Form 10-Q
period 1993-12-31
BECTON DICKINSON & CO
filed 1994-02-11
CIK 10795

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                 December 31, 1993
                               -------------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from
                               __________________________________to___________

Commission file number  1-4802
                       --------

                         Becton, Dickinson and Company
      -------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

             New Jersey                                  22-0760120
- ----------------------------------------    -----------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

          1 Becton Drive Franklin Lakes, New Jersey       07417-1880
- --------------------------------------------------------------------------------
                   (Address of principal executive offices)
                                  (Zip Code)

                                (201) 847-6800
      -------------------------------------------------------------------
             (Registrant's telephone number, including area code)


                                      N/A
      -------------------------------------------------------------------
             (Former name, former address and former fiscal year,
                         if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X .  No    .
                                               ---      ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Class of Common Stock           Shares Outstanding as of January 31, 1994
     ---------------------           -----------------------------------------

   Common stock, par value $1.00                      72,658,069


               Page 1 of 11 Pages (Exhibit Index is on Page 10)

                         PART I - FINANCIAL INFORMATION
                         ------------------------------


Item 1.  Financial Statements.
         ---------------------

         Condensed Consolidated Balance Sheets at December 31, 1993 and September 30, 1993

         Condensed Consolidated Statements of Operations for the three months ended December 31, 1993 and 1992

         Condensed Consolidated Statements of Cash Flows for the three months ended December 31, 1993 and 1992

         Notes to Condensed Consolidated Financial Statements

                                     ITEM 1. FINANCIAL STATEMENTS
                                     BECTON, DICKINSON AND COMPANY
                                 CONDENSED CONSOLIDATED BALANCE SHEETS
                                           Thousands of Dollars

                                                   December 31,           September 30,
                                                      1993                   1993
                                                   ------------           ------------
Assets                                             (Unaudited)
- ------
Current Assets:
   Cash and equivalents                           $     27,667          $       39,126
   Short-term investments                               54,747                  25,753
   Trade receivables, net                              463,341                 557,803
   Inventories (Note 2):
      Materials                                         89,358                  89,549
      Work in process                                   63,592                  67,257
      Finished products                                297,752                 289,071
                                                   -----------           -------------
                                                       450,702                 445,877
   Prepaid expenses, deferred taxes and other           81,178                  82,183
                                                   -----------           -------------
      Total Current Assets                           1,077,635               1,150,742

Investments in marketable securities                   123,597                 123,605

Property, plant and equipment                        2,378,804               2,363,856
  Less allowances for depreciation and
    amortization                                       991,475                 960,786
                                                   -----------           -------------
                                                     1,387,329               1,403,070
Intangibles, net
   Patents and other                                   109,719                 110,820
   Goodwill                                            102,312                 105,272

Other                                                  193,960                 194,056
                                                   -----------           -------------
      Total Assets                                $  2,994,552          $    3,087,565
                                                   ===========           =============
Liabilities and Shareholders' Equity
- ------------------------------------
Current Liabilities:
   Short-term debt                                $    183,719          $      206,763
   Payables and other liabilities                      395,181                 429,299
                                                   -----------           -------------
      Total Current Liabilities                        578,900                 636,062

Long-term debt                                         702,393                 680,581

Long-term employee benefit obligations                 295,577                 294,054

Deferred income taxes and other                         21,040                  19,915

Shareholders' Equity:
   Preferred stock                                      57,812                  58,108
   Common stock                                         85,349                  85,349
   Capital in excess of par value                      105,426                 104,954
   Cumulative currency translation adjustments         (34,094)                (22,048)
   Retained earnings                                 1,592,593               1,581,196
   Unearned ESOP compensation                          (44,969)                (45,249)
   Shares in treasury - at cost                       (365,475)               (305,357)
                                                   -----------           -------------
      Total Shareholders' Equity                     1,396,642               1,456,953
                                                   -----------           -------------
      Total Liabilities and Shareholders' Equity  $  2,994,552          $    3,087,565
                                                   ===========           =============

                 See notes to condensed consolidated financial statements

                         BECTON, DICKINSON AND COMPANY
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  Thousands of Dollars, Except Per Share Data
                                  (Unaudited)

                                              Three Months Ended
                                                 December 31,
                                             --------------------
                                                1993       1992*
                                             ---------  ---------
REVENUES                                     $ 554,080  $ 560,462

Cost of products sold                          312,882    319,108
Selling and administrative                     157,376    158,541
Research and development                        34,803     32,688
                                             ---------  ---------
TOTAL OPERATING COSTS AND EXPENSES             505,061    510,337
                                             ---------  ---------
OPERATING INCOME                                49,019     50,125

Interest expense, net                          (10,843)   (12,943)
Other expense, net                              (4,366)    (6,746)
                                             ---------  ---------
INCOME BEFORE INCOME TAXES AND
  CUMULATIVE EFFECT OF ACCOUNTING CHANGES       33,810     30,436

Income tax provision                             8,114      7,092
                                             ---------  ---------
INCOME BEFORE CUMULATIVE EFFECT OF
  ACCOUNTING CHANGES                            25,696     23,344

Cumulative effect of accounting changes,
  net of taxes                                       -   (141,057)
                                             ---------  ---------
NET INCOME (LOSS)                            $  25,696  $(117,713)
                                             =========  =========
EARNINGS (LOSS) PER SHARE
- -------------------------
INCOME BEFORE CUMULATIVE EFFECT OF
  ACCOUNTING CHANGES                         $     .33  $     .30
Cumulative effect of accounting changes
  net of taxes                                       -      (1.83)
                                             ---------  ---------
NET INCOME (LOSS)                            $    .33   $   (1.53)
                                             =========  =========
DIVIDENDS PER SHARE                          $    .185  $    .165
                                             =========  =========
Average common and common
 equivalent shares outstanding                  74,805     77,504
                                             =========  =========

   * Restated to reflect adoption of SFAS Nos. 106, 109, and 112 in the fourth quarter of fiscal 1993 retroactive to October 1, 1992.




           See notes to condensed consolidated financial statements

                                  BECTON, DICKINSON AND COMPANY
                          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       Thousands of Dollars
                                         (Unaudited)

                                                           Three Months Ended
                                                               December 31,
                                                       ---------------------------
                                                       1993                    1992*
                                                     ----------            ------------
Operating Activities:

  Net income (loss)                               $     25,696          $     (117,713)
  Adjustments to net income (loss) to derive
   net cash provided by operating activities:
      Cumulative effect of accounting changes, net
        of taxes                                             -                 141,057
      Depreciation and amortization                     49,725                  45,329
      Change in working capital                         29,882                   4,078
      Other, net                                         9,258                  10,240
                                                     ----------            ------------
    Net cash provided by operating activities          114,561                  82,991
                                                     ----------            ------------
Investing Activities:

  Capital expenditures                                 (29,606)                (40,320)
  Change in investments, net                           (28,310)                   (469)
  Other, net                                           (11,875)                (10,803)
                                                     ----------            ------------
    Net cash used for investing activities             (69,791)                (51,592)
                                                     ----------            ------------
Financing Activities:

  Change in short-term debt                            (16,041)                (13,195)
  Proceeds of long-term debt                            22,917                     591
  Payments of long-term debt                            (1,952)                 (1,290)
  Issuance of common stock                               1,920                   7,321
  Repurchase of common stock                           (61,566)                      -
  Dividends paid                                          (949)                   (960)
                                                     ----------            ------------
    Net cash used for financing activities             (55,671)                 (7,533)
                                                     ----------            ------------

Effect of Exchange Rate Changes on Cash and
   Equivalents                                            (558)                 (3,928)
                                                     ----------            ------------
    Net (decrease) increase in cash and equivalents    (11,459)                 19,938

Opening Cash and Equivalents                            39,126                  56,631
                                                     ----------            ------------
Closing Cash and Equivalents                      $     27,667          $       76,569
                                                   ===========            ============


* Restated to reflect the adoption of SFAS Nos. 106, 109 and 112 in the fourth quarter of fiscal 1993 retroactive to October 1, 1992.









              See notes to condensed consolidated financial statements

                         BECTON, DICKINSON AND COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1993

Note 1 - Basis of Presentation
- ------------------------------

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, in the opinion of the management of the Company, include all adjustments, which are of a normal recurring nature, necessary for a fair presentation of financial position and the results of operations and cash flows for the periods presented. However, the financial statements do not include all information and footnotes required for a presentation in accordance with generally accepted accounting principles. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included or incorporated by reference in the Company's 1993 Annual Report on Form 10-K. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year.

Note 2 - Inventory Valuation
- ----------------------------

An actual valuation of inventory under the LIFO method can be made only at the end of each fiscal year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on management's estimates of expected year-end inventory levels and costs.

ITEM 2.                 MANAGEMENT'S DISCUSSION AND
                  ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                               OF OPERATIONS.
              --------------------------------------------------------


Results of Operations
- ---------------------

First quarter reported revenues of $554 million were slightly below the prior year's revenues of $560 million. Revenues would have increased 3% after excluding the estimated $23 million adverse impact of foreign currency translation. In comparison with last year's first quarter double-digit growth rate, which was the result of a strong surge in revenues related to new products, the growth rate in the first quarter of 1994 was modest. The growth rate of high volume Medical and Diagnostic products in the Company's core businesses continued to be satisfactory. Medical Supplies and Devices segment revenues of $296 million decreased 2% and Diagnostic Systems segment revenues of $258 million decreased 1%, but would have increased an estimated 2% and 3.5%, respectively, after excluding the adverse impact of foreign currency translation.

Domestic Medical segment revenues were slightly above last year. Proposals for health care reform in the United States do not appear to have affected the growth rate of core products, including safety products recently introduced to address the heightened concern for safety among health care workers. International Medical segment revenues decreased 4%, but would have increased an estimated 5% after excluding the unfavorable impact of foreign currency translation.

Domestic Diagnostic segment revenues increased 2%. International Diagnostic segment revenues decreased 4%, but would have increased an estimated 5% after excluding the adverse impact of foreign currency translation. In comparison with last year, revenue growth was adversely affected by the continuing economic weakness in southern European countries, especially Italy and Spain, as well as by the shipments of newly introduced instrumentation in the first quarter of last year.

The gross profit margin of 43.5% was higher than last year's first quarter rate of 43.1%. The mix of product revenues, as well as productivity improvements, were the principal reasons for the improvement. Selling and administrative expense was 28.4% of revenues, about the same as last year's first quarter ratio of 28.3%. Reported expense of $157 million was slightly lower than last year, reflecting a modest favorable impact from foreign currency translation, as well as tight spending controls. Investment of $35 million in research and development increased 6% over last year's first quarter expenditures. As a percent of revenues, research and development expense was 6.3%, compared with last year's 5.8%.

Operating income of $49 million was slightly below last year. After excluding the negative effect of foreign currency translation, operating income would have increased an estimated 8%, reflecting improved gross profit margin and the successful implementation of spending controls.

Net interest expense of $11 million was $2 million lower than last year's first quarter. Lower interest rates and lower debt levels more than offset a reduction in capitalized interest.

Other expense, net of $4 million was $2 million favorable to last year, due to lower charges related to foreign exchange transactions. The first quarter income tax rate was 24%, compared with last year's first quarter rate of 23.3%.

Income before cumulative effect of accounting changes was $26 million compared with $23 million last year, an increase of 10%. Net income was $26 million, compared with a net loss of $118 million last year which included an after-tax charge of $141 million, or $1.83 per share, representing the cumulative effect of accounting changes adopted in 1993.

Earnings per share were $.33, an increase of 10% over last year's $.30 before the cumulative effect of accounting changes. Foreign currency translation decreased earnings per share by an estimated $.04. Without this adverse impact, earnings per share would have increased 23%.

Financial Condition
- -------------------

During the first quarter of 1994, cash provided by operations was $115 million, compared with $83 million during the first quarter of last year. Debt remained basically unchanged during the first quarter of 1994. The percentage of debt to capitalization (defined as the sum of shareholders' equity, net non-current deferred income tax liabilities, and debt) was 38.7%, lower than 39.2% a year ago. Last year's ratio has been restated to reflect the cumulative effect of accounting changes adopted in fiscal 1993 retroactive to October 1, 1992.

Capital expenditures for the quarter were $30 million compared with $40 million during the first quarter of last year. For the full year, capital expenditures are expected to be more than 15% lower than last year's $184 million.

Because of its strong credit ratings, the Company believes it has the capacity to arrange significant additional borrowings should the need arise.

During the first quarter of 1994, the Company repurchased 1.7 million shares of its common stock at an average cost of $36.48. At December 31, 1993, authorization from the Board of Directors remained to acquire an additional 3.5 million shares.

At its November 1993 meeting, the Board of Directors increased the Company's quarterly dividend from $.165 to $.185 per common share.

                          PART II - OTHER INFORMATION
                          ---------------------------

Item 6. Exhibits and Reports on Form 8-K.
        ---------------------------------

        a)  Exhibits

            11 - Computation of Earnings Per Share.

        b)  Reports on Form 8-K

            There were no reports on Form 8-K filed for the quarter ended December 31, 1993.



                                   SIGNATURE


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          Becton, Dickinson and Company
                                          -----------------------------
                                                   (Registrant)

Date     February 11, 1994
     ------------------------



                                                 /s/Robert A. Reynolds
                                       ----------------------------------------
                                                  Robert A. Reynolds
                                      Vice President - Finance and Controller
                                    (Principal Financial and Accounting Officer)

                                 EXHIBIT INDEX
                                 -------------



Exhibit                              Method of   Sequential
Number           Description          Filing     Page Number
- ---------  -----------------------  -----------  -----------

  11       Computation of Earnings  Filed with        11
           Per Share                this report
