Form 10-Q
period 1994-03-31
BECTON DICKINSON & CO
filed 1994-05-13
CIK 10795

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                March 31, 1994
                               ------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to __________________

Commission file number 1-4802
                      ---------

                         Becton, Dickinson and Company
      -------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

        New Jersey                                     22-0760120
- - --------------------------------          ------------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
 incorporation or organization)

         1 Becton Drive  Franklin Lakes, New Jersey        07417-1880
- - -----------------------------------------------------------------------------
                   (Address of principal executive offices)
                                  (Zip Code)

                                (201) 847-6800
      -------------------------------------------------------------------
             (Registrant's telephone number, including area code)


                                      N/A
               ------------------------------------------------
             (Former name, former address and former fiscal year,
                         if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X . No ___.
                                               ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Class of Common Stock            Shares Outstanding as of April 30, 1994
     ---------------------            ---------------------------------------
   Common stock, par value $1.00                       71,678,462

               Page 1 of 13 Pages (Exhibit Index is on Page 12)

                         PART I - FINANCIAL INFORMATION
                         ------------------------------


Item 1.  Financial Statements.
         ---------------------

         Condensed Consolidated Balance Sheets at March 31, 1994 and September 30, 1993

         Condensed Consolidated Statements of Operations for the three and six
         month periods ended   March 31, 1994 and 1993

         Condensed Consolidated Statements of Cash Flows for the six months ended March 31, 1994 and 1993

         Notes to Condensed Consolidated Financial Statements


                         ITEM 1. FINANCIAL STATEMENTS
                         BECTON, DICKINSON AND COMPANY
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             Thousands of Dollars


                                                              March 31,        September 30,
Assets                                                           1994              1993
- - ------                                                       -----------       -------------
                                                             (Unaudited)
Current Assets:
   Cash and equivalents                                      $    31,008       $     39,126
   Short-term investments                                         18,597             25,753
   Trade receivables, net                                        509,846            557,803
   Inventories (Note 2):
      Materials                                                   87,298             89,549
      Work in process                                             67,845             67,257
      Finished products                                          290,351            289,071
                                                             -----------       ------------
                                                                 445,494            445,877
   Prepaid expenses, deferred taxes and other                     76,174             82,183
                                                             -----------       ------------
      Total Current Assets                                     1,081,119          1,150,742

Investments in marketable securities                             123,597            123,605

Property, plant and equipment                                  2,410,655          2,363,856
  Less allowances for depreciation and amortization            1,030,529            960,786
                                                             -----------       ------------
                                                               1,380,126          1,403,070
Intangibles, net
   Patents and other                                             106,555            110,820
   Goodwill                                                      101,535            105,272

Other                                                            198,269            194,056
                                                             -----------       ------------
      Total Assets                                           $ 2,991,201       $  3,087,565
                                                             ===========       ============
Liabilities and Shareholders' Equity

Current Liabilities:
   Short-term debt                                           $   187,064       $    206,763
   Payables and other liabilities                                380,264            429,299
                                                             -----------       ------------
      Total Current Liabilities                                  567,328            636,062

Long-term debt                                                   704,537            680,581

Long-term employee benefit obligations                           298,229            294,054

Deferred income taxes and other                                   23,968             19,915

Shareholders' Equity:
   Preferred stock                                                57,403             58,108
   Common stock                                                   85,349             85,349
   Capital in excess of par value                                105,105            104,954
   Cumulative currency translation adjustments                   (27,687)           (22,048)
   Retained earnings                                           1,635,646          1,581,196
   Unearned ESOP compensation                                    (44,687)           (45,249)
   Shares in treasury - at cost                                 (413,990)          (305,357)
                                                             -----------       ------------
      Total Shareholders' Equity                               1,397,139          1,456,953
                                                             -----------       ------------
      Total Liabilities and Shareholders' Equity             $ 2,991,201       $  3,087,565
                                                             ===========       ============


           See notes to condensed consolidated financial statements

                         BECTON DICKINSON AND COMPANY
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  Thousands of Dollars, Except Per Share Data
                                  (Unaudited)

                                              Three Months Ended         Six Months Ended
                                                   March 31,                 March 31,
                                            ---------------------     ------------------------
                                               1994        1993*          1994         1993*
                                            ---------   ---------     -----------   ----------
REVENUES                                    $ 634,814   $ 612,534     $ 1,188,894   $ 1,172,996

Cost of products sold                         343,082     340,249         655,964       659,357
Selling and administrative                    162,617     163,254         319,993       321,795
Research and development                       35,684      34,084          70,487        66,772
                                            ---------   ---------     -----------   -----------
TOTAL OPERATING COSTS AND EXPENSES            541,383     537,587       1,046,444     1,047,924
                                            ---------   ---------     -----------   -----------

OPERATING INCOME                               93,431      74,947         142,450       125,072

Interest expense, net                         (13,655)    (14,019)        (24,498)      (26,962)
Other (expense) income, net                    (4,653)      8,309          (9,019)        1,563
                                            ---------   ---------      ----------   -----------

INCOME BEFORE INCOME TAXES AND
  CUMULATIVE EFFECT OF ACCOUNTING CHANGES      75,123      69,237         108,933        99,673

Income tax provision                           18,030      13,241          26,144        20,333
                                            ---------   ---------     -----------   -----------
INCOME BEFORE CUMULATIVE EFFECT OF
  ACCOUNTING CHANGES                           57,093      55,996          82,789        79,340

Cumulative effect of accounting changes,
  net of taxes                                      -           -               -      (141,057)
                                            ---------   ---------     -----------   -----------
NET INCOME (LOSS)                           $  57,093   $  55,996     $    82,789   $   (61,717)
                                            =========   =========     ===========   ===========

EARNINGS (LOSS) PER SHARE
- - -------------------------
INCOME BEFORE CUMULATIVE EFFECT OF
  ACCOUNTING CHANGES                        $     .76   $     .71     $      1.09   $      1.01
Cumulative effect of accounting changes
  net of taxes                                      -           -               -         (1.83)
                                            ---------   ---------     -----------   -----------
NET INCOME (LOSS)                           $     .76   $     .71     $      1.09   $     ( .82)
                                            =========   =========     ===========   ===========
DIVIDENDS PER SHARE                         $    .185   $    .165     $       .37   $       .33
                                            =========   =========     ===========   ===========
Average common and common
 equivalent shares outstanding                 73,540      77,406          74,148        77,475
                                            =========   =========     ===========   ===========

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


           See notes to condensed consolidated financial statements

                         BECTON, DICKINSON AND COMPANY
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             Thousands of Dollars
                                  (Unaudited)

                                                                     Six Months Ended
                                                                         March 31,
                                                               ----------------------------
                                                                  1994              1993*
                                                               ---------         ----------
Operating Activities:

  Net income (loss)                                            $  82,789         $  (61,717)
  Adjustments to net income (loss) to derive net cash
    provided by operating activities:
      Cumulative effect of accounting changes, net of taxes            -            141,057
      Depreciation and amortization                               99,756             93,475
      Change in working capital                                      230             (8,603)
      Other, net                                                  13,378               (948)
                                                               ---------         ----------
    Net cash provided by operating activities                    196,153            163,264
                                                               ---------         ----------
Investing Activities:

  Capital expenditures                                           (57,016)           (81,283)
  Change in investments, net                                       7,840             (4,475)
  Other, net                                                     (19,886)           (23,075)
                                                               ---------         ----------
    Net cash used for investing activities                       (69,062)          (108,833)
                                                               ---------         ----------
Financing Activities:

  Change in short-term debt                                       (9,013)           (22,347)
  Proceeds of long-term debt                                      27,750             39,012
  Payments of long-term debt                                     (16,106)            (1,432)
  Issuance of common stock                                         5,754             11,313
  Repurchase of common stock                                    (114,387)           (10,385)
  Dividends paid                                                 (28,696)           (27,109)
                                                               ---------         ----------
    Net cash used for financing activities                      (134,698)           (10,948)
                                                               ---------         ----------

Effect of Exchange Rate Changes on Cash and Equivalents             (511)            (3,400)
                                                               ---------         ----------
    Net (decrease) increase in cash and equivalents               (8,118)            40,083

Opening Cash and Equivalents                                      39,126             56,631
                                                               ---------         ----------
Closing Cash and Equivalents                                   $  31,008         $   96,714
                                                               =========         ==========

* Restated to reflect the adoption of SFAS Nos. 106, 109 and 112 in the fourth quarter of fiscal 1993 retroactive to October 1, 1992.


           See notes to condensed consolidated financial statements

                         BECTON, DICKINSON AND COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1994

Note 1 - Basis of Presentation
- - ------------------------------

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

Note 2 - Inventory Valuation
- - ----------------------------

An actual valuation of inventory under the LIFO method can be made only at the end of each fiscal year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on management's estimates of expected year-end inventory levels and costs.

ITEM 2.                   MANAGEMENT'S DISCUSSION AND
                  ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                OF OPERATIONS.
                  --------------------------------------------


Results of Operations
- - ---------------------

Second Quarter 1994 vs. Second Quarter 1993
- - -------------------------------------------

Second quarter revenues of $635 million exceeded the prior year's revenues of $613 million by 4%. Revenues would have increased 6% after excluding the estimated $12 million adverse impact of foreign currency translation. Orders for high volume Medical and Diagnostic products in the Company's core businesses in the United States and Europe continued to be at expected growth rates, confirming that there does not seem to be an adverse effect from the uncertainty about health care reform. The Company's growth in core businesses continues to be driven by the heightened concern for safety for health care workers. Medical Supplies and Devices segment revenues of $352 million increased 5% and Diagnostic Systems segment revenues of $283 million increased 2%, but would have increased 8% and 3%, respectively, after excluding the estimated adverse impact of foreign currency translation.

Domestic Medical segment revenues increased 4%. International Medical segment revenues increased 6.5% but would have increased 11.5% after excluding the estimated adverse impact of foreign currency translation. The growth rates reflect strong sales of safety products, and of diabetic and prefillable syringes.

Domestic Diagnostic segment revenues increased 2%. International Diagnostic segment revenues increased 2%, or 5% after excluding the estimated adverse impact of foreign currency translation. In comparison with last year, revenue growth was adversely affected by prior year amounts which reflected shipments of new systems after a period of pent-up demand. International revenues were also affected by the continuing economic weakness in European countries, especially Italy and Spain. Good growth rates continued in Japan and Latin America.

The gross profit margin of 46.0% was substantially higher than last year's second quarter rate of 44.5%. The mix of product revenues, as well as productivity improvements, were the principal reasons for the improvement. Selling and administrative expense was 25.6% of revenues, which was more than a full percentage point better than last year's second quarter ratio of 26.7%, reflecting tight spending controls and cost reduction programs. Reported expense of $163 million was about the same as last year's second quarter expense. Investment of $36 million in research and development increased 5% over last year's second quarter expenditures. As a percent of revenues, research and development expense was 5.6%, the same as in last year's second quarter.

Operating income of $93 million increased 25% from last year's second quarter amount of $75 million despite the adverse effect of a stronger dollar. The improvement of the operating margin from 12.2% in the second quarter last year to 14.7% in the current quarter reflects productivity improvements in both manufacturing and operating expenses.

Net interest expense of $14 million was about the same as last year's second quarter amount. Lower interest rates offset a reduction in capitalized interest.

Other (expense) income, net was $13 million unfavorable compared with last year's second quarter. $5 million of the change was due to a capital gain recorded in last year's second quarter in connection with the February 18, 1993 merger of Applied Biosystems, Inc. with The Perkin-Elmer Corporation as well as the Company's share of earnings of Applied Biosystems, Inc. In addition, higher charges related to foreign exchange in the current quarter resulted in an unfavorable comparison of $5 million with the prior year's second quarter.

The income tax rate of 24.0%, compared with last year's second quarter rate of 19.1%, resulted from the projected mix of income from the various tax rate jurisdictions in which the Company operates.

Earnings per share were $.76, an increase of 7% over last year's $.71 which included a gain of $.04 related to the Perkin-Elmer transaction. Foreign currency translation decreased earnings per share by an estimated $.03. Without the estimated adverse impact from foreign currency translation and the gain related to the Perkin-Elmer transaction, earnings per share would have increased 18%.

Six Months 1994 vs. Six Months 1993
- - -----------------------------------

Reported revenues of $1.189 billion exceeded the prior year level of $1.173 billion by 1%. Revenues would have increased 4% without the estimated adverse impact of foreign currency translation. Medical Supplies and Devices segment revenues increased 2% to $648 million. Diagnostic Systems segment revenues were $541 million, an increase of 1%. Geographically, domestic revenues increased 2% to $664 million and international revenues increased less than 1% to $525 million, but would have increased 7% after excluding the estimated adverse impact of foreign currency translation.

The gross profit margin of 44.8% was higher than last year's rate of 43.8%. Selling and administrative expense was 26.9%, lower than last year's rate of 27.4%, reflecting effective spending controls and cost reduction programs. Investment of $70 million in research and development expense increased 6% over last year's expenditures. As a percent of revenues, research and development expense was 5.9%, compared with last year's 5.7%.

Operating income of $142 million increased $17 million over last year. As a percent of revenues, operating income was 12.0% compared with last year's 10.7%, resulting from productivity improvements in both manufacturing and operating expenses.

Other (expense) income, net was $11 million unfavorable compared with last year. The change is principally due to the absence of a capital gain recorded last year in connection with the Perkin-Elmer transaction, as well as the Company's share of earnings of Applied Biosystems, Inc., in the amount of $6 million, and miscellaneous other income.

The income tax rate of 24.0%, compared with last year's rate of 20.4%, resulted from the projected mix of income from the various tax rate jurisdictions in which the Company operates.

Income before cumulative effect of accounting changes was $83 million compared with $79 million last year, an increase of 4%. Net income was $83 million, compared with a net loss of $62 million last year which included an after-tax charge of $141 million, or $1.83 per share, representing the cumulative effect of accounting changes adopted in 1993.

Earnings per share were $1.09, an increase of 8% over last year's $1.01 before the cumulative effect of accounting changes, which included a gain of $.04 related to the Perkin-Elmer transaction. Foreign currency translation decreased earnings per share by an estimated $.07.

Financial Condition
- - -------------------

During the first six months of 1994, cash provided by operations was $196 million, compared with $163 million during the first six months of last year.

Debt remained basically unchanged during the first six months of 1994. The percentage of debt to capitalization (defined as the sum of shareholders' equity, net non-current deferred income tax liabilities, and debt) was 38.8%, lower than 39.7% a year ago. Last year's ratio has been restated to reflect the cumulative effect of accounting changes referred to previously.

Capital expenditures for the six months were $57 million compared with $81 million during the first six months of last year, due to the absence of any major projects. For the full year, capital expenditures are expected to be less than $150 million.

Because of its strong credit ratings, the Company believes it has the capacity to arrange significant additional borrowings should the need arise.

During the first six months of 1994, the Company repurchased 3.1 million shares of its common stock for a total cost of $114 million. At March 31, 1994, authorizations from the Board of Directors remained outstanding to acquire an additional 2.1 million shares.

                          PART II - OTHER INFORMATION
                          ---------------------------

Item 4. Submission of Matters to a Vote of Security Holders.
        ----------------------------------------------------

        a) The Annual Meeting of Shareholders of the Company was held on February 8, 1994.

        c) (i) A management proposal for the election of three directors for the terms indicated below was voted upon as follows:

                 Nominee           Term           Votes For     Votes Withheld
                 -------           ----           ---------     --------------
                 Harry N. Beaty    3 Years        63,560,587       853,690

                 Raymond V.
                 Gilmartin         3 Years        63,566,402       847,875

                 Frank A. Olson    3 Years        63,561,381       852,896


           (ii) A management proposal to ratify the selection of Ernst & Young as independent auditors for fiscal year 1994 was voted upon. 64,050,033 shares were voted for the proposal, 149,243 shares were voted against and 215,001 shares abstained.

          (iii) A management proposal to approve the 1994 Restricted Stock Plan for Non-Employee Directors was voted upon. 61,287,700 shares were voted for the proposal, 2,543,258 shares were voted against and 583,319 shares abstained.

           (iv) A shareholder proposal to recommend that the Company disclose in newspapers of general publication a detailed statement of political contributions made by the Company was voted upon. 3,361,576 shares were voted for the proposal, 54,014,055 shares were voted against and 2,436,775 shares abstained.


Item 6.   Exhibits and Reports on Form 8-K.
          ---------------------------------

          a) Exhibits

             11 - Computation of Earnings Per Share.

          b) Reports on Form 8-K

             There were no reports on Form 8-K filed for the quarter ended March 31, 1994.

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


                                          Becton, Dickinson and Company
                                          -----------------------------
                                                  (Registrant)

Date     May 12, 1994
     -------------------



                                               /s/Robert A. Reynolds
                                       -----------------------------------
                                                Robert A. Reynolds
                                     Vice President - Finance and Controller
                                  (Principal Financial and Accounting Officer)

                                 EXHIBIT INDEX
                                 -------------



Exhibit                              Method of   Sequential
Number           Description          Filing     Page Number
- - ---------  -----------------------  -----------  -----------

  11       Computation of Earnings  Filed with         13
           Per Share                this report
