Form 10-Q
period 1994-06-30
BECTON DICKINSON & CO
filed 1994-08-12
CIK 10795

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended               June 30, 1994
                               -------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________to__________________

Commission file number   1-4802
                      ------------

                         Becton, Dickinson and Company
- - -----------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

        New Jersey                                     22-0760120
- - -------------------------------            ----------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
 incorporation or organization)


           1 Becton Drive    Franklin Lakes, New Jersey   07417-1880
           ---------------------------------------------------------
                   (Address of principal executive offices)
                                  (Zip Code)

                                (201) 847-6800
           ---------------------------------------------------------
             (Registrant's telephone number, including area code)


                                      N/A
           ---------------------------------------------------------
             (Former name, former address and former fiscal year,
                         if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X .  No    .
                                               ---      ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Class of Common Stock              Shares Outstanding as of July 31, 1994
     ---------------------              --------------------------------------

 Common stock, par value $1.00                       70,970,796


               Page 1 of 12 Pages (Exhibit Index is on Page 11)

                         PART I - FINANCIAL INFORMATION
                         ------------------------------


Item 1.  Financial Statements.
         ---------------------

         Condensed Consolidated Balance Sheets at June 30, 1994 and September 30, 1993

         Condensed Consolidated Statements of Operations for the three and nine month periods ended June 30, 1994 and 1993

         Condensed Consolidated Statements of Cash Flows for the nine months ended June 30, 1994 and 1993

         Notes to Condensed Consolidated Financial Statements

                                         ITEM 1. FINANCIAL STATEMENTS
                                         BECTON, DICKINSON AND COMPANY
                                         CONDENSED CONSOLIDATED BALANCE SHEETS
                                         Thousands of Dollars

                                                                      June 30,             September 30,
Assets                                                                  1994                    1993
- - ------                                                             -------------           -------------
                                                                    (Unaudited)
Current Assets:
   Cash and equivalents                                            $      51,516           $      39,126
   Short-term investments                                                 60,077                  25,753
   Trade receivables, net                                                525,855                 557,803
   Inventories (Note 2):
      Materials                                                           87,936                  89,549
      Work in process                                                     72,681                  67,257
      Finished products                                                  286,523                 289,071
                                                                    ------------            ------------
                                                                         447,140                 445,877
   Prepaid expenses, deferred taxes and other                             80,196                  82,183
                                                                    ------------            ------------
      Total Current Assets                                             1,164,784               1,150,742

Investments in marketable securities                                      89,221                 123,605

Property, plant and equipment                                          2,460,452               2,363,856
  Less allowances for depreciation and amortization                    1,075,534                 960,786
                                                                    ------------            ------------
                                                                       1,384,918               1,403,070
Intangibles, net
   Patents and other                                                     104,060                 110,820
   Goodwill                                                              115,027                 105,272

Other                                                                    201,039                 194,056
                                                                    ------------            ------------
      Total Assets                                                 $   3,059,049           $   3,087,565
                                                                    ============            ============

Liabilities and Shareholders' Equity
- - ------------------------------------

Current Liabilities:
   Short-term debt                                                 $     149,688           $     206,763
   Payables and other liabilities                                        414,158                 429,299
                                                                   -------------           -------------
      Total Current Liabilities                                          563,846                 636,062

Long-term debt                                                           706,577                 680,581

Long-term employee benefit obligations                                   300,128                 294,054

Deferred income taxes and other                                           28,306                  19,915

Shareholders' Equity:
   Preferred stock                                                        56,712                  58,108
   Common stock                                                           85,349                  85,349
   Capital in excess of par value                                        106,432                 104,954
   Cumulative currency translation adjustments                             3,539                 (22,048)
   Retained earnings                                                   1,679,880               1,581,196
   Unearned ESOP compensation                                            (44,406)                (45,249)
   Shares in treasury - at cost                                         (427,314)               (305,357)
                                                                   -------------           -------------
      Total Shareholders' Equity                                       1,460,192               1,456,953
                                                                   -------------           -------------

      Total Liabilities and Shareholders' Equity                   $   3,059,049           $   3,087,565
                                                                   =============           =============


                        See notes to condensed consolidated financial statements

                                 BECTON, DICKINSON AND COMPANY
                                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS Thousands of Dollars, Except Per Share Data (Unaudited)

                                                    Three Months Ended          Nine Months Ended
                                                        June 30,                    June 30,
                                                 ----------------------     ----------------------
                                                    1994        1993*          1994        1993*
                                                 ---------    ---------     ----------  ----------
REVENUES                                         $ 652,988    $ 625,356     $1,841,882  $1,798,352

Cost of products sold                              357,857      345,818      1,013,821   1,005,175
Selling and administrative                         165,478      166,321        485,471     488,116
Research and development                            35,086       35,156        105,573     101,928
                                                 ---------    ---------     ----------  ----------
TOTAL OPERATING COSTS AND EXPENSES                 558,421      547,295      1,604,865   1,595,219
                                                 ---------    ---------     ----------  ----------

OPERATING INCOME                                    94,567       78,061        237,017     203,133

Interest expense, net                              (13,264)     (14,864)       (37,762)    (41,826)
Other (expense) income, net                         (2,419)       7,205        (11,438)      8,768
                                                 ---------    ---------     ----------  ----------

INCOME BEFORE INCOME TAXES AND
  CUMULATIVE EFFECT OF ACCOUNTING CHANGES           78,884       70,402        187,817     170,075

Income tax provision                                20,810       13,342         46,954      33,675
                                                 ---------    ---------     ----------  ----------

INCOME BEFORE CUMULATIVE EFFECT OF
  ACCOUNTING CHANGES                                58,074       57,060        140,863     136,400

Cumulative effect of accounting changes,
  net of taxes                                           -            -              -    (141,057)
                                                 ---------    ---------     ----------  ----------
NET INCOME (LOSS)                                $  58,074    $  57,060     $  140,863  $   (4,657)
                                                 =========    =========     ==========  ==========

EARNINGS (LOSS) PER SHARE
- - -------------------------
INCOME BEFORE CUMULATIVE EFFECT OF
  ACCOUNTING CHANGES                             $     .78    $     .72     $     1.87  $     1.73
Cumulative effect of accounting changes,
  net of taxes                                           -            -              -       (1.83)
                                                 ---------    ---------     ----------  ----------
NET INCOME (LOSS)                                $     .78    $     .72     $     1.87  $     (.10)
                                                 =========    =========     ==========  ==========

DIVIDENDS PER SHARE                              $    .185    $    .165     $     .555  $     .495
                                                 =========    =========     ==========  ==========
Average common and common
 equivalent shares outstanding                      72,700       76,770         73,648      77,228
                                                 =========    =========     ==========  ==========

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


                        See notes to condensed consolidated financial statements

                                BECTON, DICKINSON AND COMPANY
                                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS Thousands of Dollars
                                (Unaudited)

                                                                            Nine Months Ended
                                                                                 June 30,
                                                                  --------------------------------------
                                                                        1994                   1993*
                                                                  --------------          --------------
Operating Activities:

  Net income (loss)                                               $      140,863          $       (4,657)
  Adjustments to net income (loss) to derive net cash
    provided by operating activities:
      Depreciation and amortization                                      148,510                 140,450
      Cumulative effect of accounting changes, net of taxes                    -                 141,057
      Change in working capital                                           30,645                 (32,637)
      Other, net                                                          15,321                  (2,764)
                                                                  --------------          --------------
    Net cash provided by operating activities                            335,339                 241,449
                                                                  --------------          --------------

Investing Activities:

  Capital expenditures                                                   (87,959)               (129,213)
  Acquisition of business                                                (11,558)                      0
  Sale of equity investment                                                    0                  59,470
  Change in investments, net                                                 742                 (15,825)
  Other, net                                                             (20,529)                (28,778)
                                                                  --------------          --------------
    Net cash used for investing activities                              (119,304)               (114,346)
                                                                  --------------          --------------

Financing Activities:

  Change in short-term debt                                              (50,693)               (113,728)
  Proceeds of long-term debt                                              27,795                  42,044
  Payments of long-term debt                                             (16,534)                 (1,559)
  Issuance of common stock                                                 9,287                  12,252
  Repurchase of common stock                                            (129,766)                (33,827)
  Dividends paid                                                         (43,877)                (41,460)
                                                                  --------------          --------------
    Net cash used for financing activities                              (203,788)               (136,278)
                                                                  --------------          --------------

Effect of exchange rate changes on cash and equivalents                      143                  (3,235)
                                                                  --------------          --------------
    Net increase (decrease) in cash and equivalents                       12,390                 (12,410)

Opening Cash and Equivalents                                              39,126                  56,631
                                                                  --------------          --------------
Closing Cash and Equivalents                                      $       51,516          $       44,221
                                                                  ==============          ==============

* Restated to reflect the adoption of SFAS Nos. 106, 109 and 112 in the fourth quarter of fiscal 1993 retroactive to October 1, 1992.


                        See notes to condensed consolidated financial statements

                         BECTON, DICKINSON AND COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1994

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

ITEM 2.                   MANAGEMENT'S DISCUSSION AND
                  ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                OF OPERATIONS.
                  -------------------------------------------


Results of Operations
- - ---------------------

Third Quarter 1994 vs. Third Quarter 1993
- - -----------------------------------------

Third quarter revenues of $653 million exceeded the prior year's revenues of $625 million by 4%. Revenues would have increased 6% after excluding the estimated $8 million adverse impact of foreign currency translation. Orders for high volume Medical and Diagnostic products in the Company's core businesses in the United States and International markets continued to result in good growth rates, confirming that there does not seem to be an adverse effect from the uncertainty about health care reform. The growth in core businesses continued to be driven by product offerings which provide greater value and safety for our customers. Medical Supplies and Devices segment revenues of $366 million and Diagnostic Systems segment revenues of $287 million each increased 4%, but would have increased 6% and 5%, respectively, after excluding the estimated adverse impact of foreign currency translation.

Domestic Medical segment revenues increased 6%. International Medical segment revenues increased 3%, but would have increased 6% after excluding the estimated $5 million adverse impact of foreign currency translation. These growth rates continued to reflect strong sales of safety products and of diabetic and prefillable syringes.

Domestic Diagnostic segment revenues increased 6%. International Diagnostic segment revenues increased 3%, or 5% after excluding the estimated adverse impact of foreign currency translation. Revenue growth was adversely affected by the continuing economic weakness in European countries, especially Italy and Spain, and a general tightening of research funding in the U.S. market. Good growth rates were experienced in Latin America and Asia Pacific.

The gross profit margin of 45.2% improved from last year's third quarter rate of 44.7%. Productivity improvements and the mix of products sold were the principal reasons for the improvement. Selling and administrative expense was 25.3% of revenues, more than a full percentage point better than last year's third quarter ratio of 26.6%, reflecting tight spending controls and cost reduction programs. Expense of $165 million was slightly less than last year's third quarter expense. Investment of $35 million in research and development was the same as last year's third quarter expenditure. As a percent of revenues, research and development expense was 5.4%, slightly lower than last year's third quarter rate of 5.6%.

Operating income of $95 million increased 21% from last year's third quarter amount of $78 million despite the adverse effect of a stronger dollar and the effect of a retirement enhancement program charge of $4.5 million in the third quarter which was recorded primarily in cost of products sold and selling and administrative expense. Operating margin improved from 12.5% in the third quarter last year to 14.5% in the current quarter.

Net interest expense of $13 million was approximately $2 million less than last year's third quarter, principally due to lower interest rates.

Other (expense) income, net was $10 million unfavorable compared with last year's third quarter. The change is principally due to the absence of dividend income and a capital gain of almost $7 million recorded in last year's third quarter in connection with the Company's disposition of its shares of stock in The Perkin-Elmer Corporation. In addition, higher charges related to foreign exchange in the current quarter resulted in an unfavorable comparison of $2 million.

The income tax rate of 26.4%, compared with last year's third quarter rate of 19.0%, resulted from the change in projected mix of income from the various tax rate jurisdictions in which the Company operates.

Earnings per share were $.78, an increase of 8% over last year's $.72 which included a gain of $.07 related to the Perkin-Elmer transaction. Foreign currency translation decreased earnings per share by an estimated $.02.

Nine Months 1994 vs. Nine Months 1993
- - -------------------------------------

Reported revenues of $1.842 billion exceeded the prior year level of $1.798 billion by 2%. Revenues would have increased 5% without the estimated adverse impact of foreign currency translation. Medical Supplies and Devices segment revenues increased 3% to $1.014 billion. Diagnostic Systems segment revenues were $828 million, an increase of 2%. Geographically, domestic revenues increased 3% to $1.025 billion and international revenues increased 1% to $816 million, but would have increased 6% after excluding the estimated adverse impact of foreign currency translation.

The gross profit margin of 45.0% improved from 44.1% in 1993. Selling and administrative expense was 26.4% of revenues, lower than last year's rate of 27.1%, reflecting effective spending controls and cost reduction programs. Investment of $106 million in research and development expense increased 4% over last year's expenditures. As a percent of revenues, research and development expense was 5.7%, the same as last year's rate.

Operating income of $237 million increased $34 million over last year. As a percent of revenues, operating income was 12.9% compared with last year's 11.3%, resulting from productivity improvements in both manufacturing and operating expenses.

Other (expense) income, net was $20 million unfavorable compared with last year. The change is principally due to the absence of an $11 million capital gain recorded last year in connection with the Perkin-Elmer transaction, as well as the Company's share of earnings of Applied Biosystems, Inc. prior to its merger with The Perkin-Elmer Corporation, in the amount of $1 million, and other miscellaneous income.

The income tax rate of 25.0%, compared with last year's rate of 19.8%, resulted from the change in projected mix of income from the various tax rate jurisdictions in which the Company operates.

Income before the cumulative effect of accounting changes was $141 million compared with $136 million last year, an increase of 3%. Net income was $141 million, compared with a net loss of $5 million last year which included an after-tax charge of $141 million, or $1.83 per share, representing the cumulative effect of accounting changes adopted in 1993.

Earnings per share were $1.87, an increase of 8% over last year's $1.73 before the cumulative effect of accounting changes. The prior year's amount included a gain of $.11 related to the Perkin-Elmer transaction. Foreign currency translation decreased earnings per share by an estimated $.09.

Financial Condition
- - -------------------

During the first nine months of 1994, cash provided by operations was $335 million, compared with $241 million during the first nine months of last year.

Debt decreased $31 million during the first nine months of 1994. The percentage of debt to capitalization (defined as the sum of shareholders' equity, net non-current deferred income tax liabilities, and debt) was 36.8%, lower than 37.6% a year ago. Last year's ratio has been restated to reflect the cumulative effect of accounting changes adopted in fiscal 1993 retroactive to October 1, 1992.

Capital expenditures for the nine months were $88 million compared with $129 million during the first nine months of last year. For the full year, capital expenditures are expected to be less than $140 million.

Because of its strong credit ratings, the Company believes it has the capacity to arrange significant additional borrowings should the need arise.

During the first nine months of 1994, the Company repurchased 3.5 million shares of its common stock at an average cost of approximately $37.00 per share. At June 30, 1994, authorization from the Board of Directors remained outstanding to acquire an additional 1.7 million shares.

                          PART II - OTHER INFORMATION
                          ---------------------------

Item 6. Exhibits and Reports on Form 8-K.
        ---------------------------------

        a) Exhibits

           11 - Computation of Earnings Per Share.

        b) Reports on Form 8-K

           A report on Form 8-K dated June 13, 1994 was filed by the Company with the Securities and Exchange Commission on June 13, 1994. The Form 8-K stated that the Company had named Clateo Castellini Chairman of the Board of Directors, President and Chief Executive Officer, succeeding Raymond V. Gilmartin, who resigned to accept a similar position with Merck & Company, Inc. The Form 8-K also stated that John W. Galiardo had been named to the new position of Vice Chairman of the Board of Directors.




                                   SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           Becton, Dickinson and Company
                                      --------------------------------------
                                                   (Registrant)

Date     August 11, 1994
     ----------------------


                                             /s/ Robert A. Reynolds
                                      --------------------------------------
                                                Robert A. Reynolds
                                      Vice President - Finance and Controller
                                   (Principal Financial and Accounting Officer)

                                 EXHIBIT INDEX
                                 -------------

Exhibit                              Method of   Sequential
Number           Description          Filing     Page Number
- - ---------  -----------------------  -----------  -----------

  11       Computation of Earnings  Filed with        12
           Per Share                this report
