Form 10-K
period 1994-09-30
BECTON DICKINSON & CO
filed 1994-12-27
CIK 10795

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                 ------------
                                   FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1994       COMMISSION FILE NUMBER 1-4802

                         BECTON, DICKINSON AND COMPANY
             (Exact name of registrant as specified in its charter)


               NEW JERSEY                               22-0760120
     (State or other jurisdiction of      (I.R.S. Employer Identification No.)
     incorporation or organization)

            1 BECTON DRIVE
       FRANKLIN LAKES, NEW JERSEY                       07417-1880
    (Address of principal executive                     (Zip Code)
                offices)



                                 (201) 847-6800
              (Registrant's telephone number, including area code)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                             NAME OF EACH EXCHANGE ON WHICH
          TITLE OF EACH CLASS                          REGISTERED
     Common Stock, Par Value $1.00              New York Stock Exchange
    Preferred Stock Purchase Rights             New York Stock Exchange

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                                      NONE
  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes  X           No

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  As of November 30, 1994, 68,307,934 shares of the registrant's common stock were outstanding and the aggregate market value of such common stock held by nonaffiliates of the registrant was approximately $3,215,990,000.

                      DOCUMENTS INCORPORATED BY REFERENCE
  (1) Portions of the registrant's Annual Report to Shareholders for the fiscal year ended September 30, 1994 are incorporated by reference into Parts I and II hereof.
  (2) Portions of the registrant's Proxy Statement for the Annual Meeting of Shareholders to be held February 14, 1995 are incorporated by reference into
Part III hereof.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS.

GENERAL

  Becton, Dickinson and Company was incorporated under the laws of the State of New Jersey in November 1906, as successor to a New York business started in 1897. Its executive offices are located at 1 Becton Drive, Franklin Lakes, New Jersey 07417-1880 and its telephone number is (201) 847-6800. All references herein to "the Company" refer to Becton, Dickinson and Company and its domestic and foreign subsidiaries unless otherwise indicated by the context.

  The Company is engaged principally in the manufacture and sale of a broad line of medical supplies and devices and diagnostic systems used by health care professionals, medical research institutions and the general public.

BUSINESS SEGMENTS AND GEOGRAPHIC AREAS

  The Company's operations are comprised of two worldwide business segments, Medical Supplies and Devices, and Diagnostic Systems. The countries in which the Company has local revenue-generating operations have been combined into the following geographic areas: United States (including Puerto Rico); Europe; and Other (which is comprised of Canada, Latin America, Japan and Asia Pacific).

  Information with respect to revenues, operating income and identifiable assets attributable to each of the Company's business segments and geographic areas of operation, as well as capital expenditures and depreciation and amortization attributable to each of the Company's business segments, appears on pages 32-33 of the Company's Annual Report to Shareholders for the fiscal year ended September 30, 1994 (the "1994 Annual Report"), and is incorporated herein by reference.

  MEDICAL SUPPLIES AND DEVICES SEGMENT

  The major products in this segment are hypodermic products, specially designed devices for diabetes care, prefillable drug delivery systems, vascular access products and surgical devices (including disposable scrubs, surgical gloves, specialty and surgical blades and pre-surgery patient prep kits).

  This segment also includes specialty needles, drug infusion systems, elastic support products, thermometers, examination gloves and contract packaging services. The Company's contract packaging services are provided to pharmaceutical, cosmetic and toiletry companies.

  DIAGNOSTIC SYSTEMS SEGMENT

  The major products in this segment are classical and instrumented microbiology products, blood collection products, instrumentation systems for cellular analysis, including flow cytometry and cellular imaging products, tissue culture labware, hematology instruments and other diagnostic systems, including immunodiagnostic test kits.

FOREIGN OPERATIONS

  The Company's products are manufactured and sold worldwide. The principal markets for the Company's products outside the United States are Europe, Japan, Mexico, Asia Pacific, Canada and Brazil. The principal products sold by the Company outside of the United States are hypodermic needles and syringes, diagnostic systems, VACUTAINER (R) brand blood collection products, HYPAK (R) brand prefillable syringe systems, and intravenous catheters. The Company has manufacturing operations in Australia, Belgium, Brazil, Canada, France, Germany, Ireland, Japan, Mexico, Singapore, Spain and the United Kingdom.

  Foreign economic conditions and exchange rate fluctuations have caused the profitability on foreign revenues to fluctuate more than on domestic revenues. The Company believes its foreign business involves greater risk than its domestic business due to the foregoing factors as well as local political and governmental conditions.

REVENUES AND DISTRIBUTION

  The Company's products and services are marketed in the United States both through independent distribution channels and directly to end-users. The Company's products are marketed outside the United States through independent distributors and sales representatives, and in some markets directly to end-users. Sales to a distributor, which supplies the Company's products to many end-users, accounted for approximately 12% of total Company revenues in fiscal 1994, and were from both business segments. Order backlog is not material to the Company's business inasmuch as orders for the Company's products are generally received and filled on a current basis, except for items temporarily out of stock. Substantially all revenue is recognized when products are shipped to customers.

RESEARCH AND DEVELOPMENT

  The Company conducts its research and development activities at its operating units, its Research Center in Research Triangle Park, North Carolina and in collaboration with selected universities and medical centers. The Company also retains individual consultants to support its efforts in specialized fields. The Company spent $144,227,000 on research and development during the fiscal year ended September 30, 1994 and $139,141,000 and $125,207,000, respectively, during the two immediately preceding fiscal years.

COMPETITION

  A number of companies, some of which are more specialized than the Company, compete in the medical technology field. In each such case, competition involves only a part of the Company's product lines. Competition in the Company's markets is based on a combination of factors including price, quality, service, reputation, distribution and promotion. Ongoing investments in research, quality management, quality and product improvement and productivity improvement are required to maintain an advantage in the competitive environments in which the Company operates.

  New companies have entered the medical technology field and established companies have diversified their business activities into this area. Other firms engaged in the distribution of medical technology products have become manufacturers as well. Some of the Company's competitors have greater financial resources than the Company. The Company is also faced with competition from products manufactured outside the United States.

PATENTS, TRADEMARKS AND LICENSES

  The Company owns numerous patents, patent applications and trademarks in the United States and other countries. The Company is also licensed under domestic and foreign patents, patent applications and trademarks owned by others. In the aggregate, these patents, patent applications, trademarks and licenses are of material importance to the Company's business.

RAW MATERIALS

  The Company purchases many different types of raw materials including plastics, glass, metals, yarn and yarn goods, paper products, agricultural products, electronic and mechanical sub-assemblies and various biological, chemical and petrochemical products. All but a few of the Company's principal raw materials are available from multiple sources.

REGULATION

  The Company's medical technology products and operations are subject to regulation by the federal Food and Drug Administration and various other federal and state agencies, as well as by a number of foreign governmental agencies. The Company believes it is in compliance in all material respects with the regulations promulgated by such agencies, and that such compliance has not had, and is not expected to have, a material adverse effect on its business.

  The Company also believes that its operations comply in all material respects with applicable environmental laws and regulations. Such compliance has not had, and is not expected to have, a material adverse effect on the Company's capital expenditures, earnings or competitive position.

EMPLOYEES

  As of September 30, 1994, the Company had approximately 18,600 employees, of whom approximately 9,900 were employed in the United States. The Company believes that its employee relations are satisfactory.

ITEM 2. PROPERTIES.

  The executive offices of the Company are located in Franklin Lakes, New Jersey. The Company owns and leases approximately 11,670,000 square feet of manufacturing, warehousing, administrative and research facilities throughout the world. The domestic facilities, including Puerto Rico, comprise approximately 6,378,000 square feet of owned and 1,726,000 square feet of leased space. The foreign facilities comprise approximately 2,500,000 square feet of owned and 1,066,000 square feet of leased space. Sales offices and distribution centers included in the total square footage are also located throughout the world.

  Operations in both of the Company's business segments are carried on at both domestic and foreign locations. Primarily at foreign locations, facilities often serve both business segments and are used for multiple purposes, such as administrative/sales, manufacturing and/or warehousing/distribution. The Company generally seeks to own its manufacturing facilities, although some, particularly at foreign locations, are leased. Most of the Company's administrative, sales and warehousing/distribution facilities are leased.

  The Company believes that its facilities are of good construction and in good physical condition, are suitable and adequate for the operations conducted at those facilities, and are, with minor exceptions, fully utilized and operating at normal capacity.

  The domestic facilities are grouped as follows:

  --Eastern Sector includes facilities in Connecticut, Georgia, Maryland,
   Massachusetts, New Jersey, New York, North Carolina, South Carolina and Puerto Rico and is comprised of approximately 3,931,000 square feet of owned and 1,037,000 square feet of leased space.

  --Central Sector includes facilities in Illinois, Indiana, Michigan,
   Missouri, Nebraska, Ohio, Texas and Wisconsin and is comprised of approximately 1,043,000 square feet of owned and 481,000 square feet of leased space.

  --Western Sector includes facilities in California and Utah and is comprised of approximately 1,404,000 square feet of owned and 208,000 square feet of leased space.

  The foreign facilities are grouped as follows:

  --Canada includes approximately 161,000 square feet of owned and 46,000 square feet of leased space.

  --Europe includes facilities in Belgium, France, Germany, Greece, Ireland,
   Italy, the Netherlands, Spain, Sweden, Switzerland and the United Kingdom and is comprised of approximately 1,315,000 square feet of owned and 725,000 square feet of leased space.

  --Latin America includes facilities in Brazil, Colombia, Mexico and Panama and is comprised of approximately 629,000 square feet of owned and 145,000 square feet of leased space.

  --Asia Pacific includes facilities in Australia, Hong Kong, Japan, Korea,
   Malaysia, Philippines, Singapore, Taiwan and Thailand and is comprised of approximately 395,000 square feet of owned and 150,000 square feet of leased space.

  The table below summarizes property information by business segment:

                                         BUSINESS SEGMENT
                         ---------------------------------------------------------------
                           MEDICAL
                         SUPPLIES AND    DIAGNOSTIC
        CATEGORY           DEVICES        SYSTEMS       MIXED(A)        TOTAL
        --------         ------------    ----------     ---------       -----
Owned
 Facilities.............         20             22             17             59
 Square feet............  3,522,000      2,823,000      2,533,000      8,878,000
 Manufacturing (B)......  1,968,000(20)  1,245,000(16)    595,000(6)   3,808,000(42)
Leased
 Facilities.............         22              9             60             91
 Square feet............    493,000        262,000      2,037,000      2,792,000
 Manufacturing (B)......    217,000(6)      67,000(5)      27,000(4)     311,000(15)
Total
 Facilities.............         42             31             77            150
 Square feet............  4,015,000      3,085,000      4,570,000     11,670,000
 Manufacturing (B)......  2,185,000(26)  1,312,000(21)    622,000(10)  4,119,000(57)

- --------

(A) Facilities used by both business segments.
(B) Aggregate square footage and number of facilities (noted in parentheses) by category used for manufacturing purposes.

ITEM 3. LEGAL PROCEEDINGS.

  The Company is a party to a number of federal proceedings in the United States brought under the Comprehensive Environmental Response, Compensation and Liability Act, also known as Superfund, and similar state laws. The Company is also involved in other legal proceedings and claims which arise in the ordinary course of business, both as a plaintiff and a defendant. The results of these matters, individually and in the aggregate, are not expected to have a material effect on the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

  Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT (AS OF DECEMBER 1, 1994)

  The following is a list of the executive officers of the Company, their ages and all positions and offices held by each of them during the past five years. There is no family relationship between any of the named persons.

                         AGE                       POSITION
   NAME                  ---                       --------
Clateo Castellini.......  59 Director, Chairman of the Board, President and
                              Chief Executive Officer since June 1994 and prior
                              thereto Sector President -- Medical.
John W. Galiardo........  60 Director, Vice Chairman of the Board and General
                              Counsel since June 1994 and prior thereto Vice
                              President and General Counsel.
Vincent L. De Caprio....  44 Sector President -- Technique Products since Octo-
                              ber 1994 and prior thereto President -- Becton
                              Dickinson Vascular Access.
Walter M. Miller........  51 Sector President -- Infectious Disease Diagnostics
                              since October 1994 and prior thereto Sector Presi-
                              dent -- Diagnostic.
Robert A. Reynolds......  62 Vice President -- Finance and Controller.
Mark C. Throdahl........  43 Sector President -- Drug Delivery since October
                              1994; President -- Nippon Becton Dickinson Compa-
                              ny, Ltd. from May 1991 to September 1994; and
                              prior thereto Director -- Corporate Planning.
Kenneth R. Weisshaar....  44 Sector President -- Cellular Analysis Diagnostics
                              since October 1994; President -- Becton Dickinson
                              Division from March 1992 to September 1994; and
                              prior thereto Vice President -- Planning, Perfor-
                              mance and Development.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

  The Company's common stock is listed on the New York Stock Exchange. As of November 30, 1994, there were approximately 7,586 shareholders of record. The balance of the information required by this item appears under the caption "Common Stock Prices and Dividends" on page 52 of the Company's 1994 Annual Report and is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA.

  The information required by this item is included under the caption "Six Year Summary of Selected Financial Data" on pages 30-31 of the Company's 1994 Annual Report and is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

  The information required by this item is included in the text contained under the caption "Financial Review" on pages 23-29 of the Company's 1994 Annual Report and is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

  The information required by this item appears on pages 32-33, 35-51 and under the caption "Quarterly Data (Unaudited)" on page 52 of the Company's 1994 Annual Report and is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

  Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

  The information relating to directors required by this item will be contained under the captions "Board of Directors", "Election of Directors" and "Continuing Directors" in a definitive Proxy Statement involving the election of directors which the registrant will file with the Securities and Exchange Commission not later than 120 days after September 30, 1994 (the "1995 Proxy Statement"), and such information is incorporated herein by reference.

  The information relating to executive officers required by this item is included herein in Part I under the caption "Executive Officers of the Registrant".

  The information required pursuant to Item 405 of Regulation S-K will be contained under the caption "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the Company's 1995 Proxy Statement, and such information is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

  The information required by this item will be contained under the captions "Board of Directors" and "Executive Compensation" in the Company's 1995 Proxy Statement, and such information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

  The information required by this item will be contained under the caption "Share Ownership of Management and Certain Beneficial Owners" in the Company's 1995 Proxy Statement, and such information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

  Not applicable.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

  (A)(1) FINANCIAL STATEMENTS

  The following consolidated financial statements of the Company and the Report of Ernst & Young LLP, Independent Auditors, included in the Company's 1994 Annual Report at the pages indicated in parentheses, are incorporated by reference in Item 8 hereof:

     Report of Ernst & Young LLP, Independent Auditors (page 35)

     Consolidated Statements of Income--Years ended September 30, 1994, 1993 and 1992 (page 36)

     Consolidated Balance Sheets--September 30, 1994 and 1993 (page 37)

     Consolidated Statements of Cash Flows--Years ended September 30, 1994, 1993 and 1992 (page 38)

     Notes to Consolidated Financial Statements (pages 39-51)

  (A)(2) FINANCIAL STATEMENT SCHEDULES

  The following consolidated financial statement schedules of the Company are included herein at the pages indicated in parentheses:

  Schedule    V--Property, Plant and Equipment (page 10)
  Schedule   VI--Accumulated Depreciation, Depletion and Amortization of
                 Property, Plant and Equipment (page 11)
  Schedule VIII--Valuation and Qualifying Accounts (page 12)
  Schedule   IX--Short-Term Borrowings (page 13)
  Schedule    X--Supplementary Income Statement Information (page 14)

  All other schedules for which provision is made in the applicable accounting regulation of the Securities Exchange Act of 1934 are not required under the related instructions or are inapplicable, and therefore have been omitted.

  (A)(3) EXHIBITS

  See Exhibit Index on pages 15-16 hereof for a list of all management contracts, compensatory plans and arrangements required by this item (Exhibit Nos. 10(a)(i) through 10(k)), and all other Exhibits filed or incorporated by reference as a part of this report.

  (B) REPORTS ON FORM 8-K

  None.

                                   SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                         Becton, Dickinson and Company

                                                   /s/ John W. Galiardo
                                         By___________________________________
                                                   (JOHN W. GALIARDO
                                              VICE CHAIRMAN OF THE BOARD
                                                 AND GENERAL COUNSEL)

Dated: December 27, 1994

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW ON THE 27TH DAY OF DECEMBER, 1994 BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES INDICATED.

                NAME                                 CAPACITY
                ----                                 --------

      /s/ Harry N. Beaty, M.D.                       Director
- ------------------------------------
       (HARRY N. BEATY, M.D.)

      /s/ Henry P. Becton, Jr.                       Director
- ------------------------------------
       (HENRY P. BECTON, JR.)

       /s/ Clateo Castellini               Director, Chairman of the Board,
- ------------------------------------        President and Chief Executive
        (CLATEO CASTELLINI)                  Officer (Principal Executive
                                                       Officer)

    /s/ Gerald M. Edelman, M.D.                      Director
- ------------------------------------
     (GERALD M. EDELMAN, M.D.)

      /s/ Edmund B. Fitzgerald                       Director
- ------------------------------------
       (EDMUND B. FITZGERALD)

        /s/ John W. Galiardo                         Director
- ------------------------------------
         (JOHN W. GALIARDO)

      /s/ Richard W. Hanselman                       Director
- ------------------------------------
       (RICHARD W. HANSELMAN)

        /s/ Thomas A. Holmes                         Director
- ------------------------------------
         (THOMAS A. HOLMES)

         /s/ Frank A. Olson                          Director
- ------------------------------------
          (FRANK A. OLSON)

        /s/ Gloria M. Shatto                         Director
- ------------------------------------
         (GLORIA M. SHATTO)

       /s/ Raymond S. Troubh                         Director
- ------------------------------------
        (RAYMOND S. TROUBH)

       /s/ Robert A. Reynolds            Vice President--Finance and
- ------------------------------------      Controller (Principal Financial
        (ROBERT A. REYNOLDS)              and Accounting Officer)

                         REPORT OF INDEPENDENT AUDITORS

To the Shareholders and Board of Directors
Becton, Dickinson and Company

  We have audited the consolidated financial statements and related schedules of Becton, Dickinson and Company listed in the accompanying index to financial statements (Item 14(a)). These financial statements and related schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and related schedules based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and related schedules are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and related schedules. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the financial statements listed in the accompanying index to financial statements (Item 14(a)) present fairly, in all material respects, the consolidated financial position of Becton, Dickinson and Company at September 30, 1994 and 1993, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 1994 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

  As discussed in Note 1 to the financial statements, in 1993 the Company changed its methods of accounting for postretirement benefits other than pensions, postemployment benefits, and income taxes.

                                                            /s/Ernst & Young LLP
                                                               Ernst & Young LLP

Hackensack, New Jersey
November 8, 1994

                         BECTON, DICKINSON AND COMPANY

                   SCHEDULE V--PROPERTY, PLANT AND EQUIPMENT

                 YEARS ENDED SEPTEMBER 30, 1994, 1993 AND 1992
                             (THOUSANDS OF DOLLARS)

- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------
         COL. A             COL. B    COL. C    COL. D     COL. E      COL. F
- -------------------------------------------------------------------------------
                                                           OTHER
                          BALANCE AT ADDITIONS           CHANGES--   BALANCE AT
                          BEGINNING   AT COST  RETIRE-  ADD (DEDUCT)   END OF
       DESCRIPTION        OF PERIOD     (A)     MENTS       (B)        PERIOD
- -------------------------------------------------------------------------------
1994
 Land.................... $   52,842 $     18  $     51   $  1,601   $   54,410
 Buildings...............    881,643   13,326       693     13,556      907,832
 Machinery, equipment and
  fixtures...............  1,401,319  101,386    34,743     15,372    1,483,334
 Leasehold improvements..     28,052    8,287        29     (1,950)      34,360
                          ---------- --------  --------   --------   ----------
   Total................. $2,363,856 $123,017  $ 35,516   $ 28,579   $2,479,936
                          ========== ========  ========   ========   ==========
1993
 Land.................... $   52,060 $    604  $    --    $    178   $   52,842
 Buildings...............    862,510   37,743     4,095    (14,515)     881,643
 Machinery, equipment and
  fixtures...............  1,356,460  135,778    22,550    (68,369)   1,401,319
 Leasehold improvements..     23,758   10,043     1,754     (3,995)      28,052
                          ---------- --------  --------   --------   ----------
   Total................. $2,294,788 $184,168  $ 28,399   $(86,701)  $2,363,856
                          ========== ========  ========   ========   ==========
1992
 Land.................... $   48,478 $    --   $    193   $  3,775   $   52,060
 Buildings...............    805,314   47,187       831     10,840      862,510
 Machinery, equipment and
  fixtures...............  1,215,969  142,290    34,546     32,747    1,356,460
 Leasehold improvements..     27,468    3,197     3,891     (3,016)      23,758
                          ---------- --------  --------   --------   ----------
   Total................. $2,097,229 $192,674  $ 39,461   $ 44,346   $2,294,788
                          ========== ========  ========   ========   ==========

- --------
(A) Includes the following amounts related to acquisitions of businesses:
      1992 - $7,115
(B) Reclassifications and currency translation adjustments and, in 1994, $1,135 of special charges.

Depreciation and amortization are provided on a straight-line basis over the estimated useful lives, generally as follows:

     Buildings................................................... 20 to 45 years
     Machinery, equipment and fixtures...........................  4 to 10 years

The cost of leasehold improvements is being amortized over the terms of the respective leases or the lives of the assets, whichever is shorter.

                         BECTON, DICKINSON AND COMPANY

              SCHEDULE VI--ACCUMULATED DEPRECIATION, DEPLETION AND
                 AMORTIZATION OF PROPERTY, PLANT AND EQUIPMENT

                 YEARS ENDED SEPTEMBER 30, 1994, 1993 AND 1992
                             (THOUSANDS OF DOLLARS)

- ----------------------------------------------------------------------------------
- ----------------------------------------------------------------------------------
         COL. A            COL. B     COL. C   COL. D       COL. E        COL. F
- ----------------------------------------------------------------------------------

                                    ADDITIONS
                         BALANCE AT CHARGED TO         OTHER CHANGES -- BALANCE AT
                         BEGINNING  COSTS AND  RETIRE-   ADD (DEDUCT)     END OF
      DESCRIPTION        OF PERIOD   EXPENSES   MENTS        (A)          PERIOD
- ----------------------------------------------------------------------------------
1994
 Buildings..............  $174,106   $ 25,862  $   570     $  2,871     $  202,269
 Machinery, equipment
  and fixtures..........   776,697    126,458   28,981       13,661        887,835
 Leasehold improvements.     9,983      2,692       29          837         13,483
                          --------   --------  -------     --------     ----------
       Total............  $960,786   $155,012  $29,580     $ 17,369     $1,103,587
                          ========   ========  =======     ========     ==========
1993
 Buildings..............  $150,562   $ 25,658  $ 3,219     $  1,105     $  174,106
 Machinery, equipment
  and fixtures..........   703,336    119,024   19,636      (26,027)       776,697
 Leasehold improvements.    11,371      1,719    1,283       (1,824)         9,983
                          --------   --------  -------     --------     ----------
       Total............  $865,269   $146,401  $24,138     $(26,746)    $  960,786
                          ========   ========  =======     ========     ==========
1992
 Buildings..............  $125,236   $ 21,209  $   437     $  4,554     $  150,562
 Machinery, equipment
  and fixtures..........   608,318    111,179   31,390       15,229        703,336
 Leasehold improvements.    12,288      3,494    3,720         (691)        11,371
                          --------   --------  -------     --------     ----------
       Total............  $745,842   $135,882  $35,547     $ 19,092     $  865,269
                          ========   ========  =======     ========     ==========

- --------
(A) Reclassifications, currency translation adjustments and $4,484 and $15,655 in 1994 and 1993, respectively, of special charges.

                         BECTON, DICKINSON AND COMPANY

                SCHEDULE VIII--VALUATION AND QUALIFYING ACCOUNTS

                 YEARS ENDED SEPTEMBER 30, 1994, 1993, AND 1992
                             (THOUSANDS OF DOLLARS)

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

               COL. A                 COL. B    COL. C     COL. D       COL. E
- --------------------------------------------------------------------------------
                                               ADDITIONS
                                               ---------
                                      BALANCE   CHARGED
                                        AT     TO COSTS               BALANCE AT
                                     BEGINNING    AND                   END OF
            DESCRIPTION              OF PERIOD EXPENSES  DEDUCTIONS     PERIOD
- --------------------------------------------------------------------------------
1994
 Against trade receivables:
   For doubtful accounts............  $12,077   $ 5,323   $ 3,463(A)   $13,937
   For cash discounts...............    6,821    28,813    27,413        8,221
                                      -------   -------   -------      -------
       Total........................  $18,898   $34,136   $30,876      $22,158
                                      =======   =======   =======      =======
1993
 Against trade receivables:
   For doubtful accounts............  $13,090   $ 4,906   $ 5,919(A)   $12,077
   For cash discounts...............    7,509    25,173    25,861        6,821
                                      -------   -------   -------      -------
       Total........................  $20,599   $30,079   $31,780      $18,898
                                      =======   =======   =======      =======
1992
 Against trade receivables:
   For doubtful accounts............  $11,662   $ 2,616   $ 1,188(A)   $13,090
   For cash discounts...............    5,606    25,221    23,318        7,509
                                      -------   -------   -------      -------
       Total........................  $17,268   $27,837   $24,506      $20,599
                                      =======   =======   =======      =======

- --------
(A) Accounts written off.

                         BECTON, DICKINSON AND COMPANY

                       SCHEDULE IX--SHORT-TERM BORROWINGS

                 YEARS ENDED SEPTEMBER 30, 1994, 1993 AND 1992
                             (THOUSANDS OF DOLLARS)

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

         COL. A            COL. B   COL. C    COL. D      COL. E      COL. F
- -------------------------------------------------------------------------------
                                              MAXIMUM     AVERAGE    WEIGHTED
                          BALANCE  WEIGHTED   AMOUNT      AMOUNT      AVERAGE
                             AT    AVERAGE  OUTSTANDING OUTSTANDING  INTEREST
  CATEGORY OF AGGREGATE    END OF  INTEREST DURING THE  DURING THE  RATE DURING
  SHORT-TERM BORROWINGS    PERIOD    RATE    PERIOD(A)   PERIOD(A)  THE PERIOD
- -------------------------------------------------------------------------------
1994
  Commercial paper(B).... $ 35,941      5%   $120,200    $ 73,600      3 3/4%
  Notes payable to
   banks(C)..............  110,883      4     121,000     101,300     11 1/2
1993
  Commercial paper(B).... $108,000  3 1/4%   $166,700    $116,000      3 1/2%
  Notes payable to
   banks(C)..............   81,752  5 1/2     131,000      93,900     13
1992
  Commercial paper(B).... $101,000  3 1/2%   $154,000    $ 83,100      4 1/2%
  Notes payable to
   banks(C)..............   99,674  8 1/2     138,100     114,200     16

- --------
(A) The maximum and average amount outstanding during the year was computed based on month-end amounts.

(B) Commercial paper generally matures six months or less from date of issue with no provision for the extension of its maturity.

(C) Notes payable to banks represent borrowings under credit arrangements that are subject to periodic renewal. Weighted average interest rates include the impact of borrowing in the currencies of countries with rates of inflation which vary from those in the United States.

                         BECTON, DICKINSON AND COMPANY

             SCHEDULE X--SUPPLEMENTARY INCOME STATEMENT INFORMATION

                 YEARS ENDED SEPTEMBER 30, 1994, 1993 AND 1992
                             (THOUSANDS OF DOLLARS)

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

   COL. A                                                     COL. B
- --------------------------------------------------------------------------------
    ITEM                                           CHARGED TO COSTS AND EXPENSES
- --------------------------------------------------------------------------------
                                                     1994      1993      1992
                                                     ----      ----      ----
Maintenance and repairs...........................   $39,136   $37,298   $35,306
Advertising costs.................................        --        --    24,578

Amortization of intangible assets, taxes (other than payroll and income taxes) and royalties are less than one percent of revenues for all years presented. Advertising costs are less than one percent of revenues for 1994 and 1993.

                                 EXHIBIT INDEX

   EXHIBIT
   NUMBER                  DESCRIPTION                          METHOD OF FILING
   -------                 -----------                          ----------------
  3(a)        Restated Certificate of Incorporation, Incorporated by reference to Exhibit
               as amended January 22, 1990            3(a) to the registrant's Annual Re-
                                                      port on Form 10-K for the fiscal year
                                                      ended September 30, 1990
  3(b)        By-Laws, as amended May 30, 1989       Incorporated by reference to Exhibit
                                                      3(b) to the registrant's Annual Re-
                                                      port on Form 10-K for the fiscal year
                                                      ended September 30, 1989
  4(a)        Indenture, dated as of December 1,     Incorporated by reference to Exhibit 4
               1982, between the registrant and Man-  to Registration Statement No. 2-80707
               ufacturers Hanover Trust Company       on Form S-3 filed by the registrant
  4(b)        First Supplemental Indenture, dated as Incorporated by reference to Exhibit
               of May 15, 1986, between the regis-    4(b) to Registration Statement No.
               trant and Manufacturers Hanover Trust  33-5663 on Form S-3 filed by the reg-
               Company                                istrant (the registrant hereby agrees
                                                      to furnish to the Commission upon re-
                                                      quest a copy of any other instruments
                                                      which define the rights of holders of
                                                      long-term debt of the registrant)
 10(a)(i)     Employment Agreement, dated June 18,   Incorporated by reference to Exhibit
               1986, between the registrant and       10(b)(i) to the registrant's Annual
               Clateo Castellini                      Report on Form 10-K for the fiscal
                                                      year ended September 30, 1986
 10(a)(ii)    Employment Agreement, dated June 18,   Incorporated by reference to Exhibit
               1986, between the registrant and John  10(b)(ii) to the registrant's Annual
               W. Galiardo                            Report on Form 10-K for the fiscal
                                                      year ended September 30, 1986
 10(a)(iii)   Employment Agreement, dated June 9,    Incorporated by reference to Exhibit
               1987, between the registrant and Wal-  10(b)(v) to the registrant's Annual
               ter M. Miller                          Report on Form 10-K for the fiscal
                                                      year ended September 30, 1989
 10(a)(iv)    Employment Agreement, dated June 18,   Incorporated by reference to Exhibit
               1986, between the registrant and Rob-  10(b)(vi) to the registrant's Annual
               ert A. Reynolds                        Report on Form 10-K for the fiscal
                                                      year ended September 30, 1990
 10(b)        Certified Resolution authorizing cer-  Incorporated by reference to Exhibit
               tain payments to certain corporate     10(k) to the registrant's Annual Re-
               officers in the event of a discharge,  port on Form 10-K for the fiscal year resignation due to removal from posi-  ended September 30, 1986 tion or a significant change in such
               officers' respective duties within
               two years after a change in control
               of the registrant

EXHIBIT
NUMBER                DESCRIPTION                          METHOD OF FILING
- -------               -----------                          ----------------
  10(c)  Form of Split Dollar Agreement and re- Incorporated by reference to Exhibit
          lated Collateral Assignment covering   10(e) to the registrant's Annual Re-
          the providing to corporate officers    port on Form 10-K for the fiscal year
          of a life insurance policy in an       ended September 30, 1987
          amount equal to two times base salary
          in lieu of full participation in the
          registrant's group life insurance
          program
  10(d)  Stock Award Plan, as amended and re-   Incorporated by reference to Exhibit
          stated effective February 11, 1992     10(d) to the registrant's Annual Re-
                                                 port on Form 10-K for the fiscal year
                                                 ended September 30, 1992
  10(e)  Executive Bonus Plans                  Filed with this report
  10(f)  1982 Incentive Stock Option Plan, as   Filed with this report
          amended and restated February 8, 1994
  10(g)  1982 Unqualified Stock Option Plan, as Filed with this report amended and restated February 8, 1994
  10(h)  Salary and Bonus Deferral Plan         Filed with this report
  10(i)  1990 Stock Option Plan, as amended and Filed with this report restated February 8, 1994
  10(j)  Retirement Benefit Restoration Plan    Incorporated by reference to Exhibit
          and related Benefit Restoration Plan   10(j) to the registrant's Annual Re-
          Trust                                  port on Form 10-K for the fiscal year
                                                 ended September 30, 1992
  10(k)  1994 Restricted Stock Plan for Non-    Incorporated by reference to Exhibit A
          Employee Directors                     to the registrant's Proxy Statement
                                                 dated January 5, 1994
  11     Computation of Earnings Per Share      Filed with this report
  13     Portions of the registrant's Annual    Filed with this report
          Report to Shareholders for fiscal
          year 1994 (graphic material contained
          under the caption "Financial Review"
          is not included in the electronic
          filing of this report)
  21     Subsidiaries of the registrant         Filed with this report
  23     Consent of independent auditors        Filed with this report
  27     Financial Data Schedule                Filed with this report

 Copies of any Exhibits not accompanying this Form 10-K are available at a charge of 25 cents per page by contacting: Investor Relations, Becton, Dickinson and Company, 1 Becton Drive, Franklin Lakes, New Jersey 07417-1880, Phone: 1-800-284-6845.