Form 10-Q
period 1994-12-31
BECTON DICKINSON & CO
filed 1995-02-13
CIK 10795

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                   December 31, 1994
                               -------------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to
                               ----------------------------   ------------------
Commission file number  1-4802
                       --------

                         Becton, Dickinson and Company
- --------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

           New Jersey                                    22-0760120
- -------------------------------            ------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)

            1 Becton Drive  Franklin Lakes, New Jersey  07417-1880
         ------------------------------------------------------------
                   (Address of principal executive offices)
                                  (Zip Code)

                                (201) 847-6800
         ------------------------------------------------------------
             (Registrant's telephone number, including area code)


                                      N/A
         ------------------------------------------------------------
             (Former name, former address and former fiscal year,
                         if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X .  No    .
                                               ---      ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Class of Common Stock            Shares Outstanding as of January 31, 1995
     ---------------------            -----------------------------------------

 Common stock, par value $1.00                         67,182,892

                         PART I - FINANCIAL INFORMATION
                         ------------------------------


Item 1.  Financial Statements.
         ---------------------

      Condensed Consolidated Balance Sheets at December 31, 1994 and September 30, 1994

      Condensed Consolidated Statements of Income for the three months ended December 31, 1994 and 1993

      Condensed Consolidated Statements of Cash Flows for the three months ended December 31, 1994 and 1993

      Notes to Condensed Consolidated Financial Statements

                         ITEM 1. FINANCIAL STATEMENTS
                         BECTON, DICKINSON AND COMPANY
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             Thousands of Dollars

                                                        December 31,   September 30,
Assets                                                      1994           1994
- ------                                                  ------------   ------------
                                                         (Unaudited)
Current Assets:
  Cash and equivalents                                   $  119,037     $   94,913
  Short-term investments                                     62,802         83,854
  Trade receivables, net                                    491,127        589,918
  Inventories (Note 2):
   Materials                                                 83,916         85,303
   Work in process                                           66,732         69,696
   Finished products                                        271,708        265,002
                                                         ----------     ----------
                                                            422,356        420,001
  Prepaid expenses, deferred taxes and other                140,203        137,865
                                                         ----------     ----------
   Total Current Assets                                   1,235,525      1,326,551

Investments in Marketable Securities                         71,527         71,527

Property, plant and equipment                             2,456,438      2,479,936
 Less allowances for depreciation and amortization        1,115,623      1,103,587
                                                         ----------     ----------
                                                          1,340,815      1,376,349

Intangibles, Net
  Patents and other                                         100,227        103,882
  Goodwill                                                  111,423        113,843

Other                                                       164,366        167,381
                                                         ----------     ----------

   Total Assets                                          $3,023,883     $3,159,533
                                                         ==========     ==========
Liabilities and Shareholders' Equity
- ------------------------------------
Current Liabilities:
  Short-term debt                                        $  218,663     $  173,228
  Payables and accrued expenses                             464,045        505,093
                                                         ----------     ----------
   Total Current Liabilities                                682,708        678,321

Long-Term Debt                                              685,531        669,157

Long-Term Employee Benefit Obligations                      300,207        297,644

Deferred Income Taxes and Other                              33,824         32,717

Commitments and Contingencies                                    --             --

Shareholders' Equity:
  Preferred stock                                            55,945         56,331
  Common stock                                               85,349         85,349
  Capital in excess of par value                            112,505        111,600
  Cumulative currency translation adjustments               (23,056)         8,573
  Retained earnings                                       1,771,226      1,752,360
  Unearned ESOP compensation                                (40,890)       (41,096)
  Shares in treasury - at cost                             (639,466)      (491,423)
                                                         ----------     ----------
   Total Shareholders' Equity                             1,321,613      1,481,694
                                                         ----------     ----------

   Total Liabilities and Shareholders' Equity            $3,023,883     $3,159,533
                                                         ==========     ==========

           See notes to condensed consolidated financial statements

                         BECTON, DICKINSON AND COMPANY
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  Thousands of Dollars, Except Per Share Data
                                  (Unaudited)

                                                         Three Months Ended
                                                            December 31,
                                                         ------------------
                                                           1994      1993
                                                         --------  --------
REVENUES                                                 $593,476  $554,080

Cost of products sold                                     327,065   312,882
Selling and administrative                                171,606   157,376
Research and development                                   35,223    34,803
                                                         --------  --------
TOTAL OPERATING COSTS AND EXPENSES                        533,894   505,061
                                                         --------  --------

OPERATING INCOME                                           59,582    49,019

Interest expense, net                                     (10,554)  (10,843)
Other expense, net                                         (1,382)   (4,366)
                                                         --------  --------

INCOME BEFORE INCOME TAXES                                 47,646    33,810

Income tax provision                                       14,102     8,114
                                                         --------  --------

NET INCOME                                               $ 33,544  $ 25,696
                                                         ========  ========


EARNINGS PER SHARE                                       $    .46  $    .33
                                                         ========  ========

DIVIDENDS PER SHARE                                      $   .205  $   .185
                                                         ========  ========

Average common and common
  equivalent shares outstanding                            70,411    74,805
                                                         ========  ========


                 See notes to condensed consolidated financial statements

                         BECTON, DICKINSON AND COMPANY
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             Thousands of Dollars
                                  (Unaudited)

                                                            Three Months Ended
                                                                December 31,
                                                          ----------------------
                                                             1994         1993
                                                          ---------     --------
Operating Activities:

 Net income                                               $  33,544     $ 25,696
 Adjustments to net income to derive net cash
  provided by operating activities:
   Depreciation and amortization                             50,270       49,725
   Change in working capital                                 20,470       29,882
   Other, net                                                 1,231        9,258
                                                          ---------     --------
   Net cash provided by operating activities                105,515      114,561
                                                          ---------     --------
Investing Activities:

 Capital expenditures                                       (22,938)     (29,606)
 Change in investments, net                                  21,174      (28,310)
 Other, net                                                   4,926      (11,875)
                                                          ---------     --------
   Net cash provided by (used for) investing activities       3,162      (69,791)
                                                          ---------     --------
Financing Activities:

 Change in short-term debt                                   66,199      (16,041)
 Proceeds of long-term debt                                      --       22,917
 Payments of long-term debt                                  (1,626)      (1,952)
 Issuance of common stock                                     2,623        1,920
 Repurchase of common stock                                (150,147)     (61,566)
 Dividends paid                                                (915)        (949)
                                                          ---------     --------
   Net cash used for financing activities                   (83,866)     (55,671)
                                                          ---------     --------

Effect of exchange rate changes on cash and equivalents        (687)        (558)
                                                          ---------     --------
   Net increase (decrease) in cash and equivalents           24,124      (11,459)

Opening Cash and Equivalents                                 94,913       39,126
                                                          ---------     --------
Closing Cash and Equivalents                              $ 119,037     $ 27,667
                                                          =========     ========


           See notes to condensed consolidated financial statements

                         BECTON, DICKINSON AND COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1994

Note 1 - Basis of Presentation
- ------------------------------

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, in the opinion of the management of the Company, include all adjustments, which are of a normal recurring nature, necessary for a fair presentation of financial position and the results of operations and cash flows for the periods presented. However, the financial statements do not include all information and footnotes required for a presentation in accordance with generally accepted accounting principles. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included or incorporated by reference in the Company's 1994 Annual Report on Form 10-K. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year.

Note 2 - Inventory Valuation
- ----------------------------

An actual valuation of inventory under the LIFO method can be made only at the end of each fiscal year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on management's estimates of expected year-end inventory levels and costs.

Note 3 - Subsequent Event
- -------------------------

In January 1995, the Company issued $100,000 of 8.70% Debentures with an effective yield of 8.90% which mature on January 15, 2025. Interest on the Debentures is payable on January 15 and July 15 of each year, commencing July 15, 1995. The Debentures are redeemable in whole or in part at the option of the Company at any time on or after January 15, 2005 at specified redemption prices. The Debentures are not entitled to any sinking fund. The Company used the net proceeds to repay a portion of its outstanding commercial paper.

ITEM 2.                   MANAGEMENT'S DISCUSSION AND
                  ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                 OF OPERATIONS.
                  -------------------------------------------

Results of Operations
- ---------------------

First quarter reported revenues of $593 million exceeded the prior year's revenues by 7%. The favorable effect of a weaker dollar versus the prior year added an estimated $18 million to revenues, or 3 percentage points. Medical Supplies and Devices segment revenues of $320 million increased 8%, or 5% after excluding the estimated $9 million favorable impact from foreign currency translation. Sales of the Company's drug delivery products, particularly safety products, and diabetes care products continued to be strong worldwide. Diagnostic Systems segment revenues of $274 million increased 6%, which included an estimated $9 million or 3 percentage point favorable impact from foreign currency translation. Worldwide sales in the segment's core businesses remained satisfactory with sales of blood collection products showing strong growth reflecting continued increases in demand for safety products.

Domestic Medical segment revenues were slightly above last year with good growth in core businesses and lower growth, principally due to timing, in some of the segment's non-core medical device businesses. International Medical segment revenues increased 17%, or 10% after excluding the estimated favorable impact of foreign currency translation, reflecting good growth in most geographic regions.

Domestic Diagnostic segment revenues increased 2% and International Diagnostic segment revenues increased 12%, or 4% after excluding the estimated favorable impact from foreign currency translation. Although the rate of growth of traditional microbiology products was slower than historical levels as a result of some adjustments being made in microbiology test protocols due to cost containment initiatives in the United States and Europe, good growth was achieved in most geographic regions in the segment's core businesses.

The gross profit margin of 44.9% was 1.4 percentage points higher than last year's first quarter rate of 43.5%. This improvement is primarily the result of a more profitable mix of products sold and productivity improvements. Selling and administrative expense of $172 million was 28.9% of revenues and increased 9%, or 5% excluding the estimated unfavorable impact of foreign currency translation. Investment of $35 million in research and development increased slightly over last year's first quarter expenditures.

Operating income of $60 million increased 22% from last year's first quarter amount of $49 million, primarily reflecting the improved gross profit margin and productivity improvements. No significant adjustments have been made in this quarter with regard to estimates used to record the special charges established in the fourth quarter of fiscal 1994. These special charges were primarily associated with decisions made to exit specific product lines and refocus certain businesses.

Net interest expense of $11 million was the same as last year. Other expense, net was $1 million which was $3 million favorable to last year, principally due to lower charges related to foreign exchange. The first quarter income tax rate was 29.6%, compared with last year's first quarter rate of 24.0%. This increase is the result of increased U.S. taxes on earnings from operations in Puerto Rico and shifts in income between tax jurisdictions compared to the prior year.

Net income was $34 million compared with $26 million last year, an increase of 31%. This increase reflects strong growth in operating income and an overall reduction of Other expense, net which was partially offset by an increase in the tax rate.

Earnings per share of $.46 increased 39% over last year's $.33, or 30% after excluding the estimated $.03 favorable impact of foreign currency translation compared with the prior year. The Company's continuation of the share repurchase program contributed to this favorable earnings per share growth trend.

Financial Condition
- -------------------

During the first quarter of 1995, cash provided by operations was $106 million, compared with $115 million during the first quarter of last year. Debt increased $62 million during the first quarter of 1995 primarily due to increased short-term borrowings. The percentage of debt to capitalization (wherein capitalization is defined as the sum of shareholders' equity, net non-current deferred income tax liabilities, and debt) was 40.4%, higher than 38.7% a year ago principally due to the impact of share repurchases in the first quarter of 1995.

Capital expenditures for the quarter were $23 million compared with $30 million during the first quarter of last year. For the full year, capital expenditures are expected to be approximately the same as last year's $123 million.

In January 1995, the Company issued $100 million of 8.70% Debentures with an effective yield of 8.90% which mature on January 15, 2025 (see Note 3 to Condensed Consolidated Financial Statements). Because of its strong credit ratings, the Company believes it has the capacity to arrange significant additional borrowings should the need arise.

During the first quarter of 1995, the Company repurchased 3.2 million shares of its common stock at an average cost of $47.63. At December 31, 1994, authorization from the Board of Directors remained outstanding to acquire an additional 6.7 million shares.

At its November 1994 meeting, the Board of Directors increased the Company's quarterly dividend from $.185 to $.205 per common share.

The Company has operations in Mexico representing approximately $100 million of the Company's $2.6 billion annual revenues. The impact on the Company's operations from the recent devaluation of the Mexican peso was not significant to the first quarters' results. The Company expects the unfavorable impact on the total year earnings per share from lower revenues and income from its Mexico operations and losses on the balance sheet exposure in Mexico to be approximately $.05.

                          PART II - OTHER INFORMATION
                          ---------------------------

Item 6. Exhibits and Reports on Form 8-K.
        ---------------------------------

         a)  Exhibits

             10 - 1995 Stock Option Plan.
             11 - Computation of Earnings Per Share.
             27 - Financial Data Schedule.

         b)  Reports on Form 8-K

             There were no reports on Form 8-K filed for the quarter ended December 31, 1994.

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


                                          Becton, Dickinson and Company
                                          -----------------------------
                                                   (Registrant)

Date     February 13, 1995
     ------------------------



                                             /s/ Edward J. Ludwig
                                          -------------------------------
                                                 Edward J. Ludwig
                                           Vice President - Finance and
                                          Controller (Principal Financial
                                              and Accounting Officer)

                                 EXHIBIT INDEX
                                 -------------

Exhibit                                      Method of
Number           Description                   Filing
- -------          -----------                 ---------

 10        1995 Stock Option Plan   Incorporated by reference
                                    to Exhibit A to the
                                    registrant's Proxy Statement
                                    dated December 29, 1994

 11        Computation of Earnings  Filed with
           Per Share                this report

 27        Financial Data Schedule  Filed with
                                    this report