Form 10-Q
period 1995-03-31
BECTON DICKINSON & CO
filed 1995-05-12
CIK 10795

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                       March 31, 1995
                               -------------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________________to_______________________

Commission file number 1-4802
                      ---------

                         Becton, Dickinson and Company
- --------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

  New Jersey                                             22-0760120
- -------------------------------                ------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)

            1 Becton Drive Franklin Lakes, New Jersey    07417-1880
            -------------------------------------------------------
                   (Address of principal executive offices)
                                  (Zip Code)

                                  (201) 847-6800
             ----------------------------------------------------
             (Registrant's telephone number, including area code)


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
                                               ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Class of Common Stock              Shares Outstanding as of April 30, 1995
     ---------------------              ----------------------------------------

   Common stock, par value $1.00                     67,006,042

                         PART I - FINANCIAL INFORMATION
                         ------------------------------


Item 1.  Financial Statements.
         ---------------------

         Condensed Consolidated Balance Sheets at March 31, 1995 and September 30, 1994

         Condensed Consolidated Statements of Income for the three and six month periods ended March 31, 1995 and 1994

         Condensed Consolidated Statements of Cash Flows for the six months ended March 31, 1995 and 1994

         Notes to Condensed Consolidated Financial Statements

                         ITEM 1. FINANCIAL STATEMENTS
                         BECTON, DICKINSON AND COMPANY
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             Thousands of Dollars

                                                   March 31,      September 30,
Assets                                                1995            1994
- ------                                            ----------      ----------
                                                   (Unaudited)
Current Assets:
   Cash and equivalents                           $   47,555      $   94,913
   Short-term investments                             93,514          83,854
   Trade receivables, net                            552,150         589,918
   Inventories (Note 2):
      Materials                                       87,181          85,303
      Work in process                                 71,155          69,696
      Finished products                              265,341         265,002
                                                  ----------      ----------
                                                     423,677         420,001
   Prepaid expenses, deferred taxes and other        140,125         137,865
                                                  ----------      ----------
      Total Current Assets                         1,257,021       1,326,551

Investments in Marketable Securities                  71,525          71,527

Property, plant and equipment                      2,507,012       2,479,936
 Less allowances for depreciation and amortization 1,162,735       1,103,587
                                                  ----------      ----------
                                                   1,344,277       1,376,349
Intangibles, Net
   Patents and other                                  95,446         103,882
   Goodwill                                          113,402         113,843

Other                                                169,006         167,381
                                                  ----------      ----------

      Total Assets                                $3,050,677      $3,159,533
                                                  ==========      ==========

Liabilities and Shareholders' Equity
- ------------------------------------

Current Liabilities:
   Short-term debt                                $  232,747      $  173,228
   Payables and accrued expenses                     462,433         505,093
                                                  ----------      ----------

      Total Current Liabilities                      695,180         678,321

Long-Term Debt                                       628,828         669,157

Long-Term Employee Benefit Obligations               301,003         297,644

Deferred Income Taxes and Other                       36,715          32,717

Commitments and Contingencies                              0               0

Shareholders' Equity:
   Preferred stock                                    55,520          56,331
   Common stock                                       85,349          85,349
   Capital in excess of par value                    114,255         111,600
   Cumulative currency translation adjustments         2,421           8,573
   Retained earnings                               1,821,792       1,752,360
   Unearned ESOP compensation                        (40,683)        (41,096)
   Shares in treasury - at cost                     (649,703)       (491,423)
                                                  ----------      ----------
      Total Shareholders' Equity                   1,388,951       1,481,694
                                                  ----------      ----------

      Total Liabilities and Shareholders' Equity  $3,050,677      $3,159,533
                                                  ==========      ==========

           See notes to condensed consolidated financial statements

                         BECTON, DICKINSON AND COMPANY
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  Thousands of Dollars, Except Per Share Data
                                  (Unaudited)

                                        Three Months Ended               Six Months Ended
                                             March 31,                      March 31,
                                     ------------------------      ------------------------------
                                        1995         1994              1995              1994
                                     ----------   ----------       ------------     -------------
REVENUES                             $  692,839   $  634,814       $  1,286,315     $   1,188,894

Cost of products sold                   370,237      343,082            697,302           655,964
Selling and administrative              180,898      162,617            352,504           319,993
Research and development                 35,504       35,684             70,727            70,487
                                     ----------   ----------       ------------     -------------
TOTAL OPERATING COSTS AND EXPENSES      586,639      541,383          1,120,533         1,046,444
                                     ----------   ----------       ------------     -------------

OPERATING INCOME                        106,200       93,431            165,782           142,450

Interest expense, net                   (11,571)     (13,655)           (22,125)          (24,498)
Other expense,net                        (2,404)      (4,653)            (3,786)           (9,019)
                                     ----------   ----------       ------------     --------------

INCOME BEFORE INCOME TAXES               92,225       75,123            139,871           108,933

Income tax provision                     27,296       18,030             41,398            26,144
                                     ----------   ----------       ------------     -------------

NET INCOME                           $   64,929   $   57,093       $     98,473     $      82,789
                                     ==========   ==========       ============     =============



EARNINGS PER SHARE                   $      .92          .76       $       1.38      $       1.09
                                     ===========  ===========      =============     =============



DIVIDENDS PER SHARE                  $      .205  $     .185       $         .41     $        .37
                                     ===========  ===========      =============     =============


Average common and common
 equivalent shares outstanding           69,243       73,540             69,797            74,148
                                     ===========  ===========      =============     =============

           See notes to condensed consolidated financial statements

                         BECTON, DICKINSON AND COMPANY
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             Thousands of Dollars
                                  (Unaudited)

                                                         Six Months Ended
                                                              March 31,
                                                  ---------------------------
                                                      1995             1994
                                                  ----------       ----------
Operating Activities:

  Net income                                      $   98,473       $   82,789
  Adjustments to net income to derive net cash
    provided by operating activities:
      Depreciation and amortization                  101,856           99,756
      Change in working capital                      (27,829)             230
      Other, net                                       8,133           13,378
                                                  ----------        ---------
      Net cash provided by operating activities      180,633          196,153
                                                  ----------        ---------

Investing Activities:

  Capital expenditures                               (50,103)         (57,016)
  Payment received on note receivable                 23,836                0
  Change in investments, net                          (9,675)           7,840
  Other, net                                         (12,483)         (19,886)
                                                  ----------       ----------
      Net cash used for investing activities         (48,425)         (69,062)
                                                  ----------       ----------

Financing Activities:

  Change in short-term debt                          (80,316)          (9,013)
  Proceeds of long-term debt                         107,976           27,750
  Payments of long-term debt                         (19,033)         (16,106)
  Issuance of common stock                             8,879            5,754
  Repurchase of common stock                        (165,315)        (114,387)
  Dividends paid                                     (29,512)         (28,696)
                                                  ----------       ----------
      Net cash used for financing activities        (177,321)        (134,698)
                                                  ----------       ----------

Effect of exchange rate changes on cash
  and equivalents                                    (2,245)            (511)
                                                  ----------       ----------
      Net decrease in cash and equivalents           (47,358)          (8,118)

Opening Cash and Equivalents                          94,913           39,126
                                                  ----------       ----------
Closing Cash and Equivalents                      $   47,555       $   31,008
                                                  ==========       ==========


           See notes to condensed consolidated financial statements

                         BECTON, DICKINSON AND COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1995

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

Note 3 - Debt Issuance
- ----------------------

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

ITEM 2.                   MANAGEMENT'S DISCUSSION AND
                  ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                OF OPERATIONS.
                  -------------------------------------------


Results of Operations
- ---------------------

Second Quarter 1995 vs. Second Quarter 1994
- -------------------------------------------

Second quarter reported revenues of $693 million exceeded the prior year's revenues by 9%. Revenues would have increased 6% after excluding the estimated $22 million favorable effect of foreign currency translation. Orders for the Company's core products continue to be strong in both segments reflecting continued increases in demand for safety products. Medical Supplies and Devices segment revenues of $385 million increased 10%, or 6% after excluding the estimated $11 million favorable impact from foreign currency translation.
Strong growth was achieved in the hypodermic business as a result of continued conversion to safety products and in the diabetes care business reflecting primarily the benefits from trends toward more frequent injections. Diagnostic Systems segment revenues of $308 million increased 9%, or 5% after excluding the estimated $11 million favorable impact from foreign currency translation. Worldwide sales in the segment's core businesses remained satisfactory with sales of blood collection products showing strong growth as a result of continued increases in demand for safety products.

Domestic Medical segment revenues increased 6%. International Medical segment revenues increased 13%, or 6% after excluding the estimated favorable impact from foreign currency translation, reflecting good growth in most geographic regions, especially Asia-Pacific, Europe and Brazil.

Domestic Diagnostic segment revenues increased 5% and International Diagnostic segment revenues increased 14%, or 5% after excluding the estimated favorable impact from foreign currency translation. Good growth was achieved in most geographic regions with strong growth in Asia-Pacific, Europe and Brazil.

The gross profit margin of 46.6% was six-tenths of a percentage point higher than last year's second quarter rate of 46.0%. The improvement reflects productivity improvements and favorable product mix trends as well as favorable foreign currency translation. Selling and administrative expense of $181 million was 26.1% of revenues which was slightly higher than last year's second quarter ratio of 25.6%. The benefits from continued spending controls over operating expenses were offset by a write-off of leasehold improvements in Japan associated with a decision made in the second quarter to relocate the Tokyo staff to a more earthquake-proof building and by unfavorable foreign currency translation. Investment of $36 million in research and development was 5.1% of revenues as compared with last year's second quarter rate of 5.6%. This slight decrease from last year's second quarter rate represents the Company's continued increase in the rate of spending for high potential projects, more than offset by the benefits derived from reduced spending for lower potential projects.

Operating income of $106 million increased 14% from last year's second quarter amount of $93 million. The improvement of the operating margin from 14.7% in the second quarter last year to 15.3% in the current quarter was the result of the positive impact of the improved gross profit margin and overall spending controls.

Net interest expense of $12 million was $2 million lower than last year's second quarter amount, due to higher interest income as well as lower hedging costs in Brazil partially offset by higher domestic interest expense associated with the current quarter debt issuance. Other expense, net was $2 million favorable compared with last year's second quarter amount of $5 million due to favorable foreign exchange and a gain on the disposition of an equity investment in the current quarter. The second quarter income tax rate of 29.6%, compared with last year's second quarter rate of 24.0%, resulted primarily from the reduction in certain tax benefits associated with operations in Puerto Rico.

Net income was $65 million compared with $57 million last year, an increase of 14%. Earnings per share of $.92 increased 21% over last year's $.76, or 13% after excluding the estimated $.06 favorable impact of foreign currency translation compared with the prior year.

Six Months 1995 vs. Six Months 1994
- -----------------------------------

Reported revenues of $1.286 billion exceeded the prior year level of $1.189 billion by 8%, or 5% after excluding the estimated favorable impact of foreign currency translation. Medical Supplies and Devices segment revenues increased 9% to $705 million. Diagnostic Systems segment revenues were $581 million, an increase of 7%. Geographically, domestic revenues increased 4% to $689 million and international revenues of $598 million increased 14%, or 6% after excluding the estimated favorable impact of foreign currency translation.

The gross profit margin of 45.8% was one percentage point higher than last year's rate of 44.8%. Selling and administrative expense was 27.4% of revenues, higher than last year's rate of 26.9%. Investment of $71 million in research and development expense was about the same as last year's expenditures. As a percent of revenues, research and development expense was 5.5%, slightly lower than last year's rate of 5.9%. The reasons for these changes are consistent with those previously discussed in the Second Quarter Results of Operations.

Operating income of $166 million increased $23 million over last year. As a percent of revenues, operating income was 12.9% compared with last year's 12.0%, resulting from improved gross profit margins and spending controls.

Other expense, net was $5 million favorable compared with last year. The change is principally due to favorable foreign exchange and a gain on the sale of an equity investment.

The income tax rate of 29.6%, compared with last year's rate of 24.0%, represents the reduction of certain tax benefits associated with operations in Puerto Rico.

Net income was $98 million, compared with $83 million last year, an increase of 19%. Earnings per share of $1.38 increased 27% over last year's $1.09, or 18% after excluding the estimated $.09 favorable impact of foreign currency translation compared with the prior year.

Financial Condition
- -------------------

During the first six months of 1995, cash provided by operations was $181 million, compared with $196 million during the first six months of last year. Total debt increased $19 million during the first six months of 1995. In January 1995, the Company issued $100 million of 8.70% Debentures (see Note 3 to Condensed Consolidated Financial Statements), the proceeds of which were used to repay a portion of the Company's outstanding commercial paper, which had been classified as long-term debt. The percentage of debt to capitalization (wherein capitalization is defined as the sum of shareholders' equity, net non-current deferred income tax liabilities, and debt) was 38.0%, lower than 38.8% a year ago.

Capital expenditures for the six months were $50 million compared with $57 million during the first six months of last year. For the full year, capital expenditures are expected to be approximately the same as last year's $123 million.

Because of its strong credit ratings, the Company believes it has the capacity to arrange significant additional borrowings should the need arise.

During the first six months of 1995, the Company repurchased 3.4 million shares of its common stock at an average cost per share of approximately $48.03, representing a total expenditure of $165 million. At March 31, 1995, authorization from the Board of Directors remained outstanding to acquire an additional 6.4 million shares.

The Company has operations in Mexico representing approximately $100 million of the Company's $2.6 billion annual revenues. The impact on the Company's operations from the recent devaluation of the Mexican peso was an estimated reduction in total revenues for the second quarter of less than 1%. The estimated impact on earnings per share for the second quarter was not significant. The Company expects the unfavorable impact on the total year earnings per share from lower revenues and income from its Mexico operations and losses on the balance sheet exposure in Mexico to be approximately $.05.

In March 1995, the Financial Accounting Standards Board issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." This Statement establishes accounting standards for the assessment and measurement of impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of. The Company is presently assessing the effect of adoption of Statement No. 121, which is required to be adopted by the Company by the first quarter of fiscal 1997.

                          PART II - OTHER INFORMATION
                          ---------------------------

Item 4. Submission of Matters to a Vote of Security Holders
        ---------------------------------------------------

a) The Annual Meeting of Shareholders of the Company was held on February 14, 1995.

c)      (i) A management proposal for the election of six directors for the terms indicated below was voted upon as follows:

              Nominee                    Term      Votes For     Votes Withheld
              -------                   ------     ---------     --------------
              Henry P. Becton, Jr.      3 Years    61,497,403       344,929
              Clateo Castellini         2 Years    61,432,895       409,437
              Gerald M. Edelman         3 Years    60,470,709     1,371,623
              Edmund B. Fitzgerald      3 Years    61,481,590       360,742
              John W. Galiardo          2 Years    61,438,230       404,102
              Richard W. Hanselman      3 Years    61,468,338       373,994

       (ii) A management proposal to ratify the selection of Ernst & Young LLP as independent auditors for fiscal year 1995 was voted upon. 61,602,812 shares were voted for the proposal, 123,169 shares were voted against and 116,351 shares abstained.

      (iii) A management proposal to approve the 1995 Stock Option Plan including making available 6,000,000 shares of the Company's common stock for the granting of options, was voted upon. 42,882,189 shares were voted for the proposal, 14,876,113 shares were voted against and 291,908 shares abstained.

       (iv) A shareholder proposal to recommend that the Company disclose information concerning senior executives with the corporation who have previously served in a governmental capacity was voted upon. 1,882,412 shares were voted for the proposal, 54,913,569 shares were voted against and 1,250,729 shares abstained.

        (v) A shareholder proposal to recommend the annual election of directors was voted upon. 27,589,815 shares were voted for the proposal, 29,630,890 shares were voted against and 829,505 shares abstained.

       (vi) A shareholder proposal to recommend the disclosure of a comprehensive report on the Company's Mexican operations was voted upon. 3,837,988 shares were voted for the proposal, 48,402,444 shares were voted against and 5,808,178 shares abstained.

Item 6. Exhibits and Reports on Form 8-K.
        ---------------------------------

         a)  Exhibits

             11 - Computation of Earnings Per Share.
             27 - Financial Data Schedule.

         b)  Reports on Form 8-K

             The following reports on Form 8-K were filed by the registrant with the Securities and Exchange Commission:

             (i) Form 8-K dated January 12, 1995 reported Item 7 in connection with the registrant's anticipated offering of up to $100 million principal amount of debentures pursuant to a Prospectus Supplement dated January 10, 1995 under the registrant's Registration Statement on Form S-3 (Registration No. 33-47957). The registrant filed the following exhibits on Form 8-K:

                  4(c)  -   Form of Second Supplemental Indenture, dated as of
                            January 10, 1995, between the Registrant and
                            Chemical Bank (as successor by merger to Manufacturers Hanover Trust Company), as Trustee.

                  12    -   Calculation of Ratio of Earnings to Fixed Charges.

             (ii) Form 8-K dated January 20, 1995 reported Item 7 in connection with the registrant's sale of $100 million principal amount of debentures pursuant to a Prospectus Supplement dated January 10, 1995 under the registrant's Registration Statement on Form S-3 (Registration No. 33-47957). The registrant filed the following exhibits on Form 8-K:

                  1     -  Underwriting Agreement and related Pricing Agreement,
                           each dated January 10, 1995, between the Registrant and Goldman Sachs & Co. and CS First Boston
                           Corporation.

                  4(c)  -  Second Supplemental Indenture, dated as of January
                           10, 1995, between the Registrant and Chemical Bank (as successor by merger to Manufacturers Hanover Trust Company), as Trustee.

                  4(d)  -  Copy of definitive 8.70% Debenture Due January 15,
                           2025.

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


                                          Becton, Dickinson and Company
                                          -----------------------------
                                                 (Registrant)

Date     May 11, 1995
     --------------------------


                                          /s/ Edward J. Ludwig
                                     ------------------------------------------
                                              Edward J. Ludwig
                                      Vice President - Finance and Controller
                                    (Principal Financial and Accounting Officer)

                                 EXHIBIT INDEX
                                 -------------



Exhibit                              Method of
Number           Description          Filing
- ---------  -----------------------  -----------

  11       Computation of Earnings  Filed with
           Per Share                this report

  27       Financial Data Schedule  Filed with
                                    this report