Form 10-Q
period 1995-06-30
BECTON DICKINSON & CO
filed 1995-08-11
CIK 10795

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended               June 30, 1995
                               ------------------------------------------

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________________ to __________________

Commission file number   1-4802
                       -----------

                         Becton, Dickinson and Company
- --------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

            New Jersey                                22-0760120
- ------------------------------             ------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)

           1 Becton Drive Franklin Lakes, New Jersey     07417-1880
           --------------------------------------------------------
                   (Address of principal executive offices)
                                  (Zip Code)

                                (201) 847-6800
           --------------------------------------------------------
             (Registrant's telephone number, including area code)

                                     N/A
           --------------------------------------------------------
             (Former name, former address and former fiscal year,
                         if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X . No ___ .
                                               ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Class of Common Stock                Shares Outstanding as of July 31, 1995
     ---------------------                --------------------------------------

   Common stock, par value $1.00                       65,941,076

                        PART I - FINANCIAL INFORMATION
                        ------------------------------


Item 1.  Financial Statements.
         ---------------------

         Condensed Consolidated Balance Sheets at June 30, 1995 and September 30, 1994

         Condensed Consolidated Statements of Income for the three and nine month periods ended June 30, 1995 and 1994

         Condensed Consolidated Statements of Cash Flows for the nine months ended June 30, 1995 and 1994

         Notes to Condensed Consolidated Financial Statements

                         ITEM 1. FINANCIAL STATEMENTS
                         BECTON, DICKINSON AND COMPANY
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             Thousands of Dollars


                                                          June 30,     September 30,
Assets                                                      1995           1994
- ------                                                 ------------    -------------
                                                        (Unaudited)
Current Assets:
   Cash and equivalents                                $   120,689    $      94,913
   Short-term investments                                   23,431           83,854
   Trade receivables, net                                  544,575          589,918
   Inventories (Note 2):
      Materials                                             89,145           85,303
      Work in process                                       73,254           69,696
      Finished products                                    256,919          265,002
                                                       ------------    -------------
                                                           419,318          420,001
   Prepaid expenses, deferred taxes and other              211,311          137,865
                                                       ------------    -------------
      Total Current Assets                               1,319,324        1,326,551

Investments in Marketable Securities                        71,525           71,527

Property, plant and equipment                            2,421,458        2,479,936
  Less allowances for depreciation and amortization      1,132,506        1,103,587
                                                       ------------    -------------
                                                         1,288,952        1,376,349
Intangibles, Net
   Patents and other                                        86,470          103,882
   Goodwill                                                109,760          113,843

Other                                                      172,567          167,381
                                                       ------------    -------------

      Total Assets                                     $ 3,048,598    $   3,159,533
                                                       ============    =============

Liabilities and Shareholders' Equity
- ------------------------------------

Current Liabilities:
   Short-term debt                                     $   233,734    $     173,228
   Payables and accrued expenses                           486,507          505,093
                                                       ------------    -------------
      Total Current Liabilities                            720,241          678,321

Long-Term Debt                                             565,345          669,157

Long-Term Employee Benefit Obligations                     301,410          297,644

Deferred Income Taxes and Other                             46,342           32,717

Commitments and Contingencies                                    -                -

Shareholders' Equity:
   Preferred stock                                          55,122           56,331
   Common stock                                             85,349           85,349
   Capital in excess of par value                          116,277          111,600
   Cumulative currency translation adjustments              20,451            8,573
   Retained earnings                                     1,874,108        1,752,360
   Unearned ESOP compensation                              (40,477)         (41,096)
   Shares in treasury - at cost                           (695,570)        (491,423)
                                                       ------------    -------------
      Total Shareholders' Equity                         1,415,260        1,481,694
                                                       ------------    -------------

      Total Liabilities and Shareholders' Equity       $ 3,048,598    $   3,159,533
                                                       ============    =============

           See notes to condensed consolidated financial statements

                         BECTON, DICKINSON AND COMPANY
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  Thousands of Dollars, Except Per Share Data
                                  (Unaudited)

                                                                Three Months Ended     Nine Months Ended
                                                                     June 30,              June 30,
                                                                ------------------  ----------------------
                                                                  1995      1994       1995        1994
                                                                --------  --------  ----------  ----------
REVENUES                                                        $704,096  $652,988  $1,990,411  $1,841,882

Cost of products sold                                            378,419   357,857   1,075,721   1,013,821
Selling and administrative                                       180,191   165,478     532,695     485,471
Research and development                                          35,581    35,086     106,308     105,573
                                                                --------  --------  ----------  ----------
TOTAL OPERATING COSTS AND EXPENSES                               594,191   558,421   1,714,724   1,604,865
                                                                --------  --------  ----------  ----------

OPERATING INCOME                                                 109,905    94,567     275,687     237,017

Interest expense, net                                            (10,878)  (13,264)    (33,003)    (37,762)
Other expense, net                                                (9,560)   (2,419)    (13,346)    (11,438)
                                                                --------  --------  ----------  ----------

INCOME BEFORE INCOME TAXES                                        89,467    78,884     229,338     187,817

Income tax provision                                              22,817    20,810      64,215      46,954
                                                                --------  --------  ----------  ----------

NET INCOME                                                      $ 66,650  $ 58,074  $  165,123  $  140,863
                                                                ========  ========  ==========  ==========

EARNINGS PER SHARE                                              $    .95  $    .78  $     2.33  $     1.87
                                                                ========  ========  ==========  ==========

DIVIDENDS PER SHARE                                             $   .205  $   .185  $    $.615  $     .555
                                                                ========  ========  ==========  ==========

Average common and common
equivalent shares outstanding                                   $ 69,294  $ 72,700  $   69,603  $   73,648
                                                                ========  ========  ==========  ==========

           See notes to condensed consolidated financial statements

                         BECTON, DICKINSON AND COMPANY
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             Thousands of Dollars
                                  (Unaudited)

                                                               Nine Months Ended
                                                                    June 30,
                                                          ---------------------------
                                                             1995            1994
                                                          ------------     ----------
Operating Activities:

  Net income                                             $     165,123    $   140,863
  Adjustments to net income to derive net cash
    provided by operating activities:
      Depreciation and amortization                            154,065        148,510
      Change in working capital                                  7,559         30,645
      Other, net                                                12,976         15,321
                                                          -------------    -----------
      Net cash provided by operating activities                339,723        335,339
                                                          -------------    -----------

Investing Activities:

  Capital expenditures                                         (75,220)       (87,959)
  Payment received on note receivable                           23,836              -
  Acquisition of business                                            -        (11,558)
  Change in investments, net                                    60,458            742
  Other, net                                                   (12,899)       (20,529)
                                                          -------------    -----------
      Net cash used for investing activities                    (3,825)      (119,304)
                                                          -------------    -----------

Financing Activities:

  Change in short-term debt                                  (146,195)        (50,693)
  Proceeds of long-term debt                                  108,653          27,795
  Payments of long-term debt                                  (24,496)        (16,534)
  Issuance of common stock                                     14,666           9,287
  Repurchase of common stock                                 (215,345)       (129,766)
  Dividends paid                                              (44,973)        (43,877)
                                                          ------------     -----------
      Net cash used for financing activities                 (307,690)       (203,788)
                                                          ------------     -----------

Effect of exchange rate changes on cash and equivalents        (2,432)            143
                                                          ------------     -----------
      Net increase in cash and equivalents                     25,776          12,390

Opening Cash and Equivalents                                   94,913          39,126
                                                          ------------     -----------
Closing Cash and Equivalents                             $    120,689     $    51,516
                                                          ============     ===========

           See notes to condensed consolidated financial statements

                         BECTON, DICKINSON AND COMPANY
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1995

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

Note 3 - Debt Issuance
- ----------------------

In January 1995, the Company issued $100 million of 8.70% debentures with an effective yield of 8.90% which mature on January 15, 2025. Interest on the debentures is payable on January 15 and July 15 of each year, commencing on July 15, 1995. The debentures are redeemable in whole or in part at the option of the Company at any time on or after January 15, 2005 at specified redemption prices. The debentures are not entitled to any sinking fund. The Company used the net proceeds to repay a portion of its outstanding commercial paper.

Note 4 - Sale Of Medical Gloves Business
- ----------------------------------------

In June 1995, the Company consummated the previously announced sale of its Medical Gloves business. The pre-tax loss recognized on this sale of approximately $6 million is included in Other Expense, Net.

ITEM 2.                  MANAGEMENT'S DISCUSSION AND
                  ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                OF OPERATIONS.
         ------------------------------------------------------------


Results of Operations
- ---------------------

Third Quarter 1995 vs. Third Quarter 1994
- -----------------------------------------

Third quarter reported revenues of $704 million exceeded the prior year's revenues by 8%. Revenues would have increased 3% after excluding the estimated $30 million favorable effect of foreign currency translation. While orders for the Company's core products remained strong in both segments reflecting continued increases in demand for safety products, the absence of revenues from some divested product lines, lower revenues in non-core businesses, and the continuing effect of devaluations in Mexico negatively affected the overall growth rate. Medical Supplies and Devices segment revenues of $392 million increased 7%, or 3% after excluding the estimated $15 million favorable impact from foreign currency translation. The hypodermic business and diabetes care business continued to benefit from ongoing conversions to safety products and the trend toward more frequent injections, respectively. Sales of new vascular access safety products were also strong as were sales of prefillable syringes for pharmaceutical companies. Sales of non-core contract packaging services and surgical products were lower than last year. Diagnostic Systems segment revenues of $312 million increased 9%, or 3% after excluding the estimated $15 million favorable impact from foreign currency translation. Worldwide sales growth in the segment's blood collection and flow cytometry businesses continues to be very strong.

Domestic Medical segment revenues increased 2%. International Medical segment revenues increased 14%, or 5% after excluding the estimated favorable impact from foreign currency translation.

Domestic Diagnostic segment revenues increased 2% and international Diagnostic segment revenues increased 17%, or 5% after excluding the estimated favorable impact from foreign currency translation. The domestic growth rate was affected by the absence of revenues in the current quarter from the radioimmunoassay business and from a labware product line, both of which were previously divested.

The gross profit margin of 46.3% was over a full percentage point higher than last year's third quarter rate of 45.2%. This improvement reflects increased productivity and a more profitable mix of products sold as well as favorable foreign currency translation. Selling and administrative expense of $180 million was 25.6% of revenues which was slightly higher than last year's third quarter ratio of 25.3%. Spending increased 9%, or 3% after excluding the estimated impact of foreign currency translation. Investment of $36 million in research and development was 5.1% of revenues as compared with last year's third quarter rate of 5.4%. The slight decrease from last year's third quarter rate represents the Company's continued increase in the rate of spending for high potential projects, more than offset by the benefits derived from the reduction in the rate of spending for lower potential projects.

Operating income of $110 million increased 16% from last year's third quarter amount of $95 million. The improvement in the operating margin from 14.5% in the third quarter last year to 15.6% in the current quarter reflected the positive impact of the improved gross profit margin.

Net interest expense of $11 million was $2 million lower than last year's third quarter amount, principally due to lower interest expense outside the United States, partially offset by higher domestic interest expense associated with the long-term debt issuance in the second quarter of this year. Other expense, net was $7 million unfavorable compared with last year's third quarter amount of $2 million, primarily due to the inclusion of a $6 million loss on the disposition of the Medical Gloves business which was consummated in the current quarter.
The third quarter income tax rate was 25.5%, compared with last year's third quarter rate of 26.4%.

Net income was $67 million compared with $58 million last year, an increase of 15%. Earnings per share of $.95 increased 22% over last year's $.78, or approximately 24% after excluding the estimated $.04 favorable impact of foreign currency translation and approximately a $.06 loss on the sale of the Medical Gloves business.

Nine Months 1995 vs. Nine Months 1994
- -------------------------------------

Reported revenues of $1.990 billion exceeded the prior year level of $1.842 billion by 8%, or 4% after excluding the estimated favorable impact of foreign currency translation. Medical Supplies and Devices segment revenues increased 8% to $1.097 billion. Diagnostic Systems segment revenues were $893 million, also an increase of 8%. Geographically, domestic revenues increased 3% to $1.057 billion and international revenues of $934 million increased 14%, or 6% after excluding the estimated favorable impact of foreign currency translation.

The gross profit margin of 46.0% was one percentage point higher than last year's rate of 45.0%. Selling and administrative expense was 26.8% of revenues, higher than last year's rate of 26.4%. Investment of $106 million in research and development expense was about the same as last year's expenditures. As a percent of revenues, research and development expense was 5.3%, slightly lower than last year's rate of 5.7%. The reasons for these changes are consistent with those previously discussed in the Third Quarter Results of Operations.

Operating income of $276 million increased $39 million over last year. As a percent of revenues, operating income was 13.9% compared with last year's 12.9%, principally resulting from improved gross profit margins.

Net interest expense of $33 million was $5 million lower than last year for reasons consistent with those previously discussed in the Third Quarter Results of Operations. Other expense, net was $2 million unfavorable compared with last year largely as a result of the $6 million loss on the disposition of the Medical Gloves business offset by gains on the sale of an equity investment and certain divested product lines.

The income tax rate of 28.0%, compared with last year's rate of 25.0%, represents the reduction of certain tax benefits associated with operations in Puerto Rico.

Net income was $165 million, compared with $141 million last year, an increase of 17%. Earnings per share of $2.33 increased 25% over last year's $1.87, or approximately 21% after excluding the estimated $.13 favorable impact of foreign currency translation and approximately a $.06 loss from the sale of the Medical Gloves business.

Financial Condition
- -------------------

During the first nine months of 1995, cash provided by operations was $340 million, compared with $335 million during the first nine months of last year. Total debt decreased $43 million during the first nine months of 1995, despite the issuance of $100 million of 8.70% Debentures in the second quarter (see Note 3 to Condensed Consolidated Financial Statements). The percentage of debt to capitalization (wherein capitalization is defined as the sum of shareholders' equity, net non-current deferred income tax liabilities, and debt) was 35.8%, lower than 36.8% a year ago.

Capital expenditures for the nine months were $75 million compared with $88 million during the first nine months of last year. For the full year, capital expenditures are expected to be slightly lower than last year's $123 million.

Because of its strong credit ratings, the Company believes it has the capacity to arrange significant additional borrowings should the need arise.

During the first nine months of 1995, the Company repurchased 4.3 million shares of its common stock at an average cost per share of approximately $49.94, representing a total expenditure of $215 million.

The Company has operations in Mexico representing approximately $100 million of the Company's approximately $2.6 billion annual revenues. The impact on the Company's operations from the devaluation of the Mexican peso was an estimated reduction in total revenues for the third quarter of less than 1%. The estimated impact on earnings per share for the third quarter was not significant and it is not currently expected that there will be any significant impact on earnings per share for the year.

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

                          PART II - OTHER INFORMATION
                          ---------------------------


Item 6. Exhibits and Reports on Form 8-K.
        ---------------------------------

         a)  Exhibits

             3(a) Restated Certificate of Incorporation, as amended January 22,
                  1990.
             3(b) By-Laws, as amended May 30, 1989.
             11   Computation of Earnings Per Share.
             27   Financial Data Schedule.

         b)  Reports on Form 8-K

             There were no reports on Form 8-K filed for the quarter ended June 30, 1995.

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


                                          Becton, Dickinson and Company
                                          -----------------------------
                                                  (Registrant)

Date     August 11, 1995
     -----------------------------


                                              /s/ Edward J. Ludwig
                                         -------------------------------
                                                Edward J. Ludwig
                                         Senior Vice President - Finance
                                           and Chief Financial Officer

                                 EXHIBIT INDEX
                                 -------------

Exhibit                                            Method of
Number     Description                               Filing
- -------    -----------                             ----------
3(a)       Restated Certificate of Incorporation,  Incorporated by reference to
           as amended January 22, 1990             Exhibit 3(a) to the
                                                   registrant's Annual Report on
                                                   Form 10-K for the fiscal year
                                                   ended September 30, 1990

3(b)       By-Laws, as amended                     Incorporated by reference to
           May 30, 1989                            Exhibit 3(b) to the
                                                   registrant's Annual Report on
                                                   Form 10-K for the fiscal year
                                                   ended September 30, 1989

  11       Computation of Earnings                 Filed with this report
           Per Share

  27       Financial Data Schedule                 Filed with this report