Form 10-K
period 1995-09-30
BECTON DICKINSON & CO
filed 1995-12-27
CIK 10795

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                 ------------
                                   FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1995       COMMISSION FILE NUMBER 1-4802

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

                         Yes  X           No

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  As of November 30, 1995, 64,253,730 shares of the registrant's common stock were outstanding and the aggregate market value of such common stock held by nonaffiliates of the registrant was approximately $4,466,837,000.

                      DOCUMENTS INCORPORATED BY REFERENCE
  (1) Portions of the registrant's Annual Report to Shareholders for the fiscal year ended September 30, 1995 are incorporated by reference into Parts I and II hereof.
  (2) Portions of the registrant's Proxy Statement for the Annual Meeting of Shareholders to be held February 13, 1996 are incorporated by reference into
Part III hereof.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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

BUSINESS SEGMENTS AND GEOGRAPHIC AREAS

  The Company's operations consist of two worldwide business segments: Medical Supplies and Devices, and Diagnostic Systems. The countries in which the Company has local revenue-generating operations have been combined into the following geographic areas: United States (including Puerto Rico); Europe; and Other (which is comprised of Canada, Latin America, Japan and Asia Pacific).

  Information with respect to revenues, operating income and identifiable assets attributable to each of the Company's business segments and geographic areas of operation, as well as capital expenditures and depreciation and amortization attributable to each of the Company's business segments, appears on pages 30-31 of the Company's Annual Report to Shareholders for the fiscal year ended September 30, 1995 (the "1995 Annual Report"), and is incorporated herein by reference.

  MEDICAL SUPPLIES AND DEVICES SEGMENT

  The major products in this segment are hypodermic products, specially designed devices for diabetes care, prefillable drug delivery systems, vascular access products and surgical devices (including disposable scrubs, specialty and surgical blades and pre-surgery patient prep kits).

  This segment also includes specialty needles, drug infusion systems, elastic support products, thermometers and contract packaging services. The Company's contract packaging services are provided to pharmaceutical, cosmetic and toiletry companies.

  DIAGNOSTIC SYSTEMS SEGMENT

  The major products in this segment are classical and instrumented microbiology products, blood collection products, instrumentation systems for cellular analysis, including flow cytometry and cellular imaging products, tissue culture labware, hematology instruments and other diagnostic systems.

DISPOSITIONS OF BUSINESSES

  The Company's radioimmunoassay business was sold in May 1995 and its medical glove business in June 1995. The operating results of these businesses until their respective dates of sale are reflected in the Consolidated Financial Statements incorporated herein by reference as Exhibit 13.

FOREIGN OPERATIONS

  The Company's products are manufactured and sold worldwide. The principal markets for the Company's products outside the United States are Europe, Japan, Mexico, Asia Pacific, Canada and Brazil. The principal products sold by the Company outside of the United States are hypodermic needles and syringes, diagnostic systems, VACUTAINER (R) brand blood collection products, HYPAK (R) brand prefillable syringe systems, and intravenous catheters. The Company has manufacturing operations in Australia, Brazil, France, Germany, Ireland, Japan, Mexico, Singapore, Spain and the United Kingdom, and in 1995 commenced construction in China of a new hypodermic facility.

  Foreign economic conditions and exchange rate fluctuations have caused the profitability on foreign revenues to fluctuate more than on domestic revenues. The Company believes its foreign business involves greater risk than its domestic business due to the foregoing factors as well as local political and governmental conditions.

REVENUES AND DISTRIBUTION

  The Company's products and services are marketed in the United States both through independent distribution channels and directly to end-users. The Company's products are marketed outside the United States through independent distributors and sales representatives, and in some markets directly to end-users. Sales to a distributor, which supplies the Company's products to many end-users, accounted for approximately 13% of total Company revenues in fiscal 1995, and were from both business segments. Order backlog is not material to the Company's business inasmuch as orders for the Company's products are generally received and filled on a current basis, except for items temporarily out of stock. Substantially all revenue is recognized when products are shipped to customers.

RESEARCH AND DEVELOPMENT

  The Company conducts its research and development activities at its operating units, its Research Center in Research Triangle Park, North Carolina and in collaboration with selected universities and medical centers. The Company also retains individual consultants to support its efforts in specialized fields. The Company spent $144,201,000 on research and development during the fiscal year ended September 30, 1995 and $144,227,000 and $139,141,000, respectively, during the two immediately preceding fiscal years.

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

EMPLOYEES

  As of September 30, 1995, the Company had approximately 18,100 employees, of whom approximately 9,600 were employed in the United States. The Company believes that its employee relations are satisfactory.

ITEM 2. PROPERTIES.

  The executive offices of the Company are located in Franklin Lakes, New Jersey. The Company owns and leases approximately 10,686,000 square feet of manufacturing, warehousing, administrative and research facilities throughout the world. The domestic facilities, including Puerto Rico, comprise approximately 5,642,000 square feet of owned and 1,779,000 square feet of leased space. The foreign facilities comprise approximately 2,248,000 square feet of owned and 1,017,000 square feet of leased space. Sales offices and distribution centers included in the total square footage are also located throughout the world.

  Operations in both of the Company's business segments are carried on at both domestic and foreign locations. Primarily at foreign locations, facilities often serve both business segments and are used for multiple purposes, such as administrative/sales, manufacturing and/or warehousing/distribution. The Company generally seeks to own its manufacturing facilities, although some are leased. Most of the Company's administrative, sales and warehousing/distribution facilities are leased.

  The Company believes that its facilities are of good construction and in good physical condition, are suitable and adequate for the operations conducted at those facilities, and are, with minor exceptions, fully utilized and operating at normal capacity.

  The domestic facilities are grouped as follows:

  --Eastern Sector includes facilities in Connecticut, Georgia, Maryland,
   Massachusetts, New Jersey, New York, North Carolina, South Carolina and Puerto Rico and is comprised of approximately 3,680,000 square feet of owned and 1,018,000 square feet of leased space.

  --Central Sector includes facilities in Illinois, Indiana, Michigan,
   Missouri, Nebraska, Ohio, Texas and Wisconsin and is comprised of approximately 993,000 square feet of owned and 473,000 square feet of leased space.

  --Western Sector includes facilities in California and Utah and is comprised of approximately 969,000 square feet of owned and 288,000 square feet of leased space.

  The foreign facilities are grouped as follows:

  --Canada includes approximately 4,000 square feet of leased space.

  --Europe includes facilities in Belgium, France, Germany, Greece, Ireland,
   Italy, the Netherlands, Spain, Sweden, Switzerland and the United Kingdom and is comprised of approximately 1,219,000 square feet of owned and 708,000 square feet of leased space.

  --Latin America includes facilities in Brazil, Colombia, Mexico, Uruguay and Panama and is comprised of approximately 629,000 square feet of owned and 157,000 square feet of leased space.

  --Asia Pacific includes facilities in Australia, Hong Kong, Japan, Korea,
   Malaysia, Philippines, Singapore, Taiwan and Thailand and is comprised of approximately 400,000 square feet of owned and 148,000 square feet of leased space.

  The table below summarizes property information by business segment:

                                         BUSINESS SEGMENT
                         --------------------------------------------------------------
                           MEDICAL
                         SUPPLIES AND    DIAGNOSTIC
        CATEGORY           DEVICES        SYSTEMS       MIXED(A)       TOTAL
        --------         ------------    ----------     ---------      -----
Owned
 Facilities.............         16             21             10            47
 Square feet............  3,073,000      2,730,000      2,087,000     7,890,000
 Manufacturing (B)......  1,731,000(16)  1,196,000(15)    453,000(5)  3,380,000(36)
Leased
 Facilities.............         21             12             60            93
 Square feet............    462,000        256,000      2,078,000     2,796,000
 Manufacturing (B)......    230,000(6)      47,000(7)      15,000(2)    292,000(15)
Total
 Facilities.............         37             33             70           140
 Square feet............  3,535,000      2,986,000      4,165,000    10,686,000
 Manufacturing (B)......  1,961,000(22)  1,243,000(22)    468,000(7)  3,672,000(51)

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

  Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT (AS OF DECEMBER 1, 1995)

  The following is a list of the executive officers of the Company, their ages and all positions and offices held by each of them during the past five years. There is no family relationship between any of the named persons.

                          AGE                       POSITION
   NAME                   ---                       --------
Clateo Castellini........  60 Director, Chairman of the Board, President and
                               Chief Executive Officer since June 1994 and prior
                               thereto Sector President -- Medical.
John W. Galiardo.........  61 Director, Vice Chairman of the Board and General
                               Counsel since June 1994 and prior thereto Vice
                               President and General Counsel.

                         AGE                       POSITION
   NAME                  ---                       --------
Vincent L. De Caprio....  45 Senior Vice President -- Planning and Technology
                              since July 1995; Sector President -- Technique
                              Products from October 1994 to June 1995; and prior
                              thereto President -- Becton Dickinson Vascular
                              Access.
Edward J. Ludwig........  44 Senior Vice President--Finance and Chief Financial
                              Officer since July 1995; Vice President -- Finance
                              from May 1995 to June 1995; Vice President --
                              Finance and Controller from January 1995 to May
                              1995; and prior thereto President -- Becton
                              Dickinson Diagnostic Instrument Systems.
Walter M. Miller........  52 Senior Vice President since July 1995; Sector
                              President -- Infectious Disease Diagnostics from
                              October 1994 to June 1995; and prior thereto
                              Sector President -- Diagnostic.
Mark C. Throdahl........  44 Senior Vice President since July 1995; Sector
                              President -- Drug Delivery from October 1994 to
                              June 1995; President -- Nippon Becton Dickinson
                              Company, Ltd. from May 1991 to September 1994; and
                              prior thereto Director -- Corporate Planning.
Kenneth R. Weisshaar....  45 Senior Vice President since July 1995; Sector
                              President -- Cellular Analysis Diagnostics from
                              October 1994 to June 1995; President -- Becton
                              Dickinson Division from March 1992 to September
                              1994; and prior thereto Vice President --
                              Planning, Performance and Development.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

  The Company's common stock is listed on the New York Stock Exchange. As of November 30, 1995, there were approximately 7,816 shareholders of record. The balance of the information required by this item appears under the caption "Common Stock Prices and Dividends" on page 51 of the Company's 1995 Annual Report and is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA.

  The information required by this item is included under the caption "Six Year Summary of Selected Financial Data" on pages 28-29 of the Company's 1995 Annual Report and is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

  The information required by this item is included in the text contained under the caption "Financial Review" on pages 21-27 of the Company's 1995 Annual Report and is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

  The information required by this item appears on pages 30-31 and pages 34-48 of the Company's 1995 Annual Report and is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

  Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

  The information relating to directors required by this item will be contained under the captions "BOARD OF DIRECTORS", "ELECTION OF DIRECTORS" and "CONTINUING DIRECTORS" in a definitive Proxy Statement involving the election of directors which the registrant will file with the Securities and Exchange Commission not later than 120 days after September 30, 1995 (the "Proxy Statement"), and such information is incorporated herein by reference.

  The information relating to executive officers required by this item is included herein in Part I under the caption "Executive Officers of the Registrant".

  The information required pursuant to Item 405 of Regulation S-K will be contained under the caption "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the Company's Proxy Statement, and such information is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

  The information required by this item will be contained under the captions "BOARD OF DIRECTORS" and "EXECUTIVE COMPENSATION" in the Company's Proxy Statement, and such information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

  The information required by this item will be contained under the caption "SHARE OWNERSHIP OF MANAGEMENT AND CERTAIN BENEFICIAL OWNERS" in the Company's Proxy Statement, and such information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

  Not applicable.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

  (a)(1) FINANCIAL STATEMENTS

  The following consolidated financial statements of the Company included in the Company's 1995 Annual Report at the pages indicated in parentheses, are incorporated by reference in Item 8 hereof:

     Consolidated Statements of Income--Years ended September 30, 1995, 1994 and 1993 (page 34)

     Consolidated Balance Sheets--September 30, 1995 and 1994 (page 35)

     Consolidated Statements of Cash Flows--Years ended September 30, 1995, 1994 and 1993 (page 36)

     Notes to Consolidated Financial Statements (pages 37-48)

  (a)(2) FINANCIAL STATEMENT SCHEDULES

  The following consolidated financial statement schedule of the Company is included herein at the page indicated in parentheses:

  Schedule II--Valuation and Qualifying Accounts (page 10)

  All other schedules for which provision is made in the applicable accounting regulation of the Securities Exchange Act of 1934 are not required under the related instructions or are inapplicable, and therefore have been omitted.

  (a)(3) EXHIBITS

  See Exhibit Index on pages 11, 12 and 13 hereof for a list of all management contracts, compensatory plans and arrangements required by this item (Exhibit Nos. 10(a)(i) through 10(l)), and all other Exhibits filed or incorporated by reference as a part of this report.

  (b) REPORTS ON FORM 8-K

  The registrant filed no reports on Form 8-K during the last quarter of the year ended September 30, 1995.

                                   SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          Becton, Dickinson and Company

                                                   /s/ John W. Galiardo
                                          By__________________________________
                                                       JOHN W. GALIARDO
                                                 Vice Chairman of The Board
                                                   and General Counsel

Dated: December 27, 1995

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW ON THE 27TH DAY OF DECEMBER, 1995 BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES INDICATED.

                NAME                                  CAPACITY


        /s/ Clateo Castellini               Chairman of the Board, President,
-------------------------------------     Chief Executive Officer and Director
          CLATEO CASTELLINI                   (Principal Executive Officer)

        /s/ Edward J. Ludwig                Senior Vice President-Finance and
-------------------------------------       Chief Financial Officer(Principal
          EDWARD J. LUDWIG                  Financial and Accounting Officer)

      /s/ Harry N. Beaty, M.D.                        Director
-------------------------------------
        HARRY N. BEATY, M.D.

      /s/ Henry P. Becton, Jr.                        Director
-------------------------------------
        HENRY P. BECTON, JR.

     /s/ Gerald M. Edelman, M.D.                      Director
-------------------------------------
       GERALD M. EDELMAN, M.D.

      /s/ Edmund B. Fitzgerald                        Director
-------------------------------------
        EDMUND B. FITZGERALD

        /s/ John W. Galiardo                          Director
-------------------------------------
          JOHN W. GALIARDO

      /s/ Richard W. Hanselman                        Director
-------------------------------------
        RICHARD W. HANSELMAN

        /s/ Thomas A. Holmes                          Director
-------------------------------------
          THOMAS A. HOLMES

         /s/ Frank A. Olson                           Director
-------------------------------------
           FRANK A. OLSON

        /s/ James E. Perrella                         Director
-------------------------------------
          JAMES E. PERRELLA

        /s/ Gloria M. Shatto                          Director
-------------------------------------
          GLORIA M. SHATTO

        /s/ Raymond S. Troubh                         Director
-------------------------------------
          RAYMOND S. TROUBH

                         REPORT OF INDEPENDENT AUDITORS

To the Shareholders and Board of Directors
Becton, Dickinson and Company

  We have audited the consolidated financial statements and related schedule of Becton, Dickinson and Company listed in the accompanying index to financial statements (Item 14(a)). These financial statements and related schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and related schedule based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and related schedule are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and related schedule. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the financial statements listed in the accompanying index to financial statements (Item 14(a)) present fairly, in all material respects, the consolidated financial position of Becton, Dickinson and Company at September 30, 1995 and 1994, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 1995 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

  As discussed in Note 1 to the financial statements, in 1993 the Company changed its methods of accounting for postretirement benefits other than pensions, postemployment benefits, and income taxes.

                                                        /s/ ERNST & YOUNG LLP
                                                        -----------------------
                                                        ERNST & YOUNG LLP

Hackensack, New Jersey
November 7, 1995

                         BECTON, DICKINSON AND COMPANY

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                 YEARS ENDED SEPTEMBER 30, 1995, 1994, AND 1993
                             (THOUSANDS OF DOLLARS)

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

               COL. A                 COL. B    COL. C     COL. D       COL. E
--------------------------------------------------------------------------------
                                               ADDITIONS
                                      BALANCE   CHARGED
                                        AT     TO COSTS               BALANCE AT
                                     BEGINNING    AND                   END OF
            DESCRIPTION              OF PERIOD EXPENSES  DEDUCTIONS     PERIOD
--------------------------------------------------------------------------------
1995
 Against trade receivables:
   For doubtful accounts............  $13,937  $  4,943   $ 1,956(A)   $16,924
   For cash discounts...............    8,221    27,295    27,394        8,122
                                      -------  --------   -------      -------
       Total........................  $22,158  $ 32,238   $29,350      $25,046
                                      =======  ========   =======      =======
1994
 Against trade receivables:
   For doubtful accounts............  $12,077  $  5,323   $ 3,463(A)   $13,937
   For cash discounts...............    6,821    28,813    27,413        8,221
                                      -------  --------   -------      -------
       Total........................  $18,898  $ 34,136   $30,876      $22,158
                                      =======  ========   =======      =======
1993
 Against trade receivables:
   For doubtful accounts............  $13,090  $  4,906   $ 5,919(A)   $12,077
   For cash discounts...............    7,509    25,173    25,861        6,821
                                      -------  --------   -------      -------
       Total........................  $20,599   $30,079   $31,780      $18,898
                                      =======  ========   =======      =======

--------
(A) Accounts written off.

                                 EXHIBIT INDEX

   EXHIBIT
   NUMBER                  DESCRIPTION                          METHOD OF FILING
   -------                 -----------                          ----------------
  3(a)        Restated Certificate of Incorporation, Incorporated by reference to Exhibit
               as amended January 22, 1990            3(a) to the registrant's Annual Re-
                                                      port on Form 10-K for the fiscal year
                                                      ended September 30, 1990
  3(b)        By-Laws, as amended May 30, 1989       Incorporated by reference to Exhibit
                                                      3(b) to the registrant's Annual Re-
                                                      port on Form 10-K for the fiscal year
                                                      ended September 30, 1989
  4(a)        Indenture, dated as of December 1,     Incorporated by reference to Exhibit 4
               1982, between the registrant and Man-  to Registration Statement No. 2-80707
               ufacturers Hanover Trust Company       on Form S-3 filed by the registrant
  4(b)        First Supplemental Indenture, dated as Incorporated by reference to Exhibit
               of May 15, 1986, between the regis-    4(b) to Registration Statement No.
               trant and Manufacturers Hanover Trust  33-5663 on Form S-3 filed by the reg-
               Company                                istrant
  4(c)        Second Supplemental Indenture, dated   Incorporated by reference to Exhibit
               as of January 10, 1995, between the    4(c) to Form 8-K filed by the Regis-
               Registrant and Chemical Bank (as suc-  trant on January 12, 1995 (the regis-
               cessor by merger to Manufacturers      trant hereby agrees to furnish to the
               Hanover Trust Company)                 Commission upon request a copy of any
                                                      other instruments which define the
                                                      rights of holders of long-term debt
                                                      of the registrant)
 10(a)(i)     Employment Agreement, dated June 18,   Incorporated by reference to Exhibit
               1986, between the registrant and       10(b)(i) to the registrant's Annual
               Clateo Castellini                      Report on Form 10-K for the fiscal
                                                      year ended September 30, 1986
 10(a)(ii)    Employment Agreement, dated June 18,   Incorporated by reference to Exhibit
               1986, between the registrant and John  10(b)(ii) to the registrant's Annual
               W. Galiardo                            Report on Form 10-K for the fiscal
                                                      year ended September 30, 1986
 10(a)(iii)   Employment Agreement, dated June 9,    Incorporated by reference to Exhibit
               1987, between the registrant and Wal-  10(b)(v) to the registrant's Annual
               ter M. Miller                          Report on Form 10-K for the fiscal
                                                      year ended September 30, 1989
 10(b)        Certified Resolution authorizing cer-  Incorporated by reference to Exhibit
               tain payments to certain corporate     10(k) to the registrant's Annual Re-
               officers in the event of a discharge,  port on Form 10-K for the fiscal year resignation due to removal from posi-  ended September 30, 1986 tion or a significant change in such
               officers' respective duties within
               two years after a change in control
               of the registrant

EXHIBIT
NUMBER                DESCRIPTION                          METHOD OF FILING
-------               -----------                          ----------------
  10(c)  Form of Split Dollar Agreement and re- Incorporated by reference to Exhibit
          lated Collateral Assignment covering   10(e) to the registrant's Annual Re-
          the providing to corporate officers    port on Form 10-K for the fiscal year
          of a life insurance policy in an       ended September 30, 1987
          amount equal to two times base salary
          in lieu of full participation in the
          registrant's group life insurance
          program
  10(d)  Stock Award Plan, as amended and re-   Incorporated by reference to Exhibit
          stated effective February 11, 1992     10(d) to the registrant's Annual Re-
                                                 port on Form 10-K for the fiscal year
                                                 ended September 30, 1992
  10(e)  Executive Bonus Plans                  Incorporated by reference to Exhibit
                                                 10(e) to the registrant's Annual Re-
                                                 port on Form 10-K for the fiscal year
                                                 ended September 30, 1994
  10(f)  1982 Incentive Stock Option Plan, as   Incorporated by reference to Exhibit
          amended and restated February 8, 1994  10(f) to the registrant's Annual Re-
                                                 port on Form 10-K for the fiscal year
                                                 ended September 30, 1994
  10(g)  1982 Unqualified Stock Option Plan, as Incorporated by reference to Exhibit amended and restated February 8, 1994  10(g) to the registrant's Annual Re-
                                                 port on Form 10-K for the fiscal year
                                                 ended September 30, 1994
  10(h)  Salary and Bonus Deferral Plan         Incorporated by reference to Exhibit
                                                 10(h) to the registrant's Annual Re-
                                                 port on Form 10-K for the fiscal year
                                                 ended September 30, 1994
  10(i)  1990 Stock Option Plan, as amended and Incorporated by reference to Exhibit
          restated February 8, 1994              10(i) to the registrant's Annual Re-
                                                 port on Form 10-K for the fiscal year
                                                 ended September 30, 1994
  10(j)  Retirement Benefit Restoration Plan    Incorporated by reference to Exhibit
          and related Benefit Restoration Plan   10(j) to the registrant's Annual Re-
          Trust                                  port on Form 10-K for the fiscal year
                                                 ended September 30, 1992
  10(k)  1994 Restricted Stock Plan for Non-    Incorporated by reference to Exhibit A
          Employee Directors                     to the registrant's Proxy Statement
                                                 dated January 5, 1994
  10(l)  1995 Stock Option Plan                 Incorporated by reference to Exhibit A
                                                 to the registrant's Proxy Statement
                                                 dated December 29, 1994
  11     Computation of Earnings Per Share      Filed with this report
  13     Portions of the registrant's Annual    Filed with this report
          Report to Shareholders for fiscal
          year 1995 (graphic material contained
          under the caption "Financial Review"
          is not included in the electronic
          filing of this report)

EXHIBIT
NUMBER                DESCRIPTION                          METHOD OF FILING
-------               -----------                          ----------------
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