Form 10-Q
period 1995-12-31
BECTON DICKINSON & CO
filed 1996-02-12
CIK 10795

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                  December 31, 1995
                               ------------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________________to__________________

Commission file number  1-4802
                        ------

                         Becton, Dickinson and Company
      -------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

         New Jersey                                      22-0760120
-------------------------------            ------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)

            1 Becton Drive  Franklin Lakes, New Jersey   07417-1880
            -------------------------------------------------------
                   (Address of principal executive offices)
                                  (Zip Code)

                                  (201) 847-6800
               ------------------------------------------------
             (Registrant's telephone number, including area code)


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
                                               ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Class of Common Stock          Shares Outstanding as of January 31, 1996
     ---------------------          -----------------------------------------

Common stock, par value $1.00                      64,004,929

                        PART I - FINANCIAL INFORMATION
                        ------------------------------


Item 1.  Financial Statements.
         ---------------------

         Condensed Consolidated Balance Sheets at December 31, 1995 and September 30, 1995

         Condensed Consolidated Statements of Income for the three months ended December 31, 1995 and 1994

         Condensed Consolidated Statements of Cash Flows for the three months ended December 31, 1995 and 1994

         Notes to Condensed Consolidated Financial Statements

                         ITEM 1. FINANCIAL STATEMENTS
                         BECTON, DICKINSON AND COMPANY
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             Thousands of Dollars

                                                       December 31,        September 30,
Assets                                                    1995                1995
------                                                 ------------        -------------
                                                       (Unaudited)
Current Assets:
   Cash and equivalents                               $  199,205          $  198,506
   Short-term investments                                 33,587              41,495
   Trade receivables, net                                527,378             573,093
   Inventories (Note 2):
      Materials                                           90,510              87,116
      Work in process                                     65,365              71,316
      Finished products                                  254,536             250,203
                                                      ----------          ----------
                                                         410,411             408,635
   Prepaid expenses, deferred taxes and other            113,764             105,789
                                                      ----------          ----------
      Total Current Assets                             1,284,345           1,327,518

Investments in Marketable Securities                      44,400              44,400

Property, plant and equipment                          2,436,746           2,423,080
  Less allowances for depreciation and amortization    1,169,165           1,142,049
                                                      ----------          ----------
                                                       1,267,581           1,281,031
Intangibles, Net
   Patents and other                                      85,002              84,403
   Goodwill                                              102,982              97,098

Other                                                    156,349             165,055
                                                      ----------          ----------
      Total Assets                                    $2,940,659          $2,999,505
                                                      ==========          ==========
Liabilities and Shareholders' Equity
------------------------------------
Current Liabilities:
   Short-term debt                                    $  222,155          $  205,799
   Payables and accrued expenses                         485,110             514,236
                                                      ----------          ----------
      Total Current Liabilities                          707,265             720,035

Long-Term Debt                                           556,310             557,594

Long-Term Employee Benefit Obligations                   297,616             289,711

Deferred Income Taxes and Other                           35,195              33,780

Commitments and Contingencies                                  -                   -

Shareholders' Equity:
   Preferred stock                                        54,269              54,713
   Common stock                                           85,349              85,349
   Capital in excess of par value                        120,739             118,201
   Cumulative currency translation adjustments            (2,254)              6,767
   Retained earnings                                   1,976,254           1,946,636
   Unearned ESOP compensation                            (36,818)            (36,941)
   Shares in treasury - at cost                         (853,266)           (776,340)
                                                      ----------          ----------
      Total Shareholders' Equity                       1,344,273           1,398,385
                                                      ----------          ----------
      Total Liabilities and Shareholders' Equity      $2,940,659          $2,999,505
                                                      ==========          ==========

           See notes to condensed consolidated financial statements

                         BECTON, DICKINSON AND COMPANY
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  Thousands of Dollars, Except Per Share Data
                                  (Unaudited)

                                                                           Three Months Ended
                                                                              December 31,
                                                                           ------------------
                                                                         1995               1994
                                                                         ----               ----
REVENUES                                                             $  639,935         $  593,476

Cost of products sold                                                   348,746            327,065
Selling and administrative                                              181,909            171,606
Research and development                                                 37,334             35,223
                                                                     ----------         ----------
TOTAL OPERATING COSTS AND EXPENSES                                      567,989            533,894
                                                                     ----------         ----------
OPERATING INCOME                                                         71,946             59,582

Interest expense, net                                                    (9,287)           (10,554)
Other expense, net                                                         (823)            (1,382)
                                                                     ----------         ----------
INCOME BEFORE INCOME TAXES                                               61,836             47,646

Income tax provision                                                     17,314             14,102
                                                                     ----------         ----------
NET INCOME                                                           $   44,522         $   33,544
                                                                     ==========         ==========




EARNINGS PER SHARE                                                   $      .65         $      .46
                                                                     ==========         ==========

DIVIDENDS PER SHARE                                                  $      .23         $     .205
                                                                     ==========         ==========
Average common and common
    equivalent shares outstanding                                        67,343             70,411
                                                                     ==========         ==========

           See notes to condensed consolidated financial statements

                         BECTON, DICKINSON AND COMPANY
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             Thousands of Dollars
                                  (Unaudited)

                                                                    Three Months Ended
                                                                       December 31,
                                                                    ------------------
                                                                1995                 1994
                                                                ----                 ----
Operating Activities:

  Net income                                               $   44,522             $   33,544
  Adjustments to net income to derive net cash
    provided by operating activities:
      Depreciation and amortization                            51,035                 50,270
      Change in working capital                               (14,695)                20,470
      Other, net                                                7,981                  1,231
                                                           ----------             ----------
      Net cash provided by operating activities                88,843                105,515
                                                           ----------             ----------
Investing Activities:

  Capital expenditures                                        (30,643)               (22,938)
  Acquisitions of businesses                                  (10,418)                     -
  Change in investments, net                                    7,891                 21,174
  Other, net                                                    5,379                  4,926
                                                           ----------             ----------

      Net cash (used for) provided by investing activities    (27,791)                 3,162
                                                           ----------             ----------
Financing Activities:

  Change in short-term debt                                    17,717                 66,199
  Payments of long-term debt                                   (1,604)                (1,626)
  Issuance of common stock                                      5,020                  2,623
  Repurchase of common stock                                  (79,852)              (150,147)
  Dividends paid                                                 (881)                  (915)
                                                           ----------             ----------
      Net cash used for financing activities                  (59,600)               (83,866)
                                                           ----------             ----------
Effect of exchange rate changes on cash and equivalents          (753)                  (687)
                                                           ----------             ----------
      Net increase in cash and equivalents                        699                 24,124

Opening Cash and Equivalents                                  198,506                 94,913
                                                           ----------             ----------
Closing Cash and Equivalents                               $  199,205             $  119,037
                                                           ==========             ==========















           See notes to condensed consolidated financial statements

                         BECTON, DICKINSON AND COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1995

Note 1 - Basis of Presentation
------------------------------

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, in the opinion of the management of the Company, include all adjustments, which are of a normal recurring nature, necessary for a fair presentation of financial position and the results of operations and cash flows for the periods presented. However, the financial statements do not include all information and footnotes required for a presentation in accordance with generally accepted accounting principles. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included or incorporated by reference in the Company's 1995 Annual Report on Form 10-K. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year.

Note 2 - Inventory Valuation
----------------------------

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

ITEM 2.                  MANAGEMENT'S DISCUSSION AND
                  ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                OF OPERATIONS.
                  -------------------------------------------


Results of Operations
---------------------

First quarter reported revenues of $640 million exceeded the prior year's revenues by 8%. The favorable effect of a weaker dollar versus the prior year added an estimated $9 million to revenues, or 1.5 percentage points. Reported revenue growth was unfavorably impacted by the decrease in revenues as a result of the divestiture of the glove business last year. This reduction was offset by the estimated increase in sales in the first quarter due to the reduction in promotional activity at the end of the prior fiscal year. Medical Supplies and Devices segment revenues of $347 million increased 8%, or 7% after excluding the estimated favorable effect of foreign currency translation. Diagnostic Systems segment revenues of $293 million increased 7%, or 6% after excluding the estimated impact of foreign currency translation.

Domestic Medical segment revenues of $174 million increased 5%. Domestic Medical segment revenues were unfavorably impacted by the absence of sales due to the divestiture of the gloves business. This impact was offset by the increase in sales in the quarter which resulted from the reduction in promotional activity in the fourth quarter of last year. International Medical segment revenues of $173 million increased 12%, or 8% after excluding the estimated favorable impact of foreign currency translation. Good growth rates were experienced worldwide by both the injection systems and infusion therapy businesses which continue to benefit from the conversion to safety products.

Domestic Diagnostic segment revenues of $153 million increased 2%. Diagnostic segment revenue growth continues to be unfavorably impacted by cost containment initiatives in the marketplace. The Company is responding to these trends by continuing the effort to develop innovative and cost effective products. International Diagnostic segment revenues of $140 million increased 14%, or 11% after excluding the estimated favorable effect of foreign currency translation. Strong sales growth continued in the sample collection and flow cytometry products lines in Europe, Japan and the Asia-Pacific region. This strength was partially offset by unfavorable trends related to cost containment initiatives in the infectious disease diagnostics business.

The gross profit margin of 45.5% was over one-half of a percentage point higher than last year's first quarter rate of 44.9%. The improvement reflects productivity improvements and a more profitable mix of products sold as well as favorable foreign currency translation. Selling and administrative expense of $182 million was 28.4% of revenues. This ratio is an improvement of one-half of a percentage point over last year's ratio of 28.9%, despite the increase in some targeted investments in sales and marketing for critical strategic initiatives and international expansion. Investment of $37 million in research and development increased 6% over last year's first quarter expenditures, reflecting the funding of strategic choices made last year.

Operating income of $72 million increased 21% from last year's first quarter amount of $60 million. The improvement in the operating margin from 10.0% to 11.2% primarily reflects the improved gross profit margin and improved expense ratios.

Net interest expense of $9 million was $1 million lower than last year's first quarter amount, reflecting the Company's strong cash flow and reduced working capital requirements. Other expense, net was $1 million which was approximately the same as last year's first quarter amount. The first quarter income tax rate was 28.0%, compared with last year's first quarter rate of 29.6%, reflecting the forecasted mix in income among tax jurisdictions.

Net income was $45 million compared with $34 million last year, an increase of 33%. Earnings per share of $.65 increased 41% over last year's $.46, or approximately 33% after excluding the estimated $.04 favorable effect of foreign currency translation. Strong growth in operating income as well as the Company's continuation of the share repurchase program contributed to this favorable earnings per share growth.

Financial Condition
-------------------

During the first quarter of 1996, cash provided by operations was $89 million, compared with $106 million during the first quarter of last year. In the first quarter of 1996, net working capital decreased $30 million reflecting the emphasis on asset management. Total debt increased $15 million during the first quarter of 1996. The percentage of debt to capitalization (wherein capitalization is defined as the sum of shareholders' equity, net non-current deferred income tax liabilities, and debt) was 36.5%, significantly lower than 40.4% a year ago.

Capital expenditures for the quarter were $31 million compared with $23 million during the first quarter of last year. For the full year, capital expenditures are expected to be approximately $150 million. In the first quarter, the Company also expended $10 million to complete acquisitions in the infectious disease and sample collection businesses.

Because of its strong credit ratings, the Company believes it has the capacity to arrange significant additional borrowings should the need arise.

During the first quarter of 1996, the Company repurchased 1.2 million shares of its common stock for a total expenditure of $80 million. At December 31, 1995, authorization from the Board of Directors remained outstanding to acquire an additional 2.9 million shares. For the full year, the Company expects to spend less than $300 million for share repurchases.

At its November 1995 meeting, the Board of Directors increased the Company's quarterly dividend from $.205 to $.23 per common share.

                          PART II - OTHER INFORMATION
                          ---------------------------

Item 6. Exhibits and Reports on Form 8-K.
        ---------------------------------

         a)  Exhibits

             11 - Computation of Earnings Per Share.
             27 - Financial Data Schedule

         b)  Reports on Form 8-K

             A report on Form 8-K dated November 28, 1995 was filed with the Securities and Exchange Commission by the registrant on December 14, 1995. Item 5 ("Other Events") was reported and disclosed the registrant's adoption of a new shareholder rights plan. Pursuant to the new plan, one Right will be issued for each outstanding share of common stock, par value $1.00 per share, of the registrant on the expiration of the existing rights (April 25, 1996). A description of the terms of the Rights was included and referred to in the report.

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


                                          Becton, Dickinson and Company
                                          -----------------------------
                                                  (Registrant)

Date     February 12, 1996
     ------------------------


                                          /s/ Edward J. Ludwig
                                          --------------------
                                          Edward J. Ludwig
                                          Senior Vice President - Finance
                                          and Chief Financial Officer
                                          (Principal Financial and Accounting
                                          Officer)

                                 EXHIBIT INDEX
                                 -------------



Exhibit                                                Method of
Number      Description                                  Filing
-------     -----------                              --------------

 11         Computation of Earnings                  Filed with
            Per Share                                this report


 27         Financial Data Schedule                  Filed with
                                                     this report