Form 10-Q
period 1996-03-31
BECTON DICKINSON & CO
filed 1996-05-13
CIK 10795

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


(Mark One)


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended                 March 31, 1996
                               --------------------------------------------

                                       OR


[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


For the transition period from ________________________ to ____________________


Commission file number     1-4802
                       --------------


                         Becton, Dickinson and Company
- --------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


             New Jersey                                    22-0760120
- ------------------------------------        ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)


           1 Becton Drive    Franklin Lakes, New Jersey   07417-1880
           ---------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)


                                 (201)847-6800
           ---------------------------------------------------------
              (Registrant's telephone number, including area code)


                                      N/A
           ---------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)


   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes X.  No   .
                                               -     ---


   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


   Class of Common Stock                Shares Outstanding as of April 30, 1996
   ---------------------                ---------------------------------------
 Common stock, par value $1.00                          63,009,636

                         PART I - FINANCIAL INFORMATION
                         ------------------------------


Item 1.  Financial Statements.
         ---------------------

     Condensed Consolidated Balance Sheets at March 31, 1996 and September 30, 1995

     Condensed Consolidated Statements of Income for the three and six month periods ended March 31, 1996 and 1995

     Condensed Consolidated Statements of Cash Flows for the six months ended March 31, 1996 and 1995

     Notes to Condensed Consolidated Financial Statements

                         ITEM 1. FINANCIAL STATEMENTS
                         BECTON, DICKINSON AND COMPANY
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             Thousands of Dollars



                                                      March 31,    September 30,
Assets                                                  1996           1995
- ------                                               -----------   -------------
                                                     (Unaudited)
Current Assets:
  Cash and equivalents                                $  156,644   $  198,506
  Short-term investments                                  36,930       41,495
  Trade receivables, net                                 552,041      573,093
  Inventories (Note 2):
   Materials                                              86,437       87,116
   Work in process                                        67,342       71,316
   Finished products                                     240,593      250,203
                                                      ----------   ----------
                                                         394,372      408,635
  Prepaid expenses, deferred taxes and other             111,185      105,789
                                                      ----------   ----------
   Total Current Assets                                1,251,172    1,327,518

Investments in Marketable Securities                      44,400       44,400

Property, plant and equipment                          2,411,609    2,423,080
 Less allowances for depreciation and amortization     1,179,457    1,142,049
                                                      ----------   ----------
                                                       1,232,152    1,281,031
Intangibles, Net
  Patents and other                                       79,563       84,403
  Goodwill                                                98,009       97,098

Other                                                    157,513      165,055
                                                      ----------   ----------
   Total Assets                                       $2,862,809   $2,999,505
                                                      ==========   ==========
Liabilities and Shareholders' Equity
- ------------------------------------

Current Liabilities:
  Short-term debt                                     $  262,556   $  205,799
  Payables and accrued expenses                          452,248      514,236
                                                      ----------   ----------
   Total Current Liabilities                             714,804      720,035

Long-Term Debt                                           487,952      557,594

Long-Term Employee Benefit Obligations                   299,233      289,711

Deferred Income Taxes and Other                           38,868       33,780

Commitments and Contingencies                                  -            -

Shareholders' Equity:
  Preferred stock                                         53,860       54,713
  Common stock                                            85,349       85,349
  Capital in excess of par value                         127,628      118,201
  Cumulative currency translation adjustments            (17,457)       6,767
  Retained earnings                                    2,035,168    1,946,636
  Unearned ESOP compensation                             (36,694)     (36,941)
  Shares in treasury - at cost                          (925,902)    (776,340)
                                                      ----------   ----------
   Total Shareholders' Equity                          1,321,952    1,398,385
                                                      ----------   ----------
   Total Liabilities and Shareholders' Equity         $2,862,809   $2,999,505
                                                      ==========   ==========

           See notes to condensed consolidated financial statements

                         BECTON, DICKINSON AND COMPANY
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  Thousands of Dollars, Except Per Share Data
                                  (Unaudited)


                                                 Three Months Ended      Six Months Ended
                                                      March 31,              March 31,
                                                 -------------------   -----------------------
                                                   1996       1995        1996         1995
                                                 --------   --------   ----------   ----------
REVENUES                                         $705,725   $692,839   $1,345,660   $1,286,315

Cost of products sold                             368,709    370,237      717,455      697,302
Selling and administrative                        185,901    180,898      367,810      352,504
Research and development                           38,323     35,504       75,657       70,727
                                                 --------   --------   ----------   ----------
TOTAL OPERATING COSTS AND EXPENSES                592,933    586,639    1,160,922    1,120,533
                                                 --------   --------   ----------   ----------

OPERATING INCOME                                  112,792    106,200      184,738      165,782

Interest expense, net                              (9,698)   (11,571)     (18,985)     (22,125)
Other income (expense), net                           781     (2,404)         (42)      (3,786)
                                                 --------   --------   ----------   ----------

INCOME BEFORE INCOME TAXES                        103,875     92,225      165,711      139,871

Income tax provision                               29,085     27,296       46,399       41,398
                                                 --------   --------   ----------   ----------

NET INCOME                                       $ 74,790   $ 64,929   $  119,312   $   98,473
                                                 ========   ========   ==========   ==========


EARNINGS PER SHARE                               $   1.10   $    .92   $     1.75   $     1.38
                                                 ========   ========   ==========   ==========

DIVIDENDS PER SHARE                              $    .23   $   .205   $      .46   $      .41
                                                 ========   ========   ==========   ==========
Average common and common
 equivalent shares outstanding                     67,323     69,243       67,267       69,797
                                                 ========   ========   ==========   ==========

           See notes to condensed consolidated financial statements

                         BECTON, DICKINSON AND COMPANY
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             Thousands of Dollars
                                  (Unaudited)


                                                           Six Months Ended
                                                               March 31,
                                                          --------------------
                                                            1996       1995
                                                          ---------  ---------
Operating Activities:
  Net income                                              $ 119,312  $  98,473
  Adjustments to net income to derive net cash
   provided by operating activities:
    Depreciation and amortization                           101,811    101,856
    Change in working capital                               (55,483)   (27,829)
    Other, net                                               13,580      8,133
                                                          ---------  ---------
    Net cash provided by operating activities               179,220    180,633
                                                          ---------  ---------
Investing Activities:

  Capital expenditures                                      (61,530)   (50,103)
  Acquisitions of businesses                                (13,543)    (1,829)
  Proceeds from divestitures of businesses                   29,667      2,000
  Payment received on note receivable                             -     23,836
  Change in investments, net                                  4,615     (9,675)
  Other, net                                                  2,233    (12,654)
                                                          ---------  ---------
    Net cash used for investing activities                  (38,558)   (48,425)
                                                          ---------  ---------
Financing Activities:

  Change in short-term debt                                  (7,043)   (80,316)
  Proceeds of long-term debt                                      -    107,976
  Payments of long-term debt                                 (2,056)   (19,033)
  Issuance of common stock                                   18,964      8,879
  Repurchase of common stock                               (159,952)  (165,315)
  Dividends paid                                            (31,200)   (29,512)
                                                          ---------  ---------
    Net cash used for financing activities                 (181,287)  (177,321)
                                                          ---------  ---------
Effect of exchange rate changes on cash and equivalents      (1,237)    (2,245)
                                                          ---------  ---------
    Net decrease in cash and equivalents                    (41,862)   (47,358)

Opening Cash and Equivalents                                198,506     94,913
                                                          ---------  ---------
Closing Cash and Equivalents                              $ 156,644  $  47,555
                                                          =========  =========

           See notes to condensed consolidated financial statements

                         BECTON, DICKINSON AND COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1996

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

Note 3 - Sale of Contract Packaging Business
- --------------------------------------------

In February 1996, the Company consummated the sale of its contract packaging business. The pre-tax gain of approximately $2 million recognized on this sale is included in Other Income (Expense), Net.

ITEM 2.                    MANAGEMENT'S DISCUSSION AND
           ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
           ---------------------------------------------------------

Results of Operations
- ---------------------

Second Quarter 1996 vs. Second Quarter 1995
- -------------------------------------------

Second quarter reported revenues of $706 million exceeded the prior year's revenues by 2%. The favorable effect of a weaker dollar versus the prior year added an estimated $6 million to revenues, or less than 1 percentage point. Reported revenue growth was unfavorably impacted by the divestiture of the glove business in the third quarter of 1995 and the divestitures of a contract packaging business and a small surgical product line in the current quarter. Adjusting for these divestitures, the revenue growth rate would have been approximately 7%. Medical Supplies and Devices segment revenues of $379 million decreased 2% due primarily to the impact of the divestitures noted above. Diagnostic Systems segment revenues of $326 million increased 6%. The estimated favorable impact of foreign currency translation on these segments was approximately 1% in the Medical segment and less than 1% in the Diagnostic segment.

Domestic Medical segment revenues of $194 million decreased 6% while International Medical segment revenues of $185 million increased 3%, or approximately 1% after excluding the estimated favorable impact of foreign currency translation. Although good worldwide growth rates were experienced by the injection systems and infusion therapy businesses, both of which continue to benefit from the conversion to safety products, these results were more than offset by the absence of revenues in the current quarter from the above mentioned divestitures.

Domestic Diagnostic segment revenues of $170 million increased 2% and continue to be unfavorably impacted by cost containment initiatives in the marketplace. The Company is responding to these trends by continuing the effort to develop innovative and cost effective products. International Diagnostic segment revenues of $157 million increased 11%, or 10% after excluding the estimated favorable effect of foreign currency translation. Strong sales growth continued in the sample collection and flow cytometry businesses, particularly in Europe, Japan and the Asia-Pacific region.

The gross profit margin of 47.8% was over one percentage point higher than last year's second quarter rate of 46.6% and reflects continued productivity improvements, a more profitable mix of products sold and favorable foreign currency translation. Selling and administrative expense of $186 million was 26.3% of revenues, which was about the same as last year's ratio of 26.1%, despite the increase in some targeted investments in sales and marketing for critical strategic initiatives and international expansion. Investment of $38 million in research and development increased 8% over last year's second quarter expenditures, reflecting the increased funding of strategic choices in the Company's areas of focus.

The Company also recorded a $6 million charge to write off intangibles associated with a small medical product line which the Company made the decision to exit in the second quarter.

Operating income of $113 million increased 6% from last year's second quarter amount of $106 million. The improvement in the operating margin from 15.3% to 16.0% primarily reflects the improved gross profit margin. Excluding the effects of the divestitures and the write-off noted above, growth in operating income would have been approximately 16%.

Net interest expense of $10 million was $2 million lower than last year's second quarter amount, reflecting the Company's strong cash flow and reduced working capital requirements. Other income (expense), net was $3 million favorable to last year's second quarter amount as a result of several offsetting items including gains from asset sales largely offset by an adjustment of the carrying value of certain real estate to reflect net realizable value. The second quarter income tax rate was 28.0%, compared with last year's second quarter rate of 29.6%, reflecting the forecasted mix in income between tax jurisdictions.

Net income was $75 million compared with $65 million last year, an increase of 15%. Earnings per share of $1.10 increased 20% over last year's $.92. Strong growth in operating income as well as the Company's continuation of the share repurchase program contributed to this favorable earnings per share growth.

Six Months 1996 vs. Six Months 1995
- -----------------------------------

Reported revenues of $1.346 billion exceeded the prior year's level of $1.286 billion by 5%, or 3% after excluding the estimated favorable impact of foreign currency translation. Reported revenue growth would have been approximately 7% after adjusting for the negative impact of the divested businesses and the favorable effect on revenues (primarily in the first quarter) from the reduction in promotional activity in the fourth quarter of last year. Medical Supplies and Devices segment revenues increased 3% to $726 million. Diagnostic Systems segment revenues were $619 million, an increase of 7%. Despite the absence of certain revenues in the current period as a result of the above mentioned divestitures, domestic revenues increased by $2 million to $690 million over last year's amount and international revenues of $655 million increased 10%, or 7% after excluding the estimated favorable impact of foreign currency translation.

The gross profit margin of 46.7% was almost one percentage point higher than last year's rate of 45.8%. Selling and administrative expense was 27.3% of revenues, slightly better than last year's rate of 27.4%. Investment of $76 million in research and development expense was 7% higher than last year's investment. As a percent of revenues, research and development expense was 5.6%, slightly higher than last year's rate of 5.5%. The reasons for these changes are consistent with those previously discussed in the Second Quarter Results of Operations.

Operating income of $185 million increased $19 million over last year. As a percent of revenues, operating income was 13.7% compared with last year's 12.9%, resulting primarily from increased margins and spending controls.


Other expense, net was $4 million favorable compared to last year. The reasons for this change are consistent with those previously discussed in the Second Quarter Results of Operations.

The income tax rate of 28.0%, compared to last year's rate of 29.6%, reflects a more favorable forecasted mix in income between tax jurisdictions.

Net income was $119 million, compared with $98 million last year, an increase of 21%. Earnings per share of $1.75 increased 27% over last year's $1.38, or 22% after excluding the estimated $.06 favorable impact of foreign currency translation compared with the prior year.

Financial Condition
- -------------------

During the first six months of 1996, cash provided by operations was $179 million, essentially unchanged from the $181 million provided during the first six months of last year. In the first six months of 1996, net working capital decreased $71 million reflecting the emphasis on asset management at the operating unit level. Total debt decreased $13 million during the first six months of 1996. The percentage of debt to capitalization (wherein capitalization is defined as the sum of shareholders' equity, net non-current deferred income tax liabilities, and debt) was 36.0%, significantly lower than
38.0% a year ago.   In March 1996, the Company announced that it had elected to redeem on June 1, 1996 $66.4 million principal amount of its outstanding 9 1/4% Sinking Fund Debentures due June 1, 2016 at a price of 104.375% of the principal amount.

Capital expenditures for the first six months were $62 million compared with $50 million during the first six months of last year. For the full year, capital expenditures are expected to be approximately $150 million. In the first six months, the Company also expended $14 million to complete acquisitions primarily in the infectious disease and sample collection businesses and collected approximately $30 million related to divestitures of the contract packaging business and a small surgical product line.

Because of its strong credit ratings, the Company believes it has the capacity to arrange significant additional borrowings should the need arise.

During the first six months of 1996, the Company repurchased 2.1 million shares of its common stock for a total expenditure of $160 million. At March 31, 1996, authorization from the Board of Directors remained outstanding to acquire an additional 1.9 million shares. For the full year, the Company expects to spend approximately $300 million for share repurchases.

At its January 1996 meeting, the Board of Directors increased the Company's quarterly dividend to $.23 from the $.205 per common share declared in the second quarter of 1995. This dividend was paid on March 29, 1996.


In March 1995, the Financial Accounting Standards Board issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". This Statement establishes accounting standards for the assessment and measurement of impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of. Although the Company is assessing the effect of adoption of Statement No. 121, which is required to be adopted by the Company by the first quarter of fiscal 1997, its adoption is not expected to have a material impact on the Company's results of operations or financial condition.

                          PART II - OTHER INFORMATION
                          ---------------------------

Item 4. Submission of Matters to a Vote of Security Holders
        ---------------------------------------------------

        a.) The Annual Meeting of Shareholders of the Company was held on February 13, 1996.

        c.) i.) A management proposal for the election of three directors for the terms indicated below was voted upon as follows:



                      Nominee             Term     Votes For    Votes Withheld
                  -------------------  ---------  -----------  ----------------

                  James E. Perrella     3 Years   56,431,184       807,083
                  Gloria M. Shatto      3 Years   56,445,079       793,188
                  Raymond S. Troubh     3 Years   56,422,400       815,867


            ii.) A management proposal to ratify the selection of Ernst & Young LLP as independent auditors for the fiscal year 1996 was voted upon. 57,008,715 shares were voted for the proposal, 95,652 shares were voted against and 133,900 shares abstained.

           iii.) A shareholder proposal to recommend that the Company disclose information concerning senior executives with the corporation who have previously served in a governmental capacity was voted upon. 2,252,224 shares were voted for the proposal, 48,623,198 shares were voted against and 2,550,624 shares abstained.

            iv.) A shareholder proposal to recommend the disclosure of a comprehensive report on the Company's Mexican operations was voted upon. 4,541,908 shares were voted for the proposal, 43,651,019 shares were voted against and 5,233,119 shares abstained.

Item 6. Exhibits and Reports on Form 8-K.
        ---------------------------------

         a)  Exhibits

             11 - Computation of Earnings Per Share.
             27 - Financial Data Schedule

         b)  Reports on Form 8-K

             There were no reports on Form 8-K filed for the quarter ended March 31, 1996.

                                   SIGNATURE


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      Becton, Dickinson and Company
                                      ------------------------------
                                              (Registrant)

Date May 13, 1996
     --------------





                                         /s/   Edward J. Ludwig
                                      -----------------------------
                                           Edward J. Ludwig
                     Senior Vice President - Finance and Chief Financial Officer
                            (Principal Financial and Accounting Officer)

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