Form 10-Q
period 1996-06-30
BECTON DICKINSON & CO
filed 1996-08-12
CIK 10795

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


(Mark One)


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended          June 30, 1996
                               ---------------------------------

                                    OR


[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934


For the transition period from _____________________________ to ________________


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
                                              -      ----


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


     Class of Common Stock              Shares Outstanding as of July 31, 1996
     ---------------------              --------------------------------------
   Common stock, par value $1.00                      62,258,116

                         PART I - FINANCIAL INFORMATION
                         ------------------------------


Item 1.  Financial Statements.
         ---------------------

         Condensed Consolidated Balance Sheets at June 30, 1996 and September 30, 1995

         Condensed Consolidated Statements of Income for the three and nine month periods ended June 30, 1996 and 1995

         Condensed Consolidated Statements of Cash Flows for the nine months ended June 30, 1996 and 1995

         Notes to Condensed Consolidated Financial Statements

                                           ITEM 1. FINANCIAL STATEMENTS
                                           BECTON, DICKINSON AND COMPANY
                                       CONDENSED CONSOLIDATED BALANCE SHEETS
                                               Thousands of Dollars


                                                            June 30,                  September 30,
Assets                                                        1996                        1995
- ------                                                    -------------               -------------
                                                           (Unaudited)
Current Assets:
   Cash and equivalents                               $       187,789             $      198,506
   Short-term investments                                      57,633                     41,495
   Trade receivables, net                                     555,099                    573,093
   Inventories (Note 2):
      Materials                                                88,298                     87,116
      Work in process                                          65,911                     71,316
      Finished products                                       246,686                    250,203
                                                       ---------------             --------------
                                                              400,895                    408,635
   Prepaid expenses, deferred taxes and other                 119,037                    105,789
                                                       ---------------             --------------
      Total Current Assets                                  1,320,453                  1,327,518

Investments in Marketable Securities                           23,800                     44,400

Property, plant and equipment                               2,436,477                  2,423,080
  Less allowances for depreciation and amortization         1,204,207                  1,142,049
                                                       ---------------             --------------
                                                            1,232,270                  1,281,031
Intangibles, Net
   Patents and other                                           83,959                     84,403
   Goodwill                                                    87,844                     97,098

Other                                                         161,347                    165,055
                                                       ---------------             --------------

      Total Assets                                    $     2,909,673             $    2,999,505
                                                       ===============             ==============

Liabilities and Shareholders' Equity
- ------------------------------------

Current Liabilities:
   Short-term debt                                    $       427,155             $      205,799
   Payables and accrued expenses                              458,821                    514,236
                                                       ---------------             --------------
     Total Current Liabilities                                885,976                    720,035

Long-Term Debt                                                371,942                    557,594

Long-Term Employee Benefit Obligations                        299,388                    289,711

Deferred Income Taxes and Other                                45,567                     33,780

Commitments and Contingencies                                       -                          -

Shareholders' Equity:
   Preferred stock                                             53,328                     54,713
   Common stock                                                85,349                     85,349
   Capital in excess of par value                             132,876                    118,201
   Cumulative currency translation adjustments                (21,266)                     6,767
   Retained earnings                                        2,097,215                  1,946,636
   Unearned ESOP compensation                                 (36,571)                   (36,941)
   Shares in treasury - at cost                            (1,004,131)                  (776,340)
                                                       ---------------             --------------
      Total Shareholders' Equity                            1,306,800                  1,398,385
                                                       ---------------             --------------

      Total Liabilities and Shareholders' Equity      $     2,909,673             $    2,999,505
                                                       ===============             ==============

              See notes to condensed consolidated financial statements

                                                   BECTON, DICKINSON AND COMPANY
                                            CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                            Thousands of Dollars, Except Per Share Data
                                                          (Unaudited)

                                                     Three Months Ended                          Nine Months Ended
                                                          June 30,                                    June 30,
                                              -----------------------------             ---------------------------------
                                                   1996              1995                    1996                 1995
                                              -------------- --------------             ---------------- ----------------
REVENUES                                      $   692,945       $   704,096             $  2,038,605         $  1,990,411

Cost of products sold                             351,851           378,419                1,069,306            1,075,721
Selling and administrative                        182,956           180,191                  550,766              532,695
Research and development                           38,091            35,581                  113,748              106,308
                                               ----------        ----------              -----------          -----------
TOTAL OPERATING COSTS AND EXPENSES                572,898           594,191                1,733,820            1,714,724
                                               ----------        ----------              -----------          -----------

OPERATING INCOME                                  120,047           109,905                  304,785              275,687

Interest expense, net                              (9,773)          (10,878)                 (28,758)             (33,003)
Other expense, net                                 (3,098)           (9,560)                  (3,140)             (13,346)
                                               ----------        ----------              -----------          -----------

INCOME BEFORE INCOME TAXE                         107,176            89,467                  272,887              229,338

Income tax provision                               30,009            22,817                   76,408               64,215
                                               ----------        ----------              -----------          -----------

NET INCOME                                    $    77,167       $    66,650             $    196,479         $    165,123
                                               ==========        ==========              ===========          ===========



EARNINGS PER SHARE                            $      1.15       $       .95             $       2.90         $       2.33
                                               ==========        ==========              ===========          ===========



DIVIDENDS PER SHARE                           $       .23       $      .205             $        .69         $       .615
                                               ==========        ==========              ===========          ===========

Average common and common
 equivalent shares outstanding                     65,913            69,294                   66,829               69,603
                                               ==========        ==========              ===========          ===========





         See notes to condensed consolidated financial statements

                         BECTON, DICKINSON AND COMPANY
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             Thousands of Dollars
                                  (Unaudited)
                                                        Nine Months Ended
                                                             June 30,
                                                   ------------------------------
                                                      1996                1995
                                                   ---------           ----------
Operating Activities:

  Net income                                     $   196,479         $   165,123
  Adjustments to net income to derive net cash
    provided by operating activities:
      Depreciation and amortization                  149,791             154,065
      Change in working capital                      (68,917)              7,559
      Other, net                                      21,606              12,976
                                                  -----------         -----------
      Net cash provided by operating activities      298,959             339,723
                                                  -----------         -----------

Investing Activities:

  Capital expenditures                               (99,551)            (75,220)
  Acquisitions of businesses                         (10,418)                  -
  Proceeds from divestitures of businesses            29,667                   -
  Payment received on notes receivable                 1,146              23,836
  Change in investments, net                           3,489              60,458
  Other, net                                         (10,850)            (12,899)
                                                  -----------         -----------
      Net cash used for investing activities         (86,517)             (3,825)
                                                  -----------         -----------

Financing Activities:

  Change in short-term debt                          168,596            (146,195)
  Proceeds of long-term debt                               -             108,653
  Payments of long-term debt                        (127,605)            (24,496)
  Issuance of common stock                            29,636              14,666
  Repurchase of common stock                        (244,137)           (215,345)
  Dividends paid                                     (47,362)            (44,973)
                                                  -----------         -----------
      Net cash used for financing activities        (220,872)           (307,690)
                                                  -----------         -----------

Effect of exchange rate changes on cash and
  equivalents                                         (2,287)             (2,432)
                                                  -----------         -----------
      Net (decrease) increase in cash and
        equivalents                                  (10,717)             25,776

Opening Cash and Equivalents                         198,506              94,913
                                                  -----------         -----------
Closing Cash and Equivalents                     $   187,789         $   120,689
                                                  ===========         ===========


           See notes to condensed consolidated financial statements

                         BECTON, DICKINSON AND COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 1996

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

Note 3 - Debt Extinguishment
- ----------------------------

In June 1996, the Company redeemed $66.4 million principal amount of its outstanding 9 1/4% Sinking Fund Debentures due June 1, 2016 at a price of 104.375% of the principal amount.

Note 4 - Subsequent Event
- -------------------------

On July 23, 1996, the Board of Directors authorized a two-for-one common stock split, payable on August 15, 1996, to shareholders of record on August 5, 1996. The Board of Directors also approved an increase in the authorized common stock from 160 million shares to 320 million shares, enabling the Company to complete the stock split. Par value will remain at $1.00 per common share.

ITEM 2.                    MANAGEMENT'S DISCUSSION AND
                  ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                 OF OPERATIONS
                  -------------------------------------------

Results of Operations
- ---------------------

Third Quarter 1996 vs. Third Quarter 1995
- -----------------------------------------

Third quarter reported revenues were $693 million, compared to the prior year's revenues of $704 million. The unfavorable effect of a stronger dollar versus the prior year reduced revenues by an estimated $17 million. Included in the 1995 results were revenues from the glove business which was sold in the third quarter of 1995 and revenues from a contract packaging business and a small surgical product line which were both sold in the second quarter of this year. Adjusting for these divestitures and the unfavorable effect of foreign currency translation, the revenue growth rate would have been approximately 6%. Medical Supplies and Devices segment revenues of $377 million decreased 4%, or 2% after excluding the estimated unfavorable effect of foreign currency translation. Adjusting for the divestitures noted above, and the estimated unfavorable effect of foreign currency translation, Medical Supplies and Devices segment revenues increased 8%. Diagnostic Systems segment revenues of $316 million increased 1%, or 5% after excluding the estimated unfavorable effect of foreign currency translation.

Domestic Medical segment revenues of $185 million decreased 10% while International Medical segment revenues of $192 million increased 2%, or approximately 6% after excluding the estimated unfavorable impact of foreign currency translation. Good growth was generated by the injection systems business, which continues to benefit from the conversion to safety products and prefillable syringes. These results were more than offset by the absence of revenues in the current quarter from the above-mentioned divestitures. Strong sales growth continued in the pharmaceutical systems business in Europe.

Domestic Diagnostic segment revenues of $168 million increased 3% and continue to be unfavorably impacted by cost containment initiatives in the marketplace. The Company is responding to these trends by continuing the effort to develop innovative and cost effective products. International Diagnostic segment revenues were $148 million, about the same as last year. Excluding the estimated unfavorable effect of foreign currency translation, the international growth rate in this segment was 6%. Strong sales growth continued in the sample collection and flow cytometry businesses, particularly in the Asia Pacific region.

The gross profit margin of 49.2% was almost three percentage points higher than last year's third quarter rate of 46.3% and reflects a more profitable mix of products sold, continued productivity improvements and the lower margins associated with divested businesses. Selling and administrative expense of $183 million was 26.4% of revenues, compared to last year's ratio of 25.6%, and increased less than 2% despite the increase in some targeted investments in sales and marketing for critical strategic initiatives and international expansion. Investment of $38 million in research and development increased 7% over last year's third quarter expenditures, reflecting the increased funding of strategic choices in the Company's areas of focus.

Operating income of $120 million increased 9% from last year's third quarter amount of $110 million. The improvement in the operating margin from 15.6% to 17.3% primarily reflects the positive impact of the improved gross profit margin. Excluding the effects of the divestitures, growth in operating income would have been approximately 12%.

Net interest expense of $10 million was $1 million lower than last year's third quarter amount, reflecting the Company's improved mix of debt and strong cash flow. Other expense, net was $6 million favorable to last year's third quarter amount primarily due to the inclusion of a $6 million loss on the divestiture of the glove business in last year's third quarter amount. The third quarter income tax rate was 28.0%, compared with last year's third quarter rate of 25.5%. It is expected that the Company's tax rate for the 1996 fiscal year will be 28%, the same rate as last year's.

Net income was $77 million compared with $67 million last year, an increase of 16%. Earnings per share of $1.15 increased 21% over last year's $.95. Strong growth in operating income as well as the Company's continuation of the share repurchase program contributed to this favorable earnings per share growth. The estimated unfavorable impact of foreign currency translation on earnings per share was $.04.

Nine Months 1996 vs. Nine Months 1995
- -------------------------------------

Reported revenues of $2.039 billion exceeded the prior year's level of $1.990 billion by 2%, or 3% after excluding the estimated unfavorable impact of foreign currency translation. Reported revenue growth would have been approximately 6% after adjusting for the negative impact of the divested businesses, the unfavorable impact of foreign currency translation and the favorable effect on revenues (primarily in the first quarter) from the reduction in promotional activity in the fourth quarter of last year. Medical Supplies and Devices segment revenues of $1.103 billion were about the same as $1.097 billion last year. Diagnostic Systems segment revenues were $936 million, an increase of 5%. As a result of the above-mentioned divestitures, domestic revenues of $1.043 billion were slightly less than last year's. International revenues of $995 million increased 7%.

The gross profit margin was 47.5% compared to last year's rate of 46.0%.
Selling and administrative expense was 27.0% of revenues, about the same as last year's rate of 26.8%. Investment of $114 million in research and development expense was 7% higher than last year's investment. As a percent of revenues, research and development expense was 5.6%, slightly higher than last year's rate of 5.3%. The reasons for these changes are consistent with those previously discussed in the Third Quarter Results of Operations.

Operating income of $305 million increased $29 million over last year. As a percent of revenues, operating income was 15.0% compared with last year's 13.9%, resulting primarily from increased margins.

Net interest expense of $29 million was $4 million lower than last year for reasons consistent with those previously discussed in the Third Quarter Results of Operations. Other expense, net was $10 million favorable compared to last year primarily due to the inclusion of a $6 million loss on the divestiture of the glove business in last year's amount. Other expense, net also included several offsetting items including gains from asset sales largely offset by an adjustment of the carrying value of certain real estate to reflect net realizable value. The income tax rate of 28.0% was the same as last year's rate.

Net income was $196 million, compared with $165 million last year, an increase of 19%. Earnings per share of $2.90 increased 24% over last year's $2.33.

Financial Condition
- -------------------

During the first nine months of 1996, cash provided by operations was $299 million compared with $340 million provided during the first nine months of last year. The percentage of debt to capitalization (wherein capitalization is defined as the sum of shareholders' equity, net non-current deferred income tax liabilities, and debt) was 37.6%, slightly higher than 35.8% a year ago. In June 1996, the Company redeemed $66.4 million principal amount of its outstanding 9 1/4% Sinking Fund Debentures due June 1, 2016 at a price of 104.375% of the principal amount.

Capital expenditures for the first nine months were $100 million compared with $75 million during the first nine months of last year primarily due to international expansion. For the full year, capital expenditures are expected to be approximately $150 million. In the first nine months, the Company also expended $10 million to complete acquisitions in the infectious disease and sample collection businesses and received approximately $30 million related to divestitures of the contract packaging business and a small surgical product line.

Because of its strong credit ratings, the Company believes it has the capacity to arrange significant additional borrowings should the need arise.

During the first nine months of 1996, the Company repurchased 3.2 million shares of its common stock for a total expenditure of $244 million. At June 30, 1996, authorization from the Board of Directors remained outstanding to acquire an additional .9 million shares. For the full year, the Company expects to spend approximately $300 million for share repurchases.

At its July 1996 meeting, the Board of Directors authorized a two-for-one stock split and an increase in the authorized common stock, as further discussed in
Note 4 in Notes to Condensed Consolidated Financial Statements. The Board also announced authorization of a new share repurchase plan to acquire an additional 15 million shares of the Company's common stock, after adjusting for the stock split.

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

                          PART II - OTHER INFORMATION
                          ---------------------------


Item 6. Exhibits and Reports on Form 8-K.
        ---------------------------------

        a)  Exhibits


            3(a) - Restated Certificate of Incorporation, as amended
                   January 22, 1990 and Amendment to the Restated Certificate of Incorporation as of August 5, 1996.
            3(b) - By-Laws, as amended May 30, 1989.
              11 - Computation of Earnings Per Share.
              27 - Financial Data Schedule

        b)  Reports on Form 8-K

            There were no reports on Form 8-K filed for the quarter ended June 30, 1996.

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


                                     Becton, Dickinson and Company
                                     ------------------------------
                                            (Registrant)

Date   August 12, 1996


                                          /s/ Edward J. Ludwig
                              -----------------------------------------
                                            Edward J. Ludwig
                     Senior Vice President - Finance and Chief Financial Officer
                            (Principal Financial and Accounting Officer)

                                 EXHIBIT INDEX
                                 -------------



Exhibit                                   Method of
Number     Description                     Filing
- -------    -----------                    ---------

3(a)       Restated Certificate of        Incorporated by reference
           Incorporation, as amended      to Exhibit 3(a) to the
           January 22, 1990               registrant's Annual Report
                                          on Form 10-K for the fiscal
                                          year ended September 30, 1990

           Amendment to the Restated      Filed with this report
           Certificate of Incorporation,
           as of August 5, 1996

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