Form 10-K405
period 1996-09-30
BECTON DICKINSON & CO
filed 1996-12-18
CIK 10795

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

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1996       COMMISSION FILE NUMBER 1-4802

                         BECTON, DICKINSON AND COMPANY
             (Exact name of registrant as specified in its charter)

                                                       22-0760120
               NEW JERSEY                 (I.R.S. Employer Identification No.)

    (State or other jurisdiction of
     incorporation or organization)
             1 BECTON DRIVE
       FRANKLIN LAKES, NEW JERSEY                      07417-1880
                                                       (Zip Code)

    (Address of principal executive
                offices)
                                 (201) 847-6800
              (Registrant's telephone number, including area code)

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

                         Yes  X           No

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  As of November 30, 1996, 122,971,548 shares of the registrant's common stock were outstanding and the aggregate market value of such common stock held by nonaffiliates of the registrant was approximately $5,142,009,390.

                      DOCUMENTS INCORPORATED BY REFERENCE
  (1) Portions of the registrant's Annual Report to Shareholders for the fiscal year ended September 30, 1996 are incorporated by reference into Parts I and II hereof.
  (2) Portions of the registrant's Proxy Statement for the Annual Meeting of Shareholders to be held February 11, 1997 are incorporated by reference into
Part III hereof.

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

BUSINESS SEGMENTS AND GEOGRAPHIC AREAS

  The Company's operations consist of two worldwide business segments: Medical Supplies and Devices, and Diagnostic Systems. The countries in which the Company has local revenue-generating operations have been combined into the following geographic areas: United States (including Puerto Rico); Europe; and Other (which is comprised of Canada, Latin America, Japan and Asia-Pacific).

  Information with respect to revenues, operating income and identifiable assets attributable to each of the Company's business segments and geographic areas of operation, as well as capital expenditures and depreciation and amortization attributable to each of the Company's business segments, appears on pages 30-31 of the Company's Annual Report to Shareholders for the fiscal year ended September 30, 1996 (the "1996 Annual Report"), and is incorporated herein by reference.

  MEDICAL SUPPLIES AND DEVICES SEGMENT

  The major products in this segment are hypodermic products, specially designed devices for diabetes care, prefillable drug delivery systems, vascular access products and specialty and surgical blades. This segment also includes specialty needles, drug infusion systems, disposable scrubs, elastic support products and thermometers.

  DIAGNOSTIC SYSTEMS SEGMENT

  The major products in this segment are manual and instrumented microbiology products, sample collection products, flow cytometry systems for cellular analysis, tissue culture labware, hematology instruments and other diagnostic systems including immunodiagnostic test kits.

DISPOSITIONS OF BUSINESSES

  The Company's contract packaging services business was sold in January 1996, and in August 1996, the Company also sold its pre-surgery patient prep business. The operating results of these businesses until their respective dates of sale are reflected in the Consolidated Financial Statements incorporated herein by reference as Exhibit 13.

ACQUISITION OF BUSINESS

  In July 1996, the Company acquired Med-Safe Systems, Inc., a manufacturer of sharps disposal containers. The operating results of this business from its date of acquisition are reflected in the Consolidated Financial Statements incorporated herein by reference as Exhibit 13.

FOREIGN OPERATIONS

  The Company's products are manufactured and sold worldwide. The principal markets for the Company's products outside the United States are Europe, Japan, Mexico, Asia-Pacific, Canada and Brazil. The principal products sold by the Company outside of the United States are hypodermic needles and syringes, diagnostic systems, VACUTAINER (R) brand blood collection products, HYPAK (R) brand prefillable syringe systems, and infusion therapy products. The Company has manufacturing operations in Australia, Brazil, China, France, Germany, Ireland, Japan, Mexico, Singapore, Spain and the United Kingdom and in 1996 commenced construction of a hypodermic syringe manufacturing facility in India.

  Foreign economic conditions and exchange rate fluctuations have caused the profitability on foreign revenues to fluctuate more than on domestic revenues. The Company believes its activities in some countries outside of the United States involve greater risk than its domestic business due to the foregoing factors as well as local commercial and economic policies and political uncertainties.

REVENUES AND DISTRIBUTION

  The Company's products and services are marketed in the United States both through independent distribution channels and directly to end-users. The Company's products are marketed outside the United States through independent distributors and sales representatives, and in some markets directly to end-users. Sales to a distributor, which supplies the Company's products to many end-users, accounted for approximately 11% of total Company revenues in fiscal 1996, and were from both business segments. Order backlog is not material to the Company's business inasmuch as orders for the Company's products are generally received and filled on a current basis, except for items temporarily out of stock. Substantially all revenue is recognized when products are shipped to customers.

RESEARCH AND DEVELOPMENT

  The Company conducts its research and development activities at its operating units, its Research Center in Research Triangle Park, North Carolina and in collaboration with selected universities and medical centers. The Company also retains individual consultants to support its efforts in specialized fields. The Company spent $154,220,000 on research and development during the fiscal year ended September 30, 1996 and $144,201,000 and $144,227,000, respectively, during the two immediately preceding fiscal years.

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

PATENTS, TRADEMARKS AND LICENSES

  The Company owns numerous patents, patent applications and trademarks in the United States and other countries. The Company is also licensed under domestic and foreign patents, patent applications and trademarks owned by others. In the aggregate, these patents, patent applications, trademarks and licenses are of material importance to the Company's business. The Company does not believe, however, that any single patent or trademark is material in relation to the Company's business as a whole.

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

EMPLOYEES

  As of September 30, 1996, the Company had approximately 17,900 employees, of whom approximately 9,100 were employed in the United States. The Company believes that its employee relations are satisfactory.

ITEM 2. PROPERTIES.

  The executive offices of the Company are located in Franklin Lakes, New Jersey. The Company owns and leases approximately 10,574,870 square feet of manufacturing, warehousing, administrative and research facilities throughout the world. The domestic facilities, including Puerto Rico, comprise approximately 5,467,440 square feet of owned and 1,908,460 square feet of leased space. The foreign facilities comprise approximately 2,144,090 square feet of owned and 1,054,880 square feet of leased space. Sales offices and distribution centers included in the total square footage are also located throughout the world.

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

  The domestic facilities are grouped as follows:

  --Eastern Sector includes facilities in Connecticut, Georgia, Maryland,
   Massachusetts, New Jersey, New York, North Carolina, South Carolina and Puerto Rico and is comprised of approximately 3,520,050 square feet of owned and 1,050,980 square feet of leased space.

  --Central Sector includes facilities in Indiana, Missouri, Nebraska, Texas and Wisconsin and is comprised of approximately 978,680 square feet of owned and 473,760 square feet of leased space.

  --Western Sector includes facilities in Arizona, California and Utah and is comprised of approximately 968,710 square feet of owned and 383,720 square feet of leased space.

  The foreign facilities are grouped as follows:

  --Canada includes approximately 3,650 square feet of leased space.

  --Europe includes facilities in Austria, Belgium, Denmark, Finland,
   France, Germany, Greece, Ireland, Italy, the Netherlands, Spain, Sweden, Switzerland and the United Kingdom and is comprised of approximately 1,067,110 square feet of owned and 712,180 square feet of leased space.

  --Latin America includes facilities in Brazil, Colombia, Mexico and Panama and is comprised of approximately 576,890 square feet of owned and 170,340 square feet of leased space.

  --Asia-Pacific includes facilities in Australia, China, Hong Kong, India,
   Indonesia, Japan, Kenya, Korea, Malaysia, Philippines, Singapore, Taiwan, Thailand and United Arab Emirates and is comprised of approximately 500,090 square feet of owned and 168,720 square feet of leased space.

  The table below summarizes property information by business segment:

                                         BUSINESS SEGMENT
                         --------------------------------------------------------------
                           MEDICAL
                         SUPPLIES AND    DIAGNOSTIC
        CATEGORY           DEVICES        SYSTEMS       MIXED(A)       TOTAL
        --------         ------------    ----------     ---------      -----
Owned
 Facilities.............         14             20             10            44
 Square feet............  2,847,365      2,628,196      2,135,971     7,611,532
 Manufacturing (B)......  1,620,325(14)  1,145,080(14)    475,663(5)  3,241,068(33)
Leased
 Facilities.............         25             14             71           110
 Square feet............    489,846        259,416      2,214,076     2,963,338
 Manufacturing (B)......    230,530(6)      47,398(7)     112,112(4)    390,040(17)
Total
 Facilities.............         39             34             81           154
 Square feet............  3,337,211      2,887,612      4,350,047    10,574,870
 Manufacturing (B)......  1,850,855(20)  1,192,478(21)    587,775(9)  3,631,108(50)

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

  Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT (AS OF DECEMBER 1, 1996)

  The following is a list of the executive officers of the Company, their ages and all positions and offices held by each of them during the past five years. There is no family relationship between any of the named persons.

                          AGE                       POSITION
   NAME                   ---                       --------
Clateo Castellini........  61 Director, Chairman of the Board, President and
                               Chief Executive Officer since June 1994 and prior
                               thereto Sector President -- Medical.
John W. Galiardo.........  62 Director, Vice Chairman of the Board and General
                               Counsel since June 1994 and prior thereto Vice
                               President and General Counsel.

                         AGE                       POSITION
   NAME                  ---                       --------
Robert F. Adrion........  55 President--Worldwide Infusion Therapy since October
                              1995; President--Worldwide Becton Dickinson
                              Vascular Access from July 1994 to September 1995;
                              and prior thereto, Vice President--Research and
                              Development, Becton Dickinson Vascular Access.
Gary M. Cohen...........  37 President--Worldwide Sample Collection since
                              October 1996; President--Becton Dickinson
                              Division/Worldwide Hypodermic from August 1994 to
                              September 1996; Vice President, Marketing and
                              Development from July 1993 to July 1994; and prior
                              thereto, Director of Marketing.
Vincent L. De Caprio....  46 Senior Vice President  and Chief Technology Officer
                              since October 1996; Senior Vice President--
                              Planning and Technology from July 1995 to
                              September 1996; Sector President--Technique
                              Products from October 1994 to June 1995; and prior
                              thereto, President--Becton Dickinson Vascular
                              Access.
Vincent A. Forlenza.....  43 President--Worldwide Microbiology Systems since
                              October 1996; President--Diagnostic Instrument
                              Systems from October 1995 to September 1996; and
                              prior thereto, Division President--Becton
                              Dickinson Advanced Diagnostics.
Andrew J. Kaslow........  46 Vice President--Human Resources since April 1996;
                              and prior thereto, Vice President--Human
                              Resources, Pepsico Inc.
William A. Kozy.........  44 President--Worldwide Injection Systems since
                              October 1996; President--Worldwide Blood
                              Collection from July 1995 to September 1996; and
                              prior thereto, Division President--Vacutainer
                              Systems.
Edward J. Ludwig........  45 Senior Vice President--Finance and Chief Financial
                              Officer since July 1995; Vice President--Finance
                              from May 1995 to June 1995; Vice President--
                              Finance and Controller from January 1995 to May
                              1995; and prior thereto, President--Becton
                              Dickinson Diagnostic Instrument Systems.
Walter M. Miller........  53 Senior Vice President--Strategy and Development
                              since October 1996; Senior Vice President from
                              July 1995 to September 1996; Sector President--
                              Infectious Disease Diagnostics from October 1994
                              to June 1995; and prior thereto, Sector
                              President--Diagnostic.
Deborah J. Neff.........  43 President--Worldwide Immunocytometry Systems since
                              October 1996; President--Becton Dickinson
                              Immunocytometry Systems from January 1995 to
                              September 1996; Vice President--General Manager
                              from October 1992 to December 1994; and prior
                              thereto, Vice President--Operations.

                         AGE                       POSITION
   NAME                  ---                       --------
Mark C. Throdahl........  45 Senior Vice President since July 1995; Sector
                              President--Drug Delivery from October 1994 to June
                              1995; President -- Nippon Becton Dickinson
                              Company, Ltd. from May 1991 to September 1994; and
                              prior thereto Director -- Corporate Planning.
Kenneth R. Weisshaar....  46 Senior Vice President since July 1995; Sector
                              President--Cellular Analysis Diagnostics from
                              October 1994 to June 1995; President -- Becton
                              Dickinson Division from March 1992 to September
                              1994; and prior thereto Vice President --
                               Planning, Performance and Development.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

  The Company's common stock is listed on the New York Stock Exchange. As of November 30, 1996, there were approximately 8,171 shareholders of record. The balance of the information required by this item appears under the caption "Common Stock Prices and Dividends" on page 51 of the Company's 1996 Annual Report and is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA.

  The information required by this item is included under the caption "Six Year Summary of Selected Financial Data" on pages 28-29 of the Company's 1996 Annual Report and is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

  The information required by this item is included in the text contained under the caption "Financial Review" on pages 21-27 of the Company's 1996 Annual Report and is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

  The information required by this item appears on pages 30-31 and pages 34-48 of the Company's 1996 Annual Report and is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

  Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

  The information relating to directors required by this item will be contained under the captions "Board of Directors", "Election of Directors" and "Continuing Directors" in a definitive Proxy Statement involving the election of directors which the registrant will file with the Securities and Exchange Commission not later than 120 days after September 30, 1996 (the "Proxy Statement"), and such information is incorporated herein by reference.

  The information relating to executive officers required by this item is included herein in Part I under the caption "Executive Officers of the Registrant".

  The information required pursuant to Item 405 of Regulation S-K will be contained under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement, and such information is incorporated herein by reference.

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

  (a)(1) FINANCIAL STATEMENTS

  The following consolidated financial statements of the Company included in the Company's 1996 Annual Report at the pages indicated in parentheses, are incorporated by reference in Item 8 hereof:

     Consolidated Statements of Income--Years ended September 30, 1996, 1995 and 1994 (page 34)

     Consolidated Balance Sheets--September 30, 1996 and 1995 (page 35)

     Consolidated Statements of Cash Flows--Years ended September 30, 1996, 1995 and 1994 (page 36)

     Notes to Consolidated Financial Statements (pages 37-48)

  (a)(2) FINANCIAL STATEMENT SCHEDULES

  The following consolidated financial statement schedule of the Company is included herein at the page indicated in parentheses:

  Schedule II--Valuation and Qualifying Accounts (page 11)

  All other schedules for which provision is made in the applicable accounting regulation of the Securities Exchange Act of 1934 are not required under the related instructions or are inapplicable, and therefore have been omitted.

  (a)(3) EXHIBITS

  See Exhibit Index on pages 12, 13 and 14 hereof for a list of all management contracts, compensatory plans and arrangements required by this item (Exhibit Nos. 10(a)(i) through 10(k)), and all other Exhibits filed or incorporated by reference as a part of this report.

  (b) REPORTS ON FORM 8-K

  During the three-month period ended September 30, 1996, the registrant filed no reports on Form 8-K.

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

                                          Becton, Dickinson and Company

                                                   /s/ John W. Galiardo
                                          By__________________________________
                                             JOHN W. GALIARDO VICE CHAIRMAN OF
                                               THE BOARD AND GENERAL COUNSEL

Dated: December 18, 1996

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW ON THE 18TH DAY OF DECEMBER, 1996 BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES INDICATED.

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

      /s/ Harry N. Beaty, M.D.                        Director
-------------------------------------
        HARRY N. BEATY, M.D.

      /s/ Henry P. Becton, Jr.                        Director
-------------------------------------
        HENRY P. BECTON, JR.

       /s/ Albert J. Costello                         Director
-------------------------------------
         ALBERT J. COSTELLO

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

  In our opinion, the financial statements listed in the accompanying index to financial statements (Item 14(a)) present fairly, in all material respects, the consolidated financial position of Becton, Dickinson and Company at September 30, 1996 and 1995, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 1996 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                        /s/ Ernst & Young LLP
                                                        -----------------------
                                                        Ernst & Young LLP

Hackensack, New Jersey
November 7, 1996

                         BECTON, DICKINSON AND COMPANY

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                 YEARS ENDED SEPTEMBER 30, 1996, 1995, AND 1994
                             (THOUSANDS OF DOLLARS)

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

               COL. a                 COL. b    COL. c     COL. d       COL. e
--------------------------------------------------------------------------------
                                               ADDITIONS
                                      BALANCE   CHARGED
                                        AT     TO COSTS               BALANCE AT
                                     BEGINNING    AND                   END OF
            DESCRIPTION              OF PERIOD EXPENSES  DEDUCTIONS     PERIOD
--------------------------------------------------------------------------------
1996
 Against trade receivables:
   For doubtful accounts............  $16,924   $ 6,209   $ 3,525(A)   $19,608
   For cash discounts...............    8,122    28,713    28,387        8,448
                                      -------   -------   -------      -------
       Total........................  $25,046   $34,922   $31,912      $28,056
                                      =======   =======   =======      =======
1995
 Against trade receivables:
   For doubtful accounts............  $13,937   $ 4,943   $ 1,956(A)   $16,924
   For cash discounts...............    8,221    27,295    27,394        8,122
                                      -------   -------   -------      -------
       Total........................  $22,158   $32,238   $29,350      $25,046
                                      =======   =======   =======      =======
1994
 Against trade receivables:
   For doubtful accounts............  $12,077   $ 5,323   $ 3,463(A)   $13,937
   For cash discounts...............    6,821    28,813    27,413        8,221
                                      -------   -------   -------      -------
       Total........................  $18,898   $34,136   $30,876      $22,158
                                      =======   =======   =======      =======

--------
(A) Accounts written off.

                                 EXHIBIT INDEX

   EXHIBIT
   NUMBER                  DESCRIPTION                          METHOD OF FILING
   -------                 -----------                          ----------------
  3(a)(i)     Restated Certificate of Incorporation, Incorporated by reference to Exhibit
               as amended January 22, 1990            3(a) to the registrant's Annual Re-
                                                      port on Form 10-K for the fiscal year
                                                      ended September 30, 1990
  3(a)(ii)    Amendment to the Restated Certificate  Incorporated by reference to Exhibit
               of Incorporation, as of August 5,      3(a) to the registrant's Quarterly
               1996                                   Report on Form 10-Q for the period
                                                      ended June 30, 1996
  3(b)        By-Laws, as amended May 30, 1989       Incorporated by reference to Exhibit
                                                      3(b) to the registrant's Annual Re-
                                                      port on Form 10-K for the fiscal year
                                                      ended September 30, 1989
  4(a)        Indenture, dated as of December 1,     Incorporated by reference to Exhibit 4
               1982, between the registrant and Man-  to Registration Statement No. 2-80707
               ufacturers Hanover Trust Company       on Form S-3 filed by the registrant
  4(b)        First Supplemental Indenture, dated as Incorporated by reference to Exhibit
               of May 15, 1986, between the regis-    4(b) to Registration Statement No.
               trant and Manufacturers Hanover Trust  33-5663 on Form S-3 filed by the reg-
               Company                                istrant
  4(c)        Second Supplemental Indenture, dated   Incorporated by reference to Exhibit
               as of January 10, 1995, between the    4(c) to Form 8-K filed by the regis-
               registrant and The Chase Manhattan     trant on January 12, 1995 (the regis-
               Bank (formerly known as Chemical       trant hereby agrees to furnish to the
               Bank, the successor by merger to Man-  Commission upon request a copy of any
               ufacturers Hanover Trust Company)      other instruments which define the
                                                      rights of holders of long-term debt
                                                      of the registrant)
  4(d)        Rights Agreement, dated as of November Incorporated by reference to Exhibit 1
               28, 1995, between the registrant and   to Form 8-K filed by the registrant
               First Chicago Trust Company of New     on December 14, 1995
               York, which includes as Exhibit A
               thereto, the Form of Right Certifi-
               cate
 10(a)(i)     Employment Agreement, dated June 18,   Incorporated by reference to Exhibit
               1986, between the registrant and       10(b)(i) to the registrant's Annual
               Clateo Castellini                      Report on Form 10-K for the fiscal
                                                      year ended September 30, 1986
 10(a)(ii)    Employment Agreement, dated June 18,   Incorporated by reference to Exhibit
               1986, between the registrant and John  10(b)(ii) to the registrant's Annual
               W. Galiardo                            Report on Form 10-K for the fiscal
                                                      year ended September 30, 1986
 10(a)(iii)   Employment Agreement, dated June 9,    Incorporated by reference to Exhibit
               1987, between the registrant and Wal-  10(b)(v) to the registrant's Annual
               ter M. Miller                          Report on Form 10-K for the fiscal
                                                      year ended September 30, 1989

  EXHIBIT
  NUMBER                  DESCRIPTION                          METHOD OF FILING
  -------                 -----------                          ----------------
  10(b)      Certified Resolution authorizing cer-  Incorporated by reference to Exhibit
              tain payments to certain corporate     10(k) to the registrant's Annual Re-
              officers in the event of a discharge,  port on Form 10-K for the fiscal year resignation due to removal from posi-  ended September 30, 1986 tion or a significant change in such
              officers' respective duties within
              two years after a change in control
              of the registrant
  10(c)      Form of Split Dollar Agreement and re- Incorporated by reference to Exhibit
              lated Collateral Assignment covering   10(e) to the registrant's Annual Re-
              the providing to corporate officers    port on Form 10-K for the fiscal year
              of a life insurance policy in an       ended September 30, 1987
              amount equal to two times base salary
              in lieu of full participation in the
              registrant's group life insurance
              program
  10(d)      Stock Award Plan, as amended and re-   Incorporated by reference to Exhibit
              stated effective February 11, 1992     10(d) to the registrant's Annual Re-
                                                     port on Form 10-K for the fiscal year
                                                     ended September 30, 1992
  10(e)      Executive Bonus Plans                  Incorporated by reference to Exhibit
                                                     10(e) to the registrant's Annual Re-
                                                     port on Form 10-K for the fiscal year
                                                     ended September 30, 1994
  10(f)      1982 Unqualified Stock Option Plan, as Incorporated by reference to Exhibit amended and restated February 8, 1994  10(g) to the registrant's Annual Re-
                                                     port on Form 10-K for the fiscal year
                                                     ended September 30, 1994
  10(g)(i)   Salary and Bonus Deferral Plan, as     Incorporated by reference to Exhibit 4
              amended and restated as of August 15,  to Registration Statement No. 333-
              1996                                   11885 on Form S-8 filed by the regis-
                                                     trant
  10(g)(ii)  1996 Directors' Deferral Plan          Incorporated by reference to Exhibit 4
                                                     to Registration Statement No. 333-
                                                     16091 on Form S-8 filed by the regis-
                                                     trant
  10(h)      1990 Stock Option Plan, as amended and Incorporated by reference to Exhibit
              restated February 8, 1994              10(i) to the registrant's Annual Re-
                                                     port on Form 10-K for the fiscal year
                                                     ended September 30, 1994
  10(i)      Retirement Benefit Restoration Plan    Incorporated by reference to Exhibit
              and related Benefit Restoration Plan   10(j) to the registrant's Annual Re-
              Trust                                  port on Form 10-K for the fiscal year
                                                     ended September 30, 1992
  10(j)(i)   1994 Restricted Stock Plan for Non-    Incorporated by reference to Exhibit A
              Employee Directors                     to the registrant's Proxy Statement
                                                     dated January 5, 1994
  10(j)(ii)  Amendment to the 1994 Restricted Stock Filed with this report
              Plan for Non-Employee Directors as of
              November 26, 1996
  10(k)      1995 Stock Option Plan                 Incorporated by reference to Exhibit A
                                                     to the registrant's Proxy Statement
                                                     dated December 29, 1994

EXHIBIT
NUMBER                DESCRIPTION                          METHOD OF FILING
-------               -----------                          ----------------
   11    Computation of Earnings Per Share              Filed with this report
   13    Portions of the registrant's Annual            Filed with this report
          Report to Shareholders for fiscal
          year 1996 (graphic material contained
          under the caption "Financial Review"
          is not included in the electronic
          filing of this report)
   21    Subsidiaries of the registrant                 Filed with this report
   23    Consent of independent auditors                Filed with this report
   27    Financial Data Schedule                        Filed with this report

 Copies of any Exhibits not accompanying this Form 10-K are available at a charge of 25 cents per page by contacting: Investor Relations, Becton, Dickinson and Company, 1 Becton Drive, Franklin Lakes, New Jersey 07417-1880, Phone: 1-800-284-6845.