Form 10-Q
period 1996-12-31
BECTON DICKINSON & CO
filed 1997-02-13
CIK 10795

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                December 31, 1996
                               -----------------------------------------------
                                                     OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_______________________ to _____________

Commission file number   1-4802
                       ----------

                         Becton, Dickinson and Company
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

          New Jersey                                  22-0760120
----------------------------------       -----------------------------------
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
  incorporation or organization)

            1 Becton Drive  Franklin Lakes, New Jersey  07417-1880
            ------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (201)847-6800
             ----------------------------------------------------
             (Registrant's telephone number, including area code)

                                      N/A
               ---------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange At of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X. No ____.
                                               -

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Class of Common Stock          Shares Outstanding as of January 31, 1997
     ---------------------          -----------------------------------------
     Common stock, par value $1.00            122,957,853

                         PART I - FINANCIAL INFORMATION
                         ------------------------------


Item 1.  Financial Statements.
         ---------------------

         Condensed Consolidated Balance Sheets at December 31, 1996 and September 30, 1996

         Condensed Consolidated Statements of Income for the three months ended December 31, 1996 and 1995

         Condensed Consolidated Statements of Cash Flows for the three months ended December 31, 1996 and 1995

         Notes to Condensed Consolidated Financial Statements

                               ITEM 1. FINANCIAL STATEMENTS
                              BECTON, DICKINSON AND COMPANY
                          CONDENSED CONSOLIDATED BALANCE SHEETS
                                   Thousands of Dollars

                                                            December 31,       September 30,
Assets                                                        1996                1996
------                                                      ----------          ----------
                                                            (Unaudited)
Current Assets:
   Cash and equivalents                                    $  152,677          $   135,151
   Short-term investments                                      17,773               29,949
   Trade receivables, net                                     508,383              580,313
   Inventories (Note 2):
      Materials                                                89,198               91,154
      Work in process                                          63,268               66,005
      Finished products                                       251,077              245,323
                                                            ---------            ---------
                                                              403,543              402,482
   Prepaid expenses, deferred taxes and other                 141,372              128,946
                                                            ---------            ---------
      Total Current Assets                                  1,223,748            1,276,841

Investments in Marketable Securities                           23,800               23,800

Property, plant and equipment                               2,482,706            2,462,235
  Less allowances for depreciation and amortization         1,248,622            1,218,087
                                                            ---------            ---------
                                                            1,234,084            1,244,148
Intangibles, Net
   Patents and other                                           82,290               81,992
   Goodwill                                                    86,419               93,873

Other                                                         171,777              169,098
                                                            ---------            ---------

      Total Assets                                        $ 2,822,118          $ 2,889,752
                                                            =========            =========

Liabilities and Shareholders' Equity

Current Liabilities:
   Short-term debt                                        $   161,487          $   227,424
   Payables and accrued expenses                              514,700              538,698

                                                            ---------            ---------
      Total Current Liabilities                               676,187              766,122

Long-Term Debt                                                468,249              468,223

Long-Term Employee Benefit Obligations                        302,730              295,122

Deferred Income Taxes and Other                                38,946               35,102

Commitments and Contingencies                                       0                    0

Shareholders' Equity:
   Preferred stock                                             52,493               52,927
   Common stock                                               169,424              170,484
   Capital in excess of par value                              61,711               58,378
   Cumulative currency translation adjustments                 (5,171)             (14,959)
   Retained earnings                                        2,159,040            2,160,279
   Unearned ESOP compensation                                 (32,778)             (32,787)
   Shares in treasury - at cost                            (1,068,713)          (1,069,139)
                                                            ---------            ---------
      Total Shareholders' Equity                            1,336,006            1,325,183
                                                            ---------            ---------

      Total Liabilities and Shareholders' Equity          $ 2,822,118          $ 2,889,752
                                                            =========            =========

                 See notes to condensed consolidated financial statements

                         BECTON, DICKINSON AND COMPANY
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  Thousands of Dollars, Except Per Share Data
                                  (Unaudited)

                                               Three Months Ended
                                                   December 31,
                                               --------------------
                                                 1996        1995
                                               --------   ---------

REVENUES                                      $ 655,799   $ 639,935

Cost of products sold                           343,132     348,746
Selling and administrative                      186,530     181,909
Research and development                         39,656      37,334
                                                -------     -------
TOTAL OPERATING COSTS AND EXPENSES              569,318     567,989
                                                -------     -------

OPERATING INCOME                                 86,481      71,946

Interest expense, net                            (9,447)     (9,287)
Other income (expense), net                       4,808        (823)
                                                -------     -------

INCOME BEFORE INCOME TAXES                       81,842      61,836

Income tax provision                             23,734      17,314
                                                -------     -------

NET INCOME                                    $  58,108   $  44,522
                                                =======     =======



EARNINGS PER SHARE                            $     .44   $     .32
                                                =======     =======


DIVIDENDS PER SHARE                           $     .13   $    .115
                                                =======     =======

Average common and common
    equivalent shares outstanding               129,365     134,686
                                                =======     =======


           See notes to condensed consolidated financial statements

                                  BECTON, DICKINSON AND COMPANY
                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   Thousands of Dollars
                                       (UNAUDITED)

                                                                  Three Months Ended
                                                                     December 31,
                                                            -------------------------------
                                                              1996                 1995
                                                            ----------           ----------
Operating Activities:

  Net income                                              $    58,108          $    44,522
  Adjustments to net income to derive net cash
    provided by operating activities:
      Depreciation and amortization                            49,659               51,035
      Change in working capital                                 9,926              (14,695)
      Other, net                                               21,297                7,981

                                                            ----------           ----------
      Net cash provided by operating activities               138,990               88,843
                                                            ----------           ----------

Investing Activities:

  Capital expenditures                                        (30,775)             (30,643)
  Acquisitions of businesses                                        0              (10,418)
  Proceeds from divestitures of businesses                     20,860                    0
  Change in investments, net                                   12,185                7,891
  Other, net                                                  (12,849)               5,379
                                                            ----------           ----------
      Net cash used for investing activities                  (10,579)             (27,791)
                                                            ----------           ----------

Financing Activities:

  Change in short-term debt                                   (64,272)              17,717
  Proceeds of long-term debt                                   97,838                    0
  Payments of long-term debt                                 (101,071)              (1,604)
  Issuance of common stock                                      3,554                5,020
  Repurchase of common stock                                  (44,994)             (79,852)
  Dividends paid                                                 (858)                (881)
                                                            ----------           ----------
      Net cash used for financing activities                 (109,803)             (59,600)
                                                            ----------           ----------

Effect of exchange rate changes on cash and equivalents        (1,082)                (753)
                                                            ----------           ----------
      Net increase in cash and equivalents                     17,526                  699

Opening Cash and Equivalents                                  135,151              198,506
                                                            ==========           ==========
Closing Cash and Equivalents                              $   152,677          $   199,205
                                                            ==========           ==========

                 See notes to condensed consolidated financial statements

                         BECTON, DICKINSON AND COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1996

Note 1 - Basis of Presentation
------------------------------

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, in the opinion of the management of the Company, include all adjustments, which are of a normal recurring nature, necessary for a fair presentation of financial position and the results of operations and cash flows for the periods presented. However, the financial statements do not include all information and footnotes required for a presentation in accordance with generally accepted accounting principles. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included or incorporated by reference in the Company's 1996 Annual Report on Form 10-K. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year.

Note 2 - Inventory Valuation
----------------------------

An actual valuation of inventory under the LIFO method can be made only at the end of each fiscal year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on management's estimates of expected year-end inventory levels and costs.

Note 3 - Debt Issuance
----------------------

In October 1996, the Company issued $100 million of 6.90% Notes which mature on October 1, 2006. The effective interest rate of the notes was 7.34%. Interest on the notes is payable on April 1 and October 1 of each year, commencing with April 1, 1997. The notes are not redeemable prior to maturity and will not be entitled to any sinking fund. The Company used the net proceeds to repay a portion of its outstanding commercial paper.

ITEM 2.                   MANAGEMENT'S DISCUSSION AND
                  ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                 OF OPERATIONS
                  -------------------------------------------

Results of Operations
---------------------

First quarter revenues of $656 million exceeded prior year revenues by 3%. Reported revenue growth for the quarter was unfavorably impacted by the effect of a stronger dollar versus the prior year which reduced revenues by an estimated $11 million, and the absence of approximately $27 million of revenues associated with divested businesses, all of which occurred in the Medical Supplies and Devices segment. Adjusting for the effects of these items, revenue growth would have been approximately 9%. Medical Supplies and Devices segment revenues of $348 million were slightly higher than last year. Adjusting for the absence of sales related to divested businesses, and the estimated unfavorable effect of foreign currency translation, Medical Supplies and Devices segment revenues would have increased approximately 11%. Diagnostic Systems segment revenues of $308 million increased 5%, or 7% after excluding the estimated unfavorable impact of foreign currency translation.

Domestic Medical segment revenues of $171 million decreased 2%. Excluding the unfavorable impact from the absence of sales of divested businesses, Domestic Medical segment revenues increased approximately 9%. International Medical segment revenues of $178 million increased 3%, or 12%, adjusting for both the estimated unfavorable impact of foreign currency translation and the absence of sales of divested businesses. Good growth rates were experienced worldwide by both the injection systems and infusion therapy businesses which continue to benefit from the conversion to safety products. Strong international sales growth also continued in the pharmaceutical systems business.

Domestic Diagnostic segment revenues of $160 million increased 4%. Diagnostic segment revenue growth continues to be unfavorably impacted by U.S. cost containment initiatives in the infectious disease diagnostics business. International Diagnostic segment revenues of $147 million increased 6%, or 10% after excluding the estimated unfavorable effect of foreign currency translation. Strong sales growth was achieved worldwide in the sample collection and flow cytometry businesses.

The gross profit margin of 47.7% improved more than two percentage points over last year's first quarter rate of 45.5%. The improvement reflects a more profitable mix of products sold, including the absence of lower margins on divested businesses as well as continuing productivity improvements. Selling and administrative expense of $187 million was 28.4% of revenues which was the same as last year's first quarter ratio. Investment of $40 million in research and development increased 6% over last year's first quarter expenditures, reflecting the acceleration of investment in strategic areas of the Company's core businesses.

Operating income of $86 million increased 20% from last year's first quarter amount of $72 million. The improvement in the operating margin from 11.2% to 13.2% primarily reflects the improved gross profit margin.

Net interest expense of $9 million was about the same as last year's first quarter amount. Other income (expense), net was $6 million favorable to last year's first quarter amount primarily due to a $4 million gain on the sale of the infusion pump business in the first quarter of this year. The first quarter income tax rate was 29.0%, compared with last year's first quarter rate of 28.0%, reflecting the forecasted mix in income among tax jurisdictions.

Net income was $58 million compared with $45 million last year, an increase of 31%. Earnings per share of $.44 increased 38% over last year's $.32. Strong growth in operating income as well as a continuation of the Company's share repurchase program contributed to this favorable earnings per share growth.

Financial Condition
-------------------

During the first quarter of 1997, cash provided by operations was $139 million, compared with $89 million during the first quarter of last year principally due to improvement in net income and lower working capital requirements. Capital expenditures for the quarter of $31 million were about the same as last year. For the full year, capital expenditures are expected to be slightly higher than last year's full year amount of $146 million. In the first quarter, the Company also collected $21 million in proceeds from the sale of the European infusion pump business.

In the first quarter of 1997, the Company issued $100 million of 6.90% Notes (see Note 3 to Condensed Consolidated Financial Statements), the proceeds of which were used to repay a portion of the Company's outstanding commercial paper, which had been classified as long-term debt at September 30, 1996. The percentage of debt to capitalization (wherein capitalization is defined as the sum of shareholders' equity, net non-current deferred income tax liabilities, and debt) was 31.9%, compared with 36.5% a year ago.

Also in the first quarter of 1997, the Company entered into a $500 million five year revolving credit facility with a group of banks. Restrictive covenants
under this agreement include a minimum tangible net worth level.    Because of
its strong credit ratings, the Company believes it has the capacity to arrange significant additional borrowings should the need arise.

During the first quarter of 1997, the Company repurchased 1.1 million shares of its common stock for a total expenditure of $45 million. At December 31, 1996, authorization from the Board of Directors remained outstanding to acquire an additional 13.7 million shares.

At its November 1996 meeting, the Board of Directors increased the Company's quarterly dividend from $.115 to $.13 per common share.

The Company has operations in Mexico which represented approximately $88 million of the Company's $2.8 billion revenues in fiscal 1996. As a result of the three year cumulative inflation rate for Mexico exceeding 100%, effective January 1, 1997, the Company will consider its Mexican business to be operating in a highly inflationary economy in accordance with Statement of Financial Accounting Standards No. 52, Foreign Currency Translation and, accordingly, translation gains and losses will be included in the determination of net income. The results of this change are not expected to have a material impact on the Company's results of operations or financial condition.

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

         a)  Exhibits

             11 - Computation of Earnings Per Share.
             27 - Financial Data Schedule

         b)  Reports on Form 8-K

             The following reports on Form 8-K were filed by the registrant with the Securities and Exchange Commission:

             (i) Form 8-K dated October 7, 1996 reported Item 7 in connection with the registrant's anticipated offering of up to $100 million principal amount of notes pursuant to a Prospectus Supplement dated October 8, 1996 under the registrant's Registration Statement on Form S-3 (Registration No. 33-47957). The registrant filed the following exhibits on Form 8-K:

                   12 - Calculation of Ratio of Earnings to Fixed Charges.

            (ii) Form 8-K dated October 15, 1996 reported Item 7 in connection with the registrant's sale of $100 million principal amount of notes pursuant to a Prospectus Supplement dated October 8, 1996 under the Registrant's Registration Statement on Form S-3 (Registration No. 33-47957). The registrant filed the following exhibits on Form 8-K:

                   1     - Pricing Agreement dated October 8, 1996 between the
                           Registrant and Goldman, Sachs & Co.

                   4(d)  - Form of Definitive Global 6.90% Note Due October 1,
                           2006.

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


                                          Becton, Dickinson and Company
                                          -----------------------------
                                          (Registrant)

Date     February 13, 1997
         --------------------


                                              /s/ Edward J. Ludwig
                                          ----------------------------
                                                Edward J. Ludwig
                                         Senior Vice President - Finance
                                         and Chief Financial Officer
                                            (Principal Financial and
                                             Accounting Officer)

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