Form 10-Q
period 1997-04-30
BECTON DICKINSON & CO
filed 1997-05-15
CIK 10795

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           March 31, 1997
                                ------------------------------------
                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to
                              -------------------    -----------------------
Commission file number    1-4802
                        -----------------------------------------------

                         Becton, Dickinson and Company
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

          New Jersey                                   22-0760120
----------------------------------          ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
  incorporation or organization)

             1 Becton Drive Franklin Lakes, New Jersey 07417-1880
             ----------------------------------------------------
                   (Address of principal executive offices)
                                  (Zip Code)

                                 (201)847-6800
             ----------------------------------------------------
              (Registrant's telephone number, including area code)

                                      N/A
             ----------------------------------------------------
             (Former name, former address and former fiscal year,
                         if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X. No ____.
                                               --

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Class of Common Stock          Shares Outstanding as of April 30, 1997
     ---------------------          ---------------------------------------
Common stock, par value $1.00                       122,081,475

                         PART I - FINANCIAL INFORMATION
                         ------------------------------


Item 1.  Financial Statements.
         ---------------------

     Condensed Consolidated Balance Sheets at March 31, 1997 and September 30, 1996

     Condensed Consolidated Statements of Income for the three and six months ended March 31, 1997 and 1996

     Condensed Consolidated Statements of Cash Flows for the six months ended March 31, 1997 and 1996

     Notes to Condensed Consolidated Financial Statements

                         ITEM 1. FINANCIAL STATEMENTS
                         BECTON, DICKINSON AND COMPANY
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             Thousands of Dollars

                                                                       March 31,          September 30,
Assets                                                                   1997                 1996
------                                                               -------------        -------------
                                                                      (Unaudited)
Current Assets:
   Cash and equivalents                                              $     151,283        $     135,151
   Short-term investments                                                   17,549               29,949
   Trade receivables, net                                                  533,096              580,313
   Inventories (Note 2):
     Materials                                                              87,696               91,154
     Work in process                                                        65,863               66,005
     Finished products                                                     249,194              245,323
                                                                     -------------        -------------
                                                                           402,753              402,482
   Prepaid expenses, deferred taxes and other                              130,346              128,946
                                                                     -------------        -------------
     Total Current Assets                                                1,235,027            1,276,841

Investments in Marketable Securities                                        23,800               23,800

Property, plant and equipment                                            2,465,744            2,462,235
   Less allowances for depreciation and amortization                     1,256,502            1,218,087
                                                                     -------------        -------------
                                                                         1,209,242            1,244,148
Intangibles, Net
   Patents and other                                                        80,936               81,992
   Goodwill                                                                 83,123               93,873

Other                                                                      161,106              169,098
                                                                     -------------        -------------

     Total Assets                                                    $   2,793,234        $   2,889,752
                                                                     =============        =============

Liabilities and Shareholders' Equity
------------------------------------

Current Liabilities:
   Short-term debt                                                   $     201,644        $     227,424
   Payables and accrued expenses                                           456,714              538,698
                                                                     -------------        -------------
     Total Current Liabilities                                             658,358              766,122

Long-Term Debt                                                             466,378              468,223

Long-Term Employee Benefit Obligations                                     308,291              295,122

Deferred Income Taxes and Other                                             42,412               35,102

Commitments and Contingencies                                                  ---                  ---

Shareholders' Equity:
   Preferred stock                                                          51,955               52,927
   Common stock                                                            168,121              170,484
   Capital in excess of par value                                           73,315               58,378
   Cumulative currency translation adjustments                             (48,459)             (14,959)
   Retained earnings                                                     2,163,935            2,160,279
   Unearned ESOP compensation                                              (32,733)             (32,787)
   Shares in treasury - at cost                                         (1,058,339)          (1,069,139)
                                                                     -------------        -------------
     Total Shareholders' Equity                                          1,317,795            1,325,183
                                                                     -------------        -------------

     Total Liabilities and Shareholders' Equity                      $   2,793,234        $   2,889,752
                                                                     =============        =============


           See notes to condensed consolidated financial statements

                         BECTON, DICKINSON AND COMPANY
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  Thousands of Dollars, Except Per Share Data
                                  (Unaudited)

                                                Three Months Ended                         Six Months Ended
                                                     March 31,                                  March 31,
                                       ----------------------------------      ----------------------------------------
                                                1997              1996                    1997                 1996
                                       ----------------   ---------------      -------------------   ------------------
REVENUES                                       $699,207          $705,725               $1,355,006           $1,345,660

Cost of products sold                           352,674           368,709                  695,806              717,455
Selling and administrative                      185,454           185,901                  371,984              367,810
Research and development                         39,411            38,323                   79,067               75,657
                                       ----------------   ---------------      -------------------   ------------------
TOTAL OPERATING COSTS AND EXPENSES              577,539           592,933                1,146,857            1,160,922
                                       ----------------   ---------------      -------------------   ------------------

OPERATING INCOME                                121,668           112,792                  208,149              184,738

Interest expense, net                            (8,563)           (9,698)                 (18,010)             (18,985)
Other income (expense), net                       3,333               781                    8,141                  (42)
                                       ----------------   ---------------      -------------------   ------------------
INCOME BEFORE INCOME TAXES                      116,438           103,875                  198,280              165,711

Income tax provision                             33,767            29,085                   57,501               46,399
                                       ----------------   ---------------      -------------------   ------------------
NET INCOME                                     $ 82,671          $ 74,790                 $140,779             $119,312
                                       ================   ===============      ===================   ==================

EARNINGS PER SHARE                             $    .63          $    .55                 $   1.07             $    .87
                                       ================   ===============      ===================   ==================
DIVIDENDS PER SHARE                            $    .13          $   .115                 $    .26             $    .23
                                       ================   ===============      ===================   ==================

Average common and common
 equivalent shares outstanding                  129,938           134,646                  129,390              134,534
                                       ================   ===============      ===================   ==================

           See notes to condensed consolidated financial statements

                         BECTON, DICKINSON AND COMPANY
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             Thousands of Dollars
                                  (UNAUDITED)


                                                       Six Months Ended
                                                             March 31,
                                                 --------------------------------
                                                       1997                1996
                                                 ---------------------------------
Operating Activities:
  Net income                                       $  140,779          $  119,312
  Adjustments to net income to derive net cash
    provided by operating activities:

      Depreciation and amortization                   101,060             101,811
      Change in working capital                       (46,095)            (55,483)
      Other, net                                       13,568              13,580
                                                   ----------          ----------
      Net cash provided by operating activities       209,312             179,220
                                                   ----------          ----------
Investing Activities:

  Capital expenditures                                (62,627)            (61,530)
  Acquisitions of businesses                                -             (10,418)
  Proceeds from divestitures of businesses             20,860              29,667
  Change in investments, net                           21,112               1,490
  Other, net                                          (19,315)              2,233
                                                   ----------          ----------
      Net cash used for investing activities          (39,970)            (38,558)
                                                   ----------          ----------
Financing Activities:

  Change in short-term debt                           (20,744)             (7,043)
  Proceeds of long-term debt                           97,838                   -
  Payments of long-term debt                         (102,079)             (2,056)
  Issuance of common stock                             19,810              18,964
  Repurchase of common stock                         (107,875)           (159,952)
  Dividends paid                                      (33,894)            (31,200)
                                                   ----------          ----------
      Net cash used for financing activities         (146,944)           (181,287)
                                                   ----------          ----------

Effect of exchange rate changes on cash and
equivalents                                            (6,266)             (1,237)
                                                   ----------          ----------
Net increase (decrease) in cash and
equivalents                                            16,132             (41,862)

Opening Cash and Equivalents                          135,151             198,506
                                                   ----------          ----------
Closing Cash and Equivalents                       $  151,283          $  156,644
                                                   ==========          ==========


           See notes to condensed consolidated financial statements

                         BECTON, DICKINSON AND COMPANY
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 31, 1997

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

    ITEM 2.          MANAGEMENT'S DISCUSSION AND
                  ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                 OF OPERATIONS
                  --------------------------------------------


Results of Operations
---------------------

Second Quarter 1997 vs. Second Quarter 1996
-------------------------------------------

Second quarter reported revenues of $699 million were slightly below last year's reported revenues of $706 million. Reported revenues for the quarter were unfavorably impacted by the effect of a stronger dollar versus the prior year, which reduced revenues by an estimated $20 million, and the absence of approximately $16 million of revenues included in the prior year second quarter associated with divested businesses, all of which related to the Medical Supplies and Devices segment. Adjusting for the effects of these items, revenues would have increased approximately 4%.

Medical Supplies and Devices segment revenues of $376 million were slightly below last year's revenues of $379 million. Adjusting for the absence of sales related to divested businesses and the estimated unfavorable effect of foreign currency translation, Medical Supplies and Devices segment revenues would have increased approximately 5%. Diagnostic Systems segment revenues were $323 million compared with last year's revenues of $326 million and would have increased 3% after adjusting for the estimated unfavorable impact of foreign currency translation.

Domestic Medical segment revenues of $194 million were about the same as last year. Adjusting for the unfavorable impact from the absence of sales of divested businesses, Domestic Medical segment revenues increased approximately 4%. International Medical segment revenues of $182 million decreased 2%, but would have increased 7% after adjusting for both the estimated unfavorable impact of foreign currency translation and the absence of sales of divested businesses. Good growth rates were experienced worldwide by both the injection systems and infusion therapy businesses.

Domestic Diagnostic segment revenues of $167 million decreased 1%. Diagnostic segment revenue growth continues to be unfavorably impacted by U.S. cost containment initiatives in the infectious disease diagnostics business. International Diagnostic segment revenues of $156 million were about the same as last year but would have increased approximately 7% after excluding the estimated unfavorable effect of foreign currency translation. Good growth rates were achieved in the sample collection and flow cytometry businesses.

The gross profit margin of 49.6% improved almost two percentage points over last year's second quarter rate of 47.8%. The improvement reflects a more profitable mix of products sold as well as continuing productivity improvements. Selling and administrative expense of $185 million was 26.5% of revenues which was slightly higher than last year's second quarter ratio of 26.3%. Investment of $39 million in research and development increased 3% over last year's second quarter expenditures, reflecting the continued investment in strategic areas of the Company's businesses.



Operating income of $122 million increased 8% from last year's second quarter amount of $113 million. The improvement in the operating margin from 16.0% to 17.4% primarily reflects the improved gross profit margin.

Net interest expense of $9 million was $1 million lower than last year's second quarter amount due to a reduction in overall debt levels resulting from strong cash flows. Other income (expense), net was $3 million favorable to last year's second quarter amount primarily due to a $6 million gain on the sale of an equity investment in the current quarter. The second quarter income tax rate was 29.0%, compared with last year's second quarter rate of 28.0%, reflecting a less favorable forecasted mix in income among tax jurisdictions.

Net income was $83 million compared with $75 million last year, an increase of 11%. Earnings per share of $.63 increased 15% over last year's $.55. Strong growth in operating income as well as a continuation of the Company's share repurchase program contributed to this favorable earnings per share growth.

Six Months 1997 vs. Six Months 1996
-----------------------------------

Reported revenues of $1.355 billion were 1% higher than last year's reported revenues of $1.346 billion. After adjusting for the estimated unfavorable effect of foreign currency translation and the absence of sales associated with divested businesses, revenues would have increased approximately 6%. Medical Supplies and Devices segment revenues were $724 million compared with last year's reported revenues of $726 million. After adjusting for the absence of sales associated with divested businesses and the unfavorable effect of foreign currency translation, Medical Supplies and Devices segment revenues would have grown 8%. Diagnostic Systems segment revenues of $631 million increased 2%, or 5% after adjusting for the estimated unfavorable impact of foreign currency translation. Domestic revenues increased $2 million despite the effect of the divestitures mentioned above. International revenues of $663 million increased 1%, or 6% after excluding the estimated impact of foreign currency translation.

The gross profit margin of 48.6% was almost two percentage points higher than last year's rate of 46.7%, reflecting a more profitable mix of products sold and productivity improvements. Selling and administrative expense was 27.5% of revenues, slightly higher than last year's rate of 27.3%. Investment of $79 million in research and development expense was 5% higher than last year's investment. As a percent of revenues, research and development expense was 5.8%, higher than last year's rate of 5.6%. The reasons for these changes are consistent with those previously discussed in the Second Quarter Results of Operations.

Operating income of $208 million increased $23 million over last year. As a percent of revenues, operating income was 15.4% compared with last year's rate of 13.7% resulting primarily from the improved gross profit margin.

Other income (expense), net was $8 million favorable compared with last year, principally due to a $4 million gain on the sale of the infusion pump business in the first quarter of 1997, in addition to the reasons discussed in the Second Quarter Results of Operations.

The income tax rate of 29.0%, compared with last year's rate of 28.0% reflects a less favorable forecasted mix in income among tax jurisdictions.

Financial Condition
-------------------

During the first six months of 1997, cash provided by operations was $209 million, compared with $179 million during the first six months of last year principally due to improvement in net income and lower working capital requirements. Capital expenditures for the first six months of 1997 were $63 million which was about the same as last year. For the full year, capital expenditures are expected to be slightly higher than last year's full year amount of $146 million. The Company also received $21 million in proceeds from the sale of the infusion pump business and $9 million in proceeds from the sale of an equity investment.

During the first six months of 1997, total debt declined $28 million. The percentage of debt to capitalization (wherein capitalization is defined as the sum of shareholders' equity, net non-current deferred income tax liabilities, and debt) was 33.4%, compared with 36.0% a year ago. Because of its strong credit ratings, the Company believes it has the capacity to arrange significant additional borrowings should the need arise.

During the first six months of 1997, the Company repurchased 2.4 million shares of its common stock for a total expenditure of $108 million. At March 31, 1997, authorization from the Board of Directors remained outstanding to acquire an additional 12.4 million shares.

In March 1997, the Company signed a definitive agreement to purchase Difco Laboratories Incorporated, a Michigan-based manufacturer of microbiology media and supplies with estimated annual revenues of $82 million. The Company has received government approval for the transaction, which is expected to be completed during the third quarter of fiscal 1997. In April 1997, the Company also signed a definitive agreement to acquire PharMingen, a California-based manufacturer of products for biomedical research with estimated annual revenues of $30 million. Upon receipt of government approval, the Company expects to complete the transaction later in fiscal 1997.

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share." This Statement specifies the computation, presentation and disclosure requirements for earnings per share for entities with publicly held common stock or potential common stock. The Company is required to adopt the provisions of SFAS No. 128 for the quarter ended December 31, 1997. The principal difference between the provisions of SFAS No. 128 and previous authoritative pronouncements is related to the exclusion of common stock equivalents in the determination of Basic Earnings Per Share and the market price at which common stock equivalents are calculated in the determination of Diluted Earnings Per Share. In accordance with the provisions of SFAS No. 128, earnings per share for the three and six months ended March 31, 1997 and 1996 are presented in the table below:



                      Three Months Ended  Six Months Ended
                           March 31,          March 31,
                      ------------------  ----------------
Earnings Per Share      1997      1996      1997     1996
--------------------  --------  --------  --------  ------

          Basic          $ .67     $ .58     $1.13   $ .92

          Diluted        $ .62     $ .54     $1.06   $ .86


                          PART II - OTHER INFORMATION
                          ---------------------------


Item 4.   Submission of Matters to a Vote of Security Holders.
          ----------------------------------------------------

          a.) The Annual Meeting of Shareholders of the Company was held on February 11, 1997.

          c.) i.) A management proposal for the election of five directors for the terms indicated below was voted upon as follows:


                 Nominee               Term     Votes For   Votes Withheld
                 -------------        -------  -----------  --------------

                 Albert J. Costello    2 Years  106,417,953         984,174
                 Harry N. Beaty        3 Years  106,429,543         972,584
                 Clateo Castellini     3 Years  106,390,246       1,011,881
                 John W. Galiardo      3 Years  106,402,871         999,256
                 Frank A. Olson        3 Years  106,407,889         994,228


                 ii.) A management proposal to approve the selection of Ernst & Young, LLP as independent auditors for the fiscal year 1997 was voted upon. 106,995,031 shares were voted for the proposal, 183,861 shares were voted against and 223,235 shares abstained.

                 iii.) A shareholder proposal requesting the Board of Directors to take the necessary steps to provide for cumulative voting in the election of directors was voted upon. 27,088,965 shares were voted for the proposal, 61,477,389 shares were voted against and 8,623,737 shares abstained.

                 iv.) A shareholder proposal requesting the Board of Directors to provide a report on the Company's Mexican operations was voted upon. 7,424,674 shares were voted for the proposal, 80,974,700 shares were voted against and 8,786,916 shares abstained.

Item 6.   Exhibits and Reports on Form 8-K.
          ---------------------------------

         a)  Exhibits

             11 - Computation of Earnings Per Share.
             27 - Financial Data Schedule

         b)  Reports on Form 8-K

             There were no reports on Form 8-K filed for the quarter ended March 31, 1997.

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


                                              Becton, Dickinson and Company
                                              -----------------------------
                                              (Registrant)

Date     May 15, 1997
         ---------------



                                               /s/ Edward J. Ludwig
                                         ----------------------------------
                                                 Edward J. Ludwig
                                      Senior Vice President - Finance and Chief
                                     Financial Officer (Principal Financial and
                                                 Accounting Officer)

                                 EXHIBIT INDEX
                                 -------------



Exhibit                                                      Method of
Number         Description                                     Filing
------         -----------                                 --------------

 11            Computation of Earnings                      Filed with
               Per Share                                    this report


 27            Financial Data Schedule                      Filed with
                                                            this report