Form 10-Q
period 1997-06-30
BECTON DICKINSON & CO
filed 1997-08-08
CIK 10795

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                  June 30, 1997
                               -----------------------------------------------
                                                     OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to
                               -----------------   ---------------------------

Commission file number  1-4802
                      -----------

                         Becton, Dickinson and Company
                    ---------------------------------------
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

                                 (201)847-6800
--------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

                                      N/A
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes X.  No     .
                                               -      ----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Class of Common Stock              Shares Outstanding as of July 31, 1997
     ---------------------              --------------------------------------
     Common stock, par value $1.00                122,169,158

                         PART I - FINANCIAL INFORMATION
                         ------------------------------


Item 1.  Financial Statements.
         ---------------------

     Condensed Consolidated Balance Sheets at June 30, 1997 and September 30,
     1996

     Condensed Consolidated Statements of Income for the three and nine months ended June 30, 1997 and 1996

     Condensed Consolidated Statements of Cash Flows for the nine months ended June 30, 1997 and 1996

     Notes to Condensed Consolidated Financial Statements

                         ITEM 1. FINANCIAL STATEMENTS
                         BECTON, DICKINSON AND COMPANY
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             Thousands of Dollars

                                                               June 30,            September 30
Assets                                                           1997                  1996
------                                                      -------------          ------------
                                                              (Unaudited)
Current Assets:
   Cash and equivalents                                     $     121,002          $    135,151
   Short-term investments                                          24,796                29,949
   Trade receivables, net                                         580,214               580,313
   Inventories (Note 2):
      Materials                                                    93,378                91,154
      Work in process                                              82,963                66,005
      Finished products                                           268,382               245,323
                                                            -------------          ------------
                                                                  444,723               402,482
   Prepaid expenses, deferred taxes and other                     137,253               128,946
                                                            -------------          ------------
      Total Current Assets                                      1,307,988             1,276,841

Investments in Marketable Securities                                9,300                23,800

Property, plant and equipment                                   2,529,726             2,462,235
  Less allowances for depreciation and amortization             1,285,439             1,218,087
                                                            -------------          ------------
                                                                1,244,287             1,244,148
Intangibles, Net
   Patents and other                                              121,496                81,992
   Goodwill                                                       181,002                93,873

Other                                                             173,910               169,098
                                                            -------------          ------------
      Total Assets                                          $   3,037,983          $  2,889,752
                                                            =============          ============

Liabilities and Shareholders' Equity
------------------------------------
Current Liabilities:
   Short-term debt                                          $     355,029          $    227,424
   Payables and accrued expenses                                  494,245               538,698
                                                            -------------          ------------
      Total Current Liabilities                                   849,274               766,122

Long-Term Debt                                                    472,937               468,223

Long-Term Employee Benefit Obligations                            306,957               295,122

Deferred Income Taxes and Other                                    66,536                35,102

Commitments and Contingencies                                           -                     -

Shareholders' Equity:
   Preferred stock                                                 51,550                52,927
   Common stock                                                   167,455               170,484
   Capital in excess of par value                                  78,923                58,378
   Cumulative currency translation adjustments                    (57,963)              (14,959)
   Retained earnings                                            2,187,295             2,160,279
   Unearned ESOP compensation                                     (32,688)              (32,787)
   Shares in treasury - at cost                                (1,052,293)           (1,069,139)
                                                            -------------          ------------
      Total Shareholders' Equity                                1,342,279             1,325,183
                                                            -------------          ------------
      Total Liabilities and Shareholders' Equity            $   3,037,983          $  2,889,752
                                                            =============          ============

           See notes to condensed consolidated financial statements

                         BECTON, DICKINSON AND COMPANY
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  Thousands of Dollars, Except Per Share Data
                                  (Unaudited)

                                                   Three Months Ended                 Nine Months Ended
                                                         June 30,                          June 30,
                                              ----------------------------         -----------------------------
                                                    1997           1996                1997              1996
                                              -------------    -----------         ----------         ----------
REVENUES                                        $  706,539    $   692,945       $   2,061,545       $  2,038,605

Cost of products sold                              352,745        351,851           1,048,551          1,069,306
Selling and administrative                         191,106        182,956             563,090            550,766
Research and development                            57,551         38,091             136,618            113,748
                                                 ---------      ---------         -----------          ---------
TOTAL OPERATING COSTS AND EXPENSES                 601,402        572,898           1,748,259          1,733,820
                                                 ---------      ---------         -----------          ---------

OPERATING INCOME                                   105,137        120,047             313,286            304,785

Interest expense, net                              (10,116)        (9,773)            (28,126)           (28,758)
Other income (expense), net                          3,779         (3,098)             11,920             (3,140)
                                                 ---------      ---------         -----------          ---------

INCOME BEFORE INCOME TAXES                          98,800        107,176             297,080            272,887

Income tax provision                                28,652         30,009              86,153             76,408
                                                 ---------      ---------         -----------          ---------

NET INCOME                                     $    70,148    $    77,167          $  210,927       $    196,479
                                                 =========      =========          ==========          =========

EARNINGS PER SHARE                             $       .54    $       .58          $     1.61       $       1.45
                                                 =========      =========          ==========          =========

DIVIDENDS PER SHARE                            $       .13    $      .115          $      .39       $       .345
                                                  =========     =========          ==========          =========

Average common and common
 equivalent shares outstanding                     129,059        131,826             129,073            133,658
                                                  =========     =========          ==========          =========

           See notes to condensed consolidated financial statements

                         BECTON, DICKINSON AND COMPANY
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             Thousands of Dollars
                                  (UNAUDITED)

                                                                   Nine Months Ended
                                                                        June 30,
                                                            ------------------------------
                                                                1997                1996
                                                            ----------          ----------
Operating Activities:

  Net income                                                $  210,927          $  196,479
  Adjustments to net income to derive net cash
    provided by operating activities:
      Depreciation and amortization                            154,175             149,791
      Change in working capital                                (76,500)            (68,917)
      Purchased in-process research and development             14,750                   -
      Other, net                                                12,885              21,606
                                                            ----------          ----------
      Net cash provided by operating activities                316,237             298,959
                                                            ----------          ----------
Investing Activities:

  Capital expenditures                                        (109,411)            (99,551)
  Acquisitions of businesses, net of cash acquired            (187,101)            (10,418)
  Proceeds from divestitures of businesses                      24,343              29,667
  Payments received on notes receivable                          4,549               1,146
  Change in investments, net                                    22,323               3,489
  Other, net                                                   (40,870)            (10,850)
                                                            ----------          ----------
      Net cash used for investing activities                  (286,167)            (86,517)
                                                            ----------          ----------
Financing Activities:

  Change in short-term debt                                    145,264             168,596
  Proceeds of long-term debt                                    97,838                   -
  Payments of long-term debt                                  (117,473)           (127,605)
  Issuance of common stock                                      26,935              29,636
  Repurchase of common stock                                  (139,230)           (244,137)
  Dividends paid                                               (51,217)            (47,362)
                                                            ----------          ----------
      Net cash used for financing activities                   (37,883)           (220,872)
                                                            ----------          ----------
Effect of exchange rate changes on cash and equivalents         (6,336)             (2,287)
                                                            ----------          ----------
      Net decrease in cash and equivalents                     (14,149)            (10,717)

Opening Cash and Equivalents                                   135,151             198,506
                                                            ----------          ----------
Closing Cash and Equivalents                                $  121,002          $  187,789
                                                            ==========          ==========







           See notes to condensed consolidated financial statements

                         BECTON, DICKINSON AND COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1997

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


Note 3 - Acquisitions of Businesses
-----------------------------------

During the third quarter, the Company completed the acquisition of PharMingen, a manufacturer of products for biomedical research, and Difco Laboratories Incorporated, a manufacturer of microbiology media and supplies, for an aggregate amount of $187 million, net of cash acquired.


Note 4 - Accounting Policies:  Derivative Financial Instruments
---------------------------------------------------------------

The Company has certain receivables, payables and short term borrowings denominated in currencies other than the functional currency of the Company and its subsidiaries. The Company hedges substantially of all of these exposures by entering into forward exchange contracts, purchased currency options and combination options for the future purchase and sale of foreign currencies.

The Company also occasionally enters into interest rate swaps, interest rate caps, interest rate collars, and forward rate agreements in order to reduce the impact of fluctuating interest rates on its short-term floating rate debt and investments. In connection with issuances of long-term debt, the Company also may enter into interest rate hedge agreements in order to protect itself from fluctuating interest rates during the period in which the sale of the debt issuance is being arranged. The Company accounts for its derivative financial instruments using the deferral method of accounting, whereby gains and losses related to these hedges are recognized in income as part of, and concurrent with, the hedged transactions. The carrying value of derivative instruments is recorded during the accounting period and is included in "Prepaid expenses, deferred taxes and other" or in "Accrued expenses" on the balance sheet. The Company does not use derivative financial instruments for trading or speculative purposes.

Any deferred gains or losses associated with derivative instruments, which on infrequent occasions may be terminated prior to maturity, are recognized in income in the period in which the underlying hedged transaction is recognized. In the event a designated hedged instrument is sold, extinguished or matured prior to the termination of the related derivative instrument, the related derivative instrument would be closed and the resultant gain or loss would be recognized in income.

Note 5 - Subsequent Event
-------------------------

In July 1997, the Company issued $200 million of 7% Debentures with an effective yield, including the results of an interest rate hedge and other financing costs, of 7.23% which will mature on August 1, 2027. Interest on the Debentures is payable on February 1 and August 1, beginning February 1, 1998. The Debentures are not redeemable at the option of either the Company or the holders thereof and are not entitled to any sinking fund. The Company intends to use the net proceeds to repay a portion of its outstanding commercial paper upon maturity. Pending application of the net proceeds, such proceeds have been invested in short-term interest-bearing securities.

ITEM 2.                    MANAGEMENT'S DISCUSSION AND
                  ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                  OF OPERATIONS
                  -------------------------------------------

Results of Operations
---------------------

Third Quarter 1997 vs. Third Quarter 1996
-----------------------------------------

Third quarter reported revenues of $707 million exceeded prior year revenues of $693 million by 2%, or 5% after adjusting for the estimated $23 million unfavorable effect of foreign currency translation. The impact on total revenues of the absence of approximately $12 million of revenues included in the prior year third quarter associated with divested businesses was offset by the inclusion of approximately $12 million of revenues in the current year third quarter associated with acquired businesses.

Medical Supplies and Devices segment ("Medical") revenues of $384 million increased 2%. Adjusting for the absence of sales related to divested businesses which occurred virtually all in this segment, and the estimated unfavorable effect of foreign currency translation, Medical revenues would have increased approximately 8%. All of the core businesses in this segment contributed to this growth in revenues. Particularly strong sales were achieved in the pre-fillable syringe portion of the injection systems business. Diagnostic Systems segment ("Diagnostic") revenues of $323 million increased 2% compared with last year's revenues of $316 million. The estimated unfavorable impact of foreign currency translation of $11 million was offset by the favorable impact of recent acquisitions. Diagnostic revenue growth continues to be unfavorably impacted by flat sales performance in the infectious disease diagnostics business.

Domestic Medical revenues of $196 million grew 9% after adjusting for the unfavorable impact from the absence of sales of divested businesses. International Medical revenues of $187 million decreased 2%, but would have increased 8% after adjusting for both the estimated unfavorable impact of foreign currency translation and the absence of sales of divested businesses.

Domestic Diagnostic revenues of $181 million which included approximately $11 million of revenues associated with recent acquisitions exceeded prior year revenues of $168 million by 8%, or 1% after excluding the impact of recent acquisitions. International Diagnostic revenues of $142 million which included approximately $1 million of revenues associated with recent acquisitions decreased 4%. After excluding revenues associated with recent acquisitions and the estimated unfavorable impact of foreign currency translation, International Diagnostic revenues would have increased 3%.

The gross profit margin of 50.1% improved almost one percentage point over last year's third quarter rate of 49.2%. The improvement reflects a more profitable mix of products sold as well as continuing productivity improvements. Selling and administrative expense of $191 million was 27.0% of revenues which was slightly higher than last year's third quarter ratio of 26.4%. Investment of $58 million in research and development increased 51% over last year's third quarter expenditures of $38 million. The current quarter's expenditures included $15 million of charges for purchased in-process research and development associated with two acquisitions completed this quarter.

Operating income of $105 million decreased 12% from last year's third quarter amount of $120 million due to the $15 million of purchased in-process research and development charges discussed above.

Net interest expense of $10 million was basically unchanged from last year's third quarter. Other income (expense), net was $7 million favorable to last year's third quarter amount primarily due to the absence of refinancing costs which occurred in the prior year and a net gain resulting from the sale of several small product lines. The third quarter income tax rate was 29.0%, compared with last year's third quarter rate of 28.0%, principally due to a slight improvement in the forecasted mix in income among tax jurisdictions more than offset by the lack of a tax benefit associated with the $15 million of charges for purchased in-process research and development discussed above.

Net income was $70 million compared with $77 million last year. After adjusting for the impact of the in-process research and development charges, net income increased 10%. Earnings per share of $.54 decreased 7% from last year's $.58. After adjusting for the impact of the in-process research and development charges of approximately $.11, earnings per share would have grown 12%.

Nine Months 1997 vs. Nine Months 1996
-------------------------------------

Reported revenues of $2.062 billion were 1% higher than last year's reported revenues of $2.039 billion. After adjusting for the estimated unfavorable effect of foreign currency translation and the net impact of sales associated with recent divestitures and acquisitions, revenues would have increased approximately 6%. Medical revenues were $1.108 billion compared with last year's reported revenues of $1.103 billion which included revenues associated with divested businesses of approximately $57 million. After adjusting for the absence of sales associated with divested businesses and the unfavorable effect of foreign currency translation, Medical revenues would have increased 8%. Diagnostic revenues of $954 million increased 2%, or 4% after adjusting for the estimated unfavorable impact of foreign currency translation and the net impact of revenues associated with recent divestitures and acquisitions. Good sales growth rates in the sample collection and flow cytometry businesses were partially offset by continuing flat sales growth in the infectious disease diagnostics business.

Domestic revenues of $1.070 billion increased 3%, or 4% after excluding the net impact of recent divestitures and acquisitions as discussed above. International revenues of $992 million were about the same as last year. After adjusting for the estimated unfavorable impact of foreign currency translation and the net impact of divestitures and acquisitions, International revenues increased 8%.

The gross profit margin of 49.1% was more than one and one-half percentage points higher than last year's rate of 47.5%, reflecting a more profitable mix of products sold and productivity improvements. Selling and administrative expense was 27.3% of revenues, slightly higher than last year's rate of 27.0%. Investment of $137 million in research and development expense, which included $15 million of charges for purchased in-process research and development as previously discussed, was 20% higher than the prior year.

Operating income of $313 million increased $9 million over last year, despite the inclusion of the $15 million of purchased in-process research and development charges. As a percent of revenues, operating income was 15.2% compared with last year's rate of 15.0% resulting primarily from the improved gross profit margin.

Other income (expense), net was $15 million favorable compared with last year, principally due to the absence of refinancing costs which occurred in the prior year, a $6 million gain on the sale of an equity investment, the net result of several small gains and losses related to divested products and lower foreign exchange losses.

The income tax rate was 29.0%, compared with last year's rate of 28.0%, principally the result of a slight improvement in the forecasted mix in income among tax jurisdictions more than offset by the lack of a tax benefit associated with the $15 million of purchased in-process research and development charges as discussed above.

Financial Condition
-------------------

During the first nine months of 1997, cash provided by operations was $316 million, compared with $299 million during the first nine months of last year. Capital expenditures for the first nine months of 1997 were $109 million, which was slightly higher than last year's amount of $100 million. For the full year, capital expenditures are expected to be about the same as last year's amount of $146 million. The Company also received $24 million in proceeds from the sales of businesses and $9 million in proceeds from the sale of an equity investment. In the third quarter, the Company expended $187 million, net of cash acquired for the acquisitions of PharMingen and Difco Laboratories Incorporated.

During the first nine months of 1997, total debt of $828 million increased from $696 million principally as a result of the acquisitions discussed above. The percentage of debt to capitalization (wherein capitalization is defined as the sum of shareholders' equity, net non-current deferred income tax liabilities, and debt) was 37.5%, compared with 37.6% a year ago. Because of its strong credit ratings, the Company believes it has the capacity to arrange significant additional borrowings should the need arise.

During the first nine months of 1997, the Company repurchased 3.0 million shares of its common stock for a total expenditure of $139 million. At June 30, 1997, authorization from the Board of Directors remained outstanding to acquire an additional 11.8 million shares.

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share." This Statement specifies the computation, presentation and disclosure requirements for earnings per share for entities with publicly held common stock or potential common stock. The Company is required to adopt the provisions of SFAS No. 128 for the quarter ending December 31, 1997. The principal difference between the provisions of SFAS No. 128 and previous authoritative pronouncements is related to the exclusion of common stock equivalents in the determination of Basic Earnings Per Share and the market price at which common stock equivalents are calculated in the determination of Diluted Earnings Per Share. In accordance with the provisions of SFAS No. 128, earnings per share for the three and nine months ended June 30, 1997 and 1996 are presented in the table below:


                      Three Months Ended  Nine Months Ended
                           June 30,           June 30,
                      ------------------  -----------------
Earnings Per Share      1997      1996      1997     1996
--------------------  --------  --------  --------  -------

      Basic            $ .57     $ .61      $1.70    $1.53

      Diluted          $ .53     $ .57      $1.59    $1.43

                          PART II - OTHER INFORMATION
                          ---------------------------



Item 6.   Exhibits and Reports on Form 8-K.
          ---------------------------------

          a)  Exhibits

              11 - Computation of Earnings Per Share
              27 - Financial Data Schedule

          b)  Reports on Form 8-K

              There were no reports on Form 8-K filed for the quarter ended June 30, 1997.

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


                                              Becton, Dickinson and Company
                                              -----------------------------
                                                        (Registrant)

Date     August 8, 1997
         -----------------



                                          /s/ Edward J. Ludwig
                                     ---------------------------------
                                             Edward J. Ludwig
                     Senior Vice President - Finance and Chief Financial Officer
                                (Principal Financial and Accounting Officer)

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