Form 10-Q
period 1997-12-31
BECTON DICKINSON & CO
filed 1998-02-13
CIK 10795

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended               December 31, 1997
                               -----------------------------------------------
                                                     OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________to________________________

Commission file number  1-4802
                     ------------

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

                                 (201)847-6800
            -------------------------------------------------------
             (Registrant's telephone number, including area code)

                                      N/A
            -------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X. No ____.
                                               -

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Class of Common Stock          Shares Outstanding as of January 31, 1998
     ---------------------          -----------------------------------------
     Common stock, par value $1.00                  122,175,189

                         PART I - FINANCIAL INFORMATION
                         ------------------------------


Item 1.  Financial Statements.
         ---------------------

         Condensed Consolidated Balance Sheets at December 31, 1997 and September 30, 1997

         Condensed Consolidated Statements of Income for the three months ended December 31, 1997 and 1996

         Condensed Consolidated Statements of Cash Flows for the three months ended December 31, 1997 and 1996

         Notes to Condensed Consolidated Financial Statements

                         ITEM 1. FINANCIAL STATEMENTS
                         BECTON, DICKINSON AND COMPANY
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             Thousands of Dollars


                                                               December 31,     September 30,
Assets                                                            1997              1997
------                                                        --------------   --------------
                                                               (Unaudited)
 Current Assets:
    Cash and equivalents                                        $   118,477      $   112,639
    Short-term investments                                           30,511           28,316
    Trade receivables, net                                          532,434          595,685
    Inventories (Note 2):
       Materials                                                     97,858           92,307
       Work in process                                               77,523           79,519
       Finished products                                            263,151          266,511
                                                              --------------   --------------
                                                                    438,532          438,337
    Prepaid expenses, deferred taxes and other                      160,506          137,632
                                                              --------------   --------------
       Total Current Assets                                       1,280,460        1,312,609

 Property, plant and equipment                                    2,584,236        2,549,828
   Less allowances for depreciation and amortization              1,330,512        1,299,123
                                                              --------------   --------------
                                                                  1,253,724        1,250,705

 Goodwill, Net                                                      188,036          164,097
 Other Intangibles, Net                                             168,535          167,847

 Other                                                              186,426          184,994
                                                              --------------   --------------

       Total Assets                                             $ 3,077,181      $ 3,080,252
                                                              ==============   ==============

Liabilities and Shareholders' Equity
------------------------------------
 Current Liabilities:
    Short-term debt                                             $    99,297      $   132,440
    Payables and accrued expenses                                   569,134          545,757
                                                              --------------   --------------
       Total Current Liabilities                                    668,431          678,197

 Long-Term Debt                                                     664,968          665,449

 Long-Term Employee Benefit Obligations                             314,139          306,514

 Deferred Income Taxes and Other                                     48,202           44,659

 Commitments and Contingencies                                            -                -

 Shareholders' Equity:
    Preferred stock                                                  50,556           51,111
    Common stock                                                    166,366          167,245
    Capital in excess of par value                                   87,732           83,422
    Cumulative currency translation adjustments                    (102,950)         (86,870)
    Retained earnings                                             2,254,984        2,249,463
    Unearned ESOP compensation                                      (28,716)         (28,620)
    Shares in treasury - at cost                                 (1,046,531)      (1,050,318)
                                                              --------------   --------------
       Total Shareholders' Equity                                 1,381,441        1,385,433
                                                              --------------   --------------

       Total Liabilities and Shareholders' Equity               $ 3,077,181      $ 3,080,252
                                                              ==============   ==============

           See notes to condensed consolidated financial statements

                         BECTON, DICKINSON AND COMPANY
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  Thousands of Dollars, Except Per Share Data
                                  (Unaudited)

                                                   Three Months Ended
                                                      December 31,
                                         -----------------------------------
                                                1997                1996
                                         ----------------  -----------------

REVENUES                                   $     701,640     $      655,799

Cost of products sold                            354,803            343,132
Selling and administrative                       199,140            186,530
Research and development                          44,630             39,656
                                           --------------    ---------------
TOTAL OPERATING COSTS AND EXPENSES               598,573            569,318
                                           --------------    ---------------

OPERATING INCOME                                 103,067             86,481

Interest expense, net                            (10,241)            (9,447)
Other (expense) income, net                       (2,233)             4,808
                                           --------------    ---------------

INCOME BEFORE INCOME TAXES                        90,593             81,842

Income tax provision                              26,272             23,734
                                           --------------    ---------------

NET INCOME                                 $      64,321      $      58,108
                                           ==============    ===============


Basic Earnings Per Share                   $         .52      $         .46
                                           ==============    ===============

Diluted Earnings Per Share                 $         .50      $         .44
                                           ==============    ===============

Dividends Per Common Share                 $        .145      $         .13
                                           ==============    ===============




           See notes to condensed consolidated financial statements

                         BECTON, DICKINSON AND COMPANY
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             Thousands of Dollars
                                  (Unaudited)

                                                            Three Months Ended
                                                                 December 31,
                                                        ------------------------------
                                                             1997            1996
                                                         -----------     ------------
 Operating Activities:

   Net income                                             $ 64,321         $ 58,108
   Adjustments to net income to derive net cash
     provided by operating activities:
       Depreciation and amortization                        52,977           49,659
       Change in working capital                            34,043            9,926
       Other, net                                           12,638           21,297
                                                        -----------     ------------
       Net cash provided by operating activities           163,979          138,990
                                                        -----------     ------------

 Investing Activities:

   Capital expenditures                                    (43,998)         (30,775)
   Acquisition of business, net of cash acquired           (39,525)               -
   Proceeds from divestiture of business                         -           20,860
   Change in investments, net                                7,133           12,185
   Other, net                                              (12,610)         (12,849)
                                                        -----------     ------------
       Net cash used for investing activities              (89,000)         (10,579)
                                                        -----------     ------------

 Financing Activities:

   Change in short-term debt                               (30,207)         (64,272)
   Proceeds of long-term debt                                    -           97,838
   Payments of long-term debt                                 (407)        (101,071)
   Issuance of common stock                                  5,987            3,554
   Repurchase of common stock                              (42,745)         (44,994)
   Dividends paid                                             (687)            (858)
                                                        -----------     ------------
       Net cash used for financing activities              (68,059)        (109,803)
                                                        -----------     ------------

 Effect of exchange rate changes on cash and equivalents    (1,082)          (1,082)
                                                        -----------     ------------
       Net increase in cash and equivalents                  5,838           17,526

 Opening Cash and Equivalents                              112,639          135,151
                                                        -----------     ------------
 Closing Cash and Equivalents                            $ 118,477        $ 152,677
                                                        ===========     ============

           See notes to condensed consolidated financial statements

                         BECTON, DICKINSON AND COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1997


Note 1 - Basis of Presentation
------------------------------

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, in the opinion of the management of the Company, include all adjustments, which are of a normal recurring nature, necessary for a fair presentation of financial position and the results of operations and cash flows for the periods presented. However, the financial statements do not include all information and footnotes required for a presentation in accordance with generally accepted accounting principles. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included or incorporated by reference in the Company's 1997 Annual Report on Form 10-K. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year.


Note 2 - Inventory Valuation
----------------------------

An actual valuation of inventory under the LIFO method can be made only at the end of each fiscal year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on management's estimates of expected year-end inventory levels and costs.


Note 3 - Earnings per Share
---------------------------

In the quarter ended December 31, 1997, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share", which specifies the computation, presentation and disclosure requirements for earnings per share for entities with publicly held common stock
or potential common stock.   This Statement simplifies the computation of
earnings per share by replacing the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share,
respectively.   Unlike primary earnings per share, basic earnings per share exclude any dilutive effect of options, warrants and convertible securities. Diluted earnings per share are very similar to the previously reported fully diluted earnings per share. All share and per share data for all periods have been presented and, where necessary, restated to conform to the SFAS No.128 requirements.

The reconciliation between the calculation of basic and diluted earnings per share follows:


                                                     Three Months Ended
                                                        December 31,
                                                    --------------------
                                                      1997       1996
                                                    ---------  ---------
Numerator:
----------

  Net income                                        $ 64,321   $ 58,108
  Preferred stock dividends                             (825)      (853)
                                                    --------   --------
  Numerator for basic earnings per
     share - income available to
     common shareholders                              63,496     57,255

  Effect of dilutive securities:
     Preferred stock dividends - using
      "if converted" method                              825        853
     Additional ESOP contribution -
      using "if converted" method                       (252)      (285)
                                                    --------   --------
                                                         573        568
                                                    --------   --------
  Numerator for diluted earnings per
     share - income available to common
     shareholders after assumed conversions         $ 64,069   $ 57,823
                                                    ========   ========

Denominator:
------------

  Denominator for basic earnings per
     share - weighted average common
     shares outstanding                              121,812    123,183

  Effect of dilutive securities:
     Dilutive stock equivalents from stock plans       3,733      4,267
     Shares issuable upon conversion of
      preferred stock                                  2,742      2,847
                                                    --------   --------

  Dilutive potential common shares                     6,475      7,114
                                                    --------   --------

  Denominator for diluted earnings per share
     - adjusted weighted average common shares
      outstanding and assumed conversions            128,287    130,297
                                                    ========   ========

  Basic earnings per share                          $   0.52   $   0.46
                                                    ========   ========

  Diluted earnings per share                        $   0.50   $   0.44
                                                    ========   ========

ITEM 2.                   MANAGEMENT'S DISCUSSION AND
                  ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                 OF OPERATIONS
                  -------------------------------------------

Results of Operations
---------------------

First quarter reported revenues of $702 million exceeded prior year revenues by 7%. Reported revenue growth for the quarter was unfavorably impacted by the effect of a stronger dollar versus the prior year, which reduced revenues by an estimated $26 million. Excluding the estimated impact of foreign currency translation, revenue growth would have been approximately 11%. Medical Supplies and Devices segment ("Medical") revenues of $373 million increased 7%.
Adjusting for the estimated unfavorable impact of foreign currency translation, Medical revenues would have increased approximately 11%. Diagnostic Systems segment ("Diagnostic") revenues of $329 million increased 7%, or 11% after excluding the estimated unfavorable impact of foreign currency translation.

Domestic Medical revenues of $201 million increased 18%. International Medical revenues of $172 million decreased 3%, but would have increased 4% after adjusting for the estimated $13 million unfavorable impact of foreign currency translation. Good growth rates were experienced by the consumer health care and infusion therapy businesses in both the domestic and international markets.

Domestic Diagnostic revenues of $188 million increased 17%. The infectious disease diagnostics business experienced improved revenue growth in the first quarter as a result of a prior year acquisition. International Diagnostic revenues of $141 million decreased 4%, but would have increased 5% after excluding the estimated unfavorable effect of foreign currency translation. Good sales growth was achieved worldwide in the sample collection and flow cytometry businesses.

The gross profit margin of 49.4% improved almost two percentage points over last year's first quarter rate of 47.7%. The improvement reflects a more profitable mix of products sold as well as continuing productivity improvements. Selling and administrative expense was $199 million, or 28.4% of revenues, which was unchanged compared to last year's first quarter ratio. Investment of $45 million in research and development increased 13% over last year's first quarter expenditures, primarily reflecting the continuation of strategic investments in support of the Company's key businesses.

Operating income of $103 million increased 19% from last year's first quarter amount of $86 million. The improved operating margin of 14.7% compared to 13.2% primarily reflects the improved gross profit margin.

Net interest expense of $10 million was about $1 million higher than last year. Other (expense) income, net was $7 million unfavorable compared with last year, principally due to higher foreign exchange losses and the absence of a $4 million one-time gain included in the prior year.

The first quarter income tax rate was 29%, consistent with last year's first quarter rate, reflecting the forecasted mix in income among tax jurisdictions.

Net income was $64 million compared with $58 million last year, an increase of 11%. Earnings per share of $.50 increased 14% over last year's $.44 on a diluted basis. Diluted earnings per share would have increased 25% after adjusting for the estimated $.05 unfavorable foreign currency translation
effect.   Strong growth in operating income as well as the continuation of the
Company's share repurchase program contributed to this favorable earnings per share growth.

Financial Condition
-------------------

During the first quarter of 1998, cash provided by operations was $164 million, compared with $139 million during the first quarter of last year, principally due to lower working capital requirements. Capital expenditures during the quarter were $44 million compared with $31 million during the first quarter of last year. For the full year, capital expenditures are expected to be slightly higher than last year's amount of $170 million. The Company also invested $40 million in the first quarter for the acquisition of a manufacturer of ophthalmic surgical and anesthesia products, with estimated annual revenues of approximately $22 million.

During the first quarter of 1998, total debt declined $34 million. The percentage of debt to capitalization (wherein capitalization is defined as the sum of shareholders' equity, net non-current deferred income tax liabilities,
and debt) was 35.3%, compared with 31.9% a year ago.   Because of its strong
credit rating, the Company believes it has the capacity to arrange significant additional borrowings should the need arise.

During the first quarter of 1998, the Company repurchased 879,000 shares of its common stock for a total expenditure of $43 million. At December 31, 1997, authorization from the Board of Directors remained in effect to reacquire up to an additional 10.7 million shares.

At its November 1997 meeting, the Board of Directors increased the Company's quarterly dividend from $.13 to $.145 per common share.

In January 1998, the Company signed a definitive agreement to acquire the Medical Devices Division ("MDD") of Ohmeda, the health care business of The BOC
Group.   MDD has estimated annual revenues of $200 million.   Subject to receipt
of all requisite government approvals, the Company anticipates completing this transaction in the third quarter of fiscal 1998.

During the second quarter the Company also acquired IntelliCode Intelligent Bar Coding Systems, a division of MedPlus, Inc., which provides intelligent bar coding technology to the health care industry, and Tru-Fit Marketing
Corporation, a Massachusetts-based sports medicine company.   Aggregate annual
revenues for these acquisitions were approximately $28 million for their most recent fiscal years.

As of December 31, 1997, the three year cumulative inflation rate in Brazil was
significantly below 100%.    As a result, effective January 1, 1998, the Company
will no longer consider its Brazilian business to be operating in a highly inflationary economy as defined by SFAS No. 52, "Foreign Currency Translation" and, accordingly, future translation adjustments will be recorded as a component of shareholders' equity and will not affect reported earnings or cash flow.
The Brazilian operations represented approximately 3% of the Company's net revenues in fiscal 1997, and therefore, this change is not expected to have a material impact on the Company's results of operations or financial condition in fiscal 1998.

The Company has initiated an enterprise-wide program to prepare its computer
systems for the year 2000.   Based on a preliminary assessment, the Company
expects to spend approximately $6 million to $10 million to modify and replace its existing computer software to ensure proper transaction processing in the
year 2000 and beyond.   A portion of these costs will represent the redeployment
of existing internal resources and, therefore, are not expected to be incremental. The Company will expense the costs of modifying existing systems and capitalize the replacement of software that is not "Year 2000" compliant. Accordingly, the cost of the Year 2000 project to be incurred over the next two years is not expected to have a material effect on the Company's results of
operations or financial position.   A comprehensive evaluation of the impact of
the Year 2000 issue on both the Company's infrastructure and its interface with suppliers and customers is expected to be completed in the latter part of fiscal
year 1998.   The Company expects the remediation program to be completed by the
middle of 1999.   There can be no guarantee, however, that the systems of other entities with which the Company's systems interface also will be converted on a timely basis or that any failure to convert by another entity would not have an adverse effect on the Company's systems.

This interim report on Form 10-Q may contain certain forward looking statements (as defined under federal securities laws) regarding the Company's performance, including future revenues, products and income, which are based upon current expectations of the Company and involve a number of business risks and
uncertainties.   Actual results could vary materially from anticipated results described in any forward looking statement. Factors that could cause actual results to vary materially include, but are not limited to, competitive factors, changes in regional, national or foreign economic conditions, changes in interest or foreign currency exchange rates, delays in product introductions, and changes in health care or other governmental regulation, as well as other factors discussed herein and in the Company's filings with the Securities and Exchange Commission.

                          PART II - OTHER INFORMATION
                          ---------------------------


Item 6. Exhibits and Reports on Form 8-K.
        ---------------------------------

         a)  Exhibits

             27 - Financial Data Schedule

         b)  Reports on Form 8-K

             There were no reports on Form 8-K filed for the quarter ended December 31, 1997.

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


                                          Becton, Dickinson and Company
                                          -----------------------------
                                                   (Registrant)

Date     February 13, 1998
         --------------------



                                           /s/ Edward J. Ludwig
                                     ------------------------------------
                                               Edward J. Ludwig
                     Senior Vice President - Finance and Chief Financial Officer
                             (Principal Financial and Accounting Officer)

                                 EXHIBIT INDEX
                                 -------------



Exhibit                                             Method of
Number      Description                              Filing
-------     -----------                           --------------

 27         Financial Data Schedule                 Filed with
                                                    this report