Form 10-Q
period 1998-03-31
BECTON DICKINSON & CO
filed 1998-05-14
CIK 10795

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      March 31, 1998
                              -----------------------------------------------
                                         OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ______________________

Commission file number  001-4802
                       ------------

                         Becton, Dickinson and Company
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

          New Jersey                                   22-0760120
--------------------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
  incorporation or organization)

            1 Becton Drive  Franklin Lakes, New Jersey  07417-1880
            ------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                (201) 847-6800
             -----------------------------------------------------
             (Registrant's telephone number, including area code)

                                      N/A
             -----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X.  No     .
                                               ---     ----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Class of Common Stock          Shares Outstanding as of April 30, 1998
     ---------------------          ---------------------------------------
     Common stock, par value $1.00                  123,100,479

                         PART I - FINANCIAL INFORMATION
                         ------------------------------


Item 1.  Financial Statements.
         ---------------------

         Condensed Consolidated Balance Sheets at March 31, 1998 and September 30, 1997

         Condensed Consolidated Statements of Income for the three and six months ended March 31, 1998 and 1997

         Condensed Consolidated Statements of Cash Flows for the six months ended March 31, 1998 and 1997

         Notes to Condensed Consolidated Financial Statements

                          ITEM 1. FINANCIAL STATEMENTS
                          BECTON, DICKINSON AND COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                              Thousands of Dollars

                                                             March 31,     September 30,
Assets                                                         1998             1997
------                                                     ------------    -------------
                                                           (Unaudited)
 Current Assets:
    Cash and equivalents                                   $   113,111     $    112,639
    Short-term investments                                      15,648           28,316
    Trade receivables, net                                     559,373          595,685
    Inventories (Note 2):
      Materials                                                103,670           92,307
      Work in process                                           84,540           79,519
      Finished products                                        281,482          266,511
                                                           ------------    -------------
                                                               469,692          438,337
    Prepaid expenses, deferred taxes and other                 155,827          137,632
                                                           ------------    -------------
       Total Current Assets                                  1,313,651        1,312,609


 Property, plant and equipment                               2,613,070        2,549,828
   Less allowances for depreciation and amortization         1,355,099        1,299,123
                                                           ------------    -------------
                                                             1,257,971        1,250,705


 Goodwill, Net                                                 222,033          164,097
 Other Intangibles, Net                                        167,751          167,847

 Other                                                         211,200          184,994
                                                           ------------    -------------

       Total Assets                                        $ 3,172,606     $  3,080,252
                                                           ============    =============

Liabilities and Shareholders' Equity
------------------------------------

 Current Liabilities:
    Short-term debt                                        $   233,840     $    132,440
    Payables and accrued expenses                              520,920          545,757
                                                           ------------    -------------
       Total Current Liabilities                               754,760          678,197

 Long-Term Debt                                                564,207          665,449

 Long-Term Employee Benefit Obligations                        314,832          306,514

 Deferred Income Taxes and Other                                51,719           44,659

 Commitments and Contingencies                                      -                 -

 Shareholders' Equity:
    Preferred stock                                             50,038           51,111
    Common stock                                               166,331          167,245
    Capital in excess of par value                             125,544           83,422
    Cumulative currency translation adjustments               (124,169)         (86,870)
    Retained earnings                                        2,326,544        2,249,463
    Unearned ESOP compensation                                 (28,795)         (28,620)
    Shares in treasury - at cost                            (1,028,405)      (1,050,318)
                                                           ------------    -------------
       Total Shareholders' Equity                            1,487,088        1,385,433
                                                           ------------    -------------

       Total Liabilities and Shareholders' Equity          $ 3,172,606     $  3,080,252
                                                           ============    =============

            See notes to condensed consolidated financial statements

                          BECTON, DICKINSON AND COMPANY
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                   Thousands of Dollars, Except Per Share Data
                                   (Unaudited)

                                             Three Months Ended                  Six Months Ended
                                                 March 31,                          March 31,
                                      -------------------------------     -------------------------------
                                           1998            1997                1998              1997
                                      -------------   ---------------     -------------   ---------------
REVENUES                               $  738,433      $  699,207          $1,440,073        $ 1,355,006

Cost of products sold                     364,080         352,674             718,883            695,806
Selling and administrative                186,017         185,454             385,157            371,984
Research and development                   43,796          39,411              88,426             79,067
                                       -----------     -----------         -----------       ------------
TOTAL OPERATING COSTS AND EXPENSES        593,893         577,539           1,192,466          1,146,857
                                       -----------     -----------         -----------       ------------

OPERATING INCOME                          144,540         121,668             247,607            208,149

Interest expense, net                     (11,427)         (8,563)            (21,668)           (18,010)
Other (expense) income, net                (3,064)          3,333              (5,297)             8,141
                                       -----------     -----------         -----------       ------------

INCOME BEFORE INCOME TAXES                130,049         116,438             220,642            198,280

Income tax provision                       37,714          33,767              63,986             57,501
                                       -----------     -----------         -----------       ------------

NET INCOME                             $   92,335      $   82,671          $  156,656        $   140,779
                                       ===========     ===========         ===========       ============


Basic Earnings Per Share               $       .75     $      .67          $     1.27        $      1.13
                                       ===========     ===========         ===========       ============
Diluted Earnings Per Share             $       .71     $      .63          $     1.21        $      1.08
                                       ===========     ===========         ===========       ============
Dividends Per Common Share             $      .145     $      .13          $      .29        $       .26
                                       ===========     ===========         ===========       ============

           See notes to condensed consolidated financial statements

                          BECTON, DICKINSON AND COMPANY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              Thousands of Dollars
                                   (Unaudited)

                                                                 Six Months Ended
                                                                    March 31,
                                                           ----------------------------
                                                               1998            1997
                                                           ------------    ------------
Operating Activities:
  Net income                                                $  156,656      $  140,779

  Adjustments to Net Income to Derive Net Cash
    Provided by Operating Activities:
      Depreciation and amortization                            108,710         101,060
      Change in working capital                                (40,869)        (46,095)
      Other, net                                                17,245          13,568
                                                            -----------     -----------
      Net Cash Provided by Operating Activities                241,742         209,312
                                                            -----------     -----------

Investing Activities:

  Capital expenditures                                         (89,945)        (62,627)
  Acquisitions of businesses, net of cash acquired             (64,838)              -
  Proceeds from divestiture of a business                            -          20,860
  Change in investments, net                                     7,308          21,112
  Other, net                                                   (42,693)        (19,315)
                                                            -----------     -----------
      Net Cash Used for Investing Activities                  (190,168)        (39,970)
                                                            -----------     -----------

Financing Activities:

  Change in short-term debt                                      4,648         (20,744)
  Proceeds of long-term debt                                         -          97,838
  Payments of long-term debt                                      (759)       (102,079)
  Issuance of common stock                                      29,079          19,810
  Repurchase of common stock                                   (44,476)       (107,875)
  Dividends paid                                               (37,044)        (33,894)
                                                            -----------     -----------
      Net Cash Used for Financing Activities                   (48,552)       (146,944)
                                                            -----------     -----------

Effect of exchange rate changes on cash and equivalents         (2,550)         (6,266)
                                                            -----------     -----------
      Net increase in cash and equivalents                         472          16,132


Opening Cash and Equivalents                                   112,639         135,151
                                                            -----------     -----------
Closing Cash and Equivalents                                $  113,111      $  151,283
                                                            ===========     ===========

            See notes to condensed consolidated financial statements

                         BECTON, DICKINSON AND COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  Thousands of Dollars, Except Per Share Data
                                 March 31, 1998



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



Note 3 - Subsequent Event
-------------------------

On April 3, 1998, the Company completed its acquisition of the Medical Devices Division of Ohmeda, the health care business of The BOC Group, which has estimated annual revenues of $200,000. The purchase price was approximately $452,000 in cash, subject to certain post-closing adjustments.

Note 4 - Earnings per Share
---------------------------

In 1998, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share". All share and per share data for all periods have been presented and, where necessary, restated to conform to the SFAS No. 128 requirements. The reconciliation between the calculation of basic and diluted earnings per share follows:


                                                 Three Months Ended      Six Months Ended
                                                      March 31,              March 31,
                                                --------------------  ----------------------
                                                  1998       1997        1998        1997
                                                ---------  ---------  ----------  ----------

Net income                                      $ 92,335   $ 82,671    $156,656    $140,779
Preferred stock dividends                           (809)      (846)     (1,634)     (1,699)
                                                --------   --------    --------    --------
Income available to
  common shareholders (A)                         91,526     81,825     155,022     139,080

Preferred stock dividends - using
  "if converted" method                              809        846       1,634       1,699
Additional ESOP contribution -
   using "if converted" method                      (245)      (283)       (500)       (568)
                                                --------   --------    --------    --------

Income available to common shareholders
  after assumed conversions (B)                 $ 92,090   $ 82,388    $156,156    $140,211
                                                ========   ========    ========    ========


Average common shares outstanding (C)            122,476    122,841     122,141     122,984

Dilutive stock equivalents from stock plans        5,149      4,980       4,725       4,416
Shares issuable upon conversion of
   preferred stock                                 2,714      2,818       2,714       2,818
                                                --------   --------    --------    --------

Average common and common equivalent
  shares outstanding - assuming dilution (D)     130,339    130,639     129,580     130,218
                                                ========   ========    ========    ========

Basic earnings per share (A/C)                  $    .75   $    .67    $   1.27    $   1.13
                                                ========   ========    ========    ========

Diluted earnings per share (B/D)                $    .71   $    .63    $   1.21    $   1.08
                                                ========   ========    ========    ========


Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations.
         --------------


Results of Operations
---------------------

Second Quarter 1998 vs. Second Quarter 1997
-------------------------------------------

Second quarter revenues of $738 million exceeded prior year revenues by 6%. Revenue growth for the quarter was unfavorably impacted by the effect of a stronger dollar versus the prior year, which reduced revenues by an estimated $26 million. Excluding the estimated impact of foreign currency translation, revenue growth would have been approximately 9%. Medical Supplies and Devices segment ("Medical") revenues of $384 million increased 2%. Adjusting for the estimated unfavorable impact of foreign currency translation, Medical revenues would have increased approximately 6%. Diagnostic Systems segment ("Diagnostic") revenues of $355 million increased 10%, or 14% after excluding the estimated unfavorable impact of foreign currency translation.

Domestic Medical revenues of $199 million increased 3%. International Medical revenues of $184 million increased 2%, or 9% after adjusting for an estimated $13 million unfavorable impact of foreign currency translation. Good growth rates were experienced by the infusion therapy and injection systems businesses.

Domestic Diagnostic revenues of $203 million increased 21%, aided by prior year acquisitions. International Diagnostic revenues of $152 million declined 3%, but would have increased 6% after excluding the estimated unfavorable effect of foreign currency translation.

The gross profit margin of 50.7% improved more than a full percentage point over last year's second quarter rate of 49.6%. The improvement reflects a more profitable mix of products sold as well as continuing productivity improvements. Selling and administrative expense was $186 million, or 25.2% of revenues, which improved from last year's second quarter ratio of 26.5%. Investment of $44 million in research and development increased to 5.9% of revenues from 5.6% in last year's second quarter, primarily reflecting the continuation of strategic investments in support of the Company's key businesses.

Operating income of $145 million increased 19% from last year's second quarter amount of $122 million. The improved operating margin of 19.6%, as compared to 17.4%, reflects the improved gross profit margin as well as the lower selling and administrative expense ratio.

Net interest expense of $11 million was about $3 million higher than last year due to additional borrowings to fund recent acquisitions. Other (expense) income, net decreased $6 million from last year, primarily due to the absence of a $6 million gain on the sale of an equity investment in the prior year. The second quarter income tax rate was 29%, consistent with last year's rate, which is the expected rate for the year.

Net income was $92 million compared with $83 million last year, an increase of 12%. Earnings per share of $.71 increased 13% over last year's $.63 on a diluted basis, or 19% after adjusting for an estimated $.04 unfavorable foreign currency translation effect.

Six Months 1998 vs. Six Months 1997
-----------------------------------

Revenues of $1.440 billion were 6% higher than last year's revenues of $1.355 billion. After adjusting for the estimated unfavorable effect of foreign currency translation, revenues would have increased approximately 10%. Medical revenues of $756 million increased 5%, or 8% after adjusting for the estimated unfavorable impact of foreign currency translation. Aided by prior year acquisitions, Diagnostic revenues of $684 million increased 8%. After adjusting for the unfavorable effect of foreign currency translation, diagnostic revenues would have grown 13%. Domestic revenues of $791 million increased
14%, also aided by prior year acquisitions. International revenues of $649 million decreased 2%, but would have increased 6% after excluding the estimated impact of foreign currency translation.

The gross profit margin of 50.1% was more than a full percentage point higher than last year's rate of 48.6%. Selling and administrative expense was 26.7% of revenues, lower than last year's rate of 27.5%. Research and development spending was $88 million, 12% higher than last year. As a percentage of revenues, research and development expense was 6.1%, compared with last year's rate of 5.8%. The reasons for these changes are consistent with those previously discussed in the Second Quarter Results of Operations.

Operating income of $248 million increased $39 million over the same period last year. As a percent of revenues, operating income was 17.2% compared with last year's rate of 15.4% resulting primarily from the improved gross profit margin.

Other (expense) income, net declined $13 million compared with last year, principally due to higher foreign exchange losses and the absence of a $4 million one-time gain which occurred in the first quarter of the prior year, in addition to the reasons discussed in the Second Quarter Results of Operations.

The income tax rate of 29.0% is consistent with last year's rate.

Net income was $157 million, compared with $141 million last year, an increase of 11%. Diluted earnings per share of $1.21 increased 12% over last year's $1.08, or 20% after excluding an estimated $.09 unfavorable impact of foreign currency translation compared with the prior year.

Financial Condition
-------------------

During the first six months of 1998, cash provided by operations was $242 million, compared with $209 million during the first six months of last year. Capital expenditures during the first six months were $90 million compared with $63 million during the first six months of last year. For the full year, capital expenditures are expected to be slightly higher than last year's amount of $170 million. In the first quarter, the Company invested $40 million for the acquisition of a manufacturer of ophthalmic surgical and anesthesia products. In the second quarter, the Company acquired IntelliCode Intelligent Bar Coding Systems and Tru-Fit Marketing Corporation for an aggregate of $25 million in cash and 297,760 shares of the Company's common stock, subject to certain post-closing adjustments.

As of March 31, 1998, total debt of $798 million represented 34.6% of total capital (shareholders' equity, net non-current deferred income tax liabilities, and debt) compared with 33.4% a year ago. Because of its strong credit rating, the Company believes it has the capacity to arrange significant additional borrowings should the need arise.

During the first six months of 1998, the Company repurchased 913,500 shares of its common stock for a total expenditure of $44 million. At March 31, 1998, authorization from the Board of Directors remained in effect to reacquire up to an additional 10.6 million shares, although the Company expects to limit its share repurchases for the balance of the year.

The Company continues to evaluate the appropriate courses of corrective action
needed to prepare its computer systems for the year 2000.   Based on a
preliminary assessment, the Company expects to spend approximately $6 million to $10 million to modify and replace its existing computer software to ensure proper transaction processing in the year 2000 and beyond. A portion of these costs will represent the redeployment of existing internal resources and, therefore, are not expected to be incremental. The Company will expense the costs to modify existing systems and will capitalize the costs to replace software that is not Year 2000 compliant. Accordingly, the cost of the Year 2000 project to be incurred over the next two years is not expected to have a material effect on the Company's results of operations or financial position. A comprehensive evaluation of the impact of the Year 2000 issue on both the Company's infrastructure and its interface with suppliers, distributors and customers has been initiated and is expected to be completed in the latter part
of fiscal year 1998.   The Company expects the remediation program to be
completed by the middle of 1999.   There can be no guarantee, however, that the
systems of other entities with which the Company's systems interface also will be converted on a timely basis or that any failure to convert by another entity would not have an adverse effect on the Company's systems.

In March 1998, the Board of Directors approved an enterprise-wide systems
initiative.   This project will develop a platform of common business practices for the Company and will coordinate the installation of a global software system to provide more efficient access to worldwide business information. The initiative is expected to cost $160 million over the next seven years.

This interim report on Form 10-Q may contain certain forward looking statements (as defined under federal securities laws) regarding the Company's performance, including future revenues, products and income, which are based upon current expectations of the Company and involve a number of business risks and
uncertainties.   Actual results could vary materially from anticipated results described in any forward looking statement. Factors that could cause actual results to vary materially include, but are not limited to, competitive factors, changes in regional, national or foreign economic conditions, changes in interest or foreign currency exchange rates, delays in product introductions, and changes in health care or other governmental regulation, as well as other factors discussed herein and in other of the Company's filings with the Securities and Exchange Commission.



Item 3.  Quantitative and Qualitative Disclosures About Market Risk.
         -----------------------------------------------------------

         There have been no material changes in information reported since the fiscal year ended September 30, 1997.

                          PART II - OTHER INFORMATION
                          ---------------------------


Item 1.   Legal Proceedings.
          -----------------

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


Item 2.   Changes in Securities and Use of Proceeds.
          ------------------------------------------

                On February 18, 1998, the registrant completed the acquisition of Tru-Fit Marketing Corporation, a Massachusetts corporation ("Tru-Fit"), pursuant to an Agreement and Plan of Merger dated January 9, 1998 (the "Merger Agreement"). In connection with the acquisition, the former shareholders of Tru-Fit received certain cash consideration and an aggregate 248,134 shares of the registrant's common stock, par value $1.00 per share ("Common Stock"), in exchange for all of the issued and outstanding common stock of Tru-Fit. Pursuant to the terms of the Merger Agreement, the former Tru-Fit shareholders may receive up to an additional 49,626 shares of Common Stock pending resolution of certain post-closing adjustments to the merger consideration paid under the Merger Agreement and resolution of post-closing indemnification claims of the registrant, if any.

                The Common Stock issued to the former shareholders of Tru-Fit in connection with the acquisition was offered and sold pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"), for transactions not involving a public offering of securities. In connection with the offer and sale, the registrant relied upon the fact that the offering was made to only two offerees (the former shareholders of Tru-Fit) and did not involve any general advertising or solicitation, the offerees were sophisticated investors, the size of the offering was small in relation to the registrant's market capitalization, and the registrant had taken reasonable steps to prevent resale of the Common Stock by the former shareholders of Tru-Fit in violation of the Securities Act.

Item 3.   Defaults Upon Senior Securities.
          --------------------------------

          Not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders.
          ----------------------------------------------------

          a.) The Annual Meeting of Shareholders of the Company was held on February 10, 1998.

          c.)    i.)   A management proposal for the election of four directors
                       for the terms indicated below was voted upon as follows:

                         Nominee             Term     Votes For   Votes Withheld
                    ----------------------  -------  -----------  --------------

                    Richard W. Hanselman    2 Years  105,433,443       1,583,370
                    Henry P. Becton, Jr.    3 Years  105,525,229       1,491,584
                    Gerald M. Edelman       3 Years  105,524,335       1,492,478
                    Margaretha af Ugglas    3 Years  105,511,854       1,504,959

                 ii.) A management proposal to approve the selection of Ernst & Young, LLP as independent auditors for the fiscal year 1998 was voted upon. 106,508,430 shares were voted for the proposal, 234,040 shares were voted against and 274,343 shares abstained.

                 iii.) A management proposal relating to the adoption of the
                       1998 Stock Option Plan was voted upon. 98,639,298 shares were voted for the proposal, 7,719,871 shares were voted against and 657,644 shares abstained.

                 iv.) A shareholder proposal requesting the Board of Directors take the necessary steps to provide for cumulative voting in the election of directors was voted upon. 23,947,019 shares were voted for the proposal, 69,846,443 shares were voted against and 1,973,319 shares abstained.

Item 5.   Other Information.
          ------------------

          Not applicable.

Item 6.   Exhibits and Reports on Form 8-K.
          ---------------------------------

          a)  Exhibits

              3(ii) - By-Laws, as amended February 10, 1998
              27.1  - Financial Data Schedule
              27.2  - Restated Financial Data Schedule

          b)  Reports on Form 8-K

              During the three-month period ending March 31, 1998, the Company filed one Current Report on Form 8-K under Item 5 - Other Events concerning the announcement of the signing of a definitive agreement to acquire the Medical Devices Division of Ohmeda, the health care business of The BOC Group, Inc. This report was dated January 28, 1998 and filed February 3, 1998.

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


                                    Becton, Dickinson and Company
                                    -----------------------------
                                             (Registrant)

Date     May 14, 1998
         ---------------



                                    /s/ Edward J. Ludwig
                             ---------------------------------------------------
                                        Edward J. Ludwig
                     Senior Vice President - Finance and Chief Financial Officer
                                 (Principal Financial and Accounting Officer)

                                 EXHIBIT INDEX
                                 -------------


Exhibit                                            Method of
Number                  Description                 Filing
---------  -------------------------------------  -----------

  3(ii)    By-Laws, as amended February 10, 1998  Filed with
                                                  this report

  27.1     Financial Data Schedule                Filed with
                                                  this report

  27.2     Restated Financial Data Schedule       Filed with
                                                  this report