Form 10-Q/A
period 1998-03-31
BECTON DICKINSON & CO
filed 1998-05-27
CIK 10795

                                   FORM 10-Q/A
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

                          Part II - Other Information
                          ---------------------------

Item 6. Exhibits and Reports on Form 8-K.

        (a) Exhibits

          * 3(ii)-By-Laws, as amended February 10, 1998

          * 27.1 -Financial Data Schedule

          * 27.2 -Restated Financial Data Schedule

            10.1 -1998 Stock Option Plan

            10.2 -Sale and Purchase Agreement, dated as of January 28, 1998, between the BOC Group PLC and Becton Dickinson and Company


*Previously Filed

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

Date     May 27, 1998
         --------------------



                                           /s/ Edward J. Ludwig
                                     ------------------------------------
                                               Edward J. Ludwig
                     Senior Vice President - Finance and Chief Financial Officer
                             (Principal Financial and Accounting Officer)