Form 10-Q
period 1998-06-30
BECTON DICKINSON & CO
filed 1998-08-13
CIK 10795

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         June 30, 1998
                               --------------------------------
                                             OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to
                               --------------------     ------------
Commission file number  1-4802
                       --------

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

                                (201) 847-6800
            ------------------------------------------------------
              (Registrant's telephone number, including area code)

                                      N/A
            ------------------------------------------------------
             (Former name, former address and former fiscal year,
                         if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X. No ____.
                                               -

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Class of Common Stock          Shares Outstanding as of July 31, 1998
     ---------------------          --------------------------------------
     Common stock, par value $1.00                 123,616,042

                         PART I - FINANCIAL INFORMATION
                         ------------------------------


Item 1.  Financial Statements.
         ---------------------

         Condensed Consolidated Balance Sheets at June 30, 1998 and September 30, 1997

         Condensed Consolidated Statements of Operations for the three and nine months ended June 30, 1998 and 1997

         Condensed Consolidated Statements of Cash Flows for the nine months ended June 30, 1998 and 1997

         Notes to Condensed Consolidated Financial Statements

                         ITEM 1. FINANCIAL STATEMENTS
                         BECTON, DICKINSON AND COMPANY
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             Thousands of Dollars

                                                                June 30,                  September 30,
Assets                                                            1998                         1997
                                                        ------------------         ----------------------
                                                               (Unaudited)
 Current Assets:
    Cash and equivalents                                $         103,422          $             112,639
    Short-term investments                                         21,160                         28,316
    Trade receivables, net                                        677,468                        595,685
    Inventories (Note 2):
       Materials                                                  113,782                         92,307
       Work in process                                             89,567                         79,519
       Finished products                                          311,804                        266,511
                                                        ------------------         ----------------------
                                                                  515,153                        438,337
    Prepaid expenses, deferred taxes and other                    172,228                        137,632
                                                        ------------------         ----------------------
       Total Current Assets                                     1,489,431                      1,312,609

 Property, plant and equipment                                  2,669,296                      2,549,828
   Less allowances for depreciation and amortization            1,400,171                      1,299,123
                                                        ------------------         ----------------------
                                                                1,269,125                      1,250,705

 Goodwill, Net                                                    572,244                        164,097
 Other Intangibles, Net                                           157,851                        167,847

 Other                                                            226,583                        184,994
                                                        ------------------         ----------------------

       Total Assets                                     $       3,715,234          $           3,080,252
                                                        ==================         ======================

Liabilities and Shareholders' Equity

 Current Liabilities:
    Short-term debt                                     $         446,863          $             132,440
    Payables and accrued expenses                                 631,430                        545,757
                                                        ------------------         ----------------------
       Total Current Liabilities                                1,078,293                        678,197

 Long-Term Debt                                                   765,928                        665,449

 Long-Term Employee Benefit Obligations                           329,202                        306,514

 Deferred Income Taxes and Other                                   61,866                         44,659

 Commitments and Contingencies                                          -                              -

 Shareholders' Equity:
    Preferred stock                                                49,458                         51,111
    Common stock                                                  166,331                        167,245
    Capital in excess of par value                                137,264                         83,422
    Cumulative currency translation adjustments                  (120,350)                       (86,870)
    Retained earnings                                           2,298,007                      2,249,463
    Unearned ESOP compensation                                    (28,840)                       (28,620)
    Shares in treasury - at cost                               (1,021,925)                    (1,050,318)
                                                        ------------------         ----------------------
       Total Shareholders' Equity                               1,479,945                      1,385,433
                                                        ------------------         ----------------------

       Total Liabilities and Shareholders' Equity       $       3,715,234          $           3,080,252
                                                        ==================         ======================

           See notes to condensed consolidated financial statements

                         BECTON, DICKINSON AND COMPANY
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  Thousands of Dollars, Except Per Share Data
                                  (Unaudited)


                                              Three Months Ended                     Nine Months Ended
                                                  June 30,                              June 30,
                                       --------------------------------     ----------------------------------
                                              1998             1997                1998              1997
                                       ---------------  ---------------     ----------------  ----------------
Revenues                                $     833,561    $     706,539       $    2,273,634    $    2,061,545

Cost of products sold                         419,007          352,745            1,137,890         1,048,551
Selling and administrative                    234,418          191,106              619,575           563,090
Research and development                       80,859           57,551              169,285           136,618
Special charges                                90,945                -               90,945                 -
                                         -------------    -------------       --------------    --------------
Total Operating Costs and Expenses            825,229          601,402            2,017,695         1,748,259
                                         -------------    -------------       --------------    --------------

Operating Income                                8,332          105,137              255,939           313,286

Interest expense, net                         (17,526)         (10,116)             (39,194)          (28,126)
Other (expense) income, net                    (1,815)           3,779               (7,112)           11,920
                                         -------------    -------------       --------------    --------------

Income (Loss) Before Income Taxes             (11,009)          98,800              209,633           297,080

Income tax provision (benefit)                 (1,024)          28,652               62,962            86,153
                                         -------------    -------------       --------------    --------------

Net Income (Loss)                       $      (9,985)   $      70,148       $      146,671    $      210,927
                                         =============    =============       ==============    ==============

Earnings (Loss) Per Share:

     Basic                              $        (.09)   $         .57       $         1.18    $         1.70
                                         =============    =============       ==============    ==============

     Diluted                            $        (.09)   $         .54       $         1.12    $         1.62
                                         =============    =============       ==============    ==============

Dividends Per Common Share              $        .145    $         .13       $         .435    $          .39
                                         =============    =============       ==============    ==============

           See notes to condensed consolidated financial statements

                         BECTON, DICKINSON AND COMPANY
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             Thousands of Dollars
                                  (Unaudited)

                                                                                  Nine Months Ended
                                                                                       June 30,
                                                                ------------------------------------------------
                                                                         1998                        1997
                                                                ------------------        ----------------------
 Operating Activities:

   Net income                                                           $ 146,671                     $ 210,927
   Adjustments to Net Income to Derive Net Cash
     Provided by Operating Activities:
       Depreciation and amortization                                      168,889                       154,175
       Non-cash special charges                                            59,308                             -
       Purchased in-process research and development                       30,000                        14,750
       Change in working capital                                          (74,715)                      (76,500)
       Other, net                                                          30,901                        12,885
                                                                ------------------        ----------------------
       Net Cash Provided by Operating Activities                          361,054                       316,237
                                                                ------------------        ----------------------

 Investing Activities:

   Capital expenditures                                                  (138,768)                     (109,411)
   Acquisitions of businesses, net of cash acquired                      (520,768)                     (187,101)
   Proceeds from divestitures of businesses                                     -                        24,343
   Payment received on note receivable                                          -                         4,549
   Change in investments, net                                              (5,138)                       22,323
   Other, net                                                             (48,907)                      (40,870)
                                                                ------------------        ----------------------
       Net Cash Used for Investing Activities                            (713,581)                     (286,167)
                                                                ------------------        ----------------------
 Financing Activities:

   Change in short-term debt                                              413,263                       145,264
   Proceeds of long-term debt                                                   -                        97,838
   Payments of long-term debt                                              (2,524)                     (117,473)
   Issuance of common stock                                                37,593                        26,935
   Repurchase of common stock                                             (44,476)                     (139,230)
   Dividends paid                                                         (56,523)                      (51,217)
                                                                ------------------        ----------------------
       Net Cash Provided by(Used for) Financing Activities                347,333                       (37,883)
                                                                ------------------        ----------------------

 Effect of exchange rate changes on cash and equivalents                   (4,023)                       (6,336)
                                                                ------------------        ----------------------
       Net decrease in cash and equivalents                                (9,217)                      (14,149)

 Opening Cash and Equivalents                                             112,639                       135,151
                                                                ------------------        ----------------------
 Closing Cash and Equivalents                                           $ 103,422                     $ 121,002
                                                                ==================        ======================

                         BECTON, DICKINSON AND COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  Amounts in Thousands, Except Per Share Data
                                 June 30, 1998


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


Note 3 - Acquisition of Business
--------------------------------

In April 1998, the Company completed its acquisition of the Medical Devices Division ("MDD") of The BOC Group, for approximately $452,000 in cash, subject to certain post-closing adjustments. The acquisition was recorded under the purchase method of accounting and, accordingly, MDD's results of operations for the post-acquisition period have been included in the accompanying consolidated financial statements. The Company recorded approximately $360,000 in goodwill, reflecting the allocation of the purchase price to assets acquired and liabilities assumed based on estimated fair values. In connection with this acquisition, certain research and development projects acquired were determined not to have reached technological feasibility. Accordingly, a charge of $30,000 for purchased in-process research and development was included in the third quarter results. The Company's results for the current quarter also included approximately $15,000 in charges associated with the integration of this business.

Note 4 - Restructuring and Other Charges
----------------------------------------

During the third quarter of fiscal year 1998, the Company recorded special charges of $90,945 primarily associated with the restructuring of certain manufacturing operations and the write-down of impaired assets.

The third quarter results also included approximately $11,000 of reengineering charges associated with the enterprise-wide program to upgrade the Company's business systems. The majority of these charges were included in selling and administrative expense. This program will develop a platform of common business practices for the Company and will coordinate the installation of a global software system to provide more efficient access to worldwide business information.



Note 5 - Subsequent Events
--------------------------

On July 28, 1998, the Board of Directors authorized a two-for-one common stock split, payable on August 20, 1998, to shareholders of record on August 10, 1998. The Board of Directors also approved an increase in the authorized common stock from 320,000 shares to 640,000 shares in connection with the stock split. Par value will remain at $1.00 per common share.

On July 29, 1998, the Company issued $200,000 of 6.70% Debentures maturing on August 1, 2028 with an effective yield of 7.08%, including the effects of an interest rate hedge and other financing costs. Interest on the Debentures is payable on February 1 and August 1, beginning February 1, 1999. The Debentures are not redeemable prior to maturity and will not be entitled to any sinking fund. The Company used the net proceeds to repay a portion of its outstanding commercial paper.

Note 6 - Earnings (Loss) per Share
----------------------------------

In 1998, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share". All share and per share data for all periods have been presented and, where necessary, restated to conform to the SFAS No. 128 requirements. The reconciliation between the calculation of basic and diluted earnings (loss) per share follows:

                                                 Three Months Ended      Nine Months Ended
                                                       June 30,               June 30,
                                                ---------------------  ----------------------
                                                   1998       1997        1998        1997
                                                ----------  ---------  ----------  ----------
Net income (loss)                                $ (9,985)  $ 70,148    $146,671    $210,927
Preferred stock dividends                            (803)      (850)     (2,437)     (2,549)
                                                 ---------  ---------   ---------   ---------
Income (loss) applicable to
  common shareholders (A)                         (10,788)    69,298     144,234     208,378

Preferred stock dividends - using
  "if converted" method                                 -        850       2,437       2,549
Additional ESOP contribution -
   using "if converted" method                          -       (287)       (749)       (855)
                                                 ---------  ---------   ---------   ---------

Income (loss) applicable to common
  shareholders after assumed conversions (B)     $(10,788)  $ 69,861    $145,922    $210,072
                                                 =========  =========   =========   =========


Average common shares outstanding (C)             123,302    122,206     122,527     122,724

Dilutive stock equivalents from stock plans             -      4,845       5,133       4,420
Shares issuable upon conversion of
   preferred stock                                      -      2,796       2,682       2,796
                                                 ---------  ---------   ---------   ---------

Average common and common equivalent
  shares outstanding - assuming dilution (D)      123,302    129,847     130,342     129,940
                                                 =========  =========   =========   =========

Basic earnings (loss) per share (A/C)            $  ( .09)  $    .57    $   1.18    $   1.70
                                                 =========  =========   =========   =========

Diluted earnings (loss) per share (B/D)          $  ( .09)  $    .54    $   1.12    $   1.62
                                                 =========  =========   =========   =========

In accordance with SFAS No. 128 requirements, the dilutive effect of potential common shares is not included in the computation of diluted per share amounts when a loss from continuing operations is reported. Accordingly, reported basic and diluted per share amounts are the same for the third quarter of fiscal year 1998.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations.
         --------------


Results of Operations
---------------------

Third Quarter 1998 vs. Third Quarter 1997
-----------------------------------------

Third quarter revenues of $834 million exceeded prior year revenues by 18%. Revenue growth for the quarter was unfavorably affected by the strengthened dollar versus the prior year, which reduced revenues by an estimated $17 million. Excluding the estimated impact of foreign currency translation, revenue growth would have been approximately 20%. Medical Supplies and Devices segment ("Medical") revenues of $474 million increased 24%, or 26% after excluding the estimated impact of unfavorable foreign currency translation. The acquisition of MDD in April 1998, discussed in Note 3 to the Condensed Consolidated Financial Statements ("Financial Statements"), added approximately $40 million to Medical revenues for the quarter. Diagnostic Systems segment ("Diagnostic") revenues of $359 million increased 11%. Adjusting for the estimated impact of unfavorable foreign currency translation, Diagnostic revenues would have increased approximately 14%.

Domestic Medical revenues of $235 million increased 20%. International Medical revenues of $239 million increased 28% primarily due to the acquisition in the current quarter, or 32% after excluding the estimated impact of unfavorable foreign currency translation. Strong growth rates were experienced by all of the major Medical businesses.

Domestic Diagnostic revenues of $207 million increased 14%, aided by prior year acquisitions. International Diagnostic revenues of $153 million increased 7%, but would have increased 14% after excluding the estimated effect of unfavorable foreign currency translation. All of the Diagnostic businesses reported good growth rates.

Excluding the effect of the current quarter's acquisition, the reported gross profit margin of 49.7% would have been almost a full percentage point higher than in the prior year. This improvement in the gross profit margin, excluding the acquisition, over last year's third quarter rate of 50.1% reflects a more profitable mix of products sold as well as continuing productivity improvements.

Selling and administrative expense was $234 million, or 28.1% of revenues. Excluding the effects of the reengineering charges discussed in Note 4 to the Financial Statements and of the acquisition in the current quarter, selling and administrative expense would have been 26.2% of revenues, compared with last year's third quarter ratio of 27.0%.

Investment of $81 million in research and development, which included a charge of $30 million for purchased in-process research and development as described in
Note 3 to the Financial Statements, increased 41% over last year's third quarter amount of $58 million. The prior year's amount also included a charge of $15 million for purchased in-process research and development associated with two acquisitions completed during the third quarter of fiscal year 1997. Excluding the effect of purchased in-process research and development in both years, investment in research and development increased 19%, primarily reflecting the continuation of strategic investments in support of the Company's key businesses.

During the third quarter of fiscal year 1998, the Company recorded special charges of $91 million primarily associated with the restructuring of certain manufacturing operations and the write-down of impaired assets. Implementation of the restructuring plan is expected to be completed by the end of 1999.

Operating income of $8 million decreased from last year's third quarter amount of $105 million. Excluding the impact in the current quarter of the acquisition and the restructuring and other charges, referenced in Notes 3 and 4 to the Financial Statements, respectively, operating margin would have been 18.7%, compared to last year's third quarter operating margin of 17.0%, adjusted to exclude purchased in-process research and development. This improvement reflects an improved gross profit margin as well as a lower selling and administrative expense ratio.

Net interest expense of $18 million was about $7 million higher than last year primarily due to additional borrowings to fund recent acquisitions. Other (expense) income, net decreased $6 million from last year, primarily due to the absence in the current quarter of one-time gains which occurred in the prior year.

Excluding the impact of the acquisition and the restructuring and other charges discussed in Notes 3 and 4 to the Financial Statements, respectively, the third quarter income tax rate was 29%, consistent with last year's rate. The expected rate for the full year is 29%, excluding the impact of the acquisition and the charges.

The Company reported a pretax loss for the quarter of $11 million, which included the unfavorable impact of $147 million associated with the acquisition of MDD, and restructuring and other charges referenced in Notes 3 and 4 to the Financial Statements, respectively. The Company reported a net loss in the current quarter of $10 million compared with net income of $70 million a year ago. After adjusting for the effects of the acquisition and the charges discussed above, net income would have increased 13%. Earnings (loss) per share were $(.09) compared with last year's $.54 on a diluted basis. After adjusting for the effects of the acquisition and the charges discussed above, diluted earnings per share would have been $.73.

Nine Months 1998 vs. Nine Months 1997
-------------------------------------

Revenues of $2.274 billion were 10% higher than last year's revenues of $2.062 billion. After adjusting for the estimated effect of unfavorable foreign currency translation, revenues would have increased approximately 14%. Aided by current year acquisitions, Medical revenues of $1.231 billion increased 11%, or 14% after adjusting for the estimated impact of unfavorable foreign currency translation. Diagnostic revenues of $1.043 billion increased 9% primarily due to the full year impact of prior year acquisitions, or 13% after adjusting for the effect of unfavorable foreign currency translation. Domestic revenues of $1.232 billion increased 15%, also aided by the full year impact of prior year acquisitions. International revenues of $1.041 billion increased 5%, or 12% after excluding the estimated impact of foreign currency translation, primarily due to the current year acquisition of MDD.

The gross profit margin of 50.0% was almost a full percentage point higher than last year's rate of 49.1%. Selling and administrative expense was 27.3% of revenues. Excluding the impact of the reengineering charges discussed in Note 4 to the Financial Statements and the acquisition of MDD in the third quarter, selling and administrative expense would have been 26.6%, lower than last year's rate of 27.3%. Research and development spending of $169 million, which included $30 million of purchased in-process research and development in the third quarter, increased 24% over last year's amount of $137 million. The prior year's amount also included a charge of $15 million for purchased in-process research and development. Excluding the effect of purchased in-process research and development in both years, investment in research and development increased 14%. Operating income of $256 million decreased 18% over the same period last year. Excluding the impact in the current year of the acquisition and the restructuring and other charges, referenced in Notes 3 and 4 to the Financial Statements, respectively, operating margin would have been 17.7%. The prior year's operating margin would have been 15.9% excluding purchased in-process research and development. The reasons for these changes are consistent with those previously discussed in the Third Quarter Results of Operations.

Other (expense) income, net declined $19 million compared with last year, principally due to higher foreign exchange losses and the absence of one-time gains which occurred in the prior year.

Net income was $147 million, including the $106 million unfavorable impact of the acquisition of MDD and the restructuring and other charges discussed in Notes 3 and 4 to the Financial Statements, respectively, compared with $211 million last year. Diluted earnings per share of $1.12 reflect an $.81 impact for these items.

Financial Condition
-------------------

During the first nine months of 1998, cash provided by operations was $361 million, compared with $316 million during the first nine months of last year. Capital expenditures during the first nine months were $139 million compared with $109 million during the first nine months of last year. For the full year, capital expenditures are expected to be approximately $200 million. In the first quarter, the Company acquired a manufacturer of ophthalmic surgical and
anesthesia products for $40 million in cash.   In the second quarter, the
Company acquired the IntelliCode Intelligent Bar Coding Systems division of MedPlus, Inc. and Tru-Fit Marketing Corporation for an aggregate of $25 million in cash and up to 297,760 shares of the Company's common stock, subject to certain post-closing adjustments. In the third quarter, the Company completed its acquisition of MDD for approximately $452 million in cash, as described in
Note 3 to the Financial Statements.

During the first nine months of 1998, total debt increased to $1.213 billion from $798 million principally as a result of the financing for the acquisition in the third quarter. As of June 30, 1998, total debt represented 44.6% of total capital (shareholders' equity, net non-current deferred income tax liabilities, and debt) compared with 37.5% a year ago. In July 1998, the Company issued $200 million of 6.70% Debentures maturing on August 1, 2028, as further discussed in Note 5 to the Financial Statements. The net proceeds of this issuance were used to repay a portion of the Company's outstanding commercial paper. Because of its strong credit rating, the Company believes it has the capacity to arrange significant additional borrowings should the need arise.

During the first nine months of 1998, the Company repurchased 913,500 shares of its common stock for a total expenditure of $44 million. At June 30, 1998, authorization from the Board of Directors remained in effect to reacquire up to an additional 10.6 million shares, although the Company expects to limit its share repurchases for the balance of the year.

At its July 1998 meeting, the Board of Directors authorized a two-for-one stock split and a related increase in the authorized common stock, as further discussed in Note 5 to the Financial Statements.

The Company is currently implementing corrective courses of action needed to
prepare its computer systems for the year 2000.   The Company expects to spend
approximately $6 million to $10 million to modify and replace its existing computer software to ensure proper transaction processing in the year 2000 and beyond. A portion of these costs will represent the redeployment of existing internal resources and, therefore, are not expected to be incremental. The Company will expense the costs to modify existing systems and will capitalize the costs to replace software that is not Year 2000 compliant. The amounts expensed to date have been immaterial and the costs of the Year 2000 project to be incurred over the next eighteen months are not expected to have a material effect on the Company's results of operations or financial position. A comprehensive evaluation of the impact of the Year 2000 issue on both the Company's infrastructure and its interface with suppliers, distributors and customers has been initiated and is expected to be completed in fiscal year 1998. The Company expects its remediation program to be substantially completed by the middle of 1999. The Company's plans to complete its Year 2000 remediation work are based on management's best estimate, considering certain assumptions about future events, including the availability of certain resources, third-party remediation plans and other factors. The Year 2000 issue presents far-reaching implications, some of which cannot be anticipated with any degree of certainty. The Company is actively soliciting statements of compliance from other entities with which it conducts business to determine and minimize the extent of its vulnerability to third parties failing to remediate their own Year 2000 issues on a timely basis. There can be no guarantee, however, that the systems of these other entities will be ready on a timely basis or that any failure in Year 2000 readiness by another entity would not have an adverse effect on the Company's systems. The Company currently is defining and evaluating alternative contingency measures to address issues of non-preparedness so as to avoid any potential disruptions.

In the second quarter of fiscal year 1998, the Board of Directors approved an enterprise-wide systems initiative. This project will develop a platform of common business practices for the Company and will coordinate the installation of a global software system to provide more efficient access to worldwide business information. The initiative is expected to cost $160 million over the next seven years.

On January 1, 1999, the eleven member countries of the European Union will begin the transition to a common currency, the "euro". These participating countries expect the euro transition to be completed by July 1, 2002. The Company expects to have the system modifications necessary to accommodate euro denominated transactions by the end of fiscal year 1998. The Company is currently evaluating the impact of the euro conversion on market risk and price competition. The Company does not expect this conversion to have a material impact on its results of operations, financial condition or cash flows.

The Company, along with a number of other manufacturers, has been named as a defendant in 161 product liability lawsuits related to natural rubber latex that have been filed in various state and Federal courts. Cases pending in Federal court are being coordinated under the matter In re Latex Gloves Products Liability Litigation (MDL Docket No. 1148) in Philadelphia, and analogous procedures have been implemented in the state courts of California, Pennsylvania and New Jersey. Generally, these actions allege that medical personnel have suffered allergic reactions ranging from skin irritation to anaphylaxis as a result of exposure to medical gloves containing natural rubber latex. In 1986, the Company acquired a business which manufactured, among other things, latex surgical gloves. In 1995, the Company divested this glove business. The Company intends to mount a vigorous defense in these lawsuits. The Company is also involved in other legal proceedings and claims which arise in the ordinary course of business, both as a plaintiff and a defendant. In the opinion of the Company, the results of the above matters, individually and in the aggregate, are not expected to have a material effect on its results of operations, financial condition or cash flows.

This interim report on Form 10-Q contains certain forward looking statements
(as defined under Federal securities laws) regarding the Company's performance, including future revenues, products and income, which are based upon current expectations of the Company and involve a number of business risks and uncertainties. Actual results could vary materially from anticipated results described in any forward looking statement. Factors that could cause actual results to vary materially include, but are not limited to, competitive factors, changes in regional, national or foreign economic conditions, changes in interest or foreign currency exchange rates, delays in product introductions, year 2000 issues, and changes in health care or other governmental regulation, as well as other factors discussed herein and in other of the Company's filings with the Securities and Exchange Commission.


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

                          PART II - OTHER INFORMATION
                          ---------------------------


Item 1. Legal Proceedings.
        -----------------

          On October 10, 1997, the New Jersey Department of Environmental Protection ("NJDEP") filed three Notices of Civil Administrative Penalty Assessment against the Company relating to the Company's previously owned Ivers-Lee division. The NJDEP alleged operating exceedences on certain air pollution control equipment, failure to submit required emission reports, and excess usage of certain printing materials, and sought civil administrative penalties totaling $461,200.00. In June 1998, the Company entered into a Consent Order with NJDEP for a full and final settlement of these matters with a payment of a $345,000.00 penalty, without an admission of liability.

          In addition, the Company is a party to a number of federal proceedings in the United States brought under the Comprehensive Environmental Response, Compensation and Liability Act, also known as Superfund, and similar state laws. The Company also is involved in other legal proceedings and claims which arise in the ordinary course of business,
        both as a plaintiff and a defendant.   The results of these matters,
        individually and in the aggregate, are not expected to have a material effect on the Company.


Item 2. Changes in Securities and Use of Proceeds.
        ------------------------------------------

          Pursuant to the terms of the Agreement and Plan of Merger dated January 9, 1998 (the "Merger Agreement") entered into by the Company in connection with its acquisition of Tru-Fit Marketing Corporation, a Massachusetts corporation ("Tru-Fit"), in this quarter the former shareholders of Tru-Fit received an additional 12,406 shares of the Company's common stock, par value $1.00 per share ("Common Stock"). Pursuant to the terms of the Merger Agreement, the former Tru-Fit shareholders may receive up to an additional 37,220 shares of Common Stock, pending resolution of potential post-closing adjustments and indemnification claims to the merger consideration paid under the Merger Agreement.

          The Common Stock issued to the former shareholders of Tru-Fit was offered and sold pursuant to the exemption from registration provided by
        Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"), for transactions not involving a public offering of securities. In connection with the offer and sale, the Company relied upon the fact that the offering was made to only two offerees (the former shareholders of Tru-Fit) and did not involve any general advertising or solicitation, the offerees were sophisticated investors, the size of the offering was small in relation to the Company's market capitalization, and the Company had taken reasonable steps to prevent resale of the Common Stock by the former shareholders of Tru-Fit in violation of the Securities Act.

Item 3.   Defaults Upon Senior Securities.
          --------------------------------

          Not applicable.


Item 4.   Submission of Matters to a Vote of Security Holders.
          ----------------------------------------------------

          Not applicable.


Item 5.   Other Information.
          ------------------

          Not applicable.


Item 6.   Exhibits and Reports on Form 8-K.
          ---------------------------------

         a)  Exhibits

             3(a)(i)   -  Restated Certificate of Incorporation
             3(a)(ii)  -  Amendment to the Restated Certificate of
                          Incorporation, as of August 5, 1996.
             3(a)(iii) -  Amendment to the Restated Certificate of
                          Incorporation, as of August 10, 1998.
             3(b)      -  By-Laws, as amended February 10, 1998.
             27.1      -  Financial Data Schedule.
             27.2      -  Restated Financial Data Schedule.

         b)  Reports on Form 8-K

             During the three-month period ending June 30, 1998, the Company filed two Current Reports on Form 8-K under Item 5 -Other Events:

             (i) In a report dated April 3, 1998, the Company announced the consummation of the acquisition of the Medical Devices Division of Ohmeda, the health care business of The BOC Group, Inc.

             (ii) In a report dated May 21, 1998, the Company
                  announced that its Board of Directors had approved a plan to restructure certain manufacturing and administrative activities.

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


                                         Becton, Dickinson and Company
                                         -----------------------------
                                         (Registrant)

Date     August 13, 1998
         ------------------



                                         /s/ Kenneth R. Weisshaar
                                         ---------------------------------
                                                Kenneth R. Weisshaar
                                          Senior Vice President - Finance
                                            and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                                 EXHIBIT INDEX
                                 -------------



Exhibit
Number          Description                    Method of Filing
--------------  -----------------              ----------------


3(a)(i)        Restated                        Incorporated by reference
               Certificate of                  to Exhibit 3(a) to the
               Incorporation                   registrant's  Annual Report
                                               on Form 10-K for the fiscal
                                               year ended September 30, 1990


3(a)(ii)       Amendment to the                Incorporated by reference
               Restated Certificate            to Exhibit 3(a) to the
               of Incorporation,               registrant's Quarterly Report
               as of August 5, 1996            on Form 10-Q for the period
                                               ended June 30, 1996


3(a)(iii)      Amendment to the                Filed with
               Restated Certificate            this report
               of Incorporation,
               as of August 10, 1998

3(b)           By-Laws, as amended             Incorporated by reference to
               February 10, 1998               Exhibit 3(ii) to the registrant's
                                               Quarterly Report on Form 10-Q for
                                               the quarter ended March 31, 1998

27.1           Financial Data Schedule         Filed with
                                               this report

27.2           Restated Financial Data         Filed with
               Schedule                        this report