Form 10-K
period 1998-09-30
BECTON DICKINSON & CO
filed 1998-12-16
CIK 10795

   AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON DECEMBER 16, 1998

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1998       COMMISSION FILE NUMBER 1-4802


                         BECTON, DICKINSON AND COMPANY
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

              NEW JERSEY                             22-0760120
    (STATE OR OTHER JURISDICTION OF               (I.R.S. EMPLOYER
    INCORPORATION OR ORGANIZATION)               IDENTIFICATION NO.)

            1 BECTON DRIVE                           07417-1880
      FRANKLIN LAKES, NEW JERSEY                     (ZIP CODE)
    (ADDRESS OF PRINCIPAL EXECUTIVE
               OFFICES)

                                (201) 847-6800
             (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                       NAME OF EACH EXCHANGE ON
        TITLE OF EACH CLASS                WHICH REGISTERED
        -------------------            ------------------------
      Common Stock, Par Value $1.00    New York Stock Exchange
      Preferred Stock Purchase Rights  New York Stock Exchange

                       SECURITIES REGISTERED PURSUANT TO
                           SECTION 12(g) OF THE ACT:

                                     NONE

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  As of November 30, 1998, 248,183,293 shares of the registrant's common stock were outstanding and the aggregate market value of such common stock held by nonaffiliates of the registrant was approximately $10,512,801,743.

                      DOCUMENTS INCORPORATED BY REFERENCE

  (1) Portions of the registrant's Annual Report to Shareholders for the fiscal year ended September 30, 1998 are incorporated by reference into Parts I and II hereof.

  (2) Portions of the registrant's Proxy Statement for the Annual Meeting of Shareholders to be held February 9, 1999 are incorporated by reference into
Part III hereof.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                          FORWARD LOOKING STATEMENTS

  This Annual Report on Form 10-K, including information incorporated herein by reference, contains certain forward-looking statements (as defined under federal securities laws) regarding the Company's performance, including future revenues, products and income and events or developments that the Company expects to occur or anticipates occurring in the future. All such statements are based upon current expectations of the Company and involve a number of business risks and uncertainties. Actual results could vary materially from anticipated results described in any forward-looking statement. Factors that could cause actual results to vary materially include, but are not limited to, competitive factors, changes in regional, national or foreign economic conditions, changes in interest or foreign currency exchange rates, delays in product introductions, Year 2000 issues, and changes in health care or other governmental practices or regulation, as well as other factors discussed herein and in other Company filings with the Securities and Exchange Commission.

                                    PART I

ITEM 1.  BUSINESS.

GENERAL

  Becton, Dickinson and Company was incorporated under the laws of the State of New Jersey in November 1906, as successor to a New York business started in 1897. Its executive offices are located at 1 Becton Drive, Franklin Lakes, New Jersey 07417-1880 and its telephone number is (201) 847-6800. All references herein to the "Company" refer to Becton, Dickinson and Company and its domestic and foreign subsidiaries unless otherwise indicated by the context.

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

  Information with respect to revenues, operating income and identifiable assets attributable to each of the Company's business segments and geographic areas of operation, as well as capital expenditures and depreciation and amortization attributable to each of the Company's business segments, appears on pages 44-45 of the Company's Annual Report to Shareholders for the fiscal year ended September 30, 1998 (the "1998 Annual Report"), and is incorporated herein by reference as part of Exhibit 13.

 Medical Supplies and Devices Segment

  The major products in this segment are hypodermic products, specially designed devices for diabetes care, prefillable drug delivery systems, infusion therapy products, elastic support products and thermometers. This segment also includes disposable scrubs, specialty needles and specialty and surgical blades.

 Diagnostic Systems Segment

  The major products in this segment are clinical and industrial microbiology products, sample collection products, flow cytometry systems (including reagents for cellular analysis), tissue culture labware, hematology instruments and other diagnostic systems, including immunodiagnostic test kits.

ACQUISITION OF BUSINESSES

  In December 1997, the Company acquired Visitec, a manufacturer of opthalmic surgical products. In January 1998, the Company acquired the IntelliCode Intelligent Bar Coding Systems division of MedPlus, Inc., a producer of electronic bar coding products. In February 1998, the Company acquired Tru-Fit Marketing Corporation, a manufacturer of sports health care products. In April 1998, the Company acquired the Medical Devices Division ("MDD"), a leading European marketer of intravenous catheters for infusion therapy, from The BOC Group. Also, in May 1998, the Company acquired Concepts in Healthcare, Inc. which provides consulting services to the healthcare industry. In September 1998, the Company acquired Boin Medica Co., Ltd., a Korean manufacturer of medical devices, including hypodermic products. The operating results of these businesses, from their respective dates of acquisition, are reflected in the Consolidated Financial Statements incorporated herein by reference as part of
Exhibit 13.

  In addition, in October 1998, the Company acquired MDI Instruments, Inc., a company with patented electronic devices for the detection of ear fluids and infections, and in December 1998, the Company acquired Glentech, Inc., a reagent developer and manufacturer of cell biology products.

FOREIGN OPERATIONS

  The Company's products are manufactured and sold worldwide. The principal markets for the Company's products outside the United States are Europe, Japan, Mexico, Asia Pacific, Canada and Brazil. The principal products sold by the Company outside of the United States are hypodermic needles and syringes, diagnostic systems, VACUTAINER(R) brand blood collection products, HYPAK(R) brand prefillable syringe systems, and infusion therapy products. The Company has manufacturing operations in Brazil, China, France, Germany, India, Ireland, Japan, Korea, Mexico, Pakistan, Singapore, Spain, Sweden and the United Kingdom, and construction of a hypodermic syringe manufacturing facility in India is scheduled for completion in December 1998.

  Foreign economic conditions and exchange rate fluctuations have caused the profitability from foreign revenues to fluctuate more than the profitability from domestic revenues. The Company believes its activities in some countries outside of the United States involve greater risk than its domestic business due to the foregoing factors, as well as local commercial and economic policies and political uncertainties.

REVENUES AND DISTRIBUTION

  The Company's products and services are marketed in the United States both through independent distribution channels and directly to end-users. The Company's products are marketed outside the United States through independent distributors and sales representatives, and, in some markets, directly to end-users. Sales to a distributor, which supplies the Company's products to many end-users, accounted for approximately 11% of total Company revenues in fiscal 1998, and were from both business segments. Order backlog is not material to the Company's business inasmuch as orders for the Company's products are generally received and filled on a current basis, except for items temporarily out of stock. Substantially all revenue is recognized when products are shipped to customers.

RESEARCH AND DEVELOPMENT

  The Company conducts its research and development activities at its operating units, at Becton Dickinson Technologies in Research Triangle Park, North Carolina and in collaboration with selected universities, medical centers and other entities. The Company also retains individual consultants to support its efforts in specialized fields. The Company spent $217,900,000 on research and development during the fiscal year ended September 30, 1998, and $180,626,000 and $154,220,000, respectively, during the two immediately preceding fiscal years. Research and development spending in fiscal years 1998 and 1997 included the write-off of acquired in-process research and development of $30,000,000 and $14,750,000, respectively.

COMPETITION

  A number of companies, some of which are more specialized than the Company, compete in the medical technology field. In each such case, competition involves only a part of the Company's product lines. Competition in the Company's markets is based on a combination of factors, including price, quality, service, reputation, distribution and promotion. Ongoing investments in research, quality management, quality and product improvement and productivity improvement are required to maintain an advantage in the competitive environments in which the Company operates.

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

INTELLECTUAL PROPERTY AND LICENSES

  The Company owns significant intellectual property, including patents, patent applications, technology, trade secrets, know-how and trademarks in the United States and other countries. The Company is also licensed under domestic and foreign patents, patent applications, technology, trade secrets, know-how and trademarks owned by others. In the aggregate, these intellectual property assets and licenses are of material importance to the Company's business. The Company does not believe, however, that any single patent, technology, trademark, intellectual property asset or license is material in relation to the Company's business as a whole.

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

EMPLOYEES

  As of September 30, 1998, the Company had approximately 21,700 employees, of whom approximately 10,100 were employed in the United States. The Company believes that its employee relations are satisfactory.

ITEM 2.  PROPERTIES.

  The executive offices of the Company are located in Franklin Lakes, New Jersey. The Company owns and leases approximately 11,903,445 square feet of manufacturing, warehousing, administrative and research facilities throughout the world. The domestic facilities, including Puerto Rico, comprise approximately 5,462,325 square feet of owned and 1,664,576 square feet of leased space. The foreign facilities comprise approximately 3,379,136 square feet of owned and 1,397,408 square feet of leased space. Sales offices and distribution centers included in the total square footage are also located throughout the world.

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

  The domestic facilities include facilities in Arizona, California, Colorado, Connecticut, Florida, Georgia, Illinois, Indiana, Louisiana, Maryland, Massachusetts, Michigan, Missouri, Nebraska, New Hampshire, New Jersey, New York, North Carolina, Ohio, Pennsylvania, South Carolina, Tennessee, Texas, Utah, Virginia, Wisconsin, and Puerto Rico.

  The foreign facilities are grouped as follows:

  --Canada includes approximately 68,930 square feet of leased space.

  --Europe and Eastern Europe, Middle East and Africa includes facilities in Austria, Belgium, the Czech Republic, Denmark, England, Finland, France, Germany, Greece, Hungary, Ireland, Italy, Kenya, the Netherlands, Poland, Russia, Saudi Arabia, South Africa, Spain, Sweden, Switzerland, Turkey, and the United Arab Emirates and is comprised of approximately 1,420,000 square feet of owned and 775,330 square feet of leased space.

  --Latin America includes facilities in Argentina, Bolivia, Brazil, Chile, Colombia, Guatemala, Mexico, Panama, Paraguay, Peru, Uruguay, and Venezuela and is comprised of approximately 1,158,010 square feet of owned and 226,940 square feet of leased space.

  --Asia Pacific includes facilities in Australia, China, Hong Kong, India, Indonesia, Japan, Korea, Malaysia, New Zealand, the Philippines, Singapore, South Korea, Taiwan, Thailand, and Vietnam and is comprised of approximately 801,120 square feet of owned and 326,210 square feet of leased space.

  The table below summarizes property information by business segment:

                                            BUSINESS SEGMENT
                                            ----------------
                                     ------------------------------------------
                                                MEDICAL
                                   DIAGNOSTIC SUPPLIES AND
        CATEGORY         CORPORATE  SYSTEMS     DEVICES    MIXED(A)    TOTAL
        --------         --------- ---------- ------------ --------- ----------
Leased
  Facilities............        1         16          45          98        160
  Square feet...........    1,080    330,779     939,285   1,790,840  3,061,984
  Manufacturing square
   footage..............      --      61,802     381,930         --     443,732
  Manufacturing
   facilities...........      --           4           9         --          13

Owned
  Facilities............        6         26          20           9         61
  Square feet...........  471,260  3,187,567   3,645,103   1,537,531  8,841,461
  Manufacturing square
   footage..............      --   1,450,880   2,217,331     473,053  4,141,264
  Manufacturing
   facilities...........      --          21          20           4         45

Total
  Facilities............        7         42          65         107        221
  Square feet...........  472,340  3,518,346   4,584,388   3,328,371 11,903,445
  Manufacturing square
   footage..............      --   1,512,682   2,599,261     473,053  4,584,996
  Manufacturing
   facilities...........      --          25          29           4         58

--------
(A)  Facilities used by both business segments.

ITEM 3. LEGAL PROCEEDINGS.

  The Company, along with a number of other manufacturers, has been named as a defendant in approximately 196 products liability lawsuits related to natural rubber latex that have been filed in various state and Federal courts. Cases pending in Federal Court are being coordinated under the matter In re Latex Gloves Products Liability Litigation (MDL Docket No. 1148) in Philadelphia, and analogous procedures have been implemented in the state courts of California, Pennsylvania and New Jersey. Generally, these actions allege that medical personnel have suffered allergic reactions ranging from skin irritation to anaphylaxis as a result of exposure to medical gloves containing natural rubber latex. In 1986, the Company acquired a business which manufactured, among other things, latex surgical gloves. In 1995, the Company divested this glove business. The Company is vigorously defending these lawsuits.

  The Company, along with another manufacturer and several medical products distributors, has been named as a defendant in nine product liability lawsuits relating to health care workers who allegedly sustained accidental needle sticks, but have not become infected with any disease. The cases have been filed on behalf of an unspecified number of health care workers in nine different states, seeking class action certification under the laws of these states. To date, no class has been certified in any of these cases. The actions are pending in state court in Texas, under the caption Calvin vs. Becton Dickinson et al. (Case No. 342-173329-98, Tarrant County District Court), filed on April 9, 1998; in Federal Court in Ohio, under the caption Grant vs. Becton Dickinson et al. (Case No. C2 98-844, Southern District of
Ohio), filed on July 22, 1998; in state court in California, under the caption Chavez vs. Becton Dickinson (Case No. 722978, San Diego County Superior Court), filed on August 4, 1998; in state court in Illinois, under the caption McCaster vs. Becton Dickinson et al. (Case No. 98L09478, Cook County Circuit Court), filed on August 13, 1998; in state court in Oklahoma, under the caption Palmer vs. Becton Dickinson et al. (Case No. CJ-98-685, Sequoyah County District Court), filed on October 27, 1998; in state court in Alabama, under the caption Daniels vs. Becton Dickinson et al. (Case No. CV 1998 2757, Montgomery County Circuit Court), filed on October 30, 1998; in state court in Florida, under the caption Delgado vs. Becton Dickinson et al. (Case No. 98-5608, Hillsborough County Circuit Court), filed on November 9, 1998; in state court in South Carolina, under the caption Bales vs. Becton Dickinson et al. (Case No. 98-CP-40-4343, Richland County Court of Common Pleas), filed on November 25, 1998; and in state court in New Jersey, under the caption Swartley vs. Becton Dickinson et al. (Case No. L-9449-98, Camden County Superior Court), filed on December 7, 1998.

  Generally, these actions allege that health care workers have sustained needle sticks using hollow-bore needle devices manufactured by the Company and, as a result, require medical testing, counseling and/or treatment. Several actions additionally allege that the health care workers have sustained mental anguish. In addition, in the Chavez matter, the plaintiff asserts a claim for unfair competition, alleging the Company has suppressed the market for safety-engineered products through various means. Plaintiffs seek money damages in all actions. The plaintiff in the Chavez matter, in addition to money damages, seeks disgorgement of profits the Company has purportedly obtained as a result of alleged unfair competition.

  The pending class actions are in preliminary stages. The Company intends to vigorously oppose class certification and defend these lawsuits.

  The Company, along with another manufacturer, a group purchasing organization ("GPO") and three hospitals, has been named as a defendant in an antitrust action brought pursuant to the Texas Free Enterprise Act ("TFEA"). The action is pending in state court in Texas, under the caption Retractable Technologies Inc. vs. Becton Dickinson and Company et al. (Case No. 533*JG98, Brazoria County District Court), filed on August 4, 1998. Plaintiff, a manufacturer of retractable syringes, alleges that the Company's contracts with GPOs exclude plaintiff from the market in syringes and blood collection products, in violation of the TFEA. Plaintiff also alleges that the Company has conspired with other manufacturers to maintain its market share in these products. Plaintiff seeks money damages. The pending action is in preliminary stages. The Company intends to mount a vigorous defense in this action.

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

  On October 10, 1997, the New Jersey Department of Environmental Protection ("NJDEP") filed three Notices of Civil Administrative Penalty Assessment against the Company relating to the Company's previously owned Ivers-Lee division. The NJDEP alleged operating exceedences on certain air pollution control equipment, failure to submit required emission reports, and excess usage of certain printing materials, and sought civil administrative penalties totaling $461,200. In June 1998, the Company entered into a Consent Order with the NJDEP for a full and final settlement of these matters with the payment of a $345,000 penalty, without any admission of liability.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

  Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT (AS OF DECEMBER 1, 1998)

  The following is a list of the executive officers of the Company, their ages and all positions and offices held by each of them during the past five years. There is no family relationship between any of the named persons.

 NAME                          AGE                   POSITION
 ----                          ---                   --------
 Clateo Castellini...........   63 Director, Chairman of the Board, President
                                   and Chief Executive Officer since June 1994,
                                   and prior thereto, Sector President--
                                   Medical.

 John W. Galiardo............   64 Director, Vice Chairman of the Board and
                                   General Counsel since June 1994, and prior
                                   thereto, Vice President and General Counsel.

 Robert F. Adrion............   57 President--Worldwide Infusion Therapy and
                                   Injection Systems since October 1998;
                                   President--Worldwide Infusion Therapy since
                                   October 1995; President--Becton Dickinson
                                   Vascular Access from July 1994 to September
                                   1995; and prior thereto, Vice President--
                                   Research and Development, Becton Dickinson
                                   Vascular Access.

 NAME                          AGE                   POSITION
 ----                          ---                   --------
 Richard Brajer..............   38 President--Worldwide Sample Collection since
                                   October 1998; President--Infusion Therapy
                                   Europe from February 1998 to September 1998;
                                   Vice President/General Manager--Consumer
                                   Products Europe from October 1995 to January
                                   1998; Director, North America Marketing,
                                   Diabetes Health Care from October 1993 to
                                   September 1995; Director, Corporate
                                   Strategic Planning from July 1991 to
                                   September 1993; and prior thereto, Director,
                                   Business Planning and Development Medical
                                   Sector.

 Jean-Luc Butel..............   42 President--Worldwide Consumer Health Care
                                   since October 1998; Vice President/General
                                   Manager, North American Consumer Health Care
                                   from January 1998 to September 1998;
                                   President, Nippon Becton Dickinson from
                                   October 1994 to January 1998; and prior
                                   thereto, General Manager Microbiology,
                                   Nippon Becton Dickinson.

 Gary M. Cohen...............   39 Executive Vice President since July 1998;
                                   President--Becton Dickinson Europe and
                                   Worldwide Sample Collection from October
                                   1997 to June 1998; President--Worldwide
                                   Sample Collection from October 1996 to
                                   September 1997; President--Becton Dickinson
                                   Division/Worldwide Hypodermic from August
                                   1994 to September 1996; Vice President,
                                   Marketing and Development from July 1993 to
                                   July 1994; and prior thereto, Director of
                                   Marketing.

 Vincent L. De Caprio........   48 Senior Vice President and Chief Technology
                                   Officer since October 1996; Senior Vice
                                   President--Planning and Technology from July
                                   1995 to September 1996; Sector President--
                                   Technique Products from October 1994 to June
                                   1995; and prior thereto, President--Becton
                                   Dickinson Vascular Access.

 Vincent A. Forlenza.........   45 President--Worldwide Microbiology Systems
                                   since October 1996; President--Diagnostic
                                   Instrument Systems from October 1995 to
                                   September 1996; and prior thereto, Division
                                   President--Becton Dickinson Advanced
                                   Diagnostics.

 William A. Kozy.............   46 Senior Vice President--Company Manufacturing
                                   since October 1998; President--Worldwide
                                   Injection Systems from October 1996 to
                                   October 1998; President--Worldwide Blood
                                   Collection from July 1995 to September 1996;
                                   and prior thereto, Division President--
                                   Vacutainer Systems.

 Edward J. Ludwig............   47 Executive Vice President since July 1998;
                                   Senior Vice President--Finance and Chief
                                   Financial Officer from July 1995 to June
                                   1998; Vice President--Finance from May 1995
                                   to June 1995; Vice President--Finance and
                                   Controller from January 1995 to May 1995;
                                   and prior thereto, President--Becton
                                   Dickinson Diagnostic Instrument Systems.

 Walter M. Miller............   55 Senior Vice President--Strategy and
                                   Development since October 1996; Senior Vice
                                   President from July 1995 to September 1996;
                                   Sector President--Infectious Disease
                                   Diagnostics from October 1994 to June 1995;
                                   and prior thereto, Sector President--
                                   Diagnostic.

 NAME                          AGE                   POSITION
 ----                          ---                   --------
 Deborah J. Neff.............   45 President--Worldwide Immunocytometry Systems
                                   since October 1996; President--Becton
                                   Dickinson Immunocytometry Systems from
                                   January 1995 to September 1996; Vice
                                   President--General Manager from October 1992
                                   to December 1994; and prior thereto, Vice
                                   President--Operations.

 Mark C. Throdahl............   47 Senior Vice President since July 1995;
                                   Sector President--Drug Delivery from October
                                   1994 to June 1995; President--Nippon Becton
                                   Dickinson from May 1991 to September 1994;
                                   and prior thereto, Director--Corporate
                                   Planning.

 Kenneth R. Weisshaar........   48 Senior Vice President--Finance and Chief
                                   Financial Officer since July 1998;
                                   President--Worldwide Consumer Health Care
                                   from October 1997 to June 1998; Senior Vice
                                   President from July 1995 to September 1997;
                                   Sector President--Cellular Analysis
                                   Diagnostics from October 1994 to June 1995;
                                   President--Becton Dickinson Division from
                                   March 1992 to September 1994; and prior
                                   thereto, Vice President--Planning,
                                   Performance and Development.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

  The Company's common stock is listed on the New York Stock Exchange. As of November 30, 1998, there were approximately 10,058 shareholders of record. The balance of the information required by this item appears under the caption "Common Stock Prices and Dividends" on page 66 of the Company's 1998 Annual Report and is incorporated herein by reference as part of Exhibit 13.

ITEM 6. SELECTED FINANCIAL DATA.

  The information required by this item is included under the caption "Seven-Year Summary of Selected Financial Data" on page 43 of the Company's 1998 Annual Report and is incorporated herein by reference as part of Exhibit 13.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

  The information required by this item is included in the text contained under the caption "Financial Review" on pages 35-42 of the Company's 1998 Annual Report and is incorporated herein by reference as part of Exhibit 13.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

  The information required by this item is included in the text contained on page 37 of the "Financial Review" section of the Company's 1998 Annual Report, and in Notes 1 and 10 to the consolidated financial statements contained in the Company's 1998 Annual Report, and each is incorporated herein by reference as part of Exhibit 13.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

  The information required by this item is included on pages 44-45 and pages 48-64 of the Company's 1998 Annual Report and is incorporated herein by reference as part of Exhibit 13.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

  Not applicable.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

  The information relating to directors required by this item will be contained under the captions "Board of Directors", "Election of Directors" and "Continuing Directors" in a definitive Proxy Statement involving the election of directors which the registrant will file with the Securities and Exchange Commission not later than 120 days after September 30, 1998 (the "Proxy Statement"), and such information is incorporated herein by reference.

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

 (a)(1) Financial Statements

  The following consolidated financial statements of the Company included in the Company's 1998 Annual Report at the pages indicated in parentheses, are incorporated by reference in Item 8 hereof:

  Consolidated Statements of Income--Years ended September 30, 1998, 1997 and 1996 (page 48)

  Consolidated Balance Sheets--September 30, 1998 and 1997 (page 49)

  Consolidated Statements of Cash Flows--Years ended September 30, 1998, 1997 and 1996 (page 50)

  Notes to Consolidated Financial Statements (pages 51-64)

 (a)(2) Financial Statement Schedules

  The following consolidated financial statement schedule of the Company is included herein at the page indicated in parentheses:

  Schedule II--Valuation and Qualifying Accounts (page 16)

  All other schedules for which provisions are made in the applicable accounting regulations of the Securities Exchange Act of 1934 are not required under the related instructions or are inapplicable, and therefore have been omitted.

 (a)(3) Exhibits

  See Exhibit Index on pages 17, 18 and 19 hereof for a list of all management contracts, compensatory plans and arrangements required by this item (Exhibit Nos. 10(a)(i) through 10(m)), and all other Exhibits filed or incorporated by reference as a part of this report.

 (b) Reports on Form 8-K

  On August 4, 1998, the registrant filed a report on Form 8-K for purposes of filing certain agreements and instruments executed in connection with a public offering by the registrant of its 6.7% Debenture due August 1, 2028. On July 27, 1998 the registrant filed a report on Form 8-K (as amended by a report on Form 8-K/A filed by the registrant on July 29, 1998) for purposes of reporting its results of operations for the third quarter ended June 30, 1998. No other reports on Form 8-K were filed by the registrant during the three-month period ended September 30, 1998.

                                  SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          Becton, Dickinson and Company

                                                   /s/ John W. Galiardo
                                          By___________________________________
                                                     JOHN W. GALIARDO
                                              VICE CHAIRMAN OF THE BOARD AND
                                                      GENERAL COUNSEL

Dated: December 16, 1998

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW ON THE 16TH DAY OF DECEMBER, 1998 BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES INDICATED.

                 NAME                                    CAPACITY
                 ----                                    --------
      /s/ Clateo Castellini            Chairman of the Board, President,
______________________________________ Chief Executive Officer and Director
          CLATEO CASTELLINI            (Principal Executive Officer)

     /s/ Kenneth R. Weisshaar          Senior Vice President-Finance and
______________________________________ Chief Financial Officer (Principal Financial
         KENNETH R. WEISSHAAR          and Accounting Officer)

     /s/ Harry N. Beaty, M.D.                            Director
______________________________________
         HARRY N. BEATY, M.D.

     /s/ Henry P. Becton, Jr.                            Director
______________________________________
         HENRY P. BECTON, JR.

      /s/ Albert J. Costello                             Director
______________________________________
          ALBERT J. COSTELLO

    /s/ Gerald M. Edelman, M.D.                          Director
______________________________________
       GERALD M. EDELMAN, M.D.

       /s/ John W. Galiardo                              Director
______________________________________
           JOHN W. GALIARDO

     /s/ Richard W. Hanselman                            Director
______________________________________
         RICHARD W. HANSELMAN

        /s/ Frank A. Olson                               Director
______________________________________
            FRANK A. OLSON

       /s/ James E. Perrella                             Director
______________________________________
          JAMES E. PERRELLA

                 NAME                               CAPACITY
                 ----                               --------
       /s/ Gloria M. Shatto                         Director
______________________________________
           GLORIA M. SHATTO

         /s/ Alfred Sommer                          Director
______________________________________
            ALFRED SOMMER

       /s/ Raymond S. Troubh                        Director
______________________________________
          RAYMOND S. TROUBH

     /s/ Margaretha af Ugglas                       Director
______________________________________
         MARGARETHA AF UGGLAS

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

  In our opinion, the financial statements listed in the accompanying index to financial statements (Item 14(a)) present fairly, in all material respects, the consolidated financial position of Becton, Dickinson and Company at September 30, 1998 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 1998 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                  /s/ Ernst & Young LLP
                                          _____________________________________
                                                     Ernst & Young LLP

Hackensack, New Jersey
November 5, 1998

                         BECTON, DICKINSON AND COMPANY

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                 YEARS ENDED SEPTEMBER 30, 1998, 1997, AND 1996
                             (THOUSANDS OF DOLLARS)

               COL. A                  COL. B    COL. C     COL. D       COL. E
               ------                ---------- --------- ----------   ----------
                                                ADDITIONS
                                                 CHARGED
                                     BALANCE AT TO COSTS               BALANCE AT
                                     BEGINNING     AND                   END OF
            DESCRIPTION              OF PERIOD  EXPENSES  DEDUCTIONS     PERIOD
            -----------              ---------- --------- ----------   ----------
1998
 Against trade receivables:
  For doubtful accounts.............  $20,234    $ 9,406   $ 4,901(A)   $24,739
  For cash discounts................    8,499     33,646    31,366       10,779
                                      -------    -------   -------      -------
   Total............................  $28,733    $43,052   $36,267      $35,518
                                      =======    =======   =======      =======
1997
 Against trade receivables:
  For doubtful accounts.............  $19,608    $ 3,289   $ 2,663(A)   $20,234
  For cash discounts................    8,448     30,532    30,481        8,499
                                      -------    -------   -------      -------
   Total............................  $28,056    $33,821   $33,144      $28,733
                                      =======    =======   =======      =======
1996
 Against trade receivables:
  For doubtful accounts.............  $16,924    $ 6,209   $ 3,525(A)   $19,608
  For cash discounts................    8,122     28,713    28,387        8,448
                                      -------    -------   -------      -------
   Total............................  $25,046    $34,922   $31,912      $28,056
                                      =======    =======   =======      =======

--------
(A)Accounts written off.

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                   DESCRIPTION                          METHOD OF FILING
-------                  -----------                          ----------------
3(a)(i)     Restated Certificate of Incorporation, Incorporated by reference to Exhibit
            as amended January 22, 1990            3(a) to the registrant's Annual Report
                                                   on Form 10-K for the fiscal year ended
                                                   September 30, 1990

3(a)(ii)    Amendment to the Restated Certificate  Incorporated by reference to Exhibit of Incorporation, as of August 5, 1996 3(a) to the registrant's Quarterly
                                                   Report on Form 10-Q for the period
                                                   ended June 30, 1996

3(a)(iii)   Amendment to the Restated Certificate  Incorporated by reference to Exhibit
            of Incorporation, as of August 10,     3(a)(iii) to the registrant's
            1998                                   Quarterly Report on Form 10-Q for the
                                                   period ended June 30, 1998

3(b)        By-Laws, as amended February 10, 1998  Incorporated by reference to Exhibit
                                                   3(ii) to the registrant's Quarterly
                                                   Report on Form 10-Q for the period
                                                   ended March 31, 1998

4(a)        Indenture, dated as of December 1,     Incorporated by reference to Exhibit 4
            1982, between the registrant and       to Registration Statement No. 2-80707
            Manufacturers Hanover Trust Company    on Form S-3 filed by the registrant

4(b)        First Supplemental Indenture, dated as Incorporated by reference to Exhibit
            of May 15, 1986, between the           4(b) to Registration Statement No.
            registrant and Manufacturers Hanover   33-5663 on Form S-3 filed by the
            Trust Company                          registrant

4(c)        Second Supplemental Indenture, dated   Incorporated by reference to Exhibit
            as of January 10, 1995, between the    4(c) to Form 8-K filed by the
            registrant and The Chase Manhattan     registrant on
            Bank (formerly known as Chemical Bank, January 12, 1995
            the successor by merger to
            Manufacturers Hanover Trust Company)

4(d)        Indenture, dated as of March 1, 1997,  Incorporated by reference to Exhibit
            between the registrant and The Chase   4(a) to Form 8-K filed by the
            Manhattan Bank                         registrant on July 31, 1997 (the
                                                   registrant hereby agrees to furnish to
                                                   the Commission upon request a copy of
                                                   any other instruments which define the
                                                   rights of holders of long-term debt of
                                                   the registrant)

4(e)        Rights Agreement, dated as of November Incorporated by reference to Exhibit 1
            28, 1995, between the registrant and   to Form 8-K filed by the registrant on
            First Chicago Trust Company of New     December 14, 1995
            York, which includes as Exhibit A
            thereto, the Form of Right Certificate

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

EXHIBIT
NUMBER                  DESCRIPTION                          METHOD OF FILING
-------                 -----------                          ----------------
10(b)      Certified Resolution authorizing       Incorporated by reference to Exhibit
           certain payments to certain corporate  10(k) to the registrant's Annual officers in the event of a discharge,  Report on Form 10-K for the fiscal
           resignation due to removal from        year ended September 30, 1986
           position or a significant change in
           such officers' respective duties
           within two years after a change in
           control of the registrant

10(c)      Form of Split Dollar Agreement and     Incorporated by reference to Exhibit
           related Collateral Assignment covering 10(e) to the registrant's Annual the providing to corporate officers of Report on Form 10-K for the fiscal
           a life insurance policy in an amount   year ended September 30, 1987
           equal to two times base salary in lieu
           of full participation in the
           registrant's group life insurance
           program

10(d)      Stock Award Plan, as amended and       Incorporated by reference to Exhibit
           restated effective February 11, 1992   10(d) to the registrant's Annual
                                                  Report on Form 10-K for the fiscal
                                                  year ended September 30, 1992

10(e)      1997 Management Incentive Plan         Incorporated by reference to Exhibit
                                                  10(e) to the registrant's Annual
                                                  Report on Form 10-K for the fiscal
                                                  year ended September 30, 1997

10(f)      1982 Unqualified Stock Option Plan, as Incorporated by reference to Exhibit amended and restated February 8, 1994  10(g) to the registrant's Annual
                                                  Report on Form 10-K for the fiscal
                                                  year ended September 30, 1994

10(g)(i)   Salary and Bonus Deferral Plan, as     Incorporated by reference to Exhibit 4
           amended and restated as of August 15,  to Registration Statement No.
           1996                                   333-11885 on Form S-8 filed by the
                                                  registrant

10(g)(ii)  1996 Directors' Deferral Plan          Incorporated by reference to Exhibit 4
                                                  to Registration Statement No.
                                                  333-16091 on Form S-8 filed by the
                                                  registrant

10(h)      1990 Stock Option Plan, as amended and Incorporated by reference to Exhibit
           restated February 8, 1994              10(i) to the registrant's Annual
                                                  Report on Form 10-K for the fiscal
                                                  year ended September 30, 1994

10(i)      Retirement Benefit Restoration Plan    Filed with this report
           and related Benefit Restoration Plan
           Trust, as amended and restated as of
           November 22, 1994

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

10(k) 1995 Stock Option Plan, as amended and Filed with this report restated January 27, 1998

10(l)      1998 Stock Option Plan                 Incorporated by reference to Exhibit
                                                  10.1 to the registrant's Quarterly
                                                  Report on Form 10-Q/A for the period
                                                  ended March 31, 1998

10(m) Australian, French and Spanish addenda Filed with this report to the Becton, Dickinson and Company
           Stock Option Plans

13         Portions of the registrant's Annual    Filed with this report
           Report to Shareholders for fiscal year
           1998

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