Form 10-Q
period 1998-12-31
BECTON DICKINSON & CO
filed 1999-02-09
CIK 10795

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                December 31, 1998
                               -------------------------------------------------

                                    OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934



For the transition period from  ______________________________ to _____________.


Commission file number   001-4802
                       ----------


                         Becton, Dickinson and Company
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)



       New Jersey                                          22-0760120
------------------------                    ---------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)


           1 Becton Drive    Franklin Lakes, New Jersey   07417-1880
           ---------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)



                                (201) 847-6800
                 --------------------------------------------
              (Registrant's telephone number, including area code)



                                      N/A
                 --------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X.  No    .
                                               ---     ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


     Class of Common Stock          Shares Outstanding as of January 31, 1999
     ---------------------          -----------------------------------------
  Common stock, par value $1.00                     249,001,824

                         PART I - FINANCIAL INFORMATION
                         ------------------------------



Item 1.  Financial Statements.
         ---------------------

         Condensed Consolidated Balance Sheets at December 31, 1998 and September 30, 1998

         Condensed Consolidated Statements of Income for the three months ended December 31, 1998 and 1997

         Condensed Consolidated Statements of Cash Flows for the three months ended December 31, 1998 and 1997

         Notes to Condensed Consolidated Financial Statements

                         ITEM 1. FINANCIAL STATEMENTS
                         BECTON, DICKINSON AND COMPANY
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             Thousands of Dollars

                                                              December 31,              September 30,
Assets                                                            1998                      1998
------                                                        ------------              -------------
                                                              (Unaudited)
 Current Assets:
    Cash and equivalents                                      $   128,578               $    83,251
    Short-term investments                                          1,635                     7,390
    Trade receivables, net                                        677,663                   726,558
    Inventories (Note 2):
       Materials                                                  132,191                   122,232
       Work in process                                             90,392                    86,239
       Finished products                                          369,638                   328,320
                                                              ------------              -------------
                                                                  592,221                   536,791
    Prepaid expenses, deferred taxes and other                    189,820                   188,772
                                                              ------------              ------------
       Total Current Assets                                     1,589,917                 1,542,762

 Property, plant and equipment                                  2,781,625                 2,727,023
   Less allowances for depreciation and amortization            1,463,699                 1,424,373
                                                              ------------              ------------
                                                                1,317,926                 1,302,650

 Goodwill, Net                                                    437,935                   412,070
 Other Intangibles, Net                                           335,987                   334,275

 Other                                                            253,466                   254,281
                                                              ------------              ------------

       Total Assets                                           $ 3,935,231               $ 3,846,038
                                                              ============              ============

Liabilities and Shareholders' Equity
------------------------------------

 Current Liabilities:
    Short-term debt                                           $   464,955               $   385,162
    Payables and accrued expenses                                 656,617                   706,751
                                                              ------------              ------------
       Total Current Liabilities                                1,121,572                 1,091,913

 Long-Term Debt                                                   761,547                   765,176

 Long-Term Employee Benefit Obligations                           337,450                   326,620

 Deferred Income Taxes and Other                                   47,940                    48,509

 Commitments and Contingencies                                          -                         -

 Shareholders' Equity:
    Preferred stock                                                48,638                    48,959
    Common stock                                                  332,662                   332,662
    Capital in excess of par value                                  8,989                         -
    Retained earnings                                           2,405,212                 2,350,781
    Unearned ESOP compensation                                    (24,640)                  (24,463)
    Deferred compensation                                           4,970                     4,903
    Shares in treasury - at cost                               (1,012,278)               (1,015,806)
    Accumulated other comprehensive income                        (96,831)                  (83,216)
                                                              ------------              ------------
       Total Shareholders' Equity                               1,666,722                 1,613,820
                                                              ------------              ------------

       Total Liabilities and Shareholders' Equity             $ 3,935,231               $ 3,846,038
                                                              ============              ============


           See notes to condensed consolidated financial statements

                         BECTON, DICKINSON AND COMPANY
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  Thousands of Dollars, Except Per-share Data
                                  (Unaudited)

                                                                         Three Months Ended
                                                                              December 31,
                                                             ----------------------------------------------
                                                                    1998                       1997
                                                             -----------------            -----------------
Revenues                                                     $         768,966            $         701,640

Cost of products sold                                                  385,710                      354,803
Selling and administrative                                             223,116                      199,140
Research and development                                                49,310                       44,630
                                                             -----------------            -----------------

Total Operating Costs and Expenses                                     658,136                      598,573
                                                             -----------------            -----------------

Operating Income                                                       110,830                      103,067

Interest expense, net                                                  (17,871)                     (10,241)
Other income (expense), net                                              1,025                       (2,233)
                                                             -----------------            -----------------

Income Before Income Taxes                                              93,984                       90,593

Income tax provision                                                    17,826                       26,272
                                                             -----------------            -----------------

Net Income                                                   $          76,158            $          64,321
                                                             =================            =================


Earnings Per Share:
------------------

     Basic                                                   $             .30            $             .26
                                                             =================            =================
     Diluted                                                 $             .29            $             .25
                                                             =================            =================

Dividends Per Common Share                                   $            .085            $           .0725
                                                             =================            =================


           See notes to condensed consolidated financial statements

                         BECTON, DICKINSON AND COMPANY
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             Thousands of Dollars
                                  (Unaudited)

                                                                        Three Months Ended
                                                                            December 31,
                                                               --------------------------------------
                                                                  1998                        1997
                                                               ----------                 -----------
Operating Activities:
---------------------

   Net income                                                  $    76,158                $    64,321
   Adjustments to Net Income to Derive Net Cash
     Provided by Operating Activities:
       Depreciation and amortization                                62,688                     52,977
       Change in working capital                                   (67,321)                    34,043
       Other, net                                                   15,340                     12,638
                                                              ------------               ------------
       Net Cash Provided by Operating Activities                    86,865                    163,979
                                                              ------------               ------------

Investing Activities:
---------------------

   Capital expenditures                                            (61,778)                   (43,998)
   Acquisitions of businesses, net of cash acquired                (41,706)                   (39,525)
   Change in investments, net                                        2,895                      7,133
   Other, net                                                      (15,195)                   (12,610)
                                                              ------------               ------------
       Net Cash Used for Investing Activities                     (115,784)                   (89,000)
                                                              ------------               ------------

Financing Activities:
---------------------

   Change in short-term debt                                        75,199                    (30,207)
   Proceeds of long-term debt                                          185                          -
   Payments of long-term debt                                       (4,903)                      (407)
   Issuance of common stock                                          5,701                      5,987
   Repurchase of common stock                                            -                    (42,745)
   Dividends paid                                                        -                       (687)
                                                              ------------               ------------
       Net Cash Provided by(Used for) Financing Activities          76,182                    (68,059)
                                                              ------------               ------------

 Effect of exchange rate changes on cash and equivalents            (1,936)                    (1,082)
                                                              ------------               ------------
       Net increase in cash and equivalents                         45,327                      5,838

 Opening Cash and Equivalents                                       83,251                    112,639
                                                              ------------               ------------
 Closing Cash and Equivalents                                  $   128,578                $   118,477
                                                              ============               ============


           See notes to condensed consolidated financial statements

                         BECTON, DICKINSON AND COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  Amounts in Thousands, Except Per-share Data
                               December 31, 1998



Note 1 - Basis of Presentation
------------------------------

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, in the opinion of the management of the Company, include all adjustments which are of a normal recurring nature, necessary for a fair presentation of financial position and the results of operations and cash flows for the periods presented. However, the financial statements do not include all information and footnotes required for a presentation in accordance with generally accepted accounting principles. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included or incorporated by reference in the Company's 1998 Annual Report on Form 10-K. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year.



Note 2 - Inventory Valuation
----------------------------

An actual valuation of inventory under the LIFO method can be made only at the end of each fiscal year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on management's estimates of expected year-end inventory levels and costs.



Note 3  Comprehensive Income
----------------------------

In the quarter ended December 31, 1998, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income", which specifies the reporting requirements for comprehensive income and its components. Comprehensive income for the Company consists of net income and other comprehensive income, which includes foreign currency translation adjustments and the net change in unrealized gains and losses on investments classified as available-for-sale. Total comprehensive income for the three months ended December 31, 1998 and 1997 was $62,543 and $48,241, respectively.

In accordance with this Statement, accumulated other comprehensive income has been reported as a separate component of shareholders' equity in the current quarter. Prior year information has been reclassified to conform to current year presentation. The adoption of SFAS No. 130 had no effect on the Company's reported results of operations, financial condition or cash flows.

Note 4 - Earnings per Share
---------------------------

The following table sets forth the computations of basic and diluted earnings per share, restated to reflect the 1998 two-for-one stock split:

                                                 Three Months Ended
                                                     December 31,
                                            -----------------------------
                                                1998             1997
                                            ------------     ------------
Net income                                      $ 76,158         $ 64,321
Preferred stock dividends                           (790)            (825)
                                                --------         --------
Income available to
  common shareholders (A)                         75,368           63,496

Preferred stock dividends - using
  "if converted" method                              790              825
Additional ESOP contribution -
   using "if converted" method                      (202)            (252)
                                                --------         --------

Income available to common
  shareholders after assumed conversions (B)    $ 75,956         $ 64,069
                                                ========         ========


Average common shares outstanding (C)            248,320          243,624

Dilutive stock equivalents from stock plans       11,823            7,466
Shares issuable upon conversion of
   preferred stock                                 5,276            5,484
                                                --------         --------

Average common and common equivalent
  shares outstanding - assuming dilution (D)     265,419          256,574
                                                ========         ========

Basic earnings per share (A/C)                  $    .30         $    .26
                                                ========         ========

Diluted earnings per share (B/D)                $    .29         $    .25
                                                ========         ========


Note 5 - Contingencies
----------------------

The Company is involved, both as a plaintiff and a defendant, in various legal proceedings which arise in the ordinary course of business, including product liability and environmental matters. In the opinion of the Company, the results of these matters, individually and in the aggregate, are not expected to have a material impact on its results of operations, financial condition or cash flows.

The Company has developed a Company-wide Year 2000 plan (the "Plan") to, among other things, prepare its computer equipment and software and devices with date-sensitive embedded technology for the year 2000. The estimated costs of the Company's Plan and the dates by which the Company believes it will have completed each phase of the Plan, are based upon management's best estimates, which rely upon numerous assumptions regarding future events, including the continued availability of certain resources, third-party remediation plans, and other factors. These estimates, however, may prove not to be accurate, and actual results could differ materially from those anticipated. Factors that could result in material differences include, without limitation, the availability and cost of personnel with appropriate training and experience, the ability to identify, assess, remediate and test all relevant computer codes and embedded technology, and similar uncertainties. In addition, Year 2000-related issues may lead to possible third-party claims, the impact of which cannot yet be estimated. No assurance can be given that the aggregate cost of defending and resolving such claims, if any, would not have a material adverse effect on the Company.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations
         -------------


Results of Operations
---------------------

First quarter revenues of $769 million exceeded prior year revenues by 10%. Revenue growth for the quarter was unfavorably affected by the strengthened dollar versus the prior year, which reduced revenues by an estimated $4 million. Medical Supplies and Devices segment ("Medical") revenues of $425 million increased 14%, and Diagnostic Systems segment ("Diagnostic") revenues of $344 million increased 4%.

Domestic Medical revenues of $193 million decreased 4%. This growth rate was unfavorably affected by a decrease in revenues for the diabetes health care business compared to the first quarter last year, when unusually high revenue growth in advance of a January 1998 price increase was reported. International Medical revenues of $233 million increased 35%, reflecting good growth in the infusion therapy and prefillable syringe businesses. The growth in the infusion therapy business was largely due to sales resulting from the acquisition of the Medical Devices Division of The BOC Group in the third quarter of last year. Excluding the estimated unfavorable impact of foreign currency translation, Medical revenue growth outside the United States would have been approximately 37%.

Domestic Diagnostic revenues of $187 million decreased 1%. International Diagnostic revenues of $157 million increased 11%, or 12% excluding the estimated unfavorable impact of foreign currency translation. Good revenue growth was achieved in the flow cytometry, sample collection, and tissue culture businesses, both in the United States and on a worldwide basis. The infectious disease diagnostic business continues to be adversely affected by cost containment in testing in the United States.

The gross profit margin increased to 49.8% compared with last year's first quarter rate of 49.4%, reflecting continuing productivity improvements. Selling and administrative expense of $223 million was 29% of revenues. This ratio is higher than last year's first quarter ratio of 28.4% primarily due to expenses related to recent acquisitions and reengineering charges associated with the enterprise-wide business systems upgrade program. Investment of $49 million in research and development increased 10% over last year's first quarter expenditures, primarily reflecting the continuation of strategic investments in support of the Company's key businesses.

Operating income of $111 million increased 8% from last year's first quarter amount of $103 million. Operating margin was 14.4% compared to last year's first quarter operating margin of 14.7%.

Net interest expense of $18 million was $8 million higher than last year primarily due to additional borrowings to fund recent acquisitions. Other income, net was $1 million compared with other expense, net of $2 million last year. This change was principally due to amounts recognized in connection with the termination of a third-party supply agreement, and certain other contractual matters.

The first quarter income tax rate was 19%, which included a favorable $7 million tax judgment in Brazil, compared with 29% a year ago. The Company expects its full year reported tax rate to be about 25%, reflecting the aforementioned tax judgment as well as a more favorable forecasted mix in income among tax jurisdictions.

Net income was $76 million compared with $64 million a year ago, an increase of 18%. Diluted earnings per share of $.29 increased 16% compared with last year's $.25. The impact of unfavorable foreign currency translation reduced diluted earnings per share by an estimated one cent.


Financial Condition
-------------------

During the first quarter of 1999, cash provided by operations was $87 million compared to $164 million during the first quarter of last year. This decrease reflects inventory replenishment following a strong fiscal 1998 fourth quarter. Capital expenditures during the quarter were $62 million compared with $44 million during the first quarter of last year. For the full year, the Company expects capital expenditures to be about $225 million.

During the first quarter of 1999, the Company completed the acquisitions of two businesses for an aggregate purchase price of $42 million, net of cash acquired, subject to certain post-closing adjustments.

As of December 31, 1998, total debt of $1.2 billion represented 42.2% of total capital (shareholders' equity, net non-current deferred income tax liabilities, and debt), an increase from 35.3% a year ago due to additional borrowings to fund acquisitions. Because of its strong credit rating, the Company believes it has the capacity to arrange significant additional borrowings should the need arise.

At its November 1998 meeting, the Board of Directors increased the Company's quarterly dividend from $.0725 to $.085 per common share.

On January 1, 1999, the eleven member countries of the European Union began the transition to the euro as a common currency. The Company had completed the necessary system modifications to accommodate euro-denominated transactions with suppliers and customers by this transition date and is continuing to convert historical information from the respective national currencies to the euro. The Company currently is evaluating the impact of the euro conversion on market risk and price competition. The Company does not expect this conversion to have a material impact on its results of operations, financial condition or cash flows.

Recently, Brazil's currency has depreciated significantly against the dollar. All of the Company's Brazilian Real foreign exchange transaction exposures were hedged prior to the devaluation of the currency through foreign exchange forward contracts and foreign currency options.

Year 2000 Readiness Disclosure
------------------------------

As described more fully in its 1998 annual report on Form 10-K, the Company has developed and is well into implementing a Company-wide Year 2000 plan (the "Plan") with the intent to ensure that its computer equipment and software and devices with date-sensitive embedded technology will be able to distinguish between the year 1900 and the year 2000 and will function properly with respect to all dates, whether in the twentieth or twenty-first centuries (such functionality is hereafter referred to as being "Year 2000 compliant"). The table set forth below summarizes, by focus area, the status and projected dates of completion as of February 1, 1999 for each of the related tasks:

                    Estimated % of Completion/Projected Date of Completion
---------------------------------------------------------------------------------------------------
                                                               3rd Party
    Focus Area           IT Systems        Non-IT Systems      Considerations         Products
===================================================================================================
Identification and         100%/               100%/               100%/               100%/
 Assessment of           Completed           Completed           Completed           Completed
 Year 2000 Issues
---------------------------------------------------------------------------------------------------
Prioritization of          100%/               100%/               100%/               100%/
 Identified Issues       Completed           Completed           Completed           Completed
---------------------------------------------------------------------------------------------------
Assessment of              100%/               100%/                30%/               100%/
 Compliance              Completed           Completed         September 1999        Completed
---------------------------------------------------------------------------------------------------
Remediation                 70%/                40%/                5% /                75%/
                       September 1999        June 1999         September 1999        June 1999
---------------------------------------------------------------------------------------------------
Testing                     45%/                20%/                 - /                75%/
                       September 1999        June 1999         September 1999        July 1999
---------------------------------------------------------------------------------------------------
Contingency and              - /                 - /                 - /                50%/
 Business              September 1999        June 1999         September 1999         May 1999
 Continuation Plans
---------------------------------------------------------------------------------------------------

The total cost of the Company's Year 2000 Plan is not expected to be material to the Company's financial condition. The estimated total cost of the Plan is approximately $15 million, and is being funded through operating cash flows. As of December 31, 1998, the Company had incurred to date approximately $4.5 million in costs related to its Year 2000 identification, assessment, remediation, and testing efforts. Of the total remaining anticipated costs of the Plan, approximately $1 million is attributable to the purchase of new software and hardware and approximately $4 million is attributable to contingency and business continuation plans. The remaining $5.5 million relates to the repair, reprogramming or modification of hardware and software, of which approximately $3 million represents the redeployment of existing resources.
None of the Company's other information technology projects have been delayed or deferred as a result of the implementation of the Plan.

The Company presently believes it has an effective plan in place to anticipate and resolve any potential Year 2000 issues in a timely manner. In the event, however, that the Company does not properly identify Year 2000 issues or the compliance assessment, remediation and testing is not conducted on a timely basis with respect to the Year 2000 issues that are identified, there can be no assurance that Year 2000 issues will not materially and adversely affect the Company's results of operations or relationships with third parties. In addition, disruptions in the economy generally resulting from Year 2000 issues also could materially and adversely affect the Company. The amount of potential liability and lost revenue that would be reasonably likely to result from the failure by the Company and certain key third parties to achieve Year 2000 compliance on a timely basis cannot be reasonably estimated at this time. A contingency plan has not yet been developed for dealing with the most reasonably likely worst case scenario, and such scenario has not yet been clearly identified. The Company expects to complete its analysis and contingency planning by September 30, 1999.

The estimated costs of the Company's Plan, and the dates by which the Company believes it will have completed each of the phases of the Plan, are based upon management's best estimates, which rely upon numerous assumptions regarding future events, including the continued availability of certain resources, third-party remediation plans, and other factors. These estimates, however, may prove not to be accurate, and actual results could differ materially from those anticipated. Factors that could result in material differences include, without limitation, the availability and cost of personnel with the appropriate training and experience, the ability to identify, assess, remediate and test all relevant computer codes and embedded technology, and similar uncertainties. In addition, Year 2000-related issues may lead to possible third-party claims, the impact of which cannot yet be estimated. No assurance can be given that the aggregate cost of defending and resolving such claims, if any, would not have a material adverse effect on the Company.

Adoption of New Accounting Standards
------------------------------------

In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information".
This Statement establishes a new method by which companies will report operating segment information. This method is based on the manner in which management organizes the segments within a company for making operating decisions and assessing performance. As required by the Statement, the Company will adopt the provision of SFAS No. 131 in its fiscal year-end 1999 financial statements and may report different operating segments.

In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pension and Other Postretirement Benefits". This Statement standardizes the disclosure requirements, requires additional information on changes in benefit obligations and fair values of plan assets, and eliminates certain disclosures. As required by the Statement, the Company will adopt the new disclosure rules in its fiscal year-end 1999 financial statements.

In April 1998, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 98-5 "Reporting on the Costs of Start-Up Activities". The Company is required to adopt the provisions of this Statement no later than its fiscal year 2000. This SOP provides guidance on the financial reporting of start-up and organization costs and requires such costs, as defined, to be expensed as incurred. Adoption of this Statement is not expected to have a material impact on the Company's results of operations or financial condition.

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The Company is required to adopt the provisions of this Statement no later than its fiscal year 2000. This Statement requires that all derivatives be recorded in the balance sheet as either an asset or liability measured at fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The Company is in the process of evaluating this Statement and has not yet determined the future impact on the Company's consolidated financial statements.

Forward-Looking Statements
--------------------------

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



Item 3.  Quantitative and Qualitative Disclosures About Market Risk.
         -----------------------------------------------------------

         There have been no material changes in information reported since the fiscal year ended September 30, 1998.

                          PART II - OTHER INFORMATION
                          ---------------------------

Item 1. Legal Proceedings.
        -----------------

        The Company is involved, both as a plaintiff and a defendant, in various legal proceedings which arise in the ordinary course of business, including product liability and environmental matters.

        As described more fully in the Company's 1998 annual report on Form 10-K, the Company, along with a number of other manufacturers, has been named as a defendant in approximately 214 product liability lawsuits related to natural rubber latex that have been filed in various state and Federal courts. Cases pending in Federal court are being coordinated under the matter In re Latex Gloves Products Liability Litigation (MDL Docket No. 1148) in Philadelphia, and analogous procedures have been implemented in the state courts of California, Pennsylvania and New Jersey. The Company is vigorously defending these lawsuits.

        The Company has been named as a defendant in ten product liability lawsuits relating to health care workers who allegedly sustained accidental needle sticks, but have not become infected with any disease. Another manufacturer and several medical product distributors also have been named as defendants in most of these cases. The cases have been filed on behalf of an unspecified number of health care workers in ten different states, seeking class action certification under the laws of these states. To date no class has been certified in any of these cases. The actions filed during the first quarter of fiscal 1999 are pending in state court in Florida, under the caption Delgado vs. Becton Dickinson et al. (Case No. 98-5608, Hillsborough County Circuit Court), filed on October 27, 1998; in state court in Oklahoma, under the caption Palmer vs. Becton Dickinson et al. (Case No. CJ-98-685, Sequoyah County District Court), filed on October 27, 1998; in state court in Alabama, under the caption Daniels vs. Becton Dickinson et al. (Case No. CV 1998 2757 Montgomery County Circuit Court), filed on October 30, 1998; in state court in South Carolina, under the caption Bales vs. Becton Dickinson et al. (Case No. 98-CP-40-4343, Richland County Court of Common Pleas), filed on November 25, 1998; in state court in Pennsylvania, under the caption Snodgrass vs. Becton Dickinson et al. (Case No. 03474, Philadelphia County Court of Common Pleas), filed on November 27, 1998; and in state court in New Jersey, under the caption Swartley vs. Becton Dickinson et al. (Case No. L-009449-98, Camden County Superior Court), filed on December 7, 1998.

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

Item 2. Changes in Securities and Use of Proceeds.
        ------------------------------------------

        Not applicable.


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


Item 6. Exhibits and Reports on Form 8-K.
        ---------------------------------

        a)  Exhibits

            27  - Financial Data Schedule.

        b)  Reports on Form 8-K

            During the three-month period ended December 31, 1998, the Company filed one Current Report on Form 8-K under Item 5 - Other Events concerning the announcement of its results for the fiscal year ended September 30, 1998. This report was dated November 6, 1998.

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



                                   Becton, Dickinson and Company
                                   -----------------------------
                                           (Registrant)

Date     February 9, 1999
         ----------------




                                         /s/ Kenneth R. Weisshaar
                                --------------------------------------
                                         Kenneth R. Weisshaar

                     Senior Vice President - Finance and Chief Financial Officer
                             (Principal Financial and Accounting Officer)

                                 EXHIBIT INDEX
                                 -------------

Exhibit
Number          Description                                Method of Filing
--------------------------------------------------------------------------------


 27             Financial Data Schedule                       Filed with
                                                              this report