Form 10-Q
period 1999-03-31
BECTON DICKINSON & CO
filed 1999-05-13
CIK 10795

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended             March 31, 1999
                              ---------------------------------------
                                           OR
[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _____________________

Commission file number  001-4802
                       ----------

                         Becton, Dickinson and Company
   -------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

          New Jersey                                   22-0760120
----------------------------------      --------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
 incorporation or organization)

            1 Becton Drive  Franklin Lakes, New Jersey  07417-1880
   -------------------------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                (201) 847-6800
   -------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


                                      N/A
   -------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X. No .
                                              ---    ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Class of Common Stock              Shares Outstanding as of April 30, 1999
     ---------------------              ---------------------------------------
 Common stock, par value $1.00                       249,713,700

                         PART I - FINANCIAL INFORMATION
                         ------------------------------


Item 1.  Financial Statements.
         ---------------------

         Condensed Consolidated Balance Sheets at March 31, 1999 and September 30, 1998

         Condensed Consolidated Statements of Income for the three and six months ended March 31, 1999 and 1998

         Condensed Consolidated Statements of Cash Flows for the six months ended March 31, 1999 and 1998

         Notes to Condensed Consolidated Financial Statements

                         ITEM 1. FINANCIAL STATEMENTS
                         BECTON, DICKINSON AND COMPANY
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             Thousands of Dollars

                                                             March 31,    September 30,
Assets                                                         1999           1998
------                                                       --------     ------------
                                                            (Unaudited)
Current Assets:
 Cash and equivalents                                    $     73,855     $     83,251
 Short-term equivalents                                         7,941            7,390
 Trade receivables, net                                       754,266          726,558
 Inventories (Note 2):
  Materials                                                   144,994          122,232
  Work in progress                                             91,472           86,239
  Finished products                                           363,182          328,320
                                                         ------------     ------------
                                                              599,648          536,791
 Prepaid expenses, deferred taxes and other                   197,860          188,772
                                                         ------------     ------------
    Total Current Assets                                    1,633,570        1,542,762

Property, plant and equipment                               2,785,891        2,727,023
 Less allowances for depreciation and amortization          1,459,160        1,424,373
                                                         ------------     ------------
                                                            1,326,731        1,302,650

Goodwill, Net                                                 464,317          412,070
Other Intangibles, Net                                        412,367          334,275

Other                                                         294,996          254,281
                                                         ------------     ------------
    Total Assets                                         $  4,131,981     $  3,846,038
                                                         ============     ============

Liabilities and Shareholders' Equity
------------------------------------

Current Liabilities:
 Short-term debt                                         $    658,396     $    385,162
 Payables and accrued expenses                                640,976          706,751
                                                         ------------     ------------
    Total Current Liabilities                               1,299,372        1,091,913

Long-Term Debt                                                760,750          765,176

Long-Term Employee Benefit Obligations                        335,380          326,620

Deferred Income Taxes and Other                                52,157           48,509

Commitments and Contingencies                                       -                -

Shareholders' Equity:
 Preferred stock                                               48,217           48,959
 Common stock                                                 332,662          332,662
 Capital in excess of par value                                22,588                -
 Retained earnings                                          2,473,035        2,350,781
 Unearned ESOP compensation                                   (24,817)         (24,463)
 Deferred compensation                                          5,646            4,903
 Shares in treasury - at cost                              (1,005,875)      (1,015,806)
 Accumulated other comprehensive income                      (167,134)         (83,216)
                                                         ------------     ------------
    Total Shareholders' Equity                              1,684,322        1,613,820
                                                         ------------     ------------

    Total Liabilities and Shareholders' Equity           $  4,131,981     $  3,846,038
                                                         ============     ============

           See notes to condensed consolidated financial statements

                          BECTON, DICKINSON AND COMPANY
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                   Thousands of Dollars, Except Per-share Data
                                   (Unaudited)

                                                     Three Months Ended                     Six Months Ended
                                                         March 31,                              March 31,
                                              ---------------------------------    ------------------------------------
                                                      1999             1998                1999               1998
                                              ----------------  ---------------    -----------------  -----------------
Revenues                                      $       873,964    $     738,433      $     1,642,930   $      1,440,073

Cost of products sold                                 429,260          364,080              814,970            718,883
Selling and administrative                            233,004          186,017              456,120            385,157
Research and development                               67,251           43,796              116,561             88,426
                                                --------------    -------------       --------------    ---------------

Total Operating Costs and Expenses                    729,515          593,893            1,387,651          1,192,466
                                                --------------    -------------       --------------    ---------------

Operating Income                                      144,449          144,540              255,279            247,607

Interest expense, net                                 (18,758)         (11,427)             (36,629)           (21,668)
Other income (expense), net                             1,460           (3,064)               2,485             (5,297)
                                                --------------    -------------       --------------    ---------------

Income Before Income Taxes                            127,151          130,049              221,135            220,642

Income tax provision                                   37,037           37,714               54,863             63,986
                                                --------------    -------------       --------------    ---------------

Net Income                                    $        90,114    $      92,335      $       166,272   $        156,656
                                                ==============    =============       ==============    ===============


Earnings Per Share:

     Basic                                    $           .36   $          .37      $           .66   $            .63
                                                ==============    =============       ==============    ===============
     Diluted                                  $           .34   $          .35      $           .63   $            .60
                                                ==============    =============       ==============    ===============
Dividends Per Common Share                    $          .085   $        .0725      $           .17   $           .145
                                                ==============    =============       ==============    ===============

           See notes to condensed consolidated financial statements

                          BECTON, DICKINSON AND COMPANY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              Thousands of Dollars
                                   (Unaudited)

                                                                                           Six Months Ended
                                                                                               March 31,
                                                                          -----------------------------------------
                                                                                 1999                   1998
                                                                          ------------------      -----------------
 Operating Activities:

   Net income                                                             $         166,272       $        156,656
   Adjustments to Net Income to Derive Net Cash
     Provided by Operating Activities:
       Depreciation and amortization                                                128,484                108,710
       Purchased in-process research and development                                 16,800                      -
       Change in working capital                                                   (204,207)               (40,869)
       Other, net                                                                    17,708                 17,245
                                                                          ------------------      -----------------
       Net Cash Provided by Operating Activities                                    125,057                241,742
                                                                          ------------------      -----------------

 Investing Activities:

   Capital expenditures                                                            (132,855)               (89,945)
   Acquisitions of businesses, net of cash acquired                                (153,247)               (64,838)
   Change in investments, net                                                       (18,159)                 7,308
   Other, net                                                                       (59,546)               (42,693)
                                                                          ------------------      -----------------
       Net Cash Used for Investing Activities                                      (363,807)              (190,168)
                                                                          ------------------      -----------------

 Financing Activities:

   Change in short-term debt                                                        371,349                  4,648
   Proceeds of long-term debt                                                           185                      -
   Payments of long-term debt                                                      (108,395)                  (759)
   Issuance of common stock                                                          15,383                 29,079
   Repurchase of common stock                                                             -                (44,476)
   Dividends paid                                                                   (43,163)               (37,044)
                                                                          ------------------      -----------------
       Net Cash Provided by (Used for) Financing Activities                         235,359                (48,552)
                                                                          ------------------      -----------------

 Effect of exchange rate changes on cash and equivalents                             (6,005)                (2,550)
                                                                          ------------------      -----------------
       Net (decrease) increase in cash and equivalents                               (9,396)                   472

 Opening Cash and Equivalents                                                        83,251                112,639
                                                                          ------------------      -----------------
 Closing Cash and Equivalents                                             $          73,855       $        113,111
                                                                          ==================      =================

           See notes to condensed consolidated financial statements

                         BECTON, DICKINSON AND COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  Amounts in Thousands, Except Per-share Data
                                 March 31, 1999


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


Note 3 - Comprehensive Income
-----------------------------

Effective October 1, 1998, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income", which specifies the reporting requirements for comprehensive income and its components. Comprehensive income for the Company includes the following:

                                              Three Months Ended       Six Months Ended
                                                    March 31,               March 31,
                                            ----------------------  ----------------------
                                               1999        1998        1999        1998
                                            ----------  ----------  ----------  ----------

   Net income                                $ 90,114    $ 92,335    $166,272    $156,656
   Foreign currency translation
     adjustments                              (72,785)    (21,219)    (79,667)    (37,299)
   Unrealized gain (loss) on investments        2,482           -      (4,251)          -
                                             --------    --------    --------    --------

     Total Comprehensive Income              $ 19,811    $ 71,116    $ 82,354    $119,357
                                             ========    ========    ========    ========


In accordance with the requirements of this Statement, accumulated other comprehensive income has been reported as a separate component of shareholders' equity in the current quarter. Prior year information has been reclassified to conform to current year presentation. The adoption of SFAS No. 130 had no effect on the Company's reported results of operations, financial condition or cash flows.


Note 4 - Earnings per Share
---------------------------

The following table sets forth the computations of basic and diluted earnings per share, restated to reflect the 1998 two-for-one stock split:


                                                  Three Months Ended       Six Months Ended
                                                        March 31,               March 31,
                                                ----------------------  ----------------------
                                                   1999        1998        1999        1998
                                                ----------  ----------  ----------  ----------

Net income                                       $ 90,114    $ 92,335    $166,272    $156,656
Preferred stock dividends                            (785)       (809)     (1,576)     (1,634)
                                                 --------    --------    --------    --------
Income available to
  common shareholders (A)                          89,329      91,526     164,696     155,022

Preferred stock dividends - using
  "if converted" method                               785         809       1,576       1,634
Additional ESOP contribution -
   using "if converted" method                       (201)       (245)       (405)       (500)
                                                 --------    --------    --------    --------

Income available to common
  shareholders after assumed conversions (B)     $ 89,913    $ 92,090    $165,867    $156,156
                                                 ========    ========    ========    ========


Average common shares outstanding (C)             249,276     244,952     248,793     244,282

Dilutive stock equivalents from stock plans        10,308      10,298      11,291       9,450
Shares issuable upon conversion of
   preferred stock                                  5,230       5,428       5,230       5,428
                                                 --------    --------    --------    --------

Average common and common equivalent
  shares outstanding - assuming dilution (D)      264,814     260,678     265,314     259,160
                                                 ========    ========    ========    ========

Basic earnings per share (A/C)                   $    .36    $    .37    $    .66    $    .63
                                                 ========    ========    ========    ========

Diluted earnings per share (B/D)                 $    .34    $    .35    $    .63    $    .60
                                                 ========    ========    ========    ========

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

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations
         -------------


Results of Operations
---------------------

Second Quarter 1999 vs. Second Quarter 1998
-------------------------------------------

Second quarter revenues of $874 million exceeded prior year revenues by 18%. Recent acquisitions contributed to this growth. Revenue growth for the quarter was also favorably affected by the weakening of the dollar versus the prior year, which increased revenues by an estimated $12 million.

Medical Supplies and Devices segment ("Medical") revenues of $484 million increased 26%. Excluding the estimated favorable impact of foreign currency translation, Medical revenues would have increased approximately 25%. These revenues reflected strong growth from the Company's infusion therapy business, which included $45 million from the April 1998 acquisition of the medical device business ("MDD") of the BOC Group. This segment's performance also reflects significant growth in diabetes health care revenues primarily due to unusually low revenues in the prior year's second quarter following a January 1998 price increase.

Diagnostic Systems segment ("Diagnostic") revenues of $390 million increased 10%, or 8% after excluding the estimated favorable impact of foreign currency translation. Included in this segment's results were strong performances from the flow cytometry, sample collection and tissue culture businesses.

Domestic Medical revenues of $226 million increased 14%. International Medical revenues of $257 million increased 40%, or 36% after excluding the estimated favorable impact of foreign currency translation. Recent acquisitions contributed to both the domestic and international revenue growth for this segment.

Domestic Diagnostic revenues of $212 million increased 4%. The growth rate of the infectious diagnostic disease business was adversely affected by cost containment in testing in the United States. International Diagnostic revenues of $179 million increased 18%, which included strong performances by the sample collection, flow cytometry, and infectious disease diagnostic businesses. International Diagnostic revenues would have increased 14% after excluding the estimated favorable impact of foreign currency translation.

The gross profit margin increased to 50.9% compared with last year's second quarter rate of 50.7%, reflecting a more profitable mix of products sold as well as continuing productivity improvements. Selling and administrative expense of $233 million was 26.7% of revenues. This ratio is higher than last year's second quarter ratio of 25.2% and reflects expenses related to recent acquisitions and reengineering charges associated with the enterprise-wide business systems upgrade program. Investment of $67 million in research and development increased 54% over last year's second quarter expenditures of $44 million. The current quarter's expenditures included a $15 million charge for purchased in-process research and development associated with an acquisition completed this quarter. Excluding this one-time charge, investment in research and development increased 19% over last year's second quarter.

Operating income was $144 million compared with last year's second quarter amount of $145 million. Operating margin was 16.5% compared to last year's second quarter operating margin of 19.6%, reflecting the increase in operating expenses discussed earlier.

Net interest expense of $19 million was $7 million higher than last year primarily due to additional borrowings to fund recent acquisitions. Other income, net was $1 million compared with other expense, net of $3 million in the prior year's quarter, primarily due to lower foreign exchange losses in the current quarter.

The second quarter income tax rate was 29%, about the same as a year ago, despite the lack of tax benefit associated with the $15 million charge for purchased in-process research and development discussed above.

Net income was $90 million compared with $92 million a year ago. Diluted earnings per share were $.34, including a $.06 per share charge for the purchased in-process research and development discussed earlier. Excluding this charge, earnings per share were $.40, an increase of 14% over last year's $.35.

Six Months 1999 vs. Six Months 1998
-----------------------------------

Revenues of $1.643 billion were 14% higher than last year's revenues of $1.440 billion. Medical revenues of $909 million increased 20%. Diagnostic revenues of $734 million increased 7%. Domestic revenues of $817 million increased 3%, and international revenues of $826 million increased 27%. As previously noted, recent acquisitions and strong performances by the international businesses contributed to revenue growth. Foreign currency translation did not have a significant effect on revenues for the six-month period.

The gross profit margin of 50.4% was slightly higher than last year's rate of 50.1%. Selling and administrative expense was 27.8% of revenues, higher than last year's rate of 26.7%. The reasons for these changes are consistent with those previously discussed in the Second Quarter Results of Operations.

Research and development spending of $117 million, which included $17 million of charges for purchased in-process research and development associated with current year acquisitions, was 32% higher than last year. As a percentage of revenues, research and development expense was 7.1%, or the same as last year's rate of 6.1% after excluding the one-time in-process charges in the current year.

Operating income of $255 million increased $8 million over the same period last year. As a percent of revenues, operating income was 15.5% as a result of the increased operating expenses discussed earlier, compared with last year's rate of 17.2%.

Net interest expense of $37 million was $15 million higher than last year.
Other income, net was $2 million compared with last year's other expense, net of $5 million. The reasons for these changes are consistent with those previously discussed in the Second Quarter Results of Operations.

The income tax rate was 25% compared with 29% a year ago. The income tax rate for the first six months of 1999 was affected by a favorable $7 million tax judgment in Brazil in the first quarter, partially offset by the lack of a tax benefit on purchased in-process research and development discussed earlier. The Company expects its full year reported tax rate to be about 25%, reflecting the aforementioned items as well as a more favorable forecasted mix in income among tax jurisdictions.

Net income was $166 million, compared with $157 million last year, an increase of 6%. Diluted earnings per share of $.63 increased 5% over last year's $.60.


Financial Condition
-------------------

During the first six months of 1999, cash provided by operations was $125 million compared to $242 million during the first six months of last year. Net cash used by changes in working capital increased, reflecting higher inventory levels in anticipation of future sales and higher trade receivable balances primarily due to geographic expansion. Capital expenditures during the first six months were $133 million compared with $90 million during the first six months of last year. For the full year, the Company expects capital expenditures to be about $225 million.

During the first quarter of 1999, the Company completed the acquisitions of two businesses for an aggregate purchase price of $42 million, net of cash acquired, subject to certain post-closing adjustments. During the second quarter, the Company completed the acquisitions of three businesses for an aggregate purchase price of $111 million, net of cash acquired, subject to certain post-closing adjustments.

As of March 31, 1999, total debt of $1.4 billion represented 45.4% of total capital (shareholders' equity, net non-current deferred income tax liabilities, and debt), an increase from 34.6% a year ago primarily due to additional borrowings to fund acquisitions. Because of its strong credit rating, the Company believes it has the capacity to arrange significant additional borrowings should the need arise.

In April 1999, the Company offered an enhanced retirement incentive to certain salaried employees at selected sites. This Voluntary Retirement Program has been offered to 175 employees meeting certain age and years of service requirements. Eligible employees are entitled to enhanced pension and retirement benefits as well as separation pay, and are required to respond by May 25, 1999. The Company will record the related expenses during the third quarter upon acceptance by the participants.

On April 20, 1999, the Executive Committee of the Board of Directors revoked its pre-existing authorization for the Company to reacquire shares of its common stock.

On April 27, 1999, the Company signed an agreement to acquire Clontech Laboratories, Inc., a California-based company specializing in the areas of gene-based drug discovery and molecular biology research. The stock-for-stock exchange, valued at approximately $200 million, is expected to be completed by the end of the third quarter, following receipt of required consents and approvals. The combination is intended to be accounted for under the pooling of interests method.


Year 2000 Readiness Disclosure
------------------------------

As described more fully in its 1998 annual report on Form 10-K, the Company has developed and is well into implementing a Company-wide Year 2000 plan (the "Plan") with the intent to ensure that its computer equipment and software and devices with date-sensitive embedded technology will be able to distinguish between the year 1900 and the year 2000 and will function properly with respect to all dates, whether in the twentieth or twenty-first centuries (such functionality is hereafter referred to as being "Year 2000 compliant"). The table set forth below summarizes, by focus area, the status and projected dates of completion as of May 1, 1999 for each of the related tasks:



                    Estimated % of Completion/Projected Date of Completion
===================================================================================================
                                                               3rd Party
    Focus Area           IT Systems        Non-IT Systems      Considerations         Products
===================================================================================================

Identification and         100%/               100%/               100%/               100%/
Assessment of           Completed           Completed           Completed           Completed
Year 2000 Issues

---------------------------------------------------------------------------------------------------

Prioritization of          100%/               100%/               100%/               100%/
Identified Issues       Completed           Completed           Completed           Completed

---------------------------------------------------------------------------------------------------

Assessment of              100%/               100%/               100%/               100%/
Compliance              Completed           Completed           Completed           Completed

---------------------------------------------------------------------------------------------------

Remediation                 85%/                85%/               50% /                80%/
                       September 1999        June 1999         September 1999        June 1999
---------------------------------------------------------------------------------------------------

Testing                     70%/                65%/               25% /                80%/
                       September 1999        June 1999         September 1999        July 1999
---------------------------------------------------------------------------------------------------

Contingency and             50% /               50% /               50% /                85%/
Business               September 1999        June 1999         September 1999         May 1999
Continuation Plans

---------------------------------------------------------------------------------------------------

The total cost of the Company's Year 2000 Plan is not expected to be material to the Company's financial condition. The estimated total cost of the Plan is approximately $16 million, and is being funded through operating cash flows. As of March 31, 1999, the Company had incurred to date approximately $7 million in costs related to its Year 2000 identification, assessment, remediation, and testing efforts. The Company currently anticipates that the remaining costs of the Plan include approximately $3 million attributable to the purchase of new software and hardware and approximately $2 million attributable to contingency and business continuation plans. The remaining $4 million relates to internal product remediation upgrading and deployment as well as repair, reprogramming or modification of hardware and software. Of the total remaining costs of the Plan, $3 million represents the redeployment of existing resources. None of the Company's other information technology projects have been delayed or deferred as a result of the implementation of the Plan.

The Company presently believes it has an effective plan in place to anticipate and resolve any potential Year 2000 issues in a timely manner. In the event, however, that the Company does not properly identify Year 2000 issues or the compliance assessment, remediation and testing is not conducted on a timely basis with respect to the Year 2000 issues that are identified, there can be no assurance that Year 2000 issues will not materially and adversely affect the Company's results of operations or relationships with third parties. In addition, disruptions in the economy generally resulting from Year 2000 issues also could materially and adversely affect the Company. The amount of potential liability and lost revenue that would be reasonably likely to result from the failure by the Company and certain key third parties to achieve Year 2000 compliance on a timely basis cannot be reasonably estimated at this time. The internal systems and facilities remediation is nearly complete. Emphasis has now shifted toward contingency planning. Plans are being developed to mitigate those risks that have been identified. The Company expects to complete its contingency planning and analysis by September 30, 1999.

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


Euro Conversion
---------------

On January 1, 1999, eleven member countries of the European Union began the transition to the euro as a common currency. Prior to the full implementation of the new currency on January 1, 2002, there is a transition period during which parties may use either their national currencies or the euro. The Company has completed the necessary system modifications to accommodate euro-denominated transactions with suppliers and customers and is continuing to convert historical information from the respective national currencies to the euro. The Company currently is evaluating the impact of the euro conversion on market risk and price competition. While it is not possible to accurately predict the impact that the euro will have on the Company's business or on the economy in general, management currently does not anticipate that the euro conversion will have a material adverse impact on its results of operations, financial condition or cash flows.


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

        As described more fully in the Company's 1998 annual report on Form 10-K, the Company, along with a number of other manufacturers, has been named as a defendant in approximately 245 product liability lawsuits related to natural rubber latex that have been filed in various state and Federal courts. Cases pending in Federal court are being coordinated under the matter In re Latex Gloves Products Liability Litigation (MDL Docket No. 1148) in Philadelphia, and analogous procedures have been implemented in the state courts of California, Pennsylvania and New Jersey. The Company is vigorously defending these lawsuits.

        Also, as discussed in the Company's 1998 Annual Report on Form 10-K, the Company has been named as a defendant in ten product liability lawsuits relating to health care workers who allegedly sustained accidental needle sticks, but have not become infected with any disease. Another manufacturer and several medical product distributors also have been named as defendants in most of these cases. The cases have been filed on behalf of an unspecified number of health care workers in ten different states, including California and Florida, seeking class action certification under the laws of these states. To date no class has been certified in any of these cases. No additional actions were filed during the second quarter of fiscal 1999.

        The case filed in California, Chavez, et al. vs. Becton Dickinson, et al. (Case No. 722978, San Diego County Superior Court), was dismissed in its entirety on March 19, 1999. Plaintiffs have filed an appeal of the dismissal. The case filed in Florida, Delgado, et al. vs. Becton Dickinson, et al. (Case No. 98-5608, Hillsborough County Circuit Court), was voluntarily dismissed without prejudice by plaintiffs on March 8, 1999.

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

Item 2.  Changes in Securities and Use of Proceeds.
         ------------------------------------------

         Pursuant to the terms of the Agreement and Plan of Merger dated January 9, 1998 (the "Merger Agreement") entered into by the Company in connection with its acquisition of Tru-Fit Marketing Corporation, a Massachusetts corporation ("Tru-Fit"), in this quarter the former shareholders of Tru-Fit received an additional 74,440 shares of the Company's common stock, par value $1.00 per share ("Common Stock").

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

         a.) The Annual Meeting of Shareholders of the Company was held on February 9, 1999.

         c.) i.) A management proposal for the election of five directors for the terms indicated below was voted upon as follows:

             Nominee               Term        Votes For      Votes Withheld
          -----------------------  ----------  -------------- ---------------

           Raymond S. Troubh       1 Year      220,100,984    1,544,120
           Albert J. Costello      3 Years     216,203,916    5,441,188
           James E. Perrella       3 Years     220,401,667    1,243,437
           Gloria Shatto           3 Years     220,416,372    1,228,732
           Alfred Sommer           3 Years     220,383,792    1,261,312

             ii.) A management proposal to approve the selection of Ernst & Young, LLP as independent auditors for the fiscal year 1999 was voted upon. 219,928,088 shares were voted for the proposal, 414,144 shares were voted against and 1,302,872 shares abstained.

           iii.) A shareholder proposal requesting the Board of Directors take the necessary steps to provide for cumulative voting in the election of directors was voted upon. 60,472,334 shares were voted for the proposal, 104,902,653 shares were voted against and 31,955,907 shares abstained.


Item 5.  Other Information.
         ------------------

         Not applicable.


Item 6.  Exhibits and Reports on Form 8-K.
         ---------------------------------

         a)  Exhibits

             27  - Financial Data Schedule.

         b)  Reports on Form 8-K

             During the three-month period ended March 31, 1999, the Company filed one Current Report on Form 8-K under Item 5 - Other Events concerning the announcement of its results for the quarter ended December 31, 1998. This report was dated January 22, 1999.

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

Date     May 13, 1999
         -------------



                                      /s/ Kenneth R. Weisshaar
                                  ---------------------------------
                                          Kenneth R. Weisshaar
                     Senior Vice President - Finance and Chief Financial Officer
                             (Principal Financial and Accounting Officer)

                                 EXHIBIT INDEX
                                 -------------



Exhibit
Number      Description                      Method of Filing
-------     -----------                      --------------------


 27         Financial Data Schedule          Filed with
                                             this report