Form 10-Q
period 1999-06-30
BECTON DICKINSON & CO
filed 1999-08-13
CIK 10795

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended          June 30, 1999
                               ----------------------------

                                    OR
[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the transition period from________________________________to______________

Commission file number   001-4802
                      -----------

                     Becton, Dickinson and Company
-------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

        New Jersey                                     22-0760120
----------------------------------          --------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

            1 Becton Drive  Franklin Lakes, New Jersey  07417-1880
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

     Class of Common Stock               Shares Outstanding as of July 31, 1999
     ---------------------               --------------------------------------
  Common stock, par value $1.00                         250,312,390

                         PART I - FINANCIAL INFORMATION
                         ------------------------------


Item 1.   Financial Statements.
          ---------------------

          Condensed Consolidated Balance Sheets at June 30, 1999 and September 30, 1998

          Condensed Consolidated Statements of Operations for the three and nine months ended June 30, 1999 and 1998

          Condensed Consolidated Statements of Cash Flows for the nine months ended June 30, 1999 and 1998

          Notes to Condensed Consolidated Financial Statements


                                                   ITEM 1. FINANCIAL STATEMENTS
                                                   BECTON, DICKINSON AND COMPANY
                                               CONDENSED CONSOLIDATED BALANCE SHEETS
                                                       Thousands of Dollars


                                                                                              June 30,         September 30,
Assets                                                                                         1999                1998
------                                                                                   ------------------  ------------------
                                                                                            (Unaudited)
 Current Assets:
    Cash and equivalents                                                                 $          66,984   $          83,251
    Short-term investments                                                                           5,976               7,390
    Trade receivables, net                                                                         737,041             726,558
    Inventories (Note 2):
       Materials                                                                                   154,509             122,232
       Work in process                                                                             104,397              86,239
       Finished products                                                                           335,081             328,320
                                                                                         ------------------  ------------------
                                                                                                   593,987             536,791
    Prepaid expenses, deferred taxes and other                                                     188,782             188,772
                                                                                         ------------------  ------------------
       Total Current Assets                                                                      1,592,770           1,542,762

 Property, plant and equipment                                                                   2,826,866           2,727,023
   Less allowances for depreciation and amortization                                             1,472,217           1,424,373
                                                                                         ------------------  ------------------
                                                                                                 1,354,649           1,302,650

 Goodwill, Net                                                                                     430,421             412,070
 Other Intangibles, Net                                                                            397,733             334,275

 Other                                                                                             307,668             254,281
                                                                                         ------------------  ------------------


       Total Assets                                                                      $       4,083,241   $       3,846,038
                                                                                         ==================  ==================

Liabilities and Shareholders' Equity
------------------------------------
 Current Liabilities:
    Short-term debt                                                                      $         592,560   $         385,162
    Payables and accrued expenses                                                                  666,983             706,751
                                                                                         ------------------  ------------------
       Total Current Liabilities                                                                 1,259,543           1,091,913

 Long-Term Debt                                                                                    759,216             765,176

 Long-Term Employee Benefit Obligations                                                            336,043             326,620

 Deferred Income Taxes and Other                                                                    60,263              48,509

 Commitments and Contingencies                                                                           -                   -

 Shareholders' Equity:
    Preferred stock                                                                                 47,744              48,959
    Common stock                                                                                   332,662             332,662
    Capital in excess of par value                                                                  34,603                   -
    Retained earnings                                                                            2,484,559           2,350,781
    Unearned ESOP compensation                                                                     (24,994)            (24,463)
    Deferred compensation                                                                            5,751               4,903
    Shares in treasury - at cost                                                                (1,001,041)         (1,015,806)
    Accumulated other comprehensive income                                                        (211,108)            (83,216)
                                                                                         ------------------  ------------------
       Total Shareholders' Equity                                                                1,668,176           1,613,820
                                                                                         ------------------  ------------------

       Total Liabilities and Shareholders' Equity                                        $       4,083,241   $       3,846,038
                                                                                         ==================  ==================


                                     See notes to condensed consolidated financial statements

                          BECTON, DICKINSON AND COMPANY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   Thousands of Dollars, Except Per-share Data
                                   (Unaudited)

                                                     Three Months Ended                     Nine Months Ended
                                                          June 30,                              June 30,
                                              ---------------------------------    ------------------------------------
                                                      1999             1998                1999               1998
                                              ----------------  ---------------    -----------------  -----------------
Revenues                                      $       873,002    $     833,561      $     2,515,932   $      2,273,634

Cost of products sold                                 461,323          419,007            1,276,293          1,137,890
Selling and administrative                            231,924          234,418              688,044            619,575
Research and development                               50,694           80,859              167,255            169,285
Special charges                                        75,553           90,945               75,553             90,945
                                                --------------    -------------       --------------    ---------------
Total Operating Costs and Expenses                    819,494          825,229            2,207,145          2,017,695
                                                --------------    -------------       --------------    ---------------

Operating Income                                       53,508            8,332              308,787            255,939

Interest expense, net                                 (16,877)         (17,526)             (53,506)           (39,194)
Other (expense) income, net                            (1,267)          (1,815)               1,218             (7,112)
                                                --------------    -------------       --------------    ---------------

Income (Loss) Before Income Taxes                      35,364          (11,009)             256,499            209,633

Income tax provision (benefit)                          2,240           (1,024)              57,103             62,962
                                                --------------    -------------       --------------    ---------------

Net Income (Loss)                             $        33,124   $       (9,985)     $       199,396   $       146,671
                                                ==============    =============       ==============    ===============


Earnings (Loss) Per Share:

     Basic                                    $           .13   $         (.04)     $           .79   $            .59
                                                ==============    =============       ==============    ===============

     Diluted                                  $           .12   $         (.04)     $           .75   $            .56
                                                ==============    =============       ==============    ===============

Dividends Per Common Share                    $          .085   $        .0725      $          .255   $          .2175
                                                ==============    =============       ==============    ===============

                                      See notes to condensed consolidated financial statements

                                                          BECTON, DICKINSON AND COMPANY
                                                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                              Thousands of Dollars
                                                                   (Unaudited)
                                                                                                     Nine Months Ended
                                                                                                          June 30,
                                                                                         ------------------------------------------
                                                                                                1999                     1998
                                                                                         ------------------        ----------------
 Operating Activities
 --------------------
   Net income                                                                            $         199,396           $     146,671
   Adjustments to Net Income to Derive Net Cash
     Provided By Operating Activities:
       Depreciation and amortization                                                               191,250                 168,889
       Non-cash special charges                                                                     54,326                  59,308
       Purchased in-process research and development                                                16,800                  30,000
       Change in working capital                                                                  (185,815)                (74,715)
       Other, net                                                                                   30,277                  30,901
                                                                                         ------------------          --------------
       Net Cash Provided by Operating Activities                                                   306,234                 361,054
                                                                                         ------------------          --------------

 Investing Activities
 --------------------
   Capital expenditures                                                                           (212,098)               (138,768)
   Acquisitions of businesses, net of cash acquired                                               (153,247)               (520,768)
   Change in investments, net                                                                      (19,762)                 (5,138)
   Capitalized Software                                                                            (47,661)                (20,107)
   Other, net                                                                                      (39,018)                (28,800)
                                                                                         ------------------          --------------
       Net Cash Used for Investing Activities                                                     (471,786)               (713,581)
                                                                                         ------------------          --------------

 Financing Activities
 --------------------
   Change in short-term debt                                                                       306,302                 413,263
   Proceeds of long-term debt                                                                          185                       -
   Payments of long-term debt                                                                     (109,610)                 (2,524)
   Issuance of common stock from treasury                                                           25,149                  37,593
   Repurchase of common stock                                                                            -                 (44,476)
   Dividends paid                                                                                  (66,029)                (56,523)
                                                                                         ------------------          --------------
       Net Cash Provided by Financing Activities                                                   155,997                 347,333
                                                                                         ------------------          --------------

 Effect of exchange rate changes on cash and equivalents                                            (6,712)                 (4,023)
                                                                                         ------------------          --------------
       Net decrease in cash and equivalents                                                        (16,267)                 (9,217)

 Opening Cash and Equivalents                                                                       83,251                 112,639
                                                                                         ------------------          --------------
 Closing Cash and Equivalents                                                            $          66,984           $     103,422
                                                                                         ==================          ==============

                                       See notes condensed consolidated financial statements

                         BECTON, DICKINSON AND COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
          Dollar and Share Amounts in Thousands, Except Per-share Data
                                 June 30, 1999


Note 1 - Basis of Presentation
------------------------------

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, in the opinion of the management of the Company, include all adjustments which are of a normal recurring nature, necessary for a fair presentation of financial position and the results of operations and cash flows for the periods presented. However, the financial statements do not include all information and footnotes required for a presentation in accordance with generally accepted accounting principles. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included or incorporated by reference in the Company's 1998 Annual Report on Form 10-K. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year. Prior year information has been reclassified to conform to current year presentation.


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


Note 3 - Comprehensive Income
-----------------------------

Effective October 1, 1998, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income", which specifies the reporting requirements for comprehensive income and its components. Comprehensive income for the Company includes the following:

                                               Three Months Ended  Nine Months Ended
                                                   June 30,             June 30,
                                            --------------------  --------------------
                                              1999       1998        1999       1998
                                            ---------  ---------  ----------  --------

   Net income (loss)                        $ 33,124    $(9,985)  $ 199,396   $146,671
   Foreign currency translation
    adjustments                              (44,039)     3,819    (123,706)   (33,480)
   Unrealized gain (loss) on investments          65          -      (4,186)        -
                                            --------    -------   ---------   --------

     Total Comprehensive Income             $(10,850)   $(6,166)  $  71,504   $113,191
                                            ========    =======   =========   ========


In accordance with the requirements of this Statement, accumulated other comprehensive income has been reported as a separate component of shareholders' equity. The adoption of SFAS No. 130 had no effect on the Company's reported results of operations, financial condition or cash flows.


Note 4 - Earnings per Share
---------------------------

The following table sets forth the computations of basic and diluted earnings per share, restated to reflect the 1998 two-for-one stock split:


                                                 Three Months Ended      Nine Months Ended
                                                        June 30,              June 30,
                                                ---------------------  ----------------------
                                                  1999        1998        1999       1998
                                                ---------  ----------  ----------  ----------

Net income (loss)                               $ 33,124    $ (9,985)   $199,396    $146,671
Preferred stock dividends                           (780)       (803)     (2,355)     (2,437)
                                                --------    --------    --------    --------
Income (loss) applicable to
  common shareholders (A)                         32,344     (10,788)    197,041     144,234

Preferred stock dividends - using
  "if converted" method                              780           -       2,355       2,437
Additional ESOP contribution -
   using "if converted" method                      (201)          -        (610)       (749)
                                                --------    --------    --------    --------

Income (loss) applicable to common
  shareholders after assumed conversions (B)    $ 32,923    $(10,788)   $198,786    $145,922
                                                ========    ========    ========    ========


Average common shares outstanding (C)            250,075     246,604     249,213     245,054

Dilutive stock equivalents from stock plans        9,818           -      10,943      10,266
Shares issuable upon conversion of
   preferred stock                                 5,179           -       5,179       5,364
                                                --------    --------    --------    --------

Average common and common equivalent
  shares outstanding - assuming dilution (D)     265,072     246,604     265,335     260,684
                                                ========    ========    ========    ========

Basic earnings (loss) per share (A/C)           $    .13    $   (.04)   $    .79    $    .59
                                                ========    ========    ========    ========

Diluted earnings (loss) per share (B/D)         $    .12    $   (.04)   $    .75    $    .56
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

The Company has developed a Company-wide Year 2000 plan (the "Plan") to, among other things, prepare its computer equipment and software and devices with date-sensitive embedded technology for the year 2000. The estimated costs of the Company's Plan and the dates by which the Company believes it will have completed each of the phases of the Plan, are based upon management's best estimates, which rely upon numerous assumptions regarding future events, including the continued availability of certain resources, third-party remediation plans, and other factors. These estimates, however, may prove not to be accurate, and actual results could differ materially from those anticipated. Factors that could result in material differences include, without limitation, the availability and cost of personnel with appropriate training and experience, the ability to identify, assess, remediate and test all devices, all relevant computer codes and embedded technology, and similar uncertainties. In addition, Year 2000-related issues may lead to possible third-party claims, the
impact of which cannot yet be estimated.   No assurance can be given that the
aggregate cost of defending and resolving such claims, if any, would not have a material adverse effect on the Company.


Note 6 - Special and Other Charges
----------------------------------

During the third quarter of fiscal year 1999, the Company recorded Special charges of $75,553. Of these charges, $46,125 were associated with the write-off of intangibles, as well as other costs relating to the Company's exit of certain product lines and activities, primarily in the home healthcare self-monitoring business. The third quarter Special charges also included $17,857 primarily for the write-down of certain investment assets related to various product development ventures that the Company will no longer pursue. The Company's decision to refocus certain businesses and the continued decline in sales volume for selected products created impairment indicators, which required a reassessment of the recoverability of the underlying assets. An impairment loss was recorded as a result of the carrying amounts of these assets exceeding their recoverable values, based on discounted future cash flow estimates. Special charges also included $17,871 in special termination and severance benefits associated with an enhanced voluntary retirement incentive program. This program was offered in April 1999 to 176 employees meeting certain age and service requirements at selected locations. Responses to this offer were due by May 25, 1999. During the third quarter, 133 employees accepted this program. The Company also reversed $6,300 of the 1998 special charges as a result of the Company's decision in the current quarter not to exit certain activities as had originally been planned.

The Company also recorded $26,868 of charges in Cost of products sold to reflect the write-off of inventories and to provide appropriate reserves for expected future returns relating to the exited product lines discussed above.

Note 7 - Subsequent Event
-------------------------

On August 6, 1999, the Company signed a revised agreement to acquire Clontech Laboratories, Inc., a California-based company specializing in the areas of gene-based drug discovery and molecular biology research, for $200 million in cash. The acquisition is expected to be completed during the fourth quarter of fiscal 1999, following receipt of required consents and approvals. The Company will record this combination using the purchase method of accounting.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations
         -------------


Special and Other Charges
-------------------------

During the third quarter of fiscal year 1999, the Company recorded special charges of $76 million associated with the exiting of product lines and other activities, the impairment of assets, and an enhanced voluntary retirement incentive program, as more fully described in Note 6 to the Financial Statements. The Company also recorded charges of $27 million in Cost of products sold to reflect the write-off of inventories and to provide appropriate reserves for expected future returns relating to the exited product lines. Implementation of the exit plans is expected to be completed by the latter part of fiscal year 2000.

During the third quarter of fiscal year 1998, the Company recorded special charges of $91 million, primarily associated with the restructuring of certain manufacturing operations and the write-down of impaired assets. The Company reversed $6 million of these charges in the third quarter of fiscal 1999 as a result of the Company's decision not to exit certain activities as had originally been planned. As of June 30, 1999, the remaining 1998 special charges restructuring accruals consisted primarily of severance related to a plant closing scheduled for the middle of fiscal year 2000.

The prior year's third quarter results also included approximately $11 million of reengineering charges associated with the enterprise-wide program to upgrade the Company's business systems. The majority of these charges were included in selling and administrative expense.


Acquisitions
------------

During the first nine months of fiscal year 1999, the Company acquired five businesses for an aggregate purchase price of $153 million, net of cash acquired. The Company recorded charges of $17 million for purchased in-process research and development in connection with two of these acquisitions. All acquisitions were recorded using the purchase method of accounting and the results of operations of the acquired companies are included in the consolidated results of the Company as of their respective acquisition dates.

During the third quarter of fiscal 1998, the Company acquired the Medical Devices Division ("MDD") of The BOC Group for approximately $457 million in cash. The Company recorded a charge of $30 million for purchased in-process research and development in connection with this acquisition.


Results of Operations - Third Quarter 1999 vs. Third Quarter 1998
-----------------------------------------------------------------

Third quarter revenues of $873 million exceeded prior year revenues by five percent. Foreign currency translation did not have a significant effect on revenues for the current quarter. Underperformance in the Company's home health care business, weaker than expected sales in Western Europe and in certain emerging markets, and the stronger than expected U.S. dollar caused third quarter revenues to fall below earlier expectations.

Medical Supplies and Devices segment ("Medical") revenues of $495 million increased four percent, with the infusion therapy and pre-fillable syringe businesses reporting strong performance. Diagnostic Systems segment ("Diagnostic") revenues of $378 million increased five percent, with strong results reported by the Company's flow cytometry business.

Domestic Medical revenues of $238 million were about the same as last year. Revenue growth in this segment was adversely affected by underperformance in the home health care business. International Medical revenues of $257 million increased eight percent, with strong performance reported by the infusion therapy business. A recent acquisition contributed to the international revenue growth for this segment.

Domestic Diagnostic revenues of $212 million increased three percent. The infectious disease diagnostic business continues to be adversely affected by cost containment in testing in the United States. International Diagnostic revenues of $166 million increased nine percent, which included strong performances by the flow cytometry and infectious disease diagnostic businesses.

Reported gross profit margin was 47.2% in the current quarter, and would have been three percentage points higher excluding the effect of the charges associated with exited product lines. This improvement in the gross profit margin over the prior year's rate of 49.7% reflects continuing productivity improvements in both recently acquired and ongoing businesses of the Company.

Selling and administrative expense was $232 million, or 26.6% of revenues. Savings achieved through spending controls and productivity improvements were partially offset by expenses primarily associated with the program to upgrade the Company's business systems. The prior year's third quarter ratio was 28.1% and included the reengineering charges discussed earlier.

Investment in research and development was $51 million, compared with last year's third quarter amount of $81 million. The prior year's expenditures included a $30 million charge for purchased in-process research and development associated with the MDD acquisition.

Operating income was $54 million compared with last year's third quarter amount of $8 million. Excluding the special and other charges in the current and prior year third quarters, as well as the in-process research and development charge in the prior year third quarter, operating income would have been 17.9% of revenues compared to 16.8% last year.

Net interest expense of $17 million was slightly lower than in the prior year. Other expense, net of $1 million was about the same as last year.

Excluding the impact of special and other charges in both years and of the MDD acquisition in the prior year, the third quarter income tax rate was 26% compared with 29% a year ago. The lower rate in the current year reflects a more favorable mix in income among tax jurisdictions.

The Company reported net income of $33 million, or $.12 per diluted share, compared with a net loss of $10 million, or $.04 per diluted share, a year ago. Current year charges, as discussed previously, have reduced net income by $69 million, or $.26 per share. Special and other charges, as well as the in-process R&D charge associated with the MDD acquisition, also adversely affected prior year results.


Results of Operations - Nine Months 1999 vs. Nine Months 1998
-------------------------------------------------------------

Revenues of $2.516 billion were 11% higher than last year's revenues of $2.274 billion. Aided by recent acquisitions, Medical revenues of $1.404 billion increased 14%. Diagnostic revenues of $1.112 billion increased 7%. Domestic revenues of $1.267 billion increased 3%, and international revenues of $1.249 billion increased 20%. As previously noted, recent acquisitions and strong performances by the international businesses contributed to revenue growth. Foreign currency translation did not have a significant effect on revenues for the nine-month period.

The gross profit margin was 49.3% compared with last year's rate of 50.0%. Excluding the third quarter fiscal 1999 effects of the charges associated with exited product lines, gross profit margin would have been 50.3%. Selling and administrative expense was 27.3% of revenues, the same as last year's rate. Research and development spending was $167 million, which included $17 million of charges for purchased in-process research and development associated with current year acquisitions. Last year's research and development spending of $169 million included a $30 million charge for purchased in-process research and development associated with the MDD acquisition. Excluding the effect of purchased in-process research and development in both years, investment in research and development increased eight percent. Operating income of $309 million increased $53 million over the same period last year. Excluding in both years the special and other charges and in-process research and development charges, operating income increased 10%. The reasons for these changes are consistent with those previously discussed in the Third Quarter Results of Operations.

Net interest expense of $54 million was $14 million higher than last year, primarily due to additional borrowings to fund recent acquisitions. Other income, net was $1 million compared with last year's other expense, net of $7 million, primarily due to lower foreign exchange losses and a one-time gain on the sale of an asset in the current year.

Excluding the special and other charges, as well as in-process research and development charges in the current year, the income tax rate was 24.1%. The prior year's tax rate was 29%, excluding the special and other charges and the impact of the MDD acquisition. The income tax rate for the first nine months of 1999 included a favorable $7 million tax judgment in Brazil in the first quarter. Excluding the special and other charges, as well as in-process research and development charges in the current year, the Company expects its full year tax rate to be about 25%, reflecting the favorable tax judgment as well as a more favorable mix in income among tax jurisdictions.

Net income was $199 million, or $.75 per diluted share, compared with $147
million, or $.56 per diluted share, in the prior year.   Both periods were
affected adversely by special and other
charges, as well as the in-process research and development charges, discussed earlier.


Financial Condition
-------------------

During the first nine months of 1999, Net Cash Provided by Operating Activities was $306 million compared to $361 million during the first nine months of last year. This decrease reflects inventory replenishment and new product inventory. Capital expenditures during the first nine months were $212 million compared with $139 million during the first nine months of last year. For the full year, the Company expects capital expenditures to be about $275 million. As previously discussed, during the first nine months of fiscal year 1999, the Company acquired five businesses for an aggregate purchase price of $153 million, net of cash acquired. Capitalized software represents expenditures associated with the enterprise-wide program to upgrade the Company's business systems.

As of June 30, 1999, total debt of $1.4 billion represented 44.4% of total capital (shareholders' equity, net non-current deferred income tax liabilities, and debt), consistent with the prior year's ratio of 44.6%. Because of its strong credit rating, the Company believes it has the capacity to arrange additional borrowings should the need arise.

On April 20, 1999, the Executive Committee of the Board of Directors revoked its pre-existing authorization for the Company to reacquire shares of its common stock.

On August 6, 1999, the Company signed a revised agreement to acquire Clontech Laboratories, Inc., a California-based company specializing in the areas of gene-based drug discovery and molecular biology research, for $200 million in cash. The acquisition is expected to be completed during the fourth quarter of fiscal 1999, following receipt of required consents and approvals. The Company will record this combination using the purchase method of accounting.


Year 2000 Readiness Disclosure
------------------------------

The Company has developed and has substantially implemented a Company-wide Year 2000 plan (the "Plan") with the intent to ensure that its computer equipment and software and devices with date-sensitive embedded technology will be able to distinguish between the year 1900 and the year 2000 and will function properly with respect to all dates, whether in the twentieth or twenty-first centuries (such functionality is hereafter referred to as being "Year 2000 compliant").

The Company's Plan consists of four major focus areas: information-technology ("IT") systems; non-IT systems; third-party considerations; and products.

The tasks common to each of these areas of focus are: (i) the identification and assessment of Year 2000 issues; (ii) prioritization of the identified issues;
(iii) assessment of compliance; (iv) remediation; (v) testing; and (vi) design and implementation of contingency and business continuation plans. In addition, the Company has identified certain of its products that are in use by customers and that contain date-sensitive technology. For these products, the Company has undertaken the additional step of distributing and installing any requisite remediating product upgrades and/or replacements.

The table set forth below summarizes, by focus area, the current status and projected dates of completion for each of the related tasks:

                             Estimated % of Completion/Projected Date of Completion
---------------------------------------------------------------------------------------------------------------------
                                                                           3/rd/ Party
            Focus Area                IT Systems    Non-IT Systems        Considerations             Products
=====================================================================================================================
Identification and Assessment of        100%/           100%/                 100%/                     100%/
 Year 2000 Issues                     Completed       Completed             Completed                 Completed
---------------------------------------------------------------------------------------------------------------------
Prioritization of Identified            100%/           100%/                 100%/                     100%/
 Issues                               Completed       Completed             Completed                 Completed
---------------------------------------------------------------------------------------------------------------------
Assessment of Compliance                100%/           100%/                 100%/                     100%/
                                      Completed       Completed             Completed                 Completed
---------------------------------------------------------------------------------------------------------------------
Remediation                              94%/            98%/                 100%/                      98%/
                                    September 1999  September 1999          Completed               September 1999
---------------------------------------------------------------------------------------------------------------------
Testing                                  85%/            98%/                 85%/                       98%/
                                    September 1999  September 1999        September 1999            September 1999
---------------------------------------------------------------------------------------------------------------------
Distribution and Installation of    Not Applicable  Not Applicable        Not Applicable           US/Canada     85%/
 Product Upgrades                                                                                   September 1999
                                                                                                   ------------------
                                                                                                   Asia Pacific/
                                                                                                   Japan         83%/
                                                                                                    September 1999
                                                                                                   ------------------
                                                                                                   Latin
                                                                                                   America       54%/
                                                                                                    September 1999
                                                                                                   ------------------
                                                                                                   Europe/Middle
                                                                                                    East         24%/
                                                                                                    November 1999
---------------------------------------------------------------------------------------------------------------------
Contingency and                          80% /           98% /                80% /                      90%/
Business                            September 1999  September 1999        September 1999            September 1999
Continuation Plans
---------------------------------------------------------------------------------------------------------------------


Most of the Company's products do not contain date-sensitive embedded technology. For those that do, the Company estimates that as of August 1, 1999, it has completed approximately 98% of its remediation and testing efforts. In addition, the Company has identified certain of its products that are in use by customers and that contain date-sensitive technology. For these products, the Company has undertaken the additional step of distributing and installing any requisite remediating product upgrades and/or replacements. The Company is working with its customers to schedule and complete these upgrades and replacements in a timely manner. To date, the Company has deployed approximately 70% of its product upgrades. All regions, with the exception of Europe and the Middle East, will have completed their customer product upgrades (representing 91% of the total) by the end of September 1999. The Company expects to have completed 99% of its customer product upgrades by the end of October 1999, with the remaining one percent in Europe and the Middle East expected to be completed by the end of November 1999. Contingency and business continuation planning with respect to products is scheduled for completion by the end of September 1999.

The internal systems and facilities remediation is nearly complete. Emphasis now has shifted toward contingency planning. Plans are being developed to mitigate those risks that have been identified. The Company expects to complete its contingency planning and analysis by September 30, 1999.

The estimated total cost of the Plan is approximately $16 million, and is being funded through operating cash flows. As of June 30, 1999, the Company had incurred approximately $10 million in costs related to its Year 2000 project. The Company anticipates that the remaining costs of the Plan include approximately $1 million allocated to the purchase of new software and hardware, $3 million for the distribution and installation of product upgrades and/or replacement, and $2 million allocated to unanticipated contingencies. Of the total remaining costs of the Plan, $1 million represents the redeployment of existing resources. None of the Company's other information technology projects have been delayed or deferred as a result of the implementation of the Plan.

The Company believes it has an effective plan in place to anticipate and resolve any potential Year 2000 issues in a timely manner. In the event, however, that the Company has not properly identified Year 2000 issues or the compliance assessment, remediation, testing, and deployment of product upgrades are not conducted on a timely basis with respect to the Year 2000 issues that are identified, there can be no assurance that Year 2000 issues will not materially and adversely affect the Company's results of operations or relationships with third parties. In addition, disruptions in the economy generally resulting from Year 2000 issues also could materially and adversely affect the Company. The amount of potential liability and lost revenue that would be reasonably likely to result from the failure by the Company and certain key third parties to achieve Year 2000 compliance on a timely basis cannot be reasonably estimated at this time.

The estimated costs of the Company's Plan, and the dates by which the Company believes it will have completed each of the phases of the Plan, are based upon management's best estimates, which rely upon numerous assumptions regarding future events, including the continued availability of certain resources, third-party remediation plans, and other factors. These estimates, however, may prove not to be accurate, and actual results could differ materially from those anticipated. Factors that could result in material differences include, without limitation, the availability and cost of personnel with the appropriate training and experience, the ability to identify, assess, remediate and test all devices, all relevant computer codes and embedded technology, and similar uncertainties. In addition, Year 2000-related issues may lead to possible third-party claims, the impact of which cannot yet be estimated. No assurance can be given that the aggregate cost of defending and resolving such claims, if any, would not have a material adverse effect on the Company.


Euro Conversion
---------------

On January 1, 1999, eleven member countries of the European Union began the transition to the euro as a common currency. Prior to the full implementation of the new currency on January 1, 2002, there is a transition period during which parties may use either their national currencies or the euro. The Company has completed the necessary system modifications to accommodate euro-denominated transactions with suppliers and customers and is continuing to convert historical information from the respective national currencies to the euro. The Company continues to evaluate the impact of the euro conversion on market risk and price competition. While it is not possible to accurately predict the impact that the euro will have on the Company's business or on the economy in general, management currently does not anticipate that the euro conversion will have a material adverse impact on its results of operations, financial condition or cash flows.


Adoption of New Accounting Standards
------------------------------------

In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information".
This Statement establishes a new method by which companies will report operating segment information. This method is based on the manner in which management organizes the segments within a company for making operating decisions and assessing performance. As required by the Statement, the Company will adopt the provision of SFAS No. 131 in its fiscal year-end 1999 financial statements and will report different operating segments.

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

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The Company is required to adopt the provisions of this Statement no later than its fiscal year 2001. This Statement requires that all derivatives be recorded in the balance sheet as either an asset or liability measured at fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The Company is in the process of evaluating this Statement and has not yet determined the future impact on the Company's consolidated financial statements.


Forward-Looking Statements
--------------------------

This interim report on Form 10-Q may contain certain forward looking statements (as defined under Federal securities laws) regarding the Company's performance, including future revenues, products and income, which are based upon current expectations of the Company and involve a number of business risks and uncertainties. Actual results could vary materially from anticipated results described in any forward-looking statement. Factors that could cause actual results to vary materially include, but are not limited to, competitive factors, changes in regional, national or foreign economic conditions, changes in interest or foreign currency exchange rates, delays in product introductions, litigation, Year 2000 issues, and changes in health care or other governmental regulation, as well as other factors discussed herein and in other of the Company's filings with the Securities and Exchange Commission.



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

        As described more fully in the Company's 1998 annual report on Form 10-K, the Company, along with a number of other manufacturers, has been named as a defendant in approximately 280 product liability lawsuits related to natural rubber latex that have been filed in various state and Federal courts. Cases pending in Federal court are being coordinated under the matter In re Latex Gloves Products Liability Litigation (MDL Docket No. 1148) in Philadelphia, and analogous procedures have been implemented in the state courts of California, Pennsylvania and New Jersey. The Company is vigorously defending these lawsuits.

        Also as discussed in the Company's 1998 Annual Report on Form 10-K, the Company has been named as a defendant in eleven product liability lawsuits relating to health care workers who allegedly sustained accidental needle sticks, but have not become infected with any disease. Another manufacturer and several medical product distributors also have been named as defendants in most of these cases. The cases have been filed on behalf of an unspecified number of health care workers in eleven different states, including California and Florida, seeking class action certification under the laws of these states. To date no class has been certified in any of these cases. The action filed during the third quarter of fiscal 1999 is pending in New York state court, under the caption Benner vs. Becton Dickinson et al. (Case No. 99-111372, Supreme Court of the State of New York), filed on June 1, 1999. Generally, these actions allege that health care workers have sustained needle sticks using hollow-bore needle devices manufactured by the Company and, as a result, require medical testing, counseling and/or treatment.

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


Item 6.  Exhibits and Reports on Form 8-K.
         ---------------------------------

         a) Exhibits

            27   - Financial Data Schedule.

         b) Reports on Form 8-K

         During the three-month period ended June 30, 1999, the Company filed four Current Reports on Form 8-K under Item 5 - Other Events:

         (i) In a report dated April 21, 1999, the Company announced its results for the quarter ended March 31, 1999.

         (ii) In a report dated April 28, 1999, the Company released financial schedules for the quarter ended March 31, 1999.

         (iii) In a report dated May 26, 1999, the Company announced the election of Willard J. Overlock, Jr. to the Board of Directors. The Company also announced that the Board of Directors had named Edward J. Ludwig as President.

         (iv) In a report dated June 14, 1999, the Company announced that its third quarter and full year results would fall below expectations. The Company also announced that it would report voluntary retirement program and other charges during the third quarter.

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

Date     August 13, 1999
         ----------------



                                   /s/ Kenneth R. Weisshaar
                               ---------------------------------
                                     Kenneth R. Weisshaar
                  Senior Vice President - Finance and Chief Financial Officer
                         (Principal Financial and Accounting Officer)

                                 EXHIBIT INDEX
                                 -------------



Exhibit
Number      Description                       Method of Filing
------------------------------------------------------------------

  27        Financial Data Schedule            Filed with
                                               this report