Form 10-K
period 1999-09-30
BECTON DICKINSON & CO
filed 1999-12-10
CIK 10795

   As filed with the Securities and Exchange Commission on December 10, 1999

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

For the fiscal year ended September 30, 1999      Commission file number 1-4802

                         Becton, Dickinson and Company
            (Exact name of registrant as specified in its charter)

                 New Jersey                                      22-0760120
        (State or other jurisdiction                          (I.R.S. Employer
      of incorporation or organization)                     Identification No.)

                1 Becton Drive
         Franklin Lakes, New Jersey                              07417-1880
  (Address of principal executive offices)                       (Zip code)

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

                                     None

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  As of November 30, 1999, 251,227,907 shares of the registrant's common stock were outstanding and the aggregate market value of such common stock held by nonaffiliates of the registrant was approximately $6,849,829,412.

                      DOCUMENTS INCORPORATED BY REFERENCE

  (1) Portions of the registrant's Annual Report to Shareholders for the fiscal year ended September 30, 1999 are incorporated by reference into Parts I and II hereof.

  (2) Portions of the registrant's Proxy Statement for the Annual Meeting of Shareholders to be held February 8, 2000 are incorporated by reference into
Part III hereof.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                          FORWARD-LOOKING STATEMENTS

  This Annual Report on Form 10-K, including information incorporated herein by reference, contains certain forward-looking statements (as defined under Federal securities laws) regarding the performance of Becton, Dickinson and Company (BD), including future revenues, products and income or events or developments that BD expects to occur or anticipates occurring in the future. All such statements are based upon current expectations of BD and involve a number of business risks and uncertainties. Actual results could vary materially from anticipated results described in any forward-looking statement. Factors that could cause actual results to vary materially from any forward-looking statement include, but are not limited to, competitive factors, changes in regional, national or foreign economic conditions, changes in interest or foreign currency exchange rates, delays in product introductions, Year 2000 issues, and changes in health care or other governmental regulation, as well as other factors discussed herein and in BD's filings with the Securities and Exchange Commission.

                                    PART I

Item 1. Business.

General

  Becton, Dickinson and Company was incorporated under the laws of the State of New Jersey in November 1906, as successor to a New York business started in 1897. Its executive offices are located at 1 Becton Drive, Franklin Lakes, New Jersey 07417-1880 and its telephone number is (201) 847-6800. All references herein to "BD" or the "Company" refer to Becton, Dickinson and Company and its domestic and foreign subsidiaries unless otherwise indicated by the context.

  BD is engaged principally in the manufacture and sale of a broad line of supplies, devices and systems used by health care professionals, medical research institutions and the general public.

Business Segments

  BD's operations consist of three worldwide business segments: Medical Systems, Biosciences, and Preanalytical Solutions. Information with respect to the Company's business segments appears on page 47 of the Company's Annual Report to Shareholders for the fiscal year ended September 30, 1999 (the "1999 Annual Report"), and is incorporated herein by reference as part of Exhibit 13.


 Medical Systems

  The major products in this segment are hypodermic products, specially designed devices for diabetes care, prefillable drug delivery systems and infusion therapy products. This segment also includes anesthesia and surgical products, ophthalmic surgery devices, critical care systems, elastic support products and thermometers.

 Biosciences

  The major products in this segment are clinical and industrial microbiology products, cellular analysis systems, research and clinical reagents for cellular and nucleic acid analysis, cell culture labware, and growth media, hematology instruments and other diagnostic systems, including immunodiagnostic test kits.

 Preanalytical Solutions

  The major products in this segment are specimen collection products and services, including specimen management systems. This segment also includes consulting services and customized, automated bar-code systems for patient identification and point-of-care data capture.

Acquisition of Businesses

  During fiscal 1999, BD acquired ten businesses, including the following:

 . December 1998 Glentech, Inc., a developer and manufacturer of monoclonal antibodies used for researchers studying signal transduction and cell signaling biology;
 . January 1999  Luther Medical Products, Inc., a manufacturer of extended dwell peripheral catheters;
 . February 1999 Biometric Imaging, Inc., a manufacturer of cellular analysis systems;
 . June 1999     Critical Device Corporation, a manufacturer of needleless intravenous access products;
 . July 1999     SAF-T-MED, Inc., a developer of safety-needle technology; and
 . August 1999   Clontech Laboratories, Inc., a developer and manufacturer of reagents for gene-based drug discovery technology and molecular biology research.

The operating results of these businesses, from their respective dates of acquisition, are reflected in the Consolidated Financial Statements incorporated by reference as part of Exhibit 13.

Foreign Operations

  BD's products are manufactured and sold worldwide. The principal markets for the Company's products outside the United States are Europe, Japan, Mexico, Asia Pacific, Canada and Brazil. The principal products sold by BD outside of the United States are hypodermic needles and syringes, diagnostic systems, VACUTAINER(R) brand blood collection products, HYPAK(R) brand prefillable syringe systems, and infusion therapy products. BD has manufacturing operations outside the United States in Brazil, China, France, Germany, India, Ireland, Japan, Korea, Mexico, Pakistan, Singapore, Spain, Sweden and the United Kingdom. Information with respect to the Company's geographic areas appears on page 48 of the 1999 Annual Report, and is incorporated herein by reference as part of Exhibit 13.

  Foreign economic conditions and exchange rate fluctuations have caused the profitability from foreign revenues to fluctuate more than the profitability from domestic revenues. BD believes its activities in some countries outside of the United States involve greater risk than its domestic business due to the foregoing factors, as well as local commercial and economic policies and political uncertainties.

Revenues and Distribution

  BD's products and services are marketed in the United States both through independent distribution channels and directly to end-users. BD's products are marketed outside the United States through independent distributors and sales representatives, and, in some markets, directly to end-users. Sales to a distributor, which supplies the Company's products from all business segments to many end-users, accounted for approximately 11% of total Company revenues in fiscal 1999. Order backlog is not material to BD's business inasmuch as orders for BD products generally are received and filled on a current basis, except for items temporarily out of stock. Substantially all revenue is recognized when products are shipped to customers.

Research and Development

  BD conducts its research and development activities at its operating units, at Becton Dickinson Technologies in Research Triangle Park, North Carolina and in collaboration with selected universities, medical centers and other entities. BD also retains individual consultants to support its efforts in specialized fields. The Company spent $254,016,000 on research and development during the fiscal year ended September 30, 1999, and $217,900,000 and $180,626,000, respectively, during the two immediately preceding fiscal years. Research and development spending in fiscal years 1999, 1998 and 1997 included the write-off of acquired in-process research and development of $48,800,000, $30,000,000 and $14,750,000, respectively. Information with respect to the Company's write-off of acquired in-process research and development appears on pages 33 and 34 of the 1999 Annual Report, and is incorporated herein by reference as part of Exhibit 13.

Competition

  A number of companies, some of which are more specialized than BD, compete in the medical technology field. In each such case, competition involves only a part of the Company's product lines. Competition in BD's markets is based on a combination of factors, including price, quality, service, reputation, distribution and promotion. Ongoing investments in research, quality management, quality improvement, product innovation and productivity improvement are required to maintain an advantage in the competitive environments in which the Company operates.

  New companies have entered the medical technology field and established companies have diversified their business activities into this area. Other firms engaged in the distribution of medical technology products have become manufacturers as well. Some of BD's competitors have greater financial resources than BD. BD also is faced with competition from products manufactured outside the United States.

Intellectual Property and Licenses

  BD owns significant intellectual property, including patents, patent applications, technology, trade secrets, know-how, copyrights and trademarks in the United States and other countries. BD is also licensed under domestic and foreign patents, patent applications, technology, trade secrets, know-how, copyrights and trademarks owned by others. In the aggregate, these intellectual property assets and licenses are of material importance to the Company's business. BD does not believe, however, that any single patent, technology, trademark, intellectual property asset or license is material in relation to BD's business as a whole.

Raw Materials

  BD purchases many different types of raw materials including plastics, glass, metals, yarn and yarn goods, paper products, agricultural products, electronic and mechanical sub-assemblies and various biological, chemical and petrochemical products. All but a few of the Company's principal raw materials are available from multiple sources.

Regulation

  BD's medical technology products and operations are subject to regulation by the federal Food and Drug Administration and various other federal and state agencies, as well as by a number of foreign governmental agencies. BD believes it is in compliance in all material respects with the regulations promulgated by such agencies, and that such compliance has not had, and is not expected to have, a material adverse effect on its business.

  BD also believes that its operations comply in all material respects with applicable environmental laws and regulations. Such compliance has not had, and is not expected to have, a material adverse effect on the Company's capital expenditures, earnings or competitive position.

Employees

  As of September 30, 1999, BD had approximately 24,000 employees, of whom approximately 10,700 were employed in the United States. BD believes that its employee relations are satisfactory.

Item 2. Properties.

  The executive offices of the Company are located in Franklin Lakes, New Jersey. BD owns and leases approximately 12,858,043 square feet of manufacturing, warehousing, administrative and research facilities throughout the world. The domestic facilities, including Puerto Rico, comprise approximately 5,380,525 square feet of owned and 1,928,445 square feet of leased space. The foreign facilities comprise approximately 3,853,883 square feet of owned and 1,695,190 square feet of leased space. Sales offices and distribution centers included in the total square footage are also located throughout the world.

  Operations in each of the Company's business segments are conducted at both domestic and foreign locations. Particularly in the international marketplace, facilities often serve more than one business segment and are used for multiple purposes, such as administrative/sales, manufacturing and/or warehousing/distribution. BD generally seeks to own its manufacturing facilities, although some are leased. Most of BD's administrative, sales and warehousing/distribution facilities are leased.

  BD believes that its facilities are of good construction and in good physical condition, are suitable and adequate for the operations conducted at those facilities, and are, with minor exceptions, fully utilized and operating at normal capacity.

  The domestic facilities include facilities in Arizona, California, Colorado, Connecticut, Florida, Georgia, Illinois, Indiana, Kentucky, Maryland, Massachusetts, Michigan, Missouri, Nebraska, New Jersey, New York, North Carolina, Ohio, South Carolina, Tennessee, Texas, Utah, Virginia, Wisconsin, and Puerto Rico.

  The foreign facilities are grouped as follows:

    --Canada includes approximately 105,866 square feet of leased space.

    --Europe and Eastern Europe, Middle East and Africa include facilities in Austria, Belgium, the Czech Republic, Denmark, Egypt, England, Finland, France, Germany, Greece, Hungary, Ireland, Italy, Ivory Coast, Kenya, the Netherlands, Poland, Russia, South Africa, Spain, Sweden, Switzerland, Turkey, and the United Arab Emirates and are comprised of approximately 1,712,871 square feet of owned and 862,688 square feet of leased space.

    --Latin America includes facilities in Argentina, Bolivia, Brazil,
     Chile, Colombia, Guatemala, Mexico, Panama, Paraguay, Peru, Uruguay, and Venezuela and is comprised of approximately 1,158,014 square feet of owned and 333,037 square feet of leased space.

    --Asia Pacific includes facilities in Australia, China, Hong Kong,
     India, Indonesia, Japan, Malaysia, New Zealand, Pakistan, the Philippines, Singapore, South Korea, Taiwan, Thailand, and Vietnam and is comprised of approximately 982,998 square feet of owned and 393,599 square feet of leased space.

  The table below summarizes property information by business segment:

                                                 Medical  Preanalystical
        Category          Corporate Biosciences  Systems    Solutions     Mixed(A)   Total
        --------          --------- ----------- --------- -------------- --------- ----------
Leased
 Facilities.............         3          19        124          3             9        158
 Square feet............    45,055     548,628  1,829,153      7,558     1,193,241  3,623,635
 Manufacturing square
  footage...............       --       38,378    334,103        --            --     372,481
 Manufacturing
  facilities............       --            5          9        --            --          14
Owned
 Facilities.............         3          21         24          3             9         60
 Square feet............   471,260   2,051,974  4,310,882    650,643     1,749,649  9,234,408
 Manufacturing square
  footage...............       --      884,850  2,603,060    397,327       512,720  4,397,957
 Manufacturing
  facilities............       --           16         23          3             4         46
Total
 Facilities.............         6          40        148          6            18        218
 Square feet............   516,315   2,600,602  6,140,035    658,201     2,942,890 12,858,043
 Manufacturing square
  footage...............       --      923,228  2,937,163    397,327       512,720  4,770,438
 Manufacturing
  facilities............       --           21         32          3             4         60

--------
(A) Facilities used by all business segments.

Item 3. Legal Proceedings.

  BD, along with a number of other manufacturers, has been named as a defendant in approximately 310 product liability lawsuits related to natural rubber latex that have been filed in various state and Federal courts. Cases pending in Federal Court are being coordinated under the matter In re Latex Gloves Products Liability Litigation (MDL Docket No. 1148) in Philadelphia, and analogous procedures have been implemented in the state courts of California, Pennsylvania, New Jersey and New York. Generally, these actions allege that medical personnel have suffered allergic reactions ranging from skin irritation to anaphylaxis as a result of exposure to medical gloves containing natural rubber latex. In 1986, the Company acquired a business which manufactured, among other things, latex surgical gloves. In 1995, the Company divested this glove business. The Company is vigorously defending these lawsuits.

  BD, along with another manufacturer and several medical products distributors, has been named as a defendant in eleven product liability lawsuits relating to health care workers who allegedly sustained accidental needle sticks, but have not become infected with any disease. The case brought in California under the caption Chavez vs. Becton Dickinson (Case No. 722978, San Diego County Superior Court), filed on August 4, 1998 was dismissed in a judgment filed March 19, 1999 which has been appealed by plaintiffs. The Case brought in Florida under the caption Delgado vs. Becton Dickinson et al. (Case No. 98-5608, Hillsborough County Circuit Court) filed on July 24, 1998 was voluntarily withdrawn by the plaintiffs on March 8, 1999. Cases have been filed on behalf of an unspecified number of health care workers in nine other states, seeking class action certification under the laws of these states. To date, no class has been certified in any of these cases. The nine remaining actions are pending in state court in Texas, under the caption Usrey vs. Becton Dickinson et al. (Case No. 342-173329-98, Tarrant County District Court), filed on April 9, 1998; in Federal Court in Ohio, under the caption Grant vs. Becton Dickinson et al. (Case No. C2 98-844, Southern District of
Ohio), filed on July 22, 1998; in state court in Illinois, under the caption McCaster vs. Becton Dickinson et al. (Case No. 98L09478, Cook County Circuit Court), filed on August 13, 1998; in state court in Oklahoma, under the caption Palmer vs. Becton Dickinson et al. (Case No. CJ-98-685, Sequoyah County District Court), filed on October 27, 1998; in state court in Alabama, under the caption Daniels vs. Becton Dickinson et al. (Case No. CV 1998 2757, Montgomery County Circuit Court), filed on October 30, 1998; in state court in South Carolina, under the caption Bales vs. Becton Dickinson et al. (Case No. 98-CP-40-4343, Richland County Court of Common Pleas), filed on November 25, 1998; in state court in Pennsylvania, under the caption Brown vs. Becton Dickinson et al. (Case No. 03474, Philadelphia County Court of Common Pleas) filed on November 27, 1998; and in state court in New Jersey, under the caption Pollak Swartley vs. Becton Dickinson et al. (Case No. L-9449-98, Camden County Superior Court), filed on December 7, 1998; and in state court in New York, under the caption Benner vs. Becton Dickinson et al. (Case No. 99-111372, Supreme Court of the State of New York) filed on June 1, 1999.

  Generally, these remaining actions allege that health care workers have sustained needle sticks using hollow-bore needle devices manufactured by the Company and, as a result, require medical testing, counseling and/or treatment. Several actions additionally allege that the health care workers have sustained mental anguish. Plaintiffs seek money damages in all remaining actions.

  In June 1999, a class certification hearing was held in the matter of Usrey vs. Becton, Dickinson et al., which was first filed in Texas state court on April 9, 1998, under the caption Calvin vs. Becton Dickinson et al. The Court has advised the parties by letter received October 27, 1999 that it believes that it is appropriate to address the issues in the case by way of a class action under Texas procedural law. The Court has scheduled a meeting with the parties' counsel in mid-December to discuss the wording of an appropriate order.

  BD continues to oppose class action certification in this and the other remaining cases and will continue vigorously to defend these lawsuits, including pursuing all appropriate rights of appeal.

  BD, along with another manufacturer, a group purchasing organization ("GPO") and three hospitals, has been named as a defendant in an antitrust action brought pursuant to the Texas Free Enterprise Act ("TFEA"). The action is pending in state court in Texas, under the caption Retractable Technologies Inc. vs. Becton

Dickinson and Company et al. (Case No. 533*JG98, Brazoria County District Court), filed on August 4, 1998. Plaintiff, a manufacturer of retractable syringes, alleges that the Company's contracts with GPOs exclude plaintiff from the market in syringes and blood collection products, in violation of the TFEA. Plaintiff also alleges that the Company has conspired with other manufacturers to maintain its market share in these products. Plaintiff seeks money damages. The pending action is in preliminary stages. The Company intends to mount a vigorous defense in this action.

  BD is a party to a number of federal proceedings in the United States brought under the Comprehensive Environmental Response, Compensation and Liability Act, also known as Superfund, and similar state laws. The Company also is involved in other legal proceedings and claims which arise in the ordinary course of business, both as a plaintiff and a defendant.

  In the opinion of the Company, the results of the above matters, individually and in the aggregate, are not expected to have a material effect on its results of operations, financial condition or cash flows.

Item 4. Submission of Matters to a Vote of Security Holders.

  Not applicable.

Executive Officers of the Registrant (as of December 1, 1999)

  The following is a list of the executive officers of the Company, their ages and all positions and offices held by each of them during the past five years. There is no family relationship between any of the named persons.

 Name                               Age                Position
 ----                               ---                --------
 Clateo Castellini................   64 Director, Chairman of the Board, and
                                        Chief Executive Officer since June
                                        1994; Director, Chairman of the
                                        Board, President and Chief Executive
                                        Officer from June 1994 to May 1999;
                                        and prior thereto, Sector President--
                                        Medical.
 John W. Galiardo.................   65 Director, Vice Chairman of the Board
                                        and General Counsel since June 1994,
                                        and prior thereto, Vice President and
                                        General Counsel.
 Richard O. Brajer................   39 President--Worldwide Preanalytical
                                        Solutions since July 1999;
                                        President--Worldwide Sample
                                        Collection from October 1998 to July
                                        1999; President--Infusion Therapy
                                        Europe from February 1998 to
                                        September 1998; Vice
                                        President/General Manager--Consumer
                                        Products Europe from October 1995 to
                                        January 1998; Director, North America
                                        Marketing, Diabetes Health Care from
                                        October 1994 to September 1995; and
                                        prior thereto, Director, Corporate
                                        Strategic Planning.
 Gary M. Cohen....................   40 President--Worldwide Medical Systems
                                        since May 1999; Executive Vice
                                        President from July 1998 to May 1999;
                                        President--Becton Dickinson Europe
                                        and Worldwide Sample Collection from
                                        October 1997 to June 1998;
                                        President--Worldwide Sample
                                        Collection from October 1996 to
                                        September 1997; President--Becton
                                        Dickinson Division/Worldwide
                                        Hypodermic from August 1994 to
                                        September 1996; Vice President,
                                        Marketing and Development from July
                                        1993 to July 1994; and prior thereto,
                                        Director of Marketing.

 Name                               Age                Position
 ----                               ---                --------
 Vincent A. Forlenza..............   46 Senior Vice President-Technology,
                                        Strategy and Development since
                                        February 1999; President--Worldwide
                                        Microbiology Systems from October
                                        1996 to January 1999; President--
                                        Diagnostic Instrument Systems from
                                        October 1995 to September 1996; and
                                        prior thereto, Division President--
                                        Becton Dickinson Advanced
                                        Diagnostics.
 James V. Jerbasi.................   61 Vice President--Human Resources since
                                        February 1999, and prior thereto,
                                        Director of International Human
                                        Resources.
 Edward J. Ludwig.................   48 President since May 1999; Executive
                                        Vice President from July 1998 to May
                                        1999; Senior Vice President--Finance
                                        and Chief Financial Officer from July
                                        1995 to June 1998; Vice President--
                                        Finance from May 1995 to June 1995;
                                        Vice President--Finance and
                                        Controller from January 1995 to May
                                        1995; and prior thereto, President--
                                        Becton Dickinson Diagnostic
                                        Instrument Systems.
 Deborah J. Neff..................   46 President--Worldwide Biosciences
                                        since February 1999; President--
                                        Worldwide Immunocytometry Systems
                                        from October 1996 to January 1999;
                                        President--Becton Dickinson
                                        Immunocytometry Systems from January
                                        1995 to September 1996; Vice
                                        President--General Manager from
                                        October 1992 to December 1994; and
                                        prior thereto, Vice President--
                                        Operations.

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

  BD's common stock is listed on the New York Stock Exchange. As of November 30, 1999, there were approximately 11,500 shareholders of record. The balance of the information required by this item appears under the caption "Common Stock Prices and Dividends" on the inside back cover of the Company's 1999 Annual Report and is incorporated herein by reference as part of Exhibit 13.

  Pursuant to the terms of the Stock Purchase Agreement and Plan of Merger and Reorganization dated September 3, 1997 (the "Merger Agreement") entered into by the Company in connection with the acquisition of Critical Device Corporation, a California corporation ("CDC"), on June 22, 1999 (the "Closing Date") the former shareholders of CDC received 327,767 shares of the Company's common stock, par value $1.00 per share ("Common Stock"). An additional 29,755 shares of Common Stock was deposited in escrow to secure the indemnification and other obligations of the former shareholders of CDC. Pursuant to the terms of the Merger Agreement, the former shareholders of CDC may receive up to an additional $10,000,000 in shares of Company Common Stock during the ten year period after the Closing Date based upon sales of certain products.

  The Common Stock issued to the former shareholders of CDC was offered and sold pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"), for transactions not involving a public offering of securities. In connection with the offer and sale, the Company relied upon the fact that the offering was made to only three offerees (the former shareholders of CDC) and did not involve any general advertising or solicitation, the offerees were sophisticated investors, the size of the offering was small in relation to the Company's market capitalization, and the Company had taken reasonable steps to prevent resale of the Common Stock by the former shareholders of CDC in violation of the Securities Act.

Item 6. Selected Financial Data.

  The information required by this item is included under the caption "Eight-Year Summary of Selected Financial Data" on page 26 of the Company's 1999 Annual Report and is incorporated herein by reference as part of Exhibit 13.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

  The information required by this item is included in the text contained under the caption "Financial Review" on pages 18-25 of the Company's 1999 Annual Report and is incorporated herein by reference as part of Exhibit 13.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

  The information required by this item is included in the text contained on page 20 of the "Financial Review" section of the Company's 1999 Annual Report, and in Notes 1 and 10 to the consolidated financial statements contained in the Company's 1999 Annual Report, and each is incorporated herein by reference as part of Exhibit 13.

Item 8. Financial Statements and Supplementary Data.

  The information required by this item is included on page 13 herein and on pages 28-48 of the Company's 1999 Annual Report and is incorporated herein by reference as part of Exhibit 13.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

  Not applicable.

                                   PART III

Item 10. Directors and Executive Officers of the Registrant.

  The information relating to directors required by this item will be contained under the captions "Board of Directors", "Election of Directors" and "Continuing Directors" in a definitive Proxy Statement involving the election of directors which the registrant will file with the Securities and Exchange Commission not later than 120 days after September 30, 1999 (the "Proxy Statement"), and such information is incorporated herein by reference.

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

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

 (a)(1) Financial Statements

  The following consolidated financial statements of BD included in the Company's 1999 Annual Report at the pages indicated in parentheses, are incorporated by reference in Item 8 hereof:

    Consolidated Statements of Income--Years ended September 30, 1999, 1998 and 1997 (page 28)

    Consolidated Statements of Comprehensive Income--Years ended September
     30, 1999, 1998 and 1997 (page 29)

    Consolidated Balance Sheets--September 30, 1999 and 1998 (page 30)

    Consolidated Statements of Cash Flows--Years ended September 30, 1999, 1998 and 1997 (page 31)

    Notes to Consolidated Financial Statements (pages 32-48)

 (a)(2) Financial Statement Schedules

  The following consolidated financial statement schedule of the Company is included herein at the page indicated in parentheses:

    Schedule II--Valuation and Qualifying Accounts (page 14)

  All other schedules for which provision is made in the applicable accounting regulations of the Securities Exchange Act of 1934 are not required under the related instructions or are inapplicable, and therefore have been omitted.

 (a)(3) Exhibits

  See Exhibit Index on pages 15, 16 and 17 hereof for a list of all management contracts, compensatory plans and arrangements required by this item (Exhibit Nos. 10(a)(i) through 10(n)), and all other Exhibits filed or incorporated by reference as a part of this report.

 (b) Reports on Form 8-K

  On September 30, 1999 the registrant filed a report on Form 8-K for purposes of filing certain agreements and instruments executed in connection with a public offering by the registrant of its 7.15% Notes due October 1, 2009. On September 29, 1999, the registrant filed a report on Form 8-K for purposes of reporting an amendment to its by-laws. On August 27, 1999 the registrant filed a report on Form 8-K for purposes of reporting the completion of the acquisition of Clontech Laboratories, Inc. On August 10, 1999 the registrant filed a report on Form 8-K for purposes of reporting the revised agreement for the acquisition of Clontech Laboratories, Inc. On July 22, 1999 the registrant filed a report on Form 8-K for purposes of reporting its results of operations for the third quarter ended June 30, 1999.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Becton, Dickinson and Company

                                          By:       /s/ John W. Galiardo
                                             ----------------------------------
                                                      John W. Galiardo
                                               Vice Chairman of the Board and
                                                      General Counsel

Dated: December 10, 1999

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on the 10th day of December, 1999 by the following persons on behalf of the registrant and in the capacities indicated.

                        Name                                  Capacity
                        ----                                  --------
                /s/ Clateo Castellini                 Chairman of the Board,
     ___________________________________________    Chief Executive Officer and
                  Clateo Castellini                Director (Principal Executive
                                                              Officer)

                /s/ Edward J. Ludwig                  Director and President
     ___________________________________________
                  Edward J. Ludwig

                 /s/ Richard M. Hyne               Vice President and Controller
     ___________________________________________      (Principal Financial and
                   Richard M. Hyne                      Accounting Officer)

              /s/ Harry N. Beaty, M.D.                       Director
     ___________________________________________
                Harry N. Beaty, M.D.
              /s/ Henry P. Becton, Jr.                       Director
     ___________________________________________
                Henry P. Becton, Jr.
               /s/ Albert J. Costello                        Director
     ___________________________________________
                 Albert J. Costello
             /s/ Gerald M. Edelman, M.D.                     Director
     ___________________________________________
               Gerald M. Edelman, M.D.
                /s/ John W. Galiardo                         Director
     ___________________________________________
                  John W. Galiardo

                        Name                                  Capacity
                        ----                                  --------
              /s/ Richard W. Hanselman                       Director
     ___________________________________________
                Richard W. Hanselman
                 /s/ Frank A. Olson                          Director
     ___________________________________________
                   Frank A. Olson

            /s/ Willard J. Overlock, Jr.                     Director
     ___________________________________________
              Willard J. Overlock, Jr.

                /s/ James E. Perrella                        Director
     ___________________________________________
                  James E. Perrella
                  /s/ Alfred Sommer                          Director
     ___________________________________________
                    Alfred Sommer

                /s/ Raymond S. Troubh                        Director
     ___________________________________________
                  Raymond S. Troubh

              /s/ Margaretha af Ugglas                       Director
     ___________________________________________
                Margaretha af Ugglas

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

  In our opinion, the financial statements listed in the accompanying index to financial statements (Item 14(a)) present fairly, in all material respects, the consolidated financial position of Becton, Dickinson and Company at September 30, 1999 and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 1999, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                              /s/ Ernst & Young LLP
                                          -----------------------------
                                                Ernst & Young LLP

New York, New York
November 4, 1999

                         BECTON, DICKINSON AND COMPANY

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                 YEARS ENDED SEPTEMBER 30, 1999, 1998, and 1997
                             (Thousands of dollars)

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

               Col. A                  Col. B    Col. C     Col. D       Col. E
---------------------------------------------------------------------------------
                                                Additions
                                                 Charged
                                     Balance at to Costs               Balance at
                                     Beginning     and                   End of
            Description              of Period  Expenses  Deductions     Period
---------------------------------------------------------------------------------
1999
  Against trade receivables:
    For doubtful accounts...........  $24,739    $13,244   $ 3,208(A)   $34,775
    For cash discounts..............   10,779     38,292    34,810       14,261
                                      -------    -------   -------      -------
      Total.........................  $35,518    $51,536   $38,018      $49,036
                                      =======    =======   =======      =======
1998
  Against trade receivables:
    For doubtful accounts...........  $20,234    $ 9,406   $ 4,901(A)   $24,739
    For cash discounts..............    8,499     33,646    31,366       10,779
                                      -------    -------   -------      -------
      Total.........................  $28,733    $43,052   $36,267      $35,518
                                      =======    =======   =======      =======
1997
  Against trade receivables:
    For doubtful accounts...........  $19,608    $ 3,289   $ 2,663(A)   $20,234
    For cash discounts..............    8,448     30,532    30,481        8,499
                                      -------    -------   -------      -------
      Total.........................  $28,056    $33,821   $33,144      $28,733
                                      =======    =======   =======      =======

--------
(A)  Accounts written off.

                                 EXHIBIT INDEX

  Exhibit
  Number          Description                      Method of Filing
  -------         -----------                      ----------------
 3(a)(i)   Restated Certificate of     Incorporated by reference to Exhibit
           Incorporation, as amended   3(a) to the registrant's Annual Report
           January 22, 1990            on Form 10-K for the fiscal year ended
                                       September 30, 1990

 3(a)(ii)  Amendment to the Restated   Incorporated by reference to Exhibit
           Certificate of              3(a) to the registrant's Quarterly
           Incorporation, as of        Report on Form 10-Q for the period ended
           August 5, 1996              June 30, 1996

 3(a)(iii) Amendment to the Restated   Incorporated by reference to Exhibit
           Certificate of              3(a)(iii) to the registrant's Quarterly
           Incorporation, as of        Report on Form 10-Q for the period ended
           August 10, 1998             June 30, 1998

 3(b)      By-Laws, as amended as of   Filed with this report
           November 23, 1999

 4(a)      Indenture, dated as of      Incorporated by reference to Exhibit 4
           December 1, 1982, between   to Registration Statement No. 2-80707 on
           the registrant and          Form S-3 filed by the registrant
           Manufacturers Hanover
           Trust Company

 4(b)      First Supplemental          Incorporated by reference to Exhibit
           Indenture, dated as of      4(b) to Registration Statement No. 33-
           May 15, 1986, between the   5663 on Form S-3 filed by the registrant
           registrant and
           Manufacturers Hanover
           Trust Company

 4(c)      Second Supplemental         Incorporated by reference to Exhibit
           Indenture, dated as of      4(c) to Form 8-K filed by the
           January 10, 1995, between   registrant on January 12, 1995
           the registrant and The
           Chase Manhattan Bank
           (formerly known as
           Chemical Bank, the
           successor by merger to
           Manufacturers Hanover
           Trust Company)

 4(d)      Indenture, dated as of      Incorporated by reference to Exhibit
           March 1, 1997, between      4(a) to Form 8-K filed by the registrant
           the registrant and The      on July 31, 1997 (the registrant hereby
           Chase Manhattan Bank        agrees to furnish to the Commission upon
                                       request a copy of any other instruments
                                       which define the rights of holders of
                                       long-term debt of the registrant)

 4(e)      Rights Agreement, dated     Incorporated by reference to Exhibit 1
           as of November 28, 1995,    to Form 8-K filed by the registrant on
           between the registrant      December 14, 1995
           and First Chicago Trust
           Company of New York,
           which includes as Exhibit
           A thereto, the Form of
           Right Certificate

 10(a)(i)  Employment Agreement,       Incorporated by reference to Exhibit
           dated June 18, 1986,        10(b)(i) to the registrant's Annual
           between the registrant      Report on Form 10-K for the fiscal year
           and Clateo Castellini       ended September 30, 1986

 10(a)(ii) Employment Agreement,       Incorporated by reference to Exhibit
           dated June 18, 1986,        10(b)(ii) to the registrant's Annual
           between the registrant      Report on Form 10-K for the fiscal year
           and John W. Galiardo        ended September 30, 1986

  Exhibit
  Number            Description                     Method of Filing
  -------           -----------                     ----------------
 10(b)     Certified Resolution           Incorporated by reference to Exhibit
           authorizing certain payments   10(k) to the registrant's Annual
           to certain corporate           Report on Form 10-K for the fiscal
           officers in the event of a     year ended September 30, 1986
           discharge, resignation due
           to removal from position or
           a significant change in such
           officers' respective duties
           within two years after a
           change in control of the
           registrant

 10(c)(i)  Form of Split Dollar           Incorporated by reference to Exhibit
           Agreement and related          10(e) to the registrant's Annual
           Collateral Assignment          Report on Form 10-K for the fiscal
           covering the providing to      year ended September 30, 1987
           certain corporate officers
           of a life insurance policy
           in an amount equal to two
           times base salary in lieu of
           full participation in the
           registrant's group life
           insurance program

 10(c)(ii) Form of Endorsement Method     Filed with this report
           Split Dollar Agreement
           covering the providing to
           certain corporate officers
           of a life insurance policy
           in an amount equal to two
           times base salary in lieu of
           full participation in the
           registrant's group life
           insurance program

 10(d)     Stock Award Plan, as amended   Incorporated by reference to Exhibit
           and restated effective         10(d) to the registrant's Annual
           February 11, 1992              Report on Form 10-K for the fiscal
                                          year ended September 30, 1992

 10(e)     1997 Management Incentive      Incorporated by reference to Exhibit
           Plan                           10(e) to the registrant's Annual
                                          Report on Form 10-K for the fiscal
                                          year ended September 30, 1997

 10(f)     1982 Unqualified Stock         Incorporated by reference to Exhibit
           Option Plan, as amended and    10(g) to the registrant's Annual
           restated February 8, 1994      Report on Form 10-K for the fiscal
                                          year ended September 30, 1994

 10(g)(i)  Salary and Bonus Deferral      Incorporated by reference to Exhibit
           Plan, as amended and           4 to Registration Statement No. 333-
           restated as of August 15,      11885 on Form S-8 filed by the
           1996                           registrant

 10(g)(ii) 1996 Directors' Deferral       Incorporated by reference to Exhibit
           Plan                           4 to Registration Statement No. 333-
                                          16091 on Form S-8 filed by the
                                          registrant

 10(h)     1990 Stock Option Plan, as     Incorporated by reference to Exhibit
           amended and restated           10(i) to the registrant's Annual
           February 8, 1994               Report on Form 10-K for the fiscal
                                          year ended September 30, 1994

 10(i)     Retirement Benefit             Incorporated by reference to Exhibit
           Restoration Plan and related   10(i) to the registrant's Annual
           Benefit Restoration Plan       Report on Form 10-K for the fiscal
           Trust, as amended and          year ended September 30, 1998.
           restated as of November 22,
           1994

 10(j)(i)  1994 Restricted Stock Plan     Incorporated by reference to Exhibit
           for Non-Employee               A to the registrant's Proxy Statement
           Directors                      dated January 5, 1994

 10(j)(ii) Amendment to the 1994          Incorporated by reference to Exhibit
           Restricted Stock               10(j)(ii) to the registrant's Annual
           Plan for Non-Employee          Report on Form 10-K for the fiscal
           Directors as of                year ended September 30, 1996
           November 26, 1996

 Exhibit
 Number                 Description                           Method of Filing
 -------                -----------                           ----------------
 10(k)   1995 Stock Option Plan, as amended and     Incorporated by reference to Exhibit
         restated January 27, 1998                  10(k) to the registrant's Annual
                                                    Report on Form 10-K for the fiscal
                                                    year ended September 30, 1998

 10(l)   1998 Stock Option Plan                     Incorporated by reference to Exhibit
                                                    10.1 to the registrant's Quarterly
                                                    Report on Form 10-Q/A for the period
                                                    ended March 31, 1998

 10(m)   Australian, French and Spanish addenda     Incorporated by reference to Exhibit
         to the Becton, Dickinson and Company       10(m) to the registrant's Annual
         Stock Option Plans                         Report on Form 10-K for the fiscal
                                                    year ended September 30, 1998

 10(n)   Indian addendum to the Becton, Dickinson   Filed with this report
         and Company Stock Option Plans

 13      Portions of the registrant's Annual        Filed with this report
         Report to Shareholders for fiscal year
         1999

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