Form 10-Q
period 1999-12-31
BECTON DICKINSON & CO
filed 2000-02-14
CIK 10795

                                   FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    December 31, 1999
                               -----------------------

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to __________________

Commission file number  001-4802
                      ----------

                         Becton, Dickinson and Company
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

          New Jersey                                           22-0760120
-------------------------------                            -------------------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                            Identification No.)

            1 Becton Drive, Franklin Lakes, New Jersey  07417-1880
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes X. No ___.
                                                -

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class of Common Stock         Shares Outstanding as of January 31, 2000
         ---------------------         -----------------------------------------
    Common stock, par value $1.00                      251,570,836

                         BECTON, DICKINSON AND COMPANY
                                   FORM 10-Q
               For the quarterly period ended December 31, 1999

                               TABLE OF CONTENTS

Part I.     FINANCIAL INFORMATION                                               Page Number
-------     ---------------------                                               -----------
Item 1.     Financial Statements
               Condensed Consolidated Balance Sheets..........................        3
               Condensed Consolidated Statements of Income....................        4
               Condensed Consolidated Statements of Cash Flows................        5
               Notes to Condensed Consolidated Financial Statements...........        6
Item 2.     Management's Discussion and Analysis of Financial Condition and
            Results of Operations.............................................       10

Item 3.     Quantitative and Qualitative Disclosures About Market Risk .......       13

Part II.    OTHER INFORMATION
--------    -----------------

Item 1.     Legal Proceedings.................................................       14
Item 2.     Changes in Securities and Use of Proceeds.........................       15
Item 3.     Defaults Upon Senior Securities...................................       15
Item 4.     Submission of Matters to a Vote of Security Holders...............       15
Item 5.     Other Information.................................................       15
Item 6.     Exhibits and Reports on Form 8-K..................................       15

Signature   ..................................................................       16

Exhibits    ..................................................................       17

                         ITEM 1. FINANCIAL STATEMENTS
                         BECTON, DICKINSON AND COMPANY
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             Thousands of Dollars

                                                                        December 31,            September 30,
Assets                                                                     1999                     1999
------                                                               ----------------------------------------
                                                                        (Unaudited)
 Current Assets:
    Cash and equivalents                                             $      70,936                 $    59,932
    Short-term investments                                                     663                       4,660
    Trade receivables, net                                                 790,952                     812,544
    Inventories (Note 2):
       Materials                                                           169,838                     160,332
       Work in process                                                      99,384                      94,627
       Finished products                                                   397,174                     387,574
                                                                     -------------                 -----------
                                                                           666,396                     642,533
    Prepaid expenses, deferred taxes and other                             173,692                     164,056
                                                                     -------------                 -----------
       Total Current Assets                                              1,702,639                   1,683,725

 Property, plant and equipment                                           2,969,062                   2,932,804
   Less allowances for depreciation and amortization                     1,526,333                   1,501,655
                                                                     -------------                 -----------
                                                                         1,442,729                   1,431,149

 Goodwill, Net                                                             513,880                     526,942
 Core and Developed Technology, Net                                        324,359                     329,460
 Other Intangibles, Net                                                    173,866                     178,285

 Other                                                                     334,168                     287,397
                                                                     -------------                 -----------

       Total Assets                                                  $   4,491,641                 $ 4,436,958
                                                                     =============                 ===========

Liabilities and Shareholders' Equity
------------------------------------

 Current Liabilities:
    Short-term debt                                                  $     611,317                 $   631,254
    Payables and accrued expenses                                          743,345                     698,068
                                                                     -------------                 -----------
       Total Current Liabilities                                         1,354,662                   1,329,322

 Long-Term Debt                                                            953,433                     954,169

 Long-Term Employee Benefit Obligations                                    336,914                     344,068

 Deferred Income Taxes and Other                                            41,417                      40,711

 Commitments and Contingencies                                                   -                           -

 Shareholders' Equity:
    Preferred stock                                                         45,890                      46,717
    Common stock                                                           332,662                     332,662
    Capital in excess of par value                                          51,859                      44,626
    Retained earnings                                                    2,590,826                   2,539,020
    Unearned ESOP compensation                                             (20,535)                    (20,310)
    Deferred compensation                                                    6,064                       5,949
    Shares in treasury - at cost                                          (993,291)                   (997,333)
    Accumulated other comprehensive income                                (208,260)                   (182,643)
                                                                     -------------                 -----------
       Total Shareholders' Equity                                        1,805,215                   1,768,688
                                                                     -------------                 -----------

       Total Liabilities and Shareholders' Equity                    $   4,491,641                 $ 4,436,958
                                                                     =============                 ===========

           See notes to condensed consolidated financial statements

                         BECTON, DICKINSON AND COMPANY
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  Thousands of Dollars, Except Per-share Data
                                  (Unaudited)

                                                       Three Months Ended
                                                          December 31,
                                                --------------------------------
                                                     1999                1998
                                                ----------------  --------------
Revenues                                        $     859,164       $  768,966

Cost of products sold                                 449,951          385,710
Selling and administrative                            233,838          223,116
Research and development                               53,743           49,310
                                                -------------       ----------
Total Operating Costs and Expenses                    737,532          658,136
                                                -------------       ----------

Operating Income                                      121,632          110,830

Interest expense, net                                 (21,557)         (17,871)
Other income, net                                       1,674            1,025
                                                -------------       ----------

Income Before Income Taxes                            101,749           93,984

Income tax provision                                   26,455           17,826
                                                -------------       ----------

Net Income                                      $      75,294       $   76,158
                                                =============       ==========

Earnings Per Share:

     Basic                                      $         .30       $      .30
                                                =============       ==========
     Diluted                                    $         .29       $      .29
                                                =============       ==========
Dividends Per Common Share                      $       .0925       $     .085
                                                =============       ==========


           See notes to condensed consolidated financial statements

                         BECTON, DICKINSON AND COMPANY
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             Thousands of Dollars
                                  (Unaudited)

                                                                                 Three Months Ended
                                                                                    December 31,
                                                                     -------------------------------------
                                                                          1999                   1998
                                                                     --------------       ----------------
 Operating Activities
 --------------------
   Net income                                                            $  75,294               $  76,158
   Adjustments to Net Income to Derive Net Cash
     Provided By Operating Activities:
       Depreciation and amortization                                        72,440                  62,688
       Change in working capital                                           (25,960)                (67,321)
       Other, net                                                             (539)                 15,340
                                                                         ---------               ---------
       Net Cash Provided by Operating Activities                           121,235                  86,865
                                                                         ---------               ---------

 Investing Activities
 --------------------

   Capital expenditures                                                    (66,697)                (61,778)
   Acquisitions of businesses, net of cash acquired                              -                 (41,706)
   Change in investments, net                                                3,529                   2,895
   Capitalized Software                                                    (10,992)                 (6,776)
   Other, net                                                              (20,686)                 (8,419)
                                                                         ---------               ---------
       Net Cash Used for Investing Activities                              (94,846)               (115,784)
                                                                         ---------               ---------

 Financing Activities
 --------------------

   Change in short-term debt                                               (21,417)                 75,199
   Proceeds of long-term debt                                                    -                     185
   Payments of long-term debt                                                 (349)                 (4,903)
   Issuance of common stock from treasury                                    7,445                   5,701
   Dividends paid                                                             (698)                      -
                                                                         ---------               ---------
       Net Cash (Used for) Provided by Financing Activities                (15,019)                 76,182
                                                                         ---------               ---------

 Effect of exchange rate changes on cash and equivalents                      (366)                 (1,936)
                                                                         ---------               ---------
       Net increase in cash and equivalents                                 11,004                  45,327

 Opening Cash and Equivalents                                               59,932                  83,251
                                                                         ---------               ---------
 Closing Cash and Equivalents                                            $  70,936               $ 128,578
                                                                         =========               =========

           See notes to condensed consolidated financial statements

                         BECTON, DICKINSON AND COMPANY
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
         Dollar and Share Amounts in Thousands, Except Per-share Data
                               December 31, 1999


Note 1 - Basis of Presentation
------------------------------

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, in the opinion of the management of the Company, include all adjustments which are of a normal recurring nature, necessary for a fair presentation of financial position and the results of operations and cash flows for the periods presented. However, the financial statements do not include all information and footnotes required for a presentation in accordance with generally accepted accounting principles. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included or incorporated by reference in the Company's 1999 Annual Report on Form 10-K. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year. Prior year information has been reclassified to conform to current year presentation.


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


Note 3 - Comprehensive Income
-----------------------------

Comprehensive income for the Company includes the following:

                                                     Three Months Ended December 31,
                                                     -------------------------------
                                                        1999                 1998
                                                     ----------           ----------
     Net income                                      $   75,294           $   76,158
     Other Comprehensive Income, Net of Tax
          Foreign currency translation adjustments      (38,685)              (6,882)
          Unrealized gain (loss) on investments          13,068               (6,733)
                                                     ----------           ----------
               Comprehensive Income                  $   49,677           $   62,543
                                                     ==========           ==========

On February 9, 2000, the Company sold a portion of its holdings in an available-for-sale investment for a gain of approximately $16,000 before taxes. The proceeds from this sale were approximately $18,400. The cost of this investment was determined based upon the specific identification method.

Note 4 - Earnings per Share
---------------------------

The following table sets forth the computations of basic and diluted earnings per share:

                                                      Three Months Ended December 31,
                                                     ----------------------------------
                                                         1999                  1998
                                                     ------------          ------------
     Net income                                      $     75,294          $     76,158
     Preferred stock dividends                               (746)                 (790)
                                                     ------------          ------------

     Income available to common shareholders (A)           74,548                75,368

     Preferred stock dividends - using "if
        converted" method                                     746                   790
     Additional ESOP contribution - using "if
        converted" method                                    (169)                 (202)
                                                     ------------          ------------
     Income available to common shareholders after
      assumed conversions (B)                        $     75,125          $     75,956
                                                     ============          ============

     Average common shares outstanding (C)                251,328               248,320
     Dilutive stock equivalents from stock plans            6,287                11,823
     Shares issuable upon conversion of preferred
        stock                                               4,978                 5,276
                                                     ------------          ------------
     Average common and common equivalent
        shares outstanding - assuming dilution (D)        262,593               265,419
                                                     ============          ============

     Basic earnings per share (A/C)                  $        .30          $        .30
                                                     ============          ============
     Diluted earnings per share (B/D)                $        .29          $        .29
                                                     ============          ============


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

The Company designed and implemented a Company-wide Year 2000 plan to ensure that its computer equipment and software and devices with date-sensitive embedded technology would be Year 2000-compliant. To date, the Company is not aware of any significant Year 2000-related issues. The Company's belief that it has completed each of the phases of the plan is based upon management's best estimates, which depend upon numerous assumptions regarding future events, including the continued availability of certain resources, third-party remediation plans, and other factors. These estimates and assumptions, however, may prove not to be accurate, and actual results could differ materially from those anticipated.

Note 6 - Segment Data
---------------------

The Company's organizational structure is based upon its three principal business segments: BD Medical Systems, BD Biosciences, and BD Preanalytical Solutions. The Company evaluates performance based upon operating income. Segment operating income represents revenues reduced by product costs and operating expenses.

Financial information for the Company's segments is as follows:

                                            Three Months Ended December 31,
                                         -------------------------------------
                                              1999                   1998
                                         --------------         --------------

     Revenues
     --------
      Medical Systems                    $      462,606         $      425,165
      Biosciences                               264,416                223,279
      Preanalytical Solutions                   132,142                120,522
                                         --------------         --------------
               Total Revenues (A)        $      859,164         $      768,966
                                         ==============         ==============

     Segment Operating Income
     ------------------------
      Medical Systems                    $       94,701         $       80,826
      Biosciences                                25,311                 29,457
      Preanalytical Solutions                    27,308                 28,129
                                         --------------         --------------
          Total Segment Operating Income        147,320                138,412
      Unallocated Expenses (B)                  (45,571)               (44,428)
                                         --------------         --------------
          Income Before Income Taxes     $      101,749         $       93,984
                                         ==============         ==============

   (A) Intersegment revenues are not material.
   (B) Includes interest, net; foreign exchange; and corporate expenses.


Note 7 - Special Charges
------------------------

The Company recorded special charges in fiscal 1999 and 1998 associated with two restructuring programs, primarily designed to improve the Company's cost structure, refocus certain businesses, and write down impaired assets. A summary of the special charge accrual activity during the first three months of fiscal 2000 follows:

                               Severance      Restructuring        Other
                             -------------    -------------    -------------
     Accrual Balance at
       September 30, 1999          $13,100          $ 9,250          $ 6,100
     Payments                         (600)          (4,100)            (600)
                             -------------    -------------    -------------
     Accrual Balance at
       December 31, 1999           $12,500          $ 5,150          $ 5,500
                             =============    =============    =============

The 1998 restructuring plan included charges associated with the restructuring of certain manufacturing operations. As of December 31, 1999, approximately 95 positions have been eliminated, and the Company expects that an additional 150 people will be affected by this plan. These remaining affected employees are related to the planned closure of a surgical blade plant in the United States, scheduled for the first half of fiscal year 2002. The remaining 1998 restructuring accruals related to this closure consist primarily of severance.


Note 8 - Acquisition Reserves
-----------------------------

During fiscal year 1998, the Company acquired the Medical Devices Division ("MDD") of The BOC Group. The assumed liabilities for the MDD acquisition included approximately $14,300 for severance and exit costs associated with the integration of certain MDD administrative functions. As of December 31, 1999, these accruals had been substantially paid.

During fiscal year 1997, the Company acquired Difco Laboratories Incorporated ("Difco"). The assumed liabilities for the Difco acquisition included approximately $17,500 for severance and other exit costs associated with the closing of certain Difco facilities. As of December 31, 1999, approximately $5,700 of these reserves remained. The Company expects to substantially pay these remaining accruals over the next six months.

Item 2.   Management's Discussion and Analysis of Financial Condition and
          ---------------------------------------------------------------
          Results of Operations
          ---------------------


Results of Operations
---------------------

First quarter revenues of $859 million exceeded prior year revenues by 12 percent. Revenue growth for the quarter was unfavorably affected by the strengthened dollar versus the prior year, which reduced revenues by an estimated $11 million. We believe that revenues modestly benefited from purchases related to the preparation for potential year 2000 disruptions.

                                                Three Months Ended December 31,
                Segment Revenues                -------------------------------
               (Dollars in millions)              1999       1998     % Change
             ==================================================================

             Medical Systems
             ---------------
                 United States                  $    207    $    193          7
                 International                       256         233         10
             ------------------------------------------------------------------
             Total                              $    463    $    425          9
             ==================================================================

             Biosciences
             -----------
                 United States                  $    151    $    123         22
                 International                       114         100         14
             ------------------------------------------------------------------
             Total                              $    264    $    223         18
             ==================================================================

             Preanalytical Solutions
             -----------------------
                 United States                  $     69    $     63          9
                 International                        63          57         10
             ------------------------------------------------------------------
             Total                              $    132    $    121         10
             ==================================================================

             Total Revenues
             --------------
                 United States                  $    426    $    379         13
                 International                       433         390         11
             ------------------------------------------------------------------
             Total                              $    859    $    769         12
             ==================================================================


Recent acquisitions, primarily in the United States, added about $20 million to BD Biosciences ("Biosciences") revenues and about $6 million to BD Medical Systems ("Medical") revenues for the quarter. Worldwide revenues for the Medical and BD Preanalytical Solutions ("Preanalytical") segments reflected good growth in sales of advanced protection devices. All segments reported strong growth in international sales of core products. International revenues grew approximately 14 percent after excluding the unfavorable impact of foreign currency translation.

Medical segment operating income increased from the prior year primarily due to sales growth in advanced protection devices. The decrease in Biosciences segment operating income reflects the amortization associated with fiscal 1999 acquisitions. Preanalytical segment operating income decreased from the prior year despite an increase in sales growth in advanced protection devices. This decrease is due to continued investment in the research and development and the future generation of advanced protection devices, as well as the unfavorable effect of changes in foreign currency rates. (See Note 6 in "Notes to Condensed Consolidated Financial Statements" for additional segment income information.)

Gross profit margin was 47.6% compared with last year's first quarter ratio of 49.8%. This decline reflects an unfavorable mix of sales, particularly in some of our emerging markets, and higher costs associated with the scale up of production of advanced protection devices. We expect gross profit margin to be higher for the remaining quarters of fiscal 2000. Selling and administrative expense decreased to 27.2% of revenues, reflecting spending controls and productivity improvements. The prior year's first quarter ratio of 29% included expenses related to acquisitions and reengineering charges associated with our enterprise-wide business systems upgrade program ("Genesis"). Investment in research and development was 6.3% of revenues in the current quarter, which was about the same as last year.

Operating income increased 10% from last year's first quarter. Operating margin was 14.2%, which is about the same as last year.

Net interest expense was about $4 million higher than the prior year, due to additional borrowings to fund prior year acquisitions. Other income, net was about $1 million higher than last year. Other income, net included the impact of a favorable patent settlement in the current quarter, which was partially offset by the absence in the current quarter of one-time items recorded in the prior year.

The first quarter income tax rate was 26%, compared with the prior year's rate of 19%, which included a favorable $7 million tax judgment in Brazil. We expect our tax rate for the full year to be about 26%.

Net income and diluted earnings per share were about the same as last year. Prior year earnings benefited from the favorable tax judgment in Brazil, which increased earnings per share by three cents. The impact of unfavorable foreign currency translation reduced diluted earnings per share for the current quarter by an estimated one cent.

Financial Condition
-------------------

During the first three months of 2000, cash provided by operating activities increased to $121 million compared to $87 million during the first three months of last year. This increase reflects more stringent cash management policies and lower build-up of inventories compared with the prior year's first quarter largely due to Year 2000-related sales activity. Capital expenditures during the first three months were $67 million, slightly ahead of last year's amount of $62 million. We expect capital spending for fiscal 2000 to be about $350 million, reflecting increased investment in additional manufacturing capacity for advanced protection devices. Capitalized software represents expenditures associated with the Genesis program.

As of December 31, 1999, total debt of $1.6 billion represented 46.3% of total capital (shareholders' equity, net non-current deferred income tax liabilities, and debt), higher than 42.2% a year ago due to additional borrowings to fund acquisitions. Because of our strong credit rating, we believe we have the capacity to arrange additional borrowings should the need arise.

At its November 1999 meeting, the Board of Directors increased our quarterly dividend from $.085 to $.0925 per common share.

Year 2000 Update
----------------

We designed and implemented a company-wide Year 2000 plan to ensure that our computer equipment and software and devices with date-sensitive embedded technology would be Year 2000-compliant. In other words, we wanted to ensure that this equipment and software and these devices would be able to distinguish between the year 1900 and the year 2000 and would function properly with respect to all dates, whether in the twentieth or twenty-first centuries.

Based upon our identification, assessment, remediation and testing efforts, we believe we completed all modifications to and replacements of our computer equipment and software that are necessary to avoid any potential Year 2000-related disruptions or malfunctions that were identified. To date, we have not experienced any major disruptions to our business nor are we aware of any significant Year 2000-related disruptions impacting our customers and suppliers. We will continue to monitor our critical systems over the next few months, as well as those of our suppliers and customers, for any Year-2000 related exposures.

As of December 31, 1999, we have incurred approximately $17 million in costs related to our Year 2000 project, which has been, and will continue to be, funded through operating cash flows. We do not anticipate any additional significant costs related to our plan. None of our other information technology projects have been delayed or deferred as a result of the implementation of the plan.

We believe we effectively anticipated and resolved any potential Year 2000 issues affecting us and our products, as well as those of third-party suppliers, in a timely manner. We cannot assure you, however, that Year 2000 issues will not materially and adversely affect our results of operations, cash flows or relationships with third parties in the event that

     . we have not properly identified our Year 2000 issues or the potential business disruption among third parties with whom we conduct significant business, or

     . our compliance assessment, remediation and testing activities, and our deployment of product upgrades have not effectively addressed all relevant Year 2000 issues affecting us and our products.

In addition, disruptions in the economy generally resulting from Year 2000 issues also could materially and adversely affect us. At this time, we cannot reasonably estimate the amount of potential liability and lost revenue that would be reasonably likely to result from the failure by us and certain key third parties to achieve Year 2000 compliance on a timely basis.

Costs of our plan and our belief that we have completed each of the phases of the plan are based upon management's best estimates, which rely upon numerous assumptions regarding future events, including the continued availability of certain resources, third-party remediation plans, and other factors. These estimates, however, may prove not to be accurate, and actual results could differ materially from those anticipated. Factors that could result in material differences include, without limitation, the availability and cost of personnel with the appropriate training and experience, the ability to identify, assess, remediate and test all devices, relevant computer codes and embedded technology, and similar uncertainties. In addition, Year 2000-related issues may lead to possible third-party claims, the impact of which we cannot yet estimate. We cannot assure you that the aggregate cost of defending and resolving such claims, if any, would not have a material adverse effect on us.

Adoption of New Accounting Standards
------------------------------------

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". This Statement requires that all derivatives be recorded in the balance sheet as either an asset or liability measured at fair value and that changes in fair value be recognized currently in earnings unless specific hedge accounting criteria are met. In June 1999, the FASB issued SFAS No. 137, which deferred the effective date of SFAS No. 133. As a result, we will be adopting the provisions of this Statement no later than our first quarter of fiscal 2001. We are in the process of evaluating this Statement and have not yet determined the future impact on our consolidated financial statements.


Forward-Looking Statements
--------------------------

This interim report on Form 10-Q may contain certain forward looking statements (as defined under Federal securities laws) regarding the performance of Becton, Dickinson and Company ("BD"), including future revenues, products and income, which are based upon current expectations of BD and are subject to a number of business risks and uncertainties. Actual results could vary materially from anticipated results described in any forward-looking statement. Factors that could cause actual results to vary materially include, but are not limited to, competitive factors, changes in regional, national or foreign economic conditions, changes in interest or foreign currency exchange rates, delays in product introductions, litigation, Year 2000 issues, and changes in health care or other governmental regulation, as well as other factors discussed herein and in other of BD's filings with the Securities and Exchange Commission.


Item 3.  Quantitative and Qualitative Disclosures About Market Risk.
         ----------------------------------------------------------

          There have been no material changes in information reported since the fiscal year ended September 30, 1999.

                          PART II - OTHER INFORMATION
                          ---------------------------

Item 1.   Legal Proceedings.
          -----------------

          We are involved, both as a plaintiff and a defendant, in various legal proceedings which arise in the ordinary course of business, including product liability and environmental matters.

          As described more fully in our 1999 annual report on Form 10-K, we, along with a number of other manufacturers, have been named as a defendant in approximately 335 product liability lawsuits related to natural rubber latex that have been filed in various state and Federal courts. Cases pending in Federal court are being coordinated under the matter In re Latex Gloves Products Liability Litigation (MDL Docket No. 1148) in Philadelphia, and analogous procedures have been implemented in the state courts of California, Pennsylvania and New Jersey. We are vigorously defending these lawsuits.

          Also as discussed in our 1999 Annual Report on Form 10-K, we have been named as a defendant in eleven product liability lawsuits relating to health care workers who allegedly sustained accidental needle sticks, but have not become infected with any disease. Another manufacturer and several medical product distributors also have been named as defendants in most of these cases. The cases have been filed on behalf of an unspecified number of health care workers in eleven different states seeking class action certification under the laws of these states.

          On January 13, 2000, in the matter of Usrey v. Becton, Dickinson and Company, et al. (Case No. 342-173329-98, Tarrant County District Court), filed in Texas court on April 9, 1998, the Court signed an order conditionally granting plaintiffs' motion for class certification on behalf of certain Texas healthcare workers, subject to modification and alteration under Texas procedural law. Under Texas law, the order is subject to an immediate appeal, and any trial in the matter is stayed pending appeal. An appeal from the order was filed on February 1, 2000 and we will otherwise continue to vigorously defend this matter.

          On January 13, 2000, in the matter of Benner v. Becton, Dickinson and Company, et al., originally filed on June 1, 1999 in Supreme Court of the State of New York (Case No. 99-111372) and removed to federal court on July 1, 1999 (No. 99 Civ. 4785, United States District Court, Southern District of New York), the Court granted our motion to dismiss the plaintiff's complaint for failure to state a cause of action. The Benner matter was an action seeking class action certification on behalf of certain New York healthcare workers alleging that syringes and other medical devices were defectively designed. The Court dismissed the complaint without prejudice, giving the plaintiff twenty-one days within which to file an amended complaint, which has been stayed subject to further court order.

          To date no other class has been certified in these cases. Generally, these actions allege that health care workers have sustained needle sticks using hollow-bore needle devices manufactured by us and, as a result, require medical testing, counseling and/or treatment.

          In our opinion, the results of the above matters, individually and in the aggregate, are not expected to have a material effect on our results of operations, financial condition or cash flows.

Item 2.   Changes in Securities and Use of Proceeds.
          -----------------------------------------

          Not applicable.

Item 3.   Defaults Upon Senior Securities.
          -------------------------------

          Not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders.
          ---------------------------------------------------

          Not applicable.

Item 5.   Other Information.
          -----------------

          Not applicable.

Item 6.   Exhibits and Reports on Form 8-K.
          --------------------------------

          a)   Exhibits

               27  - Financial Data Schedule.

          b)   Reports on Form 8-K

               During the three-month period ended December 31, 1999, we filed three Current Reports on Form 8-K under Item 5 - Other Events:

               (i) In a report dated October 13, 1999, we announced that our Chief Financial Officer was leaving to pursue other interests.

               (ii) In a report dated October 29, 1999, we announced that in the Usrey matter, the Court had advised that it believed that it was appropriate to address the issues in the case by way of a class action.

               (iii) In a report dated November 4, 1999, we announced our results for the quarter and year ended September 30, 1999.

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


                                          Becton, Dickinson and Company
                                          -----------------------------
                                                   (Registrant)

Date  February 14, 2000
      ------------------



                                               /s/ Richard M. Hyne
                                          -----------------------------
                                                 Richard M. Hyne
                                          Vice President and Controller
                                   (Principal Financial and Accounting Officer)

                                 EXHIBIT INDEX
                                 -------------



Exhibit
Number      Description                      Method of Filing
-------------------------------------------------------------


 27         Financial Data Schedule             Filed with
                                                this report