Form 10-Q
period 2000-03-31
BECTON DICKINSON & CO
filed 2000-05-12
CIK 10795

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


(Mark One)


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                  March 31, 2000
                                    ---------------------------------------
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_______________________________to_____________

Commission file number    001-4802
                          --------

                          Becton, Dickinson and Company
                          -----------------------------
             (Exact name of registrant as specified in its charter)

          New Jersey                                      22-0760120
----------------------------------                ----------------------------
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
                                               -

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

 Class of Common Stock             Shares Outstanding as of April 30, 2000
 ---------------------             ---------------------------------------
 Common stock, par value $1.00                    252,428,019

                         BECTON, DICKINSON AND COMPANY
                                   FORM 10-Q
                 For the quarterly period ended March 31, 2000

                               TABLE OF CONTENTS



Part I.   FINANCIAL INFORMATION                                    Page Number
-------   ---------------------                                    -----------

Item 1.   Financial Statements
            Condensed Consolidated Balance Sheets ....................   3
            Condensed Consolidated Statements of Income ..............   4
            Condensed Consolidated Statements of Cash Flows ..........   5
            Notes to Condensed Consolidated Financial Statements .....   6
Item 2    Management's Discussion and Analysis of Financial
          Condition and Results of Operations.........................   10

Item 3.   Quantitative and Qualitative Disclosures About Market Risk..   14

Part II.  OTHER INFORMATION
--------  -----------------


Item 1    Legal Proceedings ..........................................   15
Item 2    Changes in Securities and Use of Proceeds ..................   16
Item 3    Defaults Upon Senior Securities ............................   16
Item 4    Submission of Matters to a Vote of Security Holders.........   16
Item 5    Other Information ..........................................   17
Item 6    Exhibits and Reports on Form 8-K ...........................   17

Signature   ..........................................................   19

Exhibits    ..........................................................   20

                         ITEM 1. FINANCIAL STATEMENTS
                         BECTON, DICKINSON AND COMPANY
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             Thousands of Dollars


                                                                       March 31,                September 30,
Assets                                                                   2000                       1999
------                                                              --------------             --------------
                                                                      (Unaudited)
 Current Assets:
    Cash and equivalents                                             $      65,064            $         59,932
    Short-term investments                                                  11,310                       4,660
    Trade receivables, net                                                 768,874                     812,544
    Inventories (Note 2):
       Materials                                                           170,724                     160,332
       Work in process                                                     107,695                      94,627
       Finished products                                                   407,082                     387,574
                                                                     --------------           -----------------
                                                                           685,501                     642,533
    Prepaid expenses, deferred taxes and other                             177,481                     164,056
                                                                     --------------           -----------------
       Total Current Assets                                              1,708,230                   1,683,725

 Property, plant and equipment                                           3,038,348                   2,932,804
   Less allowances for depreciation and amortization                     1,551,828                   1,501,655
                                                                     --------------           -----------------
                                                                         1,486,520                   1,431,149

 Goodwill, Net                                                             514,228                     526,942
 Core and Developed Technology, Net                                        318,900                     329,460
 Other Intangibles, Net                                                    171,276                     178,285

 Other                                                                     331,546                     287,397
                                                                                              -----------------
                                                                     --------------

       Total Assets                                                  $   4,530,700            $      4,436,958
                                                                     ==============           =================

Liabilities and Shareholders' Equity
------------------------------------

 Current Liabilities:
    Short-term debt                                                      $ 729,721                   $ 631,254
    Payables and accrued expenses                                          734,913                     698,068
                                                                     --------------           -----------------
       Total Current Liabilities                                         1,464,634                   1,329,322

 Long-Term Debt                                                            819,927                     954,169

 Long-Term Employee Benefit Obligations                                    327,613                     344,068

 Deferred Income Taxes and Other                                            44,121                      40,711

 Commitments and Contingencies                                                   -                           -

 Shareholders' Equity:
    Preferred stock                                                         45,066                      46,717
    Common stock                                                           332,662                     332,662
    Capital in excess of par value                                          62,208                      44,626
    Retained earnings                                                    2,686,022                   2,539,020
    Unearned ESOP compensation                                             (20,856)                    (20,310)
    Deferred compensation                                                    6,463                       5,949
    Shares in treasury - at cost                                          (988,364)                   (997,333)
    Accumulated other comprehensive income                                (248,796)                   (182,643)
                                                                     --------------           -----------------
       Total Shareholders' Equity                                        1,874,405                   1,768,688
                                                                     --------------           -----------------

       Total Liabilities and Shareholders' Equity                       $4,530,700                 $ 4,436,958
                                                                     ==============           =================


          See notes to condensed consolidated financial statements

                          BECTON, DICKINSON AND COMPANY
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                   Thousands of Dollars, Except Per-share Data
                                   (Unaudited)

                                                       Three Months Ended                      Six Months Ended
                                                           March 31,                              March 31,
                                                ---------------------------------     -----------------------------------
                                                        2000             1999                2000               1999
                                                ----------------  ---------------     ----------------  -----------------

Revenues                                        $       925,132   $      873,964      $     1,784,296   $      1,642,930

Cost of products sold                                   473,987          429,260              923,938            814,970
Selling and administrative                              244,063          233,004              477,901            456,120
Research and development                                 57,175           67,251              110,918            116,561
                                                  --------------    -------------       --------------    ---------------
Total Operating Costs and Expenses                      775,225          729,515            1,512,757          1,387,651
                                                  --------------    -------------       --------------    ---------------

Operating Income                                        149,907          144,449              271,539            255,279

Interest expense, net                                   (21,199)         (18,758)             (42,756)           (36,629)
Other income, net                                        36,399            1,460               38,073              2,485
                                                  --------------    -------------       --------------    ---------------

Income Before Income Taxes                              165,107          127,151              266,856            221,135

Income tax provision                                     45,936           37,037               72,391             54,863
                                                  --------------    -------------       --------------    ---------------

Net Income                                      $       119,171   $       90,114      $       194,465   $        166,272
                                                  ==============    =============       ==============    ===============


Earnings Per Share:

     Basic                                      $           .47   $          .36      $           .77   $            .66
                                                  ==============    =============       ==============    ===============

     Diluted                                    $           .45   $          .34      $           .74   $            .63
                                                  ==============    =============       ==============    ===============

Dividends Per Common Share                      $         .0925   $         .085      $          .185   $            .17
                                                  ==============    =============       ==============    ===============

          See notes to condensed consolidated financial statements

                         BECTON, DICKINSON AND COMPANY
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             Thousands of Dollars
                                  (Unaudited)

                                                                                  Six Months Ended
                                                                                     March 31,
                                                                     ------------------------------------------
                                                                            2000                       1999
                                                                     --------------           -----------------
 Operating Activities

   Net income                                                        $     194,465            $        166,272
   Adjustments to net income to derive net cash
     provided by operating activities:
       Depreciation and amortization                                       141,469                     128,484
       Gain on sale of investment                                          (33,159)                          -
       Purchased in-process research and development                             -                      16,800
       Change in working capital                                           (24,949)                   (204,207)
       Other, net                                                          (10,577)                     17,708
                                                                     --------------           -----------------
       Net Cash Provided by Operating Activities                           267,249                     125,057
                                                                     --------------           -----------------

 Investing Activities

   Capital expenditures                                                   (165,621)                   (132,855)
   Acquisitions of businesses, net of cash acquired                        (21,573)                   (153,247)
   Change in investments, net                                               34,876                     (18,159)
   Capitalized software                                                    (28,603)                    (28,863)
   Other, net                                                              (15,206)                    (30,683)
                                                                     --------------           -----------------
       Net Cash Used for Investing Activities                             (196,127)                   (363,807)
                                                                     --------------           -----------------

 Financing Activities

   Change in short-term debt                                                (7,247)                    371,349
   Proceeds of long-term debt                                                    -                         185
   Payments of long-term debt                                              (29,941)                   (108,395)
   Issuance of common stock from treasury                                   19,338                      15,383
   Dividends paid                                                          (47,196)                    (43,163)
                                                                     --------------           -----------------
       Net Cash (Used for) Provided by Financing Activities                (65,046)                    235,359
                                                                     --------------           -----------------

 Effect of exchange rate changes on cash and equivalents                      (944)                     (6,005)
                                                                     --------------           -----------------
       Net increase (decrease) in cash and equivalents                       5,132                      (9,396)

 Opening Cash and Equivalents                                               59,932                      83,251
                                                                     --------------           -----------------
 Closing Cash and Equivalents                                        $      65,064            $         73,855
                                                                     ==============           =================

          See notes to condensed consolidated financial statements

                         BECTON, DICKINSON AND COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
          Dollar and Share Amounts in Thousands, Except Per-share Data
                                 March 31, 2000


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


Note 3 - Comprehensive Income
-----------------------------

Comprehensive income for the Company includes the following:

                                             Three Months Ended                       Six Months Ended
                                                 March 31,                               March 31,
                                   -----------------------------------     -----------------------------------
                                              2000                1999                2000                1999
                                   ---------------     ---------------     ---------------     ---------------

Net income                           $     119,171       $      90,114       $     194,465       $     166,272
Other Comprehensive Income,
Net of Tax
     Foreign currency translation
          adjustments                      (39,033)            (72,785)            (77,718)            (79,667)
     Unrealized (loss) gain on
          investments, net of
          amounts realized                  (1,503)              2,482              11,565              (4,251)
                                   ---------------     ---------------     ---------------     ---------------

            Comprehensive Income     $      78,635       $      19,811       $     128,312       $      82,354
                                   ===============     ===============     ===============     ===============

During the second quarter of fiscal 2000, the Company sold portions of an investment for a net gain of approximately $33,000 before taxes. The proceeds from these sales were approximately $38,000. The cost of this investment was determined based upon the specific identification method. The amount of unrealized gains or losses on investments in comprehensive income has been adjusted to reflect the realized gains included in net income for investments sold during the year.


Note 4 - Earnings per Share
---------------------------

The following table sets forth the computations of basic and diluted earnings per share:

                                            Three Months Ended                       Six Months Ended
                                                March 31,                               March 31,
                                  -----------------------------------     -----------------------------------
                                            2000                1999                2000                1999
                                  ---------------     ---------------     ---------------     ---------------

Net income                          $    119,171        $     90,114        $    194,465        $    166,272
Preferred stock dividends                   (732)               (785)             (1,478)             (1,576)
                                  ---------------     ---------------     ---------------     ---------------
Income available to
   common shareholders (A)               118,439              89,329             192,987             164,696

Preferred stock dividends - using
   "if converted" method                     732                 785               1,478               1,576
Additional ESOP contribution -
   using "if converted" method              (165)               (201)               (339)               (405)
                                  ---------------     ---------------     ---------------     ---------------
Income available to common
   shareholders after assumed
   conversions (B)                  $    119,006        $     89,913        $    194,126        $    165,867
                                  ===============     ===============     ===============     ===============

Average common shares
   outstanding (C)                       252,055             249,276             251,690             248,793
Dilutive stock equivalents from
   stock plans                             6,432              10,308               6,407              11,291
Shares issuable upon conversion
   of preferred stock                      4,889               5,230               4,889               5,230
                                  ---------------     ---------------     ---------------     ---------------
Average common and common
   equivalent shares outstanding -
   assuming dilution (D)                 263,376             264,814             262,986             265,314
                                  ===============     ===============     ===============     ===============

Basic earnings per share (A/C)      $        .47        $        .36        $        .77        $        .66
                                  ===============     ===============     ===============     ===============

Diluted earnings per share (B/D)    $        .45        $        .34        $        .74        $        .63
                                  ===============     ===============     ===============     ===============

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

Financial information for the Company's segments is as follows:


                                          Three Months Ended                           Six Months Ended
                                              March 31,                                   March 31,
                              ----------------------------------------    ----------------------------------------
                                         2000                  1999                  2000                  1999
                              ------------------    ------------------    ------------------    ------------------
Revenues
--------
  Medical Systems               $      489,329        $       483,779       $       951,935       $       908,944
  Biosciences                          296,317                262,325               560,733               485,604
  Preanalytical Solutions              139,486                127,860               271,628               248,382
                              -----------------     ------------------    ------------------    ------------------
  Total Revenues (A)            $      925,132        $       873,964       $     1,784,296       $     1,642,930
                              =================     ==================    ==================    ==================

Segment Operating Income
------------------------
  Medical Systems               $       95,487        $       100,505       $       190,188       $       181,331
  Biosciences                           46,763                 28,490                72,074                57,947
  Preanalytical Solutions               34,679                 32,091                61,987                60,220
                              -----------------     ------------------     -------------------   -----------------
  Total Segment Operating
   Income                              176,929                161,086               324,249               299,498

  Unallocated Expenses (B)             (11,822)               (33,935)              (57,393)              (78,363)
                              -----------------     ------------------     -------------------    -----------------
Income Before
Income Taxes                    $      165,107        $       127,151        $      266,856       $       221,135
                              =================     ==================     ===================    =================

(A)  Intersegment revenues are not material.
(B)  Includes interest, net, foreign exchange, and corporate expenses.

Note 7 - Special Charges
------------------------

The Company recorded special charges in fiscal 1999 and 1998 associated with two restructuring programs, primarily designed to improve the Company's cost structure, refocus certain businesses, and write down impaired assets. A summary of the special charge accrual activity during the first six months of fiscal 2000 follows:


                             Severance        Restructuring         Other
                           --------------     -------------      ------------
Accrual Balances at
    September 30, 1999          $ 13,100            $ 9,250          $ 6,100
Payments                          (3,500)            (5,000)          (1,700)
                           --------------     --------------     ------------
Accrual Balances at
March 31, 2000                  $  9,600            $ 4,250          $ 4,400
                           ==============     ==============     ============

The 1998 restructuring plan included charges associated with the restructuring of certain manufacturing operations. As of March 31, 2000, approximately 100 positions have been eliminated, and the Company expects that an additional 150 people will be affected by this plan, upon the closure of a U.S. surgical blade plant scheduled for the first half of fiscal year 2002. The remaining 1998 restructuring accruals related to this closure consist primarily of severance.


Note 8 - Acquisition Reserves
-----------------------------

During fiscal year 1997, the Company acquired Difco Laboratories Incorporated ("Difco"). The assumed liabilities for the Difco acquisition included approximately $17,500 for severance and other exit costs associated with the closing of certain Difco facilities. As of March 31, 2000, approximately $3,700 of these reserves remained. The Company expects to substantially utilize these remaining reserves over the next three months.


Note 9 - Product Recall
-----------------------

On February 23, 2000, the Company announced that it was voluntarily recalling certain manufacturing lots of the BD Insyte(R) AutoGuard(TM) shielded IV catheter after receiving reports of localized skin irritation following product use. The actual percentage of products for which the Company received reports
was less than .01 percent of such products used.   While there have been no
confirmed reports of serious problems or complications, the Company decided to voluntarily recall this product in order to minimize additional concerns. The Company has since adjusted its Insyte AutoGuard manufacturing process to address the problem, and shipments of this product resumed at the beginning of the third quarter.

In the current quarter, the Company recorded recall costs of approximately $13,000, which consisted primarily of costs associated with product returns, disposal of the affected product, and other direct recall costs. These recall costs were reported in cost of products sold.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
of Operations
-------------

Recent Developments
-------------------

During the second quarter of fiscal 2000, we sold portions of an investment for a net gain of approximately $33 million before taxes. The proceeds from these sales were approximately $38 million. The cost of this investment was determined based upon the specific identification method.

On February 23, 2000, we announced that we were voluntarily recalling certain manufacturing lots of the BD Insyte(R) AutoGuard(TM) shielded IV catheter after receiving reports of localized skin irritation following product use. The actual percentage of products for which we received reports was less than .01
percent of such products used.   While there have been no confirmed reports of
serious problems or complications, we decided to voluntarily recall this product
in order to minimize additional concerns.   We have since adjusted our Insyte
AutoGuard manufacturing process to address the problem, and shipments of this product resumed at the beginning of the third quarter. In the second quarter, we recorded recall costs of approximately $13 million, which consisted primarily of costs associated with product returns, disposal of the affected product, and other direct recall costs. These recall costs were reported in cost of products sold. The recall modestly affected second quarter revenues in the BD Medical Systems segment due to the product being temporarily unavailable. We do not expect revenues for the balance of the year to be further affected by this recall.

Results of Operations
---------------------

Second quarter revenues exceeded prior year revenues by 6%. Revenues for the six months increased $141 million or 9% from last year. Revenue growth was unfavorably affected by the strengthened dollar against the Euro as compared to the prior year. The impact of foreign currency translation reduced revenues by an estimated $18 million and $29 million for the three and six month periods, respectively. Revenues for the quarter were modestly affected by the voluntary product recall and the shifting of purchases by customers into the first quarter in anticipation of potential Year 2000 disruptions.

                 Three Months Ended March 31,               Six Months Ended March 31,
                         -------------------------------------------------------------------------------------
Segment Revenues
   (Dollars in millions)           2000          1999         % Change       2000           1999   % Change
==============================================================================================================

Medical Systems
---------------
    United States                  $232          $227             3          $439           $419       5
     International                  257           257             -           513            490       5
--------------------------------------------------------------------------------------------------------------
Total                              $489          $484             1          $952           $909       5
==============================================================================================================

Biosciences
-----------
    United States                  $171          $142            20          $322           $266      21
     International                  125           120             4           239            220       9
--------------------------------------------------------------------------------------------------------------
Total                              $296          $262            13          $561           $486      16
==============================================================================================================

Segment Revenues                 Three Months Ended March 31,               Six Months Ended March 31,
                         -------------------------------------------------------------------------------------
   (Dollars in millions)           2000          1999       % Change         2000           1999    % Change
==============================================================================================================

Preanalytical Solutions
-----------------------
    United States                   $78           $69            13          $148           $133       11
     International                   61            59             4           124            115        7
--------------------------------------------------------------------------------------------------------------
Total                              $139          $128             9          $272           $248        9
==============================================================================================================

Total Revenues
--------------
    United States                  $482          $438            10          $908           $817       11
    International                   443           436             2           876            826        6
--------------------------------------------------------------------------------------------------------------
Total                              $925          $874             6        $1,784         $1,643        9
==============================================================================================================


Recent acquisitions, primarily in the United States, added about $20 million to BD Biosciences ("Biosciences") revenues and about $9 million to BD Medical Systems ("Medical") revenues for the quarter. Medical segment revenues increased 4% for the quarter after excluding the estimated unfavorable impact of foreign currency translation. Such revenues were reduced by the shifting of purchases, primarily in Europe, into the first quarter, in anticipation of potential disruptions related to the Year 2000, the impact of the product recall, and the absence of revenues from divested home health care products. Biosciences revenues, which increased 14% for the quarter after excluding the estimated unfavorable impact of foreign currency translation, reflected strong growth in flow cytometry products. BD Preanalytical ("Preanalytical") revenues increased 12% for the quarter after excluding the estimated unfavorable impact of foreign currency translation. Worldwide revenues for the Medical and Preanalytical segments reflected good growth in sales of advanced protection devices. International revenues grew approximately 6% for the quarter after excluding the unfavorable impact of foreign currency translation.

Medical segment operating income decreased 5% from the prior year's quarter primarily due to the factors discussed above. Biosciences segment operating income for the quarter grew 7%, excluding last year's purchased in-process research and development charge, primarily due to revenue growth. Amortization associated with 1999 acquisitions for this segment also affected the growth
rate.   Preanalytical segment operating income increased 8% from the prior year's quarter reflecting the increase in sales growth in advanced protection devices. (See Note 6 in "Notes to Condensed Consolidated Financial Statements" for additional segment income information.)

Reported gross profit margin was 48.8% for the quarter and 48.2% for the six months. Excluding the product recall costs, gross profit margin would have been 50.2% for the quarter and 49% for the six months, compared with last year's ratios of 50.9% and 50.4%, respectively. This decline reflects a less profitable mix of products sold and higher costs associated with the scale up of production of advanced protection devices.

Selling and administrative expense was 26.4% of revenues for the quarter and 26.8% for the six months compared with the prior year's ratios of 26.7% and 27.8%, respectively. The improvement in the ratio reflects savings achieved through spending controls and productivity improvements.

Investment in research and development was 6.2% of revenues for both the quarter and six months. Excluding a $15 million charge for purchased in-process research and development associated with an acquisition completed during the second quarter of fiscal 1999, last year's ratios were 5.9% for the quarter and 6.2% for the six months.

Operating income increased 4% and 6% for the quarter and six months, respectively. Operating margin was 16.2% for the quarter and 15.2% for the six months. Excluding the product recall costs and last year's in-process research and development charge, operating margin for the quarter and six months would have been 17.6% and 16%, respectively, compared with last year's ratios of 18.3% and 16.5%, respectively. This decline primarily reflects the decrease in gross profit margin, as discussed earlier.

Net interest expense was $6 million higher for the six months compared with the prior year, due to additional borrowings to fund prior year acquisitions. Other income, net was $35 million higher for the quarter and $36 million higher for the six months compared with the prior year, primarily due to the gain on the sale of an investment in the second quarter.

The income tax rate was 27.8% for the quarter and 27.1% for the six months and reflected the higher rate on the gain on investment sale as well as the product recall costs. The prior year's second quarter rate of 29.1% reflected the lack of a tax benefit associated with the in-process research and development charge. Excluding these items, the second quarter rate would have been 26% for both years.

Net income of $119 million and diluted earnings per share of $.45 increased 32% over the prior year, reflecting the items discussed above.

Financial Condition
-------------------

During the first six months of 2000, cash provided by operating activities was $267 million compared with $125 million during the first six months of last year. This improvement reflects lower build-up of inventories and lower trade receivable balances compared with the prior year's second quarter as well as more stringent cash management policies. Capital expenditures during the first six months were $166 million compared with last year's amount of $133 million. We expect capital spending for fiscal 2000 to be about $375 million, reflecting increased investment in additional manufacturing capacity for advanced protection devices. Capitalized software represents expenditures associated with our enterprise-wide business systems upgrade program.

Trade receivables of $769 million decreased $44 million from fiscal year-end levels primarily from increased collection activity. Inventory levels increased $43 million since fiscal year-end primarily due to the building of inventory needed for the acceleration of revenues over the third and fourth quarters.

As of March 31, 2000, total debt of $1.5 billion represented 45.1% of total capital (shareholders' equity, net non-current deferred income tax liabilities, and debt), down from 45.4% a year ago. Because of our strong credit rating, we believe we have the capacity to arrange additional borrowings should the need arise.

Year 2000 Update
----------------

We designed and implemented a company-wide Year 2000 plan to ensure that our computer equipment and software and devices with date-sensitive embedded technology would be Year 2000-compliant. In other words, we sought to ensure that our equipment and software and these devices would be able to distinguish between the year 1900 and the year 2000 and would function properly with respect to all dates, whether in the twentieth or twenty-first centuries.

Based upon our identification, assessment, remediation and testing efforts, we believe we have completed all modifications to and replacements of our computer equipment and software that were necessary to avoid any potential Year 2000-related disruptions or malfunctions that had been identified. We have not experienced any major disruptions to our business nor are we aware of any significant Year 2000-related disruptions impacting our customers or suppliers.

As of March 31, 2000, we incurred approximately $17 million in total costs related to our Year 2000 project, which was funded through operating cash flows. We do not anticipate any additional significant costs related to our plan. None of our other information technology projects have been delayed or deferred as a result of the implementation of the plan.

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

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements". This SAB provides the SEC's views in applying generally accepted accounting principles to selected revenue recognition issues. We are required to adopt the provisions of this SAB no later than our first quarter of fiscal 2001. We are in the process of evaluating this SAB and have not yet determined the future impact on our consolidated financial statements.


Forward-Looking Statements
--------------------------

This interim report on Form 10-Q may contain certain forward looking statements (as defined under Federal securities laws) regarding the performance for Becton, Dickinson and Company ("BD"), including future revenues, products and income, which are based upon current expectations of BD and involve a number of business risks and uncertainties. Actual results could vary materially from anticipated results described in any forward-looking statement. Factors that could cause actual results to vary materially include, but are not limited to, competitive factors, changes in regional, national or foreign economic conditions, changes in interest or foreign currency exchange rates, delays in product introductions, litigation, the effects of Year 2000-related issues, and changes in health care or other governmental regulation, as well as other factors discussed herein and in other of BD's filings with the Securities and Exchange Commission.



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

        Latex Cases
        -----------

        As described more fully in our 1999 Annual Report on Form 10-K, we, along with a number of other manufacturers, have been named as a defendant in approximately 365 product liability lawsuits related to natural rubber latex that have been filed in various state and Federal courts. Cases pending in Federal court are being coordinated under the matter In re Latex Gloves Products Liability Litigation (MDL Docket No.
        1148) in Philadelphia, and analogous procedures have been implemented in the state courts of California, Pennsylvania and New Jersey. We are vigorously defending these lawsuits.

        Needle-Stick Cases
        ------------------

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

        On January 13, 2000, in the matter of Usrey v. Becton, Dickinson and Company, et al. (Case No. 342-173329-98, Tarrant County District Court), filed in Texas court on April 9, 1998, the Court signed an order conditionally granting plaintiffs' motion for class certification on behalf of certain Texas health care workers, subject to modification and alteration under Texas procedural law. Under Texas law, the order is subject to an immediate appeal, and any trial in the matter is stayed pending appeal. An appeal from the order was filed on February 1, 2000 and we will otherwise continue to vigorously defend this matter.

        On January 13, 2000, in the matter of Benner v. Becton, Dickinson and Company, et al., originally filed on June 1, 1999 in Supreme Court of the State of New York (Case No. 99-111372) and removed to federal court on July 1, 1999 (No. 99 Civ. 4785, United States District Court, Southern District of New York), the Court granted our motion to dismiss the plaintiff's complaint for failure to state a cause of action. The Benner matter was an action seeking class action certification on behalf of certain New York health care workers alleging that syringes and other medical devices were defectively designed. The Court dismissed the complaint without prejudice, giving the plaintiff twenty-one days within which to file an amended complaint, which has been stayed subject to further court order.

        On March 9, 2000, in the matter of Brown v. Becton, Dickinson and Company, et al. (Case No. 9811-3474, Court of Common Pleas of Philadelphia County), filed in Pennsylvania Court on May 7, 1999, the Court signed an order granting our preliminary objections and dismissing plaintiff's claims. The Brown matter was an action seeking class action certification on behalf of certain Pennsylvania health care workers alleging that syringes and other medical devices were defectively designed. The Court dismissed plaintiff's strict liability claims with prejudice, and dismissed plaintiff's negligence claim with leave to replead within twenty days. On March 29, 2000, Plaintiff Christine McGeehan filed a complaint against the Company under the same case number. Plaintiff Harriet Brown is not named in this complaint. We intend to vigorously defend this matter.

        To date no other class has been certified in these cases. Generally, these actions allege that health care workers have sustained needle sticks using hollow-bore needle devices manufactured by us and, as a result, require medical testing, counseling and/or treatment.

        Summary
        -------

        In our opinion, the outcome of the above matters, individually and in the aggregate, are not expected to have a material effect on our results of operations, financial condition or cash flows.

Item 2.  Changes in Securities and Use of Proceeds.
         ------------------------------------------

         Not applicable.

Item 3.  Defaults Upon Senior Securities.
         --------------------------------

         Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.
         ----------------------------------------------------

a.)    Our Annual Meeting of Shareholders was held on February 8, 2000.

c.)i. A management proposal for the election of five directors, each for three-year terms, was voted upon as follows:


                                         Votes              Votes
              Nominee                     For              Withheld
              -------                     ---              --------

        Harry N. Beaty, M.D           223,942,838         2,387,851
        Clateo Castellini             223,646,261         2,684,428
        Edward J. Ludwig              223,971,706         2,358,983
        Frank A. Olson                223,911,107         2,419,582
        Willard J. Overlock, Jr       223,968,933         2,361,756


ii.) A management proposal to approve the selection of Ernst & Young, LLP as independent auditors for the fiscal year 2000 was voted upon. 224,855,321 shares were voted for the proposal, 735,773 shares were voted against, and 739,595 shares abstained.

         iii.) A shareholder proposal requesting the Board of Directors take the necessary steps to provide for cumulative voting in the election of directors was voted upon. 64,608,705 shares were voted for the proposal, 117,533,508 shares were voted against and 18,950,630 shares abstained.

Item 5.  Other Information.
         ------------------

         Not applicable.

Item 6.  Exhibits and Reports on Form 8-K.
         ---------------------------------

         a)  Exhibits

             3 (b)      - By-Laws, as amended and restated as of March 28, 2000.

             4 (e) (i)  - Amended and Restated Rights Agreement, dated as of
                          March 28, 2000, between Becton, Dickinson and Company and First Chicago Trust Company of New York, as Rights Agent, including the form of Rights Certificate as Exhibit A and the Summary of Rights to Purchase Preferred Stock as Exhibit B (the "Amended and Restated Rights Agreement").


             4 (e) (ii) - Amendment No. 1 to the Amended and Restated Rights
                          Agreement, dated as of April 24, 2000.

             10 (b) (i) - Form of Employment Agreement providing for certain payments to Executive Officers in the event of a discharge or significant change in such officers' respective duties after a change of control of the registrant.

             10 (b)(ii) - Form of Employment Agreement providing for certain payments to Corporate Officers in the event of a discharge or significant change in such officer's respective duties after a change of control of the registrant.

             10 (o)     - Non-Employee Directors 2000 Stock Option Plan.

             27           Financial Data Schedule.

         b)  Reports on Form 8-K

             During the three-month period ended March 31, 2000, we filed three Current Reports on Form 8-K:

             (i) In a report dated January 13, 2000, we updated the status of two of our product liability lawsuits.

             (ii) In a report dated January 20, 2000, we announced our results for the quarter ended December 31, 1999.

             (iii) In a report dated February 23, 2000, we announced our voluntary recall of certain manufacturing lots of the BD Insyte (R) Autoguard (TM) shielded IV catheter.

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


                                          Becton, Dickinson and Company
                                          -----------------------------
                                                  (Registrant)

Date      May 12, 2000
         --------------



                                           /s/ Richard M. Hyne
                                       ----------------------------
                                             Richard M. Hyne
                                       Vice President and Controller
                               (Principal Financial and Accounting Officer)

                                 EXHIBIT INDEX
                                 -------------


Exhibit
Number      Description                               Method of Filing
-------     -----------                               ----------------


3 (b)       By-Laws, as amended and restated as of    Incorporated by reference
            March 28, 2000                            to Exhibit 3 (b) to the
                                                      registrant's Report on
                                                      Form 8-K filed on April
                                                      20, 2000.

4 (e) (i)   Amended and Restated Rights               Incorporated by reference
            Agreement, dated as of November 28,       to Exhibit 1 to the
            1995 and Amended and Restated             Amendment to a
            as of March 28, 2000, between Becton,     Registration Statement
            Dickinson and Company and First Chicago   filed by the registrant on
            Trust Company of New York, as             April 18, 2000 on Form
            Rights Agent, including the form          8-A/A.
            of Rights Certificate as Exhibit
            A and the Summary of Rights to
            Purchase Preferred Stock as
            Exhibit B (the "Amended and
            Restated Rights Agreement").


4 (e) (ii)  Amendment No. 1 dated as of               Incorporated by reference
            April 24, 2000, to the Amended and        to Exhibit1 to the
            Restated Rights Agreement.                Amendment to a
                                                      Registration Statement
                                                      filed by the Registrant
                                                      on May 12, 2000 on
                                                      Form 8-A/A.


10 (b) (i)  Form of Employment Agreement              Filed with this report.
            providing for certain payments to
            Executive Officers in the event
            of a discharge or significant
            change in such officers'
            respective duties after a change
            of control of the registrant.

10 (b) (ii) Form of Employment Agreement              Filed with this report.
            providing for certain payments to
            Corporate Officers in the event
            of a discharge or significant
            change in such officers'
            respective duties after a change
            of control of the registrant.

10 (o)      Non-Employee Directors 2000 Stock         Filed with this report.
            Option Plan.

27          Financial Data Schedule                   Filed with this report