Form 10-Q
period 2000-06-30
BECTON DICKINSON & CO
filed 2000-08-11
CIK 10795

                                   FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                    June 30, 2000
                                ------------------------------------------------

                                      OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                 to
                               -------------------------------    --------------

Commission file number  001-4802
                        --------

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
                                               ---     ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        Class of Common Stock             Shares Outstanding as of July 31, 2000
        ---------------------             --------------------------------------
     Common stock, par value $1.00                       253,223,142

                         BECTON, DICKINSON AND COMPANY
                                   FORM 10-Q
                  For the quarterly period ended June 30, 2000

                               TABLE OF CONTENTS


Part I.   FINANCIAL INFORMATION                                                             Page Number
-------   ---------------------                                                             -----------
Item 1.   Financial Statements
            Condensed Consolidated Balance Sheets..........................................       3
            Condensed Consolidated Statements of Income....................................       4
            Condensed Consolidated Statements of Cash Flows................................       5
            Notes to Condensed Consolidated Financial Statements...........................       6
Item 2.   Management's Discussion and Analysis of Financial Condition and Results of
          Operations.......................................................................      10

Item 3.   Quantitative and Qualitative Disclosures About Market Risk ......................      13


Part II.  OTHER INFORMATION
--------  -----------------

Item 1.   Legal Proceedings...............................................................       14
Item 2.   Changes in Securities and Use of Proceeds.......................................       14
Item 3.   Defaults Upon Senior Securities.................................................       14
Item 4.   Submission of Matters to a Vote of Security Holders.............................       15
Item 5.   Other Information...............................................................       15
Item 6.   Exhibits and Reports on Form 8-K................................................       15

Signature ................................................................................       16

Exhibits  ................................................................................       17

                         ITEM 1. FINANCIAL STATEMENTS
                         BECTON, DICKINSON AND COMPANY
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             Thousands of Dollars


                                                                               June 30,                        September 30,
Assets                                                                           2000                              1999
------                                                                        ----------                       ------------
                                                                              (Unaudited)
 Current Assets:
    Cash and equivalents                                                      $   76,940                        $   59,932
    Short-term investments                                                         6,225                             4,660
    Trade receivables, net                                                       753,227                           812,544
    Inventories:
       Materials                                                                 170,064                           160,332
       Work in process                                                           112,441                            94,627
       Finished products                                                         424,060                           387,574
                                                                              ----------                        ----------
                                                                                 706,565                           642,533
    Prepaid expenses, deferred taxes and other                                   165,069                           164,056
                                                                              ----------                        ----------
       Total Current Assets                                                    1,708,026                         1,683,725

 Property, plant and equipment                                                 3,124,479                         2,932,804
   Less allowances for depreciation and amortization                           1,585,595                         1,501,655
                                                                              ----------                        ----------
                                                                               1,538,884                         1,431,149

 Goodwill, Net                                                                   491,881                           526,942
 Core and Developed Technology, Net                                              313,611                           329,460
 Other Intangibles, Net                                                          174,026                           178,285

 Other                                                                           334,379                           287,397
                                                                              ----------                        ----------
        Total Assets                                                          $4,560,807                        $4,436,958
                                                                              ==========                        ==========
Liabilities and Shareholders' Equity
------------------------------------

 Current Liabilities:
    Short-term debt                                                           $  701,242                        $  631,254
    Payables and accrued expenses                                                739,176                           698,068
                                                                              ----------                        ----------
       Total Current Liabilities                                               1,440,418                         1,329,322

 Long-Term Debt                                                                  787,780                           954,169

 Long-Term Employee Benefit Obligations                                          330,189                           344,068

 Deferred Income Taxes and Other                                                  47,055                            40,711

 Commitments and Contingencies                                                         -                                 -

 Shareholders' Equity:
    Preferred stock                                                               44,394                            46,717
    Common stock                                                                 332,662                           332,662
    Capital in excess of par value                                                72,998                            44,626
    Retained earnings                                                          2,775,887                         2,539,020
    Unearned ESOP compensation                                                   (21,177)                          (20,310)
    Deferred compensation                                                          6,559                             5,949
    Shares in treasury - at cost                                                (982,700)                         (997,333)
    Accumulated other comprehensive income                                      (273,258)                         (182,643)
                                                                              ----------                        ----------
       Total Shareholders' Equity                                              1,955,365                         1,768,688
                                                                              ----------                        ----------
       Total Liabilities and Shareholders' Equity                             $4,560,807                        $4,436,958
                                                                              ==========                        ==========

See notes to condensed consolidated financial statements

                         BECTON, DICKINSON AND COMPANY
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  Thousands of Dollars, Except Per-share Data
                                  (Unaudited)

                                              Three Months Ended                      Nine Months Ended
                                                   June 30,                                June 30,
                                        -----------------------------         ---------------------------------
                                           2000               1999                 2000                1999
                                        ----------       -------------         ------------        ------------
Revenues                                $  914,140       $     873,002          $  2,698,436       $  2,515,932

Cost of products sold                      453,838             461,323             1,377,776          1,276,293
Selling and administrative                 248,773             231,924               726,674            688,044
Research and development                    60,202              50,694               171,120            167,255
Special charges                                  -              75,553                     -             75,553
                                         ---------         -----------            ----------        -----------
Total Operating Costs and Expenses         762,813             819,494             2,275,570          2,207,145
                                         ---------         -----------            ----------        -----------

Operating Income                           151,327              53,508               422,866            308,787

Interest expense, net                      (17,564)            (16,877)              (60,320)           (53,506)
Gains on sales of investments, net          31,766                   -                64,925                  -
Other (expense) income, net                 (4,021)             (1,267)                  893              1,218
                                         ---------         -----------            ----------        -----------

Income Before Income Taxes                 161,508              35,364               428,364            256,499

Income tax provision                        47,090               2,240               119,481             57,103
                                         ---------         -----------            ----------        -----------

Net Income                               $ 114,418         $    33,124            $  308,883        $   199,396
                                         =========         ===========            ==========        ===========


Earnings Per Share:

     Basic                               $     .45         $       .13            $     1.22        $       .79
                                         =========         ===========            ==========        ===========

     Diluted                             $     .43         $       .12            $     1.17        $       .75
                                         =========         ===========            ==========        ===========

Dividends Per Common Share               $   .0925         $      .085            $    .2775        $      .255
                                         =========         ===========            ==========        ===========

           See notes to condensed consolidated financial statements

                         BECTON, DICKINSON AND COMPANY
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             Thousands of Dollars
                                  (Unaudited)

                                                                            Nine Months Ended
                                                                                 June 30,
                                                                        ------------------------
                                                                           2000           1999
                                                                        ---------       ---------
 Operating Activities
---------------------

   Net income                                                           $ 308,883       $ 199,396
   Adjustments to net income to derive net cash
     provided by operating activities:
       Depreciation and amortization                                      214,755         191,250
       Gains on sales of investments, net                                 (64,925)              -
       Non-cash special charges                                                 -          54,326
       In-process research and development
            from business combinations                                          -          16,800
       Change in working capital                                          (17,034)       (185,815)
       Other, net                                                          (2,550)         30,277
                                                                        ---------       ---------
       Net Cash Provided by Operating Activities                          439,129         306,234
                                                                        ---------       ---------

 Investing Activities
---------------------

   Capital expenditures                                                  (271,296)       (212,098)
   Acquisitions of businesses, net of cash acquired                       (21,047)       (153,247)
   Sales (purchases) of investments, net                                   81,349         (19,762)
   Capitalized software                                                   (41,698)        (47,661)
   Other, net                                                             (33,130)        (39,018)
                                                                        ---------       ---------
       Net Cash Used for Investing Activities                            (285,822)       (471,786)
                                                                        ---------       ---------

 Financing Activities
---------------------

   Change in short-term debt                                              (34,387)        306,302
   Proceeds of long-term debt                                                 979             185
   Payments of long-term debt                                             (60,600)       (109,610)
   Issuance of common stock from treasury                                  31,836          25,149
   Dividends paid                                                         (72,093)        (66,029)
                                                                        ---------       ---------
       Net Cash (Used for) Provided by Financing Activities              (134,265)        155,997
                                                                        ---------       ---------

 Effect of exchange rate changes on cash and equivalents                   (2,034)         (6,712)
                                                                        ---------       ---------
       Net increase (decrease) in cash and equivalents                     17,008         (16,267)

 Opening Cash and Equivalents                                              59,932          83,251
                                                                        ---------       ---------
 Closing Cash and Equivalents                                           $  76,940       $  66,984
                                                                        =========       =========


See notes to condensed consolidated financial statements

                         BECTON, DICKINSON AND COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
          Dollar and Share Amounts in Thousands, Except Per-share Data
                                 June 30, 2000


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


Note 2 - Inventory Valuation
----------------------------

An actual valuation of inventory under the LIFO method will be made only at the end of each fiscal year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on management's estimates of expected year-end inventory levels and costs.


Note 3 - Comprehensive Income
-----------------------------

Comprehensive income for the Company is comprised of the following:

                                             Three Months Ended                        Nine Months Ended
                                                  June 30,                                  June 30,
                                   -----------------------------------     ---------------------------------------
                                         2000                1999                  2000                  1999
                                   ---------------     ---------------     -----------------      ----------------
Net income                           $    114,418        $     33,124        $      308,883         $     199,396
Other Comprehensive Income,
Net of Tax
     Foreign currency translation
          adjustments                     (24,181)            (44,039)             (101,899)             (123,706)
     Unrealized (loss) gain on
          investments, net of
          amounts realized                   (281)                 65                11,284                (4,186)
                                   --------------      --------------      ----------------       ---------------

Comprehensive Income                 $     89,956        $     (10,850)      $      218,268         $      71,504
                                   ===============     ===============     ================       ===============

During the second quarter of fiscal 2000, the Company sold an investment for a net gain of approximately $33,000 before taxes. The amount of unrealized gains or losses on investments in comprehensive income has been adjusted to reflect the realized gains included in net income for investments sold during the year. See Note 10 for discussion of investments sold during the current year.


Note 4 - Earnings per Share
---------------------------

The following table sets forth the computations of basic and diluted earnings per share:

                                            Three Months Ended                      Nine Months Ended
                                                 June 30,                                June 30,
                                  -----------------------------------     -----------------------------------
                                       2000                1999                2000                1999
                                  ---------------     ---------------     ---------------     ---------------
Net income                           $    114,418        $     33,124        $    308,883        $    199,396
Preferred stock dividends                    (725)               (780)             (2,203)             (2,355)
                                  ---------------     ---------------     ---------------     ---------------
Income available to
   common shareholders (A)                113,693              32,344             306,680             197,041

Preferred stock dividends - using
   "if converted" method                      725                 780               2,203               2,355
Additional ESOP contribution -
   using "if converted" method               (165)               (201)               (512)               (610)
                                  ---------------     ---------------     ---------------     ---------------
Income available to common
   shareholders after assumed
   conversions (B)                   $    114,253        $     32,923        $    308,371        $    198,786
                                  ===============     ===============     ===============     ===============

Average common shares
   outstanding (C)                        252,904             250,075             252,093             249,213
Dilutive stock equivalents from
   stock plans                              5,939               9,818               6,283              10,943
Shares issuable upon conversion
   of preferred stock                       4,816               5,179               4,816               5,179
                                  ---------------     ---------------     ---------------     ---------------
Average common and common
   equivalent shares outstanding -
   assuming dilution (D)                  263,659             265,072             263,192             265,335
                                  ===============     ===============     ===============     ===============

Basic earnings per share (A/C)       $        .45        $        .13        $       1.22        $        .79
                                  ===============     ===============     ===============     ===============
Diluted earnings per share (B/D)     $        .43        $        .12        $       1.17        $        .75
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

Financial information for the Company's segments is as follows:


                                          Three Months Ended                          Nine Months Ended
                                               June 30,                                    June 30,
                              --------------------------------------    ---------------------------------------
                                     2000                 1999                 2000                 1999
                              -----------------    -----------------    -----------------    ------------------
Revenues
--------
  Medical Systems               $       512,182      $       495,135      $     1,464,117      $     1,404,078
  Biosciences                           269,340              245,262              830,073              730,866
  Preanalytical Solutions               132,618              132,605              404,246              380,988
                              -----------------    -----------------    -----------------    -----------------
  Total Revenues (A)            $       914,140      $       873,002      $     2,698,436      $     2,515,932
                              =================    =================    =================    =================
Segment Operating Income
------------------------
  Medical Systems               $       116,174      $        30,508      $       306,362      $       211,839
  Biosciences                            26,118               21,395               98,192               79,342
  Preanalytical Solutions                32,074               30,923               94,061               91,143
                              -----------------    -----------------    -----------------    -----------------
  Total Segment Operating
   Income                               174,366               82,826              498,615              382,324

  Unallocated Items (B)                 (12,858)             (47,462)             (70,251)            (125,825)
                              -----------------    -----------------     ----------------     ----------------
Income Before
Income Taxes                    $       161,508      $        35,364       $      428,364      $       256,499
                              =================    =================     ================     ================

(A)  Intersegment revenues are not material.
(B) Includes interest, net, foreign exchange, corporate expenses, and gains on sales of investments.


Note 7 - Special Charges
------------------------

The Company recorded special charges in fiscal 1999 and 1998 associated with two restructuring programs, primarily designed to improve the Company's cost structure, refocus certain businesses, and write down impaired assets. A summary of the special charge accrual activity during the first nine months of fiscal 2000 follows:

                                      Severance             Restructuring               Other
                               --------------------     -------------------     ------------------
Accrual Balances at
    September 30, 1999                    $ 13,100                 $ 9,250                $ 6,100
Payments                                    (4,200)                 (5,900)                (3,500)
                               --------------------     -------------------     ------------------
Accrual Balances at
     June 30, 2000                        $  8,900                 $ 3,350                $ 2,600
                               ====================     ===================     ==================

The 1998 restructuring plan included charges associated with the restructuring of certain manufacturing operations. As of June 30, 2000, a total of approximately 100 positions have been eliminated, and the Company expects that an additional 150 people will be affected by this plan, upon the closure of a U.S. surgical blade plant scheduled for the first half of fiscal year 2002. The remaining 1998 restructuring accruals related to this closure consist primarily of severance.


Note 8 - Acquisition Reserves
-----------------------------

During fiscal year 1997, the Company acquired Difco Laboratories Incorporated ("Difco"). The assumed liabilities for the Difco acquisition included approximately $17,500 for severance and other exit costs associated with the closing of certain Difco facilities. As of June 30, 2000, approximately $2,000 of these reserves remained. The Company does not expect any significant reserve balance to remain at year-end.


Note 9 - Product Recall
-----------------------

On February 23, 2000, the Company announced that it was voluntarily recalling certain manufacturing lots of the BD Insyte(R) AutoGuard(TM) shielded IV catheter after receiving reports of localized skin irritation following product use. Accordingly, the Company recorded recall costs of approximately $13,000 in the second quarter, which consisted primarily of costs associated with product returns, disposal of the affected product, and other direct recall costs. These recall costs were reported in cost of products sold. The Company has since adjusted its Insyte AutoGuard manufacturing process to address the situation, and shipments of this product resumed at the beginning of the third quarter.


Note 10 - Gains on Sales of Investments, Net
--------------------------------------------

During the first nine months of fiscal 2000, the Company recorded approximately $65,000 of net gains on sales of investments, which primarily consisted of two significant transactions.

During the second quarter, the Company sold an investment for a net gain of approximately $33,000 before taxes. The proceeds from these sales were approximately $38,000. The cost of this investment was determined based upon the specific identification method.

During the third quarter, the Company received 480,000 shares of common stock in a publicly traded company (parent) in exchange for its shares in a majority-owned subsidiary of the parent company. The total value of the stock received by the Company was approximately $51,000. Based upon the fair value of the parent common stock at the date of the exchange and the cost basis of subsidiary stock, the Company recorded a gain upon the exchange of the shares. The Company also entered into forward sale contracts to hedge the proceeds from the anticipated sale of the parent common stock. During the third quarter, the Company sold the parent common stock and settled the forward sale contracts. As a result of these transactions, the Company recorded a net gain of approximately $29,000 before taxes.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations
         -------------

Results of Operations
---------------------

Third quarter revenues exceeded prior year revenues by 5%. Revenues for the nine months increased $183 million or 7% from last year. Recent acquisitions and sales of safety-engineered products contributed to revenue growth for the quarter and nine months. Revenue growth was unfavorably affected by the strengthened dollar against the Euro as compared to the prior year. The impact of foreign currency translation reduced revenues by an estimated $24 million and $53 million for the three and nine month periods, respectively. International revenues grew approximately 2% for the quarter, or 8% after excluding the unfavorable impact of foreign currency translation.

                                  Three Months Ended June 30,                Nine Months Ended June 30,
Segment Revenues         -------------------------------------------------------------------------------------
   (Dollars in millions)           2000          1999    % Change             2000           1999    % Change
==============================================================================================================
Medical Systems
---------------
    United States               $   249       $   238         5            $   688       $    657         5
    International                   263           257         2                776            747         4
--------------------------------------------------------------------------------------------------------------
Total                           $   512       $   495         3            $ 1,464       $  1,404         4
==============================================================================================================

Biosciences
-----------
    United States               $   159       $   136        17            $   481       $    402        20
    International                   110           109         1                349            329         6
--------------------------------------------------------------------------------------------------------------
Total                           $   269       $   245        10            $   830       $    731        14
==============================================================================================================

Preanalytical Solutions
-----------------------
    United States               $    73       $    76        (4)           $   220       $    208         6
    International                    60            57         5                184            173         6
--------------------------------------------------------------------------------------------------------------
Total                           $   133       $   133         -            $   404       $    381         6
==============================================================================================================

Total Revenues
--------------
    United States               $   481       $   450         7            $ 1,389       $  1,267        10
    International                   433           423         2              1,309          1,249         5
--------------------------------------------------------------------------------------------------------------
Total                           $   914       $   873         5            $ 2,698       $  2,516         7
==============================================================================================================

BD Medical Systems ("Medical") revenues increased 3% for the quarter, or 7% after excluding the estimated unfavorable impact of foreign currency translation. The Medical segment results reflected favorable sales growth from safety-engineered products. BD Biosciences ("Biosciences") revenues, which increased 10% for the quarter, or 12% after excluding the estimated unfavorable impact of foreign currency translation, reflected strong growth in flow cytometry and tissue culture products. While the number of placements is on plan for our new BDProbeTec ET system, which permits laboratories to perform advanced clinical molecular diagnostics, the selling cycle has been longer than expected resulting in lower than expected product revenues. Recent acquisitions, primarily in the United States, also added about $18 million to Biosciences revenues and about $6 million to Medical revenues for quarter. BD Preanalytical ("Preanalytical") revenues, which were about the same as a last year, increased 3% for the quarter after excluding the estimated unfavorable impact of foreign currency translation. Preanalytical segment revenues were adversely affected by a shift in the inventory levels of a key U.S. distributor in the third quarter. End-user demand for Preanalytical products remains strong, led by sales of safety-engineered devices.

The prior year's third quarter segment operating income was affected by the special and other charges, which are more fully discussed below. Excluding these charges in the prior year's quarter, Medical segment operating income was unchanged. We are experiencing slightly lower gross profit margins on our newer safety-engineered devices until production scale is achieved and costs are reduced. Biosciences segment operating income for the quarter decreased 7%, excluding last year's charges, primarily due to a $5 million in-process research and development charge discussed below. Amortization associated with 1999
acquisitions for this segment also affected the growth rate.   Excluding the
special charges in the prior year's quarter, Preanalytical segment operating income decreased 9% primarily due to the unfavorable impact of foreign currency
translation.   (See Note 6 in "Notes to Condensed Consolidated Financial
Statements" for additional segment income information.)

In the second quarter, we recorded recall costs of approximately $13 million, as more fully described in Note 9 in "Notes to Condensed Consolidated Financial
Statements."   These recall costs were reported in cost of products sold.  We believe third quarter revenues were unaffected by this recall as we made adjustments to the product's manufacturing process and shipments of this product resumed at the beginning of the third quarter.

Reported gross profit margin was 50.4% for the quarter and 48.9% for the nine months ended June 30, 2000. Excluding the product recall costs recorded in the second quarter, gross profit margin would have been 49.4% for the nine months. The prior year's gross profit margin would have been 50.2% and 50.3% for the quarter and nine months, respectively, after excluding the effect of the charges associated with exited product lines discussed below. The decline in gross profit margin for the nine months reflects a less profitable mix of products sold and higher costs associated with the scale up of production of safety-engineered products.

Selling and administrative expense was 27.2% of revenues for the quarter and 26.9% for the nine months compared with the prior year's ratios of 26.6% and 27.3%, respectively. The increase in this ratio in the current quarter reflects slightly lower than expected revenues. The overall improvement in the ratio for the nine months reflects savings achieved through spending controls and productivity improvements.

Investment in research and development was 6.6% of revenues for the current quarter, compared with 5.8% a year ago. The current quarter's expenditures included a $5 million charge for purchased in-process research and development in connection with an agreement with a third party. This charge represented the fair value of certain acquired research and development projects in the area of cancer diagnostics which were determined not to have reached technological feasibility and which do not have alternative future uses. Research and development expense in the first nine months of 1999 also included in-process research and development charges of $17 million in connection with the acquisition of two businesses. Excluding these charges in both years, research and development would have been 6.2% and 6.0 % of revenues for the first nine months of fiscal 2000 and 1999, respectively.

During the third quarter of fiscal year 1999, we recorded special charges of $76 million associated with the exiting of product lines and other activities, the impairment of assets, and an enhanced voluntary retirement incentive program, as more fully described in our 1999 Annual Report on Form 10-K. We also recorded charges of $27 million in cost of products sold to reflect the write-off of inventories and to provide appropriate reserves for expected future returns related to the exited product lines.

Operating margin was 16.6% and 15.7% for the quarter and nine months, respectively. Excluding in-process research and development in the current quarter and special and other charges in the prior year's quarter, third quarter operating margins would have been 17.1% and 17.9% in 2000 and 1999,
respectively.   Excluding the aforementioned charges as well as product recall charges in the current year and in-process research and development charges in the prior year, operating margins would have been 16.3% and 17.0% for the first nine months of fiscal 2000 and 1999, respectively. This decline primarily reflects the decrease in gross profit margin discussed earlier.

We recorded net gains on the sales of investments of $32 million and $65 million for the three and nine month periods, respectively, as is described more fully in Note 10 in the "Notes to Condensed Consolidated Financial Statements."

Net interest expense was $7 million higher for the nine months compared with the prior year, due to additional borrowings to fund an acquisition completed in the fourth quarter of fiscal 1999. Other expense, net was $3 million higher for the quarter compared with the prior year, primarily due to the write-down in the current quarter of an asset held for sale.

The income tax rate was 29.2% for the quarter and 27.9% for the nine months and reflected the higher rate on the gains on sales of investments. Excluding the investment gains, the in-process research and development charge, and the asset write-down in the current quarter as well as the special and other charges in the prior year, the third quarter rate would have been 26% for both years.

Net income for the current quarter was $114 million and diluted earnings per share were $.43. Excluding the one-time items in both years discussed above, third quarter earnings per share would have been $.40 and $.38 in 2000 and 1999, respectively. The unfavorable effect of foreign currency translation reduced third quarter earnings per share by an estimated $.03.

Financial Condition
-------------------

During the first nine months of 2000, cash provided by operating activities was $439 million compared with $306 million during the first nine months of last year. This increase reflects lower trade receivable balances compared with the prior year's third quarter. Capital expenditures during the first nine months were $271 million compared with last year's amount of $212 million. We expect capital spending for fiscal 2000 to be about $400 million, reflecting increased investment in additional manufacturing capacity for safety-engineered products.

Trade receivables of $753 million decreased $59 million from fiscal year-end levels primarily from increased collection activity. Inventory levels increased $64 million since fiscal year-end reflecting the building of inventory needed for the acceleration of revenues in the fourth quarter consistent with historical trends.

As of June 30, 2000, total debt of $1.5 billion represented 43.1% of total capital (shareholders' equity, net non-current deferred income tax liabilities, and debt), down from 44.4% a year ago. As our long-term debt rating is A2 by Moody's and A+ by Standard & Poor's, we believe we have the capacity to arrange additional borrowings as would be needed in the ordinary course of business.

Adoption of New Accounting Standards
------------------------------------

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". This Statement requires that all derivatives be recorded in the balance sheet as either an asset or liability measured at fair value and that changes in fair value be recognized currently in earnings unless specific hedge accounting criteria are met. In June 1999, the FASB issued SFAS No. 137, which deferred the effective date of SFAS No. 133. As a result, we will be adopting the provisions of this Statement in our first quarter of fiscal 2001. We have determined that the adoption of this Statement will not have a material effect on our earnings and financial position based on the derivatives owned by us at June 30, 2000.

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements". This SAB provides the SEC's views in applying generally accepted accounting principles to selected revenue recognition issues. We are required to adopt the provisions of this SAB no later than our fourth quarter of fiscal 2001. The SEC is expected to issue additional guidance on this SAB during August 2000 and we will evaluate the future impact on our consolidated financial statements at that time.


Forward-Looking Statements
--------------------------

This interim report on Form 10-Q may contain certain forward looking statements (as defined under Federal securities laws) regarding the performance for Becton, Dickinson and Company ("BD"), including future revenues, products and income, which are based upon current expectations of BD and involve a number of business risks and uncertainties. Actual results could vary materially from anticipated results described in any forward-looking statement. Factors that could cause actual results to vary materially include, but are not limited to, competitive factors, changes in regional, national or foreign economic conditions, changes in interest or foreign currency exchange rates, delays in product introductions, litigation, and changes in health care or other governmental regulation, as well as other factors discussed herein and in BD's other filings with the Securities and Exchange Commission.



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

        Latex Cases
        -----------

        As described more fully in our 1999 Annual Report on Form 10-K, we, along with a number of other manufacturers, have been named as a defendant in approximately 375 product liability lawsuits related to natural rubber latex that have been filed in various state and Federal courts. Cases pending in Federal court are being coordinated under the matter In re Latex Gloves Products Liability Litigation (MDL Docket No.
        1148) in Philadelphia, and analogous procedures have been implemented in the state courts of California, Pennsylvania and New Jersey. We are vigorously defending these lawsuits.

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

        In the matter of Benner v. Becton, Dickinson and Company, et al., (No. 99 Civ. 4785, United States District Court, Southern District of New
        York), an amended complaint has been filed in the third quarter naming both additional plaintiffs and additional defendants. We continue to vigorously defend this matter.

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

Item 6.  Exhibits and Reports on Form 8-K.
         ---------------------------------

         a) Exhibits


            3(b)          -  By-Laws, as amended and restated as of July 25,
                             2000.

            10(d)         -  Amendment dated as of April 24, 2000 to the Stock
                             Award Plan dated February 11, 1992, as amended and restated.

            10(f)         -  Amendment dated as of April 24, 2000 to the 1982
                             Non-Qualified Stock Option Plan dated February 8,
                             1994, as amended and restated.

            10(g)(i)      -  Amendment dated as of April 24, 2000 to the Salary
                             and Bonus Deferral Plan, dated August 15, 1996, as amended and restated.

            10(g)(ii)     -  Amendment dated as of April 24, 2000 to the
                             Directors' Deferral Plan, dated November 1, 1996.

            10(h)         -  Amendment dated as of April 24, 2000 to the 1990
                             Stock Option Plan dated February 8, 1994, as amended and restated.

            10(k)         -  Amendments dated as of April 24, 2000 to the 1995
                             Stock Option Plan dated January 27, 1998, as amended and restated.

            10(l)         -  Amendments dated as of April 24, 2000 to the 1998
                             Stock Option Plan.

            10(o)         -  Amendments dated April 24, 2000 to the Non-Employee
                             Directors 2000 Stock Option Plan.

            27            -  Financial Data Schedule.

         b)  Reports on Form 8-K

             During the three-month period ended June 30, 2000, we filed one Current Report on Form 8-K. In a report dated April 21, 2000, we announced our results for the quarter ended March 31, 2000 and filed our By-Laws as amended and restated as of March 28, 2000.

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


                                          Becton, Dickinson and Company
                                          -----------------------------
                                                  (Registrant)

Date      August 11, 2000
         -----------------



                                                  /s/ John R. Considine
                                        -----------------------------------
                                                  John R. Considine
                                              Executive Vice President and
                                                 Chief Financial Officer
                                              (Principal Financial Officer)


                                                  /s/ Richard M. Hyne
                                        -----------------------------------
                                                   Richard M. Hyne
                                            Vice President and Controller
                                              (Chief Accounting Officer)

                                 EXHIBIT INDEX
                                 -------------

Exhibit
Number       Description                                 Method of Filing
-------------------------------------------------------------------------------

3(b)         By-Laws, as amended and restated            Filed with this report
             as of July 25, 2000.

10(d)        Amendment dated as of April 24, 2000 to     Filed with this report
             the Stock Award Plan dated February 11,
             1992, as amended and restated.

10(f)        Amendment dated as of April 24, 2000 to     Filed with this report
             the 1982 Non-Qualified Stock Option Plan
             dated February 8, 1994, as amended
             and restated.

10(g)(i)     Amendment dated as of April 24, 2000 to     Filed with this report
             the Salary and Bonus Deferral Plan, dated
             August 15, 1996, as amended and restated.

10(g)(ii)    Amendment dated as of April 24, 2000 to     Filed with this report
             the Directors' Deferral Plan, dated
             November 1, 1996.

10(h)        Amendment dated as of April 24, 2000 to     Filed with this report
             the 1990 Stock Option Plan dated
             February 8, 1994, as amended and restated.

10(k)        Amendments dated as of April 24, 2000 to    Filed with this report
             the 1995 Stock Option Plan dated
             January 27, 1998, as amended and restated.

10(l)        Amendments dated as of April 24, 2000 to    Filed with this report
             the 1998 Stock Option Plan.

10(o)        Amendments dated April 24, 2000 to the      Filed with this report
             Non-Employee Directors 2000 Stock
             Option Plan.

27           Financial Data Schedule                     Filed with this report
