Form 10-K405
period 2000-09-30
BECTON DICKINSON & CO
filed 2000-12-21
CIK 10795

================================================================================
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                               -----------------
                                   Form 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2000      Commission file number 1-4802

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

                       SECURITIES REGISTERED PURSUANT TO
                           SECTION 12(b) OF THE ACT:

                                                      Name of each exchange on
              Title of each class                         which registered
        --------------------------------              --------------------------
        Common Stock, Par Value $1.00                 New York Stock Exchange
        Preferred Stock Purchase Rights               New York Stock Exchange

                       SECURITIES REGISTERED PURSUANT TO
                           SECTION 12(g) OF THE ACT:
                                     None

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  As of November 30, 2000, 254,803,900 shares of the registrant's common stock were outstanding and the aggregate market value of such common stock held by nonaffiliates of the registrant was approximately $8,635,443,522.

                      DOCUMENTS INCORPORATED BY REFERENCE

  (1) Portions of the registrant's Annual Report to Shareholders for the fiscal year ended September 30, 2000 are incorporated by reference into Parts I and II hereof.

  (2) Portions of the registrant's Proxy Statement for the Annual Meeting of Shareholders to be held February 13, 2001 are incorporated by reference into
Part III hereof.

================================================================================

                                    PART I

Item 1.  Business.

General

     Becton, Dickinson and Company was incorporated under the laws of the State of New Jersey in November 1906, as successor to a New York business started in 1897. Its executive offices are located at 1 Becton Drive, Franklin Lakes, New Jersey 07417-1880 and its telephone number is (201) 847-6800. All references herein to "BD" refer to Becton, Dickinson and Company and its domestic and foreign subsidiaries unless otherwise indicated by the context.

     BD is engaged principally in the manufacture and sale of a broad range of supplies, devices and systems used by healthcare professionals, medical research institutions and the general public.

Business Segments

     BD's operations consist of three worldwide business segments: Medical Systems, Biosciences, and Preanalytical Solutions. In June 2000, the Company initiated a plan to change the structure of its internal organization in a manner that, beginning October 1, 2000, will cause the composition of the reportable segments to change. During the first quarter of fiscal 2001, execution of the planned changes will be finalized so that for the quarter ending December 31, 2000, decisions about resource allocations and performance assessment will be made separately for the reorganized Medical and Biosciences segments, and the new Clinical Laboratory Solutions segment. Information with respect to BD's business segments appears on page 47 of BD's Annual Report to Shareholders for the fiscal year ended September 30, 2000 (the "2000 Annual Report"), and is incorporated herein by reference as part of Exhibit 13.


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

Foreign Operations

     BD's products are manufactured and sold worldwide. The principal markets for BD's products outside the United States are Europe, Japan, Mexico, Asia Pacific, Canada and Brazil. The principal products sold by BD outside of the United States are hypodermic needles and syringes, diagnostic systems, VACUTAINER(R) brand blood collection products, HYPAK(R) brand prefillable syringe systems, and infusion therapy products. BD has manufacturing operations outside the United States in Brazil, China, France, Germany, India, Ireland, Japan, Korea, Mexico, Pakistan, Singapore, Spain, Sweden and the United Kingdom. Information with respect to BD's geographic areas appears on page 48 of the 2000 Annual Report, and is incorporated herein by reference as part of Exhibit 13.

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

Revenues and Distribution

     BD's products and services are marketed in the United States and internationally through sales representatives and independent distribution channels, and directly to end-users. Sales to a distributor, which supplies BD products from all business segments to many end-users, accounted for approximately 10% of total BD revenues in fiscal 2000. Order backlog is not material to BD's business inasmuch as orders for BD products generally are received and filled on a current basis, except for items temporarily out of stock. Substantially all revenue is recognized when products are shipped to customers.

Research and Development

     BD conducts its research and development activities at its operating units, at Becton Dickinson Technologies in Research Triangle Park, North Carolina, and in collaboration with selected universities, medical centers and other entities. BD also retains individual consultants to support its efforts in specialized fields. BD spent $223,782,000 on research and development during the fiscal year ended September 30, 2000, and $254,016,000 and $217,900,000, respectively, during the two immediately preceding fiscal years. Research and development spending in fiscal years 1999 and 1998 included the write-off of in-process research and development from acquisitions of $48,800,000 and $30,000,000, respectively. Information with respect to BD's write-off of in-process research and development from acquisitions appears on page 33 of the 2000 Annual Report, and is incorporated herein by reference as part of Exhibit 13.

Competition

     A number of companies, some of which are more specialized than BD, compete in the medical technology field. In each such case, competition involves only a part of BD's product lines. Competition in BD's markets is based on a combination of factors, including price, quality, service, reputation, distribution and promotion. Ongoing investments in research, quality management, quality improvement, product innovation and productivity improvement are required to maintain an advantage in the competitive environments in which BD operates.

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

Intellectual Property and Licenses

     BD owns significant intellectual property, including patents, patent applications, technology, trade secrets, know-how, copyrights and trademarks in the United States and other countries. BD is also licensed under domestic and foreign patents, patent applications, technology, trade secrets, know-how, copyrights and trademarks owned by others. In the aggregate, these intellectual property assets and licenses are of material importance to BD's business. BD does not believe, however, that any single patent, technology, trademark, intellectual property asset or license is material in relation to BD's business as a whole.

Raw Materials

     BD purchases many different types of raw materials, including plastics, glass, metals, yarn and yarn goods, paper products, agricultural products, electronic and mechanical sub-assemblies and various biological, chemical and petrochemical products. All but a few of BD's principal raw materials are available from multiple sources.

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

     BD also believes that its operations comply in all material respects with applicable environmental laws and regulations. Such compliance has not had, and is not expected to have, a material adverse effect on BD's capital expenditures, earnings or competitive position.

Employees

       As of September 30, 2000, BD had approximately 25,000 employees, of whom approximately 12,200 were employed in the United States. BD believes that its employee relations are satisfactory.


CAUTIONARY STATEMENT PURSUANT TO PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 -- "SAFE HARBOR" FOR FORWARD-LOOKING STATEMENTS

     The Private Securities Litigation Reform Act of 1995 (the "Act") provides a safe harbor for forward-looking statements made by or on behalf of BD. BD and its representatives may from time to time make certain forward-looking statements in publicly-released materials, both written and oral, including statements contained in this report and filings with the Securities and Exchange Commission and in our other reports to shareowners. Forward-looking statements may be identified by the use of words like "plan," "expect," "believe," "intend," "will," "anticipate," "estimate" and other words of similar meaning in conjunction with, among other things, discussions of future operations and financial performance, as well as our strategy for growth, product development, regulatory approvals, market position and expenditures. All statements which address operating performance or events or developments that we expect or anticipate will occur in the future -- including statements relating to volume growth, sales and earnings per share growth and statements expressing views about future operating results - are forward-looking statements within the meaning of the Act.

   Forward-looking statements are based on current expectations of future events. The forward-looking statements are and will be based on management's then current views and assumptions regarding future events and operating performance, and speak only as of their dates. Investors should realize that if underlying assumptions prove inaccurate or unknown risks or uncertainties materialize, actual results could vary materially from our expectations and projections. Investors are therefore cautioned not to place undue reliance on any forward-looking statements. Furthermore, we undertake no obligation to update or revise any forward-looking statements whether as a result of new information, future events and developments or otherwise.

   The following are some important factors that could cause our actual results to differ from our expectations in any forward-looking statements:

 .    Regional, national and foreign economic factors, including inflation and fluctuations in interest rates and foreign currency exchange rates and the potential effect of such fluctuations on revenues, expenses and resulting margins.

 .    Competitive product and pricing pressures and our ability to gain or maintain market share in the global market as a result of actions by competitors, including technological advances achieved and patents attained by competitors as patents on our products expire. While we believe our opportunities for sustained, profitable growth are considerable, actions of competitors could impact our earnings, share of sales and volume growth.

 .    Changes in domestic and foreign healthcare resulting in pricing pressures, including the continued consolidation among healthcare providers, trends toward managed care and healthcare cost containment and government laws and regulations relating to sales and promotion, reimbursement and pricing generally.

 .    Fluctuations in the cost and availability of raw materials and the ability to maintain favorable supplier arrangements and relationships.

 .    Government laws and regulations affecting domestic and foreign operations, including those relating to trade, monetary and fiscal policies, taxation, environmental matters, price controls, licensing and regulatory approval of new products.

 .    Difficulties inherent in product development, including the potential inability to successfully continue technological innovation, complete clinical trials, obtain regulatory approvals in the United States and abroad, or gain and maintain market approval of products, and the possibility of encountering infringement claims by competitors with respect to patent or other intellectual property rights, all of which can preclude or delay commercialization of a product.

 .    Significant litigation adverse to BD, including product liability claims, patent infringement claims, and antitrust claims, as well as other risks and uncertainties detailed from time to time in our Securities and Exchange Commission filings.

 .    Our ability to achieve earnings forecasts, which are generated based on projected volumes and sales of many product types, some of which are more profitable than others. There can be no assurance that we will achieve a projected level or mix of product sales.

 .    Product efficacy or safety concerns resulting in product recalls, regulatory action on the part of the Federal Drug Administration (or foreign counterparts) or declining sales.

 .    Economic and political conditions in international markets, including civil unrest, governmental changes and restrictions on the ability to transfer capital across borders.

 .    Our ability to penetrate developing and emerging markets, which also depends on economic and political conditions, and how well we are able to acquire or form strategic business alliances with local companies and make necessary infrastructure enhancements to production facilities, distribution networks, sales equipment and technology.

 .    The impact of business combinations, including acquisitions and divestitures, both internally for BD and externally in the healthcare industry.

 .    Issuance of new or revised accounting standards by the American Institute of Certified Public Accountants, the Financial Accounting Standards Board or the Securities and Exchange Commission.

     The foregoing list sets forth many, but not all, of the factors that could impact our ability to achieve results described in any forward-looking statements. Investors should understand that it is not possible to predict or identify all such factors and should not consider this list to be a complete statement of all potential risks and uncertainties.


Item 2.  Properties.

     BD's executive offices are located in Franklin Lakes, New Jersey. BD owns and leases approximately 13,320,000 square feet of manufacturing, warehousing, administrative and research facilities throughout the world. The domestic facilities, including Puerto Rico, comprise approximately 5,453,500 square feet of owned and 2,130,200 square feet of leased space. The foreign facilities comprise approximately 3,557,600 square feet of owned and 2,178,700 square feet of leased space. Sales offices and distribution centers included in the total square footage are also located throughout the world.

     Operations in each of BD's business segments are conducted at both domestic and foreign locations. Particularly in the international marketplace, facilities often serve more than one business segment and are used for multiple purposes, such as administrative/sales, manufacturing and/or warehousing/distribution. BD generally seeks to own its manufacturing facilities, although some are leased. Most of BD's administrative, sales and warehousing/distribution facilities are leased.

     BD believes that its facilities are of good construction and in good physical condition, are suitable and adequate for the operations conducted at those facilities, and are, with minor exceptions, fully utilized and operating at normal capacity.

     The domestic facilities include facilities in Arizona, California, Colorado, Connecticut, Florida, Georgia, Illinois, Indiana, Kentucky, Maryland, Massachusetts, Michigan, Missouri, Nebraska, New Jersey, New York, North Carolina, Ohio, South Carolina, Tennessee, Texas, Utah, Virginia, Wisconsin and Puerto Rico.

     The foreign facilities are grouped as follows:

          --Canada includes approximately 105,900 square feet of leased space.

          --Europe and Eastern Europe, Middle East and Africa include facilities in Austria, Belgium, the Czech Republic, Denmark, Egypt, England, Finland, France, Germany, Greece, Hungary, Ireland, Italy, Ivory Coast, Kenya, the Netherlands, Poland, Russia, South Africa, Spain, Sweden, Switzerland, Turkey and the United Arab Emirates, and are comprised of approximately 1,726,900 square feet of owned and 935,300 square feet of leased space.

          --Latin America includes facilities in Argentina, Bolivia, Brazil,
            Chile, Colombia, Guatemala, Mexico, Panama, Paraguay, Peru, Uruguay and Venezuela, and is comprised of approximately 775,500 square feet of owned and 730,700 square feet of leased space.

          --Asia Pacific includes facilities in Australia, China, Hong Kong,
            India, Indonesia, Japan, Malaysia, New Zealand, Pakistan, the Philippines, Singapore, South Korea, Taiwan, Thailand and Vietnam, and is comprised of approximately 1,054,900 square feet of owned and 407,000 square feet of leased space.

  The table below summarizes property information by business segment:

                                                                  Medical   Preanalytical
               Category                  Corporate  Biosciences   Systems     Solutions     Mixed(A)     Total
---------------------------------------  ---------  -----------  ---------  -------------  ----------  ----------
Leased
   Facilities...........................         3           22        137              9         15          186
   Square feet..........................    45,055      489,437  2,152,328        187,663  1,434,396    4,308,879
   Manufacturing facilities.............         0            5         11              4          1           21
   Manufacturing square footage.........         0       94,318    353,429         60,978      8,640      517,365
Owned
   Facilities...........................         4            5         27             18         10           64
   Square feet..........................   431,260      613,203  4,104,332      2,027,609  1,834,739    9,011,143
   Manufacturing facilities.............         0            5         24             14          5           48
   Manufacturing square footage.........         0      265,133  2,456,985      1,148,263    545,585    4,415,966
Total
   Facilities...........................         7           27        164             27         25          250
   Square feet..........................   476,315    1,102,640  6,256,660      2,215,272  3,269,135   13,320,022
   Manufacturing facilities.............         0           10         35             18          6           69
   Manufacturing square footage.........         0      359,451  2,810,414      1,209,241    554,225    4,933,331

_________________
(A) Facilities used by all business segments.

Item 3.  Legal Proceedings.

     BD, along with a number of other manufacturers, has been named as a defendant in approximately 415 product liability lawsuits related to natural rubber latex that have been filed in various state and Federal courts. Cases pending in Federal Court are being coordinated under the matter In re Latex Gloves Products Liability Litigation (MDL Docket No. 1148) in Philadelphia, and analogous procedures have been implemented in the state courts of California, Pennsylvania, New Jersey and New York. Generally, these actions allege that medical personnel have suffered allergic reactions ranging from skin irritation to anaphylaxis as a result of exposure to medical gloves containing natural rubber latex. In 1986, we acquired a business which manufactured, among other things, latex surgical gloves. In 1995, we divested this glove business. We are vigorously defending these lawsuits.

     We, along with another manufacturer and several medical product distributors, have been named as a defendant in eleven product liability lawsuits relating to healthcare workers who allegedly sustained accidental needlesticks, but have not become infected with any disease.

 .    The case brought in California under the caption Chavez vs. Becton
     Dickinson (Case No. 722978, San Diego County Superior Court), filed on August 4, 1998 was dismissed in a judgment filed March 19, 1999. On August 29, 2000, the appellate court affirmed the dismissal of the product liability claims, leaving only a pending statutory claim for which the court has stated the plaintiff cannot recover damages.

 .    The case brought in Florida under the caption Delgado vs. Becton Dickinson et al. (Case No. 98-5608, Hillsborough County Circuit Court) filed on July 24, 1998 was voluntarily withdrawn by the plaintiffs on March 8, 1999.

 .    The case brought in Pennsylvania under the caption McGeehan vs. Becton
     Dickinson (Case No. 3474, Court of Common Pleas, Philadelphia County) filed on November 27, 1998, was dismissed without leave to amend in an order dated December 18, 2000.

 .    Cases have been filed on behalf of an unspecified number of healthcare workers in eight other states, seeking class action certification under the laws of these states. To date, no class has been certified in any of these cases. The eight remaining actions are pending in state court in Texas, under the caption Usrey vs. Becton Dickinson et al. (Case No. 342-173329-98, Tarrant County District Court), filed on April 9, 1998; in Federal Court in Ohio, under the caption Grant vs. Becton Dickinson et al. (Case No. C2 98-844, Southern District of Ohio), filed on July 22, 1998; in state court in Illinois, under the caption McCaster vs. Becton Dickinson et al. (Case No. 98L09478, Cook County Circuit Court), filed on August 13, 1998; in state court in Oklahoma, under the caption Palmer vs. Becton Dickinson et al. (Case No. CJ-98-685, Sequoyah County District Court), filed on October 27, 1998; in state court in Alabama, under the caption Daniels vs. Becton Dickinson et al. (Case No. CV 1998 2757, Montgomery County Circuit Court), filed on October 30, 1998; in state court in South Carolina, under the caption Bales vs. Becton Dickinson et al. (Case No. 98-CP-40-4343, Richland County Court of Common Pleas), filed on

     November 25, 1998; in state court in New Jersey, under the caption Pollak, Swartley vs. Becton Dickinson et al. (Case No. L-9449-98, Camden County Superior Court), filed on December 7, 1998; and in state court in New York, under the caption Benner vs. Becton Dickinson et al. (Case No. 99-111372, Supreme Court of the State of New York), filed on June 1, 1999. Generally, these remaining actions allege that healthcare workers have sustained needle sticks using hollow-bore needle devices manufactured by BD and, as a result, require medical testing, counseling and/or treatment. Several actions additionally allege that the healthcare workers have sustained mental anguish. Plaintiffs seek money damages in all remaining actions.

     In June 1999, a class certification hearing was held in the matter of Usrey vs. Becton Dickinson et al., which was first filed in Texas state court on April 9, 1998, under the caption Calvin vs. Becton Dickinson et al. The Court has advised the parties by letter received October 27, 1999, that it believes it is appropriate to address the issues in the case by way of a class action under Texas procedural law. We have filed an interlocutory appeal from that ruling. This appeal is currently pending.

     We continue to oppose class action certification in these cases and will continue vigorously to defend these lawsuits, including pursuing all appropriate rights of appeal.

     BD has insurance policies in place, and believes that a substantial portion of defense costs and potential liability, if any, in the latex and class action matters will be covered by insurance. In order to protect its rights to coverage, we have filed an action for declaratory judgement under the caption Becton Dickinson and Company vs. Adriatic Insurance Company et al. (Docket No. MID-L-3649-99MT, Middlesex County Superior Court) in New Jersey state court. We have established reserves to cover reasonably anticipated defense costs in all product liability lawsuits, including the needlestick class action and latex matters.

     We, along with another manufacturer, a group purchasing organization ("GPO") and three hospitals, have been named as a defendant in an antitrust action brought pursuant to the Texas Free Enterprise Act ("TFEA"). The action is pending in state court in Texas, under the caption Retractable Technologies Inc. vs. Becton Dickinson and Company et al. (Case No. 533*JG98, Brazoria County District Court), filed on August 4, 1998. Plaintiff, a manufacturer of retractable syringes, alleges that our contracts with GPOs exclude plaintiff from the market in syringes and blood collection products, in violation of the TFEA. Plaintiff also alleges that we have conspired with other manufacturers to maintain its market share in these products. Plaintiff seeks money damages. This action is in preliminary stages. We intend to mount a vigorous defense in this action.

     We, also with another patent holder, have filed an action for patent infringement under the caption Becton Dickinson and Company et al. vs. B. Braun Medical, Inc. (Case No. 2:99-CV-00987J, United States District Court for the District of Utah) on December 15, 1999. The defendant has filed a counterclaim against us, and alleges, among other things, that our contracts with group purchasing organizations exclude defendant from the market in IV catheters, in violation of the Sherman, Clayton, and Lanham acts. Defendant also alleges that we have conspired with other manufacturers to maintain our market share in these products. Defendant seeks money damages. The pending action is in preliminary stages. We intend to prosecute our claim and vigorously defend against this counterclaim.

     In the patent infringement litigation under the caption Critikon, Inc. vs. Becton Dickinson Vascular Access, Inc. (Civ. 93-108 (JJF), United States District Court for the District of Delaware) the Court, on May 19, 2000, entered judgment in favor of the plaintiff in the aggregate amount of $5,700,000, excluding interest charges. We have filed pending postjudgment motions seeking recalculation of damages on the basis of perceived error in the calculation of damages, in both amount and duration. On December 11, 2000, we agreed to a settlement in principle of this suit. Under the terms of the settlement in principle, we have agreed to pay a minimum of $3,000,000 and have limited our maximum potential liability in this matter, including interest charges, to $8,000,000.

     We are a party to a number of Federal proceedings in the United States brought under the Comprehensive Environental Response, Compensation and Liability Act, also known as "Superfund," and similar state laws. For all sites, there are other potentially responsible parties that may be jointly or severally liable to pay all cleanup costs. We accrue costs for estimated environmental liabilities based upon our best estimate within the range of probable losses, without considering possible third-party recoveries.

     We also are involved in other legal proceedings and claims which arise in the ordinary course of business, both as a plaintiff and a defendant.

     While it is not possible to predict or determine the outcome of the patent, product liability, antitrust or other legal actions brought against BD, upon resolution of such matters, BD may incur charges in excess of presently established reserves. While such future charges, individually and in the aggregate, could have a material adverse impact on our net income and net cash flows in the period in which they are recorded or paid, in our opinion, the results of the above matters, individually and in the aggregate, are not expected to have a material adverse effect on our consolidated financial condition.


Item 4.  Submission of Matters to a Vote of Security Holders.

     Not applicable.

Executive Officers of the Registrant (as of December 1, 2000)

  The following is a list of the executive officers of BD, their ages and all positions and offices held by each of them during the past five years. There is no family relationship between any of the named persons.



Name                                        Age                              Position
----                                        ---                              --------
Edward J. Ludwig..........................  49    Director since 1999; President and Chief Executive Officer since January 2000; President from May 1999 to January 2000;
                                                  Executive Vice President from July 1998 to May 1999; Senior
                                                  Vice President--Finance and Chief Financial Officer from July
                                                  1995 to June 1998; Vice President--Finance from May 1995 to
                                                  June 1995; Vice President--Finance and Controller from January
                                                  1995 to May 1995; and prior thereto, President--Becton
                                                  Dickinson Diagnostic Instrument Systems.

Richard O. Brajer.........................  40    President--Worldwide Clinical Laboratory Solutions since November 2000
                                                  President--Worldwide Preanalytical Solutions from July 1999 to
                                                  November 2000; President--Worldwide Sample Collection from October 1998 to July 1999; President--Infusion Therapy Europe from February
                                                  1998 to September 1998; Vice President/General
                                                  Manager--Consumer Products Europe from October 1995 to January
                                                  1998; Director, North America Marketing, Diabetes Health Care
                                                  from October 1994 to September 1995.

Gilberto Bulcao...........................  53    President -  North and South Latin American since January
                                                  2000; President - South Latin America from October 1996 to
                                                  December 1999; and prior thereto, Division President - BD Brazil.

Gary M. Cohen...................   41  President--Worldwide Medical Systems
                                       since May 1999; Executive Vice President
                                       from July 1998 to May 1999; President--
                                       Becton Dickinson Europe and Worldwide
                                       Sample Collection from October 1997 to
                                       June 1998; President--Worldwide Sample
                                       Collection from October 1996 to September
                                       1997; and prior thereto President--Becton
                                       Dickinson Division/Worldwide Hypodermic.


John R. Considine...............   50  Executive Vice President and Chief
                                       Financial Officer since June 2000; Senior
                                       Vice President, Finance of American Home
                                       Products Corporation from February to
                                       June 2000; and prior thereto, Vice
                                       President, Finance of American Home
                                       Products Corporation.


Vincent A. Forlenza.............   47  Senior Vice President-Technology,
                                       Strategy and Development since February
                                       1999; President--Worldwide
                                       Microbiology Systems from October 1996 to
                                       January 1999; President--Diagnostic
                                       Instrument Systems from October 1995
                                       to September 1996; and prior thereto,
                                       Division President--Becton Dickinson
                                       Advanced Diagnostics.


A. John Hanson..................   56  President - Becton Dickinson Europe since
                                       October 1998; Vice President Becton
                                       Dickinson Vacutainer Systems Europe from
                                       May 1997 to October 1998; and prior
                                       thereto, Director of Operations.


Bridget M. Healy................   45  Vice President, General Counsel and
                                       Corporate Secretary since June 2000; Vice
                                       President and Corporate Secretary from
                                       February 1997 to June 2000; Assistant
                                       Corporate Secretary, Associate General
                                       Counsel and Senior Corporate Attorney
                                       from September 1995 to February 1997.


James V. Jerbasi................   62  Vice President--Human Resources since
                                       February 1999, and prior thereto,
                                       Director of International Human
                                       Resources.


William A. Kozy.................   48  Senior Vice President - Company
                                       Operations since November 2000; Senior
                                       Vice President -- Manufacturing from
                                       October 1998 to November 2000, President
                                       -Worldwide Injection Systems from October
                                       1996 to October 1998; President -
                                       Worldwide Blood Collection from July 1995
                                       to September 1996; and prior thereto;
                                       Division President -Vacutainer Systems.


Deborah J. Neff.................   47  President--Worldwide Biosciences since
                                       February 1999; President--Worldwide
                                       Immunocytometry Systems from October 1996
                                       to January 1999; President--Becton
                                       Dickinson Immunocytometry Systems from
                                       January 1995 to September 1996; and prior
                                       thereto, Vice President--General Manager.


Rex C. Valentine................   49  President - Becton Dickinson Japan since
                                       January 1997, and prior thereto General
                                       Manager, Diabetes Health Care, Becton
                                       Dickinson Japan.


James R. Wessel.................   60  President - Becton Dickinson Asia - Pacific
                                       since May 2000; President - Becton
                                       Dickinson Canada from October 1996 to May
                                       2000; President - BDRIA from April 1994
                                       to September 1996; and prior thereto
                                       Vice President Human Resources.


                                    PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters.

     BD's common stock is listed on the New York Stock Exchange. As of November 30, 2000, there were approximately 10,690 shareholders of record. The balance of the information required by this item appears under the caption "Common Stock Prices and Dividends" on the inside back cover of BD's 2000 Annual Report and is incorporated herein by reference as part of Exhibit 13.


Item 6.   Selected Financial Data.

     The information required by this item is included under the caption "Nine-Year Summary of Selected Financial Data" on pages 18 and 19 of BD's 2000 Annual Report and is incorporated herein by reference as part of Exhibit 13.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     The information required by this item is included in the text contained under the caption "Financial Review" on pages 20-26 of BD's 2000 Annual Report and is incorporated herein by reference as part of Exhibit 13.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

  The information required by this item is included in the text contained on page 22 of the "Financial Review" section of BD's 2000 Annual Report, and in notes 1 and 11 to the consolidated financial statements contained in BD's 2000 Annual Report, and each is incorporated herein by reference as part of Exhibit 13.

Item 8.   Financial Statements and Supplementary Data.

     The information required by this item is included on pages 27-48 of BD's 2000 Annual Report and is incorporated herein by reference as part of Exhibit 13.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     Not applicable.


                                   PART III

Item 10.  Directors and Executive Officers of the Registrant.

     The information relating to directors required by this item will be contained under the captions "Board of Directors", "Election of Directors" and "Continuing Directors" in a definitive Proxy Statement involving the election of directors which the registrant will file with the Securities and Exchange Commission not later than 120 days after September 30, 2000 (the "Proxy Statement"), and such information is incorporated herein by reference.

     The information relating to executive officers required by this item is included herein in Part I under the caption "Executive Officers of the Registrant".

     The information required pursuant to Item 405 of Regulation S-K will be contained under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in BD's Proxy Statement, and such information is incorporated herein by reference.

Item 11.  Executive Compensation.

     The information required by this item will be contained under the captions "Board of Directors" and "Executive Compensation" in BD's Proxy Statement, and such information is incorporated herein by reference.

Item 12.   Security Ownership of Certain Beneficial Owners and Management.

     The information required by this item will be contained under the caption "Share Ownership of Management and Certain Beneficial Owners" in BD's Proxy Statement, and such information is incorporated herein by reference.

Item 13.   Certain Relationships and Related Transactions.

     The information required by this item will be contained under the caption "Certain Transactions" in BD's Proxy Statement, and such information is incorporated herein by reference.

                                    PART IV

Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

  (a)(1)  Financial Statements

     The following consolidated financial statements of BD included in BD's 2000 Annual Report at the pages indicated in parentheses, are incorporated by reference in Item 8 hereof:

          Report of Independent Auditors (page 27)

          Consolidated Statements of Income--Years ended September 30, 2000, 1999 and 1998 (page 28)

          Consolidated Statements of Comprehensive Income--Years ended September 30, 2000, 1999 and 1998 (page 29)

          Consolidated Balance Sheets--September 30, 2000 and 1999 (page 30)

          Consolidated Statements of Cash Flows--Years ended September 30, 2000, 1999 and 1998 (page 31)

          Notes to Consolidated Financial Statements (pages 32-48)

  (a)(2)  Financial Statement Schedules

     The following consolidated financial statement schedule of BD is included herein at the page indicated in parentheses:

          Schedule II--Valuation and Qualifying Accounts (page 13)

     All other schedules for which provision is made in the applicable accounting regulations of the Securities Exchange Act of 1934 are not required under the related instructions or are inapplicable, and therefore have been omitted.

  (a)(3)  Exhibits

     See Exhibit Index on pages 14, 15, 16 and 17 hereof for a list of all management contracts, compensatory plans and arrangements required by this item (Exhibit Nos. 10(a)(i) through 10(o)(ii)), and all other Exhibits filed or incorporated by reference as a part of this report.

  (b)  Reports on Form 8-K

     On July 20, 2000, BD filed a report on Form 8-K for purposes of reporting its results for the third quarter ended June 30, 2000. On September 27, 2000, BD filed a report on Form 8-K for purposes of reporting its program to reduce costs, improve financial performance and support major product initiatives.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


               Becton, Dickinson and Company

               By:   /s/ Bridget M. Healy
                  ----------------------------------
                         Bridget M. Healy
                         Vice President, General Counsel and Corporate Secretary

Dated: December 21, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on the 21st day of December, 2000 by the following persons on behalf of the registrant and in the capacities indicated.

                            Name                                                    Capacity
                            ----                                                    --------

                 /s/  Clateo Castellini                                      Chairman of the Board
      --------------------------------------------
                   Clateo Castellini

                  /s/  Edward J. Ludwig                         Director, President and Chief Executive Officer
      --------------------------------------------                       (Principal Executive Officer)
                     Edward J. Ludwig


                 /s/  John R. Considine                                  Executive Vice President and
      --------------------------------------------                          Chief Financial Officer
                    John R. Considine                                    (Principal Financial Officer)


                 /s/  Richard M. Hyne                                    Vice President and Controller
       --------------------------------------------                       (Chief Accounting Officer)
                    Richard M. Hyne


               /s/  Harry N. Beaty, M.D.                                              Director
      --------------------------------------------
                  Harry N. Beaty, M.D.

               /s/  Henry P. Becton, Jr.                                              Director
      --------------------------------------------
                  Henry P. Becton, Jr.

                 /s/  Albert J. Costello                                              Director
      --------------------------------------------
                   Albert J. Costello

              /s/  Gerald M. Edelman, M.D.                                            Director
      --------------------------------------------
                 Gerald M. Edelman, M.D.

                  /s/  Frank A. Olson                                                 Director
      --------------------------------------------
                     Frank A. Olson


              /s/  Willard J. Overlock, Jr.                                           Director
      --------------------------------------------
                Willard J. Overlock, Jr.

                /s/  James E. Perrella                                                Director
      --------------------------------------------
                  James E. Perrella

                 /s/  Alfred Sommer                                                   Director
      --------------------------------------------
                    Alfred Sommer

               /s/  Margaretha af Ugglas                                              Director
      --------------------------------------------
                  Margaretha af Ugglas

                         BECTON, DICKINSON AND COMPANY

                SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                YEARS ENDED SEPTEMBER 30, 2000, 1999, and 1998

                            (Thousands of dollars)

=======================================================================================================================
                           Col. A                                Col. B        Col. C          Col. D         Col. E
-----------------------------------------------------------------------------------------------------------------------
                                                                             Additions
                                                                              Charged
                                                               Balance at     to Costs                      Balance at
                                                               Beginning        and                           End of
                        Description                            of Period      Expenses       Deductions       Period
-----------------------------------------------------------------------------------------------------------------------
2000
      Against trade receivables:
                 For doubtful accounts......................       $34,775       $   691        $ 2,480(A)      $32,986
                 For cash discounts.........................        14,261        28,022         31,627          10,656
                                                                   -------       -------        -------         -------
                          Total..............................      $49,036       $28,713        $34,107         $43,642
                                                                   =======       =======        =======         =======
1999
      Against trade receivables:
            For doubtful accounts...........................       $24,739       $13,244        $ 3,208(A)      $34,775
            For cash discounts..............................        10,779        38,292         34,810          14,261
                                                                   -------       -------        -------         -------
                  Total.....................................       $35,518       $51,536        $38,018         $49,036
                                                                   =======       =======        =======         =======
1998
      Against trade receivables:
            For doubtful accounts...........................       $20,234       $ 9,406        $ 4,901(A)      $24,739
            For cash discounts..............................         8,499        33,646         31,366          10,779
                                                                   -------       -------        -------         -------
                  Total.....................................       $28,733       $43,052        $36,267         $35,518
                                                                   =======       =======        =======         =======


_________________
(A)    Accounts written off.

                                 EXHIBIT INDEX

  Exhibit
  -------
  Number                     Description                                     Method of Filing
  ------                     -----------                                     ----------------

3(a)(i)           Restated Certificate of Incorporation, as        Incorporated by reference to Exhibit 3(a) to
                  amended January 22, 1990                         the registrant's Annual Report on Form 10-K
                                                                   for fiscal year ended September 30, 1990

3(a)(ii)          Amendment to the Restated Certificate of         Incorporated by reference to Exhibit 3(a) to
                  Incorporation, as of August 5, 1996              the registrant's Quarterly Report on Form
                                                                   10-Q for the period ended June 30, 1996

3(a)(iii)         Amendment to the Restated Certificate of         Incorporated by reference to Exhibit 3(a)(iii)
                  Incorporation, as of August 10, 1998             to the registrant's Quarterly Report on
                                                                   Form 10-Q for the period ended June 30, 1998

3(b)              By-Laws, as amended and restated as of           Incorporated by reference to Exhibit 3(b) to
                  July 25, 2000                                    the registrant's Quarterly Report on Form
                                                                   10-Q for the period ended June 30, 2000

4(a)              Indenture, dated as of December 1, 1982,         Incorporated by reference to Exhibit 4 to
                  between the registrant and Manufacturers         Registration Statement No. 2-80707 on Form
                  Hanover Trust Company                            S-3 filed by the registrant

4(b)              First Supplemental Indenture, dated as of        Incorporated by reference to Exhibit 4(b) to
                  May 15, 1986, between the registrant and         Registration Statement No. 33-5663 on Form
                  Manufacturers Hanover Trust Company              S-3 filed by the registrant

4(c)              Second Supplemental Indenture, dated as of       Incorporated by reference to Exhibit 4(c) to
                  January 10, 1995, between the registrant         Form 8-K filed by the registrant on January
                  and The Chase Manhattan Bank (formerly           12, 1995
                  known as Chemical Bank, the successor by
                  merger to Manufacturers Hanover Trust
                  Company)

4(d)              Indenture, dated as of March 1, 1997,            Incorporated by reference to Exhibit 4(a) to
                  between the registrant and The Chase             Form 8-K filed by the registrant on July 31,
                  Manhattan Bank                                   1997 (the registrant hereby agrees to furnish
                                                                   to the Commission upon request a copy of any
                                                                   other instruments which define the rights of
                                                                   holders of long-term debt of the registrant)

4(e)(i)           Rights Agreement, dated November 28, 1995,       Incorporated by reference to Exhibit 4(e)(i)
                  as amended and restated as of March 28, 2000,    to the registrant's Quarterly Report on Form
                  between the registrant and First Chicago         10-Q for the period ended March 31, 2000
                  Trust Company of New York, which includes as
                  Exhibit A thereto, the Form of Right
                  Certificate, and as Exhibit B thereto, the
                  Summary of Rights to Purchase Preferred Stock
                  (the "Amended and Restated Rights Agreement")

  Exhibit
  -------
  Number               Description                                           Method of Filing
  ------               -----------                                           ----------------

4(e)(ii)     Amendment No. 1 to the Amended and                   Incorporated by reference to Exhibit 4(e)(ii)
             Restated Rights Agreement, dated as of               to the registrant's Quarterly Report on Form
             April 24, 2000                                       10-Q for the period ended March 31, 2000

10(a)(i)     Form of Employment Agreement providing               Incorporated by reference to Exhibit 10(b)(i)
             for certain payments to Executive Officers           to the registrant's Quarterly Report on Form
             in the event of a discharge or significant           10-Q for the period ended March 31, 2000
             change in such officers' respective duties
             after a change of control of the registrant

10(a)(ii)    Form of Employment Agreement providing for           Incorporated by reference to Exhibit 10(b)(ii)
             certain payments to Corporate Officers in the        to the registrant's Quarterly Report on Form
             event of a discharge or significant change in        10-Q for the period ended March 31, 2000
             such officers' respective duties after a change
             of control of the registrant

10(b)(i)     Form of Split Dollar Agreement and related           Incorporated by reference to Exhibit 10(e) to
             Collateral Assignment covering the providing to      the registrant's Annual Report on Form 10-K
             certain corporate officers of a life insurance       for the fiscal year ended September 30, 1987
             policy in an amount equal to two times base
             salary in lieu of full participation in the
             registrant's group life insurance program

10(b)(ii)    Form of Endorsement Method Split Dollar              Incorporated by reference to Exhibit
             Agreement covering the providing to certain          10(c)(ii) to the registrant's Annual Report
             corporate officers of a life insurance policy        on Form 10-K for the fiscal year ended
             in an amount equal to two times base salary          September 30, 1999
             in lieu of full participation in the
             registrant's group life insurance program

10(c)(i)     Stock Award Plan, as amended and restated            Incorporated by reference to Exhibit 10(d) to
             effective February 11, 1992                          the registrant's Annual Report on Form 10-K
                                                                  for the fiscal year ended September 30, 1992

10(c)(ii)    Amendment dated as of April 24, 2000 to the          Incorporated by reference to Exhibit 10(d) to
             Stock Award Plan, as amended and restated            the registrant's Quarterly Report on Form 10-Q
             effective February 11, 1992                          for the period ended June 30, 2000

10(d)        1997 Management Incentive Plan                       Incorporated by reference to Exhibit 10(e) to
                                                                  the registrant's Annual Report on Form 10-K
                                                                  for the fiscal year ended September 30, 1997

10(e)(i)     1982 Unqualified Stock Option Plan, as               Incorporated by reference to Exhibit 10(f) to
             amended and restated February 8, 1994                the registrant's Annual Report on Form 10-K
                                                                  for the fiscal year ended September 30, 1994

10(e)(ii)    Amendment dated as of April 24, 2000 to the          Incorporated by reference to Exhibit 10(f) to
             1982 Unqualified Stock Option Plan, as amended       the registrant's Quarterly Report on Form 10-Q
             and restated February 8, 1994                        for the period ended June 30, 2000

  Exhibit
  -------
  Number                    Description                                      Method of Filing
  ------                    -----------                                      ----------------

10(f)(i)     Salary and Bonus Deferral Plan, as amended and       Incorporated by reference to Exhibit 4 to
             restated August 15, 1996                             Registration Statement No. 333-11885 on Form
                                                                  S-8 filed by the registrant

10(f)(ii)    Amendment dated as of April 24, 2000 to the          Incorporated by reference to Exhibit 10(g)(i)
             Salary and Bonus Deferral Plan, as amended and       to the registrant's Quarterly Report on Form
             restated as of August 15, 1996                       10-Q for the period ended June 30, 2000

10(f)(iii)   Amendment dated as of November 27, 2000 to the       Filed with this report
             Salary and Bonus Deferral Plan, as amended and
             restated as of August 15, 1996

10(g)(i)     1996 Directors' Deferral Plan                        Incorporated by reference to Exhibit 4 to
                                                                  Registration Statement No. 333-16091 on Form
                                                                  S-8 filed by the registrant

10(g)(ii)    Amendment dated as of April 24, 2000 to the          Incorporated by reference to Exhibit
             1996 Directors' Deferral Plan, dated November 1,     10(g)(ii) to the registrant's Quarterly
             1996                                                 Report on Form 10-Q for the period ended June
                                                                  30, 2000

10(h)(i)     1990 Stock Option Plan, as amended and restated      Incorporated by reference to Exhibit 10(i) to
             February 8, 1994                                     the registrant's Annual Report on Form 10-K
                                                                  for the fiscal year ended September 30, 1994

10(h)(ii)    Amendment dated as of April 24, 2000 to the          Incorporated by reference to Exhibit 10(h) to
             1990 Stock Option Plan, as amended and restated      the registrant's Quarterly Report on Form
             February 8, 1994                                     10-K for the period ended June 30, 2000

10(i)(i)     Retirement Benefit Restoration Plan,                 Filed with this report
             as amended and restated as of November 27, 2000

10(i)(ii)    Employee Participation Agreement dated               Filed with this report
             November 27, 2000 between the registrant and
             John R. Considine

10(i)(iii)   Agreement dated December 18, 2000 between the        Filed with this report
             registrant and John R. Considine.

10(j)(i)     1994 Restricted Stock Plan for Non-Employee          Incorporated by reference to Exhibit A to the
             Directors                                            registrant's Proxy Statement dated January 5,
                                                                  1994

10(j)(ii)    Amendment to the 1994 Restricted Stock               Incorporated by reference to Exhibit 10(j)(ii)
             Plan for Non-Employee Directors as of                to the registrant's Annual Report on Form
             November 26, 1996                                    10-K for the fiscal year ended September 30,
                                                                  1996

10(k)(i)     1995 Stock Option Plan, as amended and restated      Incorporated by reference to Exhibit 10(k) to
             January 27, 1998                                     the registrant's Annual Report on Form 10-K
                                                                  for the fiscal year ended September 30, 1998

10(k)(ii)    Amendments dated as of April 24, 2000 to the         Incorporated by reference to Exhibit 10(k) to
             1995 Stock Option Plan, as amended and restated      the registrant's Quarterly Report on Form 10-Q
             January 27, 1998                                     for the period ended June 30, 2000

10(l)(i)     1998 Stock Option Plan                               Incorporated by reference to Exhibit 10.1 to
                                                                  the registrant's Quarterly Report on Form
                                                                  10-Q/A for the period ended March 31, 1998

10(l)(ii)    Amendments dated as of April 24, 2000 to the         Incorporated by reference to Exhibit 10(l) to
             1998 Stock Option Plan                               the registrant's Quarterly Report on Form
                                                                  10-Q for the period ended June 30, 2000

  Exhibit
  -------
  Number                     Description                                     Method of Filing
  ------                     -----------                                     ----------------

10(m)           Australian, French and Spanish addenda to the     Incorporated by reference to Exhibit 10(m) to
                Becton, Dickinson and Company Stock Option        the registrant's Annual Report on Form 10-K
                Plans                                             for the fiscal year ended September 30, 1998

10(n)           Indian addendum to the Becton, Dickinson and      Incorporated by reference to Exhibit 10(n) to
                Company Stock Option Plans                        the registrant's Annual Report on Form 10-K
                                                                  for the fiscal year ended September 30, 1999

10(o)(i)        Non-Employee Directors 2000 Stock Option Plan     Incorporated by reference to Exhibit 10(o) to
                                                                  the registrant's Quarterly Report on Form 10-Q
                                                                  for the period ended March 31, 2000

10(o)(ii)       Amendments dated as of April 24, 2000 to the      Incorporated by reference to Exhibit 10(o) to
                Non-Employee Directors 2000 Stock Option Plan     the registrant's Quarterly Report on Form 10-Q
                                                                  for the period ended June 30, 2000

13              Portions of the registrant's Annual Report to     Filed with this report
                Shareholders for fiscal year 2000

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