Form 10-Q
period 2000-12-31
BECTON DICKINSON & CO
filed 2001-02-12
CIK 10795

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended               December 31, 2000
                               ------------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                       to
                               --------------------------------------  ---------


Commission file number     001-4802
                       ----------------

                          Becton, Dickinson and Company
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          New Jersey                                      22-0760120
--------------------------------            -----------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
  incorporation or organization)

              1 Becton Drive, Franklin Lakes, New Jersey 07417-1880
              -----------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

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
                                             ---     ---

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

    Class of Common Stock          Shares Outstanding as of January 31, 2001
    ---------------------          -----------------------------------------
 Common stock, par value $1.00                256,495,577

                          BECTON, DICKINSON AND COMPANY
                                   FORM 10-Q
                For the quarterly period ended December 31, 2000


                                TABLE OF CONTENTS

Part I.    FINANCIAL INFORMATION                                     Page Number
-------    ---------------------                                     -----------

Item 1.    Financial Statements

              Condensed Consolidated Balance Sheets..................    3
              Condensed Consolidated Statements of Income............    4
              Condensed Consolidated Statements of Cash Flows........    5
              Notes to Condensed Consolidated Financial Statements...    6
Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations.......................   11
Item 3.    Quantitative and Qualitative Disclosures About Market
           Risk......................................................   15

Part II.   OTHER INFORMATION
--------   -----------------

Item 1.    Legal Proceedings.........................................   16
Item 2.    Changes in Securities and Use of Proceeds.................   17
Item 3.    Defaults Upon Senior Securities...........................   17
Item 4.    Submission of Matters to a Vote of Security Holders.......   17
Item 5.    Other Information.........................................   17
Item 6.    Exhibits and Reports on Form 8-K..........................   17

Signatures ..........................................................   19

Exhibits   ..........................................................   20

          ITEM 1. FINANCIAL STATEMENTS BECTON, DICKINSON AND COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                              Thousands of Dollars

                                                     December 31,  September 30,
Assets                                                   2000          2000
------                                               ------------  -------------
                                                     (Unaudited)

Current Assets:
 Cash and equivalents                                  $   79,012   $   49,196
 Short-term investments                                     2,339        5,561
 Trade receivables, net                                   738,310      751,720
 Inventories:
  Materials                                               156,820      156,918
  Work in process                                         108,991      110,843
  Finished products                                       431,647      410,915
                                                      -----------   ----------
                                                          697,458      678,676
 Prepaid expenses, deferred taxes and other               199,190      175,524
                                                      -----------   ----------
  Total Current Assets                                  1,716,309    1,660,677

 Property, plant and equipment                          3,223,894    3,163,100
  Less allowances for depreciation and amortization     1,620,718    1,587,042
                                                      -----------   ----------
                                                        1,603,176    1,576,058

  Goodwill, Net                                           460,444      466,343
  Core and Developed Technology, Net                      303,960      309,061
  Other Intangibles, Net                                  173,622      172,720

  Other                                                   337,757      320,237
                                                      -----------   ----------
    Total Assets                                      $ 4,595,268   $4,505,096
                                                      ===========   ==========

Liabilities and Shareholders' Equity
------------------------------------

Current Liabilities:
 Short-term debt                                      $   659,177   $  637,735
 Payables and accrued expenses                            703,307      715,803
                                                      -----------   ----------
  Total Current Liabilities                             1,362,484    1,353,538

 Long-Term Debt                                           781,007      779,569

 Long-Term Employee Benefit Obligations                   331,480      329,497

 Deferred Income Taxes and Other                           90,161       86,494

 Commitments and Contingencies                                 --           --

 Shareholders' Equity:
  Preferred stock                                          42,865       43,570
  Common stock                                            332,662      332,662
  Capital in excess of par value                           96,179       75,075
  Retained earnings                                     2,871,466    2,835,908
  Unearned ESOP compensation                              (16,585)     (16,155)
  Deferred compensation                                     6,617        6,490
  Common shares in treasury - at cost                    (969,217)    (980,163)
  Accumulated other comprehensive loss                   (333,851)    (341,389)
                                                      -----------   ----------
    Total Shareholders' Equity                          2,030,136    1,955,998
                                                      -----------   ----------
    Total Liabilities and Shareholders' Equity        $ 4,595,268   $4,505,096
                                                      ===========   ==========

            See notes to condensed consolidated financial statements

                          BECTON, DICKINSON AND COMPANY
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
             Thousands of Dollars, Except Per-share Data (Unaudited)

                                                          Three Months Ended
                                                             December 31,
                                                         ---------------------
                                                           2000        1999
                                                         --------    ---------
Revenues                                               $  843,257  $  859,164

Cost of products sold                                     448,947     449,951
Selling and administrative expense                        235,292     233,838
Research and development expense                           52,727      53,743
                                                        ---------   ---------
Total Operating Costs and Expenses                        736,966     737,532
                                                        ---------   ---------
Operating Income                                          106,291     121,632

Interest expense, net                                     (18,564)    (21,557)
Other (expense) income, net                                (7,961)      1,674
                                                        ---------   ---------
Income Before Income Taxes                                 79,766     101,749

Income tax provision                                       19,144      26,455
                                                        ---------   ---------
Net Income                                             $   60,622  $   75,294
                                                        =========   =========

Earnings Per Share:
   Basic                                               $      .24  $      .30
                                                        =========   =========
   Diluted                                             $      .23  $      .29
                                                        =========   =========
Dividends Per Common Share                             $     .095  $    .0925
                                                        =========   =========

            See notes to condensed consolidated financial statements

                          BECTON, DICKINSON AND COMPANY
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              Thousands of Dollars
                                   (Unaudited)

                                                               Three Months Ended
                                                                   December 31,
                                                             ----------------------
                                                                2000        1999
Operating Activities                                         ----------  ----------
--------------------
   Net income                                                $  60,622   $  75,294
   Adjustments to net income to derive net cash
     provided by operating activities:
        Depreciation and amortization                           75,318      72,440
        Change in working capital                              (53,712)    (25,960)
        Other, net                                              12,962        (539)
                                                             ----------  ----------
        Net Cash Provided by Operating Activities               95,190     121,235
                                                             ----------  ----------

Investing Activities
--------------------

   Capital expenditures                                        (77,213)    (66,697)
   Acquisitions of businesses, net of cash acquired             (2,575)          -
   (Purchases) sales of investments, net                          (544)      3,529
   Capitalized software                                        (18,152)    (10,992)
   Other, net                                                  (10,868)    (20,686)
                                                             ----------  ----------
        Net Cash Used for Investing Activities                (109,352)    (94,846)
                                                             ----------  ----------

Financing Activities
--------------------

   Change in short-term debt                                    23,258     (21,417)
   Proceeds from long-term debt                                  2,127           -
   Payments of long-term debt                                   (1,579)       (349)
   Issuance of common stock from treasury                       21,407       7,445
   Dividends paid                                                 (652)       (698)
                                                             ----------  ----------
        Net Cash Provided by (Used for) Financing Activities    44,561     (15,019)
                                                             ----------  ----------

Effect of exchange rate changes on cash and equivalents           (583)       (366)
                                                             ----------  ----------
        Net increase in cash and equivalents                    29,816      11,004

Opening Cash and Equivalents                                    49,196      59,932
                                                             ----------  ----------
Closing Cash and Equivalents                                 $  79,012   $  70,936
                                                             ==========  ==========

See notes to condensed consolidated financial statements

                          BECTON, DICKINSON AND COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
          Dollar and Share Amounts in Thousands, Except Per-share Data
                               December 31, 2000

Note 1 - Basis of Presentation
------------------------------

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, in the opinion of the management of the Company, include all adjustments which are of a normal recurring nature, necessary for a fair presentation of financial position and the results of operations and cash flows for the periods presented. However, the financial statements do not include all information and footnotes required for a presentation in accordance with generally accepted accounting principles. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included or incorporated by reference in the Company's 2000 Annual Report on Form 10-K. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year.

Note 2 - Inventory Valuation
----------------------------

The Company uses the last-in, first-out ("LIFO") method of determining cost for substantially all inventories in the United States. An actual valuation of inventory under the LIFO method will be made only at the end of each fiscal year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on management's estimates of expected year-end inventory levels and costs. All other inventories are accounted for using the first-in, first-out ("FIFO") method.

Note 3 - Comprehensive Income
-----------------------------

Comprehensive income for the Company is comprised of the following:

                                             Three Months Ended December 31,
                                             -------------------------------
                                                  2000             1999
                                             --------------    -------------

Net income                                   $      60,622     $    75,294
Other Comprehensive Income, Net of Tax
  Foreign currency translation adjustments           6,347         (38,685)
  Unrealized (loss) gain on investments               (859)         13,068
  Unrealized gain on currency options                2,050              --
                                             --------------   -------------

               Comprehensive Income          $      68,160    $     49,677
                                             ==============   =============

On October 1, 2000, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities."

Accordingly, a net unrealized gain on currency options as of December 31, 2000 of $2,050 was included in other comprehensive income. For additional discussion regarding the adoption of this Statement, see Note 8 of the Notes to Condensed Consolidated Financial Statements.

Note 4 - Earnings per Share
---------------------------

The following table sets forth the computations of basic and diluted earnings per share:

                                                 Three Months Ended December 31,
                                                 ------------------------------
                                                    2000                1999
                                                 -----------       -----------
   Net income                                    $  60,622         $  75,294
   Preferred stock dividends                          (701)             (746)
                                                 -----------       -----------

   Income available to common shareholders (A)      59,921            74,548

   Preferred stock dividends - using "if
      converted" method                                701               746
   Additional ESOP contribution - using "if
      converted" method                               (160)             (169)
                                                 -----------       -----------
   Income available to common shareholders
   after assumed conversions (B)                  $  60,462         $  75,125
                                                 ===========       ===========

   Average common shares outstanding (C)           254,465           251,328
   Dilutive stock equivalents from stock plans       7,122             6,287
   Shares issuable upon conversion of preferred
      Stock                                          4,650             4,978
                                                 -----------       -----------
   Average common and common equivalent
      shares outstanding - assuming dilution (D)   266,237            262,593
                                                 ===========       ===========

   Basic earnings per share (A/C)                $     .24         $     .30
                                                 ===========       ===========
   Diluted earnings per share (B/D)              $     .23         $     .29
                                                 ===========       ===========


Note 5 - Contingencies
----------------------

The Company is involved, both as a plaintiff and a defendant, in various legal proceedings and claims which arise in the ordinary course of business, including product liability and environmental matters. While it is not possible to predict or determine the outcome of the legal actions brought against the Company, upon resolution of such matters, the Company may incur charges in excess of presently established reserves. While such future charges, individually and in the aggregate, could have a material adverse impact on the Company's net income and net cash flows in the period in which they are recorded or paid, in the Company's opinion, the results of these matters, individually and in the aggregate, are not expected to have a material adverse effect on the Company's consolidated financial condition. Further discussion of legal proceedings is included in Part II of this Report on Form 10-Q.

Note 6 - Segment Data
---------------------

On October 1, 2000, the Company changed the structure of its internal organization, which caused the composition of its reportable segments to change. For the quarter ending December 31, 2000, decisions about resource allocation and performance assessment were made separately for the Medical Systems segment, the new Clinical Laboratory Solutions segment, and the reorganized Biosciences segment. Prior year information has been reclassified to conform to current year presentation.

The Company evaluates performance based upon operating income. Segment operating income represents revenues reduced by product costs and operating expenses.

Financial information for the Company's segments is as follows:

                                                Three Months Ended December 31,
                                                ------------------------------
                                                    2000              1999
                                                ------------      ------------
Revenues
--------
  Medical Systems                               $ 438,434        $  462,606
  Clinical Laboratory Solutions                   276,953           271,099
  Biosciences                                     127,870           125,459
                                                ----------       ------------
                            Total Revenues (A)  $ 843,257        $  859,164
                                                ==========       ============

Segment Operating Income
------------------------
  Medical Systems                               $  73,599        $   94,701
  Clinical Laboratory Solutions                    48,449            42,230
  Biosciences                                      13,173            10,389
                                                ----------       ------------
                Total Segment Operating Income    135,221           147,320
  Unallocated Items (B)                           (55,455)          (45,571)
                                                -----------      ------------
                    Income Before Income Taxes  $  79,766        $  101,749
                                                ===========      ============

(A) Intersegment revenues are not material.
(B) Includes interest, net; foreign exchange; and corporate expenses.

Note 7 - Special Charges
------------------------

The Company recorded special charges in September 2000 that included severance costs associated with a worldwide organizational restructuring. As of December 31, 2000, more than two-thirds of the targeted 600 employees had been severed under this program. The remaining terminations are expected to occur by the end of fiscal 2001. The fiscal 2000 special charges also included the write-down of impaired fixed assets held for sale and other exit costs related to this restructuring program, as well as litigation defense costs associated with the Company's divested latex glove business.

The Company also recorded special charges in fiscal years 1999 and 1998 associated with two restructuring programs, primarily designed to improve the Company's cost structure, refocus certain businesses, restructure certain manufacturing operations and write-down impaired assets. As of December 31, 2000, approximately 100 positions have been eliminated, and the Company expects that an additional 150 people will be affected by this plan. These remaining affected employees are related to the planned closure of a surgical blade plant in the United States, scheduled for the first half of fiscal year 2002. The remaining restructuring accruals related to this closure consist primarily of severance.

A summary of the special charge accrual activity during the first three months of fiscal 2001 follows:

                                   Severance     Restructuring      Other
                                   ---------     -------------    ----------
Accrual Balance at
    September 30, 2000             $ 40,000            $3,050       $21,600
Payments                            (10,800)             (300)       (2,600)
                                   ---------     -------------    ----------
Accrual Balance at
    December 31, 2000              $ 29,200            $2,750       $19,000
                                   =========     =============    ==========


Note 8 - Adoption of New Accounting Standards
---------------------------------------------

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, which is required to be adopted in fiscal years beginning after June 15, 2000. This Statement requires that all derivatives be recorded in the balance sheet at fair value and that changes in fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The Company adopted the provisions of SFAS No. 133 effective October 1, 2000. The cumulative effect of adoption was not material to the Company's results of operations or financial condition.

At the end of fiscal 2000, the Company purchased option contracts to hedge a portion of its anticipated sales from the United States to customers outside of the United States made by local affiliates. These options contracts are designated as cash flow hedges, as defined by SFAS No. 133, and effective as hedges of these revenues.

Changes in the effective portion of the fair value of these option contracts are included in other comprehensive income until the hedged sales transactions, described above, are recognized in earnings. Once the hedged transaction occurs, the unrealized gain or loss on the option is reclassified from accumulated other comprehensive income to revenues. The ineffective portion of an option's change in fair value is immediately recognized in earnings. During the first quarter of fiscal 2001, the Company recorded a gain of $2,086 representing a portion of the change in the fair value of options designated as hedges of sales transactions. The Company also recorded other expense of $5,903 for the ineffective portion of the change in fair value of the options.

All outstanding currency options, designated as cash flow hedges, as of December 31, 2000 will mature by the end of fiscal 2001. Included in other comprehensive income is an unrealized gain of $2,050, net of tax, for options outstanding as of December 31, 2000.

The Company continues to hedge certain intercompany receivables and payables by entering into forward exchange contracts. Gains or losses on these forward contracts are largely offset by the gains or losses on the underlying hedged items. As under prior literature, these forward exchange contracts do not qualify for hedge accounting under SFAS No. 133.

The Company is exposed to credit loss in the event of nonperformance by financial institutions with which it conducts business. The Company minimizes exposure to such risk, however, by dealing only with major international banks and financial institutions.

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." This SAB provides the SEC's views in applying generally accepted accounting principles to selected revenue recognition issues. The Company is required to adopt the provisions of this SAB no later than its fourth quarter of fiscal 2001. The Company is continuing to evaluate and quantify the issues identified as a result of the additional guidance issued by the SEC in October 2000. The Company expects to record a cumulative effect adjustment upon adoption, primarily related to timing issues associated with shipping terms and the installation of diagnostic instruments. The Company does not expect the adoption of this SAB to be material to its results of operations or financial condition for the fiscal year ending September 30, 2001.

Item 2. Management's Discussion and Analysis of Financial Condition and Results
        -----------------------------------------------------------------------
        of Operations
        -------------


Results of Operations
---------------------

First quarter revenues of $843 million were down two percent from the same period a year ago. Revenue growth for the quarter was unfavorably affected by foreign currency translation, related primarily to the Euro, which reduced revenues by an estimated $46 million or five percent. International revenues, which decreased five percent, grew approximately six percent after excluding the unfavorable impact of foreign currency translation. Growth for the quarter was also affected by an unfavorable comparison to the first quarter of fiscal 2000, which benefited from year 2000-related inventory stocking. Remaining inventory reductions at the trade level following the discontinuation of certain distributor incentive programs in the prior year also adversely affected revenues for the quarter.

Segment Revenues                   Three Months Ended December 31,
                                   -------------------------------
   (Dollars in millions)                2000     1999   % Change
==================================================================

Medical Systems
---------------
    United States                     $   202   $  207        (2)
    International                         236      256        (8)
------------------------------------------------------------------
Total                                 $   438   $  463        (5)
==================================================================

Clinical Laboratory Solutions
-----------------------------
    United States                     $   160   $  148         8
    International                         117      123        (4)
------------------------------------------------------------------
Total                                 $   277   $  271         2
==================================================================

Biosciences
-----------
    United States                     $    70   $   71        (2)
    International                          58       54         8
------------------------------------------------------------------
Total                                 $   128   $  125         2
==================================================================

Total Revenues
--------------
    United States                     $   431   $  426         1
    International                         412      433        (5)
------------------------------------------------------------------
Total                                 $   843   $  859        (2)
==================================================================

Medical Systems ("Medical") revenues, which declined five percent, were about the same as last year after excluding the estimated unfavorable impact of foreign currency translation. Medical revenues reflected good growth in sales of safety-engineered products. Growth in this segment was offset by the unfavorable impact of remaining inventory reductions at the trade level following the discontinuation of certain distributor incentive programs in the prior quarter, as well as year 2000-related inventory stocking in the prior year, as discussed earlier. Clinical Laboratory Solutions ("Clinical Lab") revenues increased two percent, or seven percent after excluding the estimated unfavorable impact of foreign currency translation, also reflecting good growth in sales of safety-engineered products. Biosciences revenues grew two percent, or eight percent after excluding the estimated unfavorable impact of foreign currency translation. Revenue growth for the Biosciences segment was led by sales of Clontech, PharMingen and Transduction Labs products.

Changes in segment operating income were primarily driven by fluctuations in revenue, as discussed above. Medical segment operating income was also adversely affected by unfavorable product and geographic mix, as well as cost containment pricing pressures. The increase in Clinical Lab and Biosciences segment income also reflects a better mix in products sold compared with the prior year. (See
Note 6 in "Notes to Condensed Consolidated Financial Statements" for additional segment income information.)

Gross profit margin was 46.8% compared with last year's first quarter ratio of 47.6%, reflecting an unfavorable mix of products sold and cost containment pricing pressures during the quarter. Selling and administrative expense was 27.9% of revenues compared with the prior year's ratio of 27.2%. Actual spending increased slightly, primarily due to spending for key initiatives. Investment in research and development was 6.3% of revenues in the current quarter, which was the same as last year.

Operating margin was 12.6%, compared with 14.2% last year, reflecting the factors discussed earlier. Net interest expense was about $3 million lower than the prior year, primarily due to lower debt levels compared with a year ago.

Other expense, net was $8 million for the current quarter compared with other income, net of $2 million last year. This change was primarily due to the absence of a favorable patent settlement recorded in the prior year and hedging expenses recorded in the current quarter, pursuant to our adoption of Statement of Financial Accounting Standards No. 133. See Note 8 of the Notes to Condensed Consolidated Financial Statements for further discussion.

The first quarter income tax rate was 24%, compared with the prior year's rate of 26%. We expect our tax rate for the full year to be about 24%.

Net income and diluted earnings per share for the current quarter were $61 million and 23 cents, respectively, compared with $75 million and 29 cents in the prior year, reflecting the items discussed above.

Financial Condition
-------------------

During the first three months of fiscal 2001, cash provided by operating activities decreased to $95 million compared to $121 million during the first three months of last year. Capital expenditures during the first three months were $77 million, compared with last year's amount of $67 million. We expect capital spending for fiscal 2001 to be slightly less than last year's amount of $376 million.

As of December 31, 2000, total debt of $1.4 billion represented 40.8% of total capital

(shareholders' equity, net non-current deferred income tax liabilities, and debt), compared to 46.3% a year ago. Because of our strong credit rating, we believe we have the capacity to arrange any additional borrowings which might be required in the ordinary course of business.

Cautionary Statement Pursuant to Private Securities Litigation Reform Act of
----------------------------------------------------------------------------
1995 -- "Safe Harbor" for Forward-Looking Statements
-----------------------------------------------------

The Private Securities Litigation Reform Act of 1995 (the "Act") provides a safe harbor for forward-looking statements made by or on behalf of Becton, Dickinson and Company ("BD"). BD and its representatives may from time to time make certain forward-looking statements in publicly-released materials, both written and oral, including statements contained in this report and filings with the Securities and Exchange Commission and in our other reports to shareowners. Forward-looking statements may be identified by the use of words like "plan," "expect," "believe," "intend," "will," "anticipate," "estimate" and other words of similar meaning in conjunction with, among other things, discussions of future operations and financial performance, as well as our strategy for growth, product development, regulatory approvals, market position and expenditures. All statements which address operating performance or events or developments that we expect or anticipate will occur in the future -- including statements relating to volume growth, sales and earnings per share growth and statements expressing views about future operating results - are forward-looking statements within the meaning of the Act.

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

The following are some important factors that could cause our actual results to differ from the our expectations in any forward-looking statements:

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

 .    Our ability to achieve earnings forecasts, which are generated based on projected volumes and sales of many product types, some of which are more profitable than others. There can be no assurance that we will achieve the projected level or mix of product sales.

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.
          -----------------------------------------------------------

          There have been no material changes in information reported since the fiscal year ended September 30, 2000.

                               PART II - OTHER INFORMATION
                               ---------------------------

Item 1. Legal Proceedings.
        -----------------

        We are involved, both as a plaintiff and a defendant, in various legal proceedings which arise in the ordinary course of business, including product liability and environmental matters.

        A more complete description of legal proceedings has been set forth in our 2000 annual report on Form 10-K (the "10-K"). Since the date of the filing of the 10-K, the following changes have occurred.

       Latex Cases
       -----------
       We have now received a total of 428 claims to date, relating to alleged reactions caused by exposure to latex resulting from the use, over time, of latex gloves. The facts and circumstances of new claims filed since the 10-K are similar to those previously filed and we are of the same opinion as stated in the 10-K.

       Needle-Stick Cases
       ------------------
       We have not received any additional class action lawsuits relating to allegations that healthcare workers stuck themselves with needles sold by BD. However, the case brought in Pennsylvania under the caption McGeehan vs. Becton Dickinson (Case No. 3474, Court of Common Pleas, Philadelphia County) filed on November 27, 1998, was dismissed without leave to amend in an order dated December 18, 2000. The facts and circumstances of the other class action claims are identical to those previously disclosed and we are of the same opinion as stated in the 10-K.

       Braun Litigation
       ----------------
       On January 30, 2001, the parties to the patent infringement litigation under the caption Becton Dickinson and Company et al. vs. B. Braun Medical Inc., (Case No. 2:99-CV-00987J, United States District Court for the District of Utah), entered into an agreement suspending the litigation. Accordingly, the case was dismissed without prejudice at the request of the parties on February 2, 2001. Under the terms of our agreement, neither we nor Braun may refile the litigation until after May 15, 2001 under any circumstances, and during the period from May 16, 2001 to September 30, 2001, only under certain circumstances. Either of us may refile after September 30, 2001.

       RTI  Litigation
       ---------------
       On January 29, 2001, a lawsuit was filed under the caption Retractable Technologies, Inc. vs. Becton Dickinson and Company, et al. (Case No. CA5010V036, United States District Court for the Eastern District of Texas). The allegations of the lawsuit, with the exception of new causes of action under federal antitrust laws, are substantially similar to the allegations set forth in Retractable Technologies, Inc. vs. Becton Dickinson and Company et al. (Case No. 5333*J6198, Brazoria County District Court), which was withdrawn by the plaintiff on February 5, 2001.

          Critikon Litigation
          -------------------
          On January 23, 2001, the parties to the patent infringement litigation under the caption Critikon Inc. vs. Becton Dickinson Vascular Access, Inc. (Civ.93-108 (JJF) United States District Court for the District of Delaware) entered into a definitive agreement to settle the matter. Under the terms of the agreement, we made an initial payment of $3,000,000 to the plaintiff, and have limited our further maximum additional potential liability in this matter, including interest charges, to $5,000,000.

          Summary
          -------
          While it is not possible to predict or determine the outcome of the above or other legal actions brought against BD, upon resolution of such matters, we may incur charges in excess of presently established reserves. While such future charges, individually and in the aggregate, could have a material adverse impact on our net income and net cash flows in the period in which they are recorded or paid, in our opinion, the results of the above matters, individually and in the aggregate, are not expected to have a material adverse effect on the Company's consolidated financial condition.

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

Item 6.   Exhibits and Reports on Form 8-K.
          ---------------------------------

          a)  Exhibits

              27 - Financial Data Schedule.

          b)  Reports on Form 8-K

              During the three-month period ended December 31, 2000, we filed six Current Reports on Form 8-K:

              (i) Under Item 9 - Regulation FD Disclosure, we announced our results for the quarter and year ended September 30, 2000 in a report dated

      November 8, 2000.

(ii) Under Item 9 - Regulation FD Disclosure, we furnished the slide presentations from the analyst meeting held on November 9, 2000 in a report on the same date.

(iii) Under Item 9 - Regulation FD Disclosure, we furnished supplemental financial information for the quarter ended September 30, 2000 in a report dated November 13, 2000.

(iv) Under Item 9 - Regulation FD Disclosure, we furnished supplemental financial information for the quarter and year ended September 30, 2000 in a report dated November 20, 2000.

(v) Under Item 5 - Other Events, we announced the election of James F. Orr to our Board of Directors in a report dated November 27, 2000.

(vi) Under Item 9 - Regulation FD Disclosure, we released a letter sent to certain BD customers regarding the transition to safety-engineered sharps devices in a report dated December 14, 2000.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               Becton, Dickinson and Company
                               -----------------------------
                                     (Registrant)

Date February 12, 2001
     -----------------

                                   /s/ John R. Considine
                               -----------------------------
                                       John R. Considine
                  Executive Vice President and Chief Financial Officer
                               (Principal Financial Officer)


                                   /s/ Richard M. Hyne
                               -----------------------------
                                       Richard M. Hyne
                               Vice President and Controller
                                (Chief Accounting Officer)

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