Form 10-Q
period 2001-03-31
BECTON DICKINSON & CO
filed 2001-05-15
CIK 10795

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                 March 31, 2001
                               -------------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                to
                               ------------------------------    ---------------

Commission file number     001-4802
                       ----------------

                          Becton, Dickinson and Company
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          New Jersey                                     22-0760120
--------------------------------              --------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
  incorporation or organization)

              1 Becton Drive, Franklin Lakes, New Jersey 07417-1880
      --------------------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

   Class of Common Stock                 Shares Outstanding as of April 30, 2001
   ---------------------                 ---------------------------------------
Common stock, par value $1.00                         257,586,011

                          BECTON, DICKINSON AND COMPANY
                                    FORM 10-Q
                  For the quarterly period ended March 31, 2001

                                TABLE OF CONTENTS


Part I.           FINANCIAL INFORMATION                                                            Page Number

Item 1.           Financial Statements (Unaudited)
                       Condensed Consolidated Balance Sheets...........................                 3
                       Condensed Consolidated Statements of Income.....................                 4
                       Condensed Consolidated Statements of Cash Flows.................                 5
                       Notes to Condensed Consolidated Financial Statements............                 6
Item 2.           Management's Discussion and Analysis of Financial Condition
                  and Results of Operations............................................                16
Item 3.           Quantitative and Qualitative Disclosures About Market Risk...........                21

Part II.          OTHER INFORMATION

Item 1.           Legal Proceedings....................................................                22
Item 2.           Changes in Securities and Use of Proceeds............................                23
Item 3.           Defaults Upon Senior Securities......................................                23
Item 4.           Submission of Matters to a Vote of Security Holders..................                23
Item 5.           Other Information....................................................                24
Item 6.           Exhibits and Reports on Form 8-K.....................................                24

Signature         .....................................................................                25

                          ITEM 1. FINANCIAL STATEMENTS
                          BECTON, DICKINSON AND COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                              Thousands of Dollars


Assets                                                            March 31,                        September 30,
------                                                              2001                               2000
                                                             --------------------               --------------------
                                                                 (Unaudited)
 Current Assets:
    Cash and equivalents                                                $ 79,926                           $ 49,196
    Short-term investments                                                 3,592                              5,561
    Trade receivables, net                                               722,640                            751,720
    Inventories:
       Materials                                                         159,335                            156,918
       Work in process                                                   119,620                            110,843
       Finished products                                                 431,572                            410,915
                                                             --------------------               --------------------
                                                                         710,527                            678,676
    Prepaid expenses, deferred taxes and other                           201,337                            175,524
                                                             --------------------               --------------------
       Total Current Assets                                            1,718,022                          1,660,677

 Property, plant and equipment                                         3,272,011                          3,163,100
   Less allowances for depreciation and amortization                   1,648,979                          1,587,042
                                                             --------------------               --------------------
                                                                       1,623,032                          1,576,058

 Goodwill, Net                                                           450,750                            466,343
 Core and Developed Technology, Net                                      315,447                            309,061
 Other Intangibles, Net                                                  170,925                            172,720

 Other                                                                   365,035                            320,237
                                                                                                --------------------
                                                             --------------------

       Total Assets                                                  $ 4,643,211                        $ 4,505,096
                                                             ====================               ====================

Liabilities and Shareholders' Equity

 Current Liabilities:
    Short-term debt                                                    $ 617,313                          $ 637,735
    Payables and accrued expenses                                        687,936                            715,803
                                                             --------------------               --------------------
       Total Current Liabilities                                       1,305,249                          1,353,538

 Long-Term Debt                                                          778,139                            779,569

 Long-Term Employee Benefit Obligations                                  337,237                            329,497

 Deferred Income Taxes and Other                                          88,963                             86,494

 Commitments and Contingencies                                                 -                                  -

 Shareholders' Equity:
    Preferred stock                                                       41,840                             43,570
    Common stock                                                         332,662                            332,662
    Capital in excess of par value                                       130,430                             75,075
    Retained earnings                                                  2,964,832                          2,835,908
    Unearned ESOP compensation                                           (17,015)                           (16,155)
    Deferred compensation                                                  7,499                              6,490
    Common shares in treasury - at cost                                 (952,407)                          (980,163)
    Accumulated other comprehensive loss                                (374,218)                          (341,389)
                                                             --------------------               --------------------
       Total Shareholders' Equity                                      2,133,623                          1,955,998
                                                             --------------------               --------------------

       Total Liabilities and Shareholders' Equity                    $ 4,643,211                        $ 4,505,096
                                                             ====================               ====================






See notes to condensed consolidated financial statements

                          BECTON, DICKINSON AND COMPANY
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                   Thousands of Dollars, Except Per-share Data
                                   (Unaudited)

                                                     Three Months Ended                     Six Months Ended
                                                          March 31,                             March 31,
                                               --------------------------------     ----------------------------------
                                                    2001             2000                2001              2000
                                               ---------------  ---------------     ----------------  ----------------
Revenues                                       $      961,179   $      925,132      $     1,804,436   $     1,784,296

Cost of products sold                                 487,615          473,987              936,562           923,938
Selling and administrative                            241,912          244,063              477,204           477,901
Research and development                               54,497           57,175              107,224           110,918
                                               ---------------  ---------------     ----------------  ----------------
Total Operating Costs and Expenses                    784,024          775,225            1,520,990         1,512,757
                                               ---------------  ---------------     ----------------  ----------------

Operating Income                                      177,155          149,907              283,446           271,539

Interest expense, net                                 (15,998)         (21,199)             (34,562)          (42,756)
Other (expense) income, net                            (5,418)          36,399              (13,379)           38,073
                                               ---------------  ---------------     ----------------  ----------------

Income Before Income Taxes                            155,739          165,107              235,505           266,856

Income tax provision                                   37,377           45,936               56,521            72,391
                                               ---------------  ---------------     ----------------  ----------------

Net Income                                     $      118,362   $      119,171      $       178,984   $       194,465
                                               ===============  ===============     ================  ================


Earnings Per Share:

     Basic                                     $          .46   $          .47      $           .69   $           .77
                                               ===============  ===============     ================  ================

     Diluted                                   $          .44   $          .45      $           .67   $           .74
                                               ===============  ===============     ================  ================

Dividends Per Common Share                     $         .095   $        .0925      $           .19   $          .185
                                               ===============  ===============     ================  ================




See notes to condensed consolidated financial statements

                          BECTON, DICKINSON AND COMPANY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              Thousands of Dollars
                                   (Unaudited)

                                                                                Six Months Ended
                                                                                    March 31,
                                                             -------------------------------------------------------
                                                                    2001                               2000
                                                             --------------------               --------------------
 Operating Activities

   Net income                                                          $ 178,984                          $ 194,465
   Adjustments to net income to derive net cash
     provided by operating activities:
       Depreciation and amortization                                     155,057                            141,469
       Gains on investments,net                                              (65)                           (33,159)
       Change in working capital                                         (48,591)                           (24,949)
       Other, net                                                         30,594                            (10,577)
                                                             --------------------               --------------------
       Net Cash Provided by Operating Activities                         315,979                            267,249
                                                             --------------------               --------------------

 Investing Activities

   Capital expenditures                                                 (180,090)                          (165,621)
   Acquisitions of businesses, net of cash acquired                      (30,953)                           (21,573)
   (Purchases) sales of investments, net                                  (2,909)                            34,876
   Capitalized software                                                  (37,625)                           (28,603)
   Other, net                                                            (24,321)                           (15,206)
                                                             --------------------               --------------------
       Net Cash Used for Investing Activities                           (275,898)                          (196,127)
                                                             --------------------               --------------------

 Financing Activities

   Change in short-term debt                                              80,793                             (7,247)
   Proceeds from long-term debt                                            2,388                                  -
   Payments of long-term debt                                           (100,679)                           (29,941)
   Issuance of common stock from treasury                                 60,720                             19,338
   Dividends paid                                                        (50,116)                           (47,196)
                                                             --------------------               --------------------
       Net Cash Used for Financing Activities                             (6,894)                           (65,046)
                                                             --------------------               --------------------

 Effect of exchange rate changes on cash and equivalents                  (2,457)                              (944)
                                                             --------------------               --------------------
       Net increase in cash and equivalents                               30,730                              5,132

 Opening Cash and Equivalents                                             49,196                             59,932
                                                             --------------------               --------------------
 Closing Cash and Equivalents                                           $ 79,926                           $ 65,064
                                                             ====================               ====================





See notes to condensed consolidated financial statements

                          BECTON, DICKINSON AND COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
          Dollar and Share Amounts in Thousands, Except Per-share Data
                                 March 31, 2001

Note 1 - Basis of Presentation

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

Note 3 - Comprehensive Income

Comprehensive income for the Company is comprised of the following:

                                                   Three Months Ended                       Six Months Ended
                                                       March 31,                               March 31,
                                          -------------------------------------    -----------------------------------
                                                2001                2000                2001                2000
                                          -----------------    ----------------    ---------------     ---------------
Net Income                                  $      118,362     $      119,171      $     178,984       $     194,465
Other Comprehensive Income, Net of
Tax
     Foreign currency translation
          adjustments                             (41,738)            (39,033)           (35,391)            (77,718)
     Unrealized (loss) gain on
          investments, net of
          amounts realized                         (1,850)             (1,503)            (2,709)             11,565
     Unrealized gain on
          currency options, net of
          amounts realized                          3,221                  --              5,271                  --
                                          -----------------    ----------------    ---------------     ---------------

Comprehensive Income                        $      77,995      $       78,635      $     146,155       $     128,312
                                          =================    ================    ===============     ===============

On October 1, 2000, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." Accordingly, net unrealized gains on currency options have been included in other comprehensive income for the three and six months ended March 31, 2001. For additional discussion regarding the adoption of this Statement, see Note 8 of the Notes to Condensed Consolidated Financial Statements.

The amount of unrealized gains or losses on investments and currency options in comprehensive income has been adjusted to reflect the realized gains included in net income during the three and six months ended March 31, 2001 and 2000.


Note 4 - Earnings per Share

The following table sets forth the computations of basic and diluted earnings per share:

                                                  Three Months Ended                     Six Months Ended
                                                      March 31,                             March 31,
                                           ---------------------------------    -----------------------------------
                                               2001               2000               2001                2000
                                           --------------     --------------    ----------------    ---------------
   Net income                              $    118,362       $    119,171      $      178,984      $     194,465
   Preferred stock dividends                       (685)              (732)             (1,386)            (1,478)
                                           --------------     --------------    ----------------    ---------------

   Income available to common
        shareholders (A)                        117,677            118,439             177,598            192,987

   Preferred stock dividends -
        using "if converted" method                 685                732               1,386              1,478
   Additional ESOP contribution -
        using "if converted" method                (156)              (165)               (322)              (339)
                                           --------------     --------------    ----------------    ---------------
   Income available to common
        shareholders after assumed
        conversions (B)                    $    118,206       $    119,006      $      178,662      $     194,126
                                           ==============     ==============    ================    ===============

   Average common shares
        outstanding (C)                          257,021           252,055             255,729            251,690
   Dilutive stock equivalents from
        stock plans                               7,612              6,432               7,538              6,407
   Shares issuable upon conversion
        of preferred stock                        4,539              4,889               4,539              4,889
                                           --------------     --------------    ----------------    ---------------
   Average common and common
        equivalent shares outstanding
        - assuming dilution (D)                 269,172            263,376             267,806            262,986
                                           ==============     ==============    ================    ===============

   Basic earnings per share (A/C)          $        .46       $        .47      $          .69      $         .77
                                           ==============     ==============    ================    ===============
   Diluted earnings per share (B/D)        $        .44       $        .45      $          .67      $         .74
                                           ==============     ==============    ================    ===============

Note 5 - Contingencies

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


Note 6 - Segment Data

On October 1, 2000, the Company changed the structure of its internal organization, which caused the composition of its reportable segments to change. For the six months ending March 31, 2001, decisions about resource allocation and performance assessment were made separately for the Medical Systems ("Medical") segment, the new Clinical Laboratory Solutions ("Clinical Lab") segment, and the reorganized Biosciences segment. Prior year information has been reclassified to conform to current year presentation.

The Company evaluates performance based upon operating income. Segment operating income represents revenues reduced by product costs and operating expenses.

Financial information for the Company's segments is as follows:

                                                Three Months Ended                       Six Months Ended
                                                   March 31,                                 March 31,
                                      -------------------------------------    --------------------------------------
                                           2001                 2000                 2001                 2000
                                      ----------------    -----------------    -----------------    -----------------
Revenues
  Medical                             $      506,838      $       489,329      $       945,272      $       951,935
  Clinical Lab                               298,359              293,933              575,312              565,032
  Biosciences                                155,982              141,870              283,852              267,329
                                      ----------------    -----------------    -----------------    -----------------
                  Total Revenues (A)  $      961,179      $       925,132      $     1,804,436      $     1,784,296
                                      ================    =================    =================    =================

Segment Operating Income
  Medical                             $      118,614      $        95,487      $       192,213      $       190,188
  Clinical Lab                                58,514               58,782              106,963              101,012
  Biosciences                                 29,079               22,660               42,252               33,049
                                      ----------------    -----------------    -----------------    -----------------
      Total Segment Operating
                       Income                206,207              176,929              341,428              324,249
  Unallocated Items (B)                      (50,468)             (11,822)            (105,923)             (57,393)
                                      ----------------    -----------------    -----------------    -----------------
Income Before Income Taxes            $      155,739      $       165,107      $       235,505      $       266,856
                                      ================    =================    =================    =================

                                          March 31,          September 30,
                                             2001                2000
                                      ----------------     -----------------
Segment Assets
  Medical                              $     2,321,538      $      2,289,304
  Clinical Lab                               1,082,879             1,059,144
  Biosciences                                  818,408               811,081
                                       ----------------     -----------------
                 Total Segment Assets        4,222,825             4,159,529
  Corporate and All Other (C)                  420,386               345,567
                                       ----------------     -----------------
Total Assets                           $     4,643,211      $      4,505,096
                                       ================     =================

(A) Intersegment revenues are not material.
(B) Includes interest, net; foreign exchange; and corporate expenses.
(C) Includes cash and investments and corporate assets.


Note 7 - Special Charges

The Company recorded special charges of $57,514, $75,553, and $90,945 in fiscal years 2000, 1999, and 1998, respectively, as discussed in the 2000 Annual Report on Form 10-K.

Fiscal Year 2000

The Company developed a worldwide organizational restructuring plan to align its existing infrastructure with its projected growth programs. This plan included the elimination of open positions and employee terminations from all businesses, functional areas and regions for the sole purpose of cost reduction. As a result of the approval of this plan in September 2000, the Company recorded $33,000 of exit costs, of which $31,700 related to severance costs. This plan provides for the termination of approximately 600 employees. As of March 31, 2001, approximately 470 of the targeted 600 had been severed. The remaining terminations and related accrued severance are expected to be substantially completed and paid by the end of fiscal 2001, as originally planned.

Asset impairments relating to this restructuring plan totaled $4,514 and represented the write-down to fair value less cost to sell of assets held for sale or disposal in the Medical segment. Also included in special charges in 2000 was $20,000 for estimated litigation defense costs associated with the Company's latex glove business, which was divested in 1995. Further discussion of legal proceedings is included in Part II of this Report on Form 10-Q.

A summary of the 2000 special charge accrual activity follows:

                                          Severance             Restructuring             Other
                                      -------------------     -------------------    -----------------
   Accrual Balance at
       September 30, 2000                       $31,700                  $1,300              $20,000
   Payments                                     (18,000)                   (100)              (4,200)
                                      -------------------     -------------------    -----------------
   Accrual Balance at
        March 31, 2001                          $13,700                  $1,200              $15,800
                                      ===================     ===================    =================

Fiscal Year 1999

In an effort to better focus its business and improve its future financial performance, the Company decided in the third quarter of fiscal 1999 to exit certain product lines and other activities, primarily in the Medical segment. The product lines were in the area of home healthcare and represented new products that included self-monitoring devices for blood pressure, ear and heart. These products did not gain the expected market acceptance and the Company decided to discontinue these products due to poor performance. Included in 1999 special charges were exit costs relating to this plan of $21,000. Such costs included approximately $11,500 for the settlement of contractual obligations with suppliers, $6,800 for the write-off of prepaid expenses associated with contractual obligations to purchase laboratory services and inventory to be manufactured by third parties in the future, and $2,700 of severance costs. This exit plan, which involved the termination of 61 employees, was completed and substantially all accrued liabilities were paid within one year, as anticipated. Also included in 1999 special charges were the write-off of impaired assets relating to the plan of $25,100. Such write-offs included $14,800 related to goodwill, $9,000 to licenses and $1,300 to molds, all of which were written down to zero. These assets were taken out of service immediately after the write-down occurred and were subsequently scrapped.

The Company also reversed $6,300 of 1998 special charges in 1999 as a result of the decision not to exit certain activities as had originally been planned.

Also included in special charges in 1999 were costs associated with a voluntary retirement program offered to 176 employees meeting certain age and service requirements at selected locations. A total of 133 participants accepted the program, resulting in a $17,900 charge for special termination benefits, of which $4,400 related to severance. This program was completed within one year, as anticipated.

Special charges for 1999 also included $17,853 of other charges. Of this amount, $8,153 related to the write-down of three equity investments whose decline in fair value was deemed to be other than temporary. Also included was $7,200 relating to three intangible assets that were deemed impaired. The decision to exit certain product development ventures and realign the Company's direction in other areas in the third quarter of fiscal 1999 resulted in the need to review for impairments. At that time, it was determined that an impairment loss existed for these assets. The impairment loss, which related primarily to the Medical segment, represented the excess carrying values over the fair values for these assets, based on discounted cash flow estimates. This charge also included a $2,500 settlement payment relating to the exiting of a joint venture agreement with a pump manufacturer.

A summary of the 1999 special charge accrual activity follows:

                                          Severance             Restructuring             Other
                                      -------------------     -------------------    -----------------
   1999 Special Charges                          $7,100                 $11,700               $2,500
   Payments                                      (3,300)                 (6,600)              (2,500)
                                      -------------------     -------------------    -----------------
   Accrual Balance at
        September 30, 1999                        3,800                   5,100                    -
   Payments                                      (2,900)                 (5,100)                   -
                                      -------------------     -------------------    -----------------
   Accrual Balance at
        September 30, 2000                          900                       -                    -
   Payments                                        (900)                      -                    -
                                      -------------------     -------------------    -----------------
   Accrual Balance at
        March 31, 2001                           $    -                 $     -               $    -
                                      ===================     ===================    =================


The Company also recorded $26,900 of charges in Cost of products sold in 1999, to reflect the write-off of inventories and to provide appropriate reserves for expected future returns relating to the exited product lines.


Fiscal Year 1998

In an effort to improve manufacturing efficiencies at certain of its locations, the Company initiated in 1998 two restructuring plans: the closing of a surgical blade plant in Hancock, New York and the consolidation of other production functions in Brazil, Spain, Australia and France. Total charges of $35,300 were recorded in 1998 relating to these restructuring plans, primarily in the Medical segment, and consisted of $15,400 relating to severance and other employee termination costs, $15,400 relating to manufacturing equipment write-offs and $4,500 relating to remaining lease obligations.

The original anticipated completion date for the Hancock facility closing was May 2000. The Company had estimated that approximately 200 employees would be terminated and recorded a $9,900 charge relating to severance and a $2,400 charge relating to other employee termination costs. Severance was originally estimated based on the severance arrangement communicated to employees in June 1998. The shutdown of the Hancock facility involved the transfer of three major production lines to new locations. Two of these production moves occurred in September 1999, as planned. At that time, a total of 50 employees were terminated and severance was paid and charged against the reserve. The move of the remaining production line for surgical blades has been delayed due to the following events:

1. The original plan did not anticipate the need for safety stock to serve the blade market during the move since the Company planned to use a new blade grinding technology that would allow for parallel production of blades during the eventual wind down and phase out of the old technology in Hancock. Problems arose with this new technology during fiscal 1999, which resulted in the Company's decision to maintain the existing technology. In addition, the blade business experienced a surge in demand for surgical blades around the world, particularly in Europe, between October 1998 and June 1999. This increased demand seriously hampered the Company's ability to build the required inventory levels to enable a move by May 2000. As a result, the Hancock closure date was revised to the latter part of fiscal 2001.

2. During the latter part of fiscal 1999 and early fiscal 2000, the U.S. healthcare marketplace experienced increased activity in the area of healthcare worker safety and sharp device injuries. In response to this significant shift in the marketplace and the enactment of state laws and the expected enactment of federal law requiring the use of safety-engineered products, the Company re-prioritized its efforts to deliver safety surgical blades to the marketplace. This decision resulted in an extension of the timeline necessary to enable the blade production move and the closure of the Hancock facility.

The Company now expects the Hancock restructuring plan to be completed and the related accruals to be substantially paid by December 2002. The severance estimates have increased as a result of the extension of the Hancock final closing date. The impact of the estimated increase in severance costs was offset by savings from certain other factors, including lower actual salary increases, and lower outplacement fees than were originally anticipated. The remaining 150 employees will be terminated upon closure of the plant.

The Company originally scheduled to complete the consolidation of the other production facilities within twelve to eighteen months from the date the plans were finalized. Approximately 150 employees were estimated to be affected by these consolidations. Exit costs of approximately $23,000 associated with these activities included $3,100 of severance costs, with the remainder primarily related to write-offs of manufacturing equipment with a fair value of zero. At the time, the Company expected to remove all such assets, with the exception of Brazil and Spain manufacturing assets, from operations by September 1998. The Company reversed $6,300 of the charges relating to the Brazil and Spain restructuring plans in fiscal 1999 as a result of the decision not to exit certain production activities as had originally been planned. The Company also recorded a catch-up adjustment to cost of sales for depreciation not taken since the initial write-off of assets relating to these locations. The remaining consolidation activities in Australia and France were completed as planned, with a total of approximately 30 employees terminated.

The Company also recorded $37,800 of special charges to recognize impairment losses on other non-manufacturing assets. Approximately $25,600 of this charge related to the write-down of goodwill and other assets associated with prior acquisitions in the area of manual microbiology. The impairment loss was recorded as a result of the carrying value of these assets exceeding their fair value, calculated on the basis of discounted estimated future cash flows. The carrying amount of such goodwill and other intangibles was $24,000. The balance of the impairment loss of $1,600 was recognized as a write-down of related fixed assets. Also included in the $37,800 charge was a $4,700 write-down of a facility held for sale, which was subsequently sold in fiscal 2000 at its adjusted book value.

The remaining special charges of $17,845 primarily consisted of $12,300 of estimated litigation defense costs associated with the Company's latex glove business, which was divested in 1995, as well as a number of miscellaneous asset write-downs.

A summary of the 1998 special charge accrual activity follows:

                                          Severance             Restructuring             Other
                                      -------------------     -------------------    -----------------
   1998 Special Charges                         $13,000                  $4,500              $15,100
   Payments                                        (500)                    (50)              (2,400)
                                      -------------------     -------------------    -----------------
   Accrual Balance at
        September 30, 1998                       12,500                   4,450               12,700
   Reversals                                     (1,500)                      -                    -
   Payments                                      (1,700)                   (300)              (6,600)
                                      -------------------     -------------------    -----------------
   Accrual Balance at
        September 30, 1999                        9,300                   4,150                6,100
   Payments                                      (1,900)                 (2,400)              (4,500)
                                      -------------------     -------------------    -----------------
   Accrual Balance at
        September 30, 2000                        7,400                   1,750                1,600
   Payments                                        (200)                      -                 (100)
                                      -------------------     -------------------    -----------------
   Accrual Balance at
        March 31, 2001                           $7,200                  $1,750               $1,500
                                      ===================     ===================    =================

Other accruals of $15,100 primarily represented the estimated litigation defense costs, as discussed above.


Note 8 - Financial Instruments

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, which was required to be adopted in fiscal years beginning after June 15, 2000. This Statement requires that all derivatives be recorded in the balance sheet at fair value and that changes in fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The Company adopted the provisions of SFAS No. 133 effective October 1, 2000. The cumulative effect of adoption was not material to the Company's results of operations or financial condition.

At the end of fiscal 2000, the Company purchased option contracts to hedge a portion of its anticipated sales from the United States to customers outside of the United States that are made by local affiliates. These option contracts are designated as cash flow hedges, as defined by SFAS No. 133, and are effective as hedges of these revenues.

Changes in the effective portion of the fair value of these option contracts are included in other comprehensive income until the hedged sales transactions, described above, are recognized in earnings. Once the hedged transaction occurs, the unrealized gain or loss on the option is reclassified from accumulated other comprehensive income to revenues. The ineffective portion of an option's change in fair value is immediately recognized in earnings. The Company recorded gains of $2,043 for the quarter and $4,129 for the six months representing the realized hedge gain, which is reclassified from other comprehensive income to revenues once the hedged transaction occurs. The Company also recorded other expense of $2,218 for the quarter and $8,121 for the six months for the ineffective portion of the change in fair value of the options.

All outstanding currency options that were designated as cash flow hedges as of March 31, 2001 will mature by the end of fiscal 2001. Included in other comprehensive income for the six months is an unrealized gain of $5,271, net of tax and amounts realized, for options outstanding as of March 31, 2001.

The Company continues to hedge certain intercompany receivables and payables by entering into forward exchange contracts and currency options. Gains or losses on these contracts are largely offset by the gains or losses on the underlying hedged items. As under prior accounting standards, these forward exchange contracts do not qualify for hedge accounting under SFAS No. 133.

In the second quarter of fiscal 2001, the Company entered into an interest rate swap agreement, with an effective date of January 15, 2001, on its $100,000 in outstanding 8.7% Debentures, due January 15, 2025. Under this agreement, the Company will pay interest at a variable rate in exchange for fixed rate payments, effectively transforming the Debentures to floating rate obligations. This swap is designated as a perfectly effective fair value hedge, as defined by SFAS No. 133. Changes in the fair value of the interest rate swap perfectly offset changes in the fair value of the fixed rate debt due to changes in market interest rates. As such, there was no ineffective portion to the hedge recognized in earnings during the period.

During the quarter, the Company began entering into forward exchange contracts to hedge a portion of its net investments in Singapore and Japan. These forward contracts, which mature within 90 days, are designated and effective as net investment hedges, as defined by SFAS No. 133. Changes in the fair value of the forward exchange contracts offset translation gains or losses on the hedged portion of these net investments. In the current quarter, a gain of $7,262 was recorded to foreign currency translation adjustments in other comprehensive income for the change in the fair value of the contracts. A gain of $863 was recognized in other expense during the period for the ineffective portion of the change in fair value of the forward contracts.

As discussed above, the Company hedges substantially all transactional foreign exchange exposures through the use of forward contracts and currency options, and in an effort to manage interest rate exposures, the Company strives to achieve an acceptable balance between fixed and floating rate debt.

The Company is exposed to credit loss in the event of nonperformance by financial institutions with which it conducts business. The Company minimizes exposure to such risk, however, by dealing only with major international banks and financial institutions.

Further discussion of market risk is included in Item 3 of Part I of this Report on Form 10-Q.


Note 9 - Acquisitions

On January 10, 2001, the Company completed its acquisition of Gentest Corporation, a privately-held company serving the life sciences market in the areas of drug metabolism and toxicology testing of pharmaceutical candidates. The purchase price was approximately $29,000 in cash, subject to certain post-closing adjustments.

The Company records acquisitions under the purchase method of accounting and, therefore, purchase prices are allocated to assets acquired and liabilities assumed based on estimated fair values. The results of operations for acquired companies are included in the consolidated results of the Company from their respective acquisition dates.

In certain instances, the Company may record charges for purchased in-process research and development in connection with acquired companies. These charges represent the fair value of certain acquired research and development projects that were determined to have not reached technological feasibility and do not have alternative future uses. The Company recorded such in-process research and development charges in fiscal years 1999 and 1998. For the acquisition of Clontech Laboratories, Inc. in fiscal 1999, the $32,000 charge for purchased in-process research and development represented the value of several projects relating to gene chip technology, gene expression and gene cloning and reporter tools. For the acquisition of the Medical Devices Division of The BOC Group in fiscal 1998, the $30,000 charge represented the value of several projects relating to new medical catheters and other devices. These charges represented the fair value for all such projects based on discounted net cash flows. These cash flows were based on management's estimates of future revenues and expected profitability of each product/technology. The rate used to discount these projected cash flows accounts for both the time value of money, as well as the risks of realization of the cash flows. No such charges for purchased in-process research and development were recorded in fiscal 2000 or in the first six months of fiscal 2001.


Note 10 - Adoption of New Accounting Standards

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." This SAB provides the SEC's views in applying generally accepted accounting principles to selected revenue recognition issues. The Company is required to adopt the provisions of this SAB no later than its fourth quarter of fiscal 2001. The Company is continuing to quantify the issues identified as a result of the additional guidance issued by the SEC in October 2000. The Company expects to record a cumulative effect adjustment upon adoption, primarily related to the installation of instruments in the Biosciences segment. The Company does not expect the adoption of this SAB to be material to its results of operations or financial condition for the fiscal year ending September 30, 2001.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Second quarter revenues of $961 million represented a four percent increase from the same period a year ago. Revenues for the six months were $1.804 billion, a one percent increase over a year ago. Revenue growth was unfavorably affected by foreign currency translation, related primarily to the Euro and Japanese Yen, which reduced revenues by an estimated $31 million and $77 million for the three and six month periods, respectively. International revenues grew approximately nine percent and seven percent for the three and six months, respectively, after excluding the unfavorable impact of foreign currency translation.

Medical Systems ("Medical") revenues increased four percent for the quarter, or seven percent after excluding the estimated unfavorable impact of foreign currency translation. Clinical Laboratory Solutions ("Clinical Lab") revenues increased two percent for the quarter, or five percent after excluding the estimated unfavorable impact of foreign currency translation. Both segments benefited from strong sales of advanced protection devices. U.S. sales of safety-engineered products for the quarter were $58 million for Medical and $38 million for Clinical Lab. Biosciences revenues grew 10 percent, with all product groups within this segment contributing to this growth. After excluding the estimated unfavorable impact of foreign currency translation, Biosciences revenues grew 14 percent.

Segment Revenues                    Three Months Ended March 31,              Six Months Ended March 31,
                               ---------------------------------------------------------------------------------
   (Dollars in millions)            2001         2000      % Change          2001         2000       % Change
================================================================================================================

Medical
    United States              $       251  $       232        8        $       453  $        439       3
     International                     256          257       (1)               492           513      (4)
----------------------------------------------------------------------------------------------------------------
Total                          $       507  $       489        4        $       945  $        952      (1)
================================================================================================================
Clinical Lab
    United States              $       176  $       172        2        $       335  $        321       5
     International                     123          122        1                240           244      (2)
----------------------------------------------------------------------------------------------------------------
Total                          $       298  $       294        2        $       575  $        565       2
================================================================================================================
Biosciences
    United States              $        84  $        77        9        $       153  $        149       3
     International                      72           65       12                130           119       10
----------------------------------------------------------------------------------------------------------------
Total                          $       156  $       142       10        $       284  $        267       6
================================================================================================================

Total Revenues
    United States              $       511  $       482        6        $       942  $        908       4
     International                     451          443        2                863           876      (2)
----------------------------------------------------------------------------------------------------------------
Total                          $       961  $       925        4        $     1,804  $      1,784       1
================================================================================================================


Refer to Note 6 in Notes to Condensed Consolidated Financial Statements for additional segment data. Changes in segment operating income were primarily driven by fluctuations in revenue, as discussed above. Prior year Medical segment operating income included $13 million of costs associated with a voluntary product recall announced in February 2000. Excluding these costs, Medical segment operating income grew 9% for the quarter, primarily due to revenue growth. Biosciences segment income was also favorably impacted by increased sales of products from recent acquisitions, which have higher overall gross profit margins, as compared to products sold in the same period in the prior year. Clinical Lab segment operating income was adversely affected by a decrease in sales of flu products, which have high gross profit margins, compared with a year ago.

Gross profit margin was 49.3% for the quarter and 48.1% for the six months. Excluding the voluntary product recall costs discussed above, the prior year's gross profit margin would have been 50.2% for the quarter and 49.0% for the six months. This decline reflects a decrease in sales of flu products, which have higher margins, as discussed above, and, to a lesser extent, start-up costs associated with new products. Reported gross profit margin in the prior year was 48.8% and 48.2% for the quarter and six months, respectively.

Selling and administrative expense was 25.2% of revenues for the quarter and 26.4% of revenues for the six months, compared with the prior year's ratios of 26.4% and 26.8%, respectively. Selling and administrative expenditures for the quarter and year to date were about the same as last year, as incremental spending offset favorable foreign currency translation and savings associated with the fiscal 2000 workforce reduction program. Investment in research and development was 5.7% of revenues for the quarter and 5.9% of revenues for the six months, compared with 6.2% for the prior year's quarter and six months. The decline in research and development spending reflects lower ongoing development costs as a result of the recent introduction of the BD Phoenix(TM) and BD ProbeTec(TM) products.

Operating margin was 18.4% for the quarter and 15.7% for the six months, compared with 16.2% and 15.2 % for the prior year, respectively. Excluding the product recall costs, the prior year's operating margin for the quarter and six months would have been 17.6% and 16.0%, respectively. The increase in operating margin for the quarter reflects the decrease in operating expenses discussed above. Net interest expense declined $5 million for the quarter and $8 million for the six months compared with the prior year, primarily due to lower debt levels and lower short-term interest rates.

Other expense, net was $5 million for the quarter and $13 million for the six months. Included in Other expense, net were net foreign exchange losses of $3 million and $11 million for the quarter and six months, respectively, which include hedging expenses. See Note 8 of the Notes to Condensed Consolidated Financial Statements for further discussion. Other income, net in the prior year was $36 million for the quarter and $38 million for the six months, which included a $33 million gain on the sale of an investment.

The income tax rate was 24% for the quarter and six months. The prior year's rate of 27.8% and 27.1% for the quarter and six months, respectively, reflected the higher rate on the gain on the sale of an investment. We expect our tax rate for the full year to be about 24%.

Net income and diluted earnings per share for the current quarter were $118 million and 44 cents, respectively, compared with $119 million and 45 cents in the prior year. Excluding the gain on the sale of an investment and the unfavorable impact of the product recall discussed earlier, prior year's earnings per share would have been 42 cents. Net income and diluted earnings per share for the six months were $179 million and 67 cents, respectively, compared with $194 million and 74 cents for the same period in fiscal 2000.

Financial Condition

During the first six months of fiscal 2001, cash provided by operating activities increased to $316 million compared to $267 million during the first six months of last year. Capital expenditures during the first six months were $180 million, compared with last year's amount of $166 million. We expect capital spending for fiscal 2001 to be about the same as last year's amount of $376 million.

As of March 31, 2001, total debt of $1.4 billion represented 38.9% of total capital (shareholders' equity, net non-current deferred income tax liabilities, and debt), down from 45.1% a year ago. Because of our strong credit rating, we believe we have the capacity to arrange any additional borrowings which might be required in the ordinary course of business.

Prior Year Special Charges

We recorded special charges of $58 million, $76 million, and $91 million in fiscal years 2000, 1999, and 1998, respectively, as described in Note 7 of the Notes to Condensed Consolidated Financial Statements.

For the 2000 restructuring plan, the annual savings from the reduction in salaries and wages expense are estimated to be $30 million. These savings are anticipated to offset incremental costs beginning in 2001 relating to programs, such as advanced protection technologies, blood glucose monitoring, molecular oncology, and our implementation of SAP, known as Genesis.

The annual savings of $6 million for the 1999 restructuring plan primarily related to a reduction in salaries and wages expense resulting from the voluntary retirement program. As anticipated, these benefits, beginning in 2000, offset incremental costs relating to Genesis.

For the 1998 restructuring plan, the estimated annual benefits of $4 million related to tax savings and reduced manufacturing costs associated with the move of the surgical blade plant in Hancock to Puerto Rico are expected to be realized following the closure of the Hancock facility. Beginning in 1999, we realized a reduction in amortization expense of $5 million, resulting from the write-down of certain assets, which offset the incremental costs associated with Genesis. See Note 7 of the Notes to Condensed Consolidated Financial Statements for further discussion.

Cautionary Statement Pursuant to Private Securities Litigation Reform Act of 1995 -- "Safe Harbor" for Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 (the "Act") provides a safe harbor for forward-looking statements made by or on behalf of Becton, Dickinson and Company ("BD"). BD and its representatives may from time to time make certain forward-looking statements in publicly-released materials, both written and oral, including statements contained in this report and filings with the Securities and Exchange Commission and in our other reports to shareowners. Forward-looking statements may be identified by the use of words like "plan," "expect," "believe," "intend," "will," "anticipate," "estimate" and other words of similar meaning in conjunction with, among other things, discussions of future operations and financial performance, as well as our strategy for growth, product development, regulatory approvals, market position and expenditures. All statements which address operating performance or events or developments that we expect or anticipate will occur in the future -- including statements relating to volume growth, sales and earnings per share growth and statements expressing views about future operating results -- are forward-looking statements within the meaning of the Act.

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

The following are some important factors that could cause our actual results to differ from our expectations in any forward-looking statements:

o Regional, national and foreign economic factors, including inflation and fluctuations in interest rates and foreign currency exchange rates and the potential effect of such fluctuations on revenues, expenses and resulting margins.

o Competitive product and pricing pressures and our ability to gain or maintain market share in the global market as a result of actions by competitors, including technological advances achieved and patents attained by competitors as patents on our products expire. While we believe our opportunities for sustained, profitable growth are considerable, actions of competitors could impact our earnings, share of sales and volume growth.

o Changes in domestic and foreign healthcare resulting in pricing pressures, including the continued consolidation among healthcare providers, trends toward managed care and healthcare cost containment and government laws and regulations relating to sales and promotion, reimbursement and pricing generally.

o Fluctuations in the cost and availability of raw materials and the ability to maintain favorable supplier arrangements and relationships.

o Government laws and regulations affecting domestic and foreign operations, including those relating to trade, monetary and fiscal policies, taxation, environmental matters, price controls, licensing and regulatory approval of new products.

o Difficulties inherent in product development, including the potential inability to successfully continue technological innovation, complete clinical trials, obtain regulatory approvals in the United States and abroad, or gain and maintain market approval of products, and the possibility of encountering infringement claims by competitors with respect to patent or other intellectual property rights, all of which can preclude or delay commercialization of a product.

o Significant litigation adverse to BD, including product liability claims, patent infringement claims, and antitrust claims, as well as other risks and uncertainties detailed from time to time in our Securities and Exchange Commission filings.

o Our ability to achieve earnings forecasts, which are generated based on projected volumes and sales of many product types, some of which are more profitable than others. There can be no assurance that we will achieve the projected level or mix of product sales.

o Product efficacy or safety concerns resulting in product recalls, regulatory action on the part of the Federal Drug Administration (or foreign counterparts) or declining sales.

o Economic and political conditions in international markets, including civil unrest, governmental changes and restrictions on the ability to transfer capital across borders.

o Our ability to penetrate developing and emerging markets, which also depends on economic and political conditions, and how well we are able to acquire or form strategic business alliances with local companies and make necessary infrastructure enhancements to production facilities, distribution networks, sales equipment and technology.

o The impact of business combinations, including acquisitions and divestitures, both internally for BD and externally in the healthcare industry.

o Issuance of new or revised accounting standards by the American Institute of Certified Public Accountants, the Financial Accounting Standards Board or the Securities and Exchange Commission.

The foregoing list sets forth many, but not all, of the factors that could impact our ability to achieve results described in any forward-looking statements. Investors should understand that it is not possible to predict or identify all such factors and should not consider this list to be a complete statement of all potential risks and uncertainties.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company hedges substantially all transactional foreign exchange exposures through the use of forward contracts and currency options, and in an effort to manage interest rate exposures, the Company strives to achieve an acceptable balance between fixed and floating rate debt. The Company also faces currency exposure that arises from translating the results of its worldwide operations to the U.S. dollar at exchange rates that have fluctuated from the beginning of the period. The Company began to purchase option contracts at the end of 2000 to partially protect against adverse foreign exchange rate movements. The Company's 2000 Annual Report on Form 10-K includes sensitivity analysis disclosures that express the potential loss in future earnings, fair values, or cash flows from market risk sensitive instruments resulting from hypothetical changes in relevant market rates over a selected period of time. For foreign currency derivative instruments, market risk is determined by calculating the impact on fair value of an assumed one-time change in foreign exchange rates relative to the U.S. dollar. Fair values were estimated based on market prices, where available, or dealer quotes. The reduction in fair value of the Company's purchased option contracts is limited to the options' fair value. For interest rate derivative instruments, market risk is determined by calculating the impact to fair value of an assumed one-time change in interest rates across all maturities. Fair values were estimated based on market prices, where available, or dealer quotes. A change in interest rates on short-term debt is assumed to impact earnings and cash flow but not fair value because of the short maturities of these instruments. A change in interest rates on long term debt is assumed to impact fair value but not earnings or cash flow because the interest rates are fixed.

There have been no material changes in information reported since the fiscal year ended September 30, 2000.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.

          We are involved, both as a plaintiff and a defendant, in various legal proceedings which arise in the ordinary course of business, including product liability and environmental matters.

          A more complete description of legal proceedings has been set forth in our 2000 annual report on Form 10-K (the "10-K"), as updated in our Form 10-Q for the quarter ended December 31, 2000. For the quarter ended March 31, 2001, the following changes have occurred.

          Latex Cases
          We have now received a total of 457 claims to date, relating to alleged reactions caused by exposure to latex resulting from the use, over time, of latex gloves. The facts and circumstances of new claims filed since the 10-K are similar to those previously filed and we are of the same opinion as stated in the 10-K.

          Braun Litigation
          On January 30, 2001, the parties to the patent infringement litigation under the caption Becton Dickinson and Company et al. vs. B. Braun Medical Inc., (Case No. 2:99-CV-00987J, United States District Court for the District of Utah), entered into an agreement suspending the litigation. Accordingly, the case was dismissed without prejudice at the request of the parties on February 2, 2001. Under the terms of our agreement, neither we nor Braun may refile the litigation until after May 15, 2001 under any circumstances, and during the period from May 16, 2001 to September 30, 2001, only under certain circumstances. Either of us may refile after September 30, 2001.

          RTI Litigation
          On January 29, 2001, a lawsuit was filed under the caption Retractable Technologies, Inc. vs. Becton Dickinson and Company, et al. (Case No. CA5010V036, United States District Court for the Eastern District of Texas). The allegations of the lawsuit, with the exception of new causes of action under federal antitrust laws, are substantially similar to the allegations set forth in Retractable Technologies, Inc. vs. Becton Dickinson and Company et al. (Case No. 5333*J6198, Brazoria County District Court), which was withdrawn by the plaintiff on February 5, 2001.

          Critikon Litigation
          On January 23, 2001, the parties to the patent infringement litigation under the caption Critikon Inc. vs. Becton Dickinson Vascular Access, Inc. (Civ. 93-108 (JJF) United States District Court for the District of Delaware) entered into a definitive agreement to settle the matter. Under the terms of the agreement, we made an initial payment of $3,000,000 to the plaintiff, and on March 29, 2001 we paid $2,000,000, plus interest, to finalize the settlement. Following this payment, the lawsuit was dismissed.

          Summary

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

          Not applicable.

Item 3.   Defaults Upon Senior Securities.

          Not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders.

          a.) Our Annual Meeting of Shareholders was held on February 13, 2001.

          c.)i.) A management proposal for the election of four directors for the terms indicated below was voted upon as follows:

                                                                          Votes              Votes
                          Nominee                         Term             For              Withheld
                    ------------------------------------ -------------- ------------------- ------------------
                    Gerald M. Edelman                    1 Year         215,718,678         3,144,397
                    Henry P. Becton, Jr.                 3 Years        215,934,201         2,928,874
                    James F. Orr                         3 Years        215,801,290         3,061,785
                    Margaretha af Ugglas                 3 Years        215,746,373         3,116,702

          ii.) A management proposal to approve the selection of Ernst & Young, LLP as independent auditors for the fiscal year ending September 30, 2001 was voted upon. 208,628,210 shares were voted for the proposal, 9,384,735 shares were voted against, and 850,130 shares abstained.

          iii.) A shareholder proposal requesting the Board of Directors take the necessary steps to provide for cumulative voting in the election of directors was voted upon. 78,655,787 shares were voted for the proposal, 105,126,158 shares were voted against and 11,094,191 shares abstained.

Item 5.   Other Information.

          Not applicable.

Item 6.   Exhibits and Reports on Form 8-K.

          a)  Exhibits

              None.

          b)  Reports on Form 8-K

          During the three-month period ended March 31, 2001, we filed three Current Reports on Form 8-K:

          (i) Under Item 5 - Other Events, we announced our results for the quarter ended December 31, 2000 in a report dated January 17, 2001.

          (ii) Under Item 9 - Regulation FD Disclosure, we furnished supplemental financial information for the fiscal year ended September 30, 2000 in a report dated January 23, 2001.

          (iii) Under Item 9 - Regulation FD Disclosure, we furnished supplemental financial information for the fiscal year ended September 30, 2000 and for the quarter ended December 31, 2000 in a report dated February 1, 2001.

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


                                       Becton, Dickinson and Company
                                       -----------------------------
                                                (Registrant)

Date    May 15, 2001
        -------------



                                            /s/ John R. Considine
                              ------------------------------------------------
                                                John R. Considine
                            Executive Vice President and Chief Financial Officer
                                (Principal Financial and Accounting Officer)