Form 10-Q
period 2001-06-30
BECTON DICKINSON & CO
filed 2001-08-13
CIK 10795

                                   FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended            June 30, 2001
                              ---------------------------------------
                                               OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from                             to
                               ---------------------------    --------------

Commission file number  001-4802
                        --------

                         Becton, Dickinson and Company
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

        New Jersey                                     22-0760120
-------------------------------             -----------------------------------
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
                                               -

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Class of Common Stock             Shares Outstanding as of July 31, 2001
     ---------------------             --------------------------------------
   Common stock, par value $1.00                  258,544,900

                         BECTON, DICKINSON AND COMPANY
                                   FORM 10-Q
                  For the quarterly period ended June 30, 2001

                               TABLE OF CONTENTS


Part I.      FINANCIAL INFORMATION                                                               Page Number
-------      ---------------------                                                               -----------

Item 1.      Financial Statements (Unaudited)
                Condensed Consolidated Balance Sheets.......................................          3
                Condensed Consolidated Statements of Income.................................          4
                Condensed Consolidated Statements of Cash Flows.............................          5
                Notes to Condensed Consolidated Financial Statements........................          6
Item 2.      Management's Discussion and Analysis of Financial Condition and Results of
             Operations.....................................................................         17

Item 3.      Quantitative and Qualitative Disclosures About Market Risk ....................         22

Part II.     OTHER INFORMATION
--------     -----------------

Item 1.      Legal Proceedings..............................................................         24
Item 2.      Changes in Securities and Use of Proceeds......................................         25
Item 3.      Defaults Upon Senior Securities................................................         25
Item 4.      Submission of Matters to a Vote of Security Holders............................         25
Item 5.      Other Information..............................................................         25
Item 6.      Exhibits and Reports on Form 8-K...............................................         25

Signatures   ...............................................................................         26

                         ITEM 1. FINANCIAL STATEMENTS
                         BECTON, DICKINSON AND COMPANY
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             Thousands of Dollars


                                                                        June 30,              September 30,
Assets                                                                   2001                      2000
------                                                               -----------               -----------
                                                                      (Unaudited)
 Current Assets:
    Cash and equivalents                                             $    71,291               $    49,196
    Short-term investments                                                 5,497                     5,561
    Trade receivables, net                                               735,537                   751,720
    Inventories:
       Materials                                                         162,536                   156,918
       Work in process                                                   120,723                   110,843
       Finished products                                                 440,578                   410,915
                                                                     -----------               -----------
                                                                         723,837                   678,676
    Prepaid expenses, deferred taxes and other                           200,814                   175,524
                                                                     -----------               -----------
       Total Current Assets                                            1,736,976                 1,660,677

 Property, plant and equipment                                         3,329,905                 3,163,100
   Less allowances for depreciation and amortization                   1,671,497                 1,587,042
                                                                     -----------               -----------
                                                                       1,658,408                 1,576,058

 Goodwill, Net                                                           434,231                   466,343
 Core and Developed Technology, Net                                      310,070                   309,061
 Other Intangibles, Net                                                  166,283                   172,720

 Other                                                                   381,609                   320,237
                                                                     -----------               -----------

       Total Assets                                                  $ 4,687,577               $ 4,505,096
                                                                     ===========               ===========

Liabilities and Shareholders' Equity
------------------------------------

 Current Liabilities:
    Short-term debt                                                  $   539,355               $   637,735
    Payables and accrued expenses                                        716,539                   715,803
                                                                     -----------               -----------
       Total Current Liabilities                                       1,255,894                 1,353,538

 Long-Term Debt                                                          772,698                   779,569

 Long-Term Employee Benefit Obligations                                  336,150                   329,497

 Deferred Income Taxes and Other                                         102,852                    86,494

 Commitments and Contingencies                                              --                        --

 Shareholders' Equity:
    Preferred stock                                                       41,225                    43,570
    Common stock                                                         332,662                   332,662
    Capital in excess of par value                                       137,473                    75,075
    Retained earnings                                                  3,063,927                 2,835,908
    Unearned ESOP compensation                                           (17,444)                  (16,155)
    Deferred compensation                                                  7,248                     6,490
    Common shares in treasury - at cost                                 (946,005)                 (980,163)
    Accumulated other comprehensive loss                                (399,103)                 (341,389)
                                                                     -----------               -----------
       Total Shareholders' Equity                                      2,219,983                 1,955,998
                                                                     -----------               -----------

       Total Liabilities and Shareholders' Equity                    $ 4,687,577               $ 4,505,096
                                                                     ===========               ===========

          See notes to condensed consolidated financial statements

                          BECTON, DICKINSON AND COMPANY
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                   Thousands of Dollars, Except Per-share Data
                                   (Unaudited)

                                                       Three Months Ended                     Nine Months Ended
                                                            June 30,                               June 30,
                                                ---------------------------------     -----------------------------------
                                                     2001              2000                2001               2000
                                                ----------------  ---------------     ----------------  -----------------

Revenues                                        $ 954,192              $ 914,140      $ 2,758,628             $ 2,698,436

Cost of products sold                             475,305                453,838        1,411,867               1,377,776
Selling and administrative                        248,709                248,773          725,913                 726,674
Research and development                           53,105                 60,202          160,329                 171,120
                                                ---------              ---------      -----------             -----------
Total Operating Costs and Expenses                777,119                762,813        2,298,109               2,275,570
                                                ---------              ---------      -----------             -----------

Operating Income                                  177,073                151,327          460,519                 422,866

Interest expense, net                             (13,155)               (17,564)         (47,717)                (60,320)
Gains on investments, net                              --                 31,766               --                  64,925
Other (expense) income, net                          (367)                (4,021)         (13,746)                    893
                                                ---------              ---------      -----------             -----------

Income Before Income Taxes                        163,551                161,508          399,056                 428,364

Income tax provision                               39,252                 47,090           95,773                 119,481
                                                ---------              ---------      -----------             -----------

Net Income                                      $ 124,299              $ 114,418      $   303,283             $   308,883
                                                =========              =========      ===========             ===========


Earnings Per Share:

     Basic                                      $     .48              $     .45      $      1.17             $      1.22
                                                =========              =========      ===========             ===========

     Diluted                                    $     .46              $     .43      $      1.13             $      1.17
                                                =========              =========      ===========             ===========

Dividends Per Common Share                      $    .095              $   .0925      $      .285             $     .2775
                                                =========              =========      ===========             ===========

            See notes to condensed consolidated financial statements

                          BECTON, DICKINSON AND COMPANY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              Thousands of Dollars
                                   (Unaudited)

                                                                                         Nine Months Ended
                                                                                             June 30,
                                                                      -------------------------------------------------------
                                                                             2001                               2000
                                                                      --------------------               --------------------
 Operating Activities
 --------------------

   Net income                                                                   $ 303,283                          $ 308,883

   Adjustments to net income to derive net cash
     provided by operating activities:
       Depreciation and amortization                                              232,437                            214,755
       Gains on investments,net                                                         -                            (64,925)
       Change in working capital                                                  (50,561)                           (17,034)
       Other, net                                                                  39,344                             (2,550)
                                                                      --------------------               --------------------
       Net Cash Provided by Operating Activities                                  524,503                            439,129
                                                                      --------------------               --------------------

 Investing Activities
 --------------------

   Capital expenditures                                                          (265,888)                          (271,296)
   Acquisitions of businesses, net of cash acquired                               (30,953)                           (21,047)
   (Purchases) sales of investments, net                                           (6,781)                            81,349
   Capitalized software                                                           (54,207)                           (41,698)
   Other, net                                                                     (38,844)                           (33,130)
                                                                      --------------------               --------------------
       Net Cash Used for Investing Activities                                    (396,673)                          (285,822)
                                                                      --------------------               --------------------

 Financing Activities
---------------------

   Change in short-term debt                                                        4,030                            (34,387)
   Proceeds from long-term debt                                                     2,387                                979
   Payments of long-term debt                                                    (102,594)                           (60,600)
   Issuance of common stock from treasury                                          69,379                             31,836
   Dividends paid                                                                 (75,974)                           (72,093)
                                                                      --------------------               --------------------
       Net Cash Used for Financing Activities                                    (102,772)                          (134,265)
                                                                      --------------------               --------------------

 Effect of exchange rate changes on cash and equivalents                           (2,963)                            (2,034)
                                                                      --------------------               --------------------
       Net increase in cash and equivalents                                        22,095                             17,008

 Opening Cash and Equivalents                                                      49,196                             59,932
                                                                      --------------------               --------------------
 Closing Cash and Equivalents                                                    $ 71,291                           $ 76,940
                                                                      ====================               ====================



            See notes to condensed consolidated financial statements

                          BECTON, DICKINSON AND COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
          Dollar and Share Amounts in Thousands, Except Per-share Data
                                 June 30, 2001



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

Note 3 - Comprehensive Income
-----------------------------

Comprehensive income for the Company is comprised of the following:

                                           Three Months Ended                         Nine Months Ended
                                                June 30,                                   June 30,
                                  -------------------------------             -------------------------------
                                     2001                  2000                  2001                 2000
                                  ---------             ---------             ---------             ---------
Net Income                        $ 124,299             $ 114,418             $ 303,283             $ 308,883
Other Comprehensive Income,
 Net of Tax
     Foreign currency
      translation                   (24,009)              (24,181)              (59,400)             (101,899)
          adjustments
     Unrealized gain (loss)
      on investments, net of
          amounts realized            1,142                  (281)               (1,567)               11,284
     Unrealized (loss) gain on
          currency options, net of
          amounts realized           (2,018)                   --                 3,253                    --
                                  ---------             ---------             ---------             ---------

Comprehensive Income              $  99,414             $  89,956             $ 245,569             $ 218,268
                                  =========             =========             =========             =========

On October 1, 2000, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." Accordingly, net unrealized gains on currency options have been included in other comprehensive income for the three and nine months ended June 30, 2001. For additional discussion regarding the adoption of this Statement, see Note 8 of the Notes to Condensed Consolidated Financial Statements.

The amount of unrealized gains or losses on investments and currency options in comprehensive income has been adjusted to reflect the realized gains included in net income during the three and nine months ended June 30, 2001 and 2000.

Note 4 - Earnings per Share
---------------------------

The following table sets forth the computations of basic and diluted earnings per share:

                                               Three Months Ended                         Nine Months Ended
                                                    June 30,                                  June 30,
                                    -------------------------------------     --------------------------------------
                                          2001                 2000                  2001                 2000
                                    ----------------     ----------------     -----------------     ----------------
Net income                              $   124,299          $   114,418        $      303,283        $     308,883
Preferred stock dividends                      (672)                (725)               (2,058)              (2,203)
                                    ----------------     ----------------     -----------------     ----------------
Income available to common
     shareholders (A)                       123,627              113,693               301,225              306,680

Preferred stock dividends -
     using "if converted" method                672                  725                 2,058                2,203
Additional ESOP contribution -
     using "if converted" method               (152)                (165)                 (482)                (512)
                                    ----------------     ----------------     -----------------     ----------------
Income available to common
     shareholders after assumed
     conversions (B)                  $     124,147        $     114,253        $      302,801        $     308,371
                                    ================     ================     =================     ================

Average common shares
     outstanding (C)                        258,086              252,904               256,513              252,093
Dilutive stock equivalents from
     stock plans                              7,095                5,939                 7,372                6,283
Shares issuable upon conversion
     of preferred stock                       4,472                4,816                 4,472                4,816
                                    ----------------     ----------------     -----------------     ----------------
Average common and common
     equivalent shares outstanding
     - assuming dilution (D)                269,653              263,659               268,357              263,192
                                    ================     ================     =================     ================

Basic earnings per share (A/C)        $         .48        $         .45        $         1.17        $        1.22
                                    ================     ================     =================     ================
Diluted earnings per share (B/D)      $         .46        $         .43        $         1.13        $        1.17
                                    ================     ================     =================     ================

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

Note 6 - Segment Data
---------------------

On October 1, 2000, the Company changed the structure of its internal organization, which caused the composition of its reportable segments to change. For the nine months ending June 30, 2001, decisions about resource allocation and performance assessment were made separately for the Medical Systems ("Medical") segment, the new Clinical Laboratory Solutions ("Clinical Lab") segment, and the reorganized Biosciences segment. Prior year information has been reclassified to conform to current year presentation.

The Company evaluates performance based upon operating income. Segment operating income represents revenues reduced by product costs and operating expenses.

Financial information for the Company's segments is as follows:

                                           Three Months Ended                          Nine Months Ended
                                                June 30,                                    June 30,
                                 --------------------------------------       -------------------------------------
                                        2001                  2000                  2001                  2000
                                 ---------------       ----------------       ---------------       ---------------
Revenues
--------
 Medical                         $       523,098       $        512,182       $     1,468,370       $     1,464,117
 Clinical Lab                            284,415                269,380               859,727               834,412
 Biosciences                             146,679                132,578               430,531               399,907
                                 ---------------       ----------------       ---------------       ---------------
    Total Revenues (A)           $       954,192       $        914,140       $     2,758,628       $     2,698,436
                                 ===============       ================       ===============       ===============

Segment Operating Income
------------------------
 Medical                         $       132,711        $       116,174        $      324,924        $      306,362
 Clinical Lab                             54,150                 43,670               161,113               144,682
 Biosciences                              23,898                 14,522                66,150                47,571
                                 ---------------       ----------------       ---------------       ---------------
   Total Segment Operating
                Income                   210,759                174,366               552,187               498,615
 Unallocated Items (B)                   (47,208)               (12,858)             (153,131)              (70,251)
                                 ---------------       ----------------       ---------------       ---------------
Income Before Income Taxes       $       163,551        $       161,508        $      399,056        $      428,364
                                 ===============       ================       ===============       ===============

                                    June 30,             September 30,
                                      2001                   2000
                                -----------------      -----------------
Segment Assets
--------------
 Medical                        $       2,365,633      $       2,289,304
 Clinical Lab                           1,072,488              1,059,144
 Biosciences                              825,288                811,081
                                -----------------      -----------------
      Total Segment Assets              4,263,409              4,159,529
 Corporate and All Other (C)              424,168                345,567
                                -----------------      -----------------
      Total Assets              $       4,687,577      $       4,505,096
                                =================      =================

(A)  Intersegment revenues are not material.
(B) Includes interest, net; foreign exchange; corporate expenses; and gains on sales of investments.
(C)  Includes cash and investments and corporate assets.


Note 7 - Special Charges
------------------------

The Company recorded special charges of $57,514, $75,553, and $90,945 in fiscal years 2000, 1999, and 1998, respectively, as discussed in the 2000 Annual Report on Form 10-K.

Fiscal Year 2000
----------------

The Company developed a worldwide organizational restructuring plan to align its existing infrastructure with its projected growth programs. This plan included the elimination of open positions and employee terminations from all businesses,
functional areas and regions for the sole purpose of cost reduction.   As a
result of the approval of this plan in September 2000, the Company recorded $33,000 of exit costs, of which $31,700 related to severance costs. This plan provided for the termination of approximately 600 employees. As of June 30, 2001, approximately 520 of the targeted 600 had been severed. The remaining terminations and related accrued severance are expected to be substantially completed and paid by the end of fiscal 2001, as originally planned.

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

A summary of the 2000 special charge accrual activity follows:

                                      Severance             Restructuring               Other
                               --------------------     -------------------     ------------------
Accrual Balance at
    September 30, 2000                     $31,700                 $1,300               $20,000
Payments                                   (23,200)                  (100)               (5,400)
                               --------------------     -------------------     ------------------
Accrual Balance at
    June 30, 2001                          $ 8,500                 $1,200               $14,600
                               ====================     ===================     ==================

Fiscal Year 1999
----------------

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

A summary of the 1999 special charge accrual activity follows:

                                      Severance             Restructuring               Other
                                     -----------           ---------------             --------
1999 Special Charges                 $ 7,100                   $ 11,700                $ 2,500
Payments                              (3,300)                    (6,600)                (2,500)
                                     -------                   --------                -------
Accrual Balance at
     September 30, 1999                3,800                      5,100                     --
Payments                              (2,900)                    (5,100)                    --
                                     -------                   --------                -------
Accrual Balance at
     September 30, 2000                  900                         --                     --
Payments                                (900)                        --                     --
                                     -------                   --------                -------
Accrual Balance at
     June 30, 2001                   $    --                   $     --                $    --
                                     =======                   ========                =======


The Company also recorded $26,900 of charges in Cost of products sold in 1999, to reflect the write-off of inventories and to provide appropriate reserves for expected future returns relating to the exited product lines.


Fiscal Year 1998
----------------

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

2. During the latter part of fiscal 1999 and early fiscal 2000, the U.S. healthcare marketplace experienced increased activity in the area of healthcare worker safety and sharp device injuries. In response to this significant shift in the marketplace and the enactment of state laws and the expected enactment of federal law requiring the use of safety-engineered products, the Company re- prioritized its efforts to deliver safety surgical blades to the marketplace. This decision resulted in an extension of the timeline necessary to enable the blade production move and the closure of the Hancock facility.

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

A summary of the 1998 special charge accrual activity follows:

                                      Severance             Restructuring               Other
                                     -----------           ---------------             --------
1998 Special Charges                 $ 13,000                  $ 4,500                 $ 15,100
Payments                                 (500)                     (50)                  (2,400)
                                     --------                  -------                 --------
Accrual Balance at
     September 30, 1998                12,500                    4,450                   12,700
Reversals                              (1,500)                      --                       --
Payments                               (1,700)                    (300)                  (6,600)
                                     --------                  -------                 --------
Accrual Balance at
     September 30, 1999                 9,300                    4,150                    6,100
Payments                               (1,900)                  (2,400)                  (4,500)
                                     --------                  -------                 --------
Accrual Balance at
     September 30, 2000                 7,400                    1,750                    1,600
Payments                                 (400)                     (50)                    (300)
                                     --------                  -------                 --------
Accrual Balance at
     June 30, 2001                   $  7,000                  $ 1,700                 $  1,300
                                     ========                  =======                 ========

Other accruals of $15,100 primarily represented the estimated litigation defense costs, as discussed above.


Note 8 - Financial Instruments
------------------------------

In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, which was required to be adopted in fiscal years beginning after June 15, 2000. This Statement requires that all derivatives be recorded in the balance sheet at fair value and that changes in fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The Company adopted the provisions of SFAS No. 133 effective October 1, 2000. The cumulative effect of adoption was not material to the Company's results of operations or financial condition.

At the end of fiscal 2000, the Company purchased option contracts to hedge a portion of its anticipated sales from the United States to customers outside of the United States that are made by local affiliates. These option contracts are designated as cash flow hedges, as defined by SFAS No. 133, and are effective as hedges of these revenues.

Changes in the effective portion of the fair value of these option contracts are included in other comprehensive income until the hedged sales transactions are recognized in earnings. Once the hedged transaction occurs, the unrealized gain or loss on the option is reclassified from accumulated other comprehensive income to revenues. The Company realized hedge gains of $3,573 for the quarter and $7,702 for the nine months, which were reclassified from other comprehensive income to revenues once the hedged transactions had occurred.

In April 2001, the Company re-designated its cash flow hedges pursuant to Statement 133 implementation guidance released by the Derivatives Implementation Group of the FASB. This interpretation allows companies to assess the effectiveness of cash flow hedges using an expected cash flow approach that is
based on a probability-weighted distribution of possible outcomes.   As a
result, both the time value and intrinsic value of these option contracts are now designated as effective cash flow hedges, as defined by SFAS No. 133. As such, there was no ineffective portion recognized to earnings during the third quarter. Prior to the release of this guidance and the re-designation of these hedges, the Company recorded other expense of $8,121 for the six months ended March 31, 2001 for the ineffective portion of the change in fair value of the options.

All outstanding currency options that were designated as cash flow hedges as of
June 30, 2001 will mature by the end of fiscal 2001.   Included in other
comprehensive income for the nine months is an unrealized gain of $3,253, net of tax and amounts realized, for options outstanding as of June 30, 2001.

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

During the second quarter, the Company began entering into forward exchange contracts to hedge a portion of its net investments in Singapore and Japan. These forward contracts, which mature within 90 days, are designated and effective as net investment hedges, as defined by SFAS No. 133. Changes in the fair value of the forward exchange contracts offset translation gains or losses on the hedged portion of these net investments. The Company recorded a gain of $3,294 for the quarter and $10,556 for the nine months to foreign currency translation adjustments in other comprehensive income for the change in the fair
value of the contracts.   Gains of $1,387 for the quarter and $2,250 for the
nine months were recognized in other expense for the ineffective portion of the change in fair value of the forward contracts.

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

Note 9 - Acquisitions
---------------------

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

In certain instances, the Company may record charges for purchased in-process research and development in connection with acquired companies. These charges represent the fair value of certain acquired research and development projects that were determined to have not reached technological feasibility and do not
have alternative future uses.   The Company recorded such in-process research
and development charges in fiscal years 1999 and 1998.   For the acquisition of
Clontech Laboratories, Inc. in fiscal 1999, the $32,000 charge for purchased in-process research and development represented the value of several projects relating to gene chip technology, gene expression and gene cloning and reporter tools. For the acquisition of the Medical Devices Division of The BOC Group in fiscal 1998, the $30,000 charge represented the value of several projects relating to new medical catheters and other devices. These charges represented the fair value for all such projects based on discounted net cash flows. These cash flows were based on management's estimates of future revenues and expected profitability of each product/technology. The rate used to discount these projected cash flows accounts for both the time value of money, as well as the
risks of realization of the cash flows.   No such charges for purchased in-
process research and development were recorded in fiscal 2000 or in the first nine months of fiscal 2001.

Note 10 - Adoption of New Accounting Standards
----------------------------------------------

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." This SAB provides the SEC's views in applying generally accepted accounting principles to selected revenue recognition issues. The Company will be adopting the provisions of this SAB during the fourth quarter of fiscal 2001. The Company is continuing to quantify the impact as a result of the additional guidance issued by the SEC in October 2000. The Company expects to record a cumulative effect adjustment upon adoption. The Company does not expect the adoption of this SAB to be material to its results of operations or financial condition for the fiscal year ending September 30, 2001.

In June 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations initiated after July 1, 2001, and changes the criteria for recognizing intangible assets apart from goodwill. SFAS No. 141 requires any business combination initiated after June 30, 2001 to be accounted for by the purchase method. SFAS No. 142 stipulates that goodwill and indefinite lived intangible assets will no longer be amortized, but instead will be periodically reviewed for impairment. The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. For goodwill and intangible assets acquired prior to July 1, 2001, the provisions of Statement 142 are effective upon adoption. The Company is required to adopt the provisions of SFAS No. 142 no later than October 1, 2002. The Company is in the process of evaluating these Statements and has not yet determined the future impact on its consolidated financial statements.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
of Operations
-------------

Results of Operations
---------------------

Third quarter revenues of $954 million represented a four percent increase from the same period a year ago. Revenues for the nine months were $2.759 billion, a two percent increase over a year ago. Revenue growth was unfavorably affected by foreign currency translation, which reduced revenues by an estimated two percent and four percent for the three and nine month periods, respectively. International revenues grew approximately five percent and six percent for the three and nine months, respectively, after excluding the unfavorable impact of foreign currency translation. Revenues were also adversely impacted by economic conditions in Latin America, and by a decline in sales performance in Asia Pacific.

Medical Systems ("Medical") revenues increased two percent for the quarter, or five percent after excluding the estimated unfavorable impact of foreign currency translation, primarily due to strong sales of advanced protection devices. Also contributing to this segment's revenue growth was an increase in sales of consumer health care products in the U.S. due primarily to sales of insulin syringes, reflecting the impact of our existing incentive programs in the drug wholesaler channel. In the future, we intend to redirect our promotional efforts toward sustaining our branded syringe sales at the retail level and toward development of the U.S. pen needle market. These activities are expected to result in lower U.S. Medical segment sales in the fourth quarter. Medical segment results also included strong sales of pharmaceutical systems products which were offset by a decline in revenues in Latin America and Asia Pacific, as discussed above.

Clinical Laboratory Solutions ("Clinical Lab") revenues increased six percent for the quarter, or eight percent after excluding the estimated unfavorable impact of foreign currency translation. Growth in the Clinical Lab segment was primarily due to strong sales of advanced protection devices. Clinical Lab revenues also benefited from a favorable comparison to the prior year, when revenues were adversely affected by a shift in the inventory levels of a key U.S. distributor.

Biosciences revenues grew 11 percent, with both product groups within this segment contributing to this growth. After excluding the estimated unfavorable impact of foreign currency translation, Biosciences revenues grew 13 percent.

Segment Revenues                  Three Months Ended June 30,                 Nine Months Ended June 30,
                         --------------------------------------------------------------------------------------
   (Dollars in millions)           2001          2000        % Change         2001           2000    % Change
===============================================================================================================

Medical
-------
    United States          $        271  $        249             9   $        724  $         688         5
     International                  252           263            (4)           744            776        (4)
---------------------------------------------------------------------------------------------------------------
Total                      $        523  $        512             2   $      1,468  $       1,464             -
===============================================================================================================
Clinical Lab
------------
    United States          $        169  $        153            10   $        504  $         474         6
     International                  116           116            (1)           356            360        (1)
---------------------------------------------------------------------------------------------------------------
Total                      $        284  $        269             6   $        860  $         834         3
===============================================================================================================

Segment Revenues                  Three Months Ended June 30,                 Nine Months Ended June 30,
                         --------------------------------------------------------------------------------------
   (continued)                     2001          2000    % Change             2001           2000    % Change
===============================================================================================================
Biosciences
-----------
    United States          $         85  $         79             8   $        238  $         228         5
     International                   62            54            15            192            172        12
---------------------------------------------------------------------------------------------------------------
Total                      $        147  $        133            11   $        431  $         400         8
===============================================================================================================

Total Revenues
--------------
    United States          $        525  $        481             9   $      1,467  $       1,389         6
     International                  429           433            (1)         1,292          1,309        (1)
---------------------------------------------------------------------------------------------------------------
Total                      $        954  $        914             4   $      2,759  $       2,698         2
===============================================================================================================

Refer to Note 6 in Notes to Condensed Consolidated Financial Statements for additional segment data. Changes in segment operating income were primarily
driven by fluctuations in revenue, as discussed above.   Biosciences segment
income was also favorably impacted by increased sales of products from recent acquisitions, which have higher overall gross profit margins, as compared to products sold in the same period in the prior year. All segments benefited from lower operating expenses compared with the prior year, as discussed below.

Gross profit margin was 50.2% for the quarter and 48.8% for the nine months, compared with 50.4% and 48.9%, respectively, for the prior year. Excluding the voluntary product recall costs recorded in the second quarter of the prior year, gross profit margin would have been 49.4% for the nine months ended June 30, 2000. The decline in gross profit margin reflects an increase in sales of new products with lower margins in the Clinical Lab segment compared with a year ago, as well as cost containment pricing pressures on Medical segment products.

Selling and administrative expense was 26.1% of revenues for the quarter and 26.3% of revenues for the nine months, compared with the prior year's ratios of 27.2% and 26.9%, respectively. Selling and administrative expenditures for the quarter and year were about the same as last year, as incremental spending for new product initiatives offset favorable foreign currency translation and savings associated with the fiscal 2000 worldwide organizational restructuring plan. Investment in research and development was 5.6% of revenues for the quarter and 5.8% of revenues for the nine months. Excluding a charge for purchased in-process research and development recorded in the prior year's quarter, research and development would have been 6.0% and 6.2% of revenues for the prior year's quarter and nine months, respectively. Increased spending in the Biosciences segment and in other key initiatives, including blood glucose monitoring, were offset by lower ongoing development costs as a result of the recent introduction of safety products.

Operating margin was 18.6% and 16.7% for the current quarter and nine months, respectively. Excluding the aforementioned product recall and in-process research and development charges, the prior year's operating margins would have been 17.1% and 16.3% for the quarter and nine months, respectively. The increase in operating margin for the quarter reflects the decrease in operating expenses as a percent of revenues discussed above. Net interest expense declined $4 million for the quarter and $13 million for the nine months compared with the prior year, primarily due to lower debt levels and lower short-term interest rates.

During 2000, we recorded net gains on the sales of investments of $32 million and $65 million for the three and nine month periods, respectively, which related primarily to transactions involving two equity investments, as more fully described in our 2000 Annual Report on Form 10-K.

Other expense, net was $4 million lower for the current quarter compared with a year ago, primarily due to a write-down of an asset held for sale in the prior year. Other expense, net was $14 million for the nine months. Included in the current year's other expense, net were hedging expenses of $8 million and net foreign exchange losses of $3 million. See Note 8 of the Notes to Condensed Consolidated Financial Statements for further discussion.

The income tax rate was 24% for the quarter and nine months. The prior year's rate of 29.2% and 27.9% for the quarter and nine months, respectively, reflected the higher rate on the gains on the sales of investments. We expect our tax rate for the full year to be about 24%.

Net income and diluted earnings per share for the current quarter were $124 million and 46 cents, respectively, compared with $114 million and 43 cents in the prior year. Last year's reported earnings included a gain from the sale of an equity investment, offset in part by charges related to the acquisition of in-process research and development and the write-down of an asset held for sale, as discussed above. Excluding these items, earnings per share for the prior year's quarter would have been 40 cents. Net income and diluted earnings per share for the nine months were $303 million and $1.13, respectively, compared with $309 million and $1.17 for the same period in fiscal 2000, reflecting the aforementioned items.

Financial Condition
-------------------

During the first nine months of fiscal 2001, cash provided by operating activities increased to $525 million compared to $439 million during the first nine months of last year. Capital expenditures during the first nine months were $266 million, compared with last year's amount of $271 million. We expect capital spending for fiscal 2001 to be about the same as last year's amount of $376 million.

As of June 30, 2001, total debt of $1.3 billion represented 36.4% of total capital (shareholders' equity, net non-current deferred income tax liabilities, and debt), down from 43.1% a year ago. Because of our strong credit rating, we believe we have the capacity to arrange any additional borrowings which might be required in the ordinary course of business.

Adoption of New Accounting Standards
------------------------------------

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." This SAB provides the SEC's views in applying generally accepted accounting principles to selected revenue recognition issues. We will be adopting the provisions of this SAB during the fourth quarter of fiscal 2001. We are continuing to quantify the impact as a result of the additional guidance issued by the SEC in October 2000 and are expecting to record a cumulative effect adjustment upon adoption. We do not expect the adoption of this SAB to be material to our results of operations or financial condition for the fiscal year ending September 30, 2001.

In June 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations initiated after July 1, 2001, and changes the criteria for recognizing intangible assets apart from goodwill. The requirements of SFAS No. 141 are effective for any business combination accounted for by the purchase method that is completed after June 30, 2001. SFAS No. 142 stipulates that goodwill and indefinite lived intangible assets will no longer be amortized, but instead will be periodically reviewed for impairment. The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. For goodwill and intangible assets acquired prior to July 1, 2001, the provisions of Statement 142 are effective upon adoption. We are required to adopt the provisions of SFAS No. 142 no later than October 1, 2002. We are in the process of evaluating these Statements and have not yet determined the future impact on our consolidated financial statements.

Prior Year Special Charges
--------------------------

We recorded special charges of $58 million, $76 million, and $91 million in fiscal years 2000, 1999, and 1998, respectively, as described in Note 7 of the Notes to Condensed Consolidated Financial Statements.

For the 2000 restructuring plan, the annual savings from the reduction in salaries and wages expense are estimated to be $30 million. As anticipated, these savings, beginning in 2001, offset incremental costs relating to programs, such as advanced protection technologies, blood glucose monitoring, molecular oncology, and our implementation of SAP, known as Genesis.

The annual savings of $6 million for the 1999 restructuring plan primarily related to a reduction in salaries and wages expense resulting from the voluntary retirement program. As anticipated, these benefits, beginning in 2000, offset incremental costs relating to Genesis.

For the 1998 restructuring plan, the estimated annual benefits of $4 million related to tax savings and reduced manufacturing costs associated with the move of the surgical blade plant in Hancock to Puerto Rico are expected to be realized following the closure of the Hancock facility. Beginning in 1999, we realized a reduction in amortization expense of $5 million, resulting from the write-down of certain assets, which offset incremental costs associated with Genesis. See Note 7 of the Notes to Condensed Consolidated Financial Statements for further discussion.


Cautionary Statement Pursuant to Private Securities Litigation Reform Act of
----------------------------------------------------------------------------
1995 -- "Safe Harbor" for Forward-Looking Statements
----------------------------------------------------

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


Item 3. Quantitative and Qualitative Disclosures About Market Risk
        ----------------------------------------------------------

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

        A more complete description of legal proceedings has been set forth in our 2000 annual report on Form 10-K (the "10-K"), as updated in our Forms 10-Q for the quarters ended December 31, 2000 and March 31, 2001. For the quarter ended June 30, 2001, the following changes have occurred.

        Latex Cases
        -----------

        We have now received a total of 466 claims to date, relating to alleged reactions caused by exposure to latex resulting from the use, over time, of latex gloves. The facts and circumstances of new claims filed since the 10-K are similar to those previously filed and we are of the same opinion as stated in the 10-K.

        RTI Litigation
        --------------

        On January 29, 2001, a lawsuit was filed under the caption Retractable Technologies, Inc. vs. Becton Dickinson and Company, et al. (Case No. CA5010V036, United States District Court for the Eastern District of Texas). The allegations of the lawsuit, with the exception of new causes of action under federal antitrust laws, are substantially similar to the allegations set forth in Retractable Technologies, Inc. vs. Becton Dickinson and Company et al. (Case No. 5333*J6198, Brazoria County District Court), which was withdrawn by the plaintiff on February 5, 2001. A Case Management Conference has been scheduled by the Court for August 15, 2001.

        CalOSHA Citation
        ----------------

        On May 11, 2001, CalOSHA issued a Citation and Notification of Penalty to the Kaiser Permanente Sunset facility in Los Angeles, setting forth a number of alleged violations. One of the alleged violations stated that: "The BD Eclipse blood collection device used in the Laboratory (Main and Outpatient) does not meet the definition of a needle with engineered sharp injury protection because it does not effectively reduce the risk of an exposure incident, and it causes splashing, spraying, spattering and/or generation of droplets of blood in violation of subsection 5193(d)(2)(D)." Kaiser has filed an appeal to this citation and we have moved to intervene in the proceeding. CalOSHA has issued a public statement that "We are not making an announcement per se
                                                                          ------
        that the Eclipse device is unacceptable, but that the way it was used may be a problem. We are not saying at this time that employers should not be using this device."

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

Item 6.  Exhibits and Reports on Form 8-K.
         ---------------------------------

         a)  Exhibits

             None.

         b)  Reports on Form 8-K

             During the three-month period ended June 30, 2001, we filed two Current Reports on Form 8-K:

             (i) Under Item 5 - Other Events, we announced our results for the quarter ended March 31, 2001 in a report dated April 18, 2001.

             (ii) Under Item 9 - Regulation FD Disclosure, we furnished information in a report dated May 25, 2001 regarding a Cal-OSHA citation received by a Kaiser Permanente hospital in Los Angeles that involved the use of one of our products.

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


                                        Becton, Dickinson and Company
                                        -----------------------------
                                                (Registrant)

Date    August 13, 2001
        ----------------


                                            /s/ John R. Considine
                                       ------------------------------
                                              John R. Considine
                            Executive Vice President and Chief Financial Officer
                                        (Principal Financial Officer)


                                             /s/ Richard M. Hyne
                                       ------------------------------
                                               Richard M. Hyne
                                        Vice President and Controller
                                         (Chief Accounting Officer)