Form 10-K
period 2001-09-30
BECTON DICKINSON & CO
filed 2001-12-21
CIK 10795

   AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON DECEMBER 21, 2001

________________________________________________________________________________

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              -------------------

                                   FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2001       COMMISSION FILE NUMBER 1-4802

                              -------------------

                         BECTON, DICKINSON AND COMPANY
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                              -------------------

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

                              -------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                                 NAME OF EACH EXCHANGE ON
               TITLE OF EACH CLASS                                   WHICH REGISTERED
               -------------------                                   ----------------
          Common Stock, par value $1.00                          New York Stock Exchange
         Preferred Stock Purchase Rights                         New York Stock Exchange

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                                      None

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes_X_    No___

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    As of November 30, 2001, 258,699,104 shares of the registrant's common stock were outstanding and the aggregate market value of such common stock held by nonaffiliates of the registrant was approximately $8,736,073,046.

                      DOCUMENTS INCORPORATED BY REFERENCE

    (1) Portions of the registrant's Annual Report to Shareholders for the fiscal year ended September 30, 2001 are incorporated by reference into Parts I and II hereof.

    (2) Portions of the registrant's Proxy Statement for the Annual Meeting of Shareholders to be held February 13, 2002 are incorporated by reference into
Part III hereof.

________________________________________________________________________________

                                     PART I

ITEM 1. BUSINESS.

GENERAL

    Becton, Dickinson and Company was incorporated under the laws of the State of New Jersey in November 1906, as successor to a New York business started in 1897. Its executive offices are located at 1 Becton Drive, Franklin Lakes,
New Jersey 07417-1880 and its telephone number is (201) 847-6800. All references herein to 'BD' refer to Becton, Dickinson and Company and its domestic and foreign subsidiaries unless otherwise indicated by the context.

    BD is engaged principally in the manufacture and sale of a broad range of medical supplies, devices, laboratory equipment and diagnostic products used by healthcare institutions, life science researchers, clinical laboratories, industry and the general public.

BUSINESS SEGMENTS

    BD's operations consist of three worldwide business segments: Medical Systems, Clinical Laboratory Solutions and Biosciences. Information with respect to BD's business segments appears on pages 46-47 of BD's Annual Report to Shareholders for the fiscal year ended September 30, 2001 (the '2001 Annual Report'), and is incorporated herein by reference as part of Exhibit 13.

Medical Systems

    The major products in this segment are hypodermic syringes and needles for injection, insulin syringes and pen needles for diabetes care, infusion therapy devices, prefillable drug delivery systems and surgical blades and scalpels. This segment also includes specialty blades and cannulas for ophthalmic surgery procedures, anesthesia needles, critical care systems, elastic support products and thermometers.

Clinical Laboratory Solutions

    The major products in this segment are clinical and industrial microbiology products, sample collection products, specimen management systems, hemotology instruments and other diagnostic systems, including immunodiagnostic test kits. This segment also includes consulting services and customized and automated bar-code systems.

Biosciences

    This segment provides integrated systems, products and services for a variety of applications in life sciences. The major products are flow cytometry systems for cell analysis, monoclonal antibodies for biomedical research, molecular biology reagents for the study of genes, cell growth and screening products and labware products.

FOREIGN OPERATIONS

    BD's products are manufactured and sold worldwide. The principal markets for BD's products outside the United States are Europe, Japan, Asia Pacific, Canada and Latin America. The principal products sold by BD outside of the United States are hypodermic needles and syringes, diagnostic systems, VACUTAINER'r' brand blood collection products, HYPAK'r' brand prefillable syringe systems, and infusion therapy products. BD has manufacturing operations outside the United States in Brazil, China, France, Germany, India, Ireland, Japan, Korea, Mexico, Pakistan, Singapore, Spain, Sweden and the United Kingdom. Information with respect to BD's geographic areas appears on page 48 of the 2001 Annual Report, and is incorporated herein by reference as part of Exhibit 13.

    Foreign economic conditions and exchange rate fluctuations have caused the profitability from foreign revenues to fluctuate more than the profitability from domestic revenues. BD believes its activities in some countries outside the United States involve greater risk than its domestic business due to the foregoing factors, as well as local commercial and economic policies and political uncertainties.

REVENUES AND DISTRIBUTION

    BD's products and services are marketed in the United States and internationally through sales representatives and independent distribution channels, and directly to end-users. Sales to a distributor, which supplies BD products from the Medical Systems and Clinical Laboratory Solutions segments to many end-users, accounted for approximately 11% of total BD revenues in fiscal 2001. Order backlog is not material to BD's business inasmuch as orders for BD products generally are received and filled on a current basis, except for items temporarily out of stock.

    In the fourth quarter of 2001, BD adopted the provisions of Staff Accounting Bulletin No. 101, 'Revenue Recognition in Financial Statements,' ('SAB 101') retroactive to October 1, 2000. Upon adoption of this SAB, BD changed its accounting method for recognizing the revenue on the sale of instruments in the Biosciences segment. Revenue will now be recognized for these instruments upon completion of installation at the customer site. BD also changed its accounting method for revenue recognition related to branded insulin syringe products sold under incentive programs to distributors in the U.S. consumer trade channel. Revenue will now be recognized for these sales upon the sell-through of such product from the distribution channel partner to the end customer. Substantially all other revenue is recognized when products are shipped to customers. Information with respect to BD's adoption of SAB 101 appears on pages 33 and 34 of the 2001 Annual Report, and is incorporated herein by reference as part of
Exhibit 13.

RESEARCH AND DEVELOPMENT

    BD conducts its research and development activities at its operating units, at Becton Dickinson Technologies in Research Triangle Park, North Carolina, and in collaboration with selected universities, medical centers and other entities. BD also retains individual consultants to support its efforts in specialized fields. BD spent $212,000,000 on research and development during the fiscal year ended September 30, 2001, and $224,000,000 and $254,000,000, respectively, during the two immediately preceding fiscal years. Research and development spending in fiscal year 1999 included the write-off of in-process research and development from acquisitions of $49,000,000. Information with respect to BD's write-off of in-process research and development from acquisitions appears on page 38 of the 2001 Annual Report, and is incorporated herein by reference as part of Exhibit 13.

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

REGULATION

    BD's medical technology products and operations are subject to regulation by the United States Food and Drug Administration and various other federal and state agencies, as well as by a number of foreign governmental agencies. BD believes it is in compliance in all material respects with the regulations promulgated by such agencies, and that such compliance has not had, and is not expected to have, a material adverse effect on its business.

    BD also believes that its operations comply in all material respects with applicable environmental laws and regulations. Such compliance has not had, and is not expected to have, a material adverse effect on BD's capital expenditures, earnings or competitive position.

EMPLOYEES

    As of September 30, 2001, BD had approximately 24,800 employees, of whom approximately 11,300 were employed in the United States. BD believes that its employee relations are satisfactory.

CAUTIONARY STATEMENT PURSUANT TO PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 -- 'SAFE HARBOR' FOR FORWARD-LOOKING STATEMENTS

    The Private Securities Litigation Reform Act of 1995 (the 'Act') provides a safe harbor for forward-looking statements made by or on behalf of BD. BD and its representatives may from time to time make certain forward-looking statements in publicly-released materials, both written and oral, including statements contained in this report and filings with the Securities and Exchange Commission and in our other reports to shareholders. Forward-looking statements may be identified by the use of words like 'plan,' 'expect,' 'believe,' 'intend,' 'will,' 'anticipate,' 'estimate' and other words of similar meaning in conjunction with, among other things, discussions of future operations and financial performance, as well as our strategy for growth, product development, regulatory approvals, market position and expenditures. All statements which address operating performance or events or developments that we expect or anticipate will occur in the future -- including statements relating to volume growth, sales and earnings per share growth and statements expressing views about future operating results -- are forward-looking statements within the meaning of the Act.

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

     Our ability to achieve earnings forecasts, which are generated, based on projected volumes and sales of many product types, some of which are more profitable than others. There can be no assurance that we will achieve a projected level or mix of product sales.

     Product efficacy or safety concerns resulting in product recalls, regulatory action on the part of the U.S. Food and Drug Administration (or foreign counterparts) or declining sales.

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

ITEM 2. PROPERTIES.

    BD's executive offices are located in Franklin Lakes, New Jersey. BD owns and leases approximately 14,000,000 square feet of manufacturing, warehousing, administrative and research facilities throughout the world. The domestic facilities, including Puerto Rico, comprise approximately 5,900,000 square feet of owned and 2,200,000 square feet of leased space. The foreign facilities comprise approximately 3,700,000 square feet of owned and 2,200,000 square feet of leased space. Sales offices and distribution centers included in the total square footage are also located throughout the world.

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

    The domestic facilities include facilities in Arizona, California, Colorado, Connecticut, Florida, Georgia, Illinois, Indiana, Kentucky, Maryland, Massachusetts, Michigan, Missouri, Nebraska, New Jersey, New York, North Carolina, South Carolina, Tennessee, Texas, Utah, Virginia, Wisconsin and Puerto Rico.

    The foreign facilities are grouped as follows:

         -- Canada includes approximately 105,900 square feet of leased space.

         -- Europe and Eastern Europe, Middle East and Africa include facilities in Austria, Belgium, Denmark, Egypt, England, Finland, France, Germany, Greece, Hungary, Ireland, Italy, the Netherlands, Poland, Russia, South Africa, Spain, Sweden, Switzerland, Turkey and the United Arab Emirates, and are comprised of approximately 1,900,000 square feet of owned and 900,000 square feet of leased space.

         -- Latin America includes facilities in Argentina, Bolivia, Brazil, Chile, Colombia, Guatemala, Mexico, Panama, Paraguay, Peru, Uruguay and Venezuela, and is comprised of approximately 775,700 square feet of owned and 730,500 square feet of leased space.

         -- Asia Pacific includes facilities in Australia, China, Hong Kong, India, Indonesia, Japan, Malaysia, New Zealand, Pakistan, the Philippines, Singapore, South Korea, Taiwan, Thailand and Vietnam, and is comprised of approximately 1,100,000 square feet of owned and 450,000 square feet of leased space.

    The table below summarizes property information by business segment:

                                                                      CLINICAL
                                                          MEDICAL    LABORATORY
          CATEGORY             CORPORATE   BIOSCIENCES    SYSTEMS    SOLUTIONS    MIXED(A)      TOTAL
          --------             ---------   -----------    -------    ---------    --------      -----
Leased
    Sites....................         2            16          127           6           14          165
    Square feet..............    10,055       410,159    2,205,291     181,446    1,580,317    4,387,268
    Manufacturing
      square footage.........         0             2            7           2            0           11
    Manufacturing
      facilities.............         0        94,318      314,003      25,267            0      433,588
Owned
    Facilities...............         3             4           27          13            5           52
    Square feet..............   431,260       613,203    5,179,757   2,580,269      798,926    9,603,415
    Manufacturing
      square footage.........         0             4           26          12            1           43
    Manufacturing
      facilities.............         0       265,133    2,985,149   1,460,556       52,008    4,762,846
Total
    Facilities...............         5            20          154          19           19          217
    Square feet..............   441,315     1,023,362    7,385,048   2,761,715    2,379,243   13,990,683
    Manufacturing
      square footage.........         0             6           33          14            1           54
    Manufacturing
      facilities.............         0       359,451    3,299,152   1,485,823       52,008    5,196,434

---------

(A) Facilities used by all business segments.

ITEM 3. LEGAL PROCEEDINGS.

    We, along with a number of other manufacturers, have been named as a defendant in approximately 482 product liability lawsuits (as of November 7, 2001) related to natural rubber latex that have been filed in various state and Federal courts. Cases pending in Federal Court are being coordinated under the matter In re Latex Gloves Products Liability Litigation (MDL Docket No. 1148) in Philadelphia, and analogous procedures have been implemented in the state courts of California,

Pennsylvania, New Jersey and New York. Generally, these actions allege that medical personnel have suffered allergic reactions ranging from skin irritation to anaphylaxis as a result of exposure to medical gloves containing natural rubber latex. In 1986, we acquired a business which manufactured, among other things, latex surgical gloves. In 1995, we divested this glove business. We are vigorously defending these lawsuits.

    We, along with another manufacturer and several medical product distributors, have been named as a defendant in 11 product liability lawsuits relating to healthcare workers who allegedly sustained accidental needlesticks, but have not become infected with any disease.

     In California, Chavez vs. Becton Dickinson (Case No. 722978, San Diego County Superior Court), filed on August 4, 1998, was dismissed in a judgment filed March 19, 1999. On August 29, 2000, the appellate court affirmed the dismissal of the product liability claims, leaving only a pending statutory claim for which the court has stated the plaintiff cannot recover damages. On September 10, 2001, the parties reached a final settlement of this remaining cause of action.

     In Florida, Delgado vs. Becton Dickinson et al. (Case No. 98-5608, Hillsborough County Circuit Court) filed on July 24, 1998, was voluntarily withdrawn by the plaintiffs on March 8, 1999.

     In New Jersey, Pollak, Swartley vs. Becton Dickinson et al. (Case No. L-9449-98, Camden County Superior Court), filed on December 7, 1998, summary judgment dismissing the complaint of the class representative was granted on November 30, 2001.

     In Pennsylvania, McGeehan vs. Becton Dickinson (Case No. 3474, Court of Common Pleas, Philadelphia County) filed on November 27, 1998, was dismissed without leave to amend in an order dated December 18, 2000.

    Cases have been filed on behalf of an unspecified number of healthcare workers in seven other states, seeking class action certification under the laws of these states. Generally, these remaining actions allege that healthcare workers have sustained needle sticks using hollow-bore needle devices manufactured by BD and, as a result, require medical testing, counseling and/or treatment. Several actions additionally allege that the healthcare workers have sustained mental anguish. Plaintiffs seek money damages in all of these actions, which are pending in Ohio state court, under the caption Grant vs. Becton Dickinson et al. (Case No. 98 CVB075616, Franklin County Court), filed on
July 22, 1998; in state court in Illinois, under the caption McCaster vs. Becton Dickinson et al. (Case No. 98L09478, Cook County Circuit Court), filed on
August 13, 1998; in state court in Oklahoma, under the caption Palmer vs. Becton Dickinson et al. (Case No. CJ-98-685, Sequoyah County District Court), filed on October 27, 1998; in state court in Alabama, under the caption Daniels vs. Becton Dickinson et al. (Case No. CV 1998 2757, Montgomery County Circuit Court), filed on October 30, 1998; in state court in South Carolina, under the caption Bales vs. Becton Dickinson et al. (Case No. 98-CP-40-4343, Richland County Court of Common Pleas), filed on November 25, 1998; in state court in New York, under the caption Benner vs. Becton Dickinson et al.
(Case No. 99-111372, Supreme Court of the State of New York), filed on June 1, 1999, and in Texas state court, under the caption Usrey vs. Becton Dickinson et al. (Case No. 342-173329-98, Tarrant County District Court), filed on April 9, 1998.

    In Texas state court, in the matter of Usrey vs. Becton Dickinson et al., the Court of Appeals for the Second District of Texas filed an Opinion on August 16, 2001 reversing the trial court's certification of a class, and remanding the case to the trial court for further proceedings consistent with that opinion. Plaintiffs petitioned the appellate court for rehearing, which the Court of Appeals denied on October 25, 2001.

    We continue to oppose class action certification in these cases and will continue vigorously to defend these lawsuits, including pursuing all appropriate rights of appeal.

    BD has insurance policies in place, and believes that a substantial portion of defense costs and potential liability, if any, in the latex and class action matters will be covered by insurance. In order to protect our rights to coverage, we have filed an action for declaratory judgment under the caption Becton Dickinson and Company vs. Adriatic Insurance Company et al. (Docket
No. MID-L-3649-99MT, Middlesex County Superior Court) in New Jersey state court. We have established reserves to cover reasonably-anticipated defense costs in all product liability lawsuits, including the needlestick class action and latex matters.

    On January 29, 2001, Retractable Technologies, Inc. ('RTI') filed an action under the caption Retractable Technologies, Inc. vs. Becton Dickinson and Company, et al. (Case No. CA510V036, United

States District Court, Eastern District of Texas), against BD, another manufacturer and two group purchasing organizations ('GPOs'). RTI (a manufacturer of retractable syringes) alleges that we and other defendants conspired to exclude them from the market and maintain our market share by entering into long-term contracts with GPOs in violation of state and Federal antitrust laws. Plaintiff seeks money damages. This action is in preliminary stages. Discovery commenced in October, 2001, and we are vigorously defending this action.

    On May 11, 2001, CalOSHA issued a Citation and Notification of Penalty to the Kaiser Permanente Sunset facility in Los Angeles, alleging that the BD Eclipse blood collection device used in the laboratory at that facility did not meet the California regulatory standard for a needle with engineered sharp injury protection. The Citation did not state the factual basis of the allegation or the relief sought. Kaiser has appealed this Citation and we have intervened in the proceeding. Subsequent to the Citation, CalOSHA issued a public statement that 'We are not making an announcement per se that the Eclipse device is unacceptable, but that the way it was used may be a problem. We are not saying at this time that employers should not be using this device.'

    We also are involved both as a plaintiff and a defendant in other legal proceedings and claims which arise in the ordinary course of business, including product liability and environmental matters.

    We are a party to a number of Federal proceedings in the United States brought under the Comprehensive Environmental Response, Compensation and Liability Act, also known as 'Superfund,' and similar state laws. For all sites, there are other potentially responsible parties that may be jointly or severally liable to pay all cleanup costs. We accrue costs for estimated environmental liabilities based upon our best estimate within the range of probable losses, without considering possible third-party recoveries.

    While it is not possible to predict or determine the outcome of the above or other legal actions brought against the Company, upon resolution of such matters, BD may incur charges in excess of currently established reserves. While such future charges, individually and in the aggregate, could have a material adverse impact on our net income and net cash flows in the period in which they are recorded or paid, in the opinion of management, the results of the above matters, individually and in the aggregate, are not expected to have a material adverse effect on our consolidated financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT (AS OF DECEMBER 1, 2001)

    The following is a list of the executive officers of BD, their ages and all positions and offices held by each of them during the past five years. There is no family relationship between any of the named persons.

NAME                             AGE                           POSITION
----                             ---                           --------
Edward J. Ludwig...............   50   Director since 1999; President and Chief Executive Officer since January 2000; (Elected to assume the additional role of
                                       Chairman of the Board on February 13, 2002); President from
                                       May 1999 to January 2000; Executive Vice President from
                                       July 1998 to May 1999; and Senior Vice President -- Finance
                                       and Chief Financial Officer from July 1995 to June 1998.
Richard O. Brajer..............  41    President -- Worldwide Clinical Laboratory Solutions since
                                       November 2000; President -- Worldwide Preanalytical Solutions
                                       from July 1999 to November 2000; President -- Worldwide
                                       Sample Collection from October 1998 to July 1999;
                                       President -- Infusion Therapy Europe from February 1998 to
                                       September 1998; and Vice President/General Manager --
                                       Consumer Products Europe from October 1995 to January 1998.

NAME                             AGE                           POSITION
----                             ---                           --------
Gilberto Bulcao................  54    President -- North and South Latin America since
                                       January 2000; and President -- South Latin America from
                                       October 1996 to December 1999.
Gary M. Cohen..................  42    President -- Worldwide Medical Systems since May 1999;
                                       Executive Vice President from July 1998 to May 1999;
                                       President -- Becton Dickinson Europe and Worldwide
                                       Sample Collection from October 1997 to June 1998; and
                                       President -- Worldwide Sample Collection from
                                       October 1996 to September 1997.
John R. Considine..............  51    Executive Vice President and Chief Financial Officer
                                       since June 2000; Senior Vice President, Finance of
                                       American Home Products Corporation from February to
                                       June 2000; and prior thereto, Vice President, Finance of
                                       American Home Products Corporation.
Jean-Marc Dageville............  42    Vice President -- Human Resources since March, 2001;
                                       Vice President -- Human Resources, BD Medical Systems
                                       2001-2001; Vice President -- Human Resources, Europe
                                       1998-2000; and prior thereto HR Director, Europe for the
                                       Microbiology, Consumer Healthcare and Medical and
                                       Infusion Therapy businesses.
Vincent A. Forlenza............  48    Senior Vice President -- Technology, Strategy and
                                       Development since February 1999; and
                                       President -- Worldwide Microbiology Systems from
                                       October 1996 to January 1999.
A. John Hanson.................  57    President -- Becton Dickinson Europe since
                                       October 1998; Vice President Becton Dickinson Vacutainer
                                       Systems Europe from May 1997 to October 1998; and prior
                                       thereto, Director of Operations.
Bridget M. Healy...............  46    Vice President, General Counsel and Corporate Secretary
                                       since June 2000; Vice President and Corporate Secretary
                                       from February 1997 to June 2000; Assistant Corporate
                                       Secretary, Associate General Counsel and Senior
                                       Corporate Attorney from September 1995 to
                                       February 1997.
William A. Kozy................  49    Senior Vice President -- Company Operations since
                                       November 2000; Senior Vice President -- Manufacturing
                                       from October 1998 to November 2000; and
                                       President -- Worldwide Injection Systems from
                                       October 1996 to October 1998.
Deborah J. Neff................  48    President -- Worldwide Biosciences since February 1999;
                                       and President -- Worldwide Immunocytometry Systems from
                                       October 1996 to January 1999.
Rex C. Valentine...............  50    President -- Becton Dickinson Japan since January 1997,
                                       and prior thereto General Manager, Diabetes Health Care,
                                       Becton Dickinson Japan.
James R. Wessel................  61    President -- Becton Dickinson Asia-Pacific since
                                       May 2000; and President -- Becton Dickinson Canada from
                                       October 1996 to May 2000.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

    BD's common stock is listed on the New York Stock Exchange. As of November 30, 2001, there were approximately 10,330 shareholders of record. The balance of the information required by this item appears under the caption 'Common Stock Prices and Dividends' on the inside back cover of BD's 2001 Annual Report and is incorporated herein by reference as part of Exhibit 13.

ITEM 6. SELECTED FINANCIAL DATA.

    The information required by this item is included under the caption 'Ten-Year Summary of Selected Financial Data' on pages 18-19 of BD's 2001 Annual Report and is incorporated herein by reference as part of Exhibit 13.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    The information required by this item is included in the text contained under the caption 'Financial Review' on pages 20-26 of BD's 2001 Annual Report and is incorporated herein by reference as part of Exhibit 13.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

    The information required by this item is included in the text contained on page 22 of the 'Financial Review' section of BD's 2001 Annual Report, and in notes 1 and 10 to the consolidated financial statements contained in BD's 2001 Annual Report, and each is incorporated herein by reference as part of
Exhibit 13.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

    The information required by this item is included on page 15 herein and on pages 27-48 of BD's 2001 Annual Report and is incorporated herein by reference as part of Exhibit 13.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

    The information relating to directors required by this item will be contained under the captions 'Board of Directors', 'Election of Directors' and 'Continuing Directors' in a definitive Proxy Statement involving the election of directors which the registrant will file with the Securities and Exchange Commission not later than 120 days after September 30, 2001 (the 'Proxy Statement'), and such information is incorporated herein by reference.

    The information relating to executive officers required by this item is included herein in Part I under the caption 'Executive Officers of the Registrant'.

    The information required pursuant to Item 405 of Regulation S-K will be contained under the caption 'Section 16(a) Beneficial Ownership Reporting Compliance' in BD's Proxy Statement, and such information is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

    The information required by this item will be contained under the captions 'Board of Directors' and 'Executive Compensation' in BD's Proxy Statement, and such information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    The information required by this item will be contained under the caption 'Share Ownership of Management and Certain Beneficial Owners' in BD's Proxy Statement, and such information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    Not applicable.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)(1) Financial Statements

    The following consolidated financial statements of BD included in BD's 2001 Annual Report at the pages indicated in parentheses, are incorporated by reference in Item 8 hereof:

        Report of Independent Auditors (page 27)

        Consolidated Statements of Income -- Years ended September 30, 2001, 2000 and 1999 (page 28)

        Consolidated Statements of Comprehensive Income -- Years ended September 30, 2001, 2000 and 1999 (page 29)

        Consolidated Balance Sheets -- September 30, 2001 and 2000 (page 30)

        Consolidated Statements of Cash Flows -- Years ended September 30, 2001, 2000 and 1999 (page 31)

        Notes to Consolidated Financial Statements (pages 32-48)

(a)(2) Financial Statement Schedules

    The following consolidated financial statement schedule of BD is included herein at the page indicated in parentheses:

        Schedule II -- Valuation and Qualifying Accounts (page 13)

    All other schedules for which provision is made in the applicable accounting regulations of the Securities Exchange Act of 1934 are not required under the related instructions or are inapplicable, and therefore have been omitted.

(a)(3) Exhibits

    See Exhibit Index on pages 14-17 hereof for a list of all management contracts, compensatory plans and arrangements required by this item (Exhibit Nos. 10(a)(i) through 10(o)(ii), and all other Exhibits filed or incorporated by reference as a part of this report.)

(b) Reports on Form 8-K

    On July 6, 2001, BD filed amended by-laws on a Form 8-K. On July 18, 2001, BD filed a report on Form 8-K for purposes of reporting its results for the third quarter ended June 30, 2001. On September 17, 2001, BD filed a report on Form 8-K for purposes of reporting the approval by the Board of Directors of a stock repurchase program. Pursuant to Regulation FD, BD also filed a report on Form 8-K on August 17, 2001 to report on developments in certain legal proceedings.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          BECTON, DICKINSON AND COMPANY

                                          By:        /s/ BRIDGET M. HEALY
                                              ..................................
                                                      BRIDGET M. HEALY
                                               VICE PRESIDENT, GENERAL COUNSEL
                                                   AND CORPORATE SECRETARY

Dated: December 21, 2001

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on the 21st day of December, 2001 by the following persons on behalf of the registrant and in the capacities indicated.

                   NAME                                    CAPACITY
                   ----                                    --------
          /s/ CLATEO CASTELLINI                     Chairman of the Board
 .........................................
           (CLATEO CASTELLINI)

           /s/ EDWARD J. LUDWIG                    Director, President and
 .........................................         Chief Executive Officer
            (EDWARD J. LUDWIG)                  (Principal Executive Officer)

          /s/ JOHN R. CONSIDINE                  Executive Vice President and
 .........................................         Chief Financial Officer
           (JOHN R. CONSIDINE)                  (Principal Financial Officer)

           /s/ RICHARD M. HYNE                  Vice President and Controller
 .........................................      (Principal Accounting Officer)
            (RICHARD M. HYNE)

         /s/ HARRY N. BEATY, M.D.                          Director
 .........................................
          (HARRY N. BEATY, M.D.)

         /s/ HENRY P. BECTON, JR.                          Director
 .........................................
          (HENRY P. BECTON, JR.)

          /s/ ALBERT J. COSTELLO                           Director
 .........................................
           (ALBERT J. COSTELLO)

       /s/ GERALD M. EDELMAN, M.D.                         Director
 .........................................
        (GERALD M. EDELMAN, M.D.)

            /s/ FRANK A. OLSON                             Director
 .........................................
             (FRANK A. OLSON)

             /s/ JAMES F. ORR                              Director
 .........................................
              (JAMES F. ORR)

       /s/ WILLARD J. OVERLOCK, JR.                        Director
 .........................................
        (WILLARD J. OVERLOCK, JR.)

                   NAME                                    CAPACITY
                   ----                                    --------
          /s/ JAMES E. PERRELLA                            Director
 .........................................
           (JAMES E. PERRELLA)

            /s/ ALFRED SOMMER                              Director
 .........................................
             (ALFRED SOMMER)

         /s/ MARGARETHA AF UGGLAS                          Director
 .........................................
          (MARGARETHA AF UGGLAS)

                                                                     SCHEDULE II

                         BECTON, DICKINSON AND COMPANY
                       VALUATION AND QUALIFYING ACCOUNTS
                 YEARS ENDED SEPTEMBER 30, 2001, 2000 AND 1999
                           (THOUSANDS OF DOLLARS)

                    COL. A                        COL. B       COL. C       COL. D         COL. E
---------------------------------------------------------------------------------------------------
                                                             ADDITIONS
                                                BALANCE AT   CHARGED TO                  BALANCE AT
                                                BEGINNING    COSTS AND                    END OF
                 DESCRIPTION                    OF PERIOD    EXPENSES     DEDUCTIONS      PERIOD
----------------------------------------------  ----------   ----------   ----------     ----------
2001
      Against trade receivables:
        For doubtful accounts.................   $32,986      $ 7,063      $10,301(A)     $29,748
        For cash discounts....................    10,656       27,201       25,313         12,544
                                                 -------      -------      -------        -------
            Total.............................   $43,642      $34,264      $35,614        $42,292
                                                 -------      -------      -------        -------
                                                 -------      -------      -------        -------

2000
      Against trade receivables:
        For doubtful accounts.................   $34,775      $   691      $ 2,480(A)     $32,986
        For cash discounts....................    14,261       28,022       31,627         10,656
                                                 -------      -------      -------        -------
            Total.............................   $49,036      $28,713      $34,107        $43,642
                                                 -------      -------      -------        -------
                                                 -------      -------      -------        -------

1999
      Against trade receivables:
        For doubtful accounts.................   $24,739      $13,244      $ 3,208(A)     $34,775
        For cash discounts....................    10,779       38,292       34,810         14,261
                                                 -------      -------      -------        -------
            Total.............................   $35,518      $51,536      $38,018        $49,036
                                                 -------      -------      -------        -------
                                                 -------      -------      -------        -------

---------

 (A) Accounts written off.

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                    DESCRIPTION                           METHOD OF FILING
------                    -----------                           ----------------
  3(a)(i)   Restated Certificate of Incorporation, as  Incorporated by reference to Exhibit 3(a)
            amended January 22, 1990                   to the registrant's Annual Report on
                                                       Form 10-K for fiscal year ended
                                                       September 30, 1990
  3(a)(ii)  Amendment to the Restated Certificate of   Incorporated by reference to Exhibit 3(a)
            Incorporation, as of August 5, 1996        to the registrant's Quarterly Report on
                                                       Form 10-Q for the period ended June 30,
                                                       1996
  3(a)(iii) Amendment to the Restated Certificate of   Incorporated by reference to Exhibit 3(b)
            Incorporation, as of August 10, 1998       to the registrant's Quarterly Report on
                                                       Form 10-Q for the period ended June 30,
                                                       1998
  3(b)      By-Laws, as amended and restated as of     Incorporated by reference to
            May 22, 2001                               Exhibit 3(ii) to Form 8-K filed by the
                                                       registrant on July 5, 2001
  4(a)      Indenture, dated as of December 1, 1982,   Incorporated by reference to Exhibit 4 to
            between the registrant and Manufacturers   Registration Statement No. 2-80707 on Form
            Hanover Trust Company                      S-3 filed by the registrant
  4(b)      First Supplemental Indenture, dated as of  Incorporated by reference to Exhibit 4(b)
            May 15, 1986, between the registrant and   to Registration Statement No. 33-5663 on
            Manufacturers Hanover Trust Company        Form S-3 filed by the registrant
  4(c)      Second Supplemental Indenture, dated as    Incorporated by reference to Exhibit 4(c)
            of January 10, 1995, between the           to Form 8-K filed by the registrant on
            registrant and The Chase Manhattan Bank    January 12, 1995
            (formerly known as Chemical Bank, the
            successor by merger to Manufacturers
            Hanover Trust Company)
  4(d)      Indenture, dated as of March 1, 1997,      Incorporated by reference to Exhibit 4(a)
            between the registrant and The Chase       to Form 8-K filed by the registrant on
            Manhattan Bank                             July 31, 1997 (the registrant hereby
                                                       agrees to furnish to the Commission upon
                                                       request a copy of any other instruments
                                                       which define the rights of holders of
                                                       long-term debt of the registrant)
  4(e)(i)   Rights Agreement, dated November 28,       Incorporated by reference to Exhibit
            1995, as amended and restated as of        4(e)(i) to the registrant's Quarterly
            March 28, 2000, between the registrant     Report on Form 10-Q for the period ended
            and Equiserve Trust Company, N.A., which   March 31, 2000
            includes as thereto, the Form of Right
            Certificate, and as Exhibit B thereto,
            the Summary of Rights to Purchase
            Preferred Stock (the 'Amended and
            Restated Rights Agreement')
  4(e)(ii)  Amendment No. 1 to the Amended and         Incorporated by reference to
            Restated Rights Agreement, dated as of     Exhibit 4(e)(ii) to the registrant's
            April 24, 2000                             Quarterly Report on Form 10-Q for the
                                                       period ended March 31, 2000

EXHIBIT
NUMBER                    DESCRIPTION                           METHOD OF FILING
------                    -----------                           ----------------
    10(a)(i)  Form of Employment Agreement providing  Incorporated by reference to Exhibit
              for certain payments to Executive       10(b)(i) to the registrant's Quarterly
              Officers in the event of a discharge    Report on Form 10-Q for the period
              or significant change in such           ended March 31, 2000
              officers' respective duties after a
              change of control of the registrant
    10(a)(ii) Form of Employment Agreement providing  Incorporated by reference to Exhibit
              for certain payments to Corporate       10(b)(ii) to the registrant's
              Officers in the event of a discharge    Quarterly Report on Form 10-Q for the
              or significant change in such           period ended March 31, 2000
              officers' respective duties after a
              change of control of the registrant
    10(b)(i)  Form of Split Dollar Agreement and      Incorporated by reference to Exhibit
              related Collateral Assignment covering  10(e) to the registrant's Annual
              the providing to certain corporate      Report on Form 10-K for the fiscal
              officers of a life insurance policy in  year ended September 30, 1987 an amount equal to two times base
              salary in lieu of full participation
              in the registrant's group life
              insurance program
    10(b)(ii) Form of Endorsement Method Split        Incorporated by reference to Exhibit
              Agreement covering the providing to     10(c)(ii) to the registrant's Annual
              certain corporate officers of a life    Report on Form 10-K for the fiscal
              insurance policy in an amount equal to  year ended September 30, 1999
              Report on Form 10-K for the fiscal
              year ended September 30, 1999 two
              times base salary in lieu of full
              participation in the registrant's
              group life insurance program
    10(c)(i)  Stock Award Plan, as amended and        Incorporated by reference to Exhibit
              restated effective February 11, 1992    10(d) to the registrant's Annual
                                                      Report on Form 10-K for the fiscal
                                                      year ended September 30, 1992
    10(c)(ii) Amendment dated as of April 24, 2000    Incorporated by reference to Exhibit
              to the Stock Award Plan, as amended     10(d) to the registrant's Quarterly
              and restated effective February 11,     Report on Form 10-Q for the period
              1992                                    ended June 30, 2000
    10(d)     Performance Incentive Plan, as amended  Filed with this report and restated January 23, 2001
    10(e)(i)  1982 Unqualified Stock Option Plan, as  Incorporated by reference to Exhibit
              amended and restated February 8, 1994   10(f) to the registrant's Annual
                                                      Report on Form 10-K for the fiscal
                                                      year ended September 30, 1994
    10(e)(ii) Amendment dated as of April 24, 2000    Incorporated by reference to Exhibit
              to the 1982 Unqualified Stock Option    10(f) to the registrant's Quarterly
              Plan, as amended and restated           Report on Form 10-Q for the period
              February 8, 1994                        ended June 30, 2000
    10(f)     Deferred Compensation Plan, as amended  Filed with this report and restated November 1, 2001

EXHIBIT
NUMBER                    DESCRIPTION                           METHOD OF FILING
------                    -----------                           ----------------
    10(g)(i)   1996 Directors' Deferral Plan           Incorporated by reference to
                                                       Exhibit 4 to Registration Statement
                                                       No. 333-16091 on Form S-8 filed by the
                                                       registrant
    10(g)(ii)  Amendment dated as of April 24, 2000    Incorporated by reference to Exhibit
               to the 1996 Directors' Deferral Plan,   10(g)(ii) to the registrant's
               dated November 1, 1996                  Quarterly Report on Form 10-Q for the
                                                       period ended June 30, 2000
    10(h)(i)   1990 Stock Option Plan, as amended and  Incorporated by reference to Exhibit
               restated February 8, 1994               10(i) to the registrant's Annual
                                                       Report on Form 10-K for the fiscal
                                                       year ended September 30, 1994
    10(h)(ii)  Amendment dated as of April 24, 2000    Incorporated by reference to Exhibit
               to the 1990 Stock Option Plan, as       10(h) to the registrant's Quarterly
               amended and restated February 8, 1994   Report on Form 10-K for the period
                                                       ended June 30, 2000
    10(i)(i)   Retirement Benefit Restoration Plan,    Incorporated by reference to Exhibit
               as amended and restated as of           10(i)(i) to the registrant's Annual
               November 27, 2000                       Report on Form 10-K for the fiscal
                                                       year ended September 30, 2000
    10(i)(ii)  Amendment to the Retirement Benefit     Filed with this report
               Restoration Plan dated October 16,
               2001
    10(i)(iii) Employee Participation Agreement dated  Incorporated by reference to Exhibit
               November 27, 2000 between the           10(i)(iii) to the registrant's Annual
               registrant and John R. Considine        Report on Form 10-K for the period
                                                       ended September 30, 2000
    10(i)(iv)  Agreement dated December 18, 2000       Incorporated by reference to Exhibit
               between the registrant and John R.      10(i)(iv) to the registrant's Annual
               Considine                               Report on Form 10-K for the period
                                                       ended September 30, 2000
    10(j)(i)   1994 Restricted Stock Plan for          Incorporated by reference to
               Non-Employee Directors                  Exhibit A to the registrant's Proxy
                                                       Statement dated January 5, 1994
    10(j)(ii)  Amendment to the 1994 Restricted Stock  Incorporated by reference to Exhibit
               Plan for Non-Employee Directors as of   10(j)(ii) to the registrant's Annual
               November 26, 1996                       Report on Form 10-K for the fiscal
                                                       year ended September 30, 1996
    10(k)(i)   1995 Stock Option Plan, as amended and  Incorporated by reference to Exhibit
               restated January 27, 1998               10(k) to the registrant's Annual
                                                       Report on Form 10-K for the fiscal
                                                       year ended September 30, 1998
    10(k)(ii)  Amendments dated as of April 24, 2000   Incorporated by reference to Exhibit
               to the 1995 Stock Option Plan, as       10(k) to the registrant's Quarterly
               amended and restated January 27, 1998   Report on Form 10-Q for the period
                                                       ended June 30, 2000
    10(l)(i)   1998 Stock Option Plan                  Incorporated by reference to Exhibit
                                                       10.1 to the registrant's Quarterly
                                                       Report on Form 10-Q/A for the period
                                                       ended March 31, 1998

EXHIBIT
NUMBER                    DESCRIPTION                           METHOD OF FILING
------                    -----------                           ----------------
    10(l)(ii) Amendments dated as of April 24, 2000   Incorporated by reference to Exhibit
              to the 1998 Stock Option Plan 10-Q for  10(l) to the registrant's Quarterly
              the period ended June 30, 2000          Report on Form
    10(m)     Australian, French and Spanish addenda  Incorporated by reference to Exhibit
              to the Becton, Dickinson and Company    10(m) to the registrant's Annual
              Stock Option Plans                      Report on Form 10-K for the fiscal
                                                      year ended September 30, 1998
    10(n)     Indian addendum to the Becton,          Incorporated by reference to Exhibit
              Dickinson and Company Stock Option      10(n) to registrant's Annual Report on
              Plans                                   Form 10-K for the fiscal year ended
                                                      September 30, 1999
    10(o)(i)  Non-Employee Directors 2000 Stock       Incorporated by reference to Exhibit
              Option Plan                             10(o) to the registrant's Quarterly
                                                      Report on Form 10-Q for the period
                                                      ended March 31, 2000
    10(o)(ii) Amendments dated as of April 24, 2000   Incorporated by reference to Exhibit
              to the Non-Employee Directors 2000      10(o) to the registrant's Quarterly
              Stock Option Plan                       Report on Form 10-Q for the period
                                                      ended June 30, 2000
    13        Portions of the registrant's Annual     Filed with this report
              Report to Shareholders for fiscal year
              2001
    21        Subsidiaries of the registrant          Filed with this report
    23        Consent of independent auditors         Filed with this report

                              -------------------
    Copies of any Exhibits not accompanying this Form 10-K are available at a charge of 25 cents per page by contacting: Investor Relations, Becton, Dickinson and Company, 1 Becton Drive, Franklin Lakes, New Jersey 07417-1880, Phone:
1-800-284-6845.

                          STATEMENT OF DIFFERENCES
                          ------------------------

 The registered trademark symbol shall be expressed as.................. 'r'