Form 10-Q
period 2001-12-31
BECTON DICKINSON & CO
filed 2002-02-14
CIK 10795

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

 (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended                  December 31, 2001
                               -------------------------------------------------

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
                                             ---   ---

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class of Common Stock                  Shares Outstanding as of January 31, 2002
---------------------                  -----------------------------------------
Common stock, par value $1.00                          258,661,219

                          BECTON, DICKINSON AND COMPANY
                                    FORM 10-Q
                For the quarterly period ended December 31, 2001

                                TABLE OF CONTENTS


Part I.       FINANCIAL INFORMATION                                                     Page Number
-------       ---------------------                                                     -----------
Item 1.       Financial Statements (Unaudited)
                   Condensed Consolidated Balance Sheets....................                  3
                   Condensed Consolidated Statements of Income..............                  4
                   Condensed Consolidated Statements of Cash Flows..........                  5
                   Notes to Condensed Consolidated Financial Statements.....                  6
Item 2.       Management's Discussion and Analysis of Financial Condition
              and Results of Operations.....................................                 13
Item 3.       Quantitative and Qualitative Disclosures About Market Risk....                 18

Part II.      OTHER INFORMATION
--------      -----------------

Item 1.       Legal Proceedings.............................................                 19
Item 2.       Changes in Securities and Use of Proceeds.....................                 20
Item 3.       Defaults Upon Senior Securities...............................                 20
Item 4.       Submission of Matters to a Vote of Security Holders...........                 20
Item 5.       Other Information.............................................                 20
Item 6.       Exhibits and Reports on Form 8-K..............................                 20

Signatures    ..............................................................                 21

                          ITEM 1. FINANCIAL STATEMENTS
                          BECTON, DICKINSON AND COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                              Thousands of Dollars

                                                                                 December 31,               September 30,
 Assets                                                                             2001                         2001
 ------                                                                          ----------                   ----------
                                                                                 (Unaudited)
 Current Assets:
    Cash and equivalents                                                         $  153,544                   $   82,129
    Short-term investments                                                            1,981                        4,571
    Trade receivables, net                                                          657,328                      768,047
    Inventories:
       Materials                                                                    169,938                      160,208
       Work in process                                                              120,646                      115,257
       Finished products                                                            413,816                      432,279
                                                                                 ----------                   ----------
                                                                                    704,400                      707,744
    Prepaid expenses, deferred taxes and other                                      202,234                      200,451
                                                                                 ----------                   ----------
       Total Current Assets                                                       1,719,487                    1,762,942

 Property, plant and equipment                                                    3,477,235                    3,420,294
   Less allowances for depreciation and amortization                              1,751,392                    1,704,271
                                                                                 ----------                   ----------
                                                                                  1,725,843                    1,716,023

 Goodwill, Net                                                                      460,095                      431,452
 Core and Developed Technology, Net                                                 299,307                      304,688
 Other Intangibles, Net                                                             131,856                      164,643

 Other                                                                              426,669                      422,539
                                                                                 ----------                   ----------

       Total Assets                                                              $4,763,257                   $4,802,287
                                                                                 ==========                   ==========

Liabilities and Shareholders' Equity
------------------------------------

 Current Liabilities:
    Short-term debt                                                              $  489,484                   $  454,012
    Payables and accrued expenses                                                   819,823                      810,664
                                                                                 ----------                   ----------
       Total Current Liabilities                                                  1,309,307                    1,264,676

 Long-Term Debt                                                                     766,193                      782,996

 Long-Term Employee Benefit Obligations                                             240,224                      335,731

 Deferred Income Taxes and Other                                                     92,769                       90,117

 Commitments and Contingencies                                                           --                           --

 Shareholders' Equity:
    Preferred stock                                                                  40,031                       40,528
    Common stock                                                                    332,662                      332,662
    Capital in excess of par value                                                  155,051                      148,690
    Retained earnings                                                             3,210,793                    3,137,304
    Unearned ESOP compensation                                                      (12,576)                     (12,001)
    Deferred compensation                                                            10,760                        7,096
    Common shares in treasury - at cost                                            (991,600)                    (937,790)
    Accumulated other comprehensive loss                                           (390,357)                    (387,722)
                                                                                 ----------                   ----------
       Total Shareholders' Equity                                                 2,354,764                    2,328,767
                                                                                 ----------                   ----------

       Total Liabilities and Shareholders' Equity                                $4,763,257                   $4,802,287
                                                                                 ==========                   ==========

See notes to condensed consolidated financial statements

                          BECTON, DICKINSON AND COMPANY
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                   Thousands of Dollars, Except Per-share Data
                                   (Unaudited)

                                                         Three Months Ended
                                                            December 31,
                                                      --------------------------
                                                        2001             2000
                                                      ---------       ---------
Revenues                                              $ 944,946       $ 864,418

Cost of products sold                                   499,762         453,918
Selling and administrative                              248,294         235,292
Research and development                                 55,237          52,727
                                                      ---------       ---------
Total Operating Costs and Expenses                      803,293         741,937
                                                      ---------       ---------

Operating Income                                        141,653         122,481

Interest expense, net                                    (9,571)        (18,564)
Other expense, net                                       (1,616)         (2,059)
                                                      ---------       ---------

Income Before Income Taxes and Cumulative
  Effect of Change in Accounting Principle              130,466         101,858

Income tax provision                                     30,793          28,160
                                                      ---------       ---------

Income Before Cumulative Effect of Change
  in Accounting Principle                                99,673          73,698

Cumulative effect of change in
  accounting principle, net of tax                           --         (36,750)
                                                      ---------       ---------

Net Income                                            $  99,673       $  36,948
                                                      =========       =========

Basic Earnings Per Share
  Before Cumulative Effect of Change in
     Accounting Principle                             $     .38       $     .29
  Cumulative effect of change in accounting
     principle, net of tax                                   --            (.14)
                                                      ---------       ---------

  Basic Earnings Per Share                            $     .38       $     .15
                                                      =========       =========

Diluted Earnings Per Share
  Before Cumulative Effect of Change in
     Accounting Principle                             $     .37       $     .28
  Cumulative effect of change in accounting
     principle, net of tax                                   --            (.14)
                                                      ---------       ---------

  Diluted Earnings Per Share                          $     .37       $     .14
                                                      =========       =========

Dividends Per Common Share                            $   .0975       $    .095
                                                      =========       =========


See notes to condensed consolidated financial statements

                          BECTON, DICKINSON AND COMPANY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              Thousands of Dollars
                                   (Unaudited)

                                                                              Three Months Ended
                                                                                 December 31,
                                                                           ------------------------
                                                                              2001           2000
                                                                           ---------      ---------
 Operating Activities

   Net income                                                              $  99,673      $  36,948
   Adjustments to net income to derive net cash
     provided by operating activities:
       Depreciation and amortization                                          72,960         75,318
       Pension contribution                                                 (100,000)            --
       Cumulative effect of change in accounting principle, net of tax            --         36,750
       Change in working capital                                              73,749        (66,788)
       Other, net                                                              9,103         12,962
                                                                           ---------      ---------
       Net Cash Provided by Operating Activities                             155,485         95,190
                                                                           ---------      ---------

 Investing Activities

   Capital expenditures                                                      (49,505)       (77,213)
   Acquisitions of businesses, net of cash acquired                               --         (2,575)
   Sales (purchases) of investments, net                                       5,343           (544)
   Capitalized software                                                      (21,966)       (18,152)
   Other, net                                                                 (8,232)       (10,868)
                                                                           ---------      ---------
       Net Cash Used for Investing Activities                                (74,360)      (109,352)
                                                                           ---------      ---------

 Financing Activities

   Change in short-term debt                                                  36,772         23,258
   Proceeds from long-term debt                                                3,820          2,127
   Payments of long-term debt                                                 (1,848)        (1,579)
   Repurchase of common stock                                                (52,857)            --
   Issuance of common stock from treasury                                      4,983         21,407
   Dividends paid                                                                 49           (652)
                                                                           ---------      ---------
       Net Cash (Used for) Provided by Financing Activities                   (9,081)        44,561
                                                                           ---------      ---------

 Effect of exchange rate changes on cash and equivalents                        (629)          (583)
                                                                           ---------      ---------
       Net increase in cash and equivalents                                   71,415         29,816

 Opening Cash and Equivalents                                                 82,129         49,196
                                                                           ---------      ---------
 Closing Cash and Equivalents                                              $ 153,544      $  79,012
                                                                           =========      =========


See notes to condensed consolidated financial statements

                          BECTON, DICKINSON AND COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
          Dollar and Share Amounts in Thousands, Except Per-share Data
                                December 31, 2001

Note 1 - Basis of Presentation
------------------------------

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, in the opinion of the management of the Company, include all adjustments which are of a normal recurring nature, necessary for a fair presentation of financial position and the results of operations and cash flows for the periods presented. However, the financial statements do not include all information and footnotes required for a presentation in accordance with generally accepted accounting principles. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included or incorporated by reference in the Company's 2001 Annual Report on Form 10-K. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year.

The Company adopted the provisions of Securities and Exchange Commission Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," ("SAB 101") in the fourth quarter of fiscal 2001, retroactive to October 1, 2000, as more fully discussed in the 2001 Annual Report on Form 10-K. Prior year results have been restated to reflect this adoption.

Effective October 1, 2001, the Company adopted the provisions of Statement of Financial Accounting Standard ("SFAS") No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets," as more fully discussed in
Note 8. As a result of the adoption of these Statements, the Company is no longer amortizing goodwill and indefinite-lived intangible assets, and has reclassified certain assets from Other Intangibles, Net that did not meet the criteria for recognition apart from goodwill.

The Company re-designated its cash flow hedges in April 2001 pursuant to implementation guidance released by the Derivatives Implementation Group of the Financial Accounting Standards Board ("FASB") related to SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as more fully discussed in the its 2001 Annual Report on Form 10-K. This interpretation allows changes in time value of options to be included in effectiveness testing. Prior to the release of this guidance and the re-designation of these hedges, the Company recorded the change in the time value of options in other expense. Hedging costs of $5,903 recorded in other expense in the first quarter of fiscal 2001 have been reclassified as a reduction in revenues, to conform with the current year presentation.

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

Note 3 - Comprehensive Income
-----------------------------

Comprehensive income for the Company is comprised of the following:

                                                                      Three Months Ended
                                                                          December 31,
                                                                    ------------------------
                                                                      2001            2000
                                                                    --------         -------
Net Income                                                          $ 99,673         $36,948
Other Comprehensive Income, Net of Tax
     Foreign currency translation adjustments                        (11,833)          6,347
     Unrealized gain (loss) on investments, net of
          amounts realized                                             6,333           (859)
     Unrealized gain on cash flow hedges, net of
          amounts realized                                             2,865           2,050
                                                                    --------         --------

Comprehensive Income                                                $ 97,038         $44,486
                                                                    ========         ========

The amount of unrealized gains or losses on investments and cash flow hedges in comprehensive income has been adjusted to reflect the realized gains included in net income during the three months ended December 31, 2001 and 2000.

Note 4 - Earnings per Share
---------------------------

The following table sets forth the computations of basic and diluted earnings per share, before the cumulative effect of accounting change:

                                                                                Three Months Ended
                                                                                    December 31,
                                                                              -------------------------
                                                                                2001            2000
                                                                              --------        --------
   Income Before Cumulative Effect of Accounting Change                       $ 99,673        $ 73,698
   Preferred stock dividends                                                      (654)           (701)
                                                                              --------        --------

   Income available to common shareholders (A)                                  99,019          72,997

   Preferred stock dividends - using "if converted" method                         654             701
   Additional ESOP contribution - using "if converted"
        method                                                                    (149)           (160)
                                                                              --------        --------
   Income available to common shareholders
        after assumed conversions (B)                                         $ 99,524        $ 73,538
                                                                              ========        ========

   Average common shares outstanding (C)                                       259,192         254,465
   Dilutive stock equivalents from stock plans                                   6,638           7,122
   Shares issuable upon conversion of preferred stock                            4,342           4,650
                                                                              --------        --------
   Average common and common equivalent
        shares outstanding - assuming dilution (D)                             270,172         266,237
                                                                              --------        --------

   Basic earnings per share (A/C)                                             $    .38        $    .29
                                                                              ========        ========
   Diluted earnings per share (B/D)                                           $    .37        $    .28
                                                                              ========        ========

Note 5 - Contingencies
----------------------

The Company is involved, both as a plaintiff and a defendant, in various legal proceedings and claims which arise in the ordinary course of business, including, without limitation, product liability and environmental matters. While it is not possible to predict or determine the outcome of the legal actions brought against the Company, upon resolution of such matters, the Company may incur charges in excess of presently established reserves. While such future charges, individually and in the aggregate, could have a material adverse impact on the Company's net income and net cash flows in the period in which they are recorded or paid, in the Company's opinion, the results of these matters, individually and in the aggregate, are not expected to have a material adverse effect on the Company's consolidated financial condition. Further discussion of legal proceedings is included in Part II of this Report on Form 10-Q.

Note 6 - Segment Data
---------------------

For the three months ending December 31, 2001, decisions about resource allocation and performance assessment were made separately for the Medical Systems ("Medical") segment, the Clinical Laboratory Solutions ("Clinical Lab") segment, and the Biosciences segment.

The Company evaluates performance based upon operating income. Segment operating income represents revenues reduced by product costs and operating expenses. As discussed more fully in the Company's 2001 Annual Report on Form 10-K, during fiscal 2001, the Company refined its methodology for allocating indirect expenses for purposes of reporting segment operating income to the chief operating decision maker. The Company believes this new approach is a preferable method for allocating shared expenses as the allocations are now being performed at a more detailed level of reporting. As a result of this change in methodology, segment operating income has been restated for the prior year.

Financial information for the Company's segments is as follows:

                                                                     Three Months Ended
                                                                       December 31,
                                                                --------------------------
                                                                  2001            2000(A)
                                                                --------          --------
      Revenues
        Medical                                                 $503,030          $460,389
        Clinical Lab                                             294,749           274,603
        Biosciences                                              147,167           129,426
                                                                --------          --------
                    Total Revenues (B)                          $944,946          $864,418
                                                                ========          ========

                                                                   Three Months Ended
                                                                       December 31,
                                                                --------------------------
                                                                  2001            2000 (A)
                                                                --------          --------
      Segment Operating Income
        Medical                                                 $ 98,232          $ 90,625
        Clinical Lab                                              54,722            45,877
        Biosciences                                               25,484            13,410
                                                                --------          --------
        Total Segment Operating Income                           178,438           149,912
        Unallocated Items (C)                                    (47,972)          (48,054)
                                                                --------          --------
        Income Before Income Taxes and Cumulative Effect
          of Change in Accounting Principle                     $130,466          $101,858
                                                                ========          ========

(A) As discussed in Note 1, prior year amounts reflect the reclassification of hedging costs from other expense to revenues. The amounts reclassified were $2,179 for Medical, $2,241 for Clinical Lab, and $1,483 for Biosciences. Prior year amounts have also been restated to reflect the adoption of SAB 101.
(B)  Intersegment revenues are not material.
(C) Includes primarily interest, net; foreign exchange; corporate expenses; and net gains on sales of investments.

Note 7 - Special Charges
------------------------

The Company recorded special charges of $57,514 and $90,945 in fiscal years 2000 and 1998, respectively as discussed in the 2001 Annual Report on Form 10-K.

Fiscal Year 2000
----------------

The Company developed a worldwide organizational restructuring plan to align its existing infrastructure with its projected growth programs. This plan included the elimination of open positions and employee terminations from all businesses, functional areas and regions for the sole purpose of cost reduction. This plan provided for the termination of approximately 600 employees. As of December 31, 2001, 542 of the targeted 600 had been severed. The remaining terminations and related accrued severance are expected to be substantially completed and paid no later than the second half of fiscal 2002.

A summary of the 2000 special charge accrual activity during the first three months of fiscal 2002 follows:

                                               Severance             Restructuring          Other
                                               ---------             -------------          -----
   Accrual Balance at
       September 30, 2001                       $ 6,300                  $1,200             $11,700
   Payments                                      (1,200)                      -              (1,700)
                                                -------                  ------             -------
   Accrual Balance at
        December 31, 2001                       $ 5,100                  $1,200             $10,000
                                                =======                  ======             =======

Fiscal Year 1998
----------------

In an effort to improve manufacturing efficiencies at certain of its locations, the Company initiated a restructuring plan in 1998, which included the closing of a surgical blade plant in Hancock, New York. The move of a production line from Hancock to another location has been delayed, as more fully described in the Company's 2001 Annual Report on Form 10-K. The Company now expects the Hancock restructuring plan to be completed and the related accruals to be substantially paid by December 2002. The remaining 150 employees will be terminated upon closure of the plant.

A summary of the 1998 special charge accrual activity follows:


                                                          Severance           Restructuring          Other
                                                          ---------           -------------          -----
   Accrual Balance at September 30, 2001                    $6,900                $1,500             $1,300
   Payments                                                   (200)                 (200)                 -
                                                            ------                ------             ------
   Accrual Balance at December 31, 2001                     $6,700                $1,300             $1,300
                                                            ======                ======             ======

Note 8 - Adoption of New Accounting Standards
---------------------------------------------

Effective October 1, 2001, the Company adopted the provisions of SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations initiated after July 1, 2001, and changes the criteria for recognizing intangible assets apart from goodwill. SFAS No. 141 requires any business combination initiated after June 30, 2001 to be accounted for by the purchase method. SFAS No. 142 stipulates that goodwill and indefinite-lived intangible assets will no longer be amortized, but instead will be periodically reviewed for impairment. Diluted earnings per share for the first quarter reflect an approximate 2 1/2 cent benefit from the adoption of SFAS 142.

Upon adoption of these Statements, the Company reclassified approximately $28,500 of assets from Other Intangibles, Net that did not meet the criteria for recognition apart from goodwill, primarily related to assembled workforce. Of this amount, approximately $18,400 related to the Biosciences segment and approximately $10,100 related to the Medical segment. The Company also ceased amortizing certain trademarks that were deemed to have indefinite lives as they are expected to generate cash flows indefinitely. The following table reconciles reported net income to that which would have been reported if the current method of accounting was used for each of the quarters ended December 31, 2001 and 2000:

                                                         For the Three Months Ended
                                                                 December 31,
                                                         --------------------------
                                                           2001               2000
                                                         -------            --------
    Reported Net Income                                  $99,673            $36,948
    Add back: Goodwill Amortization                           --              6,145
    Add back: Amortization of Indefinite-Lived
              Intangible Assets                               --                275
                                                         -------            -------
    Adjusted Net Income                                  $99,673            $43,368
                                                         =======            =======

                                                                 For the Three Months Ended
                                                                         December 31,
                                                                 --------------------------
                                                                   2001               2000
                                                                   ----               ----
    Basic Earnings Per Share                                       $.38               $.15
    Goodwill Amortization                                             -                .03
    Amortization of Indefinite-Lived Intangible Assets                -                  -
                                                                   ----               ----
    Adjusted Basic Earnings Per Share                              $.38               $.18
                                                                   ====               ====

    Diluted Earnings Per Share                                     $.37               $.14
    Goodwill Amortization                                             -                .02
    Amortization of Indefinite-Lived Intangible Assets                -                  -
                                                                   ----               ----
    Adjusted Diluted Earnings Per Share                            $.37               $.16
                                                                   ====               ====


Acquired Intangible Assets
--------------------------

                                                                           As of December 31, 2001
                                                                    -------------------------------------
                                                                    Gross Carrying            Accumulated
                                                                         Amount              Amortization
                                                                    --------------           ------------
     Amortized intangible assets:
          Core and Developed Technology                                 $370,044                $ 70,737
          Patents, Trademarks, & Other                                   303,089                 188,854
                                                                        --------                ---------
               Total                                                    $673,133                $259,591
                                                                        ========                ========

     Unamortized intangible assets:
          Goodwill                                                      $460,095
          Trademarks                                                      17,621
                                                                        --------
               Total                                                    $477,716
                                                                        ========


Estimated Intangible Amortization Expense:
------------------------------------------

     For the Years Ending September 30:

          2002                             $35,926
          2003                              36,104
          2004                              34,617
          2005                              33,093
          2006                              31,274
          2007                              30,649

The Company is in the process of performing the goodwill impairment assessment as required by SFAS No. 142. The adoption of this aspect of SFAS No. 142 is not expected to have a significant impact on the results of operations or financial condition of the Company.

Pending Adoption of New Accounting Standard
-------------------------------------------

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This Statement requires that one accounting model be used for long-lived assets to be disposed of by sale and it broadens the presentation of discontinued operations to include more disposal transactions. The provisions relating to long-lived assets to be disposed of by sale or otherwise are effective for disposal activities initiated by a commitment to a plan after the effective date of the Statement. The Company is required to adopt the provisions of this Statement no later than October 1, 2002. The Company is in the process of evaluating this Statement and has not yet determined the future impact on its consolidated financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Becton, Dickinson and Company ("BD") adopted the provisions of Securities and Exchange Commission Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," ("SAB 101") in the fourth quarter of fiscal 2001, retroactive to October 1, 2000, as more fully discussed in our 2001 Annual Report on Form 10-K. Prior year results have been restated to reflect this adoption.

First quarter revenues of $945 million represented a nine percent increase from the same period a year ago. Revenue growth was unfavorably affected by foreign currency translation, which we estimate reduced revenues by less than one percent. International revenues grew 10 percent, or approximately 11 percent after excluding the unfavorable impact of foreign currency translation, and benefited from strong performance in Europe and improved performance in Latin America and Asia Pacific.

Medical Systems ("Medical") revenues increased nine percent for the quarter, with almost one-half of this growth from sales of advanced protection devices in the United States. Worldwide sales of prefillable drug delivery devices, which grew about $15 million or 27%, also contributed to the growth of this segment. Medical revenue growth was offset in part by lower recorded sales of diabetes syringes due in part to the redirection of promotional efforts in the United States toward sustaining our branded syringe sales at the retail level.

Clinical Laboratory Solutions ("Clinical Lab") revenues increased seven percent for the quarter. Growth in the Clinical Lab segment was driven primarily by strong sales of advanced protection devices in the United States. Clinical Lab revenues also reflected increased worldwide sales in the diagnostic systems product area, due in part to sales of its molecular diagnostic platform, BD ProbeTec ET.'TM'

Biosciences revenues grew 14 percent for the quarter. International Biosciences revenue growth of approximately 25 percent was led by sales from both the immunocytometry systems and reagents and discovery labware product groups. Domestic Biosciences revenues grew by approximately five percent. Domestic growth in this segment was offset, in part, by essentially flat immunocytometry instrument sales, due primarily to comparatively lower instrument installations, and weaker demand for certain molecular biology products.


         Segment Revenues                Three Months Ended December 31,
                                         --------------------------------
       (Dollars in millions)             2001         2000       % Change
    ---------------------------------------------------------------------
    Medical
    -------
        United States                    $251         $226           11
        International                     252          234            8
    ---------------------------------------------------------------------
    Total                                $503         $460            9
    =====================================================================

         Segment Revenues                Three Months Ended December 31,
                                         --------------------------------
       (Dollars in millions)             2001         2000       % Change
    ---------------------------------------------------------------------
    Clinical Lab
    -----------
        United States                    $172         $160            8
        International                     123          115            6
    ---------------------------------------------------------------------
    Total                                $295         $275            7
    =====================================================================

    Biosciences
    -----------
        United States                    $ 77         $ 73            5
        International                      70           56           25
    ---------------------------------------------------------------------
    Total                                $147         $129           14
    =====================================================================

    Total Revenues
    --------------
        United States                    $500         $459            9
       International                      445          405           10
    ---------------------------------------------------------------------
    Total                                $945         $864            9
    =====================================================================


Refer to Note 6 in Notes to Condensed Consolidated Financial Statements for additional segment data.

BD adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets" effective October 1, 2001, which, among other things, eliminates the requirement to amortize goodwill and certain other intangible assets. See Note 8 of the Notes to Condensed Consolidated Financial Statements for further discussion.

Excluding the impact of the adoption of SFAS Nos. 141 and 142, changes in segment operating income were primarily driven by fluctuations in revenue, as discussed above. Medical segment operating income was unfavorably affected by the redirection of promotional efforts on our branded diabetes syringes, as discussed earlier, as well as by the lower sales of such products, which have higher overall gross profit margins. Medical segment operating income was also unfavorably impacted by manufacturing variances resulting from our inventory reduction program. Biosciences segment income was also favorably impacted by lower operating expenses compared with the prior year, reflecting spending controls and a shift in the timing of expenses incurred for key development programs to later in the fiscal year. Clinical Lab segment income was also favorably impacted by increased sales of advanced protection devices, which have higher overall gross profit margins as compared to products sold in the same period in the prior year. Clinical Lab segment income also benefited from manufacturing productivity improvements on its molecular diagnostic platform, BD ProbeTec ET'TM'.

Gross profit margin was 47.1% for the quarter, compared with 47.5% for the prior year. Higher gross margins from sales of our advanced protection products were more than offset by the unfavorable events affecting branded diabetes syringe products as well as our inventory reduction program, as discussed above. Gross profit margin was also negatively impacted by increased sales in the current quarter of products with lower overall gross profit margins, as compared to products sold in the same period in the prior year.

Selling and administrative expense was 26.3% of revenues for the quarter, compared with the prior year's ratio of 27.2%. Excluding the aforementioned impact of the adoption of SFAS Nos. 141 and 142, selling and administrative expense as a percent of revenues would have been about the same as last year. Investment in research and development was $55 million or 5.8% of revenues for the quarter, compared with $53 million or 6.1% of revenues for the prior year.

Operating margin was 15.0% for the current quarter, compared with 14.2% in the prior year. Excluding the aforementioned impact of the adoption of SFAS Nos. 141 and 142, operating margin as a percent of revenue would have been about the same as last year. Net interest expense declined $9 million for the quarter compared with the prior year, primarily due to lower short-term interest rates and lower debt levels.

Other expense, net was about the same as last year. Foreign exchange gains of $4 million were more than offset in the current quarter by net losses on investments of $6 million. As further described in Note 1 of the Notes to Condensed Consolidated Financial Statements, hedging costs of $5.9 million recorded in other expense in the first quarter of fiscal 2001 have been reclassified as a reduction in revenues, to conform with current year presentation.

The income tax rate was 24% for the quarter. As a result of the restatement of the prior years' results for the adoption of SAB 101, the first quarter of fiscal 2001 includes $27 million of additional revenues that were taxed at a 41% rate. As a result, the first quarter of fiscal 2001, on a restated basis, reflects a 28% effective tax rate, as compared to 24% on a pre-SAB 101 basis. For the year, the fiscal 2001 tax rate remained at 24%, which is also the expected rate for the current year.

Net income and diluted earnings per share for the current quarter were $100 million and 37 cents, respectively. Prior year income before cumulative effect of accounting change and diluted earnings per share were $74 million and 28 cents, respectively.

Special Charges

We recorded special charges of $58 million and $91 million in fiscal years 2000 and 1998, respectively, as described in Note 7 of the Notes to Condensed Consolidated Financial Statements. For the 2000 restructuring plan, the annual savings from the reduction in salaries and wages expense are estimated to be $30 million. As anticipated, these savings, beginning in 2001, offset incremental costs relating to programs, such as advanced protection technologies, molecular oncology, and our enterprise-wide program to upgrade our business information systems, known internally as Genesis. The estimated annual benefits of $4 million for the 1998 restructuring plan related to reduced manufacturing costs and tax savings associated with the move of a surgical blade plant are expected to be realized following the closure of the facility. See Note 7 of the Notes to Condensed Consolidated Financial Statements for further discussion.

In January 2001, we commenced a relatively small-scale restructuring of manufacturing facilities in the Medical segment. As a result, we are planning to record special charges during the second quarter of approximately $25 to $28 million, relating primarily to severance costs.

Liquidity and Capital Resources

During the first three months of fiscal 2002, cash provided by operating activities increased to $155 million compared to $95 million during the first three months of last year. The increase in cash provided by changes in working capital is primarily due to the decline in trade receivables during the quarter, which in turn was largely due to the change in our diabetes promotional strategies. Cash provided by operations was reduced by a $100 million cash contribution to the U.S. pension plan made in November 2001.

As of December 31, 2001, total debt of $1.3 billion represented 34.2% of total capital (shareholders' equity, net non-current deferred income tax liabilities, and debt), down from 40.8% a year ago. We use commercial paper to meet our short-term financing needs, including working capital requirements. As discussed in our Annual Report on Form 10-K, we currently have in place two syndicated credit facilities totaling $900 million that are available to provide backup support for our commercial paper program and for other general corporate purposes. Each of these facilities contains a single financial covenant relating to our interest coverage ratio. Given the availability of these facilities and our strong credit ratings, we continue to have a high degree of confidence in our ability to refinance maturing short-term and long-term debt, as well as incur substantial additional debt, if required.

Capital expenditures during the first three months were $50 million, compared with last year's amount of $77 million. We expect capital spending for fiscal 2002 to be about $300 million. The decline in cash provided by financing activities is primarily due to the repurchase of 1.6 million shares of our common stock for $53 million during the quarter. As of December 31, 2001, authorization to repurchase up to an additional 8.4 million shares remained under a September 2001 resolution of the Board of Directors.

Contractual Obligations and Commercial Commitments

As disclosed in our 2001 Annual Report on Form 10-K, the aggregate annual maturities of long-term debt during the fiscal years ending September 30, 2003 to 2006 are as follows: 2003 - $8,355; 2004 - $5,602; 2005 - $5,780; 2006 -
$871. Future minimum rental commitments on noncancelable leases are as follows:
2002 - $31,100; 2003 - $24,300; 2004 - $20,200; 2005 - $15,400; 2006 - $13,000
and an aggregate of $29,400 thereafter. As of September 30, 2001, we had certain future capital commitments aggregating approximately $93,100, which will be expended over the next several years.


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

o Product efficacy or safety concerns resulting in product recalls, regulatory action on the part of the Food and Drug Administration (or foreign counterparts) or declining sales.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in information reported since the fiscal year ended September 30, 2001.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

        We are involved, both as a plaintiff and a defendant, in various legal proceedings which arise in the ordinary course of business, including product liability and environmental matters.

        A more complete description of legal proceedings has been set forth in our 2001 Annual Report on Form 10-K (the "10-K"). For the quarter ended December 31, 2001, the following changes have occurred.

        Latex Cases
        We have received a total of 510 claims to date, relating to alleged reactions caused by exposure to latex resulting from the use, over time, of latex gloves. The facts and circumstances of new claims filed since the 10-K are similar to those previously filed and we are of the same opinion as stated in the 10-K.

        RTI Litigation
        On January 29, 2001, Retractable Technologies, Inc. ("RTI") filed an action under the caption Retractable Technologies, Inc. vs. Becton Dickinson and Company, et al. (Case No. CA5010V036, United States District Court for the Eastern District of Texas), against BD, another manufacturer and two group purchasing organizations ("GPOs"). RTI (a manufacturer of retractable syringes) alleges that we and other defendants conspired to exclude them from the market and maintain our market share by entering into long-term contracts with GPOs in violation of state and Federal antitrust laws. Plaintiff seeks money damages. This action is in preliminary stages. Discovery commenced in October 2001. On December 18, 2001, the Court granted our motion to dismiss the Complaint, and gave plaintiff 30 days to file a new pleading. On January 18, 2002, plaintiff filed a Second Amended Complaint. The Court has set a September 10, 2002 date for jury selection for the trial of this matter. We are vigorously defending this action.

        Class Action Cases
        We, along with another manufacturer and several medical product distributors, have been named as a defendant in product liability lawsuits relating to healthcare workers who allegedly sustained needlesticks, but have not become infected with any disease. At the time of the filing of the 10-K, cases were pending on behalf of an unspecified number of healthcare workers in seven states seeking class certification under the laws of these states. Since the filing of the 10-K, in Illinois, in McCaster vs. Becton Dickinson et al. (Case No. 98L09478, Cook County Circuit Court), filed on August 13, 1998, the Court issued a decision denying class certification on January 11, 2002. Plaintiff is seeking permission to appeal.

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

Item 6. Exhibits and Reports on Form 8-K.

        a) Exhibits

           None.

        b) Reports on Form 8-K

           During the three-month period ended December 31, 2001, we filed three Current Reports on Form 8-K:

           (i) Under Item 9 - Regulation FD Disclosure, we furnished information in a report dated November 1, 2001 regarding developments in the matter of Becton Dickinson and Company, et al. v. Usrey (Case No. 2-00-052-CV, Court of Appeals, Second District of Texas).

           (ii) Under Item 5 - Other Events, we announced our results for the fourth quarter and year ended September 30, 2001 in a report dated November 7, 2001.

           (iii) Under Item 5 - Other Events, in a report dated November 27, 2001, we announced the election of Edward J. Ludwig to the additional role of Chairman of the Board effective immediately following the conclusion of the BD Annual Meeting of shareholders scheduled for February 13, 2002.

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


                                           Becton, Dickinson and Company
                                           -----------------------------
                                                    (Registrant)

Date  February 14, 2002
      -----------------

                                          /s/ John R. Considine
                                 -------------------------------------
                                              John R. Considine
                            Executive Vice President and Chief Financial Officer
                                        (Principal Financial Officer)


                                          /s/ Richard M. Hyne
                                 --------------------------------------
                                              Richard M. Hyne
                                       Vice President and Controller
                                         (Chief Accounting Officer)

                            STATEMENT OF DIFFERENCES

The trademark symbol shall be expressed as.................................'TM'