Form 10-Q
period 2002-03-31
BECTON DICKINSON & CO
filed 2002-05-13
CIK 10795

                                    FORM 10-Q
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended               March 31, 2002
                               ------------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from                       to
                               ---------------------    -----------------------


Commission file number     001-4802
                       ----------------

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

              1 Becton Drive, Franklin Lakes, New Jersey 07417-1880
     -----------------------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (201) 847-6800
     -----------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                       N/A
     -----------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X.    No .
                                             ----     ----

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Class of Common Stock              Shares Outstanding as of April 30, 2002
     ---------------------              ---------------------------------------
     Common stock, par value $1.00                   258,332,167

                          BECTON, DICKINSON AND COMPANY
                                    FORM 10-Q
                  For the quarterly period ended March 31, 2002

                                TABLE OF CONTENTS


Part I.           FINANCIAL INFORMATION                                                               Page Number
-------           ---------------------                                                               -----------
Item 1.           Financial Statements (Unaudited)
                       Condensed Consolidated Balance Sheets..............................                 3
                       Condensed Consolidated Statements of Income........................                 4
                       Condensed Consolidated Statements of Cash Flows....................                 5
                       Notes to Condensed Consolidated Financial Statements...............                 6
Item 2.           Management's Discussion and Analysis of Financial Condition
                  and Results of Operations...............................................                14
Item 3.           Quantitative and Qualitative Disclosures About Market Risk..............                21

Part II.          OTHER INFORMATION
--------          -----------------

Item 1.           Legal Proceedings.......................................................                22
Item 2.           Changes in Securities and Use of Proceeds...............................                23
Item 3.           Defaults Upon Senior Securities.........................................                23
Item 4.           Submission of Matters to a Vote of Security Holders.....................                24
Item 5.           Other Information.......................................................                24
Item 6.           Exhibits and Reports on Form 8-K........................................                24

Signatures        ........................................................................                26

                          ITEM 1. FINANCIAL STATEMENTS
                          BECTON, DICKINSON AND COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                              Thousands of Dollars

                                                                  March 31,               September 30,
Assets                                                              2002                      2001
                                                                ------------              ------------
                                                                 (Unaudited)
 Current Assets:
    Cash and equivalents                                        $   180,127               $    82,129
    Short-term investments                                            1,959                     4,571
    Trade receivables, net                                          737,389                   768,047
    Inventories:
       Materials                                                    166,689                   160,208
       Work in process                                              130,590                   115,257
       Finished products                                            399,593                   432,279
                                                                -----------               -----------
                                                                    696,872                   707,744
    Prepaid expenses, deferred taxes and other                      194,788                   200,451
                                                                -----------               -----------
       Total Current Assets                                       1,811,135                 1,762,942

 Property, plant and equipment                                    3,485,839                 3,420,294
   Less allowances for depreciation and amortization              1,761,336                 1,704,271
                                                                -----------               -----------
                                                                  1,724,503                 1,716,023

 Goodwill, Net                                                      462,826                   431,452
 Core and Developed Technology, Net                                 293,925                   304,688
 Other Intangibles, Net                                             126,296                   164,643
 Capitalized Software, Net                                          261,259                   231,123

 Other                                                              165,526                   191,416
                                                                -----------               -----------
       Total Assets                                             $ 4,845,470               $ 4,802,287
                                                                ===========               ===========

Liabilities and Shareholders' Equity

 Current Liabilities:
    Short-term debt                                             $   559,862               $   454,012
    Payables and accrued expenses                                   777,307                   810,664
                                                                -----------               -----------
       Total Current Liabilities                                  1,337,169                 1,264,676

 Long-Term Debt                                                     762,666                   782,996

 Long-Term Employee Benefit Obligations                             245,977                   335,731

 Deferred Income Taxes and Other                                     88,249                    90,117

 Commitments and Contingencies                                            -                         -

 Shareholders' Equity:
    Preferred stock                                                  39,664                    40,528
    Common stock                                                    332,662                   332,662
    Capital in excess of par value                                  171,447                   148,690
    Retained earnings                                             3,314,439                 3,137,304
    Unearned ESOP compensation                                      (13,151)                  (12,001)
    Deferred compensation                                             8,380                     7,096
    Common shares in treasury - at cost                          (1,026,424)                 (937,790)
    Accumulated other comprehensive loss                           (415,608)                 (387,722)
                                                                -----------               -----------
       Total Shareholders' Equity                                 2,411,409                 2,328,767
                                                                -----------               -----------

       Total Liabilities and Shareholders' Equity               $ 4,845,470               $ 4,802,287
                                                                ===========               ===========

See notes to condensed consolidated financial statements

                          BECTON, DICKINSON AND COMPANY
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                   Thousands of Dollars, Except Per-share Data
                                   (Unaudited)

                                                      Three Months Ended               Six Months Ended
                                                           March 31,                       March 31,
                                                  ------------------------------   -------------------------
                                                     2002            2001             2002           2001
                                                  ----------       --------        ----------     ----------
Revenues                                          $1,012,971       $950,949        $1,957,917     $1,815,367

Cost of products sold                                523,133        486,738         1,022,895        940,656
Selling and administrative                           247,660        241,912           495,954        477,204
Research and development                              56,314         54,497           111,551        107,224
Special charges                                        9,937              -             9,937              -
                                                  ----------       --------        ----------     ----------
Total Operating Costs and Expenses                   837,044        783,147         1,640,337      1,525,084
                                                  ----------       --------        ----------     ----------

Operating Income                                     175,927        167,802           317,580        290,283

Interest expense, net                                 (8,839)       (15,998)          (18,410)       (34,562)
Other income (expense), net                              492         (3,200)           (1,124)        (5,259)
                                                  ----------       --------        ----------     ----------

Income Before Income Taxes and Cumulative
  Effect of Change in Accounting Principle           167,580        148,604           298,046        250,462

Income tax provision                                  38,392         34,439            69,185         62,599
                                                  ----------       --------        ----------     ----------

Income Before Cumulative Effect of Change
  in Accounting Principle                            129,188        114,165           228,861        187,863

Cumulative effect of change in
  accounting principle, net of tax                         -              -                 -        (36,750)
                                                  ----------       --------        ----------     ----------

Net Income                                        $  129,188       $114,165        $  228,861     $  151,113
                                                  ==========       ========        ==========     ==========

Basic Earnings Per Share
  Before Cumulative Effect of Change in
     Accounting Principle                         $      .50       $    .44        $      .88     $      .73
  Cumulative effect of change in accounting
     principle, net of tax                                 -              -                 -           (.14)
                                                  ----------       --------        ----------     ----------

  Basic Earnings Per Share                        $      .50       $    .44        $      .88     $      .59
                                                  ==========       ========        ==========     ==========

Diluted Earnings Per Share
  Before Cumulative Effect of Change in
     Accounting Principle                         $      .48       $    .42        $      .85     $      .70
  Cumulative effect of change in accounting
     principle, net of tax                                 -              -                 -           (.14)
                                                  ----------       --------        ----------     ----------

  Diluted Earnings Per Share                      $      .48       $    .42        $      .85     $      .56
                                                  ==========       ========        ==========     ==========

Dividends Per Common Share                        $    .0975       $   .095        $     .195     $      .19
                                                  ==========       ========        ==========     ==========



See notes to condensed consolidated financial statements

                          BECTON, DICKINSON AND COMPANY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              Thousands of Dollars
                                   (Unaudited)

                                                                                        Six Months Ended
                                                                                            March 31,
                                                                                ----------------------------------
                                                                                   2002                    2001
                                                                                ----------              ----------
 Operating Activities

   Net income                                                                   $ 228,861               $ 151,113
   Adjustments to net income to derive net cash
     provided by operating activities:
       Depreciation and amortization                                              145,683                 155,057
       Pension contribution                                                      (100,000)                      -
       Non-cash special charges                                                     5,109                       -
       Cumulative effect of change in accounting principle, net of tax                  -                  36,750
       Change in working capital                                                   (4,766)                (57,470)
       Other, net                                                                  17,246                  30,529
                                                                                ---------               ---------
       Net Cash Provided by Operating Activities                                  292,133                 315,979
                                                                                ---------               ---------

 Investing Activities

   Capital expenditures                                                          (115,159)               (180,090)
   Capitalized software                                                           (42,407)                (37,625)
   Sales (purchases) of investments, net                                            5,233                  (2,909)
   Acquisitions of businesses, net of cash acquired                                     -                 (30,953)
   Other, net                                                                     (18,485)                (24,321)
                                                                                ---------               ---------
       Net Cash Used for Investing Activities                                    (170,818)               (275,898)
                                                                                ---------               ---------

 Financing Activities

   Change in short-term debt                                                      107,818                  80,793
   Proceeds from long-term debt                                                     3,822                   2,388
   Payments of long-term debt                                                      (2,354)               (100,679)
   Repurchase of common stock                                                    (103,022)                      -
   Issuance of common stock from treasury                                          24,134                  60,720
   Dividends paid                                                                 (51,635)                (50,116)
                                                                                ---------               ---------
       Net Cash Used for Financing Activities                                     (21,237)                 (6,894)
                                                                                ---------               ---------

 Effect of exchange rate changes on cash and equivalents                           (2,080)                 (2,457)
                                                                                ---------               ---------
       Net increase in cash and equivalents                                        97,998                  30,730

 Opening Cash and Equivalents                                                      82,129                  49,196
                                                                                ---------               ---------
 Closing Cash and Equivalents                                                   $ 180,127                $ 79,926
                                                                                =========               =========


See notes to condensed consolidated financial statements

                          BECTON, DICKINSON AND COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
          Dollar and Share Amounts in Thousands, Except Per-share Data
                                 March 31, 2002

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

Effective October 1, 2001, the Company adopted the provisions of Statement of Financial Accounting Standard ("SFAS") No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets," as more fully discussed in
Note 8. As a result of the adoption of these Statements, the Company is no longer amortizing goodwill and indefinite-lived intangible assets, and has reclassified certain assets to Goodwill, Net from Other Intangibles, Net that did not meet the criteria for recognition apart from goodwill.

The Company redesignated its cash flow hedges in April 2001 pursuant to implementation guidance released by the Derivatives Implementation Group of the Financial Accounting Standards Board ("FASB") related to SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as more fully discussed in the its 2001 Annual Report on Form 10-K. This interpretation allows changes in time value of option contracts to be included in effectiveness testing. Prior to the release of this guidance and the redesignation of these hedges, the Company recorded hedging costs related to the change in the time value of option contracts in other expense. Prior year hedging costs recorded in other expense of $2,218 for the second quarter and $8,121 for the six months ended have been reclassified as a reduction in revenues, to conform with the current year presentation.

Capitalized software primarily represents costs associated with our enterprise-wide program to upgrade our business information systems, known internally as Genesis. The costs associated with the Genesis program will be fully amortized by 2009, with amortization expense being reported as Selling and administrative expense.

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

Note 3 - Comprehensive Income

Comprehensive income for the Company is comprised of the following:

                                              Three Months Ended            Six Months Ended
                                                   March 31,                    March 31,
                                            ----------------------      -----------------------
                                              2002          2001          2002           2001
                                            --------      --------      --------       --------
Net Income                                  $129,188      $114,165      $228,861       $151,113
Other Comprehensive Income,
  Net of Tax
     Foreign currency translation
          adjustments                        (23,429)      (41,738)      (35,262)       (35,391)
     Unrealized (loss) gain on
          investments, net of
          amounts realized                    (2,806)       (1,850)        3,527         (2,709)
     Unrealized gain on
          cash flow hedges, net of
          amounts realized                       984         3,221         3,849          5,271
                                            --------      --------      --------       --------
Comprehensive Income                        $103,937      $ 73,798      $200,975       $118,284
                                            ========      ========      ========       ========

The amount of unrealized gains or losses on investments and cash flow hedges in comprehensive income has been adjusted to reflect the realized gains included in net income during the three and six months ended March 31, 2002 and 2001.

Note 4 - Earnings per Share

The following table sets forth the computations of basic and diluted earnings per share, before the cumulative effect of accounting change:

                                               Three Months Ended          Six Months Ended
                                                   March 31,                   March 31,
                                           -----------------------      ----------------------
                                              2002          2001          2002          2001
                                           ----------     --------      --------      --------
   Income Before Cumulative
        Effect of Accounting Change        $129,188       $114,165      $228,861      $187,863
   Preferred stock dividends                   (646)          (685)       (1,300)       (1,386)
                                           --------       --------      --------      --------

   Income available to common
        shareholders (A)                    128,542        113,480       227,561       186,477

   Preferred stock dividends -
        using "if converted" method             646            685         1,300         1,386
   Additional ESOP contribution -
        using "if converted" method            (146)          (156)         (297)         (322)
                                           --------       --------      --------      --------
   Income available to common
        shareholders after assumed
        conversions (B)                    $129,042       $114,009      $228,564      $187,541
                                           ========       ========      ========      ========

   Average common shares
        outstanding (C)                     258,436        257,021       258,819       255,729
   Dilutive stock equivalents from
        stock plans                           6,970          7,612         6,908         7,538
   Shares issuable upon conversion
        of preferred stock                    4,303          4,539         4,303         4,539
                                           --------       --------      --------      --------
   Average common and common
        equivalent shares outstanding
        - assuming dilution (D)             269,709        269,172       270,030       267,806
                                           ========       ========      ========      ========


   Basic earnings per share (A/C)          $    .50       $    .44      $    .88      $    .73
                                           ========       ========      ========      ========
   Diluted earnings per share (B/D)        $    .48       $    .42      $    .85      $    .70
                                           ========       ========      ========      ========



Note 5 - Contingencies

The Company is involved, both as a plaintiff and a defendant, in various legal proceedings and claims which arise in the ordinary course of business, including, without limitation, product liability, and environmental matters. While it is not possible to predict or determine the outcome of the legal actions brought against the Company, upon resolution of such matters, the Company may incur charges in excess of presently established reserves. While such future charges, individually and in the aggregate, could have a material adverse impact on the Company's net income and net cash flows in the period in which they are recorded or paid, in the Company's opinion, the results of these matters, individually and in the aggregate, are not expected to have a material adverse effect on the Company's consolidated financial condition. Further discussion of legal proceedings is included in Part II of this Report on Form 10-Q.

Note 6 - Segment Data

For the six months ended March 31, 2002, decisions about resource allocation and performance assessment were made separately for the BD Medical Systems ("Medical") segment, the BD Clinical Laboratory Solutions ("Clinical Lab") segment, and the BD Biosciences ("Biosciences") segment.

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

Financial information for the Company's segments is as follows:

                                                    Three Months Ended               Six Months Ended
                                                        March 31,                        March 31,
                                              --------------------------      -----------------------------
                                                 2002            2001(A)          2002             2001(A)
                                              ---------         --------      ------------       ----------
Revenues
  Medical                                     $ 530,384         $499,524      $1,033,414         $  959,913
  Clinical Lab                                  317,657          297,473         612,406            572,076
  Biosciences                                   164,930          153,952         312,097            283,378
                                             ----------         --------      ----------         ----------
       Total Revenues (B)                    $1,012,971         $950,949      $1,957,917         $1,815,367
                                             ==========         ========      ==========         ==========

Segment Operating Income (C)
  Medical                                    $  111,896(D)      $110,937      $  210,128   (D)   $  201,562
  Clinical Lab                                   68,728           57,441         123,450            103,318
  Biosciences                                    32,406           26,914          57,890             40,324
                                             ----------         --------      ----------         ----------
       Total Segment Operating
          Income                                213,030          195,292         391,468            345,204
  Unallocated Items (E)                         (45,450)         (46,688)        (93,422)           (94,742)
                                             ----------         --------      ----------         ----------
     Income Before Income Taxes and
        Cumulative Effect of Change in
        Accounting Principle                 $  167,580         $148,604      $  298,046         $  250,462
                                             ==========         ========      ==========         ==========

(A) As discussed in Note 1, prior year amounts reflect the reclassification of hedging costs from other expense to revenues. The amounts reclassified were $589 for Medical, $776 for Clinical Lab, and $853 for Biosciences for the quarter, and $2,768 for Medical, $3,017 for Clinical Lab, and $2,336 for Biosciences for the six months ended. Prior year amounts have also been restated to reflect the adoption of SAB 101.

(B)  Intersegment revenues are not material.

(C) The Company ceased amortizing goodwill and indefinite-lived intangible assets on 10/1/2001, as discussed in Note 8.

(D)  Includes $9,937 for special charges, as discussed in Note 7.

(E) Includes interest, net; foreign exchange; corporate expenses; gains on sales of investments and certain legal defense costs.

Note 7 - Special Charges

Fiscal Year 2002

The Company recorded special charges of $9,937 during the second quarter of fiscal 2002 related to a manufacturing restructuring program in the Medical segment. This program is aimed at optimizing manufacturing efficiencies and improving the Company's competitiveness in the different markets in which it operates. Of these charges, $4,828 related to severance costs for the termination of 267 employees in France, Mexico, China, and Florida. The Company expects these terminations to be completed and the related accrued severance to be substantially paid by the first quarter of fiscal 2003. Also included in second quarter special charges was $5,109 for the write-down to net realizable value of impaired assets in China. The depreciation of these assets will be accelerated over the period remaining until the completion of the exit plan.

There were no significant severance payments made during the quarter related to this plan.

Fiscal Year 2000

The Company recorded special charges of $57,514 in fiscal year 2000, as discussed in the 2001 Annual Report on Form 10-K. The Company developed a worldwide organizational restructuring plan to align its existing infrastructure with its projected growth programs. This plan included the elimination of open positions and employee terminations from all businesses, functional areas and regions for the sole purpose of cost reduction. This plan provided for the termination of approximately 600 employees. As of March 31, 2002, 542 of the targeted 600 had been severed. The remaining terminations and related accrued severance are expected to be substantially completed and paid no later than the second half of fiscal 2002.

A summary of the 2000 special charge accrual activity during the first six months of fiscal 2002 follows:

                                            Severance            Restructuring             Other
                                      -------------------     -------------------    -----------------
   Accrual Balance at
       September 30, 2001                        $6,300                  $1,200              $11,700
   Payments                                      (1,800)                      -               (3,300)
                                      -------------------     -------------------    -----------------
   Accrual Balance at
        March 31, 2002                           $4,500                  $1,200               $8,400
                                      ===================     ===================    =================

Fiscal Year 1998

The Company recorded special charges of $90,945 in fiscal year 1998 as discussed in the 2001 Annual Report on Form 10-K. In an effort to improve manufacturing efficiencies at certain of its locations, the Company initiated a restructuring plan in 1998, which included the closing of a surgical blade plant in Hancock, New York. The move of a production line from Hancock to another location has been delayed, as more fully described in the Company's 2001 Annual Report on Form 10-K. The Company expects the Hancock restructuring plan to be completed and the related accruals to be substantially paid by December 2002. The remaining 150 employees will be terminated upon closure of the plant.

A summary of the 1998 special charge accrual activity follows:

                                                       Severance          Restructuring            Other
                                                    ----------------     -----------------     --------------
   Accrual Balance at September 30, 2001                    $6,900                $1,500             $1,300
   Payments                                                   (300)                 (400)              (100)
                                                    ----------------     -----------------     --------------
   Accrual Balance at March 31, 2002                        $6,600                $1,100             $1,200
                                                    ================     =================     ==============


Note 8 - Adoption of New Accounting Standards

Effective October 1, 2001, the Company adopted the provisions of SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations initiated after July 1, 2001, and changes the criteria for recognizing intangible assets apart from goodwill. SFAS No. 141 requires any business combination initiated after June 30, 2001 to be accounted for by the purchase method. SFAS No. 142 stipulates that goodwill and indefinite-lived intangible assets will no longer be amortized, but instead will be periodically reviewed for impairment. Diluted earnings per share for the six months ended March 31, 2002 reflect an approximate five-cent benefit from the adoption of SFAS 142.

Upon adoption of these Statements, the Company reclassified approximately $28,500 of assets from Other Intangibles, Net to Goodwill, Net, primarily related to assembled workforce. These assets did not meet the criteria for recognition apart from goodwill under SFAS No. 141. Of this amount, approximately $18,400 related to the Biosciences segment and approximately $10,100 related to the Medical segment. The Company also ceased amortizing certain trademarks that were deemed to have indefinite lives as they are expected to generate cash flows indefinitely. The following table reconciles reported net income to that which would have been reported if the current method of accounting was used for the quarter and six months ended March 31, 2001:

                                        Three Months Ended        Six Months Ended
                                            March 31,                March 31,
                                        ------------------      -------------------
                                          2002      2001           2002      2001
                                        ------------------      -------------------
    Reported Net Income                 $129,188  $114,165       $228,861  $151,113
    Add back: Goodwill
         Amortization                          -     6,595              -    12,740
    Add back:  Amortization
         of Indefinite-Lived
         Intangible Assets                     -       344              -       619
                                        ------------------       ------------------
    Adjusted Net Income                 $129,188  $121,104       $228,861  $164,472
                                        ==================       ==================

                                        Three Months Ended    Six Months Ended
                                             March 31,            March 31,
                                        ------------------    ----------------
                                         2002        2001       2002     2001
                                        ------------------    ----------------
    Basic Earnings Per Share            $ .50        $ .44      $ .88    $ .59
    Goodwill Amortization                   -          .03          -      .07
    Amortization of
         Indefinite-Lived
         Intangible Assets                  -            -          -        -
                                        ------------------    ----------------
    Adjusted Basic Earnings
         Per Share                      $ .50        $ .47      $ .88    $ .66
                                        ==================    ================

    Diluted Earnings Per
         Share                          $ .48        $ .42      $ .85    $ .56
    Goodwill Amortization                   -          .02          -      .05
    Amortization of
         Indefinite-Lived
         Intangible Assets                  -            -          -        -
                                        ------------------    ----------------
    Adjusted Diluted Earnings
         Per Share                      $ .48        $ .44      $ .85    $ .61
                                        ==================    ================


Acquired Intangible Assets

                                                                  As of March 31, 2002
                                                         --------------------------------------
                                                         Gross Carrying           Accumulated
                                                             Amount               Amortization
                                                         -------------------------------------
     Amortized intangible assets:
          Core and Developed Technology                        $370,044                 $76,119
          Patents, Trademarks, & Other                          299,399                 190,724
                                                         --------------------------------------
               Total                                           $669,443                $266,843
                                                         ======================================
     Unamortized intangible assets:
          Goodwill                                             $462,826
          Trademarks                                             17,621
                                                         ---------------
               Total                                           $480,447
                                                         ===============


Estimated Intangible Amortization Expense:

     For the Years Ending September 30:
          2002                                                  $36,999
          2003                                                   36,902
          2004                                                   35,219
          2005                                                   32,709
          2006                                                   31,400
          2007                                                   31,047

On March 31, 2002, the Company completed its goodwill impairment assessment as required by SFAS No. 142. The adoption of this aspect of SFAS No. 142 did not result in a goodwill impairment and therefore had no impact on the results of operations or financial condition of the Company.


Pending Adoption of New Accounting Standard

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This Statement requires that one accounting model be used for long-lived assets to be disposed of by sale and it broadens the presentation of discontinued operations to include more disposal transactions. The provisions relating to long-lived assets to be disposed of by sale or otherwise are effective for disposal activities initiated by a commitment to a plan after the effective date of the Statement. The Company is required to adopt the provisions of this Statement no later than October 1, 2002, and does not expect that this Statement will have a material impact on its consolidated financial position or results of operations.

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

Second quarter revenues of $1 billion represented a seven percent increase from the same period a year ago. Revenues for the six months were $2 billion, an eight percent increase over a year ago. Revenue growth was unfavorably affected by foreign currency translation, which we estimate reduced revenues by two percent for both the three and six month periods. International revenue growth of three percent was adversely affected by the euro, Japanese yen, and Brazilian real. After excluding the unfavorable impact of foreign currency translation, international revenues grew nine percent and ten percent for the three and six months, respectively.

BD Medical Systems ("Medical") revenues increased six percent for the quarter, with over one-half of this growth from sales of advanced protection devices in the United States. Worldwide sales of prefillable drug delivery devices, which grew about $10 million or 15%, also contributed to the growth of this segment. International Medical revenue growth was nine percent, after excluding the unfavorable impact of foreign currency translation. Medical revenue growth was offset, as anticipated, by essentially flat sales in the consumer health care product area, due in part to the redirection of promotional efforts in the United States toward branded diabetes syringe sales at the retail level.

BD Clinical Laboratory Solutions ("Clinical Lab") revenues increased seven percent for the quarter. International Clinical Lab revenue growth was eight percent, after excluding the unfavorable impact of foreign currency translation. Sales of advanced protection devices in the United States contributed about two percent to the growth for the segment, as did sales of our new diagnostic products, BD ProbeTec ET'TM' and BD Phoenix'TM'. Increased sales of respiratory and flu diagnostic tests also contributed two percent to the growth for the segment, as did an anticipated inventory stocking by distributors in the diagnostic systems area in advance of the installation of a new enterprise resource planning system. Revenue growth for the segment was partially offset by the voluntary recall of specific lots of BD Safety-Lok'TM' blood collection sets during the quarter, which reduced revenues by about one percent. Revenue growth for the year is not expected to be significantly impacted by this recall.

BD Biosciences ("Biosciences") revenues grew seven percent for the quarter, driven primarily by strong flow cytometry instrument and immunology reagent revenues. Revenue growth for the segment was adversely impacted by continued weaker demand for certain molecular biology products, as well as by essentially flat revenues in the United States for the discovery labware product area. International Biosciences revenues grew approximately 14 percent, after excluding the unfavorable impact of foreign currency translation.

Segment Revenues               Three Months Ended March 31,   Six Months Ended March 31,
                               ---------------------------------------------------------
   (Dollars in millions)        2002   2001    % Change      2002    2001   % Change
========================================================================================
Medical
    United States              $  269  $245       10        $  520  $  471      11
    International                 261   255        2           513     489       5
----------------------------------------------------------------------------------------
Total                          $  530  $500        6        $1,033  $  960       8
========================================================================================
Clinical Lab
    United States              $  194  $175       10        $  366  $  335       9
    International                 124   122        2           246     237       4
----------------------------------------------------------------------------------------
Total                          $  318  $297        7        $  612  $  572       7
========================================================================================
Biosciences
    United States              $   88  $ 83        7        $  165  $  156       6
    International                  77    71        8           147     127      15
----------------------------------------------------------------------------------------
Total                          $  165  $154        7        $  312  $  283      10
========================================================================================

Total Revenues
    United States              $  551  $503        9        $1,051  $  962       9
    International                 462   448        3           907     853       6
----------------------------------------------------------------------------------------
Total                          $1,013  $951        7        $1,958  $1,815       8
========================================================================================


Refer to Note 6 in Notes to Condensed Consolidated Financial Statements for additional segment data.

Effective October 1, 2001, BD adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets", which, among other things, eliminates the requirement to amortize goodwill and certain other intangible assets. See Note 8 of the Notes to Condensed Consolidated Financial Statements for further discussion.

Excluding the impact of special charges as more fully described below and in
Note 7 of the Notes to Condensed Consolidated Financial Statements and the adoption of SFAS Nos. 141 and 142, changes in segment operating income were primarily driven by fluctuations in revenue, as discussed above. Clinical Lab segment operating income also benefited from increased sales of advanced protection devices as well as respiratory and flu diagnostic tests, which have higher overall gross profit margins as compared to products sold in the same period in the prior year. Biosciences segment operating income benefited from foreign exchange gains in the current quarter.

Gross profit margin was 48.4% for the quarter and 47.8% for the six months, compared with 48.8% and 48.2%, respectively, for the prior year. Higher gross margins from sales of our advanced protection products were more than offset by increased sales in the current year of products with lower overall gross profit margins. Gross profit margin was also negatively impacted by unfavorable manufacturing variances resulting from an inventory reduction program in the Medical segment.

Selling and administrative expense was 24.4% of revenues for the quarter and 25.3% of revenues for the six months, compared with the prior year's ratios of 25.4% and 26.3%, respectively. Excluding goodwill amortization associated with the adoption of SFAS Nos. 141 and 142, prior year selling and administrative expense as a percent of revenues would have been about 24.8% for the quarter and 25.6% for the six months. Incremental spending on key initiatives was mostly offset by $6 million of favorable foreign currency translation. Investment in research and development was 5.6% of revenues for the quarter and 5.7% of revenues for the six months, compared with 5.7% and 5.9% of revenues, respectively, in the prior year.

Operating margin was 17.4% for the quarter and 16.2% for the six months, compared with 17.6% and 16.0%, respectively, in the prior year. Excluding the aforementioned impact of special charges in the current year's quarter and goodwill amortization in the prior year's quarter, operating margin as a percent of revenue would have been 18.3% for the quarter and 16.7% for the six months in both the current and prior years. Net interest expense declined $7 million for the quarter and $16 million for the six months compared with the prior year, primarily due to lower short-term interest rates.

Other income, net was $500 thousand for the quarter, compared with other expense, net, in the prior year of $3 million. Foreign exchange gains of $9 million in the current quarter were offset by write-downs of assets to fair value, including $5 million relating to assets held for sale. Other expense, net for the six months was $1 million, compared with $5 million in the prior year. For the six months, foreign exchange gains of $13 million were offset by net losses on investments of $7 million and write-downs of assets of $8 million. As further described in Note 1 of the Notes to Condensed Consolidated Financial Statements, hedging costs of $8 million recorded in other expense in the first six months of fiscal 2001 have been reclassified as a reduction in revenues, to conform with the current year presentation.

The income tax rate was 23% for the quarter, or 24% excluding the impact of special charges. Our tax rate in the prior year was 23% on a post-SAB 101 basis. We expect our tax rate for the full year to be about 24%, excluding the impact of special charges.

Net income and diluted earnings per share for the current quarter were $129 million and 48 cents, respectively, compared with $114 million and 42 cents in the prior year. Excluding the impact of special charges discussed earlier, diluted earnings per share for the quarter would have been 50 cents. Reported net income and diluted earnings per share for the current six months were $229 million and 85 cents, respectively, compared with net income and diluted earnings per share, excluding the cumulative effect of accounting change, of $188 million and 70 cents for the same period in fiscal 2001. Diluted earnings per share for the current quarter and six months reflect a benefit of approximately 2 1/2 cents and 5 cents, respectively, from the adoption of SFAS No. 142. See Note 8 of the Notes to Condensed Consolidated Financial Statements for further discussion.

On April 8, 2002, we entered into a non-binding letter of intent with AorTech International plc ("AorTech") to sell our critical care product line for approximately $52 million. Approximately one-half of the purchase price is expected to be paid over 30 months following the date of closing, and is subject to adjustments based on future sales results. The critical care product line generated sales of about $47 million in fiscal 2001. Assuming this divestiture had been completed as of October 1, 2001, we estimate that fiscal 2002 diluted earnings per share would have been impacted by less than one cent, excluding the estimated loss on sale discussed below.

The transaction is subject to the execution of a definitive purchase agreement and the approval of AorTech's Board of Directors and shareholders, as well as BD's Board of Directors. These events are expected to occur in the second half of our fiscal year, at which time we will record a substantially non-cash loss on sale, that we presently estimate to be in the range of $25 to $30 million, or approximately six to seven cents per share.


Special Charges

We recorded special charges of $10 million, or two cents per share, during the second quarter related to a manufacturing restructuring program in the Medical segment, as more fully described in Note 7 of the Notes to Condensed Consolidated Financial Statements. During the third quarter of fiscal 2002, we anticipate recording additional special charges associated with this restructuring program, which we currently estimate to be approximately $12 million, or four cents per share, primarily related to severance in Europe. Over the next 12 months, we expect any savings from the reduction in salaries and wages expense to be more than offset by other costs related to this restructuring program, including accelerated depreciation and equipment transfer costs. Beginning in Q3 of fiscal 2003, we anticipate the net savings associated with this program to be approximately $2 million each quarter.

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

Liquidity and Capital Resources

During the first six months of fiscal 2002, cash provided by operating activities was $292 million compared to $316 million during the first six months of last year. Cash provided by operations in fiscal 2002 was reduced by a $100 million cash contribution to the U.S. pension plan made in November 2001. We made this contribution in order to mitigate the decline in the market value of pension assets during fiscal 2001.

As of March 31, 2002, total debt of $1.3 billion represented 34.8% of total capital (shareholders' equity, net non-current deferred income tax liabilities, and debt), down from 38.9% a year ago. We use commercial paper to meet our short-term financing needs, including working capital requirements. As discussed in our Annual Report on Form 10-K, we currently have in place two syndicated credit facilities totaling $900 million that are available to provide backup support for our commercial paper program and for other general corporate purposes. Each of these facilities contains a single financial covenant relating to our interest coverage ratio. Given the availability of these facilities and our strong credit ratings, we continue to have a high degree of confidence in our ability to refinance maturing short-term and long-term debt, as well as incur substantial additional debt, if required.

Capital expenditures during the first six months were $115 million, compared with last year's amount of $180 million. We expect capital spending for fiscal 2002 to be about $300 million. The decline in cash provided by financing activities is primarily due to the repurchase of three million shares of our common stock for $103 million during the first six months. At March 31, 2002, seven million shares remained under a September 2001 Board of Directors' resolution that authorized the repurchase of up to 10 million common shares.

Critical Accounting Policies

"Management's Discussion and Analysis of Financial Condition and Results of Operations" discusses our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, as well as the disclosure of contingent assets and liabilities at the date of the financial statements. Some of those judgments can be subjective and complex, and consequently actual results could differ from those estimates. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. For any given estimate or assumption made by management, there may also be other estimates or assumptions that are reasonable. However, we believe that given the current facts and circumstances, it is unlikely that applying any such other reasonable judgment would materially impact the accompanying financial statements.

Management believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of BD's consolidated financial statements.

Revenue Recognition

We recognize revenue for most instruments sold from the Biosciences segment upon installation at the customer's site, due to the fact that a substantive installation effort is required and only we can perform the service. We also defer revenue recognition related to branded insulin syringe products that are sold under incentive programs to distributors in the U.S. consumer trade channel. These distributors have implied rights of return on unsold merchandise held by them. We recognize revenue on these products upon the sell-through of the respective product from the distribution channel partner to the end customer. Substantially all other revenue is recognized when products are shipped to customers.

Investments

We hold minority interests in companies having operations or technology in areas within or adjacent to BD's strategic focus. Some of these companies are publicly traded for which share prices are available, and some are non-publicly traded whose value is difficult to determine. We write down an investment when management believes an investment has experienced a decline in value that is other than temporary. Future adverse changes in market conditions or poor operating results of the underlying investments could result in an inability to recover the carrying value of the investments, thereby possibly requiring impairment charges in the future.

Restructuring

During the current quarter, we recorded reserves in connection with our restructuring program. These reserves include estimates pertaining to employee separation costs. In fiscal years 2000 and 1998, we also recorded reserves related to restructuring programs. These reserves included estimates pertaining to employee separation costs, as well as litigation defense costs associated with our latex glove business, which was divested in 1995. See Note 7 of the Notes to Condensed Consolidated Financial Statements for further discussion. Although we do not anticipate significant changes, the actual costs may differ from these estimates.

Contingencies

We are involved, both as a plaintiff and a defendant, in various legal proceedings which arise in the ordinary course of business, including, without limitation, product liability and environmental matters. A more complete description of legal proceedings has been set forth in our 2001 Annual Report on Form 10-K (the "10-K"), subsequent periodic reports filed with the Securities and Exchange Commission on Forms 10-Q and 8-K and in Part II of this Report on Form 10-Q. We assess the likelihood of any adverse judgments or outcomes to these matters as well as potential ranges of probable losses. A determination of the amount of reserves, if any, for these contingencies is made after careful analysis of each individual issue and, when appropriate, is developed after consultation with outside counsel. The reserves may change in the future due to new developments in each matter or changes in our strategy in dealing with these matters.

Benefit Plans

We have significant pension and post-retirement benefit costs and credits that are developed from actuarial valuations. Inherent in these valuations are key assumptions including discount rates and expected return on plan assets. We consider current market conditions, including changes in interest rates, in selecting these assumptions. Changes in the related pension and post-retirement benefit costs or credits may occur in the future due to changes in the assumptions.

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

o Government laws and regulations affecting domestic and foreign operations, including those relating to trade, monetary and fiscal policies, taxation, environmental matters, sales practices, price controls, licensing and regulatory approval of new products.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

        We are involved, both as a plaintiff and a defendant, in various legal proceedings which arise in the ordinary course of business, including, without limitation, product liability and environmental matters.

        A more complete description of legal proceedings has been set forth in our 2001 Annual Report on Form 10-K (the "10-K"). For the quarter ended March 31, 2002, the following changes have occurred.

        Latex Cases
        We have received a total of 513 claims to date, relating to alleged reactions caused by exposure to latex resulting from the use, over time, of latex gloves. The facts and circumstances of new claims filed since the 10-K are similar to those previously filed and we are of the same opinion as stated in the 10-K.

        RTI Litigation
        On January 18, 2002, Retractable Technologies, Inc. ("RTI" or "plaintiff") filed a second amended complaint against BD, another manufacturer, and two group purchasing organizations ("GPOs") under the caption Retractable Technologies, Inc. vs. Becton, Dickinson and Company, et al. (Civil Action No. 501 CV 036, United States District Court, Eastern District of Texas) for alleged violations of state and Federal antitrust laws. Plaintiff also has asserted claims for business disparagement, common law conspiracy, and tortious interference with business relationships. Plaintiff seeks money damages in an as yet undisclosed amount. On February 22, 2002, BD filed a motion, now pending, to dismiss the second amended complaint. Although the Court previously set September 10, 2002 to begin jury selection, extension of that date until early 2003 is the subject of discussions among the parties, as well as the subject of a pending motion filed by the defendants with the Court on April 24, 2002.

        Class Action Cases
        We, along with another manufacturer and several medical product distributors, have been named as a defendant in product liability class action lawsuits relating to healthcare workers who allegedly sustained needlesticks on conventional products, but have not become infected with any disease. At the time of the filing of the 10-K, cases were pending on behalf of an unspecified number of healthcare workers in seven states seeking class certification under the laws of these states. Since the filing of our Quarterly Report on Form 10-Q for the period ended December 31, 2001, the following developments have occurred:

        o In Alabama, in Daniels vs. Becton Dickinson et al (Case no. CV 1998 2757, Montgomery Circuit County Court), which was filed on October 30, 1998, the court dismissed the claims without prejudice on March 1, 2002.

        o In Illinois, in McCaster vs. Becton Dickinson et al. (Case No. 98L09478, Cook County Circuit Court), which was filed on August 13, 1998, the appeals court issued a decision on March 6, 2002 denying plaintiff's petition for review of the trial court's January 11, 2002 decision to deny class certification.

        o In New Jersey, in Pollak, Swartley vs. Becton Dickinson et al (Case No. L-9449-98, Camden County Superior Court, which was filed on December 7, 1998, the court dismissed the case (including the individual claims of all the named plaintiffs) with prejudice on March 6, 2002. Summary judgment dismissing the complaint of the class representative had previously been granted on November 30, 2001.



        The Company continues its vigorous defense of the four remaining class action lawsuits pending.

        CalOSHA
        As reported in the Form 10-K, CalOSHA issued a Citation and Notification of Penalty to the Kaiser Permanent Sunset facility in Los Angeles, alleging that the BD Eclipse'TM' blood collection device used in the laboratory at that facility did not meet the California regulatory standard for a needle with engineered sharp injury protection. The Citation did not state the factual basis of the allegation or the relief sought. Kaiser appealed the Citation and BD intervened in the proceeding. On February 25, 2002, the California Occupational Safety and Health Appeals Board entered an Order in which CalOSHA withdrew the Citation regarding the BD Eclipse'TM', stating that "The Division [CalOSHA] has made no finding that the Eclipse device is unacceptable or that California employees should not be using the device."

        Summary
        While it is not possible to predict or determine the outcome of the above or other legal actions brought against BD, upon resolution of such matters, we may incur charges in excess of presently established reserves. Such future charges, individually and in the aggregate, could have a material adverse impact on our net income and net cash flows in the period in which they are recorded or paid, however, in our opinion, the results of the above matters, individually and in the aggregate, are not expected to have a material adverse effect on the Company's consolidated financial condition.

Item 2. Changes in Securities and Use of Proceeds.

        Not applicable.

Item 3. Defaults Upon Senior Securities.

        Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

        a.) Our Annual Meeting of Shareholders was held on February 13, 2002.

        c.) i.) A management proposal for the election of three directors for the terms indicated below was voted upon as follows:

                                                                 Votes           Votes
                           Nominee             Term               For           Withheld
                -------------------------------------------------------------------------
                Albert J. Costello          3 Years        229,613,527         2,534,181
                James E. Perrella           3 Years        229,594,907         2,552,801
                Alfred Sommer               3 Years        229,647,495         2,500,213

            ii.) A management proposal to approve the selection of Ernst & Young, LLP as independent auditors for the fiscal year ending September 30, 2002 was voted upon. 229,478,035 shares were voted for the proposal, 1,543,019 shares were voted against, and 1,126,654 shares abstained.

            iii.) A management proposal relating to the adoption of the 2002
                  Stock Option Plan was voted upon. 208,084,543 shares were voted for the proposal, 22,307,585 shares were voted against, and 1,755,580 shares abstained.

            iv.) A shareholder proposal requesting the Board of Directors take the necessary steps to provide for cumulative voting in the election of directors was voted upon. 74,217,231 shares were voted for the proposal, 118,313,472 shares were voted against and 15,916,558 shares abstained.

Item 5. Other Information.

        Not applicable.

Item 6. Exhibits and Reports on Form 8-K.

        a)  Exhibits

            None.

        b)  Reports on Form 8-K

            During the three-month period ended March 31, 2002, we filed three Current Reports on Form 8-K:

            (i) Under Item 5 - Other Events, we announced our results for the first quarter ended December 31, 2001 in a report dated January 23, 2002.

            (ii) Under Item 5 - Other Events, in a report dated February 14, 2002, we confirmed the election of Edward J. Ludwig to the additional role of Chairman of the Board effective following the BD Annual Meeting of shareholders that was held on February 13, 2002.

            (iii) Under Item 9 - Regulation FD Disclosure, we furnished information in a report dated March 20, 2002 regarding recent developments in three product liability class action lawsuits.

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


                                     Becton, Dickinson and Company
                                     -----------------------------
                                             (Registrant)

Date  May 13, 2002


                                            /s/ John R. Considine
                            ---------------------------------------------------
                                              John R. Considine
                            Executive Vice President and Chief Financial Officer
                                         (Principal Financial Officer)


                                            /s/ Richard M. Hyne
                            ---------------------------------------------------
                                              Richard M. Hyne
                                        Vice President and Controller
                                          (Chief Accounting Officer)

                             STATEMENT OF DIFFERENCES
                             ------------------------

The trademark symbol shall be expressed as ............................... 'TM'