Form 10-Q
period 2002-06-30
BECTON DICKINSON & CO
filed 2002-08-13
CIK 10795

                                    FORM 10-Q
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended    June 30, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

For the transition period from ______________________ to _______________


Commission file number     001-4802


                          Becton, Dickinson and Company
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          New Jersey                                22-0760120
--------------------------------       -----------------------------------
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
                                             ---   ---

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Class of Common Stock            Shares Outstanding as of July 31, 2002
     ---------------------            --------------------------------------
 Common stock, par value $1.00                     256,721,084

                          BECTON, DICKINSON AND COMPANY
                                    FORM 10-Q
                  For the quarterly period ended June 30, 2002

                                TABLE OF CONTENTS


Part I.    FINANCIAL INFORMATION                                                    Page Number
-------    ---------------------                                                    -----------

Item 1.    Financial Statements (Unaudited)
                Condensed Consolidated Balance Sheets..........................          3
                Condensed Consolidated Statements of Income.....................         4
                Condensed Consolidated Statements of Cash Flows.................         5
                Notes to Condensed Consolidated Financial Statements............         6
Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations............................................         15
Item 3.    Quantitative and Qualitative Disclosures About Market Risk...........         23

Part II.   OTHER INFORMATION
--------   -----------------

Item 1.    Legal Proceedings....................................................         24
Item 2.    Changes in Securities and Use of Proceeds............................         25
Item 3.    Defaults Upon Senior Securities......................................         25
Item 4.    Submission of Matters to a Vote of Security Holders..................         25
Item 5.    Other Information....................................................         25
Item 6.    Exhibits and Reports on Form 8-K.....................................         25

Signatures .....................................................................         27

                          ITEM 1. FINANCIAL STATEMENTS
                          BECTON, DICKINSON AND COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                              Thousands of Dollars


                                                             June 30,          September 30,
Assets                                                        2002                 2001
                                                           -----------         -------------
                                                           (Unaudited)
 Current Assets:
    Cash and equivalents                                   $   175,981           $    82,129
    Short-term investments                                           -                 4,571
    Trade receivables, net                                     735,464               768,047
    Inventories:
       Materials                                               154,050               160,208
       Work in process                                         136,468               115,257
       Finished products                                       433,817               432,279
                                                           -----------           -----------
                                                               724,335               707,744
    Prepaid expenses, deferred taxes and other                 199,965               200,451
                                                           -----------           -----------
       Total Current Assets                                  1,835,745             1,762,942

 Property, plant and equipment                               3,569,734             3,420,294
   Less allowances for depreciation and amortization         1,826,206             1,704,271
                                                           -----------           -----------
                                                             1,743,528             1,716,023

 Goodwill, Net                                                 493,351               431,452
 Core and Developed Technology, Net                            288,548               304,688
 Other Intangibles, Net                                        125,345               164,643
 Capitalized Software, Net                                     273,418               231,123

 Other                                                         163,447               191,416
                                                           -----------           -----------

       Total Assets                                        $ 4,923,382            $4,802,287
                                                           ===========           ===========

Liabilities and Shareholders' Equity

 Current Liabilities:
    Short-term debt                                        $   471,050           $   454,012
    Payables and accrued expenses                              809,262               810,664
                                                           -----------           -----------
       Total Current Liabilities                             1,280,312             1,264,676

 Long-Term Debt                                                782,383               782,996

 Long-Term Employee Benefit Obligations                        252,615               335,731

 Deferred Income Taxes and Other                                93,327                90,117

 Commitments and Contingencies                                       -                     -

 Shareholders' Equity:
    Preferred stock                                             38,625                40,528
    Common stock                                               332,662               332,662
    Capital in excess of par value                             181,353               148,690
    Retained earnings                                        3,408,388             3,137,304
    Unearned ESOP compensation                                 (13,727)              (12,001)
    Deferred compensation                                        8,458                 7,096
    Common shares in treasury - at cost                     (1,089,989)             (937,790)
    Accumulated other comprehensive loss                      (351,025)             (387,722)
                                                           -----------           -----------
       Total Shareholders' Equity                            2,514,745             2,328,767
                                                           -----------           -----------

       Total Liabilities and Shareholders' Equity          $ 4,923,382           $ 4,802,287
                                                           ===========           ===========


See notes to condensed consolidated financial statements

                          BECTON, DICKINSON AND COMPANY
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                   Thousands of Dollars, Except Per-share Data
                                   (Unaudited)



                                                      Three Months Ended            Nine Months Ended
                                                           June 30,                      June 30,
                                                   ------------------------     --------------------------
                                                     2002            2001          2002           2001
                                                   --------        --------     ----------      ----------
Revenues                                           $998,460        $943,290     $2,956,377      $2,758,657

Cost of products sold                               514,071         474,891      1,536,966       1,415,547
Selling and administrative                          253,857         248,709        749,811         725,913
Research and development                             53,037          53,105        164,588         160,329
Special charges                                      11,571               -         21,508               -
                                                   --------        --------     ----------      ----------
Total Operating Costs and Expenses                  832,536         776,705      2,472,873       2,301,789
                                                   --------        --------     ----------      ----------

Operating Income                                    165,924         166,585        483,504         456,868

Interest expense, net                                (8,678)        (13,155)       (27,088)        (47,717)
Other income (expense), net                           1,313            (367)           189          (5,626)
                                                   --------        --------     ----------      ----------

Income Before Income Taxes and Cumulative
  Effect of Change in Accounting Principle          158,559         153,063        456,605         403,525

Income tax provision                                 38,834          34,934        108,019          97,533
                                                   --------        --------     ----------      ----------

Income Before Cumulative Effect of Change
  in Accounting Principle                           119,725         118,129        348,586         305,992

Cumulative effect of change in
  accounting principle, net of tax                        -               -              -         (36,750)
                                                   --------        --------     ----------      ----------

Net Income                                         $119,725        $118,129     $  348,586      $  269,242
                                                   ========        ========     ==========      ==========

Basic Earnings Per Share
  Before Cumulative Effect of Change in
     Accounting Principle                          $    .46        $    .46     $     1.34      $     1.18
  Cumulative effect of change in accounting
     principle, net of tax                                -               -              -            (.14)
                                                   --------        --------     ----------      ----------

  Basic Earnings Per Share                         $    .46        $    .46     $     1.34      $     1.04
                                                   ========        ========     ==========      ==========

Diluted Earnings Per Share
  Before Cumulative Effect of Change in
     Accounting Principle                          $    .44        $    .44     $     1.29      $     1.14
  Cumulative effect of change in accounting
     principle, net of tax                                -               -              -            (.14)
                                                   --------        --------     ----------      ----------

  Diluted Earnings Per Share                       $    .44        $    .44     $     1.29      $     1.00
                                                   ========        ========     ==========      ==========

Dividends Per Common Share                         $  .0975        $   .095     $    .2925      $     .285
                                                   ========        ========     ==========      ==========



See notes to condensed consolidated financial statements

                          BECTON, DICKINSON AND COMPANY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              Thousands of Dollars
                                   (Unaudited)




                                                                                 Nine Months Ended
                                                                                     June 30,
                                                                             --------------------------
                                                                               2002             2001
                                                                             ---------       ----------

 Operating Activities

   Net income                                                                $ 348,586        $ 269,242
   Adjustments to net income to derive net cash
     provided by operating activities:
       Depreciation and amortization                                           224,486          232,437
       Pension contribution                                                   (100,000)               -
       Non-cash special charges                                                  6,526                -
       Cumulative effect of change in accounting principle, net of tax               -           36,750
       Change in working capital                                                34,388          (53,270)
       Other, net                                                               18,415           39,344
                                                                             ---------       ----------
       Net Cash Provided by Operating Activities                               532,401          524,503
                                                                             ---------       ----------

 Investing Activities

   Capital expenditures                                                       (163,041)        (265,888)
   Capitalized software                                                        (61,638)         (54,207)
   Sales (purchases) of investments, net                                         6,826           (6,781)
   Acquisitions of businesses, net of cash acquired                                  -          (30,953)
   Other, net                                                                  (24,090)         (38,844)
                                                                             ---------       ----------
       Net Cash Used for Investing Activities                                 (241,943)        (396,673)
                                                                             ---------       ----------

 Financing Activities

   Change in short-term debt                                                    18,674            4,030
   Proceeds from long-term debt                                                  4,496            2,387
   Payments of long-term debt                                                   (3,842)        (102,594)
   Repurchase of common stock                                                 (173,750)               -
   Issuance of common stock from treasury                                       33,980           69,379
   Dividends paid                                                              (77,335)         (75,974)
                                                                             ---------       ----------
       Net Cash Used for Financing Activities                                 (197,777)        (102,772)
                                                                             ---------       ----------

 Effect of exchange rate changes on cash and equivalents                         1,171           (2,963)
                                                                             ---------       ----------
       Net increase in cash and equivalents                                     93,852           22,095

 Opening Cash and Equivalents                                                   82,129           49,196
                                                                             ---------       ----------
 Closing Cash and Equivalents                                                $ 175,981        $  71,291
                                                                             =========       ==========


See notes to condensed consolidated financial statements

                          BECTON, DICKINSON AND COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
          Dollar and Share Amounts in Thousands, Except Per-share Data
                                  June 30, 2002

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

The Company redesignated its cash flow hedges in April 2001 pursuant to implementation guidance released by the Derivatives Implementation Group of the Financial Accounting Standards Board ("FASB") related to SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as more fully discussed in the 2001 Annual Report on Form 10-K. This interpretation allows changes in the time value of option contracts to be included in effectiveness testing. Prior to the release of this guidance and the redesignation of these hedges, the Company recorded hedging costs related to the change in the time value of option contracts in other expense. Prior year hedging costs recorded in other expense of $8,121 for the first six months of fiscal 2001 have been reclassified as a reduction in revenues, to conform with the current year presentation.

Capitalized software primarily represents costs associated with our enterprise-wide program to upgrade our business information systems, known internally as Genesis. The costs associated with the Genesis program will be fully amortized by 2009, with amortization expense being primarily reported as Selling and administrative expense.

Note 2 - Inventory Valuation

The Company uses the last-in, first-out ("LIFO") method of determining cost for substantially all inventories in the United States. An actual valuation of inventory under the LIFO method will be made only at the end of each fiscal year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on management's estimates of expected year-end inventory levels and costs. All other inventories are accounted for using the first-in, first-out ("FIFO") method. At September 30, 2001, inventories valued under the LIFO method approximated current cost.

Note 3 - Comprehensive Income

Comprehensive income for the Company is comprised of the following:


                                              Three Months Ended                    Nine Months Ended
                                                   June 30,                             June 30,
                                            --------------------------          -------------------------
                                              2002              2001              2002             2001
                                            --------           -------          --------         --------
Net Income                                  $119,725          $118,129          $348,586         $269,242
Other Comprehensive Income,
  Net of Tax
     Foreign currency translation
          adjustments                         73,429           (24,009)           38,167          (59,400)
     Unrealized (loss) gain on
          investments, net of
          amounts realized                    (1,991)            1,142             1,536           (1,567)
     Unrealized (loss) gain on
          cash flow hedges, net of
          amounts realized                    (6,855)           (2,018)           (3,006)           3,253
                                            --------          --------          --------         --------
Comprehensive Income                        $184,308          $ 93,244          $385,283         $211,528
                                            ========          ========          ========         ========

The amount of unrealized gains or losses on investments and cash flow hedges in comprehensive income has been adjusted to reflect the realized gains and losses included in net income during the three and nine months ended June 30, 2002 and 2001.

Note 4 - Earnings per Share

The following table sets forth the computations of basic and diluted earnings per share, before the cumulative effect of accounting change:


                                              Three Months Ended                    Nine Months Ended
                                                   June 30,                             June 30,
                                            --------------------------          -------------------------
                                              2002              2001              2002             2001
                                            --------           -------          --------         --------
   Income Before Cumulative
        Effect of Accounting Change         $119,725          $118,129          $348,586         $305,992
   Preferred stock dividends                    (634)             (672)           (1,934)          (2,058)
                                            --------          --------          --------         --------

   Income available to common
        shareholders (A)                     119,091           117,457           346,652          303,934

   Preferred stock dividends -
        using "if converted" method              634               672             1,934            2,058
   Additional ESOP contribution -
        using "if converted" method             (145)             (152)             (455)            (482)
                                            --------          --------          --------         --------
   Income available to common
        shareholders after assumed
        conversions (B)                     $119,580          $117,977          $348,131         $305,510
                                            ========          ========          ========         ========

   Average common shares
        outstanding (C)                      258,067           258,086           258,568          256,513
   Dilutive stock equivalents from
        stock plans                            6,754             7,095             6,976            7,372
   Shares issuable upon conversion
        of preferred stock                     4,190             4,472             4,190            4,472
                                            --------          --------          --------         --------
   Average common and common
        equivalent shares outstanding
        - assuming dilution (D)              269,011           269,653           269,734          268,357
                                            ========          ========          ========         ========

   Basic earnings per share (A/C)           $    .46          $    .46          $   1.34         $   1.18
                                            ========          ========          ========         ========
   Diluted earnings per share (B/D)         $    .44          $    .44          $   1.29         $   1.14
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

Note 6 - Segment Data

For the nine months ended June 30, 2002, decisions about resource allocation and performance assessment were made separately for the BD Medical Systems ("Medical") segment, the BD Clinical Laboratory Solutions ("Clinical Lab") segment, and the BD Biosciences ("Biosciences") segment.

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

Financial information for the Company's segments is as follows:



                                                Three Months Ended                 Nine Months Ended
                                                     June 30,                           June 30,
                                            --------------------------          -------------------------
                                             2002              2001(A)            2002           2001(A)
                                            --------          --------          --------       ----------
Revenues
  Medical                                   $544,176          $507,418          $1,577,590     $1,467,331
  Clinical Lab                               298,030           284,416             910,436        856,492
  Biosciences                                156,254           151,456             468,351        434,834
                                            --------          --------          ----------     ----------
                    Total Revenues (B)      $998,460          $943,290          $2,956,377     $2,758,657
                                            ========          ========          ==========     ==========

Segment Operating Income  (C)
  Medical                                   $119,284          $118,062          $  329,412     $  319,624
  Clinical Lab                                57,661            53,779             181,111        157,097
  Biosciences                                 23,377            26,614              81,267         66,938
                                            --------          --------          ----------     ----------
                         Total Segment
                      Operating Income       200,322           198,455             591,790        543,659
  Unallocated Items (D)                      (41,763)          (45,392)           (135,185)      (140,134)
                                            --------          --------          ----------     ----------
        Income Before Income Taxes and
        Cumulative Effect of Change in
                  Accounting Principle      $158,559          $153,063          $  456,605     $  403,525
                                            ========          ========          ==========     ==========

(A) Prior year amounts have been restated to reflect the adoption of SAB 101. Also, as discussed in Note 1, prior year to date amounts reflect the reclassification of hedging costs from other expense to revenues. The amounts reclassified were $2,768 for Medical, $3,017 for Clinical Lab, and $2,336 for Biosciences for the first six months of fiscal 2001.

(B)  Intersegment revenues are not material.

(C) The Company ceased amortizing goodwill and indefinite-lived intangible assets on 10/1/2001, as discussed in Note 8. In addition, the current year includes special charges of $11,571 for the quarter and $21,508 for the nine months, as discussed in Note 7. The allocation of special charges for the quarter is as follows: $12,663 for Medical, $(468) for Clinical Lab, $(447) for Biosciences, and $(177) for Unallocated. The allocation of special charges for the nine months is as follows: $22,600 for Medical, $(468) for Clinical Lab, $(447) for Biosciences, and $(177) for Unallocated.

(D) Includes interest, net; foreign exchange; corporate expenses; gains on sales of investments and certain legal defense costs.

Note 7 - Special Charges

Fiscal Year 2002

The Company recorded special charges of $9,937 and $15,760 during the second and third quarters of fiscal 2002, respectively, related to a manufacturing restructuring program in the Medical segment that is aimed at optimizing manufacturing efficiencies and improving the Company's competitiveness in the different markets in which it operates. Of these charges, $19,171 represented exit costs, which included $18,533 related to severance costs. This program involves the termination of 533 employees in China, France, Germany, Ireland, Mexico, and the United States. As of June 30, 2002, 74 of the targeted employees had been severed. The Company expects these terminations to be completed and the related accrued severance to be substantially paid by the end of fiscal 2003.

Also included in special charges for the nine month period were asset write-downs of $6,526. Included in this amount were asset impairments in China of $5,109 that represented the excess carrying values over the fair values of machinery and equipment, based on discounted cash flow estimates. The depreciation of the remaining carrying value of these assets will be accelerated over the period remaining until the completion of the exit plan. The remaining asset write-downs recorded in the special charge included machinery and equipment, which were written down to zero. These assets were taken out of service immediately after the write-down occurred and will be scrapped.

Offsetting special charges in the third quarter were $4,189 of reversals of fiscal 2000 special charges. These charges primarily related to a manufacturing restructuring that took place in Europe and includes excess reserves primarily related to severance and lease cancellation costs. The lower severance costs were due to the ability to sever individuals at a lower cost. The lower lease cancellation cost was due to the decision not to exit a leased facility as originally planned. These changes primarily resulted from further analysis of our European manufacturing structure and a modified restructuring plan approved in the third quarter of 2002. These reversals, the majority of which related to the Medical segment, were recorded to Special Charges, consistent with the original accounting treatment.

A summary of the 2002 special charge accrual activity follows:



                                           Severance            Restructuring
                                           ----------           -------------
   2002 Special Charges                        $18,500                   $600
   Foreign Currency Translation                  1,200                      -
   Payments                                       (700)                     -
                                               -------                   ----
   Accrual Balance at
   June 30, 2002                               $19,000                   $600
                                               =======                   ====

Fiscal Year 2000

The Company recorded special charges of $57,514 in fiscal year 2000, as discussed in the 2001 Annual Report on Form 10-K. The Company developed a worldwide organizational restructuring plan to align its existing infrastructure with its projected growth programs. This plan included the elimination of open positions and employee terminations from all businesses, functional areas and regions for the sole purpose of cost reduction. As discussed earlier, the Company reversed $4,189 of these charges in the third quarter of fiscal 2002 primarily related to severance and lease cancellation costs. Of the 600 employees originally targeted for termination under this plan, approximately 30 remained to be severed as of June 30, 2002. The remaining terminations and related accrued severance are expected to be substantially completed and paid no later than the end of 2002.

A summary of the 2000 special charge accrual activity during the first nine months of fiscal 2002 follows:


                                  Severance  Restructuring   Other
                                  ---------  -------------   -----
Accrual Balance at
September 30, 2001                  $6,300      $ 1,200     $11,700
Reversals                           (3,000)      (1,200)          -
Payments                            (1,800)           -      (6,300)
                                    -------     --------     -------
Accrual Balance at
June 30, 2002                       $1,500      $     -     $ 5,400
                                    ======      =======     =======

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

A summary of the 1998 special charge accrual activity during the first nine months of fiscal 2002 follows:


                                                Severance  Restructuring  Other
                                                ---------  -------------  -----

Accrual Balance at September 30, 2001            $6,900      $1,500      $1,300
Payments                                           (500)       (800)       (200)
                                                 ------      ------      ------
Accrual Balance at June 30, 2002                 $6,400        $700      $1,100
                                                 ======      ======      ======


Note 8 - Adoption of New Accounting Standards

Effective October 1, 2001, the Company adopted the provisions of SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141, among other things, changes the criteria for recognizing intangible assets apart from goodwill. SFAS No. 142 stipulates that goodwill and indefinite-lived intangible assets will no longer be amortized, but instead will be periodically reviewed for impairment. Diluted earnings per share for the nine months ended June 30, 2002 reflect an approximate 7 1/2 cent benefit from the adoption of SFAS 142.

Upon adoption of these Statements, the Company reclassified approximately $28,500 of assets from Other Intangibles, Net to Goodwill, Net, primarily related to assembled workforce. These assets did not meet the criteria for recognition apart from goodwill under SFAS No. 141. Of this amount, approximately $18,400 related to the Biosciences segment and approximately $10,100 related to the Medical segment. The Company also ceased amortizing certain trademarks that were deemed to have indefinite lives as they are expected to generate cash flows indefinitely. The following table reconciles reported net income to that which would have been reported if the current method of accounting for goodwill and indefinite-lived asset amortization was used for the quarter and nine months ended June 30, 2001:


                                                  Three Months Ended                 Nine Months Ended
                                                        June 30,                      June 30,
                                                 ---------------------          ----------------------
                                                   2002          2001             2002           2001
                                                 ---------------------          ----------------------

    Reported Net Income                          $119,725      $118,129         $348,586       $269,242
    Add back: Goodwill
         Amortization                                  --         6,809               --         19,549
    Add back:  Amortization
         of Indefinite-Lived
         Intangible Assets                             --           344               --            963
                                                 --------      --------         --------       --------
    Adjusted Net Income                          $119,725      $125,282         $348,586       $289,754
                                                 ========      ========         ========       ========

    Basic Earnings Per Share                     $    .46      $    .46         $   1.34       $   1.04
    Goodwill Amortization                              --           .03               --            .10
    Amortization of
         Indefinite-Lived
         Intangible Assets                             --            --               --             --
                                                 --------      --------         --------       --------
    Adjusted Basic Earnings
         Per Share                               $    .46      $    .49         $   1.34       $   1.14
                                                 ========      ========         ========       ========

    Diluted Earnings Per
         Share                                   $    .44      $    .44         $   1.29       $   1.00
    Goodwill Amortization                              --           .03               --            .07
    Amortization of
         Indefinite-Lived
         Intangible Assets                             --            --               --             --
                                                 --------      --------         --------       --------
    Adjusted Diluted Earnings
         Per Share                               $    .44      $    .47         $   1.29       $   1.07
                                                 ========      ========         ========       ========


Acquired Intangible Assets


                                                         As of June 30, 2002
                                                  -------------------------------
                                                  Gross Carrying    Accumulated
                                                       Amount       Amortization
                                                       ------       ------------

Amortized intangible assets:
     Core and Developed Technology                     $370,044          $81,496
     Patents, Trademarks, & Other                       302,539          194,815
                                                       --------         --------
          Total                                        $672,583         $276,311
                                                       ========         ========

     Unamortized intangible assets:
          Goodwill                                     $493,351
          Trademarks                                     17,621
                                                       --------
               Total                                   $510,972
                                                       ========


Estimated Intangible Amortization Expense:


     For the Years Ending September 30:
          2002                                          $37,168
          2003                                           37,297
          2004                                           35,370
          2005                                           32,834
          2006                                           31,415
          2007                                           31,099


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

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Previous guidance had required that liabilities for exit costs be recognized at the date of an entity's commitment to an exit plan. The Company is required to adopt the provisions of this Statement for any exit or disposal activities that are initiated after December 31, 2002. The Company is in the process of evaluating this Statement and has not yet determined the future impact, if any, on its consolidated financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Becton, Dickinson and Company ("BD") adopted the provisions of Securities and Exchange Commission Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," ("SAB 101") in the fourth quarter of fiscal 2001, retroactive to October 1, 2000, as more fully discussed in our 2001 Annual Report on Form 10-K (the "2001 10-K"). Prior year results have been restated to reflect this adoption.

Third quarter revenues of $998 million represented a six percent increase from the same period a year ago. Revenues for the nine months were $2.956 million, a seven percent increase over a year ago. International revenue growth of seven percent for the quarter and nine months was equally affected by the weakening of currency exchange rates in both Latin America and Japan. After excluding this unfavorable impact of foreign currency translation, international revenues grew nine percent for both the three and nine months.

BD Medical Systems ("Medical") revenues increased seven percent for the quarter. International Medical revenue growth was nine percent, after excluding the unfavorable impact of foreign currency translation. Included in Medical revenues were U.S. safety-engineered product sales of $88 million, compared with $66 million in the prior year's quarter. Medical revenue growth attributable to the transition to safety-engineered devices was offset by reduced sales of conventional devices in the United States. Also contributing to the growth of the segment were sales of worldwide prefillable drug delivery devices, which grew about $15 million or 20%.

Medical revenue was also offset in part by lower revenue in the consumer health care product area. Pursuant to the adoption of SAB 101, we changed our method of accounting for revenue related to branded insulin syringe products that are sold under incentive programs to distributors in the U.S. consumer trade channel. We now recognize revenues on branded insulin syringes upon the sell-through of the respective product from the distribution channel partner to their end customer. In determining the amount of sales to be recorded each quarter, we rely upon independent sales and inventory data from our distribution channel partners. In the third quarter, one distribution channel partner reported data reflecting a higher level of inventory than previously reported data would have indicated. As a result, reported sales of insulin syringes were negatively impacted by approximately $8 million.

BD Clinical Laboratory Solutions ("Clinical Lab") revenues increased five percent for the quarter. International Clinical Lab revenue growth was eight percent, after excluding the unfavorable impact of foreign currency translation. Revenue growth of 11 percent in the preanalytical solutions product area is attributable primarily to U.S. safety-engineered device sales, which were $57 million compared with $43 million in the prior year's quarter. As is the case in the Medical segment, Clinical Lab revenue growth attributable to the transition to safety-engineered devices was offset by the reduced sales of conventional devices in the United States. Worldwide sales in the diagnostic systems product area declined two percent. Inventory stocking by U.S. distributors during the second quarter in advance of the installation of a new enterprise resource planning system adversely impacted revenue growth for the third quarter.

BD Biosciences ("Biosciences") revenues grew three percent for the quarter. International Biosciences revenues grew approximately nine percent, after excluding the unfavorable impact of foreign currency translation. Revenue growth for the segment was driven primarily by strong sales of immunology/cell biology reagents and discovery labware products, which reported combined revenues of $72 million compared with $65 million in the prior year's quarter. Revenue growth for the segment was adversely impacted by essentially flat sales of flow cytometry instruments and reagents, due to softness in pharmaceutical research and development and related capital spending, coupled with the timing of certain instrument installations. Molecular biology reagent revenues (Clontech) decreased about 8% to $18 million. This decline is due to continued weakness in some portions of the molecular biology market, largely due to an industry shift from early stage drug target identification, for which many of our products are used, to later stage drug development products.


                                     Three Months Ended June 30,       Nine Months Ended June 30,
Segment Revenues                    ------------------------------   ------------------------------
   (Dollars in millions)            2002       2001      % Change    2002      2001       % Change
===================================================================================================

Medical
    United States                    $272       $255          6     $  792     $  726          9
     International                    272        252          8        786        741          6
                                     ----       ----          -     ------     ------          -
Total                                $544       $507          7     $1,578     $1,467          8
                                     ====       ====          =     ======     ======          =
Clinical Lab
    United States                    $175       $169          4     $  541     $  504          7
     International                    123        116          6        370        352          5
                                     ----       ----          -     ------     ------          -
Total                                $298       $284          5     $  910     $  856          6
                                     ====       ====          =     ======     ======          =
Biosciences
    United States                    $ 85       $ 85        -       $  250     $  241          4
     International                     71         66          7        218        194         13
                                     ----       ----          -     ------     ------          -
Total                                $156       $151          3     $  468     $  435          8
                                     ====       ====          =     ======     ======          =

Total Revenues
    United States                    $532       $509          4     $1,583     $1,471          8
     International                    466        434          7      1,373      1,287          7
                                     ----       ----          -     ------     ------          -
Total                                $998       $943          6     $2,956     $2,759          7
                                     ====       ====          =     ======     ======          =


Refer to Note 6 in Notes to Condensed Consolidated Financial Statements for additional segment data.

Excluding the impact of special charges as more fully described below and in
Note 7 of the Notes to Condensed Consolidated Financial Statements and the adoption of Statement of Financial Accounting Standards ("SFAS") Nos. 141 and 142 as more fully described in Note 8 of the Notes to Condensed Consolidated Financial Statements, changes in segment operating income were primarily driven by the changes in revenue discussed above. Biosciences segment operating income was adversely impacted by lower sales of molecular biology reagents, which have higher overall gross profit margins, as compared to the same period in the prior year.

Gross profit margin was 48.5% for the quarter and 48.0% for the nine months, compared with 49.7% and 48.7%, respectively, for the prior year. Gross profit margin for the quarter reflects the impact of $3 million of other manufacturing costs, primarily accelerated depreciation, related to the restructuring program in the Medical segment, which is more fully described in Note 7 of the Notes to Condensed Consolidated Financial Statements. In addition, higher gross margins from sales of our advanced protection products were more than offset by lower recorded sales in the current quarter of products with overall higher gross profit margins, including insulin syringes and products in the Biosciences segment, both as discussed earlier. Gross profit margin was also negatively impacted by higher manufacturing costs and the impact of an inventory reduction program in the Medical segment.

Selling and administrative expense was 25.4% of revenues for both the quarter and nine months, compared with the prior year's ratios of 26.4% and 26.3%, respectively. Excluding goodwill amortization associated with the adoption of SFAS Nos. 141 and 142, prior year's selling and administrative expense as a percent of revenues would have been about the same as this year. Investment in research and development was 5.3% of revenues for the quarter and 5.6% of revenues for the nine months, compared with 5.6% and 5.8% of revenues, respectively, in the prior year. Investment in research and development for the quarter and nine months reflects lower spending than in the prior year, primarily due to lower ongoing development costs resulting from the recent introduction of BD ProbeTec ET'TM' and BD Phoenix'TM'.

Operating margin was 16.6% for the quarter and 16.4% for the nine months, compared with 17.7% and 16.6%, respectively, in the prior year. Excluding the aforementioned impact of special charges and other restructuring costs in the current year and goodwill amortization in the prior year, operating margin as a percent of revenue would have been about the same as last year for both the quarter and nine months. Net interest expense declined $4 million for the quarter and $21 million for the nine months compared with the prior year, primarily due to lower short-term interest rates.

Other income, net was $1 million higher for the current quarter compared with a year ago, primarily due to foreign exchange gains. For the nine months, foreign exchange gains of $15 million were offset by net losses on investments of $7 million and write-downs of assets of $8 million. As further described in Note 1 of the Notes to Condensed Consolidated Financial Statements, hedging costs of $8 million recorded in other expense in the first six months of fiscal 2001 have been reclassified as a reduction in revenues, to conform with the current year presentation.

We have an equity investment in a publicly-held company with an original carrying value of $15 million that has been trading below its carrying value since the end of January 2002. We are currently considering the provisions of Securities and Exchange Commission Staff Accounting Bulletin No. 59 in determining whether the market value of this investment has been affected by general market conditions or whether this decline would be considered other than temporary. If we determine this decline to be other than temporary, we will write-down the carrying value of this investment to its fair value in the fourth quarter of fiscal 2002. As of June 30, 2002, comprehensive income included a cumulative unrealized loss of $4 million for this investment. As of July 31, 2002, the cumulative unrealized loss for this investment was approximately $10 million.

The income tax rate was 25% for the quarter, or 24% excluding the impact of special charges. Our tax rate in the prior year was 23% on a post-SAB 101 basis. We expect our tax rate for the full year to be about 24%, excluding the impact of special charges.

Net income and diluted earnings per share for the current quarter were $120 million and 44 cents, respectively, compared with $118 million and 44 cents in the prior year. Reported net income and diluted earnings per share for the current nine months were $349 million and $1.29, respectively, compared with net income and diluted earnings per share, excluding the cumulative effect of accounting change, of $306 million and $1.14 for the same period in fiscal 2001. Excluding the impact of special charges discussed earlier, diluted earnings per share would have been 48 cents and $1.35 for the current quarter and nine months ended June 30, 2002, respectively. Diluted earnings per share for the current quarter and nine months reflect a benefit of approximately 2 1/2 cents and 7 1/2 cents, respectively, from the adoption of SFAS No. 142.

On April 8, 2002, we entered into a non-binding letter of intent with AorTech International plc ("AorTech") to sell our critical care product line. Almost one-half of the current negotiated purchase price would be paid over 30 months following the date of closing and is subject to adjustments based on future sales results. Several important actions must occur, including the execution of a definitive purchase agreement and the approval of Aortech's Board of Directors and shareholders, before the sale can be completed. Taken together, the actions represent significant uncertainty with respect to determining whether the sale will be consummated. Therefore, we have not recorded the loss that will be reflected if the product line is sold. Assuming these actions are completed, we would record a substantially non-cash pre-tax loss that is currently estimated to be in the range of $35 to $40 million.


Special Charges

We recorded special charges of $12 million, or four cents per share, during the third quarter and $22 million, or six cents per share, for the nine months related to a manufacturing restructuring program in the Medical segment, as more fully described in Note 7 of the Notes to Condensed Consolidated Financial Statements. Also included in the third quarter charges was the reversal of $4 million of fiscal 2000 special charges, primarily related to severance and lease cancellation costs. Third quarter results also reflected other manufacturing costs related to the restructuring program of $3 million, or one cent per share, that are included in cost of products sold. Over the next nine months, we expect any savings from the reduction in salaries and wages expense to be more than offset by other costs related to this restructuring program, including accelerated depreciation and equipment transfer costs. Beginning in Q3 of fiscal 2003, we anticipate the net savings associated with this program to be approximately $2 million each quarter.

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

Liquidity and Capital Resources

During the first nine months of fiscal 2002, cash provided by operating activities was $532 million compared to $525 million during the first nine months of last year. Cash provided by operations in fiscal 2002 was reduced by a $100 million cash contribution to the U.S. pension plan made in November 2001.

As of June 30, 2002, total debt of $1.3 billion represented 32.7% of total capital (shareholders' equity, net non-current deferred income tax liabilities, and debt), down from 36.4% a year ago. We use commercial paper to meet our short-term financing needs, including working capital requirements. As discussed in our 2001 Form 10-K, we currently have in place two syndicated credit facilities totaling $900 million, consisting of a $450 million line of credit expiring in August 2002 and a $450 million line of credit expiring in August 2006. We will be renewing and extending for an additional 364-day period the line due to expire this month. Both lines are available to provide backup support for our commercial paper program and for other general corporate purposes. Each of these facilities contains a single financial covenant relating to our interest coverage ratio. Given the availability of these facilities and our strong credit ratings, we continue to have a high degree of confidence in our ability to refinance maturing short-term and long-term debt, as well as incur substantial additional debt, if required.

Capital expenditures during the first nine months were $163 million, compared with last year's amount of $266 million. We do not expect capital spending for fiscal 2002 to exceed $300 million. The decline in cash provided by financing activities is primarily due to the repurchase of 4.9 million shares of our common stock for $174 million during the first nine months. At June 30, 2002,
5.1 million shares remained under a September 2001 Board of Directors' resolution that authorized the repurchase of up to 10 million common shares.


Critical Accounting Policies

"Management's Discussion and Analysis of Financial Condition and Results of Operations" discusses our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, as well as the disclosure of contingent assets and liabilities at the date of the financial statements. Some of those judgments can be subjective and complex, and consequently, actual results could differ from those estimates. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. For any given estimate or assumption made by management, there may also be other estimates or assumptions that are reasonable. However, we believe that given the current facts and circumstances, it is unlikely that applying any such alternative judgments would materially impact the accompanying financial statements. Management believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of BD's consolidated financial statements.

Revenue Recognition

We recognize revenue for most instruments sold from the Biosciences segment upon installation at the customer's site, due to the fact that a substantive installation effort is required and only we can perform the service. We also defer revenue recognition related to branded insulin syringe products that are sold to distributors in the U.S. consumer trade channel. These distributors have implied rights of return on unsold merchandise held by them. We recognize revenue on these products upon the sell-through of the respective product from the distribution channel partner to their end customer. In determining the amount of sales to record each quarter, we rely on independent sales and inventory data provided to us from distribution channel partners. Substantially all other revenue is recognized when products are shipped to customers.

Investments

We hold minority interests in companies having operations or technology in areas within or adjacent to BD's strategic focus. Some of these companies are publicly traded for which share prices are available, and some are non-publicly traded whose value is difficult to determine. We write down an investment when management believes an investment has experienced a decline in value that is other than temporary. Future adverse changes in market conditions or poor operating results of the underlying investments could result in an inability to recover the carrying value of the investments, thereby possibly requiring impairment charges in the future. As of June 30, 2002, our condensed consolidated balance sheet included total investments of $32 million.

Restructuring

During the current year, we recorded reserves in connection with our restructuring program. These reserves include estimates pertaining to employee separation costs. In fiscal years 2000 and 1998, we also recorded reserves related to restructuring programs. These reserves included estimates pertaining to employee separation costs, as well as litigation defense costs associated with our latex glove business, which was divested in 1995. See Note 7 of the Notes to Condensed Consolidated Financial Statements for further discussion. Although we do not anticipate significant changes, the actual costs may differ from these estimates.

Contingencies

We are involved, both as a plaintiff and a defendant, in various legal proceedings which arise in the ordinary course of business, including, without limitation, product liability and environmental matters. A more complete description of legal proceedings has been set forth in our 2001 Form 10-K, subsequent periodic reports filed with the Securities and Exchange Commission on Forms 10-Q and 8-K and in Part II of this Report on Form 10-Q. We assess the likelihood of any adverse judgments or outcomes to these matters as well as potential ranges of probable losses. A determination of the amount of reserves, if any, for these contingencies is made after careful analysis of each individual issue and, when appropriate, is developed after consultation with outside counsel. The reserves may change in the future due to new developments in each matter or changes in our strategy in dealing with these matters.

Benefit Plans

We have significant pension and post-retirement benefit costs and credits that are developed from actuarial valuations. Inherent in these valuations are key assumptions including discount rates and expected return on plan assets. We consider current market conditions, including changes in interest rates and market returns, in selecting these assumptions. Changes in the related pension and post-retirement benefit costs or credits may occur in the future due to changes in the assumptions.

Stock-Based Compensation

As permitted by SFAS No. 123, "Accounting for Stock-Based Compensation," we currently account for stock options by the disclosure-only provision of this Statement, and therefore we use the intrinsic value method as prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," for accounting for stock-based compensation. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of our stock at the date of the option grant over the exercise price. We have not incurred any such compensation expense during the last three fiscal years.

If we had elected to account for our stock-based compensation awards issued subsequent to October 1, 1995 using the fair value method, the estimated fair value of awards would have been charged against income on a straight-line basis over the vesting period, which generally ranges from zero to three years. For the year ended September 30, 2001, our net income and diluted earnings per share would have been lower by an estimated $34 million and 12 cents, respectively, under the fair value method. This effect is not likely representative of the pro forma effect on net income in future years.


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

o The effects, if any, of governmental and media activities relating to U.S. Congressional hearings regarding the business practices of group purchasing organizations, which negotiate product prices on behalf of their member hospitals with BD and other suppliers.

o Fluctuations in the cost and availability of raw materials and the ability to maintain favorable supplier arrangements and relationships.

o Adoption of or changes in government laws and regulations affecting domestic and foreign operations, including those relating to trade, monetary and fiscal policies, taxation, environmental matters, sales practices, price controls, licensing and regulatory approval of new products, or changes in enforcement practices with respect to any such laws and regulations.

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

o The effects, if any, of adverse media exposure or other publicity regarding allegations made or related to litigation pending against BD.

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

         A more complete description of legal proceedings has been set forth in our 2001 Form 10-K. For the quarter ended June 30, 2002, the following changes have occurred.

         Latex Cases
         We have received a total of 513 claims to date, relating to alleged reactions caused by exposure to latex resulting from the use, over time, of latex gloves. The facts and circumstances of new claims filed since the 2001 10-K are similar to those previously filed and we are of the same opinion as stated in the 2001 10-K.

         RTI Litigation
         On January 18, 2002, Retractable Technologies, Inc. ("RTI" or "plaintiff") filed a second amended complaint against BD, another manufacturer, and two group purchasing organizations ("GPOs") under the caption Retractable Technologies, Inc. vs. Becton, Dickinson and Company, et al. (Civil Action No. 501 CV 036, United States District Court, Eastern District of Texas) for alleged violations of state and Federal antitrust laws. Plaintiff also has asserted claims for business disparagement, common law conspiracy, and tortious interference with business relationships. Plaintiff seeks money damages in an as yet undisclosed amount. On February 22, 2002, BD filed a motion to dismiss the second amended complaint. On August 2, 2002, the court issued a Memorandum Opinion and Order denying that motion. The trial currently is scheduled to begin on January 10, 2003. We continue to vigorously defend this matter.

         Class Action Cases
         We, along with another manufacturer and several medical product distributors, have been named as a defendant in product liability class action lawsuits relating to healthcare workers who allegedly sustained needlesticks on conventional products, but have not become infected with any disease. At the time of the filing of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, cases were pending on behalf of an unspecified number of healthcare workers in four states seeking class certification under the laws of these states. Since the filing of our Quarterly Report on Form 10-Q for the period ended March 31, 2002, the following development has occurred:

         o In Ohio, in Grant v. Becton Dickinson et al. (Case No. 98CVB075616, Franklin County Court), which was filed on July 22, 1998, the court issued a decision on July 17, 2002 certifying a class. We have filed an appeal of the court's ruling with the Ohio Court of Appeals for the 10th Appellate Judicial District.

         We will continue our vigorous defense of the four class action lawsuits pending.

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

Item 6.  Exhibits and Reports on Form 8-K.

         a) Exhibits

            None.

         b) Reports on Form 8-K

            During the three-month period ended June 30, 2002, we filed four Current Reports on Form 8-K:

            (i) Under Item 9 - Regulation FD Disclosure, we furnished information in a report dated April 11, 2002 regarding our signing of a non-binding letter of intent to divest our critical care product line.

            (ii) Under Item 5 - Other Events, we announced our results for the second quarter ended March 31, 2002 in a report dated April 24, 2002.

            (iii) Under Item 9 - Regulation FD Disclosure, in a report dated May 7, 2002, we furnished information regarding recent stock option exercises by Edward J. Ludwig, Chairman, President and Chief Executive Officer.

            (iv) Under Item 9 - Regulation FD Disclosure, we furnished information in a report dated May 16, 2002 regarding recent stock option exercises by a corporate officer.

            In addition, in a Report on Form 8-K, under Item 9 - Regulation FD Disclosure dated August 12, 2002, we furnished information regarding the submission of sworn statements by our Chief Executive Officer and Chief Financial Officer to the Securities and Exchange Commission pursuant to SEC Order No. 4-460.

                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        Becton, Dickinson and Company
                                                  (Registrant)

Date:    August 13, 2002



                                        /s/ John R. Considine
                                   -------------------------------
                                            John R. Considine
                            Executive Vice President and Chief Financial Officer
                                      (Principal Financial Officer)




                                        /s/ Richard M. Hyne
                                   -------------------------------
                                            Richard M. Hyne
                                      Vice President and Controller
                                       (Chief Accounting Officer)

                           STATEMENT OF DIFFERENCES

The trademark symbol shall be expressed as...............................   'TM'