Form 10-K
period 2002-09-30
BECTON DICKINSON & CO
filed 2002-12-20
CIK 10795

   AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON DECEMBER 20, 2002
________________________________________________________________________________

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              -------------------

                                   FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2002       COMMISSION FILE NUMBER 1-4802

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
    Yes [x]  No [ ]

    As of June 30, 2002, 256,898,665 shares of the registrant's common stock were outstanding and the aggregate market value of such common stock held by nonaffiliates of the registrant was approximately $8,822,907,027.

                      DOCUMENTS INCORPORATED BY REFERENCE

    (1) Portions of the registrant's Annual Report to Shareholders for the fiscal year ended September 30, 2002 are incorporated by reference into Parts I and II hereof.

    (2) Portions of the registrant's Proxy Statement for the Annual Meeting of Shareholders to be held February 11, 2003 are incorporated by reference into
Part III hereof.

________________________________________________________________________________

                                     PART I

ITEM 1. BUSINESS.

GENERAL

    Becton, Dickinson and Company was incorporated under the laws of the State of New Jersey in November 1906, as successor to a New York business started in 1897. Our executive offices are located at 1 Becton Drive, Franklin Lakes, New Jersey 07417-1880, and our telephone number is (201) 847-6800. All references in this Form 10-K to 'BD' refer to Becton, Dickinson and Company and its domestic and foreign subsidiaries, unless otherwise indicated by the context.

    BD is a medical technology company engaged principally in the manufacture and sale of a broad range of medical supplies, devices, laboratory equipment and diagnostic products used by healthcare institutions, life science researchers, clinical laboratories, industry and the general public.

BUSINESS SEGMENTS

    BD's operations consist of three worldwide business segments: BD Medical Systems ('Medical Systems'), BD Clinical Laboratory Solutions ('Clinical Laboratory Solutions') and BD Biosciences ('Biosciences'). Information with respect to BD's business segments appears on pages 54-55 of BD's Annual Report to Shareholders for the fiscal year ended September 30, 2002 (the '2002 Annual Report'), and is incorporated herein by reference as part of Exhibit 13.

BD Medical Systems

    The major products in this segment are hypodermic syringes and needles for injection, insulin syringes and pen needles and blood glucose monitoring systems for diabetes care, infusion therapy devices, prefillable drug delivery systems and surgical blades and scalpels. This segment also includes specialty blades and cannulas for ophthalmic surgery procedures, anesthesia needles, critical care systems, elastic support products and thermometers.

BD Clinical Laboratory Solutions

    The major products in this segment are clinical and industrial microbiology products, sample collection products, specimen management systems, hemotology instruments, DNA probe instruments and other diagnostic systems, including immunodiagnostic test kits. This segment also includes consulting services and customized and automated bar-code systems.

BD Biosciences

    This segment provides integrated systems, products and services for a variety of applications in life sciences. The major products are flow cytometry systems for cell analysis, monoclonal antibodies for biomedical research, molecular biology products for the study of genes and their functions, cell growth and screening products, and labware products.

INTERNATIONAL OPERATIONS

    BD's products are manufactured and sold worldwide. The principal markets for BD's products outside the United States are Europe, Japan, Asia Pacific, Canada and Latin America. The principal products sold by BD outside of the United States are hypodermic needles and syringes, insulin syringes and pen needles, diagnostic systems, VACUTAINER'r' brand blood collection products, HYPAK'r' brand prefillable syringe systems, and infusion therapy products. BD has manufacturing operations outside the United States in Brazil, China, France, Germany, India, Ireland, Japan, Korea, Mexico, Pakistan, Singapore, Spain, Sweden and the United Kingdom. Geographic information with respect to BD's operations appears on page 55 of the 2002 Annual Report, and is incorporated herein by reference as part of Exhibit 13.

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

REVENUES AND DISTRIBUTION

    BD's products and services are marketed in the United States and internationally through sales representatives and independent distribution channels, and directly to end-users. Sales to a distributor, which supplies BD products from the Medical Systems and Clinical Laboratory Solutions segments to many end-users, accounted for approximately 11% of total BD revenues in fiscal 2002. Order backlog is not material to BD's business inasmuch as orders for BD products generally are received and filled on a current basis, except for items temporarily out of stock.

    Revenue on the sale of certain instruments in the Biosciences segment is recognized upon completion of installation of the instrument at the customer's site. Revenue related to branded insulin syringe products sold to distributors in the U.S. consumer trade channel is recognized upon the sell-through of such products from the distributor to the end customer. Substantially all other revenue is recognized when products are shipped to customers.

RESEARCH AND DEVELOPMENT

    BD conducts its research and development activities at its operating units, at Becton Dickinson Technologies in Research Triangle Park, North Carolina, and in collaboration with selected universities, medical centers and other entities. BD also retains individual consultants to support its efforts in specialized fields. BD spent approximately $220 million on research and development during the fiscal year ended September 30, 2002, and approximately $212 million and $224 million, respectively, during the two immediately preceding fiscal years.

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

    New companies have entered the medical technology field and established companies have diversified their business activities into this area. Other firms engaged in the distribution of medical technology products have become manufacturers as well. Some of BD's competitors have greater financial resources than BD. BD also competes with products manufactured outside the United States.

INTELLECTUAL PROPERTY AND LICENSES

    BD owns significant intellectual property, including patents, patent applications, technology, trade secrets, know-how, copyrights and trademarks in the United States and other countries. BD is also licensed under domestic and foreign patents, patent applications, technology, trade secrets, know-how, copyrights and trademarks owned by others. In the aggregate, these intellectual property assets and licenses are of material importance to BD's business. BD believes, however, that no single patent, technology, trademark, intellectual property asset or license is material in relation to BD's business as a whole.

RAW MATERIALS

    BD purchases many different types of raw materials, including plastics, glass, metals, yarn and yarn goods, paper products, agricultural products, electronic and mechanical sub-assemblies and various biological, chemical and petrochemical products. All but a few of BD's principal raw materials, primarily related to the Biosciences business, are available from multiple sources.

    For various reasons, including quality assurance, sole source availability and cost effectiveness, we purchase certain raw materials from sole suppliers. Due primarily to regulatory requirements, we may not always be able to quickly establish additional or replacement sources for certain of these sole-sourced raw materials. While BD works closely with its suppliers to ensure continuity of supply, the termination, reduction or interruption in supply of these sole-sourced raw materials could have an adverse impact on our ability to manufacture and sell certain of our products.

REGULATION

    BD's medical technology products and operations are subject to regulation by the United States Food and Drug Administration and various other federal and state agencies, as well as by a number of foreign governmental agencies. BD believes it is in compliance in all material respects with the regulations promulgated by such agencies, and that such compliance has not had, and BD believes, should not have, a material adverse effect on its business.

    BD also believes that its operations comply in all material respects with applicable environmental laws and regulations. Such compliance has not had, and BD believes, should not have, a material adverse effect on BD's capital expenditures, earnings or competitive position. See Item 3. Legal
Proceedings -- Environmental Matters.

EMPLOYEES

    As of September 30, 2002, BD had 25,249 employees, of whom 11,487 were employed in the United States (including Puerto Rico). BD believes that its employee relations are satisfactory.

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

    o Competitive product and pricing pressures and our ability to gain or maintain market share in the global market as a result of actions by competitors, including technological advances achieved and patents attained by competitors as patents on our products expire. While we believe our opportunities for sustained, profitable growth are considerable, actions of our competitors could impact our earnings, share of sales and volume growth.

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

     o The effects, if any, of adverse media exposure or other publicity regarding BD's business, operations or allegations made or related to litigation pending against BD.

     o Our ability to achieve earnings forecasts, which are generated based on projected volumes and sales of many product types, some of which are more profitable than others. There can be no assurance that we will achieve the projected level or mix of product sales.

     o The effect of market fluctuations on the value of the assets in BD's pension plans and the possibility that BD may need to make additional contributions to the plans as a result of any decline in the value of such assets.

     o Our ability to effect infrastructure enhancements and incorporate new systems technologies into our operations.

     o Product efficacy or safety concerns resulting in product recalls, regulatory action on the part of the Food and Drug Administration (or foreign counterparts) or declining sales.

     o Economic and political conditions in international markets, including civil unrest, governmental changes and restrictions on the ability to transfer capital across borders.

     o Our ability to penetrate developing and emerging markets, which also depends on economic and political conditions, and our ability to successfully acquire or form strategic business alliances with local companies and make necessary infrastructure enhancements to production facilities, distribution networks, sales equipment and technology.

     o The impact of business combinations, including acquisitions and divestitures, both internally for BD and externally, in the healthcare industry.

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

ITEM 2. PROPERTIES.

    BD's executive offices are located in Franklin Lakes, New Jersey. BD owns and leases approximately 13,800,000 square feet of manufacturing, warehousing, administrative and research facilities throughout the world. The U.S. facilities, including Puerto Rico, comprise approximately 5,800,000 square feet of owned and 2,200,000 square feet of leased space. The international facilities comprise approximately 3,800,000 square feet of owned and 2,000,000 square feet of leased space. Sales offices and distribution centers included in the total square footage are also located throughout the world.

    Operations in each of BD's business segments are conducted at both U.S. and international locations. Particularly in the international marketplace, facilities often serve more than one business segment and are used for multiple purposes, such as administrative/sales, manufacturing and/or warehousing/distribution. BD generally seeks to own its manufacturing facilities, although some are leased. Most of BD's administrative, sales and warehousing/distribution facilities are leased.

    BD believes that its facilities are of good construction and in good physical condition, are suitable and adequate for the operations conducted at those facilities, and are, with minor exceptions, fully utilized and operating at normal capacity.

    The U.S. facilities include facilities in Arizona, California, Colorado, Connecticut, Georgia, Illinois, Indiana, Kentucky, Maryland, Massachusetts, Michigan, Missouri, Nebraska, New Jersey, New York, North Carolina, South Carolina, Tennessee, Texas, Utah, Virginia, Wisconsin and Puerto Rico.

    The international facilities are grouped as follows:

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

         -- Latin America includes facilities in Argentina, Bolivia, Brazil, Chile, Colombia, Guatemala, Mexico, Panama, Paraguay, Peru, Uruguay and Venezuela, and is comprised of approximately 783,000 square feet of owned and 614,000 square feet of leased space.

         -- Asia Pacific includes facilities in Australia, China, Hong Kong, India, Indonesia, Japan, Malaysia, New Zealand, Pakistan, the Philippines, Singapore, South Korea, Taiwan, Thailand and Vietnam, and is comprised of approximately 1,121,000 square feet of owned and 400,000 square feet of leased space.

    The table below summarizes property information by business segment:

                                                                      CLINICAL
                                                          MEDICAL    LABORATORY
          CATEGORY             CORPORATE   BIOSCIENCES    SYSTEMS    SOLUTIONS    MIXED(A)     TOTAL(B)
          --------             ---------   -----------    -------    ---------    --------     --------
Leased
    Sites....................         2            16          122           6           17          163
    Square feet..............    10,000       405,000    2,012,000      92,000    1,717,000    4,236,000
    Manufacturing square
      footage................         0        89,000      314,000      15,000       10,000      428,000
    Manufacturing sites......         0             2            7           1            1           11
Owned
    Sites....................         2             4           26          13            5           50
    Square feet..............   431,000       613,000    5,129,000   2,580,000      807,000    9,560,000
    Manufacturing square
      footage................         0       265,000    3,200,000   1,461,000       52,000    4,978,000
    Manufacturing sites......         0             4           25          12            1           42
Total
    Sites....................         4            20          148          19           22          213
    Square feet..............   441,000     1,018,000    7,141,000   2,672,000    2,524,000   13,796,000
    Manufacturing square
      footage................         0       354,000    3,514,000   1,476,000       62,000    5,406,000
    Manufacturing sites......         0             6           32          13            2           53

                                                        (footnotes on next page)

(footnotes from previous page)

 (A) Facilities used by all business segments.

 (B) Does not include 41,000 square foot facility in Florida that is presently not in use by BD.

ITEM 3. LEGAL PROCEEDINGS.

Litigation -- Other than Environmental

    In 1986, we acquired a business that manufactured, among other things, latex surgical gloves. In 1995, we divested this glove business. We, along with a number of other manufacturers, have been named as a defendant in approximately 520 product liability lawsuits related to natural rubber latex that have been filed in various state and Federal courts. Cases pending in Federal Court are being coordinated under the matter In re Latex Gloves Products Liability Litigation (MDL Docket No. 1148) in Philadelphia, and analogous procedures have been implemented in the state courts of California, Pennsylvania, New Jersey and New York. Generally, these actions allege that medical personnel have suffered allergic reactions ranging from skin irritation to anaphylaxis as a result of exposure to medical gloves containing natural rubber latex. Since the inception of this litigation, 227 of these cases have been closed with no liability to BD (166 of which were closed with prejudice), and 14 cases have been settled for an aggregate de minimis amount. We are vigorously defending the remaining lawsuits.

    We, along with another manufacturer and several medical product distributors, are named as a defendant in six product liability lawsuits relating to healthcare workers who allegedly sustained accidental needlesticks, but have not become infected with any disease. We had previously been named as a defendant in five similar suits relating to healthcare workers who allegedly sustained accidental needlesticks, each of which has either been dismissed with prejudice or voluntarily withdrawn. Regarding the six pending suits:

     In Texas, Usrey vs. Becton Dickinson et al., the Court of Appeals for the Second District of Texas filed an Opinion on August 16, 2001 reversing the trial court's certification of a class, and remanding the case to the trial court for further proceedings consistent with that opinion. Plaintiffs petitioned the appellate court for rehearing, which the Court of Appeals denied on October 25, 2001.

     In Ohio, Grant vs. Becton Dickinson et al. (Case No. 98CVB075616, Franklin County Court), which was filed on July 22, 1998, the court issued a decision on July 17, 2002 certifying a class. We have filed an appeal of the court's ruling with the Ohio Court of Appeals for the 10th Appellate Judicial District.

     In Illinois, McCaster vs. Becton Dickinson et al. (Case No. 98L09478, Cook County Circuit Court), which was filed on August 13, 1998, the appeals court issued a decision on March 6, 2002 denying plaintiff's petition for review of the trial court's January 11, 2002 decision to deny class certification. On July 30, 2002, the plaintiff filed a motion with the trial court to reopen the issue of certification based on the Ohio decision in the Grant case. On November 22, 2002, the court issued an order denying plaintiff's renewed motion for class certification.

     In New York, Oklahoma and South Carolina, cases have been filed on behalf of an unspecified number of healthcare workers seeking class action certification under the laws of these states. Generally, these remaining actions allege that healthcare workers have sustained needle sticks using hollow-bore needle devices manufactured by BD and, as a result, require medical testing, counseling and/or treatment. Several actions additionally allege that the healthcare workers have sustained mental anguish. Plaintiffs seek money damages in all of these actions, which are pending in state court in Oklahoma, under the caption Palmer vs. Becton Dickinson et al. (Case No. CJ-98-685, Sequoyah County District Court), filed on October 27, 1998; in state court in South Carolina, under the caption Bales vs. Becton Dickinson et al. (Case No. 98-CP-40-4343, Richland County Court of Common Pleas), filed on November 25, 1998; and in Federal court in New York, under the caption Benner vs. Becton Dickinson et al. (Case
     No. 99Civ4798(WHP)), filed on June 1, 1999.

    We continue to oppose class action certification in these cases and will continue vigorously to defend these lawsuits, including pursuing all appropriate rights of appeal.

    BD has insurance policies in place, and believes that a substantial portion of the potential liability, if any, in the latex and class action matters would be covered by insurance. In order to protect our rights to additional coverage, we filed an action for declaratory judgement under the caption Becton Dickinson and Company vs.

Adriatic Insurance Company et al. (Docket No. MID-L-3649-99MT, Middlesex County Superior Court) in New Jersey state court. We have withdrawn this action, with the right to refile, so that settlement discussions with the insurance companies may proceed. We have established reserves to cover reasonably anticipated defense costs in all product liability lawsuits, including the needlestick class action and latex matters.

    On January 18, 2002, Retractable Technologies, Inc. ('plaintiff') filed a second amended complaint against BD, another manufacturer, and two group purchasing organizations ('GPOs') under the caption Retractable Technologies, Inc. vs. Becton Dickinson and Company, et al. (Civil Action No. 501 CV 036, United States District Court, Eastern District of Texas). Plaintiff alleges that BD and other defendants conspired to exclude it from the market and to maintain BD's market share by entering into long-term contracts in violation of state and Federal antitrust laws. Plaintiff also has asserted claims for business disparagement, common law conspiracy, and tortious interference with business relationships. Plaintiff seeks money damages in an as yet undisclosed amount. On February 22, 2002, BD filed a motion to dismiss the second amended complaint. On August 2, 2002, the court issued a Memorandum Opinion and Order denying that motion. Discovery is proceeding, and a trial date has been set for April 8, 2003. We continue to vigorously defend this matter.

    We also are involved both as a plaintiff and a defendant in other legal proceedings and claims that arise in the ordinary course of business.

    We currently are engaged in discovery or are otherwise in the early stages with respect to certain of the litigation to which we are a party, and therefore, it is difficult to predict the outcome of such litigation. In addition, given the uncertain nature of litigation generally and of the current litigation environment, it is difficult to predict the outcome of any litigation regardless of its stage. A number of the cases pending against BD present complex factual and legal issues and are subject to a number of variables, including, but not limited to, the facts and circumstances of each particular case, the jurisdiction in which each suit is brought, and differences in applicable law. As a result, we are not able to estimate the amount or range of loss that could result from an unfavorable outcome of such matters. While we believe that the claims against BD are without merit and, upon resolution, should not have a material adverse effect on BD, in view of the uncertainties discussed above, we could incur charges in excess of currently established reserves and, to the extent available, excess liability insurance. Accordingly, in the opinion of management, any such future charges, individually or in the aggregate, could have a material adverse effect on BD's consolidated results of operations and consolidated net cash flows in the period or periods in which they are recorded or paid. We continue to believe that we have a number of valid defenses to each of the suits pending against BD and are engaged in a vigorous defense of each of these matters.

Environmental Matters

    We are also a party to a number of Federal proceedings in the United States brought under the Comprehensive Environment Response, Compensation and Liability Act, also known as 'Superfund,' and similar state laws. For all sites, there are other potentially responsible parties that may be jointly or severally liable to pay all cleanup costs. We accrue costs for estimated environmental liabilities based upon our best estimate within the range of probable losses, without considering possible third-party recoveries. While we believe that, upon resolution, the environmental claims against BD should not have a material adverse effect on BD, we could incur charges in excess of presently established reserves and, to the extent available, excess liability insurance. Accordingly, in the opinion of management, any such future charges, individually or in the aggregate, could have a material adverse effect on BD's consolidated results of operations and consolidated net cash flows in the period or periods in which they are recorded or paid.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT (AS OF DECEMBER 1, 2002)

    The following is a list of the executive officers of BD, their ages and all positions and offices held by each of them during the past five years. There is no family relationship between any of the named persons.

NAME                             AGE                            POSITION
----                             ---                            --------
Edward J. Ludwig...............  51    Director since 1999; Chairman, President and Chief
                                       Executive Officer since February 2002; President and Chief
                                       Executive Officer from January 2000 to February 2002;
                                       President from May 1999 to January 2000; Executive Vice
                                       President from July 1998 to May 1999; and prior thereto,
                                       Senior Vice President -- Finance and Chief Financial
                                       Officer.

Gary M. Cohen..................  43    President -- BD Medical Systems since May 1999; Executive
                                       Vice President from July 1998 to May 1999; and
                                       President -- Becton Dickinson Europe and Worldwide Sample
                                       Collection from October 1997 to June 1998.

John R. Considine..............  52    Executive Vice President and Chief Financial Officer since
                                       June 2000; Senior Vice President, Finance of Wyeth
                                       (formerly American Home Products Corporation) from
                                       February to June 2000; and prior thereto, Vice President,
                                       Finance of Wyeth.

Jean-Marc Dageville............  43    Vice President -- Human Resources since March 2001; prior
                                       thereto, Vice President -- Human Resources, BD Medical
                                       Systems; Vice President -- Human Resources, Europe from
                                       1998 to 2000; and prior thereto HR Director, Europe for
                                       the Microbiology, Consumer Healthcare and Medical and
                                       Infusion Therapy businesses.

Vincent A. Forlenza............  49    Senior Vice President -- Technology, Strategy and
                                       Development since February 1999; and prior thereto,
                                       President -- Worldwide Microbiology Systems.

Bridget M. Healy...............  47    Vice President, General Counsel and Corporate Secretary
                                       since May 2000; and prior thereto, Vice President and
                                       Corporate Secretary.

William A. Kozy................  50    President -- BD Clinical Laboratory Solutions and Company
                                       Operations since May 2002; Senior Vice President --
                                       Company Operations from November 2000 to May 2002;
                                       Senior Vice President -- Manufacturing from October
                                       1998 to November 2000; and prior thereto, President --
                                       Worldwide Injection Systems.

Deborah J. Neff................  49    President -- BD Biosciences since February 1999; and prior thereto, President -- Worldwide Immunocytometry Systems.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

    BD's common stock is listed on the New York Stock Exchange. As of November 30, 2002 there were approximately 10,035 shareholders of record. The balance of the information required by this item appears under the caption 'Common Stock Prices and Dividends' on page 56 of BD's 2002 Annual Report and is incorporated herein by reference as part of Exhibit 13.

ITEM 6. SELECTED FINANCIAL DATA.

    The information required by this item is included under the caption 'Ten-Year Summary of Selected Financial Data' on pages 22-23 of BD's 2002 Annual Report and is incorporated herein by reference as part of Exhibit 13.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    The information required by this item is included in the text contained under the caption 'Financial Review' on pages 24-32 of BD's 2002 Annual Report and is incorporated herein by reference as part of Exhibit 13.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

    The information required by this item is included in the text contained on pages 25-26 of the 'Financial Review' section of BD's 2002 Annual Report, and in notes 1 and 10 to the consolidated financial statements contained in BD's 2002 Annual Report, and each is incorporated herein by reference as part of
Exhibit 13.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

    The information required by this item is included on page 17 herein and on pages 33-55 of BD's 2002 Annual Report and is incorporated herein by reference as part of Exhibit 13.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

    The information relating to directors required by this item will be contained under the captions 'Board of Directors', 'Election of Directors', 'Nominees for Director' and 'Continuing Directors' in a definitive Proxy Statement involving the election of directors which the registrant will file with the Securities and Exchange Commission not later than 120 days after September 30, 2002 (the 'Proxy Statement'), and such information is incorporated herein by reference.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

    The information required by this item will be contained under the caption 'Share Ownership of Management and Certain Beneficial Owners' in BD's Proxy Statement, and such information is incorporated herein by reference.

    The following table provides certain information regarding BD's equity compensation plans as of September 30, 2002:

                                        (A)                     (B)                           (C)
                                                                                 NUMBER OF SECURITIES REMAINING
                              NUMBER OF SECURITIES TO     WEIGHTED-AVERAGE       AVAILABLE FOR FUTURE ISSUANCE
                              BE ISSUED UPON EXERCISE    EXERCISE PRICE OF      UNDER EQUITY COMPENSATION PLANS
                              OF OUTSTANDING OPTIONS,   OUTSTANDING OPTIONS,   (EXCLUDING SECURITIES REFLECTED IN
       PLAN CATEGORY            WARRANTS AND RIGHTS     WARRANTS AND RIGHTS               COLUMN (A))
       -------------          -----------------------   -------------------    ----------------------------------
Equity compensation plans
  approved by security
  holders...................        30,533,022(1)              $26.00                      17,416,740(2)

Equity compensation plans
  not approved by security
  holders...................            75,281                 $32.98                         924,719

    Total...................        30,608,303                 $26.02                      18,341,459

---------

(1) Includes 219,685 shares relating to the undistributed portions of awards previously granted under BD's Stock Award Plan. The Stock Award Plan authorizes grants of restricted stock awards to key employees. Awards under the Plan include a portion that is distributed in five equal annual installments, beginning on the first anniversary of the date of grant, and a deferred portion that is paid out in five equal annual installments following retirement, involuntary separation or discharge other than for cause.

(2) Includes 2,321,073 shares available for grants of awards under the Stock Award Plan.

    Equity compensation plans approved by BD's securities holders include BD's 1995 Stock Option Plan, 1998 Stock Option Plan, 2002 Stock Option Plan and Stock Award Plan.

    The one equity compensation plan of BD which was not approved by BD's securities holders is the Non-Employee Directors 2000 Stock Option Plan (the 'Director Plan'). The Director Plan provides for the granting of unqualified stock options at each annual meeting of shareholders of BD to each non-employee director elected at or continuing to serve after such meeting. The options have a monetary value of $35,000, using the Black Scholes ratio used to calculate the value of the then most recent annual stock option grants to executive officers of BD. The exercise price of stock options granted under the Director Plan must be at least 100% of the fair market value of BD's common stock on the date of grant.

    Each option granted under the Director Plan has a term of ten years, beginning from its date of grant (or such shorter term as may have been provided for in the then most recent annual stock option grants to BD's executive officers). The options vest over the same period as provided for with respect to the then most recent annual stock option grants to BD's executive officers. In the event of a tender offer for more than 25% of the outstanding BD common stock, or a 'change in control' of BD (as defined in the Director Plan), all outstanding options under the Director Plan become immediately exercisable.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    Not applicable.

                                    PART IV

ITEM 14. CONTROLS AND PROCEDURES.

    Within the 90-day period prior to the filing of this report, an evaluation was carried out under the supervision and with the participation of BD's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of BD's disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief

Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective and designed to ensure that material information relating to BD and its consolidated subsidiaries would be made known to them by others within these entities. There were no significant changes in our internal controls or, to our knowledge, in other factors that could significantly affect these internal controls subsequent to the date of their evaluation.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)(1) Financial Statements

    The following consolidated financial statements of BD included in BD's 2002 Annual Report at the pages indicated in parentheses, are incorporated by reference in Item 8 hereof:

     Report of Independent Auditors (page 33)

     Consolidated Statements of Income -- Years ended September 30, 2002, 2001 and 2000 (page 34)

     Consolidated Statements of Comprehensive Income -- Years ended September 30, 2002, 2001 and 2000 (page 35)

     Consolidated Balance Sheets -- September 30, 2002 and 2001 (page 36)

     Consolidated Statements of Cash Flows -- Years ended September 30, 2002, 2001 and 2000 (page 37)

     Notes to Consolidated Financial Statements (pages 38-55)

(a)(2) Financial Statement Schedules

    The following consolidated financial statement schedule of BD is included herein at the page indicated in parentheses:

        Schedule II -- Valuation and Qualifying Accounts (page 17)

    All other schedules for which provision is made in the applicable accounting regulations of the Securities Exchange Act of 1934 are not required under the related instructions or are inapplicable, and therefore have been omitted.

(a)(3) Exhibits

    See Exhibit Index on pages 18-21 hereof for a list of all management contracts, compensatory plans and arrangements required by this item (Exhibit Nos. 10(a)(i) through 10(p)), and all other Exhibits filed or incorporated by reference as a part of this report.

(b) Reports on Form 8-K

    During the three-month period ended September 30, 2002, BD filed the following Current Reports on Form 8-K:

    (1) On July 19, 2002, under Item 5 -- Other Events, BD reported the granting of class certification in an Ohio product liability lawsuit.

    (2) On July 25, 2002, under Item 5 -- Other Events, BD reported its results for the third quarter ended June 30, 2002.

    (3) On August 12, 2002, under Item 9 -- Regulation FD Disclosure, BD furnished information regarding the sworn statements submitted by each of BD's Chief Executive Officer and Chief Financial Officer to the Securities and Exchange Commission in accordance with Securities and Exchange Commission Order No. 4-460.

    (4) On August 13, 2002, under Item 9 -- Regulation FD Disclosure, BD furnished information regarding (i) the submission to the Securities and Exchange Commission of the certifications of each of BD's Chief Executive Officer and Chief Financial Officer relating to BD's Quarterly Report on Form 10-Q for the period ended June 30, 2002, pursuant to
        Section 906 of the Sarbanes-Oxley Act of 2002, (ii) the purchase of shares of BD common stock by an executive officer and (iii) the investment in shares of BD common stock by three executive officers through the deferral of compensation under BD's Deferred Compensation Plan.

    (5) On August 23, 2002, under Item 9 -- Regulation FD Disclosure, BD furnished information regarding the termination of negotiations with AorTech International plc relating to the sale of BD's critical care product line.

    (6) On September 4, 2002, under Item 5 -- Other Events, BD reported the death of a member of its Board of Directors.

    (7) On September 19, 2002, under Item 9 -- Regulation FD Disclosure, BD furnished information regarding a revision to BD's previous earnings guidance resulting from the termination of negotiations for the sale of its critical care product line.

    (8) On September 24, 2002, under Item 5 -- Other Events, BD reported the election of Bertram L. Scott to its Board of Directors.

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

                                          BECTON, DICKINSON AND COMPANY

                                          By:        /s/ BRIDGET M. HEALY
                                              ..................................
                                                      BRIDGET M. HEALY
                                               VICE PRESIDENT, GENERAL COUNSEL
                                                   AND CORPORATE SECRETARY

Dated: December 20, 2002

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on the 20th day of December, 2002 by the following persons on behalf of the registrant and in the capacities indicated.

                   NAME                                    CAPACITY
                   ----                                    --------
           /s/ EDWARD J. LUDWIG
...........................................         Chairman, President and
            (EDWARD J. LUDWIG)                     Chief Executive Officer
                                                (Principal Executive Officer)

          /s/ JOHN R. CONSIDINE                  Executive Vice President and
 .........................................         Chief Financial Officer
           (JOHN R. CONSIDINE)                  (Principal Financial Officer)

           /s/ WILLIAM A. TOZZI                 Vice President and Controller
 .........................................      (Principal Accounting Officer)
            (WILLIAM A. TOZZI)

         /s/ HARRY N. BEATY, M.D.                          Director
 .........................................
          (HARRY N. BEATY, M.D.)

         /s/ HENRY P. BECTON, JR.                          Director
 .........................................
          (HENRY P. BECTON, JR.)

          /s/ CLATEO CASTELLINI                            Director
 .........................................
           (CLATEO CASTELLINI)

            /s/ FRANK A. OLSON                             Director
 .........................................
             (FRANK A. OLSON)

             /s/ JAMES F. ORR                              Director
 .........................................
              (JAMES F. ORR)

       /s/ WILLARD J. OVERLOCK, JR.                        Director
 .........................................
        (WILLARD J. OVERLOCK, JR.)

          /s/ JAMES E. PERRELLA                            Director
 .........................................
           (JAMES E. PERRELLA)

                   NAME                                    CAPACITY
                   ----                                    --------
            /s/ ALFRED SOMMER                              Director
 .........................................
             (ALFRED SOMMER)

           /s/ BERTRAM L. SCOTT                            Director
 .........................................
            (BERTRAM L. SCOTT)

         /s/ MARGARETHA AF UGGLAS                          Director
 .........................................
          (MARGARETHA AF UGGLAS)

                                 CERTIFICATIONS

    I, Edward J. Ludwig, certify that:

    1. I have reviewed this annual report on Form 10-K of Becton, Dickinson and Company;

    2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

    3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

    4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the 'Evaluation Date'); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

    5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

    6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 20, 2002

/s/ EDWARD J. LUDWIG
Edward J. Ludwig
Chairman, President and
Chief Executive Officer

    I, John R. Considine, certify that:

    1. I have reviewed this annual report on Form 10-K of Becton, Dickinson and Company;

    2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

    3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

    4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the 'Evaluation Date'); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

    5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

    6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 20, 2002

/s/ JOHN R. CONSIDINE
John R. Considine
Executive Vice President and
Chief Financial Officer

                                                                     SCHEDULE II

                         BECTON, DICKINSON AND COMPANY
                       VALUATION AND QUALIFYING ACCOUNTS
                 YEARS ENDED SEPTEMBER 30, 2002, 2001 AND 2000
                             (THOUSANDS OF DOLLARS)

                     COL. A                         COL. B       COL. C       COL. D         COL. E
-----------------------------------------------------------------------------------------------------
                                                               ADDITIONS
                                                  BALANCE AT   CHARGED TO                  BALANCE AT
                                                  BEGINNING    COSTS AND                    END OF
                  DESCRIPTION                     OF PERIOD    EXPENSES     DEDUCTIONS      PERIOD
------------------------------------------------  ----------   ----------   ----------     ----------

2002
      Against trade receivables:
        For doubtful accounts...................   $29,748      $ 3,354      $ 5,591(A)     $27,511
        For cash discounts......................    12,544       22,596       24,632         10,508
                                                   -------      -------      -------        -------
            Total...............................   $42,292      $25,950      $30,223        $38,019
                                                   -------      -------      -------        -------
                                                   -------      -------      -------        -------

2001
      Against trade receivables:
        For doubtful accounts...................   $32,986      $ 7,063      $10,301(A)     $29,748
        For cash discounts......................    10,656       27,201       25,313         12,544
                                                   -------      -------      -------        -------
            Total...............................   $43,642      $34,264      $35,614        $42,292
                                                   -------      -------      -------        -------
                                                   -------      -------      -------        -------

2000
      Against trade receivables:
        For doubtful accounts...................   $34,775      $   691      $ 2,480(A)     $32,986
        For cash discounts......................    14,261       28,022       31,627         10,656
                                                   -------      -------      -------        -------
            Total...............................   $49,036      $28,713      $34,107        $43,642
                                                   -------      -------      -------        -------
                                                   -------      -------      -------        -------

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

  3(a)(iii)      Amendment to the Restated Certificate of   Incorporated by reference to Exhibit 3(b) to
                 Incorporation, as of August 10, 1998       the registrant's Quarterly Report on
                                                            Form 10-Q for the period ended June 30, 1998

  3(b)           By-Laws, as amended and restated as of     Filed with this report.
                 November 26, 2002

  4(a)           Indenture, dated as of December 1, 1982,   Incorporated by reference to Exhibit 4 to
                 between the registrant and Manufacturers   Registration Statement No. 2-80707 on
                 Hanover Trust Company                      Form S-3 filed by the registrant

  4(b)           First Supplemental Indenture, dated as of  Incorporated by reference to Exhibit 4(b) to
                 May 15, 1986, between the registrant and   Registration Statement No. 33-5663 on
                 Manufacturers Hanover Trust Company        Form S-3 filed by the registrant

  4(c)           Second Supplemental Indenture, dated as    Incorporated by reference to Exhibit 4(c) to
                 of January 10, 1995, between the           Form 8-K filed by the registrant on
                 registrant and The Chase Manhattan Bank    January 12, 1995
                 (formerly known as Chemical Bank, the
                 successor by merger to Manufacturers
                 Hanover Trust Company)

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

  4(e)(i)        Rights Agreement, dated November 28,       Incorporated by reference to Exhibit 4(e)(i)
                 1995, as amended and restated as of March  to the registrant's Quarterly Report on
                 28, 2000, between the registrant and       Form 10-Q for the period ended March 31, 2000
                 EquiServe Trust Company, N.A., which
                 includes as thereto, the Form of Right
                 Certificate, and as Exhibit B thereto,
                 the Summary of Rights to Purchase
                 Preferred Stock (the 'Amended and
                 Restated Rights Agreement')

  4(e)(ii)       Amendment No. 1 to the Amended and         Incorporated by reference to
                 Restated Rights Agreement, dated as of     Exhibit 4(e)(ii) to the registrant's
                 April 24, 2000                             Quarterly Report on Form 10-Q for the period
                                                            ended March 31, 2000

 10(a)(i)        Form of Employment Agreement providing     Incorporated by reference to
                 for certain payments to Executive          Exhibit 10(b)(i) to the registrant's
                 Officers in the event of a discharge or    Quarterly Report on Form 10-Q for the period
                 significant change in such officers'       ended March 31, 2000
                 respective duties after a change of
                 control of the registrant

  EXHIBIT
  NUMBER                      DESCRIPTION                           METHOD OF FILING
  ------                      -----------                           ----------------
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

 10(b)(ii)       Form of Endorsement Method Split        Incorporated by reference to Exhibit
                 Agreement covering the providing to     10(c)(ii) to the registrant's Annual
                 certain corporate officers of a life    Report on Form 10-K for the fiscal
                 insurance policy in an amount equal to  year ended September 30, 1999 two times base salary in lieu of full
                 participation in the registrant's
                 group life insurance program

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

 10(d)           Performance Incentive Plan, as amended  Incorporated by reference to Exhibit
                 and restated January 23, 2001           10(d) to the registrant's Annual
                                                         Report on Form 10-K for the fiscal
                                                         year ended September 30, 2001

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

 10(f)           Deferred Compensation Plan, as amended  Incorporated by reference to Exhibit
                 and restated November 1, 2001           10(f) to the registrant's Annual
                                                         Report on Form 10-K for the fiscal
                                                         year ended September 30, 1992

 10(g)(i)        1996 Directors' Deferral Plan           Incorporated by reference to Exhibit 4
                                                         to Registration Statement No.
                                                         333-16091 on Form S-8 filed by the
                                                         registrant

 10(g)(ii)       Amendment dated as of April 24, 2000    Incorporated by reference to
                 to the 1996 Directors' Deferral Plan,   Exhibit 10(g)(ii) to the registrant's
                 dated November 1, 1996                  Quarterly Report on Form 10-Q for the
                                                         period ended June 30, 2000

  EXHIBIT
  NUMBER                      DESCRIPTION                           METHOD OF FILING
  ------                      -----------                           ----------------
 10(h)(i)        1990 Stock Option Plan, as amended and  Incorporated by reference to Exhibit
                 restated February 8, 1994               10(i) to the registrant's Annual
                                                         Report on Form 10-K for the fiscal
                                                         year ended September 30, 1994

 10(h)(ii)       Amendment dated as of April 24, 2000    Incorporated by reference to
                 to the 1990 Stock Option Plan, as       Exhibit 10(h) to the registrant's
                 amended and restated February 8, 1994   Quarterly Report on Form 10-K for the
                                                         period ended June 30, 2000

 10(i)(i)        Retirement Benefit Restoration Plan,    Incorporated by reference to Exhibit
                 as amended and restated as of November  10(i)(i) to the registrant's Annual
                 27, 2000                                Report on Form 10-K for the fiscal
                                                         year ended September 30, 2000

 10(i)(ii)       Amendment to the Retirement Benefit     Incorporated by reference to Exhibit
                 Restoration Plan dated October 16,      10(i)(ii) to the registrant's Annual
                 2001                                    Report on Form 10-K for the fiscal
                                                         year ended September 30, 2001

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

 10(j)(i)        1994 Restricted Stock Plan for          Incorporated by reference to Exhibit A
                 Non-Employee Directors                  to the registrant's Proxy Statement
                                                         dated January 5, 1994

 10(j)(ii)       Amendment to the 1994 Restricted Stock  Incorporated by reference to Exhibit
                 Plan for Non-Employee Directors as of   10(j)(ii) to the registrant's Annual
                 November 26, 1996                       Report on Form 10-K for the fiscal
                                                         year ended September 30, 1996

 10(k)(i)        1995 Stock Option Plan, as amended      Incorporated by reference to Exhibit
                 and restated January 27, 1998           10(k) to the registrant's Annual
                                                         Report on Form 10-K for the fiscal
                                                         year ended September 30, 1998

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

 10(l)(ii)       Amendments dated as of April 24, 2000   Incorporated by reference to Exhibit
                 to the 1998 Stock Option Plan           10(l) to the registrant's Quarterly
                                                         Report on Form 10-Q for the period
                                                         ended June 30, 2000

 10(m)           Australian, French and Spanish addenda  Incorporated by reference to Exhibit
                 to the Becton, Dickinson and Company    10(m) to the registrant's Annual
                 Stock Option Plans                      Report on Form 10-K for the fiscal
                                                         year ended September 30, 1998

  EXHIBIT
  NUMBER                      DESCRIPTION                           METHOD OF FILING
  ------                      -----------                           ----------------
 10(n)           Indian addendum to the Becton,          Incorporated by reference to Exhibit
                 Dickinson and Company Stock Option      10(n) to registrant's Annual Report on
                 Plans                                   Form 10-K for the fiscal year ended
                                                         September 30, 1999

 10(n)(i)        China and Japan addenda to Becton,      Filed with this report
                 Dickinson and Company Stock Option
                 Plans

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

 10(p)           2002 Stock Option Plan                  Incorporated by reference to Appendix
                                                         A to the registrant's Proxy Statement
                                                         dated January 2, 2002

 13              Portions of the registrant's Annual     Filed with this report
                 Report to Shareholders for fiscal year
                 2002

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

    BD maintains a website at www.BD.com. BD makes available on its website, without charge, its Annual Reports on Form 10-K, its Quarterly Reports on Form 10-Q and its Current Reports on Form 8-K, and other filings, as soon as reasonably practicable after those reports and other filings are electronically filed or furnished to the Securities and Exchange Commission. These filings can be found at www.BD.com/investors.

    Copies of BD's Statement of Corporate Governance Principles, BD's Business Conduct and Compliance Guide, and the charters of the Committees of BD's Board of Directors also are posted on BD's website at www.BD.com/investors.

    Printed copies of the foregoing documents may be obtained, without charge, by contacting Investor Relations at the address above.

                       STATEMENT OF DIFFERENCES

The registered trademark symbol shall be expressed as........................'r'