Form 10-Q
period 2002-12-31
BECTON DICKINSON & CO
filed 2003-02-13
CIK 10795

                                    FORM 10-Q
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2002
                              --------------------

                                       OR

[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to
                               ----------------     ----------------------

Commission file number     001-4802
                           --------
                          Becton, Dickinson and Company
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             New Jersey                                 22-0760120
 ---------------------------------            ------------------------------------
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

         Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [X] No [ ]

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

    Class of Common Stock                       Shares Outstanding as of January 31, 2003
    ---------------------                       -----------------------------------------
 Common stock, par value $1.00                                 254,700,573

                          BECTON, DICKINSON AND COMPANY
                                    FORM 10-Q
                For the quarterly period ended December 31, 2002

                                TABLE OF CONTENTS


Part I.  FINANCIAL INFORMATION                                                    Page Number
------   ---------------------                                                    ----------
Item 1.  Financial Statements (Unaudited)
              Condensed Consolidated Balance Sheets ...............................    3
              Condensed Consolidated Statements of Income .........................    4
              Condensed Consolidated Statements of Cash Flows .....................    5
              Notes to Condensed Consolidated Financial Statements ................    6
Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         of Operations ............................................................   12
Item 3.  Quantitative and Qualitative Disclosures About Market Risk ...............   17
Item 4.  Controls and Procedures ..................................................   17

Part II. OTHER INFORMATION
-------  -----------------
Item 1.  Legal Proceedings ........................................................   18
Item 2.  Changes in Securities and Use of Proceeds ................................   19
Item 3.  Defaults Upon Senior Securities ..........................................   19
Item 4.  Submission of Matters to a Vote of Security Holders ......................   19
Item 5.  Other Information ........................................................   19
Item 6.  Exhibits and Reports on Form 8-K .........................................   20

Signatures ........................................................................   21


                          ITEM 1. FINANCIAL STATEMENTS
                          BECTON, DICKINSON AND COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                              Thousands of Dollars

                                                                               December 31,        September 30,
Assets                                                                            2002                 2002
------                                                                      ---------------      ----------------
                                                                              (Unaudited)
 Current Assets:
    Cash and equivalents                                                       $ 226,427            $ 243,115
    Short-term investments                                                         2,868                1,850
    Trade receivables, net                                                       743,139              745,998
    Inventories:
       Materials                                                                 135,651              137,688
       Work in process                                                           146,513              132,051
       Finished products                                                         431,864              427,957
                                                                             ------------          -----------
                                                                                 714,028              697,696
    Prepaid expenses, deferred taxes and other                                   238,206              240,048
                                                                             ------------          -----------
       Total Current Assets                                                    1,924,668            1,928,707

 Property, plant and equipment                                                 3,684,753            3,621,361
   Less allowances for depreciation and amortization                           1,914,868            1,855,631
                                                                             ------------          -----------
                                                                               1,769,885            1,765,730

 Goodwill, Net                                                                   504,458              492,327
 Core and Developed Technology, Net                                              277,787              283,166
 Other Intangibles, Net                                                          123,523              126,758
 Capitalized Software, Net                                                       291,352              284,109
 Other                                                                           170,088              159,663
                                                                             -----------           ----------

       Total Assets                                                          $ 5,061,761           $5,040,460
                                                                             ===========           ==========

Liabilities and Shareholders' Equity
------------------------------------
 Current Liabilities:
    Short-term debt                                                            $ 430,734            $ 434,642
    Payables and accrued expenses                                                844,323              817,811
                                                                             ------------          -----------
       Total Current Liabilities                                               1,275,057            1,252,453

 Long-Term Debt                                                                  804,315              802,967

 Long-Term Employee Benefit Obligations                                          301,222              391,607

 Deferred Income Taxes and Other                                                 108,830              105,459

 Commitments and Contingencies                                                         -                    -

 Shareholders' Equity:
    Preferred stock                                                               37,093               37,945
    Common stock                                                                 332,662              332,662
    Capital in excess of par value                                               188,588              185,122
    Retained earnings                                                          3,601,415            3,514,465
    Unearned ESOP compensation                                                    (8,570)              (7,847)
    Deferred compensation                                                          8,351                8,496
    Common shares in treasury - at cost                                       (1,189,925)          (1,137,583)
    Accumulated other comprehensive loss                                        (397,277)            (445,286)
                                                                             ------------          -----------
       Total Shareholders' Equity                                              2,572,337            2,487,974
                                                                             ------------          -----------

       Total Liabilities and Shareholders' Equity                            $ 5,061,761           $5,040,460
                                                                             ============          ===========

            See notes to condensed consolidated financial statements

                          BECTON, DICKINSON AND COMPANY
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                   Thousands of Dollars, Except Per-share Data
                                   (Unaudited)

                                                            Three Months Ended
                                                               December 31,
                                                        ------------------------
                                                           2002         2001
                                                        ----------   -----------

Revenues                                                $1,051,648    $944,946

Cost of products sold                                      550,039     499,762
Selling and administrative                                 284,181     248,294
Research and development                                    59,845      55,237
                                                         ----------    --------
Total Operating Costs and Expenses                         894,065     803,293
                                                         ----------    --------

Operating Income                                           157,583     141,653

Interest expense, net                                       (8,633)     (9,571)
Other income (expense), net                                     84      (1,616)
                                                         ----------    --------

Income Before Income Taxes                                 149,034     130,466

Income tax provision                                        35,396      30,793
                                                         ----------    --------


Net Income                                               $ 113,638    $ 99,673
                                                         ==========   ========

Earnings Per Share
------------------
  Basic                                                  $     .44    $    .38
                                                         ==========   ========
  Diluted                                                $     .43    $    .37
                                                         ==========   ========

Dividends Per Common Share                               $     .10    $  .0975
                                                         ==========   ========



See notes to condensed consolidated financial statements

                          BECTON, DICKINSON AND COMPANY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              Thousands of Dollars
                                   (Unaudited)

                                                                        Three Months Ended
                                                                            December 31,
                                                              -----------------------------------
                                                                  2002                   2001
                                                              ------------            -----------
 Operating Activities
 --------------------
   Net income                                                 $ 113,638                 $ 99,673
   Adjustments to net income to derive net cash
     provided by operating activities:
       Depreciation and amortization                             82,081                   72,960
       Pension contribution                                    (100,000)                (100,000)
       Change in working capital                                 13,189                   73,749
       Other, net                                                 4,715                    9,103
                                                              ----------               ----------
       Net Cash Provided by Operating Activities                113,623                  155,485
                                                              ----------               ----------

 Investing Activities
 --------------------
   Capital expenditures                                         (43,366)                 (49,505)
   (Purchases) sales of investments, net                         (2,348)                   5,343
   Capitalized software                                         (16,522)                 (21,966)
   Other, net                                                   (15,015)                  (8,232)
                                                              ----------               ----------
       Net Cash Used for Investing Activities                   (77,251)                 (74,360)
                                                              ----------               ----------

 Financing Activities
 --------------------
   Change in short-term debt                                     (2,374)                  36,772
   Proceeds from long-term debt                                       -                    3,820
   Payments of long-term debt                                      (383)                  (1,848)
   Repurchase of common stock                                   (56,623)                 (52,857)
   Issuance of common stock from treasury                         4,383                    4,983
   Dividends paid                                                  (488)                      49
                                                              ----------               ----------
       Net Cash Used for Financing Activities                   (55,485)                  (9,081)
                                                              ----------               ----------

 Effect of exchange rate changes on cash and equivalents          2,425                     (629)
                                                              ----------               ----------
       Net (decrease) increase in cash and equivalents          (16,688)                  71,415

 Opening Cash and Equivalents                                   243,115                   82,129
                                                              ----------               ----------
 Closing Cash and Equivalents                                 $ 226,427                $ 153,544
                                                              ==========               ==========


See notes to condensed consolidated financial statements

                          BECTON, DICKINSON AND COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
          Dollar and Share Amounts in Thousands, Except Per-share Data
                                December 31, 2002


Note 1 - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, in the opinion of the management of the Company, include all adjustments which are of a normal recurring nature, necessary for a fair presentation of financial position and the results of operations and cash flows for the periods presented. However, the financial statements do not include all information and footnotes required for a presentation in accordance with generally accepted accounting principles. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included or incorporated by reference in the Company's 2002 Annual Report on Form 10-K. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year. The Company has reclassified certain prior year information to conform with the current year presentation.

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

Note 3 - Comprehensive Income

Comprehensive income for the Company is comprised of the following:


                                                                        Three Months Ended
                                                                            December 31,
                                                                  -----------------------------
                                                                       2002           2001
                                                                  ------------      -----------
Net Income                                                          $113,638         $ 99,673
Other Comprehensive Income, Net of Tax
     Foreign currency translation adjustments                         48,090          (11,833)
     Unrealized gains on investments, net of
          amounts recognized                                             477            6,333
     Unrealized (losses) gains on cash flow hedges, net
          of amounts realized                                           (558)           2,865
                                                                  ------------      -----------
Comprehensive Income                                                $161,647         $ 97,038
                                                                  ============      ===========

The amount of unrealized gains or losses on investments and cash flow hedges in comprehensive income has been adjusted to reflect any realized gains and recognized losses included in net income during the three months ended December 31, 2002 and 2001.

Note 4 - Earnings per Share

The following table sets forth the computations of basic and diluted earnings per share:


                                                                            Three Months Ended
                                                                               December 31,
                                                                        --------------------------
                                                                           2002            2001
                                                                        ----------      ----------
   Net Income                                                           $113,638        $ 99,673
   Preferred stock dividends                                                (606)           (654)
                                                                        ----------      ----------

   Income available to common shareholders (A)                           113,032          99,019

   Preferred stock dividends -   using "if converted" method                 606             654
   Additional ESOP contribution - using "if converted"
        method                                                              (138)           (149)
                                                                        ----------      ----------
   Income available to common shareholders
        after assumed conversions (B)                                   $113,500        $ 99,524
                                                                        ==========      ==========

   Average common shares outstanding (C)                                 255,286         259,192
   Dilutive stock equivalents from stock plans                             3,772           6,638
   Shares issuable upon conversion of preferred stock                      4,023           4,342
                                                                        ----------      ----------
   Average common and common equivalent
        shares outstanding - assuming dilution (D)                       263,081         270,172
                                                                        ==========      ==========

   Basic earnings per share (A/C)                                       $    .44        $    .38
                                                                        ==========      ==========
   Diluted earnings per share (B/D)                                     $    .43        $    .37
                                                                        ==========      ==========

Note 5 - Contingencies

The Company is involved, both as a plaintiff and a defendant, in various legal proceedings and claims which arise in the ordinary course of business.

The Company currently is engaged in discovery or is otherwise in the early stages with respect to certain of the litigation to which it is a party, and therefore, it is difficult to predict the outcome of such litigation. In addition, given the uncertain nature of litigation generally and of the current litigation environment, it is difficult to predict the outcome of any litigation regardless of its stage. A number of the cases pending against the Company present complex factual and legal issues and are subject to a number of variables, including, but not limited to, the facts and circumstances of each particular case, the jurisdiction in which each suit is brought, and differences in applicable law. As a result, the Company is not able to estimate the amount or range of loss that could result from an unfavorable outcome of such matters. While the Company believes that the claims against it, upon resolution, should not have a material adverse effect on the Company, in view of the uncertainties discussed above, the Company could incur charges in excess of currently established reserves and, to the extent available, excess liability insurance. Accordingly, in the opinion of management any such future charges, individually or in the aggregate, could have a material adverse effect on the Company's consolidated results of operations and consolidated net cash flows in the period or periods in which they are recorded or paid. The Company continues to believe that it has a number of valid defenses to each of the suits pending against it and is engaged in a vigorous defense of each of these matters. Further discussion of legal proceedings is included in
Part II of this Report on Form 10-Q.

Note 6 - Segment Data

The Company's organizational structure is based upon its three principal business segments: BD Medical Systems ("Medical"), BD Clinical Laboratory Solutions ("Clinical Lab"), and BD Biosciences ("Biosciences"). The Company evaluates performance based upon operating income. Segment operating income represents revenues reduced by product costs and operating expenses. Financial information for the Company's segments is as follows:


                                                        Three Months Ended
                                                          December 31,
                                                 ------------------------------
                                                     2002              2001
                                                 ------------        ----------
      Revenues
      --------
        Medical                                  $  571,637          $503,030
        Clinical Lab                                331,654           294,749
        Biosciences                                 148,357           147,167
                                                 ------------        ----------
                             Total Revenues (A)  $1,051,648          $944,946
                                                 ============        ==========

                                                        Three Months Ended
                                                          December 31,
                                                 ------------------------------
                                                     2002              2001
                                                 ------------        ----------
      Segment Operating Income
      ------------------------
        Medical                                  $  122,799          $ 98,232
        Clinical Lab                                 66,098            54,722
        Biosciences                                  18,867            25,484
                                                 ------------        ----------
        Total Segment Operating Income              207,764           178,438
        Unallocated Items (B)                       (58,730)          (47,972)
                                                 ------------        ----------
                     Income Before Income Taxes  $  149,034          $130,466
                                                 ============        ==========


(A)  Intersegment revenues are not material.
(B) Includes primarily interest, net; foreign exchange; corporate expenses; net gains on sales of investments; and certain legal costs.

Note 7 - Special Charges

The Company recorded special charges of $21,508, $57,514 and $90,945 in fiscal years 2002, 2000 and 1998, respectively, as discussed in the Company's 2002 Annual Report on Form 10-K.

Fiscal Year 2002

In fiscal year 2002, the Company initiated a manufacturing restructuring program in the Medical segment that was aimed at optimizing manufacturing efficiencies and improving the Company's competitiveness in the different markets in which it operates. This program involves the termination of 533 employees in China, France, Germany, Ireland, Mexico and the United States. As of December 31, 2002, 384 of the targeted employees had been severed. The Company expects these terminations to be completed and the related accrued severance to be substantially paid by the end of fiscal 2003.

A summary of the 2002 special charge accrual activity during the first three months of fiscal 2003 follows:


                                                    Severance   Restructuring
                                                    ---------   -------------
   Accrual Balance at September 30, 2002            $13,400        $ 600
   Payments                                          (1,000)        (100)
                                                    ---------     --------
   Accrual Balance at December 31, 2002             $12,400        $ 500
                                                    =========     ========

Fiscal Year 2000

The Company developed a worldwide organizational restructuring plan to align its existing infrastructure with its projected growth programs. This plan included the elimination of open positions and employee terminations from all businesses, functional areas and regions for the sole purpose of cost reduction. Of the 600 employees originally targeted for termination under this plan, 15 remained to be severed as of December 31, 2002. The remaining terminations and related accrued severance are expected to be substantially completed and paid by the end of fiscal 2003.

A summary of the 2000 special charge accrual activity during the first three months of fiscal 2003 follows:


                                                  Severance      Other
                                                  ---------    ---------
   Accrual Balance at September 30, 2002           $ 700        $ 2,400
   Payments                                         (100)        (1,700)
                                                   -------     ---------
   Accrual Balance at December 31, 2002            $ 600        $   700
                                                   =======     =========

Fiscal Year 1998

In an effort to improve manufacturing efficiencies at certain of its locations, the Company initiated a restructuring plan in 1998, which included the closing of a surgical blade plant in Hancock, New York. The move of a production line from Hancock to another location was delayed, as more fully described in the Company's 2002 Annual Report on Form 10-K. Production at the Hancock facility ceased in September 2002, and as of the end of the first quarter, 11 employees remained to be terminated. The Company expects these terminations to be completed and the related severance accrual of $1,900 to be paid upon the conclusion of remaining shutdown activities.

A summary of the 1998 special charge accrual activity during the first three months of fiscal 2003 follows:

                                                     Severance            Restructuring         Other
                                                    ----------            -------------      ------------
   Accrual Balance at September 30, 2002             $ 5,800                  $400             $1,000
   Payments                                           (3,900)                    -               (100)
                                                    ----------            -------------       ------------
   Accrual Balance at December 31, 2002              $ 1,900                  $400                900
                                                    ==========            =============       ============


Note 8 - Goodwill and Other Intangible Assets

The components of intangible assets are as follows:

                                                   December 31, 2002                   September 30, 2002
                                             -------------------------------      ------------------------------
                                                Gross                                 Gross
                                               Carrying          Accumulated         Carrying      Accumulated
                                                Amount          Amortization          Amount      Amortization
                                             --------------    -------------      ------------    -------------
Amortized intangible assets:
     Core and Developed Technology                $370,044          $ 92,257          $370,044         $ 86,878
     Patents, Trademarks, & Other                  306,623           200,721           308,202          199,065
                                             --------------    -------------      ------------    --------------
          Total                                   $676,667          $292,978          $678,246         $285,943
                                             ==============    =============      ============    ==============

Unamortized intangible assets:
     Goodwill                                     $504,458                            $492,327
     Trademarks                                     17,621                              17,621
                                             --------------                       ------------
          Total                                   $522,079                            $509,948
                                             ==============                       ============

The estimated intangible amortization expense for the fiscal years ending September 30, 2003 to 2008 are as follows: 2003 - $37,200; 2004 - $36,800; 2005
- $35,100; 2006 - $32,200; 2007 - $31,900; 2008 - $30,900.


Note 9 - Adoption of New Accounting Standards

Effective October 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This Statement requires that one accounting model be used for long-lived assets to be disposed of by sale and it broadens the presentation of discontinued operations to include more disposal transactions. The adoption of these provisions had no impact on the Company's consolidated financial position or results of operations for the first quarter.

In June 2002, the Financial Accounting Standard Board ("FASB") issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Previous guidance had required that liabilities for exit costs be recognized at the date of an entity's commitment to an exit plan. The Company is required to adopt the provisions of this Statement for any exit or disposal activities that are initiated after December 31, 2002, and does not expect that this Statement will have a material impact on its consolidated financial position or results of operations in 2003.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," which amends the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 148 requires expanded and more prominent disclosure of the effects of an entity's accounting policy with respect to stock-based employee compensation. As required, the Company will include these expanded disclosures in its Form 10-Q for the quarter ending March 31, 2003.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Becton Dickinson and Company ("BD") reported first quarter revenues of $1.052 billion, an 11 percent increase from the same period a year ago. Revenue growth was favorably affected by foreign currency translation, primarily the euro, which increased revenues approximately two percent. International revenues grew 10 percent, or approximately five percent after excluding the favorable impact of foreign currency translation.

BD Medical Systems ("Medical") revenues of $572 million increased 14 percent for the quarter. This growth was driven by safety-engineered product sales in the United States of $100 million, compared with $78 million in the prior year's quarter, and strong worldwide sales of prefillable drug delivery devices, which grew 30 percent to $93 million. Revenue from sales of consumer health care products grew 13 percent to $120 million, based in part on a favorable comparison to the prior year's quarter for diabetes syringe sales in the United States. The prior year's quarter had included lower recorded sales of diabetes syringes due in part to the redirection of promotional efforts in the United States toward sustaining our branded syringe sales at the retail level. Revenue growth in the Medical segment was partly offset by reduced sales of certain conventional devices in the United States due to the transition to safety-engineered devices.

BD Clinical Laboratory Solutions ("Clinical Lab") revenues increased 13 percent for the quarter to $332 million. Growth in the Clinical Lab segment was driven primarily by strong sales of safety-engineered products in the United States, which were $65 million compared with $49 million in the prior year. Revenue from sales of diagnostic systems also grew 13 percent to $164 million, due in part to strong sales of respiratory and flu diagnostic tests, especially in Japan, and sales of its molecular diagnostic platform, BD ProbeTec'TM'ET. Clinical Lab revenue growth was partly offset by reduced sales of certain conventional devices in the United States due to the transition to safety-engineered devices.

BD Biosciences ("Biosciences") revenues of $148 million were slightly ahead of last year. Growth in flow cytometry reagents, immunology/cell biology reagents and discovery labware products was partly offset by sales of molecular biology reagents, which were below the prior year due to continued weakness in some portions of the molecular biology research market. In addition, flow cytometry instrument sales were $35 million in the current quarter, compared with $42 million in the prior year, reflecting a reduction in order backlog in fiscal 2002 resulting from order fulfillment and installation improvements. In addition, favorable reaction to the first quarter announcement of the new BD FACSAria'TM' cell sorter caused some order postponement in anticipation of the availability of this new instrument later in the year.

During the beginning of the second quarter, certain BD warehouses were shut down for nine days to facilitate the start up of our business information system in the United States. In order to avoid any potential supply interruptions, we implemented a consignment safety-stocking program in all segments that allowed major distributors to receive advanced shipments of inventory. As a result of this program, about two weeks of additional inventory was placed with major distributors as of December 31, 2002. BD retained the title for the inventory included in these advanced shipments and will recognize the related revenue when title passes in the second quarter.

Refer to Note 6 in Notes to Condensed Consolidated Financial Statements for additional segment data.

Changes in segment operating income were primarily driven by fluctuations in revenue, as discussed above. Segment operating income for Medical and Clinical Lab was also favorably impacted by increased sales of products with higher overall gross profit margins, including safety-engineered products, compared to products sold in the same period in the prior year. Medical segment operating income also benefited from the absence of the inventory reduction program that unfavorably impacted manufacturing variances in the prior year's quarter. Biosciences segment income was unfavorably impacted by lower sales of products with higher margins compared with the prior year, as well as higher research and development expenses associated with new product launches.

Gross profit margin was 47.7% for the quarter, compared with 47.1% for the prior year. This increase primarily reflects the sales growth of our safety-engineered products, which have higher gross margins, and the absence of the inventory reduction program in the prior year. Partially offsetting these items were higher pension costs.

Selling and administrative expense was 27.0% of revenues for the quarter, compared with the prior year's ratio of 26.3%. This increase reflects incremental spending related to our enterprise-wide program to upgrade our business information systems and processes and increased pension costs. Investment in research and development was $60 million or 5.7% of revenues for the quarter, compared with $55 million or 5.8% of revenues for the prior year.

Operating margin of 15.0% for the current quarter was the same as the prior year. Net interest expense declined about $1 million for the quarter compared with the prior year.

Other income (expense), net was approximately $2 million lower than the prior year's quarter. Prior year other expense, net included foreign exchange gains of $4 million that were more than offset by net losses on investments of $6 million.

The income tax rate of 24% for the quarter is the same as the prior year. We expect the tax rate for the fiscal year to remain 24%.

Net income and diluted earnings per share for the current quarter were $114 million and 43 cents, respectively. For the same period in fiscal 2002, net income and diluted earnings per share were $100 million and 37 cents, respectively.

Subsequent Event

On January 29, 2003, an explosion occurred at a plant in Kinston, North Carolina owned by one of our suppliers, West Pharmaceutical Services, Inc. ("West").
This facility supplies BD with certain rubber, plastic and metal components used in the manufacture of various BD products. Detailed action plans are being implemented that will result in either the expansion of manufacturing in other West facilities or the movement of certain manufacturing equipment from Kinston to other West facilities that currently run similar processes. We anticipate that supply interruptions to our customers, if any, will be short-term in nature. Due to the anticipated timing, scope and costs associated with the actions described above, we estimate that up to 2 cents of diluted earnings per share could shift from the second quarter to the second half of the fiscal year. We do not expect this event to otherwise affect our financial results for fiscal 2003.

Prior Year Special Charges

In fiscal 2002, we recorded special charges of $22 million and $7 million of other manufacturing restructuring costs, primarily accelerated depreciation, in cost of products sold, as discussed in Note 7 of the Notes to Condensed Consolidated Financial Statements ("Note 7") and in the 2002 Annual Report on Form 10-K. For fiscal 2003, we expect any cost savings from this program to be fully offset by the remaining manufacturing restructuring costs. Beginning in fiscal 2004, we expect to achieve savings of approximately $15 million related to this restructuring program.

We recorded special charges of $58 million and $91 million in fiscal years 2000 and 1998, respectively, as described in Note 7. For the 2000 restructuring plan, the annual savings from the reduction in salaries and wages expense are estimated to be $30 million. As anticipated, these savings, beginning in 2001, offset incremental costs relating to certain BD programs, such as advanced protection technologies, molecular oncology, and our enterprise-wide program to upgrade our business information systems, known internally as Genesis. The estimated annual benefits of $3 million from the 1998 restructuring plan consisting of reduced manufacturing costs and tax savings associated with the move of a surgical blade plant are expected to be realized in 2004. See Note 7 for further discussion.

Liquidity and Capital Resources

During the first three months of fiscal 2003, cash provided by operating activities was $114 million compared to $155 million during the first three months of last year. This decrease was due mainly to changes in working capital, as a change to our U.S. diabetes promotional activities in the prior year resulted in a significant decline in trade receivables during the first quarter of fiscal 2002. Cash provided by operations was reduced by $100 million in the first quarter of both fiscal 2003 and 2002, reflecting the impact of cash contributions to the U.S. pension plan.

As of December 31, 2002, total debt of $1.2 billion represented 31.8% of total capital (shareholders' equity, net non-current deferred income tax liabilities, and debt), down from 32.5% at September 30, 2002. We use commercial paper to meet our short-term financing needs, including working capital requirements. As discussed in our 2002 Annual Report on Form 10-K, we currently have in place two syndicated credit facilities totaling $900 million that are available to provide backup support for our commercial paper program and for other general corporate purposes. Each of these facilities contains a single financial covenant relating to our interest coverage ratio. Given the availability of these facilities and our strong credit ratings, we continue to have a high degree of confidence in our ability to refinance maturing short-term and long-term debt, as well as to incur substantial additional debt, if required.

Capital expenditures during the first three months were $43 million, compared with last year's amount of $50 million. We expect capital spending for fiscal 2003 to be about $275 million. Cash used for financing activities in the current quarter included the repurchase of 1.9 million shares of our common stock for $57 million. As of December 31, 2002, authorization to repurchase approximately
1.5 million shares remained under a September 2001 resolution of the Board of Directors. A resolution in January 2003 by the Board of Directors authorized BD to repurchase up to an additional 10 million common shares.

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

o Fluctuations in the cost and availability of raw materials and the ability to maintain favorable supplier arrangements and relationships, including without limitation, shortages, if any, of components supplied by West Pharmaceutical Services, Inc. ("West") as a result of the recent damage to West's Kinston, North Carolina facility.

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

o The effect of market fluctuations on the value of assets in BD's pension plans and the possibility that BD may need to make additional contributions to the plans as a result of any decline in the value of such assets.

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


Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in information reported since the fiscal year ended September 30, 2002.


Item 4. Controls and Procedures

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

               A more complete description of legal proceedings has been set forth in our 2002 Annual Report on Form 10-K (the "10-K"). For the quarter ended December 31, 2002, the following changes have occurred.

               Litigation - Other than Environmental

               Latex Cases
               We have received a total of 521 claims to date, relating to alleged reactions caused by exposure to latex resulting from the use, over time, of latex gloves. The facts and circumstances of new claims filed since the 10-K are similar to those previously filed and we are of the same opinion as stated in the 10-K. Since the inception of this litigation, 241 of these cases have been closed with no liability to BD (178 of which have been closed with prejudice) and 14 cases have been settled for an aggregate de minimis amount. We are vigorously defending the remaining lawsuits.

               RTI Litigation
               On January 17, 2003, Retractable Technologies, Inc. ("plaintiff") filed a third amended complaint against BD, another manufacturer, and two group purchasing organizations ("GPOs") under the caption Retractable Technologies, Inc. vs. Becton Dickinson and Company, et al. (Civil Action No. 501 CV 036, United States District Court, Eastern District of Texas). Plaintiff alleges that BD and other defendants conspired to exclude it from the market and to maintain BD's market share by entering into long-term contracts in violation of state and Federal antitrust laws. Plaintiff also has asserted claims for business disparagement, common law conspiracy, and tortious interference with business relationships. Fact discovery ended on January 10, 2003, and a trial date has been set for April 8, 2003. We continue to vigorously defend this matter.

               Class Action Cases
               In Ohio, Grant vs. Becton Dickinson et al. (Case No. 98CVB075616, Franklin County Court), which was filed on July 22, 1998, the Ohio Court of Appeals for the 10th Appellate Judicial District has set a date of February 26, 2003 for oral argument of BD's appeal from the trial court's decision certifying a class.

               Summary
               We currently are engaged in discovery or are otherwise in the early stages with respect to certain of the litigation to which we are a party, and therefore, it is difficult to predict the outcome of such litigation. In addition, given the uncertain nature of litigation generally and of the current litigation environment, it is difficult to predict the outcome of any litigation regardless of its stage. A number of the cases pending against BD present complex factual and legal issues and are subject to a number of variables, including, but not limited to, the facts and circumstances of each particular case, the jurisdiction in which each suit is brought, and differences in applicable law. As a result, we are not able to estimate the amount or range of loss that could result from an unfavorable outcome of such matters. While we believe that the claims against BD are without merit and, upon resolution, should not have a material adverse effect on BD, in view of the uncertainties discussed above, we could incur charges in excess of currently established reserves and, to the extent available, excess liability insurance. Accordingly, in the opinion of management, any such future charges, individually or in the aggregate, could have a material adverse effect on BD's consolidated results of operations and consolidated net cash flows in the period or periods in which they are recorded or paid. We continue to believe that we have a number of valid defenses to each of the suits pending against BD and are engaged in a vigorous defense of each of these matters.

               Environmental Matters

               We are also a party to a number of Federal proceedings in the United States brought under the Comprehensive Environment Response, Compensation and Liability Act, also known as "Superfund," and similar state laws. For all sites, there are other potentially responsible parties that may be jointly or severally liable to pay all cleanup costs. We accrue costs for estimated environmental liabilities based upon our best estimate within the range of probable losses, without considering possible third-party recoveries. While we believe that, upon resolution, the environmental claims against BD should not have a material adverse effect on BD, we could incur charges in excess of presently established reserves and, to the extent available, excess liability insurance. Accordingly, in the opinion of management, any such future charges, individually or in the aggregate, could have a material adverse effect on BD's consolidated results of operations and consolidated net cash flows in the period or periods in which they are recorded or paid.


Item 2.         Changes in Securities and Use of Proceeds.

                Not applicable.

Item 3.         Defaults Upon Senior Securities.

                Not applicable.

Item 4.         Submission of Matters to a Vote of Security Holders.

                Not applicable.

Item 5.         Other Information.

                Not applicable.

Item 6.         Exhibits and Reports on Form 8-K.

                a)  Exhibits

                    None.

                b) Reports on Form 8-K

                   During the three-month period ended December 31, 2002, we filed three Current Reports on Form 8-K:

                   (i) Under Item 5 - Other Events and Regulation FD Disclosure, we announced our results for the fourth quarter and fiscal year ended September 30, 2002 in a report dated November 6, 2002.

                   (ii) Under Item 5 - Other Events and Regulation FD Disclosure, in a report dated November 26, 2002, we announced the declaration of our quarterly dividend.

                   (iii) Under Item 9 - Regulation FD Disclosure, in a report dated December 20, 2002, we furnished the certifications submitted to the Securities and Exchange Commission by each of our Chief Executive Officer and Chief Financial Officer relating to our Annual Report on Form 10-K for the fiscal year ended September 30, 2002, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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


                                         Becton, Dickinson and Company
                                         -----------------------------
                                                (Registrant)

Date    February 13, 2003
        ------------------


                                               /s/ John R. Considine
                                        --------------------------------------
                                                   John R. Considine
                                             Executive Vice President and Chief
                                                    Financial Officer
                                                (Principal Financial Officer)


                                               /s/ William A. Tozzi
                                         ---------------------------------------
                                                   William A. Tozzi
                                            Vice President and Controller
                                             (Chief Accounting Officer)

                                 CERTIFICATIONS

         I, Edward J. Ludwig, certify that:

         1. I have reviewed this quarterly report on Form 10-Q of Becton, Dickinson and Company;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  February 13, 2003

/s/ Edward J. Ludwig
------------------------------
Edward J. Ludwig
Chairman, President and
Chief Executive Officer

         I, John R. Considine, certify that:

         1. I have reviewed this quarterly report on Form 10-Q of Becton, Dickinson and Company;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  February 13, 2003


/s/ John R. Considine
----------------------------------------
John R. Considine
Executive Vice President and
Chief Financial Officer

                             STATEMENT OF DIFFERENCES

The trademark symbol shall be expressed as............................'TM'