Form 10-Q
period 2003-03-31
BECTON DICKINSON & CO
filed 2003-05-14
CIK 10795

                                    FORM 10-Q
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to
                               --------------    --------------

Commission file number 001-4802

                         Becton, Dickinson and Company
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

          New Jersey                                     22-0760120
------------------------------              -----------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

              1 Becton Drive, Franklin Lakes, New Jersey 07417-1880
              -----------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (201) 847-6800
              ---------------------------------------------------
              (Registrant's telephone number, including area code)

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

     Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [X] No [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

    Class of Common Stock            Shares Outstanding as of April 30, 2003
    ---------------------            ---------------------------------------
Common stock, par value $1.00                      254,712,745

                          BECTON, DICKINSON AND COMPANY
                                    FORM 10-Q
                  For the quarterly period ended March 31, 2003

                                TABLE OF CONTENTS

                                                                                               Page Number
                                                                                               -----------
Part I.          FINANCIAL INFORMATION

Item 1.          Financial Statements (Unaudited)
                    Condensed Consolidated Balance Sheets...................................         3
                    Condensed Consolidated Statements of Income.............................         4
                    Condensed Consolidated Statements of Cash Flows.........................         5
                    Notes to Condensed Consolidated Financial Statements....................         6
Item 2.          Management's Discussion and Analysis of Financial Condition and Results of
                 Operations.................................................................        14
Item 3.          Quantitative and Qualitative Disclosures About Market Risk.................        20
Item 4.          Controls and Procedures....................................................        21

Part II.         OTHER INFORMATION

Item 1.          Legal Proceedings..........................................................        22
Item 2.          Changes in Securities and Use of Proceeds..................................        23
Item 3.          Defaults Upon Senior Securities............................................        23
Item 4.          Submission of Matters to a Vote of Security Holders........................        23
Item 5.          Other Information..........................................................        24
Item 6.          Exhibits and Reports on Form 8-K...........................................        24

Signatures       ...........................................................................        26

Certifications   ...........................................................................        27

Exhibits         ...........................................................................        31

                          ITEM 1. FINANCIAL STATEMENTS
                          BECTON, DICKINSON AND COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                              Thousands of Dollars

                                                               March 31,    September 30,
                                                                 2003            2002
                                                              -----------   -------------
                                                              (Unaudited)
Assets
   Current Assets:
      Cash and equivalents                                    $   285,471    $   243,115
      Short-term investments                                        3,543          1,850
      Trade receivables, net                                      792,130        745,998
      Inventories:
         Materials                                                132,039        137,688
         Work in process                                          149,651        132,051
         Finished products                                        479,487        427,957
                                                              -----------    -----------
                                                                  761,177        697,696
      Prepaid expenses, deferred taxes and other                  245,789        240,048
                                                              -----------    -----------
         Total Current Assets                                   2,088,110      1,928,707

   Property, plant and equipment                                3,677,444      3,621,361
      Less allowances for depreciation and amortization         1,896,657      1,855,631
                                                              -----------    -----------
                                                                1,780,787      1,765,730

   Goodwill, Net                                                  508,685        492,327
   Core and Developed Technology, Net                             272,407        283,166
   Other Intangibles, Net                                         120,007        126,758
   Capitalized Software, Net                                      303,243        284,109
   Other                                                          173,785        159,663
                                                              -----------    -----------

         Total Assets                                         $ 5,247,024    $ 5,040,460
                                                              ===========    ===========

Liabilities and Shareholders' Equity

   Current Liabilities:
      Short-term debt                                         $   485,228    $   434,642
      Payables and accrued expenses                               829,017        817,811
                                                              -----------    -----------
         Total Current Liabilities                              1,314,245      1,252,453

   Long-Term Debt                                                 806,283        802,967

   Long-Term Employee Benefit Obligations                         311,325        391,607

   Deferred Income Taxes and Other                                110,250        105,459

   Commitments and Contingencies                                       --             --

   Shareholders' Equity:
      Preferred stock                                              36,306         37,945
      Common stock                                                332,662        332,662
      Capital in excess of par value                              206,264        185,122
      Retained earnings                                         3,717,845      3,514,465
      Unearned ESOP compensation                                   (9,317)        (7,847)
      Deferred compensation                                         9,060          8,496
      Common shares in treasury - at cost                      (1,224,946)    (1,137,583)
      Accumulated other comprehensive loss                       (362,953)      (445,286)
                                                              -----------    -----------
         Total Shareholders' Equity                             2,704,921      2,487,974
                                                              -----------    -----------

         Total Liabilities and Shareholders' Equity           $ 5,247,024    $ 5,040,460
                                                              ===========    ===========

See notes to condensed consolidated financial statements

                          BECTON, DICKINSON AND COMPANY
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                   Thousands of Dollars, Except Per-share Data
                                   (Unaudited)

                                        Three Months Ended        Six Months Ended
                                            March 31,                  March 31,
                                     -----------------------   -----------------------
                                        2003         2002         2003         2002
                                     ----------   ----------   ----------   ----------
Revenues                             $1,134,041   $1,012,971   $2,185,689   $1,957,917

Cost of products sold                   578,428      523,133    1,128,467    1,022,895
Selling and administrative              298,798      247,660      582,979      495,954
Research and development                 60,034       56,314      119,879      111,551
Special charges                              --        9,937           --        9,937
                                     ----------   ----------   ----------   ----------
Total Operating Costs and Expenses      937,260      837,044    1,831,325    1,640,337
                                     ----------   ----------   ----------   ----------

Operating Income                        196,781      175,927      354,364      317,580

Interest expense, net                    (8,653)      (8,839)     (17,286)     (18,410)
Other (expense) income, net              (1,847)         492       (1,763)      (1,124)
                                     ----------   ----------   ----------   ----------

Income Before Income Taxes              186,281      167,580      335,315      298,046

Income tax provision                     44,241       38,392       79,637       69,185
                                     ----------   ----------   ----------   ----------

Net Income                           $  142,040   $  129,188   $  255,678   $  228,861
                                     ==========   ==========   ==========   ==========

Earnings Per Share:

   Basic                             $      .56   $      .50   $     1.00   $      .88
                                     ==========   ==========   ==========   ==========
   Diluted                           $      .54   $      .48   $      .97   $      .85
                                     ==========   ==========   ==========   ==========
Dividends Per Common Share           $      .10   $    .0975   $      .20   $     .195
                                     ==========   ==========   ==========   ==========

            See notes to condensed consolidated financial statements

                          BECTON, DICKINSON AND COMPANY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              Thousands of Dollars
                                   (Unaudited)

                                                             Six Months Ended
                                                                  March 31,
                                                          ----------------------
                                                             2003        2002
                                                          ---------    ---------
Operating Activities

   Net income                                             $ 255,678    $ 228,861
   Adjustments to net income to derive net cash
      provided by operating activities:
         Depreciation and amortization                      168,131      145,683
         Pension contribution                              (100,000)    (100,000)
         Non-cash special charges                                --        5,109
         Change in working capital                          (53,477)      (4,766)
         Other, net                                          22,501       17,246
                                                          ---------    ---------
         Net Cash Provided by Operating Activities          292,833      292,133
                                                          ---------    ---------

Investing Activities

   Capital expenditures                                    (108,243)    (115,159)
   Capitalized software                                     (36,852)     (42,407)
   (Purchases) sales of investments, net                     (1,672)       5,233
   Other, net                                               (25,263)     (18,485)
                                                          ---------    ---------
         Net Cash Used for Investing Activities            (172,030)    (170,818)
                                                          ---------    ---------

Financing Activities

   Change in short-term debt                                 51,794      107,818
   Proceeds from long-term debt                                  --        3,822
   Payments of long-term debt                                  (873)      (2,354)
   Repurchase of common stock                              (106,490)    (103,022)
   Issuance of common stock from treasury                    25,982       24,134
   Dividends paid                                           (53,033)     (51,635)
                                                          ---------    ---------
         Net Cash Used for Financing Activities             (82,620)     (21,237)
                                                          ---------    ---------

Effect of exchange rate changes on cash and equivalents       4,173       (2,080)
                                                          ---------    ---------
         Net increase in cash and equivalents                42,356       97,998

Opening Cash and Equivalents                                243,115       82,129
                                                          ---------    ---------
Closing Cash and Equivalents                              $ 285,471    $ 180,127
                                                          =========    =========

See notes to condensed consolidated financial statements

                          BECTON, DICKINSON AND COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
          Dollar and Share Amounts in Thousands, Except Per-share Data
                                 March 31, 2003

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

Note 3 - Comprehensive Income

Comprehensive income for the Company is comprised of the following:

                                     Three Months Ended     Six Months Ended
                                          March 31,            March 31,
                                     -------------------   -------------------
                                       2003       2002       2003       2002
                                     --------   --------   --------   --------
Net Income                           $142,040   $129,188   $255,678   $228,861
Other Comprehensive Income,
   Net of Tax
      Foreign currency translation
         adjustments                   33,485    (23,429)    81,575    (35,262)
      Unrealized gains (losses) on
         investments, net of
         amounts recognized             2,371     (2,806)     2,848      3,527
      Unrealized (losses) gains on
         cash flow hedges, net of
         amounts realized              (1,532)       984     (2,090)     3,849
                                     --------   --------   --------   --------

Comprehensive Income                 $176,364   $103,937   $338,011   $200,975
                                     ========   ========   ========   ========

Included in the unrealized losses on cash flow hedges for the current period was an unrealized loss of $1,614, net of tax, relating to interest rate derivative transactions entered into in the current quarter in anticipation of a $400,000 debt issuance in April 2003. See Note 11 for further discussion.

The amount of unrealized gains or losses on investments and cash flow hedges in comprehensive income has been adjusted to reflect any realized gains and recognized losses included in net income during the three and six months ended March 31, 2003 and 2002.

Note 4 - Earnings per Share

The following table sets forth the computations of basic and diluted earnings per share:

                                   Three Months Ended      Six Months Ended
                                       March 31,              March 31,
                                   -------------------   -------------------
                                     2003       2002       2003       2002
                                   --------   --------   --------   --------
Net Income                         $142,040   $129,188   $255,678   $228,861
Preferred stock dividends              (595)      (646)    (1,201)    (1,300)
                                   --------   --------   --------   --------
Income available to common
   shareholders (A)                 141,445    128,542    254,477    227,561
Preferred stock dividends -
   using "if converted" method          595        646      1,201      1,300
Additional ESOP contribution -
   Using "if converted" method         (119)      (146)      (244)      (297)
                                   --------   --------   --------   --------
Income available to common
   shareholders after assumed
   conversions (B)                 $141,921   $129,042   $255,434   $228,564
                                   ========   ========   ========   ========
Average common shares
   outstanding (C)                  254,694    258,436    254,994    258,819
Dilutive stock equivalents from
   stock plans                        4,737      6,970      4,396      6,908
Shares issuable upon conversion
   of preferred stock                 3,938      4,303      3,938      4,303
                                   --------   --------   --------   --------
Average common and common
   equivalent shares outstanding
   - assuming dilution (D)          263,369    269,709    263,328    270,030
                                   ========   ========   ========   ========

Basic earnings per share (A/C)     $    .56   $    .50   $   1.00   $    .88
                                   ========   ========   ========   ========
Diluted earnings per share (B/D)   $    .54   $    .48   $    .97   $    .85
                                   ========   ========   ========   ========

Note 5 - Contingencies

The Company is involved, both as a plaintiff and a defendant, in various legal proceedings and claims which arise in the ordinary course of business.

The Company currently is engaged in discovery or is otherwise in the early stages with respect to certain of the litigation to which it is a party, and therefore, it is difficult to predict the outcome of such litigation. In addition, given the uncertain nature of litigation generally and of the current litigation environment, it is difficult to predict the outcome of any litigation regardless of its stage. A number of the cases pending against the Company present complex factual and legal issues and are subject to a number of variables, including, but not limited to, the facts and circumstances of each particular case, the jurisdiction in which each suit is brought, and differences in applicable law. As a result, the Company is not able to estimate the amount or range of loss that could result from an unfavorable outcome of each and every matter. In accordance with generally accepted accounting principles, the Company establishes reserves to the extent probable future losses are estimable. While the Company believes that the claims against it, upon resolution, should not have a material adverse effect on the Company, in view of the uncertainties discussed above, the Company could incur charges in excess of currently established reserves and, to the extent available, excess liability insurance. Accordingly, in the opinion of management any such future charges, individually or in the aggregate, could have a material adverse effect on the Company's consolidated results of operations and consolidated net cash flows in the period or periods in which they are recorded or paid. The Company continues to believe that it has a number of valid defenses to each of the suits pending against it and is engaged in a vigorous defense of each of these matters. Further discussion of legal proceedings is included in Part II of this Report on Form 10-Q.

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

                              Three Months Ended        Six Months Ended
                                  March 31,                 March 31,
                           -----------------------   -----------------------
                              2003         2002         2003         2002
                           ----------   ----------   ----------   ----------
Revenues
   Medical                 $  601,819   $  530,384   $1,173,456   $1,033,414
   Clinical Lab               356,800      317,657      688,454      612,406
   Biosciences                175,422      164,930      323,779      312,097
                           ----------   ----------   ----------   ----------
      Total Revenues (A)   $1,134,041   $1,012,971   $2,185,689   $1,957,917
                           ==========   ==========   ==========   ==========

                                        Three Months Ended     Six Months Ended
                                            March 31,              March 31,
                                       -------------------   --------------------
                                         2003       2002       2003        2002
                                       --------   --------   ---------   --------
Segment Operating Income
   Medical (B)                         $129,811   $111,896   $ 252,610   $210,128
   Clinical Lab                          84,928     68,728     151,026    123,450
   Biosciences                           28,348     32,406      47,215     57,890
                                       --------   --------   ---------   --------
      Total Segment Operating Income    243,087    213,030     450,851    391,468
   Unallocated Items (C)                (56,806)   (45,450)   (115,536)   (93,422)
                                       --------   --------   ---------   --------
Income Before Income Taxes             $186,281   $167,580   $ 335,315   $298,046
                                       ========   ========   =========   ========

(A)  Intersegment revenues are not material.

(B)  Prior year amounts include $9,937 for special charges, as discussed in Note
     8.

(C) Includes primarily interest, net; foreign exchange; corporate expenses; and certain legal costs.

Note 7 - Stock-Based Compensation

Effective with the quarter ended March 31, 2003, the Company adopted the additional disclosure provisions of Statement of Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," which amended SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 148 requires more prominent and frequent disclosure of the effects of an entity's accounting policy with respect to stock-based compensation.

As permitted by SFAS No. 123, as amended, the Company will continue to account for stock-based employee compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Under the intrinsic value method, compensation cost of stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the exercise price. Accordingly, no stock-based compensation cost has been reflected in the Company's net income for the three and six months ended March 31, 2003 and 2002, as all options granted under the Company's stock option plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

The following table illustrates the effect on net income and earnings per share if the Company were to have applied the fair value recognition provisions of SFAS No. 123, as amended, to account for stock-based compensation for the periods indicated. These pro forma amounts may not be representative of the effects on net income in future years since options generally vest over several years and additional awards may be made each year.

                                Three Months Ended March 31,   Six Months Ended March 31,
                                ----------------------------   --------------------------
                                      2003       2002               2003      2002
                                    --------   --------           --------   --------
Net income, as reported             $142,040   $129,188           $255,678   $228,861
Less stock-based compensation
   expense, net of tax                (8,584)    (8,965)           (17,638)   (17,992)
                                    --------   --------           --------   --------

Pro forma net income                $133,456   $120,223           $238,040   $210,869
                                    ========   ========           ========   ========

Reported earnings per share:
   Basic                            $    .56   $    .50           $   1.00   $    .88
   Diluted                          $    .54   $    .48           $    .97   $    .85
                                    ========   ========           ========   ========

Pro forma earnings per share:
   Basic                            $    .52   $    .46           $    .93   $    .81
   Diluted                          $    .51   $    .45           $    .91   $    .78
                                    ========   ========           ========   ========

The Company estimated the fair value of stock options using the Black-Scholes option-pricing model, modified for dividends and using certain assumptions for stock price volatility, risk free interest rates, dividend yields and expected terms until exercise. The value determined by the Black-Scholes option-pricing model is based on assumptions at the time of grant and subsequent modifications to such assumptions are not reflected in the value of prior grants. The Black-Scholes model is a trading option-pricing model that does not reflect the non-traded nature of employee stock options nor the limited transferability of options. This model also does not consider restrictions on trading for all employees, including restrictions imposed on senior management of the Company, who are only permitted to trade in the Company's securities during a stated 30-day period each quarter. Therefore, if the Company had used an option-pricing model other than Black-Scholes, pro forma results different from those shown above may have been reported.

Note 8 - Special Charges

The Company recorded special charges of $21,508, $57,514 and $90,945 in fiscal years 2002, 2000 and 1998, respectively, as discussed in the Company's 2002 Annual Report on Form 10-K.

Fiscal Year 2002

In fiscal year 2002, the Company recorded special charges of $9,937 and $15,760 during the second and third quarters, respectively, related to a manufacturing restructuring program in the Medical segment that was aimed at optimizing manufacturing efficiencies and improving the Company's competitiveness in the different markets in which it operates. Offsetting special charges in the third quarter of 2002 were $4,189 of reversals of fiscal 2000 special charges. The Medical manufacturing restructuring program involves the termination of 533 employees in China, France, Germany, Ireland, Mexico and the United States. As of March 31, 2003, 414 of the targeted employees had been severed. The Company expects the remaining terminations to be completed and the related accrued severance to be substantially paid by the end of fiscal 2003.

A summary of the 2002 special charge accrual activity during the first six months of fiscal 2003 follows:

                                        Severance   Restructuring
                                        ---------   ------------
Accrual Balance at September 30, 2002    $13,400       $ 600
Payments                                  (6,300)       (200)
                                         -------       -----
Accrual Balance at March 31, 2003        $ 7,100       $ 400
                                         =======       =====

Fiscal Year 2000

The Company developed a worldwide organizational restructuring plan to align its existing infrastructure with its projected growth programs. This plan included the elimination of open positions and employee terminations from all businesses, functional areas and regions for the sole purpose of cost reduction. Of the 600 employees originally targeted for termination under this plan, 15 remained to be severed as of March 31, 2003. The remaining terminations and related accrued severance are expected to be substantially completed and paid by March 2004, which is approximately six months later than previously reported due to delays in the transition of the Company's operations at one facility to a new location.

A summary of the 2000 special charge accrual activity during the first six months of fiscal 2003 follows:

                                        Severance    Other
                                        ---------   -------
Accrual Balance at September 30, 2002     $ 700     $ 2,400
Payments                                   (100)     (2,400)
                                          -----     -------
Accrual Balance at March 31, 2003         $ 600     $    --
                                          =====     =======

Fiscal Year 1998

In an effort to improve manufacturing efficiencies at certain of its locations, the Company initiated a restructuring plan in 1998, which included the closing of a surgical blade plant in Hancock, New York. The move of a production line from Hancock to another location was delayed, as more fully described in the Company's 2002 Annual Report on Form 10-K. Production at the Hancock facility ceased in September 2002. Of the 200 planned terminations, 50 employees were terminated in September 1999, 122 employees were terminated in September 2002, and 21 employees were terminated during the first six months of fiscal 2003. As of the end of the second quarter, seven employees remained to be terminated. The Company expects these terminations to be completed and the remaining accruals to be paid upon the conclusion of shutdown activities.

A summary of the 1998 special charge accrual activity during the first six months of fiscal 2003 follows:

                                        Severance   Restructuring    Other
                                        ---------   -------------   -------
Accrual Balance at September 30, 2002    $ 5,800        $400        $1,000
Payments                                  (5,100)         --          (200)
                                         -------        ----        ------
Accrual Balance at March 31, 2003        $   700        $400           800
                                         =======        ====        ======

Note 9 - Goodwill and Other Intangible Assets

The components of intangible assets are as follows:

                                         March 31, 2003        September 30, 2002
                                   -----------------------   -----------------------
                                    Gross                     Gross
                                   Carrying   Accumulated    Carrying    Accumulated
                                    Amount    Amortization    Amount    Amortization
                                   --------   ------------   --------   ------------
Amortized intangible assets:
   Core and Developed Technology   $370,044     $ 97,637     $370,044     $ 86,878
   Patents, Trademarks, & Other     310,242      207,242      308,202      199,065
                                   --------     --------     --------     --------
      Total                        $680,286     $304,879     $678,246     $285,943
                                   ========     ========     ========     ========

Unamortized intangible assets:
   Goodwill                        $508,685                  $492,327
   Trademarks                        17,007*                   17,621
                                   --------                  --------
      Total                        $525,692                  $509,948
                                   ========                  ========

* Includes $614 write down of trademarks in the Biosciences segment during the second quarter recorded to Cost of products sold.

The estimated intangible amortization expense for the fiscal years ending September 30, 2003 to 2008 are as follows: 2003 - $37,600; 2004 - $37,100; 2005
- $35,400; 2006 - $32,500; 2007 - $32,200; 2008 - $31,200.


Note 10 - Adoption of New Accounting Standards

In June 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Previous guidance had required that liabilities for exit costs be recognized at the date of an entity's commitment to an exit plan. The Company is required to adopt the provisions of this Statement for any exit or disposal activities that are initiated after December 31, 2002, and does not expect that this Statement will have a material impact on its consolidated financial position or results of operations in 2003.

On April 30, 2003, the FASB issued SFAS No. 149, "Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities." This Statement amends and clarifies the financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." Statement No. 149 includes decisions made as part of the Derivatives Implementation Group process that effectively required amendments to Statement No. 133. Statement No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The provisions of Statement No. 149 that relate to SFAS No. 133 Implementation Issues and that have been effective for fiscal quarters that began prior to June 15, 2003 will continue to be applied in accordance with their respective effective dates. The Company is in the process of evaluating the new guidance issued under Statement No. 149.

Note 11 - Subsequent Event

On April 9, 2003, the Company issued $200,000 of 4.55% Notes due on April 15, 2013 and $200,000 of 4.9% Notes due on April 15, 2018. The effective yields of these Notes were 4.71% and 5.03%, respectively, including the results of the hedging activity described below and other financing costs.

In anticipation of the issuance of these Notes in April, the Company entered into a series of interest rate derivatives transactions at the end of the current quarter in order to reduce the exposure to changing interest rates during the period leading up to the issuance of the debt. Under these agreements, the Company fixed the interest rate on $250,000 notional amount of U.S. Treasury securities against which the debt issuance would be priced. These agreements are designated as "highly effective" cash flow hedges, as defined by SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." Accordingly, changes in the fair value of these hedges are recorded to other comprehensive income. As of March 31, 2003, other comprehensive income included an unrealized loss of $1,614, net of tax, relating to these cash flow hedges. There was no ineffective portion to the hedges recognized in earnings during the period.

The Company entered into additional interest rate derivative agreements in the beginning of April 2003 which, when combined with those executed during the second quarter, resulted in interest rate protection on $345,000 in notional amount of the new debt issuance. Upon the issuance of the debt on April 9, 2003, these agreements were settled for cash, resulting in an unrealized loss of about $500, net of tax, remaining in other comprehensive income.

In the beginning of April 2003, the Company entered into an interest rate swap agreement, with an effective date of April 9, 2003, on $200,000 of 4.9% Notes due April 15, 2018. Under this agreement, the Company will pay interest at a variable rate in exchange for fixed rate payments, effectively transforming these Notes to floating rate obligations. This swap is designated as a fair value hedge with no ineffectiveness, as defined by SFAS No. 133. Changes in the fair value of the interest rate swap offset changes in the fair value of the fixed rate debt due to changes in market interest rates.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Becton Dickinson and Company ("BD") reported second quarter revenues of $1.134 billion, an increase of 12 percent from the same period a year ago. After excluding the favorable impact of foreign currency translation, revenues for the quarter increased approximately seven percent. For the six months, reported revenues of $2.186 billion represented a 12 percent increase from a year ago, or approximately eight percent at constant foreign exchange rates. International revenue growth of 19 percent and 15 percent for the three and six months, respectively, was favorably affected by foreign currency translation, primarily the euro. After excluding the favorable impact of foreign currency translation, international revenues grew approximately nine percent and seven percent for the three and six months, respectively.

BD Medical Systems ("Medical") revenues of $602 million increased 13 percent for the quarter, or nine percent at constant foreign exchange rates. Included in Medical revenues were U.S. safety-engineered product sales of $98 million, compared with $85 million in the prior year's quarter. Also contributing to the growth of segment were worldwide sales of prefillable drug delivery devices, which grew 44 percent to $114 million. International Medical revenue growth was nine percent after excluding the favorable impact of foreign currency translation. Revenue growth in the Medical segment was partly offset by reduced sales of certain conventional devices in the United States due to the transition to safety-engineered devices.

BD Clinical Laboratory Solutions ("Clinical Lab") revenues of $357 million increased 12 percent for the quarter, or eight percent after excluding the favorable impact of foreign currency translation. Clinical Lab revenues included sales of U.S. safety-engineered devices of $68 million compared with $50 million in the prior year's quarter. Revenues from sales of diagnostic systems grew 10 percent to $181 million, due in part to sales of its molecular diagnostic platform, BD ProbeTec'TM'ET, which reported sales of $16 million compared with $9 million in the prior year's quarter. Clinical Lab revenue growth was partly offset by reduced sales of certain conventional devices in the United States due to the transition to safety-engineered devices.

BD Biosciences ("Biosciences") revenues of $175 million grew six percent for the quarter. After excluding the favorable impact of foreign currency translation, Biosciences revenues were slightly below the prior year's quarter. Growth in immunology/cell biology and flow cytometry reagents and discovery labware products was partly offset by continued weaker demand for certain molecular biology reagents. In addition, flow cytometry instrument sales of $38 million for the second quarter were about the same as last year, resulting from a reduction in order backlog in fiscal 2002 and a decline in uninstalled instruments. Flow cytometry instrument sales were also negatively impacted as some customers decided to postpone orders in anticipation of the availability of the new BD FACSAria'TM' cell sorter, which began initial shipments in the U.S. and Japan at the end of the second quarter.

Refer to Note 6 in Notes to Condensed Consolidated Financial Statements for additional segment data.

Changes in segment operating income were primarily driven by fluctuations in revenue, as discussed above. Segment operating income for Medical and Clinical Lab was also favorably impacted by increased sales of products with higher overall gross profit margins, including safety-engineered products, compared to products sold in the same period in the prior year. Medical segment operating income also benefited from the absence of certain costs recorded in the prior year's quarter, including unfavorable variances associated with an inventory reduction program, as well as special charges that are more fully described in
Note 8 in the Notes to Condensed Consolidated Financial Statements ("Note 8"). Biosciences segment operating income was negatively impacted by expenses associated with new product launches, and by competitive and market factors in molecular biology reagents that resulted in additional reserves for excess inventories.

Gross profit margin was 49.0% for the quarter and 48.4% for the six months, compared with 48.4% and 47.8%, respectively, for the prior year. The increase in gross profit margin reflected increased sales of products with higher overall gross profit margins, including safety-engineered products, compared to products sold in the prior year. Gross profit margin also was favorably impacted by the absence of costs associated with the inventory reduction program in the Medical segment, as discussed above. Gross profit margin was adversely affected by the launch of our new blood glucose monitoring products, additional reserves for excess molecular biology inventory, as discussed above, and increased pension costs.

Selling and administrative expense increased to 26.3% of revenues for the quarter and 26.7% of revenues for the six months, compared with the prior year's ratios of 24.4% and 25.3%, respectively. This increase was primarily the result of incremental spending on key initiatives, including our enterprise-wide program to upgrade our business information systems and processes and the launch of our blood glucose monitoring products. Increased pension costs of $2 million for the quarter also adversely impacted this ratio. Investment in research and development was 5.3% of revenues for the quarter and 5.5% of revenues for the six months, compared with 5.6% and 5.7% of revenues, respectively, for the prior year.

Operating margin of 17.4% for the quarter and 16.2% for the six months was the same as the prior year amounts. Operating income in the current year was adversely impacted by increased selling and administrative expense, as discussed above. The prior year's operating income included special charges, as discussed in Note 8.

Net interest expense for the quarter was about the same as last year and for the six months declined about $1 million compared with the prior year. Other expense, net for the quarter and six months of $2 million primarily consisted of the write-down of investments to fair value.

The income tax rate was 24% for the quarter and the six months. The prior year's tax rate was 23% for both the quarter and six months. We expect the tax rate for the fiscal year to remain at approximately 24%.

Net income and diluted earnings per share for the current quarter were $142 million and 54 cents, respectively, compared with $129 million and 48 cents in the prior year. Excluding the 2-cent impact of special charges discussed in Note 8, diluted earnings per share for the prior year's quarter would have been 50 cents. Reported net income and diluted earnings per share for the current six months were $256 million and 97 cents, respectively.

Prior Year Special Charges

In fiscal 2002, we recorded special charges of $10 million and $16 million during the second and third quarters, respectively, relating to a manufacturing restructuring program in the Medical segment, as discussed in Note 8 and in the 2002 Annual Report on Form 10-K. In the second half of fiscal 2002, we also recorded $7 million of other manufacturing costs, primarily accelerated depreciation, related to this restructuring program that were included in cost of products sold. For fiscal 2003, we expect any cost savings from this program to be fully offset by the remaining manufacturing restructuring costs. Beginning in fiscal 2004, we expect to achieve savings of approximately $15 million related to this restructuring program.

We recorded special charges of $58 million and $91 million in fiscal years 2000 and 1998, respectively, as described in Note 8. For the 2000 restructuring plan, the annual savings from the reduction in salaries and wages expense were estimated to be $30 million. As anticipated, these savings offset incremental costs during fiscal 2002 and 2001 relating to certain BD initiatives, such as advanced protection technologies and molecular oncology, and continue to offset costs associated with our enterprise-wide program to upgrade our business information systems, known internally as Genesis. The estimated annual benefits of $3 million from the 1998 restructuring plan consisting of reduced manufacturing costs and tax savings associated with the move of a surgical blade plant are expected to be realized in 2004. See Note 8 for further discussion.

Liquidity and Capital Resources

During the first six months of fiscal 2003, cash provided by operating activities was $293 million, which was about the same as last year. Cash provided by operations was reduced by $100 million in the first six months of both fiscal 2003 and 2002, reflecting the impact of cash contributions to the U.S. pension plan.

Capital expenditures during the first six months were $108 million, compared with last year's amount of $115 million. We expect capital spending for fiscal 2003 to be $275 million to $300 million. Cash used for financing activities in the first six months of the year included the repurchase of 3.4 million shares of our common stock for $106 million. As of March 31, 2003, authorization to repurchase an additional 10 million common shares remained under a January 2003 resolution of the Board of Directors.

As of March 31, 2003, total debt of $1.3 billion represented 31.6% of total capital (shareholders' equity, net non-current deferred income tax liabilities, and debt), down from 32.5% at September 30, 2002. We issued additional debt in April 2003, as discussed in the "Subsequent Event" section below. We use commercial paper to meet our short-term financing needs, including working capital requirements. As discussed in our 2002 Annual Report on Form 10-K, we currently have in place two syndicated credit facilities totaling $900 million that are available to provide backup support for our commercial paper program and for other general corporate purposes. Each of these facilities contains a single financial covenant relating to our interest coverage ratio. Given the availability of these facilities and our strong credit ratings, we continue to have a high degree of confidence in our ability to refinance maturing short-term and long-term debt, as well as to incur substantial additional debt, if required.

Subsequent Event

On April 9, 2003, we issued $200 million of 4.55% Notes due on April 15, 2013 and $200 million of 4.9% Notes due on April 15, 2018. The effective yields of these Notes were 4.71% and 5.03%, respectively, including the results of the hedging activity described below and other financing costs.

In anticipation of the issuance of these Notes in April, we entered into a series of interest rate derivatives transactions at the end of the current quarter in order to reduce the exposure to changing interest rates during the period leading up to the issuance of the debt. Under these agreements, we fixed the interest rate on $250 million notional amount of U.S. Treasury securities against which the debt issuance would be priced. These agreements are designated as "highly effective" cash flow hedges, as defined by SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." Accordingly, changes in the fair value of these hedges are recorded to other comprehensive income. As of March 31, 2003, other comprehensive income included an unrealized loss of $2 million, net of tax, relating to these cash flow hedges. There was no ineffective portion to the hedges recognized in earnings during the period.

We entered into additional interest rate derivative agreements in the beginning of April 2003 which, when combined with those executed during the second quarter, resulted in interest rate protection on $345 million in notional amount of the new debt issuance. Upon the issuance of the debt on April 9, 2003, these agreements were settled for cash, resulting in an unrealized loss of about $500 thousand, net of tax, remaining in other comprehensive income.

In the beginning of April 2003, we entered into an interest rate swap agreement, with an effective date of April 9, 2003, on $200 million of 4.9% Notes due April 15, 2018. Under this agreement, we will pay interest at a variable rate in exchange for fixed rate payments, effectively transforming these Notes to floating rate obligations. This swap is designated as a fair value hedge with no ineffectiveness, as defined by SFAS No. 133. Changes in the fair value of the interest rate swap offset changes in the fair value of the fixed rate debt due to changes in market interest rates.

Use of Non-GAAP Financial Measures

When discussing the Company's financial performance, the Company at times will present certain non-GAAP (generally accepted accounting principles) financial measures, as follows:

o The Company presents the Company's revenue growth rates at constant foreign exchange rates. Management believes that presenting growth rates at constant foreign exchange rates allows investors to view the actual operating results of the Company and of its segments without the impact of fluctuations in foreign currency exchange rates, thereby facilitating comparisons to prior periods.

o The Company presents the Company's earnings per share and other financial measures after excluding the impact of charges or of unusual or non-recurring items. Management believes that excluding such impact from earnings per share and other financial measures allows investors to more easily compare the Company's financial performance to the corresponding prior period and to understand the operating results of the Company without the effects of these charges and unusual or non-recurring items.

The Company's management considers these non-GAAP financial measures internally in evaluating the Company's performance. Investors should consider these non-GAAP measures in addition to, not as a substitute for or as superior to, measures of financial performance prepared in accordance with GAAP.

This Report on Form 10-Q contains certain non-GAAP financial measures. A reconciliation of these measures to the comparable GAAP measures is included in
Exhibit 99.3 of this Report on Form 10-Q.

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

o Adoption of or changes in government laws and regulations affecting domestic and foreign operations, including those relating to trade, monetary and fiscal policies, taxation, public health, environmental matters, sales practices, price controls, licensing and regulatory approval of new products, or changes in enforcement practices with respect to any such laws and regulations.

o The effects, if any, of the Severe Acute Respiratory Syndrome ("SARS") epidemic.

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

     A more complete description of legal proceedings has been set forth in our 2002 Annual Report on Form 10-K (the "10-K"). For the quarter ended March 31, 2003, the following changes have occurred.

     Litigation - Other than Environmental

     Latex Cases

     We have received a total of 522 claims to date, relating to alleged reactions caused by exposure to latex resulting from the use, over time, of latex gloves. The facts and circumstances of new claims filed since the 10-K are similar to those previously filed and we are of the same opinion as stated in the 10-K. Since the inception of this litigation, 294 of these cases have been closed with no liability to BD (227 of which have been closed with prejudice) and 18 cases have been settled for an aggregate de minimis amount. We are vigorously defending the remaining lawsuits.

     RTI Litigation

     In the action entitled Retractable Technologies, Inc. vs. Becton Dickinson and Company, et al. (Civil Action No. 501 CV 036, United States District Court, Eastern District of Texas), the Court, by order dated March 6, 2003, reset the trial date in this action from April 8, 2003 to February 3, 2004. On May 7, 2003, plaintiff in this matter announced that as part of several settlement agreements, the litigation against BD's co-defendants had been dismissed. We continue to vigorously defend this matter.

     Class Action Cases

     In New York, in the action entitled Benner vs. Becton Dickinson et al. (Case No. 99Civ4798(WHP)), the Court, by order dated March 28, 2003, denied the plaintiff's motion for class certification.

     Summary

     We currently are engaged in discovery or are otherwise in the early stages with respect to certain of the litigation to which we are a party, and therefore, it is difficult to predict the outcome of such litigation. In addition, given the uncertain nature of litigation generally and of the current litigation environment, it is difficult to predict the outcome of any litigation regardless of its stage. A number of the cases pending against BD present complex factual and legal issues and are subject to a number of variables, including, but not limited to, the facts and circumstances of each particular case, the jurisdiction in which each suit is brought, and differences in applicable law. As a result, we are not able to estimate the amount or range of loss that could result from an unfavorable outcome of each and every matter. In accordance with generally accepted accounting principles, we establish reserves to the extent probable future losses are estimable. While we believe that the claims against BD are without merit and, upon resolution, should not have a material adverse effect on BD, in view of the uncertainties discussed above, we could incur charges in excess of currently established reserves and, to the extent available, excess liability insurance. Accordingly, in the opinion of management, any such future charges, individually or in the aggregate, could have a material adverse effect on BD's consolidated results of operations and consolidated net cash flows in the period or periods in which they are recorded or paid. We continue to believe that we have a number of valid defenses to each of the suits pending against BD and are engaged in a vigorous defense of each of these matters.

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

     a.)  Our Annual Meeting of Shareholders was held on February 11, 2003.

     c.) i.) A management proposal for the election of five directors for the terms indicated below was voted upon as follows:

                                             Votes
                  Nominee        Term         For       Votes Withheld
     ------------------------   -------   -----------   --------------
     Harry N. Beaty             2 Years   181,765,790     25,901,012
     Frank A. Olson             2 Years   185,849,179     21,817,623
     Edward J. Ludwig           3 Years   204,794,863      2,871,939

     Willard J. Overlock, Jr.   3 Years   184,147,376     23,519,426
     Bertram L. Scott           3 Years   183,236,078     24,430,724

          ii.) A management proposal to approve the selection of Ernst & Young, LLP as independent auditors for the fiscal year ending September 30, 2003 was voted upon. 179,582,250 shares were voted for the proposal, 27,847,775 shares were voted against, and 236,777 shares abstained.

          iii.) A shareholder proposal requesting the Board of Directors take the necessary steps to provide for cumulative voting in the election of directors was voted upon. 78,242,414 shares were voted for the proposal, 92,448,298 shares were voted against, 14,755,396 shares abstained, and there were 22,220,694 broker non-votes.

Item 5. Other Information.

     Not applicable.

Item 6. Exhibits and Reports on Form 8-K.

     a)   Exhibits

          Exhibit 99.1 Certification of Edward J. Ludwig, Chief Executive
                       Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          Exhibit 99.2 Certification of John R. Considine, Chief Financial
                       Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          Exhibit 99.3 Supplemental Revenue Information.

     b)   Reports on Form 8-K

          During the three-month period ended March 31, 2003, we filed nine Current Reports on Form 8-K:

          (i) Under Item 9 - Regulation FD Disclosure, in a report dated January 8, 2003, we furnished information regarding the introduction of two new blood glucose monitoring products and the entering into of strategic relationships with Medtronic MiniMed and Eli Lilly and Company.

          (ii) Under Item 5 - Other Events and Regulation FD Disclosure, in a report dated January 23, 2003, we announced our results for the first quarter ended December 31, 2002.

          (iii) Under Item 5 - Other Events and Regulation FD Disclosure, in a report dated January 28, 2003, we announced the declaration of our quarterly dividend and Board of Director authorization of additional share repurchases.

          (iv) Under Item 5 - Other Events and Regulation FD Disclosure, in a report dated February 4, 2003, we announced certain amendments to our By-laws, effective February 11, 2003.

          (v) Under Item 9 - Regulation FD Disclosure, in a report dated February 5, 2003, we furnished information regarding the West Pharmaceutical Services, Inc. plant incident.

          (vi) Under Item 9 - Regulation FD Disclosure, in a report dated February 13, 2003, we furnished information regarding the submission to the Securities and Exchange Commission of the certifications of each of BD's Chief Executive Officer and Chief Financial Officer relating to BD's Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2002, pursuant to
               Section 906 of the Sarbanes-Oxley Act of 2002.

          (vii) Under Item 9 - Regulation FD Disclosure, in a report dated March 14, 2003, we furnished information regarding the appointment of Vincent A. Forlenza to the position of President, BD Biosciences.

          (viii) Under Item 5 - Other Events and Regulation FD Disclosure, in a report dated March 19, 2003, we announced certain developments in the matter of Rectractable Technologies, Inc. vs. Becton Dickinson and Company, et al.

          (ix) Under Item 5 - Other Events and Regulation FD Disclosure, in a report dated March 31, 2003, we announced certain developments in the matter of Benner v. Becton Dickinson et al.

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

                                          Becton, Dickinson and Company
                                          -----------------------------
                                                   (Registrant)

Date May 14, 2003


                                           /s/ John R. Considine
                            ----------------------------------------------------
                                                John R. Considine
                            Executive Vice President and Chief Financial Officer
                                          (Principal Financial Officer)


                                           /s/ William A. Tozzi
                            ----------------------------------------------------
                                               William A. Tozzi
                                         Vice President and Controller
                                          (Chief Accounting Officer)

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

Date:  May 14, 2003


/s/ Edward J. Ludwig
---------------------------
Edward J. Ludwig
Chairman, President and
Chief Executive Officer

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

Date:  May 14, 2003


/s/ John R. Considine
------------------------------
John R. Considine
Executive Vice President and
Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit Number   Description
--------------   -----------
    99.1         Certification of Edward J. Ludwig, Chief Executive Officer,
                 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

    99.2 Certification of John R. Considine, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

    99.3         Supplemental Revenue Information.

                          STATEMENT OF DIFFERENCES

The trademark symbol shall be expressed as..................           'TM'