Form 10-Q
period 2003-06-30
BECTON DICKINSON & CO
filed 2003-08-14
CIK 10795

                                    FORM 10-Q
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003
                               -------------

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ______________

Commission file number 001-4802
                       --------

                         Becton, Dickinson and Company
         ----------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          New Jersey                                     22-0760120
----------------------------------        --------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

              1 Becton Drive, Franklin Lakes, New Jersey 07417-1880
          --------------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (201) 847-6800
         ---------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                       N/A
         ---------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

     Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [X] No [_]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

    Class of Common Stock                 Shares Outstanding as of July 31, 2003
-----------------------------             --------------------------------------
Common stock, par value $1.00                          253,939,600

                          BECTON, DICKINSON AND COMPANY
                                    FORM 10-Q
                  For the quarterly period ended June 30, 2003

                                TABLE OF CONTENTS

                                                                              Page Number
                                                                              -----------
Part I.      FINANCIAL INFORMATION
-------      ---------------------

Item 1.      Financial Statements (Unaudited)
                Condensed Consolidated Balance Sheets .....................        3
                Condensed Consolidated Statements of Income ...............        4
                Condensed Consolidated Statements of Cash Flows ...........        5
                Notes to Condensed Consolidated Financial Statements ......        6
Item 2.      Management's Discussion and Analysis of Financial Condition
                and Results of Operations .................................       15
Item 3.      Quantitative and Qualitative Disclosures About Market Risk ...       22
Item 4.      Controls and Procedures ......................................       22

Part II.     OTHER INFORMATION
-------      -----------------

Item 1.      Legal Proceedings ............................................       23
Item 2.      Changes in Securities and Use of Proceeds ....................       24
Item 3.      Defaults Upon Senior Securities ..............................       24
Item 4.      Submission of Matters to a Vote of Security Holders ..........       24
Item 5.      Other Information ............................................       24
Item 6.      Exhibits and Reports on Form 8-K .............................       25


Signatures ................................................................       27

Exhibits ..................................................................       28

                          ITEM 1. FINANCIAL STATEMENTS
                          BECTON, DICKINSON AND COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                              Thousands of Dollars

                                                            June 30,     September 30,
                                                             2003            2002
                                                          -----------   -------------
                                                          (Unaudited)
Assets
------
   Current Assets:
      Cash and equivalents                                $   455,217    $   243,115
      Short-term investments                                       --          1,850
      Trade receivables, net                                  825,155        745,998
      Inventories:
         Materials                                            130,469        137,688
         Work in process                                      152,513        132,051
         Finished products                                    528,213        427,957
                                                          -----------    -----------
                                                              811,195        697,696
      Prepaid expenses, deferred taxes and other              264,989        240,048
                                                          -----------    -----------
         Total Current Assets                               2,356,556      1,928,707

   Property, plant and equipment                            3,845,886      3,621,361
      Less allowances for depreciation and amortization     2,030,539      1,855,631
                                                          -----------    -----------
                                                            1,815,347      1,765,730

   Goodwill, Net                                              533,514        492,327
   Core and Developed Technology, Net                         243,949        283,166
   Other Intangibles, Net                                     114,839        126,758
   Capitalized Software, Net                                  304,379        284,109
   Other                                                      189,605        159,663
                                                          -----------   ------------

         Total Assets                                     $ 5,558,189    $ 5,040,460
                                                          ===========    ===========

Liabilities and Shareholders' Equity
------------------------------------

   Current Liabilities:

      Short-term debt                                     $   163,628    $   434,642
      Payables and accrued expenses                           849,007        817,811
                                                          -----------    -----------
         Total Current Liabilities                          1,012,635      1,252,453

   Long-Term Debt                                           1,218,061        802,967

   Long-Term Employee Benefit Obligations                     316,599        391,607

   Deferred Income Taxes and Other                            112,812        105,459

   Commitments and Contingencies                                   --             --

   Shareholders' Equity:
      Preferred stock                                          35,140         37,945
      Common stock                                            332,662        332,662
      Capital in excess of par value                          252,754        185,122
      Retained earnings                                     3,821,582      3,514,465
      Unearned ESOP compensation                              (10,053)        (7,847)
      Deferred compensation                                     8,770          8,496
      Common shares in treasury - at cost                  (1,298,516)    (1,137,583)
      Accumulated other comprehensive loss                   (244,257)      (445,286)
                                                          -----------    -----------
         Total Shareholders' Equity                         2,898,082      2,487,974
                                                          -----------    -----------

         Total Liabilities and Shareholders' Equity       $ 5,558,189    $ 5,040,460
                                                          ===========    ===========

See notes to condensed consolidated financial statements

                          BECTON, DICKINSON AND COMPANY
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                   Thousands of Dollars, Except Per-share Data
                                   (Unaudited)

                                       Three Months Ended       Nine Months Ended
                                            June 30,                June 30,
                                     ---------------------   -----------------------
                                        2003         2002       2003         2002
                                     ----------   --------   ----------   ----------
Revenues                             $1,165,369   $998,460   $3,351,058   $2,956,377

Cost of products sold                   622,387    514,071    1,750,854    1,536,966
Selling and administrative              308,475    253,857      891,454      749,811
Research and development                 60,042     53,037      179,921      164,588
Special charges                              --     11,571           --       21,508
                                     ----------   --------   ----------   ----------
Total Operating Costs and Expenses      990,904    832,536    2,822,229    2,472,873
                                     ----------   --------   ----------   ----------

Operating Income                        174,465    165,924      528,829      483,504

Interest expense, net                    (9,658)    (8,678)     (26,944)     (27,088)
Other (expense) income, net              (2,036)     1,313       (3,799)         189
                                     ----------   --------   ----------   ----------

Income Before Income Taxes              162,771    158,559      498,086      456,605

Income tax provision                     32,753     38,834      112,390      108,019
                                     ----------   --------   ----------   ----------

Net Income                           $  130,018   $119,725   $  385,696   $  348,586
                                     ==========   ========   ==========   ==========

Earnings Per Share:
     Basic                           $      .51   $    .46   $     1.51   $     1.34
                                     ==========   ========   ==========   ==========
     Diluted                         $      .49   $    .44   $     1.46   $     1.29
                                     ==========   ========   ==========   ==========
Dividends Per Common Share           $      .10   $  .0975   $      .30   $    .2925
                                     ==========   ========   ==========   ==========

See notes to condensed consolidated financial statements

                          BECTON, DICKINSON AND COMPANY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              Thousands of Dollars
                                   (Unaudited)

                                                            Nine Months Ended
                                                                 June 30,
                                                          ---------------------
                                                            2003        2002
                                                          ---------   ---------
Operating Activities

   Net income                                             $ 385,696   $ 348,586
   Adjustments to net income to derive net cash
      provided by operating activities:
       Depreciation and amortization                        259,632     224,486
       Pension contribution                                (100,000)   (100,000)
       Impairment of intangible assets                       30,089          --
       Non-cash special charges                                  --       6,526
       Change in working capital                            (90,857)     34,388
       Other, net                                            24,406      18,415
                                                          ---------   ---------
       Net Cash Provided by Operating Activities            508,966     532,401
                                                          ---------   ---------

Investing Activities

   Capital expenditures                                    (168,181)   (163,041)
   Capitalized software                                     (47,286)    (61,638)
   Sales of investments, net                                  1,975       6,826
   Other, net                                               (30,728)    (24,090)
                                                          ---------   ---------
      Net Cash Used for Investing Activities               (244,220)   (241,943)
                                                          ---------   ---------

Financing Activities

   Change in short-term debt                               (270,145)     18,674
   Proceeds from long-term debt                             410,091       4,496
   Payments of long-term debt                                (1,230)     (3,842)
   Repurchase of common stock                              (205,636)   (173,750)
   Issuance of common stock from treasury                    81,481      33,980
   Dividends paid                                           (78,839)    (77,335)
                                                          ---------   ---------
      Net Cash Used for Financing Activities                (64,278)   (197,777)
                                                          ---------   ---------

Effect of exchange rate changes on cash and equivalents      11,634       1,171
                                                          ---------   ---------
      Net increase in cash and equivalents                  212,102      93,852

Opening Cash and Equivalents                                243,115      82,129
                                                          ---------   ---------
Closing Cash and Equivalents                              $ 455,217   $ 175,981
                                                          =========   =========

See notes to condensed consolidated financial statements

                          BECTON, DICKINSON AND COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
          Dollar and Share Amounts in Thousands, Except Per-share Data
                                  June 30, 2003

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

Note 3 - Comprehensive Income

Comprehensive income for the Company is comprised of the following:

                                      Three Months Ended     Nine Months Ended
                                           June 30,               June 30,
                                      -------------------   --------------------
                                        2003       2002        2003       2002
                                      --------   --------   ---------   --------
Net Income                            $130,018   $119,725   $385,696    $348,586
Other Comprehensive Income,
   Net of Tax
      Foreign currency translation
         adjustments                   119,524     73,429    201,099      38,167
      Unrealized gains (losses) on
         investments, net of
         amounts recognized              4,081     (1,991)     6,929       1,536
      Unrealized losses on
         cash flow hedges, net of
         amounts realized               (4,909)    (6,855)    (6,999)     (3,006)
                                      --------   --------   --------    --------
Comprehensive Income                  $248,714   $184,308   $586,725    $385,283
                                      ========   ========   ========    ========

The amount of unrealized gains or losses on investments and cash flow hedges in comprehensive income has been adjusted to reflect any realized gains and recognized losses included in net income during the three and nine months ended June 30, 2003 and 2002.

Note 4 - Earnings per Share

The following table sets forth the computations of basic and diluted earnings per share:

                                      Three Months Ended     Nine Months Ended
                                           June 30,               June 30,
                                      -------------------   -------------------
                                        2003       2002       2003       2002
                                      --------   --------   --------   --------
Net Income                            $130,018   $119,725   $385,696   $348,586
Preferred stock dividends                 (578)      (634)    (1,779)    (1,934)
                                      --------   --------   --------   --------
Income available to common
   shareholders (A)                    129,440    119,091    383,917    346,652
Preferred stock dividends -
   using "if converted" method             578        634      1,779      1,934
Additional ESOP contribution -
   Using "if converted" method            (116)      (145)      (375)      (455)
                                      --------   --------   --------   --------
Income available to common
   shareholders after assumed
   conversions (B)                    $129,902   $119,580   $385,321   $348,131
                                      ========   ========   ========   ========
Average common shares
   outstanding (C)                     255,038    258,067    255,008    258,568
Dilutive stock equivalents from
   stock plans                           6,239      6,754      5,176      6,976
Shares issuable upon conversion
   of preferred stock                    3,811      4,190      3,811      4,190
                                      --------   --------   --------   --------
Average common and common
   equivalent shares outstanding
   - assuming dilution (D)             265,088    269,011    263,995    269,734
                                      ========   ========   ========   ========
Basic earnings per share (A/C)        $    .51   $    .46   $   1.51   $   1.34
                                      ========   ========   ========   ========
Diluted earnings per share (B/D)      $    .49   $    .44   $   1.46   $   1.29
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

                             Three Months Ended       Nine Months Ended
                                  June 30,                 June 30,
                           ---------------------   -----------------------
                              2003        2002        2003         2002
                           ----------   --------   ----------   ----------
Revenues
   Medical                 $  648,428   $544,176   $1,821,884   $1,577,590
   Clinical Lab               338,183    298,030    1,026,637      910,436
   Biosciences                178,758    156,254      502,537      468,351
                           ----------   --------   ----------   ----------
      Total Revenues (A)   $1,165,369   $998,460   $3,351,058   $2,956,377
                           ==========   ========   ==========   ==========

                                     Three Months Ended     Nine Months Ended
                                         June 30,               June 30,
                                    -------------------   ---------------------
                                      2003       2002        2003       2002
                                    --------   --------   ---------   ---------
Segment Operating Income (B)
   Medical                          $150,218   $119,284   $ 402,827   $ 329,412
   Clinical Lab                       72,385     57,661     223,412     181,111
   Biosciences (C)                      (318)    23,377      46,896      81,267
                                    --------   --------   ---------   ---------
   Total Segment Operating Income    222,285    200,322     673,135     591,790
   Unallocated Items (D)             (59,514)   (41,763)   (175,049)   (135,185)
                                    --------   --------   ---------   ---------
      Income Before Income Taxes    $162,771   $158,559   $ 498,086   $ 456,605
                                    ========   ========   =========   =========

(A)  Intersegment revenues are not material.

(B) Prior year amounts include special charges of $11,571 for the quarter and $21,508 for the nine months, as discussed in Note 8. The allocation of special charges for the prior year's quarter is as follows: $12,663 for Medical, $(468) for Clinical Lab, $(447) for Biosciences, and $(177) for Unallocated. The allocation of special charges for the prior year's nine months is as follows: $22,600 for Medical, $(468) for Clinical Lab, $(447) for Biosciences, and $(177) for Unallocated.

(C) Current year amounts include $34,231 of charges for the quarter and nine months related to the write down of intangible assets and inventory.

(D) Includes primarily interest, net; corporate expenses; net gains and losses on sales of investments; certain legal costs; and foreign exchange.

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

As permitted by SFAS No. 123, as amended, the Company will continue to account for stock-based employee compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Under the intrinsic value method, compensation cost of stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the exercise price. Accordingly, no stock-based compensation cost has been reflected in the Company's net income for the three and nine months ended June 30, 2003 and 2002, as all options granted under the Company's stock option plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

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

                                 Three Months Ended June 30,   Nine Months Ended June 30,
                                 ---------------------------   --------------------------
                                      2003           2002          2003         2002
                                 -------------   ----------    -----------   ------------
Net income, as reported             $130,018       $119,725      $385,696      $348,586
Less stock-based compensation
   expense, net of tax                (8,863)        (8,290)      (26,501)      (26,282)
                                    --------       --------      --------      --------
Pro forma net income                $121,155       $111,435      $359,195      $322,304
                                    ========       ========      ========      ========
Reported earnings per share:
   Basic                            $    .51       $    .46      $   1.51      $   1.34
   Diluted                          $    .49       $    .44      $   1.46      $   1.29
                                    ========       ========      ========      ========
Pro forma earnings per share:
   Basic                            $    .47       $    .43      $   1.40      $   1.24
   Diluted                          $    .46       $    .41      $   1.37      $   1.19
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

Fiscal Year 2002

In fiscal year 2002, the Company recorded special charges of $9,937 and $15,760 during the second and third quarters, respectively, related to a manufacturing restructuring program in the Medical segment that was aimed at optimizing manufacturing efficiencies and improving the Company's competitiveness in the different markets in which it operates. Partly offsetting special charges in the third quarter of 2002 were $4,189 of reversals of fiscal 2000 special charges. The Medical manufacturing restructuring program involves the termination of 533 employees in China, France, Germany, Ireland, Mexico and the United States. As of June 30, 2003, 490 of the targeted employees had been severed. The Company expects the remaining terminations to be completed and the related accrued severance to be substantially paid by the end of fiscal 2003.

A summary of the 2002 special charge accrual activity during the first nine months of fiscal 2003 follows:

                                                  Severance   Restructuring
                                                  ---------   -------------
Accrual Balance at September 30, 2002              $ 13,400       $ 600
Payments                                            (10,200)       (400)
                                                   --------       -----
Accrual Balance at June 30, 2003                   $  3,200       $ 200
                                                   ========       =====

Fiscal Year 2000

The Company developed a worldwide organizational restructuring plan to align its existing infrastructure with its projected growth programs. This plan included the elimination of open positions and employee terminations from all businesses, functional areas and regions for the sole purpose of cost reduction. Of the 600 employees originally targeted for termination under this plan, 15 remained to be severed as of June 30, 2003. The remaining terminations and related accrued severance are expected to be substantially completed and paid by March 2004, which is approximately six months later than previously reported due to delays in the transition of the Company's operations at one facility to a new location.

A summary of the 2000 special charge accrual activity during the first nine months of fiscal 2003 follows:

                                                  Severance    Other
                                                  ---------   -------
Accrual Balance at September 30, 2002               $ 700     $ 2,400
Payments                                             (100)     (2,400)
                                                    -----     -------
Accrual Balance at June 30, 2003                    $ 600     $    --
                                                    =====     =======

Fiscal Year 1998

In an effort to improve manufacturing efficiencies at certain of its locations, the Company initiated a restructuring plan in 1998, which included the closing of a surgical blade plant in Hancock, New York. The move of a production line from Hancock to another location was delayed, as more fully described in the Company's 2002 Annual Report on Form 10-K. Production at the Hancock facility ceased in September 2002. Of the 200 planned terminations, 50 employees were terminated in September 1999 and 122 employees were terminated in September 2002. The remaining terminations were substantially completed as of June 30, 2003 and the remaining accruals are expected to be paid over the next three months.

A summary of the 1998 special charge accrual activity during the first nine months of fiscal 2003 follows:

                                        Severance   Restructuring   Other
                                        ---------   -------------   ------
Accrual Balance at September 30, 2002    $ 5,800        $400        $1,000
Payments                                  (5,600)         --          (300)
                                         -------        ----        ------
Accrual Balance at June 30, 2003         $   200        $400           700
                                         =======        ====        ======

Note 9 - Goodwill and Other Intangible Assets

The components of intangible assets are as follows:

                                             June 30, 2003          September 30, 2002
                                        -----------------------   -----------------------
                                         Gross                     Gross
                                        Carrying   Accumulated    Carrying    Accumulated
                                         Amount    Amortization    Amount    Amortization
                                        --------   ------------   --------   ------------
Amortized intangible assets:
   Core and Developed Technology        $347,465     $103,516     $370,044     $ 86,878
   Patents, Trademarks, & Other          309,641      209,939      308,202      199,065
                                        --------     --------     --------     --------
      Total                             $657,106     $313,455     $678,246     $285,943
                                        ========     ========     ========     ========

Unamortized intangible assets:

Goodwill                                $533,514                  $492,327
Trademarks                                15,137                    17,621
                                        --------                  --------
   Total                                $548,651                  $509,948
                                        ========                  ========

The estimated intangible amortization expense for the fiscal years ending September 30, 2003 to 2008 are as follows: 2003 - $38,500; 2004 - $34,700; 2005
- $33,100; 2006 - $30,300; 2007 - $30,000; 2008 - $29,200.

During the third quarter of fiscal 2003, the Company decided to discontinue the development of certain products and product applications associated with the BD IMAGN'TM' instrument platform in the Biosciences segment. As a result, the Company recorded an impairment loss of $26,717 in cost of products sold. This loss included the write-down of $25,230 of core and developed technology, $960 of indefinite-lived trademarks, and $527 of licenses. The impairment loss was calculated using estimated discounted future cash flows.

Note 10 - Adoption of New Accounting Standards

In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 significantly changes whether entities included in its scope are consolidated by their sponsors, transferors, or investors. The Interpretation introduces a new consolidation model, "the variable interests model," which determines control based on potential variability in gains and losses of the entity being evaluated for consolidation. Under FIN 46, variable interest entities are to be evaluated for consolidation based on their variable interests. Variable interests are contractual, ownership, or other interest in an entity that expose their holders to the risks and rewards of the variable interest entity. Variable interests include equity investments, leases, derivatives, guarantees, and other instruments whose values change with changes in the variable interest entity's assets. The provisions of the Interpretation are effective for the Company as of July 1, 2003 for variable interest entities acquired before February 1, 2003 and immediately for any variable interest entities acquired after January 31, 2003. The Company is in the process of evaluating the applicability and impact of FIN 46 to certain interests entered into prior to February 1, 2003 on the Company's consolidated financial statements.

On April 30, 2003, the FASB issued SFAS No. 149, "Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities." This Statement amends and clarifies the financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." Statement No. 149 includes decisions made as part of the Derivatives Implementation Group process that effectively required amendments to Statement No. 133. Statement No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The provisions of Statement No. 149 that relate to SFAS No. 133 Implementation Issues and that have been effective for fiscal quarters that began prior to June 15, 2003 will continue to be applied in accordance with their respective effective dates. The Company expects that this Statement will have no impact on its consolidated financial position or result of operations in 2003.

In May 2003, the FASB issued Emerging Issues Task Force Issue No. 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables, " ("EITF 00-21"). EITF 00-21 provides criteria for determining whether an arrangement with multiple deliverables consists of more than one unit of accounting. If an arrangement is deemed to have multiple units of accounting, then a portion of the revenue for the sales arrangement can be recognized upon delivery of one of the separate units of accounting, even though there are items that remain undelivered under the terms of the sales arrangement. While the guidance included in EITF 00-21 has no impact on sales transactions as they are currently structured, it may have an impact on future transactions.

Note 11 - Debt Issuance

On April 9, 2003, the Company issued $200,000 of 4.55% Notes due on April 15, 2013 and $200,000 of 4.9% Notes due on April 15, 2018. The effective yields of these note issues were 4.71% and 5.03%, respectively, including the results of hedging activity and other financing costs.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Third quarter revenues for Becton Dickinson and Company ("BD") were $1.165 billion, an increase of 17% from the same period a year ago. After excluding the favorable impact of foreign currency translation, revenues for the quarter increased approximately 11%. For the nine months, reported revenues of $3.351 billion represented a 13% increase from a year ago, or approximately nine percent at constant foreign exchange rates. International revenue growth of 24% and 18% for the three and nine months, respectively, was favorably affected by foreign currency translation, primarily the Euro. After excluding the favorable impact of foreign currency translation, international revenues grew approximately 11% and eight percent for the three and nine months, respectively. International revenues benefited from good performance in Europe, Canada, Japan, and Asia Pacific, offset in part by the effects of unfavorable performance and economic conditions in Latin America.

BD Medical Systems ("Medical") revenues of $648 million increased 19% for the quarter, or 13% at constant foreign exchange rates. Revenues for the medical surgical unit grew 14% to $370 million, and the pharmaceutical systems unit reported worldwide revenues of $127 million, an increase of 40%. Included in Medical revenues were U.S. safety-engineered product sales of $101 million compared to $88 million in the prior year's quarter. Medical revenue growth was partly offset by reduced sales of conventional devices in the U.S. due to the transition to safety-engineered devices. Revenue growth in the consumer health care area, which also reported double-digit revenue growth, benefited from a favorable comparison to the prior year's quarter. Reported sales of branded insulin syringes, which are recognized upon sell-through to the end customer, were negatively impacted by $8 million in the third quarter of 2002 due to incorrect reporting of U.S. inventory levels by a distributor.

BD Clinical Laboratory Solutions ("Clinical Lab") revenues of $338 million increased 13% for the quarter, or eight percent after excluding the favorable impact of foreign currency translation. Revenues in the preanalytical solutions unit grew 11% to $180 million. This growth was attributable in part to U.S. safety-engineered device sales, which were $66 million compared with $57 million in the prior year's quarter. Clinical Lab revenue growth attributable to the transition to safety-engineered devices was partly offset by reduced sales of conventional devices. Revenues from the diagnostic systems unit grew 17% to $158 million, reflecting strong worldwide sales of its molecular diagnostic platform, BD ProbeTec'TM'ET, which reported sales of $19 million compared with $10 million in the prior year's quarter. Diagnostic systems revenue growth also benefited from a favorable comparison to the prior year's quarter, as second quarter inventory stocking by U.S. distributors in advance of the installation of a new enterprise resource planning system had adversely impacted revenues in the third quarter of fiscal 2002.

BD Biosciences ("Biosciences") revenues of $179 million grew 14% for the quarter, or seven percent after excluding the favorable impact of foreign currency translation. Revenue growth was driven by strong sales of the new BD FACSAria'TM' cell sorter, which we began shipping at the end of March, and by sales of immunology/cell biology reagents. Worldwide molecular biology reagent revenues (Clontech) decreased 13% to $16 million. This decline was due to continued weaker demand for certain molecular biology reagents, largely caused by a slowdown in research spending and a shift in industry focus from gene discovery, an area where many of our products are used, to understanding gene function.

Refer to Note 6 in Notes to Condensed Consolidated Financial Statements for additional segment data.

Excluding the impact of the non-cash charges in the current year and special charges in the prior year as more fully described below, changes in segment operating income were primarily driven by fluctuations in revenue, as discussed above. Operating income for all segments was also favorably impacted by increased sales of products with higher overall gross profit margins compared to products sold in the same period in the prior year. Partially offsetting the growth in Medical segment operating income was higher incremental spending for the launch of the blood glucose monitoring product line.

During the third quarter, we recorded non-cash charges of $34 million in cost of products sold. The majority of these charges related to the third quarter decision to discontinue the development of certain products and product applications associated with the BD IMAGN'TM' instrument platform in the Biosciences segment. As a result, we recorded an impairment charge of $27 million for the related intangible assets and inventory. In addition, as the result of a review of under-performing portions of its molecular biology product line, the Biosciences segment also wrote down the value of related inventory and intellectual property by $7 million. See Note 9 in Notes to Condensed Consolidated Financial Statements ("Note 9") for further discussion of the write down of the intangible assets.

Gross profit margin was 46.6% for the quarter and 47.8% for the nine months, compared with 48.5% and 48.0%, respectively, for the prior year. The increase in gross profit margin excluding the aforementioned non-cash charges of $34 million primarily reflects increased sales of safety-engineered products, which have higher overall gross profit margins, compared to the prior year. Gross profit margin also benefited from a favorable comparison to the prior year, which included the impact of $3 million of other manufacturing costs, primarily accelerated depreciation, related to the restructuring program in the Medical segment, as more fully described in Note 8 of the Notes to Condensed Consolidated Financial Statements ("Note 8"), as well as unfavorable variances associated with an inventory reduction program in the Medical segment. The impact of this favorable comparison was offset in part by increased costs associated with the launch of our new blood glucose monitoring products and increased pension costs.

Selling and administrative expense increased to 26.5% of revenues for the quarter and 26.6% of revenues for the nine months, compared with the prior year's ratio of 25.4% for both the quarter and nine months. This increase was primarily the result of incremental spending on key initiatives, including our enterprise-wide program to upgrade our business information systems and processes and the launch of our blood glucose monitoring products. Investment in research and development was 5.2% of revenues for the quarter and 5.4% of revenues for the nine months, compared with 5.3% and 5.6% of revenues, respectively, for the prior year.

Operating margin was 15.0% for the quarter and 15.8% for the nine months, compared with 16.6% and 16.4%, respectively, in the prior year. Operating income of $174 million for the current quarter included $34 million of non-cash charges, as discussed earlier. Operating income of $166 million for the prior year's quarter included $12 million of special charges, as discussed in Note 8.

Net interest expense for the quarter increased $1 million, due to higher long-term debt levels. Other expense, net of $2 million for the quarter and $4 million for the nine months consist primarily of asset write-downs, which were partly offset by foreign exchange gains.

The income tax rate was 20% for the quarter, which includes the effect of the aforementioned non-cash charges. The prior year's reported tax rate was 25% for the quarter, or 24% excluding the impact of special charges. We expect the reported tax rate for the fiscal year to be approximately 23%, which includes the impact from the aforementioned non-cash charges.

Net income and diluted earnings per share for the current quarter were $130 million and 49 cents, respectively, compared with $120 million and 44 cents in the prior year. Non-cash charges in the current quarter, as discussed earlier, reduced net income by $20 million and diluted earnings per share by 8 cents. Excluding the 4-cent impact of special charges discussed in Note 8, diluted earnings per share for the prior year's quarter would have been 48 cents. Reported net income and diluted earnings per share for the current nine months were $386 million and $1.46, respectively.

Prior Year Special Charges

In fiscal 2002, we recorded special charges of $10 million and $16 million during the second and third quarters, respectively, relating to a manufacturing restructuring program in the Medical segment, as discussed in Note 8 and in the 2002 Annual Report on Form 10-K. Offsetting special charges in the third quarter of 2002 were $4 million of reversals of fiscal 2000 special charges. In the second half of fiscal 2002, we also recorded $7 million of other manufacturing costs, primarily accelerated depreciation, related to this restructuring program that were included in cost of products sold. For fiscal 2003, we expect any cost savings from this program to be fully offset by the remaining manufacturing restructuring costs. Beginning in fiscal 2004, we expect to achieve savings of approximately $15 million related to this restructuring program.

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

Liquidity and Capital Resources

During the first nine months of fiscal 2003, cash provided by operating activities was $509 million compared to $532 million during the first nine months of last year. Cash provided by operations was reduced by $100 million in the first nine months of both fiscal 2003 and 2002, reflecting the impact of cash contributions to the U.S. pension plan. The decrease in cash provided by changes in working capital reflects higher inventory levels in 2003, primarily due to the build-up of blood glucose monitoring products in anticipation of future sales.

Capital expenditures during the first nine months were $168 million, compared with last year's amount of $163 million. We expect capital spending for fiscal 2003 to be about $275 million. Cash used for financing activities in the first nine months of the year included the repurchase of 5.9 million shares of our common stock for $206 million. As of June 30, 2003, authorization to repurchase an additional 7.4 million common shares remained under a January 2003 resolution of the Board of Directors.

As of June 30, 2003, total debt of $1.4 billion represented 31.6% of total capital (shareholders' equity, net non-current deferred income tax liabilities, and debt), down from 32.5% at September 30, 2002. In the beginning of April 2003, we issued $200 million of 4.55% Notes due on April 15, 2013 and $200 million of 4.9% Notes due on April 15, 2018. The effective yields of these Notes were 4.71% and 5.03%, respectively, including the results of hedging activity and other financing costs. In the beginning of April 2003, we entered into an interest rate swap agreement, with an effective date of April 9, 2003, on $200 million of 4.9% Notes due April 15, 2018. Under this agreement, we will pay interest at a variable rate in exchange for fixed rate payments, effectively transforming these Notes to floating rate obligations. This swap is designated as a fair value hedge with no ineffectiveness, as defined by SFAS No. 133. Changes in the fair value of the interest rate swap offset changes in the fair value of the fixed rate debt due to changes in market interest rates.

We use commercial paper to meet our short-term financing needs, including working capital requirements. As discussed in our 2002 Annual Report on Form 10-K, we currently have in place two syndicated credit facilities totaling $900 million, consisting of a $450 million line of credit expiring in August 2003 and a $450 million line of credit expiring in August 2006. These facilities are available to provide backup support for our commercial paper program and for other general corporate purposes. Each contains a single financial covenant relating to our interest coverage ratio. We will be renewing and extending the $450 million line due to expire in August 2003 for an additional 364-day period. Given the availability of these facilities and our strong credit ratings, we continue to have a high degree of confidence in our ability to refinance maturing short-term and long-term debt, as well as to incur substantial additional debt, if required.

At the beginning of April 2003, we entered into an interest rate swap on which we will pay a fixed rate of 5.8% and receive a floating interest rate for the 13-year period beginning April 2005, on a notional amount of $200 million. This transaction is designated as a cash flow hedge of expected interest obligations on the renewal of $200 million of commercial paper obligations over the term of the swap. Changes in the fair value of the swap are recorded in Other comprehensive income.

Use of Non-GAAP Financial Measures

When discussing the Company's financial performance, the Company at times will present certain non-GAAP (generally accepted accounting principles) financial measures, as follows:

o The Company presents its revenue growth rates at constant foreign exchange rates. Management believes that presenting growth rates at constant foreign exchange rates allows investors to view the actual operating results of the Company and of its segments without the impact of fluctuations in foreign currency exchange rates, thereby facilitating comparisons to prior periods.

o The Company presents its earnings per share and other financial measures after excluding the impact of significant charges, and the impact of unusual or non-recurring items. Management believes that excluding such impact from earnings per share and other financial measures allows investors to more easily compare the Company's financial performance to prior periods and to understand the operating results of the Company without the effects of these significant charges and unusual or non-recurring items.

The Company's management considers these non-GAAP financial measures internally in evaluating the Company's performance. Investors should consider these non-GAAP measures in addition to, not as a substitute for or as superior to, measures of financial performance prepared in accordance with GAAP.

This Report on Form 10-Q contains certain non-GAAP financial measures. A reconciliation of these measures to the comparable GAAP measures is included in
Exhibit 99 of this Report on Form 10-Q.

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

o Our ability to obtain the anticipated benefits of any restructuring programs that we may undertake.

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

Item 4. Controls and Procedures

An evaluation was carried out by BD's management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of BD's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of June 30, 2003. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were, as of the end of the period covered by this report, effective and designed to ensure that material information relating to BD and its consolidated subsidiaries would be made known to them by others within these entities. There were no changes in our internal control over financial reporting during the quarter ended June 30, 2003 identified in connection with the above-referenced evaluation that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.

          We are involved, both as a plaintiff and a defendant, in various legal proceedings which arise in the ordinary course of business, including product liability and environmental matters.

          A more complete description of legal proceedings has been set forth in our 2002 Annual Report on Form 10-K (the "10-K"). For the quarter ended June 30, 2003, the following changes have occurred.

          Litigation - Other than Environmental

          Latex Cases

          We have received a total of 523 claims to date, relating to alleged reactions caused by exposure to latex resulting from the use, over time, of latex gloves. The facts and circumstances of new claims filed since the 10-K are similar to those previously filed and we are of the same opinion as stated in the 10-K. Since the inception of this litigation, 306 of these cases have been closed with no liability to BD (247 of which have been closed with prejudice) and 24 cases have been settled for an aggregate de minimis amount. We are vigorously defending the remaining lawsuits.

          RTI Litigation

          In the action entitled Retractable Technologies, Inc. vs. Becton Dickinson and Company, et al. (Civil Action No. 501 CV 036, United States District Court, Eastern District of Texas), the trial date has been set for February 3, 2004. We continue to vigorously defend this matter.

          Class Action Cases

          In New York, in the action entitled Benner vs. Becton Dickinson et al. (Case No. 99Civ4798(WHP)), the Court, on July 29, 2003, entered into the record a stipulation dismissing the case without prejudice.

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

Item 6. Exhibits and Reports on Form 8-K.

          a)   Exhibits

               Exhibit 31   Certification of Chief Executive
                            Officer and Chief Financial Officer,
                            pursuant to SEC Rule 13(a) - 14(a).

               Exhibit 32 Certification of Chief Executive Officer and Chief Financial Officer, pursuant to Section 1350 of Chapter 63 of Title 18 of the U.S. Code.

               Exhibit 99   Supplemental Revenue Information.

          b)   Reports on Form 8-K

               During the three-month period ended June 30, 2003, we filed seven Current Reports on Form 8-K:

               (i) Under Item 5 - Other Events and Regulation FD Disclosure, in a report dated April 22, 2003, we announced the election of Edward F. DeGraan to our Board of Directors.

               (ii) Under Item 9 - Regulation FD Disclosure, in a report dated
                    April 25, 2003, we furnished information regarding our financial results for the second quarter ended March 31, 2003.

               (iii) Under Item 9 - Regulation FD Disclosure, in a report dated
                    April 30, 2003 (as amended on May 1, 2003), we furnished information regarding a stock option exercise and charitable contribution by Edward J. Ludwig, Chairman, President and Chief Executive Officer.

               (iv) Under Item 9 - Regulation FD Disclosure, in a report dated
                    May 2, 2003, we furnished information regarding stock option exercises by three executive officers.

               (v) Under Item 5 - Other Events and Regulation FD Disclosure, in a report dated May 20, 2003, we announced the declaration of our quarterly dividend.

               (vi) Under Item 9 - Regulation FD Disclosure, in a report dated
                    June 13, 2003, we furnished information regarding a stock option exercise by an executive officer.

               (vii) Under Item 5 - Other Events and Regulation FD Disclosure,
                    in a report dated June 16, 2003, we announced developments in a class action lawsuit in Ohio.

                    We also filed a Current Report on Form 8-K dated July 23, 2003 in which we furnished information regarding a voluntary product recall in Canada.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         Becton, Dickinson and Company
                                                 (Registrant)

Date August 13, 2003


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


                                          /s/ William A. Tozzi
                            ----------------------------------------------------
                                             William A. Tozzi
                                       Vice President and Controller
                                         (Chief Accounting Officer)

                                  EXHIBIT INDEX

Exhibit Number   Description
--------------   -----------
     31          Certifications of Chief Executive Officer and Chief Financial
                 Officer, pursuant to SEC Rule 13(a)-14(a).

     32          Certifications of Chief Executive Officer and Chief Financial
                 Officer, pursuant to Section 1350 of Chapter 63 of Title 18 of the U.S. Code.

     99          Supplemental Revenue Information.

                           STATEMENT OF DIFFERENCES

The trademark symbol shall be expressed as.................................'TM'