Form 10-K
period 2003-09-30
BECTON DICKINSON & CO
filed 2003-12-23
CIK 10795

   AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON DECEMBER 23, 2003
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              -------------------

                                   FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2003       COMMISSION FILE NUMBER 1-4802

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

    As of June 30, 2003, 254,642,080 shares of the registrant's common stock were outstanding and the aggregate market value of such common stock held by nonaffiliates of the registrant was approximately $9,874,823,808.

                      DOCUMENTS INCORPORATED BY REFERENCE

    (1) Portions of the registrant's Annual Report to Shareholders for the fiscal year ended September 30, 2003 are incorporated by reference into Parts I and II hereof.

    (2) Portions of the registrant's Proxy Statement for the Annual Meeting of Shareholders to be held February 11, 2004 are incorporated by reference into
Part III hereof.

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

BUSINESS SEGMENTS

    BD's operations consist of three worldwide business segments: BD Medical ('Medical') (formerly BD Medical Systems), BD Diagnostics ('Diagnostics') (formerly BD Clinical Laboratory Solutions) and BD Biosciences ('Biosciences'). Information with respect to BD's business segments appears on pages 54-55 of BD's Annual Report to Shareholders for the fiscal year ended September 30, 2003 (the '2003 Annual Report'), and is incorporated herein by reference as part of
Exhibit 13.

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

BD Diagnostics

    The major products in this segment are clinical and industrial microbiology products, sample collection products, specimen management systems, molecular diagnostic instruments and other diagnostic systems, including immunodiagnostic test kits. This segment also includes consulting services.

BD Biosciences

    This segment provides integrated systems, products and services for a variety of applications in life sciences. The major products are flow cytometry systems for cell analysis, monoclonal antibodies for biomedical research, molecular biology products for the study of genes and their functions, cell growth and screening products, and labware products.

INTERNATIONAL OPERATIONS

    BD's products are manufactured and sold worldwide. The principal markets for BD's products outside the United States are Europe, Japan, Asia Pacific, Canada and Latin America. The principal products sold by BD outside of the United States are hypodermic needles and syringes, insulin syringes and pen needles, diagnostic systems, VACUTAINER'r' brand blood collection products, HYPAK'r' brand prefillable syringe systems, and infusion therapy products. BD has manufacturing operations outside the United States in Brazil, China, France, Germany, India, Ireland, Japan, Korea, Mexico, Pakistan, Singapore, Spain, Sweden and the United Kingdom. Geographic information with respect to BD's operations appears on page 55 of the 2003 Annual Report, and is incorporated herein by reference as part of Exhibit 13.

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

REVENUES AND DISTRIBUTION

    BD's products and services are marketed in the United States and internationally through sales representatives and independent distribution channels, and directly to end-users. Sales to a distributor, which supplies BD products from the Medical and Diagnostics segments to many end-users, accounted for approximately 11% of total BD revenues in fiscal 2003. Order backlog is not material to BD's business inasmuch as orders for BD products generally are received and filled on a current basis, except for items temporarily out of stock.

    Revenue on the sale of certain instruments in the Biosciences segment is recognized upon completion of installation of the instrument at the customer's site. In other instances in the Biosciences segment, where the sales agreement provides for multiple deliverables, revenue is recognized at the completion of each deliverable. Revenue related to branded insulin syringe products sold to distributors under incentive programs in the U.S. consumer trade channel is recognized upon the sell-through of such products from the distributor to the end customer. Substantially all other revenue is recognized when products are shipped to customers.

RESEARCH AND DEVELOPMENT

    BD conducts its research and development activities at its operating units, at Becton Dickinson Technologies in Research Triangle Park, North Carolina, and in collaboration with selected universities, medical centers and other entities. BD also retains individual consultants to support its efforts in specialized fields. BD spent approximately $235 million, $220 million and $212 million on research and development during the fiscal years ended September 30, 2003, 2002 and 2001, respectively.

COMPETITION

    A number of companies, some of which are more specialized than BD with respect to particular markets, compete in the medical technology field. In each such case, competition involves only a part of BD's product lines. Competition in BD's markets is based on a combination of factors, including price, quality, service, reputation, distribution and promotion. Ongoing investments in research, quality management, quality improvement, product innovation and productivity improvement are required to maintain an advantage in the competitive environments in which BD operates.

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

EMPLOYEES

    As of September 30, 2003, BD had 24,783 employees, of whom 11,634 were employed in the United States (including Puerto Rico). BD believes that its employee relations are satisfactory.

AVAILABLE INFORMATION

    BD maintains a website at www.bd.com. BD makes available on its website, without charge, its Annual Reports on Form 10-K, its Quarterly Reports on Form 10-Q, and its Current Reports on Form 8-K (and amendments to those reports) as soon as reasonably practicable after those reports are electronically filed with or furnished to the Securities and Exchange Commission. These filings may be found at www.bd.com/investors. Printed copies of the foregoing documents may also be obtained, without charge, by contacting BD's Investor Relations Department at 1-800-284-6845.

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

     Competitive product and pricing pressures and our ability to gain or maintain market share in the global market as a result of actions by competitors, including technological advances achieved and patents attained by competitors, particularly as patents on our products expire. While we believe our opportunities for sustained, profitable growth are considerable, actions of our competitors could impact our earnings, share of sales and volume growth.

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

     The effects, if any, of the Severe Acute Respiratory Syndrome ('SARS') epidemic.

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

     Issuance of new or revised accounting standards by the American Institute of Certified Public Accountants, the Financial Accounting Standards Board, the Securities and Exchange Commission or the Public Company Accounting Oversight Board.

    The foregoing list sets forth many, but not all, of the factors that could impact our ability to achieve results described in any forward-looking statements. Investors should understand that it is not possible to predict or identify all such factors and should not consider this list to be a complete statement of all potential risks and uncertainties.

ITEM 2. PROPERTIES.

    BD's executive offices are located in Franklin Lakes, New Jersey. BD owns and leases approximately 13,700,000 square feet of manufacturing, warehousing, administrative and research facilities throughout the world. The U.S. facilities, including Puerto Rico, comprise approximately 5,860,000 square feet of owned and 2,270,000 square feet of leased space. The international facilities comprise approximately 3,640,000 square feet of owned and 1,930,000 square feet of leased space. Sales offices and distribution centers included in the total square footage are also located throughout the world.

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

    The international facilities are grouped as follows:

         -- Canada includes approximately 120,000 square feet of leased space.

         -- Europe and Eastern Europe, Middle East and Africa include facilities in Austria, Belgium, Denmark, Egypt, England, Finland, France, Germany, Greece, Hungary, Ireland, Italy, the Netherlands, Poland, Russia, South Africa, Spain, Sweden, Switzerland, Turkey and the United Arab Emirates, and are comprised of approximately 1,750,000 square feet of owned and 870,000 square feet of leased space.

         -- Latin America includes facilities in Argentina, Bolivia, Brazil, Chile, Colombia, Guatemala, Mexico, Panama, Paraguay, Peru, Uruguay and Venezuela, and is comprised of approximately 780,000 square feet of owned and 620,000 square feet of leased space.

         -- Asia Pacific includes facilities in Australia, China, Hong Kong, India, Indonesia, Japan, Malaysia, New Zealand, Pakistan, the Philippines, Singapore, South Korea, Taiwan, Thailand and Vietnam, and is comprised of approximately 1,110,000 square feet of owned and 320,000 square feet of leased space.

    The table below summarizes property information by business segment:

          CATEGORY            CORPORATE   BIOSCIENCES    MEDICAL    DIAGNOSTICS   MIXED(A)      TOTAL
          --------            ---------   -----------    -------    -----------   --------      -----
Leased
    Sites...................          2           18          108            4           27          159
    Square feet.............     10,000      427,000    1,892,000      158,000    1,712,000    4,199,000
    Manufacturing square
      footage...............          0       73,000      311,000       25,000            0      409,000
    Manufacturing sites.....          0            2            6            2            0           10
Owned
    Sites...................          2            4           26           11            6           49
    Square feet.............    431,000      613,000    5,076,000    2,142,000    1,237,000    9,499,000
    Manufacturing square
      footage...............          0      265,000    3,094,000    1,261,000      252,000    4,872,000
    Manufacturing sites.....          0            4           25           11            2           42
Total
    Sites...................          4           22          134           15           33          208
    Square feet.............    441,000    1,040,000    6,968,000    2,300,000    2,949,000   13,698,000
    Manufacturing square
      footage...............          0      338,000    3,405,000    1,286,000      252,000    5,281,000
    Manufacturing sites.....          0            6           31           13            2           52

---------

 (A) Facilities used by all business segments.

ITEM 3. LEGAL PROCEEDINGS.

Litigation -- Other than Environmental

    In 1986, we acquired a business that manufactured, among other things, latex surgical gloves. In 1995, we divested this glove business. We, along with a number of other manufacturers, have been named as a defendant in approximately 524 product liability lawsuits related to natural rubber latex that have been filed in various state and Federal courts. Cases pending in Federal Court are being coordinated under the matter In re Latex Gloves Products Liability Litigation (MDL Docket No. 1148) in Philadelphia, and analogous procedures have been implemented in the state courts of California, Pennsylvania, New Jersey and New York. Generally, these actions allege that medical personnel have suffered allergic reactions ranging from skin irritation to anaphylaxis as a result of exposure to medical gloves containing natural rubber latex. Since the inception of this litigation, 377 of these cases have been closed with no liability to BD (313 of which were closed with prejudice), and 28 cases have been settled for an aggregate de minimis amount. We are vigorously defending these remaining lawsuits.

    We, along with another manufacturer and several medical product distributors, are named as a defendant in four product liability lawsuits relating to healthcare workers who allegedly sustained accidental needlesticks, but have not become infected with any disease. Generally, the remaining actions allege that healthcare workers have sustained needlesticks using hollow-bore needle devices manufactured by BD and, as a result, require medical testing, counseling and/or treatment. Several actions additionally allege that the healthcare workers have sustained mental anguish. Plaintiffs seek money damages in all of these actions. We had previously been named as a defendant in seven similar suits relating to healthcare workers who allegedly sustained accidental needlesticks, each of which has either been dismissed with prejudice or voluntarily withdrawn. Regarding the four pending suits:

     In Ohio, Grant vs. Becton Dickinson et al. (Case No. 98CVB075616, Franklin County Court), which was filed on July 22, 1998, the Court of Appeals, by order dated June 3, 2003, reversed the trial court's granting of class certification and remanded the case for a determination of whether the class can be redefined, or the action should be dismissed.

     In Illinois, McCaster vs. Becton Dickinson et al. (Case No. 98L09478, Cook County Circuit Court), which was filed on August 13, 1998, the court issued an order on November 22, 2002 denying plaintiff's renewed motion for class certification. The plaintiff has voluntarily dismissed the action without prejudice and with leave to refile within one year.

     In Oklahoma and South Carolina, cases have been filed on behalf of an unspecified number of healthcare workers seeking class action certification under the laws of these states -- in state court in Oklahoma, under the caption Palmer vs. Becton Dickinson et al. (Case No. CJ-98-685, Sequoyah County District

     Court), filed on October 27, 1998, and in state court in South Carolina, under the caption Bales vs. Becton Dickinson et al. (Case No. 98-CP-40-4343, Richland County Court of Common Pleas), filed on November 25, 1998.

    We continue to oppose class action certification in these cases and will continue vigorously to defend these lawsuits, including pursuing all appropriate rights of appeal.

    BD has insurance policies in place, and believes that a substantial portion of the potential liability, if any, in the latex and class action matters would be covered by insurance. In order to protect our rights to additional coverage, we filed an action for declaratory judgment under the caption Becton Dickinson and Company vs. Adriatic Insurance Company et al. (Docket No. MID-L-3649-99MT, Middlesex County Superior Court) in New Jersey state court. We have withdrawn this action, with the right to refile, so that settlement discussions with the insurance companies may proceed. We have established reserves to cover reasonably anticipated legal defense costs in all product liability lawsuits, including the needlestick class action and latex matters. With regard to the latex matters, we recorded special charges in 2000 and 1998 of $20 million and $12 million, respectively. Based on a review of available information at that time, these charges were recorded to reflect the minimum amount within the then most probable range of current estimates of litigation defense costs. We do not anticipate incurring significant one-time charges, similar to 2000 and 1998, relating to the latex matters in future years.

    On November 6, 2003, a class action complaint was filed against the Company in the Supreme Court of British Columbia under the caption Danielle Cardozo, by her litigation guardian Darlene Cardozo v. Becton, Dickinson and Company (Civil Action No. S83059) alleging personal injury to all persons in British Columbia that received test results generated by the BD ProbeTec ET instrument. Plaintiffs seek money damages in an as yet undisclosed amount. We are assessing this action, and intend to vigorously defend this matter.

    On January 17, 2003, Retractable Technologies, Inc. ('plaintiff') filed a third amended complaint against BD, another manufacturer, and two group purchasing organizations ('GPOs') under the caption Retractable Technologies, Inc. vs. Becton Dickinson and Company, et al. (Civil Action No. 501 CV 036, United States District Court, Eastern District of Texas). Plaintiff alleges that BD and other defendants conspired to exclude it from the market and to maintain BD's market share by entering into long-term contracts in violation of state and Federal antitrust laws. Plaintiff also has asserted claims for business disparagement, common law conspiracy, and tortious interference with business relationships. Plaintiff seeks money damages in an as yet undisclosed amount. On October 6, 2003, BD filed a motion for summary judgment. Argument of that motion was heard on December 11, 2003, and a trial date has been set for February 3, 2004. We continue to vigorously defend this matter.

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

Environmental Matters

    We are also a party to a number of Federal proceedings in the United States brought under the Comprehensive Environment Response, Compensation and Liability Act, also known as 'Superfund,' and similar state laws. For all sites, there are other potentially responsible parties that may be jointly or severally liable to pay all cleanup costs. We accrue costs for estimated environmental liabilities based upon our best estimate within the range of probable losses, without considering possible third-party recoveries. While we believe that, upon resolution of such matters, the claims against BD should not have a material adverse effect on BD, we could incur charges in excess of presently established reserves and, to the extent available, excess liability insurance. Accordingly, in the opinion of management, any such future charges, individually or in the aggregate, could have a material adverse effect on BD's consolidated results of operations and consolidated net cash flows in the period or periods in which they are recorded or paid.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT (AS OF DECEMBER 1, 2003)

    The following is a list of the executive officers of BD, their ages and all positions and offices held by each of them during the past five years. There is no family relationship between any of the named persons.

NAME                             AGE                            POSITION
----                             ---                            --------
Edward J. Ludwig...............  52    Director since 1999; Chairman, President and Chief
                                       Executive Officer since February 2002; President and Chief
                                       Executive Officer from January 2000 to February 2002;
                                       President from May 1999 to January 2000; Executive Vice
                                       President from July 1998 to May 1999; and prior thereto,
                                       Senior Vice President -- Finance and Chief Financial
                                       Officer.

Gary M. Cohen..................  44    President -- BD Medical since May 1999; Executive Vice
                                       President from July 1998 to May 1999; and
                                       President -- Becton Dickinson Europe and Worldwide Sample
                                       Collection from October 1997 to June 1998.

John R. Considine..............  53    Executive Vice President and Chief Financial Officer since
                                       June 2000; Senior Vice President, Finance of Wyeth
                                       (formerly American Home Products Corporation) from
                                       February to June 2000; and prior thereto, Vice President,
                                       Finance of Wyeth.

Jean-Marc Dageville............  44    Vice President -- Human Resources since March 2001; prior
                                       thereto, Vice President -- Human Resources, BD Medical
                                       Systems; Vice President -- Human Resources, Europe from
                                       1998 to 2000; and prior thereto HR Director, Europe for
                                       certain portions of the Medical and Diagnostics segments.

Vincent A. Forlenza............  50    President -- BD Biosciences since March 2003; Senior Vice
                                       President -- Technology, Strategy and Development from
                                       February 1999 to March 2003; and prior thereto,
                                       President -- Worldwide Microbiology Systems.

William A. Kozy................  51    President -- BD Diagnostics since November 2003,
                                       President -- BD Clinical Laboratory Solutions and Company
                                       Operations from May 2002 to November 2003; Senior Vice
                                       President -- Company Operations from November 2000 to May
                                       2002; and Senior Vice President -- Manufacturing from
                                       October 1998 to November 2000.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

    BD's common stock is listed on the New York Stock Exchange. As of November 30, 2003 there were approximately 9,801 shareholders of record. The balance of the information required by this item appears under the caption 'Common Stock Prices and Dividends' on page 56 of BD's 2003 Annual Report and is incorporated herein by reference as part of Exhibit 13.

ITEM 6. SELECTED FINANCIAL DATA.

    The information required by this item is included under the caption 'Ten-Year Summary of Selected Financial Data' on pages 22-23 of BD's 2003 Annual Report and is incorporated herein by reference as part of Exhibit 13.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    The information required by this item is included in the text contained under the caption 'Financial Review' on pages 24-32 of BD's 2003 Annual Report and is incorporated herein by reference as part of Exhibit 13.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

    The information required by this item is included in the text contained on pages 25-26 of the 'Financial Review' section of BD's 2003 Annual Report, and in notes 1 and 10 to the consolidated financial statements contained in BD's 2003 Annual Report, and each is incorporated herein by reference as part of
Exhibit 13.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

    The information required by this item is included on page 14 herein and on pages 33-55 of BD's 2003 Annual Report and is incorporated herein by reference as part of Exhibit 13.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES.

    An evaluation was carried out by BD's management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of BD's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of September 30, 2003. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were, as of the end of the period covered by this report, effective and designed to ensure that material information relating to BD and its consolidated subsidiaries would be made known to them by others within these entities. There were no changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2003 identified in connection with the above-referenced evaluation that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

    The information relating to directors required by this item will be contained under the captions 'Board of Directors', 'Election of Directors', 'Nominees for Director' and 'Continuing Directors' in a definitive Proxy Statement involving the election of directors which the registrant will file with the Securities and Exchange

Commission not later than 120 days after September 30, 2003 (the 'Proxy Statement'), and such information is incorporated herein by reference.

    The information relating to executive officers required by this item is included herein in Part I under the caption 'Executive Officers of the Registrant'.

    Certain other information required by this item will be contained under the captions 'Section 16(a) Beneficial Ownership Reporting Compliance' and 'Corporate Governance -- Business Conduct and Compliance Guide' in BD's Proxy Statement, and such information is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

    The information required by this item will be contained under the captions 'Board of Directors' and 'Executive Compensation' and 'Compensation of Named Executives' in BD's Proxy Statement, and such information is incorporated herein by reference.

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

    The information required by this item will be contained under the captions 'Equity Compensation Plan Information' and 'Share Ownership of Management and Certain Beneficial Owners' in BD's Proxy Statement, and such information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    Not applicable.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

    The information required by this item will be contained under the caption 'Proposal 2. Selection of Independent Auditor' in BD's Proxy Statement, and such information is incorporated herein by reference.

                                    PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)(1) Financial Statements

    The following consolidated financial statements of BD included in BD's 2003 Annual Report at the pages indicated in parentheses, are incorporated by reference in Item 8 hereof:

     Report of Independent Auditors (page 33)

     Consolidated Statements of Income -- Years ended September 30, 2003, 2002 and 2001 (page 34)

     Consolidated Statements of Comprehensive Income -- Years ended September 30, 2003, 2002 and 2001 (page 35)

     Consolidated Balance Sheets -- September 30, 2003 and 2002 (page 36)

     Consolidated Statements of Cash Flows -- Years ended September 30, 2003, 2002 and 2001 (page 37)

     Notes to Consolidated Financial Statements (pages 38-55)

(a)(2) Financial Statement Schedules

    The following consolidated financial statement schedule of BD is included herein at the page indicated in parentheses:

        Schedule II -- Valuation and Qualifying Accounts (page 14)

    All other schedules for which provision is made in the applicable accounting regulations of the Securities Exchange Act of 1934 are not required under the related instructions or are inapplicable, and therefore have been omitted.

(a)(3) Exhibits

    See Exhibit Index on pages 15-18 hereof for a list of all management contracts, compensatory plans and arrangements required by this item (Exhibit Nos. 10(a)(i) through 10(p)), and all other Exhibits filed or incorporated by reference as a part of this report.

(b) Reports on Form 8-K

    During the three-month period ended September 30, 2003, BD filed the following Current Reports on Form 8-K:

    (1) On July 22, 2003, BD announced the declaration of a quarterly dividend.

    (2) On July 31, 2003, BD filed its By-laws, as amended effective August 5, 2003.

    During the three-month period ended September 30, 2003, BD also furnished information in connection with the following Current Reports on Form 8-K:

    (1) On July 23, 2003, BD announced a voluntary product recall.

    (2) On July 24, 2003, BD announced its results for the third fiscal quarter ended June 30, 2003.

    (3) On August 25, 2003, BD provided information regarding a voluntary product recall.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          BECTON, DICKINSON AND COMPANY

                                          By:        /s/ DEAN J. PARANICAS
                                              ..................................
                                                      DEAN J. PARANICAS
                                             VICE PRESIDENT, CORPORATE SECRETARY
                                                      AND PUBLIC POLICY

Dated: December 23, 2003

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on the 23rd day of December, 2003 by the following persons on behalf of the registrant and in the capacities indicated.

                   NAME                                    CAPACITY
                   ----                                    --------
           /s/ EDWARD J. LUDWIG                    Chairman, President and
............................................        Chief Executive Officer
            (EDWARD J. LUDWIG)                  (Principal Executive Officer)


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

           /s/ WILLIAM A. TOZZI                 Vice President and Controller
 .........................................      (Principal Accounting Officer)
            (WILLIAM A. TOZZI)

         /s/ HARRY N. BEATY, M.D.                          Director
 .........................................
          (HARRY N. BEATY, M.D.)

         /s/ HENRY P. BECTON, JR.                          Director
 .........................................
          (HENRY P. BECTON, JR.)

          /s/ EDWARD F. DEGRAAN                            Director
 .........................................
           (EDWARD F. DEGRAAN)

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

             /s/ JAMES F. ORR                              Director
 .........................................
              (JAMES F. ORR)

       /s/ WILLARD J. OVERLOCK, JR.                        Director
 .........................................
        (WILLARD J. OVERLOCK, JR.)

          /s/ JAMES E. PERRELLA                            Director
 .........................................
           (JAMES E. PERRELLA)

                   NAME                                    CAPACITY
                   ----                                    --------

           /s/ BERTRAM L. SCOTT                            Director
 .........................................
            (BERTRAM L. SCOTT)

            /s/ ALFRED SOMMER                              Director
 .........................................
             (ALFRED SOMMER)

         /s/ MARGARETHA AF UGGLAS                          Director
 .........................................
          (MARGARETHA AF UGGLAS)

                                                                     SCHEDULE II

                         BECTON, DICKINSON AND COMPANY
                       VALUATION AND QUALIFYING ACCOUNTS
                 YEARS ENDED SEPTEMBER 30, 2003, 2002 AND 2001
                             (THOUSANDS OF DOLLARS)

                     COL. A                         COL. B       COL. C       COL. D         COL. E
-----------------------------------------------------------------------------------------------------
                                                               ADDITIONS
                                                  BALANCE AT   CHARGED TO                  BALANCE AT
                                                  BEGINNING    COSTS AND                    END OF
                  DESCRIPTION                     OF PERIOD    EXPENSES     DEDUCTIONS      PERIOD
------------------------------------------------  ----------   ----------   ----------     ----------
2003
      Against trade receivables:
          For doubtful accounts.................   $27,511      $ 8,249      $ 2,921(A)     $32,839
          For cash discounts....................    10,508       27,273       23,460         14,321
                                                   -------      -------      -------        -------
              Total.............................   $38,019      $35,522      $26,381        $47,160
                                                   -------      -------      -------        -------
                                                   -------      -------      -------        -------

2002
      Against trade receivables:
          For doubtful accounts.................   $29,748      $ 3,354      $ 5,591(A)     $27,511
          For cash discounts....................    12,544       22,596       24,632         10,508
                                                   -------      -------      -------        -------
              Total.............................   $42,292      $25,950      $30,223        $38,019
                                                   -------      -------      -------        -------
                                                   -------      -------      -------        -------

2001
      Against trade receivables:
          For doubtful accounts.................   $32,986      $ 7,063      $10,301(A)     $29,748
          For cash discounts....................    10,656       27,201       25,313         12,544
                                                   -------      -------      -------        -------
              Total.............................   $43,642      $34,264      $35,614        $42,292
                                                   -------      -------      -------        -------
                                                   -------      -------      -------        -------

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

3(b)             By-Laws, as amended and restated as of             Incorporated by reference to Exhibit 3(b) to
                 August 5, 2003                                     the Registrant's Form 8-K filed on July 31,
                                                                    2003

4(a)             Indenture, dated as of December 1, 1982            Incorporated by reference to Exhibit 4 to
                 between the registrant and, Manufacturers          Registration Statement No. 2-80707 on
                 Hanover Trust Company                              Form S-3 filed by the registrant

4(b)             First Supplemental Indenture, dated as of          Incorporated by reference to Exhibit 4(b) to
                 May 15, 1986, between the registrant and           Registration Statement No. 33-5663 on
                 Manufacturers Hanover Trust Company (now           Form S-3 filed by the registrant
                 JPMorgan Chase Bank)

4(c)             Second Supplemental Indenture, dated as           Incorporated by reference to Exhibit 4(c) to
                 of January 10, 1995, between the                  Form 8-K filed by the registrant on
                 registrant and Manufacturers Hanover              January 12, 1995
                 Trust Company) (now JPMorgan Chase Bank)

4(d)             Indenture, dated as of March 1, 1997,             Incorporated by reference to Exhibit 4(a) to
                 between the registrant and The Chase              Form 8-K filed by the registrant on
                 Manhattan Bank (now JPMorgan Chase Bank)          July 31, 1997 (the registrant hereby agrees
                                                                   to furnish to the Commission upon request a
                                                                   copy of any other instruments which define
                                                                   the rights of holders of long-term debt of
                                                                   the registrant)

4(e)(i)          Rights Agreement, dated November 28,              Incorporated by reference to Exhibit 4(e)(i)
                 1995, as amended and restated as of               to the registrant's Quarterly Report on
                 March 28, 2000, between the registrant            Form 10-Q for the period ended March 31,
                 and EquiServe Trust Company, N.A., which          2000
                 includes as thereto, the Form of Right
                 Certificate, and as Exhibit B thereto,
                 the Summary of Rights to Purchase
                 Preferred Stock (the 'Amended and
                 Restated Rights Agreement')

4(e)(ii)         Amendment No. 1 to the Amended and                Incorporated by reference to Exhibit
                 Restated Rights Agreement, dated as of            4(e)(ii) to the registrant's Quarterly
                 April 24, 2000                                    Report on Form 10-Q for the period ended
                                                                   March 31, 2000

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

10(c)            Stock Award Plan, as amended and           Filed with this report
                 restated as of November 24, 2003

10(d)            Performance Incentive Plan, as amended     Filed with this report
                 and restated November 24, 2003

10(e)            Deferred Compensation Plan, as amended     Incorporated by reference to Exhibit
                 and restated November 1, 2001              10(f) to the registrant's Annual
                                                            Report on Form 10-K for the fiscal
                                                            year ended September 30, 1992

10(f)            1996 Directors' Deferral Plan, as          Filed with this report
                 amended as of November 24, 2003

10(g)(i)         1990 Stock Option Plan, as amended and     Incorporated by reference to Exhibit
                 restated February 8, 1994                  10(i) to the registrant's Annual
                                                            Report on Form 10-K for the fiscal
                                                            year ended September 30, 1994

10(g)(ii)        Amendment dated as of April 24, 2000       Incorporated by reference to Exhibit
                 to the 1990 Stock Option Plan, as          10(h) to the registrant's Quarterly
                 amended and restated February 8, 1994      Report on Form 10-K for the period
                                                            ended June 30, 2000

10(h)(i)         Retirement Benefit Restoration Plan,       Incorporated by reference to Exhibit
                 as amended and restated as of              10(i)(i) to the registrant's Annual
                 November 27, 2000                          Report on Form 10-K for the fiscal
                                                            year ended September 30, 2000

10(h)(ii)        Amendment to the Retirement Benefit        Incorporated by reference to Exhibit
                 Restoration Plan dated October 16,         10(i)(ii) to the registrant's Annual
                 2001                                       Report on Form 10-K for the fiscal
                                                            year ended September 30, 2001

  EXHIBIT
  NUMBER                      DESCRIPTION                           METHOD OF FILING
  ------                      -----------                           ----------------
10(h)(iii)       Employee Participation Agreement dated    Incorporated by reference to Exhibit
                 November 27, 2000 between the             10(i)(iii) to the registrant's Annual
                 registrant and John R. Considine          Report on Form 10-K for the period
                                                           ended September 30, 2000

10(h)(iv)        Agreement dated December 18, 2000         Incorporated by reference to Exhibit
                 between the registrant and John R.        10(i)(iv) to the registrant's Annual
                 Considine                                 Report on Form 10-K for the period
                                                           ended September 30, 2000

10(i)(i)         1994 Restricted Stock Plan for Non-       Incorporated by reference to Exhibit A
                 Employee Directors                        to the registrant's Proxy Statement
                                                           dated January 5, 1994

10(i)(ii)        Amendment to the 1994 Restricted Stock    Incorporated by reference to Exhibit
                 Plan for Non-Employee Directors as of     10(j)(ii) to the registrant's Annual
                 November 26, 1996                         Report on Form 10-K for the fiscal
                                                           year ended September 30, 1996

10(j)(i)         1995 Stock Option Plan, as amended and    Incorporated by reference to Exhibit
                 restated January 27, 1998                 10(k) to the registrant's Annual
                                                           Report on Form 10-K for the fiscal
                                                           year ended September 30, 1998

10(j)(ii)        Amendments dated as of April 24, 2000     Incorporated by reference to Exhibit
                 to the 1995 Stock Option Plan, as         10(k) to the registrant's Quarterly
                 amended and restated January 27, 1998     Report on Form 10-Q for the period
                                                           ended June 30, 2000

10(k)(i)         1998 Stock Option Plan                    Incorporated by reference to
                                                           Exhibit 10.1 to the registrant's
                                                           Quarterly Report on Form 10-Q/A for
                                                           the period ended March 31, 1998

10(k)(ii)        Amendments dated as of April 24, 2000     Incorporated by reference to Exhibit
                 to the 1998 Stock Option Plan             10(l) to the registrant's Quarterly
                                                           Report on Form 10-Q for the period
                                                           ended June 30, 2000

10(l)            Australian, French and Spanish addenda    Incorporated by reference to Exhibit
                 to the Becton, Dickinson and Company      10(m) to the registrant's Annual
                 Stock Option Plans                        Report on Form 10-K for the fiscal
                                                           year ended September 30, 1998

10(m)            Indian addendum to the Becton,            Incorporated by reference to Exhibit
                 Dickinson and Company Stock Option        10(n) to registrant's Annual Report on
                 Plans                                     Form 10-K for the fiscal year ended
                                                           September 30, 1999

10(n)            China and Japan addenda to Becton,        Incorporated by reference to Exhibit
                 Dickinson and Company Stock Option        10(n)(i) to registrant's Annual Report
                 Plans                                     on Form 10-K for the fiscal year ended
                                                           September 30, 2002

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

  EXHIBIT
  NUMBER                      DESCRIPTION                           METHOD OF FILING
  ------                      -----------                           ----------------
 10(p)           2002 Stock Option Plan                      Incorporated by reference to
                                                             Appendix A to the registrant's Proxy
                                                             Statement dated January 2, 2002

 13              Portions of the registrant's Annual         Filed with this report
                 Report to Shareholders for fiscal year
                 2003

18               Letter re: Change in Accounting             Filed with this report
                 Principle

21               Subsidiaries of the registrant              Filed with this report

23               Consent of independent auditors             Filed with this report

31               Certifications of Chief Executive           Filed with this report
                 Officer and Chief Financial Officer,
                 pursuant to SEC Rule 13(a)-14(a)

32               Certifications of Chief Executive           Filed with this report
                 Officer and Chief Financial Officer,
                 pursuant to Section 1350 of
                 Chapter 63 of Title 18 of the U.S.
                 Code

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