Form 10-Q
period 2003-12-31
BECTON DICKINSON & CO
filed 2004-02-13
CIK 10795

                                    FORM 10-Q
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      December 31, 2003
                                    -----------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

Commission file number 001-4802
                       --------

                          Becton, Dickinson and Company
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         New Jersey                                               22-0760120
-------------------------------                               ----------------
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

     Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [X] No [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

    Class of Common Stock              Shares Outstanding as of January 31, 2004
-----------------------------          -----------------------------------------
Common stock, par value $1.00                         252,705,484

                          BECTON, DICKINSON AND COMPANY
                                    FORM 10-Q
                For the quarterly period ended December 31, 2003

                                TABLE OF CONTENTS

                                                                                         Page Number
                                                                                         -----------
Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)
            Condensed Consolidated Balance Sheets.....................................        3
            Condensed Consolidated Statements of Income...............................        4
            Condensed Consolidated Statements of Cash Flows...........................        5
            Notes to Condensed Consolidated Financial Statements......................        6
Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
            Operations................................................................       13
Item 3.  Quantitative and Qualitative Disclosures About Market Risk...................       23
Item 4.  Controls and Procedures......................................................       23

Part II. OTHER INFORMATION

Item 1.  Legal Proceedings............................................................       24
Item 2.  Changes in Securities, Use of Proceeds and Issuer Purchases of Equity
            Securities................................................................       26
Item 3.  Defaults Upon Senior Securities..............................................       26
Item 4.  Submission of Matters to a Vote of Security Holders..........................       26
Item 5.  Other Information............................................................       27
Item 6.  Exhibits and Reports on Form 8-K.............................................       27

Signatures............................................................................       28

                          ITEM 1. FINANCIAL STATEMENTS
                          BECTON, DICKINSON AND COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                              Thousands of Dollars

                                                       December 31,   September 30,
                                                           2003            2003
                                                       ------------   -------------
                                                        (Unaudited)
Assets

Current Assets:
   Cash and equivalents                                $   534,640     $   519,886
   Short-term investments                                       --              --
   Trade receivables, net                                  818,863         781,342
   Inventories:
      Materials                                            131,324         129,958
      Work in process                                      143,932         145,500
      Finished products                                    515,398         519,556
                                                       -----------     -----------
                                                           790,654         795,014
   Prepaid expenses, deferred taxes and other              223,186         242,327
                                                       -----------     -----------
      Total Current Assets                               2,367,343       2,338,569

Property, plant and equipment                            3,984,021       3,905,155
   Less allowances for depreciation and amortization     2,133,583       2,060,384
                                                       -----------     -----------
                                                         1,850,438       1,844,771

Goodwill, Net                                              544,609         536,788
Core and Developed Technology, Net                         243,372         242,683
Other Intangibles, Net                                     109,157         111,713
Capitalized Software, Net                                  305,213         305,608
Other                                                      188,787         192,121
                                                       -----------     -----------
      Total Assets                                     $ 5,608,919     $ 5,572,253
                                                       ===========     ===========
Liabilities and Shareholders' Equity

Current Liabilities:
   Short-term debt                                     $    10,504     $   121,920
   Payables and accrued expenses                           930,311         921,454
                                                       -----------     -----------
      Total Current Liabilities                            940,815       1,043,374

Long-Term Debt                                           1,164,923       1,184,031

Long-Term Employee Benefit Obligations                     337,164         328,807

Deferred Income Taxes and Other                            121,002         119,087

Commitments and Contingencies                                   --              --

Shareholders' Equity:
   Preferred stock                                          33,591          34,448
   Common stock                                            332,662         332,662
   Capital in excess of par value                          304,247         257,178
   Retained earnings                                     4,037,320       3,950,592
   Unearned ESOP compensation                               (3,698)         (3,693)
   Deferred compensation                                     9,216           8,974
   Common shares in treasury - at cost                  (1,489,754)     (1,439,934)
   Accumulated other comprehensive loss                   (178,569)       (243,273)
                                                       -----------     -----------
      Total Shareholders' Equity                         3,045,015       2,896,954
                                                       -----------     -----------
      Total Liabilities and Shareholders' Equity       $ 5,608,919     $ 5,572,253
                                                       ===========     ===========

See notes to condensed consolidated financial statements

                          BECTON, DICKINSON AND COMPANY
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                   Thousands of Dollars, Except Per-share Data
                                   (Unaudited)

                                        Three Months Ended
                                           December 31,
                                     -----------------------
                                        2003         2002
                                     ----------   ----------
Revenues                             $1,199,531   $1,051,648

Cost of products sold                   640,884      550,039
Selling and administrative              329,620      284,181
Research and development                 60,653       59,845
                                     ----------   ----------
Total Operating Costs and Expenses    1,031,157      894,065
                                     ----------   ----------
Operating Income                        168,374      157,583

Interest expense, net                    (8,929)      (8,633)
Other (expense) income, net                 (46)          84
                                     ----------   ----------
Income Before Income Taxes              159,399      149,034
Income tax provision                     33,997       35,396
                                     ----------   ----------
Net Income                           $  125,402   $  113,638
                                     ==========   ==========

Earnings Per Share:

   Basic                             $      .50          .44
                                     ==========   ==========
   Diluted                           $      .48          .43
                                     ==========   ==========
Dividends Per Common Share           $      .15          .10
                                     ==========   ==========

See notes to condensed consolidated financial statements

                          BECTON, DICKINSON AND COMPANY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              Thousands of Dollars
                                   (Unaudited)

                                                            Three Months Ended
                                                               December 31,
                                                          ---------------------
                                                             2003        2002
                                                          ---------   ---------
Operating Activities

   Net Income                                             $ 125,402   $ 113,638
   Adjustments to net income to derive net cash
      provided by operating activities:
      Depreciation and amortization                          90,316      82,081
      BGM charges                                            38,551          --
      Pension contribution                                       --    (100,000)
      Change in working capital                             (49,083)     13,189
      Other, net                                              7,997       4,715
                                                          ---------   ---------
      Net Cash Provided by Operating Activities             213,183     113,623
                                                          ---------   ---------
Investing Activities

   Capital expenditures                                     (44,771)    (43,366)
   Sales (purchases) of investments, net                     (3,020)     (2,348)
   Capitalized software                                     (11,794)    (16,522)
   Other, net                                                (8,774)    (15,015)
                                                          ---------   ---------
      Net Cash Used for Investing Activities                (68,359)    (77,251)
                                                          ---------   ---------
Financing Activities

   Change in short-term debt                               (100,025)     (2,374)
   Proceeds from long-term debt                                  70          --
   Payments of long-term debt                               (16,950)       (383)
   Repurchase of common stock                               (75,143)    (56,623)
   Issuance of common stock from treasury                    58,748       4,383
   Dividends paid                                               (28)       (488)
                                                          ---------   ---------
      Net Cash Used for Financing Activities               (133,328)    (55,485)
                                                          ---------   ---------
Effect of exchange rate changes on cash and equivalents       3,258       2,425
                                                          ---------   ---------
      Net (decrease) increase in cash and equivalents        14,754     (16,688)

Opening Cash and Equivalents                                519,886     243,115
                                                          ---------   ---------
Closing Cash and Equivalents                              $ 534,640   $ 226,427
                                                          =========   =========

See notes to condensed consolidated financial statements

                          BECTON, DICKINSON AND COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
          Dollar and Share Amounts in Thousands, Except Per-share Data
                                December 31, 2003

Note 1 - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Becton, Dickinson and Company ("BD" or the "Company") have been prepared in accordance with the instructions to Form 10-Q and, in the opinion of the management of the Company, include all adjustments which are of a normal recurring nature, necessary for a fair presentation of financial position and the results of operations and cash flows for the periods presented. However, the financial statements do not include all information and footnotes required for a presentation in accordance with generally accepted accounting principles. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included or incorporated by reference in the Company's 2003 Annual Report on Form 10-K. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year.

Stock-based Compensation

Under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 123 "Accounting for Stock-Based Compensation", the Company accounts for stock-based employee compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. Under the intrinsic value method, compensation cost of stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the exercise price. Accordingly, no stock-based compensation cost relating to stock options has been reflected in the Company's net income for the three months ended December 31, 2003 and 2002, as all options granted under the Company's stock option plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Stock-based compensation cost recorded in the first quarter of 2004 related to performance-based and other stock awards granted under the Company's Stock Award Plan was not material.

The following table illustrates the effect on net income and earnings per share if the Company were to have applied the fair value recognition provisions of SFAS No. 123, as amended, to account for stock-based compensation for the periods indicated. These pro-forma amounts may not be representative of the effects on net income in future years since options generally vest over several years and additional awards may be made each year.

                                Three Months Ended December 31,
                                -------------------------------
                                        2003       2002
                                      --------   --------
Net income, as reported               $125,402   $113,638
Less stock-based compensation
   expense, net of tax                  (8,439)    (9,054)
                                      --------   --------
Pro-forma net income                  $116,963   $104,584
                                      ========   ========
Reported earnings per share:
   Basic                              $    .50   $    .44
   Diluted                            $    .48   $    .43
                                      ========   ========
Pro-forma earnings per share:
   Basic                              $    .46   $    .41
   Diluted                            $    .45   $    .40
                                      ========   ========

The Company estimated the fair value of stock options using the Black-Scholes option-pricing model, modified for dividends and using certain assumptions for stock price volatility, risk free interest rates, dividend yields and expected terms until exercise. The value determined by the Black-Scholes option-pricing model is based on assumptions at the time of grant and subsequent modifications to such assumptions are not reflected in the value of prior grants. The Black-Scholes model is a trading option-pricing model that does not reflect either the non-traded nature of employee stock options or the limited transferability of options. This model also does not consider restrictions on trading for all employees, including restrictions imposed on senior management of the Company, who are only permitted to trade in the Company's securities during specified quarterly "window periods." Therefore, if the Company had used an option-pricing model other than Black-Scholes, pro-forma results different from those shown above may have been reported.

Note 2 - Comprehensive Income

Comprehensive income for the Company is comprised of the following:

                                                       Three Months Ended
                                                          December 31,
                                                      -------------------
                                                        2003       2002
                                                      --------   --------
Net Income                                            $125,402   $113,638
Other Comprehensive Income, Net of Tax
   Foreign currency translation adjustments             68,398     48,090
   Unrealized (losses) gains on investments, net of
      amounts recognized                                (1,280)       477
   Unrealized losses on cash flow hedges, net
      of amounts realized                               (2,414)      (558)
                                                      --------   --------
Comprehensive Income                                  $190,106   $161,647
                                                      ========   ========

The amount of unrealized gains or losses on investments and cash flow hedges in comprehensive income has been adjusted to reflect any realized gains and recognized losses included in net income during the three months ended December 31, 2003 and 2002.

Note 3 - Earnings per Share

The following table sets forth the computations of basic and diluted earnings per share:

                                                             Three Months Ended
                                                                December 31,
                                                            -------------------
                                                              2003       2002
                                                            --------   --------
Net Income                                                  $125,402   $113,638
Preferred stock dividends                                       (550)      (606)
                                                            --------   --------
Income available to common shareholders (A)                  124,852    113,032
Preferred stock dividends - using "if converted" method          550        606
Additional ESOP contribution - using "if converted"
   method                                                         (2)      (138)
                                                            --------   --------
Income available to common shareholders
   after assumed conversions (B)                            $125,400   $113,500
                                                            ========   ========
Average common shares outstanding (C)                        252,132    255,286
Dilutive stock equivalents from stock plans                    6,096      3,772
Shares issuable upon conversion of preferred stock             3,644      4,023
                                                            --------   --------
Average common and common equivalent
   shares outstanding - assuming dilution (D)                261,872    263,081
                                                            ========   ========
Basic earnings per share (A/C)                              $    .50   $    .44
                                                            ========   ========
Diluted earnings per share (B/D)                            $    .48   $    .43
                                                            ========   ========

Note 4 - Contingencies

The Company is involved, both as a plaintiff and a defendant, in various legal proceedings and claims that arise in the ordinary course of business.

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

Note 5 - Segment Data

The Company's organizational structure is based upon its three business segments: BD Medical ("Medical"), BD Diagnostics ("Diagnostics"), and BD Biosciences ("Biosciences"). The Company evaluates performance based upon operating income. Segment operating income represents revenues reduced by product costs and operating expenses. Financial information for the Company's segments is as follows:

                             Three Months Ended
                                 December 31,
                           -----------------------
                              2003         2002
                           ----------   ----------
Revenues
   Medical                 $  626,868   $  571,637
   Diagnostics                400,945      331,654
   Biosciences                171,718      148,357
                           ----------   ----------
      Total Revenues (A)   $1,199,531   $1,051,648
                           ==========   ==========

                                     Three Months Ended
                                        December 31,
                                    -------------------
                                     2003        2002
                                    --------   --------
Segment Operating Income
   Medical (C)                      $ 91,946   $122,799
   Diagnostics                        97,635     66,098
   Biosciences                        29,837     18,867
                                    --------   --------
   Total Segment Operating Income    219,418    207,764
   Unallocated Items (B)             (60,019)   (58,730)
                                    --------   --------
      Income Before Income Taxes    $159,399   $149,034
                                    ========   ========

                                      Three Months Ended
                                          December 31,
                                   -----------------------
Revenues by Organizational Units     2003          2002
                                   ----------   ----------
BD Medical
   Medical Surgical Systems        $  374,843   $  345,519
   Diabetes Care                      133,026      119,545
   Pharmaceutical Systems             105,199       93,245
   Ophthalmic Systems                  13,800       13,328
                                   ----------   ----------
                                   $  626,868   $  571,637
                                   ----------   ----------
BD Diagnostics
   Preanalytical Systems           $  184,980   $  167,203
   Diagnostic Systems                 215,965      164,451
                                   ----------   ----------
                                   $  400,945   $  331,654
                                   ----------   ----------
BD Biosciences
   Immunocytometry Systems         $   82,144   $   64,052
   Clontech                            14,353       15,755
   Pharmingen                          30,338       26,675
   Discovery Labware                   44,883       41,875
                                   ----------   ----------
                                   $  171,718   $  148,357
                                   ----------   ----------
Total                              $1,199,531   $1,051,648
                                   ==========   ==========

(A)  Intersegment revenues are not material.

(B) Includes primarily interest, net; foreign exchange gains and losses; corporate expenses; and certain legal costs.

(C) Current year amount includes $45,024 related to blood glucose monitoring charges discussed further in Note 9 to the condensed consolidated financial statements.

Note 6 - Special Charges

In fiscal year 2002, the Company recorded special charges of $21,508 associated with a manufacturing restructuring program in the Medical segment that was aimed at optimizing manufacturing efficiencies and improving the Company's competitiveness in the different markets in which it operates. This program involved the termination of 533 employees in China, France, Germany, Ireland, Mexico and the United States. As of December 31, 2003, 521 of the targeted employees had been severed. The Company expects these terminations to be completed and the related accrued severance to be substantially paid by June 2004.

A summary of the 2002 special charge accrual activity during the first three months of fiscal 2004 follows:

                                        Severance   Restructuring
                                        ---------   -------------
Accrual Balance at September 30, 2003    $ 1,800         $100
Payments                                  (1,000)          --
                                         -------         ----
Accrual Balance at December 31, 2003     $   800         $100
                                         =======         ====

Note 7 - Goodwill and Other Intangible Assets

The components of intangible assets are as follows:

                                      December 31, 2003         September 30, 2003
                                   -----------------------   -----------------------
                                    Gross                     Gross
                                   Carrying    Accumulated   Carrying    Accumulated
                                    Amount    Amortization    Amount    Amortization
                                   --------   ------------   --------   ------------
Amortized intangible assets:
   Core and Developed Technology   $360,194     $116,822     $352,372     $109,689
   Patents, Trademarks, & Other     315,847      221,827      314,211      217,635
                                   --------     --------     --------     --------
      Total                        $676,041     $338,649     $666,583     $327,324
                                   ========     ========     ========     ========

Unamortized intangible assets:
   Goodwill                        $544,609                  $536,788
   Trademarks                        15,137                    15,137
                                   --------                  --------
      Total                        $559,746                  $551,925
                                   ========                  ========

The change in the carrying amount of goodwill for the three months ended December 31, 2003 relates to foreign currency translation adjustments.

The estimated intangible amortization expense for the fiscal years ending September 30, 2004 to 2009 are as follows: 2004 - $35,100; 2005 - $33,700;
2006 - $31,000; 2007 - $30,800; 2008 - $29,900; 2009 - $28,400.


Note 8 - Adoption of New Accounting Standards

In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 significantly changes whether entities included in its scope are consolidated by their sponsors, transferors or investors. The Interpretation introduces a new consolidation model, "the variable interests model," which determines control based on potential variability in gains and losses of the entity being evaluated for consolidation. Under FIN 46, variable interest entities are to be consolidated if certain conditions are met. Variable interests are contractual, ownership or other interests in an entity that expose their holders to the risks and rewards of the variable interest entity. Variable interests include equity investments, leases, derivatives, guarantees and other instruments whose values change with changes in the variable interest entity's assets. The provisions of the Interpretation will be effective for the Company as of March 31, 2004 for variable interest entities acquired before February 1, 2003 and in effect upon acquisition for any variable interest entities acquired after January 31, 2003 (of which there have been none to date). The Company is in the process of evaluating the applicability and impact of FIN 46 to certain interests entered into prior to February 1, 2003, although the Company does not expect that FIN 46 will have a material impact on its consolidated financial position or results of operations upon adoption.

In December 2003, the SEC published Staff Accounting Bulletin ("SAB") No. 104, "Revenue Recognition". This SAB updates portions of the SEC staff's interpretive guidance provided in SAB 101 and included in Topic 13 of the Codification of Staff Accounting Bulletins. SAB 104 deletes interpretive material no longer necessary, and conforms the interpretive material retained, because of pronouncements issues by FASB's Emerging Issues Task Force ("EITF") on various revenue recognition topics, including EITF No. 00-21, "Revenue Arrangements with Multiple Deliverables." This Bulletin was effective upon issuance and had no impact on the Company's results of operations.

In December 2003, the FASB issued Statement No. 132 (revised 2003), Employers' Disclosures about Pensions and Other Postretirement Benefits". This Statement requires additional disclosures on assets, obligations, cash flows and net periodic benefit costs of defined pension plans and other defined postretirement benefit plans. As required, the Company will make the required quarterly disclosures beginning with its Form 10-Q for the quarter ending March 31, 2004.

In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Act") was signed into law. The Act introduces a prescription drug benefit under Medicare, as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare. In January 2004, the FASB issued FASB Staff Position ("FSP") No. 106-1 "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003" which permits a sponsor of a postretirement health care plan that provides a prescription drug benefit to make a one-time election to defer accounting for the effects of the Act. The Company has elected to defer recognition of the Act until such time as final authoritative accounting guidance has been issued. The Company expects the adoption of FSP No. 106-1 to have a favorable, yet immaterial, impact on its consolidated financial position or results of operations in 2004.

Note 9 - Blood Glucose Monitoring Charges

The Company recorded a pre-tax charge of $45,024 to cost of products sold in the Company's results of operations for the three months ended December 31, 2003 related to its blood glucose monitoring ("BGM") products, which included a reserve of $6,473 in connection with the voluntary product recall of certain lots of BGM test strips and the write-off of $29,803 of certain test strip inventories. Based upon internal testing, it was determined that certain BGM test strip lots were not performing within BD's specifications. As a result, the Company decided to recall the affected lots and dispose of the non-conforming product in inventory. In addition, the charge reflects BD's decision to focus its sales and marketing efforts on the BD Logic'TM' and Paradigm Link'TM' blood glucose meters in the United States, and to discontinue support of the BD Latitude'TM' system product offering in the United States, resulting in a write-off of $8,748 of related blood glucose meters and fixed assets.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Company Overview

BD is a medical technology company that serves healthcare institutions, life science researchers, clinical laboratories, industry and the general public. BD manufactures and sells a broad range of medical supplies, devices, laboratory equipment and diagnostic products. We focus strategically on achieving growth in three worldwide business segments - BD Medical ("Medical"), BD Diagnostics ("Diagnostics") and BD Biosciences ("Biosciences"). Our products are marketed in the United States and internationally through independent distribution channels, directly to end users and by sales representatives.

BD's management operates the business consistent with the following core strategies:

     o to increase revenue growth by focusing on products that deliver greater benefits to patients, healthcare workers and researchers,

     o    to improve our operating effectiveness and balance sheet productivity,

     o to strengthen organizational and associate capabilities in the ever-changing healthcare environment.

In assessing our implementation of these strategies and BD's financial condition and operating performance, management generally reviews quarterly forecast data, monthly actual results, segment sales and other similar information. We also consider trends related to certain key financial data, including gross profit margin, selling and administrative expense and cash flows, as further described below.

Our strategies continue to be effective, as our first quarter 2004 performance demonstrates. Reported revenues increased 14% from the same period a year ago, or 7% after excluding favorable foreign currency translation. Sales in the United States of safety-engineered devices grew 15% to $188 million. As the U.S. market continues to transition to safety-engineered devices, we expect this portion of our business to continue to grow in the range of 10% to 15% per year over the next several years based upon continued conversion of several product categories, innovation and expansion of our product line. Sales growth during the quarter was also driven by exceptionally strong sales of respiratory and flu diagnostic tests, as well as increased sales of immunocytometry instruments and reagents, and the BD ProbeTec'TM' ET system. International revenue growth of 23% for the three months ended December 31, 2003, was favorably affected by foreign currency translation, particularly involving the Euro. After excluding the favorable impact of foreign currency translation, international revenues grew approximately 9%. Our balance sheet remains strong with net cash provided by operations at $213 million for the first quarter of 2004 and we further reduced our debt-to-capitalization ratio to 27.2% at December 31, 2003 from 30.4% at September 30, 2003.

Results of Operations

Revenues

Medical Segment - Revenues of $627 million in the first quarter of fiscal 2004 increased 10%, or 3% excluding the favorable impact of foreign currency translation, from the first quarter of 2003. The primary growth driver was U.S. safety-engineered product sales, which accounted for $112 million of revenues in the current period, as compared to $100 million in the same period a year ago. This growth was partially offset by reduced sales of certain conventional devices in the United States due to the transition to safety-engineered devices. Worldwide sales in the Pharmaceutical Systems unit in the first quarter of 2004 were basically unchanged, excluding the favorable impact of foreign currency translation, compared to the strong first quarter of fiscal 2003, a quarter in which this unit had 30% revenue growth, which included 7% growth due to favorable foreign currency translation. Such revenue growth in the first quarter of fiscal 2003 included sales to support customer product launches and sales of bifurcated needles in Europe, which are not expected to repeat in fiscal 2004. Sales of the Medical Surgical Systems unit in the United States in the first quarter of 2004 increased 3% over the prior year. The first quarter of 2003 contained increased sales to certain distributors that did not participate in our consignment inventory program in anticipation of the roll-out of our enterprise-wide business information systems, known internally as ("Genesis"). The U.S. Diabetes Care unit experienced a decline in revenues of approximately 1% in the first quarter of 2004. This decline reflected lower sales of Home Health Care products, due to recent competitive pressures.

Diagnostics Segment - Revenues of $401 million increased 21% for the quarter, or 15% excluding the impact of favorable foreign currency translation, from the first quarter of fiscal 2003. This growth was driven by U.S. safety-engineered product sales, which were $76 million, versus $65 million in the same period a year ago. This growth was partially offset by reduced sales of certain conventional devices in the United States due to the transition to safety-engineered devices. In addition, revenue growth in the Diagnostic Systems unit reflects exceptionally strong sales of respiratory and flu diagnostic tests in Japan and the United States of $45 million in the first quarter of fiscal 2004 compared with $15 million from the first quarter of fiscal 2003, and an increase in worldwide sales of the BD ProbeTec 'TM' ET molecular diagnostic platform.

Biosciences Segment - Revenues of $172 million increased 16% for the quarter, or 8% excluding the favorable impact of foreign currency translation, from the first quarter of fiscal 2003. This growth was due to strong sales of the BD FACSAria 'TM' cell sorter, which we began shipping at the end of the second fiscal quarter of 2003, along with strong sales of flow cytometry reagents. Revenues at Clontech decreased from the prior period due to continuing competitive pressures and a slowdown in certain segments of the research market.

Segment Operating Income

Medical Segment

Segment operating income for the first quarter was $92 million compared to $123 million in the prior year period, and included $45 million of blood glucose monitoring ("BGM") charges as discussed in Note 9 to the condensed consolidated financial statements. Medical operating income reflected increased sales of safety-engineered products, which have higher overall gross profit margins compared to products sold in the prior year, and reduced costs associated with a previously-executed manufacturing restructuring. Partially offsetting these factors was the impact of higher incremental spending associated with the marketing of our BGM products that were launched in the second quarter of 2003.

Diagnostics Segment

Segment operating income for the first quarter was $98 million compared to $66 million in the prior year period, and reflected increased sales of products with higher gross profit margins, including safety-engineered products, the BD ProbeTec'TM' ET platform, and respiratory and flu products.

Biosciences Segment

Segment operating income for the first quarter was $30 million compared to $19 million in the prior year and reflected increased sales of products with higher gross profit margin, including instruments, highlighted by continued placements of the BD FASCAria 'TM' instrument platform, and reagents. Reductions in manufacturing costs and infrastructure, as well as tighter expense controls, added to the growth of operating income.

Gross Profit Margin

Gross profit margin was 46.6% for the quarter, compared with 47.7% for the prior year period. Gross profit margin was negatively impacted by the $45 million of BGM charges, discussed above, which reduced gross profit margin by 370 basis points. Gross profit margin was favorably impacted by the sale of products with higher overall gross profit margins, as discussed above. In addition, gross profit margin benefited from reduced costs associated with a previously-executed manufacturing restructuring.

Selling and Administrative Expense

Selling and administrative expense was $330 million or 27.5% of revenues for the quarter, compared with the prior year period's amount of $284 million or 27.0% of revenues. Aggregate expenses were higher, reflecting increased investment in various strategic initiatives, including blood glucose monitoring products.

Income Taxes

The reported income tax rate was 21% for the quarter, which includes the effect of the aforementioned BGM charges. The income tax rate was 24% for the quarter in the prior year. We expect the tax rate for the 2004 fiscal year to be approximately 24%, which reflects the 1% impact of the aforementioned BGM charges.

Net Income and Earnings Per Share

Net income and diluted earnings per share for the current quarter were $125 million and 48 cents, respectively. BGM charges in the first quarter reduced net income by $28 million and diluted earnings per share by 11 cents. For the same period in fiscal 2003, net income and diluted earnings per share were $114 million and 43 cents, respectively.

Liquidity and Capital Resources

Net cash provided by operating activities, which continues to be our primary source of funds to finance operating needs and capital expenditures, was $213 million during the first quarter of fiscal 2004 compared to $114 million during the first quarter of last year. Net cash provided by operations in the first quarter of fiscal 2003 was reduced by a $100 million cash contribution to the U.S. pension plan.

Capital expenditures during the first three months were $45 million, an increase from last year's amount of $43 million. We expect capital spending for fiscal 2004 to be about $300 million. As of December 31, 2003, total debt of $1.2 billion represented 27.2% of total capital (shareholders' equity, net non-current deferred income tax liabilities, and debt), down from 30.4% at September 30, 2003. We use commercial paper to meet our short-term financing needs, including working capital requirements. As discussed in our 2003 Annual Report on Form 10-K, we currently have in place two syndicated credit facilities totaling $900 million that are available to provide backup support for our commercial paper program and for other general corporate purposes. Each of these facilities contains a single financial covenant relating to our interest coverage ratio. Given the availability of these facilities and our strong credit ratings, we continue to have a high degree of confidence in our ability to refinance maturing short-term and long-term debt, as well as to incur substantial additional debt, if required. Capitalized software in the first quarter of fiscal 2004 included approximately $8 million of costs associated with a business information systems upgrade within our Biosciences segment in the United States, which was not within the scope of our Genesis implementation. Similar to Genesis, such costs are capitalized in accordance with the AICPA's Statement of Position 98-1 "Accounting for Costs of Computer Software Developed or Obtained for Internal Use."

Net cash used for financing activities in the first quarter was $133 million as compared to $55 million in the same period a year ago. The current quarter included the repayment of $117 million of short-term debt and the repurchase of $75 million of common stock, offset by $58 million provided by the issuance of common stock under employee stock plans. As of December 31, 2003, there remained approximately 1.7 million shares under a January 2003 resolution of the Board of Directors authorizing the repurchase of up to 10 million shares. In January 2004, the Board of Directors authorized BD to repurchase up to an additional 10 million common shares. During the first quarter of 2004, the Board of Directors declared a quarterly dividend of 15 cents per common share compared to 10 cents per common share for the same period a year ago.

BD's ability to generate cash flow from operations, issue debt, enter into other financing arrangements and attract long-term capital on acceptable terms could be adversely affected in the event there was a material decline in the demand for BD's products, deterioration in BD's key financial ratios or credit ratings, or other significantly unfavorable changes in conditions. While a deterioration in the Company's credit ratings would increase the costs associated with maintaining and borrowing under its existing credit arrangements, such a downgrade would not affect the Company's ability to draw on these credit facilities, nor would it result in an acceleration of the scheduled maturities of any outstanding debt.

The Company's funding policy for its defined benefit pension plans is to contribute amounts sufficient to meet the minimum funding requirement of the Employee Retirement Income Security Act of 1974, plus any additional amounts that management may determine to be appropriate considering the funded status of the plans, tax deductibility, the cash flow generated by the Company, and other factors. The Company does not expect to be required to fund any pension plans in 2004.

Critical Accounting Policies

The preparation of financial statements in accordance with generally accepted accounting principles ("GAAP") requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. A summary of our significant accounting policies is included in Note 1 to our consolidated financial statements for the year ended September 30, 2003, which are incorporated by reference in our 2003 Annual Report on Form 10-K. Certain of our accounting policies are considered critical, as summarized in the Financial Review section of our 2003 Annual Report on Form 10-K, as these policies are the most important to the depiction of our financial statements and require significant, difficult or complex judgments by management, often employing the use of estimates about the effects of matters that are inherently uncertain. Estimation methodologies are applied consistently from year to year. There have been no significant changes in the application of the critical accounting policies since September 30, 2003. These critical accounting policies have been reviewed with the Audit Committee of the Board of Directors.

Use of Non-GAAP Financial Measures

When discussing BD's financial performance, we at times will present certain non-GAAP financial measures, as follows:

o BD presents its revenue growth rates at constant foreign exchange rates. Management believes that presenting growth rates at constant foreign exchange rates allows investors to view the actual operating results of BD and of its segments without the impact of fluctuations in foreign currency exchange rates, thereby facilitating comparisons to prior periods.

o BD presents its earnings per share and other financial measures after excluding the impact of significant charges and the impact of unusual or non-recurring items. Management believes that excluding such impact from earnings per share and other financial measures allows investors to more easily compare BD's financial performance to prior periods and to understand the operating results of BD without the effects of these significant charges and unusual or non-recurring items.

BD's management considers these non-GAAP financial measures internally in evaluating our performance for the reasons expressed above. Investors should consider these non-GAAP measures in addition to, not as a substitute for, or as superior to, measures of financial performance prepared in accordance with GAAP.

SUPPLEMENTAL REVENUE INFORMATION
U.S. REVENUES BY BUSINESS SEGMENTS AND UNITS
Three Months Ended December 31,
(Unaudited; Amounts in thousands)

                                       U.S. Revenues
                              ------------------------------
                                2003       2002     % Change
                              ------------------------------
BD MEDICAL
   Medical Surgical Systems   $198,519   $192,751      3.0%
   Diabetes Care                74,849     75,496     -0.9%
   Pharmaceutical Systems       24,355     21,527     13.1%
   Ophthalmic Systems            6,025      6,652     -9.4%
------------------------------------------------------------
TOTAL                         $303,748   $296,426      2.5%
------------------------------------------------------------
BD DIAGNOSTICS
   Preanalytical Systems      $106,627   $101,023      5.5%
   Diagnostic Systems          106,290     90,509     17.4%
------------------------------------------------------------
TOTAL                         $212,917   $191,532     11.2%
------------------------------------------------------------
BD BIOSCIENCES
   Discovery Labware          $ 23,415   $ 23,120      1.3%
   Immunocytometry Systems      28,768     23,199     24.0%
   Clontech                      6,853      7,863    -12.8%
   Pharmingen                   15,993     15,155      5.5%
------------------------------------------------------------
TOTAL                         $ 75,029   $ 69,337      8.2%
------------------------------------------------------------
TOTAL UNITED STATES           $591,694   $557,295      6.2%
------------------------------------------------------------

Reconciliations of revenue growth rates at constant foreign exchange rates to the comparable reported GAAP measures are as follows:

SUPPLEMENTAL REVENUE INFORMATION
INTERNATIONAL REVENUES BY BUSINESS SEGMENTS AND UNITS
Three Months Ended December 31,
(Unaudited; Amounts in thousands)

                                            International Revenues
                              -------------------------------------------------------
                                                           % Change
                                                    ---------------------
                                2003       2002     Reported   FX Neutral   FX Impact
                              -------------------------------------------------------
BD MEDICAL
   Medical Surgical Systems   $176,324   $152,768     15.4%        3.4%       12.0%
   Diabetes Care                58,177     44,049     32.1%       15.4%       16.7%
   Pharmaceutical Systems       80,844     71,718     12.7%       -3.3%       16.0%
   Ophthalmic Systems            7,775      6,676     16.5%        3.9%       12.6%
-------------------------------------------------------------------------------------
TOTAL                         $323,120   $275,211     17.4%        3.6%       13.8%
-------------------------------------------------------------------------------------
BD DIAGNOSTICS
   Preanalytical Systems      $ 78,353   $ 66,180     18.4%        4.6%       13.8%
   Diagnostic Systems          109,675     73,942     48.3%       33.3%       15.0%
-------------------------------------------------------------------------------------
TOTAL                         $188,028   $140,122     34.2%       19.7%       14.5%
-------------------------------------------------------------------------------------
BD BIOSCIENCES
   Discovery Labware          $ 21,468   $ 18,755     14.5%        1.2%       13.3%
   Immunocytometry Systems      53,376     40,853     30.7%       16.9%       13.8%
   Clontech                      7,500      7,892     -5.0%      -15.3%       10.3%
   Pharmingen                   14,345     11,520     24.5%        8.5%       16.0%
-------------------------------------------------------------------------------------
TOTAL                         $ 96,689   $ 79,020     22.4%        8.7%       13.7%
-------------------------------------------------------------------------------------
TOTAL INTERNATIONAL           $607,837   $494,353     23.0%        9.0%       14.0%
-------------------------------------------------------------------------------------

SUPPLEMENTAL REVENUE INFORMATION
TOTAL REVENUES BY BUSINESS SEGMENTS AND UNITS
Three Months Ended December 31,
(Unaudited; Amounts in thousands)

                                                      Total Revenues
                              ------------------------------------------------------------
                                                              % Change
                                                         ---------------------
                                  2003         2002      Reported   FX Neutral   FX Impact
                              ------------------------------------------------------------
BD MEDICAL
   Medical Surgical Systems    $  374,843   $  345,519      8.5%        3.2%        5.3%
   Diabetes Care                  133,026      119,545     11.3%        5.1%        6.2%
   Pharmaceutical Systems         105,199       93,245     12.8%        0.5%       12.3%
   Ophthalmic Systems              13,800       13,328      3.5%       -2.8%        6.3%
------------------------------------------------------------------------------------------
TOTAL                          $  626,868   $  571,637      9.7%        3.0%        6.7%
------------------------------------------------------------------------------------------
BD DIAGNOSTICS
   Preanalytical Systems       $  184,980   $  167,203     10.6%        5.2%        5.4%
   Diagnostic Systems             215,965      164,451     31.3%       24.6%        6.7%
------------------------------------------------------------------------------------------
TOTAL                          $  400,945   $  331,654     20.9%       14.8%        6.1%
------------------------------------------------------------------------------------------
BD BIOSCIENCES
   Discovery Labware           $   44,883   $   41,875      7.2%        1.2%        6.0%
   Immunocytometry Systems         82,144       64,052     28.2%       19.5%        8.7%
   Clontech                        14,353       15,755     -8.9%      -14.1%        5.2%
   Pharmingen                      30,338       26,675     13.7%        6.8%        6.9%
------------------------------------------------------------------------------------------
TOTAL                          $  171,718   $  148,357     15.7%        8.5%        7.2%
------------------------------------------------------------------------------------------
TOTAL REVENUES                 $1,199,531   $1,051,648     14.1%        7.5%        6.6%
------------------------------------------------------------------------------------------

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

Forward-looking statements are based on current expectations of future events. The forward-looking statements are and will be based on management's then-current views and assumptions regarding future events and operating performance, and speak only as of their dates. Investors should realize that if underlying assumptions prove inaccurate or unknown risks or uncertainties materialize, actual results could vary materially from our expectations and projections. Investors are therefore cautioned not to place undue reliance on any forward-looking statements. Furthermore, we undertake no obligation to update or revise any forward-looking statements whether as a result of new information, future events and developments or otherwise.

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

o Changes in domestic and foreign healthcare industry practices and regulations resulting in increased pricing pressures, including the continued consolidation among healthcare providers, trends toward managed care and healthcare cost containment and government laws and regulations relating to sales and promotion, reimbursement and pricing generally.

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

o Significant pending and potential litigation or other proceedings adverse to BD, including product liability claims, patent infringement claims, and antitrust claims, as well as other risks and uncertainties detailed from time to time in our Securities and Exchange Commission filings.

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

o Issuance of new or revised accounting standards by the Financial Accounting Standards Board, the Securities and Exchange Commission or the Public Company Accounting Oversight Board.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in information reported since the fiscal year ended September 30, 2003.

Item 4. Controls and Procedures

An evaluation was carried out by BD's management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of BD's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of December 31, 2003. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were, as of the end of the period covered by this report, effective and designed to ensure that material information relating to BD and its consolidated subsidiaries would be made known to them by others within these entities. There were no changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2003 identified in connection with the above-referenced evaluation that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

          We are involved, both as a plaintiff and a defendant, in various legal proceedings which arise in the ordinary course of business, including product liability and environmental matters.

          A more complete description of legal proceedings has been set forth in our 2003 Annual Report on Form 10-K (the "10-K"). During the quarter ended December 31, 2003 and subsequent thereto, the following changes have occurred.

          Litigation - Other than Environmental

          Latex Cases

          We have received a total of 524 claims to date, relating to alleged reactions caused by exposure to latex resulting from the use, over time, of latex gloves. The facts and circumstances of new claims filed since the 10-K was filed are similar to those previously filed and we are of the same opinion as stated in the 10-K. Since the inception of this litigation, 386 of these cases have been closed with no liability to BD (355 of which have been closed with prejudice) and 33 cases have been settled for amounts that individually and in the aggregate, were not material. We are vigorously defending the remaining lawsuits.

          RTI Litigation

          In the action entitled Retractable Technologies, Inc. vs. Becton Dickinson and Company, et al. (Civil Action No. 501 CV 036, United States District Court, Eastern District of Texas), oral arguments on our summary judgment motion were heard by the Court on December 11, 2003. The Court has not ruled on this motion. In addition, the Court, by an order dated January 23, 2004, reset the trial date in this action from February 3, 2004 to July 6, 2004. We continue to vigorously defend this matter.

          Other

          In response to a subpoena we received from the Office of the Attorney General for the State of New York, we have provided information requested regarding any communications or agreements BD has had with other needle or syringe manufacturers. We believe that all such communications and agreements complied with applicable laws.

          On January 23, 2004, a suit was brought by C.A. Greiner & Soehne GmbH ("Greiner") against BD UK Limited in the Patent Court of the Central London County Court in London, England. The plaintiff asserts that the BD Hemogard 'TM' cap products and the BD Vacutainer 'TM' Plus Plastic Citrate Tubes infringe certain European patents owned by Greiner. BD believes these allegations are without merit and intends to vigorously defend this lawsuit.

          Summary

          We currently are engaged in discovery or are otherwise in the early stages with respect to certain of the litigation to which we are a party, and therefore, it is difficult to predict the outcome of such litigation. In addition, given the uncertain nature of litigation generally and the uncertainty of the current litigation environment, it is difficult to predict the outcome of any litigation regardless of its stage. A number of the cases pending against BD present complex factual and legal issues and are subject to a number of variables, including, but not limited to, the facts and circumstances of each particular case, the jurisdiction in which each suit is brought, and differences in applicable law. As a result, we are not able to estimate the amount or range of loss that could result from an unfavorable outcome of such matters. While we believe that the claims against BD are without merit and, upon resolution, should not have a material adverse effect on BD, in view of the uncertainties discussed above, we could incur charges in excess of currently established reserves and, to the extent available, excess liability insurance. Accordingly, in the opinion of management, any such future charges, individually or in the aggregate, could have a material adverse effect on BD's consolidated results of operations and consolidated net cash flows in the period or periods in which they are recorded or paid. We continue to believe that we have a number of valid defenses to each of the suits pending against BD and are engaged in a vigorous defense of each of these matters.

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

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

The table below sets forth certain information regarding our purchases of common stock of BD during the fiscal quarter ended December 31, 2003.

------------------------------------------------------------------------------------------------------
                                                                Total Number of
                                                                Shares Purchased   Maximum Number of
                                                                  as Part of       Shares that may yet
                                                Average Price      Publicly         be Purchased Under
For the three months ended    Total Number of     Paid per       Announced Plans      the Plans or
    December 31, 2003        Shares Purchased      Share           or Programs          Programs
------------------------------------------------------------------------------------------------------
October 1 - 31, 2003                    --              --                 --           3,608,000
------------------------------------------------------------------------------------------------------
November 1 - 30, 2003              100,000          $39.98            100,000           3,508,000
------------------------------------------------------------------------------------------------------
December 1 - 31, 2003            1,767,000          $40.26          1,767,000           1,741,000
------------------------------------------------------------------------------------------------------
Total                            1,867,000          $40.25          1,867,000
------------------------------------------------------------------------------------------------------

          Notes: The foregoing repurchases were made pursuant to a repurchase program of 10 million shares publicly announced on January 28, 2003. There is no expiration date for this program.

          Subsequent to December 31, 2003, the Board of Directors authorized the repurchase of an additional 10 million shares pursuant to a program publicly announced on January 27, 2004.

Item 3.   Defaults Upon Senior Securities.

          Not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders.

          There were no matters submitted to a vote of security holders during the fiscal quarter ended December 31, 2003.

          At our Annual Meeting of Shareholders held on February 11, 2004, BD shareholders:

               1) elected Henry P. Becton, Jr., Edward F. DeGraan, James F. Orr and Margaretha af Ugglas as directors for a term of three years;

               2) ratified the appointment of Ernst & Young LLP as BD's independent auditors;

               3) approved the Becton, Dickinson and Company 2004 Employee and Director Equity-Based Compensation Plan; and

               4) voted against a shareholder proposal relating to cumulative voting.

          Details of the shareholder vote on the above matters will be provided in our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2004.

Item 5. Other Information.

          Not applicable.

Item 6. Exhibits and Reports on Form 8-K.

          a)   Exhibits

               Exhibit 3 Bylaws, as amended and restated as of January 27, 2004.

               Exhibit 10 2004 Employee and Director Equity-Based Compensation Plan, incorporated by reference as Appendix D to the Registrant's Proxy Statement dated December 26, 2003.

               Exhibit 31 Certifications of Chief Executive Officer and Chief Financial Officer, pursuant to SEC Rule 13a - 14(a).

               Exhibit 32 Certifications of Chief Executive Officer and Chief Financial Officer, pursuant to Rule 13a - 14(b) and
                           Section 1350 of Chapter 63 of Title 18 of the U.S. Code.

          b)   Reports on Form 8-K

               During the three-month period ended December 31, 2003, we filed the following Current Report on Form 8-K:

               (i) In a report dated November 25, 2003, we announced the declaration of our quarterly dividend.

               In addition, during the three-month period ended December
               31, 2003, we furnished the following information pursuant to a Current Report on Form 8-K:

               (i) In a report dated November 6, 2003, we furnished information regarding our financial results for the fourth quarter and fiscal year ended September 30, 2003.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            Becton, Dickinson and Company
                                                    (Registrant)

Dated: February 13, 2004


                                            /s/ John R. Considine
                                            ------------------------------------
                                                John R. Considine
                                                Executive Vice President and
                                                Chief Financial Officer
                                                (Principal Financial Officer)


                                            /s/ William A. Tozzi
                                            ------------------------------------
                                                William A. Tozzi
                                                Vice President and Controller
                                                (Chief Accounting Officer)

                                INDEX TO EXHIBITS
                                -----------------

   Exhibit
   Number        Description of Exhibits
   ------        -----------------------
     3           Bylaws, as amended and restated as of January 27, 2004.


    10 2004 Employee and Director Equity-Based Compensation Plan, incorporated by reference as Appendix D to the Registrant's Proxy Statement dated December 26, 2003.

    31 Certifications of Chief Executive Officer and Chief Financial Officer, pursuant to SEC Rule 13a - 14(a).

    32 Certifications of Chief Executive Officer and Chief Financial Officer, pursuant to Rule 13a - 14(b) and
                 Section 1350 of Chapter 63 of Title 18 of the U.S.
                 Code.




                          STATEMENT OF DIFFERENCES
                          ------------------------

 The trademark symbol shall be expressed as............................. 'TM'