Form 10-Q
period 2004-03-31
BECTON DICKINSON & CO
filed 2004-05-14
CIK 10795

                                    FORM 10-Q
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004
                               --------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _________________

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

     Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [X] No [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

    Class of Common Stock                Shares Outstanding as of April 30, 2004
    ---------------------                ---------------------------------------
Common stock, par value $1.00                          253,277,922

                          BECTON, DICKINSON AND COMPANY
                                    FORM 10-Q
                  For the quarterly period ended March 31, 2004

                                TABLE OF CONTENTS

                                                                              Page Number
                                                                              -----------
Part I.      FINANCIAL INFORMATION

Item 1.      Financial Statements (Unaudited)
                Condensed Consolidated Balance Sheets......................         3
                Condensed Consolidated Statements of Income................         4
                Condensed Consolidated Statements of Cash Flows............         5
                Notes to Condensed Consolidated Financial Statements.......         6
Item 2.      Management's Discussion and Analysis of Financial Condition
              and Results of Operations....................................        14
Item 3.      Quantitative and Qualitative Disclosures About Market Risk....        28
Item 4.      Controls and Procedures.......................................        28

Part II.     OTHER INFORMATION

Item 1.      Legal Proceedings.............................................        28
Item 2.      Changes in Securities, Use of Proceeds and Issuer Purchases of
              Equity Securities............................................        30
Item 3.      Defaults Upon Senior Securities...............................        31
Item 4.      Submission of Matters to a Vote of Security Holders...........        31
Item 5.      Other Information.............................................        31
Item 6.      Exhibits and Reports on Form 8-K..............................        32

Signatures   ..............................................................        33

Exhibits     ..............................................................        34

                          ITEM 1. FINANCIAL STATEMENTS
                          BECTON, DICKINSON AND COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                              Thousands of Dollars

                                                        March 31,    September 30,
                                                           2004           2003
                                                       -----------   -------------
                                                       (Unaudited)
Assets
Current Assets:
   Cash and equivalents                                $   660,469    $   519,886
   Trade receivables, net                                  801,014        781,342
   Inventories:
      Materials                                            124,393        129,958
      Work in process                                      151,089        145,500
      Finished products                                    494,164        519,556
                                                       -----------    -----------
                                                           769,646        795,014
   Prepaid expenses, deferred taxes and other              253,202        242,327
                                                       -----------    -----------
      Total Current Assets                               2,484,331      2,338,569

Property, plant and equipment                            4,038,412      3,905,155
   Less allowances for depreciation and amortization     2,184,121      2,060,384
                                                       -----------    -----------
                                                         1,854,291      1,844,771

Goodwill, Net                                              544,913        536,788
Core and Developed Technology, Net                         233,681        242,683
Other Intangibles, Net                                     107,128        111,713
Capitalized Software, Net                                  299,354        305,608
Other                                                      191,274        192,121
                                                       -----------    -----------

      Total Assets                                     $ 5,714,972    $ 5,572,253
                                                       ===========    ===========
Liabilities and Shareholders' Equity

 Current Liabilities:
   Short-term debt                                     $     6,782    $   121,920
   Payables and accrued expenses                           884,674        921,454
                                                       -----------    -----------
      Total Current Liabilities                            891,456      1,043,374

 Long-Term Debt                                          1,183,113      1,184,031

 Long-Term Employee Benefit Obligations                    355,512        328,807

 Deferred Income Taxes and Other                           124,438        119,087

 Commitments and Contingencies

 Shareholders' Equity:
   Preferred stock                                          32,460         34,448
   Common stock                                            332,662        332,662
   Capital in excess of par value                          373,847        257,178
   Retained earnings                                     4,164,089      3,950,592
   Unearned ESOP compensation                               (3,704)        (3,693)
   Deferred compensation                                     9,450          8,974
   Common shares in treasury - at cost                  (1,556,927)    (1,439,934)
   Accumulated other comprehensive loss                   (191,424)      (243,273)
                                                       -----------    -----------
      Total Shareholders' Equity                         3,160,453      2,896,954
                                                       -----------    -----------

      Total Liabilities and Shareholders' Equity       $ 5,714,972    $ 5,572,253
                                                       ===========    ===========

See notes to condensed consolidated financial statements

                          BECTON, DICKINSON AND COMPANY
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                   Thousands of Dollars, Except Per-share Data
                                   (Unaudited)

                                        Three Months Ended         Six Months Ended
                                            March 31,                 March 31,
                                     -----------------------   -----------------------
                                        2004         2003         2004         2003
                                     ----------   ----------   ----------   ----------
Revenues                             $1,270,523   $1,134,041   $2,470,054   $2,185,689

Cost of products sold                   638,049      578,428    1,278,933    1,128,467
Selling and administrative              338,628      298,798      668,248      582,979
Research and development                 62,554       60,034      123,207      119,879
                                     ----------   ----------   ----------   ----------
Total Operating Costs and Expenses    1,039,231      937,260    2,070,388    1,831,325
                                     ----------   ----------   ----------   ----------
Operating Income                        231,292      196,781      399,666      354,364
Interest expense, net                    (7,961)      (8,653)     (16,890)     (17,286)
Other expense, net                       (3,118)      (1,847)      (3,164)      (1,763)
                                     ----------   ----------   ----------   ----------
Income Before Income Taxes              220,213      186,281      379,612      335,315

Income tax provision                     55,053       44,241       89,050       79,637
                                     ----------   ----------   ----------   ----------

Net Income                           $  165,160   $  142,040   $  290,562   $  255,678
                                     ==========   ==========   ==========   ==========

Earnings Per Share:
     Basic                           $      .65   $      .56   $     1.15   $     1.00
                                     ==========   ==========   ==========   ==========
     Diluted                         $      .62   $      .54   $     1.10   $      .97
                                     ==========   ==========   ==========   ==========
Dividends Per Common Share           $      .15   $      .10   $      .30   $      .20
                                     ==========   ==========   ==========   ==========

See notes to condensed consolidated financial statements

                          BECTON, DICKINSON AND COMPANY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              Thousands of Dollars
                                   (Unaudited)

                                                             Six Months Ended
                                                                 March 31,
                                                          ----------------------
                                                             2004        2003
                                                          ---------   ----------
Operating Activities
   Net income                                             $ 290,562   $ 255,678
   Adjustments to net income to derive net cash
    provided by operating activities:
      Depreciation and amortization                         186,009     168,131
      Pension contribution                                       --    (100,000)
      BGM charges (Note 9)                                   38,551          --
      Change in working capital                              (4,621)    (53,477)
      Other, net                                             17,202      22,501
                                                          ---------   ---------
      Net Cash Provided by Operating Activities             527,703     292,833
                                                          ---------   ---------
Investing Activities
   Capital expenditures                                    (108,250)   (108,243)
   Capitalized software                                     (22,717)    (36,852)
   Purchases of investments, net                             (3,638)     (1,672)
   Other, net                                               (17,136)    (25,263)
                                                          ---------   ---------
      Net Cash Used for Investing Activities               (151,741)   (172,030)
                                                          ---------   ---------
Financing Activities
   Change in short-term debt                               (103,792)     51,794
   Payments of long-term debt                               (17,096)       (873)
   Repurchase of common stock                              (174,889)   (106,490)
   Issuance of common stock from treasury                   134,006      25,982
   Dividends paid                                           (76,318)    (53,033)
                                                          ---------   ---------
      Net Cash Used for Financing Activities               (238,089)    (82,620)
                                                          ---------   ---------

Effect of exchange rate changes on cash and equivalents       2,710       4,173
                                                          ---------   ---------
      Net increase in cash and equivalents                  140,583      42,356
Opening Cash and Equivalents                                519,886     243,115
                                                          ---------   ---------
Closing Cash and Equivalents                              $ 660,469   $ 285,471
                                                          =========   =========

See notes to condensed consolidated financial statements

                          BECTON, DICKINSON AND COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
          Dollar and Share Amounts in Thousands, Except Per-share Data
                                 March 31, 2004

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

Stock-based Compensation

Under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 123 "Accounting for Stock-Based Compensation", the Company accounts for stock-based employee compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. Under the intrinsic value method, compensation cost of stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the exercise price. Accordingly, no stock-based compensation cost relating to stock options has been reflected in the Company's net income for the three and six months ended March 31, 2004 and 2003, as all options granted under the Company's stock option plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Stock-based compensation cost recorded in the six month period ended March 31, 2004 related to performance-based and other stock awards granted under the Company's Stock Award Plan was not material.

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

                                Three Months Ended March 31,   Six Months Ended March 31,
                                ----------------------------   --------------------------
                                       2004       2003              2004       2003
                                     --------   --------          --------   --------
Net income, as reported              $165,160   $142,040          $290,562   $255,678
Less stock-based compensation
 expense, net of tax                   (7,882)    (8,584)          (16,321)   (17,638)
                                     --------   --------          --------   --------

Pro forma net income                 $157,278   $133,456          $274,241   $238,040
                                     ========   ========          ========   ========

Reported earnings per share:
   Basic                             $    .65   $    .56          $   1.15   $   1.00
   Diluted                           $    .62   $    .54          $   1.10   $    .97
                                     ========   ========          ========   ========

Pro forma earnings per share:
   Basic                             $    .62   $    .52          $   1.08   $    .93
   Diluted                           $    .59   $    .51          $   1.04   $    .91
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

Note 2 - Comprehensive Income

Comprehensive income for the Company is comprised of the following:

                                               Three Months Ended     Six Months Ended
                                                   March 31,             March 31,
                                              -------------------   -------------------
                                                2004       2003       2004       2003
                                              --------   --------   --------   --------
Net Income                                    $165,160   $142,040   $290,562   $255,678
Other Comprehensive Income, Net of Tax
   Foreign currency translation adjustments    (12,514)    33,485     55,884     81,575
   Unrealized gains on investments,
      net of amounts recognized                  2,043      2,371        763      2,848
   Unrealized losses on cash flow
      hedges, net of amounts realized           (2,384)    (1,532)    (4,798)    (2,090)

                                              --------   --------   --------   --------
Comprehensive Income                          $152,305   $176,364   $342,411   $338,011
                                              ========   ========   ========   ========

The amount of unrealized gains or losses on investments and cash flow hedges in comprehensive income has been adjusted to reflect any realized gains and recognized losses included in net income during the three and six months ended March 31, 2004 and 2003.

Note 3 - Earnings per Share

The following table sets forth the computations of basic and diluted earnings per share:

                                    Three Months Ended     Six Months Ended
                                        March 31,             March 31,
                                   -------------------   -------------------
                                     2004       2003       2004       2003
                                   --------   --------   --------   --------
Net Income                         $165,160   $142,040   $290,562   $255,678
Preferred stock dividends              (535)      (595)    (1,085)    (1,201)
                                   --------   --------   --------   --------

Income available to common
   shareholders (A)                 164,625    141,445    289,477    254,477

Preferred stock dividends -
   using "if converted" method          535        595      1,085      1,201
Additional ESOP contribution -
   Using "if converted" method           (4)      (119)       (17)      (244)
                                   --------   --------   --------   --------
Income available to common
   shareholders after assumed
   conversions (B)                 $165,156   $141,921   $290,545   $255,434
                                   ========   ========   ========   ========

Average common shares
   outstanding (C)                  253,294    254,694    252,710    254,994
Dilutive stock equivalents from
   stock plans                        8,240      4,737      7,532      4,396
Shares issuable upon conversion
   of preferred stock                 3,521      3,938      3,521      3,938
                                   --------   --------   --------   --------
Average common and common
   equivalent shares outstanding
   - assuming dilution (D)          265,055    263,369    263,763    263,328
                                   ========   ========   ========   ========

Basic earnings per share (A/C)     $    .65   $    .56   $   1.15   $   1.00
                                   ========   ========   ========   ========
Diluted earnings per share (B/D)   $    .62   $    .54   $   1.10   $    .97
                                   ========   ========   ========   ========

During the three and six months ended March 31, 2004, 3,299 common shares and 5,870 common shares were issued upon exercise of stock options, respectively. During the three and six months ended March 31, 2003, 1,630 common shares and 2,018 common shares were issued upon exercise of stock options, respectively.

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

                              Three Months Ended         Six Months Ended
                                  March 31,                 March 31,
                           -----------------------   -----------------------
                              2004         2003         2004         2003
                           ----------   ----------   ----------   ----------
Revenues
   Medical                 $  682,641   $  601,819   $1,309,509   $1,173,456
   Diagnostics                382,875      356,800      783,820      688,454
   Biosciences                205,007      175,422      376,725      323,779
                           ----------   ----------   ----------   ----------
      Total Revenues (A)   $1,270,523   $1,134,041   $2,470,054   $2,185,689
                           ==========   ==========   ==========   ==========

                                 Three Months Ended      Six Months Ended
                                     March 31,               March 31,
                                -------------------   ----------------------
                                  2004       2003        2004         2003
                                --------   --------   ---------    ---------
Segment Operating Income
   Medical                      $151,260   $129,811   $ 243,206(B) $ 252,610
   Diagnostics                    87,491     84,928     185,126      151,026
   Biosciences                    45,592     28,348      75,429       47,215
                                --------   --------   ---------    ---------
      Total Segment Operating
         Income                  284,343    243,087     503,761      450,851
  Unallocated Items (C)          (64,130)   (56,806)   (124,149)    (115,536)
                                --------   --------   ---------    ---------
  Income Before Income Taxes    $220,213   $186,281   $ 379,612    $ 335,315
                                ========   ========   =========    =========

                                 Three Months Ended         Six Months Ended
                                     March 31,                 March 31,
                              -----------------------   -----------------------
                                 2004         2003         2004         2003
                              ----------   ----------   ----------   ----------
Revenues by Organizational
 Units
BD Medical
   Medical Surgical Systems   $  383,480   $  341,398   $  758,323   $  686,917
   Diabetes Care                 150,068      133,832      283,094      253,377
   Pharmaceutical Systems        135,376      113,806      240,575      207,051
   Ophthalmic Systems             13,717       12,783       27,517       26,111
                              ----------   ----------   ----------   ----------
                              $  682,641   $  601,819   $1,309,509   $1,173,456
                              ----------   ----------   ----------   ----------

BD Diagnostics
   Preanalytical Systems      $  195,943   $  176,057   $  380,923   $  343,260
   Diagnostic Systems            186,932      180,743      402,897      345,194
                              ----------   ----------   ----------   ----------
                              $  382,875   $  356,800   $  783,820   $  688,454
                              ----------   ----------   ----------   ----------
BD Biosciences
   Immunocytometry Systems    $  103,563   $   83,480   $  185,707   $  147,532
   Clontech                       16,787       17,288       31,140       33,043
   Pharmingen                     36,104       31,268       66,442       57,943
   Discovery Labware              48,553       43,386       93,436       85,261
                              ----------   ----------   ----------   ----------
                              $  205,007   $  175,422   $  376,725   $  323,779
                              ----------   ----------   ----------   ----------

Total                         $1,270,523   $1,134,041   $2,470,054   $2,185,689
                              ==========   ==========   ==========   ==========

(A)  Intersegment revenues are not material.

(B) Current year amount includes $45,024 related to blood glucose monitoring charges as discussed further in Note 9 to the condensed consolidated financial statements.

(C) Includes primarily interest, net; foreign exchange; corporate expenses; and certain legal costs.

Note 6 - Special Charges

In fiscal year 2002, the Company recorded special charges of $21,508 associated with a manufacturing restructuring program in the Medical segment that was aimed at optimizing manufacturing efficiencies and improving the Company's competitiveness in the different markets in which it operates. This program involved the termination of 533 employees in China, France, Germany, Ireland, Mexico and the United States. As of March 31, 2004, 524 of the targeted employees had been severed. The Company expects the remaining terminations to be completed and the related accrued severance to be substantially paid by June 2004.

A summary of the 2002 special charge accrual activity during the first six months of fiscal 2004 follows:

                                        Severance   Restructuring
                                        ---------   -------------
Accrual Balance at September 30, 2003    $ 1,800         $100
Payments                                  (1,000)          --
                                         -------         ----
Accrual Balance at March 31, 2004        $   800         $100
                                         =======         ====

Note 7 - Goodwill and Other Intangible Assets

The components of intangible assets are as follows:

                                        March 31, 2004          September 30, 2003
                                   -----------------------   -----------------------
                                    Gross                     Gross
                                   Carrying    Accumulated   Carrying    Accumulated
                                    Amount    Amortization    Amount    Amortization
                                   --------   ------------   --------   ------------
Amortized intangible assets:
   Core and Developed Technology   $353,466     $ 119,785    $352,372     $109,689
   Patents, Trademarks, & Other     317,853       225,862     314,211      217,635
                                   --------     ---------    --------     --------
      Total                        $671,319     $ 345,647    $666,583     $327,324
                                   ========     =========    ========     ========

Unamortized intangible assets:
   Goodwill                        $544,913                  $536,788
   Trademarks                        15,137                    15,137
                                   --------                  --------
      Total                        $560,050                  $551,925
                                   ========                  ========

The change in the carrying amount of goodwill for the six months ended March 31, 2004 relates to foreign currency translation adjustments.

The estimated intangible amortization expense for the fiscal years ending September 30, 2004 to 2009 are as follows: 2004 - $35,200; 2005 - $33,600; 2006
- $30,900; 2007 - $30,700; 2008 - $29,800; 2009 - $28,600.

Note 8 - Adoption of New Accounting Standards

In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 significantly changes whether entities included in its scope are consolidated by their sponsors, transferors or investors. The Interpretation introduces a new consolidation model, "the variable interests model," which determines control based on potential variability in gains and losses of the entity being evaluated for consolidation. Under FIN 46, variable interest entities are to be consolidated if certain conditions are met. Variable interests are contractual, ownership or other interests in an entity that expose their holders to the risks and rewards of the variable interest entity. Variable interests include equity investments, leases, derivatives, guarantees and other instruments whose values change with changes in the variable interest entity's assets. The provisions of the Interpretation were effective for the Company as of March 31, 2004 for variable interest entities acquired before February 1, 2003 and in effect upon acquisition for any variable interest entities acquired after January 31, 2003 (of which there have been none to date). The adoption of FIN 46 had no impact on the Company's consolidated financial position, results of operations or financial disclosures.

In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Act") was signed into law. The Act introduces a prescription drug benefit under Medicare, as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare. In January 2004, the FASB issued FASB Staff Position ("FSP") No. 106-1 "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003" which permits a sponsor of a postretirement health care plan that provides a prescription drug benefit to make a one-time election to defer accounting for the effects of the Act. The Company has elected to defer recognition of the Act until such time as final authoritative accounting guidance has been issued. The Company expects the adoption of FSP No. 106-1 to have a favorable, yet immaterial, impact on its consolidated financial position and results of operations in fiscal 2004.

Note 9 - Blood Glucose Monitoring Charges

The Company recorded a pre-tax charge of $45,024 to cost of products sold in the Company's results of operations for the three months ended December 31, 2003 related to its blood glucose monitoring ("BGM") products, which included a reserve of $6,473 in connection with the voluntary product recall of certain lots of BGM test strips and the write-off of $29,803 of certain test strip inventories. Based upon internal testing, it was determined that certain BGM test strip lots, produced by BD's manufacturing partner, were not performing within BD's specifications. As a result, the Company decided to recall the affected lots and dispose of the non-conforming product in inventory. In addition, the charge reflects BD's decision to focus its sales and marketing efforts on the BD Logic'TM' and Paradigm Link'TM' blood glucose meters in the United States, and to discontinue support of the BD Latitude'TM' system product offering in the United States, resulting in a write-off of $8,748 of related blood glucose meters and fixed assets.

Note 10 - Benefit Plans

The Company has defined benefit pension plans covering substantially all of its employees in the United States and certain foreign locations. The Company also provides certain postretirement healthcare and life insurance benefits to qualifying domestic retirees. Postretirement benefit plans in foreign countries are not material.

Net pension and postretirement expense included the following components for the three months ended March 31:

                                                Pension Plans      Other Postretirement Benefits
                                             -------------------   -----------------------------
                                               2004       2003             2004      2003
                                             --------   --------         -------   -------
Components of net pension and
   postretirement costs:
      Service cost                           $ 14,033   $ 11,200         $   875   $   790
      Interest cost                            15,423     13,518           3,841     3,621
      Expected return on plan assets          (12,773)   (11,798)             --        --
      Amortization of prior service cost           59         21          (1,559)   (1,558)
      Amortization of loss                      4,337      3,280           1,298       836
      Other                                       (76)       (34)             --        --
                                             --------   --------         -------   -------

      Net pension and postretirement costs   $ 21,003   $ 16,187         $ 4,455   $ 3,689
                                             ========   ========         =======   =======

Net pension expense attributable to foreign plans included in the preceding table was $3,713 and $3,326 for the three months ended March 31, 2004 and 2003, respectively.

Net pension and postretirement expense included the following components for the six months ended March 31:

                                                Pension Plans      Other Postretirement Benefits
                                             -------------------   -----------------------------
                                               2004       2003             2004      2003
                                             --------   --------         -------   -------
Components of net pension and
   postretirement costs:
      Service cost                           $ 28,066   $ 22,400         $ 1,750   $ 1,580
      Interest cost                            30,846     27,036           7,682     7,242
      Expected return on plan assets          (25,546)   (23,596)             --        --
      Amortization of prior service cost          118         42          (3,118)   (3,116)
      Amortization of loss                      8,674      6,560           2,596     1,672
      Other                                      (152)       (68)             --        --
                                             --------   --------         -------   -------

      Net pension and postretirement costs   $ 42,006   $ 32,374         $ 8,910   $ 7,378
                                             ========   ========         =======   =======

Net pension expense attributable to foreign plans included in the preceding table was $7,426 and $6,652 for the six months ended March 31, 2004 and 2003, respectively.

We currently anticipate contributing $18 million, on a discretionary basis, to increase the funding for the U.S. pension plan during the third quarter of 2004.

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

BD's management operates the business consistent with the following core strategies:

     o to increase revenue growth by focusing on products that deliver greater benefits to patients, healthcare workers and researchers;

     o    to improve operating effectiveness and balance sheet productivity;
          and,

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

The effectiveness of our strategies is demonstrated by our second quarter 2004 performance. BD reported second quarter revenues of $1.271 billion, an increase of 12% from the same period a year ago. After excluding the favorable impact of foreign currency translation, revenues for the quarter increased approximately 6%. For the six month period, reported revenues of $2.470 billion represented a 13% increase from a year ago, or approximately 6% at constant foreign exchange rates. Sales in the United States of safety-engineered devices grew 10% to $183 million. The Medical and Biosciences segments had solid revenue growth in the quarter reflecting contributions from several key areas - prefillable drug delivery devices, diabetes-related products and the BD FACSAria'TM' cell sorter. Safety-engineered device sales in the United States continued to support our overall growth. International revenue growth of 17% and 20% for the three and six month period, respectively, was favorably affected by foreign currency translation, primarily the Euro. After excluding the favorable impact of foreign currency translation, international revenues grew approximately 4% and 6% for the three and six month period, respectively. As further discussed in our 2003 Annual Report on Form 10-K, we face currency exposure that arises from translating the results of our worldwide operations to the U.S. dollar at exchange rates that have fluctuated from the beginning of the period. We purchase option and forward contracts to partially protect against adverse foreign exchange rate movements.

Our balance sheet remains strong with net cash provided by operations at $528 million for the six months ended March 31, 2004 and our debt-to-capitalization ratio (shareholders' equity, net non-current deferred income tax liabilities, and debt) was reduced to 26.8% at March 31, 2004 from 30.4% at September 30, 2003.

Our ability to sustain our long-term growth will depend on a number of factors, including our ability to expand our core business (including geographical expansion), develop innovative new products across our business segments, and continue to improve operating efficiency and organizational effectiveness. Numerous factors can affect our ability to achieve these goals, including without limitation, U.S and global economic conditions, increased competition and healthcare cost containment initiatives.

Our anticipated revenue growth over the next five years is expected to come from the following:

     o Core business growth and expansion, including the continued transition to safety-engineered devices;

     o    Expanding the sale of our high quality products across all continents;
          and,

     o In each business segment, new products and services that have higher benefits to patients, healthcare workers and researchers.

Results of Operations

Revenues

Refer to Note 5 in the Notes to Condensed Consolidated Financial Statements for segment financial data.

Medical Segment - Second quarter revenues of $683 million represented an increase of 13% from the prior year's period, or 7% at constant foreign exchange rates. Included in Medical revenues were U.S. safety-engineered product sales which grew 9% to $107 million, when compared with $98 million in the prior year's quarter. These sales were partly offset by reduced sales of certain conventional devices in the United States due to the transition to safety-engineered devices. Also contributing to the revenue growth of the segment were increased sales of diabetes-related products and prefillable drug delivery devices. International Medical revenue growth was 17% from the prior year's period, or 4% excluding the favorable impact of foreign currency translation. For the six month period, Medical revenue of $1.310 billion represented growth from the prior period of 12%, or 5% excluding the favorable impact of foreign currency translation.

Diagnostics Segment - Second quarter revenues of $383 million represented an increase of 7% over the prior year period, or 2% excluding the favorable impact of foreign currency translation. Diagnostics revenues included sales of U.S. safety-engineered devices of $75 million compared with $68 million in the prior year's quarter. These sales were partly offset by reduced sales of certain conventional devices in the United States due to the transition to safety-engineered devices. Revenues from sales of diagnostic systems grew 3% to $187 million, after having experienced a 31% increase in the first quarter of 2004, due in large part to earlier than usual and exceptionally strong sales of respiratory and flu diagnostic tests in the United States and Japan. Also contributing to the segment's revenue growth for the quarter were sales of

BD ProbeTec'TM' ET instrument platforms which increased to $20 million from $16 million in the prior year. For the six month period, Diagnostics revenues of $784 million represented growth from the prior year period of 14%, or 8% excluding the favorable impact of foreign currency translation.

Biosciences Segment - Second quarter revenues of $205 million represented an increase of 17% over the prior year period, or 9% excluding the favorable impact of foreign currency translation. Immunocytometry systems sales reflected broad acceptance of the BD FACSAria'TM' cell sorter, which BD Biosciences began shipping at the end of the second fiscal quarter of 2003, along with strong sales of flow cytometry reagents in the Immunocytometry Systems and Pharmingen units. Revenue growth was also driven by Discovery Labware products. Clontech revenues continue to be negatively affected by a slowdown in certain segments of the research market, as well as by competitive pressures. For the six month period, Biosciences revenues of $377 million represented growth from the prior year period of 16%, or 9% excluding the favorable impact of foreign currency translation.

Segment Operating Income

Medical Segment

Segment operating income for the second quarter was $151 million, an increase of 16% when compared to $130 million in the prior year's second quarter. This increase was driven by higher Medical revenues combined with lower spending associated with our BGM products that were launched in the second quarter of 2003. In addition, segment operating income improved due to the benefits resulting from the 2002 Medical restructuring plan (see Note 6 in the Notes to Condensed Consolidated Financial Statements). Segment operating income for the six months was $243 million (which included $45 million of blood glucose monitoring ("BGM") charges as discussed in Note 9 to the condensed consolidated financial statements), compared to $253 million in the prior year period.

Diagnostics Segment

Segment operating income for the second quarter was $87 million compared to $85 million in the prior year's second quarter and reflects, among other things, fluctuations in revenues as discussed above. Segment operating income for the six months was $185 million compared to $151 million in the prior year period, and reflected increased sales of products with higher gross profit margins, including safety-engineered products, the BD ProbeTec'TM' ET instrument platform, and respiratory and flu products.

Biosciences Segment

Segment operating income for the second quarter was $46 million compared to $28 million in the prior year. Segment operating income for the six months was $75 million compared to $47 million in the prior year period, and reflected increased sales of products with higher gross profit margin, including instruments, highlighted by continued placements of the BD FASCAria'TM' instrument platform, and reagents. Reductions in manufacturing costs and infrastructure, as well as tighter expense controls, added to the growth of segment operating income. Biosciences segment operating income also benefited from the absence of inventory write-downs recorded in the prior year's quarter relating to molecular biology reagents.

Gross Profit Margin

Gross profit margin was 49.8% for the quarter and 48.2% for the six months, compared with 49.0% and 48.4%, respectively, for the prior year. The increase in gross profit margin for the quarter reflected increased sales of products with higher overall gross profit margins, compared to products sold in the prior year including safety-engineered products, diabetes-related products and sales of the BD ProbeTec'TM' ET instrument platform. In addition, gross profit margin benefited from the effects of the 2002 Medical restructuring plan, as discussed above. For the six month period, gross profit margin was adversely impacted by the BGM charges, as discussed above, which reduced gross profit margin by 180 basis points.

Selling and Administrative Expense

Selling and administrative expense increased to 26.7% of revenues for the quarter and 27.1% of revenues for the six month period, compared with the prior year's ratios of 26.3% and 26.7%, respectively. Aggregate expenses were higher, reflecting increased investment in various strategic initiatives, including blood glucose monitoring products.

Income Taxes

The reported income tax rate was 25% for the quarter and 24% for the six months. The prior year's tax rate was 24% for both the quarter and six months. We expect the tax rate for the 2004 fiscal year to be approximately 24%, which reflects a 1% reduction due to the aforementioned BGM charges.

Net Income and Earnings Per Share

Net income and diluted earnings per share for the current quarter were $165 million and 62 cents, respectively, compared with $142 million and 54 cents in the prior year. Net income and diluted earnings per share for the current six month period were $291 million and $1.10, respectively, compared with $256 million and 97 cents in the prior year. BGM charges in the first quarter of 2004 reduced net income by $28 million and diluted earnings per share by 11 cents.

Liquidity and Capital Resources

Net cash provided by operating activities, which continues to be our primary source of funds to finance operating needs and capital expenditures, was $528 million during the first six month period of fiscal 2004, and $293 million in the same period in fiscal 2003. Net cash provided by operations in the first six months of fiscal 2003 was reduced by $100 million in cash contributions to the U.S. pension plan. We expect to contribute an additional discretionary $18 million to increase the funding for the U.S. pension plan during the third quarter of 2004. The Company's funding policy for its defined benefit pension plans is to contribute amounts sufficient to meet the minimum funding requirement of the Employee Retirement Income Security Act of 1974, plus any additional amounts that management may determine to be appropriate considering the funded status of the plans, tax deductibility, our cash flows, and other factors. As further discussed in our 2003 Annual Report on Form 10-K, changes in pension costs may occur in the future due to changes in assumptions inherent in the actuarial valuations used, in part, to determine the Company's minimum funding obligations.

Net cash used for investing activities for the first six months of the current year was $152 million, compared to $172 million in the same period a year ago. Capital expenditures were

$108 million in the first six month period of both fiscal 2004 and 2003. We expect capital spending for fiscal 2004 to be between $275 million and $300 million. Capitalized software in the first six month period of fiscal 2004 included approximately $14 million of costs associated with a business information systems upgrade within our Biosciences segment in the United States, which was not within the scope of our worldwide systems implementation (known internally as "Genesis") which was substantially completed in 2003. Similar to Genesis, such costs are capitalized in accordance with the AICPA's Statement of Position 98-1 "Accounting for Costs of Computer Software Developed or Obtained for Internal Use."

Net cash used for financing activities in the first six month period of the current year was $238 million, compared to $83 million in the same period a year ago, and included the repurchase of over 2 million shares of our common stock for $175 million in the current year. As of March 31, 2004, authorization to repurchase an additional 9.7 million common shares remained under a January 2004 resolution of the Board of Directors. Stock repurchases were offset by the issuance of common stock from treasury due to the exercising of stock options by employees. As of March 31, 2004, total debt of $1.2 billion represented 26.8% of total capital, down from 30.4% at September 30, 2003. We have in place a commercial paper borrowing program that is available to meet our short-term financing needs, including working capital requirements. There were no borrowings outstanding under this program as of March 31, 2004. As discussed in our fiscal year 2003 Annual Report on Form 10-K, we currently maintain two syndicated credit facilities totaling $900 million that are available to provide backup support for our commercial paper program and for other general corporate purposes. Each of these facilities contains a single financial covenant that requires BD to maintain an interest expense coverage ratio (ratio of earnings before income taxes, depreciation and amortization to interest expense) of not less than 5-to-1 for the most recent four consecutive fiscal quarters. Given the availability of these facilities and our strong credit ratings, we continue to have a high degree of confidence in our ability to refinance debt maturities, as well as to incur substantial additional debt, if required.

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

BECTON DICKINSON AND COMPANY
SUPPLEMENTAL REVENUE INFORMATION
REVENUES BY BUSINESS SEGMENTS AND UNITS
Three Months Ended March 31,
(Unaudited; Amounts in thousands)

                                       U.S. Revenues
                              ------------------------------
                                2004       2003     % Change
                              --------   --------   --------
BD MEDICAL
   Medical Surgical Systems   $196,418   $180,731      8.7
   Diabetes Care                88,730     83,658      6.1
   Pharmaceutical Systems       30,276     22,795     32.8
   Ophthalmic Systems            5,263      5,610     (6.2)
                              --------   --------     ----
TOTAL                         $320,687   $292,794      9.5
                              --------   --------     ----

BD DIAGNOSTICS
   Preanalytical Systems      $109,464   $102,958      6.3
   Diagnostic Systems          101,955    103,248     (1.3)
                              --------   --------     ----
TOTAL                         $211,419   $206,206      2.5
                              --------   --------     ----

BD BIOSCIENCES
   Discovery Labware          $ 24,465   $ 23,226      5.3
   Immunocytometry Systems      36,129     29,141     24.0
   Clontech                      8,234      8,399     (2.0)
   Pharmingen                   18,489     17,779      4.0
                              --------   --------     ----
TOTAL                         $ 87,317   $ 78,545     11.2
                              --------   --------     ----

TOTAL UNITED STATES           $619,423   $577,545      7.3
                              --------   --------     ----

BECTON DICKINSON AND COMPANY
SUPPLEMENTAL REVENUE INFORMATION
REVENUES BY BUSINESS SEGMENTS AND UNITS
Three Months Ended March 31, (continued)
(Unaudited; Amounts in thousands)

                                               International Revenues
                              -------------------------------------------------------
                                                                % Change
                                                    ---------------------------------
                                2004       2003     Reported   FX Neutral   FX Impact
                              --------   --------   --------   ----------   ---------
BD MEDICAL
   Medical Surgical Systems   $187,062   $160,667     16.4         4.6         11.8
   Diabetes Care                61,338     50,174     22.3         7.5         14.8
   Pharmaceutical Systems      105,100     91,011     15.5         0.1         15.4
   Ophthalmic Systems            8,454      7,173     17.9         4.0         13.9
                              --------   --------     ----        ----         ----
TOTAL                         $361,954   $309,025     17.1         3.7         13.4
                              --------   --------     ----        ----         ----

BD DIAGNOSTICS
   Preanalytical Systems      $ 86,479   $ 73,099     18.3         4.1         14.2
   Diagnostic Systems           84,977     77,495      9.7        (1.5)        11.2
                              --------   --------     ----        ----         ----
TOTAL                         $171,456   $150,594     13.9         1.2         12.7
                              --------   --------     ----        ----         ----

BD BIOSCIENCES
   Discovery Labware          $ 24,088   $ 20,160     19.5         6.3         13.2
   Immunocytometry Systems      67,434     54,339     24.1        10.5         13.6
   Clontech                      8,553      8,889     (3.8)      (14.3)        10.5
   Pharmingen                   17,615     13,489     30.6        14.7         15.9
                              --------   --------     ----        ----         ----
TOTAL                         $117,690   $ 96,877     21.5         7.9         13.6
                              --------   --------     ----        ----         ----

TOTAL INTERNATIONAL           $651,100   $556,496     17.0         3.8         13.2
                              --------   --------     ----        ----         ----

BECTON DICKINSON AND COMPANY
SUPPLEMENTAL REVENUE INFORMATION
REVENUES BY BUSINESS SEGMENTS AND UNITS
Three Months Ended March 31, (continued)
(Unaudited; Amounts in thousands)

                                                     Total Revenues
                              -----------------------------------------------------------
                                                                    % Change
                                                        ---------------------------------
                                 2004         2003      Reported   FX Neutral   FX Impact
                              ----------   ----------   --------   ----------   ---------
BD MEDICAL
   Medical Surgical Systems   $  383,480   $  341,398     12.3         6.7         5.6
   Diabetes Care                 150,068      133,832     12.1         6.6         5.5
   Pharmaceutical Systems        135,376      113,806     19.0         6.6        12.4
   Ophthalmic Systems             13,717       12,783      7.3        (0.5)        7.8
                              ----------   ----------     ----        ----        ----
TOTAL                         $  682,641   $  601,819     13.4         6.5         6.9
                              ----------   ----------     ----        ----        ----

BD DIAGNOSTICS
   Preanalytical Systems      $  195,943   $  176,057     11.3         5.4         5.9
   Diagnostic Systems            186,932      180,743      3.4        (1.4)        4.8
                              ----------   ----------     ----        ----        ----
TOTAL                         $  382,875   $  356,800      7.3         2.0         5.3
                              ----------   ----------     ----        ----        ----

BD BIOSCIENCES
   Discovery Labware          $   48,553   $   43,386     11.9         5.8         6.1
   Immunocytometry Systems       103,563       83,480     24.1        15.2         8.9
   Clontech                       16,787       17,288     (2.9)       (8.3)        5.4
   Pharmingen                     36,104       31,268     15.5         8.6         6.9
                              ----------   ----------     ----        ----        ----
TOTAL                         $  205,007   $  175,422     16.9         9.4         7.5
                              ----------   ----------     ----        ----        ----

TOTAL REVENUES                $1,270,523   $1,134,041     12.0         5.5         6.5
                              ----------   ----------     ----        ----        ----

BECTON DICKINSON AND COMPANY
SUPPLEMENTAL REVENUE INFORMATION
REVENUES BY BUSINESS SEGMENTS AND UNITS
Six Months Ended March 31,
(Unaudited; Amounts in thousands)

                                         U.S. Revenues
                              ----------------------------------
                                 2004         2003      % Change
                              ----------   ----------   --------
BD MEDICAL
   Medical Surgical Systems   $  394,937   $  373,482      5.7
   Diabetes Care                 163,579      159,154      2.8
   Pharmaceutical Systems         54,631       44,322     23.3
   Ophthalmic Systems             11,288       12,262     (7.9)
                              ----------   ----------     ----
TOTAL                         $  624,435   $  589,220      6.0
                              ----------   ----------     ----

BD DIAGNOSTICS
   Preanalytical Systems      $  216,091   $  203,981      5.9
   Diagnostic Systems            208,245      193,757      7.5
                              ----------   ----------     ----
TOTAL                         $  424,336   $  397,738      6.7
                              ----------   ----------     ----

BD BIOSCIENCES
   Discovery Labware          $   47,880   $   46,346      3.3
   Immunocytometry Systems        64,897       52,340     24.0
   Clontech                       15,087       16,262     (7.2)
   Pharmingen                     34,482       32,934      4.7
                              ----------   ----------     ----
TOTAL                         $  162,346   $  147,882      9.8
                              ----------   ----------     ----

TOTAL UNITED STATES           $1,211,117   $1,134,840      6.7
                              ----------   ----------     ----

BECTON DICKINSON AND COMPANY
SUPPLEMENTAL REVENUE INFORMATION
REVENUES BY BUSINESS SEGMENTS AND UNITS
Six Months Ended March 31, (continued)
(Unaudited; Amounts in thousands)

                                                 International Revenues
                              -----------------------------------------------------------
                                                                    % Change
                                                        ---------------------------------
                                 2004         2003      Reported   FX Neutral   FX Impact
                              ----------   ----------   --------   ----------   ---------
BD MEDICAL
   Medical Surgical Systems   $  363,386   $  313,435     15.9         4.0         11.9
   Diabetes Care                 119,515       94,223     26.8        11.2         15.6
   Pharmaceutical Systems        185,944      162,729     14.3        (1.4)        15.7
   Ophthalmic Systems             16,229       13,849     17.2         3.9         13.3
                              ----------   ----------     ----        ----         ----
TOTAL                         $  685,074   $  584,236     17.3         3.6         13.7
                              ----------   ----------     ----        ----         ----

BD DIAGNOSTICS
   Preanalytical Systems      $  164,832   $  139,279     18.3         4.3         14.0
   Diagnostic Systems            194,652      151,437     28.5        15.5         13.0
                              ----------   ----------     ----        ----         ----
TOTAL                         $  359,484   $  290,716     23.7        10.1         13.6
                              ----------   ----------     ----        ----         ----

BD BIOSCIENCES
   Discovery Labware          $   45,556   $   38,915     17.1         3.8         13.3
   Immunocytometry Systems       120,810       95,192     26.9        13.3         13.6
   Clontech                       16,053       16,781     (4.3)      (14.7)        10.4
   Pharmingen                     31,960       25,009     27.8        11.8         16.0
                              ----------   ----------     ----        ----         ----
TOTAL                         $  214,379   $  175,897     21.9         8.3         13.6
                              ----------   ----------     ----        ----         ----

TOTAL INTERNATIONAL           $1,258,937   $1,050,849     19.8         6.2         13.6
                              ----------   ----------     ----        ----         ----

BECTON DICKINSON AND COMPANY
SUPPLEMENTAL REVENUE INFORMATION
REVENUES BY BUSINESS SEGMENTS AND UNITS
Six Months Ended March 31, (continued)
(Unaudited; Amounts in thousands)

                                                     Total Revenues
                              -----------------------------------------------------------
                                                                    % Change
                                                        ---------------------------------
                                 2004         2003      Reported   FX Neutral   FX Impact
                              ----------   ----------   --------   ----------   ---------
BD MEDICAL
   Medical Surgical Systems   $  758,323   $  686,917     10.4         4.9          5.5
   Diabetes Care                 283,094      253,377     11.7         5.9          5.8
   Pharmaceutical Systems        240,575      207,051     16.2         3.8         12.4
   Ophthalmic Systems             27,517       26,111      5.4        (1.6)         7.0
                              ----------   ----------     ----       -----         ----
TOTAL                         $1,309,509   $1,173,456     11.6         4.8          6.8
                              ----------   ----------     ----       -----         ----

BD DIAGNOSTICS
   Preanalytical Systems      $  380,923   $  343,260     11.0         5.3          5.7
   Diagnostic Systems            402,897      345,194     16.7        11.0          5.7
                              ----------   ----------     ----       -----         ----
TOTAL                         $  783,820   $  688,454     13.9         8.1          5.8
                              ----------   ----------     ----       -----         ----

BD BIOSCIENCES
   Discovery Labware          $   93,436   $   85,261      9.6         3.6          6.0
   Immunocytometry Systems       185,707      147,532     25.9        17.1          8.8
   Clontech                       31,140       33,043     (5.8)      (11.0)         5.2
   Pharmingen                     66,442       57,943     14.7         7.8          6.9
                              ----------   ----------     ----       -----         ----
TOTAL                         $  376,725   $  323,779     16.4         9.0          7.4
                              ----------   ----------     ----       -----         ----

TOTAL REVENUES                $2,470,054   $2,185,689     13.0         6.5          6.5
                              ----------   ----------     ----       -----         ----

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

Item 4. Controls and Procedures

An evaluation was carried out by BD's management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of BD's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of March 31, 2004. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were, as of the end of the period covered by this report, effective and designed to ensure that material information relating to BD and its consolidated subsidiaries would be made known to them by others within these entities. There were no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2004 identified in connection with the above-referenced evaluation that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

     We are involved, both as a plaintiff and a defendant, in various legal proceedings which arise in the ordinary course of business, including product liability and environmental matters.

     A more complete description of legal proceedings has been set forth in our 2003 Annual Report on Form 10-K (the "10-K") and our Form 10-Q for the quarter ended December 31, 2003. During the quarter ended March 31, 2004 and subsequent thereto, the following changes have occurred.

     Litigation - Other than Environmental

     RTI Litigation

     In the action entitled Retractable Technologies, Inc. vs. Becton Dickinson and Company, et al. (Civil Action No. 501 CV 036, United States District Court, Eastern District of Texas), the Court, by an order dated January 23, 2004, reset the trial date in this action from February 3, 2004 to July 6, 2004. We continue to vigorously defend this matter.

     Cardozo

     In the action entitled Danielle Cardozo, by her litigation guardian, Darlene Cardozo v. Becton Dickinson and Company (Civil Action No. 583059, Supreme Court of British Columbia), plantiff filed an amended Statement of Claim on January 7, 2004 adding to the class all persons who had sexual contact with those persons who were tested by the BD ProbeTec'TM' ET instrument in use in British Columbia between November 1, 2000 and May 24, 2002. We continue to vigorously defend this matter.

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

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

The table below sets forth certain information regarding our purchases of common stock of BD during the fiscal quarter ended March 31, 2004.

                     Issuer Repurchases of Equity Securities

---------------------------------------------------------------------------------------------------------
                                                                 Total Number of
                                                                 Shares Purchased
                                                                    as Part of        Maximum Number of
                              Total Number of                        Publicly        Shares that may yet
For the three months ended   Shares Purchased   Average Price    Announced Plans     be Purchased Under
March 31, 2004                      (1)         Paid per Share   or Programs (2)    the Plans or Programs
---------------------------------------------------------------------------------------------------------
January 1 - 31, 2004               24,506           $41.99                  --            11,741,000
---------------------------------------------------------------------------------------------------------
February 1 - 29, 2004           1,400,453           $47.99           1,400,000            10,341,000
---------------------------------------------------------------------------------------------------------
March 1 - 31, 2004                660,482           $49.34             660,000             9,681,000
---------------------------------------------------------------------------------------------------------
Total                           2,085,441           $48.34           2,060,000             9,681,000
---------------------------------------------------------------------------------------------------------

     (1) Includes 25,441 shares purchased during the second quarter in open market transactions by the trustee under the Deferred Compensation Plan and the 1996 Directors' Deferral Plan.

     (2) These repurchases were made pursuant to a repurchase program for 10 million shares announced on January 28, 2003 (the "2003 Program") and a repurchase program for 10 million shares announced on January 27, 2004 (the "2004 Program"). BD completed its share repurchases under the 2003 program in March 2004. There is no expiration date for the 2004 Program.

Item 3. Defaults Upon Senior Securities.

     Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

     Our Annual Meeting of Shareholders was held on February 11, 2004, at which the following matters were voted upon:

          i.) A management proposal for the election of four directors for the terms indicated below was voted upon as follows:

                                  Votes
                                 -------
                                                           Votes
          Nominee                 Term         For        Withheld
          -------                -------   -----------   ----------
          Henry P. Becton, Jr.   3 Years   188,899,723   27,520,833
          Edward F. DeGraan      3 Years   192,439,564   23,980,992
          James F. Orr           3 Years   205,784,112   10,636,444
          Margaretha af Ugglas   3 Years   210,906,540    5,514,016

          The directors whose term of office as a director continued after the meeting are: Harry N. Beaty, Edward J. Ludwig, Frank A. Olson, Willard
          J. Overlock, Jr., James E. Perrella, Bertram L. Scott and Alfred
          Sommer.

          ii.) A management proposal to ratify the selection of Ernst & Young, LLP as independent auditors for the fiscal year ending September 30, 2004 was voted upon. 210,424,481 shares were voted for the proposal, 4,780,579 shares were voted against, and 1,215,495 shares abstained.

          iii.) A management proposal to approve the 2004 Employee and Director Equity-Based Compensation Plan was voted upon. 149,740,395 shares were voted for the proposal, 41,480,018 shares were voted against, and 1,743,985 shares abstained.

          iv.) A shareholder proposal requesting the Board of Directors take the necessary steps to provide for cumulative voting in the election of directors was voted upon. 67,196,260 shares were voted for the proposal, 108,537,306 shares were voted against, 17,230,833 shares abstained, and there were 23,456,156 broker non-votes.

Item 5. Other Information.

        Not applicable.

Item 6. Exhibits and Reports on Form 8-K.

     a)   Exhibits

          Exhibit 10 2004 Employee and Director Equity-Based Compensation Plan, as amended and restated as of March 23, 2004.

          Exhibit 31 Certifications of Chief Executive Officer and Chief Financial Officer, pursuant to SEC Rule 13a - 14(a).

          Exhibit 32 Certifications of Chief Executive Officer and Chief Financial Officer, pursuant to Rule 13a - 14(b) and
                       Section 1350 of Chapter 63 of Title 18 of the U.S. Code.

     b)   Reports on Form 8-K

          During the three-month period ended March 31, 2004, we filed the following Current Reports on Form 8-K:

          (1) In a report dated January 26, 2004, we announced recent developments in the matter of Rectractable Technologies, Inc. vs. Becton Dickinson and Company, et al.

          (2) In a report dated January 27, 2004, we announced the declaration of our quarterly dividend and Board authorization of additional share repurchases.

          (3) In a report dated March 29, 2004, we announced the election of Basil L. Anderson to our Board of Directors.

          In addition, during the three-month period ended March 31, 2004, we furnished the following information pursuant to a Current Report on Form 8-K:

          (1) In a report dated January 29, 2004, we announced our results for the first quarter ended December 31, 2003.

          (2) In a report dated January 30, 2004, we furnished information regarding a voluntary product recall.

          (3) In a report dated February 17, 2004, we furnished information regarding a change in beneficial ownership by an executive officer.

          (4) In a report dated February 19, 2004, we furnished information regarding a change in beneficial ownership by an executive officer.

          (5) In a report dated February 25, 2004, we furnished information regarding a stock option exercise by an executive officer.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        Becton, Dickinson and Company
                                                (Registrant)

Dated: May 14, 2004


                                            /s/ John R. Considine
                            ----------------------------------------------------
                                              John R. Considine
                            Executive Vice President and Chief Financial Officer
                                        (Principal Financial Officer)


                                            /s/ William A. Tozzi
                                      ---------------------------------
                                              William A. Tozzi
                                        Vice President and Controller
                                         (Chief Accounting Officer)

                                INDEX TO EXHIBITS

Exhibit Number   Description of Exhibits
--------------   -----------------------

      10 2004 Employee and Director Equity-Based Compensation Plan, as amended and restated as of March 23, 2004.

      31 Certifications of Chief Executive Officer and Chief Financial Officer, pursuant to SEC Rule 13a - 14(a).

      32 Certifications of Chief Executive Officer and Chief Financial Officer, pursuant to Rule 13a - 14(b) and Section 1350 of Chapter 63 of Title 18 of the U.S. Code.

                            STATEMENT OF DIFFERENCES


The trademark symbol shall be expressed as............................... 'TM'