Form 10-Q
period 2004-06-30
BECTON DICKINSON & CO
filed 2004-08-13
CIK 10795

                                    FORM 10-Q
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________________ to ______________

Commission file number 001-4802

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

     Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [X] No [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class of Common Stock       Shares Outstanding as of July 31, 2004
     -----------------------------   --------------------------------------
     Common stock, par value $1.00                 250,548,119

                          BECTON, DICKINSON AND COMPANY
                                    FORM 10-Q
                  For the quarterly period ended June 30, 2004

                                TABLE OF CONTENTS

                                                                              Page Number
                                                                              -----------
Part I.    FINANCIAL INFORMATION
Item 1.    Financial Statements (Unaudited)
              Condensed Consolidated Balance Sheets.........................        3
              Condensed Consolidated Statements of Income...................        4
              Condensed Consolidated Statements of Cash Flows...............        5
              Notes to Condensed Consolidated Financial Statements..........        6
Item 2.    Management's Discussion and Analysis of Financial Condition
              and Results of Operations.....................................       15
Item 3.    Quantitative and Qualitative Disclosures About Market Risk.......       30
Item 4.    Controls and Procedures..........................................       30

Part II.   OTHER INFORMATION

Item 1.    Legal Proceedings................................................       30
Item 2.    Changes in Securities, Use of Proceeds and Issuer Purchases of
              Equity Securities.............................................       32
Item 3.    Defaults Upon Senior Securities..................................       33
Item 4.    Submission of Matters to a Vote of Security Holders..............       33
Item 5.    Other Information................................................       33
Item 6.    Exhibits and Reports on Form 8-K.................................       34

Signatures..................................................................       35

Exhibits....................................................................       36

                          ITEM 1. FINANCIAL STATEMENTS
                          BECTON, DICKINSON AND COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                              Thousands of Dollars

                                                         June 30,    September 30,
                                                           2004           2003
                                                       -----------   -------------
                                                       (Unaudited)
Assets
Current Assets:
   Cash and equivalents                                $   659,511    $   519,886
   Trade receivables, net                                  806,674        781,342
   Inventories:
      Materials                                            124,961        129,958
      Work in process                                      137,779        145,500
      Finished products                                    505,276        519,556
                                                       -----------    -----------
                                                           768,016        795,014
   Prepaid expenses, deferred taxes and other              276,265        242,327
                                                       -----------    -----------
      Total Current Assets                               2,510,466      2,338,569

Property, plant and equipment                            4,053,230      3,905,155
   Less allowances for depreciation and amortization     2,207,504      2,060,384
                                                       -----------    -----------
                                                         1,845,726      1,844,771

Goodwill, Net                                              543,442        536,788
Core and Developed Technology, Net                         228,751        242,683
Other Intangibles, Net                                     104,179        111,713
Capitalized Software, Net                                  292,837        305,608
Other                                                      193,093        192,121
                                                       -----------    -----------
      Total Assets                                     $ 5,718,494    $ 5,572,253
                                                       ===========    ===========

Liabilities and Shareholders' Equity

Current Liabilities:
   Short-term debt                                     $     6,063    $   121,920
   Payables and accrued expenses                         1,000,045        921,454
                                                       -----------    -----------
      Total Current Liabilities                          1,006,108      1,043,374

Long-Term Debt                                           1,149,173      1,184,031

Long-Term Employee Benefit Obligations                     358,223        328,807

Deferred Income Taxes and Other                            126,662        119,087

Commitments and Contingencies

Shareholders' Equity:
   Preferred stock                                          31,736         34,448
   Common stock                                            332,662        332,662
   Capital in excess of par value                          402,423        257,178
   Retained earnings                                     4,235,345      3,950,592
   Unearned ESOP compensation                               (3,708)        (3,693)
   Deferred compensation                                     9,955          8,974
   Common shares in treasury - at cost                  (1,721,362)    (1,439,934)
   Accumulated other comprehensive loss                   (208,723)      (243,273)
                                                       -----------    -----------
      Total Shareholders' Equity                         3,078,328      2,896,954
                                                       -----------    -----------

      Total Liabilities and Shareholders' Equity       $ 5,718,494    $ 5,572,253
                                                       ===========    ===========

See notes to condensed consolidated financial statements

                          BECTON, DICKINSON AND COMPANY
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                   Thousands of Dollars, Except Per-share Data
                                   (Unaudited)

                                        Three Months Ended        Nine Months Ended
                                             June 30,                  June 30,
                                     -----------------------   -----------------------
                                        2004         2003         2004         2003
                                     ----------   ----------   ----------   ----------
Revenues                             $1,257,755   $1,165,369   $3,727,809    3,351,058

Cost of products sold                   624,212      622,387    1,903,145    1,750,854
Selling and administrative              338,052      308,475    1,006,300      891,454
Research and development                 60,800       60,042      184,007      179,921
Litigation settlement                   100,000           --      100,000           --
                                     ----------   ----------   ----------   ----------
Total Operating Costs and Expenses    1,123,064      990,904    3,193,452    2,822,229
                                     ----------   ----------   ----------   ----------

Operating Income                        134,691      174,465      534,357      528,829

Interest expense, net                    (4,128)      (9,658)     (21,018)     (26,944)
Other expense, net                         (701)      (2,036)      (3,865)      (3,799)
                                     ----------   ----------   ----------   ----------

Income Before Income Taxes              129,862      162,771      509,474      498,086

Income tax provision                     20,466       32,753      109,516      112,390
                                     ----------   ----------   ----------   ----------

Net Income                           $  109,396   $  130,018   $  399,958   $  385,696
                                     ==========   ==========   ==========   ==========

Earnings Per Share:

   Basic                             $      .43   $      .51   $     1.58         1.51
                                     ==========   ==========   ==========   ==========
   Diluted                           $      .41   $      .49   $     1.51         1.46
                                     ==========   ==========   ==========   ==========
Dividends Per Common Share           $      .15   $      .10   $      .45   $      .30
                                     ==========   ==========   ==========   ==========

See notes to condensed consolidated financial statements

                          BECTON, DICKINSON AND COMPANY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              Thousands of Dollars
                                   (Unaudited)

                                                            Nine Months Ended
                                                                 June 30,
                                                          ---------------------
                                                             2004        2003
                                                          ---------   ---------
Operating Activities

   Net income                                             $ 399,958   $ 385,696
   Adjustments to net income to derive net cash
      provided by operating activities:
         Depreciation and amortization                      273,724     259,632
         Pension contribution                               (18,000)   (100,000)
         Impairment of intangible assets                         --      30,089
         BGM charges (Note 9)                                38,551          --
         Change in working capital                           73,053     (90,857)
         Other, net                                          54,351      24,406
                                                          ---------   ---------
         Net Cash Provided by Operating Activities          821,637     508,966
                                                          ---------   ---------

Investing Activities

   Capital expenditures                                    (170,040)   (168,181)
   Capitalized software                                     (33,280)    (47,286)
   (Purchases) sales of investments, net                     (8,179)      1,975
   Other, net                                               (47,552)    (30,728)
                                                          ---------   ---------
         Net Cash Used for Investing Activities            (259,051)   (244,220)
                                                          ---------   ---------

Financing Activities

   Change in short-term debt                               (104,408)   (270,145)
   Proceeds of long-term debt                                    --     410,091
   Payments of long-term debt                               (17,202)     (1,230)
   Repurchase of common stock                              (350,002)   (205,636)
   Issuance of common stock from treasury                   163,697      81,481
   Dividends paid                                          (115,110)    (78,839)
                                                          ---------   ---------
         Net Cash Used for Financing Activities            (423,025)    (64,278)
                                                          ---------   ---------

Effect of exchange rate changes on cash and equivalents          64      11,634
                                                          ---------   ---------
         Net increase in cash and equivalents               139,625     212,102

Opening Cash and Equivalents                                519,886     243,115
                                                          ---------   ---------
Closing Cash and Equivalents                              $ 659,511   $ 455,217
                                                          =========   =========

See notes to condensed consolidated financial statements

                          BECTON, DICKINSON AND COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
          Dollar and Share Amounts in Thousands, Except Per-share Data
                                  June 30, 2004

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

Stock-based Compensation

Under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 123 "Accounting for Stock-Based Compensation", the Company accounts for stock-based employee compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. Under the intrinsic value method, compensation cost of stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the exercise price. Accordingly, no stock-based compensation cost relating to stock options has been reflected in the Company's net income for the three and nine months ended June 30, 2004 and 2003, as all options granted under the Company's stock option plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Stock-based compensation cost recorded in the nine-month period ended June 30, 2004 related to performance-based and other stock awards granted under the Company's Stock Award Plan was not material.

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

                                              Three Months Ended June 30,   Nine Months Ended June 30,
                                              ---------------------------   --------------------------
                                                    2004       2003              2004       2003
                                                  --------   --------          --------   --------
Net income, as reported                           $109,396   $130,018          $399,958   $385,696
Less stock-based compensation expense,
   net of tax                                       (7,854)    (8,863)          (24,175)   (26,501)
                                                  --------   --------          --------   --------
Pro forma net income                              $101,542   $121,155          $375,783   $359,195
                                                  ========   ========          ========   ========
Reported earnings per share:
   Basic                                          $    .43   $    .51          $   1.58   $   1.51
   Diluted                                        $    .41   $    .49          $   1.51   $   1.46
                                                  ========   ========          ========   ========
Pro forma earnings per share:
   Basic                                          $    .40   $    .47          $   1.48   $   1.40
   Diluted                                        $    .39   $    .46          $   1.43   $   1.37
                                                  ========   ========          ========   ========

The Company estimated the fair value of stock options using the Black-Scholes option-pricing model, modified for dividends and using certain assumptions for stock price volatility, risk free interest rates, dividend yields and expected terms until exercise. The value determined by the Black-Scholes option-pricing model is based on assumptions at the time of grant and subsequent modifications to such assumptions are not reflected in the value of prior grants. The Black-Scholes model is a trading option-pricing model that does not reflect either the non-traded nature of employee stock options or the limited transferability of such options. This model also does not consider restrictions on trading for all employees, including certain restrictions imposed on senior management of the Company. Therefore, if the Company had used an option-pricing model other than Black-Scholes, pro-forma results different from those shown above may have been reported.

Note 2 - Comprehensive Income

Comprehensive income for the Company is comprised of the following:

                                               Three Months Ended    Nine Months Ended
                                                    June 30,              June 30,
                                              -------------------   -------------------
                                                2004       2003       2004       2003
                                              --------   --------   --------   --------
Net Income                                    $109,396   $130,018   $399,958   $385,696
Other Comprehensive Income, Net of Tax
   Foreign currency translation adjustments    (26,743)   119,524     29,141    201,099
   Unrealized gains on investments,
      net of amounts recognized                    348      4,081      1,111      6,929
   Unrealized gains (losses) on cash flow
      hedges, net of amounts realized            9,096     (4,909)     4,298     (6,999)
                                              --------   --------   --------   --------
Comprehensive Income                          $ 92,097   $248,714   $434,508   $586,725
                                              ========   ========   ========   ========

The amount of unrealized gains or losses on investments and cash flow hedges in comprehensive income has been adjusted to reflect any realized gains and recognized losses included in net income during the three and nine months ended June 30, 2004 and 2003.

Note 3 - Earnings per Share

The following table sets forth the computations of basic and diluted earnings per share:

                                       Three Months Ended    Nine Months Ended
                                            June 30,              June 30,
                                      -------------------   -------------------
                                        2004       2003       2004       2003
                                      --------   --------   --------   --------
Net Income                            $109,396   $130,018   $399,958   $385,696
Preferred stock dividends                 (520)      (578)    (1,605)    (1,779)
                                      --------   --------   --------   --------

Income available to common
   shareholders (A)                    108,876    129,440    398,353    383,917

Preferred stock dividends -
   using "if converted" method             520        578      1,605      1,779
Additional ESOP contribution -
   using "if converted" method              (2)      (116)       (33)      (375)
                                      --------   --------   --------   --------
Income available to common
   shareholders after assumed
   conversions (B)                    $109,394   $129,902   $399,925   $385,321
                                      ========   ========   ========   ========

Average common shares
   outstanding (C)                     252,433    255,038    252,617    255,008
Dilutive stock equivalents from
   stock plans                           8,461      6,239      7,949      5,176
Shares issuable upon conversion
   of preferred stock                    3,442      3,811      3,442      3,811
                                      --------   --------   --------   --------
Average common and common
   equivalent shares outstanding
   - assuming dilution (D)             264,336    265,088    264,008    263,995
                                      ========   ========   ========   ========

Basic earnings per share (A/C)        $    .43   $    .51   $   1.58   $   1.51
                                      ========   ========   ========   ========
Diluted earnings per share (B/D)      $    .41   $    .49   $   1.51   $   1.46
                                      ========   ========   ========   ========

During the three and nine months ended June 30, 2004, 1,076 and 6,946 common shares, respectively were issued upon exercise of stock options. During the three and nine months ended June 30, 2003, 2,732 and 4,750 common shares, respectively were issued upon exercise of stock options.

Note 4 - Contingencies

The Company is involved, both as a plaintiff and a defendant, in various legal proceedings and claims which arise in the ordinary course of business.

Given the uncertain nature of litigation generally, the Company is not able to estimate the amount or range of loss that could result from an unfavorable outcome of the litigation to which it is a party. In accordance with generally accepted accounting principles, the Company establishes reserves to the extent probable future losses are estimable. While the Company believes that the claims against it, upon resolution, should not have a material adverse effect on the Company, in view of the uncertainties discussed above, the Company could incur charges in excess of any currently established reserves and, to the extent available, excess liability insurance. Accordingly, in the opinion of management, any such future charges, individually or in the aggregate, could have a material adverse effect on the Company's consolidated results of operations and consolidated net cash flows in the period or periods in which they are recorded or paid. The Company continues to believe that it has valid defenses to each of the suits pending against it and is engaged in a vigorous defense of each of these matters. Further discussion of legal proceedings is included in Note 11 in Notes to Condensed Consolidated Financial Statements, below, and Part II of this Report on Form 10-Q.

Note 5 - Segment Data

The Company's organizational structure is based upon its three principal business segments: BD Medical ("Medical"), BD Diagnostics ("Diagnostics"), and BD Biosciences ("Biosciences"). The Company evaluates segment performance based upon operating income. Segment operating income represents revenues reduced by product costs and operating expenses. Financial information for the Company's segments is as follows:

                                  Three Months Ended        Nine Months Ended
                                       June 30,                   June 30,
                               -----------------------   -----------------------
                                  2004         2003         2004         2003
                               ----------   ----------   ----------   ----------
Revenues
   Medical                     $  682,645   $  648,428   $1,992,154   $1,821,884
   Diagnostics                    374,195      338,183    1,158,015    1,026,637
   Biosciences                    200,915      178,758      577,640      502,537
                               ----------   ----------   ----------   ----------
      Total Revenues (A)       $1,257,755   $1,165,369   $3,727,809   $3,351,058
                               ==========   ==========   ==========   ==========

                                     Three Months Ended           Nine Months Ended
                                          June 30,                     June 30,
                                  -----------------------      -----------------------
                                     2004          2003           2004          2003
                                  ---------      --------      ---------      --------
Segment Operating Income
   Medical                        $ 155,075      $150,218      $ 398,281(B)   $402,827
   Diagnostics                       86,009        72,385        271,135       223,412
   Biosciences                       41,819          (318)(C)    117,247        46,896(C)
                                  ---------      --------      ---------      --------
      Total Segment Operating
         Income                     282,903       222,285        786,663       673,135
   Unallocated Items (D)           (153,041)(E)   (59,514)      (277,189)(E)  (175,049)
                                  ---------      --------      ---------      --------
Income Before Income Taxes        $ 129,862      $162,771      $ 509,474      $498,086
                                  =========      ========      =========      ========

                                     Three Months Ended        Nine Months Ended
                                           June 30,                 June 30,
                                  -----------------------   -----------------------
                                     2004         2003         2004         2003
                                  ----------   ----------   ----------   ----------
Revenues by Organizational
   Units
BD Medical
   Medical Surgical Systems       $  389,231   $  370,374   $1,147,554   $1,057,291
   Diabetes Care                     147,992      137,114      431,086      390,491
   Pharmaceutical Systems            131,211      127,348      371,786      334,399
   Ophthalmic Systems                 14,211       13,592       41,728       39,703
                                  ----------   ----------   ----------   ----------
                                  $  682,645   $  648,428   $1,992,154   $1,821,884
                                  ----------   ----------   ----------   ----------
BD Diagnostics
   Preanalytical Systems          $  201,945   $  180,372   $  582,868   $  523,632
   Diagnostic Systems                172,250      157,811      575,147      503,005
                                  ----------   ----------   ----------   ----------
                                  $  374,195   $  338,183   $1,158,015   $1,026,637
                                  ----------   ----------   ----------   ----------
BD Biosciences
   Immunocytometry Systems        $  102,108   $   84,081   $  287,815   $  231,613
   Clontech                           14,934       15,811       46,074       48,854
   Pharmingen                         36,123       32,217      102,565       90,160
   Discovery Labware                  47,750       46,649      141,186      131,910
                                  ----------   ----------   ----------   ----------
                                  $  200,915   $  178,758   $  577,640   $  502,537
                                  ----------   ----------   ----------   ----------
Total                             $1,257,755   $1,165,369   $3,727,809   $3,351,058
                                  ==========   ==========   ==========   ==========

(A)  Intersegment revenues are not material.

(B) Current year amount includes $45,024 of charges related to blood glucose monitoring products as discussed further in Note 9 in Notes to the Condensed Consolidated Financial Statements.

(C) Prior year amounts included $34,231 of charges for the quarter and nine months related to the write down of intangible assets and inventory.

(D) Includes primarily interest, net; foreign exchange; corporate expenses; and certain legal costs.

(E) Current year amounts include the litigation settlement of $100,000 as discussed further in Note 11 in Notes to Condensed Consolidated Financial Statements.

Note 6 - Special Charges

In fiscal year 2002, the Company recorded special charges of $21,508 associated with a manufacturing restructuring program in the Medical segment that was aimed at optimizing manufacturing efficiencies and improving the Company's competitiveness in the different markets in which it operates. This program involved the termination of 533 employees in China, France, Germany, Ireland, Mexico and the United States. As of June 30, 2004, 525 of the targeted employees had been severed. The Company expects the remaining terminations to be substantially completed and the related accrued severance to be substantially paid in the first quarter of fiscal 2005.

A summary of the 2002 special charge accrual activity during the first nine months of fiscal 2004 follows:

                                        Severance   Restructuring
                                        ---------   -------------
Accrual Balance at September 30, 2003    $ 1,800        $100
Payments                                  (1,000)         --
                                         -------        ----
Accrual Balance at June 30, 2004         $   800        $100
                                         =======        ====

Note 7 - Goodwill and Other Intangible Assets

The components of intangible assets are as follows:

                                         June 30, 2004          September 30, 2003
                                   -----------------------   -----------------------
                                     Gross                     Gross
                                   Carrying    Accumulated   Carrying    Accumulated
                                    Amount    Amortization    Amount    Amortization
                                   --------   ------------   --------   ------------
Amortized intangible assets:
   Core and Developed Technology   $353,414     $124,663     $352,372     $109,689
   Patents, Trademarks, & Other     318,502      229,460      314,211      217,635
                                   --------     --------     --------     --------
      Total                        $671,916     $354,123     $666,583     $327,324
                                   ========     ========     ========     ========

Unamortized intangible assets:
   Goodwill                        $543,442                  $536,788
   Trademarks                        15,137                    15,137
                                   --------                  --------
      Total                        $558,579                  $551,925
                                   ========                  ========

The change in the carrying amount of goodwill for the nine months ended June 30, 2004 relates to foreign currency translation adjustments.

The estimated intangible amortization expense for the fiscal years ending September 30, 2004 to 2009 are as follows: 2004 - $35,200; 2005 - $34,600; 2006
- $31,900; 2007 - $31,700; 2008 - $30,500; 2009 - $29,200.

During the third quarter of fiscal 2003, the Company decided to discontinue the development of certain products and product applications associated with the BD IMAGN'TM' instrument platform in the Biosciences segment. As a result, the Company recorded an impairment loss of $26,717 (a component of the total charge of $34,231 as discussed in Note 5 in Notes to Condensed Consolidated Financial Statements, above) in cost of products sold. This loss included the write-down of $25,230 of core and developed technology, $960 of indefinite-lived trademarks, and $527 of licenses. The impairment loss was calculated using estimated discounted future cash flows.

Note 8 - Adoption of New Accounting Standards

In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 significantly changes whether entities included in its scope are consolidated by their sponsors, transferors or investors. The Interpretation introduces a new consolidation model, "the variable interests model," which determines control based on potential variability in gains and losses of the entity being evaluated for consolidation. Under FIN 46, variable interest entities are to be consolidated if certain conditions are met. Variable interests are contractual, ownership or other interests in an entity that expose their holders to the risks and rewards of the variable interest entity. Variable interests include equity investments, leases, derivatives, guarantees and other instruments whose values change with changes in the variable interest entity's assets. The Company adopted FIN 46 in the second quarter of 2004, which had no impact on the Company's consolidated financial position, results of operations or financial disclosures.

In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Act") was signed into law. The Act introduces a prescription drug benefit under Medicare, as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare. Detailed regulations necessary to implement the Act have not yet been issued. Based upon preliminary analyses, the Company expects the impact of the Act to have a favorable, yet immaterial, impact on its consolidated financial position and results of operations.

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

Net pension and postretirement expense included the following components for the three months ended June 30:

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
                                             ========   ========          =======   =======

Net pension expense attributable to foreign plans included in the preceding table was $3,713 and $3,326 for the three months ended June 30, 2004 and 2003, respectively.

Net pension and postretirement expense included the following components for the nine months ended June 30:

                                                Pension Plans      Other Postretirement Benefits
                                             -------------------   -----------------------------
                                               2004       2003              2004      2003
                                             --------   --------          -------   -------
Components of net pension and
   postretirement costs:
      Service cost                           $ 42,099   $ 33,600          $ 2,625   $ 2,370
      Interest cost                            46,269     40,554           11,523    10,863
      Expected return on plan assets          (38,319)   (35,394)              --        --
      Amortization of prior service cost          177         63           (4,677)   (4,674)
      Amortization of loss                     13,011      9,840            3,894     2,508
      Other                                      (228)      (102)              --        --
                                             --------   --------          -------   -------
      Net pension and postretirement costs   $ 63,009   $ 48,561          $13,365   $11,067
                                             ========   ========          =======   =======

Net pension expense attributable to foreign plans included in the preceding table was $11,139 and $9,978 for the nine months ended June 30, 2004 and 2003, respectively.

The Company contributed $18,000, on a discretionary basis, to increase the funding for the U.S. pension plan during the third quarter of 2004.

Note 11 - Litigation Settlement

On July 2, 2004, the Company entered into an agreement to settle the lawsuit filed against it by Retractable Technologies, Inc. (RTI). The settlement was paid on July 6, 2004. The Company recorded the related pretax charge of $100,000 ($63,000 after taxes and approximately 24 cents per diluted share) in the Company's results of operations for the three and nine months ended June 30, 2004.

Note 12 - Subsequent Event

On July 1, 2004, the Company acquired the outstanding equity interest in Atto Bioscience, Inc., a privately-held company specializing in optical instrumentation, software, and reagents for real-time analysis of interactions taking place in living cells. The purchase price was approximately $25,300 in cash, subject to certain post-closing adjustments. The transaction will be recorded in the Company's financial statements during the fourth quarter of fiscal 2004.

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

The results of our strategies are reflected in our third quarter 2004 performance. BD reported third quarter revenues of $1.258 billion, an increase of 8% from the same period a year ago. After excluding the favorable impact of foreign currency translation, revenues for the quarter increased approximately 5%. For the nine-month period, reported revenues of $3.728 billion represented an 11% increase from a year ago, or approximately 6% at constant foreign exchange rates. Sales in the United States of safety-engineered devices grew 14% to $190 million in the third quarter of 2004. International revenue growth of 10% and 16% for the three and nine-month period, respectively, was favorably affected by foreign currency translation, primarily the Euro. After excluding the favorable impact of foreign currency translation, international revenues grew approximately 4% and 5% for the three and nine-month period, respectively. As further discussed in our 2003 Annual Report on Form 10-K, we face currency exposure that arises from translating the results of our worldwide operations to the U.S. dollar at exchange rates that have fluctuated from the beginning of the period. We purchase option and forward contracts to partially protect against adverse foreign exchange rate movements.

Our balance sheet remains strong with net cash provided by operations at approximately $822 million for the nine months ended June 30, 2004 and our debt-to-capitalization ratio (shareholders' equity, net non-current deferred income tax liabilities, and debt) was reduced to 26.7% at June 30, 2004 from 30.4% at September 30, 2003.

Our ability to sustain our long-term growth will depend on a number of factors, including our ability to expand our core business (including geographical expansion), develop innovative new products with higher gross profit margins across our business segments, and continue to improve operating efficiency and organizational effectiveness. Numerous factors can affect our ability to achieve these goals, including without limitation, U.S and global economic conditions, increased competition and healthcare cost containment initiatives.

Our anticipated revenue growth over the next three years is expected to come from the following:

     o Core business growth and expansion, including the continued transition to safety-engineered devices;

     o    Expanding the sale of our high quality products around the globe; and,

     o Development in each business segment of new products and services that have higher benefits to patients, healthcare workers and researchers.

Results of Operations

Revenues

Refer to Note 5 in the Notes to Condensed Consolidated Financial Statements for segment financial data.

Medical Segment - Third quarter revenues of $683 million represented an increase of 5% from the prior year's period, or 2% at constant foreign exchange rates. Medical revenues reflect the continued conversion in the United States to safety-engineered products which had sales of $110 million, as compared with $101 million in the prior year's quarter. The Medical sales growth rate in the current quarter was constrained by comparison to a particularly strong quarter in fiscal 2003. For the nine-month period, Medical revenue of $1.992 billion represented growth from the prior period of 9%, or 4% excluding the favorable impact of foreign currency translation.

Diagnostics Segment - Third quarter revenues of $374 million represented an increase of 11% over the prior year period, or 8% excluding the favorable impact of foreign currency translation. Diagnostics revenues reflect the continued conversion in the United States to safety-engineered products which had sales of $80 million, as compared with $66 million in the prior year's quarter. Revenues for the Diagnostic Systems unit grew 9% to $172 million reflecting, among other things, solid worldwide sales of BD ProbeTec'TM' ET instrument platforms. For the nine-month period, Diagnostics revenues of $1.158 billion represented growth from the prior year period of 13%, or 8% excluding the favorable impact of foreign currency translation.

Biosciences Segment - Third quarter revenues of $201 million represented an increase of 12% over the prior year period, or 9% excluding the favorable impact of foreign currency translation. Instrument revenue growth was driven by sales of the recently launched BD FACSCanto'TM' and BD FACSArray'TM' analyzers and continued strong performance of the BD FACSAria'TM' cell sorter. Sales of flow cytometry reagents were also strong in both the clinical and research markets. Clontech revenues continue to be negatively affected by a slowdown in certain segments of the research market, as well as by competitive pressures. For the nine-month period, Biosciences revenues of $578 million represented growth from the prior year period of 15%, or 9% excluding the favorable impact of foreign currency translation.

Segment Operating Income

Medical Segment

Segment operating income for the third quarter was $155 million, an increase of 3% when compared to $150 million in the prior year's third quarter, reflecting the fluctuations in revenues, as discussed above. In addition, investment spending associated with our blood glucose monitoring ("BGM") products was offset, in part by the benefits resulting from the 2002 Medical restructuring plan (see Note 6 in the Notes to Condensed Consolidated Financial Statements). Segment operating income for the nine-month period was $398 million (after taking into account $45 million of BGM charges as discussed in Note 9 in Notes to the Condensed Consolidated Financial Statements), compared to $403 million in the prior year period. Segment operating income growth for the nine-month period, excluding the BGM charges, reflects increased sales of products with higher gross profit margins and the benefits of the 2002 Medical restructuring plan.

Diagnostics Segment

Segment operating income for the third quarter was $86 million compared to $72 million in the prior year's third quarter and reflects fluctuations in revenues as discussed above, as well as solid operational performance. Segment operating income for the nine-month period was $271 million compared to $223 million in the prior year period, and reflected increased sales of products with higher gross profit margins, including safety-engineered products and the BD ProbeTec'TM' ET instrument platform.

Biosciences Segment

Segment operating income was $42 million for the third quarter compared to a small loss in the prior year's quarter which included non-cash charges of $34 million, as discussed below. Segment operating income for the nine-month period was $117 million compared to $47 million in the prior year nine-month period. Excluding the impact of the non-cash charges, segment operating income growth resulted from increased sales of flow cytometry products, including the BD FASCAria'TM' cell sorter and recently launched BD FACSCanto'TM' and BD FACSArray'TM' analyzers. In addition, segment operating income benefited from recent reductions in the number of employees of the Clontech and Pharmingen units.

During the third quarter of the prior year, we recorded non-cash charges of $34 million in cost of products sold. The majority of these charges related to the third quarter decision to discontinue the development of certain products and product applications associated with the BD IMAGN'TM' instrument platform in the Biosciences segment. As a result, we recorded an impairment charge of $27 million for the related intangible assets and inventory. In addition, as the result of a review of under-performing portions of its molecular biology product line, the Biosciences segment also wrote down the value of related inventory and intellectual property by $7 million. See Note 7 in Notes to Condensed Consolidated Financial Statements for further discussion of the write down of the intangible assets.

Gross Profit Margin

Gross profit margin was 50.4% for the third quarter and 48.9% for the nine-month period, compared with 46.6% and 47.8%, respectively, for the comparable prior year periods. Excluding the BGM charges (see Note 9 in the Notes to Condensed Consolidated Financial Statements) in the current year and the $34 million non-cash charges in the prior year, as described above, the increase in gross profit margin for the third quarter and nine-month period reflected increased sales of products with higher gross profit margins, including safety-engineered products, diabetes-related products and the BD ProbeTec'TM' ET instrument platform. In addition, gross profit margin benefited from the effects of the 2002 Medical restructuring plan, discussed above.

Selling and Administrative Expense

Selling and administrative expense increased to 26.9% of revenues for the third quarter and 27.0% of revenues for the nine-month period, compared with the prior year's ratios of 26.5% and 26.6%, respectively. Aggregate expenses were higher for these periods, reflecting increased investment in various strategic initiatives, in particular, blood glucose monitoring products.

Litigation Settlement

As discussed in Note 11 in Notes to Condensed Consolidated Financial Statements, BD recorded a pretax charge of $100 million (approximately $63 million after taxes and approximately 24 cents per diluted share) in its results of operations for the three and nine months ended June 30, 2004 related to the settlement of the litigation brought by Retractable Technologies, Inc. (RTI).

Interest Expense, Net

Interest expense, net, decreased to $4.1 million in the current quarter from $9.7 million in the prior year's quarter. This decrease was primarily due to the conclusion of certain tax examinations during the current quarter which resulted in the recognition of interest income.

Income Taxes

The reported income tax rate was 16% for the third quarter and 21% for the nine-month period in the current year. The prior year's tax rates were 20% for the quarter, and 23% for the nine-month period which includes the effect of the non-cash charges discussed above. We expect the tax rate for the 2004 fiscal year to be approximately 23%, which reflects a 1% benefit due to the BGM charges, and a 1% benefit due to the settlement of litigation.

Net Income and Earnings Per Share

Net income and diluted earnings per share for the third quarter were $109 million and 41 cents, respectively, compared with $130 million and 49 cents in the comparable prior year period. The litigation settlement in the third quarter reduced net income by approximately $63 million and diluted earnings per share by 24 cents. Non-cash charges in the prior year's quarter, as discussed above, reduced net income by approximately $20 million and diluted earnings per share by 8 cents. Net income and diluted earnings per share for the current nine-month period were $400 million and $1.51, respectively, compared with $386 million and $1.46 in the prior year. BGM charges in the first quarter of 2004 reduced net income by $28 million and diluted earnings per share by 11 cents.

Liquidity and Capital Resources

Net cash provided by operating activities, which continues to be our primary source of funds to finance operating needs and capital expenditures, was $822 million during the nine-month period of fiscal 2004, and $509 million in the same period in fiscal 2003. Net cash provided by operations was reduced by $18 million and $100 million in discretionary cash contributions to the U.S. pension plan during the first nine months of fiscal 2004 and fiscal 2003, respectively. BD's funding policy for its defined benefit pension plans is to contribute amounts sufficient to meet the minimum funding requirement of the Employee Retirement Income Security Act of 1974, plus any additional amounts that management may determine to be appropriate considering the funded status of the plans, tax deductibility, our cash flows, and other factors. As further discussed in our fiscal year 2003 Annual Report on Form 10-K, changes in pension costs may occur in the future due to changes in assumptions inherent in the actuarial valuations used, in part, to determine the Company's minimum funding obligations. The litigation settlement, referred to above, was paid in July 2004 and the payment will be reflected in the Consolidated Statement of Cash Flows during the fourth quarter of fiscal 2004.

Net cash used for investing activities for the nine-month period of the current year was $259 million, compared to $244 million in the same period a year ago. Capital expenditures were $170 million in the first nine months of fiscal 2004 and $168 million in the same period in fiscal 2003. We expect capital spending for fiscal 2004 to be between $275 million and $300 million. Capitalized software in the nine-month period of fiscal 2004 included approximately $19 million of costs associated with a business information systems upgrade within our Biosciences segment in the United States, which was not within the scope of our "Genesis" worldwide systems implementation which was substantially completed in 2003. Similar to our accounting for the costs of Genesis, these costs are capitalized in accordance with the AICPA's Statement of Position 98-1 "Accounting for Costs of Computer Software Developed or Obtained for Internal Use."

Net cash used for financing activities in the nine-month period of the current year was $423 million, compared to $64 million in the prior year period, and included the repurchase of shares of our common stock for approximately $350 million, compared to approximately $206 million in the prior year period. As of June 30, 2004, authorization to repurchase an additional 6.2 million common shares remained under a January 2004 resolution of the Board of Directors.
Stock repurchases were offset, in part, by the issuance of common stock from treasury due to the exercising of stock options by employees. In the current year, cash used for the repayment of debt was approximately $122 million while, in the prior year, proceeds from the issuance of debt were approximately $410 million, of which $270 million was used to repay short-term debt. As of June 30, 2004, total debt of $1.2 billion represented 26.7% of total capital (shareholders' equity, net non-current deferred income tax liabilities, and debt), down from 30.4% at September 30, 2003. We have in place a commercial paper borrowing program that is available to meet our short-term financing needs, including working capital requirements. There were no borrowings outstanding under this program as of June 30, 2004. As discussed in our fiscal year 2003 Annual Report on Form 10-K, we had in place two syndicated credit facilities totaling $900 million in order to provide backup support for our commercial paper program and for other general corporate purposes. These consisted of a $450 million 364-day Credit Agreement expiring in August 2004 and a $450 million Five Year Credit Agreement expiring in August 2006. In
August 2004, we amended and restated the Five Year Credit Agreement, increasing the amount available from $450 million to $900 million and extending the expiration date from August 2006 to August 2009. At the same time, we terminated the $450 million 364-day Credit Agreement due to expire in August 2004. Therefore, total syndicated credit facilities continue to be $900 million. The amended and restated facility contains a single financial covenant that requires BD to maintain an interest expense coverage ratio (ratio of earnings before income taxes, depreciation and amortization to interest expense) of not less than 5-to-1 for the most recent four consecutive fiscal quarters. For the last eight consecutive fiscal quarters, this ratio has ranged from 16-to-1 up to 20-to-1. Given the availability of this facility and our strong credit ratings, we continue to have a high degree of confidence in our ability to refinance debt maturities, as well as to incur substantial additional debt, if required.

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

BECTON, DICKINSON AND COMPANY
SUPPLEMENTAL REVENUE INFORMATION
REVENUES BY BUSINESS SEGMENTS AND UNITS
Three Months Ended June 30,
(Unaudited; Amounts in thousands)

                                                          U.S. Revenues
                                                  ------------------------------
                                                    2004       2003     % Change
                                                  ------------------------------
BD MEDICAL
   Medical Surgical Systems                       $200,407   $190,831      5.0
   Diabetes Care                                    85,693     81,329      5.4
   Pharmaceutical Systems                           24,382     28,029    (13.0)
   Ophthalmic Systems                                5,830      5,847     (0.3)
--------------------------------------------------------------------------------
TOTAL                                             $316,312   $306,036      3.4
--------------------------------------------------------------------------------

BD DIAGNOSTICS
   Preanalytical Systems                          $113,305   $102,869     10.1
   Diagnostic Systems                               93,537     88,019      6.3
--------------------------------------------------------------------------------
TOTAL                                             $206,842   $190,888      8.4
--------------------------------------------------------------------------------

BD BIOSCIENCES
   Discovery Labware                              $ 26,353   $ 25,053      5.2
   Immunocytometry Systems                          39,871     34,960     14.0
   Clontech                                          8,076      8,091     (0.2)
   Pharmingen                                       19,156     18,060      6.1
--------------------------------------------------------------------------------
TOTAL                                             $ 93,456   $ 86,164      8.5
--------------------------------------------------------------------------------

TOTAL UNITED STATES                               $616,610   $583,088      5.7
--------------------------------------------------------------------------------

BECTON, DICKINSON AND COMPANY
SUPPLEMENTAL REVENUE INFORMATION
REVENUES BY BUSINESS SEGMENTS AND UNITS
Three Months Ended June 30, (continued)
(Unaudited; Amounts in thousands)

                                             International Revenues
                              ----------------------------------------------------
                                                               % Change
                                                    ------------------------------
                                                                              FX
                                2004       2003     Reported   FX Neutral   Impact
                              ----------------------------------------------------
BD MEDICAL
   Medical Surgical Systems   $188,824   $179,543      5.2         0.2        5.0
   Diabetes Care                62,299     55,785     11.7         5.2        6.5
   Pharmaceutical Systems      106,829     99,319      7.6         0.4        7.2
   Ophthalmic Systems            8,381      7,745      8.2        (0.1)       8.3
----------------------------------------------------------------------------------
TOTAL                         $366,333   $342,392      7.0         1.0        6.0
----------------------------------------------------------------------------------

BD DIAGNOSTICS
   Preanalytical Systems      $ 88,640   $ 77,503     14.4         7.8        6.6
   Diagnostic Systems           78,713     69,792     12.8         6.2        6.6
----------------------------------------------------------------------------------
TOTAL                         $167,353   $147,295     13.6         7.0        6.6
----------------------------------------------------------------------------------

BD BIOSCIENCES
   Discovery Labware          $ 21,397   $ 21,596     (0.9)       (7.4)       6.5
   Immunocytometry Systems      62,237     49,121     26.7        20.0        6.7
   Clontech                      6,858      7,720    (11.2)      (17.1)       5.9
   Pharmingen                   16,967     14,157     19.8        11.6        8.2
----------------------------------------------------------------------------------
TOTAL                         $107,459   $ 92,594     16.1         9.2        6.9
----------------------------------------------------------------------------------

TOTAL INTERNATIONAL           $641,145   $582,281     10.1         3.9        6.2
----------------------------------------------------------------------------------

BECTON, DICKINSON AND COMPANY
SUPPLEMENTAL REVENUE INFORMATION
REVENUES BY BUSINESS SEGMENTS AND UNITS
Three Months Ended June 30, (continued)
(Unaudited; Amounts in thousands)

                                                  Total Revenues
                              --------------------------------------------------------
                                                                   % Change
                                                        ------------------------------
                                                                                  FX
                                 2004         2003      Reported   FX Neutral   Impact
                              --------------------------------------------------------
BD MEDICAL
   Medical Surgical Systems   $  389,231   $  370,374      5.1         2.7        2.4
   Diabetes Care                 147,992      137,114      7.9         5.3        2.6
   Pharmaceutical Systems        131,211      127,348      3.0        (2.6)       5.6
   Ophthalmic Systems             14,211       13,592      4.6        (0.2)       4.8
--------------------------------------------------------------------------------------
TOTAL                         $  682,645   $  648,428      5.3         2.1        3.2
--------------------------------------------------------------------------------------

BD DIAGNOSTICS
   Preanalytical Systems      $  201,945   $  180,372     12.0         9.1        2.9
   Diagnostic Systems            172,250      157,811      9.1         6.2        2.9
--------------------------------------------------------------------------------------
TOTAL                         $  374,195   $  338,183     10.6         7.8        2.8
--------------------------------------------------------------------------------------

BD BIOSCIENCES
   Discovery Labware          $   47,750   $   46,649      2.4        (0.7)       3.1
   Immunocytometry Systems       102,108       84,081     21.4        17.5        3.9
   Clontech                       14,934       15,811     (5.5)       (8.5)       3.0
   Pharmingen                     36,123       32,217     12.1         8.5        3.6
--------------------------------------------------------------------------------------
TOTAL                         $  200,915   $  178,758     12.4         8.9        3.5
--------------------------------------------------------------------------------------

TOTAL REVENUES                $1,257,755   $1,165,369      7.9         4.8        3.1
--------------------------------------------------------------------------------------

BECTON, DICKINSON AND COMPANY
SUPPLEMENTAL REVENUE INFORMATION
REVENUES BY BUSINESS SEGMENTS AND UNITS
Nine Months Ended June 30,
(Unaudited; Amounts in thousands)

                                                          U.S. Revenues
                                              ----------------------------------
                                                 2004         2003      % Change
                                              ----------------------------------
BD MEDICAL
   Medical Surgical Systems                   $  595,344   $  564,313      5.5
   Diabetes Care                                 249,272      240,483      3.7
   Pharmaceutical Systems                         79,013       72,351      9.2
   Ophthalmic Systems                             17,118       18,109     (5.5)
--------------------------------------------------------------------------------
TOTAL                                         $  940,747   $  895,256      5.1
--------------------------------------------------------------------------------

BD DIAGNOSTICS
   Preanalytical Systems                      $  329,396   $  306,850      7.3
   Diagnostic Systems                            301,782      281,776      7.1
--------------------------------------------------------------------------------
TOTAL                                         $  631,178   $  588,626      7.2
--------------------------------------------------------------------------------

BD BIOSCIENCES
   Discovery Labware                          $   74,233   $   71,399      4.0
   Immunocytometry Systems                       104,768       87,300     20.0
   Clontech                                       23,163       24,353     (4.9)
   Pharmingen                                     53,638       50,994      5.2
--------------------------------------------------------------------------------
TOTAL                                         $  255,802   $  234,046      9.3
--------------------------------------------------------------------------------

TOTAL UNITED STATES                           $1,827,727   $1,717,928      6.4
--------------------------------------------------------------------------------

BECTON, DICKINSON AND COMPANY
SUPPLEMENTAL REVENUE INFORMATION
REVENUES BY BUSINESS SEGMENTS AND UNITS
Nine Months Ended June 30, (continued)
(Unaudited; Amounts in thousands)

                                                 International Revenues
                              -----------------------------------------------------------
                                                                    % Change
                                                        ---------------------------------
                                 2004         2003      Reported   FX Neutral   FX Impact
                              -----------------------------------------------------------
BD MEDICAL
   Medical Surgical Systems   $  552,210   $  492,978     12.0         2.6          9.4
   Diabetes Care                 181,814      150,008     21.2         9.0         12.2
   Pharmaceutical Systems        292,773      262,048     11.7        (0.8)        12.5
   Ophthalmic Systems             24,610       21,594     14.0         2.5         11.5
-----------------------------------------------------------------------------------------
TOTAL                         $1,051,407   $  926,628     13.5         2.7         10.8
-----------------------------------------------------------------------------------------

BD DIAGNOSTICS
   Preanalytical Systems      $  253,472   $  216,782     16.9         5.5         11.4
   Diagnostic Systems            273,365      221,229     23.6        12.5         11.1
-----------------------------------------------------------------------------------------
TOTAL                         $  526,837   $  438,011     20.3         9.1         11.2
-----------------------------------------------------------------------------------------

BD BIOSCIENCES
   Discovery Labware          $   66,953   $   60,511     10.6        (0.2)        10.8
   Immunocytometry Systems       183,047      144,313     26.8        15.6         11.2
   Clontech                       22,911       24,501     (6.5)      (15.5)         9.0
   Pharmingen                     48,927       39,166     24.9        11.7         13.2
-----------------------------------------------------------------------------------------
TOTAL                         $  321,838   $  268,491     19.9         8.6         11.3
-----------------------------------------------------------------------------------------

TOTAL INTERNATIONAL           $1,900,082   $1,633,130     16.3         5.4         10.9
-----------------------------------------------------------------------------------------

BECTON, DICKINSON AND COMPANY
SUPPLEMENTAL REVENUE INFORMATION
REVENUES BY BUSINESS SEGMENTS AND UNITS
Nine Months Ended June 30, (continued)
(Unaudited; Amounts in thousands)

                                                          Total
                              -----------------------------------------------------------
                                                                    % Change
                                                        ---------------------------------
                                 2004         2003      Reported   FX Neutral   FX Impact
                              -----------------------------------------------------------
BD MEDICAL
   Medical Surgical Systems   $1,147,554   $1,057,291      8.5         4.1         4.4
   Diabetes Care                 431,086      390,491     10.4         5.7         4.7
   Pharmaceutical Systems        371,786      334,399     11.2         1.4         9.8
   Ophthalmic Systems             41,728       39,703      5.1        (1.1)        6.2
-----------------------------------------------------------------------------------------
TOTAL                         $1,992,154   $1,821,884      9.3         3.9         5.4
-----------------------------------------------------------------------------------------

BD DIAGNOSTICS
   Preanalytical Systems      $  582,868   $  523,632     11.3         6.6         4.7
   Diagnostic Systems            575,147      503,005     14.3         9.5         4.8
-----------------------------------------------------------------------------------------
TOTAL                         $1,158,015   $1,026,637     12.8         8.0         4.8
-----------------------------------------------------------------------------------------

BD BIOSCIENCES
   Discovery Labware          $  141,186   $  131,910      7.0         2.1         4.9
   Immunocytometry Systems       287,815      231,613     24.3        17.2         7.1
   Clontech                       46,074       48,854     (5.7)      (10.2)        4.5
   Pharmingen                    102,565       90,160     13.8         8.0         5.8
-----------------------------------------------------------------------------------------
TOTAL                         $  577,640   $  502,537     14.9         8.9         6.0
-----------------------------------------------------------------------------------------

TOTAL REVENUES                $3,727,809   $3,351,058     11.2         5.9         5.3
-----------------------------------------------------------------------------------------

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

o Pending and potential litigation or other proceedings adverse to BD, including product liability claims, patent infringement claims, and antitrust claims, as well as other risks and uncertainties detailed from time to time in our Securities and Exchange Commission filings.

o The effects, if any, of adverse media exposure or other publicity regarding BD's business or operations.

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

Item 4. Controls and Procedures

An evaluation was carried out by BD's management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of BD's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of June 30, 2004. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were, as of the end of the period covered by this report, effective and designed to ensure that material information relating to BD and its consolidated subsidiaries would be made known to them by others within these entities. There were no changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2004 identified in connection with the above-referenced evaluation that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

     We are involved, both as a plaintiff and a defendant, in various legal proceedings which arise in the ordinary course of business, including product liability and environmental matters.

     A more complete description of legal proceedings has been set forth in our 2003 Annual Report on Form 10-K (the "10-K") and our Form 10-Q for the quarter ended March 31, 2004. During the quarter ended June 30, 2004 and subsequent thereto, the following changes have occurred.

     Litigation - Other than Environmental

     RTI Litigation

     The action entitled Retractable Technologies, Inc. ("RTI") vs. Becton Dickinson and Company, et al. (Civil Action No. 501 CV 036, United States District Court, Eastern District of Texas) was settled on July 2, 2004. Under the terms of the settlement, the Company paid $100 million to the plaintiff, in exchange for a general release of all claims (excluding certain patent matters) and a dismissal of the case with prejudice, which means that this case cannot be re-filed.

     Greiner Litigation

     In the suit brought by C.A. Greiner & Soehne GmbH ("Greiner") against BD UK Limited in the Patent Court of the Central London County Court in London, England, a trial date has been set for May 9, 2005.

     Therasense Litigation

     On May 28, 2004, Therasense, Inc. ("Therasense") filed suit against BD in the U.S. District Court for the Northern District of California (Case
     Number: C 04-02123 WDB) asserting that BD's Blood Glucose Monitoring products infringe certain Therasense patents. On August 10, 2004, in response to a motion filed by Therasense in the U.S. District Court for the District of Massachusetts, the court transferred to the court in California an action previously filed by BD against Therasense requesting a declaratory judgment that BD's products do not infringe the Therasense patents and that the Therasense patents are invalid. BD believes that Therasense's infringement allegations are without merit and intends to vigorously defend the lawsuit.

     Qui Tam Lawsuit

     The Company has been informed by the Civil Division of the U.S. Department of Justice (the "Civil Division") that a private party has filed a qui tam complaint against the Company alleging violations of the Federal False Claims Act. Under the FCA, the Civil Division has a certain period of time in which to decide whether to join the claim against the Company as an additional plaintiff; if not, the private plaintiff is free to pursue the claim on its own. To the Company's knowledge, no decision has yet been made by the Civil Division whether to join this claim. As of this date, no complaint has been served upon the Company, and this matter is currently under seal by the Court. We believe that our business practices have complied with applicable laws.

     Other

     BD has been informed that the U.S. Attorney's Office is conducting an investigation of transactions between a company and certain of its suppliers, including BD and, in connection with this investigation, certain administrative subpoenas requesting BD documents have been issued. BD believes that its transactions with the other company have fully complied with the law and that BD is not currently a target of this investigation. BD intends to cooperate fully in responding to its subpoena.

     Summary

     Given the uncertain nature of litigation generally, we are not able to estimate the amount or range of loss that could result from an unfavorable outcome of the litigation to which we are a party. In accordance with generally accepted accounting principles, BD establishes reserves to the extent probable future losses are estimable. While we believe that the claims against BD are without merit and, upon resolution, should not have a material adverse effect on BD, in view of the uncertainties discussed above, we could incur charges in excess of any currently established reserves and, to the extent available, excess liability insurance. Accordingly, in the opinion of management, any such future charges, individually or in the aggregate, could have a material adverse effect on BD's consolidated results of operations and consolidated net cash flows in the period or periods in which they are recorded or paid. We continue to believe that we have valid defenses to each of the suits pending against BD and are engaged in a vigorous defense of each of these matters.

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

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

The table below sets forth certain information regarding our purchases of common stock of BD during the fiscal quarter ended June 30, 2004.

                     Issuer Repurchases of Equity Securities

-----------------------------------------------------------------------------------------------------------------
                                                            Total Number of Shares
                        Total Number of                      Purchased as Part of       Maximum Number of Shares
For the three months   Shares Purchased    Average Price   Publicly Announced Plans    that may yet be Purchased
ended June 30, 2004           (1)         Paid per Share        or Programs (2)       Under the Plans or Programs
-----------------------------------------------------------------------------------------------------------------
April 1 - 30, 2004           402,959          $50.58                 400,000                   9,281,000
-----------------------------------------------------------------------------------------------------------------
May 1 - 31, 2004           2,615,439          $49.29               2,615,000                   6,666,000
-----------------------------------------------------------------------------------------------------------------
June 1 - 30, 2004            505,704          $51.42                 505,286                   6,160,714
-----------------------------------------------------------------------------------------------------------------
Total                      3,524,102          $49.74               3,520,286                   6,160,714
-----------------------------------------------------------------------------------------------------------------

          (1) Includes 3,816 shares purchased during the third quarter in open market transactions by the trustee under the Deferred Compensation Plan and the 1996 Directors' Deferral Plan.

          (2) These repurchases were made pursuant to a repurchase program for 10 million shares announced on January 27, 2004 (the "2004 Program"). There is no expiration date for the 2004 Program.

Item 3. Defaults Upon Senior Securities.

        Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

        Not applicable.

Item 5. Other Information.

        Not applicable.

Item 6. Exhibits and Reports on Form 8-K.

        a) Exhibits

           Exhibit 3       By-Laws, as amended and restated as of July 27, 2004

           Exhibit 10(a) 1996 Directors' Deferral Plan, as amended as of May 25, 2004

           Exhibit 10(b) Deferred Compensation Plan, as amended and restated as of March 22, 2004

           Exhibit 10(c) Stock Award Plan, as amended and restated as of May 25, 2004

           Exhibit 10(d) Amended and Restated Five-Year Credit Agreement, dated as of August 13, 2004 among the registrant and the banks named therein.

           Exhibit 31 Certifications of Chief Executive Officer and Chief Financial Officer, pursuant to SEC Rule 13a - 14(a).

           Exhibit 32 Certifications of Chief Executive Officer and Chief Financial Officer, pursuant to Rule 13a - 14(b) and
                           Section 1350 of Chapter 63 of Title 18 of the U.S. Code.

        b) Reports on Form 8-K

          During the three-month period ended June 30, 2004, we filed a Current Report on Form 8-K to report the declaration of our quarterly dividend.

          In addition, during the three-month period ended June 30, 2004, we furnished the following information pursuant to a Current Report on Form 8-K:

          (1) In a report dated April 22, 2004, we announced our results for the second quarter ended March 31, 2004.

          (2) In a report dated May 27, 2004, we furnished information regarding a change in beneficial ownership by an executive officer.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        Becton, Dickinson and Company
                                                 (Registrant)

Dated: August 13, 2004


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


                                       /s/ William A. Tozzi
                            ----------------------------------------------------
                                           William A. Tozzi
                                    Vice President and Controller
                                     (Chief Accounting Officer)

                                INDEX TO EXHIBITS

Exhibit Number   Description of Exhibits
--------------   -----------------------

3                By-Laws, as amended and restated as of July 27, 2004

10(a)            1996 Directors' Deferral Plan, as amended as of May 25, 2004

10(b)            Deferred Compensation Plan, as amended and restated as of March
                 22, 2004

10(c)            Stock Award Plan, as amended and restated as of May 25, 2004

10(d) Amended and Restated Five-Year Credit Agreement, dated as of August 13, 2004 among the registrant and the banks named therein.

31 Certifications of Chief Executive Officer and Chief Financial Officer, pursuant to SEC Rule 13a - 14(a).

32 Certifications of Chief Executive Officer and Chief Financial Officer, pursuant to Rule 13a - 14(b) and Section 1350 of Chapter 63 of Title 18 of the U.S. Code.





                          STATEMENT OF DIFFERENCES

The trademark symbol shall be expressed as............................ 'TM'
The section symbol shall be expressed as.............................. 'SS'