Form 10-K
period 2004-09-30
BECTON DICKINSON & CO
filed 2004-12-13
CIK 10795

As filed with the Securities and Exchange Commission on December 13, 2004

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2004      COMMISSION FILE NUMBER 1-4802

BECTON, DICKINSON AND COMPANY
(Exact name of registrant as specified in its charter)

New Jersey (State or other jurisdiction of incorporation or organization)	22-0760120 (I.R.S. Employer Identification No.)
1 Becton Drive Franklin Lakes, New Jersey (Address of principal executive offices)	07417-1880 (Zip code)

(201) 847-6800
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $1.00 Preferred Stock Purchase Rights	New York Stock Exchange New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
None

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☒    No ☐

      Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
      Yes ☒    No ☐

      As of March 31, 2004, 253,285,231 shares of the registrant's common stock were outstanding and the aggregate market value of such common stock held by non-affiliates of the registrant was approximately $12,237,042,985.

Documents Incorporated by Reference

      (1) Portions of the registrant's Annual Report to Shareholders for the fiscal year ended September 30, 2004 are incorporated by reference into Parts I and II hereof.

      (2) Portions of the registrant's Proxy Statement for the Annual Meeting of Shareholders to be held February 1, 2005 are incorporated by reference into Part III hereof.

PART I

Item 1. Business.

General

      Becton, Dickinson and Company (also known as “BD”) was incorporated under the laws of the State of New Jersey in November 1906, as successor to a New York business started in 1897. BD's executive offices are located at 1 Becton Drive, Franklin Lakes, New Jersey 07417-1880, and its telephone number is (201) 847-6800. All references in this Form 10-K to “BD” refer to Becton, Dickinson and Company and its domestic and foreign subsidiaries, unless otherwise indicated by the context.

      BD is a medical technology company engaged principally in the manufacture and sale of a broad range of medical supplies, devices, laboratory equipment and diagnostic products used by healthcare institutions, life science researchers, clinical laboratories, industry and the general public.

Business Segments

      BD's operations consist of three worldwide business segments: BD Medical, BD Diagnostics and BD Biosciences. Information with respect to BD's business segments is included in note 16 to the consolidated financial statements contained in the portions of BD's Annual Report to Shareholders for the fiscal year ended September 30, 2004 attached hereto as Exhibit 13, and is incorporated herein by reference.

BD Medical Segment

      BD Medical produces a broad array of medical devices that are used in a wide range of healthcare settings. They include many safety-engineered injection, infusion and surgery products. The primary markets served by BD Medical are hospitals and clinics; physicians' office practices; consumers and retail pharmacies; public health agencies; pharmaceutical companies; and healthcare workers. BD Medical's principal product lines include needles and syringes for medication delivery; intravenous catheters and infusion therapy products; insulin injection devices and blood glucose monitors for people with diabetes; surgical blades and regional anesthesia needles; ophthalmic surgery devices; sharps disposal containers; and home healthcare products.

BD Diagnostics Segment

      BD Diagnostics provides products for the safe collection and transport of diagnostic specimens, and instrumentation for analysis for a broad range of microbiology and infectious disease testing. BD Diagnostics serves hospitals, laboratories and clinics; reference laboratories; blood banks; healthcare workers; patients; physicians' office practices; and industrial microbiology laboratories. BD Diagnostics' principal products and services are integrated systems for evacuated blood collection; an extensive line of safety-engineered specimen collection products and systems; plated media; automated blood culturing and molecular testing systems; microorganism identification and drug susceptibility systems; and healthcare consulting.

BD Biosciences Segment

      BD Biosciences produces research and clinical tools that facilitate the study of cells, and the components of cells, to gain a better understanding of normal and disease processes. That information is used to aid the discovery and development of new drugs and vaccines, and to improve the diagnosis and management of diseases. The primary markets served by BD Biosciences are research and clinical laboratories; hospitals and transplant centers; blood banks; and biotechnology and pharmaceutical companies. BD Biosciences' principal product lines include fluorescence activated cell sorters and analyzers; cell imaging systems, monoclonal antibodies and kits; reagent systems for life sciences research; products to aid in drug discovery and growth of tissue cells; and diagnostic assays.

Acquisition of Business

      In July 2004, BD acquired Atto Bioscience, Inc. (“Atto”), a privately-held company specializing in optical instrumentation, software and reagents for real-time analysis of interactions taking place in living cells. Atto is reported in the Immunocytometry Systems unit of BD Biosciences. The operating results of Atto, from its date of acquisition, are reflected in the consolidated financial statements incorporated herein by reference.

Discontinued Operations

      In September 2004, the Company's Board of Directors approved a plan to sell the Clontech unit of the BD Biosciences segment (“Clontech”). Clontech's results of operations are reported as Discontinued Operations for all periods presented in the financial statements incorporated herein by reference as part of Exhibit 13.

International Operations

      BD's products are manufactured and sold worldwide. BD's operations outside the United States are conducted in Canada and in five geographic regions: Europe (including the Middle East and Africa); Japan; Asia Pacific (which includes Australia and all of Asia except Japan); South Latin America (which includes Brazil); and North Latin America (which includes Mexico). The principal products sold by BD outside of the United States are hypodermic needles and syringes, insulin syringes and pen needles, diagnostic systems, BD Vacutainer™ brand blood collection products, BD Hypak™ brand prefillable syringe systems, infusion therapy products, flow cytometry analyzers and sorters, and disposable laboratory products. BD has manufacturing operations outside the United States in Brazil, China, France, Germany, India, Ireland, Japan, Korea, Mexico, Pakistan, Singapore, Spain, Sweden and the United Kingdom. Geographic information with respect to BD's operations is included under the heading “Geographic Information” in note 16 to the consolidated financial statements included in Exhibit 13, and is incorporated herein by reference.

      Foreign economic conditions and exchange rate fluctuations have caused the profitability related to foreign revenues to fluctuate more than the profitability related to domestic revenues. BD believes its activities in some countries outside the United States involve greater risk than its domestic business due to the foregoing factors, as well as local commercial and economic policies and political uncertainties.

Revenues and Distribution

      BD's products and services are marketed in the U.S. and internationally through sales representatives and independent distribution channels, and directly to end-users. Sales to a single U.S. distributor that supplies products from the BD Medical and BD Diagnostics segments to many end-users, accounted for approximately 11% of total BD revenues in fiscal 2004. However, the end-users of BD's products have access to them through other distributors, and as a result, BD believes that sales to this distributor would be replaced largely, if not entirely, by other sales if BD no longer sold products to this distributor. Order backlog is not material to BD's business inasmuch as orders for BD products generally are received and filled on a current basis, except for items temporarily out of stock. BD's worldwide sales are not generally seasonal, although an incidence of the influenza virus can affect demand for certain medical devices in the BD Medical segment and respiratory and flu diagnostic products of the BD Diagnostics segment in various countries.

      Revenues on the sale of certain instruments in the BD Biosciences segment are recognized upon completion of installation of the instrument at the customer's site. In other instances in the BD Biosciences segment, where the sales agreement provides for multiple deliverables, revenue is recognized at the completion of each deliverable. Substantially all other revenue is recognized when products are shipped and title passes to customers. BD provides rebates to distributors that sell to end-user customers at prices determined under a contract between BD and the end-user customer or distributor. BD estimates the amount of the rebate that will be paid, and records the liability as a reduction of revenues when BD records the sale of the product.

Raw Materials

      BD purchases many different types of raw materials, including plastics, glass, metals, yarn and yarn goods, paper products, agricultural products, electronic and mechanical sub-assemblies and various biological, chemical and petrochemical products. While all but a few of BD's principal raw materials are available from multiple sources, for various reasons (e.g., quality assurance and cost effectiveness), BD elects to purchase certain raw materials from sole suppliers. However, certain raw materials (primarily related to the BD Biosciences segment) are not available from multiple sources. In other cases where there are regulatory requirements relating to qualification of suppliers, BD may not be able to establish additional or replacement sources on a timely basis. While BD works closely with its suppliers to ensure continuity of supply, the termination, reduction or interruption in supply of these sole-sourced raw materials could impact our ability to manufacture and sell certain of our products.

Research and Development

      BD conducts its research and development activities at its operating units and at BD Technologies in Research Triangle Park, North Carolina. Substantially all of BD's research and development activities are conducted in the U.S. BD also collaborates with certain universities, medical centers and other entities on research and development programs. BD also retains individual consultants to support its efforts in specialized fields. BD spent approximately $236 million, $224 million and $207 million on research and development during the fiscal years ended September 30, 2004, 2003 and 2002, respectively.

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

Competition

      BD operates in the increasingly complex and challenging medical technology marketplace whose dynamics are changing. Technological advances and scientific discoveries have accelerated the pace of change in medical technology, and regulation of increasingly more sophisticated and complex medical products is increasing. Companies of varying sizes compete in the global medical technology field. Some are more specialized than BD with respect to particular markets, and some have greater financial resources than BD. New companies have entered the field, particularly in the areas of safety-engineered devices and in the life sciences, and established companies have diversified their business activities into the medical technology area. Other firms engaged in the distribution of medical technology products have become manufacturers of medical devices and instruments as well. Acquisitions and collaborations by and among other companies seeking a competitive advantage also affect the competitive environment.

      BD competes in this evolving marketplace on the basis of many factors, including price, quality, innovation, service, reputation, distribution and promotion. The impact of these factors on BD's competitive position varies among BD's various product offerings. In order to implement one of its core strategies—to increase revenue growth by focusing on products that deliver greater benefits to patients, healthcare workers and researchers—and maintain an advantage in the competitive environment in which it operates, BD continues to make investments in research and development, quality management, quality improvement, product innovation and productivity improvement.

Third-Party Reimbursement

      Healthcare providers and/or facilities are generally reimbursed for their services through numerous payment systems designed by governmental agencies (e.g., Medicare and Medicaid in the U.S., NHS in the U.K., MHLW in Japan), private insurance companies, and managed care programs. The manner and level of reimbursement in any given case typically depends on the procedure(s) performed, the final patient diagnosis or the device(s) and/or drug(s) utilized, or a combination of these factors, and coverage and payment levels are determined at the payer's discretion. The coverage policies and reimbursement levels of third-party payers may impact the decisions of healthcare providers and facilities regarding which medical products they purchase and the prices they are willing to pay for those products. Thus, changes in reimbursement level or method may either positively or negatively impact sales of BD products. While BD is actively engaged in promoting the value of its products for payers and patients and it employs various efforts and resources to identify and address reimbursement issues and minimize negative outcomes in this regard, it has no control over payer decision-making with respect to coverage and adequate payment level for BD products.

      As BD's product offerings are diverse across many healthcare settings, they are affected to varying degrees by the many payment systems. Therefore, BD does not believe that significant changes to any one of these systems, while potentially impacting individual product lines or classes, would have a material adverse effect on BD.

Regulation

      BD's medical technology products and operations are subject to regulation by the U.S. Food and Drug Administration (“FDA”) and various other federal and state agencies, as well as by a number of foreign governmental agencies. These agencies enforce laws and regulations that govern the development, testing, manufacturing, labeling, advertising, marketing and distribution, and market surveillance of medical products of the type manufactured by BD. The scope of the activities of these agencies, particularly in the Europe, Japan and Asia Pacific regions in which BD operates, has been increasing.

      Prior to marketing or selling most of its products, BD must secure approval from the FDA and counterpart non-U.S. regulatory agencies. Following the introduction of a product, these agencies engage in an ongoing review of BD's manufacturing processes and product performance. These regulatory controls can affect the time and cost associated with the development, introduction and continued availability of new products. Where possible, BD anticipates these factors in its product development and planning processes.

      These agencies possess the authority to take various administrative and legal actions against BD, such as product recalls, product seizures and other civil and criminal sanctions. From time-to-time, BD has undertaken voluntary compliance actions such as voluntary recalls.

      BD believes it is in compliance in all material respects with the regulations promulgated by such agencies, and that such compliance has not had, and BD believes, should not have, a material adverse effect on BD. BD also believes that its operations comply in all material respects with applicable environmental laws and regulations. Such compliance has not had, and, BD believes, should not have, a material adverse effect on BD. See Item 3. Legal Proceedings—Environmental Matters.

Employees

      As of September 30, 2004, BD had 25,005 employees, of whom 11,441 were employed in the United States (including Puerto Rico). BD believes that its employee relations are satisfactory.

Available Information

      BD maintains a website at www.bd.com. BD makes available its Annual Reports on Form 10-K, its Quarterly Reports on Form 10-Q, and its Current Reports on Form 8-K (and amendments to those reports) as soon as reasonably practicable after those reports are electronically filed with or furnished to the Securities and Exchange Commission. These filings may be found at www.bd.com/investors. Printed copies of the foregoing documents may also be obtained, without charge, by contacting: Investor Relations, Becton, Dickinson and Company, 1 Becton Drive, Franklin Lakes, New Jersey 07417-1880, phone: 1-800-284-6845.

CAUTIONARY STATEMENT PURSUANT TO PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995—“SAFE HARBOR” FOR FORWARD-LOOKING STATEMENTS

      The Private Securities Litigation Reform Act of 1995 (the “Act”) provides a safe harbor for forward-looking statements made by or on behalf of BD. BD and its representatives may from time to time make certain forward-looking statements in publicly-released materials, both written and oral, including statements contained in this report and filings with the Securities and Exchange Commission and in our other reports to shareowners. Forward-looking statements may be identified by the use of words like “plan,” “expect,” “believe,” “intend,” “will,” “anticipate,” “estimate” and other words of similar meaning in conjunction with, among other things, discussions of future operations and financial performance, as well as our strategy for growth, product development, regulatory approvals, market position and expenditures. All statements that address operating performance or events or developments that we expect or anticipate will occur in the future—including statements relating to volume growth, sales and earnings per share growth and statements expressing views about future operating results—are forward-looking statements within the meaning of the Act.

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

      The following are some important factors that could cause our actual results to differ from our expectations in any forward-looking statements:

•	Regional, national and foreign economic factors, including inflation and fluctuations in interest rates and foreign currency exchange rates and the potential effect of such fluctuations on revenues, expenses and resulting margins.

•	Competitive product and pricing pressures and our ability to gain or maintain market share in the global market as a result of actions by competitors, including technological advances achieved and patents attained by competitors as patents on our products expire. While we believe our opportunities for sustained, profitable growth are considerable, the actions of competitors could impact our earnings, sales and volume growth.

•	Changes in domestic and foreign healthcare resulting in pricing pressures, including the continued consolidation among healthcare providers; trends toward managed care and healthcare cost containment; and government laws and regulations relating to sales and promotion, reimbursement and pricing generally.

•	The effects, if any, of governmental and media activities relating to U.S. Congressional hearings regarding the business practices of group purchasing organizations, which negotiate product prices on behalf of their member hospitals with BD and other suppliers, including the enactment of any laws or regulations as a result.

•	Fluctuations in the cost and availability of raw materials and the ability to maintain favorable supplier arrangements and relationships.

•	Our ability to obtain the anticipated benefits of restructuring programs, if any, that we may undertake.

•	Adoption of or changes in government laws and regulations affecting domestic and foreign operations, including those relating to trade, monetary and fiscal policies, taxation, environmental matters, sales practices, price controls, licensing and regulatory approval of new products, or changes in enforcement practices with respect to any such laws and regulations.

•	Difficulties inherent in product development, including the potential inability to successfully continue technological innovation, complete clinical trials, obtain regulatory approvals in the United States and abroad, or gain and maintain market approval of products, as well as the possibility of encountering infringement claims by competitors with respect to patent or other intellectual property rights, all of which can preclude or delay commercialization of a product.

•	Pending and potential litigation or other proceedings adverse to BD, including product liability claims, patent infringement claims and antitrust claims, as well as other risks and uncertainties detailed from time to time in our Securities and Exchange Commission filings.

•	The effects, if any, of adverse media exposure or other publicity regarding BD's business or operations.

•	Our ability to achieve earnings forecasts, which are generated based on projected volumes and sales of many product types, some of which are more profitable than others. There can be no assurance that we will achieve the projected level or mix of product sales.

•	The effect of market fluctuations on the value of assets in BD's pension plans and the possibility that BD may need to make additional contributions to the plans as a result of any decline in the value of such assets.

•	Our ability to effect infrastructure enhancements and incorporate new systems technologies into our operations.

•	Product efficacy or safety concerns resulting in product recalls, regulatory action on the part of the Federal Food and Drug Administration (or foreign counterparts) or declining sales.

•	Economic and political conditions in international markets, including civil unrest, governmental changes and restrictions on the ability to transfer capital across borders.

•	Our ability to penetrate developing and emerging markets, which also depends on economic and political conditions, and how well we are able to acquire or form strategic business alliances with local companies and make necessary infrastructure enhancements to production facilities, distribution networks, sales equipment and technology.

•	The loss of a significant customer or customers.

•	The impact of business combinations, including acquisitions and divestitures, both internally for BD and externally, in the healthcare industry.

•	Our ability to successfully complete the divestiture of Clontech within the expected time frame.

•	The structure of any transaction involving the divestiture of Clontech and the sales price and other terms relating thereto.

•	Issuance of new or revised accounting standards by the Financial Accounting Standards Board or the Public Company Accounting Oversight Board, or other interpretive guidance by the Securities and Exchange Commission.

      The foregoing list sets forth many, but not all, of the factors that could impact our ability to achieve results described in any forward-looking statements. Investors should understand that it is not possible to predict or identify all such factors and should not consider this list to be a complete statement of all potential risks and uncertainties.

Item 2. Properties.

      BD's executive offices are located in Franklin Lakes, New Jersey. As of November 30, 2004, BD owns and leases approximately 13,423,000 square feet of manufacturing, warehousing, administrative and research facilities throughout the world. The U.S. facilities, including Puerto Rico, comprise approximately 5,816,000 square feet of owned and 2,003,000 square feet of leased space. The international facilities comprise approximately 3,714,000 square feet of owned and 1,890,000 square feet of leased space. Sales offices and distribution centers included in the total square footage are also located throughout the world.

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

      The U.S. facilities include facilities in Arizona, California, Colorado, Connecticut, Georgia, Illinois, Indiana, Maryland, Massachusetts, Michigan, Missouri, Nebraska, New Jersey, New York, North Carolina, South Carolina, Tennessee, Texas, Utah, Virginia, Wisconsin and Puerto Rico.

      The international facilities are grouped as follows:

—Canada includes approximately 123,000 square feet of leased space.

—Europe and Eastern Europe, Middle East and Africa include facilities in Austria, Belgium, Denmark, Egypt, England, Finland, France, Germany, Greece, Hungary, Ireland, Italy, Kenya, the Netherlands, Poland, Russia, South Africa, Spain, Sweden, Switzerland, Turkey and the United Arab Emirates, and are comprised of approximately 1,843,000 square feet of owned and 755,000 square feet of leased space.

—Latin America includes facilities in Argentina, Bolivia, Brazil, Chile, Colombia, Guatemala, Mexico, Panama, Paraguay, Peru, Uruguay and Venezuela, and is comprised of approximately 776,000 square feet of owned and 700,000 square feet of leased space.

—Asia Pacific includes facilities in Australia, China, Hong Kong, India, Indonesia, Japan, Malaysia, New Zealand, Pakistan, the Philippines, Singapore, South Korea, Taiwan, Thailand and Vietnam, and is comprised of approximately 1,095,000 square feet of owned and 312,000 square feet of leased space.

The following table summarizes property information by business segment, excluding four leased facilities related to Clontech, which are classified as Discontinued Operations. The Clontech facilities are located in Palo Alto, CA, Mountain View, CA and Japan, and contain approximately 157,000 square feet.

Category	Corporate	Biosciences	Medical	Diagnostics	Mixed(A)	Total

Leased
Sites	2	13	106	5	23	149
Square feet	11,000	270,000	1,815,000	62,000	1,735,000	3,893,000
Manufacturing square Footage	0	15,000	335,000	15,000	0	365,000
Manufacturing sites	0	2	6	1	0	9
Owned
Sites	2	4	25	12	6	49
Square feet	431,000	613,000	5,017,000	2,232,000	1,237,000	9,530,000
Manufacturing square Footage	0	265,000	3,092,000	1,271,000	252,000	4,880,000
Manufacturing sites	0	4	24	12	2	42
Total
Sites	4	17	131	17	29	198
Square feet	442,000	883,000	6,832,000	2,294,000	2,972,000	13,423,000
Manufacturing square Footage	0	280,000	3,427,000	1,286,000	252,000	5,245,000
Manufacturing sites	0	6	30	13	2	51

(A) Facilities used by all business segments.

Item 3. Legal Proceedings.

Litigation—Other than Environmental

      In 1986, BD acquired a business that manufactured, among other things, latex surgical gloves. In 1995, BD divested this glove business. BD, along with a number of other manufacturers, has been named as a defendant in approximately 523 product liability lawsuits related to natural rubber latex that have been filed in various state and Federal courts. Cases pending in Federal court are being coordinated under the matter In re Latex Gloves Products Liability Litigation (MDL Docket No. 1148) in Philadelphia, and analogous procedures have been implemented in the state courts of California, Pennsylvania, New Jersey and New York. Generally, these actions allege that medical personnel have suffered allergic reactions ranging from skin irritation to anaphylaxis as a result of exposure to medical gloves containing natural rubber latex. Since the inception of this litigation, 415 of these cases have been closed with no liability to BD (411 of which were closed with prejudice, which means the cases may not be refiled against BD), and 45 cases have been settled for an aggregate de minimis amount. BD is vigorously defending the remaining lawsuits.

      BD, along with another manufacturer and several medical product distributors, is named as a defendant in four product liability lawsuits relating to healthcare workers who allegedly sustained accidental needlesticks, but have not become infected with any disease. Generally, these actions allege that healthcare workers have sustained needlesticks using hollow-bore needle devices manufactured by BD and, as a result, require medical testing, counseling and/or treatment. Several actions additionally allege that the healthcare workers have sustained mental anguish. Plaintiffs seek unspecified money damages in all of these actions. BD had previously been named as a defendant in seven similar suits relating to healthcare workers who allegedly sustained accidental needlesticks, each of which has either been dismissed with prejudice or voluntarily withdrawn. Regarding the four pending suits:

•	In Ohio, Grant vs. Becton Dickinson et al. (Case No. 98CVB075616, Franklin County Court), which was filed on July 22, 1998, the Court of Appeals, by order dated June 3, 2003, reversed the trial court's granting of class certification and remanded the case for a determination of whether the class can be redefined, or the action should be dismissed. A new motion for certification of a class has been filed in the trial court and argument has been scheduled for December 28, 2004.

•	In Oklahoma and South Carolina, cases have been filed on behalf of an unspecified number of healthcare workers seeking class action certification under the laws of these states in state court in Oklahoma, under the caption Palmer vs. Becton Dickinson et al. (Case No. CJ-98-685, Sequoyah County District Court), filed on October 27, 1998, and in state court in South Carolina, under the caption Bales vs. Becton Dickinson et al. (Case No. 98-CP-40-4343, Richland County Court of Common Pleas), filed on November 25, 1998.

•	In Illinois, the matter of McCaster vs. Becton Dickinson (Case No. 04L 012544), which had previously been withdrawn without prejudice when the plaintiff failed to overturn the trial court's denial of class certification, was refiled in the Circuit Court of Cook County on November 5, 2004. This matter must be tried as an individual personal injury case in the trial court before the issue of class certification can be raised on appeal. No trial date has been set at this time.

      BD continues to oppose class action certification in these cases and will continue to vigorously defend these lawsuits, including pursuing all appropriate rights of appeal.

      BD has insurance policies in place, and believes that a substantial portion of potential liability, if any, in the latex and class action matters would be covered by insurance. In order to protect BD's rights to additional coverage, BD filed an action for declaratory judgment under the caption Becton Dickinson and Company vs. Adriatic Insurance Company et al. (Docket No. MID-L-3649-99MT, Middlesex County Superior Court) in New Jersey state court. BD has withdrawn this action, with the right to refile, so that settlement discussions with the insurance companies may proceed.

      BD has established accruals to cover reasonably anticipated defense costs in all product liability lawsuits, including the needlestick class action and latex matters. With regard to the latex matters, BD recorded special charges in 2000 and 1998 of $20 million and $12 million, respectively. Based on a review of available information at that time, these charges were recorded to reflect the minimum amount within the then most probable range of current estimates of litigation defense costs. BD does not anticipate incurring significant one-time charges, similar to those recorded in 2000 and 1998, relating to the latex matters in future years.

      On July 2, 2004, BD entered into an agreement to settle the lawsuit filed against it by Retractable Technologies, Inc. (“RTI”) (Retractable Technologies, Inc. vs. Becton Dickinson and Company, et al. (Civil Action No. 501 CV 036, United States District Court, Eastern District of Texas). Under the terms of the agreement, the suit against BD was dismissed with prejudice (which means the case may not be refiled against BD) and BD paid $100 million to RTI. In its lawsuit, RTI had alleged that BD and other defendants conspired to exclude it from the market and to maintain BD's market share by entering into long-term contracts in violation of state and Federal antitrust laws. RTI also had asserted claims for business disparagement, common law conspiracy and tortious interference with business relationships.

      On November 6, 2003, a class action complaint was filed against BD in the Supreme Court of British Columbia under the caption Danielle Cardozo, by her litigation guardian Darlene Cardozo v. Becton, Dickinson and Company (Civil Action No. S 83059) alleging personal injury to all persons in British Columbia that received test results generated by a BD ProbeTec™ ET instrument. The complaint seeks money damages in an unspecified amount. No additional or related claims have been filed against BD. BD is vigorously defending this matter.

      BD has been informed by the Civil Division of the U.S. Department of Justice (the “Civil Division”) that a private party has filed a qui tam complaint against BD alleging violations of the Federal False Claims Act (“FCA”). Qui tam is a provision of the FCA that allows private citizens to file a lawsuit in the name of the U.S. government. Under the FCA, the Civil Division has a certain period of time in which to decide whether to join the claim against BD as an additional plaintiff; if not, the private plaintiff is free to pursue the claim on its own. To BD's knowledge, no decision has yet been made by the Civil Division whether to join this claim. As of this date, no complaint has been served upon BD, and this matter is currently under seal by the Court. BD believes that its business practices have complied with all applicable laws.

      On August 3, 2004, BD was served with an administrative subpoena issued by the United States Attorney's Office in Dallas, Texas (the “U.S. Attorney”) in connection with an investigation which the U.S. Attorney is conducting of transactions between another company and certain of its suppliers, including BD. BD believes that its transactions with the other company have fully complied with the law and that BD is not currently a target of the investigation. BD is cooperating fully in responding to the subpoena.

      On January 23, 2004, a suit was brought by C.A. Greiner & Soehne GmbH (“Greiner”) against BD UK Limited in the Patent Court of the Central London County Court in London, England. The plaintiff asserts that the BD Hemogard™ cap products and the BD Vacutainer™ Plus Plastic Citrate Tubes infringe certain European patents owned by Greiner. A trial date has been set for May 9, 2005. BD believes these allegations are without merit and intends to vigorously defend this lawsuit.

      On May 28, 2004, Therasense, Inc. (“Therasense”) filed suit against BD in the U.S. District Court for the Northern District of California (Case Number: C 04-02123 WDB) asserting that BD's blood glucose monitoring products infringe certain Therasense patents. On August 10, 2004, in response to a motion filed by Therasense in the U.S. District Court for the District of Massachusetts, the court transferred to the court in California an action previously filed by BD against Therasense requesting a declaratory judgment that BD's products do not infringe the Therasense patents and that the Therasense patents are invalid. BD believes that Therasense's infringement allegations are without merit and intends to vigorously defend the lawsuit.

      BD also is involved both as a plaintiff and a defendant in other legal proceedings and claims that arise in the ordinary course of business.

      Given the uncertain nature of litigation generally, BD is not able to estimate the amount or range of loss that could result from an unfavorable outcome of the litigation to which BD is a party. In accordance with U.S. generally accepted accounting principles, BD establishes accruals to the extent probable future losses are estimable. While BD believes that the claims against BD are without merit and, upon resolution, should not have a material adverse effect on BD, in view of the uncertainties discussed above, BD could incur charges in excess of any currently established accruals and, to the extent available, excess liability insurance. Accordingly, in the opinion of management, any such future charges, individually or in the aggregate, could have a material adverse effect on BD's consolidated results of operations and consolidated net cash flows in the period or periods in which they are recorded or paid. BD continues to believe that it has a number of valid defenses to each of the suits pending against it and is engaged in a vigorous defense of each of these matters.

Environmental Matters

      BD believes that its operations comply in all material respects with applicable laws and regulations. BD is a party to a number of Federal proceedings in the United States brought under the Comprehensive Environment Response, Compensation and Liability Act, also known as “Superfund,” and similar state laws. For all sites, there are other potentially responsible parties that may be jointly or severally liable to pay all cleanup costs. BD accrues costs for estimated environmental liabilities based upon its best estimate within the range of probable losses, without considering possible third-party recoveries. While BD believes that, upon resolution, the environmental claims against BD should not have a material adverse effect on BD, BD could incur charges in excess of presently established accruals and, to the extent available, excess liability insurance. Accordingly, in the opinion of management, any such future charges, individually or in the aggregate, could have a material adverse effect on BD's consolidated results of operations and consolidated net cash flows in the period or periods in which they are recorded or paid.

Item 4. Submission of Matters to a Vote of Security Holders.

      None.

Executive Officers of the Registrant

      The following is a list of the executive officers of BD, their ages and all positions and offices held by each of them during the past five years. There is no family relationship between any of the named persons.

Name	Age	Position

Edward J. Ludwig	53	Director since 1999; Chairman, President and Chief Executive Officer since February 2002; President and Chief Executive Officer from January 2000 to February 2002; and, prior thereto, President from May 1999 to January 2000.
Gary M. Cohen	45	President—BD Medical since May 1999; and, prior thereto, Executive Vice President from July 1998 to May 1999.
John R. Considine	54	Executive Vice President and Chief Financial Officer since June 2000; Senior Vice President, Finance of Wyeth (formerly American Home Products Corporation) from February to June 2000; and, prior thereto, Vice President, Finance of Wyeth.
Jean-Marc Dageville	45	Vice President—Human Resources since March 2001; Vice President—Human Resources, BD Medical Systems from April 2000 to March 2001; and, prior thereto, Vice President—Human Resources, Europe from July 1998 to April 2000.
Vincent A. Forlenza	51	President—BD Biosciences since March 2003; and, prior thereto, Senior Vice President—Technology, Strategy and Development from February 1999 to March 2003.
William A. Kozy	52	President—BD Diagnostics since November 2003; President—BD Clinical Laboratory Solutions and Company Operations from May 2002 to November 2003; Senior Vice President—Company Operations from November 2000 to May 2002; and, prior thereto, Senior Vice President—Manufacturing from October 1998 to November 2000.
Jeffrey S. Sherman	49	Vice President and General Counsel since January 2004; Vice President and Associate General Counsel of Wyeth from July 2001 to December 2003; and, prior thereto, in various capacities in the Wyeth Law Department.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of
           Equity Securities.

      BD's common stock is listed on the New York Stock Exchange. As of November 30, 2004 there were approximately 9,577 shareholders of record. On December 6, 2004, the closing price of BD common stock was $55.86. Additional information required by this item appears under the caption “Common Stock Prices and Dividends” on page 64 of Exhibit 13, and is incorporated herein by reference.

Issuer Repurchases of Equity Securities

      The table below sets forth certain information regarding BD's purchases of its common stock during the fiscal quarter ended September 30, 2004.

For the Three Months Ended September 30, 2004	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs

July 1–31, 2004	451,435	$47.15	450,000	5,710,714
August 1–31, 2004	1,657,668	$47.59	1,654,000	4,056,714
September 1–30, 2004	425	$50.54	0	4,056,714

Total	2,109,528	$47.50	2,104,000	4,056,714

(1)	Includes 5,528 shares purchased during the quarter in open market transactions by the trustee under the Deferred Compensation Plan and the 1996 Directors' Deferral Plan.
(2)	These repurchases were made pursuant to a repurchase program for 10 million shares announced on January 27, 2004 (the “January 2004 Program”). There is no expiration date for the January 2004 Program. On November 23, 2004, the Board of Directors of BD authorized an additional repurchase program for 10 million shares.

Item 6. Selected Financial Data.

      The information required by this item is included under the caption “Ten-Year Summary of Selected Financial Data” on pages 22-23 of Exhibit 13 and is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

      The information required by this item is included in the text contained under the caption “Financial Review” on pages 24-36 of Exhibit 13 and is incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

      The information required by this item is included in the text contained under the caption “Financial Instrument Market Risk” on pages 27-28 of, and in notes 1 and 10 to the consolidated financial statements contained in, Exhibit 13, and each is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data.

      The information required by this item is included on page 17 herein and on pages 37-63 of Exhibit 13 and is incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

      None.

Item 9A. Controls and Procedures.

      An evaluation was carried out by BD's management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of BD's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of September 30, 2004. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were, as of the end of the period covered by this report, effective and designed to ensure that material information relating to BD and its consolidated subsidiaries would be made known to them by others within these entities. There were no changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2004 identified in connection with the above-referenced evaluations that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

      On November 23, 2004, the Board of Directors amended the BD Performance Incentive Plan (“PIP”) to, among other things, establish certain performance measures relating to awards issued to certain executives that are intended to constitute “qualified performance-based compensation” under Section 162(m) of the Internal Revenue Code. A copy of the PIP, as so amended, is attached to this Form 10-K as Exhibit 10(c). On such date, the Compensation and Benefits Committee of the Board of Directors established certain net income and earnings per share performance targets for awards under the PIP to certain executive officers for fiscal year 2005.

PART III

Item 10. Directors and Executive Officers of the Registrant.

      The information relating to directors and the Audit Committee of the BD Board of Directors required by this item will be contained under the captions “Board of Directors—Audit Committee,” “Election of Directors,” “Nominees for Director” and “Continuing Directors” in a definitive Proxy Statement involving the election of directors, which the registrant will file with the Securities and Exchange Commission not later than 120 days after September 30, 2004 (the “Proxy Statement”), and such information is incorporated herein by reference.

      The information relating to executive officers required by this item is included herein in Part I under the caption “Executive Officers of the Registrant.”

      Certain other information required by this item will be contained under the captions “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance—Business Conduct and Compliance Guide” in BD's Proxy Statement, and such information is incorporated herein by reference.

Item 11. Executive Compensation.

      The information required by this item will be contained under the captions “Board of Directors—Directors' Compensation,” “Compensation of Named Executives,” “Information Regarding Long-Term Incentive Compensation for Fiscal Year 2004,” “Stock Option Exercises During Fiscal Year 2004,” “Retirement Plan” and “Additional Compensation Arrangements,” in BD's Proxy Statement, and such information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder
             Matters.

      The information required by this item will be contained under the captions “Equity Compensation Plan Information” and “Ownership of BD Stock” in BD's Proxy Statement, and such information is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions.

      The information required by this item will be contained under the caption “Board of Directors—Certain Relationships and Related Transactions” in BD's Proxy Statement, and such information is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

      The information required by this item will be contained under the caption “Proposal 2. Ratification of Independent Registered Public Accounting Firm” in BD's Proxy Statement, and such information is incorporated herein by reference.

      BD's independent registered public accounting firm, Ernst & Young LLP (“E&Y”), has notified the Audit Committee of the BD Board of Directors that E&Y performed certain non-audit services for BD in China and Japan that were inconsistent with standards for auditor independence under applicable auditor rules.

      Specifically, E&Y disclosed to the Audit Committee that, during 2001, an affiliate of E&Y performed tax preparation services for an expatriate employee of BD located in China and paid the relevant taxes with BD funds. Custody of the funds of an audit client is not permitted under the applicable auditor independence rules. E&Y performed non-audit services of a similar nature in China with respect to approximately 100 companies, including BD, and has notified the Securities and Exchange Commission (“SEC”) and the Public Company Accounting Oversight Board (“PCAOB”) of the performance of these services. The fees paid to E&Y in connection with these services were less than $2,000. Similarly, E&Y disclosed to the Audit Committee that, during 2001 and 2002, E&Y also performed tax preparation services for three expatriate employees of BD located in Japan and paid the relevant taxes using BD funds. The fees paid to E&Y in connection with these services were approximately $33,000.

      The Audit Committee has had discussions with E&Y regarding E&Y's independence in light of these activities. E&Y advised the Audit Committee of its conclusion that E&Y's independence is not impaired as to BD as a result of these activities, based upon, among other things, the ministerial nature of the services performed and the amount of fees involved. Although E&Y's review of its non-audit services is ongoing, BD is not aware of the performance by E&Y of any other non-audit services performed by E&Y that were inconsistent with standards for auditor independence under applicable auditor rules. In November 2004, E&Y issued its letter to BD pursuant to Rule 3600T of the PCAOB, in which it reported that it is independent under applicable SEC and PCAOB standards.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a) Financial Statements

      The following consolidated financial statements of BD included in Exhibit 13 at the pages indicated in parentheses, are incorporated by reference in Item 8 of this report:

•	Report of Independent Registered Public Accounting Firm (page 37)

•	Consolidated Statements of Income—Years ended September 30, 2004, 2003 and 2002 (page 38)

•	Consolidated Statements of Comprehensive Income—Years ended September 30, 2004, 2003 and 2002 (page 39)

•	Consolidated Balance Sheets—September 30, 2004 and 2003 (page 40)

•	Consolidated Statements of Cash Flows—Years ended September 30, 2004, 2003 and 2002 (page 41)

•	Notes to Consolidated Financial Statements (pages 42-63)

(b) Financial Statement Schedules

      The following consolidated financial statement schedule of BD is included herein at the page indicated in parentheses:

Schedule II—Valuation and Qualifying Accounts (page 17)

      All other schedules for which provision is made in the applicable accounting regulations of the Securities Exchange Act of 1934 are not required under the related instructions or are inapplicable, and therefore have been omitted.

(c) Exhibits

      See the Exhibit Index on pages 18-21 hereof for a list of all management contracts, compensatory plans and arrangements required by this item (Exhibit Nos. 10(a)(i) through 10(q)), and all other Exhibits filed or incorporated by reference as a part of this report.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BECTON, DICKINSON AND COMPANY

By: /s/ DEAN J. PARANICAS Dean J. Paranicas Vice President, Corporate Secretary and Public Policy

Dated: December 13, 2004

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on the 13th day of December, 2004 by the following persons on behalf of the registrant and in the capacities indicated.

Name	Capacity

/s/ EDWARD J. LUDWIG (Edward J. Ludwig)	Chairman, President and Chief Executive Officer (Principal Executive Officer)

/s/ JOHN R. CONSIDINE (John R. Considine)	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ WILLIAM A. TOZZI (William A. Tozzi)	Vice President and Controller (Principal Accounting Officer)

/s/ BASIL L. ANDERSON (Basil L. Anderson)	Director

/s/ HARRY N. BEATY, M.D. (Harry N. Beaty, M.D.)	Director

/s/ HENRY P. BECTON, JR. (Henry P. Becton, Jr.)	Director

/s/ EDWARD F. DEGRAAN (Edward F. DeGraan)	Director

/s/ FRANK A. OLSON (Frank A. Olson)	Director

/s/ JAMES F. ORR (James F. Orr)	Director

Name	Capacity

/s/ WILLARD J. OVERLOCK, JR. (Willard J. Overlock, Jr.)	Director

/s/ JAMES E. PERRELLA (James E. Perrella)	Director

/s/ BERTRAM L. SCOTT (Bertram L. Scott)	Director

/s/ ALFRED SOMMER (Alfred Sommer)	Director

/s/ MARGARETHA AF UGGLAS (Margaretha af Ugglas)	Director

SCHEDULE II

BECTON, DICKINSON AND COMPANY
VALUATION AND QUALIFYING ACCOUNTS
Years Ended September 30, 2004, 2003 and 2002
(Thousands of dollars)

Col. A		Col. B	Col. C	Col. D		Col. E

Description		Balance at Beginning of Period	Additions Charged To Costs and Expenses	Deductions		Balance at End of Period

2004(A)
	Against trade receivables:
	For doubtful accounts	$32,672	$4,863	$126	(B)	$37,409
	For cash discounts	14,321	22,978	22,347		14,952

	Total	$46,993	$27,841	$22,473		$52,361

2003(A)
	Against trade receivables:
	For doubtful accounts	$27,300	$8,246	$2,874	(B)	$32,672
	For cash discounts	10,508	27,273	23,460		14,321

	Total	$37,808	$35,519	$26,334		$46,993

2002(A)
	Against trade receivables:
	For doubtful accounts	$29,544	$3,354	$5,598	(B)	$27,300
	For cash discounts	12,544	22,596	24,632		10,508

	Total	$42,088	$25,950	$30,230		$37,808

(A)	Restated to reflect amounts from continuing operations. See Note 18 in the Notes to Consolidated Financial Statements.
(B)	Accounts written off.

EXHIBIT INDEX

Exhibit Number	Description	Method of Filing

3(a)(i)	Restated Certificate of Incorporation, as amended January 22, 1990	Incorporated by reference to Exhibit 3(a) to the registrant's Annual Report on Form 10-K for fiscal year ended September 30, 1990
3(a)(ii)	Amendment to the Restated Certificate of Incorporation, as of August 5, 1996	Incorporated by reference to Exhibit 3(a) to the registrant's Quarterly Report on Form 10-Q for the period ended June 30, 1996
3(a)(iii)	Amendment to the Restated Certificate of Incorporation, as of August 10, 1998	Incorporated by reference to Exhibit 3(b) to the registrant's Quarterly Report on Form 10-Q for the period ended June 30, 1998
3(b)	By-Laws, as amended and restated as of July 27, 2004	Incorporated by reference to Exhibit 3 to the registrant's Quarterly Report on Form 10-Q for the period ended June 30, 2004
4(a)	Indenture, dated as of December 1, 1982 between the registrant and Manufacturers Hanover Trust Company (now JPMorgan Chase Bank)	Incorporated by reference to Exhibit 4 to Registration Statement No. 2-80707 on Form S-3 filed by the registrant
4(b)	First Supplemental Indenture, dated as of May 15, 1986, between the registrant and Manufacturers Hanover Trust Company (now JPMorgan Chase Bank)	Incorporated by reference to Exhibit 4(b) to Registration Statement No. 33-5663 on Form S-3 filed by the registrant
4(c)	Second Supplemental Indenture, dated as of January 10, 1995, between the registrant and Manufacturers Hanover Trust Company (now JPMorgan Chase Bank)	Incorporated by reference to Exhibit 4 to Registration Statement No. 2-80707 on Form S-3 filed by the registrant
4(d)	Indenture, dated as of March 1, 1997, between the registrant and The Chase Manhattan Bank (now JPMorgan Chase Bank)	Incorporated by reference to Exhibit 4(a) to Form 8-K filed by the registrant on July 31, 1997 (the registrant hereby agrees to furnish to the Commission upon request a copy of any other instruments which define the rights of holders on long-term debt of the registrant)
4(e)(i)	Rights Agreement, dated November 28, 1995, as amended and restated as of March 28, 2000, between the registrant and EquiServe Trust Company, N.A., which includes as thereto, the Form of Right Certificate, and as Exhibit B thereto, the Summary of Rights to Purchase Preferred Stock (the “Amended and Restated Rights Agreement”)	Incorporated by reference to Exhibit 4(e)(i) to the registrant's Quarterly Report on Form 10-Q for the period ended March 31, 2000
4(e)(ii)	Amendment No. 1 to the Amended and Restated Rights Agreement, dated as of April 24, 2000	Incorporated by reference to Exhibit 4(e)(ii) to the registrant's Quarterly Report on Form 10-Q for the period ended March 31, 2000
10(a)(i)	Form of Employment Agreement providing for certain payments to executive officers in the event of a discharge or significant change in such officers' respective duties after a change of control of the registrant	Incorporated by reference to Exhibit 10(b)(i) to the registrant's Quarterly Report on Form 10-Q for the period ended March 31, 2000

Exhibit Number	Description	Method of Filing

10(a)(ii)	Form of Employment Agreement providing for certain payments to corporate officers in the event of a discharge or significant change in such officers' respective duties after a change of control of the registrant	Incorporated by reference to Exhibit 10(b)(ii) to the registrant's Quarterly Report on Form 10-Q for the period ended March 31, 2000
10(b)	Stock Award Plan, as amended and restated as of May 25, 2004	Incorporated by refence to Exhibit 10(c) to the registrant's Quarterly Report on Form 10-Q for the period ended June 30, 2004
10(c)	Performance Incentive Plan, as amended and restated November 23, 2004	Filed with this report
10(d)	Deferred Compensation Plan, as amended and restated as of March 22, 2004	Incorporated by reference to Exhibit 10(b) to the registrant's Quarterly Report on Form 10-Q for the period ended June 30, 2004
10(e)	1996 Directors' Deferral Plan, as amended as of May 25, 2004	Incorporated by reference to Exhibit 10(a) of the registrant's Quarterly Report on Form 10-Q for the period ended June 30, 2004
10(f)(i)	1990 Stock Option Plan, as amended and restated February 8, 1994	Incorporated by reference to Exhibit 10(i) to the registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1994
10(f)(ii)	Amendment dated as of April 24, 2000 to the 1990 Stock Option Plan, as amended and restated February 8, 1994	Incorporated by reference to Exhibit 10(h) to the registrant's Quarterly Report on Form 10-K for the period ended June 30, 2000
10(g)(i)	Retirement Benefit Restoration Plan, as amended and restated as of November 27, 2000	Incorporated by reference to Exhibit 10(i)(i) to the registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 2000
10(g)(ii)	Amendment to the Retirement Benefit Restoration Plan dated October 16, 2001	Incorporated by reference to Exhibit 10(i)(ii) to the registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 2001
10(g)(iii)	Employee Participation Agreement dated November 27, 2000 between the registrant and John R. Considine	Incorporated by reference to Exhibit 10(i)(iii) to the registrant's Annual Report on Form 10-K for the period ended September 30, 2000
10(g)(iv)	Agreement dated December 18, 2000 between the registrant and John R. Considine	Incorporated by reference to Exhibit 10(i)(iv) to the registrant's Annual Report on Form 10-K for the period ended September 30, 2000
10(h)(i)	1994 Restricted Stock Plan for Non- Employee Directors	Incorporated by reference to Exhibit A to the registrant's Proxy Statement dated January 5, 1994
10(h)(ii)	Amendment to the 1994 Restricted Stock Plan for Non-Employee Directors as of November 26, 1996	Incorporated by reference to Exhibit 10(j)(ii) to the registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1996
10(i)(i)	1995 Stock Option Plan, as amended and restated January 27, 1998	Incorporated by reference to Exhibit 10(k) to the registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1998

Exhibit Number	Description	Method of Filing

10(i)(ii)	Amendments dated as of April 24, 2000 to the 1995 Stock Option Plan, as amended and restated January 27, 1998	Incorporated by reference to Exhibit 10(k) to the registrant's Quarterly Report on Form 10-Q for the period ended June 30, 2000
10(j)(i)	1998 Stock Option Plan	Incorporated by reference to Exhibit 10.1 to the registrant's Quarterly Report on Form 10-Q/A for the period ended March 31, 1998
10(j)(ii)	Amendments dated as of April 24, 2000 to the 1998 Stock Option Plan	Incorporated by reference to Exhibit 10(l) to the registrant's Quarterly Report on Form 10-Q for the period ended June 30, 2000
10(k)	Australian, French and Spanish addenda to the Becton, Dickinson and Company Stock Option Plans	Incorporated by reference to Exhibit 10(m) to the registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1998
10(l)	Indian addendum to the Becton, Dickinson and Company Stock Option Plans	Incorporated by reference to Exhibit 10(n) to registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1999
10(m)	China and Japan addenda to Becton, Dickinson and Company Stock Option Plans	Incorporated by reference to Exhibit 10(n)(i) to registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 2002
10(n)(i)	Non-Employee Directors 2000 Stock Option Plan	Incorporated by reference to Exhibit 10(o) to the registrant's Quarterly Report on Form 10-Q for the period ended March 31, 2000
10(n)(ii)	Amendments dated as of April 24, 2000 to the Non-Employee Directors 2000 Stock Option Plan	Incorporated by reference to Exhibit 10(o) to the registrant's Quarterly Report on Form 10-Q for the period ended June 30, 2000
10(o)	2002 Stock Option Plan	Incorporated by reference to Appendix A to the registrant's Proxy Statement dated January 2, 2002
10(p)	2004 Employee and Director Equity-Based Compensation Plan, as amended and restated as of March 23, 2004	Incorporated by reference to Exhibit 10 to the registrant's Quarterly Report on Form 10-Q for the period ended March 31, 2004
10(q)	Terms of Awards under 2004 Employee and Director Equity-Based Compensation Plan	Incorporated by reference to Exhibit A of the registrant's Current Report on Form 8-K dated November 23, 2004
10(r)	Amended and Restated Five-Year Credit Agreement, dated as of August 13, 2004 among the registrant and the banks named therein	Incorporated by reference to Exhibit 10(d) of the registrant's Quarterly Report on Form 10-Q for the period ended June 30, 2004
13	Portions of the registrant's Annual Report to Shareholders for fiscal year 2004	Filed with this report
18	Letter re: Change in Accounting Principle	Incorporated by reference to Exhibit 18 of the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 2003
21	Subsidiaries of the registrant	Filed with this report
23	Consent of independent registered public accounting firm	Filed with this report

Exhibit Number	Description	Method of Filing

31	Certifications of Chief Executive Officer and Chief Financial Officer, pursuant to SEC Rule 13(a)-14(a)	Filed with this report
32	Certifications of Chief Executive Officer and Chief Financial Officer, pursuant to Section 1350 of Chapter 63 of Title 18 of the U.S. Code	Filed with this report

      Copies of any Exhibits not accompanying this Form 10-K are available at a charge of 25 cents per page by contacting: Investor Relations, Becton, Dickinson and Company, 1 Becton Drive, Franklin Lakes, New Jersey 07417-1880, Phone: 1-800-284-6845.