Form 10-Q
period 2004-12-31
BECTON DICKINSON & CO
filed 2005-02-08
CIK 10795

FORM 10-Q
UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2004

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________________________________ to _________________________

Commission file number 001-4802

Becton, Dickinson and Company

(Exact name of registrant as specified in its charter)

New Jersey	22-0760120

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1 Becton Drive, Franklin Lakes, New Jersey 07417-1880

(Address of principal executive offices) (Zip Code)
(201) 847-6800

(Registrant’s telephone number, including area code)
N/A

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

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Shares Outstanding as of December 31, 2004
Common stock, par value $1.00	252,915,147

BECTON, DICKINSON AND COMPANY
FORM 10-Q
For the quarterly period ended December 31, 2004

ITEM 1. FINANCIAL STATEMENTS
BECTON, DICKINSON AND COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
Thousands of Dollars

	December 31, 2004	September 30, 2004

Assets	(Unaudited)
Current Assets:
Cash and equivalents	$822,037	$719,378
Short-term investments	51,495	32,119
Trade receivables, net	818,147	807,380
Inventories:
Materials	100,331	96,020
Work in process	142,372	132,841
Finished products	553,545	509,917

	796,248	738,778
Prepaid expenses, deferred taxes and other	263,987	279,985
Assets held for sale	63,711	63,694

Total Current Assets	2,815,625	2,641,334

Property, plant and equipment	4,234,118	4,104,222
Less allowances for depreciation and amortization	2,319,021	2,223,225

	1,915,097	1,880,997
Goodwill, Net	490,768	473,211
Core and Developed Technology, Net	194,808	188,541
Other Intangibles, Net	89,606	93,466
Capitalized Software, Net	275,834	283,918
Other	191,687	191,112

Total Assets	$5,973,425	$5,752,579

Liabilities and Shareholders’ Equity
Current Liabilities:
Short-term debt	$108,263	$49,289
Payables and accrued expenses	1,045,481	986,612
Liabilities held for sale	11,728	14,181

Total Current Liabilities	1,165,472	1,050,082

Long-Term Debt	1,061,341	1,171,506
Long-Term Employee Benefit Obligations	312,972	374,222
Deferred Income Taxes and Other	91,428	88,906
Commitments and Contingencies
Shareholders’ Equity:
Preferred stock	—	31,142
Common stock	332,662	332,662
Capital in excess of par value	491,529	414,515
Retained earnings	4,414,071	4,264,778
Deferred compensation	10,366	10,222
Common shares in treasury - at cost	(1,883,342)	(1,816,756)
Accumulated other comprehensive loss	(23,074)	(168,700)

Total Shareholders’ Equity	3,342,212	3,067,863

Total Liabilities and Shareholders’ Equity	$5,973,425	$5,752,579

See notes to condensed consolidated financial statements

BECTON, DICKINSON AND COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Thousands of Dollars, Except Per-share Data
(Unaudited)

	Three Months Ended December 31,

	2004	2003

Revenues	$1,288,369	$1,185,120
Cost of products sold	634,501	634,255
Selling and administrative	341,088	324,097
Research and development	62,083	58,288

Total Operating Costs and Expenses	1,037,672	1,016,640

Operating Income	250,697	168,480
Interest expense, net	(9,122)	(8,928)
Other expense, net	(2,861)	(911)

Income From Continuing Operations Before Income Taxes	238,714	158,641
Income tax provision	44,316	33,716

Income From Continuing Operations	194,398	124,925
Income from Discontinued Operations, net of income tax provision of $623 and $ 281, respectively	953	477

Net Income	$195,351	$125,402

Basic Earnings Per Share:
Income from Continuing Operations	$0.77	$0.49
Loss from Discontinued Operations	$—	$—
Basic Earnings Per Share	$0.78	$0.50

Diluted Earnings Per Share:
Income from Continuing Operations	$0.74	$0.48
Loss from Discontinued Operations	$—	$—
Diluted Earnings Per Share	$0.75	$0.48

Dividends Per Common Share	$.18	$.15

See notes to condensed consolidated financial statements

BECTON, DICKINSON AND COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Thousands of Dollars
(Unaudited)

	Three Months Ended December 31,

	2004	2003

Operating Activities
Net income	$195,351	$125,402
Income from discontinued operations, net	(953)	(477)

Income from continuing operations, net	194,398	124,925
Adjustments to income from continuing operations to derive net cash provided by operating activities:
Depreciation and amortization	94,686	87,992
Share-based compensation (Note 7)	11,590	—
Pension contributions	(68,000)	—
BGM charges (Note 8)	—	38,551
Change in working capital	7,544	(63,169)
Other, net	16,931	7,902

Net Cash Provided by Continuing Operating Activities	257,149	196,201

Investing Activities
Capital expenditures	(49,932)	(44,459)
Capitalized software	(5,042)	(11,794)
Purchases of investments, net	(18,254)	(3,020)
Other, net	(6,233)	(8,764)

Net Cash Used for Continuing Investing Activities	(79,461)	(68,037)

Financing Activities
Change in short-term debt	(44,953)	(100,025)
Payments of long-term debt	(357)	(16,854)
Repurchase of common stock	(112,460)	(75,143)
Issuance of common stock from treasury	58,643	58,748
Tax benefit from stock option exercises	21,657	13,029
Dividends paid	(251)	(28)

Net Cash Used for Continuing Financing Activities	(77,721)	(120,273)

Net Cash (Used for) Provided by Discontinued Operations	(1,517)	3,605
Effect of exchange rate changes on cash and equivalents	4,209	3,258

Net increase in cash and equivalents	102,659	14,754
Opening Cash and Equivalents	719,378	519,886

Closing Cash and Equivalents	$822,037	$534,640

See notes to condensed consolidated financial statements

BECTON, DICKINSON AND COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Dollar and Share Amounts in Thousands, Except Per-share Data

December 31, 2004

Note 1 - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, in the opinion of the management of the Company, include all adjustments which are of a normal recurring nature, necessary for a fair presentation of financial position and the results of operations and cash flows for the periods presented. However, the financial statements do not include all information and footnotes required for a presentation in accordance with generally accepted accounting principles. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included or incorporated by reference in the Company’s 2004 Annual Report on Form 10-K. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year. Certain reclassifications have been made to prior year amounts to conform to current year presentation.

Note 2 – Comprehensive Income

Comprehensive income for the Company is comprised of the following:

	Three Months Ended December 31,

	2004	2003

Net Income	$195,351	$125,402
Other Comprehensive Income, Net of Tax
Foreign currency translation adjustments	149,931	68,398
Unrealized gains (losses) on investments, net of amounts recognized	1,360	(1,280)
Unrealized losses on cash flow hedges, net of amounts realized	(5,665)	(2,414)

Comprehensive Income	$340,977	$190,106

The amount of unrealized gains or losses on investments and cash flow hedges in comprehensive income has been adjusted to reflect any realized gains and recognized losses included in net income during the three months ended December 31, 2004 and 2003.

Note 3 - Earnings per Share

The following table sets forth the computations of basic and diluted earnings per share:

	Three Months Ended December 31,

	2004	2003

Income from continuing operations	$194,398	$124,925
Preferred stock dividends	(367)	(550)

Income from continuing operations available to common shareholders (A)	194,031	124,375

Preferred stock dividends – using “if converted” method	367	550
Additional ESOP contribution – using “if converted” method	—	(2)

Income from continuing operations available to common shareholders after assumed conversions (B)	$194,398	$124,923

Average common shares outstanding (C)	251,232	252,132
Dilutive stock equivalents from stock plans	8,309	6,096
Shares issuable upon conversion of preferred stock	2,429	3,644

Average common and common equivalent shares outstanding – assuming dilution (D)	261,970	261,872

Basic earnings per share – income from continuing operations (A/C)	$.77	$.49

Diluted earnings per share - income from continuing operations (B/D)	$.74	$.48

There were 2,212 and 2,571 common shares issued upon exercise of stock options during the three months ended December 31, 2004 and 2003, respectively.

Note 4 - Contingencies

The Company is involved, both as a plaintiff and a defendant, in various legal proceedings and claims which arise in the ordinary course of business.

Given the uncertain nature of litigation generally, the Company is not able to estimate the amount or range of loss that could result from an unfavorable outcome of the litigation to which it is a party. In accordance with accounting principles generally accepted in the United States, the Company establishes accruals to the extent probable future losses are estimable. While the Company believes that the claims against BD are without merit and, upon resolution, should not have a material adverse effect on BD, in view of the uncertainties discussed above, the Company could incur charges in excess of any currently established reserves and, to the extent available, excess liability insurance. Accordingly, in the opinion of management, any such future charges, individually or in the aggregate, could have a material adverse effect on BD’s consolidated results of operations and consolidated net cash flows in the period or periods in which they are recorded or paid. The Company continues to believe that BD has valid defenses to each of the suits pending against it and is engaged in a vigorous defense of each of these matters. Further discussion of legal proceedings is included in Part II of this Report on Form 10-Q.

Note 5 – Segment Data

The Company’s organizational structure is based upon its three principal business segments: BD Medical (“Medical”), BD Diagnostics (“Diagnostics”), and BD Biosciences (“Biosciences”). The Company evaluates segment performance based upon operating income. Segment operating income represents revenues reduced by product costs and operating expenses. Financial information for the Company’s segments is as follows:

	Three Months Ended December 31,

	2004	2003

Revenues
Medical	$693,822	$626,868
Diagnostics	413,783	400,945
Biosciences	180,764	157,307

Total Revenues (A)	$1,288,369	$1,185,120

	Three Months Ended December 31,

	2004	2003

Segment Operating Income
Medical (B)	$163,321	$91,946
Diagnostics	102,895	97,635
Biosciences	37,299	29,143

Total Segment Operating Income	303,515	218,724
Unallocated Items (C)	(64,801)	(60,083)

Income from Continuing Operations Before Income Taxes	$238,714	$158,641

	Three Months Ended December 31,

	2004	2003

Revenues by Organizational Units
BD Medical
Medical Surgical Systems	$409,564	$374,843
Diabetes Care	158,678	133,026
Pharmaceutical Systems	110,685	105,199
Ophthalmic Systems	14,895	13,800

	$693,822	$626,868

BD Diagnostics
Preanalytical Systems	$208,521	$184,980
Diagnostic Systems	205,262	215,965

	$413,783	$400,945

BD Biosciences
Immunocytometry Systems	$100,100	$82,086
Pharmingen	33,701	30,338
Discovery Labware	46,963	44,883

	$180,764	$157,307

Total	$1,288,369	$1,185,120

(A)	Intersegment revenues are not material.
(B)	Prior year amount includes $45,024 of charges related to blood glucose monitoring products as discussed further in Note 8 in Notes to the Condensed Consolidated Financial Statements.
(C)	Includes primarily interest, net; foreign exchange; corporate expenses; share-based compensation expense in 2004; and legal costs relating to litigation with Retractable Technologies, Inc. in 2003.

Note 6 – Goodwill and Other Intangible Assets

The components of intangible assets are as follows:

	December 31, 2004		September 30, 2004

	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Amortized intangible assets:
Core and Developed Technology	$312,829	$118,021	$297,342	$108,801
Patents, Trademarks, & Other	309,119	234,650	307,376	229,047

Total	$621,948	$352,671	$604,718	$337,848

Unamortized intangible assets:
Goodwill	$490,768		$473,211
Trademarks	15,137		15,137

Total	$505,905		$488,348

The change in the carrying amount of goodwill and core and developed technology for the three months ended December 31, 2004 relates to foreign currency translation adjustments.

The estimated intangible amortization expense for the fiscal years ending September 30, 2005 to 2010 are as follows: 2005 - $33,600; 2006 - $29,300; 2007 - $29,200; 2008 - $27,800; 2009 - $26,100; 2010 - $25,600.

Note 7 – Share-Based Compensation

Fair Value Method Accounting

Historically, the Company accounted for stock options using the intrinsic value method. This method measures stock compensation expense as the amount by which the market price of the stock on the date of grant exceeds the exercise price. The Company has not recognized any stock compensation expense under this method in recent years because the Company granted stock options at the current stock price.

Effective October 1, 2004, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004) – Share-Based Payment (“SFAS No. 123 (R)”). This Statement requires compensation cost relating to share-based payment transactions to be recognized in the financial statements using a fair-value measurement method. Under the fair value method, the estimated fair value of awards is charged against income on a straight-line basis over the requisite service period, which is generally the vesting period. In addition, the Company granted restricted stock awards in November 2004 under its new long-term incentive program, as discussed further below. The Company selected the modified prospective method as prescribed in SFAS No. 123 (R) and therefore, prior periods were not restated. Under the modified prospective application, this Statement was applied to new awards granted in fiscal 2005, as well as to the unvested portion of previously granted equity-based awards for which the requisite service had not been rendered as of October 1, 2004. In the first quarter of 2005, the Company recorded share-based compensation expense associated with the SFAS No. 123 (R) adoption and the restricted stock awards of $11,590 or, $8,494 after-tax. This expense is net of a cumulative pre-tax adjustment of $1,799 resulting from a change to the estimated forfeiture rate for current and prior period unvested stock option grants.

For the three months ended December 31, 2004, share-based compensation expense reduced the Company’s results of operations as follows:

Income From Continuing Operations
Before Income Taxes	$(11,590)

Income from Continuing Operations	$(8,494)

Net income	$(8,494)

Basic Earnings Per Share:
Income from Continuing Operations	$(.03)
Income from Discontinued Operations	$—

Net income	$(.03)

Diluted Earnings Per Share:
Income from Continuing Operations	$(.03)
Income from Discontinued Operations	$—

Net income	$(.03)

In accordance with SFAS No. 123 (R), tax benefits from stock option exercises in the current quarter of $21,657 were reclassified from cash flows from continuing operating activities to cash flows from continuing financing activities in the Company’s Condensed Consolidated Statement of Cash Flows.

Long-Term Incentive Plan

In November 2004, the Company granted stock-based awards under the 2004 Employee and Director Equity-Based Compensation Plan (the “2004 Plan”), which provides for long-term incentive compensation to employees and directors. The November 2004 awards consisted of stock options, performance restricted stock units and time-vested restricted stock units. The Company believes that such awards align the interest of its employees with those of its shareholders, and to encourage employees to act as equity owners of the Company.

Stock options

All stock option grants are for a ten-year term. Stock options issued after November 2001 vest over a four-year period. Stock options issued prior to November 2001 vested over a three-year period. The fair value of the November 2004 stock option grants were estimated on the date of grant using a lattice-based binomial option valuation model that uses the following weighted-average assumptions: risk free interest rate of 3.93%, expected volatility of 29%; expected dividend yield of 1.28% and expected life of 6.5 years. Expected volatility is based upon historical volatility for the Company’s common stock and other factors. The expected term of options granted is derived from the output of the model, using assumed exercise rates based on historical exercise patterns, and represents the period of time that options granted are expected to be outstanding. The risk free interest rate used is based upon the published U.S. Treasury yield curve in effect at the time of grant for instruments with a similar life. The dividend yield is based upon the most recently declared quarterly dividend as of the grant date. Stock options granted prior to October 1, 2004 were valued based on the grant date fair value of those awards, using the Black-Scholes option pricing model, as previously calculated for pro-forma disclosures under SFAS No. 123 – Accounting for Stock-based Compensation.

Performance-Based Restricted Stock Units

Performance-based restricted stock units cliff vest after three years, and are tied to BD’s performance against pre-established targets, including its compound growth rate of consolidated revenues and average return on invested capital, over a three-year performance period. Under BD’s long-term incentive program, the actual payout under these awards may vary from zero to 250% of an employee’s target payout, based on BD’s actual performance over the three-year performance period. The fair value is based on the market price of the Company’s stock on the date of grant and assumes that the target payout level will be achieved. Compensation cost is adjusted for subsequent changes in the outcome of performance-related conditions until the vesting date.

Time Vested Restricted Stock Units

Time vested restricted stock units cliff vest three years after the date of grant. For certain key executives of the Company, such units generally vest one year following the employee’s retirement and the related stock-based compensation expense is recorded over the requisite service period based on an assumed average retirement age. The fair value of all time vested restricted units is based on the market value of the Company’s stock on the date of grant.

Pro-forma Disclosure

The following table illustrates the effect on net income and earnings per share if the Company were to have applied the fair-value based method to account for all stock-based awards for the three months ended December 31, 2003.

	Three Months Ended December 31, 2003

Net income, as reported	$125,402	(a)
Less stock-based compensation expense, net of tax	(8,439)

Pro-forma net income	$116,963

Reported earnings per share:
Basic	$.50

Diluted	$.48

Pro-forma earnings per share:
Basic	$.46

Diluted	$.45

(a)	Includes $540 of stock-based compensation expense relating to restricted stock awards granted in November 2003.

The pro-forma amounts and fair value of each option grant were estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in all periods: risk free interest rates of 3.66% to 4.50%; expected volatility of 32.5% to 33.2%; expected dividend yield of 1.16% to 1.21%; and expected life of 6 years.

Note 8 – Blood Glucose Monitoring Charges

The Company recorded a pre-tax charge of $45,024 to cost of products sold in the Company’s results of operations for the three months ended December 31, 2003 related to its blood glucose monitoring (“BGM”) products, which included a reserve of $6,473 in connection with the voluntary product recall of certain lots of BGM test strips and the write-off of $29,803 of certain test strip inventories. Based upon internal testing, it was determined that certain BGM test strip lots, produced by BD’s manufacturing partner, were not performing within BD’s specifications. As a result, the Company decided to recall the affected lots and dispose of the non-conforming product in inventory. In addition, the charge reflects BD’s decision to focus its sales and marketing efforts on the BD Logic™ and Paradigm Link™ blood glucose meters in the United States, and to discontinue support of the BD Latitude™ system product offering in the United States, resulting in a write-off of $8,748 of related blood glucose meters and fixed assets. As of December 31, 2004, a $1,676 accrual remains for product to be returned related to this product recall, which is expected to be fully utilized in 2005.

Note 9 – Benefit Plans

The Company has defined benefit pension plans covering substantially all of its employees in the United States and certain foreign locations. The Company also provides certain postretirement healthcare and life insurance benefits to qualifying domestic retirees. Postretirement benefit plans in foreign countries are not material.

Net pension and postretirement expense included the following components for the three months ended December 31:

	Pension Plans		Other Postretirement Benefits

	2004	2003	2004	2003

Components of net pension and postretirement costs:
Service cost	$15,294	$14,254	$913	$877
Interest cost	16,698	15,707	3,832	3,623
Expected return on plan assets	(14,710)	(12,981)	—	—
Amortization of prior service cost	83	45	(1,558)	(1,558)
Amortization of loss	5,708	4,396	1,520	1,029
Other	—	(42)	16	—

Net pension and postretirement costs	$23,073	$21,379	$4,723	$3,971

Net pension expense attributable to foreign plans included in the preceding table was $4,102 and $4,014 for the three months ended December 31, 2004 and 2003, respectively.

The Company contributed approximately $50,000 and $18,000, on a discretionary basis, to increase the funding for its U.S. and foreign pension plans, respectively, during the first quarter of 2005. In addition, the Company contributed an additional $35,000 to the U.S. pension plan, on a discretionary basis, in January 2005.

Note 10 – Employee Stock Ownership Plan

During the first quarter of 2005, the Trustee of the Company’s Employee Stock Ownership Plan (“ESOP”) converted all of the outstanding shares of Series B ESOP Convertible Preferred Stock (“ESOP Preferred”) into Becton, Dickinson and Company common stock. This was done in response to the November 2004 dividend declaration, which reflected a 20% increase in the common dividend versus the preceding quarter and increased the difference between the common dividend and the fixed dividend payable on the ESOP Preferred shares (on an equivalent share basis). Conversion of the ESOP Preferred occurred at the rate of 6.4 Common shares for each share of ESOP Preferred.

Note 11 – Discontinued Operations

On September 28, 2004, the Company’s Board of Directors approved a plan to sell the Clontech unit of the BD Biosciences segment. As a result, Clontech’s results of operations are reported as Discontinued Operations for all periods presented in the accompanying Condensed Consolidated Statements of Income. Clontech’s statement of financial position is classified as Assets held for sale and Liabilities held for sale, in the accompanying Condensed Consolidated Balance Sheets for all periods presented.

Results of Discontinued Operations for the three months ended December 31 are as follows:

	2004	2003

Revenues	$13,439	$14,411

Income from discontinued operations before income taxes	$1,576	$758
Income tax provision	(623)	(281)

Income from discontinued operations	$953	$477

Assets held for sale included the following at:

	December 31, 2004	September 30, 2004

Current assets	$26,640	$26,676
Property, plant and equipment	10,035	9,562
Core and developed technology	15,256	15,256
Other intangible assets	8,729	8,729
Other assets	3,051	3,471

Assets held for sale	$63,711	$63,694

Liabilities held for sale included the following at:

	December 31, 2004	September 30, 2004

Current liabilities	$11,206	$13,522
Long-term liabilities	522	659

Liabilities held for sale	$11,728	$14,181

The components of Income from Discontinued Operations Before Income Taxes for the three months ended December 31 follow:

	2004	2003

Domestic, including Puerto Rico	$643	$(965)
Foreign	933	1,723

	$1,576	$758

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Company Overview

BD is a medical technology company that serves healthcare institutions, life science researchers, clinical laboratories, industry and the general public. BD manufactures and sells a broad range of medical supplies, devices, laboratory equipment and diagnostic products. We focus strategically on achieving growth in three worldwide business segments – BD Medical (“Medical”), BD Diagnostics (“Diagnostics”) and BD Biosciences (“Biosciences”). Our products are marketed in the United States and internationally through independent distribution channels, directly to end users and by sales representatives.

BD’s management operates the business consistent with the following core strategies:

•	to increase revenue growth by focusing on products that deliver greater benefits to patients, healthcare workers and researchers;
•	to improve operating effectiveness and balance sheet productivity; and,
•	to strengthen organizational and associate capabilities in the ever-changing healthcare environment.

In assessing the outcomes of these strategies and BD’s financial condition and operating performance, management generally reviews quarterly forecast data, monthly actual results, segment sales and other similar information. We also consider trends related to certain key financial data, including gross profit margin, selling and administrative expense and cash flows.

The results of our strategies are reflected in our first quarter 2005 financial and operational performance. BD reported first quarter revenues of $1.3 billion, an increase of 9% from the same period a year ago. After excluding the favorable impact of foreign currency translation, revenues for the quarter increased approximately 6%. Sales in the United States of safety-engineered devices grew 12% to $212 million in the first quarter of 2005. International sales of safety-engineered devices grew 37% to $60 million in the first quarter of 2005. International revenue growth of 11% for the three-month period was favorably affected by foreign currency translation, primarily the Euro. After excluding the favorable impact of foreign currency translation, international revenues grew approximately 5% for the three-month period. As further discussed in our 2004 Annual Report on Form 10-K, we face currency exposure that arises from translating the results of our worldwide operations to the U.S. dollar at exchange rates that have fluctuated from the beginning of the period. We purchase option and forward contracts to partially protect against adverse foreign exchange rate movements.

Our balance sheet remains strong with net cash provided by continuing operations at approximately $257 million for the three months ended December 31, 2004 and our debt-to-capitalization ratio (shareholders’ equity, net non-current deferred income tax liabilities, and debt) improved to 25.6% at December 31, 2004 from 28.1% at September 30, 2004.

Our ability to sustain our long-term growth will depend on a number of factors, including our ability to expand our core business (including geographical expansion), develop innovative new products with higher gross profit margins across our business segments, and continue to improve operating efficiency and organizational effectiveness. Numerous factors can affect our ability to achieve these goals, including without limitation, U.S and global economic conditions, increased competition and healthcare cost containment initiatives. We believe that there are several important factors relating to our business that tend to reduce the impact on BD of any potential economic or political events in countries in which we do business, including the effects of possible healthcare system reforms. These include the non-discretionary nature of the demand for many of our core products, which may reduce the impact of economic downturns, our international diversification and our ability to meet the needs of the worldwide healthcare industry with cost-effective and innovative products.

Our anticipated revenue growth over the next three years is expected to come from the following:

•	Core business growth and expansion, including the continued transition to safety-engineered devices;
•	Expanding the sale of our high quality products around the globe; and,
•	Development in each business segment of new products and services that provide increased benefits to patients, healthcare workers and researchers.

Results of Operations

Revenues

Refer to Note 5 in the Notes to Condensed Consolidated Financial Statements for segment financial data.

Medical Segment – First quarter revenues of $694 million represented an increase of 11% from the prior year’s period, or 8% at constant foreign exchange rates. Medical revenues reflect the continued conversion in the United States to safety-engineered products, accounting for sales of $126 million, as compared with $114 million in the prior year’s quarter. Included in Medical revenues were international sales of safety-engineered products of $18 million, compared with $14 million in the prior year’s quarter. Also contributing to the growth of the segment were strong sales in the Diabetes Care unit.

Diagnostics Segment – First quarter revenues of $414 million represented an increase of 3% over the prior year period, or 1% excluding the favorable impact of foreign currency translation. Diagnostics revenues reflect the continued conversion in the United States to safety-engineered products, accounting for sales of $86 million, as compared with $76 million in the prior year’s quarter. Diagnostics revenues also include international sales of safety-engineered products of $42 million, compared with $29 million in the prior year’s quarter. As anticipated, and despite strong sales from the BD ProbeTec™ ET and BD Phoenix™ instruments, revenues in the Diagnostic Systems unit of the segment declined 5% from the prior year’s quarter. The first quarter of fiscal 2004 benefited from exceptionally strong sales of flu tests in Japan and the United States, which did not recur in this year’s fiscal first quarter.

Biosciences Segment — First quarter revenues of $181 million represented an increase of 15% over the prior year period, or 11% excluding the favorable impact of foreign currency translation. Instrument sales growth was a primary driver of overall revenue growth and was driven by sales of the recently launched BD FACSCanto™ analyzer. Continued strong market acceptance of the BD FACSAria™ cell sorter also contributed to instrument sales. First quarter sales of flow cytometry reagents continued to be strong in both the clinical and research markets and were also key contributors to revenue growth.

Share-Based Compensation

We believe stock ownership and stock-based incentive awards are the best way to align the interests of employees with those of our shareholders. Historically, we have used stock options as our primary form of incentive compensation. In November 2004, stock-based awards were granted to employees under a new long-term incentive program, which consisted of both stock options and restricted stock awards.

Historically, we accounted for stock options using the intrinsic value method. This method measures stock compensation expense as the amount by which the market price of the stock on the date of grant exceeds the exercise price. We have not recognized any stock compensation expense under this method in recent years because we granted stock options at the current stock price.

Effective October 1, 2004, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004) – Share-Based Payment (“SFAS No. 123 (R)”). This Statement requires compensation cost relating to share-based payment transactions to be recognized in our financial statements using a fair-value measurement method. Under the fair value method, the estimated fair value of awards is charged against income on a straight-line basis over the requisite service period, which is generally the vesting period. In the first quarter of 2005, we recorded share-based compensation expense associated with the SFAS No. 123 (R) adoption and the restricted stock awards, of $11.6 million of which $9.1 million was recorded in selling and administrative expense, $1.5 million was recorded in cost of products sold, and $1.0 million was recorded in research and development expense. Share-based compensation expense is recorded in corporate unallocated expense for segment reporting purposes. The first quarter 2005 expense is net of a cumulative pre-tax adjustment of $1,799 resulting from a change to the estimated forfeiture rate for current and prior period unvested stock option grants.

For the current quarter, share-based compensation reduced diluted earnings per share from continuing operations by 3 cents. Our full year fiscal 2005 stock compensation expense, including restricted stock awards, is estimated to reduce diluted earnings per share from continuing operations by approximately 17 cents. See Note 7 in the Notes to Condensed Consolidated Financial Statements for prior period pro-forma data and additional discussion.

Segment Operating Income

Medical Segment

Segment operating income for the first quarter was $163 million compared to $92 million in the prior year’s first quarter. The prior year amount included $45 million of blood glucose monitoring (“BGM”) charges as discussed in Note 8 to the Condensed Consolidated Financial Statements. Excluding the BGM charges in last year’s quarter, the increase in Medical operating income reflects increased sales of products with higher overall gross profit compared to products sold in the prior year.

Diagnostics Segment

Segment operating income for the first quarter was $103 million compared to $98 million in the prior year’s first quarter and reflects the impact of revenue fluctuations, as noted above. Segment operating income also reflects reduced research and development spending relating to the completion of our cancer biomarker discovery program in the third quarter of fiscal 2004.

Biosciences Segment

Segment operating income was $37 million for the first quarter compared to $29 million in the prior year’s first quarter and primarily reflects revenue growth of instruments and reagents, as discussed above.

Gross Profit Margin

Gross profit margin was 50.8% for the first quarter, compared with 46.5% for the comparable prior year period. Excluding share-based compensation in the current year of $1.5 million and the BGM charges of $45 million in the prior year, the increase in gross profit margin for the first quarter reflected increased sales of products with higher gross profit margins. In addition, gross profit margin benefited from a weaker U.S. dollar. Excluding share-based compensation expense in the current year and the BGM charges in the prior year, we expect improvement in gross profit margin of about 30 to 40 basis points for fiscal 2005, despite the current impact of higher resin prices on our cost of products sold.

Selling and Administrative Expense

Selling and administrative expense was 26.5% of revenues for the first quarter, compared with the prior year’s ratio of 27.3%. As discussed above, $9.1 million of stock-based compensation was recorded to selling and administrative expense in 2005, which amounted to 0.7% of revenues. Aggregate expenses were higher for the current quarter, reflecting increased investment in various strategic initiatives, as well as a weaker U.S. dollar. Selling and administrative expense in the prior year included legal fees incurred in connection with the Retractable Technologies, Inc. litigation that was settled in July 2004. Selling and administrative expense, as a percentage of revenues, is expected to improve by 75 to 100 basis points for fiscal 2005, excluding share-based compensation expense.

Research and Development Expense

Research and development expense was $62.1 million or 4.8% of revenues for the first quarter, compared with the prior year’s amount of $58.3 million or 4.9% of revenues. As discussed above, $1.0 million of stock-based compensation was recorded to research and development expense in 2005. The increase in research and development expenditures is also attributable to spending for new programs in each of our segments, partially offset by reduced spending from molecular oncology diagnostics following the completion of our cancer biomarker discovery program in the third quarter of fiscal 2004. Excluding share-based compensation expense, we anticipate spending to increase 12 % to 15% for fiscal 2005.

Interest Expense, Net

Interest expense, net, increased slightly to $9.1 million in the current quarter from $8.9 million in the prior year’s quarter. The impact of higher interest rates on long-term debt was offset by interest income on increased investment levels.

Income Taxes

The reported income tax rate was 18.6% for the first quarter, which reflects an estimated 5% benefit due to the reversal of tax reserves in connection with the conclusion of tax examinations in four non-U.S. jurisdictions. In addition, certain tax-related events caused the reported tax rate for the quarter to vary from the expected effective tax rate for the year of approximately 25.5%. The prior year’s tax rate was 21% for the quarter, which reflected the impact of the aforementioned BGM charges.

Income from Continuing Operations and Diluted Earnings Per Share from Continuing Operations

Income from continuing operations and diluted earnings per share from continuing operations for the first quarter were $194 million and 74 cents, respectively. The net effect of share-based compensation and the reversal of tax reserves described above increased income from continuing operations by $2.8 million and diluted earnings per share from continuing operations by 1 cent in the first quarter. This compared with $125 million and 48 cents, respectively, in the comparable prior year period. The BGM charges reduced income from continuing operations and diluted earnings per share from continuing operations in the prior year period by $28 million and 11 cents, respectively.

Liquidity and Capital Resources

Net cash provided by continuing operating activities, which continues to be our primary source of funds to finance operating needs and capital expenditures, was $257 million during the first quarter of fiscal 2005, and $196 million in the same period in fiscal 2004. Net cash provided by operations was reduced by $50 million and $18 million in discretionary cash contributions to the U.S. and foreign pension plans during the first quarter of 2005. The Company contributed an additional $35 million on a discretionary basis to its U.S. Pension Plan in January of 2005. BD’s funding policy for its defined benefit pension plans is to contribute amounts sufficient to meet the minimum funding requirement of the Employee Retirement Income Security Act of 1974, plus any additional amounts that management may determine to be appropriate considering the funded status of the plans, tax deductibility, cash flows, and other factors. As further discussed in our fiscal year 2004 Annual Report on Form 10-K, changes in pension costs may occur in the future due to changes in assumptions inherent in the actuarial valuations used, in part, to determine the Company’s minimum funding obligations.

Net cash used for continuing investing activities for the first quarter of the current year was $79 million, compared to $68 million in the same period a year ago. Capital expenditures were $50 million in the first quarter of fiscal 2005 and $44 million in the same period in fiscal 2004. We expect capital spending for fiscal 2005 to be between $300 million and $325 million.

Net cash used for continuing financing activities in the first quarter of the current year was $78 million, compared to $120 million in the prior year period, and included the repurchase of shares of our common stock for approximately $112 million, compared to approximately $75 million in the prior year period. As of December 31, 2004, authorization to repurchase an additional 12.1 million common shares remained. Stock repurchases were offset, in part, by the issuance of common stock from treasury due to the exercising of stock options by employees. The Company recognized approximately $22 million in tax benefits from the exercise of stock options in the current quarter, as compared to $13 million in the prior year’s quarter. In the current year, cash used for the repayment of debt was approximately $45 million, as compared to $117 million in the prior year. As of December 31, 2004, total debt of $1.2 billion represented 25.6% of total capital (shareholders’ equity, net non-current deferred income tax liabilities, and debt), an improvement from 28.1% at September 30, 2004. We have in place a commercial paper borrowing program that is available to meet our short-term financing needs, including working capital requirements. There were no borrowings outstanding under this program as of December 31, 2004. As discussed in our fiscal year 2004 Annual Report on Form 10-K, we have in place a syndicated credit facility totaling $900 million in order to provide backup support for our commercial paper program and for other general corporate purposes. This credit facility expires in August 2009. The facility contains a single financial covenant that requires BD to maintain an interest expense coverage ratio (ratio of earnings before income taxes, depreciation and amortization to interest expense) of not less than 5-to-1 for the most recent four consecutive fiscal quarters. For the last eight measurement dates, this ratio has ranged from 18-to-1 up to 21-to-1. Given the availability of this facility and our strong credit ratings, we continue to have a high degree of confidence in our ability to refinance debt maturities, as well as to incur substantial additional debt, if required.

During the quarter, under the terms of its 8.7% Debentures, due January 15, 2025, we exercised the early redemption option and redeemed the full $100 million principal amount outstanding effective January 15, 2005, at a redemption price of 103.949%. We had utilized an interest rate swap (designated for accounting purposes as a fair value hedge) to effectively convert the fixed rate of interest under the Debentures to a floating rate. This swap was terminated during the first quarter of 2005, which resulted in a gain that is reflected in the carrying value of the Debentures at December 31, 2004 and largely offsets the additional expense of the early redemption.

BD’s ability to generate cash flow from operations, issue debt, enter into other financing arrangements and attract long-term capital on acceptable terms could be adversely affected in the event there was a material decline in the demand for BD’s products, deterioration in BD’s key financial ratios or credit ratings, or other significantly unfavorable changes in conditions. While a deterioration in the Company’s credit ratings would increase the costs associated with maintaining and borrowing under its existing credit arrangements, such a downgrade would not affect the Company’s ability to draw on these credit facilities, nor would it result in an acceleration of the scheduled maturities of any outstanding debt.

The American Jobs Creation Act of 2004, which was signed into law on October 22, 2004, provides corporate taxpayers with an election to claim a deduction equal to 85% of cash dividends in excess of a base-period amount received from controlled foreign corporations if the dividends are invested in the United States under a properly approved domestic investment plan. As a result of the passage of the American Jobs Creation Act, we are currently revisiting our policy of indefinite reinvestment of foreign earnings. The deduction is subject to a number of limitations and, as of today, uncertainty remains as to how to interpret certain provisions of this legislation. As such, we have not concluded as to whether, when, and to what extent, we might repatriate foreign earnings that have not yet been remitted to the United States. However, we currently expect that any such repatriation would be about $500 million and that the tax cost would be approximately 6% to 8% for every $100 million repatriated.

Critical Accounting Policies

The preparation of financial statements in accordance with generally accepted accounting principles (“GAAP”) requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. A summary of our significant accounting policies is included in Note 1 to our consolidated financial statements for the year ended September 30, 2004, which are incorporated by reference in our 2004 Annual Report on Form 10-K. Certain of our accounting policies are considered critical, as summarized in the Financial Review section of our 2004 Annual Report on Form 10-K, as these policies are the most important to the depiction of our financial statements and require significant, difficult or complex judgments by management, often employing the use of estimates about the effects of matters that are inherently uncertain. Estimation methodologies are applied consistently from year to year. Other than the adoption of SFAS No. 123 (R), as discussed in Note 7 in the Notes to Condensed Consolidated Financial Statements, there have been no significant changes in the application of the critical accounting policies since September 30, 2004. These critical accounting policies have been reviewed with the Audit Committee of the Board of Directors.

Use of Non-GAAP Financial Measures

We prepare BD’s financial statements in accordance with U.S. GAAP. When discussing our financial performance, we at times will present certain non-GAAP financial measures, as follows:

•

We present revenue growth rates at constant foreign exchange rates. We believe that presenting growth rates at constant foreign exchange rates allows investors to view the underlying operating results of BD and of its segments without the impact of fluctuations in foreign currency exchange rates, thereby facilitating comparisons to prior periods.

•

We present earnings per share and other financial measures after excluding the impact of significant charges, and the impact of unusual or non-recurring items. We believe that excluding such impact from these financial measures allows investors to more easily compare BD’s financial performance with prior period performance and to understand the operating results of BD without the effects of these significant charges and unusual or non-recurring items.

•

We present earnings per share and other financial measures after excluding the impact of share-based compensation expense for the period, to the extent such period is being compared to a prior period where such expense was either not recognized or was immaterial. We believe that excluding these expenses, which are non-cash items, allows investors to more easily compare BD’s financial performance with prior period performance.

•	We present earnings per share and other financial measures after excluding the effects of changes in tax laws and regulations (including without limitation, rate changes) and other events that cause the tax rate for the period being presented to vary from the Company’s expected effective tax rate for the full fiscal year. We believe that excluding such effects facilitates comparisons of BD’s financial performance with prior period performance.

BD’s management considers these non-GAAP financial measures internally in evaluating BD’s performance. Investors should consider these non-GAAP measures in addition to, not as a substitute for or as superior to, measures of financial performance prepared in accordance with GAAP.

BECTON DICKINSON AND COMPANY
SUPPLEMENTAL REVENUE INFORMATION
REVENUES BY BUSINESS SEGMENTS AND UNITS
Three Months Ended December 31,
(Unaudited; Amounts in thousands)

	United States

	2004	2003	% Change

BD MEDICAL
Medical Surgical Systems	$215,506	$198,519	8.6
Diabetes Care	88,461	74,849	18.2
Pharmaceutical Systems	20,049	24,355	(17.7)
Ophthalmic Systems	5,638	6,025	(6.4)

TOTAL	$329,654	$303,748	8.5

BD DIAGNOSTICS
Preanalytical Systems	$114,763	$106,627	7.6
Diagnostic Systems	103,945	106,290	(2.2)

TOTAL	$218,708	$212,917	2.7

BD BIOSCIENCES
Discovery Labware	$24,094	$23,415	2.9
Immunocytometry Systems	34,694	28,768	20.6
Pharmingen	16,909	15,993	5.7

TOTAL	$75,697	$68,176	11.0

TOTAL UNITED STATES	$624,059	$584,841	6.7

BECTON DICKINSON AND COMPANY
SUPPLEMENTAL REVENUE INFORMATION
REVENUES BY BUSINESS SEGMENTS AND UNITS
Three Months Ended December 31, (continued)
(Unaudited; Amounts in thousands)

	International

			% Change

	2004	2003	Reported	FX Neutral	FX Impact

BD MEDICAL
Medical Surgical Systems	$194,058	$176,324	10.1	4.6	5.5
Diabetes Care	70,217	58,177	20.7	14.1	6.6
Pharmaceutical Systems	90,636	80,844	12.1	4.9	7.2
Ophthalmic Systems	9,257	7,775	19.1	11.5	7.6

TOTAL	$364,168	$323,120	12.7	6.6	6.1

BD DIAGNOSTICS
Preanalytical Systems	$93,758	$78,353	19.7	13.1	6.6
Diagnostic Systems	101,317	109,675	(7.6)	(12.4)	4.8

TOTAL	$195,075	$188,028	3.7	(1.8)	5.5

BD BIOSCIENCES
Discovery Labware	$22,869	$21,468	6.5	0.7	5.8
Immunocytometry Systems	65,406	53,318	22.7	15.9	6.8
Pharmingen	16,792	14,345	17.1	11.1	6.0

TOTAL	$105,067	$89,131	17.9	11.5	6.4

TOTAL INTERNATIONAL	$664,310	$600,279	10.7	4.7	6.0

BECTON DICKINSON AND COMPANY
SUPPLEMENTAL REVENUE INFORMATION
REVENUES BY BUSINESS SEGMENTS AND UNITS
Three Months Ended December 31, (continued)
(Unaudited; Amounts in thousands)

	Total

			% Change

	2004	2003	Reported	FX Neutral	FX Impact

BD MEDICAL
Medical Surgical Systems	$409,564	$374,843	9.3	6.7	2.6
Diabetes Care	158,678	133,026	19.3	16.4	2.9
Pharmaceutical Systems	110,685	105,199	5.2	(0.4)	5.6
Ophthalmic Systems	14,895	13,800	7.9	3.7	4.2

TOTAL	$693,822	$626,868	10.7	7.5	3.2

BD DIAGNOSTICS
Preanalytical Systems	$208,521	$184,980	12.7	9.9	2.8
Diagnostic Systems	205,262	215,965	(5.0)	(7.4)	2.4

TOTAL	$413,783	$400,945	3.2	0.6	2.6

BD BIOSCIENCES
Discovery Labware	$46,963	$44,883	4.6	1.8	2.8
Immunocytometry Systems	100,100	82,086	21.9	17.6	4.3
Pharmingen	33,701	30,338	11.1	8.3	2.8

TOTAL	$180,764	$157,307	14.9	11.3	3.6

TOTAL REVENUES	$1,288,369	$1,185,120	8.7	5.7	3.0

Cautionary Statement Pursuant to Private Securities Litigation Reform Act of 1995 — “Safe Harbor” for Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 (the “Act”) provides a safe harbor for forward-looking statements made by or on behalf of Becton, Dickinson and Company (“BD”). BD and its representatives may from time to time make certain forward-looking statements in publicly-released materials, both written and oral, including statements contained in this report and filings with the Securities and Exchange Commission and in our other reports to shareholders. Forward-looking statements may be identified by the use of words like “plan,” “expect,” “believe,” “intend,” “will,” “anticipate,” “estimate” and other words of similar meaning in conjunction with, among other things, discussions of future operations and financial performance, as well as our strategy for growth, product development, regulatory approvals, market position and expenditures. All statements which address operating performance or events or developments that we expect or anticipate will occur in the future — including statements relating to volume growth, sales and earnings per share growth and statements expressing views about future operating results — are forward-looking statements within the meaning of the Act.

Forward-looking statements are based on current expectations of future events. The forward-looking statements are and will be based on management’s then-current views and assumptions regarding future events and operating performance, and speak only as of their dates. Investors should realize that if underlying assumptions prove inaccurate or unknown risks or uncertainties materialize, actual results could vary materially from our expectations and projections. Investors are therefore cautioned not to place undue reliance on any forward-looking statements. Furthermore, we undertake no obligation to update or revise any forward-looking statements whether as a result of new information, future events and developments or otherwise.

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

•

Changes in domestic and foreign healthcare industry practices and regulations resulting in increased pricing pressures, including the continued consolidation among healthcare providers; trends toward managed care and healthcare cost containment and government laws and regulations relating to sales and promotion, reimbursement and pricing generally.

•

The effects, if any, of governmental and media activities relating to U.S. Congressional hearings regarding the business practices of group purchasing organizations, which negotiate product prices on behalf of their member hospitals with BD and other suppliers.

•	Fluctuations in the cost and availability of raw materials and the ability to maintain favorable supplier arrangements and relationships.
•	Our ability to obtain the anticipated benefits of any restructuring programs, if any, that we may undertake.
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

•	The effects, if any, of adverse media exposure or other publicity regarding BD’s business or operations.
•

Our ability to achieve earnings forecasts, which are generated based on projected volumes and sales of many product types, some of which are more profitable than others. There can be no assurance that we will achieve the projected level or mix of product sales.

•

The effect of market fluctuations on the value of assets in BD’s pension plans and the possibility that BD may need to make additional contributions to the plans as a result of any decline in the value of such assets.

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

•	The impact of business combinations, including acquisitions and divestitures, both internally for BD and externally, in the healthcare industry.
•	Our ability to successfully complete the divestiture of Clontech within the expected timeframe.
•	The structure of any transaction involving the divestiture of Clontech and the sales price and other terms relating thereto.
•	Issuance of new or revised accounting standards by the Financial Accounting Standards Board, the Securities and Exchange Commission or the Public Company Accounting Oversight Board.

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

Item 3.             Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in information reported since the fiscal year ended September 30, 2004.

Item 4.             Controls and Procedures

An evaluation was carried out by BD’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of BD’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of December 31, 2004. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were, as of the end of the period covered by this report, effective and designed to ensure that material information relating to BD and its consolidated subsidiaries would be made known to them by others within these entities. There were no changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2004 identified in connection with the above-referenced evaluation that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

We are involved, both as a plaintiff and a defendant, in various legal proceedings which arise in the ordinary course of business, including product liability and environmental matters. A more complete description of legal proceedings has been set forth in our 2004 Annual Report on Form 10-K (the “10-K).

Litigation – Other than Environmental Matters

Given the uncertain nature of litigation generally, we are not able to estimate the amount or range of loss that could result from an unfavorable outcome of the litigation to which we are a party. In accordance with generally accepted accounting principles, BD establishes reserves to the extent probable future losses are estimable. While we believe that the claims against BD are without merit and, upon resolution, should not have a material adverse effect on BD, in view of the uncertainties discussed above, we could incur charges in excess of any currently established reserves and, to the extent available, excess liability insurance. Accordingly, in the opinion of management, any such future charges, individually or in the aggregate, could have a material adverse effect on BD’s consolidated results of operations and consolidated net cash flows in the period or periods in which they are recorded or paid. We continue to believe that we have valid defenses to each of the suits pending against BD and are engaged in a vigorous defense of each of these matters.

Litigation - Environmental Matters

We are also a party to a number of federal proceedings in the United States brought under the Comprehensive Environment Response, Compensation and Liability Act, also known as “Superfund,” and similar state laws. For all sites, there are other potentially responsible parties that may be jointly or severally liable to pay all cleanup costs. We accrue costs for estimated environmental liabilities based upon our best estimate within the range of probable losses, without considering possible third-party recoveries. While we believe that, upon resolution, the environmental claims against BD should not have a material adverse effect on BD, we could incur charges in excess of presently established reserves and, to the extent available, excess liability insurance. Accordingly, in the opinion of management, any such future charges, individually or in the aggregate, could have a material adverse effect on BD’s consolidated results of operations and consolidated net cash flows in the period or periods in which they are recorded or paid.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth certain information regarding our purchases of common stock of BD during the fiscal quarter ended December 31, 2004.

Issuer Repurchases of Equity Securities

For the three months ended December 31, 2004	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs
October 1 – 31, 2004	625	$51.28	0	4,056,714
November 1 – 30, 2004	274,899	$54.04	272,300	13,784,414
December 1 – 31, 2004	1,734,634	$56.83	1,720,000	12,064,414
Total	2,010,158	$56.45	1,992,300	12,064,414
(1)

Includes 15,652 shares purchased in open market transactions by the trustee under the Deferred Compensation Plan and the 1996 Directors’ Deferral Plan, and 2,206 shares delivered to the Company in connection with stock option exercises.

(2)

These repurchases were made pursuant to a repurchase program for 10 million shares announced on January 27, 2004 (the “January 2004 Program”). There is no expiration date for the January 2004 Program. On November 23, 2004, the Board of Directors of BD authorized an additional repurchase program for 10 million shares (the “November 2004 Program”). There is no expiration date for the November 2004 Program.

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of security holders during the fiscal quarter ended December 31, 2004.

Our Annual Meeting of Shareholders was held on February 1, 2005, at which the following matters were voted upon:

i.) A management proposal for the election of four directors for the terms indicated below was voted upon as follows:

	Votes

Nominee	Term	For	Votes Withheld
Basil L. Anderson	3 Years	194,964,379	17,815,009
Gary A. Mecklenburg	3 Years	194,831,450	17,947,938
James E. Perrella	3 Years	207,520,240	5,259,148
Alfred Sommer	3 Years	200,565,619	12,213,769

The directors whose term of office as a director continued after the meeting are: Henry P. Becton, Jr., Edward F. DeGraan, Edward J. Ludwig, James F. Orr, Willard J. Overlock, Jr., Bertram L. Scott and Margaretha af Ugglas.

The directors who retired at the meeting pursuant to the Company’s mandatory director retirement policy are: Harry N. Beaty and Frank A. Olson.

ii.) A management proposal to ratify the selection of Ernst & Young, LLP as independent registered public accounting firm for the fiscal year ending September 30, 2005 was voted upon. 197,102,490 shares were voted for the proposal, 13,994,856 shares were voted against, and 1,682,042 shares abstained.

iii.) A management proposal to approve the Performance Incentive Plan was voted upon. 199,374,590 shares were voted for the proposal, 11,533,301 shares were voted against, and 1,871,497 shares abstained.

iv.) A shareholder proposal requesting that the Board of Directors take the necessary steps to provide for cumulative voting in the election of directors was voted upon. 73,603,124 shares were voted for the proposal, 102,719,157 shares were voted against, 13,862,128 shares abstained, and there were 22,594,979 broker non-votes.

Item 5.             Other Information.

 Not applicable.

Item 6.             Exhibits

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
Dated: February 8, 2005

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