Form 10-Q
period 2005-03-31
BECTON DICKINSON & CO
filed 2005-05-10
CIK 10795

FORM 10-Q
UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2005
OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number	001-4802

Becton, Dickinson and Company
(Exact name of registrant as specified in its charter)

New Jersey	22-0760120
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1 Becton Drive, Franklin Lakes, New Jersey 07417-1880
(Address of principal executive offices) (Zip Code)

(201) 847-6800
(Registrant's telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No

        Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes   No

        Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Shares Outstanding as of March 31, 2005
Common stock, par value $1.00	252,518,394

BECTON, DICKINSON AND COMPANY
 FORM 10-Q
For the quarterly period ended March 31, 2005

ITEM 1. FINANCIAL STATEMENTS
BECTON, DICKINSON AND COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
Thousands of Dollars

Assets	March 31, 2005	September 30, 2004
	(Unaudited)

Current Assets:
Cash and equivalents	$825,497	$719,378
Short-term investments	53,394	32,119
Trade receivables, net	885,938	807,380
Inventories:
Materials	101,377	96,020
Work in process	148,783	132,841
Finished products	557,068	509,917

	807,228	738,778
Prepaid expenses, deferred taxes and other	260,754	279,985
Assets held for sale	60,362	63,694

Total Current Assets	2,893,173	2,641,334

Property, plant and equipment	4,239,215	4,104,222
Less allowances for depreciation and amortization	2,344,938	2,223,225

	1,894,277	1,880,997
Goodwill, Net	487,591	473,211
Core and Developed Technology, Net	186,721	188,541
Other Intangibles, Net	87,570	93,466
Capitalized Software, Net	262,862	283,918
Other	191,270	191,112

Total Assets	$6,003,464	$5,752,579

Liabilities and Shareholders' Equity

Current Liabilities:
Short-term debt	$141,052	$49,289
Payables and accrued expenses	985,820	986,612
Liabilities held for sale	12,091	14,181

Total Current Liabilities	1,138,963	1,050,082

Long-Term Debt	1,051,369	1,171,506

Long-Term Employee Benefit Obligations	302,002	374,222

Deferred Income Taxes and Other	93,799	88,906

Commitments and Contingencies

Shareholders' Equity:
Preferred stock	-	31,142
Common stock	332,662	332,662
Capital in excess of par value	549,731	414,515
Retained earnings	4,557,000	4,264,778
Deferred compensation	11,053	10,222
Common shares in treasury - at cost	(1,982,243)	(1,816,756)
Accumulated other comprehensive loss	(50,872)	(168,700)

Total Shareholders' Equity	3,417,331	3,067,863

Total Liabilities and Shareholders' Equity	$6,003,464	$5,752,579

See notes to condensed consolidated financial statements

BECTON, DICKINSON AND COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Thousands of Dollars, Except Per-share Data
(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2005	2004	2005	2004

Revenues	$1,365,530	$1,253,633	$2,653,899	$2,438,753

Cost of products sold	678,018	629,516	1,312,519	1,263,771
Selling and administrative	366,339	334,363	707,427	658,460
Research and development	65,988	60,155	128,071	118,443

Total Operating Costs and Expenses	1,110,345	1,024,034	2,148,017	2,040,674

Operating Income	255,185	229,599	505,882	398,079
Interest expense, net	(4,556)	(7,960)	(13,678)	(16,888)
Other expense, net	(2,242)	(3,119)	(5,103)	(4,030)

Income From Continuing Operations Before Income Taxes	248,387	218,520	487,101	377,161

Income tax provision	61,878	54,437	106,194	88,153

Income From Continuing Operations	186,509	164,083	380,907	289,008

Income from Discontinued Operations, net of income
taxes of $1,015, $616, $1,638 and $897, respectively	1,641	1,077	2,594	1,554

Net Income	$188,150	$165,160	$383,501	$290,562

Basic Earnings Per Share:
Income from Continuing Operations	$0.74	$0.65	$1.51	$1.14
Income from Discontinued Operations	$0.01	$-	$0.01	$0.01

Basic Earnings Per Share (A)	$0.74	$0.65	$1.52	$1.15

Diluted Earnings Per Share:
Income from Continuing Operations	$0.71	$0.62	$1.45	$1.10
Income from Discontinued Operations	$0.01	$-	$0.01	$0.01

Diluted Earnings Per Share (A)	$0.72	$0.62	$1.46	$1.10

Dividends Per Common Share	$.18	$.15	$.36	$.30

(A): Total per share amounts may not add due to rounding.

See notes to condensed consolidated financial statements

BECTON, DICKINSON AND COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Thousands of Dollars
(Unaudited)

	Six Months Ended March 31,
	2005	2004
Operating Activities

Net income	$383,501	$290,562
Income from discontinued operations, net	(2,594)	(1,554)

Income from continuing operations, net	380,907	289,008
Adjustments to income from continuing operations to derive net cash provided by operating activities:
Depreciation and amortization	193,042	181,429
Share-based compensation (Note 7)	28,145	-
Pension contributions	(103,000)	-
BGM charges (Note 8)	-	38,551
Change in working capital	(94,660)	(50,807)
Other, net	45,983	22,206

Net Cash Provided by Continuing Operating Activities	450,417	480,387

Investing Activities

Capital expenditures	(108,178)	(107,826)
Capitalized software	(10,433)	(22,717)
Purchases of investments, net	(19,118)	(3,638)
Other, net	(20,849)	(17,133)

Net Cash Used for Continuing Investing Activities	(158,578)	(151,314)

Financing Activities

Change in short-term debt	91,636	(103,792)
Payments of long-term debt	(104,384)	(17,046)
Repurchase of common stock	(224,934)	(174,889)
Issuance of common stock from treasury	97,811	134,006
Tax benefit from stock option exercises	38,396	39,047
Dividends paid	(92,326)	(76,318)

Net Cash Used for Continuing Financing Activities	(193,801)	(198,992)

Net Cash Provided by Discontinued Operations	3,836	7,792

Effect of exchange rate changes on cash and equivalents	4,245	2,710

Net increase in cash and equivalents	106,119	140,583

Opening Cash and Equivalents	719,378	519,886

Closing Cash and Equivalents	$825,497	$660,469

See notes to condensed consolidated financial statements

BECTON, DICKINSON AND COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Dollar and Share Amounts in Thousands, Except Per-share Data
March 31, 2005

Note 1 - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, in the opinion of the management of the Company, include all adjustments which are of a normal recurring nature, necessary for a fair presentation of the financial position and the results of operations and cash flows for the periods presented. However, the financial statements do not include all information and footnotes required for a presentation in accordance with generally accepted accounting principles. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included or incorporated by reference in the Company’s 2004 Annual Report on Form 10-K. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year. Certain reclassifications have been made to prior year amounts to conform to current year presentation.

Note 2 – Comprehensive Income

Comprehensive income is comprised of the following:

	Three Months Ended March 31,		Six Months Ended March 31,
	2005	2004	2005	2004
Net Income	$188,150	$165,160	$383,501	$290,562
Other Comprehensive (Loss) Income, Net of Tax
Foreign currency translation adjustments	(27,284)	(12,514)	122,647	55,884
Unrealized (losses) gains on investments,
net of amounts recognized	(3,631)	2,043	(2,271)	763
Unrealized gains (losses) on cash flow
hedges, net of amounts realized	3,117	(2,384)	(2,548)	(4,798)

Comprehensive Income	$160,352	$152,305	$501,329	$342,411

The amount of unrealized gains or losses on investments and cash flow hedges in comprehensive income has been adjusted to reflect any realized gains and recognized losses included in net income during the three and six months ended March 31, 2005 and 2004.

Note 3 - Earnings per Share

The following table sets forth the computations of basic and diluted earnings per share:

	Three Months Ended March 31,		Six Months Ended March 31,
	2005	2004	2005	2004

Income from continuing
operations	$186,509	$164,083	$380,907	$289,008
Preferred stock dividends	-	(535)	(367)	(1,085)

Income from continuing
operations available to
common shareholders (A)	186,509	163,548	380,540	287,923

Preferred stock dividends -
using "if converted" method	-	535	367	1,085
Additional ESOP contribution -
using "if converted" method	-	(4)	-	(17)

Income from continuing
operations available to
common shareholders after
assumed conversions (B)	$186,509	$164,079	$380,907	$288,991

Average common shares
outstanding (C)	253,427	253,294	252,317	252,710
Dilutive stock equivalents from
stock plans	8,589	8,240	8,848	7,532
Shares issuable upon conversion
of preferred stock	-	3,521	1,228	3,521

Average common and common
equivalent shares outstanding
- assuming dilution (D)	262,016	265,055	262,393	263,763

Basic earnings per share - income
from continuing operations (A/C)	$.74	$.65	$1.51	$1.14

Diluted earnings per share -
income from continuing
operations (B/D)	$.71	$.62	$1.45	$1.10

During the three and six months ended March 31, 2005; 1,479 common shares and 3,691 common shares were issued upon exercise of stock options, respectively. During the three and six months ended March 31, 2004; 3,299 common shares and 5,870 common shares were issued upon exercise of stock options, respectively.

Note 4 - Contingencies

The Company is involved, both as a plaintiff and a defendant, in various legal proceedings and claims which arise in the ordinary course of business.

Given the uncertain nature of litigation generally, the Company is not able in all cases to estimate the amount or range of loss that could result from an unfavorable outcome of the litigation to which it is a party. In accordance with accounting principles generally accepted in the United States, the Company establishes accruals to the extent probable future losses are estimable. While the Company believes that the claims against BD are without merit and, upon resolution, should not have a material adverse effect on BD, in view of the uncertainties discussed above, the Company could incur charges in excess of any currently established reserves and, to the extent available, excess liability insurance. Accordingly, in the opinion of management, any such future charges, individually or in the aggregate, could have a material adverse effect on BD’s consolidated results of operations and consolidated net cash flows in the period or periods in which they are recorded or paid. The Company continues to believe that BD has valid defenses to each of the suits pending against it and is engaged in a vigorous defense of each of these matters. Further discussion of legal proceedings is included in Part II of this report.

Note 5 - Segment Data

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

	Three Months Ended March 31,		Six Months Ended March 31,
	2005	2004	2005	2004
Revenues
Medical	$731,665	$682,641	$1,425,487	$1,309,509
Diagnostics	429,769	382,875	843,552	783,820
Biosciences	204,096	188,117	384,860	345,424

Total Revenues (A)	$1,365,530	$1,253,633	$2,653,899	$2,438,753

	Three Months Ended March 31,		Six Months Ended March 31,
	2005	2004	2005	2004
Segment Operating Income
Medical	$162,484	$151,260	$325,805	$243,206	(B)
Diagnostics	116,779	87,491	219,675	185,126
Biosciences	46,178	44,630	83,477	73,773

Total Segment Operating
Income	325,441	283,381	628,957	502,105
Unallocated Items (C)	(77,054)	(64,861)	(141,856)	(124,944)

Income from Continuing
Operations Before
Income Taxes	$248,387	$218,520	$487,101	$377,161

	Three Months Ended March 31,		Six Months Ended March 31,
	2005	2004	2005	2004
Revenues by Organizational Units
BD Medical
Medical Surgical Systems	$402,292	$383,480	$811,856	$758,323
Diabetes Care	162,196	150,068	320,874	283,094
Pharmaceutical Systems	152,771	135,376	263,456	240,575
Ophthalmic Systems	14,406	13,717	29,301	27,517

	$731,665	$682,641	$1,425,487	$1,309,509

BD Diagnostics
Preanalytical Systems	$204,835	$195,943	$413,356	$380,923
Diagnostic Systems	224,934	186,932	430,196	402,897

	$429,769	$382,875	$843,552	$783,820

BD Biosciences
Immunocytometry Systems	$113,760	$103,460	$213,860	$185,546
Pharmingen	37,925	36,104	71,626	66,442
Discovery Labware	52,411	48,553	99,374	93,436

	$204,096	$188,117	$384,860	$345,424

Total	$1,365,530	$1,253,633	$2,653,899	$2,438,753

(A)	Intersegment revenues are not material.
(B)	Includes $45,024 of charges related to blood glucose monitoring products as discussed further in Note 8 in Notes to the Condensed Consolidated Financial Statements.
(C)	Includes primarily interest, net; foreign exchange; corporate expenses; fiscal 2005 also includes share-based compensation expense; and fiscal 2004 also includes legal costs relating to litigation with Retractable Technologies, Inc.

Note 6 - Goodwill and Other Intangible Assets

The components of intangible assets are as follows:

	March 31, 2005		September 30, 2004
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Amortizable intangible assets:
Core and Developed Technology	$306,826	$120,105	$297,342	$108,801
Patents, Trademarks, & Other	315,103	238,364	311,682	229,047

Total	$621,929	$358,469	$609,024	$337,848

Indefinite-lived intangible assets:
Goodwill	$487,591		$473,211
Trademarks	10,831		10,831

Total	$498,422		$484,042

The change in the carrying amount of goodwill and core and developed technology for the six months ended March 31, 2005 relates to foreign currency translation adjustments.

The estimated intangible amortization expense for the fiscal years ending September 30, 2005 to 2010 are as follows: 2005 - $33,700; 2006 - $30,300; 2007 - $30,000; 2008 - $28,700; 2009 - $27,500; 2010 - $27,400.

Note 7 – Share-Based Compensation

Fair Value Method Accounting
Historically, the Company accounted for stock options using the intrinsic value method. This method measures share-based compensation expense as the amount by which the market price of the stock on the date of grant exceeds the exercise price. The Company has not recognized any share-based compensation expense under this method in recent years because the Company granted stock options at the stock price as of the date of grant.

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

Share-based compensation expense reduced the Company’s results of operations as follows:

	Three Months Ended March 31, 2005	Six Months Ended March 31, 2005

Income From Continuing Operations
Before Income Taxes	$(16,555)	$(28,145)

Income from Continuing Operations	$(11,963)	$(20,457)

Net income	$(11,963)	$(20,457)

Basic Earnings Per Share:
Income from Continuing Operations	$(.05)	$(.08)
Income from Discontinued Operations	$-	$-

Net income	$(.05)	$(.08)

Diluted Earnings Per Share:
Income from Continuing Operations	$(.05)	$(.08)
Income from Discontinued Operations	$-	$-

Net income	$(.05)	$(.08)

For the six months ended March 31, 2005, share-based compensation is net of a cumulative pre-tax adjustment of $1,799 recorded in the first quarter of 2005 resulting from a change to the estimated forfeiture rate, reflecting actual experience, for both current and prior period unvested stock option grants.

Long-Term Incentive Plan
In November 2004, the Company granted share-based awards under the 2004 Employee and Director Equity-Based Compensation Plan (the “2004 Plan”), which provides for long-term incentive compensation to employees and directors. The November 2004 awards consisted of stock options, performance restricted stock units and time-vested restricted stock units. The Company believes that such awards align the interest of its employees with those of its shareholders and encourage employees to act as equity owners of the Company.

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

Time Vested Restricted Stock Units
Time vested restricted stock units cliff vest three years after the date of grant. For certain key executives of the Company, such units generally vest one year following the employee’s retirement and the related share-based compensation expense is recorded over the requisite service period based on an assumed average retirement age. The fair value of all time vested restricted units is based on the market value of the Company’s stock on the date of grant.

Pro-forma Disclosure
The following table illustrates the effect on net income and earnings per share if the Company were to have applied the fair-value based method to account for all share-based awards for the three and six months ended March 31, 2004.

	Three Months Ended March 31, 2004		Six Months Ended March 31, 2004
Net income, as reported	$165,160	(a)	$290,562	(a)
Less share-based compensation expense,
net of tax	(7,882)		(16,321)

Pro-forma net income	$157,278		$274,241

Reported earnings per share:
Basic	$.65		$1.15
Diluted	$.62		$1.10

Pro-forma earnings per share:
Basic	$.62		$1.08
Diluted	$.59		$1.04

(a)	Includes $851 and $1,391 of share-based compensation expense recorded during the three and six months ended March 31, 2004, respectively, relating to restricted stock awards granted in November 2003.

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

Note 8 – Blood Glucose Monitoring Charges

The Company recorded a pre-tax charge of $45,024 to cost of products sold in the Company’s results of operations for the three months ended December 31, 2003 related to its blood glucose monitoring (“BGM”) products, which included a reserve of $6,473 in connection with the voluntary product recall of certain lots of BGM test strips and the write-off of $29,803 of certain test strip inventories. Based upon internal testing, it was determined that certain BGM test strip lots, produced by BD’s manufacturing partner, were not performing within BD’s specifications. As a result, the Company decided to recall the affected lots and dispose of the non-conforming product in inventory. In addition, the charge reflects BD’s decision to focus its sales and marketing efforts on the BD Logic™ and Paradigm Link™ blood glucose meters in the United States, and to discontinue support of the BD Latitude™ system product offering in the United States, resulting in a write-off of $8,748 of related blood glucose meters and fixed assets. As of March 31, 2005, the accrual for product to be returned related to this product recall has been fully utilized.

Note 9 – Benefit Plans

The Company has defined benefit pension plans covering substantially all of its employees in the United States and certain foreign locations. The Company also provides certain postretirement healthcare and life insurance benefits to qualifying domestic retirees. Other postretirement benefit plans in foreign countries are not material.

Net pension and postretirement expense included the following components for the three months ended March 31:

	Pension Plans		Other Postretirement Benefits
	2005	2004	2005	2004
Components of net pension and
postretirement costs:
Service cost	$15,294	$14,033	$913	$875
Interest cost	16,698	15,423	3,832	3,841
Expected return on plan assets	(14,710)	(12,773)	-	-
Amortization of prior service cost	83	59	(1,558)	(1,559)
Amortization of loss	5,708	4,337	1,520	1,298
Other	-	(76)	16	-

Net pension and postretirement costs	$23,073	$21,003	$4,723	$4,455

Net pension expense attributable to foreign plans included in the preceding table was $4,102 and $3,713 for the three months ended March 31, 2005 and 2004, respectively.

Net pension and postretirement expense included the following components for the six months ended March 31:

	Pension Plans		Other Postretirement Benefits
	2005	2004	2005	2004
Components of net pension and
postretirement costs:
Service cost	$30,588	$28,066	$1,826	$1,750
Interest cost	33,396	30,846	7,664	7,682
Expected return on plan assets	(29,420)	(25,546)	-	-
Amortization of prior service cost	166	118	(3,116)	(3,118)
Amortization of loss	11,416	8,674	3,040	2,596
Other	-	(152)	32	-

Net pension and postretirement costs	$46,146	$42,006	$9,446	$8,910

Net pension expense attributable to foreign plans included in the preceding table was $8,204 and $7,426 for the six months ended March 31, 2005 and 2004, respectively.

The Company contributed, on a discretionary basis, approximately $50,000 and $18,000, to increase the funding for its U.S. and foreign pension plans, respectively, during the first quarter of 2005, and an additional $35,000 to the U.S. pension plan in January 2005. In April 2005, the Company contributed, on a discretionary basis, an additional $33,000 to the U.S. pension plan.

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

Results of Discontinued Operations for the three and six months ended March 31 are as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2005	2004	2005	2004
Revenues	$15,236	$16,890	$28,675	$31,301

Income from discontinued operations
before income taxes	2,656	1,693	4,232	2,451
Income tax provision	(1,015)	(616)	(1,638)	(897)

Income from discontinued operations	$1,641	$1,077	$2,594	$1,554

Assets held for sale included the following at:

	March 31, 2005	September 30, 2004
Current assets	$24,979	$26,676
Property, plant and equipment	9,389	9,562
Core and developed technology	15,256	15,256
Other intangible assets	8,729	8,729
Other assets	2,009	3,471

Assets held for sale	$60,362	$63,694

Liabilities held for sale included the following at:

	March 31, 2005	September 30, 2004
Current liabilities	$11,821	$13,522
Long-term liabilities	270	659

Liabilities held for sale	$12,091	$14,181

The components of Income from Discontinued Operations Before Income Taxes are as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2005	2004	2005	2004
Domestic, including Puerto Rico	$688	$14	$1,331	$(951)
Foreign	1,968	1,679	2,901	3,402

	$2,656	$1,693	$4,232	$2,451

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

The results of our strategies are reflected in our second quarter 2005 financial and operational performance. BD reported second quarter revenues of $1.366 billion, an increase of 9% from the same period a year ago. This quarter’s growth rate includes an estimated $32 million or 3% favorable impact from foreign currency translation, particularly with respect to the Euro. Sales in the United States of safety-engineered devices grew 4.9% to $194 million in the second quarter of 2005. International sales of safety-engineered devices grew 33% to $68 million in the second quarter of 2005. International revenue growth of 14% for the three-month period was favorably affected by foreign currency translation, primarily due to the Euro. International revenue growth included 5% due to the favorable impact of foreign currency translation for the three-month period. As further discussed in our 2004 Annual Report on Form 10-K, we face currency exposure that arises from translating the results of our worldwide operations to the U.S. dollar at exchange rates that have fluctuated from the beginning of the period. We purchase option and forward contracts to partially protect against adverse foreign exchange rate movements.

Our balance sheet remains strong with net cash provided by continuing operations at approximately $450 million for the six months ended March 31, 2005 and our debt-to-capitalization ratio (shareholders’ equity, net non-current deferred income tax liabilities, and debt) improved to 25.5% at March 31, 2005 from 28.1% at September 30, 2004.

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

Our anticipated revenue growth over the next three years, excluding any impact relating to foreign exchange, is expected to come from the following:

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

Medical Segment – Second quarter revenues of $732 million represented an increase of $49 million or 7% from the prior year quarter, including an estimated $17 million or a 2% favorable impact due to foreign currency translation. Medical revenues reflect the continued conversion in the United States to safety-engineered products, which accounted for sales of $115 million, as compared with $110 million in the prior year’s quarter. The growth rate of U.S. safety-engineered products for the three months ended March 31, 2005 was adversely impacted by a major U.S. distributor reducing its inventory levels. Included in Medical revenues were international sales of safety-engineered products of $21 million, compared with $17 million in the prior year’s quarter. Also contributing to the growth of the segment in the quarter were strong sales in the Diabetes Care unit of $162 million compared with $150 million in the prior year quarter and in the international portion of the Pharmaceutical Systems unit of $126 million compared with $105 million in the prior year quarter. For the six-month period ended March 31, 2005, U.S. sales of safety-engineered products totaled $241 million compared with $224 million in the prior year’s period. For the six-month period ended March 31, 2005, international sales of safety-engineered products totaled $39 million compared with $31 million in the prior year’s period. For the six-month period ended March 31, 2005, the BD Medical segment reported 9 percent revenue growth.

Diagnostics Segment – Second quarter revenues of $430 million represented an increase of $47 million or 12% over the prior year quarter, including an estimated $10 million or a 2% impact due to favorable foreign currency translation. The Preanalytical Systems unit of the segment reported revenue growth of 5 percent for the quarter. This growth reflects the continued conversion in the United States to safety-engineered products, accounting for sales of $79 million, as compared with $75 million in the prior year quarter. The growth rate of U.S. safety-engineered products for the three months ended March 31, 2005 was adversely impacted by a major U.S. distributor reducing its inventory levels. For the six-month period ended March 31, 2005, the Preanalytical Systems unit reported 9% revenue growth. For the six-month period ended March 31, 2005, U.S. sales of safety-engineered products totaled $165 million compared with $151 million in the prior year’s period. Preanalytical Systems revenues also included international sales of safety-engineered products of $47 million, compared with $34 million in the prior year quarter. For the six-month period ended March 31, 2005, international sales of safety-engineered products totaled $91 million compared with $64 million in the prior year quarter. Revenues for the second quarter in the Diagnostic Systems unit of the segment increased 20% based, primarily, on exceptionally strong sales in the quarter of flu diagnostic tests in Japan. Additional growth was generated by instrument sales of both the BD ProbeTec ™ ET and BD Phoenix ™ platforms. For the six-month period ended March 31, 2005, the Diagnostic Systems unit of the segment reported revenue growth of 7%. For the six-month period ended March 31, 2005, the BD Diagnostics segment reported 8% revenue growth.

Biosciences Segment – Second quarter revenues of $204 million represented an increase of $16 million or 8% over the prior year quarter, including an estimated $5 million or a 2% impact due to favorable foreign currency translation. Instrument revenue growth continued to be the primary growth contributor, driven by sales of the BD FACSCanto™ and BD™ LSR II flow cytometers. Also contributing to revenue growth of the segment were increased sales in the Discovery Labware unit. For the six-month period ended March 31, 2005, the BD Biosciences segment reported 11 percent revenue growth, representing continued strong sales of flow cytometry instruments and reagents.

Share-Based Compensation
We believe stock ownership and share-based incentive awards are the best way to align the interests of employees with those of our shareholders. Historically, we have used stock options as our primary form of incentive compensation. In November 2004, share-based awards were granted to employees under a new long-term incentive program, which consisted of both stock options and restricted stock unit awards.

Historically, we accounted for stock options using the intrinsic value method. This method measures share-based compensation expense as the amount by which the market price of the stock on the date of grant exceeds the exercise price. We have not recognized any share-based compensation expense under this method in recent years because we granted stock options at the stock price as of the date of grant.

Effective October 1, 2004, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004) – Share-Based Payment (“SFAS No. 123 (R)”). This Statement requires compensation cost relating to share-based payment transactions to be recognized in our financial statements using a fair-value measurement method. Under the fair value method, the estimated fair value of awards is charged against income on a straight-line basis over the requisite service period, which is generally the vesting period. For the three and six months ended March 31, 2005, we recorded share-based compensation expense associated with the SFAS No. 123 (R) adoption and the restricted stock unit awards as follows:

	Three Months Ended March 31, 2005	Six Months Ended March 31, 2005
Selling and administrative expense	$12,747	$21,855
Cost of products sold	2,360	3,908
Research and development expense	1,448	2,382

Total	$16,555	$28,145

Share-based compensation expense is recorded in corporate unallocated expense for segment reporting purposes. The expense for the six months ended March 31, 2005 is net of a cumulative pre-tax adjustment of $1,799 recorded in the first quarter of 2005 resulting from a change to the estimated forfeiture rate, reflecting actual experience, for current and prior period unvested stock option grants.

For the six months ended March 31, 2005, share-based compensation reduced diluted earnings per share from continuing operations by 8 cents. Our full year fiscal 2005 share-based compensation expense, including restricted stock unit awards, is estimated to reduce diluted earnings per share from continuing operations by approximately 17 cents. The amount of unrecognized compensation expense for non-vested awards as of March 31, 2005 is approximately $147 million, which is expected to be recognized over a weighted-average remaining life of 3.5 years. See Note 7 in the Notes to Condensed Consolidated Financial Statements for prior period pro-forma data and additional discussion.

Segment Operating Income

Medical Segment
Segment operating income for the second quarter was $162 million compared to $151 million in the prior year second quarter. Segment operating income growth was in line with revenue growth, as discussed above. Segment operating income for the six-month period was $326 million compared to $243 million in the comparable period in the prior year period which included $45 million of BGM charges. See Note 8 in the Notes to Condensed Consolidated Financial Statements for more information.

Diagnostics Segment
Segment operating income for the second quarter was $117 million compared to $87 million in the prior year second quarter, reflecting an improvement in gross profit margin of 18%, or $34 million. Segment operating income also reflected reduced research and development spending of $2 million resulting from the completion of our cancer biomarker discovery program in the third quarter of fiscal 2004. Segment operating income for the six-month period was $220 million compared to $185 million in the comparable prior year period, reflecting an improvement in gross profit margin of 10%, or $41 million.

Biosciences Segment
Segment operating income was $46 million for the second quarter compared to $45 million in the prior year second quarter. Segment operating income was $83 million for the six-month period compared to $74 million in the comparable prior year period. Segment operating income in the second quarter and six-month period included increased expenses related to the installation of an enterprise software system in the United States of $4 million and $6 million, respectively. Segment operating income was further impacted in the current year by increased investment, primarily research and development, in the cell imaging business of $2 million in the second quarter and $3 million in the six-month period as a result of our acquisition of Atto Bioscience, Inc. which occurred in July 2004.

Gross Profit Margin
Gross profit margin was 50.3% for the second quarter and 50.5% for the six-month period, compared with 49.8% and 48.2%, respectively for the comparable prior year periods. Gross profit margin in the current year included share-based compensation of $2 million and $4 million for the three and six-month periods, respectively, which reduced gross profit margin by 0.2% for both the three and six-month periods, respectively. Gross profit margin in the six-month period of the prior year included BGM charges of $45 million, which reduced gross profit margin by 1.8%. Gross profit margin for the six-month period of the current year reflected an estimated 0.7% improvement resulting from a weaker U.S. dollar, an estimated 0.3% improvement relating to increased sales of products with higher margins, with the remaining 0.6% improvement associated with, for the most part, productivity gains. These gross profit margin improvements were partially offset by an estimated 0.9% relating to higher raw material costs, primarily petroleum-based resins. On a reported basis, we expect gross profit margin to be approximately 50.5% for fiscal 2005.

Selling and Administrative Expense
Selling and administrative expense was 26.8% of revenues for the second quarter and 26.7% for the six-month period, compared with 26.7% and 27.0%, respectively for the prior year’s periods. As discussed above, $13 million and $22 million of share-based compensation expense was recorded to selling and administrative expense for the three and six-month periods ended March 31, 2005, which amounted to 0.9% for both periods ended March 31, 2005. Aggregate expenses for the current six-month period reflect base spending increases of $27 million, of which the rate of increase was in line with inflation. On a reported basis, selling and administrative expense is expected to be approximately 26.5% to 26.8% of revenues for fiscal 2005.

Research and Development Expense
Research and development expense was $66 million or 4.8% of revenues for the second quarter, compared with the prior year’s amount of $60 million or 4.8% of revenues. Research and development expense was $128 million or 4.8% of revenues for the six-month period in the current year, compared with $118 million or 4.9% of revenues for the comparable prior year period. As discussed above, $1.4 million and $2.4 million of share-based compensation was recorded to research and development expense in the three and six-month periods of 2005, respectively. The increase in research and development expenditures of $10 million for the six-month period ended March 31, 2005 also reflects spending for new programs in each of our segments, partially offset by reduced spending from molecular oncology diagnostics following the completion of our cancer biomarker discovery program in the third quarter of fiscal 2004. On a reported basis, we anticipate spending to increase about 12% for fiscal 2005.

Interest Expense, Net
Interest expense, net, decreased to $4.6 million in the current quarter from $8.0 million in the prior year’s quarter. Interest expense, net, decreased to $13.7 million in the six-month period of the current year from $16.9 million in the prior year’s comparable period. The decrease was attributed to increased interest income due to higher interest rates and cash balances, which was partially offset by the impact of higher interest rates on certain interest rate swap transactions.

Income Taxes
The reported income tax rate was 24.9% for the second quarter. The six-month tax rate was 21.8% which included an estimated 0.3% benefit relating to share-based compensation and an estimated 2.3% benefit due to the reversal of tax reserves in the first quarter in connection with the conclusion of tax examinations in four non-U.S. jurisdictions. The Company expects the reported tax rate for the full year to be approximately 24%.

Income from Continuing Operations and Diluted Earnings Per Share from Continuing Operations
Income from continuing operations and diluted earnings per share from continuing operations for the second quarter of 2005 were $187 million and 71 cents, respectively. Share-based compensation expense decreased income from continuing operations by approximately $12 million and diluted earnings per share from continuing operations by approximately 5 cents in the quarter. This compared with income from continuing operations and diluted earnings per share from continuing operations for the prior year’s second quarter of $164 million and 62 cents, respectively. For the six-month periods, income from continuing operations and diluted earnings per share from continuing operations were $381 million and $1.45, respectively, in 2005 and $289 million and $1.10, respectively, in 2004. The net effect of share-based compensation and the reversal of tax reserves described above decreased income from continuing operations by approximately $9 million and diluted earnings per share from continuing operations by approximately 4 cents for the six-month period ended March 31, 2005. BGM charges reduced income from continuing operations and diluted earnings per share from continuing operations in the prior six-month period by $28 million and 11 cents, respectively.

Liquidity and Capital Resources
Net cash provided by continuing operating activities, which continues to be our primary source of funds to finance operating needs and capital expenditures, was $450 million during the first six months of fiscal 2005, and $480 million in the same period in fiscal 2004. As discussed in Note 9, net cash provided by operations was reduced by discretionary cash contributions to pension plans of $103 million. BD’s funding policy for its defined benefit pension plans is to contribute amounts sufficient to meet the minimum funding requirement of the Employee Retirement Income Security Act of 1974, plus any additional amounts that management may determine to be appropriate considering the funded status of the plans, tax deductibility, cash flows, and other factors. As further discussed in our fiscal year 2004 Annual Report on Form 10-K, changes in pension costs may occur in the future due to changes in assumptions inherent in the actuarial valuations used, in part, to determine the Company’s minimum funding obligations.

Net cash used for continuing investing activities for the second quarter of the current year was $159 million, compared to $151 million in the same period a year ago. Capital expenditures were $108 million in the first six months of fiscal 2005 and fiscal 2004. We expect capital spending for fiscal 2005 to be between $300 million and $325 million.

Net cash used for continuing financing activities in the first six months of the current year was $194 million, compared to $199 million in the prior year period, and included the repurchase of shares of our common stock for approximately $225 million, compared to approximately $175 million in the prior year period. As of March 31, 2005, authorization to repurchase an additional 10.2 million common shares remained. Stock repurchases were offset, in part, by the issuance of common stock from treasury due to the exercising of stock options by employees. As of March 31, 2005, total debt of $1.2 billion represented 25.5% of total capital (shareholders’ equity, net non-current deferred income tax liabilities, and debt), a reduction from 28.1% at September 30, 2004.

We have in place a $900 million commercial paper borrowing program that is available to meet our short-term financing needs, including working capital requirements. There was approximately $140 million outstanding under this program as of March 31, 2005. As discussed in our fiscal year 2004 Annual Report on Form 10-K, we have in place a syndicated credit facility totaling $900 million in order to provide backup support for our commercial paper program and for other general corporate purposes. This credit facility expires in August 2009. The facility contains a single financial covenant that requires BD to maintain an interest expense coverage ratio (ratio of earnings before income taxes, depreciation and amortization to interest expense) of not less than 5-to-1 for the most recent four consecutive fiscal quarters. For the last eight measurement dates, this ratio has ranged from 18-to-1 up to 21-to-1. Given the availability of this facility and our strong credit ratings, we continue to have a high degree of confidence in our ability to refinance maturing debt , as well as to incur substantial additional debt, if required.

During the first quarter of 2005, we exercised the early redemption option available under the terms of our 8.7% Debentures, due January 15, 2025. Redemption was for the full $100 million in outstanding principal and occurred on January 15, 2005, at a price of 103.949%. We had utilized an interest rate swap (designated for accounting purposes as a fair value hedge) to effectively convert the fixed rate of interest under the Debentures to a floating rate. The swap was terminated during the first quarter of 2005, which resulted in a gain, which largely offset the early redemption premium on the Debentures.

BD’s ability to generate cash flow from operations, issue debt, enter into other financing arrangements and attract long-term capital on acceptable terms could be adversely affected in the event there was a material decline in the demand for BD’s products, deterioration in BD’s key financial ratios or credit ratings or other significantly unfavorable changes in conditions. While a deterioration in the Company’s credit ratings would increase the costs associated with maintaining and borrowing under its existing credit arrangements, such a downgrade would not affect the Company’s ability to draw on these credit facilities, nor would it result in an acceleration of the scheduled maturities of any outstanding debt.

The American Jobs Creation Act of 2004, which was signed into law on October 22, 2004, provides corporate taxpayers with an election to claim a deduction equal to 85% of cash dividends in excess of a base-period amount received from controlled foreign corporations if the dividends are invested in the United States under a properly approved domestic investment plan. As a result of the passage of the American Jobs Creation Act, we are currently revisiting our policy of indefinite reinvestment of foreign earnings. The deduction is subject to a number of limitations and, as of today, uncertainty remains as to how to interpret certain provisions of this legislation. As a result, although we are likely to repatriate a portion of our foreign earnings, we have not concluded as to whether, when, and to what extent, we might repatriate foreign earnings that have not yet been remitted to the United States. However, we currently expect that any such repatriation would be about $500 million and that the tax cost would be approximately 6% to 8% of the amount repatriated.

Critical Accounting Policies
The preparation of financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. A summary of our significant accounting policies is included in Note 1 to our consolidated financial statements for the year ended September 30, 2004, which are incorporated by reference in our 2004 Annual Report on Form 10-K. Certain of our accounting policies are considered critical, as summarized in the Financial Review section of our 2004 Annual Report on Form 10-K, as these policies are the most important to the depiction of our financial statements and require significant, difficult or complex judgments by management, often employing the use of estimates about the effects of matters that are inherently uncertain. Estimation methodologies are applied consistently from year to year. Other than the adoption of SFAS No. 123 (R), as discussed in Note 7 in the Notes to Condensed Consolidated Financial Statements, there have been no significant changes in the application of the critical accounting policies since September 30, 2004. These critical accounting policies have been reviewed with the Audit Committee of the Board of Directors.

Cautionary Statement Pursuant to Private Securities Litigation Reform Act of 1995 — “Safe Harbor” for Forward-Looking Statements
The Private Securities Litigation Reform Act of 1995 (the “Act”) provides a safe harbor for forward-looking statements made by or on behalf of Becton, Dickinson and Company (“BD”). BD and its representatives may from time to time make certain forward-looking statements, both written and oral, including statements contained in this report and filings with the Securities and Exchange Commission and in our other reports to shareholders. Forward-looking statements may be identified by the use of words like “plan,” “expect,” “believe,” “intend,” “will,” “anticipate,” “estimate” and other words of similar meaning in conjunction with, among other things, discussions of future operations and financial performance, as well as our strategy for growth, product development, regulatory approvals, market position and expenditures. All statements which address operating performance or events or developments that we expect or anticipate will occur in the future — including statements relating to volume growth, sales and earnings per share growth, gross profit margins, various expenditures and statements expressing views about future operating results — are forward-looking statements within the meaning of the Act.

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

The following are some important factors that could cause our actual results to differ from our expectations in any forward-looking statements:

•	Regional, national and foreign economic factors, including inflation and fluctuations in interest rates and foreign currency exchange rates and the potential effect of such fluctuations on revenues, expenses and resulting margins.

•	Competitive product and pricing pressures and our ability to gain or maintain market share in the global market as a result of actions by competitors, including technological advances achieved and patents attained by competitors, particularly as patents on our products expire. While we believe our opportunities for sustained, profitable growth are considerable, actions of competitors could impact our earnings, share of sales and volume growth.

•	Changes in domestic and foreign healthcare industry practices and regulations resulting in increased pricing pressures, including the continued consolidation among healthcare providers; trends toward managed care and healthcare cost containment and government laws and regulations relating to sales and promotion, reimbursement and pricing generally.

•	The effects, if any, of governmental and media activities relating to U.S. Congressional hearings regarding the business practices of group purchasing organizations, which negotiate product prices on behalf of their member hospitals with BD and other suppliers.

•	Fluctuations in the cost and availability of raw materials and the ability to maintain favorable supplier arrangements and relationships (particularly with respect to sole-source suppliers) and the potential adverse effects of any disruption in the availability of such raw materials.

•	Our ability to obtain the anticipated benefits of any restructuring programs, if any, that we may undertake.

•	Adoption of or changes in government laws and regulations affecting domestic and foreign operations, including those relating to trade, monetary and fiscal policies, taxation, environmental matters, sales practices, price controls, licensing and regulatory approval of new products, or changes in enforcement practices with respect to any such laws and regulations.

•	Difficulties inherent in product development, including the potential inability to successfully continue technological innovation, complete clinical trials, obtain regulatory approvals in the United States and abroad, or gain and maintain market approval of products, as well as the possibility of encountering infringement claims by competitors with respect to patent or other intellectual property rights, all of which can preclude or delay commercialization of a product.

•	Pending and potential litigation or other proceedings adverse to BD, including product liability claims, patent infringement claims, and antitrust claims, as well as other risks and uncertainties detailed from time to time in our Securities and Exchange Commission filings.

•	The effects, if any, of adverse media exposure or other publicity regarding BD’s business or operations.

•	Our ability to achieve earnings forecasts, which are generated based on projected volumes and sales of many product types, some of which are more profitable than others. There can be no assurance that we will achieve the projected level or mix of product sales.

•	The effect of market fluctuations on the value of assets in BD’s pension plans and the possibility that BD may need to make additional contributions to the plans as a result of any decline in the value of such assets.

•	Our ability to effect infrastructure enhancements and incorporate new systems technologies into our operations.

•	Product efficacy or safety concerns resulting in product recalls, regulatory action on the part of the Food and Drug Administration (or foreign counterparts) or declining sales.

•	Economic and political conditions in international markets, including civil unrest, governmental changes and restrictions on the ability to transfer capital across borders.

•	Our ability to penetrate developing and emerging markets, which also depends on economic and political conditions, and how well we are able to acquire or form strategic business alliances with local companies and make necessary infrastructure enhancements to production facilities, distribution networks, sales equipment and technology.

•	The impact of business combinations, including acquisitions and divestitures, both internally for BD and externally, in the healthcare industry.

•	Our ability to successfully complete the divestiture of Clontech within the expected timeframe.

•	The structure of any transaction involving the divestiture of Clontech and the sales price and other terms relating thereto.

•	Issuance of new or revised accounting standards by the Financial Accounting Standards Board, the Securities and Exchange Commission or the Public Company Accounting Oversight Board.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in information reported since end of the fiscal year ended September 30, 2004.

Item 4.	Controls and Procedures

An evaluation was carried out by BD’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of BD’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of March 31, 2005. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were, as of the end of the period covered by this report, adequate and effective to ensure that material information relating to BD and its consolidated subsidiaries would be made known to them by others within these entities. There were no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2005 identified in connection with the above-referenced evaluation that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

We are involved, both as a plaintiff and a defendant, in various legal proceedings which arise in the ordinary course of business, including product liability and environmental matters. A more complete description of legal proceedings has been set forth in our 2004 Annual Report on Form 10-K (the “10-K”). For the quarter ended March 31, 2005 and subsequent thereto, the following changes have occurred.

Litigation – Other than Environmental Matters

Louisiana Wholesale Drug Company
As we reported on a Current Report on Form 8-K filed on March 31, 2005, on March 25, 2005, Louisiana Wholesale Drug Company, Inc., a Louisiana corporation, filed a purported class action lawsuit against BD (Louisiana Wholesale Drug Company, Inc., et. al. vs. Becton, Dickinson and Company, Civil Action No. 05-1602, U.S. District Court in Newark, New Jersey). The complaint alleges that BD violated federal antitrust laws, resulting in the charging of higher prices for certain BD products to plaintiff and other proposed class members. The plaintiff seeks money damages in an as yet undisclosed amount. BD believes that the plaintiff’s allegations are without merit and intends to defend this lawsuit vigorously.

Greiner Litigation
As we reported on a Current Report on Form 8-K filed on March 31, 2005, on March 29, 2005, BD and C.A. Greiner & Soehne GmbH (“Greiner”) executed an agreement in connection with the patent infringement lawsuit filed by Greiner against BD in January 2004 in the Patent Court of the Central London County Court in London, England. The agreement resolves all outstanding claims in the suit, and provides for, among other things, the grant to BD of a license to certain Greiner patents.

Qui tam Lawsuit
As we reported on a Current Report on Form 8-K filed on April 27, 2005, on April 15, 2005, the U.S. District Court, Northern District of Texas, entered an order dismissing without prejudice the proposed qui tam action against BD under the Federal False Claims Act.

Dynovation Litigation
As we reported on a Current Report on Form 8-K filed on April 27, 2005, on April 21, 2005, a suit was brought by Dynovation Medical, Inc. (“Dynovation”) against BD (Dynovation Medical, Inc., et al v. Becton Dickinson and Company, Civil Action No. 505CV73, U.S. District Court, Eastern District of Texas). The plaintiffs assert, among other things, that BD materially breached its license agreement with Dynovation relating to BD’s Insyte Autoguard IVTM catheter product, and that BD’s safety blood collection sets infringe certain Dynovation patents. Plaintiffs seek monetary damages and injunctive relief. BD believes that these allegations are without merit and intends to vigorously defend this lawsuit.

Summary
Given the uncertain nature of litigation generally, we are not able in all cases to estimate the amount or range of loss that could result from an unfavorable outcome of the litigation to which we are a party. In accordance with generally accepted accounting principles, BD establishes reserves to the extent probable future losses are estimable. While we believe that the claims against BD are without merit and, upon resolution, should not have a material adverse effect on BD, in view of the uncertainties discussed above, we could incur charges in excess of any currently established reserves and, to the extent available, excess liability insurance. Accordingly, in the opinion of management, any such future charges, individually or in the aggregate, could have a material adverse effect on BD’s consolidated results of operations and consolidated net cash flows in the period or periods in which they are recorded or paid. We continue to believe that we have valid defenses to each of the suits pending against BD and are engaged in a vigorous defense of each of these matters.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth certain information regarding our purchases of common stock of BD during the fiscal quarter ended March 31, 2005.

Issuer Purchases of Equity Securities

For the three months ended March 31, 2005	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs
January 1 – 31, 2005	155,492	$ 56.46	150,000	11,914,414
February 1 – 28, 2005	657,554	$ 59.13	650,000	11,264,414
March 1 – 31, 2005	1,112,061	$ 59.07	1,110,000	10,154,414
Total	1,925,107	$ 58.88	1,910,000	10,154,414

(1)	Includes for the quarter 4,629 shares purchased in open market transactions by the trustee under the Deferred Compensation Plan and the 1996 Directors’ Deferral Plan, and 10,478 shares delivered to the Company in connection with stock option exercises.

(2)	These repurchases were made pursuant to a repurchase program covering 10 million shares announced on January 27, 2004 (the “January 2004 Program”). There is no expiration date for the January 2004 Program. On November 23, 2004, the Board of Directors of BD authorized an additional repurchase program covering 10 million shares (the “November 2004 Program”). There is no expiration date for the November 2004 Program.

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders.

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

The directors who retired at the meeting pursuant to the Company's director retirement policy are: Harry N. Beaty and Frank A. Olson.

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

Dated: May 10, 2005

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