Form 10-Q
period 2005-06-30
BECTON DICKINSON & CO
filed 2005-08-09
CIK 10795

FORM 10-Q

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2005

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________________________________ to ___________

Commission file number	001-4802

Becton, Dickinson and Company
(Exact name of registrant as specified in its charter)

New Jersey	22-0760120
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).  Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Shares Outstanding as of June 30, 2005
Common stock, par value $1.00	249,944,733

BECTON, DICKINSON AND COMPANY

FORM 10-Q

For the quarterly period ended June 30, 2005

ITEM 1. FINANCIAL STATEMENTS

BECTON, DICKINSON AND COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

Thousands of Dollars

Assets	June 30, 2005	September 30, 2004
	(Unaudited)
Current Assets:
Cash and equivalents	$918,391	$719,378
Short-term investments	77,479	32,119
Trade receivables, net	839,231	807,380
Inventories:
Materials	103,551	96,020
Work in process	147,070	132,841
Finished products	546,747	509,917
	797,368	738,778
Prepaid expenses, deferred taxes and other	256,525	279,985
Assets held for sale	56,891	63,694
Total Current Assets	2,945,885	2,641,334

Property, plant and equipment	4,235,301	4,104,222
Less allowances for depreciation and amortization	2,362,470	2,223,225
	1,872,831	1,880,997

Goodwill, Net	478,795	473,211
Core and Developed Technology, Net	169,908	188,541
Other Intangibles, Net	97,829	93,466
Capitalized Software, Net	246,309	283,918
Other	198,621	191,112

Total Assets	$6,010,178	$5,752,579

Liabilities and Shareholders’ Equity

Current Liabilities:
Short-term debt	$244,531	$49,289
Payables and accrued expenses	1,005,938	986,612
Liabilities held for sale	11,004	14,181
Total Current Liabilities	1,261,473	1,050,082

Long-Term Debt	1,066,485	1,171,506

Long-Term Employee Benefit Obligations	290,987	374,222

Deferred Income Taxes and Other	97,194	88,906

Commitments and Contingencies

Shareholders’ Equity:
Preferred stock	–	31,142
Common stock	332,662	332,662
Capital in excess of par value	583,175	414,515
Retained earnings	4,701,467	4,264,778
Deferred compensation	9,913	10,222
Common shares in treasury – at cost	(2,159,701)	(1,816,756)
Accumulated other comprehensive loss	(173,477)	(168,700)
Total Shareholders’ Equity	3,294,039	3,067,863

Total Liabilities and Shareholders’ Equity	$6,010,178	$5,752,579

See notes to condensed consolidated financial statements

BECTON, DICKINSON AND COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

Thousands of Dollars, Except Per-share Data

(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2005	2004	2005	2004
Revenues	$1,381,306	$1,242,714	$4,035,205	$3,681,467

Cost of products sold	686,764	615,613	1,999,283	1,879,384
Selling and administrative	365,919	332,738	1,073,346	991,198
Research and development	67,003	58,498	195,074	176,941
Litigation settlement	–	100,000	–	100,000
Total Operating Costs and Expenses	1,119,686	1,106,849	3,267,703	3,147,523

Operating Income	261,620	135,865	767,502	533,944

Interest expense, net	(3,561)	(4,127)	(17,239)	(21,015)
Other expense, net	(984)	(601)	(6,087)	(4,631)

Income From Continuing Operations Before Income Taxes	257,075	131,137	744,176	508,298

Income tax provision	67,274	20,975	173,468	109,128

Income From Continuing Operations	189,801	110,162	570,708	399,170

(Loss) income from Discontinued Operations net of income tax (benefit) provision of $(91), $(509), $1,547 and $388, respectively.	(133)	(766)	2,461	788

Net Income	$189,668	$109,396	$573,169	$399,958

Basic Earnings Per Share:
Income from Continuing Operations	$0.75	$0.43	$2.26	1.57
Income from Discontinued Operations	$–	$–	$0.01	–
Basic Earnings Per Share (A)	$0.75	$0.43	$2.27	1.58

Diluted Earnings Per Share:
Income from Continuing Operations	$0.73	$0.42	$2.18	$1.51
Income from Discontinued Operations	$–	$–	$0.01	$–
Diluted Earnings Per Share (A)	$0.73	$0.41	$2.19	$1.51

Dividends Per Common Share	$0.18	$0.15	$0.54	$0.45

(A): Total per share amounts may not add due to rounding.

See notes to condensed consolidated financial statements

BECTON, DICKINSON AND COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Thousands of Dollars

(Unaudited)

	Nine Months Ended June 30,
	2005	2004
Operating Activities

Net income	$573,169	$399,958
Less: Income from discontinued operations, net	2,461	788
Income from continuing operations	570,708	399,170
Adjustments to income from continuing operations to derive net cash provided by operating activities:
Depreciation and amortization	288,228	266,998
Share-based compensation (Note 6)	45,024	–
Pension contributions	(136,000)	(18,000)
BGM charges (Note 10)	–	38,551
Change in working capital	(63,201)	13,622
Other, net	73,216	61,758
Net Cash Provided by Continuing Operating Activities	777,975	762,099

Investing Activities

Capital expenditures	(175,328)	(169,486)
Capitalized software	(14,816)	(33,280)
Purchases of investments, net	(40,895)	(8,179)
Other, net	(59,736)	(46,935)
Net Cash Used for Continuing Investing Activities	(290,775)	(257,880)

Financing Activities

Change in short-term debt	195,177	(104,408)
Payments of long-term debt	(104,466)	(17,145)
Repurchase of common stock	(409,229)	(350,002)
Issuance of common stock from treasury	113,373	163,697
Tax benefit from stock option exercises	45,096	48,391
Dividends paid	(137,527)	(115,110)
Net Cash Used for Continuing Financing Activities	(297,576)	(374,577)

Net Cash Provided by Discontinued Operations	6,087	9,919

Effect of exchange rate changes on cash and equivalents	3,302	64
Net increase in cash and equivalents	199,013	139,625

Opening Cash and Equivalents	719,378	519,886
Closing Cash and Equivalents	$918,391	$659,511

See notes to condensed consolidated financial statements

BECTON, DICKINSON AND COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Dollar and Share Amounts in Thousands, Except Per-share Data

June 30, 2005

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

Note 2 – Comprehensive Income

Comprehensive income is comprised of the following:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2005	2004	2005	2004
Net Income	$189,668	$109,396	$573,169	$399,958
Other Comprehensive (Loss) Income, Net of Tax
Foreign currency translation adjustments	(123,016)	(26,743)	(369)	29,141
Unrealized gains (losses) on investments, Net of amounts recognized	2,246	348	(25)	1,111
Unrealized (losses) gains on cash flow hedges, net of amounts realized	(1,835)	9,096	(4,383)	4,298
Comprehensive Income	$67,063	$92,097	$568,392	$434,508

The amount of unrealized gains or losses on investments and cash flow hedges in comprehensive income has been adjusted to reflect any realized gains and recognized losses included in net income during the three and nine months ended June 30, 2005 and 2004.

Note 3 - Earnings per Share

The following table sets forth the computations of basic and diluted earnings per share:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2005	2004	2005	2004
Income from continuing operations	$189,801	$110,162	$570,708	$399,170
Preferred stock dividends	–	(520)	(367)	(1,605)
Income from continuing operations available to common shareholders (A)	189,801	109,642	570,341	397,565
Preferred stock dividends – using “if converted” method	–	520	367	1,605
Additional ESOP contribution – using “if converted” method	–	(2)	–	(33)
Income from continuing operations available to common shareholders after assumed conversions (B)	$189,801	$110,160	$570,708	$399,137
Average common shares outstanding (C)	251,866	252,433	252,167	252,617
Dilutive stock equivalents from stock plans	8,233	8,461	8,912	7,949
Shares issuable upon conversion of preferred stock	–	3,442	818	3,442
Average common and common equivalent shares outstanding – assuming dilution (D)	260,099	264,336	261,897	264,008
Basic earnings per share – income from continuing operations (A/C)	$.75	$.43	$2.26	$1.57
Diluted earnings per share - income from continuing operations (B/D)	$.73	$.42	$2.18	$1.51

During the three and nine months ended June 30, 2005, 583 common shares and 4,274 common shares, respectively, were issued upon exercise of stock options, respectively. During the three and nine months ended June 30, 2004, 1,076 common shares and 6,946 common shares were issued upon exercise of stock options, respectively.

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

	Three Months Ended June 30,		Nine Months Ended June 30,
	2005	2004	2005	2004
Revenues
Medical	$ 770,218	$ 682,645	$ 2,195,705	$ 1,992,154
Diagnostics	410,743	374,195	1,254,295	1,158,015
Biosciences	200,345	185,874	585,205	531,298
Total Revenues (A)	$ 1,381,306	$ 1,242,714	$ 4,035,205	$ 3,681,467

	Three Months Ended June 30,				Nine Months Ended June 30,
	2005		2004		2005		2004
Segment Operating Income
Medical	$187,820		$155,075		$513,625		$398,281	(B)
Diagnostics	102,749		86,009		322,424		271,135
Biosciences	36,903		42,993		120,380		116,765
Total Segment Operating Income	327,472		284,077		956,429		786,181
Unallocated Items (C)	(70,397)	(D)	(152,940)	(E)	(212,253)	(D)	(277,883)	(E)
Income from Continuing Operations Before Income Taxes	$257,075		$131,137		$744,176		$508,298

	Three Months Ended June 30,		Nine Months Ended June 30,
	2005	2004	2005	2004
Revenues by Organizational Units
BD Medical
Medical Surgical Systems	$420,494	$389,231	$1,232,350	$1,147,554
Diabetes Care	171,315	147,992	492,189	431,086
Pharmaceutical Systems	163,037	131,211	426,493	371,786
Ophthalmic Systems	15,372	14,211	44,673	41,728
	$770,218	$682,645	$2,195,705	$1,992,154
BD Diagnostics
Preanalytical Systems	$222,826	$201,945	$636,182	$582,868
Diagnostic Systems	187,917	172,250	618,113	575,147
	$410,743	$374,195	$1,254,295	$1,158,015
BD Biosciences
Immunocytometry Systems	$110,853	$102,001	$324,713	$287,547
Pharmingen	36,402	36,123	108,028	102,565
Discovery Labware	53,090	47,750	152,464	141,186
	$200,345	$185,874	$585,205	$531,298

Total	$1,381,306	$1,242,714	$4,035,205	$3,681,467

(A)	Intersegment revenues are not material.
(B)	Includes $45,024 of charges related to blood glucose monitoring products, as discussed further in Note 10 in Notes to the Condensed Consolidated Financial Statements.
(C)	Includes primarily interest, net; foreign exchange; and corporate expenses.
(D)	Includes share-based compensation expense, as discussed further in Note 6 in Notes to the Condensed Consolidated Financial Statements.
(E)

Includes legal costs and the $100,000 settlement associated with the litigation with Retractable Technologies, Inc., as discussed further in Note 11 in Notes to the Condensed Consolidated Financial Statements.

Note 6 – Share-Based Compensation

Fair Value Method Accounting

Historically, the Company accounted for stock options using the intrinsic value method. This method measures share-based compensation expense as the amount by which the market price of the stock on the date of grant exceeds the exercise price. The Company had not recognized any share-based compensation expense under this method in recent years because the Company granted stock options at the stock price as of the date of grant.

Effective October 1, 2004, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004) – Share-Based Payment (“SFAS No. 123 (R)”). This Statement requires compensation cost relating to share-based payment transactions to be recognized in the financial statements using a fair-value measurement method. Under the fair value method, the estimated fair value of awards is charged against income on a straight-line basis over the requisite service period, which is generally the vesting period. In addition, the Company granted restricted stock unit awards in November 2004 under its new long-term incentive program, as discussed further below. The Company selected the modified prospective method as prescribed in SFAS No. 123 (R) and therefore, prior periods were not restated. Under the modified prospective application, this Statement was applied to new awards granted in fiscal 2005, as well as to the unvested portion of previously granted equity-based awards for which the requisite service had not been rendered as of October 1, 2004.

Share-based compensation expense reduced the Company’s results of operations as follows:

	Three Months Ended June 30, 2005	Nine Months Ended June 30, 2005
Income From Continuing Operations Before Income Taxes	$16,879	$45,024

Income from Continuing Operations	$12,236	$32,693

Net income	$12,236	$32,693

Basic Earnings Per Share:
Income from Continuing Operations	$.05	$.13
Income from Discontinued Operations	$–	$–
Net income	$.05	$.13

Diluted Earnings Per Share:
Income from Continuing Operations	$.05	$.12
Income from Discontinued Operations	$–	$–
Net income	$.05	$.12

For the nine months ended June 30, 2005, share-based compensation is net of a cumulative pre-tax adjustment of $1,799 recorded in the first quarter of 2005 resulting from a change to the estimated forfeiture rate, reflecting actual experience, for both current and prior period unvested stock option grants.

Long-Term Incentive Plan

In November 2004, the Company granted share-based awards under the 2004 Employee and Director Equity-Based Compensation Plan (the “2004 Plan”), which provides for long-term incentive compensation to employees and directors. The November 2004 awards consisted of stock options, performance-based restricted stock units and time-vested restricted stock units. The Company believes that such awards align the interest of its employees with those of its shareholders and encourage employees to act as equity owners of the Company.

Stock options

All stock option grants are for a ten-year term. Stock options issued after November 2001 vest over a four-year period. Stock options issued prior to November 2001 vested over a three-year period. The fair value of the November 2004 stock option grants were estimated on the date of grant using a lattice-based binomial option valuation model that uses the following weighted-average assumptions: risk-free interest rate of 3.93%, expected volatility of 29%; expected dividend yield of 1.28% and expected life of 6.5 years. Expected volatility is based upon historical volatility for the Company’s common stock and other factors. The expected term of options granted is derived from the output of the model, using assumed exercise rates based on historical exercise patterns, and represents the period of time that options granted are expected to be outstanding. The risk-free interest rate used is based upon the published U.S. Treasury yield curve in effect at the time of grant for instruments with a similar life. The dividend yield is based upon the most recently declared quarterly dividend as of the grant date. Stock options granted prior to October 1, 2004 were valued based on the grant date fair value of those awards, using the Black-Scholes option pricing model, as previously calculated for pro-forma disclosures under SFAS No. 123 – Accounting for Stock-based Compensation.

Performance-Based Restricted Stock Units

Performance-based restricted stock units cliff vest three years after the date of grant, and are tied to BD’s performance against pre-established targets, including its compound growth rate of consolidated revenues and average return on invested capital, over a three-year performance period. Under BD’s long-term incentive program, the actual payout under these awards may vary from zero to 250% of an employee’s target payout, based on BD’s actual performance over the three-year performance period. The fair value is based on the market price of the Company’s stock on the date of grant and assumes that the target payout level will be achieved. Compensation cost is adjusted for subsequent changes in the expected outcome of performance-related conditions until the vesting date.

Time-Vested Restricted Stock Units

Time-vested restricted stock units cliff vest three years after the date of grant. For certain key executives of the Company, including the executive officers, such units generally vest one year following the employee’s retirement and the related share-based compensation expense is recorded over the requisite service period based on an assumed average retirement age. The fair value of all time-vested restricted stock units is based on the market value of the Company’s stock on the date of grant.

Pro-forma Disclosure

The following table illustrates the effect on net income and earnings per share if the Company were to have applied the fair-value based method to account for all share-based awards for the three and nine months ended June 30, 2004.

	Three Months Ended June 30, 2004	Nine Months Ended June 30, 2004
Net income, as reported (a)	$109,396	$399,958
Less share-based compensation expense, net of tax	(7,854)	(24,175)
Pro-forma net income	$101,542	$375,783

Reported earnings per share:
Basic	$.43	$1.58
Diluted	$.41	$1.51

Pro-forma earnings per share:
Basic	$.40	$1.48
Diluted	$.39	$1.43

(a)	Includes $768 and $2,159 of share-based compensation expense recorded during the three and nine months ended June 30, 2004, respectively, relating to restricted stock awards granted in November 2003.

The pro-forma amounts and fair value of each option grant were estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in all periods: risk-free interest rates of 3.66% to 4.50%; expected volatility of 32.5% to 33.2%; expected dividend yield of 1.16% to 1.21%; and expected life of 6 years.

Note 7 – Benefit Plans

The Company has defined benefit pension plans covering substantially all of its employees in the United States and certain foreign locations. The Company also provides certain postretirement healthcare and life insurance benefits to qualifying domestic retirees. Other postretirement benefit plans in foreign countries are not material.

Net pension and postretirement cost included the following components for the three months ended June 30:

	Pension Plans		Other Postretirement Benefits
	2005	2004	2005	2004
Service cost	$15,294	$14,033	$913	$875
Interest cost	16,698	15,423	3,832	3,841
Expected return on plan assets	(14,710)	(12,773)	–	–
Amortization of prior service cost	83	59	(1,558)	(1,559)
Amortization of loss	5,708	4,337	1,520	1,298
Other	–	(76)	16	–
Net pension and postretirement cost	$23,073	$21,003	$4,723	$4,455

Net pension cost attributable to foreign plans included in the preceding table was $4,102 and $3,713 for the three months ended June 30, 2005 and 2004, respectively.

Net pension and postretirement cost included the following components for the nine months ended June 30:

	Pension Plans		Other Postretirement Benefits
	2005	2004	2005	2004
Service cost	$45,882	$42,099	$2,739	$2,625
Interest cost	50,094	46,269	11,496	11,523
Expected return on plan assets	(44,130)	(38,319)	–	–
Amortization of prior service cost	249	177	(4,674)	(4,677)
Amortization of loss	17,124	13,011	4,560	3,894
Other	–	(228)	48	–
Net pension and postretirement cost	$69,219	$63,009	$14,169	$13,365

Net pension cost attributable to foreign plans included in the preceding table was $12,306 and $11,139 for the nine months ended June 30, 2005 and 2004, respectively.

The Company contributed, on a discretionary basis, approximately $50,000 and $18,000, to increase the funding for its U.S. and foreign pension plans, respectively, during the first quarter of 2005, and $35,000 and $33,000 to the U.S. pension plan during the second and third quarters of 2005, respectively.

Note 8 – Employee Stock Ownership Plan

During the first quarter of 2005, the Trustee of the Company’s Employee Stock Ownership Plan (“ESOP”) converted all of the outstanding shares of Series B ESOP Convertible Preferred Stock (“ESOP Preferred”) into BD common stock. This was done in response to the November 2004 dividend declaration, which reflected a 20% increase in the common dividend versus the preceding quarter and increased the difference between the common dividend and the fixed dividend payable on the ESOP Preferred shares (on an equivalent share basis). Conversion of the ESOP Preferred occurred at the rate of 6.4 common shares for each share of ESOP Preferred.

Note 9 – Discontinued Operations

In September 2004, the Company’s Board of Directors approved a plan to sell the Clontech unit of the BD Biosciences segment. As a result, Clontech’s results of operations are reported as Discontinued Operations for all periods presented in the accompanying Condensed Consolidated Statements of Income. Clontech’s statement of financial position is classified as Assets held for sale and Liabilities held for sale, in the accompanying Condensed Consolidated Balance Sheets for all periods presented.

On July 1, 2005, the Company signed a definitive agreement to sell Clontech for approximately $60,000. The agreement is subject to regulatory approvals and is expected to close in the fourth quarter of 2005.

Results of Discontinued Operations are as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2005	2004	2005	2004
Revenues	$12,145	$15,041	$40,820	$46,342
(Loss) income from discontinued operations before income tax (benefit) provision	(224)	(1,275)	4,008	1,176
Less: Income tax (benefit) provision	(91)	(509)	1,547	388
(Loss) income from discontinued operations	$(133)	$(766)	$2,461	$788

The components of (Loss) Income from Discontinued Operations Before Income Tax (Benefit) Provision are as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2005	2004	2005	2004
Domestic	$(886)	$(2,254)	$445	$(3,205)
Foreign	662	979	3,563	4,381
	$(224)	$(1,275)	$4,008	$1,176

Assets held for sale included the following at:

	June 30, 2005	September 30, 2004

Current assets	$21,553	$26,676
Property, plant and equipment	9,443	9,562
Core and developed technology	15,256	15,256
Other intangible assets	8,729	8,729
Other assets	1,910	3,471
Assets held for sale	$56,891	$63,694

Liabilities held for sale included the following at:

	June 30, 2005	September 30, 2004
Current liabilities	$10,720	$13,522
Long-term liabilities	284	659
Liabilities held for sale	$11,004	$14,181

Note 10 – Blood Glucose Monitoring Charges

The Company recorded a pre-tax charge of $45,024 to cost of products sold in the Company’s results of operations for the three months ended December 31, 2003 related to its blood glucose monitoring (“BGM”) products, which included a reserve of $6,473 in connection with the voluntary product recall of certain lots of BGM test strips and the write-off of $29,803 of certain test strip inventories. Based upon internal testing, it was determined that certain BGM test strip lots, produced by BD’s manufacturing partner, were not performing within BD’s specifications. As a result, the Company decided to recall the affected lots and dispose of the non-conforming product in inventory. In addition, the charge reflects BD’s decision to focus its sales and marketing efforts on the BD Logic™ and Paradigm Link® blood glucose meters in the United States, and to discontinue support of the BD Latitude™ system product offering in the United States, resulting in a write-off of $8,748 of related blood glucose meters and fixed assets. As of June 30, 2005, the accrual for product to be returned related to this product recall has been fully utilized.

Note 11 – Litigation Settlement

In July 2004, the Company entered into an agreement to settle the lawsuit filed against it by Retractable Technologies, Inc (“RTI”). RTI alleged that the Company and other defendants conspired to exclude it from the market and to maintain the Company’s market share by entering into long-term contracts in violation of state and Federal antitrust laws. RTI also asserted claims for business disparagement, common law conspiracy, and tortious interference with business relationships. The settlement was paid in July 2004 and was in exchange for a general release of all claims (excluding certain patent matters) and a dismissal of the case with prejudice, which means this case cannot be re-filed. The Company recorded the related pretax charge of $100,000 ($63,000 after taxes and approximately 24 cents per diluted share) in the Company’s results of operations for the three and nine months ended June 30, 2004.

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

The results of our strategies are reflected in our third quarter 2005 financial and operational performance. BD reported third quarter revenues of $1.381 billion, an increase of 11% from the same period a year ago. This quarter’s growth rate includes an estimated $43 million or 3% favorable impact from foreign currency translation, driven by favorable exchange rates in Europe, Asia Pacific, South Latin America, Canada and Japan. Although the Euro weakened near the end of the third quarter against the U.S. dollar, the Euro remained relatively strong against the U.S. dollar for the quarter, as a whole, contributing to the favorable foreign exchange impact. Overall, Euro denominated revenues do not exceed 20% of total revenues. Sales in the United States of safety-engineered devices grew 9% to $211 million in the third quarter of 2005. International sales of safety-engineered devices grew 39% to $74 million in the third quarter of 2005. International revenue growth of 15% for the three-month period was favorably affected by foreign currency translation, as discussed above. Total Company international revenue growth included a 7% benefit from the favorable impact of foreign currency translation for the three-month period. As further discussed in our 2004 Annual Report on Form 10-K, we face currency exposure that arises from translating the results of our worldwide operations to the U.S. dollar at exchange rates that have fluctuated from the beginning of the period. We purchase option and forward contracts to partially protect against adverse foreign exchange rate movements.

Our balance sheet remains strong with net cash provided by continuing operations at approximately $778 million for the nine months ended June 30, 2005 and our debt-to-capitalization ratio (shareholders’ equity, net non-current deferred income tax liabilities, and debt) was constant at approximately 28% at June 30, 2005 and September 30, 2004, respectively.

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

Our anticipated revenue growth over the next three years, excluding any impact relating to foreign exchange, is expected to come from the following:

•	Core business growth and expansion, including the continued transition to safety-engineered devices;
•	Expanding the sale of our high quality products around the globe; and
•	Development in each business segment of new products and services that provide increased benefits to patients, healthcare workers and researchers.

Accounting Change

Effective October 1, 2004, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004) – Share-Based Payment (“SFAS No. 123 (R)”). This Statement requires compensation cost relating to share-based payment transactions to be recognized in our financial statements using a fair-value measurement method. We selected the modified prospective method as prescribed in SFAS No. 123 (R) and therefore, prior periods were not restated. Historically, we accounted for stock options using the intrinsic value method. This method measures share-based compensation expense as the amount by which the market price of the stock on the date of grant exceeds the exercise price. We had not recognized any share-based compensation expense under this method in recent years because we granted stock options at the stock price as of the date of grant.

For the three and nine months ended June 30, 2005, we recorded share-based compensation expense associated with the SFAS No. 123 (R) adoption and the restricted stock unit awards granted in November 2004, as follows:

	Three Months Ended June 30, 2005	Nine Months Ended June 30, 2005

Selling and administrative expense	$13,029	$34,884
Cost of products sold	2,385	6,293
Research and development expense	1,465	3,847
Total	$16,879	$45,024

Share-based compensation expense is recorded in corporate unallocated expense for segment reporting purposes. The expense for the nine months ended June 30, 2005 is net of a cumulative pre-tax adjustment of $1,799 recorded in the first quarter of 2005 resulting from a change to the estimated forfeiture rate, reflecting actual experience, for current and prior period unvested stock option grants.

For the nine months ended June 30, 2005, share-based compensation reduced diluted earnings per share from continuing operations by 12 cents. Our full year fiscal 2005 share-based compensation expense, including restricted stock unit awards, is estimated to reduce diluted earnings per share from continuing operations by approximately 18-19 cents. The amount of unrecognized compensation expense for non-vested awards as of June 30, 2005 is approximately $130 million, which is expected to be recognized over a weighted-average remaining life of approximately 2.5 years. See Note 6 in the Notes to Condensed Consolidated Financial Statements for prior period pro-forma data and additional discussion.

Results of Operations

Revenues

Refer to Note 5 in the Notes to Condensed Consolidated Financial Statements for segment financial data.

Medical Segment – Third quarter revenues of $770 million represented an increase of $88 million or 13% from the prior year quarter, including an estimated $26 million or a 4% favorable impact due to foreign currency translation. Medical revenues reflect the continued conversion in the United States to safety-engineered products, which accounted for sales of $119 million, as compared with $113 million in the prior year’s quarter. Included in Medical revenues were international sales of safety-engineered products of $22 million, compared with $16 million in the prior year’s quarter. Also contributing to the growth of the segment in the quarter were strong sales in the Diabetes Care unit of $171 million compared with $148 million in the prior year quarter and in the Pharmaceutical Systems unit of $163 million compared with $131 million in the prior year quarter. For the nine-month period ended June 30, 2005, U.S. sales of safety-engineered products totaled $360 million compared with $337 million in the prior year’s period. For the nine-month period ended June 30, 2005, international sales of safety-engineered products totaled $60 million compared with $47 million in the prior year’s period. For the nine-month period ended June 30, 2005, total BD Medical segment revenues increased by 10 percent from the prior year period.

Diagnostics Segment – Third quarter revenues of $411 million represented an increase of $37 million or 10% over the prior year quarter, including an estimated $11 million or a 3% impact due to favorable foreign currency translation. The Diagnostic Systems unit of the segment reported revenue growth of 9%, reflecting solid worldwide sales of its molecular diagnostic platforms. The Preanalytical Systems unit of the segment reported revenue growth of 10 percent for the quarter. This growth reflects the continued conversion in the United States to safety-engineered products, impacted by early BD Vacutainer Push Button Blood Collection Set conversion activity, and accounted for sales of $92 million, as compared with $80 million in the prior year quarter. Preanalytical Systems revenues also included international sales of safety-engineered products of $52 million, compared with $37 million in the prior year’s quarter. For the nine-month period ended June 30, 2005, the Preanalytical Systems unit reported 9% revenue growth and included U.S. sales of safety-engineered products of $258 million compared with $231 million in the prior year’s period. Preanalytical Systems revenues for the nine-month period also included international sales of safety-engineered products of $143 million compared with $101 million in the prior year’s period. For the nine-month period ended June 30, 2005, total BD Diagnostics segment revenues increased by 8% from the prior year’s period.

Biosciences Segment – Third quarter revenues of $200 million represented an increase of $14 million or 8% over the prior year quarter, including an estimated $6 million or a 3% impact due to favorable foreign currency translation. Research instrument and reagent growth continued to be the primary growth contributors, driven by increased demand for high-end research analyzers. Also contributing to revenue growth of the segment were increased sales in the Discovery Labware unit. For the nine-month period ended June 30, 2005, total BD Biosciences segment revenues increased by 10 percent from the prior year’s period, representing continued strong sales of flow cytometry instruments and reagents.

Segment Operating Income

Medical Segment

Segment operating income for the third quarter was $188 million, or approximately 24% of Medical revenues, compared to $155 million or approximately 23% in the prior year’s quarter. R&D expenses in the third quarter increased 12% or $3 million, reflecting continued investment in the development of new products, particularly safety-engineered and diabetes care products. Segment operating income for the nine-month period was $514 million, or approximately 23% of Medical revenues, compared to $398 million or approximately 20% in the prior year’s period. The prior year’s period included $45 million of BGM charges. See Note 10 in the Notes to Condensed Consolidated Financial Statements for more information.

Diagnostics Segment

Segment operating income for the third quarter was $103 million, or approximately 25% of Diagnostic revenues, compared to $86 million or approximately 23% in the prior year’s quarter. Segment operating income for the nine-month period was $322 million or approximately 26% of Diagnostic revenues compared to $271 million, or approximately 23%, in the prior year’s period. Segment operating income for the nine-month period reflected reduced research and development spending of $4 million resulting from the completion of our cancer biomarker discovery program in the third quarter of fiscal 2004.

Biosciences Segment

Segment operating income was $37 million for the third quarter compared to $43 million in the prior year’s quarter, and $120 million for the nine-month period compared to $117 million in the comparable prior year’s period. Segment operating income for the three and nine-month periods in 2005 included a one-time fee of $7 million to terminate a distribution agreement. The nine-month period in 2005 also included increased expenses related to the installation of an enterprise software system in the United States of $6 million. Segment operating income in 2005 also reflects increased investment, primarily in research and development, and sales and marketing, in the cell imaging business of $2 million in the third quarter and $5 million in the nine-month period as a result of our acquisition of Atto Bioscience, Inc., which occurred in July 2004.

Gross Profit Margin

Gross profit margin (ratio of gross profit over revenues) was 50.3% for the third quarter and 50.5% for the nine-month period, compared with 50.5% and 49.0%, respectively, for the comparable prior year periods. Gross profit margin in the current year included share-based compensation of $2 million and $6 million for the three and nine-month periods, respectively, which reduced gross profit margin by 0.2% for both the three and nine-month periods, respectively. Gross profit margin in the third quarter of fiscal 2005 as compared to the prior period also reflected improvements of an estimated 1.3% resulting from a weaker U.S. dollar, increased sales of products with higher margins, and productivity gains, however, these increases were fully offset by higher raw material costs, primarily petroleum-based resins, of 0.9% as well as intangible asset writedowns of 0.4%. Gross profit margin in the nine-month period of the prior year included BGM charges of $45 million, which reduced gross profit margin by 1.2%. Gross profit margin for the nine-month period of the current year reflected an estimated 0.5% improvement resulting from a weaker U.S. dollar, an estimated 0.5% improvement relating to increased sales of products with higher margins, with the remaining 0.5% improvement associated with, for the most part, productivity gains. These gross profit margin improvements were partially offset by an estimated 0.9% relating to higher raw material costs and intangible asset writedowns of 0.1%. We expect gross profit margin to be approximately 50.5% for fiscal 2005.

Selling and Administrative Expense

Selling and administrative expense was 26.5% of revenues for the third quarter and 26.6% for the nine-month period, compared with 26.8% and 26.9%, respectively, for the prior year’s periods. As discussed above, $13 million and $35 million of share-based compensation expense was recorded to selling and administrative expense for the three and nine-month periods ended June 30, 2005, which amounted to 0.9% for both periods ended June 30, 2005. Aggregate expenses for the current nine-month period reflect base spending increases of $30 million, in line with inflation. Selling and administrative expense is expected to be approximately 26.8% of revenues for fiscal 2005.

Research and Development Expense

Research and development expense was $67 million or 4.9% of revenues for the third quarter, compared with the prior year’s amount of $58 million or 4.7% of revenues. Research and development expense was $195 million or 4.8% of revenues for the nine-month period in the current year, compared with $177 million or 4.8% of revenues for the comparable prior year period. As discussed above, $1.5 million and $3.8 million of share-based compensation was recorded to research and development expense in the three and nine-month periods of 2005, respectively. The increase in research and development expenditures of $18 million for the nine-month period ended June 30, 2005 also reflects spending for new programs in each of our segments, partially offset by reduced spending from molecular oncology diagnostics following the completion of our cancer biomarker discovery program in the third quarter of fiscal 2004. We anticipate research and development expense to increase about 13% for fiscal 2005.

Interest Expense, Net

Interest expense, net, decreased to $3.6 million in the current quarter from $4.1 million in the prior year’s quarter. Interest expense, net, decreased to $17.2 million in the nine-month period of the current year from $21.0 million in the prior year’s comparable period. The decreases for the third quarter and the nine-month periods were attributable to increased interest income due to higher interest rates and cash balances, which was partially offset by the impact of higher interest rates on floating rate debt and on certain interest rate swap transactions. In addition, the third quarter and nine-month periods for 2004 included $3 million of interest income related to the conclusion of certain tax examinations.

Income Taxes

The income tax rate was 26.2% for the third quarter. The nine-month tax rate was 23.3%, which included an estimated 0.2% benefit relating to share-based compensation and an estimated 1.5% benefit due to the reversal of tax reserves in the first quarter in connection with the conclusion of tax examinations in four non-U.S. jurisdictions. The Company expects the reported tax rate for the full year to be approximately 24%.

Income from Continuing Operations and Diluted Earnings Per Share from Continuing Operations

Income from continuing operations and diluted earnings per share from continuing operations for the third quarter of 2005 were $190 million and 73 cents, respectively. Share-based compensation expense decreased income from continuing operations by approximately $12 million and diluted earnings per share from continuing operations by approximately 5 cents in the quarter. This compared with income from continuing operations and diluted earnings per share from continuing operations for the prior year’s third quarter of $110 million and 42 cents, respectively. The litigation settlement in the third quarter of the prior year reduced income from continuing operations by approximately $63 million and diluted earnings per share from continuing operations by 24 cents.

For the nine-month periods, income from continuing operations and diluted earnings per share from continuing operations were $571 million and $2.18, respectively, in 2005 and $399 million and $1.51, respectively, in 2004. The net effect of share-based compensation and the reversal of tax reserves described above decreased income from continuing operations by approximately $21 million and diluted earnings per share from continuing operations by approximately 8 cents for the nine-month period ended June 30, 2005. Charges relating to BGM and the above-mentioned litigation settlement reduced income from continuing operations and diluted earnings per share from continuing operations in the prior nine-month period by $91 million and approximately 34 cents, respectively.

Liquidity and Capital Resources

Net cash provided by continuing operating activities, which continues to be our primary source of funds to finance operating needs and capital expenditures, was $778 million during the first nine months of fiscal 2005, and $762 million in the same period in fiscal 2004. As discussed in Note 7 to the Condensed Consolidated Financial Statements, net cash provided by operations was reduced by discretionary cash contributions to pension plans of $136 million. BD’s funding policy for its defined benefit pension plans is to contribute amounts sufficient to meet the minimum funding requirement of the Employee Retirement Income Security Act of 1974, plus any additional amounts that management may determine to be appropriate considering the funded status of the plans, tax deductibility, cash flows, and other factors.

Net cash used for continuing investing activities for the first nine months of the current year was $291 million, compared to $258 million in the same period a year ago. Capital expenditures were $175 million in the first nine months of fiscal 2005 and $169 million in the same period in fiscal 2004. We expect capital spending for fiscal 2005 to be between $300 million and $325 million. Short-term investments increased to $77 million at June 30, 2005 compared to $32 million at September 30, 2004, and consisted primarily of liquid investments with high quality financial institutions.

Net cash used for continuing financing activities in the first nine months of the current year was $298 million, compared to $375 million in the prior year period. As of June 30, 2005, total debt of $1.3 billion represented 28.0% of total capital (shareholders’ equity, net non-current deferred income tax liabilities, and debt), versus 28.1% at September 30, 2004.

We have in place a $900 million commercial paper borrowing program that is available to meet our short-term financing needs, including working capital requirements, under which there was approximately $244 million outstanding as of June 30, 2005. We have in place a syndicated credit facility totaling $900 million in order to provide backup support for our commercial paper program and for other general corporate purposes. This credit facility expires in August 2009. The facility contains a single financial covenant that requires BD to maintain an interest expense coverage ratio (ratio of earnings before income taxes, depreciation and amortization to interest expense) of not less than 5-to-1 for the most recent four consecutive fiscal quarters. For the last eight measurement dates, this ratio has ranged from 18-to-1 up to 21-to-1. Given the availability of this facility and our strong credit ratings, we continue to have a high degree of confidence in our ability to refinance maturing debt, as well as to incur substantial additional debt, if required.

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

For the first nine months of the current year, the Company repurchased approximately $409 million of its common stock compared to approximately $350 million of its common stock in the prior year period. As of June 30, 2005, authorization to repurchase an additional 6.9 million common shares remained. Stock repurchases were offset, in part, by the issuance of common stock from treasury due to the exercising of stock options by employees.

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

The American Jobs Creation Act of 2004 (the “AJCA”), which was signed into law in October 2004, provides corporate taxpayers with an election to claim a deduction equal to 85% of cash dividends in excess of a base-period amount received from controlled foreign corporations if the dividends are invested in the United States under a properly approved domestic investment plan. As a result of the passage of the AJCA, we are currently revisiting our policy of indefinite reinvestment of foreign earnings. The deduction is subject to a number of limitations and, as of today, uncertainty remains as to how to interpret certain provisions of this legislation. As a result, although we are likely to repatriate a portion of our foreign earnings, we have not concluded as to whether, when, and to what extent, we might repatriate foreign earnings that have not yet been remitted to the United States. However, we currently expect to be in a position to finalize a decision in the fourth quarter of fiscal 2005 with respect to any such repatriation, which could be about $1 billion and could result in the recognition of a one-time tax charge of approximately 6% to 7% of the amount repatriated.

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

•

We operate in a highly competitive environment. New product introductions by our current or future competitors could adversely affect our ability to compete in the global market. Patents attained by competitors, particularly as patents on our products expire, may also adversely impact our competitive position. While we believe our opportunities for sustained, profitable growth are considerable, actions of competitors could impact our revenue growth and earnings.

•

Recently, it has been reported that a FDA advisory panel will review a new inhaled form of insulin which, if approved, could adversely impact sales of our insulin injection devices. However, we believe that any impact would be mitigated by certain factors, including the convenience of insulin injection, the virtually pain-free characteristics of needles used to inject insulin, and our expectation that insulin injectors would need to continue to inject at least once per day to control their blood sugar levels, even when inhaled insulin is used.

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

•	Fluctuations in U.S. and international governmental funding and policies for life science research.
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

•

Pending and potential litigation or other proceedings adverse to BD, including antitrust claims, product liability claims, and patent infringement claims, as well as other risks and uncertainties detailed from time to time in our Securities and Exchange Commission (the “SEC”) filings.

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

•	The impact of business combinations, including acquisitions and divestitures, both internally for BD and externally, in the healthcare industry.
•	Our ability to successfully complete the divestiture of Clontech within the expected timeframe.
•	Issuance of new or revised accounting standards by the Financial Accounting Standards Board, the SEC or the Public Company Accounting Oversight Board.

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

An evaluation was carried out by BD’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of BD’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of June 30, 2005. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were, as of the end of the period covered by this report, adequate and effective to ensure that material information relating to BD and its consolidated subsidiaries would be made known to them by others within these entities. There were no changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2005 identified in connection with the above-referenced evaluation that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

We are involved, both as a plaintiff and a defendant, in various legal proceedings which arise in the ordinary course of business, including product liability and environmental matters. A more complete description of legal proceedings has been set forth in our 2004 Annual Report on Form 10-K (the “10-K”) and in our Quarterly Reports on Form 10-Q for the first and second quarters of fiscal year 2005. For the quarter ended June 30, 2005 and subsequent thereto, the following changes have occurred.

Litigation – Other than Environmental Matters

Jabo’s Pharmacy

As we reported on a Current Report on Form 8-K filed on June 7, 2005, on June 3, 2005, Jabo’s Pharmacy, Inc., a business located in Tennessee, filed a proposed class action lawsuit against BD in the United States District Court in Greeneville, Tennessee. The complaint, which is similar to the complaint filed in March 2005 against BD in Federal Court in Newark, New Jersey by Louisiana Wholesale Drug Company, alleges that BD violated federal and various state antitrust laws, resulting in the charging of higher prices for certain BD products to plaintiff and other proposed class members. Unlike the Louisiana Wholesale Drug complaint, which is brought on behalf of direct purchasers such as distributors, this new complaint is brought on behalf of indirect purchasers of BD products. BD believes that the plaintiff’s allegations in this lawsuit are without merit and intends to defend against them vigorously.

Needlestick Class Actions

In Ohio, Grant vs. Becton Dickinson et al. (Case No. 98CVB075616, Franklin County Court), which was filed on July 22, 1998, the trial court granted class certification on June 6, 2005. BD has filed an appeal of the trial court’s ruling.

In Illinois, the matter of McCaster vs. Becton Dickinson (Case No. 04L 012544), which had previously been refiled in the Circuit Court of Cook County in November 2004 as an individual personal injury case, was settled on July 5, 2005 for an amount that is not material to BD’s results of operations, financial condition or cash flows.

Cardozo

BD reached a tentative settlement with the plaintiffs in Danielle Cardozo, by her litigation guardian Darlene Cardozo v. Becton, Dickinson and Company (Civil Action No. S83059, Supreme Court, British Columbia), a class action case filed on November 6, 2003. The suit alleged personal injury to persons in British Columbia who received test results generated by the BD ProbeTec™ ET instrument. The tentative settlement is for an amount that is not material to BD’s results of operations, financial condition or cash flows. The settlement plan is subject to, among other things, court approval. BD expects the settlement plan to be finalized during calendar year 2005, but there are no assurances that the settlement will be finalized by the parties or approved by the Court.

New York Attorney General

As previously reported, we had received a subpoena from the Office of the Attorney General for the State of New York (the “New York Attorney General”), and, in response, we provided information requested regarding any communications or agreements BD has had with other needle or syringe manufacturers. On July 15, 2005, the New York Attorney General advised BD that its investigation was no longer active.

Connecticut Attorney General

On August 8, 2005, BD received a subpoena issued by the Attorney General of the State of Connecticut which seeks documents and information relating to BD’s participation as a member of Healthcare Research & Development Institute, LLC. (“HRDI”), a healthcare trade organization (an independent member of BD's board of directors, Gary Mecklenburg, also serves as the non-executive chairman of HRDI). The subpoena indicates that it was issued as part of an investigation into possible violations of the antitrust laws. BD believes that its participation in HRDI complies fully with the law and has no additional information regarding the investigation at this time. BD intends to cooperate fully in responding to the subpoena.

Summary

Given the uncertain nature of litigation generally, we are not able in all cases to estimate the amount or range of loss that could result from an unfavorable outcome of the litigation to which we are a party. In accordance with generally accepted accounting principles, BD establishes accruals to the extent probable future losses are estimable. In view of the uncertainties discussed above, we could incur charges in excess of any currently established accruals and, to the extent available, excess liability insurance. Accordingly, in the opinion of management, any such future charges, individually or in the aggregate, could have a material adverse effect on BD’s consolidated results of operations and consolidated net cash flows in the period or periods in which they are recorded or paid. We continue to believe that we have valid defenses to each of the suits pending against BD and are engaged in a vigorous defense of each of these matters.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth certain information regarding our purchases of common stock of BD during the fiscal quarter ended June 30, 2005.

Issuer Purchases of Equity Securities

For the three months ended June 30, 2005	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 – 30, 2005	202,672	$58.19	200,000	9,954,414
May 1 – 31, 2005	1,862,189	$58.88	1,860,800	8,093,614
June 1 – 30, 2005	1,150,395	$54.86	1,150,000	6,943,614
Total	3,215,256	$57.40	3,210,800	6,943,614
(1)

Includes for the quarter 4,456 shares purchased in open market transactions by the trustee under BD’s Deferred Compensation Plan and 1996 Directors’ Deferral Plan. There were no shares delivered to the Company in connection with stock option exercises.

(2)

Repurchases of 154,414 shares were made pursuant to and represented the completion of a repurchase program covering 10 million shares announced on January 27, 2004. The remaining repurchases of 3,056,386 shares were made pursuant to a repurchase program covering 10 million shares authorized by the Board of Directors of BD on November 23, 2004 (the “November 2004 Program”). There is no expiration date for the November 2004 Program.

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

Becton, Dickinson and Company
(Registrant)
Dated:	August 9, 2005

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