Form 10-K
period 2005-09-30
BECTON DICKINSON & CO
filed 2005-12-09
CIK 10795

SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549
———————
FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2005	COMMISSION FILE NUMBER 1-4802

———————

BECTON, DICKINSON AND COMPANY (Exact name of registrant as specified in its charter)

———————

New Jersey (State or other jurisdiction of incorporation or organization)	22-0760120 (I.R.S. Employer Identification No.)

1 Becton Drive Franklin Lakes, New Jersey (Address of principal executive offices)	07417-1880 (Zip code)

(201) 847-6800 (Registrant’s telephone number, including area code)

———————

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, par value $1.00 Preferred Stock Purchase Rights	New York Stock Exchange New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

            Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

            Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

            Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
            Yes ☒    No ☐

            As of March 31, 2005, 252,043,008 shares of the registrant’s common stock were outstanding and the aggregate market value of such common stock held by non-affiliates of the registrant was approximately $14,724,352,527.

Documents Incorporated by Reference

(1) Portions of the registrant’s Annual Report to Shareholders for the fiscal year ended September 30, 2005 are incorporated by reference into Parts I and II hereof.

(2) Portions of the registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held January 31, 2006 are incorporated by reference into Part III hereof.

PART I

Item 1. Business.

General

            Becton, Dickinson and Company (also known as “BD”) was incorporated under the laws of the State of New Jersey in November 1906, as successor to a New York business started in 1897. BD’s executive offices are located at 1 Becton Drive, Franklin Lakes, New Jersey 07417-1880, and its telephone number is (201) 847-6800. All references in this Form 10-K to “BD” refer to Becton, Dickinson and Company and its domestic and foreign subsidiaries, unless otherwise indicated by the context.

            BD is a medical technology company engaged principally in the manufacture and sale of a broad range of medical supplies, devices, laboratory equipment and diagnostic products used by healthcare institutions, life science researchers, clinical laboratories, industry and the general public.

Business Segments

            BD’s operations consist of three worldwide business segments: BD Medical, BD Diagnostics and BD Biosciences. Information with respect to BD’s business segments is included in Note 15 to the consolidated financial statements contained in the portions of BD’s Annual Report to Shareholders for the fiscal year ended September 30, 2005 attached hereto as Exhibit 13, and is incorporated herein by reference.

BD Medical

            BD Medical produces a broad array of medical devices that are used in a wide range of healthcare settings. They include many safety-engineered injection, infusion and surgery products. The primary markets served by BD Medical are hospitals and clinics; physicians’ office practices; consumers and retail pharmacies; public health agencies; pharmaceutical companies; and healthcare workers. BD Medical’s principal product lines include needles, syringes and catheters for medication delivery; insulin injection devices and blood glucose monitors for treatment of diabetes; prefillable drug delivery devices provided to pharmaceutical companies and sold to end-users as drug/device combinations; surgical blades and regional anesthesia needles; critical care monitoring devices; ophthalmic surgery devices; sharps disposal containers; and home healthcare products such as ACE® brand elastic bandages.

BD Diagnostics

            BD Diagnostics provides products for the safe collection and transport of diagnostic specimens, and instrumentation for analysis for a broad range of microbiology and infectious disease testing. BD Diagnostics serves hospitals, laboratories and clinics; reference laboratories; blood banks; healthcare workers; patients; physicians’ office practices; and industrial microbiology laboratories. BD Diagnostics’ principal products and services are integrated systems for evacuated blood collection; an extensive line of safety-engineered specimen collection products and systems; plated media; automated blood culturing; molecular testing systems for sexually transmitted diseases; microorganism identification and drug susceptibility systems; and rapid manual testing products.

BD Biosciences

            BD Biosciences produces research and clinical tools that facilitate the study of cells, and the components of cells, to gain a better understanding of normal and disease processes. That information is used to aid the discovery and development of new drugs and vaccines, and to improve the diagnosis and management of diseases. The primary markets served by BD Biosciences are research and clinical laboratories; hospitals and transplant centers; blood banks; and biotechnology and pharmaceutical companies. BD Biosciences’ principal product lines include fluorescence activated cell sorters and analyzers; cell imaging systems, monoclonal antibodies and kits; reagent systems for life sciences research; tools to aid in drug discovery and growth of tissue and cells; and diagnostic assays.

Discontinued Operations

            On August 31, 2005, BD completed the sale of the Clontech unit of the BD Biosciences segment (“Clontech”). Clontech’s results of operations are reported as Discontinued Operations for all periods presented in the financial statements incorporated herein by reference as part of Exhibit 13.

International Operations

            BD’s products are manufactured and sold worldwide. BD’s operations outside the United States are conducted in Canada and in five geographic regions: Europe (including the Middle East and Africa); Japan; Asia Pacific (which includes Australia and all of Asia except Japan); South Latin America (which includes Brazil); and North Latin America (which includes Mexico). The principal products sold by BD outside of the United States are hypodermic needles and syringes, insulin syringes and pen needles, diagnostic systems, BD Vacutainer™ brand blood collection products, BD Hypak™ brand prefillable syringe systems, infusion therapy products, flow cytometry analyzers and sorters, and disposable laboratory products. BD has manufacturing operations outside the United States in Brazil, China, France, Germany, India, Ireland, Japan, Korea, Mexico, Pakistan, Singapore, Spain, Sweden and the United Kingdom. Geographic information with respect to BD’s operations is included under the heading “Geographic Information” in Note 15 to the consolidated financial statements included in Exhibit 13, and is incorporated herein by reference.

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

Distribution

            BD’s products and services are marketed in the U.S. and internationally through independent sales representatives and independent distribution channels, and directly to end-users. Sales to a single U.S. distributor that supplies products from the BD Medical and BD Diagnostics segments to many end-users accounted for approximately 11% of total BD revenues in fiscal 2005. However, the end-users of BD’s products have access to them through other distributors, and as a result, BD believes that sales to this distributor would be replaced largely, if not entirely, by other sales if BD no longer sold products to this distributor. Order backlog is not material to BD’s business inasmuch as orders for BD products generally are received and filled on a current basis, except for items temporarily out of stock. BD’s worldwide sales are not generally seasonal, although an incidence of the influenza virus can affect demand for certain medical devices in the BD Medical segment and respiratory and flu diagnostic products of the BD Diagnostics segment in various countries.

Raw Materials

            BD purchases many different types of raw materials, including plastics, glass, metals, yarn and yarn goods, paper products, agricultural products, electronic and mechanical sub-assemblies and various biological, chemical and petrochemical products. While all but a few of BD’s principal raw materials are available from multiple sources, for various reasons (e.g., quality assurance and cost effectiveness), BD elects to purchase certain raw materials from sole suppliers. However, certain raw materials (primarily related to the BD Biosciences segment) are not available from multiple sources. In other cases where there are regulatory requirements relating to qualification of suppliers, BD may not be able to establish additional or replacement sources on a timely basis. While BD works closely with its suppliers to ensure continuity of supply, the termination, reduction or interruption in supply of these sole-sourced raw materials could impact our ability to manufacture and sell certain of our products.

Research and Development

            BD conducts its research and development activities at its operating units and at BD Technologies in Research Triangle Park, North Carolina. Substantially all of BD’s research and development activities are conducted in the U.S. BD also collaborates with certain universities, medical centers and other entities on research and development programs. BD also retains individual consultants to support its efforts in specialized fields. BD spent approximately $272 million, $236 million and $224 million on research and development during the fiscal years ended September 30, 2005, 2004 and 2003, respectively.

Intellectual Property and Licenses

            BD owns significant intellectual property, including patents, patent applications, technology, trade secrets, know-how, copyrights and trademarks in the United States and other countries. BD is also licensed under domestic and foreign patents, patent applications, technology, trade secrets, know-how, copyrights and trademarks owned by others. In the aggregate, these intellectual property assets and licenses are of material importance to BD’s business. BD believes, however, that no single patent, technology, trademark, intellectual property asset or license is material in relation to BD’s business as a whole.

Competition

            BD operates in the increasingly complex and challenging medical technology marketplace whose dynamics are changing. Technological advances and scientific discoveries have accelerated the pace of change in medical technology, and regulation of increasingly more sophisticated and complex medical products is increasing. Companies of varying sizes compete in the global medical technology field. Some are more specialized than BD with respect to particular markets, and some have greater financial resources than BD. New companies have entered the field, particularly in the areas of safety-engineered devices and in life sciences, and established companies have diversified their business activities into the medical technology area. Other firms engaged in the distribution of medical technology products have become manufacturers of medical devices and instruments as well. Acquisitions and collaborations by and among other companies seeking a competitive advantage also affect the competitive environment.

            BD competes in this evolving marketplace on the basis of many factors, including price, quality, innovation, service, reputation, distribution and promotion. The impact of these factors on BD’s competitive position varies among BD’s various product offerings. In order to implement one of its core strategies—to increase revenue growth by focusing on products that deliver greater benefits to patients, healthcare workers and researchers—and maintain an advantage in the competitive environment in which it operates, BD continues to make investments in research and development, quality management, quality improvement, product innovation and productivity improvement.

Third-Party Reimbursement

            Healthcare providers and/or facilities are generally reimbursed for their services through numerous payment systems designed by governmental agencies (e.g., Medicare and Medicaid in the U.S., NHS in the U.K., MHLW in Japan), private insurance companies, and managed care programs. The manner and level of reimbursement in any given case typically depends on the procedure(s) performed, the final patient diagnosis or the device(s) and/or drug(s) utilized, or a combination of these factors, and coverage and payment levels are determined at the payer’s discretion. The coverage policies and reimbursement levels of third-party payers may impact the decisions of healthcare providers and facilities regarding which medical products they purchase and the prices they are willing to pay for those products. Thus, changes in reimbursement level or method may either positively or negatively impact sales of BD products. While BD is actively engaged in promoting the value of its products for payers and patients and it employs various efforts and resources to identify and address reimbursement issues and minimize negative outcomes in this regard, it has no control over payer decision-making with respect to coverage and adequate payment level for BD products. Additionally, many payers continue to explore cost containment strategies that could potentially impact coverage and/or payment levels for current or future products.

            As BD’s product offerings are diverse across many healthcare settings, they are affected to varying degrees by the many payment systems. Therefore, BD does not believe that significant changes to any one of these systems, while potentially impacting individual product lines or classes, would have a material adverse effect on BD.

Regulation

            BD’s medical technology products and operations are subject to regulation by the U.S. Food and Drug Administration (“FDA”) and various other federal and state agencies, as well as by foreign governmental agencies. These agencies enforce laws and regulations that govern the development, testing, manufacturing, labeling, advertising, marketing and distribution, and market surveillance of BD’s medical products. The scope of the activities of these agencies, particularly in the Europe, Japan and Asia Pacific regions in which BD operates, has been increasing.

            Prior to marketing or selling most of its products, BD must secure approval from the FDA and counterpart non-U.S. regulatory agencies. Following the introduction of a product, these agencies engage in periodic reviews of BD’s manufacturing processes and product performance. These regulatory controls can affect the time and cost associated with the development, introduction and continued availability of new products. Where possible, BD anticipates these factors in its product development and planning processes.

            These agencies possess the authority to take various administrative and legal actions against BD, such as product recalls, product seizures and other civil and criminal sanctions. BD also undertakes voluntary compliance actions such as voluntary recalls.

            BD believes it is in compliance in all material respects with the regulations promulgated by such agencies, and that such compliance has not had, and, BD believes, should not have, a material adverse effect on BD. BD also believes that its operations comply in all material respects with applicable environmental laws and regulations. Such compliance has not had, and, BD believes, should not have, a material adverse effect on BD. See Item 3. Legal Proceedings.

Employees

            As of September 30, 2005, BD had 25,571 employees, of whom 11,624 were employed in the United States (including Puerto Rico). BD believes that its employee relations are satisfactory.

Other Matters

            Becton Dickinson France, S.A. (“BD-France”), a subsidiary of Becton, Dickinson and Company (“BD”), was listed among approximately 2,200 other companies in an October 27, 2005 report of the Independent Inquiry Committee (“IIC”) of the United Nations (“UN”) as having been involved in humanitarian contracts in which unauthorized payments were suspected of having been made to the Iraqi Government in connection with the UN’s Oil-for-Food Programme. In connection with the IIC’s report, Becton Dickinson AG, a Swiss subsidiary of BD, received a letter of inquiry from the Vendor Review Committee (“VRC”) of the United Nations Procurement Service dated November 22, 2005. The letter of inquiry said that VRC is reviewing Becton Dickinson AG’s registration status in light of BD-France being listed in the IIC’s report and asked us for any information we might provide relating to the findings of the report. We have responded to the VRC’s letter of inquiry and are cooperating fully with the UN in connection with this matter.

Available Information

            BD maintains a website at www.bd.com. BD makes available its Annual Reports on Form 10-K, its Quarterly Reports on Form 10-Q, and its Current Reports on Form 8-K (and amendments to those reports) as soon as reasonably practicable after those reports are electronically filed with or furnished to the Securities and Exchange Commission (“SEC”). These filings may be found at www.bd.com/investors. Printed copies of the foregoing documents may also be obtained, without charge, by contacting: Investor Relations, Becton, Dickinson and Company, 1 Becton Drive, Franklin Lakes, New Jersey 07417-1880, phone: 1-800-284-6845.

CAUTIONARY STATEMENT PURSUANT TO PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995—“SAFE HARBOR” FOR FORWARD-LOOKING STATEMENTS

            The Private Securities Litigation Reform Act of 1995 (the “Act”) provides a safe harbor for forward-looking statements made by or on behalf of BD. BD and its representatives may from time to time make certain forward-looking statements in publicly released materials, both written and oral, including statements contained in this report and filings with the SEC and in our other reports to shareholders. Forward-looking statements may be identified by the use of words like “plan,” “expect,” “believe,” “intend,” “will,” “anticipate,” “estimate” and other words of similar meaning in conjunction with, among other things, discussions of future operations and financial performance, as well as our strategy for growth, product development, regulatory approvals, market position and expenditures. All statements that address operating performance or events or developments that we expect or anticipate will occur in the future—including statements relating to volume growth, sales and earnings per share growth and statements expressing views about future operating results—are forward-looking statements within the meaning of the Act.

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

            The following are some important factors that could cause our actual results to differ from our expectations in any forward-looking statements:

•	Regional, national and foreign economic factors, including inflation and fluctuations in interest rates and foreign currency exchange rates and the potential effect of such fluctuations on revenues, expenses and resulting margins.

•	We operate in a highly competitive environment. New product introductions by our current or future competitors could adversely affect our ability to compete in the global market. Patents attained by competitors, particularly as patents on our products expire, may also adversely impact our competitive position. While we believe our opportunities for sustained, profitable growth are considerable, actions of competitors could impact our revenue growth and earnings.

•	Recently, it has been reported that an FDA advisory panel has recommended approval by the FDA of a new inhaled form of insulin, which, if approved, could adversely impact sales of our insulin injection devices. However, we believe that any impact would be mitigated by certain factors, including the convenience and efficacy of insulin injections, the high degree of satisfaction with insulin needles by patients who inject insulin, and our expectation that many insulin injectors would need to continue to inject at least once per day to control their blood sugar levels, even when inhaled insulin is used.

•	Changes in domestic and foreign healthcare industry practices and regulations resulting in increased pricing pressures, including the continued consolidation among healthcare providers; trends toward managed care and healthcare cost containment; and government laws and regulations relating to sales and promotion, reimbursement and pricing generally.

•	The effects, if any, of governmental and media activities relating to U.S. Congressional hearings regarding the business practices of group purchasing organizations, which negotiate product prices on behalf of their member hospitals with BD and other suppliers.

•	Fluctuations in the cost and availability of raw materials and the ability to maintain favorable supplier arrangements and relationships (particularly with respect to sole-source suppliers) and the potential adverse effects of any disruption in the availability of such raw materials.

•	Our ability to obtain the anticipated benefits of restructuring programs that we may undertake.

•	Adoption of or changes in government laws and regulations affecting domestic and foreign operations, including those relating to trade, monetary and fiscal policies, taxation, environmental matters, sales practices, price controls, licensing and regulatory approval of new products, or changes in enforcement practices with respect to any such laws and regulations.

•	Fluctuations in U.S. and international governmental funding and policies for life science research.

•	Difficulties inherent in product development, including the potential inability to successfully continue technological innovation, complete clinical trials, obtain regulatory approvals in the United States and abroad, or gain and maintain market approval of products, as well as the possibility of encountering infringement claims by competitors with respect to patent or other intellectual property rights, all of which can preclude or delay commercialization of a product.

•	Pending and potential litigation or other proceedings adverse to BD, including antitrust claims, product liability claims, and patent infringement claims, as well as other risks and uncertainties detailed from time to time in our SEC filings.

•	The effects, if any, of adverse media exposure or other publicity regarding BD’s business or operations.

•	Our ability to achieve earnings forecasts, which are generated based on projected volumes and sales of many product types, some of which are more profitable than others. There can be no assurance that we will achieve the projected level or mix of product sales.

•	The effect of market fluctuations on the value of assets in BD’s pension plans and the possibility that BD may need to make additional contributions to the plans as a result of any decline in the value of such assets.

•	Our ability to effect infrastructure enhancements and incorporate new systems technologies into our operations.

•	Product efficacy or safety concerns resulting in product recalls, regulatory action on the part of the FDA (or foreign counterparts) or declining sales.

•	Economic and political conditions in international markets, including civil unrest, governmental changes and restrictions on the ability to transfer capital across borders.

•	The effects of natural disasters, including hurricanes or pandemic diseases, on our ability to manufacture our products, particularly where production of a product line is concentrated in one or more plants, or on our ability to source components from suppliers that are needed for such manufacturing.

•	Our ability to penetrate developing and emerging markets, which also depends on economic and political conditions, and how well we are able to acquire or form strategic business alliances with local companies and make necessary infrastructure enhancements to production facilities, distribution networks, sales equipment and technology.

•	The impact of business combinations, including acquisitions and divestitures, both internally for BD and externally in the healthcare industry.

•	Issuance of new or revised accounting standards by the Financial Accounting Standards Board or the SEC.

The foregoing list sets forth many, but not all, of the factors that could impact our ability to achieve results described in any forward-looking statements. Investors should understand that it is not possible to predict or identify all such factors and should not consider this list to be a complete statement of all potential risks and uncertainties.

Item 2. Properties.

            BD’s executive offices are located in Franklin Lakes, New Jersey. As of November 30, 2005, BD owned and leased approximately 13,835,000 square feet of manufacturing, warehousing, administrative and research facilities throughout the world. The U.S. facilities, including Puerto Rico, comprise approximately 5,895,000 square feet of owned and 1,987,000 square feet of leased space. The international facilities comprise approximately 3,723,000 square feet of owned and 2,230,000 square feet of leased space. Sales offices and distribution centers included in the total square footage are also located throughout the world.

            Operations in each of BD’s business segments are conducted at both U.S. and international locations. Particularly in the international marketplace, facilities often serve more than one business segment and are used for multiple purposes, such as administrative/sales, manufacturing and/or warehousing/distribution. BD generally seeks to own its manufacturing facilities, although some are leased. Most of BD’s administrative, sales and warehousing/distribution facilities are leased.

            BD believes that its facilities are of good construction and in good physical condition, are suitable and adequate for the operations conducted at those facilities, and are, with minor exceptions, fully utilized and operating at normal capacity.

            The U.S. facilities include facilities in Arizona, California, Colorado, Connecticut, Georgia, Illinois, Indiana, Maryland, Massachusetts, Michigan, Missouri, Nebraska, New Jersey, New York, North Carolina, South Carolina, Tennessee, Texas, Utah, Washington, DC, Wisconsin and Puerto Rico.

            The international facilities are grouped as follows:

—Canada includes approximately 123,000 square feet of leased space.

—Europe and Eastern Europe, Middle East and Africa include facilities in Austria, Belgium, Denmark, Egypt, England, Finland, France, Germany, Greece, Hungary, Ireland, Italy, Kenya, the Netherlands, Poland, Russia, South Africa, Spain, Sweden, Switzerland, Turkey and the United Arab Emirates, and are comprised of approximately 1,843,000 square feet of owned and 1,071,000 square feet of leased space.

—Latin America includes facilities in Argentina, Brazil, Chile, Colombia, Guatemala, Mexico, Peru, Uruguay and Venezuela, and is comprised of approximately 776,000 square feet of owned and 716,000 square feet of leased space.

—Asia Pacific includes facilities in Australia, China, Hong Kong, India, Indonesia, Japan, Malaysia, New Zealand, Pakistan, the Philippines, Singapore, South Korea, Taiwan, Thailand and Vietnam, and is comprised of approximately 1,104,000 square feet of owned and 320,000 square feet of leased space.

The following table summarizes property information by business segment:

Category	Corporate	Biosciences	Diagnostics	Medical	Mixed(A)	Total

Leased
Sites	3	13	3	90	23	132
Square feet	15,000	283,000	32,000	1,823,000	2,064,000	4,217,000
Manufacturing square Footage	0	15,000	0	335,000	0	350,000
Manufacturing sites	0	2	0	6	0	8
Owned
Sites	2	4	12	24	6	48
Square feet	446,000	613,000	2,257,000	5,056,000	1,246,000	9,618,000
Manufacturing square Footage	0	265,000	1,292,000	3,092,000	252,000	4,901,000
Manufacturing sites	0	4	12	24	2	42
Total
Sites	5	17	15	114	29	180
Square feet	461,000	896,000	2,289,000	6,879,000	3,310,000	13,835,000
Manufacturing square Footage	0	280,000	1,292,000	3,427,000	252,000	5,251,000
Manufacturing sites	0	6	12	30	2	50

____________________

(A) Facilities used by all business segments.

Item 3. Legal Proceedings.

            In 1986, BD acquired a business that manufactured, among other things, latex surgical gloves. In 1995, BD divested this glove business. BD, along with a number of other manufacturers, has been named as a defendant in approximately 524 product liability lawsuits related to natural rubber latex that have been filed in various state and Federal courts. Cases pending in Federal court are being coordinated under the matter In re Latex Gloves Products Liability Litigation (MDL Docket No. 1148) in Philadelphia, and analogous procedures have been implemented in the state courts of California, Pennsylvania, New Jersey and New York. Generally, these actions allege that medical personnel have suffered allergic reactions ranging from skin irritation to anaphylaxis as a result of exposure to medical gloves containing natural rubber latex. Since the inception of this litigation, 463 of these cases have been closed with no liability to BD (462 of which were closed with prejudice), and 45 cases have been settled for an aggregate de minimis amount.

        BD, along with another manufacturer and several medical product distributors, is named as a defendant in three product liability lawsuits relating to healthcare workers who allegedly sustained accidental needlesticks, but have not become infected with any disease. Generally, these actions allege that healthcare workers have sustained needlesticks using hollow-bore needle devices manufactured by BD and, as a result, require medical testing, counseling and/or treatment. In some cases, these actions additionally allege that the healthcare workers have sustained mental anguish. Plaintiffs seek money damages in all of these actions. BD had previously been named as a defendant in eight similar suits relating to healthcare workers who allegedly sustained accidental needlesticks, each of which has either been dismissed with prejudice or voluntarily withdrawn. Regarding the three pending suits:

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

        BD continues to oppose class action certification in these cases, including pursuing all appropriate rights of appeal.

        In Illinois, the matter of McCaster vs. Becton Dickinson (Case No. 04L 012544) was settled on July 5, 2005 for an amount that is not material to BD’s results of operations, financial condition or cash flows. This case was originally filed as a purported class action needlestick case in the Circuit Court of Cook County and had been refiled in November 2004 as an individual personal injury case.

        A purported class action suit was brought against BD under the caption Danielle Cardozo, by her litigation guardian Darlene Cardozo v. Becton, Dickinson and Company (Civil Action No. S83059, Supreme Court, British Columbia) on November 6, 2003. The suit alleged personal injury to persons in British Columbia who received test results generated by the BD ProbeTec ET instrument, and sought money damages. BD has reached a settlement in this case for an amount that is not material to BD’s results of operations, financial condition or cash flows.

        BD has insurance policies in place, and believes that a substantial portion of potential liability, if any, in the latex and class action matters would be covered by insurance. In order to protect our rights to additional coverage, BD filed an action for declaratory judgment under the caption Becton Dickinson and Company vs. Adriatic Insurance Company et al. (Docket No. MID-L-3649-99MT, Middlesex County Superior Court) in New Jersey state court. BD has withdrawn this action, with the right to refile, so that settlement discussions with the insurance companies may proceed.

        On August 3, 2004, BD was served with an administrative subpoena issued by the United States Attorney’s Office in Dallas, Texas (the “U.S. Attorney”) in connection with an investigation the U.S. Attorney is conducting of transactions between another company and certain of its suppliers, including BD. BD has fully responded to the subpoena. BD believes that its transactions with the other company have fully complied with the law and that BD is not currently a target of the investigation.

        On August 8, 2005, BD received a subpoena issued by the Attorney General of the State of Connecticut, which seeks documents and information relating to BD’s participation as a member of Healthcare Research & Development Institute, LLC. (“HRDI”), a healthcare trade organization (an independent member of BD’s board of directors, Gary Mecklenburg, also serves as the non-executive chairman of HRDI). The subpoena indicates that it was issued as part of an investigation into possible violations of the antitrust laws. BD believes that its participation in HRDI complies fully with the law and has no additional information regarding the investigation at this time. BD is responding to the subpoena.

        BD is named as a defendant in five purported class action suits brought on behalf of direct purchasers of BD’s products, such as distributors, alleging that BD violated federal antitrust laws, resulting in the charging of higher prices for BD’s products to the plaintiff and other purported class members. The cases filed are as follows: Louisiana Wholesale Drug Company, Inc., et. al. vs. Becton Dickinson and Company (Civil Action No. 05-1602, U.S. District Court, Newark, New Jersey) filed on March 25, 2005; SAJ Distributors, Inc. et. al. vs. Becton Dickinson & Co. (Case 2:05-CV-04763-JD, United States District Court, Eastern District of Pennsylvania), filed on September 6, 2005; Dik Drug Company, et. al. vs. Becton, Dickinson and Company (Case No. 2:05-CV-04465, U.S. District Court, Newark, New Jersey) filed on September 12, 2005; American Sales Company, Inc. et. al. vs. Becton, Dickinson & Co. (Case No. 2:05-CV-05212-CRM, U.S. District Court, Eastern District of Pennsylvania), filed on October 3, 2005; and Park Surgical Co. Inc. et. al. vs. Becton, Dickinson and Company (Case 2:05-cv-05678-CMR,

United States District Court, Eastern District of Pennsylvania), filed on October 26, 2005. The actions brought by Louisiana Wholesale Drug Company and Dik Drug Company in New Jersey have been consolidated under the caption “In re Hypodermic Products Antitrust Litigation.” On June 7, 2005, Jabo’s Pharmacy, Inc. filed a purported class action lawsuit against BD under the caption Jabo’s Pharmacy, Inc., et. al. v. Becton Dickinson & Company (Case No. 2:05-CV-00162, United States District Court, Greenville, Tennessee) seeking monetary damages. The complaint alleges that BD violated federal and various state antitrust laws, resulting in the charging of higher prices for BD’s products to plaintiff and other purported class members. Unlike the complaints described above, which were brought on behalf of direct purchasers of BD’s products, the Jabo’s Pharmacy complaint is brought on behalf of indirect purchasers of BD’s products. The plaintiffs in each of these cases seek monetary damages. BD has made a motion before the Judicial Panel on Multidistrict Litigation to transfer all of the above actions for coordinated or consolidated pre-trial proceedings. The panel heard BD's motion on November 17, 2005, but has not yet issued a decision.

        On August 31, 2005, Daniels Sharpsmart filed suit against BD, another manufacturer and three group purchasing organizations under the caption Daniels Sharpsmart, Inc. v. Tyco International, (US) Inc., et. al. (Civil Action No. 505CV169, United States District Court, Eastern District of Texas). The plaintiff alleges, among other things, that BD and the other defendants conspired to exclude the plaintiff from the sharps-collection market by entering into long-term contracts in violation of federal and state antitrust laws, and seeks monetary damages.

        BD was a defendant in the matter of Dynovation Medical, Inc. et al v. Becton Dickinson and Company (Civil Action No. 505CV73, U.S. District Court, Eastern District of Texas). The plaintiffs in the suit had alleged, among other things, that BD materially breached its license agreement with Dynovation relating to BD’s Insyte Autoguard IV catheter product, and that BD’s safety blood collection sets infringed certain Dynovation patents. This suit was concluded in September 2005 resulting in BD receiving a fully-paid up patent license from Dynovation.

        On May 28, 2004, Therasense, Inc. (“Therasense”) filed suit against BD in the U.S. District Court for the Northern District of California (Case Number: C 04-02123 WDB) asserting that BD’s blood glucose monitoring products infringe certain Therasense patents. On August 10, 2004, in response to a motion filed by Therasense in the U.S. District Court for the District of Massachusetts, the court transferred to the court in California an action previously filed by BD against Therasense requesting a declaratory judgment that BD’s products do not infringe the Therasense patents and that the Therasense patents are invalid.

        BD believes that it has meritorious defenses to each of the above-mentioned suits pending against BD and is engaged in a vigorous defense of each of these matters.

        BD is also involved both as a plaintiff and as a defendant in other legal proceedings and claims that arise in the ordinary course of business.

        BD is a party to a number of federal proceedings in the United States brought under the Comprehensive Environment Response, Compensation and Liability Act, also known as “Superfund,” and similar state laws. For all sites, there are other potentially responsible parties that may be jointly or severally liable to pay all cleanup costs.

        Given the uncertain nature of litigation generally, BD is not able in all cases to estimate the amount or range of loss that could result from an unfavorable outcome of the litigation to which BD is a party. In accordance with U.S. generally accepted accounting principles, BD establishes accruals to the extent probable future losses are estimable (in the case of environmental matters, without considering possible third-party recoveries). In view of the uncertainties discussed above, BD could incur charges in excess of any currently established accruals and, to the extent available, excess liability insurance. In the opinion of management, any such future charges, individually or in the aggregate, could have a material adverse effect on BD’s consolidated results of operations and consolidated cash flows in the period or periods in which they are recorded or paid.

Item 4. Submission of Matters to a Vote of Security Holders.

            None.

Executive Officers of the Registrant

            The following is a list of the executive officers of BD, their ages and all positions and offices held by each of them during the past five years. There is no family relationship between any executive officer or director of BD.

Name	Age	Position

Edward J. Ludwig	54	Director since 1999; Chairman, President and Chief Executive Officer since February 2002; and, prior thereto, President and Chief Executive Officer from January 2000 to February 2002.

Donna M. Boles	52	Vice President—Human Resources since June 2005; Vice President, Human Resources, BD Medical from April 2001 to May 2005; Vice President, Human Resources, BD Diagnostic Systems from January 2001 to April 2001; and, prior thereto, Director, North American Human Resources, BD Microbiology Systems, BD Biosciences and BD Diagnostic Systems from January 1998 to December 2000.

Gary M. Cohen	46	President—BD Medical.

John R. Considine	55	Executive Vice President and Chief Financial Officer.

Vincent A. Forlenza	52	President—BD Biosciences since March 2003; and, prior thereto, Senior Vice President—Technology, Strategy and Development from February 1999 to March 2003.

William A. Kozy	53	President—BD Diagnostics since November 2003; President—BD Clinical Laboratory Solutions and Company Operations from May 2002 to November 2003; and, prior thereto, Senior Vice President—Company Operations from November 2000 to May 2002.

Jeffrey S. Sherman	50	Vice President and General Counsel since January 2004; Vice President and Associate General Counsel of Wyeth from July 2001 to December 2003; and, prior thereto, in various capacities in the Wyeth Law Department.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

            BD’s common stock is listed on the New York Stock Exchange. As of November 30, 2005, there were approximately 9,366 shareholders of record. Additional information required by this item appears under the caption “Common Stock Prices and Dividends” on page 64 of Exhibit 13, and is incorporated herein by reference.

Issuer Repurchases of Equity Securities

            The table below sets forth certain information regarding BD’s purchases of its common stock during the fiscal quarter ended September 30, 2005.

For the Three Months Ended September 30, 2005	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs
July 1–31, 2005	204,080	$55.35	200,000	6,743,614
August 1–31, 2005	1,644,066	$54.17	1,642,000	5,101,614
September 1–30, 2005	757,075	$53.85	756,700	4,344,914
Total	2,605,221	$54.17	2,598,700	4,344,914
______________
(1)

Includes 5,068 shares purchased during the quarter in open market transactions by the trustee under the Deferred Compensation Plan and the 1996 Directors’ Deferral Plan, and 1,453 shares delivered to BD in connection with stock option exercises.

(2)

These repurchases were made pursuant to a repurchase program for 10 million shares announced on November 23, 2004 (the “2004 Program”). There is no expiration date for the 2004 Program. On November 22, 2005, the Board of Directors of BD authorized an additional repurchase program for 10 million shares.

Item 6. Selected Financial Data.

            The information required by this item is included under the caption “Ten-Year Summary of Selected Financial Data” on pages 18-19 of Exhibit 13 and is incorporated herein by reference.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

            The information required by this item is included in the text contained under the caption “Financial Review” on pages 20-32 of Exhibit 13 and is incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

            The information required by this item is included in the text contained under the caption “Financial Instrument Market Risk” on page 24 of, and in Notes 1 and 9 to the consolidated financial statements contained in, Exhibit 13, and each is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data.

            The information required by this item is included on page 18 herein and on pages 33-63 of Exhibit 13 and is incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

            None.

Item 9A. Controls and Procedures.

            An evaluation was conducted by BD’s management, with the participation of BD's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of BD’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of September 30, 2005. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were, as of the end of the period covered by this report, effective and designed to ensure that material information relating to BD and its consolidated subsidiaries would be made known to them by others within these entities. There were no changes in BD's internal control over financial reporting during the fiscal quarter ended September 30, 2005 identified in connection with the above-referenced evaluations that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting.

             Management’s Report on Internal Control Over Financial Reporting and the Report of Independent Registered Public Accounting Firm on pages 33 and 35, respectively, of Exhibit 13 are incorporated herein by reference.

Item 9B. Other Information.

            Not Applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant.

            The information relating to directors and the Audit Committee of the BD Board of Directors required by this item will be contained under the captions “Board of Directors—Committee Membership and Function—Audit Committee” and Proposal 1. “Election of Directors” in a definitive Proxy Statement involving the election of directors, which the registrant will file with the SEC not later than 120 days after September 30, 2005 (the “Proxy Statement”), and such information is incorporated herein by reference.

            The information relating to executive officers required by this item is included herein in Part I under the caption “Executive Officers of the Registrant.”

            Certain other information required by this item will be contained under the captions “Section 16(a) Beneficial Ownership Reporting Compliance” and “Report of the Corporate Governance and Nominating Committee—Significant Governance Practices—Business Conduct and Compliance Guide” in BD’s Proxy Statement, and such information is incorporated herein by reference.

Item 11. Executive Compensation.

            The information required by this item will be contained under the captions “Board of Directors—Non-Management Directors’ Compensation” and “Compensation of Named Executives” in BD’s Proxy Statement, and such information is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

            The information required by this item will be contained under the captions “Equity Compensation Plan Information” and “Ownership of BD Common Stock” in BD’s Proxy Statement, and such information is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions.

            The information required by this item will be contained under the caption “Board of Directors—Certain Relationships and Related Transactions” in BD’s Proxy Statement, and such information is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

            The information required by this item will be contained under the caption “Proposal 2. Ratification of Selection of Independent Registered Public Accounting Firm” in BD’s Proxy Statement, and such information is incorporated herein by reference.

            BD’s independent registered public accounting firm, Ernst & Young LLP (“E&Y”), has notified the Audit Committee of the BD Board of Directors that E&Y performed certain non-audit services for BD in New Zealand that were inconsistent with standards for auditor independence under applicable auditor rules. Specifically, E&Y disclosed to the Audit Committee that, between 1996 and 2005, an affiliate of E&Y had acted as the company secretary and registered office for a local BD subsidiary. Fees were paid to the E&Y affiliate for tax compliance services, but no separate amounts were identified as applying to the corporate secretarial and registered office services. The Audit Committee has had discussions with E&Y regarding E&Y’s independence in light of these activities. E&Y advised the Audit Committee of its conclusion that E&Y’s independence is not impaired as to BD as a result of these activities, based upon, among other things, the ministerial nature of the services performed and the fact that no fees were specifically paid for these services. Although E&Y’s review of its non-audit services is ongoing, BD is not aware of the performance by E&Y of any other non-audit services performed by E&Y that were inconsistent with standards for auditor independence under applicable auditor rules, other than as previously disclosed. In November 2005, E&Y issued its letter to BD pursuant to Rule 3600T of the Public Company Accounting Oversight Board (“PCAOB”), in which it reported that it is independent under applicable SEC and PCAOB standards.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a) Financial Statements

            The following consolidated financial statements of BD included in Exhibit 13 at the pages indicated in parentheses, are incorporated by reference in Item 8 of this report:

•	Reports of Independent Registered Public Accounting Firm (pages 34-35)

•	Consolidated Statements of Income—Years ended September 30, 2005, 2004 and 2003 (page 37)

•	Consolidated Statements of Comprehensive Income—Years ended September 30, 2005, 2004 and 2003 (page 37)

•	Consolidated Balance Sheets—September 30, 2005 and 2004 (page 38)

•	Consolidated Statements of Cash Flows—Years ended September 30, 2005, 2004 and 2003 (page 39)

•	Notes to Consolidated Financial Statements (pages 40-62)

(b) Financial Statement Schedules

            The following consolidated financial statement schedule of BD is included herein at the page indicated in parentheses:

                       Schedule II—Valuation and Qualifying Accounts (page 18)

            All other schedules for which provision is made in the applicable accounting regulations of the Securities Exchange Act of 1934 are not required under the related instructions or are inapplicable, and therefore have been omitted.

(c) Exhibits

            See the Exhibit Index on page 19 hereof for a list of all management contracts, compensatory plans and arrangements required by this item (Exhibit Nos. 10(a)(i) through 10(s)), and all other Exhibits filed or incorporated by reference as a part of this report.

SIGNATURES

            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BECTON, DICKINSON AND COMPANY

By:	/s/ DEAN J. PARANICAS
Dean J. Paranicas Vice President, Corporate Secretary and Public Policy

Dated: December 9, 2005

            Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on the 9th day of December, 2005 by the following persons on behalf of the registrant and in the capacities indicated.

Name	Capacity

/s/ EDWARD J. LUDWIG	Chairman, President and Chief Executive Officer (Principal Executive Officer)
(Edward J. Ludwig)

/s/ JOHN R. CONSIDINE	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
(John R. Considine)

/s/ WILLIAM A. TOZZI	Vice President and Controller (Principal Accounting Officer)
(William A. Tozzi)

/s/ BASIL L. ANDERSON	Director
(Basil L. Anderson)

/s/ HENRY P. BECTON, JR.	Director
(Henry P. Becton, Jr.)

/s/ EDWARD F. DEGRAAN	Director
(Edward F. DeGraan)

/s/ GARY A. MECKLENBURG	Director
(Gary A. Mecklenburg)

/s/ JAMES F. ORR	Director
(James F. Orr)

Name	Capacity

/s/ WILLARD J. OVERLOCK, JR.	Director
(Willard J. Overlock, Jr.)

/s/ JAMES E. PERRELLA	Director
(James E. Perrella)

/s/ BERTRAM L. SCOTT	Director
(Bertram L. Scott)

/s/ ALFRED SOMMER	Director
(Alfred Sommer)

/s/ MARGARETHA AF UGGLAS	Director
(Margaretha af Ugglas)

SCHEDULE II

BECTON, DICKINSON AND COMPANY

VALUATION AND QUALIFYING ACCOUNTS
Years Ended September 30, 2005, 2004 and 2003
(Thousands of dollars)

	Col. A	Col. B	Col. C	Col. D	Col. E
	Description	Balance at Beginning of Period	Additions Charged To Costs and Expenses	Deductions	Balance at End of Period
2005
	Against trade receivables:
	For doubtful accounts	$37,409	$2,627	$6,652	(A)	$33,384
	For cash discounts	14,952	24,205	24,932		14,225
	Total	$52,361	$26,832	$31,584		$47,609
2004
	Against trade receivables:
	For doubtful accounts	$32,672	$4,863	$126	(A)	$37,409
	For cash discounts	14,321	22,978	22,347		14,952
	Total	$46,993	$27,841	$22,473		$52,361
2003
	Against trade receivables:
	For doubtful accounts	$27,300	$8,246	$2,874	(A)	$32,672
	For cash discounts	10,508	27,273	23,460		14,321
	Total	$37,808	$35,519	$26,334		$46,993

______________
(A)	Accounts written off.

EXHIBIT INDEX

Exhibit Number	Description	Method of Filing

3(a)(i)	Restated Certificate of Incorporation, as amended January 22, 1990	Incorporated by reference to Exhibit 3(a) to the registrant’s Annual Report on Form 10-K for fiscal year ended September 30, 1990

3(a)(ii)	Amendment to the Restated Certificate of Incorporation, as of August 5, 1996	Incorporated by reference to Exhibit 3(a) to the registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 1996

3(a)(iii)	Amendment to the Restated Certificate of Incorporation, as of August 10, 1998	Incorporated by reference to Exhibit 3(b) to the registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 1998

3(b)	By-Laws, as amended and restated as of November 22, 2005	Incorporated by reference to Exhibit C to the registrant’s Current Report on Form 8-K dated November 21, 2005

4(a)	Indenture, dated as of December 1, 1982 between the registrant and Manufacturers Hanover Trust Company(now JPMorgan Chase Bank)	Incorporated by reference to Exhibit 4 to Registration Statement No. 2-80707 on Form S-3 filed by the registrant

4(b)	First Supplemental Indenture, dated as of May 15, 1986, between the registrant and Manufacturers Hanover Trust Company (now JPMorgan Chase Bank)	Incorporated by reference to Exhibit 4(b) to Registration Statement No. 33-5663 on Form S-3 filed by the registrant

4(c)	Second Supplemental Indenture, dated as of January 10, 1995, between the registrant and Manufacturers Hanover Trust Company (now JPMorgan Chase Bank)	Incorporated by reference to Exhibit 4 to Registration Statement No. 2-80707 on Form S-3 filed by the registrant

4(d)	Indenture, dated as of March 1, 1997, between the registrant and The Chase Manhattan Bank (now JPMorgan Chase Bank)	Incorporated by reference to Exhibit 4(a) to Form 8-K filed by the registrant on July 31, 1997 (the registrant hereby agrees to furnish to the Commission upon request a copy of any other instruments which define the rights of holders on long-term debt of the registrant)

4(e)(i)	Rights Agreement, dated November 28, 1995, as amended and restated as of March 28, 2000, between the registrant and EquiServe Trust Company, N.A., which includes as Exhibit A thereto, the Form of Rights Certificate, and as Exhibit B thereto, the Summary of Rights to Purchase Preferred Stock (the “Amended and Restated Rights Agreement”)	Incorporated by reference to Exhibit 4(e)(i) to the registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2000

4(e)(ii)	Amendment No. 1 to the Amended and Restated Rights Agreement, dated as of April 24, 2000	Incorporated by reference to Exhibit 4(e)(ii) to the registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2000

Exhibit Number	Description	Method of Filing

10(a)(i)	Form of Employment Agreement with executive officers relating to employment following a change of control of the registrant	Incorporated by reference to Exhibit 10 (b)(i) to the registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2000

10(a)(ii)	Form of Employment Agreement with corporate officers (other than executive officers) relating to employment following a change of control of the registrant	Incorporated by reference to Exhibit 10(b)(ii) to the registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2000

10(a)(iii)	Form of Employment Agreement, effective January 1, 2006, with executive officers relating to employment following a change of control of the registrant	Filed with this report

10(a)(iv)	Form of Employment Agreement, effective January 1, 2006, with corporate officers (other than executive officers) relating to employment following a change of control of the registrant	Filed with this report

10(b)	Stock Award Plan, as amended and restated as of May 25, 2004	Incorporated by refence to Exhibit 10(c) to the registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2004

10(c)	Performance Incentive Plan, as amended and restated November 23, 2004	Incorporated by reference to Exhibit 10(c) to the registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 2004

10(d)(i)	Deferred Compensation Plan, as amended and restated as of March 22, 2004	Incorporated by reference to Exhibit 10(b) to the registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2004

10(d)(ii)	Amendments dated November 22, 2005 to the Deferred Compensation Plan	Filed with this report

10(e)	1996 Directors’ Deferral Plan, as amended as of May 25, 2004	Incorporated by reference to Exhibit 10(a) of the registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2004

10(f)(i)	1990 Stock Option Plan, as amended and restated February 8, 1994	Incorporated by reference to Exhibit 10(i) to the registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 1994

10(f)(ii)	Amendment dated as of April 24, 2000 to the 1990 Stock Option Plan, as amended and restated February 8, 1994	Incorporated by reference to Exhibit 10(h) to the registrant’s Quarterly Report on Form 10-K for the period ended June 30, 2000

10(g)(i)	Retirement Benefit Restoration Plan, as amended and restated as of November 27, 2000	Incorporated by reference to Exhibit 10(i)(i) to the registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2000

10(g)(ii)	Amendment to the Retirement Benefit Restoration Plan dated October 16, 2001	Incorporated by reference to Exhibit 10(i)(ii) to the registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2001

10(g)(iii)	Employee Participation Agreement dated November 27, 2000 between the registrant and John R. Considine	Incorporated by reference to Exhibit 10(i)(iii) to the registrant’s Annual Report on Form 10-K for the period ended September 30, 2000

10(g)(iv)	Agreement dated December 18, 2000 between the registrant and John R. Considine	Incorporated by reference to Exhibit 10(i)(iv) to the registrant’s Annual Report on Form 10-K for the period ended September 30, 2000

10(h)(i)	1994 Restricted Stock Plan for Non- Employee Directors	Incorporated by reference to Exhibit A to the registrant’s Proxy Statement dated January 5, 1994

Exhibit Number	Description	Method of Filing

10(h)(ii)	Amendment to the 1994 Restricted Stock Plan for Non-Employee Directors as of November 26, 1996	Incorporated by reference to Exhibit 10(j)(ii) to the registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 1996

10(i)(i)	1995 Stock Option Plan, as amended and restated January 27, 1998	Incorporated by reference to Exhibit 10(k) to the registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 1998

10(i)(ii)	Amendments dated as of April 24, 2000 to the 1995 Stock Option Plan, as amended and restated January 27, 1998	Incorporated by reference to Exhibit 10(k) to the registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2000

10(j)(i)	1998 Stock Option Plan	Incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q/A for the period ended March 31, 1998

10(j)(ii)	Amendments dated as of April 24, 2000 to the 1998 Stock Option Plan	Incorporated by reference to Exhibit 10(l) to the registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2000

10(k)	Australian, French and Spanish addenda to the Becton, Dickinson and Company Stock Option Plans	Incorporated by reference to Exhibit 10(m) to the registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 1998

10(l)	Indian addendum to the Becton, Dickinson and Company Stock Option Plans	Incorporated by reference to Exhibit 10(n) to registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 1999

10(m)	China and Japan addenda to Becton, Dickinson and Company Stock Option Plans	Incorporated by reference to Exhibit 10(n)(i) to registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2002

10(n)(i)	Non-Employee Directors 2000 Stock Option Plan	Incorporated by reference to Exhibit 10(o) to the registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2000

10(n)(ii)	Amendments dated as of April 24, 2000 to the Non-Employee Directors 2000 Stock Option Plan	Incorporated by reference to Exhibit 10(o) to the registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2000

10(o)	2002 Stock Option Plan	Incorporated by reference to Appendix A to the registrant’s Proxy Statement dated January 2, 2002

10(p)	2004 Employee and Director Equity-Based Compensation Plan, as amended and restated as of March 23, 2004	Incorporated by reference to Exhibit 10 to the registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2004

10(q)	Terms of Awards under 2004 Employee and Director Equity-Based Compensation Plan	Incorporated by reference to Exhibit A of the registrant’s Current Report on Form 8-K dated November 21, 2005

10(r)	Compensation of non-management members of the Board of Directors of Becton, Dickinson and Company	Incorporated by reference to Exhibit B of the registrant’s Current Report on Form 8-K dated November 21, 2005

10(s)	Aircraft Time Sharing Agreement between Becton, Dickinson and Company and Edward J. Ludwig dated as of December 7, 2005	Filed with this report

10(t)	Amended and Restated Five-Year Credit Agreement, dated as of August 13, 2004 among the registrant and the banks named therein	Incorporated by reference to Exhibit 10(d) of the registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2004

Exhibit Number	Description	Method of Filing

13	Portions of the registrant’s Annual Report to Shareholders for fiscal year 2005	Filed with this report

21	Subsidiaries of the registrant	Filed with this report

23	Consent of independent registered public accounting firm	Filed with this report

31	Certifications of Chief Executive Officer and Chief Financial Officer, pursuant to SEC Rule 13(a)-14(a)	Filed with this report

32	Certifications of Chief Executive Officer and Chief Financial Officer, pursuant to Section 1350 of Chapter 63 of Title 18 of the U.S. Code	Filed with this report

____________

            Copies of any Exhibits not accompanying this Form 10-K are available at a charge of 25 cents per page by contacting: Investor Relations, Becton, Dickinson and Company, 1 Becton Drive, Franklin Lakes, New Jersey 07417-1880, Phone: 1-800-284-6845.