Form 10-Q
period 2005-12-31
BECTON DICKINSON & CO
filed 2006-02-08
CIK 10795

FORM 10-Q
UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2005

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________________________ to ________

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

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

          Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act. (Check one):
          Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐

          Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

          Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Shares Outstanding as of December 31, 2005

Common stock, par value $1.00	247,336,480

BECTON, DICKINSON AND COMPANY
FORM 10-Q
For the quarterly period ended December 31, 2005

ITEM 1. FINANCIAL STATEMENTS
BECTON, DICKINSON AND COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
Thousands of Dollars

	December 31, 2005	September 30, 2005

	(Unaudited)
Assets

Current Assets:
Cash and equivalents	$1,168,973	$1,042,890
Short-term investments	88,375	86,808
Trade receivables, net	853,934	842,806
Inventories:
Materials	106,550	93,963
Work in process	144,246	139,772
Finished products	560,608	542,214

	811,404	775,949
Prepaid expenses, deferred taxes and other	223,779	226,861

Total Current Assets	3,146,465	2,975,314

Property, plant and equipment	4,341,029	4,305,129
Less allowances for depreciation and amortization	2,413,557	2,371,411

	1,927,472	1,933,718

Goodwill	471,121	470,049
Core and Developed Technology, Net	159,507	165,381
Other Intangibles, Net	101,292	101,558
Capitalized Software, Net	216,064	229,793
Other	208,835	196,156

Total Assets	$6,230,756	$6,071,969

Liabilities and Shareholders’ Equity

Current Liabilities:
Short-term debt	$405,652	$206,509
Payables and accrued expenses	1,146,584	1,092,866

Total Current Liabilities	1,552,236	1,299,375

Long-Term Debt	958,885	1,060,833

Long-Term Employee Benefit Obligations	185,196	301,933

Deferred Income Taxes and Other	129,039	125,876

Commitments and Contingencies

Shareholders’ Equity:
Common stock	332,662	332,662
Capital in excess of par value	687,536	615,846
Retained earnings	4,969,430	4,805,852
Deferred compensation	10,176	10,280
Common shares in treasury – at cost	(2,384,559)	(2,297,493)
Accumulated other comprehensive loss	(209,845)	(183,195)

Total Shareholders’ Equity	3,405,400	3,283,952

Total Liabilities and Shareholders’ Equity	$6,230,756	$6,071,969

See notes to condensed consolidated financial statements

BECTON, DICKINSON AND COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Thousands of Dollars, Except Per-share Data
(Unaudited)

	Three Months Ended December 31,

	2005	2004

Revenues	$1,414,061	$1,288,369

Cost of products sold	675,741	634,501
Selling and administrative	367,874	341,088
Research and development	69,325	62,083

Total Operating Costs and Expenses	1,112,940	1,037,672

Operating Income	301,121	250,697

Interest expense	(16,760)	(14,327)
Interest income	14,671	5,205
Other expense, net	(1,163)	(2,861)

Income From Continuing Operations Before Income Taxes	297,869	238,714

Income tax provision	80,009	44,316

Income From Continuing Operations	217,860	194,398

Income from Discontinued Operations, net	—	953

Net Income	$217,860	$195,351

Basic Earnings Per Share:
Income from Continuing Operations	$0.88	$0.77
Income from Discontinued Operations	$—	$—

Basic Earnings Per Share (A)	$0.88	$0.78

Diluted Earnings Per Share:
Income from Continuing Operations	$0.85	$0.74
Income from Discontinued Operations	$—	$—

Diluted Earnings Per Share (A)	$0.85	$0.75

Dividends Per Common Share	$0.215	$0.18

(A): Total per share amounts may not add due to rounding.

See notes to condensed consolidated financial statements

BECTON, DICKINSON AND COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Thousands of Dollars
(Unaudited)

	Three Months Ended December 31,

	2005	2004

Operating Activities

Net income	$217,860	$195,351
Income from discontinued operations, net	—	(953)

Income from continuing operations	217,860	194,398
Adjustments to income from continuing operations to derive net cash provided by operating activities:
Depreciation and amortization	99,688	94,686
Share-based compensation	34,643	11,590
Change in working capital	(62,176)	14,687
Pension obligation	(126,707)	(47,835)
Other, net	7,841	(3,234)

Net Cash Provided by Continuing Operating Activities	171,149	264,292

Investing Activities

Capital expenditures	(64,330)	(49,932)
Capitalized software	(3,568)	(5,042)
Purchases of investments, net	(7,668)	(18,254)
Other, net	(16,702)	(6,233)

Net Cash Used for Continuing Investing Activities	(92,268)	(79,461)

Financing Activities

Change in short-term debt	99,484	(44,953)
Payments of long-term debt	(99)	(357)
Repurchase of common stock	(100,547)	(112,460)
Issuance of common stock from treasury	38,493	58,643
Excess tax benefit from stock option exercises	9,876	14,514
Dividends paid	—	(251)

Net Cash Provided by (Used for) Continuing Financing Activities	47,207	(84,864)

Net Cash Used for Discontinued Operations	—	(1,517)

Effect of exchange rate changes on cash and equivalents	(5)	4,209

Net increase in cash and equivalents	126,083	102,659

Opening Cash and Equivalents	1,042,890	719,378

Closing Cash and Equivalents	$1,168,973	$822,037

See notes to condensed consolidated financial statements

BECTON, DICKINSON AND COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Dollar and Share Amounts in Thousands, Except Per-share Data
December 31, 2005

Note 1 - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, in the opinion of the management of the Company, include all adjustments which are of a normal recurring nature, necessary for a fair presentation of the financial position and the results of operations and cash flows for the periods presented. However, the financial statements do not include all information and footnotes required for a presentation in accordance with U.S. generally accepted accounting principles. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included or incorporated by reference in the Company’s 2005 Annual Report on Form 10-K. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year. Certain reclassifications have been made to prior year amounts to conform to current year presentation.

Note 2 – Comprehensive Income

Comprehensive income was comprised of the following:

	Three Months Ended December 31,

	2005	2004

Net Income	$217,860	$195,351
Other Comprehensive (Loss) Income, Net of Tax
Foreign currency translation adjustments	(27,605)	149,931
Unrealized (losses) gains on investments, net of amounts recognized	(1,779)	1,360
Unrealized gains (losses) on cash flow Hedges, net of amounts realized	2,734	(5,665)

Comprehensive Income	$191,210	$340,977

The amount of unrealized gains or losses on investments and cash flow hedges in comprehensive income has been adjusted to reflect any realized gains and recognized losses included in net income during the three months ended December 31, 2005 and 2004.

Note 3 - Earnings per Share

The computations of basic and diluted earnings per share (shares in thousands) were as follows:

	Three Months Ended December 31,

	2005	2004

Income from continuing operations	$217,860	$194,398
Preferred stock dividends	—	(367)

Income from continuing operations available to common shareholders (A)	217,860	194,031

Preferred stock dividends – using “if converted” method	—	367

Income from continuing operations available to common shareholders after assumed conversions (B)	$217,860	$194,398

Average common shares outstanding (C)	248,046	251,232
Dilutive stock equivalents from stock plans	7,805	8,309
Shares issuable upon conversion of preferred stock	—	2,429

Average common and common equivalent shares outstanding – assuming dilution (D)	255,851	261,970

Basic earnings per share – income from continuing operations (A/C)	$.88	$.77

Diluted earnings per share – income from continuing operations (B/D)	$.85	$.74

Note 4 - Contingencies

The Company is involved, both as a plaintiff and a defendant, in various legal proceedings and claims which arise in the ordinary course of business.

Given the uncertain nature of litigation generally, the Company is not able in all cases to estimate the amount or range of loss that could result from an unfavorable outcome of the litigation to which it is a party. In accordance with U.S. generally accepted accounting principles, the Company establishes accruals to the extent probable future losses are estimable (in the case of environmental matters, without considering possible third-party recoveries). In view of the uncertainties discussed above, the Company could incur charges in excess of any currently established accruals and, to the extent available, excess liability insurance. In the opinion of management, any such future charges, individually or in the aggregate, could have a material adverse effect on the Company’s consolidated results of operations and consolidated net cash flows in the period or periods in which they are recorded or paid. Further discussion of legal proceedings is included in Part II of this report.

Note 5 – Segment Data

The Company’s organizational structure is based upon its three principal business segments: BD Medical (“Medical”), BD Diagnostics (“Diagnostics”), and BD Biosciences (“Biosciences”). The Company evaluates segment performance based upon operating income. Segment operating income represents revenues reduced by product costs and operating expenses. Financial information for the Company’s segments was as follows:

	Three Months Ended December 31,

	2005	2004

Revenues
Medical	$770,700	$693,822
Diagnostics	443,854	413,783
Biosciences	199,507	180,764

Total Revenues (A)	$1,414,061	$1,288,369

	Three Months Ended December 31,

	2005	2004

Segment Operating Income
Medical	$213,123	$163,321
Diagnostics	121,518	102,895
Biosciences	47,054	37,299

Total Segment Operating Income	381,695	303,515
Unallocated Items (B)	(83,826)	(64,801)

Income from Continuing Operations Before Income Taxes	$297,869	$238,714

	Three Months Ended December 31,

	2005	2004

Revenues by Organizational Units
BD Medical
Medical Surgical Systems	$428,163	$409,564
Diabetes Care	183,696	158,678
Pharmaceutical Systems	143,763	110,685
Ophthalmic Systems	15,078	14,895

	$770,700	$693,822

BD Diagnostics
Preanalytical Systems	$222,163	$208,521
Diagnostic Systems	221,691	205,262

	$443,854	$413,783

BD Biosciences
Immunocytometry Systems	$112,852	$100,100
Pharmingen	36,946	33,701
Discovery Labware	49,709	46,963

	$199,507	$180,764

Total	$1,414,061	$1,288,369

(A)	Intersegment revenues are not material.
(B)	Includes primarily share-based compensation expense; interest, net; foreign exchange; and corporate expenses.

Note 6 – Share-Based Compensation

The Company grants share-based awards under the 2004 Employee and Director Equity-Based Compensation Plan (the “2004 Plan”), which provides for long-term incentive compensation to employees and directors. The Company believes such awards align the interest of its employees and directors with those of its shareholders and encourage employees and directors to act as equity owners of the Company.

Beginning with the annual share-based grant in November 2005 under the 2004 Plan, the Company granted stock appreciation rights (“SARs”) in addition to performance-based restricted stock units and time-vested restricted stock units, and discontinued the issuance of stock options. SARs vest over a four-year period and have a ten-year term, similar to the previously granted stock options. SARs represent the right to receive, upon exercise, shares of common stock having a value equal to the difference between the market price of common stock on the date of exercise and the exercise price on the date of grant.

Compensation expense relating to share-based payments is recognized in net income using a fair-value measurement method. Under the fair value method, the estimated fair value of awards is charged to income on a straight-line basis over the requisite service period, which is generally the vesting period.

Share-based compensation expense reduced the Company’s results of operations as follows:

	Three Months Ended December 31,

	2005	2004

Selling and administrative expense	$25,002	$9,108
Cost of products sold	5,852	1,548
Research and development expense	3,789	934

Income From Continuing Operations Before Income Taxes	$34,643	$11,590

Net Income	$23,211	$8,494	(A)

(A) Share-based compensation attributable to discontinued operations was not material.

The increase in share-based compensation is primarily attributable to higher expense associated with certain fiscal 2005 and fiscal 2006 grants. These grants reflect a shortened requisite service period resulting from such awards being recognized as of the earlier of the employees’ retirement eligibility date or the vesting date, whereas grants prior to the fiscal 2005 grant were recognized through the vesting date. In addition, these grants include a higher percentage of restricted stock units that have a shorter vesting period than previous grants.

The amount of unrecognized compensation expense for all non-vested share-based awards as of December 31, 2005 was approximately $182,200, which is expected to be recognized over a weighted-average remaining life of approximately 2.5 years.

The fair values of SARs granted during the first quarter of 2006 and stock options granted during the first quarter of 2005 were estimated on the date of grant using a lattice-based binomial valuation model based on the following assumptions: risk-free interest rates of 4.48% and 3.93%, respectively; expected volatility of 28% and 29%, respectively; expected dividend yield of 1.46% and 1.28%, respectively; and expected life of 6.5 years for both periods.

Note 7 – Benefit Plans

The Company has defined benefit pension plans covering substantially all of its employees in the United States and certain foreign locations. The Company also provides certain postretirement healthcare and life insurance benefits to qualifying domestic retirees. Other postretirement benefit plans in foreign countries are not material.

Net pension and postretirement cost included the following components for the three months ended December 31:

	Pension Plans		Other Postretirement Benefits

	2005	2004	2005	2004

Service cost	$17,635	$15,294	$1,017	$913
Interest cost	17,249	16,698	3,716	3,832
Expected return on plan assets	(19,143)	(14,710)	—	—
Amortization of prior service cost	45	83	(1,558)	(1,558)
Amortization of loss	6,796	5,708	1,753	1,520
Other	—	—	16	16

Net pension and postretirement cost	$22,582	$23,073	$4,944	$4,723

Net pension cost attributable to foreign plans included in the preceding table was $4,581 and $4,102 for the three months ended December 31, 2005 and 2004, respectively.

The Company made discretionary contributions to its U.S. pension plan of $150,000 and $50,000 during the three months ended December 31, 2005 and 2004, respectively. In addition, the Company made a discretionary contribution to a foreign pension plan of approximately $18,000 during the three months ended December 31, 2004.

Note 8 – Discontinued Operations

On August 31, 2005, the Company completed the sale of the Clontech unit of the Biosciences segment. Clontech’s results of operations are reported separately as discontinued operations.

Results of discontinued operations for the three months ended December 31 were as follows:

2004

Revenues	$13,439

Income from discontinued operations
Before income tax provision	1,576
Income tax provision	(623)

Income from discontinued operations, net	$953

Note 9 – Subsequent Event

On January 9, 2006, the Company entered into an agreement to acquire GeneOhm Sciences, Inc. (“GeneOhm Sciences”), a privately held company that develops molecular diagnostic testing for the rapid detection of bacterial organisms, including those known to cause healthcare-associated infections. The Company has agreed to pay $230 million, plus up to $25 million of additional contingent payments, for GeneOhm Sciences. The acquisition is expected to close during the fiscal quarter ending March 31, 2006.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Company Overview
Becton, Dickinson and Company (“BD”) is a medical technology company engaged principally in the manufacture and sale of a broad range of medical supplies, devices, laboratory equipment and diagnostic products used by healthcare institutions, life science researchers, clinical laboratories, industry and the general public. Our business consists of three worldwide business segments – BD Medical (“Medical”), BD Diagnostics (“Diagnostics”) and BD Biosciences (“Biosciences”). Our products are marketed in the United States and internationally through independent distribution channels, directly to end-users and by independent sales representatives.

BD’s management operates the business consistent with the following core strategies:

•	to increase revenue growth by focusing on products that deliver greater benefits to patients, healthcare workers and researchers;

•	to improve operating effectiveness and balance sheet productivity; and,

•	to strengthen organizational and associate capabilities in the ever-changing healthcare environment.

In assessing the outcomes of these strategies and BD’s financial condition and operating performance, management generally reviews quarterly forecast data, monthly actual results, segment sales and other similar information. We also consider trends related to certain key financial data, including gross profit margin, selling and administrative expense, investment in research and development and cash flows.

The results of our strategies are reflected in our first quarter 2006 financial and operational performance. BD reported first quarter revenues of $1.414 billion, an increase of 10% from the same period a year ago, and reflected volume increases of approximately 10%, a decrease due to unfavorable foreign currency translation of approximately 1%, and price increases of less than 1%. Sales in the United States of safety-engineered devices grew 8% to $228 million in the first quarter of 2006. International sales of safety-engineered devices grew 21% to $74 million in the first quarter of 2006. Overall, international revenue growth of 10% for the three-month period included a 2% unfavorable impact of foreign currency translation for the three-month period. As further discussed in our 2005 Annual Report on Form 10-K, we face currency exposure that arises from translating the results of our worldwide operations to the U.S. dollar at exchange rates that have fluctuated from the beginning of the period. We purchase option and forward contracts to partially protect against adverse foreign exchange rate movements.

Our balance sheet remains strong with net cash provided by continuing operations at approximately $171 million for the three months ended December 31, 2005, and our debt-to-capitalization ratio (shareholders’ equity, net non-current deferred income tax liabilities, and debt) slightly increasing to 28.0% at December 31, 2005 from 27.3% at September 30, 2005.

Our ability to sustain our long-term growth will depend on a number of factors, including our ability to expand our core business (including geographical expansion), develop innovative new products with higher gross profit margins across our business segments, and continue to improve operating efficiency and organizational effectiveness. Numerous factors can affect our ability to achieve these goals, including without limitation, U.S. and global economic conditions, increased competition and healthcare cost containment initiatives. We believe that there are several important factors relating to our business that tend to reduce the impact on BD of any potential economic or political events in countries in which we do business, including the effects of possible healthcare system reforms. These include the non-discretionary nature of the demand for many of our core products, which may reduce the impact of economic downturns, the international nature of our business and our ability to meet the needs of the worldwide healthcare industry with cost-effective and innovative products.

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

On January 9, 2006, BD entered into an agreement to acquire GeneOhm Sciences, a privately held company that has developed molecular diagnostic testing for the rapid detection of bacterial organisms, including those known to cause healthcare-associated infections. The acquisition, which is expected to close in the fiscal quarter ending March 31, 2006, is expected to be dilutive to earnings per share by an estimated 1 cent for the second quarter and 7 cents for the full fiscal year 2006. Upon closing, the Company will also record, in that particular quarter, an in-process R&D charge, resulting in an estimated impact between 20 to 25 cents on diluted earnings per share from continuing operations in 2006.

Results of Operations

Revenues

Refer to Note 5 in the Notes to Condensed Consolidated Financial Statements for segment financial data.

Medical Segment – First quarter revenues of $771 million represented an increase of $77 million, or 11%, from the prior year’s quarter, including an estimated $6 million or a 1% unfavorable impact due to foreign currency translation. Primary drivers of this growth were strong sales in the Diabetes Care and Pharmaceutical Systems units, combined with increases in sales of prefilled flush syringes and immunization products. Sales in the Diabetes Care unit were driven by increases in sales of pen needles of $12 million and increases in blood glucose monitoring (“BGM”) sales of $8 million. Increases in sales of Pharmaceutical Systems products were partially driven by demand from pharmaceutical companies preparing for major product launches in the United States and Europe, as well as comparison to a weak prior year’s quarter. Medical revenues also reflect the continued conversion in the United States to safety-engineered products, which accounted for sales of $132 million, as compared with $126 million in the prior year’s quarter. In the prior year, Medical experienced inventory builds at a major distributor in the first quarter, which included safety-engineered products and resulted in inventory reductions by that distributor in the prior year’s second quarter. Included in Medical revenues were international sales of safety-engineered products of $22 million, compared with $18 million in the prior year’s quarter.

Diagnostics Segment – First quarter revenues of $444 million represented an increase of $30 million, or 7%, over the prior year quarter, including an estimated $6 million, or 1%, unfavorable impact due to foreign currency translation. The Diagnostic Systems unit of the segment reported revenue growth of 8%, due primarily to strong sales of flu diagnostic tests to distributors in Japan, which built inventory in anticipation of the flu season. Overall, flu product sales totaled $27 million, compared with $18 million in the prior year’s period. Solid sales growth from the BD ProbeTec and BD Phoenix instrument platforms also contributed to growth. The Preanalytical Systems unit of the segment reported revenue growth of 7 percent over the prior year’s quarter. U.S. sales of safety-engineered products totaled $96 million, compared with $86 million in the prior year’s quarter, due in large part to the continued success of the BD Vacutainer Push Button Blood Collection Set. International sales of safety-engineered products totaled $52 million, compared with $42 million in the prior year’s quarter.

Biosciences Segment – First quarter revenues of $200 million represented an increase of $19 million or 10% over the prior year’s quarter, including an estimated $4 million, or 2%, unfavorable impact due to foreign currency translation. Research instruments and reagent sales continued to be the primary growth contributors, driven by increased demand for both research analyzers and sorters.

Segment Operating Income

Medical Segment
Segment operating income for the first quarter was $213 million, or 27.7% of Medical revenues, compared to $163 million, or 23.5%, in the prior year’s quarter. Operating income as a percentage of revenues in fiscal 2006 reflects gross profit improvement from increased sales of products that have higher overall gross profit margins, in particular insulin delivery and immunization products, and improved manufacturing efficiencies which more than offset higher raw material costs associated with resin-based products. See further discussion on gross profit margin improvement below. Selling and administrative expense as a percent of Medical revenues in the first quarter of 2006 was slightly lower compared with the first quarter of 2005. Certain incremental investments to support the BGM initiative were more than offset by tight controls on base spending. Research and development expenses for the quarter grew 2.3% as the segment continues to invest in the development of innovative products, particularly in the areas of next generation safety-engineered products, diabetes care products, including BGM and other initiatives offset by reductions associated with discontinued and completed projects.

Diagnostics Segment
Segment operating income for the first quarter was $122 million, or approximately 27.4% of Diagnostics revenues, compared to $103 million, or approximately 24.9%, in the prior year’s quarter. The increase in operating income as a percentage of revenues, reflects gross profit improvement from increased sales of products that have higher overall gross profit margins, in particular, safety-engineered product, flu diagnostic tests, and the BD ProbeTec ET platform. See further discussion on gross profit margin improvement below. Selling and administrative expense as a percentage of Diagnostics revenues in the first quarter of 2006 was slightly lower compared with the first quarter of 2005 primarily due to tight controls on spending. Research and development expenses in the first quarter of 2006 increased $1 million, or 5.6%.

Biosciences Segment
Segment operating income for the first quarter was $47 million, or 23.6% of Biosciences revenues, compared to $37 million, or 20.6%, in the prior year’s quarter. The increase in operating income as a percentage of revenues reflects gross profit improvement from increased sales of products that have higher overall gross profit margins, in particular, research instruments and reagents. See further discussion on gross profit margin improvement below. Selling and administrative expense as a percent of Biosciences revenues for the quarter was 26.2% versus 27.3% in the prior year’s quarter. This decrease was attributable to revenue growth as well as continued effective spending control. Research and development expenses in the prior year’s quarter increased $0.9 million, or 7.0%, reflecting spending on new product development, particularly in the Immunocytometry Systems unit.

Gross Profit Margin
Gross profit margin was 52.2% for the first quarter, compared with 50.8% for the prior year period. Gross profit margin in the first quarter of fiscal 2006 as compared to the prior period reflected an estimated 1.1% improvement relating to increased sales of products with higher margins, an estimated 0.7% improvement associated primarily with productivity gains, with the remaining 0.3% improvement resulting from stronger currency. These gross profit margin improvements were partially offset by an estimated 0.4% relating to higher raw material costs, primarily petroleum-based resins, and an increase in share-based compensation of 0.3%. We expect gross profit margin to improve, on a reported basis, by about 50 basis points in fiscal 2006 (before taking into account the impact of the anticipated acquisition of GeneOhm Sciences, Inc. (“GeneOhm Sciences”), as further discussed above).

Selling and Administrative Expense
Selling and administrative expense was 26.0% of revenues for the first quarter, compared with 26.5% for the prior year’s period. Aggregate expenses for the current period reflect increases in share-based compensation expense of $16 million, in base spending of $15 million, in line with inflation, and in expenses related to the BGM initiative of $8 million. These increases in selling and administrative expense were partially offset by proceeds from an insurance settlement of $7 million and a favorable foreign exchange impact of $5 million. Selling and administrative expense as a percentage of revenues is expected to decrease, on a reported basis, by about 50 to 60 basis points in fiscal 2006 (before taking into account the impact of the anticipated acquisition of GeneOhm Sciences, as further discussed above).

Research and Development Expense
Research and development expense was $69 million, or 4.9% of revenues for the first quarter,

compared with the prior year’s amount of $62 million, or 4.8% of revenues. The increase in research and development expenditures reflects increased spending for new programs in each of our segments and an increase in share-based compensation of $3 million. We anticipate research and development expense to increase, on a reported basis, about 12% to 13% for fiscal 2006 (before taking into account the impact of the anticipated acquisition of GeneOhm Sciences, as further discussed above).

Non-Operating Expense and Income
Interest expense increased to $17 million in the current quarter from $14 million in the prior year’s quarter and reflects higher debt levels and the impact of higher interest rates on floating rate debt and on interest rate swap transactions, consisting of fair value hedges of certain fixed-rate debt instruments, under which the difference between fixed and floating interest rates is exchanged at specified intervals. Interest income increased to $15 million in the current quarter from $5 million in the prior year’s period, and reflects higher interest rates and cash balances.

Income Taxes
The income tax rate was 26.9% for the first quarter, compared with the prior year’s rate of 18.6%. The prior year’s rate reflected an estimated 6.8% benefit due to the reversal of tax reserves in connection with the conclusion of tax examinations in four non-U.S. jurisdictions as well as certain tax-related events that caused the first fiscal quarter 2005 tax rate to vary from the then expected tax rate for fiscal 2005. The Company expects the reported tax rate for the full year to be approximately 26% (before taking into account the impact of the anticipated acquisition of GeneOhm Sciences, as further discussed above).

Income from Continuing Operations and Diluted Earnings Per Share from Continuing Operations
Income from continuing operations and diluted earnings per share from continuing operations for the first quarter of 2006 were $218 million and 85 cents, respectively. Proceeds from an insurance settlement increased income from continuing operations by $4 million and diluted earnings per share from continuing operations by 2 cents. This compared with income from continuing operations and diluted earnings per share from continuing operations for the prior year’s first quarter of $194 million and 74 cents, respectively. The prior year’s quarter included the effect of the reversal of tax reserves, as described above, which increased income from continuing operations by $11 million and diluted earnings per share from continuing operations by 4 cents.

Liquidity and Capital Resources
Net cash provided by continuing operating activities, which continues to be our primary source of funds to finance operating needs and capital expenditures, was $171 million during the first quarter of fiscal 2006, and $264 million in the same period in fiscal 2005. Net cash provided by operations was reduced by a change in the pension obligation of $127 million, which reflected a discretionary cash contribution of $150 million. BD’s funding policy for its defined benefit pension plans is to contribute amounts sufficient to meet the minimum funding requirement of the Employee Retirement Income Security Act of 1974, plus any additional amounts that management may determine to be appropriate considering the funded status of the plans, tax deductibility, cash flows, and other factors.

Net cash used for continuing investing activities for the first quarter of the current year was $92 million, compared to $79 million in the same period a year ago. Capital expenditures were $64 million in the first quarter of fiscal 2006 and $50 million in the same period in fiscal 2005. We expect capital spending for fiscal 2006 to be in the $400 million range.

Net cash provided by continuing financing activities in the first quarter of the current year was $47 million, compared to net cash used for continuing financing activities of $85 million in the prior year period. As of December 31, 2005, total debt of $1.4 billion represented 28.0% of total capital (shareholders’ equity, net non-current deferred income tax liabilities, and debt), versus 27.3% at September 30, 2005. Short-term debt increased to 30% of total debt at the end of the fiscal quarter, from 16% at September 30, 2005.

For the first quarter of the current year, the Company repurchased approximately $101 million of its common stock compared with approximately $112 million in the prior year period. At December 31, 2005, 2.6 million common shares remained available for purchase pursuant to a repurchase program for 10 million shares authorized by the Board of Directors (the “Board”) in November 2004. The Board authorized an additional repurchase program for 10 million shares on November 22, 2005. Stock repurchases were offset, in part, by the issuance of common stock from treasury due to the exercising of stock options by employees.

We have in place a commercial paper borrowing program that is available to meet our short-term financing needs, including working capital requirements. Borrowings outstanding under this program were approximately $299 million at December 31, 2005. We maintain a $900 million syndicated credit facility in order to provide backup support for our commercial paper program and for other general corporate purposes. This credit facility expires in August 2009 and includes a single financial covenant that requires BD to maintain an interest expense coverage ratio (ratio of earnings before income taxes, depreciation and amortization to interest expense) of not less than 5-to-1 for the most recent four consecutive fiscal quarters. On the last eight measurement dates, this ratio had ranged from 18-to-1 to 21-to-1. The facility, under which there were no borrowings outstanding at December 31, 2005, can be used to support the commercial paper program or for general corporate purposes. In addition, we have informal lines of credit outside the United States.

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

We will repatriate a total of approximately $1.3 billion of foreign earnings during fiscal 2006 pursuant to our approved plan under the American Jobs Creation Act of 2004.

Cautionary Statement Pursuant to Private Securities Litigation Reform Act of 1995 -- “Safe Harbor” for Forward-Looking Statements
The Private Securities Litigation Reform Act of 1995 (the “Act”) provides a safe harbor for forward-looking statements made by or on behalf of BD. BD and its representatives may from time to time make certain forward-looking statements, both written and oral, including statements contained in this report and filings with the Securities and Exchange Commission (“SEC”) and in our other reports to shareholders. Forward-looking statements may be identified by the use of words like “plan,” “expect,” “believe,” “intend,” “will,” “anticipate,” “estimate” and other words of similar meaning in conjunction with, among other things, discussions of future operations and financial performance, as well as our strategy for growth, product development, regulatory approvals, market position and expenditures. All statements which address operating performance or events or developments that we expect or anticipate will occur in the future -- including statements relating to volume growth, sales and earnings per share growth, gross profit margins, various expenditures and statements expressing views about future operating results -- are forward-looking statements within the meaning of the Act.

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

•

Recently, the U.S. Food and Drug Administration (“FDA”) and European authorities have approved a new inhaled form of insulin for adults, which could adversely impact sales of our insulin injection devices.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in information reported since the end of the fiscal year ended September 30, 2005.

Item 4. Controls and Procedures

An evaluation was carried out by BD’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of BD’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of December 31, 2005. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were, as of the end of the period covered by this report, adequate and effective to ensure that material information relating to BD and its consolidated subsidiaries would be made known to them by others within these entities. There were no changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2005 identified in connection with the above-referenced evaluation that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

We are involved, both as a plaintiff and a defendant, in various legal proceedings which arise in the ordinary course of business, including product liability and environmental matters. A more complete description of legal proceedings has been set forth in our 2005 Annual Report on Form 10-K (the “10-K”). Since the beginning of the quarter ended December 31, 2005, the following changes have occurred.

Antitrust Class Actions
On January 17, 2006, Drug Mart Tallman filed a purported class action lawsuit against BD in the United States District Court in Newark, New Jersey (Drug Mart Tallman, Inc., et al v. Becton Dickinson and Company, Case No. 2:06-CV-00174). The complaint alleges that BD violated federal and various state antitrust laws, resulting in the charging of higher prices for certain BD products to plaintiff and other indirect purchasers of BD products. BD believes that it has meritorious defenses to this suit and intends to defend this suit vigorously. The above action is the seventh antitrust class action suit brought against BD by either direct or indirect purchasers of BD’s products. These antitrust class action lawsuits, including the above action, have been consolidated for pre-trial purposes in a Multi-District Litigation (MDL) in federal court in New Jersey.

Summary
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

Item 1A.	Risk Factors

Not applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth certain information regarding our purchases of common stock of BD during the fiscal quarter ended December 31, 2005.

Issuer Purchases of Equity Securities

For the three months ended December 31, 2005	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

October 1 – 31, 2005	4,033	$50.68	—	4,344,914
November 1 – 30, 2005	600,639	$58.65	600,000	13,744,914
December 1 – 31, 2005	1,115,117	$59.42	1,100,000	12,644,914
Total	1,719,789	$59.13	1,700,000	12,644,914

(1)

Includes for the quarter 18,049 shares purchased in open market transactions by the trustee under BD’s Deferred Compensation Plan and 1996 Directors’ Deferral Plan. Also includes 1,740 shares delivered to the Company in connection with stock option exercises.

(2)

These repurchases were made pursuant to a repurchase program for 10 million shares announced on November 23, 2004 (the “2004 Program”). There is no expiration date for the 2004 Program. On November 22, 2005, the Board of Directors of BD authorized an additional repurchase program for 10 million shares.

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of security holders during the fiscal quarter ended December 31, 2005.

Our Annual Meeting of Shareholders was held on January 31, 2006, at which the following matters were voted upon:

i.)	A management proposal for the election of three directors for the terms indicated below was voted upon as follows:

		Votes

Nominee	Term	For	Withheld

Edward J. Ludwig	3 Years	208,868,737	6,905,452
Willard J. Overlock, Jr.	3 Years	212,162,197	3,611,992
Bertram L. Scott	3 Years	209,297,765	6,476,424

The directors whose term of office as a director continued after the meeting are: Basil L. Anderson, Henry P. Becton, Jr., Edward F. DeGraan,Gary A. Mecklenburg, James F. Orr, James E. Perrella, Alfred Sommer and Margaretha af Ugglas.

ii.)

A management proposal to ratify the selection of Ernst & Young LLP as independent registered public accounting firm for the fiscal year ending September 30, 2006 was voted upon. 211,302,059 shares were voted for the proposal, 2,964,216 shares were voted against, and 1,507,914 shares abstained.

iii.)

A shareholder proposal requesting that the Board of Directors publish a report evaluating the Company’s policies on brominated flame retardants and other toxic chemicals was voted upon. 14,393,882 shares were voted for the proposal, 150,699,713 shares were voted against, 26,390,342 shares abstained, and there were 24,290,252 broker non-votes.

iv.)

A shareholder proposal requesting that the Board of Directors take the necessary steps to provide for cumulative voting in the election of directors was voted upon. 74,079,013 shares were voted for the proposal, 97,376,269 shares were voted against, 20,028,655 shares abstained, and there were 24,290,252 broker non-votes.

Item 5.	Other Information.

As was disclosed in BD's proxy statement for its 2006 annual meeting of shareholders (the "Proxy Statement"), on December 7, 2005, BD and Edward J. Ludwig, the Chairman, President and Chief Executive Officer of BD, entered into a time sharing agreement under which Mr. Ludwig will make lease payments to BD for his personal use of the BD corporate aircraft, up to the maximum amount permitted by Federal Aviation Administration regulations.

As was also disclosed in the Proxy Statement, during the period covered by this report, BD entered into change of control employment agreements with each of its executive officers and with other corporate officers that provide for the continued employment of such persons for a period of time following a change of control of BD.

The time sharing agreement with Mr. Ludwig and the forms of the change of control employment agreements described above were filed as exhibits to BD’s Annual Report on Form 10-K for the fiscal year ended September 30, 2005.

Item 6.	Exhibits

Exhibit 10(a)	Stock Award Plan, as amended and restated as of January 31, 2006.

Exhibit 31	Certifications of Chief Executive Officer and Chief Financial Officer, pursuant to SEC Rule 13a - 14(a).

Exhibit 32	Certifications of Chief Executive Officer and Chief Financial Officer, pursuant to Rule 13a - 14(b) and Section 1350 of Chapter 63 of Title 18 of the U.S. Code.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Becton, Dickinson and Company

(Registrant)

Dated: February 8, 2006

/s/ John R. Considine

John R. Considine
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

/s/ William A. Tozzi

William A. Tozzi
Vice President and Controller
(Chief Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibits

10(a)	Stock Award Plan, as amended and restated as of January 31, 2006.

31	Certifications of Chief Executive Officer and Chief Financial Officer, pursuant to SEC Rule 13a - 14(a).

32	Certifications of Chief Executive Officer and Chief Financial Officer, pursuant to Rule 13a - 14(b) and Section 1350 of Chapter 63 of Title 18 of the U.S. Code.