Form 10-Q
period 2006-03-31
BECTON DICKINSON & CO
filed 2006-05-09
CIK 10795

FORM 10-Q
UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________________________________ to _________________

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

          Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

          Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Shares Outstanding as of March 31, 2006

Common stock, par value $1.00	247,317,640

BECTON, DICKINSON AND COMPANY
FORM 10-Q
For the quarterly period ended March 31, 2006

ITEM 1. FINANCIAL STATEMENTS
BECTON, DICKINSON AND COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
Thousands of Dollars

	March 31, 2006	September 30, 2005

	(Unaudited)
Assets

Current Assets:
Cash and equivalents	$776,534	$1,042,890
Short-term investments	89,751	86,808
Trade receivables, net	864,697	842,806
Inventories:
Materials	107,345	93,963
Work in process	153,124	139,772
Finished products	582,243	542,214

	842,712	775,949
Prepaid expenses, deferred taxes and other	232,917	226,861

Total Current Assets	2,806,611	2,975,314

Property, plant and equipment	4,428,539	4,305,129
Less allowances for depreciation and amortization	2,472,947	2,371,411

	1,955,592	1,933,718

Goodwill	551,228	470,049
Core and Developed Technology, Net	246,753	165,381
Other Intangibles, Net	102,624	101,558
Capitalized Software, Net	203,744	229,793
Other	256,226	196,156

Total Assets	$6,122,778	$6,071,969

Liabilities and Shareholders’ Equity

Current Liabilities:
Short-term debt	$305,998	$206,509
Payables and accrued expenses	981,301	1,092,866

Total Current Liabilities	1,287,299	1,299,375

Long-Term Debt	956,539	1,060,833

Long-Term Employee Benefit Obligations	204,877	301,933

Deferred Income Taxes and Other	165,188	125,876

Commitments and Contingencies

Shareholders’ Equity:
Common stock	332,662	332,662
Capital in excess of par value	772,677	615,846
Retained earnings	5,071,393	4,805,852
Deferred compensation	10,803	10,280
Common shares in treasury – at cost	(2,491,046)	(2,297,493)
Accumulated other comprehensive loss	(187,614)	(183,195)

Total Shareholders’ Equity	3,508,875	3,283,952

Total Liabilities and Shareholders’ Equity	$6,122,778	$6,071,969

See notes to condensed consolidated financial statements

BECTON, DICKINSON AND COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Thousands of Dollars, Except Per-share Data
(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,

	2006	2005	2006	2005

Revenues	$1,449,317	$1,365,530	$2,863,378	$2,653,899

Cost of products sold	710,635	678,018	1,386,376	1,312,519
Selling and administrative	369,779	366,339	737,653	707,427
Research and development	129,099	65,988	198,424	128,071

Total Operating Costs and Expenses	1,209,513	1,110,345	2,322,453	2,148,017

Operating Income	239,804	255,185	540,925	505,882

Interest expense	(19,805)	(13,044)	(36,565)	(27,371)
Interest income	16,991	8,488	31,662	13,693
Other expense, net	(451)	(2,242)	(1,614)	(5,103)

Income From Continuing Operations Before Income Taxes	236,539	248,387	534,408	487,101
Income tax provision	80,301	61,878	160,310	106,194

Income From Continuing Operations	156,238	186,509	374,098	380,907

(Loss) Income From Discontinued Operations, net	(2,170)	1,641	(2,170)	2,594

Net Income	$154,068	$188,150	$371,928	$383,501

Basic Earnings Per Share:
Income from Continuing Operations	$0.63	$0.74	$1.51	$1.51
(Loss) Income from Discontinued Operations	$(0.01)	$0.01	$(0.01)	$0.01

Basic Earnings Per Share (A)	$0.62	$0.74	$1.50	$1.52

Diluted Earnings Per Share:
Income from Continuing Operations	$0.60	$0.71	$1.45	$1.45
(Loss) Income from Discontinued Operations	$(0.01)	$0.01	$(0.01)	$0.01

Diluted Earnings Per Share (A)	$0.60	$0.72	$1.45	$1.46

Dividends Per Common Share	$0.215	$0.18	$0.43	$0.36

(A): Total per share amounts may not add due to rounding.

See notes to condensed consolidated financial statements

BECTON, DICKINSON AND COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Thousands of Dollars
(Unaudited)

	Six Months Ended
	March 31,

	2006	2005

Operating Activities
Net income	$371,928	$383,501
Loss (Income) from discontinued operations, net	2,170	(2,594)

Income from continuing operations	374,098	380,907
Adjustments to income from continuing operations to derive net cash provided by operating activities:
Depreciation and amortization	198,123	193,042
Share-based compensation	58,447	28,145
Acquired in-process research and development	53,300	—
Change in working capital	(227,822)	(82,578)
Pension obligation	(104,762)	(62,167)
Other, net	28,847	5,150

Net Cash Provided by Continuing Operating Activities	380,231	462,499

Investing Activities
Capital expenditures	(151,005)	(108,178)
Capitalized software	(10,085)	(10,433)
Purchases of investments, net	(5,170)	(19,118)
Acquisition of GeneOhm, net of cash acquired	(230,433)	—
Other, net	(36,456)	(20,849)

Net Cash Used for Continuing Investing Activities	(433,149)	(158,578)

Financing Activities
Change in short-term debt	(516)	91,636
Payments of long-term debt	(326)	(104,384)
Repurchase of common stock	(224,995)	(224,934)
Issuance of common stock from treasury	94,671	97,811
Excess tax benefit from stock option exercises	26,478	26,314
Dividends paid	(106,728)	(92,326)

Net Cash Used for Continuing Financing Activities	(211,416)	(205,883)

Discontinued Operations (Revised – See Note 9)
Net cash (used for) provided by operating activities	(2,170)	2,265
Net cash provided by investing activities	—	1,583
Net cash used for financing activities	—	(12)

Net Cash (Used for) Provided by Discontinued Operations	(2,170)	3,836

Effect of exchange rate changes on cash and equivalents	148	4,245

Net (decrease) increase in cash and equivalents	(266,356)	106,119

Opening Cash and Equivalents	1,042,890	719,378

Closing Cash and Equivalents	$776,534	$825,497

See notes to condensed consolidated financial statements

BECTON, DICKINSON AND COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Dollar and Share Amounts in Thousands, Except Per-share Data
March 31, 2006

Note 1 - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, in the opinion of the management of the Company, include all adjustments which are of a normal recurring nature, necessary for a fair presentation of the financial position and the results of operations and cash flows for the periods presented. However, the financial statements do not include all information and footnotes required for a presentation in accordance with U.S. generally accepted accounting principles. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included or incorporated by reference in the Company's 2005 Annual Report on Form 10-K. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year. Certain reclassifications have been made to prior year amounts to conform to current year presentation.

Note 2 – Comprehensive Income

Comprehensive income was comprised of the following:

	Three Months Ended		Six Months Ended
	March 31,		March 31,

	2006	2005	2006	2005

Net Income	$154,068	$188,150	$371,928	$383,501
Other Comprehensive (Loss) Income, Net of Tax
Foreign currency translation adjustments	24,686	(27,284)	(2,919)	122,647
Unrealized losses on investments, net of amounts recognized	(808)	(3,631)	(2,587)	(2,271)
Unrealized (losses) gains on cash flow hedges, net of amounts realized	(1,647)	3,117	1,087	(2,548)

Comprehensive Income	$176,299	$160,352	$367,509	$501,329

The amount of unrealized losses or gains on investments and cash flow hedges in comprehensive income has been adjusted to reflect any realized gains and recognized losses included in net income during the three and six months ended March 31, 2006 and 2005.

Note 3 - Earnings per Share

The computations of basic and diluted earnings per share (shares in thousands) were as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,

	2006	2005	2006	2005

Income from continuing operations	$156,238	$186,509	$374,098	$380,907
Preferred stock dividends	—	—	—	(367)

Income from continuing operations available to common shareholders (A)	156,238	186,509	374,098	380,540

Preferred stock dividends – using “if converted” method	—	—	—	367

Income from continuing operations available to common shareholders after assumed conversions (B)	$156,238	$186,509	$374,098	$380,907

Average common shares outstanding (C)	248,088	253,427	248,067	252,317
Dilutive stock equivalents from stock plans	10,211	8,589	9,078	8,848
Shares issuable upon conversion of preferred stock	—	—	—	1,228

Average common and common equivalent shares outstanding – assuming dilution (D)	258,299	262,016	257,145	262,393

Basic earnings per share – income from continuing operations (A/C)	$0.63	$0.74	$1.51	$1.51

Diluted earnings per share – income from continuing operations (B/D)	$0.60	$0.71	$1.45	$1.45

Note 4 - Contingencies

The Company is involved, both as a plaintiff and a defendant, in various legal proceedings and claims which arise in the ordinary course of business.

Given the uncertain nature of litigation generally, the Company is not able in all cases to estimate the amount or range of loss that could result from an unfavorable outcome of the litigation to which it is a party. In accordance with U.S. generally accepted accounting principles, the Company establishes accruals to the extent probable future losses are estimable (in the case of environmental matters, without considering possible third-party recoveries). In view of the uncertainties of litigation, the Company could incur charges in excess of any currently established accruals and, to the extent available, excess liability insurance. In the opinion of management, any such future charges, individually or in the aggregate, could have a material adverse effect on the Company’s consolidated results of operations and consolidated net cash flows in the period or periods in which they are recorded or paid. Further discussion of legal proceedings is included in Part II of this report.

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

	Three Months Ended		Six Months Ended
	March 31,		March 31,

	2006	2005	2006	2005

Revenues
Medical	$795,338	$731,665	$1,566,038	$1,425,487
Diagnostics	434,079	429,769	877,933	843,552
Biosciences	219,900	204,096	419,407	384,860

Total Revenues (A)	$1,449,317	$1,365,530	$2,863,378	$2,653,899

	Three Months Ended			Six Months Ended
	March 31,			March 31,

	2006		2005	2006		2005

Segment Operating Income
Medical	$193,479		$162,484	$406,602		$325,805
Diagnostics	59,721	(B)	116,779	181,239	(B)	219,675
Biosciences	54,023		46,178	101,077		83,477

Total Segment Operating
Income	307,223		325,441	688,918		628,957
Unallocated Items (C)	(70,684)		(77,054)	(154,510)		(141,856)

Income from Continuing Operations Before Income Taxes	$236,539		$248,387	$534,408		$487,101

	Three Months Ended		Six Months Ended
	March 31,		March 31,

	2006	2005	2006	2005

Revenues by Organizational
Units
BD Medical
Medical Surgical Systems	$424,581	$402,292	$852,744	$811,856
Diabetes Care	188,294	162,196	371,990	320,874
Pharmaceutical Systems	167,109	152,771	310,872	263,456
Ophthalmic Systems	15,354	14,406	30,432	29,301

	$795,338	$731,665	$1,566,038	$1,425,487

BD Diagnostics
Preanalytical Systems	$226,861	$204,835	$449,024	$413,356
Diagnostic Systems	207,218	224,934	428,909	430,196

	$434,079	$429,769	$877,933	$843,552

BD Biosciences
Immunocytometry Systems	$123,574	$113,760	$236,426	$213,860
Pharmingen	41,597	37,925	78,543	71,626
Discovery Labware	54,729	52,411	104,438	99,374

	$219,900	$204,096	$419,407	$384,860

Total	$1,449,317	$1,365,530	$2,863,378	$2,653,899

(A)	Intersegment revenues are not material.
(B)	Includes the in-process research and development charge related to the GeneOhm acquisition. See Note 8 for additional information.
(C)	Includes primarily share-based compensation expense; interest, net; foreign exchange; and corporate expenses.

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

Compensation expense relating to share-based payments is recognized in net income using a fair value measurement method. Under the fair value method, the estimated fair value of awards is charged to income on a straight-line basis over the requisite service period, which is generally the vesting period.

Share-based compensation expense reduced the Company’s results of operations as follows:

	Three Months Ended March 31,			Six Months Ended March 31,

	2006	2005		2006	2005

Selling and administrative expense	$17,572	$12,747		$42,574	$21,855
Cost of products sold	3,827	2,360		9,679	3,908
Research and development expense	2,405	1,448		6,194	2,382

Income From Continuing Operations
Before Income Taxes	$23,804	$16,555		$58,447	$28,145

Net Income	$15,921	$11,963	(A)	$39,132	$20,457	(A)

(A) Share-based compensation attributable to discontinued operations was not material.

The increase in share-based compensation is primarily attributable to higher expense associated with certain fiscal 2005 and fiscal 2006 grants. These grants include a higher percentage of restricted stock units that have a shorter vesting period than previous grants. In addition, these grants reflect a shortened requisite service period resulting from such awards being recognized as of the earlier of the employees’ retirement eligibility date or the vesting date, whereas grants prior to the fiscal 2005 grant were recognized through the vesting date.

The amount of unrecognized compensation expense for all non-vested share-based awards as of March 31, 2006 was approximately $160,555, which is expected to be recognized over a weighted-average remaining life of approximately 2.3 years.

The fair values of SARs granted during the annual share-based grant in November of 2006 and stock options granted during the annual share-based grant in November of 2005 were estimated on the date of grant using a lattice-based binomial valuation model based on the following assumptions: risk-free interest rates of 4.48% and 3.93%, respectively; expected volatility of 28% and 29%, respectively; expected dividend yield of 1.46% and 1.28%, respectively; and expected life of 6.5 years for both periods.

Note 7 – Benefit Plans

The Company has defined benefit pension plans covering substantially all of its employees in the United States and certain foreign locations. The Company also provides certain postretirement healthcare and life insurance benefits to qualifying domestic retirees. Other postretirement benefit plans in foreign countries are not material.

Net pension and postretirement cost included the following components for the three months ended March 31:

	Pension Plans		Other Postretirement Benefits

	2006	2005	2006	2005

Service cost	$18,860	$15,294	$1,017	$913
Interest cost	18,106	16,698	3,716	3,832
Expected return on plan assets	(20,150)	(14,710)	—	—
Amortization of prior service cost	50	83	(1,558)	(1,558)
Amortization of loss	6,876	5,708	1,753	1,520
Other	—	—	16	16

Net pension and postretirement cost	$23,742	$23,073	$4,944	$4,723

Net pension and postretirement cost included the following components for the six months ended March 31:

	Pension Plans		Other Postretirement Benefits

	2006	2005	2006	2005

Service cost	$36,495	$30,588	$2,034	$1,826
Interest cost	35,355	33,396	7,432	7,664
Expected return on plan assets	(39,293)	(29,420)	—	—
Amortization of prior service cost	95	166	(3,116)	(3,116)
Amortization of loss	13,672	11,416	3,506	3,040
Other	—	—	32	32

Net pension and postretirement costs	$46,324	$46,146	$9,888	$9,446

The Company made discretionary contributions to its U.S. pension plan of $150,000 and $50,000 during the first quarter of 2006 and 2005, respectively and $35,000 in the second quarter of 2005. In addition, the Company made a discretionary contribution to a foreign pension plan of approximately $18,000 during the first quarter of 2005.

Note 8 – Acquisition

On February 14, 2006, the Company acquired GeneOhm Sciences, Inc. (“GeneOhm”), a company that develops molecular diagnostic testing for the rapid detection of bacterial organisms, including those known to cause healthcare-associated infections. The acquisition provides the Company with expanded entry into the emerging field of healthcare-associated infections. The acquisition was accounted for as a business combination and the results of operations of GeneOhm were included in the Company’s results as of the acquisition date. Proforma information was not provided as the impact of the acquisition did not have a material effect on the Company’s consolidated results. The purchase price consisted of an up-front cash payment of $230,433, including transaction costs, and may include additional contingent payments of up to $25,000, based on future events occurring on or before December 31, 2007. The purchase price was allocated based upon the fair values of the assets and liabilities acquired. The allocation of the purchase price resulted in deferred tax assets of $34,888 consisting of net operating loss carry forwards and credits; other intangible assets, primarily core and developed technology, of $92,300; deferred tax liabilities of $31,400 associated with other intangible assets, and other net assets of $2,508. Core and developed technology will be amortized on a straight-line basis over its estimated useful life of approximately 15 years. The excess of the purchase price over the fair value of the assets acquired of $78,837 was recorded as goodwill, which was allocated to the Diagnostics segment. In connection with the acquisition, the Company also incurred a charge of $53,300 for acquired in-process research and development, which was recorded as Research and development expense. This charge, based on fair value, is associated with several products that have not reached technological feasibility and do not have alternative future use at the acquisition date. The fair value of each product was determined based upon the present value of projected cash flows utilizing an income approach reflecting the appropriate risk-adjusted discount rate based on the applicable technological and commercial risk of each product. These cash flows took into account the income and expenses associated with the further development and commercialization of the underlying products. The ongoing activity associated with each of these products is not material to the Company’s research and development expense.

Note 9 – Discontinued Operations

In August 2005, the Company completed the sale of the Clontech unit of the Biosciences segment. Clontech’s results of operations are reported separately as discontinued operations. During the three months ended March 31, 2006, the Company recorded certain post-closing adjustments to discontinued operations.

Results of discontinued operations were as follows:

	Three Months Ended March 31,		Six Months Ended March 31,

	2006	2005	2006	2005

Revenues	$—	$15,236	$—	$28,675

(Loss) income from discontinued operations before income taxes	(3,500)	2,656	(3,500)	4,232
Income tax benefit (provision)	1,330	(1,015)	1,330	(1,638)

(Loss) income From discontinued operations, net	$(2,170)	$1,641	$(2,170)	$2,594

The Company has separately presented operating, investing and financing cash flows attributable to discontinued operations, which in the prior year were reported on a combined basis. In addition, the Consolidated Statements of Cash Flows for prior annual and interim periods were revised as follows:

	Three Months Ended December 31,		Years Ended September 30,

	2005	2004	2005	2004	2003

Discontinued Operations (Revised)
Net cash (used for) provided by operating activities	$—	$(1,458)	$1,000	$(1,063)	$2,153
Net cash (used for) provided by investing activities	—	(53)	1,260	(1,601)	(330)
Net cash used for financing activities	—	(6)	(15)	(62)	(2,826)

Net Cash (Used for) Provided by Discontinued
Operations	$—	$(1,517)	$2,245	$(2,726)	$(1,003)

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

The results of our strategies are reflected in our second quarter 2006 financial and operational performance. BD reported second quarter revenues of $1.449 billion, an increase of 6% from the same period a year ago, and reflected volume increases of approximately 9%, offset by a decrease due to unfavorable foreign currency translation of approximately 3%. Sales in the United States of safety-engineered devices grew 13% to $220 million in the second quarter of 2006.International sales of safety-engineered devices grew 14% to $77 million in the second quarter of 2006, including an estimated 4 to 5 percent unfavorable impact due to foreign currency translation. Overall, international revenue growth of 2% for the three-month period included a 5% unfavorable impact of foreign currency translation for the three-month period. As further discussed in our 2005 Annual Report on Form 10-K, we face currency exposure that arises from translating the results of our worldwide operations to the U.S. dollar at exchange rates that have fluctuated from the beginning of the period. We purchase option and forward contracts to partially protect against adverse foreign exchange rate movements.

Our balance sheet remains strong with net cash provided by continuing operations at approximately $380 million for the six months ended March 31, 2006, and our debt-to-capitalization ratio (shareholders’ equity, net non-current deferred income tax liabilities, and debt) decreasing to 25.7% at March 31, 2006 from 27.3% at September 30, 2005.

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

During fiscal 2006, we continued to experience higher resin purchase costs, primarily due to recent increases in world oil prices. BD purchases supplies of resins, which are oil-based components used in the manufacture of certain products. The impact of any further increases in resin purchase costs for the remainder of the year are expected to be mitigated through continued improvement in our profit margins resulting from increased sales of products with higher margins, cost reduction programs, productivity improvements and, to a lesser extent, periodic price increases and adjustments.

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

On February 14, 2006, BD acquired GeneOhm Sciences, Inc. (“GeneOhm”), a company that has developed molecular diagnostic testing for the rapid detection of bacterial organisms, including those known to cause healthcare-associated infections. In connection with the acquisition, BD incurred a charge of $53 million for acquired in-process research and development. See Note 8 for additional discussion.

Results of Operations

Revenues

Refer to Note 5 in the Notes to Condensed Consolidated Financial Statements for segment financial data.

Medical Segment – Second quarter revenues of $795 million represented an increase of $64 million, or 9%, from the prior year’s quarter, including an estimated $19 million or a 3% unfavorable impact due to foreign currency translation. Primary drivers of this growth were strong sales in the Diabetes Care and Pharmaceutical Systems units. Medical revenues also reflect the continued conversion in the United States to safety-engineered products, which accounted for sales of $123 million, as compared with $115 million in the prior year’s quarter. The growth rate of safety-engineered products benefited, in part, from a favorable comparison to the prior year’s second quarter revenues, which were negatively impacted by reductions in inventory by a major U.S. distributor. International sales of safety-engineered products of $22 million grew 7% from the prior year’s quarter, including an estimated 3 to 4 percent unfavorable impact due to foreign currency translation. For the six-month period ended March 31, 2006, U.S. sales of safety-engineered products were $255 million, as compared with $241 million in the prior year’s period. In addition, international sales of safety-engineered products of $44 million grew 13% from the prior year’s period, including an estimated 2 to 3 percent unfavorable impact due to foreign currency translation. For the six-month period ended March 31, 2006, total BD Medical segment revenues increased by 10% from the prior year period.

Diagnostics Segment – Second quarter revenues of $434 million represented an increase of $4 million, or 1%, over the prior year quarter, including an estimated $10 million, or 2%, unfavorable impact due to foreign currency translation. The Preanalytical Systems unit of the segment reported revenue growth of 11 percent over the prior year’s quarter, benefiting from both BD Vacutainer Push Button Blood Collection Set sales in the current year’s quarter and a favorable comparison to the prior year’s revenues, which were negatively impacted by reductions in inventory by a major U.S. distributor. U.S. sales of safety-engineered products totaled $97 million, compared with $79 million in the prior year’s quarter. International sales of safety-engineered products of $55 million grew 16% from the prior year’s quarter, including an estimated 4 to 5 percent unfavorable impact due to foreign currency translation. For the six-month period ended March 31, 2006, the Preanalytical Systems unit of the segment reported 9% revenue growth and included U.S. sales of safety-engineered products of $193 million, compared with $165 million in the prior year’s period. Preanalytical Systems revenues for the six-month period also included international sales of safety-engineered products of $107 million, which grew 18% from the prior year’s period, including an estimated 3 to 4 percent unfavorable impact due to foreign currency translation. Second quarter revenues in the Diagnostics Systems unit of the segment declined 8%, despite strong sales from diagnostic instrument platforms. This decline in revenues was primarily due to a relatively mild flu season in fiscal 2006 compared with 2005, in both Japan and the United States. In addition, second quarter revenues were negatively impacted by the timing of early sales of flu diagnostic tests in the first fiscal quarter of 2006 and a comparison to strong sales of flu diagnostic tests in the prior year’s quarter in Japan. For the six-month period ended March 31, 2006, total BD Diagnostics segment revenues increased by 4% from the prior year period.

Biosciences Segment – Second quarter revenues of $220 million represented an increase of $16 million or 8% over the prior year’s quarter, including an estimated $7 million, or 3%, unfavorable impact due to foreign currency translation. Flow cytometry instruments and reagent sales continued to be the primary growth contributors. Sales in the Discovery Labware unit as well as sales of cell imaging products also contributed to sales growth. For the six-month period ended March 31, 2006, total BD Biosciences segment revenues increased by 9% from the prior year period, representing continued strong sales of flow cytometry instruments and reagents.

Segment Operating Income

Medical Segment
 Segment operating income for the second quarter was $193 million, or 24.3% of Medical revenues, compared to $162 million, or 22.2%, in the prior year’s quarter. The increase in operating income as a percentage of revenues reflected increased sales of products that have relatively high gross profit margins, in particular insulin delivery products, and improved manufacturing efficiencies which more than offset higher raw material costs associated with resin-based products. See further discussion on gross profit margin below. Selling and administrative expense as a percent of Medical revenues in the second quarter of 2006 was low compared with the second quarter of 2005. Certain incremental investments to support the BGM initiative were more than offset by tight controls on base spending. Research and development expenses for the quarter grew 8.3% as the segment continues to invest in the development of innovative products. Segment operating income for the six-month period was $407 million, or 26.0% of Medical revenues, compared to $326 million, or 22.9%, in the prior year’s period.

Diagnostics Segment
 Segment operating income for the second quarter was $60 million, or 13.8% of Diagnostics revenues, compared to $117 million, or 27.2%, in the prior year’s quarter. Segment operating income for the current quarter includes the in-process research and development charge of $53 million associated with the GeneOhm acquisition, as further discussed above, which reduced operating income as a percentage of Diagnostics revenues by 12.3%. Gross profit margin was slightly lower than the second quarter of 2005, in part, due to lower flu diagnostic revenues, which have relatively high overall gross profit margins. See further discussion on gross profit margin below. Selling and administrative expense as a percentage of Diagnostics revenues in the second quarter of 2006 was slightly below the comparable amount in the second quarter of 2005 primarily due to tight controls on spending. Research and development expenses in the second quarter of 2006 increased $56 million, which includes the in-process research and development charge. Segment operating income for the six-month period was $181 million, or 20.6% of Diagnostics revenues, compared to $220 million, or 26.0%, in the prior year’s period.

Biosciences Segment
Segment operating income for the second quarter was $54 million, or 24.6% of Biosciences revenues, compared to $46 million, or 22.6%, in the prior year’s quarter. The increase in operating income as a percentage of revenues reflected an increase in sales of products, in particular, flow cytometry instruments and reagents. Selling and administrative expense as a percent of Biosciences revenues for the quarter was lower compared with the prior year’s quarter. This decrease was attributable to revenue growth combined with continued effective spending control. Research and development expenses in the prior year’s quarter increased $1.4 million, or 8.8%, reflecting spending on new product development. Segment operating income for the six-month period was $101 million, or 24.1% of Biosciences revenues, compared to $83 million, or 21.7%, in the prior year’s period.

Gross Profit Margin
 Gross profit margin was 51.0% for the second quarter and 51.6% for the six-month period, compared with 50.3% and 50.5%, respectively, for the comparable prior year periods. Gross profit margin in the second quarter of fiscal 2006 as compared to the prior period reflected an estimated 1.0% improvement relating to increased sales of products with relatively high margins. This improvement was partially offset by an estimated 0.3%, primarily relating to higher raw material costs and an increase in share-based compensation. Gross profit margin in the six-month period of fiscal 2006 as compared to the prior period reflected an estimated 1.0% improvement relating to increased sales of products with relatively high margins, an estimated 0.3% improvement associated primarily with productivity gains and a 0.2% improvement resulting from foreign currency activity. These gross profit margin improvements were partially offset by an estimated 0.2% relating to higher raw material costs and an increase in share-based compensation of 0.2%. We expect gross profit margin to improve, on a reported basis, by about 50 to 60 basis points in fiscal 2006.

Selling and Administrative Expense
 Selling and administrative expense was 25.5% of revenues for the second quarter and 25.8% for the six-month period, compared with 26.8% and 26.7%, respectively, for the prior year’s periods. Aggregate expenses for the current period reflect increases in base spending of $10 million, in line with inflation, in expenses related to the BGM initiative of $7 million and in share-based compensation expense of $5 million. These increases in selling and administrative expense were partially offset by proceeds from an insurance settlement of $10 million received in connection with the Company’s previously owned latex glove business and a favorable foreign exchange impact of $9 million. Aggregate expenses in the six-month period reflect increases in share-based compensation expense of $21 million, in base spending of $16 million, in line with inflation, and in expenses related to the BGM initiative of $15 million. These increases were partially offset by proceeds from insurance settlements of $17 million, as further discussed above, and a favorable foreign exchange impact of $14 million. Selling and administrative expense as a percentage of revenues is expected to decrease, on a reported basis, by about 40 basis points in fiscal 2006.

Research and Development Expense
 Research and development expense was $129 million, or 8.9% of revenues for the second quarter, compared with the prior year’s amount of $66 million, or 4.8% of revenues. Research and development expense was $198 million, or 6.9% of revenues for the six-month period in the current year, compared with the prior year’s amount of $128 million, or 4.8% of revenues. The in-process research and development charge of $53 million associated with the GeneOhm acquisition was recorded to research and development expense in the three and six-month periods of 2006, respectively. Research and development expenditures also reflect increased spending for new programs in each of our segments for the three and six-month periods of 2006. We anticipate research and development expense to increase, on a reported basis, about 33% for fiscal 2006, including the in-process research and development charge.

Non-Operating Expense and Income
 Interest expense increased to $20 million in the second quarter and $37 million in the six-month period compared with $13 million and $27 million, respectively, for the prior year’s periods. These increases reflect higher debt levels and the impact of higher interest rates on floating rate debt and on interest rate swap transactions, consisting of fair value hedges of certain fixed-rate debt instruments, under which the difference between fixed and floating interest rates is exchanged at specified intervals. Interest income increased to $17 million in the second quarter and $32 million in the six-month period from $8 million and $14 million, respectively, in the prior year’s periods. These increases reflect higher interest rates and cash balances.

Income Taxes
 The income tax rate was 33.9% for the second quarter. The six-month tax rate was 30.0% compared with the prior year’s rate of 21.8%. The increase is principally due to the lack of a tax benefit related to the acquired in-process research and development charge associated with the GeneOhm acquisition. The six-month rate reflected a provision of approximately 0.3% relating to proceeds received from insurance settlements, as further discussed above. The prior year’s rate reflected an estimated 2.3% benefit due to the reversal of tax reserves in the first quarter in connection with the conclusion of tax examinations in four non-U.S. jurisdictions. The Company expects the reported tax rate for the full year to be approximately 27%.

Income from Continuing Operations and Diluted Earnings Per Share from Continuing Operations
 Income from continuing operations and diluted earnings per share from continuing operations for the second quarter of 2006 were $156 million and 60 cents, respectively. This compared with income from continuing operations and diluted earnings per share from continuing operations for the prior year’s second quarter of $187 million and 71 cents, respectively. The in-process research and development charge associated with the GeneOhm acquisition reduced income from continuing operations for the current quarter by $53 million and diluted earnings per share from continuing operations by 21 cents. Proceeds from an insurance settlement increased income from continuing operations for the current quarter by $10 million and diluted earnings per share from continuing operations by 2 cents. For the six-month periods, income from continuing operations and diluted earnings per share from continuing operations were $374 million and $1.45, respectively, in 2006, which reflected the in-process research and development charge, and $381 million and $1.45, respectively, in 2005. Proceeds from insurance settlements increased income from continuing operations in the six-month period by $17 million and diluted earnings per share from continuing operations by 4 cents. The prior year’s six-month period included the effect of the reversal of tax reserves, as further discussed above, which increased income from continuing operations by $11 million and diluted earnings per share from continuing operations by 4 cents.

Liquidity and Capital Resources
 Net cash provided by continuing operating activities, which continues to be our primary source of funds to finance operating needs and capital expenditures, was $380 million during the first six months of fiscal 2006, and $462 million in the same period in fiscal 2005. The decrease to the change in working capital of $228 million in the first six months of fiscal 2006, as compared to the prior year’s period of $83 million, was primarily due to a decrease in accounts payable and accrued expenses. Net cash provided by operations in the current period was reduced by a change in the pension obligation of $105 million, which reflected a discretionary cash contribution of $150 million in the first quarter of 2006.

Net cash used for continuing investing activities for the first six months of the current year was $433 million, compared to $159 million in the prior year period. The current year amount reflects $230 million of cash paid for the GeneOhm acquisition. Capital expenditures were $151 million in the first six months of fiscal 2006 and $108 million in the same period in fiscal 2005. We expect capital spending for fiscal 2006 to be in the $400 million range.

Net cash used for continuing financing activities in the first six months of the current year was

$211 million, compared to $206 million in the prior year period. As of March 31, 2006, total debt of $1.3 billion represented 25.7% of total capital (shareholders’ equity, net non-current deferred income tax liabilities, and debt), versus 27.3% at September 30, 2005. Short-term debt increased to 24% of total debt at the end of the six month period, from 16% at September 30, 2005.

For the first six months of the current and prior year, the Company repurchased approximately $225 million of its common stock. At March 31, 2006, approximately 0.7 million common shares remained available for purchase pursuant to a repurchase program for 10 million shares authorized by the Board of Directors (the “Board”) in November 2004. The Board authorized an additional repurchase program for 10 million shares in November 2005. Stock repurchases were offset, in part, by the issuance of common stock from treasury due to the exercising of stock options by employees.

We have in place a commercial paper borrowing program that is available to meet our short-term financing needs, including working capital requirements. Borrowings outstanding under this program were $200 million at March 31, 2006. We maintain a $900 million syndicated credit facility in order to provide backup support for our commercial paper program and for other general corporate purposes. This credit facility expires in August 2009 and includes a single financial covenant that requires BD to maintain an interest expense coverage ratio (ratio of earnings before income taxes, depreciation and amortization to interest expense) of not less than 5-to-1 for the most recent four consecutive fiscal quarters. On the last eight measurement dates, this ratio had ranged from 19-to-1 to 21-to-1. The facility, under which there were no borrowings outstanding at March 31, 2006, can be used to support the commercial paper program or for general corporate purposes. In addition, we have informal lines of credit outside the United States.

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

As of March 31, 2006, we repatriated approximately $690 million of the approximately $1.3 billion of foreign earnings expected to be repatriated pursuant to our approved plan under the American Jobs Creation Act of 2004.

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

•	Fluctuations in energy costs and their effect on, among other things, the costs of producing our products.

•	Fluctuations in the cost and availability of raw materials and the ability to maintain favorable supplier arrangements and relationships (particularly with respect to sole-source suppliers)

and the potential adverse effects of any disruption in the availability of such raw materials.

•	Our ability to obtain the anticipated benefits of any restructuring programs, if any, that we may undertake.

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

Item 4. Controls and Procedures

An evaluation was carried out by BD’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of BD’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of March 31, 2006. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were, as of the end of the period covered by this report, adequate and effective to ensure that material information relating to BD and its consolidated subsidiaries would be made known to them by others within these entities. There were no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2006 identified in connection with the above-referenced evaluation that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

We are involved, both as a plaintiff and a defendant, in various legal proceedings which arise in the ordinary course of business, including product liability and environmental matters as set forth in our 2005 Annual Report on Form 10-K and in our Quarterly Report on Form 10-Q for the first quarter of fiscal year 2006.

Given the uncertain nature of litigation generally, BD is not able in all cases to estimate the amount or range of loss that could result from an unfavorable outcome of the litigation to which BD is a party. In accordance with U.S. generally accepted accounting principles, BD establishes accruals to the extent probable future losses are estimable (in the case of environmental matters, without considering possible third-party recoveries). In view of the uncertainties of litigation, BD could incur charges in excess of any currently established accruals and, to the extent available, excess liability insurance. In the opinion of management, any such future charges, individually or in the aggregate, could have a material adverse effect on BD’s consolidated results of operations and consolidated cash flows in the period or periods in which they are recorded or paid.

Item 1A.	Risk Factors

Not applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth certain information regarding our purchases of common stock of BD during the fiscal quarter ended March 31, 2006.

Issuer Purchases of Equity Securities

For the three months ended March 31, 2006	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)

January 1 – 31, 2006	22,449	$63.64	—	12,644,914
February 1 – 28, 2006	1,160,213	$64.19	1,150,000	11,494,914
March 1 – 31, 2006	794,900	$63.70	794,900	10,700,014

Total	1,977,562	$63.99	1,944,900	10,700,014

(1)

Includes for the quarter 4,747 shares purchased in open market transactions by the trustee under BD’s Deferred Compensation Plan and 1996 Directors’ Deferral Plan. Also includes 27,915 shares delivered to the Company in connection with stock option exercises.

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

The other directors whose term of office as a director continued after the meeting are: Basil L. Anderson, Henry P. Becton, Jr., Edward F. DeGraan, Gary A. Mecklenburg, James F. Orr, James E. Perrella, Alfred Sommer and Margaretha af Ugglas.

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

Item 5.	Other Information.

Not applicable.

Item 6.	Exhibits

Exhibit 10(s)	Amended and Restated Aircraft Time Sharing Agreement between Becton, Dickinson and Company and Edward J. Ludwig dated as of March 28, 2006.

Exhibit 31	Certifications of Chief Executive Officer and Chief Financial Officer, pursuant to SEC Rule 13a - 14(a).

Exhibit 32	Certifications of Chief Executive Officer and Chief Financial Officer, pursuant to Rule 13a - 14(b) and Section 1350 of Chapter 63 of Title 18 of the U.S. Code.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Becton, Dickinson and Company

(Registrant)

Dated: May 9, 2006

/s/ John R. Considine

John R. Considine
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

/s/ William A. Tozzi

William A. Tozzi
Vice President and Controller
(Chief Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibits

10(s)	Amended and Restated Aircraft Time Sharing Agreement between Becton, Dickinson and Company and Edward J. Ludwig dated as of March 28, 2006.

31	Certifications of Chief Executive Officer and Chief Financial Officer, pursuant to SEC Rule 13a - 14(a).

32	Certifications of Chief Executive Officer and Chief Financial Officer, pursuant to Rule 13a - 14(b) and Section 1350 of Chapter 63 of Title 18 of the U.S. Code.