Form 10-Q
period 2006-06-30
BECTON DICKINSON & CO
filed 2006-08-08
CIK 10795

FORM 10-Q
UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________________________________ to _________________

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
          Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐

          Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

          Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Shares Outstanding as of June 30, 2006

Common stock, par value $1.00	244,691,809

BECTON, DICKINSON AND COMPANY
FORM 10-Q
For the quarterly period ended June 30, 2006

ITEM 1. FINANCIAL STATEMENTS
BECTON, DICKINSON AND COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
Thousands of Dollars

	June 30, 2006	September 30, 2005

	(Unaudited)
Assets
Current Assets:
Cash and equivalents	$720,995	$1,042,890
Short-term investments	96,918	86,808
Trade receivables, net	889,229	842,806
Inventories:
Materials	111,344	93,963
Work in process	159,209	139,772
Finished products	605,833	542,214

	876,386	775,949
Prepaid expenses, deferred taxes and other	240,725	226,861

Total Current Assets	2,824,253	2,975,314

Property, plant and equipment	4,570,276	4,305,129
Less allowances for depreciation and amortization	2,554,849	2,371,411

	2,015,427	1,933,718

Goodwill	561,600	470,049
Core and Developed Technology, Net	247,407	165,381
Other Intangibles, Net	99,410	101,558
Capitalized Software, Net	196,270	229,793
Other	266,826	196,156

Total Assets	$6,211,193	$6,071,969

Liabilities and Shareholders’ Equity

Current Liabilities:
Short-term debt	$308,967	$206,509
Payables and accrued expenses	1,057,926	1,092,866

Total Current Liabilities	1,366,893	1,299,375

Long-Term Debt	953,973	1,060,833

Long-Term Employee Benefit Obligations	226,910	301,933

Deferred Income Taxes and Other	106,944	125,876

Commitments and Contingencies

Shareholders’ Equity:
Common stock	332,662	332,662
Capital in excess of par value	814,481	615,846
Retained earnings	5,224,571	4,805,852
Deferred compensation	10,831	10,280
Common shares in treasury – at cost	(2,691,472)	(2,297,493)
Accumulated other comprehensive loss	(134,600)	(183,195)

Total Shareholders’ Equity	3,556,473	3,283,952

Total Liabilities and Shareholders’ Equity	$6,211,193	$6,071,969

See notes to condensed consolidated financial statements

BECTON, DICKINSON AND COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Thousands of Dollars, Except Per-share Data
(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,

	2006	2005	2006	2005

Revenues	$1,483,698	$1,381,306	$4,347,076	$4,035,205

Cost of products sold	732,943	686,764	2,119,320	1,999,283
Selling and administrative	393,782	365,919	1,131,434	1,073,346
Research and development	77,967	67,003	276,391	195,074

Total Operating Costs and Expenses	1,204,692	1,119,686	3,527,145	3,267,703

Operating Income	279,006	261,620	819,931	767,502

Interest expense	(15,425)	(13,695)	(51,990)	(41,066)
Interest income	12,146	10,134	43,808	23,827
Other expense, net	(2,386)	(984)	(3,999)	(6,087)

Income From Continuing Operations Before Income Taxes	273,341	257,075	807,750	744,176

Income tax provision	66,968	67,274	227,279	173,468

Income From Continuing Operations	206,373	189,801	580,471	570,708

(Loss) Income From Discontinued Operations, net	—	(133)	(2,170)	2,461

Net Income	$206,373	$189,668	$578,301	$573,169

Basic Earnings Per Share:
Income from Continuing Operations	$0.84	$0.75	$2.34	$2.26
(Loss) Income from Discontinued Operations	—	—	(0.01)	0.01

Basic Earnings Per Share (A)	$0.84	$0.75	$2.34	$2.27

Diluted Earnings Per Share:
Income from Continuing Operations	$0.81	$0.73	$2.26	$2.18
(Loss) Income from Discontinued Operations	—	—	(0.01)	0.01

Diluted Earnings Per Share	$0.81	$0.73	$2.25	$2.19

Dividends Per Common Share	$0.215	$0.18	$0.645	$0.54

(A): Total per share amounts may not add due to rounding.

See notes to condensed consolidated financial statements

BECTON, DICKINSON AND COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Thousands of Dollars
(Unaudited)

	Nine Months Ended June 30,

	2006	2005

Operating Activities
Net income	$578,301	$573,169
Loss (Income) from discontinued operations, net	2,170	(2,461)

Income from continuing operations	580,471	570,708
Adjustments to income from continuing operations to derive net cash provided by operating activities, net of amounts acquired:
Depreciation and amortization	297,966	288,228
Share-based compensation	80,664	45,024
Deferred income taxes	(53,785)	(3,331)
Acquired in-process research and development	53,300	—
Change in working capital	(221,938)	(48,660)
Pension obligation	(85,453)	(73,990)
Other, net	26,387	14,288

Net Cash Provided by Continuing Operating Activities	677,612	792,267

Investing Activities
Capital expenditures	(259,108)	(175,328)
Capitalized software	(17,240)	(14,816)
Purchases of investments, net	(13,594)	(40,895)
Acquisition of GeneOhm, net of cash acquired	(231,051)	—
Other, net	(45,045)	(59,736)

Net Cash Used for Continuing Investing Activities	(566,038)	(290,775)

Financing Activities
Change in short-term debt	2,042	195,177
Payments of long-term debt	(617)	(104,466)
Repurchase of common stock	(432,964)	(409,229)
Issuance of common stock from treasury	117,047	113,373
Excess tax benefit from stock option exercises	32,998	30,804
Dividends paid	(159,582)	(137,527)

Net Cash Used for Continuing Financing Activities	(441,076)	(311,868)

Discontinued Operations (Revised – See Note 9)
Net cash (used for) provided by operating activities	—	4,403
Net cash provided by investing activities	—	1,698
Net cash used for financing activities	—	(14)

Net Cash Provided by Discontinued Operations	—	6,087

Effect of exchange rate changes on cash and equivalents	7,607	3,302

Net (decrease) increase in cash and equivalents	(321,895)	199,013

Opening Cash and Equivalents	1,042,890	719,378

Closing Cash and Equivalents	$720,995	$918,391

See notes to condensed consolidated financial statements

BECTON, DICKINSON AND COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Dollar and Share Amounts in Thousands, Except Per-share Data
June 30, 2006

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

Note 2 – Comprehensive Income

Comprehensive income was comprised of the following:

	Three Months Ended June 30,		Nine Months Ended June 30,

	2006	2005	2006	2005

Net Income	$206,373	$189,668	$578,301	$573,169
Other Comprehensive Income (Loss), Net of Tax
Foreign currency translation adjustments	54,607	(123,016)	51,688	(369)
Unrealized (losses) gains on investments, net of amounts recognized	(107)	2,246	(2,694)	(25)
Unrealized losses on cash flow hedges, net of amounts realized	(1,486)	(1,835)	(399)	(4,383)

Comprehensive Income	$259,387	$67,063	$626,896	$568,392

The amount of unrealized losses or gains on investments and cash flow hedges in comprehensive income has been adjusted to reflect any realized gains and recognized losses included in net income during the three and nine months ended June 30, 2006 and 2005.

Note 3 - Earnings per Share

The computations of basic and diluted earnings per share (shares in thousands) were as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,

	2006	2005	2006	2005

Income from continuing operations	$206,373	$189,801	$580,471	$570,708
Preferred stock dividends	—	—	—	(367)

Income from continuing operations available to common shareholders (A)	206,373	189,801	580,471	570,341

Preferred stock dividends – using “if converted” method	—	—	—	367

Income from continuing operations available to common shareholders after assumed conversions (B)	$206,373	$189,801	$580,471	$570,708

Average common shares outstanding (C)	246,633	251,866	247,588	252,167
Dilutive stock equivalents from stock plans	8,437	8,233	8,912	8,912
Shares issuable upon conversion of preferred stock	—	—	—	818

Average common and common equivalent shares outstanding – assuming dilution (D)	255,070	260,099	256,500	261,897

Basic earnings per share – income from continuing operations (A/C)	$0.84	$0.75	$2.34	$2.26

Diluted earnings per share - income from continuing operations (B/D)	$0.81	$0.73	$2.26	$2.18

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

	Three Months Ended June 30,		Nine Months Ended June 30,

	2006	2005	2006	2005

Revenues
Medical	$828,469	$770,218	$2,394,506	$2,195,705
Diagnostics	436,413	410,743	1,314,347	1,254,295
Biosciences	218,816	200,345	638,223	585,205

Total Revenues (A)	$1,483,698	$1,381,306	$4,347,076	$4,035,205

	Three Months Ended June 30,		Nine Months Ended June 30,

	2006	2005	2006		2005

Segment Operating Income
Medical	$203,135	$187,820	$609,737		$513,625
Diagnostics	106,013	102,749	287,252	(B)	322,424
Biosciences	50,578	36,903	151,655		120,380

Total Segment Operating Income	359,726	327,472	1,048,644		956,429
Unallocated Items (C)	(86,385)	(70,397)	(240,894)		(212,253)

Income from Continuing Operations Before Income Taxes	$273,341	$257,075	$807,750		$744,176

	Three Months Ended June 30,		Nine Months Ended June 30,

	2006	2005	2006	2005

Revenues by Organizational Units
BD Medical
Medical Surgical Systems	$448,116	$420,494	$1,300,859	$1,232,350
Diabetes Care	190,092	171,315	562,082	492,189
Pharmaceutical Systems	174,080	163,037	484,952	426,493
Ophthalmic Systems	16,181	15,372	46,613	44,673

	$828,469	$770,218	$2,394,506	$2,195,705

BD Diagnostics
Preanalytical Systems	$239,498	$222,826	$688,523	$636,182
Diagnostic Systems	196,915	187,917	625,824	618,113

	$436,413	$410,743	$1,314,347	$1,254,295

BD Biosciences
Immunocytometry Systems	$123,974	$110,853	$360,400	$324,713
Pharmingen	39,295	36,402	117,838	108,028
Discovery Labware	55,547	53,090	159,985	152,464

	$218,816	$200,345	$638,223	$585,205

Total	$1,483,698	$1,381,306	$4,347,076	$4,035,205

(A)	Intersegment revenues are not material.

(B)	Includes the in-process research and development charge related to the GeneOhm acquisition. See Note 8 for additional information.

(C)	Includes primarily share-based compensation expense; interest, net; foreign exchange; and corporate expenses.

Note 6 – Share-Based Compensation

The Company grants share-based awards under the 2004 Employee and Director Equity-Based Compensation Plan (the “2004 Plan”), which provides for long-term incentive compensation to employees and directors. The Company believes such awards align the interests of its employees and directors with those of its shareholders.

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

Share-based compensation expense reduced the Company’s results of operations as follows:

	Three Months Ended June 30,			Nine Months Ended June 30,

	2006	2005		2006	2005

Selling and administrative expense	$16,294	$13,029		$58,868	$34,884
Cost of products sold	3,647	2,385		13,326	6,293
Research and development expense	2,276	1,465		8,470	3,847

Income From Continuing Operations Before Income Taxes	$22,217	$16,879		$80,664	$45,024

Net Income	$14,951	$12,236	(A)	$54,084	$32,693	(A)

(A) Share-based compensation attributable to discontinued operations was not material.

The increase in share-based compensation is primarily attributable to higher expense associated with certain fiscal 2005 and fiscal 2006 grants. These grants include a higher percentage of restricted stock units that have a shorter vesting period than previous grants. In addition, these grants reflect a shortened requisite service period resulting from such awards being recognized through the period ending of the earlier of the employees’ retirement eligibility date or the vesting date. Prior to fiscal 2005, grants were recognized through the vesting date.

The amount of unrecognized compensation expense for all non-vested share-based awards as of June 30, 2006 was approximately $138,437, which is expected to be recognized over a weighted-average remaining life of approximately 2.06 years.

The fair values of SARs granted during the annual share-based grant in November of 2005 and stock options granted during the annual share-based grant in November of 2004 were estimated on the date of grant using a lattice-based binomial valuation model based on the following assumptions: risk-free interest rates of 4.48% and 3.93%, respectively; expected volatility of 28% and 29%, respectively; expected dividend yield of 1.46% and 1.28%, respectively; and expected life of 6.5 years for both periods.

Note 7 – Benefit Plans

The Company has defined benefit pension plans covering substantially all of its employees in the United States and certain foreign locations. The Company also provides certain postretirement healthcare and life insurance benefits to qualifying domestic retirees. Other postretirement benefit plans in foreign countries are not material.

Net pension and postretirement cost included the following components for the three months ended June 30:

	Pension Plans		Other Postretirement Benefits

	2006	2005	2006	2005

Service cost	$18,004	$15,294	$1,017	$913
Interest cost	17,443	16,698	3,716	3,832
Expected return on plan assets	(19,385)	(14,710)	—	—
Amortization of prior service cost	47	83	(1,558)	(1,558)
Amortization of loss	6,745	5,708	1,753	1,520
Other	—	—	16	16

Net pension and postretirement cost	$22,854	$23,073	$4,944	$4,723

Net pension and postretirement cost included the following components for the nine months ended June 30:

	Pension Plans		Other Postretirement Benefits

	2006	2005	2006	2005

Service cost	$54,498	$45,882	$3,051	$2,739
Interest cost	52,798	50,094	11,148	11,496
Expected return on plan assets	(58,678)	(44,130)	—	—
Amortization of prior service cost	142	249	(4,674)	(4,674)
Amortization of loss	20,417	17,124	5,259	4,560
Other	—	—	48	48

Net pension and postretirement costs	$69,177	$69,219	$14,832	$14,169

The Company made discretionary contributions to its U.S. pension plan of $150,000 and $50,000 during the first quarter of 2006 and 2005, respectively, and $35,000 and $33,000 in the second and third quarters of 2005, respectively. In addition, the Company made a discretionary contribution to a foreign pension plan of approximately $18,000 during the first quarter of 2005.

Note 8 – Acquisition

On February 14, 2006, the Company acquired GeneOhm Sciences, Inc. (“GeneOhm”), a company that develops molecular diagnostic testing for the rapid detection of bacterial organisms, including those known to cause healthcare-associated infections. The acquisition provides the Company with expanded entry into the emerging field of healthcare-associated infections. The acquisition was accounted for as a business combination and the results of operations of GeneOhm were included in the Company’s results as of the acquisition date. Pro forma information was not provided as the acquisition did not have a material effect on the Company’s consolidated results. The purchase price consisted of an up-front cash payment of $231,051, including transaction costs, and the purchase contract provides for additional contingent payments of up to $25,000, based on future events occurring on or before December 31, 2007. The purchase price was allocated based upon the fair values of the assets and liabilities acquired. The allocation of the purchase price resulted in deferred tax assets of $34,888 consisting of net operating loss carry forwards and credits; other intangible assets, primarily core and developed technology, of $92,300; deferred tax liabilities of $31,400 associated with other intangible assets, and other net assets of $2,508. Core and developed technology will be amortized on a straight-line basis over its estimated useful life of approximately 15 years. The excess of the purchase price over the fair value of the assets acquired of $79,455 was recorded as goodwill, which was allocated to the Diagnostics segment. In connection with the acquisition, the Company also incurred a non-deductible charge of $53,300 for acquired in-process research and development, which was recorded as Research and development expense. This charge, based on fair value, is associated with several products that have not reached technological feasibility and do not have alternative future use at the acquisition date. The fair value of each product was determined based upon the present value of projected cash flows utilizing an income approach reflecting the appropriate risk-adjusted discount rate based on the applicable technological and commercial risk of each product. These cash flows took into account the income and expenses associated with the further development and commercialization of the underlying products. The ongoing activity associated with each of these products is not material to the Company’s research and development expense.

Note 9 – Discontinued Operations

In August 2005, the Company completed the sale of the Clontech unit of the Biosciences segment. Clontech’s results of operations are reported separately as discontinued operations. During the second quarter of 2006, the Company recorded certain post-closing adjustments to discontinued operations.

Results of discontinued operations were as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,

	2006	2005	2006	2005

Revenues	$—	$12,145	$—	$40,820

(Loss) income from discontinued operations before income taxes	—	(224)	(3,500)	4,008
Income tax benefit (provision)	—	91	1,330	(1,547)

(Loss) income from discontinued operations, net	$—	$(133)	$(2,170)	$2,461

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

The results of our strategies are reflected in our third quarter 2006 financial and operational performance. BD reported third quarter revenues of $1.484 billion, an increase of 7% from the same period a year ago, and reflected volume increases of approximately 8%, offset by a decrease due to unfavorable foreign currency translation of approximately 1%. Sales in the United States of safety-engineered devices grew 11% to $234 million in the third quarter of 2006, compared to the prior year’s period. International sales of safety-engineered devices grew 14% to $84 million in the third quarter of 2006, compared to the prior year’s period. Overall, international revenue growth of 5% for the three-month period included a 1% unfavorable impact of foreign currency translation for the three-month period. As further discussed in our 2005 Annual Report on Form 10-K, we face currency exposure that arises from translating the results of our worldwide operations to the U.S. dollar at exchange rates that fluctuate from the beginning of the period. We purchase option and forward contracts to partially protect against adverse foreign exchange rate movements.

Our balance sheet remains strong with net cash provided by continuing operations at approximately $678 million for the nine months ended June 30, 2006, and our debt-to-capitalization ratio (shareholders’ equity, net non-current deferred income tax liabilities, and debt) decreasing to 25.8% at June 30, 2006 from 27.3% at September 30, 2005.

Our ability to sustain our long-term growth will depend on a number of factors, including our ability to expand our core business (including geographical expansion), develop innovative new products with higher gross profit margins across our business segments, and continue to improve operating efficiency and organizational effectiveness. Numerous factors can affect our ability to achieve these goals, including without limitation, U.S. and global economic conditions, increased competition and healthcare cost containment initiatives. We believe that there are several important factors relating to our business that tend to reduce the impact on BD of any potential economic or political events in countries in which we do business, including the effects of possible healthcare system reforms. For example, since many of our products are used in necessary medical care, demand for such products tends not to be significantly affected by economic fluctuations. Other factors include the international nature of our business and our ability to meet the needs of the worldwide healthcare industry with cost-effective and innovative products.

BD purchases supplies of resins, which are oil-based components used in the manufacture of certain products. During fiscal 2006, we continued to experience higher resin purchase costs, primarily due to recent increases in world oil prices. While the impact of any further increases in resin purchase costs is not expected to be significant on our fiscal 2006 operating results, such increases could impact future operating results unless mitigated through continued improvement in our profit margins resulting from increased sales of products with higher margins, cost reduction programs, productivity improvements and, to a lesser extent, periodic price increases and adjustments.

Our anticipated revenue growth over the next three years, excluding any impact relating to foreign exchange, is expected to come from the following:

•	Business growth and expansion among all segments, and

•	Development in each business segment of new products and services that provide increased benefits to patients, healthcare workers and researchers.

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

Medical Segment

Third quarter revenues of $828 million represented an increase of $58 million, or 8%, from the prior year’s quarter, including an estimated $4 million, or 1%, unfavorable impact due to foreign currency translation. Strong sales in the Diabetes Care unit contributed to this growth. Medical revenues also reflect the continued conversion in the United States to safety-engineered products, which accounted for sales of $132 million, as compared with $119 million in the prior year’s quarter. International sales of safety-engineered products were $24 million, as compared with $22 million in the prior year’s quarter. For the nine-month period ended June 30, 2006, U.S. sales of safety-engineered products were $387 million, as compared with $360 million in the prior year’s period. In addition, international sales of safety-engineered products were $68 million, as compared with $61 million in the prior year’s period. For the nine-month period ended June 30, 2006, total BD Medical segment revenues increased by 9% from the prior year period.

Diagnostics Segment

Third quarter revenues of $436 million represented an increase of $26 million, or 6%, over the prior year quarter, including an estimated $2 million, or 1%, unfavorable impact due to foreign currency translation. The Preanalytical Systems unit of the segment reported revenue growth of 7% over the prior year’s quarter, benefiting from BD Vacutainer Push Button Blood Collection Set sales in the current year’s quarter. U.S. sales of safety-engineered products totaled $102 million, compared with $92 million in the prior year’s quarter. International sales of safety-engineered products totaled $60 million, compared with $52 million in the prior year’s quarter. For the nine-month period ended June 30, 2006, the Preanalytical Systems unit of the segment reported 8% revenue growth and included U.S. sales of safety-engineered products of $295 million, compared with $258 million in the prior year’s period. Preanalytical Systems revenues for the nine-month period also included international sales of safety-engineered products of $167 million, compared with $143 million in the prior year’s period. For the nine-month period ended June 30, 2006, total BD Diagnostics segment revenues increased by 5% from the prior year period.

Biosciences Segment

Third quarter revenues of $219 million represented an increase of $18 million, or 9%, over the prior year’s quarter, including an estimated $2 million, or 1%, unfavorable impact due to foreign currency translation. Sales of flow cytometry instruments and reagents, as well as cell imaging products, contributed to sales growth. For the nine-month period ended June 30, 2006, total BD Biosciences segment revenues increased by 9% from the prior year period, representing continued strong sales of flow cytometry instruments and reagents.

Segment Operating Income

Medical Segment

Segment operating income for the third quarter was $203 million, or 24.5%, of Medical revenues, compared to $188 million, or 24.4%, in the prior year’s quarter. The slight increase in operating income as a percentage of revenues reflected increased sales of products that have relatively high gross profit margins, in particular insulin delivery products, and improved manufacturing efficiencies that offset higher raw material costs associated with resin-based products. See further discussion on gross profit margin below. Selling and administrative expense as a percent of Medical revenues in the third quarter of 2006 was moderately lower compared with the third quarter of 2005. Certain incremental investments to support the blood glucose monitoring (“BGM”) initiative were partially offset by tight controls on base spending. Research and development expenses for the quarter increased $3 million, or 13%, reflecting investment in new products. Segment operating income for the nine-month period was $610 million, or 25.5% of Medical revenues, compared to $514 million, or 23.4%, in the prior year’s period.

Diagnostics Segment

Segment operating income for the third quarter was $106 million, or 24.3%, of Diagnostics revenues, compared to $103 million, or 25.0%, in the prior year’s quarter. Segment operating income for the current quarter includes the operating results of GeneOhm, as further discussed above, which reduced operating income as a percentage of Diagnostics revenues by approximately 2%. Gross profit margin was slightly lower than the third quarter of 2005. See further discussion on gross profit margin below. Selling and administrative expense as a percentage of Diagnostics revenues in the third quarter of 2006 was slightly above the comparable amount in the third quarter of 2005, primarily due to the impact of GeneOhm, which in turn was partially offset by tight controls on spending. Research and development expenses in the third quarter of 2006 increased $2.1 million or 10%, reflecting investment in new products. Segment operating income for the nine-month period was $287 million, or 21.9%, which included the in-process research and development charge of $53 million associated with the GeneOhm acquisition, of Diagnostics revenues, compared to $322 million, or 25.7%, in the prior year’s period.

Biosciences Segment

Segment operating income for the third quarter was $51 million, or 23.1%, of Biosciences revenues, compared to $37 million, or 18.4%, in the prior year’s quarter. The increase in operating income as a percentage of revenues reflected increased manufacturing efficiency, as well as an increase in sales of products with higher margins, in particular, flow cytometry instruments and reagents. Segment operating income for the three-month and nine-month periods in 2005 included a one-time fee of $7 million incurred in connection with the termination of a distribution agreement. Selling and administrative expense as a percent of Biosciences revenues for the quarter was lower compared with the prior year’s quarter, as a result of incurring the aforementioned termination fee in the prior year. Research and development expenses in the prior year’s quarter increased $1.5 million, or 10%, reflecting spending on new product development. Segment operating income for the nine-month period was $152 million, or 23.8% of Biosciences revenues, compared to $120 million, or 20.6%, in the prior year’s period.

Gross Profit Margin

Gross profit margin was 50.6% for the third quarter and 51.2% for the nine-month period, compared with 50.3% and 50.5%, respectively, for the comparable prior year periods. Gross profit margin in the third quarter of fiscal 2006 as compared to the prior period reflected an estimated 1.3% improvement relating to increased sales of products with relatively high margins and an estimated 0.2% improvement associated primarily with productivity gains. These improvements were partially offset by an estimated 0.9% impact from foreign currency translation, 0.2% relating to higher raw material costs and 0.1% relating to an increase in share-based compensation. Gross profit margin in the nine-month period of fiscal 2006 as compared to the prior period reflected an estimated 1.0% improvement relating to increased sales of products with relatively high margins and an estimated 0.3% improvement associated primarily with productivity gains. These gross profit margin improvements were partially offset by an estimated aggregate of 0.6% equally relating to higher raw material costs, an increase in share-based compensation and the impact from foreign exchange translation. We expect gross profit margin to improve, on a reported basis, by about 50 to 60 basis points in fiscal 2006.

Selling and Administrative Expense

Selling and administrative expense was 26.5% of revenues for each of the third quarter and the prior year’s period, and 26.0% for the nine-month period, compared with 26.6% for the prior nine-month period. Aggregate expenses for the current period reflect increases in base spending of $31 million, in line with inflation, in share-based compensation expense of $3 million and in expenses related to the BGM initiative of $2 million. These increases in selling and administrative expense were partially offset by a favorable foreign exchange impact of $4 million. Aggregate expenses in the nine-month period reflect increases in base spending of $47 million, in line with inflation, in share-based compensation expense of $24 million and in expenses related to the BGM initiative of $17 million. These increases were partially offset by a favorable foreign exchange impact of $18 million, and by proceeds from insurance settlements of $17 million received in connection with the Company’s previously owned latex glove business. Selling and administrative expense as a percentage of revenues is expected to decrease, on a reported basis, by about 50 basis points in fiscal 2006.

Research and Development Expense

Research and development expense was $78 million, or 5.3% of revenues for the third quarter, compared with the prior year’s amount of $67 million, or 4.9% of revenues. Research and development expense was $276 million, or 6.4% of revenues for the nine-month period in the current year, compared with the prior year’s amount of $195 million, or 4.8% of revenues. Research and development expenditures reflect increased spending for new programs in each of our segments for the three and nine-month periods of 2006. The in-process research and development charge of $53 million associated with the GeneOhm acquisition was included in research and development expense in the nine-month period of 2006. We anticipate research and development expense to increase, on a reported basis, about 32% for fiscal 2006, with approximately 19% being due to the in-process research and development charge.

Non-Operating Expense and Income

Interest expense increased to $15 million in the third quarter and $52 million in the nine-month period compared with $14 million and $41 million, respectively, for the prior year’s periods. The increase for the nine-month period reflects higher debt levels and the impact of higher interest rates on floating rate debt and on interest rate swap transactions, consisting of fair value hedges of certain fixed-rate debt instruments, under which the difference between fixed and floating interest rates is exchanged at specified intervals. Interest income increased to $12 million in the third quarter and $44 million in the nine-month period from $10 million and $24 million, respectively, in the prior year’s periods. These increases reflect higher interest rates and cash balances.

Income Taxes

The income tax rate was 24.5% for the third quarter. The nine-month tax rate was 28.1% compared with the prior year’s rate of 23.3%. The increase is principally due to the non-deductibility of the acquired in-process research and development charge associated with the

GeneOhm acquisition, as further discussed above. The nine-month rate also reflected an impact of approximately 0.2% relating to proceeds received from insurance settlements. The prior year’s rate reflected a favorable impact of approximately 1.5% due to the reversal of tax reserves in the first quarter in connection with the conclusion of tax examinations in four non-U.S. jurisdictions. The Company expects the reported tax rate for the full year to be approximately 27%.

Income from Continuing Operations and Diluted Earnings Per Share from Continuing Operations

Income from continuing operations and diluted earnings per share from continuing operations for the third quarter of 2006 were $206 million and 81 cents, respectively. Income from continuing operations and diluted earnings per share from continuing operations for the prior year’s third quarter were $190 million and 73 cents, respectively. For the nine-month periods, income from continuing operations and diluted earnings per share from continuing operations were $580 million and $2.26, respectively, in 2006, and $571 million and $2.18, respectively, in 2005. The in-process research and development charge associated with the GeneOhm acquisition reduced income from continuing operations for the current nine-month period by $53 million and diluted earnings per share from continuing operations by 21 cents. Proceeds from insurance settlements increased income from continuing operations in the current nine-month period by $17 million and diluted earnings per share from continuing operations by 4 cents. The prior year’s nine-month period reflected the reversal of tax reserves, as discussed above, which increased income from continuing operations by $11 million and diluted earnings per share from continuing operations by 4 cents.

Liquidity and Capital Resources

Net cash provided by continuing operating activities, which continues to be our primary source of funds to finance operating needs and capital expenditures, was $678 million during the first nine months of fiscal 2006, and $792 million in the same period in fiscal 2005. Change in working capital was $222 million in the first nine months of fiscal 2006, as compared to the prior year’s period of $49 million, and reflects a decrease in accounts payable and accrued expenses.

Net cash used for continuing investing activities for the first nine months of the current year was $566 million, compared to $291 million in the prior year period. The current year amount reflects $231 million of cash paid for the GeneOhm acquisition. Capital expenditures were $259 million in the first nine months of fiscal 2006 and $175 million in the same period in fiscal 2005. We expect capital spending for fiscal 2006 to be in the $450 million range.

Net cash used for continuing financing activities in the first nine months of the current year was $441 million, compared to $312 million in the prior year period. As of June 30, 2006, total debt of $1.3 billion represented 25.8% of total capital (shareholders’ equity, net non-current deferred income tax liabilities, and debt), versus 27.3% at September 30, 2005. Short-term debt increased to 24% of total debt at the end of the nine month period, from 16% at September 30, 2005.

For the first nine months of the current year, the Company repurchased approximately $433 million of its common stock, compared to approximately $409 million of its common stock in the prior year period. At June 30, 2006, authorization to repurchase an additional 7.3 million common shares remained. Stock repurchases were offset, in part, by the issuance of common stock from treasury upon the exercise of stock options by employees.

We have in place a commercial paper borrowing program that is available to meet our short-term financing needs, including working capital requirements. Borrowings outstanding under this program were $200 million at June 30, 2006. We maintain a $900 million syndicated credit facility in order to provide backup support for our commercial paper program and for other general corporate purposes. This credit facility expires in August 2009 and includes a single financial covenant that requires BD to maintain an interest expense coverage ratio (ratio of earnings before income taxes, depreciation and amortization to interest expense) of not less than 5-to-1 for the most recent four consecutive fiscal quarters. On the last eight measurement dates, this ratio had ranged from 17-to-1 to 21-to-1. The facility, under which there were no borrowings outstanding at June 30, 2006, can be used to support the commercial paper program or for general corporate purposes. In addition, we have informal lines of credit outside the United States.

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

As of June 30, 2006, we repatriated approximately $690 million of the approximately $1.3 billion of foreign earnings expected to be repatriated pursuant to our approved plan under the American Jobs Creation Act of 2004.

Adoption of New Accounting Standards

In March 2005, the Financial Accounting Standards Board (the “FASB”) issued Interpretation No. 47 “Accounting for Conditional Asset Retirement Obligations” (FIN 47). FIN 47 clarifies that conditional asset retirement obligations meet the definition of liabilities and should be recognized when incurred if their fair values can be reasonably estimated. The Company is required to adopt this interpretation no later than September 30, 2006. The Company is currently evaluating the impact of FIN 47, which is not expected to be material to BD’s consolidated financial statements.

In July 2006, the FASB issued Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (FIN 48). FIN 48 prescribes guidance for recognition, measurement, and disclosure of uncertain tax positions recognized in financial statements in accordance with Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes”. The provisions of this interpretation will be applied to all tax positions upon its initial adoption. The Company is required to adopt this interpretation in fiscal year 2008 and the cumulative effect, if any, of applying this interpretation will be reported as an adjustment to the opening balance of retained earnings for this fiscal year. The Company is currently evaluating the impact of FIN 48 on its consolidated financial statements.

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

•	Our ability to effect infrastructure enhancements and incorporate new systems technologies into our operations.

•	Product efficacy or safety concerns resulting in product recalls, regulatory action on the part of the FDA (or foreign counterparts) or declining sales.

•	Economic and political conditions in international markets, including civil unrest, terrorist activity, governmental changes and restrictions on the ability to transfer capital across borders.

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

Item 4. Controls and Procedures

An evaluation was carried out by BD’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of BD’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of June 30, 2006. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were, as of the end of the period covered by this report, adequate and effective to ensure that material information relating to BD and its consolidated subsidiaries would be made known to them by others within these entities.

There were no changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2006 identified in connection with the above-referenced evaluation that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except that during the quarter, we replaced our financial consolidation and reporting application with new financial management software. The implementation of this enterprise-wide system was not in response to any identified deficiency or weakness in our internal control over financial reporting but, rather, was intended to increase operating efficiencies and to further strengthen the overall design and effectiveness of our financial reporting controls.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

We are involved, both as a plaintiff and a defendant, in various legal proceedings which arise in the ordinary course of business, including product liability and environmental matters as set forth in our 2005 Annual Report on Form 10-K and in our Quarterly Reports on Form 10-Q for the first and second quarter of fiscal year 2006.

For the quarter ended June 30, 2006, the following changes have occurred:

Antitrust Class Actions

Three additional purported antitrust cases have been filed against BD, as follows:

•

Smith Drug Co. and Rochester Drug Corp. were added as additional plaintiffs in the case of Louisiana Wholesale Drug Co. v. Becton Dickinson, Case No. 05-CV-01602-JLL (RSH), pending in federal court in Newark, New Jersey.

•

Medstar v. Becton Dickinson was filed on May 18, 2006 in federal court in Washington, D.C., and was subsequently transferred by order of the court, dated June 23, 2006, to federal court in Newark (Case No. 06-CV-03258-JLL (RJH)).

Two of these cases have been brought on behalf of direct purchasers of BD products and one on behalf of indirect purchasers of BD products. In each case, the plaintiff seeks monetary damages. Including the above actions, ten purported antitrust class action lawsuits have been brought against BD by either direct or indirect purchasers of BD’s products. These antitrust class action lawsuits, including the above actions, have been consolidated for pre-trial purposes in a Multi-District Litigation in federal court in New Jersey. As directed by the court, both the direct and indirect purchaser plaintiffs have filed consolidated complaints with the court. BD has filed motions to dismiss each of the consolidated complaints. BD believes it has meritorious defenses to these claims and continues to vigorously defend these lawsuits.

UltiMed

As previously reported on a Current Report on Form 8-K, on June 6, 2006, UltiMed, Inc., a Minnesota company, filed suit against BD alleging, among other things, that BD excluded the plaintiff from the market for home use insulin syringes by entering into anticompetitive contracts in violation of federal and state antitrust laws (UltiMed, Inc. v. Becton, Dickinson and Company (Case 06CV2266, U.S. District Court, Minneapolis, Minn). The plaintiff seeks money damages and injunctive relief. BD believes it has meritorious defenses to these claims and intends to defend this lawsuit vigorously.

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

Item 1A.	Risk Factors

Not applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth certain information regarding our purchases of common stock of BD during the fiscal quarter ended June 30, 2006.

Issuer Purchases of Equity Securities

For the three months ended June 30, 2006	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)

April 1 – 30, 2006	251,867	$62.84	250,000	10,450,014
May 1 – 30, 2006	1,968,500	$61.31	1,968,500	8,481,514
June 1 – 30, 2006	1,192,000	$60.04	1,192,000	7,289,514

Total	3,412,367	$60.98	3,410,500	7,289,514

(1) Includes for the quarter 1,867 shares purchased in open market transactions by the trustee under BD’s Deferred Compensation Plan and 1996 Directors’ Deferral Plan.

(2)

Repurchases of 700,014 shares were made pursuant to and represented the completion of a repurchase program covering 10 million shares announced on November 23, 2004 (the “2004 Program”). The remaining repurchases of 2,710,486 shares were made pursuant to a repurchase program covering 10 million shares authorized by the Board of Directors of BD on November 22, 2005 (the “2005 Program”). There is no expiration date for the 2005 Program.

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

Becton, Dickinson and Company

(Registrant)

Dated: August 8, 2006

/s/ John R. Considine

John R. Considine
Senior Executive Vice President and Chief Financial Officer
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