Form 10-K
period 2006-09-30
BECTON DICKINSON & CO
filed 2006-11-30
CIK 10795

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

____________

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2006	COMMISSION FILE NUMBER 1-4802

____________

BECTON, DICKINSON AND COMPANY
(Exact name of registrant as specified in its charter)

____________

New Jersey	22-0760120
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1 Becton Drive	07417-1880
Franklin Lakes, New Jersey	(Zip code)
(Address of principal executive offices)

(201) 847-6800
(Registrant’s telephone number, including area code)

____________

Securities registered pursuant to Section 12(b) of the Act:

Name of each exchange on
Title of each class	which registered

Common Stock, par value $1.00	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.           Yes ☒          No ☐

     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.      Yes ☐          No ☒

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒          No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

     Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Act).

Large accelerated filer       ☒              Accelerated filer      ☐                Non-accelerated filer      ☐

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐          No ☒

     As of March 31, 2006, 246,637,424 shares of the registrant’s common stock were outstanding and the aggregate market value of such common stock held by non-affiliates of the registrant was approximately $15,187,932,570.

Documents Incorporated by Reference

     (1) Portions of the registrant’s Annual Report to Shareholders for the fiscal year ended September 30, 2006 are incorporated by reference into Parts I and II hereof.

     (2) Portions of the registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held January 30, 2007 are incorporated by reference into Part III hereof.

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

Business Segments

     BD’s operations consist of three worldwide business segments: BD Medical, BD Diagnostics and BD Biosciences. Information with respect to BD’s business segments is included in Note 15 to the consolidated financial statements contained in the portions of BD’s Annual Report to Shareholders for the fiscal year ended September 30, 2006 attached hereto as Exhibit 13, and is incorporated herein by reference.

BD Medical

     BD Medical produces a broad array of medical devices that are used in a wide range of healthcare settings. They include many safety-engineered injection, infusion and surgery products. BD Medical’s principal product lines include needles, syringes and catheters for medication delivery; syringes and pen needles for the self-injection of insulin and other drugs used in the treatment of diabetes; prefillable drug delivery devices provided to pharmaceutical companies and sold to end-users as drug/device combinations; surgical blades and regional anesthesia needles; critical care monitoring devices; ophthalmic surgery instruments; sharps disposal containers; and home healthcare products such as ACE® brand elastic bandages. The primary markets served by BD Medical are hospitals and clinics; physicians’ office practices; consumers and retail pharmacies; public health agencies; pharmaceutical companies; and healthcare workers.

BD Diagnostics

     BD Diagnostics provides products for the safe collection and transport of diagnostic specimens and instrumentation for analysis across a broad range of infectious disease testing. BD Diagnostics’ principal products and services include integrated systems for specimen collection; an extensive line of safety-engineered blood collection products and systems; plated media; automated blood culturing systems; molecular testing systems for sexually transmitted diseases and healthcare-associated infections; microorganism identification and drug susceptibility systems; and rapid diagnostic assays. BD Diagnostics serves hospitals, laboratories and clinics; reference laboratories; blood banks; healthcare workers; patients; physicians’ office practices; and industrial microbiology laboratories.

BD Biosciences

     BD Biosciences produces research and clinical tools that facilitate the study of cells, and the components of cells, to gain a better understanding of normal and disease processes. That information is used to aid the discovery and development of new drugs and vaccines, and to improve the diagnosis and management of diseases. BD Biosciences’ principal product lines include fluorescence-activated cell sorters and analyzers; cell imaging systems, monoclonal antibodies and kits; reagent systems for life sciences research; tools to aid in drug discovery and growth of tissue and cells; and diagnostic assays. The primary markets served by BD Biosciences are research and clinical laboratories; hospitals and transplant centers; blood banks; and biotechnology and pharmaceutical companies.

Acquisitions

     On February 14, 2006, BD acquired GeneOhm Sciences, Inc. (“GeneOhm”), a company that develops molecular diagnostic testing for the rapid detection of bacterial organisms, including those known to cause healthcare-associated infections. The acquisition provides BD with expanded entry into the emerging field of healthcare-associated infections.

     On September 8, 2006, BD announced that it had signed a definitive agreement to acquire the 93.5% of the outstanding shares of TriPath Imaging (“TriPath”) that BD does not currently own. TriPath develops, manufactures, markets and sells innovative solutions to improve the clinical management of cancer, including detection, diagnosis, staging and treatment. Since 2001, BD has been collaborating with the company to identify bio-markers for various cancer diagnostics. Following the requisite approval by the TriPath shareholders, as well as other closing conditions, the acquisition is expected to be completed by the end of BD’s first fiscal quarter 2007.

Exit from Blood Glucose Monitoring Market

     On September 28, 2006, BD announced a plan to exit the blood glucose monitoring market and discontinued the distribution of the BD Logic® Blood Glucose Monitor. BD plans to continue to distribute test strips for its customers through December 2007.

International Operations

     BD’s products are manufactured and sold worldwide. BD’s operations outside the United States are conducted in Canada and in five geographic regions: Europe (which includes the Middle East and Africa); Japan; Asia Pacific (which includes Australia and all of Asia except Japan); South Latin America (which includes Brazil); and North Latin America (which includes Mexico). The principal products sold by BD outside of the United States are hypodermic needles and syringes; insulin syringes and pen needles; diagnostic systems; BD Vacutainer™ brand blood collection products; BD Hypak™ brand prefillable syringe systems; infusion therapy products; flow cytometry analyzers and sorters; and disposable laboratory products. BD has manufacturing operations outside the United States in Brazil, Canada, China, France, Germany, India, Ireland, Japan, Korea, Mexico, Pakistan, Singapore, Spain, Sweden and the United Kingdom. Geographic information with respect to BD’s operations is included under the heading “Geographic Information” in Note 15 to the consolidated financial statements included in Exhibit 13, and is incorporated herein by reference.

     Foreign economic conditions and exchange rate fluctuations have caused the profitability related to foreign revenues to fluctuate more than the profitability related to domestic revenues. BD believes its activities in some countries outside the United States involve greater risk than its domestic business due to the factors cited herein, as well as local commercial and economic policies and political uncertainties. See further discussion of this risk in Item 1A. Risk Factors.

Distribution

     BD’s products and services are marketed in the U.S. and internationally through independent sales representatives and independent distribution channels, and directly to end-users. Sales to a single U.S. distributor that supplies products from the BD Medical and BD Diagnostics segments to many end-users accounted for approximately 11% of total BD revenues in fiscal 2006. However, the end-users of BD’s products have access to them through other distributors, and, as a result, BD believes that sales to this distributor would be replaced largely, if not entirely, by other sales if BD no longer sold products to this distributor. Order backlog is not material to BD’s business inasmuch as orders for BD products generally are received and filled on a current basis, except for items temporarily out of stock. BD’s worldwide sales are not generally seasonal, with the exception of certain medical devices in the BD Medical segment and respiratory and flu diagnostic products in the BD Diagnostics segment that relate to seasonal diseases such as influenza.

Raw Materials

     BD purchases many different types of raw materials, including plastics, glass, metals, textiles, paper products, agricultural products, electronic and mechanical sub-assemblies and various biological, chemical and petrochemical products. While all but a few of BD’s principal raw materials are available from multiple sources, for various reasons (e.g., quality assurance and cost effectiveness), BD elects to purchase certain raw materials from sole suppliers. However, certain raw materials (primarily related to the BD Biosciences segment) are not available from multiple sources. In other cases where there are regulatory requirements relating to qualification of suppliers, BD may not be able to establish additional or replacement sources on a timely basis. While BD works closely with its suppliers to ensure continuity of supply, the termination, reduction or interruption in supply of these sole-sourced raw materials could impact our ability to manufacture and sell certain of our products.

Research and Development

     BD conducts its research and development activities at its operating units and at BD Technologies in Research Triangle Park, North Carolina. Substantially all of BD’s research and development activities are conducted in the U.S. BD also collaborates with certain universities, medical centers and other entities on research and development programs. BD also retains individual consultants to support its efforts in specialized fields. BD spent approximately $360 million, $272 million and $236 million on research and development during the fiscal years ended September 30, 2006, 2005 and 2004, respectively. Fiscal year 2006 spending included an in-process research and development charge of $53 million related to the acquisition of GeneOhm.

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

Third-Party Reimbursement

     Healthcare providers and/or facilities are generally reimbursed for their services through numerous payment systems designed by governmental agencies (e.g., Medicare and Medicaid in the U.S., the National Health Service in the U.K., the Joint Federal Committee in Germany, the Commission d’Evaluation des Produits et prestations in France, and the Ministry for Health, Labor and Welfare in Japan), private insurance companies, and managed care programs. The manner and level of reimbursement in any given case typically depends on the procedure(s) performed, the final patient diagnosis, the device(s) and/or drug(s) utilized, or a combination of these factors, and coverage and payment levels are determined at the payer’s discretion. The coverage policies and reimbursement levels of third-party payers may impact the decisions of healthcare providers and facilities regarding which medical products they purchase and the prices they are willing to pay for those products. Thus, changes in reimbursement level or method may either positively or negatively impact sales of BD products. While BD is actively engaged in promoting the value of its products for payers and patients and it employs various efforts and resources to positively impact coverage, coding and payment processes in this regard, it has no direct control over payer decision-making with respect to coverage and adequate payment level for BD products. Additionally, we expect many payers to continue to explore cost-containment strategies that could potentially impact coverage and/or payment levels for current or future BD products.

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

     In November 2006, we received a warning letter from the FDA with respect to our facility in San Lorenzo, Puerto Rico, at which we manufacture certain blood collection products. The warning letter makes certain observations regarding our compliance with the Current Good Manufacturing Practice requirements of the FDA’s Quality System regulation. We are preparing a response plan for submission to the FDA.

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

Employees

     As of September 30, 2006, BD had 26,990 employees, of whom 12,288 were employed in the United States (including Puerto Rico). BD believes that its employee relations are satisfactory.

Other Matters

     Becton Dickinson France, S.A. (“BD-France”), a subsidiary of BD, was listed among approximately 2,200 other companies in an October 27, 2005 report of the Independent Inquiry Committee (“IIC”) of the United Nations (“UN”) as having been involved in humanitarian contracts in which unauthorized payments were suspected of having been made to the Iraqi Government in connection with the UN’s Oil-for-Food Programme (the “Programme”). In connection with the IIC’s report, Becton Dickinson AG, a Swiss subsidiary of BD, received a letter of inquiry from the Vendor Review Committee (“VRC”) of the United Nations Procurement Service dated November 22, 2005. The letter of inquiry said that the VRC is reviewing Becton Dickinson AG’s registration status in light of BD-France being listed in the IIC’s report and asked us for any information we might provide relating to the findings of the report. BD conducted an internal review and found no evidence that BD or any BD employee made, authorized, or approved improper payments to the Iraqi Government in connection with the Programme. The representative utilized by BD in Iraq also unequivocally denied having made any such payments, and BD was unable to find any evidence of such payments being made by this representative. BD has also reported the results of its internal review to the VRC.

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

CAUTIONARY STATEMENT PURSUANT TO PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995—“SAFE HARBOR” FOR FORWARD-LOOKING STATEMENTS

     The Private Securities Litigation Reform Act of 1995 (the “Act”) provides a safe harbor for forward-looking statements made by or on behalf of BD. BD and its representatives may from time to time make certain forward-looking statements in publicly released materials, both written and oral, including statements contained in this report and filings with the SEC and in our other reports to shareholders. Forward-looking statements may be identified by the use of words like "plan," "expect," “believe,” “intend,” "will," "anticipate," "estimate" and other words of similar meaning in conjunction with, among other things, discussions of future operations and financial performance, as well as our strategy for growth, product development, regulatory approvals, market position and expenditures. All statements that address operating performance or events or developments that we expect or anticipate will occur in the future – including statements relating to volume growth, sales and earnings per share growth and statements expressing views about future operating results – are forward-looking statements within the meaning of the Act.

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

  We operate in a highly competitive environment. New product introductions by our current or future competitors could adversely affect our ability to compete in the global market. For example, new forms of inhaled or other methods of insulin delivery, such as the new inhaled form of insulin approved by the FDA and European authorities, could adversely impact sales of our insulin injection devices. Patents attained by competitors, particularly as patents on our products expire, may also adversely impact our competitive position.

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

Item 1A. Risk Factors.

     An investment in BD involves a variety of risks and uncertainties. The following describes some of the significant risks that could impact BD’s business, financial condition or operating results.

BD’s future growth is dependent upon the development of new products, and there can be no assurance that such products will be developed.

     A significant element of our strategy is to increase revenue growth by focusing on products that deliver greater benefits to patients, healthcare workers and researchers. The development of these products requires significant research and development, clinical trials and regulatory approvals. The results of our product development efforts may be affected by a number of factors, including BD’s ability to innovate, develop and manufacture new products, complete clinical trials, obtain regulatory approvals and reimbursement in the United States and abroad, or gain and maintain market approval of our products. In addition, patents attained by others can preclude or delay our commercialization of a product. There can be no assurance that any products now in development or that we may seek to develop in the future will achieve technological feasibility, obtain regulatory approval, or gain market acceptance.

The medical device industry is very competitive.

     The medical device industry is subject to rapid technological changes, and we face significant competition across our product lines and in each market in which our products are sold. We face this competition from a wide range of companies. These include large medical device companies, some of which may have greater financial and marketing resources than us. We also face competition from firms that are more specialized than us with respect to particular markets. Non-medical device companies, including pharmaceutical companies, also offer alternative therapies for disease states that may be delivered without a medical device. See “Competition” under Item 1. Business. In addition, some competitors have established manufacturing sites or have contracted with suppliers located in China and other low-cost manufacturing locations as a means to lower their costs. New entrants may also appear, particularly in these low-cost countries.

      The development of new or improved products, processes or technologies by other companies may make our products or proposed products obsolete or less competitive and may materially adversely affect our earnings, financial condition or cash flows.

A reduction or interruption in the supply of certain raw materials would adversely affect BD’s manufacturing operations and related product sales.

     BD purchases many different types of raw materials. We have generally been able to obtain adequate supplies of these materials. However, certain raw materials (primarily related to the BD Biosciences segment) are not available from multiple sources. In addition, for quality assurance, cost-effectiveness and other reasons, BD elects to purchase certain raw materials from sole suppliers. While we work with suppliers to ensure continuity of supply, no assurance can be given that these efforts will be successful. In addition, where there are regulatory requirements relating to the qualification of suppliers, we may not be able to establish additional or replacement sources on a timely basis. The termination, reduction or interruption in supply of these sole-sourced raw materials could impact our ability to manufacture and sell certain of our products and have a material adverse effect on our earnings, financial condition or cash flows.

Interruption of our manufacturing operations could adversely affect BD’s future revenues and operating income.

     We have manufacturing sites all over the world. In addition, in some instances, the manufacturing of certain of our product lines is concentrated in one or more of our plants. As a result, natural disasters (including pandemic disease), political change, or damage to one or more of our facilities could adversely affect our ability to manufacture our products, which could have a material adverse effect on our earnings, financial condition or cash flows.

BD is subject to a number of pending lawsuits.

     BD is a defendant in a number of pending lawsuits, including purported class action lawsuits for alleged antitrust violations and product liability, and could be subject to additional lawsuits in the future. A more detailed description of these lawsuits is contained in Item 3. Legal Proceedings. Given the uncertain nature of litigation generally, we are not able in all cases to estimate the amount or range of loss that could result from an unfavorable outcome of the litigation to which we are a party. In accordance with U.S. generally accepted accounting principles, BD establishes accruals to the extent probable future losses from these actions are estimable. In view of the uncertainties discussed above, we could incur charges in excess of any currently established accruals and, to the extent available, excess liability insurance. Any such future charges, individually or in the aggregate, could have a material adverse effect on BD’s results of operations and cash flows in the period or periods in which they are recorded or paid.

Consolidation in the healthcare industry could adversely affect BD’s future revenues and operating income.

     The medical device industry has experienced a significant amount of consolidation. As a result of this consolidation, competition to provide goods and services to customers has increased. In addition, group purchasing organizations (“GPOs”) and integrated health delivery networks (“IDNs”) have served to concentrate purchasing decisions for some customers, which has placed pricing pressure on medical device suppliers. Further consolidation in the industry could exert additional pressure on the prices of our products and adversely affect BD’s earnings, financial condition or cash flows.

Changes in reimbursement practices of third-party payers could affect the demand for our products and the prices at which they are sold.

     Our sales depend, in part, on the extent to which healthcare providers and facilities are reimbursed by government authorities, private insurers and other third-party payers for the costs of our products. The coverage policies and reimbursement levels of third-party payers may affect which products customers purchase and the prices they are willing to pay for these products. Legislative or administrative reforms to reimbursement systems in the U.S. or abroad in a manner that significantly reduces reimbursement for procedures using BD medical devices, or that denies coverage for those products, may materially adversely affect our earnings, financial condition or cash flows. See “Third-Party Reimbursement” under Item 1. Business.

Product defects could adversely affect the results of our operations.

     The design, manufacture and marketing of medical devices involve certain inherent risks. Manufacturing or design defects, unanticipated use of our products, or inadequate disclosure of risks relating to the use of the product can lead to injury or other adverse events. These events could lead to recalls or safety alerts relating to our products (either voluntary or required by the FDA or similar governmental authorities in other countries), and could result, in certain cases, in the removal of a product from the market. Any recall could result in significant costs, as well as negative publicity that could reduce demand for our products. Personal injuries relating to the use of our products can also result in product liability claims being brought against us. In some circumstances, such adverse events could also cause delays in new product approvals. Any of the foregoing circumstances could have a material adverse effect on our earnings, financial condition or cash flows.

BD is subject to extensive regulation.

     BD is subject to extensive regulation by the FDA pursuant to the Federal Food, Drug and Cosmetic Act, by comparable agencies in foreign countries, and by other regulatory agencies and governing bodies. Most of BD’s products must receive clearance or approval from the FDA or counterpart non-U.S. regulatory agencies before they can be marketed or sold. The process for obtaining marketing approval or clearance may take a significant period of time and require the expenditure of substantial resources. The process may also require changes to our products or result in limitations on the indicated uses of the products.

     Following the introduction of a product, these agencies also periodically review our manufacturing processes and product performance. Our failure to comply with the applicable good manufacturing practices, adverse event reporting, clinical trial and other requirements of these agencies could delay the production or marketing of our products and result in fines, delays or suspensions of regulatory clearances, or seizures or recalls of products, any of which could materially adversely affect our earnings, financial condition or cash flows.

We cannot guarantee that any of BD’s strategic acquisitions, investments or alliances will be successful.

     While our strategy to increase revenue growth is driven primarily by internal product development, we will seek to supplement our growth through strategic acquisitions, investments and alliances. Such transactions are inherently risky. The success of any acquisition, investment or alliance may be affected by a number of factors, including our ability to properly assess and value the potential business opportunity or to successfully integrate it into our existing business. There can be no assurance that any past or future transaction will be successful or that the transaction will not materially adversely affect our earnings, financial condition or cash flows.

We are subject to foreign currency exchange risk.

     Over half of our fiscal year 2006 revenues were derived from international operations. Our revenues outside the U.S. are affected by fluctuations in foreign currency exchange rates. A discussion of the financial impact of exchange rate fluctuations and the ways and extent to which we attempt to mitigate such impact is contained under the heading “Financial Instrument Market Risk” under “Financial Review” contained in Exhibit 13, which is incorporated herein by reference. We cannot predict with any certainty changes in foreign currency exchange rates.

The international operations of BD’s business may subject BD to certain business risks.

     BD operations outside the U.S. subject BD to certain risks, including the effects of fluctuations in foreign currency exchange (as discussed above), changes in foreign regulatory requirements, potential political instability, trade barriers, weakening of the protection of intellectual property rights in some countries, and restrictions on the transfer of capital across borders. The success of our operations outside the U.S. will depend, in part, on our ability to acquire or form alliances with local companies and make necessary infrastructure enhancements to, among other things, our production facilities and distribution networks.

Reductions in customers’ research budgets or government funding may adversely affect our BD Biosciences segment.

     Our BD Biosciences segment sells products to researchers at pharmaceutical and biotechnology companies, academic institutions, government laboratories and private foundations. Research and development spending of our customers can fluctuate based on spending priorities and general economic conditions. A number of these customers are also dependent upon grants from U.S. government agencies, such as the U.S. National Institutes of Health (“NIH”), and agencies in other countries for their funding. The level of government funding of research and development is unpredictable. In addition, there have been instances where NIH grants have been frozen or otherwise unavailable for extended periods. Any reduction or delay in governmental funding could cause our customers to delay or forego purchases of our products.

Our operations are dependent in part on patents and other intellectual property rights.

     Many of BD’s businesses rely on patent, trademark and other intellectual property rights. While we do not believe that the loss of any one patent or other intellectual property asset would materially affect BD operations, these intellectual property assets, in the aggregate, are of material importance to our business. BD can lose the protection afforded by these intellectual property assets through patent expirations, legal challenges or governmental action. Patents attained by competitors, particularly as patents on our products expire, may also adversely affect our competitive position. The loss of a significant portion of our portfolio of intellectual property assets may have a material adverse effect on our earnings, financial condition or cash flows.

Natural disasters, war or terrorism could adversely affect BD’s future revenues and operating income.

     Natural disasters, war, terrorism and international conflicts, and actions taken by the United States and other governments in response to such events, could cause significant economic disruption and political and social instability in the U.S. and in areas outside of the U.S. in which we operate. These events could result in decreased demand for our products, adversely affect our manufacturing and distribution capabilities or our ability to source materials from our suppliers, and otherwise have a material adverse effect on our earnings, financial condition or cash flows.

Item 1B. Unresolved Staff Comments.

     None.

Item 2. Properties.

     BD’s executive offices are located in Franklin Lakes, New Jersey. As of November 30, 2006, BD owned and leased approximately 14,795,000 square feet of manufacturing, warehousing, administrative and research facilities throughout the world. The U.S. facilities, including Puerto Rico, comprise approximately 5,995,000 square feet of owned and 2,032,000 square feet of leased space. The international facilities comprise approximately 4,268,000 square feet of owned and 2,500,000 square feet of leased space. Sales offices and distribution centers included in the total square footage are also located throughout the world.

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

     The U.S. facilities include facilities in Arizona, California, Connecticut, Georgia, Illinois, Indiana, Maryland, Massachusetts, Michigan, Missouri, Nebraska, New Jersey, New York, North Carolina, South Carolina, Tennessee, Texas, Utah, Washington, DC, Washington, Wisconsin and Puerto Rico.

     The international facilities are grouped as follows:

     —Canada includes approximately 153,000 square feet of leased space.

     —Europe and Eastern Europe, Middle East and Africa include facilities in Austria, Belgium, Denmark, Egypt, England, Finland, France, Germany, Greece, Hungary, Ireland, Italy, Kenya, the Netherlands, Poland, Russia, South Africa, Spain, Sweden, Switzerland, Turkey and the United Arab Emirates, and are comprised of approximately 2,005,000 square feet of owned and 1,271,000 square feet of leased space.

     —Latin America includes facilities in Argentina, Brazil, Chile, Colombia, Mexico, Peru, Uruguay and Venezuela, and is comprised of approximately 1,018,000 square feet of owned and 687,000 square feet of leased space.

     —Asia Pacific includes facilities in Australia, China, Hong Kong, India, Indonesia, Japan, Malaysia, New Zealand, Pakistan, the Philippines, Singapore, South Korea, Taiwan, Thailand and Vietnam, and is comprised of approximately 1,245,000 square feet of owned and 389,000 square feet of leased space.

The following table summarizes property information by business segment

Category	Corporate	Biosciences	Diagnostics	Medical	Mixed(A)	Total
Leased
Sites	2	12	6	77	28	125
Square feet	5,000	300,000	109,000	1,906,000	2,212,000	4,532,000
Manufacturing square footage	0	30,000	14,000	376,000	0	420,000
Manufacturing sites	0	2	1	7	0	10
Owned
Sites	2	4	11	25	7	49
Square feet	448,000	613,000	2,258,000	5,514,000	1,430,000	10,263,000
Manufacturing square footage	0	278,000	1,195,000	3,448,000	298,000	5,219,000
Manufacturing sites	0	4	11	24	2	41
Total
Sites	4	16	17	102	35	174
Square feet	453,000	913,000	2,367,000	7,420,000	3,642,000	14,795,000
Manufacturing square footage	0	308,000	1,209,000	3,824,000	298,000	5,639,000

Manufacturing sites	0	6	12	31	2	51

___________________

(A) Facilities used by all business segments.

Item 3. Legal Proceedings.

     BD is named as a defendant in five purported class action suits brought on behalf of direct purchasers of BD’s products, such as distributors, alleging that BD violated federal antitrust laws, resulting in the charging of higher prices for BD’s products to the plaintiff and other purported class members. The cases filed are as follows:

Louisiana Wholesale Drug Company, Inc., et. al. vs. Becton Dickinson and Company (Civil Action No. 05-1602, U.S. District Court, Newark, New Jersey), filed on March 25, 2005; SAJ Distributors, Inc. et. al. vs. Becton Dickinson & Co. (Case 2:05-CV-04763-JD, United States District Court, Eastern District of Pennsylvania), filed on September 6, 2005; Dik Drug Company, et. al. vs. Becton, Dickinson and Company (Case No. 2:05-CV-04465, U.S. District Court, Newark, New Jersey), filed on September 12, 2005; American Sales Company, Inc. et. al. vs. Becton, Dickinson & Co. (Case No. 2:05-CV-05212-CRM, U.S. District Court, Eastern District of Pennsylvania), filed on October 3, 2005; and Park Surgical Co. Inc. et. al. vs. Becton, Dickinson and Company (Case 2:05-CV-05678-CMR, United States District Court, Eastern District of Pennsylvania), filed on October 26, 2005.

     The actions brought by Louisiana Wholesale Drug Company and Dik Drug Company in New Jersey have been consolidated under the caption “In re Hypodermic Products Antitrust Litigation.”

     BD is also named as a defendant in three purported class action suits brought on behalf of indirect purchasers of BD’s products, alleging that BD violated federal antitrust laws, resulting in the charging of higher prices for BD’s products to the plaintiff and other purported class members. The cases filed are as follows: Jabo’s Pharmacy, Inc., et. al. v. Becton Dickinson & Company (Case No. 2:05-CV-00162, United States District Court, Greenville, Tennessee) filed on June 7, 2005; Drug Mart Tallman, Inc., et al v. Becton Dickinson and Company, (Case No. 2:06-CV-00174, U.S. District Court, Newark, New Jersey), filed on January 17, 2006; and Medstar v. Becton Dickinson (Case No. 06-CV-03258-JLL (RJH), U.S. District Court, Newark, New Jersey), filed on May 18, 2006.

     The plaintiffs in each of the antitrust class action lawsuits seek monetary damages. All of the antitrust class action lawsuits have been consolidated for pre-trial purposes in a Multi-District Litigation (MDL) in federal court in New Jersey.

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

     On June 6, 2006, UltiMed, Inc., a Minnesota company, filed suit against BD in the United States District Court in Minneapolis, Minnesota (UltiMed, Inc. v. Becton, Dickinson and Company (06CV2266)). The plaintiff alleges, among other things, that BD excluded the plaintiff from the market for home use insulin syringes by entering into anticompetitive contracts in violation of federal and state antitrust laws. The plaintiff seeks money damages and injunctive relief.

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

  In Ohio, Grant vs. Becton Dickinson et al. (Case No. 98CVB075616, Franklin County Court), on September 21, 2006, the Ohio Court of Appeals reversed the trial court’s grant of class certification. The matter has been remanded to the trial court for a determination of whether the class can be redefined.

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

     BD, along with a number of other manufacturers, was named as a defendant in approximately 524 product liability lawsuits in various state and Federal courts related to natural rubber latex gloves which BD ceased manufacturing in 1995. Cases pending in Federal court are being coordinated under the matter In re Latex Gloves Products Liability Litigation (MDL Docket No. 1148) in Philadelphia, and analogous procedures have been implemented in the state courts of California, Pennsylvania, New Jersey and New York. Generally, these actions allege that medical personnel have suffered allergic reactions ranging from skin irritation to anaphylaxis as a result of exposure to medical gloves containing natural rubber latex. Since the inception of this litigation, 465 of these cases have been closed with no liability to BD, and 46 cases have been settled for an aggregate de minimis amount.

     On August 8, 2005, BD received a subpoena issued by the Attorney General of the State of Connecticut, which seeks documents and information relating to BD’s participation as a member of Healthcare Research & Development Institute, LLC (“HRDI”), a healthcare trade organization. The subpoena indicates that it was issued as part of an investigation into possible violations of the antitrust laws. On August 21, 2006, BD received a subpoena issued by the Attorney General of the State of Illinois which seeks documents and information relating to BD’s participation as a member of HRDI. The subpoena indicates that it was issued as part of an investigation into possible violations of the Illinois Consumer Fraud and Deceptive Business Practices Act, Charitable Trust Act, and Solicitation for Charity Act. An independent member of BD’s board of directors, Gary Mecklenburg, also served as a member and the non-executive chairman of HRDI until November 5, 2006. BD believes that its participation in HRDI complies fully with the law and intends to cooperate fully in responding to these subpoenas.

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

     BD is also involved both as a plaintiff and a defendant in other legal proceedings and claims that arise in the ordinary course of business.

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

Name	Age	Position

Edward J. Ludwig	55	Director since 1999; Chairman, President and Chief Executive
		Officer since February 2002; and, prior thereto, President and Chief
		Executive Officer.

Donna M. Boles	53	Senior Vice President—Human Resources since June 2006; Vice
		President—Human Resources from June 2005 to June 2006; and,
		prior thereto, Vice President, Human Resources, BD Medical.

Gary M. Cohen	47	Executive Vice President since June 2006; and. prior thereto,
		President—BD Medical.

John R. Considine	56	Senior Executive Vice President and Chief Financial Officer since
		June 2006; and, prior thereto, Executive Vice President and Chief
		Financial Officer.

David T. Durack	61	Senior Vice President—Corporate Medical Affairs since June 2006;
		and, prior thereto, Vice President-Corporate Medical Affairs.

Vincent A. Forlenza	53	Executive Vice President since June 2006; President—BD
		Biosciences from March 2003 to June 2006; and, prior thereto, Senior
		Vice President—Technology, Strategy and Development.

A. John Hanson	62	Executive Vice President since June 2006; and, prior thereto,
		President—BD Europe.

William A. Kozy	54	Executive Vice President since June 2006; President—BD
		Diagnostics from November 2003 to June 2006; President—BD
		Clinical Laboratory Solutions and Company Operations from May
		2002 to November 2003; and, prior thereto, Senior Vice President—
		Company Operations.

Patricia B. Shrader	56	Senior Vice President—Corporate Regulatory and External Affairs
		since June 2006; Vice President, Corporate Regulatory and External
		Affairs from February 2005 to June 2006; Vice President, Corporate
		Regulatory, Public Policy and Communication from March 2004 to
		Feburary 2005; and, prior thereto, Vice President—Regulatory Affairs.

Jeffrey S. Sherman	51	Senior Vice President and General Counsel since June 2006; Vice
		President and General Counsel from January 2004 to June 2006; and,
		prior thereto, Vice President and Associate General Counsel of
		Wyeth.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

     BD’s common stock is listed on the New York Stock Exchange. As of November 28, 2006, there were approximately 9,086 shareholders of record. Additional information required by this item appears under the caption “Common Stock Prices and Dividends” on page 64 of Exhibit 13, and is incorporated herein by reference. Certain other information required by this item will be contained under the captions “Equity Compensation Plan Information” and “Ownership of BD Stock” in BD’s Proxy Statement, and such information is incorporated herein by reference.

Issuer Repurchases of Equity Securities

     The table below sets forth certain information regarding BD’s purchases of its common stock during the fiscal quarter ended September 30, 2006.

				Maximum Number
			Total Number of Shares	of Shares that
	Total Number	Average	Purchased as Part of	may yet be
For the Three Months Ended	of Shares	Price Paid	Publicly Announced	Purchased Under the
September 30, 2006	Purchased(1)	per Share	Plans or Programs(2)	Plans or Programs

July 1–31, 2006	94	$62.24	-	7,289,514
August 1–31, 2006	3,875	$66.36	-	7,289,514
September 1–30, 2006	231,530	$70.31	225,700	7,063,814
Total	235,499	$70.24	225,700	7,063,814

____________
(1)

Includes 6,038 shares purchased during the quarter in open market transactions by the trustee under the Deferred Compensation Plan and the 1996 Directors’ Deferral Plan, and 3,761 shares delivered to BD in connection with stock option exercises.

(2)	These repurchases were made pursuant to a repurchase program for 10 million shares announced on November 22, 2005 (the “2005 Program”). There is no expiration date for the 2005 Program.

Item 6. Selected Financial Data.

     The information required by this item is included under the caption “Ten-Year Summary of Selected Financial Data” on pages 18-19 of Exhibit 13 and is incorporated herein by reference.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

     The information required by this item is included in the text contained under the caption “Financial Review” on pages 20-32 of Exhibit 13 and is incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

     The information required by this item is included in the text contained under the caption “Financial Instrument Market Risk” on page 24 of, and in notes 1 and 9 to, the consolidated financial statements contained in Exhibit 13, and each is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data.

     The information required by this item is included on page 19 herein and on pages 33-62 of Exhibit 13 and is incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     None.

Item 9A. Controls and Procedures.

     An evaluation was conducted by BD’s management, with the participation of BD’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of BD’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of September 30, 2006. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were, as of the end of the period covered by this report, effective and designed to ensure that material information relating to BD and its consolidated subsidiaries would be made known to them by others within these entities. There were no changes in BD’s internal control over financial reporting during the fiscal quarter ended September 30, 2006 identified in connection with the above-referenced evaluations that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting.

     Management’s Report on Internal Control Over Financial Reporting and the Report of Independent Registered Public Accounting Firm on pages 33 and 35, respectively, of Exhibit 13 are incorporated herein by reference.

Item 9B. Other Information.

     Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

     The information relating to directors and the Audit Committee of the BD Board of Directors required by this item will be contained under the captions “Board of Directors—Audit Committee” and Proposal 1. “Election of Directors” in a definitive Proxy Statement involving the election of directors, which the registrant will file with the SEC not later than 120 days after September 30, 2006 (the “Proxy Statement”), and such information is incorporated herein by reference.

     The information relating to executive officers required by this item is included herein in Part I under the caption “Executive Officers of the Registrant.”

     Certain other information required by this item will be contained under the captions “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance—Significant Governance Practices—Business Conduct and Compliance Guide” in BD’s Proxy Statement, and such information is incorporated herein by reference.

Item 11. Executive Compensation.

     The information required by this item will be contained under the captions “Board of Directors—Directors’ Compensation” and “Compensation of Named Executive Officers” in BD’s Proxy Statement, and such information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

     The information required by this item will be contained under the caption “Ownership of BD Common Stock” in BD’s Proxy Statement, and such information is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

     The information required by this item will be contained under the caption “Corporate Governance—Significant Governance Practices—Director Independence/Certain Relationships and Related Transactions” in BD’s Proxy Statement, and such information is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

     The information required by this item will be contained under the caption “Proposal 2. Ratification of Selection of Independent Registered Public Accounting Firm” in BD’s Proxy Statement, and such information is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) Financial Statements

     The following consolidated financial statements of BD included in Exhibit 13 at the pages indicated in parentheses, are incorporated by reference in Item 8 of this report:

  Reports of Independent Registered Public Accounting Firm (pages 34-35)

  Consolidated Statements of Income—Years ended September 30, 2006, 2005 and 2004 (page 36)

  Consolidated Statements of Comprehensive Income—Years ended September 30, 2006, 2005 and 2004 (page 37)

  Consolidated Balance Sheets—September 30, 2006 and 2005 (page 38)

  Consolidated Statements of Cash Flows—Years ended September 30, 2006, 2005 and 2004 (page 39)

  Notes to Consolidated Financial Statements (pages 40-61)

(b) Financial Statement Schedules

     The following consolidated financial statement schedule of BD is included herein at the page indicated in parentheses:

  Schedule II—Valuation and Qualifying Accounts (page 19)

     All other schedules for which provision is made in the applicable accounting regulations of the Securities Exchange Act of 1934 are not required under the related instructions or are inapplicable, and, therefore, have been omitted.

(c) Exhibits

     See the Exhibit Index beginning on page 20 hereof for a list of all management contracts, compensatory plans and arrangements required by this item (Exhibit Nos. 10(a)(i) through 10(s)), and all other Exhibits filed or incorporated by reference as a part of this report.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BECTON, DICKINSON AND COMPANY

By:	/s/ DEAN J. PARANICAS
Dean J. Paranicas
Vice President, Corporate Secretary
and Public Policy

Dated: November 30, 2006

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on the 30th day of November, 2006 by the following persons on behalf of the registrant and in the capacities indicated.

Name	Capacity

/s/ EDWARD J. LUDWIG	Chairman, President and
(Edward J. Ludwig)	Chief Executive Officer
(Principal Executive Officer)

/s/ JOHN R. CONSIDINE	Senior Executive Vice President and
(John R. Considine)	Chief Financial Officer
(Principal Financial Officer)

/s/ WILLIAM A. TOZZI	Vice President and Controller
(William A. Tozzi)	(Principal Accounting Officer)

/s/ BASIL L. ANDERSON	Director
(Basil L. Anderson)

/s/ HENRY P. BECTON, JR.	Director
(Henry P. Becton, Jr.)

/s/ EDWARD F. DEGRAAN	Director
(Edward F. DeGraan)

/s/ CLAIRE M. FRASER-LIGGETT	Director
(Claire M. Fraser-Liggett)

/s/ ADEL A.F. MAHMOUD	Director
(Adel A.F. Mahmoud)

/s/ GARY A. MECKLENBURG	Director
(Gary A. Mecklenburg)

Name	Capacity

/s/JAMES F. ORR	Director
(James F. Orr)

/s/ WILLARD J. OVERLOCK, JR.	Director
(Willard J. Overlock, Jr.)

/s/ JAMES E. PERRELLA	Director
(James E. Perrella)

/s/ BERTRAM L. SCOTT	Director
(Bertram L. Scott)

/s/ ALFRED SOMMER	Director
(Alfred Sommer)

/s/ MARGARETHA AF UGGLAS	Director
(Margaretha af Ugglas)

SCHEDULE II

BECTON, DICKINSON AND COMPANY

VALUATION AND QUALIFYING ACCOUNTS
Years Ended September 30, 2006, 2005 and 2004
(Thousands of dollars)

	Col. A	Col. B	Col. C	Col. D		Col. E

			Additions
			Charged
		Balance at	To			Balance at
		Beginning	Costs and			End of
	Description	of Period	Expenses	Deductions		Period
2006
	Against trade receivables:
	For doubtful accounts	$33,384	$1,115	$6,059	(A)	$28,440
	For cash discounts	14,225	36,161	40,570		9,816
	Total	$47,609	$37,276	$46,629		$38,256
2005
	Against trade receivables:
	For doubtful accounts	$37,409	$2,627	$6,652	(A)	$33,384
	For cash discounts	14,952	33,308	34,035		14,225
	Total	$52,361	$35,935	$40,687		$47,609
2004
	Against trade receivables:
	For doubtful accounts	$32,672	$4,863	$126	(A)	$37,409
	For cash discounts	14,321	30,429	29,798		14,952
	Total	$46,993	$35,292	$29,924		$52,361

______________

(A) Accounts written off.

EXHIBIT INDEX

Exhibit
Number	Description	Method of Filing

3(a)(i)	Restated Certificate of Incorporation, as	Incorporated by reference to Exhibit 3(a) to the
	amended January 22, 1990	registrant’s Annual Report on Form 10-K for fiscal
year ended September 30, 1990

3(a)(ii)	Amendment to the Restated Certificate of	Incorporated by reference to Exhibit 3(a) to the
	Incorporation, as of August 5, 1996	registrant’s Quarterly Report on Form 10-Q for the
period ended June 30, 1996

3(a)(iii)	Amendment to the Restated Certificate of	Incorporated by reference to Exhibit 3(b) to the
	Incorporation, as of August 10, 1998	registrant’s Quarterly Report on Form 10-Q for the
period ended June 30, 1998

3(b)	By-Laws, as amended and restated as of March	Incorporated by reference to Exhibit 3.1 to the
	28, 2006	registrant’s Current Report on Form 8-K dated
March 29, 2006

4(a)	Indenture, dated as of December 1, 1982	Incorporated by reference to Exhibit 4 to
	between the registrant and Manufacturers	Registration Statement No. 2-80707 on Form S-3
	Hanover Trust Company (now JPMorgan Chase	filed by the registrant
Bank)

4(b)	First Supplemental Indenture, dated as of May	Incorporated by reference to Exhibit 4(b) to
	15, 1986, between the registrant and	Registration Statement No. 33-5663 on Form S-3
	Manufacturers Hanover Trust Company (now	filed by the registrant
JPMorgan Chase Bank)

4(c)	Second Supplemental Indenture, dated as of	Incorporated by reference to Exhibit 4 to
	January 10, 1995, between the registrant and	Registration Statement No. 2-80707 on Form S-3
	Manufacturers Hanover Trust Company (now	filed by the registrant
JPMorgan Chase Bank)

4(d)	Indenture, dated as of March 1, 1997, between	Incorporated by reference to Exhibit 4(a) to Form
	the registrant and The Chase Manhattan Bank	8-K filed by the registrant on July 31, 1997 (the
	(now JPMorgan Chase Bank)	registrant hereby agrees to furnish to the
Commission upon request a copy of any other
instruments which define the rights of holders on
long-term debt of the registrant)

Exhibit
Number	Description	Method of Filing

10(a)(i)	Form of Employment Agreement with executive	Incorporated by reference to Exhibit 10(a)(iii) to
	officers relating to employment following a	the registrant’s Annual Report on Form 10-K for
	change of control of the registrant	the fiscal year ended September 30, 2005

10(a)(ii)	Form of Employment Agreement with corporate	Incorporated by reference to Exhibit 10(a)(iv) to the
	officers (other than executive officers) relating to	registrant’s Annual Report on Form 10-K for the
	employment following a change of control of the	fiscal year ended September 30, 2005
registrant

10(b)	Stock Award Plan, as amended and restated as of	Incorporated by reference to Exhibit 10(c) to the
	May 25, 2004	registrant’s Quarterly Report on Form 10-Q for the
period ended June 30, 2004

10(c)	Performance Incentive Plan, as amended and	Incorporated by reference to Exhibit 10(c) to the
	restated November 23, 2004	registrant’s Annual Report on Form 10-K for the
fiscal year ended September 30, 2004

10(d)(i)	Deferred Compensation Plan, as amended and	Incorporated by reference to Exhibit 10(b) to the
	restated as of March 22, 2004	registrant’s Quarterly Report on Form 10-Q for the
period ended June 30, 2004

10(d)(ii)	1996 Directors’ Deferral Plan, as amended as of	Filed with this report
November 21, 2006

10(e)(i)	1990 Stock Option Plan, as amended and restated	Incorporated by reference to Exhibit 10(i) to the
	February 8, 1994	registrant’s Annual Report on Form 10-K for the
fiscal year ended September 30, 1994

10(e)(ii)	Amendment dated as of April 24, 2000 to the	Incorporated by reference to Exhibit 10(h) to the
	1990 Stock Option Plan, as amended and restated	registrant’s Quarterly Report on Form 10-K for the
	February 8, 1994	period ended June 30, 2000

10(f)(i)	Retirement Benefit Restoration Plan, as amended	Incorporated by reference to Exhibit 10(i)(i) to the
	and restated as of November 27, 2000	registrant’s Annual Report on Form 10-K for the
fiscal year ended September 30, 2000

10(f)(ii)	Amendment to the Retirement Benefit	Incorporated by reference to Exhibit 10(i)(ii) to the
	Restoration Plan dated October 16, 2001	registrant’s Annual Report on Form 10-K for the
fiscal year ended September 30, 2001

10(f)(iii)	Employee Participation Agreement dated	Incorporated by reference to Exhibit 10(i)(iii) to the
	November 27, 2000 between the registrant and	registrant’s Annual Report on Form 10-K for the
	John R. Considine	period ended September 30, 2000

10(f)(iv)	Agreement dated December 18, 2000 between	Incorporated by reference to Exhibit 10(i)(iv) to the
	the registrant and John R. Considine	registrant’s Annual Report on Form 10-K for the
period ended September 30, 2000

Exhibit
Number	Description	Method of Filing

10(g) (i)	1994 Restricted Stock Plan for Non Employee	Incorporated by reference to Exhibit A to the
	Directors	registrant’s Proxy Statement dated January 5, 1994

10(g)(ii)	Amendment to the 1994 Restricted Stock Plan	Incorporated by reference to Exhibit 10(j)(ii) to the
	for Non-Employee Directors as of November 26,	registrant’s Annual Report on Form 10-K for the
	1996	fiscal year ended September 30, 1996

10(h)(i)	1995 Stock Option Plan, as amended and restated	Incorporated by reference to Exhibit 10(k) to the
	January 27, 1998	registrant’s Annual Report on Form 10-K for the
fiscal year ended September 30, 1998

10(h)(ii)	Amendments dated as of April 24, 2000 to the	Incorporated by reference to Exhibit 10(k) to the
	1995 Stock Option Plan, as amended and restated	registrant’s Quarterly Report on Form 10-Q for the
	January 27, 1998	period ended June 30, 2000

10(i)(i)	1998 Stock Option Plan	Incorporated by reference to Exhibit 10.1 to the
registrant’s Quarterly Report on Form 10-Q/A for
the period ended March 31, 1998

10(i)(ii)	Amendments dated as of April 24, 2000 to the	Incorporated by reference to Exhibit 10(l) to the
	1998 Stock Option Plan	registrant’s Quarterly Report on Form 10-Q for the
period ended June 30, 2000

10(j)	Australian, French and Spanish addenda to the	Incorporated by reference to Exhibit 10(m) to the
	Becton, Dickinson and Company Stock Option	registrant’s Annual Report on Form 10-K for the
	Plans	fiscal year ended September 30, 1998

10(k)	Indian addendum to the Becton, Dickinson and	Incorporated by reference to Exhibit 10(n) to
	Company Stock Option Plans	registrant’s Annual Report on Form 10-K for the
fiscal year ended September 30, 1999

10(l)	China and Japan addenda to Becton, Dickinson	Incorporated by reference to Exhibit 10(n)(i) to
	and Company Stock Option Plans	registrant’s Annual Report on Form 10-K for the
fiscal year ended September 30, 2002

10(m)(i)	Non-Employee Directors 2000 Stock Option	Incorporated by reference to Exhibit 10(o) to the
	Plan	registrant’s Quarterly Report on Form 10-Q for the
period ended March 31, 2000

10(m)(ii)	Amendments dated as of April 24, 2000 to the	Incorporated by reference to Exhibit 10(o) to the
	Non-Employee Directors 2000 Stock Option	registrant’s Quarterly Report on Form 10-Q for the
	Plan	period ended June 30, 2000

10(n)	2002 Stock Option Plan	Incorporated by reference to Appendix A to the
registrant’s Proxy Statement dated January 2, 2002

10(o)	2004 Employee and Director Equity-Based	Filed with this report
Compensation Plan, as amended and restated as
of November 21, 2006

10(p)	Terms of Awards under 2004 Employee and	Incorporated by reference to Exhibit A of the
	Director Equity-Based Compensation Plan	registrant’s Current Report on Form 8-K dated
November 21, 2005

10	(q)	Compensation of non-management members of	Incorporated by reference to Exhibit B of the
		the Board of Directors of Becton, Dickinson and	registrant’s Current Report on Form 8-K dated
		Company	November 21, 2005

10	(r)	Amended and Restated Aircraft Time Sharing	Filed with this report
Agreement between Becton, Dickinson and
Company and Edward J. Ludwig dated as of
September 22, 2006

10	(s)	Amended and Restated Five-Year Credit	Incorporated by reference to Exhibit 10(d) of the
		Agreement, dated as of August 13, 2004 among	registrant’s Quarterly Report on Form 10-Q for the
		the registrant and the banks named therein	period ended June 30, 2004

13		Portions of the registrant’s Annual Report to	Filed with this report
Shareholders for fiscal year 2006

21		Subsidiaries of the registrant	Filed with this report

23		Consent of independent registered public	Filed with this report
accounting firm

31		Certifications of Chief Executive Officer and	Filed with this report
Chief Financial Officer, pursuant to SEC Rule
13(a)-14(a)

32		Certifications of Chief Executive Officer and	Filed with this report
Chief Financial Officer, pursuant to Section 1350
of Chapter 63 of Title 18 of the U.S. Code

___________________

     Copies of any Exhibits not accompanying this Form 10-K are available at a charge of 25 cents per page by contacting: Investor Relations, Becton, Dickinson and Company, 1 Becton Drive, Franklin Lakes, New Jersey 07417-1880, Phone: 1-800-284-6845.