Form 10-Q
period 2006-12-31
BECTON DICKINSON & CO
filed 2007-02-06
CIK 10795

FORM 10-Q
 UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	December 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number 001-4802

Becton, Dickinson and Company
(Exact name of registrant as specified in its charter)
New Jersey	22-0760120
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

          Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐   No ☐

          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class of Common Stock	Shares Outstanding as of December 31, 2006
Common stock, par value $1.00	244,590,791

BECTON, DICKINSON AND COMPANY
FORM 10-Q
For the quarterly period ended December 31, 2006

TABLE OF CONTENTS

ITEM 1. FINANCIAL STATEMENTS
BECTON, DICKINSON AND COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
Thousands of dollars
	December 31,	September 30,
Assets	2006	2006

	(Unaudited)
Current Assets:
Cash and equivalents	$533,425	$1,000,289
Short-term investments	109,928	106,386
Trade receivables, net	928,725	885,748
Inventories:
Materials	123,187	121,598
Work in process	180,918	156,957
Finished products	622,493	597,183

	926,598	875,738
Prepaid expenses, deferred taxes and other	326,446	317,092

Total Current Assets	2,825,122	3,185,253

Property, plant and equipment	4,888,550	4,742,957
Less allowances for depreciation and amortization	2,682,420	2,609,409

	2,206,130	2,133,548
Goodwill	614,590	565,146
Core and Developed Technology, Net	377,662	244,811
Other Intangibles, Net	85,139	91,501
Capitalized Software, Net	179,839	189,355
Other	522,059	414,911

Total Assets	$6,810,541	$6,824,525

Liabilities and Shareholders’ Equity

Current Liabilities:
Short-term debt	$205,866	$427,218
Payables and accrued expenses	1,266,404	1,149,111

Total Current Liabilities	1,472,270	1,576,329
Long-Term Debt	956,114	956,971
Long-Term Employee Benefit Obligations	207,636	270,495
Deferred Income Taxes and Other	243,521	184,526
Commitments and Contingencies	-	-
Shareholders’ Equity:
Common stock	332,662	332,662
Capital in excess of par value	927,459	873,535
Retained earnings	5,427,451	5,345,697
Deferred compensation	12,143	11,134
Common shares in treasury – at cost	(2,803,261)	(2,698,016)
Accumulated other comprehensive income (loss)	34,546	(28,808)

Total Shareholders’ Equity	3,931,000	3,836,204

Total Liabilities and Shareholders’ Equity	$6,810,541	$6,824,525

See notes to condensed consolidated financial statements

BECTON, DICKINSON AND COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Thousands of dollars, except per share data
(Unaudited)

	Three Months Ended
	December 31,

	2006	2005

Revenues	$1,501,526	$1,393,845

Cost of products sold	708,933	665,946
Selling and administrative	384,084	349,027
Research and development	194,679	68,359

Total Operating Costs and Expenses	1,287,696	1,083,332

Operating Income	213,830	310,513

Interest income	16,114	14,671
Interest expense	(12,868)	(16,760)
Other expense, net	(2,368)	(1,163)

Income From Continuing Operations Before
Income Taxes	214,708	307,261

Income tax provision	83,657	83,559

Income From Continuing Operations	131,051	223,702

Income (loss) from Discontinued Operations, net	11,828	(5,842)

Net Income	$142,879	$217,860

Basic Earnings per Share:
Income from Continuing Operations	$0.53	$0.90
Income (loss) from Discontinued Operations	0.05	(0.02)

Basic Earnings per Share	$0.58	$0.88

Diluted Earnings per Share:
Income from Continuing Operations	$0.51	$0.87
Income (loss) from Discontinued Operations	0.05	(0.02)

Diluted Earnings per Share	$0.56	$0.85

Dividends per Common Share	$0.245	$0.215

See notes to condensed consolidated financial statements

BECTON, DICKINSON AND COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Thousands of dollars
(Unaudited)
	Three Months Ended
	December 31,

	2006	2005

Operating Activities
Net income	$142,879	$217,860
(Income) loss from discontinued operations, net	(11,828)	5,842

Income from continuing operations	131,051	223,702
Adjustments to income from continuing operations to derive net cash provided by continuing operating activities, net of amounts acquired:
Depreciation and amortization	101,081	99,161
Share-based compensation	34,611	34,643
Deferred income taxes	(27,457)	(11,139)
Acquired in-process research and development	114,739	-
Change in working capital	(23,579)	(60,695)
Pension obligation	(67,973)	(126,707)
Other, net	13,599	14,257

Net Cash Provided by Continuing Operating Activities	276,072	173,222

Investing Activities
Capital expenditures	(110,579)	(64,059)
Capitalized software	(5,405)	(3,568)
Purchases of investments, net	(1,587)	(7,668)
Acquisition of business, net of cash acquired	(339,528)	-
Proceeds from discontinued operations	19,971	-
Other, net	(12,415)	(13,995)

Net Cash Used for Continuing Investing Activities	(449,543)	(89,290)

Financing Activities
Change in short-term debt	(122,246)	99,484
Payments of debt	(99,948)	(99)
Repurchase of common stock	(112,329)	(100,547)
Issuance of common stock from treasury	19,101	38,493
Excess tax benefits from payments under share-based plans	9,454	12,591

Net Cash (Used for) Provided by Continuing Financing Activities	(305,968)	49,922

Discontinued Operations
Net cash provided by (used for) operating activities	9,487	(7,495)
Net cash used for investing activities	-	(271)

Net Cash Provided by (Used for) Discontinued Operations	9,487	(7,766)

Effect of exchange rate changes on cash and equivalents	3,088	(5)

Net (decrease) increase in cash and equivalents	(466,864)	126,083

Opening Cash and Equivalents	1,000,289	1,042,890

Closing Cash and Equivalents	$533,425	$1,168,973

See notes to condensed consolidated financial statements

BECTON, DICKINSON AND COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Dollar and share amounts in thousands, except per share data
December 31, 2006

Note 1 - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, in the opinion of the management of the Company, include all adjustments which are of a normal recurring nature, necessary for a fair presentation of the financial position and the results of operations and cash flows for the periods presented. However, the financial statements do not include all information and footnotes required for a presentation in accordance with U.S. generally accepted accounting principles. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included or incorporated by reference in the Company's 2006 Annual Report on Form 10-K. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year. Certain reclassifications have been made to prior year amounts to conform to current year presentation.

Note 2 – Comprehensive Income

Comprehensive income was comprised of the following:

	Three Months Ended
	December 31,

	2006	2005

Net Income	$142,879	$217,860
Other Comprehensive Income (Loss), Net of Tax
Foreign currency translation adjustments	75,477	(27,605)
Unrealized (losses) on investments,
net of amounts reclassified	(10,397)	(1,779)
Unrealized (losses) gains on cash flow
hedges, net of amounts realized	(1,726)	2,734

	63,354	(26,650)

Comprehensive Income	$206,233	$191,210

The amount of unrealized losses or gains on investments and cash flow hedges in comprehensive income has been adjusted to reflect any realized gains and recognized losses included in net income during the three months ended December 31, 2006 and 2005. The change in foreign currency translation adjustments is primarily attributable to stronger European currencies versus the U.S. dollar for the three months ended December 31, 2006, compared with the three months ended December 31, 2005.

Note 3 - Earnings per Share

The weighted average common shares used in the computations of basic and diluted earnings per share (shares in thousands) were as follows:

	Three Months Ended
	December 31,

	2006	2005

Average common shares outstanding	245,550	248,046
Dilutive share equivalents from
share-based plans	9,391	7,805

Average common and common
equivalent shares outstanding –
assuming dilution	254,941	255,851

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

	Three Months Ended
	December 31,

	2006		2005

Revenues (A)
Medical	$826,247		$750,484
Diagnostics	442,400		434,118
Biosciences	232,879		209,243

	$1,501,526		$1,393,845

Segment Operating Income
Medical	$246,143		$223,630
Diagnostics	(345)	(B)	119,246
Biosciences	56,235		49,323

Total Segment Operating Income	302,033		392,199
Unallocated Items (C)	(87,325)		(84,938)

Income from Continuing
Operations Before Income Taxes	$214,708		$307,261

	Three Months Ended
	December 31,

	2006	2005

Revenues by Organizational Units
BD Medical
Medical Surgical Systems	$467,751	$428,163
Diabetes Care	168,686	163,480
Pharmaceutical Systems	172,940	143,763
Ophthalmic Systems	16,870	15,078

	$826,247	$750,484

BD Diagnostics
Preanalytical Systems	$240,072	$222,163
Diagnostic Systems	202,328	211,955

	$442,400	$434,118

BD Biosciences
Immunocytometry Systems	$129,601	$112,852
Pharmingen	39,390	36,946
Discovery Labware	63,888	59,445

	$232,879	$209,243

	$1,501,526	$1,393,845

(A)	Intersegment revenues are not material.

(B)	Includes the in-process research and development charge related to the TriPath acquisition. See Note 8 for additional information.

(C)	Includes primarily share-based compensation expense; interest, net; foreign exchange; and corporate expenses.

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

Share-based compensation expense reduced the Company’s results of operations as follows:

	Three Months Ended
	December 31,

	2006		2005

Selling and administrative expense	$24,582		$25,002
Cost of products sold	6,146		5,852
Research and development expense	3,883		3,789

Income From Continuing Operations
Before Income Taxes	$34,611		$34,643

Net Income	$22,676	(A)	$23,211	(A)

(A) Share-based compensation attributable to discontinued operations was not material.

The amount of unrecognized compensation expense for all non-vested share-based awards as of December 31, 2006 was approximately $181,206, which is expected to be recognized over a weighted-average remaining life of approximately 2.38 years.

The fair values of stock appreciation rights granted during the annual share-based grants in November of 2006 and 2005, respectively, were estimated on the date of grant using a lattice-based binomial valuation model based on the following assumptions: risk-free interest rates of 4.56% and 4.48%, respectively; expected volatility of 28% for both periods; expected dividend yield of 1.37% and 1.46%, respectively; and expected life of 6.5 years for both periods.

Note 7 – Benefit Plans

The Company has defined benefit pension plans covering substantially all of its employees in the United States and certain foreign locations. The Company also provides certain postretirement healthcare and life insurance benefits to qualifying domestic retirees. Other postretirement benefit plans in foreign countries are not material.

Net pension and postretirement cost included the following components for the three months ended December 31:

	Pension Plans		Other Postretirement Benefits

	2006	2005	2006	2005

Service cost	$13,804	$17,635	$1,088	$1,017
Interest cost	15,124	17,249	3,644	3,716
Expected return on plan assets	(17,709)	(19,143)	-	-
Amortization of prior service cost	39	45	(1,531)	(1,558)
Amortization of loss	3,449	6,796	1,166	1,769

Net pension and postretirement cost	$14,707	$22,582	$4,367	$4,944

Note 8 – Acquisition and Divestiture

TriPath Acquisition
On December 20, 2006, the Company acquired the outstanding shares (approximately 93.8%) of TriPath Imaging, Inc. (“TriPath”) which it did not previously own. TriPath develops, manufactures, markets and sells innovative solutions to improve the clinical management of cancer, including detection, diagnosis, staging and treatment. The acquisition advances the Company’s position in cancer diagnostics. The acquisition was accounted for as a business combination and the results of operations of TriPath were included in the Diagnostics Segment’s results as of the acquisition date. Pro forma information was not provided as the acquisition did not have a material effect on the Company’s consolidated results. The purchase price was $361,883 in cash, including transaction costs and other consideration. The purchase price was allocated based upon the fair values of the assets and liabilities acquired. The allocation of the purchase price resulted in deferred tax assets of $74,221 primarily consisting of net operating loss carry-forwards and credits; core and developed technology of $135,097; deferred tax liabilities of $52,662 primarily associated with other intangible assets; and other net assets of $51,857 consisting primarily of cash and trade receivables. Core and developed technology will be amortized on a straight-line basis over its estimated useful life of approximately 15 years. The excess of the purchase price over the fair value of the assets acquired of $38,631 was recorded as goodwill.

In connection with the acquisition, the Company also incurred a non-deductible charge of $114,739 for acquired in-process research and development. This charge, based on fair value, is associated with three projects: molecular/Pap test, breast staging, and ovarian cancer detection. These projects had not yet reached technological feasibility and do not have alternative future use at the acquisition date. The portion of the charge allocated to each of these projects was $75,992, $18,764 and $19,983, respectively. The charge was recorded as Research and development expense.

The molecular/Pap test uses proprietary molecular biomarkers and reagents that are intended to allow for the primary screening of cervical cancer. The diagnostic assay is being developed to test slides prepared using TriPath’s SurePath® liquid-based Pap test and to permit concurrent evaluation of morphologic features and measurement of the over-expression of molecular biomarkers that are associated with biopsy-proven moderate to severe cervical disease and cancer. Clinical trials have been initiated for this project.

The breast staging project uses proprietary molecular biomarkers and reagents that are intended to predict the risk of disease recurrence and to aid in treatment selection in patients with early stage breast cancer. The diagnostic assay is being developed for use with commercially available detection kits and staining platforms and will utilize TriPath’s interactive histology imaging system to quantify biomarker over-expression in tissue samples collected at the time of initial diagnosis of breast cancer. Clinical trials have been initiated for this project.

The ovarian cancer detection project is intended to allow for serum-based screening and monitoring assays for ovarian cancer based upon the detection of multiple biomarkers using a proprietary panel of biomarkers and assay algorithms. In addition, multiplex testing platforms are being evaluated to allow for the simultaneous testing of multiple markers from a small volume of serum. The detection assays being developed will utilize certain technologies from the Biosciences segment. Clinical trials have not been initiated for this project.

The fair values of these projects were determined based upon the present value of projected cash flows utilizing an income approach reflecting the appropriate risk-adjusted discount rate based on the applicable technological and commercial risk of each project. These cash flows also took into account the income and expenses associated with the further development and commercialization of the underlying products. The range of discount rates assigned to the projects was 22 to 30 percent and gave consideration to the underlying risk relative to the developed technology, the overall commercial and technical risk, and the probabilities of success for each of the projects. The ongoing activity associated with each of these projects is not expected to be material to the Company’s Research and development expense.

BGM Divestiture
On September 28, 2006, the Company announced a plan to exit the blood glucose monitoring (“BGM”) market. The decision to exit the BGM market was made following an evaluation of the future outlook for the product line. The Company recorded a pre-tax charge of $63,414, which was included in the Medical segment, in connection with its decision to exit the BGM product line. At September 30, 2006, an accrual of $32,408, which primarily consisted of inventory related purchase commitments and severance, was reported in current liabilities.

During the first quarter of 2007, the Company received an unsolicited offer for the purchase of the BGM product line. On December 11, 2006, the Company sold the product line for $19,971 and recognized a pre-tax gain on sale of $15,226. Following the sale, the Company’s prior period Condensed Consolidated Statements of Income and Cash Flows and related disclosures have been restated to separately present the results of the BGM product line as discontinued operations. The September 30, 2006 Condensed Consolidated Balance Sheet has not been restated. In connection with the sale, previously accrued inventory-related purchase commitments of $3,188 were reversed and included in discontinued operations. At December 31, 2006, the remaining accrual relating to the exit costs was $14,558.

Results of discontinued operations were as follows:

	Three Months Ended
	December 31,

	2006	2005

Revenues	$21,738	$20,216

Income (loss) from discontinued operations
before income taxes	18,968	(9,392)
Income tax (provision) benefit	(7,140)	3,550

Income (loss) from discontinued operations, net	$11,828	$(5,842)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Company Overview
Becton, Dickinson and Company (“BD” or “the Company”) is a medical technology company engaged principally in the manufacture and sale of a broad range of medical supplies, devices, laboratory equipment and diagnostic products used by healthcare institutions, life science researchers, clinical laboratories, industry and the general public. Our business consists of three worldwide business segments – BD Medical (“Medical”), BD Diagnostics (“Diagnostics”) and BD Biosciences (“Biosciences”). Our products are marketed in the United States and internationally through independent distribution channels, directly to end-users and by independent sales representatives.

BD’s management operates the business consistent with the following core strategies:

  To increase revenue growth by focusing on products that deliver greater benefits to patients, healthcare workers and researchers;
  To improve operating effectiveness and balance sheet productivity; and,
  To strengthen organizational and associate capabilities in the ever-changing healthcare environment.
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

The results of our strategies are reflected in our first quarter 2007 financial and operational performance. BD reported first quarter revenues of $1.502 billion, an increase of 8% from the same period a year ago, and reflected volume increases of approximately 6% and favorable foreign currency translation of approximately 2%. Sales in the United States of safety-engineered devices grew 8% to $247 million in the first quarter of 2007, compared with the prior year’s period. International sales of safety-engineered devices grew 30% to $96 million in the first quarter of 2007, compared with the prior year’s period. Overall, international revenue growth of 7% for the three-month period included a 4% favorable impact of foreign currency translation. As further discussed in our 2006 Annual Report on Form 10-K, we face currency exposure that arises from translating the results of our worldwide operations to the U.S. dollar at exchange rates that fluctuate from the beginning of the period. We purchase option and forward contracts to partially protect against adverse foreign exchange rate movements.

Our balance sheet remains strong, with net cash provided by continuing operations at approximately $276 million for the three months ended December 31, 2006, and our debt-to-capitalization ratio (shareholders' equity, net non-current deferred income tax liabilities, and debt) decreasing to 21.9% at December 31, 2006 from 25.8% at September 30, 2006.

Our ability to sustain our long-term growth will depend on a number of factors, including our ability to expand our core business (including geographical expansion), develop innovative new products with higher gross profit margins across our business segments, and continue to improve operating efficiency and organizational effectiveness. Numerous factors can affect our ability to achieve these goals, including without limitation, U.S. and global economic conditions, increased competition and healthcare cost containment initiatives. We believe that there are several important factors relating to our business that tend to reduce the impact on BD of any potential economic or political events in countries in which we do business, including the effects of possible healthcare system reforms. For example, since many of our products are used in essential medical care, demand for such products tends not to be significantly affected by economic fluctuations. Other factors include the international nature of our business and our ability to meet the needs of the worldwide healthcare industry with cost-effective and innovative products.

BD purchases supplies of resins, which are oil-based components used in the manufacture of certain products. During the first quarter of fiscal 2007, we incurred slightly higher resin purchase costs, primarily due to increases in world oil prices during the late summer 2006. While the impact of further increases, if any, in resin purchase costs is not expected to be significant on our fiscal 2007 operating results, such increases could impact future operating results. We would attempt to mitigate any such impact through continued improvement in our profit margins resulting from increased sales of products with higher margins, cost reduction programs, productivity improvements and, to a lesser extent, periodic price increases and adjustments.

Our anticipated revenue growth over the next three years, excluding any impact relating to foreign exchange, is expected to come from the following:

  Business growth and expansion among all segments, and

  Development in each business segment of new products and services that provide increased benefits to patients, healthcare workers and researchers.

On December 20, 2006, we acquired the 93.8% of the outstanding stock of TriPath Imaging, Inc. (“TriPath”) which we did not previously own, for a cash purchase price of $9.25 per share, or approximately $362 million. TriPath develops, manufactures, markets and sells innovative solutions to improve the clinical management of cancer, including detection, diagnosis, staging and treatment. In connection with the acquisition, BD incurred a charge of $115 million for acquired in-process research and development. See Note 8 of the Condensed Consolidated Financial Statements for additional discussion.

During the first quarter of 2007, we received an unsolicited offer for the purchase of the BGM product line. On December 11, 2006, we sold the product line for $20 million and recognized a pre-tax gain on sale of $15 million. Following the sale, prior period Condensed Consolidated

Statements of Income and Cash Flows and related discussions have been restated to separately present the results of the BGM product line as discontinued operations.

Results of Operations

Revenues

Refer to Note 5 in the Notes to Condensed Consolidated Financial Statements for segment financial data.

Medical Segment
First quarter revenues of $826 million represented an increase of $76 million, or 10%, from the prior year’s quarter, including an estimated $15 million, or 2%, favorable impact due to foreign currency translation. Strong sales of Pharmaceutical Systems products and safety-engineered devices contributed to this growth. Global sales of safety-engineered products were $173 million, as compared with $154 million in the prior year’s quarter.

Diagnostics Segment
First quarter revenues of $442 million represented an increase of $8 million, or 2%, over the prior year quarter, including an estimated $7 million, or 2%, favorable impact due to foreign currency translation. The Preanalytical Systems unit of the segment reported revenue growth of 8% over the prior year’s quarter. Global sales of safety-engineered products totaled $169 million, compared with $148 million in the prior year’s quarter due, in large part, to strong sales of BD Vacutainer Push Button Blood Collection Sets in the current year’s quarter. Revenues in the Diagnostic Systems unit of the segment decreased 5%. The decrease is primarily related to an approximate $24 million decline in sales of flu diagnostics test sales in Japan, as compared to the prior year period. This decrease in flu diagnostics sales more than offset the growth from the BD ProbeTec ET and BD Phoenix instruments. Revenue in the prior year’s quarter reflected strong sales of flu diagnostics tests to distributors in Japan. Also contributing to the decline in the first quarter is a relatively mild flu season in Japan and the United States in 2007 and the transition to an internally-sourced flu test that has yet to receive market acceptance in Japan. There can be no assurance that our flu test will achieve market acceptance in Japan.

Biosciences Segment
First quarter revenues of $233 million represented an increase of $24 million, or 11%, over the prior year’s quarter, including an estimated $4 million, or 2%, favorable impact due to foreign currency translation. Research instruments and reagent sales continued to be the primary growth contributors, driven by increased demand for research analyzers and clinical reagents.

Segment Operating Income

Medical Segment
Segment operating income for the first quarter was $246 million of Medical revenues, compared with $224 million in the prior year’s quarter, or 29.8% of Medical revenues in both years. Gross profit margin declined slightly due to unfavorable mix between business units, combined with higher resin-based raw material costs. See further discussion on gross profit margin below. Selling and administrative expense as a percent of Medical revenues in the first quarter of 2007 was moderately lower than the first quarter of 2006, due to tight controls in administrative expenses. Research and development expenses for the quarter increased $3.5 million, or 17%, reflecting increased investment in new products and platforms.

Diagnostics Segment
Segment operating income for the first quarter decreased $120 million from $119 million in the prior year’s quarter, primarily due to the in-process research and development charge of $115 million associated with the TriPath acquisition, as well as the operating results of GeneOhm, which was acquired in the second quarter of 2006. Gross profit margin was higher than the first quarter of 2006, primarily due to a favorable sales mix of products with higher margins, as well as productivity gains. See further discussion on gross profit margin below. Selling and administrative expense as a percentage of Diagnostics revenues in the first quarter of 2007 was higher than the comparable amount in the first quarter of 2006, largely due to the impact of GeneOhm, partially offset by tight controls on spending. Research and development expenses in the first quarter of 2007 increased $119 million, which includes the in-process research and development charge. Research and development expenses also reflect investment in new products and incremental GeneOhm expenses.

Biosciences Segment
Segment operating income for the first quarter was $56 million, or 24.1%, of Biosciences revenues, compared with $49 million, or 23.6%, in the prior year’s quarter. The increase in operating income as a percentage of revenues reflected increased sales of products with higher margins. See further discussion on gross profit margin below. Selling and administrative expense as a percent of Biosciences revenues for the quarter was slightly lower compared with the prior year’s quarter. Research and development expenses in the quarter increased $2.2 million, or 14%, reflecting increased spending on new product development.

Gross Profit Margin
Gross profit margin was 52.8% for the first quarter, compared with 52.2% for the comparable prior year period. Gross profit margin in the first quarter of fiscal 2007 as compared with the prior period reflected an estimated 0.7% net improvement relating to increased sales of products with relatively higher margins and an estimated 0.2% improvement associated primarily with productivity gains. These improvements were partially offset by an estimated 0.3% impact from foreign currency translation. We expect gross profit margin to improve, on a reported basis, by about 70 basis points in fiscal 2007, with TriPath operations accounting for 20 basis points.

Selling and Administrative Expense
Selling and administrative expense was 25.6% of revenues for the first quarter, compared with 25.0% for the prior year’s period. Aggregate expenses for the current period reflect increases in base spending of $12 million, in line with inflation, and in expenses associated with the GeneOhm and TriPath operations of $10 million. Increases in selling and administrative expense also reflect the absence of proceeds from insurance settlements of $7 million received in the prior year’s quarter in connection with the Company’s previously owned latex glove business, as well as an unfavorable foreign exchange impact of $6 million. Selling and administrative expense as a percentage of revenues is expected to increase, on a reported basis, by about 10 basis points in fiscal 2007, with 20 basis points attributable to TriPath’s operations.

Research and Development Expense
Research and development expense was $195 million, or 13.0% of revenues for the first quarter, compared with the prior year’s amount of $68 million, or 4.9% of revenues. The in-process research and development charge of $115 million associated with the TriPath acquisition was included in Research and development expense in the first quarter of 2007. Research and development expenditures also reflects increased spending for new programs in each of our segments. We anticipate Research and development expense to increase, on a reported basis, about 35% for fiscal 2007, with approximately 15% due to the impact of the in-process research and development charges for TriPath in fiscal 2007 and GeneOhm in fiscal 2006 and 5% due to the impact of TriPath’s operations in fiscal 2007.

Non-Operating Expense and Income
Interest income was $16 million in the first quarter, compared with $15 million in the prior year’s period, and reflected higher interest rates and cash balances. Interest expense was $13 million in the first quarter, compared with $17 million in the prior year’s period, which reflects lower debt levels.

Income Taxes
The income tax rate was 39.0% for the first quarter, compared with the prior year’s rate of 27.2% . The increase is principally due to the non-deductibility of the acquired in-process research and development charge associated with the TriPath acquisition, partially offset by the impact of approximately 2.0% resulting from the retroactive reinstatement of the research and experimentation tax credit. The prior year’s first quarter rate also reflected the impact of approximately 0.3% relating to proceeds received from insurance settlements. The Company expects the reported tax rate for the full year to be approximately 29%.

Income from Continuing Operations and Diluted Earnings Per Share from Continuing Operations
Income from continuing operations and diluted earnings per share from continuing operations for the first quarter of 2007 were $131 million and 51 cents, respectively. Income from continuing operations and diluted earnings per share from continuing operations for the prior year’s first quarter were $224 million and 87 cents, respectively. The in-process research and development charge associated with the TriPath acquisition reduced income from continuing operations for the current quarter by $115 million and diluted earnings per share from continuing operations by 45 cents. Proceeds from insurance settlements increased income from continuing operations in the prior year’s quarter by $4 million and diluted earnings per share from continuing operations by 2 cents.

Liquidity and Capital Resources
Net cash provided by continuing operating activities, which continues to be our primary source of funds to finance operating needs and capital expenditures, was $276 million during the first quarter of 2007, compared with $173 million in the same period in 2006. Change in working capital was $24 million in the first three months of 2007, as compared with the prior year’s period of $61 million, and reflects an increase in accounts payable and accrued expenses. Net cash provided by continuing operations in the first quarters of 2007 and 2006 was reduced by changes in the pension obligation, resulting primarily from discretionary cash contributions of $75 million and $150 million, respectively.

Net cash used for continuing investing activities for the first quarter of the current year was $450 million, compared with $89 million in the prior year period. The current year amount reflects the payment in the first quarter of $340 million of net cash paid for the TriPath acquisition. Capital expenditures were $111 million in the first three months of 2007 and $64 million in the same period in 2006. We expect capital spending for 2007 to be in the $600 to $650 million range.

Net cash used for continuing financing activities for the first quarter of the current year was $306 million, while in the prior year period there was net cash provided by continuing financing activities of $50 million. As of December 31, 2006, total debt of $1.2 billion represented 21.9% of total capital (shareholders' equity, net non-current deferred income tax liabilities, and debt), versus 25.8% at September 30, 2006. Short-term debt decreased to 18% of total debt at the end of the three-month period, from 31% at September 30, 2006.

For the first quarter of the current year, the Company repurchased approximately $112 million of its common stock, compared with approximately $101 million of its common stock in the prior year period. At December 31, 2006, authorization to repurchase an additional 5.5 million common shares remained. Stock repurchases were offset, in part, by the issuance of common stock from treasury upon the exercise of stock options by employees.

We have in place a commercial paper borrowing program that is available to meet our short-term financing needs, including working capital requirements. Borrowings outstanding under this program were $200 million at December 31, 2006. During the quarter, we amended our syndicated credit facility to increase the amount available from $900 million to $1 billion and extend the expiration date from August 2009 to December 2011. This credit facility, under which there were no borrowings outstanding at December 31, 2006, provides backup support for our commercial paper program and can also be used for other general corporate purposes. This credit facility includes a single financial covenant that requires BD to maintain an interest expense coverage ratio (ratio of earnings before income taxes, depreciation and amortization to interest expense) of not less than 5-to-1 for the most recent four consecutive fiscal quarters. On the last eight measurement dates, this ratio has ranged from 17-to-1 to 21-to-1. In addition, we have informal lines of credit outside the United States.

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

Adoption of New Accounting Standards
In July 2006, the Financial Accounting Standards Board (the “FASB”) issued Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 prescribes guidance for recognition, measurement, and disclosure of uncertain tax positions recognized in financial statements in accordance with Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes”. The provisions of this interpretation will be applied to all tax positions upon its initial adoption. The Company is required to adopt this interpretation in fiscal year 2008 and the cumulative effect, if any, of applying this interpretation will be reported as an adjustment to the opening balance of retained earnings for such fiscal year. The Company is currently evaluating the impact of FIN 48 on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (“SFAS No. 158”). This statement requires the Company to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its consolidated balance sheet and to recognize changes in the funded status in the year in which the changes occur through comprehensive income. SFAS No. 158 also requires the funded status of a plan to be measured as of the balance sheet date and provides for additional disclosure requirements. As required, the Company will adopt the recognition and disclosure provision of this statement at the end of fiscal year 2007. Based on the underfunded status of the plans as of September 30, 2006, this provision is expected to be material to the Company’s consolidated balance sheet. The Company expects no impact to the measurement date of its plans, as the plans are currently measured at its fiscal year-end.

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

  We operate in a highly competitive environment. New product introductions by our current or future competitors could adversely affect our ability to compete in the global market. For example, new forms of inhaled or other methods of insulin delivery, such as the new inhaled form of insulin approved by the U.S. Food and Drug Administration (“FDA”) and European authorities, could adversely impact sales of our insulin injection devices. Patents attained by competitors, particularly as patents on our products expire, may also adversely impact our competitive position.

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

Item 3.      Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in information reported since the end of the fiscal year ended September 30, 2006.

Item 4.      Controls and Procedures

An evaluation was carried out by BD’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of BD’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of December 31, 2006. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were, as of the end of the period covered by this report, adequate and effective to ensure that material information relating to BD and its consolidated subsidiaries would be made known to them by others within these entities. There were no changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2006 identified in connection with the above-referenced evaluation that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.

Legal Proceedings

We are involved, both as a plaintiff and a defendant, in various legal proceedings which arise in the ordinary course of business, including product liability and environmental matters as set forth in our 2006 Annual Report on Form 10-K.

Since September 30, 2006, the following developments have occurred with respect to the legal proceedings in which we are involved:

Healthcare Research & Development Institute, LLC

As previously reported, BD has received a subpoena issued by the Connecticut Attorney General and a subpoena issued by the Illinois Attorney General, each seeking documents and information relating to BD’s participation as a member of Healthcare Research & Development Institute, LLC (“HRDI”), a healthcare trade organization. In January 2007, it was reported that HRDI entered into a settlement with the Attorneys General of Connecticut and Florida with respect to the investigation being conducted by the Connecticut Attorney General, although the Connecticut Attorney General is still investigating certain corporate members of HRDI. The investigation of the Illinois Attorney General is ongoing. BD believes that its participation in HRDI complied fully with the law and has responded to these subpoenas. BD has not received any communication with respect to either investigation since completing its document production.

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

Item 1A.	Risk Factors

There have been no material changes from the risk factors disclosed in Part 1, Item 1A, of our Annual Report on Form 10-K for the 2006 fiscal year.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth certain information regarding our purchases of common stock of BD during the fiscal quarter ended December 31, 2006.

Issuer Purchases of Equity Securities

			Total Number of
			Shares Purchased	Maximum Number
			as Part of	of Shares that May
		Average Price	Publicly	Yet Be Purchased
For the three months ended	Total Number of	Paid per	Announced Plans	Under the Plans or
December 31, 2006	Shares Purchased (1)	Share	or Programs (2)	Programs (2)

October 1 – 31, 2006	952	$70.13	-	7,063,814

November 1 – 30, 2006	753,376	$71.42	750,000	6,313,814

December 1 – 31, 2006	810,769	$72.55	810,000	5,503,814

Total	1,565,097	$72.00	1,565,000	5,503,814

(1)
Includes 3,491 shares purchased during the quarter in open market transactions by the trustee under BD’s Deferred Compensation Plan and 1996 Directors’ Deferral Plan, and 1,606 shares delivered to BD in connection with stock option exercises.

(2)
These repurchases were made pursuant to a repurchase program covering 10 million shares authorized by the Board of Directors of BD on November 22, 2005 (the “2005 Program”). There is no expiration date for the 2005 Program.

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.           Submission of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of security holders during the fiscal quarter ended December 31, 2006.

Our Annual Meeting of Shareholders was held on January 30, 2007, at which the following matters were voted upon:

i.)	A management proposal for the election of five directors for the terms indicated below was voted upon as follows:

		Votes
Nominee	Term	For Votes	Withheld
Claire M. Fraser-Liggett	2 Years	221,040,823	3,017,370
Henry P. Becton, Jr.	3 Years	219,133,338	4,924,855
Edward F. DeGraan	3 Years	214,048,405	10,009,788
Adel A. F. Mahmoud	3 Years	221,372,532	2,685,661
James F. Orr	3 Years	220,025,639	4,032,554

The directors whose term of office as a director continued after the meeting are: Basil L. Anderson, Edward J. Ludwig, Gary A. Mecklenburg, Willard J. Overlock, Jr., James E. Perrella, Bertram L. Scott and Alfred Sommer.

ii.)
A management proposal to ratify the selection of Ernst & Young, LLP as independent registered public accounting firm for the fiscal year ending September 30, 2007 was voted upon. 220,918,988 shares were voted for the proposal, 1,649,598 shares were voted against, and 1,489,607 shares abstained.

iii.)
A management proposal to amend the 2004 Employee and Director Equity-Based Compensation Plan was voted upon. 183,174,467 shares were voted for the proposal, 18,429,334 shares were voted against, 1,914,459 shares abstained, and there were 20,539,933 broker non-votes.

iv.)
A shareholder proposal requesting that the Board of Directors take the necessary steps to provide for cumulative voting in the election of directors was voted upon. 84,694,869 shares were voted for the proposal, 116,625,302 shares were voted against, 2,196,731 shares abstained, and there were 20,541,291 broker non-votes.

Item 5.	Other Information.

Not applicable.

Item 6.	Exhibits

	Exhibit 10 (d)(i)	Deferred Compensation Plan, as amended and restated as of January 30, 2007.

	Exhibit 10(d)(ii)	1996 Directors’ Deferral Plan, as amended and restated as of January 30, 2007.

	Exhibit 31	Certifications of Chief Executive Officer and Chief Financial Officer, pursuant to SEC Rule 13a - 14(a).

	Exhibit 32	Certifications of Chief Executive Officer and Chief Financial Officer, pursuant to Rule 13a - 14(b) and Section 1350 of Chapter 63 of Title 18 of the U.S. Code.

SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Becton, Dickinson and Company
(Registrant)

Dated: February 6, 2007

/s/ John R. Considine
John R. Considine
Senior Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

/s/ William A. Tozzi
William A. Tozzi
Vice President and Controller
(Chief Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibits

10(d)(i)	Deferred Compensation Plan, as amended and restated as of January 30, 2007.

10(d)(ii)	1996 Directors’ Deferral Plan, as amended and restated as of January 30, 2007.

31	Certifications of Chief Executive Officer and Chief Financial Officer, pursuant to SEC Rule 13a - 14(a).

32	Certifications of Chief Executive Officer and Chief Financial Officer, pursuant to Rule 13a - 14(b) and Section 1350 of Chapter 63 of Title 18 of the U.S. Code.