Form 10-Q
period 2007-03-31
BECTON DICKINSON & CO
filed 2007-05-09
CIK 10795

FORM 10-Q
UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                March 31, 2007

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
     Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐

     Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class of Common Stock	Shares Outstanding as of March 31, 2007
Common stock, par value $1.00	244,985,725

BECTON, DICKINSON AND COMPANY
FORM 10-Q
For the quarterly period ended March 31, 2007

ITEM 1. FINANCIAL STATEMENTS
BECTON, DICKINSON AND COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
Thousands of dollars

	March 31,	September 30,
Assets	2007	2006
	(Unaudited)
Current Assets:
Cash and equivalents	$409,655	$1,000,289
Short-term investments	170,357	106,386
Trade receivables, net	974,074	885,748
Inventories:
Materials	127,731	121,598
Work in process	194,836	156,957
Finished products	653,015	597,183
	975,582	875,738
Prepaid expenses, deferred taxes and other	320,932	317,092
Total Current Assets	2,850,600	3,185,253

Property, plant and equipment	5,007,592	4,742,957
Less allowances for depreciation and amortization	2,741,365	2,609,409
	2,266,227	2,133,548
Goodwill	615,898	565,146
Core and Developed Technology, Net	367,570	244,811
Other Intangibles, Net	82,733	91,501
Capitalized Software, Net	166,293	189,355
Other	602,501	414,911
Total Assets	$6,951,822	$6,824,525

Liabilities and Shareholders’ Equity

Current Liabilities:
Short-term debt	$208,454	$427,218
Payables and accrued expenses	1,138,420	1,149,111
Total Current Liabilities	1,346,874	1,576,329
Long-Term Debt	956,135	956,971
Long-Term Employee Benefit Obligations	274,469	270,495
Deferred Income Taxes and Other	244,856	184,526
Commitments and Contingencies	-	-
Shareholders’ Equity:
Common stock	332,662	332,662
Capital in excess of par value	1,014,973	873,535
Retained earnings	5,610,948	5,345,697
Deferred compensation	11,622	11,134
Common shares in treasury – at cost	(2,898,381)	(2,698,016)
Accumulated other comprehensive income (loss)	57,664	(28,808)
Total Shareholders’ Equity	4,129,488	3,836,204

Total Liabilities and Shareholders’ Equity	$6,951,822	$6,824,525

See notes to condensed consolidated financial statements

BECTON, DICKINSON AND COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Thousands of dollars, except per share data
(Unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31
	2007	2006	2007	2006
Revenues	$1,575,922	$1,424,209	$3,077,449	$2,818,054

Cost of products sold	764,540	698,766	1,473,474	1,364,712
Selling and administrative	406,631	346,322	790,715	695,349
Research and development	86,687	127,715	281,366	196,074
Total Operating Costs and Expenses	1,257,858	1,172,803	2,545,555	2,256,135

Operating Income	318,064	251,406	531,894	561,919

Interest expense	(11,686)	(19,805)	(24,555)	(36,565)
Interest income	9,086	16,991	25,200	31,662
Other income (expense), net	5,872	(451)	3,505	(1,614)

Income From Continuing Operations Before
Income Taxes	321,336	248,141	536,044	555,402

Income tax provision	85,797	84,683	169,454	168,242

Income From Continuing Operations	235,539	163,458	366,590	387,160

Income (loss) from Discontinued Operations,	6,994	(9,390)	18,822	(15,232)
net

Net Income	$242,533	$154,068	$385,412	$371,928

Basic Earnings per Share:
Income from Continuing Operations	$0.96	$0.66	$1.49	$1.56
Income (loss) from Discontinued Operations	0.03	(0.04)	0.08	(0.06)
Basic Earnings per Share	$0.99	$0.62	$1.57	$1.50

Diluted Earnings per Share:
Income from Continuing Operations	$0.92	$0.63	$1.44	$1.51
Income (loss) from Discontinued Operations	0.03	(0.04)	0.07	(0.06)
Diluted Earnings per Share (A)	$0.95	$0.60	$1.51	$1.45

Dividends per Common Share	$0.245	$0.215	$0.49	$0.43

(A) Total per share amounts may not add due to rounding.

See notes to condensed consolidated financial statements

BECTON, DICKINSON AND COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Thousands of dollars
(Unaudited)

	Six Months Ended
	March 31,
	2007	2006
Operating Activities
Net income	$385,412	$371,928
(Income) loss from discontinued operations, net	(18,822)	15,232
Income from continuing operations	366,590	387,160
Adjustments to income from continuing operations to derive net cash provided by continuing operating activities, net of amounts acquired:
Depreciation and amortization	211,028	197,030
Share-based compensation	60,661	58,447
Deferred income taxes	(43,598)	(15,137)
Acquired in-process research and development	114,739	53,300
Change in working capital	(154,963)	(216,774)
Pension obligation	(54,967)	(104,762)
Other, net	12,057	24,950
Net Cash Provided by Continuing Operating Activities	511,547	384,214

Investing Activities
Capital expenditures	(235,237)	(149,929)
Capitalized software	(10,198)	(10,085)
Purchases of investments, net	(57,003)	(5,170)
Acquisitions of businesses, net of cash acquired	(339,528)	(230,433)
Proceeds from discontinued operations	19,971	-
Other, net	(37,288)	(33,631)
Net Cash Used for Continuing Investing Activities	(659,283)	(429,248)

Financing Activities
Change in short-term debt	(119,778)	(640)
Payments of debt	(100,258)	(326)
Repurchase of common stock	(224,835)	(224,995)
Issuance of common stock from treasury	74,758	94,671
Excess tax benefits from payments under share-based plans	32,052	35,554
Dividends paid	(120,140)	(106,728)
Net Cash Used for Continuing Financing Activities	(458,201)	(202,464)

Discontinued Operations
Net cash provided by (used for) operating activities	10,929	(17,930)
Net cash used for investing activities	-	(1,076)
Net Cash Provided by (Used for) Discontinued Operations	10,929	(19,006)

Effect of exchange rate changes on cash and equivalents	4,374	148
Net decrease in cash and equivalents	(590,634)	(266,356)

Opening Cash and Equivalents	1,000,289	1,042,890
Closing Cash and Equivalents	$409,655	$776,534

See notes to condensed consolidated financial statements

BECTON, DICKINSON AND COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Dollar and share amounts in thousands, except per share data
March 31, 2007

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

Note 2 – Comprehensive Income

Comprehensive income was comprised of the following:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2007	2006	2007	2006
Net Income	$242,533	$154,068	$385,412	$371,928
Other Comprehensive Income (Loss), Net of Tax
Foreign currency translation adjustments	22,822	24,686	98,299	(2,919)
Unrealized losses on investments,
net of amounts reclassified	(277)	(808)	(10,674)	(2,587)
Unrealized gains (losses) on cash flow
hedges, net of amounts realized	573	(1,647)	(1,153)	1,087
	23,118	22,231	86,472	(4,419)
Comprehensive Income	$265,651	$176,299	$471,884	$367,509

The amount of unrealized losses or gains on investments and cash flow hedges in comprehensive income has been adjusted to reflect any realized gains and recognized losses included in net income during the three and six months ended March 31, 2007 and 2006. The change in foreign currency translation adjustments is primarily attributable to stronger European currencies versus the U.S. dollar for the six months ended March 31, 2007, compared with the six months ended March 31, 2006.

Note 3 - Earnings per Share

The weighted average common shares used in the computations of basic and diluted earnings per share (shares in thousands) were as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2007	2006	2007	2006
Average common shares outstanding	245,418	248,088	245,484	248,067
Dilutive share equivalents from
share-based plans	9,322	10,211	9,694	9,078

Average common and common
equivalent shares outstanding –
assuming dilution	254,740	258,299	255,178	257,145

Note 4 - Contingencies

The Company is involved, both as a plaintiff and a defendant, in various legal proceedings and claims which arise in the ordinary course of business as set forth in the Company’s 2006 Annual Report on Form 10-K. The following discussion represents new matters that have occurred in 2007 and any recent developments related to previously described matters.

Antitrust Class Action Suits

Two additional purported class action antitrust cases have been filed against the Company, as follows:

  The Hebrew Home for the Aged at Riverdale v. Becton Dickinson and Company was filed on March 28, 2007 in federal court in the Southern District of New York (Case No.
  07-CV-2544).

  International Multiple Sclerosis Management Practice v. Becton Dickinson & Company was filed on April 5, 2007 in federal court in the District of New Jersey (Case No. 2:07- cv-10602).

These purported class action cases have been brought on behalf of alleged indirect purchasers of the Company’s products. In each case, the plaintiff seeks treble damages, attorney’s fees and injunctive relief. Including the above actions, 10 purported antitrust class action lawsuits have been brought against the Company by direct and indirect purchasers of the Company’s products. The Company anticipates that these two new antitrust class action lawsuits will be consolidated for pre-trial purposes with the other eight actions in the Multi-District Litigation currently pending in federal court in New Jersey. As directed by the court, the direct and indirect purchaser plaintiffs in the Multi-District Litigation have filed consolidated complaints with the court. The Company has filed motions to dismiss each of the consolidated complaints. With respect to the actions, class certification motions are scheduled to be briefed by the end of 2007, and oral arguments on class certification are expected to be held in early 2008.

The Company believes it has meritorious defenses to these claims and continues to vigorously defend these lawsuits.

bioMérieux

bioMérieux SA has initiated an arbitration proceeding with the International Chamber of Commerce International Court of Arbitration in Paris, France, against GeneOhm Sciences Canada (“GeneOhm”), a subsidiary of the Company. The arbitration relates to a sublicense agreement under which bioMérieux granted certain patent rights to GeneOhm relating to a method for the detection of methicillin-resistant Staphylococcus aureus (MRSA). In the arbitration, bioMérieux alleges, among other things, that GeneOhm fraudulently induced bioMérieux into entering into the sublicense and assigned its rights in violation of the sublicense. bioMérieux is seeking monetary damages and to terminate the patent rights granted to GeneOhm under the sublicense agreement. The arbitration clause of the sublicense agreement provides that the arbitration will be held before a sole arbitrator, whose decision will be binding on both GeneOhm and bioMérieux. The loss of GeneOhm’s rights under the sublicense with bioMérieux may adversely affect the Company’s ability to market its MRSA detection products. However, the Company believes that there is no basis for bioMérieux to terminate the sublicense agreement and the Company intends to vigorously defend its position in the arbitration proceedings.

Separately, the Company received a letter from bioMérieux invoking the dispute resolution clause of a separate license agreement between the Company and bioMérieux, under which bioMérieux grants patent rights to the Company for certain licensed fields relating to the Company’s BACTEC™ products. In the letter, bioMérieux alleges that sales of the Company’s BACTEC™ products have been made in non-licensed fields and that such sales constitute a material breach of the license agreement. bioMérieux requests compensation for any non-licensed sales, as well as cessation of all future sales in non-licensed fields. The Company believes there has been no material breach of the agreement and intends to follow the dispute resolution provisions to resolve the matter, while vigorously defending its position with respect to the alleged material breach.

Other

As was previously reported, in August 2004, the Company was served with an administrative subpoena issued by the United States Attorney’s Office in Dallas, Texas (the “U.S. Attorney”) in connection with an investigation the U.S. Attorney is conducting of transactions between another company and certain of its suppliers, including the Company. The Company has fully responded to the subpoena. Recently, the U.S. Attorney requested that the Company inform the U.S. Attorney as to the availability of a small number of the Company’s employees for interviews. The Company was advised that the U.S. Attorney was making similar requests of other suppliers who had dealings with the company.

As previously reported, the Company has received a subpoena issued by the Connecticut Attorney General and a subpoena issued by the Illinois Attorney General, each seeking documents and information relating to the Company’s participation as a member of Healthcare Research & Development Institute, LLC (“HRDI”), a healthcare trade organization. In January 2007, it was reported that HRDI entered into a settlement with the Attorneys General of Connecticut and Florida with respect to the investigation being conducted by the Connecticut Attorney General, although the Connecticut Attorney General is still investigating certain corporate members of HRDI. The investigation of the Illinois Attorney General is ongoing. The Company believes that its participation in HRDI complied fully with the law and has responded to these subpoenas. The Company has not received any communication with respect to either investigation since completing its document production.

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

	Three Months Ended			Six Months Ended
	March 31,			March 31,
	2007	2006		2007		2006
Revenues (A)
Medical	$844,144	$770,230		$1,670,391		$1,520,714
Diagnostics	473,230	425,167		915,631		859,285
Biosciences	258,548	228,812		491,427		438,055
	$1,575,922	$1,424,209		$3,077,449		$2,818,054

Segment Operating Income
Medical	$234,132	$206,034		$480,274		$429,664
Diagnostics	109,374	57,849	(B)	109,029	(C)	177,095	(B)
Biosciences	67,910	55,898		124,145		105,221
Total Segment Operating Income	411,416	319,781		713,448		711,980
Unallocated Items (D)	(90,080)	(71,640)		(177,404)		(156,578)
Income from Continuing
Operations Before Income Taxes	$321,336	$248,141		$536,044		$555,402

(A)	Intersegment revenues are not material.

(B)	Includes the in-process research and development charge related to the GeneOhm acquisition.

(C)	Includes the in-process research and development charge related to the TriPath acquisition. See Note 8 for additional information.

(D)

Includes primarily share-based compensation expense; interest, net; foreign exchange; corporate expenses; and proceeds from insurance settlements received in 2006 in connection with the Company’s previously owned latex glove business.

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2007	2006	2007	2006
Revenues by Organizational Units
BD Medical
Medical Surgical Systems	$447,340	$424,581	$915,092	$852,744
Diabetes Care	171,191	163,186	339,877	326,666
Pharmaceutical Systems	208,812	167,109	381,752	310,872
Ophthalmic Systems	16,801	15,354	33,670	30,432
	$844,144	$770,230	$1,670,391	$1,520,714

BD Diagnostics
Preanalytical Systems	$244,746	$226,861	$484,819	$449,024
Diagnostic Systems	228,484	198,306	430,812	410,261
	$473,230	$425,167	$915,631	$859,285
BD Biosciences
Immunocytometry Systems	$144,602	$123,574	$274,202	$236,426
Pharmingen	43,611	41,597	83,001	78,543
Discovery Labware	70,335	63,641	134,224	123,086
	$258,548	$228,812	$491,427	$438,055

	$1,575,922	$1,424,209	$3,077,449	$2,818,054

Note 6 – Share-Based Compensation

The Company grants share-based awards under the 2004 Employee and Director Equity-Based Compensation Plan (the “2004 Plan”), which provide for long-term incentive compensation to employees and directors. The Company believes such awards align the interests of its employees and directors with those of its shareholders.

The fair value of share-based payments is recognized as compensation expense in net income. For the three months ended March 31, 2007 and 2006, compensation expense charged to income was $26,050 and $23,804, respectively. For the six months ended March 31, 2007 and 2006, compensation expense was $60,661 and $58,447, respectively.

The amount of unrecognized compensation expense for all non-vested share-based awards as of March 31, 2007 was approximately $159,269, which is expected to be recognized over a weighted-average remaining life of approximately 2.2 years.

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

Net pension and postretirement cost included the following components for the three months ended March 31:

	Pension Plans		Other Postretirement Benefits
	2007	2006	2007	2006
Service cost	$17,562	$18,860	$1,412	$1,017
Interest cost	19,240	18,106	3,983	3,716
Expected return on plan assets	(22,529)	(20,150)	-	-
Amortization of prior service cost	49	50	(1,250)	(1,558)
Amortization of loss	4,388	6,876	1,162	1,769

Net pension and postretirement cost	$18,710	$23,742	$5,307	$4,944

Net pension and postretirement cost included the following components for the six months ended March 31:

	Pension Plans		Other Postretirement Benefits
	2007	2006	2007	2006
Service cost	$31,366	$36,495	$2,501	$2,034
Interest cost	34,364	35,355	7,627	7,432
Expected return on plan assets	(40,239)	(39,293)	-	-
Amortization of prior service cost	88	95	(2,782)	(3,116)
Amortization of loss	7,838	13,672	2,328	3,538

Net pension and postretirement cost	$33,417	$46,324	$9,674	$9,888

Note 8 – Acquisition and Divestiture

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

In connection with the acquisition, the Company also incurred a non-deductible charge of $114,739 for acquired in-process research and development. This charge, based on fair value, is associated with three projects: molecular Pap test, breast staging, and ovarian cancer detection. These projects had not yet reached technological feasibility and did not have alternative future use at the acquisition date. The portion of the charge allocated to each of these projects was $75,992, $18,764 and $19,983, respectively. The charge was recorded as Research and development expense.

The molecular Pap test uses proprietary molecular biomarkers and reagents that are intended to allow for the primary screening of cervical cancer. The diagnostic assay is being developed to test slides prepared using TriPath’s SurePath® liquid-based Pap test and to permit concurrent evaluation of morphologic features and measurement of the over-expression of molecular biomarkers that are associated with biopsy-proven moderate to severe cervical disease and cancer. Clinical trials have been initiated for this project.

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

Divestiture

On September 28, 2006, the Company announced a plan to exit the blood glucose monitoring (“BGM”) market. The decision to exit the BGM market was made following an evaluation of the future outlook for the product line. The Company recorded a pre-tax charge of $63,414, which was included in the Medical segment, in connection with its decision to exit the BGM product line. At September 30, 2006, an accrual of $32,408, which primarily consisted of inventory related purchase commitments and severance, was reported in current liabilities. At March 31, 2007, the remaining accrual was $3,283, after reflecting the reversal of $4,160 of these costs, including $972 reversed during the second quarter of 2007.

During the first quarter of 2007, the Company received an unsolicited offer for the purchase of the BGM product line. On December 11, 2006, the Company sold the product line for $19,971 and recognized a pre-tax gain on sale of $15,226. During the second quarter of 2007, the Company recognized adjustments, thereby increasing the gain on sale by $6,093. These adjustments constitute revisions to estimated sales return accruals, primarily related to obligations that ceased to exist in the second quarter pursuant to the sale terms. Additionally, during the second quarter of 2007, adjustments of $2,236 were made to reduce other accruals related to obligations that remained with the Company upon divestiture of the product line. Following the sale, the Company’s prior period Condensed Consolidated Statements of Income and Cash Flows and related disclosures have been restated to separately present the results of the BGM product line as discontinued operations. The September 30, 2006 Condensed Consolidated Balance Sheet has not been restated.

Results of discontinued operations were as follows:

	Three Months Ended			Six Months Ended
	March 31,			March 31,
	2007	2006		2007	2006

Revenues	$1,113	$25,108		$22,851	$45,324

Income (loss) from discontinued operations
before income taxes	11,216	(15,103)	(A)	30,184	(24,494)	(A)
Income tax (provision) benefit	(4,222)	5,713		(11,362)	9,262
Income (loss) from discontinued operations, net	$6,994	$(9,390)		$18,822	$(15,232)

(A) Includes a post-closing adjustment related to the divestiture of Clontech of $3,500 ($2,170 after taxes).

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Company Overview

Becton, Dickinson and Company (“BD” or the “Company”) is a medical technology company engaged principally in the manufacture and sale of a broad range of medical supplies, devices, laboratory equipment and diagnostic products used by healthcare institutions, life science researchers, clinical laboratories, industry and the general public. Our business consists of three worldwide business segments – BD Medical (“Medical”), BD Diagnostics (“Diagnostics”) and BD Biosciences (“Biosciences”). Our products are marketed in the United States and internationally through independent distribution channels, directly to end-users and by independent sales representatives.

Financial Results

BD reported second quarter revenues of $1.576 billion, an increase of 11% from the same period a year ago, and reflected volume increases of approximately 8% and favorable foreign currency translation of approximately 3%. Sales in the United States of safety-engineered devices grew 8% to $238 million in the second quarter of 2007, compared with the prior year’s period. International sales of safety-engineered devices grew 20% to $93 million in the second quarter of 2007, compared with the prior year’s period. Overall, international revenue growth of 10% for the three-month period included a 5% favorable impact of foreign currency translation. As further discussed in our 2006 Annual Report on Form 10-K, we face currency exposure that arises from translating the results of our worldwide operations to the U.S. dollar at exchange rates that fluctuate from the beginning of the period. We purchase option and forward contracts to partially protect against adverse foreign exchange rate movements.

Our balance sheet remains strong, with net cash provided by continuing operations at approximately $513 million for the six months ended March 31, 2007, and our debt-to-capitalization ratio decreasing to 21.2% at March 31, 2007 from 25.8% at September 30, 2006.

Recent Developments

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

During the first quarter of 2007, we received an unsolicited offer for the purchase of the BGM product line. On December 11, 2006, we sold the product line for $20 million and recognized a pre-tax gain on sale of $15 million. During the second quarter of 2007, the Company recognized post-closing adjustments, thereby increasing the gain on sale by $6 million. Following the sale, prior period Condensed Consolidated Statements of Income and Cash Flows and related discussions have been restated to separately present the results of the BGM product line as discontinued operations. See Note 8 of the Condensed Consolidated Financial Statements for additional discussion.

BD purchases supplies of resins, which are oil-based components used in the manufacture of certain products. During the second quarter of 2007, we incurred slightly higher resin purchase costs than the prior year’s quarter, primarily due to increases in world oil prices during the late summer 2006. While the impact of further increases, if any, in resin purchase costs is not expected to be significant on our fiscal 2007 operating results, such increases could impact future operating results. We are mitigating any such impact through continued improvement in our profit margins resulting from increased sales of products with higher margins, cost reduction programs, productivity improvements and, to a lesser extent, periodic price increases and adjustments.

Results of Operations

Revenues

Refer to Note 5 in the Notes to Condensed Consolidated Financial Statements for segment financial data.

Medical Segment

Second quarter revenues of $844 million represented an increase of $74 million, or 10%, from the prior year’s quarter, including an estimated $25 million, or 3%, favorable impact due to foreign currency translation. Strong sales of Pharmaceutical Systems products and safety-engineered devices contributed to this growth. Global sales of safety-engineered products were $157 million, as compared with $146 million in the prior year’s quarter. For the six-month period ended March 31, 2007, global sales of safety-engineered products were $331 million, as compared with $299 million in the prior year’s period. Total BD Medical segment revenues increased by 10% from the prior year six-month period.

Diagnostics Segment

Second quarter revenues of $473 million represented an increase of $48 million, or 11%, over the prior year quarter, including an estimated $9 million, or 2%, favorable impact due to foreign currency translation. The Preanalytical Systems unit of the segment reported revenue growth of 8% over the prior year’s quarter. Global sales of safety-engineered products totaled $174 million, compared with $152 million in the prior year’s quarter due, in large part, to strong sales of BD Vacutainer Push Button Blood Collection Sets in the current year’s quarter. Revenues in the Diagnostic Systems unit of the segment increased 15%, which includes $27 million of revenues from the TriPath acquisition and reflects growth from the BD ProbeTec ET and BD Phoenix instruments. During the second quarter, we experienced a decline in sales of flu testing products. Contributing to these slower sales of flu tests in the second quarter was a relatively mild flu season in Japan and the United States in 2007 and the transition in Japan to an internally-sourced flu test that has not received widespread market acceptance. For the six-month period ended March 31, 2007, global sales of safety-engineered products were $343 million, as compared with $300 million in the prior year’s period. Total BD Diagnostics segment revenues increased by 7% from the prior year six-month period, which includes $32 million of revenues from TriPath.

Biosciences Segment

Second quarter revenues of $259 million represented an increase of $30 million, or 13%, over the prior year’s quarter, including an estimated $7 million, or 3%, favorable impact due to foreign currency translation. Flow cytometry instrument and reagent sales, as well as sales of advanced bioprocessing products contributed to growth. For the six-month period ended March 31, 2007, total BD Biosciences segment revenues increased by 12% from the prior year period.

Segment Operating Income

Medical Segment

Segment operating income for the second quarter was $234 million, or 27.7% of Medical revenues, compared with $206 million, or 26.7%, in the prior year’s quarter. Gross profit margin increased moderately due to an improved product mix of sales, combined with increased manufacturing productivity. See further discussion on gross profit margin below. Selling and administrative expense as a percent of Medical revenues in the second quarter of 2007 was slightly lower than the second quarter of 2006, due to tight spending controls. Research and development expenses for the quarter increased $3.2 million, or 14%, reflecting increased investment in new products and platforms. Segment operating income for the six-month period was $480 million, or 28.8% of Medical revenues, compared to $430 million, or 28.3%, in the prior year’s period.

Diagnostics Segment

Segment operating income for the second quarter was $109 million, or 23.1% of Diagnostics revenues, compared with $58 million, or 13.6%, in the prior year’s quarter. The increase in operating income is primarily due to the absence of the in-process research and development charge of $53 million recorded in the prior year’s quarter associated with the GeneOhm acquisition. Gross profit margin was higher than the second quarter of 2006, primarily due to a favorable sales mix of products with higher margins, as well as productivity gains. See further discussion on gross profit margin below. Selling and administrative expense as a percentage of Diagnostics revenues in the second quarter of 2007 was higher than the comparable amount in the second quarter of 2006, largely due to the impact of TriPath and GeneOhm. Research and development expenses in the second quarter of 2007 decreased $44 million, primarily due to the in-process research and development charge for GeneOhm recorded in the prior year’s quarter. Research and development expenses also reflect investment in new products and incremental TriPath and GeneOhm expenses. Segment operating income for the six-month period was $109 million, or 11.9% of Diagnostics revenues, compared to $177 million, or 20.6%, in the prior year’s period and reflects the impact of the in-process research and development charges for TriPath in 2007 and GeneOhm in 2006.

Biosciences Segment

Segment operating income for the second quarter was $68 million, or 26.3%, of Biosciences revenues, compared with $56 million, or 24.4%, in the prior year’s quarter. The increase in operating income as a percentage of revenues reflected improved production efficiencies, as well as increased sales of products with higher margins. See further discussion on gross profit margin below. Selling and administrative expense as a percent of Biosciences revenues for the quarter decreased compared with the prior year’s quarter, as a result of continued tight spending controls. Research and development expenses in the quarter increased $0.6 million, or 3%, reflecting increased spending on new product development. Segment operating income for the six-month period was $124 million, or 25.3% of Biosciences revenues, compared to $105 million, or 24.0%, in the prior year’s period.

Gross Profit Margin

Gross profit margin was 51.5% for the second quarter and 52.1% for the six-month period, compared with 50.9% and 51.6%, respectively, for the comparable prior year periods. Gross profit margin in the second quarter of 2007 as compared with the prior period reflected an estimated 0.8% net improvement relating to increased sales of products with relatively higher margins and improvement associated primarily with productivity gains. These improvements were partially offset by an estimated 0.2% impact from foreign currency translation. Gross profit margin in the six-month period of 2007 as compared with the prior period reflected an estimated 0.8% net improvement relating to increased sales of products with relatively higher margins and improvement associated primarily with productivity gains. These improvements were partially offset by an estimated 0.3% impact from foreign currency translation. We expect gross profit margin to improve, on a reported basis, by about 70 basis points in fiscal 2007, with TriPath operations accounting for 10 basis points.

Selling and Administrative Expense

Selling and administrative expense was 25.8% of revenues for the second quarter and 25.7% for the six-month period, compared with 24.3% and 24.7%, respectively, for the prior year’s periods. Aggregate expenses for the current period reflect increases in base spending of $27 million and in expenses associated with the GeneOhm and TriPath operations of $15 million. Increases in selling and administrative expense also reflect the absence of proceeds from insurance settlements of $10 million received in the prior year’s quarter in connection with the Company’s previously owned latex glove business, as well as an unfavorable foreign exchange impact of $9 million. Aggregate expenses in the six-month period reflect increases in base spending of $37 million and in expenses associated with the GeneOhm and TriPath operations of $24 million. Increases in selling and administrative expense for the six-month period also reflect the absence of proceeds from insurance settlements of $17 million, as further discussed above, as well as an unfavorable foreign exchange impact of $15 million. Selling and administrative expense as a percentage of revenues is expected to increase, on a reported basis, by about 40 basis points in 2007, with 20 basis points attributable to TriPath’s operations.

Research and Development Expense

Research and development expense was $87 million, or 5.5% of revenues for the second quarter, compared with the prior year’s amount of $128 million, or 9.0% of revenues. Research and development expense was $281 million, 9.1% of revenues for the six-month period in the current year, compared with the prior year’s amount of $196 million, or 7.0% of revenues. The in-process research and development charge of $115 million, or 3.7% of revenues, associated with the TriPath acquisition was included in the six-month period of 2007. The in-process research and development charge of $53 million, or 3.7% and 1.9% of second quarter and six-month revenues, respectively, associated with the GeneOhm acquisition was included in Research and development expense. Research and development expenditures also reflect increased spending for new programs in each of our segments for the three and six-month periods of 2007. We anticipate Research and development expense to increase, on a reported basis, about 35% for 2007, with approximately 15% due to the impact of the in-process research and development charges for TriPath in 2007 and GeneOhm in 2006 and 6% due to the impact of TriPath’s operations in 2007.

Non-Operating Expense and Income

Interest expense was $12 million in the second quarter and $25 million in the six-month period, compared with $20 million and $37 million, respectively, in the prior year’s periods, which reflect lower debt levels. Interest income was $9 million in the second quarter and $25 million in the six-month period, compared with $17 million and $32 million, respectively, in the prior year’s periods, and reflected lower cash balances.

Income Taxes

The income tax rate was 26.7% for the second quarter. The six-month tax rate was 31.6% compared with the prior year’s rate of 30.3%. The increase is principally due to the non-deductibility of the acquired in-process research and development charge associated with the TriPath acquisition, partially offset by the impact of approximately 0.8% resulting from the retroactive reinstatement of the research and experimentation tax credit. The prior year’s six-month rate reflected the non-deductibility of the acquired in-process research and development charge associated with the GeneOhm acquisition, as well as the impact relating to the proceeds received from insurance settlements of approximately 0.3%. The Company expects the reported tax rate for the full year to be approximately 29%.

Income from Continuing Operations and Diluted Earnings Per Share from Continuing Operations

Income from continuing operations and diluted earnings per share from continuing operations for the second quarter of 2007 were $236 million and 92 cents, respectively. Income from continuing operations and diluted earnings per share from continuing operations for the prior year’s second quarter were $163 million and 63 cents, respectively. The in-process research and development charge associated with the GeneOhm acquisition reduced income from continuing operations for the prior year’s quarter by $53 million and diluted earnings per share from continuing operations by 21 cents. Proceeds from insurance settlements increased income from continuing operations in the prior year’s quarter by $6 million and diluted earnings per share from continuing operations by 2 cents. For the six-month periods, income from continuing operations and diluted earnings per share from continuing operations were $367 million and $1.44, respectively, in 2007, and $387 million and $1.51, respectively, in 2006. The in-process research and development charge associated with the TriPath acquisition reduced income from continuing operations for the current year’s six-month period by $115 million and diluted earnings per share from continuing operations by 45 cents. The prior year’s six-month period reflected the in-process research and development charge associated with GeneOhm. Proceeds from insurance settlements increased income from continuing operations in the prior year’s six-month period by $11 million and diluted earnings per share from continuing operations by 4 cents.

Liquidity and Capital Resources

Net cash provided by continuing operating activities, which continues to be our primary source of funds to finance operating needs and capital expenditures, was $512 million during the first six months of 2007, compared with $384 million in the same period in 2006. Change in working capital was $155 million in the first six months of 2007, as compared with the prior year’s period of $217 million, and reflects an increase in accounts payable and accrued expenses, and income tax payable, partially offset by increases in inventories. Net cash provided by continuing operations in the first six months of the current and prior year was reduced by changes in the pension obligation, resulting primarily from discretionary cash contributions of $75 million and $150 million, respectively.

Net cash used for continuing investing activities for the first six months of the current year was $659 million, compared with $429 million in the prior year period. The current year amount reflects the payment of $340 million of net cash for the TriPath acquisition, and the prior year amount reflects the payment of $230 million for the GeneOhm acquisition. Net cash used for purchases of investments in the current year was $57 million, which reflected higher levels of money market instruments. Capital expenditures were $235 million in the first six months of 2007 and $150 million in the same period in 2006. We expect capital spending for 2007 to be in the $600 to $650 million range.

Net cash used for continuing financing activities for the first six months of the current year was $458 million, compared with $202 million in the prior year period. As of March 31, 2007, total debt of $1.2 billion represented 21.2% of total capital (shareholders' equity, net non-current deferred income tax liabilities, and debt), versus 25.8% at September 30, 2006. Short-term debt decreased to 18% of total debt at the end of the six-month period, from 31% at September 30, 2006.

For the first six months of both the current and prior year, the Company repurchased $225 million of its common stock. At March 31, 2007, authorization to repurchase an additional 4.0 million common shares remained. Stock repurchases were offset, in part, by the issuance of common stock from treasury upon the exercise of stock options by employees.

We have in place a commercial paper borrowing program that is available to meet our short-term financing needs, including working capital requirements. Borrowings outstanding under this program were $200 million at March 31, 2007. During the first six-months of 2007, we amended our syndicated credit facility to increase the amount available from $900 million to $1 billion and extend the expiration date from August 2009 to December 2011. This credit facility, under which there were no borrowings outstanding at March 31, 2007, provides backup support for our commercial paper program and can also be used for other general corporate purposes. This credit facility includes a single financial covenant that requires BD to maintain an interest expense coverage ratio (ratio of earnings before income taxes, depreciation and amortization to interest expense) of not less than 5-to-1 for the most recent four consecutive fiscal quarters. On the last eight measurement dates, this ratio has ranged from 17-to-1 to 21-to-1. In addition, we have informal lines of credit outside the United States.

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

In September 2006, the FASB issued SFAS No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (“SFAS No. 158”). This statement requires the Company to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its consolidated balance sheet and to recognize changes in the funded status in the year in which the changes occur through comprehensive income. SFAS No. 158 also requires the funded status of a plan to be measured as of the balance sheet date and provides for additional disclosure requirements. As required, the Company will adopt the recognition and disclosure provision of this statement at the end of fiscal year 2007. Based on the underfunded status of the plans as of September 30, 2006, this provision could be material to the Company’s shareholder’s equity. The Company expects no impact to the measurement date of its plans, as the plans are currently measured at its fiscal year-end.

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

  The effects, if any, of governmental and media activities regarding the business practices of group purchasing organizations, which negotiate product prices on behalf of their member hospitals with BD and other suppliers.

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

  Adoption of or changes in government laws and regulations affecting domestic and foreign operations, including those relating to trade, monetary and fiscal policies, taxation, environmental matters, sales practices, price controls, licensing and regulatory approval of new products, or changes in enforcement practices with respect to any such laws and regulations. In particular, environmental laws, particularly with respect to the emission of greenhouse gases, are becoming more stringent throughout the world, which may increase our costs of operations or necessitate changes in our manufacturing plants or processes.

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

Item 4.      Controls and Procedures

An evaluation was carried out by BD’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of BD’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of March 31, 2007. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were, as of the end of the period covered by this report, adequate and effective to ensure that material information relating to BD and its consolidated subsidiaries would be made known to them by others within these entities. There were no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2007 identified in connection with the above-referenced evaluation that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.      Legal Proceedings

We are involved, both as a plaintiff and a defendant, in various legal proceedings which arise in the ordinary course of business, including product liability and environmental matters as set forth in our 2006 Annual Report on Form 10-K.

Since December 31, 2006, the following developments have occurred with respect to the legal proceedings in which we are involved:

Antitrust Class Action Suits

Two additional purported class action antitrust cases have been filed against BD, as follows:

  The Hebrew Home for the Aged at Riverdale v. Becton Dickinson and Company was filed on March 28, 2007 in federal court in the Southern District of New York (Case No. 07-CV-2544).

  International Multiple Sclerosis Management Practice v. Becton Dickinson & Company was filed on April 5, 2007 in federal court in the District of New Jersey (Case No. 2:07-cv-10602).

These purported class action cases have been brought on behalf of alleged indirect purchasers of BD products. In each case, the plaintiff seeks treble damages, attorney’s fees and injunctive relief. Including the above actions, 10 purported antitrust class action lawsuits have been brought against BD by direct and indirect purchasers of BD’s products. BD anticipates that these two new antitrust class action lawsuits will be consolidated for pre-trial purposes with the other eight actions in the Multi-District Litigation currently pending in federal court in New Jersey. As directed by the court, the direct and indirect purchaser plaintiffs in the Multi-District Litigation have filed consolidated complaints with the court. BD has filed motions to dismiss each of the consolidated complaints. With respect to the actions, class certification motions are scheduled to be briefed by the end of 2007, and oral arguments on class certification are expected to be held i n early 2008.

BD believes it has meritorious defenses to these claims and continues to vigorously defend these lawsuits.

bioMérieux

bioMérieux SA has initiated an arbitration proceeding with the International Chamber of Commerce International Court of Arbitration in Paris, France, against GeneOhm Sciences Canada (“GeneOhm”), a subsidiary of BD. The arbitration relates to a sublicense agreement under which bioMérieux granted certain patent rights to GeneOhm relating to a method for the detection of methicillin-resistant Staphylococcus aureus (MRSA). In the arbitration, bioMérieux alleges, among other things, that GeneOhm fraudulently induced bioMérieux into entering into the sublicense and assigned its rights in violation of the sublicense. bioMérieux is seeking monetary damages and to terminate the patent rights granted to GeneOhm under the sublicense agreement. The arbitration clause of the sublicense agreement provides that the arbitration will be held before a sole arbitrator, whose decision will be binding on both GeneOhm and bioMérieux. The loss of GeneOhm’s rights under the sublicense with bioMérieux may adversely affect our ability to market our MRSA detection products. However, BD believes that there is no basis for bioMérieux to terminate the sublicense agreement and we intend to vigorously defend our position in the arbitration proceedings.

Separately, BD received a letter from bioMérieux invoking the dispute resolution clause of a separate license agreement between BD and bioMérieux, under which bioMérieux grants patent rights to BD for certain licensed fields relating to BD’s BACTEC™ products. In the letter, bioMérieux alleges that sales of BD’s BACTEC™ products have been made in non-licensed fields and that such sales constitute a material breach of the license agreement. bioMérieux requests compensation for any non-licensed sales, as well as cessation of all future sales in non-licensed fields. BD believes there has been no material breach of the agreement and intends to follow the dispute resolution provisions to resolve the matter, while vigorously defending its position with respect to the alleged material breach.

Other

As was previously reported, in August 2004, we were served with an administrative subpoena issued by the United States Attorney’s Office in Dallas, Texas (the “U.S. Attorney”) in connection with an investigation the U.S. Attorney is conducting of transactions between another company and certain of its suppliers, including BD. We have fully responded to the subpoena. Recently, the U.S. Attorney requested that BD inform the U.S. Attorney as to the availability of a small number of BD employees for interviews. We were advised that the U.S. Attorney was making similar requests of other suppliers who had dealings with the company.

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

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth certain information regarding our purchases of common stock of BD during the quarter ended March 31, 2007.

Issuer Purchases of Equity Securities

			Total Number of
			Shares Purchased	Maximum Number
			as Part of	of Shares that May
For the three months ended	Total Number of	Average Price	Publicly	Yet Be Purchased
March 31, 2007	Shares Purchased	Paid per	Announced Plans	Under the Plans or
	(1)	Share	or Programs (2)	Programs (2)
January 1 – 31, 2007	257,044	$75.83	250,000	5,253,814
February 1 – 28, 2007	904,917	$77.39	900,000	4,353,814
March 1 – 31, 2007	318,161	$75.12	318,000	4,035,814
Total	1,480,122	$76.63	1,468,000	4,035,814

(1)

Includes 6,202 shares purchased during the quarter in open market transactions by the trustee under BD’s Deferred Compensation Plan and 1996 Directors’ Deferral Plan, and 5,920 shares delivered to BD in connection with stock option exercises.

(2)

These repurchases were made pursuant to a repurchase program covering 10 million shares authorized by the Board of Directors of BD on November 22, 2005 (the “2005 Program”). There is no expiration date for the 2005 Program.

Item 3.      Defaults Upon Senior Securities

                 Not applicable.

Item 4.      Submission of Matters to a Vote of Security Holders

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

Item 5.      Other Information

                 Not applicable.

Item 6.      Exhibits

Exhibit 10(d)(i)	Deferred Compensation Plan, as amended and restated as of March
27, 2007.

Exhibit 10(f)(i)	Retirement Benefit Restoration Plan, as amended and restated as of
March 27, 2007.

Exhibit 31	Certifications of Chief Executive Officer and Chief Financial
Officer, pursuant to SEC Rule 13a - 14(a).

Exhibit 32	Certifications of Chief Executive Officer and Chief Financial
Officer, pursuant to Rule 13a - 14(b) and Section 1350 of Chapter
63 of Title 18 of the U.S. Code.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Becton, Dickinson and Company
(Registrant)

Dated: May 9, 2007

/s/ John R. Considine
John R. Considine
Senior Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

/s/ William A. Tozzi
William A. Tozzi
Vice President and Controller
(Chief Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibits

10(d)(i)	Deferred Compensation Plan, as amended and restated as of March 27, 2007.

10(f)(i)	Retirement Benefit Restoration Plan, as amended and restated as of March 27,
2007.

31	Certifications of Chief Executive Officer and Chief Financial Officer,
pursuant to SEC Rule 13a - 14(a).

32	Certifications of Chief Executive Officer and Chief Financial Officer,
pursuant to Rule 13a - 14(b) and Section 1350 of Chapter 63 of Title 18 of the
U.S. Code.