Form 10-Q
period 2007-06-30
BECTON DICKINSON & CO
filed 2007-08-08
CIK 10795

FORM 10-Q
UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2007

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________________________ to __________

Commission file number	001-4802

Becton, Dickinson and Company
(Exact name of registrant as specified in its charter)

New Jersey	22-0760120
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
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
          Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐

          Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class of Common Stock	Shares Outstanding as of June 30, 2007
Common stock, par value $1.00	243,388,704

BECTON, DICKINSON AND COMPANY
FORM 10-Q
For the quarterly period ended June 30, 2007

ITEM 1. FINANCIAL STATEMENTS
BECTON, DICKINSON AND COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
Thousands of dollars

	June 30,	September 30,
Assets	2007	2006
	(Unaudited)
Current Assets:
Cash and equivalents	$444,164	$1,000,289
Short-term investments	132,314	106,386
Trade receivables, net	1,034,047	885,748
Inventories:
Materials	134,814	121,598
Work in process	196,836	156,957
Finished products	691,698	597,183
	1,023,348	875,738
Prepaid expenses, deferred taxes and other	327,361	317,092
Total Current Assets	2,961,234	3,185,253

Property, plant and equipment	5,137,003	4,742,957
Less allowances for depreciation and amortization	2,802,155	2,609,409
	2,334,848	2,133,548
Goodwill	618,761	565,146
Core and Developed Technology, Net	370,343	244,811
Other Intangibles, Net	80,692	91,501
Capitalized Software, Net	155,817	189,355
Other	601,150	414,911
Total Assets	$7,122,845	$6,824,525

Liabilities and Shareholders’ Equity

Current Liabilities:
Short-term debt	$205,772	$427,218
Payables and accrued expenses	1,209,008	1,149,111
Total Current Liabilities	1,414,780	1,576,329
Long-Term Debt	953,112	956,971
Long-Term Employee Benefit Obligations	279,104	270,495
Deferred Income Taxes and Other	247,954	184,526
Commitments and Contingencies	-	-
Shareholders’ Equity:
Common stock	332,662	332,662
Capital in excess of par value	1,070,534	873,535
Retained earnings	5,795,744	5,345,697
Deferred compensation	11,620	11,134
Common shares in treasury – at cost	(3,078,117)	(2,698,016)
Accumulated other comprehensive income (loss)	95,452	(28,808)
Total Shareholders’ Equity	4,227,895	3,836,204

Total Liabilities and Shareholders’ Equity	$7,122,845	$6,824,525

See notes to condensed consolidated financial statements

BECTON, DICKINSON AND COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Thousands of dollars, except per share data
(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Revenues	$1,631,159	$1,457,347	$4,708,607	$4,275,401

Cost of products sold	791,071	719,515	2,264,544	2,084,227
Selling and administrative	412,164	374,565	1,202,879	1,069,914
Research and development	92,993	76,699	259,620	219,473
Acquired in-process research and development	7,394	-	122,133	53,300
Total Operating Costs and Expenses	1,303,622	1,170,779	3,849,176	3,426,914

Operating Income	327,537	286,568	859,431	848,487

Interest income	11,938	12,146	37,138	43,808
Interest expense	(11,598)	(15,425)	(36,152)	(51,990)
Other income (expense), net	1,774	(2,385)	5,278	(3,999)

Income From Continuing Operations Before
Income Taxes	329,651	280,904	865,695	836,306

Income tax provision	89,182	69,834	258,636	238,076

Income From Continuing Operations	240,469	211,070	607,059	598,230

Income (loss) from Discontinued Operations,	4,340	(4,697)	23,162	(19,929)
net

Net Income	$244,809	$206,373	$630,221	$578,301

Basic Earnings per Share:
Income from Continuing Operations	$0.98	$0.86	$2.47	$2.42
Income (loss) from Discontinued Operations	0.02	(0.02)	0.09	(0.08)
Basic Earnings per Share (A)	$1.00	$0.84	$2.57	$2.34

Diluted Earnings per Share:
Income from Continuing Operations	$0.95	$0.83	$2.38	$2.33
Income (loss) from Discontinued Operations	0.02	(0.02)	0.09	(0.08)
Diluted Earnings per Share (A)	$0.96	$0.81	$2.47	$2.25

Dividends per Common Share	$0.245	$0.215	$0.735	$0.645

(A) Total per share amounts may not add due to rounding.

See notes to condensed consolidated financial statements

BECTON, DICKINSON AND COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Thousands of dollars
(Unaudited)

	Nine Months Ended
	June 30,
	2007	2006
Operating Activities
Net income	$630,221	$578,301
(Income) loss from discontinued operations, net	(23,162)	19,929
Income from continuing operations	607,059	598,230
Adjustments to income from continuing operations to derive net cash provided by continuing operating activities, net of amounts acquired:
Depreciation and amortization	323,565	296,207
Share-based compensation	85,220	80,664
Deferred income taxes	(47,072)	(86,661)
Acquired in-process research and development	122,133	53,300
Change in working capital	(192,632)	(200,243)
Pension obligation	(40,737)	(85,453)
Other, net	17,371	26,387
Net Cash Provided by Continuing Operating Activities	874,907	682,431

Investing Activities
Capital expenditures	(365,939)	(257,569)
Capitalized software	(16,075)	(17,240)
Purchases of investments, net	(10,982)	(13,594)
Acquisitions of businesses, net of cash acquired	(339,528)	(231,051)
Proceeds from discontinued operations	19,971	-
Other, net	(68,385)	(38,634)
Net Cash Used for Continuing Investing Activities	(780,938)	(558,088)

Financing Activities
Change in short-term debt	(122,653)	2,042
Payments of debt	(100,547)	(617)
Repurchase of common stock	(412,437)	(432,964)
Issuance of common stock from treasury	100,859	117,047
Excess tax benefits from payments under share-based plans	43,059	42,810
Dividends paid	(180,084)	(159,582)
Net Cash Used for Continuing Financing Activities	(671,803)	(431,264)

Discontinued Operations
Net cash provided by (used for) operating activities	13,829	(21,041)
Net cash used for investing activities	-	(1,540)
Net Cash Provided by (Used for) Discontinued Operations	13,829	(22,581)

Effect of exchange rate changes on cash and equivalents	7,880	7,607
Net decrease in cash and equivalents	(556,125)	(321,895)

Opening Cash and Equivalents	1,000,289	1,042,890
Closing Cash and Equivalents	$444,164	$720,995

See notes to condensed consolidated financial statements

BECTON, DICKINSON AND COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Dollar and share amounts in thousands, except per share data
June 30, 2007

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

Note 2 – Comprehensive Income

Comprehensive income was comprised of the following:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Net Income	$244,809	$206,373	$630,221	$578,301
Other Comprehensive Income (Loss), Net of Tax
Foreign currency translation adjustments	36,438	54,607	134,737	51,688
Unrealized losses on investments,
net of amounts reclassified	(595)	(107)	(11,269)	(2,694)
Unrealized gains (losses) on cash flow
hedges, net of amounts realized	1,945	(1,486)	792	(399)
	37,788	53,014	124,260	48,595
Comprehensive Income	$282,597	$259,387	$754,481	$626,896

The amount of unrealized losses or gains on investments and cash flow hedges in comprehensive income has been adjusted to reflect any realized gains and recognized losses included in net income during the three and nine months ended June 30, 2007 and 2006. The change in foreign currency translation adjustments is primarily attributable to stronger European currencies versus the U.S. dollar for the nine months ended June 30, 2007, compared with the nine months ended June 30, 2006.

Note 3 - Earnings per Share

The weighted average common shares used in the computations of basic and diluted earnings per share (shares in thousands) were as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Average common shares outstanding	244,918	246,633	245,296	247,588
Dilutive share equivalents from
share-based plans	9,210	8,437	9,833	8,912
Average common and common
equivalent shares outstanding –
assuming dilution	254,128	255,070	255,129	256,500

Note 4 - Contingencies

The Company is involved, both as a plaintiff and a defendant, in various legal proceedings and claims which arise in the ordinary course of business as set forth in the Company’s 2006 Annual Report on Form 10-K. The following discussion represents new matters that have occurred in 2007 and any recent developments related to previously described matters.

Retractable Technologies, Inc.

As was previously reported, in June 2007, Retractable Technologies, Inc. (“plaintiff”) filed a complaint against the Company under the caption Retractable Technologies, Inc. vs. Becton Dickinson and Company (Civil Action No. 2:07-cv-250, United States District Court, Eastern District of Texas). Plaintiff alleges that BD Integra™ syringes infringe patents licensed exclusively to the plaintiff. This patent claim was not covered by the release contained in the July 2004 settlement agreement between the Company and plaintiff to settle the lawsuit previously filed by plaintiff.

In its complaint, plaintiff also alleges that the Company engaged in false advertising with respect to certain of the Company’s safety-engineered products in violation of the Lanham Act; acted to exclude the plaintiff from various product markets and to maintain its market share through, among other things, exclusionary contracts in violation of state and Federal antitrust laws; and engaged in unfair competition. The non-patent claims purport to relate to actions allegedly taken by the Company following the date of the July 2004 settlement agreement referenced above.

Plaintiff seeks treble damages, attorney’s fees and injunctive relief. The Company believes it has meritorious defenses to these claims and intends to vigorously defend this lawsuit.

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

These purported class action cases have been brought on behalf of alleged indirect purchasers of the Company’s products. In each case, the plaintiff seeks treble damages, attorney’s fees and injunctive relief. Including the above actions, 10 purported antitrust class action lawsuits have been brought against the Company by direct and indirect purchasers of the Company’s products. These two new antitrust class action lawsuits were consolidated for pre-trial purposes with the other eight actions in the Multi-District Litigation currently pending in federal court in New Jersey. As directed by the court, the direct and indirect purchaser plaintiffs in the Multi-District Litigation have filed consolidated complaints with the court. The Company’s motions to dismiss the consolidated complaints filed by each of the direct and indirect purchaser plaintiffs were denied by the court. Class certification motions in these actions are scheduled to be filed by the end of 2007.

bioMérieux

In April 2007, bioMérieux SA initiated an arbitration proceeding with the International Chamber of Commerce International Court of Arbitration in Paris, France, against GeneOhm Sciences Canada (“GeneOhm”), a subsidiary of the Company. The arbitration related to a sublicense agreement under which bioMérieux granted certain patent rights to GeneOhm relating to a method for the detection of methicillin-resistant Staphylococcus aureus (“MRSA”). In the arbitration, bioMérieux alleged, among other things, that GeneOhm fraudulently induced bioMérieux into entering into the sublicense and assigned its rights in violation of the sublicense. In the arbitration, bioMérieux sought monetary damages and to terminate the patent rights granted to GeneOhm under the sublicense agreement.

The Company and bioMérieux subsequently entered into an agreement to settle the arbitration proceeding. The financial terms of the settlement will not have any material impact on the Company.

Oil-For-Food Programme

As was previously reported, Becton Dickinson France, S.A., a subsidiary of the Company, was listed among approximately 2,200 other companies in an October 2005 report of the Independent Inquiry Committee (“IIC”) of the United Nations (“UN”) as having been involved in humanitarian contracts in which unauthorized payments were suspected of having been made to the Iraqi Government in connection with the UN’s Oil-for-Food Programme (the “Programme”). The Company conducted an internal review and found no evidence that it or any of its employees or representatives made, authorized, or approved improper payments to the Iraqi Government in connection with the Programme. The Company reported the results of its internal review to the Vendor Review Committee of the United Nations Procurement Service. In May 2007, the French Judicial Police conducted searches of the Company’s offices in France with respect to the matters that were the subject of the 2005 IIC report. The Company was informed that it is one of a number of companies named in the IIC report that is being investigated by the French Judicial Police. The Company is cooperating fully with the investigation.

El Seif Development

In July 2007, the Company received notice of a suit instituted in Saudi Arabia by El Seif Development (“El Seif”), a former distributor (Case No. 7516, Board of Grievances, Saudi Arabia). El Seif seeks monetary damages arising out of the termination of its distributor agreement and other contractual arrangements with the Company. The Company believes that it has meritorious defenses to these claims and intends to vigorously defend this lawsuit.

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

As previously reported, the Company has received a subpoena issued by the Connecticut Attorney General and a subpoena issued by the Illinois Attorney General, each seeking documents and information relating to the Company’s participation as a member of Healthcare Research & Development Institute, LLC (“HRDI”), a healthcare trade organization. In January 2007, it was reported that HRDI entered into a settlement with the Attorneys General of Connecticut and Florida with respect to the investigation being conducted by the Connecticut Attorney General, although the Connecticut Attorney General is still investigating certain corporate members of HRDI. The investigation by the Illinois Attorney General is ongoing. The Company believes that its participation in HRDI complied fully with the law and has responded to these subpoenas. The Company has not received any communication with respect to either investigation since completing its document production.

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

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Revenues (A)
Medical	$881,986	$802,118	$2,552,376	$2,322,831
Diagnostics	491,525	426,939	1,407,156	1,286,225
Biosciences	257,648	228,290	749,075	666,345
	$1,631,159	$1,457,347	$4,708,607	$4,275,401

Segment Operating Income
Medical	$247,275		$212,101	$727,549		$641,765
Diagnostics	115,322		104,296	224,351	(B)	281,392	(C)
Biosciences	58,543	(B)	52,295	182,688		157,516
Total Segment Operating Income	421,140		368,692	1,134,588		1,080,673
Unallocated Items (D)	(91,489)		(87,788)	(268,893)		(244,367)
Income from Continuing
Operations Before Income Taxes	$329,651		$280,904	$865,695		$836,306

(A)	Intersegment revenues are not material.

(B)

Includes the acquired in-process research and development charges recorded in the third and first quarter of 2007 related to the Plasso and TriPath acquisitions, respectively. See Note 8 for additional information.

(C)	Includes the acquired in-process research and development charge related to the GeneOhm acquisition.

(D)

Includes primarily share-based compensation expense; interest, net; foreign exchange; corporate expenses; and proceeds from insurance settlements received in 2006 in connection with the Company’s previously owned latex glove business.

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Revenues by Organizational Units
BD Medical
Medical Surgical Systems	$472,195	$448,116	$1,387,286	$1,300,859
Diabetes Care	174,870	163,741	514,746	490,407
Pharmaceutical Systems	216,749	174,080	598,501	484,952
Ophthalmic Systems	18,172	16,181	51,843	46,613
	$881,986	$802,118	$2,552,376	$2,322,831

BD Diagnostics
Preanalytical Systems	$261,333	$239,498	$746,152	$688,523
Diagnostic Systems	230,192	187,441	661,004	597,702
	$491,525	$426,939	$1,407,156	$1,286,225
BD Biosciences
Immunocytometry Systems	$144,565	$123,974	$418,766	$360,400
Pharmingen	42,615	39,295	125,617	117,838
Discovery Labware	70,468	65,021	204,692	188,107
	$257,648	$228,290	$749,075	$666,345

	$1,631,159	$1,457,347	$4,708,607	$4,275,401

Note 6 – Share-Based Compensation

The Company grants share-based awards under the 2004 Employee and Director Equity-Based Compensation Plan (the “2004 Plan”), which provide for long-term incentive compensation to employees and directors. The Company believes such awards align the interests of its employees and directors with those of its shareholders.

The fair value of share-based payments is recognized as compensation expense in net income. For the three months ended June 30, 2007 and 2006, compensation expense charged to income was $24,560 and $22,217, respectively. For the nine months ended June 30, 2007 and 2006, compensation expense was $85,220 and $80,664, respectively.

The amount of unrecognized compensation expense for all non-vested share-based awards as of June 30, 2007 was approximately $134,498, which is expected to be recognized over a weighted-average remaining life of approximately 2.1 years.

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

Net pension and postretirement cost included the following components for the three months ended June 30:

	Pension Plans		Other Postretirement Benefits
	2007	2006	2007	2006
Service cost	$17,366	$18,004	$771	$1,017
Interest cost	19,026	17,443	3,353	3,716
Expected return on plan assets	(22,279)	(19,385)	—	—
Amortization of prior service cost	49	47	(1,818)	(1,558)
Amortization of loss	4,340	6,745	2,051	1,769

	$18,502	$22,854	$4,357	$4,944

Net pension and postretirement cost included the following components for the nine months ended June 30:

	Pension Plans		Other Postretirement Benefits
	2007	2006	2007	2006
Service cost	$48,732	$54,498	$3,272	$3,051
Interest cost	53,390	52,798	10,980	11,148
Expected return on plan assets	(62,516)	(58,678)	—	—
Amortization of prior service cost	136	142	(4,599)	(4,674)
Amortization of loss	12,177	20,417	4,378	5,307

	$51,919	$69,177	$14,031	$14,832

Note 8 – Acquisitions and Divestiture

TriPath

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

Other

On May 4, 2007, the Company acquired all of the outstanding shares of Plasso Technology, Ltd. (“Plasso”), a privately-held company that is developing the next generation of surface-critical research tools utilizing functional coating technology for applications in glycomics and cell culture, for $10,425 in cash including transaction costs. In connection with the acquisition, the Company incurred a non-deductible charge of $7,394 for acquired in-process research and development associated with Plasso’s technology, for which, at the acquisition date, technological feasibility had not been established and no alternative future use existed. Because Plasso was a development stage company that had not commenced its planned principal operations, the transaction was accounted for as an acquisition of assets rather than as a business combination and, therefore, goodwill was not recorded.

Divestiture

On September 28, 2006, the Company announced a plan to exit the blood glucose monitoring (“BGM”) market. The decision to exit the BGM market was made following an evaluation of the future outlook for the product line. The Company recorded a pre-tax charge of $63,414, which was included in the Medical segment, in connection with its decision to exit the BGM product line. At September 30, 2006, an accrual of $32,408, which primarily consisted of inventory-related purchase commitments and severance, was reported in current liabilities. At June 30, 2007, the remaining accrual was $2,694, after reflecting the reversal of $4,160 of these costs, including $972 reversed during the second quarter of 2007.

During the first quarter of 2007, the Company received an unsolicited offer for the purchase of the BGM product line. On December 11, 2006, the Company sold the product line for $19,971 and recognized a pre-tax gain on sale of $15,226. During the second quarter of 2007, the Company recognized adjustments, thereby increasing the gain on sale by $6,093. These adjustments constitute revisions to estimated sales return accruals, primarily related to obligations that ceased to exist in the second quarter pursuant to the sale terms. During the second and third quarters of 2007, net adjustments of $2,236 and $395, respectively, were made to reduce other accruals related to obligations that remained with the Company upon divestiture of the product line. Additionally, during the third quarter of 2007, the Company received a payment of $4,675, which represented the resolution of a contingency with a former supplier. Following the sale, the Company’s prior period Condensed Consolidated Statements of Income and Cash Flows and related disclosures have been restated to separately present the results of the BGM product line as discontinued operations. The September 30, 2006 Condensed Consolidated Balance Sheet has not been restated.

Results of discontinued operations were as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Revenues	$4,087	$26,351	$26,938	$71,675

Income (loss) from discontinued operations
before income taxes	7,044	(7,562)	37,228	(32,056)	(A)
Income tax (provision) benefit	(2,704)	2,865	(14,066)	12,127
Income (loss) from discontinued operations, net	$4,340	$(4,697)	$23,162	$(19,929)

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

Financial Results

BD reported third quarter revenues of $1.631 billion, an increase of 12% from the same period a year ago, and reflected volume increases of approximately 9% and favorable foreign currency translation of approximately 3%. Sales in the United States of safety-engineered devices grew 5% to $246 million in the third quarter of 2007, compared with the prior year’s period. International sales of safety-engineered devices grew 29% to $108 million in the third quarter of 2007, compared with the prior year’s period. Overall, international revenue growth of 13% for the three-month period included a 6% favorable impact of foreign currency translation. As further discussed in our 2006 Annual Report on Form 10-K, we face currency exposure that arises from translating the results of our worldwide operations to the U.S. dollar at exchange rates that fluctuate from the beginning of the period. We purchase option and forward contracts to partially protect against adverse foreign exchange rate movements.

Our balance sheet remains strong, with net cash provided by continuing operations at approximately $875 million for the nine months ended June 30, 2007, and our debt-to-capitalization ratio decreasing to 20.7% at June 30, 2007 from 25.8% at September 30, 2006.

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

During the first quarter of 2007, we received an unsolicited offer for the purchase of the blood glucose monitoring (“BGM”) product line. On December 11, 2006, we sold the product line for $20 million and recognized a pre-tax gain on sale of $15 million. During the second quarter of 2007, the Company recognized post-closing adjustments, thereby increasing the gain on sale by $6 million. Following the sale, prior period Condensed Consolidated Statements of Income and Cash Flows and related discussions have been restated to separately present the results of the BGM product line as discontinued operations.

On May 4, 2007, we acquired all of the outstanding shares of Plasso Technology, Ltd. (“Plasso”), a privately-held company, for $10 million in cash. Plasso is developing the next generation of surface-critical research tools utilizing functional coating technology for applications in glycomics and cell culture. In connection with the acquisition, BD incurred a charge of $7 million for acquired in-process research and development.

See Note 8 of the Condensed Consolidated Financial Statements for additional discussions on the acquisitions and divestiture.

BD purchases supplies of resins, which are oil-based components used in the manufacture of certain products. During the third quarter of 2007, we incurred slightly higher resin purchase costs than the prior year’s quarter, primarily due to increases in world oil prices during the late summer 2006. While the impact of further increases, if any, in resin purchase costs is not expected to be significant on our 2007 operating results, such increases could impact future operating results. We are mitigating any such impact through continued improvement in our profit margins resulting from increased sales of products with higher margins, cost reduction programs, productivity improvements and, to a lesser extent, periodic price increases and adjustments.

Results of Operations

Revenues

Refer to Note 5 in the Notes to Condensed Consolidated Financial Statements for segment financial data.

Medical Segment

Third quarter revenues of $882 million represented an increase of $80 million, or 10%, from the prior year’s quarter, including an estimated $28 million, or 4%, favorable impact due to foreign currency translation. Strong sales of Pharmaceutical Systems products contributed to this growth. Global sales of safety-engineered products were $167 million, as compared with $156 million in the prior year’s quarter. For the nine-month period ended June 30, 2007, global sales of safety-engineered products were $497 million, as compared with $455 million in the prior year’s period. Total BD Medical segment revenues increased by 10% from the prior year nine-month period.

Diagnostics Segment

Third quarter revenues of $492 million represented an increase of $65 million, or 15%, over the prior year quarter, including an estimated $11 million, or 3%, favorable impact due to foreign currency translation. The Preanalytical Systems unit of the segment reported revenue growth of 9% over the prior year’s quarter. Global sales of safety-engineered products totaled $187 million, compared with $162 million in the prior year’s quarter due, in large part, to strong sales of BD Vacutainer® Push Button Blood Collection Sets in the current year’s quarter. Revenues in the Diagnostic Systems unit of the segment increased 23%, which includes $27 million of revenues from the TriPath acquisition and also reflects growth from the BD ProbeTec™ ET and BD Phoenix™ instruments. For the nine-month period ended June 30, 2007, global sales of safety-engineered products were $530 million, as compared with $462 million in the prior year’s period. Total BD Diagnostics segment revenues increased by 9% from the prior year nine-month period, which includes $59 million of revenues from TriPath.

Biosciences Segment

Third quarter revenues of $258 million represented an increase of $29 million, or 13%, over the prior year’s quarter, including an estimated $7 million, or 3%, favorable impact due to foreign currency translation. Flow cytometry instrument and reagent sales, as well as sales of advanced bioprocessing products, contributed to growth. For the nine-month period ended June 30, 2007, total BD Biosciences segment revenues increased by 12% from the prior year period.

Segment Operating Income

Medical Segment

Segment operating income for the third quarter was $247 million, or 28.0% of Medical revenues, compared with $212 million, or 26.4%, in the prior year’s quarter. Gross profit margin increased moderately due to an improved product mix of sales, combined with increased manufacturing productivity. See further discussion on gross profit margin below. Selling and administrative expense as a percent of Medical revenues in the third quarter of 2007 was slightly lower than the third quarter of 2006, due to spending controls. Research and development expenses for the quarter increased $3.3 million, or 14%, reflecting increased investment in new products and platforms. Segment operating income for the nine-month period was $728 million, or 28.5% of Medical revenues, compared with $642 million, or 27.6%, in the prior year’s period.

Diagnostics Segment

Segment operating income for the third quarter was $115 million, or 23.5% of Diagnostics revenues, compared with $104 million, or 24.4%, in the prior year’s quarter. Gross profit margin was higher than the third quarter of 2006, primarily due to a favorable sales mix of products with higher margins, as well as productivity gains. See further discussion on gross profit margin below. Selling and administrative expense as a percentage of Diagnostics revenues in the third quarter of 2007 was higher than the comparable amount in the third quarter of 2006, largely due to the impact of TriPath and GeneOhm. Research and development expenses in the third quarter of 2007 increased $12.3 million, or 57%, primarily due to investment in new products and incremental TriPath and GeneOhm expenses. Segment operating income for the nine-month period was $224 million, or 15.9% of Diagnostics revenues, compared with $281 million, or 21.9%, in the prior year’s period and reflects the impact of the acquired in-process research and development charges for TriPath in 2007 and GeneOhm in 2006.

Biosciences Segment

Segment operating income for the third quarter was $59 million, or 22.7% of Biosciences revenues, compared with $52 million, or 22.9%, in the prior year’s quarter. Operating income included the acquired in-process research and development charge of $7 million associated with the Plasso acquisition, as further discussed above, which reduced operating income as a percentage of revenues by 2.9% . Gross profit margin as a percentage of revenues increased due to improved production efficiencies, as well as increased sales of products with higher margins. See further discussion on gross profit margin below. Selling and administrative expense as a percent of Biosciences revenues for the quarter decreased compared with the prior year’s quarter, as a result of continued spending controls. Research and development spending in the quarter increased $1.9 million, or 11%, reflecting increased investment in new product development.

Segment operating income for the nine-month period was $183 million, or 24.4% of Biosciences revenues, compared with $158 million, or 23.6%, in the prior year’s period.

Gross Profit Margin

Gross profit margin was 51.5% for the third quarter and 51.9% for the nine-month period, compared with 50.6% and 51.3%, respectively, for the comparable prior year periods. Gross profit margin in the third quarter of 2007 as compared with the prior year’s period reflected an estimated 0.5% net improvement relating primarily to increased sales of products with relatively higher margins and productivity gains and an estimated 0.4% impact from foreign currency translation. Gross profit margin in the nine-month period of 2007 as compared with the prior period reflected an estimated 0.7% net improvement relating to increased sales of products with relatively higher margins and improvement associated primarily with productivity gains. These improvements were partially offset by an estimated 0.1% impact from foreign currency translation. We expect gross profit margin to improve, on a reported basis, by about 70 basis points in 2007, with TriPath’s operations accounting for 10 basis points.

Selling and Administrative Expense

Selling and administrative expense was 25.3% of revenues for the third quarter and 25.5% for the nine-month period, compared with 25.7% and 25.0%, respectively, for the prior year’s periods. Aggregate expenses for the current period reflect increases in base spending of $17 million and in expenses associated with the GeneOhm and TriPath operations of $11 million, as well as an unfavorable foreign exchange impact of $10 million. Aggregate expenses in the nine-month period reflect increases in base spending of $55 million and in expenses associated with the GeneOhm and TriPath operations of $35 million. Increases in selling and administrative expense for the nine-month period also reflect the absence of proceeds from insurance settlements of $17 million received in the prior year’s period in connection with the Company’s previously owned latex glove business, as well as an unfavorable foreign exchange impact of $26 million. Selling and administrative expense as a percentage of revenues is expected to increase, on a reported basis, by about 40 basis points in 2007, with 20 basis points attributable to TriPath’s operations.

Research and Development Expense

Research and development expense of $93 million for the third quarter increased 21%, compared with the prior year’s amount of $77 million, with more than half of the increase due to Tripath’s operations. Research and development expense of $260 million for the nine-month period increased 18%, compared with the prior year’s amount of $219 million. The increase in research and development expenditures reflect increased spending for new programs in each of our segments for the three and nine-month periods of 2007. We anticipate Research and development expense to increase, on a reported basis, by about 20% for 2007, with 8% due to the impact of TriPath’s operations.

Non-Operating Expense and Income

Interest income was $12 million in both the third quarter and in the prior year’s period. Interest income was $37 million in the nine-month period, compared with $44 million in the prior year’s period, and reflected lower cash balances. Interest expense was $12 million in the third quarter and $36 million in the nine-month period, compared with $15 million and $52 million, respectively, in the prior year’s periods, which reflect lower debt and higher levels of capitalized interest.

Income Taxes

The income tax rate was 27.1% for the third quarter. The nine-month tax rate was 29.9% compared with the prior year’s rate of 28.5% . The increase is principally due to the non-deductibility of the acquired in-process research and development charges associated with the TriPath and Plasso acquisitions, which was partially offset by the impact of approximately 0.5% resulting from the retroactive reinstatement of the research and experimentation tax credit. The prior year’s nine-month rate reflected the non-deductibility of the acquired in-process research and development charge associated with the GeneOhm acquisition, as well as the impact relating to the proceeds received from insurance settlements of approximately 0.2% . The Company expects the reported tax rate for 2007 to be approximately 29%.

Income from Continuing Operations and Diluted Earnings Per Share from Continuing Operations

Income from continuing operations and diluted earnings per share from continuing operations for the third quarter of 2007 were $240 million and 95 cents, respectively. Income from continuing operations and diluted earnings per share from continuing operations for the prior year’s second quarter were $211 million and 83 cents, respectively. The acquired in-process research and development charges associated with the Plasso acquisition reduced income from continuing operations for the current year’s quarter by $7 million and diluted earnings per share from continuing operations by 3 cents. For the nine-month periods, income from continuing operations and diluted earnings per share from continuing operations were $607 million and $2.38, respectively, in 2007, and $598 million and $2.33, respectively, in 2006. The acquired in-process research and development charges associated with the TriPath and Plasso acquisitions reduced income from continuing operations for the current year’s nine-month period by $122 million and diluted earnings per share from continuing operations by 48 cents. The prior year’s nine-month period reflected the acquired in-process research and development charge associated with GeneOhm of $53 million or 21 cents. Proceeds from insurance settlements increased income from continuing operations in the prior year’s nine-month period by $11 million and diluted earnings per share from continuing operations by 4 cents.

Liquidity and Capital Resources

Net cash provided by continuing operating activities, which continues to be our primary source of funds to finance operating needs and capital expenditures, was $875 million during the first nine months of 2007, compared with $682 million in the same period in 2006. Net cash provided by continuing operations in the first nine months of the current and prior year was reduced by changes in the pension obligation, resulting primarily from discretionary cash contributions of $75 million and $150 million, respectively.

Net cash used for continuing investing activities for the first nine months of the current year was $781 million, compared with $558 million in the prior year period. The current year amount reflects the payment of $340 million of net cash for the TriPath acquisition, and the prior year amount reflects the payment of $231 million for the GeneOhm acquisition. Capital expenditures were $366 million in the first nine months of 2007 and $258 million in the same period in 2006. We expect capital spending for 2007 to be in the $600 million range.

Net cash used for continuing financing activities for the first nine months of the current year was $672 million, compared with $431 million in the prior year period. As of June 30, 2007, total debt of $1.2 billion represented 20.7% of total capital (shareholders' equity, net non-current deferred income tax liabilities, and debt), versus 25.8% at September 30, 2006. Short-term debt decreased to 18% of total debt at the end of the nine-month period, from 31% at September 30, 2006.

For the first nine months of the current year, the Company repurchased $412 million of its common stock, compared with approximately $433 million of its common stock in the prior year period. At June 30, 2007, authorization to repurchase an additional 1.6 million common shares remained. Our Board of Directors authorized an additional repurchase program for 10 million shares on July 24, 2007. Stock repurchases were offset, in part, by the issuance of common stock from treasury upon the exercise of stock options by employees.

We have in place a commercial paper borrowing program that is available to meet our short-term financing needs, including working capital requirements. Borrowings outstanding under this program were $200 million at June 30, 2007. During the first quarter of 2007, we amended our syndicated credit facility to increase the amount available from $900 million to $1 billion and extend the expiration date from August 2009 to December 2011. This credit facility, under which there were no borrowings outstanding at June 30, 2007, provides backup support for our commercial paper program and can also be used for other general corporate purposes. This credit facility includes a single financial covenant that requires BD to maintain an interest expense coverage ratio (ratio of earnings before income taxes, depreciation and amortization to interest expense) of not less than 5-to-1 for the most recent four consecutive fiscal quarters. On the last eight measurement dates, this ratio has ranged from 17-to-1 to 21-to-1. In addition, we have informal lines of credit outside the United States.

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

The following are some important factors that could cause our actual results to differ from our expectations in any forward-looking statements:

  Regional, national and foreign economic factors, including inflation and fluctuations in interest rates and foreign currency exchange rates and the potential effect of such fluctuations on revenues, expenses and resulting margins, as well as on competition in certain markets.

  We operate in a highly competitive environment. New product introductions by our current or future competitors could adversely affect our ability to compete in the global market. For example, new forms of inhaled insulin or other methods of insulin delivery could adversely impact sales of our insulin injection devices. Patents attained by competitors, particularly as patents on our products expire, may also adversely impact our competitive position. Certain competitors have established manufacturing sites or have contracted with suppliers in low-cost manufacturing locations as a means to lower their costs. New entrants may also appear.

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

Item 4. Controls and Procedures

An evaluation was carried out by BD’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of BD’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of June 30, 2007. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were, as of the end of the period covered by this report, adequate and effective to ensure that material information relating to BD and its consolidated subsidiaries would be made known to them by others within these entities. There were no changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2007 identified in connection with the above-referenced evaluation that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Item 1. Legal Proceedings

We are involved, both as a plaintiff and a defendant, in various legal proceedings which arise in the ordinary course of business, including product liability and environmental matters as set forth in our 2006 Annual Report on Form 10-K.

Since March 31, 2007, the following developments have occurred with respect to the legal proceedings in which we are involved:

Retractable Technologies, Inc.

As was previously reported, in June 2007, Retractable Technologies, Inc. (“plaintiff”) filed a complaint against BD under the caption Retractable Technologies, Inc. vs. Becton Dickinson and Company (Civil Action No. 2:07-cv-250, United States District Court, Eastern District of Texas). Plaintiff alleges that the BD Integra™ syringes infringe patents licensed exclusively to the plaintiff. This patent claim was not covered by the release contained in the July 2004 settlement agreement between BD and plaintiff to settle the lawsuit previously filed by plaintiff.

In its complaint, plaintiff also alleges that BD engaged in false advertising with respect to certain of BD’s safety-engineered products in violation of the Lanham Act; acted to exclude the plaintiff from various product markets and to maintain its market share through, among other things, exclusionary contracts in violation of state and Federal antitrust laws; and engaged in unfair competition. The non-patent claims purport to relate to actions allegedly taken by BD following the date of the July 2004 settlement agreement referenced above.

Plaintiff seeks treble damages, attorney’s fees and injunctive relief. BD believes it has meritorious defenses to these claims and intends to vigorously defend this lawsuit.

Antitrust Class Action Suits

As was previously reported, ten purported antitrust class action lawsuits have been brought against BD by direct and indirect purchasers of BD’s products. Our motions to dismiss each of the consolidated complaints filed by the direct and indirect purchaser plaintiffs were denied by the court. Class certification motions in these actions are scheduled to be filed by the end of 2007.

bioMérieux

As was previously reported, in April 2007, bioMérieux SA initiated an arbitration proceeding with the International Chamber of Commerce International Court of Arbitration in Paris, France, against GeneOhm Sciences Canada (“GeneOhm”), a subsidiary of BD. The arbitration related to a sublicense agreement under which

bioMérieux granted certain patent rights to GeneOhm relating to a method for the detection of methicillin-resistant Staphylococcus aureus (“MRSA”). In the arbitration, bioMérieux alleged, among other things, that GeneOhm fraudulently induced bioMérieux into entering into the sublicense and assigned its rights in violation of the sublicense. In the arbitration, bioMérieux sought monetary damages and to terminate the patent rights granted to GeneOhm under the sublicense agreement.

BD and bioMérieux subsequently entered into an agreement to settle the arbitration proceeding. The financial terms of the settlement will not have any material impact on BD.

Oil-For-Food Programme

As was previously reported, Becton Dickinson France, S.A., a subsidiary of BD, was listed among approximately 2,200 other companies in an October 2005 report of the Independent Inquiry Committee (“IIC”) of the United Nations (“UN”) as having been involved in humanitarian contracts in which unauthorized payments were suspected of having been made to the Iraqi Government in connection with the UN’s Oil-for-Food Programme (the “Programme”). BD conducted an internal review and found no evidence that BD or any BD employee or representative of BD made, authorized, or approved improper payments to the Iraqi Government in connection with the Programme. BD reported the results of its internal review to the Vendor Review Committee of the United Nations Procurement Service. In May 2007, the French Judicial Police conducted searches of BD’s offices in France with respect to the matters that were the subject of the 2005 IIC report. BD was informed that it is one of a number of companies named in the IIC report that is being investigated by the French Judicial Police. BD is cooperating fully with the investigation.

El Seif Development

In July 2007, BD received notice of a suit instituted in Saudi Arabia by El Seif Development (“El Seif”), a former BD distributor (Case No. 7516, Board of Grievances, Saudi Arabia). El Seif seeks monetary damages arising out of the termination of its distributor agreement and other contractual arrangements with BD.

BD believes that it has meritorious defenses to these claims and intends to vigorously defend this lawsuit.

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

Item 1A.	Risk Factors

There have been no material changes from the risk factors disclosed in Part 1, Item 1A, of our Annual Report on Form 10-K for the 2006 fiscal year.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth certain information regarding our purchases of common stock of BD during the quarter ended June 30, 2007.

Issuer Purchases of Equity Securities

For the three months ended June 30, 2007	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
April 1 – 30, 2007	302,933	$78.49	300,000	3,735,814
May 1 – 31, 2007	1,136,516	$78.57	1,134,000	2,601,814
June 1 – 30, 2007	1,000,233	$74.96	1,000,000	1,601,814
Total	2,439,682	$77.08	2,434,000	1,601,814

(1)

Includes 2,922 shares purchased during the quarter in open market transactions by the trustee under BD’s Deferred Compensation Plan and 1996 Directors’ Deferral Plan, and 2,760 shares delivered to BD in connection with stock option exercises.

(2)

These repurchases were made pursuant to a repurchase program covering 10 million shares authorized by the Board of Directors of BD (the “Board”) on November 22, 2005 (the “2005 Program”). There is no expiration date for the 2005 Program. On July 24, 2007, the Board authorized an additional repurchase program for 10 million shares.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

	10 (o)	2004 Employee and Director Equity-Based Compensation Plan, as amended and restated as of March 27, 2007.

	Exhibit 31	Certifications of Chief Executive Officer and Chief Financial Officer, pursuant to SEC Rule 13a - 14(a).

	Exhibit 32	Certifications of Chief Executive Officer and Chief Financial Officer, pursuant to Rule 13a - 14(b) and Section 1350 of Chapter 63 of Title 18 of the U.S. Code.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Becton, Dickinson and Company
(Registrant)

Dated: August 8, 2007
/s/ John R. Considine
John R. Considine
Senior Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

/s/ William A. Tozzi
William A. Tozzi
Vice President and Controller
(Chief Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibits

10 (o)	2004 Employee and Director Equity-Based Compensation Plan, as amended and restated as of March 27, 2007.

31	Certifications of Chief Executive Officer and Chief Financial Officer,
pursuant to SEC Rule 13a - 14(a).

32	Certifications of Chief Executive Officer and Chief Financial Officer,
pursuant to Rule 13a - 14(b) and Section 1350 of Chapter 63 of Title 18 of the
U.S. Code.