Form 10-K
period 2007-09-30
BECTON DICKINSON & CO
filed 2007-11-23
CIK 10795

SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
 THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2007	COMMISSION FILE NUMBER 1-4802

BECTON, DICKINSON AND COMPANY
 (Exact name of registrant as specified in its charter)

New Jersey	22-0760120
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1 Becton Drive	07417-1880
Franklin Lakes, New Jersey	(Zip code)
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
 Yes ☐     No ☒

     As of March 30, 2007, the aggregate market value of the registrant’s outstanding common stock held by non-affiliates of the registrant was approximately $18,791,822,502.

     As of October 31, 2007, 243,899,512 shares of the registrant’s common stock were outstanding.

Documents Incorporated by Reference

     (1) Portions of the registrant’s Annual Report to Shareholders for the fiscal year ended September 30, 2007 are incorporated by reference into Parts I and II hereof.

     (2) Portions of the registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held January 29, 2008 are incorporated by reference into Part III hereof.

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

Business Segments

     BD’s operations consist of three worldwide business segments: BD Medical, BD Diagnostics and BD Biosciences. Information with respect to BD’s business segments is included in Note 15 to the consolidated financial statements contained in the portions of BD’s Annual Report to Shareholders for the fiscal year ended September 30, 2007 attached hereto as Exhibit 13, and is incorporated herein by reference.

BD Medical

     BD Medical produces a broad array of medical devices that are used in a wide range of healthcare settings. They include many safety-engineered injection, infusion and surgery products. BD Medical’s principal product lines include needles, syringes and intravenous catheters for medication delivery; prefilled IV flush syringes; and syringes and pen needles for the self-injection of insulin and other drugs used in the treatment of diabetes; prefillable drug delivery devices provided to pharmaceutical companies and sold to end-users as drug/device combinations; surgical blades/scalpels and regional anesthesia needles and trays; critical care monitoring devices; ophthalmic surgical instruments; sharps disposal containers; and home healthcare products such as ACE® brand elastic bandages. The primary markets served by BD Medical are hospitals and clinics; physicians’ office practices; consumers and retail pharmacies; public health agencies; pharmaceutical companies; and healthcare workers.

BD Diagnostics

     BD Diagnostics provides products for the safe collection and transport of diagnostic specimens and instrumentation for analysis across a broad range of infectious disease testing, including healthcare-associated infections (HAIs). BD Diagnostics’ principal products and services include integrated systems for specimen collection; an extensive line of safety-engineered blood collection products and systems; plated media; automated blood culturing systems; molecular testing systems for sexually transmitted diseases and HAIs; microorganism identification and drug susceptibility systems; liquid-based cytology systems for cervical cancer screenings; and rapid diagnostic assays. BD Diagnostics serves hospitals, laboratories and clinics; reference laboratories; blood banks; healthcare workers; patients; physicians’ office practices; and industrial microbiology laboratories.

BD Biosciences

     BD Biosciences produces research and clinical tools that facilitate the study of cells, and the components of cells, to gain a better understanding of normal and disease processes. That information is used to aid the discovery and development of new drugs and vaccines, and to improve the diagnosis and management of diseases. BD Biosciences’ principal product lines include fluorescence-activated cell sorters and analyzers; cell imaging systems, monoclonal antibodies and kits for performing cell analysis; reagent systems for life sciences research; tools to aid in drug discovery and growth of tissue and cells; cell culture media supplements for biopharmaceutical manufacturing; and diagnostic assays. The primary markets served by BD Biosciences are research and clinical laboratories; hospitals and transplant centers; blood banks; and biotechnology and pharmaceutical companies.

Acquisitions

     On December 20, 2006, BD acquired the outstanding shares (approximately 93.8%) of TriPath Imaging, Inc. (“TriPath”) that it did not previously own. TriPath develops, manufactures, markets and sells innovative solutions to improve the clinical management of cancer, including detection, diagnosis, staging and treatment. The acquisition advances BD’s position in cancer diagnostics.

     On May 4, 2007, BD acquired all of the outstanding shares of Plasso Technology, Ltd. (“Plasso”), a privately-held company that is developing the next generation of surface-critical research tools utilizing functional coating technology for applications in glycomics and cell culture.

     See further discussion of these acquisitions in Note 3 to the consolidated financial statements contained in Exhibit 13, which is incorporated herein by reference.

International Operations

      BD’s products are manufactured and sold worldwide. BD’s operations outside the United States are conducted in Canada and in five geographic regions: Europe (which includes the Middle East and Africa); Japan; Asia Pacific (which includes Australia and all of Asia except Japan); South Latin America (which includes Brazil); and North Latin America (which includes Mexico). The principal products sold by BD outside of the United States are hypodermic needles and syringes; insulin syringes and pen needles; diagnostic systems; BD Vacutainer™ brand blood collection products; BD Hypak™ brand prefillable syringe systems; infusion therapy products; flow cytometry instruments and reagents; and disposable laboratory products. BD has manufacturing operations outside the United States in Brazil, Canada, China, France, Germany, India, Ireland, Japan, Korea, Mexico, Pakistan, Singapore, Spain, Sweden and the United Kingdom. Geographic information with respect to BD’s operations is included under the heading “Geographic Information” in Note 15 to the consolidated financial statements included in Exhibit 13, and is incorporated herein by reference.

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

Distribution

      BD’s products and services are marketed in the U.S. and internationally through independent sales representatives and independent distribution channels, and directly to end-users. Sales to a single U.S. distributor that supplies products from the BD Medical and BD Diagnostics segments to many end-users accounted for approximately 9% of total BD revenues in fiscal 2007. However, the end-users of BD’s products have access to them through other distributors, and, as a result, BD believes that sales to this distributor would be replaced largely, if not entirely, by other sales if BD no longer sold products to this distributor. Order backlog is not material to BD’s business inasmuch as orders for BD products generally are received and filled on a current basis, except for items temporarily out of stock. BD’s worldwide sales are not generally seasonal, with the exception of certain medical devices in the BD Medical segment and respiratory and flu diagnostic products in the BD Diagnostics segment that relate to seasonal diseases such as influenza.

Raw Materials

      BD purchases many different types of raw materials, including plastics, glass, metals, textiles, paper products, agricultural products, electronic and mechanical sub-assemblies and various biological, chemical and petrochemical products. Certain raw materials (primarily related to the BD Biosciences segment) are not available from multiple sources. In the case of certain principal raw materials that are available from multiple sources, for various reasons (including quality assurance and cost effectiveness), BD elects to purchase these raw materials from sole suppliers. In other cases where there are regulatory requirements relating to qualification of suppliers, BD may not be able to establish additional or replacement sources on a timely basis. While BD works closely with its suppliers to ensure continuity of supply, the termination, reduction or interruption in supply of these sole-sourced raw materials could impact our ability to manufacture and sell certain of our products.

Research and Development

      BD conducts its research and development activities at its operating units and at BD Technologies in Research Triangle Park, North Carolina. Substantially all of BD’s research and development activities are conducted in the U.S. BD also collaborates with certain universities, medical centers and other entities on research and development programs. BD also retains individual consultants to support its efforts in specialized fields. BD spent approximately $360 million, $302 million and $268 million on research and development during the fiscal years ended September 30, 2007, 2006 and 2005, respectively. In addition, BD incurred acquired in-process research and development charges of $122 million related to the acquisitions of TriPath and Plasso in fiscal year 2007, and $53 million related to the acquisition of GeneOhm in fiscal year 2006.

Intellectual Property and Licenses

      BD owns significant intellectual property, including patents, patent applications, technology, trade secrets, know-how, copyrights and trademarks in the United States and other countries. BD is also licensed under domestic and foreign patents, patent applications, technology, trade secrets, know-how, copyrights and trademarks owned by others. In the aggregate, these intellectual property assets and licenses are of material importance to BD’s business. BD believes, however, that no single patent, technology, trademark, intellectual property asset or license is material in relation to BD’s business as a whole, or any business segment.

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

Third-Party Reimbursement

     Healthcare providers and/or facilities are generally reimbursed for their services through numerous payment systems designed by governmental agencies (e.g., Medicare and Medicaid in the U.S., the National Health Service in the U.K., the Joint Federal Committee in Germany, the Commission d’Evaluation des Produits et prestations in France, and the Ministry for Health, Labor and Welfare in Japan), private insurance companies, and managed care programs. The manner and level of reimbursement in any given case typically depends on the procedure(s) performed, the final patient diagnosis, the device(s) and/or drug(s) utilized, or a combination of these factors, and coverage and payment levels are determined at the payer’s discretion. The coverage policies and reimbursement levels of third-party payers may impact the decisions of healthcare providers and facilities regarding which medical products they purchase and the prices they are willing to pay for those products. Thus, changes in reimbursement level or method may either positively or negatively impact sales of BD products. While BD is actively engaged in promoting the value of its products for payers and patients and it employs various efforts and resources to positively impact coverage, coding and payment processes in this regard, it has no direct control over payer decision-making with respect to coverage and adequate payment level for BD products. Additionally, we expect many payers to continue to explore cost-containment strategies (e.g., competitive bidding for clinical laboratory services within the Medicare program, so-called “pay-for-performance” programs implemented by various public and private payers, etc.) that could potentially impact coverage and/or payment levels for current or future BD products.

      As BD’s product offerings are diverse across many healthcare settings, they are affected to varying degrees by the many payment systems. Therefore, while individual countries, product lines or product classes may be impacted, BD does not believe that significant changes to any one of these systems would have a material adverse effect on BD.

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

     In November 2006, we received a warning letter from the FDA with respect to our facility in San Lorenzo, Puerto Rico, at which we manufacture certain blood collection products. The warning letter makes certain observations regarding our compliance with the Current Good Manufacturing Practices requirements of the FDA’s Quality System regulation. In response to the warning letter, BD developed and implemented a comprehensive corrective and preventive action plan that was completed in fiscal year 2007. The FDA recently re-inspected the San Lorenzo facility and found all warning letter commitments met and satisfactory. We are awaiting a close-out letter.

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

Employees

      As of September 30, 2007, BD had 28,018 employees, of whom 12,803 were employed in the United States (including Puerto Rico). BD believes that its employee relations are satisfactory.

Other Matters

      Becton Dickinson France, S.A. (“BD-France”), a subsidiary of BD, was listed among approximately 2,200 other companies in an October 27, 2005 report of the Independent Inquiry Committee (“IIC”) of the United Nations (“UN”) as having been involved in humanitarian contracts in which unauthorized payments were suspected of having been made to the Iraqi Government in connection with the UN’s Oil-for-Food Programme (the “Programme”). In connection with the IIC’s report, Becton Dickinson AG, a Swiss subsidiary of BD, received a letter of inquiry from the Vendor Review Committee (“VRC”) of the United Nations Procurement Service dated November 22, 2005. The letter of inquiry said that the VRC is reviewing Becton Dickinson AG’s registration status in light of BD-France being listed in the IIC’s report and asked us for any information we might provide relating to the findings of the report. BD conducted an internal review and found no evidence that BD or any BD employee made, authorized, or approved improper payments to the Iraqi Government in connection with the Programme. The representative utilized by BD in Iraq also unequivocally denied having made any such payments, and BD was unable to find any evidence of such payments being made by this representative. BD has also reported the results of its internal review to the VRC. In May 2007, the French Judicial Police conducted searches of BD-France’s offices in France with respect to the matters that were the subject of the 2005 IIC report. We were informed that it is one of a number of companies named in the IIC report that is being investigated by the French Judicial Police. We are cooperating fully with the investigation.

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

Forward-Looking Statements

     BD and its representatives may from time-to-time make certain forward-looking statements in publicly released materials, both written and oral, including statements contained in this report and filings with the SEC and in our other reports to shareholders. Additional information regarding our forward-looking statements is contained in the “Financial Review” contained in Exhibit 13.

Item 1A. Risk Factors.

      An investment in BD involves a variety of risks and uncertainties. The following describes some of the significant risks that could adversely affect BD’s business, financial condition, operating results or cash flows.

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

      The medical device industry is subject to rapid technological changes, and we face significant competition across our product lines and in each market in which our products are sold. We face this competition from a wide range of companies. These include large medical device companies, some of which may have greater financial and marketing resources than us. We also face competition from firms that are more specialized than us with respect to particular markets. Non-medical device companies, including pharmaceutical companies, also offer alternative therapies for disease states that may be delivered without a medical device. See “Competition” under Item 1. Business. The development of new or improved products, processes or technologies by other companies may render our products or proposed products obsolete or less competitive. In addition, some competitors have established manufacturing sites or have contracted with suppliers located in China and other low-cost manufacturing locations as a means to lower their costs. New entrants may also appear, particularly from these low-cost countries.

Inflation and fluctuations in the cost of raw materials could adversely affect the results of our operations.

     It is possible that general inflation rates will rise in 2008 and beyond, and could have a greater impact on worldwide economies and, consequently, on BD. BD purchases supplies of resins, which are oil-based components used in the manufacture of certain products. Any significant increases in resin purchase costs could impact future operating results.

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

     We have manufacturing sites all over the world. In addition, in some instances, the manufacturing of certain of our product lines is concentrated in one or more of our plants. As a result, natural disasters (including pandemic disease), political change, or damage to one or more of our facilities could adversely affect our ability to manufacture our products.

BD is subject to a number of pending lawsuits.

     BD is a defendant in a number of pending lawsuits, including purported class action lawsuits for alleged antitrust violations and product liability, and could be subject to additional lawsuits in the future. A more detailed description of these lawsuits is contained in Item 3. Legal Proceedings. Given the uncertain nature of litigation generally, we are not able in all cases to estimate the amount or range of loss that could result from an unfavorable outcome of the litigation to which we are a party. In view of these uncertainties, we could incur charges in excess of any currently established accruals and, to the extent available, excess liability insurance. Any such future charges, individually or in the aggregate, could have a material adverse effect on BD’s results of operations and cash flows.

Consolidation in the healthcare industry could adversely affect BD’s future revenues and operating income.

     The medical device industry has experienced a significant amount of consolidation. As a result of this consolidation, competition to provide goods and services to customers has increased. In addition, group purchasing organizations (“GPOs”) and integrated health delivery networks (“IDNs”) have served to concentrate purchasing decisions for some customers, which has placed pricing pressure on medical device suppliers. Further consolidation in the industry could exert additional pressure on the prices of our products.

Changes in reimbursement practices of third-party payers could affect the demand for our products and the prices at which they are sold.

     Our sales depend, in part, on the extent to which healthcare providers and facilities are reimbursed by government authorities, private insurers and other third-party payers for the costs of our products. The coverage policies and reimbursement levels of third-party payers may affect which products customers purchase and the prices they are willing to pay for these products. Legislative or administrative reforms to reimbursement systems in the U.S. or abroad in a manner could significantly reduce reimbursement for procedures using BD medical devices, or result in denial of reimbursement for those products. See “Third-Party Reimbursement” under Item 1. Business.

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

      Following the introduction of a product, these agencies also periodically review our manufacturing processes and product performance. Our failure to comply with the applicable good manufacturing practices, adverse event reporting, clinical trial and other requirements of these agencies could delay the production or marketing of our products and result in fines, delays or suspensions of regulatory clearances, or seizures or recalls of products.

We cannot guarantee that any of BD’s strategic acquisitions, investments or alliances will be successful.

     While our strategy to increase revenue growth is driven primarily by internal product development, we will seek to supplement our growth through strategic acquisitions, investments and alliances. Such transactions are inherently risky. The success of any acquisition, investment or alliance may be affected by a number of factors, including our ability to properly assess and value the potential business opportunity or to successfully integrate it into our existing business. There can be no assurance that any past or future transaction will be successful.

We are subject to foreign currency exchange risk.

     Over half of our fiscal year 2007 revenues were derived from international operations. Our revenues outside the U.S. are affected by fluctuations in foreign currency exchange rates. A discussion of the financial impact of exchange rate fluctuations and the ways and extent to which we attempt to mitigate such impact is contained under the heading “Financial Instrument Market Risk” under “Financial Review” contained in Exhibit 13, which is incorporated herein by reference. We cannot predict with any certainty changes in foreign currency exchange rates.

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

     Natural disasters, war, terrorism and international conflicts, and actions taken by the United States and other governments in response to such events, could cause significant economic disruption and political and social instability in the U.S. and in areas outside of the U.S. in which we operate. These events could result in decreased demand for our products, adversely affect our manufacturing and distribution capabilities or our ability to source materials from our suppliers.

Item 1B. Unresolved Staff Comments.

     None.

Item 2. Properties.

     BD’s executive offices are located in Franklin Lakes, New Jersey. As of November 1, 2007, BD owned and leased approximately 15,754,942 square feet of manufacturing, warehousing, administrative and research facilities throughout the world. The U.S. facilities, including Puerto Rico, comprise approximately 6,772,412 square feet of owned and 1,967,193 square feet of leased space. The international facilities comprise approximately 4,846,112 square feet of owned and 2,169,225 square feet of leased space. Sales offices and distribution centers included in the total square footage are also located throughout the world.

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

     The U.S. facilities include facilities in Arizona, California, Connecticut, Florida, Georgia, Illinois, Indiana, Maryland, Massachusetts, Michigan, Missouri, Nebraska, New Jersey, New York, North Carolina, Pennsylvania, South Carolina, Tennessee, Texas, Utah, Washington, DC, Washington, Wisconsin and Puerto Rico.

     The international facilities are grouped as follows:

     —Canada includes approximately 152,891 square feet of leased space.

     —Europe and Eastern Europe, Middle East and Africa include facilities in Austria, Belgium, Denmark, Egypt, England, Finland, France, Germany, Greece, Hungary, Ireland, Italy, Kenya, the Netherlands, Norway, Poland, Russia, Saudi Arabia, South Africa, Spain, Sweden, Switzerland, Turkey and the United Arab Emirates, and are comprised of approximately 2,582,327 square feet of owned and 650,438 square feet of leased space.

     —Latin America includes facilities in Argentina, Brazil, Chile, Colombia, Costa Rica, Mexico, Peru and Venezuela, and is comprised of approximately 1,331,100 square feet of owned and 540,260 square feet of leased space.

     —Asia Pacific includes facilities in Australia, China, Hong Kong, India, Indonesia, Japan, Malaysia, New Zealand, Pakistan, the Philippines, Singapore, South Korea, Taiwan, Thailand and Vietnam, and is comprised of approximately 1,506,177 square feet of owned and 332,349 square feet of leased space.

     The following table summarizes property information by business segment.

	Corporate	Biosciences	Medical	Diagnostic	Mixed (A)	Total
LEASED
Sites	2	11	72	11	36	132
Square feet	5,112	350,117	1,508,930	226,318	1,584,434	3,674,911
Manufacturing square footage	0	29,914	363,353	46,213	0	439,480
Manufacturing sites	0	3	8	3	0	14

OWNED
Sites	2	6	24	12	9	53
Square feet	448,094	831,330	5,787,318	2,453,278	2,671,996	12,192,016
Manufacturing square footage	0	395,330	3,721,623	1,419,761	297,881	5,834,595
Manufacturing sites	0	6	23	12	2	43

TOTAL
Sites	4	17	96	23	45	185
Square feet	453,206	1,181,447	7,296,248	2,679,596	4,256,430	15,866,927
Manufacturing square footage	0	425,244	4,084,976	1,465,974	297,881	6,274,075
Manufacturing sites	0	9	31	15	2	57

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

     BD is also named as a defendant in four purported class action suits brought on behalf of indirect purchasers of BD’s products, alleging that BD violated federal antitrust laws, resulting in the charging of higher prices for BD’s products to the plaintiff and other purported class members. The cases filed are as follows: Jabo’s Pharmacy, Inc., et. al. v. Becton Dickinson & Company (Case No. 2:05-CV-00162, United States District Court, Greenville, Tennessee) filed on June 7, 2005; Drug Mart Tallman, Inc., et. al. v. Becton Dickinson and Company (Case No. 2:06-CV-00174, U.S. District Court, Newark, New Jersey), filed on January 17, 2006; Medstar v. Becton Dickinson (Case No. 06-CV-03258-JLL (RJH), U.S. District Court, Newark, New Jersey), filed on May 18, 2006; and The Hebrew Home for the Aged at Riverdale v. Becton Dickinson and Company (Case No. 07-CV-2544, U.S. District Court, Southern District of New York), filed on March 28, 2007. A fifth purported class action on behalf of indirect purchasers (International Multiple Sclerosis Management Practice v. Becton Dickinson & Company (Case No. 2:07-cv-10602, U.S. District Court, Newark, New Jersey), filed on April 5, 2007) was voluntarily withdrawn by the plaintiff.

     The plaintiffs in each of the antitrust class action lawsuits seek monetary damages. All of the antitrust class action lawsuits have been consolidated for pre-trial purposes in a Multi-District Litigation (MDL) in federal court in New Jersey.

     On August 31, 2005, Daniels Sharpsmart filed suit against BD, another manufacturer and three group purchasing organizations under the caption Daniels Sharpsmart, Inc. v. Tyco International, (US) Inc., et. al. (Civil Action No. 505CV169, United States District Court, Eastern District of Texas). The plaintiff alleged, among other things, that BD and the other defendants conspired to exclude the plaintiff from the sharps-collection market by entering into long-term contracts in violation of federal and state antitrust laws, and sought monetary damages. On September 28, 2007, BD and the plaintiff entered into an agreement to settle the matter on terms that are not material to BD.

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

  In Oklahoma and South Carolina, cases have been filed on behalf of an unspecified number of healthcare workers seeking class action certification under the laws of these states in state court in Oklahoma, under the caption Palmer vs. Becton Dickinson et. al. (Case No. CJ-98-685, Sequoyah County District Court), filed on October 27, 1998, and in state court in South Carolina, under the caption Bales vs. Becton Dickinson et. al. (Case No. 98-CP-40-4343, Richland County Court of Common Pleas), filed on November 25, 1998.

BD continues to oppose class action certification in these cases, including pursuing all appropriate rights of appeal.

     BD, along with a number of other manufacturers, was named as a defendant in approximately 524 product liability lawsuits in various state and Federal courts related to natural rubber latex gloves which BD ceased manufacturing in 1995. Cases pending in Federal court are being coordinated under the matter In re Latex Gloves Products Liability Litigation (MDL Docket No. 1148) in Philadelphia, and analogous procedures have been implemented in the state courts of California, Pennsylvania, New Jersey and New York. Generally, these actions allege that medical personnel have suffered allergic reactions ranging from skin irritation to anaphylaxis as a result of exposure to medical gloves containing natural rubber latex. Since the inception of this litigation, 467 of these cases have been closed with no liability to BD, and 46 cases have been settled for an aggregate de minimis amount.

     On August 8, 2005, BD received a subpoena issued by the Attorney General of the State of Connecticut, which seeks documents and information relating to BD’s participation as a member of Healthcare Research & Development Institute, LLC (“HRDI”), a healthcare trade organization. The subpoena indicated that it was issued as part of an investigation into possible violations of the antitrust laws. On August 21, 2006, BD received a subpoena issued by the Attorney General of the State of Illinois which sought documents and information relating to BD’s participation as a member of HRDI. The subpoena indicated that it was issued as part of an investigation into possible violations of the Illinois Consumer Fraud and Deceptive Business Practices Act, Charitable Trust Act, and Solicitation for Charity Act. An independent member of BD’s board of directors, Gary Mecklenburg, also served as a member and the non-executive chairman of HRDI until November 5, 2006. In January 2007, it was reported that HRDI entered into a settlement with the Attorneys General of Connecticut and Florida with respect to the investigation being conducted by the Connecticut Attorney General (BD has not been contacted by the State of Florida). To BD’s knowledge, both the Connecticut and Illinois investigations are still ongoing. BD believes that its participation in HRDI complied fully with the law and has responded to these subpoenas. BD has not received any communication with respect to either investigation since completing its document production.

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

     In July 2007, BD received notice of a suit instituted in Saudi Arabia by El Seif Development (“El Seif”), a former distributor of BD (Case No. 7516, Board of Grievances, Saudi Arabia). El Seif seeks monetary damages arising out of the termination of its distributor agreement and other contractual arrangements with BD.

     BD has been served with a qui tam complaint filed by a private party against BD in the United States District Court, Northern District of Texas, alleging violations of the Federal False Claims Act (“FCA”) and the Texas False Claims Act (the “TFCA”). Under the FCA, the United States Department of Justice, Civil Division has a certain period of time in which to decide whether to join the claim against BD as an additional plaintiff; if not, the private plaintiff is free to pursue the claim on its own. A similar process is followed under the TFCA. To BD's knowledge, no decision has yet been made by the Civil Division or the State of Texas whether to join this claim.

     BD believes that it has meritorious defenses to each of the above-mentioned suits pending against BD and is engaged in a vigorous defense of each of these matters.

     BD is also involved both as a plaintiff and a defendant in other legal proceedings and claims that arise in the ordinary course of business.

     BD is a party to a number of Federal proceedings in the United States brought under the Comprehensive Environment Response, Compensation and Liability Act, also known as “Superfund,” and similar state laws. The affected sites are in varying stages of development. In some instances, the remedy has been completed, while in others, environmental studies are commencing. For all sites, there are other potentially responsible parties that may be jointly or severally liable to pay all cleanup costs.

     Given the uncertain nature of litigation generally, BD is not able in all cases to estimate the amount or range of loss that could result from an unfavorable outcome of the litigation to which BD is a party. In accordance with U.S. generally accepted accounting principles, BD establishes accruals to the extent probable future losses are estimable (in the case of environmental matters, without considering possible third-party recoveries). In view of the uncertainties discussed above, BD could incur charges in excess of any currently established accruals and, to the extent available, excess liability insurance. In the opinion of management, any such future charges, individually or in the aggregate, could have a material adverse effect on BD’s consolidated results of operations and consolidated cash flows.

Item 4. Submission of Matters to a Vote of Security Holders.

     None.

Executive Officers of the Registrant

    The following is a list of the executive officers of BD, their ages and all positions and offices held by each of them during the past five years. There is no family relationship between any executive officer or director of BD.

Name	Age	Position

Edward J. Ludwig	56	Director since 1999; Chairman, President and Chief Executive
		Officer since February 2002.

Donna M. Boles	54	Senior Vice President—Human Resources since June 2006; Vice
		President—Human Resources from June 2005 to June 2006; and,
		prior thereto, Vice President, Human Resources, BD Medical.

Scott P. Bruder	45	Senior Vice President and Chief Technology Officer since September 2007;
		Worldwide Vice President, Johnson & Johnson Regenerative Therapeutics,
		LLC from December 2005 to August 2007; Worldwide Vice President,
		DePuy Biologics, a unit of DePuy, Inc., a Johnson & Johnson Company,
		from October 2003 to November 2005; and, prior thereto, Worldwide Vice President,
		Orthobiologics, DePuy Spine, DePuy Orthopaedics, and DePuy Mitek, operating
		companies within DePuy, Inc.

Gary M. Cohen	48	Executive Vice President since June 2006; and, prior thereto,
		President—BD Medical.

John R. Considine	57	Senior Executive Vice President and Chief Financial Officer since
		June 2006; and, prior thereto, Executive Vice President and Chief
		Financial Officer.

David T. Durack	62	Senior Vice President—Corporate Medical Affairs since June 2006;
		and, prior thereto, Vice President-Corporate Medical Affairs.

Vincent A. Forlenza	54	Executive Vice President since June 2006; President—BD
		Biosciences from March 2003 to June 2006; and, prior thereto, Senior
		Vice President—Technology, Strategy and Development.

A. John Hanson	63	Executive Vice President since June 2006; and, prior thereto,
		President—BD Europe.

William A. Kozy	55	Executive Vice President since June 2006; President—BD
		Diagnostics from November 2003 to June 2006; President—BD
		Clinical Laboratory Solutions and Company Operations from May

		2002 to November 2003; and, prior thereto, Senior Vice President—
		Company Operations.

Jeffrey S. Sherman	52	Senior Vice President and General Counsel since June 2006; Vice
		President and General Counsel from January 2004 to June 2006; and,
		prior thereto, Vice President and Associate General Counsel of
		Wyeth.

Patricia B. Shrader	57	Senior Vice President—Corporate Regulatory and External Affairs
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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

     BD’s common stock is listed on the New York Stock Exchange. As of October 31, 2007, there were approximately 8,862 shareholders of record. Additional information required by this item appears under the caption “Common Stock Prices and Dividends” on page 64 of Exhibit 13, and is incorporated herein by reference. Certain other information required by this item will be contained under the captions “Equity Compensation Plan Information” and “Ownership of BD Stock” in BD’s Proxy Statement, and such information is incorporated herein by reference.

Issuer Repurchases of Equity Securities

     The table below sets forth certain information regarding BD’s purchases of its common stock during the fiscal quarter ended September 30, 2007.

Issuer Purchases of Equity Securities

	Total			Maximum Number
	Number of		Total Number of Shares	of Shares that may
	Shares	Average	Purchased as Part of	yet be Purchased
For the three months	Purchased	Price Paid	Publicly Announced Plans	Under the Plans or
ended September 30, 2007	(1)	per Share	or Programs (2)	Programs
July 1 - 31, 2007	2,742	$75.89	-	11,601,814
August 1 - 31, 2007	496,832	$76.92	490,000	11,111,814
September 1 - 30, 2007	924	$80.15	-	11,111,814
Total	500,498	$76.92	490,000	11,111,814

(1) Includes for the quarter 3,047 shares purchased in open market transactions by trustee under BD's Deferred Compensation Plan and 1996 Directors' Deferral Plan. Also includes 7,451 shares delivered to the Company in connection with stock option exercises.

(2) These repurchases were made pursuant to a repurchase program for 10 million shares announced on November 22, 2005. An additional repurchase program for 10 million shares was announced on July 24, 2007. Neither program has an expiration date.

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

Item 8. Financial Statements and Supplementary Data.

     The information required by this item is included on page 17 herein and on pages 33-62 of Exhibit 13 and is incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     None.

Item 9A. Controls and Procedures.

     An evaluation was conducted by BD’s management, with the participation of BD’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of BD’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of September 30, 2007. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were, as of the end of the period covered by this report, effective and designed to ensure that material information relating to BD and its consolidated subsidiaries would be made known to them by others within these entities. There were no changes in BD’s internal control over financial reporting during the fiscal quarter ended September 30, 2007 identified in connection with the above-referenced evaluations that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting.

     Management’s Report on Internal Control Over Financial Reporting and the Report of Independent Registered Public Accounting Firm on pages 33 and 35, respectively, of Exhibit 13 are incorporated herein by reference.

Item 9B. Other Information.

     Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

     The information relating to directors and the Audit Committee of the BD Board of Directors required by this item will be contained under the captions “Board of Directors—Audit Committee” and Proposal 1. “Election of Directors” in a definitive Proxy Statement involving the election of directors, which the registrant will file with the SEC not later than 120 days after September 30, 2007 (the “Proxy Statement”), and such information is incorporated herein by reference.

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

Item 11. Executive Compensation.

     The information required by this item will be contained under the captions “Board of Directors—Non-Management Directors’ Compensation,” “Corporate Governance—Significant Governance Practices—Compensation Committee Interlocks and Insider Participation”, “Compensation Discussion and Analysis,” “Report of the Compensation and Benefits Commitee,” and “Compensation of Named Executive Officers” in BD’s Proxy Statement, and such information is incorporated herein by reference.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) Financial Statements

     The following consolidated financial statements of BD included in Exhibit 13 at the pages indicated in parentheses, are incorporated by reference in Item 8 of this report:

  Reports of Independent Registered Public Accounting Firm (pages 34-35)
  Consolidated Statements of Income—Years ended September 30, 2007, 2006 and 2005 (page 36)
  Consolidated Statements of Comprehensive Income—Years ended September 30, 2007, 2006 and 2005 (page 37)
  Consolidated Balance Sheets—September 30, 2007 and 2006 (page 38)
  Consolidated Statements of Cash Flows—Years ended September 30, 2007, 2006 and 2005 (page 39)
  Notes to Consolidated Financial Statements (pages 40-62)

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

(c) Exhibits

     See the Exhibit Index beginning on page 18 hereof for a list of all management contracts, compensatory plans and arrangements required by this item (Exhibit Nos. 10(a)(i) through 10(p)), and all other Exhibits filed or incorporated by reference as a part of this report.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BECTON, DICKINSON AND COMPANY

By:/s/ DEAN J. PARANICAS
Dean J. Paranicas
Vice President, Corporate Secretary
and Public Policy

Dated: November 21, 2007

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on the 21st day of November, 2007 by the following persons on behalf of the registrant and in the capacities indicated.

Name	Capacity

/s/ EDWARD J. LUDWIG	Chairman, President and
(Edward J. Ludwig)	Chief Executive Officer
(Principal Executive Officer)

/s/ JOHN R. CONSIDINE	Senior Executive Vice President and
(John R. Considine)	Chief Financial Officer
(Principal Financial Officer)

/s/ WILLIAM A. TOZZI	Vice President – Finance
(William A. Tozzi)	(Principal Accounting Officer)

/s/ BASIL L. ANDERSON	Director
(Basil L. Anderson)

/s/ HENRY P. BECTON, JR.	Director
(Henry P. Becton, Jr.)

/s/ EDWARD F. DEGRAAN	Director
(Edward F. DeGraan)

/s/ CLAIRE M. FRASER-LIGGETT	Director
(Claire M. Fraser-Liggett)

/s/ MARSHALL O. LARSEN	Director
(Marshall O. Larsen)

/s/ ADEL A.F. MAHMOUD	Director
(Adel A.F. Mahmoud)

/s/ GARY A. MECKLENBURG	Director
(Gary A. Mecklenburg)

/s/ CATHY E. MINEHAN	Director
(Cathy E. Minehan)

/s/ JAMES F. ORR	Director
(James F. Orr)

/s/ WILLARD J. OVERLOCK, JR.	Director
(Willard J. Overlock, Jr.)

/s/ JAMES E. PERRELLA	Director
(James E. Perrella)

/s/ BERTRAM L. SCOTT	Director
(Bertram L. Scott)

/s/ ALFRED SOMMER	Director
(Alfred Sommer)

SCHEDULE II

BECTON, DICKINSON AND COMPANY

VALUATION AND QUALIFYING ACCOUNTS
Years Ended September 30, 2007, 2006 and 2005
(Thousands of dollars)

	Col. A	Col. B	Col. C	Col. D		Col. E

			Additions
			Charged			Balance
		Balance at	To			at
		Beginning	Costs and			End of
	Description	of Period	Expenses	Deductions/Other		Period

2007
	Against trade receivables:
	For doubtful accounts	$28,440	$2,550	$1,752	(A)	$29,238
	For cash discounts	9,816	39,575	38,979		10,412
	Total	$38,256	$42,125	$40,731		$39,650

2006
	Against trade receivables:
	For doubtful accounts	$33,384	$1,115	$6,059	(A)	$28,440
	For cash discounts	14,225	36,161	40,570		9,816
	Total	$47,609	$37,276	$46,629		$38,256

2005
	Against trade receivables:
	For doubtful accounts	$37,409	$2,627	$6,652	(A)	$33,384
	For cash discounts	14,952	33,308	34,035		14,225
	Total	$52,361	$35,935	$40,687		$47,609

(A) Accounts written off.

EXHIBIT INDEX

Exhibit
Number	Description	Method of Filing

3(a)(i)	Restated Certificate of Incorporation, as	Incorporated by reference to Exhibit 3(a) to the
	amended January 22, 1990	registrant’s Annual Report on Form 10-K for fiscal
year ended September 30, 1990

3(a)(ii)	Amendment to the Restated Certificate of	Incorporated by reference to Exhibit 3(a) to the
	Incorporation, as of August 5, 1996	registrant’s Quarterly Report on Form 10-Q for the
period ended June 30, 1996

3(a)(iii)	Amendment to the Restated Certificate of	Incorporated by reference to Exhibit 3(b) to the
	Incorporation, as of August 10, 1998	registrant’s Quarterly Report on Form 10-Q for the
period ended June 30, 1998

3(b)	By-Laws, as amended and restated as of	Incorporated by reference to Exhibit 3.1 to the
	July 24, 2007	registrant’s Current Report on Form 8-K dated
July 24, 2007

4(a)	Indenture, dated as of December 1, 1982	Incorporated by reference to Exhibit 4 to
	between the registrant and Manufacturers	Registration Statement No. 2-80707 on Form S-3
	Hanover Trust Company (now JPMorgan Chase	filed by the registrant
Bank)

4(b)	First Supplemental Indenture, dated as of May	Incorporated by reference to Exhibit 4(b) to
	15, 1986, between the registrant and	Registration Statement No. 33-5663 on Form S-3
	Manufacturers Hanover Trust Company (now	filed by the registrant
JPMorgan Chase Bank)

4(c)	Second Supplemental Indenture, dated as of	Incorporated by reference to Exhibit 4 to
	January 10, 1995, between the registrant and	Registration Statement No. 2-80707 on Form S-3
	Manufacturers Hanover Trust Company (now	filed by the registrant
JPMorgan Chase Bank)

4(d)	Indenture, dated as of March 1, 1997, between	Incorporated by reference to Exhibit 4(a) to Form
	the registrant and The Chase Manhattan Bank	8-K filed by the registrant on July 31, 1997
(now JPMorgan Chase Bank)

The registrant hereby agrees to furnish to the Commission upon request a copy of any other instruments which define the rights of holders of long-term debt of the registrant.

Exhibit
Number	Description	Method of Filing

10(a)(i)	Form of Employment Agreement with executive	Incorporated by reference to Exhibit 10(a)(iii) to
	officers relating to employment following a	the registrant’s Annual Report on Form 10-K for
	change of control of the registrant	the fiscal year ended September 30, 2005

10(a)(ii)	Form of Employment Agreement with corporate	Incorporated by reference to Exhibit 10(a)(iv) to the
	officers (other than executive officers) relating to	registrant’s Annual Report on Form 10-K for the
	employment following a change of control of the	fiscal year ended September 30, 2005
registrant
10(b)	Stock Award Plan, as amended and restated as of	Incorporated by reference to Exhibit 10(c) to the
	May 25, 2004	registrant’s Quarterly Report on Form 10-Q for the
period ended June 30, 2004

10(c)	Performance Incentive Plan, as amended and	Incorporated by reference to Exhibit 10(c) to the
	restated November 23, 2004	registrant’s Annual Report on Form 10-K for the
fiscal year ended September 30, 2004

10(d)(i)	Deferred Compensation Plan, as amended and	Incorporated by reference to Exhibit 10(d)(i) to the
	restated as of March 27, 2007	registrant’s Quarterly Report on Form 10-Q for the
period ended March 31, 2007

10(d)(ii)	1996 Directors’ Deferral Plan, as amended as of	Incorporated by reference to Exhibit 10 (d)(ii) to the
	January 30, 2007	Registrant’s Quarterly Report on Form 10-Q for the
period ended December 31, 2006

10(e)(i)	1990 Stock Option Plan, as amended and restated	Incorporated by reference to Exhibit 10(i) to the
	February 8, 1994	registrant’s Annual Report on Form 10-K for the
fiscal year ended September 30, 1994

10(e)(ii)	Amendment dated as of April 24, 2000 to the	Incorporated by reference to Exhibit 10(h) to the
	1990 Stock Option Plan, as amended and restated	registrant’s Quarterly Report on Form 10-K for the
	February 8, 1994	period ended June 30, 2000

10(f)(i)	Retirement Benefit Restoration Plan, as amended	Incorporated by reference to Exhibit 10(f)(i) to the
	and restated as of March 27, 2007	registrant’s Quarterly Report on Form 10-Q for the
period ended March 31, 2007

10(f)(ii)	Amendment to the Retirement Benefit	Incorporated by reference to Exhibit 10(i)(ii) to the
	Restoration Plan dated October 16, 2001	registrant’s Annual Report on Form 10-K for the
fiscal year ended September 30, 2001

10(f)(iii)	Employee Participation Agreement dated	Incorporated by reference to Exhibit 10(i)(iii) to the
	November 27, 2000 between the registrant and	registrant’s Annual Report on Form 10-K for the
	John R. Considine	period ended September 30, 2000

10(f)(iv)	Agreement dated December 18, 2000 between	Incorporated by reference to Exhibit 10(i)(iv) to the
	the registrant and John R. Considine	registrant’s Annual Report on Form 10-K for the
period ended September 30, 2000

Exhibit
Number	Description	Method of Filing

10(g)(i)	1994 Restricted Stock Plan for Non Employee	Incorporated by reference to Exhibit A to the
	Directors	registrant’s Proxy Statement dated January 5, 1994

10(g)(ii)	Amendment to the 1994 Restricted Stock Plan	Incorporated by reference to Exhibit 10(j)(ii) to the
	for Non-Employee Directors as of November 26,	registrant’s Annual Report on Form 10-K for the
	1996	fiscal year ended September 30, 1996

10(h)(i)	1995 Stock Option Plan, as amended and restated	Incorporated by reference to Exhibit 10(k) to the
	January 27, 1998	registrant’s Annual Report on Form 10-K for the
fiscal year ended September 30, 1998

10(h)(ii)	Amendments dated as of April 24, 2000 to the	Incorporated by reference to Exhibit 10(k) to the
	1995 Stock Option Plan, as amended and restated	registrant’s Quarterly Report on Form 10-Q for the
	January 27, 1998	period ended June 30, 2000

10(i)(i)	1998 Stock Option Plan	Incorporated by reference to Exhibit 10.1 to the
registrant’s Quarterly Report on Form 10-Q/A for
the period ended March 31, 1998

10(i)(ii)	Amendments dated as of April 24, 2000 to the	Incorporated by reference to Exhibit 10(l) to the
	1998 Stock Option Plan	registrant’s Quarterly Report on Form 10-Q for the
period ended June 30, 2000

10(j)	Australian, French and Spanish addenda to the	Incorporated by reference to Exhibit 10(m) to the
	Becton, Dickinson and Company Stock Option	registrant’s Annual Report on Form 10-K for the
	Plans	fiscal year ended September 30, 1998

10(k)	Indian addendum to the Becton, Dickinson and	Incorporated by reference to Exhibit 10(n) to
	Company Stock Option Plans	registrant’s Annual Report on Form 10-K for the
fiscal year ended September 30, 1999

10(l)	China and Japan addenda to Becton, Dickinson	Incorporated by reference to Exhibit 10(n)(i) to
	and Company Stock Option Plans	registrant’s Annual Report on Form 10-K for the
fiscal year ended September 30, 2002

10(m)(i)	Non-Employee Directors 2000 Stock Option	Incorporated by reference to Exhibit 10(o) to the
	Plan	registrant’s Quarterly Report on Form 10-Q for the
period ended March 31, 2000

10(m)(ii)	Amendments dated as of April 24, 2000 to the	Incorporated by reference to Exhibit 10(o) to the
	Non-Employee Directors 2000 Stock Option	registrant’s Quarterly Report on Form 10-Q for the
	Plan	period ended June 30, 2000

10(n)	2002 Stock Option Plan	Incorporated by reference to Appendix A to the
registrant’s Proxy Statement dated January 2, 2002

Exhibit
Number	Description	Method of Filing

10(o)	2004 Employee and Director Equity-Based	Incorporated by reference to Exhibit 10(o) to the
	Compensation Plan, as amended and restated	Registrant’s Quarterly Report on Form 10-Q for
	March 27, 2007	the period ended June 30, 2007

10(p)	Terms of Awards under 2004 Employee and	Incorporated by reference to Exhibit A of the
	Director Equity-Based Compensation Plan	registrant’s Current Report on Form 8-K dated
November 21, 2005

10(q)	Amended and Restated Aircraft Time Sharing	Incorporated by reference to Exhibit 10(r) to
	Agreement between Becton, Dickinson and	the registrant’s Annual Report on Form 10-K for the
	Company and Edward J. Ludwig dated as of	fiscal year ended September 30, 2006
September 22, 2006

10(r)	Amended and Restated Five-Year Credit	Incorporated by reference to Exhibit 10(d) of the
	Agreement, dated as of August 13, 2004 among	registrant’s Quarterly Report on Form 10-Q for the
	the registrant and the banks named therein	period ended June 30, 2004

13	Portions of the registrant’s Annual Report to	Filed with this report
Shareholders for fiscal year 2007

21	Subsidiaries of the registrant	Filed with this report

23	Consent of independent registered public	Filed with this report
accounting firm

31	Certifications of Chief Executive Officer and	Filed with this report
Chief Financial Officer, pursuant to SEC Rule
13(a)-14(a)

32	Certifications of Chief Executive Officer and	Filed with this report
Chief Financial Officer, pursuant to Section 1350
of Chapter 63 of Title 18 of the U.S. Code

     Copies of any Exhibits not accompanying this Form 10-K are available at a charge of 25 cents per page by contacting: Investor Relations, Becton, Dickinson and Company, 1 Becton Drive, Franklin Lakes, New Jersey 07417-1880, Phone: 1-800-284-6845.