Form 10-K/A
period 2007-09-30
BECTON DICKINSON & CO
filed 2008-01-30
CIK 10795

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________
FORM 10-K/A

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

     Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Act). ☐

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

Documents Incorporated by Reference None.

EXPLANATORY NOTE

     On November 23, 2007, Becton, Dickinson and Company filed its Annual Report on Form 10-K for the fiscal year ended September 30, 2007 (the “Form 10-K”). This amendment to the Form 10-K is being filed solely to amend the certifications required under Securities and Exchange Commission Rule
13a-14(a) that were included as Exhibit 31 in the Form 10-K. These certifications now include certain language required by Rule 13a-14(a) that was inadvertently omitted from the certifications when filed with the Form 10-K.

     Pursuant to the rules of the Securities and Exchange Commission, currently dated certifications required by Section 1350 of Chapter 63 of Title 18 of the U.S. Code are filed as Exhibit 32 to this amendment.

PART IV

     Item 15. Exhibits, Financial Statement Schedules.

     The following exhibits are filed with this Annual Report on Form 10-K/A.

31	Certifications of Chief Executive Officer and Chief Financial Officer, pursuant to Securities and Exchange Commission Rule 13a-14(a)

32	Certifications of Chief Executive Officer and Chief Financial Officer, pursuant to Section 1350 of Chapter 63 of Title 18 of the U.S. Code

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BECTON, DICKINSON AND COMPANY

By:	/s/ Dean J. Paranicas
Dean J. Paranicas
Vice President, Corporate Secretary
and Public Policy

Dated: January 30, 2008

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on the 29th day of January, 2008 by the following persons on behalf of the registrant and in the capacities indicated.

Name	Capacity
/s/ Edward J. Ludwig	Chairman, President and Chief Executive Officer
(Edward J. Ludwig)	(Principal Executive Officer)

/s/ John R. Considine	Senior Executive Vice President and Chief Financial Officer
(John R. Considine)	(Principal Financial Officer)

/s/ William A. Tozzi	Vice President – Finance
(William A. Tozzi)	(Principal Accounting Officer)

/s/ Basil L. Anderson	Director
(Basil L. Anderson)

/s/ Henry P. Becton, Jr.	Director
(Henry P. Becton, Jr.)

/s/ Edward F. DeGraan	Director
(Edward F. DeGraan)

/s/ Claire M. Fraser-Liggett	Director
(Claire M. Fraser-Liggett)

/s/ Marshall O. Larsen	Director
(Marshall O. Larsen)

/s/ Adel A.F. Mahmoud	Director
(Adel A.F. Mahmoud)

/s/ Gary A. Mecklenburg	Director
(Gary A. Mecklenburg)

/s/ Cathy E. Minehan	Director
(Cathy E. Minehan)

/s/ James F. Orr	Director
(James F. Orr)

/s/ Willard J. Overlock, Jr.	Director
(Willard J. Overlock, Jr.)

/s/ James E. Perrella	Director
(James E. Perrella)

/s/ Bertram L. Scott	Director
(Bertram L. Scott)

/s/ Alfred Sommer	Director
(Alfred Sommer)

EXHIBIT INDEX

31	Certifications of Chief Executive Officer and Chief Financial Officer, pursuant to Securities and Exchange Commission Rule 13a-14(a)

32	Certifications of Chief Executive Officer and Chief Financial Officer, pursuant to Section 1350 of Chapter 63 of Title 18 of the U.S. Code