Form 10-Q
period 2007-12-31
BECTON DICKINSON & CO
filed 2008-02-04
CIK 10795

FORM 10-Q
UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	December 31, 2007

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number	001-4802

Becton, Dickinson and Company
(Exact name of registrant as specified in its charter)

New Jersey	22-0760120
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
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
          Large accelerated filer  ☒      Accelerated filer ☐      Non-accelerated filer ☐

          Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐       No ☒

          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class of Common Stock	Shares Outstanding as of December 31, 2007
Common stock, par value $1.00	244,055,592

BECTON, DICKINSON AND COMPANY
FORM 10-Q
For the quarterly period ended December 31, 2007

TABLE OF CONTENTS

ITEM 1. FINANCIAL STATEMENTS
BECTON, DICKINSON AND COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
Thousands of dollars

	December 31,	September 30,
Assets	2007	2007
	(Unaudited)
Current Assets:
Cash and equivalents	$750,762	$511,482
Short-term investments	168,875	158,040
Trade receivables, net	1,020,751	1,083,152
Inventories:
Materials	146,387	142,484
Work in process	203,649	195,155
Finished products	729,959	714,320
	1,079,995	1,051,959
Prepaid expenses, deferred taxes and other	324,684	325,933
Total Current Assets	3,345,067	3,130,566

Property, plant and equipment	5,468,174	5,354,115
Less allowances for depreciation and amortization	2,924,175	2,856,777
	2,543,999	2,497,338
Goodwill	621,587	621,414
Core and Developed Technology, Net	364,294	374,779
Other Intangibles, Net	93,868	95,938
Capitalized Software, Net	130,868	142,738
Other	466,851	466,592
Total Assets	$7,566,534	$7,329,365

Liabilities and Shareholders’ Equity

Current Liabilities:
Short-term debt	$208,206	$207,634
Payables and accrued expenses	1,288,600	1,271,175
Total Current Liabilities	1,496,806	1,478,809
Long-Term Debt	957,627	955,713
Long-Term Employee Benefit Obligations	427,610	444,874
Deferred Income Taxes and Other	160,215	88,012
Commitments and Contingencies	-	-
Shareholders’ Equity:
Common stock	332,662	332,662
Capital in excess of par value	1,189,584	1,125,368
Retained earnings	6,191,051	5,995,787
Deferred compensation	14,837	12,205
Common shares in treasury – at cost	(3,237,074)	(3,105,893)
Accumulated other comprehensive income	33,216	1,828
Total Shareholders’ Equity	4,524,276	4,361,957
Total Liabilities and Shareholders’ Equity	$7,566,534	$7,329,365

See notes to condensed consolidated financial statements

BECTON, DICKINSON AND COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Thousands of dollars, except per share data
(Unaudited)

	Three Months Ended
	December 31,
	2007	2006
Revenues	$1,705,767	$1,501,526

Cost of products sold	829,846	708,933
Selling and administrative	421,718	384,084
Research and development	91,527	79,940
Acquired in-process research and development	-	114,739
Total Operating Costs and Expenses	1,343,091	1,287,696

Operating Income	362,676	213,830

Interest income	13,528	16,114
Interest expense	(10,339)	(12,868)
Other income (expense), net	707	(2,368)

Income From Continuing Operations Before Income Taxes	366,572	214,708

Income tax provision	95,676	83,657

Income From Continuing Operations	270,896	131,051

Income from Discontinued Operations, net	652	11,828

Net Income	$271,548	$142,879

Basic Earnings per Share:
Income from Continuing Operations	$1.11	$0.53
Income from Discontinued Operations	-	0.05
Basic Earnings per Share	$1.11	$0.58

Diluted Earnings per Share:
Income from Continuing Operations	$1.07	$0.51
Income from Discontinued Operations	-	0.05
Diluted Earnings per Share	$1.07	$0.56

Dividends per Common Share	$0.285	$0.245

See notes to condensed consolidated financial statements

BECTON, DICKINSON AND COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Thousands of dollars
(Unaudited)

	Three Months Ended
	December 31,
	2007	2006
Operating Activities
Net income	$271,548	$142,879
Income from discontinued operations, net	(652)	(11,828)
Income from continuing operations	270,896	131,051
Adjustments to income from continuing operations to derive net cash provided by continuing operating activities, net of amounts acquired:
Depreciation and amortization	115,212	101,081
Share-based compensation	35,666	34,611
Deferred income taxes	(1,473)	(27,457)
Acquired in-process research and development	-	114,739
Change in working capital	52,788	(23,579)
Pension obligation	(12,930)	(67,973)
Other, net	12,973	13,599
Net Cash Provided by Continuing Operating Activities	473,132	276,072

Investing Activities
Capital expenditures	(121,176)	(110,579)
Capitalized software	(4,140)	(5,405)
Purchases of investments, net	(4,752)	(1,587)
Acquisitions of businesses, net of cash acquired	-	(339,528)
Proceeds from discontinued operations	-	19,971
Other, net	(8,662)	(12,415)
Net Cash Used for Continuing Investing Activities	(138,730)	(449,543)

Financing Activities
Change in short-term debt	532	(122,246)
Payments of debt	(236)	(99,948)
Repurchase of common stock	(122,747)	(112,329)
Excess tax benefits from payments under share-based compensation plans	24,920	9,454
Issuance of common stock and other, net	(3,547)	19,101
Net Cash Used for Continuing Financing Activities	(101,078)	(305,968)

Discontinued Operations
Net cash provided by operating activities	26	9,487

Effect of exchange rate changes on cash and equivalents	5,930	3,088
Net increase (decrease) in cash and equivalents	239,280	(466,864)

Opening Cash and Equivalents	511,482	1,000,289
Closing Cash and Equivalents	$750,762	$533,425

See notes to condensed consolidated financial statements

BECTON, DICKINSON AND COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Dollar and share amounts in thousands, except per share data
December 31, 2007

Note 1 - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, in the opinion of the management of the Company, include all adjustments which are of a normal recurring nature, necessary for a fair presentation of the financial position and the results of operations and cash flows for the periods presented. However, the financial statements do not include all information and footnotes required for a presentation in accordance with U.S. generally accepted accounting principles. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included or incorporated by reference in the Company's 2007 Annual Report on Form 10-K. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year.

Note 2 – Accounting Change

On October 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48 “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 provides guidance for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. As a result of the implementation of FIN 48, the Company recognized a $5,083 increase in its existing liability for uncertain tax positions, with a corresponding decrease to the October 1, 2007 retained earnings balance. The Company also reclassified the total amount of unrecognized tax benefits of $71,782 from a current liability account (Payables and accrued expenses) to a non-current liability account (Deferred Income Taxes and Other) on the Condensed Consolidated Balance Sheets, in accordance with FIN 48. If the Company were to recognize the unrecognized tax benefits, the effective tax rate would be favorably impacted. The Company does not anticipate any significant changes over the next 12 months to the amount of unrecognized tax benefits.

The Company includes interest and penalties associated with unrecognized tax benefits as a component of the Income tax provision on the Condensed Consolidated Statements of Income. Accrued interest and penalties related to unrecognized tax benefits, included in the total amount, were $9,388.

The Company conducts business and files tax returns in numerous countries and currently has tax audits in progress in a number of tax jurisdictions. The U.S. Internal Revenue Service (“IRS”) has completed its audit for the tax years through 2002; however, the tax years 2000 through 2002 remain open, with a single issue being considered in the IRS administrative appeals process. For the Company’s other major tax jurisdictions where it conducts business, the Company’s tax years are generally open after 2001.

Note 3 – Comprehensive Income

Comprehensive income was comprised of the following:

	Three Months Ended
	December 31,
	2007	2006
Net Income	$271,548	$142,879
Other Comprehensive Income (Loss), Net of Tax
Foreign currency translation adjustments	28,248	75,477
Benefit plans adjustment	1,831	-
Unrealized losses on investments,
net of amounts reclassified	-	(10,397)
Unrealized gains (losses) on cash flow
hedges, net of amounts realized	1,309	(1,726)
	31,388	63,354
Comprehensive Income	$302,936	$206,233

The amount of unrealized losses or gains on investments and cash flow hedges in comprehensive income has been adjusted to reflect any realized gains and recognized losses included in net income during the three months ended December 31, 2007 and 2006. The change in foreign currency translation adjustments is primarily attributable to stronger European currencies versus the U.S. dollar for the three months ended December 31, 2007 and 2006.

Note 4 - Earnings per Share

The weighted average common shares used in the computations of basic and diluted earnings per share (shares in thousands) were as follows:

	Three Months Ended
	December 31,
	2007	2006
Average common shares outstanding	244,292	245,550
Dilutive share equivalents from
share-based plans	8,824	9,391
Average common and common
equivalent shares outstanding –
assuming dilution	253,116	254,941

Note 5 - Contingencies

The Company is named as a defendant in five purported class action suits brought on behalf of direct purchasers of the Company’s products, such as distributors, alleging that the Company violated federal antitrust laws, resulting in the charging of higher prices for the Company’s products to the plaintiff and other purported class members. The cases filed are as follows:

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

The Company is also named as a defendant in four purported class action suits brought on behalf of indirect purchasers of the Company’s products, alleging that the Company violated federal antitrust laws, resulting in the charging of higher prices for the Company’s products to the plaintiff and other purported class members. The cases filed are as follows: Jabo’s Pharmacy, Inc., et. al. v. Becton Dickinson & Company (Case No. 2:05-CV-00162, United States District Court, Greenville, Tennessee) filed on June 7, 2005; Drug Mart Tallman, Inc., et. al. v. Becton Dickinson and Company (Case No. 2:06-CV-00174, U.S. District Court, Newark, New Jersey), filed on January 17, 2006; Medstar v. Becton Dickinson (Case No. 06-CV-03258-JLL (RJH), U.S. District Court, Newark, New Jersey), filed on May 18, 2006; and The Hebrew Home for the Aged at Riverdale v. Becton Dickinson and Company (Case No. 07-CV-2544, U.S. District Court, Southern District of New York), filed on March 28, 2007. A fifth purported class action on behalf of indirect purchasers (International Multiple Sclerosis Management Practice v. Becton Dickinson & Company (Case No. 2:07-cv-10602, U.S. District Court, Newark, New Jersey), filed on April 5, 2007) was voluntarily withdrawn by the plaintiff.

The plaintiffs in each of the antitrust class action lawsuits seek monetary damages. All of the antitrust class action lawsuits have been consolidated for pre-trial purposes in a Multi-District Litigation (MDL) in federal court in New Jersey.

On June 6, 2006, UltiMed, Inc., a Minnesota company, filed suit against the Company in the U.S. District Court in Minneapolis, Minnesota (UltiMed, Inc. v. Becton, Dickinson and Company (06CV2266)). The plaintiff alleges, among other things, that the Company excluded the plaintiff from the market for home use insulin syringes by entering into anticompetitive contracts in violation of federal and state antitrust laws. The plaintiff seeks money damages and injunctive relief.

In June 2007, Retractable Technologies, Inc. (“plaintiff”) filed a complaint against the Company under the caption Retractable Technologies, Inc. vs. Becton Dickinson and Company (Civil Action No. 2:07-cv-250, U.S. District Court, Eastern District of Texas). Plaintiff alleges that the BD Integra™ syringes infringe patents licensed exclusively to the plaintiff. This patent claim was not covered by the release contained in the July 2004 settlement agreement between the Company and plaintiff to settle the lawsuit previously filed by plaintiff. In its complaint, plaintiff also alleges that the Company engaged in false advertising with respect to certain of the Company’s safety-engineered products in violation of the Lanham Act; acted to exclude the plaintiff from various product markets and to maintain its market share through, among other things, exclusionary contracts in violation of state and federal antitrust laws; and engaged in unfair competition. The non-patent claims purport to relate to actions allegedly taken by the Company following the date of the July 2004 settlement agreement referenced above. In January 2008, the court granted the Company’s motion to sever the patent and non-patent claims into separate cases. Plaintiff seeks treble damages, attorney’s fees and injunctive relief.

The Company, along with another manufacturer and several medical product distributors, is named as a defendant in three product liability lawsuits relating to healthcare workers who allegedly sustained accidental needlesticks, but have not become infected with any disease. Generally, these actions allege that healthcare workers have sustained needlesticks using hollow-bore needle devices manufactured by the Company and, as a result, require medical testing, counseling and/or treatment. In some cases, these actions additionally allege that the healthcare workers have sustained mental anguish. Plaintiffs seek money damages in all of these actions. The Company had previously been named as a defendant in eight similar suits relating to healthcare workers who allegedly sustained accidental needlesticks, each of which has either been dismissed with prejudice or voluntarily withdrawn. Regarding the three pending suits:

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

The Company continues to oppose class action certification in these cases, including pursuing all appropriate rights of appeal.

The Company, along with a number of other manufacturers, was named as a defendant in approximately 524 product liability lawsuits in various state and Federal courts related to natural rubber latex gloves which the Company ceased manufacturing in 1995. Cases pending in Federal court are being coordinated under the matter In re Latex Gloves Products Liability Litigation (MDL Docket No. 1148) in Philadelphia, and analogous procedures have been implemented in the state courts of California, Pennsylvania, New Jersey and New York. Generally, these actions allege that medical personnel have suffered allergic reactions ranging from skin irritation to anaphylaxis as a result of exposure to medical gloves containing natural rubber latex. Since the inception of this litigation, 467 of these cases have been closed with no liability to the Company, and 46 cases have been settled for an aggregate de minimis amount.

On August 8, 2005, the Company received a subpoena issued by the Attorney General of the State of Connecticut, which seeks documents and information relating to the Company’s participation as a member of Healthcare Research & Development Institute, LLC (“HRDI”), a healthcare trade organization. The subpoena indicated that it was issued as part of an investigation into possible violations of the antitrust laws. On August 21, 2006, the Company received a subpoena issued by the Attorney General of the State of Illinois which sought documents and information relating to the Company’s participation as a member of HRDI. The subpoena indicated that it was issued as part of an investigation into possible violations of the Illinois Consumer Fraud and Deceptive Business Practices Act, Charitable Trust Act, and Solicitation for Charity Act. An independent member of the Company’s board of directors, Gary Mecklenburg, also served as a member and the non-executive chairman of HRDI until November 5, 2006. In January 2007, it was reported that HRDI entered into a settlement with the Attorneys General of Connecticut and Florida with respect to the investigation being conducted by the Connecticut Attorney General (the Company has not been contacted by the State of Florida). To the Company’s knowledge, both the Connecticut and Illinois investigations are still ongoing. The Company believes that its participation in HRDI complied fully with the law and has responded to these subpoenas. The Company has not received any communication with respect to either investigation since completing its document production.

On May 28, 2004, Therasense, Inc. (“Therasense”) filed suit against the Company in the U.S. District Court for the Northern District of California (Case Number: C 04-02123 WDB) asserting that the Company’s blood glucose monitoring products infringe certain Therasense patents. On August 10, 2004, in response to a motion filed by Therasense in the U.S. District Court for the District of Massachusetts, the court transferred to the court in California an action previously filed by the Company against Therasense requesting a declaratory judgment that the Company’s products do not infringe the Therasense patents and that the Therasense patents are invalid.

As was previously reported, Becton Dickinson France, S.A., a subsidiary of the Company, was listed among approximately 2,200 other companies in an October 2005 report of the Independent Inquiry Committee (“IIC”) of the United Nations (“UN”) as having been involved in humanitarian contracts in which unauthorized payments were suspected of having been made to the Iraqi Government in connection with the UN’s Oil-for-Food Programme (the “Programme”). The Company conducted an internal review and found no evidence that the Company or any employee or representative of the Company made, authorized, or approved improper payments to the Iraqi Government in connection with the Programme. The Company reported the results of its internal review to the Vendor Review Committee of the United Nations Procurement Service. In May 2007, the French Judicial Police conducted searches of the Company’s offices in France with respect to the matters that were the subject of the 2005 IIC report. The Company was informed that it is one of a number of companies named in the IIC report that is being investigated by the French Judicial Police. The Company is cooperating fully with the investigation.

In July 2007, the Company received notice of a suit instituted in Saudi Arabia by El Seif Development (“El Seif”), a former distributor of the Company (Case No. 7516, Board of Grievances, Saudi Arabia). El Seif sought monetary damages arising out of the termination of its distributor agreement and other contractual arrangements with the Company. This matter has been settled on terms that are not material to the Company.

The Company has been served with a qui tam complaint filed by a private party against the Company in the United States District Court, Northern District of Texas, alleging violations of the Federal False Claims Act (“FCA”) and the Texas False Claims Act (the “TFCA”). Under the FCA, the United States Department of Justice, Civil Division has a certain period of time in which to decide whether to join the claim against the Company as an additional plaintiff; if not, the private plaintiff is free to pursue the claim on its own. A similar process is followed under the TFCA. To the Company's knowledge, no decision has yet been made by the Civil Division or the State of Texas whether to join this claim.

The Company believes that it has meritorious defenses to each of the above-mentioned suits pending against the Company and is engaged in a vigorous defense of each of these matters.

The Company is also involved both as a plaintiff and a defendant in other legal proceedings and claims that arise in the ordinary course of business.

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

Given the uncertain nature of litigation generally, the Company is not able in all cases to estimate the amount or range of loss that could result from an unfavorable outcome of the litigation to which the Company is a party. In accordance with U.S. generally accepted accounting principles, the Company establishes accruals to the extent probable future losses are estimable (in the case of environmental matters, without considering possible third-party recoveries). In view of the uncertainties discussed above, the Company could incur charges in excess of any currently established accruals and, to the extent available, excess liability insurance. In the opinion of management, any such future charges, individually or in the aggregate, could have a material adverse effect on the Company’s consolidated results of operations and consolidated cash flows.

Note 6 – Segment Data

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

	Three Months Ended
	December 31,
	2007	2006
Revenues (A)
Medical	$909,284	$826,247
Diagnostics	522,751	442,400
Biosciences	273,732	232,879
	$1,705,767	$1,501,526

Segment Operating Income
Medical	$262,408	$246,143
Diagnostics	126,926	(345)	(B)
Biosciences	78,675	56,235
Total Segment Operating Income	468,009	302,033
Unallocated Items (C)	(101,437)	(87,325)
Income from Continuing
Operations Before Income Taxes	$366,572	$214,708

(A)	Intersegment revenues are not material.

(B)	Includes the acquired in-process research and development charge of $114,739 recorded in 2007 related to the TriPath Imaging, Inc. acquisition.

(C)	Includes primarily share-based compensation expense; interest, net; foreign exchange; and corporate expenses.

	Three Months Ended
	December 31,
	2007	2006
Revenues by Organizational Units
BD Medical
Medical Surgical Systems	$498,811	$467,751
Diabetes Care	189,387	168,686
Pharmaceutical Systems	201,941	172,940
Ophthalmic Systems	19,145	16,870
	$909,284	$826,247

BD Diagnostics
Preanalytical Systems	$271,469	$240,072
Diagnostic Systems	251,282	202,328
	$522,751	$442,400
BD Biosciences
Cell Analysis (A)	$205,113	$168,991
Discovery Labware	68,619	63,888
	$273,732	$232,879

	$1,705,767	$1,501,526

(A)	Cell Analysis consists of the Immunocytometry Systems and the Pharmingen organizational units that were previously reported separately.

Note 7 – Share-Based Compensation

The Company grants share-based awards under the 2004 Employee and Director Equity-Based Compensation Plan (the “2004 Plan”), which provides long-term incentive compensation to employees and directors. The Company believes such awards align the interests of its employees and directors with those of its shareholders.

The fair value of share-based payments is recognized as compensation expense in net income. For the three months ended December 31, 2007 and 2006, compensation expense charged to income was $35,666 and $34,611, respectively.

The amount of unrecognized compensation expense for all non-vested share-based awards as of December 31, 2007 was approximately $173,287, which is expected to be recognized over a weighted-average remaining life of approximately 2.5 years.

The fair values of stock appreciation rights granted during the annual share-based grants in November of 2007 and 2006, respectively, were estimated on the date of grant using a lattice-based binomial valuation model based on the following assumptions: risk-free interest rates of 3.83% and 4.56%, respectively; expected volatility of 27% and 28%, respectively; expected dividend yield of 1.35% and 1.37%, respectively; and expected life of 6.5 years for both periods.

Note 8 – Benefit Plans

The Company has defined benefit pension plans covering substantially all of its employees in the United States and certain foreign locations. The Company also provides certain postretirement healthcare and life insurance benefits to qualifying domestic retirees. Other postretirement benefit plans in foreign countries are not material.

Net pension and postretirement cost included the following components for the three months ended December 31:

	Pension Plans		Other Postretirement Benefits
	2007	2006	2007	2006
Service cost	$16,570	$13,804	$1,155	$1,088
Interest cost	20,436	15,124	3,723	3,644
Expected return on plan assets	(24,378)	(17,709)	-	-
Amortization of prior service cost	(285)	39	(1,558)	(1,531)
Amortization of loss	1,995	3,449	987	1,166

	$14,338	$14,707	$4,307	$4,367

Postemployment benefit costs for the three months ended December 31, 2007 and 2006 were $5,941 and $6,028, respectively.

Note 9 – Divestiture

In December 2006, the Company sold the blood glucose monitoring product line for $19,971. The Company separately presents the results of the product line as discontinued operations.

Results of discontinued operations were as follows:

	Three Months Ended
	December 31,
	2007	2006

Revenues	$1,630	$21,738

Income from discontinued operations
before income taxes	1,038	18,968
Income tax provision	386	7,140
Income from discontinued operations, net	$652	$11,828

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

Financial Results

BD reported first quarter revenues of $1.706 billion, an increase of 14% from the same period a year ago, and reflected volume increases of approximately 9% and favorable foreign currency translation of approximately 6%, and price decreases of less than 1%. Sales in the United States of safety-engineered devices grew 7% to $264 million in the first quarter of 2008, compared with the prior year’s period. International sales of safety-engineered devices grew 24% to $119 million in the first quarter of 2008, compared with the prior year’s period. Overall, international revenue growth of 17% for the three-month period included an 11% favorable impact of foreign currency translation. As further discussed in our 2007 Annual Report on Form 10-K, we face currency exposure that arises from translating the results of our worldwide operations to the U.S. dollar at exchange rates that fluctuate from the beginning of the period. We purchase option and forward contracts to partially protect against adverse foreign exchange rate movements.

Recent Developments

BD purchases resins, which are oil-based components used in the manufacture of certain products. During the first quarter of 2008, we incurred higher resin purchase costs than the prior year’s quarter, primarily due to increases in world oil prices. Such increases did not have a significant impact on our operating results for the quarter as we were able to offset them through productivity improvements and other cost reduction programs. Any additional significant increases in resin purchase costs could impact future operating results.

Results of Operations

Revenues

Refer to Note 6 in the Notes to Condensed Consolidated Financial Statements for segment financial data.

Medical Segment

First quarter revenues of $909 million represented an increase of $83 million, or 10%, from the prior year’s quarter, including an estimated $47 million, or 6%, favorable impact due to foreign currency translation. Pharmaceutical Systems and Diabetes Care products led revenue growth in the segment. Global sales of safety-engineered products were $187 million, as compared with $173 million in the prior year’s quarter.

Diagnostics Segment

First quarter revenues of $523 million represented an increase of $80 million, or 18%, over the prior year’s quarter, including an estimated $22 million, or 5%, favorable impact due to foreign currency translation and 5% attributable to TriPath, which was acquired in December 2006. The Preanalytical Systems unit of the segment reported revenue growth of 13% over the prior year’s quarter. Global sales of safety-engineered products totaled $196 million, compared with $169 million in the prior year’s quarter due, in large part, to strong sales of BD Vacutainer® Push Button Blood Collection Sets in the current year’s quarter. Revenues in the Diagnostic Systems unit of the segment increased 24% and reflect growth from molecular testing systems that include BD ProbeTec™ ET and BD Viper™ instruments, as well as GeneOhm. Incremental revenues from TriPath of approximately $25 million also contributed to growth.

Biosciences Segment

First quarter revenues of $274 million represented an increase of $41 million, or 18%, over the prior year’s quarter, including an estimated $15 million, or 6%, favorable impact due to foreign currency translation. Research instruments, as well as clinical and research reagents, continued to be primary growth drivers.

Segment Operating Income

Medical Segment

Segment operating income for the first quarter was $262 million, or 28.9% of Medical revenues, compared with $246 million, or 29.8%, in the prior year’s quarter. Gross profit margin was lower than the first quarter of 2007 due to increased costs of raw materials, manufacturing startup costs, the unfavorable impact of foreign currency translation and decreased sales of products with higher margins. See further discussion on gross profit margin below. Selling and administrative expense as a percent of Medical revenues in the first quarter of 2008 was significantly lower than the comparable amount in the first quarter of 2007, due to tight spending controls. Research and development expenses for the quarter increased $1.9 million, or 8%, reflecting increased investment in new products and platforms.

Diagnostics Segment

Segment operating income for the first quarter increased $127 million, which reflected the acquired in-process research and development charge of $115 million associated with the TriPath acquisition included in the prior year’s quarter. Gross profit margin was lower than the first quarter of 2007. Increased sales of products with relatively higher margins were more than offset by increased costs of raw materials and the unfavorable impact of foreign currency translation. See further discussion on gross profit margin below. Selling and administrative expense as a percentage of Diagnostics revenues in the first quarter of 2008 was lower than the comparable amount in the first quarter of 2007, due to tight spending controls. Research and development expenses in the first quarter of 2008 increased $8.1 million, or 34%, primarily due to investment in new products and incremental TriPath expenses.

Biosciences Segment

Segment operating income for the first quarter was $79 million, or 28.7% of Biosciences revenues, compared with $56 million, or 24.1%, in the prior year’s quarter. Gross profit margin as a percentage of revenues increased due to improved production efficiencies, as well as increased sales of products with higher margins. See further discussion on gross profit margin below. Selling and administrative expense as a percent of Biosciences revenues for the quarter decreased compared with the prior year’s quarter, as a result of continued spending controls. Research and development spending in the quarter increased $1.5 million, or 8.4%, reflecting increased investment in new product development.

Gross Profit Margin

Gross profit margin was 51.4% for the first quarter, compared with 52.8% for the comparable prior year period. Gross profit margin in the first quarter of 2008 as compared with the prior year’s period reflected an estimated 0.7% unfavorable impact of foreign currency translation and an estimated 0.4% of increased resin and steel costs, as well as manufacturing start-up costs. Increased sales of products with relatively higher margins and productivity gains were more than offset by, among other things, asset write-offs, resulting in an estimated net unfavorable impact of 0.3%. We expect gross profit margin to decrease by about 20 basis points in 2008. Increased resin and steel costs as well as manufacturing start-up costs in 2008 are anticipated to offset expected improvements.

Selling and Administrative Expense

Selling and administrative expense was 24.7% of revenues for the first quarter, compared with 25.6% for the prior year’s period. Aggregate expenses for the current period reflect increases in base spending of $11 million and in expenses associated with TriPath operations of $8 million, as well as an unfavorable foreign exchange impact of $19 million. Selling and administrative expense as a percentage of revenues is expected to decrease by about 70 basis points in 2008.

Research and Development Expense

Research and development expense of $92 million for the first quarter increased 14%, compared with the prior year’s amount of $80 million. The increase in research and development expenditures reflect increased spending for new programs in each of our segments for the three-month period ended 2008. We anticipate Research and development expense to increase by about 11% for 2008.

Non-Operating Expense and Income

Interest income was $14 million in the first quarter, compared with $16 million in the prior year’s period, resulting from lower cash balances. Interest expense was $10 million in the first quarter, compared with $13 million in the prior year’s period, which reflects lower debt and higher levels of capitalized interest.

Income Taxes

The income tax rate was 26.1% for the first quarter, compared with the prior year’s rate of 39.0% . The prior year’s rate reflected the non-deductibility of the acquired in-process research and development charges associated with the TriPath acquisition, which was partially offset by the impact of approximately 2.0% resulting from the retroactive reinstatement of the research and experimentation tax credit. The Company expects the reported tax rate for 2008 to be slightly above 27%.

Income from Continuing Operations and Diluted Earnings Per Share from Continuing Operations

Income from continuing operations and diluted earnings per share from continuing operations for the first quarter of 2008 were $271 million and $1.07, respectively. Income from continuing operations and diluted earnings per share from continuing operations for the prior year’s first quarter were $131 million and 51 cents, respectively. The prior year’s period reflected the acquired in-process research and development charge associated with the TriPath acquisition of $115 million or 45 cents per share.

Liquidity and Capital Resources

Net cash provided by continuing operating activities, which continues to be our primary source of funds to finance operating needs and capital expenditures, was $473 million during the first quarter of 2008, compared with $276 million in the same period in 2007. Net cash provided by continuing operations in the first quarters of the current and prior year was reduced by changes in the pension obligation, resulting primarily from discretionary cash contributions of approximately $23 million and $75 million, respectively.

Net cash used for continuing investing activities for the first quarter of the current year was $139 million, compared with $450 million in the prior year period. The prior year amount reflects the payment of $340 million of net cash for the TriPath acquisition. Capital expenditures were $121 million in the first three months of 2008 and $111 million in the same period in 2007. We expect capital spending for 2008 to be about $650 million.

Net cash used for continuing financing activities for the first quarter of the current year was $101 million, compared with $306 million in the prior year period. As of December 31, 2007, total debt of $1.2 billion represented 20.4% of total capital (shareholders' equity, net non-current deferred income tax liabilities, and debt), versus 20.9% at September 30, 2007. Short-term debt was 18% of total debt at the end of December 31, 2007 and September 30, 2007, respectively. Issuance of common stock is net of cash outflows resulting from share repurchases to satisfy minimum tax withholding on share-based compensation vested or exercised.

For the first quarter of the current year, the Company repurchased $123 million of its common stock, compared with approximately $112 million of its common stock in the prior year period. At December 31, 2007, authorization to repurchase an additional 9.6 million common shares remained.

We have in place a commercial paper borrowing program that is available to meet our short-term financing needs, including working capital requirements. Borrowings outstanding under this program were $200 million at December 31, 2007. During the first quarter of 2008, we amended our syndicated credit facility to extend the expiration date from December 2011 to December 2012. This credit facility, under which there were no borrowings outstanding at December 31, 2007, provides backup support for our commercial paper program and can also be used for other general corporate purposes. This credit facility includes a single financial covenant that requires BD to maintain an interest expense coverage ratio (ratio of earnings before income taxes, depreciation and amortization to interest expense) of not less than 5-to-1 for the most recent four consecutive fiscal quarters. On the last eight measurement dates, this ratio has ranged from 17-to-1 to 26-to-1. In addition, we have informal lines of credit outside the United States.

Contractual Obligations

The contractual obligations table as of September 30, 2007, included in the “Financial Review” section of our 2007 Annual Report, did not reflect amounts associated with uncertain tax positions. As a result of the adoption on October 1, 2007 of Financial Accounting Standards Board (“FASB”) Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (see Note 2 to the Condensed Consolidated Financial Statements), our year-end disclosure of contractual obligations will now include information concerning uncertain tax positions. As of December 31, 2007, there have been no significant changes in our contractual obligations.

Cautionary Statement Regarding Forward-Looking Statements

BD and its representatives may from time-to-time make certain forward-looking statements in publicly released material, both written and oral, including statements contained in this report and filings with the Securities and Exchange Commission (“SEC”) and in our other reports to shareholders. Forward-looking statements may be identified by the use of words like “plan,” “expect,” “believe,” “intend,” “will,” “anticipate,” “estimate” and other words of similar meaning in conjunction with, among other things, discussions of future operations and financial performance, as well as our strategy for growth, product development, regulatory approvals, market position and expenditures. All statements that address operating performance or events or developments that we expect or anticipate will occur in the future -- including statements relating to volume growth, sales and earnings per share growth, and statements expressing views about future operating results -- are forward-looking.

Forward-looking statements are based on current expectations of future events. The forward-looking statements, are and will be, based on management's then-current views and assumptions regarding future events and operating performance, and speak only as of their dates. Investors should realize that if underlying assumptions prove inaccurate or unknown risks or uncertainties materialize, actual results could vary materially from our expectations and projections. Investors are therefore cautioned not to place undue reliance on any forward-looking statements. Furthermore, we undertake no obligation to update or revise any forward-looking statements whether as a result of new information, future events and developments or otherwise.

The following are some important factors that could cause our actual results to differ from our expectations in any forward-looking statements:

  Regional, national and foreign economic factors, including inflation and fluctuations in interest rates and foreign currency exchange rates, and the potential effect of such fluctuations on revenues, expenses and resulting margins, as well as on competition in certain markets.

  Fluctuations in the cost and availability of oil-based resins and other raw materials and the ability to maintain favorable supplier arrangements and relationships (particularly with respect to sole-source suppliers) and the potential adverse effects of any disruption in the availability of such raw materials.

  We operate in a highly competitive environment. New product introductions by our current or future competitors (for example, new forms of drug delivery) could adversely affect our ability to compete in the global market. Patents attained by competitors, particularly as patents on our products expire, may also adversely impact our competitive position. Certain competitors have established manufacturing sites or have contracted with suppliers in low- cost manufacturing locations as a means to lower their costs. New entrants may also appear.

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

  Adoption of, or changes, in government laws and regulations affecting domestic and foreign operations, including those relating to trade, monetary and fiscal policies, taxation, environmental matters, sales practices, price controls, licensing and regulatory approval of new products, regulatory requirements for products in the postmarketing phase, or changes in enforcement practices with respect to any such laws and regulations. In particular, environmental laws, particularly with respect to the emission of greenhouse gases, are becoming more stringent throughout the world, which may increase our costs of operations or necessitate changes in our manufacturing plants or processes.

  Fluctuations in U.S. and international governmental funding and policies for life science research.

  Difficulties inherent in product development, including the potential inability to successfully continue technological innovation, complete clinical trials, obtain regulatory approvals in the United States and abroad, obtain coverage and adequate reimbursement for new products, or gain and maintain market approval of products, as well as the possibility of encountering infringement claims by competitors with respect to patent or other intellectual property rights, all of which can preclude or delay commercialization of a product.

  Pending and potential litigation or other proceedings adverse to BD, including antitrust claims, product liability claims, and patent infringement claims and the availability or collectibility of insurance.

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

  Economic and political conditions in international markets, including civil unrest, terrorist activity, governmental changes, restrictions on the ability to transfer capital across borders and expropriation of assets by a government.

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

  The impact of business combinations, including acquisitions and divestitures, both internally on BD and externally on the healthcare industry.

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

Item 3.       Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in information reported since the end of the fiscal year ended September 30, 2007.

Item 4.       Controls and Procedures

An evaluation was carried out by BD’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of BD’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of December 31, 2007. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were, as of the end of the period covered by this report, effective. There were no changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.

Legal Proceedings

We are involved, both as a plaintiff and a defendant, in various legal proceedings which arise in the ordinary course of business, including product liability and environmental matters as set forth in our 2007 Annual Report on Form 10-K.

Since September 30, 2007, the following developments have occurred with respect to the legal proceedings in which we are involved:

In July 2007, BD received notice of a suit instituted in Saudi Arabia by El Seif Development (“El Seif”), a former BD distributor (Case No. 7516, Board of Grievances, Saudi Arabia). El Seif sought monetary damages arising out of the termination of its distributor agreement and other contractual arrangements with BD. This matter has been settled on terms that are not material to BD.

In January 2008, the court in Retractable Technologies, Inc. vs. Becton Dickinson and Company (Civil Action No. 2:07-cv-250, U.S. District Court, Eastern District of Texas) granted BD’s motion to sever the plaintiff’s patent and non-patent claims into separate cases.

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

Item 1A.	Risk Factors

There have been no material changes from the risk factors disclosed in Part 1, Item 1A, of our Annual Report on Form 10-K for the 2007 fiscal year.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth certain information regarding our purchases of common stock of BD during the quarter ended December 31, 2007.

Issuer Purchases of Equity Securities

For the three months ended December 31, 2007	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
October 1 – 31, 2007	1,659	$82.51	-	11,111,814
November 1 – 30, 2007	1,502,704	$81.83	1,500,000	9,611,814
December 1 – 31, 2007	13,012	$83.23	-	9,611,814
Total	1,517,375	$81.85	1,500,000	9,611,814

(1)

Includes 3,015 shares purchased during the quarter in open market transactions by the trustee under BD’s Deferred Compensation Plan and 1996 Directors’ Deferral Plan, and 14,360 shares delivered to BD in connection with stock option exercises.

(2)

Repurchases of 1,111,814 were made pursuant to a repurchase program for 10 million shares announced on November 22, 2005. The remaining repurchases of were made pursuant to a repurchase program covering 10 million shares authorized by the Board of Directors of BD (the “Board”) on July 24, 2007 (the “2007 Program”). There is no expiration date for the 2007 Program.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the fiscal quarter ended December 31, 2007.

Our Annual Meeting of Shareholders was held on January 29, 2008, at which the following matters were voted upon:

i.)	A management proposal for the election of five directors for the terms indicated below was voted upon as follows:

		Votes
Nominee	Term	For Votes	Withheld
Basil L. Anderson	3 Years	217,003,936	4,546,941
Marshall O. Larsen	3 Years	216,687,878	4,862,999
Gary A. Mecklenburg	3 Years	217,243,382	4,307,495
Cathy E. Minehan	3 Years	167,485,929	54,064,948
Alfred Sommer	3 Years	190,608,193	30,942,684

The directors whose term of office as a director continued after the meeting are: Henry P. Becton, Jr., Edward F. DeGraan, Claire M. Fraser-Liggett, Edward J. Ludwig, Adel A.F. Mahmoud, James F. Orr, Willard J. Overlock, Jr. and Bertram L. Scott.

ii.)

A management proposal to ratify the selection of Ernst & Young, LLP as independent registered public accounting firm for the fiscal year ending September 30, 2008 was voted upon. 217,209,892 shares were voted for the proposal, 2,534,609 shares were voted against, and 1,806,376 shares abstained.

iii.)

A shareholder proposal requesting that the Board of Directors take the necessary steps to provide for the annual election of directors was voted upon. 165,660,344 shares were voted for the proposal, 33,089,524 shares were voted against, 2,561,047 shares abstained, and there were 20,239,961 broker non-votes.

iv.)

A shareholder proposal requesting that the Board of Directors take the necessary steps to provide for cumulative voting in the election of directors was voted upon. 71,175,797 shares were voted for the proposal, 127,873,513 shares were voted against, 2,261,605 shares abstained, and there were 20,239,961 broker non-votes.

v.)

A shareholder proposal requesting that the Company provide an environmental report was voted upon. 53,282,419 shares were voted for the proposal, 94,125,388 shares were voted against, 53,903,109 shares abstained, and there were 20,239,961 broker non-votes.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

Exhibit 10(d)(i)	Deferred Compensation Plan, as amended and restated as of December 31, 2007.

Exhibit 10(d)(ii)	1996 Directors’ Deferral Plan, as amended and restated as of December 31, 2007.

Exhibit 10(r)	Amended and Restated Five-Year Credit Agreement, dated as of December 1, 2006 among the registrant and the banks named therein.

Exhibit 31	Certifications of Chief Executive Officer and Chief Financial Officer, pursuant to SEC Rule 13a - 14(a).

Exhibit 32	Certifications of Chief Executive Officer and Chief Financial Officer, pursuant to Rule 13a - 14(b) and Section 1350 of Chapter 63 of Title 18 of the U.S. Code.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Becton, Dickinson and Company
(Registrant)

Dated: February 4, 2008

/s/ John R. Considine
John R. Considine
Senior Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

/s/ William A. Tozzi
William A. Tozzi
Vice President - Finance
(Chief Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibits

10(d)(i)	Deferred Compensation Plan, as amended and restated as of December 31, 2007

10(d)(ii)	1996 Directors’ Deferral Plan, as amended and restated as of December 31, 2007

10(r)	Amended and Restated Five-Year Credit Agreement, dated as of December 1, 2006 among the registrant and the banks named therein.

31	Certifications of Chief Executive Officer and Chief Financial Officer, pursuant to SEC Rule 13a - 14(a).

32	Certifications of Chief Executive Officer and Chief Financial Officer, pursuant to Rule 13a - 14(b) and Section 1350 of Chapter 63 of Title 18 of the U.S. Code.