Form 10-Q
period 2008-03-31
BECTON DICKINSON & CO
filed 2008-05-07
CIK 10795

FORM 10-Q
UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number	001-4802

Becton, Dickinson and Company
(Exact name of registrant as specified in its charter)

New Jersey	22-0760120
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

1 Becton Drive, Franklin Lakes, New Jersey 07417-1880
(Address of principal executive offices)
(Zip Code)

(201)847-6800
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

Large accelerated filer ☒    Accelerated filer ☐    Non-accelerated filer ☐

          Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐     No ☒

          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class of Common Stock	Shares Outstanding as of March 31, 2008
Common stock, par value $1.00	244,065,869

BECTON, DICKINSON AND COMPANY
FORM 10-Q
For the quarterly period ended March 31, 2008

TABLE OF CONTENTS

ITEM 1. FINANCIAL STATEMENTS
BECTON, DICKINSON AND COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
Thousands of dollars

	March 31,	September 30,
Assets	2008	2007
	(Unaudited)
Current Assets:
Cash and equivalents	$560,999	$511,482
Short-term investments	200,356	158,040
Trade receivables, net	1,168,119	1,083,152
Inventories:
Materials	151,606	142,484
Work in process	211,829	195,155
Finished products	783,466	714,320
	1,146,901	1,051,959
Prepaid expenses, deferred taxes and other	346,226	325,933
Total Current Assets	3,422,601	3,130,566

Property, plant and equipment	5,705,829	5,354,115
Less allowances for depreciation and amortization	(3,035,394)	(2,856,777)
	2,670,435	2,497,338
Goodwill	632,940	621,414
Core and Developed Technology, Net	364,054	374,779
Other Intangibles, Net	92,405	95,938
Capitalized Software, Net	138,572	142,738
Other	480,249	466,592
Total Assets	$7,801,256	$7,329,365

Liabilities and Shareholders’ Equity

Current Liabilities:
Short-term debt	$208,248	$207,634
Payables and accrued expenses	1,170,659	1,271,175
Total Current Liabilities	1,378,907	1,478,809
Long-Term Debt	959,949	955,713
Long-Term Employee Benefit Obligations	438,897	444,874
Deferred Income Taxes and Other	164,327	88,012
Commitments and Contingencies	-	-
Shareholders’ Equity:
Common stock	332,662	332,662
Capital in excess of par value	1,275,716	1,125,368
Retained earnings	6,398,401	5,995,787
Deferred compensation	13,547	12,205
Common shares in treasury – at cost	(3,368,660)	(3,105,893)
Accumulated other comprehensive income	207,510	1,828
Total Shareholders’ Equity	4,859,176	4,361,957
Total Liabilities and Shareholders’ Equity	$7,801,256	$7,329,365

See notes to condensed consolidated financial statements

BECTON, DICKINSON AND COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Thousands of dollars, except per share data
(Unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2008	2007	2008	2007
Revenues	$1,746,925	$1,575,922	$3,452,692	$3,077,449

Cost of products sold	853,807	764,540	1,683,654	1,473,474
Selling and administrative	415,523	406,631	837,240	790,715
Research and development	96,034	86,687	187,561	166,627
Acquired in-process research and development	-	-	-	114,739
Total Operating Costs and Expenses	1,365,364	1,257,858	2,708,455	2,545,555

Operating Income	381,561	318,064	744,237	531,894

Interest income	8,005	9,086	21,534	25,200
Interest expense	(8,098)	(11,686)	(18,438)	(24,555)
Other income, net	828	5,872	1,535	3,505

Income From Continuing Operations Before
Income Taxes	382,296	321,336	748,868	536,044

Income tax provision	106,661	85,797	202,337	169,454

Income From Continuing Operations	275,635	235,539	546,531	366,590

Income from Discontinued Operations, net	550	6,994	1,201	18,822

Net Income	$276,185	$242,533	$547,732	$385,412

Basic Earnings per Share:
Income from Continuing Operations	$1.13	$0.96	$2.23	$1.49
Income from Discontinued Operations	-	0.03	-	0.08
Basic Earnings per Share (A)	$1.13	$0.99	$2.24	$1.57

Diluted Earnings per Share:
Income from Continuing Operations	$1.09	$0.92	$2.16	$1.44
Income from Discontinued Operations	-	0.03	-	0.07
Diluted Earnings per Share	$1.09	$0.95	$2.16	$1.51

Dividends per Common Share	$0.285	$0.245	$0.57	$0.49

(A) Total per share amounts may not add due to rounding.

See notes to condensed consolidated financial statements

BECTON, DICKINSON AND COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Thousands of dollars
(Unaudited)

	Six Months Ended
	March 31,
	2008	2007
Operating Activities
Net income	$547,732	$385,412
Income from discontinued operations, net	(1,201)	(18,822)
Income from continuing operations	546,531	366,590
Adjustments to income from continuing operations to derive net cash provided by continuing operating activities, net of amounts acquired:
Depreciation and amortization	232,059	211,028
Share-based compensation	58,293	60,661
Deferred income taxes	(10,861)	(43,598)
Acquired in-process research and development	-	114,739
Change in working capital	(158,260)	(154,963)
Pension obligation	(963)	(54,967)
Other, net	19,485	12,057
Net Cash Provided by Continuing Operating Activities	686,284	511,547

Investing Activities
Capital expenditures	(265,950)	(235,237)
Capitalized software	(23,514)	(10,198)
Purchases of investments, net	(31,454)	(57,003)
Acquisitions of businesses, net of cash acquired	-	(339,528)
Proceeds from discontinued operations	-	19,971
Other, net	(16,374)	(37,288)
Net Cash Used for Continuing Investing Activities	(337,292)	(659,283)

Financing Activities
Change in short-term debt	261	(119,778)
Payments of debt	(366)	(100,258)
Repurchase of common stock	(276,355)	(224,835)
Excess tax benefits from payments under share-based compensation plans	50,486	32,052
Dividends paid	(139,438)	(120,140)
Issuance of common stock and other, net	51,608	74,758
Net Cash Used for Continuing Financing Activities	(313,804)	(458,201)

Discontinued Operations
Net cash (used for) provided by operating activities	(379)	10,929

Effect of exchange rate changes on cash and equivalents	14,708	4,374
Net increase (decrease) in cash and equivalents	49,517	(590,634)

Opening Cash and Equivalents	511,482	1,000,289
Closing Cash and Equivalents	$560,999	$409,655

See notes to condensed consolidated financial statements

BECTON, DICKINSON AND COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Dollar and share amounts in thousands, except per share data
March 31, 2008

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

The Company includes interest and penalties associated with unrecognized tax benefits as a component of the Income tax provision on the Condensed Consolidated Statements of Income. As of October 1, 2007, accrued interest and penalties related to unrecognized tax benefits, included in the total amount, were $9,388. As of March 31, 2008, there have been no material changes in these amounts.

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

Note 3 – Comprehensive Income

Comprehensive income was comprised of the following:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2008	2007	2008	2007
Net Income	$276,185	$242,533	$547,732	$385,412
Other Comprehensive Income (Loss),
Net of Tax
Foreign currency translation adjustments	171,957	22,822	200,205	98,299
Benefit plans adjustment	1,831	-	3,662	-
Unrealized losses on investments,
net of amounts reclassified	25	(277)	25	(10,674)
Unrealized gains (losses) on cash flow
hedges, net of amounts realized	481	573	1,790	(1,153)
	174,294	23,118	205,682	86,472
Comprehensive Income	$450,479	$265,651	$753,414	$471,884

The amount of unrealized losses or gains on investments and cash flow hedges in comprehensive income has been adjusted to reflect any realized gains and recognized losses included in net income during the three and six months ended March 31, 2008 and 2007. The change in foreign currency translation adjustments is primarily attributable to the stronger Euro versus the U.S. dollar for the six months ended March 31, 2008, compared with the six months ended March 31, 2007.

Note 4 - Earnings per Share

The weighted average common shares used in the computations of basic and diluted earnings per share (shares in thousands) were as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2008	2007	2008	2007
Average common shares outstanding	244,869	245,418	244,580	245,484
Dilutive share equivalents from
share-based plans	7,919	9,322	8,708	9,694
Average common and common equivalent
shares outstanding – assuming dilution	252,788	254,740	253,288	255,178

Note 5 - Contingencies

The Company is named as a defendant in five purported class action suits brought on behalf of direct purchasers of the Company’s products, such as distributors, alleging that the Company violated federal antitrust laws, resulting in the charging of higher prices for the Company’s products to the plaintiff and other purported class members. The cases filed are as follows: Louisiana Wholesale Drug Company, Inc., et. al. vs. Becton Dickinson and Company (Civil Action No. 05-1602, U.S. District Court, Newark, New Jersey), filed on March 25, 2005; SAJ Distributors, Inc. et. al. vs. Becton Dickinson & Co. (Case 2:05-CV-04763-JD, U.S. District Court, Eastern District of Pennsylvania), filed on September 6, 2005; Dik Drug Company, et. al. vs. Becton, Dickinson and Company (Case No. 2:05-CV-04465, U.S. District Court, Newark, New Jersey), filed on September 12, 2005; American Sales Company, Inc. et. al. vs. Becton, Dickinson & Co. (Case No. 2:05-CV-05212-CRM, U.S. District Court, Eastern District of Pennsylvania), filed on October 3, 2005; and Park Surgical Co. Inc. et. al. vs. Becton, Dickinson and Company (Case 2:05-CV-05678-CMR, U.S. District Court, Eastern District of Pennsylvania), filed on October 26, 2005.

The actions brought by Louisiana Wholesale Drug Company and Dik Drug Company in New Jersey have been consolidated under the caption “In re Hypodermic Products Antitrust Litigation.”

The Company is also named as a defendant in four purported class action suits brought on behalf of indirect purchasers of the Company’s products, alleging that the Company violated federal antitrust laws, resulting in the charging of higher prices for the Company’s products to the plaintiff and other purported class members. The cases filed are as follows: Jabo’s Pharmacy, Inc., et. al. v. Becton Dickinson & Company (Case No. 2:05-CV-00162, U.S. District Court, Greenville, Tennessee) filed on June 7, 2005; Drug Mart Tallman, Inc., et. al. v. Becton Dickinson and Company (Case No. 2:06-CV-00174, U.S. District Court, Newark, New Jersey), filed on January 17, 2006; Medstar v. Becton Dickinson (Case No. 06-CV-03258-JLL (RJH), U.S. District Court, Newark, New Jersey), filed on May 18, 2006; and The Hebrew Home for the Aged at Riverdale v. Becton Dickinson and Company (Case No. 07-CV-2544, U.S. District Court, Southern District of New York), filed on March 28, 2007. A fifth purported class action on behalf of indirect purchasers (International Multiple Sclerosis Management Practice v. Becton Dickinson & Company (Case No. 2:07-cv-10602, U.S. District Court, Newark, New Jersey), filed on April 5, 2007) was voluntarily withdrawn by the plaintiff.

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

In June 2007, Retractable Technologies, Inc. (“RTI”) filed a complaint against the Company under the caption Retractable Technologies, Inc. vs. Becton Dickinson and Company (Civil Action No. 2:07-cv-250, U.S. District Court, Eastern District of Texas). RTI alleges that the BD Integra™ syringes infringe patents licensed exclusively to RTI. This patent claim was not covered by the release contained in the July 2004 settlement agreement between the Company and RTI to settle the lawsuit previously filed by RTI. In its complaint, RTI also alleges that the Company engaged in false advertising with respect to certain of the Company’s safety-engineered products in violation of the Lanham Act; acted to exclude RTI from various product markets and to maintain its market share through, among other things, exclusionary contracts in violation of state and federal antitrust laws; and engaged in unfair competition. The non-patent claims purport to relate to actions allegedly taken by the Company following the date of the July 2004 settlement agreement referenced above. In January 2008, the court granted the Company’s motion to sever the patent and non-patent claims into separate cases. The non-patent claims have been stayed, pending resolution of RTI’s patent claims. The trial on the patent claims is currently scheduled to commence in March 2009. RTI seeks money damages and injunctive relief.

On April 1, 2008, RTI filed a complaint against BD under the caption Retractable Technologies, Inc. and Thomas J. Shaw v. Becton Dickinson and Company (Civil Action No. 2:08-cv-141, U.S. District Court, Eastern District of Texas). RTI alleges that the BD Integra™ syringes infringe another patent licensed exclusively to RTI. RTI seeks money damages and injunctive relief.

The Company, along with another manufacturer and several medical product distributors, is named as a defendant in two product liability lawsuits relating to healthcare workers who allegedly sustained accidental needlesticks, but have not become infected with any disease. Generally, these actions allege that healthcare workers have sustained needlesticks using hollow-bore needle devices manufactured by the Company and, as a result, require medical testing, counseling and/or treatment. In some cases, these actions additionally allege that the healthcare workers have sustained mental anguish. Plaintiffs seek money damages in all of these actions. The Company had previously been named as a defendant in nine similar suits relating to healthcare workers who allegedly sustained accidental needlesticks, each of which has either been dismissed with prejudice or voluntarily withdrawn. Regarding the two pending suits:

  In Ohio, Grant vs. Becton Dickinson et al. (Case No. 98CVB075616, Franklin County Court), on September 21, 2006, the Ohio Court of Appeals reversed the trial court’s grant of class certification. The matter has been remanded to the trial court for a determination of whether the class can be redefined.

  In South Carolina, a suit has been filed on behalf of an unspecified number of healthcare workers seeking class action certification in state court under the caption Bales vs. Becton Dickinson et. al. (Case No. 98-CP-40-4343, Richland County Court of Common Pleas), filed on November 25, 1998.

On January 16, 2008, the plaintiffs in Palmer vs. Becton Dickinson et. al. (Case No. CJ-98-685, Sequoyah County District Court), filed in state court in Oklahoma on October 27, 1998, filed a voluntary dismissal without prejudice.

The Company continues to oppose class action certification in the pending cases, including pursuing all appropriate rights of appeal.

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

On May 28, 2004, Therasense, Inc. (“Therasense”) filed suit against the Company in the U.S. District Court for the Northern District of California (Case Number: C 04-02123 WDB) asserting that the Company’s blood glucose monitoring products infringe certain Therasense patents. On August 10, 2004, in response to a motion filed by Therasense in the U.S. District Court for the District of Massachusetts, the court transferred to the court in California an action previously filed by the Company against Therasense requesting a declaratory judgment that the Company’s products do not infringe the Therasense patents and that the Therasense patents are invalid. Therasense is seeking money damages.

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

On September 19, 2007, the Company was served with a qui tam complaint filed by a private party against the Company in the United States District Court, Northern District of Texas, alleging violations of the Federal False Claims Act (“FCA”) and the Texas False Claims Act (the “TFCA”) (U.S. ex rel Fitzgerald v. BD et al. (Civil Action No. 3:03-CV-1589, U.S. District Court, Northern District of Texas). Under the FCA, the United States Department of Justice, Civil Division has a certain period of time in which to decide whether to join the claim against the Company as an additional plaintiff; if not, the private plaintiff is free to pursue the claim on its own. A similar process is followed under the TFCA. To the Company's knowledge, no decision has yet been made by the Civil Division or the State of Texas whether to join this claim.

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

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2008	2007	2008	2007
Revenues (A)
Medical	$922,252	$844,144	$1,831,536	$1,670,391
Diagnostics	530,572	473,230	1,053,323	915,631
Biosciences	294,101	258,548	567,833	491,427
	$1,746,925	$1,575,922	$3,452,692	$3,077,449

Segment Operating Income
Medical	$251,288	$234,132	$513,696	$480,274
Diagnostics	125,375	109,374	252,301	109,029	(B)
Biosciences	83,994	67,910	162,669	124,145
Total Segment Operating Income	460,657	411,416	928,666	713,448
Unallocated Items (C)	(78,361)	(90,080)	(179,798)	(177,404)
Income from Continuing
Operations Before Income Taxes	$382,296	$321,336	$748,868	$536,044

(A)	Intersegment revenues are not material.

(B)	Includes the acquired in-process research and development charge of $114,739 recorded in 2007 related to the TriPath Imaging, Inc. acquisition.

(C)	Includes primarily share-based compensation expense; interest, net; foreign exchange; and corporate expenses.

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2008	2007	2008	2007
Revenues by Organizational Units
BD Medical
Medical Surgical Systems	$480,716	$447,340	$979,528	$915,092
Diabetes Care	187,460	171,191	376,847	339,877
Pharmaceutical Systems	234,439	208,812	436,380	381,752
Ophthalmic Systems	19,637	16,801	38,781	33,670
	$922,252	$844,144	$1,831,536	$1,670,391

BD Diagnostics
Preanalytical Systems	$274,192	$244,746	$545,661	$484,819
Diagnostic Systems	256,380	228,484	507,662	430,812
	$530,572	$473,230	$1,053,323	$915,631
BD Biosciences
Cell Analysis (A)	$219,721	$188,213	$424,834	$357,203
Discovery Labware	74,380	70,335	142,999	134,224
	$294,101	$258,548	$567,833	$491,427

	$1,746,925	$1,575,922	$3,452,692	$3,077,449

(A)	Cell Analysis consists of the Immunocytometry Systems and the Pharmingen organizational units that were previously reported separately.

Note 7 – Share-Based Compensation

The Company grants share-based awards under the 2004 Employee and Director Equity-Based Compensation Plan (the “2004 Plan”), which provides long-term incentive compensation to employees and directors. The Company believes such awards align the interests of its employees and directors with those of its shareholders.

The fair value of share-based payments is recognized as compensation expense in net income. For the three months ended March 31, 2008 and 2007, compensation expense charged to income was $22,627 and $26,050, respectively. For the six months ended March 31, 2008 and 2007, compensation expense was $58,293 and $60,661, respectively.

The amount of unrecognized compensation expense for all non-vested share-based awards as of March 31, 2008 was approximately $151,501, which is expected to be recognized over a weighted-average remaining life of approximately 2.3 years.

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

Net pension and postretirement cost included the following components for the three months ended March 31:

	Pension Plans		Other Postretirement Benefits
	2008	2007	2008	2007
Service cost	$16,586	$17,562	$1,170	$1,412
Interest cost	20,455	19,240	3,731	3,983
Expected return on plan assets	(24,402)	(22,529)	-	-
Amortization of prior service cost	(285)	49	(1,558)	(1,250)
Amortization of loss	1,997	4,388	1,045	1,162
Settlements	746	-	-	-

	$15,097	$18,710	$4,388	$5,307

Net pension and postretirement cost included the following components for the six months ended March 31:

	Pension Plans		Other Postretirement Benefits
	2008	2007	2008	2007
Service cost	$33,156	$31,366	$2,325	$2,501
Interest cost	40,891	34,364	7,453	7,627
Expected return on plan assets	(48,780)	(40,239)	-	-
Amortization of prior service cost	(570)	88	(3,116)	(2,782)
Amortization of loss	3,992	7,838	2,033	2,328
Settlements	746	-	-	-

Net pension and postretirement cost	$29,435	$33,417	$8,695	$9,674

Postemployment benefit costs for the three months ended March 31, 2008 and 2007 were $5,941 and $6,029, respectively. For the six months ended March 31, 2008 and 2007, postemployment benefit costs were $11,882 and $12,057, respectively.

Note 9 – Divestiture

In December 2006, the Company sold the blood glucose monitoring product line for $19,971. The Company separately presents the results of the product line as discontinued operations.

Results of discontinued operations were as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2008	2007	2008	2007

Revenues	$2,333	$1,113	$3,963	$22,851

Income from discontinued operations
before income taxes	897	11,216	1,935	30,184
Income tax provision	(347)	(4,222)	(734)	(11,362)
Income from discontinued operations, net	$550	$6,994	$1,201	$18,822

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

Financial Results

BD reported second quarter revenues of $1.747 billion, representing an increase of 11% from the same period a year ago, and reflecting volume increases of approximately 6%, favorable foreign currency translation of approximately 5%, and price decreases of approximately 0.5% . Sales in the United States of safety-engineered devices of $247 million in the second quarter of 2008 grew 4% above such sales in the prior year’s period. International sales of safety-engineered devices of $126 million in the second quarter of 2008 grew 33% above such sales in the prior year’s period. Overall, second quarter international revenue growth of 17% above the prior year’s period included a 10% favorable impact due to foreign currency translation. As further discussed in our 2007 Annual Report on Form 10-K, we face currency exposure that arises from translating the results of our worldwide operations to the U.S. dollar at exchange rates that fluctuate from the beginning of the period. We purchase option and forward contracts to partially protect against adverse foreign exchange rate movements.

Results of Operations

Revenues

Refer to Note 6 in the Notes to Condensed Consolidated Financial Statements for segment financial data.

Medical Segment
Second quarter revenues of $922 million represented an increase of $78 million, or 9%, over the prior year’s quarter, including an estimated $47 million, or 6%, favorable impact due to foreign currency translation. Pharmaceutical Systems and Diabetes Care products led revenue growth in the segment. Global sales of safety-engineered products were $174 million, as compared with $160 million in the prior year’s quarter. For the six-month period ended March 31, 2008, global sales of safety-engineered products were $366 million, as compared with $336 million in the prior year’s period. Total BD Medical Segment revenues for the six-month period ended March 31, 2008 increased by 10% from the prior year six-month period.

Diagnostics Segment
Second quarter revenues of $531 million represented an increase of $57 million, or 12%, over the prior year’s quarter, including an estimated $20 million, or 4%, favorable impact due to foreign currency translation. The Preanalytical Systems unit of the segment reported revenue growth of 12% over the prior year’s quarter. Global sales of safety-engineered products in the Preanalytical Systems unit totaled $199 million, compared with $174 million in the prior year’s quarter due, in large part, to strong sales of BD Vacutainer® Push Button Blood Collection Sets in the current year’s quarter. Revenues in the Diagnostic Systems unit of the segment increased 12% and reflect growth from TriPath products and molecular testing systems, which include GeneOhm, BD ProbeTec™ ET and BD Viper™ instruments. For the six-month period ended March 31, 2008, global sales of safety-engineered products in the Preanalytical Systems unit were $395 million as compared with $343 million in the prior year’s period. Total BD Diagnostics Segment revenues for the six-month period ended March 31, 2008 increased by 15% from the prior year six-month period.

Biosciences Segment
Second quarter revenues of $294 million represented an increase of $36 million, or 14%, over the prior year’s quarter, including an estimated $15 million, or 6%, favorable impact due to foreign currency translation. Research instruments, as well as clinical and research reagents, continued to be primary growth drivers. For the six-month period ended March 31, 2008, total BD Biosciences Segment revenues increased by 16% from the prior year period.

Segment Operating Income

Medical Segment
Segment operating income for the second quarter was $251 million, or 27.2% of Medical revenues, compared with $234 million, or 27.7% of segment revenues, in the prior year’s quarter. Gross profit margin was lower than the second quarter of 2007 primarily due to the unfavorable impact resulting from increased costs of raw materials, manufacturing start-up costs, inventory write-offs, and decreased sales of products with higher margins, which were partially offset by productivity gains and the favorable impact of foreign currency translation. See further discussion on gross profit margin below. Selling and administrative expense as a percent of Medical revenues in the second quarter of 2008 was significantly lower than the comparable amount in the second quarter of 2007, due to disciplined spending controls. Research and development expenses for the quarter increased $1.4 million, or 5% above the prior year’s period, reflecting increased investment in new products and platforms. Segment operating income for the six-month period was $514 million, or 28.0% of Medical revenues, compared with $480 million, or 28.8% in the prior year’s period.

Diagnostics Segment
Segment operating income for the second quarter was $125 million, or 23.6% of Diagnostics revenues, compared with $109 million, or 23.1% of segment revenues in the prior year’s quarter. Gross profit margin was lower than the second quarter of 2007. Increased sales of products with relatively higher margins and the favorable impact of foreign currency translation were more than offset by increased costs of raw materials. See further discussion on gross profit margin below. Selling and administrative expense as a percentage of Diagnostics revenues in the second quarter of 2008 was lower than the comparable amount in the second quarter of 2007, due to disciplined spending controls. Research and development expenses in the second quarter of 2008 increased $3.4 million, or 11%, primarily due to investment in new products. Segment operating income for the six-month period was $252 million, or 24.0% of Diagnostics revenues. The prior year’s segment operating income was $109 million, which reflected the acquired in-process research and development charge of $115 million associated with the TriPath acquisition.

Biosciences Segment
Segment operating income for the second quarter was $84 million, or 28.6% of Biosciences revenues, compared with $68 million, or 26.3% of segment revenues, in the prior year’s quarter. Gross profit margin as a percentage of revenues increased due to the favorable impact of foreign currency translation, productivity gains, as well as increased sales of products with higher margins. See further discussion on gross profit margin below. Selling and administrative expense as a percent of Biosciences revenues for the quarter decreased compared with the prior year’s quarter, as a result of disciplined spending controls. Research and development spending in the quarter increased $2.5 million, or 14% above the prior year period, reflecting increased investment in new product development. Segment operating income for the six-month period was $163 million, or 28.6% of Biosciences revenues, compared with $124 million, or 25.3% in the prior year’s period.

Gross Profit Margin
Gross profit margin was 51.1% for the second quarter, compared with 51.5% for the comparable prior year period. Gross profit margin in the second quarter of 2008 as compared with the prior year’s period reflected an estimated 0.7% unfavorable impact resulting from increased costs of raw materials, primarily resins, and manufacturing start-up costs and an estimated 0.3% favorable impact of foreign currency translation. Increased sales of products with relatively higher margins and productivity gains were offset by, among other things, inventory write-offs. Gross profit margin in the six-month period of 2008 of 51.2% as compared with the prior year’s period of 52.1% reflected an estimated 0.5% unfavorable impact resulting from increased costs of raw materials, as well as manufacturing start-up costs and an estimated 0.2% unfavorable impact of foreign currency translation. Increased sales of products with relatively higher margins and productivity gains were more than offset by, among other things, asset write-offs, resulting in an estimated net unfavorable impact of 0.2% . We expect gross profit margin to decrease by about 30 to 40 basis points in 2008 compared to 2007. Increased costs of raw materials, manufacturing start-up costs, and the asset write-offs recorded in the first and second quarters of 2008 are anticipated to more than offset expected improvements.

Selling and Administrative Expense
Selling and administrative expense was 23.8% of revenues for the second quarter and 24.2% for the six-month period, compared with 25.8% and 25.7%, respectively, for the prior year’s periods. The increase in aggregate expenses for the current period reflect an unfavorable foreign exchange impact of $19 million, which was partially offset by decreases in base spending of $10 million. The increase in aggregate expenses in the six-month period reflect an unfavorable foreign exchange impact of $38 million and $7 million of expenses associated with TriPath, which was acquired in December 2006. Selling and administrative expense as a percentage of revenues is expected to decrease by about 80 basis points in 2008 compared to 2007.

Research and Development Expense
Research and development expense was $96 million, or 5.5% of revenues for the second quarter, which increased 11%, compared with the prior year’s amount of $87 million, or 5.5% of revenues. Research and development expense was $188 million, or 5.4% of revenues, for the six-month period in the current year, compared with the prior year’s amount of $167 million, or 5.4% of revenues. The increase in research and development expenditures reflect increased spending for new programs in each of our segments for the three and six-month periods ended 2008. We anticipate Research and development expense to increase by about 11% for 2008 above the prior year.

Non-Operating Expense and Income
Interest income was $8 million in the second quarter, and $22 million in the six-month period, compared with $9 million and $25 million, respectively, in the prior year’s periods. The favorable impact of higher investment levels was more than offset by lower interest rates. Interest expense was $8 million in the second quarter and $18 million in the six-month period, compared with $12 million and $25 million, respectively, in the prior year’s periods, which reflects a decline in interest rates and higher levels of capitalized interest.

Income Taxes
The income tax rate was 27.9% for the second quarter, compared with the prior year’s rate of 26.7% . The six-month tax rate was 27.0% compared with the prior year’s rate of 31.6% . The prior year’s six-month rate reflected the non-deductibility of the acquired in-process research and development charges associated with the TriPath acquisition, which was partially offset by the impact of approximately 0.8% resulting from the retroactive reinstatement of the research and experimentation tax credit. The Company expects the reported tax rate for 2008 to be about 27.5% .

Income from Continuing Operations and Diluted Earnings Per Share from Continuing Operations
Income from continuing operations and diluted earnings per share from continuing operations for the second quarter of 2008 were $276 million and $1.09, respectively. Income from continuing operations and diluted earnings per share from continuing operations for the prior year’s second quarter were $236 million and 92 cents, respectively. For the six-month periods, income from continuing operations and diluted earnings per share from continuing operations were $547 million and $2.16, respectively, in 2008 and $367 million and $1.44, respectively in 2007. The prior year’s period reflected the acquired in-process research and development charge associated with the TriPath acquisition of $115 million or 45 cents per share.

Liquidity and Capital Resources
Net cash provided by continuing operating activities, which continues to be our primary source of funds to finance operating needs and capital expenditures, was $686 million during the first six months of 2008, compared with $512 million in the same period in 2007.

Net cash used for continuing investing activities for the first six months of the current year was $337 million, compared with $659 million in the prior year period. The prior year amount reflects the payment of $340 million of net cash for the TriPath acquisition. Capital expenditures were $266 million in the first six months of 2008 and $235 million in the same period in 2007. We expect capital spending for 2008 to be about $650 million.

Net cash used for continuing financing activities for the first six months of the current year was $314 million, compared with $458 million in the prior year period. As of March 31, 2008, total debt of $1.2 billion represented 19.3% of total capital (shareholders' equity, net non-current deferred income tax liabilities, and debt), versus 20.9% at September 30, 2007. Short-term debt was 18% of total debt at the end of March 31, 2008 and September 30, 2007, respectively. Issuance of common stock is net of cash outflows resulting from share repurchases to satisfy minimum tax withholding on share-based compensation vested or exercised.

For the first six months of the current year, the Company repurchased $276 million of its common stock, compared with approximately $225 million of its common stock in the prior year period. At March 31, 2008, authorization to repurchase an additional 7.9 million common shares remained.

We have in place a commercial paper borrowing program that is available to meet our short-term financing needs, including working capital requirements. Borrowings outstanding under this program were $200 million at March 31, 2008. During the first quarter of 2008, we amended our syndicated credit facility to extend the expiration date from December 2011 to December 2012. This credit facility, under which there were no borrowings outstanding at March 31, 2008, provides backup support for our commercial paper program and can also be used for other general corporate purposes. This credit facility includes a single financial covenant that requires BD to maintain an interest expense coverage ratio (ratio of earnings before income taxes, depreciation and amortization to interest expense) of not less than 5-to-1 for the most recent four consecutive fiscal quarters. On the last eight measurement dates, this ratio has ranged from 17-to-1 to 27-to-1. In addition, we have informal lines of credit outside the United States.

Contractual Obligations
The contractual obligations table as of September 30, 2007, included in the “Financial Review” section of our 2007 Annual Report, did not reflect amounts associated with uncertain tax positions. As a result of the adoption on October 1, 2007 of Financial Accounting Standards Board (“FASB”) Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (see Note 2 to the Condensed Consolidated Financial Statements), our year-end disclosure of contractual obligations will now include information concerning uncertain tax positions. As of March 31, 2008, there have been no significant changes in our contractual obligations.

Cautionary Statement Regarding Forward-Looking Statements
BD and its representatives may from time-to-time make certain forward-looking statements in publicly-released material, both written and oral, including statements contained in this report and filings with the Securities and Exchange Commission (“SEC”) and in our other reports to shareholders. Forward-looking statements may be identified by the use of words like “plan,” “expect,” “believe,” “intend,” “will,” “anticipate,” “estimate” and other words of similar meaning in conjunction with, among other things, discussions of future operations and financial performance, as well as our strategy for growth, product development, regulatory approvals, market position and expenditures. All statements that address operating performance or events or developments that we expect or anticipate will occur in the future -- including statements relating to volume growth, sales and earnings per share growth, and statements expressing views about future operating results -- are forward-looking.

Forward-looking statements are based on current expectations of future events. The forward-looking statements are, and will be, based on management's then-current views and assumptions regarding future events and operating performance, and speak only as of their dates. Investors should realize that if underlying assumptions prove inaccurate or unknown risks or uncertainties materialize, actual results could vary materially from our expectations and projections. Investors are therefore cautioned not to place undue reliance on any forward-looking statements. Furthermore, we undertake no obligation to update or revise any forward-looking statements whether as a result of new information, future events and developments or otherwise.

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

  Fluctuations in the cost and availability of oil-based resins and other raw materials, as well as certain sub-assemblies and finished goods, and the ability to maintain favorable supplier arrangements and relationships (particularly with respect to sole-source suppliers) and the potential adverse effects of any disruption in the availability of such items.

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

  We sell certain products to pharmaceutical companies that are used to manufacture, or are sold with, products sold by such companies. As a result, fluctuations in demand for their products by these pharmaceutical companies could adversely affect our operating results.

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

  Pending and potential litigation or other proceedings adverse to BD, including antitrust claims, product liability claims, patent infringement claims and the availability or collectibility of insurance.

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

Item 4. Controls and Procedures

An evaluation was carried out by BD’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of BD’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of March 31, 2008. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were, as of the end of the period covered by this report, effective.

BD is in the process of migrating certain of its international locations from their legacy general ledger system to BD’s enterprise resource planning (“ERP”) system. During the quarter ended March 31, 2008, eight of these locations have transitioned to the ERP general ledger system and the remaining less significant locations will transition during the remainder of fiscal year 2008. This transition was not in response to any identified deficiency or weakness in our internal control over financial reporting.

There were no other changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

We are involved, both as a plaintiff and a defendant, in various legal proceedings which arise in the ordinary course of business, including product liability and environmental matters as set forth in our 2007 Annual Report on Form 10-K and subsequent filings with the Securities and Exchange Commission.

Since December 31, 2007, the following developments have occurred with respect to the legal proceedings in which we are involved:

Needlestick Class Actions

On January 16, 2008, the plaintiffs in Palmer vs. Becton Dickinson et. al. (Case No. CJ-98-685, Sequoyah County District Court), filed in state court in Oklahoma on October 27, 1998, filed a voluntary dismissal without prejudice.

Retractable Technologies

In January 2008, the court in Retractable Technologies, Inc. vs. Becton Dickinson and Company (Civil Action No. 2:07-cv-250, U.S. District Court, Eastern District of Texas) granted BD’s motion to sever the plaintiff’s patent and non-patent claims into separate cases. The non-patent claims have been stayed, pending resolution of the plaintiff’s patent claims. The trial on the patent claims is currently scheduled for March 2009.

On April 1, 2008, Retractable Technologies, Inc. (“RTI”) filed a complaint against BD under the caption Retractable Technologies, Inc. and Thomas J. Shaw v. Becton Dickinson and Company (Civil Action No. 2:08-cv-141, U.S. District Court, Eastern District of Texas). RTI alleges that the BD Integra™ syringes infringe another patent licensed exclusively to RTI. RTI seeks money damages and injunctive relief.

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

Item 1A.	Risk Factors

There have been no material changes from the risk factors disclosed in Part 1, Item 1A, of our Annual Report on Form 10-K for the 2007 fiscal year.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth certain information regarding our purchases of common stock of BD during the quarter ended March 31, 2008.

Issuer Purchases of Equity Securities

			Total Number of
			Shares Purchased	Maximum Number
			as Part of	of Shares that May
For the three months ended	Total Number of	Average Price	Publicly	Yet Be Purchased
March 31, 2008	Shares Purchased	Paid per	Announced Plans	Under the Plans or
	(1)	Share	or Programs (2)	Programs (2)
January 1 – 31, 2008	307,040	$86.00	300,000	9,311,814
February 1 – 29, 2008	1,004,335	$89.25	1,000,000	8,311,814
March 1 – 31, 2008	450,981	$85.71	450,000	7,861,814
Total	1,762,356	$87.78	1,750,000	7,861,814

(1)
Includes 6,577 shares purchased during the quarter in open market transactions by the trust relating to BD’s Deferred Compensation Plan and 1996 Directors’ Deferral Plan, and 5,779 shares delivered to BD in connection with stock option exercises.

(2)
These repurchases were made pursuant to a repurchase program covering 10 million shares authorized by the Board of Directors of BD on July 24, 2007 (the “2007 Program”). There is no expiration date for the 2007 Program.

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

	iii.)
A shareholder proposal requesting that the Board of Directors take the necessary steps to provide for the annual election of directors was voted upon. 165,660,344 shares were voted for the proposal, 33,089,524 shares were voted against, 2,561,047 shares abstained, and there were 20,239,961 broker non- votes.

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

Dated: May 7, 2008

/s/ John R. Considine
John R. Considine
Vice Chairman and
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