Form 10-Q
period 2008-06-30
BECTON DICKINSON & CO
filed 2008-08-06
CIK 10795

FORM 10-Q
UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2008
OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file 001-4802

Becton, Dickinson and Company
(Exact name of registrant as specified in its charter)

New Jersey	22-0760120
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
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
          Large accelerated filer ☒   Accelerated filer ☐   Non-accelerated filer ☐

          Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class of Common Stock	Shares Outstanding as of June 30, 2008
Common stock, par value $1.00	243,568,471

BECTON, DICKINSON AND COMPANY
FORM 10-Q
For the quarterly period ended June 30, 2008

TABLE OF CONTENTS

ITEM 1. FINANCIAL STATEMENTS
BECTON, DICKINSON AND COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
Thousands of dollars

	June 30,	September 30,
Assets	2008	2007
	(Unaudited)
Current Assets:
Cash and equivalents	$735,908	$511,482
Short-term investments	232,494	158,040
Trade receivables, net	1,175,256	1,083,152
Inventories:
Materials	154,453	142,484
Work in process	213,422	195,155
Finished products	776,537	714,320
	1,144,412	1,051,959
Prepaid expenses, deferred taxes and other	360,402	325,933
Total Current Assets	3,648,472	3,130,566

Property, plant and equipment	5,845,401	5,354,115
Less allowances for depreciation and amortization	(3,104,176)	(2,856,777)
	2,741,225	2,497,338
Goodwill	652,054	621,414
Core and Developed Technology, Net	375,059	374,779
Other Intangibles, Net	89,225	95,938
Capitalized Software, Net	132,837	142,738
Other	490,334	466,592
Total Assets	$8,129,206	$7,329,365
Liabilities and Shareholders’ Equity

Current Liabilities:
Short-term debt	$204,349	$207,634
Payables and accrued expenses	1,261,600	1,271,175
Total Current Liabilities	1,465,949	1,478,809
Long-Term Debt	954,855	955,713
Long-Term Employee Benefit Obligations	452,340	444,874
Deferred Income Taxes and Other	181,949	88,012
Commitments and Contingencies	-	-
Shareholders’ Equity:
Common stock	332,662	332,662
Capital in excess of par value	1,312,407	1,125,368
Retained earnings	6,625,931	5,995,787
Deferred compensation	13,733	12,205
Common shares in treasury – at cost	(3,442,510)	(3,105,893)
Accumulated other comprehensive income	231,890	1,828
Total Shareholders’ Equity	5,074,113	4,361,957
Total Liabilities and Shareholders’ Equity	$8,129,206	$7,329,365

See notes to condensed consolidated financial statements

BECTON, DICKINSON AND COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Thousands of dollars, except per share data
(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Revenues	$1,867,587	$1,631,159	$5,320,279	$4,708,607

Cost of products sold	917,362	791,071	2,601,016	2,264,544
Selling and administrative	440,588	412,164	1,277,828	1,202,879
Research and development	100,071	92,993	287,633	259,620
Acquired in-process research and development	-	7,394	-	122,133
Total Operating Costs and Expenses	1,458,021	1,303,622	4,166,477	3,849,176

Operating Income	409,566	327,537	1,153,802	859,431

Interest income	10,956	11,938	32,489	37,138
Interest expense	(9,017)	(11,598)	(27,455)	(36,152)
Other (expense)/income, net	(1,285)	1,774	252	5,278

Income From Continuing Operations Before Income Taxes	410,220	329,651	1,159,088	865,695

Income tax provision	112,811	89,182	315,147	258,636

Income From Continuing Operations	297,409	240,469	843,941	607,059

(Loss)/Income from Discontinued Operations, net	(320)	4,340	880	23,162

Net Income	$297,089	$244,809	$844,821	$630,221

Basic Earnings per Share:
Income from Continuing Operations	$1.22	$0.98	$3.45	$2.47
Income from Discontinued Operations	-	0.02	-	0.09
Basic Earnings per Share (A)	$1.22	$1.00	$3.46	$2.57

Diluted Earnings per Share:
Income from Continuing Operations	$1.18	$0.95	$3.34	$2.38
Income from Discontinued Operations	-	0.02	-	0.09
Diluted Earnings per Share (A)	$1.18	$0.96	$3.34	$2.47

Dividends per Common Share	$0.285	$0.245	$0.855	$0.735

(A) Total per share amounts may not add due to rounding.

See notes to condensed consolidated financial statements

BECTON, DICKINSON AND COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Thousands of dollars
(Unaudited)

	Nine Months Ended
	June 30,
	2008	2007
Operating Activities
Net income	$844,821	$630,221
Income from discontinued operations, net	(880)	(23,162)
Income from continuing operations	843,941	607,059
Adjustments to income from continuing operations to derive net cash provided by continuing operating activities, net of amounts acquired:
Depreciation and amortization	353,113	323,565
Share-based compensation	80,526	85,220
Deferred income taxes	(10,766)	(47,072)
Acquired in-process research and development	-	122,133
Change in working capital	(66,107)	(192,632)
Pension obligation	10,582	(40,737)
Other, net	19,863	17,371
Net Cash Provided by Continuing Operating Activities	1,231,152	874,907

Investing Activities
Capital expenditures	(418,411)	(365,939)
Capitalized software	(31,009)	(16,075)
Purchases of investments, net	(50,170)	(10,982)
Acquisitions of businesses, net of cash acquired	(41,394)	(339,528)
Proceeds from discontinued operations	-	19,971
Other, net	(29,663)	(68,385)
Net Cash Used for Continuing Investing Activities	(570,647)	(780,938)

Financing Activities
Change in short-term debt	(3,740)	(122,653)
Payments of debt	(591)	(100,547)
Repurchase of common stock	(354,389)	(412,437)
Excess tax benefits from payments under share-based compensation plans	55,715	43,059
Dividends paid	(208,996)	(180,084)
Issuance of common stock and other, net	64,031	100,859
Net Cash Used for Continuing Financing Activities	(447,970)	(671,803)

Discontinued Operations
Net cash (used for) provided by operating activities	(991)	13,829

Effect of exchange rate changes on cash and equivalents	12,882	7,880
Net increase (decrease) in cash and equivalents	224,426	(556,125)

Opening Cash and Equivalents	511,482	1,000,289
Closing Cash and Equivalents	$735,908	$444,164

See notes to condensed consolidated financial statements

BECTON, DICKINSON AND COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Dollar and share amounts in thousands, except per share data
June 30, 2008

Note 1 - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, in the opinion of the management of the Company, include all adjustments which are of a normal recurring nature necessary for a fair presentation of the financial position and the results of operations and cash flows for the periods presented. However, the financial statements do not include all information and footnotes required for a presentation in accordance with U.S. generally accepted accounting principles. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included or incorporated by reference in the Company's 2007 Annual Report on Form 10-K. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year.

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

The Company includes interest and penalties associated with unrecognized tax benefits as a component of the Income tax provision on the Condensed Consolidated Statements of Income. As of October 1, 2007, accrued interest and penalties related to unrecognized tax benefits, included in the total amount, were $9,388. As of June 30, 2008, there have been no material changes in these amounts.

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

Note 3 – Comprehensive Income

Comprehensive income was comprised of the following:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Net Income	$297,089	$244,809	$844,821	$630,221
Other Comprehensive Income (Loss),
Net of Tax
Foreign currency translation adjustments	15,731	36,438	215,935	134,737
Benefit plans adjustment	1,830	-	5,492	-
Unrealized losses on investments, net of amounts reclassified	(86)	(595)	(61)	(11,269)
Unrealized gains on cash flow hedges, net of amounts realized	6,904	1,945	8,696	792
	24,379	37,788	230,062	124,260
Comprehensive Income	$321,468	$282,597	$1,074,883	$754,481

The amount of unrealized losses or gains on investments and cash flow hedges in comprehensive income has been adjusted to reflect any realized gains and recognized losses included in net income during the three and nine months ended June 30, 2008 and 2007. The change in foreign currency translation adjustments is primarily attributable to the stronger Euro versus the U.S. dollar for the nine months ended June 30, 2008, compared with the nine months ended June 30, 2007.

Note 4 - Earnings per Share

The weighted average common shares used in the computations of basic and diluted earnings per share (shares in thousands) were as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Average common shares outstanding	244,273	244,918	244,478	245,296
Dilutive share equivalents from share-based plans	7,375	9,210	8,466	9,833
Average common and common equivalent shares outstanding – assuming dilution	251,648	254,128	252,944	255,129

Note 5 - Contingencies

The Company is named as a defendant in five purported class action suits brought on behalf of direct purchasers of the Company’s products, such as distributors, alleging that the Company violated federal antitrust laws, resulting in the charging of higher prices for the Company’s products to the plaintiff and other purported class members. The cases filed are as follows: Louisiana Wholesale Drug Company, Inc., et. al. vs. Becton Dickinson and Company (Civil Action No. 05-1602, U.S. District Court, Newark, New Jersey), filed on March 25, 2005; SAJ Distributors, Inc. et. al. vs. Becton Dickinson & Co.(Case 2:05-CV-04763-JD, U.S. District Court, Eastern District of Pennsylvania), filed on September 6, 2005; Dik Drug Company, et. al. vs. Becton, Dickinson and Company(Case No. 2:05-CV-04465, U.S. District Court, Newark, New Jersey), filed on September 12, 2005;American Sales Company, Inc. et. al. vs. Becton, Dickinson & Co.(Case No. 2:05-CV-05212-CRM, U.S. District Court, Eastern District of Pennsylvania), filed on October 3, 2005; and Park Surgical Co. Inc. et. al. vs. Becton, Dickinson and Company(Case 2:05-CV-05678-CMR, U.S. District Court, Eastern District of Pennsylvania), filed on October 26, 2005.

The actions brought by Louisiana Wholesale Drug Company and Dik Drug Company in New Jersey have been consolidated under the caption “In re Hypodermic Products Antitrust Litigation.”

The Company is also named as a defendant in four purported class action suits brought on behalf of indirect purchasers of the Company’s products, alleging that the Company violated federal antitrust laws, resulting in the charging of higher prices for the Company’s products to the plaintiff and other purported class members. The cases filed are as follows: Jabo’s Pharmacy, Inc., et. al. v. Becton Dickinson & Company (Case No. 2:05-CV-00162, U.S. District Court, Greenville, Tennessee), filed on June 7, 2005; Drug Mart Tallman, Inc., et. al. v. Becton Dickinson and Company (Case No. 2:06-CV-00174, U.S. District Court, Newark, New Jersey), filed on January 17, 2006; Medstar v. Becton Dickinson (Case No. 06-CV-03258-JLL (RJH), U.S. District Court, Newark, New Jersey), filed on May 18, 2006; and The Hebrew Home for the Aged at Riverdale v. Becton Dickinson and Company (Case No. 07-CV-2544, U.S. District Court, Southern District of New York), filed on March 28, 2007. A fifth purported class action on behalf of indirect purchasers (International Multiple Sclerosis Management Practice v. Becton Dickinson & Company (Case No. 2:07-cv-10602, U.S. District Court, Newark, New Jersey), filed on April 5, 2007) was voluntarily withdrawn by the plaintiff.

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

On May 28, 2004, Therasense, Inc. (“Therasense”) filed suit against the Company (Therasense, Inc. and Abbott Laboratories v. Nova Biomedical Corporation and Becton, Dickinson and Company (Case Number: C 04-02123 WDA, U.S. District Court, Northern District of California)) asserting that the Company’s blood glucose monitoring products infringe four Therasense patents. On August 10, 2004, in response to a motion filed by Therasense in the U.S. District Court for the District of Massachusetts, the court transferred to the court in California an action previously filed by the Company against Therasense requesting a declaratory judgment that the Company’s products do not infringe the Therasense patents and that the Therasense patents are invalid. On April 4, 2008, the Court granted the Company summary judgment with respect to two of the Therasense patents asserted against the Company, finding no infringement by the Company. On June 24, 2008, the Court ruled that a third patent asserted against the Company was invalid and unenforceable. A jury trial regarding the fourth patent is currently ongoing. Therasense is seeking money damages.

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

	Three Months Ended			Nine Months Ended
	June 30,			June 30,
	2008	2007		2008	2007
Revenues (A)
Medical	$1,016,396	$881,986		$2,847,932	$2,552,376
Diagnostics	553,422	491,525		1,606,745	1,407,156
Biosciences	297,769	257,648		865,602	749,075
	$1,867,587	$1,631,159		$5,320,279	$4,708,607

Segment Operating Income
Medical	$285,254	$247,275		$798,950	$727,549
Diagnostics	135,443	115,322		387,744	224,351	(B)
Biosciences	82,832	58,543	(C)	245,501	182,688	(C)
Total Segment Operating Income	503,529	421,140		1,432,195	1,134,588
Unallocated Items (D)	(93,309)	(91,489)		(273,107)	(268,893)
Income from Continuing
Operations Before Income Taxes	$410,220	$329,651		$1,159,088	$865,695

(A)	Intersegment revenues are not material.
(B)	Includes the acquired in-process research and development charge of $114,739 recorded in 2007 related to the TriPath Imaging, Inc. acquisition.
(C)	Includes the acquired in-process research and development charge of $7,394 recorded in 2007 related to the Plasso Technology, Ltd. acquisition.
(D)	Includes primarily interest, net; foreign exchange; corporate expenses; and share-based compensation expense.

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Revenues by Organizational Units
BD Medical
Medical Surgical Systems	$516,024	$472,195	$1,495,553	$1,387,286
Diabetes Care	199,961	174,870	576,807	514,746
Pharmaceutical Systems	279,471	216,749	715,851	598,501
Ophthalmic Systems	20,940	18,172	59,721	51,843
	$1,016,396	$881,986	$2,847,932	$2,552,376

BD Diagnostics
Preanalytical Systems	$290,761	$261,333	$836,422	$746,152
Diagnostic Systems	262,661	230,192	770,323	661,004
	$553,422	$491,525	$1,606,745	$1,407,156
BD Biosciences
Cell Analysis (A)	$222,075	$187,180	$646,909	$544,383
Discovery Labware	75,694	70,468	218,693	204,692
	$297,769	$257,648	$865,602	$749,075

	$1,867,587	$1,631,159	$5,320,279	$4,708,607

(A)	Cell Analysis consists of the Immunocytometry Systems and the Pharmingen organizational units that were previously reported separately.

Note 7 – Share-Based Compensation

The Company grants share-based awards under the 2004 Employee and Director Equity-Based Compensation Plan (the “2004 Plan”), which provides long-term incentive compensation to employees and directors. The Company believes such awards align the interests of its employees and directors with those of its shareholders.

The fair value of share-based payments is recognized as compensation expense in net income. For the three months ended June 30, 2008 and 2007, compensation expense charged to income was $22,233 and $24,560, respectively. For the nine months ended June 30, 2008 and 2007, compensation expense was $80,526 and $85,220, respectively.

The amount of unrecognized compensation expense for all non-vested share-based awards as of June 30, 2008 was approximately $129,298, which is expected to be recognized over a weighted-average remaining life of approximately 2.1 years.

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

Net pension and postretirement cost included the following components for the three months ended June 30:

	Pension Plans		Other Postretirement Benefits
	2008	2007	2008	2007
Service cost	$16,744	$17,366	$1,162	$771
Interest cost	20,651	19,026	3,727	3,353
Expected return on plan assets	(24,635)	(22,279)	-	-
Amortization of prior service cost	(288)	49	(1,558)	(1,818)
Amortization of loss	2,017	4,340	989	2,051

	$14,489	$18,502	$4,320	$4,357

Net pension and postretirement cost included the following components for the nine months ended June 30:

	Pension Plans		Other Postretirement Benefits
	2008	2007	2008	2007
Service cost	$49,900	$48,732	$3,487	$3,272
Interest cost	61,542	53,390	11,180	10,980
Expected return on plan assets	(73,415)	(62,516)	-	-
Amortization of prior service cost	(858)	136	(4,674)	(4,599)
Amortization of loss	6,009	12,177	3,022	4,378
Settlements	746	-	-	-

Net pension and postretirement cost	$43,924	$51,919	$13,015	$14,031

Postemployment benefit costs for the three months ended June 30, 2008 and 2007 were $5,941 and $6,028, respectively. For the nine months ended June 30, 2008 and 2007, postemployment benefit costs were $17,823 and $18,085, respectively.

Note 9 – Acquisition and Divestiture

Acquisition

On May 12, 2008, the Company acquired 100% of the outstanding stock of Cytopeia Inc., a privately held, Seattle-based corporation that develops and markets advanced flow cytometry cell sorting instruments. The acquisition advances the Company’s position in rapidly emerging areas of cell-based research, such as cell therapy research, stem cell research, drug discovery and development, and marine biology. The acquisition was accounted for as a business combination and the results of operations of Cytopeia were included in the Biosciences Segment’s results as of the acquisition date. Pro forma information was not provided as the acquisition did not have a material effect on the Company’s consolidated results. The purchase price was $43,049 in cash, including transaction costs. The purchase price was allocated based upon the fair values of the assets and liabilities acquired. The preliminary purchase price allocation is subject to adjustment for changes in additional information, including final asset valuations. The preliminary purchase price allocation resulted in a deferred tax asset of $4,290, core and developed technology of $20,000, deferred tax liabilities of $7,904, primarily associated with core and developed technology; and other net assets of $4,548, primarily consisting of accounts receivable and inventory. Core and developed technology will be amortized on a straight-line basis over its estimated useful life of approximately 15 years. The excess of the purchase price over the fair value of the assets acquired of $22,115 was recorded as goodwill. No portion of this goodwill is expected to be deductible for tax purposes.

Divestiture

In December 2006, the Company sold the blood glucose monitoring product line for $19,971. The Company separately presents the results of the product line as discontinued operations.

Results of discontinued operations were as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Revenues	$439	$4,087	$4,402	$26,938

(Loss)/income from discontinued operations before income taxes	(517)	7,044	1,418	37,228
Less income tax (benefit)/provision	(197)	2,704	538	14,066
(Loss)/income from discontinued operations, net	$(320)	$4,340	$880	$23,162

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Company Overview
Becton, Dickinson and Company (“BD” or the “Company”) is a medical technology company engaged principally in the development, manufacture and sale of a broad range of medical supplies, devices, laboratory equipment and diagnostic products used by healthcare institutions, life science researchers, clinical laboratories, industry and the general public. Our business consists of three worldwide business segments – BD Medical (“Medical”), BD Diagnostics (“Diagnostics”) and BD Biosciences (“Biosciences”). Our products are marketed in the United States and internationally through independent distribution channels, directly to end-users and by independent sales representatives.

Financial Results
BD reported third quarter revenues of $1.868 billion, representing an increase of 14.5% from the same period a year ago, and reflecting volume increases of approximately 8%, favorable foreign currency translation of approximately 7%, and price decreases of approximately 0.5% . Sales in the United States of safety-engineered devices of $261 million in the third quarter of 2008 grew 6% above such sales in the prior year’s period. Sales of safety-engineered devices outside the United States of $143 million in the third quarter of 2008 grew 31% above such sales in the prior year’s period. Overall, third quarter international revenues were $1.069 billion, representing an increase of 24% above the prior year’s period, including a 13% favorable impact due to foreign currency translation. As further discussed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2007, we face currency exposure that arises from translating the results of our worldwide operations to the U.S. dollar at exchange rates that fluctuate from the beginning of the period. We purchase option and forward contracts to partially protect against adverse foreign exchange rate movements.

Results of Operations

Revenues

Refer to Note 6 in the Notes to Condensed Consolidated Financial Statements for segment financial data.

Medical Segment
Third quarter revenues of $1.016 billion represented an increase of $134 million, or 15%, over the prior year’s quarter, including an estimated $65 million, or 7%, favorable impact due to foreign currency translation. Pharmaceutical Systems and Diabetes Care products led revenue growth in the segment. Global sales of safety-engineered products were $191 million, as compared with $169 million in the prior year’s quarter. For the nine-month period ended June 30, 2008, global sales of safety-engineered products were $557 million, as compared with $505 million in the prior year’s period. Total BD Medical Segment revenues for the nine-month period ended June 30, 2008 increased by 12% from the prior year’s nine-month period.

Diagnostics Segment
Third quarter revenues of $553 million represented an increase of $62 million, or 13%, over the prior year’s quarter, including an estimated $28 million, or 6%, favorable impact due to foreign currency translation. The Preanalytical Systems unit of the segment reported revenue growth of 11% over the prior year’s quarter. Global sales of safety-engineered products in the Preanalytical Systems unit totaled $213 million, compared with $187 million in the prior year’s quarter due, in large part, to strong sales of BD Vacutainer® Push Button Blood Collection Sets in the current year’s quarter. Revenues in the Diagnostic Systems unit of the segment increased 14% and reflect growth from TriPath products and infectious disease testing systems. For the nine-month period ended June 30, 2008, global sales of safety-engineered products in the Preanalytical Systems unit were $609 million as compared with $530 million in the prior year’s period. Total BD Diagnostics Segment revenues for the nine-month period ended June 30, 2008 increased by 14% from the prior year’s nine-month period.

Biosciences Segment
Third quarter revenues of $298 million represented an increase of $40 million, or 16%, over the prior year’s quarter, including an estimated $19 million, or 7%, favorable impact due to foreign currency translation. Demand for clinical and research instruments and reagents were the primary growth drivers. For the nine-month period ended June 30, 2008, total BD Biosciences Segment revenues increased by 16% from the prior year’s period.

Segment Operating Income

Medical Segment
Segment operating income for the third quarter was $285 million, or 28.1% of Medical revenues, compared with $247 million, or 28.0% of segment revenues, in the prior year’s quarter. Gross profit margin was lower than the third quarter of 2007 primarily due to the unfavorable impact resulting from increased costs of raw materials, manufacturing start-up costs, inventory write-offs, and decreased sales of products with higher margins, which were partially offset by productivity gains. See further discussion on gross profit margin below. Selling and administrative expense as a percentage of Medical revenues in the third quarter of 2008 was significantly lower than the comparable amount in the third quarter of 2007, due to disciplined spending controls instituted to address the impact of the items discussed above on gross margin. Research and development expenses for the quarter increased $2.8 million, or 10% above the prior year’s period, reflecting increased investment in new products and platforms. Segment operating income for the nine-month period was $799 million, or 28.1% of Medical revenues, compared with $728 million, or 28.5% in the prior year’s period due to the factors cited above.

Diagnostics Segment
Segment operating income for the third quarter was $135 million, or 24.5% of Diagnostics revenues, compared with $115 million, or 23.5% of segment revenues in the prior year’s quarter. Gross profit margin was lower than the third quarter of 2007 primarily due to increased costs of raw materials and start-up costs, partially offset by increased sales of products with relatively higher margins and the favorable impact of foreign currency translation. See further discussion on gross profit margin below. Selling and administrative expense as a percentage of Diagnostics revenues in the third quarter of 2008 was lower than the comparable amount in the third quarter of 2007, due to disciplined spending controls. Research and development expenses in the third quarter of 2008 increased 2%. Segment operating income for the nine-month period was $388 million, or 24.1% of Diagnostics revenues. Segment operating income for the prior year’s nine-month period was $224 million, which included the acquired in-process research and development charge of $115 million associated with the TriPath acquisition.

Biosciences Segment
Segment operating income for the third quarter was $83 million, or 27.8% of Biosciences revenues, compared with $59 million, or 22.7% of segment revenues, in the prior year’s quarter. Gross profit margin increased due to the favorable impact of foreign currency translation, productivity gains, and increased sales of products with relatively higher margins. See further discussion on gross profit margin below. Selling and administrative expense as a percentage of Biosciences revenues for the quarter decreased compared with the prior year’s quarter, as a result of disciplined spending controls. Research and development spending in the quarter increased $2.9 million, or 15% compared to the prior year period. This increase reflects higher spending on new product development. Segment operating income for the nine-month period was $246 million, or 28.4% of Biosciences revenues, compared with $183 million, or 24.4% in the prior year’s period. The prior year’s segment operating income, for both the third quarter and nine-month periods, included the acquired in-process research and development charge of $7 million associated with the Plasso acquisition.

Gross Profit Margin
Gross profit margin was 50.9% for the third quarter, compared with 51.5% for the comparable prior year period. Gross profit margin in the third quarter of 2008 as compared with the prior year’s period reflected an estimated 0.8% unfavorable impact resulting from increased costs of raw materials, primarily resins, and manufacturing start-up costs, and estimated 0.2% favorable impact of foreign currency translation. Increased sales of products with relatively higher margins and productivity gains were offset by, among other things, inventory write-offs. Gross profit margin in the nine-month period of 2008 of 51.1%, as compared with the prior year’s period of 51.9%, reflected an estimated 0.7% unfavorable impact resulting from increased costs of raw materials and manufacturing start-up costs. Increased sales of products with relatively higher margins and productivity gains were offset by, among other things, asset write-offs. We expect gross profit margin to decrease by about 50 basis points in fiscal year 2008 compared to 2007. Increased costs of raw materials, manufacturing start-up costs, and the asset write-offs recorded in the first nine months of 2008 are anticipated to more than offset expected productivity and product mix improvements.

Selling and Administrative Expense
Selling and administrative expense was 23.6% of revenues for the third quarter and 24.0% for the nine-month period, compared with 25.3% and 25.5%, respectively, for the prior year’s periods. The increase in aggregate expenses for the current period reflect an unfavorable foreign exchange impact of $24 million and increases in base spending of $5 million. The increase in aggregate expenses in the nine-month period reflect an unfavorable foreign exchange impact of $62 million; $7 million of expenses associated with TriPath, which was acquired in December 2006; and increases in base spending of $6 million. Selling and administrative expense as a percentage of revenues is expected to decrease by about 90 to 100 basis points in fiscal year 2008 compared to 2007.

Research and Development Expense
Research and development expense was $100 million for the third quarter, compared with the prior year’s amount of $93 million, an increase of 7.6% . Research and development expense was 5.4% of revenues in the third quarter, compared to 5.7% of revenues in the prior year’s period. Research and development expense was $288 million, or 5.4% of revenues, for the nine-month period in the current year, compared with the prior year’s amount of $260 million, or 5.5% of revenues. The increase in research and development expenditures reflect increased spending for new programs in each of our segments for the three and nine-month periods ended 2008. We anticipate Research and development expense to increase by about 10 to 11% for fiscal year 2008 above the prior year.

Non-Operating Expense and Income
Interest income was $11 million in the third quarter, compared with $12 million in the prior year’s period. For the nine-month period, interest income was $32 million compared with $37 million in the prior year’s period. The favorable impact of higher investment levels was more than offset by investment losses in assets related to our deferred compensation plan for both the quarter and nine-month periods. The related reduction in the deferred compensation liability was recorded as a reduction in selling and administrative expenses. Interest expense for the third quarter declined to $9 million from $12 million in the prior year’s period, as a result of a decline in interest rates. Interest expense for the nine-month period was $27 million, compared with $36 million in the prior year’s period, reflecting a decline in interest rates and higher levels of capitalized interest.

Income Taxes
The income tax rate was 27.5% for the third quarter, compared with the prior year’s rate of 27.1% . The nine-month tax rate was 27.2% compared with the prior year’s rate of 29.9% . The prior year’s nine-month rate reflected the non-deductibility of the acquired in-process research and development charges associated with the TriPath and Plasso acquisitions, which was partially offset by the impact of approximately 0.5% resulting from the retroactive reinstatement of the research and experimentation tax credit. The Company expects the reported tax rate for fiscal year 2008 to be about 27.5% ..

Income from Continuing Operations and Diluted Earnings Per Share from Continuing Operations
Income from continuing operations and diluted earnings per share from continuing operations for the third quarter of 2008 were $297 million and $1.18, respectively. Income from continuing operations and diluted earnings per share from continuing operations for the prior year’s third quarter were $240 million and 95 cents, respectively. The prior year’s period included the acquired in-process research and development charge of $7 million, or 3 cents per share, associated with the Plasso acquisition. Income from continuing operations and diluted earnings per share from continuing operations were $844 million and $3.34, respectively, for the nine-month period and $607 million and $2.38, respectively, in the prior year’s period. The prior year’s period included the acquired in-process research and development charges associated with the TriPath and Plasso acquisitions of $122 million or 48 cents per share.

Liquidity and Capital Resources
Net cash provided by continuing operating activities, which continues to be our primary source of funds to finance operating needs and capital expenditures, was $1.231 billion during the first nine months of 2008, compared with $875 million in the same period in 2007.

Net cash used for continuing investing activities for the first nine months of the current year was $571 million, compared with $781 million in the prior year period. The current year amount reflects the payment of $41 million of net cash relating to the Cytopeia acquisition. The prior year amount reflects the payment of $340 million of net cash for the TriPath acquisition. Capital expenditures were $418 million in the first nine months of 2008 and $366 million in the prior year’s period. We expect capital spending for fiscal year 2008 to be about $650 million.

Net cash used for continuing financing activities for the first nine months of the current year was $448 million, compared with $672 million in the prior year period. As of June 30, 2008, total debt of $1.2 billion represented 18.4% of total capital (shareholders' equity, net non-current deferred income tax liabilities, and debt), versus total debt of $1.2 billion, or 20.9% of total capital, at September 30, 2007. Short-term debt was 18% of total debt at the end of both June 30, 2008 and September 30, 2007. Issuance of common stock is net of cash outflows resulting from share repurchases to satisfy minimum tax withholding on share-based compensation vested or exercised.

For the first nine months of the current year, the Company repurchased $354 million of its common stock, compared with approximately $412 million of its common stock in the prior year period. At June 30, 2008, authorization to repurchase an additional 7.0 million common shares was in effect.

We have in place a commercial paper borrowing program that is available to meet our short-term financing needs, including working capital requirements. Borrowings outstanding under this program were $200 million at June 30, 2008. During the first quarter of 2008, we amended our syndicated credit facility to extend the expiration date from December 2011 to December 2012. This credit facility, under which there were no borrowings outstanding at June 30, 2008, provides backup support for our commercial paper program and can also be used for other general corporate purposes. This credit facility includes a single financial covenant that requires BD to maintain an interest expense coverage ratio (ratio of earnings before income taxes, depreciation and amortization to interest expense) of not less than 5-to-1 for the most recent four consecutive fiscal quarters. On the last eight measurement dates, this ratio has ranged from 17-to-1 to 30-to-1. In addition, we have informal lines of credit outside the United States.

Contractual Obligations
The contractual obligations table as of September 30, 2007, included in the “Financial Review” section of our 2007 Annual Report, did not reflect amounts associated with uncertain tax positions. As a result of the adoption on October 1, 2007 of Financial Accounting Standards Board (“FASB”) Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (see Note 2 to the Condensed Consolidated Financial Statements), our year-end disclosure of contractual obligations will now include information concerning uncertain tax positions. As of June 30, 2008, there have been no significant changes in our contractual obligations.

Adoption of New Accounting Standards
In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (“SFAS”) 157, “Fair Value Measurements”. SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. This Statement is effective for us beginning October 1, 2008, and applies to interim periods. We do not anticipate the implementation of this Statement will be material to our consolidated financial position or results of operations.

Cautionary Statement Regarding Forward-Looking Statements
BD and its representatives may from time-to-time make certain forward-looking statements in publicly-released material, both written and oral, including statements contained in this report and other filings with the Securities and Exchange Commission (“SEC”) and in our other reports to shareholders. Forward-looking statements may be identified by the use of words like “plan,” “expect,” “believe,” “intend,” “will,” “anticipate,” “estimate” and other words of similar meaning in conjunction with, among other things, discussions of future operations and financial performance, as well as our strategy for growth, product development, regulatory approvals, market position and expenditures. All statements that address operating performance or events or developments that we expect or anticipate will occur in the future -- including statements relating to volume growth; sales and earnings per share growth; expenses and margins; and statements expressing views about future operating results -- are forward-looking.

Forward-looking statements are based on current expectations of future events. The forward-looking statements are, and will be, based on management's then-current views and assumptions regarding future events and operating performance, and speak only as of their dates. Investors should realize that if underlying assumptions prove inaccurate or unknown risks or uncertainties materialize, actual results could vary materially from our expectations and projections. Investors are therefore cautioned not to place undue reliance on any forward-looking statements. Furthermore, we undertake no obligation to update or revise any forward-looking statements whether as a result of new information, future events and developments or otherwise, except as required by applicable laws or regulations.

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

  We sell certain products to pharmaceutical companies that are used to manufacture, or are sold with, products sold by such companies. As a result, fluctuations in demand for the products of these pharmaceutical companies could adversely affect our operating results.

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

  Pending and potential litigation or other proceedings adverse to BD, including antitrust claims, product liability claims, and patent infringement claims, and the availability or collectibility of insurance relating to such claims.

  The effects, if any, of adverse media exposure or other publicity regarding BD’s business or operations.

  Our ability to achieve the projected level or mix of product sales. Our earnings forecasts are generated based on such projected volumes and sales of many product types, some of which are more profitable than others.

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

Item 4.       Controls and Procedures

An evaluation was carried out by BD’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of BD’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of June 30, 2008. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were, as of the end of the period covered by this report, effective.

During the first nine months of fiscal year 2008, including the third quarter, BD migrated certain of its international locations from their legacy general ledger system to BD’s enterprise resource planning (“ERP”) system. This transition was not in response to any identified deficiency or weakness in our internal control over financial reporting.

There were no other changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.

Legal Proceedings

We are involved, both as a plaintiff and a defendant, in various legal proceedings which arise in the ordinary course of business, including product liability and environmental matters as set forth in our 2007 Annual Report on Form 10-K and subsequent filings with the Securities and Exchange Commission.

Since March 31, 2008, the following developments have occurred with respect to the legal proceedings in which we are involved:

Therasense
On April 4, 2008, the court granted BD summary judgment with respect to two of the Therasense patents asserted against BD, finding no infringement by BD. On June 24, 2008, the court ruled that a third patent asserted against BD was invalid and unenforceable. A jury trial regarding the fourth patent is currently ongoing.

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

Item 1A.	Risk Factors

There have been no material changes from the risk factors disclosed in Part 1, Item 1A, of our Annual Report on Form 10-K for the 2007 fiscal year.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth certain information regarding our purchases of common stock of BD during the quarter ended June 30, 2008.

Issuer Purchases of Equity Securities

			Total Number of
			Shares Purchased	Maximum Number
			as Part of	of Shares that May
For the three months ended	Total Number of	Average Price	Publicly	Yet Be Purchased
June 30, 2008	Shares Purchased	Paid per	Announced Plans	Under the Plans or
	(1)	Share	or Programs (2)	Programs (2)
April 1 – 30, 2008	402,346	$88.32	400,000	7,461,814
May 1 – 31, 2008	493,321	$86.74	492,300	6,969,514
June 1 – 30, 2008	254	$81.73	-	6,969,514
Total	895,921	$87.45	892,300	6,969,514

(1)
Includes 3,446 shares purchased during the quarter in open market transactions by the trust relating to BD’s Deferred Compensation Plan and 1996 Directors’ Deferral Plan, and 175 shares delivered to BD in connection with stock option exercises.

(2)
These repurchases were made pursuant to a repurchase program covering 10 million shares authorized by the Board of Directors of BD on July 24, 2007 (the “2007 Program”). There is no expiration date for the 2007 Program.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.

Other Information

As was previously reported, Becton Dickinson France, S.A. (“BD-France”), a BD subsidiary was listed among approximately 2,200 other companies in an October 2005 report of the Independent Inquiry Committee (“IIC”) of the United Nations (“UN”) as having been involved in humanitarian contracts in which unauthorized payments were suspected of having been made to the Iraqi Government in connection with the UN’s Oil-for-Food Programme (the “Programme”) and a related investigation had been started by the French Judicial Police. In connection with the IIC’s report, Becton Dickinson AG, a Swiss subsidiary of BD, received a letter of inquiry from the Vendor Review Committee (“VRC”) of the United Nations Procurement Service in November 2005. The letter of inquiry said that the VRC is reviewing Becton Dickinson AG’s registration status in light of BD-France being listed in the IIC’s report and asked BD for any information BD might provide relating to the findings of the report. BD conducted an internal review and found no evidence that BD or any employee or representative of BD made, authorized, or approved improper payments to the Iraqi Government in connection with the Programme. BD reported the results of its internal review to the VRC. In May 2008, BD received a letter from the U.N. stating that Becton, Dickinson AG has been suspended from the U.N. Secretariat Procurement Division's vendor roster for a minimum period of six months. BD has sought review of the suspension. BD does not believe the suspension will have a material adverse effect on BD. As previously reported, in May 2007, the French Judicial Police conducted searches of BD-France’s offices with respect to matters that were the subject of the IIC report.

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

Dated: August 6, 2008

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