Form 10-K
period 2008-09-30
BECTON DICKINSON & CO
filed 2008-11-26
CIK 10795

As filed with the Securities and Exchange Commission on November 26, 2008

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2008     COMMISSION FILE NUMBER 1-4802

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

     As of March 31, 2008, the aggregate market value of the registrant’s outstanding common stock held by non-affiliates of the registrant was approximately $20,897,758,525.

     As of October 31, 2008, 243,115,261 shares of the registrant’s common stock were outstanding.

Documents Incorporated by Reference

     (1) Portions of the registrant’s Annual Report to Shareholders for the fiscal year ended September 30, 2008 are incorporated by reference into Parts I and II hereof.

     (2) Portions of the registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held February 3, 2009 are incorporated by reference into Part III hereof.

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

     BD is a medical technology company engaged principally in the development, manufacture and sale of a broad range of medical supplies, devices, laboratory equipment and diagnostic products used by healthcare institutions, life science researchers, clinical laboratories, industry and the general public.

Business Segments

     BD’s operations consist of three worldwide business segments: BD Medical, BD Diagnostics and BD Biosciences. Information with respect to BD’s business segments is included in Note 15 to the consolidated financial statements contained in the portions of BD’s Annual Report to Shareholders for the fiscal year ended September 30, 2008 attached hereto as Exhibit 13, and is incorporated herein by reference.

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

Acquisitions

     On May 12, 2008, BD acquired 100% of the outstanding stock of Cytopeia Inc., a privately-held corporation that develops and markets advanced flow cytometry cell sorting instruments. The acquisition advances BD’s position in rapidly emerging areas of cell-based research, such as cell therapy research, stem cell research, drug discovery and development, and marine biology. See further discussion of this acquisition in Note 3 to the consolidated financial statements contained in Exhibit 13, which is incorporated herein by reference.

International Operations

     BD’s products are manufactured and sold worldwide. BD’s operations outside the U.S. are conducted in Canada and in the following geographic regions: Europe (which includes the Middle East and Africa); Japan; Asia Pacific (which includes Australia and all of Asia except Japan); and Latin America (which includes Mexico and Brazil). The principal products sold by BD outside of the U.S. are hypodermic needles and syringes; insulin syringes and pen needles; diagnostic systems; BD VacutainerTM brand blood collection products; BD HypakTM brand prefillable syringe systems; infusion therapy products; flow cytometry instruments and reagents; and disposable laboratory products. BD has manufacturing operations outside the U.S. in Brazil, Canada, China, France, Germany, India, Ireland, Japan, Mexico, Pakistan, Singapore, South Korea, Spain, Sweden and the United Kingdom. Geographic information with respect to BD’s operations is included under the heading “Geographic Information” in Note 15 to the consolidated financial statements included in Exhibit 13, and is incorporated herein by reference.

     Foreign economic conditions and exchange rate fluctuations have caused the profitability related to foreign revenues to fluctuate more than the profitability related to domestic revenues. BD believes its activities in some countries outside the U.S. involve greater risk than its domestic business due to the factors cited herein, as well as the economic environment, local commercial and economic policies and political uncertainties. See further discussion of this risk in Item 1A. Risk Factors.

Distribution

     BD’s products are marketed in the U.S. and internationally through independent distribution channels and directly to end-users by BD and independent sales representatives. Sales to a single U.S. distributor that supplies products from the BD Medical and BD Diagnostics segments to many end-users accounted for approximately 9% of total BD revenues in fiscal 2008. However, the end-users of BD’s products have access to those products through other distributors, and, as a result, BD believes that sales to this distributor would be replaced largely, if not entirely, by other sales if BD no longer sold products to this distributor. Order backlog is not material to BD’s business inasmuch as orders for BD products generally are received and filled on a current basis, except for items temporarily out of stock. BD’s worldwide sales are not generally seasonal, with the exception of certain medical devices in the BD Medical segment and respiratory and flu diagnostic products in the BD Diagnostics segment that relate to seasonal diseases such as influenza.

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

Research and Development

     BD conducts its research and development activities at its operating units and at BD Technologies in Research Triangle Park, North Carolina. Substantially all of BD’s research and development activities are conducted in the U.S. BD also collaborates with certain universities, medical centers and other entities on research and development programs. BD also retains individual consultants to support its efforts in specialized fields. BD spent approximately $396 million, $360 million and $302 million on research and development during the fiscal years ended September 30, 2008, 2007 and 2006, respectively. In addition, BD incurred acquired in-process research and development charges of $122 million related to the acquisitions of TriPath and Plasso in fiscal year 2007, and $53 million related to the acquisition of GeneOhm in fiscal year 2006.

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

Competition

     BD operates in the increasingly complex and challenging medical technology marketplace whose dynamics are changing. Technological advances and scientific discoveries have accelerated the pace of change in medical technology, and regulation of increasingly more sophisticated and complex medical products is increasing. Companies of varying sizes compete in the global medical technology field. Some are more specialized than BD with respect to particular markets, and some have greater financial resources than BD. New companies have entered the field, particularly in the areas of safety-engineered devices and in life sciences, and established companies have diversified their business activities into the medical technology area. Other firms engaged in the distribution of medical technology products have become manufacturers of medical devices and instruments as well. Acquisitions and collaborations by and among other companies seeking a competitive advantage also affect the competitive environment. In addition, the entry into the market of manufacturers located in China and other low-cost manufacturing locations are creating increased pricing pressures, particularly in developing markets. Some competitors have also established manufacturing sites or have contracted with suppliers located in these countries as a means to lower their costs. New entrants may also appear, particularly from these low-cost countries.

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

Third-Party Reimbursement

     Healthcare providers and/or facilities are generally reimbursed for their services through numerous payment systems designed by governmental agencies (e.g., Medicare and Medicaid in the U.S., the National Health Service in the U.K., the Joint Federal Committee in Germany, the Commission d’Evaluation des Produits et prestations in France, and the Ministry for Health, Labor and Welfare in Japan), private insurance companies, and managed care organizations. The manner and level of reimbursement in any given case typically depends on the procedure(s) performed, the final patient diagnosis, the device(s) and/or drug(s) utilized, or a combination of these factors, and coverage and payment levels are determined at the payer’s discretion. The coverage policies and reimbursement levels of third-party payers may impact the decisions of healthcare providers and facilities regarding which medical products they purchase and the prices they are willing to pay for those products. Thus, changes in reimbursement level or method may either positively or negatively impact sales of BD products. While BD is actively engaged in promoting the value of its products for payers and patients, and it employs various efforts and resources to positively impact coverage, coding and payment processes in this regard, it has no direct control over payer decision-making with respect to coverage and adequate payment level for BD products. Additionally, we expect many payers to continue to explore cost-containment strategies (e.g., comparative effectiveness analyses, so-called “pay-for-performance” programs implemented by various public and private payers, etc.) that could potentially impact coverage and/or payment levels for current or future BD products.

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

     In November 2006, we received a warning letter from the FDA resulting from an inspection of our facility in San Lorenzo, Puerto Rico, at which we manufacture certain blood collection products. In response to the warning letter, BD developed and implemented a comprehensive corrective and preventive action plan that was reviewed by the FDA during a re-inspection of the San Lorenzo facility that was completed in fiscal year 2007. The FDA found all warning letter commitments met and satisfactory and closed out the warning letter in fiscal year 2008.

     BD believes it is in compliance in all material respects with the regulations promulgated by such agencies, and that such compliance has not had, and, BD believes, should not have, a material adverse effect on BD. BD also believes that its operations comply in all material respects with applicable environmental laws and regulations. BD believes that our regulatory and environmental compliance has not had, and, will not have, a material adverse effect on our operations or results. See Item 3. Legal Proceedings.

Employees

     As of September 30, 2008, BD had 28,277 employees, of whom 12,649 were employed in the United States (including Puerto Rico). BD believes that its employee relations are satisfactory.

Other Matters

     Becton Dickinson France, S.A. (“BD-France”), a subsidiary of BD, was listed among approximately 2,200 other companies in an October 27, 2005 report of the Independent Inquiry Committee (“IIC”) of the United Nations (“UN”) as having been involved in humanitarian contracts in which unauthorized payments were suspected of having been made to the Iraqi Government in connection with the UN’s Oil-for-Food Programme (the “Programme”). In connection with the IIC’s report, Becton Dickinson AG, a Swiss subsidiary of BD, received a letter of inquiry from the Vendor Review Committee (“VRC”) of the United Nations Procurement Service dated November 22, 2005. The letter of inquiry said that the VRC is reviewing Becton Dickinson AG’s registration status in light of BD-France being listed in the IIC’s report and asked us for any information we might provide relating to the findings of the report. BD conducted an internal review and found no evidence that BD or any BD employee made, authorized, or approved improper payments to the Iraqi Government in connection with the Programme. The representative utilized by BD in Iraq also unequivocally denied having made any such payments, and BD was unable to find any evidence of such payments being made by this representative. BD has also reported the results of its internal review to the VRC. In May 2008, BD received a letter from the U.N. stating that Becton, Dickinson AG has been suspended from the U.N. Secretariat Procurement Division’s vendor roster for a minimum period of six months. BD has sought review of the suspension. BD believes that the suspension has not had or will not have a material adverse effect on BD.

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

Forward-Looking Statements

     BD and its representatives may from time-to-time make certain forward-looking statements in publicly-released materials, both written and oral, including statements contained in this report and filings with the SEC and in our other reports to shareholders. Additional information regarding our forward-looking statements is contained in the “Financial Review” contained in Exhibit 13.

Item 1A. Risk Factors.

     An investment in BD involves a variety of risks and uncertainties. The following describes some of the significant risks that could adversely affect BD’s business, financial condition, operating results or cash flows.

Current economic conditions could adversely affect our operations.

     Financial markets in the United States and abroad have experienced extreme disruption, including severely diminished liquidity and credit availability. While these conditions and the current economic downturn have not impaired our ability to access credit markets or adversely affected our operations to date, there can be no assurance that these conditions will not adversely affect our business in the future, particularly if there is further deterioration in the world financial markets and major economies. The current conditions may also adversely affect the business of our customers and the amount spent on healthcare generally. This could result in a decrease in the demand for our products and services, longer sales cycles, slower adoption of new technologies and increased price competition. In addition, these conditions may adversely affect our suppliers, such as resin suppliers that do substantial business with the automotive industry, which could cause disruptions in our ability to produce our products.

Inflation could adversely affect the results of our operations.

     Our results of operations could be negatively impacted by inflation in the cost of raw materials, components, freight and energy. In particular, BD purchases supplies of resins, which are oil-based components used in the manufacture of certain products. Any significant increases in resin purchase costs could impact future operating results. Increases in the price of oil can also increase BD’s costs for packaging and transportation. If we are unable to mitigate these cost increases, our profitability may be adversely affected.

We are subject to foreign currency exchange risk.

     Over half of our fiscal year 2008 revenues were derived from international operations. Our revenues outside the U.S. may be adversely affected by fluctuations in foreign currency exchange rates. Recently, worldwide currencies have experienced extreme volatility. A discussion of the financial impact of exchange rate fluctuations and the ways and extent to which we attempt to mitigate such impact is contained under the heading “Financial Instrument Market Risk” under “Financial Review” contained in Exhibit 13, which is incorporated herein by reference. We cannot predict with any certainty changes in foreign currency exchange rates or the degree to which we can mitigate these risks.

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

     The medical device industry is subject to rapid technological changes, and we face significant competition across our product lines and in each market in which our products are sold. We face this competition from a wide range of companies. These include large medical device companies, some of which may have greater financial and marketing resources than us. We also face competition from firms that are more specialized than us with respect to particular markets. Non-medical device companies, including pharmaceutical companies, also offer or are attempting to develop alternative therapies for disease states that may be delivered without a medical device. See “Competition” under Item 1. Business. The development of new or improved products, processes or technologies by other companies (such as needle-free injection technology) may render our products or proposed products obsolete or less competitive. In addition, the entry into the market of manufacturers located in China and other low-cost manufacturing locations are creating increased pricing pressures, particularly in developing markets. Some competitors have also established manufacturing sites or have contracted with suppliers located in these countries as a means to lower their costs. New entrants may also appear, particularly from these low-cost countries.

A reduction or interruption in the supply of certain raw materials and components would adversely affect BD’s manufacturing operations and related product sales.

     BD purchases many different types of raw materials and components. We have generally been able to obtain adequate supplies of these materials. However, certain raw materials (primarily related to the BD Biosciences segment) and components are not available from multiple sources. In addition, for quality assurance, cost-effectiveness and other reasons, BD elects to purchase certain raw materials and components from sole suppliers. The supply of these materials can be disrupted for a number of reasons. While we work with suppliers to ensure continuity of supply, no assurance can be given that these efforts will be successful. In addition, where there are regulatory requirements relating to the qualification of suppliers, we may not be able to establish additional or replacement sources on a timely basis. The termination, reduction or interruption in supply of these sole-sourced raw materials and components could impact our ability to manufacture and sell certain of our products.

Interruption of our manufacturing operations could adversely affect BD’s future revenues and operating income.

     We have manufacturing sites all over the world. In addition, in some instances, the manufacturing of certain of our product lines is concentrated in one or more of our plants. As a result, weather, natural disasters (including pandemic disease), terrorism, political change, or damage to one or more of our facilities could adversely affect our ability to manufacture our products.

BD is subject to a number of pending lawsuits.

     BD is a defendant in a number of pending lawsuits, including purported class action lawsuits for alleged antitrust violations and product liability, and could be subject to additional lawsuits in the future. A more detailed description of these lawsuits is contained in Item 3. Legal Proceedings. Given the uncertain nature of litigation generally, we are not able in all cases to estimate the amount or range of loss that could result from an unfavorable outcome of the litigation to which we are a party. In view of these uncertainties, we could incur charges in excess of any currently established accruals and, to the extent available, excess liability insurance. Any such future charges, individually or in the aggregate, could adversely effect BD’s results of operations and cash flows.

Consolidation in the healthcare industry could adversely affect BD’s future revenues and operating income.

     The medical device industry has experienced a significant amount of consolidation. As a result of this consolidation, competition to provide goods and services to customers has increased. In addition, group purchasing organizations and integrated health delivery networks have served to concentrate purchasing decisions for some customers, which has placed pricing pressure on medical device suppliers. Further consolidation in the industry could exert additional pressure on the prices of our products.

Changes in reimbursement practices of third-party payers could affect the demand for our products and the prices at which they are sold.

     Our sales depend, in part, on the extent to which healthcare providers and facilities are reimbursed by government authorities, private insurers and other third-party payers for the costs of our products. The coverage policies and reimbursement levels of third-party payers may affect which products customers purchase and the prices they are willing to pay for these products. Legislative or administrative reforms to reimbursement systems in the U.S. or abroad could significantly reduce reimbursement for procedures using BD medical devices, or result in denial of reimbursement for those products. See “Third-Party Reimbursement” under Item 1. Business.

Product defects could adversely affect the results of our operations.

     The design, manufacture and marketing of medical devices involve certain inherent risks. Manufacturing or design defects, unanticipated use of our products, or inadequate disclosure of risks relating to the use of the product can lead to injury or other adverse events. These events could lead to recalls or safety alerts relating to our products (either voluntary or required by the FDA or similar governmental authorities in other countries), and could result, in certain cases, in the removal of a product from the market. Any recall could result in significant costs, as well as negative publicity and damage to our reputation that could reduce demand for our products. Personal injuries relating to the use of our products can also result in product liability claims being brought against us. In some circumstances, such adverse events could also cause delays in new product approvals.

We may experience difficulties implementing our enterprise resource planning system.

     We have initiated a project to upgrade our enterprise resource planning (“ERP”) system. Our ERP system is critical to our ability to accurately maintain books and records, record transactions, provide important information to our management and prepare our financial statements. The design and implementation of the new ERP system will require the investment of significant financial and human resources. The total cost needed to implement the new ERP system may turn out to be more than we currently anticipate. In addition, we may not be able to successfully implement the new ERP system without experiencing difficulties. Any disruptions, delays or deficiencies in the design and implementation of the new ERP system could adversely affect our ability to process orders, ship products, provide services and customer support, send invoices and track payments, fulfill contractual obligations or otherwise operate our business, which could, in turn, adversely affect our results of operations, financial condition and cash flows.

BD is subject to extensive regulation.

     BD is subject to extensive regulation by the FDA pursuant to the Federal Food, Drug and Cosmetic Act, by comparable agencies in foreign countries, and by other regulatory agencies and governing bodies. Most of BD’s products must receive clearance or approval from the FDA or counterpart non-U.S. regulatory agencies before they can be marketed or sold. The process for obtaining marketing approval or clearance may take a significant period of time and require the expenditure of substantial resources. The process may also require changes to our products or result in limitations on the indicated uses of the products. In addition, regulatory requirements outside the U.S. change frequently, requiring prompt action to maintain compliance, particularly when product modifications are required.

     Following the introduction of a product, these agencies also periodically review our manufacturing processes and product performance. Our failure to comply with the applicable good manufacturing practices, adverse event reporting, clinical trial and other requirements of these agencies could delay or prevent the production, marketing or sale of our products and result in fines, delays or suspensions of regulatory clearances, closure of manufacturing sites, seizures or recalls of products and damage to our reputation.

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

     BD operations outside the U.S. subject BD to certain risks, including the effects of fluctuations in foreign currency exchange (as discussed above), the spread of a global economic downturn, changes in foreign regulatory requirements, potential political instability, trade barriers, weakening of the protection of intellectual property rights in some countries, and restrictions on the transfer of capital across borders. The success of our operations outside the U.S. will depend, in part, on our ability to acquire or form alliances with local companies and make necessary infrastructure enhancements to, among other things, our production facilities and distribution networks.

Reductions in customers’ research budgets or government funding may adversely affect our BD Biosciences segment.

     Our BD Biosciences segment sells products to researchers at pharmaceutical and biotechnology companies, academic institutions, government laboratories and private foundations. Research and development spending of our customers can fluctuate based on spending priorities and general economic conditions. A number of these customers are also dependent upon grants from U.S. government agencies, such as the U.S. National Institutes of Health (“NIH”), and agencies in other countries for their funding. The level of government funding of research and development is unpredictable, and may be adversely affected by the current economic downturn. In addition, there have been instances where NIH grants have been frozen or otherwise unavailable for extended periods. Any reduction or delay in governmental funding could cause our customers to delay or forego purchases of our products.

Our operations are dependent in part on patents and other intellectual property rights.

     Many of BD’s businesses rely on patent, trademark and other intellectual property rights. While we do not believe that the loss of any one patent or other intellectual property asset would materially adversely affect BD operations, these intellectual property assets, in the aggregate, are of material importance to our business. BD can lose the protection afforded by these intellectual property assets through patent expirations, legal challenges or governmental action. Patents attained by competitors, particularly as patents on our products expire, may also adversely affect our competitive position. The loss of a significant portion of our portfolio of intellectual property assets may have an adverse effect on our earnings, financial condition or cash flows.

Natural disasters, war and other events could adversely affect BD’s future revenues and operating income.

     Natural disasters, pandemics, war, terrorism, labor disruptions and international conflicts, and actions taken by the United States and other governments in response to such events, could cause significant economic disruption and political and social instability in the U.S. and in areas outside of the U.S. in which we operate. These events could result in decreased demand for our products, adversely affect our manufacturing and distribution capabilities, or increase the costs for or cause interruptions in the supply of materials from our suppliers.

We need to attract and retain key employees to be competitive.

     Our ability to compete effectively depends upon our ability to attract and retain executives and other key employees, including people in technical, marketing, sales and research positions. Competition for experienced employees, particularly for persons with specialized skills, can be intense. The Company’s ability to recruit such talent will depend on a number of factors, including compensation and benefits, work location and work environment. If we cannot effectively recruit and retain qualified executives and employees, our business could be adversely affected.

Item 1B. Unresolved Staff Comments.

     None.

Item 2. Properties.

     BD’s executive offices are located in Franklin Lakes, New Jersey. As of November 1, 2008, BD owned and leased approximately 16,061,566 square feet of manufacturing, warehousing, administrative and research facilities throughout the world. The U.S. facilities, including Puerto Rico, comprise approximately 6,813,412 square feet of owned and 1,858,102 square feet of leased space. The international facilities comprise approximately 5,940,130 square feet of owned and 1,449,922 square feet of leased space. Sales offices and distribution centers included in the total square footage are also located throughout the world.

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

     The U.S. facilities include facilities in Arizona, California, Connecticut, Florida, Georgia, Illinois, Indiana, Maryland, Massachusetts, Michigan, Missouri, Nebraska, New Jersey, North Carolina, Pennsylvania, South Carolina, Tennessee, Texas, Utah, Washington, DC, Washington, Wisconsin and Puerto Rico.

The international facilities are grouped as follows:

     —Canada includes approximately 65,650 square feet of owned and 152,891 square feet of leased space.

     —Europe and Eastern Europe, Middle East and Africa include facilities in Austria, Belgium, Denmark, Egypt, England, Finland, France, Germany, Greece, Hungary, Ireland, Italy, Kenya, the Netherlands, Norway, Poland, Russia, Saudi Arabia, South Africa, Spain, Sweden, Switzerland, Turkey and the United Arab Emirates, and are comprised of approximately 2,686,331 square feet of owned and 692,642 square feet of leased space.

     —Latin America includes facilities in Argentina, Brazil, Chile, Colombia, Costa Rica, Mexico, Peru and Venezuela, and is comprised of approximately 1,385,454 square feet of owned and 253,054 square feet of leased space.

     —Asia Pacific includes facilities in Australia, China, Hong Kong, India, Indonesia, Japan, Malaysia, New Zealand, Pakistan, the Philippines, Singapore, South Korea, Taiwan, Thailand and Vietnam, and is comprised of approximately 1,802,695 square feet of owned and 351,335 square feet of leased space.

     The following table summarizes property information by business segment.

	Corporate	Biosciences	Medical	Diagnostics	Mixed (A)	Total
Leased
Sites	2	11	70	12	35	130
Square feet	5,112	315,648	1,245,104	227,271	1,514,889	3,308,024
Manufacturing square footage	0	29,914	291,353	46,213	0	367,480
Manufacturing sites	0	3	7	3	0	13
Owned
Sites	2	6	24	13	9	54
Square feet	489,094	831,330	6,210,561	2,519,385	2,703,172	12,753,542
Manufacturing square footage	0	395,330	3,988,933	1,456,561	300,550	6,141,374
Manufacturing sites	0	6	24	13	2	45
Total
Sites	4	17	94	25	44	184
Square feet	494,206	1,146,978	7,455,665	2,746,656	4,218,061	16,061,566
Manufacturing square footage	0	425,244	4,280,286	1,502,774	300,550	6,508,854
Manufacturing sites	0	9	31	16	2	58

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

     On June 6, 2006, UltiMed, Inc., a Minnesota company, filed suit against BD in the U.S. District Court in Minneapolis, Minnesota (UltiMed, Inc. v. Becton, Dickinson and Company (06CV2266)). The plaintiff alleges, among other things, that BD excluded the plaintiff from the market for home use insulin syringes by entering into anticompetitive contracts in violation of federal and state antitrust laws. The plaintiff seeks money damages and injunctive relief.

     In June 2007, Retractable Technologies, Inc. (“RTI”) filed a complaint against BD under the caption Retractable Technologies, Inc. vs. Becton Dickinson and Company (Civil Action No. 2:07-cv-250, U.S. District Court, Eastern District of Texas). RTI alleges that the BD Integra™ syringes infringe patents licensed exclusively to RTI. In its complaint, RTI also alleges that BD engaged in false advertising with respect to certain of BD’s safety-engineered products in violation of the Lanham Act; acted to exclude RTI from various product markets and to maintain its market share through, among other things, exclusionary contracts in violation of state and federal antitrust laws; and engaged in unfair competition. In January 2008, the court granted BD’s motion to sever the patent and non-patent claims into separate cases. The non-patent claims have been stayed, pending resolution of RTI’s patent claims. The trial on the patent claims is currently scheduled to commence in March 2009. RTI seeks money damages and injunctive relief. On April 1, 2008, RTI filed a complaint against BD under the caption Retractable Technologies, Inc. and Thomas J. Shaw v. Becton Dickinson and Company (Civil Action No. 2:08-cv-141, U.S. District Court, Eastern District of Texas). RTI alleges that the BD Integra™ syringes infringe another patent licensed exclusively to RTI. RTI seeks money damages and injunctive relief. On August 29, 2008, the court ordered the consolidation of these two cases.

     BD, along with another manufacturer and several medical product distributors, is named as a defendant in two product liability lawsuits relating to healthcare workers who allegedly sustained accidental needlesticks, but have not become infected with any disease. Generally, these actions allege that healthcare workers have sustained needlesticks using hollow-bore needle devices manufactured by BD and, as a result, require medical testing, counseling and/or treatment. In some cases, these actions additionally allege that the healthcare workers have sustained mental anguish. Plaintiffs seek money damages in all of these actions. BD had previously been named as a defendant in nine similar suits relating to healthcare workers who allegedly sustained accidental needlesticks, each of which has either been dismissed with prejudice or voluntarily withdrawn. Regarding the two pending suits:

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

     BD continues to oppose class action certification in the pending cases, including pursuing all appropriate rights of appeal.

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

     On May 28, 2004, Therasense, Inc. (“Therasense”) filed suit against BD (Therasense, Inc. and Abbott Laboratories v. Nova Biomedical Corporation and Becton, Dickinson and Company (Case Number: C 04-02123 WDA, U.S. District Court, Northern District of California)) asserting that BD’s blood glucose monitoring products infringe four Therasense patents and seeking money damages. On August 10, 2004, in response to a motion filed by Therasense in the U.S. District Court for the District of Massachusetts, the court transferred to the court in California an action previously filed by BD against Therasense requesting a declaratory judgment that BD’s products do not infringe the Therasense patents and that the Therasense patents are invalid. On April 4, 2008, the Court granted BD summary judgment with respect to two of the patents asserted against BD, finding no infringement by BD. On June 24, 2008, the Court ruled that a third patent asserted against BD was invalid and unenforceable. On August 8, 2008, a jury delivered a verdict in BD’s favor, finding that the last of the four patents asserted against BD was invalid. Abbott/Therasense have appealed some of these decisions, and it is possible that other decisions will also be appealed after the Court rules on post-trial motions.

     On September 19, 2007, BD was served with a qui tam complaint filed by a private party against BD in the United States District Court, Northern District of Texas, alleging violations of the Federal False Claims Act (“FCA”) and the Texas False Claims Act (the “TFCA”) (U.S. ex rel Fitzgerald v. BD et al. (Civil Action No. 3:03-CV-1589, U.S. District Court, Northern District of Texas). The suit alleges that a group purchasing organization’s practices with its suppliers, including BD, inflated the costs of healthcare reimbursement. Under the FCA, the United States Department of Justice, Civil Division has a certain period of time in which to decide whether to join the claim against BD as an additional plaintiff; if not, the private plaintiff is free to pursue the claim on its own. A similar process is followed under the TFCA. To BD’s knowledge, no decision has yet been made by the Civil Division or the State of Texas whether to join this claim. In September 2008, the Court dismissed certain of the plaintiff’s claims, but denied the Company’s motion to dismiss with respect to other claims.

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

Name	Age	Position
Edward J. Ludwig	57	Director since 1999; Chairman, President and Chief Executive
		Officer since February 2002.

Donna M. Boles	55	Senior Vice President—Human Resources since June 2006; Vice
		President—Human Resources from June 2005 to June 2006;
		and, prior thereto, Vice President, Human Resources, BD
		Medical.

Scott P. Bruder	46	Senior Vice President and Chief Technology Officer since
		September 2007; Worldwide Vice President, Johnson & Johnson
		Regenerative Therapeutics, LLC from December 2005 to August
		2007; Worldwide Vice President, DePuy Biologics, a unit of
		DePuy, Inc., a Johnson & Johnson Company, from October 2003
		to November 2005; and, prior thereto, Worldwide Vice
		President, Orthobiologics, DePuy Spine, DePuy Orthopaedics,
		and DePuy Mitek, operating companies within DePuy, Inc.

Gary M. Cohen	49	Executive Vice President since June 2006; and, prior thereto,
		President—BD Medical.

John R. Considine	58	Vice Chairman and Chief Financial Officer since March 2008;
		Senior Executive Vice President and Chief Financial Officer
		from June 2006 to March 2008; and, prior thereto, Executive
		Vice President and Chief Financial Officer.

David T. Durack	63	Senior Vice President—Corporate Medical Affairs since June
		2006; and, prior thereto, Vice President—Corporate Medical
		Affairs.

Vincent A. Forlenza	55	Executive Vice President since June 2006; President—BD
		Biosciences from March 2003 to June 2006; and, prior thereto,
		Senior Vice President—Technology, Strategy and Development.

A. John Hanson	64	Executive Vice President since June 2006; and, prior thereto,
		President—BD Europe.

William A. Kozy	56	Executive Vice President since June 2006; President—BD
		Diagnostics from November 2003 to June 2006; President—BD
		Clinical Laboratory Solutions and Company Operations from
		May 2002 to November 2003; and, prior thereto, Senior Vice
		President—Company Operations.

Jeffrey S. Sherman	53	Senior Vice President and General Counsel since June 2006;
		Vice President and General Counsel from January 2004 to June
		2006; and, prior thereto, Vice President and Associate General
		Counsel of Wyeth.

Patricia B. Shrader	58	Senior Vice President—Corporate Regulatory and External
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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

     BD’s common stock is listed on the New York Stock Exchange. As of October 31, 2008, there were approximately 8,787 shareholders of record. Additional information required by this item appears under the caption “Common Stock Prices and Dividends” on page 63 of Exhibit 13, and is incorporated herein by reference. Certain other information required by this item will be contained under the captions “Equity Compensation Plan Information” and “Ownership of BD Stock” in BD’s Proxy Statement, and such information is incorporated herein by reference.

Issuer Repurchases of Equity Securities

     The table below sets forth certain information regarding BD’s purchases of its common stock during the fiscal quarter ended September 30, 2008.

Issuer Purchases of Equity Securities

				Maximum Number
			Total Number of Shares	of Shares that
	Total Number	Average	Purchased as Part of	may yet be
For the Three Months Ended	of Shares	Price Paid	Publicly Announced	Purchased Under the
September 30, 2008	Purchased (1)	per Share	Plans or Programs (2)	Plans or Programs
July 1-31, 2008	353,115	$ 85.11	350,000	6,619,514
August 1-31, 2008	502,790	$ 85.37	500,000	6,119,514
September 1-30, 2008	263,979	$ 87.76	263,600	5,855,914
Total	1,119,884	$ 85.85	1,113,600	5,855,914

(1)

Includes for the quarter 3,650 shares purchased in open market transactions by the trustees under BD’s Deferred Compensation Plan and 1996 Directors’ Deferral Plan. Also includes 2,634 shares delivered to BD in connection with stock option exercises.

(2)

These repurchases were made pursuant to a repurchase program for 10 million shares announced on July 24, 2007. A repurchase program for an additional 10 million shares was announced on November 25, 2008. Neither program has an expiration date.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

     The information required by this item is included in the text contained under the caption “Financial Instrument Market Risk” on pages 23-24 of, and in notes 1 and 9 to the consolidated financial statements contained in, Exhibit 13, and each is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data.

     The information required by this item is included on pages 33-62 of Exhibit 13 and is incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     None.

Item 9A. Controls and Procedures.

     An evaluation was conducted by BD’s management, with the participation of BD’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of BD’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of September 30, 2008. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were, as of the end of the period covered by this report, effective and designed to ensure that material information relating to BD and its consolidated subsidiaries would be made known to them by others within these entities. There were no changes in BD’s internal control over financial reporting during the fiscal quarter ended September 30, 2008 identified in connection with the above-referenced evaluations that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting.

     Management’s Report on Internal Control Over Financial Reporting and the Report of Independent Registered Public Accounting Firm on pages 33 and 35, respectively, of Exhibit 13 are incorporated herein by reference.

Item 9B. Other Information.

     Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

     The information relating to directors and the Audit Committee of the BD Board of Directors required by this item will be contained under the captions Proposal 1. “Election of Directors” and “Board of Directors—Committee Membership and Function—Audit Committee” in a definitive proxy statement involving the election of directors, which the registrant will file with the SEC not later than 120 days after September 30, 2008 (the “Proxy Statement”), and such information is incorporated herein by reference.

     The information relating to executive officers required by this item is included herein in Part I under the caption “Executive Officers of the Registrant.”

     Certain other information required by this item will be contained under the captions “Ownership of BD Common Stock—Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance—Significant Governance Practices—Business Conduct and Compliance Guide” in BD’s Proxy Statement, and such information is incorporated herein by reference.

Item 11. Executive Compensation.

     The information required by this item will be contained under the captions “Board of Directors—Non-Management Directors’ Compensation,” “Corporate Governance—Significant Governance Practices—Compensation Committee Interlocks and Insider Participation,” “Compensation Discussion and Analysis,” “Report of the Compensation and Benefits Commitee,” and “Compensation of Named Executive Officers” in BD’s Proxy Statement, and such information is incorporated herein by reference.

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

Item 15. Exhibits, Financial Statement Schedules.

(a)  Financial Statements

     The following consolidated financial statements of BD included in Exhibit 13 at the pages indicated in parentheses, are incorporated by reference in Item 8 of this report:

  Reports of Independent Registered Public Accounting Firm (pages 34-35)

  Consolidated Statements of Income—Years ended September 30, 2008, 2007 and 2006 (page 36)

  Consolidated Statements of Comprehensive Income—Years ended September 30, 2008, 2007 and 2006 (page 37)

  Consolidated Balance Sheets—September 30, 2008 and 2007 (page 38)

  Consolidated Statements of Cash Flows—Years ended September 30, 2008, 2007 and 2006 (page 39)

  Notes to Consolidated Financial Statements (pages 40-62)

(b)  Financial Statement Schedules

     The following consolidated financial statement schedule of BD is included herein at the page indicated in parentheses:

     Schedule II—Valuation and Qualifying Accounts (page 20)

     All other schedules for which provision is made in the applicable accounting regulations of the Securities Exchange Act of 1934 are not required under the related instructions or are inapplicable, and, therefore, have been omitted.

(c) Exhibits

     See the Exhibit Index beginning on page 19 hereof for a list of all management contracts, compensatory plans and arrangements required by this item (Exhibit Nos. 10(a)(i) through 10(p)), and all other Exhibits filed or incorporated by reference as a part of this report.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BECTON, DICKINSON AND COMPANY

By:	/s/ DEAN J. PARANICAS
Dean J. Paranicas
Vice President, Corporate Secretary
and Public Policy

Dated: November 26, 2008

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on the 26th day of November, 2008 by the following persons on behalf of the registrant and in the capacities indicated.

Name	Capacity

/s/ EDWARD J. LUDWIG	Chairman, President and
(Edward J. Ludwig)	Chief Executive Officer
(Principal Executive Officer)

/s/ JOHN R. CONSIDINE	Vice Chairman and Chief Financial Officer
(John R. Considine)	(Principal Financial Officer)

/s/ WILLIAM A. TOZZI	Vice President–Finance
(William A. Tozzi)	(Principal Accounting Officer)

Basil L. Anderson*	Director
Henry P. Becton, Jr.*	Director
Edward F. DeGraan*	Director
Claire M. Fraser-Liggett*	Director
Marshall O. Larsen*	Director
Adel A.F. Mahmoud*	Director
Gary A. Mecklenburg*	Director
Cathy E. Minehan*	Director
James F. Orr*	Director
Willard J. Overlock, Jr.*	Director
Bertram L. Scott*	Director
Alfred Sommer*	Director

*By:	/s/ DEAN J. PARANICAS
Dean J. Paranicas
Attorney-in-fact

SCHEDULE II

BECTON, DICKINSON AND COMPANY
VALUATION AND QUALIFYING ACCOUNTS
Years Ended September 30, 2008, 2007 and 2006
(Thousands of dollars)

	Col. A	Col. B	Col. C	Col. D		Col. E
			Additions
		Balance at	Charged to			Balance at
		Beginning	Costs and	Deductions/		End of
	Description	of Period	Expenses	Other		Period
2008
	Against trade receivables:
	For doubtful accounts	$29,238	$5,405	$7,934	(A)	$26,709
	For cash discounts	10,412	50,055	51,562		8,905
	Total	$39,650	$55,460	$59,496		$35,614
2007
	Against trade receivables:
	For doubtful accounts	$28,440	$2,550	$1,752	(A)	$29,238
	For cash discounts	9,816	39,575	38,979		10,412
	Total	$38,256	$42,125	$40,731		$39,650
2006
	Against trade receivables:
	For doubtful accounts	$33,384	$1,115	$6,059	(A)	$28,440
	For cash discounts	14,225	36,161	40,570		9,816
	Total	$47,609	$37,276	$46,629		$38,256

(A) Accounts written off.

EXHIBIT INDEX

Exhibit
Number	Description	Method of Filing
3(a)(i)	Restated Certificate of Incorporation, as amended	Incorporated by reference to Exhibit 3(a) to the
	January 22, 1990	registrant’s Annual Report on Form 10-K for fiscal
year ended September 30, 1990

3(a)(ii)	Amendment to the Restated Certificate of	Incorporated by reference to Exhibit 3(a) to the
	Incorporation, as of August 5, 1996	registrant’s Quarterly Report on Form 10-Q for the
period ended June 30, 1996

3(a)(iii)	Amendment to the Restated Certificate of	Incorporated by reference to Exhibit 3(b) to the
	Incorporation, as of August 10, 1998	registrant’s Quarterly Report on Form 10-Q for the
period ended June 30, 1998

3(b)	By-Laws, as amended and restated as of	Incorporated by reference to Exhibit 3.1 to the
	September 30, 2008	registrant’s Current Report on Form 8-K dated
September 30, 2008

4(d)	Indenture, dated as of March 1, 1997, between the	Incorporated by reference to Exhibit 4(a) to Form
	registrant and The Chase Manhattan Bank (now	8-K filed by the registrant on July 31, 1997
JPMorgan Chase Bank)
The registrant hereby agrees to furnish to the
Commission upon request a copy of any other
instruments which define the rights of holders of
long-term debt of the registrant.

10(a)(i)	Form of Employment Agreement with executive	Incorporated by reference to Exhibit 10(a)(iii) to
	officers relating to employment following a change	the registrant’s Annual Report on Form 10-K for
	of control of the registrant	the fiscal year ended September 30, 2005

10(a)(ii)	Form of Employment Agreement with corporate	Incorporated by reference to Exhibit 10(a)(iv) to
	officers (other than executive officers) relating to	the registrant’s Annual Report on Form 10-K for
	employment following a change of control of the	the fiscal year ended September 30, 2005
registrant

10(b)	Stock Award Plan, as amended and restated as of	Incorporated by reference to Exhibit 10(a) to the
	January 1, 2006	registrant’s Quarterly Report on Form 10-Q for the
period ended February 8, 2006

10(c)	Performance Incentive Plan, as amended and restated	Incorporated by reference to Exhibit 10(c) to the
	September 30, 2008	registrant’s Current Report on Form 8-K for the
dated September 30, 2008

10(d)(i)	Deferred Compensation and Retirement Benefit Restoration	Filed with this report
Plan, as amended and restated as of November 26,
2008

10(d)(ii)	1996 Directors’ Deferral Plan, as amended and restated	Filed with this report
as of November 26, 2008

10(f)(ii)	Employee Participation Agreement dated November	Incorporated by reference to Exhibit 10(i)(iii) to
	27, 2000 between the registrant and John R.	the registrant’s Annual Report on Form 10-K for
	Considine	the period ended September 30, 2000

10(f)(ii)	Agreement dated December 18, 2000 between the	Incorporated by reference to Exhibit 10(i)(iv) to
	registrant and John R. Considine	the registrant’s Annual Report on Form 10-K for
the period ended September 30, 2000

10(g)(i)	1994 Restricted Stock Plan for Non Employee	Incorporated by reference to Exhibit A to the
	Directors	registrant’s Proxy Statement dated January 5, 1994

10(g)(ii)	Amendment to the 1994 Restricted Stock Plan for	Incorporated by reference to Exhibit 10(j)(ii) to the
	Non-Employee Directors as of November 26, 1996	registrant’s Annual Report on Form 10-K for the
fiscal year ended September 30, 1996

10(h)(i)	1995 Stock Option Plan, as amended and restated	Incorporated by reference to Exhibit 10(k) to the
	January 27, 1998	registrant’s Annual Report on Form 10-K for the
fiscal year ended September 30, 1998

Exhibit
Number	Description	Method of Filing
10(h)(ii)	Amendments dated as of April 24, 2000 to the 1995	Incorporated by reference to Exhibit 10(k) to the
	Stock Option Plan, as amended and restated January	registrant’s Quarterly Report on Form 10-Q for
	27, 1998	the period ended June 30, 2000

10(i)(i)	1998 Stock Option Plan	Incorporated by reference to Exhibit 10.1 to the
registrant’s Quarterly Report on Form 10-Q/A for
the period ended March 31, 1998

10(i)(ii)	Amendments dated as of April 24, 2000 to the 1998	Incorporated by reference to Exhibit 10(l) to the
	Stock Option Plan	registrant’s Quarterly Report on Form 10-Q for
the period ended June 30, 2000

10(j)	Australian, French and Spanish addenda to the	Incorporated by reference to Exhibit 10(m) to the
	Becton, Dickinson and Company Stock Option Plans	registrant’s Annual Report on Form 10-K for the
fiscal year ended September 30, 1998

10(k)	Indian addendum to the Becton, Dickinson and	Incorporated by reference to Exhibit 10(n) to
	Company Stock Option Plans	registrant’s Annual Report on Form 10-K for the
fiscal year ended September 30, 1999

10(l)	China and Japan addenda to Becton, Dickinson and	Incorporated by reference to Exhibit 10(n)(i) to
	Company Stock Option Plans	registrant’s Annual Report on Form 10-K for the
fiscal year ended September 30, 2002

10(m)(i)	Non-Employee Directors 2000 Stock Option Plan	Incorporated by reference to Exhibit 10(o) to the
registrant’s Quarterly Report on Form 10-Q for
the period ended March 31, 2000

10(m)(ii)	Amendments dated as of April 24, 2000 to the Non-	Incorporated by reference to Exhibit 10(o) to the
	Employee Directors 2000 Stock Option Plan	registrant’s Quarterly Report on Form 10-Q for
the period ended June 30, 2000

10(n)	2002 Stock Option Plan	Incorporated by reference to Appendix A to the
registrant’s Proxy Statement dated January 2, 2002

10(o)	2004 Employee and Director Equity-Based	Filed with this report
Compensation Plan, as amended and restated as of
November 25, 2008

10(p)	Terms of Awards under 2004 Employee and Director	Filed with this report
Equity-Based Compensation Plan

10(q)	Amended and Restated Aircraft Time Sharing	Incorporated by reference to Exhibit 10(r) to the
	Agreement between Becton, Dickinson and Company	registrant’s Annual Report on Form 10-K for the
	and Edward J. Ludwig dated as of September 22,	fiscal year ended September 30, 2006
2006

10(r)	Amended and Restated Five-Year Credit Agreement,	Incorporated by reference to Exhibit 10(d) of the
	dated as of August 13, 2004 among the registrant and	registrant’s Quarterly Report on Form 10-Q for
	the banks named therein	the period ended June 30, 2004

13	Portions of the registrant’s Annual Report to	Filed with this report
Shareholders for fiscal year 2008

21	Subsidiaries of the registrant	Filed with this report

23	Consent of independent registered public accounting	Filed with this report
firm

24	Power of Attorney	Filed with this report

31	Certifications of Chief Executive Officer and Chief	Filed with this report
Financial Officer, pursuant to SEC Rule 13(a)-14(a)

32	Certifications of Chief Executive Officer and Chief	Filed with this report
Financial Officer, pursuant to Section 1350 of Chapter
63 of Title 18 of the U.S. Code

     Copies of any Exhibits not accompanying this Form 10-K are available at a charge of 25 cents per page by contacting: Investor Relations, Becton, Dickinson and Company, 1 Becton Drive, Franklin Lakes, New Jersey 07417-1880, Phone: 1-800-284-6845.