Form 10-Q
period 2008-12-31
BECTON DICKINSON & CO
filed 2009-02-09
CIK 10795

FORM 10-Q
UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	December 31, 2008

OR

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________________ to ____________

Commission file number	001-4802

Becton, Dickinson and Company
(Exact name of registrant as specified in its charter)

New Jersey	22-0760120
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
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
          Large accelerated filer ☒  Accelerated filer ☐   Non-accelerated filer ☐

          Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☒

          Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Shares Outstanding as of December 31, 2008
Common stock, par value $1.00	239,711,086

BECTON, DICKINSON AND COMPANY
FORM 10-Q
For the quarterly period ended December 31, 2008

TABLE OF CONTENTS

ITEM 1. FINANCIAL STATEMENTS
BECTON, DICKINSON AND COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
Thousands of dollars

	December 31,	September 30,
Assets	2008	2008
	(Unaudited)
Current Assets:
Cash and equivalents	$597,619	$830,477
Short-term investments	179,164	199,942
Trade receivables, net	1,072,010	1,079,051
Inventories:
Materials	167,977	162,726
Work in process	224,227	203,926
Finished products	777,896	713,774
	1,170,100	1,080,426
Prepaid expenses, deferred taxes and other	446,245	424,779
Total Current Assets	3,465,138	3,614,675

Property, plant and equipment	5,767,062	5,797,995
Less allowances for depreciation and amortization	3,072,251	3,053,521
	2,694,811	2,744,474
Goodwill	608,285	625,768
Core and Developed Technology, Net	321,193	348,531
Other Intangibles, Net	87,558	89,675
Capitalized Software, Net	146,027	133,486
Other	337,681	356,334
Total Assets	$7,660,693	$7,912,943
Liabilities and Shareholders’ Equity

Current Liabilities:
Short-term debt	$408,900	$201,312
Payables and accrued expenses	1,229,296	1,215,267
Total Current Liabilities	1,638,196	1,416,579
Long-Term Debt	747,760	953,226
Long-Term Employee Benefit Obligations	364,878	464,982
Deferred Income Taxes and Other	142,888	142,588
Commitments and Contingencies	-	-
Shareholders’ Equity:
Common stock	332,662	332,662
Capital in excess of par value	1,392,168	1,359,531
Retained earnings	7,068,177	6,838,589
Deferred compensation	16,116	14,694
Common shares in treasury – at cost	(3,818,333)	(3,532,398)
Accumulated other comprehensive income	(223,819)	(77,510)
Total Shareholders’ Equity	4,766,971	4,935,568

Total Liabilities and Shareholders’ Equity	$7,660,693	$7,912,943

See notes to condensed consolidated financial statements

BECTON, DICKINSON AND COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Thousands of dollars, except per share data
(Unaudited)

	Three Months Ended
	December 31,
	2008	2007
Revenues	$1,733,505	$1,705,767

Cost of products sold	804,298	829,846
Selling and administrative	409,942	421,718
Research and development	97,457	91,527
Total Operating Costs and Expenses	1,311,697	1,343,091

Operating Income	421,808	362,676

Interest income	1,651	13,528
Interest expense	(7,824)	(10,339)
Other income, net	9,411	707

Income From Continuing Operations Before
Income Taxes	425,046	366,572

Income tax provision	112,978	95,676

Income From Continuing Operations	312,068	270,896

Income from Discontinued Operations, net	14	652

Net Income	$312,082	$271,548

Basic Earnings per Share:
Income from Continuing Operations	$1.29	$1.11
Income from Discontinued Operations	-	-
Basic Earnings per Share	$1.29	$1.11

Diluted Earnings per Share:
Income from Continuing Operations	$1.26	$1.07
Income from Discontinued Operations	-	-
Diluted Earnings per Share	$1.26	$1.07

Dividends per Common Share	$0.330	$0.285

See notes to condensed consolidated financial statements

BECTON, DICKINSON AND COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Thousands of dollars
(Unaudited)

	Three Months Ended
	December 31,
	2008	2007
Operating Activities
Net income	$312,082	$271,548
Income from discontinued operations, net	(14)	(652)
Income from continuing operations	312,068	270,896
Adjustments to income from continuing operations to derive net cash provided by continuing operating activities, net of amounts acquired:
Depreciation and amortization	116,518	115,212
Share-based compensation	33,761	35,666
Deferred income taxes	9,293	(1,473)
Change in working capital	(100,847)	52,788
Pension obligation	(102,060)	(12,930)
Other, net	48	12,973
Net Cash Provided by Continuing Operating Activities	268,781	473,132

Investing Activities
Capital expenditures	(95,428)	(121,176)
Capitalized software	(25,069)	(4,140)
Purchases of investments, net	(8,825)	(4,752)
Other, net	253	(8,662)
Net Cash Used for Continuing Investing Activities	(129,069)	(138,730)

Financing Activities
Change in short-term debt	928	532
Payments of debt	(93)	(236)
Repurchase of common stock	(283,321)	(122,747)
Excess tax benefits from payments under share-based compensation plans	3,702	24,920
Dividends paid	(82,102)	-
Issuance of common stock and other, net	(6,651)	(3,547)
Net Cash Used for Continuing Financing Activities	(367,537)	(101,078)

Discontinued Operations
Net cash (used for) provided by operating activities	(917)	26

Effect of exchange rate changes on cash and equivalents	(4,116)	5,930
Net (decrease) increase in cash and equivalents	(232,858)	239,280

Opening Cash and Equivalents	830,477	511,482
Closing Cash and Equivalents	$597,619	$750,762

See notes to condensed consolidated financial statements

BECTON, DICKINSON AND COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Dollar and share amounts in thousands, except per share data
December 31, 2008

Note 1 - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, in the opinion of the management of the Company, include all adjustments which are of a normal recurring nature, necessary for a fair presentation of the financial position and the results of operations and cash flows for the periods presented. However, the financial statements do not include all information and footnotes required for a presentation in accordance with U.S. generally accepted accounting principles. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included or incorporated by reference in the Company’s 2008 Annual Report on Form 10-K. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year.

Note 2 – Accounting Change

In September 2006, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures relating to fair value measurements. In February 2008, the FASB deferred implementation of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities not measured at fair value on a recurring basis (at least annually) for one year. The Company implemented SFAS No. 157 for financial assets and liabilities, as well as other assets measured at fair value on a recurring basis, on October 1, 2008. The effect of this adoption did not materially impact the Company’s financial position or results of operations. The Company is assessing the impact of adopting SFAS No. 157 on October 1, 2009 for nonfinancial assets and liabilities measured on a nonrecurring basis.

Note 3 – Comprehensive Income

Comprehensive income was comprised of the following:

	Three Months Ended
	December 31,
	2008	2007
Net Income	$312,082	$271,548
Other Comprehensive (Loss) Income, Net of Tax
Foreign currency translation adjustments	(139,477)	28,248
Benefit plans adjustment	3,097	1,831
Unrealized losses on investments,
net of amounts reclassified	(29)	-
Unrealized (losses) gains on cash flow
hedges, net of amounts realized	(9,900)	1,309
	(146,309)	31,388
Comprehensive Income	$165,773	$302,936

Unrealized losses or gains on investments and cash flow hedges in comprehensive income have been adjusted to reflect any realized gains and recognized losses included in net income during the three months ended December 31, 2008 and 2007. Net gains (losses) on cash flow hedges, inclusive of hedging costs, recorded to revenues for the three months ended December 31, 2008 and 2007 were $32,717 and $(1,857), respectively. The change in foreign currency translation adjustments is primarily attributable to a stronger U.S. dollar, versus European and Latin American currencies, at December 31, 2008 compared to a weaker U.S. dollar against stronger European currencies at December 31, 2007.

Note 4 - Earnings per Share

The weighted average common shares used in the computations of basic and diluted earnings per share (shares in thousands) were as follows:

	Three Months Ended
	December 31,
	2008	2007
Average common shares outstanding	242,397	244,292
Dilutive share equivalents from
share-based plans	5,914	8,824
Average common and common
equivalent shares outstanding –
assuming dilution	248,311	253,116

Note 5 - Contingencies

The Company is named as a defendant in five purported class action suits brought on behalf of direct purchasers of the Company’s products, such as distributors, alleging that the Company violated federal antitrust laws, resulting in the charging of higher prices for the Company’s products to the plaintiff and other purported class members. The cases filed are as follows: Louisiana Wholesale Drug Company, Inc., et. al. vs. Becton Dickinson and Company (Civil Action No. 05-1602, U.S. District Court, Newark, New Jersey), filed on March 25, 2005; SAJ Distributors, Inc. et. al. vs. Becton Dickinson & Co. (Case 2:05-CV-04763-JD, U.S. District Court, Eastern District of Pennsylvania), filed on September 6, 2005; Dik Drug Company, et. al. vs. Becton, Dickinson and Company (Case No. 2:05-CV-04465, U.S. District Court, Newark, New Jersey), filed on September 12, 2005; American Sales Company, Inc. et. al. vs. Becton, Dickinson & Co. (Case No. 2:05-CV-05212-CRM, U.S. District Court, Eastern District of Pennsylvania), filed on October 3, 2005; and Park Surgical Co. Inc. et. al. vs. Becton, Dickinson and Compan y (Case 2:05-CV-05678- CMR, U.S. District Court, Eastern District of Pennsylvania), filed on October 26, 2005.

The actions brought by Louisiana Wholesale Drug Company and Dik Drug Company in New Jersey have been consolidated under the caption “In re Hypodermic Products Antitrust Litigation.”

The Company is also named as a defendant in four purported class action suits brought on behalf of indirect purchasers of the Company’s products, alleging that the Company violated federal antitrust laws, resulting in the charging of higher prices for the Company’s products to the plaintiff and other purported class members. The cases filed are as follows: Jabo’s Pharmacy, Inc., et. al. v. Becton Dickinson & Company (Case No. 2:05-CV-00162, U.S. District Court, Greenville, Tennessee), filed on June 7, 2005; Drug Mart Tallman, Inc., et. al. v. Becton Dickinson and Company (Case No. 2:06-CV-00174, U.S. District Court, Newark, New Jersey), filed on January 17, 2006; Medstar v. Becton Dickinson (Case No. 06-CV-03258-JLL (RJH), U.S. District Court, Newark, New Jersey), filed on May 18, 2006; and The Hebrew Home for the Aged at Riverdale v. Becton Dickinson and Company (Case No. 07-CV-2544, U.S. District Court, Southern District of New York), filed on March 28, 2007. A fifth purported class action on behalf of indirect purchasers International Multiple Sclerosis Management Practice v. Becton Dickinson & Company (Case No. 2:07-cv-10602, U.S. District Court, Newark, New Jersey), filed on April 5, 2007 was voluntarily withdrawn by the plaintiff.

The plaintiffs in each of the antitrust class action lawsuits seek monetary damages. All of the antitrust class action lawsuits have been consolidated for pre-trial purposes in a Multi-District Litigation (MDL) in federal court in New Jersey.

On June 6, 2006, UltiMed, Inc., a Minnesota company, filed suit against the Company in the U.S. District Court in Minneapolis, Minnesota (UltiMed, Inc. v. Becton, Dickinson and Company (06CV2266)). The plaintiff alleged, among other things, that the Company excluded the plaintiff from the market for home use insulin syringes by entering into anticompetitive contracts in violation of federal and state antitrust laws. The plaintiff sought money damages and injunctive relief. On January 6, 2009, the Company and UltiMed entered into a settlement agreement for this matter. Under the terms of the settlement, in exchange for mutual releases, the Company paid the sum of seven hundred fifty thousand dollars ($750,000), and UltiMed dismissed the matter with prejudice.

In June 2007, Retractable Technologies, Inc. (“RTI”) filed a complaint against the Company under the caption Retractable Technologies, Inc. vs. Becton Dickinson and Company (Civil Action No. 2:07-cv-250, U.S. District Court, Eastern District of Texas). RTI alleges that the BD Integra syringes infringe patents licensed exclusively to RTI. In its complaint, RTI also alleges that the Company engaged in false advertising with respect to certain of the Company’s safety-engineered products in violation of the Lanham Act; acted to exclude RTI from various product markets and to maintain its market share through, among other things, exclusionary contracts in violation of state and federal antitrust laws; and engaged in unfair competition. In January 2008, the court granted the Company’s motion to sever the patent and non-patent claims into separ ate cases. The non-patent claims have been stayed, pending resolution of RTI’s patent claims. The trial on the patent claims is currently scheduled to commence in October 2009. RTI seeks money damages and injunctive relief. On April 1, 2008, RTI filed a complaint against BD under the caption Retractable Technologies, Inc. and Thomas J. Shaw v. Becton Dickinson and Company (Civil Action No.2:08-cv-141, U.S. District Court, Eastern District of Texas). RTI alleges that the BD Integra syringes infringe another patent licensed exclusively to RTI. RTI seeks money damages and injunctive relief. On August 29, 2008, the court ordered the consolidation of these two cases.

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

In South Carolina, a suit has been filed on behalf of an unspecified number of healthcare workers seeking class action certification in state court under the caption Bales vs. Becton Dickinson et. al. (Case No. 98-CP-40- 4343, Richland County Court of Common Pleas), filed on November 25, 1998.

The Company continues to oppose class action certification in the pending cases, including pursuing all appropriate rights of appeal.

The Company, along with a number of other manufacturers, was named as a defendant in approximately 524 product liability lawsuits in various state and Federal courts related to natural rubber latex gloves which the Company ceased manufacturing in 1995. Cases pending in Federal court are being coordinated under the matter In re Latex Gloves Products Liability Litigation

(MDL Docket No. 1148) in Philadelphia, and analogous procedures have been implemented in the state courts of California, Pennsylvania, New Jersey and New York. Generally, these actions allege that medical personnel have suffered allergic reactions ranging from skin irritation to anaphylaxis as a result of exposure to medical gloves containing natural rubber latex. Since the inception of this litigation, 468 of these cases have been closed with no liability to the Company, and 46 cases have been settled for an aggregate de minimis amount.

On May 28, 2004, Therasense, Inc. (“Therasense”) filed suit against the Company (Therasense, Inc. and Abbott Laboratories v. Nova Biomedical Corporation and Becton, Dickinson and Company (Case Number: C 04-02123 WDA, U.S. District Court, Northern District of California)) asserting that the Company’s blood glucose monitoring products infringe four Therasense patents and seeking money damages. On August 10, 2004, in response to a motion filed by Therasense in the U.S. District Court for the District of Massachusetts, the court transferred to the court in California an action previously filed by the Company against Therasense requesting a declaratory judgment that the Company’s products do not infringe the Therasense patents and that the Therasense patents are invalid. On April 4, 2008, the Court granted the Company summary judgment with respect to two of the patents asserted against the Company, f inding no infringement by the Company. On June 24, 2008, the Court ruled that a third patent asserted against the Company was invalid and unenforceable. On August 8, 2008, a jury delivered a verdict in the Company’s favor, finding that the last of the four patents asserted against the Company was invalid. The plaintiffs have appealed these decisions.

On September 19, 2007, the Company was served with a qui tam complaint filed by a private party against the Company in the United States District Court, Northern District of Texas, alleging violations of the Federal False Claims Act (“FCA”) and the Texas False Claims Act (the “TFCA”) (U.S. ex rel Fitzgerald v. BD et al. (Civil Action No. 3:03-CV-1589, U.S. District Court, Northern District of Texas). The suit alleges that a group purchasing organization’s practices with its suppliers, including the Company, inflated the costs of healthcare reimbursement. Under the FCA, the United States Department of Justice, Civil Division has a certain period of time in which to decide whether to join the claim against the Company as an additional plaintiff; if not, the private plaintiff is free to pursue the claim on its own. A similar process is followed under the TFCA. To the Company’s knowledge, no decision has yet been made by the Civil Division or the State of Texas whether to join this claim. In September 2008, the Court dismissed certain of the plaintiff’s claims, but denied the Company’s motion to dismiss with respect to other claims.

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

	Three Months Ended
	December 31,
	2008	2007
Revenues (A)
Medical	$890,776	$909,284
Diagnostics	540,191	522,751
Biosciences	302,538	273,732
	$1,733,505	$1,705,767

Segment Operating Income
Medical	$262,294	$262,408
Diagnostics	154,535	126,926
Biosciences	99,689	78,675
Total Segment Operating Income	516,518	468,009
Unallocated Items (B)	(91,472)	(101,437)
Income from Continuing
Operations Before Income Taxes	$425,046	$366,572

(A)	Intersegment revenues are not material.
(B)	Includes primarily interest, net; foreign exchange gains and losses; corporate expenses and share-based compensation expense.

	Three Months Ended
	December 31,
	2008	2007
Revenues by Organizational Units
BD Medical
Medical Surgical Systems	$480,501	$498,811
Diabetes Care	195,592	189,387
Pharmaceutical Systems	194,781	201,941
Ophthalmic Systems	19,902	19,145
	$890,776	$909,284

BD Diagnostics
Preanalytical Systems	$278,154	$271,469
Diagnostic Systems	262,037	251,282
	$540,191	$522,751
BD Biosciences
Cell Analysis	$229,521	$205,113
Discovery Labware	73,017	68,619
	$302,538	$273,732

	$1,733,505	$1,705,767

Note 7 – Share-Based Compensation

The Company grants share-based awards under the 2004 Employee and Director Equity-Based Compensation Plan (the “2004 Plan”), which provides long-term incentive compensation to employees and directors. The Company believes such awards align the interests of its employees and directors with those of its shareholders.

The fair value of share-based payments is recognized as compensation expense in net income. For the three months ended December 31, 2008 and 2007, compensation expense charged to income was $33,761 and $35,666, respectively.

The amount of unrecognized compensation expense for all non-vested share-based awards as of December 31, 2008 was approximately $171,533, which is expected to be recognized over a weighted-average remaining life of approximately 2.5 years.

The fair values of stock appreciation rights granted during the annual share-based grants in November of 2008 and 2007, respectively, were estimated on the date of grant using a lattice-based binomial valuation model based on the following assumptions: risk-free interest rates of 2.73% and 3.83%, respectively; expected volatility of 28% and 27%, respectively; expected dividend yield of 2.11% and 1.35%, respectively; and expected life of 6.5 years for both periods.

Note 8 – Benefit Plans

The Company has defined benefit pension plans covering substantially all of its employees in the United States and certain foreign locations. The Company also provides certain postretirement healthcare and life insurance benefits to qualifying domestic retirees. Other postretirement benefit plans in foreign countries are not material.

Net pension and postretirement cost included the following components for the three months ended December 31:

	Pension Plans		Other Postretirement Benefits
	2008	2007	2008	2007
Service cost	$12,939	$16,570	$863	$1,155
Interest cost	21,135	20,436	3,807	3,723
Expected return on plan assets	(20,494)	(24,378)	-	-
Amortization of prior service cost	(276)	(285)	(116)	(1,558)
Amortization of loss (gain)	4,266	1,995	(36)	987

	$17,570	$14,338	$4,518	$4,307

Postemployment benefit costs for the three months ended December 31, 2008 and 2007 were $4,501 and $5,941, respectively.

Note 9 – Divestiture

In December 2006, the Company sold the blood glucose monitoring product line for $19,971. The Company separately presents the results of the product line as discontinued operations.

Results of discontinued operations were as follows:

	Three Months Ended
	December 31,
	2008	2007

Revenues	$-	$1,630

Income from discontinued operations
before income taxes	22	1,038
Income tax provision	8	386
Income from discontinued operations, net	$14	$652

Note 10 –Intangible Assets

Intangible assets consisted of:

	December 31, 2008		September 30, 2008
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Amortized intangible assets
Core and developed technology	$517,408	$196,215	$548,974	$200,443
Patents, trademarks, and other	296,964	218,421	297,321	216,697
	$814,372	$414,636	$846,295	$417,140

Unamortized intangible assets
Trademarks	$9,015		$9,051

Intangible amortization expense for the three months ended December 31, 2008 and 2007 was $11,723 and $12,633, respectively.

Note 11 – Financial Instruments

The Company adopted SFAS No. 157 for financial assets and liabilities on October 1, 2008. The provisions of SFAS No. 157 define fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 requires the categorization of assets and liabilities within a three-level hierarchy based upon inputs used in measuring fair value. The fair value of assets and liabilities carried at December 31, 2008 are classified in accordance with this hierarchy in the table below:

		Basis of Fair Value Measurement
		Quoted Prices	Significant
		in Active	Other
		Markets for	Observable	Significant
	Carrying	Identical Assets	Inputs	Unobservable
	Value	(Level 1)	(Level 2)	Inputs (Level 3)
Assets
Forward exchange
contracts	$83,673	$-	$83,673	$-
Interest rate swaps	6,780	-	6,780	-
Equity securities	193	193	-	-
Total Assets	$90,646	$193	$90,453	$-
Liabilities
Forward exchange
contracts	$40,307	$-	$40,307	$-
Commodity
forward contracts	237	-	237	-
	$40,544	$-	$40,544	$-

The Company utilizes forward exchange contracts and currency options to hedge substantially all transactional foreign exchange exposures primarily resulting from intercompany payables and receivables. The Company also enters into forward and option contracts to hedge certain forecasted sales that are denominated in foreign currencies. The Company also enters into forward contracts to hedge certain forecasted commodity purchases. In addition, the Company has entered into interest rate swaps in which it agrees to exchange, at specified intervals, the difference between fixed and floating interest amounts calculated by reference to an agreed-upon notional principal amount.

The Company measures the fair value of forward exchange contracts and currency options based upon observable inputs, specifically spot currency rates and forward currency prices for similar assets and liabilities. The fair value of forward commodity contracts and interest rate swaps are provided by the financial institutions that are counterparties to these arrangements.

Equity securities are valued using unadjusted quoted prices from active markets, such as stock exchanges, with frequent transactions and sufficient volume to provide pricing on an ongoing basis.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Company Overview
Becton, Dickinson and Company (“BD” or the “Company”) is a medical technology company engaged principally in the development, manufacture and sale of a broad range of medical supplies, devices, laboratory equipment and diagnostic products used by healthcare institutions, life science researchers, clinical laboratories, industry and the general public. Our business consists of three worldwide business segments – BD Medical (“Medical”), BD Diagnostics (“Diagnostics”) and BD Biosciences (“Biosciences”). Our products are marketed in the United States and internationally through independent distribution channels and directly to end-users by BD and independent sales representatives.

Overview of Financial Results
BD reported first quarter revenues of $1.734 billion, representing an increase of 1.6% from the same period a year ago, and reflecting volume increases of approximately 4%, price increases of less than 1%, and unfavorable foreign currency translation of approximately 3%. Sales in the United States of safety-engineered devices of $269 million in the first quarter of 2009 grew 1% above such sales in the prior year’s period. Sales of safety-engineered devices outside the United States of $134 million in the first quarter of 2009 grew 11% above such sales in the prior year’s period, which reflects an estimated impact of unfavorable foreign currency translation of 8 percentage points. Overall, first quarter international revenues were $925 million, representing an increase of 1% above the prior year’s period, after taking into account an estimated 5% unfavorable impact due to foreign currency translation.

As further discussed in our 2008 Annual Report on Form 10-K, we face currency exposure that arises from translating the results of our worldwide operations to the U.S. dollar at exchange rates that fluctuate from the beginning of the period. We purchase option and forward contracts to partially protect against adverse foreign exchange rate movements. Recently, there has been unusual volatility in foreign currency exchange rates. During the first quarter 2009, the U.S. dollar strengthened significantly against most foreign currencies, primarily the Euro. The resulting unfavorable impact of foreign currency translation on revenues in the first quarter of 2009 was mitigated to an extent by hedge gains associated with our hedging activities. In addition, the strengthening of the U.S. dollar during the first quarter of 2009 reduced the carrying value of inventory sold outside the United States, resulting in lower cost of goods sold, which had a favorable impact on gross profit margin for the quarter. Our financial projections for 2009 discussed below are based on our foreign exchange rate assumptions. Further fluctuations in foreign exchange rates during 2009 could have a material impact on our financial results.

Results of Operations

Revenues

Refer to Note 6 in the Notes to Condensed Consolidated Financial Statements for segment financial data.

Medical Segment
First quarter revenues of $891 million represented a decrease of $18 million, or 2%, from the prior year’s quarter, after taking into account an unfavorable impact due to foreign currency translation of $35 million, or 4%. Lower sales of Medical Surgical Systems products, primarily due to economic factors in the Eastern Europe, Middle East and Africa regions, and the decline, as expected, in sales of Pharmaceutical Systems products in the United States were offset in part by increased sales of insulin delivery devices in the Diabetes Care unit. Global sales of safety-engineered products of $193 million grew 1% after taking into account an estimated 2% unfavorable impact from foreign currency translation.

Diagnostics Segment
First quarter revenues of $540 million represented an increase of $17 million, or 3%, over the prior year’s quarter, after taking into account an estimated $15 million, or 3%, unfavorable impact due to foreign currency translation. Sales of safety-engineered devices, cancer diagnostics products and infectious disease testing systems contributed to revenue growth. Global sales of safety-engineered products of $210 million grew 7%, after taking into account a 3% unfavorable impact from foreign currency translation. Revenues in the Diagnostic Systems unit of the segment increased 4% and reflect growth our TriPath cancer diagnostics products and infectious disease testing systems, driven by our BD Probetec, BD Viper, BD Phoenix and BD GeneOhm instrument and reagent systems.

Biosciences Segment
First quarter revenues of $303 million represented an increase of $29 million, or 11%, over the prior year’s quarter. Clinical and research instruments were the primary growth drivers. Revenue growth included an estimated $2 million, or 1%, favorable impact due to foreign currency translation. We hedge against sales of U.S.-produced products that are sold outside the United States. Because all Biosciences products are produced in the United States, a larger portion of our hedge gains are allocated to the Biosciences segment than to our other two segments. These hedge gains resulted in a favorable impact from foreign currency translation for the quarter.

Segment Operating Income

Medical Segment
Segment operating income for the first quarter was $262 million, or 29.4% of Medical revenues, compared with $262 million, or 28.9% of segment revenues, in the prior year’s quarter. Gross profit margin was higher in the current quarter than the first quarter of 2008 due to favorable foreign currency translation, increased sales of product with higher margins and productivity gains, partially offset by increased costs of raw materials, asset write-offs, and manufacturing start-up costs. See further discussion on gross profit margin below. Selling and administrative expense as a percentage of Medical revenues in the first quarter of 2009 was slightly higher than the comparable amount in the first quarter of 2008. Research and development expenses for the quarter increased $3.6 million, or 14%, reflecting increased investment in new products and platforms.

Diagnostics Segment
Segment operating income for the first quarter was $155 million, or 28.6% of Diagnostics revenues, compared with $127 million, or 24.3% of segment revenues, in the prior year’s quarter. Gross profit margin was higher in the first quarter of 2009 compared to the prior year’s quarter due to increased sales of products with relatively higher margins and reduced startup costs, which were partially offset by increased costs of raw materials. See further discussion on gross profit margin below. Selling and administrative expense as a percentage of Diagnostics revenues in the first quarter of 2009 was slightly lower than the comparable amount in the first quarter of 2008, due to continued spending controls. Research and development expenses in the first quarter of 2009 increased $1.7 million, or 5%, primarily due to investment in new instrument and reagent products.

Biosciences Segment
Segment operating income for the first quarter was $100 million, or 33.0% of Biosciences revenues, compared with $79 million, or 28.7% of segment revenues, in the prior year’s quarter. Gross profit margin increased due to the favorable impact of foreign currency translation. See further discussion on gross profit margin below. Selling and administrative expense as a percentage of Biosciences revenues for the quarter decreased compared with the prior year’s quarter, as a result of continued spending controls. Research and development spending in the quarter increased $1.1 million, or 6%, compared with the prior year period. This increase reflects higher spending on new product development.

Gross Profit Margin
Gross profit margin was 53.6% for the first quarter, compared with 51.4% for the comparable prior year period. Gross profit margin in the first quarter of 2009 as compared with the prior year’s period reflected an estimated favorable impact of foreign currency translation of 260 basis points from both the net favorable impact from lower inventory costs and the hedging of certain foreign currencies, in particular the Euro, as previously discussed above under “Overview of Financial Results”. In addition, increased sales of products with relatively higher gross margins along with productivity improvements added an estimated 40 basis points to the gross margin. Partially offsetting these gains were increases in certain raw material costs and manufacturing start-up costs aggregating approximately 80 basis points. For the full fiscal year 2009, we expect gross profit margin to improve by about 80 basis points compared to 2008.

Selling and Administrative Expense
Selling and administrative expense was 23.6% of revenues for the first quarter, compared with 24.7% for the prior year’s period. Aggregate expenses for the current period reflect increases of $17 million which was more than offset by favorable foreign exchange impact of $18 million. Selling and administrative expense was also reduced by an $11 million reduction in the deferred compensation plan liability, as discussed below. Selling and administrative expense as a percentage of revenues is expected to decrease by about 90 basis points in fiscal year 2009 compared to 2008.

Research and Development Expense
Research and development expense was $97 million for the first quarter, compared with the prior year’s amount of $92 million, an increase of 6%. Research and development expense was 5.6% of revenues in the first quarter, compared with 5.4% of revenues in the prior year’s period. The increase in research and development expenditures reflect increased spending for new programs in each of our segments for the three-month period ended 2009. We anticipate Research and development expense to increase by about 7% for fiscal year 2009 above the prior year.

Non-Operating Expense and Income
Interest income was $2 million in the first quarter, compared with $14 million in the prior year’s period. The decrease resulted primarily from investment losses in assets related to our deferred compensation plan. The related reduction in the deferred compensation plan liability was recorded as a reduction in selling and administrative expenses. Interest expense was $8 million in the first quarter, compared with $10 million in the prior year’s period, which reflects lower interest rates on floating rate debt. Other income was $9 million in the first quarter, compared with $1 million in the prior year’s period, reflecting an increase in net foreign exchange gains of approximately $4 million as well as approximately $3 million of income relating to the completion of a collaborative research and development agreement.

Income Taxes
The income tax rate was 26.6% for the first quarter, compared with the prior year’s rate of 26.1% . The Company expects the reported tax rate for fiscal year 2009 to be about 27.5% .

Diluted Earnings Per Share from Continuing Operations
Diluted earnings per share from continuing operations of $1.26 for the first quarter of 2009 increased 18% from diluted earnings per share from continuing operations of $1.07 for the first quarter of 2008. The current quarter’s earnings reflect underlying performance as well as the overall impact of foreign exchange fluctuations, including foreign exchange hedge gains, as discussed above.

Liquidity and Capital Resources
Cash generated from operations, along with available cash and cash equivalents, is expected to be sufficient to fund our normal operating needs, including capital expenditures, cash dividends and common stock repurchases in 2009. Net cash provided by continuing operating activities was $269 million during the first quarter of 2009, compared with $473 million in the same period in 2008. Net cash provided by continuing operations in the first quarters of the current and prior year was reduced by changes in the pension obligation, resulting primarily from discretionary cash contributions of approximately $115 million and $23 million, respectively. The change in working capital from the prior year’s period reflects approximately $50 million related to an inventory build to mitigate concerns regarding continuity of supplies, including resins.

Net cash used for continuing investing activities for the first quarter of the current year was $129 million, compared with $139 million in the prior year period. Capital expenditures were $95 million in the first three months of 2009 and $121 million in the same period in 2008. We expect capital spending for fiscal year 2009 to be about $650 million.

Net cash used for continuing financing activities for the first quarter of the current year was $368 million, compared with $101 million in the prior year period. For the first quarter of the current year, the Company repurchased $283 million of its common stock, compared with approximately $123 million of its common stock in the prior year period. At December 31, 2008, authorization to repurchase an additional 11.5 million common shares was in effect. The Company also transferred cash on December 31, 2008 to fund dividends payable on January 2, 2009.

As of December 31, 2008, total debt of $1.2 billion represented 19.4% of total capital (shareholders’ equity, net non-current deferred income tax liabilities, and debt), versus 18.8% at September 30, 2008. Short-term debt increased to 35% of total debt at the end of December 31, 2008, from 17% at September 30, 2008, reflecting the reclassification of $200 million in 7.15% notes, due October 1, 2009, to short-term.

We have in place a commercial paper borrowing program that is available to meet our short-term financing needs, including working capital requirements. Borrowings outstanding under this program were $200 million at December 31, 2008. We have available a $1 billion syndicated credit facility with an expiration date in December 2012. This credit facility, under which there were no borrowings outstanding at December 31, 2008, provides backup support for our commercial paper program and can also be used for other general corporate purposes. This credit facility includes a single financial covenant that requires BD to maintain an interest expense coverage ratio (ratio of earnings before income taxes, depreciation and amortization to interest expense) of not less than 5-to-1 for the most recent four consecutive fiscal quarters. On the last eight measurement dates, this ratio has ranged from 19-to-1 to 33-to-1. In addition, we have informal lines of credit outside the United States.

Adoption of New Accounting Standards
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133” (“SFAS No. 161”). SFAS No. 161 amends and expands the disclosure requirements of Statement 133 (“SFAS 133”). The Statement requires qualitative disclosures regarding how and why an entity uses derivative instruments as well as how these instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations. Entities are also required to provide tabular disclosures that quantify the effects derivative instruments and hedged items have on financial position, financial performance, and cash flows. This is a disclosure-only standard and as such, the Company does not anticipate an impact on the consolidated financial statements as a result of its adoption. This Statement is effective for the Company beginning January 1, 2009.

Cautionary Statement Regarding Forward-Looking Statements
BD and its representatives may from time-to-time make certain forward-looking statements in publicly released material, both written and oral, including statements contained in this report and filings with the Securities and Exchange Commission (“SEC”) and in our other reports to shareholders. Forward-looking statements may be identified by the use of words like “plan,” “expect,” “believe,” “intend,” “will,” “anticipate,” “estimate” and other words of similar meaning in conjunction with, among other things, discussions of future operations and financial performance, as well as our strategy for growth, product development, regulatory approvals, market position and expenditures. All statements that address operating performance or events or developments that we expect or anticipate will occur in the future -- including statements relating to volume growth, sales and earnings per share growth, cash flows or uses, and statements expressing views about future operating results -- are forward-looking.

Forward-looking statements are based on current expectations of future events. The forward-looking statements, are and will be, based on management’s then-current views and assumptions regarding future events and operating performance, and speak only as of their dates. Investors should realize that if underlying assumptions prove inaccurate or unknown risks or uncertainties materialize, actual results could vary materially from our expectations and projections. Investors are therefore cautioned not to place undue reliance on any forward-looking statements. Furthermore, we undertake no obligation to update or revise any forward-looking statements whether as a result of new information, future events and developments or otherwise.

Although we do not currently anticipate a significant weakening of demand for our products as a result of the global economic slowdown, this could change depending on the severity and duration of the slowdown. In addition, the following are some important factors that could cause our actual results to differ from our expectations in any forward-looking statements:

  Instability in the global financial markets and world economies and the potential adverse effect on liquidity and capital resources for BD or its customers and suppliers, the cost of operating our business, the demand for our products and services, or the ability to produce our products. This includes the impact on developing countries and their demand for our products.

  Regional, national and foreign economic factors, including inflation, deflation and fluctuations in interest rates and foreign currency exchange rates and the potential effect of such fluctuations on revenues, expenses and resulting margins, as well as competition in certain markets.

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

  We sell certain products to pharmaceutical companies that are used to manufacture, or are sold with, products by such companies. As a result, fluctuations in demand for the products of these pharmaceutical companies could adversely affect our operating results.

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

  Our ability to implement the upgrade of our enterprise resource planning system. Any delays or deficiencies in the design and implementation of our upgrade could adversely affect our business.

  Adoption of, or changes in, government laws and regulations affecting domestic and foreign operations, including those relating to trade, monetary and fiscal policies, taxation, environmental matters, sales practices, price controls, licensing and regulatory approval of new products, regulatory requirements for products in the postmarketing phase, or changes in enforcement practices with respect to any such laws and regulations. In particular, environmental laws, particularly with respect to the emission of greenhouse gases, are becoming more stringent throughout the world, which may increase our costs of operations or necessitate changes in our manufacturing plants or processes.

  Fluctuations in U.S. and international governmental funding and policies for life sciences research.

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

  Pending and potential litigation or other proceedings adverse to BD, including antitrust claims, product liability claims, patent infringement claims and the availability or collectibility of insurance relating to such claims.

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

  The effects of natural disasters, including pandemic diseases, earthquakes, fire, or the effects of climate change on our ability to manufacture our products, particularly where production of a product line is concentrated in one or more plants, or on our ability to source components from suppliers that are needed for such manufacturing.

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

  Issuance of new or revised accounting standards by the Financial Accounting Standards Board or the Securities and Exchange Commission.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in information reported since the end of the fiscal year ended September 30, 2008.

Item 4. Controls and Procedures

An evaluation was carried out by BD’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of BD’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of December 31, 2008. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were, as of the end of the period covered by this report, effective. There were no changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings

We are involved, both as a plaintiff and a defendant, in various legal proceedings which arise in the ordinary course of business, including product liability and environmental matters as set forth in our 2008 Annual Report on Form 10-K.

Since September 30, 2008, the following developments have occurred with respect to the legal proceedings in which we are involved:

UltiMed
As previously reported, on January 6, 2009, Becton, Dickinson and Company (“BD”) and UltiMed, Inc. entered into an agreement to settle the matter of UltiMed, Inc. v. Becton, Dickinson and Company (Civil Action No. 06CV2266, United States District Court, District of Minnesota). Under the terms of the settlement, in exchange for mutual releases, BD will pay the sum of seven hundred fifty thousand dollars ($750,000), and UltiMed will dismiss the matter with prejudice.

RTI Patent Litigation
The trial in Retractable Technologies, Inc. vs. Becton Dickinson and Company (Civil Action No. 2:07-cv-250, U.S. District Court, Eastern District of Texas), has been rescheduled for October 2009.

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

Item 1A.	Risk Factors

There have been no material changes from the risk factors disclosed in Part 1, Item 1A, of our Annual Report on Form 10-K for the 2008 fiscal year.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth certain information regarding our purchases of common stock of BD during the quarter ended December 31, 2008.

Issuer Purchases of Equity Securities

			Total Number of
			Shares Purchased	Maximum Number
			as Part of	of Shares that May
For the three months ended	Total Number of	Average Price	Publicly	Yet Be Purchased
December 31, 2008	Shares Purchased	Paid per	Announced Plans	Under the Plans or
	(1)	Share	or Programs (2)	Programs (2)
October 1 – 31, 2008	2,342	$78.26	-	5,855,914
November 1 – 30, 2008	2,551,375	$65.85	2,550,000	13,305,914
December 1 – 31, 2008	1,802,282	$64.12	1,800,000	11,505,914
Total	4,355,999	$65.14	4,350,000	11,505,914

(1)

Includes 4,067 shares purchased during the quarter in open market transactions by the trustee under BD’s Deferred Compensation and Retirement Benefit Restoration Plan and 1996 Directors’ Deferral Plan, and 1,932 shares delivered to BD in connection with stock option exercises.

(2)

These repurchases were made pursuant to a repurchase program covering 10 million shares authorized by the Board of Directors of BD (the “Board”) on July 24, 2007 (the “2007 Program”). There is no expiration date for the 2007 Program. The Board authorized the repurchase of 10 million additional shares on November 24, 2008.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the fiscal quarter ended December 31, 2008.

Our Annual Meeting of Shareholders was held on February 3, 2009, at which the following matters were voted upon:

i.)	A management proposal for the election of four directors for the terms indicated below was voted upon as follows:

		Votes
Nominee	Term	For Votes	Withheld
Claire M. Fraser-Liggett	1 Year	212,359,443	1,882,959
Edward J. Ludwig	1 Year	211,081,212	3,161,190
Willard J. Overlock, Jr.	1 Year	206,363,401	7,879,001
Bertram L. Scott	1 Year	207,748,035	6,494,367

The directors whose term of office as a director continued after the meeting are: Basil L. Anderson, Henry P. Becton, Jr., Edward F. DeGraan, Marshall O. Larsen, Adel A.F. Mahmoud, Gary A. Mecklenburg, Cathy E. Minehan, James F. Orr and Alfred Sommer.

ii.)

A management proposal to ratify the selection of Ernst & Young, LLP as independent registered public accounting firm for the fiscal year ending September 30, 2009 was voted upon. 210,709,178 shares were voted for the proposal, 3,341,407 shares were voted against, and 191,817 shares abstained.

iii.)

A management proposal to amend BD’s Restated Certificate of Incorporation to provide for the annual election of directors was voted upon. 213,026,423 shares were voted for the proposal, 958,420 shares were voted against, and 257,559 shares abstained.

iv.)

A management proposal to amend the 2004 Employee and Director Equity- Based Compensation Plan was voted upon. 170,491,966 shares were voted for the proposal, 15,787,933 shares were voted against, 346,301 shares abstained, and there were 27,616,202 broker non-votes.

v.)

A management proposal requesting approval of material terms of performance goals under the 2004 Employee and Director Equity-Based Compensation Plan. 206,040,634 shares were voted for the proposal, 7,618,671 shares were voted against, 578,897 shares abstained, and there were 4,200 broker non-votes.

vi.)

A shareholder proposal requesting that the Board of Directors take the necessary steps to amend BD’s bylaws to give holders of 10% of BD’s common stock (or the lowest percentage allowed by law above 10%) the power to call a special shareholder meeting was voted upon. 112,863,059 shares were voted for the proposal, 73,225,879 shares were voted against, 541,462 shares abstained, and there were 27,612,002 broker non-votes.

vii.)

A shareholder proposal requesting that the Board of Directors take the necessary steps to provide for cumulative voting in the election of directors was voted upon. 80,170,748 shares were voted for the proposal, 105,990,467 shares were voted against, 469,185 shares abstained, and there were 27,612,002 broker non-votes.

Item 5.	Other Information

On February 3, 2009, BD amended its By-laws to reflect the dissolution of the Finance Committee of the Board of Directors.

Item 6.	Exhibits

	Exhibit 3(a)	Restated Certificate of Incorporation, as of February 3, 2009.

	Exhibit 3(b)	By-laws of the registrant, as amended as of February 3, 2009.

	Exhibit 10(a)	Form of Employment Agreement with executive officers relating to employment following a change of control of the registrant.

	Exhibit 10(o)	2004 Employee and Director Equity-Based Compensation Plan, as amended and restated as of November 25, 2008.

	Exhibit 10(r)	Amended and Restated Five-year Credit Agreement, dated as of December 1, 2006 among the registrant and the banks named therein (incorporated by reference to Exhibit 10(r) to the registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2007).

	Exhibit 31	Certifications of Chief Executive Officer and Chief Financial Officer, pursuant to SEC Rule 13a - 14(a).

	Exhibit 32	Certifications of Chief Executive Officer and Chief Financial Officer, pursuant to Rule 13a - 14(b) and Section 1350 of Chapter 63 of Title 18 of the U.S. Code.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Becton, Dickinson and Company
(Registrant)

Dated: February 9, 2009

/s/ David V. Elkins
David V. Elkins
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

/s/ Robert Oliynik
Robert Oliynik
Vice President and Controller
(Chief Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibits

3(a)	Restated Certificate of Incorporation, as of February 3, 2009.

3(b)	By-laws of the registrant, as amended as of February 3, 2009.

10(a)	Form of Employment Agreement with executive officers relating to employment following a change of control of the registrant.

10(o)	2004 Employee and Director Equity-Based Compensation Plan, as amended and restated as of November 25, 2008.

10(r)	Amended and Restated Five-year Credit Agreement, dated as of December 1, 2006 among the registrant and the banks named therein (incorporated by reference to Exhibit 10(r) to the registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2007).

31	Certifications of Chief Executive Officer and Chief Financial Officer, pursuant to SEC Rule 13a - 14(a).

32	Certifications of Chief Executive Officer and Chief Financial Officer, pursuant to Rule 13a - 14(b) and Section 1350 of Chapter 63 of Title 18 of the U.S. Code.