Form 10-Q
period 2009-03-31
BECTON DICKINSON & CO
filed 2009-05-06
CIK 10795

FORM 10-Q
UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑   No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐   No ☐
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐
     Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Shares Outstanding as of March 31, 2009

Common stock, par value $1.00	239,533,755

BECTON, DICKINSON AND COMPANY
FORM 10-Q
For the quarterly period ended March 31, 2009

ITEM 1. FINANCIAL STATEMENTS
BECTON, DICKINSON AND COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
Thousands of dollars

	March 31,	September 30,
	2009	2008
	(Unaudited)
Assets
Current Assets:
Cash and equivalents	$542,712	$830,477
Short-term investments	187,477	199,942
Trade receivables, net	1,062,106	1,079,051
Inventories:
Materials	166,771	162,726
Work in process	225,204	203,926
Finished products	788,765	713,774

	1,180,740	1,080,426
Prepaid expenses, deferred taxes and other	434,762	424,779

Total Current Assets	3,407,797	3,614,675

Property, plant and equipment	5,732,215	5,797,995
Less allowances for depreciation and amortization	3,069,142	3,053,521

	2,663,073	2,744,474
Goodwill	597,471	625,768
Core and Developed Technology, Net	307,891	348,531
Other Intangibles, Net	103,143	89,675
Capitalized Software, Net	158,664	133,486
Other	337,791	356,334

Total Assets	$7,575,830	$7,912,943

Liabilities and Shareholders’ Equity
Current Liabilities:
Short-term debt	$405,554	$201,312
Payables and accrued expenses	1,105,133	1,215,267

Total Current Liabilities	1,510,687	1,416,579

Long-Term Debt	747,670	953,226

Long-Term Employee Benefit Obligations	371,957	464,982

Deferred Income Taxes and Other	141,493	142,588

Commitments and Contingencies	—	—

Shareholders’ Equity:
Common stock	332,662	332,662
Capital in excess of par value	1,433,958	1,359,531
Retained earnings	7,252,772	6,838,589
Deferred compensation	15,718	14,694
Common shares in treasury — at cost	(3,870,615)	(3,532,398)
Accumulated other comprehensive income	(360,472)	(77,510)

Total Shareholders’ Equity	4,804,023	4,935,568

Total Liabilities and Shareholders’ Equity	$7,575,830	$7,912,943

See notes to condensed consolidated financial statements

BECTON, DICKINSON AND COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Thousands of dollars, except per share data
(Unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2009	2008	2009	2008
Revenues	$1,740,804	$1,746,925	$3,474,309	$3,452,692

Cost of products sold	838,101	853,807	1,642,399	1,683,654
Selling and administrative	440,502	415,523	850,444	837,240
Research and development	98,734	96,034	196,191	187,561

Total Operating Costs and Expenses	1,377,337	1,365,364	2,689,034	2,708,455

Operating Income	363,467	381,561	785,275	744,237

Interest income	4,312	8,005	5,962	21,534
Interest expense	(7,495)	(8,098)	(15,319)	(18,438)
Other (loss) income, net	(5,701)	828	3,711	1,535

Income From Continuing Operations Before Income Taxes	354,583	382,296	779,629	748,868

Income tax provision	93,256	106,661	206,233	202,337

Income From Continuing Operations	261,327	275,635	573,396	546,531

(Loss) income from Discontinued Operations, net	(53)	550	(40)	1,201

Net Income	$261,274	$276,185	$573,356	$547,732

Basic Earnings per Share:
Income from Continuing Operations	$1.09	$1.13	$2.38	$2.23
(Loss) income from Discontinued Operations	—	—	—	—

Basic Earnings per Share (A)	$1.09	$1.13	$2.38	$2.24

Diluted Earnings per Share:
Income from Continuing Operations	$1.06	$1.09	$2.32	$2.16
(Loss) income from Discontinued Operations	—	—	—	—

Diluted Earnings per Share	$1.06	$1.09	$2.32	$2.16

Dividends per Common Share	$0.330	$0.285	$0.660	$0.570

(A)	Total per share amounts may not add due to rounding.
See notes to condensed consolidated financial statements

BECTON, DICKINSON AND COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Thousands of dollars
(Unaudited)

	Six Months Ended
	March 31,
	2009	2008
Operating Activities
Net income	$573,356	$547,732
Loss (income) from discontinued operations, net	40	(1,201)

Income from continuing operations	573,396	546,531
Adjustments to income from continuing operations to derive net cash provided by continuing operating activities, net of amounts acquired:
Depreciation and amortization	233,796	232,059
Share-based compensation	56,470	58,293
Deferred income taxes	6,373	(10,861)
Change in working capital	(273,197)	(158,260)
Pension obligation	(90,090)	(963)
Other, net	19,006	19,485

Net Cash Provided by Continuing Operating Activities	525,754	686,284

Investing Activities
Capital expenditures	(223,190)	(265,950)
Capitalized software	(51,253)	(23,514)
Purchases of investments, net	(16,232)	(31,454)
Other, net	(29,005)	(16,374)

Net Cash Used for Continuing Investing Activities	(319,680)	(337,292)

Financing Activities
Change in short-term debt	(16)	261
Payments of debt	(192)	(366)
Repurchase of common stock	(341,518)	(276,355)
Excess tax benefits from payments under share-based compensation plans	9,633	50,486
Dividends paid	(158,706)	(139,438)
Issuance of common stock and other, net	11,246	51,608

Net Cash Used for Continuing Financing Activities	(479,553)	(313,804)

Discontinued Operations
Net cash used for operating activities	(1,796)	(379)

Effect of exchange rate changes on cash and equivalents	(12,490)	14,708

Net (decrease) increase in cash and equivalents	(287,765)	49,517

Opening Cash and Equivalents	830,477	511,482

Closing Cash and Equivalents	$542,712	$560,999

See notes to condensed consolidated financial statements

BECTON, DICKINSON AND COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Dollar and share amounts in thousands, except per share data
March 31, 2009
Note 1 — Basis of Presentation
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
Note 2 — Accounting Change
In March 2008, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 161, “Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133” (“SFAS No. 161”). SFAS No. 161 amends and expands the disclosure requirements of Statement No. 133 (“SFAS No. 133”). The Statement requires qualitative disclosures regarding how and why an entity uses derivative instruments as well as how these instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations. Entities are also required to provide tabular disclosures that quantify the effects derivative instruments and hedged items have on financial position, financial performance, and cash flows. The Company adopted SFAS No. 161 on March 31, 2009. SFAS No. 161 is a disclosure-only standard and, as such, did not impact the consolidated financial statements as a result of its adoption. The disclosures required under SFAS No. 161 are included in Note 11.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures relating to fair value measurements. In February 2008, the FASB deferred implementation of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities not measured at fair value on a recurring basis (at least annually) for one year. The Company implemented SFAS No. 157 for financial assets and liabilities, as well as other assets measured at fair value on a recurring basis, on October 1, 2008. The effect of this adoption did not materially impact the Company’s consolidated financial statements. The Company is assessing the impact of adopting SFAS No. 157 on October 1, 2009 for nonfinancial assets and liabilities measured on a nonrecurring basis. The disclosures required under SFAS No. 157 are included in Note 11.

Note 3 — Comprehensive Income
Comprehensive income was comprised of the following:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2009	2008	2009	2008
Net Income	$261,274	$276,185	$573,356	$547,732
Other Comprehensive (Loss) Income, Net of Tax
Foreign currency translation adjustments	(144,516)	171,957	(283,993)	200,205
Benefit plans adjustment	3,097	1,831	6,194	3,662
Unrealized (losses) gains on investments, net of amounts reclassified	(37)	25	(66)	25
Unrealized gains (losses) on cash flow hedges, net of amounts realized	4,803	481	(5,097)	1,790

	(136,653)	174,294	(282,962)	205,682

Comprehensive Income	$124,621	$450,479	$290,394	$753,414

Unrealized losses or gains on investments and cash flow hedges in comprehensive income have been adjusted to reflect any realized gains and recognized losses included in net income during the three and six months ended March 31, 2009 and 2008. The change in foreign currency translation adjustments is primarily attributable to a stronger U.S. dollar, versus European and Latin American currencies, at March 31, 2009 compared with a weaker U.S. dollar against stronger European currencies at March 31, 2008.
Note 4 — Earnings per Share
The weighted average common shares used in the computations of basic and diluted earnings per share (shares in thousands) were as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2009	2008	2009	2008
Average common shares outstanding	240,239	244,869	241,330	244,580
Dilutive share equivalents from share-based plans	5,651	7,919	6,106	8,708

Average common and common equivalent shares outstanding — assuming dilution	245,890	252,788	247,436	253,288

Note 5 – Contingencies
The Company is named as a defendant in five purported class action suits brought on behalf of direct purchasers of the Company’s products, such as distributors, alleging that the Company violated federal antitrust laws, resulting in the charging of higher prices for the Company’s products to the plaintiff and other purported class members. The cases filed are as follows: Louisiana Wholesale Drug Company, Inc., et. al. vs. Becton Dickinson and Company (Civil Action No. 05-1602, U.S. District Court, Newark, New Jersey), filed on March 25, 2005; SAJ Distributors, Inc. et. al. vs. Becton Dickinson & Co. (Case 2:05-CV-04763-JD, U.S. District Court, Eastern District of Pennsylvania), filed on September 6, 2005; Dik Drug Company, et. al. vs. Becton, Dickinson and Company (Case No. 2:05-CV-04465, U.S. District Court, Newark, New Jersey), filed on September 12, 2005; American Sales Company, Inc. et. al. vs. Becton, Dickinson & Co. (Case No. 2:05-CV-05212-CRM, U.S. District Court, Eastern District of Pennsylvania), filed on October 3, 2005; and Park Surgical Co. Inc. et. al. vs. Becton, Dickinson and Company (Case 2:05-CV-05678- CMR, U.S. District Court, Eastern District of Pennsylvania), filed on October 26, 2005. These actions have been consolidated under the caption “In re Hypodermic Products Antitrust Litigation.”
The Company is also named as a defendant in four purported class action suits brought on behalf of indirect purchasers of the Company’s products, alleging that the Company violated federal and state antitrust laws, resulting in the charging of higher prices for the Company’s products to the plaintiff and other purported class members. The cases filed are as follows: Jabo’s Pharmacy, Inc., et. al. v. Becton Dickinson & Company (Case No. 2:05-CV-00162, U.S. District Court, Greenville, Tennessee), filed on June 7, 2005; Drug Mart Tallman, Inc., et. al. v. Becton Dickinson and Company (Case No. 2:06-CV-00174, U.S. District Court, Newark, New Jersey), filed on January 17, 2006; Medstar v. Becton Dickinson (Case No. 06-CV-03258-JLL (RJH), U.S. District Court, Newark, New Jersey), filed on May 18, 2006; and The Hebrew Home for the Aged at Riverdale v. Becton Dickinson and Company (Case No. 07-CV-2544, U.S. District Court, Southern District of New York), filed on March 28, 2007. A fifth purported class action on behalf of indirect purchasers International Multiple Sclerosis Management Practice v. Becton Dickinson & Company (Case No. 2:07-cv-10602, U.S. District Court, Newark, New Jersey), filed on April 5, 2007 was voluntarily withdrawn by the plaintiff.
The plaintiffs in each of the antitrust class action lawsuits seek monetary damages. All of the antitrust class action lawsuits have been consolidated for pre-trial purposes in a Multi-District Litigation (MDL) in Federal court in New Jersey.
On April 27, 2009, the Company entered into a settlement agreement with the direct purchaser plaintiffs in these actions. Under the terms of the settlement agreement, which is subject to preliminary and final approval by the court following notice to potential class members, the Company will pay forty-five million dollars ($45,000,000) into a settlement fund in exchange for a release by all potential class members of the direct purchaser claims related to the products and acts enumerated in the Complaint, as well as a dismissal of the case with prejudice. The release would not cover potential class members that affirmatively opt out of the settlement. No settlement has been reached to date with the indirect purchaser plaintiffs in these cases, which will continue to the extent these cases relate to their claims.
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
In June 2007, Retractable Technologies, Inc. (“RTI”) filed a complaint against the Company under the caption Retractable Technologies, Inc. vs. Becton Dickinson and Company (Civil Action No. 2:07-cv-250, U.S. District Court, Eastern District of Texas). RTI alleges that the BD IntegraTM syringes infringe patents licensed exclusively to RTI. In its complaint, RTI also alleges that the Company engaged in false advertising with respect to certain of the Company’s safety-engineered products in violation of the Lanham Act; acted to exclude RTI from various product markets and to maintain its market share through, among other things, exclusionary contracts in violation of state and federal antitrust laws; and engaged in unfair competition. In January 2008, the court granted the Company’s motion to sever the patent and non-patent claims into separate cases. The non-patent claims have been stayed, pending resolution of RTI’s patent claims. The trial on the patent claims is currently scheduled to commence in October 2009. RTI seeks money damages and injunctive relief. On April 1, 2008, RTI filed a complaint against BD under the caption Retractable Technologies, Inc. and Thomas J. Shaw v. Becton Dickinson and Company (Civil Action No.2:08-cv-141, U.S. District Court, Eastern District of Texas). RTI alleges that the BD IntegraTM syringes infringe another patent licensed exclusively to RTI. RTI seeks money damages and injunctive relief. On August 29, 2008, the court ordered the consolidation of these two cases.
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
In Ohio, Grant vs. Becton Dickinson et al. (Case No. 98CVB075616, Franklin County Court), on September 21, 2006, the Ohio Court of Appeals reversed the trial court’s grant of class certification. The matter had been remanded to the trial court for a determination of whether the class can be redefined. On March 6, 2009, the Company and the plaintiff entered into a settlement agreement. Under the terms of the settlement, in exchange for mutual releases, the Company paid the sum of six hundred thousand dollars ($600,000), and the plaintiff dismissed the matter with prejudice.
In South Carolina, a suit has been filed on behalf of an unspecified number of healthcare workers seeking class action certification in state court under the caption Bales vs. Becton Dickinson et.

al. (Case No. 98-CP-40- 4343, Richland County Court of Common Pleas), filed on November 25, 1998. The Company continues to oppose class action certification in this case, including pursuing all appropriate rights of appeal.
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
On May 28, 2004, Therasense, Inc. (“Therasense”) filed suit against the Company (Therasense, Inc. and Abbott Laboratories v. Nova Biomedical Corporation and Becton, Dickinson and Company (Case Number: C 04-02123 WDA, U.S. District Court, Northern District of California)) asserting that the Company’s blood glucose monitoring products (a product line no longer sold by the Company) infringe four Therasense patents and seeking money damages. On August 10, 2004, in response to a motion filed by Therasense in the U.S. District Court for the District of Massachusetts, the court transferred to the court in California an action previously filed by the Company against Therasense requesting a declaratory judgment that the Company’s products do not infringe the Therasense patents and that the Therasense patents are invalid. On April 4, 2008, the Court granted the Company summary judgment with respect to two of the patents asserted against the Company, finding no infringement by the Company. On June 24, 2008, the Court ruled that a third patent asserted against the Company was invalid and unenforceable. On August 8, 2008, a jury delivered a verdict in the Company’s favor, finding that the last of the four patents asserted against the Company was invalid. The plaintiffs have appealed these decisions.
On September 19, 2007, the Company was served with a qui tam complaint filed by a private party against the Company in the United States District Court, Northern District of Texas, alleging violations of the Federal False Claims Act (“FCA”) and the Texas False Claims Act (the “TFCA”) (U.S. ex rel Fitzgerald v. BD et al. (Civil Action No. 3:03-CV-1589, U.S. District Court, Northern District of Texas). The suit alleges that a group purchasing organization’s practices with its suppliers, including the Company, inflated the costs of healthcare reimbursement. Under the FCA, the United States Department of Justice, Civil Division has a certain period of time in which to decide whether to join the claim against the Company as an additional plaintiff; if it does not, the private plaintiff is free to pursue the claim on its own. A similar process is followed under the TFCA. To the Company’s knowledge, no decision has yet been made by the Civil Division or the State of Texas whether to join this claim. In September 2008, the Court dismissed certain of the plaintiff’s claims, but denied the Company’s motion to dismiss with respect to other claims.
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

Note 6 – Segment Data
The Company’s organizational structure is based upon its three principal business segments: BD Medical (“Medical”), BD Diagnostics (“Diagnostics”), and BD Biosciences (“Biosciences”). The Company evaluates segment performance based upon operating income. Segment operating income represents revenues reduced by product costs and operating expenses. The Company hedges against certain forecasted sales of U.S.-produced products sold outside the United States. Gains and losses associated with these foreign currency translation hedges are reported in segment revenues based upon their proportionate share of these international sales of U.S.-produced products. Financial information for the Company’s segments was as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2009	2008	2009	2008
Revenues (A)
Medical	$897,324	$922,252	$1,788,100	$1,831,536
Diagnostics	539,640	530,572	1,079,831	1,053,323
Biosciences	303,840	294,101	606,378	567,833

	$1,740,804	$1,746,925	$3,474,309	$3,452,692

Segment Operating Income
Medical	$251,448	$251,288	$513,741	$513,696

Diagnostics	141,266	125,375	295,801	252,301
Biosciences	92,147	83,994	191,836	162,669

Total Segment Operating Income	484,861	460,657	1,001,378	928,666
Unallocated Items (B) (C)	(130,278)	(78,361)	(221,749)	(179,798)

Income from Continuing Operations Before Income Taxes	$354,583	$382,296	$779,629	$748,868

(A)	Intersegment revenues are not material.

(B)	Includes charge associated with the settlement agreement with the direct purchaser plaintiffs (which includes BD’s distributors) in certain antitrust class actions.

(C)	Includes primarily interest, net; foreign exchange; corporate expenses; and share-based compensation expense.

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2009	2008	2009	2008
Revenues by Organizational Units
BD Medical
Medical Surgical Systems	$472,583	$480,716	$953,085	$979,528
Diabetes Care	184,229	187,460	379,821	376,847
Pharmaceutical Systems	221,150	234,439	415,931	436,380
Ophthalmic Systems	19,362	19,637	39,263	38,781

	$897,324	$922,252	$1,788,100	$1,831,536

BD Diagnostics
Preanalytical Systems	$278,465	$274,192	$556,619	$545,661
Diagnostic Systems	261,175	256,380	523,212	507,662

	$539,640	$530,572	$1,079,831	$1,053,323

BD Biosciences
Cell Analysis	$230,993	$219,721	$460,514	$424,834
Discovery Labware	72,847	74,380	145,864	142,999

	$303,840	$294,101	$606,378	$567,833

	$1,740,804	$1,746,925	$3,474,309	$3,452,692

Note 7 – Share-Based Compensation
The Company grants share-based awards under the 2004 Employee and Director Equity-Based Compensation Plan (the “2004 Plan”), which provides long-term incentive compensation to employees and directors. The Company believes such awards align the interests of its employees and directors with those of its shareholders.
The fair value of share-based payments is recognized as compensation expense in net income. For the three months ended March 31, 2009 and 2008, compensation expense charged to income was $22,709 and $22,627, respectively. For the six months ended March 31, 2009 and 2008, compensation expense was $56,470 and $58,293, respectively.
The amount of unrecognized compensation expense for all non-vested share-based awards as of March 31, 2009 was approximately $151,058, which is expected to be recognized over a weighted-average remaining life of approximately 2.3 years.
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
Net pension and postretirement cost included the following components for the three months ended March 31:

	Pension Plans		Other Postretirement Benefits
	2009	2008	2009	2008
Service cost	$13,389	$16,586	$863	$1,170
Interest cost	21,871	20,455	3,808	3,731
Expected return on plan assets	(21,208)	(24,402)	—	—
Amortization of prior service cost	(286)	(285)	(115)	(1,558)
Amortization of loss (gain)	4,415	1,997	(37)	1,045
Settlements	—	746	—	—

	$18,181	$15,097	$4,519	$4,388

Net pension and postretirement cost included the following components for the six months ended March 31:

	Pension Plans		Other Postretirement Benefits
	2009	2008	2009	2008
Service cost	$26,328	$33,156	$1,726	$2,325
Interest cost	43,006	40,891	7,615	7,453
Expected return on plan assets	(41,702)	(48,780)	—	—
Amortization of prior service cost	(562)	(570)	(231)	(3,116)
Amortization of loss (gain)	8,681	3,992	(73)	2,033
Settlements	—	746	—	—

Net pension and postretirement cost	$35,751	$29,435	$9,037	$8,695

Postemployment benefit costs for the three months ended March 31, 2009 and 2008 were $4,502 and $5,941, respectively. For the six months ended March 31, 2009 and 2008, postemployment benefit costs were $9,003 and $11,882, respectively.

Note 9 – Divestiture
In December 2006, the Company sold the blood glucose monitoring product line for $19,971. The Company separately presents the results of the product line as discontinued operations.
Results of discontinued operations were as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2009	2008	2009	2008
Revenues	$(6)	$2,333	$(7)	$3,963

(Loss) income from discontinued operations before income taxes	(85)	897	(63)	1,935
Less income tax (benefit) provision	(32)	347	(23)	734

(Loss) income from discontinued operations, net	$(53)	$550	$(40)	$1,201

Note 10 –Intangible Assets
Intangible assets consisted of:

	March 31, 2009		September 30, 2008
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Amortized intangible assets
Core and developed technology	$507,033	$199,142	$548,974	$200,443
Patents, trademarks, and other	316,055	221,917	297,321	216,697

	$823,088	$421,059	$846,295	$417,140

Unamortized intangible assets
Trademarks	$9,005		$9,051

Intangible amortization expense for the three months ended March 31, 2009 and 2008 was $11,608 and $12,331, respectively. Intangible amortization expense for the six months ended March 31, 2009 and 2008 was $23,331 and $24,964, respectively.
Note 11 — Derivative Instruments and Hedging Activities
Risk Exposures and Hedging Strategies
The Company adopted SFAS No. 161 on March 31, 2009. The Statement amends and expands the previous disclosure requirements of SFAS No. 133. SFAS No. 161 requires qualitative disclosures regarding how and why an entity uses derivative instruments as well as how these instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations. Entities are also required to provide tabular disclosures that quantify the effects derivative instruments and hedged items have on financial position, financial performance, and cash flows.
The Company is exposed to certain risks relating to its ongoing business operations, primarily foreign currency exchange risk, interest rate risk and commodity price risk. The Company has foreign currency exposures throughout Europe, Asia-Pacific, Canada, Japan and Latin America. Transactional currency exposures that arise from entering into transactions, generally on an intercompany basis, in non-hyperinflationary countries that are denominated in currencies other than the functional currency are mitigated primarily through the use of forward contracts and currency options. Hedges of the transactional foreign exchange exposures resulting primarily from intercompany payables and receivables do not qualify for hedge accounting under SFAS No. 133.
Currency exposure that arises from translating the worldwide results of operations, specifically sales, to the U.S. dollar at exchange rates that have fluctuated from the beginning of a reporting period are partially hedged using option and forward contracts. In accordance with SFAS No. 133, the Company designates forward and option contracts utilized to hedge these forecasted sales denominated in foreign currencies as cash flow hedges. The Company’s option contracts expired in fiscal year 2008 and as such, only forward contracts have been utilized to hedge forecasted sales in fiscal year 2009.
The Company’s primary interest rate exposure results from changes in short-term U.S. dollar interest rates. Accordingly, the Company utilizes interest rate swaps to maintain the appropriate balance between fixed and floating rate instruments. The Company’s policy is to manage interest cost using a mix of fixed and floating rate debt and it manages debt and interest-bearing investments in tandem, since these items have an offsetting impact on interest rate exposure. Under these interest rate swaps, the Company exchanges, at specified intervals, the difference between fixed and floating interest amounts calculated by reference to an agreed-upon notional principal amount. An interest rate swap currently maintained by the Company to hedge interest costs is designated as a fair value hedge under SFAS No. 133.
The Company also manages risks associated with certain forecasted commodity purchases by using forward contracts. Specifically, the Company manages the price risk associated with forecasted purchases of polyethylene used in the Company’s manufacturing process. The Company has currently designated a commodity forward contract as a cash flow hedge of forecasted commodity purchases.
Cash Flow Hedging Strategy
The Company hedges forecasted sales denominated in foreign currencies using forward and option contracts to protect against the reduction in value of forecasted foreign currency cash flows resulting from export sales. The Company’s hedging program has been designed to ensure that movements of the U.S. dollar against other foreign currencies and the resulting changes in the present value of future foreign currency revenue are offset by either gains or losses in the fair value of foreign currency derivative contracts. The Company has also entered into a forward contract on ethane to manage the price risk associated with forecasted purchases of polyethylene used in the Company’s manufacturing process. The objective of this hedge is to reduce the variability of cash flows associated with the forecasted purchases of polyethylene.

Changes in the effective portion of the fair value of the Company’s forward and option contracts that are designated and qualify as cash flow hedges (i.e., hedging the exposure to variability in expected future cash flows that is attributable to a particular risk) are included in Other comprehensive income (loss) until the hedged transactions are reclassified in earnings. Once the hedged transaction occurs, the gain or loss on the contract is recognized from Accumulated other comprehensive income (loss) to the same line associated with the forecasted transaction (e.g., in “Revenues” when the hedged transactions are forecasted sales denominated in foreign currencies, in “Cost of products sold” when hedged transactions are forecasted commodity purchases). The Company records the premium or discount of the forward contracts, which is included in the assessment of hedge effectiveness, to Revenues. At March 31, 2009, the Company expects to reclassify $32,358, net of tax, of net gains on foreign currency exchange instruments from Accumulated other comprehensive income to earnings during the next 12 months due to actual and forecasted export sales. At March 31, 2009, the expected reclassification of net losses on the ethane forward contract from Accumulated other comprehensive income to Cost of products sold during the next 12 months is $215.
The Company’s policy is to manage interest cost using a mix of fixed and floating rate debt. Changes in the fair value of the interest rate swaps designated as cash flow hedges (i.e., hedging the exposure to variability in expected future cash flows that is attributable to a particular risk) under SFAS No. 133 are offset by amounts recorded in other comprehensive income (loss). If interest rate derivatives designated as cash flow hedges mature or are terminated, the balance in other comprehensive income (loss) attributable to those derivatives is reclassified into earnings over the remaining life of the hedged debt. The Company currently has no active or “live” interest rate swaps designated as cash flow hedges under SFAS No. 133. The amount, related to a terminated interest rate swap, that will be reclassified and recorded in Interest expense within the next 12 months is $1,092, net of tax.
Fair Value Hedging Strategy
For interest rate swaps designated as fair value hedges (i.e., hedges against the exposure to changes in the fair value of an asset or a liability or an identified portion thereof that is attributable to a particular risk), changes in the fair value of the interest rate swaps offset changes in the fair value of the fixed rate debt due to changes in market interest rates. The Company currently has one active or “live” interest rate swap that is classified as a fair value hedge under SFAS No. 133.
Volume of Derivative Activity
The total notional amount of the Company’s outstanding foreign exchange contracts as of March 31, 2009 was $2,068,535. As of March 31, 2009, the notional amount of the Company’s commodity contract was 1.4 million gallons of ethane. As of March 31, 2009, the total notional amount of the Company’s outstanding interest rate swaps was $200,000.
Risks Exposures Not Hedged
The Company purchases resins, which are oil-based components used in the manufacture of certain products. The Company does not currently utilize any hedges to manage the risk exposures related to resin purchases. Significant increases in world oil prices that lead to increases in resin purchase costs could impact future operating results.

Effects on Consolidated Balance Sheets
The location and amounts of derivative instrument fair values in the consolidated balance sheet are segregated below between designated, qualifying SFAS No. 133 hedging instruments and ones that are not designated under SFAS No. 133 for hedge accounting.

	March 31,	September 30,
	2009	2008
	Fair Value	Fair Value
Asset derivatives-designated under SFAS No. 133
Forward exchange contracts	$56,750	$61,906
Interest rate swap	4,582	5,372

Total asset derivatives-designated under SFAS No. 133	$61,332	$67,278

Asset derivatives-undesignated under SFAS No. 133
Forward exchange contracts	$20,707	$16,431

Total asset derivatives (A)	$82,039	$83,709

Liability derivatives-designated under SFAS No. 133
Forward exchange contracts	$14,043	$961
Commodity forward contracts	278	—

Total liability derivatives-designated under SFAS No. 133	$14,321	$961

Liability derivatives-undesignated under SFAS No. 133
Forward exchange contracts	$3,815	$28,686

Total liability derivatives (B)	$18,136	$29,647

(A)	All asset derivatives are included in Prepaid expenses, deferred taxes and other.

(B)	All liability derivatives are included in Accrued expenses.

Effects on Consolidated Statements of Income
Cash flow hedges
The location and amount of gains and losses on designated, qualifying SFAS 133 derivative instruments recognized in the consolidated statement of income for the three months ended March 31 consisted of:

				Gain (Loss)
	Gain (Loss)			Reclassified from
	Recognized in OCI on		Location of Gain (Loss)	Accumulated OCI into
Derivatives in SFAS No. 133	Derivatives		Reclassified from	Income
Cash Flow Hedging	Three Months Ended		Accumulated OCI into	Three Months Ended
Relationships	March 31,		Income	March 31,
	2009	2008		2009	2008
Forward exchange contracts	$4,582	$—	Revenues	$33,084	$—
Currency options	—	208	Revenues	—	(2,556)
Interest rate swap	273	273	Interest expense	273	273
Commodity forward contracts	(52)	—	Cost of sales	(62)	—

Total	$4,803	$481		$33,295	$(2,283)

The location and amount of gains and losses on designated, qualifying SFAS No. 133 derivative instruments recognized in the consolidated statement of income for the six months ended March 31 consisted of:

	Gain (Loss)			Gain (Loss) Reclassified from
	Recognized in OCI on		Location of Gain (Loss)	Accumulated OCI into
Derivatives in SFAS No. 133	Derivatives		Reclassified from	Income
Cash Flow Hedging	Six Months Ended		Accumulated OCI into	Six Months Ended
Relationships	March 31,		Income	March 31,
	2009	2008		2009	2008
Forward exchange contracts	$(5,428)	$—	Revenues	$65,801	$—
Currency options	—	1,245	Revenues	—	(4,413)
Interest rate swap	546	545	Interest expense	546	545
Commodity forward contracts	(215)	—	Cost of sales	(62)	—

Total	$(5,097)	$1,790		$66,285	$(3,868)

The Company’s designated SFAS 133 derivative instruments are perfectly effective. As such, there were no gains or losses, related to hedge ineffectiveness and amounts excluded from hedge effectiveness testing, recognized immediately in income for the three-month and six-month periods ending March 31, 2009.

Fair value hedge
The location and amount of gains or losses on the hedged fixed rate debt attributable to changes in the market interest rates and the offsetting gain (loss) on the related interest rate swap are as follows:

	Gain/(Loss) on Swap				Gain/(Loss) on Borrowings
	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
Income Statement	March 31,		March 31,		March 31,		March 31,
Classification	2009	2008	2009	2008	2009	2008	2009	2008
Other (expense) income (A)	$(2,199)	$2,577	$(791)	$4,741	$2,199	$(2,577)	$791	$(4,741)

(A)	Changes in the fair value of the interest rate swap offset changes in the fair value of the fixed rate debt due to changes in market interest rates. There was no hedge ineffectiveness relating to this interest rate swap.
Undesignated hedges
The location and amount of gains and losses recognized in income on derivatives not designated as hedging instruments under SFAS No. 133 were as follows:

		Amount of Gain (Loss) Recognized in Income on Derivative
Derivatives Not Designated as	Location of Gain (Loss)	Three Months Ended		Six Months Ended
Hedging Instruments Under	Recognized in Income	March 31,		March 31,
SFAS No. 133	on Derivatives	2009	2008	2009	2008
Forward exchange contracts (B)	Other income	$20,966	$11,371	$24,875	$20,499

(B)	The gains and losses on forward contracts and currency options utilized to hedge the intercompany transactional foreign exchange exposures are largely offset by gains and losses on the underlying hedged items in Other (expense) income.

Fair Value Measurements
The Company adopted SFAS No. 157 for financial assets and liabilities on October 1, 2008. The provisions of SFAS No. 157 define fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 requires the categorization of assets and liabilities within a three-level hierarchy based upon inputs used in measuring fair value. The fair values of derivatives carried at March 31, 2009 are classified in accordance with this hierarchy in the table below:

		Basis of Fair Value Measurement
		Quoted Prices	Significant
		in Active	Other
		Markets for	Observable	Significant
	Carrying	Identical Assets	Inputs	Unobservable
	Value	(Level 1)	(Level 2)	Inputs (Level 3)
Assets
Forward exchange contracts	$77,457	$—	$77,457	$—
Interest rate swaps	4,582	—	4,582	—

Total Assets	$82,039	$—	$82,039	$—

Liabilities
Forward exchange contracts	$17,858	$—	$17,858	$—
Commodity forward contracts	278	—	278	—

	$18,136	$—	$18,136	$—

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
Becton, Dickinson and Company (“BD” or the “Company”) is a medical technology company engaged principally in the development, manufacture and sale of a broad range of medical supplies, devices, laboratory equipment and diagnostic products used by healthcare institutions, life science researchers, clinical laboratories, industry and the general public. Our business consists of three worldwide business segments — BD Medical (“Medical”), BD Diagnostics (“Diagnostics”) and BD Biosciences (“Biosciences”). Our products are marketed in the United States and internationally through independent distribution channels and directly to end-users by BD and independent sales representatives.
Overview of Financial Results
BD reported second quarter revenues of $1.741 billion, representing a decrease of .4% from the same period a year ago, and reflecting volume increases of approximately 3%, unfavorable foreign currency translation of approximately 5%, hedge gains of 2%, and price increases of less than 1%. Our reported revenues reflect the effect current economic conditions are having on customer demand in certain areas of our business. Sales in the United States of safety-engineered devices in the second quarter of 2009 were $255 million, representing a 3% increase from the prior year’s period. International sales of safety-engineered devices of $137 million in the second quarter of 2009 grew 8% above such sales in the prior year’s period, and included an 11% unfavorable impact due to foreign currency translation. Overall, second quarter international revenues were flat compared with the prior year’s period, and included a 6% unfavorable impact due to foreign currency translation.
During the second quarter of fiscal year 2009, the Company recorded a $45 million charge associated with the settlement agreement with the direct purchaser plaintiffs (which includes BD’s distributors) in certain antitrust class actions. Further discussion of these class actions is provided in Note 5 in the Notes to Condensed Consolidated Financial Statements.
As further discussed in our 2008 Annual Report on Form 10-K, we face currency exposure that arises from translating the results of our worldwide operations to the U.S. dollar at exchange rates that fluctuate from the beginning of the period. We purchase option and forward contracts to partially protect against adverse foreign exchange rate movements. Recently, there has been unusual volatility in foreign currency exchange rates. During the first six months of fiscal year 2009, the U.S. dollar strengthened significantly against most foreign currencies, primarily the Euro. The resulting unfavorable impact of foreign currency translation on revenues in the first six months of 2009 was mitigated to an extent by hedge gains, recorded in revenues, associated with our hedging activities. For further discussion refer to Note 11 in the Notes to Condensed Consolidated Financial Statements. In addition, the strengthening of the U.S. dollar during the first quarter of 2009 reduced the carrying value of inventory sold outside the United States, resulting in lower cost of goods sold in the first quarter of 2009, which had a favorable impact on gross profit margin for the six-month period reported. Our financial projections for 2009 discussed below are based on our foreign exchange rate assumptions. Further fluctuations in foreign exchange rates during 2009 could have a material impact on our financial results.

Results of Operations
Revenues
Refer to Note 6 in the Notes to Condensed Consolidated Financial Statements for segment financial data.
Medical Segment
Second quarter revenues of $897 million represented a decrease of $25 million, or 3%, compared with the prior year’s quarter, including an estimated $43 million, or 5%, unfavorable impact due to foreign currency translation, net of hedge gains. Worldwide sales growth of Medical Surgical Systems products were offset in part by the decline in sales of prefillable devices in the U.S. and inventory reductions of insulin delivery devices by distributors. Global sales of safety-engineered products were $184 million, as compared with $174 million in the prior year’s quarter, and included a $5 million unfavorable impact due to foreign currency translation. For the six-month period ended March 31, 2009, global sales of safety-engineered products were $376 million, as compared with $366 million in the prior year’s period, and included a $9 million unfavorable impact due to foreign currency translation. Total BD Medical Segment revenues for the six-month period ended March 31, 2009 decreased by 2% from the prior year six-month period, including a 4% unfavorable impact from foreign currency translation, net of hedge gains.
Diagnostics Segment
Second quarter revenues of $540 million represented an increase of $9 million, or 2%, over the prior year’s quarter, including an estimated $18 million, or 3%, unfavorable impact due to foreign currency translation, net of hedge gains. Global sales of safety-engineered products in the Preanalytical Systems unit totaled $208 million, compared with $199 million in the prior year’s quarter, and included a $9 million unfavorable impact due to foreign currency translation. Sales growth of safety-engineered devices, cancer diagnostics products and infectious disease testing systems were partially offset by a decline in the sales of flu testing products due to a mild 2008-2009 flu season in the U.S. and weaker than expected sales of BactecTM instruments. For the six-month period ended March 31, 2009, global sales of safety-engineered products in the Preanalytical Systems unit were $419 million as compared with $395 million in the prior year’s period, and included a $15 million unfavorable impact due to foreign currency translation. Total BD Diagnostics Segment revenues for the six-month period ended March 31, 2009 increased by 3% from the prior year six-month period, including a 3% unfavorable impact from foreign currency translation, net of hedge gains.
Biosciences Segment
Second quarter revenues of $304 million represented an increase of $10 million, or 3%, over the prior year’s quarter, including an estimated $2 million, or 1%, favorable impact due to foreign currency translation, which includes hedge gains. Strong international sales growth of research instruments and reagents, primarily in Western Europe and Japan, were offset in part by a slowdown in research-related capital spending in the U.S., particularly in the academic and biotech markets, resulting from funding constraints. For the six-month period ended March 31, 2009, total BD Biosciences Segment revenues increased by 7% from the prior year period, including a 1% favorable impact from foreign currency translation, which includes hedge gains. Biosciences Segment revenues reflect a larger portion of our hedge gains, as the majority of its products are produced in the United States

Segment Operating Income
Medical Segment
Segment operating income for the second quarter was $251 million, or 28.0% of Medical revenues, compared with $251 million, or 27.2% of segment revenues, in the prior year’s quarter. Gross profit margin was higher than the second quarter of 2008 due to favorable foreign currency translation including hedge gains, which was partially offset by manufacturing start-up costs and the unfavorable impact of relatively higher sales of products with lower gross margins. See further discussion on gross profit margin below. Selling and administrative expense as a percent of Medical revenues in the second quarter of 2009 was lower than the comparable amount in the second quarter of 2008, due to continued spending controls. Research and development expenses for the quarter increased $2.4 million, or 8% above the prior year’s period, reflecting increased investment in new products and platforms. Segment operating income for the six-month period was $514 million, or 28.7% of Medical revenues, compared with $514 million, or 28.0% in the prior year’s period.
Diagnostics Segment
Segment operating income for the second quarter was $141 million, or 26.2% of Diagnostics revenues, compared with $125 million, or 23.6% of segment revenues in the prior year’s quarter. Gross profit margin was higher than the second quarter of 2008 compared with the prior year’s quarter due to relatively higher sales of products with higher gross margins, the favorable impact of foreign currency translation including hedge gains, and reduced start-up costs, which were partially offset by increased costs of raw materials. See further discussion on gross profit margin below. Selling and administrative expense as a percentage of Diagnostics revenues in the second quarter of 2009 was lower than the comparable amount in the second quarter of 2008, due to continued spending controls. Research and development expenses in the second quarter of 2009 increased $.4 million, or 1%, due to modest incremental investment in new instrument and reagent products. Segment operating income for the six-month period was $296 million, or 27.4% of Diagnostics revenues compared with $252 million, or 24.0% in the prior year’s period.
Biosciences Segment
Segment operating income for the second quarter was $92 million, or 30.3% of Biosciences revenues, compared with $84 million, or 28.6% of segment revenues, in the prior year’s quarter. Gross profit margin increased primarily due to the favorable impact of foreign currency translation, including hedge gains. See further discussion on gross profit margin below. Selling and administrative expense as a percent of Biosciences revenues for the quarter decreased compared with the prior year’s quarter, as a result of continued spending controls. Research and development spending in the quarter increased $1.7 million, or 8% above the prior year period, reflecting higher spending on new product development. Segment operating income for the six-month period was $192 million, or 31.6% of Biosciences revenues, compared with $163 million, or 28.6% in the prior year’s period.
Gross Profit Margin
Gross profit margin was 51.9% for the second quarter, compared with 51.1% for the comparable prior year period. Gross profit margin in the second quarter of 2009 as compared with the prior year’s period reflected an estimated favorable impact of 190 basis points, from both foreign currency translation and the hedging of certain foreign currencies, in particular the Euro, as previously discussed above under “Overview of Financial Results.” These favorable impacts were partially offset by approximately 110 basis points related to increased manufacturing start-up costs and the unfavorable impact of relatively higher sales of products with lower gross margins. Gross profit margin in the six-month period of 2009 of 52.7% compared with the prior year’s period of 51.2% reflected an estimated favorable impact of foreign currency translation of 230 basis points resulting from the favorable impact of lower inventory costs and the hedging of certain foreign currencies, as previously discussed. Partially offsetting these gains were increases in certain raw material costs, manufacturing start-up costs and the unfavorable impact of relatively higher sales of products with lower gross margins, aggregating approximately 80 basis points. We expect gross profit margin to increase by about 150 basis points in 2009 compared with 2008.
Selling and Administrative Expense
Selling and administrative expense was 25.3% of revenues for the second quarter and 24.5% for the six-month period, compared with 23.8% and 24.2%, respectively, for the prior year’s periods. Aggregate expenses for the current period reflected the $45 million litigation charge previously discussed, which was partially offset by a favorable foreign exchange impact of $20 million. Core spending was relatively flat as compared with the prior year period. Aggregate expenses for the six-month period reflected the $45 million litigation charge and $15 million of increased net core spending. These increases were partially offset by $38 million of favorable foreign exchange impacts and a $9 million reduction in the deferred compensation plan liability as discussed below. On a reported basis, selling and administrative expense as a percentage of revenues is expected to decrease by about 40 basis points in 2009 compared with 2008.
Research and Development Expense
Research and development expense was $99 million, or 5.7% of revenues, for the second quarter, which increased 3% compared with the prior year’s amount of $96 million, or 5.5% of revenues. Research and development expense was $196 million, or 5.6% of revenues, for the six-month period in the current year, compared with the prior year’s amount of $188 million, or 5.4% of revenues. The increase in research and development expenditures reflects increased spending for new programs in each of our segments for the three and six-month periods ended 2009. We anticipate research and development expense to increase from 5.5% of revenues in 2008 to about 5.6% to 5.8% of revenues for 2009.
Non-Operating Expense and Income
Interest income was $4 million in the second quarter compared with $8 million in the prior year’s period. The decrease resulted from lower investment rates on investments as well as investment losses on assets relating to our deferred compensation plan. Interest income was $6 million in the six-month period, compared with $22 million in the prior year’s periods. The decrease resulted primarily from investment losses on deferred compensation plan assets, as well as lower investment rates. The related reductions in the deferred compensation plan liability were recorded as reductions in selling and administrative expense. Interest expense was $7 million in the second quarter and $15 million in the six-month period, compared with $8 million and $18 million, respectively, in the prior year’s periods. The decrease reflects lower interest rates on floating rate debt. Other (expense) income was $(6) million in the second quarter and $4 million in the six-month period, compared with $1 million and $2 million, respectively, in the prior year’s periods.

Income Taxes
The income tax rate was 26.3% for the second quarter, compared with the prior year’s rate of 27.9%. The six-month tax rate was 26.5% compared with the prior year’s rate of 27.0% on a reported basis. The current year’s second quarter and six-month rates reflect the impact of the litigation charge previously discussed. The Company expects the reported tax rate for 2009 to be about 27.3%.
Income from Continuing Operations and Diluted Earnings Per Share from Continuing Operations
Income from continuing operations and diluted earnings per share from continuing operations for the second quarter of 2009 were $261 million and $1.06, respectively. Income from continuing operations and diluted earnings per share from continuing operations for the prior year’s second quarter were $276 million and $1.09, respectively. For the six-month periods, income from continuing operations and diluted earnings per share from continuing operations were $573 million and $2.32, respectively, in 2009 and $547 million and $2.16, respectively, in 2008. The litigation charge decreased the current year’s income from continuing operations and diluted earnings from continuing operations by $28 million, or 11 cents per share.
Liquidity and Capital Resources
Cash generated from operations, along with available cash and cash equivalents, is expected to be sufficient to fund our normal operating needs, including capital expenditures, cash dividends and common stock repurchases in 2009. Net cash provided by continuing operating activities, was $526 million during the first six months of 2009, compared with $686 million in the same period in 2008. The decrease in cash provided by changes in operating assets and liabilities primarily reflects higher inventory levels.
Net cash used for continuing investing activities for the first six months of the current year was $320 million, compared with $337 million in the prior year period. Capital expenditures were $223 million in the first six months of 2009 and $266 million in the same period in 2008. We expect capital spending for 2009 to be about $650 million.
Net cash used for continuing financing activities for the first six months of the current year was $480 million, compared with $314 million in the prior year period. For the first six months of the current year, the Company repurchased $342 million of its common stock, compared with approximately $276 million of its common stock in the prior year period. At March 31, 2009, authorization to repurchase an additional 10.7 million common shares remained.
As of March 31, 2009, total debt of $1.2 billion represented 19.3% of total capital (shareholders’ equity, net non-current deferred income tax liabilities, and debt), versus 18.8% at September 30, 2008. Short-term debt increased to 35% of total debt at the end of March 31, 2009, from 17% at September 30, 2008, reflecting the reclassification of $200 million in 7.15% notes, due October 1, 2009, to short-term.
We have in place a commercial paper borrowing program that is available to meet our short-term financing needs, including working capital requirements. Borrowings outstanding under this program were $200 million at March 31, 2009. We have available a $1 billion syndicated credit facility with an expiration date in December 2012. This credit facility, under which there were no borrowings outstanding at March 31, 2009, provides backup support for our commercial paper program and can also be used for other general corporate purposes. This credit facility includes a single financial covenant that requires BD to maintain an interest expense coverage ratio (ratio of earnings before income taxes, depreciation and amortization to interest expense) of not less than 5-to-1 for the most recent four consecutive fiscal quarters. On the last eight measurement dates, this ratio has ranged from 21-to-1 to 34-to-1. In addition, we have informal lines of credit outside the United States.
Cautionary Statement Regarding Forward-Looking Statements
BD and its representatives may from time-to-time make certain forward-looking statements in publicly-released material, both written and oral, including statements contained in this report and filings with the Securities and Exchange Commission (“SEC”) and in our other reports to shareholders. Forward-looking statements may be identified by the use of words like “plan,” “expect,” “believe,” “intend,” “will,” “anticipate,” “estimate” and other words of similar meaning in conjunction with, among other things, discussions of future operations and financial performance, as well as our strategy for growth, product development, regulatory approvals, market position and expenditures. All statements that address operating performance or events or developments that we expect or anticipate will occur in the future — including statements relating to volume growth, sales and earnings per share growth, and statements expressing views about future operating results — are forward-looking.
Forward-looking statements are based on current expectations of future events. The forward-looking statements are, and will be, based on management’s then-current views and assumptions regarding future events and operating performance, and speak only as of their dates. Investors should realize that if underlying assumptions prove inaccurate or unknown risks or uncertainties materialize, actual results could vary materially from our expectations and projections. Investors are therefore cautioned not to place undue reliance on any forward-looking statements. Furthermore, we undertake no obligation to update or revise any forward-looking statements whether as a result of new information, future events and developments or otherwise.
The following are some important factors that could cause our actual results to differ from our expectations in any forward-looking statements:
•	The current economic crisis and instability in the global financial markets and the potential adverse effect on liquidity and capital resources for BD or its customers and suppliers, the cost of operating our business, the demand for our products and services, or the ability to produce our products. This includes the impact on developing countries and their demand for our products.

•	Regional, national and foreign economic factors, including inflation, deflation and fluctuations in interest rates and foreign currency exchange rates and the potential effect of such fluctuations on revenues, expenses and resulting margins, as well as competition in certain markets.

•	Fluctuations in the cost and availability of oil-based resins and other raw materials, as well as certain sub-assemblies and finished goods, and the ability to maintain favorable supplier arrangements and relationships (particularly with respect to sole-source suppliers) and the potential adverse effects of any disruption in the availability of such items.

•	We operate in a highly competitive environment. New product introductions by our current or future competitors (for example, new forms of drug delivery) could adversely affect our ability to compete in the global market. Patents attained by competitors, particularly as patents on our products expire, may also adversely impact our competitive position. Certain competitors have established manufacturing sites or have contracted with suppliers in low-cost manufacturing locations as a means to lower their costs. New entrants may also appear.

•	We sell certain products to pharmaceutical companies that are used to manufacture, or are sold with, products by such companies. As a result, fluctuations in demand for the products of these pharmaceutical companies could adversely affect our operating results.

•	Changes in domestic and foreign healthcare industry practices and regulations resulting in increased pricing pressures, including the continued consolidation among healthcare providers; trends toward managed care and healthcare cost containment; and government laws and regulations relating to sales and promotion, reimbursement and pricing generally.

•	The effects, if any, of governmental and media activities regarding the business practices of group purchasing organizations, which negotiate product prices on behalf of their member hospitals with BD and other suppliers.

•	Our ability to obtain the anticipated benefits of restructuring programs, if any, that we may undertake.

•	Our ability to implement the upgrade of our enterprise resource planning system. Any delays or deficiencies in the design and implementation of our upgrade could adversely affect our business.

•	Adoption of, or changes in, government laws and regulations affecting domestic and foreign operations, including those relating to trade, monetary and fiscal policies, taxation (including tax reforms proposed by the Obama administration that could adversely impact multinational corporations), environmental matters, sales practices, price controls, licensing and regulatory approval of new products, regulatory requirements for products in the postmarketing phase, or changes in enforcement practices with respect to any such laws and regulations. In particular, environmental laws, particularly with respect to the emission of greenhouse gases, are becoming more stringent throughout the world, which may increase our costs of operations or necessitate changes in our manufacturing plants or processes.

•	Fluctuations in U.S. and international governmental funding and policies for life sciences research.

•	Difficulties inherent in product development, including the potential inability to successfully continue technological innovation, complete clinical trials, obtain regulatory approvals in the United States and abroad, obtain coverage and adequate reimbursement for new products, or gain and maintain market approval of products, as well as the possibility of encountering infringement claims by competitors with respect to patent or other intellectual property rights, all of which can preclude or delay commercialization of a product.

•	Pending and potential litigation or other proceedings adverse to BD, including antitrust claims, product liability claims, patent infringement claims, and the availability or collectibility of insurance relating to any such claims.

•	The effects, if any, of adverse media exposure or other publicity regarding BD’s business or operations.

•	Our ability to achieve the projected level or mix of product sales. Our earnings forecasts are generated based on such projected volumes and sales of many product types, some of which are more profitable than others.

•	The effect of market fluctuations on the value of assets in BD’s pension plans and the possibility that BD may need to make additional contributions to the plans as a result of any decline in the value of such assets.

•	Our ability to effect infrastructure enhancements and incorporate new systems technologies into our operations.

•	Product efficacy or safety concerns resulting in product recalls, regulatory action on the part of the U.S. Food and Drug Administration (or foreign counterparts) or declining sales.

•	Political conditions in international markets, including civil unrest, terrorist activity, governmental changes, restrictions on the ability to transfer capital across borders and expropriation of assets by a government.

•	The effects of natural disasters, including pandemic diseases, earthquakes, fire, or the effects of climate change on our ability to manufacture our products, particularly where production of a product line is concentrated in one or more plants, or on our ability to source components from suppliers that are needed for such manufacturing.

•	Our ability to penetrate developing and emerging markets, which also depends on economic and political conditions, and how well we are able to acquire or form strategic business alliances with local companies and make necessary infrastructure enhancements to production facilities, distribution networks, sales equipment and technology.

•	The impact of business combinations, including acquisitions and divestitures, both internally on BD and externally on the healthcare industry.

•	Issuance of new or revised accounting standards by the Financial Accounting Standards Board or the Securities and Exchange Commission.
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
Item 4. Controls and Procedures
An evaluation was carried out by BD’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of BD’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of March 31, 2009. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were, as of the end of the period covered by this report, effective. There were no other changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
We are involved, both as a plaintiff and a defendant, in various legal proceedings that arise in the ordinary course of business, including product liability and environmental matters as set forth in our 2008 Annual Report on Form 10-K.
Since December 31, 2008, the following developments have occurred with respect to the legal proceedings in which we are involved:
Antitrust Class Actions
On April 27, 2009, BD entered into a settlement agreement with the direct purchaser plaintiffs (which includes BD’s distributors) in the following antitrust class actions: Louisiana Wholesale Drug Company, Inc., et. al. vs. Becton Dickinson and Company (Civil Action No. 05-1602, U.S. District Court, Newark, New Jersey), filed on March 25, 2005; SAJ Distributors, Inc. et. al. vs. Becton Dickinson & Co. (Case 2:05-CV-04763-JD, U.S. District Court, Eastern District of Pennsylvania), filed on September 6, 2005; Dik Drug Company, et. al. vs. Becton, Dickinson and Company (Case No. 2:05-CV-04465, U.S. District Court, Newark, New Jersey), filed on September 12, 2005; American Sales Company, Inc. et. al. vs. Becton, Dickinson & Co. (Case No. 2:05-CV-05212-CRM, U.S. District Court, Eastern District of Pennsylvania), filed on October 3, 2005; and Park Surgical Co. Inc. et. al. vs. Becton, Dickinson and Company (Case 2:05-CV-05678- CMR, U.S. District Court, Eastern District of Pennsylvania), filed on October 26, 2005. These actions have been consolidated under the caption “In re Hypodermic Products Antitrust Litigation.” Under the terms of the settlement agreement, which is subject to preliminary and final approval by the court following notice to potential class members, BD will pay $45 million into a settlement fund in exchange for a release by all potential class members of the direct purchaser claims related to the products and acts enumerated in the complaint, as well as a dismissal of the case with prejudice. The release would not cover potential class members which affirmatively opt out of the settlement. No settlement has been reached to date with the indirect purchaser plaintiffs in these cases, which will continue to the extent these cases relate to their claims.
Needlestick Class Actions
On March 6, 2009, BD and the plaintiff entered into a settlement agreement in Grant vs. Becton Dickinson et al. (Case No. 98CVB075616, Franklin County Court, Ohio). Under the terms of the settlement, in exchange for mutual releases, BD paid the sum of six hundred thousand dollars ($600,000), and the plaintiff dismissed the matter with prejudice.

UltiMed
On January 6, 2009, the Company and UltiMed entered into a settlement agreement for this matter. Under the terms of the settlement, in exchange for mutual releases, the Company paid the sum of seven hundred fifty thousand dollars ($750,000), and UltiMed dismissed the matter with prejudice.
New Jersey Attorney General
On May 5, 2009, we received a subpoena from the New Jersey Attorney General requesting information regarding clinical trials conducted by BD from 2007 to present for which financial forms were submitted to the United States Food & Drug Administration. The subpoena was issued in connection with an investigation being conducted by the New Jersey Attorney General into whether medical device manufacturing companies have properly disclosed any financial conflicts of interest among physicians conducting clinical testing on their products. BD intends to comply with the subpoena.
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

Item 1A. Risk Factors
Risks related to the current global recession
Our Annual Report on Form 10-K (the “Form 10-K”) contains a number of risk factors relating to economic conditions generally and the current global recession specifically. These include, among other things, the possible adverse affect on amount spent on healthcare, which could result in a decrease in the demand for our products and services, longer sales cycles, slower adoption of new technologies and increased price competition. Recently, the current economic conditions have impacted our customers in certain areas of our business, in particular, our Biosciences business in the United States, which has been affected by a slowdown in research-related capital spending. Additional information regarding our financial results is contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.
In addition, the economic downturn may adversely affect our suppliers, such as certain resin suppliers that do substantial business with the automotive industry, which could cause disruptions in our ability to produce our products and have a material adverse effect upon our results of operations. For instance, Lyondell Chemical Company and certain affiliated entities (collectively, “Lyondell”) filed for protection under Chapter 11 of the U.S. Bankruptcy Code. Lyondell supplies BD with medical grade resins used to manufacture products in our Medical and Diagnostics segments. In addition, Milacron Inc., a supplier of molding presses, Smurfit-Stone Container Corp., a supplier of packaging materials, and Pliant Corporation, a supplier of packaging, have also filed for bankruptcy protection under Chapter 11. To date, BD has not experienced any interruption in the supply from any of these suppliers, although there can be no assurances that BD will not experience any interruptions in supply in the future.
Risks associated with potential pandemics
As stated in our Form 10-K, natural disasters and pandemics, and actions taken by the United States and other governments in response to such events, could cause significant economic disruption and political and social instability in the U.S. and in areas outside of the U.S. in which we operate. Recently, the World Health Organization warned of a possible pandemic resulting from a new strain of flu. If a pandemic develops, it could, depending on its severity, adversely affect our manufacturing and distribution capabilities, or increase the costs for or cause interruptions in the supply of materials from our suppliers. We have developed contingency plans in an attempt to minimize the effects of a pandemic on our operations. Our contingency planning is also intended to increase our ability to respond to sudden and significant increases in demand for some of our vaccination syringes and other products that would be expected to occur in the event of a pandemic or severe epidemic, although it may not be possible to avoid product shortages and backlogs in such circumstances.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The table below sets forth certain information regarding our purchases of common stock of BD during the quarter ended March 31, 2009.
Issuer Purchases of Equity Securities

			Total Number of
			Shares Purchased	Maximum Number
			as Part of	of Shares that May
	Total Number of	Average Price	Publicly	Yet Be Purchased
For the three months ended	Shares Purchased	Paid per	Announced Plans	Under the Plans or
March 31, 2009	(1)	Share	or Programs (2)	Programs (2)
January 1 – 31, 2009	310,609	$71.77	300,000	11,205,914
February 1 – 28, 2009	506,071	$73.27	500,000	10,705,914
March 1 – 31, 2009	3,030	$64.54	—	10,705,914
Total	819,710	$72.67	800,000	10,705,914

(1)	Includes 12,173 shares purchased during the quarter in open market transactions by the trust relating to BD’s Deferred Compensation Plan and 1996 Directors’ Deferral Plan, and 7,537 shares delivered to BD in connection with stock option exercises.

(2)	These repurchases were made pursuant to a repurchase program covering 10 million shares authorized by the Board of Directors of BD on July 24, 2007 (the “2007 Program”). There is no expiration date for the 2007 Program. The Board authorized the repurchase of 10 million additional shares on November 24, 2008.
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
i.)	A management proposal to ratify the selection of Ernst & Young, LLP as independent registered public accounting firm for the fiscal year ending September 30, 2009 was voted upon. 210,709,178 shares were voted for the proposal, 3,341,407 shares were voted against, and 191,817 shares abstained.

ii.)	A management proposal to amend BD’s Restated Certificate of Incorporation to provide for the annual election of directors was voted upon. 213,026,423 shares were voted for the proposal, 958,420 shares were voted against, 257,559 shares abstained.

iii.)	A management proposal to amend the 2004 Employee and Director Equity-Based Compensation Plan was voted upon. 170,491,966 shares were voted for the proposal, 15,787,933 shares were voted against, 346,301 shares abstained, and there were 27,616,202 broker non-votes.

iv.)	A management proposal requesting approval of material terms of performance goals under the 2004 Employee and Director Equity-Based Compensation Plan. 206,040,634 shares were voted for the proposal, 7,618,671 shares were voted against, 578,897 shares abstained, and there were 4,200 broker non-votes.

v.)	A shareholder proposal requesting that the Board of Directors take the necessary steps to amend BD’s bylaws to give holders of 10% of BD’s common stock (or the lowest percentage allowed by law above 10%) the power to call a special shareholder meeting was voted upon. 112,863,059 shares were voted for the proposal, 73,225,879 shares were voted against, 541,462 shares abstained, and there were 27,612,002 broker non-votes.

vi.)	A shareholder proposal requesting that the Board of Directors take the necessary steps to provide for cumulative voting in the election of directors was voted upon. 80,170,748 shares were voted for the proposal, 105,990,467 shares were voted against, 469,185 shares abstained, and there were 27,612,002 broker non-votes.

Item 5. Other Information
     Not applicable.
Item 6. Exhibits

Exhibit 31	Certifications of Chief Executive Officer and Chief Financial Officer, pursuant to SEC Rule 13a — 14(a).

Exhibit 32	Certifications of Chief Executive Officer and Chief Financial Officer, pursuant to Rule 13a — 14(b) and Section 1350 of Chapter 63 of Title 18 of the U.S. Code.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Becton, Dickinson and Company (Registrant)

Dated: May 6, 2009

/s/ David V. Elkins David V. Elkins
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

/s/ Robert Oliynik Robert Oliynik
Vice President and Controller
(Chief Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibits

31	Certifications of Chief Executive Officer and Chief Financial Officer, pursuant to SEC Rule 13a — 14(a).

32	Certifications of Chief Executive Officer and Chief Financial Officer, pursuant to Rule 13a - 14(b) and Section 1350 of Chapter 63 of Title 18 of the U.S. Code.