Form 10-Q
period 2009-06-30
BECTON DICKINSON & CO
filed 2009-08-10
CIK 10795

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended      June 30, 2009
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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Shares Outstanding as of June 30, 2009

Common stock, par value $1.00	239,389,718

BECTON, DICKINSON AND COMPANY
FORM 10-Q
For the quarterly period ended June 30, 2009

ITEM 1. FINANCIAL STATEMENTS
BECTON, DICKINSON AND COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
Thousands of dollars

	June 30,	September 30,
	2009	2008
	(Unaudited)
Assets

Current Assets:
Cash and equivalents	$1,331,601	$830,477
Short-term investments	420,359	199,942
Trade receivables, net	1,144,944	1,079,051
Inventories:
Materials	171,258	162,726
Work in process	224,818	203,926
Finished products	810,931	713,774

	1,207,007	1,080,426
Prepaid expenses, deferred taxes and other	356,770	424,779
Assets held for sale	30,856	—

Total Current Assets	4,491,537	3,614,675

Property, plant and equipment	5,978,641	5,797,995
Less allowances for depreciation and amortization	(3,196,140)	(3,053,521)

	2,782,501	2,744,474

Goodwill	610,782	625,768
Core and Developed Technology, Net	305,641	348,531
Other Intangibles, Net	99,066	89,675
Capitalized Software, Net	175,991	133,486
Other	383,469	356,334

Total Assets	$8,848,987	$7,912,943

Liabilities and Shareholders’ Equity

Current Liabilities:
Short-term debt	$405,737	$201,312
Payables and accrued expenses	1,236,320	1,215,267
Liabilities held for sale	4,405	—

Total Current Liabilities	1,646,462	1,416,579

Long-Term Debt	1,483,560	953,226

Long-Term Employee Benefit Obligations	383,032	464,982

Deferred Income Taxes and Other	124,037	142,588

Commitments and Contingencies	—	—

Shareholders’ Equity:
Common stock	332,662	332,662
Capital in excess of par value	1,465,823	1,359,531
Retained earnings	7,514,585	6,838,589
Deferred compensation	17,146	14,694
Common shares in treasury – at cost	(3,898,023)	(3,532,398)
Accumulated other comprehensive loss	(220,297)	(77,510)

Total Shareholders’ Equity	5,211,896	4,935,568

Total Liabilities and Shareholders’ Equity	$8,848,987	$7,912,943

See notes to condensed consolidated financial statements

BECTON, DICKINSON AND COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Thousands of dollars, except per share data
(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Revenues	$1,820,255	$1,849,339	$5,263,141	$5,262,786

Cost of products sold	860,063	905,388	2,485,687	2,566,465
Selling and administrative	429,940	435,807	1,272,318	1,263,212
Research and development	98,489	99,928	294,391	287,169

Total Operating Costs and Expenses	1,388,492	1,441,123	4,052,396	4,116,846

Operating Income	431,763	408,216	1,210,745	1,145,940

Interest income	12,767	10,956	18,730	32,489
Interest expense	(11,288)	(9,017)	(26,607)	(27,455)
Other (expense) income, net	(4,247)	(1,285)	(538)	252

Income From Continuing Operations Before Income Taxes	428,995	408,870	1,202,330	1,151,226

Income tax provision	90,291	112,875	295,033	314,321

Income From Continuing Operations	338,704	295,995	907,297	836,905

Income from Discontinued Operations, net	2,323	1,094	7,086	7,916

Net Income	$341,027	$297,089	$914,383	$844,821

Basic Earnings per Share:
Income from Continuing Operations	$1.41	$1.21	$3.77	$3.42
Income from Discontinued Operations	0.01	—	0.03	0.03

Basic Earnings per Share (A)	$1.42	$1.22	$3.80	$3.46

Diluted Earnings per Share:
Income from Continuing Operations	$1.38	$1.18	$3.67	$3.31
Income from Discontinued Operations	0.01	—	0.03	0.03

Diluted Earnings per Share	$1.39	$1.18	$3.70	$3.34

Dividends per Common Share	$0.330	$0.285	$0.990	$0.855

(A)	Total per share amounts may not add due to rounding.
See notes to condensed consolidated financial statements

BECTON, DICKINSON AND COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Thousands of dollars
(Unaudited)

	Nine Months Ended
	June 30,
	2009	2008
Operating Activities
Net income	$914,383	$844,821
Income from discontinued operations, net	(7,086)	(7,916)

Income from continuing operations	907,297	836,905
Adjustments to income from continuing operations to derive net cash provided by continuing operating activities, net of amounts acquired:
Depreciation and amortization	352,246	352,936
Share-based compensation	78,984	80,526
Deferred income taxes	(21,627)	(10,766)
Change in working capital	(214,969)	(84,742)
Pension obligation	(75,909)	10,582
Other, net	22,126	19,863

Net Cash Provided by Continuing Operating Activities	1,048,148	1,205,304

Investing Activities
Capital expenditures	(354,068)	(418,125)
Capitalized software	(81,183)	(31,009)
Purchases of investments, net	(223,064)	(50,170)
Acquisitions of businesses, net of cash acquired	—	(41,394)
Other, net	(55,634)	(29,663)

Net Cash Used for Continuing Investing Activities	(713,949)	(570,361)

Financing Activities
Change in short-term debt	1,605	(3,740)
Proceeds from long-term debt	736,207	—
Payments of debt	(289)	(591)
Repurchase of common stock	(371,426)	(354,389)
Excess tax benefits from payments under share-based compensation plans	12,170	55,715
Dividends paid	(237,908)	(208,996)
Issuance of common stock and other, net	21,655	64,031

Net Cash Provided by (Used for) Continuing Financing Activities	162,014	(447,970)

Discontinued Operations
Net cash provided by operating activities	9,778	24,857
Net cash used for investing activities	(127)	(286)

Net Cash Provided by Discontinued Operations	9,651	24,571

Effect of exchange rate changes on cash and equivalents	(4,740)	12,882

Net increase in cash and equivalents	501,124	224,426

Opening Cash and Equivalents	830,477	511,482

Closing Cash and Equivalents	$1,331,601	$735,908

See notes to condensed consolidated financial statements

BECTON, DICKINSON AND COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Dollar and share amounts in thousands, except per share data
June 30, 2009
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
The Company evaluates subsequent events and the evidence they provide about conditions existing at the date of the balance sheet as well as conditions that arose after the balance sheet date but before the financial statements are issued. The effects of conditions that existed at the date of the balance sheet date are recognized in the financial statements. Events and conditions arising after the balance sheet date but before the financial statements are issued are evaluated to determine if disclosure is required to keep the financial statements from being misleading. To the extent such events and conditions exist, disclosures are made regarding the nature of events and the estimated financial effects for those events and conditions. For purposes of preparing the accompanying condensed consolidated financial statements and the following notes to these financial statements, the Company evaluated subsequent events through the date the financial statements were issued.
Note 2 — Accounting Change
In June 2009, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168, “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles a Replacement of FASB Statement No. 162” (“SFAS No. 168”). This Standard establishes the FASB Accounting Standards Codification™ (the “Codification”) as the official source of authoritative GAAP (other than guidance issued by the SEC) for all non-governmental entities. The Codification, which changes the referencing of financial standards, supersedes current authoritative guidance and is effective for interim or annual financial periods ending after September 15, 2009. The Codification is not intended to change or alter existing GAAP and it is not expected to result in a change in accounting practice for the Company.
In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS No. 165”). SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued.

The Company adopted SFAS No. 165 on June 30, 2009. SFAS No. 165 did not impact the consolidated financial statements as a result of its adoption. The disclosures required under SFAS No. 165 are included in Note 1.
In April 2009, the FASB issued FASB Staff Position (“FSP”) FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP 107-1”), which amends SFAS No. 107, “Fair Value Disclosures about Financial Instruments” (“SFAS No. 107”) to require disclosure about fair value of financial instruments, including those not recognized on the statement of financial position at fair value, for interim reporting periods as well as in annual financial statements. The FSP is effective for interim and annual reporting periods ending after June 15, 2009. The Company’s adoption of FSP 107-1 on June 30, 2009 did not impact the consolidated financial statements. The disclosures required under FSP 107-1 are included in Note 12.
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133” (“SFAS No. 161”). SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”). The Statement requires qualitative disclosures regarding how and why an entity uses derivative instruments as well as how these instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations. Entities are also required to provide tabular disclosures that quantify the effects derivative instruments and hedged items have on financial position, financial performance, and cash flows. The Company adopted SFAS No. 161 on March 31, 2009. SFAS No. 161 is a disclosure-only standard and, as such, did not impact the consolidated financial statements as a result of its adoption. The disclosures required under SFAS No. 161 are included in Note 11.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures relating to fair value measurements. In February 2008, the FASB deferred implementation of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities not measured at fair value on a recurring basis (at least annually) for one year. The Company implemented SFAS No. 157 for financial assets and liabilities, as well as other assets measured at fair value on a recurring basis, on October 1, 2008. The effect of this adoption did not materially impact the Company’s consolidated financial statements. The disclosures required under SFAS No. 157 are included in Note 12. The Company is assessing the impact of adopting SFAS No. 157 on October 1, 2009 for nonfinancial assets and liabilities measured on a nonrecurring basis.

Note 3 — Comprehensive Income
Comprehensive income was comprised of the following:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Net Income	$341,027	$297,089	$914,383	$844,821
Other Comprehensive Income (Loss),
Net of Tax
Foreign currency translation adjustments	180,430	15,731	(103,564)	215,935
Benefit plans adjustment	3,097	1,830	9,291	5,492
Unrealized losses on investments, net of amounts reclassifed net of amounts reclassified	(22)	(86)	(87)	(61)
Unrealized (losses) gains on cash flow hedges, net of amounts realized	(43,330)	6,904	(48,427)	8,696

	140,175	24,379	(142,787)	230,062

Comprehensive Income	$481,202	$321,468	$771,596	$1,074,883

Unrealized losses or gains on investments and cash flow hedges in comprehensive income have been adjusted to reflect any realized gains and recognized losses included in net income during the three and nine months ended June 30, 2009 and 2008. The change in foreign currency translation adjustments for the three months ended June 30, 2009 is attributable to a weaker U.S. dollar versus European currencies. The change in foreign currency translation adjustments for the nine months ended June 30, 2009 is primarily attributable to a stronger U.S. dollar versus European and Latin American currencies at June 30, 2009, compared with a weaker U.S. Dollar against stronger European currencies at June 30, 2008.
Note 4 — Earnings per Share
The weighted average common shares used in the computations of basic and diluted earnings per share (shares in thousands) were as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Average common shares outstanding	240,109	244,273	240,923	244,478
Dilutive share equivalents from share-based plans	5,587	7,375	6,160	8,466

Average common and common equivalent shares outstanding – assuming dilution	245,696	251,648	247,083	252,944

Note 5 — Contingencies
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
On April 27, 2009, the Company entered into a settlement agreement with the direct purchaser plaintiffs in these actions. Under the terms of the settlement agreement, which is subject to preliminary and final approval by the court following notice to potential class members, the Company will pay $45,000 into a settlement fund in exchange for a release by all potential class members of the direct purchaser claims related to the products and acts enumerated in the Complaint, as well as a dismissal of the case with prejudice. The release would not cover potential class members that affirmatively opt out of the settlement. No settlement has been reached to date with the indirect purchaser plaintiffs in these cases, which will continue to the extent these cases relate to their claims. On May 7, 2009, certain indirect purchaser plaintiffs in the litigation, who are not parties to the settlement, filed a motion with the court seeking to enjoin the consummation of the settlement agreement on the grounds that, among other things, the court had not yet ruled on the issue of which plaintiffs have direct purchaser standing.
On June 6, 2006, UltiMed, Inc., a Minnesota company, filed suit against the Company in the U.S. District Court in Minneapolis, Minnesota (UltiMed, Inc. v. Becton, Dickinson and Company (06CV2266)). The plaintiff alleged, among other things, that the Company excluded the plaintiff from the market for home use insulin syringes by entering into anticompetitive contracts in violation of federal and state antitrust laws. The plaintiff sought money damages and injunctive relief. On January 6, 2009, the Company and UltiMed entered into a settlement agreement for this matter. Under the terms of the settlement, the Company paid $750.
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
In Ohio, Grant vs. Becton Dickinson et al. (Case No. 98CVB075616, Franklin County Court), on September 21, 2006, the Ohio Court of Appeals reversed the trial court’s grant of class certification. The matter had been remanded to the trial court for a determination of whether the class can be redefined. On March 6, 2009, the Company and the plaintiff entered into a settlement agreement, pursuant to which the Company paid $600.
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

Note 6 — Segment Data
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

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2009	2008	2009		2008
Revenues (A)
Medical	$968,671	$998,148	$2,725,347		$2,790,439
Diagnostics	566,379	553,422	1,646,211		1,606,745
Biosciences	285,205	297,769	891,583		865,602

	$1,820,255	$1,849,339	$5,263,141		$5,262,786

Segment Operating Income
Medical	$303,663	$283,904	$811,111		$791,088
Diagnostics	154,836	135,443	450,637		387,744
Biosciences	76,176	82,832	268,012		245,501

Total Segment Operating Income	534,675	502,179	1,529,760		1,424,333
Unallocated Items (B)	(105,680)	(93,309)	(327,430)	(C)	(273,107)

Income from Continuing
Operations Before Income Taxes	$428,995	$408,870	$1,202,330		$1,151,226

(A)	Intersegment revenues are not material.

(B)	Includes primarily interest, net; foreign exchange; corporate expenses; and share-based compensation expense.

(C)	Includes charge associated with the pending settlement with the direct purchaser plaintiffs (which includes BD’s distributors) in certain antitrust class actions.

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Revenues by Organizational Units
BD Medical
Medical Surgical Systems	$498,872	$516,024	$1,451,954	$1,495,553
Diabetes Care	185,851	181,713	534,249	519,314
Pharmaceutical Systems	263,963	279,471	679,895	715,851
Ophthalmic Systems	19,985	20,940	59,249	59,721

	$968,671	$998,148	$2,725,347	$2,790,439

BD Diagnostics
Preanalytical Systems	$292,187	$290,761	$848,806	$836,422
Diagnostic Systems	274,192	262,661	797,405	770,323

	$566,379	$553,422	$1,646,211	$1,606,745

BD Biosciences
Cell Analysis	$209,769	$222,075	$670,283	$646,909
Discovery Labware	75,436	75,694	221,300	218,693

	$285,205	$297,769	$891,583	$865,602

	$1,820,255	$1,849,339	$5,263,141	$5,262,786

Note 7 — Share-Based Compensation
The Company grants share-based awards under the 2004 Employee and Director Equity-Based Compensation Plan (the “2004 Plan”), which provides long-term incentive compensation to employees and directors. The Company believes such awards align the interests of its employees and directors with those of its shareholders.
The fair value of share-based payments is recognized as compensation expense in net income. For the three months ended June 30, 2009 and 2008, compensation expense charged to income was $22,514 and $22,233, respectively. For the nine months ended June 30, 2009 and 2008, compensation expense was $78,984 and $80,526, respectively. Share-based compensation attributable to discontinued operations was not material.
The amount of unrecognized compensation expense for all non-vested share-based awards as of June 30, 2009 was approximately $129,980, which is expected to be recognized over a weighted-average remaining life of approximately 2.1 years.
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
Note 8 — Benefit Plans
The Company has defined benefit pension plans covering substantially all of its employees in the United States and certain foreign locations. The Company also provides certain postretirement healthcare and life insurance benefits to qualifying domestic retirees. Other postretirement benefit plans in foreign countries are not material.
Net pension and postretirement cost included the following components for the three months ended June 30:

	Pension Plans		Other Postretirement Benefits
	2009	2008	2009	2008
Service cost	$13,035	$16,744	$865	$1,162
Interest cost	21,293	20,651	3,808	3,727
Expected return on plan assets	(20,646)	(24,635)	—	—
Amortization of prior service cost	(279)	(288)	(116)	(1,558)
Amortization of loss (gain)	4,297	2,017	(36)	989

Net pension and postretirement cost	$17,700	$14,489	$4,521	$4,320

Net pension and postretirement cost included the following components for the nine months ended June 30:

	Pension Plans		Other Postretirement Benefits
	2009	2008	2009	2008
Service cost	$39,363	$49,900	$2,591	$3,487
Interest cost	64,299	61,542	11,423	11,180
Expected return on plan assets	(62,348)	(73,415)	—	—
Amortization of prior service cost	(841)	(858)	(347)	(4,674)
Amortization of loss (gain)	12,978	6,009	(109)	3,022
Settlements	—	746	—	—

Net pension and postretirement cost	$53,451	$43,924	$13,558	$13,015

Postemployment benefit costs for the three months ended June 30, 2009 and 2008 were $4,502 and $5,941, respectively. For the nine months ended June 30, 2009 and 2008, postemployment benefit costs were $13,505 and $17,823, respectively.
Note 9 —Divestitures
On July 8, 2009, the Company sold certain assets and liabilities related to the elastics and thermometer components of the Home Healthcare product line of the Medical segment to 3M Company for $51,022, subject to post-closing adjustments. Concurrent with the sale, the Company intends to exit the remaining portion of the Home Healthcare product line. The results of operations associated with the Home Healthcare product line are reported as discontinued operations for all periods presented in the accompanying Condensed Consolidated Statements of Income. The assets and liabilities relating to the Home Healthcare product line sale are reported separately as Assets held for sale and Liabilities held for sale, respectively, in the accompanying Condensed Consolidated Balance Sheet at June 30, 2009.
Assets held for sale included the following at June 30, 2009:

Inventory	$15,265
Other current assets	7,592
Property, plant and equipment	1,374
Other intangibles, net	6,594
Other assets	31

Assets held for sale	$30,856

Liabilities held for sale at June 30, 2009 include Current liabilities of $4,405.

Results of discontinued operations were as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Revenues	$20,798	$18,687	$52,214	$61,895

Income from discontinued operations before income taxes	2,537	833	8,767	9,280
Less income tax provision (benefit)	214	(261)	1,681	1,364

Income from discontinued operations, net (A)	$2,323	$1,094	$7,086	$7,916

(A)	For the three months ended June 30, 2009 and 2008, includes $(170) and $(320), respectively associated with the blood glucose monitoring (“BGM”) product line sold in 2006. For the nine months ended June 30, 2009 and 2008, includes amounts associated with BGM of $(207) and $880, respectively.
Note 10 —Intangible Assets
Intangible assets consisted of:

	June 30, 2009		September 30, 2008
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Amortized intangible assets
Core and developed technology	$515,033	$209,392	$548,974	$200,443
Patents, trademarks, and other	312,117	222,074	297,321	216,697

	$827,150	$431,466	$846,295	$417,140

Unamortized intangible assets
Trademarks	$9,023		$9,051

Intangible amortization expense for the three months ended June 30, 2009 and 2008 was $11,946 and $12,941, respectively. Intangible amortization expense for the nine months ended June 30, 2009 and 2008 was $35,193 and $37,905, respectively.

Note 11 —Derivative Instruments and Hedging Activities
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
The Company is exposed to foreign currency exchange risk, interest rate risk and commodity price risk relating to its ongoing business operations. The Company has foreign currency exposures throughout Europe, Asia-Pacific, Canada, Japan and Latin America. Transactional currency exposures that arise from entering into transactions, generally on an intercompany basis, in non-hyperinflationary countries that are denominated in currencies other than the functional currency are mitigated primarily through the use of forward contracts and currency options. Hedges of the transactional foreign exchange exposures resulting primarily from intercompany payables and receivables do not qualify for hedge accounting under SFAS No. 133.
Currency exposure that arises from translating the worldwide results of operations, specifically sales, to the U.S. dollar at exchange rates that have fluctuated from the beginning of a reporting period are partially hedged using option and forward contracts. In accordance with SFAS No. 133, the Company designates forward and option contracts utilized to hedge these forecasted sales denominated in foreign currencies as cash flow hedges. The Company’s option contracts expired in fiscal year 2008 and only forward contracts have been utilized to hedge forecasted sales for fiscal years 2009 and 2010.
The Company’s primary interest rate exposure results from changes in short-term U.S. dollar interest rates. The Company’s policy is to manage interest cost using a mix of fixed and floating rate debt and it manages debt and interest-bearing investments in tandem, since these items have an offsetting impact on interest rate exposure. The Company periodically utilizes interest rate swaps to maintain a balance between fixed and floating rate instruments. Under these interest rate swaps, the Company exchanges, at specified intervals, the difference between fixed and floating interest amounts calculated by reference to an agreed-upon notional principal amount. An interest rate swap currently maintained by the Company to hedge interest costs is designated as a fair value hedge under SFAS No. 133.
The Company also manages risks associated with certain forecasted commodity purchases by using forward contracts. The Company has currently designated a commodity forward contract as a cash flow hedge of forecasted purchases of polyethylene.

Cash Flow Hedging Strategy
The Company hedges forecasted sales denominated in foreign currencies using forward and option contracts to protect against the reduction in value of forecasted foreign currency cash flows resulting from export sales. The Company’s hedging program has been designed to offset movements of the U.S. dollar against other foreign currencies and the resulting changes in the present value of future foreign currency revenue, by either gains or losses in the fair value of foreign currency derivative contracts. The Company has also entered into a forward contract on ethane to manage the price risk associated with forecasted purchases of polyethylene used in the Company’s manufacturing process. The objective of this hedge is to reduce the variability of cash flows associated with the forecasted purchases of polyethylene.
Changes in the effective portion of the fair value of the Company’s forward and option contracts that are designated and qualify as cash flow hedges (i.e., hedging the exposure to variability in expected future cash flows that is attributable to a particular risk) are included in Other comprehensive income (loss) until the hedged transactions are reclassified in earnings. Once the hedged transaction occurs, the gain or loss on the contract is recognized from Accumulated other comprehensive income (loss) to the same line associated with the forecasted transaction (e.g., in “Revenues” when the hedged transactions are forecasted sales denominated in foreign currencies, in “Cost of products sold” when hedged transactions are forecasted commodity purchases). The Company records the premium or discount of the forward contracts, which is included in the assessment of hedge effectiveness, to Revenues. At June 30, 2009, the Company expects to reclassify $11,400, net of tax, of net losses on foreign currency exchange instruments from Accumulated other comprehensive income to earnings during the next 12 months due to actual and forecasted export sales. This net loss is comprised of a gain of $8,271, net of tax, which will be reclassified to earnings in the fourth quarter of 2009, and a loss of $19,671, net of tax, which will be reclassified to earnings in the first nine months of 2010. At June 30, 2009, the expected reclassification of net losses on the ethane forward contract from Accumulated other comprehensive income to Cost of products sold during the next 12 months is $60.
The Company’s policy is to manage interest cost using a mix of fixed and floating rate debt. Changes in the fair value of the interest rate swaps designated as cash flow hedges (i.e., hedging the exposure to variability in expected future cash flows that is attributable to a particular risk) under SFAS No. 133 are offset by amounts recorded in other comprehensive income (loss). If interest rate derivatives designated as cash flow hedges are terminated, the balance in other comprehensive income (loss) attributable to those derivatives is reclassified into earnings over the remaining life of the hedged debt. The Company currently has no active or “live” interest rate swaps designated as cash flow hedges under SFAS No. 133. The amounts, related to terminated interest rate swaps, that will be reclassified and recorded in Interest expense within the next 12 months is $1,235, net of tax.
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

Volume of Derivative Activity
The total notional amount of the Company’s outstanding foreign exchange contracts as of June 30, 2009 was $2,026,243. As of June 30, 2009, the notional amount of the Company’s commodity contract was 824,000 gallons of ethane. As of June 30, 2009 the total notional amount of the Company’s outstanding interest rate swaps was $200,000.
Risk Exposures Not Hedged
The Company purchases resins, which are oil-based components used in the manufacture of certain products. While the Company has been able to hedge certain purchases of polyethylene, the Company does not currently utilize any hedges to manage the risk exposures related to other resins. Significant increases in world oil prices that lead to increases in resin purchase costs could impact future operating results.
Effects on Consolidated Balance Sheets
The location and amounts of derivative instrument fair values in the consolidated balance sheet are segregated below between designated, qualifying SFAS No. 133 hedging instruments and ones that are not designated under SFAS No. 133 for hedge accounting.

	June 30,	September 30,
	2009	2008
	Fair Value	Fair Value
Asset derivatives-designated under SFAS No. 133
Forward exchange contracts	$14,480	$61,906
Interest rate swap	2,477	5,372

Total asset derivatives-designated under SFAS No. 133	$16,957	$67,278

Asset derivatives-undesignated under SFAS No. 133
Forward exchange contracts	$11,476	$16,431

Total asset derivatives (A)	$28,433	$83,709

Liability derivatives-designated under SFAS No. 133
Forward exchange contracts	$38,418	$961
Commodity forward contracts	40	—

Total liability derivatives-designated under SFAS No. 133	$38,458	$961

Liability derivatives-undesignated under SFAS No. 133
Forward exchange contracts	$12,950	$28,686

Total liability derivatives (B)	$51,408	$29,647

(A)	All asset derivatives are included in Prepaid expenses, deferred taxes and other.

(B)	All liability derivatives are included in Payables and accrued expenses.

Effects on Consolidated Statements of Income
Cash flow hedges
The location and amount of gains and losses on designated, qualifying SFAS No. 133 derivative instruments recognized in the consolidated statement of income for the three months ended June 30 consisted of:

				Gain (Loss)
				Reclassified from
	Gain (Loss) Recognized			Accumulated OCI into
	in OCI on Derivatives		Location of Gain (Loss)	Income
Derivatives in SFAS No. 133	Three Months Ended		Reclassified from	Three Months Ended
Cash Flow Hedging	June 30,		Accumulated OCI into	June 30,
Relationships	2009	2008	Income	2009	2008
Forward exchange contracts	$(43,759)	$5,319	Revenues	$27,766	$—
Currency options	—	1,312	Revenues	—	(2,874)
Interest rate swaps	274	273	Interest expense	274	273
Commodity forward contracts	155	—	Cost of products sold	(107)	—

Total	$(43,330)	$6,904		$27,933	$(2,601)

The location and amount of gains and losses on designated, qualifying SFAS No. 133 derivative instruments recognized in the consolidated statement of income for the nine months ended June 30 consisted of:

				Gain (Loss)
				Reclassified from
	Gain (Loss) Recognized			Accumulated OCI into
	in OCI on Derivatives		Location of Gain (Loss)	Income
Derivatives in SFAS No. 133	Nine Months Ended June		Reclassified from	Nine Months Ended
Cash Flow Hedging	30,		Accumulated OCI into	June 30,
Relationships	2009	2008	Income	2009	2008
Forward exchange contracts	$(49,187)	$5,319	Revenues	$93,567	$—
Currency options	—	2,559	Revenues	—	(7,287)
Interest rate swaps	820	818	Interest expense	820	818
Commodity forward contracts	(60)	—	Cost of products sold	(169)	—

Total	$(48,427)	$8,696		$94,218	$(6,469)

The Company’s designated SFAS No. 133 derivative instruments are perfectly effective. As such, there were no gains or losses, related to hedge ineffectiveness or amounts excluded from hedge effectiveness testing, recognized immediately in income for the three-month and nine-month periods ending June 30, 2009.

Fair value hedge
The location and amount of gains or losses on the hedged fixed rate debt attributable to changes in the market interest rates and the offsetting gain (loss) on the related interest rate swap are as follows:

	Gain/(Loss) on Swap				Gain/(Loss) on Borrowings
	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
Income Statement	June 30,		June 30,		June 30,		June 30,
Classification	2009	2008	2009	2008	2009	2008	2009	2008
Other (expense) income (A)	$(2,105)	$(4,900)	$(2,896)	$(159)	$2,105	$4,900	$2,896	$159

(A)	Changes in the fair value of the interest rate swap offset changes in the fair value of the fixed rate debt due to changes in market interest rates. There was no hedge ineffectiveness relating to this interest rate swap.
Undesignated hedges
The location and amount of gains and losses recognized in income on derivatives not designated as hedging instruments under SFAS No. 133 were as follows:

		Amount of Gain (Loss) Recognized in Income on Derivative
Derivatives Not Designated as	Location of Gain (Loss)	Three Months Ended		Nine Months Ended
Hedging Instruments Under	Recognized in Income on	June 30,		June 30,
SFAS No. 133	Derivatives	2009	2008	2009	2008
Forward exchange contracts (B)	Other (expense) income	$(21,868)	$14,505	$3,007	$35,004

(B)	The gains and losses on forward contracts and currency options utilized to hedge the intercompany transactional foreign exchange exposures are largely offset by gains and losses on the underlying hedged items in Other (expense) income.
Note 12 —Financial Instruments and Fair Value Measurements
The Company adopted SFAS No. 157 for financial assets and liabilities on October 1, 2008. The provisions of SFAS No. 157 define fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 requires the categorization of assets and liabilities within a three-level hierarchy based upon inputs used in measuring fair value. The Company adopted FSP 107-1 on June 30, 2009. This FSP amends SFAS No. 107 to require disclosure about fair value of financial instruments, including those not recognized on the statement of financial position at fair value, for interim reporting periods as well as in annual financial statements.

The fair values of financial instruments carried at June 30, 2009 are classified in accordance with the SFAS No. 157 fair value hierarchy in the table below:

		Basis of Fair Value Measurement
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
	Carrying	Identical Assets	Observable	Unobservable
	Value	(Level 1)	Inputs (Level 2)	Inputs (Level 3)
Assets
Cash and equivalents	$573,259	$573,259	$—	$—
Forward exchange contracts	25,956	—	25,956	—
Interest rate swap	2,477	—	2,477	—
Equity securities	98	98	—	—

Total Assets	$601,790	$573,357	$28,433	$—

Liabilities
Forward exchange contracts	$51,368	$—	$51,368	$—
Commodity forward contracts	40	—	40	—
Long-term debt	1,483,560	—	1,552,598	—

Total Liabilities	$1,534,968	$—	$1,604,006	$—

The Company’s cash and equivalents include money market fund balances. The fair values of these investments are based upon the quoted prices provided by the holding financial institutions. The Company’s remaining cash equivalents and short-term investments are carried at cost, which approximates fair value. The Company measures the fair value of forward exchange contracts and currency options based upon observable inputs, specifically spot currency rates and forward currency prices for similar assets and liabilities. The fair value of forward commodity contracts and interest rate swaps are provided by the financial institutions that are counterparties to these arrangements. Equity securities are valued using unadjusted quoted prices from active markets, such as stock exchanges, with frequent transactions and sufficient volume to provide pricing on an ongoing basis. The fair value of long-term debt is based upon quoted prices in active markets for similar instruments.
In May 2009, the Company issued $500,000 of 10-year 5% notes and $250,000 of 30-year 6% notes. The net proceeds from these issuances are expected to be used for the repayment of $200,000 in 7.15% notes, due October 1, 2009, and for general corporate purposes.

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
Financial Results
BD reported third quarter revenues of $1.820 billion, representing a decrease of 1.6% from the same period a year ago, which reflected volume increases of approximately 4.3%, price increases of approximately 0.7%, and net unfavorable foreign currency translation of approximately 6.6%, after factoring in hedge gains. Our reported revenues reflect the effect current economic conditions are having on customer demand in certain areas of our business. Sales in the United States of safety-engineered devices in the third quarter of 2009 were $273 million, representing a 4.5% increase from the prior year’s period. International sales of safety-engineered devices of $149 million in the third quarter of 2009 grew 4% above such sales in the prior year’s period, and included an estimated 14% unfavorable impact due to foreign currency translation. Overall, third quarter international revenues were $1.015 billion, representing a decrease of 5% as compared to the prior year’s period, and included an estimated 11% unfavorable impact due to foreign currency translation, net of hedge gains.
Comparisons of income from continuing operations between 2009 and 2008 are affected by the following significant items that are reflected in our 2009 financial results:
•	During the third quarter of fiscal year 2009, the Company recorded a tax benefit of $20 million, or 8 cents diluted earnings per share from continuing operations for the three-month period, relating to various tax settlements in multiple jurisdictions.
•	During the second quarter of fiscal year 2009, the Company recorded a charge of $45 million, or 11 cents diluted earnings per share from continuing operations for the nine-month period, associated with the pending settlement with the direct purchaser plaintiffs (which includes BD’s distributors) in certain antitrust class actions. Further discussion of these class actions is provided in Note 5 in the Notes to Condensed Consolidated Financial Statements.
As further discussed in our 2008 Annual Report on Form 10-K, we face currency exposure that arises from translating the results of our worldwide operations to the U.S. dollar at exchange rates that fluctuate from the beginning of the period. We purchase forward contracts to partially protect against adverse foreign exchange rate movements. Gains or losses on our derivative instruments are largely offset by the gains or losses on the underlying hedged transactions. We do not enter into derivative instruments for trading or speculative purposes.

During the first nine months of fiscal year 2009, the U.S. dollar has strengthened against most foreign currencies, primarily the Euro, compared to rates from fiscal year 2008. The resulting unfavorable impact of foreign currency translation on revenues in the first nine months of 2009 was mitigated to an extent by hedge gains, recorded in revenues, resulting from our hedging activities. For further discussion refer to Note 11 in the Notes to Condensed Consolidated Financial Statements. In addition, the strengthening of the U.S. dollar during the first quarter of 2009 reduced the carrying value of inventory sold outside the United States, resulting in lower cost of goods sold in the first quarter of 2009, which had a favorable impact on gross profit margin for the nine-month period reported. Our financial projections for 2009 discussed below are based on our foreign exchange rate assumptions. Further fluctuations in foreign exchange rates during 2009 could impact our financial results.

Results of Operations
Revenues
Refer to Note 6 in the Notes to Condensed Consolidated Financial Statements for segment financial data.
Medical Segment
Third quarter revenues of $969 million represented a decrease of $29 million, or 3%, over the prior year’s quarter, including an estimated $81 million, or 8%, unfavorable impact due to foreign currency translation, net of hedge gains. Worldwide sales growth was primarily due to sales of insulin delivery products, as well as safety-engineered and prefillable devices. Global sales of safety-engineered products were $199 million, as compared with $191 million in the prior year’s quarter, and included a $7 million unfavorable impact due to foreign currency translation. For the nine-month period ended June 30, 2009, global sales of safety-engineered products were $575 million, as compared with $557 million in the prior year’s period, and included a $16 million unfavorable impact due to foreign currency translation. Total BD Medical Segment revenues for the nine-month period ended June 30, 2009 decreased by 2% from the prior year’s nine-month period, including a 6% unfavorable impact from foreign currency translation, net of hedge gains.
Diagnostics Segment
Third quarter revenues of $566 million represented an increase of $13 million, or 2%, over the prior year’s quarter, including an estimated $33 million, or 6%, unfavorable impact due to foreign currency translation, net of hedge gains. Global sales of safety-engineered products in the Preanalytical Systems unit totaled $223 million, compared with $213 million in the prior year’s quarter, and included a $13 million unfavorable impact due to foreign currency translation. Sales of safety-engineered devices, cancer diagnostics products and infectious disease testing systems, including flu-related products, contributed to revenue growth. For the nine-month period ended June 30, 2009, global sales of safety-engineered products in the Preanalytical Systems unit were $642 million as compared with $609 million in the prior year’s period, and included a $28 million unfavorable impact due to foreign currency translation. Total BD Diagnostics Segment revenues for the nine-month period ended June 30, 2009 increased by 2.5% from the prior year’s nine-month period, including a 4% unfavorable impact from foreign currency translation, net of hedge gains.
Biosciences Segment
Third quarter revenues of $285 million represented a decrease of $13 million, or 4%, compared to the prior year’s quarter, including an estimated $9 million, or 3%, unfavorable impact due to foreign currency translation, net of hedge gains. Demand in the U.S. for capital equipment in the research and clinical segments continued to be impacted by funding constraints. The Company also began to experience weakening demand for instruments in Japan and certain parts of Europe during the quarter. For the nine-month period ended June 30, 2009, total BD Biosciences Segment revenues increased by 3% from the prior year’s period, including a 1% unfavorable impact from foreign currency translation, net of hedge gains. Biosciences Segment revenues reflect a larger portion of our hedge gains, as further discussed in Note 6 in the Notes to Condensed Consolidated Financial Statements.
Segment Operating Income
Medical Segment
Segment operating income for the third quarter was $304 million, or 31.3% of Medical revenues, compared with $284 million, or 28.4% of segment revenues, in the prior year’s quarter. Gross profit margin was higher than the third quarter of 2008 primarily due to favorable foreign currency translation, including hedge gains, as well as favorable resin prices compared with the prior year’s period, partially offset by increased manufacturing start-up costs. See further discussion on gross profit margin below. Selling and administrative expense as a percentage of Medical revenues in the third quarter of 2009 was lower than the comparable amount in the third quarter of 2008, due to continued spending controls. Segment operating income for the nine-month period was $811 million, or 29.8% of Medical revenues, compared with $791 million, or 28.3% in the prior year’s period.
Diagnostics Segment
Segment operating income for the third quarter was $155 million, or 27.3% of Diagnostics revenues, compared with $135 million, or 24.5% of segment revenues in the prior year’s quarter. Gross profit margin was higher than the third quarter of 2008 due to relatively higher sales of products with higher gross margins, the favorable impact of foreign currency translation, including hedge gains, and reduced start-up costs, which were partially offset by increased costs of raw materials. See further discussion on gross profit margin below. Selling and administrative expense as a percentage of Diagnostics revenues in the third quarter of 2009 was lower than the comparable amount in the third quarter of 2008, due to continued spending controls. Segment operating income for the nine-month period was $451 million, or 27.4% of Diagnostics revenues compared with $388 million, or 24.1% in the prior year’s period.
Biosciences Segment
Segment operating income for the third quarter was $76 million, or 26.7% of Biosciences revenues, compared with $83 million, or 27.8% of segment revenues, in the prior year’s quarter. Gross profit margin decreased primarily due to plant restructuring costs, higher instrument costs due to lower manufacturing volumes, the unfavorable impact of relatively higher sales of products with lower gross margins, and an asset impairment charge. See further discussion on gross profit margin below. Selling and administrative expense as a percentage of Biosciences revenues for the quarter decreased compared with the prior year’s quarter, as a result of continued spending controls. Segment operating income for the nine-month period was $268 million, or 30.1% of Biosciences revenues, compared with $246 million, or 28.4% in the prior year’s period.

Gross Profit Margin
Gross profit margin was 52.8% for the third quarter, compared with 51.0% for the comparable prior year period. Gross profit margin in the third quarter of 2009 as compared with the prior year’s period reflected an estimated favorable impact of 110 basis points, from both foreign currency translation and the gains resulting from the hedging of certain foreign currencies, in particular the Euro, as previously discussed above under “Overview of Financial Results.” Favorable purchase prices for raw materials, substantially resins, also improved gross profit margin in the third quarter by 100 basis points. These favorable impacts were partially offset by approximately 30 basis points related to increased manufacturing start-up costs and the unfavorable impact of relatively higher sales of products with lower gross margins (in particular from the Biosciences segment). Gross profit margin in the nine-month period of 2009 of 52.8% compared with the prior year’s period of 51.2% reflected an estimated favorable impact of 190 basis points from both foreign currency translation and the hedging of certain foreign currencies. Partially offsetting these gains were increases in manufacturing start-up costs and the unfavorable impact of relatively higher sales of products with lower gross margins, aggregating approximately 30 basis points. We expect gross profit margin to increase by about 120 to 170 basis points in 2009 compared with 2008.
Selling and Administrative Expense
Selling and administrative expense was 23.6% of revenues for the third quarter and 24.2% for the nine-month period, compared with 23.6% and 24.0%, respectively, for the prior year’s periods. Aggregate expenses for the current period reflect a favorable foreign exchange impact of $30 million, offset by increases in base spending of $24 million. Aggregate expenses for the nine-month period reflected the $45 million litigation charge previously discussed and $32 million of increased net core spending. These increases were partially offset by $68 million of favorable foreign exchange impacts. On a reported basis, selling and administrative expense as a percentage of revenues is expected to decrease by about 10 to 40 basis points in 2009 compared with 2008.
Research and Development Expense
Research and development expense was $98 million, or 5.4% of revenues, for the third quarter, which was relatively flat compared with the prior year’s amount of $100 million, or 5.4% of revenues. Research and development expense was $294 million, or 5.6% of revenues, for the nine-month period in the current year, compared with the prior year’s amount of $287 million, or 5.5% of revenues. The nine-month increase in research and development expenditures reflects increased spending for new programs in each of our segments. We anticipate research and development expense to be 5.6% to 5.8% of revenues for 2009.
Non-Operating Expense and Income
Interest income was $13 million in the third quarter, compared with $11 million in the prior year’s period. The increase resulted from investment gains on assets relating to our deferred compensation plan, partially offset by lower investment rates. The related offsetting changes in the deferred compensation liability were recorded in selling and administrative expenses. Interest income was $19 million in the nine-month period, compared with $32 million in the prior year’s period. The decrease resulted primarily from lower investment rates. Interest expense was $11 million in the third quarter compared with $9 million in the prior year’s period. The increase reflects higher levels of debt, offset by lower interest rates on floating rate debt.

Interest expense of $27 million in the nine-month period was relatively flat compared with the prior year’s period. Other (expense) income was $(4) million in the third quarter and $(1) million in the nine-month period, compared with $(1) million and $.3 million, respectively, in the prior year’s periods.
Income Taxes
The income tax rate was 21.0% for the third quarter, compared with the prior year’s rate of 27.6% and reflected a 4.8% benefit due to various tax settlements in multiple jurisdictions. The nine-month tax rate was 24.5% compared with the prior year’s rate of 27.3%. The Company expects the reported tax rate for fiscal year 2009 to be about 25.4%.
Income from Continuing Operations and Diluted Earnings Per Share from Continuing Operations
Income from continuing operations and diluted earnings per share from continuing operations for the third quarter of 2009 were $339 million and $1.38, respectively. Income from continuing operations and diluted earnings per share from continuing operations for the prior year’s third quarter were $296 million and $1.18, respectively. For the nine-month periods, income from continuing operations and diluted earnings per share from continuing operations were $907 million and $3.67, respectively, in 2009 and $837 million and $3.31, respectively, in 2008. The tax benefit discussed above increased the current quarter and nine-month period’s income from continuing operations by $20 million, or 8 cents per share, respectively. The litigation charge decreased the nine-month period’s income from continuing operations and diluted earnings from continuing operations by $28 million, or 11 cents per share.
Discontinued Operations
On July 8, 2009, we sold the assets associated with the Home Healthcare product line. The results of operations of the Home Healthcare product line have been classified as discontinued operations for all periods presented in the Consolidated Statements of Income. An estimated gain on sale of 5 cents diluted earnings per share from discontinued operations will be recorded in the fourth quarter of fiscal year 2009. See Note 9 of the Notes to the Consolidated Financial Statements for additional discussion.
Liquidity and Capital Resources
Cash generated from operations, along with available cash and cash equivalents, is expected to be sufficient to fund our normal operating needs, including capital expenditures, cash dividends and common stock repurchases in 2009. Net cash provided by continuing operating activities was $1.048 billion during the first nine months of 2009, compared with $1.205 billion in the same period in 2008. The decrease in cash provided by changes in working capital primarily reflects higher inventory levels.
Net cash used for continuing investing activities for the first nine months of the current year was $714 million, compared with $570 million in the prior year period. The increase in cash used for capital software investments is primarily related to our enterprise-wide program to upgrade our business information systems. The increase in cash used for purchases of investments is related to the temporary investment of proceeds from the long-term debt issuances discussed below. Capital expenditures were $354 million in the first nine months of 2009 and $418 million in the same period in 2008. We expect capital spending for fiscal year 2009 to be about $600 million.

Net cash provided by continuing financing activities for the first nine months of the current year was $162 million, compared with net cash used for financing activities of $448 million in the prior year period. Net cash provided by continuing financing activities for the nine-month period included proceeds from long-term debt issuances, as discussed below. For the first nine months of the current year, the Company repurchased $371 million of its common stock, compared with approximately $354 million of its common stock in the prior year period. At June 30, 2009, authorization to repurchase an additional 10.3 million common shares was in effect.
As of June 30, 2009, total debt of $1.9 billion represented 26.5% of total capital (shareholders’ equity, net non-current deferred income tax liabilities, and debt), versus 18.8% at September 30, 2008. In May 2009, we issued $500 million of 10-year 5% notes and $250 million of 30-year 6% notes. The net proceeds from these issuances are expected to be used for the repayment of $200 million in 7.15% notes, due October 1, 2009, and for general corporate purposes. Short-term debt increased to 21% of total debt at the end of June 30, 2009, from 17% at September 30, 2008.
We have in place a commercial paper borrowing program that is available to meet our short-term financing needs, including working capital requirements. Borrowings outstanding under this program were $200 million at June 30, 2009. We have available a $1 billion syndicated credit facility with an expiration date in December 2012. This credit facility, under which there were no borrowings outstanding at June 30, 2009, provides backup support for our commercial paper program and can also be used for other general corporate purposes. This credit facility includes a single financial covenant that requires BD to maintain an interest expense coverage ratio (ratio of earnings before income taxes, depreciation and amortization to interest expense) of not less than 5-to-1 for the most recent four consecutive fiscal quarters. On the last eight measurement dates, this ratio has ranged from 23-to-1 to 32-to-1. In addition, we have informal lines of credit outside the United States.
Greek Government Receivables
Accounts receivable balances at June 30, 2009 include sales to government-owned or supported healthcare facilities in Greece of approximately $42 million, net of reserves which were increased in the third quarter of 2009. These sales are subject to significant payment delays due to government funding and reimbursement practices. We understand that this is an industry-wide issue for suppliers to these facilities. If significant changes occur in the availability of government funding, we may not be able to collect on amounts due from these customers. We do not expect this concentration of credit risk to have a material adverse impact on our financial position or liquidity.
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
The following are some important factors that could cause our actual results to differ from our expectations in any forward-looking statements. The “Risk Factors” included in our Annual Report on Form 10-K for the 2008 fiscal year and Quarterly Report on Form 10-Q for the period ended March 31, 2009 also describe certain risks that could adversely affect our business, financial condition, operating results or cash flows.
•	The current economic downturn and continued instability in the global financial markets and the potential adverse effect on liquidity and capital resources for BD or its customers and suppliers, the cost of operating our business, the demand for our products and services, or the ability to produce our products. This includes the impact on developing countries and their demand for our products.

•	Regional, national and foreign economic factors, including inflation, deflation and fluctuations in interest rates and foreign currency exchange rates and the potential effect of such fluctuations on revenues, expenses and resulting margins, as well as competition in certain markets.

•	Fluctuations in the cost and availability of oil-based resins and other raw materials, as well as certain sub-assemblies and finished goods, and the ability to maintain favorable supplier arrangements and relationships (particularly with respect to sole-source suppliers) and the potential adverse effects of any disruption in the availability of such items.

•	We operate in a highly competitive environment. New product introductions by our current or future competitors (for example, new forms of drug delivery) could adversely affect our ability to compete in the global market. Patents attained by competitors, particularly as patents on our products expire, may also adversely impact our competitive position. Certain competitors have established manufacturing sites or have contracted with suppliers in low-cost manufacturing locations as a means to lower their costs. New entrants may also appear.

•	We sell certain products to pharmaceutical companies that are used to manufacture, or are sold with, products by such companies. As a result, fluctuations in demand for the products of these pharmaceutical companies could adversely affect our operating results.

•	Changes in domestic and foreign healthcare industry practices and regulations resulting in increased pricing pressures, including the continued consolidation among healthcare providers; trends toward managed care and healthcare cost containment; and government laws and regulations relating to sales and promotion, reimbursement and pricing generally.

•	The effects, if any, of governmental and media activities regarding the business practices of group purchasing organizations, which negotiate product prices on behalf of their member hospitals with BD and other suppliers.

•	Our ability to obtain the anticipated benefits of restructuring programs, if any, that we may undertake.

•	Our ability to implement the upgrade of our enterprise resource planning system. Any delays or deficiencies in the design and implementation of our upgrade could adversely affect our business.

•	Adoption of, or changes in, government laws and regulations affecting domestic and foreign operations, including those relating to trade, monetary and fiscal policies, taxation (including tax reforms proposed by the Obama administration that could adversely impact multinational corporations), environmental matters, sales practices, price controls, licensing and regulatory approval of new products, regulatory requirements for products in the postmarketing phase, or changes in enforcement practices with respect to any such laws and regulations. In particular, environmental laws, particularly with respect to the emission of greenhouse gases, are becoming more stringent throughout the world, which may increase our costs of operations or necessitate changes in our manufacturing plants or processes.

•	Fluctuations in U.S. and international governmental funding and policies for life sciences research.

•	Difficulties inherent in product development, including the potential inability to successfully continue technological innovation, complete clinical trials, obtain regulatory approvals in the United States and abroad, obtain coverage and adequate reimbursement for new products, or gain and maintain market approval of products, as well as the possibility of encountering infringement claims by competitors with respect to patent or other intellectual property rights, all of which can preclude or delay commercialization of a product.

•	Pending and potential litigation or other proceedings adverse to BD, including antitrust claims, product liability claims, patent infringement claims, and the availability or collectibility of insurance relating to any such claims.

•	The effects, if any, of adverse media exposure or other publicity regarding BD’s business or operations.

•	Our ability to achieve the projected level or mix of product sales. Our earnings forecasts are generated based on such projected volumes and sales of many product types, some of which are more profitable than others.

•	The effect of market fluctuations on the value of assets in BD’s pension plans and the possibility that BD may need to make additional contributions to the plans as a result of any decline in the value of such assets.

•	Our ability to effect infrastructure enhancements and incorporate new systems technologies into our operations.

•	Product efficacy or safety concerns resulting in product recalls, regulatory action on the part of the U.S. Food and Drug Administration (or foreign counterparts) or declining sales.

•	Political conditions in international markets, including civil unrest, terrorist activity, governmental changes, restrictions on the ability to transfer capital across borders and expropriation of assets by a government.

•	The effects of natural disasters, including the current influenza pandemic and other pandemic diseases, earthquakes, fire, or the effects of climate change on our ability to manufacture our products, particularly where production of a product line is concentrated in one or more plants, or on our ability to source components from suppliers that are needed for such manufacturing.

•	Our ability to penetrate developing and emerging markets, which also depends on economic and political conditions, and how well we are able to acquire or form strategic business alliances with local companies and make necessary infrastructure enhancements to production facilities, distribution networks, sales equipment and technology.

•	The impact of business combinations, including acquisitions and divestitures, both internally on BD and externally on the healthcare industry.

•	Issuance of new or revised accounting standards by the Financial Accounting Standards Board or the Securities and Exchange Commission.
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
Item 4. Controls and Procedures
An evaluation was carried out by BD’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of BD’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of June 30, 2009. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were, as of the end of the period covered by this report, effective. There were no other changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
We are involved, both as a plaintiff and a defendant, in various legal proceedings which arise in the ordinary course of business, including product liability and environmental matters as set forth in our 2008 Annual Report on Form 10-K.
Since March 31, 2009, the following developments have occurred with respect to the legal proceedings in which we are involved:
Antitrust Class Actions
As previously reported, BD has entered into a settlement agreement, subject to court approval, with the direct purchaser plaintiffs in the matter of “In re Hypodermic Products Antitrust Litigation.” On May 7, 2009, certain indirect purchaser plaintiffs in that litigation, who are not parties to the settlement, filed a motion with the court seeking to enjoin the consummation of that settlement agreement on the ground that, among other things, the court had not yet ruled on the issue of which plaintiffs have direct purchaser standing. The settlement requires court approval, as we previously reported, and the settlement agreement expressly provides for the court to rule on the issue of direct purchaser standing as a precondition to approval.
Oil-for-Food Programme
As was previously reported, Becton Dickinson France, S.A., a subsidiary of BD, was listed among approximately 2,200 other companies in an October 2005 report of the Independent Inquiry Committee (“IIC”) of the United Nations (“UN”) as having been involved in humanitarian contracts in which unauthorized payments were suspected of having been made to the Iraqi Government in connection with the UN’s Oil-for-Food Programme (the “Programme”). BD conducted an internal review and found no evidence that BD or any BD employee or representative of BD made, authorized, or approved improper payments to the Iraqi Government in connection with the Programme. In June 2009, the Belgian Federal Police interviewed a BD employee at the BD office in Belgium from where sales to Iraq under the Programme were processed and requested certain documentation relating to sales under the Programme.
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
Item 1A. Risk Factors
There have been no material changes from the risk factors disclosed in Part 1, Item 1A, of our Annual Report on Form 10-K for the 2008 fiscal year and Part 1, Item 1A, of our Quarterly Report on Form 10-Q for the period ended March 31, 2009.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The table below sets forth certain information regarding our purchases of common stock of BD during the quarter ended June 30, 2009.
Issuer Purchases of Equity Securities

			Total Number of
			Shares Purchased	Maximum Number
			as Part of	of Shares that May
		Average Price	Publicly	Yet Be Purchased
For the three months ended	Total Number of	Paid per	Announced Plans	Under the Plans or
June 30, 2009	Shares Purchased (1)	Share	or Programs (2)	Programs (2)
April 1 – 30, 2009	3,779	$66.97	—	10,705,914
May 1 – 31, 2009	452,179	$66.44	450,000	10,255,914
June 1 – 30, 2009	23,243	$67.75	—	10,255,914
Total	479,201	$66.51	450,000	10,255,914

(1)	Includes 27,990 shares purchased during the quarter in open market transactions by the trust relating to BD’s Deferred Compensation Plan and 1996 Directors’ Deferral Plan, and 1,211 shares delivered to BD in connection with stock option exercises.

(2)	These repurchases were made pursuant to a repurchase program covering 10 million shares authorized by the Board of Directors of BD on July 24, 2007 (the “2007 Program”). There is no expiration date for the 2007 Program. The Board authorized the repurchase of 10 million additional shares on November 24, 2008.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders
Not applicable.

Item 5. Other Information
Supplemental information regarding BD’s fiscal year 2009 results through June 30, 2009 (on a quarterly and nine-month basis) and certain projected results for the fourth quarter of fiscal year 2009 is available on the “Investors” page of our website, www.bd.com. Information contained on our website does not constitute a part of this Form 10-Q and is not incorporated by reference herein.
Item 6. Exhibits

Exhibit 31	Certifications of Chief Executive Officer and Chief Financial Officer, pursuant to SEC Rule 13a — 14(a) of the Securities Exchange Act of 1934.

Exhibit 32	Certifications of Chief Executive Officer and Chief Financial Officer, pursuant to Rule 13a — 14(b) and Section 1350 of Chapter 63 of Title 18 of the U.S. Code of the Securities Exchange Act of 1934.

Exhibit 101	The following materials from this report, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Becton, Dickinson and Company (Registrant)

Dated: August 10, 2009

/s/ David V. Elkins
David V. Elkins
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Robert Oliynik
Robert Oliynik
Vice President and Controller (Chief Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibits

31	Certifications of Chief Executive Officer and Chief Financial Officer, pursuant to SEC Rule 13a — 14(a) of the Securities Exchange Act of 1934.

32	Certifications of Chief Executive Officer and Chief Financial Officer, pursuant to Rule 13a - 14(b) of the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the U.S. Code.

101	The following materials from this report, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.