Form 10-K
period 2009-09-30
BECTON DICKINSON & CO
filed 2009-11-25
CIK 10795

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2009
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
None
          Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
          Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
          Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
          As of March 31, 2009, the aggregate market value of the registrant’s outstanding common stock held by non-affiliates of the registrant was approximately $16,063,979,260.
          As of October 31, 2009, 237,118,874 shares of the registrant’s common stock were outstanding.
Documents Incorporated by Reference
          Portions of the registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held February 2, 2010 are incorporated by reference into Part III hereof.

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
          BD is a global medical technology company engaged principally in the development, manufacture and sale of medical devices, instrument systems and reagents used by healthcare institutions, life science researchers, clinical laboratories, the pharmaceutical industry and the general public.
Business Segments
          BD’s operations consist of three worldwide business segments: BD Medical, BD Diagnostics and BD Biosciences. Information with respect to BD’s business segments is included in Note 17 to the consolidated financial statements contained in Item 8, Financial Statements and Supplementary Data, and is incorporated herein by reference.
BD Medical
          BD Medical produces a broad array of medical devices that are used in a wide range of healthcare settings. They include many safety-engineered injection, infusion and surgery products. BD Medical’s principal product lines include needles, syringes and intravenous catheters for medication delivery; prefilled IV flush syringes; syringes and pen needles for the self-injection of insulin and other drugs used in the treatment of diabetes; prefillable drug delivery devices provided to pharmaceutical companies and sold to end-users as drug/device combinations; surgical blades/scalpels and regional anesthesia needles and trays; critical care monitoring devices; ophthalmic surgical instruments; and sharps disposal containers. The primary customers served by BD Medical are hospitals and clinics; physicians’ office practices; consumers and retail pharmacies; governmental and nonprofit public health agencies; pharmaceutical companies; and healthcare workers.
BD Diagnostics
          BD Diagnostics provides products for the safe collection and transport of diagnostics specimens, as well as instrument systems and reagents to detect a broad range of infectious diseases, healthcare-associated infections (HAIs) and cancers. BD Diagnostics’ principal products include integrated systems for specimen collection; safety-engineered blood collection products and systems; automated blood culturing systems; molecular testing systems for sexually transmitted diseases and HAIs; microorganism identification and drug susceptibility systems; liquid-based cytology systems for cervical cancer screening; rapid diagnostic assays; and plated media. BD Diagnostics serves hospitals, laboratories and clinics; reference laboratories; blood banks; healthcare workers; public health agencies; physicians’ office practices; and industrial and food microbiology laboratories.
BD Biosciences
          BD Biosciences produces research and clinical tools that facilitate the study of cells, and the components of cells, to gain a better understanding of normal and disease processes. That information is used to aid the discovery and development of new drugs and vaccines, and to improve the diagnosis and management of diseases. BD Biosciences’ principal product lines include fluorescence-activated cell sorters and analyzers; monoclonal antibodies and kits for performing cell analysis; reagent systems for life sciences research; cell imaging systems; laboratory products for tissue culture and fluid handling; diagnostic assays; and cell culture media supplements for biopharmaceutical manufacturing. The primary customers served by BD Biosciences are research and clinical laboratories; academic and government institutions; pharmaceutical and biotechnology companies; hospitals; and blood banks.
Acquisitions
          On November 19, 2009, BD acquired 100% of the outstanding shares of HandyLab, Inc. (“HandyLab”), a company that develops and manufactures molecular diagnostic assays and automation platforms. The purchase price was $275 million in cash. HandyLab has developed and commercialized a flexible automated platform for performing molecular diagnostics that complements BD’s molecular diagnostics offerings, specifically in the area of healthcare-associated infections.

International Operations
          BD’s products are manufactured and sold worldwide. For reporting purposes, we organize our operations outside the U.S. as follows: Europe (which includes the Middle East and Africa); Japan; Asia Pacific (which includes Australia and all of Asia except Japan); Latin America (which includes Mexico and Brazil) and Canada. The principal products sold by BD outside of the U.S. are needles and syringes; insulin syringes and pen needles; diagnostic systems; BD VacutainerTM brand blood collection products; BD HypakTM brand prefillable syringe systems; infusion therapy products; flow cytometry instruments and reagents; and disposable laboratory products. BD has manufacturing operations in Brazil, Canada, China, France, Germany, India, Ireland, Japan, Mexico, Pakistan, Singapore, South Korea, Spain, Sweden and the United Kingdom. Geographic information with respect to BD’s operations is included under the heading “Geographic Information” in Note 17 to the consolidated financial statements included in Item 8, Financial Statements and Supplementary Data, and is incorporated herein by reference.
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
Distribution
          BD’s products are marketed in the U.S. and internationally through independent distribution channels and directly to end-users by BD and independent sales representatives. No customer accounted for 10% or more of revenues in fiscal year 2009. Order backlog is not material to BD’s business inasmuch as orders for BD products generally are received and filled on a current basis, except for items temporarily out of stock. BD’s worldwide sales are not generally seasonal, with the exception of certain medical devices in the BD Medical segment, and respiratory and flu diagnostic products in the BD Diagnostics segment, that relate to seasonal diseases such as influenza.
Raw Materials
          BD purchases many different types of raw materials, including plastics, glass, metals, textiles, paper products, agricultural products, electronic and mechanical sub-assemblies and various biological, chemical and petrochemical products. Certain raw materials (primarily related to the BD Biosciences segment) are not available from multiple sources. In the case of certain principal raw materials that are available from multiple sources, for various reasons (including quality assurance and cost effectiveness), BD elects to purchase these raw materials from sole suppliers. In cases where there are regulatory requirements relating to qualification of suppliers, BD may not be able to establish additional or replacement sources on a timely basis. While BD works closely with its suppliers to ensure continuity of supply, the termination, reduction or interruption in supply of these sole-sourced raw materials could impact our ability to manufacture and sell certain of our products.
Research and Development
          BD conducts its research and development activities at its operating units and at BD Technologies in Research Triangle Park, North Carolina. Substantially all of BD’s research and development activities are conducted in the U.S. BD also collaborates with certain universities, medical centers and other entities on research and development programs, and retains individual consultants to support its efforts in specialized fields. BD spent approximately $408 million, $396 million and $359 million on research and development during the fiscal years ended September 30, 2009, 2008 and 2007, respectively. In addition, BD incurred acquired in-process research and development charges of $122 million related to the acquisitions of TriPath Imaging, Inc. and Plasso Technology, Ltd. in fiscal year 2007.
Intellectual Property and Licenses
          BD owns significant intellectual property, including patents, patent applications, technology, trade secrets, know-how, copyrights and trademarks in the U.S. and other countries. BD is also licensed under domestic and foreign patents, patent applications, technology, trade secrets, know-how, copyrights and trademarks owned by others. In the aggregate, these intellectual property assets and licenses are of material importance to BD’s business. BD believes, however, that no single patent, technology, trademark, intellectual property asset or license is material in relation to BD’s business as a whole, or to any business segment.
Competition
          BD operates in the increasingly complex and challenging medical technology marketplace whose dynamics are changing. Technological advances and scientific discoveries have accelerated the pace of change in medical technology, and regulation of increasingly more sophisticated and complex medical products is increasing. Companies of varying sizes compete in the global medical technology field. Some are more specialized than BD with respect to particular markets, and some have greater financial resources than BD. New companies have entered the field, particularly in the areas of molecular diagnostics, safety-engineered devices and in the life sciences, and established companies have diversified their business activities into the medical technology area. Other firms engaged in the distribution of medical technology products have become manufacturers of medical devices and instruments as well. Acquisitions and collaborations by and among other companies seeking a competitive advantage also affect the competitive environment. In addition, the entry into the market of manufacturers located in China and other low-cost manufacturing locations are creating increased pricing pressures, particularly in developing markets. Some competitors have also established manufacturing sites or have contracted with suppliers located in these countries as a means to lower their costs. New entrants may also appear, particularly from these low-cost countries.
          BD competes in this evolving marketplace on the basis of many factors, including price, quality, innovation, service, reputation, distribution and promotion. The impact of these factors on BD’s competitive position varies among BD’s various product offerings. In order to implement one of its core strategies – to increase revenue growth by focusing on products that deliver greater benefits to patients, healthcare workers and researchers – and maintain an advantage in the competitive environment in which it operates, BD continues to make investments in research and development, quality management, quality improvement, product innovation and productivity improvement.
Third-Party Reimbursement
          Healthcare providers and/or facilities are generally reimbursed for their services through numerous payment systems maintained by governmental agencies (e.g., Medicare and Medicaid in the U.S., the National Health Service in the U.K., the Joint Federal Committee in Germany, the Commission d’Evaluation des Produits et prestations in France, and the Ministry for Health, Labor and Welfare in Japan), private insurance companies, and managed care organizations. The manner and level of reimbursement in any given case typically depends on the site of care, the procedure(s) performed, the final patient diagnosis, the device(s) and/or drug(s) utilized, the available budget, or a combination of these factors, and coverage and payment levels are determined at the payer’s discretion. The coverage policies and reimbursement levels of third-party payers may impact the decisions of healthcare providers and facilities regarding which medical products they purchase and the prices they are willing to pay for those products. Thus, changes in reimbursement level or method may either positively or negatively impact sales of BD products. While BD is actively engaged in promoting the value of its products for payers and patients, and it employs various efforts and resources to positively impact coverage, coding and payment processes in this regard, it has no direct control over payer decision-making with respect to coverage and the payment level for BD products. Additionally, we expect many payers to continue to explore cost-containment strategies (e.g., comparative effectiveness analyses, so-called “pay-for-performance” programs implemented by various public and private payers, and expansion of payment bundling schemes) that could potentially impact coverage and/or payment levels for current or future BD products.
          As BD’s product offerings are diverse across many healthcare settings, they are affected to varying degrees by the many payment systems. Therefore, individual countries, product lines or product classes may be impacted by changes to these systems. Notably, healthcare reform that is currently under consideration in the U.S. Congress could substantially change the health insurance system in this country. As yet, it is unclear whether, or how, this might affect payment for BD products.
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
          Prior to marketing or selling most of its products, BD must secure approval from the FDA and counterpart non-U.S. regulatory agencies. Following the introduction of a product, these agencies engage in periodic reviews of BD’s manufacturing processes, product performance, and advertising and promotional materials. These regulatory controls can affect the time and cost associated with the development, introduction and continued availability of new products. Where possible, BD anticipates these factors in its product development and planning processes.
          These agencies possess the authority to take various administrative and legal actions against BD, such as product recalls, product seizures and other civil and criminal sanctions. BD also undertakes voluntary compliance actions such as voluntary recalls. On May 11, 2009, BD received a warning letter from the FDA citing concerns that a communication posted on BD’s website contained some language that the FDA believed could be interpreted as promoting the use of the BD™ EZ Flu A+B test to diagnose patients that were suspected of having the 2009 variant of the H1N1 flu virus. In response, BD immediately removed the information from its website and implemented a series of comprehensive corrective and preventive actions around promotional activities. BD subsequently held a follow-up meeting with the FDA in July 2009, during which the FDA indicated it was satisfied with BD’s response to date.
          BD believes it is in compliance in all material respects with applicable law and the regulations promulgated by such agencies (including a without limitation, environmental laws and regulations), and that such compliance has not had, and will not have, a material adverse effect on our operations or results. See Item 3. Legal Proceedings.

Employees
          As of September 30, 2009, BD had 29,116 employees, of whom 12,698 were employed in the U.S. (including Puerto Rico). BD believes that its employee relations are satisfactory.
Other Matters
          Becton Dickinson France, S.A. (“BD-France”), a subsidiary of BD, was listed among approximately 2,200 other companies in an October 27, 2005 report of the Independent Inquiry Committee (“IIC”) of the United Nations (“UN”) as having been involved in humanitarian contracts in which unauthorized payments were suspected of having been made to the Iraqi Government in connection with the UN’s Oil-for-Food Programme (the “Programme”). In connection with the IIC’s report, Becton Dickinson AG, a Swiss subsidiary of BD, received a letter of inquiry from the Vendor Review Committee (“VRC”) of the United Nations Procurement Service dated November 22, 2005. The letter of inquiry said that the VRC is reviewing Becton Dickinson AG’s registration status in light of BD-France being listed in the IIC’s report and asked us for any information we might be able to provide relating to the findings of the report. BD conducted an internal review and found no evidence that BD or any BD employee made, authorized, or approved improper payments to the Iraqi Government in connection with the Programme. The representative utilized by BD in Iraq also unequivocally denied having made any such payments, and BD was unable to find any evidence of such payments being made by this representative. BD has also reported the results of its internal review to the VRC. In May 2008, BD received a letter from the U.N. stating that Becton Dickinson AG had been suspended from the U.N. Secretariat Procurement Division’s vendor roster for a minimum period of six months. We have requested that Becton Dickinson AG be reinstated. BD believes that the suspension has not had and will not have a material adverse effect on BD.
          In May 2007, the French Judicial Police conducted searches of BD-France’s offices in France with respect to the matters that were the subject of the 2005 IIC report. We were informed that BD-France is one of a number of companies named in the IIC report that is being investigated by the French Judicial Police. In June 2009, the Belgian Federal Police contacted BD to interview certain individuals and review documents related to sales made under the Programme. We are cooperating fully with these investigations.
Available Information
          BD maintains a website at www.bd.com. BD makes available its Annual Reports on Form 10-K, its Quarterly Reports on Form 10-Q, and its Current Reports on Form 8-K (and amendments to those reports) as soon as reasonably practicable after those reports are electronically filed with or furnished to the Securities and Exchange Commission (“SEC”). These filings may be obtained and printed free of charge at www.bd.com/investors.
Forward-Looking Statements
          BD and its representatives may from time-to-time make certain forward-looking statements in publicly-released materials, both written and oral, including statements contained in filings with the SEC and in our reports to shareholders. Additional information regarding our forward-looking statements is contained Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 1A.	Risk Factors.
          An investment in BD involves a variety of risks and uncertainties. The following describes some of the significant risks that could adversely affect BD’s business, financial condition, operating results or cash flows.
Current economic conditions could adversely affect our operations.
          The global financial crisis has caused extreme disruption in the financial markets, including severely diminished liquidity and credit availability. While these conditions have not impaired our ability to access credit markets to date, there can be no assurance that these conditions will not adversely affect our ability to do so in the future, particularly if there is further deterioration in the world financial markets and major economies. The current economic conditions may also adversely affect the business of our customers and the amount spent on healthcare generally. This could result in a decrease in the demand for our products and services, longer sales cycles, slower adoption of new technologies and increased price competition. During 2009, the global recession weakened the demand for our products in certain areas of our business, in particular, that of our Biosciences segment in the U.S., which was affected by a slowdown in research-related capital spending. The strength and timing of any economic recovery remains uncertain, and there can be no assurance that the economic downturn will not continue to affect our operations in the future.
          In addition, the current economic conditions may adversely affect our suppliers, such as resin suppliers that do substantial business with the automotive industry, which could cause disruptions in our ability to produce our products. For example, during fiscal year 2009, Lyondell Chemical Company and certain affiliated entities (collectively, “Lyondell”) filed for protection under Chapter 11 of the U.S. Bankruptcy Code. Lyondell supplies BD with medical grade resins used to manufacture products in our BD Medical and BD Diagnostics segments. In addition, Smurfit-Stone Container Corp., a supplier of packaging materials, also filed for bankruptcy protection under Chapter 11. While BD has not experienced any interruption in the supply from any of its suppliers to date, there can be no assurances that BD will not experience any interruptions in supply in the future.

We are subject to foreign currency exchange risk.
          Over half of our fiscal year 2009 revenues were derived from international operations. Our revenues outside the U.S. may be adversely affected by fluctuations in foreign currency exchange rates. During fiscal year 2009, worldwide currencies experienced extreme volatility, which negatively impacted our reported results. A discussion of the financial impact of exchange rate fluctuations and the ways and extent to which we attempt to address any impact is contained in Item. 7, Management’s Discussion of Financial Condition and Results of Operations. Our hedging activities may, however, only offset a portion of the adverse financial impact resulting from unfavorable changes in foreign currency exchange rates. We cannot predict with any certainty changes in foreign currency exchange rates or the degree to which we can address these risks.
Proposals to reform the U.S. healthcare system may have a material adverse effect on us.
          The U.S. Congress is considering legislation to reform the U.S. healthcare system in an effort to contain healthcare costs and increase access. Although a number of proposals have received varying levels of support in Congress, there still is no consensus on a number of key issues, including coverage mandates and the establishment of a public healthcare insurance option. Several proposals on how to finance healthcare reform are also being considered. Certain proposals would impose an excise tax on medical device companies such as BD, which could go into effect as early as calendar year 2010. While we cannot predict what healthcare legislation, if any, will be passed into law, such legislation could, among other things, lower reimbursements for our products, reduce the volume of medical procedures or impose additional financial burdens on BD.
Changes in reimbursement practices of third-party payers could affect the demand for our products and the prices at which they are sold.
          Our sales depend, in part, on the extent to which healthcare providers and facilities are reimbursed by government authorities, private insurers and other third-party payers for the costs of our products. The coverage policies and reimbursement levels of third-party payers may affect which products customers purchase and the prices they are willing to pay for these products. Legislative or administrative reforms to reimbursement systems in the U.S., as part of the healthcare reform being debated, or abroad could significantly reduce reimbursement for procedures using BD medical devices, or result in denial of reimbursement for those products. See “Third-Party Reimbursement” under Item 1. Business.
Price volatility could adversely affect the results of our operations.
          Our results of operations could be negatively impacted by price volatility in the cost of raw materials, components, freight and energy. In particular, BD purchases supplies of resins, which are oil-based components used in the manufacture of certain products. Any significant increases in resin purchase costs could impact future operating results. Increases in the price of oil can also increase BD’s costs for packaging and transportation. These cost increases may adversely affect our profitability.
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
The medical technology industry is very competitive.
          The medical technology industry is subject to rapid technological changes, and we face significant competition across our product lines and in each market in which our products are sold. We face this competition from a wide range of companies. These include large medical device companies, some of which may have greater financial and marketing resources than we do. We also face competition from firms that are more specialized than us with respect to particular markets. Other firms engaged in the distribution of medical technology products have become manufacturers of medical devices and instruments as well. In some instances, competitors, including pharmaceutical companies, also offer, or are attempting to develop, alternative therapies for disease states that may be delivered without a medical device. The development of new or improved products, processes or technologies by other companies (such as needle-free injection technology) may render our products or proposed products obsolete or less competitive. In addition, the entry into the market of manufacturers located in China and other low-cost manufacturing locations are creating increased pricing pressures, particularly in developing markets. Some competitors have also established manufacturing sites or have contracted with suppliers located in these countries as a means to lower their costs. New entrants may also appear, particularly from these low-cost countries.

A reduction or interruption in the supply of certain raw materials and components would adversely affect BD’s manufacturing operations and related product sales.
          BD purchases many different types of raw materials and components. We have generally been able to obtain adequate supplies of these materials. However, certain raw materials (primarily related to the BD Biosciences segment) and components are not available from multiple sources. In addition, for quality assurance, cost-effectiveness and other reasons, BD elects to purchase certain raw materials and components from sole suppliers. The supply of these materials can be disrupted for a number of reasons, including current economic conditions as described above. While we work with suppliers to ensure continuity of supply, no assurance can be given that these efforts will be successful. In addition, where there are regulatory requirements relating to the qualification of suppliers, we may not be able to establish additional or replacement sources on a timely basis. The termination, reduction or interruption in supply of these sole-sourced raw materials and components could impact our ability to manufacture and sell certain of our products.
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
          BD is a defendant in a number of pending lawsuits, including purported class action lawsuits for alleged antitrust violations and product liability, and could be subject to additional lawsuits in the future. A more detailed description of these lawsuits is contained in Item 3. Legal Proceedings. Given the uncertain nature of litigation generally, we are not able in all cases to estimate the amount or range of loss that could result from an unfavorable outcome of the litigation to which we are a party. In view of these uncertainties, we could incur charges in excess of any currently established accruals and, to the extent available, excess liability insurance. Any such future charges, individually or in the aggregate, could adversely affect BD’s results of operations and cash flows.
Consolidation in the healthcare industry could adversely affect BD’s future revenues and operating income.
          The medical technology industry has experienced a significant amount of consolidation. As a result of this consolidation, competition to provide goods and services to customers has increased. In addition, group purchasing organizations and integrated health delivery networks have served to concentrate purchasing decisions for some customers, which has placed pricing pressure on medical device suppliers. Further consolidation in the industry could exert additional pressure on the prices of our products.
Product defects could adversely affect the results of our operations.
          The design, manufacture and marketing of medical devices involve certain inherent risks. Manufacturing or design defects, unanticipated use of our products, or inadequate disclosure of risks relating to the use of our products can lead to injury or other adverse events. These events could lead to recalls or safety alerts relating to our products (either voluntary or required by the FDA or similar governmental authorities in other countries), and could result, in certain cases, in the removal of a product from the market. A recall could result in significant costs, as well as negative publicity and damage to our reputation that could reduce demand for our products. Personal injuries relating to the use of our products can also result in product liability claims being brought against us. In some circumstances, such adverse events could also cause delays in new product approvals.
We may experience difficulties implementing our enterprise resource planning system.
          We have initiated a project to upgrade our enterprise resource planning (“ERP”) system. Our ERP system is critical to our ability to accurately maintain books and records, record transactions, provide important information to our management and prepare our financial statements. The design and implementation of the new ERP system has required, and will continue to require, the investment of significant financial and human resources. The total cost needed to implement the new ERP system may turn out to be more than we currently anticipate. In addition, we may not be able to successfully implement the new ERP system without experiencing difficulties. Any disruptions, delays or deficiencies in the design and implementation of the new ERP system could adversely affect our ability to process orders, ship products, provide services and customer support, send invoices and track payments, fulfill contractual obligations or otherwise operate our business.
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
          While our strategy to increase revenue growth is driven primarily by internal product development, we seek to supplement our growth through strategic acquisitions, investments and alliances. Such transactions are inherently risky. The success of any acquisition, investment or alliance may be affected by a number of factors, including our ability to properly assess and value the potential business opportunity or to successfully integrate it into our existing business. There can be no assurance that any past or future transaction will be successful.
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
          Our BD Biosciences segment sells products to researchers at pharmaceutical and biotechnology companies, academic institutions, government laboratories and private foundations. Research and development spending of our customers can fluctuate based on spending priorities and, as was experienced in fiscal year 2009, general economic conditions. A number of these customers are also dependent for their funding upon grants from U.S. government agencies, such as the U.S. National Institutes of Health (“NIH”) and agencies in other countries. The level of government funding of research and development is unpredictable. There have been instances where NIH grants have been frozen or otherwise unavailable for extended periods. The availability of governmental research funding may also continue to be adversely affected by the current economic downturn. Any reduction or delay in governmental funding could cause our customers to delay or forego purchases of our products.
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
          Natural disasters (including pandemics), war, terrorism, labor disruptions and international conflicts, and actions taken by the United States and other governments in response to such events, could cause significant economic disruption and political and social instability in the U.S. and in areas outside of the U.S. in which we operate. These events could result in decreased demand for our products, adversely affect our manufacturing and distribution capabilities, or increase the costs for or cause interruptions in the supply of materials from our suppliers. Recently, the World Health Organization issued its highest pandemic alert relating to the H1N1 flu. Depending on its severity, such a pandemic could adversely affect our manufacturing and distribution capabilities, or increase the costs for, or cause interruptions in, the supply of materials from our suppliers.
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
          BD’s executive offices are located in Franklin Lakes, New Jersey. As of November 1, 2009, BD owned and leased approximately 16,396,798 square feet of manufacturing, warehousing, administrative and research facilities throughout the world. The

U.S. facilities, including Puerto Rico, comprise approximately 6,928,206 square feet of owned and 1,767,167 square feet of leased space. The international facilities comprise approximately 6,350,866 square feet of owned and 1,350,559 square feet of leased space. Sales offices and distribution centers included in the total square footage are also located throughout the world.
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
          The U.S. facilities include facilities in Arizona, California, Connecticut, Florida, Georgia, Illinois, Indiana, Maryland, Massachusetts, Michigan, Nebraska, New Jersey, North Carolina, Pennsylvania, South Carolina, Tennessee, Texas, Utah, Washington, DC, Washington, Wisconsin and Puerto Rico.
          The international facilities are grouped as follows:
          —Canada includes approximately 65,650 square feet of owned and 209,086 square feet of leased space.
          —Europe and Eastern Europe, Middle East and Africa includes facilities in Austria, Belgium, Denmark, England, Finland, France, Germany, Greece, Hungary, Ireland, Italy, Kenya, Norway, Poland, Russia, Saudi Arabia, South Africa, Spain, Sweden, Switzerland, Turkey and the United Arab Emirates, and is comprised of approximately 3,050,750 square feet of owned and 548,128 square feet of leased space.
          —Latin America includes facilities in Argentina, Brazil, Chile, Colombia, Costa Rica, Mexico, Peru and Venezuela, and is comprised of approximately 1,425,439 square feet of owned and 252,722 square feet of leased space.
          —Asia Pacific includes facilities in Australia, China, India, Indonesia, Japan, Malaysia, New Zealand, Pakistan, the Philippines, Singapore, South Korea, Taiwan, Thailand and Vietnam, and is comprised of approximately 1,809,027 square feet of owned and 340,623 square feet of leased space.
          The following table summarizes property information by business segment.

	Corporate	BD Biosciences	BD Medical	BD Diagnostics	Mixed (A)	Total
Leased
Sites	2	11	70	12	35	130
Square feet	5,112	315,648	1,245,104	227,271	1,514,889	3,308,024
Manufacturing square footage	0	29,914	291,353	46,213	0	367,480
Manufacturing sites	0	3	7	3	0	13
Owned
Sites	2	6	24	13	9	54
Square feet	489,094	831,330	6,210,561	2,519,385	2,703,172	12,753,542
Manufacturing square footage	0	395,330	3,988,933	1,456,561	300,550	6,141,374
Manufacturing sites	0	6	24	13	2	45
Total
Sites	4	17	94	25	44	184
Square feet	494,206	1,146,978	7,455,665	2,746,656	4,218,061	16,061,566
Manufacturing square footage	0	425,244	4,280,286	1,502,774	300,550	6,508,854
Manufacturing sites	0	9	31	16	2	58

(A)	Facilities used by more than one business segment.

Item 3.	Legal Proceedings.
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
          BD is also named as a defendant in four purported class action suits brought on behalf of indirect purchasers of BD’s products, alleging that BD violated federal and state antitrust laws, resulting in the charging of higher prices for BD’s products to the plaintiff and other purported class members. The cases filed are as follows: Jabo’s Pharmacy, Inc., et. al. v. Becton Dickinson & Company (Case No. 2:05-CV-00162, U.S. District Court, Greenville, Tennessee), filed on June 7, 2005; Drug Mart Tallman, Inc., et. al. v. Becton Dickinson and Company (Case No. 2:06-CV-00174, U.S. District Court, Newark, New Jersey), filed on January 17, 2006; Medstar v. Becton Dickinson (Case No. 06-CV-03258-JLL (RJH), U.S. District Court, Newark, New Jersey), filed on May 18, 2006; and The Hebrew Home for the Aged at Riverdale v. Becton Dickinson and Company (Case No. 07-CV-2544, U.S. District Court, Southern District of New York), filed on March 28, 2007. A fifth purported class action on behalf of indirect purchasers International Multiple Sclerosis Management Practice v. Becton Dickinson & Company (Case No. 2:07-cv-10602, U.S. District Court, Newark, New Jersey), filed on April 5, 2007 was voluntarily withdrawn by the plaintiff.
          The plaintiffs in each of the antitrust class action lawsuits seek monetary damages. All of the antitrust class action lawsuits have been consolidated for pre-trial purposes in a Multi-District Litigation (MDL) in Federal court in New Jersey.
          On April 27, 2009, BD entered into a settlement agreement with the direct purchaser plaintiffs in these actions. Under the terms of the settlement agreement, which is subject to preliminary and final approval by the court following notice to potential class members, BD will pay $45 million into a settlement fund in exchange for a release by all potential class members of the direct purchaser claims related to the products and acts enumerated in the Complaint, as well as a dismissal of the case with prejudice. The release would not cover potential class members that affirmatively opt out of the settlement. No settlement has been reached to date with the indirect purchaser plaintiffs in these cases, which will continue to the extent these cases relate to their claims. On May 7, 2009, certain indirect purchaser plaintiffs in the litigation, who are not parties to the settlement, filed a motion with the court seeking to enjoin the consummation of the settlement agreement on the grounds that, among other things, the court had not yet ruled on the issue of which plaintiffs have direct purchaser standing. The Court has scheduled a hearing on the indirect plaintiffs’ motions regarding direct purchaser standing and the proposed injunction of the settlement for February of 2010.
          In June 2007, Retractable Technologies, Inc. (“RTI”) filed a complaint against BD under the caption Retractable Technologies, Inc. vs. Becton Dickinson and Company (Civil Action No. 2:07-cv-250, U.S. District Court, Eastern District of Texas). RTI alleges that the BD IntegraTM syringes infringe patents licensed exclusively to RTI. In its complaint, RTI also alleges that BD engaged in false advertising with respect to certain of BD’s safety-engineered products in violation of the Lanham Act; acted to exclude RTI from various product markets and to maintain its market share through, among other things, exclusionary contracts in violation of state and federal antitrust laws; and engaged in unfair competition. In January 2008, the court granted BD’s motion to sever the patent and non-patent claims into separate cases. The non-patent claims have been stayed, pending resolution of RTI’s patent claims. RTI seeks money damages and injunctive relief. On April 1, 2008, RTI filed a complaint against BD under the caption Retractable Technologies, Inc. and Thomas J. Shaw v. Becton Dickinson and Company (Civil Action No.2:08-cv-141, U.S. District Court, Eastern District of Texas). RTI alleges that the BD IntegraTM syringes infringe another patent licensed exclusively to RTI. RTI seeks money damages and injunctive relief. On August 29, 2008, the court ordered the consolidation of these two cases. On November 9, 2009, at a trial of these consolidated cases, the jury rendered a verdict in favor of RTI on all but one of its infringement claims, but did not find any willful infringement, and awarded RTI $5 million in damages. We plan to appeal the jury verdict.
          BD, along with another manufacturer and several medical product distributors, is named as a defendant in a product liability class action lawsuit relating to healthcare workers who allegedly sustained accidental needlesticks, but have not become infected with any disease (Bales vs. Becton Dickinson et. al. (Case No. 98-CP-40- 4343, Richland County Court of Common Pleas) filed November 25, 1998). The action alleges that healthcare workers have sustained needlesticks using hollow-bore needle devices manufactured by BD and, as a result, require medical testing, counseling and/or treatment. Plaintiffs seek money damages. There is no current activity in this case. BD continues to oppose class action certification in this case, including pursuing all appropriate rights of appeal.
          BD, along with a number of other manufacturers, was named as a defendant in approximately 524 product liability lawsuits in various state and Federal courts related to natural rubber latex gloves which BD ceased manufacturing in 1995. Cases pending in Federal court are being coordinated under the matter In re Latex Gloves Products Liability Litigation (MDL Docket No. 1148) in Philadelphia, and analogous procedures have been implemented in the state courts of California, Pennsylvania, New Jersey and New York. Generally, these actions allege that medical personnel have suffered allergic reactions ranging from skin irritation to anaphylaxis as a result of exposure to medical gloves containing natural rubber latex. Since the inception of this litigation, all but eleven of these cases have either been closed with no liability to BD or been settled for amounts that, in the aggregate, are immaterial.
          On May 28, 2004, Therasense, Inc. (“Therasense”) filed suit against BD (Therasense, Inc. and Abbott Laboratories v. Nova Biomedical Corporation and Becton, Dickinson and Company (Case Number: C 04-02123 WDA, U.S. District Court, Northern District of California)) asserting that BD’s blood glucose monitoring products (a product line no longer sold by BD) infringe four Therasense patents and seeking money damages. On August 10, 2004, in response to a motion filed by Therasense in the U.S. District

Court for the District of Massachusetts, the court transferred to the court in California an action previously filed by BD against Therasense requesting a declaratory judgment that BD’s products do not infringe the Therasense patents and that the Therasense patents are invalid. On April 4, 2008, the Court granted BD summary judgment with respect to two of the patents asserted against BD, finding no infringement by BD. On June 24, 2008, the Court ruled that a third patent asserted against BD was invalid and unenforceable. On August 8, 2008, a jury delivered a verdict in BD’s favor, finding that the last of the four patents asserted against BD was invalid. The plaintiffs have appealed these decisions.
          On October 19, 2009, Gen-Probe Incorporated (“Gen-Probe”) filed a patent infringement action against BD in the United States District Court for the Southern District of California. The complaint alleges that certain specimen collection products of BD infringe eight U.S. patents of Gen-Probe. Gen-Probe is seeking monetary damages and injunctive relief.
          On September 19, 2007, BD was served with a qui tam complaint filed by a private party against BD in the United States District Court, Northern District of Texas, alleging violations of the Federal False Claims Act (“FCA”) and the Texas False Claims Act (the “TFCA”) (U.S. ex rel Fitzgerald v. BD et al. (Civil Action No. 3:03-CV-1589, U.S. District Court, Northern District of Texas). The suit alleges that a group purchasing organization’s practices with its suppliers, including BD, inflated the costs of healthcare reimbursement. Under the FCA, the United States Department of Justice, Civil Division has a certain period of time in which to decide whether to join the claim against BD as an additional plaintiff; to date, it has not done so. A similar process is followed under the TFCA; to date, the State of Texas has not availed itself of that process. In September 2008, the Court dismissed certain of the plaintiff’s claims, but denied BD’s motion to dismiss with respect to other claims.
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

Name	Age	Position
Edward J. Ludwig	58	Director since 1999; Chairman since February 2002; Chief Executive Officer since January 2000; and President from May 1999 to January 2009.

Donna M. Boles	56	Senior Vice President — Human Resources since June 2006; Vice President — Human Resources from June 2005 to June 2006; and, prior thereto, Vice President, Human Resources, BD Medical from April 2001 to June 2005.

Scott P. Bruder	47	Senior Vice President and Chief Technology Officer since September 2007; Worldwide Vice President, Johnson & Johnson Regenerative Therapeutics, LLC from December 2005 to August 2007; Worldwide Vice President, DePuy Biologics, a unit of DePuy, Inc., a Johnson & Johnson Company, from October 2003 to November 2005; and, prior thereto, Worldwide Vice President, Orthobiologics, DePuy Spine, DePuy Orthopaedics, and DePuy Mitek, operating companies within DePuy, Inc.

Name	Age	Position
Gary M. Cohen	50	Executive Vice President since June 2006; and, prior thereto, President — BD Medical from May 1999 to June 2006.

John R. Considine	59	Vice Chairman since March 2008; Chief Financial Officer from May 2000 to December 2008; Senior Executive Vice President from June 2006 to March 2008; and Executive Vice President from May 2000 to March 2008.

David T. Durack	64	Senior Vice President — Corporate Medical Affairs since June 2006; and, prior thereto, Vice President — Corporate Medical Affairs from January 2000 to June 2006.

David V. Elkins	41	Executive Vice President and Chief Financial Officer since December 2008; Vice President and Chief Financial Officer, North America and Global Marketing, AstraZeneca PLC from April 2006 to December 2008, and, prior thereto, Chief Financial Officer, UK, AstraZeneca PLC from January 2004 to January 2006.

Vincent A. Forlenza	56	President since January 2009; Executive Vice President from June 2006 to January 2009; and, prior thereto, President — BD Biosciences from March 2003 to June 2006.

William A. Kozy	57	Executive Vice President since June 2006; and, prior thereto, President — BD Diagnostics from November 2003 to June 2006.

Jeffrey S. Sherman	54	Senior Vice President since June 2006; General Counsel since January 2004; and Vice President from January 2004 to June 2006.

Patricia B. Shrader	59	Senior Vice President — Corporate Regulatory and External Affairs since June 2006; Vice President, Corporate Regulatory and External Affairs from February 2005 to June 2006; and, prior thereto, Vice President, Corporate Regulatory, Public Policy and Communication from March 2004 to Feburary 2005.
PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
          BD’s common stock is listed on the New York Stock Exchange. As of October 31, 2009, there were approximately 8,935 shareholders of record.
Market and Market Prices of Common Stock (per common share)

By Quarter	2009		2008
	High	Low	High	Low
First	$80.24	$60.26	$85.30	$80.30
Second	74.15	61.57	92.34	84.03
Third	71.71	60.48	89.40	77.93
Fourth	73.60	63.75	88.49	78.71
Dividends (per common share)

By Quarter	2009	2008
First	$0.33	$0.285
Second	0.33	0.285
Third	0.33	0.285
Fourth	0.33	0.285

Issuer Repurchases of Equity Securities
          The table below sets forth certain information regarding BD’s purchases of its common stock during the fiscal quarter ended September 30, 2009.
Issuer Purchases of Equity Securities

				Maximum Number
		Average	Total Number of Shares	of Shares that
	Total Number	Price	Purchased as Part of	May Yet be
For the Three Months Ended	of Shares	Paid	Publicly Announced	Purchased Under the
September 30, 2009	Purchased (1)	per Share	Plans or Programs (2)	Plans or Programs
July 1-31, 2009	200,594	$65.51	200,000	10,055,914
August 1-31, 2009	864,012	$65.55	862,500	9,193,414
September 1-30, 2009	1,552,915	$70.33	1,549,000	7,644,414

Total	2,617,521	$68.38	2,611,500	7,644,414

(1)	Includes for the quarter 5,791 shares purchased in open market transactions by the trustees under BD’s employee and director deferred compensation plans. Also includes 230 shares delivered to BD in connection with stock option exercises.

(2)	Repurchases of 255,914 shares were made pursuant to a repurchase program for 10 million shares announced on July 24, 2007. The remaining repurchases were made pursuant to a repurchase program covering 10 million shares authorized by the Board of Directors on November 25, 2008 (the “2008 Program”). There is no expiration date for the 2008 Program.

Item 6.	Selected Financial Data.
TEN-YEAR SUMMARY OF SELECTED FINANCIAL DATA
Becton, Dickinson and Company
Years Ended September 30
Dollars in millions, except per share amounts

	2009	2008	2007	2006	2005	2004	2003	2002	2001		2000
Operations
Revenues	$7,160.9	$7,074.9	$6,282.8	$5,659.4	$5,262.0	$4,816.0	$4,356.4	$3,854.3	$3,561.6		$3,431.2
Research and Development Expense	408.1	395.6	359.4	301.1	267.0	230.0	217.8	200.3	192.5		207.1
Operating Income	1,650.4	1,536.9	1,184.7	1,123.0	1,044.8	859.9	776.0	660.9	622.6		487.3
Interest (Income) Expense, Net	7.2	(3.0)	0.2	6.8	19.3	29.6	36.5	33.2	55.3		74.2
Income From Continuing Operations Before Income Taxes	1,639.3	1,538.4	1,185.4	1,107.5	1,018.5	825.5	736.8	613.9	524.8	(A)	492.6
Income Tax Provision	426.2	422.5	343.9	305.8	321.2	201.6	175.5	144.1	134.2		114.0
Net Income	1,231.6	1,127.0	890.0	752.3	722.3	467.4	547.1	480.0	401.7	(A)	392.9
Basic Earnings Per Share	5.12	4.61	3.63	3.04	2.87	1.85	2.14	1.85	1.55	(A)	1.54
Diluted Earnings Per Share	4.99	4.46	3.49	2.93	2.77	1.77	2.07	1.79	1.49	(A)	1.49
Dividends Per Common Share	1.32	1.14	0.98	0.86	0.72	0.60	0.40	0.39	0.38		0.37

Financial Position
Total Current Assets	$4,647.0	$3,614.7	$3,130.6	$3,185.3	$2,975.3	$2,641.3	$2,503.5	$2,091.4	$1,930.1		$1,847.6
Total Current Liabilities	1,777.1	1,416.6	1,478.8	1,576.3	1,299.4	1,050.1	1,059.4	1,271.5	1,285.4		1,382.4
Total PPE, Net	2,966.6	2,744.5	2,497.3	2,133.5	1,933.7	1,881.0	1,831.8	1,750.4	1,701.3		1,565.5
Total Assets	9,304.6	7,912.9	7,329.4	6,824.5	6,132.8	5,752.6	5,572.3	5,029.0	4,790.8		4,505.1
Total Long-Term Debt	1,488.5	953.2	955.7	957.0	1,060.8	1,171.5	1,184.0	803.0	782.8		778.5
Total Shareholders’ Equity	5,142.7	4,935.6	4,362.0	3,836.2	3,284.0	3,067.9	2,897.0	2,480.9	2,321.7		1,956.0
Book Value Per Common Share	21.69	20.30	17.89	15.63	13.26	12.30	11.54	9.71	8.96		7.72

Financial Relationships
Gross Profit Margin	52.6%	51.3%	51.7%	51.3%	50.9%	50.4%	48.9%	48.2%	48.7%		48.6%
Return on Revenues (E)	16.9%	15.8%	13.4%	14.2%	13.3%	13.0%	12.9%	12.2%	12.0	%(C)	11.0%
Return on Total Assets (B) (E)	19.5%	20.7%	17.4%	18.1%	18.1%	15.4%	14.7%	13.3%	13.4%		13.0%
Return on Equity (E)	24.1%	24.0%	20.5%	22.5%	22.0%	20.9%	20.9%	19.6%	19.8	%(C)	20.3%
Debt to Capitalization (D) (E)	26.8%	18.8%	20.9%	25.8%	27.1%	28.1%	30.5%	32.7%	34.0%		41.7%

Additional Data
Number of Employees	29,100	28,300	28,000	27,000	25,600	25,000	24,800	25,200	24,800		25,000
Number of Shareholders	8,930	8,820	8,896	9,147	9,442	9,654	9,868	10,050	10,329		10,822
Average Common and Common Equivalent Shares Outstanding - Assuming Dilution (millions)	246.8	252.7	254.8	256.6	260.7	263.3	263.6	268.2	268.8		263.2
Depreciation and Amortization	$470.2	$477.1	$441.1	$402.1	$381.8	$350.7	$332.3	$294.2	$290.2		$271.9
Capital Expenditures	591.1	601.7	556.3	456.9	315.1	259.8	252.7	253.4	363.8		370.6

(A)	Includes cumulative effect of accounting change of $36.8 million ($.14 per basic and diluted share).

(B)	Earnings before interest expense, taxes and cumulative effect of accounting changes as a percent of average total assets.

(C)	Excludes the cumulative effect of accounting changes.

(D)	Total debt as a percent of the sum of total debt, shareholders’ equity and net non-current deferred income tax liabilities.

(E)	Excludes discontinued operations.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Company Overview
          Becton, Dickinson and Company (“BD”) is a global medical technology company engaged principally in the development, manufacture and sale of medical devices, instrument systems and reagents used by healthcare institutions, life science researchers, clinical laboratories, the pharmaceutical industry and the general public. Our business consists of three worldwide business segments — BD Medical (“Medical”), BD Diagnostics (“Diagnostics”) and BD Biosciences (“Biosciences”). Our products are marketed in the United States and internationally through independent distribution channels and directly to end-users by BD and independent sales representatives. References to years throughout this discussion relate to our fiscal years, which end on September 30.
          BD management operates the business consistent with the following core strategies:
▪	To increase revenue growth by focusing on products that deliver greater benefits to patients, healthcare workers and researchers;

▪	To improve operating effectiveness and balance sheet productivity;

▪	To strengthen organizational and associate capabilities in the ever-changing healthcare environment; and

▪	To drive shareholder value through earnings per share growth and effective use of shareholders’ funds.
          Our efforts to increase revenues are focused on four specific areas of healthcare:
▪	Reducing the spread of infection;

▪	Advancing global health;

▪	Enhancing therapy; and

▪	Improving disease management.
          In assessing the outcomes of these strategies and BD’s financial condition and operating performance, management generally reviews quarterly forecast data, monthly actual results, segment sales and other similar information. We also consider trends related to certain key financial data, including gross profit margin, selling and administrative expense, investment in research and development, return on invested capital, and cash flows.

          Worldwide revenues in 2009 of $7.2 billion increased 1% from the prior year and reflected volume increases of approximately 5% and price increases of less than 1%, which were partially offset by net unfavorable foreign currency translation of 4%, after factoring in hedge gains. Our reported revenues reflect the effect current economic conditions are having on customer demand in certain areas of our business. U.S. revenues increased 3% to $3.2 billion. Sales in the United States of safety-engineered devices grew 4% to $1.1 billion in 2009, from $1.0 billion in 2008. International revenues of $4.0 billion were relatively flat compared with the prior year and reflected an estimated 7 percentage points of unfavorable foreign currency translation, net of hedge gains. International sales of safety-engineered devices grew 7% to $571 million in 2009 from $534 million in 2008, and reflected an estimated 10 percentage points of unfavorable foreign currency translation, net of hedge gains.
          Our anticipated revenue growth over the next three years is expected to come from business growth and expansion among all segments and regions of the world, and the development in each business segment of new products and services that provide increased benefits to patients, healthcare workers and researchers. Our ability to sustain our long-term growth will depend on a number of factors, including our ability to expand our core business (including geographical expansion), develop innovative new products with higher gross profit margins across our business segments, and continue to improve operating efficiency and organizational effectiveness. Numerous factors can affect our ability to achieve these goals including, without limitation, economic conditions in the United States and elsewhere, increased competition and healthcare reform initiatives. Specifically, there are various healthcare reform proposals in the U.S. Congress that, if enacted in their current form, would impose an excise tax on medical device manufacturers such as BD.
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
          During 2009, the U.S. dollar strengthened against most foreign currencies, primarily the Euro, compared to rates from 2008. The resulting unfavorable impact of foreign currency translation on revenues in 2009 was mitigated to an extent by hedge gains, recorded in revenues, resulting from our hedging activities. For further discussion refer to Note 10 to the consolidated financial statements contained in Item 8, Financial Statements and Supplementary Data.
Results of Continuing Operations
     Comparisons of income from continuing operations between 2009 and 2008 are affected by the following significant items that are reflected in our 2009 financial results:
•	During the third quarter of 2009, the Company recorded a tax benefit of $20 million, or 8 cents diluted earnings per share from continuing operations, relating to various tax settlements in multiple jurisdictions.
•	During the second quarter of 2009, the Company recorded a charge of $45 million, or 11 cents diluted earnings per share from continuing operations associated with the pending settlement with the direct purchaser plaintiffs (which includes BD’s distributors) in certain antitrust class actions.
Medical Segment
          Medical revenues in 2009 of $3.7 billion increased $11 million, or 0.3%, over 2008, as volume growth was mostly offset by an estimated impact of unfavorable foreign currency translation of 5 percentage points, net of hedge gains.
          The following is a summary of revenues by organizational unit:

				Estimated
				Foreign
			Total	Exchange
(Millions of dollars)	2009	2008	Change	Impact

Medical Surgical Systems	$1,985	$2,005	(1.0%)	(5.5%)
Diabetes Care	715	694	3.0%	(3.8%)
Pharmaceutical Systems	952	942	1.1%	(6.3%)
Ophthalmic Systems	79	79	(0.2%)	(5.5%)

Total Revenues	$3,731	$3,720	0.3%	(5.4%)

          On a foreign currency-neutral basis, revenue growth of the Medical Surgical Systems unit continues to be driven by sales in safety-engineered products and prefilled flush syringes. Revenues of safety-engineered products increased 2% in the United States and 13% internationally, which included an estimated unfavorable foreign exchange impact of 12%, net of hedge gains. Revenue growth in the Diabetes Care unit resulted primarily from worldwide pen needle sales. Revenue growth in the Pharmaceutical Systems unit was driven by growth in Europe and Asia Pacific, offset by lower sales in the United States when compared to 2008, which included non-recurring sales to companies producing certain generic heparin products. Revenues related to the H1N1 pandemic were $30 million for the Medical Surgical Systems unit and $25 million for the Pharmaceutical Systems unit in 2009.
          Medical operating income was $1.1 billion, or 29.7% of Medical revenues, in 2009, as compared with $1.1 billion, or 28.3%, of revenues in 2008. Operating income as a percentage of revenues reflected an increase in gross profit margin primarily resulting from favorable currency translation, including hedge gains, and a modest benefit from lower raw materials cost, which was partially offset by increased manufacturing start-up costs. See further discussion on gross profit margin below. Selling and administrative expense as a percentage of Medical revenues in 2009 declined to 17.3% of revenues from 17.8% of revenues in 2008, primarily due to tight spending controls. Research and development expenses in 2009 increased $6 million, or 5%, reflecting continued investment in the development of new products and platforms.
Diagnostics Segment
          Diagnostics revenues in 2009 of $2.2 billion increased $66 million, or 3%, over 2008. Revenues in 2009 reflected an estimated unfavorable impact of foreign currency translation of 4 percentage points, net of hedge gains.
          The following is a summary of revenues by organizational unit:

				Estimated
				Foreign
			Total	Exchange
(Millions of dollars)	2009	2008	Change	Impact

Preanalytical Systems	$1,143	$1,124	1.8%	(4.6%)
Diagnostic Systems	1,083	1,036	4.5%	(2.9%)

Total Revenues	$2,226	$2,160	3.1%	(3.7%)

          Revenue growth in the Preanalytical Systems unit was driven by sales of safety-engineered products. Sales of safety-engineered products grew 6% in the United States, driven by BD Vacutainer Push Button Blood Collection Set sales and 4% internationally, which included an estimated unfavorable foreign exchange impact of 10%, net of hedge gains. The Diagnostics Systems unit experienced growth in worldwide sales of its automated diagnostic platforms, including the molecular BD ProbeTec, BD

Viper and BD Affirm systems, along with solid growth of its BD BACTEC blood culture and TB systems and the BD Phoenix ID/AST platform. Revenues of flu-related products were $22 million in 2009. In addition, revenues from TriPath grew $11 million to $130 million and revenues from GeneOhm grew $9 million to $51 million in 2009.
          Diagnostics operating income was $607 million, or 27.3% of Diagnostics revenues in 2009, compared with $526 million, or 24.3% of revenues in 2008. The Diagnostics Segment experienced an improvement in gross profit margin from sales growth of products that have higher overall gross profit margins, in particular, safety-engineered products and the BD ProbeTec and BD Viper systems. This was partially offset by increases in raw material costs and unfavorable foreign exchange. See further discussion on gross profit margin below. Selling and administrative expense as a percentage of Diagnostics revenues in 2009 was 21.2% compared with 22.0% in 2008 primarily due to tight spending controls. Research and development expense increased $10 million, or 7%, reflecting continued investment in the development of new products and platforms with particular emphasis on our molecular platforms.
Biosciences Segment
          Biosciences revenues in 2009 of $1.2 billion increased $9 million or 1% over 2008, which reflected an estimated impact of unfavorable foreign currency translation of 1 percentage point, net of hedge gains.
          The following is a summary of revenues by organizational unit:

				Estimated
				Foreign
			Total	Exchange
(Millions of dollars)	2009	2008	Change	Impact

Cell Analysis	$905	$901	0.4%	(1.0%)
Discovery Labware	299	295	1.6%	(0.3%)

Total Revenues *	$1,204	$1,195	0.7%	(0.8%)

*	Amounts may not add due to rounding.
          Revenue growth in the Cell Analysis unit reflected lessening demand for instruments and research reagents, caused primarily by adverse economic conditions in the U.S. that resulted in funding constraints and lower demand for capital equipment. The unit was also impacted by reduced research spending in other regions. Revenue growth in the Discovery Labware unit was adversely impacted by reduced sales to a major bionutrients customer compared with 2008. Biosciences revenues reflected a larger portion of our hedge gains, which are allocated to the segments based on their proportionate share of international sales of U.S.-produced products.
          Biosciences operating income was $362 million, or 30.1% of Biosciences revenues in 2009, compared with $334 million, or 27.9% in 2008. The increase in operating income, as a percentage of revenues, reflects gross profit improvement from the favorable impact of foreign currency translation, including hedge gains. See further discussion on gross profit margin below. In addition, selling and administrative expense as a percentage of Biosciences revenues declined in 2009 to 21.6% from 23.0% in 2008, primarily due to tight spending controls. Research and development expense in 2009 was flat compared to 2008.
Geographic Revenues
          Revenues in the United States in 2009 of $3.2 billion increased 3%. Overall, growth was led by sales of safety-engineered products, which increased 4% to $1.1 billion, as well as sales of Diabetes Care products. Revenue growth was adversely impacted by lower sales of immunocytometry instruments and reagents and Pharmaceutical Systems products, as previously discussed.
          International revenues in 2009 of $4.0 billion were relatively flat compared with the prior year, as increased sales volume was offset by an estimated impact of unfavorable foreign currency translation of 7 percentage points, net of hedge gains. Volume growth was led by sales in Western Europe, Asia Pacific and Latin America in 2009. International sales of safety-engineered devices grew

7% to $571 million in 2009 from $534 million in 2008 and reflected an estimated 10 percentage points of unfavorable foreign currency translation.
Gross Profit Margin
          Gross profit margin increased to 52.6% in 2009, from 51.3% in 2008. Gross profit margin in 2009 reflected an estimated favorable impact of 140 basis points from both foreign currency translation and the hedging of certain foreign currencies and 20 basis points from lower raw materials cost. Partially offsetting these gains were increases in manufacturing start-up costs of approximately 30 basis points.
Operating Expenses
          Selling and administrative expense was $1.7 billion, or 23.8% of revenues, in 2009 compared with $1.7 billion, or 24.0% of revenues in 2008. Aggregate expenses reflected the $45 million litigation charge previously discussed and $48 million of increased core spending. These increases were partially offset by $84 million of favorable foreign exchange impacts.
          Research and development (“R&D”) expense in 2009 was $408 million, or 5.7% of revenues, compared with $396 million, or 5.6% of revenues, in 2008. The increase in R&D expenditures includes spending for new products and platforms in the Medical and Diagnostics segments, as previously discussed.
Operating Income
          Operating margin in 2009 was 23.0% of revenues, compared with 21.7% in 2008. The litigation charge noted above decreased operating margin in 2009 by 70 basis points.
Non-Operating Expense and Income
          Interest expense was $40 million in 2009, compared with $36 million in 2008. This increase reflected higher debt levels offset, in part, by lower interest rates on floating rate debt. Interest income was $33 million in 2009, compared with $39 million in 2008. This decrease was attributable to the impact of lower interest rates on floating rate investments, partially offset by a benefit from investment gains on assets associated with our deferred compensation plan. A related increase in the deferred compensation plan liability was recorded as an increase in selling and administrative expenses.
Income Taxes
          The effective tax rate in 2009 was 26.0% compared with the 2008 rate of 27.5%, and reflected a 1.2% benefit due to various tax settlements in multiple jurisdictions.
Discontinued Operations
          In July 2009, the Company sold certain assets and liabilities related to the elastics and thermometer components of the Home Healthcare product line of the Medical segment for $51 million. See Note 4 to the consolidated financial Statements contained in Item 8, Financial Statements and Supplementary Data for additional discussion.
Income and Diluted Earnings per Share from Continuing Operations
          Income from continuing operations and diluted earnings per share from continuing operations in 2009 were $1.2 billion and $4.92, respectively. The tax benefit discussed above increased income from continuing operations and diluted earnings per share from continuing operations in 2009 by $20 million, or 8 cents, respectively. The litigation charge discussed above decreased income from continuing operations and diluted earnings per share from continuing operations in 2009 by $28 million, or 11 cents, respectively. Income from continuing operations and diluted earnings per share from continuing operations in 2008 were $1.1 million and $4.42, respectively.
Financial Instrument Market Risk

          We selectively use financial instruments to manage market risk, primarily foreign currency exchange risk and interest rate risk relating to our ongoing business operations. The counterparties to these contracts are highly rated financial institutions. We do not enter into financial instruments for trading or speculative purposes.
          BD and its subsidiaries transact business in various foreign currencies throughout Europe, Asia Pacific, Canada, Japan and Latin America. We face foreign currency exposure from the effect of fluctuating exchange rates on payables and receivables relating to transactions that are denominated in currencies other than our functional currency. These payables and receivables primarily arise from intercompany transactions. We hedge substantially all such exposures primarily through the use of forward contracts and options. We also face currency exposure that arises from translating the results of our worldwide operations, specifically sales, to the U.S. dollar at exchange rates that have fluctuated from the beginning of a reporting period. To partially protect against a reduction in the value of future sales resulting from adverse foreign exchange rate movements, we purchase forward contracts and options to hedge certain forecasted sales that are denominated in foreign currencies. Gains or losses on our derivative instruments are largely offset by the gains or losses on the underlying hedged transactions.
          Derivative financial instruments are recorded on our balance sheet at fair value. For foreign currency derivatives, market risk is determined by calculating the impact on fair value of an assumed change in foreign exchange rates relative to the U.S. dollar. Fair values were estimated based upon observable inputs, specifically spot currency rates and foreign currency prices for similar assets and liabilities. With respect to the derivative instruments outstanding at September 30, 2009, a 10% appreciation of the U.S. dollar over a one-year period would increase pre-tax earnings by $85 million, while a 10% depreciation of the U.S. dollar would decrease pre-tax earnings by $85 million. Comparatively, considering our derivative instruments outstanding at September 30, 2008, a 10% appreciation of the U.S. dollar over a one-year period would have increased pre-tax earnings by $91 million, while a 10% depreciation of the U.S. dollar would have decreased pre-tax earnings by $91 million. These calculations do not reflect the impact of exchange gains or losses on the underlying transactions that would substantially offset the results of the derivative instruments.
          Our primary interest rate exposure results from changes in short-term U.S. dollar interest rates. Our debt and interest-bearing investments at September 30, 2009, are substantially all U.S. dollar-denominated. Therefore, transaction and translation exposure relating to such instruments is minimal. When managing interest rate exposures, we strive to achieve an appropriate balance between fixed and floating rate instruments. We may enter into interest rate swaps to help maintain this balance and manage debt and interest-bearing investments in tandem, since these items have an offsetting impact on interest rate exposure. For interest rate derivative instruments, fair values are provided by the financial institutions that are counterparties to these arrangements. Market risk for these instruments is determined by calculating the impact to fair value of an assumed change in interest rates across all maturities. A change in interest rates on short-term debt and interest-bearing investments impacts our earnings and cash flow, but not the fair value of these instruments because of their limited duration. A change in interest rates on long-term debt is assumed to impact the fair value of the debt but not our earnings or cash flow because the interest on such obligations is fixed. Based on our overall interest rate exposure at September 30, 2009 and 2008, a change of 10% in interest rates would not have a material effect on our earnings or cash flows over a one-year period. An increase of 10% in interest rates would decrease the fair value of our long-term debt and interest rate swaps at September 30, 2009 and 2008 by approximately $66 million and $35 million, respectively. A 10% decrease in interest rates would increase the fair value of our long-term debt and interest rate swaps at September 30, 2009 and 2008 by approximately $71 million and $39 million, respectively.
Liquidity and Capital Resources
          Cash generated from operations, along with available cash and cash equivalents, is expected to be sufficient to fund our normal operating needs, including capital expenditures, cash dividends and common stock repurchases in 2010.
Net Cash Flows from Continuing Operating Activities
          Net cash provided by continuing operating activities in 2009 was $1.7 billion, unchanged from 2008. Net income, excluding non-cash items (primarily depreciation, amortization, share-based compensation and deferred income taxes), was the primary source of operating cash flow during 2009. The change in operating assets and liabilities was a net use of cash and reflected higher levels of accounts receivable and inventory. Accounts receivable increased primarily due to higher sales in the fourth quarter of 2009, particularly in Europe. Inventory levels increased primarily due to a build up of inventory in anticipation of orders relating to the H1N1 pandemic and seasonal flu products.
Net Cash Flows from Continuing Investing Activities
          Net cash used for continuing investing activities in 2009 was $1.1 billion, compared with $783 million in 2008. Capital expenditures were $591 million in 2009, compared with $602 million in 2008. Capital spending for the Medical, Diagnostics and Biosciences segments was $414 million, $102 million and $56 million, respectively, in 2009 and related primarily to manufacturing capacity expansions. The increase in cash used for purchases of short-term investments is primarily related to the temporary investment of proceeds from the long-term debt issuance discussed below. The increase in cash used for capital software investment is primarily related to our enterprise-wide program to upgrade our business information systems.
In November 2009, we acquired 100% of the outstanding shares of HandyLab, Inc., a company that develops and manufactures molecular diagnostic assays and automation platforms. The purchase price was $275 million in cash. For further discussion refer to Note 3 to the consolidated financial statements contained in Item 8, Financial Statements and Supplementary Data.
Net Cash Flows from Continuing Financing Activities
          Net cash used for financing activities was $80 million in 2009, as compared with $586 million in 2008. In May 2009, we issued $500 million of 10-year, 5.00% Notes and $250 million of 30-year, 6.00% Notes, the proceeds of which were used to repay $200 million of 7.15% Notes, due October 1, 2009, to fund a discretionary pension contribution of $175 million in October 2009, and for other general corporate purposes. Total debt was $1.9 billion and $1.2 billion at September 30, 2009 and 2008, respectively. Short-term debt increased to 21% of total debt at year-end, from 17% at the end of 2008. Floating rate debt was 32% of total debt at the end of 2009 and 35% at the end of 2008. Our weighted average cost of total debt at the end of 2009 was 4.9%, unchanged from the end of 2008. Debt-to-capitalization at year-end increased to 26.8% compared to 18.8% last year primarily due to our debt issuance.
          We have in place a commercial paper borrowing program that is available to meet our short-term financing needs, including working capital requirements. Borrowings outstanding under this program were $200 million at September 30, 2009. We maintain a $1 billion syndicated credit facility in order to provide backup support for our commercial paper program and for other general corporate purposes. This credit facility expires in December 2012 and includes a single financial covenant that requires BD to maintain an interest expense coverage ratio (ratio of earnings before income taxes, depreciation and amortization to interest expense) of not less than 5-to-1 for the most recent four consecutive fiscal quarters. On the last eight measurement dates, this ratio had ranged from 26-to-1 to 34-to-1. There were no borrowings outstanding under this facility at September 30, 2009. In addition, we have informal lines of credit outside the United States.
          At September 30, 2009, Standard and Poor’s rated our long-term debt “AA-” and our commercial paper “A-1+.” Our Moody’s ratings at September 30, 2009 were “A2” for long-term debt and “P-1” for commercial paper. The outlook from both agencies was “stable.”
          We repurchased shares of our common stock for approximately $550 million in 2009 and $450 million in 2008. At September 30, 2009, approximately 7.6 million common shares remained available for purchase under a November 2008 Board of Directors’ authorization to repurchase up to 10 million common shares.
          BD’s ability to generate cash flow from operations, issue debt, enter into other financing arrangements and attract long-term capital on acceptable terms could be adversely affected in the event there was a material decline in the demand for BD’s products, deterioration in BD’s key financial ratios or credit ratings or other significantly unfavorable changes in conditions. While a deterioration in the Company’s credit ratings would increase the costs associated with maintaining and borrowing under its existing credit arrangements, such a downgrade would not affect the Company’s ability to draw on these credit facilities, nor would it result in an acceleration of the scheduled maturities of any outstanding debt. BD believes that given its debt ratings, its conservative financial management policies, its ability to generate cash flow and the non-cyclical, geographically diversified nature of its businesses, the Company would have access to additional short-term and long-term capital should the need arise.
Contractual Obligations
          In the normal course of business, we enter into contracts and commitments that obligate us to make payments in the future. The table below sets forth BD’s significant contractual obligations and related scheduled payments:

			2011 to	2013 to	2015 and
(Millions of dollars)	Total	2010	2012	2014	Thereafter

Short-term debt	$403	$403	$—	$—	$—

Long-term debt (A)	2,913	279	164	360	2,110

Operating leases	182	50	69	40	23
Purchase obligations (B)	456	319	118	11	8
Income tax audit settlements (C)	50	5	—	—	45

Total (D)	$4,004	$1,056	$351	$411	$2,186

(A)	Long-term debt obligations include expected principal and interest obligations, including interest rate swaps. The interest rate forward curve at September 30, 2009 was used to compute the amount of the contractual obligation for variable rate debt instruments and swaps.

(B)	Purchase obligations are for purchases made in the normal course of business to meet operational and capital requirements.

(C)	Other than amounts anticipated to be settled in 2010, we cannot accurately forecast the timing of such settlement payments. Accordingly, the remaining amount of $45 million is reflected as payable in 2015 and thereafter.

(D)	Required funding obligations for 2010 relating to pension and other postretirement benefit plans are not expected to be material.
2008 Compared With 2007
          Worldwide revenues in 2008 of $7.1 billion increased 13% from 2007 and reflected volume increases of approximately 7%, an estimated increase due to favorable foreign currency translation of 6% and price decreases of less than 1%.
Medical Segment
          Medical revenues in 2008 of $3.7 billion increased $376 million, or 11%, over 2007, which includes an estimated impact of favorable foreign currency translation of 6 percentage points.
          The following is a summary of revenues by organizational unit:

				Estimated
				Foreign
			Total	Exchange
(Millions of dollars)	2008	2007	Change	Impact

Medical Surgical Systems	$2,005	$1,864	8%	4%
Diabetes Care	694	619	12%	5%
Pharmaceutical Systems	942	792	19%	10%
Ophthalmic Systems	79	69	15%	7%

Total Revenues	$3,720	$3,344	11%	6%

          Medical revenues reflected the growth of the Pharmaceutical Systems and Diabetes Care units, primarily outside of the United States, and the continued global conversion to safety-engineered products. The Pharmaceutical Systems unit grew by 19%, driven by growth in Europe and Asia-Pacific offset by lower growth in the United States when compared to fiscal 2007, which reflected very high growth to support customer product launches. Revenue growth in the Diabetes Care unit of 12% was driven primarily by double-digit growth in all regions outside of the United States. Revenue in the Medical Surgical Systems unit was primarily driven by growth in safety-engineered products and prefilled flush syringes. Sales of safety-engineered products increased 3% in the United States and 38% internationally.
          Medical operating income was $1.1 billion, or 28.3% of Medical revenues, in 2008, as compared with $1.0 billion, or 28.5%, of revenues in 2007. Operating income as a percentage of revenues reflects declines in gross margin from increased costs of raw materials, inventory write-offs and declines in sales of products that have higher overall gross profit margins. These items more than offset favorable manufacturing efficiencies and controls on selling and administrative expenses. Selling and administrative expense as a percentage of Medical revenues in 2008 declined to 17.8% of revenues from 18.7% of revenues in 2007, primarily due to tight spending controls. Research and development expenses in 2008 increased $8.0 million, or 7%, reflecting continued investment in the development of new products and platforms.
Diagnostics Segment
          Diagnostics revenues in 2008 of $2.2 billion increased $255 million, or 13%, over 2007, which reflected an estimated favorable impact of foreign currency translation of about 5 percentage points.
          The following is a summary of revenues by organizational unit:

				Estimated
				Foreign
			Total	Exchange
(Millions of dollars)	2008	2007	Change	Impact

Preanalytical Systems	$1,124	$1,007	12%	5%
Diagnostic Systems	1,036	898	15%	4%

Total Revenues	$2,160	$1,905	13%	5%

          Revenue growth in the Preanalytical Systems unit was driven by the continued conversion to safety-engineered products. Sales of safety-engineered products reflected growth of 7% in the United States, driven by BD Vacutainer Push Button Blood Collection Set conversion activity, and 25% internationally. The Diagnostic Systems unit experienced growth in worldwide sales of its automated diagnostic platforms, including the molecular BD ProbeTec, BD Viper and BD Affirm systems, along with solid growth of its BD BACTEC blood culture and TB systems and the BD Phoenix ID/AST platform. In addition, revenues from TriPath grew $31 million to $119 million and revenues from GeneOhm grew $21 million to $42 million in 2008.
          Diagnostics operating income was $526 million, or 24.3% of Diagnostics revenues in 2008, compared with $343 million, or 18.0% of revenues in 2007. Segment operating income reflects the in-process research and development charges of $115 million in 2007 related to the TriPath acquisition. The Diagnostics Segment experienced a slight improvement in gross profit margin from sales growth of products that have higher overall gross profit margins, in particular, safety-engineered products and the BD ProbeTec and BD Viper systems, and favorable foreign exchange. These improvements were slightly offset by manufacturing start-up costs and increases in raw material costs. See further discussion on gross profit margin below. Selling and administrative expense as a percentage of Diagnostics revenues in 2008 was 22.0% compared with 22.4% in 2007 primarily due to tight spending controls. Research and development expense increased $16 million, or 14%, reflecting continued investment in the development of new products and platforms with particular emphasis on our molecular platforms.
Biosciences Segment
          Biosciences revenues in 2008 of $1.2 billion increased $161 million, or 16%, over 2007, which reflected an estimated impact of favorable foreign currency translation of 6 percentage points.

          The following is a summary of revenues by organizational unit:

				Estimated
				Foreign
			Total	Exchange
(Millions of dollars)	2008	2007	Change	Impact

Cell Analysis	$901	$756	19%	6%
Discovery Labware	295	278	6%	5%

Total Revenues *	$1,195	$1,034	16%	6%

*	Amounts may not add due to rounding.
          Revenue growth in the Cell Analysis unit reflected strong sales of instruments and flow cytometry reagents, driven by increased demand for research instruments and clinical reagents. Revenue growth in the Discovery Labware unit reflected reduced sales to a major bionutrients customer compared with 2007.
          Biosciences operating income was $334 million, or 27.9% of Biosciences revenues in 2008, compared with $259 million, or 25.0% in 2007. Segment operating income in 2007 included an in-process research and development charge of $7 million relating to the Plasso acquisition. The increase in operating income, as a percentage of revenues, reflects gross profit improvement from relatively higher sales growth of products that have higher overall gross profit margins and the favorable impact of foreign currency translation. See further discussion on gross profit margin below. Selling and administrative expense as a percentage of Biosciences revenues in 2008 was 23.0%, as compared with 24.0% in 2007, primarily due to tight spending controls. Research and development expense in 2008 increased $11 million, or 15%, reflecting spending on new product development and advanced technology.
Geographic Revenues
          Revenues in the United States in 2008 of $3.1 billion increased 5%. U.S. sales of safety-engineered devices grew 5% to $1.036 billion in 2008. Overall, growth was also led by increased sales of immunocytometry instruments and reagents, diabetes care products and infectious disease testing systems.
          International revenues in 2008 increased 19% to $4.0 billion, reflecting an estimated impact of favorable foreign currency translation of 11 percentage points. Volume growth was led by solid sales in Europe and certain Asia Pacific countries in 2008. International sales of safety-engineered devices were approximately $534 million in 2008, compared with $414 million in 2007.
Gross Profit Margin
          Gross profit margin decreased to 51.3% in 2008, from 51.7% in 2007. Gross profit margin in 2008 as compared with 2007 reflected an estimated 0.7% unfavorable impact resulting from increased costs of raw materials (primarily resins) and manufacturing start-up costs, and an estimated 0.1% favorable impact of foreign currency translation. Increased sales of products with relatively higher margins and productivity gains were partially offset by, among other things, asset write-offs, resulting in an estimated net favorable impact of 0.2%.
Operating Expenses
          Selling and administrative expense was $1.7 billion, or 24.0% of revenues, in 2008 compared with $1.6 billion, or 25.2% of revenues in 2007. The increase in aggregate expenses for 2008 reflect an unfavorable foreign exchange impact of $80 million, increases in base spending of $24 million, and expenses of $9 million associated with TriPath, which was acquired in December 2006.
          Research and development (“R&D”) expense in 2008 was $396 million, or 5.6% of revenues, compared with $360 million, or 5.7% of revenues, in 2007. The increase in R&D expenditures includes spending for new programs in each of our segments, as previously discussed.

Operating Income
          Operating margin in 2008 was 21.7% of revenues, compared with 18.9% in 2007. Operating income of $1.2 billion in 2007 reflected $122 million of acquired in-process R&D charges, as further discussed above, which lowered 2007 operating margin by 190 basis points.
Non-Operating Expense and Income
          Interest expense was $36 million in 2008, compared with $46 million in 2007, reflecting a decline in interest rates. Interest income was $39 million in 2008, compared with $46 million in 2007. The favorable impact of higher investment levels was more than offset by investment losses in assets we hold to offset liabilities related to our deferred compensation plan. The related reduction in the deferred compensation liability was recorded as a reduction in selling and administrative expenses.
Income Taxes
          The effective tax rate in 2008 was 27.5% compared with the 2007 rate of 29.0%. The 2007 rate reflected the non-deductibility of the acquired in-process R&D charges of $122 million, which was partially offset by the impact of approximately 0.3% resulting from the retroactive reinstatement of the research and experimentation tax credit.
Income and Diluted Earnings per Share from Continuing Operations
          Income from continuing operations and diluted earnings per share from continuing operations in 2008 were $1.1 billion and $4.42, respectively. Income from continuing operations and diluted earnings per share from continuing operations in 2007 were $842 million and $3.30, respectively. The acquired in-process R&D charges decreased income from continuing operations and diluted earnings per share from continuing operations in 2007 by $122 million and by $.48, respectively.
Liquidity and Capital Resources
Net Cash Flows from Continuing Operating Activities
          Net cash provided by continuing operating activities in 2008 of $1.7 billion, increased $435 million over 2007. The increase in cash provided by changes in operating assets and liabilities reflects improvements in accounts receivable and inventory.
Net Cash Flows from Continuing Investing Activities
          Net cash used for continuing investing activities in 2008 was $783 million, compared with $1.0 billion in 2007. Acquisitions of businesses represented the net cash paid for the Cytopeia acquisition in 2008 and for the TriPath acquisition in 2007. See Note 3 to the consolidated financial statements included in Item 8, Financial Statements and Supplementary Data for further discussion on acquisitions. Capital expenditures were $602 million in 2008, compared with $556 million in 2007. Medical capital spending of $378 million and Diagnostics capital spending of $124 million in 2008 related primarily to various capacity expansions. Biosciences capital spending of $83 million in 2008 included spending on manufacturing capacity expansions.
Net Cash Flows from Continuing Financing Activities
          Net cash used for financing activities was $586 million in 2008, as compared with $726 million in 2007, and included the repurchase of shares of our common stock for approximately $450 million in both years. Total debt was $1.2 billion at both September 30, 2008 and 2007. Short-term debt decreased to 17% of total debt at year-end, from 18% at the end of 2007. Floating rate debt was 35% of total debt at the end of 2008 and 36% at the end of 2007. Our weighted average cost of total debt at the end of 2008 was 4.9%, down from 5.7% at the end of 2007. Debt-to-capitalization at year-end improved to 18.8% from 20.9% last year.
Critical Accounting Policies
          The preparation of the consolidated financial statements requires management to use estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, as well as the disclosure of contingent assets and liabilities at the date of the consolidated financial statements. Some of those judgments can be subjective and complex and, consequently, actual results could differ from those estimates. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. For any given estimate or assumption made by management, it is possible that other people applying reasonable judgment to the same facts and circumstances could develop different estimates. Actual results that differ from management’s estimates could have an unfavorable effect on our consolidated financial statements. Management believes the following critical accounting policies reflect the more significant judgments and estimates used in the preparation of the consolidated financial statements.
Revenue Recognition
          Revenue from product sales is typically recognized when title and risk of loss pass to the customer. However, we recognize revenue for certain instruments sold from the Biosciences segment upon installation at a customer’s site, as installation of these instruments is considered a significant post-delivery obligation. In addition, for certain sales arrangements, primarily in the U.S., with multiple deliverables, revenue and cost of products sold are recognized at the completion of each deliverable: shipment, installation and training. These sales agreements are divided into separate units of accounting and revenue is recognized upon the completion of each deliverable based on the relative fair values of items delivered. Fair values are generally determined based on sales of the individual deliverables to other third parties.
          BD’s domestic businesses sell products primarily to distributors who resell the products to end-user customers. We provide rebates to distributors that sell to end-user customers at prices determined under a contract between BD and the end-user customer. Provisions for rebates, as well as sales discounts and returns, are accounted for as a reduction of revenues when revenue is recognized.
Impairment of Assets
          Goodwill and indefinite-lived intangible assets are subject to impairment reviews at least annually, or whenever indicators of impairment arise. Potential impairment is identified by comparing the fair value of a reporting unit with its carrying value. At September 30, 2009, there were no reporting units that were deemed to be at risk of failing the goodwill impairment test. Intangible assets other than goodwill and indefinite-lived intangible assets and other long-lived assets are reviewed for impairment when impairment indicators are present. Impairment reviews are based on a cash flow approach that requires significant management judgment with respect to future volume, revenue and expense growth rates, changes in working capital use, appropriate discount rates and other assumptions and estimates. The estimates and assumptions used are consistent with BD’s business plans. The use of alternative estimates and assumptions could increase or decrease the estimated fair value of the asset, and potentially result in different impacts to BD’s results of operations. Actual results may differ from management’s estimates.
Investments
          We hold equity interests in companies having operations or technology in areas within or adjacent to BD’s strategic focus. For investments in companies that are publicly traded, market prices are available. However, for investments in companies that are not publicly traded, fair value is difficult to determine. We write down an investment when management believes an investment has experienced a decline in value that is other than temporary. Future adverse changes in market conditions or poor operating results of the underlying investments could result in an inability to recover the carrying value of the investments, thereby possibly requiring impairment charges in the future.
Tax Valuation Allowances
          BD maintains valuation allowances where it is more likely than not that all or a portion of a deferred tax asset will not be realized. Changes in valuation allowances are included in our tax provision in the period of change. In determining whether a valuation allowance is warranted, management evaluates factors such as prior earnings history, expected future earnings, carry back and carry forward periods, and tax strategies that could potentially enhance the likelihood of realization of a deferred tax asset.
Contingencies
          We are involved, both as a plaintiff and a defendant, in various legal proceedings that arise in the ordinary course of business, including, without limitation, product liability, antitrust and environmental matters, as further discussed in Note 14 to the consolidated financial statements included in Item 8, Financial Statements and Supplementary Data. We assess the likelihood of any adverse judgments or outcomes to these matters as well as potential ranges of probable losses. We establish accruals to the extent probable future losses are estimable (in the case of environmental matters, without considering possible third-party recoveries). A determination of the amount of accruals, if any, for these contingencies is made after careful analysis of each individual issue and, when appropriate, is developed after consultation with outside counsel. The accruals may change in the future due to new developments in each matter or changes in our strategy in dealing with these matters.
          Given the uncertain nature of litigation generally, we are not able in all cases to estimate the amount or range of loss that could result from an unfavorable outcome of the litigation to which we are a party. In view of these uncertainties, we could incur charges in excess of any currently established accruals and, to the extent available, excess liability insurance. Accordingly, in the opinion of management, any such future charges, individually or in the aggregate, could have a material adverse effect on BD’s consolidated results of operations and consolidated net cash flows.
Benefit Plans
          We have significant net pension and other postretirement benefit costs that are measured using actuarial valuations. Pension benefit costs include assumptions for the discount rate and expected return on plan assets. Other postretirement benefit plan costs include assumptions for the discount rate and healthcare cost trend rates. These assumptions have a significant effect on the amounts reported. In addition to the analysis below, see Note 6 to the consolidated financial statements contained in Item 8, Financial Statements and Supplementary Data for additional discussion.
          The discount rate is selected each year based on investment grade bonds and other factors as of the measurement date (September 30). For the U.S. pension plan, we used a discount rate of 5.90% as of September 30, 2009, which was based on an actuarially-determined, company-specific yield curve. The rate selected is used to measure liabilities as of the measurement date and for calculating the following year’s pension expense. The expected long-term rate of return on plan assets assumption, although reviewed each year, is changed less frequently due to the long-term nature of the assumption. This assumption does not impact the measurement of assets or liabilities as of the measurement date; rather, it is used only in the calculation of pension expense. To determine the expected long-term rate of return on pension plan assets, we consider many factors, including our historical assumptions compared with actual results; benchmark data; expected returns on various plan asset classes, as well as current and expected asset allocations. At September 30, 2009, we used a long-term expected rate of return on plan assets assumption of 8.00% for the U.S. pension plan. We believe our discount rate and expected long-term rate of return on plan assets assumptions are appropriate based upon the above factors.
          Sensitivity to changes in key assumptions for our U.S. pension and other postretirement plans are as follows:
•	Discount rate — A change of plus (minus) 25 basis points, with other assumptions held constant, would have an estimated $6 million favorable (unfavorable) impact on the total U.S. net pension and other postretirement benefit plan cost.
•	Expected return on plan assets — A change of plus (minus) 25 basis points, with other assumptions held constant, would have an estimated $2 million favorable (unfavorable) impact on U.S. pension plan cost.
Share-Based Compensation
          Compensation cost relating to share-based payment transactions is recognized in net income using a fair value measurement method. All share-based payments to employees, including grants of employee stock options, are recognized in the statement of operations as compensation expense (based on their fair values) over the vesting period of the awards. We determine the fair value of certain share-based awards using a lattice-based binomial option valuation model that incorporates certain assumptions, such as the risk-free interest rate, expected volatility, expected dividend yield and expected life of the options. See Note 15 to the consolidated financial statements contained in Item 8, Financial Statements and Supplementary Data for additional discussion.
Cautionary Statement Regarding Forward-Looking Statements
          BD and its representatives may from time-to-time make certain forward-looking statements in publicly released materials, both written and oral, including statements contained in filings with the Securities and Exchange Commission, press releases and our reports to shareholders. Forward-looking statements may be identified by the use of words such as “plan,” “expect,” “believe,” “intend,” “will,” “anticipate,” “estimate” and other words of similar meaning in conjunction with, among other things, discussions of future operations and financial performance, as well as our strategy for growth, product development, regulatory approvals, market position and expenditures. All statements that address operating performance or events or developments that we expect or anticipate will occur in the future — including statements relating to volume growth, sales and earnings per share growth, cash flows or uses, and statements expressing views about future operating results — are forward-looking statements.
          Forward-looking statements are based on current expectations of future events. The forward-looking statements are, and will be, based on management’s then-current views and assumptions regarding future events and operating performance, and speak only as of their dates. Investors should realize that if underlying assumptions prove inaccurate or unknown risks or uncertainties materialize, actual results could vary materially from our expectations and projections. Investors are therefore cautioned not to place undue reliance on any forward-looking statements. Furthermore, we undertake no obligation to update or revise any forward-looking statements after the date they are made, whether as a result of new information, future events and developments or otherwise, except as required by applicable law or regulations.

          The following are some important factors that could cause our actual results to differ from our expectations in any forward-looking statements.
•	The current economic downturn and continued instability in the global financial markets and the potential adverse effect on liquidity and capital resources for BD or its customers and suppliers, the cost of operating our business, the demand for our products and services, or the ability to produce our products. This includes the impact on developing countries and their demand for our products.
•	The effects, if any, of healthcare reform in the U.S., including various proposals that, if enacted, would impose an excise tax on medical device manufacturers such as BD. Other legislative or administrative reforms in the U.S. or abroad could also reduce reimbursement rates, result in increased pricing pressures or otherwise adversely affect BD’s business.
•	Changes in domestic and foreign healthcare industry practices that result in increased pricing pressures, including the continued consolidation among healthcare providers and trends toward managed care and healthcare cost containment.
•	Regional, national and foreign economic factors, including inflation, deflation and fluctuations in interest rates and, in particular, foreign currency exchange rates and the potential effect of such fluctuations on revenues, expenses and resulting margins, as well as competition in certain markets.
•	The effects of natural disasters, including the current influenza pandemic and other pandemic diseases, earthquakes, fire, or the effects of climate change on our ability to manufacture our products, particularly where production of a product line is concentrated in one or more plants, or on our ability to source components from suppliers that are needed for such manufacturing.
•	Fluctuations in the cost and availability of oil-based resins and other raw materials, as well as certain sub-assemblies and finished goods, and the ability to maintain favorable supplier arrangements and relationships (particularly with respect to sole-source suppliers) and the potential adverse effects of any disruption in the availability of such items.
•	We operate in a highly competitive environment. New product introductions by our current or future competitors (for example, new forms of drug delivery) could adversely affect our ability to compete in the global market. Patents attained by competitors, particularly as patents on our products expire, may also adversely impact our competitive position. Certain competitors have established manufacturing sites or have contracted with suppliers in low-cost manufacturing locations as a means to lower their costs. New entrants may also appear.
•	Difficulties inherent in product development, including the potential inability to successfully continue technological innovation, complete clinical trials, obtain regulatory approvals in the United States and abroad, obtain coverage and adequate reimbursement for new products, or gain and maintain market approval of products, as well as the possibility of encountering infringement claims by competitors with respect to patent or other intellectual property rights, all of which can preclude or delay commercialization of a product.
•	We sell certain products to pharmaceutical companies that are used to manufacture, or are sold with, products by such companies. As a result, fluctuations in demand for the products of these pharmaceutical companies could adversely affect our operating results.
•	The effects, if any, of governmental and media activities regarding the business practices of group purchasing organizations, which negotiate product prices on behalf of their member hospitals with BD and other suppliers.
•	Our ability to obtain the anticipated benefits of restructuring programs, if any, that we may undertake.
•	Our ability to implement the upgrade of our enterprise resource planning system. Any delays or deficiencies in the design and implementation of our upgrade could adversely affect our business.
•	Adoption of, or changes in, government laws and regulations affecting domestic and foreign operations, including those relating to trade, monetary and fiscal policies, taxation (including tax reforms that could adversely impact multinational corporations), environmental matters, sales practices, price controls, licensing and regulatory approval of new products, regulatory requirements for products in the postmarketing phase, or changes in enforcement practices with respect to any such laws and regulations. In particular, environmental laws, particularly with respect to the emission of greenhouse gases, are becoming more stringent throughout the world, which may increase our costs of operations or necessitate changes in our manufacturing plants or processes.
•	Fluctuations in U.S. and international governmental funding and policies for life sciences research.

•	Pending and potential litigation or other proceedings adverse to BD, including antitrust claims, product liability claims, patent infringement claims, and the availability or collectibility of insurance relating to any such claims.
•	The effects of adverse media exposure or other publicity regarding BD’s business or operations.
•	Our ability to achieve the projected level or mix of product sales. Our earnings forecasts are generated based on such projected volumes and sales of many product types, some of which are more profitable than others.
•	The effect of market fluctuations on the value of assets in BD’s pension plans and the possibility that BD may need to make additional contributions to the plans as a result of any decline in the value of such assets.
•	Product efficacy or safety concerns resulting in product recalls, regulatory action on the part of the U.S. Food and Drug Administration (or foreign counterparts) or declining sales.
•	Political conditions in international markets, including civil unrest, terrorist activity, governmental changes, restrictions on the ability to transfer capital across borders and expropriation of assets by a government.
•	Our ability to penetrate developing and emerging markets, which also depends on economic and political conditions, and how well we are able to acquire or form strategic business alliances with local companies and make necessary infrastructure enhancements to production facilities, distribution networks, sales equipment and technology.
•	The impact of business combinations, including acquisitions and divestitures, and our ability to successfully integrate any business we may acquire.
•	Issuance of new or revised accounting standards by the Financial Accounting Standards Board or the Securities and Exchange Commission.
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
          The information required by this item is included in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and in Notes 1, 10 and 11 to the consolidated financial statements contained in Item 8, Financial Statements and Supplementary data, and is incorporated herein by reference.

Item 8.	Financial Statements and Supplementary Data.

Reports of Management
Management’s Responsibilities
          The following financial statements have been prepared by management in conformity with U.S. generally accepted accounting principles and include, where required, amounts based on the best estimates and judgments of management. The integrity and objectivity of data in the financial statements and elsewhere in this Annual Report are the responsibility of management.
          In fulfilling its responsibilities for the integrity of the data presented and to safeguard the Company’s assets, management employs a system of internal accounting controls designed to provide reasonable assurance, at appropriate cost, that the Company’s assets are protected and that transactions are appropriately authorized, recorded and summarized. This system of control is supported by the selection of qualified personnel, by organizational assignments that provide appropriate delegation of authority and division of responsibilities, and by the dissemination of written policies and procedures. This control structure is further reinforced by a program of internal audits, including a policy that requires responsive action by management.
          The Board of Directors monitors the internal control system, including internal accounting and financial reporting controls, through its Audit Committee, which consists of six independent Directors. The Audit Committee meets periodically with the independent registered public accounting firm, the internal auditors and management to review the work of each and to satisfy itself that they are properly discharging their responsibilities. The independent registered public accounting firm and the internal auditors have full and free access to the Audit Committee and meet with its members, with and without management present, to discuss the scope and results of their audits including internal control, auditing and financial reporting matters.
Management’s Report on Internal Control Over Financial Reporting
          Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Act of 1934. Management conducted an assessment of the effectiveness of internal control over financial reporting based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment and those criteria, management concluded that internal control over financial reporting was effective as of September 30, 2009.
          The financial statements and internal control over financial reporting have been audited by Ernst & Young LLP, an independent registered public accounting firm. Ernst & Young’s reports with respect to fairness of the presentation of the statements, and the effectiveness of internal control over financial reporting, are included herein.

Edward J. Ludwig	David V. Elkins	William A. Tozzi
Chairman and	Executive Vice President and	Senior Vice President and
Chief Executive Officer	Chief Financial Officer	Controller

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors of
Becton, Dickinson and Company
          We have audited the accompanying consolidated balance sheets of Becton, Dickinson and Company as of September 30, 2009 and 2008, and the related consolidated statements of income, comprehensive income, and cash flows for each of the three years in the period ended September 30, 2009. Our audits also included the financial statement schedule of Becton, Dickinson and Company listed in Item 15(b). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
          We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
          In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Becton, Dickinson and Company at September 30, 2009 and 2008, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
          As discussed in Note 2 to the consolidated financial statements, the Company adopted the guidance originally issued in Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (codified in FASB Accounting Standards Codification Topic 740-10 “Income Taxes —Overall”) on October 1, 2007.
          We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Becton, Dickinson and Company’s internal control over financial reporting as of September 30, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 25, 2009 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
New York, New York
November 25, 2009

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors of
Becton, Dickinson and Company
          We have audited Becton, Dickinson and Company’s internal control over financial reporting as of September 30, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Becton, Dickinson and Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
          We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
          A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
          Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
          In our opinion, Becton, Dickinson and Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2009, based on the COSO criteria.

          We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Becton, Dickinson and Company as of September 30, 2009 and 2008, and the related consolidated statements of income, comprehensive income, and cash flows for each of the three years in the period ended September 30, 2009 of Becton, Dickinson and Company, and our report dated November 25, 2009 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
New York, New York
November 25, 2009

Consolidated Statements of Income
Becton, Dickinson and Company
Years Ended September 30

Thousands of dollars, except per share amounts	2009	2008	2007

Operations
Revenues	$7,160,874	$7,074,942	$6,282,835

Cost of products sold	3,397,598	3,446,838	3,032,892
Selling and administrative expense	1,704,795	1,695,610	1,583,775
Research and development expense	408,128	395,631	359,371
Acquired in-process research and development	—	—	122,133

Total Operating Costs and Expenses	5,510,521	5,538,079	5,098,171

Operating Income	1,650,353	1,536,863	1,184,664

Interest expense	(40,389)	(36,343)	(46,420)
Interest income	33,148	39,368	46,221
Other (expense) income, net	(3,850)	(1,484)	944

Income From Continuing Operations
Before Income Taxes	1,639,262	1,538,404	1,185,409

Income tax provision	426,208	422,537	343,890

Income from Continuing Operations	1,213,054	1,115,867	841,519

Income from Discontinued Operations
Net of income tax provision of $5,014, $2,585 and $19,131	18,549	11,129	48,514

Net Income	$1,231,603	$1,126,996	$890,033

Basic Earnings per Share
Income from Continuing Operations	$5.04	$4.57	$3.44
Income from Discontinued Operations	$0.08	$0.05	$0.20

Basic Earnings per Share (A)	$5.12	$4.61	$3.63

Diluted Earnings per Share
Income from Continuing Operations	$4.92	$4.42	$3.30
Income from Discontinued Operations	$0.08	$0.04	$0.19

Diluted Earnings per Share (A)	$4.99	$4.46	$3.49

(A)	Total per share amounts may not add due to rounding.
See notes to consolidated financial statements

Consolidated Statements of Comprehensive Income
Becton, Dickinson and Company
Years Ended September 30

Thousands of dollars	2009	2008	2007

Net Income	$1,231,603	$1,126,996	$890,033

Other Comprehensive (Loss) Income, Net of Tax
Foreign currency translation adjustments	29,358	(80,305)	250,411
Minimum pension liability adjustment	—	—	3,159
Defined benefit pension and postretirement plans	(242,478)	(42,862)	—
Unrealized gain (loss) on investments, net of amounts recognized	41	(42)	(10,643)
Unrealized (loss) gain on cash flow hedges, net of amounts realized	(82,073)	43,871	(2,596)

Other Comprehensive (Loss) Income, Net of Tax	(295,152)	(79,338)	240,331

Comprehensive Income	$936,451	$1,047,658	$1,130,364

See notes to consolidated financial statements

Consolidated Balance Sheets
Becton, Dickinson and Company
September 30

Thousands of dollars, except per share amounts and numbers of shares	2009	2008

Assets
Current Assets
Cash and equivalents	$1,394,244	$830,477
Short-term investments	551,561	199,942
Trade receivables, net	1,168,662	1,079,051
Inventories	1,156,762	1,080,426
Prepaid expenses, deferred taxes and other	375,725	424,779

Total Current Assets	4,646,954	3,614,675

Property, Plant and Equipment, Net	2,966,629	2,744,474
Goodwill	621,872	625,768
Core and Developed Technology, Net	309,990	348,531
Other Intangibles, Net	96,659	89,675
Capitalized Software, Net	197,224	133,486
Other	465,296	356,334

Total Assets	$9,304,624	$7,912,943

Liabilities
Current Liabilities
Short-term debt	$402,965	$201,312
Accounts payable	264,181	260,882
Accrued expenses	646,540	519,117
Salaries, wages and related items	459,742	406,379
Income taxes	3,665	28,889

Total Current Liabilities	1,777,093	1,416,579

Long-Term Debt	1,488,460	953,226
Long-Term Employee Benefit Obligations	782,034	464,982
Deferred Income Taxes and Other	114,325	142,588

Commitments and Contingencies	—	—

Shareholders’ Equity
Common stock — $1 par value: authorized - 640,000,000 shares; issued-332,662,160 shares in 2009 and 2008	332,662	332,662
Capital in excess of par value	1,485,674	1,359,531
Retained earnings	7,752,831	6,838,589
Deferred compensation	17,906	14,694
Common stock in treasury — at cost — 95,579,970 shares in 2009 and 89,584,786 shares in 2008	(4,073,699)	(3,532,398)
Accumulated other comprehensive loss	(372,662)	(77,510)

Total Shareholders’ Equity	5,142,712	4,935,568

Total Liabilities and Shareholders’ Equity	$9,304,624	$7,912,943

See notes to consolidated financial statements

Consolidated Statements of Cash Flows
Becton, Dickinson and Company
Years Ended September 30

Thousands of dollars	2009	2008	2007

Operating Activities
Net income	$1,231,603	$1,126,996	$890,033
Income from discontinued operations, net	(18,549)	(11,129)	(48,514)

Income from continuing operations, net	1,213,054	1,115,867	841,519
Adjustments to income from continuing operations to derive net cash provided by continuing operating activities, net of amounts acquired:
Depreciation and amortization	470,193	477,124	441,104
Share-based compensation	86,574	100,585	107,706
Deferred income taxes	60,041	80,088	(115,489)
Acquired in-process research and development	—	—	122,133

Change in operating assets and liabilities:
Trade receivables, net	(82,805)	(5,159)	(112,411)
Inventories	(98,344)	(49,324)	(122,863)
Prepaid expenses, deferred taxes and other	(28,483)	(29,617)	(25,214)
Accounts payable, income taxes and other liabilities	119,893	(14,375)	103,392
Pension obligation	(68,574)	(56,083)	(22,119)
Other, net	19,971	45,354	12,189

Net Cash Provided by Continuing Operating Activities	1,691,520	1,664,460	1,229,947

Investing Activities
Capital expenditures	(591,103)	(601,684)	(556,287)
Capitalized software	(109,588)	(49,306)	(22,334)
Change in short-term investments	(338,228)	(46,321)	(30,167)
Proceeds (purchases) of long-term investments	840	(5,666)	(3,881)
Acquisitions of businesses, net of cash acquired	—	(41,259)	(339,528)
Divestiture of businesses	51,022	—	19,971
Other, net	(85,900)	(38,491)	(85,922)

Net Cash Used for Continuing Investing Activities	(1,072,957)	(782,727)	(1,018,148)

Financing Activities
Change in short-term debt	1,196	(5,938)	(121,102)
Proceeds from long-term debt	739,232	—	—
Payments of debt	(311)	(1,114)	(100,790)
Repurchase of common stock	(550,006)	(450,001)	(450,124)
Issuance of common stock and other, net	32,403	85,396	130,679
Excess tax benefit from payments under share-based compensation plans	14,667	64,335	55,118
Dividends paid	(316,877)	(278,506)	(239,810)

Net Cash Used for Continuing Financing Activities	(79,696)	(585,828)	(726,029)

Discontinued Operations:
Net cash provided by operating activities	25,296	22,638	10,488
Net cash used for investing activities	(6)	(296)	(106)

Net Cash Provided by Discontinued Operations	25,290	22,342	10,382

Effect of exchange rate changes on cash and equivalents	(390)	748	15,041

Net Increase (Decrease) in Cash and Equivalents	563,767	318,995	(488,807)

Opening Cash and Equivalents	830,477	511,482	1,000,289

Closing Cash and Equivalents	$1,394,244	$830,477	$511,482

See notes to consolidated financial statements

Notes to Consolidated Financial Statements
Becton, Dickinson and Company
Thousands of dollars, except per share amounts and numbers of shares
Note 1 — Summary of Significant Accounting Policies
Principles of Consolidation
The consolidated financial statements include the accounts of Becton, Dickinson and Company and its majority-owned subsidiaries (the “Company”) after the elimination of intercompany transactions. The Company has no material interests in variable interest entities.
Cash Equivalents
Cash equivalents consist of all highly liquid investments with a maturity of three months or less at time of purchase.
Short-Term Investments
Short-term investments consist of time deposits with maturities greater than three months and less than one year when purchased.
Inventories
Inventories are stated at the lower of first-in, first-out cost or market.
Property, Plant and Equipment
Property, plant and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization are principally provided on the straight-line basis over estimated useful lives, which range from 20 to 45 years for buildings, four to 10 years for machinery and equipment and one to 20 years for leasehold improvements. Depreciation and amortization expense was $317,227, $305,252 and $280,110 in fiscal 2009, 2008 and 2007, respectively.
Goodwill and Other Intangible Assets
Goodwill is reviewed annually for impairment. Potential impairment is identified by comparing the fair value of a reporting unit, estimated using an income approach, with its carrying value. Core and developed technology is amortized over periods ranging from 15 to 20 years, using the straight-line method. Both goodwill and core and developed technology arise from acquisitions. Other intangibles with finite useful lives, which include patents, are amortized over periods principally ranging from one to 40 years, using the straight-line method. These intangibles, including core and developed technology, are periodically reviewed when impairment indicators are present to assess recoverability from future operations using undiscounted cash flows. To the extent carrying value exceeds the undiscounted cash flows, an impairment loss is recognized in operating results based upon the excess of the carrying value over fair value. Other intangibles also include certain trademarks that are considered to have indefinite lives, as they are expected to generate cash flows indefinitely, and are reviewed annually for impairment.
Capitalized Software
Capitalized software, including costs for software developed or obtained for internal use is stated at cost, less accumulated amortization. Amortization expense is principally provided on the straight-line basis over estimated useful lives, which do not exceed 10 years. The current balance includes capital software investments related to an enterprise-wide program to upgrade the Company’s business information systems. Amortization expense was $46,739, $56,612 and $66,394 for 2009, 2008 and 2007, respectively.

Foreign Currency Translation
Generally, the net assets of foreign operations are translated into U.S. dollars using current exchange rates. The U.S. dollar results that arise from such translation, as well as exchange gains and losses on intercompany balances of a long-term investment nature, are included in the foreign currency translation adjustments in Accumulated other comprehensive (loss) income.
Revenue Recognition
Revenue from product sales is recognized when title and risk of loss pass to the customer. The Company recognizes revenue for certain instruments sold from the Biosciences segment upon installation at a customer’s site, as installation of these instruments is considered a significant post-delivery obligation. For certain sales arrangements, primarily in the U.S., with multiple deliverables, revenue and cost of products sold are recognized at the completion of each deliverable: shipment, installation and training. These sales agreements are divided into separate units of accounting. Revenue is recognized upon the completion of each deliverable based on the relative fair values of items delivered. Fair values are generally determined based on sales of the individual deliverables to other third parties.
The Company’s domestic businesses sell products primarily to distributors who resell the products to end-user customers. Rebates are provided to distributors that sell to end-user customers at prices determined under a contract between the Company and the end-user customer. Provisions for rebates, as well as sales discounts and returns, are accounted for as a reduction of revenues when revenue is recognized.
Shipping and Handling Costs
Shipping and handling costs are included in Selling and administrative expense. Shipping expense was $255,744, $269,280 and $237,045 in 2009, 2008 and 2007, respectively.
Derivative Financial Instruments
All derivatives are recorded in the balance sheet at fair value and changes in fair value are recognized currently in earnings unless specific hedge accounting criteria are met.
Derivative financial instruments are utilized by the Company in the management of its foreign currency and interest rate exposures. The Company hedges forecasted sales denominated in foreign currencies using forward and option contracts to protect against the reduction in value of forecasted foreign currency cash flows resulting from export sales. The Company also periodically utilizes interest rate swaps to maintain a balance between fixed and floating rate instruments. The Company does not enter into derivative financial instruments for trading or speculative purposes.
Any deferred gains or losses associated with derivative instruments are recognized in income in the period in which the underlying hedged transaction is recognized. In the event a designated hedged item is sold, extinguished or matures prior to the termination of the related derivative instrument, such instrument would be closed and the resultant gain or loss would be recognized in income.
Income Taxes
United States income taxes are not provided on undistributed earnings of foreign subsidiaries where such undistributed earnings are indefinitely reinvested outside the United States. Deferred taxes are provided for earnings of foreign subsidiaries when those earnings are not considered indefinitely reinvested. Income taxes are provided and tax credits are recognized based on tax laws enacted at the dates of the financial statements.
The Company maintains valuation allowances where it is more likely than not that all or a portion of a deferred tax asset will not be realized. Changes in valuation allowances are included in our tax provision in the period of change. In determining whether a valuation allowance is warranted, management evaluates factors such as prior earnings history, expected future earnings, carry back and carry forward periods and tax strategies that could potentially enhance the likelihood of the realization of a deferred tax asset.
Earnings per Share
Basic earnings per share are computed based on the weighted average number of common shares outstanding. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.
Use of Estimates
The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions. These estimates or assumptions affect reported assets, liabilities, revenues and expenses as reflected in the consolidated financial statements. Actual results could differ from these estimates.
Share-Based Compensation
The Company recognizes the fair value of share-based compensation in net income. Compensation expense is recognized on a straight-line basis over the requisite service period, which is generally the vesting period.
Subsequent Events
The Company evaluates subsequent events and the evidence they provide about conditions existing at the date of the balance sheet as well as conditions that arose after the balance sheet date but before the financial statements are issued. The effects of conditions that existed at the date of the balance sheet date are recognized in the financial statements. Events and conditions arising after the balance sheet date but before the financial statements are issued are evaluated to determine if disclosure is required to keep the financial statements from being misleading. To the extent such events and conditions exist, disclosures are made regarding the nature of events and the estimated financial effects for those events and conditions. For purposes of preparing the accompanying consolidated financial statements and the following notes to these financial statements, the Company evaluated subsequent events through the date the financial statements were issued.
Note 2 — Accounting Changes
In June 2009, the Financial Accounting Standards Board (“FASB”) established the FASB Accounting Standards Codification™ (the “Codification”) as the official source of authoritative GAAP (other than guidance issued by the SEC) for all non-governmental entities. The Codification, which changes the referencing of financial standards, supersedes pre-Codification authoritative guidance. The Codification did not change or alter existing GAAP and did not result in a change in accounting practice for the Company upon adoption on September 30, 2009.
In May 2009, the FASB issued guidance regarding subsequent events (events or transactions occurring after the balance sheet date but before financial statements are issued). The Company adopted these requirements on June 30, 2009. The adoption of these requirements did not impact the consolidated financial statements and the required disclosures are included in Note 1.
In March 2008, the FASB issued guidance requiring qualitative disclosures regarding how and why an entity uses derivative instruments as well as disclosures detailing the entity’s accounting for these instruments and related hedged items. Entities are also required to provide tabular disclosures that quantify the effects derivative instruments and hedged items have on financial position, financial performance, and cash flows. The Company adopted the disclosure requirements on March 31, 2009 and there was no impact to the consolidated financial statements as a result of such adoption. The required disclosures are included in Note 10.

In September 2006, the FASB issued new requirements relating to fair value measurements. The guidance defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures relating to fair value measurements. In February 2008, the FASB deferred implementation of fair value measurements, in accordance with the new requirements, for nonfinancial assets and nonfinancial liabilities not measured at fair value on a recurring basis (at least annually) for one year. The Company implemented the fair value measurement requirements for financial assets and liabilities, as well as other assets measured at fair value on a recurring basis, on October 1, 2008. The effect of this adoption did not materially impact the Company’s consolidated financial statements and the required disclosures are included in Note 11. The Company is assessing the impact of adopting the fair value measurement requirements for nonfinancial assets and liabilities measured on a nonrecurring basis, on October 1, 2009. The impact to the consolidated financial statements is not expected to be material.
On October 1, 2007, the Company adopted guidance relating to the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Upon implementing this guidance, the Company recognized a $5,084 increase in its existing liability for uncertain tax positions, with a corresponding decrease to the October 1, 2007 retained earnings balance. The Company also reclassified the total amount of unrecognized tax benefits of $71,782 from a current liability account (Accrued expenses) to a non-current liability account (Deferred Income Taxes and Other) on the Consolidated Balance Sheets, in accordance with the new requirements. If the Company were to recognize the unrecognized tax benefits, the effective tax rate would be favorably impacted. At September 30, 2009, the balance of unrecognized tax benefits was $50,547. The Company does not anticipate any significant changes over the next 12 months to the amount of unrecognized tax benefits. The Company includes interest and penalties associated with unrecognized tax benefits as a component of the Income tax provision on the Consolidated Statements of Income.
The Company conducts business and files tax returns in numerous countries and currently has tax audits in progress in a number of tax jurisdictions. The IRS has completed its audit for the tax years through 2005. For the Company’s other major tax jurisdictions where it conducts business, the Company’s tax years are generally open after 2003.
Adoption of New Accounting Standard
In December 2007, the FASB issued revised business combination rules which increase the use of fair values in financial reporting and change how business acquisitions are accounted for. Certain changes will introduce more volatility into earnings and could impact the company’s acquisition strategy. The revised business combination rules are applicable to BD for any acquisitions for which the acquisition date is on or after October 1, 2009. The new requirements are effective on a prospective basis with limited exception relating to income tax uncertainties.
Note 3 — Acquisitions
Cytopeia
On May 12, 2008, the Company acquired 100% of the outstanding stock of Cytopeia, Inc., a privately-held corporation that develops and markets advanced flow cytometry cell sorting instruments. The acquisition advances the Company’s position in rapidly emerging areas of cell-based research, such as cell therapy research, stem cell research, drug discovery and development, and marine biology. The acquisition was accounted for under the purchase method of accounting and the results of operations of Cytopeia were included in the Biosciences segment’s results as of the acquisition date. Pro forma information was not provided as the acquisition did not have a material effect on the Company’s consolidated results. The purchase price was $42,914 in cash, including transaction costs. Cash assumed as of the valuation date was $1,655. The purchase price was allocated based upon the fair values of the assets and liabilities acquired. The purchase price allocation resulted in a deferred tax asset of $3,832, core and developed technology of $20,000, deferred tax liabilities of $7,904, primarily associated with core and developed technology; and other net assets of $3,713, primarily consisting of accounts receivable and inventory. Core and developed technology will be amortized on a straight-line basis over its estimated useful life of approximately 15 years. The excess of the purchase price over the fair value of the assets acquired of $23,273 was recorded as goodwill. The primary item that generated goodwill is the value of the Company’s access to new technologies and capabilities related to cell therapy research. No portion of this goodwill is expected to be deductible for tax purposes.
TriPath
On December 20, 2006, the Company acquired the outstanding shares (approximately 93.8%) of TriPath Imaging, Inc. (“TriPath”) which it did not previously own. TriPath develops, manufactures, markets and sells innovative solutions to improve the clinical management of cancer, including detection, diagnosis, staging and treatment. The acquisition advances the Company’s position in cancer diagnostics. The acquisition was accounted for under the purchase method of accounting and the results of operations of TriPath were included in the Company’s results as of the acquisition date. Pro forma information was not provided as the acquisition did not have a material effect on the Company’s consolidated results. The purchase price was $361,883 in cash, including transaction costs and other consideration. The purchase price was allocated based upon the fair values of the assets and liabilities acquired. The allocation of the purchase price resulted in deferred tax assets of $75,261 primarily consisting of net operating loss carry-forwards and credits; core and developed technology of $135,097; deferred tax liabilities of $52,662 primarily associated with other intangible assets; and other net assets of $56,736 consisting primarily of cash and trade receivables. Core and developed technology will be amortized on a straight-line basis over its estimated useful life of approximately 15 years. The excess of the purchase price over the fair value of the assets acquired of $32,712 was recorded as goodwill. The primary items that generated goodwill are the value of expanded product opportunities in oncology that are aligned with and complement ongoing research programs at the Company. The goodwill was allocated to the Diagnostics segment and is not deductible for tax purposes. As a result of settling a preacquisition legal contingency in the fourth quarter of 2007, the Company received an upfront cash payment of $7,167. The effects of this payment, as well as other minor purchase accounting adjustments, are reflected in the purchase price allocation detailed above.
In connection with the acquisition, the Company also incurred a non-deductible charge of $114,739 for acquired in-process research and development. This charge, based on fair value, is associated with three projects: molecular Pap test, breast staging, and ovarian cancer tests. These projects had not yet reached technological feasibility and did not have alternative future use at the acquisition date. The portion of the charge allocated to each of these projects was $75,992, $18,764 and $19,983, respectively.
The molecular Pap test uses proprietary molecular biomarkers and reagents that are intended to allow for the primary screening of cervical cancer. The addition of biomarkers is intended to improve sensitivity to allow the clinician to find disease more reliably. In February 2008, the Company ceased activities on the clinical trial for this product. The Company presently anticipates having a molecular Pap test commercially available both in the U.S. and outside the U.S. after fiscal year 2011, assuming successful completion of new clinical trials on a new platform and attainment of approval from FDA.
The ovarian cancer project, using proprietary biomarkers and reagents in a multiplex format, is intended to allow for earlier stage detection of cancer. Information the Company expects to obtain from tests developed in this project is designed to allow clinicians to begin treatment sooner. In addition, the Company signed a development and supply agreement for access to certain biomarkers that will be used in the Company’s product. The Company anticipates having an ovarian monitoring test commercially available in the U.S. after fiscal year 2010, assuming successful completion of clinical trials and attainment of clearance from FDA. Screening tests are expected to be commercially available approximately two years thereafter.
The breast cancer project, using proprietary biomarkers and reagents, is intended to aid in disease discovery in its earliest stages. Tests developed in this program will also be run on the multiplex testing platform discussed above. Since the acquisition, the Company changed the focus in this program from staging assay development to screening assay development. The Company anticipates having a breast assay both in the U.S. and outside the U.S. in fiscal year 2015, assuming successful completion of clinical trials and attainment of approval from FDA.
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
Plasso
On May 4, 2007, the Company acquired all of the outstanding shares of Plasso Technology, Ltd. (“Plasso”), a privately-held company that was developing the next generation of surface-critical research tools utilizing functional coating technology for applications in glycomics and cell culture, for $10,425 in cash including transaction costs. In connection with the acquisition, the Company incurred a non-deductible charge of $7,394 for acquired in-process research and development associated with Plasso’s technology, for which, at the acquisition date, technological feasibility had not been established and no alternative future use existed. Because Plasso was a development stage company that had not commenced its planned principal operations, the transaction was accounted for as an acquisition of assets rather than as a business combination and, therefore, goodwill was not recorded.
Subsequent Event
On November 19, 2009, the Company acquired 100% of the outstanding shares of HandyLab, Inc., a company that develops and manufactures molecular diagnostic assays and automation platforms. The purchase price was $275,000 in cash. HandyLab, Inc. has developed and commercialized a flexible automated platform for performing molecular diagnostics which complements our molecular diagnostics offerings, specifically in the area of healthcare-associated infections. The Company intends for this acquisition to allow further expansion of the BD molecular diagnostic menu. Due to the limited time since the acquisition date, the Company has not yet completed the initial accounting for this business combination. The amounts recognized for major classes of assets acquired and liabilities assumed as of the acquisition date will be provided in the Company’s condensed consolidated financial statements and accompanying notes for the period ending December 31, 2009.
Note 4 — Divestitures
On July 8, 2009, the Company sold certain assets and liabilities related to the elastics and thermometer components of the Home Healthcare product line of the Medical segment for $51,022. The Company recognized a pre-tax gain on sale of $18,145. Concurrent with the sale, the Company exited the remaining portion of the Home Healthcare product line. The results of operations associated with the Home Healthcare product line are reported as discontinued operations for all periods presented in the accompanying Condensed Consolidated Statements of Income and Cash Flows and related disclosures.
On December 11, 2006, the Company sold the blood glucose monitoring (“BGM”) product line for $19,971 and recognized a pre-tax gain on sale of $15,226. During 2007, adjustments of $9,319 were made to reduce sales returns and other accruals related to obligations that remained with the Company upon divestiture of the product line. Additionally, the Company received a payment of $4,675, which represented the resolution of a contingency with a former supplier. Following the sale, the Company’s prior period Consolidated Statements of Income and Cash Flows and related disclosures have been restated to separately present the results of the BGM product line as discontinued operations.

Results of discontinued operations for the years ended September 30 were as follows:

	2009	2008	2007
Revenues	$55,871	$83,555	$109,958

Income from discontinued operations before income taxes	23,563	13,714	67,645
Less income tax provision	5,014	2,585	19,131

Income from discontinued operations, net	$18,549	$11,129	$48,514

Note 5 — Other Intangible Assets
Other intangible assets at September 30 consisted of:

	2009		2008
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Amortized intangible assets
Core and developed technology	$539,674	$229,684	$548,974	$200,443
Patents, trademarks, and other	312,430	218,531	297,321	216,697

	$852,104	$448,215	$846,295	$417,140

Unamortized intangible assets
Trademarks	$2,760		$9,051

Intangible amortization expense was $47,464, $54,217 and $46,607 in 2009, 2008 and 2007, respectively. The estimated aggregate amortization expense for the fiscal years ending September 30, 2010 to 2014 are as follows: 2010 — $47,100; 2011 — $46,600; 2012 — $43,800; 2013 — $42,900; 2014 — $41,900.

Note 6 — Benefit Plans
The Company has defined benefit pension plans covering substantially all of its employees in the United States and certain foreign locations. The Company also provides certain postretirement healthcare and life insurance benefits to qualifying domestic retirees. Postretirement healthcare and life insurance benefit plans in foreign countries are not material. The measurement date used for the Company’s employee benefit plans is September 30.
During 2007, the Company redesigned its U.S. pension plans to provide for a cash benefit formula by offering a one-time, irrevocable election to existing employees to change to this provision and mandating all new employees hired after April 1, 2007 to participate in the new formula. The Company also amended its other postretirement benefits plan to provide that new hires, as of April 1, 2007 or later, will no longer be eligible for company subsidized benefits. These amendments did not have a material impact on the net pension and postretirement cost of the Company in 2007.
Net pension and other postretirement cost for the years ended September 30 included the following components:

	Pension Plans			Other Postretirement Benefits
	2009	2008	2007	2009	2008	2007
Service cost	$55,004	$66,440	$69,869	$3,441	$4,648	$4,386
Interest cost	87,480	81,939	75,728	15,338	14,906	14,608
Expected return on plan assets	(86,819)	(97,218)	(88,527)	—	—	—
Amortization of prior service (credit) cost	(1,099)	(1,066)	348	(463)	(6,232)	(6,233)
Amortization of loss (gain)	17,235	8,256	17,507	(143)	3,962	5,795
Amortization of net asset	(59)	(112)	(92)	—	—	—
Settlements	—	602	—	—	—	—

	$71,742	$58,841	$74,833	$18,173	$17,284	$18,556

Net pension cost attributable to foreign plans included in the preceding table was $24,971, $20,072 and $21,156 in 2009, 2008 and 2007, respectively.

The change in benefit obligation, change in fair value of plan assets, funded status and amounts recognized in the Consolidated Balance Sheets for these plans were as follows:

			Other Postretirement
	Pension Plans		Benefits
	2009	2008	2009	2008
Change in benefit obligation:
Beginning obligation	$1,272,456	$1,394,430	$201,246	$245,971
Service cost	55,004	66,440	3,441	4,648
Interest cost	87,480	81,939	15,338	14,906
Plan amendments	380	—	—	—
Benefits paid	(68,791)	(71,517)	(22,913)	(22,303)
Actuarial loss (gain)	279,414	(181,968)	43,334	(47,605)
Other, includes translation	9,391	(16,868)	9,147	5,629

Benefit obligation at September 30	$1,635,334	$1,272,456	$249,593	$201,246

Change in fair value of plan assets:
Beginning fair value	$1,099,966	$1,296,169	$—	$—
Actual return on plan assets	32,217	(224,777)	—	—
Employer contribution	140,316	114,924	—	—
Benefits paid	(68,791)	(71,517)	—	—
Other, includes translation	5,427	(14,833)	—	—

Plan assets at September 30	$1,209,135	$1,099,966	$—	$—

Funded Status at September 30:
Unfunded benefit obligation	$(426,199)	$(172,490)	$(249,593)	$(201,246)

Amounts recognized in the Consolidated Balance Sheets at September 30:
Other	$4,668	$2,841	$—	$—
Salaries, wages and related items	(4,967)	(5,006)	(19,597)	(19,427)
Long-term Employee Benefit Obligations	(425,900)	(170,325)	(229,996)	(181,819)

Net amount recognized	$(426,199)	$(172,490)	$(249,593)	$(201,246)

Amounts recognized in Accumulated other comprehensive (loss) income before income taxes at September 30:
Net transition asset (obligation)	$745	$951	$(118)	$(243)
Prior service credit (cost)	7,447	9,018	(7)	456
Net actuarial loss	(673,734)	(359,793)	(54,133)	(9,992)

Net amount recognized	$(665,542)	$(349,824)	$(54,258)	$(9,779)

Foreign pension plan assets at fair value included in the preceding table were $375,468 and $303,146 at September 30, 2009 and 2008, respectively. The foreign pension plan projected benefit obligations were $461,321 and $417,344 at September 30, 2009 and 2008, respectively.
The projected benefit obligation and fair value of plan assets for pensions plans with projected benefit obligations in excess of plan assets were $1,473,574 and $1,042,707, respectively as of September 30, 2009 and $1,262,963 and $1,087,632, respectively as of September 30, 2008. The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $1,283,337, $1,092,101 and $885,210, respectively as of September 30, 2009, and $260,253, $227,820 and $135,442, respectively as of September 30, 2008.
The estimated net actuarial loss and prior service credit for pension benefits that will be amortized from Accumulated other comprehensive (loss) income into net pension costs over the next fiscal year are expected to be $(41,833) and $1,065, respectively. The estimated net actuarial loss and prior service cost for other postretirement benefits that will be amortized from Accumulated other comprehensive (loss) income into net other postretirement costs over the next fiscal year are expected to be $(3,405) and $(4), respectively.

The weighted average assumptions used in determining pension plan information were as follows:

	2009	2008	2007
Net Cost
Discount rate:
U.S. plans (A)	8.00%	6.35%	5.95%
Foreign plans	6.03	5.32	4.65

Expected return on plan assets:
U.S. plans	8.00	8.00	8.00
Foreign plans	6.45	6.42	6.42

Rate of compensation increase:
U.S. plans (A)	4.50	4.50	4.50
Foreign plans	3.56	3.45	3.08

Benefit Obligation
Discount rate:
U.S. plans (A)	5.90	8.00	6.35
Foreign plans	5.63	5.98	5.32

Rate of compensation increase:
U.S. plans (A)	4.50	4.50	4.50
Foreign plans	3.35	3.56	3.45

(A)	Also used to determine other postretirement and postemployment benefit plan information.
At September 30, 2009 the assumed healthcare trend rates were 8% pre and post age 65, gradually decreasing to an ultimate rate of 4.5% beginning in 2027. At September 30, 2008 the corresponding assumed healthcare trend rates were 8% pre and post age 65, gradually decreasing to an ultimate rate of 5% beginning in 2015. A one percentage point increase in assumed healthcare cost trend rates in each year would increase the accumulated postretirement benefit obligation as of September 30, 2009 by $11,225 and the aggregate of the service cost and interest cost components of 2009 annual expense by $694. A one percentage point decrease in the assumed healthcare cost trend rates in each year would decrease the accumulated postretirement benefit obligation as of September 30, 2009 by $10,111 and the aggregate of the 2009 service cost and interest cost by $617.
Expected Funding
The Company’s funding policy for its defined benefit pension plans is to contribute amounts sufficient to meet legal funding requirements, plus any additional amounts that may be appropriate considering the funded status of the plans, tax consequences, the cash flow generated by the Company and other factors. While the Company will not be required to fund any of its pension plans in 2010, the Company made a discretionary contribution of $175,000 to its U.S. pension plan in October 2009.

Expected benefit payments are as follows:

		Other
	Pension	Postretirement
	Plans	Benefits
2010	$111,809	$19,597
2011	86,473	19,831
2012	89,994	20,096
2013	99,955	20,407
2014	103,853	20,734
2015-2019	663,144	104,490
Expected receipts of the subsidy under the Medicare Prescription Drug Improvement and Modernization Act of 2003, which are not reflected in the expected other postretirement benefit payments included in the preceding table, are as follows: 2010, $2,467; 2011, $2,580; 2012, $2,678; 2013, $2,759; 2014, $2,810; 2015-2019, $14,319.
The Company’s asset allocations for its defined benefit pension plans at September 30 were as follows:

	2009	2008
Equity securities	49.6%	55.1%
Debt securities	37.7	35.7
Other (primarily cash)	12.7	9.2

	100.0%	100.0%

Investment Strategy
The Company’s investment objective is to achieve superior returns on plan assets, subject to a prudent level of portfolio risk, for the purpose of enhancing the security of benefits for participants. The Company’s investments include a broad range of equity and fixed-income securities. These investments are diversified in terms of domestic and international equity securities, short-term and long-term securities, growth and value styles, as well as small and large capitalization stocks. The Company’s target allocation percentages are as follows: equity securities (58% — 69%); fixed-income securities (31% — 39%); and cash (0% — 3%). Equity securities are held for their expected high return and excess return over inflation. Fixed-income securities are held for diversification relative to equities. The plans may also hold cash to meet liquidity requirements. Due to short-term fluctuations in market conditions, allocation percentages may temporarily deviate from these target allocation percentages before a rebalancing occurs. Investment risks and returns are measured and monitored on an on-going basis through annual liability measurements and quarterly investment portfolio reviews to determine whether the asset allocation targets continue to represent an appropriate balance of expected risk and reward.
The expected rate of return on plan assets is based upon expectations of long-term average rates of return to be achieved by the underlying investment portfolios. In establishing this assumption, the Company considers many factors, including historical assumptions compared with actual results; benchmark data; expected returns on various plan asset classes, as well as current and expected asset allocations.
Postemployment Benefits
The Company utilizes a service-based approach in accounting for most of its postemployment benefits. Under this approach, the cost of benefits are recognized over the eligible employees’ service period. The Company has elected to delay recognition of actuarial gains and losses that result from changes in assumptions.

Postemployment benefit costs for the years ended September 30 included the following components:

	2009	2008	2007
Service cost	$9,944	$11,276	$10,449
Interest cost	5,435	5,643	5,116
Amortization of prior service (credit) cost	(1,697)	159	1,654
Amortization of loss	4,323	6,686	6,895

	$18,005	$23,764	$24,114

The unfunded status of the postemployment benefit plans, which are not funded, was $102,311 and $76,286 at September 30, 2009 and 2008, respectively. The amounts recognized in Accumulated other comprehensive (loss) income before income taxes for the net actuarial loss was $54,487 and $26,014 at September 30, 2009 and 2008, respectively. The estimated net actuarial loss that will be amortized from the Accumulated other comprehensive (loss) income into postemployment benefit cost over the next fiscal year is $6,080.
Savings Incentive Plan
The Company has a voluntary defined contribution plan (“Savings Incentive Plan”) covering eligible employees in the United States. In connection with the redesign of the U.S. pension and postretirement benefit plans, effective July 1, 2007, the Company amended its Savings Incentive Plan increasing the amount of the Company matching contribution for eligible employees to 75% of employees’ contributions, up to a maximum of 4.5% of each employee’s eligible compensation. Prior to that date, the Company matched 50% of employees’ contributions, up to a maximum of 3% of each employee’s salary. The cost of the Savings Incentive Plan was $36,438 in 2009, $31,526 in 2008 and $21,878 in 2007. The Company guarantees employees’ contributions to the fixed income fund of the Savings Incentive Plan, which consists of diversified money market instruments. The amount guaranteed was $200,815 at September 30, 2009.
Note 7 — Income Taxes
The provision for income taxes from continuing operations for the years ended September 30 consisted of:

	2009	2008	2007
Current:
Federal	$161,674	$268,508	$305,086
State and local, including Puerto Rico	10,516	13,651	21,342
Foreign	142,364	148,208	132,951

	314,554	430,367	459,379

Deferred:
Domestic	108,920	12,384	(94,306)
Foreign	2,734	(20,214)	(21,183)

	111,654	(7,830)	(115,489)

	$426,208	$422,537	$343,890

The components of Income From Continuing Operations Before Income Taxes for the years ended September 30 consisted of:

	2009	2008	2007
Domestic, including Puerto Rico	$917,074	$781,267	$537,072
Foreign	722,188	757,137	648,337

	$1,639,262	$1,538,404	$1,185,409

Deferred tax assets and liabilities are netted on the balance sheet by separate tax jurisdictions. At September 30, 2009 and 2008, net current deferred tax assets of $169,505 and $211,188, respectively, were included in Prepaid expenses, deferred taxes and other. Net non-current deferred tax assets of $156,288 and $85,311, respectively, were included in Other. Net current deferred tax liabilities of $3,665 and $2,985, respectively, were included in Current Liabilities - Income taxes. Net non-current deferred tax liabilities of $18,191 and $35,519, respectively, were included in Deferred Income Taxes and Other. Deferred taxes are not provided on undistributed earnings of foreign subsidiaries that are indefinitely reinvested. At September 30, 2009, the cumulative amount of such undistributed earnings indefinitely reinvested outside the United States was $2.6 billion. Determining the tax liability that would arise if these earnings were remitted is not practicable. Deferred taxes are provided for earnings outside the United States when those earnings are not considered indefinitely reinvested.
The following table summarizes the gross amounts of unrecognized tax benefits without regard to reduction in tax liabilities or additions to deferred tax assets and liabilities if such unrecognized tax benefits were settled:

October 1, 2008	$69,698
Increase due to current year tax positions	8,901
Increase due to prior year tax positions	1,872
Decrease due to settlements and lapse of statute of limitations	(29,924)

September 30, 2009	$50,547

The total amount of unrecognized tax benefits, if recognized, would favorably impact the effective tax rate. Included in the above total is approximately $8,908 of interest and penalties, of which approximately $1,312 are reflected in the current year statement of operations. BD does not expect significant changes in the aggregate amount of unrecognized tax benefits that may occur within the next twelve months, other than tax settlements.
The Company conducts business and files tax returns in numerous countries and currently has tax audits in progress in a number of tax jurisdictions. The IRS has completed its audit for the tax years through 2005. For the Company’s other major tax jurisdictions where it conducts business, the Company’s tax years are generally open after 2003.

Deferred income taxes at September 30 consisted of:

	2009		2008
	Assets	Liabilities	Assets	Liabilities
Compensation and benefits	$416,849	$—	$297,933	$—
Property and equipment	—	227,347	—	206,503
Loss and credit carryforwards	153,036	—	175,341	—
Other	241,080	185,047	281,279	189,741

	810,965	412,394	754,553	396,244
Valuation allowance	(94,634)	—	(100,314)	—

	$716,331	$412,394	$654,239	$396,244

Valuation allowances have been established for capital loss carryforwards, state deferred tax assets, net of federal tax, related to net operating losses and credits and other deferred tax assets for which the Company has determined it is more likely than not that these benefits will not be realized. At September 30, 2009, the Company had deferred state tax assets for net state operating losses and credit carryforwards of $45,543 for which a valuation allowance of $29,057 has been established due to the uncertainty of generating sufficient taxable income in the state jurisdictions to utilize the deferred tax assets before they principally expire between 2010 and 2014. In 2007, a previously established valuation allowance of approximately $19,700 related to state tax credit carryforwards was reversed and included in the state and local income tax line item in the following rate reconciliation table. The Company also has federal and state capital loss carryforward deferred tax assets of $45,530 for which a full valuation allowance has been established due to the uncertainty of recognizing the benefit from these losses before they principally expire in 2010.
A reconciliation of the federal statutory tax rate to the Company’s effective tax rate was as follows:

	2009	2008	2007
Federal statutory tax rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal tax benefit	0.6	1.4	0.2
Effect of foreign and Puerto Rico earnings and foreign tax credits	(7.2)	(8.1)	(9.2)
Effect of Research Credits and Domestic Production Activities,	(2.6)	(0.8)	(0.5)
Acquired in-process research and development	—	—	3.6
Other, net	0.2	—	(0.1)

	26.0%	27.5%	29.0%
The approximate dollar and diluted earnings per share amounts of tax reductions related to tax holidays in various countries in which the Company does business were: 2009 — $92,600 and $0.38; 2008 — $82,400 and $0.33; and 2007 — $77,600 and $0.30. The tax holidays expire at various dates through 2023.
The Company made income tax payments, net of refunds, of $368,724 in 2009, $330,709 in 2008 and $345,049 in 2007.

Note 8 — Supplemental Financial Information
Other (Expense) Income, Net
Other (expense) income, net in 2009 was $(3,850), which primarily included foreign exchange losses (inclusive of hedging costs) of $(14,973), partially offset by equity investment income of $4,542 and income from license and other agreements of $6,387.
Other (expense) income, net in 2008 was $(1,484), which primarily included foreign exchange losses (inclusive of hedging costs) of $(10,303), partially offset by equity investment income of $4,642 and income from license and other agreements of $3,386.
Other (expense) income, net in 2007 was $944, which primarily included income from license and other agreements of $6,128, partially offset by net write downs of certain investments of $(5,538) and foreign exchange losses (inclusive of hedging costs) of $(4,191).
Trade Receivables, Net
Allowances for doubtful accounts and cash discounts netted against trade receivables were $48,509 and $35,614 at September 30, 2009 and 2008, respectively.
Inventories
Inventories at September 30 consisted of:

	2009	2008
Materials	$171,449	$162,726
Work in process	223,094	203,926
Finished products	762,219	713,774

	$1,156,762	$1,080,426

Property, Plant and Equipment, Net
Property, Plant and Equipment, Net at September 30 consisted of:

	2009	2008
Land	$95,818	$93,339
Buildings	1,984,852	1,803,620
Machinery, equipment and fixtures	4,078,768	3,822,785
Leasehold improvements	81,891	78,251

	6,241,329	5,797,995
Less accumulated depreciation and amortization	3,274,700	3,053,521

	$2,966,629	$2,744,474

Note 9 — Debt
Short-term debt at September 30 consisted of:

	2009	2008
Loans Payable
Domestic	$200,000	$200,000
Foreign	2,880	992
Current portion of long-term debt	200,085	320

	$402,965	$201,312

Domestic loans payable consist of commercial paper. Foreign loans payable consist of short-term borrowings from financial institutions. The weighted average interest rates for Short-term debt were 3.68% and 2.3% at September 30, 2009 and 2008, respectively. The Company has available a $1 billion syndicated credit facility with an expiration date in December 2012. This credit facility provides backup support for the commercial paper program and can also be used for other general corporate purposes. It includes a restrictive covenant that requires a minimum interest coverage ratio, with which the Company was in compliance at September 30, 2009. There were no borrowings outstanding under the facility at September 30, 2009. In addition, the Company had short-term foreign lines of credit pursuant to informal arrangements of approximately $183,215 at September 30, 2009, almost all of which was unused.
In May 2009, the Company issued $500,000 of 10-year 5.00% notes and $250,000 of 30-year 6.00% notes. The net proceeds from these issuances were used for the repayment of $200,000 in 7.15% notes, due October 1, 2009. The proceeds will also be used for general corporate purposes. A swap agreement with a notional amount of $200,000 that was used to convert the payments on the 7.15% notes from the fixed rate to a floating rate also matured on the same date as the loan.
Long-Term Debt at September 30 consisted of:

	2009	2008
Domestic notes due through 2013 (average year-end interest rate: 2.1% - 2009; 2.4% - 2008)	$8,079	$8,130
7.15% Notes due October 1, 2009	—	205,372
4.55% Notes due April 15, 2013	201,128	198,940
4.90% Notes due April 15, 2018	205,232	205,734
5.00% Notes due May 15, 2019	493,678	—
6.00% Notes due May 15, 2039	245,293	—
7.00% Debentures due August 1, 2027	168,000	168,000
6.70% Debentures due August 1, 2028	167,050	167,050

	$1,488,460	$953,226

Long-term debt balances as of September 30, 2009 and 2008 have been impacted by certain interest rate swaps that have been designated as fair value hedges, as discussed in Note 10.
The aggregate annual maturities of long-term debt during the fiscal years ending September 30, 2011 to 2014 are as follows: 2011 — $30; 2012 — $31; 2013 — $209,146; 2014 — $0.
The Company capitalizes interest costs as a component of the cost of construction in progress. A summary of interest costs for the years ended September 30 were as follows:

	2009	2008	2007
Charged to operations	$40,389	$36,343	$46,420
Capitalized	29,360	29,862	27,528

	$69,749	$66,205	$73,948

Interest paid, net of amounts capitalized, was $25,544 in 2009, $36,222 in 2008 and $50,730 in 2007.

Note 10 — Derivative Instruments and Hedging Activities
The Company adopted new disclosure requirements, relating to derivative instruments and hedging activities on March 31, 2009. These new provisions require qualitative disclosures regarding how and why an entity uses derivative instruments as well as how these instruments and related hedged items are accounted for under hedge accounting rules. Entities are also required to provide tabular disclosures that quantify the effects derivative instruments and hedged items have on financial position, financial performance, and cash flows.
Foreign Currency Risks and Related Strategies
The Company has foreign currency exposures throughout Europe, Asia Pacific, Canada, Japan and Latin America. The Company partially hedges forecasted export sales denominated in foreign currencies using forward and option contracts, generally with one-year terms. The Company’s hedging program has been designed to mitigate exposures resulting from movements of the U.S. dollar, from the beginning of a reporting period, against other foreign currencies. The Company’s strategy is to offset the changes in the present value of future foreign currency revenue resulting from these movements with either gains or losses in the fair value of foreign currency derivative contracts. The Company’s option contracts expired in fiscal year 2008 and only forward contracts have been utilized to hedge forecasted sales for fiscal years 2009 and 2010.
The Company designates forward contracts utilized to hedge these certain forecasted sales denominated in foreign currencies as cash flow hedges. Changes in the effective portion of the fair value of the Company’s forward contracts that are designated and qualify as cash flow hedges (i.e., hedging the exposure to variability in expected future cash flows that is attributable to a particular risk) are included in Other comprehensive income (loss) until the hedged transactions are reclassified in earnings. These changes result from the maturity of derivative instruments as well as the commencement of new derivative instruments. The changes also reflect movements in the period-end foreign exchange rates against the spot rates at the time the Company enters into any given derivative instrument contract. Once the hedged revenue transaction occurs, the gain or loss on the contract is recognized from Accumulated other comprehensive income (loss) to “Revenues”. The Company records the premium or discount of the forward contracts, which is included in the assessment of hedge effectiveness, to Revenues.
At September 30, 2009, the Company expects to reclassify $43,624, net of tax, of net losses on foreign currency exchange instruments from Accumulated other comprehensive income (loss) to revenues during the next 12 months due to actual and forecasted export sales. In the event the revenue transactions underlying a derivative instrument are no longer probable of occurring, accounting for the instrument under hedge accounting must be discontinued. Gains and losses previously recognized in other comprehensive income (loss) must be reclassified into Other (expense) income. If only a portion of the revenue transaction underlying a derivative instrument is no longer probable of occurring, only the portion of the derivative relating to those revenues would no longer be eligible for hedge accounting.
Transactional currency exposures that arise from entering into transactions, generally on an intercompany basis, in non-hyperinflationary countries that are denominated in currencies other than the functional currency are mitigated primarily through the use of forward contracts and currency options. Hedges of the transactional foreign exchange exposures resulting primarily from intercompany payables and receivables are undesignated hedges. As such, the gains or losses on these instruments are recognized immediately in income. The offset of these gains or losses against the gains and losses on the underlying hedged items, as well as the hedging costs associated with the derivative instruments, are recognized in Other (expense) income
The total notional amount of the Company’s outstanding foreign exchange contracts as of September 30, 2009 was $2,601,109.

Interest Rate Risks and Related Strategies
The Company’s primary interest rate exposure results from changes in short-term U.S. dollar interest rates. The Company’s policy is to manage interest cost using a mix of fixed and variable rate debt. The Company periodically utilizes interest rate swaps to manage such exposures. Under these interest rate swaps, the Company exchanges, at specified intervals, the difference between fixed and floating interest amounts calculated by reference to an agreed-upon notional principal amount. These swaps are designated as either fair value or cash flow hedges.
For interest rate swaps designated as fair value hedges (i.e., hedges against the exposure to changes in the fair value of an asset or a liability or an identified portion thereof that is attributable to a particular risk), changes in the fair value of the interest rate swaps offset changes in the fair value of the fixed rate debt due to changes in market interest rates.
Changes in the fair value of the interest rate swaps designated as cash flow hedges (i.e., hedging the exposure to variability in expected future cash flows that is attributable to a particular risk) are offset by amounts recorded in other comprehensive income (loss). If interest rate derivatives designated as cash flow hedges are terminated, the balance in accumulated other comprehensive income (loss) attributable to those derivatives is reclassified into earnings over the remaining life of the hedged debt. The amounts, related to terminated interest rate swaps, expected to be reclassified and recorded in Interest expense within the next 12 months is $1,238, net of tax.
As of September 30, 2009, the total notional amount of the Company’s outstanding interest rate swaps designated as fair value hedges was $400,000. This amount includes the fixed-to-floating rate swap agreement with a notional amount of $200,000 that matured with the Company’s repayment of $200,000 in 7.15% notes, due October 1, 2009. The amount also includes a interest rate swap with a notional amount of $200,000 that was entered into to convert the interest payments on $200,000 in 4.55% notes, due April 15, 2013, from the fixed rate to a floating interest rate based on LIBOR. The Company had no outstanding interest rate swaps designated as cash flow hedges as of September 30, 2009.
Commodity Price Risks and Related Strategies
The Company also manages risks associated with certain forecasted commodity purchases by using forward contracts. The Company has entered into a commodity forward contract on ethane to manage the price risk associated with forecasted purchases of polyethylene used in the Company’s manufacturing process. The contract is designated as a cash flow hedge and once hedged commodity purchases occur, the gain or loss on the contract is recognized from Accumulated other comprehensive income (loss) to “Cost of products sold.”
At September 30, 2009, the expected reclassification of net losses on the ethane forward contract from Accumulated other comprehensive income to Cost of products sold during the next 12 months is $22, net of tax. As of September 30, 2009, the notional amount of the Company’s commodity contract was 206,000 gallons of ethane.
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

Effects on Consolidated Balance Sheets
The location and amounts of derivative instrument fair values in the consolidated balance sheet are segregated below between designated, qualifying hedging instruments and ones that are not designated under for hedge accounting.

	September 30,	September 30,
	2009	2008
	Fair Value	Fair Value
Asset derivatives-designated for hedge accounting
Forward exchange contracts	$618	$61,906
Interest rate swap	1,971	5,372

Total asset derivatives-designated for hedge accounting	$2,589	$67,278

Asset derivatives-undesignated for hedge accounting
Forward exchange contracts	$12,575	$16,431

Total asset derivatives (A)	$15,164	$83,709

Liability derivatives-designated for hedge accounting
Forward exchange contracts	$70,980	$961
Commodity forward contracts	6	—

Total liability derivatives-designated for hedge accounting	$70,986	$961

Liability derivatives-undesignated for hedge accounting
Forward exchange contracts	$18,490	$28,686

Total liability derivatives (B)	$89,476	$29,647

(A)	All asset derivatives are included in Prepaid expenses, deferred taxes and other.

(B)	All liability derivatives are included in Payables and accrued expenses.
Effects on Consolidated Statements of Income
Cash flow hedges
The location and amount of gains and losses on designated derivative instruments recognized in the consolidated statement of income for the years ended September 30, consisted of:

				Location of Gain
				(Loss)
Derivatives Accounted for	Gain (Loss) Recognized in OCI on			Reclassified from	Gain (Loss) Reclassified from
as Designated Cash Flow	Derivatives, Net of Tax			Accumulated OCI	Accumulated OCI into Income
Hedging Relationships	2009	2008	2007	into Income	2009	2008	2007
Forward exchange contracts	$(81,410)	$37,786	$—	Revenues	$104,858	$—	$—
Currency options	—	4,994	(3,472)	Revenues	—	(10,860)	(8,225)
Interest rate swaps	(641)	1,091	876	Interest expense	(1,846)	(1,760)	(1,756)
Commodity forward contracts	(22)	—	—	Cost of products sold	(231)	—	—

Total	$(82,073)	$43,871	$(2,596)		$102,781	$(12,620)	$(9,981)

The Company’s designated derivative instruments are perfectly effective. As such, there were no gains or losses, related to hedge ineffectiveness or amounts excluded from hedge effectiveness testing, recognized immediately in income for the years ended September 30, 2009, 2008 and 2007.

Fair value hedge
The location and amount of gains or losses on the hedged fixed rate debt attributable to changes in the market interest rates and the offsetting gain (loss) on the related interest rate swap for the years ended September 30 were as follows:

	Gain/(Loss) on Swap			Gain/(Loss) on Borrowings
Income Statement Classification	2009	2008	2007	2009	2008	2007
Other (expense) income (A)	$(3,402)	$(542)	$(230)	$3,402	$542	$230

(A)	Changes in the fair value of the interest rate swap offset changes in the fair value of the fixed rate debt due to changes in market interest rates. There was no hedge ineffectiveness relating to this interest rate swap.
Undesignated hedges

The location and amount of gains and losses recognized in income on derivatives not designated for hedge accounting for the years ended September 30 were as follows:

	Location of Gain (Loss)	Amount of Gain (Loss) Recognized in Income on
Derivatives Not Designated as	Recognized in Income on	Derivative
For Hedge Accounting	Derivatives	2009	2008	2007
Forward exchange contracts (B)	Other (expense) income	$138	$10,835	$3,236

(B)	The gains and losses on forward contracts and currency options utilized to hedge the intercompany transactional foreign exchange exposures are largely offset by gains and losses on the underlying hedged items in Other (expense) income.

Note 11 — Financial Instruments and Fair Value Measurements
The Company adopted issued fair value measurement requirements for financial assets and liabilities on October 1, 2008. These provisions define fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value measurement provisions require the categorization of assets and liabilities carried at fair value within a three-level hierarchy based upon inputs used in measuring fair value.
The fair values of financial instruments, including those not recognized on the statement of financial position at fair value, carried at September 30, 2009 are classified in accordance with the fair value hierarchy in the table below:

		Basis of Fair Value Measurement
		Quoted Prices in	Significant
		Active Markets	Other	Significant
	Carrying	for Identical	Observable	Unobservable
	Value	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)
Assets
Cash and equivalents	$617,220	$617,220	$—	$—
Forward exchange contracts	13,193	—	13,193	—
Interest rate swap	1,971	—	1,971	—

Total Assets	$632,384	$617,220	$15,164	$—

Liabilities
Forward exchange contracts	$89,470	$—	$89,470	$—
Commodity forward contracts	6	—	6	—
Long-term debt	1,488,460	—	1,610,314	—

Total Liabilities	$1,577,936	$—	$1,699,790	$—

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
Concentration of Credit Risk
The Company maintains cash deposits in excess of government-provided insurance limits. Such cash deposits are exposed to loss in the event of nonperformance by financial institutions.   Substantially all of the Company’s trade receivables are due from public and private entities involved in the healthcare industry. Due to the large size and diversity of the Company’s customer base, concentrations of credit risk with respect to trade receivables are limited. The Company does not normally require collateral. The Company is exposed to credit loss in the event of nonperformance by financial institutions with which it conducts business. However, this loss is limited to the amounts, if any, by which the obligations of the counterparty to the financial instrument contract exceed the obligations of the Company. The Company also minimizes exposure to credit risk by dealing with a diversified group of major financial institutions.

Accounts receivable balances at September 30, 2009 include sales to government-owned or supported healthcare facilities in Greece of approximately $45,072, net of reserves. These sales are subject to significant payment delays due to government funding and reimbursement practices. The Company understands that this is an industry-wide issue for suppliers to these facilities. If significant changes occur in the availability of government funding, the Company may not be able to collect on amounts due from these customers. This concentration of credit risk would not have a material adverse impact on the Company’s financial position or liquidity.
Note 12 — Shareholders’ Equity
Changes in certain components of shareholders’ equity were as follows:

	Common	Capital in
	Stock Issued	Excess of	Retained	Deferred	Treasury Stock
	at Par Value	Par Value	Earnings	Compensation	Shares	Amount

Balance at September 30, 2006	$332,662	$873,535	$5,345,697	$11,134	(87,194,060)	$(2,698,016)
Net income			890,033
Cash dividends:
Common ($.98 per share)			(239,943)
Common stock issued for:
Share-based compensation plans, net		143,420			4,380,724	43,213
Business acquisitions		707			10,812	105
Share-based compensation		107,706
Common stock held in trusts, net				1,071	(70,542)	(1,071)
Repurchase of common stock					(5,952,000)	(450,124)

Balance at September 30, 2007	$332,662	$1,125,368	$5,995,787	$12,205	(88,825,066)	$(3,105,893)
Net income			1,126,996
Cash dividends:
Common ($1.14 per share)			(279,110)
Common stock issued for:
Share-based compensation plans, net		132,372			4,649,160	25,866
Business acquisitions		1,206			16,327	118
Share-based compensation		100,585
Common stock held in trusts, net				2,489	(169,307)	(2,489)
Repurchase of common stock					(5,255,900)	(450,000)
Cumulative effect for accounting change (see Note 2)			(5,084)

Balance at September 30, 2008	$332,662	$1,359,531	$6,838,589	$14,694	(89,584,786)	$(3,532,398)
Net income			1,231,603
Cash dividends:
Common ($1.32 per share)			(317,361)
Common stock issued for:
Share-based compensation plans, net		38,919			2,283,887	11,608
Business acquisitions		1,330			24,110	309
Share-based compensation		86,519
Common stock held in trusts, net				3,212	(91,681)	(3,212)
Repurchase of common stock					(8,211,500)	(550,006)
Other changes		(625)

Balance at September 30, 2009	$332,662	$1,485,674	$7,752,831	$17,906	(95,579,970)	$(4,073,699)

Common stock held in trusts represents rabbi trusts in connection with deferred compensation under the Company’s employee salary and bonus deferral plan and directors’ deferral plan.

Note 13 — Accumulated Other Comprehensive (Loss) Income
The components of Accumulated other comprehensive (loss) income were as follows:

	2009	2008
Foreign currency translation adjustments	$186,447	$157,089

Benefit plans adjustment	(503,935)	(261,457)

Unrealized loss on investments	(581)	(622)

Unrealized (losses) gains on cash flow hedges (A)	(54,593)	27,480

	$(372,662)	$(77,510)

(A)	The unrealized losses on cash flows at September 30, 2007 were $16,391.
The income tax provision (benefit) recorded in fiscal years 2009, 2008 and 2007 for the unrealized (loss) gain on investments was $25, $(25) and $(6,524), respectively. The income tax (benefit) provision recorded in fiscal years 2009, 2008 and 2007 for cash flow hedges was $(50,302), $26,889 and $(1,247), respectively. The income tax benefit recorded in fiscal years 2009 and 2008 for defined benefit pension, postretirement plans and postemployment plans was $146,554 and $3,439, respectively. The income tax provision recorded in fiscal year 2007 for the minimum pension liability adjustment was $2,050. Income taxes are generally not provided for translation adjustments.
The unrealized (losses) gains on cash flow hedges included in other comprehensive (loss) income for 2009, 2008 and 2007 are net of reclassification adjustments of $65,012, $(6,733), and $(5,099), net of tax, respectively, for realized net hedge gains (losses) recorded to revenues. These amounts had been included in Accumulated other comprehensive (loss) income in prior periods. The tax provision (benefit) associated with these reclassification adjustments in 2009, 2008 and 2007 was $39,846, $(4,127) and $(3,126), respectively.
Note 14 — Commitments and Contingencies
Commitments
Rental expense for all operating leases amounted to $66,600 in 2009, $70,300 in 2008, and $68,100 in 2007. Future minimum rental commitments on noncancelable leases are as follows: 2010 - $49,800; 2011 — $40,000; 2012 — $29,300; 2013 — $22,500; 2014 — $17,400 and an aggregate of $22,900 thereafter.
As of September 30, 2009, the Company has certain future purchase commitments aggregating to approximately $456,393, which will be expended over the next several years.
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
On April 27, 2009, the Company entered into a settlement agreement with the direct purchaser plaintiffs in these actions. Under the terms of the settlement agreement, which is subject to preliminary and final approval by the court following notice to potential class members, the Company will pay $45,000 into a settlement fund in exchange for a release by all potential class members of the direct purchaser claims related to the products and acts enumerated in the Complaint, as well as a dismissal of the case with prejudice. The release would not cover potential class members that affirmatively opt out of the settlement. No settlement has been reached to date with the indirect purchaser plaintiffs in these cases, which will continue to the extent these cases relate to their claims. On May 7, 2009, certain indirect purchaser plaintiffs in the litigation, who are not parties to the settlement, filed a motion with the court seeking to enjoin the consummation of the settlement agreement on the grounds that, among other things, the court had not yet ruled on the issue of which plaintiffs have direct purchaser standing. The Court has scheduled a hearing on the indirect plaintiffs’ motions regarding direct purchaser standing and the proposed injunction of the settlement for February of 2010.
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

Becton Dickinson and Company (Civil Action No.2:08-cv-141, U.S. District Court, Eastern District of Texas). RTI alleges that the BD IntegraTM syringes infringe another patent licensed exclusively to RTI. RTI seeks money damages and injunctive relief. On August 29, 2008, the court ordered the consolidation of these two cases. On November 9, 2009, at a trial of these consolidated cases, the jury rendered a verdict in favor of RTI on all but one of its infringement claims, but did not find any willful infringement, and awarded RTI $5,000 in damages. The Company plans to appeal the jury verdict.
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
In South Carolina, a suit has been filed on behalf of an unspecified number of healthcare workers seeking class action certification in state court under the caption Bales vs. Becton Dickinson et. al. (Case No. 98-CP-40- 4343, Richland County Court of Common Pleas), filed on November 25, 1998. There is no current activity in this case. The Company continues to oppose class action certification in this case, including pursuing all appropriate rights of appeal.
The Company, along with a number of other manufacturers, was named as a defendant in approximately 524 product liability lawsuits in various state and Federal courts related to natural rubber latex gloves which the Company ceased manufacturing in 1995. Cases pending in Federal court are being coordinated under the matter In re Latex Gloves Products Liability Litigation (MDL Docket No. 1148) in Philadelphia, and analogous procedures have been implemented in the state courts of California, Pennsylvania, New Jersey and New York. Generally, these actions allege that medical personnel have suffered allergic reactions ranging from skin irritation to anaphylaxis as a result of exposure to medical gloves containing natural rubber latex. Since the inception of this litigation, all but 11 of these cases have either been closed with no liability to the Company or been settled for amounts that, in the aggregate, are immaterial.
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

On October 19, 2009, Gen-Probe Incorporated (“Gen-Probe”) filed a patent infringement action against BD in the United States District Court for the Southern District of California. The complaint alleges that certain specimen collection products of BD infringe eight U.S. patents of Gen-Probe. Gen-Probe is seeking monetary damages and injunctive relief.
On September 19, 2007, the Company was served with a qui tam complaint filed by a private party against the Company in the United States District Court, Northern District of Texas, alleging violations of the Federal False Claims Act (“FCA”) and the Texas False Claims Act (the “TFCA”) (U.S. ex rel Fitzgerald v. BD et al. (Civil Action No. 3:03-CV-1589, U.S. District Court, Northern District of Texas). The suit alleges that a group purchasing organization’s practices with its suppliers, including the Company, inflated the costs of healthcare reimbursement. Under the FCA, the United States Department of Justice, Civil Division has a certain period of time in which to decide whether to join the claim against the Company as an additional plaintiff; to date, it has not done so. A similar process is followed under the TFCA: to date, the State of Texas has not availed itself of that process. In September 2008, the Court dismissed certain of the plaintiff’s claims, but denied the Company’s motion to dismiss with respect to other claims.
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
Note 15 — Share-Based Compensation
The Company grants share-based awards under the 2004 Employee and Director Equity-Based Compensation Plan (“2004 Plan”), which provides long-term incentive compensation to employees and directors consisting of: stock appreciation rights (“SARs”), stock options, performance-based restricted stock units, time-vested restricted stock units and other stock awards.

The amounts and location of compensation cost relating to share-based payments included in consolidated statements of income is as follows:

	2009	2008	2007
Cost of products sold	$16,846	$19,338	$19,163
Selling and administrative expense	58,920	68,677	76,407
Research and development expense	10,808	12,570	12,136

	$86,574	$100,585	$107,706

The associated income tax benefit recognized was $31,307, $36,236 and $37,179, respectively. Share-based compensation attributable to discontinued operations was not material.
Stock Appreciation Rights
SARs represent the right to receive, upon exercise, shares of common stock having a value equal to the difference between the market price of common stock on the date of exercise and the exercise price on the date of grant. SARs vest over a four-year period and have a ten-year term. The fair value was estimated on the date of grant using a lattice-based binomial option valuation model that uses the following weighted-average assumptions in 2009, 2008 and 2007: risk-free interest rate of 2.73%, 3.83% and 4.56%, respectively; expected volatility of 28%, 27% and 28%, respectively; expected dividend yield of 2.11%, 1.35% and 1.37%, respectively, and expected life of 6.5 years for all years. Expected volatility is based upon historical volatility for the Company’s common stock and other factors. The expected life of SARs granted is derived from the output of the lattice-based model, using assumed exercise rates based on historical exercise and termination patterns, and represents the period of time that SARs granted are expected to be outstanding. The risk-free interest rate used is based upon the published U.S. Treasury yield curve in effect at the time of grant for instruments with a similar life. The dividend yield is based upon the most recently declared quarterly dividend as of the grant date. The weighted average grant date fair value of SARs granted during 2009, 2008 and 2007 was $16.11 and $24.92 and $22.66, respectively. The total intrinsic value of SARs exercised during 2009, 2008, and 2007 was $406, $2,122, and $321, respectively. The Company issued 3,979 shares during 2009 to satisfy the SARs exercised. The actual tax benefit realized for tax deductions from SAR exercises totaled $154, $808 and $103, respectively. The total fair value of SARs vested during 2009, 2008 and 2007 was $24,888, $16,429 and $9,073, respectively.
A summary of SARs outstanding as of September 30, 2009, and changes during the year then ended is as follows:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual Term	Intrinsic
	SARs	Exercise Price	(Years)	Value
Balance at October 1	4,343,176	$71.43
Granted	2,020,806	62.50
Exercised	(40,563)	59.22
Forfeited, canceled or expired	(145,865)	71.02

Balance at September 30	6,177,554	$68.60	7.77	$29,659

Vested and expected to vest at September 30	5,785,125	$68.55	7.73	$27,888

Exercisable at September 30	2,253,268	$67.52	6.85	$11,945

Stock options
The Company has not granted stock options since 2005. All outstanding stock option grants are fully vested and have a ten-year term.
A summary of stock options outstanding as of September 30, 2009, and changes during the year then ended is as follows:

			Weighted Average
		Weighted	Remaining	Aggregate
	Stock	Average	Contractual Term	Intrinsic
	Options	Exercise Price	(Years)	Value
Balance at October 1	10,253,989	$36.51
Granted	—	—
Exercised	(1,552,524)	34.15
Forfeited, canceled or expired	(72,027)	35.46

Balance at September 30	8,629,438	$36.94	3.30	$283,102

Vested and expected to vest at September 30	8,629,438	$36.94	3.30	$283,102

Exercisable at September 30	8,629,438	$36.94	3.30	$283,102

Cash received from the exercising of stock options in 2009, 2008 and 2007 was $53,019, $122,977 and $134,133, respectively. The actual tax benefit realized for tax deductions from stock option exercises totaled $16,931, $62,230 and $59,388, respectively. The total intrinsic value of stock options exercised during the years 2009, 2008 and 2007 was $53,630, $191,627 and $187,537, respectively. The total fair value of stock options vested during 2009, 2008 and 2007 was $6,083, $18,951 and $32,195, respectively.
Performance-Based Restricted Stock Units
Performance-based restricted stock units cliff vest three years after the date of grant. These units are tied to the Company’s performance against pre-established targets, including its average growth rate of consolidated revenues and average return on invested capital, over a three-year performance period. Under the Company’s long-term incentive program, the actual payout under these awards may vary from zero to 250% of an employee’s target payout, based on the Company’s actual performance over the three-year performance period. The fair value is based on the market price of the Company’s stock on the date of grant. Compensation cost initially recognized assumes that the target payout level will be achieved and is adjusted for subsequent changes in the expected outcome of performance-related conditions.
A summary of performance-based restricted stock units outstanding as of September 30, 2009, and changes during the year then ended is as follows:

		Weighted
	Stock	Average Grant
	Units	Date Fair Value
Balance at October 1	3,167,295	$69.98
Granted	1,271,398	62.50
Distributed	(421,914)	57.49
Forfeited or canceled	(917,911)	60.55

Balance at September 30 (A)	3,098,868	$71.40

Expected to vest at September 30 (B)	982,690	$70.86

(A)	Balance includes 2009, 2008 and 2007 awards based upon 200%, 200% and 250% of the target payout, respectively.

(B)	Net of expected forfeited units and units in excess of the expected performance payout of 204,635 and 1,911,543, respectively.

The weighted average grant date fair value of performance-based restricted stock units granted during the years 2008 and 2007 was $84.33 and $71.72, respectively. The total fair value of performance-based restricted stock units vested during 2009, 2008 and 2007 was $33,712, $49,387 and $9,181, respectively. At September 30, 2009, the weighted average remaining vesting term of performance-based restricted stock units is 1.28 years.
Time-Vested Restricted Stock Units
Time-vested restricted stock units generally cliff vest three years after the date of grant, except for certain key executives of the Company, including the executive officers, for which such units generally vest one year following the employee’s retirement. The related share-based compensation expense is recorded over the requisite service period, which is the vesting period or in the case of certain key executives is based on retirement eligibility. The fair value of all time-vested restricted stock units is based on the market value of the Company’s stock on the date of grant.
A summary of time-vested restricted stock units outstanding as of September 30, 2009, and changes during the year then ended is as follows:

		Weighted
	Stock	Average Grant
	Units	Date Fair Value
Balance at October 1	1,570,329	$69.35
Granted	618,679	62.96
Distributed	(316,839)	60.32
Forfeited or canceled	(165,211)	62.58

Balance at September 30	1,706,958	$69.36

Expected to vest at September 30	1,536,262	$69.36

The weighted average grant date fair value of time-vested restricted stock units granted during the years 2008 and 2007 was $84.42 and $72.20, respectively. The total fair value of time-vested restricted stock units vested during 2009, 2008 and 2007 was $29,535, $26,674 and $3,392, respectively. At September 30, 2009, the weighted average remaining vesting term of the time-vested restricted stock units is 1.71 years.
The amount of unrecognized compensation expense for all non-vested share-based awards as of September 30, 2009, is approximately $97,034, which is expected to be recognized over a weighted-average remaining life of approximately 2.02 years. At September 30, 2009, 4,295,402 shares were authorized for future grants under the 2004 Plan.
The Company has a policy of satisfying share-based payments through either open market purchases or shares held in treasury. At September 30, 2009, the Company has sufficient shares held in treasury to satisfy these payments in 2010.
Other Stock Plans
The Company has a Stock Award Plan, which allows for grants of common shares to certain key employees. Distribution of 25% or more of each award is deferred until after retirement or involuntary termination, upon which the deferred portion of the award is distributable in five equal annual installments. The balance of the award is distributable over five years from the grant date, subject to certain conditions. In February 2004, this plan was terminated with respect to future grants upon the adoption of the 2004 Plan. At September 30, 2009 and 2008, awards for 114,197 and 161,145 shares, respectively, were outstanding.
The Company has a Restricted Stock Plan for Non-Employee Directors which reserves for issuance of 300,000 shares of the Company’s common stock. No restricted shares were issued in 2009.
The Company has a Directors’ Deferral Plan, which provides a means to defer director compensation, from time to time, on a deferred stock or cash basis. As of September 30, 2009, 86,643 shares were held in trust, of which 4,356 shares represented Directors’ compensation in 2009, in accordance with the provisions of the plan. Under this plan, which is unfunded, directors have an unsecured contractual commitment from the Company.
The Company also has a Deferred Compensation Plan that allows certain highly-compensated employees, including executive officers, to defer salary, annual incentive awards and certain equity-based compensation. As of September 30, 2009, 557,235 shares were issuable under this plan.
Note 16 — Earnings per Share
The weighted average common shares used in the computations of basic and diluted earnings per share (shares in thousands) for the years ended September 30 were as follows:

	2009	2008	2007
Average common shares outstanding	240,479	244,323	244,929

Dilutive share equivalents from share-based plans	6,319	8,358	9,881

Average common and common equivalent shares outstanding — assuming dilution	246,798	252,681	254,810

Note 17 — Segment Data
The Company’s organizational structure is based upon its three principal business segments: BD Medical (“Medical”), BD Diagnostics (“Diagnostics”) and BD Biosciences (“Biosciences”).
The principal product lines in the Medical segment include needles, syringes and intravenous catheters for medication delivery; safety-engineered and auto-disable devices; prefilled IV flush syringes; syringes and pen needles for the self-injection of insulin and other drugs used in the treatment of diabetes; prefillable drug delivery devices provided to pharmaceutical companies and sold to end-users as drug/device combinations; surgical blades/scalpels and regional anesthesia needles and trays; critical care monitoring devices; ophthalmic surgical instruments; and sharps disposal containers. The principal products and services in the Diagnostics segment include integrated systems for specimen collection; an extensive line of safety-engineered specimen blood collection products and systems; plated media; automated blood culturing systems; molecular testing systems for sexually transmitted diseases and healthcare-associated infections; microorganism identification and drug susceptibility systems; liquid-based cytology systems for cervical cancer screening; and rapid diagnostic assays. The principal product lines in the Biosciences segment include fluorescence activated cell sorters and analyzers; cell imaging systems; monoclonal antibodies and kits for performing cell analysis; reagent systems for life sciences research; tools to aid in drug discovery and growth of tissue and cells; cell culture media supplements for biopharmaceutical manufacturing; and diagnostic assays.
The Company evaluates performance of its business segments based upon operating income. Segment operating income represents revenues reduced by product costs and operating expenses. The Company hedges against certain forecasted sales of U.S.-produced products sold outside the United States. Gains and losses associated with these foreign currency translation hedges are reported in segment revenues based upon their proportionate share of these international sales of U.S.-produced products.

Distribution of products is primarily through independent distribution channels, and directly to end-users by BD and independent sales representatives. No customer accounted for 10% or more of revenues in any of the three years presented.

	2009		2008	2007
Revenues (A)
Medical	$3,730,846		$3,720,035	$3,343,797
Diagnostics	2,226,219		2,159,811	1,905,105
Biosciences	1,203,809		1,195,096	1,033,933

	$7,160,874		$7,074,942	$6,282,835

Segment Operating Income
Medical	$1,109,906		$1,053,390	$953,454
Diagnostics	607,250		525,747	342,778	(B)
Biosciences	362,344		333,662	258,806	(B)

Total Segment Operating Income	2,079,500		1,912,799	1,555,038
Unallocated Expenses (C)	(440,238	) (D)	(374,395)	(369,629)

Income From Continuing Operations Before Income Taxes	$1,639,262		$1,538,404	$1,185,409

Segment Assets
Medical	$3,706,086		$3,432,113	$3,289,490
Diagnostics	1,998,490		1,887,261	1,843,654
Biosciences	989,299		933,105	817,000

Total Segment Assets	6,693,875		6,252,479	5,950,144
Corporate and All Other (E)	2,610,749		1,660,464	1,379,221

	$9,304,624		$7,912,943	$7,329,365

Capital Expenditures
Medical	$413,791		$378,489	$352,589
Diagnostics	102,432		123,915	113,691
Biosciences	55,646		82,880	73,502
Corporate and All Other	19,234		16,400	16,505

	$591,103		$601,684	$556,287

Depreciation and Amortization
Medical	$249,034		$240,144	$223,193
Diagnostics	136,690		150,202	138,936
Biosciences	73,067		75,809	68,889
Corporate and All Other	11,402		10,969	10,086

	$470,193		$477,124	$441,104

(A)	Intersegment revenues are not material.

(B)	Includes the acquired in-process research and development charges in 2007 related to the TriPath and Plasso acquisitions, as discussed in Note 3.

(C)	Includes primarily interest, net; foreign exchange; corporate expenses; and share-based compensation expense.

(D)	Includes charge associated with the pending settlement with the direct purchaser plaintiffs (which includes BD’s distributors) in certain antitrust class actions.

(E)	Includes cash and investments and corporate assets.

Revenues by Organizational Units	2009	2008	2007
BD Medical
Medical Surgical Systems	$1,984,929	$2,004,854	$1,864,080
Diabetes Care	714,937	694,352	619,108
Pharmaceutical Systems	952,443	942,136	791,900
Ophthalmic Systems	78,537	78,693	68,709

	$3,730,846	$3,720,035	$3,343,797

BD Diagnostics
Preanalytical Systems	$1,143,431	$1,123,528	$1,006,692
Diagnostic Systems	1,082,788	1,036,283	898,413

	$2,226,219	$2,159,811	$1,905,105

BD Biosciences
Cell Analysis	$904,517	$900,511	$756,031
Discovery Labware	299,292	294,585	277,902

	$1,203,809	$1,195,096	$1,033,933

	$7,160,874	$7,074,942	$6,282,835

Geographic Information
The countries in which the Company has local revenue-generating operations have been combined into the following geographic areas: the United States (including Puerto Rico), Europe, and Other, which is composed of Canada, Latin America, Japan and Asia Pacific.
Revenues to unaffiliated customers are based upon the source of the product shipment. Long-lived assets, which include net property, plant and equipment, are based upon physical location.

	2009	2008	2007
Revenues
United States	$3,204,680	$3,116,687	$2,969,487
Europe	2,478,249	2,488,956	2,047,388
Other	1,477,945	1,469,299	1,265,960

	$7,160,874	$7,074,942	$6,282,835

Long-Lived Assets
United States	$2,469,952	$2,179,544	$2,172,327
Europe	1,150,655	1,135,379	1,106,284
Other	768,471	721,355	646,188
Corporate	268,592	261,990	274,000

	$4,657,670	$4,298,268	$4,198,799

Supplementary Data
QUARTERLY DATA (UNAUDITED)
Thousands of dollars, except per share amounts

	2009
	1st	2nd	3rd	4th	Year
Revenues	$1,717,919	$1,724,967	$1,820,255	$1,897,733	$7,160,874
Gross Profit	921,645	895,617	960,192	985,822	3,763,276
Income from Continuing Operations	309,419	259,174	338,704	305,757	1,213,054

Earnings per Share (A):
Income from Continuing Operations	1.28	1.08	1.41	1.28	5.04
Income from Discontinued Operations	0.01	0.01	0.01	0.05	0.08
Basic Earnings per Share	1.29	1.09	1.42	1.33	5.12

Income from Continuing Operations	1.25	1.05	1.38	1.25	4.92
Income from Discontinued Operations	0.01	0.01	0.01	0.05	0.08
Diluted Earnings per Share	1.26	1.06	1.39	1.29	4.99

	2008
	1st	2nd	3rd	4th	Year
Revenues	$1,687,077	$1,726,370	$1,849,339	$1,812,156	$7,074,942
Gross Profit	867,072	885,297	943,951	931,784	3,628,104
Income from Continuing Operations	267,369	273,541	295,995	278,962	1,115,867

Earnings per Share (A):
Income from Continuing Operations	1.09	1.12	1.21	1.14	4.57
Income from Discontinued Operations	0.02	0.01	—	0.01	0.05
Basic Earnings per Share	1.11	1.13	1.22	1.16	4.61

Income from Continuing Operations	1.06	1.08	1.18	1.11	4.42
Income from Discontinued Operations	0.02	0.01	—	0.01	0.04
Diluted Earnings per Share	1.07	1.09	1.18	1.12	4.46

(A)	Total per share amounts may not add due to rounding.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
          None.
Item 9A. Controls and Procedures.
          An evaluation was conducted by BD’s management, with the participation of BD’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of BD’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of September 30, 2009. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were, as of the end of the period covered by this report, effective and designed to ensure that material information relating to BD and its consolidated subsidiaries would be made known to them by others within these entities. There were no changes in BD’s internal control over financial reporting during the fiscal quarter ended September 30, 2009 identified in connection with the above-referenced evaluations that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting.
          Management’s Report on Internal Control Over Financial Reporting and the Report of Independent Registered Public Accounting Firm are contained in Item 8, Financial Statements and Supplementary Data, and are incorporated herein by reference.
Item 9B. Other Information.
          Not applicable.
PART III
Item 10. Directors, Executive Officers and Corporate Governance.
          The information relating to directors and the Audit Committee of the BD Board of Directors required by this item will be contained under the captions Proposal 1. “Election of Directors” and “Board of Directors—Committee Membership and Function—Audit Committee” in a definitive proxy statement involving the election of directors, which the registrant will file with the SEC not later than 120 days after September 30, 2009 (the “Proxy Statement”), and such information is incorporated herein by reference.
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
Item 11. Executive Compensation.
          The information required by this item will be contained under the captions “Board of Directors—Non-Management Directors’ Compensation,” “Compensation Discussion and Analysis,” “Report of the Compensation and Benefits Commitee,” and “Compensation of Named Executive Officers” in BD’s Proxy Statement, and such information is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
          The information required by this item will be contained under the captions “Equity Compensation Plan Information” (contained in Proposal 4) and “Ownership of BD Common Stock” in BD’s Proxy Statement, and such information is incorporated herein by reference.
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
PART IV
Item 15. Exhibits, Financial Statement Schedules.
(a) Financial Statements
          The following consolidated financial statements of BD are included in Item 8 of this report:
•	Reports of Independent Registered Public Accounting Firm

•	Consolidated Statements of Income—Years ended September 30, 2009, 2008 and 2007

•	Consolidated Statements of Comprehensive Income—Years ended September 30, 2009, 2008 and 2007

•	Consolidated Balance Sheets—September 30, 2009 and 2008

•	Consolidated Statements of Cash Flows—Years ended September 30, 2009, 2008 and 2007

•	Notes to Consolidated Financial Statements

(b) Financial Statement Schedules
          Schedule II. Valuation and Qualifying Accounts for the years ended September 30, 2009, 2008 and 2007 (dollars in thousands).

Col. A	Col. B	Col. C	Col. D		Col. E
		Additions
	Balance at	Charged to			Balance at
	Beginning	Costs and	Deductions/		End of
Description	of Period	Expenses	Other		Period
2009
Against trade receivables:
For doubtful accounts	$26,709	$18,321	$4,745	(A)	$40,285
For cash discounts	8,905	48,025	48,706		8,224

Total	$35,614	$66,346	$53,451		$48,509

2008
Against trade receivables:
For doubtful accounts	$29,238	$5,405	$7,934	(A)	$26,709
For cash discounts	10,412	50,055	51,562		8,905

Total	$39,650	$55,460	$59,496		$35,614

2007
Against trade receivables:
For doubtful accounts	$28,440	$2,550	$1,752	(A)	$29,238
For cash discounts	9,816	39,575	38,979		10,412

Total	$38,256	$42,125	$40,731		$39,650

(A)	Accounts written off.
          All other schedules for which provision is made in the applicable accounting regulations of the Securities Exchange Act of 1934 are not required under the related instructions or are inapplicable, and, therefore, have been omitted.
(c) Exhibits
          See the Exhibit Index beginning on page 72 hereof for a list of all management contracts, compensatory plans and arrangements required by this item (Exhibit Nos. 10(a)(i) through 10(p)), and all other Exhibits filed or incorporated by reference as a part of this report.

SIGNATURES
          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Becton, Dickinson and Company
By:	/s/ Dean J. Paranicas
Dean J. Paranicas
Vice President, Corporate Secretary and Public Policy

Dated: November 25, 2009
          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on the 25th day of November, 2009 by the following persons on behalf of the registrant and in the capacities indicated.

Name	Capacity

/s/ Edward J. Ludwig	Chairman and Chief Executive Officer
(Edward J. Ludwig)	(Principal Executive Officer)

/s/ David V. Elkins	Executive Vice President and
(David V. Elkins)	Chief Financial Officer (Principal Financial Officer)

/s/ William A. Tozzi	Senior Vice President and Controller
(William A. Tozzi)	(Principal Accounting Officer)

Basil L. Anderson*	Director
Henry P. Becton, Jr.*	Director
Edward F. DeGraan*	Director
Claire M. Fraser-Liggett*	Director
Marshall O. Larsen*	Director
Adel A.F. Mahmoud*	Director
Gary A. Mecklenburg*	Director
James F. Orr*	Director
Willard J. Overlock, Jr.*	Director
Bertram L. Scott*	Director
Alfred Sommer*	Director

*By:	/s/ Dean J. Paranicas
Dean J. Paranicas
Attorney-in-fact

EXHIBIT INDEX

Exhibit
Number	Description	Method of Filing

3(a)(i)	Restated Certificate of Incorporation, dated as of February 3, 2009	Incorporated by reference to Exhibit 3(a) to the registrant’s Quarterly Report on Form 10-Q for the period ended December 31, 2008

3(b)	By-Laws, as amended and restated as of July 28, 2009	Incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K dated July 30, 2009

4(d)	Indenture, dated as of March 1, 1997, between the registrant and The Chase Manhattan Bank (now JPMorgan Chase Bank)	Incorporated by reference to Exhibit 4(a) to Form 8-K filed by the registrant on July 31, 1997

The registrant hereby agrees to furnish to the Commission upon request a copy of any other instruments which define the rights of holders of long-term debt of the registrant.

10(a)	Form of Employment Agreement with executive officers relating to employment following a change of control of the registrant	Incorporated by reference to Exhibit 10(a) to the registrant’s Quarterly Report on Form 10-Q for the period ended December 31, 2008

10(b)	Stock Award Plan, as amended and restated as of January 31, 2006	Incorporated by reference to Exhibit 10(a) to the registrant’s Quarterly Report on Form 10-Q for the period ended December 31, 2005

10(c)	Performance Incentive Plan, as amended and restated September 23, 2008	Incorporated by reference to Exhibit 10(c) to the registrant’s Current Report on Form 8-K dated September 26, 2008

10(d)(i)	Deferred Compensation and Retirement Benefit Restoration Plan, as amended and restated as of October 1, 2009	Filed with this report

10(d)(ii)	1996 Directors’ Deferral Plan, as amended and restated as of October 1, 2009	Filed with this report

10(f)(ii)	Employee Participation Agreement dated November 27, 2000 between the registrant and John R. Considine	Incorporated by reference to Exhibit 10(i)(iii) to the registrant’s Annual Report on Form 10-K for the period ended September 30, 2000

10(f)(ii)	Agreement dated December 18, 2000 between the registrant and John R. Considine	Incorporated by reference to Exhibit 10(i)(iv) to the registrant’s Annual Report on Form 10-K for the period ended September 30, 2000

10(g)(i)	1994 Restricted Stock Plan for Non Employee Directors	Incorporated by reference to Exhibit A to the registrant’s Proxy Statement dated January 5, 1994

10(g)(ii)	Amendment to the 1994 Restricted Stock Plan for Non-Employee Directors as of November 26, 1996	Incorporated by reference to Exhibit 10(j)(ii) to the registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 1996

Exhibit
Number	Description	Method of Filing

10(h)(i)	1995 Stock Option Plan, as amended and restated January 27, 1998	Incorporated by reference to Exhibit 10(k) to the registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 1998

10(h)(ii)	Amendments dated as of April 24, 2000 to the 1995 Stock Option Plan, as amended and restated January 27, 1998	Incorporated by reference to Exhibit 10(k) to the registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2000

10(i)(i)	1998 Stock Option Plan	Incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q/A for the period ended March 31, 1998

10(i)(ii)	Amendments dated as of April 24, 2000 to the 1998 Stock Option Plan	Incorporated by reference to Exhibit 10(l) to the registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2000

10(j)	Australian, French and Spanish addenda to the Becton, Dickinson and Company Stock Option Plans	Incorporated by reference to Exhibit 10(m) to the registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 1998

10(k)	Indian addendum to the Becton, Dickinson and Company Stock Option Plans	Incorporated by reference to Exhibit 10(n) to registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 1999

10(l)	China and Japan addenda to Becton, Dickinson and Company Stock Option Plans	Incorporated by reference to Exhibit 10(n)(i) to registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2002

10(m)(i)	Non-Employee Directors 2000 Stock Option Plan	Incorporated by reference to Exhibit 10(o) to the registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2000

10(m)(ii)	Amendments dated as of April 24, 2000 to the Non-Employee Directors 2000 Stock Option Plan	Incorporated by reference to Exhibit 10(o) to the registrant’s Quarterly Report on Form 10-Q for period ended June 30, 2000

10(n)	2002 Stock Option Plan	Incorporated by reference to Appendix A to the registrant’s Proxy Statement dated January 3, 2002

10(o)	2004 Employee and Director Equity-Based Compensation Plan, as amended and restated as of October 1, 2009	Filed with this report

10(p)	Terms of Awards under 2004 Employee and Director Equity-Based Compensation Plan	Incorporated by reference to Exhibit 10(p) to the registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008

10(q)	Amended and Restated Aircraft Time Sharing Agreement between Becton, Dickinson and Company and Edward J. Ludwig dated as of September 22, 2006	Incorporated by reference to Exhibit 10(r) to the registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2006

Exhibit
Number	Description	Method of Filing

10(r)	Amended and Restated Five-Year Credit Agreement, dated as of August 13, 2004 among the registrant and the banks named therein	Incorporated by reference to Exhibit 10(d) of the registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2004

21	Subsidiaries of the registrant	Filed with this report

23	Consent of independent registered public accounting firm	Filed with this report

24	Power of Attorney	Filed with this report

31	Certifications of Chief Executive Officer and Chief Financial Officer, pursuant to SEC Rule 13(a)-14(a)	Filed with this report

32	Certifications of Chief Executive Officer and Chief Financial Officer, pursuant to Section 1350 of Chapter 63 of Title 18 of the U.S. Code	Filed with this report

101	The following materials from this report, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements, tagged as blocks of text.

          Copies of any Exhibits not accompanying this Form 10-K are available at a charge of 25 cents per page by contacting: Investor Relations, Becton, Dickinson and Company, 1 Becton Drive, Franklin Lakes, New Jersey 07417-1880, Phone: 1-800-284-6845.