Form 10-K/A
period 2009-09-30
BECTON DICKINSON & CO
filed 2010-01-21
CIK 10795

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-K/A

(Amendment No. 1)

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

EXPLANATORY NOTE
On November 25, 2009, Becton Dickinson and Company filed its Annual Report on Form 10-K for the fiscal year ended September 30, 2009 (the “Form 10-K”). This amendment to the Form 10-K is being filed for the sole purpose of furnishing in interactive data format Schedule II, “Valuation and Qualifying Accounts,” which was inadvertently omitted from the interactive data submission.
EXHIBIT INDEX

101.INS	EX-101 Instance Document. §
101.SCH	EX-101 Schema Document. §
101.CAL	EX-101 Calculation Linkbase Document. §
101.LAB	EX-101 Labels Linkbase Document. §
101.PRE	EX-101 Presentation Linkbase Document. §
101.DEF	EX-101 Definition Linkbase Document. §
§ This exhibit is being furnished rather than filed, and shall not be deemed incorporated by reference into any filing.
SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Becton, Dickinson and Company
By:	/s/ Dean J. Paranicas
Dean J. Paranicas
Vice President, Corporate Secretary and Public Policy

Dated: January 21, 2010