Form 10-Q
period 2009-12-31
BECTON DICKINSON & CO
filed 2010-02-08
CIK 10795

FORM 10-Q
UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2009
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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
     Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Shares Outstanding as of December 31, 2009

Common stock, par value $1.00	235,699,337

BECTON, DICKINSON AND COMPANY
FORM 10-Q
For the quarterly period ended December 31, 2009

ITEM 1. FINANCIAL STATEMENTS
BECTON, DICKINSON AND COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
Thousands of dollars

	December 31,	September 30,
	2009	2009
	(Unaudited)
Assets

Current Assets:
Cash and equivalents	$1,182,306	$1,394,244
Short-term investments	276,107	551,561
Trade receivables, net	1,075,263	1,168,662
Inventories:
Materials	162,289	171,449
Work in process	221,849	223,094
Finished products	779,861	762,219

	1,163,999	1,156,762
Prepaid expenses, deferred taxes and other	359,218	375,725

Total Current Assets	4,056,893	4,646,954

Property, plant and equipment	6,364,218	6,241,329
Less allowances for depreciation and amortization	3,364,792	3,274,700

	2,999,426	2,966,629

Goodwill	769,975	621,872
Core and Developed Technology, Net	301,433	309,990
Other Intangibles, Net	266,531	96,659
Capitalized Software, Net	214,292	197,224
Other	485,726	465,296

Total Assets	$9,094,276	$9,304,624

Liabilities and Shareholders’ Equity

Current Liabilities:
Short-term debt	$205,441	$402,965
Payables and accrued expenses	1,333,386	1,374,128

Total Current Liabilities	1,538,827	1,777,093

Long-Term Debt	1,487,844	1,488,460

Long-Term Employee Benefit Obligations	619,993	782,034

Deferred Income Taxes and Other	187,453	114,325

Commitments and Contingencies	—	—

Shareholders’ Equity:
Common stock	332,662	332,662
Capital in excess of par value	1,533,450	1,485,674
Retained earnings	7,978,872	7,752,831
Deferred compensation	18,079	17,906
Common shares in treasury — at cost	(4,265,077)	(4,073,699)
Accumulated other comprehensive income	(337,827)	(372,662)

Total Shareholders’ Equity	5,260,159	5,142,712

Total Liabilities and Shareholders’ Equity	$9,094,276	$9,304,624

See notes to condensed consolidated financial statements

BECTON, DICKINSON AND COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Thousands of dollars, except per share data
(Unaudited)

	Three Months Ended
	December 31,
	2009	2008
Revenues	$1,916,774	$1,717,919

Cost of products sold	919,542	796,274
Selling and administrative	450,928	406,019
Research and development	100,284	97,314

Total Operating Costs and Expenses	1,470,754	1,299,607

Operating Income	446,020	418,312

Interest income	8,789	1,651
Interest expense	(12,987)	(7,824)
Other (expense) income, net	(2,354)	9,411

Income From Continuing Operations Before Income Taxes	439,468	421,550

Income tax provision	123,490	112,131

Income From Continuing Operations	315,978	309,419

Income from Discontinued Operations, net	398	2,649

Net Income	$316,376	$312,068

Basic Earnings per Share:
Income from Continuing Operations	$1.33	$1.28
Income from Discontinued Operations	—	0.01

Basic Earnings per Share	$1.33	$1.29

Diluted Earnings per Share:
Income from Continuing Operations	$1.30	$1.25
Income from Discontinued Operations	—	0.01

Diluted Earnings per Share	$1.30	$1.26

Dividends per Common Share	$0.370	$0.330

See notes to condensed consolidated financial statements

BECTON, DICKINSON AND COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Thousands of dollars
(Unaudited)

	Three Months Ended
	December 31,
	2009	2008
Operating Activities
Net income	$316,376	$312,068
Income from discontinued operations, net	(398)	(2,649)

Income from continuing operations	315,978	309,419
Adjustments to income from continuing operations to derive net cash provided by continuing operating activities, net of amounts acquired:
Depreciation and amortization	125,221	116,459
Share-based compensation	35,320	33,761
Deferred income taxes	1,709	9,293
Change in working capital	88,691	(101,416)
Pension obligation	(158,593)	(102,060)
Other, net	(13,698)	48

Net Cash Provided by Continuing Operating Activities	394,628	265,504

Investing Activities
Capital expenditures	(111,564)	(95,365)
Capitalized software	(25,496)	(25,069)
Proceeds (purchases) of investments, net	279,593	(8,825)
Acquisitions of business, net of cash acquired	(274,756)	—
Other, net	(9,605)	253

Net Cash Used for Continuing Investing Activities	(141,828)	(129,006)

Financing Activities
Change in short-term debt	(197,309)	928
Payments of debt	(28)	(93)
Repurchase of common stock	(191,133)	(283,321)
Excess tax benefits from payments under share-based compensation plans	7,824	3,702
Dividends paid	(89,889)	(82,102)
Issuance of common stock and other, net	3,862	(6,651)

Net Cash Used for Continuing Financing Activities	(466,673)	(367,537)

Discontinued Operations
Net cash (used for) provided by operating activities	(109)	2,361
Net cash used for investing activities	—	(64)

Net Cash (Used for) Provided by Discontinued Operations	(109)	2,297

Effect of exchange rate changes on cash and equivalents	2,044	(4,116)

Net decrease in cash and equivalents	(211,938)	(232,858)

Opening Cash and Equivalents	1,394,244	830,477

Closing Cash and Equivalents	$1,182,306	$597,619

See notes to condensed consolidated financial statements

BECTON, DICKINSON AND COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Dollar and share amounts in thousands, except per share data
December 31, 2009
Note 1 — Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, in the opinion of the management of the Company, include all adjustments which are of a normal recurring nature, necessary for a fair presentation of the financial position and the results of operations and cash flows for the periods presented. However, the financial statements do not include all information and footnotes required for a presentation in accordance with U.S. generally accepted accounting principles. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included or incorporated by reference in the Company’s 2009 Annual Report on Form 10-K. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year.
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
Note 2 — Accounting Change
The Company implemented revised business combination rules for acquisitions occurring after October 1, 2009. Under the new rules, acquired in-process research and development assets will be recorded as indefinite-lived intangible assets until projects are completed or abandoned and acquisition-related costs are expensed as incurred. The new requirements are effective on a prospective basis with limited exception relating to income tax uncertainties. Disclosures required under the revised business combination rules relating to the Company’s acquisition of HandyLab, Inc., on November 19, 2009, are provided in Note 9.
The Company implemented new fair value measurement requirements for nonfinancial assets and liabilities measured on a nonrecurring basis on October 1, 2009. The new guidance defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures relating to fair value measurements. Assets and liabilities subject to this guidance primarily include goodwill and indefinite-lived intangible assets measured at fair value for impairment assessments, long-lived assets measured at fair value when impaired and non-financial assets and liabilities measured at fair value in business combinations. The Company’s adoption of this guidance did not materially impact the consolidated financial statements.
Note 3 — Comprehensive Income
Comprehensive income was comprised of the following:

	Three Months Ended
	December 31,
	2009	2008
Net Income	$316,376	$312,068
Other Comprehensive Income (Loss), Net of Tax
Foreign currency translation adjustments	21,332	(139,477)
Benefit plans adjustment	8,059	3,097
Unrealized losses on investments, net of amounts reclassified	—	(29)
Unrealized gains (losses) on cash flow hedges, net of amounts realized	5,444	(9,900)

	34,835	(146,309)

Comprehensive Income	$351,211	$165,759

The change in foreign currency translation adjustments is primarily attributable to a weaker U.S. dollar against stronger European currencies at December 31, 2009 compared to a stronger U.S. dollar versus European and Latin American currencies at December 31, 2008.
Note 4 — Earnings per Share
The weighted average common shares used in the computations of basic and diluted earnings per share (shares in thousands) were as follows:

	Three Months Ended
	December 31,
	2009	2008
Average common shares outstanding	237,360	242,397
Dilutive share equivalents from share-based plans	5,605	5,914

Average common and common equivalent shares outstanding — assuming dilution	242,965	248,311

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

In June 2007, Retractable Technologies, Inc. (“RTI”) filed a complaint against the Company under the caption Retractable Technologies, Inc. vs. Becton Dickinson and Company (Civil Action No. 2:07-cv-250, U.S. District Court, Eastern District of Texas). RTI alleges that the BD IntegraTM syringes infringe patents licensed exclusively to RTI. In its complaint, RTI also alleges that the Company engaged in false advertising with respect to certain of the Company’s safety-engineered products in violation of the Lanham Act; acted to exclude RTI from various product markets and to maintain its market share through, among other things, exclusionary contracts in violation of state and federal antitrust laws; and engaged in unfair competition. In January 2008, the court granted the Company’s motion to sever the patent and non-patent claims into separate cases. The non-patent claims have been stayed, pending resolution of RTI’s patent claims. RTI seeks money damages and injunctive relief. On April 1, 2008, RTI filed a complaint against BD under the caption Retractable Technologies, Inc. and Thomas J. Shaw v. Becton Dickinson and Company (Civil Action No.2:08-cv-141, U.S. District Court, Eastern District of Texas). RTI alleges that the BD IntegraTM syringes infringe another patent licensed exclusively to RTI. RTI seeks money damages and injunctive relief. On August 29, 2008, the court ordered the consolidation of these two cases. On November 9, 2009, at a trial of these consolidated cases, the jury rendered a verdict in favor of RTI on all but one of its infringement claims, but did not find any willful infringement, and awarded RTI $5,000 in damages. RTI has asked the court to issue a permanent injunction. The Company plans to appeal the jury verdict.
On November 25, 1998, a suit was filed against the Company on behalf of an unspecified number of healthcare workers seeking class action certification in state court under the caption Bales vs. Becton Dickinson et. al. (Case No. 98-CP-40- 4343, Richland County Court of Common Pleas). The action alleges that healthcare workers have sustained needlesticks using hollow-bore needle devices manufactured by the Company and, as a result, require medical testing, counseling and/or treatment. The plaintiff seeks money damages. There is no current activity in this case. The Company continues to oppose class action certification in this case, including pursuing all appropriate rights of appeal.
The Company, along with a number of other manufacturers, was named as a defendant in approximately 524 product liability lawsuits in various state and Federal courts related to natural rubber latex gloves which the Company ceased manufacturing in 1995. Cases pending in Federal court are being coordinated under the matter In re Latex Gloves Products Liability Litigation (MDL Docket No. 1148) in Philadelphia, and analogous procedures have been implemented in the state courts of California, Pennsylvania, New Jersey and New York. Generally, these actions allege that medical personnel have suffered allergic reactions ranging from skin irritation to anaphylaxis as a result of exposure to medical gloves containing natural rubber latex. Since the inception of this litigation, all but two of these cases have either been closed with no liability to the Company or been settled for amounts that, in the aggregate, are immaterial.
On May 28, 2004, Therasense, Inc. (“Therasense”) filed suit against the Company (Therasense, Inc. and Abbott Laboratories v. Nova Biomedical Corporation and Becton, Dickinson and Company (Case Number: C 04-02123 WDA, U.S. District Court, Northern District of California)) asserting that the Company’s blood glucose monitoring products (a product line no longer sold by the Company) infringe four Therasense patents and seeking money damages. On August 10, 2004, in response to a motion filed by Therasense in the U.S. District Court for the District of Massachusetts, the court transferred to the U.S. District Court in California an action previously filed by the Company against Therasense requesting a declaratory judgment that the Company’s products do not infringe the Therasense patents and that the Therasense patents are invalid. On April 4, 2008, the District Court granted the Company summary judgment with respect to two of the patents asserted against the Company, finding no infringement by the Company. On June 24, 2008, the District Court ruled that a third patent asserted against the Company was invalid and unenforceable. On August 8, 2008, a jury delivered a verdict in the Company’s favor, finding that the last of the four patents asserted against the Company was invalid. On January 25, 2010, the U.S. Court of Appeals for the Federal Circuit upheld the findings at the District Court.
On October 19, 2009, Gen-Probe Incorporated (“Gen-Probe”) filed a patent infringement action against BD in the United States District Court for the Southern District of California. The complaint alleges that the BD Viper™ and BD Viper™ XTR™, and BD ProbeTec™ specimen collection products infringe eight U.S. patents of Gen-Probe. Gen-Probe is seeking monetary damages and injunctive relief.
On September 19, 2007, the Company was served with a qui tam complaint filed by a private party against the Company in the United States District Court, Northern District of Texas, alleging violations of the Federal False Claims Act (“FCA”) and the Texas False Claims Act (the “TFCA”) (U.S. ex rel Fitzgerald v. BD et al. (Civil Action No. 3:03-CV-1589, U.S. District Court, Northern District of Texas). The suit alleges that a group purchasing organization’s practices with its suppliers, including the Company, inflated the costs of healthcare reimbursement. Under the FCA, the United States Department of Justice, Civil Division has a certain period of time in which to decide whether to join the claim against the Company as an additional plaintiff; to date, it has not done so. A similar process is followed under the TFCA to date, the State of Texas has not availed itself of that process. In September 2008, the Court dismissed certain of the plaintiff’s claims, but denied the Company’s motion to dismiss with respect to other claims.
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

	Three Months Ended
	December 31,
	2009	2008
Revenues (A)
Medical	$1,018,628	$875,190
Diagnostics	595,474	540,191
Biosciences	302,672	302,538

	$1,916,774	$1,717,919

Segment Operating Income
Medical	$319,105	$258,798
Diagnostics	162,401	154,535
Biosciences	85,465	99,689

Total Segment Operating Income	566,971	513,022
Unallocated Items (B)	(127,503)	(91,472)

Income from Continuing Operations Before Income Taxes	$439,468	$421,550

(A)	Intersegment revenues are not material.

(B)	Includes primarily interest, net; foreign exchange; corporate expenses and share-based compensation expense.

	Three Months Ended
	December 31,
	2009	2008
Revenues by Organizational Units
BD Medical
Medical Surgical Systems	$560,026	$480,501
Diabetes Care	201,521	180,006
Pharmaceutical Systems	235,974	194,781
Ophthalmic Systems	21,107	19,902

	$1,018,628	$875,190

BD Diagnostics
Preanalytical Systems	$300,166	$278,154
Diagnostic Systems	295,308	262,037

	$595,474	$540,191

BD Biosciences
Cell Analysis	$231,335	$229,521
Discovery Labware	71,337	73,017

	$302,672	$302,538

	$1,916,774	$1,717,919

Note 7 — Share-Based Compensation
The Company grants share-based awards under the 2004 Employee and Director Equity-Based Compensation Plan (the “2004 Plan”), which provides long-term incentive compensation to employees and directors. The Company believes such awards align the interests of its employees and directors with those of its shareholders.
The fair value of share-based payments is recognized as compensation expense in net income. For the three months ended December 31, 2009 and 2008, compensation expense charged to income was $35,320 and $33,761, respectively. Share-based compensation attributable to discontinued operations was not material.
The amount of unrecognized compensation expense for all non-vested share-based awards as of December 31, 2009 was approximately $172,346, which is expected to be recognized over a weighted-average remaining life of approximately 2.6 years.
The fair values of stock appreciation rights granted during the annual share-based grants in November of 2009 and 2008, respectively, were estimated on the date of grant using a lattice-based binomial valuation model based on the following assumptions:

	2009	2008
Risk-free interest rate	2.60%	2.73%
Expected volatility	28.00%	28.00%
Expected dividend yield	1.96%	2.11%
Expected life	6.5 years	6.5 years
Fair value derived	$ 19.70	$ 16.11

Note 8 — Benefit Plans
The Company has defined benefit pension plans covering substantially all of its employees in the United States and certain foreign locations. The Company also provides certain postretirement healthcare and life insurance benefits to qualifying domestic retirees. Other postretirement benefit plans in foreign countries are not material.
Net pension and postretirement cost included the following components for the three months ended December 31:

	Pension Plans		Other Postretirement Benefits
	2009	2008	2009	2008
Service cost	$18,313	$12,939	$1,249	$863
Interest cost	22,836	21,135	3,544	3,807
Expected return on plan assets	(25,042)	(20,494)	—	—
Amortization of prior service (cost) credit	(270)	(276)	1	(116)
Amortization of loss (gain)	10,446	4,266	849	(36)

	$26,283	$17,570	$5,643	$4,518

Postemployment benefit costs for the three months ended December 31, 2009 and 2008 were $5,467 and $4,501, respectively.
Note 9 — Acquisitions
On November 19, 2009, the Company acquired 100% of the outstanding shares of HandyLab, Inc., (“HandyLab”) a company that develops and manufactures molecular diagnostic assays and automation platforms. The acquisition-date fair value of consideration transferred totaled $277,610, net of cash acquired, which consisted of the following:

Cash	$274,756
Settlement of preexisting relationship	2,854	(A)

Total	$277,610

(A)	The acquisition effectively settled a prepaid asset associated with a pre-existing relationship with HandyLab, as discussed in further detail below.
HandyLab has developed and commercialized a flexible automated platform (“Jaguar Plus”) for performing molecular diagnostics which complements the Company’s molecular diagnostics offerings, specifically in the area of healthcare-associated infections. The Company plans to place its BD GeneOhmTM molecular assays onto the HandyLab platform and market them as the new BD MaxTM System. The Company intends for this acquisition to allow further expansion of the BD molecular diagnostic menu and the achievement of revenue and cost synergies.

The acquisition was accounted for under the acquisition method of accounting for business combinations and HandyLab’s results of operations were included in the Diagnostics segment’s results as of the acquisition date. Pro forma information was not provided as the acquisition did not have a material effect on the Company’s consolidated results. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date. These fair values are based upon the information available as of December 31, 2009 and may be adjusted should further information regarding events or circumstances existing at the acquisition date become available.

Acquired in-process research and development	$169,000
Deferred tax assets	22,330
Other	8,843

Total identifiable assets acquired	200,173

Deferred tax liabilities	(64,220)
Other	(6,468)

Total liabilities assumed	(70,688)

Net identifiable assets acquired	129,485

Goodwill	148,125

Net assets acquired	$277,610

The acquired in-process research and development assets of $169,000 consisted of two projects that were still in development at the acquisition date: Platform technology for $26,000 and Jaguar Plus technology for $143,000. The Platform technology is incorporated into an automated platform that performs molecular diagnostics on certain specimens. The Jaguar Plus technology incorporates the Platform technology as well as additional technology to perform assays or molecular tests. The fair values of these projects were determined based on the present value of projected cash flows utilizing an income approach reflecting the appropriate risk-adjusted discount rate based on the applicable technological and commercial risk of each project.
The $148,125 of goodwill was allocated to the Diagnostics segment. The primary item that generated goodwill is the value of the Company’s access to HandyLab’s flexible automated platform and expected synergies. No portion of this goodwill is expected to be deductible for tax purposes. The Company recognized $2,500 of acquisition related costs that were expensed in the current period and reported in the Condensed Consolidated Statements of Income as “Selling and administrative”.
In May 2009, the Company entered into a twenty-year product development and supply agreement with HandyLab. This agreement provided the Company with access and distribution rights to HandyLab’s proprietary technology. Upon executing this agreement, the Company recorded an initial payment for exclusive distribution rights over a twelve-year term. At the acquisition date, the unamortized balance of the recognized prepaid was $2,854. The Company’s acquisition of HandyLab effectively settled the preexisting product development and supply agreement. Because the terms of the contract were determined to represent fair value at the acquisition date, the Company did not record any gain or loss separately from the acquisition.

Note 10 — Divestitures
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
Results of discontinued operations were as follows:

	Three Months Ended
	December 31,
	2009	2008
Revenues	$522	$15,585

Income from discontinued operations before income taxes	550	3,503
Less: income tax provision	152	854

Income from discontinued operations, net	$398	$2,649

Note 11 — Other Intangible Assets
Intangible assets consisted of:

	December 31, 2009		September 30, 2009
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Amortized intangible assets
Core and developed technology	$537,351	$235,918	$539,674	$229,684
Patents, trademarks, and other	317,436	222,675	312,430	218,531

	$854,787	$458,593	$852,104	$448,215

Unamortized intangible assets
Acquired in-process research and development	$169,000		$—
Trademarks	2,770		2,760

	$171,770		$2,760

Intangible amortization expense for the three months ended December 31, 2009 and 2008 was $12,335 and $11,723, respectively.

Note 12 — Derivative Instruments and Hedging Activities
The Company uses derivative instruments to mitigate certain exposures. The effects these derivative instruments and hedged items have on financial position, financial performance, and cash flows are provided below.
Foreign Currency Risks and Related Strategies
The Company has foreign currency exposures throughout Europe, Asia Pacific, Canada, Japan and Latin America. The Company partially hedges forecasted export sales denominated in foreign currencies using forward and option contracts, generally with one-year terms. The Company’s hedging program has been designed to mitigate exposures resulting from movements of the U.S. dollar, from the beginning of a reporting period, against other foreign currencies. The Company’s strategy is to offset the changes in the present value of future foreign currency revenue resulting from these movements with either gains or losses in the fair value of foreign currency derivative contracts. Forward contracts were utilized to hedge forecasted sales in fiscal year 2009 and 2010.
The Company designates forward contracts utilized to hedge these certain forecasted sales denominated in foreign currencies as cash flow hedges. Changes in the effective portion of the fair value of the Company’s forward contracts that are designated and qualify as cash flow hedges (i.e., hedging the exposure to variability in expected future cash flows that is attributable to a particular risk) are included in Other comprehensive income (loss) until the hedged transactions are reclassified in earnings. These changes result from the maturity of derivative instruments as well as the commencement of new derivative instruments. The changes also reflect movements in the period-end foreign exchange rates against the spot rates at the time the Company enters into any given derivative instrument contract. Once the hedged revenue transaction occurs, the gain or loss on the contract is recognized from Accumulated other comprehensive income (loss) to “Revenues.” The Company records the premium or discount of the forward contracts, which is included in the assessment of hedge effectiveness, to Revenues.
At December 31, 2009, the Company expects to reclassify $38,511, net of tax, of net losses on foreign currency exchange instruments from Accumulated other comprehensive income (loss) to revenues during the next 12 months due to actual and forecasted export sales. In the event the revenue transactions underlying a derivative instrument are no longer probable of occurring, accounting for the instrument under hedge accounting must be discontinued. Gains and losses previously recognized in other comprehensive income (loss) must be reclassified into Other (expense) income. If only a portion of the revenue transaction underlying a derivative instrument is no longer probable of occurring, only the portion of the derivative relating to those revenues would no longer be eligible for hedge accounting.
Transactional currency exposures that arise from entering into transactions, generally on an intercompany basis, in non-hyperinflationary countries that are denominated in currencies other than the functional currency are mitigated primarily through the use of forward contracts and currency options. Hedges of the transactional foreign exchange exposures resulting primarily from intercompany payables and receivables are undesignated hedges. As such, the gains or losses on these instruments are recognized immediately in income. The offset of these gains or losses against the gains and losses on the underlying hedged items, as well as the hedging costs associated with the derivative instruments, are recognized in Other (expense) income

The total notional amounts of the Company’s outstanding foreign exchange contracts as of December 31, 2009 and September 30, 2009 were $2,083,886 and $2,601,109, respectively.
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
Changes in the fair value of the interest rate swaps designated as cash flow hedges (i.e., hedging the exposure to variability in expected future cash flows that is attributable to a particular risk) are offset by amounts recorded in other comprehensive income (loss). If interest rate derivatives designated as cash flow hedges are terminated, the balance in accumulated other comprehensive income (loss) attributable to those derivatives is reclassified into earnings over the remaining life of the hedged debt. The amounts, related to terminated interest rate swaps, expected to be reclassified and recorded in Interest expense within the next 12 months is $1,240, net of tax.
As of December 31, 2009 and September 30, 2009, the total notional amounts of the Company’s outstanding interest rate swaps designated as fair value hedges were $200,000 and $400,000, respectively. The current year’s outstanding swap represents a fixed-to-floating rate swap agreement that was entered into to convert the interest payments on $200,000 in 4.55% notes, due April 15, 2013, from the fixed rate to a floating interest rate based on LIBOR. The Company had no outstanding interest rate swaps designated as cash flow hedges as of December 31, 2009.
Commodity Price Risks and Related Strategies
The Company also manages risks associated with certain forecasted commodity purchases by using forward contracts. In 2009, the Company entered into a commodity forward contract on ethane to manage the price risk associated with forecasted purchases of polyethylene used in the Company’s manufacturing process. The contract was designated as a cash flow hedge and once hedged commodity purchases occurred, the gain or loss on the contract was recognized from Accumulated other comprehensive income (loss) to “Cost of products sold.” The ethane forward contract matured in first quarter 2010 and as such, there were no unrecognized amounts relating to this contract recorded in Accumulated other comprehensive income as of December 31, 2009. The notional amount of the Company’s commodity contracts at September 30, 2009 was 206,000 gallons of ethane.

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

	December 31,	September 30,
	2009	2009
Asset derivatives-designated for hedge accounting
Forward exchange contracts	$49	$618
Interest rate swap	1,294	1,971

Total asset derivatives-designated for hedge accounting	$1,343	$2,589

Asset derivatives-undesignated for hedge accounting
Forward exchange contracts	$4,369	$12,575

Total asset derivatives (A)	$5,712	$15,164

Liability derivatives-designated for hedge accounting
Forward exchange contracts	$51,788	$70,980
Commodity forward contracts	—	6

Total liability derivatives-designated for hedge accounting	$51,788	$70,986

Liability derivatives-undesignated for hedge accounting
Forward exchange contracts	$12,162	$18,490

Total liability derivatives (B)	$63,950	$89,476

(A)	All asset derivatives are included in Prepaid expenses, deferred taxes and other.

(B)	All liability derivatives are included in Payables and accrued expenses.

Effects on Consolidated Statements of Income
Cash flow hedges
The location and amount of gains and losses on designated derivative instruments recognized in the consolidated statement of income for the three months ended December 31, consisted of:

				Gain (Loss)
				Reclassified from
	Gain (Loss) Recognized			Accumulated OCI into
	in OCI on Derivatives		Location of Gain	Income
Derivatives Accounted for as	Three Months Ended		(Loss) Reclassified	Three Months Ended
Designated Cash Flow	December 31,		from Accumulated	December 31,
Hedging Relationships	2009	2008	OCI into Income	2009	2008
Forward exchange contracts	$5,113	$(10,010)	Revenues	$(14,567)	$32,717
Interest rate swaps	309	273	Interest expense	(498)	(440)
Commodity forward contracts	22	(163)	Cost of products sold	(35)	—

Total	$5,444	$(9,900)		$(15,100)	$32,277

The Company’s designated derivative instruments are perfectly effective. As such, there were no gains or losses, related to hedge ineffectiveness or amounts excluded from hedge effectiveness testing, recognized immediately in income for the three months ended December 31, 2009 and 2008.
Fair value hedge
The location and amount of gains or losses on the hedged fixed rate debt attributable to changes in the market interest rates and the offsetting gain (loss) on the related interest rate swap were as follows:

	Gain/(Loss) on Swap		Gain/(Loss) on Borrowings
	Three Months Ended		Three Months Ended
	December 31,		December 31,
Income Statement Classification	2009	2008	2009	2008
Other (expense) income (A)	$(677)	$1,408	$677	$(1,408)

(A)	Changes in the fair value of the interest rate swap offset changes in the fair value of the fixed rate debt due to changes in market interest rates. There was no hedge ineffectiveness relating to this interest rate swap.
Undesignated hedges
The location and amount of gains and losses recognized in income on derivatives not designated for hedge accounting were as follows:

		Amount of Gain (Loss)
		Recognized in Income on
		Derivative
	Location of Gain (Loss)	Three Months Ended
Derivatives Not Designated For	Recognized in Income on	December 31,
Hedge Accounting	Derivatives	2009	2008
Forward exchange contracts (B)	Other (expense) income	$(4,436)	$3,909

(B)	The gains and losses on forward contracts and currency options utilized to hedge the intercompany transactional foreign exchange exposures are largely offset by gains and losses on the underlying hedged items in Other (expense) income.

Note 13 — Financial Instruments and Fair Value Measurements
The Company adopted newly issued fair value measurement requirements for financial assets and liabilities on October 1, 2008 and for nonfinancial assets and liabilities on October 1, 2009. These provisions define fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value measurement provisions require the categorization of assets and liabilities carried at fair value within a three-level hierarchy based upon inputs used in measuring fair value.
The fair values of financial instruments, including those not recognized on the statement of financial position at fair value, carried at December 31, 2009 are classified in accordance with the fair value hierarchy in the table below:

		Basis of Fair Value Measurement
		Quoted Prices in	Significant
		Active Markets	Other	Significant
	Carrying	for Identical	Observable	Unobservable
	Value	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)
Assets
Cash and equivalents	$328,074	$328,074	$—	$—
Forward exchange contracts	4,418	—	4,418	—
Interest rate swap	1,294	—	1,294	—

Total Assets	$333,786	$328,074	$5,712	$—

Liabilities
Forward exchange contracts	$63,950	$—	$63,950	$—
Long-term debt	1,487,844	—	1,591,001	—

Total Liabilities	$1,551,794	$—	$1,654,951	$—

The Company’s cash and equivalents include balances in money market funds that permit daily redemption. The fair values of these investments are based upon the quoted prices provided by the holding financial institutions. The Company’s remaining cash equivalents and short-term investments are carried at cost, which approximates fair value. The Company measures the fair value of forward exchange contracts and currency options based upon observable inputs, specifically spot currency rates and forward currency prices for similar assets and liabilities. The fair value of forward commodity contracts and interest rate swaps are provided by the financial institutions that are counterparties to these arrangements. The fair value of long-term debt is based upon quoted prices in active markets for similar instruments.

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
Overview of Financial Results
BD reported first quarter revenues of $1.917 billion, representing an increase of 12% from the same period a year ago, and reflecting volume increases of approximately 9%, favorable foreign currency translation of approximately 3% and price decreases of less than 1%. The Medical and Diagnostics segments led revenue growth, which was aided by flu-related sales. Sales in the United States of safety-engineered devices in the first quarter of 2010 were $298 million, representing an 11% increase from the prior year’s period. International sales of safety-engineered devices of $156 million in the first quarter of 2010 grew 16% above such sales in the prior year’s period, after taking into account a 6% favorable impact due to foreign currency translation, net of hedge losses. Overall, first quarter international revenues were $1.044 billion, representing an increase of 13% above the prior year’s period, after taking into account an estimated 5% favorable impact due to foreign currency translation, net of hedge losses.
As further discussed in our 2009 Annual Report on Form 10-K, we face currency exposure each reporting period that arises from translating the results of our worldwide operations to the U.S. dollar at exchange rates that fluctuate from the beginning of such period. We purchase forward contracts to partially protect against adverse foreign exchange rate movements. Gains or losses on our derivative instruments are largely offset by the gains or losses on the underlying hedged transactions. We do not enter into derivative instruments for trading or speculative purposes. During the first quarter 2010, the U.S. dollar weakened against most foreign currencies, primarily the Euro, compared to rates during the first quarter of 2009. The resulting favorable impact of foreign currency translation on revenues in the first quarter 2010 was partially offset by hedge losses, recorded in Revenues, resulting from our hedging activities. For further discussion refer to Note 12 in the Notes to Condensed Consolidated Financial Statements.
Results of Operations
Revenues
Refer to Note 6 in the Notes to Condensed Consolidated Financial Statements for segment financial data.

Medical Segment
First quarter revenues of $1.019 billion represented an increase of $143 million, or 16%, over the prior year’s quarter, including an estimated $32 million, or 4%, favorable impact due to foreign currency translation, net of hedge losses. The revenue growth is attributable to strong sales of Medical Surgical Systems and Pharmaceutical Systems products, including about 7 percentage points of growth from flu-related products, as well as Diabetes Care products. Global sales of safety-engineered products were $228 million, a growth of 19% when compared to $193 million in the prior year’s quarter, and included a $4 million favorable impact due to foreign currency translation, net of hedge losses.
Diagnostics Segment
First quarter revenues of $595 million represented an increase of $55 million, or 10%, over the prior year’s quarter, including an estimated $11 million, or 2%, favorable impact due to foreign currency translation, net of hedge losses. Sales of safety-engineered devices and infectious disease testing systems, including about 2 percentage points of growth from flu-related products, contributed to revenue growth. Global sales of safety-engineered products of $226 million grew 7%, as compared with $210 million in the prior year’s quarter, and included a $4 million favorable impact due to foreign currency translation, net of hedge losses.
Biosciences Segment
First quarter revenues of $303 million were flat compared with the prior year’s quarter and included an estimated $2 million, or less than 1%, unfavorable impact due to foreign currency translation, inclusive of hedge losses. Demand for clinical and research instruments, as expected, continues to be impacted by capital funding constraints. Demand within the Discovery Labware unit was adversely impacted by a distributor’s inventory reduction as well as a delay in purchases from a large customer. Biosciences revenues reflected a larger portion of our hedge losses than the Medical and Diagnostics segments, as these losses are allocated to the segments based on their proportionate share of international sales of U.S.-produced products. For this reason, foreign currency translation had an unfavorable impact on Biosciences revenues for the quarter.
Segment Operating Income
Medical Segment
Segment operating income for the first quarter was $319 million, or 31.3% of Medical revenues, compared with $259 million, or 29.6% of segment revenues, in the prior year’s quarter. Gross profit margin was lower in the current quarter than the first quarter of 2009 primarily due to unfavorable foreign currency translation, including hedge losses. Higher manufacturing start-up costs and higher pension costs allocated to the segment also contributed to the decrease from the prior period. These unfavorable impacts on gross profit margin were partially offset by decreases in certain raw material costs. See further discussion on gross profit margin below. Selling and administrative expense as a percentage of Medical revenues was lower in the first quarter of 2010 compared with the first quarter of 2009, as continued spending controls more than offset unfavorable foreign currency translation.
Diagnostics Segment
Segment operating income for the first quarter was $162 million, or 27.3% of Diagnostics revenues, compared with $155 million, or 28.6% of segment revenues, in the prior year’s quarter. Gross profit margin was lower in the current quarter than in the first quarter of 2009 primarily due to unfavorable foreign currency translation, including hedge losses. Higher pension costs allocated to the segment also contributed to the decrease from the prior period. These unfavorable impacts on gross profit margin were partially offset by decreases in certain raw material costs. See further discussion on gross profit margin below. Selling and administrative expense as a percentage of Diagnostics revenues was lower in the first quarter of 2010 compared with the first quarter of 2009, as continued spending controls more than offset unfavorable foreign currency translation.
Biosciences Segment
Segment operating income for the first quarter was $85 million, or 28.2% of Biosciences revenues, compared with $100 million, or 33.0% of segment revenues, in the prior year’s quarter. Gross profit margin was lower in the current quarter than the first quarter of 2009 primarily due to the net unfavorable impact of foreign currency translation, including hedge losses. See further discussion on gross profit margin below. Selling and administrative expense as a percentage of Biosciences revenues for the first quarter of 2010 increased compared with the first quarter of 2009 primarily due to unfavorable foreign currency translation.
Gross Profit Margin
Gross profit margin was 52.0% for the first quarter, compared with 53.6% for the comparable prior year period. Gross profit margin in the first quarter of 2010 as compared with the prior year’s period reflected an estimated unfavorable impact of 190 basis points from both foreign currency translation and the hedging of certain foreign currencies, in particular the Euro, as previously discussed above under “Overview of Financial Results”. The operating performance impact on gross margin was favorable by 30 basis points as compared to prior year, and the result of decreases in certain raw material costs which were partially offset by higher manufacturing start-up costs and higher pension costs.
Selling and Administrative Expense
Selling and administrative expense was 23.5% of revenues for the first quarter, compared with 23.6% for the prior year’s period. Aggregate expenses for the current period reflect increases in core spending of $10 million, an estimated $19 million unfavorable impact of foreign currency translation, and an $11 million increase in the deferred compensation plan liability, as further discussed below. Aggregate expenses for the current period also reflect the recognition of a $5 million legal contingency. See Note 5 in the Notes to the Condensed Consolidated Financial Statements for further discussion.
Research and Development Expense
Research and development expense was $100 million for the first quarter, compared with the prior year’s amount of $97 million, an increase of 3% over the prior year’s period. Research and development expense was 5.2% of revenues in the first quarter, compared with 5.7% of revenues in the prior year’s period. The decrease in research and development expenditures as a percentage of revenues reflects the timing of expenses and is not indicative of the spending expected for the total year.
Non-Operating Expense and Income
Interest income was $9 million in the first quarter, compared with $2 million in the prior year’s period. The increase resulted from investment gains on assets related to our deferred compensation plan and higher investment levels, which was partially offset by the impact of lower interest rates during the period. The related increase in the deferred compensation plan liability was recorded as an increase in selling and administrative expenses. Interest expense was $13 million in the first quarter, compared with $8 million in the prior year’s period, which reflects higher levels of long-term fixed rate debt, partially offset by lower interest rates on floating rate debt. Other (expense) income was $(2) million in the first quarter, compared with $9 million in the prior year’s period, and includes an $8 million unfavorable change to net foreign exchange losses compared with the prior year’s period. The first quarter of 2009 also included $3 million of income relating to the completion of a collaborative research and development agreement for which there was no corresponding amount recognized in the current year’s period.
Income Taxes
The income tax rate was 28.1% for the first quarter, compared with the prior year’s rate of 26.6%. The increase is due to the impact of the reinstated research and experimentation tax credit in the prior year’s first quarter.
Diluted Earnings Per Share from Continuing Operations
Income from continuing operations and diluted earnings per share from continuing operations for the first quarter of 2010 were $316 million and $1.30, respectively. Income from continuing operations and diluted earnings per share from continuing operations for the prior year’s first quarter were $309 million and $1.25, respectively. The current quarter’s earnings reflect underlying performance as well as an estimated $0.09 overall unfavorable impact of foreign exchange fluctuations, including foreign exchange hedge losses, as discussed above.
Liquidity and Capital Resources
Cash generated from operations, along with available cash and cash equivalents, is expected to be sufficient to fund our normal operating needs, including capital expenditures, cash dividends and common stock repurchases in 2010. Net cash provided by continuing operating activities was $395 million during the first quarter of 2010, compared with $266 million in the same period in 2009. Net cash provided by continuing operations in the first quarters of the current and prior year was reduced by changes in the pension obligation, resulting primarily from discretionary cash contributions of approximately $175 million and $115 million, respectively. The change in working capital from the prior year’s period primarily reflects improved collections in the current period compared with the prior year’s period.
Net cash used for continuing investing activities for the first quarter of the current year was $142 million, compared with $129 million in the prior year period. Capital expenditures were $112 million in the first three months of 2010 and $95 million in the same period in 2009. The current year amount also reflects the payment of $275 million of net cash relating to the HandyLab acquisition.
Net cash used for continuing financing activities for the first quarter of the current year was $467 million, compared with $368 million in the prior year period. The change in short-term debt reflected the repayment of $200 million of 7.15% Notes, due October 1, 2009. For the first quarter of the current year, we repurchased $191 million of our common stock, compared with approximately $283 million of common stock repurchase in the prior year period. At December 31, 2009, authorization to repurchase an additional 15.1 million common shares remained in effect.

As of December 31, 2009, total debt of $1.7 billion represented 24.0% of total capital (shareholders’ equity, net non-current deferred income tax liabilities, and debt), versus 26.8% at September 30, 2009. Short-term debt decreased to 12% of total debt at the end of December 31, 2009, from 21% at September 30, 2009.
We have in place a commercial paper borrowing program that is available to meet our short-term financing needs, including working capital requirements. Borrowings outstanding under this program were $200 million at December 31, 2009. We have available a $1 billion syndicated credit facility with an expiration date in December 2012. This credit facility, under which there were no borrowings outstanding at December 31, 2009, provides backup support for our commercial paper program and can also be used for other general corporate purposes. This credit facility includes a single financial covenant that requires BD to maintain an interest expense coverage ratio (ratio of earnings before income taxes, depreciation and amortization to interest expense) of not less than 5-to-1 for the most recent four consecutive fiscal quarters. On the last eight measurement dates, this ratio has ranged from 27-to-1 to 34-to-1. In addition, we have informal lines of credit outside the United States.
Greek Government Receivables
Accounts receivable balances include sales to government-owned or supported healthcare facilities in Greece. These sales are subject to significant payment delays due to government funding and reimbursement practices. We believe that this is an industry-wide issue for suppliers to these facilities. The outstanding balances, net of reserves related to such sales, were approximately $41 million and $45 million at December 31, 2009 and September 30, 2009, respectively. If significant changes occur in the availability of government funding, we may not be able to collect on amounts due from these customers. We do not expect this concentration of credit risk to have a material adverse impact on our financial position or liquidity.
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
The following are some important factors that could cause our actual results to differ from our expectations in any forward-looking statements.
•	The current economic downturn and continued instability in the global financial markets and the potential adverse effect on liquidity and capital resources for BD or its customers and suppliers, the cost of operating our business, the demand for our products and services, or the ability to produce our products. This includes the impact on developing countries and their demand for our products.

•	The effects, if any, of healthcare reform in the U.S., including various proposals that, if enacted, would impose an excise tax on medical device manufacturers such as BD. Other legislative or administrative reforms in the U.S. or abroad could also reduce reimbursement rates, result in increased pricing pressures or otherwise adversely affect BD’s business.

•	Changes in domestic and foreign healthcare industry practices that result in increased pricing pressures, including the continued consolidation among healthcare providers and trends toward managed care and healthcare cost containment.

•	Regional, national and foreign economic factors, including inflation, deflation, and fluctuations in interest rates and, in particular, foreign currency exchange rates, and the potential effect of such fluctuations on revenues, expenses and resulting margins, and credit ratings, as well as competition in certain markets.

•	The effects of natural disasters, including pandemic diseases, earthquakes, fire, or the effects of climate change on our ability to manufacture our products, particularly where production of a product line is concentrated in one or more plants, or on our ability to source components from suppliers that are needed for such manufacturing.

•	Fluctuations in the cost and availability of oil-based resins and other raw materials, as well as certain sub-assemblies and finished goods, and the ability to maintain favorable supplier arrangements and relationships (particularly with respect to sole-source suppliers) and the potential adverse effects of any disruption in the availability of such items.

•	We operate in a highly competitive environment. New product introductions by our current or future competitors (for example, new forms of drug delivery) could adversely affect our ability to compete in the global market. Patents attained by competitors, particularly as patents on our products expire, may also adversely impact our competitive position. Certain competitors have established manufacturing sites or have contracted with suppliers in low-cost manufacturing locations as a means to lower their costs. New entrants may also appear.

•	Difficulties inherent in product development, including the potential inability to successfully continue technological innovation, complete clinical trials, obtain regulatory approvals in the United States and abroad, obtain coverage and adequate reimbursement for new products, or gain and maintain market approval of products, as well as the possibility of encountering infringement claims by competitors with respect to patent or other intellectual property rights, all of which can preclude or delay commercialization of a product.

•	We sell certain products to pharmaceutical companies that are used to manufacture, or are sold with, products by such companies. As a result, fluctuations in demand for the products of these pharmaceutical companies could adversely affect our operating results.

•	The effects, if any, of governmental and media activities regarding the business practices of group purchasing organizations, which negotiate product prices on behalf of their member hospitals with BD and other suppliers.

•	Our ability to obtain the anticipated benefits of restructuring programs, if any, that we may undertake.

•	Our ability to implement the upgrade of our enterprise resource planning system. Any delays or deficiencies in the design and implementation of our upgrade could adversely affect our business.

•	Adoption of, or changes in, government laws and regulations affecting domestic and foreign operations, including those relating to trade, monetary and fiscal policies, taxation (including tax reforms that could adversely impact multinational corporations), environmental matters, sales practices, price controls, licensing and regulatory approval of new products, regulatory requirements for products in the postmarketing phase, or changes in enforcement practices with respect to any such laws and regulations. In particular, environmental laws, particularly with respect to the emission of greenhouse gases, are becoming more stringent throughout the world, which may increase our costs of operations or necessitate changes in our manufacturing plants or processes.

•	Fluctuations in U.S. and international governmental funding and policies for life sciences research.

•	Pending and potential litigation or other proceedings adverse to BD, including antitrust claims, product liability claims, patent infringement claims, and the availability or collectibility of insurance relating to any such claims.

•	The effects of adverse media exposure or other publicity regarding BD’s business or operations.

•	Our ability to achieve the projected level or mix of product sales. Our earnings forecasts are generated based on such projected volumes and sales of many product types, some of which are more profitable than others.

•	The effect of market fluctuations on the value of assets in BD’s pension plans and the possibility that BD may need to make additional contributions to the plans as a result of any decline in the value of such assets.

•	Product efficacy or safety concerns resulting in product recalls, regulatory action on the part of the U.S. Food and Drug Administration (or foreign counterparts) or declining sales.

•	Political conditions in international markets, including civil unrest, terrorist activity, governmental changes, restrictions on the ability to transfer capital across borders and expropriation of assets by a government.

•	Our ability to penetrate developing and emerging markets, which also depends on economic and political conditions, and how well we are able to acquire or form strategic business alliances with local companies and make necessary infrastructure enhancements to production facilities, distribution networks, sales equipment and technology.

•	The impact of business combinations, including any volatility in earnings relating to acquired in-process research and development assets, and our ability to successfully integrate any business we may acquire.

•	Issuance of new or revised accounting standards by the Financial Accounting Standards Board or the Securities and Exchange Commission.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in information reported since the end of the fiscal year ended September 30, 2009.
Item 4. Controls and Procedures
An evaluation was carried out by BD’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of BD’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of December 31, 2009. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were, as of the end of the period covered by this report, effective. There were no changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
We are involved, both as a plaintiff and a defendant, in various legal proceedings which arise in the ordinary course of business, including product liability and environmental matters as set forth in our 2009 Annual Report on Form 10-K. Since September 30, 2009, the following developments have occurred with respect to the legal proceedings in which we are involved:
Retractable Technologies, Inc. (“RTI”)
As was reported in our 2009 Annual Report on Form 10-K, on November 9, 2009, the jury rendered a verdict in favor of RTI on all but one of its infringement claims, but did not find any willful infringement, and awarded RTI $5 million in damages. RTI has asked the court to issue a permanent injunction. BD plans to appeal the jury verdict.
TheraSense/Abbott
On January 25, 2010, the U.S. Court of Appeals for the Federal Circuit upheld the findings at the lower court that the Therasense patents at issue either were not infringed by BD or were invalid. A description of the suit and the lower court’s findings is contained in our 2009 Annual Report on Form 10-K.
Gen-Probe
As was reported in our 2009 Annual Report on Form 10-K, on October 19, 2009, Gen-Probe Incorporated (“Gen-Probe”) filed a patent infringement action against BD in the United States District Court for the Southern District of California. The complaint alleges that the BD Viper™ and BD Viper™ XTR™, and BD ProbeTec™ specimen collection products infringe eight U.S. patents of Gen-Probe. Gen-Probe is seeking monetary damages and injunctive relief.
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

Item 1A.	Risk Factors
There have been no material changes from the risk factors disclosed in Part 1, Item 1A, of our Annual Report on Form 10-K for the 2009 fiscal year.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The table below sets forth certain information regarding our purchases of common stock of BD during the quarter ended December 31, 2009.
Issuer Purchases of Equity Securities

			Total Number of
			Shares Purchased	Maximum Number
			as Part of	of Shares that May
		Average Price	Publicly	Yet Be Purchased
For the three months ended	Total Number of	Paid per	Announced Plans	Under the Plans or
December 31, 2009	Shares Purchased (1)	Share	or Programs (2)	Programs (2)
October 1 – 31, 2009	562	$68.60	—	7,644,414
November 1 – 30, 2009	899,065	$71.85	894,300	16,750,114
December 1 – 31, 2009	1,647,036	$77.16	1,644,400	15,105,714
Total	2,546,663	$75.28	2,538,700	15,105,714

(1)	Includes 2,958 shares purchased during the quarter in open market transactions by the trustee under BD’s deferred compensation plan and 1996 Directors’ Deferral Plan, and 5,005 shares delivered to BD in connection with stock option exercises.

(2)	These repurchases were made pursuant to a repurchase program covering 10 million shares authorized by the Board of Directors of BD (the “Board”) on November 24, 2008 (the “2007 Program”). The Board authorized the repurchase of 10 million additional shares on November 24, 2009.

Item 3.	Defaults Upon Senior Securities
Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders
There were no matters submitted to a vote of security holders during the fiscal quarter ended December 31, 2009.
Our Annual Meeting of Shareholders was held on February 2, 2010, at which the following matters were voted upon:

i.)	A management proposal for the election of eight directors for the terms indicated below was voted upon as follows:

		Votes
Nominee	Term	For Votes	Withheld
Henry P. Becton, Jr.	1 Year	159,137,090	12,848,272
Edward F. DeGraan	1 Year	165,600,066	6,385,296
Claire M. Fraser-Liggett	1 Year	162,624,080	9,361,282
Edward J. Ludwig	1 Year	163,494,713	8,490,649
Adel A.F. Mahmoud	1 Year	162,577,411	9,407,951
James F. Orr	1 Year	166,243,762	5,741,600
Willard J. Overlock, Jr.	1 Year	161,330,616	10,654,746
Bertram L. Scott	1 Year	161,474,395	10,510,967
The directors whose term of office as a director continued after the meeting are: Basil L. Anderson, Marshall O. Larsen, Gary A. Mecklenburg, Cathy E. Minehan and Alfred Sommer.

ii.)	A management proposal to ratify the selection of Ernst & Young, LLP as independent registered public accounting firm for the fiscal year ending September 30, 2010 was voted upon. 194,029,524 shares were voted for the proposal, 1,915,229 shares were voted against, and 274,053 shares abstained.

iii.)	A management proposal to amend BD’s By-Laws to permit holders of at least 25% of the voting power of the outstanding capital stock to call a special meeting of shareholders was voted upon. 169,633,759 shares were voted for the proposal, 1,987,487 shares were voted against, 363,991 shares abstained, and there were 24,233,569 broker non-votes.

iv.)	A management proposal to amend the 2004 Employee and Director Equity-Based Compensation Plan was voted upon. 154,575,403 shares were voted for the proposal, 16,914,562 shares were voted against, 495,272 shares abstained, and there were 24,233,569 broker non-votes.

v.)	A management proposal requesting approval of material terms of performance goals under the 2004 Employee and Director Equity-Based Compensation Plan. 167,608,863 shares were voted for the proposal, 3,806,596 shares were voted against, 569,778 shares abstained, and there were 24,233,569 broker non-votes.

vi.)	A shareholder proposal requesting that the Board of Directors take the necessary steps to provide for majority voting in the election of directors was voted upon. 84,399,479 shares were voted for the proposal, 85,629,269 shares were voted against, 1,956,614 shares abstained, and there were 24,233,444 broker non-votes.

vii.)	A shareholder proposal requesting that the Board of Directors take the necessary steps to provide for cumulative voting in the election of directors was voted upon. 57,636,133 shares were voted for the proposal, 112,730,964 shares were voted against, 1,618,265 shares abstained, and there were 24,233,444 broker non-votes.

Item 5.	Other Information
On February 2, 2010, BD amended its By-Laws to permit holders of at least 25% of the voting power of BD’s outstanding capital stock to call a special meeting of shareholders.
On February 2, 2010, BD’s 2004 Employee and Director Equity-Based Compensation Plan was amended to authorize an additional 8,800,000 shares for the issuance of awards under the plan.

Item 6.	Exhibits

Exhibit 3(b)	By-Laws of the registrant, as amended and restated as of February 2, 2010.

Exhibit 10(o)	2004 Employee and Director Equity-Based Compensation Plan, as amended and restated as of November 24, 2009.

Exhibit 31	Certifications of Chief Executive Officer and Chief Financial Officer, pursuant to SEC Rule 13a — 14(a).

Exhibit 32	Certifications of Chief Executive Officer and Chief Financial Officer, pursuant to Rule 13a — 14(b) and Section 1350 of Chapter 63 of Title 18 of the U.S. Code.

Exhibit 101	The following materials from this report, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Becton, Dickinson and Company
(Registrant)

Dated: February 8, 2010

/s/ David V. Elkins David V. Elkins
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/ William A. Tozzi William A. Tozzi
Senior Vice President and Controller
(Chief Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibits

3(b)	By-Laws of the registrant, as amended and restated as of February 2, 2010.

10(o)	2004 Employee and Director Equity-Based Compensation Plan, as amended and restated as of November 24, 2009. (Incorporated by reference to Appendix B of the registrant’s proxy statement relating to the registrant’s 2010 Annual Meeting of Shareholders held February 2, 2010.)

31	Certifications of Chief Executive Officer and Chief Financial Officer, pursuant to SEC Rule 13a — 14(a).

32	Certifications of Chief Executive Officer and Chief Financial Officer, pursuant to Rule 13a - 14(b) and Section 1350 of Chapter 63 of Title 18 of the U.S. Code.

101	The following materials from this report, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.