Form 10-K/A
period 2009-09-30
BECTON DICKINSON & CO
filed 2010-02-09
CIK 10795

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-K/A

(Amendment No. 2)

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

EXPLANATORY NOTE
     On November 25, 2009, Becton Dickinson and Company filed its Annual Report on Form 10-K for the fiscal year ended September 30, 2009 (the “Form 10-K”). This amendment to the Form 10-K is being filed solely to amend the certifications required by Section 1350 of Chapter 63 of Title 18 of the U.S. Code as Exhibit 32, which inadvertently referred to a prior annual report.
     Pursuant to the rules of the Securities and Exchange Commission, currently dated certifications required by Rule 13a-14(a) are filed as Exhibit 31 to this amendment.
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

Dated: February 9, 2010