Form 10-Q
period 2010-03-31
BECTON DICKINSON & CO
filed 2010-05-06
CIK 10795

FORM 10-Q
UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010

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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Shares Outstanding as of March 31, 2010
Common stock, par value $1.00	233,331,366

BECTON, DICKINSON AND COMPANY
FORM 10-Q
For the quarterly period ended March 31, 2010

ITEM 1. FINANCIAL STATEMENTS
BECTON, DICKINSON AND COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
Thousands of dollars

	March 31,	September 30,
	2010	2009
	(Unaudited)
Assets
Current Assets:
Cash and equivalents	$830,688	$1,394,244
Short-term investments	427,414	551,561
Trade receivables, net	1,142,155	1,168,662
Inventories:
Materials	160,337	171,449
Work in process	233,157	223,094
Finished products	772,550	762,219

	1,166,044	1,156,762
Prepaid expenses, deferred taxes and other	373,192	375,725

Total Current Assets	3,939,493	4,646,954

Property, plant and equipment	6,306,797	6,241,329
Less allowances for depreciation and amortization	3,339,120	3,274,700

	2,967,677	2,966,629

Goodwill	764,059	621,872
Core and Developed Technology, Net	296,744	309,990
Other Intangibles, Net	266,621	96,659
Capitalized Software, Net	228,290	197,224
Other	480,508	465,296

Total Assets	$8,943,392	$9,304,624

Liabilities and Shareholders’ Equity

Current Liabilities:
Short-term debt	$200,573	$402,965
Payables and accrued expenses	1,266,893	1,374,128

Total Current Liabilities	1,467,466	1,777,093

Long-Term Debt	1,490,262	1,488,460

Long-Term Employee Benefit Obligations	634,907	782,034

Deferred Income Taxes and Other	201,123	114,325

Commitments and Contingencies	—	—

Shareholders’ Equity:
Common stock	332,662	332,662
Capital in excess of par value	1,581,014	1,485,674
Retained earnings	8,192,151	7,752,831
Deferred compensation	13,852	17,906
Common shares in treasury – at cost	(4,510,440)	(4,073,699)
Accumulated other comprehensive loss	(459,605)	(372,662)

Total Shareholders’ Equity	5,149,634	5,142,712

Total Liabilities and Shareholders’ Equity	$8,943,392	$9,304,624

See notes to condensed consolidated financial statements

BECTON, DICKINSON AND COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Thousands of dollars, except per share data
(Unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2010	2009	2010	2009
Revenues	$1,844,854	$1,724,967	$3,761,628	$3,442,886

Cost of products sold	886,895	829,350	1,806,437	1,625,624
Selling and administrative	426,346	436,359	877,275	842,378
Research and development	101,118	98,588	201,402	195,902

Total Operating Costs and Expenses	1,414,359	1,364,297	2,885,114	2,663,904

Operating Income	430,495	360,670	876,514	778,982

Interest income	9,652	4,312	18,441	5,963
Interest expense	(12,913)	(7,495)	(25,900)	(15,319)

Other income (expense), net	164	(5,701)	(2,189)	3,710

Income From Continuing Operations Before Income Taxes	427,398	351,786	866,866	773,336

Income tax provision	129,673	92,612	253,163	204,743

Income From Continuing Operations	297,725	259,174	613,703	568,593

(Loss) income from Discontinued Operations, net	(94)	2,115	304	4,764

Net Income	$297,631	$261,289	$614,007	$573,357

Basic Earnings per Share:
Income from Continuing Operations	$1.27	$1.08	$2.60	$2.36
(Loss) income from Discontinued Operations	—	0.01	—	0.02

Basic Earnings per Share (A)	$1.26	$1.09	$2.60	$2.38

Diluted Earnings per Share:
Income from Continuing Operations	$1.24	$1.05	$2.53	$2.30
(Loss) income from Discontinued Operations	—	0.01	—	0.02

Diluted Earnings per Share	$1.24	$1.06	$2.53	$2.32

Dividends per Common Share	$0.370	$0.330	$0.740	$0.660

(A)	Total per share amounts may not add due to rounding.
See notes to condensed consolidated financial statements

BECTON, DICKINSON AND COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Thousands of dollars
(Unaudited)

	Six Months Ended
	March 31,
	2010	2009
Operating Activities
Net income	$614,007	$573,357
Less: income from discontinued operations, net	304	4,764

Income from continuing operations	613,703	568,593
Adjustments to income from continuing operations to derive net cash provided by continuing operating activities, net of amounts acquired:
Depreciation and amortization	252,027	233,793
Share-based compensation	52,467	56,470
Deferred income taxes	14,125	6,373
Change in operating assets and liabilities	(141,912)	(271,601)
Pension obligation	(139,337)	(90,090)
Other, net	36,523	19,006

Net Cash Provided by Continuing Operating Activities	687,596	522,544

Investing Activities
Capital expenditures	(229,597)	(223,022)
Capitalized software	(50,369)	(51,253)
Proceeds (purchases) of investments, net	123,633	(16,232)
Acquisitions of businesses, net of cash acquired	(281,367)	—
Other, net	(34,591)	(29,005)

Net Cash Used for Continuing Investing Activities	(472,291)	(319,512)

Financing Activities
Change in short-term debt	(202,196)	(16)
Payments of debt	(49)	(192)
Repurchase of common stock	(450,000)	(341,518)
Excess tax benefits from payments under share-based compensation plans	17,591	9,633
Dividends paid	(174,232)	(158,706)
Issuance of common stock and other, net	31,258	11,246

Net Cash Used for Continuing Financing Activities	(777,628)	(479,553)

Discontinued Operations
Net cash (used for) provided by operating activities	(1,061)	1,415
Net cash used for investing activities	—	(169)

Net Cash (Used for) Provided by Discontinued Operations	(1,061)	1,246

Effect of exchange rate changes on cash and equivalents	(172)	(12,490)

Net decrease in cash and equivalents	(563,556)	(287,765)

Opening Cash and Equivalents	1,394,244	830,477

Closing Cash and Equivalents	$830,688	$542,712

See notes to condensed consolidated financial statements

BECTON, DICKINSON AND COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Dollar and share amounts in thousands, except per share data
March 31, 2010
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
Note 2 – Accounting Changes
The Company implemented the revised business combination rules for acquisitions occurring after October 1, 2009. Under the new rules, acquired in-process research and development assets will be recorded as indefinite-lived intangible assets until projects are completed or abandoned and acquisition-related costs are expensed as incurred. Disclosures required under the revised business combination rules relating to the Company’s acquisition of HandyLab, Inc., on November 19, 2009, are provided in Note 9.
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
Note 3 – Comprehensive Income
Comprehensive income was comprised of the following:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2010	2009	2010	2009
Net Income	$297,631	$261,289	$614,007	$573,357
Other Comprehensive (Loss) Income,
Net of Tax
Foreign currency translation adjustments	(167,565)	(144,516)	(146,233)	(283,993)
Benefit plans adjustment	8,059	3,097	16,118	6,194
Unrealized losses on investments, net of amounts reclassified	—	(37)	—	(66)
Unrealized gains (losses) on cash flow hedges, net of amounts realized	37,728	4,803	43,172	(5,097)

	(121,778)	(136,653)	(86,943)	(282,962)

Comprehensive Income	$175,853	$124,636	$527,064	$290,395

The losses recorded as foreign currency translation adjustments for the three months ended March 31, 2010 and March 31, 2009, as well as for the six months ended March 31, 2010 and March 31, 2009, are mainly attributable to the strengthening of the U.S. dollar against the Euro during these periods.
Note 4 — Earnings per Share
The weighted average common shares used in the computations of basic and diluted earnings per share (shares in thousands) were as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2010	2009	2010	2009
Average common shares outstanding	235,325	240,239	236,353	241,330
Dilutive share equivalents from share-based plans	5,538	5,651	5,974	6,106

Average common and common equivalent shares outstanding – assuming dilution	240,863	245,890	242,327	247,436

Note 5 – Contingencies
Given the uncertain nature of litigation generally, the Company is not able in all cases to estimate the amount or range of loss that could result from an unfavorable outcome of the litigation to which the Company is a party. In accordance with U.S. generally accepted accounting principles, the Company establishes accruals to the extent probable future losses are estimable (in the case of environmental matters, without considering possible third-party recoveries). In view of the uncertainties discussed below, the Company could incur charges in excess of any currently established accruals and, to the extent available, excess liability insurance. In the opinion of management, any such future charges, individually or in the aggregate, could have a material adverse effect on the Company’s consolidated results of operations and consolidated cash flows.
The Company is named as a defendant in five purported class action suits brought on behalf of direct purchasers of the Company’s products, such as distributors, alleging that the Company violated federal antitrust laws, resulting in the charging of higher prices for the Company’s products to the plaintiff and other purported class members. The cases filed are as follows:

Case	Court	Date Filed
Louisiana Wholesale Drug Company, Inc., et. al. vs. Becton Dickinson and Company	U.S. District Court, Newark, New Jersey	March 25, 2005

SAJ Distributors, Inc. et. al. vs. Becton Dickinson & Co.	U.S. District Court, Eastern District of Pennsylvania	September 6, 2005

Dik Drug Company, et. al. vs. Becton, Dickinson and Company	U.S. District Court, Newark, New Jersey	September 12, 2005

American Sales Company, Inc. et. al. vs. Becton, Dickinson & Co.	U.S. District Court, Eastern District of Pennsylvania	October 3, 2005

Park Surgical Co. Inc. et. al. vs. Becton, Dickinson and Company	U.S. District Court, Eastern District of Pennsylvania	October 26, 2005
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

The Company is also named as a defendant in four purported class action suits brought on behalf of indirect purchasers of the Company’s products, alleging that the Company violated federal and state antitrust laws, resulting in the charging of higher prices for the Company’s products to the plaintiff and other purported class members. The cases filed are as follows:

Case	Court	Date Filed
Jabo’s Pharmacy, Inc., et. al. v. Becton Dickinson & Company	U.S. District Court, Greenville, Tennessee	June 7, 2005

Drug Mart Tallman, Inc., et. al. v. Becton Dickinson and Company	U.S. District Court, Newark, New Jersey	January 17, 2006

Medstar v. Becton Dickinson	U.S. District Court, Newark, New Jersey	May 18, 2006

The Hebrew Home for the Aged at Riverdale v. Becton Dickinson and Company	U.S. District Court, Southern District of New York	March 28, 2007
A fifth purported class action on behalf of indirect purchasers, International Multiple Sclerosis Management Practice v. Becton Dickinson & Company (U.S. District Court, Newark, New Jersey), filed on April 5, 2007 was voluntarily withdrawn by the plaintiff.
The plaintiffs in each of the above antitrust class action lawsuits seek monetary damages. All of the antitrust class action lawsuits have been consolidated for pre-trial purposes in a Multi-District Litigation (MDL) in Federal court in New Jersey.
On April 27, 2009, the Company entered into a settlement agreement with the direct purchaser plaintiffs in these actions. Under the terms of the settlement agreement, which is subject to preliminary and final approval by the court following notice to potential class members, the Company will pay $45,000 into a settlement fund in exchange for a release by all potential class members of the direct purchaser claims related to the products and acts enumerated in the Complaint, as well as a dismissal of the case with prejudice. The release would not cover potential class members that affirmatively opt out of the settlement. No settlement has been reached to date with the indirect purchaser plaintiffs in these cases, which will continue to the extent these cases relate to their claims. On May 7, 2009, certain indirect purchaser plaintiffs in the litigation, who are not parties to the settlement, filed a motion with the court seeking to enjoin the consummation of the settlement agreement on the grounds that, among other things, the court had not yet ruled on the issue of which plaintiffs have direct purchaser standing. The Court has not yet scheduled a hearing on the indirect plaintiffs’ motions regarding direct purchaser standing and the proposed injunction of the settlement.
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
On May 28, 2004, Therasense, Inc. (“Therasense”) filed suit against the Company (Therasense, Inc. and Abbott Laboratories v. Nova Biomedical Corporation and Becton, Dickinson and Company (Case Number: C 04-02123 WDA, U.S. District Court, Northern District of California)) asserting that the Company’s blood glucose monitoring products (a product line no longer sold by the Company) infringe four patents and seeking money damages. On August 10, 2004, in response to a motion filed by Therasense in the U.S. District Court for the District of Massachusetts, the court transferred to the U.S. District Court in California an action previously filed by the Company against Therasense requesting a declaratory judgment that the Company’s products do not infringe the patents and that the patents are invalid. On April 4, 2008, the District Court granted the Company summary judgment with respect to two of the patents asserted against the Company, finding no infringement by the Company. On June 24, 2008, the District Court ruled that a third patent asserted against the Company was invalid based on obviousness, and unenforceable due to inequitable conduct. On August 8, 2008, a jury delivered a verdict in the Company’s favor, finding that the last of the four patents asserted against the Company was invalid. On January 25, 2010, the U.S. Court of Appeals for the Federal Circuit upheld the findings at the District Court. The plaintiffs requested an en banc rehearing solely on the issue of inequitable conduct, and on April 26, 2010, the U.S. Court of Appeals for the Federal Circuit granted such request. The rehearing on the lower court’s finding on inequitable conduct will not affect the lower court findings of non-infringement and invalidity. From the Company’s standpoint, the only remaining issue is the award of attorneys fees to the defendants based on the finding of inequitable conduct.
On October 19, 2009, Gen-Probe Incorporated (“Gen-Probe”) filed a patent infringement action against BD in the U.S. District Court for the Southern District of California. The complaint alleges that the BD Viper™ and BD Viper™ XTR™ systems, and BD ProbeTec™ specimen collection products infringe eight U.S. patents of Gen-Probe. On March 23, 2010, Gen-Probe filed a complaint, also in the U.S. District Court for the Southern District of California, alleging that the BD MaxTM instrument infringes four Gen-Probe patents. Additional disclosures regarding this instrument are provided in Note 9. The patents alleged to be infringed are a subset of the eight Gen-Probe patents asserted against in the October 2009 suit. In each case, Gen-Probe is seeking monetary damages and injunctive relief.
On September 19, 2007, the Company was served with a qui tam complaint filed by a private party against the Company in the U.S. District Court, Northern District of Texas, alleging violations of the Federal False Claims Act (“FCA”) and the Texas False Claims Act (the “TFCA”) (U.S. ex rel Fitzgerald v. BD et al. (Civil Action No. 3:03-CV-1589, U.S. District Court, Northern District of Texas). The suit alleges that a group purchasing organization’s practices with its suppliers, including the Company, inflated the costs of healthcare reimbursement. In April 2010, the Company, with the consent of the government, settled this matter for $1,550, and the matter was dismissed with prejudice.
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

Gains and losses associated with these foreign currency translation hedges are reported in segment revenues based upon their proportionate share of these international sales of U.S.-produced products. Financial information for the Company’s segments was as follows:

	Three Months Ended			Six Months Ended
	March 31,			March 31,
	2010	2009		2010	2009
Revenues (A)
Medical	$967,078	$881,487		$1,985,704	$1,756,677
Diagnostics	555,672	539,640		1,151,147	1,079,831
Biosciences	322,104	303,840		624,777	606,378

	$1,844,854	$1,724,967		$3,761,628	$3,442,886

Segment Operating Income
Medical	$280,342	$248,651		$599,446	$507,448

Diagnostics	143,685	141,266		306,086	295,801
Biosciences	97,230	92,147		182,696	191,836

Total Segment Operating Income	521,257	482,064		1,088,228	995,085
Unallocated Items (B)	(93,859)	(130,278)	(C)	(221,362)	(221,749	)(C)

Income from Continuing Operations Before Income Taxes	$427,398	$351,786		$866,866	$773,336

(A)	Intersegment revenues are not material.

(B)	Includes primarily interest, net; foreign exchange; corporate expenses; and share-based compensation expense.

(C)	Includes charge associated with the pending settlement with the direct purchaser plaintiffs (which includes BD’s distributors) in the antitrust class actions.

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2010	2009	2010	2009
Revenues by Organizational Units
BD Medical
Medical Surgical Systems	$506,089	$472,583	$1,066,112	$953,085
Diabetes Care	187,986	168,392	389,507	348,398
Pharmaceutical Systems	252,383	221,150	488,357	415,931
Ophthalmic Systems	20,620	19,362	41,728	39,263

	$967,078	$881,487	$1,985,704	$1,756,677

BD Diagnostics
Preanalytical Systems	$287,670	$278,465	$587,837	$556,619
Diagnostic Systems	268,002	261,175	563,310	523,212

	$555,672	$539,640	$1,151,147	$1,079,831

BD Biosciences
Cell Analysis	$242,475	$230,993	$473,812	$460,514
Discovery Labware	79,629	72,847	150,965	145,864

	$322,104	$303,840	$624,777	$606,378

	$1,844,854	$1,724,967	$3,761,628	$3,442,886

Revenues by the geographic areas were as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2010	2009	2010	2009
Total Revenues
United States	$810,233	$764,155	$1,683,459	$1,559,636
International	1,034,621	960,812	2,078,169	1,883,250

	$1,844,854	$1,724,967	$3,761,628	$3,442,886

Note 7 – Share-Based Compensation
The Company grants share-based awards under the 2004 Employee and Director Equity-Based Compensation Plan (the “2004 Plan”), which provides long-term incentive compensation to employees and directors. The Company believes such awards align the interests of its employees and directors with those of its shareholders.
The fair value of share-based payments is recognized as compensation expense in net income. For the three months ended March 31, 2010 and 2009, compensation expense charged to income was $17,147 and $22,709, respectively. For the six months ended March 31, 2010 and 2009, compensation expense was $52,467 and $56,470, respectively. Share-based compensation attributable to discontinued operations was not material.
The amount of unrecognized compensation expense for all non-vested share-based awards as of March 31, 2010 was approximately $135,175, which is expected to be recognized over a weighted-average remaining life of approximately 2.5 years.
The fair values of stock appreciation rights granted during the annual share-based grants in November of 2009 and 2008, respectively, were estimated on the date of grant using a lattice-based binomial valuation model based on the following assumptions:

	2010	2009
Risk-free interest rate	2.60%	2.73%
Expected volatility	28.00%	28.00%
Expected dividend yield	1.96%	2.11%
Expected life	6.5 years	6.5 years
Fair value derived	$19.70	$16.11
Note 8 – Benefit Plans
The Company has defined benefit pension plans covering substantially all of its employees in the United States and certain foreign locations. The Company also provides certain postretirement healthcare and life insurance benefits to qualifying domestic retirees. Other postretirement benefit plans in foreign countries are not material.

Net pension and postretirement cost included the following components for the three months ended March 31:

			Other Postretirement
	Pension Plans		Benefits
	2010	2009	2010	2009
Service cost	$18,398	$13,389	$1,254	$863
Interest cost	22,940	21,871	3,551	3,808
Expected return on plan assets	(25,156)	(21,208)	—	—
Amortization of prior service (credit) cost	(270)	(286)	1	(115)
Amortization of loss (gain)	10,492	4,415	855	(37)

	$26,404	$18,181	$5,661	$4,519

Net pension and postretirement cost included the following components for the six months ended March 31:

			Other Postretirement
	Pension Plans		Benefits
	2010	2009	2010	2009
Service cost	$36,711	$26,328	$2,503	$1,726
Interest cost	45,776	43,006	7,095	7,615
Expected return on plan assets	(50,198)	(41,702)	—	—
Amortization of prior service (credit) cost	(540)	(562)	2	(231)
Amortization of loss (gain)	20,938	8,681	1,704	(73)

Net pension and postretirement cost	$52,687	$35,751	$11,304	$9,037

Postemployment benefit costs for the three months ended March 31, 2010 and 2009 were $5,467 and $4,502, respectively. For the six months ended March 31, 2010 and 2009, postemployment benefit costs were $10,934 and $9,003, respectively.

Note 9 – Acquisition
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
The acquisition was accounted for under the acquisition method of accounting for business combinations and HandyLab’s results of operations were included in the Diagnostics segment’s results as of the acquisition date. Pro forma information was not provided as the acquisition did not have a material effect on the Company’s consolidated results. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date. These fair values are based upon the information available as of March 31, 2010 and may be adjusted should further information regarding events or circumstances existing at the acquisition date become available.

Acquired in-process research and development	$169,000
Deferred tax assets	22,330
Other	8,843

Total identifiable assets acquired	200,173

Deferred tax liabilities	(64,220)
Other	(6,468)

Total liabilities assumed	(70,688)

Net identifiable assets acquired	129,485

Goodwill	148,125

Net assets acquired	$277,610

The acquired in-process research and development assets of $169,000 consisted of two projects that were still in development at the acquisition date: Platform technology for $26,000 and Jaguar Plus technology for $143,000. The Platform technology is incorporated into an automated platform that performs molecular diagnostics on certain specimens. The Jaguar Plus technology incorporates the Platform technology as well as additional technology to perform assays or molecular tests. The fair values of these projects were determined based on the present value of projected cash flows utilizing an income approach reflecting an appropriate risk-adjusted discount rate based on the applicable technological and commercial risk of each project.
The $148,125 of goodwill was allocated to the Diagnostics segment. The primary item that generated goodwill is the value of the Company’s access to HandyLab’s flexible automated platform and expected synergies. No portion of this goodwill is expected to be deductible for tax purposes. The Company recognized $2,500 of acquisition related costs that were expensed in the current period and reported in the Condensed Consolidated Statements of Income as Selling and administrative.
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
Note 10 – Divestiture
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
Results of discontinued operations were as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2010	2009	2010	2009
Revenues	$134	$15,831	$656	$31,416

(Loss) income from discontinued operations before income taxes	(148)	2,726	403	6,229
Less income tax (benefit) provision	(54)	611	99	1,465

(Loss) income from discontinued operations, net	$(94)	$2,115	$304	$4,764

Note 11 –Intangible Assets
Intangible assets consisted of:

	March 31, 2010		September 30, 2009
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Amortized intangible assets
Core and developed technology	$540,319	$243,575	$539,674	$229,684
Patents, trademarks, and other	320,821	225,969	312,430	218,531

	$861,140	$469,544	$852,104	$448,215

Unamortized intangible assets
Acquired in-process research and development	$169,000		$—
Trademarks	2,769		2,760

	$171,769		$2,760

Intangible amortization expense for the three months ended March 31, 2010 and 2009 was $12,157 and $11,608, respectively. Intangible amortization expense for the six months ended March 31, 2010 and 2009 was $24,492 and $23,331, respectively.
Note 12 — Derivative Instruments and Hedging Activities
The Company uses derivative instruments to mitigate certain exposures. The effects these derivative instruments and hedged items have on financial position, financial performance, and cash flows are provided below.
Foreign Currency Risks and Related Strategies
The Company has foreign currency exposures throughout Europe, Asia Pacific, Canada, Japan and Latin America. The Company partially hedges forecasted export sales denominated in foreign currencies using forward and option contracts, generally with one-year terms. The Company’s hedging program has been designed to mitigate exposures resulting from movements of the U.S. dollar, from the beginning of a reporting period, against other foreign currencies. The Company’s strategy is to offset the changes in the present value of future foreign currency revenue resulting from these movements with either gains or losses in the fair value of foreign currency derivative contracts. Forward contracts were used to hedge forecasted sales in fiscal years 2010 and 2009.
The Company designates forward contracts used to hedge these certain forecasted sales denominated in foreign currencies as cash flow hedges. Changes in the effective portion of the fair value of the Company’s forward contracts that are designated and qualify as cash flow hedges (i.e., hedging the exposure to variability in expected future cash flows that is attributable to a particular risk) are included in Other comprehensive income (loss) until the hedged transactions are reclassified in earnings. These changes result from the maturity of derivative instruments as well as the commencement of new derivative instruments. The changes also reflect movements in the period-end foreign exchange rates against the spot rates at the time the

Company enters into any given derivative instrument contract. Once the hedged revenue transaction occurs, the gain or loss on the contract is recognized from Accumulated other comprehensive income (loss) to Revenues. The Company records the premium or discount of the forward contracts, which is included in the assessment of hedge effectiveness, to Revenues.
At March 31, 2010, the Company expected to reclassify $1,093, net of tax, of net losses on foreign currency exchange instruments from Accumulated other comprehensive income (loss) to Revenues during the next six months due to actual and forecasted export sales. The Company currently has not entered into contracts to hedge cash flows in fiscal year 2011. In the event the revenue transactions underlying a derivative instrument are no longer probable of occurring, accounting for the instrument under hedge accounting must be discontinued. Gains and losses previously recognized in Other comprehensive income (loss) must be reclassified into Other income (expense). If only a portion of the revenue transaction underlying a derivative instrument is no longer probable of occurring, only the portion of the derivative relating to those revenues would no longer be eligible for hedge accounting.
Transactional currency exposures that arise from entering into transactions, generally on an intercompany basis, in non-hyperinflationary countries that are denominated in currencies other than the functional currency are mitigated primarily through the use of forward contracts and currency options. Hedges of the transactional foreign exchange exposures resulting primarily from intercompany payables and receivables are undesignated hedges. As such, the gains or losses on these instruments are recognized immediately in income. The offset of these gains or losses against the gains and losses on the underlying hedged items, as well as the hedging costs associated with the derivative instruments, are recognized in Other income (expense).
The total notional amounts of the Company’s outstanding foreign exchange contracts as of March 31, 2010 and September 30, 2009 were $1,925,341 and $2,601,109, respectively.
Interest Rate Risks and Related Strategies
The Company’s primary interest rate exposure results from changes in short-term U.S. dollar interest rates. The Company’s policy is to manage interest cost using a mix of fixed and variable rate debt. The Company periodically uses interest rate swaps to manage such exposures. Under these interest rate swaps, the Company exchanges, at specified intervals, the difference between fixed and floating interest amounts calculated by reference to an agreed-upon notional principal amount. These swaps are designated as either fair value or cash flow hedges.
For interest rate swaps designated as fair value hedges (i.e., hedges against the exposure to changes in the fair value of an asset or a liability or an identified portion thereof that is attributable to a particular risk), changes in the fair value of the interest rate swaps offset changes in the fair value of the fixed rate debt due to changes in market interest rates.
Changes in the fair value of the interest rate swaps designated as cash flow hedges (i.e., hedging the exposure to variability in expected future cash flows that is attributable to a particular risk) are offset by amounts recorded in Other comprehensive income (loss). If interest rate derivatives designated as cash flow hedges are terminated, the balance in Accumulated other comprehensive income (loss) attributable to those derivatives is reclassified into earnings over the remaining life of the hedged debt. The amounts, related to terminated interest rate swaps, expected to be reclassified and recorded in Interest expense within the next 12 months is $1,243, net of tax.

As of March 31, 2010 and September 30, 2009, the total notional amounts of the Company’s outstanding interest rate swaps designated as fair value hedges were $200,000 and $400,000, respectively. The current year’s outstanding swap represents a fixed-to-floating rate swap agreement that was entered into to convert the interest payments on $200,000 in 4.55% notes, due April 15, 2013, from the fixed rate to a floating interest rate based on LIBOR. The Company had no outstanding interest rate swaps designated as cash flow hedges as of March 31, 2010.
Commodity Price Risks and Related Strategies
The Company also manages risks associated with certain forecasted commodity purchases by using forward contracts. In 2009, the Company entered into a commodity forward contract on ethane to manage the price risk associated with forecasted purchases of polyethylene used in the Company’s manufacturing process. The contract was designated as a cash flow hedge and once hedged commodity purchases occurred, the gain or loss on the contract was recognized from Accumulated other comprehensive income (loss) to Cost of products sold. The ethane forward contract matured in the first quarter 2010 and as such, there were no unrecognized amounts relating to this contract recorded in Accumulated other comprehensive income (loss) as of March 31, 2010. The notional amount of the Company’s commodity contracts at September 30, 2009 was 206,000 gallons of ethane.
Risk Exposures Not Hedged
The Company purchases resins, which are oil-based components used in the manufacture of certain products. While the Company has been able to hedge certain purchases of polyethylene, the Company does not currently use any hedges to manage the risk exposures related to other resins. Significant increases in world oil prices that lead to increases in resin purchase costs could impact future operating results.

Effects on Consolidated Balance Sheets
The location and amounts of derivative instrument fair values in the consolidated balance sheet are segregated below between designated, qualifying hedging instruments and ones that are not designated under for hedge accounting.

	March 31,	September 30,
	2010	2009
Asset derivatives-designated for hedge accounting
Forward exchange contracts	$12,479	$618
Interest rate swaps	3,660	1,971

Total asset derivatives-designated for hedge accounting	$16,139	$2,589

Asset derivatives-undesignated for hedge accounting
Forward exchange contracts	$4,155	$12,575

Total asset derivatives (A)	$20,294	$15,164

Liability derivatives-designated for hedge accounting
Forward exchange contracts	$11,288	$70,980
Commodity forward contracts	—	6

Total liability derivatives-designated for hedge accounting	$11,288	$70,986

Liability derivatives-undesignated for hedge accounting
Forward exchange contracts	$7,983	$18,490

Total liability derivatives (B)	$19,271	$89,476

(A)	All asset derivatives are included in Prepaid expenses, deferred taxes and other.

(B)	All liability derivatives are included in Accrued expenses.

Effects on Consolidated Statements of Income
Cash flow hedges
The location and amount of gains and losses on designated derivative instruments recognized in the consolidated statement of income for the three months ended March 31 consisted of:

				Gain (Loss)
	Gain (Loss)			Reclassified from
	Recognized in OCI on			Accumulated OCI into
	Derivatives		Location of Gain (Loss)	Income
Derivatives Accounted for as	Three Months Ended		Reclassified from	Three Months Ended
Designated Cash Flow Hedging	March 31,		Accumulated OCI into	March 31,
Relationships	2010	2009	Income	2010	2009
Forward exchange contracts	$37,419	$4,582	Revenues	$(26,631)	$33,084
Currency options	—	—	Revenues	—	—
Interest rate swaps	309	273	Interest expense	(499)	(441)
Commodity forward contracts	—	(52)	Cost of sales	—	(62)

Total	$37,728	$4,803		$(27,130)	$32,581

The location and amount of gains and losses on designated derivative instruments recognized in the consolidated statement of income for the six months ended March 31 consisted of:

				Gain (Loss)
	Gain (Loss)			Reclassified from
	Recognized in OCI on			Accumulated OCI into
	Derivatives		Location of Gain (Loss)	Income
Derivatives Accounted for as	Six Months Ended		Reclassified from	Six Months Ended
Designated Cash Flow Hedging	March 31,		Accumulated OCI into	March 31,
Relationships	2010	2009	Income	2010	2009
Forward exchange contracts	$42,532	$(5,428)	Revenues	$(41,198)	$65,801
Currency options	—	—	Revenues	—	—
Interest rate swaps	618	546	Interest expense	(996)	(881)
Commodity forward contracts	22	(215)	Cost of sales	(35)	(62)

Total	$43,172	$(5,097)		$(42,229)	$64,858

The Company’s designated derivative instruments are perfectly effective. As such, there were no gains or losses, related to hedge ineffectiveness and amounts excluded from hedge effectiveness testing, recognized immediately in income for the three-month and six-month periods ending March 31, 2010.

Fair value hedge
The location and amount of gains or losses on the hedged fixed rate debt attributable to changes in the market interest rates and the offsetting gain (loss) on the related interest rate swaps were as follows:

	Gain/(Loss) on Swaps				Gain/(Loss) on Borrowings
	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
Income Statement	March 31,		March 31,		March 31,		March 31,
Classification	2010	2009	2010	2009	2010	2009	2010	2009
Other income (expense) (A)	$2,366	$(2,199)	$1,689	$(791)	$(2,366)	$2,199	$(1,689)	$791

(A)	Changes in the fair value of the interest rate swaps offset changes in the fair value of the fixed rate debt due to changes in market interest rates. There was no hedge ineffectiveness relating to this interest rate swaps.
Undesignated hedges
The location and amount of gains and losses recognized in income on derivatives not designated for hedge accounting were as follows:

		Amount of Gain (Loss) Recognized in Income on Derivative
	Location of Gain (Loss)	Three Months Ended		Six Months Ended
Derivatives Not Designated as	Recognized in Income	March 31,		March 31,
Hedging Instruments	on Derivatives	2010	2009	2010	2009
Forward exchange contracts (B)	Other income (expense)	$(21,158)	$20,966	$(25,594)	$24,875

(B)	The gains and losses on forward contracts and currency options utilized to hedge the intercompany transactional foreign exchange exposures are largely offset by gains and losses on the underlying hedged items in Other income (expense).

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
The fair values of financial instruments, including those not recognized on the statement of financial position at fair value, carried at March 31, 2010 are classified in accordance with the fair value hierarchy in the table below:

		Basis of Fair Value Measurement
		Quoted Prices in	Significant
		Active Markets	Other	Significant
	Carrying	for Identical	Observable	Unobservable
	Value	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)
Assets
Institutional money market investments	$87,314	$87,314	$—	$—
Forward exchange contracts	16,634	—	16,634	—
Interest rate swaps	3,660	—	3,660	—

Total Assets	$107,608	$87,314	$20,294	$—

Liabilities
Forward exchange contracts	$19,271	$—	$19,271	$—
Long-term debt	1,490,262	—	1,541,348	—

Total Liabilities	$1,509,533	$—	$1,560,619	$—

The Company’s institutional money market accounts permit daily redemption and the fair values of these investments are based upon the quoted prices in active markets provided by the holding financial institutions. The Company’s remaining cash equivalents totaling $743,374 and short-term investments are held to their maturities and are carried at cost, which approximates fair value. The cash equivalents consist of liquid investments with a maturity of three months or less and the short-term investments consist of instruments with maturities greater than three months and less than one year. The Company measures the fair value of forward exchange contracts and currency options using an income approach with significant observable inputs, specifically spot currency rates, market designated forward currency prices and a discount rate. The fair value of interest rate swaps are provided by the financial institutions that are counterparties to these arrangements. The fair value of long-term debt is based upon quoted prices in active markets for similar instruments.
The Company’s policy is to recognize any transfers into fair value measurement hierarchy levels and transfers out of levels at the beginning of each reporting period. There were no transfers in and out of Level 1, Level 2 or Level 3 measurements for the three and six months ended March 31, 2010.

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
Overview of Financial Results
BD reported second quarter revenues of $1.845 billion, representing an increase of 7% from the same period a year ago, and reflecting volume increases of approximately 7%, favorable foreign currency translation of less than 1% and price decreases of less than 1%. Solid revenue growth in the Medical segment and continued improvement in Biosciences revenues offset lower than expected growth in Diagnostics segment revenues. Sales in the United States of safety-engineered devices in the second quarter of 2010 were $269 million, representing a 5% increase from the prior year’s period. International sales of safety-engineered devices of $149 million in the second quarter of 2010 grew 9% above such sales in the prior year’s period, after taking into account a 3% favorable impact due to foreign currency translation, net of hedge losses. Overall, second quarter international revenues were $1.035 billion, representing an increase of 8% above the prior year’s period, after taking into account an estimated 1% favorable impact due to foreign currency translation, net of hedge losses.
The recently-enacted U.S. healthcare reform legislation contains certain tax provisions that will affect BD. The most significant impact is the medical device excise tax which imposes a 2.3% tax on certain U.S. sales of medical devices, beginning in January 2013. Sales of BD products which we estimate to be subject to this tax represented approximately 80% of BD’s total U.S. revenues in fiscal year 2009. In addition, the new legislation included a tax provision that eliminated the employer deduction of the Medicare Part D retiree drug subsidy, and, as a result, we have recorded a charge of $8.9 million, or $0.04 per share, in the second quarter of fiscal year 2010.
As further discussed in our 2009 Annual Report on Form 10-K, we face currency exposure each reporting period that arises from translating the results of our worldwide operations to the U.S. dollar at exchange rates that fluctuate from the beginning of such period. From time to time, we purchase forward contracts to partially protect against adverse foreign exchange rate movements. Gains or losses on our derivative instruments are largely offset by the gains or losses on the underlying hedged transactions. We do not enter into derivative instruments for trading or speculative purposes. During the first quarter of 2010, the U.S. dollar weakened against most foreign currencies, primarily the Euro, compared with rates during the first quarter of 2009. During the second quarter, the U.S. dollar strengthened against foreign currencies, particularly the Euro; however, over the six-month period, revenues were favorably impacted by foreign currency translation. The favorable impact was partially offset by hedge losses, recorded in Revenues, resulting from our hedging activities. For further discussion refer to Note 12 in the Notes to Condensed Consolidated Financial Statements.
Comparisons of income from continuing operations between 2010 and 2009 are affected by the following items that are reflected in our 2010 and 2009 results:
•	During the second quarter of fiscal year 2010, we recorded a non-cash charge of $8.9 million, or $0.04 diluted earnings per share from continuing operations, related to healthcare reform impacting Medicare Part D reimbursements.

•	During the second quarter of fiscal year 2009, we recorded a charge of $45 million, or $0.11 diluted earnings per share from continuing operations, associated with the pending settlement with the direct purchaser plaintiffs (which includes BD’s distributors) in certain antitrust class actions.
Results of Operations
Revenues
Refer to Note 6 in the Notes to Condensed Consolidated Financial Statements for segment financial data.
Medical Segment
The following is a summary of second quarter revenues by organizational unit:

	Three months ended March 31,
				Estimated
				Foreign
			Total	Exchange
(millions of dollars)	2010	2009	Change	Impact

Medical Surgical Systems	$506	$473	7.1%	2.5%
Diabetes Care	188	168	11.6%	1.4%
Pharmaceutical Systems	252	221	14.1%	1.1%
Ophthalmic Systems	21	19	6.5%	(1.0%)

Total Revenues	$967	$881	9.7%	1.9%

Second quarter revenues of $967 million represented an increase of $86 million, or 10%, compared with the prior year’s quarter, including an estimated $17 million, or 2%, favorable impact due to foreign currency translation, net of hedge losses. Strong growth of Diabetes Care revenues was primarily attributable to pen needle sales. Pharmaceutical Systems revenue growth reflected strong product sales in Western Europe and Asia-Pacific, including new product launches. Global sales of safety-engineered products were $200 million, as compared with $184 million in the prior year’s quarter, and included a $2 million favorable impact due to foreign currency translation, net of hedge losses. For the six-month period ended March 31, 2010, global sales of safety-engineered products were $429 million, as compared with $376 million in the prior year’s period, and included a $6 million favorable impact due to foreign currency translation, net of hedge losses. Total Medical Segment revenues for the six-month period ended

March 31, 2010 increased by 13% from the prior-year six-month period, including a 3% favorable impact from foreign currency translation, net of hedge losses.
Diagnostics Segment
The following is a summary of second quarter revenues by organizational unit:

	Three months ended March 31,
				Estimated
				Foreign
			Total	Exchange
(millions of dollars)	2010	2009	Change	Impact

Preanalytical Systems	$288	$278	3.3%	0.9%
Diagnostic Systems	268	261	2.6%	(0.5%)

Total Revenues *	$556	$540	3.0%	0.3%

*	Amounts may not add due to rounding
Second quarter revenues of $556 million represented an increase of $16 million, or 3%, over the prior year’s quarter, including an estimated $2 million, or less than 1%, favorable impact due to foreign currency translation, net of hedge losses. Segment revenue growth was adversely impacted by a reduction in lab testing and a decline in flu-related testing due to an exceptionally mild flu season. The Diagnostic Systems unit experienced strong growth in sales of cancer diagnostic products and STD product platforms. Global sales of safety-engineered products in the Preanalytical Systems unit totaled $218 million, compared with $208 million in the prior year’s quarter, and included a $1 million favorable impact due to foreign currency translation, net of hedge losses. For the six-month period ended March 31, 2010, global sales of safety-engineered products in the Preanalytical Systems unit were $444 million as compared with $419 million in the prior year’s period, and included a $5 million favorable impact due to foreign currency translation, net of hedge losses. Total Diagnostics Segment revenues for the six-month period ended March 31, 2010 increased by 7% from the prior-year six-month period, including a 1% favorable impact from foreign currency translation, net of hedge losses.
Biosciences Segment
The following is a summary of second quarter revenues by organizational unit:

	Three months ended March 31,
				Estimated
				Foreign
			Total	Exchange
(millions of dollars)	2010	2009	Change	Impact

Cell Analysis	$242	$231	5.0%	(4.0%)
Discovery Labware	80	73	9.3%	(3.1%)

Total Revenues	$322	$304	6.0%	(3.8%)

Second quarter revenues of $322 million represented an increase of $18 million, or 6%, over the prior year’s quarter, including an estimated $12 million, or 4%, unfavorable impact due to foreign currency translation, inclusive of hedge losses. Solid U.S. growth was driven by research instrument and reagent sales as well as key customer purchases benefiting Discovery Labware. Cell Analysis experienced strong instrument growth in Japan resulting from supplemental government funding for stem cell research For the six-month period ended March 31, 2010, total Biosciences Segment revenues increased by 3% from the prior-year period, including a 2% unfavorable impact from foreign currency translation, which includes hedge losses. Biosciences revenues reflected a larger portion of our hedge losses than the Medical and Diagnostics segments, as these losses are allocated to the segments based on their proportionate share of international sales of U.S.-produced products. For this reason, foreign currency translation had an unfavorable impact on Biosciences revenues for the quarter and six-month period.
Segment Operating Income
Medical Segment
Segment operating income for the second quarter was $280 million, or 29.0% of Medical revenues, compared with $249 million, or 28.2% of segment revenues, in the prior year’s quarter. Gross profit margin was higher in the current quarter than the second quarter of 2009 due to higher sales of products with higher gross margins and decreases in certain raw material costs. These favorable impacts on gross profit margin were offset by unfavorable foreign currency translation, including hedge losses, as well as higher manufacturing start-up costs and higher pension costs allocated to the segment. See further discussion on gross profit margin below. Selling and administrative expense as a percent of Medical revenues in the second quarter of 2010 was lower than the comparable amount in the second quarter of 2009, as continued spending controls more than offset unfavorable foreign currency translation. Research and development expenses for the quarter increased $2 million, or 5.5% above the prior year’s period, reflecting increased investment in new products and platforms. Segment operating income for the six-month period was $599 million, or 30.2% of Medical revenues, compared with $507 million, or 28.9% in the prior year’s period.
Diagnostics Segment
Segment operating income for the second quarter was $144 million, or 25.9% of Diagnostics revenues, compared with $141 million, or 26.2% of segment revenues, in the prior year’s quarter. Gross profit margin was lower in the current quarter compared with the prior year’s quarter due to unfavorable foreign currency translation, including hedge losses. Higher pension costs allocated to the segment also contributed to the decrease from the prior period. These unfavorable impacts on gross profit margin were partially offset by decreases in certain raw material costs. See further discussion on gross profit margin below. Selling and administrative expense as a percentage of Diagnostics revenues in the second quarter of 2010 slightly increased above the comparable amount in the second quarter of 2009, due to unfavorable foreign currency translation. Research and development expenses in the second quarter of 2010 were flat compared with the prior year’s period. Segment operating income for the six-month period was $306 million, or 26.6% of Diagnostics revenues, compared with $296 million, or 27.4% in the prior year’s period.
Biosciences Segment
Segment operating income for the second quarter was $97 million, or 30.2% of Biosciences revenues, compared with $92 million, or 30.3% of segment revenues, in the prior year’s quarter. Gross profit margin was lower in the current quarter than the second quarter of 2009 primarily due to the unfavorable impact of foreign currency translation, including hedge losses. See further discussion on gross profit margin below. Selling and administrative expense as a percent of Biosciences revenues for the quarter decreased compared with the prior year’s quarter, as continued spending controls more than offset unfavorable foreign currency translation. Research and development spending in the quarter increased $1 million, or 5% above the prior-year period. Segment operating income for the six-month period was $183 million, or 29.2% of Biosciences revenues, compared with $192 million, or 31.6% in the prior year’s period.
Geographic Revenues
Revenues in the United States for the second quarter of $810 million represented an increase of $46 million, or 6%, over the prior year’s quarter. U.S. Medical revenues reflected strong sales of prefillable devices, the BD NexivaTM system and flu-related products. U.S. Diagnostics revenue growth was impacted by an exceptionally mild flu season and lower lab testing. Biosciences segment revenue growth in the U.S. reflected increased research instrument and reagent sales in the Cell Analysis unit. International revenues for the second quarter of $1.035 billion represented an increase of $74 million, or 8%, over the prior year’s quarter, including an estimated $7 million, or 1%, favorable impact due to foreign currency translation, net of hedge losses. Medical segment international revenue growth reflected strong sales of prefillable devices, pen needles and infusion therapy products. Diagnostics segment international revenues were adversely affected by a mild flu season in Europe. Growth in Biosciences’ international revenues are attributable to exceptionally strong revenue growth in Japan, offset in part by continued delays in government funding of cell analysis instruments in Western European markets.
Gross Profit Margin
Gross profit margin was 51.9% for the second quarter, which was the same rate as the comparable prior-year period. Gross profit margin in the second quarter of 2010 as compared with the prior year’s period reflected an estimated unfavorable impact of 130 basis points from both foreign currency translation and the hedging of certain foreign currencies, in particular the Euro, as previously discussed above under “Overview of Financial Results.” The operating performance impact on gross margin was favorable by 130 basis points as compared with prior year. This resulted from higher sales of products with higher gross margins and decreases in certain raw material costs, which were partially offset by higher manufacturing start-up costs and higher pension costs. Gross profit margin in the six-month period of 2010 of 52.0% compared with the prior year’s period of 52.8% reflected an estimated unfavorable impact of foreign currency translation of 160 basis points resulting from both foreign currency translation and the hedging of certain foreign currencies, as previously discussed. Partially offsetting these losses was a favorable operating performance impact of 80 basis points. Operating performance reflected higher sales of products with higher gross margins and decreases in certain raw material costs, offset by higher manufacturing start-up costs and higher pension costs.
Selling and Administrative Expense
Selling and administrative expense was 23.1% of revenues for the second quarter and 23.3% for the six-month period, compared with 25.3% and 24.5%, respectively, for the prior year’s periods. Aggregate expenses for the second quarter reflected an unfavorable foreign exchange impact of $12 million, an increase in core spending of $8 million, increased spending of $6 million related to our enterprise-wide program to update our business information systems, increased pension costs of $4 million and a $5 million increase in the deferred compensation liability, as further discussed below. Aggregate expenses for the six-month period of 2010 reflected $31 million of unfavorable foreign exchange impacts, increases in core spending of $13 million, increased spending of $12 million related to our enterprise-wide program to update our business information systems, increased pension costs of $8 million and a $16 million increase in the deferred compensation plan liability. Aggregate expenses for the prior year’s quarter and six-month period reflected the $45 million litigation charge previously discussed.
Research and Development Expense
Research and development expense was $101 million, or 5.5% of revenues, for the second quarter, an increase of 3% compared with the prior year’s amount of $99 million, or 5.7% of revenues. Research and development expense was $201 million, or 5.4% of revenues, for the six-month period in the current year, compared with the prior year’s amount of $196 million, or 5.7% of revenues. The moderate increase in research and development expenditures reflects the timing of expenses and is not indicative of the spending expected for the total year.
Non-Operating Expense and Income
Interest income was $10 million in the second quarter compared with $4 million in the prior year’s period. Interest income was $18 million in the six-month period, compared with $6 million in the prior year’s period. The increase in both the three-month and six-month periods ending March 31, 2010 compared with the prior year’s periods resulted from investment gains on assets related to our deferred compensation plan and higher investment levels, which was partially offset by the impact of lower interest rates during the period. The related increase in the deferred compensation plan liability was recorded as an increase in selling and administrative expenses. Interest expense was $13 million in the second quarter and $26 million in the six-month period, compared with $7 million and $15 million, respectively, in the prior year’s periods. The increase reflects higher levels of long-term fixed rate debt, partially offset by lower interest rates on floating rate debt and a benefit from higher levels of capitalized interest.
Income Taxes
The income tax rate was 30.3% for the second quarter, compared with the prior year’s rate of 26.3%. The six-month tax rate was 29.2% compared with the prior year’s rate of 26.5%. The increases in the income tax rates for the three-month and six-month periods ending March 31, 2010 compared with the prior year’s periods are due to a non-cash charge related to healthcare reform impacting Medicare Part D reimbursements as discussed earlier in “Overview of Financial Results.” The increases for the three-month and six-month periods also reflect the impact of the reinstated research and experimentation tax credit in the prior year’s first quarter.
Income from Continuing Operations and Diluted Earnings Per Share from Continuing Operations
Income from continuing operations and diluted earnings per share from continuing operations for the second quarter of 2010 were $298 million and $1.24, respectively. Income from continuing operations and diluted earnings per share from continuing operations for the prior year’s second quarter were $259 million and $1.05, respectively. The current quarter’s earnings reflect a $0.04 non-cash charge related to healthcare reform and an estimated $0.09 overall net unfavorable impact of foreign exchange fluctuations, including foreign exchange hedge losses, as discussed above. The prior period earnings included an $0.11 litigation charge as discussed earlier in

“Overview of Financial Results.” For the six-month periods, income from continuing operations and diluted earnings per share from continuing operations were $614 million and $2.53, respectively, in 2010 and $569 million and $2.30, respectively, in 2009. The current period’s earnings reflect the $0.04 non-cash charge related to healthcare reform as well as an estimated $0.18 overall net unfavorable impact of foreign exchange fluctuations, including foreign exchange hedge losses, as discussed above. The prior-year period’s earnings included the $0.11 litigation charge.
Liquidity and Capital Resources
Cash generated from operations, along with available cash and cash equivalents, is expected to be sufficient to fund our normal operating needs, including capital expenditures, cash dividends and common stock repurchases in 2010. Net cash provided by continuing operating activities was $688 million during the first six months of 2010, compared with $523 million in the same period in 2009. The current period change in operating assets and liabilities was a net use of cash and reflected higher inventory levels.
Net cash used for continuing investing activities for the first six months of the current year was $472 million, compared with $320 million in the prior-year period. Capital expenditures were $230 million in the first six months of 2010 and $223 million in the same period in 2009. The current year amount also reflects the payment of $275 million of net cash relating to the HandyLab acquisition, which is discussed further in Note 9 in the Notes to Condensed Consolidated Financial Statements.
Net cash used for continuing financing activities for the first six months of the current year was $778 million, compared with $480 million in the prior-year period. The change in short-term debt reflected the repayment of $200 million of 7.15% Notes, due October 1, 2009. For the first six months of the current year, the Company repurchased $450 million of its common stock, compared with approximately $342 million of its common stock in the prior-year period. At March 31, 2010, authorization to repurchase an additional 11.7 million common shares remained.
As of March 31, 2010, total debt of $1.7 billion represented 24.4% of total capital (shareholders’ equity, net non-current deferred income tax liabilities, and debt), versus 26.8% at September 30, 2009. Short-term debt decreased to 12% of total debt at the end of March 31, 2010, from 21% at September 30, 2009.
We have in place a commercial paper borrowing program that is available to meet our short-term financing needs, including working capital requirements. Borrowings outstanding under this program were $200 million at March 31, 2010. We have available a $1 billion syndicated credit facility with an expiration date in December 2012. This credit facility, under which there were no borrowings outstanding at March 31, 2010, provides backup support for our commercial paper program and can also be used for other general corporate purposes. This credit facility includes a single financial covenant that requires BD to maintain an interest expense coverage ratio (ratio of earnings before income taxes, depreciation and amortization to interest expense) of not less than 5-to-1 for the most recent four consecutive fiscal quarters. On the last eight measurement dates, this ratio has ranged from 27-to-1 to 34-to-1. In addition, we have informal lines of credit outside the United States.

Government Receivables
Accounts receivable balances include sales to government-owned or government-supported healthcare facilities. We continually evaluate all government receivables, particularly in Western Europe, for potential collection risks associated with the availability of government funding and reimbursement practices.
In particular, we have experienced significant payment delays in Greece and we believe that this is an industry-wide issue for suppliers in that country. The outstanding balances, net of reserves related to such sales, were approximately $36 million and $45 million at March 31, 2010 and September 30, 2009, respectively. If significant changes occur in the availability of government funding in Greece, we may not be able to fully collect on amounts due from these customers. We do not expect this concentration of credit risk to have a material adverse impact on our financial position or liquidity.
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
The following are some important factors that could cause our actual results to differ from our expectations in any forward-looking statements.
•	The current conditions in the global financial markets, and the potential adverse effect on liquidity and capital resources for BD or its customers and suppliers, the cost of operating our business, the demand for our products and services, or the ability to produce our products, including the impact on developing countries. Also, the increase in sovereign debt during the financial crisis as a result of governmental intervention in the economy poses additional risks to the global financial system and economic recovery.

•	The consequences of the recently-enacted healthcare reform in the United States, which could result in reduced demand for our products, increased pricing pressures or otherwise adversely affect BD’s business.

•	Changes in domestic and foreign healthcare industry practices that result in increased pricing pressures, including the continued consolidation among healthcare providers and trends toward managed care and healthcare cost containment.

•	Regional, national and foreign economic factors, including inflation, deflation, and fluctuations in interest rates and, in particular, foreign currency exchange rates, and the potential effect of such fluctuations on revenues, expenses and resulting margins, and credit ratings, as well as competition in certain markets.

•	The effects of natural disasters, including pandemic diseases, earthquakes, fire, or the effects of climate change on our ability to manufacture our products, particularly where production of a product line is concentrated in one or more plants, or on our ability to source components from suppliers that are needed for such manufacturing.

•	Fluctuations in the cost and availability of oil-based resins and other raw materials, as well as certain sub-assemblies and finished goods, and the ability to maintain favorable supplier arrangements and relationships (particularly with respect to sole-source suppliers) and the potential adverse effects of any disruption in the availability of such items.

•	We operate in a highly competitive environment. New product introductions by our current or future competitors (for example, new forms of drug delivery) could adversely affect our ability to compete in the global market. Patents attained by competitors, particularly as patents on our products expire, may also adversely impact our competitive position. Certain competitors have established manufacturing sites or have contracted with suppliers in low-cost manufacturing locations as a means to lower their costs. New entrants may also appear.

•	Difficulties inherent in product development, including the potential inability to successfully continue technological innovation, complete clinical trials, obtain regulatory approvals in the United States and abroad, obtain coverage and adequate reimbursement for new products, or gain and maintain market approval of products, as well as the possibility of encountering infringement claims by competitors with respect to patent or other intellectual property rights, all of which can preclude or delay commercialization of a product.

•	We sell certain products to pharmaceutical companies that are used to manufacture, or are sold with, products by such companies. As a result, fluctuations in demand for the products of these pharmaceutical companies could adversely affect our operating results.

•	The effects, if any, of governmental and media activities regarding the business practices of group purchasing organizations, which negotiate product prices on behalf of their member hospitals with BD and other suppliers.

•	Our ability to obtain the anticipated benefits of restructuring programs, if any, that we may undertake.

•	Our ability to implement the upgrade of our enterprise resource planning system. Any delays or deficiencies in the design and implementation of our upgrade could adversely affect our business.

•	Adoption of, or changes in, government laws and regulations affecting domestic and foreign operations, including those relating to trade, monetary and fiscal policies, taxation (including tax reforms that could adversely impact multinational corporations), environmental matters, sales practices, price controls, licensing and regulatory approval of new products, regulatory requirements for products in the postmarketing phase, or changes in enforcement practices with respect to any such laws and regulations. In particular, environmental laws, particularly with respect to the emission of greenhouse gases, are becoming more stringent throughout the world, which may increase our costs of operations or necessitate changes in our manufacturing plants or processes.

•	Fluctuations in U.S. and international governmental funding and policies for life sciences research.

•	Pending and potential litigation or other proceedings adverse to BD, including antitrust claims, product liability claims, patent infringement claims, and the availability or collectibility of insurance relating to any such claims.

•	The effects of adverse media exposure or other publicity regarding BD’s business or operations.

•	Our ability to achieve the projected level or mix of product sales. Our earnings forecasts are generated based on such projected volumes and sales of many product types, some of which are more profitable than others.

•	The effect of market fluctuations on the value of assets in BD’s pension plans and the possibility that BD may need to make additional contributions to the plans as a result of any decline in the value of such assets.

•	Product efficacy or safety concerns resulting in product recalls, regulatory action on the part of the U.S. Food and Drug Administration (or foreign counterparts) or declining sales.

•	Political conditions in international markets, including civil unrest, terrorist activity, governmental changes, restrictions on the ability to transfer capital across borders and expropriation of assets by a government.

•	Our ability to penetrate developing and emerging markets, which also depends on economic and political conditions, and how well we are able to acquire or form strategic business alliances with local companies and make necessary infrastructure enhancements to production facilities, distribution networks, sales equipment and technology.

•	The effects, if any, of future healthcare reform in the countries we do business, including changes in government pricing and reimbursement policies or other cost containment reforms.

•	The impact of business combinations, including any volatility in earnings relating to acquired in-process research and development assets, and our ability to successfully integrate any business we may acquire.

•	Issuance of new or revised accounting standards by the Financial Accounting Standards Board or the Securities and Exchange Commission.
The foregoing list sets forth many, but not all, of the factors that could impact our ability to achieve results described in any forward-looking statements. Investors should understand that it is not possible to predict or identify all such factors and should not consider this list to be a complete statement of all potential risks and uncertainties. BD does not intend to update any forward-looking statements, except as required by applicable laws or regulations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in information reported since the end of the fiscal year ended September 30, 2009.
Item 4. Controls and Procedures
An evaluation was carried out by BD’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of BD’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of March 31, 2010. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were, as of the end of the period covered by this report, effective. There were no other changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
We are involved, both as a plaintiff and a defendant, in various legal proceedings which arise in the ordinary course of business, including product liability and environmental matters as set forth in our 2009 Annual Report on Form 10-K (the “2009 form 10-K”). Since December 31, 2009, the following developments have occurred with respect to the legal proceedings in which we are involved:
TheraSense/Abbott
On January 25, 2010, the U.S. Court of Appeals for the Federal Circuit upheld the findings at the lower court that the four patents at issue either were not infringed by BD or were invalid. A description of the suit and the lower court’s findings is contained in our 2009 Form 10-K. Among the findings of the lower court was that one of the patents asserted by the plaintiffs was invalid based on obviousness and unenforceable due to inequitable conduct.
The plaintiffs requested an en banc rehearing solely on the issue of inequitable conduct, and on April 26, 2010, the U.S. Court of Appeals for the Federal Circuit granted such request. The rehearing on the lower court’s finding on inequitable conduct will not affect the lower court findings of non-infringement and invalidity. From BD’s standpoint, the only remaining issue is the award of attorneys fees to the defendants based on the finding of inequitable conduct.
Gen-Probe Incorporated
On March 23, 2010, Gen-Probe Incorporated (“Gen-Probe”) filed a complaint in the United States District Court for the Southern District of California alleging that the BD MaxTM instrument infringes four Gen-Probe patents. The patents alleged to be infringed are a subset of the eight Gen-Probe patents asserted against BD with respect to certain BD products in an action brought in October 2009, which is described in our 2009 Form 10-K. Gen-Probe is seeking monetary damages and injunctive relief.
U.S. ex rel Fitzgerald
In April 2010, BD, with the consent of the federal government, settled this matter for the sum of one-million five hundred and fifty thousand dollars ($1,550,000), and the matter was dismissed with prejudice.
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

Item 1A. Risk Factors
There have been no material changes from the risk factors disclosed in Part 1, Item 1A, of our Annual Report on Form 10-K for the 2009 fiscal year, except as provided below:
Recently enacted federal healthcare reform may adversely affect our results of operations. The Patient Protection and Affordable Care Act (the “PPACA”) was enacted in March 2010. Under the PPACA, beginning in 2013, medical device manufacturers, such as BD, will pay a 2.3% excise tax on U.S. sales of certain medical devices. We can not predict with any certainty what other impact the PPACA may have on our business. The PPACA reduces Medicare and Medicaid payments to hospitals, clinical laboratories and pharmaceutical companies, and could otherwise reduce the volume of medical procedures. These factors, in turn, could result in reduced demand for our products and increased downward pricing pressure. It is also possible that the PPACA will result in lower reimbursements for our products. While the PPACA is intended to expand health insurance coverage to uninsured persons in the U.S., the impact of any overall increase in access to healthcare on sales of BD’s products is uncertain at this time.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The table below sets forth certain information regarding our purchases of common stock of BD during the quarter ended March 31, 2010.
Issuer Purchases of Equity Securities

			Total Number of
			Shares Purchased	Maximum Number
			as Part of	of Shares that May
	Total Number of	Average Price	Publicly	Yet Be Purchased
For the three months ended	Shares Purchased	Paid per	Announced Plans	Under the Plans or
March 31, 2010	(1)	Share	or Programs (2)	Programs (2)
January 1 – 31, 2010	10,979	$78.11	—	15,105,714
February 1 – 28, 2010	2,612,464	$76.41	2,611,000	12,494,714
March 1 – 31, 2010	754,790	$78.74	754,000	11,740,714
Total	3,378,233	$76.93	3,365,000	11,740,714

(1)	Includes 10,287 shares purchased during the quarter in open market transactions by the trust relating to BD’s Deferred Compensation Plan and 1996 Directors’ Deferral Plan, and 2,946 shares delivered to BD in connection with stock option exercises.

(2)	These repurchases were made pursuant to a repurchase program covering 10 million shares authorized by the Board of Directors of BD (the “Board”) on November 24, 2008. The Board authorized the repurchase of 10 million additional shares on November 24, 2009.

Item 3. Defaults Upon Senior Securities
     Not applicable.
Item 4. Reserved
     Not applicable.
Item 5. Other Information
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

ii.)	A management proposal to ratify the selection of Ernst & Young, LLP as independent registered public accounting firm for the fiscal year ending September 30, 2010 was voted upon. 194,029,524 shares were voted for the proposal, 1,915,229 shares were voted against, and 274,053 shares abstained.

iii.)	A management proposal to amend BD’s By-Laws to permit holders of at least 25% of the voting power of the outstanding capital stock to call a special meeting of shareholders was voted upon. 169,633,759 shares were voted for the proposal, 1,987,487 shares were voted against, 363,991 shares abstained, and there were 24,233,569 broker non-votes.

iv.)	A management proposal to amend the 2004 Employee and Director Equity-Based Compensation Plan was voted upon. 154,575,403 shares were voted for the proposal, 16,914,562 shares were voted against, 495,272 shares abstained, and there were 24,233,569 broker non-votes.

v.)	A management proposal requesting approval of material terms of performance goals under the BD Performance Incentive Plan. 167,608,863 shares were voted for the proposal, 3,806,596 shares were voted against, 569,778 shares abstained, and there were 24,233,569 broker non-votes.

vi.)	A shareholder proposal requesting that the Board of Directors take the necessary steps to provide for majority voting in the election of directors was voted upon. 84,399,479 shares were voted for the proposal, 85,629,269 shares were voted against, 1,956,614 shares abstained, and there were 24,233,444 broker non-votes.

vii.)	A shareholder proposal requesting that the Board of Directors take the necessary steps to provide for cumulative voting in the election of directors was voted upon. 57,636,133 shares were voted for the proposal, 112,730,964 shares were voted against, 1,618,265 shares abstained, and there were 24,233,444 broker non-votes.
Item 6. Exhibits
Exhibit 31	Certifications of Chief Executive Officer and Chief Financial Officer, pursuant to SEC Rule 13a — 14(a).

Exhibit 32	Certifications of Chief Executive Officer and Chief Financial Officer, pursuant to Rule 13a — 14(b) and Section 1350 of Chapter 63 of Title 18 of the U.S. Code.

Exhibit 101	The following materials from this report, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 6, 2010	Becton, Dickinson and Company (Registrant)
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