Form 10-Q
period 2010-06-30
BECTON DICKINSON & CO
filed 2010-08-04
CIK 10795

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
     Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Shares Outstanding as of June 30, 2010

Common stock, par value $1.00	232,145,867

BECTON, DICKINSON AND COMPANY
FORM 10-Q
For the quarterly period ended June 30, 2010

ITEM 1. FINANCIAL STATEMENTS
BECTON, DICKINSON AND COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
Thousands of dollars

	June 30,	September 30,
	2010	2009
	(Unaudited)
Assets

Current Assets:
Cash and equivalents	$750,106	$1,394,244
Short-term investments	695,130	551,561
Trade receivables, net	1,090,093	1,168,662
Inventories:
Materials	158,084	171,449
Work in process	215,909	223,094
Finished products	747,650	762,219

	1,121,643	1,156,762
Prepaid expenses, deferred taxes and other	385,383	375,725
Assets held for sale	80,706	—

Total Current Assets	4,123,061	4,646,954

Property, plant and equipment	6,191,493	6,241,329
Less allowances for depreciation and amortization	3,304,100	3,274,700

	2,887,393	2,966,629

Goodwill	754,951	621,872
Core and Developed Technology, Net	308,608	309,990
Other Intangibles, Net	229,766	96,659
Capitalized Software, Net	241,223	197,224
Other	486,671	465,296

Total Assets	$9,031,673	$9,304,624

Liabilities and Shareholders’ Equity

Current Liabilities:
Short-term debt	$202,221	$402,965
Payables and accrued expenses	1,315,597	1,374,128
Liabilities held for sale	13,608	—

Total Current Liabilities	1,531,426	1,777,093

Long-Term Debt	1,493,400	1,488,460

Long-Term Employee Benefit Obligations	643,267	782,034

Deferred Income Taxes and Other	209,703	114,325

Commitments and Contingencies	—	—

Shareholders’ Equity:
Common stock	332,662	332,662
Capital in excess of par value	1,600,956	1,485,674
Retained earnings	8,412,924	7,752,831
Deferred compensation	14,058	17,906
Common shares in treasury — at cost	(4,608,348)	(4,073,699)
Accumulated other comprehensive loss	(598,375)	(372,662)

Total Shareholders’ Equity	5,153,877	5,142,712

Total Liabilities and Shareholders’ Equity	$9,031,673	$9,304,624

See notes to condensed consolidated financial statements

BECTON, DICKINSON AND COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Thousands of dollars, except per share data
(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Revenues	$1,878,229	$1,820,255	$5,639,857	$5,263,141

Cost of products sold	905,822	860,063	2,712,259	2,485,687
Selling and administrative	423,684	429,940	1,300,958	1,272,318
Research and development	108,623	98,489	310,025	294,391

Total Operating Costs and Expenses	1,438,129	1,388,492	4,323,242	4,052,396

Operating Income	440,100	431,763	1,316,615	1,210,745

Interest income	2,094	12,767	20,535	18,730
Interest expense	(13,085)	(11,288)	(38,985)	(26,607)
Other income (expense), net	1,348	(4,247)	(843)	(538)

Income From Continuing Operations Before Income Taxes	430,457	428,995	1,297,322	1,202,330

Income tax provision	124,174	90,291	377,336	295,033

Income From Continuing Operations	306,283	338,704	919,986	907,297

Income from Discontinued Operations, net	625	2,323	929	7,086

Net Income	$306,908	$341,027	$920,915	$914,383

Basic Earnings per Share:
Income from Continuing Operations	$1.31	$1.41	$3.91	$3.77
Income from Discontinued Operations	0.00	0.01	0.00	0.03

Basic Earnings per Share (A)	$1.32	$1.42	$3.91	$3.80

Diluted Earnings per Share:
Income from Continuing Operations	$1.29	$1.38	$3.81	$3.67
Income from Discontinued Operations	0.00	0.01	0.00	0.03

Diluted Earnings per Share (A)	$1.29	$1.39	$3.82	$3.70

Dividends per Common Share	$0.370	$0.330	$1.110	$0.990

(A)	Total per share amounts may not add due to rounding.
See notes to condensed consolidated financial statements

BECTON, DICKINSON AND COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Thousands of dollars
(Unaudited)

	Nine Months Ended
	June 30,
	2010	2009
Operating Activities
Net income	$920,915	$914,383
Less: income from discontinued operations, net	(929)	(7,086)

Income from continuing operations	919,986	907,297
Adjustments to income from continuing operations to derive net cash provided by continuing operating activities, net of amounts acquired:
Depreciation and amortization	383,005	352,246
Share-based compensation	69,117	78,984
Deferred income taxes	7,088	(21,627)
Change in operating assets and liabilities	(94,027)	(214,969)
Pension obligation	(119,062)	(75,909)
Other, net	28,240	22,126

Net Cash Provided by Continuing Operating Activities	1,194,347	1,048,148

Investing Activities
Capital expenditures	(329,985)	(354,068)
Capitalized software	(78,113)	(81,183)
Purchases of investments, net	(146,879)	(223,064)
Acquisitions of businesses, net of cash acquired	(281,367)	—
Other, net	(42,924)	(55,634)

Net Cash Used for Continuing Investing Activities	(879,268)	(713,949)

Financing Activities
Change in short-term debt	(200,448)	1,605
Proceeds from long-term debt	—	736,207
Payments of debt	(68)	(289)
Repurchase of common stock	(549,999)	(371,426)
Excess tax benefits from payments under share-based compensation plans	18,911	12,170
Dividends paid	(260,344)	(237,908)
Issuance of common stock and other, net	35,764	21,655

Net Cash (Used for) Provided by Continuing Financing Activities	(956,184)	162,014

Discontinued Operations
Net cash (used for) provided by operating activities	(103)	9,778
Net cash used for investing activities	—	(127)

Net Cash (Used for) Provided by Discontinued Operations	(103)	9,651

Effect of exchange rate changes on cash and equivalents	(2,930)	(4,740)

Net (decrease) increase in cash and equivalents	(644,138)	501,124

Opening Cash and Equivalents	1,394,244	830,477

Closing Cash and Equivalents	$750,106	$1,331,601

See notes to condensed consolidated financial statements

BECTON, DICKINSON AND COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Dollar and share amounts in thousands, except per share data
June 30, 2010
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
The Company evaluates subsequent events and the evidence they provide about conditions existing at the date of the balance sheet as well as conditions that arose after the balance sheet date but before the financial statements are issued. The effects of conditions that existed at the date of the balance sheet date are recognized in the financial statements. Events and conditions arising after the balance sheet date but before the financial statements are issued are evaluated to determine if disclosure is required to keep the financial statements from being misleading. To the extent such events and conditions exist, disclosures are made regarding the nature of events and the estimated financial effects for those events and conditions. For purposes of preparing the accompanying condensed consolidated financial statements and the following notes to these financial statements, the Company evaluated subsequent events through the date the financial statements were issued. See Note 14 for the subsequent event relating to the sale of certain assets of the Medical segment.
Note 2 — Accounting Changes
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
Note 3 — Comprehensive Income
Comprehensive income was comprised of the following:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Net Income	$306,908	$341,027	$920,915	$914,383
Other Comprehensive (Loss) Income, Net of Tax
Foreign currency translation adjustments	(158,700)	180,430	(304,933)	(103,564)
Benefit plans adjustment	8,059	3,097	24,177	9,291
Unrealized losses on investments, net of amounts reclassified	—	(22)	—	(87)
Unrealized gains (losses) on cash flow hedges, net of amounts realized	11,871	(43,330)	55,043	(48,427)

	(138,770)	140,175	(225,713)	(142,787)

Comprehensive Income	$168,138	$481,202	$695,202	$771,596

The losses recorded as foreign currency translation adjustments for the three months ended June 30, 2010, as well as for the nine months ended June 30, 2010, are mainly attributable to the strengthening of the U.S. dollar against the Euro during these periods.
Note 4 — Earnings per Share
The weighted average common shares used in the computations of basic and diluted earnings per share (shares in thousands) were as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Average common shares outstanding	233,242	240,109	235,316	240,923
Dilutive share equivalents from share-based plans	5,077	5,587	5,835	6,160

Average common and common equivalent shares outstanding — assuming dilution	238,319	245,696	241,151	247,083

Note 5 — Contingencies
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
The Company is named as a defendant in the following purported class action suits brought on behalf of direct purchasers of the Company’s products, such as distributors, alleging that the Company violated federal antitrust laws, resulting in the charging of higher prices for the Company’s products to the plaintiff and other purported class members.

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

The Company is also named as a defendant in the following purported class action suits brought on behalf of indirect purchasers of the Company’s products, alleging that the Company violated federal and state antitrust laws, resulting in the charging of higher prices for the Company’s products to the plaintiff and other purported class members.

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
In June 2007, Retractable Technologies, Inc. (“RTI”) filed a complaint against the Company under the caption Retractable Technologies, Inc. vs. Becton Dickinson and Company (Civil Action No. 2:07-cv-250, U.S. District Court, Eastern District of Texas). RTI alleges that the BD IntegraTM syringes infringe patents licensed exclusively to RTI. In its complaint, RTI also alleges that the Company engaged in false advertising with respect to certain of the Company’s safety-engineered products in violation of the Lanham Act; acted to exclude RTI from various product markets and to maintain its market share through, among other things, exclusionary contracts in violation of state and federal antitrust laws; and engaged in unfair competition. In January 2008, the court granted the Company’s motion to sever the patent and non-patent claims into separate cases. RTI seeks money damages and injunctive relief. On April 1, 2008, RTI filed a complaint against BD under the caption Retractable Technologies, Inc. and Thomas J. Shaw v. Becton Dickinson and Company (Civil Action No.2:08-cv-141, U.S. District Court, Eastern District of Texas). RTI alleges that the BD IntegraTM syringes infringe another patent licensed exclusively to RTI. RTI seeks money damages and injunctive relief. On August 29, 2008, the court ordered the consolidation of these cases. On November 9, 2009, at a trial of these consolidated cases, the jury rendered a verdict in favor of RTI on all but one of its infringement claims, but did not find any willful infringement, and awarded RTI $5,000 in damages. On May 19, 2010, the court granted RTI’s motion for a permanent injunction against the continued sale by the Company of its BD IntegraTM products in their current form, but stayed the injunction for the longer of twelve months or the duration of any appeal. At the same time, the court lifted a stay of RTI’s non-patent claims that the court had imposed during the pendency of the patent claims at the trial court level. On June 16, 2010, the Company filed its appeal with the Court of Appeals for the Federal Circuit.
On November 25, 1998, a suit was filed against the Company on behalf of an unspecified number of healthcare workers seeking class action certification in state court under the caption Bales v. Becton Dickinson et. al. (Case No. 98-CP-40- 4343, Richland County Court of Common Pleas). The action alleges that healthcare workers have sustained needlesticks using hollow-bore needle devices manufactured by the Company and, as a result, require medical testing, counseling and/or treatment. The plaintiff seeks money damages. There is no current activity in this case. The Company continues to oppose class action certification in this case, including pursuing all appropriate rights of appeal.
The Company, along with a number of other manufacturers, was named as a defendant in product liability lawsuits in various state and Federal courts related to natural rubber latex gloves which the Company ceased manufacturing in 1995. Cases pending in Federal court are being coordinated under the matter In re Latex Gloves Products Liability Litigation (MDL Docket No. 1148) in Philadelphia, and analogous procedures have been implemented in the state courts of California, Pennsylvania, New Jersey and New York. Generally, these actions allege that medical personnel have suffered allergic reactions ranging from skin irritation to anaphylaxis as a result of exposure to medical gloves containing natural rubber latex. Since the inception of this litigation, all but two of these cases have either been closed with no liability to the Company or been settled for amounts that, in the aggregate, are immaterial.
On May 28, 2004, Therasense, Inc. (“Therasense”) filed suit against the Company (Therasense, Inc. and Abbott Laboratories v. Nova Biomedical Corporation and Becton, Dickinson and Company (Case Number: C 04-02123 WDA, U.S. District Court, Northern District of California)) asserting that the Company’s blood glucose monitoring products (which are no longer sold by the Company) infringe certain patents and seeking money damages. On August 10, 2004, in response to a motion filed by Therasense in the U.S. District Court for the District of Massachusetts, the court transferred to the U.S. District Court in California an action previously filed by the Company against Therasense requesting a declaratory judgment that the Company’s products do not infringe the patents and that the patents are invalid. On April 4, 2008, the District

Court granted the Company summary judgment with respect to certain of the patents asserted against the Company, finding no infringement by the Company. On June 24, 2008, the District Court ruled that another patent asserted against the Company was invalid based on obviousness, and unenforceable due to inequitable conduct. On August 8, 2008, a jury delivered a verdict in the Company’s favor, finding that the last of the patents asserted against the Company was invalid. On January 25, 2010, the U.S. Court of Appeals for the Federal Circuit upheld the findings at the District Court. The plaintiffs requested an en banc rehearing solely on the issue of inequitable conduct, and on April 26, 2010, the U.S. Court of Appeals for the Federal Circuit granted such request. The rehearing on the lower court’s finding on inequitable conduct will not affect the lower court findings of non-infringement and invalidity. From the Company’s standpoint, the only remaining issue is the award of attorneys fees to the defendants based on the finding of inequitable conduct.
On October 19, 2009, Gen-Probe Incorporated (“Gen-Probe”) filed a patent infringement action against BD in the U.S. District Court for the Southern District of California. The complaint alleges that the BD Viper™ and BD Viper™ XTR™ systems, and BD ProbeTec™ specimen collection products infringe certain U.S. patents of Gen-Probe. On March 23, 2010, Gen-Probe filed a complaint, also in the U.S. District Court for the Southern District of California, alleging that the BD MaxTM instrument infringes Gen-Probe patents. Additional disclosures regarding this instrument are provided in Note 9. The patents alleged to be infringed are a subset of the Gen-Probe patents asserted against the Company in the October 2009 suit. In each case, Gen-Probe is seeking monetary damages and injunctive relief.
On September 19, 2007, the Company was served with a qui tam complaint filed by a private party against the Company in the U.S. District Court, Northern District of Texas, alleging violations of the Federal False Claims Act (“FCA”) and the Texas False Claims Act (the “TFCA”) (U.S. ex rel Fitzgerald v. BD et al. (Civil Action No. 3:03-CV-1589, U.S. District Court, Northern District of Texas). The suit alleges that a group purchasing organization’s practices with its suppliers, including the Company, inflated the costs of healthcare reimbursement. In April 2010, an agreement to settle this matter was entered into, pursuant to which the Company subsequently paid $1,550 as its portion of the settlement following receipt of government approval, and the matter was dismissed with prejudice.
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

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Revenues (A)
Medical	$992,840	$968,671	$2,978,546	$2,725,347
Diagnostics	576,269	566,379	1,727,415	1,646,211
Biosciences	309,120	285,205	933,896	891,583

	$1,878,229	$1,820,255	$5,639,857	$5,263,141

Segment Operating Income
Medical	$290,270	$303,663	$889,716	$811,111
Diagnostics	146,703	154,836	452,789	450,637
Biosciences	87,101	76,176	269,797	268,012

Total Segment Operating Income	524,074	534,675	1,612,302	1,529,760
Unallocated Items (B)	(93,617)	(105,680)	(314,980)	(327,430	) (C)

Income from Continuing Operations Before Income Taxes	$430,457	$428,995	$1,297,322	$1,202,330

(A)	Intersegment revenues are not material.

(B)	Includes primarily interest, net; foreign exchange; corporate expenses; and share-based compensation expense.

(C)	Includes charge associated with the pending settlement with the direct purchaser plaintiffs (which includes BD’s distributors) in the antitrust class actions.

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Revenues by Organizational Units
BD Medical
Medical Surgical Systems	$519,899	$498,872	$1,586,014	$1,451,954
Diabetes Care	197,152	185,851	586,658	534,249
Pharmaceutical Systems	254,817	263,963	743,174	679,895
Ophthalmic Systems	20,972	19,985	62,700	59,249

	$992,840	$968,671	$2,978,546	$2,725,347

BD Diagnostics
Preanalytical Systems	$303,526	$292,187	$891,362	$848,806
Diagnostic Systems	272,743	274,192	836,053	797,405

	$576,269	$566,379	$1,727,415	$1,646,211

BD Biosciences
Cell Analysis	$230,433	$209,769	$704,243	$670,283
Discovery Labware	78,687	75,436	229,653	221,300

	$309,120	$285,205	$933,896	$891,583

	$1,878,229	$1,820,255	$5,639,857	$5,263,141

Revenues by the geographic areas were as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Total Revenues
United States	$829,632	$805,408	$2,513,091	$2,365,043
International	1,048,597	1,014,847	3,126,766	2,898,098

	$1,878,229	$1,820,255	$5,639,857	$5,263,141

Note 7 — Share-Based Compensation
The Company grants share-based awards under the 2004 Employee and Director Equity-Based Compensation Plan (the “2004 Plan”), which provides long-term incentive compensation to employees and directors. The Company believes such awards align the interests of its employees and directors with those of its shareholders.
The fair value of share-based payments is recognized as compensation expense in net income. For the three months ended June 30, 2010 and 2009, compensation expense charged to income was $16,650 and $22,514, respectively. For the nine months ended June 30, 2010 and 2009, compensation expense was $69,117 and $78,984, respectively. Share-based compensation attributable to discontinued operations was not material.
The amount of unrecognized compensation expense for all non-vested share-based awards as of June 30, 2010 was approximately $119,086, which is expected to be recognized over a weighted-average remaining life of approximately 2.3 years.
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

Net pension and postretirement cost included the following components for the three months ended June 30:

			Other Postretirement
	Pension Plans		Benefits
	2010	2009	2010	2009
Service cost	$18,070	$13,035	$1,252	$865
Interest cost	22,533	21,293	3,548	3,808
Expected return on plan assets	(24,710)	(20,646)	—	—
Amortization of prior service (credit) cost	(266)	(279)	1	(116)
Amortization of loss (gain)	10,308	4,297	853	(36)

	$25,935	$17,700	$5,654	$4,521

Net pension and postretirement cost included the following components for the nine months ended June 30:

			Other Postretirement
	Pension Plans		Benefits
	2010	2009	2010	2009
Service cost	$54,781	$39,363	$3,755	$2,591
Interest cost	68,309	64,299	10,643	11,423
Expected return on plan assets	(74,908)	(62,348)	—	—
Amortization of prior service (credit) cost	(806)	(841)	3	(347)
Amortization of loss (gain)	31,246	12,978	2,557	(109)

Net pension and postretirement cost	$78,622	$53,451	$16,958	$13,558

Postemployment benefit costs for the three months ended June 30, 2010 and 2009 were $5,467 and $4,502, respectively. For the nine months ended June 30, 2010 and 2009, postemployment benefit costs were $16,401 and $13,505, respectively.

Note 9 — Acquisition
On November 19, 2009, the Company acquired all of the outstanding shares of HandyLab, Inc. (“HandyLab”), a company that develops and manufactures molecular diagnostic assays and automation platforms. The acquisition-date fair value of consideration transferred totaled $277,610, net of cash acquired, which consisted of the following:

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
The acquisition was accounted for under the acquisition method of accounting for business combinations and HandyLab’s results of operations were included in the Diagnostics segment’s results from the acquisition date. Pro forma information was not provided as the acquisition did not have a material effect on the Company’s consolidated results. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date. These fair values are based upon the information available as of June 30, 2010 and may be adjusted should further information regarding events or circumstances existing at the acquisition date become available.

Acquired in-process research and development	$169,000
Deferred tax assets	22,330
Other	8,843

Total identifiable assets acquired	200,173

Deferred tax liabilities	(64,220)
Other	(6,468)

Total liabilities assumed	(70,688)

Net identifiable assets acquired	129,485

Goodwill	148,125

Net assets acquired	$277,610

The acquired in-process research and development assets of $169,000 consisted of two projects that were still in development at the acquisition date: Platform technology for $26,000 and Jaguar Plus technology for $143,000. The Platform technology is incorporated into an automated platform that performs molecular diagnostics on certain specimens. The Jaguar Plus technology incorporates the Platform technology as well as additional technology to perform assays or molecular tests. The fair values of these projects were determined based on the present value of projected cash flows utilizing an income approach reflecting an appropriate risk-adjusted discount rate based on the applicable technological and commercial risk of each project. During the three months ended June 30, 2010, the Platform technology project was completed and as a result, the $26,000 associated with this project was reclassified from Other Intangibles, Net to Core and Developed Technology, Net and will now be amortized over the estimated useful life of 20 years.
The $148,125 of goodwill was allocated to the Diagnostics segment. The primary item that generated goodwill is the value of the Company’s access to HandyLab’s flexible automated platform and expected synergies. No portion of this goodwill is expected to be deductible for tax purposes. The Company recognized $2,500 of acquisition related costs that were expensed in the current year-to-date period and reported in the Condensed Consolidated Statements of Income as Selling and administrative.
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
Note 10 — Divestiture
In May 2010, the Company signed agreements to sell certain assets of its Medical segment, including the Ophthalmic Systems unit as well as the surgical blades, critical care and extended dwell catheter product platforms of the Medical Surgical Systems unit. The Company expects these divestitures will increase concentration of the Medical segment’s resources on opportunities relating to a preferred strategy focusing on parenteral medication delivery.
The results of operations associated with these asset groups have not been classified as discontinued operations as the criteria for such classification has not been met as of the date of these financial statements. The Company expects to record a gain on the sale in the fourth fiscal quarter 2010 when the transaction is expected to be completed.
Assets held for sale included the following at June 30, 2010:

Inventory	$31,991
Other current assets	674
Property, plant and equipment, net	40,040
Other intangibles, net	7,777
Other assets	224

Assets held for sale	$80,706

Liabilities held for sale at June 30, 2010 include current liabilities of $12,916 and Deferred Income Taxes and Other of $692.
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
Results of discontinued operations are provided below.

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Revenues	$(2)	$20,798	$654	$52,214

Income from discontinued operations before income taxes	6	2,537	410	8,767
Less income tax (benefit) provision	(619)	214	(519)	1,681

Income from discontinued operations, net	$625	$2,323	$929	$7,086

Note 11 —Intangible Assets
The components of intangible assets are provided below and the amounts as of June 30, 2010 exclude any intangible assets reported as assets held for sale as provided in Note 10.

	June 30, 2010		September 30, 2009
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Amortized intangible assets
Core and developed technology	$553,131	$244,523	$539,674	$229,684
Patents, trademarks, and other	299,863	215,864	312,430	218,531

	$852,994	$460,387	$852,104	$448,215

Unamortized intangible assets
Acquired in-process research and development	$143,000		$—
Trademarks	2,767		2,760

	$145,767		$2,760

Intangible amortization expense for the three months ended June 30, 2010 and 2009 was $12,779 and $11,946, respectively. Intangible amortization expense for the nine months ended June 30, 2010 and 2009 was $37,271 and $35,193, respectively.
Note 12 — Derivative Instruments and Hedging Activities
The Company uses derivative instruments to mitigate certain exposures. The effects these derivative instruments and hedged items have on financial position, financial performance, and cash flows are provided below.
Foreign Currency Risks and Related Strategies
The Company has foreign currency exposures throughout Europe, Asia Pacific, Canada, Japan and Latin America. From time to time, the Company may partially hedge forecasted export sales denominated in foreign currencies using forward and option contracts, generally with one-year terms. The Company’s hedging program has been designed to mitigate exposures resulting from movements of the U.S. dollar, from the beginning of a reporting period, against other foreign currencies. The Company’s strategy is to offset the changes in the present value of future foreign currency revenue resulting from these movements with either gains or losses in the fair value of foreign currency derivative contracts. Forward contracts were used to hedge forecasted sales in fiscal years 2010 and 2009.
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
At June 30, 2010, the Company expected to reclassify $10,469, net of tax, of net gains on foreign currency exchange instruments from Accumulated other comprehensive income (loss) to Revenues during the next three months due to actual and forecasted export sales. The Company currently has not entered into contracts to hedge cash flows in fiscal year 2011. In the event the revenue transactions underlying a derivative instrument are no longer probable of occurring, accounting for the instrument under hedge accounting must be discontinued. Gains and losses previously recognized in Other comprehensive income (loss) must be reclassified into Other income (expense). If only a portion of the revenue transaction underlying a derivative instrument is no longer probable of occurring, only the portion of the derivative relating to those revenues would no longer be eligible for hedge accounting.
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
The total notional amounts of the Company’s outstanding foreign exchange contracts as of June 30, 2010 and September 30, 2009 were $1,455,683 and $2,601,109, respectively.
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
Changes in the fair value of the interest rate swaps designated as cash flow hedges (i.e., hedging the exposure to variability in expected future cash flows that is attributable to a particular risk) are offset by amounts recorded in Other comprehensive income (loss). If interest rate derivatives designated as cash flow hedges are terminated, the balance in Accumulated other comprehensive income (loss) attributable to those derivatives is reclassified into earnings over the remaining life of the hedged debt. The amount, related to terminated interest rate swaps, expected to be reclassified and recorded in Interest expense within the next 12 months is $1,245, net of tax.
As of June 30, 2010 and September 30, 2009, the total notional amounts of the Company’s outstanding interest rate swaps designated as fair value hedges were $200,000 and $400,000, respectively. The current year’s outstanding swap represents a fixed-to-floating rate swap agreement that was entered into to convert the interest payments on $200,000 in 4.55% notes, due April 15, 2013, from the fixed rate to a floating interest rate based on LIBOR. The Company had no outstanding interest rate swaps designated as cash flow hedges as of June 30, 2010.
Commodity Price Risks and Related Strategies
The Company also manages risks associated with certain forecasted commodity purchases by using forward contracts. In 2009, the Company entered into a commodity forward contract on ethane to manage the price risk associated with forecasted purchases of polyethylene used in the Company’s manufacturing process. The contract was designated as a cash flow hedge and once hedged commodity purchases occurred, the gain or loss on the contract was recognized from Accumulated other comprehensive income (loss) to Cost of products sold. The ethane forward contract matured in the first quarter 2010 and as such, there were no unrecognized amounts relating to this contract recorded in Accumulated other comprehensive income (loss) as of June 30, 2010. The notional amount of the Company’s commodity contracts at September 30, 2009 was 206,000 gallons of ethane.
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

		September 30,
	June 30, 2010	2009
Asset derivatives-designated for hedge accounting
Forward exchange contracts	$14,903	$618
Interest rate swaps	6,721	1,971

Total asset derivatives-designated for hedge accounting	$21,624	$2,589

Asset derivatives-undesignated for hedge accounting
Forward exchange contracts	$4,176	$12,575

Total asset derivatives (A)	$25,800	$15,164

Liability derivatives-designated for hedge accounting
Forward exchange contracts	$2,540	$70,980
Commodity forward contracts	—	6

Total liability derivatives-designated for hedge accounting	$2,540	$70,986

Liability derivatives-undesignated for hedge accounting
Forward exchange contracts	$5,850	$18,490

Total liability derivatives (B)	$8,390	$89,476

(A)	All asset derivatives are included in Prepaid expenses, deferred taxes and other.

(B)	All liability derivatives are included in Accrued expenses.

Effects on Consolidated Statements of Income
Cash flow hedges
The location and amount of gains and losses on designated derivative instruments recognized in the consolidated statement of income for the three months ended June 30 consisted of:

				Gain (Loss)
	Gain (Loss)			Reclassified from
	Recognized in OCI on			Accumulated OCI into
	Derivatives		Location of Gain (Loss)	Income
Derivatives Accounted for as	Three Months Ended June		Reclassified from	Three Months Ended
Designated Cash Flow Hedging	30,		Accumulated OCI into	June 30,
Relationships	2010	2009	Income	2010	2009
Forward exchange contracts	$11,561	$(43,759)	Revenues	$(1,474)	$27,766
Interest rate swaps	310	274	Interest expense	(500)	(441)
Commodity forward contracts	—	155	Cost of sales	—	(107)

Total	$11,871	$(43,330)		$(1,974)	$27,218

The location and amount of gains and losses on designated derivative instruments recognized in the consolidated statement of income for the nine months ended June 30 consisted of:

				Gain (Loss)
	Gain (Loss)			Reclassified from
	Recognized in OCI on			Accumulated OCI into
	Derivatives		Location of Gain (Loss)	Income
Derivatives Accounted for as	Nine Months Ended		Reclassified from	Nine Months Ended
Designated Cash Flow Hedging	June 30,		Income	June 30,
Relationships	2010	2009	Accumulated OCI into	2010	2009
Forward exchange contracts	$54,093	$(49,187)	Revenues	$(42,672)	$93,567
Interest rate swaps	928	820	Interest expense	(1,496)	(1,322)
Commodity forward contracts	22	(60)	Cost of sales	(35)	(169)

Total	$55,043	$(48,427)		$(44,203)	$92,076

The Company’s designated derivative instruments are perfectly effective. As such, there were no gains or losses, related to hedge ineffectiveness and amounts excluded from hedge effectiveness testing, recognized immediately in income for the three-month and nine-month periods ending June 30, 2010.

Fair value hedge
The location and amount of gains or losses on the hedged fixed rate debt attributable to changes in the market interest rates and the offsetting gain (loss) on the related interest rate swaps were as follows:

	Gain/(Loss) on Swaps				Gain/(Loss) on Borrowings
	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
Income Statement	June 30,		June 30,		June 30,		June 30,
Classification	2010	2009	2010	2009	2010	2009	2010	2009
Other income (expense) (A)	$3,061	$(2,105)	$4,751	$(2,896)	$(3,061)	$2,105	$(4,751)	$2,896

(A)	Changes in the fair value of the interest rate swaps offset changes in the fair value of the fixed rate debt due to changes in market interest rates. There was no hedge ineffectiveness relating to this interest rate swaps.
Undesignated hedges
The location and amount of gains and losses recognized in income on derivatives not designated for hedge accounting were as follows:

		Amount of Gain (Loss) Recognized in Income on Derivative
	Location of Gain (Loss)	Three Months Ended		Nine Months Ended
Derivatives Not Designated as	Recognized in Income on	June 30,		June 30,
Hedging Instruments	Derivatives	2010	2009	2010	2009
Forward exchange contracts (B)	Other income (expense)	$(9,788)	$(21,868)	$(35,382)	$3,007

(B)	The gains and losses on forward contracts and currency options utilized to hedge the intercompany transactional foreign exchange exposures are largely offset by gains and losses on the underlying hedged items in Other income (expense).

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
The fair values of financial instruments, including those not recognized on the statement of financial position at fair value, carried at June 30, 2010 and September 30, 2009 are classified in accordance with the fair value hierarchy in the tables below:

		Basis of Fair Value Measurement
	June 30,	Quoted Prices in	Significant
	2010	Active Markets	Other	Significant
	Carrying	for Identical	Observable	Unobservable
	Value	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)
Assets
Institutional money market investments	$124,684	$124,684	$—	$—
Forward exchange contracts	19,079	—	19,079	—
Interest rate swaps	6,721	—	6,721	—

Total Assets	$150,484	$124,684	$25,800	$—

Liabilities
Forward exchange contracts	$8,390	$—	$8,390	$—
Long-term debt	1,493,400	—	1,644,372	—

Total Liabilities	$1,501,790	$—	$1,652,762	$—

		Basis of Fair Value Measurement
	September	Quoted Prices in	Significant
	30, 2009	Active Markets	Other	Significant
	Carrying	for Identical	Observable	Unobservable
	Value	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)
Assets
Institutional money market investments	$617,220	$617,220	$—	$—
Forward exchange contracts	13,193	—	13,193	—
Interest rate swaps	1,971	—	1,971	—

Total Assets	$632,384	$617,220	$15,164	$—

Liabilities
Forward exchange contracts	$89,470	$—	$89,470	$—
Commodity forward contracts	6	—	6	—
Long-term debt	1,488,460	—	1,610,314	—

Total Liabilities	$1,577,936	$—	$1,699,790	$—

The Company’s institutional money market accounts permit daily redemption and the fair values of these investments are based upon the quoted prices in active markets provided by the holding financial institutions. The Company’s remaining cash equivalents totaling $625,422 at June 30, 2010 and short-term investments are held to their maturities and are carried at cost, which approximates fair value. The cash equivalents consist of liquid investments with a maturity of three months or less and the short-term investments consist of instruments with maturities greater than three months and less than one year. The Company measures the fair value of forward exchange contracts and currency options using an income approach with significant observable inputs, specifically spot currency rates, market designated forward currency prices and a discount rate. The fair value of interest rate swaps are provided by the financial institutions that are counterparties to these arrangements. The fair value of long-term debt is based upon quoted prices in active markets for similar instruments.
The Company’s policy is to recognize any transfers into fair value measurement hierarchy levels and transfers out of levels at the beginning of each reporting period. There were no transfers in and out of Level 1, Level 2 or Level 3 measurements for the three and nine months ended June 30, 2010.

Note 14 — Subsequent Event
On July 30, 2010, the Company completed the sale of the Ophthalmic Systems unit and the surgical blades product platforms of the Medical Surgical Systems unit. The sale of the critical care and extended dwell catheter product platforms is still expected to be completed during the fourth fiscal quarter 2010. As of the date the accompanying condensed consolidated financial statements were issued, detailed transition plans for these divestitures were not yet finalized and the criteria for discontinued operations had not been met. Upon finalization of such plans, which is expected by the end of the fourth fiscal quarter 2010, the Company will reassess the applicability of discontinued operations treatment.

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
Overview of Financial Results
BD reported third quarter revenues of $1.878 billion, representing an increase of 3% from the same period a year ago, and reflecting volume increases of approximately 4%, unfavorable foreign currency translation of 1% and price decreases of less than 1%. Solid revenue growth in the Medical segment and continued improvement in Biosciences sales offset slower growth in Diagnostics segment revenues. Sales in the United States of safety-engineered devices in the third quarter of 2010 were $277 million, representing a 2% increase from the prior year’s period. International sales of safety-engineered devices of $159 million in the third quarter of 2010 grew 7% above such sales in the prior year’s period, and were not materially impacted by foreign currency translation. Overall, third quarter international revenues were $1.049 billion, representing an increase of 3% above the prior year’s period, after taking into account an estimated 1% unfavorable impact due to foreign currency translation, inclusive of hedge losses.
The recently-enacted U.S. healthcare reform legislation contains certain tax provisions that will affect BD. The most significant impact is the medical device excise tax which imposes a 2.3% tax on certain U.S. sales of medical devices, beginning in January 2013. Sales of BD products which we estimate to be subject to this tax represented approximately 80% of BD’s total U.S. revenues in fiscal year 2009. In addition, the new legislation included a tax provision that eliminated the employer deduction of the Medicare Part D retiree drug subsidy, and, as a result, we recorded a charge of $8.9 million, or $0.04 per share, in the second quarter of fiscal year 2010.
As further discussed in our 2009 Annual Report on Form 10-K, we face currency exposure each reporting period that arises from translating the results of our worldwide operations to the U.S. dollar at exchange rates that fluctuate from the beginning of such period. From time to time, we purchase forward contracts to partially protect against adverse foreign exchange rate movements. Gains or losses on our derivative instruments are largely offset by the gains or losses on the underlying hedged transactions. We do not enter into derivative instruments for trading or speculative purposes. During the first quarter of 2010, the U.S. dollar weakened against most foreign currencies, primarily the Euro, compared with rates during the first quarter of 2009. While on a year-to-date basis, the U.S. dollar has strengthened against foreign currencies, particularly the Euro, our year-to-date revenues have been slightly favorably impacted by foreign currency translation. The favorable impact was partially offset by hedge losses, recorded in Revenues, resulting from our hedging activities. For further discussion refer to Note 12 in the Notes to Condensed Consolidated Financial Statements.
Comparisons of income from continuing operations between 2010 and 2009 are affected by the following items that are reflected in our 2010 and 2009 results:
•	During the second quarter of fiscal year 2010, we recorded a non-cash charge of $8.9 million, or $0.04 diluted earnings per share from continuing operations, related to healthcare reform impacting Medicare Part D reimbursements.

•	During the third quarter of fiscal year 2009, we recorded a tax benefit of $20 million, or $0.08 diluted earnings per share from continuing operations, relating to various tax settlements in multiple jurisdictions.

•	During the second quarter of fiscal year 2009, we recorded a charge of $45 million, or $0.11 diluted earnings per share from continuing operations, associated with the pending settlement with the direct purchaser plaintiffs (which includes BD’s distributors) in certain antitrust class actions.
Results of Operations
Revenues
Refer to Note 6 in the Notes to Condensed Consolidated Financial Statements for segment financial data.
Medical Segment
The following is a summary of third quarter revenues by organizational unit:

	Three months ended June 30,
				Estimated
				Foreign
			Total	Exchange
(millions of dollars)	2010	2009	Change	Impact

Medical Surgical Systems	$520	$499	4.2%	1.4%
Diabetes Care	197	186	6.1%	(0.1%)
Pharmaceutical Systems	255	264	(3.5%)	(3.1%)
Ophthalmic Systems	21	20	4.9%	(3.2%)

Total Revenues	$993	$969	2.5%	(0.2%)

Third quarter revenues of $993 million represented an increase of $24 million, or 2.5%, compared with the prior year’s quarter, including an estimated $2 million, or less than 1%, unfavorable impact due to foreign currency translation, inclusive of hedge losses. Growth in this segment was primarily driven by strong sales of Diabetes Care products including pen needles, offset in part by lower Pharmaceutical Systems revenues due to timing of orders in the quarter. Revenue growth also reflected an unfavorable comparison versus the prior-year period in which sales increased as a result of the H1N1 flu pandemic. Global sales of safety-engineered products were $203 million, as compared with $199 million in the prior year’s quarter, and included an estimated $0.5 million favorable impact due to foreign currency translation, net of hedge losses.

For the nine-month period ended June 30, 2010, global sales of safety-engineered products were $632 million, as compared with $575 million in the prior year’s period, and included an estimated $7 million favorable impact due to foreign currency translation, net of hedge losses. Total Medical Segment revenues for the nine-month period ended June 30, 2010 increased by 9% from the prior-year nine-month period, including an estimated 2% favorable impact from foreign currency translation, net of hedge losses.
Diagnostics Segment
The following is a summary of third quarter revenues by organizational unit:

	Three months ended June 30,
				Estimated
				Foreign
			Total	Exchange
(millions of dollars)	2010	2009	Change	Impact

Preanalytical Systems	$304	$292	3.9%	—
Diagnostic Systems	273	274	(0.5%)	(0.5%)

Total Revenues *	$576	$566	1.7%	(0.3%)

*	Amounts may not add due to rounding
Third quarter revenues of $576 million represented an increase of $10 million, or 2%, over the prior year’s quarter, including an estimated $2 million, or less than 1%, unfavorable impact due to foreign currency translation, inclusive of hedge losses. Growth was primarily driven by Preanalytical Systems revenues in emerging markets, partially offset by lower lab testing volumes in the U.S. Diagnostics Systems revenues were unchanged from the prior-year period in which sales increased as a result of the H1N1 flu pandemic. Diagnostics Systems also experienced soft demand in the third quarter in the U.S and Western Europe due to lower diagnostic testing. Partially offsetting these testing declines was strong growth in the GeneOhm platform. Global sales of safety-engineered products in the Preanalytical Systems unit in the third quarter totaled $233 million, compared with $223 million in the prior year’s quarter, and included an estimated $0.4 million unfavorable impact due to foreign currency translation, inclusive of hedge losses. For the nine-month period ended June 30, 2010, global sales of safety-engineered products in the Preanalytical Systems unit were $677 million as compared with $642 million in the prior year’s period, and included an estimated $5 million favorable impact due to foreign currency translation, net of hedge losses. Total Diagnostics Segment revenues for the nine-month period ended June 30, 2010 increased by 5% from the prior-year nine-month period, including an estimated 1% favorable impact from foreign currency translation, net of hedge losses.

Biosciences Segment
The following is a summary of third quarter revenues by organizational unit:

	Three months ended June 30,
				Estimated
				Foreign
			Total	Exchange
(millions of dollars)	2010	2009	Change	Impact

Cell Analysis	$230	$210	9.9%	(3.7%)
Discovery Labware	79	75	4.3%	(2.0%)

Total Revenues	$309	$285	8.4%	(3.2%)

Third quarter revenues of $309 million represented an increase of $24 million, or 8%, over the prior year’s quarter, including an estimated $9 million, or 3%, unfavorable impact due to foreign currency translation, inclusive of hedge losses. Revenue growth was primarily driven by Cell Analysis instrument and reagent sales in the U.S. and supplemental governmental funding in Japan. Revenue growth also benefitted from a favorable comparison to the prior-year period, which reflected weak demand for instruments in certain markets in fiscal year 2009. For the nine-month period ended June 30, 2010, total Biosciences Segment revenues increased by 5% from the prior-year period, including an estimated 3% unfavorable impact from foreign currency translation, which includes hedge losses. Biosciences revenues reflected a larger portion of our hedge losses than the Medical and Diagnostics segments, as these losses are allocated to the segments based on their proportionate share of international sales of U.S.-produced products. Because Biosciences products are substantially U.S.-produced, foreign currency translation had a relatively larger unfavorable impact on Biosciences revenues compared with the other segments for the quarter.
Segment Operating Income
Medical Segment
Segment operating income for the third quarter was $290 million, or 29.2% of Medical revenues, compared with $304 million, or 31.3% of segment revenues, in the prior year’s quarter. Gross profit margin was lower in the current quarter than the third quarter of 2009 due to unfavorable foreign currency translation, including hedge losses, as well as increases in certain raw material costs, higher manufacturing start-up costs and higher pension costs allocated to the segment. These unfavorable impacts on gross profit margin were partially offset by higher sales of products with higher gross margins and continued strength in manufacturing productivity. See further discussion on gross profit margin below. Selling and administrative expense as a percent of Medical revenues in the third quarter of 2010 was higher than the comparable amount in the third quarter of 2009, as continued spending controls were more than offset by unfavorable foreign currency translation. Research and development expenses for the quarter increased $4 million, or 12.4%, above the prior year’s period, reflecting increased investment in new products and platforms. Segment operating income for the nine-month period was $890 million, or 29.9% of Medical revenues, compared with $811 million, or 29.8% in the prior year’s period.
Diagnostics Segment
Segment operating income for the third quarter was $147 million, or 25.5% of Diagnostics revenues, compared with $155 million, or 27.3% of segment revenues, in the prior year’s quarter. Gross profit margin was lower in the current quarter than in the prior year’s quarter primarily due to unfavorable foreign currency translation, including hedge losses. Increases in certain raw material costs and higher pension costs allocated to the segment also contributed to the decrease from the prior period. These unfavorable impacts on gross profit margin were partially offset by productivity improvements. See further discussion on gross profit margin below. Selling and administrative expense as a percentage of Diagnostics revenues in the third quarter of 2010 was slightly lower than the comparable amount in the third quarter of 2009, as continued spending controls more than offset unfavorable foreign currency translation. Research and development expenses in the third quarter of 2010 increased $2 million, or 6.8% compared with the prior year’s period. Segment operating income for the nine-month period was $453 million, or 26.2% of Diagnostics revenues, compared with $451 million, or 27.4% in the prior year’s period.
Biosciences Segment
Segment operating income for the third quarter was $87 million, or 28.2% of Biosciences revenues, compared with $76 million, or 26.7% of segment revenues, in the prior year’s quarter. Gross profit margin was higher in the current quarter than the third quarter of 2009 reflecting higher sales of products with higher gross margins and a favorable comparison due to the unfavorable impact of plant restructuring costs and an asset impairment charge in the prior year’s period. These favorable variances from the prior year’s period were partially offset by the unfavorable impact of foreign currency translation, including hedge losses. See further discussion on gross profit margin below. Selling and administrative expense as a percent of Biosciences revenues for the quarter was lower compared with the prior year’s quarter, as continued spending controls more than offset unfavorable foreign currency translation. Research and development spending in the quarter increased $2 million, or 10.4% above the prior-year period. Segment operating income for the nine-month period was $270 million, or 28.9% of Biosciences revenues, compared with $268 million, or 30.1% in the prior year’s period.
Geographic Revenues
Revenues in the United States for the third quarter of $830 million represented an increase of $24 million, or 3%, over the prior year’s quarter. Growth in U.S. Medical segment revenues was primarily attributable to pen needle sales, which was partially offset by the H1N1 flu pandemic-related sales in the prior year’s period and the continued soft demand for Medical Surgical products, as discussed earlier. U.S. Diagnostics segment revenue growth was unfavorably impacted by reduced diagnostic testing and physician visits. Biosciences segment revenues in the U.S. reflected strong growth of instrument and reagent sales in the Cell Analysis unit. International revenues for the third quarter of $1.049 billion represented an increase of $34 million, or 3%, over the prior year’s quarter, including an estimated $13 million, or 1%, unfavorable impact due to foreign currency translation, inclusive of hedge losses. Medical and Diagnostic segment international revenues reflected strong growth in emerging markets, which was offset by slower growth in Europe. Biosciences segment international revenue growth on a foreign currency-neutral basis was driven by strong sales in Japan.
Gross Profit Margin
Gross profit margin was 51.8% for the third quarter, compared with 52.8% for the comparable prior-year period. Gross profit margin in the third quarter of 2010 as compared with the prior year’s period reflected an estimated unfavorable impact of 120 basis points from both foreign currency translation and the hedging of certain foreign currencies, in particular the Euro, as previously discussed above under “Overview of Financial Results.” The operating performance impact on gross margin was favorable by 20 basis points as compared with prior year. This resulted from higher sales of products with higher gross margins and increased productivity, which was partially offset by increases in certain raw material costs, higher manufacturing start-up costs and higher pension costs. Gross profit margin in the nine-month period of 2010 of 51.9% compared with the prior year’s period of 52.8% reflected an estimated unfavorable impact of foreign currency translation of 140 basis points resulting from both foreign currency translation and the hedging of certain foreign currencies, as previously discussed. Partially offsetting these losses was a net favorable operating performance impact of 50 basis points. Operating performance reflected higher sales of products with higher gross margins and decreases in certain raw material costs, partially offset by higher manufacturing start-up costs and higher pension costs.
Selling and Administrative Expense
Selling and administrative expense was 22.6% of revenues for the third quarter and 23.1% for the nine-month period, compared with 23.6% and 24.2%, respectively, for the prior year’s periods. Aggregate expenses for the third quarter reflected an unfavorable foreign exchange impact of $7 million and increased pension costs of $4 million. These increases were offset by a decrease in core spending of $6 million compared with the prior year’s period and an $11 million decrease in the deferred compensation liability, as further discussed below. Aggregate expenses for the nine-month period of 2010 reflected $38 million of unfavorable foreign exchange impacts, increased spending of $14 million related to our enterprise-wide program to update our business information systems, increased pension costs of $11 million, a $6 million increase in the deferred compensation plan liability and increases in core spending of $5 million. Aggregate expenses for the prior year’s nine-month period reflected the $45 million litigation charge previously discussed.
Research and Development Expense
Research and development expense was $109 million, or 5.8% of revenues, for the third quarter, an increase of 10% compared with the prior year’s amount of $98 million, or 5.4% of revenues, reflecting increased spending for key programs in each of our segments. Research and development expense was $310 million, or 5.5% of revenues, for the nine-month period in the current year, an increase of 5% compared with the prior year’s amount of $294 million, or 5.6% of revenues.
Non-Operating Expense and Income
Interest income was $2 million in the third quarter compared with $13 million in the prior year’s period. The decrease in the current year’s quarter compared with the prior year amount reflects investment losses on assets related to our deferred compensation plan. The related decrease in the deferred compensation plan liability was recorded as a decrease in selling and administrative expenses. The current quarter’s decrease also reflects the impact of lower interest rates compared with the prior year’s period, offset by the impact of higher investment levels. Interest income was $21 million in the nine-month period, compared with $19 million in the prior year’s period. The increase in the nine-month period ending June 30, 2010 compared with the prior year’s period resulted from year-to-date investment gains on assets related to our deferred compensation plan and higher investment levels, which was partially offset by the impact of lower interest rates during the period. The related year-to-date increase in the deferred compensation plan liability has resulted in a year-to-date increase in selling and administrative expenses. Interest expense was $13 million in the third quarter and $39 million in the nine-month period, compared with $11 million and $27 million, respectively, in the prior year’s periods. These increases reflect higher levels of long-term fixed rate debt, partially offset by lower interest rates on floating rate debt and a benefit from higher levels of capitalized interest.
Income Taxes
The income tax rate was 28.8% for the third quarter, compared with the prior year’s rate of 21.0%. The nine-month tax rate was 29.1% compared with the prior year’s rate of 24.5%. The increases in the income tax rates for the three-month and nine-month periods ending June 30, 2010 compared with the prior year’s periods reflect the benefit in the prior periods due to various tax settlements in multiple jurisdictions as discussed earlier in “Overview of Financial Results.” The increase for the nine-month period also reflects the impacts of a non-cash charge related to healthcare reform impacting Medicare Part D reimbursements as discussed earlier in “Overview of Financial Results” and the reinstated research and experimentation tax credit in the prior year’s first quarter.
Income from Continuing Operations and Diluted Earnings Per Share from Continuing Operations
Income from continuing operations and diluted earnings per share from continuing operations for the third quarter of 2010 were $306 million and $1.29, respectively. Income from continuing operations and diluted earnings per share from continuing operations for the prior year’s third quarter were $339 million and $1.38, respectively. The current quarter’s earnings reflect an estimated $0.10 overall net unfavorable impact of foreign exchange fluctuations. The prior period earnings included a $0.08 tax benefit relating to various tax settlements in multiple jurisdictions as discussed earlier in “Overview of Financial Results.” For the nine-month periods, income from continuing operations and diluted earnings per share from continuing operations were $920 million and $3.81, respectively, in 2010 and $907 million and $3.67, respectively, in 2009. The current period’s earnings reflected the $0.04 non-cash charge related to healthcare reform as well as an estimated $0.27 overall net unfavorable impact of foreign exchange fluctuations, including foreign exchange hedge losses, as discussed above. The prior-year period’s earnings included the $0.08 tax benefit relating to various tax settlements in multiple jurisdictions and the $0.11 litigation charge, as discussed earlier.
Liquidity and Capital Resources
Cash generated from operations, along with available cash and cash equivalents, is expected to be sufficient to fund our normal operating needs, including capital expenditures, cash dividends and common stock repurchases in 2010. Net cash provided by continuing operating activities was $1.194 billion during the first nine months of 2010, compared with $1.048 billion in the same period in 2009. The current period change in operating assets and liabilities was a net use of cash and reflected higher inventory levels.
Net cash used for continuing investing activities for the first nine months of the current year was $879 million, compared with $714 million in the prior-year period. Capital expenditures were $330 million in the first nine months of 2010 and $354 million in the same period in 2009. The current year amount also reflects the payment of $275 million of net cash relating to the HandyLab acquisition, which is discussed further in Note 9 in the Notes to Condensed Consolidated Financial Statements. In May 2010, the Company signed agreements to sell the

Ophthalmic Systems unit as well as the surgical blades, critical care and extended dwell catheter product platforms of the Medical Surgical Systems unit for $270 million. On July 30, 2010, the Company completed the sale of the Ophthalmic Systems unit and the surgical blades product platform. The Company expects to complete the sale of the critical care and extended dwell catheter product platforms during the fourth fiscal quarter 2010.
Net cash used for continuing financing activities for the first nine months of the current year was $956 million, compared with net cash provided by continuing financing activities of $162 million in the prior-year period. The change in short-term debt reflected the repayment of $200 million of 7.15% Notes, due October 1, 2009. For the first nine months of the current year, the Company repurchased $550 million of its common stock, compared with approximately $371 million of its common stock in the prior-year period. Aggregate common stock repurchases are estimated to be approximately $700 million for the full fiscal year 2010. At June 30, 2010, authorization to repurchase an additional 10.4 million common shares remained.
As of June 30, 2010, total debt of $1.7 billion represented 24.4% of total capital (shareholders’ equity, net non-current deferred income tax liabilities, and debt), versus 26.8% at September 30, 2009. Short-term debt decreased to 12% of total debt at the end of June 30, 2010, from 21% at September 30, 2009.
We have in place a commercial paper borrowing program that is available to meet our short-term financing needs, including working capital requirements. Borrowings outstanding under this program were $200 million at June 30, 2010. We have available a $1 billion syndicated credit facility with an expiration date in December 2012. This credit facility, under which there were no borrowings outstanding at June 30, 2010, provides backup support for our commercial paper program and can also be used for other general corporate purposes. This credit facility includes a single financial covenant that requires BD to maintain an interest expense coverage ratio (ratio of earnings before income taxes, depreciation and amortization to interest expense) of not less than 5-to-1 for the most recent four consecutive fiscal quarters. On the last eight measurement dates, this ratio has ranged from 26-to-1 to 34-to-1. In addition, we have informal lines of credit outside the United States.
Government Receivables
Accounts receivable balances include sales to government-owned or government-supported healthcare facilities. Because these customers are government owned or supported, we could be impacted by declines in sovereign credit ratings or by defaults in these countries. We continually evaluate all government receivables, particularly in Greece, Spain, Italy, and other parts of Western Europe, for potential collection risks associated with the availability of government funding and reimbursement practices.
In particular, we have experienced significant payment delays in Greece due to the government’s current liquidity issues which affect its ability to process payments to suppliers within Greece’s national healthcare system. The outstanding balances, net of reserves related to such sales, were approximately $34 million and $45 million at June 30, 2010 and September 30, 2009, respectively. If significant changes occur in the availability of government funding in Greece, we may not be able to fully collect on amounts due from these customers. We do not expect this concentration of credit risk to have a material adverse impact on our financial position or liquidity.

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
The following are some important factors that could cause our actual results to differ from our expectations in any forward-looking statements. For further discussion of certain of these factors, see Item IA. Risk factors in our 2009 Annual Report on Form 10-K and our Quarterly Reports on Form 10-Q.
•	The current conditions in the global economy and financial markets, and the potential adverse effect on liquidity and access to capital resources for BD and/or its customers and suppliers, the cost of operating our business, the demand for our products and services (particularly in countries where governments are the primary payers of healthcare expenses and research), or our ability to produce our products, including the impact on developing countries. Also, the increase in sovereign debt during the financial crisis as a result of governmental intervention in the world economy poses additional risks to the global financial system and economic recovery.

•	The consequences of the recently-enacted healthcare reform in the United States, which could result in reduced demand for our products, increased pricing pressures or otherwise adversely affect BD’s business.

•	Changes in domestic and foreign healthcare industry practices that result in a reduction in procedures using our products or increased pricing pressures, including the continued consolidation among healthcare providers and trends toward managed care and healthcare cost containment.

•	Regional, national and foreign economic factors, including inflation, deflation, and fluctuations in interest rates and, in particular, foreign currency exchange rates, and the potential effect on our revenues, expenses, margins and credit ratings.

•	New or changing laws and regulations affecting our domestic and foreign operations, or changes in enforcement practices, including laws relating to trade, monetary and fiscal policies, taxation (including tax reforms that could adversely impact multinational corporations), sales practices, price controls, licensing and regulatory requirements for new products and products in the postmarketing phase. In particular, the U.S. and other countries may impose new requirements regarding registration, labeling or prohibited materials that may require us to re-register products already on the market or otherwise impact our ability to market our products. Environmental laws, particularly with respect to the emission of greenhouse gases, are also becoming more stringent throughout the world, which may increase our costs of operations or necessitate changes in our manufacturing plants or processes or those of our suppliers, or result in liability to BD.

•	Product efficacy or safety concerns regarding our products resulting in product recalls, regulatory action on the part of the U.S. Food and Drug Administration (FDA) or foreign counterparts), declining sales and product liability claims, particularly in light of the current regulatory environment, including increased enforcement activity by the FDA.

•	Competitive factors that could adversely affect our operations, including, new product introductions (for example, new forms of drug delivery) by our current or future competitors, increased pricing pressure due to the impact of low cost manufacturers as certain competitors have established manufacturing sites or have contracted with suppliers in low-cost manufacturing locations as a means to lower their costs, patents attained by competitors, particularly as patents on our products expire, and new entrants into our markets.

•	The effects of natural disasters, including pandemic diseases, earthquakes, fire, wind or other destructive events, or the effects of climate change, on our ability to manufacture our products, (particularly where production of a product line is concentrated in one or more plants,) or our ability to source materials or components from suppliers that are needed for such manufacturing.

•	Fluctuations in the cost and availability of oil-based resins and other raw materials, as well as certain sub-assemblies and finished goods, the ability to maintain favorable supplier arrangements and relationships (particularly with respect to sole-source suppliers) and the potential adverse effects of any disruption in the availability of such items.

•	Difficulties inherent in product development, including the potential inability to successfully continue technological innovation, complete clinical trials, obtain regulatory approvals in the United States and abroad, obtain coverage and adequate reimbursement for new products, or gain and maintain market approval of products, as well as the possibility of infringement claims by competitors with respect to patents or other intellectual property rights, all of which can preclude or delay commercialization of a product.

•	Fluctuations in the demand for products we sell to pharmaceutical companies that are used to manufacture, or are sold with, the products of such companies, as a result of funding constraints, consolidation or otherwise.

•	Fluctuations in U.S. and international governmental funding and policies for life sciences research.

•	Our ability to achieve our projected level or mix of product sales. Our earnings forecasts are generated based on projected volumes and sales of many product types, some of which are more profitable than others.

•	Our ability to implement our ongoing upgrade of our enterprise resource planning system, as any delays or deficiencies in the design and implementation of our upgrade could adversely affect our business.

•	Pending and potential future litigation or other proceedings adverse to BD, including antitrust claims, product liability claims, patent infringement claims, and the availability or collectibility of insurance relating to any such claims.

•	The effect of adverse media exposure or other publicity regarding BD’s business or operations, including the effect on BD’s reputation or demand for its products.

•	The effects, if any, of governmental and media activities regarding the business practices of group purchasing organizations, which negotiate product prices on behalf of their member hospitals with BD and other suppliers.

•	The effect of market fluctuations on the value of assets in BD’s pension plans and to actuarial interest rate and asset return assumptions, which could require BD to make additional contributions to the plans or increase our pension plan expense.

•	Political conditions in international markets, including civil unrest, terrorist activity, governmental changes, restrictions on the ability to transfer capital across borders and expropriation of assets by a government.

•	Our ability to penetrate developing and emerging markets, which also depends on economic and political conditions, and how well we are able to acquire or form strategic business alliances with local companies and make necessary infrastructure enhancements to production facilities, distribution networks, sales equipment and technology.

•	The effects, if any, of future healthcare reform in the countries in which we do business, including changes in government pricing and reimbursement policies or other cost containment reforms.

•	The impact of business combinations, including any volatility in earnings relating to acquired in-process research and development assets, and our ability to successfully integrate any business we may acquire.

•	Our ability to obtain the anticipated benefits of restructuring programs, if any, that we may undertake.

•	Issuance of new or revised accounting standards by the Financial Accounting Standards Board or the Securities and Exchange Commission.
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
Item 4. Controls and Procedures
An evaluation was carried out by BD’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of BD’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of June 30, 2010. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were, as of the end of the period covered by this report, effective. There were no changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
We are involved, both as a plaintiff and a defendant, in various legal proceedings which arise in the ordinary course of business, including product liability and environmental matters as set forth in our 2009 Annual Report on Form 10-K (the “2009 Form 10-K”). Since March 31, 2010, the following developments have occurred with respect to the legal proceedings in which we are involved:
U.S. ex rel Fitzgerald
As was previously reported, in April 2010, BD, an agreement to settle this matter was entered into, pursuant to which BD paid the sum of one-million five hundred and fifty thousand dollars ($1,550,000) as its portion of the settlement following receipt of government approval, and the matter was dismissed with prejudice. A description of the suit is contained in our 2009 Form 10-K.
Retractable Technologies, Inc. (“RTI”)
On May 19, 2010, the court granted RTI’s motion for a permanent injunction against the continued sale by BD of its BD IntegraTM products in their current form, but stayed the injunction for the longer of twelve months or the duration of any appeal. At the same time, a court lifted a stay of RTI’s non-patent claims that the court had imposed during the pendency of the patent claims at the trial court level. On June 16, 2010, BD filed its appeal with the Court of Appeals for the Federal Circuit. A description of the suit and the lower court’s findings is contained in our 2009 Annual Report on Form 10-K.
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

Item 1A. Risk Factors
     There have been no material changes from the risk factors disclosed in Part I, Item 1A, of our Annual Report on Form 10-K for the 2009 fiscal year, and Part II, Item 1A of our Quarterly Report on From 10-Q for the period ended March 31, 2010.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The table below sets forth certain information regarding our purchases of common stock of BD during the quarter ended June 30, 2010.
Issuer Purchases of Equity Securities

			Total Number of
			Shares Purchased	Maximum Number
			as Part of	of Shares that May
	Total Number of	Average Price	Publicly	Yet Be Purchased
For the three months ended	Shares Purchased	Paid per	Announced Plans	Under the Plans or
June 30, 2010	(1)	Share	or Programs (2)	Programs (2)

April 1 - 30, 2010	2,884	$78.92	—	11,740,714
May 1 - 31, 2010	1,301,620	$74.87	1,300,000	10,440,714
June 1 - 30, 2010	40,909	$69.57	38,370	10,402,344
Total	1,345,413	$74.72	1,338,370	10,402,344

(1)	Includes 3,663 shares purchased during the quarter in open market transactions by the trust relating to BD’s Deferred Compensation and Retirement Benefit Restoration Plan and 1996 Directors’ Deferral Plan, and 3,380 shares delivered to BD in connection with stock option exercises.

(2)	These repurchases were made pursuant to a repurchase program covering 10 million shares authorized by the Board of Directors of BD (the “Board”) on November 24, 2008. The Board authorized the repurchase of 10 million additional shares on November 24, 2009.

Item 3.	Defaults Upon Senior Securities
Not applicable.

Item 4.	Reserved
Not applicable.

Item 5.	Other Information
Not applicable.

Item 6.	Exhibits

	Exhibit 10	2004 Employee and Director Equity-Based Compensation Plan, as amended and restated as of July 27, 2010.

	Exhibit 31	Certifications of Chief Executive Officer and Chief Financial Officer, pursuant to SEC Rule 13a — 14(a).

	Exhibit 32	Certifications of Chief Executive Officer and Chief Financial Officer, pursuant to Rule 13a — 14(b) and Section 1350 of Chapter 63 of Title 18 of the U.S. Code.

	Exhibit 101	The following materials from this report, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Becton, Dickinson and Company (Registrant)

Dated: August 4, 2010

/s/ David V. Elkins David V. Elkins
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

/s/ William A. Tozzi William A. Tozzi
Senior Vice President and Controller
(Chief Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibits

10	2004 Employee and Director Equity-Based Compensation Plan, as amended and restated as of July 27, 2010.

31	Certifications of Chief Executive Officer and Chief Financial Officer, pursuant to SEC Rule 13a — 14(a).

32	Certifications of Chief Executive Officer and Chief Financial Officer, pursuant to Rule 13a — 14(b) and Section 1350 of Chapter 63 of Title 18 of the U.S. Code.

101	The following materials from this report, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.