Form 10-K
period 2010-09-30
BECTON DICKINSON & CO
filed 2010-11-24
CIK 10795

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)
Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

As of March 31, 2010, the aggregate market value of the registrant’s outstanding common stock held by non-affiliates of the registrant was approximately $18,325,503,422.

As of October 31, 2010, 229,961,230 shares of the registrant’s common stock were outstanding.

Documents Incorporated by Reference

Portions of the registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held February 1, 2011 are incorporated by reference into Part III hereof.

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

Business Segments

BD’s operations consist of three worldwide business segments: BD Medical, BD Diagnostics and BD Biosciences. Information with respect to BD’s business segments is included in Note 6 to the consolidated financial statements contained in Item 8, Financial Statements and Supplementary Data, and is incorporated herein by reference.

BD Medical

BD Medical produces a broad array of medical devices that are used in a wide range of healthcare settings. BD Medical’s principal product lines include needles, syringes and intravenous catheters for medication delivery (including safety-engineered and auto-disable devices); prefilled IV flush syringes; syringes and pen needles for the self-injection of insulin and other drugs used in the treatment of diabetes; prefillable drug delivery systems provided to pharmaceutical companies and sold to end-users as drug/device combinations; regional anesthesia needles and trays; and sharps disposal containers. The primary customers served by BD Medical are hospitals and clinics; physicians’ office practices; consumers and retail pharmacies; governmental and nonprofit public health agencies; pharmaceutical companies; and healthcare workers.

BD Diagnostics

BD Diagnostics provides products for the safe collection and transport of diagnostics specimens, as well as instrument systems and reagents to detect a broad range of infectious diseases, healthcare-associated infections (“HAIs”) and cancers. BD Diagnostics’ principal products include integrated systems for specimen collection; safety-engineered blood collection products and systems; automated blood culturing systems; molecular testing systems for sexually transmitted diseases and HAIs; microorganism identification and drug susceptibility systems; liquid-based cytology systems for cervical cancer screening; rapid diagnostic assays; and plated media. BD Diagnostics serves hospitals, laboratories and clinics; reference laboratories; blood banks; healthcare workers; public health agencies; physicians’ office practices; and industrial and food microbiology laboratories.

BD Biosciences

BD Biosciences produces research and clinical tools that facilitate the study of cells, and the components of cells, to gain a better understanding of normal and disease processes. That information is used to aid the discovery and development of new drugs and vaccines, and to improve the diagnosis and management of diseases. BD Biosciences’ principal product lines include fluorescence-activated cell sorters and analyzers; monoclonal antibodies and kits for performing cell analysis; reagent systems for life science research; cell imaging systems; laboratory products for tissue culture and fluid handling; diagnostic assays; and cell culture media supplements for biopharmaceutical manufacturing. The primary customers served by BD Biosciences are research and clinical laboratories; academic and governmental institutions; pharmaceutical and biotechnology companies; hospitals; and blood banks.

Acquisitions

On November 19, 2009, BD acquired 100% of the outstanding shares of HandyLab, Inc. (“HandyLab”), a company that develops and manufactures molecular diagnostic assays and automation platforms. The purchase price was $275 million in cash. HandyLab has developed and commercialized a flexible automated platform for performing molecular diagnostics that complements BD’s molecular diagnostics offerings, specifically in the area of HAIs. Additional information regarding this transaction is contained in Note 9 to the consolidated financial statements contained in Item 8, Financial Statements and Supplementary Data, which is incorporated herein by reference.

Divestitures

During the fourth quarter of 2010, the Company sold the Ophthalmic Systems unit, as well as the surgical blades, critical care and extended dwell catheter product platforms of the Medical Surgical Systems unit for $270 million. Additional information regarding this transaction is contained in Note 10 to the consolidated financial statements contained in Item 8, Financial Statements and Supplementary Data, which is incorporated herein by reference.

International Operations

BD’s products are manufactured and sold worldwide. For reporting purposes, we organize our operations outside the United States as follows: Europe (which includes the Middle East and Africa); Japan; Asia Pacific (which includes Australia and all of Asia except Japan); Latin America (which includes Mexico and Brazil) and Canada. The principal products sold by BD outside the United States are needles and syringes; insulin syringes and pen needles; diagnostic systems; BD Vacutainertm brand blood collection products; BD Hypaktm brand prefillable syringe systems; infusion therapy products; flow cytometry instruments and reagents; and disposable laboratory products. BD has manufacturing operations outside the United States in Brazil, Canada, China, France, Germany, Hungary, India, Ireland, Japan, Mexico, Pakistan, Singapore, South Korea, Spain, Sweden and the United Kingdom. Geographic information with respect to BD’s operations is included under the heading “Geographic Information” in Note 6 to the consolidated financial statements included in Item 8, Financial Statements and Supplementary Data, and is incorporated herein by reference.

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

Distribution

BD’s products are marketed in the United States and internationally through independent distribution channels and directly to end-users by BD and independent sales representatives. No customer accounted for 10% or more of revenues in fiscal year 2010. Order backlog is not material to BD’s business inasmuch as orders for BD products generally are received and filled on a current basis, except for items temporarily out of stock. BD’s worldwide sales are not generally seasonal, with the exception of certain medical devices in the BD Medical segment, and respiratory and flu diagnostic products in the BD Diagnostics segment, that relate to seasonal diseases such as influenza.

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

Research and Development

BD conducts its research and development (“R&D”) activities at its operating units and at BD Technologies in Research Triangle Park, North Carolina. The majority of BD’s R&D activities are conducted in the United States. Outside the United States, BD conducts R&D activities at BD Diagnostic Systems in Quebec City, Canada, BD Pharmaceutical Systems in Pont de Claix, France, and BD Medical Surgical Systems in Tuas, Singapore. BD also collaborates with certain universities, medical centers and other entities on R&D programs, and retains individual consultants to support its efforts in specialized fields. BD spent approximately $431 million, $405 million and $383 million on research and development during the fiscal years ended September 30, 2010, 2009 and 2008, respectively.

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

Competition

BD operates in the increasingly complex and challenging medical technology marketplace whose dynamics are changing. Technological advances and scientific discoveries have accelerated the pace of change in medical technology, the regulatory environment of medical products is becoming more complex and vigorous, and economic conditions have resulted in a challenging market. Companies of varying sizes compete in the global medical technology field. Some are more specialized than BD with respect to particular markets, and some have greater financial resources than BD. New companies have entered the field, particularly in the areas of molecular diagnostics, safety-engineered devices and in the life sciences, and established companies have diversified their business activities into the medical technology area. Other firms engaged in the distribution of medical technology products have become manufacturers of medical devices and instruments as well. Acquisitions and collaborations by and among companies seeking a competitive advantage also affect the competitive environment. In addition, the entry into the market of manufacturers located in China and other low-cost manufacturing locations are creating increased pricing pressures, particularly in developing markets. Some competitors have also established manufacturing sites or have contracted with suppliers located in these countries as a means to lower their costs. New entrants may also appear, particularly from these low-cost countries.

BD competes in this evolving marketplace on the basis of many factors, including price, quality, innovation, service, reputation, distribution and promotion. The impact of these factors on BD’s competitive position varies among BD’s various product offerings. In order to remain competitive in the industries in which it operates, BD continues to make investments in research and development, quality management, quality improvement, product innovation and productivity improvement in support of its core strategy — to increase revenue growth by focusing on products that deliver greater benefits to patients, healthcare workers and researchers.

Third-Party Reimbursement

Healthcare providers and/or facilities are generally reimbursed for their services through numerous payment systems maintained by governmental agencies (e.g., Medicare and Medicaid in the United States, the National Health Service in the United Kingdom, the Joint Federal Committee in Germany, the Commission d’Evaluation des Produits et prestations in France, and the Ministry for Health, Labor and Welfare in Japan), private insurance companies, and managed care organizations. The manner and level of reimbursement in any given case may depend on the site of care, the procedure(s) performed, the final patient diagnosis, the device(s) and/or drug(s) utilized, the available budget, or a combination of these factors, and coverage and payment levels are determined at the payer’s discretion. The coverage policies and reimbursement levels of these third-party payers may impact the decisions of healthcare providers and facilities regarding which medical products they purchase and the prices they are willing to pay for those products. Thus, changes in reimbursement level or method may either positively or negatively impact sales of BD products.

While BD is actively engaged in promoting the value of its products for payers and patients, and it employs various efforts and resources to positively impact coverage, coding and payment processes in this regard, it has no direct control over payer decision-making with respect to coverage and payment levels for BD products. Additionally, we expect many payers to continue to explore cost-containment strategies (e.g., comparative effectiveness analyses, so-called “pay-for-performance” programs implemented by various public and private payers, and expansion of payment bundling schemes such as Accountable Care Organizations or ACOs) that could potentially impact coverage and/or payment levels for current or future BD products.

As BD’s product offerings are diverse across many healthcare settings, they are affected to varying degrees by the many payment systems. Therefore, individual countries, product lines or product classes may be impacted by changes to these systems. Notably, the recently-enacted healthcare reform legislation in the United States (i.e., the Patient Protection and Affordable Care Act (“PPACA”)) provides for numerous, substantive changes to U.S. healthcare payment systems, most of which are yet to be established in regulations. As yet, it is unclear whether, or how, the implementation of regulations pursuant to the PPACA might affect payment for BD products. See Item 1A. Risk Factors for a further discussion.

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

BD actively maintains FDA/ISO Quality Systems that establish standards for its product design, manufacturing, and distribution processes. Prior to marketing or selling most of its products, BD must secure approval from the FDA and counterpart non-U.S. regulatory agencies. Following the introduction of a product, these agencies engage in periodic reviews of BD’s quality systems, as well as product performance, and advertising and promotional materials. These regulatory controls, as well as any changes in FDA policies, can affect the time and cost associated with the development, introduction and continued availability of new products. Where possible, BD anticipates these factors in its product development and planning processes.

These agencies possess the authority to take various administrative and legal actions against BD, such as product recalls, product seizures and other civil and criminal sanctions. BD also undertakes voluntary compliance actions such as voluntary recalls.

BD also is subject to various federal and state laws, and laws outside the United States, concerning healthcare fraud and abuse (including false claims laws and anti-kickback laws), global anti-corruption, transportation, safety and health, and customs and exports. Many of the agencies enforcing these laws have increased their enforcement activities with respect to medical device manufacturers in recent years. This appears to be part of a general trend toward increased regulation and enforcement activity within and outside the United States.

BD believes it is in compliance in all material respects with applicable law and the regulations promulgated by the applicable agencies (including, without limitation, environmental laws and regulations), and that such compliance has not had, and will not have, a material adverse effect on our operations or results. See Item 3. Legal Proceedings.

Employees

As of September 30, 2010, BD had 28,803 employees, of whom 12,262 were employed in the U.S. (including Puerto Rico). BD believes that its employee relations are satisfactory.

Other Matters

Becton Dickinson France, S.A. (“BD-France”), a subsidiary of BD, was listed among approximately 2,200 other companies in an October 27, 2005 report of the Independent Inquiry Committee (“IIC”) of the United Nations (“UN”) as having been involved in humanitarian contracts in which unauthorized payments were suspected of having been made to the Iraqi Government in connection with the UN’s Oil-for-Food Programme (the “Programme”). In connection with the IIC’s report, Becton Dickinson AG, a Swiss subsidiary of BD, received a letter of inquiry from the Vendor Review Committee (“VRC”) of the United Nations Procurement Service dated November 22, 2005. The letter of inquiry said that the VRC is reviewing Becton Dickinson AG’s registration status in light of BD-France being listed in the IIC’s report and asked us for any information we might be able to provide relating to the findings of the report. BD conducted an internal review and found no evidence that BD or any BD employee made, authorized, or approved improper payments to the Iraqi Government in connection with the Programme. The representative utilized by BD in Iraq also unequivocally denied having made any such payments, and BD was unable to find any evidence of such payments being made by this representative. BD reported the results of its internal review to the VRC. In May 2008, BD received a letter from the U.N. stating that Becton Dickinson AG had been suspended from the UN Secretariat Procurement Division’s vendor roster for a minimum period of six months. We have requested that Becton Dickinson AG be reinstated. BD believes that the suspension has not had, and will not have, a material adverse effect on BD.

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

Available Information

BD maintains a website at www.bd.com. BD also makes available its Annual Reports on Form 10-K, its Quarterly Reports on Form 10-Q, and its Current Reports on Form 8-K (and amendments to those reports) as soon as reasonably practicable after those reports are electronically filed with, or furnished to, the Securities and Exchange Commission (“SEC”). These filings may be obtained and printed free of charge at www.bd.com/investors. In addition, the written charters of the Audit Committee, the Compensation and Benefits Committee, the Corporate and Scientific Affairs Committee, the Corporate Governance and Nominating Committee, and the Executive Committee of the Board of Directors, the Company’s Corporate Governance Principles and its Business Conduct and Compliance Guide, are available at BD’s website at www.bd.com/investors/corporate_governance/. Printed copies of these materials, BD’s 2010 Annual Report on Form 10-K, and BD’s reports and statements filed with, or furnished to, the SEC, may be obtained, without charge, by contacting the Corporate Secretary, BD, 1 Becton Drive, Franklin Lakes, New Jersey 07417-1880, telephone 201-847-6800.

BD also routinely posts important information for investors on its website at www.bd.com/investors. BD may use this website as a means of disclosing material, non-public information and for complying with its disclosure obligations under Regulation FD adopted by the SEC. Accordingly, investors should monitor the Investor Relations portion of BD’s website noted above, in addition to following BD’s press releases, SEC filings, and public conference calls and webcasts. Our website and the information contained therein or connected thereto shall not be deemed to be incorporated into this Annual Report.

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

The current economic conditions may result in a decrease in the demand for our products and services, longer sales cycles, slower adoption of new technologies and increased price competition. During fiscal year 2010, lower laboratory testing volumes and physician visits in the United States and macroeconomic factors in Western Europe contributed to weakened demand for our products. Any austerity plans implemented in Europe or other regions where governments are the primary payers of healthcare expenses and research may also result in a decrease in demand for our products. In addition, while the current economic conditions have not impaired our ability to access credit markets to date, there can be no assurance that these conditions will not adversely affect our ability to do so in the future. The current economic conditions may adversely affect our suppliers, and there can be no assurances that BD will not experience any interruptions in supply in the future. The increase in sovereign debt during the financial crisis as a result of governmental intervention in the world economy poses additional risks to the global financial system and economic recovery. We have experienced delays in collecting receivables in Greece due to the Greek government’s liquidity problems. We may experience similar delays in other jurisdictions experiencing liquidity problems. The strength and timing of any economic recovery remains uncertain, and there can be no assurance that the economic downturn will not continue to affect our operations in the future.

We are subject to foreign currency exchange risk.

Over half of our fiscal year 2010 revenues were derived from international operations. Our revenues outside the United States may be adversely affected by fluctuations in foreign currency exchange rates. A discussion of the financial impact of exchange rate fluctuations and the ways and extent to which we may attempt to address any impact is contained in Item. 7, Management’s Discussion of Financial Condition and Results of Operations. Any hedging activities in which we may engage only offset a portion of the adverse financial impact resulting from unfavorable changes in foreign currency exchange rates. We cannot predict with any certainty changes in foreign currency exchange rates or the degree to which we can address these risks.

Federal healthcare reform may adversely affect our results of operations.

The Patient Protection and Affordable Care Act (the “PPACA”) was enacted in March 2010. Under the PPACA, beginning in 2013, medical device manufacturers, such as BD, will pay a 2.3% excise tax on U.S. sales of certain medical devices. Sales of BD products that we estimate to be subject to this tax represented about 80% of BD’s total U.S. revenues in fiscal year 2010. We cannot predict with any certainty what other impact the PPACA may have on our business. The PPACA reduces Medicare and Medicaid payments to hospitals, clinical laboratories and pharmaceutical companies, and could otherwise reduce the volume of medical procedures. These factors, in turn, could result in reduced demand for our products and increased downward pricing pressure. It is also possible that the PPACA will result in lower reimbursements for our products. While the PPACA is intended to expand health insurance coverage to uninsured persons in the United States, the impact of any overall increase in access to healthcare on sales of BD’s products is uncertain at this time.

Changes in reimbursement practices of third-party payers could affect the demand for our products and the prices at which they are sold.

Our sales depend, in part, on the extent to which healthcare providers and facilities are reimbursed by government authorities, private insurers and other third-party payers for the costs of our products. The coverage policies and reimbursement levels of third-party payers, which can vary among public and private sources, may affect which products customers purchase and the prices they are willing to pay for these products in a particular jurisdiction. Legislative or administrative reforms to reimbursement systems in the United States (as part of the PPACA) or abroad (for example, those under consideration in France, Germany, Italy and the United Kingdom) could significantly reduce reimbursement for procedures using BD products, or result in denial of reimbursement for those products. See “Third-Party Reimbursement” under Item 1. Business.

Price volatility could adversely affect costs associated with our operations.

Our results of operations could be negatively impacted by price volatility in the cost of raw materials, components, freight and energy. In particular, BD purchases supplies of resins, which are oil-based components used in the manufacture of certain products. Any significant increases in resin purchase costs could impact future operating results. Increases in the price of oil can also increase BD’s costs for packaging and transportation. New laws or regulations adopted in response to climate change could also increase energy costs and the costs of certain raw materials and components. These cost increases may adversely affect our profitability.

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

The medical technology industry is subject to rapid technological changes, and we face significant competition across our product lines and in each market in which our products are sold. We face this competition from a wide range of companies. These include large medical device companies, some of which may have greater financial and marketing resources than we do. We also face competition from firms that are more specialized than we are with respect to particular markets. Other firms engaged in the distribution of medical technology products have become manufacturers of medical devices and instruments as well. In some instances, competitors, including pharmaceutical companies, also offer, or are attempting to develop, alternative therapies for disease states that may be delivered without a medical device. The development of new or improved products, processes or technologies by other companies (such as needle-free injection technology) may render our products or proposed products obsolete or less competitive. In addition, increasing customer demand for more environmentally-friendly products is creating another basis on which BD must compete. The entry into the market of manufacturers located in China and other low-cost manufacturing locations is also creating increased pricing pressures, particularly in developing markets. Some competitors have also established manufacturing sites or have contracted with suppliers located in these countries as a means to lower their costs. New entrants may also appear, particularly from these low-cost countries.

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

We have manufacturing sites all over the world. In addition, in some instances, the manufacturing of certain of our product lines is concentrated in one or more of our plants. As a result, weather, natural disasters (including pandemics), terrorism, political change, failure to follow specific internal protocols and procedures, equipment malfunction, environmental factors or damage to one or more of our facilities could adversely affect our ability to manufacture our products.

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

We are engaged in a project to upgrade our enterprise resource planning (“ERP”) system. Our ERP system is critical to our ability to accurately maintain books and records, record transactions, provide important information to our management and prepare our financial statements. The design and implementation of the new ERP system has required, and will continue to require, the investment of significant financial and human resources. The total cost needed to implement the new ERP system may turn out to be more than we currently anticipate. In addition, we may not be able to successfully implement the new ERP system without experiencing difficulties. Any disruptions, delays or deficiencies in the design and implementation of the new ERP system could adversely affect our ability to process orders, ship products, provide services and customer support, send invoices and track payments, fulfill contractual obligations or otherwise operate our business.

BD is subject to extensive regulation.

BD is subject to extensive regulation by the FDA pursuant to the Federal Food, Drug and Cosmetic Act, by comparable agencies in foreign countries, and by other regulatory agencies and governing bodies. Most of BD’s products must receive clearance or approval from the FDA or non-U.S. counterpart regulatory agencies before they can be marketed or sold. The process for obtaining marketing approval or clearance may take a significant period of time and require the expenditure of substantial resources, and these may be increasing. The process may also require changes to our products or result in limitations on the indicated uses of the products. Also, governmental agencies may impose new requirements regarding registration, labeling or prohibited materials that may require us to modify or re-register products already on the market or otherwise impact our ability to market our products. In addition, once clearance or approval has been obtained for a product, there is an obligation to ensure that all applicable FDA and other regulatory requirements continue to be met.

Following the introduction of a product, these agencies also periodically review our manufacturing processes and product performance. Our failure to comply with the applicable good manufacturing practices, adverse event reporting, clinical trial and other requirements of these agencies could delay or prevent the production, marketing or sale of our products and result in fines, delays or suspensions of regulatory clearances, closure of manufacturing sites, seizures or recalls of products and damage to our reputation. Recent changes in enforcement practice by the FDA and other agencies have resulted in increased enforcement activity, which increases the compliance risk for BD and other companies in our industry.

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

BD operations outside the United States subject BD to certain risks, including the effects of fluctuations in foreign currency exchange (as discussed above); the spread of a global economic downturn; changes in foreign regulatory requirements; local product preferences; difficulty in establishing, staffing and managing foreign operations; differing labor regulations; changes in tax laws; potential political instability; trade barriers; weakening of the protection of intellectual property rights in some countries; and restrictions on the transfer of capital across borders. The success of our operations outside the United States will depend, in part, on our ability to acquire or form and maintain alliances with local companies and make necessary infrastructure enhancements to, among other things, our production facilities and distribution networks.

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

Our operations are dependent in part on patents and other intellectual property assets.

Many of BD’s businesses rely on patent, trademark and other intellectual property assets. While we do not believe that the loss of any one patent or other intellectual property asset would materially adversely affect BD operations, these intellectual property assets, in the aggregate, are of material importance to our business. BD can lose the protection afforded by these intellectual property assets through patent expirations, legal challenges or governmental action. Patents attained by competitors, particularly as patents on our products expire, may also adversely affect our competitive position. The loss of a significant portion of our portfolio of intellectual property assets may have an adverse effect on our earnings, financial condition or cash flows. In addition, competitors may claim that BD products infringe upon their intellectual property. Resolving any intellectual property claim can be costly and time-consuming.

Natural disasters, war and other events could adversely affect BD’s future revenues and operating income.

Natural disasters (including pandemics), war, terrorism, labor disruptions and international conflicts, and actions taken by the United States and other governments in response to such events, could cause significant economic disruption and political and social instability in the United States and in areas outside of the United States in which we operate. These events could result in decreased demand for our products, adversely affect our manufacturing and distribution capabilities, or increase the costs for or cause interruptions in the supply of materials from our suppliers.

We need to attract and retain key employees to be competitive.

Our ability to compete effectively depends upon our ability to attract and retain executives and other key employees, including people in technical, marketing, sales and research positions. Competition for experienced employees, particularly for persons with specialized skills, can be intense. BD’s ability to recruit such talent will depend on a number of factors, including compensation and benefits, work location and work environment. If we cannot effectively recruit and retain qualified executives and employees, our business could be adversely affected.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

BD’s executive offices are located in Franklin Lakes, New Jersey. As of November 1, 2010, BD owned and leased 184 facilities throughout the world comprising approximately 16,348,578 square feet of manufacturing, warehousing, administrative and research facilities. The U.S. facilities, including Puerto Rico, comprise approximately 7,018,934 square feet of owned and 1,738,084 square feet of leased space. The international facilities comprise approximately 6,287,633 square feet of owned and 1,303,927 square feet of leased space. Sales offices and distribution centers included in the total square footage are also located throughout the world.

Operations in each of BD’s business segments are conducted at both U.S. and international locations. Particularly in the international marketplace, facilities often serve more than one business segment and are used for multiple purposes, such as administrative/sales, manufacturing and/or warehousing/distribution. BD generally seeks to own its manufacturing facilities, although some are leased. The following table summarizes property information by business segment.

Sites	Corporate	BD Biosciences	BD Diagnostics	BD Medical	Mixed(A)	Total

Leased	2	11	12	70	35	130
Owned	2	6	13	24	9	54
Total	4	17	25	94	44	184
Square feet	494,104	1,144,252	2,755,390	7,600,633	4,352,199	16,348,578

(A)	Facilities used by more than one business segment.

BD believes that its facilities are of good construction and in good physical condition, are suitable and adequate for the operations conducted at those facilities, and are, with minor exceptions, fully utilized and operating at normal capacity.

The U.S. facilities are located in Arizona, California, Connecticut, Florida, Georgia, Illinois, Indiana, Maryland, Massachusetts, Michigan, Minnesota, Nebraska, New Jersey, North Carolina, Pennsylvania, South Carolina, Tennessee, Texas, Utah, Washington, DC, Washington, Wisconsin and Puerto Rico.

The international facilities are grouped as follows:

— Europe, which includes facilities in Austria, Belgium, Denmark, England, Finland, France, Germany, Greece, Hungary, Ireland, Italy, Kenya, Norway, Poland, Russia, Saudi Arabia, South Africa, Spain, Sweden, Switzerland, Turkey and the United Arab Emirates.

— Japan.

— Asia Pacific, which includes facilities in Australia, China, India, Indonesia, Malaysia, New Zealand, Pakistan, the Philippines, Singapore, South Korea, Taiwan, Thailand and Vietnam.

— Latin America, which includes facilities in Argentina, Brazil, Chile, Colombia, Costa Rica, Mexico, Peru and Venezuela.

— Canada.

Item 3.	Legal Proceedings.

BD is named as a defendant in the following purported class action suits brought on behalf of distributors and other entities that purchase BD products (the “Distributor Plaintiffs”), alleging that BD violated federal antitrust laws, resulting in the charging of higher prices for BD’s products to the plaintiffs and other purported class members.

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

BD is also named as a defendant in the following purported class action suits brought on behalf of purchasers of BD’s products, such as hospitals (the “Hospital Plaintiffs”), alleging that BD violated federal and state antitrust laws, resulting in the charging of higher prices for BD’s products to the plaintiff and other purported class members.

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

On April 27, 2009, BD entered into a settlement agreement with the Distributor Plaintiffs in these actions. The settlement agreement provided for, among other things, the payment by BD of $45 million in exchange for a release by all potential class members of the direct purchaser claims under federal antitrust laws related to the products and acts enumerated in the complaint, and a dismissal of the case with prejudice, insofar as it relates to direct purchaser claims. The release would not cover potential class members that affirmatively opt out of the settlement. On September 30, 2010, the court issued an order denying a motion to approve the settlement agreement, ruling that the Hospital Plaintiffs, and not the Distributor Plaintiffs, are the direct purchasers entitled to pursue damages under the federal antitrust laws for certain sales of BD products. The settlement agreement currently remains in effect, subject to certain termination provisions, and the Distributor Plaintiffs are seeking appellate review of the court’s order.

In June 2007, Retractable Technologies, Inc. (“RTI”) filed a complaint against BD under the caption Retractable Technologies, Inc. vs. Becton Dickinson and Company (Civil Action No. 2:07-cv-250, U.S. District Court, Eastern District of Texas). RTI alleges that the BD Integratm syringes infringe patents licensed exclusively to RTI. In its complaint, RTI also alleges that BD engaged in false advertising with respect to certain of BD’s safety-engineered products in violation of the Lanham Act; acted to exclude RTI from various product markets and to maintain its market share through, among other things, exclusionary contracts in violation of state and federal antitrust laws; and engaged in unfair competition. In January 2008, the court severed the patent and non-patent claims into separate cases. RTI seeks money damages and injunctive relief. On April 1, 2008, RTI filed a complaint against BD under the caption Retractable Technologies, Inc. and Thomas J. Shaw v. Becton Dickinson and Company (Civil Action No. 2:08-cv-141, U.S. District Court, Eastern District of Texas). RTI alleges that the BD Integratm syringes infringe another patent licensed exclusively to RTI. RTI seeks money damages and injunctive relief. On August 29, 2008, the court ordered the consolidation of the patent cases. On November 9, 2009, at a trial of these consolidated cases, the jury rendered a verdict in favor of RTI on all but one of its infringement claims, but did not find any willful infringement, and awarded RTI $5 million in damages. On May 19, 2010, the court granted RTI’s motion for a permanent injunction against the continued sale by BD of its BD Integratm products in their current form, but stayed the injunction for the longer of twelve months or the duration of any appeal. At the same time, the court lifted a stay of RTI’s non-patent claims that the court had imposed during the pendency of the patent claims at the trial court level. On June 16, 2010, BD filed its appeal with the Court of Appeals for the Federal Circuit.

On October 19, 2009, Gen-Probe Incorporated (“Gen-Probe”) filed a patent infringement action against BD in the U.S. District Court for the Southern District of California. The complaint alleges that the BD Vipertm and BD Vipertm XTRtm systems, and BD ProbeTectm specimen collection products infringe certain U.S. patents of Gen-Probe. On March 23, 2010, Gen-Probe filed a complaint, also in the U.S. District Court for the Southern District of California, alleging that the BD Maxtm instrument infringes Gen-Probe patents. Additional disclosures regarding this instrument are provided in Note 9 to the consolidated financial statements contained in Item 8, Financial Statements and Supplementary Data. The patents alleged to be infringed are a subset of the Gen-Probe patents asserted against BD in the October 2009 suit. On June 8, 2010, the Court consolidated these cases. Gen-Probe is seeking monetary damages and injunctive relief.

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

Given the uncertain nature of litigation generally, BD is not able in all cases to estimate the amount or range of loss that could result from an unfavorable outcome of the litigation to which BD is a party. In accordance with U.S. generally accepted accounting principles, BD establishes accruals to the extent probable future losses are estimable (in the case of environmental matters, without considering possible third-party recoveries). In view of the uncertainties discussed below, BD could incur charges in excess of any currently established accruals and, to the extent available, excess liability insurance. In the opinion of management, any such future charges, individually or in the aggregate, could have a material adverse effect on BD’s consolidated results of operations and consolidated cash flows.

Item 4.	[RESERVED]

Executive Officers of the Registrant

The following is a list of the executive officers of BD, their ages and all positions and offices held by each of them during the past five years. There is no family relationship between any executive officer or director of BD.

Name	Age	Position

Edward J. Ludwig	59	Director since 1999; Chairman since February 2002; Chief Executive Officer since January 2000; and President from May 1999 to January 2009.

Donna M. Boles	57	Senior Vice President — Human Resources since June 2006; Vice President — Human Resources from June 2005 to June 2006; and, prior thereto, Vice President, Human Resources, BD Medical from April 2001 to June 2005.

Scott P. Bruder	48	Senior Vice President and Chief Technology Officer since September 2007; Worldwide Vice President, Johnson & Johnson Regenerative Therapeutics, LLC from December 2005 to August 2007; Worldwide Vice President, DePuy Biologics, a unit of DePuy, Inc., a Johnson & Johnson Company, from October 2003 to November 2005; and, prior thereto, Worldwide Vice President, Orthobiologics, DePuy Spine, DePuy Orthopaedics, and DePuy Mitek, operating companies within DePuy, Inc.

Gary M. Cohen	51	Executive Vice President since June 2006; and, prior thereto, President — BD Medical from May 1999 to June 2006.

David T. Durack	65	Senior Vice President — Corporate Medical Affairs since June 2006; and, prior thereto, Vice President — Corporate Medical Affairs from January 2000 to June 2006.

David V. Elkins	42	Executive Vice President and Chief Financial Officer since December 2008; Vice President and Chief Financial Officer, North America and Global Marketing, AstraZeneca PLC from April 2006 to December 2008, and, prior thereto, Chief Financial Officer, UK, AstraZeneca PLC from January 2004 to January 2006.

Vincent A. Forlenza	57	Chief Operating Officer since July 2010; President since January 2009; Executive Vice President from June 2006 to January 2009; and, prior thereto, President — BD Biosciences from March 2003 to June 2006.

William A. Kozy	58	Executive Vice President since June 2006; and, prior thereto, President — BD Diagnostics from November 2003 to June 2006.

Jeffrey S. Sherman	55	Senior Vice President since June 2006; General Counsel since January 2004; and Vice President from January 2004 to June 2006.

Patricia B. Shrader	60	Senior Vice President — Corporate Regulatory and External Affairs since June 2006; Vice President, Corporate Regulatory and External Affairs from February 2005 to June 2006; and, prior thereto, Vice President, Corporate Regulatory, Public Policy and Communication from March 2004 to February 2005.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

BD’s common stock is listed on the New York Stock Exchange. As of October 31, 2010, there were approximately 8,895 shareholders of record.

Market and Market Prices of Common Stock (per common share)

	2009		2010
By Quarter	High	Low	High	Low

First	$80.24	$60.26	$79.72	$66.60
Second	74.15	61.57	80.14	74.64
Third	71.71	60.48	79.66	67.45
Fourth	73.60	63.75	74.82	66.89

Dividends (per common share)

By Quarter	2009	2010

First	$0.33	$0.37
Second	0.33	0.37
Third	0.33	0.37
Fourth	0.33	0.37

Issuer Purchases of Equity Securities

The table below sets forth certain information regarding BD’s purchases of its common stock during the fiscal quarter ended September 30, 2010.

				Maximum Number
		Average	Total Number of Shares	of Shares that
	Total Number of	Price	Purchased as Part of	May Yet be
For the Three Months Ended	Shares	Paid	Publicly Announced	Purchased Under the
September 30, 2010	Purchased(1)	per Share	Plans or Programs(2)	Plans or Programs

July 1-31, 2010	203,385	$68.82	200,000	10,202,344
August 1-31, 2010	2,620,679	$71.17	2,616,750	7,585,594
September 1-30, 2010	3,098	$74.13	—	28,585,594

Total	2,827,162	$71.00	2,816,750	28,585,594

(1)	Includes for the quarter 7,353 shares purchased in open market transactions by the trustees under BD’s employee and director deferred compensation plans. Also includes 3,059 shares delivered to BD in connection with stock option exercises.

(2)	Repurchases of 402,344 shares were made pursuant to a repurchase program for 10 million shares announced on November 24, 2008. The remaining repurchases were made pursuant to a repurchase program covering 10 million shares authorized by the Board of Directors on November 24, 2009 (the “2009 Program”). There is no expiration date for the 2009 Program. The Board authorized a repurchase program covering 21 million additional shares on September 28, 2010, for which there is also no expiration date.

Item 6.	Selected Financial Data.

FIVE-YEAR SUMMARY OF SELECTED FINANCIAL DATA

Becton, Dickinson and Company

	Years Ended September 30
	2010	2009	2008	2007	2006
	Dollars in millions, except per share amounts

Operations
Revenues	7,372.3	6,986.7	6,897.6	6,121.1	5,512.6
Research and Development Expense	431.0	404.6	382.6	342.9	288.5
Operating Income	1,676.8	1,589.7	1,488.1	1,151.0	1,091.3
Interest Expense (Income), Net	16.1	7.2	(3.0)	0.2	6.8
Income From Continuing Operations Before Income Taxes	1,661.2	1,578.6	1,489.7	1,151.7	1,075.8
Income Tax Provision	484.8	411.2	411.9	336.6	297.0
Net Income	1,317.6	1,231.6	1,127.0	890.0	752.3
Basic Earnings Per Share	5.62	5.12	4.61	3.63	3.04
Diluted Earnings Per Share	5.49	4.99	4.46	3.49	2.93
Dividends Per Common Share	1.48	1.32	1.14	0.98	0.86
Financial Position
Total Current Assets	4,505.3	4,647.0	3,614.7	3,130.6	3,185.3
Total Current Liabilities	1,671.7	1,777.1	1,416.6	1,478.8	1,576.3
Total PPE, Net	3,100.5	2,966.6	2,744.5	2,497.3	2,133.5
Total Assets	9,650.7	9,304.6	7,912.9	7,329.4	6,824.5
Total Long-Term Debt	1,495.4	1,488.5	953.2	955.7	957.0
Total Shareholders’ Equity	5,434.6	5,142.7	4,935.6	4,362.0	3,836.2
Book Value Per Common Share	23.65	21.69	20.30	17.89	15.63
Financial Relationships
Gross Profit Margin	51.9%	52.6%	51.3%	51.9%	51.5%
Return on Revenues (C)	16.0%	16.7%	15.6%	13.3%	14.1%
Return on Total Assets (A)(C)	18.1%	18.8%	20.0%	16.9%	17.6%
Return on Equity (C)	22.2%	23.2%	23.2%	19.9%	21.9%
Debt to Capitalization (B)(C)	23.7%	26.8%	18.8%	20.9%	25.8%
Additional Data
Number of Employees	28,800	29,100	28,300	28,000	27,000
Number of Shareholders	8,887	8,930	8,820	8,896	9,147
Average Common and Common Equivalent Shares Outstanding — Assuming Dilution (millions)	240.1	246.8	252.7	254.8	256.6
Depreciation and Amortization	502.1	464.6	472.0	434.9	396.7
Capital Expenditures	537.3	585.2	595.8	550.2	451.6

(A)	Earnings before interest expense and taxes as a percent of average total assets.

(B)	Total debt as a percent of the sum of total debt, shareholders’ equity and net non-current deferred income tax liabilities.

(C)	Excludes discontinued operations.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FINANCIAL REVIEW

Company Overview

Description of the Company and Business Segments

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

Strategic Objectives

BD remains focused on delivering sustainable growth and shareholder value, while making appropriate investments for the future. BD management operates the business consistent with the following core strategies:

•	To increase revenue growth by focusing on our core products that deliver greater benefits to patients, healthcare workers and researchers;

•	To increase investment in research and development for platform extensions and innovative new products;

•	To make significant investments in growing our emerging markets;

•	To improve operating effectiveness and balance sheet productivity;

•	To drive an efficient capital structure and strong shareholder returns.

Our efforts to increase revenues and earnings per share are focused on four specific areas within healthcare and life sciences:

•	Enabling safer, simpler and more effective parenteral drug delivery;

•	Improving clinical outcomes through new, accurate and faster diagnostics;

•	Providing tools and technologies to the research community that facilitate basic science, drug discovery and cell therapy;

•	Enhancing disease management in Diabetes, Women’s Health and Cancer and Infection Control.

We continue to strive to improve the efficiency of our capital structure and follow these guiding principles:

•	To maintain a solid investment grade rating;

•	To ensure access to the debt market for strategic opportunities;

•	To optimize the cost of capital based on market conditions.

In assessing the outcomes of these strategies as well as BD’s financial condition and operating performance, management generally reviews quarterly forecast data, monthly actual results, segment sales and other similar information. We also consider trends related to certain key financial data, including gross profit margin, selling and administrative expense, investment in research and development, return on invested capital, and cash flows.

Financial Results

Worldwide revenues in 2010 of $7.4 billion increased 5.5% from the prior year and reflected volume increases of approximately 6%, unfavorable foreign exchange translation of 0.1%, inclusive of hedge losses, and price decreases of 0.4%. The increase is attributable to solid revenue growth in the Medical Segment, continued improvement in Biosciences sales and, to a lesser extent, growth in Diagnostics segment revenues. U.S. revenues increased 5% to $3.3 billion. Sales in the United States of safety-engineered devices grew 5% to $1.11 billion in 2010 from $1.06 billion in 2009. International revenues of $4.1 billion grew 6% compared with the prior year. International sales of safety-engineered devices grew 9.5% to $622 million in 2010 from $568 million in 2009, which included an estimated 1.4% of favorable foreign currency translation, net of hedge losses.

Operating income in 2010 grew 5.5% to $1.7 billion or 22.7% of revenues, as compared with $1.6 billion, or 22.8% of revenues in 2009. Operating income growth reflected an overall unfavorable impact of foreign exchange translation, net of hedge losses, as well as the absence of a $45 million litigation charge recorded in 2009. The net unfavorable impact of these items on operating income growth in 2010 was 330 basis points.

Our financial position remains strong, with cash flows from operating activities totaling $1.7 billion in 2010. At September 30, 2010, we had $1.2 billion in cash and equivalents and our debt-to-capitalization at September 30, 2010 was 23.7% compared with 26.8% at the end of 2009. In 2010, BD’s cash outflows relating to acquisitions included the purchase of HandyLab, Inc., a company that develops and manufactures molecular diagnostic assays and automation platforms, for $275 million in cash. Capital expenditures were $537 million in 2010 as we continue to invest in capacity across our segments to support future growth. BD’s strong cash flow generation also provided the flexibility to continue to return value to our shareholders in the form of share repurchases and dividends. During 2010, we repurchased 10.1 million shares of common stock for $750 million and paid cash dividends to our shareholders totaling $346 million. In November 2010, we issued $700 million of 10-year 3.25% Notes and $300 million of 30-year 5.00% Notes, as discussed further below.

Our anticipated revenue growth over the next three years is expected to come from business growth and expansion among all segments and regions of the world, and the development in each business segment of new products and services that provide increased benefits to patients, healthcare workers and researchers. Our ability to sustain our long-term growth will depend on a number of factors, including our ability to expand our core business (including geographical expansion), develop innovative new products with higher gross profit margins across our business segments, and continue to improve operating efficiency and organizational effectiveness. Numerous factors can affect our ability to achieve these goals including, without limitation, economic conditions in the United States and elsewhere, increased competition and healthcare reform initiatives. For example, the recently-enacted U.S. healthcare reform legislation contains certain tax provisions that will affect BD. The most significant impact is the medical device excise tax, which imposes a 2.3% tax on certain U.S. sales of medical devices, beginning in January 2013. Sales of BD products that we estimate to be subject to this tax represented about 80% of BD’s total U.S. revenues in fiscal year 2010. In addition, the new law included a tax provision that eliminated the employer deduction of the Medicare Part D retiree drug subsidy, and, as a result, we recorded a charge of $9 million, or 4 cents per share, in the second quarter of 2010.

We face currency exposure each reporting period that arises from translating the results of our worldwide operations to the U.S. dollar at exchange rates that fluctuate from the beginning of such period. From time to time, we purchase forward contracts and options to partially protect against adverse foreign exchange rate movements. Gains or losses on our derivative instruments are largely offset by the gains or losses on the underlying hedged transactions. We do not enter into derivative instruments for trading or speculative purposes. During 2010, the U.S. dollar weakened against most foreign currencies compared with rates during 2009. The resulting favorable impact on worldwide revenues was offset by losses from our hedging activities. For further discussion refer to Note 12 to the consolidated financial statements contained in Item 8, Financial Statements and Supplementary Data.

Divestiture

During the fourth quarter of 2010, the Company sold the Ophthalmic Systems unit, as well as the surgical blades, critical care and extended dwell catheter product platforms of the Medical Surgical Systems unit. Following the sale, prior period Consolidated Statements of Income and Cash Flows were restated to present separately the operating results of the Ophthalmic Systems unit, surgical blade and critical care product platforms as discontinued operations. See Note 10 to the consolidated financial statements contained in Item 8, Financial Statements and Supplementary Data for additional discussion. The results of operations associated with the extended dwell catheter product platform are reported within continuing operations, as the divestiture of this asset group did not meet the criteria for discontinued operations.

Results of Continuing Operations

Comparisons of income from continuing operations between 2010 and 2009 are affected by the following significant items that are reflected in our 2010 financial results:

•	During the second quarter of 2010, we recorded a non-cash charge of $9 million, or 4 cents diluted earnings per share from continuing operations, related to healthcare reform impacting Medicare Part D reimbursements.

•	During the third quarter of 2009, we recorded a tax benefit of $20 million, or 8 cents diluted earnings per share from continuing operations, relating to various tax settlements in multiple jurisdictions.

•	During the second quarter of 2009, we recorded a pre-tax charge of $45 million, or 11 cents diluted earnings per share from continuing operations, associated with the pending settlement in certain antitrust class action litigation.

Medical Segment

Medical revenues in 2010 of $3.8 billion increased $239 million, or 6.7%, over 2009, which reflected an estimated impact of favorable foreign currency translation of 0.5%, net of hedge losses.

The following is a summary of Medical revenues by organizational unit:

				Estimated
				Foreign
			Total	Exchange
	2010	2009	Change	Impact
	(Millions of dollars)

Medical Surgical Systems	$2,010	$1,889	6.4%	1.5%
Diabetes Care	786	715	9.9%	0.8%
Pharmaceutical Systems	1,001	952	5.1%	(1.3)%

Total Revenues*	$3,796	$3,557	6.7%	0.5%

*	Amounts may not add due to rounding.

Revenue growth in the Medical Surgical Systems unit continues to be driven by sales of safety-engineered products and prefilled flush syringes. Revenues of safety-engineered products increased 5% in the United States and 15% internationally, which included an estimated favorable foreign exchange impact of 3%, net of hedge losses. Revenue growth in the Diabetes Care unit resulted primarily from continued strong growth in worldwide pen needle sales and a co-marketing agreement in the United States. Revenue growth in the Pharmaceutical Systems unit was driven by double-digit growth in the United States, Japan and Asia Pacific. Revenues related to the H1N1 pandemic grew $15 million to $45 million for the Medical Surgical Systems unit and grew $10 million to $35 million for the Pharmaceutical Systems unit in 2010.

Medical operating income in 2010 was $1.1 billion, or 29.5% of Medical revenues, as compared with $1.0 billion, or 29.5%, of revenues in 2009. Favorable manufacturing productivity improvements were substantially offset by a slight decrease in gross profit margin resulting from unfavorable foreign currency translation, a modest increase in the cost of raw materials, and increased manufacturing start-up and restructuring costs. See further discussion on gross profit margin below. Selling and administrative expense as a percentage of Medical revenues in 2010 declined to 17.3% of revenues from 17.5% of revenues in 2009, primarily due to continued diligent spending controls. Research and development expenses in 2010 increased $8 million, or 7%, and reflected continued investment in the development of new products and platforms.

Diagnostics Segment

Diagnostics revenues in 2010 of $2.3 billion increased $93 million, or 4.2%, over 2009, which reflected an estimated impact of favorable foreign currency translation of 0.2%, net of hedge losses.

The following is a summary of Diagnostics revenues by organizational unit:

				Estimated
				Foreign
			Total	Exchange
	2010	2009	Change	Impact
	(Millions of dollars)

Preanalytical Systems	$1,198	$1,143	4.8%	0.4%
Diagnostic Systems	1,121	1,083	3.5%	—

Total Revenues	$2,319	$2,226	4.2%	0.2%

Revenue growth in the Preanalytical Systems unit was driven by sales of safety-engineered products. Sales of safety-engineered products grew 5% in the United States, driven by BD Vacutainertm Push Button Blood Collection Set sales, and 7% internationally, which included an estimated favorable foreign exchange impact of 1%, net of hedge losses. The Diagnostic Systems unit experienced growth in worldwide sales of its automated diagnostic platforms, including the molecular BD ProbeTectm, BD Vipertm and BD Affirmtm systems, along with solid growth of its BD BACTECtm blood culture and TB systems and the BD Phoenixtm ID/AST platform. Revenues related to the flu pandemic were $13 million in 2010 compared with $22 million in 2009 for the Diagnostic Systems unit.

Diagnostics operating income in 2010 was $607 million, or 26.2% of Diagnostics revenues, compared with $607 million, or 27.3% of revenues, in 2009. The Diagnostics segment experienced a decline in gross profit margin that reflected unfavorable foreign currency translation and start-up costs associated with acquisitions. This decline was partially offset by sales growth of products that have higher overall gross profit margins, in particular, safety-engineered products and the BD ProbeTectm and BD Vipertm systems. See further discussion on gross profit margin below. Selling and administrative expense as a percentage of Diagnostics revenues remained the same in 2010 at 21.2%, due to continued spending controls. Research and development expense increased modestly over 2009 and reflected continued investment in the development of new products and platforms with particular emphasis on our molecular platforms.

Biosciences Segment

Biosciences revenues in 2010 of $1.3 billion increased $53 million, or 4.4%, over 2009, which reflected an estimated impact of unfavorable foreign currency translation of 2.4% due to hedge losses. Biosciences revenues reflected a larger portion of our hedge losses, which are allocated to the segments based on their proportionate share of international sales of U.S.-produced products.

The following is a summary of Biosciences revenues by organizational unit:

				Estimated
				Foreign
			Total	Exchange
	2010	2009	Change	Impact
	(Millions of dollars)

Cell Analysis	$951	$905	5.2%	(2.6)%
Discovery Labware	306	299	2.2%	(1.4)%

Total Revenues	$1,257	$1,204	4.4%	(2.4)%

Revenue growth in the Cell Analysis unit reflected increased demand for instruments and reagents and was aided by governmental economic stimulus programs for research in the U.S. as well as supplemental government funding in Japan. Revenue growth in the Discovery Labware unit reflected increased sales to major biopharmaceutical customers, offset by reduced private label sales compared with 2009.

Biosciences operating income in 2010 was $354 million, or 28.2% of Biosciences revenues, compared with $362 million, or 30.1%, in 2009. The decrease in operating income, as a percentage of revenues, reflects lower gross profit from the unfavorable impact of hedge losses, partially offset by the favorable impact of foreign currency translation. Selling and administrative expense was 21.9% in 2010 as compared with 21.6% in 2009 and reflected new direct selling programs and inflationary factors. Research and development expense increased $10 million, or 11% and reflected spending on new product development and advanced technology.

Geographic Revenues

Revenues in the United States in 2010 of $3.3 billion increased 5%. Overall, growth was led by sales of safety-engineered products, which increased 5% to $1.11 billion from $1.06 billion in 2009, as well as sales of Diabetes Care products. Revenue growth also reflected sales of immunocytometry instruments and reagents, aided by governmental economic stimulus programs in the U.S.

International revenues in 2010 of $4.1 billion increased 6%, and reflected nominal impact from net foreign currency translation. Sales growth was led by double-digit growth in Asia Pacific, Latin America and Japan. International sales of safety-engineered devices grew 9.5% to $622 million in 2010 from $568 million in 2009, which included an estimated impact of net favorable foreign currency translation of 1.4%. Sales growth in Western Europe was unfavorably impacted by continuing adverse macroeconomic conditions and an unfavorable comparison to 2009, which included flu-related sales that did not reoccur in 2010.

Gross Profit Margin

Gross profit margin was 51.9% in 2010, compared with 52.6% in 2009. Gross profit margin in 2010 reflected an estimated unfavorable impact primarily from hedging activity of 90 basis points. Partially offsetting these losses was a net favorable operating performance impact of 20 basis points. Operating performance reflected higher sales of products with higher gross margins, partially offset by higher manufacturing start-up and restructuring costs, higher pension costs, and increases in certain raw material costs.

Operating Expenses

Selling and administrative expense in 2010 of $1.7 billion, or 23.3% of revenues, increased $41 million, or 2%, compared with $1.7 billion, or 24.1% of revenues, in 2009. This increase reflected $32 million of unfavorable foreign currency translation. Increased spending in 2010 included $18 million in core spending, $16 million related to our global enterprise resource planning initiative to update our business information systems, and $15 million in pension costs. Aggregate expenses for 2009 reflected the $45 million litigation charge previously discussed.

Research and development (“R&D”) expense in 2010 was $431 million, or 5.8% of revenues, compared with $405 million, or 5.8% of revenues, in 2009. The increase in R&D expenditures includes spending for new products and platforms in each of our segments, as previously discussed.

Non-Operating Expense and Income

Interest expense in 2010 was $51 million, compared with $40 million in 2009. This increase reflected higher levels of long-term fixed rate debt, partially offset by lower interest rates on floating rate debt and a benefit from higher levels of capitalized interest. Interest income was $35 million in 2010, compared with $33 million in 2009. This increase resulted primarily from higher investment levels. Other income (expense), net in 2010 included the gain recognized on the sale of the extended dwell catheter product platform of $18 million and a write-down of investments of $14 million.

Income Taxes

The effective tax rate in 2010 of 29.2% was higher compared with the 2009 rate of 26.1% and reflected the unfavorable impact of certain unusual items. The 2010 rate was unfavorably impacted by 0.6 percentage points from the expiration of the R&D tax credit, and by 0.5 percentage points from the non-cash charge related to healthcare reform impacting Medicare Part D reimbursements. In addition, the 2009 rate reflected a 1.2 percentage point benefit due to various tax settlements in multiple jurisdictions.

Income and Diluted Earnings per Share from Continuing Operations

Income from continuing operations and diluted earnings per share from continuing operations in 2010 were $1.2 billion and $4.90, respectively. The non-cash charge related to healthcare reform decreased income from continuing operations and diluted earnings per share from continuing operations in 2010 by $9 million, or 4 cents, respectively. The current year’s earnings also reflected an overall net unfavorable impact of foreign exchange fluctuations of 26 cents, including hedge losses. Income from continuing operations and diluted earnings per share from continuing operations in 2009 were $1.2 million and $4.73, respectively. The tax benefit discussed above increased income from continuing operations and diluted earnings per share from continuing operations in 2009 by $20 million, or 8 cents, respectively. The litigation charge discussed above decreased income from continuing operations and diluted earnings per share from continuing operations in 2009 by $28 million, or 11 cents, respectively.

Financial Instrument Market Risk

We selectively use financial instruments to manage market risk, primarily foreign currency exchange risk and interest rate risk relating to our ongoing business operations. The counterparties to these contracts are highly rated financial institutions. We do not enter into financial instruments for trading or speculative purposes.

Foreign Exchange Risk

BD and its subsidiaries transact business in various foreign currencies throughout Europe, Asia Pacific, Canada, Japan and Latin America. We face foreign currency exposure from the effect of fluctuating exchange rates on payables and receivables relating to transactions that are denominated in currencies other than our functional currency. These payables and receivables primarily arise from intercompany transactions. We hedge substantially all such exposures, primarily through the use of forward contracts. We also face currency exposure that arises from translating the results of our worldwide operations, including sales, to the U.S. dollar at exchange rates that have fluctuated from the beginning of a reporting period. From time to time, we purchase forward contracts and options to hedge certain forecasted sales that are denominated in foreign currencies in order to partially protect against a reduction in the value of future sales resulting from adverse foreign exchange rate movements. Gains or losses on our derivative instruments are largely offset by the gains or losses on the underlying hedged transactions.

Derivative financial instruments are recorded on our balance sheet at fair value. For foreign currency derivatives, market risk is determined by calculating the impact on fair value of an assumed change in foreign exchange rates relative to the U.S. dollar. Fair values were estimated based upon observable inputs, specifically spot currency rates and foreign currency prices for similar assets and liabilities. With respect to the derivative instruments outstanding at September 30, 2010, a 10% appreciation of the U.S. dollar over a one-year period would decrease pre-tax earnings by $30 million, while a 10% depreciation of the U.S. dollar would increase pre-tax earnings by $30 million. Comparatively, considering our derivative instruments outstanding at September 30, 2009, a 10% appreciation of the U.S. dollar over a one-year period would have increased pre-tax earnings by $85 million, while a 10% depreciation of the U.S. dollar would have decreased pre-tax earnings by $85 million. These calculations do not reflect the impact of exchange gains or losses on the underlying transactions that would substantially offset the results of the derivative instruments.

Interest Rate Risk

Our primary interest rate exposure results from changes in short-term U.S. dollar interest rates. Our debt and interest-bearing investments at September 30, 2010 are substantially all U.S. dollar-denominated. Therefore, transaction and translation exposure relating to such instruments is minimal. When managing interest rate exposures, we strive to achieve an appropriate balance between fixed and floating rate instruments. We may enter into interest rate swaps to help maintain this balance and manage debt and interest-bearing investments in tandem, since these items have an offsetting impact on interest rate exposure. For interest rate derivative instruments, fair values are provided by the financial institutions that are counterparties to these arrangements. Market risk for these instruments is determined by calculating the impact to fair value of an assumed change in interest rates across all maturities. A change in interest rates on short-term debt and interest-bearing investments impacts our earnings and cash flow, but not the fair value of these instruments because of their limited duration. A change in interest rates on long-term debt is assumed to impact the fair value of the debt, but not our earnings or cash flow because the interest on such obligations is fixed. Based on our overall interest rate exposure at September 30, 2010 and 2009, a change of 10% in interest rates would not have a material effect on our earnings or cash flows over a one-year period. An increase of 10% in interest rates would decrease the fair value of our long-term debt and interest rate swaps at September 30, 2010 and 2009 by approximately $56 million and $66 million, respectively. A 10% decrease in interest rates would increase the fair value of our long-term debt and interest rate swaps at September 30, 2010 and 2009 by approximately $59 million and $71 million, respectively.

Liquidity and Capital Resources

Net Cash Flows from Continuing Operating Activities

Net cash provided by continuing operating activities in 2010 was $1.7 billion, unchanged from 2009. The change in operating assets and liabilities resulted from a net use of cash and reflected higher levels of accounts receivable and inventory. Net cash provided by continuing operating activities was reduced by discretionary cash contributions to the U.S. pension plan of $175 million and $75 million in 2010 and 2009, respectively.

Net Cash Flows from Continuing Investing Activities

Capital Expenditures

Capital expenditures were $537 million in 2010, compared with $585 million in 2009. Capital spending for the Medical, Diagnostics and Biosciences segments in 2010 was $369 million, $109 million and $50 million, respectively, and related primarily to manufacturing capacity expansions.

Acquisitions of Businesses

In November 2009, we acquired 100% of the outstanding shares of HandyLab, Inc., a company that develops and manufactures molecular diagnostic assays and automation platforms, for a net cash payment of $275 million. For further discussion refer to Note 9 to the consolidated financial statements contained in Item 8, Financial Statements and Supplementary Data.

Divestiture of Businesses

On July 30, 2010, the Company sold the Ophthalmic Systems unit and the surgical blades platform. The sale of the critical care and extended dwell catheter product platforms was completed on September 30, 2010.

Cash proceeds received in the fourth quarter 2010 from these divestitures were $260 million, net of working capital adjustments. For further discussion refer to Note 10 to the consolidated financial statements contained in Item 8, Financial Statements and Supplementary Data.

Net Cash Flows from Continuing Financing Activities

Debt Issuances and Payments of Obligations

The change in short-term debt reflected the repayment of $200 million of 7.15% Notes, due October 1, 2009, using the proceeds from the issuance of $500 million of 10-year, 5.00% Notes and $250 million of 30-year, 6.00% Notes in May 2009. Short-term debt decreased to 12% of total debt at the end of 2010, from 21% at the end of 2009. Floating rate debt was 24% of total debt at the end of 2010 and 32% at the end of 2009. Our weighted average cost of total debt at the end of 2010 was 4.6%, down from 4.9% at the end of 2009. Debt-to-capitalization (ratio of total debt to the sum of total debt, shareholders’ equity and net non-current deferred income tax liabilities) at September 30, 2010 was 23.7% compared to 26.8% at September 30, 2009.

On November 8, 2010, we issued $700 million of 10-year 3.25% Notes and $300 million of 30-year 5.00% Notes. The net proceeds from these issuances are expected to be used for general corporate purposes, which may include funding for working capital, capital expenditures, repurchases of our common stock and acquisitions.

Repurchase of Common Stock

We repurchased approximately 10.1 million shares of our common stock for $750 million in 2010 and 8.2 million shares for $550 million in 2009. In September 2010, our Board of Directors authorized the repurchase of an additional 21 million shares. When combined with the remaining shares under the November 2009 Board of Directors’ repurchase authorization, there is a total of approximately 29 million common shares available for purchase at September 30, 2010. We plan on share repurchases of $1.5 billion in 2011 and $600 million in 2012, which are expected to be funded by cash flows from operating activities and the issuance of debt.

Credit Facilities

We have in place a commercial paper borrowing program that is available to meet our short-term financing needs, including working capital requirements. Borrowings outstanding under this program were $200 million at September 30, 2010. We maintain a $1 billion syndicated credit facility in order to provide backup support for our commercial paper program and for other general corporate purposes. This credit facility expires in December 2012 and includes a single financial covenant that requires BD to maintain an interest expense coverage ratio (ratio of earnings before income taxes, depreciation and amortization to interest expense) of not less than 5-to-1 for the most recent four consecutive fiscal quarters. On the last eight measurement dates, this ratio had ranged from 26-to-1 to 34-to-1. There were no borrowings outstanding under this facility at September 30, 2010. In addition, we have informal lines of credit outside the United States.

Access to Capital and Credit Ratings

BD’s ability to generate cash flow from operations, issue debt, enter into other financing arrangements and attract long-term capital on acceptable terms could be adversely affected in the event there was a material decline in the demand for BD’s products, deterioration in BD’s key financial ratios or credit ratings or other significantly unfavorable changes in conditions.

BD’s credit ratings at September 30, 2010 were as follows:

	Standard & Poor’s	Moody’s

Ratings:
Long-term debt	AA−	A2
Commercial Paper	A-1+	P-1
Outlook	Stable	Stable

While deterioration in BD’s credit ratings would increase the costs associated with maintaining and borrowing under its existing credit arrangements, such a downgrade would not affect its ability to draw on these credit facilities, nor would it result in an acceleration of the scheduled maturities of any outstanding debt. BD believes that given its debt ratings, its conservative financial management policies, its ability to generate cash flow and the non-cyclical, geographically diversified nature of its businesses, it would have access to additional short-term and long-term capital should the need arise.

Contractual Obligations

In the normal course of business, we enter into contracts and commitments that obligate us to make payments in the future. The table below sets forth BD’s significant contractual obligations and related scheduled payments:

			2012 to	2014 to	2016 and
	Total	2011	2013	2015	Thereafter
	(Millions of dollars)

Short-term debt	$203	$203	$—	$—	$—
Long-term debt(A)	2,624	79	362	145	2,038
Operating leases	197	45	63	46	43
Purchase obligations(B)	521	318	188	15	—
Unrecognized tax benefits(C)	—	—	—	—	—

Total(D)	$3,545	$645	$613	$206	$2,081

(A)	Long-term debt obligations include expected principal and interest obligations, including interest rate swaps. The interest rate forward curve at September 30, 2010 was used to compute the amount of the contractual obligation for variable rate debt instruments and swaps.

(B)	Purchase obligations are for purchases made in the normal course of business to meet operational and capital requirements.

(C)	Unrecognized tax benefits at September 30, 2010 of $90 million were all long-term in nature. Due to the uncertainty related to the timing of the reversal of these tax positions, the related liability has been excluded from the table.

(D)	Required funding obligations for 2011 relating to pension and other postretirement benefit plans are not expected to be material.

2009 Compared With 2008

Results of Continuing Operations

Worldwide revenues in 2009 of $7.0 billion increased 1% from 2008 and reflected volume increases of approximately 5%, and price increases of less than 1%, which were partially offset by net unfavorable foreign currency translation of 4%, after factoring in hedge gains.

Comparisons of income from continuing operations between 2009 and 2008 are affected by the following significant items that are reflected in our 2009 financial results:

•	During the third quarter of 2009, the Company recorded a tax benefit of $20 million, or 8 cents diluted earnings per share from continuing operations, relating to various tax settlements in multiple jurisdictions.

•	During the second quarter of 2009, the Company recorded a pre-tax charge of $45 million, or 11 cents diluted earnings per share from continuing operations, associated with the pending settlement in certain antitrust class action litigation.

Medical Segment

Medical revenues in 2009 of $3.6 billion increased $14 million, or 0.4%, over 2008, as volume growth was mostly offset by an estimated impact of unfavorable foreign currency translation of 5.5 percentage points, net of hedge gains.

The following is a summary of Medical revenues by organizational unit:

				Estimated
				Foreign
			Total	Exchange
	2009	2008	Change	Impact
	(Millions of dollars)

Medical Surgical Systems	$1,889	$1,906	(0.9)%	(5.6)%
Diabetes Care	715	694	3.0%	(3.9)%
Pharmaceutical Systems	952	942	1.1%	(6.3)%

Total Revenues*	$3,557	$3,543	0.4%	(5.5)%

*	Amounts may not add due to rounding.

On a foreign currency-neutral basis, revenue growth of the Medical Surgical Systems unit continued to be driven by sales in safety-engineered products and prefilled flush syringes. Revenues of safety-engineered products increased 2% in the United States and 12% internationally, which included an estimated unfavorable foreign exchange impact of 11%, net of hedge gains. Revenue growth in the Diabetes Care unit resulted primarily from worldwide pen needle sales. Revenue growth in the Pharmaceutical Systems unit was driven by growth in Europe and Asia Pacific, offset by lower sales in the United States when compared with 2008, which included non-recurring sales to companies producing certain generic heparin products. Revenues related to the H1N1 pandemic were $30 million for the Medical Surgical Systems unit and $25 million for the Pharmaceutical Systems unit in 2009.

Medical operating income in 2009 was $1.0 billion, or 29.5% of Medical revenues, as compared with $1.0 billion, or 28.4% of revenues, in 2008. Operating income as a percentage of revenues reflected an increase in gross profit margin primarily resulting from favorable currency translation, including hedge gains, and a modest benefit from lower raw materials cost, which was partially offset by increased manufacturing start-up costs. See further discussion on gross profit margin below. Selling and administrative expense as a percentage of Medical revenues in 2009 declined to 17.5% of revenues, from 17.9% of revenues in 2008, primarily due to tight spending controls. Research and development expenses in 2009 increased $16 million, or 15%, reflecting continued investment in the development of new products and platforms.

Diagnostics Segment

Diagnostics revenues in 2009 of $2.2 billion increased $66 million, or 3%, over 2008. Revenues in 2009 reflected an estimated unfavorable impact of foreign currency translation of 4 percentage points, net of hedge gains.

The following is a summary of Diagnostics revenues by organizational unit:

				Estimated
				Foreign
			Total	Exchange
	2009	2008	Change	Impact
	(Millions of dollars)

Preanalytical Systems	$1,143	$1,124	1.8%	(4.6)%
Diagnostic Systems	1,083	1,036	4.5%	(2.9)%

Total Revenues	$2,226	$2,160	3.1%	(3.7)%

Revenue growth in the Preanalytical Systems unit was driven by sales of safety-engineered products. Sales of safety-engineered products grew 6% in the United States, driven by BD VacutainerTM Push Button Blood Collection Set sales, and 4% internationally, which included an estimated unfavorable foreign exchange impact of 10%, net of hedge gains. The Diagnostic Systems unit experienced growth in worldwide sales of its automated diagnostic platforms, including the molecular BD ProbeTecTM, BD ViperTM and BD AffirmTM systems, along with solid growth of its BD BACTECTM blood culture and TB systems and the BD PhoenixTM ID/AST platform. Revenues of flu-related products were $22 million in 2009. In addition, revenues from TriPath grew $11 million to $130 million and revenues from GeneOhm grew $9 million to $51 million in 2009.

Diagnostics operating income was $607 million, or 27.3% of Diagnostics revenues, in 2009, compared with $526 million, or 24.3% of revenues, in 2008. The Diagnostics Segment experienced an improvement in gross profit margin from sales growth of products that have higher overall gross profit margins, in particular, safety-engineered products and the BD ProbeTecTM and BD ViperTM systems. This was partially offset by increases in raw material costs and unfavorable foreign exchange. See further discussion on gross profit margin below. Selling and administrative expense as a percentage of Diagnostics revenues in 2009 was 21.2%, compared with 22.0% in 2008, primarily due to tight spending controls. Research and development expense increased $10 million, or 7%, reflecting continued investment in the development of new products and platforms, with particular emphasis on our molecular platforms.

Biosciences Segment

Biosciences revenues in 2009 of $1.2 billion increased $9 million, or 1%, over 2008, which reflected an estimated impact of unfavorable foreign currency translation of 1 percentage point, net of hedge gains.

The following is a summary of Biosciences revenues by organizational unit:

				Estimated
				Foreign
			Total	Exchange
	2009	2008	Change	Impact
	(Millions of dollars)

Cell Analysis	$905	$901	0.4%	(1.0)%
Discovery Labware	299	295	1.6%	(0.3)%

Total Revenues*	$1,204	$1,195	0.7%	(0.8)%

*	Amounts may not add due to rounding.

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

Biosciences operating income in 2009 was $362 million, or 30.1% of Biosciences revenues, compared with $334 million, or 27.9%, in 2008. The increase in operating income, as a percentage of revenues, reflects gross profit improvement from the favorable impact of foreign currency translation, including hedge gains. See further discussion on gross profit margin below. In addition, selling and administrative expense as a percentage of Biosciences revenues declined in 2009 to 21.6% from 23.0% in 2008, primarily due to tight spending controls. Research and development expense in 2009 was flat compared with 2008.

Geographic Revenues

Revenues in the United States in 2009 of $3.1 billion increased 3%. Overall, growth was led by sales of safety-engineered products, which increased 4% to $1.1 billion, as well as sales of Diabetes Care products. Revenue growth was adversely impacted by lower sales of immunocytometry instruments and reagents and Pharmaceutical Systems products, as previously discussed.

International revenues in 2009 of $3.9 billion were relatively flat compared with 2008, as increased sales volume was offset by an estimated impact of unfavorable foreign currency translation of 7 percentage points, net of hedge gains. Volume growth was led by sales in Western Europe, Asia Pacific and Latin America. International sales of safety-engineered devices grew 6.5% to $568 million in 2009 from $533 million in 2008 and reflected an estimated 10 percentage points of unfavorable foreign currency translation.

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

Operating Expenses

Selling and administrative expense in 2009 was $1.7 billion, or 24.1% of revenues, compared with $1.7 billion, or 24.2% of revenues, in 2008. Aggregate expenses reflected the $45 million litigation charge previously discussed and $48 million of increased core spending. These increases were partially offset by $82 million of favorable foreign exchange impacts.

R&D expense in 2009 was $405 million, or 5.8% of revenues, compared with $383 million, or 5.5% of revenues, in 2008. The increase in R&D expenditures includes spending for new products and platforms in the Medical and Diagnostics segments, as previously discussed.

Operating Income

Operating margin in 2009 was 22.8% of revenues, compared with 21.6% in 2008. The litigation charge noted above decreased operating margin in 2009 by 60 basis points.

Non-Operating Expense and Income

Interest expense was $40 million in 2009, compared with $36 million in 2008. This increase reflected higher debt levels offset, in part, by lower interest rates on floating rate debt. Interest income was $33 million in 2009, compared with $39 million in 2008. This decrease was primarily attributable to the impact of lower interest rates on floating rate investments.

Income Taxes

The effective tax rate in 2009 was 26.1% compared with the 2008 rate of 27.7%, and reflected a 1.2% benefit due to various tax settlements in multiple jurisdictions.

Income and Diluted Earnings per Share from Continuing Operations

Income from continuing operations and diluted earnings per share from continuing operations in 2009 were $1.2 billion and $4.73, respectively. The tax benefit discussed above increased income from continuing operations and diluted earnings per share from continuing operations in 2009 by $20 million, or 8 cents, respectively. The litigation charge discussed above decreased income from continuing operations and diluted earnings per share from continuing operations in 2009 by $28 million, or 11 cents, respectively. Income from continuing operations and diluted earnings per share from continuing operations in 2008 were $1.1 million and $4.27, respectively.

Discontinued Operations

In July 2009, the Company sold certain assets and liabilities related to the elastics and thermometer components of the Home Healthcare product line of the Medical segment for $51 million. See Note 10 to the consolidated financial statements contained in Item 8, Financial Statements and Supplementary Data for additional discussion.

Liquidity and Capital Resources

Net Cash Flows from Continuing Operating Activities

Net cash provided by continuing operating activities in 2009 was $1.7 billion, compared with $1.6 billion in 2008. Net income, excluding non-cash items (primarily depreciation, amortization, share-based compensation and deferred income taxes), was the primary source of operating cash flow during 2009. The change in operating assets and liabilities was a net use of cash and reflected higher levels of accounts receivable and inventory.

Net Cash Flows from Continuing Investing Activities

Net cash used for continuing investing activities in 2009 was $1.1 billion, compared with $777 million in 2008. Capital expenditures were $585 million in 2009, compared with $596 million in 2008. Capital spending for the Medical, Diagnostics and Biosciences segments was $408 million, $102 million and $56 million, respectively, in 2009 and related primarily to manufacturing capacity expansions. The increase in cash used for purchases of short-term investments is primarily related to the temporary investment of proceeds from the long-term debt issuance discussed below. The increase in cash used for capital software investment is primarily related to our global enterprise resource planning initiative to upgrade our business information systems.

Net Cash Flows from Continuing Financing Activities

Net cash used for financing activities was $80 million in 2009, as compared with $586 million in 2008. In May 2009, we issued $500 million of 10-year, 5.00% Notes and $250 million of 30-year, 6.00% Notes, the proceeds of which were used to repay $200 million of 7.15% Notes, due October 1, 2009, to fund a discretionary pension contribution of $175 million in October 2009, and for general corporate purposes. Total debt was $1.9 billion and $1.2 billion at September 30, 2009 and 2008, respectively. Short-term debt increased to 21% of total debt at the end of 2009, from 17% at the end of 2008. Floating rate debt was 32% of total debt at the end of 2009 and 35% at the end of 2008. Our weighted average cost of total debt at the end of 2009 was 4.9%, unchanged from the end of 2008. Debt-to-capitalization at the end of 2009 increased to 26.8% compared with 18.8% in 2008, primarily due to our debt issuance.

Critical Accounting Policies

The preparation of the consolidated financial statements requires management to use estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, as well as the disclosure of contingent assets and liabilities at the date of the consolidated financial statements. Some of those judgments can be subjective and complex and, consequently, actual results could differ from those estimates. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. For any given estimate or assumption made by management, it is possible that other people applying reasonable judgment to the same facts and circumstances could develop different estimates. Actual results that differ from management’s estimates could have an unfavorable effect on our consolidated financial statements. Management believes the following critical accounting policies reflect the more significant judgments and estimates used in the preparation of the consolidated financial statements:

Revenue Recognition

Revenue from product sales is typically recognized when title and risk of loss pass to the customer. However, we recognize revenue for certain instruments sold from the Biosciences segment upon installation at a customer’s site, as installation of these instruments is considered a significant post-delivery obligation. In addition, for certain sales arrangements, primarily in the U.S., with multiple deliverables, revenue and cost of products sold are recognized at the completion of each deliverable: shipment, installation and training. These sales agreements are divided into separate units of accounting and revenue is recognized upon the completion of each deliverable based on the relative fair values of items delivered. Fair values are generally determined based on sales of the individual deliverables to third parties.

BD’s domestic businesses sell products primarily to distributors who resell the products to end-user customers. We provide rebates to distributors that sell to end-user customers at prices determined under a contract between BD and the end-user customer. Provisions for rebates, as well as sales discounts and returns, are accounted for as a reduction of revenues when revenue is recognized.

Impairment of Assets

Goodwill and indefinite-lived intangible assets are subject to impairment reviews at least annually, or whenever indicators of impairment arise. Potential impairment is identified by comparing the fair value of a reporting unit with its carrying value. Our annual goodwill impairment test for 2010 did not result in an impairment, as the fair value of each reporting unit exceeded its carrying value. Intangible assets other than goodwill and indefinite-lived intangible assets and other long-lived assets are reviewed annually for impairment, or when impairment indicators are present. Impairment reviews are based on an income approach which is based on the present value of future cash flows. This approach requires significant management judgment with respect to future volume, revenue and expense growth rates, changes in working capital use, appropriate discount rates and other assumptions and estimates. The estimates and assumptions used are consistent with BD’s business plans. The use of alternative estimates and assumptions could increase or decrease the estimated fair value of the asset, and potentially result in different impacts to BD’s results of operations. Actual results may differ from management’s estimates.

Income Taxes

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

BD conducts business and files tax returns in numerous countries and currently has tax audits in progress in a number of tax jurisdictions. In evaluating the exposure associated with various tax filing positions, we record reserves for uncertain tax positions based on the technical support for the positions, our past audit experience with similar situations, and the potential interest and penalties related to the matters. BD’s effective tax rate in any given period could be impacted if, upon resolution with taxing authorities, we prevailed in positions for which reserves have been established, or we were required to pay amounts in excess of established reserves.

Contingencies

We are involved, both as a plaintiff and a defendant, in various legal proceedings that arise in the ordinary course of business, including, without limitation, product liability, antitrust and environmental matters, as further discussed in Note 5 to the consolidated financial statements contained in Item 8, Financial Statements and Supplementary Data. We assess the likelihood of any adverse judgments or outcomes to these matters as well as potential ranges of probable losses. We establish accruals to the extent probable future losses are estimable (in the case of environmental matters, without considering possible third-party recoveries). A determination of the amount of accruals, if any, for these contingencies is made after careful analysis of each individual issue and, when appropriate, is developed after consultation with outside counsel. The accruals may change in the future due to new developments in each matter or changes in our strategy in dealing with these matters.

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

Benefit Plans

We have significant net pension and other postretirement benefit costs that are measured using actuarial valuations. Pension benefit costs include assumptions for the discount rate and expected return on plan assets. Other postretirement benefit plan costs include assumptions for the discount rate and healthcare cost trend rates. These assumptions have a significant effect on the amounts reported. In addition to the analysis below, see Note 8 to the consolidated financial statements contained in Item 8, Financial Statements and Supplementary Data for additional discussion.

The discount rate is selected each year based on investment grade bonds and other factors as of the measurement date (September 30). For the U.S. pension plan, we used a discount rate of 5.2% as of September 30, 2010, which was based on an actuarially-determined, company-specific yield curve. The rate selected is used to measure liabilities as of the measurement date and for calculating the following year’s pension expense. The expected long-term rate of return on plan assets assumption, although reviewed each year, changes less frequently due to the long-term nature of the assumption. This assumption does not impact the measurement of assets or liabilities as of the measurement date; rather, it is used only in the calculation of pension expense. To determine the expected long-term rate of return on pension plan assets, we consider many factors, including our historical assumptions compared with actual results; benchmark data; expected returns on various plan asset classes, as well as current and expected asset allocations. At September 30, 2010, we used a long-term expected rate of return on plan assets assumption of 8.00% for the U.S. pension plan. We believe our discount rate and expected long-term rate of return on plan assets assumptions are appropriate based upon the above factors.

Sensitivity to changes in key assumptions for our U.S. pension and other postretirement plans are as follows:

•	Discount rate — A change of plus (minus) 25 basis points, with other assumptions held constant, would have an estimated $7 million favorable (unfavorable) impact on the total U.S. net pension and other postretirement benefit plan cost.

•	Expected return on plan assets — A change of plus (minus) 25 basis points, with other assumptions held constant, would have an estimated $2 million favorable (unfavorable) impact on U.S. pension plan cost.

Share-Based Compensation

Compensation cost relating to share-based payment transactions is recognized in net income using a fair value measurement method. All share-based payments to employees, including grants of employee stock options, are recognized in the statement of operations as compensation expense (based on their fair values) over the vesting period of the awards. We determine the fair value of certain share-based awards using a lattice-based binomial option valuation model that incorporates certain assumptions, such as the risk-free interest rate, expected volatility, expected dividend yield and expected life of the options. See Note 7 to the consolidated financial statements contained in Item 8, Financial Statements and Supplementary Data for additional discussion.

Cautionary Statement Regarding Forward-Looking Statements

BD and its representatives may from time to time make certain forward-looking statements in publicly released materials, both written and oral, including statements contained in filings with the Securities and Exchange Commission, press releases, and our reports to shareholders. Forward-looking statements may be identified by the use of words such as “plan,” “expect,” “believe,” “intend,” “will,” “anticipate,” “estimate” and other words of similar meaning in conjunction with, among other things, discussions of future operations and financial performance, as well as our strategy for growth, product development, regulatory approvals, market position and expenditures. All statements that address operating performance or events or developments that we expect or anticipate will occur in the future — including statements relating to volume growth, sales and earnings per share growth, cash flows or uses, and statements expressing views about future operating results — are forward-looking statements.

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

The following are some important factors that could cause our actual results to differ from our expectations in any forward-looking statements. For further discussion of certain of these factors, see Item 1A. Risk Factors.

•	The current conditions in the global economy and financial markets, and the potential adverse effect on liquidity and access to capital resources for BD and/or its customers and suppliers, the cost of operating our business, the demand for our products and services (particularly in countries where governments are the primary payers of healthcare expenses and research), or our ability to produce our products, including the impact on developing countries. Also, the increase in sovereign debt during the financial crisis as a result of governmental intervention in the world economy poses additional risks to the global financial system and economic recovery.

•	The consequences of the recently-enacted healthcare reform legislation in the United States, which implemented an excise tax on U.S. sales of certain medical devices, and which could result in reduced demand for our products, increased pricing pressures or otherwise adversely affect BD’s business.

•	Changes in domestic and foreign healthcare industry practices that result in a reduction in procedures using our products or increased pricing pressures, including the continued consolidation among healthcare providers and trends toward managed care and healthcare cost containment (including changes in reimbursement practices by third party payors).

•	Regional, national and foreign economic factors, including inflation, deflation, and fluctuations in interest rates and, in particular, foreign currency exchange rates, and the potential effect on our revenues, expenses, margins and credit ratings.

•	New or changing laws and regulations affecting our domestic and foreign operations, or changes in enforcement practices, including laws relating to trade, monetary and fiscal policies, taxation (including tax reforms that could adversely impact multinational corporations), sales practices, price controls, licensing and regulatory requirements for new products and products in the postmarketing phase. In particular, the U.S. and other countries may impose new requirements regarding registration, labeling or prohibited materials that may require us to re-register products already on the market or otherwise impact our ability to market our products. Environmental laws, particularly with respect to the emission of greenhouse gases, are also becoming more stringent throughout the world, which may increase our costs of operations or necessitate changes in our manufacturing plants or processes or those of our suppliers, or result in liability to BD.

•	Product efficacy or safety concerns regarding our products resulting in product recalls, regulatory action on the part of the U.S. Food and Drug Administration (FDA) or foreign counterparts, declining sales and product liability claims, particularly in light of the current regulatory environment, including increased enforcement activity by the FDA.

•	Competitive factors that could adversely affect our operations, including new product introductions (for example, new forms of drug delivery) by our current or future competitors, increased pricing pressure due to the impact of low-cost manufacturers as certain competitors have established manufacturing sites or have contracted with suppliers in low-cost manufacturing locations as a means to lower their costs, patents attained by competitors (particularly as patents on our products expire), and new entrants into our markets.

•	The effects of natural disasters, including pandemics, earthquakes, fire, wind or other destructive events, or the effects of climate change on our ability to manufacture our products (particularly where production of a product line is concentrated in one or more plants), or our ability to source materials or components from suppliers that are needed for such manufacturing.

•	Fluctuations in the cost and availability of oil-based resins and other raw materials, as well as certain sub-assemblies and finished goods, the ability to maintain favorable supplier arrangements and relationships (particularly with respect to sole-source suppliers), and the potential adverse effects of any disruption in the availability of such items.

•	Difficulties inherent in product development, including the potential inability to successfully continue technological innovation, complete clinical trials, obtain regulatory approvals in the United States and abroad, obtain coverage and adequate reimbursement for new products, or gain and maintain market approval of products, as well as the possibility of infringement claims by competitors with respect to patents or other intellectual property rights, all of which can preclude or delay commercialization of a product.

•	Fluctuations in the demand for products we sell to pharmaceutical companies that are used to manufacture, or are sold with, the products of such companies, as a result of funding constraints, consolidation or otherwise.

•	Fluctuations in U.S. and international governmental funding and policies for life sciences research.

•	Our ability to achieve our projected level or mix of product sales. Our earnings forecasts are generated based on projected volumes and sales of many product types, some of which are more profitable than others.

•	Our ability to implement our ongoing upgrade of our enterprise resource planning system, as any delays or deficiencies in the design and implementation of our upgrade could adversely affect our business.

•	Pending and potential future litigation or other proceedings adverse to BD, including antitrust claims, product liability claims, patent infringement claims, and the availability or collectibility of insurance relating to any such claims.

•	The effect of adverse media exposure or other publicity regarding BD’s business or operations, including the effect on BD’s reputation or demand for its products.

•	The effects, if any, of governmental and media activities regarding the business practices of group purchasing organizations, which negotiate product prices on behalf of their member hospitals with BD and other suppliers.

•	The effect of market fluctuations on the value of assets in BD’s pension plans and to actuarial interest rate and asset return assumptions, which could require BD to make additional contributions to the plans or increase our pension plan expense.

•	Political conditions in international markets, including civil unrest, terrorist activity, governmental changes, restrictions on the ability to transfer capital across borders and expropriation of assets by a government.

•	Our ability to penetrate developing and emerging markets, which also depends on economic and political conditions, and how well we are able to acquire or form strategic business alliances with local companies and make necessary infrastructure enhancements to production facilities, distribution networks, sales equipment and technology.

•	The effects, if any, of future healthcare reform in the countries in which we do business, including changes in government pricing and reimbursement policies or other cost containment reforms.

•	The impact of business combinations, including any volatility in earnings relating to acquired in-process research and development assets, and our ability to successfully integrate any business we may acquire.

•	Our ability to obtain the anticipated benefits of restructuring programs, if any, that we may undertake.

•	Issuance of new or revised accounting standards by the Financial Accounting Standards Board or the Securities and Exchange Commission.

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

The information required by this item is included in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and in Notes 1, 12 and 13 to the consolidated financial statements contained in Item 8, Financial Statements and Supplementary Data, and is incorporated herein by reference.

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

The Board of Directors monitors the internal control system, including internal accounting and financial reporting controls, through its Audit Committee, which consists of seven independent Directors. The Audit Committee meets periodically with the independent registered public accounting firm, the internal auditors and management to review the work of each and to satisfy itself that they are properly discharging their responsibilities. The independent registered public accounting firm and the internal auditors have full and free access to the Audit Committee and meet with its members, with and without management present, to discuss the scope and results of their audits including internal control, auditing and financial reporting matters.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Act of 1934. Management conducted an assessment of the effectiveness of internal control over financial reporting based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment and those criteria, management concluded that internal control over financial reporting was effective as of September 30, 2010.

The financial statements and internal control over financial reporting have been audited by Ernst & Young LLP, an independent registered public accounting firm. Ernst & Young’s reports with respect to fairness of the presentation of the statements, and the effectiveness of internal control over financial reporting, are included herein.

Edward J. Ludwig	David V. Elkins	William A. Tozzi
Chairman and Chief Executive Officer	Executive Vice President and Chief Financial Officer	Senior Vice President and Controller

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of
Becton, Dickinson and Company

We have audited the accompanying consolidated balance sheets of Becton, Dickinson and Company as of September 30, 2010 and 2009, and the related consolidated statements of income, comprehensive income, and cash flows for each of the three years in the period ended September 30, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Becton, Dickinson and Company at September 30, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 2010, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Becton, Dickinson and Company’s internal control over financial reporting as of September 30, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 24, 2010 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

New York, New York
November 24, 2010

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of
Becton, Dickinson and Company

We have audited Becton, Dickinson and Company’s internal control over financial reporting as of September 30, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Becton, Dickinson and Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Becton, Dickinson and Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Becton, Dickinson and Company as of September 30, 2010 and 2009, and the related consolidated statements of income, comprehensive income, and cash flows for each of the three years in the period ended September 30, 2010 of Becton, Dickinson and Company, and our report dated November 24, 2010 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

New York, New York
November 24, 2010

Becton, Dickinson and Company

Consolidated Statements of Income

	Years Ended September 30
	2010	2009	2008
	Thousands of dollars, except per share amounts

Operations
Revenues	$7,372,333	$6,986,722	$6,897,619
Cost of products sold	3,543,183	3,311,676	3,357,159
Selling and administrative expense	1,721,356	1,680,797	1,669,762
Research and development expense	430,997	404,567	382,554
Total Operating Costs and Expenses	5,695,536	5,397,040	5,409,475

Operating Income	1,676,797	1,589,682	1,488,144
Interest expense	(51,263)	(40,389)	(36,343)
Interest income	35,129	33,148	39,368
Other income (expense), net	497	(3,850)	(1,484)

Income From Continuing Operations
Before Income Taxes	1,661,160	1,578,591	1,489,685
Income tax provision	484,820	411,246	411,931

Income from Continuing Operations	1,176,340	1,167,345	1,077,754

Income from Discontinued Operations
Net of income tax provision of $40,703, $19,975 and $13,191	141,270	64,258	49,242

Net Income	$1,317,610	$1,231,603	$1,126,996

Basic Earnings per Share
Income from Continuing Operations	$5.02	$4.85	$4.41
Income from Discontinued Operations	$0.60	$0.27	$0.20

Basic Earnings per Share	$5.62	$5.12	$4.61

Diluted Earnings per Share
Income from Continuing Operations	$4.90	$4.73	$4.27
Income from Discontinued Operations	$0.59	$0.26	$0.19

Diluted Earnings per Share	$5.49	$4.99	$4.46

See notes to consolidated financial statements

Becton, Dickinson and Company

Consolidated Statements of Comprehensive Income

	Years Ended September 30
	2010	2009	2008
	Thousands of dollars

Net Income	$1,317,610	$1,231,603	$1,126,996

Other Comprehensive Income (Loss), Net of Tax
Foreign currency translation adjustments	330	29,358	(80,305)
Defined benefit pension and postretirement plans	(130,461)	(242,478)	(42,862)
Unrealized gain (loss) on investments, net of amounts recognized	—	41	(42)
Unrealized gain (loss) on cash flow hedges, net of amounts realized	44,884	(82,073)	43,871

Other Comprehensive Loss, Net of Tax	(85,247)	(295,152)	(79,338)

Comprehensive Income	$1,232,363	$936,451	$1,047,658

See notes to consolidated financial statements

Becton, Dickinson and Company

Consolidated Balance Sheets

	September 30
	2010	2009
	Thousands of dollars, except
	per share amounts and
	numbers of shares

ASSETS
Current Assets
Cash and equivalents	$1,215,989	$1,394,244
Short-term investments	528,206	551,561
Trade receivables, net	1,205,377	1,168,662
Inventories	1,145,337	1,156,762
Prepaid expenses, deferred taxes and other	410,341	375,725

Total Current Assets	4,505,250	4,646,954
Property, Plant and Equipment, Net	3,100,492	2,966,629
Goodwill	763,961	621,872
Core and Developed Technology, Net	310,783	309,990
Other Intangibles, Net	227,857	96,659
Capitalized Software, Net	254,761	197,224
Other	487,590	465,296

Total Assets	$9,650,694	$9,304,624

LIABILITIES
Current Liabilities
Short-term debt	$202,758	$402,965
Accounts payable	325,402	264,181
Accrued expenses	661,112	646,540
Salaries, wages and related items	453,605	459,742
Income taxes	28,796	3,665

Total Current Liabilities	1,671,673	1,777,093
Long-Term Debt	1,495,357	1,488,460
Long-Term Employee Benefit Obligations	899,109	782,034
Deferred Income Taxes and Other	149,975	114,325
Commitments and Contingencies	—	—
Shareholders’ Equity
Common stock — $1 par value: authorized — 640,000,000 shares; issued-332,662,160 shares in 2010 and 2009	332,662	332,662
Capital in excess of par value	1,624,768	1,485,674
Retained earnings	8,724,228	7,752,831
Deferred compensation	17,164	17,906
Common stock in treasury — at cost — 102,845,609 shares in 2010 and 95,579,970 shares in 2009	(4,806,333)	(4,073,699)
Accumulated other comprehensive loss	(457,909)	(372,662)

Total Shareholders’ Equity	5,434,580	5,142,712

Total Liabilities and Shareholders’ Equity	$9,650,694	$9,304,624

See notes to consolidated financial statements

Becton, Dickinson and Company

Consolidated Statements of Cash Flows

	Years Ended September 30
	2010	2009	2008
	Thousands of dollars

Operating Activities
Net income	$1,317,610	$1,231,603	$1,126,996
Income from discontinued operations, net	(141,270)	(64,258)	(49,242)

Income from continuing operations, net	1,176,340	1,167,345	1,077,754
Adjustments to income from continuing operations to derive net cash provided by continuing operating activities, net of amounts acquired:
Depreciation and amortization	502,113	464,604	471,963
Share-based compensation	79,374	86,574	100,585
Deferred income taxes	28,055	60,041	80,088
Change in operating assets and liabilities:
Trade receivables, net	(73,933)	(81,530)	(4,610)
Inventories	(116,500)	(91,462)	(49,362)
Prepaid expenses, deferred taxes and other	(34,340)	(22,059)	(32,245)
Accounts payable, income taxes and other liabilities	156,023	123,576	(15,657)
Pension obligation	(102,967)	(68,574)	(56,083)
Other, net	44,852	19,971	45,354

Net Cash Provided by Continuing Operating Activities	1,659,017	1,658,486	1,617,787

Investing Activities
Capital expenditures	(537,306)	(585,196)	(595,811)
Capitalized software	(95,159)	(109,588)	(49,306)
Change in short-term investments	34,550	(338,228)	(46,321)
Proceeds (purchases) of long-term investments	963	840	(5,666)
Acquisitions of businesses, net of cash acquired	(281,367)	—	(41,259)
Divestiture of businesses	259,990	51,022	—
Other, net	(81,636)	(85,900)	(38,491)

Net Cash Used for Continuing Investing Activities	(699,965)	(1,067,050)	(776,854)

Financing Activities
Change in short-term debt	(200,193)	1,196	(5,938)
Proceeds from long-term debt	—	739,232	—
Payments of debt	(76)	(311)	(1,114)
Repurchase of common stock	(750,000)	(550,006)	(450,001)
Issuance of common stock and other, net	50,093	32,403	85,396
Excess tax benefit from payments under share-based compensation plans	23,202	14,667	64,335
Dividends paid	(345,713)	(316,877)	(278,506)

Net Cash Used for Continuing Financing Activities	(1,222,687)	(79,696)	(585,828)

Discontinued Operations:
Net cash provided by operating activities	85,251	58,329	69,311
Net cash used for investing activities	(5,661)	(5,912)	(6,169)

Net Cash Provided by Discontinued Operations	79,590	52,417	63,142

Effect of exchange rate changes on cash and equivalents	5,790	(390)	748

Net (Decrease) Increase in Cash and Equivalents	(178,255)	563,767	318,995
Opening Cash and Equivalents	1,394,244	830,477	511,482

Closing Cash and Equivalents	$1,215,989	$1,394,244	$830,477

See notes to consolidated financial statements

Becton, Dickinson and Company

Notes to Consolidated Financial Statements
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

Property, Plant and Equipment

Property, plant and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization are principally provided on the straight-line basis over estimated useful lives, which range from 20 to 45 years for buildings, four to 10 years for machinery and equipment and one to 20 years for leasehold improvements. Depreciation and amortization expense was $347,402, $312,321 and $300,384 in fiscal 2010, 2009 and 2008, respectively.

Goodwill and Other Intangible Assets

Goodwill, core and developed technology, and in-process research and development assets arise from acquisitions. Goodwill and in-process research and development assets are reviewed annually for impairment. Potential impairment of goodwill is identified by comparing the fair value of a reporting unit, estimated using an income approach, with its carrying value. Reporting units generally represent one level below reporting segment. The annual impairment review performed in fiscal year 2010 indicated that all reporting units’ fair value exceeded their respective carrying value. The review for impairment of in-process research and development assets as well as core and developed technology compares the fair value of the technology or project assets, estimated using an income approach, with their carrying value. Core and developed technology are amortized over periods ranging from 15 to 20 years, using the straight-line method.

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

Becton, Dickinson and Company

Notes to Consolidated Financial Statements — (Continued)

Capitalized Software

Capitalized software, including costs for software developed or obtained for internal use is stated at cost, less accumulated amortization. Amortization expense is principally provided on the straight-line basis over estimated useful lives, which do not exceed 10 years. The current balance primarily includes capital software investments related to a global enterprise resource planning initiative to upgrade the Company’s business information systems. Amortization for this project has not commenced because the program has not yet been placed in service. Amortization expense related to capitalized software was $32,181, $46,485 and $56,368 for 2010, 2009 and 2008, respectively.

Foreign Currency Translation

Generally, foreign subsidiaries’ functional currency is the local currency of operations and the net assets of foreign operations are translated into U.S. dollars using current exchange rates. The U.S. dollar results that arise from such translation, as well as exchange gains and losses on intercompany balances of a long-term investment nature, are included in the foreign currency translation adjustments in Accumulated other comprehensive (loss) income.

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

The Company’s domestic businesses sell products primarily to distributors who resell the products to end-user customers. Rebates are provided to distributors that sell to end-user customers at prices determined under a contract between the Company and the end-user customer. Provisions for rebates, as well as sales discounts and returns, are based upon estimates and are accounted for as a reduction of revenues when revenue is recognized.

Shipping and Handling Costs

Shipping and handling costs are included in Selling and administrative expense. Shipping expense was $255,765, $250,941 and $263,504 in 2010, 2009 and 2008, respectively.

Derivative Financial Instruments

All derivatives are recorded in the balance sheet at fair value and changes in fair value are recognized currently in earnings unless specific hedge accounting criteria are met.

Derivative financial instruments are utilized by the Company in the management of its foreign currency and interest rate exposures. From time to time, the Company hedges forecasted sales denominated in foreign currencies using forward and option contracts to protect against the reduction in value of forecasted foreign currency cash flows resulting from export sales. The Company also periodically utilizes interest rate swaps to maintain a balance between fixed and floating rate instruments. The Company does not enter into derivative financial instruments for trading or speculative purposes.

Becton, Dickinson and Company

Notes to Consolidated Financial Statements — (Continued)

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

The Company conducts business and files tax returns in numerous countries and currently has tax audits in progress in a number of tax jurisdictions. In evaluating the exposure associated with various tax filing positions, the Company records reserves for uncertain tax positions, based on the technical support for the positions, past audit experience with similar situations, and the potential interest and penalties related to the matters.

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

Note 2 — Accounting Changes

In December 2008, the Financial Accounting Standards Board (“FASB”) issued revised guidance to require entities to disclose the major categories of defined benefit and postretirement plan assets and the measurement of these assets in accordance with the fair value measurement framework as defined under U.S. GAAP. The new guidance also requires disclosures regarding how investment allocation decisions are made. The Company adopted the revised disclosure requirements on September 30, 2010 and there was no impact to the consolidated financial statements as a result of this adoption. The required disclosures are included in Note 8.

Becton, Dickinson and Company

Notes to Consolidated Financial Statements — (Continued)

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

Adoption of New Accounting Standards

In October 2009, the FASB issued revised revenue recognition guidance affecting the accounting for software-enabled devices and multiple-element arrangements. The revisions expand the scope of multiple-element arrangement guidance to include revenue arrangements containing certain nonsoftware elements and related software elements. Additionally, the revised guidance changes the manner in which separate units of accounting are identified within a multiple-element arrangement and modifies the manner in which transaction consideration is allocated across the separately identified deliverables. The revised revenue recognition guidance is effective for new arrangements the Company enters into on or after October 1, 2010. No significant impact to the Company’s consolidated financial statements is expected upon adoption of these new requirements.

Becton, Dickinson and Company

Notes to Consolidated Financial Statements — (Continued)

Note 3 — Shareholders’ Equity

Changes in certain components of shareholders’ equity were as follows:

	Common	Capital in
	Stock Issued	Excess of	Retained	Deferred	Treasury Stock
	at Par Value	Par Value	Earnings	Compensation	Shares	Amount

Balance at September 30, 2007	$332,662	$1,125,368	$5,995,787	$12,205	(88,825,066)	$(3,105,893)
Net income			1,126,996
Cash dividends:
Common ($1.14 per share)			(279,110)
Common stock issued for:
Share-based compensation plans, net		132,372			4,649,160	25,866
Business acquisitions		1,206			16,327	118
Share-based compensation		100,585
Common stock held in trusts, net				2,489	(169,307)	(2,489)
Repurchase of common stock					(5,255,900)	(450,000)
Cumulative effect for accounting change (see Note 2)			(5,084)

Balance at September 30, 2008	$332,662	$1,359,531	$6,838,589	$14,694	(89,584,786)	$(3,532,398)
Net income			1,231,603
Cash dividends:
Common ($1.32 per share)			(317,361)
Common stock issued for:
Share-based compensation plans, net		38,919			2,283,887	11,608
Business acquisitions		1,330			24,110	309
Share-based compensation		86,519
Common stock held in trusts, net				3,212	(91,681)	(3,212)
Repurchase of common stock					(8,211,500)	(550,006)
Other changes		(625)

Balance at September 30, 2009	$332,662	$1,485,674	$7,752,831	$17,906	(95,579,970)	$(4,073,699)
Net income			1,317,610
Cash dividends:
Common ($1.48 per share)			(346,213)
Common stock issued for:
Share-based compensation plans, net		59,866			2,758,391	16,624
Share-based compensation		79,228
Common stock held in trusts, net				(742)	34,790	742
Repurchase of common stock					(10,058,820)	(750,000)

Balance at September 30, 2010	$332,662	$1,624,768	$8,724,228	$17,164	(102,845,609)	$(4,806,333)

Common stock held in trusts represents rabbi trusts in connection with deferred compensation under the Company’s employee salary and bonus deferral plan and directors’ deferral plan.

Becton, Dickinson and Company

Notes to Consolidated Financial Statements — (Continued)

The components of Accumulated other comprehensive (loss) income were as follows:

	2010	2009

Foreign currency translation adjustments (A)	$186,777	$186,447
Benefit plans adjustment (B)	(634,396)	(503,935)
Unrealized loss on investments (B)	(581)	(581)
Unrealized (losses) gains on cash flow hedges (B)(C)	(9,709)	(54,593)

	$(457,909)	$(372,662)

(A)	Foreign currency translation adjustments that were attributable to goodwill in fiscal years 2010 and 2009 were $2,044 and $(3,749), respectively. The adjustments primarily affected goodwill reported within the Medical segment.

(B)	Amounts are net of tax.

(C)	The unrealized gains on cash flows at September 30, 2008 were $27,480, net of tax.

The income tax provision (benefit) recorded in fiscal years 2010, 2009 and 2008 for the unrealized (loss) gain on investments was $0, $25 and $(25), respectively. The income tax provision (benefit) recorded in fiscal years 2010, 2009 and 2008 for cash flow hedges was $27,509, $(50,302) and $26,889, respectively. The income tax benefit recorded in fiscal years 2010, 2009, 2008 for defined benefit pension, postretirement plans and postemployment plans was $67,829, $146,554 and $3,439, respectively. Income taxes are generally not provided for translation adjustments.

The unrealized (losses) gains on cash flow hedges included in other comprehensive (loss) income for 2010, 2009 and 2008 are net of reclassification adjustments of $(19,512), $65,012, and $(6,733), net of tax, respectively, for realized net hedge gains (losses) recorded to revenues. These amounts had been included in Accumulated other comprehensive (loss) income in prior periods. The tax (benefit) provision associated with these reclassification adjustments in 2010, 2009 and 2008 was $(11,959), $39,846 and $(4,127), respectively.

Note 4 — Earnings per Share

The weighted average common shares used in the computations of basic and diluted earnings per share (shares in thousands) for the years ended September 30 were as follows:

	2010	2009	2008

Average common shares outstanding	234,328	240,479	244,323
Dilutive share equivalents from share-based plans	5,808	6,319	8,358

Average common and common equivalent shares outstanding — assuming dilution	240,136	246,798	252,681

Note 5 — Commitments and Contingencies

Commitments

Rental expense for all operating leases amounted to $65,000 in 2010, $64,500 in 2009, and $68,200 in 2008. Future minimum rental commitments on noncancelable leases are as follows: 2011 — $45,200; 2012 — $36,500; 2013 — $26,500; 2014 — $24,400; 2015 — $21,100 and an aggregate of $43,400 thereafter.

As of September 30, 2010, the Company has certain future purchase commitments aggregating to approximately $521,097, which will be expended over the next several years.

Becton, Dickinson and Company

Notes to Consolidated Financial Statements — (Continued)

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

The Company is named as a defendant in the following purported class action suits brought on behalf of distributors and other entities that purchase the Company’s products (the “Distributor Plaintiffs”), alleging that the Company violated federal antitrust laws, resulting in the charging of higher prices for the Company’s products to the plaintiffs and other purported class members.

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

The Company is also named as a defendant in the following purported class action suits brought on behalf of purchasers of the Company’s products, such as hospitals (the “Hospital Plaintiffs”), alleging that the Company violated federal and state antitrust laws, resulting in the charging of higher prices for the Company’s products to the plaintiffs and other purported class members.

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

On April 27, 2009, the Company entered into a settlement agreement with the Distributor Plaintiffs in these actions. The settlement agreement provided for, among other things, the payment by the Company of

Becton, Dickinson and Company

Notes to Consolidated Financial Statements — (Continued)

$45,000 in exchange for a release by all potential class members of the direct purchaser claims under federal antitrust laws related to the products and acts enumerated in the complaint, and a dismissal of the case with prejudice, insofar as it relates to direct purchaser claims. The release would not cover potential class members that affirmatively opt out of the settlement. On September 30, 2010, the court issued an order denying a motion to approve the settlement agreement, ruling that the Hospital Plaintiffs, and not the Distributor Plaintiffs, are the direct purchasers entitled to pursue damages under the federal antitrust laws for certain sales of BD products. The settlement agreement currently remains in effect, subject to certain termination provisions, and the Distributor Plaintiffs are seeking appellate review of the court’s order.

In June 2007, Retractable Technologies, Inc. (“RTI”) filed a complaint against the Company under the caption Retractable Technologies, Inc. vs. Becton Dickinson and Company (Civil Action No. 2:07-cv-250, U.S. District Court, Eastern District of Texas). RTI alleges that the BD Integratm syringes infringe patents licensed exclusively to RTI. In its complaint, RTI also alleges that the Company engaged in false advertising with respect to certain of the Company’s safety-engineered products in violation of the Lanham Act; acted to exclude RTI from various product markets and to maintain its market share through, among other things, exclusionary contracts in violation of state and federal antitrust laws; and engaged in unfair competition. In January 2008, the court severed the patent and non-patent claims into separate cases. RTI seeks money damages and injunctive relief. On April 1, 2008, RTI filed a complaint against BD under the caption Retractable Technologies, Inc. and Thomas J. Shaw v. Becton Dickinson and Company (Civil Action No. 2:08-cv-141, U.S. District Court, Eastern District of Texas). RTI alleges that the BD Integratm syringes infringe another patent licensed exclusively to RTI. RTI seeks money damages and injunctive relief. On August 29, 2008, the court ordered the consolidation of the patent cases. On November 9, 2009, at a trial of these consolidated cases, the jury rendered a verdict in favor of RTI on all but one of its infringement claims, but did not find any willful infringement, and awarded RTI $5,000 in damages. On May 19, 2010, the court granted RTI’s motion for a permanent injunction against the continued sale by the Company of its BD Integratm products in their current form, but stayed the injunction for the longer of twelve months or the duration of any appeal. At the same time, the court lifted a stay of RTI’s non-patent claims that the court had imposed during the pendency of the patent claims at the trial court level. On June 16, 2010, the Company filed its appeal with the Court of Appeals for the Federal Circuit.

On October 19, 2009, Gen-Probe Incorporated (“Gen-Probe”) filed a patent infringement action against BD in the U.S. District Court for the Southern District of California. The complaint alleges that the BD Vipertm and BD Vipertm XTRtm systems, and BD ProbeTectm specimen collection products infringe certain U.S. patents of Gen-Probe. On March 23, 2010, Gen-Probe filed a complaint, also in the U.S. District Court for the Southern District of California, alleging that the BD Maxtm instrument infringes Gen-Probe patents. Additional disclosures regarding this instrument are provided in Note 9. The patents alleged to be infringed are a subset of the Gen-Probe patents asserted against the Company in the October 2009 suit. On June 8, 2010, the Court consolidated these cases. Gen-Probe is seeking monetary damages and injunctive relief.

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

Becton, Dickinson and Company

Notes to Consolidated Financial Statements — (Continued)

Note 6 —	Segment Data

The Company’s organizational structure is based upon its three principal business segments: BD Medical (“Medical”), BD Diagnostics (“Diagnostics”) and BD Biosciences (“Biosciences”).

The principal product lines in the Medical segment include needles, syringes and intravenous catheters for medication delivery; prefilled IV flush syringes; syringes and pen needles for the self-injection of insulin and other drugs used in the treatment of diabetes; prefillable drug delivery devices provided to pharmaceutical companies and sold to end-users as drug/device combinations; regional anesthesia needles and trays; and sharps disposal containers.

The principal products and services in the Diagnostics segment include integrated systems for specimen collection; safety-engineered blood collection products and systems; automated blood culturing systems; molecular testing systems for sexually transmitted diseases and healthcare-associated infections; microorganism identification and drug susceptibility systems; liquid-based cytology systems for cervical cancer screening; rapid diagnostic assays and plated media.

The principal product lines in the Biosciences segment include fluorescence-activated cell sorters and analyzers; monoclonal antibodies and kits for performing cell analysis; reagent systems for life science research; cell imaging systems; laboratory products for tissue culture and fluid handling; diagnostic assays; cell culture media and supplements for biopharmaceutical manufacturing; and diagnostic assays.

The Company evaluates performance of its business segments based upon operating income. Segment operating income represents revenues reduced by product costs and operating expenses. From time to time, the Company hedges against certain forecasted sales of U.S.-produced products sold outside the United States. Gains and losses associated with these foreign currency translation hedges are reported in segment revenues based upon their proportionate share of these international sales of U.S.-produced products.

Becton, Dickinson and Company

Notes to Consolidated Financial Statements — (Continued)

Distribution of products is primarily through independent distribution channels, and directly to end-users by BD and independent sales representatives. No customer accounted for 10% or more of revenues in any of the three years presented.

Revenues(A)	2010	2009		2008

Medical	$3,796,432	$3,556,694		$3,542,712
Diagnostics	2,318,879	2,226,219		2,159,811
Biosciences	1,257,022	1,203,809		1,195,096

	$7,372,333	$6,986,722		$6,897,619

Segment Operating Income
Medical	$1,118,319	$1,049,236		$1,004,671
Diagnostics	607,411	607,250		525,747
Biosciences	354,229	362,344		333,662

Total Segment Operating Income	2,079,959	2,018,830		1,864,080
Unallocated Expenses(B)	(418,799)	(440,239	)(C)	(374,395)

Income From Continuing Operations Before Income Taxes	$1,661,160	$1,578,591		$1,489,685

Segment Assets
Medical	$3,527,457	$3,706,086		$3,432,113
Diagnostics	2,301,586	1,998,490		1,887,261
Biosciences	1,059,774	989,299		933,105

Total Segment Assets	6,888,817	6,693,875		6,252,479
Corporate and All Other(D)	2,761,877	2,610,749		1,660,464

	$9,650,694	$9,304,624		$7,912,943

Capital Expenditures
Medical	$368,857	$407,884		$372,616
Diagnostics	108,941	102,432		123,915
Biosciences	49,821	55,646		82,880
Corporate and All Other	9,687	19,234		16,400

	$537,306	$585,196		$595,811

Depreciation and Amortization
Medical	$253,109	$243,445		$234,983
Diagnostics	163,392	136,690		150,202
Biosciences	72,319	73,067		75,809
Corporate and All Other	13,293	11,402		10,969

	$502,113	$464,604		$471,963

(A)	Intersegment revenues are not material.

(B)	Includes primarily interest, net; foreign exchange; corporate expenses; and share-based compensation expense.

Becton, Dickinson and Company

Notes to Consolidated Financial Statements — (Continued)

(C)	Includes charge associated with the pending settlement with the direct purchaser plaintiffs (which includes BD’s distributors) in certain antitrust class actions.

(D)	Includes cash and investments and corporate assets.

Revenues by Organizational Units	2010	2009	2008

BD Medical
Medical Surgical Systems	$2,010,009	$1,889,314	$1,906,224
Diabetes Care	785,759	714,937	694,352
Pharmaceutical Systems	1,000,664	952,443	942,136

	$3,796,432	$3,556,694	$3,542,712

BD Diagnostics
Preanalytical Systems	$1,197,807	$1,143,431	$1,123,528
Diagnostic Systems	1,121,072	1,082,788	1,036,283

	$2,318,879	$2,226,219	$2,159,811

BD Biosciences
Cell Analysis	$951,238	$904,517	$900,511
Discovery Labware	305,784	299,292	294,585

	$1,257,022	$1,203,809	$1,195,096

	$7,372,333	$6,986,722	$6,897,619

Geographic Information

The countries in which the Company has local revenue-generating operations have been combined into the following geographic areas: the United States (including Puerto Rico), Europe, Asia Pacific and Other, which is comprised of Latin America, Canada, and Japan.

Revenues to unaffiliated customers are based upon the source of the product shipment. Long-lived assets, which include net property, plant and equipment, are based upon physical location.

	2010	2009	2008

Revenues
United States	$3,286,565	$3,130,165	$3,046,506
Europe	2,386,965	2,408,319	2,411,412
Asia Pacific	684,319	563,390	556,407
Other	1,014,484	884,848	883,294

	$7,372,333	$6,986,722	$6,897,619

Long-Lived Assets
United States	$2,841,639	$2,469,952	$2,179,544
Europe	1,145,043	1,150,655	1,135,379
Asia Pacific	258,879	231,257	211,845
Other	617,323	537,214	509,510
Corporate	282,560	268,592	261,990

	$5,145,444	$4,657,670	$4,298,268

Becton, Dickinson and Company

Notes to Consolidated Financial Statements — (Continued)

Note 7 — Share-Based Compensation

The Company grants share-based awards under the 2004 Employee and Director Equity-Based Compensation Plan (“2004 Plan”), which provides long-term incentive compensation to employees and directors consisting of: stock appreciation rights (“SARs”), stock options, performance-based restricted stock units, time-vested restricted stock units and other stock awards.

The amounts and location of compensation cost relating to share-based payments included in consolidated statements of income is as follows:

	2010	2009	2008

Cost of products sold	$15,128	$16,846	$19,338
Selling and administrative expense	54,423	58,920	68,677
Research and development expense	9,823	10,808	12,570

	$79,374	$86,574	$100,585

The associated income tax benefit recognized was $28,532, $31,307 and $36,236, respectively. Share-based compensation attributable to discontinued operations was not material.

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

	2010	2009	2008

Risk-free interest rate	2.60%	2.73%	3.83%
Expected volatility	28.0%	28.0%	27.0%
Expected dividend yield	1.96%	2.11%	1.35%
Expected life	6.5 years	6.5 years	6.5 years
Fair value derived	$19.70	$16.11	$24.92

Expected volatility is based upon historical volatility for the Company’s common stock and other factors. The expected life of SARs granted is derived from the output of the lattice-based model, using assumed exercise rates based on historical exercise and termination patterns, and represents the period of time that SARs granted are expected to be outstanding. The risk-free interest rate used is based upon the published U.S. Treasury yield curve in effect at the time of grant for instruments with a similar life. The dividend yield is based upon the most recently declared quarterly dividend as of the grant date. The total intrinsic value of SARs exercised during 2010, 2009, and 2008 was $2,831, $406, and $2,122, respectively. The Company issued 26,730 shares during 2010 to satisfy the SARs exercised. The actual tax benefit realized during 2010, 2009, and 2008 for tax deductions from SAR exercises totaled $1,031, $154 and $808, respectively. The total fair value of SARs vested during 2010, 2009 and 2008 was $33,640, $24,888 and $16,429, respectively.

Becton, Dickinson and Company

Notes to Consolidated Financial Statements — (Continued)

A summary of SARs outstanding as of September 30, 2010, and changes during the year then ended is as follows:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual Term	Intrinsic
	SARs	Exercise Price	(Years)	Value

Balance at October 1	6,177,554	$68.60
Granted	1,988,075	75.63
Exercised	(226,806)	63.15
Forfeited, canceled or expired	(279,668)	72.03

Balance at September 30	7,659,155	$70.46	7.38	$43,970

Vested and expected to vest at September 30	7,256,414	$70.35	7.33	$42,385

Exercisable at September 30	3,631,747	$68.37	6.34	$28,119

Stock options

The Company has not granted stock options since 2005. All outstanding stock option grants are fully vested and have a ten-year term.

A summary of stock options outstanding as of September 30, 2010 and changes during the year then ended is as follows:

			Weighted Average
		Weighted	Remaining	Aggregate
	Stock	Average	Contractual Term	Intrinsic
	Options	Exercise Price	(Years)	Value

Balance at October 1	8,629,438	$36.94
Granted	—	—
Exercised	(2,170,608)	33.53
Forfeited, canceled or expired	(25,682)	30.61

Balance at September 30	6,433,148	$38.12	2.61	$231,452

Vested and expected to vest at September 30	6,433,148	$38.12	2.61	$231,452

Exercisable at September 30	6,433,148	$38.12	2.61	$231,452

Cash received from the exercising of stock options in 2010, 2009 and 2008 was $72,770, $53,019 and $122,977, respectively. The actual tax benefit realized for tax deductions from stock option exercises totaled $28,660, $16,931 and $62,230, respectively. The total intrinsic value of stock options exercised during the years 2010, 2009 and 2008 was $89,943, $53,630 and $191,627, respectively. The total fair value of stock options vested during 2010, 2009 and 2008 was $0, $6,083 and $18,951, respectively.

Performance-Based Restricted Stock Units

Performance-based restricted stock units cliff vest three years after the date of grant. These units are tied to the Company’s performance against pre-established targets, including its average growth rate of consolidated revenues and average return on invested capital, over a three-year performance period. Under the Company’s long-term incentive program, the actual payout under these awards may vary from zero to 200% of an employee’s target payout, based on the Company’s actual performance over the three-year performance period.

Becton, Dickinson and Company

Notes to Consolidated Financial Statements — (Continued)

The fair value is based on the market price of the Company’s stock on the date of grant. Compensation cost initially recognized assumes that the target payout level will be achieved and is adjusted for subsequent changes in the expected outcome of performance-related conditions.

A summary of performance-based restricted stock units outstanding as of September 30, 2010 and changes during the year then ended is as follows:

		Weighted
	Stock	Average Grant
	Units	Date Fair Value

Balance at October 1	3,098,868	$71.40
Granted	1,021,860	75.63
Distributed	(228,912)	71.72
Forfeited or canceled	(1,012,248)	71.64

Balance at September 30(A)	2,879,568	$72.79

Expected to vest at September 30(B)	557,621	$74.81

(A)	Based on 200% of target payout.

(B)	Net of expected forfeited units and units in excess of the expected performance payout of 209,606 and 2,112,341, respectively.

The weighted average grant date fair value of performance-based restricted stock units granted during the years 2009 and 2008 was $62.50 and $84.33, respectively. The total fair value of performance-based restricted stock units vested during 2010, 2009 and 2008 was $24,357, $33,712 and $49,387, respectively. At September 30, 2010, the weighted average remaining vesting term of performance-based restricted stock units is 1.21 years.

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

A summary of time-vested restricted stock units outstanding as of September 30, 2010 and changes during the year then ended is as follows:

		Weighted
	Stock	Average Grant
	Units	Date Fair Value

Balance at October 1	1,706,958	$69.36
Granted	633,195	75.58
Distributed	(343,648)	71.43
Forfeited or canceled	(188,210)	71.73

Balance at September 30	1,808,295	$70.90

Expected to vest at September 30	1,627,466	$70.90

The weighted average grant date fair value of time-vested restricted stock units granted during the years 2009 and 2008 was $62.96 and $84.42, respectively. The total fair value of time-vested restricted stock units

Becton, Dickinson and Company

Notes to Consolidated Financial Statements — (Continued)

vested during 2010, 2009 and 2008 was $36,675, $29,535 and $26,674, respectively. At September 30, 2010, the weighted average remaining vesting term of the time-vested restricted stock units is 1.57 years.

The amount of unrecognized compensation expense for all non-vested share-based awards as of September 30, 2010, is approximately $91,201, which is expected to be recognized over a weighted-average remaining life of approximately 2.09 years. At September 30, 2010, 10,421,478 shares were authorized for future grants under the 2004 Plan.

The Company has a policy of satisfying share-based payments through either open market purchases or shares held in treasury. At September 30, 2010, the Company has sufficient shares held in treasury to satisfy these payments in 2011.

Other Stock Plans

The Company has a Stock Award Plan, which allows for grants of common shares to certain key employees. Distribution of 25% or more of each award is deferred until after retirement or involuntary termination, upon which the deferred portion of the award is distributable in five equal annual installments. The balance of the award is distributable over five years from the grant date, subject to certain conditions. In February 2004, this plan was terminated with respect to future grants upon the adoption of the 2004 Plan. At September 30, 2010 and 2009, awards for 106,293 and 114,197 shares, respectively, were outstanding.

The Company has a Restricted Stock Plan for Non-Employee Directors which reserves for issuance of 300,000 shares of the Company’s common stock. No restricted shares were issued in 2010.

The Company has a Directors’ Deferral Plan, which provides a means to defer director compensation, from time to time, on a deferred stock or cash basis. As of September 30, 2010, 92,835 shares were held in trust, of which 4,390 shares represented Directors’ compensation in 2010, in accordance with the provisions of the plan. Under this plan, which is unfunded, directors have an unsecured contractual commitment from the Company.

The Company also has a Deferred Compensation Plan that allows certain highly-compensated employees, including executive officers, to defer salary, annual incentive awards and certain equity-based compensation. As of September 30, 2010, 516,253 shares were issuable under this plan.

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

Becton, Dickinson and Company

Notes to Consolidated Financial Statements — (Continued)

Net pension and other postretirement cost for the years ended September 30 included the following components:

	Pension Plans			Other Postretirement Benefits
	2010	2009	2008	2010	2009	2008

Service cost	$72,901	$55,004	$66,440	$5,007	$3,441	$4,648
Interest cost	90,432	87,480	81,939	14,190	15,338	14,906
Expected return on plan assets	(99,199)	(86,819)	(97,218)	—	—	—
Amortization of prior service (credit) cost	(1,091)	(1,099)	(1,066)	4	(463)	(6,232)
Amortization of loss (gain)	41,812	17,235	8,256	3,408	(143)	3,962
Amortization of net asset	(47)	(59)	(112)	—	—	—
Settlements	—	—	602	—	—	—

	$104,808	$71,742	$58,841	$22,609	$18,173	$17,284

Net pension cost attributable to foreign plans included in the preceding table was $25,820, $24,971 and $20,072 in 2010, 2009 and 2008, respectively.

The change in benefit obligation, change in fair value of plan assets, funded status and amounts recognized in the Consolidated Balance Sheets for these plans were as follows:

			Other Postretirement
	Pension Plans		Benefits
	2010	2009	2010	2009

Change in benefit obligation:
Beginning obligation	$1,635,334	$1,272,456	$249,593	$201,246
Service cost	72,901	55,004	5,007	3,441
Interest cost	90,432	87,480	14,190	15,338
Plan amendments	60	380	(6,702)	—
Benefits paid	(101,394)	(68,791)	(25,046)	(22,913)
Actuarial loss (gain)	224,890	279,414	16,233	43,334
Other, includes translation	(10,928)	9,391	6,849	9,147

Benefit obligation at September 30	$1,911,295	$1,635,334	$260,124	$249,593

Change in fair value of plan assets:
Beginning fair value	$1,209,135	$1,099,966	$—	$—
Actual return on plan assets	109,310	32,217	—	—
Employer contribution	207,775	140,316	—	—
Benefits paid	(101,394)	(68,791)	—	—
Other, includes translation	(10,978)	5,427	—	—

Plan assets at September 30	$1,413,848	$1,209,135	$—	$—

Becton, Dickinson and Company

Notes to Consolidated Financial Statements — (Continued)

			Other Postretirement
	Pension Plans		Benefits
	2010	2009	2010	2009

Funded Status at September 30:
Unfunded benefit obligation	$(497,447)	$(426,199)	$(260,124)	$(249,593)

Amounts recognized in the Consolidated Balance Sheets at September 30:
Other	$143	$4,668	$—	$—
Salaries, wages and related items	(6,492)	(4,967)	(17,875)	(19,597)
Long-term Employee Benefit Obligations	(491,098)	(425,900)	(242,249)	(229,996)

Net amount recognized	$(497,447)	$(426,199)	$(260,124)	$(249,593)

Amounts recognized in Accumulated other comprehensive (loss) income before income taxes at September 30:
Net transition asset (obligation)	$513	$745	$—	$(118)
Prior service credit (cost)	6,530	7,447	6,699	(7)
Net actuarial loss	(843,284)	(673,734)	(67,009)	(54,133)

Net amount recognized	$(836,241)	$(665,542)	$(60,310)	$(54,258)

Foreign pension plan assets at fair value included in the preceding table were $402,298 and $375,468 at September 30, 2010 and 2009, respectively. The foreign pension plan projected benefit obligations were $560,640 and $461,321 at September 30, 2010 and 2009, respectively.

Pension plans with accumulated benefit obligations in excess of plan assets and plans with projected benefit obligations in excess of plan assets consist of the following at September 30:

	Accumulated Benefit		Projected Benefit
	Obligation Exceeds the		Obligation Exceeds the
	Fair Value of Plan Assets		Fair Value of Plan Assets
	2010	2009	2010	2009

Projected benefit obligation	$1,669,986	$1,283,337	$1,903,939	$1,473,574
Accumulated benefit obligation	$1,410,029	$1,092,101
Fair value of plan assets	$1,224,095	$885,210	$1,406,349	$1,042,707

The estimated net actuarial loss and prior service credit for pension benefits that will be amortized from Accumulated other comprehensive (loss) income into net pension costs over the next fiscal year are expected to be $(55,467) and $1,082, respectively. The estimated net actuarial loss and prior service credit for other postretirement benefits that will be amortized from Accumulated other comprehensive (loss) income into net other postretirement costs over the next fiscal year are expected to be $(4,463) and $687, respectively.

Becton, Dickinson and Company

Notes to Consolidated Financial Statements — (Continued)

The weighted average assumptions used in determining pension plan information were as follows:

	2010	2009	2008

Net Cost
Discount rate:
U.S. plans(A)	5.90%	8.00%	6.35%
Foreign plans	5.63	6.03	5.32
Expected return on plan assets:
U.S. plans	8.00	8.00	8.00
Foreign plans	6.38	6.45	6.42
Rate of compensation increase:
U.S. plans(A)	4.50	4.50	4.50
Foreign plans	3.35	3.56	3.45
Benefit Obligation
Discount rate:
U.S. plans(A)	5.20	5.90	8.00
Foreign plans	4.68	5.63	5.98
Rate of compensation increase:
U.S. plans(A)	4.50	4.50	4.50
Foreign plans	3.18	3.35	3.56

(A)	Also used to determine other postretirement and postemployment benefit plan information.

At September 30, 2010 the assumed healthcare trend rates were 7.8% pre and post age 65, gradually decreasing to an ultimate rate of 4.5% beginning in 2027. At September 30, 2009 the corresponding assumed healthcare trend rates were 8% pre and post age 65, gradually decreasing to an ultimate rate of 4.5% beginning in 2027. A one percentage point increase in assumed healthcare cost trend rates in each year would increase the accumulated postretirement benefit obligation as of September 30, 2010 by $12,157 and the aggregate of the service cost and interest cost components of 2010 annual expense by $745. A one percentage point decrease in the assumed healthcare cost trend rates in each year would decrease the accumulated postretirement benefit obligation as of September 30, 2010 by $10,890 and the aggregate of the 2010 service cost and interest cost by $662.

Expected Rate of Return on Plan Assets

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

Expected Funding

The Company’s funding policy for its defined benefit pension plans is to contribute amounts sufficient to meet legal funding requirements, plus any additional amounts that may be appropriate considering the funded status of the plans, tax consequences, the cash flow generated by the Company and other factors. The Company does not anticipate any significant required contributions to its pension plans in 2011.

Becton, Dickinson and Company

Notes to Consolidated Financial Statements — (Continued)

Expected benefit payments are as follows:

		Other
	Pension	Postretirement
	Plans	Benefits

2011	$112,311	$17,875
2012	83,600	18,390
2013	91,191	18,821
2014	97,859	19,302
2015	108,713	19,829
2016-2020	664,696	101,896

Expected receipts of the subsidy under the Medicare Prescription Drug Improvement and Modernization Act of 2003, which are not reflected in the expected other postretirement benefit payments included in the preceding table, are as follows: 2011, $2,410; 2012, $2,538; 2013, $2,661; 2014, $2,764; 2015, $2,829; 2016-2020, $14,622.

Investments

The Company adopted revised pension plan asset disclosure requirements, requiring entities to disclose the major categories of defined benefit and postretirement plan assets as well as the measurement of these assets in accordance with the fair value measurement framework as defined under U.S. GAAP, on September 30, 2010. The newly-adopted guidance also requires disclosures regarding how investment allocation decisions are made.

The Company’s primary objective is to achieve returns sufficient to meet future benefit obligations. It seeks to generate above market returns by investing in more volatile asset classes such as equities while at the same time controlling risk with allocations to more stable asset classes like fixed income.

U.S. Plans

The Company’s U.S. plans comprise 71.1% of total benefit plan investments, based on September 30, 2010 market values, and have a target asset mix of 65% equities and 35% fixed income. This mix was established based on an analysis of projected benefit payments and estimates of long-term returns, volatilities and correlations for various asset classes. The mix is reviewed periodically by the named fiduciary of the plans and is intended to provide above market returns at an acceptable level of risk over time.

The established target mix includes ranges by which the target may deviate in order to accommodate normal market fluctuations. Routine cash flows are used to bring the mix closer to target and a move outside of the acceptable ranges will signal the potential for a formal rebalancing, based on an assessment of current market conditions and transaction costs. Any tactical deviations from the established asset mix require the approval of the named fiduciary.

The U.S. plans may enter into both exchange traded and non-exchange traded derivative transactions in order to manage interest rate exposure, volatility, term structure of interest rates, and sector and currency exposures within the fixed income portfolios. The Company has established minimum credit quality standards for counterparties in such transactions.

Becton, Dickinson and Company

Notes to Consolidated Financial Statements — (Continued)

The following table provides the fair value measurements of U.S. plan assets, as well as the measurement techniques and inputs utilized to measure fair value of these assets, at September 30, 2010.

		Quoted Prices in	Significant
	Total U.S.	Active Markets	Other	Significant
	Plan Asset	for Identical	Observable	Unobservable
	Balances	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)

Fixed Income:
Mortgage and asset-backed securities(A)	$160,189	$—	$160,189	$—
Corporate bonds(B)	109,331	—	109,331	—
Government and agency-U.S.(C)	41,175	21,416	19,759	—
Government and agency-Foreign(D)	15,960	—	15,960	—
Other(E)	3,337	—	3,337	—
Equity securities(F)	631,877	396,188	235,689	—
Cash and cash equivalents(G)	42,681	42,681	—	—

Fair value of plan assets	$1,004,550	$460,285	$544,265	$—

(A)	Values are based upon a combination of observable prices, independent pricing services and relevant broker quotes.

(B)	Values are based upon comparable securities with similar yields and credit ratings.

(C)	Values of instruments classified as Level 1 are based on the closing price reported on the major market on which the investments are traded. Values of instruments classified as Level 2 are based upon quoted market prices from observable pricing sources.

(D)	Values are based upon quoted market prices from observable pricing sources.

(E)	Classification contains various immaterial investments and valuation varies by investment type. Values are primarily based upon quoted market prices from observable pricing sources.

(F)	Values of instruments classified as Level 1 are based on the closing price reported on the major market on which the investments are traded. Values of instruments classified as Level 2 are based on the net asset value provided by the fund administrator. The net asset value is based on the value of the underlying assets owned by the fund, less its liabilities and then divided by the number of shares outstanding.

(G)	Values are based upon quoted market prices or broker/dealer quotations.

The U.S. portion of fixed income assets is invested in mortgage-backed, corporate, government and agency and asset-backed instruments. Mortgage-backed securities consist of residential mortgage pass-through certificates. Corporate bonds are diversified across industry and sector and, while consisting primarily of investment grade instruments, include an allocation to high-yield debt as well. U.S. government investments consist of obligations of the U.S. Treasury and its agencies.

The non-U.S. portion of fixed income investments consists primarily of corporate bonds in developed markets but includes an allocation to emerging markets debt as well. The value of derivative instruments is not material and is included in the “Other” category provided in the table above.

Equity securities included within the plans’ assets consist of publicly-traded U.S. and non-U.S. equity securities. In order to achieve appropriate diversification, these portfolios are allocated among multiple asset managers and invested across market sectors, investment styles, capitalization weights and geographic regions.

A portion of the U.S. plans’ assets consists of investments in cash and cash equivalents, primarily to accommodate liquidity requirements relating to trade settlement and benefit payment activity.

Becton, Dickinson and Company

Notes to Consolidated Financial Statements — (Continued)

Foreign Plans

Foreign plan assets comprise 28.9% of the Company’s total benefit plan assets, based on market value at September 30, 2010. Such plans have local independent fiduciary committees, with responsibility for development and oversight of investment policy, including asset allocation decisions. In making such decisions, consideration is given to local regulations, investment practices and funding rules.

The following table provides the fair value measurements of foreign plan assets, as well as the measurement techniques and inputs utilized to measure fair value of these assets, at September 30, 2010.

		Quoted Prices in	Significant
	Total Foreign	Active Markets	Other	Significant
	Plan Asset	for Identical	Observable	Unobservable
	Balances	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)

Fixed Income:
Corporate bonds(A)	$36,541	$—	$36,541	$—
Government and agency-Foreign(B)	65,561	34,387	31,174	—
Other(C)	8,797	—	8,797	—
Equity securities(D)	220,102	207,577	12,258	267
Cash and cash equivalents(E)	6,478	6,478	—	—
Real estate(F)	9,486	—	—	9,486
Insurance contracts(G)	62,333	—	89	62,244

Fair value of plan assets	$409,298	$248,442	$88,859	$71,997

(A)	Values are based upon comparable securities with similar yields and credit ratings.

(B)	Values of instruments classified as Level 1 are based on the closing price reported on the major market on which the investments are traded. Values of instruments classified as Level 2 are based upon quoted market prices from observable pricing sources.

(C)	Values are based upon quoted market prices from observable pricing sources.

(D)	Values of instruments classified as Level 1 are based on the closing price reported on the major market on which the investments are traded. Values of instruments classified as Level 2 are based on the net asset value provided by the fund administrator. The net asset value is based on the value of the underlying assets owned by the fund, less its liabilities and then divided by the number of shares outstanding.

(E)	Values are based upon quoted market prices or broker/dealer quotations.

(F)	Values represent the estimated fair value based on the fair value of the underlying investment value or cost, adjusted for any accumulated earnings or losses.

(G)	Values approximately represent cash surrender value.

Fixed income investments include corporate and non-U.S. government securities. Equity securities included in the foreign plan assets consist of publicly-traded U.S. and non-U.S. equity securities. Real estate investments consist of investments in funds holding an interest in real properties. The foreign plans also hold a portion of assets in cash and cash equivalents, in order to accommodate liquidity requirements.

Becton, Dickinson and Company

Notes to Consolidated Financial Statements — (Continued)

The following table summarizes the changes, for the year ended September 30, 2010, in the fair value of foreign pension assets measured using Level 3 inputs:

	Equity	Real	Insurance	Total
	Securities	Estate	Contracts	Assets

Balance at September 30, 2009	$494	$8,987	$59,078	$68,559
Actual return on plan assets:
Relating to assets held at September 30, 2010	—	558	2,075	2,633
Relating to assets sold during the period	(199)	185	—	(14)
Purchases, sales and settlements, net	7	122	—	129
Transfers in (out) from other categories	(3)	—	4,866	4,863
Exchange rate changes	(32)	(366)	(3,775)	(4,173)

Balance at September 30, 2010	$267	$9,486	$62,244	$71,997

Postemployment Benefits

The Company utilizes a service-based approach in accounting for most of its postemployment benefits. Under this approach, the costs of benefits are recognized over the eligible employees’ service period. The Company has elected to delay recognition of actuarial gains and losses that result from changes in assumptions.

Postemployment benefit costs for the years ended September 30 included the following components:

	2010	2009	2008

Service cost	$11,409	$9,944	$11,276
Interest cost	4,379	5,435	5,643
Amortization of prior service (credit) cost	(1,697)	(1,697)	159
Amortization of loss	7,777	4,323	6,686

	$21,868	$18,005	$23,764

The unfunded status of the postemployment benefit plans, which are not funded, was $112,751 and $102,311 at September 30, 2010 and 2009, respectively. The amounts recognized in Accumulated other comprehensive (loss) income before income taxes for the net actuarial loss was $76,220 and $54,487 at September 30, 2010 and 2009, respectively. The estimated net actuarial loss that will be amortized from the Accumulated other comprehensive (loss) income into postemployment benefit cost over the next fiscal year is $8,793.

Savings Incentive Plan

The Company has a voluntary defined contribution plan (“Savings Incentive Plan”) covering eligible employees in the United States. The Company matches contributions for eligible employees to 75% of employees’ contributions, up to a maximum of 4.5% of each employee’s eligible compensation. The cost of the Savings Incentive Plan was $34,097 in 2010, $36,438 in 2009 and $31,526 in 2008. The Company guarantees employees’ contributions to the fixed income fund of the Savings Incentive Plan, which consists of diversified money market instruments. The amount guaranteed was $223,399 at September 30, 2010.

Becton, Dickinson and Company

Notes to Consolidated Financial Statements — (Continued)

Note 9 — Acquisitions

HandyLab

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

The acquisition was accounted for under the acquisition method of accounting for business combinations and HandyLab’s results of operations were included in the Diagnostics segment’s results from the acquisition date. Pro forma information was not provided as the acquisition did not have a material effect on the Company’s consolidated results. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date. These fair values are based upon the information available as of September 30, 2010 and may be adjusted should further information regarding events or circumstances existing at the acquisition date become available.

Acquired in-process research and development	$169,000
Deferred tax assets	23,000
Other	8,843

Total identifiable assets acquired	200,843

Deferred tax liabilities	(64,221)
Other	(6,468)

Total liabilities assumed	(70,689)

Net identifiable assets acquired	130,154
Goodwill	147,456

Net assets acquired	$277,610

The acquired in-process research and development assets of $169,000 consisted of two projects that were still in development at the acquisition date: Platform technology for $26,000 and Jaguar Plus technology for $143,000. The Platform technology is incorporated into an automated platform that performs molecular diagnostics on certain specimens. The Jaguar Plus technology incorporates the Platform technology as well as additional technology to perform assays or molecular tests. The fair values of these projects were determined based on the present value of projected cash flows utilizing an income approach reflecting the appropriate risk-adjusted discount rate based on the applicable technological and commercial risk of each project. During

Becton, Dickinson and Company

Notes to Consolidated Financial Statements — (Continued)

the third quarter of fiscal year 2010, the Platform technology project was completed, and, as a result, the $26,000 associated with this project was reclassified from Other Intangibles, Net to Core and Developed Technology, Net and is being amortized over the estimated useful life of 20 years.

The $147,456 of goodwill was allocated to the Diagnostics segment. The primary item that generated goodwill is the value of the Company’s access to HandyLab’s flexible automated platform and expected synergies. No portion of this goodwill is expected to be deductible for tax purposes. The Company recognized $2,500 of acquisition related costs that were expensed in the current period and reported in the Consolidated Statements of Income as Selling and administrative.

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

Cytopeia

On May 12, 2008, the Company acquired 100% of the outstanding stock of Cytopeia, Inc., a privately-held corporation that develops and markets advanced flow cytometry cell sorting instruments. The acquisition advances the Company’s position in rapidly emerging areas of cell-based research, such as cell therapy research, stem cell research, drug discovery and development, and marine biology. The acquisition was accounted for under the purchase method of accounting and the results of operations of Cytopeia were included in the Biosciences segment’s results from the acquisition date. Pro forma information was not provided as the acquisition did not have a material effect on the Company’s consolidated results. The purchase price was $42,914 in cash, including transaction costs. Cash assumed as of the valuation date was $1,655. The purchase price was allocated based upon the fair values of the assets and liabilities acquired per the following:

Core and developed technology	$20,000
Deferred tax asset	3,832
Other	3,713

Total identifiable assets acquired	27,545

Deferred tax liabilities	(7,904)
Net identifiable assets acquired	19,641
Goodwill	23,273

Net assets acquired	$42,914

Core and developed technology will be amortized on a straight-line basis over its estimated useful life of approximately 15 years. The primary item that generated goodwill is the value of the Company’s access to new technologies and capabilities related to cell therapy research. No portion of this goodwill was deductible for tax purposes.

Note 10 — Divestitures

In May 2010, the Company signed agreements to sell certain assets of its Medical segment, including the Ophthalmic Systems unit as well as the surgical blades, critical care and extended dwell catheter product platforms of the Medical Surgical Systems unit for $270,000. On July 30, 2010, the Company completed the sale of the Ophthalmic Systems unit and the surgical blades platform. The sale of the critical care and

Becton, Dickinson and Company

Notes to Consolidated Financial Statements — (Continued)

extended dwell catheter product platforms was completed on September 30, 2010. The Company recognized a pre-tax gain on sale from all of these divestitures of $139,167. As a result of the divestitures, the Company derecognized $10,941 of goodwill, allocated based upon the relative fair values of the disposed assets. The Company expects these divestitures will enable it to focus resources and management attention on opportunities which are a preferred strategic fit with the Medical Segment’s strategy, which focuses on parenteral medication delivery.

The results of operations associated with the Ophthalmic Systems unit, surgical blade platform and critical care platform are reported as discontinued operations for all periods presented in the accompanying Consolidated Statements of Income and Cash Flows and related disclosures. Subsequent cash flows that will be generated as a result of transitional activities intended to facilitate the orderly transfer of business operations are not expected to be significant. The gain on sale recognized in discontinued operations was $121,128.

The Company has agreed to perform some contract manufacturing for a defined period after the sale of the extended dwell catheter product platform. Due to the Company’s significant continuing involvement in operations, the associated results of operations are reported within continuing operations. A gain on sale of $18,039 associated with this platform was recognized in Other income (expense). The contract manufacturing agreement was determined to be an element of the overall sale agreement. Accordingly, the fair value of this element was determined to be $7,000 and the Company recognized this amount as a deferred gain on the sale. This deferred gain will be amortized and recognized in Revenues over the term of the contract manufacturing agreement.

On July 8, 2009, the Company sold certain assets and liabilities related to the elastics and thermometer components of the Home Healthcare product line of the Medical segment for $51,022. The Company recognized a pre-tax gain on sale of $18,145. Concurrent with the sale, the Company exited the remaining portion of the Home Healthcare product line. The results of operations associated with the Home Healthcare product line are reported as discontinued operations for all periods presented in the accompanying Consolidated Statements of Income and Cash Flows and related disclosures.

Results of discontinued operations for the years ended September 30 were as follows:

	2010	2009	2008

Revenues	$167,720	$230,022	$260,878

Income from discontinued operations before income taxes	181,973	84,233	62,433
Less income tax provision	40,703	19,975	13,191

Income from discontinued operations, net	$141,270	$64,258	$49,242

Becton, Dickinson and Company

Notes to Consolidated Financial Statements — (Continued)

Note 11	— Intangible Assets

Other intangible assets at September 30 consisted of:

	2010		2009
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Amortized intangible assets
Core and developed technology	$580,709	$269,926	$539,674	$229,684
Patents, trademarks, and other	301,883	219,735	312,430	218,531

	$882,592	$489,661	$852,104	$448,215

Unamortized intangible assets
Acquired in-process research and development	$143,000		$—
Trademarks	2,709		2,760

	$145,709		$2,760

Intangible amortization expense was $48,399, $47,066 and $54,217 in 2010, 2009 and 2008, respectively. The estimated aggregate amortization expense for the fiscal years ending September 30, 2011 to 2015 are as follows: 2011 — $53,800; 2012 — $56,900; 2013 — $56,000; 2014 — $54,800; 2015 — $53,100.

Note 12 — Derivative Instruments and Hedging Activities

The Company uses derivative instruments to mitigate certain exposures. The effects these derivative instruments and hedged items have on financial position, financial performance, and cash flows are provided below.

Foreign Currency Risks and Related Strategies

The Company has foreign currency exposures throughout Europe, Asia Pacific, Canada, Japan and Latin America. From time to time, the Company may partially hedge forecasted export sales denominated in foreign currencies using forward and option contracts, generally with one-year terms. The Company’s hedging program has been designed to mitigate exposures resulting from movements of the U.S. dollar, from the beginning of a reporting period, against other foreign currencies. The Company’s strategy is to offset the changes in the present value of future foreign currency revenue resulting from these movements with either gains or losses in the fair value of foreign currency derivative contracts. Forward contracts were used to hedge forecasted sales in fiscal years 2010 and 2009. Currency options were used to hedge forecasted sales in fiscal year 2008. As of September 30, 2010, the Company has not entered into contracts to hedge cash flows in fiscal year 2011.

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

Becton, Dickinson and Company

Notes to Consolidated Financial Statements — (Continued)

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

The total notional amounts of the Company’s outstanding foreign exchange contracts as of September 30, 2010 and September 30, 2009 were $1,776,046 and $2,601,109, respectively.

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

Changes in the fair value of the interest rate swaps designated as cash flow hedges (i.e., hedging the exposure to variability in expected future cash flows that is attributable to a particular risk) are offset by amounts recorded in Other comprehensive income (loss). If interest rate derivatives designated as cash flow hedges are terminated, the balance in Accumulated other comprehensive income (loss) attributable to those derivatives is reclassified into earnings over the remaining life of the hedged debt. The amount, related to terminated interest rate swaps, expected to be reclassified and recorded in Interest expense within the next 12 months is $1,248, net of tax.

As of September 30, 2010 and September 30, 2009, the total notional amounts of the Company’s outstanding interest rate swaps designated as fair value hedges were $200,000 and $400,000, respectively. The current year’s outstanding swap represents a fixed-to-floating rate swap agreement that was entered into to convert the interest payments on $200,000 in 4.55% notes, due April 15, 2013, from the fixed rate to a floating interest rate based on LIBOR. The Company had no outstanding interest rate swaps designated as cash flow hedges as of September 30, 2010.

Becton, Dickinson and Company

Notes to Consolidated Financial Statements — (Continued)

Commodity Price Risks and Related Strategies

The Company also manages risks associated with certain forecasted commodity purchases by using forward contracts. In 2009, the Company entered into a commodity forward contract on ethane to manage the price risk associated with forecasted purchases of polyethylene used in the Company’s manufacturing process. The contract was designated as a cash flow hedge and once the hedged commodity purchases occurred, the gain or loss on the contract was recognized from Accumulated other comprehensive income (loss) to Cost of products sold. The ethane forward contract matured in the first quarter 2010 and as such, there were no unrecognized amounts relating to this contract recorded in Accumulated other comprehensive income (loss) at September 30, 2010. The notional amount of the Company’s commodity contracts at September 30, 2009 was 206,000 gallons of ethane.

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

	September 30,
	2010	2009

Asset derivatives-designated for hedge accounting
Forward exchange contracts	$—	$618
Interest rate swap	8,609	1,971

Total asset derivatives-designated for hedge accounting	$8,609	$2,589

Asset derivatives-undesignated for hedge accounting
Forward exchange contracts	$32,392	$12,575

Total asset derivatives(A)	$41,001	$15,164

Liability derivatives-designated for hedge accounting
Forward exchange contracts	$—	$70,980
Commodity forward contracts	—	6

Total liability derivatives-designated for hedge accounting	$—	$70,986

Liability derivatives-undesignated for hedge accounting
Forward exchange contracts	$21,265	$18,490

Total liability derivatives(B)	$21,265	$89,476

(A)	All asset derivatives are included in Prepaid expenses, deferred taxes and other.

(B)	All liability derivatives are included in Accrued expenses.

Becton, Dickinson and Company

Notes to Consolidated Financial Statements — (Continued)

Effects on Consolidated Statements of Income

Cash flow hedges

The location and amount of gains and losses on designated derivative instruments recognized in the consolidated statement of income for the years ended September 30, consisted of:

				Location of Gain
Derivatives Accounted				(Loss)
for as Designated	Gain (Loss) Recognized in OCI on			Reclassified from	Gain (Loss) Reclassified from
Cash Flow Hedging	Derivatives, Net of Tax			Accumulated OCI	Accumulated OCI into Income
Relationships	2010	2009	2008	into Income	2010	2009	2008

Forward exchange contracts	$43,624	$(81,410)	$37,786	Revenues	$(31,471)	$104,858	$—
Currency options	—	—	4,994	Revenues	—	—	(10,860)
Interest rate swaps	1,238	(641)	1,091	Interest expense	(1,996)	(1,846)	(1,760)
Commodity forward contracts	22	(22)	—	Cost of products sold	(35)	(231)	—

Total	$44,884	$(82,073)	$43,871		$(33,502)	$102,781	$(12,620)

The Company’s designated derivative instruments are perfectly effective. As such, there were no gains or losses, related to hedge ineffectiveness or amounts excluded from hedge effectiveness testing, recognized immediately in income for the years ended September 30, 2010, 2009 and 2008.

Fair value hedge

The location and amount of gains or losses on the hedged fixed rate debt attributable to changes in the market interest rates and the offsetting gain (loss) on the related interest rate swap for the years ended September 30 were as follows:

Income Statement	Gain/(Loss) on Swap			Gain/(Loss) on Borrowings
Classification	2010	2009	2008	2010	2009	2008

Other income (expense)(A)	$6,638	$(3,402)	$(542)	$(6,638)	$3,402	$542

(A)	Changes in the fair value of the interest rate swap offset changes in the fair value of the fixed rate debt due to changes in market interest rates. There was no hedge ineffectiveness relating to this interest rate swap.

Undesignated hedges

The location and amount of gains and losses recognized in income on derivatives not designated for hedge accounting for the years ended September 30 were as follows:

Derivatives Not	Location of Gain (Loss)	Amount of Gain (Loss) Recognized in Income on
Designated as	Recognized in Income on	Derivative
For Hedge Accounting	Derivatives	2010	2009	2008

Forward exchange contracts(B)	Other income (expense)	$(6,606)	$138	$10,835

(B)	The gains and losses on forward contracts and currency options utilized to hedge the intercompany transactional foreign exchange exposures are largely offset by gains and losses on the underlying hedged items in Other (expense) income.

Becton, Dickinson and Company

Notes to Consolidated Financial Statements — (Continued)

Note 13 — Financial Instruments and Fair Value Measurements

The Company adopted newly-issued fair value measurement requirements for financial assets and liabilities on October 1, 2008 and for nonfinancial assets and liabilities on October 1, 2009. These provisions define fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value measurement provisions require the categorization of assets and liabilities carried at fair value within a three-level hierarchy based upon inputs used in measuring fair value.

The fair values of financial instruments, including those not recognized on the statement of financial position at fair value, carried at September 30, 2010 and September 30, 2009 are classified in accordance with the fair value hierarchy in the tables below:

		Basis of Fair Value Measurement
	September 30,	Quoted Prices in	Significant
	2010	Active Markets	Other	Significant
	Carrying	for Identical	Observable	Unobservable
	Value	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)

Assets
Institutional money market investments	$277,424	$277,424	$—	$—
Forward exchange contracts	32,392	—	32,392	—
Interest rate swap	8,609	—	8,609	—

Total Assets	$318,425	$277,424	$41,001	$—

Liabilities
Forward exchange contracts	$21,265	$—	$21,265	$—
Long-term debt	1,495,357	—	1,790,137	—

Total Liabilities	$1,516,622	$—	$1,811,402	$—

		Basis of Fair Value Measurement
	September 30,	Quoted Prices in	Significant
	2009	Active Markets	Other	Significant
	Carrying	for Identical	Observable	Unobservable
	Value	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)

Assets
Institutional money market investments	$617,220	$617,220	$—	$—
Forward exchange contracts	13,193	—	13,193	—
Interest rate swap	1,971	—	1,971	—

Total Assets	$632,384	$617,220	$15,164	$—

Liabilities
Forward exchange contracts	$89,470	$—	$89,470	$—
Commodity forward contracts	6	—	6	—
Long-term debt	1,488,460	—	1,610,314	—

Total Liabilities	$1,577,936	$—	$1,699,790	$—

The Company’s institutional money market accounts permit daily redemption and the fair values of these investments are based upon the quoted prices in active markets provided by the holding financial institutions.

Becton, Dickinson and Company

Notes to Consolidated Financial Statements — (Continued)

The Company’s remaining cash equivalents totaling $938,565 and $777,024 at September 30, 2010 and 2009, respectively. Short-term investments are held to their maturities and are carried at cost, which approximates fair value. The cash equivalents consist of liquid investments with a maturity of three months or less and the short-term investments consist of instruments with maturities greater than three months and less than one year. The Company measures the fair value of forward exchange contracts and currency options using an income approach with significant observable inputs, specifically spot currency rates, market designated forward currency prices and a discount rate. The fair value of interest rate swaps are provided by the financial institutions that are counterparties to these arrangements. The fair value of long-term debt is based upon quoted prices in active markets for similar instruments.

The Company’s policy is to recognize any transfers into fair value measurement hierarchy levels and transfers out of levels at the beginning of each reporting period. There were no transfers in and out of Level 1, Level 2 or Level 3 measurements for the years ending September 30, 2010 and 2009.

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

Accounts receivable balances include sales to government-owned or government-supported healthcare facilities. Because these customers are government owned or supported, we could be impacted by declines in sovereign credit ratings or by defaults in these countries. The Company continually evaluates all government receivables, particularly in Greece, Spain, Italy, and other parts of Western Europe, for potential collection risks associated with the availability of government funding and reimbursement practices.

In particular, the Company has experienced significant payment delays in Greece due to the government’s current liquidity issues that have affected its ability to process payments to suppliers within Greece’s national healthcare system. During the fourth quarter of fiscal year 2010, the Company accepted a settlement agreement established by Greece’s government to repay all debts associated with its public hospitals’ suppliers, incurred since 2005. Under the plan, suppliers will receive cash for debts incurred from 2005 through 2006 and zero-coupon bonds for debts incurred from 2007 through 2009. The outstanding balances, net of reserves related to such sales, were approximately $37,796 and $45,072 at September 30, 2010 and September 30, 2009, respectively. This concentration of credit risk is not expected to have a material adverse impact on our financial position or liquidity.

Becton, Dickinson and Company

Notes to Consolidated Financial Statements — (Continued)

Note 14 —	Debt

Short-term debt at September 30 consisted of:

	2010	2009

Loans Payable
Domestic	$200,000	$200,000
Foreign	2,727	2,880
Current portion of long-term debt	31	200,085

	$202,758	$402,965

Domestic loans payable consist of commercial paper. Foreign loans payable consist of short-term borrowings from financial institutions. The weighted average interest rates for Short-term debt were 0.27% and 3.68% at September 30, 2010 and 2009, respectively. The Company has available a $1 billion syndicated credit facility with an expiration date in December 2012. This credit facility provides backup support for the commercial paper program and can also be used for other general corporate purposes. It includes a restrictive covenant that requires a minimum interest coverage ratio, with which the Company was in compliance at September 30, 2010. There were no borrowings outstanding under the facility at September 30, 2010. In addition, the Company had short-term foreign lines of credit pursuant to informal arrangements of approximately $215,840 at September 30, 2010, almost all of which was unused.

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

On November 8, 2010, the Company issued $700,000 of 10-year 3.25% notes and $300,000 of 30-year 5.00% notes. The net proceeds from these issuances are expected to be used for general corporate purposes, which may include funding for working capital, capital expenditures, repurchases of the Company’s common stock and acquisitions.

Long-Term Debt at September 30 consisted of:

	2010	2009

Domestic notes due through 2013 (average year-end interest rate: 1.0% — 2010; 2.1% — 2009)	$8,058	$8,079
4.55% Notes due April 15, 2013	207,992	201,128
4.90% Notes due April 15, 2018	204,710	205,232
5.00% Notes due May 15, 2019	494,196	493,678
6.00% Notes due May 15, 2039	245,351	245,293
7.00% Debentures due August 1, 2027	168,000	168,000
6.70% Debentures due August 1, 2028	167,050	167,050

	$1,495,357	$1,488,460

Long-term debt balances at September 30, 2010 and 2009 have been impacted by certain interest rate swaps that have been designated as fair value hedges, as discussed in Note 12.

The aggregate annual maturities of long-term debt during the fiscal years ending September 30, 2012 to 2015 are as follows: 2012 — $34; 2013 — $216,013; 2014 — $2; 2015 — $0.

Becton, Dickinson and Company

Notes to Consolidated Financial Statements — (Continued)

The Company capitalizes interest costs as a component of the cost of construction in progress. A summary of interest costs and payments for the years ended September 30 is as follows:

	2010	2009	2008

Charged to operations	$51,263	$40,389	$36,343
Capitalized	36,436	29,360	29,862

Total interest costs	$87,699	$69,749	$66,205

Interest paid, net of amounts capitalized	$58,401	$25,544	$36,222

Note 15 —	Income Taxes

The provision for income taxes from continuing operations for the years ended September 30 consisted of:

	2010	2009	2008

Current:
Federal	$307,236	$153,030	$262,289
State and local, including Puerto Rico	23,441	9,626	13,045
Foreign	170,218	135,931	143,330

	$500,895	$298,587	$418,664

Deferred:
Domestic	$(32,762)	$109,925	$13,481
Foreign	16,687	2,734	(20,214)

	(16,075)	112,659	(6,733)

	$484,820	$411,246	$411,931

The components of Income From Continuing Operations Before Income Taxes for the years ended September 30 consisted of:

	2010	2009	2008

Domestic, including Puerto Rico	$889,254	$890,934	$802,073
Foreign	771,906	687,657	687,612

	$1,661,160	$1,578,591	$1,489,685

Deferred tax assets and liabilities are netted on the balance sheet by separate tax jurisdictions. At September 30, 2010 and 2009, net current deferred tax assets of $217,865 and $169,505, respectively, were included in Prepaid expenses, deferred taxes and other. Net non-current deferred tax assets of $152,334 and $156,288, respectively, were included in Other. Net current deferred tax liabilities of $2,587 and $3,665, respectively, were included in Current Liabilities - Income taxes. Net non-current deferred tax liabilities of $21,558 and $18,191, respectively, were included in Deferred Income Taxes and Other. Deferred taxes are not provided on undistributed earnings of foreign subsidiaries that are indefinitely reinvested. At September 30, 2010, the cumulative amount of such undistributed earnings indefinitely reinvested outside the United States was $3.3 billion. Determining the tax liability that would arise if these earnings were remitted is not practicable. Deferred taxes are provided for earnings outside the United States when those earnings are not considered indefinitely reinvested.

Becton, Dickinson and Company

Notes to Consolidated Financial Statements — (Continued)

The following table summarizes the gross amounts of unrecognized tax benefits without regard to reduction in tax liabilities or additions to deferred tax assets and liabilities if such unrecognized tax benefits were settled:

September 30, 2007	$71,782
Increase due to current year tax positions	5,411
Increase due to prior year tax positions	535
Decrease due to settlements and lapse of statute of limitations	(8,030)

September 30, 2008	$69,698
Increase due to current year tax positions	8,901
Increase due to prior year tax positions	1,872
Decrease due to settlements and lapse of statute of limitations	(29,924)

September 30, 2009	50,547
Increase due to current year tax positions	27,662
Increase due to prior year tax positions	25,837
Decreases due to prior year tax positions	(11,509)
Decrease due to settlements and lapse of statute of limitations	(2,473)

September 30, 2010	$90,064

The total amount of unrecognized tax benefits, if recognized, would favorably impact the effective tax rate. Included in the above total is approximately $7,536 of interest and penalties, of which approximately $(1,372) are reflected in the current year statement of operations. The Company includes interest and penalties associated with unrecognized tax benefits as a component of the Income tax provision on the Consolidated Statements of Income. The Company expects changes in the aggregate amount of unrecognized tax benefits that may occur within the next twelve months to be similar to the changes that occurred in the prior twelve months.

The Company conducts business and files tax returns in numerous countries and currently has tax audits in progress in a number of tax jurisdictions. The IRS has completed its audit for the tax years through 2005. For the Company’s other major tax jurisdictions where it conducts business, the Company’s tax years are generally open after 2004.

Deferred income taxes at September 30 consisted of:

	2010		2009
	Assets	Liabilities	Assets	Liabilities

Compensation and benefits	$484,767	$—	$416,849	$—
Property and equipment	—	318,640	—	227,347
Loss and credit carryforwards	116,478	—	153,036	—
Other	293,246	173,372	241,080	185,047

	894,491	492,012	810,965	412,394
Valuation allowance	(56,425)	—	(94,634)	—

	$838,066	$492,012	$716,331	$412,394

Valuation allowances have been established for capital loss carryforwards, state deferred tax assets, net of federal tax, related to net operating losses and credits and other deferred tax assets for which the Company has determined it is more likely than not that these benefits will not be realized. At September 30, 2010, the

Becton, Dickinson and Company

Notes to Consolidated Financial Statements — (Continued)

Company had deferred state tax assets for net state operating losses and credit carryforwards of $46,882 for which a valuation allowance of $27,999 has been established due to the uncertainty of generating sufficient taxable income in the state jurisdictions to utilize the deferred tax assets before they principally expire between 2011 and 2014.

A reconciliation of the federal statutory tax rate to the Company’s effective tax rate was as follows:

	2010	2009	2008

Federal statutory tax rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal tax benefit	0.9	0.6	1.5
Effect of foreign and Puerto Rico earnings and foreign tax credits	(5.3)	(7.4)	(8.4)
Effect of Research Credits and Domestic Production Activities,	(1.6)	(2.7)	(0.9)
Other, net	0.2	0.6	0.5

	29.2%	26.1%	27.7%

The approximate dollar and diluted earnings per share amounts of tax reductions related to tax holidays in various countries in which the Company does business were: 2010 — $51,300 and $0.21; 2009 — $44,800 and $0.18; and 2008 — $42,000 and $0.17. The tax holidays expire at various dates through 2023.

The Company made income tax payments, net of refunds, of $391,965 in 2010, $368,724 in 2009 and $330,709 in 2008.

Note 16 — Supplemental Financial Information

Other Income (Expense), Net

Other income (expense), net in 2010 was $497, which primarily included the gain recognized on the sale of the extended dwell catheter product platform of $18,039, equity investment income of $4,848 and income from license and other agreements of $6,063, partially offset by foreign exchange losses (inclusive of hedging costs) of $(14,756) and the write-down of investments of $(14,024).

Other income (expense), net in 2009 was $(3,850), which primarily included foreign exchange losses (inclusive of hedging costs) of $(14,973), partially offset by equity investment income of $4,542 and income from license and other agreements of $6,387.

Other income (expense), net in 2008 was $(1,484), which primarily included foreign exchange losses (inclusive of hedging costs) of $(10,303), partially offset by equity investment income of $4,642 and income from license and other agreements of $3,386.

Becton, Dickinson and Company

Notes to Consolidated Financial Statements — (Continued)

Trade Receivables, Net

Allowances for doubtful accounts and cash discounts netted against trade receivables were $46,318 and $48,509 at September 30, 2010 and 2009, respectively. The amounts recognized in 2010, 2009 and 2008 relating to these valuation accounts are provided in the following table:

	Allowance for
	Doubtful		Allowance for
	Accounts		Cash Discounts	Total

Balance at September 30, 2007	$29,238		$10,412	$39,650
Additions charged to costs and expenses	5,405		50,055	55,460
Deductions and other	(7,934	)(A)	(51,562)	(59,496)

Balance at September 30, 2008	26,709		8,905	35,614
Additions charged to costs and expenses	18,321		48,025	66,346
Deductions and other	(4,745	)(A)	(48,706)	(53,451)

Balance at September 30, 2009	40,285		8,224	48,509
Additions charged to costs and expenses	6,487		31,944	38,431
Deductions and other	(6,373	)(A)	(34,249)	(40,622)

Balance at September 30, 2010	$40,399		$5,919	$46,318

(A)	Accounts written off.

Inventories

Inventories at September 30 consisted of:

	2010	2009

Materials	$169,268	$171,449
Work in process	225,878	223,094
Finished products	750,191	762,219

	$1,145,337	$1,156,762

Property, Plant and Equipment, Net

Property, Plant and Equipment, Net at September 30 consisted of:

	2010	2009

Land	$100,988	$95,818
Buildings	2,095,254	1,984,852
Machinery, equipment and fixtures	4,259,140	4,078,768
Leasehold improvements	76,680	81,891

	6,532,062	6,241,329
Less accumulated depreciation and amortization	3,431,570	3,274,700

	$3,100,492	$2,966,629

Becton, Dickinson and Company

SUPPLEMENTARY DATA (UNAUDITED)

	2010
	1st	2nd	3rd	4th	Year
	Thousands of dollars, except per share amounts

Revenues	$1,868,818	$1,799,409	$1,830,911	$1,873,195	$7,372,333
Gross Profit	974,494	934,917	947,477	972,262	3,829,150
Income from Continuing Operations	304,093	285,034	294,160	293,053	1,176,340
Earnings per Share(A):
Income from Continuing Operations	1.28	1.21	1.26	1.27	5.02
Income from Discontinued Operations	0.05	0.05	0.05	0.45	0.60
Basic Earnings per Share	1.33	1.26	1.32	1.71	5.62
Income from Continuing Operations	1.25	1.18	1.23	1.24	4.90
Income from Discontinued Operations	0.05	0.05	0.05	0.44	0.59
Diluted Earnings per Share	1.30	1.24	1.29	1.68	5.49

	2009
	1st	2nd	3rd	4th	Year

Revenues	$1,673,148	$1,683,142	$1,776,409	$1,854,023	$6,986,722
Gross Profit	897,606	875,760	937,854	963,826	3,675,046
Income from Continuing Operations	296,607	248,866	327,445	294,427	1,167,345
Earnings per Share(A):
Income from Continuing Operations	1.22	1.04	1.36	1.23	4.85
Income from Discontinued Operations	0.06	0.05	0.06	0.10	0.27
Basic Earnings per Share	1.29	1.09	1.42	1.33	5.12
Income from Continuing Operations	1.19	1.01	1.33	1.20	4.73
Income from Discontinued Operations	0.06	0.05	0.06	0.09	0.26
Diluted Earnings per Share	1.26	1.06	1.39	1.29	4.99

(A)	Total per share amounts may not add due to rounding.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

An evaluation was conducted by BD’s management, with the participation of BD’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of BD’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of September 30, 2010. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were, as of the end of the period covered by this report, effective and designed to ensure that material information relating to BD and its consolidated subsidiaries would be made known to them by others within these entities. There were no changes in BD’s internal control over financial reporting during the fiscal quarter ended September 30, 2010 identified in connection with the above-referenced evaluations that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting and the Report of Independent Registered Public Accounting Firm are contained in Item 8, Financial Statements and Supplementary Data, and are incorporated herein by reference.

Item 9B.	Other Information.

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information relating to directors and the Audit Committee of the BD Board of Directors required by this item will be contained under the captions “Proposal 1. Election of Directors” and “Board of Directors — Committee Membership and Function — Audit Committee” in a definitive proxy statement involving the election of directors, which the registrant will file with the SEC not later than 120 days after September 30, 2010 (the “2011 Proxy Statement”), and such information is incorporated herein by reference.

The information relating to executive officers required by this item is included herein in Part I under the caption “Executive Officers of the Registrant.”

Certain other information required by this item will be contained under the captions “Ownership of BD Common Stock — Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance — Business Conduct and Compliance Guide” in BD’s 2011 Proxy Statement, and such information is incorporated herein by reference.

Item 11.	Executive Compensation.

The information required by this item will be contained under the captions “Board of Directors — Non-Management Directors’ Compensation,” “Compensation Discussion and Analysis,” “Report of the Compensation and Benefits Committee,” and “Compensation of Named Executive Officers” in BD’s 2011 Proxy Statement, and such information is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item will be contained under the caption “Ownership of BD Common Stock” in BD’s 2011 Proxy Statement, and such information is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this item will be contained under the caption “Corporate Governance — Director Independence; Policy Regarding Related Person Transactions” in BD’s 2011 Proxy Statement, and such information is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services.

The information required by this item will be contained under the caption “Proposal 2. Ratification of Selection of Independent Registered Public Accounting Firm” in BD’s 2011 Proxy Statement, and such information is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)	Financial Statements

The following consolidated financial statements of BD are included in Item 8 of this report:

•	Reports of Independent Registered Public Accounting Firm

•	Consolidated Statements of Income — Years ended September 30, 2010, 2009 and 2008

•	Consolidated Statements of Comprehensive Income — Years ended September 30, 2010, 2009 and 2008

•	Consolidated Balance Sheets — September 30, 2010 and 2009

•	Consolidated Statements of Cash Flows — Years ended September 30, 2010, 2009 and 2008

•	Notes to Consolidated Financial Statements

(b)	Financial Statement Schedules

See Note 16 to the Consolidated Financial Statements included in Item 8, Financial Statements and Supplementary Data.

(c)	Exhibits

See the Exhibit Index beginning on page 85 hereof for a list of all management contracts, compensatory plans and arrangements required by this item (Exhibit Nos. 10(a)(i) through 10(o)), and all other Exhibits filed or incorporated by reference as a part of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Becton, Dickinson and Company

By:	/s/ Dean J. Paranicas
Dean J. Paranicas
Vice President, Corporate Secretary
and Public Policy

Dated: November 24, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on the 24th day of November, 2010 by the following persons on behalf of the registrant and in the capacities indicated.

Name	Capacity

/s/ Edward J. Ludwig (Edward J. Ludwig)	Chairman and Chief Executive Officer (Principal Executive Officer)

/s/ David V. Elkins (David V. Elkins)	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ William A. Tozzi (William A. Tozzi)	Senior Vice President and Controller (Principal Accounting Officer)

Basil L. Anderson*	Director

Henry P. Becton, Jr.*	Director

Edward F. DeGraan*	Director

Claire M. Fraser-Liggett*	Director

Christopher Jones*	Director

Marshall O. Larsen*	Director

Adel A.F. Mahmoud*	Director

Name		Capacity

Gary A. Mecklenburg*		Director

Cathy E. Minehan*		Director
James F. Orr*		Director

Willard J. Overlock, Jr.*		Director

Bertram L. Scott*		Director

Alfred Sommer*		Director

*By:	/s/ Dean J. Paranicas Dean J. Paranicas Attorney-in-fact

EXHIBIT INDEX

Exhibit
Number		Description	Method of Filing

3	(a)(i)	Restated Certificate of Incorporation, dated as of February 3, 2009	Incorporated by reference to Exhibit 3(a) to the registrant’s Quarterly Report on Form 10-Q for the period ended December 31, 2008

3	(b)	By-Laws, as amended and restated as of February 10, 2010	Incorporated by reference to Exhibit 10(o) to the registrant’s Quarterly Report on Form 10-Q for the period ended December 31, 2009
4	(d)	Indenture, dated as of March 1, 1997, between the registrant and The Bank of New York Mellon Trust Company, N.A. (as successor to JPMorgan Chase Bank)	Incorporated by reference to Exhibit 4(a) to Form 8-K filed by the registrant on July 31, 1997

The registrant hereby agrees to furnish to the Commission upon request a copy of any other instruments which define the rights of holders of long-term debt of the registrant.

10	(a)	Form of Employment Agreement with executive officers relating to employment following a change of control of the registrant	Incorporated by reference to Exhibit 10(a) to the registrant’s Quarterly Report on Form 10-Q for the period ended December 31, 2008

10	(b)	Stock Award Plan, as amended and restated as of January 31, 2006	Incorporated by reference to Exhibit 10(a) to the registrant’s Quarterly Report on Form 10-Q for the period ended December 31, 2005

10	(c)	Performance Incentive Plan, as amended and restated September 23, 2008	Incorporated by reference to Exhibit 10(c) to the registrant’s Current Report on Form 8-K dated September 26, 2008

10	(d)(i)	Deferred Compensation and Retirement Benefit Restoration Plan, as amended and restated as of October 1, 2009	Incorporated by reference to Exhibit 10(d)(i) to the registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2009

10	(d)(ii)	1996 Directors’ Deferral Plan, as amended and restated as of October 1, 2009	Incorporated by reference to Exhibit 10(d)(ii) to the registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2009

10	(e)(i)	1994 Restricted Stock Plan for Non Employee Directors	Incorporated by reference to Exhibit A to the registrant’s Proxy Statement dated January 5, 1994

10	(e)(ii)	Amendment to the 1994 Restricted Stock Plan for Non-Employee Directors as of November 26, 1996	Incorporated by reference to Exhibit 10(j)(ii) to the registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 1996

10	(f)(i)	1995 Stock Option Plan, as amended and restated January 27, 1998	Incorporated by reference to Exhibit 10(k) to the registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 1998

10	(f)(ii)	Amendments dated as of April 24, 2000 to the 1995 Stock Option Plan, as amended and restated January 27, 1998	Incorporated by reference to Exhibit 10(k) to the registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2000

10	(g)(i)	1998 Stock Option Plan	Incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q/A for the period ended March 31, 1998

10	(g)(ii)	Amendments dated as of April 24, 2000 to the 1998 Stock Option Plan	Incorporated by reference to Exhibit 10(l) to the registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2000

10	(h)	Australian, French and Spanish addenda to the Becton, Dickinson and Company Stock Option Plans	Incorporated by reference to Exhibit 10(m) to the registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 1998

Exhibit
Number		Description	Method of Filing

10	(i)	Indian addendum to the Becton, Dickinson and Company Stock Option Plans	Incorporated by reference to Exhibit 10(n) to registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 1999

10	(j)	China and Japan addenda to Becton, Dickinson and Company Stock Option Plans	Incorporated by reference to Exhibit 10(n)(i) to registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2002

10	(k)(i)	Non-Employee Directors 2000 Stock Option Plan	Incorporated by reference to Exhibit 10(o) to the registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2000

10	(k)(ii)	Amendments dated as of April 24, 2000 to the Non-Employee Directors 2000 Stock Option Plan	Incorporated by reference to Exhibit 10(o) to the registrant’s Quarterly Report on Form 10-Q for period ended June 30, 2000

10	(l)	2002 Stock Option Plan	Incorporated by reference to Appendix A to the registrant’s Proxy Statement dated January 3, 2002

10	(m)	2004 Employee and Director Equity-Based Compensation Plan, as amended and restated as of July 27, 2010	Incorporated by reference to Exhibit 10 to the registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2010

10	(n)	Terms of Awards under 2004 Employee and Director Equity-Based Compensation Plan	Incorporated by reference to Exhibit 10(p) to the registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008

10	(o)	Amended and Restated Aircraft Time Sharing Agreement between Becton, Dickinson and Company and Edward J. Ludwig dated as of September 21, 2006	Incorporated by reference to Exhibit 10(r) to the registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2006

10	(p)(i)	Amended and Restated Five-Year Credit Agreement, dated as of December 1, 2006 among the registrant and the banks named therein	Filed with this report

10	(p)(ii)	Extension of term of Amended and Restated Five-Year Credit Agreement	Filed with this report

21		Subsidiaries of the registrant	Filed with this report

23		Consent of independent registered public accounting firm	Filed with this report

24		Power of Attorney	Filed with this report

31		Certifications of Chief Executive Officer and Chief Financial Officer, pursuant to SEC Rule 13(a)-14(a)	Filed with this report

32		Certifications of Chief Executive Officer and Chief Financial Officer, pursuant to Section 1350 of Chapter 63 of Title 18 of the U.S. Code	Filed with this report

101		The following materials from this report, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements, are tagged as blocks of text.

Copies of any Exhibits not accompanying this Form 10-K are available at a charge of 10 cents per page by contacting: Investor Relations, Becton, Dickinson and Company, 1 Becton Drive, Franklin Lakes, New Jersey 07417-1880, Phone: 1-800-284-6845.