Form 10-Q
period 2010-12-31
BECTON DICKINSON & CO
filed 2011-02-08
CIK 10795

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2010
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Shares Outstanding as of December 31, 2010

Common stock, par value $1.00	221,114,838

BECTON, DICKINSON AND COMPANY
FORM 10-Q
For the quarterly period ended December 31, 2010

ITEM 1. FINANCIAL STATEMENTS
BECTON, DICKINSON AND COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
Thousands of dollars

	December 31,	September 30,
	2010	2010
	(Unaudited)
Assets

Current Assets:
Cash and equivalents	$1,249,355	$1,215,989
Short-term investments	997,807	528,206
Trade receivables, net	1,093,190	1,205,377
Inventories:
Materials	172,150	169,268
Work in process	230,242	225,878
Finished products	793,085	750,191

	1,195,477	1,145,337
Prepaid expenses, deferred taxes and other	415,012	410,341

Total Current Assets	4,950,841	4,505,250

Property, plant and equipment	6,575,381	6,532,062
Less allowances for depreciation and amortization	3,493,526	3,431,570

	3,081,855	3,100,492

Goodwill	760,962	763,961
Core and Developed Technology, Net	302,256	310,783
Other Intangibles, Net	230,287	227,857
Capitalized Software, Net	264,414	254,761
Other	480,655	487,590

Total Assets	$10,071,270	$9,650,694

Liabilities and Shareholders’ Equity

Current Liabilities:
Short-term debt	$235,295	$202,758
Payables and accrued expenses	1,377,058	1,468,915

Total Current Liabilities	1,612,353	1,671,673

Long-Term Debt	2,485,019	1,495,357

Long-Term Employee Benefit Obligations	923,918	899,109

Deferred Income Taxes and Other	172,047	149,975

Commitments and Contingencies	—	—

Shareholders’ Equity:
Common stock	332,662	332,662
Capital in excess of par value	1,693,127	1,624,768
Retained earnings	8,947,065	8,724,228
Deferred compensation	17,536	17,164
Common shares in treasury — at cost	(5,635,483)	(4,806,333)
Accumulated other comprehensive loss	(476,974)	(457,909)

Total Shareholders’ Equity	4,877,933	5,434,580

Total Liabilities and Shareholders’ Equity	$10,071,270	$9,650,694

See notes to condensed consolidated financial statements

BECTON, DICKINSON AND COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Thousands of dollars, except per share data
(Unaudited)

	Three Months Ended
	December 31,
	2010	2009
Revenues	$1,842,005	$1,868,818

Cost of products sold	865,431	894,324
Selling and administrative	447,954	445,673
Research and development	115,542	99,151

Total Operating Costs and Expenses	1,428,927	1,439,148

Operating Income	413,078	429,670

Interest income	15,222	8,789
Interest expense	(15,553)	(12,987)
Other expense, net	(4,596)	(2,354)

Income From Continuing Operations Before Income Taxes	408,151	423,118

Income tax provision	93,875	119,025

Income From Continuing Operations	314,276	304,093

Income from Discontinued Operations, net	1,661	12,283

Net Income	$315,937	$316,376

Basic Earnings per Share:
Income from Continuing Operations	$1.38	$1.28
Income from Discontinued Operations	0.01	0.05

Basic Earnings per Share	$1.39	$1.33

Diluted Earnings per Share:
Income from Continuing Operations	$1.35	$1.25
Income from Discontinued Operations	0.01	0.05

Diluted Earnings per Share	$1.36	$1.30

Dividends per Common Share	$0.410	$0.370

See notes to condensed consolidated financial statements

BECTON, DICKINSON AND COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Thousands of dollars
(Unaudited)

	Three Months Ended
	December 31,
	2010	2009
Operating Activities
Net income	$315,937	$316,376
Less: Income from discontinued operations, net	1,661	12,283

Income from continuing operations	314,276	304,093
Adjustments to income from continuing operations to derive net cash provided by continuing operating activities, net of amounts acquired:
Depreciation and amortization	123,192	123,751
Share-based compensation	34,081	35,320
Deferred income taxes	(10,534)	1,709
Change in operating assets and liabilities	(28,630)	78,576
Pension obligation	27,576	(158,593)
Other, net	9,782	(13,698)

Net Cash Provided by Continuing Operating Activities	469,743	371,158

Investing Activities
Capital expenditures	(79,842)	(110,797)
Capitalized software	(17,666)	(25,496)
(Purchases) sales of investments, net	(464,015)	279,593
Acquisitions of businesses, net of cash acquired	—	(274,756)
Other, net	(5,827)	(9,605)

Net Cash Used for Continuing Investing Activities	(567,350)	(141,061)

Financing Activities
Change in short-term debt	31,826	(197,309)
Proceeds from long-term debt	991,265	—
Payments of debt	(7)	(28)
Repurchase of common stock	(836,891)	(191,133)
Excess tax benefits from payments under share-based compensation plans	14,979	7,824
Dividends paid	(92,707)	(89,889)
Issuance of common stock and other, net	27,522	3,862

Net Cash Provided by (Used for) Continuing Financing Activities	135,987	(466,673)

Discontinued Operations
Net cash (used for) provided by operating activities	(3,634)	23,362
Net cash used for investing activities	(75)	(768)

Net Cash (Used for) Provided by Discontinued Operations	(3,709)	22,594

Effect of exchange rate changes on cash and equivalents	(1,305)	2,044

Net increase (decrease) in cash and equivalents	33,366	(211,938)

Opening Cash and Equivalents	1,215,989	1,394,244

Closing Cash and Equivalents	$1,249,355	$1,182,306

See notes to condensed consolidated financial statements

BECTON, DICKINSON AND COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Dollar and share amounts in thousands, except per share data
December 31, 2010
Note 1 — Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, in the opinion of the management of the Company, include all adjustments which are of a normal recurring nature, necessary for a fair presentation of the financial position and the results of operations and cash flows for the periods presented. However, the financial statements do not include all information and accompanying notes required for a presentation in accordance with U.S. generally accepted accounting principles. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included or incorporated by reference in the Company’s 2010 Annual Report on Form 10-K. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year.
Note 2 — Accounting Changes
In October 2009, the Financial Accounting Standards Board (“FASB”) issued revised revenue recognition guidance affecting the accounting for software-enabled devices and multiple-element arrangements. The revisions expand the scope of multiple-element arrangement guidance to include revenue arrangements containing certain nonsoftware elements and related software elements. Additionally, the revised guidance changes the manner in which separate units of accounting are identified within a multiple-element arrangement and modifies the manner in which transaction consideration is allocated across the separately identified deliverables. The Company adopted the revised revenue recognition guidance for new arrangements the Company entered into on or after October 1, 2010. The adoption of these new requirements did not significantly impact the Company’s consolidated financial statements.
In June 2009, the FASB issued guidance amending the variable interest consolidation model. The revised model amends certain guidance for determining whether an entity is a variable interest entity and requires a qualitative, rather than quantitative, analysis to determine the primary beneficiary of a variable interest entity. The Company’s adoption of the amended variable interest consolidation model on October 1, 2010 did not significantly impact the Company’s consolidated financial statements.

Note 3 — Comprehensive Income
Comprehensive income was comprised of the following:

	Three Months Ended
	December 31,
	2010	2009
Net Income	$315,937	$316,376
Other Comprehensive (Loss) Income, Net of Tax
Foreign currency translation adjustments	(38,728)	21,332
Benefit plans adjustment	10,765	8,059
Unrealized gains on cash flow hedges, net of amounts realized	8,898	5,444

	(19,065)	34,835

Comprehensive Income	$296,872	$351,211

The losses recorded as foreign currency translation adjustments for the three months ended December 31, 2010 are mainly attributable to the strengthening of the U.S. dollar against the Euro.
Note 4 — Earnings per Share
The weighted average common shares used in the computations of basic and diluted earnings per share (shares in thousands) were as follows:

	Three Months Ended
	December 31,
	2010	2009
Average common shares outstanding	228,083	237,360
Dilutive share equivalents from share-based plans	4,832	5,605

Average common and common equivalent shares outstanding — assuming dilution	232,915	242,965

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
On April 27, 2009, the Company entered into a settlement agreement with the Distributor Plaintiffs in these actions. The settlement agreement provided for, among other things, the payment by the Company of $45,000 in exchange for a release by all potential class members of the direct purchaser claims under federal antitrust laws related to the products and acts enumerated in the complaint, and a dismissal of the case with prejudice, insofar as it relates to direct purchaser claims. The release would not cover potential class members that affirmatively opt out of the settlement. On September 30, 2010, the court issued an order denying a motion to approve the settlement agreement, ruling that the Hospital Plaintiffs, and not the Distributor Plaintiffs, are the direct purchasers entitled to pursue damages under the federal antitrust laws for certain sales of BD products. The settlement agreement currently remains in effect, subject to certain termination provisions, and the Distributor Plaintiffs are seeking appellate review of the court’s order.
In June 2007, Retractable Technologies, Inc. (“RTI”) filed a complaint against the Company under the caption Retractable Technologies, Inc. vs. Becton Dickinson and Company (Civil Action No. 2:07-cv-250, U.S. District Court, Eastern District of Texas). RTI alleges that the BD IntegraTM syringes infringe patents licensed exclusively to RTI. In its complaint, RTI also alleges that the Company engaged in false advertising with respect to certain of the Company’s safety-engineered products in violation of the Lanham Act; acted to exclude RTI from various product markets and to maintain its market share through, among other things, exclusionary contracts in violation of state and federal antitrust laws; and engaged in unfair competition. In January 2008, the court severed the patent and non-patent claims into separate cases. RTI seeks money damages and injunctive relief. On April 1, 2008, RTI filed a complaint against BD under the caption Retractable Technologies, Inc. and Thomas J. Shaw v. Becton Dickinson and Company (Civil Action No.2:08-cv-141, U.S. District Court, Eastern District of Texas). RTI alleges that the BD IntegraTM syringes infringe another patent licensed exclusively to RTI. RTI seeks money damages and injunctive relief. On August 29, 2008, the court ordered the consolidation of the patent cases. On November 9, 2009, at a trial of these consolidated cases, the jury rendered a verdict in favor of RTI on all but one of its infringement claims, but did not find any willful infringement, and awarded RTI $5,000 in damages. On May 19, 2010, the court granted RTI’s motion for a permanent injunction against the continued sale by the Company of its BD IntegraTM products in their current form, but stayed the injunction for the longer of twelve months or the duration of any appeal. At the same time, the court lifted a stay of RTI’s non-patent claims that the court had imposed during the pendency of the patent claims at the trial court level. The trial on these claims is scheduled to begin in January 2012. On June 16, 2010, the Company filed its appeal with the Court of Appeals for the Federal Circuit.
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

Note 6 — Segment Data
The Company’s organizational structure is based upon its three principal business segments: BD Medical (“Medical”), BD Diagnostics (“Diagnostics”), and BD Biosciences (“Biosciences”).The Company evaluates segment performance based upon operating income. Segment operating income represents revenues reduced by product costs and operating expenses. From time to time, the Company hedges against certain forecasted sales of U.S.-produced products sold outside the United States. Gains and losses associated with these foreign currency translation hedges are reported in segment revenues based upon their proportionate share of these international sales of U.S.-produced products.Financial information for the Company’s segments was as follows:

	Three Months Ended
	December 31,
	2010	2009
Revenues (A)
Medical	$926,547	$970,672
Diagnostics	601,722	595,474
Biosciences	313,736	302,672

	$1,842,005	$1,868,818

Segment Operating Income
Medical	$275,597	$302,755
Diagnostics	161,163	162,401
Biosciences	90,464	85,465

Total Segment Operating Income	527,224	550,621
Unallocated Items (B)	(119,073)	(127,503)

Income from Continuing Operations Before Income Taxes	$408,151	$423,118

(A)	Intersegment revenues are not material.

(B)	Includes primarily interest, net; foreign exchange; corporate expenses; and share-based compensation expense.

	Three Months Ended
	December 31,
	2010	2009
Revenues by Organizational Units
BD Medical
Medical Surgical Systems	$512,728	$533,177
Diabetes Care	213,882	201,521
Pharmaceutical Systems	199,937	235,974

	$926,547	$970,672

BD Diagnostics
Preanalytical Systems	$312,628	$300,166
Diagnostic Systems	289,094	295,308

	$601,722	$595,474

BD Biosciences
Cell Analysis	$240,742	$231,335
Discovery Labware	72,994	71,337

	$313,736	$302,672

	$1,842,005	$1,868,818

Revenues by the geographic areas were as follows:

	Three Months Ended
	December 31,
	2010	2009
Total Revenues
United States	$828,602	$853,417
International	1,013,403	1,015,401

	$1,842,005	$1,868,818

Note 7 — Share-Based Compensation
The Company grants share-based awards under the 2004 Employee and Director Equity-Based Compensation Plan (the “2004 Plan”), which provides long-term incentive compensation to employees and directors. The Company believes such awards align the interests of its employees and directors with those of its shareholders.
The fair value of share-based payments is recognized as compensation expense in net income. For the three months ended December 31, 2010 and 2009, compensation expense charged to income was $34,081 and $35,320, respectively. Share-based compensation attributable to discontinued operations was not material.
The amount of unrecognized compensation expense for all non-vested share-based awards as of December 31, 2010 was approximately $162,569, which is expected to be recognized over a weighted-average remaining life of approximately 2.6 years.
The fair values of stock appreciation rights granted during the annual share-based grants in November of 2010 and 2009, respectively, were estimated on the date of grant using a lattice-based binomial valuation model based on the following assumptions:

	2011	2010
Risk-free interest rate	2.40%	2.60%
Expected volatility	24.00%	28.00%
Expected dividend yield	2.14%	1.96%
Expected life	7.8 years	6.5 years
Fair value derived	$16.80	$19.70
Note 8 — Benefit Plans
The Company has defined benefit pension plans covering substantially all of its employees in the United States and certain foreign locations. The Company also provides certain postretirement healthcare and life insurance benefits to qualifying domestic retirees. Other postretirement benefit plans in foreign countries are not material.

Net pension and postretirement cost included the following components for the three months ended December 31:

			Other Postretirement
	Pension Plans		Benefits
	2010	2009	2010	2009
Service cost	$22,904	$18,313	$1,473	$1,249
Interest cost	23,258	22,836	3,284	3,544
Expected return on plan assets	(25,557)	(25,042)	—	—
Amortization of prior service (credit) cost	(270)	(270)	(172)	1
Amortization of loss	13,881	10,446	1,117	849

	$34,216	$26,283	$5,702	$5,643

Postemployment benefit costs for the three months ended December 31, 2010 and 2009 were $6,794 and $5,467, respectively.

Note 9 — Divestiture
In the fourth quarter of fiscal year 2010, the Company sold the Ophthalmic Systems unit and the surgical blades, critical care and extended dwell catheter product platforms for $270,000. The Company recognized a pre-tax gain on sale from all of these divestitures of $140,468. The results of operations associated with the Ophthalmic Systems unit, surgical blade platform and critical care platform are reported as discontinued operations for all periods presented in the accompanying Consolidated Statements of Income and Cash Flows and related disclosures. The Company agreed to perform some contract manufacturing for a defined period after the sale of the extended dwell catheter product platform and due to this significant continuing involvement in operations, the associated results of operations are reported within continuing operations.
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
Results of discontinued operations are provided below.

	Three Months Ended
	December 31,
	2010	2009
Revenues	$2,888	$48,477

Income from discontinued operations before income taxes	1,884	16,900
Less income tax provision	223	4,617

Income from discontinued operations, net	$1,661	$12,283

Note 10 —Intangible Assets
The components of intangible assets are provided below.

	December 31, 2010		September 30, 2010
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Amortized intangible assets
Core and developed technology	$579,593	$277,337	$580,709	$269,926
Patents, trademarks, and other	327,079	242,502	301,883	219,735

	$906,672	$519,839	$882,592	$489,661

Unamortized intangible assets
Acquired in-process research and development	$143,000		$143,000
Trademarks	2,710		2,709

	$145,710		$145,709

Intangible amortization expense for the three months ended December 31, 2010 and 2009 was $11,734 and $12,161, respectively.

Note 11 — Derivative Instruments and Hedging Activities
The Company uses derivative instruments to mitigate certain exposures. The effects these derivative instruments and hedged items have on financial position, financial performance, and cash flows are provided below.
Foreign Currency Risks and Related Strategies
The Company has foreign currency exposures throughout Europe, Asia Pacific, Canada, Japan and Latin America. From time to time, the Company may partially hedge forecasted export sales denominated in foreign currencies using forward and option contracts, generally with one-year terms. The Company’s hedging program has been designed to mitigate exposures resulting from movements of the U.S. dollar, from the beginning of a reporting period, against other foreign currencies. The Company’s strategy is to offset the changes in the present value of future foreign currency revenue resulting from these movements with either gains or losses in the fair value of foreign currency derivative contracts. Forward contracts were used to hedge forecasted sales in fiscal year 2010. As of December 31, 2010, the Company has not entered into contracts to hedge cash flows in fiscal year 2011.
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

31, 2010 and September 30, 2010 were $1,532,574 and $1,776,046, respectively.
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
Changes in the fair value of the interest rate swaps designated as cash flow hedges (i.e., hedging the exposure to variability in expected future cash flows that is attributable to a particular risk) are offset by amounts recorded in Other comprehensive income (loss). If interest rate derivatives designated as cash flow hedges are terminated, the balance in Accumulated other comprehensive income (loss) attributable to those derivatives is reclassified into earnings over the remaining life of the hedged debt. The amount, related to terminated interest rate swaps, expected to be reclassified and recorded in Interest expense within the next 12 months is $996, net of tax.
As of both December 31, 2010 and September 30, 2010, the total notional amount of the Company’s outstanding interest rate swaps designated as fair value hedges was $200,000. The current year’s outstanding swap represents a fixed-to-floating rate swap agreement that was entered into to convert the interest payments on $200,000 in 4.55% notes, due April 15, 2013, from the fixed rate to a floating interest rate based on LIBOR. The Company had no outstanding interest rate swaps designated as cash flow hedges as of December 31, 2010.
Risk Exposures Not Hedged
The Company purchases resins, which are oil-based components used in the manufacture of certain products. While the Company has been able to hedge certain purchases of polyethylene, the Company does not currently use any hedges to manage the risk exposures related to other resins. Significant increases in world oil prices that lead to increases in resin purchase costs could impact future operating results. From time to time, the Company has managed price risks associated with other commodity purchases. The Company had no commodity forward contracts outstanding as of December 31, 2010.

Effects on Consolidated Balance Sheets
The location and amounts of derivative instrument fair values in the consolidated balance sheet are segregated below between designated, qualifying hedging instruments and ones that are not designated under for hedge accounting.

		September 30,
	December 31, 2010	2010
Asset derivatives-designated for hedge accounting
Interest rate swaps	$6,879	$8,609

Asset derivatives-undesignated for hedge accounting
Forward exchange contracts	$4,909	$32,392

Total asset derivatives (A)	$11,788	$41,001

Liability derivatives-undesignated for hedge accounting
Forward exchange contracts	$12,278	$21,265

Total liability derivatives (B)	$12,278	$21,265

(A)	All asset derivatives are included in Prepaid expenses, deferred taxes and other.

(B)	All liability derivatives are included in Accrued expenses.

Effects on Consolidated Statements of Income
Cash flow hedges
The location and amount of gains and losses on designated derivative instruments recognized in the consolidated statement of income for the three months ended December 31 consisted of:

Gain (Loss)
Gain (Loss)	Reclassified from
Recognized in OCI on	Accumulated OCI into
Derivatives	Location of Gain (Loss)	Income
Derivatives Accounted for as	Three Months Ended December	Reclassified from	Three Months Ended
Designated Cash Flow Hedging	31,	Accumulated OCI into	December 31,
Relationships	2010	2009	Income	2010	2009
Forward exchange contracts	$—	$5113	Revenues	$—	$(14,567)
Interest rate swaps	8,898	309	Interest expense	(451)	(498)
Commodity forward contracts	—	22	Cost of sales	—	(35)

Total	$8,898	$5,444	$(451)	$(15,100)

The Company’s designated derivative instruments are perfectly effective. As such, there were no gains or losses related to hedge ineffectiveness or amounts excluded from hedge effectiveness testing recognized immediately in income for the three-month period ending December 31, 2010. The gain recognized in other comprehensive income for the three months ended December 31, 2010 is attributable primarily to gains realized on interest rate swaps that were entered into in the first quarter of 2011 in anticipation of issuing $700,000 of 10-year 3.25% notes and $300,000 of 30-year 5.00% notes. These swaps were designated as hedges of the variability in interest payments attributable to changes in the benchmark interest rates against which the notes were priced. These swaps were terminated in November 2010, concurrent with the pricing of the notes. Realized gains on these swaps will be amortized over the life of the notes with an offset to interest expense.

Fair value hedge
The location and amount of gains or losses on the hedged fixed rate debt attributable to changes in the market interest rates and the offsetting gain (loss) on the related interest rate swaps were as follows:

	Gain/(Loss) on Swaps		Gain/(Loss) on Borrowings
	Three Months Ended		Three Months Ended
Income Statement	December 31,		December 31,
Classification	2010	2009	2010	2009
Other income (expense) (A)	$(1,730)	$(677)	$1,730	$677

(A)	Changes in the fair value of the interest rate swaps offset changes in the fair value of the fixed rate debt due to changes in market interest rates. There was no hedge ineffectiveness relating to this interest rate swaps.
Undesignated hedges
The location and amount of gains and losses recognized in income on derivatives not designated for hedge accounting were as follows:

		Amount of Gain (Loss) Recognized in Income on Derivatives
	Location of Gain (Loss)	Three Months Ended
Derivatives Not Designated as	Recognized in Income on	December 31,
Hedging Instruments	Derivatives	2010	2009
Forward exchange contracts (B)	Other income (expense)	$(17,501)	$(4,436)

(B)	The gains and losses on forward contracts and currency options utilized to hedge the intercompany transactional foreign exchange exposures are largely offset by gains and losses on the underlying hedged items in Other income (expense).

Note 12 — Financial Instruments and Fair Value Measurements
The fair values of financial instruments, including those not recognized on the statement of financial position at fair value, carried at December 31, 2010 and September 30, 2010 are classified in accordance with the fair value hierarchy in the tables below:

		Basis of Fair Value Measurement
	December 31,	Quoted Prices in	Significant
	2010	Active Markets	Other	Significant
	Carrying	for Identical	Observable	Unobservable
	Value	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)
Assets
Institutional money market investments	$450,148	$450,148	$—	$—
Forward exchange contracts	4,909	—	4,909	—
Interest rate swap	6,879	—	6,879	—

Total Assets	$461,936	$450,148	$11,788	$—

Liabilities
Forward exchange contracts	$12,278	$—	$12,278	$—
Long-term debt	2,485,019	—	2,606,531	—

Total Liabilities	$2,497,297	$—	$2,618,809	$—

		Basis of Fair Value Measurement
	September 30,	Quoted Prices in	Significant
	2010	Active Markets	Other	Significant
	Carrying	for Identical	Observable	Unobservable
	Value	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)
Assets
Institutional money market investments	$277,424	$277,424	$—	$—
Forward exchange contracts	32,392	—	32,392	—
Interest rate swap	8,609	—	8,609	—

Total Assets	$318,425	$277,424	$41,001	$—

Liabilities
Forward exchange contracts	$21,265	$—	$21,265	$—
Long-term debt	1,495,357	—	1,790,137	—

Total Liabilities	$1,516,622	$—	$1,811,402	$—

The Company’s institutional money market accounts permit daily redemption and the fair values of these investments are based upon the quoted prices in active markets provided by the holding financial institutions. The Company’s remaining cash equivalents were $799,207 and $938,565 at December 31, 2010 and September 30, 2010, respectively. Short-term investments are held to their maturities and are carried at cost, which approximates fair value. The cash equivalents consist of liquid investments with a maturity of three months or less and the short-term investments consist of instruments with maturities greater than three months and less than one year. The Company measures the fair value of forward exchange contracts and currency options using an income approach with significant observable inputs, specifically spot currency rates, market designated forward currency prices and a discount rate. The fair value of interest rate swaps are provided by the financial institutions that are counterparties to these arrangements. The fair value of long-term debt is based upon quoted prices in active markets for similar instruments.
The Company’s policy is to recognize any transfers into fair value measurement hierarchy levels and transfers out of levels at the beginning of each reporting period.There were no transfers in and out of Level 1, Level 2 or Level 3 measurements for the three months ended December 31, 2010.

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
Overview of Financial Results
First quarter revenues of $1.842 billion represented a decrease of 1.4% from the same period a year ago. Substantially all of this decline is due to volume decreases. Foreign exchange and price changes had a minimal impact on revenue growth in first quarter of 2011. First quarter revenue growth reflected an unfavorable comparison to the prior year’s quarter that included strong flu pandemic-related sales and U.S. stimulus orders. This unfavorable comparison lowered revenue growth for the quarter by approximately 4 percentage points. Sales in the United States of safety-engineered devices in the first quarter of 2011 were $284 million, representing a 3% decrease from the prior year’s period. First quarter U.S. safety revenue growth was unfavorably impacted by the aforementioned unfavorable comparison resulting from the strong flu pandemic-related sales in the prior year’s quarter. This unfavorable comparison lowered revenue growth in U.S. safety-engineered devices by approximately 9 percentage points. International sales of safety-engineered devices of $169 million in the first quarter of 2011 grew 9% above such sales in the prior year’s period, including an estimated $2 million, or 2%, favorable impact due to foreign currency translation. First quarter international safety revenue growth was negatively impacted by about 2 percentage points by the unfavorable comparison resulting from the strong flu pandemic-related sales in the prior year’s quarter.
Our financial condition continues to remain strong, with cash flows from continuing operating activities totaling $470 million in the first quarter of 2011. In November 2010, we issued $700 million of 10-year 3.25% notes and $300 million of 30-year 5.00% notes, as discussed further below. We continued to return value to our shareholders as we repurchased $837 million of our common stock and paid cash dividends of $93 million in the first quarter of 2011.
We face currency exposure each reporting period that arises from translating the results of our worldwide operations to the U.S. dollar at exchange rates that fluctuate from the beginning of such period. From time to time, we purchase forward contracts and options to partially protect against adverse foreign exchange rate movements. Gains or losses on our derivative instruments are largely offset by the gains or losses on the underlying hedged transactions. We do not enter into derivative instruments for trading or speculative purposes. As of December 31, 2010, we had not entered into contracts to hedge cash flows in fiscal year 2011. During the first quarter of 2011, revenues were unfavorably impacted by foreign translation currency due to the strengthening of the U.S. dollar against the Euro, partially offset by the weakening of the U.S. dollar against other currencies such as the Japanese Yen and Asia-Pacific currencies. The net unfavorable impact of foreign currency translation in the first quarter of 2011 substantially offset the favorable comparison of hedge losses recognized in the prior year’s quarter. For further discussion refer to Note 11 in the Notes to Condensed Consolidated Financial Statements.

The recently-enacted U.S. healthcare reform legislation contains certain tax provisions that will affect BD. The most significant impact is the medical device excise tax which imposes a 2.3% tax on certain U.S. sales of medical devices, beginning in January 2013. Sales of BD products that we estimate to be subject to this tax represented approximately 80% of BD’s total U.S. revenues in fiscal year 2010.
Results of Operations
Revenues
Refer to Note 6 in the Notes to Condensed Consolidated Financial Statements for segment financial data.
Medical Segment
First quarter revenues of $927 million represented a decrease of $44 million, or 4.5%, compared with the prior year’s quarter, including an estimated $2 million, or 0.2%, unfavorable impact due to foreign currency translation.
The following is a summary of first quarter Medical revenues by organizational unit:

	Three months ended December 31,
				Estimated
				Foreign
			Total	Exchange
(millions of dollars)	2010	2009	Change	Impact

Medical Surgical Systems	$513	$533	(3.8%)	0.9%
Diabetes Care	214	202	6.1%	—
Pharmaceutical Systems	200	236	(15.3%)	(2.9%)

Total Revenues	$927	$971	(4.5%)	(0.2%)

Medical revenue growth in the segment reflected an unfavorable comparison to the prior year period that included sales related to the H1N1 flu pandemic. This unfavorable comparison lowered Medical’s revenue growth by approximately 6 percentage points. Revenue growth in Diabetes Care products was primarily driven by continued strong sales of pen needles. This growth was more than offset by an unfavorable comparison of Pharmaceutical Systems first quarter revenues versus the prior-year period caused by strong sales from the H1N1 flu pandemic and the timing of certain orders in 2010. Global sales of safety-engineered products were $213 million, as compared with $221 million in the prior year’s quarter, and included an estimated $1 million favorable impact due to foreign currency translation.
Medical operating income for the first quarter was $276 million, or 29.7% of Medical revenues, compared with $303 million, or 31.2% of segment revenues, in the prior year’s quarter. Gross profit margin was slightly higher in the current quarter than the first quarter of 2010 due to relatively higher sales of products with higher gross margins and continued strength in manufacturing productivity, as well as favorable foreign currency translation. These favorable impacts on gross profit margin were partially offset by increases in certain raw material costs, higher pension costs allocated to the segment, higher manufacturing start-up costs as well as costs incurred related to the segment’s low-cost sustainability program. See further discussion on gross profit margin below. Selling and administrative expense as a percent of Medical revenues in the first quarter of 2011 was higher than the comparable amount in the first quarter of 2010, as the impact of favorable foreign currency translation was more than offset by higher pension costs. Research and development expenses for the quarter increased $5 million, or 17%, above the prior year’s period, reflecting increased investment in new products and platforms.
Diagnostics Segment
First quarter revenues of $602 million represented an increase of $6 million, or 1%, over the prior year’s quarter, including an estimated $2 million, or 0.4%, favorable impact due to foreign currency translation.
The following is a summary of first quarter Diagnostics revenues by organizational unit:

	Three months ended December 31,
				Estimated
				Foreign
			Total	Exchange
(millions of dollars)	2010	2009	Change	Impact

Preanalytical Systems	$313	$300	4.2%	0.3%
Diagnostic Systems	289	295	(2.1%)	0.5%

Total Revenues	$602	$595	1.0%	0.4%

Diagnostics segment growth reflected an unfavorable comparison to the prior year period that included strong sales related to the flu pandemic. This unfavorable comparison lowered Diagnostics’ revenue growth by approximately 2 percentage points. Segment revenue growth was primarily driven by solid growth in Preanalytical Systems safety-engineered products and Women’s Health and Cancer products in the Diagnostic Systems unit. Global sales of safety-engineered products in the Preanalytical Systems unit in the first quarter totaled $240 million, compared with $226 million in the prior year’s quarter, and included an estimated $1 million favorable impact due to foreign currency translation.
Diagnostics operating income for the first quarter was $161 million, or 26.8% of Diagnostics revenues, compared with $162 million, or 27.3% of segment revenues, in the prior year’s quarter. Gross profit margin was slightly higher in the current quarter than in the prior year’s quarter primarily due to relatively higher sales of products with higher gross margins, lower manufacturing start-up costs and favorable foreign currency translation. These favorable impacts on gross profit margin were partially offset by increases in certain raw material costs and higher pension costs. See further discussion on gross profit margin below. Selling and administrative expense as a percentage of Diagnostics revenues in the first quarter of 2011 was flat compared with the prior year’s period. Research and development expenses in the first quarter of 2011 increased $5 million, or 14% compared with the prior year’s period, reflecting increased investment in new products and platforms.

Biosciences Segment
First quarter revenues of $314 million represented an increase of $11 million, or 3.7%, over the prior year’s quarter, including an estimated $1 million, or 0.2%, favorable impact due to foreign currency translation.
The following is a summary of first quarter Biosciences revenues by organizational unit:

	Three months ended December 31,
				Estimated
				Foreign
			Total	Exchange
(millions of dollars)	2010	2009	Change	Impact

Cell Analysis	$241	$231	4.1%	(0.1%)
Discovery Labware	73	71	2.3%	1.1%

Total Revenues *	$314	$303	3.7%	0.2%

*	Amounts may not add due to rounding
Biosciences segment revenue growth reflected an unfavorable comparison to the prior year’s period that included strong sales from U.S. stimulus spending. This unfavorable comparison lowered Biosciences’ revenue growth by approximately 2 percentage points. Revenue growth was primarily driven by Cell Analysis instrument and reagent sales and Advanced Bioprocessing product sales in the Discovery Labware unit.
Biosciences operating income for the first quarter was $90 million, or 28.8% of Biosciences revenues, compared with $85 million, or 28.2% of segment revenues, in the prior year’s quarter. Gross profit margin was higher in the current quarter than the first quarter of 2010, reflecting relatively higher sales of products and services with higher gross margins, favorable manufacturing variances due to efficiency gains and favorable manufacturing costs. These favorable variances from the prior year’s period were partially offset by the increases in certain raw material costs, higher pension costs allocated to the segment and higher manufacturing start-up costs. See further discussion on gross profit margin below. Selling and administrative expense as a percent of Biosciences revenues for the quarter was lower compared with the prior year’s quarter, due to continued spending controls and favorable foreign currency translation. Research and development spending in the quarter increased $5 million, or 25% above the prior-year period, due to new product programs.
Geographic Revenues
Revenues in the United States for the first quarter of $829 million represented a decrease of $25 million, or 3%, compared with the prior year’s quarter. U.S. revenue growth rates for the Medical and Diagnostics segments in the U.S. reflected the unfavorable comparison resulting from flu pandemic-related sales in the prior year’s period, as previously discussed. Biosciences segment revenues in the U.S. reflected strong growth of instrument and reagent sales in the Cell Analysis unit, offset by the unfavorable comparison caused by the impact of U.S. stimulus-related orders in the prior year’s period. International revenues for the first quarter of $1.013 billion represented a decrease of $2 million, or 0.2%, over the prior year’s quarter, including an estimated $1 million, or 0.1%, favorable impact due to foreign currency translation. International revenues for the Medical and Diagnostics segments reflected the unfavorable comparison due to flu pandemic-related sales in the prior year’s period, offset by strong growth in emerging markets, including China and Latin America. Biosciences segment international revenue growth reflected increased instrument and reagent sales in Asia-Pacific and Latin America.
Gross Profit Margin
Gross profit margin was 53.0% for the first quarter, compared with 52.1% for the comparable prior-year period. Gross profit margin in the first quarter of 2011 as compared with the prior year’s period reflected an estimated favorable impact of 70 basis points from both foreign currency translation and the hedging of certain foreign currencies, in particular the Euro, as previously discussed above under “Overview of Financial Results.” Operating performance favorably impacted gross margin by 20 basis points compared with prior year. This resulted from increased sales of products with relatively higher gross margins and increased productivity, which were partially offset by increases in certain raw material costs, higher pension costs, higher manufacturing start-up costs as well as costs incurred related to the Medical segment’s low-cost sustainability program.
Selling and Administrative Expense
Selling and administrative expense was 24.3% of revenues for the first quarter, compared with 23.8% in the prior year’s period. Aggregate expenses for the first quarter reflected increased pension costs of $4 million and a $3 million increase in the deferred compensation liability, as further discussed below. Aggregate expenses also included $1 million related to our global enterprise resource planning initiative to update our business information systems. These increases were offset by a decrease in core spending of $4 million compared with the prior year’s period, as well as a favorable foreign exchange impact of $2 million.
Research and Development Expense
Research and development expense was $116 million, or 6.3% of revenues, for the first quarter, an increase of 17% compared with the prior year’s amount of $99 million, or 5.3% of revenues, reflecting increased spending for key programs in each of our segments.
Non-Operating Expense and Income
Interest income was $15 million in the first quarter compared with $9 million in the prior year’s period. The current quarter’s increase reflected the impact of higher investment levels as well as investment gains on assets related to our deferred compensation plan. The related increase in the deferred compensation plan liability was recorded as an increase in selling and administrative expenses. Interest expense was $16 million in the first quarter, compared with $13 million in the prior year’s period. This increase reflects higher levels of long-term fixed rate debt, partially offset by a benefit from higher levels of capitalized interest.
Income Taxes
The income tax rate was 23.0% for the first quarter, compared with the prior year’s rate of 28.1%. The decrease in the income tax rate in the first quarter compared with the prior year period’s rate reflected the favorable impact due to the timing of certain tax benefits. These benefits resulted from the retroactive extension of the U.S. research tax credit as well as a European restructuring transaction, both of which occurred in the first quarter of 2011.
Income from Continuing Operations and Diluted Earnings Per Share from Continuing Operations
Income from continuing operations and diluted earnings per share from continuing operations for the first quarter of 2011 were $314 million and $1.35, respectively. Income from continuing operations and diluted earnings per share from continuing operations for the prior year’s first quarter were $304 million and $1.25, respectively. The current quarter’s earnings reflected an estimated $0.04 overall net favorable impact of foreign exchange fluctuations.
Liquidity and Capital Resources
Cash generated from operations, along with available cash and cash equivalents, including proceeds from the first quarter debt issuance as further discussed below, is expected to be sufficient to fund our normal operating needs. Normal operating needs in fiscal year 2011 include capital expenditures, cash dividends and common stock repurchases. Net cash provided by continuing operating activities was $470 million during the first quarter of 2011, compared with $371 million in the same period in 2010. The current period change in operating assets and liabilities was a net use of cash and reflected higher inventory levels. Net cash provided by continuing operating activities in the first quarter 2010 was reduced by changes in the pension obligation resulting partially from discretionary cash contributions of approximately $175 million.
Net cash used for continuing investing activities for the first quarter of the current year was $567 million, compared with $141 million in the prior-year period. The increase in cash used for purchases of investments in the first quarter of 2011 reflected the extension of maturities of certain highly liquid investments beyond three months. Capital expenditures were $80 million in the first quarter of 2011 and $111 million in the same period in 2010. The prior year amount reflected the payment of $275 million of net cash relating to the HandyLab acquisition in the first quarter of fiscal year 2010.
On February 4, 2011, BD signed a definitive agreement to acquire Accuri Cytometers, Inc., an Ann Arbor, Michigan-based company that develops and manufactures personal flow cytometers for researchers. The acquisition is subject to regulatory approvals and is expected to close during the third quarter of fiscal year 2011.
Net cash provided by continuing financing activities for the first quarter of the current year was $136 million, compared with net cash used for continuing financing activities of $467 million in the prior-year period. For the first quarter of the current year, we repurchased approximately 10.3 million shares of our common stock for $837 million, compared with approximately 2.5 million shares of our common stock for $191 million in the prior-year period. Aggregate common stock repurchases are estimated to be approximately $1.5 billion for the full fiscal year 2011. At December 31, 2010, Board authorization to repurchase an additional 18.2 million common shares remained.
As of December 31, 2010, total debt of $2.7 billion represented 35.7% of total capital (shareholders’ equity, net non-current deferred income tax liabilities, and debt), versus 23.7% at September 30, 2010. Short-term debt decreased to 9% of total debt at the end of December 31, 2010, from 12% at September 30, 2010. On November 8, 2010, we issued $700 million of 10-year 3.25% notes and $300 million of 30-year 5.00% notes. The net proceeds from these issuances are expected to be used for general corporate purposes, which may include funding for working capital, capital expenditures, repurchases of our common stock and acquisitions.
We have in place a commercial paper borrowing program that is available to meet our short-term financing needs, including working capital requirements. Borrowings outstanding under this program were $200 million at December 31, 2010. We have available a $1 billion syndicated credit facility with an expiration date in December 2012. This credit facility, under which there were no borrowings outstanding at December 31, 2010, provides backup support for our commercial paper program and can also be used for other general corporate purposes. This credit facility includes a single financial covenant that requires BD to maintain an interest expense coverage ratio (ratio of earnings before income taxes, depreciation and amortization to interest expense) of not less than 5-to-1 for the most recent four consecutive fiscal quarters. On the last eight measurement dates, this ratio has ranged from 26-to-1 to 34-to-1. In addition, we have informal lines of credit outside the United States.
Government Receivables
Accounts receivable balances include sales to government-owned or government-supported healthcare facilities. Because these customers are government-owned or supported, we could be impacted by declines in sovereign credit ratings or by defaults in these countries. We continually evaluate all government receivables, particularly in Greece, Spain, Italy, and other parts of Western Europe, for potential collection risks associated with the availability of government funding and reimbursement practices.
In particular, we have experienced significant payment delays in Greece due to the government’s current liquidity issues that have affected its ability to process payments to suppliers within Greece’s national healthcare system. During the fourth quarter of fiscal year 2010, BD accepted a settlement agreement established by Greece’s government to repay all debts associated with its public hospitals’ suppliers incurred since 2005. Under the plan, suppliers will receive cash for debts incurred from 2005 through 2006 and zero-coupon bonds for debts incurred from 2007 through 2009. We believe the current reserves related to such sales are adequate and this concentration of credit risk is not expected to have a material adverse impact on our financial position or liquidity.
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
The following are some important factors that could cause our actual results to differ from our expectations in any forward-looking statements. For further discussion of certain of these factors, see Item IA. Risk factors in our 2010 Annual Report on Form 10-K.

•	The current conditions in the global economy and financial markets, and the potential adverse effect on the cost of operating our business, the demand for our products and services (particularly in countries where governments are the primary payers of healthcare expenses and research), or our ability to produce our products, including the impact on developing countries. Also, the increase in sovereign debt during the financial crisis as a result of governmental intervention in the world economy poses additional risks to the global financial system and economic recovery. We also sell to government-owned or government-supported healthcare facilities, and any adverse change in the availability of government funding in these countries, particularly in Western Europe, could create potential collection risks associated with such sales.
•	The consequences of the recently-enacted healthcare reform legislation in the United States, which implemented an excise tax on U.S. sales of certain medical devices, and which could result in reduced demand for our products, increased pricing pressures or otherwise adversely affect BD’s business.
•	Changes in domestic and foreign healthcare industry practices that result in a reduction in procedures using our products or increased pricing pressures, including the continued consolidation among healthcare providers and trends toward managed care and healthcare cost containment (including changes in reimbursement practices by third party payors).
•	Regional, national and foreign economic factors, including inflation, deflation, and fluctuations in interest rates and, in particular, foreign currency exchange rates, and the potential effect on our revenues, expenses, margins and credit ratings.
•	New or changing laws and regulations affecting our domestic and foreign operations, or changes in enforcement practices, including laws relating to trade, monetary and fiscal policies, taxation (including tax reforms that could adversely impact multinational corporations), sales practices, price controls, licensing and regulatory requirements for new products and products in the postmarketing phase. In particular, the U.S. and other countries may impose new requirements regarding registration, labeling or prohibited materials that may require us to re-register products already on the market or otherwise impact our ability to market our products. Environmental laws, particularly with respect to the emission of greenhouse gases, are also becoming more stringent throughout the world, which may increase our costs of operations or necessitate changes in our manufacturing plants or processes or those of our suppliers, or result in liability to BD.
•	Product efficacy or safety concerns regarding our products resulting in product recalls, regulatory action on the part of the U.S. Food and Drug Administration (FDA) or foreign counterparts, declining sales and product liability claims, particularly in light of the current regulatory environment, including increased enforcement activity by the FDA.
•	Competitive factors that could adversely affect our operations, including new product introductions (for example, new forms of drug delivery) by our current or future competitors, increased pricing pressure due to the impact of low-cost manufacturers as certain competitors have established manufacturing sites or have contracted with suppliers in low-cost manufacturing locations as a means to lower their costs, patents attained by competitors (particularly as patents on our products expire), and new entrants into our markets.

•	The effects of natural disasters, including pandemics, earthquakes, fire, wind or other destructive events, or the effects of climate change on our ability to manufacture our products (particularly where production of a product line is concentrated in one or more plants), or our ability to source materials or components from suppliers that are needed for such manufacturing.
•	Fluctuations in the cost and availability of oil-based resins and other raw materials, as well as certain sub-assemblies and finished goods, the ability to maintain favorable supplier arrangements and relationships (particularly with respect to sole-source suppliers), and the potential adverse effects of any disruption in the availability of such items.
•	Difficulties inherent in product development, including the potential inability to successfully continue technological innovation, complete clinical trials, obtain regulatory approvals in the United States and abroad, obtain coverage and adequate reimbursement for new products, or gain and maintain market approval of products, as well as the possibility of infringement claims by competitors with respect to patents or other intellectual property rights, all of which can preclude or delay commercialization of a product.
•	Fluctuations in the demand for products we sell to pharmaceutical companies that are used to manufacture, or are sold with, the products of such companies, as a result of funding constraints, consolidation or otherwise.
•	Fluctuations in U.S. and international governmental funding and policies for life sciences research.
•	Our ability to achieve our projected level or mix of product sales. Our earnings forecasts are generated based on projected volumes and sales of many product types, some of which are more profitable than others.
•	Our ability to implement our ongoing upgrade of our enterprise resource planning system, as any delays or deficiencies in the design and implementation of our upgrade could adversely affect our business.
•	Pending and potential future litigation or other proceedings adverse to BD, including antitrust claims, product liability claims, patent infringement claims, and the availability or collectibility of insurance relating to any such claims.
•	The effect of adverse media exposure or other publicity regarding BD’s business or operations, including the effect on BD’s reputation or demand for its products.
•	The effects, if any, of governmental and media activities regarding the business practices of group purchasing organizations, which negotiate product prices on behalf of their member hospitals with BD and other suppliers.
•	The effect of market fluctuations on the value of assets in BD’s pension plans and to actuarial interest rate and asset return assumptions, which could require BD to make additional contributions to the plans or increase our pension plan expense.

•	Political conditions in international markets, including civil unrest, terrorist activity, governmental changes, restrictions on the ability to transfer capital across borders and expropriation of assets by a government, particularly in light of the recent civil unrest in parts of the Middle East.
•	Our ability to penetrate developing and emerging markets, which also depends on economic and political conditions, and how well we are able to acquire or form strategic business alliances with local companies and make necessary infrastructure enhancements to production facilities, distribution networks, sales equipment and technology.
•	The effects, if any, of future healthcare reform in the countries in which we do business, including changes in government pricing and reimbursement policies or other cost containment reforms.
•	The impact of business combinations, including any volatility in earnings relating to acquired in-process research and development assets, and our ability to successfully integrate any business we may acquire.
•	Our ability to obtain the anticipated benefits of restructuring programs, if any, that we may undertake.
•	Issuance of new or revised accounting standards by the Financial Accounting Standards Board or the Securities and Exchange Commission.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in information reported since the end of the fiscal year ended September 30, 2010.
Item 4. Controls and Procedures
An evaluation was carried out by BD’s management, with the participation of BD’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of BD’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of December 31, 2010. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were, as of the end of the period covered by this report, effective and designed to ensure that material information relating to BD and its consolidated subsidiaries would be made known to them by others within these entities. There were no changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2010 identified in connection with the above referenced evaluation that have materially affected, or are reasonably likely to materially affect, BD’s internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
We are involved, both as a plaintiff and a defendant, in various legal proceedings which arise in the ordinary course of business, including product liability and environmental matters as set forth in our 2010 Annual Report on Form 10-K and in Note 5 of the Notes to Condensed Consolidated Financial Statements in this report. Since September 30, 2010, there have been no material developments with respect to the legal proceedings in which we are involved.
Item 1A. Risk Factors
     There have been no material changes from the risk factors disclosed in Part 1, Item 1A, of our Annual Report on Form 10-K for the 2010 fiscal year.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The table below sets forth certain information regarding our purchases of common stock of BD during the quarter ended December 31, 2010.
Issuer Purchases of Equity Securities

			Total Number of
			Shares Purchased	Maximum Number
			as Part of	of Shares that May
	Total Number of	Average Price	Publicly	Yet Be Purchased
For the three months ended	Shares Purchased	Paid per	Announced Plans	Under the Plans or
December 31, 2010	(1)	Share	or Programs (2)	Programs (2)

October 1 - 31, 2010	19	$75.82	—	28,585,594
November 1 - 30, 2010	3,996,361	$77.67	3,994,000	24,591,594
December 1 - 31, 2010	6,347,419	$83.02	6,344,300	18,247,294
Total	10,343,799	$80.95	10,338,300	18,247,294

(1)	Includes 4,158 shares purchased during the quarter in open market transactions by the trust relating to BD’s Deferred Compensation and Retirement Benefit Restoration Plan and 1996 Directors’ Deferral Plan, and 1,341 shares delivered to BD in connection with stock option exercises.

(2)	Repurchases of 7,585,594 shares were made pursuant to a repurchase program for 10 million shares announced on November 24, 2009. The remaining repurchases were made pursuant to a repurchase program covering 21 million shares authorized by the Board of Directors on September 28, 2010, for which there is no expiration date.

Item 3.  Defaults Upon Senior Securities
Not applicable.
Item 4.  Reserved
Not applicable.
Item 5.  Other Information
Not applicable.
Item 6.  Exhibits

Exhibit 31	Certifications of Chief Executive Officer and Chief Financial Officer, pursuant to SEC Rule 13a — 14(a).

Exhibit 32	Certifications of Chief Executive Officer and Chief Financial Officer, pursuant to Rule 13a — 14(b) and Section 1350 of Chapter 63 of Title 18 of the U.S. Code.

Exhibit 101	The following materials from this report, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Becton, Dickinson and Company
(Registrant)
Dated: February 8, 2011

/s/ David V. Elkins
David V. Elkins
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ William A. Tozzi
William A. Tozzi
Senior Vice President and Controller (Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibits

31	Certifications of Chief Executive Officer and Chief Financial Officer, pursuant to SEC Rule 13a — 14(a).

32	Certifications of Chief Executive Officer and Chief Financial Officer, pursuant to Rule 13a - 14(b) and Section 1350 of Chapter 63 of Title 18 of the U.S. Code.

101	The following materials from this report, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.