Form 10-Q
period 2011-03-31
BECTON DICKINSON & CO
filed 2011-05-04
CIK 10795

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Shares Outstanding as of March 31, 2011

Common stock, par value $1.00	218,751,720

BECTON, DICKINSON AND COMPANY
FORM 10-Q
For the quarterly period ended March 31, 2011

ITEM 1. FINANCIAL STATEMENTS
BECTON, DICKINSON AND COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
Thousands of dollars

	March 31,	September 30,
	2011	2010
	(Unaudited)
Assets

Current Assets:
Cash and equivalents	$748,588	$1,215,989
Short-term investments	1,109,832	528,206
Trade receivables, net	1,209,700	1,205,377
Inventories:
Materials	171,724	169,268
Work in process	252,365	225,878
Finished products	852,842	750,191

	1,276,931	1,145,337
Prepaid expenses, deferred taxes and other	511,579	410,341

Total Current Assets	4,856,630	4,505,250

Property, plant and equipment	6,789,566	6,532,062
Less allowances for depreciation and amortization	3,623,883	3,431,570

	3,165,683	3,100,492

Goodwill	866,260	763,961
Core and Developed Technology, Net	411,507	310,783
Other Intangibles, Net	273,625	227,857
Capitalized Software, Net	279,034	254,761
Other	491,484	487,590

Total Assets	$10,344,223	$9,650,694

Liabilities and Shareholders’ Equity

Current Liabilities:
Short-term debt	$241,431	$202,758
Payables and accrued expenses	1,337,480	1,468,915

Total Current Liabilities	1,578,911	1,671,673

Long-Term Debt	2,484,168	1,495,357

Long-Term Employee Benefit Obligations	905,998	899,109

Deferred Income Taxes and Other	276,085	149,975

Commitments and Contingencies	—	—

Shareholders’ Equity:
Common stock	332,662	332,662
Capital in excess of par value	1,723,267	1,624,768
Retained earnings	9,168,895	8,724,228
Deferred compensation	17,371	17,164
Common shares in treasury — at cost	(5,852,511)	(4,806,333)
Accumulated other comprehensive loss	(290,623)	(457,909)

Total Shareholders’ Equity	5,099,061	5,434,580

Total Liabilities and Shareholders’ Equity	$10,344,223	$9,650,694

See notes to condensed consolidated financial statements

BECTON, DICKINSON AND COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Thousands of dollars, except per share data
(Unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2011	2010	2011	2010
Revenues	$1,922,023	$1,799,409	$3,764,028	$3,668,227

Cost of products sold	920,589	864,492	1,786,020	1,758,816
Selling and administrative	441,942	421,076	889,897	866,749
Research and development	119,152	100,193	234,693	199,344

Total Operating Costs and Expenses	1,481,683	1,385,761	2,910,610	2,824,909

Operating Income	440,340	413,648	853,418	843,318

Interest income	14,564	9,652	29,786	18,441
Interest expense	(23,921)	(12,913)	(39,474)	(25,900)
Other (expense) income, net	(2,522)	164	(7,118)	(2,190)

Income From Continuing Operations Before Income Taxes	428,461	410,551	836,612	833,669

Income tax provision	117,399	125,517	211,273	244,542

Income From Continuing Operations	311,062	285,034	625,339	589,127

Income from Discontinued Operations, net	957	12,597	2,617	24,880

Net Income	$312,019	$297,631	$627,956	$614,007

Basic Earnings per Share:
Income from Continuing Operations	$1.41	$1.21	$2.79	$2.49
Income from Discontinued Operations	—	0.05	0.01	0.11

Basic Earnings per Share	$1.41	$1.26	$2.80	$2.60

Diluted Earnings per Share:
Income from Continuing Operations	$1.38	$1.18	$2.72	$2.43
Income from Discontinued Operations	—	0.05	0.01	0.10

Diluted Earnings per Share (A)	$1.38	$1.24	$2.74	$2.53

Dividends per Common Share	$0.410	$0.370	$0.820	$0.740

(A)	Total per share amounts may not add due to rounding.
See notes to condensed consolidated financial statements

BECTON, DICKINSON AND COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Thousands of dollars
(Unaudited)

	Six Months Ended
	March 31,
	2011	2010
Operating Activities
Net income	$627,956	$614,007
Less: Income from discontinued operations, net	2,617	24,880

Income from continuing operations	625,339	589,127
Adjustments to income from continuing operations to derive net cash provided by continuing operating activities, net of amounts acquired:
Depreciation and amortization	245,397	249,012
Share-based compensation	53,720	52,467
Deferred income taxes	27,030	14,125
Change in operating assets and liabilities	(285,068)	(154,406)
Pension obligation	33,489	(139,337)
Other, net	6,981	36,523

Net Cash Provided by Continuing Operating Activities	706,888	647,511

Investing Activities
Capital expenditures	(193,688)	(227,838)
Capitalized software	(33,720)	(50,369)
(Purchases) proceeds of investments, net	(566,688)	123,633
Acquisitions of businesses, net of cash acquired	(204,970)	(281,367)
Other, net	(24,930)	(34,591)

Net Cash Used for Continuing Investing Activities	(1,023,996)	(470,532)

Financing Activities
Change in short-term debt	36,787	(202,196)
Proceeds from long-term debt	991,265	—
Payments of debt	(14)	(49)
Repurchase of common stock	(1,057,791)	(450,000)
Excess tax benefits from payments under share-based compensation plans	19,133	17,591
Dividends paid	(182,866)	(174,232)
Issuance of common stock and other, net	37,996	31,258

Net Cash Used for Continuing Financing Activities	(155,490)	(777,628)

Discontinued Operations
Net cash provided by operating activities	780	39,024
Net cash used for investing activities	(88)	(1,759)

Net Cash Provided by Discontinued Operations	692	37,265

Effect of exchange rate changes on cash and equivalents	4,505	(172)

Net decrease in cash and equivalents	(467,401)	(563,556)

Opening Cash and Equivalents	1,215,989	1,394,244

Closing Cash and Equivalents	$748,588	$830,688

See notes to condensed consolidated financial statements

BECTON, DICKINSON AND COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Dollar and share amounts in thousands, except per share data
March 31, 2011
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

Note 3 — Comprehensive Income
Comprehensive income was comprised of the following:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2011	2010	2011	2010
Net Income	$312,019	$297,631	$627,956	$614,007
Other Comprehensive Income (Loss), Net of Tax
Foreign currency translation adjustments	175,338	(167,565)	136,610	(146,233)
Benefit plans adjustment	10,764	8,059	21,529	16,118
Unrealized gains on cash flow hedges, net of amounts realized	249	37,728	9,147	43,172

	186,351	(121,778)	167,286	(86,943)

Comprehensive Income	$498,370	$175,853	$795,242	$527,064

The gains recorded as foreign currency translation adjustments for the three and six months ended March 31, 2011 are mainly attributable to the strengthening of the Euro against the U.S. dollar during these periods.
Note 4 — Earnings per Share
The weighted average common shares used in the computations of basic and diluted earnings per share (shares in thousands) were as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2011	2010	2011	2010
Average common shares outstanding	220,894	235,325	224,528	236,353
Dilutive share equivalents from share-based plans	4,573	5,538	5,001	5,974

Average common and common equivalent shares outstanding — assuming dilution	225,467	240,863	229,529	242,327

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
On April 27, 2009, the Company entered into a settlement agreement with the Distributor Plaintiffs in these actions. The settlement agreement provided for, among other things, the payment by the Company of $45,000 in exchange for a release by all potential class members of the direct purchaser claims under federal antitrust laws related to the products and acts enumerated in the complaint, and a dismissal of the case with prejudice, insofar as it relates to direct purchaser claims. The release would not cover potential class members that affirmatively opt out of the settlement. On September 30, 2010, the court issued an order denying a motion to approve the settlement agreement, ruling that the Hospital Plaintiffs, and not the Distributor Plaintiffs, are the direct purchasers entitled to pursue damages under the federal antitrust laws for certain sales of BD products. The settlement agreement currently remains in effect, subject to certain termination provisions, and the Distributor Plaintiffs are seeking appellate review of the court’s order. The Company currently cannot estimate the range of reasonably possible losses with respect to these class action matters beyond the amount already reserved and changes to the amount already recognized may be required in the future as additional information becomes available.
In June 2007, Retractable Technologies, Inc. (“RTI”) filed a complaint against the Company under the caption Retractable Technologies, Inc. vs. Becton Dickinson and Company (Civil Action No. 2:07-cv-250, U.S. District Court, Eastern District of Texas). RTI alleges that the BD IntegraTM syringes infringe patents licensed exclusively to RTI. In its complaint, RTI also alleges that the Company engaged in false advertising with respect to certain of the Company’s safety-engineered products in violation of the Lanham Act; acted to exclude RTI from various product markets and to maintain its market share through, among other things, exclusionary contracts in violation of state and federal antitrust laws; and engaged in unfair competition. In January 2008, the court severed the patent and non-patent claims into separate cases, and stayed the non-patent claims during the pendency of the patent claims at the trial court level. RTI seeks money damages and injunctive relief. On April 1, 2008, RTI filed a complaint against BD under the caption Retractable Technologies, Inc. and Thomas J. Shaw v. Becton Dickinson and Company (Civil Action No.2:08-cv-141, U.S. District Court, Eastern District of Texas). RTI alleges that the BD IntegraTM syringes infringe another patent licensed exclusively to RTI. RTI seeks money damages and injunctive relief. On August 29, 2008, the court ordered the consolidation of the patent cases. On November 9, 2009, at a trial of these consolidated cases, the jury rendered a verdict in favor of RTI on all but one of its infringement claims, but did not find any willful infringement, and awarded RTI $5,000 in damages. On May 19, 2010, the court granted RTI’s motion for a permanent injunction against the continued sale by the Company of its BD IntegraTM products in their current form, but stayed the injunction for the duration of the Company’s appeal. At the same time, the court lifted a stay of RTI’s non-patent claims. The Company’s appeal of the jury verdict was heard by the Court of Appeals for the Federal Circuit on March 10, 2011. On March 15, 2011, the court granted in part and denied in part the Company’s motion to dismiss RTI’s antitrust claims, and permitted RTI to file an amended complaint to address the deficiencies in its original complaint. The trial on RTI’s antitrust and false advertising claims is scheduled to begin in January 2012. With respect to RTI’s antitrust and false advertising claims, the Company cannot estimate the range of reasonably possible losses as the proceedings are in the early stages and there are significant issues to be resolved.
On October 19, 2009, Gen-Probe Incorporated (“Gen-Probe”) filed a patent infringement action against BD in the U.S. District Court for the Southern District of California. The complaint alleges that the BD Viper™ and BD Viper™ XTR™ systems and BD ProbeTec™ specimen collection products infringe certain U.S. patents of Gen-Probe. On March 23, 2010, Gen-Probe filed a complaint, also in the U.S. District Court for the Southern District of California, alleging that the BD MaxTM instrument infringes Gen-Probe patents. The patents alleged to be infringed are a subset of the Gen-Probe patents asserted against the Company in the October 2009 suit. On June 8, 2010, the Court consolidated these cases. Gen-Probe is seeking monetary damages and injunctive relief. The Company currently cannot estimate the range of reasonably possible losses for this matter as the proceedings are in relatively early stages and there are significant issues to be resolved.
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

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2011	2010	2011	2010
Revenues (A)
Medical	$981,332	$921,633	$1,907,877	$1,892,303
Diagnostics	605,347	555,672	1,207,070	1,151,147
Biosciences	335,344	322,104	649,081	624,777

	$1,922,023	$1,799,409	$3,764,028	$3,668,227

Segment Operating Income
Medical	$287,313	$263,495	$562,910	$566,249
Diagnostics	155,866	143,685	317,029	306,086
Biosciences	95,237	97,230	185,701	182,696

Total Segment Operating Income	538,416	504,410	1,065,640	1,055,031
Unallocated Items (B)	(109,955)	(93,859)	(229,028)	(221,362)

Income from Continuing Operations Before Income Taxes	$428,461	$410,551	$836,612	$833,669

(A)	Intersegment revenues are not material.

(B)	Includes primarily interest, net; foreign exchange; corporate expenses; and share-based compensation expense.

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2011	2010	2011	2010
Revenues by Organizational Units
BD Medical
Medical Surgical Systems	$504,591	$481,264	$1,017,316	$1,014,439
Diabetes Care	207,759	187,986	421,642	389,507
Pharmaceutical Systems	268,982	252,383	468,919	488,357

	$981,332	$921,633	$1,907,877	$1,892,303

BD Diagnostics
Preanalytical Systems	$306,239	$287,670	$618,868	$587,837
Diagnostic Systems	299,108	268,002	588,202	563,310

	$605,347	$555,672	$1,207,070	$1,151,147

BD Biosciences
Cell Analysis	$255,516	$242,475	$496,259	$473,812
Discovery Labware	79,828	79,629	152,822	150,965

	$335,344	$322,104	$649,081	$624,777

	$1,922,023	$1,799,409	$3,764,028	$3,668,227

Revenues by the geographic areas were as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2011	2010	2011	2010
Total Revenues
United States	$829,181	$791,759	$1,657,783	$1,645,176
International	1,092,842	1,007,650	2,106,245	2,023,051

	$1,922,023	$1,799,409	$3,764,028	$3,668,227

Note 7 — Share-Based Compensation
The Company grants share-based awards under the 2004 Employee and Director Equity-Based Compensation Plan (the “2004 Plan”), which provides long-term incentive compensation to employees and directors. The Company believes such awards align the interests of its employees and directors with those of its shareholders.
The fair value of share-based payments is recognized as compensation expense in net income. For the three months ended March 31, 2011 and 2010, compensation expense charged to income was $19,639 and $17,147, respectively. For the six months ended March 31, 2011 and 2010, compensation expense was $53,720 and $52,467, respectively. Share-based compensation attributable to discontinued operations was not material.
The amount of unrecognized compensation expense for all non-vested share-based awards as of March 31, 2011 was approximately $140,258, which is expected to be recognized over a weighted-average remaining life of approximately 2.4 years.
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

Net pension and postretirement cost included the following components for the three months ended March 31:

			Other Postretirement
	Pension Plans		Benefits
	2011	2010	2011	2010
Service cost	$22,749	$18,398	$1,445	$1,254
Interest cost	23,100	22,940	3,283	3,551
Expected return on plan assets	(25,384)	(25,156)	—	—
Amortization of prior service (credit) cost	(268)	(270)	(172)	1
Amortization of loss	13,786	10,492	1,115	855
Curtailment/settlement loss	1,083	—	—	—

Net pension and postretirement cost	$35,066	$26,404	$5,671	$5,661

Net pension and postretirement cost included the following components for the six months ended March 31:

			Other Postretirement
	Pension Plans		Benefits
	2011	2010	2011	2010
Service cost	$45,653	$36,711	$2,918	$2,503
Interest cost	46,358	45,776	6,567	7,095
Expected return on plan assets	(50,941)	(50,198)	—	—
Amortization of prior service (credit) cost	(538)	(540)	(344)	2
Amortization of loss	27,667	20,938	2,232	1,704
Curtailment/settlement loss	1,083	—	—	—

Net pension and postretirement cost	$69,282	$52,687	$11,373	$11,304

Postemployment benefit costs for the three months ended March 31, 2011 and 2010 were $6,793 and $5,467, respectively. For the six months ended March 31, 2011 and 2010, postemployment benefit costs were $13,587 and $10,934, respectively.
Note 9 — Acquisition
On March 18, 2011, the Company acquired 100% of the outstanding shares of Accuri Cytometers, Inc. (“Accuri”), a company that develops and manufactures personal flow cytometers for researchers. The acquisition-date fair value of consideration transferred totaled $204,970, net of $3,112 in cash acquired.
The Company intends for this acquisition to expand its presence into the emerging affordable personal flow cytometer space. The acquisition is also expected to help expand the use of flow technology by researchers in developing regions where ease of use is critical, as well as by researchers in scientific disciplines that have not traditionally used flow cytometry, such as environmental studies.

The acquisition was accounted for under the acquisition method of accounting for business combinations and Accuri’s results of operations were included in the Biosciences segment’s results from the acquisition date. Pro forma information is not provided as the acquisition did not have a material effect on the Company’s consolidated results. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date. These fair values are based upon the information available as of March 31, 2011 and may be adjusted should further information regarding events or circumstances existing at the acquisition date become available.

Developed technology	$111,500
Acquired in-process research and development	42,300
Other intangibles	2,850
Deferred tax assets	10,442
Other	8,294

Total identifiable assets acquired	175,386

Deferred tax liabilities	(59,869)
Other	(4,728)

Total liabilities assumed	(64,597)

Net identifiable assets acquired	110,789

Goodwill	94,181

Net assets acquired	$204,970

The acquired in-process research and development asset of $42,300 represents development of the personal flow cytometry technology that will enable its use in the clinical market. The fair value of this project was determined based on the present value of projected cash flows utilizing an income approach reflecting an appropriate risk-adjusted discount rate based on the applicable technological and commercial risk of the project.
The $94,181 of goodwill was allocated to the Biosciences segment. Goodwill typically results through expected synergies from combining operations of an acquiree and an acquirer as well as from intangible assets that do not qualify for separate recognition. The goodwill recognized as a result of this acquisition includes, among other things, the value of broadening the Company’s potential market for flow cytometry technology. No portion of this goodwill will be deductible for tax purposes. The Company recognized $900 of acquisition-related costs that were expensed in the current year-to-date period and reported in the Consolidated Statements of Income as Selling and administrative.
Note 10 — Divestitures
In the fourth quarter of fiscal year 2010, the Company sold the Ophthalmic Systems unit and the surgical blades, critical care and extended dwell catheter product platforms for $270,000. The Company recognized a pre-tax gain on sale from all of these divestitures of $140,610. The results of operations associated with the Ophthalmic Systems unit, surgical blade platform and critical care platform are reported as discontinued operations for all periods presented in the accompanying Consolidated Statements of Income and Cash Flows and related disclosures. The

Company agreed to perform contract manufacturing for a defined period after the sale of the extended dwell catheter product platform and due to this significant continuing involvement in operations, the associated results of operations are reported within continuing operations.
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
Results of discontinued operations were as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2011	2010	2011	2010
Revenues	$119	$45,578	$3,007	$94,056

Income from discontinued operations before income taxes	1,334	16,698	3,218	33,598
Less income tax provision	377	4,101	601	8,718

Income from discontinued operations, net	$957	$12,597	$2,617	$24,880

Note 11 —Intangible Assets
Intangible assets consisted of:

	March 31, 2011		September 30, 2010
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Amortized intangible assets
Core and developed technology	$707,408	$295,901	$580,709	$269,926
Patents, trademarks, and other	313,633	228,023	301,883	219,735

	$1,021,041	$523,924	$882,592	$489,661

Unamortized intangible assets
Acquired in-process research and development	$185,300		$143,000
Trademarks	2,715		2,709

	$188,015		$145,709

Intangible amortization expense for the three months ended March 31, 2011 and 2010 was $12,701 and $11,911, respectively. Intangible amortization expense for the six months ended March 31, 2011 and 2010 was $24,435 and $24,072, respectively.

Note 12 — Derivative Instruments and Hedging Activities
The Company uses derivative instruments to mitigate certain exposures. The effects these derivative instruments and hedged items have on financial position, financial performance, and cash flows are provided below.
Foreign Currency Risks and Related Strategies
The Company has foreign currency exposures throughout Europe, Asia Pacific, Canada, Japan and Latin America. From time to time, the Company may partially hedge forecasted export sales denominated in foreign currencies using forward and option contracts, generally with one-year terms. The Company’s hedging program has been designed to mitigate exposures resulting from movements of the U.S. dollar, from the beginning of a reporting period, against other foreign currencies. The Company’s strategy is to offset the changes in the present value of future foreign currency revenue resulting from these movements with either gains or losses in the fair value of foreign currency derivative contracts. Forward contracts were used to hedge forecasted sales in fiscal year 2010. As of March 31, 2011, the Company has not entered into contracts to hedge cash flows in fiscal year 2011.
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

March 31, 2011 and September 30, 2010 were $1,658,389 and $1,776,046, respectively.
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
As of both March 31, 2011 and September 30, 2010, the total notional amount of the Company’s outstanding interest rate swaps designated as fair value hedges was $200,000. The current year’s outstanding swap represents a fixed-to-floating rate swap agreement that was entered into to convert the interest payments on $200,000 in 4.55% notes, due April 15, 2013, from the fixed rate to a floating interest rate based on LIBOR. The Company had no outstanding interest rate swaps designated as cash flow hedges as of March 31, 2011.
Risk Exposures Not Hedged
The Company purchases resins, which are oil-based components used in the manufacture of certain products. While the Company has been able to hedge certain purchases of polyethylene, the Company does not currently use any hedges to manage the risk exposures related to other resins. Significant increases in world oil prices that lead to increases in resin purchase costs could impact future operating results. From time to time, the Company has managed price risks associated with other commodity purchases. The Company had no commodity forward contracts outstanding as of March 31, 2011.

Effects on Consolidated Balance Sheets
The location and amounts of derivative instrument fair values in the consolidated balance sheet are segregated below between designated, qualifying hedging instruments and ones that are not designated under for hedge accounting.

	March 31, 2011	September 30, 2010
Asset derivatives-designated for hedge accounting
Interest rate swaps	$5,838	$8,609

Asset derivatives-undesignated for hedge accounting
Forward exchange contracts	$17,835	$32,392

Total asset derivatives (A)	$23,673	$41,001

Liability derivatives-undesignated for hedge accounting
Forward exchange contracts	$8,230	$21,265

Total liability derivatives (B)	$8,230	$21,265

(A)	All asset derivatives are included in Prepaid expenses, deferred taxes and other.

(B)	All liability derivatives are included in Accrued expenses.

Effects on Consolidated Statements of Income
Cash flow hedges
The location and amount of gains and losses on designated derivative instruments recognized in the consolidated statement of income for the three months ended March 31 consisted of:

Gain (Loss)
Gain (Loss)	Reclassified from
Recognized in OCI on	Accumulated OCI into
Derivatives	Location of Gain (Loss)	Income
Derivatives Accounted for as	Three Months Ended March	Reclassified from	Three Months Ended
Designated Cash Flow Hedging	31,	Accumulated OCI into	March 31,
Relationships	2011	2010	Income	2011	2010
Forward exchange contracts	$—	$37,419	Revenues	$—	$(26,631)
Interest rate swaps	249	309	Interest expense	(401)	(499)

Total	$249	$37,728	$(401)	$(27,130)

The location and amount of gains and losses on designated derivative instruments recognized in the consolidated statement of income for the six months ended March 31 consisted of:

Gain (Loss)
Gain (Loss)	Reclassified from
Recognized in OCI on	Accumulated OCI into
Derivatives	Location of Gain (Loss)	Income
Derivatives Accounted for as	Six Months Ended March	Reclassified from	Six Months Ended
Designated Cash Flow Hedging	31,	Accumulated OCI into	March 31,
Relationships	2011	2010	Income	2011	2010
Forward exchange contracts	$—	$42,532	Revenues	$—	$(41,198)
Interest rate swaps	9,147	618	Interest expense	(853)	(996)
Commodity forward contracts	—	22	Cost of sales	—	(35)

Total	$9,147	$43,172	$(853)	$(42,229)

The Company’s designated derivative instruments are perfectly effective. As such, there were no gains or losses, related to hedge ineffectiveness and amounts excluded from hedge effectiveness testing, recognized immediately in income for the three-month and six-month periods ending March 31, 2011. The gain recognized in other comprehensive income for the six-month period ended March 31, 2011 is attributable primarily to gains realized on interest rate swaps that were entered into in the first quarter of 2011 in anticipation of issuing $700,000 of 10-year 3.25% notes and $300,000 of 30-year 5.00% notes. These swaps were designated as hedges of the variability in interest payments attributable to changes in the benchmark interest rates against which the notes were priced. These swaps were terminated in November 2010, concurrent with the pricing of the notes. Realized gains on these swaps will be amortized over the life of the notes with an offset to interest expense.

Fair value hedges
The location and amount of gains or losses on the hedged fixed rate debt attributable to changes in the market interest rates and the offsetting gain (loss) on the related interest rate swaps were as follows:

	Gain/(Loss) on Swaps				Gain/(Loss) on Borrowings
	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
Income Statement	March 31,		March 31,		March 31,		March 31,
Classification	2011	2010	2011	2010	2011	2010	2011	2010
Other income (expense) (A)	$(1,041)	$2,366	$(2,771)	$1,689	$1,041	$(2,366)	$2,771	$(1,689)

(A)	Changes in the fair value of the interest rate swaps offset changes in the fair value of the fixed rate debt due to changes in market interest rates. There was no hedge ineffectiveness relating to these interest rate swaps.
Undesignated hedges
The location and amount of gains and losses recognized in income on derivatives not designated for hedge accounting were as follows:

		Amount of Gain (Loss) Recognized in Income on Derivatives
	Location of Gain (Loss)	Three Months Ended		Six Months Ended
Derivatives Not Designated as	Recognized in Income on	March 31,		March 31,
Hedging Instruments	Derivatives	2011	2010	2011	2010
Forward exchange contracts (B)	Other income (expense)	$25,644	$(21,158)	$8,143	$(25,594)

(B)	The gains and losses on forward contracts and currency options utilized to hedge the intercompany transactional foreign exchange exposures are largely offset by gains and losses on the underlying hedged items in Other income (expense).

Note 13 — Financial Instruments and Fair Value Measurements
The fair values of financial instruments, including those not recognized on the statement of financial position at fair value, carried at March 31, 2011 and September 30, 2010 are classified in accordance with the fair value hierarchy in the tables below:

		Basis of Fair Value Measurement
	March 31,	Quoted Prices in	Significant
	2011	Active Markets	Other	Significant
	Carrying	for Identical	Observable	Unobservable
	Value	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)
Assets
Institutional money market investments	$149,624	$149,624	$—	$—
Forward exchange contracts	17,835	—	17,835	—
Interest rate swaps	5,838	—	5,838	—

Total Assets	$173,297	$149,624	$23,673	$—

Liabilities
Forward exchange contracts	$8,230	$—	$8,230	$—
Long-term debt	2,484,168	—	2,567,925	—

Total Liabilities	$2,492,398	$—	$2,576,155	$—

		Basis of Fair Value Measurement
	September 30,	Quoted Prices in	Significant
	2010	Active Markets	Other	Significant
	Carrying	for Identical	Observable	Unobservable
	Value	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)
Assets
Institutional money market investments	$277,424	$277,424	$—	$—
Forward exchange contracts	32,392	—	32,392	—
Interest rate swap	8,609	—	8,609	—

Total Assets	$318,425	$277,424	$41,001	$—

Liabilities
Forward exchange contracts	$21,265	$—	$21,265	$—
Long-term debt	1,495,357	—	1,790,137	—

Total Liabilities	$1,516,622	$—	$1,811,402	$—

The Company’s institutional money market accounts permit daily redemption and the fair values of these investments are based upon the quoted prices in active markets provided by the holding financial institutions. The Company’s remaining cash equivalents were $598,964 and $938,565 at March 31, 2011 and September 30, 2010, respectively. Short-term investments are held to their maturities and are carried at cost, which approximates fair value. The cash equivalents consist of liquid investments with a maturity of three months or less and the short-term investments consist of instruments with maturities greater than three months and less than one year. The Company measures the fair value of forward exchange contracts and currency options using an income approach with significant observable inputs, specifically spot currency rates, market designated forward currency prices and a discount rate. The fair value of interest rate swaps are provided by the financial institutions that are counterparties to these arrangements. The fair value of long-term debt is based upon quoted prices in active markets for similar instruments.
The Company’s policy is to recognize any transfers into fair value measurement hierarchy levels and transfers out of levels at the beginning of each reporting period. There were no transfers in and out of Level 1, Level 2 or Level 3 measurements for the three and six months ended March 31, 2011.

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
Overview of Financial Results
Second quarter revenues of $1.922 billion represented an increase of 6.8% from the same period a year ago, and reflected volume increases of just over 5% and favorable foreign currency translation of 2%, partially offset by price decreases of less than 1%. Second quarter revenue growth reflected an unfavorable comparison to the prior year’s quarter that included strong H1N1 flu pandemic sales, supplemental spending in Japan and U.S. stimulus orders. We estimate that this unfavorable comparison lowered revenue growth for the quarter by approximately 2 percentage points. Sales in the United States of safety-engineered devices in the second quarter of 2011 were $264 million, representing an increase of less than 1% from the prior year’s period. International sales of safety-engineered devices of $178 million in the second quarter of 2011 grew 20% above such sales in the prior year’s period, including an estimated $8 million, or 6%, favorable impact due to foreign currency translation. International safety-engineered device revenue growth continues to be driven by double-digit growth in the Medical segment, with the largest growth in emerging markets, including China and Latin America.
Our financial condition continues to remain strong, with cash flows from continuing operating activities totaling $707 million in the first six months of 2011. In March 2011, we completed the acquisition of Accuri Cytometers, Inc. (“Accuri”), an Ann Arbor, Michigan-based company that develops and manufactures personal flow cytometers for researchers. For further discussion of this acquisition, refer to Note 9 in the Notes to Condensed Consolidated Financial Statements. In November 2010, we issued $700 million of 10-year 3.25% notes and $300 million of 30-year 5.00% notes, as discussed further below. Also, we continued to return value to our shareholders as we repurchased $1.058 billion of our common stock and paid cash dividends of $183 million in the first six months of 2011.
We face currency exposure each reporting period that arises from translating the results of our worldwide operations to the U.S. dollar at exchange rates that fluctuate from the beginning of such period. From time to time, we purchase forward contracts and options to partially protect against adverse foreign exchange rate movements. Gains or losses on our derivative instruments are largely offset by the gains or losses on the underlying hedged transactions. We do not enter into derivative instruments for trading or speculative purposes. As of March 31, 2011, we had not entered into contracts to hedge cash flows in fiscal year 2011.

The favorable net impact of foreign currency on revenues for the quarter reflected favorable foreign currency translation and a favorable comparison resulting from hedge losses recognized in the prior year’s period. For further discussion of the hedge losses recognized in the prior year’s period, refer to Note 12 in the Notes to Condensed Consolidated Financial Statements.
The results for the second quarter and six-month period ending March 31, 2011 were unfavorably impacted by the earthquake and tsunami in Japan. However, order volumes for BD products in Japan have now returned to normal levels. Our manufacturing plant in Fukushima sustained some earthquake-related damage, but the prepared plated media manufacturing lines were recently restarted, and manufacturing of BD HypakTM Prefillable Syringes is expected to resume during the third fiscal quarter of 2011. Our Fukushima distribution center and an additional distribution center near Tokyo are in operation. We estimate the unfavorable impact of these natural disasters on our revenues in the second fiscal quarter of 2011 was less than $10 million. For the total fiscal year 2011, we anticipate these events to have an aggregate unfavorable impact of $10 to $20 million on revenues, or about $0.05 diluted earnings per share from continuing operations.
The recently-enacted U.S. healthcare reform legislation contains certain tax provisions that will affect BD. The most significant impact is the medical device excise tax which imposes a 2.3% tax on certain U.S. sales of medical devices, beginning in January 2013. Sales of BD products that we estimate to be subject to this tax represented approximately 80% of BD’s total U.S. revenues in fiscal year 2010. This legislation also included a tax provision that eliminated the employer deduction of the Medicare Part D retiree drug subsidy and, as a result, we recorded a charge of $8.9 million, or $0.04 diluted earnings per share from continuing operations, in the second fiscal quarter of 2010.
Results of Operations
Revenues
Refer to Note 6 in the Notes to Condensed Consolidated Financial Statements for segment financial data.
Medical Segment
Second quarter revenues of $981 million represented an increase of $60 million, or 6.5%, compared with the prior year’s quarter, including an estimated $15 million, or 2%, favorable impact due to foreign currency translation.

The following is a summary of second quarter revenues by organizational unit:

	Three months ended March 31,
				Estimated
				Foreign
			Total	Exchange
(millions of dollars)	2011	2010	Change	Impact

Medical Surgical Systems	$505	$481	4.8%	2.5%
Diabetes Care	208	188	10.5%	2.4%
Pharmaceutical Systems	269	252	6.6%	(0.7)%

Total Revenues*	$981	$922	6.5%	1.6%

*	Amounts may not add due to rounding
Medical revenues reflected strong growth of Diabetes Care revenues, which was primarily attributable to pen needle sales. Segment growth was also aided by strong sales in the Pharmaceutical Systems unit, as well as international safety-engineered product sales. Medical revenue growth reflected an unfavorable comparison to the prior year period that included strong sales related to the H1N1 flu pandemic. We estimate that this unfavorable comparison lowered Medical’s revenue growth by approximately 2 percentage points. Global sales of safety-engineered products were $205 million, as compared with $194 million in the prior year’s quarter, and included an estimated $4 million favorable impact due to foreign currency translation. For the six-month period ended March 31, 2011, global sales of safety-engineered products were $418 million, as compared with $415 million in the prior year’s period, and included an estimated $5 million favorable impact due to foreign currency translation. Total Medical revenues for the six-month period ended March 31, 2011 increased by 1% from the prior-year six-month period, primarily as a result of the favorable impact from foreign currency translation.
Medical operating income for the second quarter was $287 million, or 29.3% of Medical revenues, compared with $263 million, or 28.6% of segment revenues, in the prior year’s quarter. Gross profit margin was higher in the current quarter than the second quarter of 2010 due to increased sales of products with relatively higher gross margins and continued strength in manufacturing productivity, and lower manufacturing start-up costs, as well as net favorable foreign currency translation. These favorable impacts on gross profit margin were partially offset by increases in certain raw material costs and higher pension costs allocated to the segment. See further discussion on gross profit margin below. Selling and administrative expense as a percent of Medical revenues in the second quarter of 2011 was lower than the comparable percent in the second quarter of 2010, primarily due to continued spending controls and favorable foreign currency translation, partially offset by higher pension costs. Research and development expenses for the quarter increased $6 million, or 18% above the prior year’s period, reflecting increased investment in new products and platforms. Segment operating income for the six-month period was $563 million, or 29.5% of Medical revenues, compared with $566 million, or 29.9% in the prior year’s period.

Diagnostics Segment
Second quarter revenues of $605 million represented an increase of $50 million, or 9%, over the prior year’s quarter, including an estimated $13 million, or approximately 2%, favorable impact due to foreign currency translation.
The following is a summary of second quarter revenues by organizational unit:

	Three months ended March 31,
				Estimated
				Foreign
			Total	Exchange
(millions of dollars)	2011	2010	Change	Impact

Preanalytical Systems	$306	$288	6.5%	2.1%
Diagnostic Systems	299	268	11.6%	2.6%

Total Revenues	$605	$556	8.9%	2.4%

Diagnostics revenue growth reflected solid growth in sales of Preanalytical Systems safety-engineered products. Segment revenue also reflected strong growth in the Diagnostic Systems unit’s infectious disease platforms, primarily MRSA and C-Difficile, as well as growth in sales of TriPath instruments outside the United States. Global sales of safety-engineered products in the Preanalytical Systems unit totaled $237 million, compared with $218 million in the prior year’s quarter, and included an estimated $5 million favorable impact due to foreign currency translation. For the six-month period ended March 31, 2011, global sales of safety-engineered products in the Preanalytical Systems unit were $476 million as compared with $444 million in the prior year’s period, and included an estimated $6 million favorable impact due to foreign currency translation. Total Diagnostics revenues for the six-month period ended March 31, 2011 increased by 5% from the prior-year six-month period, including an estimated 1% favorable impact from foreign currency translation.
Diagnostics operating income for the second quarter was $156 million, or 25.7% of Diagnostics revenues, compared with $144 million, or 25.9% of segment revenues, in the prior year’s quarter. Gross profit margin was slightly lower in the current quarter compared with the prior year’s quarter due to increases in certain raw material costs and higher pension costs, offset in part by increased sales of products with relatively higher gross margins, lower manufacturing start-up costs and net favorable foreign currency translation. See further discussion on gross profit margin below. Selling and administrative expense as a percentage of Diagnostics revenues in the second quarter of 2011 was slightly lower than the comparable percent in the second quarter of 2010 due to continued spending controls and favorable foreign currency translation. Research and development expenses in the second quarter of 2011 increased $5 million, or 14% compared with the prior year’s period, reflecting increased investment in new products and platforms. Segment operating income for the six-month period was $317 million, or 26.3% of Diagnostics revenues, compared with $306 million, or 26.6% in the prior year’s period.

Biosciences Segment
Second quarter revenues of $335 million represented an increase of $13 million, or 4%, over the prior year’s quarter, including an estimated $12 million, or 4%, favorable impact due to foreign currency translation.
The following is a summary of second quarter revenues by organizational unit:

	Three months ended March 31,
				Estimated
				Foreign
			Total	Exchange
(millions of dollars)	2011	2010	Change	Impact

Cell Analysis	$256	$242	5.4%	3.7%
Discovery Labware	80	80	0.2%	3.5%

Total Revenues *	$335	$322	4.1%	3.7%

*	Amounts may not add due to rounding
Biosciences’ revenue growth reflected an unfavorable comparison to the prior year’s period that included strong sales from U.S. stimulus spending and supplemental spending in Japan. We estimate that this unfavorable comparison lowered Biosciences’ revenue growth by approximately 8 percentage points. We also estimate that the recent earthquake and tsunami that occurred in Japan also unfavorably impacted revenue growth by approximately 3 percentage points. Revenue growth of the segment was primarily driven by instrument and reagent sales in the Cell Analysis unit. For the six-month period ended March 31, 2011, total Biosciences revenues increased by 4% from the prior-year six-month period, including an estimated 2% favorable impact from foreign currency translation.
Biosciences operating income for the second quarter was $95 million, or 28.4% of Biosciences revenues, compared with $97 million, or 30.2% of segment revenues, in the prior year’s quarter. Gross profit margin, as a percent of Biosciences revenue, was slightly lower in the current quarter than the second quarter of 2010 primarily due to increases in certain raw material costs, higher pension costs allocated to the segment and unfavorable sales mix in the Discovery Labware business. Gross profit margin in the current quarter was also unfavorably impacted by the effects of the earthquake and tsunami in Japan. These unfavorable variances from the prior year’s period were partially offset by increased sales of products and services with relatively higher gross margins, favorable manufacturing costs and net favorable foreign currency translation. See further discussion on gross profit margin below. Selling and administrative expense as a percent of Biosciences revenues for the quarter increased compared with the prior year’s quarter, reflecting Accuri acquisition costs, partially offset by continued spending controls and favorable foreign currency translation. Research and development spending in the quarter increased $5 million, or 20% above the prior-year period, reflecting increased investment in new products and platforms. Segment operating income for the six-month period was $186 million, or 28.6% of Biosciences revenues, compared with $183 million, or 29.2% in the prior year’s period.

Geographic Revenues
Revenues in the United States for the second quarter of $829 million represented an increase of $37 million, or 5%, over the prior year’s quarter. U.S. Medical revenues reflected strong sales of pen needles and Pharmaceutical Systems products, offset by weaker sales in the Medical Surgical Systems unit. U.S. Diagnostics revenue growth was driven by increased infectious disease testing. Biosciences revenue growth in the United States reflected an unfavorable comparison to the prior year’s period which included U.S. stimulus spending. Revenue growth in Biosciences was driven by the Cell Analysis unit, partially offset by weaker sales of Discovery Labware products.
International revenues for the second quarter of $1.093 billion represented an increase of $85 million, or 8.5%, over the prior year’s quarter, including an estimated $39 million, or 4%, favorable impact due to foreign currency translation. International revenue growth was unfavorably impacted by an estimated 2 percentage points due to an unfavorable comparison to the prior year, which included strong sales related to the H1N1 flu pandemic and supplemental spending in Japan. We experienced solid growth in both the Medical and Diagnostics segments. Biosciences revenue growth was 5% for the quarter and included an estimated 6% favorable impact due to foreign currency translation. International revenue growth in the Biosciences segment reflected an unfavorable impact of an estimated 16 percentage points resulting from both the unfavorable comparison to the prior year’s period which included supplemental spending in Japan, and the impact of the natural disasters in Japan.
Gross Profit Margin
Gross profit margin was 52.1% for the second quarter, compared with 52.0% for the comparable prior-year period. Gross profit margin in the second quarter of 2011 as compared with the prior year’s period reflected an estimated net favorable impact of 40 basis points relating to foreign currency translation. The operating performance impact on gross margin was unfavorable by 10 basis points as compared with the prior year. This resulted from increases in certain raw material costs and higher pension costs, which were partially offset by increased sales of products with relatively higher gross margins and increased productivity as well as lower manufacturing start-up costs. Gross profit margin was also unfavorably impacted by 20 basis points as a result of the natural disasters in Japan. Gross profit margin in the six-month period of 2011 of 52.6% compared with the prior year’s period of 52.1% reflected an estimated favorable impact of foreign currency translation of 60 basis points. The operating performance impact on gross profit margin in the six-month period of 2011 was flat as increased sales of products with relatively higher gross margins and increased productivity were offset by increases in certain raw material costs and higher pension costs. Gross profit margin in the six-month period of 2011 was also unfavorably impacted by 10 basis points as a result of the natural disasters in Japan.
Selling and Administrative Expense
Selling and administrative expense was 23.0% of revenues for the second quarter and 23.6% for the six-month period, compared with 23.4% and 23.6%, respectively, for the prior year’s periods. Aggregate expenses for the second quarter reflected an unfavorable foreign exchange impact of $4 million, an increase in core spending of $10 million, increased pension costs of $4 million, and a $1 million increase in the deferred compensation liability. Aggregate expenses for the quarter also included $2 million related to our global enterprise resource planning initiative to update our business information systems. Aggregate expenses for the six-month period of 2011 reflected $1 million of unfavorable foreign exchange, increases in core spending of $7 million, increased pension costs of $8 million and a $4 million increase in the deferred compensation plan liability, as further discussed below. Aggregate expenses for the six-month period also included $3 million related to our global enterprise resource planning initiative to update our business information systems.
Research and Development Expense
Research and development expense was $119 million, or 6.2% of revenues, for the second quarter, an increase of 19% compared with the prior year’s amount of $100 million, or 5.6% of revenues. Research and development expense was $235 million, or 6.2% of revenues, for the six-month period in the current year, compared with the prior year’s amount of $199 million, or 5.4% of revenues. The increases in research and development expenditures for the three-month and six-month periods ending March 31, 2011 compared with the prior year’s periods reflected increased spending for new products and platforms in each of our segments.
Non-Operating Expense and Income
Interest income was $15 million in the second quarter compared with $10 million in the prior year’s period. Interest income was $30 million in the six-month period, compared with $18 million in the prior year’s period. The increase in both the three-month and six-month periods ending March 31, 2011 compared with the prior year’s periods resulted from higher interest rates and levels of investments outside the United States, as well as investment gains on assets related to our deferred compensation plan. The related increase in the deferred compensation plan liability was recorded as an increase in selling and administrative expenses. Interest expense was $24 million in the second quarter and $39 million in the six-month period, compared with $13 million and $26 million, respectively, in the prior year’s periods. The increase in both the three-month and six-month periods ending March 31, 2011 compared with the prior year’s periods reflects higher levels of long-term fixed rate debt, partially offset by lower average interest rates on this debt.
Income Taxes
The income tax rate was 27.4% for the second quarter, compared with the prior year’s rate of 30.6%. The six-month tax rate was 25.3% compared with the prior year’s rate of 29.3%. The income tax rates for the three-month and six-month periods ending March 31, 2010 reflected a non-cash charge in the prior year’s period related to healthcare reform impacting Medicare Part D reimbursements as discussed earlier in “Overview of Financial Results.” The decrease in the income tax rate in the first six months of 2011 compared with the prior year period’s rate also reflected a favorable impact due to the timing of certain tax benefits. These benefits resulted from the retroactive extension of the U.S. research tax credit as well as a European restructuring transaction, both of which occurred in the first quarter of 2011.
Income from Continuing Operations and Diluted Earnings Per Share from Continuing Operations
Income from continuing operations and diluted earnings per share from continuing operations for the second quarter of 2011 were $311 million and $1.38, respectively. Income from continuing operations and diluted earnings per share from continuing operations for the prior year’s second quarter were $285 million and $1.18, respectively. The current quarter’s earnings reflected an estimated $0.07 favorable impact due to foreign currency translation. The prior year’s second quarter earnings included a $0.04 non-cash charge related to healthcare reform, as previously discussed. For the six-month periods, income from continuing operations and diluted earnings per share from continuing operations were $625 million and $2.72, respectively, in 2011 and $589 million and $2.43, respectively, in 2010. The current period’s earnings reflected an estimated $0.12 favorable impact due to foreign currency translation. The prior-year six-month period’s earnings also included the $0.04 non-cash charge related to healthcare reform.
Liquidity and Capital Resources
Cash generated from operations, along with available cash and cash equivalents, including proceeds from the first quarter debt issuance as further discussed below, is expected to be sufficient to fund our normal operating needs. Normal operating needs in fiscal year 2011 include capital expenditures, cash dividends and common stock repurchases. Net cash provided by continuing operating activities was $707 million during the first six months of 2011, compared with $648 million in the same period in 2010. The current period change in operating assets and liabilities was a net use of cash and reflected higher levels of inventory and prepaid expenses, as well as lower levels of trade payables, partially offset by improved collections of accounts receivable. Net cash provided by continuing operating activities in the first six months of 2010 was reduced by changes in the pension obligation resulting partially from discretionary cash contributions of approximately $175 million.
Net cash used for continuing investing activities for the first six months of the current year was $1.024 billion, compared with $471 million in the prior-year period. Cash used for purchases of investments in the current period reflected the extension of maturities of certain highly liquid investments beyond three months. Capital expenditures were $194 million in the first six months of 2011 and $228 million in the same period in 2010. Acquisitions of businesses in the current period reflected the payment of $205 million, net of cash acquired relating to the Accuri acquisition. The prior-year amount reflected the payment of $275 million, net of cash acquired relating to the HandyLab acquisition.
Net cash used for continuing financing activities for the first six months of the current year was $155 million, compared with $778 million in the prior-year period. The prior period’s change in short-term debt reflected the repayment of $200 million of 7.15% Notes, due October 1, 2009. For the first six months of the current year, we repurchased approximately 13.1 million shares of our common stock for $1.058 billion, compared with approximately 5.9 million shares of our common stock for $450 million in the prior-year period. Aggregate common stock repurchases are estimated to be approximately $1.5 billion for the full fiscal year 2011. At March 31, 2011, Board authorization to repurchase an additional 15.5 million common shares remained.
As of March 31, 2011, total debt of $2.7 billion represented 34.3% of total capital (shareholders’ equity, net non-current deferred income tax liabilities, and debt), versus 23.7% at September 30, 2010. Short-term debt decreased to 8.9% of total debt at the end of March 31, 2011, from 12% at September 30, 2010. On November 8, 2010, we issued $700 million of 10-year 3.25% notes and $300 million of 30-year 5.00% notes. The net proceeds from these issuances have been and are expected to be used for general corporate purposes, which may include funding for working capital, capital expenditures, repurchases of our common stock and acquisitions.
We have in place a commercial paper borrowing program that is available to meet our short-term financing needs, including working capital requirements. Borrowings outstanding under this program were $200 million at March 31, 2011. We have available a $1 billion syndicated credit facility with an expiration date in December 2012. This credit facility, under which there were no borrowings outstanding at March 31, 2011, provides backup support for our commercial paper program and can also be used for other general corporate purposes. This credit facility includes a single financial covenant that requires BD to maintain an interest expense coverage ratio (ratio of earnings before income taxes, depreciation and amortization to interest expense) of not less than 5-to-1 for the most recent four consecutive fiscal quarters. On the last eight measurement dates, this ratio has ranged from 23-to-1 to 32-to-1. In addition, we have informal lines of credit outside the United States.
Government Receivables
Accounts receivable balances include sales to government-owned or government-supported healthcare facilities. Because these customers are government-owned or supported, we could be impacted by declines in sovereign credit ratings or by defaults in these countries.
In particular, we have experienced significant payment delays in Greece due to the government’s liquidity issues that have affected its ability to process payments to suppliers within Greece’s national healthcare system. During the second quarter of fiscal year 2011, BD received a settlement established by Greece’s government to repay all debts associated with its central government hospitals’ suppliers incurred since 2005. Under the plan, suppliers received cash for debts incurred from 2005 through 2006 and zero-coupon bonds for debts incurred from 2007 through 2009. BD sold the bonds received from the settlement during the second quarter of fiscal year 2011.
We continually evaluate all government receivables, particularly in Spain, Italy, and other parts of Western Europe, for potential collection risks associated with the availability of government funding and reimbursement practices. We believe the current reserves related to government receivables are adequate and this concentration of credit risk is not expected to have a material adverse impact on our financial position or liquidity.
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
The following are some important factors that could cause our actual results to differ from our expectations in any forward-looking statements. For further discussion of certain of these factors, see Item IA. Risk Factors in our 2010 Annual Report on Form 10-K and Item 1A. Risk Factors of this report.
•	The current conditions in the global economy and financial markets, and the potential adverse effect on the cost of operating our business, the demand for our products and services, or our ability to produce our products, including the impact on developing countries. Also, the increase in sovereign debt during the financial crisis as a result of governmental intervention in the world economy poses additional risks to the global financial system and economic recovery. We sell to government-owned or government-supported healthcare and research facilities, and any governmental austerity programs or other adverse change in the availability of government funding in these countries, particularly in Western Europe, could result in less demand for our products and additional pricing pressures, as well as create potential collection risks associated with such sales.

•	The consequences of the recently-enacted healthcare reform legislation in the United States, which implemented an excise tax on U.S. sales of certain medical devices, and which could result in reduced demand for our products, increased pricing pressures or otherwise adversely affect BD’s business.

•	Changes in domestic and foreign healthcare industry practices that result in a reduction in procedures using our products or increased pricing pressures, including the continued consolidation among healthcare providers and trends toward managed care and healthcare cost containment (including changes in reimbursement practices by third party payors).

•	Regional, national and foreign economic factors, including inflation, deflation, and fluctuations in interest rates and, in particular, foreign currency exchange rates, and the potential effect on our revenues, expenses, margins and credit ratings.

•	New or changing laws and regulations affecting our domestic and foreign operations, or changes in enforcement practices, including laws relating to trade, monetary and fiscal policies, taxation (including tax reforms that could adversely impact multinational corporations), sales practices, price controls, licensing and regulatory requirements for new products and products in the postmarketing phase. In particular, the U.S. and other countries may impose new requirements regarding registration, labeling or prohibited materials that may require us to re-register products already on the market or otherwise impact our ability to market our products. Environmental laws, particularly with respect to the emission of greenhouse gases, are also becoming more stringent throughout the world, which may increase our costs of operations or necessitate changes in our manufacturing plants or processes or those of our suppliers, or result in liability to BD.

•	Product efficacy or safety concerns regarding our products resulting in product recalls, regulatory action on the part of the U.S. Food and Drug Administration (FDA) or foreign counterparts, declining sales and product liability claims, particularly in light of the current regulatory environment, including increased enforcement activity by the FDA.

•	Competitive factors that could adversely affect our operations, including new product introductions (for example, new forms of drug delivery) by our current or future competitors, increased pricing pressure due to the impact of low-cost manufacturers as certain competitors have established manufacturing sites or have contracted with suppliers in low-cost manufacturing locations as a means to lower their costs, patents attained by competitors (particularly as patents on our products expire), and new entrants into our markets.

•	The effects of natural disasters, including pandemics, earthquakes, fire, wind or other destructive events, or the effects of climate change, on our ability to manufacture our products (particularly where production of a product line is concentrated in one or more plants) or our ability to source materials or components from suppliers that are needed for such manufacturing.

•	Fluctuations in the cost and availability of oil-based resins and other raw materials, as well as certain sub-assemblies and finished goods, the ability to maintain favorable supplier arrangements and relationships (particularly with respect to sole-source suppliers), and the potential adverse effects of any disruption in the availability of such items.

•	Difficulties inherent in product development, including the potential inability to successfully continue technological innovation, complete clinical trials, obtain regulatory approvals in the United States and abroad, obtain coverage and adequate reimbursement for new products, or gain and maintain market approval of products, as well as the possibility of infringement claims by competitors with respect to patents or other intellectual property rights, all of which can preclude or delay commercialization of a product.

•	Fluctuations in the demand for products we sell to pharmaceutical companies that are used to manufacture, or are sold with, the products of such companies, as a result of funding constraints, consolidation or otherwise.

•	Fluctuations in U.S. and international governmental funding and policies for life sciences research.

•	Our ability to achieve our projected level or mix of product sales. Our earnings forecasts are based on projected volumes and sales of many product types, some of which are more profitable than others.

•	Our ability to implement our ongoing upgrade of our enterprise resource planning system, as any delays or deficiencies in the design and implementation of our upgrade could adversely affect our business.

•	Pending and potential future litigation or other proceedings adverse to BD, including antitrust claims, product liability claims, patent infringement claims, and the availability or collectibility of insurance relating to any such claims.

•	The effect of adverse media exposure or other publicity regarding BD’s business or operations, including the effect on BD’s reputation or demand for its products.

•	The effects, if any, of governmental and media activities regarding the business practices of group purchasing organizations, which negotiate product prices on behalf of their member hospitals with BD and other suppliers.

•	The effect of market fluctuations on the value of assets in BD’s pension plans and to actuarial interest rate and asset return assumptions, which could require BD to make additional contributions to the plans or increase our pension plan expense.

•	Political conditions in international markets, including civil unrest, terrorist activity, governmental changes, restrictions on the ability to transfer capital across borders and expropriation of assets by a government, particularly in light of the recent civil unrest in parts of the Middle East.

•	Our ability to penetrate developing and emerging markets, which also depends on economic and political conditions and how well we are able to acquire or form strategic business alliances with local companies and make necessary infrastructure enhancements to production facilities, distribution networks, sales equipment and technology.

•	The effects, if any, of future healthcare reform in the countries in which we do business, including changes in government pricing and reimbursement policies or other cost containment reforms.

•	The impact of business combinations, including any volatility in earnings relating to acquired in-process research and development assets, and our ability to successfully integrate any business we may acquire.

•	Our ability to obtain the anticipated benefits of restructuring programs, if any, that we may undertake.

•	Issuance of new or revised accounting standards by the Financial Accounting Standards Board or the Securities and Exchange Commission.
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
Item 4. Controls and Procedures
An evaluation was carried out by BD’s management, with the participation of BD’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of BD’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of March 31, 2011. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were, as of the end of the period covered by this report, effective and designed to ensure that material information relating to BD and its consolidated subsidiaries would be made known to them by others within these entities. There were no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2011 identified in connection with the above-referenced evaluation that have materially affected, or are reasonably likely to materially affect, BD’s internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
We are involved, both as a plaintiff and a defendant, in various legal proceedings which arise in the ordinary course of business, including product liability and environmental matters as set forth in our 2010 Annual Report on Form 10-K and in Note 5 of the Notes to Condensed Consolidated Financial Statements in this report. Since December 31, 2010, the following developments have occurred with respect to the legal proceedings in which we are involved:
Retractable Technologies, Inc. (“RTI”)
On March 15, 2011, the court granted in part and denied in part BD’s motion to dismiss RTI’s antitrust claims, and permitted RTI to file an amended complaint to address the deficiencies in its original complaint. The trial on RTI’s antitrust and false advertising claims is scheduled to begin in January 2012.
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

Item 1A. Risk Factors
The recent earthquake and tsunami in Japan, and the resulting damage to the Fukushima nuclear power plant, may continue to affect our business operations and financial results.
Our business in Japan accounts for approximately 5 percent of our total revenues and we source certain component parts and finished products from third-party suppliers in Japan. We also have a manufacturing facility and distribution center within approximately 60 kilometers of the Fukushima nuclear power plant. While our organization and facilities in Japan were not materially damaged by the earthquake and tsunami and our operations there are stabilizing, it is difficult to assess the longer term risks the situation in Japan poses to our business, and there can be no assurance that our financial results will not be adversely affected, particularly in light of standard insurance coverage exclusions related to nuclear incidences.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The table below sets forth certain information regarding our purchases of common stock of BD during the quarter ended March 31, 2011.
Issuer Purchases of Equity Securities

			Total Number of
			Shares Purchased	Maximum Number
			as Part of	of Shares that May
	Total Number of	Average Price	Publicly	Yet Be Purchased
For the three months ended	Shares Purchased	Paid per	Announced Plans	Under the Plans or
March 31, 2011	(1)	Share	or Programs (2)	Programs (2)

January 1 - 31, 2011	190	$85.26	—	18,247,294
February 1 - 28, 2011	1,581,435	$80.33	1,580,000	16,667,294
March 1 - 31, 2011	1,182,879	$79.66	1,179,700	15,487,594
Total	2,764,504	$80.05	2,759,700	15,487,594

(1)	Includes 4,353 shares purchased during the quarter in open market transactions by the trust relating to BD’s Deferred Compensation Plan and 1996 Directors’ Deferral Plan, and 451 shares delivered to BD in connection with stock option exercises.

(2)	The repurchases were made pursuant to a repurchase program covering 21 million shares authorized by the Board of Directors on September 28, 2010, for which there is no expiration date.

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
Dated: May 4, 2011

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