Form 10-Q
period 2011-06-30
BECTON DICKINSON & CO
filed 2011-08-02
CIK 10795

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Shares Outstanding as of June 30, 2011

Common stock, par value $1.00	217,446,690

BECTON, DICKINSON AND COMPANY
FORM 10-Q
For the quarterly period ended June 30, 2011

ITEM 1. FINANCIAL STATEMENTS
BECTON, DICKINSON AND COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
Thousands of dollars

	June 30,	September 30,
	2011	2010
	(Unaudited)
Assets
Current Assets:
Cash and equivalents	$1,158,037	$1,215,989
Short-term investments	763,289	528,206
Trade receivables, net	1,250,195	1,205,377
Inventories:
Materials	176,111	169,268
Work in process	256,899	225,878
Finished products	898,093	750,191

	1,331,103	1,145,337
Prepaid expenses, deferred taxes and other	570,509	410,341

Total Current Assets	5,073,133	4,505,250

Property, plant and equipment	6,938,331	6,532,062
Less allowances for depreciation and amortization	3,721,208	3,431,570

	3,217,123	3,100,492

Goodwill	867,778	763,961
Core and Developed Technology, Net	400,768	310,783
Other Intangibles, Net	272,906	227,857
Capitalized Software, Net	297,419	254,761
Other	491,692	487,590

Total Assets	$10,620,819	$9,650,694

Liabilities and Shareholders’ Equity

Current Liabilities:
Short-term debt	$239,784	$202,758
Payables and accrued expenses	1,418,142	1,468,915

Total Current Liabilities	1,657,926	1,671,673

Long-Term Debt	2,484,953	1,495,357

Long-Term Employee Benefit Obligations	904,307	899,109

Deferred Income Taxes and Other	275,233	149,975

Commitments and Contingencies	—	—

Shareholders’ Equity:
Common stock	332,662	332,662
Capital in excess of par value	1,779,158	1,624,768
Retained earnings	9,422,074	8,724,228
Deferred compensation	16,944	17,164
Common shares in treasury — at cost	(6,054,027)	(4,806,333)
Accumulated other comprehensive loss	(198,411)	(457,909)

Total Shareholders’ Equity	5,298,400	5,434,580

Total Liabilities and Shareholders’ Equity	$10,620,819	$9,650,694

See notes to condensed consolidated financial statements

BECTON, DICKINSON AND COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Thousands of dollars, except per share data
(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Revenues	$2,014,081	$1,830,911	$5,778,109	$5,499,138

Cost of products sold	951,980	883,434	2,738,000	2,642,250
Selling and administrative	474,646	416,468	1,364,543	1,283,217
Research and development	115,748	108,047	350,441	307,391

Total Operating Costs and Expenses	1,542,374	1,407,949	4,452,984	4,232,858

Operating Income	471,707	422,962	1,325,125	1,266,280

Interest income	11,508	2,094	41,294	20,535
Interest expense	(22,211)	(13,085)	(61,685)	(38,985)
Other (expense) income, net	(363)	1,402	(7,481)	(788)

Income From Continuing Operations Before Income Taxes	460,641	413,373	1,297,253	1,247,042

Income tax provision	122,531	119,213	333,804	363,755

Income From Continuing Operations	338,110	294,160	963,449	883,287

Income from Discontinued Operations, net	4,948	12,748	7,566	37,628

Net Income	$343,058	$306,908	$971,015	$920,915

Basic Earnings per Share:
Income from Continuing Operations	$1.54	$1.26	$4.33	$3.75
Income from Discontinued Operations	0.02	0.05	0.03	0.16

Basic Earnings per Share (A)	$1.57	$1.32	$4.36	$3.91

Diluted Earnings per Share:
Income from Continuing Operations	$1.51	$1.23	$4.23	$3.66
Income from Discontinued Operations	0.02	0.05	0.03	0.16

Diluted Earnings per Share (A)	$1.53	$1.29	$4.26	$3.82

Dividends per Common Share	$0.410	$0.370	$1.230	$1.110

(A)	Total per share amounts may not add due to rounding.
See notes to condensed consolidated financial statements

BECTON, DICKINSON AND COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Thousands of dollars
(Unaudited)

	Nine Months Ended
	June 30,
	2011	2010
Operating Activities
Net income	$971,015	$920,915
Less: Income from discontinued operations, net	7,566	37,628

Income from continuing operations	963,449	883,287
Adjustments to income from continuing operations to derive net cash provided by continuing operating activities, net of amounts acquired:
Depreciation and amortization	372,210	378,569
Share-based compensation	72,202	69,117
Deferred income taxes	27,430	7,088
Change in operating assets and liabilities	(314,682)	(133,068)
Pension obligation	60,872	(119,062)
Other, net	(6,989)	28,240

Net Cash Provided by Continuing Operating Activities	1,174,492	1,114,171

Investing Activities
Capital expenditures	(321,268)	(326,972)
Capitalized software	(58,018)	(78,113)
Purchases of investments, net	(204,981)	(146,879)
Acquisitions of businesses, net of cash acquired	(204,970)	(281,367)
Other, net	(41,759)	(42,924)

Net Cash Used for Continuing Investing Activities	(830,996)	(876,255)

Financing Activities
Change in short-term debt	33,611	(200,448)
Proceeds from long-term debt	991,265	—
Payments of debt	(27)	(68)
Repurchase of common stock	(1,272,828)	(549,999)
Excess tax benefits from payments under share-based compensation plans	35,200	18,911
Dividends paid	(272,737)	(260,344)
Issuance of common stock and other, net	77,263	35,764

Net Cash Used for Continuing Financing Activities	(408,253)	(956,184)

Discontinued Operations
Net cash (used for) provided by operating activities	(1,189)	80,073
Net cash used for investing activities	(88)	(3,013)

Net Cash (Used for) Provided by Discontinued Operations	(1,277)	77,060

Effect of exchange rate changes on cash and equivalents	8,082	(2,930)

Net decrease in cash and equivalents	(57,952)	(644,138)

Opening Cash and Equivalents	1,215,989	1,394,244

Closing Cash and Equivalents	$1,158,037	$750,106

See notes to condensed consolidated financial statements

BECTON, DICKINSON AND COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Dollar and share amounts in thousands, except per share data
June 30, 2011
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

Note 3 — Comprehensive Income
Comprehensive income was comprised of the following:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Net Income	$343,058	$306,908	$971,015	$920,915
Other Comprehensive Income (Loss), Net of Tax
Foreign currency translation adjustments	80,663	(158,700)	217,272	(304,933)
Benefit plans adjustment	10,765	8,059	32,295	24,177
Unrealized gains on investments, net of amounts realized	535	—	535	—
Unrealized gains on cash flow hedges, net of amounts realized	249	11,871	9,396	55,043

	92,212	(138,770)	259,498	(225,713)

Comprehensive Income	$435,270	$168,138	$1,230,513	$695,202

The gain recorded as foreign currency translation adjustments for the three months ended June 30, 2011 is mainly attributable to the strengthening of the Euro, as well as certain currencies in Latin America and Asia-Pacific, against the U.S. dollar during this period. The gain recorded as foreign currency translation adjustments for the nine months ended June 30, 2011 is primarily attributable to the strengthening of the Euro against the U.S. dollar during this period.
Note 4 — Earnings per Share
The weighted average common shares used in the computations of basic and diluted earnings per share (shares in thousands) were as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Average common shares outstanding	218,966	233,242	222,674	235,316
Dilutive share equivalents from share-based plans	4,601	5,077	5,108	5,835

Average common and common equivalent shares outstanding — assuming dilution	223,567	238,319	227,782	241,151

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
On April 27, 2009, the Company entered into a settlement agreement with the Distributor Plaintiffs in these actions. The settlement agreement provided for, among other things, the payment by the Company of $45,000 in exchange for a release by all potential class members of the direct purchaser claims under federal antitrust laws related to the products and acts enumerated in the complaint, and a dismissal of the case with prejudice, insofar as it relates to direct purchaser claims. The release would not cover potential class members that affirmatively opt out of the settlement. On September 30, 2010, the court issued an order denying a motion to approve the settlement agreement, ruling that the Hospital Plaintiffs, and not the Distributor Plaintiffs, are the direct purchasers entitled to pursue damages under the federal antitrust laws for certain sales of BD products. The settlement agreement currently remains in effect, subject to certain termination provisions, and the federal court of appeals has granted the Distributor Plaintiffs’ request to appeal the trial court’s order on an interlocutory basis. The Company currently cannot estimate the range of reasonably possible losses with respect to these class action matters beyond the $45,000 already accrued and changes to the amount already recognized may be required in the future as additional information becomes available.
In June 2007, Retractable Technologies, Inc. (“RTI”) filed a complaint against the Company under the caption Retractable Technologies, Inc. vs. Becton Dickinson and Company (Civil Action No. 2:07-cv-250, U.S. District Court, Eastern District of Texas). RTI alleges that the BD IntegraTM syringes infringe patents licensed exclusively to RTI. In its complaint, RTI also alleges that the Company engaged in false advertising with respect to certain of the Company’s safety-engineered products in violation of the Lanham Act; acted to exclude RTI from various product markets and to maintain its market share through, among other things, exclusionary contracts in violation of state and federal antitrust laws; and engaged in unfair competition. In January 2008, the court severed the patent and non-patent claims into separate cases, and stayed the non-patent claims during the pendency of the patent claims at the trial court level. RTI seeks money damages and injunctive relief. On April 1, 2008, RTI filed a complaint against BD under the caption Retractable Technologies, Inc. and Thomas J. Shaw v. Becton Dickinson and Company (Civil Action No.2:08-cv-141, U.S. District Court, Eastern District of Texas). RTI alleges that the BD IntegraTM syringes infringe another patent licensed exclusively to RTI. RTI seeks money damages and injunctive relief. On August 29, 2008, the court ordered the consolidation of the patent cases. On November 9, 2009, at a trial of these consolidated cases, the jury rendered a verdict in favor of RTI on all but one of its infringement claims, but did not find any willful infringement, and awarded RTI $5,000 in damages. On May 19, 2010, the court granted RTI’s motion for a permanent injunction against the continued sale by the Company of its BD IntegraTM products in their current form, but stayed the injunction for the duration of the Company’s appeal. At the same time, the court lifted a stay of RTI’s non-patent claims. The Company’s appeal of the jury verdict was heard by the Court of Appeals for the Federal Circuit on March 10, 2011. On July 8, 2011, the Court of Appeals for the Federal Circuit reversed the District Court judgment that the Company’s 3ml Integra™ products infringed the asserted RTI patents and affirmed the District Court judgment of infringement against the Company’s discontinued 1ml Integra™ products. The trial on RTI’s antitrust and false advertising claims is scheduled to begin in January 2012. With respect to RTI’s antitrust and false advertising claims, the Company cannot estimate the range of reasonably possible losses as the proceedings are in the early stages and there are significant issues to be resolved.
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

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Revenues (A)
Medical	$1,044,836	$945,522	$2,952,713	$2,837,827
Diagnostics	631,359	576,269	1,838,429	1,727,415
Biosciences	337,886	309,120	986,967	933,896

	$2,014,081	$1,830,911	$5,778,109	$5,499,138

Segment Operating Income
Medical	$324,170	$273,186	$887,080	$839,436
Diagnostics	164,293	146,703	481,322	452,789
Biosciences	89,943	87,101	275,643	269,797

Total Segment Operating Income	578,406	506,990	1,644,045	1,562,022
Unallocated Items (B)	(117,765)	(93,617)	(346,792)	(314,980)

Income from Continuing Operations Before Income Taxes	$460,641	$413,373	$1,297,253	$1,247,042

(A)	Intersegment revenues are not material.

(B)	Includes primarily interest, net; foreign exchange; corporate expenses; and share-based compensation expense.

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Revenues by Organizational Units
BD Medical
Medical Surgical Systems	$529,018	$493,553	$1,546,334	$1,507,995
Diabetes Care	220,184	197,152	641,826	586,658
Pharmaceutical Systems	295,634	254,817	764,553	743,174

	$1,044,836	$945,522	$2,952,713	$2,837,827

BD Diagnostics
Preanalytical Systems	$330,326	$303,526	$949,194	$891,362
Diagnostic Systems	301,033	272,743	889,235	836,053

	$631,359	$576,269	$1,838,429	$1,727,415

BD Biosciences
Cell Analysis	$255,028	$230,433	$751,287	$704,243
Discovery Labware	82,858	78,687	235,680	229,653

	$337,886	$309,120	$986,967	$933,896

	$2,014,081	$1,830,911	$5,778,109	$5,499,138

Revenues by geographic areas were as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Total Revenues
United States	$855,464	$809,428	$2,513,247	$2,454,604
International	1,158,617	1,021,483	3,264,862	3,044,534

	$2,014,081	$1,830,911	$5,778,109	$5,499,138

Note 7 — Share-Based Compensation
The Company grants share-based awards under the 2004 Employee and Director Equity-Based Compensation Plan (the “2004 Plan”), which provides long-term incentive compensation to employees and directors. The Company believes that such awards align the interests of its employees and directors with those of its shareholders.
The fair value of share-based payments is recognized as compensation expense in net income. For the three months ended June 30, 2011 and 2010, compensation expense charged to income was $18,482 and $16,650, respectively. For the nine months ended June 30, 2011 and 2010, compensation expense was $72,202 and $69,117, respectively. Share-based compensation attributable to discontinued operations was not material.
The amount of unrecognized compensation expense for all non-vested share-based awards as of June 30, 2011 was approximately $120,022, which is expected to be recognized over a weighted-average remaining life of approximately 2.2 years.
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

Net pension and postretirement cost included the following components for the three months ended June 30:

			Other Postretirement
	Pension Plans		Benefits
	2011	2010	2011	2010
Service cost	$23,114	$18,070	$1,463	$1,252
Interest cost	23,470	22,533	3,289	3,548
Expected return on plan assets	(25,790)	(24,710)	—	—
Amortization of prior service (credit) cost	(272)	(266)	(171)	1
Amortization of loss	14,007	10,308	1,117	853

Net pension and postretirement cost	$34,529	$25,935	$5,698	$5,654

Net pension and postretirement cost included the following components for the nine months ended June 30:

			Other Postretirement
	Pension Plans		Benefits
	2011	2010	2011	2010
Service cost	$68,767	$54,781	$4,381	$3,755
Interest cost	69,828	68,309	9,856	10,643
Expected return on plan assets	(76,731)	(74,908)	—	—
Amortization of prior service (credit) cost	(810)	(806)	(515)	3
Amortization of loss	41,674	31,246	3,349	2,557
Curtailment/settlement loss	1,083	—	—	—

Net pension and postretirement cost	$103,811	$78,622	$17,071	$16,958

Postemployment benefit costs for the three months ended June 30, 2011 and 2010 were $6,794 and $5,467, respectively. For the nine months ended June 30, 2011 and 2010, postemployment benefit costs were $20,381 and $16,401, respectively.
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
The acquisition was accounted for under the acquisition method of accounting for business combinations and Accuri’s results of operations were included in the Biosciences segment’s results from the acquisition date. Pro forma information is not provided as the acquisition did not have a material effect on the Company’s consolidated results. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date. These fair values are based upon the information available as of June 30, 2011 and may be adjusted should further information regarding events or circumstances existing at the acquisition date become available.

Developed technology	$111,500
Acquired in-process research and development	42,300
Other intangibles	2,850
Deferred tax assets	10,442
Other	8,176

Total identifiable assets acquired	175,268

Deferred tax liabilities	(59,869)
Other	(4,728)

Total liabilities assumed	(64,597)

Net identifiable assets acquired	110,671

Goodwill	94,299

Net assets acquired	$204,970

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
The $94,299 of goodwill was allocated to the Biosciences segment. Goodwill typically results through expected synergies from combining operations of an acquiree and an acquirer as well as from intangible assets that do not qualify for separate recognition. The goodwill recognized as a result of this acquisition includes, among other things, the value of broadening the Company’s potential market for flow cytometry technology. No portion of this goodwill will be deductible for tax purposes. The Company recognized $900 of acquisition-related costs that were expensed in the current year-to-date period and reported in the Consolidated Statements of Income as Selling and administrative.
Note 10 — Divestitures
In the fourth quarter of fiscal year 2010, the Company sold the Ophthalmic Systems unit and the surgical blades, critical care and extended dwell catheter product platforms for $270,000. The Company recognized a pre-tax gain on sale from all of these divestitures of $146,108. The results of operations associated with the Ophthalmic Systems unit, surgical blade platform and critical care platform are reported as discontinued operations for all periods presented in the accompanying Consolidated Statements of Income and Cash Flows and related disclosures. The Company agreed to perform contract manufacturing for a defined period after the sale of the extended dwell catheter product platform and due to this significant continuing involvement in operations, the associated results of operations are reported within continuing operations.
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
Results of discontinued operations were as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Revenues	$117	$47,316	$3,124	$141,372

Income from discontinued operations before income taxes	5,059	17,088	8,277	50,686
Less income tax provision	111	4,340	711	13,058

Income from discontinued operations, net	$4,948	$12,748	$7,566	$37,628

Note 11 — Intangible Assets
Intangible assets consisted of:

	June 30, 2011		September 30, 2010
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Amortized intangible assets
Core and developed technology	$706,917	$306,149	$580,709	$269,926
Patents, trademarks, and other	317,146	232,257	301,883	219,735

	$1,024,063	$538,406	$882,592	$489,661

Unamortized intangible assets
Acquired in-process research and development	$185,300		$143,000
Trademarks	2,717		2,709

	$188,017		$145,709

Intangible amortization expense for the three months ended June 30, 2011 and 2010 was $14,616 and $12,576, respectively. Intangible amortization expense for the nine months ended June 30, 2011 and 2010 was $39,051 and $36,648, respectively.

Note 12 — Derivative Instruments and Hedging Activities
The Company uses derivative instruments to mitigate certain exposures. The effects these derivative instruments and hedged items have on financial position, financial performance, and cash flows are provided below.
Foreign Currency Risks and Related Strategies
The Company has foreign currency exposures throughout Europe, Asia Pacific, Canada, Japan and Latin America. From time to time, the Company may partially hedge forecasted export sales denominated in foreign currencies using forward and option contracts, generally with one-year terms. The Company’s hedging program has been designed to mitigate exposures resulting from movements of the U.S. dollar, from the beginning of a reporting period, against other foreign currencies. The Company’s strategy is to offset the changes in the present value of future foreign currency revenue resulting from these movements with either gains or losses in the fair value of foreign currency derivative contracts. Forward contracts were used to hedge forecasted sales in fiscal year 2010. As of June 30, 2011, the Company has not entered into contracts to hedge cash flows in fiscal year 2011.
The Company designates forward contracts used to hedge these certain forecasted sales denominated in foreign currencies as cash flow hedges. Changes in the effective portion of the fair value of the Company’s forward contracts that are designated and qualify as cash flow hedges (i.e., hedging the exposure to variability in expected future cash flows that is attributable to a particular risk) are included in Other comprehensive income (loss) until the hedged transactions are reclassified in earnings. These changes result from the maturity of derivative instruments as well as the commencement of new derivative instruments. The changes also reflect movements in the period-end foreign exchange rates against the forward rates at the time the Company enters into any given derivative instrument contract. Once the hedged revenue transaction occurs, the recognized gain or loss on the contract is reclassified from Accumulated other comprehensive income (loss) to Revenues. The Company records the premium or discount of the forward contracts, which is included in the assessment of hedge effectiveness, to Revenues.
In the event that the revenue transactions underlying a derivative instrument are no longer probable of occurring, accounting for the instrument under hedge accounting is discontinued. Gains and losses previously recognized in Other comprehensive income (loss) are reclassified into Other income (expense). If only a portion of the revenue transaction underlying a derivative instrument is no longer probable of occurring, only the portion of the derivative relating to those revenues would no longer be eligible for hedge accounting.
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

The total notional amounts of the Company’s outstanding foreign exchange contracts as of June 30, 2011 and September 30, 2010 were $1,690,611 and $1,776,046, respectively.
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
As of both June 30, 2011 and September 30, 2010, the total notional amount of the Company’s outstanding interest rate swaps designated as fair value hedges was $200,000. The current year’s outstanding swap represents a fixed-to-floating rate swap agreement that was entered into to convert the interest payments on $200,000 in 4.55% notes, due April 15, 2013, from the fixed rate to a floating interest rate based on LIBOR. The Company had no outstanding interest rate swaps designated as cash flow hedges as of June 30, 2011.
Risk Exposures Not Hedged
The Company purchases resins, which are oil-based components used in the manufacture of certain products. While the Company has been able to hedge certain purchases of polyethylene, the Company does not currently use any hedges to manage the risk exposures related to other resins. Significant increases in world oil prices that lead to increases in resin purchase costs could impact future operating results. From time to time, the Company has managed price risks associated with other commodity purchases. The Company had no commodity forward contracts outstanding as of June 30, 2011.

Effects on Consolidated Balance Sheets
The location and amounts of derivative instrument fair values in the consolidated balance sheet are segregated below between designated, qualifying hedging instruments and ones that are not designated for hedge accounting.

		September 30,
	June 30, 2011	2010
Asset derivatives-designated for hedge accounting Interest rate swaps	$6,444	$8,609

Asset derivatives-undesignated for hedge accounting Forward exchange contracts	$12,271	$32,392

Total asset derivatives (A)	$18,715	$41,001

Liability derivatives-undesignated for hedge accounting Forward exchange contracts	$14,291	$21,265

Total liability derivatives (B)	$14,291	$21,265

(A)	All asset derivatives are included in Prepaid expenses, deferred taxes and other.

(B)	All liability derivatives are included in Accrued expenses.

Effects on Consolidated Statements of Income
Cash flow hedges
The location and amount of gains and losses on designated derivative instruments recognized in the consolidated statement of income for the three months ended June 30 consisted of:

Gain (Loss)
Gain (Loss)	Reclassified from
Recognized in OCI on	Location of Gain (Loss)	Accumulated OCI into
Derivatives Accounted for as	Derivatives	Reclassified from	Income
Designated Cash Flow Hedging	Three Months Ended	Accumulated OCI into	Three Months Ended
Relationships	June 30,	Income	June 30,
2011	2010	2011	2010
Forward exchange contracts	$—	$11,561	Revenues	$—	$(1,474)
Interest rate swaps	249	310	Interest expense	(401)	(500)

Total	$249	$11,871	$(401)	$(1,974)

The location and amount of gains and losses on designated derivative instruments recognized in the consolidated statement of income for the nine months ended June 30 consisted of:

Gain (Loss)
Gain (Loss)	Reclassified from
Recognized in OCI on	Location of Gain (Loss)	Accumulated OCI into
Derivatives Accounted for as	Derivatives	Reclassified from	Income
Designated Cash Flow Hedging	Nine Months Ended	Accumulated OCI into	Nine Months Ended
Relationships	June 30,	Income	June 30,
2011	2010	2011	2010
Forward exchange contracts	$—	$54,093	Revenues	$—	$(42,672)
Interest rate swaps	9,396	928	Interest expense	(1,254)	(1,496)
Commodity forward contracts	—	22	Cost of sales	—	(35)

Total	$9,396	$55,043	$(1,254)	$(44,203)

The Company’s designated derivative instruments are perfectly effective. As such, there were no gains or losses, related to hedge ineffectiveness and amounts excluded from hedge effectiveness testing, recognized immediately in income for the three-month and nine-month periods ending June 30, 2011. The gain recognized in other comprehensive income for the nine-month period ended June 30, 2011 is attributable primarily to gains realized on interest rate swaps that were entered into in the first quarter of 2011 in anticipation of issuing $700,000 of 10-year 3.25% notes and $300,000 of 30-year 5.00% notes. These swaps were designated as hedges of the variability in interest payments attributable to changes in the benchmark interest rates against which the notes were priced. These swaps were terminated in November 2010, concurrent with the pricing of the notes. Realized gains on these swaps will be amortized over the life of the notes with an offset to interest expense.

Fair value hedges
The location and amount of gains or losses on the hedged fixed rate debt attributable to changes in the market interest rates and the offsetting gain (loss) on the related interest rate swaps were as follows:

Income Statement
Classification	Gain/(Loss) on Swaps				Gain/(Loss) on Borrowings
	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
	June 30,		June 30,		June 30,		June 30,
	2011	2010	2011	2010	2011	2010	2011	2010
Other income (expense) (A)	$607	$3,061	$(2,164)	$4,751	$(607)	$(3,061)	$2,164	$(4,751)

(A)	Changes in the fair value of the interest rate swaps offset changes in the fair value of the fixed rate debt due to changes in market interest rates. There was no hedge ineffectiveness relating to these interest rate swaps.
Undesignated hedges
The location and amount of gains and losses recognized in income on derivatives not designated for hedge accounting were as follows:

		Amount of Gain (Loss) Recognized in Income on Derivatives
	Location of Gain (Loss)	Three Months Ended		Nine Months Ended
Derivatives Not Designated as	Recognized in Income on	June 30,		June 30,
Hedging Instruments	Derivatives	2011	2010	2011	2010
Forward exchange contracts (B)	Other income (expense)	$(13,248)	$(9,788)	$(5,106)	$(35,382)

(B)	The gains and losses on forward contracts and currency options utilized to hedge the intercompany transactional foreign exchange exposures are largely offset by gains and losses on the underlying hedged items in Other income (expense).

Note 13 — Financial Instruments and Fair Value Measurements
The fair values of financial instruments, including those not recognized on the statement of financial position at fair value, carried at June 30, 2011 and September 30, 2010 are classified in accordance with the fair value hierarchy in the tables below:

		Basis of Fair Value Measurement
	June 30,	Quoted Prices in	Significant
	2011	Active Markets	Other	Significant
	Carrying	for Identical	Observable	Unobservable
	Value	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)
Assets
Institutional money market investments	$311,262	$311,262	$—	$—
Forward exchange contracts	12,271	—	12,271	—
Interest rate swaps	6,444	—	6,444	—

Total Assets	$329,977	$311,262	$18,715	$—

Liabilities
Forward exchange contracts	$14,291	$—	$14,291	$—
Long-term debt	2,484,953	—	2,628,673	—

Total Liabilities	$2,499,244	$—	$2,642,964	$—

		Basis of Fair Value Measurement
	September	Quoted Prices in	Significant
	30,2010	Active Markets	Other	Significant
	Carrying	for Identical	Observable	Unobservable
	Value	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)
Assets
Institutional money market investments	$277,424	$277,424	$—	$—
Forward exchange contracts	32,392	—	32,392	—
Interest rate swaps	8,609	—	8,609	—

Total Assets	$318,425	$277,424	$41,001	$—

Liabilities
Forward exchange contracts	$21,265	$—	$21,265	$—
Long-term debt	1,495,357	—	1,790,137	—

Total Liabilities	$1,516,622	$—	$1,811,402	$—

The Company’s institutional money market accounts permit daily redemption and the fair values of these investments are based upon the quoted prices in active markets provided by the holding financial institutions. The Company’s remaining cash equivalents were $846,775 and $938,565 at June 30, 2011 and September 30, 2010, respectively. Short-term investments are held to their maturities and are carried at cost, which approximates fair value. The cash equivalents consist of liquid investments with a maturity of three months or less and the short-term investments consist of instruments with maturities greater than three months and less than one year. The Company measures the fair value of forward exchange contracts and currency options using an income approach with significant observable inputs, specifically spot currency rates, market designated forward currency prices and a discount rate. The fair value of interest rate swaps is provided by the financial institutions that are counterparties to these arrangements. The fair value of long-term debt is based upon quoted prices in active markets for similar instruments.
The Company’s policy is to recognize any transfers into fair value measurement hierarchy levels and transfers out of levels at the beginning of each reporting period. There were no transfers in and out of Level 1, Level 2 or Level 3 measurements for the three and nine months ended June 30, 2011.

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
Overview of Financial Results
Third quarter revenues of $2.014 billion represented an increase of 10% from the same period a year ago, and reflected volume increases of 6% and estimated favorable foreign currency translation of 5%, partially offset by price decreases of approximately 1%, reflecting an ongoing downward trend. During the quarter, we experienced strong international sales of safety-engineered products and strong growth in emerging markets, which was offset in part, by weaker demand in Western Europe resulting from austerity measures and lower healthcare utilization. Sales in the United States of safety-engineered devices in the third quarter of 2011 were $281 million, representing a 4% increase from the prior year’s period. International sales of safety-engineered devices of $198 million in the third quarter of 2011 grew 26% over the prior year’s period, including an estimated $18 million, or 12%, favorable impact due to foreign currency translation. International safety-engineered device revenue growth continues to be driven by strong growth in the Medical segment, with the largest growth in emerging markets, including China and Latin America. Revenues for the nine-month period ending June 30, 2011 of $5.778 billion represented an increase of 5% from the prior-year nine-month period, including an estimated 2.5% favorable impact from foreign currency translation.
Our financial condition remains strong, with cash flows from continuing operating activities totaling $1.174 billion in the first nine months of 2011. In March 2011, we completed the acquisition of Accuri Cytometers, Inc. (“Accuri”), an Ann Arbor, Michigan-based company that develops and manufactures personal flow cytometers for researchers. For further discussion of this acquisition, refer to Note 9 in the Notes to Condensed Consolidated Financial Statements. In November 2010, we issued $700 million of 10-year 3.25% notes and $300 million of 30-year 5.00% notes, as discussed further below. Also, we continued to return value to our shareholders as we repurchased $1.273 billion of our common stock and paid cash dividends of $273 million in the first nine months of 2011.
We face currency exposure each reporting period that arises from translating the results of our worldwide operations to the U.S. dollar at exchange rates that fluctuate from the beginning of such period. From time to time, we purchase forward contracts and options to partially protect against adverse foreign exchange rate movements. Gains or losses on our derivative instruments are largely offset by the gains or losses on the underlying hedged transactions. We do not enter into derivative instruments for trading or speculative purposes. As of June 30, 2011, we had not entered into contracts to hedge cash flows in fiscal year 2011 or 2012.
The favorable impact of foreign currency on revenues for the quarter primarily reflected favorable foreign currency translation. The favorable impact of foreign currency on revenues for the nine-month period ending June 30, 2011 reflected favorable foreign currency translation and a favorable comparison resulting from hedge losses recognized in the prior year’s period. For further discussion of the hedge losses recognized in the prior year’s period, refer to Note 12 in the Notes to Condensed Consolidated Financial Statements.
The results for the nine-month period ending June 30, 2011 were unfavorably impacted by the earthquake and tsunami in Japan. For the total fiscal year 2011, we anticipate these events to have an aggregate unfavorable impact of about $15 million on revenues, and approximately $0.05 diluted earnings per share from continuing operations. Our operations in Japan are now fully operational.
The U.S. healthcare reform law contains certain tax provisions that will affect BD. The most significant impact is the medical device excise tax which imposes a 2.3% tax on certain U.S. sales of medical devices, beginning in January 2013. Sales of BD products that we estimate to be subject to this tax represented approximately 80% of BD’s total U.S. revenues in fiscal year 2010. This legislation also included a tax provision that eliminated the employer deduction of the Medicare Part D retiree drug subsidy and, as a result, we recorded a charge of $8.9 million, or $0.04 diluted earnings per share from continuing operations, in the second fiscal quarter of 2010.
Results of Operations
Revenues
Refer to Note 6 in the Notes to Condensed Consolidated Financial Statements for segment financial data.
Medical Segment
Third quarter revenues of $1.045 billion represented an increase of $99 million, or 10.5%, compared with the prior year’s quarter, including an estimated $53 million, or 6%, favorable impact due to foreign currency translation.

The following is a summary of third quarter revenues by organizational unit:

	Three months ended June 30,
				Estimated
				Foreign
			Total	Exchange
(millions of dollars)	2011	2010	Change	Impact
Medical Surgical Systems	$529	$494	7.2%	4.7%
Diabetes Care	220	197	11.7%	5.5%
Pharmaceutical Systems	296	255	16.0%	7.4%

Total Revenues	$1,045	$946	10.5%	5.6%

Medical revenues reflected strong growth of Pharmaceutical Systems and international safety-engineered product sales. Segment growth was also aided by solid sales of Diabetes Care products, which were primarily attributable to pen needles. Global sales of safety-engineered products were $223 million, as compared with $195 million in the prior year’s quarter, and included an estimated $8 million favorable impact due to foreign currency translation Total Medical revenues for the nine-month period ended June 30, 2011 increased by 4% from the prior-year period, including an estimated 2% favorable impact from foreign currency translation and reflecting an unfavorable comparison to the prior-year period that included strong sales related to the H1N1 flu pandemic in the first and second quarters. We estimate that this unfavorable comparison negatively impacted Medical’s revenue growth rate for the nine-month period of 2011 by approximately 3 percentage points. For the nine-month period ended June 30, 2011, global sales of safety-engineered products were $642 million, as compared with $610 million in the prior year’s period, and included an estimated $13 million favorable impact due to foreign currency translation.
Medical operating income for the third quarter was $324 million, or 31.0% of Medical revenues, compared with $273 million, or 28.9% of segment revenues, in the prior year’s quarter. Gross profit margin was higher in the current quarter than the third quarter of 2010 due to increased sales of products with relatively higher gross margins and continued manufacturing productivity and lower manufacturing start-up costs. These favorable impacts on gross profit margin were partially offset by increases in certain raw material costs and higher pension costs allocated to the segment. See further discussion on gross profit margin below. Selling and administrative expense as a percent of Medical revenues in the third quarter of 2011 was lower than in the third quarter of 2010, primarily due to continued spending controls, partially offset by higher pension costs and unfavorable foreign currency translation. Research and development expenses for the quarter increased $1 million, or 4% above the prior year’s period, reflecting increased investment in new products and platforms. Segment operating income for the nine-month period was $887 million, or 30.0% of Medical revenues, compared with $839 million, or 29.6% in the prior year’s period.

Diagnostics Segment
Third quarter revenues of $631 million represented an increase of $55 million, or 10%, over the prior year’s quarter, including an estimated $28 million, or approximately 5%, favorable impact due to foreign currency translation.
The following is a summary of third quarter revenues by organizational unit:

	Three months ended June 30,
				Estimated
				Foreign
			Total	Exchange
(millions of dollars)	2011	2010	Change	Impact
Preanalytical Systems	$330	$304	8.8%	4.8%
Diagnostic Systems	301	273	10.4%	4.7%

Total Revenues*	$631	$576	9.6%	4.8%

*	Amounts may not add due to rounding
Diagnostics revenue growth reflected solid growth in sales of Preanalytical Systems safety-engineered products. Segment revenue also reflected strong growth in the Diagnostic Systems unit’s Women’s Health and Cancer and infectious disease product offerings. Global sales of safety-engineered products in the Preanalytical Systems unit totaled $256 million, compared with $233 million in the prior year’s quarter, and included an estimated $10 million favorable impact due to foreign currency translation. Total Diagnostics revenues for the nine-month period ended June 30, 2011 increased by 6% from the prior-year nine-month period, including an estimated 2.5% favorable impact from foreign currency translation. For the nine-month period ended June 30, 2011, global sales of safety-engineered products in the Preanalytical Systems unit were $732 million as compared with $677 million in the prior year’s period, and included an estimated $16 million favorable impact due to foreign currency translation.
Diagnostics operating income for the third quarter was $164 million, or 26.0% of Diagnostics revenues, compared with $147 million, or 25.5% of segment revenues, in the prior year’s quarter. Gross profit margin was higher in the current quarter than in the prior year’s quarter due to increased sales of products with relatively higher gross margins, lower manufacturing start-up costs and favorable foreign currency translation, offset in part by increases in certain raw material costs and higher pension costs. See further discussion on gross profit margin below. Selling and administrative expense as a percentage of Diagnostics revenues in the third quarter of 2011 was slightly higher than in the third quarter of 2010 primarily due to unfavorable foreign currency translation which more than offset the impact of continued spending controls. Research and development expenses in the third quarter of 2011 were relatively flat compared with the prior year’s period. Segment operating income for the nine-month period was $481 million, or 26.2% of Diagnostics revenues, compared with $453 million, or 26.2% of revenues, in the prior year’s period.

Biosciences Segment
Third quarter revenues of $338 million represented an increase of $29 million, or 9%, over the prior year’s quarter, including an estimated $15 million, or 5%, favorable impact due to foreign currency translation.
The following is a summary of third quarter revenues by organizational unit:

	Three months ended June 30,
				Estimated
				Foreign
			Total	Exchange
(millions of dollars)	2011	2010	Change	Impact
Cell Analysis	$255	$230	10.7%	5.1%
Discovery Labware	83	79	5.3%	4.7%

Total Revenues	$338	$309	9.3%	5.0%

Biosciences’ revenue growth was primarily driven by instrument and reagent sales in the Cell Analysis unit. The segment’s overall revenue growth was affected by weaker than expected sales of Discovery Labware products in the U.S. and softness in Western Europe due to government research funding delays. Biosciences’ revenue growth also reflected an unfavorable comparison to the prior year’s period that included strong sales from U.S. stimulus spending and supplemental spending in Japan. We estimate that this unfavorable comparison lowered Biosciences’ revenue growth for the quarter by approximately 3 percentage points. For the nine-month period ended June 30, 2011, total Biosciences revenues increased by 6% from the prior-year nine-month period, including an estimated 3% favorable impact from foreign currency translation and reflected an unfavorable comparison to the prior-year period that included strong sales related to U.S. stimulus spending and supplemental spending in Japan. We estimate that this unfavorable comparison negatively impacted Bioscience’s revenue growth rate for the nine-month period of 2011 by approximately 4 percentage points.
Biosciences operating income for the third quarter was $90 million, or 26.6% of Biosciences revenues, compared with $87 million, or 28.2% of segment revenues, in the prior year’s quarter. Gross profit margin, as a percent of Biosciences revenue, was lower in the current quarter than the third quarter of 2010 primarily due to amortization of intangibles associated with the Accuri acquisition and increases in certain raw material costs. These unfavorable variances from the prior year’s period were partially offset by lower manufacturing costs and higher margins on service revenue. See further discussion on gross profit margin below. Selling and administrative expense as a percent of Biosciences revenues for the quarter increased compared with the prior year’s quarter, reflecting unfavorable foreign currency translation, partially offset by continued spending controls. Research and development spending in the quarter increased $3 million, or 15% above the prior-year period, reflecting increased investment in new products and platforms. Segment operating income for the nine-month period was $276 million, or 27.9% of Biosciences revenues, compared with $270 million, or 28.9% in the prior year’s period.

Geographic Revenues
Revenues in the United States for the third quarter of $855 million represented an increase of $46 million, or 6%, over the prior year’s quarter. U.S. Medical revenues reflected strong sales of Pharmaceutical Systems products. U.S. Diagnostics revenue growth reflected solid growth in infectious disease and molecular diagnostic platforms, which was partially offset by weaker sales of Women’s Health and Cancer products due to increased intervals between Pap tests that have resulted from changes in rescreening recommendations for cervical cancer. Biosciences revenue growth in the United States reflected an unfavorable comparison to the prior year’s period, which included U.S. stimulus spending, as well as weaker sales of Discovery Labware’s products.
International revenues for the third quarter of $1.159 billion represented an increase of $137 million, or 13%, over the prior year’s quarter, including an estimated $95 million, or 9%, favorable impact due to foreign currency translation. International Medical revenues were unfavorably impacted by Pharmaceutical Systems’ customers shifting sourcing from Europe to the U.S. We experienced solid growth in both the Diagnostics and Biosciences segments. International Diagnostics revenue growth was driven by strong growth in the Women’s Health and Cancer platform, as governments are expanding programs for cervical cancer screening in developing markets. Biosciences revenue growth was driven by the Cell Analysis unit’s instrument and reagent sales in Asia Pacific, Latin America, and EMA (Eastern Europe, Middle East and Africa). International revenue growth in the Biosciences segment reflected an unfavorable comparison to the prior year’s period, which included supplemental spending in Japan.
Gross Profit Margin
Gross profit margin was 52.7% for the third quarter, compared with 51.7% for the comparable prior-year period. This gross profit margin improvement reflected estimated favorable impacts of 50 basis points relating to foreign currency translation and 60 basis points relating to operating performance. The favorable impact from operating performance resulted from increased sales of products with relatively higher gross margins, increased productivity and lower manufacturing start-up costs, which were partially offset by increases in resin and other raw material costs and higher pension costs. Gross profit margin in the third quarter of 2011 also reflected the unfavorable impact of 10 basis points relating to amortization of intangibles associated with the Accuri acquisition. Gross profit margin in the nine-month period of 2011 of 52.6% compared with the prior year’s period of 52.0% reflected an estimated favorable impact of foreign currency translation of 50 basis points. Operating performance favorably impacted gross profit margin in the nine-month period of 2011 by 20 basis points and reflected increased sales of products with relatively higher gross margins and increased productivity, which were partially offset by increases in resin and other raw material costs and higher pension costs. Gross profit margin in the nine-month period of 2011 was also unfavorably impacted by 10 basis points as a result of the natural disasters in Japan and amortization of intangibles associated with the Accuri acquisition.
Selling and Administrative Expense
Selling and administrative expense was 23.6% of revenues for the third quarter and for the nine-month period, compared with 22.7% and 23.3%, respectively, for the prior year’s periods. Aggregate expenses for the third quarter reflected an unfavorable foreign exchange impact of $21 million and an increase in core spending of $19 million, reflecting funding to expand our business in emerging markets. Aggregate expenses for the third quarter also reflected a $6 million charge to bad debt expense related to European receivables, increased pension costs of $4 million, a $5 million increase in the deferred compensation liability, and $4 million related to our global enterprise resource planning initiative to update our business information systems. Aggregate expenses for the nine-month period of 2011 reflected $22 million of unfavorable foreign exchange, increases in core spending of $34 million, increased pension costs of $11 million and a $9 million increase in the deferred compensation plan liability, as further discussed below. Aggregate expenses for the nine-month period also included $6 million related to our global enterprise resource planning initiative to update our business information systems.
Research and Development Expense
Research and development expense was $116 million, or 5.7% of revenues, for the third quarter, an increase of 7% compared with the prior year’s amount of $108 million, or 5.9% of revenues. Spending in the third fiscal quarter of 2011 was lower as a percentage of sales than in the first and second quarters of 2011 which reflected accelerated spending for new products and platforms in each of our segments. Research and development expense was $350 million, or 6.1% of revenues, for the nine-month period in the current year, compared with the prior year’s amount of $307 million, or 5.6% of revenues.
Non-Operating Expense and Income
Interest income was $12 million in the third quarter compared with $2 million in the prior year’s period. Interest income was $41 million in the nine-month period, compared with $21 million in the prior year’s period. The increase in both the three-month and nine-month periods ending June 30, 2011 compared with the prior year’s periods resulted from higher interest rates and levels of investments outside the United States, as well as investment gains on assets related to our deferred compensation plan. The related increase in the deferred compensation plan liability was recorded as an increase in selling and administrative expenses. Interest expense was $22 million in the third quarter compared with $13 million in the prior year’s period. Interest expense was $62 million in the nine-month period, compared with $39 million in the prior year’s period. The increase in both the three-month and nine-month periods ending June 30, 2011 compared with the prior year’s periods reflects higher levels of long-term fixed rate debt, partially offset by lower average interest rates on this debt.
Income Taxes
The income tax rate was 26.6% for the third quarter, compared with the prior year’s rate of 28.8%. The nine-month tax rate was 25.7% compared with the prior year’s rate of 29.2%. The income tax rate for the nine-month period ending June 30, 2010 reflected a non-cash charge in the prior year’s period related to healthcare reform impacting Medicare Part D reimbursements as discussed earlier in “Overview of Financial Results.” The decrease in the income tax rate in the first nine months of 2011 compared with the prior year period’s rate also reflected a favorable impact due to the timing of certain tax benefits. These benefits resulted from the retroactive extension of the U.S. research tax credit as well as a European restructuring transaction, both of which occurred in the first quarter of 2011.
Income from Continuing Operations and Diluted Earnings Per Share from Continuing Operations
Income from continuing operations and diluted earnings per share from continuing operations for the third quarter of 2011 were $338 million and $1.51, respectively. Income from continuing operations and diluted earnings per share from continuing operations for the prior year’s third quarter were $294 million and $1.23, respectively. The current quarter’s earnings reflected an estimated $0.11 favorable impact due to foreign currency translation. For the nine-month periods, income from continuing operations and diluted earnings per share from continuing operations were $963 million and $4.23, respectively, in 2011 and $883 million and $3.66, respectively, in 2010. The current nine-month period’s earnings reflected an estimated $0.23 favorable impact due to foreign currency translation. The prior-year nine-month period’s earnings also included the $0.04 non-cash charge related to healthcare reform.
Liquidity and Capital Resources
Cash generated from operations, along with available cash and cash equivalents, is expected to be sufficient to fund our normal operating needs. Normal operating needs in fiscal year 2011 include working capital, capital expenditures, cash dividends and common stock repurchases. Net cash provided by continuing operating activities was $1.174 billion during the first nine months of 2011, compared with $1.114 billion in the same period in 2010. The current period change in operating assets and liabilities was a net use of cash and primarily reflected higher levels of inventory and prepaid expenses. Net cash provided by continuing operating activities in the first nine months of 2010 was reduced by changes in the pension obligation resulting partially from discretionary cash contributions of approximately $175 million.
Net cash used for continuing investing activities for the first nine months of the current year was $831 million, compared with $876 million in the prior-year period. Cash used for purchases of investments in the current period reflected the extension of maturities of certain highly liquid investments beyond three months. Capital expenditures were $321 million in the first nine months of 2011 and $327 million in the same period in 2010. Acquisitions of businesses in the current period reflected the payment of $205 million, net of cash acquired relating to the Accuri acquisition. The prior-year amount reflected the payment of $275 million, net of cash acquired relating to the HandyLab acquisition.
On July 26, 2011, BD has signed a definitive agreement to acquire Carmel Pharma, Inc., a Swedish company that manufactures the PhaSeal® System, the leading closed-system drug transfer device for the safe handling of hazardous drugs that are packaged in vials. The acquisition is expected to close during the fourth quarter of fiscal year 2011.
Net cash used for continuing financing activities for the first nine months of the current year was $408 million, compared with $956 million in the prior-year period. The prior period’s change in short-term debt reflected the repayment of $200 million of 7.15% Notes, due October 1, 2009. For the first nine months of the current year, we repurchased approximately 15.6 million shares of our common stock for $1.273 billion, compared with approximately 7.2 million shares of our common stock for $550 million in the prior-year period. Aggregate common stock repurchases are estimated to be approximately $1.5 billion for the full fiscal year 2011. At June 30, 2011, Board authorization to repurchase an additional 13 million common shares remained.
As of June 30, 2011, total debt of $2.7 billion represented 33.5% of total capital (shareholders’ equity, net non-current deferred income tax liabilities, and debt), versus 23.7% at September 30, 2010. Short-term debt decreased to 8.8% of total debt at the end of June 30, 2011, from 12% at September 30, 2010. On November 8, 2010, we issued $700 million of 10-year 3.25% notes and $300 million of 30-year 5.00% notes. The net proceeds from these issuances have been and are expected to be used for general corporate purposes, which may include funding for working capital, capital expenditures, repurchases of our common stock and acquisitions.
We have in place a commercial paper borrowing program that is available to meet our short-term financing needs, including working capital requirements. Borrowings outstanding under this program were $200 million at June 30, 2011. We have available a $1 billion syndicated credit facility with an expiration date in December 2012. This credit facility, under which there were no borrowings outstanding at June 30, 2011, provides backup support for our commercial paper program and can also be used for other general corporate purposes. This credit facility includes a single financial covenant that requires BD to maintain an interest expense coverage ratio (ratio of earnings before income taxes, depreciation and amortization to interest expense) of not less than 5-to-1 for the most recent four consecutive fiscal quarters. On the last eight measurement dates, this ratio has ranged from 21-to-1 to 31-to-1. In addition, we have informal lines of credit outside the United States.
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

The following are some important factors that could cause our actual results to differ from our expectations in any forward-looking statements. For further discussion of certain of these factors, see Item IA. Risk Factors in our 2010 Annual Report on Form 10-K and Quarterly Reports on Form 10-Q.
•	The current conditions in the global economy and financial markets, and the potential adverse effect on the cost of operating our business, the demand for our products and services, prices for our products and services due to increases in pricing pressure or our ability to produce our products, including the impact on developing countries. Also, the increase in sovereign debt during the financial crisis as a result of governmental intervention in the world economy poses additional risks to the global financial system and economic recovery. We sell to government-owned or government-supported healthcare and research facilities, and any governmental austerity programs or other adverse change in the availability of government funding in these countries, including Western Europe, could result in less demand for our products and additional pricing pressures, as well as create potential collection risks associated with such sales.

•	The consequences of the healthcare reform in the United States, which implemented an excise tax on U.S. sales of certain medical devices, and which could result in reduced demand for our products, increased pricing pressures or otherwise adversely affect BD’s business.

•	Future healthcare reform in the countries in which we do business may also involve changes in government pricing and reimbursement policies or other cost containment reforms.

•	Changes in domestic and foreign healthcare industry practices that result in a reduction in procedures using our products or increased pricing pressures, including the continued consolidation among healthcare providers and trends toward managed care and healthcare cost containment (including changes in reimbursement practices by third party payors).

•	Our ability to penetrate developing and emerging markets, which also depends on economic and political conditions and how well we are able to acquire or form strategic business alliances with local companies and make necessary infrastructure enhancements to production facilities, distribution networks, sales equipment and technology.

•	Regional, national and foreign economic factors, including inflation, deflation, and fluctuations in interest rates and, in particular, foreign currency exchange rates, and the potential effect on our revenues, expenses, margins and credit ratings.

•	New or changing laws and regulations affecting our domestic and foreign operations, or changes in enforcement practices, including laws relating to trade, monetary and fiscal policies, taxation (including tax reforms that could adversely impact multinational corporations), sales practices, price controls and licensing and regulatory requirements for new products and products in the postmarketing phase. In particular, the U.S. and other countries may impose new requirements regarding registration, labeling or prohibited materials that may require us to re-register products already on the market or otherwise impact our ability to market our products. Environmental laws, particularly with respect to the emission of greenhouse gases, are also becoming more stringent throughout the world, which may increase our costs of operations or necessitate changes in our manufacturing plants or processes or those of our suppliers, or result in liability to BD.

•	Product efficacy or safety concerns regarding our products resulting in product recalls, regulatory action on the part of the U.S. Food and Drug Administration (FDA) or foreign counterparts, declining sales and product liability claims, particularly in light of the current regulatory environment, including increased enforcement activity by the FDA.

•	Competitive factors that could adversely affect our operations, including new product introductions (for example, new forms of drug delivery) by our current or future competitors, increased pricing pressure due to the impact of low-cost manufacturers as certain competitors have established manufacturing sites or have contracted with suppliers in low-cost manufacturing locations as a means to lower their costs, patents attained by competitors (particularly as patents on our products expire), and new entrants into our markets.

•	The effects of events that adversely impact our ability to manufacture our products (particularly where production of a product line is concentrated in one or more plants) or our ability to source materials or components from suppliers that are needed for such manufacturing, including pandemics, natural disasters, environmental factors or cyber attacks.

•	Fluctuations in the cost and availability of oil-based resins and other raw materials, as well as certain sub-assemblies and finished goods, the ability to maintain favorable supplier arrangements and relationships (particularly with respect to sole-source suppliers), and the potential adverse effects of any disruption in the availability of such items.

•	Difficulties inherent in product development, including the potential inability to successfully continue technological innovation, complete clinical trials, obtain regulatory approvals in the United States and abroad, obtain coverage and adequate reimbursement for new products, or gain and maintain market approval of products, as well as the possibility of infringement claims by competitors with respect to patents or other intellectual property rights, all of which can preclude or delay commercialization of a product. Delays in obtaining necessary approvals or clearances from the FDA or other regulatory agencies or changes in the regulatory process (including potential 510(k) reforms) may also delay product launches and increase development costs.

•	Fluctuations in the demand for products we sell to pharmaceutical companies that are used to manufacture, or are sold with, the products of such companies, as a result of funding constraints, consolidation or otherwise.

•	Fluctuations in U.S. and international governmental funding and policies for life sciences research.

•	Our ability to achieve our projected level or mix of product sales. Our earnings forecasts are based on projected volumes and sales of many product types, some of which are more profitable than others.

•	Our ability to implement our ongoing upgrade of our enterprise resource planning system, as any delays or deficiencies in the design and implementation of our upgrade could adversely affect our business.

•	Pending and potential future litigation or other proceedings adverse to BD, including antitrust claims, product liability claims and patent infringement claims, and the availability or collectibility of insurance relating to any such claims.

•	The effect of adverse media exposure or other publicity regarding BD’s business or operations, including the effect on BD’s reputation or demand for its products.

•	The effects, if any, of governmental and media activities regarding the business practices of group purchasing organizations, which negotiate product prices on behalf of their member hospitals with BD and other suppliers.

•	The effect of market fluctuations on the value of assets in BD’s pension plans and on actuarial interest rate and asset return assumptions, which could require BD to make additional contributions to the plans or increase our pension plan expense.

•	Political conditions in international markets, including civil unrest, terrorist activity, governmental changes, restrictions on the ability to transfer capital across borders and expropriation of assets by a government, including the recent civil unrest in parts of the Middle East.

•	The impact of business combinations, including any volatility in earnings relating to acquired in-process research and development assets, and our ability to successfully integrate any business we may acquire.

•	Our ability to obtain the anticipated benefits of restructuring programs, if any, that we may undertake.

•	Issuance of new or revised accounting standards by the Financial Accounting Standards Board or the Securities and Exchange Commission.
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
Item 4. Controls and Procedures
An evaluation was carried out by BD’s management, with the participation of BD’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of BD’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of June 30, 2011. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were, as of the end of the period covered by this report, effective and designed to ensure that material information relating to BD and its consolidated subsidiaries would be made known to them by others within these entities. There were no changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2011 identified in connection with the above-referenced evaluation that have materially affected, or are reasonably likely to materially affect, BD’s internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
We are involved, both as a plaintiff and a defendant, in various legal proceedings which arise in the ordinary course of business, including product liability and environmental matters as set forth in our 2010 Annual Report on Form 10-K and in Note 5 of the Notes to Condensed Consolidated Financial Statements in this report. Since March 31, 2011, the following developments have occurred with respect to the legal proceedings in which we are involved:
Antitrust Class Actions
As previously reported, in September 30, 2010, the trial court issued an order denying a motion to approve the settlement agreement between BD and the distributor plaintiffs, ruling that the distributor plaintiffs are not direct purchasers entitled to pursue damages under the federal antitrust laws for certain sales of BD products. On July 22, 2011, the Third Circuit Court of Appeals granted the distributor plaintiffs’ request to appeal the trial court’s order on an interlocutory basis.
Retractable Technologies, Inc. (“RTI”)
On July 8, 2011, the Court of Appeals for the Federal Circuit reversed the District Court judgment that the Company’s 3ml Integra™ products infringed the asserted RTI patents and affirmed the District Court judgment of infringement against the Company’s discontinued 1ml Integra™ products.
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

Item 1A. Risk Factors
There have been no material changes to the risk factors disclosed in Part 1, Item 1A, of our 2010 Annual Report on Form 10-K or Part II, Item 1A of our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2011.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The table below sets forth certain information regarding our purchases of common stock of BD during the quarter ended June 30, 2011.
Issuer Purchases of Equity Securities

			Total Number of
			Shares Purchased	Maximum Number
			as Part of	of Shares that May
	Total Number of	Average Price	Publicly	Yet Be Purchased
For the three months ended	Shares Purchased	Paid per	Announced Plans	Under the Plans or
June 30, 2011	(1)	Share	or Programs (2)	Programs (2)
April 1 — 30, 2011	769,926	$82.97	769,504	14,718,090
May 1 — 31, 2011	576,709	$87.72	575,000	14,143,090
June 1 — 30, 2011	1,177,502	$85.77	1,174,638	12,968,452

Total	2,524,137	$85.36	2,519,142	12,968,452

(1)	Includes 3,952 shares purchased during the quarter in open market transactions by the trust relating to BD’s Deferred Compensation and Retirement Benefit Restoration Plan and 1996 Directors’ Deferral Plan, and 1,043 shares delivered to BD in connection with stock option exercises.

(2)	The repurchases were made pursuant to a repurchase program covering 21 million shares authorized by the Board of Directors on September 28, 2010, for which there is no expiration date.

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

Dated: August 2, 2011

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