Form 10-K
period 2011-09-30
BECTON DICKINSON & CO
filed 2011-11-23
CIK 10795

As filed with the Securities and Exchange Commission on November 23, 2011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2011

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
Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

As of March 31, 2011, the aggregate market value of the registrant’s outstanding common stock held by non-affiliates of the registrant was approximately $17,370,014,569.

As of October 31, 2011, 214,890,631 shares of the registrant’s common stock were outstanding.

Documents Incorporated by Reference

Portions of the registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held January 31, 2012 are incorporated by reference into Part III hereof.

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

BD Medical

BD Medical produces a broad array of medical devices that are used in a wide range of healthcare settings. BD Medical’s principal product lines include needles, syringes and intravenous catheters for medication delivery (including safety-engineered and auto-disable devices); prefilled IV flush syringes; syringes and pen needles for the self-injection of insulin and other drugs used in the treatment of diabetes; prefillable drug delivery systems provided to pharmaceutical companies and sold to end-users as drug/device combinations; regional anesthesia needles and trays; sharps disposal containers; and closed-system transfer devices. The primary customers served by BD Medical are hospitals and clinics; physicians’ office practices; consumers and retail pharmacies; governmental and nonprofit public health agencies; pharmaceutical companies; and healthcare workers.

BD Diagnostics

BD Diagnostics provides products for the safe collection and transport of diagnostics specimens, as well as instruments and reagent systems to detect a broad range of infectious diseases, healthcare-associated infections (“HAIs”) and cancers. BD Diagnostics’ principal products include integrated systems for specimen collection; safety-engineered blood collection products and systems; automated blood culturing systems; molecular testing systems for infectious diseases and women’s health; microorganism identification and drug susceptibility systems; liquid-based cytology systems for cervical cancer screening; rapid diagnostic assays; and plated media. BD Diagnostics serves hospitals, laboratories and clinics; reference laboratories; blood banks; healthcare workers; public health agencies; physicians’ office practices; and industrial and food microbiology laboratories.

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

Acquisitions

During the second quarter of 2011, BD acquired 100% of the outstanding shares of Accuri Cytometers, Inc, a company that develops and manufactures personal flow cytometers for researchers. The fair value of consideration transferred totaled $205 million, net of cash acquired.

During the fourth quarter of 2011, BD acquired 100% of the outstanding shares of Carmel Pharma Inc., a Swedish company that manufactures the PhaSeal® System, a closed-system drug transfer device for the safe handling of hazardous drugs that are packaged in vials. The fair value of consideration transferred was $287 million, net of cash acquired.

Additional information regarding these acquisitions is contained in Note 9 to the consolidated financial statements contained in Item 8, Financial Statements and Supplementary Data, which is incorporated herein by reference.

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

Distribution

BD’s products are marketed in the United States and internationally through independent distribution channels and directly to end-users by BD and independent sales representatives. No customer accounted for 10% or more of revenues in fiscal year 2011. Order backlog is not material to BD’s business inasmuch as orders for BD products generally are received and filled on a current basis, except for items temporarily out of stock. BD’s worldwide sales are not generally seasonal, with the exception of certain medical devices in the BD Medical segment, and respiratory and flu diagnostic products in the BD Diagnostics segment, that relate to seasonal diseases such as influenza.

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

Research and Development

BD conducts its research and development (“R&D”) activities at its operating units and at BD Technologies in Research Triangle Park, North Carolina. The majority of BD’s R&D activities are conducted in the United States. Outside the United States, BD conducts R&D activities at BD Diagnostic Systems in Quebec City, Canada and Suzhou, China, BD Pharmaceutical Systems in Pont de Claix, France, and BD Medical Surgical Systems in Tuas, Singapore. BD also collaborates with certain universities, medical centers and other entities on R&D programs, and retains individual consultants to support its efforts in specialized fields. BD spent approximately $476 million, $431 million and $405 million on research and development during the fiscal years ended September 30, 2011, 2010 and 2009, respectively. Fiscal 2011 spending included a $9 million charge resulting from the discontinuance of a research program.

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

Third-Party Reimbursement

Healthcare providers and related facilities are generally reimbursed for their services through numerous payment systems managed by various governmental agencies worldwide (e.g., Medicare and Medicaid in the

United States, the National Health Service in the United Kingdom, the Joint Federal Committee in Germany, the Commission d’Evaluation des Produits et prestations in France, the Ministry for Health, Labor and Welfare in Japan, the Ministry of Health and the National Development and Reform Commission in China, among many others), private insurance companies, and managed care organizations. The manner and level of reimbursement in any given case may depend on the site of care, the procedure(s) performed, the final patient diagnosis, the device(s) and/or drug(s) utilized, the available budget, or a combination of these factors, and coverage and payment levels are determined at each payer’s discretion. The coverage policies and reimbursement levels of these third-party payers may impact the decisions of healthcare providers and facilities regarding which medical products they purchase and the prices they are willing to pay for those products. Thus, changes in reimbursement level or method may either positively or negatively impact sales of BD products.

While BD is actively engaged in promoting the value of its products for payers and patients, and it employs various efforts and resources to positively impact coverage, coding and payment processes in this regard, it has no direct control over payer decision-making with respect to coverage and payment levels for BD products. Additionally, we expect many payers to continue to explore cost-containment strategies (e.g., comparative and cost-effectiveness analyses, so-called “pay-for-performance” programs implemented by various public and private payers, and expansion of payment bundling schemes such as Accountable Care Organizations (ACOs), DRG programs, and other such methods that shift medical cost risk to providers) that could potentially impact coverage and/or payment levels for current or future BD products.

As BD’s product offerings are diverse across many healthcare settings, they are affected to varying degrees by the many payment systems. Therefore, individual countries, product lines or product classes may be impacted by changes to these systems. Notably, the recently-enacted healthcare reform legislation in the United States (i.e., the Patient Protection and Affordable Care Act (“PPACA”)) provides for numerous, substantive changes to U.S. healthcare payment systems. Many of the changes set forth in this statute have only recently been promulgated through formal regulations and most of them have yet to be implemented. At this time, it remains unclear whether, or how, the implementation of regulations pursuant to the PPACA might affect payments for BD products. See Item 1A. Risk Factors for a further discussion.

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

Employees

As of September 30, 2011, BD had 29,369 employees, of whom 12,041 were employed in the U.S. (including Puerto Rico). BD believes that its employee relations are satisfactory.

Other Matters

Becton Dickinson France, S.A. (“BD-France”), a subsidiary of BD, was listed among approximately 2,200 other companies in an October 27, 2005 report of the Independent Inquiry Committee (“IIC”) of the United Nations (“UN”) as having been involved in humanitarian contracts in which unauthorized payments were suspected of having been made to the Iraqi Government in connection with the UN’s Oil-for-Food Programme (the “Programme”). In connection with the IIC’s report, Becton Dickinson AG, a Swiss subsidiary of BD, received a letter of inquiry from the Vendor Review Committee (“VRC”) of the United Nations Procurement Service dated November 22, 2005. The letter of inquiry said that the VRC is reviewing Becton Dickinson AG’s registration status in light of BD-France being listed in the IIC’s report and asked us for any information we might be able to provide relating to the findings of the report. BD conducted an internal review and found no evidence that BD or any BD employee made, authorized, or approved improper payments to the Iraqi Government in connection with the Programme. The representative utilized by BD in Iraq also unequivocally denied having made any such payments, and BD was unable to find any evidence of such payments being made by this representative. BD reported the results of its internal review to the VRC. In May 2008, BD received a letter from the UN stating that Becton Dickinson AG had been suspended from the UN Secretariat Procurement Division’s vendor roster for a minimum period of six months. We have requested that Becton Dickinson AG be reinstated. BD believes that the suspension has not had, and will not have, a material adverse effect on BD.

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

Available Information

BD maintains a website at www.bd.com. BD also makes available its Annual Reports on Form 10-K, its Quarterly Reports on Form 10-Q, and its Current Reports on Form 8-K (and amendments to those reports) as soon as reasonably practicable after those reports are electronically filed with, or furnished to, the Securities and Exchange Commission (“SEC”). These filings may be obtained and printed free of charge at www.bd.com/investors. In addition, the written charters of the Audit Committee, the Compensation and Benefits Committee, the Corporate Governance and Nominating Committee, the Executive Committee and the Science, Innovation and Technology Committee of the Board of Directors, BD’s Corporate Governance Principles and its Code of Conduct, are available at BD’s website at www.bd.com/investors/corporate_governance/. Printed copies of these materials, BD’s 2011 Annual Report on Form 10-K, and BD’s reports and statements filed with, or furnished to, the SEC, may be obtained, without charge, by contacting the Corporate Secretary, BD, 1 Becton Drive, Franklin Lakes, New Jersey 07417-1880, telephone 201-847-6800. In addition, the SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding issues that file electronically with the SEC at www.sec.gov.

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

Forward-Looking Statements

BD and its representatives may from time-to-time make certain forward-looking statements in publicly-released materials, both written and oral, including statements contained in filings with the SEC and in our reports to shareholders. Additional information regarding our forward-looking statements is contained in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 1A.	Risk Factors.

An investment in BD involves a variety of risks and uncertainties. The following describes some of the significant risks that could adversely affect BD’s business, financial condition, operating results or cash flows.

Current economic conditions could continue to adversely affect our operations.

The global economic conditions may result in a decrease in the demand for our products and services, increased pricing pressure, longer sales cycles, and slower adoption of new technologies. During fiscal year 2011, our revenue growth was adversely affected by conditions in the healthcare industry, including lower healthcare utilization, particularly in the U.S. and western Europe, cost containment efforts by governments and other payors for healthcare services and other factors. These conditions resulted in weaker overall customer demand and increased pricing pressure for some of our products. We anticipate that these industry conditions will continue for the foreseeable future. In addition, while the economic downturn has not impaired our ability to access credit markets to date, there can be no assurance that these conditions will not adversely affect our ability to do so in the future. The current macroeconomic conditions may also adversely affect our suppliers, and there can be no assurances that BD will not experience any interruptions in supply in the future. We have also experienced delays in collecting receivables in certain countries in western Europe, and we may experience similar delays in these and other jurisdictions experiencing liquidity problems. The continued weakness in world economies makes the strength and timing of any economic recovery uncertain, and there can be no assurance that global economic conditions will not deteriorate further.

We are subject to foreign currency exchange risk.

Over half of our fiscal year 2011 revenues were derived from international operations. Our revenues outside the United States may be adversely affected by fluctuations in foreign currency exchange rates. A discussion of the financial impact of exchange rate fluctuations and the ways and extent to which we may attempt to address any impact is contained in Item. 7, Management’s Discussion of Financial Condition and Results of Operations. Any hedging activities we engage in may only offset a portion of the adverse financial impact resulting from unfavorable changes in foreign currency exchange rates. We cannot predict with any certainty changes in foreign currency exchange rates or the degree to which we can address these risks.

Changes in reimbursement practices of third-party payers could affect the demand for our products and the prices at which they are sold.

Our sales depend, in part, on the extent to which healthcare providers and facilities are reimbursed by government authorities, private insurers and other third-party payers for the costs of our products. The coverage policies and reimbursement levels of third-party payers, which can vary among public and private sources, may affect which products customers purchase and the prices they are willing to pay for these products in a particular jurisdiction. Legislative or administrative reforms to reimbursement systems in the United States (as part of healthcare reform or otherwise, as discussed below) or abroad could significantly reduce reimbursement for procedures using BD products, or result in denial of reimbursement for those products. See “Third-Party Reimbursement” under Item 1. Business.

Federal healthcare reform may adversely affect our results of operations.

The Patient Protection and Affordable Care Act (the “PPACA”) was enacted in March 2010. Under the PPACA, beginning in 2013, medical device manufacturers, such as BD, will pay a 2.3% excise tax on U.S. sales of certain medical devices. Sales of BD products that we estimate to be subject to this tax represented about 80% of BD’s total U.S. revenues in fiscal year 2011. We cannot predict with any certainty what other impact the PPACA may have on our business. The PPACA reduces Medicare and Medicaid payments to hospitals, clinical laboratories and pharmaceutical companies, and could otherwise reduce the volume of medical procedures. These factors, in turn, could result in reduced demand for our products and increased downward pricing pressure. It is also possible that the PPACA will result in lower reimbursements for our products. While the PPACA is intended to expand health insurance coverage to uninsured persons in the United States, the impact of any overall increase in access to healthcare on sales of BD’s products remains uncertain.

Efforts to reduce the U.S. federal deficit could adversely affect our results of operations.

As part of the law passed in August 2011 to extend the federal debt limit and reduce government spending, a bipartisan committee was established to identify up to $1.5 trillion in cuts to federal programs. On November 21, 2011, the joint committee announced that it would not reach an agreement by the prescribed deadline, which will trigger an automatic $1.2 trillion in additional spending cuts in the absence of further legislative action. Half of the automatic reductions would come from lowering the caps imposed on domestic discretionary spending and cutting domestic entitlement programs, including reductions in payments to Medicare providers. Government research funding could also be impacted as part of any deficit reduction. Any such reductions in government healthcare spending or research funding could result in reduced demand for our products or additional pricing pressure.

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

As part of our strategy to increase revenue growth, we seek to supplement our internal growth through strategic acquisitions, investments and alliances. Such transactions are inherently risky. The success of any acquisition, investment or alliance may be affected by a number of factors, including our ability to properly assess and value the potential business opportunity or to successfully integrate any business we may acquire into our existing business. There can be no assurance that any past or future transaction will be successful.

The medical technology industry is very competitive.

The medical technology industry is subject to rapid technological changes, and we face significant competition across our product lines and in each market in which our products are sold. We face this competition from a wide range of companies. These include large medical device companies, some of which may have greater financial and marketing resources than we do. We also face competition from firms that are more specialized than we are with respect to particular markets. Other firms engaged in the distribution of medical technology products have become manufacturers of medical devices and instruments as well. In some instances, competitors, including pharmaceutical companies, also offer, or are attempting to develop, alternative therapies for disease states that may be delivered without a medical device. The development of new or improved products, processes or technologies by other companies (such as needle-free injection technology) may render our products or proposed products obsolete or less competitive. In addition, increasing customer demand for more environmentally-friendly products is creating another basis on which BD must compete. The entry into the market of manufacturers located in China and other low-cost manufacturing locations is also creating pricing pressure, particularly in developing markets. Some competitors have also established manufacturing sites or have contracted with suppliers located in these countries as a means to lower their costs. New entrants may also appear, particularly from these low-cost countries.

Consolidation in the healthcare industry could adversely affect BD’s future revenues and operating income.

The medical technology industry has experienced a significant amount of consolidation. As a result of this consolidation, competition to provide goods and services to customers has increased. In addition, group purchasing organizations and integrated health delivery networks have served to concentrate purchasing decisions for some customers, which has also placed pricing pressure on medical device suppliers. Further consolidation in the industry could exert additional pressure on the prices of our products.

The international operations of BD’s business may subject BD to certain business risks.

BD operations outside the United States subject BD to certain risks, including the effects of fluctuations in foreign currency exchange (discussed above); the effects of local economic conditions; changes in foreign regulatory requirements; local product preferences; difficulty in establishing, staffing and managing foreign operations; differing labor regulations; changes in tax laws; potential political instability; trade barriers; weakening or loss of the protection of intellectual property rights in some countries; and restrictions on the transfer of capital across borders. The success of our operations outside the United States will depend, in part, on our ability to acquire or form and maintain alliances with local companies and make necessary infrastructure enhancements to, among other things, our production facilities and distribution networks.

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

BD is a defendant in a number of pending lawsuits, including purported class action lawsuits for, among other things, alleged antitrust violations and patent infringement, and could be subject to additional lawsuits in the future. A more detailed description of these lawsuits is contained in Item 3. Legal Proceedings. Given the uncertain nature of litigation generally, we are not able in all cases to estimate the amount or range of loss that could result from an unfavorable outcome of the litigation to which we are a party. In view of these uncertainties, we could incur charges in excess of any currently established accruals and, to the extent available, excess liability insurance. Any such future charges, individually or in the aggregate, could adversely affect BD’s results of operations and cash flows.

BD is subject to extensive regulation.

BD is subject to extensive regulation by the FDA pursuant to the Federal Food, Drug and Cosmetic Act, by comparable agencies in foreign countries, and by other regulatory agencies and governing bodies. Most of BD’s products must receive clearance or approval from the FDA or counterpart regulatory agencies in other countries before they can be marketed or sold. The process for obtaining marketing approval or clearance may take a significant period of time and require the expenditure of substantial resources, and these have been increasing due to increased requirements from the FDA for supporting data for submissions. The process may also require changes to our products or result in limitations on the indicated uses of the products. Also, governmental agencies may impose new requirements regarding registration, labeling or prohibited materials that may require us to modify or re-register products already on the market or otherwise impact our ability to market our products in those countries. Once clearance or approval has been obtained for a product, there is an obligation to ensure that all applicable FDA and other regulatory requirements continue to be met.

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

Natural disasters (including pandemics), war, terrorism, labor disruptions and international conflicts, and actions taken by the United States and other governments, or by our customers or suppliers, in response to such events, could cause significant economic disruption and political and social instability in the United States and in areas outside of the United States in which we operate. These events could result in decreased demand for our products, adversely affect our manufacturing and distribution capabilities, or increase the costs for or cause interruptions in the supply of materials from our suppliers.

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

BD’s executive offices are located in Franklin Lakes, New Jersey. As of November 1, 2011, BD owned and leased 180 facilities throughout the world comprising approximately 17,081,296 square feet of manufacturing, warehousing, administrative and research facilities. The U.S. facilities, including Puerto Rico, comprise approximately 7,018,934 square feet of owned and 2,416,594 square feet of leased space. The international facilities comprise approximately 6,197,567 square feet of owned and 1,448,201 square feet of leased space. Sales offices and distribution centers included in the total square footage are also located throughout the world.

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

Sites	Corporate	BD Biosciences	BD Diagnostics	BD Medical	Mixed(A)	Total

Leased	3	10	8	59	46	126
Owned	2	6	13	24	9	54
Total	5	16	21	83	55	180
Square feet	1,003,608	1,141,319	2,747,797	7,507,547	4,681,025	17,081,296

(A)	Facilities used by more than one business segment.

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

The international facilities are grouped as follows:

— Europe, which includes facilities in Austria, Belgium, the Czech Republic, Denmark, England, Finland, France, Germany, Greece, Hungary, Ireland, Italy, Kenya, Norway, Poland, Russia, Saudi Arabia, South Africa, Spain, Sweden, Switzerland, Turkey and the United Arab Emirates.

— Japan.

— Asia Pacific, which includes facilities in Australia, China, India, Indonesia, Malaysia, New Zealand, Pakistan, the Philippines, Singapore, South Korea, Taiwan, Thailand and Vietnam.

— Latin America, which includes facilities in Argentina, Brazil, Chile, Colombia, Costa Rica, Mexico, Peru and Venezuela.

— Canada.

Item 3.	Legal Proceedings.

BD is named as a defendant in the following purported class action suits brought on behalf of distributors and other entities that purchase BD’s products (the “Distributor Plaintiffs”), alleging that BD violated federal antitrust laws, resulting in the charging of higher prices for BD’s products to the plaintiffs and other purported class members.

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

On April 27, 2009, BD entered into a settlement agreement with the Distributor Plaintiffs in these actions. The settlement agreement provided for, among other things, the payment by BD of $45 million in exchange for a release by all potential class members of the direct purchaser claims under federal antitrust laws related to the products and acts enumerated in the complaint, and a dismissal of the case with prejudice, insofar as it relates to direct purchaser claims. The release would not cover potential class members that affirmatively opt out of the settlement. On September 30, 2010, the court issued an order denying a motion to approve the settlement agreement, ruling that the Hospital Plaintiffs, and not the Distributor Plaintiffs, are the direct purchasers entitled to pursue damages under the federal antitrust laws for certain sales of BD products. The settlement agreement currently remains in effect, subject to certain termination provisions, and the federal court of appeals has granted the Distributor Plaintiffs’ request to appeal the trial court’s order on an interlocutory basis. BD currently cannot estimate the range of reasonably possible losses with respect to these class action matters beyond the $45 million already accrued and changes to the amount already recognized may be required in the future as additional information becomes available.

In June 2007, Retractable Technologies, Inc. (“RTI”) filed a complaint against BD under the caption Retractable Technologies, Inc. vs. Becton Dickinson and Company (Civil Action No. 2:07-cv-250, U.S. District Court, Eastern District of Texas). RTI alleges that the BD Integratm syringes infringe patents licensed exclusively to RTI. In its complaint, RTI also alleges that BD engaged in false advertising with respect to certain of BD’s safety-engineered products in violation of the Lanham Act; acted to exclude RTI from various product markets and to maintain its market share through, among other things, exclusionary contracts in violation of state and federal antitrust laws; and engaged in unfair competition. In January 2008, the court severed the patent and non-patent claims into separate cases, and stayed the non-patent claims during the pendency of the patent claims at the trial court level. RTI seeks money damages and injunctive relief. On April 1, 2008, RTI filed a complaint against BD under the caption Retractable Technologies, Inc. and Thomas J. Shaw v. Becton Dickinson and Company (Civil Action No. 2:08-cv-141, U.S. District Court, Eastern District of Texas). RTI alleges that the BD Integratm syringes infringe another patent licensed exclusively to RTI. RTI seeks money damages and injunctive relief. On August 29, 2008, the court ordered the consolidation of the patent cases. On November 9, 2009, at a trial of these consolidated cases, the jury rendered a verdict in favor of RTI on all but one of its infringement claims, but did not find any willful infringement, and awarded RTI $5 million in damages. On May 19, 2010, the court granted RTI’s motion for a permanent injunction against the continued sale by BD of its BD Integratm products in their current form, but stayed the injunction for the duration of BD’s appeal. At the same time, the court lifted a stay of RTI’s non-patent claims. On July 8, 2011, the Court of Appeals for the Federal Circuit reversed the District Court judgment that BD’s 3ml Integratm products infringed the asserted RTI patents and affirmed the District Court judgment of infringement against BD’s discontinued 1ml Integratm products. On October 31, 2011, the Federal Circuit Court of Appeals denied RTI’s request for an en banc rehearing. The trial on RTI’s antitrust and false advertising claims is scheduled to begin in February 2012. With respect to RTI’s antitrust and false advertising claims, BD cannot estimate the possible loss or range of possible loss as there are significant legal and factual issues to be resolved. In the event that RTI succeeds at trial and subsequent appeals, however, any potential loss could be material as RTI will likely seek to recover substantial damages including disgorgement of profits and damages under the federal antitrust laws which are trebled. BD believes RTI’s allegations are without merit.

On October 19, 2009, Gen-Probe Incorporated (“Gen-Probe”) filed a patent infringement action against BD in the U.S. District Court for the Southern District of California. The complaint alleges that the BD Vipertm and BD Vipertm XTRtm systems and BD ProbeTectm specimen collection products infringe certain U.S. patents of Gen-Probe. On March 23, 2010, Gen-Probe filed a complaint, also in the U.S. District Court for the Southern District of California, alleging that the BD Maxtm instrument infringes Gen-Probe patents. The patents alleged to be infringed are a subset of the Gen-Probe patents asserted against BD in the October 2009 suit. On June 8, 2010, the Court consolidated these cases. Gen-Probe is seeking monetary damages and injunctive relief. BD currently cannot estimate the range of reasonably possible losses for this matter as the proceedings are in relatively early stages and there are significant issues to be resolved.

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

Name	Age	Position

Edward J. Ludwig	60	Director since 1999; Chairman since February 2002; Chief Executive Officer from January 2000 to October 2011; and President from May 1999 to January 2009.

Vincent A. Forlenza	58	Director and Chief Executive Officer since October 2011; President since January 2009; Chief Operating Officer from July 2010 to October 2011; and Executive Vice President from June 2006 to January 2009.

Donna M. Boles	58	Senior Vice President — Human Resources since June 2006.

Gary M. Cohen	52	Executive Vice President since June 2006.

David V. Elkins	43	Executive Vice President and Chief Financial Officer since December 2008; and Vice President and Chief Financial Officer, North America and Global Marketing, AstraZeneca PLC from April 2006 to December 2008.

William A. Kozy	59	Executive Vice President since June 2006.

William E. Rhodes	57	Senior Vice President, Corporate Strategy and Development since October 2011; President — BD Biosciences from January 2009 to October 2011; and President — BD Biosciences, Cell Analysis from February 2006 to January 2009.

Jeffrey S. Sherman	56	Senior Vice President since June 2006; and General Counsel since January 2004.

Stephen Sichak	54	Senior Vice President, Integrated Supply Chain since January 2009; and President — BD Diagnostics, Preanalytical Systems from October 2004 to January 2009.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

BD’s common stock is listed on the New York Stock Exchange. As of October 31, 2011, there were approximately 8,674 shareholders of record.

Market and Market Prices of Common Stock (per common share)

	2010		2011
By Quarter	High	Low	High	Low

First	$79.72	$66.60	$85.32	$73.67
Second	80.14	74.64	85.64	76.51
Third	79.66	67.45	89.58	83.39
Fourth	74.82	66.89	89.74	73.25

Dividends (per common share)

By Quarter	2010	2011

First	$0.37	$0.41
Second	0.37	0.41
Third	0.37	0.41
Fourth	0.37	0.41

Issuer Purchases of Equity Securities

The table below sets forth certain information regarding BD’s purchases of its common stock during the fiscal quarter ended September 30, 2011.

				Maximum Number
		Average	Total Number of Shares	of Shares that
	Total Number of	Price	Purchased as Part of	May Yet be
For the Three Months Ended	Shares	Paid	Publicly Announced	Purchased Under the
September 30, 2011	Purchased(1)	per Share	Plans or Programs(2)	Plans or Programs

July 1-31, 2011	738,976	$86.61	738,976	30,229,476
August 1-31, 2011	1,268,326	$79.08	1,267,188	28,962,288
September 1-30, 2011	824,538	$77.60	810,975	28,151,313

Total	2,831,840	$80.61	2,817,139	28,151,313

(1)	Includes 14,701 shares purchased during the quarter in open market transactions by the trust relating to BD’s Deferred Compensation and Retirement Benefit Restoration Plan and 1996 Directors’ Deferral Plan, and 0 shares delivered to BD in connection with stock option exercises.

(2)	The repurchases were made pursuant to a repurchase program covering 21 million shares authorized by the Board of Directors on September 28, 2010, for which there is no expiration date. The Board authorized a repurchase program covering 18 million additional shares on July 26, 2011, for which there is no expiration date.

Item 6.	Selected Financial Data.

FIVE-YEAR SUMMARY OF SELECTED FINANCIAL DATA

Becton, Dickinson and Company

	Years Ended September 30
	2011	2010	2009	2008	2007
	Dollars in millions, except per share amounts

Operations
Revenues	7,828.9	7,372.3	6,986.7	6,897.6	6,121.1
Gross Margin	4,091.6	3,829.2	3,675.0	3,540.5	3,174.4
Research and Development Expense	476.5	431.0	404.6	382.6	342.9
Operating Income	1,763.3	1,676.8	1,589.7	1,488.1	1,151.0
Interest Expense (Income), Net	40.8	16.1	7.2	(3.0)	0.2
Income From Continuing Operations Before Income Taxes	1,716.3	1,661.2	1,578.6	1,489.7	1,151.7
Income Tax Provision	451.4	484.8	411.2	411.9	336.6
Income from Continuing Operations	1,264.9	1,176.3	1,167.3	1,077.8	815.1
Net Income	1,271.0	1,317.6	1,231.6	1,127.0	890.0
Basic Earnings Per Share from Continuing Operations	5.72	5.02	4.85	4.41	3.33
Diluted Earnings Per Share from Continuing Operations	5.59	4.90	4.73	4.27	3.20
Dividends Per Common Share	1.64	1.48	1.32	1.14	0.98
Financial Position
Total Current Assets	4,668.3	4,505.3	4,647.0	3,614.7	3,130.6
Total Current Liabilities	1,823.2	1,671.7	1,777.1	1,416.6	1,478.8
Total PPE, Net	3,211.2	3,100.5	2,966.6	2,744.5	2,497.3
Total Assets	10,430.4	9,650.7	9,304.6	7,912.9	7,329.4
Total Long-Term Debt	2,484.7	1,495.4	1,488.5	953.2	955.7
Total Shareholders’ Equity	4,828.2	5,434.6	5,142.7	4,935.6	4,362.0
Book Value Per Common Share	22.48	23.65	21.69	20.30	17.89
Financial Relationships
Gross Profit Margin	52.3%	51.9%	52.6%	51.3%	51.9%
Return on Revenues(C)	16.2%	16.0%	16.7%	15.6%	13.3%
Return on Total Assets(A)(C)	17.9%	18.1%	18.8%	20.0%	16.9%
Return on Equity(C)	24.6%	22.2%	23.2%	23.2%	19.9%
Debt to Capitalization(B)(C)	35.8%	23.7%	26.8%	18.8%	20.9%
Additional Data
Number of Employees	29,400	28,800	29,100	28,300	28,000
Number of Shareholders	8,713	8,887	8,930	8,820	8,896
Average Common and Common Equivalent Shares Outstanding — Assuming Dilution (millions)	226.3	240.1	246.8	252.7	254.8
Depreciation and Amortization	504.1	502.1	464.6	472.0	434.9
Capital Expenditures	515.4	537.3	585.2	595.8	550.2

(A)	Earnings before interest expense and taxes as a percent of average total assets.

(B)	Total debt as a percent of the sum of total debt, shareholders’ equity and non-current deferred income tax liabilities.

(C)	Excludes discontinued operations.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Strategic Objectives

BD remains focused on delivering sustainable growth and shareholder value, while making appropriate investments for the future. BD management operates the business consistent with the following core strategies:

•	To increase revenue growth by focusing on our core products that deliver greater benefits to patients, healthcare workers and researchers;

•	To increase investment in research and development for platform extensions and innovative new products;

•	To make significant investments in growing our emerging markets;

•	To improve operating effectiveness and balance sheet productivity;

•	To drive an efficient capital structure and strong shareholder returns.

Our strategy focuses on four specific areas within healthcare and life sciences:

•	Enabling safer, simpler and more effective parenteral drug delivery;

•	Improving clinical outcomes through new, accurate and faster diagnostics;

•	Providing tools and technologies to the research community that facilitates the understanding of the cell, cellular diagnostics and cell therapy;

•	Enhancing disease management in diabetes, women’s health and cancer, and infection control.

We continue to strive to improve the efficiency of our capital structure and follow these guiding principles:

•	To maintain a solid investment grade rating;

•	To ensure access to the debt market for strategic opportunities;

•	To optimize the cost of capital based on market conditions.

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

Financial Results

Worldwide revenues in 2011 of $7.8 billion increased 6% from the prior year and reflected volume increases of approximately 4%, estimated favorable foreign exchange translation of 3%, and estimated price decreases of just under 1%, reflecting an ongoing downward trend. Worldwide revenue growth was also negatively impacted by about 2 percentage points due to an unfavorable comparison to 2010, which included strong sales related to the H1N1 flu pandemic, supplemental government spending in Japan and economic stimulus research spending in the U.S. We experienced strong international sales of safety-engineered products and strong growth in emerging markets, which was offset, in part, by weaker demand in Western Europe resulting from austerity measures and lower healthcare utilization. Sales in the United States of safety-engineered devices grew 1% to $1.12 billion in 2011 from $1.11 billion in 2010. International sales of safety-engineered devices grew 21% to $755 million in 2011 from $622 million in 2010, which included an estimated 8% of favorable foreign currency translation. International safety-engineered device revenue growth continues to be driven by strong growth in the Medical Segment, with the largest growth in emerging markets, including China and Latin America.

The healthcare industry is facing a challenging economic environment. The current economic conditions and other circumstances have resulted in pricing pressures for some of our products, and we expect this downward pricing trend to continue through fiscal year 2012. In addition, healthcare utilization in the U.S. and Western Europe remains constrained due to decreases in government and private healthcare spending, resulting in less demand for our products, and we also expect these conditions to continue into fiscal 2012. We are also experiencing increased raw material costs. Our anticipated revenue growth over the next three years is expected to come from business growth and expansion among all segments and regions of the world, and the development in each business segment of new products and services that provide increased benefits to patients, healthcare workers and researchers. Our ability to sustain our long-term growth will depend on a number of factors, including our ability to expand our core business (including geographical expansion), develop innovative new products with higher gross profit margins across our business segments, and continue to improve operating efficiency and organizational effectiveness. In addition to the economic conditions in the United States and elsewhere, numerous other factors can affect our ability to achieve these goals including, without limitation, increased competition and healthcare reform initiatives. For example, the U.S. healthcare reform law contains certain tax provisions that will affect BD. The most significant impact is the medical device excise tax, which imposes a 2.3% tax on certain U.S. sales of medical devices, beginning in January 2013. Sales of BD products that we estimate to be subject to this tax represented about 80% of BD’s total U.S. revenues in fiscal year 2011.

Our financial position remains strong, with cash flows from operating activities totaling $1.7 billion in 2011. At September 30, 2011, we had $1.6 billion in cash and equivalents and short-term investments. In 2011, cash outflows relating to acquisitions included the purchase of Carmel Pharma AB (“Carmel Pharma”), a Swedish company that manufactures the BD PhaSeal® System, a closed-system drug transfer device for the safe handling of hazardous drugs that are packaged in vials, for $287 million, net of cash acquired. Cash outflows in 2011 also reflected the acquisition of Accuri Cytometers, Inc. (“Accuri”) a company that develops and manufactures personal flow cytometers for researchers, for $205 million, net of cash acquired. Capital expenditures were $515 million in 2011 as we continue to invest in capacity across our segments to support future growth. BD’s strong cash flow generation also provided the flexibility to continue to return value to our shareholders in the form of share repurchases and dividends. During 2011, we repurchased 18.4 million shares of common stock for $1.5 billion and paid cash dividends to our shareholders totaling $361 million. In November 2011, we issued $500 million of 5-year 1.75% Notes and $1 billion of 10-year 3.125% Notes, as discussed further below.

We face currency exposure each reporting period that arises from translating the results of our worldwide operations to the U.S. dollar at exchange rates that fluctuate from the beginning of such period. From time to time, we purchase forward contracts and options to partially protect against adverse foreign exchange rate movements. Gains or losses on our derivative instruments are largely offset by the gains or losses on the underlying hedged transactions. We do not enter into derivative instruments for trading or speculative purposes. We did not enter into contracts to hedge cash flows in fiscal year 2011 or 2012. The favorable impact of foreign currency on revenues for 2011 reflected favorable foreign currency translation and a favorable comparison resulting from hedge losses recognized in 2010. For further discussion refer to Note 12 to the consolidated financial statements contained in Item 8. Financial Statements and Supplementary Data.

Results of Continuing Operations

Comparisons of income from continuing operations between 2011 and 2010 are affected by the following items that are reflected in our financial results:

•	During the fourth quarter of 2011, we recorded a non-cash pre-tax charge of $9 million, or $0.03 diluted earnings per share from continuing operations, resulting from the discontinuance of a research program within the Diagnostic Systems unit.

•	During the second quarter of 2010, we recorded a non-cash charge of $9 million, or $0.04 diluted earnings per share from continuing operations, related to the elimination of the employer deduction of the Medicare Part D retiree drug subsidy under the U.S. healthcare reform law.

In addition, our 2011 results were unfavorably impacted by the effects of the earthquake and tsunami in Japan that occurred earlier in the year. For the total fiscal year 2011, these events had an estimated unfavorable impact of about $15 million on revenues, and approximately $0.05 diluted earnings per share from continuing operations.

Medical Segment

Medical revenues in 2011 of $4.0 billion increased $211 million, or 5.6%, over 2010, which reflected an estimated impact of favorable foreign currency translation of 3.3%.

The following is a summary of Medical revenues by organizational unit:

				Estimated
				Foreign
			Total	Exchange
	2011	2010	Change	Impact
	(Millions of dollars)

Medical Surgical Systems	$2,082	$2,010	3.6%	3.2%
Diabetes Care	866	786	10.3%	3.5%
Pharmaceutical Systems	1,059	1,001	5.8%	3.4%

Total Revenues*	$4,007	$3,796	5.6%	3.3%

*	Amounts may not add due to rounding.

Revenue growth in the Medical Segment reflected strong growth of Pharmaceutical Systems and international safety-engineered product sales. Revenues of safety-engineered products increased 33.4% internationally, which included an estimated favorable foreign exchange impact of 9.7%. Revenue growth in the Pharmaceutical Systems unit was driven by double-digit growth in the United States, Japan and Latin America. U.S. revenue growth in the Pharmaceutical Systems unit in 2011 was aided by strong sales to companies producing certain generic heparin products. Revenue growth in the Diabetes Care unit resulted primarily from continued strong growth in worldwide pen needle sales. Medical revenues in 2011 also reflected an unfavorable comparison to the prior-year period that included strong sales related to the H1N1 flu pandemic primarily in the first half of the year. We estimate that this unfavorable comparison negatively impacted Medical’s revenue growth rate by approximately 2.2 percentage points.

Medical operating income in 2011 was $1.2 billion, or 29.5% of Medical revenues, as compared with $1.1 billion, or 29.5%, of revenues in 2010. Gross profit margin was higher in the current year than 2010 due to increased sales of products with relatively high gross margins as well as continued manufacturing productivity and lower manufacturing start-up costs. These favorable impacts on gross profit margin were partially offset by increases in certain raw material costs and higher pension costs allocated to the Segment. See further discussion on gross profit margin below. Selling and administrative expense as a percentage of

Medical revenues in 2011 increased to 17.5% of revenues from 17.3% of revenues in 2010, primarily due to the acquisition of Carmel Pharma and unfavorable foreign currency translation, partially offset by continued spending controls. Research and development expenses in 2011 increased $17 million, or 13%, and reflected continued investment in the development of new products and platforms, including new infusion therapy products and new pen needle introductions.

Diagnostics Segment

Diagnostics revenues in 2011 of $2.5 billion increased $161 million, or 7.0%, over 2010, which reflected an estimated impact of favorable foreign currency translation of 3.1%.

The following is a summary of Diagnostics revenues by organizational unit:

				Estimated
				Foreign
			Total	Exchange
	2011	2010	Change	Impact
	(Millions of dollars)

Preanalytical Systems	$1,278	$1,198	6.7%	3.0%
Diagnostic Systems	1,203	1,121	7.3%	3.1%

Total Revenues*	$2,480	$2,319	7.0%	3.1%

*	Amounts may not add due to rounding.

Revenue growth in the Preanalytical Systems unit was driven by sales of safety-engineered products. Sales of safety-engineered products grew 3% in the United States, driven by BD Vacutainertm Push Button Blood Collection Set sales, and 15% internationally, which included an estimated favorable foreign exchange impact of 7%. The Diagnostic Systems unit experienced growth in worldwide sales of its automated diagnostic platforms, including the molecular BD ProbeTectm, BD Vipertm and BD Affirmtm systems, along with solid growth of its BD BACTECtm blood culture and TB systems and the BD Phoenixtm ID/AST platform and its healthcare-associated infections (“HAI”) product offerings. Diagnostics revenues in 2011 also reflected an unfavorable comparison to the prior-year period that included strong sales related to the flu pandemic in 2010. We estimate that this unfavorable comparison negatively impacted Diagnostics’ revenue growth rate by approximately 0.6 percentage points.

Diagnostics operating income in 2011 was $636 million, or 25.7% of Diagnostics revenues, compared with $607 million, or 26.2% of revenues, in 2010. Gross profit margin in the Diagnostics segment was relatively flat as compared to the prior year and reflected favorable foreign currency translation, offset by higher raw material costs, primarily resin. See further discussion on gross profit margin below. Selling and administrative expense as a percentage of Diagnostics revenues increased by 30 basis points in 2011 to 21.5%, primarily due to investments in emerging markets and unfavorable foreign currency translation, partially offset by continued spending controls. Research and development expense increased $13 million, or 9% over 2010 and reflected continued investment in the development of new products and platforms, including the BD MAXtm and new BD Vipertm platforms and menus.

Biosciences Segment

Biosciences revenues in 2011 of $1.3 billion increased $84 million, or 6.7%, over 2010, which reflected an estimated impact of favorable foreign currency translation of 3.5%.

The following is a summary of Biosciences revenues by organizational unit:

				Estimated
				Foreign
			Total	Exchange
	2011	2010	Change	Impact
	(Millions of dollars)

Cell Analysis	$1,024	$951	7.7%	3.4%
Discovery Labware	317	306	3.6%	3.6%

Total Revenues	$1,341	$1,257	6.7%	3.5%

Biosciences revenue growth was primarily driven by instrument and reagent sales in the Cell Analysis unit. The segment’s overall revenue growth was affected by slower growth in sales of Discovery Labware products in the U.S. Revenue growth in 2011 was also negatively impacted by approximately 3.6 percentage points due to an unfavorable comparison to 2010, which included strong sales from U.S. stimulus spending and supplemental spending in Japan.

Biosciences operating income in 2011 was $376 million, or 28.1% of Biosciences revenues, compared with $354 million, or 28.2%, in 2010. The Segment’s operating income in 2011 reflected a higher gross profit margin than 2010 primarily due to the favorable impact of foreign currency translation and higher margins on service revenue. These favorable variances from the prior year were partially offset by amortization of intangibles associated with the acquisition of Accuri and increases in certain raw material costs. See further discussion on gross profit margin below. Selling and administrative expense was 22.1% in 2011 as compared with 21.9% in 2010 and reflected unfavorable foreign currency translation, partially offset by continued spending controls. Research and development spending increased $11 million or 12% and reflected spending on new products and platforms, including the BD FACS Versetm Analyzer and other next generation cell sorters and analyzers.

Geographic Revenues

Revenues in the United States in 2011 of $3.4 billion increased 2%. U.S. revenue growth was negatively impacted by approximately 2.4 percentage points due to an unfavorable comparison to 2010, which included strong sales related to the flu pandemic and stimulus spending. The Medical segment experienced strong sales of Pharmaceutical Systems products in the U.S. Diagnostics revenue growth was driven by solid growth in infectious disease and molecular diagnostic platforms. Revenue growth in the Biosciences segment was driven by the Cell Analysis unit, partially offset by lower sales growth of Discovery Labware products.

International revenues in 2011 of $4.5 billion increased 9.5%, which reflected an estimated impact of favorable foreign currency translation of 5.9%. Overall, international growth was driven by sales in emerging markets, with especially strong performance in Asia Pacific and Latin America, which was partially offset by slower growth in Western Europe. International revenue growth was negatively impacted by about 1.5 percentage points due to an unfavorable comparison to 2010, which included strong sales related to the H1N1 flu pandemic and supplemental spending in Japan. Revenue growth in the Medical Segment was driven by strong sales of safety-engineered products. Diagnostic revenue growth reflected solid growth of Women’s Health and Cancer products within the Diagnostic Systems unit, as governments are expanding programs for cervical cancer screening in developing markets. Biosciences revenue growth was driven by the Cell Analysis unit’s instrument and reagent sales, primarily in emerging markets.

Gross Profit Margin

Gross profit margin was 52.3% in 2011, compared with 51.9% in 2010. Gross profit margin in 2011 reflected estimated favorable impacts of 20 basis points relating to foreign currency translation and 30 basis points relating to operating performance. The favorable impact from operating performance resulted from increased sales of products with relatively higher gross margins, increased productivity and lower manufacturing start-up costs, which were partially offset by increases in resin and other raw material costs and higher pension costs. Gross profit margin in 2011 was also unfavorably impacted by 10 basis points as a result of the amortization of intangibles associated with the Accuri acquisition.

Operating Expenses

Selling and administrative expense in 2011 of $1.9 billion, or 23.7% of revenues, increased $130 million, or 8%, compared with $1.7 billion, or 23.3% of revenues, in 2010. Aggregate expenses reflected $46 million of unfavorable foreign exchange and increases in core spending of $53 million, reflecting funding to expand our business in emerging markets and higher shipping costs. Aggregate expenses also reflected a $6 million charge to bad debt expense related to European receivables, increased pension costs of $13 million and higher acquisition-related expenses of $6 million. Aggregate expenses for the year also included increased spending of $14 million related to our global enterprise resource planning initiative to update our business information systems. These increases were partially offset by a $7 million decrease in the deferred compensation plan liability, as further discussed below.

Research and development (“R&D”) expense in 2011 was $476 million, or 6.1% of revenues, compared with $431 million, or 5.8% of revenues, in 2010. The increase in R&D expenditures includes spending for new products and platforms in each of our segments, as previously discussed. R&D expense also included a non-cash impairment charge of $9 million in 2011 resulting from the discontinuance of a research program within the Diagnostic Systems unit.

Non-Operating Expense and Income

Interest expense in 2011 was $84 million, compared with $51 million in 2010. This increase reflected higher levels of long-term fixed rate debt, partially offset by lower average interest rates on the overall long-term debt portfolio. Interest income was $43 million in 2011, compared with $35 million in 2010. This increase resulted from higher interest rates and levels of investments outside the United States, net of investment losses on assets related to our deferred compensation plan. The related decrease in the deferred compensation plan liability was recorded as a decrease in selling and administrative expenses.

Income Taxes

The effective tax rate in 2011 of 26.3% was lower compared with the 2010 rate of 29.2% and reflected a favorable impact of 1.3 percentage points due to certain tax benefits. These benefits resulted from the retroactive extension of the U.S. research tax credit as well as a European restructuring transaction. In addition, the 2010 rate was unfavorably impacted by 0.6 percentage points from the expiration of the R&D tax credit, and by 0.5 percentage points from the non-cash charge related to healthcare reform impacting Medicare Part D reimbursements.

Income and Diluted Earnings per Share from Continuing Operations

Income from continuing operations and diluted earnings per share from continuing operations in 2011 were $1.3 billion and $5.59, respectively. The charge related to the discontinuance of a research program decreased income from continuing operations in 2011 by $9 million, or $0.03 per share. 2011 earnings also reflected an overall net favorable impact of foreign currency fluctuations of $0.28 per share. Income from continuing operations and diluted earnings per share from continuing operations in 2010 were $1.2 billion and $4.90, respectively. The charge related to healthcare reform decreased income from continuing operations in 2010 by $9 million, or $0.04 per share.

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

Derivative financial instruments are recorded on our balance sheet at fair value. For foreign currency derivatives, market risk is determined by calculating the impact on fair value of an assumed change in foreign exchange rates relative to the U.S. dollar. Fair values were estimated based upon observable inputs, specifically spot currency rates and foreign currency prices for similar assets and liabilities. With respect to the derivative instruments outstanding at September 30, 2011, a 10% appreciation of the U.S. dollar over a one-year period would decrease pre-tax earnings by $23 million, while a 10% depreciation of the U.S. dollar would increase pre-tax earnings by $23 million. Comparatively, considering our derivative instruments outstanding at September 30, 2010, a 10% appreciation of the U.S. dollar over a one-year period would have decreased pre-tax earnings by $30 million, while a 10% depreciation of the U.S. dollar would have increased pre-tax earnings by $30 million. These calculations do not reflect the impact of exchange gains or losses on the underlying transactions that would substantially offset the results of the derivative instruments.

Interest Rate Risk

Our primary interest rate exposure results from changes in short-term U.S. dollar interest rates. Our debt and interest-bearing investments at September 30, 2011 are substantially all U.S. dollar-denominated. Therefore, transaction and translation exposure relating to such instruments is minimal. When managing interest rate exposures, we strive to achieve an appropriate balance between fixed and floating rate instruments. We may enter into interest rate swaps to help maintain this balance and manage debt and interest-bearing investments in tandem, since these items have an offsetting impact on interest rate exposure. For interest rate derivative instruments, fair values are provided by the financial institutions that are counterparties to these arrangements. Market risk for these instruments is determined by calculating the impact to fair value of an assumed change in interest rates across all maturities. A change in interest rates on short-term debt and interest-bearing investments impacts our earnings and cash flow, but not the fair value of these instruments because of their limited duration. A change in interest rates on long-term debt is assumed to impact the fair value of the debt, but not our earnings or cash flow because the interest on such obligations is fixed. Based on our overall interest rate exposure at September 30, 2011 and 2010, a change of 10% in interest rates would not have a material effect on our earnings or cash flows over a one-year period. An increase of 10% in interest rates would decrease the aggregate fair value of our long-term debt and related fair value hedges at September 30, 2011 and 2010 by approximately $90 million and $56 million, respectively. A 10% decrease in interest rates would increase the aggregate fair value of these same financial instruments at September 30, 2011 and 2010 by approximately $96 million and $59 million, respectively.

Liquidity and Capital Resources

Net Cash Flows from Continuing Operating Activities

Net cash provided by continuing operating activities in 2011 was $1.7 billion, unchanged from 2010. The change in operating assets and liabilities resulted from a net use of cash and primarily reflected higher levels of inventory and prepaid expenses. Net cash provided by continuing operating activities in 2010 was reduced by discretionary cash contributions to the U.S. pension plan of $175 million. An additional discretionary cash contribution of $100 million was made to the U.S. pension plan in October 2011.

Net Cash Flows from Continuing Investing Activities

Capital Expenditures

Our investments in capital expenditures are focused on projects that enhance our cost structure and manufacturing capabilities and support our strategy of geographic expansion with select investments in growing markets. Capital expenditures were $515 million in 2011, compared with $537 million in 2010. Capital spending for the Medical, Diagnostics and Biosciences segments in 2011 was $367 million, $93 million and $37 million, respectively, and related primarily to manufacturing capacity expansions.

Acquisitions of Businesses

Cash outflows relating to acquisitions of $492 million in 2011 were comprised of $287 million associated with the acquisition of Carmel Pharma and $205 million associated with the acquisition of Accuri. For further discussion, refer to Note 9 to the consolidated financial statements contained in Item 8, Financial Statements and Supplementary Data.

Net Cash Flows from Continuing Financing Activities

Debt Issuances and Payments of Obligations

On November 8, 2010, we issued $700 million of 10-year 3.25% Notes and $300 million of 30-year 5.00% Notes. Short-term debt decreased to 9% of total debt at the end of 2011, from 12% at the end of 2010. Floating rate debt was 16% of total debt at the end of 2011 and 24% at the end of 2010. Our weighted average cost of total debt at the end of 2011 was 4.9%, up from 4.6% at the end of 2010. Debt-to-capitalization (ratio of total debt to the sum of total debt, shareholders’ equity and net non-current deferred income tax liabilities) at September 30, 2011 was 35.8% compared with 23.7% at September 30, 2010.

On November 3, 2011, we issued $500 million of 5-year 1.75% Notes and $1 billion of 10-year 3.125% Notes. The net proceeds from these issuances are expected to be used for repurchases of our common stock and other general corporate purposes, which may include funding for working capital, capital expenditures, and acquisitions.

Repurchase of Common Stock

We repurchased approximately 18.4 million shares of our common stock for $1.5 billion in 2011 and 10.1 million shares for $750 million in 2010. In July 2011, our Board of Directors authorized the repurchase of an additional 18 million of our common shares. When combined with the remaining shares under the September 2010 Board of Directors’ repurchase authorization, a total of approximately 28 million common shares remain available for purchase at September 30, 2011. We plan on share repurchases of $1.5 billion in 2012, subject to market conditions. Such repurchases are expected to be funded primarily by the newly-issued debt in November 2011, as discussed further above.

Cash and Short-term Investments

At September 30, 2011, total worldwide cash and short-term investments were $1.56 billion, of which $1.34 billion was held in jurisdictions outside of the United States. We regularly review the amount of cash and short-term investments held outside the United States and currently intend to use most of such amounts to fund our international operations and their growth initiatives. However, if these amounts were moved out of these jurisdictions or repatriated to the United States, there could be tax consequences.

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

Credit Facilities

We have in place a commercial paper borrowing program that is available to meet our short-term financing needs, including working capital requirements. Borrowings outstanding under this program were $200 million at September 30, 2011. We maintain a $1 billion syndicated credit facility in order to provide backup support for our commercial paper program and for other general corporate purposes. This credit facility expires in December 2012 and includes a single financial covenant that requires BD to maintain an interest expense coverage ratio (ratio of earnings before income taxes, depreciation and amortization to interest expense) of not less than 5-to-1 for the most recent four consecutive fiscal quarters. On the last eight measurement dates, this ratio had ranged from 19-to-1 to 29-to-1. There were no borrowings outstanding under this facility at September 30, 2011. In addition, we have informal lines of credit outside the United States.

Access to Capital and Credit Ratings

Our ability to generate cash flow from operations, issue debt, enter into other financing arrangements and attract long-term capital on acceptable terms could be adversely affected in the event there was a material decline in the demand for our products, deterioration in our key financial ratios or credit ratings, or other significantly unfavorable changes in conditions.

BD’s credit ratings at September 30, 2011 were as follows:

	Standard & Poor’s	Moody’s

Ratings:
Senior Unsecured Debt	AA−	A2
Commercial Paper	A-1+	P-1
Outlook	Stable	Stable

Upon review of our plans for the November 2011 debt issuance, Standard & Poor’s lowered BD’s Senior Unsecured Debt rating to A+ and its Commercial Paper rating to A-1, while affirming a rating outlook for BD of “Stable”. At the same time, Moody’s affirmed its Senior Unsecured Debt rating of A2 and Commercial Paper rating of P-1, but lowered its rating outlook for BD to “Negative”.

While further deterioration in our credit ratings would increase the costs associated with maintaining and borrowing under its existing credit arrangements, such a downgrade would not affect our ability to draw on these credit facilities, nor would it result in an acceleration of the scheduled maturities of any outstanding debt. We believe that given our debt ratings, our conservative financial management policies, our ability to generate cash flow and the non-cyclical, geographically diversified nature of our businesses, we would have access to additional short-term and long-term capital should the need arise.

Contractual Obligations

In the normal course of business, we enter into contracts and commitments that obligate us to make payments in the future. The table below sets forth BD’s significant contractual obligations and related scheduled payments:

			2013 to	2015 to	2017 and
	Total	2012	2014	2016	Thereafter
	(Millions of dollars)

Short-term debt	$235	$235	$—	$—	$—
Long-term debt(A)	4,153	117	432	221	3,383
Operating leases	217	47	74	51	45
Purchase obligations(B)	506	286	184	36	—
Unrecognized tax benefits(C)	—	—	—	—	—

Total(D)	$5,111	$685	$690	$308	$3,428

(A)	Long-term debt obligations include expected principal and interest obligations, including interest rate swaps. The interest rate forward curve at September 30, 2011 was used to compute the amount of the contractual obligation for variable rate debt instruments and swaps.

(B)	Purchase obligations are for purchases made in the normal course of business to meet operational and capital requirements.

(C)	Unrecognized tax benefits at September 30, 2011 of $112 million were all long-term in nature. Due to the uncertainty related to the timing of the reversal of these tax positions, the related liability has been excluded from the table.

(D)	Required funding obligations for 2012 relating to pension and other postretirement benefit plans are not expected to be material. In October 2011, a discretionary cash contribution of $100 million was made to the U.S. pension plan.

2010 Compared With 2009

Results of Continuing Operations

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

Revenue growth in the Cell Analysis unit reflected increased demand for instruments and reagents and was aided by stimulus programs in the U.S. as well as supplemental funding in Japan. Revenue growth in the Discovery Labware unit reflected increased sales to major biopharmaceutical customers, offset by reduced private label sales compared with 2009.

Biosciences operating income in 2010 was $354 million, or 28.2% of Biosciences revenues, compared with $362 million, or 30.1%, in 2009. The decrease in operating income, as a percentage of revenues, reflects lower gross profit from the unfavorable impact of hedge losses, partially offset by the favorable impact of foreign currency translation. Selling and administrative expense was 21.9% in 2010 as compared with 21.6% in 2009 and reflected new direct selling programs and inflationary factors. Research and development expense increased $10 million, or 11%, and reflected spending on new product development and advanced technology.

Geographic Revenues

Revenues in the United States in 2010 of $3.3 billion increased 5%. Overall, growth was led by sales of safety-engineered products, which increased 5% to $1.11 billion from $1.06 billion in 2009, as well as sales of Diabetes Care products. Revenue growth also reflected sales of immunocytometry instruments and reagents, aided by stimulus programs in the U.S.

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

Cash outflows relating to acquisitions of $281 million in 2010 primarily related to a cash outflow of $275 million associated with the acquisition of HandyLab, Inc. For further discussion refer to Note 9 to the consolidated financial statements contained in Item 8, Financial Statements and Supplementary Data.

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

Revenue Recognition

Revenue from product sales is typically recognized when all of the following criteria have been met: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; product price is fixed or determinable; and collection of the resulting receivable is reasonably assured.

For certain instruments sold from the Biosciences segment, we recognize revenue upon installation at a customer’s site, as installation of these instruments is considered a significant post-delivery obligation. For certain sales arrangements, primarily in the U.S., with multiple deliverables, revenue and cost of products sold are recognized at the completion of each deliverable: shipment, installation and training. These sales agreements are divided into separate units of accounting and revenue is recognized upon the completion of each deliverable based on its relative selling price. The relative selling prices of installation and training are determined based on the prices at which these deliverables would be regularly sold on a standalone basis. The relative selling prices of instruments are based on estimated selling prices. These estimates represent the quoted sales contract price in each arrangement.

BD’s domestic businesses sell products primarily to distributors who resell the products to end-user customers. We provide rebates to distributors that sell to end-user customers at prices determined under a contract between BD and the end-user customer. Provisions for rebates, which are based on historical information for all rebates that have not yet been processed, as well as sales discounts and returns, are accounted for as a reduction of revenues when revenue is recognized.

Impairment of Assets

Goodwill and in-process research and development assets are subject to impairment reviews at least annually, or whenever indicators of impairment arise. Intangible assets with finite lives, including core and developed technology, and other long-lived assets, are periodically reviewed for impairment when impairment indicators are present.

We assess goodwill for impairment at the reporting unit level, which is defined as an operating segment or one level below an operating segment, referred to as a component. Our reporting units generally represent one level below reporting segments and we aggregate components within an operating segment that have similar economic characteristics. For our 2011 annual impairment assessment, we identified six reporting units. Potential impairment of goodwill is identified by comparing the fair value of a reporting unit with its carrying value. Our annual goodwill impairment test for 2011 did not result in any impairment charges, as the fair value of each reporting unit exceeded its carrying value.

We generally use the income approach to derive the fair value for impairment assessments. This approach calculates fair value by estimating future cash flows attributable to the assets and then discounting these cash flows to a present value using a risk-adjusted discount rate. We selected this method because we believe the income approach most appropriately measures our income producing assets. This approach requires significant management judgment with respect to future volume, revenue and expense growth rates, changes in working capital use, appropriate discount rates and other assumptions and estimates. The estimates and assumptions used are consistent with BD’s business plans. The use of alternative estimates and assumptions could increase or decrease the estimated fair value of the asset, and potentially result in different impacts to BD’s results of operations. Actual results may differ from management’s estimates.

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

BD conducts business and files tax returns in numerous countries and currently has tax audits in progress in a number of tax jurisdictions. In evaluating the exposure associated with various tax filing positions, we record accruals for uncertain tax positions based on the technical support for the positions, our past audit experience with similar situations, and the potential interest and penalties related to the matters. BD’s effective tax rate in any given period could be impacted if, upon resolution with taxing authorities, we prevailed in positions for which reserves have been established, or we were required to pay amounts in excess of established reserves.

Deferred taxes are not provided on undistributed earnings of foreign subsidiaries that are indefinitely reinvested. At September 30, 2011, the cumulative amount of such undistributed earnings indefinitely reinvested outside the United States was $3.8 billion. The determination of the amount of the unrecognized deferred tax liability related to the undistributed earnings is not practicable because of the complexities associated with its hypothetical calculation.

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

The discount rate is selected each year based on investment grade bonds and other factors as of the measurement date (September 30). For the U.S. pension plan, we will use a discount rate of 4.9% for 2012, which was based on an actuarially-determined, company-specific yield curve. The rate selected is used to measure liabilities as of the measurement date and for calculating the following year’s pension expense. The expected long-term rate of return on plan assets assumption, although reviewed each year, changes less frequently due to the long-term nature of the assumption. This assumption does not impact the measurement of assets or liabilities as of the measurement date; rather, it is used only in the calculation of pension expense. To determine the expected long-term rate of return on pension plan assets, we consider many factors, including our historical assumptions compared with actual results; benchmark data; expected returns on various plan asset classes, as well as current and expected asset allocations. We will use a long-term expected rate of return on plan assets assumption of 7.75% for the U.S. pension plan in 2012. We believe our discount rate and expected long-term rate of return on plan assets assumptions are appropriate based upon the above factors.

Sensitivity to changes in key assumptions for our U.S. pension and other postretirement plans are as follows:

•	Discount rate — A change of plus (minus) 25 basis points, with other assumptions held constant, would have an estimated $8 million favorable (unfavorable) impact on the total U.S. net pension and other postretirement benefit plan cost.

•	Expected return on plan assets — A change of plus (minus) 25 basis points, with other assumptions held constant, would have an estimated $2 million favorable (unfavorable) impact on U.S. pension plan cost.

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

•	The current conditions in the global economy and financial markets, and the potential adverse effect on the cost of operating our business, the demand for our products and services, prices for our products and services due to increases in pricing pressure, or our ability to produce our products, including the impact on developing countries. Also, the increase in sovereign debt during the financial crisis as a result of governmental intervention in the world economy poses additional risks to the global financial system and economic recovery. We sell to government-owned or government-supported healthcare and research facilities, and any governmental austerity programs or other adverse change in the availability of government funding in these countries, particularly in Western Europe, could result in less demand for our products and additional pricing pressures, as well as create potential collection risks associated with such sales.

•	The consequences of the healthcare reform in the United States, which implemented an excise tax on U.S. sales of certain medical devices, and which could result in reduced demand for our products, increased pricing pressures or otherwise adversely affect BD’s business.

•	Future healthcare reform in the countries in which we do business may also involve changes in government pricing and reimbursement policies or other cost containment reforms.

•	Changes in domestic and foreign healthcare industry practices that result in a reduction in procedures using our products or increased pricing pressures, including the continued consolidation among healthcare providers and trends toward managed care and healthcare cost containment (including changes in reimbursement practices by third party payors).

•	Our ability to penetrate developing and emerging markets, which also depends on economic and political conditions and how well we are able to acquire or form strategic business alliances with local companies and make necessary infrastructure enhancements to production facilities, distribution networks, sales equipment and technology.

•	Regional, national and foreign economic factors, including inflation, deflation, and fluctuations in interest rates and, in particular, foreign currency exchange rates, and the potential effect on our revenues, expenses, margins and credit ratings.

•	New or changing laws and regulations affecting our domestic and foreign operations, or changes in enforcement practices, including laws relating to trade, monetary and fiscal policies, taxation (including tax reforms that could adversely impact multinational corporations), sales practices, price controls and licensing and regulatory requirements for new products and products in the postmarketing phase. In particular, the U.S. and other countries may impose new requirements regarding registration, labeling or prohibited materials that may require us to re-register products already on the market or otherwise impact our ability to market our products. Environmental laws, particularly with respect to the emission of greenhouse gases, are also becoming more stringent throughout the world, which may increase our costs of operations or necessitate changes in our manufacturing plants or processes or those of our suppliers, or result in liability to BD.

•	Product efficacy or safety concerns regarding our products resulting in product recalls, regulatory action on the part of the U.S. Food and Drug Administration (FDA) or foreign counterparts, declining sales and product liability claims, particularly in light of the current regulatory environment, including increased enforcement activity by the FDA.

•	Competitive factors that could adversely affect our operations, including new product introductions (for example, new forms of drug delivery) by our current or future competitors, increased pricing pressure due to the impact of low-cost manufacturers as certain competitors have established manufacturing sites or have contracted with suppliers in low-cost manufacturing locations as a means to lower their costs, patents attained by competitors (particularly as patents on our products expire), and new entrants into our markets.

•	The effects of events that adversely impact our ability to manufacture our products (particularly where production of a product line is concentrated in one or more plants) or our ability to source materials or components from suppliers that are needed for such manufacturing, including pandemics, natural disasters, environmental factors or cyber attacks.

•	Fluctuations in the cost and availability of oil-based resins and other raw materials, as well as certain sub-assemblies and finished goods, the ability to maintain favorable supplier arrangements and relationships (particularly with respect to sole-source suppliers), and the potential adverse effects of any disruption in the availability of such items.

•	Difficulties inherent in product development, including the potential inability to successfully continue technological innovation, complete clinical trials, obtain regulatory approvals in the United States and abroad, obtain coverage and adequate reimbursement for new products, or gain and maintain market approval of products, as well as the possibility of infringement claims by competitors with respect to patents or other intellectual property rights, all of which can preclude or delay commercialization of a product. Delays in obtaining necessary approvals or clearances from the FDA or other regulatory agencies or changes in the regulatory process (including potential 510(k) reforms) may also delay product launches and increase development costs.

•	Fluctuations in the demand for products we sell to pharmaceutical companies that are used to manufacture, or are sold with, the products of such companies, as a result of funding constraints, consolidation or otherwise.

•	Fluctuations in university or U.S. and international governmental funding and policies for life sciences research.

•	Our ability to achieve our projected level or mix of product sales. Our earnings forecasts are based on projected volumes and sales of many product types, some of which are more profitable than others.

•	Our ability to implement our ongoing upgrade of our enterprise resource planning system, as any delays or deficiencies in the design and implementation of our upgrade could adversely affect our business.

•	Pending and potential future litigation or other proceedings adverse to BD, including antitrust claims, product liability claims and patent infringement claims, and the availability or collectibility of insurance relating to any such claims.

•	The effect of adverse media exposure or other publicity regarding BD’s business or operations, including the effect on BD’s reputation or demand for its products.

•	The effects, if any, of governmental and media activities regarding the business practices of group purchasing organizations, which negotiate product prices on behalf of their member hospitals with BD and other suppliers.

•	The effect of market fluctuations on the value of assets in BD’s pension plans and on actuarial interest rate and asset return assumptions, which could require BD to make additional contributions to the plans or increase our pension plan expense.

•	Political conditions in international markets, including civil unrest, terrorist activity, governmental changes, restrictions on the ability to transfer capital across borders and expropriation of assets by a government, including the recent civil unrest in parts of the Middle East.

•	The impact of business combinations, including any volatility in earnings relating to acquired in-process research and development assets, and our ability to successfully integrate any business we may acquire.

•	Our ability to obtain the anticipated benefits of restructuring programs, if any, that we may undertake.

•	Issuance of new or revised accounting standards by the Financial Accounting Standards Board or the Securities and Exchange Commission.

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

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Act of 1934. Management conducted an assessment of the effectiveness of internal control over financial reporting based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment and those criteria, management concluded that internal control over financial reporting was effective as of September 30, 2011.

The financial statements and internal control over financial reporting have been audited by Ernst & Young LLP, an independent registered public accounting firm. Ernst & Young’s reports with respect to fairness of the presentation of the statements, and the effectiveness of internal control over financial reporting, are included herein.

Vincent A. Forlenza	David V. Elkins	William A. Tozzi
Chief Executive Officer and President	Executive Vice President and Chief Financial Officer	Senior Vice President and Controller

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of
Becton, Dickinson and Company

We have audited the accompanying consolidated balance sheets of Becton, Dickinson and Company as of September 30, 2011 and 2010, and the related consolidated statements of income, comprehensive income, and cash flows for each of the three years in the period ended September 30, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Becton, Dickinson and Company at September 30, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 2011, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Becton, Dickinson and Company’s internal control over financial reporting as of September 30, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 23, 2011 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

New York, New York
November 23, 2011

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of
Becton, Dickinson and Company

We have audited Becton, Dickinson and Company’s internal control over financial reporting as of September 30, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Becton, Dickinson and Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Becton, Dickinson and Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Becton, Dickinson and Company as of September 30, 2011 and 2010, and the related consolidated statements of income, comprehensive income, and cash flows for each of the three years in the period ended September 30, 2011 of Becton, Dickinson and Company, and our report dated November 23, 2011 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

New York, New York
November 23, 2011

Becton, Dickinson and Company

Consolidated Statements of Income

	Years Ended September 30
	2011	2010	2009
	Thousands of dollars, except per share amounts

Operations
Revenues	$7,828,904	$7,372,333	$6,986,722
Cost of products sold	3,737,352	3,543,183	3,311,676
Selling and administrative expense	1,851,774	1,721,356	1,680,797
Research and development expense	476,496	430,997	404,567

Total Operating Costs and Expenses	6,065,622	5,695,536	5,397,040

Operating Income	1,763,282	1,676,797	1,589,682
Interest expense	(84,019)	(51,263)	(40,389)
Interest income	43,209	35,129	33,148
Other (expense) income, net	(6,209)	497	(3,850)

Income From Continuing Operations
Before Income Taxes	1,716,263	1,661,160	1,578,591
Income tax provision	451,411	484,820	411,246

Income from Continuing Operations	1,264,852	1,176,340	1,167,345

Income from Discontinued Operations
Net of income tax provision of $792, $40,703 and $19,975	6,142	141,270	64,258

Net Income	$1,270,994	$1,317,610	$1,231,603

Basic Earnings per Share
Income from Continuing Operations	$5.72	$5.02	$4.85
Income from Discontinued Operations	$0.03	$0.60	$0.27

Basic Earnings per Share	$5.75	$5.62	$5.12

Diluted Earnings per Share
Income from Continuing Operations	$5.59	$4.90	$4.73
Income from Discontinued Operations	$0.03	$0.59	$0.26

Diluted Earnings per Share	$5.62	$5.49	$4.99

See notes to consolidated financial statements

Becton, Dickinson and Company

Consolidated Statements of Comprehensive Income

	Years Ended September 30
	2011	2010	2009
	Thousands of dollars

Net Income	$1,270,994	$1,317,610	$1,231,603

Other Comprehensive (Loss) Income, Net of Tax
Foreign currency translation adjustments	(117,083)	330	29,358
Defined benefit pension and postretirement plans	(62,228)	(130,461)	(242,478)
Unrealized gain on investments, net of amounts recognized	420	—	41
Unrealized (loss) gain on cash flow hedges, net of amounts realized	(33,200)	44,884	(82,073)

Other Comprehensive Loss, Net of Tax	(212,091)	(85,247)	(295,152)

Comprehensive Income	$1,058,903	$1,232,363	$936,451

See notes to consolidated financial statements

Becton, Dickinson and Company

Consolidated Balance Sheets

	September 30
	2011	2010
	Thousands of dollars, except
	per share amounts and
	numbers of shares

ASSETS
Current Assets
Cash and equivalents	$1,175,282	$1,215,989
Short-term investments	388,031	528,206
Trade receivables, net	1,228,637	1,205,377
Inventories	1,244,972	1,145,337
Prepaid expenses, deferred taxes and other	631,409	410,341

Total Current Assets	4,668,331	4,505,250
Property, Plant and Equipment, Net	3,211,197	3,100,492
Goodwill	991,121	763,961
Core and Developed Technology, Net	380,899	310,783
Other Intangibles, Net	417,636	227,857
Capitalized Software, Net	316,634	254,761
Other	444,610	487,590

Total Assets	$10,430,428	$9,650,694

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Short-term debt	$234,932	$202,758
Accounts payable	304,836	325,402
Accrued expenses	795,224	661,112
Salaries, wages and related items	477,198	453,605
Income taxes	11,038	28,796

Total Current Liabilities	1,823,228	1,671,673
Long-Term Debt	2,484,665	1,495,357
Long-Term Employee Benefit Obligations	1,068,483	899,109
Deferred Income Taxes and Other	225,877	149,975
Commitments and Contingencies	—	—
Shareholders’ Equity
Common stock — $1 par value: authorized — 640,000,000 shares; issued — 332,662,160 shares in 2011 and 2010	332,662	332,662
Capital in excess of par value	1,793,160	1,624,768
Retained earnings	9,633,584	8,724,228
Deferred compensation	18,875	17,164
Common stock in treasury — at cost — 117,844,159 shares in 2011 and 102,845,609 shares in 2010	(6,280,106)	(4,806,333)
Accumulated other comprehensive loss	(670,000)	(457,909)

Total Shareholders’ Equity	4,828,175	5,434,580

Total Liabilities and Shareholders’ Equity	$10,430,428	$9,650,694

See notes to consolidated financial statements

Becton, Dickinson and Company

Consolidated Statements of Cash Flows

	Years Ended September 30
	2011	2010	2009
	Thousands of dollars

Operating Activities
Net income	$1,270,994	$1,317,610	$1,231,603
Less: Income from discontinued operations, net	6,142	141,270	64,258

Income from continuing operations, net	1,264,852	1,176,340	1,167,345
Adjustments to income from continuing operations to derive net cash provided by continuing operating activities, net of amounts acquired:
Depreciation and amortization	504,089	502,113	464,604
Share-based compensation	73,363	79,374	86,574
Deferred income taxes	30,047	28,055	60,041
Change in operating assets and liabilities:
Trade receivables, net	(26,515)	(73,933)	(81,530)
Inventories	(117,539)	(116,500)	(91,462)
Prepaid expenses, deferred taxes and other	(237,953)	(34,340)	(22,059)
Accounts payable, income taxes and other liabilities	128,738	156,023	123,576
Pension obligation	80,837	(102,967)	(68,574)
Other, net	12,611	44,852	19,971

Net Cash Provided by Continuing Operating Activities	1,712,530	1,659,017	1,658,486

Investing Activities
Capital expenditures	(515,385)	(537,306)	(585,196)
Capitalized software	(89,872)	(95,159)	(109,588)
Change in short-term investments	120,445	34,550	(338,228)
Sales of long-term investments	1,144	963	840
Acquisitions of businesses, net of cash acquired	(492,081)	(281,367)	—
Divestiture of businesses	—	259,990	51,022
Other, net	(63,588)	(81,636)	(85,900)

Net Cash Used for Continuing Investing Activities	(1,039,337)	(699,965)	(1,067,050)

Financing Activities
Change in short-term debt	34,251	(200,193)	1,196
Proceeds from long-term debt	991,265	—	739,232
Payments of debt	(35)	(76)	(311)
Repurchase of common stock	(1,500,001)	(750,000)	(550,006)
Issuance of common stock and other, net	84,148	50,093	32,403
Excess tax benefit from payments under share-based compensation plans	37,189	23,202	14,667
Dividends paid	(361,199)	(345,713)	(316,877)

Net Cash Used for Continuing Financing Activities	(714,382)	(1,222,687)	(79,696)

Discontinued Operations:
Net cash provided by operating activities	3,470	85,251	58,329
Net cash used for investing activities	(173)	(5,661)	(5,912)

Net Cash Provided by Discontinued Operations	3,297	79,590	52,417

Effect of exchange rate changes on cash and equivalents	(2,815)	5,790	(390)

Net (Decrease) Increase in Cash and Equivalents	(40,707)	(178,255)	563,767
Opening Cash and Equivalents	1,215,989	1,394,244	830,477

Closing Cash and Equivalents	$1,175,282	$1,215,989	$1,394,244

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

Property, Plant and Equipment

Property, plant and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization are principally provided on the straight-line basis over estimated useful lives, which range from 20 to 45 years for buildings, four to 12 years for machinery and equipment and one to 20 years for leasehold improvements. Depreciation and amortization expense was $348,522, $347,402 and $312,321 in fiscal 2011, 2010 and 2009, respectively.

Goodwill and Other Intangible Assets

Goodwill, core and developed technology, and in-process research and development assets arise from acquisitions. Goodwill is reviewed at least annually for impairment. Goodwill is assessed for impairment at the reporting unit level, which is defined as an operating segment or one level below an operating segment, referred to as a component. The Company’s reporting units generally represent one level below reporting segments, and components within an operating segment that have similar economic characteristics are aggregated. Potential impairment of goodwill is identified by comparing the fair value of a reporting unit, estimated using an income approach, with its carrying value. The annual impairment review performed in fiscal year 2011 indicated that all six identified reporting units’ fair values exceeded their respective carrying values.

The review for impairment of in-process research and development assets, as well as core and developed technology assets, compares the fair value of the technology or project assets, estimated using an income approach, with their carrying value. In-process research and development assets are considered indefinite-lived assets until projects are completed or abandoned, and these assets are reviewed at least annually for impairment. Core and developed technology assets are amortized over periods ranging from 15 to 20 years, using the straight-line method, and are periodically reviewed for impairment when impairment indicators are present.

Other intangibles with finite useful lives, which include patents, are amortized over periods principally ranging from one to 40 years, using the straight-line method. These intangibles, including core and developed

Becton, Dickinson and Company

Notes to Consolidated Financial Statements — (Continued)

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

Capitalized Software

Capitalized software, including costs for software developed or obtained for internal use, is stated at cost, less accumulated amortization. Amortization expense is principally provided on the straight-line basis over estimated useful lives, which do not exceed 10 years. The current balance primarily includes capital software investments related to a global enterprise resource planning initiative to upgrade the Company’s business information systems. Amortization for this project has not commenced because the program has not yet been placed in service. Amortization expense related to capitalized software was $23,173, $32,181 and $46,485 for 2011, 2010 and 2009, respectively.

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

Revenue Recognition

Revenue from product sales is typically recognized when all of the following criteria have been met: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; product price is fixed or determinable; collection of the resulting receivable is reasonably assured. The Company recognizes revenue for certain instruments sold from the Biosciences segment upon installation at a customer’s site, as installation of these instruments is considered a significant post-delivery obligation. For certain instrument sales arrangements, primarily in the U.S., with multiple deliverables, revenue and cost of products sold are recognized at the completion of each deliverable: instrument shipment, installation and training. Installation and training typically occur within one month after an instrument is shipped. These sales agreements are divided into separate units of accounting and revenue is recognized upon the completion of each deliverable based on its relative selling price. The relative selling prices of installation and training are determined based on the prices at which these deliverables would be regularly sold on a standalone basis. The relative selling prices of instruments are based on estimated selling prices. These estimates represent the quoted sales contract price in each arrangement.

The Company’s domestic businesses sell products primarily to distributors that resell the products to end-user customers. Rebates are provided to distributors that sell to end-user customers at prices determined under a contract between the Company and the end-user customer. Provisions for rebates, as well as sales discounts and returns, are based upon estimates and are accounted for as a reduction of revenues when revenue is recognized.

Shipping and Handling Costs

Shipping and handling costs are included in Selling and administrative expense. Shipping expense was $276,797, $255,765 and $250,941 in 2011, 2010 and 2009, respectively.

Becton, Dickinson and Company

Notes to Consolidated Financial Statements — (Continued)

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

The Company conducts business and files tax returns in numerous countries and currently has tax audits in progress in a number of tax jurisdictions. In evaluating the exposure associated with various tax filing positions, the Company records accruals for uncertain tax positions, based on the technical support for the positions, past audit experience with similar situations, and the potential interest and penalties related to the matters.

The Company maintains valuation allowances where it is more likely than not that all or a portion of a deferred tax asset will not be realized. Changes in valuation allowances are included in the tax provision in the period of change. In determining whether a valuation allowance is warranted, management evaluates factors such as prior earnings history, expected future earnings, carry back and carry forward periods and tax strategies that could potentially enhance the likelihood of the realization of a deferred tax asset.

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

Becton, Dickinson and Company

Notes to Consolidated Financial Statements — (Continued)

Note 2 —	Accounting Changes

In October 2009, the Financial Accounting Standards Board (“FASB”) issued revised revenue recognition guidance affecting the accounting for software-enabled devices and multiple-element arrangements. The revisions expand the scope of multiple-element arrangement guidance to include revenue arrangements containing certain nonsoftware elements and related software elements. Additionally, the revised guidance changes the manner in which separate units of accounting are identified within a multiple-element arrangement and modifies the manner in which transaction consideration is allocated across the separately identified deliverables. The Company adopted the revised revenue recognition guidance for new arrangements it entered into on or after October 1, 2010. The adoption of these new requirements did not significantly impact the Company’s consolidated financial statements.

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

Adoption of New Accounting Standards

In September 2011, the FASB issued revised annual goodwill impairment testing guidance. The revised requirements allow entities to first qualitatively assess whether it is necessary to perform the two-step quantitative goodwill impairment test. Further testing of goodwill for impairment under the quantitative model is required only if an entity determines, through the qualitative assessment, that it is more likely than not that a given reporting unit’s fair value is less than its carrying amount. The revised goodwill impairment testing requirements are effective for fiscal years beginning after December 15, 2011 and early adoption is permitted. The Company intends to apply the revised requirements in its fiscal year 2012 goodwill impairment review processes. No significant impact to the Company’s consolidated financial statements is expected upon adoption of these revised requirements.

Becton, Dickinson and Company

Notes to Consolidated Financial Statements — (Continued)

Note 3 —	Shareholders’ Equity

Changes in certain components of shareholders’ equity were as follows:

	Common	Capital in
	Stock Issued	Excess of	Retained	Deferred	Treasury Stock
	at Par Value	Par Value	Earnings	Compensation	Shares	Amount

Balance at September 30, 2008	$332,662	$1,359,531	$6,838,589	$14,694	(89,584,786)	$(3,532,398)
Net income			1,231,603
Cash dividends:
Common ($1.32 per share)			(317,361)
Common stock issued for:
Share-based compensation plans, net		38,919			2,283,887	11,608
Business acquisitions		1,330			24,110	309
Share-based compensation		86,519
Common stock held in trusts, net				3,212	(91,681)	(3,212)
Repurchase of common stock					(8,211,500)	(550,006)
Other changes		(625)

Balance at September 30, 2009	$332,662	$1,485,674	$7,752,831	$17,906	(95,579,970)	$(4,073,699)
Net income			1,317,610
Cash dividends:
Common ($1.48 per share)			(346,213)
Common stock issued for:
Share-based compensation plans, net		59,866			2,758,391	16,624
Share-based compensation		79,228
Common stock held in trusts, net				(742)	34,790	742
Repurchase of common stock					(10,058,820)	(750,000)

Balance at September 30, 2010	$332,662	$1,624,768	$8,724,228	$17,164	(102,845,609)	$(4,806,333)
Net income			1,270,994
Cash dividends:
Common ($1.64 per share)			(361,638)
Common stock issued for:
Share-based compensation plans, net		95,227			3,432,415	27,939
Share-based compensation		73,165
Common stock held in trusts, net				1,711	3,316	(1,711)
Repurchase of common stock					(18,434,281)	(1,500,001)

Balance at September 30, 2011	$332,662	$1,793,160	$9,633,584	$18,875	(117,844,159)	$(6,280,106)

Common stock held in trusts represents rabbi trusts in connection with deferred compensation under the Company’s employee salary and bonus deferral plan and directors’ deferral plan.

Becton, Dickinson and Company

Notes to Consolidated Financial Statements — (Continued)

The components of Accumulated other comprehensive (loss) income were as follows:

	2011	2010

Foreign currency translation adjustments(A)	$69,694	$186,777
Benefit plans adjustment(B)	(696,624)	(634,396)
Unrealized loss on investments(B)	(161)	(581)
Unrealized losses on cash flow hedges(B)(C)	(42,909)	(9,709)

	$(670,000)	$(457,909)

(A)	Foreign currency translation adjustments that were attributable to goodwill in fiscal years 2011 and 2010 were $(12,525) and $2,044, respectively. The adjustments primarily affected goodwill reported within the Medical segment.

(B)	Amounts are net of tax.

(C)	The unrealized losses on cash flow hedges at September 30, 2009 were $(54,593), net of tax.

The change in foreign currency translation adjustments represented a loss in fiscal year 2011 which is mainly attributable to the weakening of the Euro, as well as certain currencies in Latin America, against the U.S. dollar during fiscal year 2011.

The income tax (benefit) provision recorded in fiscal years 2011, 2010 and 2009 for the unrealized (loss) gain on investments was $(40), $0 and $25, respectively. The income tax (benefit) provision recorded in fiscal years 2011, 2010 and 2009 for cash flow hedges was $(20,348), $27,509 and $(50,302), respectively. The income tax benefit recorded in fiscal years 2011, 2010, 2009 for defined benefit pension, postretirement plans and postemployment plans was $47,575, $67,829 and $146,554, respectively. Income taxes are generally not provided for translation adjustments.

The unrealized (losses) gains on cash flow hedges included in other comprehensive (loss) income for 2011, 2010 and 2009 are net of reclassification adjustments of $0, $(19,512), and $65,012, net of tax, respectively, for realized net hedge gains (losses) recorded to revenues. These amounts had been included in Accumulated other comprehensive (loss) income in prior periods. The tax (benefit) provision associated with these reclassification adjustments in 2011, 2010 and 2009 was $0, $(11,959) and $39,846, respectively.

Note 4 —	Earnings per Share

The weighted average common shares used in the computations of basic and diluted earnings per share (shares in thousands) for the years ended September 30 were as follows:

	2011	2010	2009

Average common shares outstanding	221,175	234,328	240,479
Dilutive share equivalents from share-based plans	5,105	5,808	6,319

Average common and common equivalent shares outstanding — assuming dilution	226,280	240,136	246,798

Note 5 —	Commitments and Contingencies

Commitments

Rental expense for all operating leases amounted to $70,113 in 2011, $65,000 in 2010, and $64,500 in 2009. Future minimum rental commitments on noncancelable leases are as follows: 2012 - $47,516; 2013 — $40,428; 2014 — $33,244; 2015 — $27,721; 2016 — $23,367 and an aggregate of $44,557 thereafter.

Becton, Dickinson and Company

Notes to Consolidated Financial Statements — (Continued)

As of September 30, 2011, the Company has certain future purchase commitments aggregating to approximately $505,586, which will be expended over the next several years.

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

Becton, Dickinson and Company

Notes to Consolidated Financial Statements — (Continued)

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

In June 2007, Retractable Technologies, Inc. (“RTI”) filed a complaint against the Company under the caption Retractable Technologies, Inc. vs. Becton Dickinson and Company (Civil Action No. 2:07-cv-250, U.S. District Court, Eastern District of Texas). RTI alleges that the BD Integratm syringes infringe patents licensed exclusively to RTI. In its complaint, RTI also alleges that the Company engaged in false advertising with respect to certain of the Company’s safety-engineered products in violation of the Lanham Act; acted to exclude RTI from various product markets and to maintain its market share through, among other things, exclusionary contracts in violation of state and federal antitrust laws; and engaged in unfair competition. In January 2008, the court severed the patent and non-patent claims into separate cases, and stayed the non-patent claims during the pendency of the patent claims at the trial court level. RTI seeks money damages and injunctive relief. On April 1, 2008, RTI filed a complaint against BD under the caption Retractable Technologies, Inc. and Thomas J. Shaw v. Becton Dickinson and Company (Civil Action No. 2:08-cv-141, U.S. District Court, Eastern District of Texas). RTI alleges that the BD Integratm syringes infringe another patent licensed exclusively to RTI. RTI seeks money damages and injunctive relief. On August 29, 2008, the court ordered the consolidation of the patent cases. On November 9, 2009, at a trial of these consolidated cases, the jury rendered a verdict in favor of RTI on all but one of its infringement claims, but did not find any willful infringement, and awarded RTI $5,000 in damages. On May 19, 2010, the court granted RTI’s motion for a permanent injunction against the continued sale by the Company of its BD Integratm products in their current form, but stayed the injunction for the duration of the Company’s appeal. At the same time, the court lifted a stay of RTI’s non-patent claims. On July 8, 2011, the Court of Appeals for the Federal Circuit reversed the District Court judgment that the Company’s 3ml BD Integratm products infringed the asserted RTI patents and affirmed the District Court judgment of infringement against the Company’s discontinued 1ml BD Integratm products. On October 31, 2011, the Federal Circuit Court of Appeals denied RTI’s request for an en banc rehearing. The trial on RTI’s antitrust and false advertising claims is scheduled to begin in February 2012. With respect to RTI’s antitrust and false advertising claims, BD cannot estimate the possible loss or range of possible loss as there are significant legal and factual issues to be resolved. In the event that RTI succeeds at trial and subsequent appeals, however, any potential loss could be material as RTI will likely seek to recover substantial damages including disgorgement of profits and damages under the federal antitrust laws which are trebled. BD believes RTI’s allegations are without merit.

On October 19, 2009, Gen-Probe Incorporated (“Gen-Probe”) filed a patent infringement action against BD in the U.S. District Court for the Southern District of California. The complaint alleges that the BD Vipertm and BD Vipertm XTRtm systems and BD ProbeTectm specimen collection products infringe certain U.S. patents of Gen-Probe. On March 23, 2010, Gen-Probe filed a complaint, also in the U.S. District Court

Becton, Dickinson and Company

Notes to Consolidated Financial Statements — (Continued)

for the Southern District of California, alleging that the BD Maxtm instrument infringes Gen-Probe patents. The patents alleged to be infringed are a subset of the Gen-Probe patents asserted against the Company in the October 2009 suit. On June 8, 2010, the Court consolidated these cases. Gen-Probe is seeking monetary damages and injunctive relief. The Company currently cannot estimate the range of reasonably possible losses for this matter as the proceedings are in relatively early stages and there are significant issues to be resolved.

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

The Company’s organizational structure is based upon its three principal business segments: BD Medical (“Medical”), BD Diagnostics (“Diagnostics”) and BD Biosciences (“Biosciences”). These segments are strategic businesses that are managed separately because each one develops, manufactures and markets distinct products and services.

The Medical segment produces a broad array of medical devices that are used in a wide range of healthcare settings. The principal product lines in the Medical segment include needles, syringes and intravenous catheters for medication delivery (including safety-engineered and auto-disable devices); prefilled IV flush syringes; syringes and pen needles for the self-injection of insulin and other drugs used in the treatment of diabetes; prefillable drug delivery devices provided to pharmaceutical companies and sold to end-users as drug/device combinations; regional anesthesia needles and trays; sharps disposal containers; and closed-system transfer devices.

The Diagnostics segment produces products for the safe collection and transport of diagnostic specimens, as well as instrument systems and reagents to detect a broad range of infectious diseases, healthcare-associated infections (“HAIs”) and cancers. The principal products and services in the Diagnostics segment include integrated systems for specimen collection; safety-engineered blood collection products and systems; automated blood culturing systems; molecular testing systems for infectious diseases and women’s health; microorganism identification and drug susceptibility systems; liquid-based cytology systems for cervical cancer screening; rapid diagnostic assays; and plated media.

The Biosciences segment produces research and clinical tools that facilitate the study of cells, and the components of cells, to gain a better understanding of normal and disease processes. The principal product lines in the Biosciences segment include fluorescence-activated cell sorters and analyzers; monoclonal antibodies and kits for performing cell analysis; reagent systems for life science research; cell imaging systems; laboratory products for tissue culture and fluid handling; diagnostic assays; and cell culture media supplements for biopharmaceutical manufacturing.

The Company evaluates performance of its business segments and allocates resources to them primarily based upon operating income. Segment operating income represents revenues reduced by product costs and operating expenses. From time to time, the Company hedges against certain forecasted sales of U.S.-produced products sold outside the United States. Gains and losses associated with these foreign currency translation hedges are reported in segment revenues based upon their proportionate share of these international sales of U.S.-produced products.

Becton, Dickinson and Company

Notes to Consolidated Financial Statements — (Continued)

Distribution of products is primarily through independent distribution channels, and directly to end-users by BD and independent sales representatives. No customer accounted for 10% or more of revenues in any of the three years presented.

Revenues(A)	2011	2010	2009

Medical	$4,007,304	$3,796,432	$3,556,694
Diagnostics	2,480,477	2,318,879	2,226,219
Biosciences	1,341,123	1,257,022	1,203,809

	$7,828,904	$7,372,333	$6,986,722

Segment Operating Income
Medical	$1,181,404	$1,118,319	$1,049,236
Diagnostics	636,361	607,411	607,250
Biosciences	376,389	354,229	362,344

Total Segment Operating Income	2,194,154	2,079,959	2,018,830
Unallocated Expenses(B)	(477,891)	(418,799)	(440,239	)(C)

Income From Continuing Operations Before Income Taxes	$1,716,263	$1,661,160	$1,578,591

Segment Assets
Medical	$3,928,241	$3,527,457	$3,706,086
Diagnostics	2,269,797	2,301,586	1,998,490
Biosciences	1,332,246	1,059,774	989,299

Total Segment Assets	7,530,284	6,888,817	6,693,875
Corporate and All Other(D)	2,900,144	2,761,877	2,610,749

	$10,430,428	$9,650,694	$9,304,624

Capital Expenditures
Medical	$366,915	$368,857	$407,884
Diagnostics	93,435	108,941	102,432
Biosciences	37,220	49,821	55,646
Corporate and All Other	17,815	9,687	19,234

	$515,385	$537,306	$585,196

Depreciation and Amortization
Medical	$248,091	$253,109	$243,445
Diagnostics	163,313	163,392	136,690
Biosciences	76,861	72,319	73,067
Corporate and All Other	15,824	13,293	11,402

	$504,089	$502,113	$464,604

(A)	Intersegment revenues are not material.

(B)	Includes primarily interest, net; foreign exchange; corporate expenses; and share-based compensation expense.

Becton, Dickinson and Company

Notes to Consolidated Financial Statements — (Continued)

(C)	Includes charge associated with the settlement with the direct purchaser plaintiffs (which includes BD’s distributors) in certain antitrust class actions.

(D)	Includes cash and investments and corporate assets.

Revenues by Organizational Units	2011	2010	2009

BD Medical
Medical Surgical Systems	$2,081,733	$2,010,009	$1,889,314
Diabetes Care	866,477	785,759	714,937
Pharmaceutical Systems	1,059,094	1,000,664	952,443

	$4,007,304	$3,796,432	$3,556,694

BD Diagnostics
Preanalytical Systems	$1,277,793	$1,197,807	$1,143,431
Diagnostic Systems	1,202,684	1,121,072	1,082,788

	$2,480,477	$2,318,879	$2,226,219

BD Biosciences
Cell Analysis	$1,024,445	$951,238	$904,517
Discovery Labware	316,678	305,784	299,292

	$1,341,123	$1,257,022	$1,203,809

	$7,828,904	$7,372,333	$6,986,722

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

	2011	2010	2009

Revenues
United States	$3,355,769	$3,286,565	$3,130,165
Europe	2,497,278	2,386,965	2,408,319
Asia Pacific	817,323	684,319	563,390
Other	1,158,534	1,014,484	884,848

	$7,828,904	$7,372,333	$6,986,722

Long-Lived Assets
United States	$3,140,395	$2,841,639	$2,469,952
Europe	1,461,085	1,145,043	1,150,655
Asia Pacific	300,006	258,879	231,257
Other	590,544	617,323	537,214
Corporate	270,067	282,560	268,592

	$5,762,097	$5,145,444	$4,657,670

Becton, Dickinson and Company

Notes to Consolidated Financial Statements — (Continued)

Note 7 —	Share-Based Compensation

The Company grants share-based awards under the 2004 Employee and Director Equity-Based Compensation Plan (“2004 Plan”), which provides long-term incentive compensation to employees and directors consisting of: stock appreciation rights (“SARs”), stock options, performance-based restricted stock units, time-vested restricted stock units and other stock awards.

The amounts and location of compensation cost relating to share-based payments included in consolidated statements of income is as follows:

	2011	2010	2009

Cost of products sold	$14,440	$15,128	$16,846
Selling and administrative expense	49,536	54,423	58,920
Research and development expense	9,387	9,823	10,808

	$73,363	$79,374	$86,574

The associated income tax benefit recognized was $26,342, $28,532 and $31,307, respectively.

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

	2011	2010	2009

Risk-free interest rate	2.40%	2.60%	2.73%
Expected volatility	24.00%	28.0%	28.0%
Expected dividend yield	2.14%	1.96%	2.11%
Expected life	7.8 years	6.5 years	6.5 years
Fair value derived	$16.80	$19.70	$16.11

Expected volatility is based upon historical volatility for the Company’s common stock and other factors. The expected life of SARs granted is derived from the output of the lattice-based model, using assumed exercise rates based on historical exercise and termination patterns, and represents the period of time that SARs granted are expected to be outstanding. The risk-free interest rate used is based upon the published U.S. Treasury yield curve in effect at the time of grant for instruments with a similar life. The dividend yield is based upon the most recently declared quarterly dividend as of the grant date. The total intrinsic value of SARs exercised during 2011, 2010, and 2009 was $9,185, $2,831, and $406, respectively. The Company issued 81,848 shares during 2011 to satisfy the SARs exercised. The actual tax benefit realized during 2011, 2010, and 2009 for tax deductions from SAR exercises totaled $3,459, $1,031 and $154, respectively. The total fair value of SARs vested during 2011, 2010 and 2009 was $31,992, $33,640 and $24,888, respectively.

Becton, Dickinson and Company

Notes to Consolidated Financial Statements — (Continued)

A summary of SARs outstanding as of September 30, 2011, and changes during the year then ended is as follows:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual Term	Intrinsic
	SARs	Exercise Price	(Years)	Value

Balance at October 1	7,659,155	$70.46
Granted	2,216,436	76.64
Exercised	(555,155)	66.58
Forfeited, canceled or expired	(293,399)	72.71

Balance at September 30	9,027,037	$72.14	7.07	$35,203

Vested and expected to vest at September 30	8,584,694	$72.03	7.00	$34,346

Exercisable at September 30	4,603,602	$70.09	5.85	$26,631

Stock options

The Company has not granted stock options since 2005. All outstanding stock option grants are fully vested and have a ten-year term.

A summary of stock options outstanding as of September 30, 2011 and changes during the year then ended is as follows:

			Weighted Average
		Weighted	Remaining	Aggregate
	Stock	Average	Contractual Term	Intrinsic
	Options	Exercise Price	(Years)	Value

Balance at October 1	6,433,148	$38.12
Granted	—	—
Exercised	(2,927,278)	35.28
Forfeited, canceled or expired	(48,519)	32.22

Balance at September 30	3,457,351	$40.61	2.04	$113,078

Vested and expected to vest at September 30	3,457,351	$40.61	2.04	$113,078

Exercisable at September 30	3,457,351	$40.61	2.04	$113,078

Cash received from the exercising of stock options in 2011, 2010 and 2009 was $103,267, $72,770 and $53,019, respectively. The actual tax benefit realized for tax deductions from stock option exercises totaled $45,829, $28,660 and $16,931, respectively. The total intrinsic value of stock options exercised during the years 2011, 2010 and 2009 was $137,720, $89,943 and $53,630, respectively. The total fair value of stock options vested during 2011, 2010 and 2009 was $0, $0 and $6,083, respectively.

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

Becton, Dickinson and Company

Notes to Consolidated Financial Statements — (Continued)

employee’s target payout, based on the Company’s actual performance over the three-year performance period. The fair value is based on the market price of the Company’s stock on the date of grant. Compensation cost initially recognized assumes that the target payout level will be achieved and is adjusted for subsequent changes in the expected outcome of performance-related conditions.

A summary of performance-based restricted stock units outstanding as of September 30, 2011 and changes during the year then ended is as follows:

		Weighted
	Stock	Average Grant
	Units	Date Fair Value

Balance at October 1	2,879,568	$72.79
Granted	944,174	76.64
Distributed	(122,554)	84.29
Forfeited or canceled	(798,254)	82.24

Balance at September 30(A)	2,902,934	$70.96

Expected to vest at September 30(B)	234,015	$70.32

(A)	Based on 200% of target payout.

(B)	Net of expected forfeited units and units in excess of the expected performance payout of 180,182 and 2,488,737, respectively.

The weighted average grant date fair value of performance-based restricted stock units granted during the years 2010 and 2009 was $75.63 and $62.50, respectively. The total fair value of performance-based restricted stock units vested during 2011, 2010 and 2009 was $15,430, $24,357 and $33,712, respectively. At September 30, 2011, the weighted average remaining vesting term of performance-based restricted stock units is 1.08 years.

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

A summary of time-vested restricted stock units outstanding as of September 30, 2011 and changes during the year then ended is as follows:

		Weighted
	Stock	Average Grant
	Units	Date Fair Value

Balance at October 1	1,808,295	$70.90
Granted	600,651	76.97
Distributed	(301,196)	80.46
Forfeited or canceled	(197,080)	77.77

Balance at September 30	1,910,670	$70.59

Expected to vest at September 30	1,719,603	$70.59

Becton, Dickinson and Company

Notes to Consolidated Financial Statements — (Continued)

The weighted average grant date fair value of time-vested restricted stock units granted during the years 2010 and 2009 was $75.58 and $62.96, respectively. The total fair value of time-vested restricted stock units vested during 2011, 2010 and 2009 was $36,009, $36,675 and $29,535, respectively. At September 30, 2011, the weighted average remaining vesting term of the time-vested restricted stock units is 1.36 years.

The amount of unrecognized compensation expense for all non-vested share-based awards as of September 30, 2011, is approximately $80,744, which is expected to be recognized over a weighted-average remaining life of approximately 2.09 years. At September 30, 2011, 7,717,344 shares were authorized for future grants under the 2004 Plan.

The Company has a policy of satisfying share-based payments through either open market purchases or shares held in treasury. At September 30, 2011, the Company has sufficient shares held in treasury to satisfy these payments in 2011.

Other Stock Plans

The Company has a Stock Award Plan, which allows for grants of common shares to certain key employees. Distribution of 25% or more of each award is deferred until after retirement or involuntary termination, upon which the deferred portion of the award is distributable in five equal annual installments. The balance of the award is distributable over five years from the grant date, subject to certain conditions. In February 2004, this plan was terminated with respect to future grants upon the adoption of the 2004 Plan. At September 30, 2011 and 2010, awards for 97,705 and 106,293 shares, respectively, were outstanding.

The Company has a Restricted Stock Plan for Non-Employee Directors which reserves for issuance of 300,000 shares of the Company’s common stock. No restricted shares were issued in 2011.

The Company has a Directors’ Deferral Plan, which provides a means to defer director compensation, from time to time, on a deferred stock or cash basis. As of September 30, 2011, 97,628 shares were held in trust, of which 4,212 shares represented Directors’ compensation in 2011, in accordance with the provisions of the plan. Under this plan, which is unfunded, directors have an unsecured contractual commitment from the Company.

The Company also has a Deferred Compensation Plan that allows certain highly-compensated employees, including executive officers, to defer salary, annual incentive awards and certain equity-based compensation. As of September 30, 2011, 508,144 shares were issuable under this plan.

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

Becton, Dickinson and Company

Notes to Consolidated Financial Statements — (Continued)

Net pension and other postretirement cost for the years ended September 30 included the following components:

	Pension Plans			Other Postretirement Benefits
	2011	2010	2009	2011	2010	2009

Service cost	$88,692	$72,901	$55,004	$5,842	$5,007	$3,441
Interest cost	93,228	90,432	87,480	13,143	14,190	15,338
Expected return on plan assets	(103,081)	(99,199)	(86,819)	—	—	—
Amortization of prior service (credit) cost	(1,294)	(1,091)	(1,099)	(686)	4	(463)
Amortization of loss (gain)	55,735	41,812	17,235	4,465	3,408	(143)
Amortization of net asset	(34)	(47)	(59)	—	—	—
Curtailment/settlement loss	1,096	—	—	—	—	—

	$134,342	$104,808	$71,742	$22,764	$22,609	$18,173

Net pension cost attributable to foreign plans included in the preceding table was $34,429, $25,820 and $24,971 in 2011, 2010 and 2009, respectively.

The change in benefit obligation, change in fair value of plan assets, funded status and amounts recognized in the Consolidated Balance Sheets for these plans were as follows:

			Other Postretirement
	Pension Plans		Benefits
	2011	2010	2011	2010

Change in benefit obligation:
Beginning obligation	$1,911,295	$1,635,334	$260,124	$249,593
Service cost	88,692	72,901	5,842	5,007
Interest cost	93,228	90,432	13,143	14,190
Plan amendments	(3,683)	60	—	(6,702)
Benefits paid	(108,381)	(101,394)	(25,776)	(25,046)
Actuarial loss	22,146	224,890	8,277	16,233
Other, includes translation	(6,856)	(10,928)	7,848	6,849

Benefit obligation at September 30	$1,996,441	$1,911,295	$269,458	$260,124

Change in fair value of plan assets:
Beginning fair value	$1,413,848	$1,209,135	$—	$—
Actual return on plan assets	1,391	109,310	—	—
Employer contribution	53,505	207,775	—	—
Benefits paid	(108,381)	(101,394)	—	—
Other, includes translation	(7,633)	(10,978)	—	—

Plan assets at September 30	$1,352,730	$1,413,848	$—	$—

Becton, Dickinson and Company

Notes to Consolidated Financial Statements — (Continued)

			Other Postretirement
	Pension Plans		Benefits
	2011	2010	2011	2010

Funded Status at September 30:
Unfunded benefit obligation	$(643,711)	$(497,447)	$(269,458)	$(260,124)

Amounts recognized in the Consolidated Balance Sheets at September 30:
Other	$3,217	$143	$—	$—
Salaries, wages and related items	(6,042)	(6,492)	(18,188)	(17,875)
Long-term Employee Benefit Obligations	(640,886)	(491,098)	(251,270)	(242,249)

Net amount recognized	$(643,711)	$(497,447)	$(269,458)	$(260,124)

Amounts recognized in Accumulated other comprehensive (loss) income before income taxes at September 30:
Net transition asset	$398	$513	$—	$—
Prior service credit	9,193	6,530	6,013	6,699
Net actuarial loss	(911,146)	(843,284)	(70,653)	(67,009)

Net amount recognized	$(901,555)	$(836,241)	$(64,640)	$(60,310)

Foreign pension plan assets at fair value included in the preceding table were $419,452 and $402,298 at September 30, 2011 and 2010, respectively. The foreign pension plan projected benefit obligations were $500,969 and $560,640 at September 30, 2011 and 2010, respectively.

Pension plans with accumulated benefit obligations in excess of plan assets and plans with projected benefit obligations in excess of plan assets consist of the following at September 30:

	Accumulated Benefit		Projected Benefit
	Obligation Exceeds the		Obligation Exceeds the
	Fair Value of Plan Assets		Fair Value of Plan Assets
	2011	2010	2011	2010

Projected benefit obligation	$1,616,534	$1,669,986	$1,862,441	$1,903,939
Accumulated benefit obligation	$1,338,643	$1,410,029
Fair value of plan assets	$989,043	$1,224,095	$1,215,513	$1,406,349

The estimated net actuarial loss and prior service credit for pension benefits that will be amortized from Accumulated other comprehensive (loss) income into net pension costs over the next fiscal year are expected to be $(62,700) and $1,772, respectively. The estimated net actuarial loss and prior service credit for other postretirement benefits that will be amortized from Accumulated other comprehensive (loss) income into net other postretirement costs over the next fiscal year are expected to be $(4,645) and $690, respectively.

Becton, Dickinson and Company

Notes to Consolidated Financial Statements — (Continued)

The weighted average assumptions used in determining pension plan information were as follows:

	2011	2010	2009

Net Cost
Discount rate:
U.S. plans(A)	5.20%	5.90%	8.00%
Foreign plans	4.68	5.63	6.03
Expected return on plan assets:
U.S. plans	8.00	8.00	8.00
Foreign plans	6.31	6.38	6.45
Rate of compensation increase:
U.S. plans(A)	4.50	4.50	4.50
Foreign plans	3.56	3.35	3.56
Benefit Obligation
Discount rate:
U.S. plans(A)	4.90	5.20	5.90
Foreign plans	5.26	4.68	5.63
Rate of compensation increase:
U.S. plans(A)	4.25	4.50	4.50
Foreign plans	3.61	3.56	3.35

(A)	Also used to determine other postretirement and postemployment benefit plan information.

At September 30, 2011 the assumed healthcare trend rates were 7.6% pre and post age 65, gradually decreasing to an ultimate rate of 5.0% beginning in 2024. At September 30, 2010 the corresponding assumed healthcare trend rates were 7.8% pre and post age 65, gradually decreasing to an ultimate rate of 4.5% beginning in 2027. A one percentage point increase in assumed healthcare cost trend rates in each year would increase the accumulated postretirement benefit obligation as of September 30, 2011 by $8,566 and the aggregate of the service cost and interest cost components of 2011 annual expense by $828. A one percentage point decrease in the assumed healthcare cost trend rates in each year would decrease the accumulated postretirement benefit obligation as of September 30, 2011 by $7,617 and the aggregate of the 2011 service cost and interest cost by $723.

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

Expected Funding

The Company’s funding policy for its defined benefit pension plans is to contribute amounts sufficient to meet legal funding requirements, plus any additional amounts that may be appropriate considering the funded status of the plans, tax consequences, the cash flow generated by the Company and other factors. While the Company does not anticipate any significant required contributions to its pension plans in 2012, the Company made a discretionary contribution of $100,000 to its U.S. pension plan in October 2011.

Becton, Dickinson and Company

Notes to Consolidated Financial Statements — (Continued)

Expected benefit payments are as follows:

		Other
	Pension	Postretirement
	Plans	Benefits

2012	$128,921	$18,188
2013	96,178	18,708
2014	101,061	19,224
2015	111,483	19,778
2016	116,066	20,199
2017-2021	735,367	102,714

Expected receipts of the subsidy under the Medicare Prescription Drug Improvement and Modernization Act of 2003, which are not reflected in the expected other postretirement benefit payments included in the preceding table, are as follows: 2012, $2,314; 2013, $2,440; 2014, $2,549; 2015, $2,623; 2016, $2,684; 2017-2021, $13,800.

Investments

The Company’s primary objective is to achieve returns sufficient to meet future benefit obligations. It seeks to generate above market returns by investing in more volatile asset classes such as equities while at the same time controlling risk with allocations to more stable asset classes like fixed income.

U.S. Plans

The Company’s U.S. plans comprise 69% of total benefit plan investments, based on September 30, 2011 market values, and have a target asset mix of 65% equities and 35% fixed income. This mix was established based on an analysis of projected benefit payments and estimates of long-term returns, volatilities and correlations for various asset classes. The mix is reviewed periodically by the named fiduciary of the plans and is intended to provide above-market returns at an acceptable level of risk over time.

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

Becton, Dickinson and Company

Notes to Consolidated Financial Statements — (Continued)

The following table provides the fair value measurements of U.S. plan assets, as well as the measurement techniques and inputs utilized to measure fair value of these assets, at September 30, 2011 and 2010.

	Total U.S.
	Plan Asset	Quoted Prices in	Significant
	Balances at	Active Markets	Other	Significant
	September 30,	for Identical	Observable	Unobservable
	2011	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)

Fixed Income:
Mortgage and asset-backed securities(A)	$165,042	$—	$165,042	$—
Corporate bonds(B)	111,954	—	111,954	—
Government and agency-U.S.(C)	41,885	26,577	15,308	—
Government and agency-Foreign(D)	6,836	—	6,836	—
Other(E)	8,277	—	8,277	—
Equity securities(F)	562,047	435,847	126,200	—
Cash and cash equivalents(G)	37,237	37,237	—	—

Fair value of plan assets	$933,278	$499,661	$433,617	$—

	Total U.S.
	Plan Asset	Quoted Prices in	Significant
	Balances at	Active Markets	Other	Significant
	September 30,	for Identical	Observable	Unobservable
	2010	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)

Fixed Income:
Mortgage and asset-backed securities(A)	$160,189	$—	$160,189	$—
Corporate bonds(B)	109,331	—	109,331	—
Government and agency-U.S. (C)	41,175	21,416	19,759	—
Government and agency-Foreign(D)	15,960	—	15,960	—
Other(E)	3,337	—	3,337	—
Equity securities(F)	631,877	396,188	235,689	—
Cash and cash equivalents(G)	42,681	42,681	—	—

Fair value of plan assets	$1,004,550	$460,285	$544,265	$—

(A)	Values are based upon a combination of observable prices, independent pricing services and relevant broker quotes.

(B)	Values are based upon comparable securities with similar yields and credit ratings.

(C)	Values of instruments classified as Level 1 are based on the closing price reported on the major market on which the investments are traded. Values of instruments classified as Level 2 are based upon quoted market prices from observable pricing sources.

(D)	Values are based upon quoted market prices from observable pricing sources.

(E)	Classification contains various immaterial investments and valuation varies by investment type. Values are primarily based upon quoted market prices from observable pricing sources.

(F)	Values of instruments classified as Level 1 are based on the closing price reported on the major market on which the investments are traded. Values of instruments classified as Level 2 are based on the net asset value provided by the fund administrator, which is based on the value of the underlying assets owned by the fund, less its liabilities and then divided by the number of fund units outstanding.

(G)	Values are based upon quoted market prices or broker/dealer quotations.

Becton, Dickinson and Company

Notes to Consolidated Financial Statements — (Continued)

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

Foreign Plans

Foreign plan assets comprise 31% of the Company’s total benefit plan assets, based on market value at September 30, 2011. Such plans have local independent fiduciary committees, with responsibility for development and oversight of investment policy, including asset allocation decisions. In making such decisions, consideration is given to local regulations, investment practices and funding rules.

The following table provides the fair value measurements of foreign plan assets, as well as the measurement techniques and inputs utilized to measure fair value of these assets, at September 30, 2011 and 2010.

	Total Foreign
	Plan Asset	Quoted Prices in	Significant
	Balances at	Active Markets	Other	Significant
	September 30,	for Identical	Observable	Unobservable
	2011	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)

Fixed Income:
Corporate bonds(A)	$34,905	$—	$34,905	$—
Government and agency-U.S.(B)	1,065	1,065	—	—
Government and agency-Foreign(C)	77,949	36,687	41,262	—
Other(D)	—	—	—	—
Equity securities(E)	215,309	201,325	13,726	258
Cash and cash equivalents(F)	1,191	1,191	—	—
Real estate(G)	10,688	—	—	10,688
Insurance contracts(H)	78,345	—	—	78,345

Fair value of plan assets	$419,452	$240,268	$89,893	$89,291

Becton, Dickinson and Company

Notes to Consolidated Financial Statements — (Continued)

	Total Foreign
	Plan Asset	Quoted Prices in	Significant
	Balances at	Active Markets	Other	Significant
	September 30,	for Identical	Observable	Unobservable
	2010	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)

Fixed Income:
Corporate bonds(A)	$36,541	$—	$36,541	$—
Government and agency-U.S.(B)	—	—	—	—
Government and agency-Foreign(C)	65,561	34,387	31,174	—
Other(D)	8,797	—	8,797	—
Equity securities(E)	220,102	207,577	12,258	267
Cash and cash equivalents(F)	6,478	6,478	—	—
Real estate(G)	9,486	—	—	9,486
Insurance contracts(H)	62,333	—	89	62,244

Fair value of plan assets	$409,298	$248,442	$88,859	$71,997

(A)	Values are based upon comparable securities with similar yields and credit ratings.

(B)	Values are based on the closing price reported on the major market on which the investments are traded.

(C)	Values of instruments classified as Level 1 are based on the closing price reported on the major market on which the investments are traded. Values of instruments classified as Level 2 are based upon quoted market prices from observable pricing sources.

(D)	Values are based upon quoted market prices from observable pricing sources.

(E)	Values of instruments classified as Level 1 are based on the closing price reported on the major market on which the investments are traded. Values of instruments classified as Level 2 are based on the net asset value provided by the fund administrator, which is based on the value of the underlying assets owned by the fund, less its liabilities and then divided by the number of fund units outstanding.

(F)	Values are based upon quoted market prices or broker/dealer quotations.

(G)	Values represent the estimated fair value based on the fair value of the underlying investment value or cost, adjusted for any accumulated earnings or losses.

(H)	Values approximately represent cash surrender value.

Fixed income investments include corporate, U.S. government and non-U.S. government securities. Equity securities included in the foreign plan assets consist of publicly-traded U.S. and non-U.S. equity securities. Real estate investments consist of investments in funds holding an interest in real properties. The foreign plans also hold a portion of assets in cash and cash equivalents, in order to accommodate liquidity requirements.

Becton, Dickinson and Company

Notes to Consolidated Financial Statements — (Continued)

The following table summarizes the changes, for the years ended September 30, 2011 and 2010, in the fair value of foreign pension assets measured using Level 3 inputs:

	Equity	Real	Insurance	Total
	Securities	Estate	Contracts	Assets

Balance at September 30, 2009	$494	$8,987	$59,078	$68,559
Actual return on plan assets:
Relating to assets held at September 30, 2010	—	558	2,075	2,633
Relating to assets sold during the period	(199)	185	—	(14)
Purchases, sales and settlements, net	7	122	—	129
Transfers in (out) from other categories	(3)	—	4,866	4,863
Exchange rate changes	(32)	(366)	(3,775)	(4,173)

Balance at September 30, 2010	$267	$9,486	$62,244	$71,997
Actual return on plan assets:
Relating to assets held at September 30, 2011	(4)	46	2,613	2,655
Relating to assets sold during the period	—	—	—	—
Purchases, sales and settlements, net	—	1,363	14,710	16,073
Transfers in (out) from other categories	—	—	92	92
Exchange rate changes	(5)	(207)	(1,314)	(1,526)

Balance at September 30, 2011	$258	10,688	$78,345	$89,291

Postemployment Benefits

The Company utilizes a service-based approach in accounting for most of its postemployment benefits. Under this approach, the costs of benefits are recognized over the eligible employees’ service period. The Company has elected to delay recognition of actuarial gains and losses that result from changes in assumptions.

Postemployment benefit costs for the years ended September 30 included the following components:

	2011	2010	2009

Service cost	$13,327	$11,409	$9,944
Interest cost	5,054	4,379	5,435
Amortization of prior service credit	(1,697)	(1,697)	(1,697)
Amortization of loss	10,490	7,777	4,323

	$27,174	$21,868	$18,005

The unfunded status of the postemployment benefit plans, which are not funded, was $137,575 and $112,751 at September 30, 2011 and 2010, respectively. The amounts recognized in Accumulated other comprehensive (loss) income before income taxes for the net actuarial loss was $116,442 and $76,220 at September 30, 2011 and 2010, respectively. The estimated net actuarial loss that will be amortized from the Accumulated other comprehensive (loss) income into postemployment benefit cost over the next fiscal year is $13,942.

Savings Incentive Plan

The Company has a voluntary defined contribution plan (“Savings Incentive Plan”) covering eligible employees in the United States. The Company matches contributions for eligible employees to 75% of employees’ contributions, up to a maximum of 4.5% of each employee’s eligible compensation. The cost of

Becton, Dickinson and Company

Notes to Consolidated Financial Statements — (Continued)

the Savings Incentive Plan was $36,535 in 2011, $34,097 in 2010 and $36,438 in 2009. The Company guarantees employees’ contributions to the fixed income fund of the Savings Incentive Plan, which consists of diversified money market instruments. The amount guaranteed was $240,113 at September 30, 2011.

Note 9 —	Acquisitions

Carmel Pharma

During the fourth quarter of fiscal year 2011, the Company acquired 100% of the outstanding shares of Carmel Pharma, AB (“Carmel”), a Swedish company that manufactures the BD PhaSealtm System, a closed-system drug transfer device for the safe handling of hazardous drugs that are packaged in vials. The fair value of consideration transferred totaled $287,111, net of $5,047 in cash acquired. The Company intends for this acquisition to expand the scope of its healthcare worker safety emphasis, especially in the area of parenteral medication delivery.

The acquisition was accounted for under the acquisition method of accounting for business combinations and Carmel’s results of operations were included in the Medical segment’s results from the acquisition date. Pro forma information is not provided as the acquisition did not have a material effect on the Company’s consolidated results. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date. These fair values are based upon the information available as of September 30, 2011 and may be adjusted should further information regarding events or circumstances existing at the acquisition date become available.

Product rights	$161,800
Customer relationships	4,100
Deferred tax assets	2,135
Other	32,001

Total identifiable assets acquired	200,036

Deferred tax liabilities	(45,035)
Other	(13,276)

Total liabilities assumed	(58,311)

Net identifiable assets acquired	141,725
Goodwill	145,386

Net assets acquired	$287,111

The $145,386 of goodwill was allocated to the Medical segment. Goodwill typically results through expected synergies from combining operations of an acquiree and an acquirer as well as from intangible assets that do not qualify for separate recognition. The goodwill recognized as a result of this acquisition includes, among other things, the value of expanding the Company’s market for healthcare worker safety products. Synergies are expected to result from the alignment of Carmel’s product offerings in the closed-system drug transfer device market segment with the Company’s existing healthcare worker safety focus, global customer reach, and operational structure. No portion of this goodwill will be deductible for tax purposes. The Company recognized $5,250 of acquisition-related costs that were expensed in the current year-to-date period and reported in the Consolidated Statements of Income as Selling and administrative.

Becton, Dickinson and Company

Notes to Consolidated Financial Statements — (Continued)

Accuri

On March 17, 2011, the Company acquired 100% of the outstanding shares of Accuri Cytometers, Inc. (“Accuri”), a company that develops and manufactures personal flow cytometers for researchers. The fair value of consideration transferred totaled $204,970, net of $3,112 in cash acquired.

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

The acquisition was accounted for under the acquisition method of accounting for business combinations and Accuri’s results of operations were included in the Biosciences segment’s results from the acquisition date. Pro forma information is not provided as the acquisition did not have a material effect on the Company’s consolidated results. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date. These fair values are based upon the information available as of September 30, 2011 and may be adjusted should further information regarding events or circumstances existing at the acquisition date become available.

Developed technology	$111,500
Acquired in-process research and development	42,300
Other intangibles	2,850
Deferred tax assets	10,442
Other	8,176

Total identifiable assets acquired	175,268

Deferred tax liabilities	(59,869)
Other	(4,728)

Total liabilities assumed	(64,597)

Net identifiable assets acquired	110,671
Goodwill	94,299

Net assets acquired	$204,970

The acquired in-process research and development asset of $42,300 represents development of the personal flow cytometry technology that will enable its use in the clinical market. The fair value of this project was determined based on the present value of projected cash flows utilizing an income approach reflecting an appropriate risk-adjusted discount rate based on the applicable technological and commercial risk of the project. The launch of the personal flow cytometer for use in the clinical market is expected to occur in fiscal year 2013, subject to regulatory approvals.

The $94,299 of goodwill was allocated to the Biosciences segment. The goodwill recognized as a result of this acquisition includes, among other things, the value of broadening the Company’s potential market for flow cytometry technology. No portion of this goodwill will be deductible for tax purposes. The Company recognized $900 of acquisition-related costs that were expensed in the current year-to-date period and reported in the Consolidated Statements of Income as Selling and administrative.

HandyLab

On November 19, 2009, the Company acquired 100% of the outstanding shares of HandyLab, Inc. (“HandyLab”), a company that develops and manufactures molecular diagnostic assays and automation

Becton, Dickinson and Company

Notes to Consolidated Financial Statements — (Continued)

platforms. The fair value of consideration transferred totaled $277,610, net of cash acquired, which consisted of the following:

Cash	$274,756
Settlement of preexisting relationship	2,854	(A)

Total	$277,610

(A)	The acquisition effectively settled a prepaid asset associated with a pre-existing relationship with HandyLab, as discussed in further detail below.

HandyLab developed and commercialized a flexible automated platform (“Jaguar Plus”) for performing molecular diagnostics which complements the Company’s molecular diagnostics offerings, specifically in the area of healthcare-associated infections. The Company is placing its BD GeneOhmtm molecular assays onto the HandyLab platform and intends to market them as the new BD Maxtm System. The Company intends for this acquisition to allow further expansion of the BD molecular diagnostic menu and the achievement of revenue and cost synergies.

The acquisition was accounted for under the acquisition method of accounting for business combinations and HandyLab’s results of operations were included in the Diagnostics segment’s results from the acquisition date. Pro forma information was not provided as the acquisition did not have a material effect on the Company’s consolidated results. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date. These fair values are based upon the information available as of September 30, 2011 and may be adjusted should further information regarding events or circumstances existing at the acquisition date become available.

Acquired in-process research and development	$169,000
Deferred tax assets	23,000
Other	8,843

Total identifiable assets acquired	200,843

Deferred tax liabilities	(64,221)
Other	(6,468)

Total liabilities assumed	(70,689)

Net identifiable assets acquired	130,154
Goodwill	147,456

Net assets acquired	$277,610

The acquired in-process research and development assets of $169,000 consisted of two projects that were still in development at the acquisition date: Platform technology for $26,000 and Jaguar Plus technology for $143,000. The Platform technology is incorporated into an automated platform that performs molecular diagnostics on certain specimens. The Jaguar Plus technology incorporates the Platform technology as well as additional technology to perform assays or molecular tests. The fair values of these projects were determined based on the present value of projected cash flows utilizing an income approach reflecting the appropriate risk-adjusted discount rate based on the applicable technological and commercial risk of each project. During the third quarter of fiscal year 2010, the Platform technology project was completed, and, as a result, the $26,000 associated with this project was reclassified from Other Intangibles, Net to Core and Developed Technology, Net and is being amortized over its estimated useful life of 20 years. Substantially all of the cash flows expected to be generated from the technology will occur over this period. The Company expects the

Becton, Dickinson and Company

Notes to Consolidated Financial Statements — (Continued)

Jaguar Plus Platform to be fully launched with the commencement of material cash inflows, in fiscal year 2012, subject to regulatory approvals.

The $147,456 of goodwill was allocated to the Diagnostics segment. The primary item that generated goodwill is the value of the Company’s access to HandyLab’s flexible automated platform and expected synergies. No portion of this goodwill is expected to be deductible for tax purposes. The Company recognized $2,500 of acquisition-related costs that were expensed in the current period and reported in the Consolidated Statements of Income as Selling and administrative.

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

In the fourth quarter of fiscal year 2010, the Company sold the Ophthalmic Systems unit and the surgical blades, critical care and extended dwell catheter product platforms for $270,000. The Company recognized a pre-tax gain on sale from all of these divestitures of $146,478. The results of operations associated with the Ophthalmic Systems unit, surgical blade platform and critical care platform are reported as discontinued operations for all periods presented in the accompanying Consolidated Statements of Income and Cash Flows and related disclosures. The Company agreed to perform contract manufacturing for a defined period after the sale of the extended dwell catheter product platform. Due to this significant continuing involvement in operations, the associated results of operations were reported within continuing operations and $18,197 of the gain on sale was recognized in Other income (expense).

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

Results of discontinued operations for the years ended September 30 were as follows:

	2011	2010	2009

Revenues	$3,148	$167,720	$230,022

Income from discontinued operations before income taxes	6,934	181,973	84,233
Less income tax provision	792	40,703	19,975

Income from discontinued operations, net	$6,142	$141,270	$64,258

Becton, Dickinson and Company

Notes to Consolidated Financial Statements — (Continued)

Note 11 —	Intangible Assets

Other intangible assets at September 30 consisted of:

	2011		2010
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Amortized intangible assets
Core and developed technology	$685,191	$304,292	$580,709	$269,926
Product rights	152,140	1,268	—	—
Patents, trademarks, and other	309,337	230,542	301,883	219,735

	$1,146,668	$536,102	$882,592	$489,661

Unamortized intangible assets
Acquired in-process research and development	$185,300		$143,000
Trademarks	2,669		2,709

	$187,969		$145,709

Intangible amortization expense was $55,151, $48,399 and $47,066 in 2011, 2010 and 2009, respectively. The estimated aggregate amortization expense for the fiscal years ending September 30, 2012 to 2016 are as follows: 2012 — $72,536; 2013 — $74,412; 2014 — $71,849; 2015 — $69,745; 2016 — $64,963.

Note 12 —	Derivative Instruments and Hedging Activities

The Company uses derivative instruments to mitigate certain exposures. The effects these derivative instruments and hedged items have on financial position, financial performance, and cash flows are provided below.

Foreign Currency Risks and Related Strategies

The Company has foreign currency exposures throughout Europe, Asia Pacific, Canada, Japan and Latin America. From time to time, the Company may partially hedge forecasted export sales denominated in foreign currencies using forward and option contracts, generally with one-year terms. The Company’s hedging program has been designed to mitigate exposures resulting from movements of the U.S. dollar, from the beginning of a reporting period, against other foreign currencies. The Company’s strategy is to offset the changes in the present value of future foreign currency revenue resulting from these movements with either gains or losses in the fair value of foreign currency derivative contracts. Forward contracts were used to hedge forecasted sales in fiscal year 2010. The Company did not hedge forecasted sales in fiscal year 2011 and as of September 30, 2011, the Company has not entered into contracts to hedge cash flows for fiscal year 2012.

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

Transactional currency exposures that arise from entering into transactions, generally on an intercompany basis, in non-hyperinflationary countries that are denominated in currencies other than the functional currency are mitigated primarily through the use of forward contracts and currency options. Hedges of the transactional foreign exchange exposures resulting primarily from intercompany payables and receivables are undesignated hedges. As such, the gains or losses on these instruments are recognized immediately in income. The offset of these gains or losses against the gains and losses on the underlying hedged items, as well as the hedging costs associated with the derivative instruments, is recognized in Other income (expense).

The total notional amounts of the Company’s outstanding foreign exchange contracts as of September 30, 2011 and September 30, 2010 were $2,209,780 and $1,776,046, respectively.

Interest Rate Risks and Related Strategies

The Company’s primary interest rate exposure results from changes in U.S. dollar interest rates. The Company’s policy is to manage interest cost using a mix of fixed and variable rate debt. The Company periodically uses interest rate swaps to manage such exposures. Under these interest rate swaps, the Company exchanges, at specified intervals, the difference between fixed and floating interest amounts calculated by reference to an agreed-upon notional principal amount. These swaps are designated as either fair value or cash flow hedges.

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

The total notional amounts of the Company’s outstanding interest rate swaps designated as fair value hedges were $200,000 at both September 30, 2011 and September 30, 2010. The outstanding swap represents a fixed-to-floating rate swap agreement that was entered into to convert the interest payments on $200,000 in 4.55% notes, due April 15, 2013, from the fixed rate to a floating interest rate based on LIBOR.

The total notional amounts of the Company’s outstanding interest rate swaps designated as cash flow hedges as of September 30, 2011 and September 30, 2010 were $900,000 and $0, respectively. The current year’s outstanding swaps include forward starting fixed-to-floating rate swap agreements under which the Company agrees to pay a fixed interest rate and receive a floating interest rate based on LIBOR, subject to mandatory termination and cash settlement on the forward start date. These hedges were entered into during the fourth quarter of fiscal year 2011 in anticipation of issuing new long-term debt in the first quarter of fiscal

Becton, Dickinson and Company

Notes to Consolidated Financial Statements — (Continued)

year 2012. Their purpose was to partially hedge the risk of changes in interest payments attributable to changes in the benchmark interest rate (the U.S. Dollar LIBOR swap rate) against which the debt was issued. These swaps were terminated on November 3, 2011, concurrent with the issuance of the new long-term debt. Additional disclosures regarding the Company’s issuance of debt in the first quarter of fiscal year 2012 are included in Note 14.

Risk Exposures Not Hedged

The Company purchases resins, which are oil-based components used in the manufacture of certain products. While the Company has been able to hedge certain purchases of polyethylene, the Company does not currently use any hedges to manage the risk exposures related to other resins. Significant increases in world oil prices that lead to increases in resin purchase costs could impact future operating results. From time to time, the Company has managed price risks associated with other commodity purchases. The Company had no commodity forward contracts outstanding as of September 30, 2011 or 2010.

Effects on Consolidated Balance Sheets

The location and amounts of derivative instrument fair values in the consolidated balance sheet are segregated below between designated, qualifying hedging instruments and ones that are not designated for hedge accounting.

	September 30,
	2011	2010

Asset derivatives-designated for hedge accounting
Interest rate swaps	$5,959	$8,609

Asset derivatives-undesignated for hedge accounting
Forward exchange contracts	$37,198	$32,392

Total asset derivatives(A)	$43,157	$41,001

Liability derivatives-undesignated for hedge accounting
Forward exchange contracts	$39,589	$21,265

Total liability derivatives(B)	$39,589	$21,265

(A)	All asset derivatives are included in Prepaid expenses, deferred taxes and other.

(B)	All liability derivatives are included in Accrued expenses.

Becton, Dickinson and Company

Notes to Consolidated Financial Statements — (Continued)

Effects on Consolidated Statements of Income

Cash flow hedges

The location and amount of gains and losses on designated derivative instruments recognized in the consolidated statement of income for the years ended September 30, consisted of:

				Location of Gain
Derivatives Accounted				(Loss)
for as Designated	Gain (Loss) Recognized in OCI on			Reclassified from	Gain (Loss) Reclassified from
Cash Flow Hedging	Derivatives, Net of Tax			Accumulated OCI	Accumulated OCI into Income
Relationships	2011	2010	2009	into Income	2011	2010	2009

Forward exchange contracts	$—	$43,624	$(81,410)	Revenues	$—	$(31,471)	$104,858
Interest rate swaps	(33,200)	1,238	(641)	Interest expense	(1,656)	(1,996)	(1,846)
Commodity forward contracts	—	22	(22)	Cost of products sold	—	(35)	(231)

Total	$(33,200)	$44,884	$(82,073)		$(1,656)	$(33,502)	$102,781

The Company’s designated derivative instruments are perfectly effective. As such, there were no gains or losses, related to hedge ineffectiveness or amounts excluded from hedge effectiveness testing, recognized immediately in income for the years ended September 30, 2011, 2010 and 2009. The loss recorded in Other comprehensive income (loss) for the year ended September 30, 2011 represents unrealized losses on interest rate swaps entered into during the fourth quarter of fiscal year 2011 in anticipation of issuing long-term debt in the first quarter of fiscal year 2012, partially offset by gains realized on interest rate swaps that were entered into in the first quarter of fiscal year 2011 in anticipation of issuing long-term debt during that quarter. These swaps were designated as hedges of the variability in interest payments attributable to changes in the benchmark interest rates against which the long-term debt was priced. The amounts recorded in Other comprehensive income (loss) relative to these swaps will be amortized, over the life of the respective notes, with an offset to Interest expense.

Fair value hedge

The location and amount of gains or losses on the hedged fixed rate debt attributable to changes in the market interest rates and the offsetting gain (loss) on the related interest rate swap for the years ended September 30 were as follows:

Income Statement	Gain/(Loss) on Swap			Gain/(Loss) on Borrowings
Classification	2011	2010	2009	2011	2010	2009

Other income (expense)(A)	$(2,650)	$6,638	$(3,402)	$2,650	$(6,638)	$3,402

(A)	Changes in the fair value of the interest rate swaps offset changes in the fair value of the fixed rate debt due to changes in market interest rates. There was no hedge ineffectiveness relating to these interest rate swaps.

Becton, Dickinson and Company

Notes to Consolidated Financial Statements — (Continued)

Undesignated hedges

The location and amount of gains and losses recognized in income on derivatives not designated for hedge accounting for the years ended September 30 were as follows:

		Amount of Gain (Loss)
Derivatives Not	Location of Gain (Loss)	Recognized in Income on
Designated as	Recognized in Income on	Derivative
For Hedge Accounting	Derivatives	2011	2010	2009

Forward exchange contracts(B)	Other income (expense)	$(1,443)	$(6,606)	$138

(B)	The gains and losses on forward contracts and currency options utilized to hedge the intercompany transactional foreign exchange exposures are largely offset by gains and losses on the underlying hedged items in Other (expense) income.

Note 13 —	Financial Instruments and Fair Value Measurements

Recurring Fair Value Measurements

The fair values of financial instruments, including those not recognized on the statement of financial position at fair value, carried at September 30, 2011 and 2010 are classified in accordance with the fair value hierarchy in the tables below:

		Basis of Fair Value Measurement
	September 30,	Quoted Prices in	Significant
	2011	Active Markets	Other	Significant
	Carrying	for Identical	Observable	Unobservable
	Value	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)

Assets
Institutional money market investments	$189,198	$189,198	$—	$—
Forward exchange contracts	37,198	—	37,198	—
Interest rate swaps	5,959	—	5,959	—

Total Assets	$232,355	$189,198	$43,157	$—

Liabilities
Forward exchange contracts	$39,589	$—	$39,589	$—
Long-term debt	2,484,665	—	2,839,697	—

Total Liabilities	$2,524,254	$—	$2,879,286	$—

Becton, Dickinson and Company

Notes to Consolidated Financial Statements — (Continued)

		Basis of Fair Value Measurement
	September 30,	Quoted Prices in	Significant
	2010	Active Markets	Other	Significant
	Carrying	for Identical	Observable	Unobservable
	Value	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)

Assets
Institutional money market investments	$277,424	$277,424	$—	$—
Forward exchange contracts	32,392	—	32,392	—
Interest rate swaps	8,609	—	8,609	—

Total Assets	$318,425	$277,424	$41,001	$—

Liabilities
Forward exchange contracts	$21,265	$—	$21,265	$—
Long-term debt	1,495,357	—	1,790,137	—

Total Liabilities	$1,516,622	$—	$1,811,402	$—

The Company’s institutional money market accounts permit daily redemption and the fair values of these investments are based upon the quoted prices in active markets provided by the holding financial institutions. The Company’s remaining cash equivalents totaling $986,084 and $938,565 at September 30, 2011 and 2010, respectively. Short-term investments are held to their maturities and are carried at cost, which approximates fair value. The cash equivalents consist of liquid investments with a maturity of three months or less and the short-term investments consist of instruments with maturities greater than three months and less than one year. The Company measures the fair value of forward exchange contracts and currency options using an income approach with significant observable inputs, specifically spot currency rates, market designated forward currency prices and a discount rate. The fair value of interest rate swaps are provided by the financial institutions that are counterparties to these arrangements. The fair value of long-term debt is based upon quoted prices in active markets for similar instruments.

The Company’s policy is to recognize any transfers into fair value measurement hierarchy levels and transfers out of levels at the beginning of each reporting period. There were no transfers in and out of Level 1, Level 2 or Level 3 measurements for the years ending September 30, 2011 and 2010.

Nonrecurring Fair Value Measurements

In the fourth quarter of fiscal year 2011, the Company recorded an impairment charge of $9,270, which was recorded to Research and development expense, resulting from its discontinuance of a research program within the Diagnostic Systems unit. Based upon an assessment using significant unobservable inputs and the lack of alternative uses for these assets, the assets were determined to have no fair value.

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

Becton, Dickinson and Company

Notes to Consolidated Financial Statements — (Continued)

instrument contract exceed the obligations of the Company. The Company also minimizes exposure to credit risk by dealing with a diversified group of major financial institutions.

Accounts receivable balances include sales to government-owned or government-supported healthcare facilities. Because these customers are government-owned or supported, the Company could be impacted by declines in sovereign credit ratings or by defaults in these countries.

The Company continually evaluates all government receivables, particularly in Spain, Italy, and other parts of Western Europe, for potential collection risks associated with the availability of government funding and reimbursement practices. The Company believes the current reserves related to government receivables are adequate and this concentration of credit risk is not expected to have a material adverse impact on its financial position or liquidity.

Note 14 —	Debt

Short-term debt at September 30 consisted of:

	2011	2010

Loans Payable
Domestic	$200,000	$200,000
Foreign	34,910	2,727
Current portion of long-term debt	22	31

	$234,932	$202,758

Domestic loans payable consist of commercial paper. Foreign loans payable consist of short-term borrowings from financial institutions. The weighted average interest rates for Short-term debt were 1.20% and 0.27% at September 30, 2011 and 2010, respectively. The Company has available a $1 billion syndicated credit facility with an expiration date in December 2012. This credit facility provides backup support for the commercial paper program and can also be used for other general corporate purposes. It includes a restrictive covenant that requires a minimum interest coverage ratio, with which the Company was in compliance at September 30, 2011. There were no borrowings outstanding under the facility at September 30, 2011. In addition, the Company had short-term foreign lines of credit pursuant to informal arrangements of approximately $231,081 at September 30, 2011, almost all of which was unused.

On November 3, 2011, the Company issued $500,000 of 5-year 1.75% notes and $1 billion of 10-year 3.125% notes. The net proceeds from these issuances are expected to be used for general corporate purposes, which may include funding for working capital, capital expenditures, repurchases of the Company’s common stock and acquisitions. On November 8, 2010, the Company issued $700,000 of 10-year 3.25% notes and $300,000 of 30-year 5.00% notes. The net proceeds from these issuances have been used for general corporate purposes, including funding for working capital, capital expenditures, repurchases of the Company’s common stock and acquisitions.

Becton, Dickinson and Company

Notes to Consolidated Financial Statements — (Continued)

Long-Term Debt at September 30 consisted of:

	2011	2010

Domestic notes due through 2013 (average year-end interest rate: 1.05% — 2011; 1.0% — 2010)	$8,030	$8,058
4.55% Notes due April 15, 2013	205,581	207,992
4.90% Notes due April 15, 2018	204,164	204,710
5.00% Notes due May 15, 2019	494,743	494,196
3.25% Notes due November 12, 2020	695,461	—
7.00% Debentures due August 1, 2027	168,000	168,000
6.70% Debentures due August 1, 2028	167,050	167,050
6.00% Notes due May 15, 2039	245,413	245,351
5.00% Notes due November 12, 2040	296,223	—

	$2,484,665	$1,495,357

Long-term debt balances at September 30, 2011 and 2010 have been impacted by certain interest rate swaps that have been designated as fair value hedges, as discussed in Note 12.

The aggregate annual maturities of long-term debt during the fiscal years ending September 30, 2013 to 2016 are as follows: 2013 — $213,603; 2014 — $8; 2015 — $0; 2016 — $0.

The Company capitalizes interest costs as a component of the cost of construction in progress. A summary of interest costs and payments for the years ended September 30 is as follows:

	2011	2010	2009

Charged to operations	$84,019	$51,263	$40,389
Capitalized	37,929	36,436	29,360

Total interest costs	$121,948	$87,699	$69,749

Interest paid, net of amounts capitalized	$68,447	$58,401	$25,544

Note 15 —	Income Taxes

The provision for income taxes from continuing operations for the years ended September 30 consisted of:

	2011	2010	2009

Current:
Federal	$189,997	$307,236	$153,030
State and local, including Puerto Rico	23,394	23,441	9,626
Foreign	220,386	170,218	135,931

	$433,777	$500,895	$298,587

Deferred:
Domestic	$(14,466)	$(32,762)	$109,925
Foreign	32,100	16,687	2,734

	17,634	(16,075)	112,659

	$451,411	$484,820	$411,246

Becton, Dickinson and Company

Notes to Consolidated Financial Statements — (Continued)

The components of Income From Continuing Operations Before Income Taxes for the years ended September 30 consisted of:

	2011	2010	2009

Domestic, including Puerto Rico	$908,179	$889,254	$890,934
Foreign	808,084	771,906	687,657

	$1,716,263	$1,661,160	$1,578,591

Deferred tax assets and liabilities are netted on the balance sheet by separate tax jurisdictions. At September 30, 2011 and 2010, net current deferred tax assets of $287,143 and $217,865, respectively, were included in Prepaid expenses, deferred taxes and other. Net non-current deferred tax assets of $111,786 and $152,334, respectively, were included in Other. Net current deferred tax liabilities of $7,522 and $2,587, respectively, were included in Current Liabilities — Income taxes. Net non-current deferred tax liabilities of $58,553 and $21,558, respectively, were included in Deferred Income Taxes and Other. Deferred taxes are not provided on undistributed earnings of foreign subsidiaries that are indefinitely reinvested. At September 30, 2011, the cumulative amount of such undistributed earnings indefinitely reinvested outside the United States was $3.8 billion. Determining the tax liability that would arise if these earnings were remitted is not practicable. Deferred taxes are provided for earnings outside the United States when those earnings are not considered indefinitely reinvested.

The following table summarizes the gross amounts of unrecognized tax benefits without regard to reduction in tax liabilities or additions to deferred tax assets and liabilities if such unrecognized tax benefits were settled:

	2011	2010	2009

Balance at October 1	$90,064	$50,547	$69,698
Increase due to current year tax positions	37,792	27,662	8,901
Increase due to prior year tax positions	12,349	25,837	1,872
Decreases due to prior year tax positions	(1,815)	(11,509)	—
Decrease due to settlements and lapse of statute of limitations	(2,896)	(2,473)	(29,924)

Balance at September 30	$135,494	$90,064	$50,547

The total amount of unrecognized tax benefits, if recognized, would favorably impact the effective tax rate. Included in the above total is approximately $8,977 of interest and penalties, of which approximately $656 are reflected in the current year statement of operations. The Company includes interest and penalties associated with unrecognized tax benefits as a component of the Income tax provision on the Consolidated Statements of Income. The Company expects changes in the aggregate amount of unrecognized tax benefits that may occur within the next twelve months to be similar to the changes that occurred in the prior twelve months.

The Company conducts business and files tax returns in numerous countries and currently has tax audits in progress in a number of tax jurisdictions. The IRS has completed its audit for the tax years through 2005. For the Company’s other major tax jurisdictions where it conducts business, the Company’s tax years are generally open after 2005.

Becton, Dickinson and Company

Notes to Consolidated Financial Statements — (Continued)

Deferred income taxes at September 30 consisted of:

	2011		2010
	Assets	Liabilities	Assets	Liabilities

Compensation and benefits	$590,311	$—	$484,767	$—
Property and equipment	—	433,163	—	318,640
Loss and credit carryforwards	85,731	—	116,478	—
Other	360,893	218,571	293,246	173,372

	1,036,935	651,734	894,491	492,012
Valuation allowance	(52,347)	—	(56,425)	—

	$984,588	$651,734	$838,066	$492,012

Valuation allowances have been established for capital loss carryforwards, state deferred tax assets, net of federal tax, related to net operating losses and credits and other deferred tax assets for which the Company has determined it is more likely than not that these benefits will not be realized. At September 30, 2011, the Company had deferred state tax assets for net state operating losses and credit carryforwards of $40,653 for which a valuation allowance of $26,800 has been established due to the uncertainty of generating sufficient taxable income in the state jurisdictions to utilize the deferred tax assets before they principally expire between 2012 and 2014.

A reconciliation of the federal statutory tax rate to the Company’s effective tax rate was as follows:

	2011	2010	2009

Federal statutory tax rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal tax benefit	1.1	0.9	0.6
Effect of foreign and Puerto Rico earnings and foreign tax credits	(7.2)	(5.3)	(7.4)
Effect of Research Credits and Domestic Production Activities,	(2.6)	(1.6)	(2.7)
Other, net	—	0.2	0.6

	26.3%	29.2%	26.1%

The approximate amounts of tax reductions related to tax holidays in various countries in which the Company does business were $60,275, $51,300 and $44,800, in 2011, 2010 and 2009, respectively. The tax holidays expire at various dates through 2023.

The Company made income tax payments, net of refunds, of $512,092 in 2011, $391,965 in 2010 and $368,724 in 2009.

Note 16 —	Supplemental Financial Information

Other Income (Expense), Net

Other income (expense), net in 2011 was $(6,209), which primarily included gains recognized on the sale of assets of $2,857, equity investment net income of $3,017 and income from license and other agreements of $4,479, partially offset by foreign exchange losses (inclusive of hedging costs) of $(13,144) and the write-down of investments of $(3,304).

Other income (expense), net in 2010 was $497, which primarily included the gain recognized on the sale of the extended dwell catheter product platform of $18,039, equity investment income of $4,848 and income from license and other agreements of $6,063, partially offset by foreign exchange losses (inclusive of hedging costs) of $(14,756) and the write-down of investments of $(14,024).

Becton, Dickinson and Company

Notes to Consolidated Financial Statements — (Continued)

Other income (expense), net in 2009 was $(3,850), which primarily included foreign exchange losses (inclusive of hedging costs) of $(14,973), partially offset by equity investment income of $4,542 and income from license and other agreements of $6,387.

Trade Receivables, Net

Allowances for doubtful accounts and cash discounts netted against trade receivables were $43,283 and $46,318 at September 30, 2011 and 2010, respectively. The amounts recognized in 2011, 2010 and 2009 relating to these valuation accounts are provided in the following table:

	Allowance for
	Doubtful		Allowance for
	Accounts		Cash Discounts	Total

Balance at September 30, 2008	26,709		8,905	35,614
Additions charged to costs and expenses	18,321		48,025	66,346
Deductions and other	(4,745	)(A)	(48,706)	(53,451)

Balance at September 30, 2009	40,285		8,224	48,509
Additions charged to costs and expenses	6,487		31,944	38,431
Deductions and other	(6,373	)(A)	(34,249)	(40,622)

Balance at September 30, 2010	$40,399		$5,919	$46,318
Additions charged to costs and expenses	12,510		26,147	38,657
Deductions and other	(17,360	)(A)	(24,332)	(41,692)

Balance at September 30, 2011	$35,549		$7,734	$43,283

(A)	Accounts written off.

Inventories

Inventories at September 30 consisted of:

	2011	2010

Materials	$176,955	$169,268
Work in process	233,538	225,878
Finished products	834,479	750,191

	$1,244,972	$1,145,337

Property, Plant and Equipment, Net

Property, Plant and Equipment, Net at September 30 consisted of:

	2011	2010

Land	$98,418	$100,988
Buildings	2,153,362	2,095,254
Machinery, equipment and fixtures	4,549,805	4,259,140
Leasehold improvements	78,624	76,680

	6,880,209	6,532,062
Less accumulated depreciation and amortization	3,669,012	3,431,570

	$3,211,197	$3,100,492

Becton, Dickinson and Company

SUPPLEMENTARY DATA (UNAUDITED)

	2011
	1st	2nd	3rd	4th	Year
	Thousands of dollars, except per share amounts

Revenues	$1,842,005	$1,922,023	$2,014,081	$2,050,795	$7,828,904
Gross Profit	976,574	1,001,434	1,062,101	1,051,443	4,091,552
Income from Continuing Operations	314,276	311,062	338,110	301,404	1,264,852
Earnings per Share(A):
Income from Continuing Operations	1.38	1.41	1.54	1.39	5.72
Income (Loss) from Discontinued Operations	0.01	—	0.02	(0.01)	0.03
Basic Earnings per Share	1.39	1.41	1.57	1.38	5.75
Income from Continuing Operations	1.35	1.38	1.51	1.36	5.59
Income (Loss) from Discontinued Operations	0.01	—	0.02	(0.01)	0.03
Diluted Earnings per Share	1.36	1.38	1.53	1.36	5.62

	2010
	1st	2nd	3rd	4th	Year
	Thousands of dollars, except per share amounts

Revenues	$1,868,818	$1,799,409	$1,830,911	$1,873,195	$7,372,333
Gross Profit	974,494	934,917	947,477	972,262	3,829,150
Income from Continuing Operations	304,093	285,034	294,160	293,053	1,176,340
Earnings per Share(A):
Income from Continuing Operations	1.28	1.21	1.26	1.27	5.02
Income from Discontinued Operations	0.05	0.05	0.05	0.45	0.60
Basic Earnings per Share	1.33	1.26	1.32	1.71	5.62
Income from Continuing Operations	1.25	1.18	1.23	1.24	4.90
Income from Discontinued Operations	0.05	0.05	0.05	0.44	0.59
Diluted Earnings per Share	1.30	1.24	1.29	1.68	5.49

(A)	Total per share amounts may not add due to rounding.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

An evaluation was conducted by BD’s management, with the participation of BD’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of BD’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of September 30, 2011. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were, as of the end of the period covered by this report, effective and designed to ensure that material information relating to BD and its consolidated subsidiaries would be made known to them by others within these entities. There were no changes in BD’s internal control over financial reporting during the fiscal quarter ended September 30, 2011 identified in connection with the above-referenced evaluations that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting and the Report of Independent Registered Public Accounting Firm are contained in Item 8, Financial Statements and Supplementary Data, and are incorporated herein by reference.

Item 9B.	Other Information.

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information relating to directors and the Audit Committee of the BD Board of Directors required by this item will be contained under the captions “Proposal 1. Election of Directors” and “Board of Directors — Committee Membership and Function — Audit Committee” in a definitive proxy statement involving the election of directors, which the registrant will file with the SEC not later than 120 days after September 30, 2011 (the “2012 Proxy Statement”), and such information is incorporated herein by reference.

The information relating to executive officers required by this item is included herein in Part I under the caption “Executive Officers of the Registrant.”

Certain other information required by this item will be contained under the captions “Ownership of BD Common Stock — Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance — Code of Conduct” in BD’s 2012 Proxy Statement, and such information is incorporated herein by reference.

Item 11.	Executive Compensation.

The information required by this item will be contained under the captions “Board of Directors — Non-Management Directors’ Compensation,” “Compensation Discussion and Analysis,” “Report of the Compensation and Benefits Committee,” and “Compensation of Named Executive Officers” in BD’s 2012 Proxy Statement, and such information is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item will be contained under the caption “Ownership of BD Common Stock” in BD’s 2012 Proxy Statement, and such information is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this item will be contained under the caption “Corporate Governance — Director Independence; Policy Regarding Related Person Transactions” in BD’s 2012 Proxy Statement, and such information is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services.

The information required by this item will be contained under the caption “Proposal 2. Ratification of Selection of Independent Registered Public Accounting Firm” in BD’s 2012 Proxy Statement, and such information is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)	Financial Statements

The following consolidated financial statements of BD are included in Item 8 of this report:

•	Reports of Independent Registered Public Accounting Firm

•	Consolidated Statements of Income — Years ended September 30, 2011, 2010 and 2009

•	Consolidated Statements of Comprehensive Income — Years ended September 30, 2011, 2010 and 2009

•	Consolidated Balance Sheets — September 30, 2011 and 2010

•	Consolidated Statements of Cash Flows — Years ended September 30, 2011, 2010 and 2009

•	Notes to Consolidated Financial Statements

(b)	Financial Statement Schedules

See Note 16 to the Consolidated Financial Statements included in Item 8, Financial Statements and Supplementary Data.

(c)	Exhibits

See the Exhibit Index beginning on page 88 hereof for a list of all management contracts, compensatory plans and arrangements required by this item (Exhibit Nos. 10(a) through 10(o)), and all other Exhibits filed or incorporated by reference as a part of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Becton, Dickinson and Company

By:	/s/ Gary DeFazio
Gary DeFazio
Vice President and Corporate Secretary

Dated: November 23, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on the 23rd day of November, 2011 by the following persons on behalf of the registrant and in the capacities indicated.

Name	Capacity

/s/ Vincent A. Forlenza (Vincent A. Forlenza)	Chief Executive Officer and President (Principal Executive Officer)

/s/ David V. Elkins (David V. Elkins)	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ William A. Tozzi (William A. Tozzi)	Senior Vice President and Controller (Principal Accounting Officer)

Basil L. Anderson*	Director

Henry P. Becton, Jr.*	Director

Edward F. DeGraan*	Director

Claire M. Fraser-Liggett*	Director

Christopher Jones*	Director

Marshall O. Larsen*	Director

Edward J. Ludwig*	Director

Name	Capacity

Adel A.F. Mahmoud*	Director

Gary A. Mecklenburg*	Director

Cathy E. Minehan*	Director

James F. Orr*	Director

Willard J. Overlock, Jr.*	Director

Bertram L. Scott*	Director

Alfred Sommer*	Director

*By:	/s/ Gary DeFazio
Gary DeFazio
Attorney-in-fact

EXHIBIT INDEX

Exhibit
Number		Description	Method of Filing

3	(a)(i)	Restated Certificate of Incorporation, dated as of February 3, 2009	Incorporated by reference to Exhibit 3(a) to the registrant’s Quarterly Report on Form 10-Q for the period ended December 31, 2008
3	(b)	By-Laws, as amended and restated as of July 26, 2011	Incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K dated July 26, 2011
4	(d)	Indenture, dated as of March 1, 1997, between the registrant and The Bank of New York Mellon Trust Company, N.A. (as successor to JPMorgan Chase Bank)	Incorporated by reference to Exhibit 4(a) to Form 8-K filed by the registrant on July 31, 1997
The registrant hereby agrees to furnish to the Commission upon request a copy of any other instruments which define the rights of holders of long-term debt of the registrant.
10	(a)	Form of Employment Agreement with executive officers relating to employment following a change of control of the registrant	Incorporated by reference to Exhibit 10(a) to the registrant’s Quarterly Report on Form 10-Q for the period ended December 31, 2008
10	(b)	Stock Award Plan, as amended and restated as of January 31, 2006	Incorporated by reference to Exhibit 10(a) to the registrant’s Quarterly Report on Form 10-Q for the period ended December 31, 2005
10	(c)	Performance Incentive Plan, as amended and restated September 23, 2008	Incorporated by reference to Exhibit 10(c) to the registrant’s Current Report on Form 8-K dated September 26, 2008
10	(d)(i)	Deferred Compensation and Retirement Benefit Restoration Plan, as amended and restated as of October 1, 2009	Incorporated by reference to Exhibit 10(d)(i) to the registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2009
10	(d)(ii)	1996 Directors’ Deferral Plan, as amended and restated as of October 1, 2009	Incorporated by reference to Exhibit 10(d)(ii) to the registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2009
10	(e)(i)	1994 Restricted Stock Plan for Non Employee Directors	Incorporated by reference to Exhibit A to the registrant’s Proxy Statement dated January 5, 1994
10	(e)(ii)	Amendment to the 1994 Restricted Stock Plan for Non-Employee Directors as of November 26, 1996	Incorporated by reference to Exhibit 10(j)(ii) to the registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 1996
10	(f)(i)	1995 Stock Option Plan, as amended and restated January 27, 1998	Incorporated by reference to Exhibit 10(k) to the registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 1998
10	(f)(ii)	Amendments dated as of April 24, 2000 to the 1995 Stock Option Plan, as amended and restated January 27, 1998	Incorporated by reference to Exhibit 10(k) to the registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2000
10	(g)(i)	1998 Stock Option Plan	Incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q/A for the period ended March 31, 1998
10	(g)(ii)	Amendments dated as of April 24, 2000 to the 1998 Stock Option Plan	Incorporated by reference to Exhibit 10(l) to the registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2000
10	(h)	Australian, French and Spanish addenda to the Becton, Dickinson and Company Stock Option Plans	Incorporated by reference to Exhibit 10(m) to the registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 1998

Exhibit
Number		Description	Method of Filing

10	(i)	Indian addendum to the Becton, Dickinson and Company Stock Option Plans	Incorporated by reference to Exhibit 10(n) to registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 1999
10	(j)	China and Japan addenda to Becton, Dickinson and Company Stock Option Plans	Incorporated by reference to Exhibit 10(n)(i) to registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2002
10	(k)(i)	Non-Employee Directors 2000 Stock Option Plan	Incorporated by reference to Exhibit 10(o) to the registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2000
10	(k)(ii)	Amendments dated as of April 24, 2000 to the Non-Employee Directors 2000 Stock Option Plan	Incorporated by reference to Exhibit 10(o) to the registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2000
10	(l)	2002 Stock Option Plan	Incorporated by reference to Appendix A to the registrant’s Proxy Statement dated January 3, 2002
10	(m)	2004 Employee and Director Equity-Based Compensation Plan, as amended and restated as of July 27, 2010	Incorporated by reference to Exhibit 10 to the registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2010
10	(n)	Terms of Awards under 2004 Employee and Director Equity-Based Compensation Plan	Incorporated by reference to Exhibit 10(p) to the registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008
10	(o)	Amended and Restated Aircraft Time Sharing Agreement between Becton, Dickinson and Company and Edward J. Ludwig dated as of September 21, 2006	Incorporated by reference to Exhibit 10(r) to the registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2006
10	(p)(i)	Amended and Restated Five-Year Credit Agreement, dated as of December 1, 2006 among the registrant and the banks named therein	Incorporated by reference to Exhibit 10(p)(i) to the registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2010
10	(p)(ii)	Extension of term of Amended and Restated Five-Year Credit Agreement	Incorporated by reference to Exhibit 10(p)(ii) to the registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2010
21		Subsidiaries of the registrant	Filed with this report
23		Consent of independent registered public accounting firm	Filed with this report
24		Power of Attorney	Filed with this report
31		Certifications of Chief Executive Officer and Chief Financial Officer, pursuant to SEC Rule 13(a)-14(a)	Filed with this report
32		Certifications of Chief Executive Officer and Chief Financial Officer, pursuant to Section 1350 of Chapter 63 of Title 18 of the U.S. Code	Filed with this report
101		The following materials from this report, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.

Copies of any Exhibits not accompanying this Form 10-K are available at a charge of 10 cents per page by contacting: Investor Relations, Becton, Dickinson and Company, 1 Becton Drive, Franklin Lakes, New Jersey 07417-1880, Phone: 1-800-284-6845.