Form 10-Q
period 2011-12-31
BECTON DICKINSON & CO
filed 2012-02-07
CIK 10795

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

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

(201) 847-6800 .

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Shares Outstanding as of December 31, 2011
Common stock, par value $1.00	210,103,437

BECTON, DICKINSON AND COMPANY

FORM 10-Q

For the quarterly period ended December 31, 2011

ITEM 1. FINANCIAL STATEMENTS

BECTON, DICKINSON AND COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

Thousands of dollars

Assets	December 31, 2011	September 30, 2011
	(Unaudited)
Current Assets:
Cash and equivalents	$2,196,278	$1,175,282
Short-term investments	497,413	388,031
Trade receivables, net	1,139,081	1,228,637
Inventories:
Materials	174,266	176,955
Work in process	245,472	233,538
Finished products	841,992	834,479

	1,261,730	1,244,972
Prepaid expenses, deferred taxes and other	599,642	631,409

Total Current Assets	5,694,144	4,668,331

Property, plant and equipment	6,920,607	6,880,209
Less allowances for depreciation and amortization	3,708,295	3,669,012

	3,212,312	3,211,197

Goodwill	992,736	991,121
Core and Developed Technology, Net	371,780	380,899
Other Intangibles, Net	415,238	417,636
Capitalized Software, Net	320,121	316,634
Other	407,032	444,610

Total Assets	$11,413,363	$10,430,428

Liabilities and Shareholders’ Equity

Current Liabilities:
Short-term debt	$203,894	$234,932
Payables and accrued expenses	1,402,480	1,588,296

Total Current Liabilities	1,606,374	1,823,228
Long-Term Debt	3,972,194	2,484,665
Long-Term Employee Benefit Obligations	777,599	1,068,483
Deferred Income Taxes and Other	329,642	225,877
Commitments and Contingencies	—	—
Shareholders’ Equity:
Common stock	332,662	332,662
Capital in excess of par value	1,831,882	1,793,160
Retained earnings	9,799,928	9,633,584
Deferred compensation	19,497	18,875
Common shares in treasury – at cost	(6,683,861)	(6,280,106)
Accumulated other comprehensive loss	(572,554)	(670,000)

Total Shareholders’ Equity	4,727,554	4,828,175

Total Liabilities and Shareholders’ Equity	$11,413,363	$10,430,428

See notes to condensed consolidated financial statements

BECTON, DICKINSON AND COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

Thousands of dollars, except per share data

(Unaudited)

	Three Months Ended December 31,
	2011	2010
Revenues	$1,887,645	$1,842,005

Cost of products sold	926,182	865,431
Selling and administrative	488,958	447,954
Research and development	113,936	115,542

Total Operating Costs and Expenses	1,529,076	1,428,927

Operating Income	358,569	413,078

Interest income	15,448	15,222
Interest expense	(29,378)	(15,553)
Other expense, net	(385)	(4,596)

Income From Continuing Operations Before Income Taxes	344,254	408,151

Income tax provision	81,244	93,875

Income From Continuing Operations	263,010	314,276

(Loss) Income from Discontinued Operations, net	(25)	1,661

Net Income	$262,985	$315,937

Basic Earnings per Share:
Income from Continuing Operations	$1.23	$1.38
(Loss) Income from Discontinued Operations	—	0.01

Basic Earnings per Share	$1.23	$1.39

Diluted Earnings per Share:
Income from Continuing Operations	$1.21	$1.35
(Loss) Income from Discontinued Operations	—	0.01

Diluted Earnings per Share	$1.21	$1.36

Dividends per Common Share	$0.450	$0.410

See notes to condensed consolidated financial statements

BECTON, DICKINSON AND COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Thousands of dollars

(Unaudited)

	Three Months Ended December 31,
	2011	2010
Operating Activities
Net income	$262,985	$315,937
Less: (Loss) income from discontinued operations, net	(25)	1,661

Income from continuing operations	263,010	314,276
Adjustments to income from continuing operations to derive net cash provided by continuing operating activities, net of amounts acquired:
Depreciation and amortization	135,618	123,192
Share-based compensation	34,355	34,081
Deferred income taxes	29,171	(10,534)
Change in operating assets and liabilities	(81,891)	(28,630)
Pension obligation	(73,562)	27,576
Other, net	6,318	9,782

Net Cash Provided by Continuing Operating Activities	313,019	469,743

Investing Activities
Capital expenditures	(103,653)	(79,842)
Capitalized software	(12,503)	(17,666)
Purchases of investments, net	(109,982)	(464,015)
Other, net	(25,776)	(5,827)

Net Cash Used for Continuing Investing Activities	(251,914)	(567,350)

Financing Activities
Change in short-term debt	(379)	31,826
Proceeds from long-term debt	1,488,285	991,265
Payments of debt	(31,454)	(7)
Repurchase of common stock	(399,873)	(836,891)
Excess tax benefits from payments under share-based compensation plans	3,736	14,979
Dividends paid	(96,154)	(92,707)
Issuance of common stock and other, net	(4,994)	27,522

Net Cash Provided by Continuing Financing Activities	959,167	135,987

Discontinued Operations
Net cash provided by (used for) operating activities	1,539	(3,634)
Net cash used for investing activities	(113)	(75)

Net Cash Provided by (Used for) Discontinued Operations	1,426	(3,709)

Effect of exchange rate changes on cash and equivalents	(702)	(1,305)

Net increase in cash and equivalents	1,020,996	33,366

Opening Cash and Equivalents	1,175,282	1,215,989

Closing Cash and Equivalents	$2,196,278	$1,249,355

See notes to condensed consolidated financial statements

BECTON, DICKINSON AND COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Dollar and share amounts in thousands, except per share data

December 31, 2011

Note 1 – Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, in the opinion of the management of the Company, include all adjustments which are of a normal recurring nature, necessary for a fair presentation of the financial position and the results of operations and cash flows for the periods presented. However, the financial statements do not include all information and accompanying notes required for a presentation in accordance with U.S. generally accepted accounting principles. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included or incorporated by reference in the Company’s 2011 Annual Report on Form 10-K. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year.

Note 2 – Comprehensive Income

Comprehensive income was comprised of the following:

	Three Months Ended December 31,
	2011	2010
Net Income	$262,985	$315,937
Other Comprehensive Income (Loss), Net of Tax
Foreign currency translation adjustments	(48,087)	(38,728)
Benefit plans adjustment	143,747	10,765
Unrealized loss on investments, net of amounts recognized	(28)	—
Unrealized gains on cash flow hedges, net of amounts realized	1,814	8,898

	97,446	(19,065)

Comprehensive Income	$360,431	$296,872

The loss recorded as foreign currency translation adjustments for the three months ended December 31, 2011 is mainly attributable to the weakening of the Euro against the U.S. dollar during this period. The gain recorded as benefit plan adjustments primarily relates to the November 30, 2011 remeasurement of the Company’s U.S. defined pension plan. Additional disclosures regarding the benefit plan remeasurement are included in Note 7.

Note 3 – Earnings per Share

The weighted average common shares used in the computations of basic and diluted earnings per share (shares in thousands) were as follows:

	Three Months Ended December 31,
	2011	2010
Average common shares outstanding	214,300	228,083
Dilutive share equivalents from share-based plans	3,334	4,832

Average common and common equivalent shares outstanding – assuming dilution	217,634	232,915

Note 4 – Contingencies

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

In June 2007, Retractable Technologies, Inc. (“RTI”) filed a complaint against the Company under the caption Retractable Technologies, Inc. vs. Becton Dickinson and Company (Civil Action No. 2:07-cv-250, U.S. District Court, Eastern District of Texas). RTI alleges that the BD IntegraTM syringes infringe patents licensed exclusively to RTI. In its complaint, RTI also alleges that the Company engaged in false advertising with respect to certain of the Company’s safety-

engineered products in violation of the Lanham Act; acted to exclude RTI from various product markets and to maintain its market share through, among other things, exclusionary contracts in violation of state and federal antitrust laws; and engaged in unfair competition. In January 2008, the court severed the patent and non-patent claims into separate cases, and stayed the non-patent claims during the pendency of the patent claims at the trial court level. RTI seeks money damages and injunctive relief. On April 1, 2008, RTI filed a complaint against BD under the caption Retractable Technologies, Inc. and Thomas J. Shaw v. Becton Dickinson and Company (Civil Action No.2:08-cv-141, U.S. District Court, Eastern District of Texas). RTI alleges that the BD IntegraTM syringes infringe another patent licensed exclusively to RTI. RTI seeks money damages and injunctive relief. On August 29, 2008, the court ordered the consolidation of the patent cases. On November 9, 2009, at a trial of these consolidated cases, the jury rendered a verdict in favor of RTI on all but one of its infringement claims, but did not find any willful infringement, and awarded RTI $5,000 in damages. On May 19, 2010, the court granted RTI’s motion for a permanent injunction against the continued sale by the Company of its BD IntegraTM products in their current form, but stayed the injunction for the duration of the Company’s appeal. At the same time, the court lifted a stay of RTI’s non-patent claims. On July 8, 2011, the Court of Appeals for the Federal Circuit reversed the District Court judgment that the Company’s 3ml BD Integra™ products infringed the asserted RTI patents and affirmed the District Court judgment of infringement against the Company’s discontinued 1ml BD Integra™ products. On October 31, 2011, the Federal Circuit Court of Appeals denied RTI’s request for an en banc rehearing. RTI has advised the court of its intention to seek an appeal of the Federal Circuit Court of Appeals’ patent ruling to the United States Supreme Court, and has until March 26, 2012, to file for such appeal. The trial on RTI’s antitrust and false advertising claims has been postponed pending resolution of RTI’s appeal of the patent ruling.

With respect to RTI’s antitrust and false advertising claims, BD cannot estimate the possible loss or range of possible loss as there are significant legal and factual issues to be resolved. These include discovery regarding RTI’s alleged damages and liability theories, which has not been completed. Each party has filed motions seeking to exclude portions of the other party’s expert testimony and to preclude the other party from introducing certain other evidence at trial. RTI’s intention to seek an appeal of the appellate court’s patent ruling to the U.S. Supreme Court adds further uncertainty to the possible future outcomes of RTI’s antitrust and false advertising claims. In the event that RTI ultimately succeeds at trial and subsequent appeals on its antitrust and false advertising claims, any potential loss could be material as RTI is seeking to recover substantial damages including disgorgement of profits and damages under the federal antitrust laws which are trebled. BD believes RTI’s allegations are without merit.

On October 19, 2009, Gen-Probe Incorporated (“Gen-Probe”) filed a patent infringement action against BD in the U.S. District Court for the Southern District of California. The complaint alleges that the BD Viper™ and BD Viper™ XTR™ systems and BD ProbeTec™ specimen collection products infringe certain U.S. patents of Gen-Probe. On March 23, 2010, Gen-Probe filed a complaint, also in the U.S. District Court for the Southern District of California, alleging that the BD MaxTM instrument infringes Gen-Probe patents. The patents alleged to be infringed are a subset of the Gen-Probe patents asserted against the Company in the October 2009 suit. On June 8, 2010, the Court consolidated these cases. Gen-Probe is seeking monetary damages and injunctive relief. The Company currently cannot estimate the range of reasonably possible losses for this matter as the proceedings are in relatively early stages and there are significant issues to be resolved, as, among other things, fact discovery is ongoing, expert discovery, including depositions, has not commenced, expert reports (including damage reports) have not been prepared, the claims that Gen-Probe intends to take to trial have not been specified, and summary judgment motions may still be filed.

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

	Three Months Ended December 31,
	2011	2010
Revenues (A)
Medical	$950,397	$926,547
Diagnostics	620,743	601,722
Biosciences	316,505	313,736

	$1,887,645	$1,842,005

Segment Operating Income
Medical	$253,735	$275,597
Diagnostics	165,364	161,163
Biosciences	82,968	90,464

Total Segment Operating Income	502,067	527,224
Unallocated Items (B)	(157,813)	(119,073)

Income from Continuing Operations Before Income Taxes	$344,254	$408,151

(A)	Intersegment revenues are not material.
(B)	Includes primarily interest, net; foreign exchange; corporate expenses; and share-based compensation expense.

	Three Months Ended December 31,
	2011	2010
Revenues by Organizational Units
BD Medical
Medical Surgical Systems	$522,308	$512,728
Diabetes Care	225,920	213,882
Pharmaceutical Systems	202,169	199,937

	$950,397	$926,547

BD Diagnostics
Preanalytical Systems	$316,622	$312,628
Diagnostic Systems	304,121	289,094

	$620,743	$601,722

BD Biosciences
Cell Analysis	$243,601	$240,742
Discovery Labware	72,904	72,994

	$316,505	$313,736

	$1,887,645	$1,842,005

Revenues by geographic areas were as follows:

	Three Months Ended December 31,
	2011	2010
Total Revenues
United States	$828,793	$828,602
International	1,058,852	1,013,403

	$1,887,645	$1,842,005

Note 6 – Share-Based Compensation

The Company grants share-based awards under the 2004 Employee and Director Equity-Based Compensation Plan (the “2004 Plan”), which provides long-term incentive compensation to employees and directors. The Company believes that such awards align the interests of its employees and directors with those of its shareholders.

The fair value of share-based payments is recognized as compensation expense in net income. For the three months ended December 31, 2011 and 2010, compensation expense charged to income was $34,355 and $34,081, respectively. Share-based compensation attributable to discontinued operations was not material.

The amount of unrecognized compensation expense for all non-vested share-based awards as of December 31, 2011 was approximately $150,300, which is expected to be recognized over a weighted-average remaining life of approximately 2.6 years.

The fair values of stock appreciation rights granted during the annual share-based grants in November of 2011 and 2010, respectively, were estimated on the date of grant using a lattice-based binomial valuation model based on the following assumptions:

	2011	2010
Risk-free interest rate	1.67%	2.40%
Expected volatility	22.00%	24.00%
Expected dividend yield	2.50%	2.14%
Expected life	7.9 years	7.8 years
Fair value derived	$12.61	$16.80

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

On November 30, 2011, the Company remeasured its U.S. defined pension plan as a result of amendments to this plan that were approved and communicated to affected employees during the first quarter of fiscal year 2012. Effective January 1, 2013, all plan participants’ benefits in the defined benefit traditional pension plan will be converted to a defined benefit cash balance pension plan. The November 30, 2011 remeasurement was based upon a discount rate of 5.1%, compared with the discount rate of 4.9% used on the September 30, 2011 measurement date. The increase in the discount rate will reduce total fiscal year 2012 net pension cost by $5,300. An increase in plan assets held as of November 30, 2011 compared with assets held as of September 30, 2011 also will reduce total fiscal year 2012 net pension cost by $6,200. The total reduction in fiscal year 2012 net pension cost resulting from the remeasurement will be $40,200.

Net pension and postretirement cost included the following components for the three months ended December 31:

	Pension Plans		Other Postretirement Benefits
	2011	2010	2011	2010
Service cost	$23,029	$22,904	$1,470	$1,473
Interest cost	27,989	23,258	3,215	3,284
Expected return on plan assets	(31,772)	(25,557)	—	—
Amortization of prior service credit	(3,370)	(270)	(173)	(172)
Amortization of loss	17,196	13,881	1,162	1,117

Net pension and postretirement cost	$33,072	$34,216	$5,674	$5,702

Postemployment benefit costs for the three months ended December 31, 2011 and 2010 were $8,995 and $6,794, respectively.

Note 8 – Divestitures

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

Results of discontinued operations were as follows:

	Three Months Ended December 31,
	2011	2010
Revenues	$48	$2,888

(Loss) income from discontinued operations before income taxes	(44)	1,884
Less income tax (benefit) provision	(19)	223

(Loss) income from discontinued operations, net	$(25)	$1,661

Note 9 – Intangible Assets

Intangible assets consisted of:

	December 31, 2011		September 30, 2011
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets
Core and developed technology	$688,233	$316,453	$685,191	$304,292
Product rights	153,372	3,834	152,140	1,268
Patents, trademarks, and other	311,860	234,129	309,337	230,542

	$1,153,465	$554,416	$1,146,668	$536,102

Unamortized intangible assets
Acquired in-process research and development	$185,300		$185,300
Trademarks	2,669		2,669

	$187,969		$187,969

Intangible amortization expense for the three months ended December 31, 2011 and 2010 was $16,532 and $11,734, respectively.

Note 10 – Derivative Instruments and Hedging Activities

The Company uses derivative instruments to mitigate certain exposures. The effects these derivative instruments and hedged items have on financial position, financial performance, and cash flows are provided below.

Foreign Currency Risks and Related Strategies

The Company has foreign currency exposures throughout Europe, Asia Pacific, Canada, Japan and Latin America. From time to time, the Company may partially hedge forecasted export sales denominated in foreign currencies using forward and option contracts, generally with one-year terms. The Company’s hedging program has been designed to mitigate exposures resulting from movements of the U.S. dollar, from the beginning of a reporting period, against other foreign currencies. The Company’s strategy is to offset the changes in the present value of future foreign currency revenue resulting from these movements with either gains or losses in the fair value of foreign currency derivative contracts. The Company did not enter into contracts to hedge cash flows for fiscal year 2011 and as of December 31, 2011, the Company has not entered into contracts to hedge cash flows for fiscal year 2012.

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

The total notional amounts of the Company’s outstanding foreign exchange contracts as of December 31, 2011 and September 30, 2011 were $1,619,341 and $2,209,780, respectively.

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

Changes in the fair value of the interest rate swaps designated as cash flow hedges (i.e., hedging the exposure to variability in expected future cash flows that is attributable to a particular risk) are offset by amounts recorded in Other comprehensive income (loss). If interest rate derivatives designated as cash flow hedges are terminated, the balance in Accumulated other comprehensive income (loss) attributable to those derivatives is reclassified into earnings over the remaining life of the hedged debt. The amount, related to terminated interest rate swaps, expected to be reclassified and recorded in Interest expense within the next 12 months is $5,271, net of tax.

The total notional amounts of the Company’s outstanding interest rate swaps designated as fair value hedges were $200,000 at both December 31, 2011 and September 30, 2011. The outstanding swap represents a fixed-to-floating rate swap agreement that was entered into to convert the interest payments on $200,000 in 4.55% notes, due April 15, 2013, from the fixed rate to a floating interest rate based on LIBOR.

The Company had no outstanding interest rate swaps designated as cash flow hedges as of December 31, 2011. The total notional amount of the Company’s outstanding interest rate swaps designated as cash flow hedges as of September 30, 2011 was $900,000 and included forward starting fixed-to-floating rate swap agreements under which the Company agreed to pay a fixed interest rate and receive a floating interest rate based on LIBOR, subject to mandatory termination and cash settlement on the forward start date. These hedges were entered into during the fourth quarter of fiscal year 2011 in anticipation of issuing new long-term debt in the first quarter of fiscal year 2012. Their purpose was to partially hedge the risk of changes in interest payments attributable to changes in the benchmark interest rate (the U.S. Dollar LIBOR swap rate) against which the debt was issued. These swaps were terminated on November 3, 2011, concurrent with the issuance of the new long-term debt.

Risk Exposures Not Hedged

The Company purchases resins, which are oil-based components used in the manufacture of certain products. While the Company has been able to hedge certain purchases of polyethylene, the Company does not currently use any hedges to manage the risk exposures related to other resins. Significant increases in world oil prices that lead to increases in resin purchase costs could impact future operating results. From time to time, the Company has managed price risks associated with other commodity purchases. The Company had no commodity forward contracts outstanding as of December 31, 2011 or September 30, 2011.

Effects on Consolidated Balance Sheets

The location and amounts of derivative instrument fair values in the consolidated balance sheet are segregated below between designated, qualifying hedging instruments and ones that are not designated for hedge accounting.

	December 31, 2011	September 30, 2011
Asset derivatives-designated for hedge accounting Interest rate swap	$4,804	$5,959

Asset derivatives-undesignated for hedge accounting Forward exchange contracts	$6,417	$37,198

Total asset derivatives (A)	$11,221	$43,157

Liability derivatives-designated for hedge accounting Interest rate swaps	$—	$69,103

Liability derivatives-undesignated for hedge accounting Forward exchange contracts	$11,491	$39,589

Total liability derivatives (B)	$11,491	$108,692

(A)	All asset derivatives are included in Prepaid expenses, deferred taxes and other.
(B)	All liability derivatives are included in Accrued expenses.

Effects on Consolidated Statements of Income

Cash flow hedges

The location and amount of gains and losses on designated derivative instruments recognized in the consolidated statement of income for the three months ended December 31 consisted of:

Derivatives Accounted for as Designated Cash Flow Hedging Relationships	Gain (Loss) Recognized in OCI on Derivatives		Location of Gain (Loss) Reclassified from Accumulated OCI into Income	Gain (Loss) Reclassified from Accumulated OCI into Income
	Three Months Ended December 31,			Three Months Ended December 31,
	2011	2010		2011	2010
Interest rate swaps	$1,814	$8,898	Interest expense	$(1,528)	$(451)

The Company’s designated derivative instruments are perfectly effective. As such, there were no gains or losses, related to hedge ineffectiveness or amounts excluded from hedge effectiveness testing, recognized immediately in income for the three-month period ending December 31, 2011.

The gain recorded in Other comprehensive income (loss) for the three months ended December 31, 2011 included the increase in the value of interest rate swaps entered into during the fourth quarter of fiscal year 2011 to partially hedge interest rate risk associated with the anticipated issuance of $500,000 of 5-year 1.75% notes and $1,000,000 of 10-year 3.125% notes in the first quarter of fiscal year 2012. These swaps were designated as hedges of the variability in interest payments attributable to changes in the benchmark interest rates against which the long-term debt was priced and they were terminated at a loss in November 2011, concurrent with the pricing of the notes. The gain recorded in Other comprehensive income (loss) for the three months ended December 31, 2011 also included the amortization of amounts related to terminated hedges.

The gain recognized in other comprehensive income for the three months ended December 31, 2010 was attributable primarily to gains realized on interest rate swaps that were entered into in the first quarter of 2011 in anticipation of issuing $700,000 of 10-year 3.25% notes and $300,000 of 30-year 5.00% notes. These swaps were designated as hedges of the variability in interest payments attributable to changes in the benchmark interest rates against which the long-term debt was priced and they were terminated at a gain in November 2010, concurrent with the pricing of the notes.

The realized gains and losses on the swaps terminated in both November 2011 and 2010 will be amortized over the lives of the notes with an offset to interest expense.

Fair value hedge

The location and amount of gains or losses on the hedged fixed rate debt attributable to changes in the market interest rates and the offsetting gain (loss) on the related interest rate swap were as follows:

	Gain/(Loss) on Swap		Gain/(Loss) on Borrowings
Income Statement Classification	Three Months Ended December 31,		Three Months Ended December 31,
	2011	2010	2011	2010
Other income (expense) (A)	$(1,155)	$(1,730)	$1,155	$1,730

(A)	Changes in the fair value of the interest rate swap offset changes in the fair value of the fixed rate debt due to changes in market interest rates. There was no hedge ineffectiveness relating to this interest rate swap.

Undesignated hedges

The location and amount of gains and losses recognized in income on derivatives not designated for hedge accounting were as follows:

		Amount of Gain (Loss) Recognized in Income on Derivatives
Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivatives	Three Months Ended December 31,
		2011	2010
Forward exchange contracts (B)	Other income (expense)	$(2,864)	$(17,501)

(B)	The gains and losses on forward contracts and currency options utilized to hedge the intercompany transactional foreign exchange exposures are largely offset by gains and losses on the underlying hedged items in Other income (expense).

Note 11 – Financial Instruments and Fair Value Measurements

The fair values of financial instruments, including those not recognized on the statement of financial position at fair value, carried at December 31, 2011 and September 30, 2011 are classified in accordance with the fair value hierarchy in the tables below:

		Basis of Fair Value Measurement
	December 31, 2011 Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Institutional money market investments	$1,644,568	$1,644,568	$—	$—
Forward exchange contracts	6,417	—	6,417	—
Interest rate swap	4,804	—	4,804	—

Total Assets	$1,655,789	$1,644,568	$11,221	$—

Liabilities
Forward exchange contracts	$11,491	$—	$11,491	$—
Long-term debt	3,972,194	—	4,394,985	—

Total Liabilities	$3,983,685	$—	$4,406,476	$—

		Basis of Fair Value Measurement
	September 30, 2011 Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Institutional money market investments	$590,515	$590,515	$—	$—
Forward exchange contracts	37,198	—	37,198	—
Interest rate swap	5,959	—	5,959	—

Total Assets	$633,672	$590,515	$43,157	$—

Liabilities
Forward exchange contracts	$39,589	$—	$39,589	$—
Interest rate swaps	69,103		69,103
Long-term debt	2,484,665	—	2,839,697	—

Total Liabilities	$2,593,357	$—	$2,948,389	$—

The Company’s institutional money market accounts permit daily redemption and the fair values of these investments are based upon the quoted prices in active markets provided by the holding financial institutions. The Company’s remaining cash equivalents were $551,710 and $584,767 at December 31, 2011 and September 30, 2011, respectively. Short-term investments are held to their maturities and are carried at cost, which approximates fair value. The cash equivalents consist of liquid investments with a maturity of three months or less and the short-term investments consist of instruments with maturities greater than three months and less than one year. The Company measures the fair value of forward exchange contracts and currency options using an income approach with significant observable inputs, specifically spot currency rates, market designated forward currency prices and a discount rate. The fair value of interest rate swaps is provided by the financial institutions that are counterparties to these arrangements. The fair value of long-term debt is based upon quoted prices in active markets for similar instruments.

The Company’s policy is to recognize any transfers into fair value measurement hierarchy levels and transfers out of levels at the beginning of each reporting period. There were no transfers in and out of Level 1, Level 2 or Level 3 measurements for the three months ended December 31, 2011.

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

Overview of Financial Results and Financial Condition

First quarter revenues of $1.888 billion represented an increase of 2.5% from the same period a year ago, and reflected volume increases of approximately 3.7%, partially offset by price decreases of approximately 1.3%. Foreign exchange translation had a minimal impact on revenue growth in the first quarter of 2012. During the quarter, we experienced weaker sales in the U.S. due to an uncertain research spending environment and increased pricing pressures compared to the prior year’s period. International revenues reflected continued strength in emerging market sales and strong sales of safety-engineered products. Sales in the United States of safety-engineered devices in the first quarter of 2012 were $291 million, representing a 2.4% increase from the prior year’s period. International sales of safety-engineered devices of $197 million in the first quarter of 2012 grew 16.4% over the prior year’s period, including an estimated $1 million, or less than 1%, unfavorable impact due to foreign currency translation. International safety-engineered device revenue growth continues to be driven by strong growth in the Medical segment, with the largest growth in emerging markets, including China and Latin America.

The healthcare industry is facing a challenging economic environment. The current economic conditions and other circumstances have resulted in pricing pressures for some of our products, and we expect this pricing pressure to continue through fiscal year 2012. In addition, healthcare utilization in the U.S. and Western Europe remains constrained due to decreases in government and private healthcare spending, resulting in less demand for our products, and we also expect these conditions to continue through fiscal 2012. We are also experiencing increased raw material costs.

We continue to invest in research and development spending, geographic expansion, and new product promotions to drive further revenue and profit growth. Our ability to sustain our long-term growth will depend on a number of factors, including our ability to expand our core business (including geographical expansion), develop innovative new products across our business segments, and continue to improve operating efficiency and organizational effectiveness. In addition to the economic conditions in the United States and elsewhere, numerous other factors can affect our ability to achieve these goals including, without limitation, increased competition and healthcare reform initiatives. For example, the U.S. healthcare reform law contains certain tax provisions that will affect BD. The most significant impact is the medical device excise tax, which imposes a 2.3% tax on certain U.S. sales of medical devices, beginning in January 2013. Sales of BD products that we estimate to be subject to this tax represented about 80% of BD’s total U.S. revenues in fiscal year 2011.

Our financial condition remains strong, with cash flows from continuing operating activities totaling $313 million in the first three months of 2012. In November 2011, we issued $500 million of 5-year 1.75% notes and $1 billion of 10-year 3.125% notes, as discussed further below. Also, we continued to return value to our shareholders as we repurchased $400 million of our common stock and paid cash dividends of $96 million in the first quarter of 2012.

We face currency exposure each reporting period that arises from translating the results of our worldwide operations to the U.S. dollar at exchange rates that fluctuate from the beginning of such period. We evaluate our results of operations on both an as reported and a foreign currency-neutral basis, which excludes the impact of fluctuations in foreign currency exchange rates. We calculate foreign currency-neutral percentages by converting our current-period local currency financial results using the prior-period foreign currency exchange rates and comparing these adjusted amounts to our current-period reported results.

From time to time, we may purchase forward contracts and options to partially protect against adverse foreign exchange rate movements. Gains or losses on our derivative instruments are largely offset by the gains or losses on the underlying hedged transactions. We do not enter into derivative instruments for trading or speculative purposes. As of December 31, 2011, we had not entered into contracts to hedge cash flows in fiscal year 2012 and revenues for the first quarter of fiscal year 2012 reflected a relatively immaterial favorable impact from foreign currency translation.

Results of Operations

Revenues

Refer to Note 5 in the Notes to Condensed Consolidated Financial Statements for segment financial data.

Medical Segment

First quarter revenues of $950 million represented an increase of $24 million, or 2.6%, compared with the prior year’s quarter, including an immaterial impact due to foreign currency translation.

The following is a summary of first quarter Medical revenues by organizational unit:

	Three months ended December 31,
(millions of dollars)	2011	2010	Total Change	Estimated Foreign Exchange Impact
Medical Surgical Systems	$522	$513	1.9%	(0.2)%
Diabetes Care	226	214	5.6%	0.1%
Pharmaceutical Systems	202	200	1.1%	0.5%

Total Revenues	$950	$927	2.6%	0.0%

Medical segment revenue growth was primarily driven by Diabetes Care, with continued strong sales of pen needles. The segment’s revenue growth also reflected solid growth of safety-engineered product sales within Medical Surgical Systems. Pharmaceutical Systems revenue growth in the current year’s period reflected strong U.S. sales due to biotech sampling. This growth was partially offset by adjustments in customer inventory levels and the unfavorable comparison to the prior year’s period which included sales from the launch of a low molecular weight heparin product. These unfavorable impacts lowered Pharmaceutical Systems’ revenue growth by approximately 3 percentage points. Global sales of safety-engineered products were $240 million, as compared with $213 million in the prior year’s quarter, and included a relatively immaterial favorable impact due to foreign currency translation.

Medical operating income for the first quarter was $254 million, or 26.7% of Medical revenues, compared with $276 million, or 29.7% of segment revenues, in the prior year’s quarter. Gross profit margin was lower in the current quarter than the first quarter of 2011 due to amortization of intangibles associated with the Carmel Pharma, AB (“Carmel”) acquisition that occurred in the fourth quarter of fiscal year 2011, unfavorable pricing impacts on certain product lines and increases in certain raw material costs. These unfavorable impacts on gross profit margin were partially offset by lower manufacturing costs from Project ReLoCo, a global, cross-functional business initiative to drive sustained low-cost capability primarily benefitting Medical Surgical Systems. See further discussion on gross profit margin below. Selling and administrative expense as a percent of Medical revenues in the first quarter of 2012 was higher than in the first quarter of 2011, primarily due to increased spending for expansion in emerging markets and higher expenses resulting from the Carmel acquisition as compared with the prior year’s period. Research and development expenses for the quarter increased $2 million, or 4% above the prior year’s period, reflecting ongoing investment in new products and platforms.

Diagnostics Segment

First quarter revenues of $621 million represented an increase of $19 million, or 3.2%, over the prior year’s quarter, including an estimated $1 million, or approximately 0.1%, unfavorable impact due to foreign currency translation.

The following is a summary of first quarter Diagnostics revenues by organizational unit:

	Three months ended December 31,
(millions of dollars)	2011	2010	Total Change	Estimated Foreign Exchange Impact
Preanalytical Systems	$317	$313	1.3%	(0.4)%
Diagnostic Systems	304	289	5.2%	0.2%

Total Revenues	$621	$602	3.2%	(0.1)%

Diagnostics segment revenue growth was primarily driven by sales of our Women’s Health and Cancer platform, strong sales growth of our microbiology platform as well as sales of Preanalytical Systems safety-engineered products. Global sales of safety-engineered products in the Preanalytical Systems unit totaled $248 million, compared with $240 million in the prior year’s quarter, and included an estimated $1 million unfavorable impact due to foreign currency translation.

Diagnostics operating income for the first quarter was $165 million, or 26.6% of Diagnostics revenues, compared with $161 million, or 26.8% of segment revenues, in the prior year’s quarter. Gross profit margin was lower in the current quarter than in the prior year’s quarter due to unfavorable pricing impacts on certain product lines and increases in certain raw material costs. See further discussion on gross profit margin below. Selling and administrative expense as a percentage of Diagnostics revenues in the first quarter of 2012 was higher than in the first quarter of 2011 primarily due to increased spending for expansion in emerging markets and spending for new product launches. Research and development expenses in the first quarter of 2012 decreased by $4 million compared with the prior year’s period reflecting the timing of expenses. Diagnostics’ research and development spending for the total fiscal year 2012 is expected to be slightly below, as a percentage of revenues, the spending in total fiscal year 2011.

Biosciences Segment

First quarter revenues of $317 million represented an increase of $3 million, or 0.9%, over the prior year’s quarter, including an estimated $2 million, or 0.6%, favorable impact due to foreign currency translation.

The following is a summary of first quarter Biosciences revenues by organizational unit:

	Three months ended December 31,
(millions of dollars)	2011	2010	Total Change	Estimated Foreign Exchange Impact
Cell Analysis	$244	$241	1.2%	0.5%
Discovery Labware	73	73	(0.1)%	1.1%

Total Revenues	$317	$314	0.9%	0.6%

Biosciences segment revenues in the current year’s quarter were relatively flat compared with the prior year’s period, reflecting reduced research funding in the U.S as well as reduced demand for high-end instruments.

Biosciences operating income for the first quarter was $83 million, or 26.2% of Biosciences revenues, compared with $90 million, or 28.8% of segment revenues, in the prior year’s quarter. Gross profit margin, as a percent of Biosciences revenue, was lower in the current quarter than the first quarter of 2011 primarily due to amortization of intangibles associated with capitalized software and the Accuri Cytometers, Inc. (“Accuri”) acquisition that occurred in the second fiscal quarter of 2011. These unfavorable variances from the prior year’s period were partially offset by lower manufacturing start-up costs. See further discussion on gross profit margin below. Selling and administrative expense as a percent of Biosciences revenues for the quarter was higher compared with the prior year’s quarter and reflected increased spending for expansion in emerging markets and the effect of moderate revenue growth in the current year’s period as compared with the prior year’s period. Research and development spending in the quarter was relatively flat compared with the spending in the prior year’s period.

Geographic Revenues

Revenues in the United States for the first quarter of $829 million were flat as compared with the prior year’s quarter. Growth in U.S. Medical revenues reflected strong sales of Pharmaceutical Systems and Diabetes Care products, which were partially offset as a result of pricing pressures for Medical Surgical products. U.S. Diagnostics revenue growth was affected by lower testing volumes impacting Preanalytical Systems. Biosciences revenue in the United States declined in the current year’s quarter compared with the prior year’s quarter due to reduced research funding for reagents as well as reduced demand for high-end instruments.

International revenues for the first quarter of $1.059 billion represented an increase of $45 million, or 4.5%, over the prior year’s quarter, including an estimated $1 million, or 0.1%, favorable impact due to foreign currency translation. International revenues for the first quarter of 2012 reflected growth from all segments, including growth attributable to emerging markets and strong sales of safety-engineered products.

Gross Profit Margin

Gross profit margin was 50.9% for the first quarter, compared with 53.0% for the comparable prior-year period. The decrease in gross profit margin reflected estimated unfavorable impacts of 200 basis points relating to operating performance and 10 basis points relating to foreign currency translation. Operating performance was adversely affected by 190 basis points due to unfavorable pricing impacts on certain product lines, decreased sales of products with higher gross margins and amortization of intangibles associated with the fiscal year 2011 Accuri and Carmel acquisitions. Operating performance was also unfavorably impacted by 70 basis points due to increases in certain raw material costs. The unfavorable impacts on operating performance for the current year’s period were partially offset by an estimated 60 basis points due to lower manufacturing costs from continuous improvement projects, such as Project ReLoCo, and lower manufacturing start-up costs.

Selling and Administrative Expense

Selling and administrative expense was 25.9% of revenues for the first quarter, compared with 24.3% for the prior year’s period. Aggregate expenses for the first quarter reflected an increase in core spending of $41 million, primarily relating to expansion of our business in emerging markets and higher expenses resulting from the Carmel acquisition. Aggregate expenses for the first quarter also reflected an increase in legal costs.

Research and Development Expense

Research and development expense was $114 million, or 6.0% of revenues, for the first quarter, representing a decrease of 1.4% compared with the prior year’s amount of $116 million, or 6.3% of revenues. This decrease in research and development expenses compared with the prior year’s period reflected the timing of expenses. Research and development spending for the total fiscal year 2012 is expected to be comparable, as a percentage of revenues, with the spending in total fiscal year 2011.

Non-Operating Expense and Income

Interest income of $15 million in the first quarter of 2012 was flat compared with the prior year’s period, reflecting no significant change in average interest rates and investment levels. Interest expense was $29 million in the first quarter, compared with $16 million in the prior year’s period. This increase reflects higher levels of long-term fixed-rate debt, partially offset by lower average interest rates on this debt.

Income Taxes

The income tax rate was 23.6% for the first quarter, compared with the prior year’s rate of 23.0%. The income tax rate in the first quarter of 2012 reflected the favorable impact of various tax settlements in multiple jurisdictions. The income tax rate in the first quarter of 2011 reflected the favorable impact due to the timing of certain tax benefits resulting from the retroactive extension of the U.S. research tax credit and a European restructuring transaction.

Income from Continuing Operations and Diluted Earnings Per Share from Continuing Operations

Income from continuing operations and diluted earnings per share from continuing operations for the first quarter of 2012 were $263 million and $1.21, respectively. Income from continuing operations and diluted earnings per share from continuing operations for the prior year’s first quarter were $314 million and $1.35, respectively. The current quarter’s earnings reflected an estimated $0.01 unfavorable impact due to foreign currency translation.

Liquidity and Capital Resources

Cash generated from operations, along with available cash and cash equivalents, is expected to be sufficient to fund our normal operating needs in 2012. Normal operating needs in fiscal year 2012 include working capital, capital expenditures, cash dividends and common stock repurchases. Net cash provided by continuing operating activities was $313 million during the first three months of 2012, compared with $470 million in the same period in 2011. The current period change in operating assets and liabilities was a net use of cash and primarily reflected higher levels of inventory and lower levels of accounts receivable, accounts payable and accrued expenses. Net cash provided by continuing operating activities in the first quarter of 2012 was reduced by changes in the pension obligation resulting primarily from discretionary cash contributions of approximately $100 million.

Net cash used for continuing investing activities for the first three months of the current year was $252 million, compared with $567 million in the prior-year period. Capital expenditures were $104 million in the first three months of 2012 and $80 million in the same period in 2011. The increase in cash used for purchases of investments in the first quarter of 2011 reflected the extension of maturities of certain highly liquid investments beyond three months.

Net cash provided by continuing financing activities for the first three months of the current year was $959 million, compared with $136 million in the prior-year period. The current period’s net cash provided by continuing financing activities includes the proceeds from $500 million of 5-year 1.75% notes and $1 billion of 10-year 3.125% notes issued on November 3, 2011. The net proceeds from these issuances are expected to be used for general corporate purposes, which may include funding for working capital, capital expenditures, repurchases of our common stock and acquisitions. The prior period’s cash provided by continuing financing activities included the proceeds from $700 million of 10-year 3.25% notes and $300 million of 30-year 5.00% notes issued on November 8, 2010. For the first three months of the current year, we repurchased approximately 5.5 million shares of our common stock for $400 million, compared with approximately 10.3 million shares of our common stock for $837 million in the prior-year period. Aggregate common stock repurchases are estimated to be approximately $1.5 billion for the full fiscal year 2012. A total of approximately 22.7 million common shares remain available for purchase at December 31, 2011 under the Board of Directors’ September 2010 and July 2011 repurchase authorizations, subject to market conditions.

As of December 31, 2011, total debt of $4.2 billion represented 46.2% of total capital (shareholders’ equity, net non-current deferred income tax liabilities, and debt), versus 35.8% at September 30, 2011. Short-term debt decreased to 5% of total debt at the end of December 31, 2011, from 9% at September 30, 2011.

We have in place a commercial paper borrowing program that is available to meet our short-term financing needs, including working capital requirements. Borrowings outstanding under this program were $200 million at December 31, 2011. We have available a $1 billion syndicated credit facility with an expiration date in December 2012. This credit facility, under which there were no borrowings outstanding at December 31, 2011, provides backup support for our commercial paper program and can also be used for other general corporate purposes. This credit facility includes a single financial covenant that requires BD to maintain an interest expense coverage ratio (ratio of earnings before income taxes, depreciation and amortization to interest expense) of not less than 5-to-1 for the most recent four consecutive fiscal quarters. On the last eight measurement dates, this ratio has ranged from 16-to-1 to 27-to-1. In addition, we have informal lines of credit outside the United States.

Government Receivables

Accounts receivable balances include sales to government-owned or government-supported healthcare facilities. Because these customers are government-owned or supported, we could be impacted by declines in sovereign credit ratings or by defaults in these countries.

We continually evaluate other government receivables, particularly in Italy, Spain and other parts of Western Europe, for potential collection risks associated with the availability of government funding and reimbursement practices. We believe the current reserves related to government receivables are adequate and this concentration of credit risk is not expected to have a material adverse impact on our financial position or liquidity.

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

The following are some important factors that could cause our actual results to differ from our expectations in any forward-looking statements. For further discussion of certain of these factors, see Item IA. Risk Factors in our 2011 Annual Report on Form 10-K.

•

The current conditions in the global economy and financial markets, and the potential adverse effect on the cost of operating our business, the demand for our products and services, prices for our products and services due to increases in pricing pressure, or our ability to produce our products, including the impact on developing countries. Also, the increase in sovereign debt during the financial crisis as a result of governmental intervention in the world economy poses additional risks to the global financial system and economic recovery. In addition, deficit reduction efforts or other adverse changes in the availability of government funding for healthcare and research, particularly in U.S. and Western Europe, could result in less demand for our products and additional pricing pressures, as well as create potential collection risks associated with such sales.

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

•

Our ability to penetrate developing and emerging markets, which also depends on local economic and political conditions and how well we are able to acquire or form strategic business alliances with local companies and make necessary infrastructure enhancements to production facilities, distribution networks, sales equipment and technology.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in information reported since the end of the fiscal year ended September 30, 2011.

Item 4. Controls and Procedures

An evaluation was carried out by BD’s management, with the participation of BD’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of BD’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of December 31, 2011. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were, as of the end of the period covered by this report, effective and designed to ensure that material information relating to BD and its consolidated subsidiaries would be made known to them by others within these entities. There were no changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2011 identified in connection with the above-referenced evaluation that have materially affected, or are reasonably likely to materially affect, BD’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are involved, both as a plaintiff and a defendant, in various legal proceedings which arise in the ordinary course of business, including product liability and environmental matters as set forth in our 2011 Annual Report on Form 10-K and in Note 4 of the Notes to Condensed Consolidated Financial Statements in this report. Since September 30, 2011, the following developments have occurred with respect to the legal proceedings in which we are involved:

Retractable Technologies, Inc. (“RTI”)

RTI has advised the court of its intention to seek an appeal of the Federal Circuit Court of Appeals’ patent ruling to the United States Supreme Court, and has until March 26, 2012, to file for such appeal. The trial on RTI’s antitrust and false advertising claims has been postponed pending resolution of RTI’s appeal of the patent ruling.

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

Item 1A.	Risk Factors

There have been no material changes to the risk factors disclosed in Part 1, Item 1A, of our 2011 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth certain information regarding our purchases of common stock of BD during the quarter ended December 31, 2011.

Issuer Purchases of Equity Securities

For the three months ended December 31, 2011	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
October 1 – 31, 2011	3,370	$74.16	—	28,151,313
November 1 – 30, 2011	1,939,766	$73.44	1,935,346	26,215,967
December 1 – 31, 2011	3,529,951	$73.09	3,526,424	22,689,543
Total	5,473,087	$73.22	5,461,770	22,689,543

(1)	Includes 4,719 shares purchased during the quarter in open market transactions by the trust relating to BD’s Deferred Compensation and Retirement Benefit Restoration Plan and 1996 Directors’ Deferral Plan, and 6,598 shares delivered to BD in connection with stock option exercises.
(2)	The repurchases were made pursuant to a repurchase program covering 21 million shares authorized by the Board of Directors on September 28, 2010, for which there is no expiration date. The Board authorized a repurchase program covering 18 million additional shares on July 26, 2011, for which there is no expiration date.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Reserved

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

Exhibit 31	Certifications of Chief Executive Officer and Chief Financial Officer, pursuant to SEC Rule 13a - 14(a).

Exhibit 32	Certifications of Chief Executive Officer and Chief Financial Officer, pursuant to Rule 13a - 14(b) and Section 1350 of Chapter 63 of Title 18 of the U.S. Code.

Exhibit 101	The following materials from this report, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Becton, Dickinson and Company
(Registrant)

Dated: February 7, 2012

/s/ David V. Elkins
David V. Elkins
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/ Suketu Upadhyay
Suketu Upadhyay
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