Form 10-Q
period 2012-03-31
BECTON DICKINSON & CO
filed 2012-05-03
CIK 10795

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Shares Outstanding as of March 31, 2012
Common stock, par value $1.00	202,700,234

BECTON, DICKINSON AND COMPANY

FORM 10-Q

For the quarterly period ended March 31, 2012

ITEM 1. FINANCIAL STATEMENTS

BECTON, DICKINSON AND COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

Thousands of dollars

	March 31, 2012	September 30, 2011
Assets	(Unaudited)
Current Assets:
Cash and equivalents	$1,839,490	$1,175,282
Short-term investments	272,569	388,031
Trade receivables, net	1,237,850	1,228,637
Inventories:
Materials	190,172	176,955
Work in process	269,794	233,538
Finished products	860,614	834,479

	1,320,580	1,244,972
Prepaid expenses, deferred taxes and other	630,096	631,409

Total Current Assets	5,300,585	4,668,331

Property, plant and equipment	7,081,458	6,880,209
Less allowances for depreciation and amortization	3,807,336	3,669,012

	3,274,122	3,211,197

Goodwill	1,032,493	991,121
Core and Developed Technology, Net	376,969	380,899
Other Intangibles, Net	427,043	417,636
Capitalized Software, Net	332,830	316,634
Other	451,350	444,610

Total Assets	$11,195,392	$10,430,428

Liabilities and Shareholders’ Equity

Current Liabilities:
Short-term debt	$206,330	$234,932
Payables and accrued expenses	1,415,159	1,588,296

Total Current Liabilities	1,621,489	1,823,228
Long-Term Debt	3,964,143	2,484,665
Long-Term Employee Benefit Obligations	786,335	1,068,483
Deferred Income Taxes and Other	347,137	225,877
Commitments and Contingencies	—	—
Shareholders’ Equity:
Common stock	332,662	332,662
Capital in excess of par value	1,858,241	1,793,160
Retained earnings	9,998,883	9,633,584
Deferred compensation	18,188	18,875
Common shares in treasury – at cost	(7,278,294)	(6,280,106)
Accumulated other comprehensive loss	(453,392)	(670,000)

Total Shareholders’ Equity	4,476,288	4,828,175

Total Liabilities and Shareholders’ Equity	$11,195,392	$10,430,428

See notes to condensed consolidated financial statements

BECTON, DICKINSON AND COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

Thousands of dollars, except per share data

(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2012	2011	2012	2011
Revenues	$1,990,818	$1,922,023	$3,878,464	$3,764,028

Cost of products sold	970,832	920,589	1,897,015	1,786,020
Selling and administrative	495,020	441,942	983,978	889,897
Research and development	118,528	119,152	232,464	234,693

Total Operating Costs and Expenses	1,584,380	1,481,683	3,113,457	2,910,610

Operating Income	406,438	440,340	765,007	853,418

Interest income	16,678	14,564	32,126	29,786
Interest expense	(35,140)	(23,921)	(64,518)	(39,474)
Other income (expense), net	4,657	(2,522)	4,272	(7,118)

Income From Continuing Operations Before Income Taxes	392,633	428,461	736,887	836,612

Income tax provision	102,085	117,399	183,328	211,273

Income From Continuing Operations	290,548	311,062	553,559	625,339

Income from Discontinued Operations, net	485	957	460	2,617

Net Income	$291,033	$312,019	$554,019	$627,956

Basic Earnings per Share:
Income from Continuing Operations	$1.41	$1.41	$2.63	$2.79
Income from Discontinued Operations	—	—	—	0.01

Basic Earnings per Share	$1.41	$1.41	$2.63	$2.80

Diluted Earnings per Share:
Income from Continuing Operations	$1.38	$1.38	$2.59	$2.72
Income from Discontinued Operations	—	—	—	0.01

Diluted Earnings per Share (A)	$1.39	$1.38	$2.59	$2.74

Dividends per Common Share	$0.450	$0.410	$0.900	$0.820

(A)	Total per share amounts may not add due to rounding.

See notes to condensed consolidated financial statements

BECTON, DICKINSON AND COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Thousands of dollars

(Unaudited)

	Six Months Ended March 31,
	2012	2011
Operating Activities
Net income	$554,019	$627,956
Less: Income from discontinued operations, net	460	2,617

Income from continuing operations	553,559	625,339
Adjustments to income from continuing operations to derive net cash provided by continuing operating activities, net of amounts acquired:
Depreciation and amortization	265,881	245,397
Share-based compensation	53,626	53,720
Deferred income taxes	18,879	27,030
Change in operating assets and liabilities	(231,226)	(285,068)
Pension obligation	(55,798)	33,489
Other, net	5,498	6,981

Net Cash Provided by Continuing Operating Activities	610,419	706,888

Investing Activities
Capital expenditures	(214,516)	(193,688)
Capitalized software	(29,853)	(33,720)
Proceeds from (purchases of) investments, net	122,265	(566,688)
Acquisitions of businesses, net of cash acquired	(50,891)	(204,970)
Other, net	(52,870)	(24,930)

Net Cash Used for Continuing Investing Activities	(225,865)	(1,023,996)

Financing Activities
Change in short-term debt	1,674	36,787
Proceeds from long-term debt	1,488,285	991,265
Payments of debt	(39,300)	(14)
Repurchase of common stock	(1,000,007)	(1,057,791)
Excess tax benefits from payments under share-based compensation plans	7,376	19,133
Dividends paid	(188,222)	(182,866)
Issuance of common stock and other, net	7,705	37,996

Net Cash Provided by (Used for) Continuing Financing Activities	277,511	(155,490)

Discontinued Operations
Net cash (used for) provided by operating activities	(2,768)	780
Net cash used for investing activities	(144)	(88)

Net Cash (Used for) Provided by Discontinued Operations	(2,912)	692

Effect of exchange rate changes on cash and equivalents	5,055	4,505

Net increase (decrease) in cash and equivalents	664,208	(467,401)

Opening Cash and Equivalents	1,175,282	1,215,989

Closing Cash and Equivalents	$1,839,490	$748,588

See notes to condensed consolidated financial statements

BECTON, DICKINSON AND COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Dollar and share amounts in thousands, except per share data

March 31, 2012

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

Note 2 – Accounting Changes

Change in Accounting Principles

In May 2011, the Financial Accounting Standards Board (“FASB”) issued amendments to clarify guidance relating to fair value measurements. The amendments also expand the disclosure requirements for entities’ fair value measurements, particularly those relating to measurements based upon significant unobservable inputs. The Company adopted the amended fair value measurement guidance, which did not have an impact on the consolidated financial statements, on January 1, 2012.

Change in Accounting Estimates

During the second quarter of fiscal year 2012, the Company changed the useful lives of certain machinery and equipment assets used in production processes from 10 years to 13 years, to better reflect the estimated period during which these assets will remain in service. This change resulted from continuous improvement project evaluations, which included a review of assumptions related to the expected utilization of machinery and equipment assets. The Company accounted for the change in useful lives as a change in estimate prospectively effective January 1, 2012 and this change in estimate is expected to result in an increase in operating income of approximately $19,900 for fiscal year 2012.

Note 3 – Comprehensive Income

Comprehensive income was comprised of the following:

	Three Months Ended March 31,		Six Months Ended March 31,
	2012	2011	2012	2011
Net Income	$291,033	$312,019	$554,019	$627,956
Other Comprehensive Income (Loss), Net of Tax
Foreign currency translation adjustments	108,229	175,338	60,142	136,610
Benefit plans adjustment	9,633	10,764	153,380	21,529
Unrealized loss on investments, net of amounts recognized	(3)	—	(31)	—
Unrealized gains on cash flow hedges, net of amounts realized	1,304	249	3,118	9,147

	119,163	186,351	216,609	167,286

Comprehensive Income	$410,196	$498,370	$770,628	$795,242

The gain recorded as foreign currency translation adjustments for the three months ended March 31, 2012 is mainly attributable to the strengthening of the Euro against the U.S. dollar during this period. The gain recorded as foreign currency translation adjustments for the six months ended March 31, 2012 is mainly attributable to the strengthening of currencies in Latin America and Asia Pacific against the U.S. dollar during this period. The gain recorded as benefit plan adjustments for the six months ended March 31, 2012 primarily relates to the November 30, 2011 remeasurement of the Company’s U.S. pension plan. Additional disclosures regarding the benefit plan remeasurement are included in Note 8.

Note 4 – Earnings per Share

The weighted average common shares used in the computations of basic and diluted earnings per share (shares in thousands) were as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2012	2011	2012	2011
Average common shares outstanding	206,426	220,894	210,385	224,528
Dilutive share equivalents from share-based plans	3,377	4,573	3,585	5,001

Average common and common equivalent shares outstanding – assuming dilution	209,803	225,467	213,970	229,529

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

The plaintiffs in each of the above antitrust class action lawsuits seek monetary damages. All of the antitrust class action lawsuits have been consolidated for pre-trial purposes in a Multi-District Litigation in Federal court in New Jersey.

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

In June 2007, Retractable Technologies, Inc. (“RTI”) filed a complaint against the Company under the caption Retractable Technologies, Inc. vs. Becton Dickinson and Company (Civil Action No. 2:07-cv-250, U.S. District Court, Eastern District of Texas). RTI alleges that the BD IntegraTM syringes infringe patents licensed exclusively to RTI. In its complaint, RTI also alleges that the Company engaged in false advertising with respect to certain of the Company’s safety-engineered products in violation of the Lanham Act; acted to exclude RTI from various product markets and to maintain its market share through, among other things, exclusionary contracts in violation of state and federal antitrust laws; and engaged in unfair competition. In January 2008, the court severed the patent and non-patent claims into separate cases, and stayed the non-patent claims during the pendency of the patent claims at the trial court level. RTI seeks money damages and injunctive relief. On April 1, 2008, RTI filed a complaint against BD under the caption Retractable Technologies, Inc. and Thomas J. Shaw v. Becton Dickinson and Company (Civil Action No.2:08-cv-141, U.S. District Court, Eastern District of Texas). RTI alleges that the BD IntegraTM syringes infringe another patent licensed exclusively to RTI. RTI seeks money damages and injunctive relief. On August 29, 2008, the court ordered the consolidation of the patent cases. On November 9, 2009, at a trial of these consolidated cases, the jury rendered a verdict in favor of RTI on all but one of its infringement claims, but did not find any willful infringement, and awarded RTI $5,000 in damages. On May 19, 2010, the court granted RTI’s motion for a permanent injunction against the continued sale by the Company of its BD IntegraTM products in their current form, but stayed the injunction for the duration of the Company’s appeal. At the same time, the court lifted a stay of RTI’s non-patent claims. On July 8, 2011, the Court of Appeals for the Federal Circuit reversed the District Court judgment that the Company’s 3ml BD Integra™ products infringed the asserted RTI patents and affirmed the District Court judgment of infringement against the Company’s discontinued 1ml BD Integra™ products. On October 31, 2011, the Federal Circuit Court of Appeals denied RTI’s request for an en banc rehearing. RTI has filed a petition for review with the U.S. Supreme Court. The trial on RTI’s antitrust and false advertising claims has been postponed pending resolution of RTI’s appeal of the patent ruling.

With respect to RTI’s antitrust and false advertising claims, BD cannot estimate the possible loss or range of possible loss as there are significant legal and factual issues to be resolved. These include discovery regarding RTI’s alleged damages and liability theories, which has not been completed. Each party has filed motions seeking to exclude portions of the other party’s expert testimony and to preclude the other party from introducing certain other evidence at trial. RTI’s appeal of the appellate court’s patent ruling to the U.S. Supreme Court adds further uncertainty to the possible future outcomes of RTI’s antitrust and false advertising claims. In the event that RTI ultimately succeeds at trial and subsequent appeals on its antitrust and false advertising claims, any potential loss could be material as RTI is seeking to recover substantial damages including disgorgement of profits and damages under the federal antitrust laws, which are trebled. BD believes RTI’s allegations are without merit.

On October 19, 2009, Gen-Probe Incorporated (“Gen-Probe”) filed a patent infringement action against BD in the U.S. District Court for the Southern District of California. The complaint alleges that the BD Viper™ and BD Viper™ XTR™ systems and BD ProbeTec™ specimen collection products infringe certain U.S. patents of Gen-Probe. On March 23, 2010, Gen-Probe filed a complaint, also in the U.S. District Court for the Southern District of California, alleging that the BD MaxTM instrument infringes Gen-Probe patents. The patents alleged to be infringed are a subset of the Gen-Probe patents asserted against the Company in the October 2009 suit. On June 8, 2010, the court consolidated these cases. Gen-Probe is seeking monetary damages and injunctive relief. The Company currently cannot estimate the range of reasonably possible losses for this matter as the proceedings are in relatively early stages and there are significant issues to be resolved, as, among other things, fact discovery is ongoing, expert discovery, including depositions, has not commenced, expert reports (including damage reports) have not been prepared, and summary judgment motions may still be filed.

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

	Three Months Ended March 31,		Six Months Ended March 31,
	2012	2011	2012	2011
Revenues (A)
Medical	$1,021,187	$981,332	$1,971,584	$1,907,877
Diagnostics	630,019	605,347	1,250,762	1,207,070
Biosciences	339,612	335,344	656,118	649,081

	$1,990,818	$1,922,023	$3,878,464	$3,764,028

Segment Operating Income
Medical	$285,251	$287,313	$538,986	$562,910
Diagnostics	158,052	155,866	323,416	317,029
Biosciences	94,375	95,237	177,343	185,701

Total Segment Operating Income	537,678	538,416	1,039,745	1,065,640
Unallocated Items (B)	(145,045)	(109,955)	(302,858)	(229,028)

Income from Continuing Operations Before Income Taxes	$392,633	$428,461	$736,887	$836,612

(A)	Intersegment revenues are not material.
(B)	Includes primarily interest, net; foreign exchange; corporate expenses; and share-based compensation expense.

	Three Months Ended March 31,		Six Months Ended March 31,
	2012	2011	2012	2011
Revenues by Organizational Units
BD Medical
Medical Surgical Systems	$518,939	$504,591	$1,041,249	$1,017,316
Diabetes Care	219,245	207,759	445,164	421,642
Pharmaceutical Systems	283,003	268,982	485,171	468,919

	$1,021,187	$981,332	$1,971,584	$1,907,877

BD Diagnostics
Preanalytical Systems	$323,313	$306,239	$639,935	$618,868
Diagnostic Systems	306,706	299,108	610,827	588,202

	$630,019	$605,347	$1,250,762	$1,207,070

BD Biosciences
Cell Analysis	$261,543	$255,516	$505,144	$496,259
Discovery Labware	78,069	79,828	150,974	152,822

	$339,612	$335,344	$656,118	$649,081

	$1,990,818	$1,922,023	$3,878,464	$3,764,028

Revenues by geographic areas were as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2012	2011	2012	2011
Total Revenues
United States	$847,620	$829,181	$1,676,413	$1,657,783
International	1,143,198	1,092,842	2,202,051	2,106,245

	$1,990,818	$1,922,023	$3,878,464	$3,764,028

Note 7 – Share-Based Compensation

The Company grants share-based awards under the 2004 Employee and Director Equity-Based Compensation Plan, which provides long-term incentive compensation to employees and directors. The Company believes that such awards align the interests of its employees and directors with those of its shareholders.

The fair value of share-based payments is recognized as compensation expense in net income. For the three months ended March 31, 2012 and 2011, compensation expense charged to income was $19,271 and $19,639, respectively. For the six months ended March 31, 2012 and 2011, compensation expense was $53,626 and $53,720, respectively. Share-based compensation attributable to discontinued operations was not material.

The amount of unrecognized compensation expense for all non-vested share-based awards as of March 31, 2012 was approximately $132,169, which is expected to be recognized over a weighted-average remaining life of approximately 2.3 years.

The fair values of stock appreciation rights granted during the annual share-based grants in November of 2011 and 2010, respectively, were estimated on the date of grant using a lattice-based binomial valuation model based on the following assumptions:

	2012	2011
Risk-free interest rate	1.67%	2.40%
Expected volatility	22.00%	24.00%
Expected dividend yield	2.50%	2.14%
Expected life	7.9 years	7.8 years
Fair value derived	$12.61	$16.80

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

Net pension and postretirement cost included the following components for the three months ended March 31:

	Pension Plans		Other Postretirement Benefits
	2012	2011	2012	2011
Service cost	$17,723	$22,749	$1,475	$1,445
Interest cost	21,540	23,100	3,220	3,283
Expected return on plan assets	(24,452)	(25,384)	—	—
Amortization of prior service credit	(2,594)	(268)	(172)	(172)
Amortization of loss	13,234	13,786	1,163	1,115
Curtailment/settlement loss	—	1,083	—	—

Net pension and postretirement cost	$25,451	$35,066	$5,686	$5,671

Net pension and postretirement cost included the following components for the six months ended March 31:

	Pension Plans		Other Postretirement Benefits
	2012	2011	2012	2011
Service cost	$40,752	$45,653	$2,945	$2,918
Interest cost	49,529	46,358	6,435	6,567
Expected return on plan assets	(56,224)	(50,941)	—	—
Amortization of prior service credit	(5,964)	(538)	(345)	(344)
Amortization of loss	30,430	27,667	2,325	2,232
Curtailment/settlement loss	—	1,083	—	—

Net pension and postretirement cost	$58,523	$69,282	$11,360	$11,373

Postemployment benefit costs for the three months ended March 31, 2012 and 2011 were $8,995 and $6,793, respectively. For the six months ended March 31, 2012 and 2011, postemployment benefit costs were $17,990 and $13,587, respectively.

Note 9 – Acquisitions

On February 9, 2012, the Company acquired a 100% interest in KIESTRA Lab Automation BV (“KIESTRA”), a Netherlands-based company that designs, develops, manufactures, markets and sells innovative lab automation solutions for the microbiology lab. The fair value of consideration transferred was $59,457 which consisted of $50,891 in cash, net of $5,176 in cash acquired, as well as $8,566 in contingent consideration that will be paid based upon the achievement of certain development milestones and performance targets. The fair value of the contingent consideration was estimated using a probability-weighted discounted cash flow model that was based upon the probabilities assigned to the contingent events. This acquisition is intended to complement the Company’s existing portfolio of microbiology platforms, reagents and supplies and allow the Company to offer innovative full lab automation solutions to hospitals and laboratories worldwide.

The acquisition was accounted for under the acquisition method of accounting for business combinations and KIESTRA’s results of operations were included in the Diagnostic segment’s results from the acquisition date. Pro forma information is not provided as the acquisition did not have a material effect on the Company’s consolidated results. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date. These fair values are based upon the information available as of March 31, 2012 and may be adjusted should further information regarding events or circumstances existing at the acquisition date become available.

Core and developed technology	$12,581
Acquired in-process research and development	7,416
Other intangibles	4,767
Property, plant and equipment	5,373
Other	10,348

Total identifiable assets acquired	40,485

Deferred tax liabilities	(6,191)
Other	(8,357)

Total liabilities assumed	(14,548)

Net identifiable assets acquired	25,937
Goodwill	33,520

Net assets acquired	$59,457

The core and developed technology asset of $12,581 represents KIESTRA’s developed lab automation solutions. The technology’s fair value was determined based on the present value of projected cash flows utilizing an income approach which reflected a risk-adjusted discount rate of 14.5%. The technology will be amortized over an expected useful life of 10 years, the period over which the technology is expected to generate substantial cash flows.

The acquired in-process research and development asset of $7,416 represents development projects of the existing lab automation technology for use in diagnostic applications. The probability of success associated with the projects, based upon the applicable technological and commercial risk, was assumed to be 100%. The projects’ fair value was determined based on the present value of projected cash flows utilizing an income approach and a risk-adjusted discount rate of 15.5%.

The $33,520 of goodwill was allocated to the Diagnostics segment. Goodwill typically results through expected synergies from combining operations of an acquiree and an acquirer as well as from intangible assets that do not qualify for separate recognition. The goodwill recognized as a result of this acquisition includes, among other things, the value of integrating the Company’s broad clinical microbiology portfolio through automation for maximum workflow efficiency. Synergies are expected to result from the alignment of KIESTRA’s automated instrumentation technologies with the Company’s existing portfolio of microbiology platforms, reagents and supplies. Additionally, synergies are expected to result from expanding the market for full lab automation solutions into new geographic regions through the Company’s broader global sales organization and customer relationships. No portion of this goodwill will be deductible for tax purposes. The Company recognized $2,500 of acquisition-related costs that were expensed in the current year-to-date period and reported in the Consolidated Statements of Income as Selling and administrative.

Note 10 – Divestitures

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

Results of discontinued operations were as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2012	2011	2012	2011
Revenues	$22	$119	$70	$3,007

Income from discontinued operations before income taxes	345	1,334	301	3,218
Less income tax (benefit) provision	(140)	377	(159)	601

Income from discontinued operations, net	$485	$957	$460	$2,617

Note 11 – Intangible Assets

Intangible assets consisted of:

	March 31, 2012		September 30, 2011
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets
Core and developed technology	$708,607	$331,638	$685,191	$304,292
Product rights	156,802	6,534	152,140	1,268
Patents, trademarks, and other	319,602	238,252	309,337	230,542

	$1,185,011	$576,424	$1,146,668	$536,102

Unamortized intangible assets
Acquired in-process research and development	$192,745		$185,300
Trademarks	2,680		2,669

	$195,425		$187,969

Intangible amortization expense for the three months ended March 31, 2012 and 2011 was $16,842 and $12,701, respectively. Intangible amortization expense for the six months ended March 31, 2012 and 2011 was $33,374 and $24,435, respectively.

Note 12 – Derivative Instruments and Hedging Activities

The Company uses derivative instruments to mitigate certain exposures. The effects these derivative instruments and hedged items have on financial position, financial performance, and cash flows are provided below.

Foreign Currency Risks and Related Strategies

The Company has foreign currency exposures throughout Europe, Asia Pacific, Canada, Japan and Latin America. From time to time, the Company may partially hedge forecasted export sales denominated in foreign currencies using forward and option contracts, generally with one-year terms. The Company’s hedging program has been designed to mitigate exposures resulting from movements of the U.S. dollar, from the beginning of a reporting period, against other foreign currencies. The Company’s strategy is to offset the changes in the present value of future foreign currency revenue resulting from these movements with either gains or losses in the fair value of foreign currency derivative contracts. The Company did not enter into contracts to hedge cash flows for fiscal year 2011 and as of March 31, 2012, the Company has not entered into contracts to hedge cash flows for fiscal year 2012.

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

The total notional amounts of the Company’s outstanding foreign exchange contracts as of March 31, 2012 and September 30, 2011 were $1,705,388 and $2,209,780, respectively.

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

Changes in the fair value of the interest rate swaps designated as cash flow hedges (i.e., hedging the exposure to variability in expected future cash flows that is attributable to a particular risk) are offset by amounts recorded in Other comprehensive income (loss). If interest rate derivatives designated as cash flow hedges are terminated, the balance in Accumulated other comprehensive income (loss) attributable to those derivatives is reclassified into earnings over the remaining life of the hedged debt. The amount, related to terminated interest rate swaps, expected to be reclassified and recorded in Interest expense within the next 12 months is $5,308, net of tax.

The total notional amounts of the Company’s outstanding interest rate swaps designated as fair value hedges were $200,000 at both March 31, 2012 and September 30, 2011. The outstanding swap represents a fixed-to-floating rate swap agreement that was entered into to convert the interest payments on $200,000 in 4.55% notes, due April 15, 2013, from the fixed rate to a floating interest rate based on LIBOR.

The Company had no outstanding interest rate swaps designated as cash flow hedges as of March 31, 2012. The total notional amount of the Company’s outstanding interest rate swaps designated as cash flow hedges as of September 30, 2011 was $900,000 and included forward starting fixed-to-floating rate swap agreements under which the Company agreed to pay a fixed interest rate and receive a floating interest rate based on LIBOR, subject to mandatory termination and cash settlement on the forward start date. These hedges were entered into during the fourth quarter of fiscal year 2011 in anticipation of issuing new long-term debt in the first quarter of fiscal year 2012. Their purpose was to partially hedge the risk of changes in interest payments attributable to changes in the benchmark interest rate (the U.S. Dollar LIBOR swap rate) against which the debt was issued. These swaps were terminated on November 3, 2011, concurrent with the issuance of the new long-term debt.

Risk Exposures Not Hedged

The Company purchases resins, which are oil-based components used in the manufacture of certain products. While the Company has been able to hedge certain purchases of polyethylene, the Company does not currently use any hedges to manage the risk exposures related to other resins. Significant increases in world oil prices that lead to increases in resin purchase costs could impact future operating results. From time to time, the Company has managed price risks associated with other commodity purchases. The Company had no commodity forward contracts outstanding as of March 31, 2012 or September 30, 2011.

Effects on Consolidated Balance Sheets

The location and amounts of derivative instrument fair values in the consolidated balance sheet are segregated below between designated, qualifying hedging instruments and ones that are not designated for hedge accounting.

	March 31, 2012	September 30, 2011
Asset derivatives-designated for hedge accounting Interest rate swap	$4,227	$5,959

Asset derivatives-undesignated for hedge accounting Forward exchange contracts	$12,757	$37,198

Total asset derivatives (A)	$16,984	$43,157

Liability derivatives-designated for hedge accounting Interest rate swaps	$—	$69,103

Liability derivatives-undesignated for hedge accounting Forward exchange contracts	$12,903	$39,589

Total liability derivatives (B)	$12,903	$108,692

(A)	All asset derivatives are included in Prepaid expenses, deferred taxes and other.
(B)	All liability derivatives are included in Accrued expenses.

Effects on Consolidated Statements of Income

Cash flow hedges

The location and amount of gains and losses on designated derivative instruments recognized in the consolidated statement of income for the three months ended March 31 consisted of:

Derivatives Accounted for as Designated Cash Flow Hedging Relationships	Gain (Loss) Recognized in OCI on Derivatives		Location of Gain (Loss) Reclassified from Accumulated OCI into Income	Gain (Loss) Reclassified from Accumulated OCI into Income
	Three Months Ended March 31,			Three Months Ended March 31,
	2012	2011		2012	2011
Interest rate swaps	$1,304	$249	Interest expense	$(2,103)	$(401)

The location and amount of gains and losses on designated derivative instruments recognized in the consolidated statement of income for the six months ended March 31 consisted of:

Derivatives Accounted for as Designated Cash Flow Hedging Relationships	Gain (Loss) Recognized in OCI on Derivatives		Location of Gain (Loss) Reclassified from Accumulated OCI into Income	Gain (Loss) Reclassified from Accumulated OCI into Income
	Six Months Ended March 31,			Six Months Ended March 31,
	2012	2011		2012	2011
Interest rate swaps	$3,118	$9,147	Interest expense	$(3,631)	$(853)

The Company’s designated derivative instruments are perfectly effective. As such, there were no gains or losses, related to hedge ineffectiveness or amounts excluded from hedge effectiveness testing, recognized immediately in income for the three-month and six-month periods ending March 31, 2012.

The gains recorded in Other comprehensive income (loss) for the three-month and six-month periods ended March 31, 2012 included the amortization of amounts related to terminated hedges. The gain recorded in Other comprehensive income (loss) for the six months ended March 31, 2012 also included the increase in the value of interest rate swaps entered into during the fourth quarter of fiscal year 2011 to partially hedge interest rate risk associated with the anticipated issuance of $500,000 of 5-year 1.75% notes and $1,000,000 of 10-year 3.125% notes in the first quarter of fiscal year 2012. These swaps were designated as hedges of the variability in interest payments attributable to changes in the benchmark interest rates against which the long-term debt was priced and they were terminated at a loss in November 2011, concurrent with the pricing of the notes.

The gain recognized in other comprehensive income for the six months ended March 31, 2011 was attributable primarily to gains realized on interest rate swaps that were entered into in the first quarter of 2011 in anticipation of issuing $700,000 of 10-year 3.25% notes and $300,000 of 30-year 5.00% notes. These swaps were designated as hedges of the variability in interest payments attributable to changes in the benchmark interest rates against which the long-term debt was priced and they were terminated at a gain in November 2010, concurrent with the pricing of the notes.

The realized gains and losses on the swaps terminated in both November 2011 and 2010 will be amortized over the lives of the notes with an offset to interest expense.

Fair value hedge

The location and amount of gains or losses on the hedged fixed rate debt attributable to changes in the market interest rates and the offsetting gain (loss) on the related interest rate swap were as follows:

Income Statement Classification	Gain/(Loss) on Swap				Gain/(Loss) on Borrowings
	Three Months Ended March 31,		Six Months Ended March 31,		Three Months Ended March 31,		Six Months Ended March 31,
	2012	2011	2012	2011	2012	2011	2012	2011
Other income (expense) (A)	$(577)	$(1,041)	$(1,732)	$(2,771)	$577	$1,041	$1,732	$2,771

(A)	Changes in the fair value of the interest rate swap offset changes in the fair value of the fixed rate debt due to changes in market interest rates. There was no hedge ineffectiveness relating to this interest rate swap.

Undesignated hedges

The location and amount of gains and losses recognized in income on derivatives not designated for hedge accounting were as follows:

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
		Three Months Ended March 31,		Six Months Ended March 31,
		2012	2011	2012	2011
Forward exchange contracts (B)	Other income (expense)	$8,903	$25,644	$6,039	$8,143

(B)	The gains and losses on forward contracts and currency options utilized to hedge the intercompany transactional foreign exchange exposures are largely offset by gains and losses on the underlying hedged items in Other income (expense).

Note 13 – Financial Instruments and Fair Value Measurements

The fair values of financial instruments, including those not recognized on the statement of financial position at fair value, carried at March 31, 2012 and September 30, 2011 are classified in accordance with the fair value hierarchy in the tables below:

		Basis of Fair Value Measurement
	March 31, 2012 Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Institutional money market investments	$1,118,703	$1,118,703	$—	$—
Forward exchange contracts	12,757	—	12,757	—
Interest rate swap	4,227	—	4,227	—

Total Assets	$1,135,687	$1,118,703	$16,984	$—

Liabilities
Forward exchange contracts	$12,903	$—	$12,903	$—
Long-term debt	3,964,134	—	4,257,778	—
Contingent consideration liability	8,628	—	—	8,628

Total Liabilities	$3,985,665	$—	$4,270,681	$8,628

		Basis of Fair Value Measurement
	September 30, 2011 Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Institutional money market investments	$590,515	$590,515	$—	$—
Forward exchange contracts	37,198	—	37,198	—
Interest rate swap	5,959	—	5,959	—

Total Assets	$633,672	$590,515	$43,157	$—

Liabilities
Forward exchange contracts	$39,589	$—	$39,589	$—
Interest rate swaps	69,103	—	69,103	—
Long-term debt	2,484,665	—	2,839,697	—

Total Liabilities	$2,593,357	$—	$2,948,389	$—

The Company’s institutional money market accounts permit daily redemption and the fair values of these investments are based upon the quoted prices in active markets provided by the holding financial institutions. The Company’s remaining cash equivalents were $720,787 and $584,767 at March 31, 2012 and September 30, 2011, respectively. Short-term investments are held to their maturities and are carried at cost, which approximates fair value. The cash equivalents consist of liquid investments with a maturity of three months or less and the short-term investments consist of instruments with maturities greater than three months and less than one year. The Company measures the fair value of forward exchange contracts and currency options using an income approach with significant observable inputs, specifically spot currency rates, market designated forward currency prices and a discount rate. The fair value of interest rate swaps is provided by the financial institutions that are counterparties to these arrangements. The fair value of long-term debt is based upon quoted prices in active markets for similar instruments.

The contingent consideration liability was recognized as part of the consideration transferred in the Company’s acquisition of KIESTRA, which occurred in the second quarter of fiscal year 2012. The fair value of the contingent consideration liability was estimated using a probability-weighted discounted cash flow model that was based upon the probabilities assigned to the contingent events. The change to the contingent liability since the acquisition date is attributable to foreign currency translation. Additional disclosures regarding the contingent consideration liability are included in Note 9.

The Company’s policy is to recognize any transfers into fair value measurement hierarchy levels and transfers out of levels at the beginning of each reporting period. There were no transfers in and out of Level 1, Level 2 or Level 3 measurements for the three months and six months ended March 31, 2012.

Note 14 – Subsequent Events

On April 10, 2012, the Company signed a definitive agreement to sell its BD Biosciences – Discovery Labware unit, excluding its Advanced Bioprocessing platform. Cash proceeds from the sale are expected to be approximately $730,000, subject to post-closing adjustments for inventory balances. The transaction is expected to be completed by the end of the calendar year 2012, subject to the satisfaction of customary closing conditions, including consultations and regulatory approvals. The Company expects to record a gain on the sale when the transaction is completed.

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

Overview of Financial Results and Financial Condition

Second quarter revenues of $1.991 billion represented an increase of 3.6% from the same period a year ago, and reflected volume increases of approximately 5.7%, partially offset by price decreases of approximately 1.1% and unfavorable foreign currency translation of approximately 1.0%. Solid growth from our Medical and Diagnostics segments was primarily driven by new product launches and growth from recent acquisitions. We continued to experience weaker sales in the U.S. due to an uncertain research spending environment affecting our Biosciences segment as well as increased pricing pressures compared to the prior year’s period. International revenues reflected continued strength in emerging market sales and strong sales of safety-engineered products. Sales in the United States of safety-engineered devices in the second quarter of 2012 were $283 million, representing a 7.3% increase from the prior year’s period. International sales of safety-engineered devices of $205 million in the second quarter of 2012 grew 15.5% over the prior year’s period, including an estimated $4 million, or 2.2%, unfavorable impact due to foreign currency translation. International safety-engineered device revenue growth continues to be driven by strong growth in the Medical segment, with the largest growth in emerging markets, including China and Latin America.

The healthcare industry continues to face a challenging economic environment. The current economic conditions and other circumstances have resulted in pricing pressures for some of our products, and we expect this pricing pressure to continue through fiscal year 2012. In addition, healthcare utilization in the U.S. and Western Europe remains constrained due to decreases in government and private healthcare spending, resulting in less demand for our products, and we also expect these conditions to continue through fiscal 2012. We are also experiencing increased raw material costs.

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

Our financial condition remains strong, with cash flows from continuing operating activities totaling $610 million in the first six months of 2012. Cash outflows relating to acquisitions included the purchase of KIESTRA Lab Automation BV (“KIESTRA”), a Netherlands-based company that designs, develops, manufactures, markets and sells innovative lab automation solutions for the microbiology lab, for $51 million, net of cash acquired. In November 2011, we issued $500 million of 5-year 1.75% notes and $1 billion of 10-year 3.125% notes, as discussed further below. Also, we continued to return value to our shareholders as we repurchased $1 billion of our common stock and paid cash dividends of $188 million in the first six months of 2012.

In April 2012, we signed a definitive agreement to sell Biosciences’ Discovery Labware unit, excluding its Advanced Bioprocessing platform. Cash proceeds from the sale are expected to be approximately $730 million, subject to post-closing adjustments for inventory balances. The transaction is expected to be completed by the end of the calendar year 2012, subject to the satisfaction of customary closing conditions, including consultations and regulatory approvals. For the full fiscal year 2012, revenues and diluted earnings per share associated with the affected asset group are forecasted at about $235 million and $0.23 to $0.27, respectively. We expect to record a gain on the sale when the transaction is completed.

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

From time to time, we may purchase forward contracts and options to partially protect against adverse foreign exchange rate movements. Gains or losses on our derivative instruments are largely offset by the gains or losses on the underlying hedged transactions. We do not enter into derivative instruments for trading or speculative purposes. As of March 31, 2012, we had not entered into contracts to hedge cash flows in fiscal year 2012.

Results of Operations

Revenues

Refer to Note 6 in the Notes to Condensed Consolidated Financial Statements for segment financial data.

Medical Segment

Second quarter revenues of $1.021 billion represented an increase of 4.1% compared with the prior year’s quarter, including an estimated $12 million, or approximately 1.2%, unfavorable impact due to foreign currency translation.

The following is a summary of second quarter Medical revenues by organizational unit:

	Three months ended March 31,
(millions of dollars)	2012	2011	Total Change	Estimated Foreign Exchange Impact
Medical Surgical Systems	$519	$505	2.8%	(1.0)%
Diabetes Care	219	208	5.5%	(1.0)%
Pharmaceutical Systems	283	269	5.2%	(1.9)%

Total Revenues*	$1,021	$981	4.1%	(1.2)%

*	Amounts may not add due to rounding

Medical segment revenue growth was primarily driven by Diabetes Care, with continued strong sales of pen needles, including sales of the BD Ultra-Fine™ Nano. Pharmaceutical Systems revenue growth reflected the favorable timing of certain orders. Medical Surgical Systems revenue reflected solid growth of safety-engineered product sales and growth resulting from the Carmel Pharma, AB (“Carmel”) acquisition that occurred in the fourth quarter of fiscal year 2011. Global sales of safety-engineered products were $236 million, compared with $205 million in the prior year’s quarter and included an estimated $1 million unfavorable impact due to foreign currency translation. Total Medical revenues for the six-month period ended March 31, 2012 increased by 3.3% from the prior-year six-month period, including an estimated 0.7% unfavorable impact from foreign currency translation. For the six-month period ended March 31, 2012, global sales of safety-engineered products were $476 million, compared with $418 million in the prior year’s period, and included an estimated $.5 million unfavorable impact due to foreign currency translation.

Medical operating income for the second quarter was $285 million, or 27.9% of Medical revenues, compared with $287 million, or 29.3% of segment revenues, in the prior year’s quarter. Gross profit margin was lower in the current quarter than the second quarter of 2011 due to amortization of intangibles associated with the Carmel acquisition, unfavorable pricing impacts on certain product lines, increases in certain raw material costs and unfavorable foreign currency translation. These unfavorable impacts on gross profit margin were partially offset by lower manufacturing costs from Project ReLoCo, a global, cross-functional business initiative to drive sustained low-cost capability primarily benefitting Medical Surgical Systems. See further discussion on gross profit margin below. Selling and administrative expense as a percentage of Medical revenues in the second quarter of 2012 was higher than in the second quarter of 2011, primarily due to increased spending for expansion in emerging markets and higher expenses resulting from the Carmel acquisition as compared with the prior year’s period. These unfavorable impacts were partially offset by favorable foreign currency translation. Research and development expenses for the quarter increased $3 million, or 8.1%, above the prior year’s period. Segment operating income for the six-month period was $539 million, or 27.3% of Medical revenues, compared with $563 million, or 29.5% in the prior year’s period.

Diagnostics Segment

Second quarter revenues of $630 million represented an increase of 4.1% over the prior year’s quarter, including an estimated $5 million, or approximately 0.9%, unfavorable impact due to foreign currency translation.

The following is a summary of second quarter Diagnostics revenues by organizational unit:

	Three months ended March 31,
(millions of dollars)	2012	2011	Total Change	Estimated Foreign Exchange Impact
Preanalytical Systems	$323	$306	5.6%	(1.2)%
Diagnostic Systems	307	299	2.5%	(0.7)%

Total Revenues	$630	$605	4.1%	(0.9)%

Diagnostics segment revenue growth was primarily driven by sales of Preanalytical Systems safety-engineered products and continued strength in our Women’s Health and Cancer platforms sales. Segment growth was partially offset by the impact of a mild 2011-2012 flu season. Global sales of safety-engineered products in the Preanalytical Systems unit totaled $252 million, compared with $237 million in the prior year’s quarter, and included an estimated $3 million unfavorable impact due to foreign currency translation. Total Diagnostics revenues for the six-month period ended March 31, 2012 increased by 3.6% from the prior-year six-month period, including an estimated 0.5% unfavorable impact from foreign currency translation. For the six-month period ended March 31, 2012, global sales of safety-engineered products in the Preanalytical Systems unit were $500 million, compared with $476 million in the prior year’s period, and included an estimated $4 million unfavorable impact due to foreign currency translation.

Diagnostics operating income for the second quarter was $158 million, or 25.1% of Diagnostics revenues, compared with $156 million, or 25.7% of segment revenues, in the prior year’s quarter. Gross profit margin was lower in the current quarter than in the prior year’s quarter due to unfavorable pricing impacts on certain product lines, increases in certain raw material costs and unfavorable foreign currency translation. These unfavorable impacts on gross profit margin were partially offset by the impact of increased sales of products with relatively higher gross margins. See further discussion on gross profit margin below. Selling and administrative expense as a percentage of Diagnostics revenues in the second quarter of 2012 was higher than in the second quarter of 2011 primarily due to increased spending for expansion in emerging markets and spending for new product launches, partially offset by favorable foreign currency translation. Research and development expenses in the second quarter of 2012 decreased by $2 million compared with the prior year’s period. Diagnostics research and development spending for the total fiscal year 2012 is expected to be slightly below, as a percentage of revenues, the spending in total fiscal year 2011. Segment operating income for the six-month period was $323 million, or 25.9% of Diagnostics revenues, compared with $317 million, or 26.3% in the prior year’s period.

Biosciences Segment

Second quarter revenues of $340 million represented an increase of 1.3% over the prior year’s quarter, including an estimated $1 million, or 0.4%, unfavorable impact due to foreign currency translation.

The following is a summary of second quarter Biosciences revenues by organizational unit:

	Three months ended March 31,
(millions of dollars)	2012	2011	Total Change	Estimated Foreign Exchange Impact
Cell Analysis	$262	$256	2.4%	(0.4)%
Discovery Labware	78	80	(2.2)%	(0.1)%

Total Revenues*	$340	$335	1.3%	(0.4)%

*	Amounts may not add due to rounding

Biosciences segment revenues in the current year’s quarter experienced moderate growth compared with the prior year’s period as strong international revenue growth was offset by reduced research funding in the U.S. and the resulting reduced demand for high-end instruments. Biosciences segment revenues were also unfavorably impacted by increased competition within the market for research reagents. For the six-month period ended March 31, 2012, total Biosciences revenues increased by 1.1% from the prior-year six-month period, including an estimated 0.1% favorable impact from foreign currency translation.

Biosciences operating income for the second quarter was $94 million, or 27.8% of Biosciences revenues, compared with $95 million, or 28.4% of segment revenues, in the prior year’s quarter. Gross profit margin, was lower in the current quarter than the first quarter of 2011, primarily due to amortization of intangibles associated with capitalized software and the Accuri Cytometers, Inc. (“Accuri”) acquisition that occurred in the second fiscal quarter of 2011. These unfavorable variances from the prior year’s period were partially offset by favorable foreign currency translation. See further discussion on gross profit margin below. Selling and administrative expense as a percent of Biosciences revenues for the quarter was relatively flat compared with the prior year’s quarter and reflected increased spending for expansion in emerging markets and the effect of moderate revenue growth in the current year’s period as compared with the prior year’s period. These unfavorable impacts were offset by favorable foreign currency translation. Research and development spending in the quarter was also relatively flat compared with the spending in the prior year’s period. Segment operating income for the six-month period was $177 million, or 27.0% of Biosciences revenues, compared with $186 million, or 28.6% in the prior year’s period.

Geographic Revenues

Revenues in the United States for the second quarter of $848 million represented an increase of $18 million, or 2.2%, over the prior year’s quarter. Growth in U.S. Medical revenues reflected strong sales of Pharmaceutical Systems and Diabetes Care products, which were partially offset as a result of pricing pressures for Medical Surgical Systems products. U.S. Diagnostics revenue growth was driven by solid sales of Preanalytical Systems’ safety-engineered products. Diagnostic Systems revenue growth in the U.S. was unfavorably affected by the mild 2011-2012 flu season. Sales from our healthcare-associated infection platform also adversely affected U.S. Diagnostic Systems revenue growth due to a challenging competitive environment. Biosciences revenue in the U.S. declined in the current year’s quarter compared with the prior year’s quarter due to reduced research funding for reagents as well as reduced demand for high-end instruments.

International revenues for the second quarter of $1.143 billion represented an increase of $50 million, or 4.6%, over the prior year’s quarter, including an estimated $19 million, or 1.7%, unfavorable impact due to foreign currency translation. International revenues for the second quarter of 2012 reflected growth from all segments, including growth attributable to emerging markets, as well as strong sales of safety-engineered products.

Gross Profit Margin

Gross profit margin was 51.2% for the second quarter, compared with 52.1% for the comparable prior-year period. The decrease in gross profit margin reflected the estimated net unfavorable impact of 60 basis points relating to operating performance and an estimated 30 basis points relating to unfavorable foreign currency translation. Operating performance was adversely affected by an estimated 60 basis points due to amortization of intangibles associated with the fiscal year 2011 acquisitions, Biosciences software amortization and the impact of decreased sales of Biosciences products, which have higher gross margins. Operating performance was also adversely impacted by approximately 50 basis points due to unfavorable pricing impacts on certain product lines and 20 basis points due to increases in certain raw material costs. The unfavorable impacts on operating performance for the current year’s quarter were partially offset by an estimated 70 basis points due to lower manufacturing costs from continuous improvement projects, such as Project ReLoCo, lower manufacturing start-up costs and lower pension costs.

Gross profit margin in the six-month period of 2012 was 51.1% compared with the prior year’s period gross profit margin of 52.6%. The decrease in gross profit margin reflected the estimated net unfavorable impact of 130 basis points relating to operating performance and an estimated 20 basis points relating to unfavorable foreign currency translation. Operating performance was adversely affected by an estimated 90 basis points due to amortization of intangibles associated with the fiscal year 2011 acquisitions, Biosciences software amortization and the impact of decreased sales of Biosciences products, which have higher gross margins. Operating performance also reflected the estimated impacts of 60 basis points due to unfavorable pricing impacts on certain product lines and 40 basis points due to increases in certain raw material costs. The unfavorable impacts on operating performance for the current year’s six-month period were partially offset by an estimated 60 basis points due to lower manufacturing costs from continuous improvement projects, such as Project ReLoCo, lower manufacturing start-up costs and lower pension costs.

Selling and Administrative Expense

Selling and administrative expense was 24.9% of revenues for the second quarter of fiscal year 2012, compared with 23.0% for the prior year’s period. Aggregate expenses for the second quarter of 2012 reflected an increase in core spending of $45 million, primarily relating to expansion of our business in emerging markets, transactions costs relating to the KIESTRA acquisition and higher expenses resulting from the Carmel acquisition. Aggregate expenses for the second quarter also included $7 million in corporate legal fees and increased spending of $6 million related to our global enterprise resource planning initiative to update our business information systems. Additionally, aggregate expenses included a $3 million increase in the deferred compensation plan liability, as further discussed below. These second quarter 2012 spending increases were partially offset by lower pension costs of $4 million and favorable foreign currency translation of $4 million.

Selling and administrative expense was 25.4% of revenues for the six-month period of fiscal year 2012, compared with 23.6% for the prior year’s period. Aggregate expenses for the six-month period of 2012 reflected an increase in core spending of $67 million, primarily relating to expansion of our business in emerging markets, transactions costs relating to the KIESTRA acquisition and higher expenses resulting from the Carmel acquisition. Aggregate expenses for the six-month period also included $21 million in corporate legal fees and increased spending of $10 million related to our global enterprise resource planning initiative to update our business information systems. Additionally, aggregate expenses in the six-month period included a $4 million increase in the deferred compensation plan liability, as further discussed below. These increases were partially offset by lower pension costs of $4 million and favorable foreign currency translation of $4 million.

Research and Development Expense

Research and development expense was $119 million, or 6.0% of revenues, for the second quarter, compared with the same amount, or 6.2% of revenues, in the prior year’s period. Research and development expense was $232 million, or 6.0% of revenues, for the six-month period in the current year, compared with the prior year’s amount of $235 million, or 6.2% of revenues. This decrease in research and development expenses compared with the prior year’s period reflected the timing of expenses. Research and development spending for the total fiscal year 2012 is expected to be comparable, as a percentage of revenues, with the spending in total fiscal year 2011.

Non-Operating Expense and Income

Interest income was $17 million in the second quarter and $32 million in the six-month period of 2012, compared with $15 million and $30 million, respectively, in the prior year’s periods. These increases are largely the result of investment gains on assets related to our deferred compensation plan, partially offset by the impact of lower interest rates and lower investment levels in certain non-U.S. locations. The related increase in the deferred compensation plan liability was recorded as an increase in selling and administrative expenses. Interest expense was $35 million in the second quarter and $65 million in the six-month period of 2012, compared with $24 million and $39 million, respectively, in the prior year’s periods. The increases reflect higher levels of long-term fixed-rate debt, partially offset by lower average interest rates on this debt.

Income Taxes

The income tax rate was 26.0% for the second quarter, compared with the prior year’s rate of 27.4%. The six-month tax rate was 24.9% compared with the prior year’s rate of 25.3%. The income tax rate in the first six months of 2012 reflected the favorable impact of various tax settlements in multiple jurisdictions. The income tax rate in the first six months of 2011 reflected the favorable impact due to the timing of certain tax benefits resulting from the retroactive extension of the U.S. research tax credit and a European restructuring transaction.

Income from Continuing Operations and Diluted Earnings Per Share from Continuing Operations

Income from continuing operations and diluted earnings per share from continuing operations for the second quarter of 2012 were $291 million and $1.38, respectively. Income from continuing operations and diluted earnings per share from continuing operations for the prior year’s second quarter were $311 million and $1.38, respectively. The current quarter’s earnings reflected an estimated $0.04 unfavorable impact due to foreign currency translation. For the six-month periods, income from continuing operations and diluted earnings per share from continuing operations were $554 million and $2.59, respectively, in 2012 and $625 million and $2.72, respectively, in 2011. The current period’s earnings reflected an estimated $0.04 unfavorable impact due to foreign currency translation.

Liquidity and Capital Resources

Cash generated from operations, along with available cash and cash equivalents, is expected to be sufficient to fund our normal operating needs in 2012. Normal operating needs in fiscal year 2012 include working capital, capital expenditures, cash dividends and common stock repurchases. Net cash provided by continuing operating activities was $610 million during the first six months of 2012, compared with $707 million in the same period in 2011. The current period change in operating assets and liabilities was a net use of cash and primarily reflected higher levels of inventory and lower levels of accounts payable and accrued expenses. Net cash provided by continuing operating activities in the first six months of 2012 was reduced by changes in the pension obligation resulting primarily from discretionary cash contributions of approximately $100 million.

Net cash used for continuing investing activities for the first six months of the current year was $226 million, compared with $1.024 billion in the prior-year period. Capital expenditures were $215 million in the first six months of 2012 and $194 million in the same period in 2011. Acquisitions of businesses in the current period reflected the payment of $51 million, net of cash acquired, relating to the KIESTRA acquisition. For further discussion of this acquisition, refer to Note 9 in the Notes to Condensed Consolidated Financial Statements. Acquisitions of businesses in the prior-year period reflected the payment of $205 million, net of cash acquired, relating to the Accuri acquisition. Cash used for purchases of investments in the first six months of 2011 reflected the extension of maturities of certain highly liquid investments beyond three months.

Net cash provided by continuing financing activities for the first six months of the current year was $278 million, compared with net cash used for financing activities of $155 million in the prior-year period. The current period’s net cash provided by continuing financing activities includes the proceeds from $500 million of 5-year 1.75% notes and $1 billion of 10-year 3.125% notes issued on November 3, 2011. The net proceeds from these issuances have been and are expected to be used for general corporate purposes, which may include funding for working capital, capital expenditures, repurchases of our common stock and acquisitions. The prior period’s cash provided by continuing financing activities included the proceeds from $700 million of 10-year 3.25% notes and $300 million of 30-year 5.00% notes issued on November 8, 2010.

For the first six months of the current year, we repurchased approximately 13.3 million shares of our common stock for $1 billion, compared with approximately 13.1 million shares of our common stock for $1.058 billion in the prior-year period. Aggregate common stock repurchases are estimated to be approximately $1.5 billion for the full fiscal year 2012. A total of approximately 14.8 million common shares remain available for purchase at March 31, 2012 under the Board of Directors’ July 2011 repurchase authorization, subject to market conditions.

As of March 31, 2012, total debt of $4.2 billion represented 47.4% of total capital (shareholders’ equity, net non-current deferred income tax liabilities, and debt), versus 35.8% at September 30, 2011. Short-term debt decreased to 5% of total debt at the end of March 31, 2012, from 9% at September 30, 2011.

We have in place a commercial paper borrowing program that is available to meet our short-term financing needs, including working capital requirements. Borrowings outstanding under this program were $200 million at March 31, 2012. We have available a $1 billion syndicated credit facility with an expiration date in December 2012. This credit facility, under which there were no borrowings outstanding at March 31, 2012, provides backup support for our commercial paper program and can also be used for other general corporate purposes. This credit facility includes a single financial covenant that requires BD to maintain an interest expense coverage ratio (ratio of earnings before income taxes, depreciation and amortization to interest expense) of not less than 5-to-1 for the most recent four consecutive fiscal quarters. On the last eight measurement dates, this ratio has ranged from 15-to-1 to 27-to-1. In addition, we have informal lines of credit outside the United States.

Government Receivables

Accounts receivable balances include sales to government-owned or government-supported healthcare facilities. Because these customers are government-owned or supported, we could be impacted by declines in sovereign credit ratings or by defaults in these countries. We continually evaluate all government receivables, particularly in Spain, Italy and other parts of Western Europe, for potential collection risks associated with the availability of government funding and reimbursement practices.

In particular, we have experienced significant payment delays in Spain due to the government’s liquidity issues that have affected its ability to process payments to suppliers. Accounts receivable balances at March 31, 2012 include sales to government-owned or supported healthcare facilities in Spain of approximately $85 million, net of reserves. We understand that this is an industry-wide issue for suppliers to these facilities. While we believe our allowance for doubtful accounts is adequate as of March 31, 2012, if significant changes occur in the availability of government funding, we may not be able to collect on amounts due from these customers. We will continue to monitor the market conditions in Spain and adjust reserves, accordingly.

We believe the current reserves related to all government receivables are adequate and this concentration of credit risk is not expected to have a material adverse impact on our financial position or liquidity.

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

•

The current conditions in the global economy and financial markets, and the potential adverse effect on the cost of operating our business, the demand for our products and services, prices for our products and services due to increases in pricing pressure, or our ability to produce our products, including the impact on developing countries. Also, the increase in sovereign debt during the financial crisis as a result of governmental intervention in the world economy poses additional risks to the global financial system and economic recovery. In addition, deficit reduction efforts or other adverse changes in the availability of government funding for healthcare and research, particularly in the U.S. and Western Europe, could result in less demand for our products and additional pricing pressures, as well as create potential collection risks associated with such sales. In that regard, in the U.S., automatic spending cuts, or sequestration, that could affect government healthcare spending and research funding are set to go into effect January 2013 in the absence of further legislative action.

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

Item 4. Controls and Procedures

An evaluation was carried out by BD’s management, with the participation of BD’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of BD’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of March 31, 2012. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were, as of the end of the period covered by this report, effective and designed to ensure that material information relating to BD and its consolidated subsidiaries would be made known to them by others within these entities. There were no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2012 identified in connection with the above-referenced evaluation that have materially affected, or are reasonably likely to materially affect, BD’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are involved, both as a plaintiff and a defendant, in various legal proceedings which arise in the ordinary course of business, including product liability and environmental matters as set forth in our 2011 Annual Report on Form 10-K and in Note 5 of the Notes to Condensed Consolidated Financial Statements in this report. Since December 31, 2011, the following developments have occurred with respect to the legal proceedings in which we are involved:

Retractable Technologies, Inc. (“RTI”)

RTI has filed a petition for review with the U.S. Supreme Court of the Federal Circuit’s ruling that BD’s 3ml BD Integra™ products do not infringe RTI’s patents. The trial on RTI’s antitrust and false advertising claims has been postponed pending resolution of RTI’s appeal of the patent ruling.

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

Item 1A.	Risk Factors

There have been no material changes to the risk factors disclosed in Part 1, Item 1A, of our 2011 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth certain information regarding our purchases of common stock of BD during the quarter ended March 31, 2012.

Issuer Purchases of Equity Securities

For the three months ended March 31, 2012	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
January 1 – 31, 2012	3,626,198	$75.84	3,626,198	19,063,345
February 1 – 29, 2012	1,940,777	$77.05	1,935,000	17,128,345
March 1 – 31, 2012	2,303,116	$76.55	2,299,600	14,828,745
Total	7,870,091	$76.35	7,860,798	14,828,745

(1)	Includes 4,453 shares purchased during the quarter in open market transactions by the trust relating to BD’s Deferred Compensation and Retirement Benefit Restoration Plan and 1996 Directors’ Deferral Plan, and 4,840 shares delivered to BD in connection with stock option exercises.
(2)	Repurchases of 4,689,543 were made pursuant to a repurchase program covering 21 million shares authorized by the Board of Directors on September 28, 2010. The remaining repurchases were made pursuant to a repurchase program covering 18 million additional shares authorized by the Board of Directors on July 26, 2011, for which there is no expiration date.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

Exhibit 31	Certifications of Chief Executive Officer and Chief Financial Officer, pursuant to SEC Rule 13a - 14(a).

Exhibit 32	Certifications of Chief Executive Officer and Chief Financial Officer, pursuant to Rule 13a - 14(b) and Section 1350 of Chapter 63 of Title 18 of the U.S. Code.

Exhibit 101	The following materials from this report, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Becton, Dickinson and Company
(Registrant)

Dated: May 3, 2012

/s/ David V. Elkins
David V. Elkins
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/ Suketu Upadhyay
Suketu Upadhyay
Senior Vice President and Controller
(Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibits

31	Certifications of Chief Executive Officer and Chief Financial Officer, pursuant to SEC Rule 13a-14(a).

32	Certifications of Chief Executive Officer and Chief Financial Officer, pursuant to Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the U.S. Code.

101	The following materials from this report, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.