Form 10-Q
period 2012-06-30
BECTON DICKINSON & CO
filed 2012-08-06
CIK 10795

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Shares Outstanding as of June 30, 2012
Common stock, par value $1.00	199,554,920

BECTON, DICKINSON AND COMPANY

FORM 10-Q

For the quarterly period ended June 30, 2012

ITEM 1. FINANCIAL STATEMENTS

BECTON, DICKINSON AND COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

Thousands of dollars

	June 30, 2012	September 30, 2011
Assets	(Unaudited)
Current Assets:
Cash and equivalents	$1,658,719	$1,175,282
Short-term investments	529,735	388,031
Trade receivables, net	1,160,344	1,228,637
Inventories:
Materials	180,814	176,955
Work in process	260,142	233,538
Finished products	798,162	834,479

	1,239,118	1,244,972
Prepaid expenses, deferred taxes and other	565,208	631,409
Assets held for sale	131,591	—

Total Current Assets	5,284,715	4,668,331

Property, plant and equipment	6,826,175	6,880,209
Less allowances for depreciation and amortization	3,676,200	3,669,012

	3,149,975	3,211,197

Goodwill	1,016,576	991,121
Core and Developed Technology, Net	355,365	380,899
Other Intangibles, Net	412,435	417,636
Capitalized Software, Net	342,695	316,634
Other	463,103	444,610

Total Assets	$11,024,864	$10,430,428

Liabilities and Shareholders’ Equity

Current Liabilities:
Short-term debt	$410,737	$234,932
Payables and accrued expenses	1,478,932	1,588,296

Total Current Liabilities	1,889,669	1,823,228
Long-Term Debt	3,760,642	2,484,665
Long-Term Employee Benefit Obligations	789,899	1,068,483
Deferred Income Taxes and Other	350,150	225,877
Commitments and Contingencies	—	—
Shareholders’ Equity:
Common stock	332,662	332,662
Capital in excess of par value	1,881,556	1,793,160
Retained earnings	10,233,693	9,633,584
Deferred compensation	18,069	18,875
Common shares in treasury – at cost	(7,525,819)	(6,280,106)
Accumulated other comprehensive loss	(705,657)	(670,000)

Total Shareholders’ Equity	4,234,504	4,828,175

Total Liabilities and Shareholders’ Equity	$11,024,864	$10,430,428

See notes to condensed consolidated financial statements

BECTON, DICKINSON AND COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

Thousands of dollars, except per share data

(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2012	2011	2012	2011
Revenues	$1,980,530	$1,951,889	$5,741,211	$5,595,856

Cost of products sold	947,395	922,652	2,789,044	2,654,081
Selling and administrative	469,130	467,968	1,439,094	1,343,946
Research and development	114,987	114,078	343,968	344,989

Total Operating Costs and Expenses	1,531,512	1,504,698	4,572,106	4,343,016

Operating Income	449,018	447,191	1,169,105	1,252,840

Interest income	6,253	11,508	38,379	41,294
Interest expense	(34,849)	(22,211)	(99,367)	(61,685)
Other (expense) income, net	(1,881)	(1,318)	2,392	(8,436)

Income From Continuing Operations Before Income Taxes	418,541	435,170	1,110,509	1,224,013

Income tax provision	106,960	113,630	275,260	308,177

Income From Continuing Operations	311,581	321,540	835,249	915,836

Income from Discontinued Operations, net	15,285	21,518	45,635	55,179

Net Income	$326,866	$343,058	$880,884	$971,015

Basic Earnings per Share:
Income from Continuing Operations	$1.54	$1.47	$4.02	$4.11
Income from Discontinued Operations	0.08	0.10	0.22	0.25

Basic Earnings per Share	$1.62	$1.57	$4.24	$4.36

Diluted Earnings per Share:
Income from Continuing Operations	$1.52	$1.44	$3.95	$4.02
Income from Discontinued Operations	0.07	0.10	0.22	0.24

Diluted Earnings per Share (A)	$1.59	$1.53	$4.17	$4.26

Dividends per Common Share	$0.450	$0.410	$1.350	$1.230

(A)	Total per share amounts may not add due to rounding.

See notes to condensed consolidated financial statements

BECTON, DICKINSON AND COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Thousands of dollars

(Unaudited)

	Nine Months Ended June 30,
	2012	2011
Operating Activities
Net income	$880,884	$971,015
Less: Income from discontinued operations, net	45,635	55,179

Income from continuing operations	835,249	915,836
Adjustments to income from continuing operations to derive net cash provided by continuing operating activities, net of amounts acquired:
Depreciation and amortization	383,559	364,762
Share-based compensation	71,689	72,202
Deferred income taxes	(5,674)	27,430
Change in operating assets and liabilities	(117,819)	(316,277)
Pension obligation	(39,859)	60,872
Other, net	8,791	(6,989)

Net Cash Provided by Continuing Operating Activities	1,135,936	1,117,836

Investing Activities
Capital expenditures	(313,481)	(317,564)
Capitalized software	(51,225)	(58,018)
Purchases of investments, net	(158,074)	(204,981)
Acquisitions of businesses, net of cash acquired	(50,891)	(204,970)
Other, net	(70,540)	(41,759)

Net Cash Used for Continuing Investing Activities	(644,211)	(827,292)

Financing Activities
Change in short-term debt	5,784	33,611
Proceeds from long-term debt	1,488,285	991,265
Payments of debt	(42,337)	(27)
Repurchase of common stock	(1,250,011)	(1,272,828)
Excess tax benefits from payments under share-based compensation plans	8,748	35,200
Dividends paid	(280,260)	(272,737)
Issuance of common stock and other, net	13,438	77,263

Net Cash Used for Continuing Financing Activities	(56,353)	(408,253)

Discontinued Operations
Net cash provided by operating activities	54,588	55,467
Net cash used for investing activities	(3,959)	(3,792)

Net Cash Provided by Discontinued Operations	50,629	51,675

Effect of exchange rate changes on cash and equivalents	(2,564)	8,082

Net increase (decrease) in cash and equivalents	483,437	(57,952)

Opening Cash and Equivalents	1,175,282	1,215,989

Closing Cash and Equivalents	$1,658,719	$1,158,037

See notes to condensed consolidated financial statements

BECTON, DICKINSON AND COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Dollar and share amounts in thousands, except per share data

June 30, 2012

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

Note 3 – Comprehensive Income

Comprehensive income was comprised of the following:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2012	2011	2012	2011
Net Income	$326,866	$343,058	$880,884	$971,015
Other Comprehensive Income (Loss), Net of Tax
Foreign currency translation adjustments	(263,223)	80,663	(203,081)	217,272
Benefit plans adjustment	9,632	10,765	163,012	32,295
Unrealized gain (loss) on investments, net of amounts recognized	12	535	(19)	535
Unrealized gains on cash flow hedges, net of amounts realized	1,313	249	4,431	9,396

	(252,266)	92,212	(35,657)	259,498

Comprehensive Income	$74,600	$435,270	$845,227	$1,230,513

The losses recorded as foreign currency translation adjustments for the three and nine-month periods ending June 30, 2012 are mainly attributable to the weakening of the Euro against the U.S. dollar during these periods. The gain recorded as benefit plan adjustments for the nine months ended June 30, 2012 primarily relates to the November 30, 2011 remeasurement of the Company’s U.S. pension plan. Additional disclosures regarding the benefit plan remeasurement are included in Note 8.

Note 4 – Earnings per Share

The weighted average common shares used in the computations of basic and diluted earnings per share (shares in thousands) were as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2012	2011	2012	2011
Average common shares outstanding	202,015	218,966	207,605	222,674
Dilutive share equivalents from share-based plans	3,275	4,601	3,649	5,108

Average common and common equivalent shares outstanding – assuming dilution	205,290	223,567	211,254	227,782

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

Case	Court	Date Filed
Jabo’s Pharmacy, Inc., et. al. v. Becton Dickinson & Company	U.S. District Court, Greenville, Tennessee	June 3, 2005

Drug Mart Tallman, Inc., et. al. v. Becton Dickinson and Company	U.S. District Court, Newark, New Jersey	January 17, 2006

Medstar v. Becton Dickinson	U.S. District Court, Newark, New Jersey	May 18, 2006

The Hebrew Home for the Aged at Riverdale v. Becton Dickinson and Company	U.S. District Court, Southern District of New York	March 28, 2007

The plaintiffs in each of the above antitrust class action lawsuits seek monetary damages. All of the antitrust class action lawsuits have been consolidated for pre-trial purposes in a Multi-District Litigation in Federal court in New Jersey.

On April 27, 2009, the Company entered into a settlement agreement with the Distributor Plaintiffs in these actions. The settlement agreement provides for, among other things, the payment by the Company of $45,000 in exchange for a release by all potential class members of the direct purchaser claims under federal antitrust laws related to the products and acts enumerated in the complaint, and a dismissal of the case with prejudice, insofar as it relates to direct purchaser claims. The release would not cover potential class members that affirmatively opt out of the settlement or indirect purchaser claims. On September 30, 2010, the District Court denied a motion to approve the settlement agreement, ruling that the Hospital Plaintiffs, and not the Distributor Plaintiffs, are the direct purchasers with standing to sue under federal antitrust laws. On June 5, 2012, the U.S. Court of Appeals for the Third Circuit reversed the District Court’s standing decision and ruled that the Distributor Plaintiffs, not the Hospital Plaintiffs, are direct purchasers entitled to pursue damages. The Hospital Plaintiffs are seeking a rehearing. Assuming the ruling of the Third Circuit stands, the settlement agreement will remain in effect, subject to certain termination provisions, and must be approved as to fairness by the District Court. The Company currently cannot estimate the range of reasonably possible losses with respect to these class action matters beyond the $45,000 already accrued and changes to the amount already recognized may be required in the future as additional information becomes available.

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

On October 19, 2009, Gen-Probe Incorporated (“Gen-Probe”) filed a patent infringement action against BD in the U.S. District Court for the Southern District of California. The complaint alleges that the BD Viper™ and BD Viper™ XTR™ systems and BD ProbeTec™ specimen collection products infringe certain U.S. patents of Gen-Probe. On March 23, 2010, Gen-Probe filed a complaint, also in the U.S. District Court for the Southern District of California, alleging that the BD MaxTM instrument infringes Gen-Probe patents. The patents alleged to be infringed are a subset of the Gen-Probe patents asserted against the Company in the October 2009 suit. On June 8, 2010, the court consolidated these cases. Gen-Probe is seeking monetary damages and injunctive relief. The Company currently cannot estimate the range of reasonably possible losses for this matter as the proceedings are in relatively early stages and there are significant issues to be resolved, as, among other things, numerous summary judgment motions that present issues that could significantly impact the case have been filed and are still pending before the court. In addition, each party is expected to file motions seeking to exclude portions of the other party’s expert testimony and to preclude the other party from introducing certain other evidence at trial.

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

	Three Months Ended June 30,		Nine Months Ended June 30,
	2012	2011	2012	2011
Revenues (A)
Medical	$1,070,076	$1,044,836	$3,041,660	$2,952,713
Diagnostics	642,250	631,359	1,893,012	1,838,429
Biosciences	268,204	275,694	806,539	804,714

	$1,980,530	$1,951,889	$5,741,211	$5,595,856

Segment Operating Income
Medical	$323,868	$324,170	$862,856	$887,080
Diagnostics	173,535	164,293	496,950	481,322
Biosciences	67,157	64,472	199,582	202,403

Total Segment Operating Income	564,560	552,935	1,559,388	1,570,805
Unallocated Items (B)	(146,019)	(117,765)	(448,879)	(346,792)

Income from Continuing Operations Before Income Taxes	$418,541	$435,170	$1,110,509	$1,224,013

(A)	Intersegment revenues are not material.
(B)	Includes primarily interest, net; foreign exchange; corporate expenses; and share-based compensation expense.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2012	2011	2012	2011
Revenues by Organizational Units
BD Medical
Medical Surgical Systems	$531,771	$529,018	$1,573,020	$1,546,334
Diabetes Care	232,675	220,184	677,839	641,826
Pharmaceutical Systems	305,630	295,634	790,801	764,553

	$1,070,076	$1,044,836	$3,041,660	$2,952,713

BD Diagnostics
Preanalytical Systems	$333,454	$330,326	$973,389	$949,194
Diagnostic Systems	308,796	301,033	919,623	889,235

	$642,250	$631,359	$1,893,012	$1,838,429

BD Biosciences
Cell Analysis (1)	$268,204	$275,694	$806,539	$804,714

	$268,204	$275,694	$806,539	$804,714

	$1,980,530	$1,951,889	$5,741,211	$5,595,856

(1)	Cell Analysis consists of the Cell Analysis unit and the Advanced Bioprocessing platform.

Revenues by geographic areas were as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2012	2011	2012	2011
Total Revenues
United States	$836,535	$827,445	$2,463,858	$2,433,109
International	1,143,995	1,124,444	3,277,353	3,162,747

	$1,980,530	$1,951,889	$5,741,211	$5,595,856

Note 7 – Share-Based Compensation

The Company grants share-based awards under the 2004 Employee and Director Equity-Based Compensation Plan, which provides long-term incentive compensation to employees and directors. The Company believes that such awards align the interests of its employees and directors with those of its shareholders.

The fair value of share-based payments is recognized as compensation expense in net income. For the three months ended June 30, 2012 and 2011, compensation expense charged to income was $18,063 and $18,482, respectively. For the nine months ended June 30, 2012 and 2011, compensation expense was $71,689 and $72,202, respectively. Share-based compensation attributable to discontinued operations was not material.

The amount of unrecognized compensation expense for all non-vested share-based awards as of June 30, 2012 was approximately $113,317, which is expected to be recognized over a weighted-average remaining life of approximately 2.1 years.

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

Net pension and postretirement cost included the following components for the three months ended June 30:

	Pension Plans		Other Postretirement Benefits
	2012	2011	2012	2011
Service cost	$17,295	$23,114	$1,287	$1,463
Interest cost	21,020	23,470	2,405	3,289
Expected return on plan assets	(23,862)	(25,790)	—	—
Amortization of prior service credit	(2,531)	(272)	(173)	(171)
Amortization of loss	12,917	14,007	1,041	1,117

Net pension and postretirement cost	$24,839	$34,529	$4,560	$5,698

Net pension and postretirement cost included the following components for the nine months ended June 30:

	Pension Plans		Other Postretirement Benefits
	2012	2011	2012	2011
Service cost	$58,047	$68,767	$4,232	$4,381
Interest cost	70,549	69,828	8,840	9,856
Expected return on plan assets	(80,086)	(76,731)	—	—
Amortization of prior service credit	(8,495)	(810)	(518)	(515)
Amortization of loss	43,347	41,674	3,366	3,349
Curtailment/settlement loss	—	1,083	—	—

Net pension and postretirement cost	$83,362	$103,811	$15,920	$17,071

Postemployment benefit costs for the three months ended June 30, 2012 and 2011 were $8,995 and $6,794, respectively. For the nine months ended June 30, 2012 and 2011, postemployment benefit costs were $26,985 and $20,381, respectively.

Note 9 – Acquisitions

On February 9, 2012, the Company acquired a 100% interest in KIESTRA Lab Automation BV (“KIESTRA”), a Netherlands-based company that manufactures and sells innovative lab automation solutions for the microbiology lab. The fair value of consideration transferred was $59,457 which consisted of $50,891 in cash, net of $5,176 in cash acquired, as well as $8,566 in contingent consideration that will be paid based upon the achievement of certain development milestones and performance targets. The fair value of the contingent consideration was estimated using a probability-weighted discounted cash flow model that was based upon the probabilities assigned to the contingent events. This acquisition is intended to complement the Company’s existing portfolio of microbiology platforms, reagents and supplies and allow the Company to offer innovative full lab automation solutions to hospitals and laboratories worldwide.

The acquisition was accounted for under the acquisition method of accounting for business combinations and KIESTRA’s results of operations were included in the Diagnostic segment’s results from the acquisition date. Pro forma information is not provided as the acquisition did not have a material effect on the Company’s consolidated results. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date. These fair values are based upon the information available as of June 30, 2012 and may be adjusted should further information regarding events or circumstances existing at the acquisition date become available.

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

Note 10 – Divestitures

On April 10, 2012, the Company signed a definitive agreement to sell its BD Biosciences—Discovery Labware unit, excluding its Advanced Bioprocessing platform. Gross cash proceeds from the sale are expected to be approximately $730,000, subject to post-closing adjustments for inventory balances. The transaction is expected to be completed by the end of the calendar year 2012, subject to the satisfaction of customary closing conditions, including consultations and regulatory approvals. The Company expects to record a gain on the sale when the transaction is completed.

Assets held for sale associated with the Discovery Labware disposal group included the following at June 30, 2012:

Inventory	$47,074
Other current assets	1,263
Property, plant and equipment, net	74,477
Other intangibles, net	8,777

Assets held for sale	$131,591

In the fourth quarter of fiscal year 2010, the Company sold the Ophthalmic Systems unit and the surgical blades, critical care and extended dwell catheter product platforms for $270,000. The Company recognized a pre-tax gain on sale from all of these divestitures of $146,478.

The results of operations associated with the Discovery Labware disposal group, Ophthalmic Systems unit, surgical blade platform and critical care platform are reported as discontinued operations for all periods presented in the accompanying Consolidated Statements of Income and Cash Flows and related disclosures. The Company agreed to perform contract manufacturing for a defined period after the sale of the extended dwell catheter product platform. The conditions for reporting the results of this platform in discontinued operations were not met and as such, the associated results of operations were reported within continuing operations and $18,197 of the gain on sale from the 2010 divestitures was recognized in Other income (expense).

Results of discontinued operations, which were primarily associated with the Discovery Labware disposal group, were as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2012	2011	2012	2011
Revenues	$60,265	$62,309	$178,118	$185,377

Income from discontinued operations before income taxes	22,573	30,530	67,793	81,517
Less income tax provision	7,288	9,012	22,158	26,338

Income from discontinued operations, net	$15,285	$21,518	$45,635	$55,179

Note 11 – Intangible Assets

Intangible assets consisted of:

	June 30, 2012		September 30, 2011
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets
Core and developed technology	$674,981	$319,616	$685,191	$304,292
Product rights	148,037	8,635	152,140	1,268
Patents, trademarks, and other	311,723	233,650	309,337	230,542

	$1,134,741	$561,901	$1,146,668	$536,102

Unamortized intangible assets
Acquired in-process research and development	$192,292		$185,300
Trademarks	2,668		2,669

	$194,960		$187,969

Intangible amortization expense for the three months ended June 30, 2012 and 2011 was $17,580 and $14,256, respectively. Intangible amortization expense for the nine months ended June 30, 2012 and 2011 was $50,237 and $37,973, respectively.

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

The total notional amounts of the Company’s outstanding foreign exchange contracts as of June 30, 2012 and September 30, 2011 were $1,638,868 and $2,209,780, respectively.

From time to time, the Company may partially hedge forecasted export sales denominated in foreign currencies using forward and option contracts, generally with one-year terms. The Company’s hedging program has been designed to mitigate exposures resulting from movements of the U.S. dollar, from the beginning of a reporting period, against other foreign currencies. The Company’s strategy is to offset the changes in the present value of future foreign currency revenue resulting from these movements with either gains or losses in the fair value of foreign currency derivative contracts. The Company did not enter into contracts to hedge cash flows for fiscal year 2011 and as of June 30, 2012, the Company has not entered into such contracts to hedge cash flows for fiscal years 2012 or 2013.

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

Changes in the fair value of the interest rate swaps designated as cash flow hedges (i.e., hedging the exposure to variability in expected future cash flows that is attributable to a particular risk)

are offset by amounts recorded in Other comprehensive income (loss). If interest rate derivatives designated as cash flow hedges are terminated, the balance in Accumulated other comprehensive income (loss) attributable to those derivatives is reclassified into earnings over the remaining life of the hedged debt. The amount, related to terminated interest rate swaps, expected to be reclassified and recorded in Interest expense within the next 12 months is $5,335, net of tax.

The total notional amounts of the Company’s outstanding interest rate swaps designated as fair value hedges were $200,000 at both June 30, 2012 and September 30, 2011. The outstanding swap represents a fixed-to-floating rate swap agreement that was entered into to convert the interest payments on $200,000 in 4.55% notes, due April 15, 2013, from the fixed rate to a floating interest rate based on LIBOR.

The Company had no outstanding interest rate swaps designated as cash flow hedges as of June 30, 2012. The total notional amount of the Company’s outstanding interest rate swaps designated as cash flow hedges as of September 30, 2011 was $900,000 and included forward starting fixed-to-floating rate swap agreements under which the Company agreed to pay a fixed interest rate and receive a floating interest rate based on LIBOR, subject to mandatory termination and cash settlement on the forward start date. These hedges were entered into during the fourth quarter of fiscal year 2011 in anticipation of issuing new long-term debt in the first quarter of fiscal year 2012. Their purpose was to partially hedge the risk of changes in interest payments attributable to changes in the benchmark interest rate (the U.S. Dollar LIBOR swap rate) against which the debt was issued. These swaps were terminated on November 3, 2011, concurrent with the issuance of the new long-term debt.

Other Risk Exposures

The Company purchases resins, which are oil-based components used in the manufacture of certain products. Significant increases in world oil prices that lead to increases in resin purchase costs could impact future operating results. From time to time, the Company has managed price risks associated with these commodity purchases. The Company had no commodity forward contracts outstanding as of June 30, 2012 or September 30, 2011. In July 2012, the Company entered into cash-settled forward contracts to hedge approximately 16% of its expected global resin purchase volumes in fiscal year 2013. The total notional amount of these contracts is $22,500.

Effects on Consolidated Balance Sheets

The location and amounts of derivative instrument fair values in the consolidated balance sheet are segregated below between designated, qualifying hedging instruments and ones that are not designated for hedge accounting.

	June 30, 2012	September 30, 2011
Asset derivatives-designated for hedge accounting
Interest rate swap	$3,252	$5,959

Asset derivatives-undesignated for hedge accounting
Forward exchange contracts	$5,733	$37,198

Total asset derivatives (A)	$8,985	$43,157

Liability derivatives-designated for hedge accounting
Interest rate swaps	$—	$69,103

Liability derivatives-undesignated for hedge accounting
Forward exchange contracts	$15,693	$39,589

Total liability derivatives (B)	$15,693	$108,692

(A)	All asset derivatives are included in Prepaid expenses, deferred taxes and other.
(B)	All liability derivatives are included in Accrued expenses.

Effects on Consolidated Statements of Income

Cash flow hedges

The location and amount of gains and losses on designated derivative instruments recognized in the consolidated statement of income for the three months ended June 30 consisted of:

Derivatives Accounted for as Designated Cash Flow Hedging Relationships	Gain (Loss) Recognized in OCI on Derivatives		Location of Gain (Loss) Reclassified from Accumulated OCI into Income	Gain (Loss) Reclassified from Accumulated OCI into Income
	2012	2011		2012	2011
Interest rate swaps	$1,313	$249	Interest expense	$(2,118)	$(401)

The location and amount of gains and losses on designated derivative instruments recognized in the consolidated statement of income for the nine months ended June 30 consisted of:

Derivatives Accounted for as Designated Cash Flow Hedging Relationships	Gain (Loss) Recognized in OCI on Derivatives		Location of Gain (Loss) Reclassified from Accumulated OCI into Income	Gain (Loss) Reclassified from Accumulated OCI into Income
	2012	2011		2012	2011
Interest rate swaps	$4,431	$9,396	Interest expense	$(5,749)	$(1,254)

The Company’s designated derivative instruments are perfectly effective. As such, there were no gains or losses, related to hedge ineffectiveness or amounts excluded from hedge effectiveness testing, recognized immediately in income for the three-month and nine-month periods ending June 30, 2012.

The gains recorded in Other comprehensive income (loss) for the three-month and nine-month periods ended June 30, 2012 included the amortization of amounts related to terminated hedges. The gain recorded in Other comprehensive income (loss) for the nine months ended June 30, 2012 also included the increase in the value of interest rate swaps entered into during the fourth quarter of fiscal year 2011 to partially hedge interest rate risk associated with the anticipated issuance of $500,000 of 5-year 1.75% notes and $1,000,000 of 10-year 3.125% notes in the first quarter of fiscal year 2012. These swaps were designated as hedges of the variability in interest payments attributable to changes in the benchmark interest rates against which the long-term debt was priced and they were terminated at a loss in November 2011, concurrent with the pricing of the notes.

The gain recognized in other comprehensive income for the nine months ended June 30, 2011 was attributable primarily to gains realized on interest rate swaps that were entered into in the first quarter of 2011 in anticipation of issuing $700,000 of 10-year 3.25% notes and $300,000 of 30-year 5.00% notes. These swaps were designated as hedges of the variability in interest payments attributable to changes in the benchmark interest rates against which the long-term debt was priced and they were terminated at a gain in November 2010, concurrent with the pricing of the notes.

The realized gains and losses on the swaps terminated in both November 2011 and 2010 will be amortized over the lives of the notes with an offset to interest expense.

Fair value hedge

The location and amount of gains or losses on the hedged fixed rate debt attributable to changes in the market interest rates and the offsetting gain (loss) on the related interest rate swap were as follows:

Income Statement Classification	Gain/(Loss) on Swap				Gain/(Loss) on Borrowings
	Three Months Ended June 30,		Nine Months Ended June 30,		Three Months Ended June 30,		Nine Months Ended June 30,
	2012	2011	2012	2011	2012	2011	2012	2011
Other income (expense) (A)	$(975)	$607	$(2,707)	$(2,164)	$975	$(607)	$2,707	$2,164

(A)	Changes in the fair value of the interest rate swap offset changes in the fair value of the fixed rate debt due to changes in market interest rates. There was no hedge ineffectiveness relating to this interest rate swap.

Undesignated hedges

The location and amount of gains and losses recognized in income on derivatives not designated for hedge accounting were as follows:

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
		Three Months Ended June 30,		Nine Months Ended June 30,
		2012	2011	2012	2011
Forward exchange contracts (B)	Other income (expense)	$(19,319)	$(13,248)	$(13,280)	$(5,106)

(B)	The gains and losses on forward contracts and currency options utilized to hedge the intercompany transactional foreign exchange exposures are largely offset by gains and losses on the underlying hedged items in Other income (expense).

Note 13 – Financial Instruments and Fair Value Measurements

The fair values of financial instruments, including those not recognized on the statement of financial position at fair value, carried at June 30, 2012 and September 30, 2011 are classified in accordance with the fair value hierarchy in the tables below:

	June 30, 2012 Total	Basis of Fair Value Measurement
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Institutional money market investments	$1,166,769	$1,166,769	$—	$—
Forward exchange contracts	5,733	—	5,733	—
Interest rate swap	3,252	—	3,252	—

Total Assets	$1,175,754	$1,166,769	$8,985	$—

Liabilities
Forward exchange contracts	$15,693	$—	$15,693	$—
Contingent consideration liability	8,077	—	—	8,077

Total Liabilities	$23,770	$—	$15,693	$8,077

	September 30, 2011 Total	Basis of Fair Value Measurement
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Institutional money market investments	$590,515	$590,515	$—	$—
Forward exchange contracts	37,198	—	37,198	—
Interest rate swap	5,959	—	5,959	—

Total Assets	$633,672	$590,515	$43,157	$—

Liabilities
Forward exchange contracts	$39,589	$—	$39,589	$—
Interest rate swaps	69,103	—	69,103	—

Total Liabilities	$108,692	$—	$108,692	$—

The Company’s institutional money market accounts permit daily redemption and the fair values of these investments are based upon the quoted prices in active markets provided by the holding financial institutions. The Company’s remaining cash equivalents were $491,950 and $584,767 at June 30, 2012 and September 30, 2011, respectively. Short-term investments are held to their maturities and are carried at cost, which approximates fair value. The cash equivalents consist of liquid investments with a maturity of three months or less and the short-term investments consist of instruments with maturities greater than three months and less than one year.

The Company measures the fair value of forward exchange contracts and currency options using an income approach with significant observable inputs, specifically spot currency rates, market designated forward currency prices and a discount rate. The fair value of interest rate swaps is provided by the financial institutions that are counterparties to these arrangements.

Long-term debt is recorded at amortized cost. The fair value of long-term debt is measured based upon quoted prices in active markets for similar instruments, which are considered Level 2 inputs in the fair value hierarchy. The fair value of long-term debt was $4,222,308 and $2,839,697 at June 30, 2012 and September 30, 2011, respectively. The fair value of $200,000 of 4.55% notes due on April 15, 2013, that were reclassified from long-term debt to short-term debt during the third quarter of fiscal year 2012, was $206,374 at June 30, 2012.

The contingent consideration liability was recognized as part of the consideration transferred in the Company’s acquisition of KIESTRA, which occurred in the second quarter of fiscal year 2012. The fair value of the contingent consideration liability was estimated using a probability-weighted discounted cash flow model that was based upon the probabilities assigned to the contingent events. The estimated fair value of the contingent consideration liability is remeasured at each reporting period based upon increases or decreases in the probability of the contingent payments. The change to the contingent liability as of June 30, 2012 since the acquisition date is primarily attributable to foreign currency translation. Additional disclosures regarding the contingent consideration liability are included in Note 9.

The Company’s policy is to recognize any transfers into fair value measurement hierarchy levels and transfers out of levels at the beginning of each reporting period. There were no transfers in and out of Level 1, Level 2 or Level 3 measurements for the three months and nine months ended June 30, 2012.

Note 14 – Subsequent Events

On June 29, 2012, the Company entered into a definitive agreement to acquire Safety Syringes, Inc., a privately held California-based company that specializes in the development of anti-needlestick devices for prefilled syringes. The acquisition, which is subject to the satisfaction of customary closing conditions, including regulatory approvals, is expected to close by the end of the Company’s fiscal year 2012.

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

Overview of Financial Results and Financial Condition

Third quarter revenues of $1.981 billion represented an increase of 1.5% from the same period a year ago, and reflected volume increases of approximately 5.6%, partially offset by price decreases of approximately 0.7% and unfavorable foreign currency translation of approximately 3.4%. Solid growth from our Medical and Diagnostics segments was primarily driven by new product launches and growth from recent acquisitions. We continued to experience weaker sales in the U.S. due to an uncertain research spending environment and constrained demand affecting our Biosciences segment and also due to a challenging competitive environment affecting our GeneOhmTM healthcare-associated infection (“HAI”) platform in the Diagnostic Systems unit. International revenues reflected continued strength in emerging market sales and strong sales of safety-engineered products. Sales in the United States of safety-engineered devices in the third quarter of 2012 were $285 million, representing a 1.5% increase from the prior year’s period. International sales of safety-engineered devices of $216 million in the third quarter of 2012 grew 8.8% over the prior year’s period, including an estimated $14 million, or 6.9%, unfavorable impact due to foreign currency translation. International safety-engineered device revenue growth continues to be driven by strong growth in the Medical segment, with the largest growth in emerging markets, including China and Latin America.

We continue to invest in research and development spending, geographic expansion, and new product promotions to drive further revenue and profit growth. Our ability to sustain our long-term growth will depend on a number of factors, including our ability to expand our core business (including geographical expansion), develop innovative new products across our business segments, and continue to improve operating efficiency and organizational effectiveness. The healthcare industry continues to face a challenging economic environment. The current economic conditions and other circumstances have resulted in pricing pressures for some of our products. As mentioned above, our Biosciences segment continues to be impacted by an uncertain research spending environment and lack of overall demand for instruments and research reagents. In other areas of our U.S. business, healthcare utilization is stable but constrained. Additionally, uncertainty in Europe due to continued macroeconomic challenges has resulted in constrained healthcare utilization.

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

Our financial condition remains strong, with cash flows from continuing operating activities totaling $1.136 billion in the first nine months of 2012. Cash outflows relating to acquisitions included the purchase of KIESTRA Lab Automation BV (“KIESTRA”), a Netherlands-based company that manufactures and sells innovative lab automation solutions for the microbiology lab, for $51 million, net of cash acquired. In November 2011, we issued $500 million of 5-year 1.75% notes and $1 billion of 10-year 3.125% notes, as discussed further below. Also, we continued to return value to our shareholders as we repurchased $1.25 billion of our common stock and paid cash dividends of $280 million in the first nine months of 2012.

In April 2012, we signed a definitive agreement to sell Biosciences’ Discovery Labware unit, excluding its Advanced Bioprocessing platform. Gross cash proceeds from the sale are expected to be approximately $730 million, subject to post-closing adjustments for inventory balances. The transaction is expected to be completed by the end of the calendar year 2012, subject to the satisfaction of customary closing conditions, including consultations and regulatory approvals. The results of operations associated with this disposal group have been reclassified as discontinued operations for all periods presented in the accompanying Condensed Consolidated Financial Statements of Income and Cash Flows and related disclosures. See Note 10 in the Notes to Condensed Consolidated Financial Statements for additional discussion. For the full fiscal year 2012, revenues and diluted earnings per share associated with the affected asset group are forecasted at about $237 million and $0.29, respectively. We expect to record a gain on the sale when the transaction is completed.

We face currency exposure each reporting period that arises from translating the results of our worldwide operations to the U.S. dollar at exchange rates that fluctuate from the beginning of such period. We evaluate our results of operations on both an as reported and a foreign currency-neutral basis, which excludes the impact of fluctuations in foreign currency exchange rates. We calculate foreign currency-neutral percentages by converting our current-period local currency financial results using the prior-period foreign currency exchange rates and comparing these adjusted amounts to our current-period reported results. From time to time, we may purchase forward contracts and options to partially protect against adverse foreign exchange rate movements. Gains or losses on our derivative instruments are largely offset by the gains or losses on the underlying hedged transactions. We do not enter into derivative instruments for trading or speculative purposes. As of June 30, 2012, we had not entered into contracts to hedge cash flows in fiscal year 2012.

Results of Operations

Revenues

Refer to Note 6 in the Notes to Condensed Consolidated Financial Statements for segment financial data.

Medical Segment

Third quarter revenues of $1.070 billion represented an increase of 2.4% compared with the prior year’s quarter, including an estimated $42 million, or approximately 4.0%, unfavorable impact due to foreign currency translation.

The following is a summary of third quarter Medical revenues by organizational unit:

	Three months ended June 30,
(millions of dollars)	2012	2011	Total Change	Estimated Foreign Exchange Impact
Medical Surgical Systems	$532	$529	0.5%	(3.3)%
Diabetes Care	233	220	5.7%	(3.4)%
Pharmaceutical Systems	306	296	3.4%	(5.5)%

Total Revenues*	$1,070	$1,045	2.4%	(4.0)%

*	Amounts may not add due to rounding

Medical segment revenue growth was driven by solid growth in all units. Diabetes Care revenue growth reflected continued strong sales of pen needles, including sales of the BD Ultra-Fine™ Nano. Diabetes Care revenue growth also reflected the favorable timing of certain orders. Medical Surgical Systems revenue reflected solid growth of safety-engineered product sales and growth from sales of the BD PhaSeal™ product resulting from the Carmel Pharma, AB (“Carmel”) acquisition that occurred in the fourth quarter of fiscal year 2011. Pharmaceutical Systems revenue growth reflected the favorable timing of certain orders. Global sales of safety-engineered products were $240 million, compared with $223 million in the prior year’s quarter and included an estimated $5 million unfavorable impact due to foreign currency translation. Total Medical revenues for the nine-month period ended June 30, 2012 increased by 3.0% from the prior-year nine-month period, including an estimated 1.8% unfavorable impact from foreign currency translation. For the nine-month period ended June 30, 2012, global sales of safety-engineered products were $716 million, compared with $642 million in the prior year’s period, and included an estimated $5 million unfavorable impact due to foreign currency translation.

Medical operating income for the third quarter was $324 million, or 30.3% of Medical revenues, compared with $324 million, or 31.0% of segment revenues, in the prior year’s quarter. Gross profit margin was lower in the current quarter than the third quarter of 2011 due to amortization of intangibles associated with the Carmel acquisition and unfavorable pricing impacts on certain product lines. These unfavorable impacts on gross profit margin were partially offset by favorable foreign currency translation and lower manufacturing costs from Project ReLoCo, a global, cross-functional business initiative to drive sustained low-cost capability primarily benefitting Medical Surgical Systems. See further discussion on gross profit margin below. Selling and administrative expense as a percentage of Medical revenues in the third quarter of 2012 was lower than in the third quarter of 2011, primarily due to spending controls, partially offset by increased spending for expansion in emerging markets and higher expenses resulting from the Carmel acquisition as compared with the prior year’s period. Research and development expenses for the quarter increased $4 million, or 12%, above the prior year’s period. Segment operating income for the nine-month period was $863 million, or 28.4% of Medical revenues, compared with $887 million, or 30.0% in the prior year’s period.

Diagnostics Segment

Third quarter revenues of $642 million represented an increase of 1.7% over the prior year’s quarter, including an estimated $19 million, or approximately 3.0%, unfavorable impact due to foreign currency translation.

The following is a summary of third quarter Diagnostics revenues by organizational unit:

	Three months ended June 30,
(millions of dollars)	2012	2011	Total Change	Estimated Foreign Exchange Impact
Preanalytical Systems	$333	$330	0.9%	(3.3)%
Diagnostic Systems	309	301	2.6%	(2.5)%

Total Revenues	$642	$631	1.7%	(3.0)%

Diagnostics segment revenue growth was primarily driven by sales of Preanalytical Systems safety-engineered products and continued strength in our Women’s Health and Cancer platform sales within the Diagnostic Systems unit. Global sales of safety-engineered products in the Preanalytical Systems unit totaled $261 million, compared with $256 million in the prior year’s quarter, and included an estimated $8 million unfavorable impact due to foreign currency translation. Total Diagnostics revenues for the nine-month period ended June 30, 2012 increased by 3.0% from the prior-year nine-month period, including an estimated 1.3% unfavorable impact from foreign currency translation. For the nine-month period ended June 30, 2012, global sales of safety-engineered products in the Preanalytical Systems unit were $761 million, compared with $732 million in the prior year’s period, and included an estimated $12 million unfavorable impact due to foreign currency translation.

Diagnostics operating income for the third quarter was $174 million, or 27.0% of Diagnostics revenues, compared with $164 million, or 26.0% of segment revenues, in the prior year’s quarter. Gross profit margin was higher in the current quarter than in the prior year’s quarter due to the impact of increased sales of products with relatively higher gross margins. This favorable impact on gross profit margin was partially offset by unfavorable pricing impacts on certain product lines and unfavorable foreign currency translation. See further discussion on gross profit margin below. Selling and administrative expense as a percentage of Diagnostics revenues in the third quarter of 2012 was slightly lower than in the third quarter of 2011 primarily due to favorable foreign currency translation, partially offset by increased spending for expansion in emerging markets, spending for new product launches and higher expenses resulting from the KIESTRA acquisition. Research and development expenses in the third quarter of 2012 were flat compared with the prior year’s period. Diagnostics research and development spending for the total fiscal year 2012 is expected to be slightly below, as a percentage of revenues, the spending in total fiscal year 2011. Segment operating income for the nine-month period was $497 million, or 26.3% of Diagnostics revenues, compared with $481 million, or 26.2% in the prior year’s period.

Biosciences Segment

Third quarter revenues of $268 million represented a decrease of 2.7% from the prior year’s quarter, including an estimated $8 million, or 2.9%, unfavorable impact due to foreign currency translation.

The following is a summary of third quarter Biosciences revenues by organizational unit:

	Three months ended June 30,
(millions of dollars)	2012	2011	Total Change	Estimated Foreign Exchange Impact
Cell Analysis (1)	$268	$276	(2.7)%	(2.9)%

(1)	Cell Analysis consists of the Cell Analysis unit and the Advanced Bioprocessing platform.

Biosciences segment results in the current year’s quarter continued to be negatively affected by reduced research funding in the U.S. and the resulting constrained demand for high-end instruments. Biosciences segment revenues were also unfavorably impacted by increased competition within the market for research reagents. For the nine-month period ended June 30, 2012, total Biosciences revenues increased by 0.2% from the prior-year nine-month period, including an estimated 1.1% unfavorable impact from foreign currency translation.

Biosciences operating income for the third quarter was $67 million, or 25.0% of Biosciences revenues, compared with $64 million, or 23.4% of segment revenues, in the prior year’s quarter. Gross profit margin was lower in the current quarter than the first quarter of 2011 primarily due to amortization of capitalized software and intangibles associated with the Accuri Cytometers, Inc. (“Accuri”) acquisition that occurred in the second fiscal quarter of 2011. These unfavorable impacts to gross profit margin for the third quarter were partially offset by favorable foreign currency translation. See further discussion on gross profit margin below. Selling and administrative expense as a percent of Biosciences revenues for the quarter was lower compared with the prior year’s quarter primarily due to favorable foreign currency translation. This favorable impact was partially offset by increased spending for expansion in emerging markets and the effect of marginal revenue growth in the current year’s period as compared with the prior year’s period. Research and development expenses in the quarter decreased $2 million, or 8%, compared the prior year’s period. Segment operating income for the nine-month period was $200 million, or 24.7% of Biosciences revenues, compared with $202 million, or 25.2% in the prior year’s period.

Geographic Revenues

Revenues in the United States for the third quarter of $837 million represented an increase of $9 million, or 1.1%, over the prior year’s quarter. Growth in U.S. Medical revenues reflected strong sales of Pharmaceutical Systems and Diabetes Care products, which were partially offset by pricing pressures for certain Medical Surgical Systems products. U.S. Diagnostics revenue growth was driven by solid sales of Preanalytical Systems safety-engineered products. Diagnostic Systems revenue growth in the U.S. was unfavorably affected by an increasingly competitive market for microbiology products. U.S. Diagnostic Systems revenue growth also reflected weak sales from our GeneOhm™ HAI platform due to a challenging competitive environment. Biosciences revenue in the U.S. declined in the current year’s quarter compared with the prior year’s quarter due to reduced research funding as well as a challenging competitive market for reagents. We also continue to experience constrained demand for high-end instruments due to continued funding concerns in the pharmaceutical and biotech research markets as well as in the academic markets.

International revenues for the third quarter of $1.144 billion represented an increase of $20 million, or 1.7%, over the prior year’s quarter, including an estimated $69 million, or 6.1%, unfavorable impact due to foreign currency translation. International revenues for the third quarter of 2012 reflected growth from all segments, including growth attributable to emerging markets, as well as strong sales of safety-engineered products. Biosciences international revenue growth reflected an unfavorable comparison to the prior-year period which included sales in Japan that had been delayed until the third quarter of fiscal year 2011 due to the earthquake and tsunami earlier in the year.

Gross Profit Margin

Gross profit margin was 52.2% for the third quarter, compared with 52.7% for the comparable prior-year period. The decrease in gross profit margin reflected the estimated net unfavorable impact of 70 basis points relating to operating performance and an estimated 20 basis points relating to favorable foreign currency translation. Operating performance was adversely affected by an estimated 70 basis points due to the unfavorable impact of decreased sales of products which have higher gross margins. Operating performance was also adversely impacted by approximately 30 basis points due to unfavorable pricing impacts on certain product lines, approximately 20 basis points due to Biosciences software amortization and approximately 40 basis points due to other unfavorable one-time impacts. The unfavorable impacts on operating performance for the current year’s quarter were partially offset by an estimated 40 basis points due to lower manufacturing costs from continuous improvement projects, such as Project ReLoCo, lower manufacturing start-up costs, as well as lower pension costs resulting from a plan remeasurement as discussed in Note 8 in the Notes to Condensed Consolidated Financial Statements. Operating performance was also favorably impacted by approximately 50 basis points due to the second quarter 2012 change in useful lives of certain machinery and equipment assets used in production processes. See Note 2 in the Notes to Condensed Consolidated Financial Statements for additional discussion.

Gross profit margin in the nine-month period of 2012 was 51.4% compared with the prior-year period’s gross profit margin of 52.6%. The decrease in gross profit margin reflected the estimated net unfavorable impact of 110 basis points relating to operating performance and an estimated 10 basis points relating to unfavorable foreign currency translation. Operating performance was adversely affected by an estimated 110 basis points due to amortization of intangibles associated with the fiscal year 2011 acquisitions, Biosciences software amortization and the impact of decreased sales of products which have higher gross margins. Operating performance also reflected the estimated impacts of 50 basis points due to unfavorable pricing impacts on certain product lines and 30 basis points due to increases in certain raw material costs. The unfavorable impacts on operating performance for the current year’s nine-month period were partially offset by an estimated 60 basis points due to lower manufacturing costs from continuous improvement projects, such as Project ReLoCo, lower manufacturing start-up costs and lower pension costs. Operating performance was also favorably impacted by approximately 20 basis points due to the change in useful lives of certain machinery and equipment assets as noted above.

Selling and Administrative Expense

Selling and administrative expense was 23.7% of revenues for the third quarter of fiscal year 2012, compared with 24.0% for the prior year’s period. Aggregate expenses for the third quarter of 2012 reflected an increase in core spending of $22 million, primarily relating to expansion of our business in emerging markets and higher expenses resulting from the Carmel and KIESTRA acquisitions. Aggregate expenses for the third quarter also included increased spending of $7 million related to our global enterprise resource planning initiative to update our business information systems. These third quarter 2012 spending increases were partially offset by favorable foreign currency translation of $14 million, lower pension costs of $5 million and lower corporate legal fees of $7 million. Aggregate expenses for the third quarter of 2012 also reflected a $2 million decrease in the deferred compensation plan liability, as further discussed below.

Selling and administrative expense was 25.1% of revenues for the nine-month period of fiscal year 2012, compared with 24.0% for the prior year’s period. Aggregate expenses for the nine-month period of 2012 reflected an increase in core spending of $90 million, primarily relating to expansion of our business in emerging markets, transactions costs relating to the KIESTRA acquisition and higher expenses resulting from the Carmel and KIESTRA acquisitions. Aggregate expenses for the nine-month period also included $14 million in higher corporate legal fees and increased spending of $16 million related to our global enterprise resource planning initiative to update our business information systems. Additionally, aggregate expenses in the nine-month period included a $1 million increase in the deferred compensation plan liability, as further discussed below. These increases were partially offset by favorable foreign currency translation of $17 million and lower pension costs of $9 million.

Research and Development Expense

Research and development expense was $115 million, or 5.8% of revenues, for the third quarter, compared with $114 million, or 5.8% of revenues, in the prior year’s period. Research and development expense was $344 million, or 6.0% of revenues, for the nine-month period in the current year, compared with the prior year’s amount of $345 million, or 6.2% of revenues. Research and development spending for the total fiscal year 2012 is expected to be comparable, as a percentage of revenues, with the spending in total fiscal year 2011.

Non-Operating Expense and Income

Interest income was $6 million in the third quarter and $38 million in the nine-month period of 2012, compared with $12 million and $41 million, respectively, in the prior year’s periods. The decrease in the third quarter of 2012 compared with the prior year’s period reflected the impact of lower investment levels and lower interest rates in certain non-U.S. locations, as well as investment losses on assets related to our deferred compensation plan. The decrease for the nine-month period is largely the result of lower investment levels and lower interest rates in certain non-U.S. locations, partially offset by year-to-date investment gains on assets related to our deferred compensation plan. The offsetting movements in the deferred compensation plan liability were recorded in selling and administrative expenses. Interest expense was $35 million in the third quarter and $99 million in the nine-month period of 2012, compared with $22 million and $62 million, respectively, in the prior year’s periods. The increases reflect higher levels of long-term fixed-rate debt, partially offset by lower average interest rates on this debt.

Income Taxes

The income tax rate was 25.6% for the third quarter, compared with the prior year’s rate of 26.1%. The nine-month tax rate was 24.8% compared with the prior year’s rate of 25.2%. The income tax rate in the first nine months of 2012 reflected the favorable impact of various tax settlements in multiple jurisdictions. The income tax rate in the first nine months of 2011 reflected the favorable impact due to the timing of certain tax benefits resulting from the retroactive extension of the U.S. research tax credit and a European restructuring transaction.

Income from Continuing Operations and Diluted Earnings Per Share from Continuing Operations

Income from continuing operations and diluted earnings per share from continuing operations for the third quarter of 2012 were $312 million and $1.52, respectively. Income from continuing operations and diluted earnings per share from continuing operations for the prior year’s third quarter were $322 million and $1.44, respectively. The current quarter’s earnings reflected an estimated $0.06 per share unfavorable impact due to foreign currency translation. For the nine-month periods, income from continuing operations and diluted earnings per share from continuing operations were $835 million and $3.95, respectively, in 2012 and $916 million and $4.02, respectively, in 2011. The current period’s earnings reflected an estimated $0.11 per share unfavorable impact due to foreign currency translation.

Liquidity and Capital Resources

Cash generated from operations, along with available cash and cash equivalents, is expected to be sufficient to fund our normal operating needs for the balance of 2012. Normal operating needs in fiscal year 2012 include working capital, capital expenditures, cash dividends and common stock repurchases. Net cash provided by continuing operating activities was $1.136 billion during the first nine months of 2012, compared with $1.118 billion in the same period in 2011. The current period change in operating assets and liabilities was a net use of cash and primarily reflected higher levels of inventory and lower levels of prepaid expenses, accounts payable and accrued expenses. Net cash provided by continuing operating activities in the first nine months of 2012 was reduced by changes in the pension obligation resulting primarily from discretionary cash contributions of approximately $100 million.

Net cash used for continuing investing activities for the first nine months of the current year was $644 million, compared with $827 million in the prior-year period. Capital expenditures were $313 million in the first nine months of 2012 and $318 million in the same period in 2011. Acquisitions of businesses in the current period reflected the payment of $51 million, net of cash acquired, relating to the KIESTRA acquisition. For further discussion of this acquisition, refer to Note 9 in the Notes to Condensed Consolidated Financial Statements. Acquisitions of businesses in the prior-year period reflected the payment of $205 million, net of cash acquired, relating to the Accuri acquisition. Cash used for purchases of investments in the first nine months of 2012 and 2011 reflected the extension of maturities of certain highly liquid investments beyond three months.

Net cash used for continuing financing activities for the first nine months of the current year was $56 million, compared with $408 million in the prior-year period. The current period’s net cash provided by continuing financing activities includes the proceeds from $500 million of 5-year 1.75% notes and $1 billion of 10-year 3.125% notes issued on November 3, 2011. The net proceeds from these issuances have been and are expected to be used for general corporate purposes, which may include funding for working capital, capital expenditures, repurchases of our common stock and acquisitions. The prior period’s cash provided by continuing financing activities included the proceeds from $700 million of 10-year 3.25% notes and $300 million of 30-year 5.00% notes issued on November 8, 2010.

For the first nine months of the current year, we repurchased approximately 16.7 million shares of our common stock for $1.25 billion, compared with approximately 15.6 million shares of our common stock for $1.273 billion in the prior-year period. Aggregate common stock repurchases are estimated to be approximately $1.5 billion for the full fiscal year 2012. A total of approximately 11.5 million common shares remain available for purchase at June 30, 2012 under the Board of Directors’ July 2011 repurchase authorization.

As of June 30, 2012, total debt of $4.2 billion represented 48.7% of total capital (shareholders’ equity, net non-current deferred income tax liabilities, and debt), versus 35.8% at September 30, 2011. Short-term debt increased to 10% of total debt at the end of June 30, 2012, from 9% at September 30, 2011, and reflected the reclassification, from long-term debt to short-term debt, of $200 million of 4.55% notes due on April 15, 2013.

We have in place a commercial paper borrowing program that is available to meet our short-term financing needs, including working capital requirements. Borrowings outstanding under this program were $200 million at June 30, 2012. During the quarter, we established a $1 billion syndicated credit facility with an expiration date of May 2017, replacing a $1 billion facility due to expire in December 2012. This new credit facility, under which there were no borrowings outstanding at June 30, 2012, provides backup support for our commercial paper program and can also be used for other general corporate purposes. It includes a provision that enables BD, subject to additional commitments made by the lenders, to access up to an additional $500 million in financing through the facility, for a maximum aggregate commitment of $1.5 billion. The credit facility includes a single financial covenant that requires BD to maintain an interest expense coverage ratio (ratio of earnings before income taxes, depreciation and amortization to interest expense) of not less than 5-to-1 for the most recent four consecutive fiscal quarters. On the last eight measurement dates, this ratio has ranged from 14-to-1 to 27-to-1. In addition, we have informal lines of credit outside the United States.

Cash and Short-Term Investments

At June 30, 2012, total worldwide cash and short-term investments were $2.2 billion, of which $1.8 billion was held in jurisdictions outside of the United States. We regularly review the amount of cash and short-term investments held outside the United States and currently intend to use most of such amounts to fund our international operations and their growth initiatives. To the extent amounts are moved out of these jurisdictions or repatriated to the United States, there could be tax consequences. Historically, we have repatriated a small portion of cash from certain jurisdictions to the United States, generally on an annual basis.

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

In particular, we have experienced significant payment delays in Spain due to the government’s liquidity issues that have affected its ability to process payments to suppliers. During the third fiscal quarter of 2012, the Company received payment for approximately $63 million of its government-related accounts receivable balances in Spain. As of June 30, 2012, government-related accounts receivable balances in Spain were approximately $32 million, net of reserves.

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

•

The current conditions in the global economy and financial markets, and the potential adverse effect on the cost of operating our business, the demand for our products and services, prices for our products and services due to increases in pricing pressure, or our ability to produce our products, including the impact on developing countries. Also, the increase in sovereign debt during the financial crisis as a result of governmental intervention in the world economy poses additional risks to the global financial system and economic recovery. In particular, deficit reduction efforts or other adverse changes in the availability of government funding for healthcare and research, particularly in the U.S. and Europe, could further weaken demand for our products and result in additional pricing pressures, as well as create potential collection risks associated with such sales. In that regard, in the U.S., automatic spending cuts, or sequestration, that could affect government healthcare spending and research funding are set to go into effect January 2013 in the absence of further legislative action.

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

•

Our ability to penetrate developing and emerging markets, which depends on local economic and political conditions and how well we are able to acquire or form strategic business alliances with local companies and make necessary infrastructure enhancements to production facilities, distribution networks, sales equipment and technology.

•

Regional, national and foreign economic factors, including inflation, deflation, fluctuations in interest rates and, in particular, foreign currency exchange rates, and the potential effect on our revenues, expenses, margins and credit ratings.

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

•

The effects of events that adversely impact our ability to manufacture our products (particularly where production of a product line is concentrated in one or more plants) or our ability to source materials or components from suppliers that are needed for such manufacturing, including pandemics, natural disasters, or environmental factors.

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

•

Security breaches of our computer and communications systems, including computer viruses, “hacking” and “cyber-attacks,” which could impair our ability to conduct business, or result in the loss of BD trade secrets or otherwise compromise sensitive information of BD or its customers, suppliers and other business partners.

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

Item 4. Controls and Procedures

An evaluation was carried out by BD’s management, with the participation of BD’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of BD’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of June 30, 2012. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were, as of the end of the period covered by this report, effective and designed to ensure that material information relating to BD and its consolidated subsidiaries would be made known to them by others within these entities. There were no changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2012 identified in connection with the above-referenced evaluation that have materially affected, or are reasonably likely to materially affect, BD’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

We are involved, both as a plaintiff and a defendant, in various legal proceedings which arise in the ordinary course of business, including product liability and environmental matters as set forth in our 2011 Annual Report on Form 10-K and in Note 5 of the Notes to Condensed Consolidated Financial Statements in this report. Since March 31, 2012, the following developments have occurred with respect to the legal proceedings in which we are involved:

Antitrust Class Actions

As previously reported, in the antitrust class actions consolidated in the U.S. District Court for the District of New Jersey under the caption “In re Hypodermic Products Antitrust Litigation,” on June 5, 2012, the U.S. Court of Appeals for the Third Circuit reversed a decision of the District Court and ruled that the distributor plaintiffs, not the hospital plaintiffs, are direct purchasers entitled to pursue damages under the federal antitrust laws for certain sales of BD products. The previously reported settlement agreement entered into on April 27, 2009 by BD and certain purchaser plaintiffs (including BD’s distributors) is contingent on a ruling that the distributor plaintiffs are the direct purchasers entitled to pursue damages. The agreement provides for, among other things, the payment by BD of $45 million in exchange for a release by all potential class members of the direct purchaser claims under federal antitrust laws related to the products and acts enumerated in the complaint, and a dismissal of the case with prejudice, insofar as it relates to direct purchaser claims. The release would not cover potential class members that affirmatively opt out of the settlement or indirect purchaser claims. Assuming the ruling of the Third Circuit stands, the settlement agreement remains in effect, subject to certain termination provisions, and must be approved as to fairness by the District Court.

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

Item 1A.	Risk Factors

There have been no material changes to the risk factors disclosed in Part 1, Item 1A, of our 2011 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth certain information regarding our purchases of common stock of BD during the quarter ended June 30, 2012.

Issuer Purchases of Equity Securities

For the three months ended June 30, 2012	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
April 1 – 30, 2012	—	—	—	14,828,745
May 1 – 31, 2012	2,181,113	$75.58	2,179,400	12,649,345
June 1 – 30, 2012	1,175,233	$72.78	1,172,000	11,477,345
Total	3,356,346	$74.60	3,351,400	11,477,345

(1)	Includes 4,790 shares purchased during the quarter in open market transactions by the trust relating to BD’s Deferred Compensation and Retirement Benefit Restoration Plan and 1996 Directors’ Deferral Plan, and 156 shares delivered to BD in connection with stock option exercises.
(2)	The repurchases were made pursuant to a repurchase program covering 18 million additional shares authorized by the Board of Directors on July 26, 2011, for which there is no expiration date.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

Exhibit 31	Certifications of Chief Executive Officer and Chief Financial Officer, pursuant to SEC Rule 13a - 14(a).

Exhibit 32	Certifications of Chief Executive Officer and Chief Financial Officer, pursuant to SEC Rule 13a - 14(b) and Section 1350 of Chapter 63 of Title 18 of the U.S. Code.

Exhibit 101	The following materials from this report, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Becton, Dickinson and Company
(Registrant)

Dated: August 6, 2012

/s/ David V. Elkins
David V. Elkins
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

/s/ Suketu Upadhyay
Suketu Upadhyay
Senior Vice President and Controller
(Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibits

31	Certifications of Chief Executive Officer and Chief Financial Officer, pursuant to SEC Rule 13a - 14(a).

32	Certifications of Chief Executive Officer and Chief Financial Officer, pursuant to SEC Rule 13a - 14(b) and Section 1350 of Chapter 63 of Title 18 of the U.S. Code.

101	The following materials from this report, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.