Form 10-K
period 2012-09-30
BECTON DICKINSON & CO
filed 2012-11-21
CIK 10795

As filed with the Securities and Exchange Commission on November 21, 2012

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2012

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐        No  ☑

As of March 31, 2012, the aggregate market value of the registrant’s outstanding common stock held by non-affiliates of the registrant was approximately $15,700,984,058.

As of October 31, 2012, 196,957,804 shares of the registrant’s common stock were outstanding.

Documents Incorporated by Reference

Portions of the registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held January 29, 2013 are incorporated by reference into Part III hereof.

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

BD Diagnostics

BD Diagnostics provides products for the safe collection and transport of diagnostics specimens, as well as instruments and reagent systems to detect a broad range of infectious diseases, healthcare-associated infections (“HAIs”) and cancers. BD Diagnostics’ principal products include integrated systems for specimen collection; safety-engineered blood collection products and systems; automated blood culturing systems; molecular testing systems for infectious diseases and women’s health; microorganism identification and drug susceptibility systems; liquid-based cytology systems for cervical cancer screening; rapid diagnostic assays; microbiology laboratory automation; and plated media. BD Diagnostics serves hospitals, laboratories and clinics; reference laboratories; blood banks; healthcare workers; public health agencies; physicians’ office practices; and industrial and food microbiology laboratories.

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

Acquisitions

During the second quarter of 2012, BD acquired a 100% interest in KIESTRA Lab Automation BV, a Netherlands-based company that manufactures and sells innovative lab automation solutions for the microbiology lab. The fair value of consideration transferred was $59 million, which consisted of $51 million in cash, net of cash acquired, as well as $8 million in contingent consideration.

During the fourth quarter of 2012, BD acquired a 100% interest in Sirigen Group Limited, a developer of unique polymer dyes that are used in flow cytometry. The fair value of consideration transferred was $64 million, which consisted of $52 million in cash, net of cash acquired, as well as $12 million in contingent consideration.

Additional information regarding these acquisitions is contained in Note 9 to the consolidated financial statements contained in Item 8, Financial Statements and Supplementary Data, which is incorporated herein by reference.

Divestitures

During the first quarter of 2013, BD completed the sale of its BD Biosciences — Discovery Labware unit, excluding its Advanced Bioprocessing platform. Gross cash proceeds from the sale were approximately $728 million, subject to post-closing adjustments. Additional information regarding this divestiture is contained in Note 10 to the consolidated financial statements contained in Item 8, Financial Statements and Supplementary Data, which is incorporated herein by reference.

International Operations

BD’s products are manufactured and sold worldwide. For reporting purposes, we organize our operations outside the United States as follows: Europe (which includes the Middle East and Africa); Greater Asia (which includes Japan and Asia Pacific); Latin America (which includes Mexico and Brazil) and Canada. The principal products sold by BD outside the United States are needles and syringes; insulin syringes and pen needles; diagnostic systems; BD VacutainerTM brand blood collection products; BD HypakTM brand prefillable syringe systems; infusion therapy products; flow cytometry instruments and reagents; and disposable laboratory products. BD has manufacturing operations outside the United States in Brazil, Canada, China, France, Germany, Hungary, India, Ireland, Japan, Mexico, the Netherlands, Pakistan, Singapore, Spain, Sweden and the United Kingdom. Geographic information with respect to BD’s operations is included under the heading “Geographic Information” in Note 6 to the consolidated financial statements included in Item 8, Financial Statements and Supplementary Data, and is incorporated herein by reference.

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

Raw Materials

BD purchases many different types of raw materials, including plastics, glass, metals, textiles, paper products, agricultural products, electronic and mechanical sub-assemblies and various biological, chemical and petrochemical products. BD seeks to ensure continuity of raw material supply by securing multiple options for sourcing. However, there are situations where raw materials are only available from one supplier, which are referred to as sole sourced. The use of sole sourced materials may be due to sourcing of proprietary and/or patented technology and processes that are intended to provide a unique market differentiation to our product. In other cases, while a raw material can be sourced from multiple manufacturers, only one supplier is qualified due to quality assurance, cost or other considerations. In order to provide alternate sources of raw materials, BD must complete a rigorous qualification process, which most often includes completion of regulatory registration and approval. If clinical trials are not required, this qualification process can take 3-18 months depending on the criticality of the change. When clinical trials are required, this process may lengthen the qualification phase for one to three years. BD continuously assesses its sole sourced raw materials and maintains business continuity plans with our suppliers. BD’s continuity plans may include securing secondary supply with alternate suppliers, qualification of alternate manufacturing facilities, maintaining contingency stock, internal development of supply and establishment of technology escrow accounts. While BD works closely with its suppliers, there may nonetheless be events that cause supply interruption, reduction or termination that adversely impacts BD’s ability to manufacture and sell certain products.

Research and Development

BD conducts its research and development (“R&D”) activities at its operating units and at BD Technologies in Research Triangle Park, North Carolina. The majority of BD’s R&D activities are conducted in the United States. Outside the United States, BD conducts R&D activities at BD Diagnostic Systems in Quebec City, Canada and Suzhou, China, BD Pharmaceutical Systems in Pont de Claix, France, BD Technologies in Biopolis, Singapore and BD Medical Surgical Systems in Tuas, Singapore. BD also collaborates with certain universities, medical centers and other entities on R&D programs, and retains individual consultants to support its efforts in specialized fields. BD spent approximately $472 million, $470 million and $423 million on research and development during the fiscal years ended September 30, 2012, 2011, and 2010, respectively.

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

Competition

BD operates in the increasingly complex and challenging medical technology marketplace. Technological advances and scientific discoveries have accelerated the pace of change in medical technology, the regulatory environment of medical products is becoming more complex and vigorous, and economic conditions have resulted in a challenging market. Companies of varying sizes compete in the global medical technology field. Some are more specialized than BD with respect to particular markets, and some have greater financial resources than BD. New companies have entered the field, particularly in the areas of molecular diagnostics, safety-engineered devices and in the life sciences, and established companies have diversified their business activities into the medical technology area. Other firms engaged in the distribution of medical technology products have become manufacturers of medical devices and instruments as well. Acquisitions and collaborations by and among companies seeking a competitive advantage also affect the competitive environment. In addition, the entry into the market of manufacturers located in China and other low-cost manufacturing locations are creating increased pricing pressures, particularly in developing markets. Some competitors have also established manufacturing sites or have contracted with suppliers located in these countries as a means to lower their costs.

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

Third-Party Reimbursement

Healthcare providers and related facilities are generally reimbursed for their services through numerous payment systems managed by various governmental agencies worldwide (e.g., Medicare and Medicaid in the United States, the National Health Service in the United Kingdom, the Joint Federal Committee in Germany, the Commission d’Evaluation des Produits et prestations in France, the Ministry for Health, Labor and Welfare in Japan, the Ministry of Health and the National Development and Reform Commission in China, among many others), private insurance companies, and managed care organizations. The manner and level of reimbursement in any given case may depend on the site of care, the procedure(s) performed, the final patient diagnosis, the device(s) and/or drug(s) utilized, the available budget, or a combination of these factors, and coverage and payment levels are determined at each payer’s discretion. The coverage policies and reimbursement levels of these third-party payers may impact the decisions of healthcare providers and facilities regarding which medical products they purchase and the prices they are willing to pay for those products. Thus, changes in reimbursement levels or methods may either positively or negatively impact sales of BD products.

While BD is actively engaged in promoting the value propositions of its products for payer, provider, and patient stakeholders, and it employs various efforts and resources to positively impact coverage, coding and payment processes in this regard, it has no direct control over payer decision-making with respect to coverage and payment levels for BD products. Additionally, we expect many payers to continue to explore cost-containment strategies (e.g., comparative and cost-effectiveness analyses, so-called “pay-for-performance” programs implemented by various public and private payers, and expansion of payment bundling schemes such as Accountable Care Organizations (ACOs), DRG programs, and other such methods that shift medical cost risk to providers) that could potentially impact coverage and/or payment levels for current or future BD products.

As BD’s product offerings are diverse across many healthcare settings, they are affected to varying degrees by the many payment systems. Therefore, individual countries, product lines or product classes may be impacted by changes to these systems. Notably the Patient Protection and Affordable Care Act (“PPACA”) provides for numerous, substantive changes to U.S. healthcare payment systems. Many of the changes set forth in this statute have only recently been promulgated through formal regulations and most of them have yet to be implemented. At this time, it remains unclear whether, or how, the implementation of regulations pursuant to the PPACA might affect payments for BD products. See Item 1A. Risk Factors for a further discussion.

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

BD actively maintains FDA/ISO Quality Systems that establish standards for its product design, manufacturing, and distribution processes. Prior to marketing or selling most of its products, BD must secure approval from the FDA and counterpart non-U.S. regulatory agencies. Following the introduction of a product, these agencies engage in periodic reviews of BD’s quality systems, as well as product performance and advertising and promotional materials. These regulatory controls, as well as any changes in FDA policies, can affect the time and cost associated with the development, introduction and continued availability of new products. Where possible, BD anticipates these factors in its product development and planning processes. These agencies possess the authority to take various administrative and legal actions against BD, such as product recalls, product seizures and other civil and criminal sanctions. BD also undertakes voluntary compliance actions such as voluntary recalls.

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

Employees

As of September 30, 2012, BD had 29,555 employees, of whom 11,915 were employed in the U.S. (including Puerto Rico). BD believes that its employee relations are satisfactory.

Available Information

BD maintains a website at www.bd.com. BD also makes available its Annual Reports on Form 10-K, its Quarterly Reports on Form 10-Q, and its Current Reports on Form 8-K (and amendments to those reports) as soon as reasonably practicable after those reports are electronically filed with, or furnished to, the Securities and Exchange Commission (“SEC”). These filings may be obtained and printed free of charge at www.bd.com/investors. In addition, the written charters of the Audit Committee, the Compensation and Benefits Committee, the Corporate Governance and Nominating Committee, the Executive Committee and the Science, Innovation and Technology Committee of the Board of Directors, BD’s Corporate Governance Principles and its Code of Conduct, are available at BD’s website at www.bd.com/investors/corporate_governance/. Printed copies of these materials, this 2012 Annual Report on Form 10-K, and BD’s reports and statements filed with, or furnished to, the SEC, may be obtained, without charge, by contacting the Corporate Secretary, BD, 1 Becton Drive, Franklin Lakes, New Jersey 07417-1880, telephone 201-847-6800. In addition, the SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov.

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

Global economic conditions could continue to adversely affect our operations.

In recent years, we have been faced with very challenging global economic conditions. Further deterioration in the global economic environment may result in decreased demand for our products and services, increased competition, downward pressure on the prices for our products, longer sales cycles, and slower adoption of new technologies. During fiscal year 2012, our revenue growth was adversely affected by conditions in the healthcare industry, including lower healthcare utilization, particularly in the U.S. and Western Europe, increased pricing pressure for certain products in our Medical segment and an uncertain academic research spending environment for high-end instruments in our Biosciences segment. We anticipate that these industry conditions will continue for the foreseeable future. In addition, there can be no assurance that these conditions will not adversely affect our ability to do so in the future. Weakening macroeconomic conditions may also adversely affect our suppliers, and there can be no assurances that BD will not experience any interruptions in supply in the future. We have also experienced delays in collecting receivables in certain countries in Western Europe, and we may experience similar delays in these and other jurisdictions experiencing liquidity problems. The continued weakness in world economies makes the strength and timing of economic recovery uncertain, and there can be no assurance that global economic conditions will not deteriorate further.

We are subject to foreign currency exchange risk.

About 57% of our fiscal year 2012 revenues were derived from international operations, and we anticipate that a significant portion of our sales will continue to come from our international operations in the future. The revenues we report with respect to our operations outside the United States may be adversely affected by fluctuations in foreign currency exchange rates. A discussion of the financial impact of exchange rate fluctuations and the ways and extent to which we may attempt to address any impact is contained in Item. 7, Management’s Discussion of Financial Condition and Results of Operations. Any hedging activities we engage in may only offset a portion of the adverse financial impact resulting from unfavorable changes in foreign currency exchange rates. We cannot predict with any certainty changes in foreign currency exchange rates or the degree to which we can address these risks.

Changes in reimbursement practices of third-party payers could affect the demand for our products and the prices at which they are sold.

Our sales depend, in part, on the extent to which healthcare providers and facilities are reimbursed by government authorities, private insurers and other third-party payers for the costs of our products. The coverage policies and reimbursement levels of third-party payers, which can vary among public and private sources and by country, may affect which products customers purchase and the prices they are willing to pay for those products in a particular jurisdiction. Reimbursement rates can also affect the acceptance rate of new technologies. Legislative or administrative reforms to reimbursement systems in the United States or abroad, or changes in reimbursement rates by private payers, could significantly reduce reimbursement for procedures using BD products or result in denial of reimbursement for those products, which would adversely affect customer demand or the price customers are willing to pay for such products. See “Third-Party Reimbursement” under Item 1. Business.

Federal healthcare reform may adversely affect our results of operations.

The Patient Protection and Affordable Care Act (the “PPACA”) was enacted in March 2010. Under the PPACA, beginning in 2013, medical device manufacturers, such as BD, will pay a 2.3% excise tax on U.S. sales of certain medical devices. We currently estimate that our fiscal 2013 excise tax (impacting only three quarters for fiscal year 2013) will be between $40 million to $50 million. We cannot predict with any certainty what other impact the PPACA may have on our business. The PPACA reduces Medicare and Medicaid payments to hospitals, clinical laboratories and pharmaceutical companies, and could otherwise reduce the volume of medical procedures. These factors, in turn, could result in reduced demand for our products and increased downward pricing pressure. It is also possible that the PPACA will result in lower reimbursements for our products. Other provisions in the law may significantly change the practice of health care and could adversely affect aspects of our business. While the PPACA is intended to expand health insurance coverage to uninsured persons in the United States, the impact of any overall increase in access to healthcare on sales of BD’s products remains uncertain.

Efforts to reduce the U.S. federal deficit could adversely affect our results of operations.

As part of the Budget Control Act passed in August 2011 to extend the federal debt limit and reduce government spending, $1.2 trillion in automatic spending cuts (known as sequestration) over the next decade are due to go into effect, beginning in 2013, in the absence of further legislative action. Half of the automatic reductions would come from lowering the caps imposed on non-defense discretionary spending and cutting domestic entitlement programs, including reductions in payments to Medicare providers. Government research funding could also be impacted as part of any deficit reduction. Any such reductions in government healthcare spending or research funding could result in reduced demand for our products or additional pricing pressure.

Price volatility could adversely affect costs associated with our operations.

Our results of operations could be negatively impacted by price volatility in the cost of raw materials, components, freight and energy. In particular, BD purchases supplies of resins, which are oil-based components used in the manufacture of certain products. Any significant increases in resin costs could adversely impact future operating results. Increases in the price of oil can also increase BD’s costs for packaging and transportation. New laws or regulations adopted in response to climate change could also increase energy costs and the costs of certain raw materials and components.

BD’s future growth is dependent upon the development of new products, and there can be no assurance that such products will be developed.

A significant element of our strategy is to increase revenue growth by focusing on products that deliver greater benefits to patients, healthcare workers and researchers. The development of these products requires significant research and development, clinical trials and regulatory approvals. The results of our product development efforts may be affected by a number of factors, including BD’s ability to innovate, develop and manufacture new products, complete clinical trials, obtain regulatory approvals and reimbursement in the United States and abroad, or gain and maintain market approval of our products. In addition, patents attained by others can preclude or delay our commercialization of a product. There can be no assurance that any products now in development or that we may seek to develop in the future will achieve technological feasibility, obtain regulatory approval or gain market acceptance.

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

The medical technology industry is subject to rapid technological changes, and we face significant competition across our product lines and in each market in which our products are sold on the basis of product features, clinical outcomes, price, services and other factors. In addition, increasing customer demand for more environmentally-friendly products is creating another basis on which BD must compete. We face this competition from a wide range of companies. These include large medical device companies, some of which may have greater financial and marketing resources than we do, and firms that are more specialized than we are with respect to particular markets. Other firms engaged in the distribution of medical technology products have become manufacturers of medical devices and instruments as well. In some instances, competitors, including pharmaceutical companies, also offer, or are attempting to develop, alternative therapies for disease states that may be delivered without a medical device. The development of new or improved products, processes or technologies by other companies (such as needle-free injection technology) may render our products or proposed products obsolete or less competitive. The entry into the market of manufacturers located in China and other low-cost manufacturing locations is also creating pricing pressure, particularly in developing markets. Some competitors have also established manufacturing sites or have contracted with suppliers located in these countries as a means to lower their costs.

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

The majority of our sales come from our operations outside the United States, and we intend to continue to pursue growth opportunities in foreign markets, especially in emerging markets. BD operations outside the United States subject BD to certain risks, including the effects of fluctuations in foreign currency exchange (discussed above), the effects of local economic conditions, changes in foreign regulatory requirements, local product preferences and product requirements, difficulty in establishing, staffing and managing foreign operations, differing labor regulations, changes in tax laws, potential political instability, trade barriers, weakening or loss of the protection of intellectual property rights in some countries, and restrictions on the transfer of capital across borders. The success of our operations outside the United States will depend, in part, on our ability to acquire or form and maintain alliances with local companies and make necessary infrastructure enhancements to, among other things, our production facilities and distribution networks.

In addition, under the U.S. tax code, we may be subject to additional taxation to the extent we repatriate earnings from our foreign operations to the U.S. In the event we require more capital in the United States than is generated by our U.S. operations to fund acquisitions or other activities and elect to repatriate earnings from foreign jurisdictions, our effective tax rate may be higher as a result.

Reductions in customers’ research budgets or government funding may adversely affect our BD Biosciences segment.

Our BD Biosciences segment sells products to researchers at pharmaceutical and biotechnology companies, academic institutions, government laboratories and private foundations. Research and development spending of our customers can fluctuate based on spending priorities and general economic conditions. A number of these customers are also dependent for their funding upon grants from U.S. government agencies, such as the U.S. National Institutes of Health (“NIH”) and agencies in other countries. The level of government funding of research and development is unpredictable. There have been instances where NIH grants have been frozen or otherwise unavailable for extended periods. The availability of governmental research funding may also continue to be adversely affected by the current economic conditions and governmental spending reductions. Any reduction or delay in governmental funding could cause our customers to delay or forego purchases of our products.

A reduction or interruption in the supply of certain raw materials and components would adversely affect BD’s manufacturing operations and related product sales.

BD purchases many different types of raw materials and components. Certain raw materials (primarily related to the BD Biosciences segment) and components are not available from multiple sources. In addition, for quality assurance, cost-effectiveness and other reasons, BD elects to purchase certain raw materials and components from sole suppliers. The supply of these materials can be disrupted for a number of reasons, including economic conditions as described above. While we work with suppliers to ensure continuity of supply, no assurance can be given that these efforts will be successful. In addition, due to regulatory requirements relating to the qualification of suppliers, we may not be able to establish additional or replacement sources on a timely basis or without excessive cost. The termination, reduction or interruption in supply of these sole-sourced raw materials and components could adversely impact our ability to manufacture and sell certain of our products.

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

BD is a defendant in a number of pending lawsuits, including purported class action lawsuits for, among other things, alleged antitrust violations and suits alleging patent infringement, and could be subject to additional lawsuits in the future. A more detailed description of these lawsuits is contained in Item 3. Legal Proceedings. Given the uncertain nature of litigation generally, we are not able in all cases to estimate the amount or range of loss that could result from an unfavorable outcome of the litigation to which we are a party. In view of these uncertainties, we could incur charges in excess of any currently established accruals and, to the extent available, excess liability insurance. Any such future charges, individually or in the aggregate, could have a material adverse affect on BD’s results of operations and cash flows.

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

We are engaged in a project to upgrade our enterprise resource planning (“ERP”) system. Our ERP system is critical to our ability to accurately maintain books and records, record transactions, provide important information to our management and prepare our financial statements. The implementation of the new ERP system has required, and will continue to require, the investment of significant financial and human resources. In addition, we may not be able to successfully complete the implementation of the new ERP system without experiencing difficulties. Any disruptions, delays or deficiencies in the design and implementation of the new ERP system could adversely affect our ability to process orders, ship products, provide services and customer support, send invoices and track payments, fulfill contractual obligations or otherwise operate our business.

Our operations are dependent in part on patents and other intellectual property assets.

Many of BD’s businesses rely on patent, trademark and other intellectual property assets. These intellectual property assets, in the aggregate, are of material importance to our business. BD can lose the protection afforded by these intellectual property assets through patent expirations, legal challenges or governmental action. Patents attained by competitors, particularly as patents on our products expire, may also adversely affect our competitive position. In addition, competitors may claim that BD products infringe upon their intellectual property, and resolving any intellectual property claim can be costly and time-consuming. The loss of a significant portion of our portfolio of intellectual property assets may have an adverse effect on our earnings, financial condition or cash flows.

Breaches of our information technology systems could have a material adverse effect on our operations.

We rely on information technology systems to process, transmit, and store electronic information in our day-to-day operations. Our information technology systems have been, and will likely continue to be, subjected to computer viruses or other malicious codes, unauthorized access attempts, and cyber- or phishing-attacks. If successful, these cyber-attacks could compromise our confidential information and disrupt our operations. Cyber-attacks are becoming more sophisticated and frequent, and there can be no assurances that our protective measures will prevent future security breaches that could have a significant impact on our business.

Natural disasters, war and other events could adversely affect BD’s future revenues and operating income.

Natural disasters (including pandemics), war, terrorism, labor disruptions and international conflicts, and actions taken by the United States and other governments or by our customers or suppliers in response to such events, could cause significant economic disruption and political and social instability in the United States and in areas outside of the United States in which we operate. These events could result in decreased demand for our products, adversely affect our manufacturing and distribution capabilities, or increase the costs for or cause interruptions in the supply of materials from our suppliers.

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

None.

Item 2.    Properties.

BD’s executive offices are located in Franklin Lakes, New Jersey. As of November 1, 2012, BD owned or leased 169 facilities throughout the world comprising approximately 16,290,676 square feet of manufacturing, warehousing, administrative and research facilities. The U.S. facilities, including Puerto Rico, comprise approximately 6,836,839 square feet of owned and 1,768,655 square feet of leased space. The international facilities comprise approximately 6,121,996 square feet of owned and 1,563,186 square feet of leased space. Sales offices and distribution centers included in the total square footage are also located throughout the world.

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

Sites	Corporate	BD Biosciences	BD Diagnostics	BD Medical	Mixed(A)	Total
Leased	3	7	6	56	46	118
Owned	2	4	12	24	9	51
Total	5	11	18	80	55	169
Square feet	1,003,808	800,093	2,707,529	7,718,416	4,060,830	16,290,676

(A)	Facilities used by more than one business segment.

BD believes that its facilities are of good construction and in good physical condition, are suitable and adequate for the operations conducted at those facilities, and are, with minor exceptions, fully utilized and operating at normal capacity.

The U.S. facilities are located in Arizona, California, Connecticut, Florida, Georgia, Illinois, Indiana, Maryland, Massachusetts, Michigan, Minnesota, Nebraska, New Jersey, North Carolina, Pennsylvania, South Carolina, Tennessee, Texas, Utah, Washington, D.C., Washington, Wisconsin and Puerto Rico.

The international facilities are as follows:

— Europe, which includes facilities in Austria, Belgium, the Czech Republic, Denmark, England, Finland, France, Germany, Ghana, Greece, Hungary, Ireland, Italy, Kenya, Norway, Poland, Russia, Saudi Arabia, South Africa, Spain, Sweden, Switzerland, Turkey the United Arab Emirates and Zambia.

— Greater Asia, which includes facilities in Australia, China, India, Indonesia, Japan, Malaysia, New Zealand, Pakistan, the Philippines, Singapore, South Korea, Taiwan, Thailand and Vietnam.

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

On April 27, 2009, BD entered into a settlement agreement with the Distributor Plaintiffs in these actions. The settlement agreement provides for, among other things, the payment by BD of $45,000,000 in exchange for a release by all potential class members of the direct purchaser claims under federal antitrust laws related to the products and acts enumerated in the complaint, and a dismissal of the case with prejudice, insofar as it relates to direct purchaser claims. The release would not cover potential class members that affirmatively opt out of the settlement or indirect purchaser claims. On September 30, 2010, the District Court denied a motion to approve the settlement agreement, ruling that the Hospital Plaintiffs, and not the Distributor Plaintiffs, are the direct purchasers with standing to sue under federal antitrust laws. On June 5, 2012, the U.S. Court of Appeals for the Third Circuit reversed the District Court’s standing decision and ruled that the Distributor Plaintiffs, not the Hospital Plaintiffs, are direct purchasers entitled to pursue damages. The Hospital Plaintiffs requested that the ruling be reconsidered, but that request was denied. The settlement agreement thus remains in effect, subject to certain termination provisions, and must be approved as to fairness by the District Court. The Distributor Plaintiffs have filed a motion requesting that the settlement agreement be preliminarily approved as fair and reasonable. Certain of the Hospital Plaintiffs have opposed that motion. BD currently cannot estimate the range of reasonably possible losses with respect to these class action matters beyond the $45,000,000 already accrued and changes to the amount already recognized may be required in the future as additional information becomes available.

In June 2007, Retractable Technologies, Inc. (“RTI”) filed a complaint against BD under the caption Retractable Technologies, Inc. vs. Becton Dickinson and Company (Civil Action No. 2:07-cv-250, U.S. District Court, Eastern District of Texas). RTI alleges that the BD IntegraTM syringes infringe patents licensed exclusively to RTI. In its complaint, RTI also alleges that BD engaged in false advertising with respect to certain of BD’s safety-engineered products in violation of the Lanham Act; acted to exclude RTI from various product markets and to maintain its market share through, among other things, exclusionary contracts in violation of state and federal antitrust laws; and engaged in unfair competition. In January 2008, the court severed the patent and non-patent claims into separate cases, and stayed the non-patent claims during the pendency of the patent claims at the trial court level. RTI seeks money damages and injunctive relief. On April 1, 2008, RTI filed a complaint against BD under the caption Retractable Technologies, Inc. and Thomas J. Shaw v. Becton Dickinson and Company (Civil Action No.2:08-cv-141, U.S. District Court, Eastern District of Texas). RTI alleges that the BD IntegraTM syringes infringe another patent licensed exclusively to RTI. RTI seeks money damages and injunctive relief. On August 29, 2008, the court ordered the consolidation of the patent cases. On November 9, 2009, at a trial of these consolidated cases, the jury rendered a verdict in favor of RTI on all but one of its infringement claims, but did not find any willful infringement, and awarded RTI $5,000,000 in damages. On May 19, 2010, the court granted RTI’s motion for a permanent injunction against the continued sale by BD of its BD IntegraTM products in their current form, but stayed the injunction for the duration of BD’s appeal. At the same time, the court lifted a stay of RTI’s non-patent claims. On July 8, 2011, the Court of Appeals for the Federal Circuit reversed the District Court judgment that BD’s 3ml BD IntegraTM products infringed the asserted RTI patents and affirmed the District Court judgment of infringement against BD’s discontinued 1ml BD IntegraTM products. On October 31, 2011, the Federal Circuit Court of Appeals denied RTI’s request for an en banc rehearing. RTI has filed a petition for review with the U.S. Supreme Court. The trial on RTI’s antitrust and false advertising claims has been postponed pending resolution of RTI’s appeal of the patent ruling.

With respect to RTI’s antitrust and false advertising claims, BD cannot estimate the possible loss or range of possible loss as there are significant legal and factual issues to be resolved. These include discovery regarding RTI’s alleged damages and liability theories, which has not been completed. Each party has filed motions seeking to exclude portions of the other party’s expert testimony and to preclude the other party from introducing certain other evidence at trial. RTI’s appeal of the appellate court’s patent ruling to the U.S. Supreme Court adds further uncertainty to the possible future outcomes of RTI’s antitrust and false advertising claims. In the event that RTI ultimately succeeds at trial and subsequent appeals on its antitrust and false advertising claims, any potential loss could be material as RTI is seeking to recover substantial damages, including disgorgement of profits and damages under the federal antitrust laws, which are trebled. BD believes RTI’s allegations are without merit.

On October 19, 2009, Gen-Probe Incorporated (“Gen-Probe”) filed a patent infringement action against BD in the U.S. District Court for the Southern District of California. The complaint alleges that the BD ViperTM and BD ViperTM XTRTM systems and BD ProbeTecTM specimen collection products infringe certain U.S. patents of Gen-Probe. On March 23, 2010, Gen-Probe filed a complaint, also in the U.S. District Court for the Southern District of California, alleging that the BD MaxTM instrument infringes Gen-Probe patents. The patents alleged to be infringed are a subset of the Gen-Probe patents asserted against BD in the October 2009 suit. On June 8, 2010, the court consolidated these cases. In a decision dated September 28, 2012, the District Court for the Southern District of California issued a ruling on pre-trial summary judgment motions. The court ruled that some of Gen-Probe’s asserted patent claims are infringed, but other claims are not infringed, thus reducing from six to four the number of patents to be contested at the trial and significant defense issues relating to patent invalidity, inequitable conduct and standing, remain to be adjudicated. Gen-Probe is seeking monetary damages and injunctive relief. BD currently cannot estimate the range of reasonably possible losses for this matter as there are significant issues to be resolved either prior to, or at, trial, including issues regarding patent invalidity, inequitable conduct and standing, as well as motions seeking to exclude portions of the other party’s expert testimony and to preclude the other party from introducing certain other evidence at trial.

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

Item 4.    Mine Safety Disclosures.

Not applicable.

Executive Officers of the Registrant

The following is a list of the executive officers of BD, their ages and all positions and offices held by each of them during the past five years. There is no family relationship between any executive officer or director of BD.

Name	Age	Position
Vincent A. Forlenza	59	Chairman since July 2012; Director and Chief Executive Officer since October 2011; President since January 2009; Chief Operating Officer from July 2010 to October 2011; and Executive Vice President from June 2006 to January 2009.
Donna M. Boles	59	Senior Vice President — Human Resources.
Gary M. Cohen	53	Executive Vice President.
Alexandre Conroy	49	President, Europe, EMA and the Americas since June 2012; President, Western Europe from August 2009 to June 2012; and prior thereto, President, Pharmaceutical Systems.
William A. Kozy	60	Chief Operating Officer since November 2012; and Executive Vice President since June 2006.
James Lim	48	President, Greater Asia since June 2012; Vice President/General Manager, Central Asia Pacific and Operations from April 2008 to June 2012; and prior thereto, Director of Operations, Asia Pacific.
William E. Rhodes	58	Senior Vice President, Corporate Strategy and Development since October 2011; President — BD Biosciences from January 2009 to October 2011; and President — BD Biosciences, Cell Analysis from February 2006 to January 2009.
Jeffrey S. Sherman	57	Senior Vice President and General Counsel.
Stephen Sichak	55	Senior Vice President, Integrated Supply Chain since January 2009; and prior thereto, President — BD Diagnostics, Preanalytical Systems.
Suketu Upadhyay(1)	43	Acting Chief Financial Officer since November 2012; Senior Vice President and Controller since November 2011; Vice President of Finance – International from August 2010 to November 2011; and prior thereto, Global Head of R&D Finance and Senior Director of Finance for the CNS Franchise at AstraZeneca.

(1)	As publicly indicated previously, our former Chief Executive Officer, David V. Elkins, resigned effective November 9, 2012, and Suketu Upadhyay was appointed Acting Chief Financial Officer effective November 9, 2012.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

BD’s common stock is listed on the New York Stock Exchange. As of October 31, 2012, there were approximately 8,679 shareholders of record.

Market and Market Prices of Common Stock (per common share)

	2011		2012
By Quarter	High	Low	High	Low
First	$85.32	$73.67	$79.64	$70.65
Second	85.64	76.51	80.53	72.69
Third	89.58	83.39	78.45	72.18
Fourth	89.74	73.25	79.49	73.17

Dividends (per common share)

By Quarter	2011	2012
First	$0.41	$0.45
Second	0.41	0.45
Third	0.41	0.45
Fourth	0.41	0.45

Issuer Purchases of Equity Securities

The table below sets forth certain information regarding BD’s purchases of its common stock during the fiscal quarter ended September 30, 2012.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
July 1-31, 2012	—	$—	—	11,477,345
August 1-31, 2012	2,212,534	$75.86	2,210,000	9,267,345
September 1-30, 2012	1,065,037	$77.57	1,061,439	8,205,906

Total	3,277,571	$76.42	3,271,439	8,205,906

(1)	Includes 6,132 shares purchased during the quarter in open market transactions by the trust relating to BD’s Deferred Compensation and Retirement Benefit Restoration Plan and 1996 Directors’ Deferral Plan.

(2)	The repurchases were made pursuant to a repurchase program covering 18 million shares authorized by the Board of Directors on July 26, 2011, for which there is no expiration date.

Item 6.    Selected Financial Data.

FIVE-YEAR SUMMARY OF SELECTED FINANCIAL DATA

Becton, Dickinson and Company

	Years Ended September 30
	2012	2011	2010	2009	2008
	Dollars in millions, except per share amounts
Operations
Revenues	7,708.4	7,584.0	7,124.4	6,746.7	6,657.4
Gross Margin	3,953.0	3,958.9	3,696.1	3,554.6	3,415.6
Research and Development Expense	471.8	469.5	422.8	395.9	373.2
Operating Income	1,557.9	1,665.9	1,582.4	1,508.4	1,403.5
Interest Expense (Income), Net	84.3	40.8	16.1	7.2	(3.0)
Income From Continuing Operations Before Income Taxes	1,472.4	1,617.9	1,566.7	1,497.3	1,405.0
Income Tax Provision	362.9	417.0	451.9	382.8	382.1
Income from Continuing Operations	1,109.5	1,200.9	1,114.8	1,114.5	1,022.9
Net Income	1,169.9	1,271.0	1,317.6	1,231.6	1,127.0
Basic Earnings Per Share from Continuing Operations	5.40	5.43	4.76	4.63	4.19
Diluted Earnings Per Share from Continuing Operations	5.30	5.31	4.64	4.52	4.05
Dividends Per Common Share	1.80	1.64	1.48	1.32	1.14
Financial Position
Total Current Assets	5,322.1	4,668.3	4,505.3	4,647.0	3,614.7
Total Current Liabilities	1,978.1	1,823.2	1,671.7	1,777.1	1,416.6
Total PPE, Net	3,303.9	3,211.2	3,100.5	2,966.6	2,744.5
Total Assets	11,360.9	10,430.4	9,650.7	9,304.6	7,912.9
Total Long-Term Debt	3,761.1	2,484.7	1,495.4	1,488.5	953.2
Total Shareholders’ Equity	4,135.9	4,828.2	5,434.6	5,142.7	4,935.6
Book Value Per Common Share	21.00	22.48	23.65	21.69	20.30
Financial Relationships
Gross Profit Margin	51.3%	52.2%	51.9%	52.7%	51.3%
Return on Revenues(C)	14.4%	15.8%	15.6%	16.5%	15.4%
Return on Total Assets(A)(C)	14.7%	17.0%	17.1%	17.9%	18.9%
Return on Equity(C)	24.8%	23.4%	21.1%	22.1%	22.0%
Debt to Capitalization(B)(C)	49.7%	35.8%	23.7%	26.8%	18.8%
Additional Data
Number of Employees	29,600	29,400	28,800	29,100	28,300
Number of Shareholders	8,696	8,713	8,887	8,930	8,820
Average Common and Common Equivalent Shares Outstanding — Assuming Dilution (millions)	209.2	226.3	240.1	246.8	252.7
Depreciation and Amortization	510.9	493.8	491.4	454.9	462.7
Capital Expenditures	487.4	508.8	531.0	575.3	562.4

(A)	Earnings before interest expense and taxes as a percent of average total assets.

(B)	Total debt as a percent of the sum of total debt, shareholders’ equity and non-current deferred income tax liabilities.

(C)	Excludes discontinued operations.

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

Strategic Objectives

BD remains focused on delivering sustainable growth and shareholder value, while making appropriate investments for the future. BD management operates the business consistent with the following core strategies:

•	To increase revenue growth by focusing on our core products that deliver greater benefits to patients, healthcare workers and researchers;

•	To increase investment in research and development for platform extensions and innovative new products;

•	To make significant investments in growing our operations in emerging markets;

•	To improve operating effectiveness and balance sheet productivity;

•	To drive an efficient capital structure and strong shareholder returns.

Our strategy focuses on four specific areas within healthcare and life sciences:

•	Enabling safer, simpler and more effective parenteral drug delivery;

•	Improving clinical outcomes through new, accurate and faster diagnostics;

•	Providing tools and technologies to the research community that facilitates the understanding of the cell, cellular diagnostics and cell therapy;

•	Enhancing disease management in diabetes, women’s health and cancer, and infection control.

We continue to strive to improve the efficiency of our capital structure and follow these guiding principles:

•	To maintain an investment grade rating;

•	To ensure access to the debt market for strategic opportunities;

•	To optimize the cost of capital based on market conditions.

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

Summary of Financial Results

Worldwide revenues in 2012 of $7.7 billion increased 1.6% from the prior year and reflected estimated volume increases of 5.2%, which included growth from acquisitions of 1.1%, partially offset by estimated unfavorable foreign exchange translation of 2.7%, and estimated price decreases of 0.9%. Solid growth from our

Medical and Diagnostics segments was primarily driven by new product launches and growth from recent acquisitions, safety-engineered products and emerging markets. Revenues in the United States in 2012 of $3.3 billion increased 1%, reflecting pricing pressures for certain Medical Surgical Systems products and an increasingly competitive market for microbiology products. In addition, Biosciences revenue in the U.S. declined due to reduced research funding and constrained demand for high-end instruments. International revenues in 2012 of $4.4 billion increased 2%, which reflected an estimated impact of unfavorable foreign currency translation of 5%. International revenues for 2012 reflected growth from all segments, including growth attributable to emerging markets, as well as strong sales of safety-engineered products. Sales in the United States of safety-engineered devices grew 3% to $1.15 billion in 2012 from $1.12 billion in 2011. International sales of safety-engineered devices were $834 million in 2012 compared with $755 million in 2011, or 10.5% growth which included an estimated 5% negative impact due to unfavorable foreign currency translation. International safety-engineered device revenue growth continues to be driven by strong sales in the Medical Segment, with the largest growth in emerging markets, including China and Latin America.

We continue to invest in research and development spending, geographic expansion, and new product promotions to drive further revenue and profit growth. Our ability to sustain our long-term growth will depend on a number of factors, including our ability to expand our core business (including geographical expansion), develop innovative new products with higher gross profit margins across our business segments, and continue to improve operating efficiency and organizational effectiveness. The healthcare industry continues to face a challenging economic environment. The current economic conditions and other circumstances have resulted in pricing pressures for some of our products. As mentioned above, our Biosciences segment continues to be impacted by an uncertain research spending environment and lack of overall demand for instruments and research reagents. In other areas of our U.S. business, healthcare utilization is stable but constrained. Additionally, uncertainty in Europe due to continued macroeconomic challenges has resulted in constrained healthcare utilization in that region.

In addition to the economic conditions in the United States and elsewhere, numerous other factors can affect our ability to achieve our goals including, without limitation, increased competition and healthcare reform initiatives. For example, the U.S. healthcare reform law contains certain tax provisions that will affect BD. The most significant impact is the medical device excise tax, which imposes a 2.3% tax on certain U.S. sales of medical devices, beginning in January 2013. We currently estimate that our fiscal 2013 excise tax (impacting only three quarters for fiscal year 2013) will be between $40 million to $50 million and will be recorded in selling and administrative expense.

Our financial position remains strong, with cash flows from operating activities totaling $1.7 billion in 2012. At September 30, 2012, we had $2.2 billion in cash and equivalents and short-term investments. Cash outflows relating to acquisitions included the purchase of KIESTRA Lab Automation BV (“KIESTRA”), a Netherlands-based company that manufactures and sells innovative lab automation solutions for the microbiology lab, for $51 million, net of cash acquired. The Company also paid $52 million, net of cash acquired, for Sirigen Group Limited (“Sirigen”), a developer of unique polymer dyes that are used in flow cytometry. Capital expenditures were $487 million in 2012 as we continue to invest in capacity across our segments to support future growth. In November 2011, we issued $500 million of 5-year 1.75% notes and $1 billion of 10-year 3.125% notes, as discussed further below. Also, we continued to return value to our shareholders in the form of share repurchases and dividends. During 2012, we repurchased $1.5 billion of our common stock and paid cash dividends of $368 million.

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

Divestiture

In April 2012, we signed a definitive agreement to sell Biosciences’ Discovery Labware unit, excluding its Advanced Bioprocessing platform. The results of operations associated with this disposal group have been reclassified as discontinued operations for all periods presented in the accompanying Consolidated Financial Statements of Income and Cash Flows and related disclosures. We completed the sale on October 31, 2012. Gross proceeds from the sale were approximately $728 million, subject to post-closing adjustments, and we expect to record a gain on the sale within discontinued operations in the first quarter of fiscal year 2013. See Note 10 in the Notes to Consolidated Financial Statements for additional discussion.

Results of Continuing Operations

Comparisons of income from continuing operations between 2012 and 2011 are affected by the following items that are reflected in our financial results:

•

During the fourth quarter of 2012, we recorded a pre-tax pension settlement charge of $20 million, or $0.06 diluted earnings per share from continuing operations, primarily associated with a non-cash charge due to lump sum benefit payments made from BD’s U.S. supplemental pension plan. The charge also included settlement losses associated with certain foreign pension plans. For further discussion refer to Note 8 to the consolidated financial statements contained in Item 8. Financial Statements and Supplementary Data.

•

During the fourth quarter of 2011, we recorded a pre-tax, non-cash charge of $9 million, or $0.03 diluted earnings per share from continuing operations, resulting from the discontinuance of a research program within the Diagnostic Systems unit.

Medical Segment

Medical revenues in 2012 of $4.1 billion increased 2.1% over 2011, which reflected an estimated impact of unfavorable foreign currency translation of 3.0%.

The following is a summary of Medical revenues by organizational unit:

	2012	2011	Total Change	Estimated Foreign Exchange Impact
	(Millions of dollars)
Medical Surgical Systems	$2,105	$2,082	1.1%	(2.5)%
Diabetes Care	911	866	5.2%	(2.3)%
Pharmaceutical Systems	1,074	1,059	1.4%	(4.8)%

Total Revenues*	$4,091	$4,007	2.1%	(3.0)%

*	Amounts may not add due to rounding.

Medical segment revenue growth, on a foreign currency-neutral basis, reflected solid growth in all units. Medical Surgical Systems revenue reflected solid growth of international safety-engineered product sales and growth from sales of the BD PhaSeal™ product resulting from the Carmel Pharma, AB (“Carmel”) acquisition that occurred in the fourth quarter of fiscal year 2011. Diabetes Care revenue growth reflected continued strong sales of pen needles, including sales of the BD Ultra-Fine™ Nano. Pharmaceutical Systems revenue reflected the continued strong demand from companies producing biotech drugs and certain heparin products. Global sales of safety-engineered products were $966 million, compared with $885 million in the prior year, and included an estimated $14 million unfavorable impact due to foreign currency translation.

Medical operating income in 2012 was $1.2 billion, or 28.4% of Medical revenues, as compared with $1.2 billion, or 29.5%, of revenues in 2011. Gross profit margin was lower in the current year than in 2011 primarily due to amortization of intangibles associated with the Carmel acquisition, unfavorable pricing impacts on certain product lines and the unfavorable impact of decreased sales of products which have higher gross margins. These unfavorable impacts on gross profit margin were partially offset by favorable foreign currency translation and lower manufacturing costs resulting from Project ReLoCo, a global, cross-functional business initiative to drive sustained low-cost capability, primarily benefitting Medical Surgical Systems. See further discussion on gross profit margin below. Selling and administrative expense as a percentage of Medical revenues in 2012 increased to 17.7% of revenues from 17.5% of revenues in 2011, primarily due to increased spending for expansion in emerging markets and higher expenses resulting from the Carmel acquisition as compared with the prior year’s period, partially offset by continued spending controls and favorable foreign currency translation. Research and development expenses in 2012 increased $11 million, or 8%, and reflected continued investment in the development of new products and platforms, including new diabetes care and closed system transfer devices.

Diagnostics Segment

Diagnostics revenues in 2012 of $2.5 billion increased 2.3% over 2011, which reflected an estimated impact of unfavorable foreign currency translation of 2.2%.

The following is a summary of Diagnostics revenues by organizational unit:

	2012	2011	Total Change	Estimated Foreign Exchange Impact
	(Millions of dollars)
Preanalytical Systems	$1,301	$1,278	1.8%	(2.5%)
Diagnostic Systems	1,237	1,203	2.9%	(1.8%)

Total Revenues*	$2,538	$2,480	2.3%	(2.2%)

*	Amounts may not add due to rounding.

Revenue growth in the Preanalytical Systems unit, on a foreign currency-neutral basis, was driven by sales of safety-engineered products. Sales of safety-engineered products grew 2% in the United States, driven by BD VacutainerTM Push Button Blood Collection Set sales, and 4% internationally, which included an estimated unfavorable foreign exchange impact of 5%. The Diagnostic Systems unit experienced growth in worldwide sales of its automated diagnostic platforms, including the molecular BD ProbeTecTM, BD ViperTM and BD AffirmTM systems, along with solid growth of its BD BACTECTM blood culture and TB systems and the BD PhoenixTM ID/AST platform and its SurePath products. Diagnostics revenues in 2012 also reflected a favorable comparison to the prior-year period due to new product launches and the KIESTRA acquisition.

Diagnostics operating income in 2012 was $653 million, or 25.7% of Diagnostics revenues, compared with $636 million, or 25.7% of revenues, in 2011. Gross profit margin in the Diagnostics segment was down as compared to the prior year and reflected unfavorable foreign currency translation, higher raw material costs, and the unfavorable impact of decreased sales of products which have higher gross margins. See further discussion on gross profit margin below. Selling and administrative expense as a percentage of Diagnostics revenues increased by 10 basis points in 2012 to 21.6%, primarily due to investments in emerging markets, partially offset by continued spending controls and favorable foreign currency translation. Research and development expense decreased $9 million, or 5% from 2011 reflecting a program termination in 2011. Current year R&D spending reflected our continued investment in the development of new products and platforms, including the BD MAX™ and new BD Viper™ platforms and menus.

Biosciences Segment

Biosciences revenues, which include the Cell Analysis unit and the Advanced Bioprocessing platform, of $1.1 billion in 2012 decreased 1.5% from 2011, and reflected an estimated impact of unfavorable foreign currency translation of 2.2%. Biosciences revenue growth, on a foreign currency-neutral basis, was primarily driven by instrument and reagent sales in emerging markets, partially offset by declines in the U.S. due to constrained research spending.

Biosciences operating income in 2012 was $262 million, or 24.2% of Biosciences revenues, compared with $278 million, or 25.4%, in 2011. The Segment’s operating income in 2012 reflected a lower gross profit margin than 2011 primarily due to the unfavorable impact of foreign currency translation and amortization of capitalized software as well as intangibles associated with the 2011 acquisition of Accuri Cytometers, Inc. (“Accuri”). The Segment’s gross profit margin was also unfavorably impacted by increases in certain raw material costs. See further discussion on gross profit margin below. Selling and administrative expense as a percentage of Biosciences revenues was 24.4% in 2012 as compared with 24.5% in 2011 and reflected continued spending controls partially offset by unfavorable foreign currency translation. Research and development spending was relatively flat to prior year and reflects spending on new products and platforms, including next generation cell sorters and analyzers.

Geographic Revenues

Revenues in the United States in 2012 of $3.3 billion increased 1%. Growth in U.S. Medical revenues reflected strong sales of Pharmaceutical Systems and Diabetes Care products, which were partially offset by pricing pressures for certain Medical Surgical Systems products. Diagnostic Systems revenue growth in the U.S. was unfavorably affected by an increasingly competitive market for microbiology products and weak sales from our GeneOhm™ healthcare-associated infections (“HAI”) platform, also due to a challenging competitive environment. Biosciences revenues in the U.S. declined in the current year compared with the prior year due to reduced research funding, as we continue to experience constrained demand for high-end instruments due to continued funding concerns in the pharmaceutical and biotech research markets as well as in the academic markets.

International revenues in 2012 of $4.4 billion increased 2%, which reflected an estimated impact of unfavorable foreign currency translation of 5%. International revenues for 2012 reflected growth from all segments, including growth attributable to emerging markets, as well as strong sales of safety-engineered products.

Gross Profit Margin

Gross profit margin was 51.3% in 2012, compared with 52.2% in 2011. The decrease in gross profit margin reflected the estimated net unfavorable impact of 70 basis points relating to operating performance, an estimated 10 basis points relating to unfavorable foreign currency translation and an estimated 10 basis points relating to pension settlements. Operating performance was adversely affected by an estimated 50 basis points due to the impact of decreased sales of products which have higher gross margins. Operating performance also reflected the estimated impacts of 50 basis points due to unfavorable pricing impacts on certain product lines as well as 20 basis points due to increases in certain raw material costs. Operating performance was also adversely impacted by approximately 10 basis points due to amortization of intangibles associated with recent acquisitions, approximately 20 basis points due to Biosciences software amortization and approximately 30 basis points due to other unfavorable one-time impacts. The unfavorable impacts on operating performance for the current year were partially offset by an estimated 80 basis points due to lower manufacturing costs from continuous improvement projects, such as Project ReLoCo, and lower pension costs. Operating performance was also favorably impacted by approximately 30 basis points due to the change in useful lives of certain machinery and equipment assets. See Note 2 to the consolidated financial statements contained in Item 8 for additional discussion.

Operating Expenses

Selling and administrative expense in 2012 was $1.9 billion, or 25% of revenues, compared with $1.8 billion, or 24% of revenues in 2011. Aggregate expenses for 2012 reflected an increase in core spending of $105 million, primarily relating to expansion of our business in emerging markets, transactions costs relating to the KIESTRA acquisition and higher expenses resulting from the Carmel and KIESTRA acquisitions. Aggregate expenses for the current year also included increased spending of $23 million related to our global enterprise resource planning initiative to update our business information systems and $8 million related to pension settlements. Additionally, aggregate expenses in the current year included a $16 million increase in the deferred compensation plan liability, as further discussed below. These increases were partially offset by favorable foreign currency translation of $41 million and lower pension expense of $11 million.

Research and development (“R&D”) expense in 2012 was $472 million, or 6.1% of revenues, compared with $470 million, or 6.2% of revenues, in 2011. The increase in R&D expenditures includes spending for new products and platforms in each of our segments, as previously discussed. Current year expense also includes $2 million associated with pension settlements. R&D expense in 2011 included a non-cash impairment charge of $9 million resulting from the discontinuance of a research program within the Diagnostic Systems unit.

Non-Operating Expense and Income

Interest expense in 2012 was $135 million, compared with $84 million in 2011. The increase reflected higher levels of long-term fixed-rate debt, partially offset by lower average interest rates on this debt, as well as a reduction in the amount of capitalized interest. The reduction in capitalized interest was attributable to a lower average interest rate on the overall debt portfolio. Interest income was $50 million in 2012, compared with $43 million in 2011. The increase was largely the result of investment gains on assets related to our deferred compensation plan, offset partially by the impact of lower interest rates and lower investment levels in certain non-U.S. locations. The offsetting movements in the deferred compensation plan liability were recorded in selling and administrative expenses.

Income Taxes

The effective tax rate in 2012 of 24.6% was lower compared with the 2011 rate of 25.8%. The 2012 rate reflected the favorable impact of various tax settlements in multiple jurisdictions, while 2011 reflected the favorable impact due to the timing of certain tax benefits resulting from the retroactive extension of the U.S. research tax credit and a European restructuring transaction.

Income and Diluted Earnings per Share from Continuing Operations

Income from continuing operations and diluted earnings per share from continuing operations in 2012 were $1.1 billion and $5.30, respectively. The charge related to pension settlements decreased income from continuing operations in 2012 by $13 million, or $0.06 per share. Earnings in 2012 also reflected an estimated overall net unfavorable impact of foreign currency fluctuations of $0.21 per share. Income from continuing operations and diluted earnings per share from continuing operations in 2011 were $1.2 billion and $5.31, respectively. The charge related to the discontinuance of a research program decreased income from continuing operations in 2011 by $6 million, or $0.03 per share.

Financial Instrument Market Risk

We selectively use financial instruments to manage market risk, primarily foreign currency exchange risk and interest rate risk relating to our ongoing business operations. The counterparties to these contracts are highly rated financial institutions. We do not enter into financial instruments for trading or speculative purposes.

Foreign Exchange Risk

BD and its subsidiaries transact business in various foreign currencies throughout Europe, Asia Pacific, Canada, Japan and Latin America. We face foreign currency exposure from the effect of fluctuating exchange rates on payables and receivables relating to transactions that are denominated in currencies other than our functional currency. These payables and receivables primarily arise from intercompany transactions. We hedge substantially all such exposures, primarily through the use of forward contracts. We also face currency exposure that arises from translating the results of our worldwide operations, including sales, to the U.S. dollar at exchange rates that have fluctuated from the beginning of a reporting period. From time to time, we purchase forward contracts and options to hedge certain forecasted sales that are denominated in foreign currencies in order to partially protect against a reduction in the value of future sales resulting from adverse foreign exchange rate movements. Gains or losses on our derivative instruments are largely offset by the gains or losses on the underlying hedged transactions. We did not enter into contracts to hedge cash flows in fiscal year 2012.

Derivative financial instruments are recorded on our balance sheet at fair value. For foreign currency derivatives, market risk is determined by calculating the impact on fair value of an assumed change in foreign exchange rates relative to the U.S. dollar. Fair values were estimated based upon observable inputs, specifically spot currency rates and foreign currency prices for similar assets and liabilities. With respect to the derivative instruments outstanding at September 30, 2012, a 10% appreciation of the U.S. dollar over a one-year period would decrease pre-tax earnings by $8 million, while a 10% depreciation of the U.S. dollar would increase pre-tax earnings by $8 million. Comparatively, considering our derivative instruments outstanding at September 30, 2011, a 10% appreciation of the U.S. dollar over a one-year period would have decreased pre-tax earnings by $23 million, while a 10% depreciation of the U.S. dollar would have increased pre-tax earnings by $23 million. These calculations do not reflect the impact of exchange gains or losses on the underlying transactions that would substantially offset the results of the derivative instruments.

Interest Rate Risk

Our primary interest rate exposure results from changes in short-term U.S. dollar interest rates. Our debt and interest-bearing investments at September 30, 2012 are substantially all U.S. dollar-denominated. Therefore, transaction and translation exposure relating to such instruments is minimal. When managing interest rate exposures, we strive to achieve an appropriate balance between fixed and floating rate instruments. We may enter into interest rate swaps to help maintain this balance and manage debt and interest-bearing investments in tandem, since these items have an offsetting impact on interest rate exposure. For interest rate derivative instruments, fair values are provided by the financial institutions that are counterparties to these arrangements. Market risk for these instruments is determined by calculating the impact to fair value of an assumed change in interest rates across all maturities. A change in interest rates on short-term debt and interest-bearing investments impacts our earnings and cash flow, but not the fair value of these instruments because of their limited duration. A change in interest rates on long-term debt is assumed to impact the fair value of the debt, but not our earnings or cash flow because the interest on such obligations is fixed. Based on our overall interest rate exposure at September 30, 2012 and 2011, a change of 10% in interest rates would not have a material effect on our earnings or cash flows over a one-year period. An increase of 10% in interest rates would decrease the aggregate fair value of our long-term debt and related fair value hedges at September 30, 2012 and 2011 by approximately $109 million and $90 million, respectively. A 10% decrease in interest rates would increase the aggregate fair value of these same financial instruments at September 30, 2012 and 2011 by approximately $115 million and $96 million, respectively.

Liquidity and Capital Resources

Net Cash Flows from Continuing Operating Activities

Net cash provided by continuing operating activities in 2012 was $1.7 billion, compared with $1.6 billion in 2011. The current year change in operating assets and liabilities resulted in a net use of cash and primarily reflected higher levels of inventory and accounts receivables, substantially offset by lower levels of prepaid expenses. Net cash provided by continuing operating activities in 2012 was reduced by changes in the pension obligation resulting primarily from a discretionary cash contribution of $100 million. An additional discretionary contribution of $100 million was made to the U.S. pension plan in October 2012.

Net Cash Flows from Continuing Investing Activities

Capital Expenditures

Our investments in capital expenditures are focused on projects that enhance our cost structure and manufacturing capabilities, and support our strategy of geographic expansion with select investments in growing markets. Capital expenditures were $487 million in 2012, compared with $509 million in 2011. Capital spending for the Medical, Diagnostics and Biosciences segments in 2012 was $363 million, $101 million and $14 million, respectively, and related primarily to manufacturing capacity expansions.

Acquisitions of Businesses

Cash outflows relating to acquisitions of $103 million in 2012 were comprised of $51 million relating to the KIESTRA acquisition and $52 million associated with the acquisition of Sirigen. Acquisitions of businesses of $492 million in 2011 were comprised of $287 million associated with Carmel and $205 million relating to Accuri. For further discussion, refer to Note 9 in the notes to consolidated financial statements contained in Item 8, Financial Statements and Supplementary Data. On June 29, 2012, the Company entered into a definitive agreement to acquire Safety Syringes, Inc., a privately held California-based company that specializes in the development of anti-needlestick devices for prefilled syringes. The acquisition, which is subject to the satisfaction of customary closing conditions, including regulatory approvals, is expected to close by the end of the Company’s first fiscal quarter of 2013.

Net Cash Flows from Continuing Financing Activities

Debt Issuances and Payments of Obligations

On November 3, 2011, we issued $500 million of 5-year 1.75% Notes and $1 billion of 10-year 3.125% Notes. Short-term debt increased to 9.7% of total debt at the end of 2012, from 8.6% at the end of 2011. Floating rate debt was 9.7% of total debt at the end of 2012 and 16% at the end of 2011. Our weighted average cost of total debt at the end of 2012 was 3.7%, down from 4.9% at the end of 2011. Debt-to-capitalization (ratio of total debt to the sum of total debt, shareholders’ equity and net non-current deferred income tax liabilities) at September 30, 2012 was 49.7% compared with 35.8% at September 30, 2011.

Repurchase of Common Stock

We repurchased approximately 19.9 million shares of our common stock for $1.5 billion in 2012 and 18.4 million shares for $1.5 billion in 2011. A total of approximately 8.2 million common shares remain available for purchase at September 30, 2012 under the Board of Directors’ July 2011 repurchase authorization. We plan on share repurchases of approximately $500 million in 2013, subject to market conditions.

Cash and Short-term Investments

At September 30, 2012, total worldwide cash and short-term investments were $2.18 billion, of which $1.75 billion was held in jurisdictions outside of the United States. We regularly review the amount of cash and short-term investments held outside the United States and currently intend to use most of such amounts to fund our international operations and their growth initiatives. However, if these amounts were moved out of these jurisdictions or repatriated to the United States, there could be tax consequences.

Government Receivables

Accounts receivable balances include sales to government-owned or government-supported healthcare facilities in several countries, which are subject to delays. Payment is dependent upon the financial stability and creditworthiness of those countries’ national economies. Deteriorating credit and economic conditions in parts of Western Europe, particularly in Italy and Spain, may continue to increase the average length of time it takes us to collect our accounts receivable in certain regions within these countries. Outstanding governmental receivable balances, net of reserves, in Italy and Spain at September 30, 2012 were $71 million and $43 million, respectively.

We continually evaluate all governmental receivables for potential collection risks associated with the availability of government funding and reimbursement practices. We believe the current reserves related to all governmental receivables are adequate and that this concentration of credit risk will not have a material adverse impact on our financial position or liquidity.

Credit Facilities

We have in place a commercial paper borrowing program that is available to meet our short-term financing needs, including working capital requirements. Borrowings outstanding under this program were $200 million at

September 30, 2012. During the third quarter, we established a $1 billion syndicated credit facility with an expiration date of May 2017, replacing a $1 billion facility due to expire in December 2012. This new credit facility, under which there were no borrowings outstanding at September 30, 2012, provides backup support for our commercial paper program and can also be used for other general corporate purposes. It includes a provision that enables BD, subject to additional commitments made by the lenders, to access up to an additional $500 million in financing through the facility, for a maximum aggregate commitment of $1.5 billion. The credit facility includes a single financial covenant that requires BD to maintain an interest expense coverage ratio (ratio of earnings before income taxes, depreciation and amortization to interest expense) of not less than 5-to-1 for the most recent four consecutive fiscal quarters. On the last eight measurement dates, this ratio has ranged from 13-to-1 to 26-to-1. In addition, we have informal lines of credit outside the United States.

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

BD’s credit ratings at September 30, 2012, which reflect an action by Moody’s on September 12, 2012, that placed our ratings under review for downgrade, were as follows:

	Standard & Poor’s	Moody’s
Ratings:
Senior Unsecured Debt	A+	A2
Commercial Paper	A-1+	P-1
Outlook	Stable	Under review for downgrade

On October 3, 2012, Moody’s downgraded BD’s Senior Unsecured Debt rating to A3 and lowered its Commercial Paper rating to Prime-2, while changing its outlook to “Stable”.

While further deterioration in our credit ratings would increase the costs associated with maintaining and borrowing under our existing credit arrangements, such a downgrade would not affect our ability to draw on these credit facilities, nor would it result in an acceleration of the scheduled maturities of any outstanding debt. We believe that given our debt ratings, our conservative financial management policies, our ability to generate cash flow and the non-cyclical, geographically diversified nature of our businesses, we would have access to additional short-term and long-term capital should the need arise.

Contractual Obligations

In the normal course of business, we enter into contracts and commitments that obligate us to make payments in the future. The table below sets forth BD’s significant contractual obligations and related scheduled payments:

	Total	2013	2014 to 2015	2016 to 2017	2018 and Thereafter
	(Millions of dollars)
Short-term debt	$406	$406	$—	$—	$—
Long-term debt(A)	5,683	150	301	793	4,439
Operating leases	211	50	78	49	34
Purchase obligations(B)	506	295	155	56	—
Unrecognized tax benefits(C)	—	—	—	—	—

Total (D)	$6,806	$901	$534	$898	$4,473

(A)	Long-term debt obligations include expected principal and interest obligations.

(B)	Purchase obligations are for purchases made in the normal course of business to meet operational and capital requirements.

(C)	Unrecognized tax benefits at September 30, 2012 of $123 million were all long-term in nature. Due to the uncertainty related to the timing of the reversal of these tax positions, the related liability has been excluded from the table.

(D)	Required funding obligations for 2013 relating to pension and other postretirement benefit plans are not expected to be material. In October 2012, a discretionary cash contribution of $100 million was made to the U.S. pension plan.

2011 Compared With 2010

Results of Continuing Operations

Comparisons of income from continuing operations between 2011 and 2010 are affected by the following items that are reflected in our financial results:

•

During the fourth quarter of 2011, we recorded a pre-tax non-cash charge of $9 million, or $0.03 diluted earnings per share from continuing operations, resulting from the discontinuance of a research program within the Diagnostics Systems unit.

•

During the second quarter of 2010, we recorded a non-cash charge of $9 million, or $0.04 diluted earnings per share from continuing operations, related to the elimination of the employer deduction of the Medicare Part D retiree drug subsidy under the U.S. healthcare reform law.

Medical Segment

Medical revenues in 2011 of $4.0 billion increased 5.6% over 2010, which reflected an estimated impact of favorable foreign currency translation of 3.3%.

The following is a summary of Medical revenues by organizational unit:

	2011	2010	Total Change	Estimated Foreign Exchange Impact
	(Millions of dollars)
Medical Surgical Systems	$2,082	$2,010	3.6%	3.2%
Diabetes Care	866	786	10.3%	3.5%
Pharmaceutical Systems	1,059	1,001	5.8%	3.4%

Total Revenues*	$4,007	$3,796	5.6%	3.3%

*	Amounts may not add due to rounding.

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

Medical operating income in 2011 was $1.2 billion, or 29.5% of Medical revenues, as compared with $1.1 billion, or 29.5% of revenues, in 2010. Gross profit margin was higher in the current year than 2010 due to increased sales of products with relatively high gross margins as well as continued manufacturing productivity and lower manufacturing start-up costs. These favorable impacts on gross profit margin were partially offset by increases in certain raw material costs and higher pension costs allocated to the Segment. See further discussion on gross profit margin below. Selling and administrative expense as a percentage of Medical revenues in 2011 increased to 17.5% of revenues from 17.3% of revenues in 2010, primarily due to the acquisition of Carmel and unfavorable foreign currency translation, partially offset by continued spending controls. Research and development expenses in 2011 increased $17 million, or 13%, and reflected continued investment in the development of new products and platforms, including new infusion therapy products and new pen needle introductions.

Diagnostics Segment

Diagnostics revenues in 2011 of $2.5 billion increased 7.0% over 2010, which reflected an estimated impact of favorable foreign currency translation of 3.1%.

The following is a summary of Diagnostics revenues by organizational unit:

	2011	2010	Total Change	Estimated Foreign Exchange Impact
	(Millions of dollars)
Preanalytical Systems	$1,278	$1,198	6.7%	3.0%
Diagnostic Systems	1,203	1,121	7.3%	3.1%

Total Revenues*	$2,480	$2,319	7.0%	3.1%

*	Amounts may not add due to rounding.

Revenue growth in the Preanalytical Systems unit was driven by sales of safety-engineered products. Sales of safety-engineered products grew 3% in the United States, driven by BD VacutainerTM Push Button Blood Collection Set sales, and 15% internationally, which included an estimated favorable foreign exchange impact of 7%. The Diagnostic Systems unit experienced growth in worldwide sales of its automated diagnostic platforms, including the molecular BD ProbeTecTM, BD ViperTM and BD AffirmTM systems, along with solid growth of its BD BACTECTM blood culture and TB systems and the BD PhoenixTM ID/AST platform and its HAI product offerings. Diagnostics revenues in 2011 also reflected an unfavorable comparison to the prior-year period that included strong sales related to the flu pandemic in 2010. We estimate that this unfavorable comparison negatively impacted Diagnostics’ revenue growth rate by approximately 0.6 percentage points.

Diagnostics operating income in 2011 was $636 million, or 25.7% of Diagnostics revenues, compared with $607 million, or 26.2% of revenues, in 2010. Gross profit margin in the Diagnostics segment was relatively flat as compared to the prior year and reflected favorable foreign currency translation, offset by higher raw material costs, primarily resin. See further discussion on gross profit margin below. Selling and administrative expense as a percentage of Diagnostics revenues increased by 30 basis points in 2011 to 21.5%, primarily due to investments in emerging markets and unfavorable foreign currency translation, partially offset by continued spending controls. Research and development expense increased $13 million, or 9% over 2010, and reflected continued investment in the development of new products and platforms, including the BD MAX™ and new BD Viper™ platforms and menus.

Biosciences Segment

Biosciences revenues in 2011 of $1.1 billion increased 8.6%, over 2010, which reflected an estimated impact of favorable foreign currency translation of 3.5%.

Biosciences revenue growth was primarily driven by instrument and reagent sales. Revenue growth in 2011 was also negatively impacted by approximately 3.6 percentage points due to an unfavorable comparison to 2010, which included strong sales from U.S. stimulus spending and supplemental spending in Japan.

Biosciences operating income in 2011 was $278 million, or 25.4% of Biosciences revenues, compared with $260 million, or 25.7%, in 2010. The Segment’s operating income in 2011 reflected a higher gross profit margin than 2010 primarily due to the favorable impact of foreign currency translation and higher margins on service revenue. These favorable variances from the prior year were partially offset by amortization of intangibles associated with the acquisition of Accuri and increases in certain raw material costs. See further discussion on gross profit margin below. Selling and administrative expense was 24.5% in 2011 as compared with 24.3% in 2010 and reflected unfavorable foreign currency translation, partially offset by continued spending controls. Research and development spending increased $13 million, or 14%, and reflected spending on new products and platforms, including the BD FACS Verse™ Analyzer and other next generation cell sorters and analyzers.

Geographic Revenues

Revenues in the United States in 2011 of $3.2 billion increased 2%. U.S. revenue growth was negatively impacted by approximately 2.4 percentage points due to an unfavorable comparison to 2010, which included strong sales related to the flu pandemic and stimulus spending. The Medical segment experienced strong sales of Pharmaceutical Systems products in the U.S. Diagnostics revenue growth was driven by solid growth in infectious disease and molecular diagnostic platforms.

International revenues in 2011 of $4.3 billion increased 10%, which reflected an estimated impact of favorable foreign currency translation of 5.8%. Overall, international growth was driven by sales in emerging markets, with especially strong performance in Asia Pacific and Latin America, which was partially offset by slower growth in Western Europe. International revenue growth was negatively impacted by about 1.5 percentage points due to an unfavorable comparison to 2010, which included strong sales related to the H1N1 flu pandemic and supplemental spending in Japan. Revenue growth in the Medical Segment was driven by strong sales of safety-engineered products. Diagnostic revenue growth reflected solid growth of Women’s Health and Cancer products within the Diagnostic Systems unit, as governments are expanding programs for cervical cancer screening in developing markets. Biosciences revenue growth was driven by instrument and reagent sales, primarily in emerging markets.

Gross Profit Margin

Gross profit margin was 52.2% in 2011, compared with 51.9% in 2010. Gross profit margin in 2011 reflected estimated favorable impacts of 20 basis points relating to foreign currency translation and 20 basis points relating to operating performance. The favorable impact from operating performance resulted from increased sales of products with relatively higher gross margins, increased productivity and lower manufacturing start-up costs, which were partially offset by increases in resin and other raw material costs and higher pension costs. Gross profit margin in 2011 was also unfavorably impacted by 10 basis points as a result of the amortization of intangibles associated with the Accuri acquisition.

Operating Expenses

Selling and administrative expense in 2011 of $1.8 billion, or 24.0% of revenues, increased $133 million, or 8%, compared with $1.7 billion, or 23.7% of revenues, in 2010. Aggregate expenses reflected $46 million of unfavorable foreign exchange and increases in core spending of $55 million, reflecting funding to expand our business in emerging markets and higher shipping costs. Aggregate expenses also reflected a $6 million charge to bad debt expense related to European receivables, increased pension costs of $13 million and higher acquisition-related expenses of $6 million. Aggregate expenses for the year also included increased spending of $14 million related to our global enterprise resource planning initiative to update our business information systems. These increases were partially offset by a $7 million decrease in the deferred compensation plan liability, as further discussed below.

Research and development (“R&D”) expense in 2011 was $470 million, or 6.2% of revenues, compared with $423 million, or 5.9% of revenues, in 2010. The increase in R&D expenditures includes spending for new products and platforms in each of our segments, as previously discussed. R&D expense also included a non-cash impairment charge of $9 million in 2011 resulting from the discontinuance of a research program within the Diagnostic Systems unit.

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

Income Taxes

The effective tax rate in 2011 of 25.8% was lower compared with the 2010 rate of 28.8% and reflected a favorable impact of 1.4 percentage points due to certain tax benefits. These benefits resulted from the retroactive extension of the U.S. research tax credit as well as a European restructuring transaction. In addition, the 2010 rate was unfavorably impacted by 0.6 percentage points from the expiration of the R&D tax credit, and by 0.5 percentage points from the non-cash charge related to healthcare reform impacting Medicare Part D reimbursements.

Income and Diluted Earnings per Share from Continuing Operations

Income from continuing operations and diluted earnings per share from continuing operations in 2011 were $1.2 billion and $5.31, respectively. The charge related to the discontinuance of a research program decreased income from continuing operations in 2011 by $6 million, or $0.03 per share. Earnings in 2011 also reflected an overall net favorable impact of foreign currency fluctuations of $0.28 per share. Income from continuing operations and diluted earnings per share from continuing operations in 2010 were $1.1 billion and $4.64, respectively. The charge related to healthcare reform decreased income from continuing operations in 2010 by $9 million, or $0.04 per share.

Liquidity and Capital Resources

Net Cash Flows from Continuing Operating Activities

Net cash provided by continuing operating activities in 2011 was $1.6 billion, unchanged from 2010. The change in operating assets and liabilities resulted from a net use of cash and primarily reflected higher levels of inventory and prepaid expenses. Net cash provided by continuing operating activities in 2010 was reduced by discretionary cash contributions to the U.S. pension plan of $175 million.

Net Cash Flows from Continuing Investing Activities

Capital Expenditures

Capital expenditures were $509 million in 2011, compared with $531 million in 2010. Capital spending for the Medical, Diagnostics and Biosciences segments in 2011 was $367 million, $93 million and $31 million, respectively, and related primarily to manufacturing capacity expansions.

Acquisitions of Businesses

Cash outflows relating to acquisitions of $492 million in 2011 were comprised of $287 million associated with the acquisition of Carmel and $205 million associated with the acquisition of Accuri. Cash outflows relating to acquisitions of $281 million in 2010 primarily related to $275 million associated with the acquisition of HandyLab, Inc. For further discussion, refer to Note 9 to the consolidated financial statements contained in Item 8, Financial Statements and Supplementary Data.

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

Net Cash Flows from Continuing Financing Activities

Debt Issuances and Payments of Obligations

On November 8, 2010, we issued $700 million of 10-year 3.25% Notes and $300 million of 30-year 5.00% Notes. Short-term debt decreased to 8.6% of total debt at the end of 2011, from 12% at the end of 2010. Floating rate debt was 16% of total debt at the end of 2011 and 24% at the end of 2010. Our weighted average cost of total debt at the end of 2011 was 4.9%, up from 4.6% at the end of 2010. Debt-to-capitalization (ratio of total debt to the sum of total debt, shareholders’ equity and net non-current deferred income tax liabilities) at September 30, 2011 was 35.8%, compared with 23.7% at September 30, 2010.

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

We assess goodwill for impairment at the reporting unit level, which is defined as an operating segment or one level below an operating segment, referred to as a component. Our reporting units generally represent one level below reporting segments and we aggregate components within an operating segment that have similar economic characteristics. Potential impairment of goodwill is identified by comparing the fair value of a reporting unit with its carrying value. Our annual goodwill impairment test for 2012 did not result in any impairment charges, as the fair value of each reporting unit exceeded its carrying value.

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

BD has reviewed its needs in the U.S. for possible repatriation of undistributed earnings of its foreign subsidiaries and, with exception for certain countries, continues to invest foreign subsidiaries earnings outside of the U.S. to fund foreign investments or meet foreign working capital and property, plant and equipment expenditure needs. Deferred taxes are not provided on undistributed earnings of foreign subsidiaries that are indefinitely reinvested. At September 30, 2012, the cumulative amount of such undistributed earnings indefinitely reinvested outside the United States was $4.4 billion. The determination of the amount of the unrecognized deferred tax liability related to the undistributed earnings is not practicable because of the complexities associated with its hypothetical calculation.

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

The discount rate is selected each year based on investment grade bonds and other factors as of the measurement date (September 30). For the U.S. pension plan, we will use a discount rate of 3.9% for 2013, which was based on an actuarially-determined, company-specific yield curve. The rate selected is used to measure liabilities as of the measurement date and for calculating the following year’s pension expense. The expected long-term rate of return on plan assets assumption, although reviewed each year, changes less frequently due to the long-term nature of the assumption. This assumption does not impact the measurement of assets or liabilities as of the measurement date; rather, it is used only in the calculation of pension expense. To determine the expected long-term rate of return on pension plan assets, we consider many factors, including our historical assumptions compared with actual results; benchmark data; expected returns on various plan asset classes, as well as current and expected asset allocations. We will use a long-term expected rate of return on plan assets assumption of 7.75% for the U.S. pension plan in 2013. We believe our discount rate and expected long-term rate of return on plan assets assumptions are appropriate based upon the above factors.

Sensitivity to changes in key assumptions for our U.S. pension and other postretirement plans are as follows:

•

Discount rate — A change of plus (minus) 25 basis points, with other assumptions held constant, would have an estimated $5 million favorable (unfavorable) impact on the total U.S. net pension and other postretirement benefit plan cost.

•

Expected return on plan assets — A change of plus (minus) 25 basis points, with other assumptions held constant, would have an estimated $3 million favorable (unfavorable) impact on U.S. pension plan cost.

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

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Act of 1934. Management conducted an assessment of the effectiveness of internal control over financial reporting based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment and those criteria, management concluded that internal control over financial reporting was effective as of September 30, 2012.

The financial statements and internal control over financial reporting have been audited by Ernst & Young LLP, an independent registered public accounting firm. Ernst & Young’s reports with respect to fairness of the presentation of the financial statements, and the effectiveness of internal control over financial reporting, are included herein.

Vincent A. Forlenza	Suketu Upadhyay
Chairman, Chief Executive Officer and	Acting Chief Financial Officer, Senior
President	Vice President and Controller

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of

Becton, Dickinson and Company

We have audited the accompanying consolidated balance sheets of Becton, Dickinson and Company as of September 30, 2012 and 2011, and the related consolidated statements of income, comprehensive income, and cash flows for each of the three years in the period ended September 30, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Becton, Dickinson and Company at September 30, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 2012, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Becton, Dickinson and Company’s internal control over financial reporting as of September 30, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 21, 2012 expressed an unqualified opinion thereon.

/S/ ERNST & YOUNG LLP

New York, New York

November 21, 2012

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of

Becton, Dickinson and Company

We have audited Becton, Dickinson and Company’s internal control over financial reporting as of September 30, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Becton, Dickinson and Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Becton, Dickinson and Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Becton, Dickinson and Company as of September 30, 2012 and 2011, and the related consolidated statements of income, comprehensive income, and cash flows for each of the three years in the period ended September 30, 2012 of Becton, Dickinson and Company, and our report dated November 21, 2012 expressed an unqualified opinion thereon.

/S/ ERNST & YOUNG LLP

New York, New York

November 21, 2012

Becton, Dickinson and Company

Consolidated Statements of Income

	Years Ended September 30
	2012	2011	2010
	Thousands of dollars, except per share amounts
Operations
Revenues	$7,708,382	$7,584,037	$7,124,385
Cost of products sold	3,755,388	3,625,122	3,428,308
Selling and administrative expense	1,923,354	1,823,537	1,690,932
Research and development expense	471,755	469,517	422,767

Total Operating Costs and Expenses	6,150,497	5,918,176	5,542,007

Operating Income	1,557,885	1,665,861	1,582,378
Interest expense	(134,658)	(84,019)	(51,263)
Interest income	50,333	43,209	35,129
Other (expense) income, net	(1,152)	(7,164)	497

Income From Continuing Operations
Before Income Taxes	1,472,408	1,617,887	1,566,741
Income tax provision	362,880	417,004	451,897

Income from Continuing Operations	1,109,528	1,200,883	1,114,844

Income from Discontinued Operations
Net of income tax provision of $31,268, $35,199 and $73,626	60,399	70,111	202,766

Net Income	$1,169,927	$1,270,994	$1,317,610

Basic Earnings per Share
Income from Continuing Operations	$5.40	$5.43	$4.76
Income from Discontinued Operations	$0.29	$0.32	$0.87

Basic Earnings per Share (A)	$5.69	$5.75	$5.62

Diluted Earnings per Share
Income from Continuing Operations	$5.30	$5.31	$4.64
Income from Discontinued Operations	$0.29	$0.31	$0.84

Diluted Earnings per Share (A)	$5.59	$5.62	$5.49

(A)	Total per share amounts may not add due to rounding.

See notes to consolidated financial statements

Becton, Dickinson and Company

Consolidated Statements of Comprehensive Income

	Years Ended September 30
	2012	2011	2010
	Thousands of dollars
Net Income	$1,169,927	$1,270,994	$1,317,610

Other Comprehensive (Loss) Income, Net of Tax
Foreign currency translation adjustments	(18,435)	(117,083)	330
Defined benefit pension and postretirement plans	(118,115)	(62,228)	(130,461)
Unrealized gain on investments, net of amounts recognized	26	420	—
Unrealized gains (losses) on cash flow hedges, net of amounts realized	4,713	(33,200)	44,884

Other Comprehensive Loss, Net of Tax	(131,811)	(212,091)	(85,247)

Comprehensive Income	$1,038,116	$1,058,903	$1,232,363

See notes to consolidated financial statements

Becton, Dickinson and Company

Consolidated Balance Sheets

	September 30
	2012	2011
	Thousands of dollars, except per share amounts and numbers of shares
ASSETS
Current Assets
Cash and equivalents	$1,671,165	$1,175,282
Short-term investments	509,566	388,031
Trade receivables, net	1,249,549	1,228,637
Inventories	1,240,679	1,244,972
Prepaid expenses, deferred taxes and other	515,255	631,409
Assets held for sale	135,857	—

Total Current Assets	5,322,071	4,668,331
Property, Plant and Equipment, Net	3,303,928	3,211,197
Goodwill	1,076,077	991,121
Core and Developed Technology, Net	511,674	380,899
Other Intangibles, Net	301,010	417,636
Capitalized Software, Net	346,182	316,634
Other	499,967	444,610

Total Assets	$11,360,909	$10,430,428

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Short-term debt	$405,142	$234,932
Accounts payable	350,455	304,836
Accrued expenses	740,636	795,224
Salaries, wages and related items	477,940	477,198
Income taxes	3,882	11,038

Total Current Liabilities	1,978,055	1,823,228
Long-Term Debt	3,761,112	2,484,665
Long-Term Employee Benefit Obligations	1,224,148	1,068,483
Deferred Income Taxes and Other	261,705	225,877
Commitments and Contingencies	—	—
Shareholders’ Equity
Common stock — $1 par value: authorized — 640,000,000 shares; issued —332,662,160 shares in 2012 and 2011	332,662	332,662
Capital in excess of par value	1,920,035	1,793,160
Retained earnings	10,435,378	9,633,584
Deferred compensation	18,917	18,875
Common stock in treasury — at cost — 135,751,039 shares in 2012 and 117,844,159 shares in 2011	(7,769,292)	(6,280,106)
Accumulated other comprehensive loss	(801,811)	(670,000)

Total Shareholders’ Equity	4,135,889	4,828,175

Total Liabilities and Shareholders’ Equity	$11,360,909	$10,430,428

See notes to consolidated financial statements

Becton, Dickinson and Company

Consolidated Statements of Cash Flows

	Years Ended September 30
	2012	2011	2010
	Thousands of dollars
Operating Activities
Net income	$1,169,927	$1,270,994	$1,317,610
Less: Income from discontinued operations, net	60,399	70,111	202,766

Income from continuing operations, net	1,109,528	1,200,883	1,114,844
Adjustments to income from continuing operations to derive net cash provided by continuing operating activities, net of amounts acquired:
Depreciation and amortization	510,938	493,768	491,416
Share-based compensation	89,045	73,363	79,374
Deferred income taxes	22,147	30,047	28,055
Change in operating assets and liabilities:
Trade receivables, net	(30,069)	(26,515)	(73,933)
Inventories	(92,413)	(116,776)	(116,841)
Prepaid expenses, deferred taxes and other	101,863	(238,777)	(33,936)
Accounts payable, income taxes and other liabilities	17,142	128,627	155,995
Pension obligation	(38,428)	80,837	(102,967)
Other, net	3,611	12,611	44,852

Net Cash Provided by Continuing Operating Activities	1,693,364	1,638,068	1,586,859

Investing Activities
Capital expenditures	(487,430)	(508,817)	(530,969)
Capitalized software	(66,214)	(89,872)	(95,159)
Change in short-term investments	(137,855)	120,445	34,550
Sales of long-term investments	—	1,144	963
Acquisitions of businesses, net of cash acquired	(103,424)	(492,081)	(281,367)
Divestiture of businesses	—	—	259,990
Other, net	(99,206)	(63,588)	(81,636)

Net Cash Used for Continuing Investing Activities	(894,129)	(1,032,769)	(693,628)

Financing Activities
Change in short-term debt	1,595	34,251	(200,193)
Proceeds from long-term debt	1,488,285	991,265	—
Payments of debt	(42,346)	(35)	(76)
Repurchase of common stock	(1,500,000)	(1,500,001)	(750,000)
Issuance of common stock and other, net	35,051	84,148	50,093
Excess tax benefit from payments under share-based compensation plans	14,854	37,189	23,202
Dividends paid	(367,611)	(361,199)	(345,713)

Net Cash Used for Continuing Financing Activities	(370,172)	(714,382)	(1,222,687)

Discontinued Operations:
Net cash provided by operating activities	66,864	77,932	157,409
Net cash used for investing activities	(5,983)	(6,741)	(11,998)

Net Cash Provided by Discontinued Operations	60,881	71,191	145,411

Effect of exchange rate changes on cash and equivalents	5,939	(2,815)	5,790

Net Increase (Decrease) in Cash and Equivalents	495,883	(40,707)	(178,255)
Opening Cash and Equivalents	1,175,282	1,215,989	1,394,244

Closing Cash and Equivalents	$1,671,165	$1,175,282	$1,215,989

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

Property, Plant and Equipment

Property, plant and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization are principally provided on the straight-line basis over estimated useful lives, which range from 20 to 45 years for buildings, four to 13 years for machinery and equipment and one to 12 years for leasehold improvements. Depreciation and amortization expense was $321,294, $339,707 and $338,178 in fiscal years 2012, 2011 and 2010, respectively.

Goodwill and Other Intangible Assets

Goodwill, core and developed technology, and in-process research and development assets arise from acquisitions. Goodwill is reviewed at least annually for impairment. Goodwill is quantitatively assessed for impairment at the reporting unit level, which is defined as an operating segment or one level below an operating segment, referred to as a component. The Company’s reporting units generally represent one level below reporting segments, and components within an operating segment that have similar economic characteristics are aggregated. Potential impairment of goodwill is identified by comparing the fair value of a reporting unit, estimated using an income approach, with its carrying value. The annual impairment review performed in fiscal year 2012 indicated that all identified reporting units’ fair values exceeded their respective carrying values.

The review for impairment of in-process research and development assets compares the fair value of the technology or project assets, estimated using an income approach, with their carrying value. In-process research and development assets are considered indefinite-lived assets until projects are completed or abandoned, and these assets are reviewed at least annually for impairment. Core and developed technology assets are generally amortized over periods ranging from 15 to 20 years, using the straight-line method, and are periodically reviewed for impairment when impairment indicators are present.

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

Becton, Dickinson and Company

Notes to Consolidated Financial Statements — (Continued)

value. Other intangibles also include certain trademarks that are considered to have indefinite lives, as they are expected to generate cash flows indefinitely, and are reviewed annually for impairment.

Capitalized Software

Capitalized software, including costs for software developed or obtained for internal use, is stated at cost, less accumulated amortization. Amortization expense is principally provided on the straight-line basis over estimated useful lives, which do not exceed 10 years. The current balance primarily includes capital software investments related to a global enterprise resource planning initiative to upgrade the Company’s business information systems. Amortization for this project commenced in the third quarter of fiscal year 2012. Amortization expense related to capitalized software was $35,552, $23,106 and $32,146 for 2012, 2011 and 2010, respectively.

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

Shipping and Handling Costs

Shipping and handling costs are included in Selling and administrative expense. Shipping expense was $280,945, $268,988 and $247,929 in 2012, 2011 and 2010, respectively.

Derivative Financial Instruments

All derivatives are recorded in the balance sheet at fair value and changes in fair value are recognized currently in earnings unless specific hedge accounting criteria are met.

Becton, Dickinson and Company

Notes to Consolidated Financial Statements — (Continued)

From time to time, derivative financial instruments are utilized by the Company in the management of its foreign currency, interest rate and commodity price exposures. The Company periodically hedges forecasted sales denominated in foreign currencies using forward and option contracts to protect against the reduction in value of forecasted foreign currency cash flows resulting from export sales. The Company also periodically utilizes interest rate swaps to maintain a balance between fixed and floating rate instruments. Additionally, the Company has managed price risks associated with resin purchase costs through commodity derivative forward contracts. The Company does not enter into derivative financial instruments for trading or speculative purposes.

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

Becton, Dickinson and Company

Notes to Consolidated Financial Statements — (Continued)

Note 2 — Accounting Changes

Change in Accounting Principles

In June 2011, the FASB issued revised guidance to require items of net income and other comprehensive income to be presented in either one continuous statement or in two separate, but consecutive statements of net income and other comprehensive income. The revised presentation requirements are effective for fiscal years beginning after December 15, 2011 and early adoption is permitted. The Company early-adopted the revised presentation requirements, which did not impact the recognition of items in its consolidated financial statements, on September 30, 2012.

In September 2011, the FASB issued revised annual goodwill impairment testing guidance. The revised requirements allow entities to first qualitatively assess whether it is necessary to perform the two-step quantitative goodwill impairment test. Further testing of goodwill for impairment under the quantitative model is required only if an entity determines, through the qualitative assessment, that it is more likely than not that a given reporting unit’s fair value is less than its carrying amount. The revised goodwill impairment testing requirements are effective for fiscal years beginning after December 15, 2011 and early adoption is permitted. The Company early-adopted the revised requirements, which did not impact its consolidated financial statements, for its fiscal year 2012 goodwill impairment review processes.

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

Change in Accounting Estimates

During the second quarter of fiscal year 2012, the Company changed the useful lives of certain machinery and equipment assets used in production processes from 10 years to 13 years, to better reflect the estimated period during which these assets will remain in service. This change resulted from continuous improvement project evaluations, which included a review of assumptions related to the expected utilization of machinery and equipment assets. The Company accounted for the change in useful lives as a change in estimate prospectively effective January 1, 2012 and this change in estimate resulted in an increase in operating income of approximately $26,200 for fiscal year 2012.

Becton, Dickinson and Company

Notes to Consolidated Financial Statements — (Continued)

Note 3 — Shareholders’ Equity

Changes in certain components of shareholders’ equity were as follows:

	Common Stock Issued at Par Value	Capital in Excess of Par Value	Retained Earnings	Deferred Compensation	Treasury Stock
					Shares	Amount
Balance at September 30, 2009	$332,662	$1,485,674	$7,752,831	$17,906	(95,579,970)	$(4,073,699)
Net income			1,317,610
Cash dividends:
Common ($1.48 per share)			(346,213)
Common stock issued for:
Share-based compensation plans, net		59,866			2,758,391	16,624
Share-based compensation		79,228
Common stock held in trusts, net				(742)	34,790	742
Repurchase of common stock					(10,058,820)	(750,000)

Balance at September 30, 2010	$332,662	$1,624,768	$8,724,228	$17,164	(102,845,609)	$(4,806,333)
Net income			1,270,994
Cash dividends:
Common ($1.64 per share)			(361,638)
Common stock issued for:
Share-based compensation plans, net		95,227			3,432,415	27,939
Share-based compensation		73,165
Common stock held in trusts, net				1,711	3,316	(1,711)
Repurchase of common stock					(18,434,281)	(1,500,001)

Balance at September 30, 2011	$332,662	$1,793,160	$9,633,584	$18,875	(117,844,159)	$(6,280,106)
Net income			1,169,927
Cash dividends:
Common ($1.80 per share)			(368,133)
Common stock issued for:
Share-based compensation plans, net		38,540			1,972,763	10,856
Share-based compensation		88,335
Common stock held in trusts, net				42	65,764	(42)
Repurchase of common stock					(19,945,407)	(1,500,000)

Balance at September 30, 2012	$332,662	$1,920,035	$10,435,378	$18,917	(135,751,039)	$(7,769,292)

Common stock held in trusts represents rabbi trusts in connection with deferred compensation under the Company’s employee salary and bonus deferral plan and directors’ deferral plan.

Becton, Dickinson and Company

Notes to Consolidated Financial Statements — (Continued)

The components and changes of Accumulated other comprehensive (loss) income were as follows:

	Total	Foreign Currency Translation Adjustments(A)	Benefit Plans Adjustment(B)	Unrealized Gain (Loss) on Investments(B)	Unrealized Losses on Cash Flow Hedges(B)
Balance at September 30, 2011	$(670,000)	$69,694	$(696,624)	$(161)	$(42,909)
Other comprehensive (loss) income	(131,811)	(18,435)	(118,115)	26	4,713

Balance at September 30, 2012	$(801,811)	$51,259	$(814,739)	$(135)	$(38,196)

(A)	Foreign currency translation adjustments that were attributable to goodwill in fiscal years 2012 and 2011 were $13,657 and $(12,525), respectively. The adjustments primarily affected goodwill reported within the Medical segment.

(B)	Amounts are net of tax.

The loss in foreign currency translation adjustments in fiscal year 2012 mainly represented losses attributable to the weakening of the Euro, as well as certain currencies in Latin America, against the U.S. dollar during fiscal year 2012. These losses were partially offset by gains attributable to the strengthening of certain currencies in Asia Pacific against the U.S. dollar during fiscal year 2012. Income taxes are generally not provided for translation adjustments.

The income tax benefit recorded in fiscal years 2012, 2011, and 2010 for defined benefit pension, postretirement plans and postemployment plans was $47,727, $47,575 and $67,829, respectively. The benefit plans adjustment included in other comprehensive (loss) income for 2012, 2011 and 2010 is net reclassification adjustments of $40,448, $43,230 and $32,186, net of tax, respectively. These reclassifications represent the amortization of prior service credit and amortization of net actuarial losses and have been included in Accumulated other comprehensive (loss) income in prior periods. The taxes associated with these reclassification adjustments in 2012, 2011 and 2010 were $22,750, $23,749 and $17,980, respectively.

The income tax provision (benefit) recorded in fiscal years 2012, 2011 and 2010 for unrealized gains (losses) on cash flow hedges was $2,889, $(20,348) and $27,510, respectively. The unrealized losses on cash flow hedges included in other comprehensive (loss) income for 2012, 2011 and 2010 are net of reclassification adjustments of $4,880, $1,027, and $20,771, net of tax, respectively, for realized net hedge losses recorded to Revenues and Interest expense. These amounts had been included in Accumulated other comprehensive (loss) income in prior periods. The tax benefit associated with these reclassification adjustments in 2012, 2011 and 2010 was $2,991, $629 and $12,731, respectively. Additional disclosures regarding derivatives are included in Note 12.

Note 4 — Earnings per Share

The weighted average common shares used in the computations of basic and diluted earnings per share (shares in thousands) for the years ended September 30 were as follows:

	2012	2011	2010
Average common shares outstanding	205,460	221,175	234,328
Dilutive share equivalents from share-based plans	3,721	5,105	5,808

Average common and common equivalent shares outstanding — assuming dilution	209,181	226,280	240,136

Options to purchase shares of common stock are excluded from the calculation of diluted earnings per share when their inclusion would have an anti-dilutive effect on the calculation. Options to purchase 4.8 million shares, 1.2 million shares and 1.3 million shares of the Company’s common stock were excluded from the calculation of diluted earnings per share in 2012, 2011 and 2010, respectively.

Becton, Dickinson and Company

Notes to Consolidated Financial Statements — (Continued)

Note 5 — Commitments and Contingencies

Commitments

Rental expense for all operating leases amounted to $65,941 in 2012, $68,545 in 2011, and $63,794 in 2010. Future minimum rental commitments on noncancelable leases are as follows: 2013 — $50,353; 2014 — $42,967; 2015 — $35,267; 2016 — $26,830; 2017 — $22,065 and an aggregate of $33,531 thereafter.

As of September 30, 2012, the Company has certain future purchase commitments aggregating to approximately $505,676, which will be expended over the next several years.

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

On April 27, 2009, the Company entered into a settlement agreement with the Distributor Plaintiffs in these actions. The settlement agreement provides for, among other things, the payment by the Company of $45,000 in exchange for a release by all potential class members of the direct purchaser claims under federal antitrust laws related to the products and acts enumerated in the complaint, and a dismissal of the case with prejudice, insofar as it relates to direct purchaser claims. The release would not cover potential class members that affirmatively opt out of the settlement or indirect purchaser claims. On September 30, 2010, the District Court denied a motion to approve the settlement agreement, ruling that the Hospital Plaintiffs, and not the Distributor Plaintiffs, are the direct purchasers with standing to sue under federal antitrust laws. On June 5, 2012, the U.S. Court of Appeals for the Third Circuit reversed the District Court’s standing decision and ruled that the Distributor Plaintiffs, not the Hospital Plaintiffs, are direct purchasers entitled to pursue damages. The Hospital Plaintiffs requested that the ruling be reconsidered, but that request was denied. The settlement agreement thus remains in effect, subject to certain termination provisions, and must be approved as to fairness by the District Court. The Distributor Plaintiffs have filed a motion requesting that the settlement agreement be preliminarily approved as fair and reasonable. Certain of the Hospital Plaintiffs have opposed that motion. The Company currently cannot estimate the range of reasonably possible losses with respect to these class action matters beyond the $45,000 already accrued and changes to the amount already recognized may be required in the future as additional information becomes available.

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

Becton, Dickinson and Company

Notes to Consolidated Financial Statements — (Continued)

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

On October 19, 2009, Gen-Probe Incorporated (“Gen-Probe”) filed a patent infringement action against BD in the U.S. District Court for the Southern District of California. The complaint alleges that the BD Viper™ and BD Viper™ XTR™ systems and BD ProbeTec™ specimen collection products infringe certain U.S. patents of Gen-Probe. On March 23, 2010, Gen-Probe filed a complaint, also in the U.S. District Court for the Southern District of California, alleging that the BD MaxTM instrument infringes Gen-Probe patents. The patents alleged to be infringed are a subset of the Gen-Probe patents asserted against the Company in the October 2009 suit. On June 8, 2010, the court consolidated these cases. In a decision dated September 28, 2012, the District Court for the Southern District of California issued a ruling on pre-trial summary judgment motions. The court ruled that some of Gen-Probe’s asserted patent claims are infringed, but other claims are not infringed, thus reducing from six to four the number of patents to be contested at the trial and significant defense issues relating to patent invalidity, inequitable conduct and standing, remain to be adjudicated. Gen-Probe is seeking monetary damages and injunctive relief. The Company currently cannot estimate the range of reasonably possible losses for this matter as there are significant issues to be resolved either prior to, or at, trial, including patent invalidity, inequitable conduct and standing issues as well as motions seeking to exclude portions of the other party’s expert testimony and to preclude the other party from introducing certain other evidence at trial.

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

Becton, Dickinson and Company

Notes to Consolidated Financial Statements — (Continued)

The Diagnostics segment produces products for the safe collection and transport of diagnostic specimens, as well as instrument systems and reagents to detect a broad range of infectious diseases, healthcare-associated infections (“HAIs”) and cancers. The principal products and services in the Diagnostics segment include integrated systems for specimen collection; safety-engineered blood collection products and systems; automated blood culturing systems; molecular testing systems for infectious diseases and women’s health; microorganism identification and drug susceptibility systems; liquid-based cytology systems for cervical cancer screening; rapid diagnostic assays; plated media; and microbiology laboratory automation.

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

Revenues(A)	2012	2011	2010
Medical	$4,090,693	$4,007,304	$3,796,432
Diagnostics	2,538,055	2,480,477	2,318,879
Biosciences	1,079,634	1,096,256	1,009,074

	$7,708,382	$7,584,037	$7,124,385

Segment Operating Income
Medical	$1,162,466	$1,181,404	$1,118,319
Diagnostics	652,873	636,361	607,411
Biosciences	261,692	278,013	259,810

Total Segment Operating Income	2,077,031	2,095,778	1,985,540
Unallocated Expenses(B)	(604,623)	(477,891)	(418,799)

Income From Continuing Operations Before Income Taxes	$1,472,408	$1,617,887	$1,566,741

Segment Assets
Medical	$4,244,652	$3,928,241	$3,527,457
Diagnostics	2,461,925	2,269,797	2,301,586
Biosciences	1,407,096	1,332,246	1,059,774

Total Segment Assets	8,113,673	7,530,284	6,888,817
Corporate and All Other(C)	3,247,236	2,900,144	2,761,877

	$11,360,909	$10,430,428	$9,650,694

Becton, Dickinson and Company

Notes to Consolidated Financial Statements — (Continued)

	2012	2011	2010
Capital Expenditures
Medical	$363,426	$366,915	$368,857
Diagnostics	100,512	93,435	108,941
Biosciences	13,883	30,652	43,484
Corporate and All Other	9,609	17,815	9,687

	$487,430	$508,817	$530,969

Depreciation and Amortization
Medical	$239,591	$248,091	$253,109
Diagnostics	174,974	163,313	163,392
Biosciences	78,558	66,540	61,622
Corporate and All Other	17,815	15,824	13,293

	$510,938	$493,768	$491,416

(A)	Intersegment revenues are not material.

(B)	Includes primarily interest, net; foreign exchange; corporate expenses; and share-based compensation expense.

(C)	Includes cash and investments and corporate assets.

Revenues by Organizational Units	2012	2011	2010
BD Medical
Medical Surgical Systems	$2,105,288	$2,081,733	$2,010,009
Diabetes Care	911,276	866,477	785,759
Pharmaceutical Systems	1,074,129	1,059,094	1,000,664

	4,090,693	4,007,304	3,796,432

BD Diagnostics
Preanalytical Systems	1,300,892	1,277,793	1,197,807
Diagnostic Systems	1,237,163	1,202,684	1,121,072

	2,538,055	2,480,477	2,318,879

BD Biosciences	1,079,634	1,096,256	1,009,074

	$7,708,382	$7,584,037	$7,124,385

Geographic Information

The countries in which the Company has local revenue-generating operations have been combined into the following geographic areas: the United States (including Puerto Rico), Europe, Asia Pacific and Other, which is comprised of Latin America, Canada, and Japan.

Becton, Dickinson and Company

Notes to Consolidated Financial Statements — (Continued)

Revenues to unaffiliated customers are based upon the source of the product shipment. Long-lived assets, which include net property, plant and equipment, are based upon physical location.

	2012	2011	2010
Revenues
United States	$3,287,715	$3,247,555	$3,168,723
Europe	2,378,746	2,430,939	2,322,030
Asia Pacific	883,293	792,933	663,023
Other	1,158,628	1,112,610	970,609

	$7,708,382	$7,584,037	$7,124,385

Long-Lived Assets
United States	$3,155,804	$3,140,395	$2,841,639
Europe	1,558,882	1,461,085	1,145,043
Asia Pacific	397,226	300,006	258,879
Other	623,974	590,544	617,323
Corporate	302,952	270,067	282,560

	$6,038,838	$5,762,097	$5,145,444

Note 7 — Share-Based Compensation

The Company grants share-based awards under the 2004 Employee and Director Equity-Based Compensation Plan (“2004 Plan”), which provides long-term incentive compensation to employees and directors consisting of: stock appreciation rights (“SARs”), stock options, performance-based restricted stock units, time-vested restricted stock units and other stock awards.

The amounts and location of compensation cost relating to share-based payments included in consolidated statements of income is as follows:

	2012	2011	2010
Cost of products sold	$17,864	$14,440	$15,128
Selling and administrative expense	59,201	49,536	54,423
Research and development expense	11,980	9,387	9,823

	$89,045	$73,363	$79,374

The associated income tax benefit recognized was $32,075, $26,342 and $28,532, respectively. Share-based compensation attributable to discontinued operations was not material.

Stock Appreciation Rights

SARs represent the right to receive, upon exercise, shares of common stock having a value equal to the difference between the market price of common stock on the date of exercise and the exercise price on the date of grant. SARs vest over a four-year period and have a ten-year term. The fair value was estimated on the date of

Becton, Dickinson and Company

Notes to Consolidated Financial Statements — (Continued)

grant using a lattice-based binomial option valuation model that uses the following weighted-average assumptions:

	2012	2011	2010
Risk-free interest rate	1.67%	2.40%	2.60%
Expected volatility	22.0%	24.0%	28.0%
Expected dividend yield	2.50%	2.14%	1.96%
Expected life	7.9 years	7.8 years	6.5 years
Fair value derived	$12.61	$16.80	$19.70

Expected volatility is based upon historical volatility for the Company’s common stock and other factors. The expected life of SARs granted is derived from the output of the lattice-based model, using assumed exercise rates based on historical exercise and termination patterns, and represents the period of time that SARs granted are expected to be outstanding. The risk-free interest rate used is based upon the published U.S. Treasury yield curve in effect at the time of grant for instruments with a similar life. The dividend yield is based upon the most recently declared quarterly dividend as of the grant date. The total intrinsic value of SARs exercised during 2012, 2011 and 2010 was $3,934, $9,185, and $2,831, respectively. The Company issued 51,594 shares during 2012 to satisfy the SARs exercised. The actual tax benefit realized during 2012, 2011 and 2010 for tax deductions from SAR exercises totaled $2,866, $3,459 and $1,031, respectively. The total fair value of SARs vested during 2012, 2011 and 2010 was $36,512, $31,992 and $33,640, respectively.

A summary of SARs outstanding as of September 30, 2012 and changes during the year then ended is as follows:

	SARs	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance at October 1	9,027,037	$72.14
Granted	1,431,558	72.12
Exercised	(351,857)	65.28
Forfeited, canceled or expired	(324,726)	75.42

Balance at September 30	9,782,012	$72.28	6.52	$68,123

Vested and expected to vest at September 30	9,418,066	$72.23	6.46	$66,275

Exercisable at September 30	6,142,551	$71.56	5.55	$49,643

Becton, Dickinson and Company

Notes to Consolidated Financial Statements — (Continued)

Stock options

The Company has not granted stock options since 2005. All outstanding stock option grants are fully vested and have a ten-year term.

A summary of stock options outstanding as of September 30, 2012 and changes during the year then ended is as follows:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance at October 1	3,457,351	$40.61
Exercised	(1,451,952)	36.14
Forfeited, canceled or expired	(36,777)	32.89

Balance at September 30	1,968,622	$44.06	1.42	$67,920

Vested at September 30	1,968,622	$44.06	1.42	$67,920

Exercisable at September 30	1,968,622	$44.06	1.42	$67,920

Cash received from the exercising of stock options in 2012, 2011 and 2010 was $52,470, $103,267 and $72,770, respectively. The actual tax benefit realized for tax deductions from stock option exercises totaled $11,944, $45,829 and $28,660, respectively. The total intrinsic value of stock options exercised during the years 2012, 2011 and 2010 was $57,907, $137,720 and $89,943, respectively.

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

A summary of performance-based restricted stock units outstanding as of September 30, 2012 and changes during the year then ended is as follows:

	Stock Units	Weighted Average Grant Date Fair Value
Balance at October 1	2,902,934	$70.96
Granted	501,054	72.12
Distributed	(78,086)	62.54
Forfeited or canceled	(1,140,514)	63.84

Balance at September 30(A)	2,185,388	$75.24

Expected to vest at September 30(B)	329,711	$73.67

(A)	Based on 200% of target payout.

(B)	Net of expected forfeited units and units in excess of the expected performance payout of 131,872 and 1,723,805, respectively.

Becton, Dickinson and Company

Notes to Consolidated Financial Statements — (Continued)

The weighted average grant date fair value of performance-based restricted stock units granted during the years 2011 and 2010 was $76.64 and $75.63, respectively. The total fair value of performance-based restricted stock units vested during 2012, 2011 and 2010 was $7,358, $15,430 and $24,357, respectively. At September 30, 2012, the weighted average remaining vesting term of performance-based restricted stock units is .97 years.

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

A summary of time-vested restricted stock units outstanding as of September 30, 2012 and changes during the year then ended is as follows:

	Stock Units	Weighted Average Grant Date Fair Value
Balance at October 1	1,910,670	$70.59
Granted	1,149,053	72.27
Distributed	(404,254)	64.04
Forfeited or canceled	(265,341)	68.00

Balance at September 30	2,390,128	$72.79

Expected to vest at September 30	2,151,115	$72.79

The weighted average grant date fair value of time-vested restricted stock units granted during the years 2011 and 2010 was $76.97 and $75.58, respectively. The total fair value of time-vested restricted stock units vested during 2012, 2011 and 2010 was $38,105, $36,009 and $36,675, respectively. At September 30, 2012, the weighted average remaining vesting term of the time-vested restricted stock units is 1.44 years.

The amount of unrecognized compensation expense for all non-vested share-based awards as of September 30, 2012, is approximately $94,744, which is expected to be recognized over a weighted-average remaining life of approximately 1.96 years. At September 30, 2012, 5,776,296 shares were authorized for future grants under the 2004 Plan.

The Company has a policy of satisfying share-based payments through either open market purchases or shares held in treasury. At September 30, 2012, the Company has sufficient shares held in treasury to satisfy these payments in 2012.

Other Stock Plans

The Company has a Stock Award Plan, which allows for grants of common shares to certain key employees. Distribution of 25% or more of each award is deferred until after retirement or involuntary termination, upon which the deferred portion of the award is distributable in five equal annual installments. The balance of the award is distributable over five years from the grant date, subject to certain conditions. In February 2004, this plan was terminated with respect to future grants upon the adoption of the 2004 Plan. At September 30, 2012 and 2011, awards for 88,692 and 97,705 shares, respectively, were outstanding.

The Company has a Directors’ Deferral Plan, which provides a means to defer director compensation, from time to time, on a deferred stock or cash basis. As of September 30, 2012, 99,557 shares were held in trust, of

Becton, Dickinson and Company

Notes to Consolidated Financial Statements — (Continued)

which 5,414 shares represented Directors’ compensation in 2012, in accordance with the provisions of the plan. Under this plan, which is unfunded, directors have an unsecured contractual commitment from the Company.

The Company also has a Deferred Compensation Plan that allows certain highly-compensated employees, including executive officers, to defer salary, annual incentive awards and certain equity-based compensation. As of September 30, 2012, 440,451 shares were issuable under this plan.

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

On November 30, 2011, the Company remeasured its U.S. defined pension plan as a result of amendments to this plan that were approved and communicated to affected employees during the first quarter of fiscal year 2012. Effective January 1, 2013, all plan participants’ benefits in the defined benefit traditional pension plan will be converted to a defined benefit cash balance pension plan. The November 30, 2011 remeasurement was based upon a discount rate of 5.1%, compared with the discount rate of 4.9% used on the September 30, 2011 measurement date. The increase in the discount rate reduced total fiscal year 2012 net pension cost by $5,300. An increase in plan assets held as of November 30, 2011 compared with assets held as of September 30, 2011 also reduced total fiscal year 2012 net pension cost by $6,200. The total reduction in fiscal year 2012 net pension cost resulting from the remeasurement was $40,200.

Net pension and other postretirement cost for the years ended September 30 included the following components:

	Pension Plans			Other Postretirement Benefits
	2012	2011	2010	2012	2011	2010
Service cost	$74,560	$88,692	$72,901	$5,870	$5,842	$5,007
Interest cost	91,181	93,228	90,432	12,755	13,143	14,190
Expected return on plan assets	(103,624)	(103,081)	(99,199)	—	—	—
Amortization of prior service (credit) cost	(11,049)	(1,294)	(1,091)	(690)	(686)	4
Amortization of loss	56,416	55,735	41,812	4,632	4,465	3,408
Amortization of net asset	(11)	(34)	(47)	—	—	—
Curtailment/settlement loss	20,466	1,096	—	(1,135)	—	—

	$127,939	$134,342	$104,808	$21,432	$22,764	$22,609

Net pension cost attributable to foreign plans included in the preceding table was $31,085, $34,429 and $25,820 in 2012, 2011 and 2010, respectively.

The settlement loss recorded in 2012 included lump sum benefit payments associated with the Company’s supplemental pension plan. The Company recognizes pension settlements when payments from the supplemental plan exceed the sum of service and interest cost components of net periodic pension cost associated with this plan for the fiscal year. The settlement loss recorded in 2012 also included settlements associated with certain foreign plans.

Becton, Dickinson and Company

Notes to Consolidated Financial Statements — (Continued)

The change in benefit obligation, change in fair value of plan assets, funded status and amounts recognized in the Consolidated Balance Sheets for these plans were as follows:

	Pension Plans		Other Postretirement Benefits
	2012	2011	2012	2011
Change in benefit obligation:
Beginning obligation	$1,996,441	$1,911,295	$269,458	$260,124
Service cost	74,560	88,692	5,870	5,842
Interest cost	91,181	93,228	12,755	13,143
Plan amendments	(124,048)	(3,683)	(5,042)	—
Benefits paid	(124,309)	(108,381)	(27,065)	(25,776)
Actuarial loss	439,082	22,146	5,384	8,277
Settlements	(45,496)	—	—	—
Other, includes translation	105	(6,856)	5,841	7,848

Benefit obligation at September 30	$2,307,516	$1,996,441	$267,201	$269,458

Change in fair value of plan assets:
Beginning fair value	$1,352,730	$1,413,848	$—	$—
Actual return on plan assets	223,483	1,391	—	—
Employer contribution	166,367	53,505	—	—
Benefits paid	(124,309)	(108,381)	—	—
Settlements	(45,496)	—	—	—
Other, includes translation	567	(7,633)	—	—

Plan assets at September 30	$1,573,342	$1,352,730	$—	$—

Funded Status at September 30:
Unfunded benefit obligation	$(734,174)	$(643,711)	$(267,201)	$(269,458)

Amounts recognized in the Consolidated Balance Sheets at September 30:
Other	$51	$3,217	$—	$—
Salaries, wages and related items	(5,856)	(6,042)	(17,590)	(18,188)
Long-term Employee Benefit Obligations	(728,369)	(640,886)	(249,611)	(251,270)

Net amount recognized	$(734,174)	$(643,711)	$(267,201)	$(269,458)

Amounts recognized in Accumulated other comprehensive (loss) income before income taxes at September 30:
Net transition asset	$357	$398	$—	$—
Prior service credit	122,235	9,193	10,365	6,013
Net actuarial loss	(1,152,948)	(911,146)	(70,949)	(70,653)

Net amount recognized	$(1,030,356)	$(901,555)	$(60,584)	$(64,640)

Becton, Dickinson and Company

Notes to Consolidated Financial Statements — (Continued)

Foreign pension plan assets at fair value included in the preceding table were $466,450 and $419,452 at September 30, 2012 and 2011, respectively. The foreign pension plan projected benefit obligations were $632,442 and $500,969 at September 30, 2012 and 2011, respectively.

Pension plans with accumulated benefit obligations in excess of plan assets and plans with projected benefit obligations in excess of plan assets consist of the following at September 30:

	Accumulated Benefit Obligation Exceeds the Fair Value of Plan Assets		Projected Benefit Obligation Exceeds the Fair Value of Plan Assets
	2012	2011	2012	2011
Projected benefit obligation	$2,054,644	$1,616,534	$2,307,472	$1,862,441
Accumulated benefit obligation	$1,999,604	$1,338,643
Fair value of plan assets	$1,364,169	$989,043	$1,573,247	$1,215,513

The estimated net actuarial loss and prior service credit for pension benefits that will be amortized from Accumulated other comprehensive (loss) income into net pension costs over the next fiscal year are expected to be $(75,524) and $13,130, respectively. The estimated net actuarial loss and prior service credit for other postretirement benefits that will be amortized from Accumulated other comprehensive (loss) income into net other postretirement costs over the next fiscal year are expected to be $(3,911) and $1,139, respectively.

The weighted average assumptions used in determining pension plan information were as follows:

	2012	2011	2010
Net Cost
Discount rate:
U.S. plans(A)(B)	4.90%	5.20%	5.90%
Foreign plans	5.26	4.68	5.63
Expected return on plan assets:
U.S. plans	7.75	8.00	8.00
Foreign plans	6.06	6.31	6.38
Rate of compensation increase:
U.S. plans(A)	4.25	4.50	4.50
Foreign plans	3.61	3.56	3.35
Benefit Obligation
Discount rate:
U.S. plans(A)	3.90	4.90	5.20
Foreign plans	3.94	5.26	4.68
Rate of compensation increase:
U.S. plans(A)	4.25	4.25	4.50
Foreign plans	3.28	3.61	3.56

(A)	Also used to determine other postretirement and postemployment benefit plan information.

(B)	On November 30, 2011, the Company remeasured its U.S. defined benefit pension plan based upon a 5.10% discount rate compared to the discount rate of 4.90% used on September 30, 2011. All other U.S. plans remained at 4.90%.

At September 30, 2012 the assumed healthcare trend rates were 7.5% pre and post age 65, gradually decreasing to an ultimate rate of 5.0% beginning in 2024. At September 30, 2011 the corresponding assumed

Becton, Dickinson and Company

Notes to Consolidated Financial Statements — (Continued)

healthcare trend rates were 7.6% pre and post age 65, gradually decreasing to an ultimate rate of 5.0% beginning in 2024. A one percentage point increase in assumed healthcare cost trend rates in each year would increase the accumulated postretirement benefit obligation as of September 30, 2012 by $11,526 and the aggregate of the service cost and interest cost components of 2012 annual expense by $638. A one percentage point decrease in the assumed healthcare cost trend rates in each year would decrease the accumulated postretirement benefit obligation as of September 30, 2012 by $9,527 and the aggregate of the 2012 service cost and interest cost by $480.

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

Expected Funding

The Company’s funding policy for its defined benefit pension plans is to contribute amounts sufficient to meet legal funding requirements, plus any additional amounts that may be appropriate considering the funded status of the plans, tax consequences, the cash flow generated by the Company and other factors. While the Company does not anticipate any significant required contributions to its pension plans in 2013, the Company made a discretionary contribution of $100,000 to its U.S. pension plan in October 2012.

Expected benefit payments are as follows:

	Pension Plans	Other Postretirement Benefits
2013	$149,098	$17,590
2014	148,264	17,942
2015	154,868	18,348
2016	159,853	18,658
2017	167,326	18,774
2018-2022	862,741	92,863

Expected receipts of the subsidy under the Medicare Prescription Drug Improvement and Modernization Act of 2003, which are not reflected in the expected other postretirement benefit payments included in the preceding table, are as follows: 2013, $1,417; 2014, $1,404; 2015, $1,382; 2016, $1,353; 2017, $1,315; 2018-2022, $5,751.

Investments

The Company’s primary objective is to achieve returns sufficient to meet future benefit obligations. It seeks to generate above market returns by investing in more volatile asset classes such as equities while at the same time controlling risk with allocations to more stable asset classes like fixed income.

U.S. Plans

The Company’s U.S. plans comprise 70% of total benefit plan investments, based on September 30, 2012 market values, and have a target asset mix of 65% equities and 35% fixed income. This mix was established based on an analysis of projected benefit payments and estimates of long-term returns, volatilities and correlations for various asset classes. The mix is reviewed periodically by the named fiduciary of the plans and is intended to provide above-market returns at an acceptable level of risk over time.

Becton, Dickinson and Company

Notes to Consolidated Financial Statements — (Continued)

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

The following table provides the fair value measurements of U.S. plan assets, as well as the measurement techniques and inputs utilized to measure fair value of these assets, at September 30, 2012 and 2011.

	Total U.S. Plan Asset Balances at September 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Fixed Income:
Mortgage and asset-backed securities(A)	$137,064	$—	$137,064	$—
Corporate bonds(B)	106,981	—	106,981	—
Government and agency-U.S.(C)	74,641	57,401	17,240	—
Government and agency-Foreign(D)	5,696	—	5,696	—
Other(E)	8,964	—	8,964	—
Equity securities(F)	724,447	639,646	84,801	—
Cash and cash equivalents(G)	49,099	49,099	—	—

Fair value of plan assets	$1,106,892	$746,146	$360,746	$—

	Total U.S. Plan Asset Balances at September 30, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Fixed Income:
Mortgage and asset-backed securities(A)	$165,042	$—	$165,042	$—
Corporate bonds(B)	111,954	—	111,954	—
Government and agency-U.S.(C)	41,885	26,577	15,308	—
Government and agency-Foreign(D)	6,836	—	6,836	—
Other(E)	8,277	—	8,277	—
Equity securities(F)	562,047	435,847	126,200	—
Cash and cash equivalents(G)	37,237	37,237	—	—

Fair value of plan assets	$933,278	$499,661	$433,617	$—

(A)	Values are based upon a combination of observable prices, independent pricing services and relevant broker quotes.

(B)	Values are based upon comparable securities with similar yields and credit ratings.

(C)	Values of instruments classified as Level 1 are based on the closing price reported on the major market on which the investments are traded. Values of instruments classified as Level 2 are based upon quoted market prices from observable pricing sources.

Becton, Dickinson and Company

Notes to Consolidated Financial Statements — (Continued)

(D)	Values are based upon quoted market prices from observable pricing sources.

(E)	Classification contains various immaterial investments and valuation varies by investment type. Values are primarily based upon quoted market prices from observable pricing sources.

(F)	Values of instruments classified as Level 1 are based on the closing price reported on the major market on which the investments are traded. Values of instruments classified as Level 2 are based on the net asset value provided by the fund administrator, which is based on the value of the underlying assets owned by the fund, less its liabilities and then divided by the number of fund units outstanding.

(G)	Values are based upon quoted market prices or broker/dealer quotations.

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

Foreign Plans

Foreign plan assets comprise 30% of the Company’s total benefit plan assets, based on market value at September 30, 2012. Such plans have local independent fiduciary committees, with responsibility for development and oversight of investment policy, including asset allocation decisions. In making such decisions, consideration is given to local regulations, investment practices and funding rules.

The following table provides the fair value measurements of foreign plan assets, as well as the measurement techniques and inputs utilized to measure fair value of these assets, at September 30, 2012 and 2011.

	Total Foreign Plan Asset Balances at September 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Fixed Income:
Corporate bonds(A)	$36,612	$—	$36,612	$—
Government and agency-U.S.(B)	3,230	3,230	—	—
Government and agency-Foreign(C)	75,667	35,317	40,350	—
Equity securities(D)	244,418	229,672	14,649	97
Cash and cash equivalents(E)	17,443	17,443	—	—
Real estate(F)	9,058	—	6,017	3,041
Insurance contracts(G)	80,022	—	—	80,022

Fair value of plan assets	$466,450	$285,662	$97,628	$83,160

Becton, Dickinson and Company

Notes to Consolidated Financial Statements — (Continued)

	Total Foreign Plan Asset Balances at September 30, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Fixed Income:
Corporate bonds(A)	$34,905	$—	$34,905	$—
Government and agency-U.S.(B)	1,065	1,065	—	—
Government and agency-Foreign(C)	77,949	36,687	41,262	—
Equity securities(D)	215,309	201,325	13,726	258
Cash and cash equivalents(E)	1,191	1,191	—	—
Real estate(F)	10,688	—	—	10,688
Insurance contracts(G)	78,345	—	—	78,345

Fair value of plan assets	$419,452	$240,268	$89,893	$89,291

(A)	Values are based upon comparable securities with similar yields and credit ratings.

(B)	Values are based on the closing price reported on the major market on which the investments are traded.

(C)	Values of instruments classified as Level 1 are based on the closing price reported on the major market on which the investments are traded. Values of instruments classified as Level 2 are based upon quoted market prices from observable pricing sources.

(D)	Values of instruments classified as Level 1 are based on the closing price reported on the major market on which the investments are traded. Values of instruments classified as Level 2 are based on the net asset value provided by the fund administrator, which is based on the value of the underlying assets owned by the fund, less its liabilities and then divided by the number of fund units outstanding.

(E)	Values are based upon quoted market prices or broker/dealer quotations.

(F)	Values represent the estimated fair value based on the fair value of the underlying investment value or cost, adjusted for any accumulated earnings or losses.

(G)	Values approximately represent cash surrender value.

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

Becton, Dickinson and Company

Notes to Consolidated Financial Statements — (Continued)

The following table summarizes the changes, for the years ended September 30, 2012 and 2011, in the fair value of foreign pension assets measured using Level 3 inputs:

	Equity Securities	Real Estate	Insurance Contracts	Total Assets
Balance at September 30, 2010	$267	$9,486	$62,244	$71,997
Actual return on plan assets:
Relating to assets held at September 30, 2010	(4)	46	2,613	2,655
Purchases, sales and settlements, net	—	1,363	14,710	16,073
Transfers in (out) from other categories	—	—	92	92
Exchange rate changes	(5)	(207)	(1,314)	(1,526)

Balance at September 30, 2011	$258	10,688	$78,345	$89,291
Actual return on plan assets:
Relating to assets held at September 30, 2011	(137)	(22)	2,953	2,794
Purchases, sales and settlements, net	(16)	(1,648)	1,488	(176)
Transfers in (out) from other categories	—	(5,879)	—	(5,879)
Exchange rate changes	(8)	(98)	(2,764)	(2,870)

Balance at September 30, 2012	$97	3,041	$80,022	$83,160

Postemployment Benefits

The Company utilizes a service-based approach in accounting for most of its postemployment benefits. Under this approach, the costs of benefits are recognized over the eligible employees’ service period. The Company has elected to delay recognition of actuarial gains and losses that result from changes in assumptions.

Postemployment benefit costs for the years ended September 30 included the following components:

	2012	2011	2010
Service cost	$16,399	$13,327	$11,409
Interest cost	5,639	5,054	4,379
Amortization of prior service credit	(1,697)	(1,697)	(1,697)
Amortization of loss	15,639	10,490	7,777

	$35,980	$27,174	$21,868

The changes in benefit obligation for these postemployment benefits were as follows:

	Postemployment benefits
	2012	2011
Change in benefit obligation:
Beginning obligation	$137,575	$112,751
Service cost	16,399	13,327
Interest cost	5,639	5,054
Benefits paid	(51,989)	(42,572)
Actuarial loss	55,025	49,015

Benefit obligation at September 30	$162,649	$137,575

Becton, Dickinson and Company

Notes to Consolidated Financial Statements — (Continued)

The postemployment benefit plan obligations as of September 30, 2012 and 2011 were unfunded. The amounts recognized in Accumulated other comprehensive (loss) income before income taxes for the net actuarial loss was $157,525 and $116,442 at September 30, 2012 and 2011, respectively. The estimated net actuarial loss that will be amortized from the Accumulated other comprehensive (loss) income into postemployment benefit cost over the next fiscal year is $19,210.

Savings Incentive Plan

The Company has a voluntary defined contribution plan (“Savings Incentive Plan”) covering eligible employees in the United States. The Company matches contributions for eligible employees to 75% of employees’ contributions, up to a maximum of 4.5% of each employee’s eligible compensation. The cost of the Savings Incentive Plan was $36,281 in 2012, $36,535 in 2011 and $34,097 in 2010. The Company guarantees employees’ contributions to the fixed income fund of the Savings Incentive Plan, which consists of diversified money market instruments. The amount guaranteed was $254,060 at September 30, 2012.

Note 9 — Acquisitions

Sirigen

On August 24, 2012, the Company acquired a 100% interest in Sirigen Group Limited (“Sirigen”), a developer of unique polymer dyes that are used in flow cytometry. The fair value of consideration transferred was $64,433 which consisted of $52,533 in cash, net of $878 in cash acquired, as well as $11,900 in contingent consideration that will be paid based upon the achievement of certain development milestones. The fair value of the contingent consideration was estimated using a probability-weighted discounted cash flow model that was based upon the probabilities assigned to the contingent events. This acquisition is intended to complement the Company’s existing instrument platforms and reagent portfolio and allow the Company to differentiate its life science research reagent portfolio and add value for customers.

The acquisition was accounted for under the acquisition method of accounting for business combinations and Sirigen’s results of operations were included in the Biosciences segment’s results from the acquisition date. Pro forma information is not provided as the acquisition did not have a material effect on the Company’s consolidated results. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date. These fair values are based upon the information available as of September 30, 2012 and may be adjusted should further information regarding events or circumstances existing at the acquisition date become available.

Patent	$10,700
Developed technology	19,100
Acquired in-process research and development	11,600
Deferred tax assets	2,639
Other	664

Total identifiable assets acquired	44,703

Deferred tax liabilities	(15,734)
Other	(1,150)

Total liabilities assumed	(16,884)

Net identifiable assets acquired	27,819
Goodwill	36,614

Net assets acquired	$64,433

Becton, Dickinson and Company

Notes to Consolidated Financial Statements — (Continued)

The patent asset of $10,700 represents Sirigen’s enabling technology that underlies both developed technology and in-process research and development projects. The patent’s fair value was determined based on the present value of projected cash flows utilizing an income approach which reflected a risk-adjusted discount rate of 20%. The patent will be amortized over an expected useful life of 14 years. The developed technology asset of $19,100 represents Sirigen’s developed polymer technology. The developed technology’s fair value was determined based on the present value of projected cash flows utilizing an income approach which reflected a risk-adjusted discount rate of 22%. The developed technology will be amortized over an expected useful life of 16 years, the period over which the developed technology is expected to generate substantial cash flows.

The acquired in-process research and development asset of $11,600 represents development projects of additional polymer dyes. The probability of success associated with the projects, based upon the applicable technological and commercial risk, was assumed to be 80% or more, depending upon the project. The projects’ fair value was determined based on the present value of projected cash flows utilizing an income approach and a risk-adjusted discount rate of 24% to 26%, depending upon the project.

The $36,614 of goodwill was allocated to the Biosciences segment. Goodwill typically results through expected synergies from combining operations of an acquiree and an acquirer as well as from intangible assets that do not qualify for separate recognition. The goodwill recognized as a result of this acquisition includes, among other things, the synergies expected from complementing the Company’s instrument and reagent portfolio with the capabilities of Sirigen’s advanced polymer technology. Additionally, synergies are expected to result from expanding the market for the polymer technology through the Company’s broader global sales organization and customer relationships. No portion of this goodwill will be deductible for tax purposes. The Company recognized $1,300 of acquisition-related costs that were expensed in the current year-to-date period and reported in the Consolidated Statements of Income as Selling and administrative.

KIESTRA

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

Becton, Dickinson and Company

Notes to Consolidated Financial Statements — (Continued)

September 30, 2012 and may be adjusted should further information regarding events or circumstances existing at the acquisition date become available.

Developed technology	$12,581
Acquired in-process research and development	7,416
Other intangibles	4,767
Property, plant and equipment	5,373
Other	10,348

Total identifiable assets acquired	40,485

Deferred tax liabilities	(6,191)
Other	(8,357)

Total liabilities assumed	(14,548)

Net identifiable assets acquired	25,937
Goodwill	33,520

Net assets acquired	$59,457

The developed technology asset of $12,581 represents KIESTRA’s developed lab automation solutions. The technology’s fair value was determined based on the present value of projected cash flows utilizing an income approach which reflected a risk-adjusted discount rate of 14.5%. The technology will be amortized over an expected useful life of 10 years, the period over which the technology is expected to generate substantial cash flows.

The acquired in-process research and development asset of $7,416 represents development projects of the existing lab automation technology for use in diagnostic applications. The probability of success associated with the projects, based upon the applicable technological and commercial risk, was assumed to be 100%. The projects’ fair value was determined based on the present value of projected cash flows utilizing an income approach and a risk-adjusted discount rate of 15.5%. The Company expects partial completion of the projects to occur during fiscal year 2013, and full completion of the projects is expected to occur in fiscal year 2014.

The $33,520 of goodwill was allocated to the Diagnostics segment. Goodwill typically results through expected synergies from combining operations of an acquiree and an acquirer as well as from intangible assets that do not qualify for separate recognition. The goodwill recognized as a result of this acquisition includes, among other things, the value of integrating the Company’s broad clinical microbiology portfolio through automation for maximum workflow efficiency. Synergies are expected to result from the alignment of KIESTRA’s automated instrumentation technologies with the Company’s existing portfolio of microbiology platforms, reagents and supplies. Additionally, synergies are expected to result from expanding the market for full lab automation solutions into new geographic regions through the Company’s broader global sales organization and customer relationships. No portion of this goodwill will be deductible for tax purposes. The Company recognized $2,000 of acquisition-related costs that were expensed in the current year-to-date period and reported in the Consolidated Statements of Income as Selling and administrative.

Carmel Pharma

During the fourth quarter of fiscal year 2011, the Company acquired 100% of the outstanding shares of Carmel Pharma, AB (“Carmel”), a Swedish company that manufactures the BD PhaSeal™ System, a closed-system drug transfer device for the safe handling of hazardous drugs that are packaged in vials. The fair value of consideration transferred totaled $287,111, net of $5,047 in cash acquired. The Company intends for this acquisition to expand the scope of its healthcare worker safety emphasis, especially in the area of parenteral medication delivery.

Becton, Dickinson and Company

Notes to Consolidated Financial Statements — (Continued)

The acquisition was accounted for under the acquisition method of accounting for business combinations and Carmel’s results of operations were included in the Medical segment’s results from the acquisition date. Pro forma information is not provided as the acquisition did not have a material effect on the Company’s consolidated results. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date. These fair values are based upon the information available as of September 30, 2012 and may be adjusted should further information regarding events or circumstances existing at the acquisition date become available.

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

Becton, Dickinson and Company

Notes to Consolidated Financial Statements — (Continued)

September 30, 2012 and may be adjusted should further information regarding events or circumstances existing at the acquisition date become available.

Developed technology	$111,500
Acquired in-process research and development	42,300
Other intangibles	2,850
Deferred tax assets	10,596
Other	8,176

Total identifiable assets acquired	175,422

Deferred tax liabilities	(59,188)
Other	(4,728)

Total liabilities assumed	(63,916)

Net identifiable assets acquired	111,506
Goodwill	93,464

Net assets acquired	$204,970

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

The $93,464 of goodwill was allocated to the Biosciences segment. The goodwill recognized as a result of this acquisition includes, among other things, the value of broadening the Company’s potential market for flow cytometry technology. No portion of this goodwill will be deductible for tax purposes. The Company recognized $900 of acquisition-related costs that were expensed in the current year-to-date period and reported in the Consolidated Statements of Income as Selling and administrative.

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

Becton, Dickinson and Company

Notes to Consolidated Financial Statements — (Continued)

acquisition to allow further expansion of the BD molecular diagnostic menu and the achievement of revenue and cost synergies.

The acquisition was accounted for under the acquisition method of accounting for business combinations and HandyLab’s results of operations were included in the Diagnostics segment’s results from the acquisition date. Pro forma information was not provided as the acquisition did not have a material effect on the Company’s consolidated results. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date. These fair values are based upon the information available as of September 30, 2012 and may be adjusted should further information regarding events or circumstances existing at the acquisition date become available.

Acquired in-process research and development	$169,000
Deferred tax assets	23,000
Other	8,843

Total identifiable assets acquired	200,843

Deferred tax liabilities	(64,221)
Other	(6,468)

Total liabilities assumed	(70,689)

Net identifiable assets acquired	130,154
Goodwill	147,456

Net assets acquired	$277,610

The acquired in-process research and development assets of $169,000 consisted of two projects that were still in development at the acquisition date: Platform technology for $26,000 and Jaguar Plus technology for $143,000. The Platform technology is incorporated into an automated platform that performs molecular diagnostics on certain specimens. The Jaguar Plus technology incorporates the Platform technology as well as additional technology to perform assays or molecular tests. The fair values of these projects were determined based on the present value of projected cash flows utilizing an income approach reflecting the appropriate risk-adjusted discount rate based on the applicable technological and commercial risk of each project. During the third quarter of fiscal year 2010, the Platform technology project was completed, and, as a result, the $26,000 associated with this project was reclassified from Other Intangibles, Net to Core and Developed Technology, Net and is being amortized over its estimated useful life of 20 years. Substantially all of the cash flows expected to be generated from the technology will occur over this period. During the fourth quarter of fiscal year 2012, the Jaguar Plus Platform technology project was completed, and, as a result, the $143,000 associated with this project was reclassified from Other Intangibles, Net to Core and Developed Technology, Net and is being amortized over its estimated useful life of 14 years. Substantially all of the cash flows expected to be generated from the technology will occur over this period.

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

Becton, Dickinson and Company

Notes to Consolidated Financial Statements — (Continued)

supply agreement. Because the terms of the contract were determined to represent fair value at the acquisition date, the Company did not record any gain or loss separately from the acquisition.

Note 10 — Divestitures

On April 10, 2012, the Company signed a definitive agreement to sell its BD Biosciences — Discovery Labware unit, excluding its Advanced Bioprocessing platform, to Corning Incorporated, the world leader in specialty glass and ceramics. This sale was completed on October 31, 2012 and gross cash proceeds from the sale were approximately $728,000, subject to post-closing adjustments. The Company expects to record a gain on the sale within discontinued operations in the first quarter of fiscal year 2013.

Assets held for sale associated with the Discovery Labware disposal group included the following at September 30, 2012:

Inventory	$49,818
Other current assets	449
Property, plant and equipment, net	76,732
Other intangibles, net	8,858

Assets held for sale	$135,857

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

Results of discontinued operations, which were primarily associated with the Discovery Labware disposal group, for the years ended September 30 were as follows:

	2012	2011	2010
Revenues	$238,376	$248,016	$415,668

Income from discontinued operations before income taxes	91,667	105,310	276,392
Less income tax provision	31,268	35,199	73,626

Income from discontinued operations, net	$60,399	$70,111	$202,766

Becton, Dickinson and Company

Notes to Consolidated Financial Statements — (Continued)

Note 11 — Intangible Assets

Other intangible assets at September 30 consisted of:

	2012		2011
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets
Core and developed technology	$856,585	$344,911	$685,191	$304,292
Product rights	163,465	12,232	152,140	1,268
Patents, trademarks, and other	325,998	240,036	309,337	230,542

	$1,346,048	$597,179	$1,146,668	$536,102

Unamortized intangible assets
Acquired in-process research and development	$61,138		$185,300
Trademarks	2,677		2,669

	$63,815		$187,969

Intangible amortization expense was $71,437, $53,713 and $46,964 in 2012, 2011 and 2010, respectively. The estimated aggregate amortization expense for the fiscal years ending September 30, 2013 to 2017 are as follows: 2013 — $77,004; 2014 — $77,206; 2015 — $76,029; 2016 — $72,059; 2017 — $69,813.

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

The total notional amounts of the Company’s outstanding foreign exchange contracts as of September 30, 2012 and 2011 were $2,020,698 and $2,209,780, respectively.

From time to time, the Company may partially hedge forecasted export sales denominated in foreign currencies using forward and option contracts, generally with one-year terms. The Company’s hedging program has been designed to mitigate exposures resulting from movements of the U.S. dollar, from the beginning of a reporting period, against other foreign currencies. The Company’s strategy is to offset the changes in the present value of future foreign currency revenue resulting from these movements with either gains or losses in the fair value of foreign currency derivative contracts. Forward contracts were used to hedge forecasted sales in fiscal year 2010. The Company did not enter into contracts to hedge cash flows for fiscal year 2011 and 2012 and as of September 30, 2012, the Company had not entered into such contracts to hedge cash flows for fiscal year 2013.

Becton, Dickinson and Company

Notes to Consolidated Financial Statements — (Continued)

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

Changes in the fair value of the interest rate swaps designated as cash flow hedges (i.e., hedging the exposure to variability in expected future cash flows that is attributable to a particular risk) are offset by amounts recorded in Other comprehensive income (loss). If interest rate derivatives designated as cash flow hedges are terminated, the balance in Accumulated other comprehensive income (loss) attributable to those derivatives is reclassified into earnings over the remaining life of the hedged debt. The amount, related to terminated interest rate swaps, expected to be reclassified and recorded in Interest expense within the next 12 months is $5,370, net of tax.

The total notional amounts of the Company’s outstanding interest rate swaps designated as fair value hedges were $200,000 at both September 30, 2012 and September 30, 2011. The outstanding swap represents a fixed-to-floating rate swap agreement that was entered into to convert the interest payments on $200,000 in 4.55% notes, due April 15, 2013, from the fixed rate to a floating interest rate based on LIBOR.

The Company had no outstanding interest rate swaps designated as cash flow hedges as of September 30, 2012. The total notional amount of the Company’s outstanding interest rate swaps designated as cash flow hedges as of September 30, 2011 was $900,000 and included forward starting fixed-to-floating rate swap agreements under which the Company agreed to pay a fixed interest rate and receive a floating interest rate based on LIBOR, subject to mandatory termination and cash settlement on the forward start date. These hedges were entered into during the fourth quarter of fiscal year 2011 in anticipation of issuing new long-term debt in the first quarter of fiscal year 2012. Their purpose was to partially hedge the risk of changes in interest payments attributable to changes in the benchmark interest rate (the U.S. Dollar LIBOR swap rate) against which the debt was issued. These swaps were terminated on November 3, 2011, concurrent with the issuance of the new long-term debt. Additional disclosures regarding the Company’s issuance of debt in the first quarter of fiscal year 2012 are included in Note 14.

Other Risk Exposures

The Company purchases resins, which are oil-based components used in the manufacture of certain products. Significant increases in world oil prices that lead to increases in resin purchase costs could impact future operating results. From time to time, the Company has managed price risks associated with these commodity purchases. The Company had no commodity forward contracts outstanding as of September 30, 2011. In July 2012, the Company entered into cash-settled forward contracts to hedge approximately 16% of its expected global resin purchase volumes in fiscal year 2013. These contracts were designated as cash flow hedges and the total notional amount of these contracts at September 30, 2012 was $22,534.

Becton, Dickinson and Company

Notes to Consolidated Financial Statements — (Continued)

Effects on Consolidated Balance Sheets

The location and amounts of derivative instrument fair values in the consolidated balance sheet are segregated below between designated, qualifying hedging instruments and ones that are not designated for hedge accounting.

	September 30, 2012	September 30, 2011
Asset derivatives-designated for hedge accounting
Interest rate swap	$2,353	$5,959

Asset derivatives-undesignated for hedge accounting
Forward exchange contracts	$17,197	$37,198

Total asset derivatives(A)	$19,550	$43,157

Liability derivatives-designated for hedge accounting
Interest rate swaps	$—	$69,103
Commodity forward contracts	1,666	—

Total liability derivatives-designated for hedge accounting	$1,666	$69,103

Liability derivatives-undesignated for hedge accounting
Forward exchange contracts	$16,563	$39,589

Total liability derivatives(B)	$18,229	$108,692

(A)	All asset derivatives are included in Prepaid expenses, deferred taxes and other.

(B)	All liability derivatives are included in Accrued expenses.

Effects on Consolidated Statements of Income

Cash flow hedges

The location and amount of gains and losses on designated derivative instruments recognized in the consolidated statement of income for the years ended September 30, consisted of:

Derivatives Accounted for as Designated Cash Flow Hedging Relationships	Gain (Loss) Recognized in OCI on Derivatives, Net of Tax			Location of Gain (Loss) Reclassified from Accumulated OCI into Income	Gain (Loss) Reclassified from Accumulated OCI into Income
	2012	2011	2010		2012	2011	2010
Forward exchange contracts	$—	$—	$43,624	Revenues	$—	$—	$(31,471)
Interest rate swaps	5,746	(33,200)	1,238	Interest expense	(7,871)	(1,656)	(1,996)
Commodity forward contracts	(1,033)	—	22	Cost of products sold	—	—	(35)

Total	$4,713	$(33,200)	$44,884		$(7,871)	$(1,656)	$(33,502)

The Company’s designated derivative instruments are highly effective. As such, there were no gains or losses, related to hedge ineffectiveness or amounts excluded from hedge effectiveness testing, recognized immediately in income relative to these swaps for the years ended September 30, 2012, 2011 and 2010.

The amounts recorded in Other comprehensive income (loss) on interest rate swaps for fiscal year 2012, 2011, and 2010 included amortization of amounts related to terminated hedges. The gain recorded in Other

Becton, Dickinson and Company

Notes to Consolidated Financial Statements — (Continued)

comprehensive income (loss) for fiscal year 2012 also included the increase in the value of interest rate swaps entered into during the fourth quarter of fiscal year 2011 to partially hedge interest rate risk associated with the anticipated issuance of $500,000 of 5-year 1.75% notes and $1,000,000 of 10-year 3.125% notes in the first quarter of fiscal year 2012. These swaps were designated as hedges of the variability in interest payments attributable to changes in the benchmark interest rates against which the long-term debt was priced and they were terminated at a loss in November 2011, concurrent with the pricing of the notes.

The loss recognized in Other comprehensive income (loss) for interest rate swaps for fiscal year 2011 included unrealized losses, due to a decrease in fair market value, on the interest rate swaps discussed above. These unrealized losses on the interest rate swaps entered into during the fourth quarter of 2011 were partially offset by gains realized on interest rate swaps that were entered into in the first quarter of 2011 in anticipation of issuing $700,000 of 10-year 3.25% notes and $300,000 of 30-year 5.00% notes. These swaps were designated as hedges of the variability in interest payments attributable to changes in the benchmark interest rates against which the long-term debt was priced and they were terminated at a gain in November 2010, concurrent with the pricing of the notes.

The realized gains and losses on the swaps terminated in both November 2011 and 2010 will be amortized over the lives of the notes with an offset to interest expense. Additional disclosures regarding the issuances of debt in the first quarters of fiscal years 2012 and 2011 are included in Note 14.

Fair value hedge

The location and amount of gains or losses on the hedged fixed rate debt attributable to changes in the market interest rates and the offsetting gain (loss) on the related interest rate swap for the years ended September 30 were as follows:

Income Statement Classification	Gain/(Loss) on Swap			Gain/(Loss) on Borrowings
	2012	2011	2010	2012	2011	2010
Other income (expense)(A)	$(3,607)	$(2,650)	$6,638	$3,607	$2,650	$(6,638)

(A)	Changes in the fair value of the interest rate swap offset changes in the fair value of the fixed rate debt due to changes in market interest rates. There was no hedge ineffectiveness relating to this interest rate swap.

Undesignated hedges

The location and amount of gains and losses recognized in income on derivatives not designated for hedge accounting for the years ended September 30 were as follows:

Derivatives Not Designated as For Hedge Accounting	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivative
		2012	2011	2010
Forward exchange contracts(B)	Other income (expense)	$(6,801)	$(1,443)	$(6,606)

(B)	The gains and losses on forward contracts and currency options utilized to hedge the intercompany transactional foreign exchange exposures are largely offset by gains and losses on the underlying hedged items in Other (expense) income.

Becton, Dickinson and Company

Notes to Consolidated Financial Statements — (Continued)

Note 13 — Financial Instruments and Fair Value Measurements

Recurring Fair Value Measurements

The fair values of financial instruments, including those not recognized on the statement of financial position at fair value, carried at September 30, 2012 and 2011 are classified in accordance with the fair value hierarchy in the tables below:

		Basis of Fair Value Measurement
	September 30, 2012 Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Institutional money market investments	$1,065,629	$1,065,629	$—	$—
Forward exchange contracts	17,197	—	17,197	—
Interest rate swap	2,353	—	2,353	—

Total Assets	$1,085,179	$1,065,629	$19,550	$—

Liabilities
Forward exchange contracts	$16,563	$—	$16,563	$—
Commodity forward contracts	1,666	—	1,666	—
Contingent consideration liabilities	20,261	—	—	20,261

Total Liabilities	$38,490	$—	$18,229	$20,261

		Basis of Fair Value Measurement
	September 30, 2011 Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Institutional money market investments	$590,515	$590,515	$—	$—
Forward exchange contracts	37,198	—	37,198	—
Interest rate swap	5,959	—	5,959	—

Total Assets	$633,672	$590,515	$43,157	$—

Liabilities
Forward exchange contracts	$39,589	$—	$39,589	$—
Interest rate swaps	69,103	—	69,103	—

Total Liabilities	$108,692	$—	$108,692	$—

The Company’s institutional money market accounts permit daily redemption and the fair values of these investments are based upon the quoted prices in active markets provided by the holding financial institutions. The Company’s remaining cash equivalents totaling $605,536 and $584,767 at September 30, 2012 and 2011, respectively. Short-term investments are held to their maturities and are carried at cost, which approximates fair

Becton, Dickinson and Company

Notes to Consolidated Financial Statements — (Continued)

value. The cash equivalents consist of liquid investments with a maturity of three months or less and the short-term investments consist of instruments with maturities greater than three months and less than one year.

The Company measures the fair value of forward exchange contracts and currency options using an income approach with significant observable inputs, specifically spot currency rates, market designated forward currency prices and a discount rate. The fair value of interest rate swaps are provided by the financial institutions that are counterparties to these arrangements.

Long-term debt is recorded at amortized cost. The fair value of long-term debt is measured based upon quoted prices in active markets for similar instruments, which are considered Level 2 inputs in the fair value hierarchy. The fair value of long-term debt was $4,317,059 and $2,839,697 at September 30, 2012 and 2011, respectively. The fair value of $200,000 of 4.55% notes due on April 15, 2013, that were reclassified from long-term debt to short-term debt during the third quarter of fiscal year 2012, was $206,452 at September 30, 2012.

The contingent consideration liabilities were recognized as part of the consideration transferred in the Company’s acquisition of KIESTRA, which occurred in the second quarter of fiscal year 2012, and in the Company’s fourth quarter 2012 acquisition of Sirigen. The fair value of the contingent consideration liability was estimated using a probability-weighted discounted cash flow model that was based upon the probabilities assigned to the contingent events. The estimated fair value of the contingent consideration liability is remeasured at each reporting period based upon increases or decreases in the probability of the contingent payments. The change to the contingent consideration liabilities during fiscal year 2012 primarily relates to KIESTRA and is largely attributable to foreign currency translation. Additional disclosures regarding the contingent consideration liability are included in Note 9.

The Company’s policy is to recognize any transfers into fair value measurement hierarchy levels and transfers out of levels at the beginning of each reporting period. There were no transfers in and out of Level 1, Level 2 or Level 3 measurements for the years ending September 30, 2012 and 2011.

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

Accounts receivable balances include sales to government-owned or government-supported healthcare facilities in several countries, which are subject to delays. Payment is dependent upon the financial stability and creditworthiness of those countries’ national economies. Deteriorating credit and economic conditions in parts of Western Europe, particularly in Italy and Spain, may continue to increase the average length of time it takes the Company to collect its accounts receivable in certain regions within these countries. Outstanding governmental receivable balances, net of reserves, in Italy and Spain at September 30, 2012 were $71,390 and $42,866, respectively.

Becton, Dickinson and Company

Notes to Consolidated Financial Statements — (Continued)

The Company continually evaluates all governmental receivables for potential collection risks associated with the availability of government funding and reimbursement practices. The Company believes the current reserves related to all governmental receivables are adequate and that this concentration of credit risk will not have a material adverse impact on its financial position or liquidity.

Note 14 — Debt

Short-term debt at September 30 consisted of:

	2012	2011
Loans Payable
Domestic	$200,000	$200,000
Foreign	2,738	34,910
Current portion of long-term debt	202,404	22

	$405,142	$234,932

Domestic loans payable consist of commercial paper. Foreign loans payable consist of short-term borrowings from financial institutions. The weighted average interest rates for short-term debt were 1.35% and 1.20% at September 30, 2012 and 2011, respectively. The Company has available a $1 billion syndicated credit facility with an expiration date of May 2017. This credit facility provides backup support for the commercial paper program and can also be used for other general corporate purposes. The credit facility includes a provision that enables the Company, subject to additional commitments made by the lenders, to access up to an additional $500,000 in financing through the facility, for a maximum aggregate commitment of $1.5 billion. The credit facility also includes a restrictive covenant that requires a minimum interest coverage ratio, with which the Company was in compliance at September 30, 2012. There were no borrowings outstanding under the facility at September 30, 2012. In addition, the Company had short-term foreign lines of credit pursuant to informal arrangements of approximately $309,481 at September 30, 2012, almost all of which was unused.

On November 3, 2011, the Company issued $500,000 of 5-year 1.75% notes and $1 billion of 10-year 3.125% notes. The net proceeds from these issuances have been used for general corporate purposes, which may include funding for working capital, capital expenditures, repurchases of the Company’s common stock and acquisitions. On November 8, 2010, the Company issued $700,000 of 10-year 3.25% notes and $300,000 of 30-year 5.00% notes. The net proceeds from these issuances have been used for general corporate purposes, including funding for working capital, capital expenditures, repurchases of the Company’s common stock and acquisitions.

Becton, Dickinson and Company

Notes to Consolidated Financial Statements — (Continued)

Long-Term Debt at September 30 consisted of:

	2012	2011
Domestic notes due through 2014 (average year-end interest rate:
4.89% — 2012; 1.05% — 2011)	$4	$8,030
4.55% Notes due April 15, 2013	—	205,581
1.75% Notes due November 8, 2016	497,388	—
4.90% Notes due April 15, 2018	203,595	204,164
5.00% Notes due May 15, 2019	495,319	494,743
3.25% Notes due November 12, 2020	695,895	695,461
3.125% Notes due November 8, 2021	992,100	—
7.00% Debentures due August 1, 2027	168,000	168,000
6.70% Debentures due August 1, 2028	167,050	167,050
6.00% Notes due May 15, 2039	245,478	245,413
5.00% Notes due November 12, 2040	296,283	296,223

	$3,761,112	$2,484,665

Long-term debt balances at September 30, 2012 and 2011 have been impacted by certain interest rate swaps that have been designated as fair value hedges, as discussed in Note 12.

The aggregate annual maturities of long-term debt during the fiscal years ending September 30, 2013 to 2017 are as follows: 2013 — $202,404; 2014 — $3; 2015 — $0; 2016 — $0; 2017 — $497,388.

The Company capitalizes interest costs as a component of the cost of construction in progress. A summary of interest costs and payments for the years ended September 30 is as follows:

	2012	2011	2010
Charged to operations	$134,658	$84,019	$51,263
Capitalized	34,350	37,929	36,436

Total interest costs	$169,008	$121,948	$87,699

Interest paid, net of amounts capitalized	$118,842	$68,447	$58,401

Note 15 — Income Taxes

The provision for income taxes from continuing operations for the years ended September 30 consisted of:

	2012	2011	2010
Current:
Federal	$164,302	$168,226	$290,071
State and local, including Puerto Rico	9,710	21,441	21,979
Foreign	241,055	210,720	155,808

	$415,067	$400,387	$467,858

Deferred:
Domestic	$(29,279)	$(15,483)	$(32,648)
Foreign	(22,908)	32,100	16,687

	(52,187)	16,617	(15,961)

	$362,880	$417,004	$451,897

Becton, Dickinson and Company

Notes to Consolidated Financial Statements — (Continued)

The components of Income From Continuing Operations Before Income Taxes for the years ended September 30 consisted of:

	2012	2011	2010
Domestic, including Puerto Rico	$604,760	$843,068	$838,667
Foreign	867,648	774,819	728,074

	$1,472,408	$1,617,887	$1,566,741

Deferred tax assets and liabilities are netted on the balance sheet by separate tax jurisdictions. At September 30, 2012 and 2011, net current deferred tax assets of $253,577 and $287,143, respectively, were included in Prepaid expenses, deferred taxes and other. Net non-current deferred tax assets of $137,294 and $111,786, respectively, were included in Other. Net current deferred tax liabilities of $3,882 and $7,522, respectively, were included in Current Liabilities — Income taxes. Net non-current deferred tax liabilities of $72,330 and $58,553, respectively, were included in Deferred Income Taxes and Other. Deferred taxes are not provided on undistributed earnings of foreign subsidiaries that are indefinitely reinvested. At September 30, 2012, the cumulative amount of such undistributed earnings indefinitely reinvested outside the United States was $4.4 billion. Determining the tax liability that would arise if these earnings were remitted is not practicable. Deferred taxes are provided for earnings outside the United States when those earnings are not considered indefinitely reinvested.

The following table summarizes the gross amounts of unrecognized tax benefits without regard to reduction in tax liabilities or additions to deferred tax assets and liabilities if such unrecognized tax benefits were settled:

	2012	2011	2010
Balance at October 1	$135,494	$90,064	$50,547
Increase due to current year tax positions	36,723	37,792	27,662
Increase due to prior year tax positions	4,114	12,349	25,837
Decreases due to prior year tax positions	(3,423)	(1,815)	(11,509)
Decrease due to settlements and lapse of statute of limitations	(17,465)	(2,896)	(2,473)

Balance at September 30	$155,443	$135,494	$90,064

The total amount of unrecognized tax benefits, if recognized, would favorably impact the effective tax rate. Included in the above total is approximately $9,821 of interest and penalties, of which approximately $844 are reflected in the current year statement of operations. The Company includes interest and penalties associated with unrecognized tax benefits as a component of the Income tax provision on the Consolidated Statements of Income. The Company expects changes in the aggregate amount of unrecognized tax benefits that may occur within the next twelve months to be similar to the changes that occurred in the prior twelve months.

The Company conducts business and files tax returns in numerous countries and currently has tax audits in progress in a number of tax jurisdictions. The IRS has completed its audit for the tax years through 2008. For the Company’s other major tax jurisdictions where it conducts business, the Company’s tax years are generally open after 2006.

Becton, Dickinson and Company

Notes to Consolidated Financial Statements — (Continued)

Deferred income taxes at September 30 consisted of:

	2012		2011
	Assets	Liabilities	Assets	Liabilities
Compensation and benefits	$606,370	$—	$590,311	$—
Property and equipment	—	435,334	—	433,163
Loss and credit carryforwards	181,107	—	85,731	—
Other	339,751	218,559	360,893	218,571

	1,127,228	653,893	1,036,935	651,734
Valuation allowance	(158,676)	—	(52,347)	—

	$968,552	$653,893	$984,588	$651,734

Valuation allowances have been established as a result of an evaluation of the uncertainty associated with the realization of certain deferred tax assets. The change in the valuation allowance for 2012 is primarily the result of foreign losses due to the Company’s global re-organization of its foreign entities and these generally have no expiration date. Valuation allowances are also maintained with respect to deferred tax assets for certain federal and state carryforwards that may not be realized and that principally expire between 2013 and 2014.

A reconciliation of the federal statutory tax rate to the Company’s effective tax rate was as follows:

	2012	2011	2010
Federal statutory tax rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal tax benefit	0.2	1.2	1.0
Effect of foreign and Puerto Rico earnings and foreign tax credits	(8.2)	(7.5)	(5.6)
Effect of Research Credits and Domestic Production Activities,	(1.7)	(2.7)	(1.7)
Other, net	(0.7)	(0.2)	0.1

	24.6%	25.8%	28.8%

The approximate amounts of tax reductions related to tax holidays in various countries in which the Company does business were $83,240, $60,275 and $51,300, in 2012, 2011 and 2010, respectively. The tax holidays expire at various dates through 2026.

The Company made income tax payments, net of refunds, of $217,724 in 2012, $512,092 in 2011 and $391,965 in 2010.

Note 16 — Supplemental Financial Information

Other Income (Expense), Net

Other income (expense), net in 2012 was $(1,152), which primarily included equity investment net income and proceeds from investments of $12,084 as well as income from license and other agreements of $5,491. These amounts were partially offset by foreign exchange losses (inclusive of hedging costs) of $(19,331).

Other income (expense), net in 2011 was $(7,164), which primarily included gains recognized on the sale of assets of $1,902, equity investment net income of $3,017 and income from license and other agreements of $4,479, partially offset by foreign exchange losses (inclusive of hedging costs) of $(13,144) and the write-down of investments of $(3,304).

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

Becton, Dickinson and Company

Notes to Consolidated Financial Statements — (Continued)

Trade Receivables, Net

Allowances for doubtful accounts and cash discounts netted against trade receivables were $44,959 and $43,283 at September 30, 2012 and 2011, respectively. The amounts recognized in 2012, 2011 and 2010 relating to these valuation accounts are provided in the following table:

	Allowance for Doubtful Accounts		Allowance for Cash Discounts	Total
Balance at September 30, 2009	$40,285		$8,224	$48,509
Additions charged to costs and expenses	6,487		31,944	38,431
Deductions and other	(6,373	)(A)	(34,249)	(40,622)

Balance at September 30, 2010	$40,399		$5,919	$46,318
Additions charged to costs and expenses	12,510		26,147	38,657
Deductions and other	(17,360	)(A)	(24,332)	(41,692)

Balance at September 30, 2011	$35,549		$7,734	$43,283
Additions charged to costs and expenses	6,277		39,008	45,285
Deductions and other	(6,166	)(A)	(37,443)	(43,609)

Balance at September 30, 2012	$35,660		$9,299	$44,959

(A)	Accounts written off.

Inventories

Inventories at September 30 consisted of:

	2012	2011
Materials	$200,514	$176,955
Work in process	247,217	233,538
Finished products	792,948	834,479

	$1,240,679	$1,244,972

Property, Plant and Equipment, Net

Property, Plant and Equipment, Net at September 30 consisted of:

	2012	2011
Land	$102,385	$98,418
Buildings	2,193,919	2,153,362
Machinery, equipment and fixtures	4,669,431	4,549,805
Leasehold improvements	80,310	78,624

	7,046,045	6,880,209
Less accumulated depreciation and amortization	3,742,117	3,669,012

	$3,303,928	$3,211,197

Becton, Dickinson and Company

SUPPLEMENTARY DATA (UNAUDITED)

	2012
	1st	2nd	3rd	4th	Year
	Thousands of dollars, except per share amounts
Revenues	$1,831,720	$1,928,961	$1,980,530	$1,967,171	$7,708,382
Gross Profit	931,255	987,777	1,033,135	1,000,826	3,952,994
Income from Continuing Operations	248,544	275,124	311,581	274,278	1,109,528
Net Income	262,985	291,033	326,866	289,043	1,169,927
Earnings per Share(A):
Income from Continuing Operations	1.16	1.33	1.54	1.38	5.40
Income from Discontinued Operations	0.07	0.08	0.08	0.07	0.29
Basic Earnings per Share	1.23	1.41	1.62	1.45	5.69
Income from Continuing Operations	1.14	1.31	1.52	1.35	5.30
Income from Discontinued Operations	0.07	0.08	0.07	0.07	0.29
Diluted Earnings per Share	1.21	1.39	1.59	1.43	5.59

	2011
	1st	2nd	3rd	4th	Year
Revenues	$1,783,353	$1,860,614	$1,951,889	$1,988,181	$7,584,037
Gross Profit	943,187	969,352	1,029,237	1,017,140	3,958,915
Income from Continuing Operations	298,446	295,850	321,540	285,047	1,200,883
Net Income	315,937	312,019	343,058	299,980	1,270,994
Earnings per Share(A):
Income from Continuing Operations	1.31	1.34	1.47	1.32	5.43
Income from Discontinued Operations	0.08	0.07	0.10	0.07	0.32
Basic Earnings per Share	1.39	1.41	1.57	1.38	5.75
Income from Continuing Operations	1.28	1.31	1.44	1.29	5.31
Income from Discontinued Operations	0.08	0.07	0.10	0.07	0.31
Diluted Earnings per Share	1.36	1.38	1.53	1.36	5.62

Certain quarterly amounts may not add to the year-to-date totals due to rounding.

(A)	Total amounts may not add due to rounding.

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.    Controls and Procedures.

An evaluation was conducted by BD’s management, with the participation of BD’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of BD’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of September 30, 2012. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were, as of the end of the period covered by this report, effective and designed to ensure that material information relating to BD and its consolidated subsidiaries would be made known to them by others within these entities. There were no changes in BD’s internal control over financial reporting during the fiscal quarter ended September 30, 2012 identified in connection with the above-referenced evaluations that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting and the Report of Independent Registered Public Accounting Firm are contained in Item 8, Financial Statements and Supplementary Data, and are incorporated herein by reference.

Item 9B.    Other Information.

Not applicable.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

The information relating to directors and the Audit Committee of the BD Board of Directors required by this item will be contained under the captions “Proposal 1. Election of Directors” and “Board of Directors — Committee Membership and Function — Audit Committee” in a definitive proxy statement involving the election of directors, which the registrant will file with the SEC not later than 120 days after September 30, 2012 (the “2013 Proxy Statement”), and such information is incorporated herein by reference.

The information relating to executive officers required by this item is included herein in Part I under the caption “Executive Officers of the Registrant.”

Certain other information required by this item will be contained under the captions “Ownership of BD Common Stock — Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance — Code of Conduct” in BD’s 2013 Proxy Statement, and such information is incorporated herein by reference.

Item 11.    Executive Compensation.

The information required by this item will be contained under the captions “Board of Directors — Non-Management Directors’ Compensation,” “Compensation Discussion and Analysis,” “Report of the Compensation and Benefits Committee,” and “Compensation of Named Executive Officers” in BD’s 2013 Proxy Statement, and such information is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item will be contained under the caption “Ownership of BD Common Stock” in BD’s 2013 Proxy Statement, and such information is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

The information required by this item will be contained under the caption “Corporate Governance — Director Independence; Policy Regarding Related Person Transactions” in BD’s 2013 Proxy Statement, and such information is incorporated herein by reference.

Item 14.    Principal Accounting Fees and Services.

The information required by this item will be contained under the caption “Proposal 2. Ratification of Selection of Independent Registered Public Accounting Firm” in BD’s 2013 Proxy Statement, and such information is incorporated herein by reference.

PART IV

Item 15.    Exhibits, Financial Statement Schedules.

(a) Financial	Statements

The following consolidated financial statements of BD are included in Item 8 of this report:

•	Reports of Independent Registered Public Accounting Firm

•	Consolidated Statements of Income — Years ended September 30, 2012, 2011 and 2010

•	Consolidated Statements of Comprehensive Income — Years ended September 30, 2012, 2011 and 2010

•	Consolidated Balance Sheets — September 30, 2012 and 2011

•	Consolidated Statements of Cash Flows — Years ended September 30, 2012, 2011 and 2010

•	Notes to Consolidated Financial Statements

(b) Financial	Statement Schedules

See Note 16 to the Consolidated Financial Statements included in Item 8, Financial Statements and Supplementary Data.

(c) Exhibits

See the Exhibit Index beginning on page 92 hereof for a list of all management contracts, compensatory plans and arrangements required by this item (Exhibit Nos. 10(a) through 10(o)), and all other Exhibits filed or incorporated by reference as a part of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BECTON, DICKINSON AND COMPANY

By:	/s/ GARY DEFAZIO
Gary DeFazio Vice President and Corporate Secretary

Dated: November 21, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on the 21st day of November, 2012 by the following persons on behalf of the registrant and in the capacities indicated.

Name	Capacity

/s/ VINCENT A. FORLENZA (Vincent A. Forlenza)	Chairman, Chief Executive Officer and President (Principal Executive Officer)

/s/ SUKETU UPADHYAY (Suketu Upadhyay)	Acting Chief Financial Officer, Senior Vice President and Controller (Principal Financial Officer and Principal Accounting Officer)

Basil L. Anderson*	Director

Henry P. Becton, Jr.*	Director

Edward F. DeGraan*	Director

Claire M. Fraser*	Director

Christopher Jones*	Director

Marshall O. Larsen*	Director

Adel A.F. Mahmoud*	Director

Gary A. Mecklenburg*	Director

James F. Orr*	Director

Name	Capacity

Willard J. Overlock, Jr.*	Director

Rebecca W. Rimel*	Director

Bertram L. Scott*	Director

Alfred Sommer*	Director

*By:	/s/ GARY DEFAZIO
Gary DeFazio Attorney-in-fact

EXHIBIT INDEX

Exhibit Number	Description	Method of Filing
3(a)(i)	Restated Certificate of Incorporation, dated as of February 3, 2009	Incorporated by reference to Exhibit 3(a) to the registrant’s Quarterly Report on Form 10-Q for the period ended December 31, 2008
3(b)	By-Laws, as amended and restated as of July 26, 2011	Incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K dated July 26, 2011
4(d)	Indenture, dated as of March 1, 1997, between the registrant and The Bank of New York Mellon Trust Company, N.A. (as successor to JPMorgan Chase Bank)	Incorporated by reference to Exhibit 4(a) to Form 8-K filed by the registrant on July 31, 1997
The registrant hereby agrees to furnish to the Commission upon request a copy of any other instruments which define the rights of holders of long-term debt of the registrant.
10(a)	Form of Employment Agreement with executive officers relating to employment following a change of control of the registrant	Incorporated by reference to Exhibit 10(a) to the registrant’s Quarterly Report on Form 10-Q for the period ended December 31, 2008
10(b)	Stock Award Plan, as amended and restated as of January 31, 2006	Incorporated by reference to Exhibit 10(a) to the registrant’s Quarterly Report on Form 10-Q for the period ended December 31, 2005
10(c)	Performance Incentive Plan, as amended and restated September 23, 2008	Incorporated by reference to Exhibit 10(c) to the registrant’s Current Report on Form 8-K dated September 26, 2008
10(d)(i)	Deferred Compensation and Retirement Benefit Restoration Plan, as amended and restated as of October 1, 2009	Incorporated by reference to Exhibit 10(d)(i) to the registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2009
10(d)(ii)	1996 Directors’ Deferral Plan, as amended and restated as of October 1, 2009	Incorporated by reference to Exhibit 10(d)(ii) to the registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2009
10(e)(i)	1995 Stock Option Plan, as amended and restated January 27, 1998	Incorporated by reference to Exhibit 10(k) to the registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 1998
10(e)(ii)	Amendments dated as of April 24, 2000 to the 1995 Stock Option Plan, as amended and restated January 27, 1998	Incorporated by reference to Exhibit 10(k) to the registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2000
10(f)(i)	1998 Stock Option Plan	Incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q/A for the period ended March 31, 1998
10(f)(ii)	Amendments dated as of April 24, 2000 to the 1998 Stock Option Plan	Incorporated by reference to Exhibit 10(l) to the registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2000
10(g)	Australian, French and Spanish addenda to the Becton, Dickinson and Company Stock Option Plans	Incorporated by reference to Exhibit 10(m) to the registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 1998
10(h)	Indian addendum to the Becton, Dickinson and Company Stock Option Plans	Incorporated by reference to Exhibit 10(n) to registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 1999
10(i)	China and Japan addenda to Becton, Dickinson and Company Stock Option Plans	Incorporated by reference to Exhibit 10(n)(i) to registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2002

Exhibit Number	Description	Method of Filing
10(j)(i)	Non-Employee Directors 2000 Stock Option Plan	Incorporated by reference to Exhibit 10(o) to the registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2000
10(j)(ii)	Amendments dated as of April 24, 2000 to the Non-Employee Directors 2000 Stock Option Plan	Incorporated by reference to Exhibit 10(o) to the registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2000
10(k)	2002 Stock Option Plan	Incorporated by reference to Appendix A to the registrant’s Proxy Statement dated January 3, 2002
10(l)	Amended and Restated Aircraft Time Sharing Agreement between Becton, Dickinson and Company and Vincent A. Forlenza dated as of March 21, 2012	Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K dated March 27, 2012
10(m)	Amended and Restated Five-Year Credit Agreement, dated as of May 18, 2012 among the registrant and the banks named therein	Incorporated by reference to Exhibit 10 to the registrant’s Current Report on Form 8-K dated May 24, 2012
10(n)(i)	2004 Employee and Director Equity-Based Compensation Plan, as amended and restated as of November 20, 2012	Filed with this report
10(n)(ii)	Terms of Awards under 2004 Employee and Director Equity-Based Compensation Plan	Filed with this report
10(o)	Retiree medical agreement between Becton, Dickinson and Company and Jeffrey S. Sherman	Filed with this report
21	Subsidiaries of the registrant	Filed with this report
23	Consent of independent registered public accounting firm	Filed with this report
24	Power of Attorney	Filed with this report
31	Certifications of Chief Executive Officer and Chief Financial Officer, pursuant to SEC Rule 13(a)-14(a)	Filed with this report
32	Certifications of Chief Executive Officer and Chief Financial Officer, pursuant to Section 1350 of Chapter 63 of Title 18 of the U.S. Code	Filed with this report
101	The following materials from this report, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.

Copies of any Exhibits not accompanying this Form 10-K are available at a charge of 10 cents per page by contacting: Investor Relations, Becton, Dickinson and Company, 1 Becton Drive, Franklin Lakes, New Jersey 07417-1880, Phone: 1-800-284-6845.