Form 10-Q
period 2012-12-31
BECTON DICKINSON & CO
filed 2013-02-07
CIK 10795

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Shares Outstanding as of December 31, 2012
Common stock, par value $1.00	193,961,151

BECTON, DICKINSON AND COMPANY

FORM 10-Q

For the quarterly period ended December 31, 2012

ITEM 1. FINANCIAL STATEMENTS

BECTON, DICKINSON AND COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

Thousands of dollars

	December 31, 2012	September 30, 2012
	(Unaudited)
Assets

Current Assets:
Cash and equivalents	$1,917,472	$1,671,165
Short-term investments	594,640	509,566
Trade receivables, net	1,167,722	1,249,549
Inventories:
Materials	210,764	200,514
Work in process	262,627	247,217
Finished products	886,431	792,948

	1,359,822	1,240,679
Prepaid expenses, deferred taxes and other	437,816	515,255
Assets held for sale	—	135,857

Total Current Assets	5,477,472	5,322,071

Property, plant and equipment	7,132,403	7,046,045
Less allowances for depreciation and amortization	3,815,625	3,742,117

	3,316,778	3,303,928

Goodwill	1,097,691	1,076,077
Core and Developed Technology, Net	568,808	511,674
Other Intangibles, Net	304,074	301,010
Capitalized Software, Net	351,527	346,182
Other	513,087	499,967

Total Assets	$11,629,437	$11,360,909

Liabilities and Shareholders’ Equity

Current Liabilities:
Short-term debt	$408,243	$405,142
Payables and accrued expenses	1,595,539	1,572,913

Total Current Liabilities	2,003,782	1,978,055
Long-Term Debt	3,761,592	3,761,112
Long-Term Employee Benefit Obligations	1,103,891	1,224,148
Deferred Income Taxes and Other	290,703	261,705
Commitments and Contingencies	—	—
Shareholders’ Equity:
Common stock	332,662	332,662
Capital in excess of par value	1,969,138	1,920,035
Retained earnings	10,963,549	10,435,378
Deferred compensation	19,130	18,917
Common shares in treasury – at cost	(8,068,513)	(7,769,292)
Accumulated other comprehensive loss	(746,497)	(801,811)

Total Shareholders’ Equity	4,469,469	4,135,889

Total Liabilities and Shareholders’ Equity	$11,629,437	$11,360,909

See notes to condensed consolidated financial statements

BECTON, DICKINSON AND COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

Thousands of dollars, except per share data

(Unaudited)

	Three Months Ended December 31,
	2012	2011
Revenues	$1,900,192	$1,831,720

Cost of products sold	894,063	900,465
Selling and administrative	495,878	482,271
Research and development	118,162	112,227

Total Operating Costs and Expenses	1,508,103	1,494,963

Operating Income	392,089	336,757

Interest income	7,922	15,448
Interest expense	(35,029)	(29,378)
Other income (expense), net	714	(385)

Income From Continuing Operations Before Income Taxes	365,696	322,442

Income tax provision	95,447	73,898

Income From Continuing Operations	270,249	248,544

Income from Discontinued Operations, net	355,187	14,441

Net Income	$625,436	$262,985

Basic Earnings per Share:
Income from Continuing Operations	$1.38	$1.16
Income from Discontinued Operations	1.81	0.07

Basic Earnings per Share (A)	$3.18	$1.23

Diluted Earnings per Share:
Income from Continuing Operations	$1.35	$1.14
Income from Discontinued Operations	1.78	0.07

Diluted Earnings per Share	$3.13	$1.21

Dividends per Common Share	$0.495	$0.450

(A)	Total per share amounts may not add due to rounding.

See notes to condensed consolidated financial statements

BECTON, DICKINSON AND COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Thousands of dollars

(Unaudited)

	Three Months Ended December 31,
	2012	2011
Net Income	$625,436	$262,985

Other Comprehensive Income (Loss), Net of Tax
Foreign currency translation adjustments	37,925	(48,087)
Defined benefit pension and postretirement plans	13,604	143,747
Unrealized loss on investments, net of amounts recognized	(3)	(28)
Unrealized gains on cash flow hedges, net of amounts realized	3,788	1,814

Other Comprehensive Income, Net of Tax	55,314	97,446

Comprehensive Income	$680,750	$360,431

See notes to consolidated financial statements

BECTON, DICKINSON AND COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Thousands of dollars

(Unaudited)

	Three Months Ended December 31,
	2012	2011
Operating Activities
Net income	$625,436	$262,985
Less: Income from discontinued operations, net	355,187	14,441

Income from continuing operations	270,249	248,544
Adjustments to income from continuing operations to derive net cash provided by continuing operating activities, net of amounts acquired:
Depreciation and amortization	128,833	132,926
Share-based compensation	36,835	34,355
Deferred income taxes	(10,005)	29,171
Change in operating assets and liabilities	(103,426)	(80,190)
Pension obligation	(108,696)	(73,562)
Other, net	12,115	6,318

Net Cash Provided by Continuing Operating Activities	225,905	297,562

Investing Activities
Capital expenditures	(80,385)	(102,413)
Capitalized software	(14,834)	(12,503)
Purchases of investments, net	(85,625)	(109,982)
Acquisitions of businesses, net of cash acquired	(123,738)	—
Divestitures of businesses	720,862	—
Other, net	(24,988)	(25,776)

Net Cash Provided by (Used for) Continuing Investing Activities	391,292	(250,674)

Financing Activities
Change in short-term debt	4,145	(379)
Proceeds from long-term debt	—	1,488,285
Payments of debt	(10)	(31,454)
Repurchase of common stock	(299,999)	(399,873)
Excess tax benefits from payments under share-based compensation plans	4,896	3,736
Dividends paid	(96,841)	(96,154)
Issuance of common stock and other, net	8,992	(4,994)

Net Cash (Used for) Provided by Financing Activities	(378,817)	959,167

Discontinued Operations
Net cash provided by operating activities	7,545	16,996
Net cash used for investing activities	(264)	(1,353)

Net Cash Provided by Discontinued Operations	7,281	15,643

Effect of exchange rate changes on cash and equivalents	646	(702)

Net increase in cash and equivalents	246,307	1,020,996

Opening Cash and Equivalents	1,671,165	1,175,282

Closing Cash and Equivalents	$1,917,472	$2,196,278

See notes to condensed consolidated financial statements

BECTON, DICKINSON AND COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Dollar and share amounts in thousands, except per share data

December 31, 2012

Note 1 – Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, in the opinion of the management of the Company, include all adjustments which are of a normal recurring nature, necessary for a fair presentation of the financial position and the results of operations and cash flows for the periods presented. However, the financial statements do not include all information and accompanying notes required for a presentation in accordance with U.S. generally accepted accounting principles. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included or incorporated by reference in the Company’s 2012 Annual Report on Form 10-K. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year.

Note 2 – Earnings per Share

The weighted average common shares used in the computations of basic and diluted earnings per share (shares in thousands) were as follows:

	Three Months Ended December 31,
	2012	2011
Average common shares outstanding	196,427	214,300
Dilutive share equivalents from share-based plans	3,143	3,334

Average common and common equivalent shares outstanding – assuming dilution	199,570	217,634

Note 3 – Contingencies

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

On April 27, 2009, the Company entered into a settlement agreement with the Distributor Plaintiffs in these actions. The settlement agreement provides for, among other things, the payment by the Company of $45,000 in exchange for a release by all potential class members of the direct purchaser claims under federal antitrust laws related to the products and acts enumerated in the complaint, and a dismissal of the case with prejudice, insofar as it relates to direct purchaser claims. The release would not cover potential class members that affirmatively opt out of the settlement or indirect purchaser claims. On September 30, 2010, the District Court denied a motion to approve the settlement agreement, ruling that the Hospital Plaintiffs, and not the Distributor Plaintiffs, are the direct purchasers with standing to sue under federal antitrust laws. On June 5, 2012, the U.S. Court of Appeals for the Third Circuit reversed the District Court’s standing decision and ruled that the Distributor Plaintiffs, not the Hospital Plaintiffs, are direct purchasers entitled to pursue damages. The Hospital Plaintiffs requested that the ruling be reconsidered, but that request was denied. The District Court preliminarily approved the settlement in November 2012, following which the settlement funds were placed in escrow by the Company. The settlement remains subject to final approval by the District Court. A hearing is scheduled before the District Court in March 2013 to rule on final approval of the settlement. The Company currently cannot estimate the range of reasonably possible losses with respect to these class action matters beyond the $45,000 settlement, that has been paid in escrow, and changes to the amount already recognized may be required in the future as additional information becomes available.

In June 2007, Retractable Technologies, Inc. (“RTI”) filed a complaint against the Company under the caption Retractable Technologies, Inc. vs. Becton Dickinson and Company (Civil Action No. 2:07-cv-250, U.S. District Court, Eastern District of Texas). RTI alleges that the BD IntegraTM syringes infringe patents licensed exclusively to RTI. In its complaint, RTI also alleges that the Company engaged in false advertising with respect to certain of the Company’s safety-engineered products in violation of the Lanham Act; acted to exclude RTI from various product markets and to maintain its market share through, among other things, exclusionary contracts in violation of state and federal antitrust laws; and engaged in unfair competition. In January 2008, the court severed the patent and non-patent claims into separate cases, and stayed the non-patent claims during the pendency of the patent claims at the trial court level. RTI seeks money damages and injunctive relief. On April 1, 2008, RTI filed a complaint against BD under the caption Retractable Technologies, Inc. and Thomas J. Shaw v. Becton Dickinson and Company (Civil Action No.2:08-cv-141, U.S. District Court, Eastern District of Texas). RTI alleges that the BD IntegraTM syringes infringe another patent licensed exclusively to RTI. RTI seeks money damages and injunctive relief. On August 29, 2008, the court ordered the consolidation of the patent cases. On November 9, 2009, at a trial of these consolidated cases, the jury rendered a verdict in favor of RTI on all but one of its infringement claims, but did not find any willful infringement, and awarded RTI $5,000 in damages. On May 19, 2010, the court granted RTI’s motion for a permanent injunction against the continued sale by the Company of its BD IntegraTM products in their current form, but stayed the injunction for the duration of the Company’s appeal. At the same time, the court lifted a stay of RTI’s non-patent claims. On July 8, 2011, the Court of Appeals for the Federal Circuit reversed the District Court judgment that the Company’s 3ml BD Integra™ products infringed the asserted RTI patents and affirmed the District Court judgment of infringement against the Company’s discontinued 1ml BD Integra™ products. On October 31, 2011, the Federal Circuit Court of Appeals denied RTI’s request for an en banc rehearing. In January 2013, RTI’s petition for review with the U.S. Supreme Court was denied.

No date has been set yet for the trial on RTI’s antitrust and false advertising claims. With respect to RTI’s antitrust and false advertising claims, BD cannot estimate the possible loss or range of possible loss as there are significant legal and factual issues to be resolved. These include discovery regarding RTI’s alleged damages and liability theories, which has not been completed. Each party has filed motions seeking to exclude portions of the other party’s expert testimony and to preclude the other party from introducing certain other evidence at trial. In the event that RTI ultimately succeeds at trial and subsequent appeals on its antitrust and false advertising claims, any potential loss could be material as RTI is seeking to recover substantial damages including disgorgement of profits and damages under the federal antitrust laws, which are trebled. BD believes RTI’s allegations are without merit.

On October 19, 2009, Gen-Probe Incorporated (“Gen-Probe”) filed a patent infringement action against BD in the U.S. District Court for the Southern District of California. The complaint alleges that the BD Viper™ and BD Viper™ XTR™ systems and BD ProbeTec™ specimen collection products infringe certain U.S. patents of Gen-Probe. On March 23, 2010, Gen-Probe filed a complaint, also in the U.S. District Court for the Southern District of California, alleging that the BD MaxTM instrument infringes Gen-Probe patents. The patents alleged to be infringed are a subset of the Gen-Probe patents asserted against the Company in the October 2009 suit. On June 8, 2010, the court consolidated these cases. On December 1, 2012, the Company entered into a settlement agreement with Gen-Probe, under which the Company is granted a license to make, use and sell products accused of infringing Gen-Probe patents in the action. The payments that the Company will make to Gen-Probe under the settlement, which include a settlement payment, a licensing fee and ongoing royalties, are not material to the Company’s consolidated results of operations and consolidated cash flows. Following the settlement, the case was dismissed with prejudice.

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

Note 4 – Segment Data

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

	Three Months Ended December 31,
	2012	2011
Revenues (A)
Medical	$983,373	$950,397
Diagnostics	651,925	620,743
Biosciences	264,894	260,580

	$1,900,192	$1,831,720

Segment Operating Income
Medical	$288,182	$253,735
Diagnostics	170,009	165,364
Biosciences	65,042	61,156

Total Segment Operating Income	523,233	480,255
Unallocated Items (B)	(157,537)	(157,813)

Income from Continuing Operations Before Income Taxes	$365,696	$322,442

(A)	Intersegment revenues are not material.
(B)	Includes primarily interest, net; foreign exchange; corporate expenses; and share-based compensation expense.

	Three Months Ended December 31,
	2012	2011
Revenues by Organizational Units
BD Medical
Medical Surgical Systems	$535,938	$522,308
Diabetes Care	242,802	225,920
Pharmaceutical Systems	204,633	202,169

	983,373	950,397

BD Diagnostics
Preanalytical Systems	334,767	316,622
Diagnostic Systems	317,158	304,121

	651,925	620,743

BD Biosciences	264,894	260,580

	$1,900,192	$1,831,720

Revenues by geographic areas were as follows:

	Three Months Ended December 31,
	2012	2011
Total Revenues
United States	$830,101	$806,218
International	1,070,091	1,025,502

	$1,900,192	$1,831,720

Note 5 – Share-Based Compensation

The Company grants share-based awards under the 2004 Employee and Director Equity-Based Compensation Plan (the “2004 Plan”), which provides long-term incentive compensation to employees and directors. The Company believes that such awards align the interests of its employees and directors with those of its shareholders.

The fair value of share-based payments is recognized as compensation expense in net income. For the three months ended December 31, 2012 and 2011, compensation expense charged to income was $36,835 and $34,355, respectively. Share-based compensation attributable to discontinued operations was not material.

The amount of unrecognized compensation expense for all non-vested share-based awards as of December 31, 2012 was approximately $160,493, which is expected to be recognized over a weighted-average remaining life of approximately 2.4 years.

The fair values of stock appreciation rights granted during the annual share-based grants in November of 2012 and 2011, respectively, were estimated on the date of grant using a lattice-based binomial valuation model based on the following assumptions:

	2013	2012
Risk-free interest rate	1.33%	1.67%
Expected volatility	21.00%	22.00%
Expected dividend yield	2.60%	2.50%
Expected life	8.0 years	7.9 years
Fair value derived	$12.08	$12.61

Note 6 – Benefit Plans

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

Effective January 1, 2013, all plan participants’ benefits in the U.S. defined benefit traditional pension plan, which provided benefits to participants based upon a final average pay formula, were converted to a defined benefit cash balance pension plan. Upon conversion, each individual plan participant received an opening balance equal to the actuarial equivalent of individual benefits accrued under the defined benefit traditional pension plan through December 31, 2012. Following conversion, a participant will subsequently accrue benefits under the cash balance plan through monthly pay credits based upon the plan participant’s age and length of service. Upon approval and communication of this benefit plan amendment to affected employees during the first quarter of fiscal year 2012, the Company remeasured its U.S. defined pension on November 30, 2011 and this interim remeasurement reduced the net pension cost for fiscal year 2012 by $40,200.

The Company’s November 30, 2011 benefit plan remeasurement was based upon a discount rate of 5.1%, compared with the discount rate of 4.9% used on the September 30, 2011 measurement date. The increase in the discount rate reduced total fiscal year 2012 net pension cost by $5,300 and this change in the projected benefit obligation was recognized in Other comprehensive income (loss) as an actuarial gain. An increase in plan assets held as of November 30, 2011 compared with assets held as of September 30, 2011 also reduced total fiscal year 2012 net pension cost by $6,200. Total fiscal year 2012 net pension cost was reduced by $28,700 for negative prior service cost.

Net pension and postretirement cost included the following components for the three months ended December 31:

	Pension Plans		Other Postretirement Benefits
	2012	2011	2012	2011
Service cost	$20,943	$23,029	$1,443	$1,470
Interest cost	21,684	27,989	2,518	3,215
Expected return on plan assets	(29,084)	(31,772)	—	—
Amortization of prior service credit	(3,260)	(3,370)	(285)	(173)
Amortization of loss	18,731	17,196	977	1,162

Net pension and postretirement cost	$29,014	$33,072	$4,653	$5,674

Postemployment benefit costs for the three months ended December 31, 2012 and 2011 were $11,694 and $8,995, respectively.

Note 7 – Acquisition

Safety Syringes

On December 24, 2012, the Company acquired a 100% interest in Safety Syringes, Inc., (“Safety Syringes”), a privately held California-based company that specializes in the development of anti-needlestick devices for prefilled syringes. This acquisition is intended to broaden the Company’s existing healthcare worker safety offerings to include passive safety technologies.

The fair value of consideration transferred was $124,088 which included $123,738 in cash, net of $1,262 in cash acquired. The fair value of consideration transferred also included $350 for the effective settlement of an intangible asset associated with a preexisting licensing arrangement the Company entered into with Safety Syringes in fiscal year 2005. The terms of the licensing arrangement were determined to represent fair value at the acquisition date, and as such, the Company did not record any gain or loss separately from the acquisition.

The acquisition was accounted for under the acquisition method of accounting for business combinations and Safety Syringes’ results of operations were included in the Medical segment’s results from the acquisition date. Pro forma information is not provided as the acquisition did not have a material effect on the Company’s consolidated results. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date. These fair values are based upon the information available as of December 31, 2012 and, because the acquisition occurred late in the first quarter of fiscal year 2013, the fair values represent provisional estimates that may likely be adjusted upon the availability of further information regarding events or circumstances existing at the acquisition date.

Developed technology	$70,700
Other intangibles	4,840
Property, plant and equipment, net	6,853
Trade receivables, net	6,512
Other	6,507

Total identifiable assets acquired	95,412

Other liabilities assumed	(10,466)

Net identifiable assets acquired	84,946

Goodwill	39,142

Net assets acquired	$124,088

The developed technology asset of $70,700 represents Safety Syringes’ developed anti-needlestick technology. The technology’s fair value was determined based on the present value of projected cash flows utilizing an income approach which reflected a risk-adjusted discount rate of 16%. The technology will be amortized over an expected useful life of 15 years, the period over which the technology is expected to generate substantial cash flows.

The $39,142 of goodwill was allocated to the Medical segment. Goodwill typically results through expected synergies from combining operations of an acquiree and an acquirer as well as from intangible assets that do not qualify for separate recognition. The goodwill recognized as a result of this acquisition includes, among other things, the synergies expected from complementing the Company’s existing healthcare safety offerings with passive anti-needlestick technologies. Additionally, synergies are expected to result from expanding the market for the passive anti-needlestick offerings through the Company’s broader global sales organization and customer relationships. This goodwill is expected to be deductible for tax purposes. The Company recognized $1,980 of acquisition-related costs that were expensed in the current year-to-date period and reported in the Consolidated Statements of Income as Selling and administrative.

Note 8 – Divestiture

On October 31, 2012, the Company completed the sale of its BD Biosciences—Discovery Labware unit, excluding its Advanced Bioprocessing platform, to Corning Incorporated. Gross cash proceeds from the sale were approximately $724,400, subject to post-closing adjustments, and the Company recognized a pre-tax gain on sale from this divestiture of $562,754. The after-tax gain recognized from this divestiture was $349,409. As a result of this divestiture, the Company derecognized $16,601 of goodwill, allocated based upon the relative fair values of the disposed assets.

The Company has agreed to perform some contract manufacturing and other transition services for a defined period after the sale; however, the Company will not have the ability to exert significant influence over the Discovery Labware disposal group after the sale, and cash flows associated with these activities are not expected to be material. The net cash flows from these activities are reported in the Consolidated Statements of Income as Other income (expense).

The results of operations associated with the Discovery Labware disposal group are reported as discontinued operations for all periods presented in the accompanying Condensed Consolidated Statements of Income and Cash Flows and related disclosures.

Results of discontinued operations were as follows:

	Three Months Ended December 31,
	2012	2011
Revenues	$20,302	$55,973

Income from discontinued operations before income taxes	571,523	21,768
Less income tax provision	216,336	7,327

Income from discontinued operations, net	$355,187	$14,441

Note 9 – Intangible Assets

Intangible assets consisted of:

	December 31, 2012		September 30, 2012
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets
Core and developed technology	$924,885	$356,077	$856,585	$344,911
Product rights	161,495	14,789	163,465	12,232
Patents, trademarks, and other	337,799	244,390	325,998	240,036

	$1,424,179	$615,256	$1,346,048	$597,179

Unamortized intangible assets
Acquired in-process research and development	$61,281		$61,138
Trademarks	2,678		2,677

	$63,959		$63,815

Intangible amortization expense for the three months ended December 31, 2012 and 2011 was $19,319 and $16,173, respectively.

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

The total notional amounts of the Company’s outstanding foreign exchange contracts as of December 31, 2012 and September 30, 2012 were $1,661,654 and $2,020,698, respectively.

From time to time, the Company may partially hedge forecasted export sales denominated in foreign currencies using forward and option contracts, generally with one-year terms. The Company’s hedging program has been designed to mitigate exposures resulting from movements of the U.S. dollar, from the beginning of a reporting period, against other foreign currencies. The Company’s strategy is to offset the changes in the present value of future foreign currency revenue resulting from these movements with either gains or losses in the fair value of foreign currency derivative contracts. The Company did not enter into contracts to hedge cash flows for fiscal year 2012 and, as of December 31, 2012, the Company had not entered into such contracts to hedge cash flows for fiscal year 2013.

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

Changes in the fair value of the interest rate swaps designated as cash flow hedges (i.e., hedging the exposure to variability in expected future cash flows that is attributable to a particular risk) are offset by amounts recorded in Other comprehensive income (loss). If interest rate derivatives designated as cash flow hedges are terminated, the balance in Accumulated other comprehensive income (loss) attributable to those derivatives is reclassified into earnings over the remaining life of the hedged debt. The amount, related to terminated interest rate swaps, expected to be reclassified and recorded in Interest expense within the next 12 months is $5,383, net of tax.

The total notional amounts of the Company’s outstanding interest rate swaps designated as fair value hedges were $200,000 at both December 31, 2012 and September 30, 2012. The outstanding swap represents a fixed-to-floating rate swap agreement that was entered into to convert the interest payments on $200,000 in 4.55% notes, due April 15, 2013, from the fixed rate to a floating interest rate based on LIBOR.

The Company had no outstanding interest rate swaps designated as cash flow hedges as of December 31, 2012 or as of September 30, 2012.

Other Risk Exposures

The Company purchases resins, which are oil-based components used in the manufacture of certain products. Significant increases in world oil prices that lead to increases in resin purchase costs could impact future operating results. From time to time, the Company has managed price risks associated with these commodity purchases. In July 2012, the Company entered into cash-settled forward contracts to hedge approximately 16% of its expected global resin purchase volumes in fiscal year 2013. These contracts were designated as cash flow hedges and the total notional amount of these contracts at December 31, 2012 and September 30, 2012 was $17,009 and $22,534, respectively.

Effects on Consolidated Balance Sheets

The location and amounts of derivative instrument fair values in the consolidated balance sheet are segregated below between designated, qualifying hedging instruments and ones that are not designated for hedge accounting.

	December 31, 2012	September 30, 2012
Asset derivatives-designated for hedge accounting
Interest rate swap	$1,244	$2,353
Commodity forward contracts	2,625	—

Total asset derivatives-designated for hedge accounting	3,869	2,353

Asset derivatives-undesignated for hedge accounting
Forward exchange contracts	14,097	17,197

Total asset derivatives (A)	$17,966	$19,550

Liability derivatives-designated for hedge accounting
Commodity forward contracts	$—	$1,666

Liability derivatives-undesignated for hedge accounting
Forward exchange contracts	7,321	16,563

Total liability derivatives (B)	$7,321	$18,229

(A)	All asset derivatives are included in Prepaid expenses, deferred taxes and other.
(B)	All liability derivatives are included in Accrued expenses.

Effects on Consolidated Statements of Income

Cash flow hedges

The location and amount of gains and losses on designated derivative instruments recognized in the consolidated statement of income for the three months ended December 31 consisted of:

Derivatives Accounted for as Designated Cash Flow Hedging Relationships	Gain (Loss) Recognized in OCI on Derivatives		Location of Gain (Loss) Reclassified from Accumulated OCI into Income	Gain (Loss) Reclassified from Accumulated OCI into Income
	2012	2011		2012	2011
Interest rate swaps	$1,339	$1,814	Interest expense	$(2,159)	$(1,528)
Commodity forward contracts	2,449	—	Cost of products sold	—	—

	$3,788	$1,814		$(2,159)	$(1,528)

The Company’s designated derivative instruments are highly effective. As such, there were no gains or losses, related to hedge ineffectiveness or amounts excluded from hedge effectiveness testing, recognized immediately in income for the three-month period ending December 31, 2012. The amount recorded in Other comprehensive income (loss) on interest rate swaps for the three months ended December 31, 2012 primarily represented the amortization of amounts related to terminated hedges. The gain recorded in Other comprehensive income (loss) for the three months ended December 31, 2011 included the amortization of amounts related to terminated hedges as well as the increase in the value of interest rate swaps entered into during the fourth quarter of fiscal year 2011 to partially hedge interest rate risk associated with the anticipated issuance of $500,000 of 5-year 1.75% notes and $1,000,000 of 10-year 3.125% notes in the first quarter of fiscal year 2012. These swaps were designated as hedges of the variability in interest payments attributable to changes in the benchmark interest rates against which the long-term debt was priced and they were terminated at a loss in November 2011, concurrent with the pricing of the notes.

Fair value hedge

The location and amount of gains or losses on the hedged fixed rate debt attributable to changes in the market interest rates and the offsetting gain (loss) on the related interest rate swap were as follows:

Income Statement Classification	Gain/(Loss) on Swap		Gain/(Loss) on Borrowings
	Three Months Ended December 31,		Three Months Ended December 31,
	2012	2011	2012	2011
Other income (expense) (A)	$(1,109)	$(1,155)	$1,109	$1,155

(A)	Changes in the fair value of the interest rate swap offset changes in the fair value of the fixed rate debt due to changes in market interest rates. There was no hedge ineffectiveness relating to this interest rate swap.

Undesignated hedges

The location and amount of gains and losses recognized in income on derivatives not designated for hedge accounting were as follows:

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
		Three Months Ended December 31,
		2012	2011
Forward exchange contracts (B)	Other income (expense)	$13,084	$(2,864)

(B)	The gains and losses on forward contracts and currency options utilized to hedge the intercompany transactional foreign exchange exposures are largely offset by gains and losses on the underlying hedged items in Other income (expense).

Note 11 – Financial Instruments and Fair Value Measurements

The fair values of financial instruments, including those not recognized on the statement of financial position at fair value, carried at December 31, 2012 and September 30, 2012 are classified in accordance with the fair value hierarchy in the tables below:

		Basis of Fair Value Measurement
	December 31, 2012 Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Institutional money market investments	$1,219,413	$1,219,413	$—	$—
Forward exchange contracts	14,097	—	14,097	—
Interest rate swap	1,244	—	1,244	—
Commodity forward contracts	2,625	—	2,625	—

Total Assets	$1,237,379	$1,219,413	$17,966	$—

Liabilities
Forward exchange contracts	$7,321	$—	$7,321	$—
Contingent consideration liabilities	20,427	—	—	20,427

Total Liabilities	$27,748	$—	$7,321	$20,427

		Basis of Fair Value Measurement
	September 30, 2012 Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Institutional money market investments	$1,065,629	$1,065,629	$—	$—
Forward exchange contracts	17,197	—	17,197	—
Interest rate swap	2,353	—	2,353	—

Total Assets	$1,085,179	$1,065,629	$19,550	$—

Liabilities
Forward exchange contracts	$16,563	$—	$16,563	$—
Commodity forward contracts	1,666	—	1,666	—
Contingent consideration liabilities	20,261	—	—	20,261

Total Liabilities	$38,490	$—	$18,229	$20,261

The Company’s institutional money market accounts permit daily redemption and the fair values of these investments are based upon the quoted prices in active markets provided by the holding financial institutions. The Company’s remaining cash equivalents were $698,059 and $605,536 at December 31, 2012 and September 30, 2012, respectively. Short-term investments are held to their maturities and are carried at cost, which approximates fair value. The cash equivalents consist of liquid investments with a maturity of three months or less and the short-term investments consist of instruments with maturities greater than three months and less than one year.

The Company measures the fair value of forward exchange contracts and currency options using an income approach with significant observable inputs, specifically spot currency rates, market designated forward currency prices and a discount rate. The fair value of interest rate swaps is provided by the financial institutions that are counterparties to these arrangements.

Long-term debt is recorded at amortized cost. The fair value of long-term debt is measured based upon quoted prices in active markets for similar instruments, which are considered Level 2 inputs in the fair value hierarchy. The fair value of long-term debt was $4,314,668 and $4,317,059 at December 31, 2012 and September 30, 2012, respectively. The fair value of $200,000 of 4.55% notes due on April 15, 2013, that were reclassified from long-term debt to short-term debt during the third quarter of fiscal year 2012, was $ 202,352 and $206,452 at December 31, 2012 and September 30, 2012, respectively.

The contingent consideration liabilities were recognized as part of the consideration transferred in the Company’s acquisition of KIESTRA, which occurred in the second quarter of fiscal year 2012, and in the Company’s fourth quarter 2012 acquisition of Sirigen. The fair values of the contingent consideration liabilities were estimated using probability-weighted discounted cash flow models that were based upon the probabilities assigned to the contingent events. The estimated fair values of the contingent consideration liabilities are remeasured at each reporting period based upon increases or decreases in the probability of the contingent payments. The change to the contingent consideration liabilities during three months ended December 31, 2012 primarily relates to KIESTRA and is largely attributable to foreign currency translation.

The Company’s policy is to recognize any transfers into fair value measurement hierarchy levels and transfers out of levels at the beginning of each reporting period. There were no transfers in and out of Level 1, Level 2 or Level 3 measurements for the three months ended December 31, 2012 and 2011.

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

Overview of Financial Results and Financial Condition

First quarter revenues of $1.9 billion represented an increase of 3.7% from the same period a year ago, and reflected volume increases of approximately 5.9%, partially offset by price decreases of approximately 0.7% and unfavorable foreign exchange translation of approximately 1.5%. Revenue growth in the first quarter of fiscal year 2013 was driven by our Medical and Diagnostics segments. Revenue growth in the period was partially aided by an early start to the 2012-2013 influenza season. As discussed further below, revenue growth in certain units also benefitted from favorable comparisons to the prior-year period. In our Biosciences segment, solid growth was driven by increased instrument placements in the U.S. as well as a favorable comparison to the prior-year period. International revenues reflected continued strength in emerging market sales and strong sales of safety-engineered products. Sales in the United States of safety-engineered devices in the first quarter of 2013 of $291 million were flat as compared with the prior year’s quarter. International sales of safety-engineered devices of $220 million in the first quarter of 2013 grew 11.8% over the prior year’s period, including an estimated 2.5% unfavorable impact due to foreign currency translation. International safety-engineered device revenue growth continues to be driven by strong growth in the Medical segment, with the largest growth in Western Europe and emerging markets.

We continue to invest in research and development spending, geographic expansion, and new product promotions to drive further revenue and profit growth. Our ability to sustain our long-term growth will depend on a number of factors, including our ability to expand our core business (including geographical expansion), develop innovative new products with higher gross profit margins across our business segments, and continue to improve operating efficiency and organizational effectiveness. The healthcare industry continues to face a challenging economic environment. The current economic conditions and other circumstances have resulted in pricing pressures for some of our products. Continued uncertainty in the research spending environment could adversely affect our Biosciences segment. In other areas of our U.S. business, healthcare utilization is stable but constrained. Additionally, uncertainty in Europe due to continued macroeconomic challenges has resulted in constrained healthcare utilization in that region.

In addition to the economic conditions in the United States and elsewhere, numerous other factors can affect our ability to achieve our goals including, without limitation, increased competition and healthcare reform initiatives. For example, the U.S. Patient Protection and

Affordable Care Act contains certain tax provisions that will affect BD. The most significant impact is the medical device excise tax, which imposes a 2.3% tax on certain U.S. sales of medical devices, which was effective in January 2013. We currently estimate that our fiscal 2013 excise tax (impacting only three quarters for fiscal year 2013) will be between $40 million to $50 million and will be recorded in selling and administrative expense.

Our financial position remains strong, with cash flows from operating activities totaling $226 million in the first three months of 2013. At December 31, 2012, we had $2.5 billion in cash and equivalents and short-term investments. Cash outflows relating to acquisitions represented the purchase of Safety Syringes, Inc., a privately held California-based company that specializes in the development of anti-needlestick devices for prefilled syringes for $124 million, net of cash acquired. For further discussion, refer to Note 7 in the Notes to Condensed Consolidated Financial Statements. Cash inflows from divestitures of $721 million represented the sale of Biosciences’ Discovery Labware unit, excluding its Advanced Bioprocessing platform. Refer to Note 8 in the Notes to Condensed Consolidated Financial Statements for additional information. Also, we continued to return value to our shareholders in the form of share repurchases and dividends. During the first three months of 2013, we repurchased $300 million of our common stock and paid cash dividends of $97 million.

We face currency exposure each reporting period that arises from translating the results of our worldwide operations to the U.S. dollar at exchange rates that fluctuate from the beginning of such period. We evaluate our results of operations on both an as reported and a foreign currency-neutral basis, which excludes the impact of fluctuations in foreign currency exchange rates. We calculate foreign currency-neutral percentages by converting our current-period local currency financial results using the prior-period foreign currency exchange rates and comparing these adjusted amounts to our current-period reported results. From time to time, we may purchase forward contracts and options to partially protect against adverse foreign exchange rate movements. Gains or losses on our derivative instruments are largely offset by the gains or losses on the underlying hedged transactions. We do not enter into derivative instruments for trading or speculative purposes. For further discussion, refer to Note 10 in the Notes to Condensed Consolidated Financial Statements.

Results of Operations

Revenues

Refer to Note 4 in the Notes to Condensed Consolidated Financial Statements for segment financial data.

Medical Segment

First quarter revenues of $983 million increased 3.5% over the prior year’s quarter, which reflected an estimated unfavorable foreign currency translation impact of 1.6%.

The following is a summary of first quarter Medical revenues by organizational unit:

	Three months ended December 31,
(millions of dollars)	2012	2011	Total Change	Estimated Foreign Exchange Impact
Medical Surgical Systems	$536	$522	2.6%	(1.3)%
Diabetes Care	243	226	7.5%	(1.6)%
Pharmaceutical Systems	205	202	1.2%	(2.8)%

Total Revenues*	$983	$950	3.5%	(1.6)%

*	Amounts may not add due to rounding

Medical segment revenue growth was primarily driven by the Diabetes Care unit with continued strong sales of pen needles, including the BD Ultra-Fine™ Nano and PentaPoint™ products. Diabetes Care revenue growth also benefitted from a favorable comparison to the prior-year period which was negatively impacted by softer international sales. Solid revenue growth in the Medical Surgical Systems unit was largely attributable to sales in emerging markets and strong international sales of safety-engineered products, including the BD PhaSeal™ System. Global sales of safety-engineered products were $252 million, as compared with $240 million in the prior year’s quarter, and included an estimated $2 million unfavorable impact due to foreign currency translation.

Medical operating income for the first quarter was $288 million, or 29.3% of Medical revenues, compared with $254 million, or 26.7% of segment revenues, in the prior year’s quarter. Gross profit margin was higher in the current quarter than the first quarter of 2012 primarily due to lower manufacturing costs resulting from Project ReLoCo, a global, cross-functional business initiative to drive sustained low-cost capability primarily benefitting Medical Surgical Systems. Gross profit margin was also favorably impacted by lower raw material costs, favorable foreign currency translation and the Company’s change in useful lives of certain machinery and equipment assets, which was effective January 1, 2012. These favorable impacts on gross profit margin were partially offset by unfavorable pricing impacts on certain product lines. See further discussion on gross profit margin below. Selling and administrative expense as a percent of Medical revenues in the first quarter of 2013 was higher than in the first quarter of 2012, primarily due to increased spending for expansion in emerging markets. Research and development expenses for the quarter increased $5 million, or 13% above the prior year’s period, reflecting ongoing investment in new products and platforms.

Diagnostics Segment

First quarter revenues of $652 million increased 5.0% over the prior year’s quarter, which reflected an estimated unfavorable foreign currency translation impact of 1.1%.

The following is a summary of first quarter Diagnostics revenues by organizational unit:

	Three months ended December 31,
(millions of dollars)	2012	2011	Total Change	Estimated Foreign Exchange Impact
Preanalytical Systems	$335	$317	5.7%	(1.2)%
Diagnostic Systems	317	304	4.3%	(1.0)%

Total Revenues	$652	$621	5.0%	(1.1)%

Diagnostics segment revenue growth was primarily driven by international expansion, as well as by a favorable comparison to the prior-year period in the Preanalytical Systems unit due to uneven timing of orders. Diagnostics revenue growth in the quarter also benefitted from an early start to the 2012-2013 influenza season. Global sales of safety-engineered products in the Preanalytical Systems unit totaled $259 million, compared with $248 million in the prior year’s quarter, and included an estimated $3 million unfavorable impact due to foreign currency translation.

Diagnostics operating income for the first quarter was $170 million, or 26.1% of Diagnostics revenues, compared with $165 million, or 26.6% of segment revenues, in the prior year’s quarter. Gross profit margin was higher in the current quarter than in the prior year’s quarter primarily due to favorable foreign currency translation and decreases in certain raw material costs. These favorable impacts to gross profit margin were partially offset by the Gen-Probe legal settlement and amortization of the Jaguar Plus Platform, an in-process research development project that was acquired in the Company’s fiscal year 2010 acquisition of HandyLab, Inc. and was completed in the fourth quarter of fiscal year 2012. See further discussion on gross profit margin below. Selling and administrative expense as a percentage of Diagnostics revenues in the first quarter of 2013 was higher than in the first quarter of 2012 primarily due to increased spending for expansion in emerging markets and spending for new product launches. Research and development expenses in the first quarter of 2013 increased by $3 million, or 8% compared with the prior year’s period, and reflected increased investment in new products and platforms.

Biosciences Segment

First quarter revenues of $265 million increased 1.7% over the prior year’s quarter, which reflected an estimated unfavorable foreign currency translation impact of 1.6%. Biosciences segment revenue growth was driven by increased instrument placements in the U.S. Segment revenue growth also benefited from a favorable comparison to the prior-year period, which reflected constrained research spending in the U.S. and lower demand for high-end instruments. We remain cautious about short-term revenue growth expectations for this segment given some continued uncertainty around U.S. government research funding.

Biosciences operating income for the first quarter was $65 million, or 24.6% of Biosciences revenues, compared with $61 million, or 23.5% of segment revenues, in the prior year’s quarter. Gross profit margin as a percent of Biosciences revenues, was higher in the current quarter than in the prior year’s quarter due to favorable foreign currency translation and lower manufacturing costs. See further discussion on gross profit margin below. Selling and administrative expense as a percentage of Biosciences revenues in the first quarter of 2013 was higher compared with the prior year’s quarter and reflected increased spending for expansion in emerging markets. Research and development expenses in the first quarter of 2013 was lower compared with spending in the prior year’s period, reflecting timing of expenses and reduced headcount.

Geographic Revenues

Revenues in the United States for the first quarter of $830 million represented an increase of 3.0% over the prior year’s quarter and reflected growth in all segments. International revenues for the first quarter of $1.070 billion represented an increase of 4.3% over the prior year’s quarter, including a 2.7% unfavorable impact due to foreign currency translation. International revenues for the first quarter of 2013 reflected strong growth from the Medical and Diagnostics segments. Biosciences international revenue growth was unfavorably impacted by uneven timing of orders in certain geographies. International revenue growth reflected strong growth in emerging markets for all segments. International Medical and Diagnostic revenues also reflected strong sales of safety-engineered products.

Gross Profit Margin

Gross profit margin was 52.9% for the first quarter, compared with 50.8% for the comparable prior-year period. The increase in gross profit margin reflected estimated favorable impacts of 120 basis points relating to operating performance and 90 basis points relating to foreign currency translation. Operating performance was favorably impacted by approximately 130 basis points primarily due to lower manufacturing costs from continuous improvement projects such as Project ReLoCo and lower raw material costs. Operating performance was also favorably impacted by approximately 50 basis points due to the Company’s change in useful lives of certain machinery and equipment assets, which was effective January 1, 2012. Operating performance was adversely affected by approximately 60 basis points primarily due to unfavorable pricing impacts on certain product lines and amortization of intangibles associated with recent acquisitions.

Selling and Administrative Expense

Selling and administrative expense was 26.1% of revenues for the first quarter, compared with 26.3% for the prior year’s period. Aggregate expenses for the first quarter reflected an increase in core spending of $38 million, primarily relating to expansion of our business in emerging markets and higher expenses resulting from recent acquisitions. Aggregate expenses for the first quarter of 2013 also reflected increased spending of $3 million related to our global enterprise resource planning initiative to update our business information systems. These increases were partially offset by favorable foreign currency translation of $6 million and a decrease in the deferred compensation plan liability of $4 million. This change in the deferred compensation liability is further discussed below. Selling and administrative expenses in the current year’s period also reflected a favorable comparison to the prior-year period of $17 million due to the timing of litigation costs recognized in the first quarter of 2012.

Research and Development Expense

Research and development expense was $118 million, or 6.2% of revenues, for the first quarter, representing an increase of 5.3% compared with the prior year’s amount of $112 million, or 6.1% of revenues. This increase in research and development expense compared with the prior year’s period reflected increased investment in new products and platforms within the Medical and Diagnostics segments.

Non-Operating Expense and Income

Interest income was $8 million in the first quarter of 2013, compared with $15 million in the prior year’s period. The decrease in the current year’s period compared with the prior year’s period reflected the impact of lower rates on investments outside the U.S., as well as lower investment gains on assets related to our deferred compensation plan. The offsetting movements in the deferred compensation plan liability were recorded in selling and administrative expense. Interest expense was $35 million in the first quarter, compared with $29 million in the prior year’s period. This increase primarily reflects higher levels of long-term fixed-rate debt, partially offset by lower average interest rates on this debt.

Income Taxes

The income tax rate was 26.1% for the first quarter, compared with the prior year’s rate of 22.9%. The increase in the income tax rate in the first quarter of 2013 primarily reflected the inclusion of certain discrete tax expenses and the absence of the U.S. research and development tax credit which was not reinstated until the Company’s fiscal year 2013 second quarter. The Company’s full-year fiscal year 2013 tax rate will benefit from such reinstatement. The income tax rate in the first quarter of 2012 reflected the favorable impact of various tax settlements in multiple jurisdictions, as further discussed below.

Income from Continuing Operations and Diluted Earnings Per Share from Continuing Operations

Income from continuing operations and diluted earnings per share from continuing operations for the first quarter of 2013 were $270 million and $1.35, respectively. Income from continuing operations and diluted earnings per share from continuing operations for the prior year’s first quarter were $249 million and $1.14, respectively. The current quarter’s earnings reflected an estimated $0.03 favorable impact due to foreign currency translation. The prior period’s earnings included an approximate $0.04 tax benefit primarily relating to various tax settlements in multiple jurisdictions.

Liquidity and Capital Resources

Cash generated from operations, along with available cash and cash equivalents, is expected to be sufficient to fund our normal operating needs in fiscal year 2013. Normal operating needs in fiscal year 2013 include working capital, capital expenditures, cash dividends and common stock repurchases. Net cash provided by continuing operating activities was $226 million during the first three months of 2013, compared with $298 million in the same period in 2012. The current period change in operating assets and liabilities was a net use of cash and primarily reflected higher levels of inventory and lower levels of accounts payable and accrued expenses, partially offset by lower levels of accounts receivable and prepaid expenses. Net cash provided by continuing operating activities in the first quarter of 2013 was reduced by changes in the pension obligation resulting primarily from discretionary cash contributions of approximately $132 million. Net cash provided by continuing operating activities in the prior-year period was also reduced by changes in the pension obligation resulting primarily from discretionary cash contributions of approximately $100 million.

Net cash provided by continuing investing activities for the first three months of the current year was $391 million, compared with net cash used for continuing investing activities of $251 million in the prior-year period. The current period’s net cash provided by continuing investing activities included approximately $721 million of net proceeds from the sale of the Discovery Labware disposal group. Cash outflows relating to acquisitions were $124 million in the first three months of the current year as a result of the Company’s first quarter 2013 acquisition of Safety Syringes, Inc. Capital expenditures were $80 million in the first three months of 2013 and $102 million in the same period in 2012.

Net cash used for financing activities for the first three months of the current year was $379 million, compared with net cash provided by financing activities of $959 million in the prior-year period. The prior period’s net cash provided by financing activities included the proceeds from $500 million of 5-year 1.75% notes and $1 billion of 10-year 3.125% notes issued on November 3, 2011.

For the first three months of the current year, we repurchased approximately 3.9 million shares of our common stock for $300 million, compared with approximately 5.5 million shares of our common stock for $400 million in the prior-year period. Aggregate common stock repurchases are estimated to be approximately $500 million for the full fiscal year 2013, subject to market conditions. At December 31, 2012, a total of approximately 4.3 million common shares remained available for purchase under the Board of Directors’ July 2011 repurchase authorization.

At December 31, 2012, total worldwide cash and short-term investments were approximately $2.5 billion, of which $1.8 billion was held in jurisdictions outside of the United States. We regularly review the amount of cash and short-term investments held outside the United States and currently intend to use most of such amounts to fund our international operations and their growth initiatives. However, if these amounts were moved out of these jurisdictions or repatriated to the United States, there could be adverse tax consequences. It is anticipated that cash above the Company’s normal amount of annual repatriations may be repatriated out of fiscal year 2013 earnings. The cost of such potential incremental cash repatriations is not anticipated to materially impact the Company’s forecasted effective tax rate for the full fiscal year 2013.

As of December 31, 2012, total debt of $4.2 billion represented 47.7% of total capital (shareholders’ equity, net non-current deferred income tax liabilities, and debt), versus 49.7% at September 30, 2012. Short-term debt increased to 9.8% of total debt at the end of December 31, 2012, from 9.7% at September 30, 2012.

We have in place a commercial paper borrowing program that is available to meet our short-term financing needs, including working capital requirements. Borrowings outstanding under this program were $200 million at December 31, 2012. We have available a $1 billion syndicated credit facility with an expiration date of May 2017. This credit facility, under which there were no borrowings outstanding at December 31, 2012, provides backup support for our commercial paper program and can also be used for other general corporate purposes. It includes a provision that enables BD, subject to additional commitments made by the lenders, to access up to an additional $500 million in financing through the facility, for a maximum aggregate commitment of $1.5 billion. The credit facility includes a single financial covenant that requires BD to maintain an interest expense coverage ratio (ratio of earnings before income taxes, depreciation and amortization to interest expense) of not less than 5-to-1 for the most recent four consecutive fiscal quarters. On the last eight measurement dates, this ratio has ranged from 13-to-1 to 23-to-1. In addition, we have informal lines of credit outside the United States.

Government Receivables

Accounts receivable balances include sales to government-owned or government-supported healthcare facilities in several countries, which are subject to delays. Payment may be dependent upon the financial stability and creditworthiness of those countries’ national economies. Deteriorating credit and economic conditions in parts of Western Europe, particularly in Italy and Spain, may continue to increase the average length of time it takes us to collect our accounts receivable in certain regions within these countries. Outstanding governmental receivable balances, net of reserves, in Italy and Spain at December 31, 2012 were $72 million and $44 million, respectively.

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

The following are some important factors that could cause our actual results to differ from our expectations in any forward-looking statements. For further discussion of certain of these factors, see Item 1A. Risk Factors in our 2012 Annual Report on Form 10-K.

•

Continued weakness in the global economy and financial markets, and the potential adverse effect on the cost of operating our business, the demand for our products and services, prices for our products and services due to increases in pricing pressure, or our ability to produce our products, including the impact on developing countries. In particular, deficit reduction efforts or other adverse changes in the availability of government funding for healthcare and research, particularly in the U.S. and Europe, could further weaken demand for our products and result in additional pricing pressures, as well as create potential collection risks associated with such sales. In that regard, in the U.S., automatic spending cuts, or sequestration, that could affect government healthcare spending and research funding are set to go into effect in the absence of further legislative action.

•

The consequences of the Patient Protection and Affordable Care Act in the United States, which implemented an excise tax on U.S. sales of certain medical devices, and which could result in reduced demand for our products, increased pricing pressures or otherwise adversely affect BD’s business.

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

•

Our ability to achieve our projected level or mix of product sales, as our earnings forecasts are based on projected volumes and sales of many product types, some of which are more profitable than others.

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

•

Pending and potential future litigation or other proceedings adverse to BD, including antitrust claims, product liability claims and patent infringement claims, and the availability or collectability of insurance relating to any such claims.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in information reported since the end of the fiscal year ended September 30, 2012.

Item 4.    Controls and Procedures

An evaluation was carried out by BD’s management, with the participation of BD’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of BD’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of December 31, 2012. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were, as of the end of the period covered by this report, effective and designed to ensure that material information relating to BD and its consolidated subsidiaries would be made known to them by others within these entities. There were no changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2012 identified in connection with the above-referenced evaluation that have materially affected, or are reasonably likely to materially affect, BD’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings

We are involved, both as a plaintiff and a defendant, in various legal proceedings which arise in the ordinary course of business, including product liability and environmental matters as set forth in our 2012 Annual Report on Form 10-K and in Note 3 of the Notes to Condensed Consolidated Financial Statements in this report. Since September 30, 2012, the following developments have occurred with respect to the legal proceedings in which we are involved:

Antitrust Class Actions

The District Court preliminarily approved the $45 million settlement with the direct purchasers. A hearing has been scheduled before the District Court for March 2013 to rule on final approval of the $45 million settlement.

Retractable Technologies, Inc. (“RTI”)

In January 2013, the U.S. Supreme Court denied RTI’s petition for review of the ruling by the Court of Appeals for the Federal Circuit that BD’s 3ml BD Integra™ products did not infringe the asserted RTI patents. No date has been set yet for the trial on RTI’s antitrust and false advertising claims.

Gen-Probe

As previously reported, on December 1, 2012, BD entered into a settlement agreement with Gen-Probe in the action before the U.S. District Court for the Southern District of California, under which the Company is granted a license to make, use and sell products accused of infringing Gen-Probe patents in the action. The payments that BD will make to Gen-Probe under the settlement, which include a settlement payment, a licensing fee and ongoing royalties, are not material to BD’s consolidated results of operations and consolidated cash flows. Following the settlement, the case was dismissed with prejudice.

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

Item 1A.    Risk Factors

There have been no material changes to the risk factors disclosed in Part 1, Item 1A, of our 2012 Annual Report on Form 10-K.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth certain information regarding our purchases of common stock of BD during the quarter ended December 31, 2012.

Issuer Purchases of Equity Securities

For the three months ended December 31, 2012	Total Number of Shares Purchased	Average Price Paid per	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under the Plans or
	(1)	Share	or Programs (2)	Programs (2)
October 1 – 31, 2012	-	-	-	8,205,906
November 1 – 30, 2012	2,297,993	$76.17	2,296,519	5,909,387
December 1 – 31, 2012	1,608,525	$77.98	1,603,806	4,305,581
Total	3,906,518	$76.92	3,900,325	4,305,581

(1)	Includes 4,928 shares purchased during the quarter in open market transactions by the trust relating to BD’s Deferred Compensation and Retirement Benefit Restoration Plan and 1996 Directors’ Deferral Plan, and 1,265 shares delivered to BD in connection with stock option exercises.
(2)	The repurchases were made pursuant to a repurchase program covering 18 million shares authorized by the Board of Directors on July 26, 2011, for which there is no expiration date.

Item 3.    Defaults Upon Senior Securities

Not applicable.

Item 4.    Reserved

Not applicable.

Item 5.    Other Information

Not applicable.

Item 6.    Exhibits

Exhibit 10	Memorandum regarding Gary M. Cohen’s service to MDG Health Alliance.

Exhibit 31	Certifications of Chief Executive Officer and Chief Financial Officer, pursuant to SEC Rule 13a - 14(a).

Exhibit 32	Certifications of Chief Executive Officer and Chief Financial Officer, pursuant to Rule 13a - 14(b) and Section 1350 of Chapter 63 of Title 18 of the U.S. Code.

Exhibit 101	The following materials from this report, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Becton, Dickinson and Company

                  (Registrant)

Dated: February 7, 2013

/s/ Suketu Upadhyay

Suketu Upadhyay

Acting Chief Financial Officer, Senior Vice

President and Controller

(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibits

10	Memorandum regarding Gary M. Cohen’s service to MDG Health Alliance.

31	Certifications of Chief Executive Officer and Chief Financial Officer, pursuant to SEC Rule 13a - 14(a).

32	Certifications of Chief Executive Officer and Chief Financial Officer, pursuant to Rule 13a - 14(b) and Section 1350 of Chapter 63 of Title 18 of the U.S. Code.

101	The following materials from this report, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.