Form 10-Q
period 2013-03-31
BECTON DICKINSON & CO
filed 2013-05-09
CIK 10795

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Shares Outstanding as of March 31, 2013
Common stock, par value $1.00	194,251,157

BECTON, DICKINSON AND COMPANY

FORM 10-Q

For the quarterly period ended March 31, 2013

ITEM 1. FINANCIAL STATEMENTS

BECTON, DICKINSON AND COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

Thousands of dollars

	March 31, 2013	September 30, 2012
	(Unaudited)
Assets

Current Assets:
Cash and equivalents	$2,023,860	$1,671,165
Short-term investments	396,845	509,566
Trade receivables, net	1,220,014	1,249,549
Inventories:
Materials	207,665	200,514
Work in process	280,987	247,217
Finished products	903,173	792,948

	1,391,825	1,240,679
Prepaid expenses, deferred taxes and other	467,454	515,255
Assets held for sale	—	135,857

Total Current Assets	5,499,998	5,322,071
Property, plant and equipment	7,168,380	7,046,045
Less allowances for depreciation and amortization	3,853,416	3,742,117

	3,314,964	3,303,928
Goodwill	1,099,682	1,076,077
Core and Developed Technology, Net	560,130	511,674
Other Intangibles, Net	304,210	301,010
Capitalized Software, Net	358,267	346,182
Other	492,672	499,967

Total Assets	$11,629,923	$11,360,909

Liabilities and Shareholders’ Equity

Current Liabilities:
Short-term debt	$407,436	$405,142
Payables and accrued expenses	1,470,603	1,572,913

Total Current Liabilities	1,878,039	1,978,055
Long-Term Debt	3,762,077	3,761,112
Long-Term Employee Benefit Obligations	1,113,435	1,224,148
Deferred Income Taxes and Other	287,590	261,705
Commitments and Contingencies	—	—
Shareholders’ Equity:
Common stock	332,662	332,662
Capital in excess of par value	2,013,295	1,920,035
Retained earnings	11,142,597	10,435,378
Deferred compensation	18,045	18,917
Common shares in treasury – at cost	(8,114,748)	(7,769,292)
Accumulated other comprehensive loss	(803,069)	(801,811)

Total Shareholders’ Equity	4,588,782	4,135,889

Total Liabilities and Shareholders’ Equity	$11,629,923	$11,360,909

See notes to condensed consolidated financial statements

BECTON, DICKINSON AND COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

Thousands of dollars, except per share data

(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2013	2012	2013	2012
Revenues	$2,000,375	$1,928,961	$3,900,567	$3,760,681

Cost of products sold	982,256	941,184	1,876,319	1,841,649
Selling and administrative	514,610	487,694	1,010,489	969,964
Research and development	122,377	116,753	240,538	228,981

Total Operating Costs and Expenses	1,619,243	1,545,631	3,127,346	3,040,594

Operating Income	381,132	383,330	773,221	720,087
Interest income	11,818	16,678	19,740	32,126
Interest expense	(34,732)	(35,140)	(69,761)	(64,518)
Other income, net	2,253	4,657	2,967	4,272

Income From Continuing Operations Before Income Taxes	360,471	369,525	726,167	691,967
Income tax provision	84,351	94,401	179,797	168,298

Income From Continuing Operations	276,120	275,124	546,370	523,669
(Loss) Income from Discontinued Operations, net	(483)	15,909	354,703	30,350

Net Income	$275,637	$291,033	$901,073	$554,019

Basic Earnings per Share:
Income from Continuing Operations	$1.42	$1.33	$2.79	$2.49
(Loss) Income from Discontinued Operations	—	0.08	1.81	0.14

Basic Earnings per Share (A)	$1.42	$1.41	$4.61	$2.63

Diluted Earnings per Share:
Income from Continuing Operations	$1.39	$1.31	$2.74	$2.45
(Loss) Income from Discontinued Operations	—	0.08	1.78	0.14

Diluted Earnings per Share (A)	$1.39	$1.39	$4.53	$2.59

Dividends per Common Share	$0.495	$0.450	$0.990	$0.900

(A)	Total per share amounts may not add due to rounding.

See notes to condensed consolidated financial statements

BECTON, DICKINSON AND COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Thousands of dollars

(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2013	2012	2013	2012
Net Income	$275,637	$291,033	$901,073	$554,019
Other Comprehensive Income (Loss), Net of Tax
Foreign currency translation adjustments	(71,625)	108,229	(33,700)	60,142
Defined benefit pension and postretirement plans	13,603	9,633	27,207	153,380
Unrealized gain (loss) on investments, net of amounts recognized	3	(3)	—	(31)
Unrealized gains on cash flow hedges, net of amounts realized	1,447	1,304	5,235	3,118

Other Comprehensive (Loss) Income, Net of Tax	(56,572)	119,163	(1,258)	216,609

Comprehensive Income	$219,065	$410,196	$899,815	$770,628

See notes to condensed consolidated financial statements

BECTON, DICKINSON AND COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Thousands of dollars

(Unaudited)

	Six Months Ended March 31,
	2013	2012
Operating Activities
Net income	$901,073	$554,019
Less: Income from discontinued operations, net	354,703	30,350

Income from continuing operations	546,370	523,669
Adjustments to income from continuing operations to derive net cash provided by continuing operating activities, net of amounts acquired:
Depreciation and amortization	265,477	260,719
Share-based compensation	58,263	53,626
Deferred income taxes	(897)	18,879
Change in operating assets and liabilities	(263,943)	(232,180)
Pension obligation	(87,689)	(55,798)
Other, net	25,366	5,498

Net Cash Provided by Continuing Operating Activities	542,947	574,413

Investing Activities
Capital expenditures	(197,333)	(211,499)
Capitalized software	(32,445)	(29,853)
Proceeds from investments, net	115,711	122,265
Acquisitions of businesses, net of cash acquired	(138,225)	(50,891)
Divestitures of businesses	720,176	—
Other, net	(53,004)	(52,870)

Net Cash Provided by (Used for) Continuing Investing Activities	414,880	(222,848)

Financing Activities
Change in short-term debt	193	1,674
Proceeds from long-term debt	—	1,488,285
Payments of debt	(15)	(39,300)
Repurchase of common stock	(356,485)	(1,000,007)
Excess tax benefits from payments under share-based compensation plans	14,136	7,376
Dividends paid	(193,413)	(188,222)
Issuance of common stock and other, net	35,504	7,705

Net Cash (Used for) Provided by Financing Activities	(500,080)	277,511

Discontinued Operations
Net cash (used for) provided by operating activities	(100,043)	33,237
Net cash used for investing activities	(217)	(3,160)

Net Cash (Used for) Provided by Discontinued Operations	(100,260)	30,077
Effect of exchange rate changes on cash and equivalents	(4,792)	5,055

Net increase in cash and equivalents	352,695	664,208
Opening Cash and Equivalents	1,671,165	1,175,282

Closing Cash and Equivalents	$2,023,860	$1,839,490

See notes to condensed consolidated financial statements

BECTON, DICKINSON AND COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Dollar and share amounts in thousands, except per share data

March 31, 2013

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

Note 2 – Accounting Changes

In February 2013, the Financial Accounting Standards Board issued guidance to expand the reporting requirements for amounts reclassified out of accumulated other comprehensive income. These requirements are effective, on a prospective basis, for all reporting periods beginning after December 15, 2012. The Company adopted the revised presentation requirements, which did not impact the recognition of items in its consolidated financial statements, on March 31, 2013.

Note 3 – Accumulated Other Comprehensive Income

The components and changes in accumulated other comprehensive income (loss) for the six-month period ended March 31, 2013 were as follows:

	Total	Foreign Currency Translation Adjustments	Benefit Plans Adjustments (A)	Unrealized Gain (Loss) on Investments (B)	Unrealized Losses on Cash Flow Hedges(C)
Balance at September 30, 2012	$(801,811)	$51,259	$(814,739)	$(135)	$(38,196)
Other comprehensive (loss) income before reclassifications	(31,356)	(33,700)	—	—	2,344
Amounts reclassified into income (D)	30,098	—	27,207	—	2,891

Balance at March 31, 2013	$(803,069)	$17,559	$(787,532)	$(135)	$(32,961)

(A)	The reclassifications from accumulated other comprehensive income (loss) are included in the computation of net periodic pension cost and additional details are provided in Note 8. The reclassification amount for the three months ended March 31, 2013 was $13,602. The reclassification amounts for the three and six months ended March 31, 2012 were $9,633 and $21,196, respectively. Amounts are net of taxes.
(B)	Amounts are net of taxes.
(C)	The reclassification amount for the three months ended March 31, 2013 was $1,552. The reclassification amounts for the three and six months ended March 31, 2012 were $1,304 and $2,251, respectively. Additional details regarding the reclassifications from accumulated other comprehensive income (loss) related to cash flow hedges are provided in Note 12. Amounts are net of taxes.
(D)	The benefit plan-related amount is not reclassified into income in its entirety. The reclassification amount for cash flow hedges consists of $2,680 related to interest rate swaps that was recorded in Interest expense and $211 related to commodity forward contracts that was recorded in Costs of products sold.

The loss in foreign currency translation adjustments for the six months ended March 31, 2013 was primarily attributable to the weakening of the Euro and the Yen against the U.S. dollar during the period.

The income tax benefits associated with the benefit plan-related reclassification adjustments for amortization of prior service credit and amortization of net actuarial losses for the three months ended March 31, 2013 and 2012 were $7,506 and $5,416, respectively. The income tax benefits associated with the reclassification adjustments for amortization of prior service credit and amortization of net actuarial losses for the six months ended March 31, 2013 and 2012 were $15,011 and $12,017, respectively.

The income tax benefit recorded in the three months ended March 31, 2013 for unrealized losses on cash flow hedges was $64. There were no unrealized gains or losses recorded on cash flow hedges in the three months ended March 31, 2012. The income tax provision recorded in the six months ended March 31, 2013 and 2012 for unrealized gains on cash flow hedges was $1,437 and $531, respectively. The tax benefits associated with the reclassification adjustments for realized hedge losses in the three months ended March 31, 2013 and 2012 were $952 and $799, respectively. The tax benefits associated with the reclassification adjustments for realized hedge losses in the six months ended March 31, 2013 and 2012 were $1,772 and $1,380, respectively.

Note 4 – Earnings per Share

The weighted average common shares used in the computations of basic and diluted earnings per share (shares in thousands) were as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2013	2012	2013	2012
Average common shares outstanding	194,609	206,426	195,528	210,385
Dilutive share equivalents from share-based plans	3,534	3,377	3,540	3,585

Average common and common equivalent shares outstanding – assuming dilution	198,143	209,803	199,068	213,970

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

On April 27, 2009, the Company entered into a settlement agreement with the Distributor Plaintiffs in these actions. The settlement agreement provides for, among other things, the payment by the Company of $45,000 in exchange for a release by all potential class members of the direct purchaser claims under federal antitrust laws related to the products and acts enumerated in the complaint, and a dismissal of the case with prejudice, insofar as it relates to direct purchaser claims. The release does not cover potential class members that affirmatively opt out of the settlement or indirect purchaser claims. The District Court preliminarily approved the settlement in November 2012 and granted final approval in April 2013. The settlement funds have been paid into escrow, subject to any appeals. The Company currently cannot estimate the range of reasonably possible losses with respect to these class action matters beyond the $45,000 settlement.

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

The trial on RTI’s antitrust and false advertising claims is expected to take place in September 2013. With respect to RTI’s antitrust and false advertising claims, BD cannot estimate the possible loss or range of reasonably possible loss, as there are significant legal and factual issues to be resolved. These include summary judgment motions and motions to dismiss that are pending before the court. In addition, each party has filed motions seeking to exclude portions of the other party’s expert testimony and to preclude the other party from introducing certain other evidence at trial. In the event that RTI ultimately succeeds at trial and subsequent appeals on its antitrust and false advertising claims, any potential loss could be material as RTI is seeking to recover substantial damages including disgorgement of profits and damages under the federal antitrust laws, which are trebled. BD believes RTI’s allegations are without merit.

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

	Three Months Ended March 31,		Six Months Ended March 31,
	2013	2012	2013	2012
Revenues (A)
Medical	$1,062,071	$1,021,187	$2,045,444	$1,971,584
Diagnostics	658,940	630,019	1,310,865	1,250,762
Biosciences	279,364	277,755	544,258	538,335

	$2,000,375	$1,928,961	$3,900,567	$3,760,681

Segment Operating Income
Medical	$290,790	$285,251	$578,972	$538,986
Diagnostics	144,903	158,052	314,912	323,416
Biosciences	71,403	71,267	136,445	132,423

Total Segment Operating Income	507,096	514,570	1,030,329	994,825
Unallocated Items (B)	(146,625)	(145,045)	(304,162)	(302,858)

Income from Continuing Operations Before Income Taxes	$360,471	$369,525	$726,167	$691,967

(A)	Intersegment revenues are not material.
(B)	Includes primarily interest, net; foreign exchange; corporate expenses; and share-based compensation expense.

	Three Months Ended March 31,		Six Months Ended March 31,
	2013	2012	2013	2012
Revenues by Organizational Units BD Medical
Medical Surgical Systems	$538,565	$518,939	$1,074,503	$1,041,249
Diabetes Care	232,092	219,245	474,894	445,164
Pharmaceutical Systems	291,414	283,003	496,047	485,171

	1,062,071	1,021,187	2,045,444	1,971,584

BD Diagnostics
Preanalytical Systems	330,031	323,313	664,798	639,935
Diagnostic Systems	328,909	306,706	646,067	610,827

	658,940	630,019	1,310,865	1,250,762

BD Biosciences	279,364	277,755	544,258	538,335

	$2,000,375	$1,928,961	$3,900,567	$3,760,681

Revenues by geographic areas were as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2013	2012	2013	2012
Total Revenues
United States	$823,564	$821,104	$1,653,665	$1,627,323
International	1,176,811	1,107,857	2,246,902	2,133,358

	$2,000,375	$1,928,961	$3,900,567	$3,760,681

Note 7 – Share-Based Compensation

The Company grants share-based awards under the 2004 Employee and Director Equity-Based Compensation Plan (the “2004 Plan”), which provides long-term incentive compensation to employees and directors. The Company believes that such awards align the interests of its employees and directors with those of its shareholders.

The fair value of share-based payments is recognized as compensation expense in net income. For the three months ended March 31, 2013 and 2012, compensation expense charged to income was $21,428 and $19,271, respectively. For the six months ended March 31, 2013 and 2012, compensation expense was $58,263 and $53,626, respectively. Share-based compensation attributable to discontinued operations was not material.

The amount of unrecognized compensation expense for all non-vested share-based awards as of March 31, 2013 was approximately $141,387, which is expected to be recognized over a weighted-average remaining life of approximately 2.2 years.

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

Net pension and postretirement cost included the following components for the three months ended March 31:

	Pension Plans		Other Postretirement Benefits
	2013	2012	2013	2012
Service cost	$21,004	$17,723	$1,443	$1,475
Interest cost	21,747	21,540	2,519	3,220
Expected return on plan assets	(29,169)	(24,452)	—	—
Amortization of prior service credit	(3,269)	(2,594)	(285)	(172)
Amortization of loss	18,785	13,234	977	1,163

Net pension and postretirement cost	$29,098	$25,451	$4,654	$5,686

Net pension and postretirement cost included the following components for the six months ended March 31:

	Pension Plans		Other Postretirement Benefits
	2013	2012	2013	2012
Service cost	$41,947	$40,752	$2,886	$2,945
Interest cost	43,431	49,529	5,037	6,435
Expected return on plan assets	(58,253)	(56,224)	—	—
Amortization of prior service credit	(6,529)	(5,964)	(570)	(345)
Amortization of loss	37,516	30,430	1,954	2,325

Net pension and postretirement cost	$58,112	$58,523	$9,307	$11,360

The amounts provided for amortization of prior service credit and amortization of loss above represent the reclassifications of prior service credits and net actuarial losses that were recognized as Accumulated other comprehensive (loss) income in prior periods.

Postemployment benefit costs for the three months ended March 31, 2013 and 2012 were $11,694 and $8,995, respectively. For the six months ended March 31, 2013 and 2012, postemployment benefit costs were $23,388 and $17,990, respectively.

Note 9 – Acquisitions

Cato

On March 11, 2013, the Company acquired a 100% interest in Cato Software Solutions (“Cato”), a privately held Austria-based manufacturer of cato® and chemocato® software, a suite of comprehensive medication safety solutions for pharmacy intravenous medication preparation, physician therapy planning and nurse bedside documentation. This acquisition is an important element of the Company’s strategy to help customers eliminate medication errors and streamline workflows, and it expands the Company’s presence in the hospital pharmacy space.

The fair value of consideration transferred was $23,307 which included $14,487 in cash, net of $140 in cash acquired, as well as $8,820 in contingent consideration that will be paid based upon the achievement of certain revenue milestones. The fair value of the contingent consideration was estimated using a probability-weighted discounted cash flow model that was based upon the probabilities assigned to the contingent events.

The acquisition was accounted for under the acquisition method of accounting for business combinations and Cato’s results of operations were included in the Medical segment’s results from the acquisition date. Pro forma information is not provided as the acquisition did not have a material effect on the Company’s consolidated results. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date. These fair values are based upon the information available as of March 31, 2013 and may be adjusted should further information regarding events or circumstances existing at the acquisition date become available.

Developed technology	$8,900
Other intangibles	3,700
Other assets	1,078

Total identifiable assets acquired	13,678

Deferred tax liabilities	(276)
Other liabilities	(1,424)

Total liabilities assumed	(1,700)

Net identifiable assets acquired	11,978
Goodwill	11,329

Net assets acquired	$23,307

The developed technology asset of $8,900 represents Cato’s developed automated data sharing and creation system that is used in medication preparation and delivery. The technology’s fair value was determined based on the present value of projected cash flows utilizing an income approach which reflected a risk-adjusted discount rate of 14.5%. The technology will be amortized over an expected useful life of 15 years, the period over which the technology is expected to generate substantial cash flows.

The $11,329 of goodwill was allocated to the Medical segment. Goodwill typically results through expected synergies from combining operations of an acquiree and an acquirer as well as from intangible assets that do not qualify for separate recognition. The goodwill recognized as a result of this acquisition includes, among other things, the Company’s ability to accelerate growth of the early-stage market for comprehensive pharmacy workflow solutions. Also, synergies are expected from complementing the Company’s existing safety-engineered products with Cato’s medication safety solution. No portion of this goodwill is currently expected to be deductible for tax purposes. The Company recognized $650 of acquisition-related costs that were expensed in the current year-to-date period and reported in the Condensed Consolidated Statements of Income as Selling and administrative.

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

The acquisition was accounted for under the acquisition method of accounting for business combinations and Safety Syringes’ results of operations were included in the Medical segment’s results from the acquisition date. Pro forma information is not provided as the acquisition did not have a material effect on the Company’s consolidated results. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date. These fair values are based upon the information available as of March 31, 2013 and may be adjusted should further information regarding events or circumstances existing at the acquisition date become available.

Developed technology	$68,800
Other intangibles	4,750
Property, plant and equipment, net	6,853
Trade receivables, net	6,512
Other	6,507

Total identifiable assets acquired	93,422

Other liabilities assumed	(3,589)

Net identifiable assets acquired	89,833
Goodwill	34,255

Net assets acquired	$124,088

The developed technology asset of $68,800 represents Safety Syringes’ developed anti-needlestick technology. The technology’s fair value was determined based on the present value of projected cash flows utilizing an income approach which reflected a risk-adjusted discount rate of 16%. The technology will be amortized over an expected useful life of 15 years, the period over which the technology is expected to generate substantial cash flows.

The $34,255 of goodwill was allocated to the Medical segment. Goodwill typically results through expected synergies from combining operations of an acquiree and an acquirer as well as from intangible assets that do not qualify for separate recognition. The goodwill recognized as a result of this acquisition includes, among other things, the synergies expected from complementing the Company’s existing healthcare safety offerings with passive anti-needlestick technologies. Additionally, synergies are expected to result from expanding the market for the passive anti-needlestick offerings through the Company’s broader global sales organization and customer relationships. This goodwill is expected to be deductible for tax purposes. The Company recognized $1,980 of acquisition-related costs that were expensed in the current year-to-date period and reported in the Condensed Consolidated Statements of Income as Selling and administrative.

Note 10 – Divestiture

On October 31, 2012, the Company completed the sale of its BD Biosciences—Discovery Labware unit, excluding its Advanced Bioprocessing platform, to Corning Incorporated. Gross cash proceeds from the sale were approximately $724,071, and the Company recognized a pre-tax gain on sale from this divestiture of $561,749. The after-tax gain recognized from this divestiture was $346,555. As a result of this divestiture, the Company derecognized $16,601 of goodwill, allocated based upon the relative fair values of the disposed assets.

The Company agreed to perform some contract manufacturing and other transition services for a defined period after the sale; however, the Company will not have the ability to exert significant influence over the Discovery Labware disposal group after the sale, and cash flows associated with these activities are not expected to be material. The net cash flows from these activities are reported in the Condensed Consolidated Statements of Income as Other income (expense).

The results of operations associated with the Discovery Labware disposal group are reported as discontinued operations for all periods presented in the accompanying Condensed Consolidated Statements of Income and Cash Flows and related disclosures.

Results of discontinued operations were as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2013	2012	2013	2012
Revenues	$—	$61,879	$20,196	$117,853

(Loss) income from discontinued operations before income taxes	(1,660)	23,453	569,863	45,221
Less income tax (benefit) provision	(1,177)	7,544	215,160	14,871

(Loss) income from discontinued operations, net	$(483)	$15,909	$354,703	$30,350

Note 11 – Intangible Assets

Intangible assets consisted of:

	March 31, 2013		September 30, 2012
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets
Core and developed technology	$930,453	$370,323	$856,585	$344,911
Product rights	163,654	17,727	163,465	12,232
Patents, trademarks, and other	342,139	247,674	325,998	240,036

	$1,436,246	$635,724	$1,346,048	$597,179

Unamortized intangible assets
Acquired in-process research and development	$61,136		$61,138
Trademarks	2,682		2,677

	$63,818		$63,815

Intangible amortization expense for the three months ended March 31, 2013 and 2012 was $21,500 and $16,484, respectively. Intangible amortization expense for the six months ended March 31, 2013 and 2012 was $40,819 and $32,657, respectively.

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

The total notional amounts of the Company’s outstanding foreign exchange contracts as of March 31, 2013 and September 30, 2012 were $1,696,651 and $2,020,698, respectively.

From time to time, the Company may partially hedge forecasted export sales denominated in foreign currencies using forward and option contracts, generally with one-year terms. The Company’s hedging program has been designed to mitigate exposures resulting from movements of the U.S. dollar, from the beginning of a reporting period, against other foreign currencies. The Company’s strategy is to offset the changes in the present value of future foreign currency revenue resulting from these movements with either gains or losses in the fair value of foreign currency derivative contracts. The Company did not enter into contracts to hedge cash flows for fiscal year 2012 and, as of March 31, 2013, the Company had not entered into such contracts to hedge cash flows for fiscal year 2013.

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

Changes in the fair value of the interest rate swaps designated as cash flow hedges (i.e., hedging the exposure to variability in expected future cash flows that is attributable to a particular risk) are offset by amounts recorded in Other comprehensive income (loss). If interest rate derivatives designated as cash flow hedges are terminated, the balance in Accumulated other comprehensive income (loss) attributable to those derivatives is reclassified into earnings over the remaining life of the hedged debt. The amount, related to terminated interest rate swaps, expected to be reclassified and recorded in Interest expense within the next 12 months is $5,418, net of tax.

The total notional amounts of the Company’s outstanding interest rate swaps designated as fair value hedges were $200,000 at both March 31, 2013 and September 30, 2012. The outstanding swap represents a fixed-to-floating rate swap agreement that was entered into to convert the interest payments on $200,000 in 4.55% notes, due April 15, 2013, from the fixed rate to a floating interest rate based on LIBOR. This swap was terminated, concurrent with the maturity of the underlying notes, in April 2013.

The Company had no outstanding interest rate swaps designated as cash flow hedges as of March 31, 2013 or as of September 30, 2012.

Other Risk Exposures

The Company purchases resins, which are oil-based components used in the manufacture of certain products. Significant increases in world oil prices that lead to increases in resin purchase costs could impact future operating results. From time to time, the Company has managed price risks associated with these commodity purchases. In July 2012, the Company entered into cash-settled forward contracts to hedge approximately 16% of its expected global resin purchase volumes in fiscal year 2013. These contracts were designated as cash flow hedges and the total notional amount of these contracts at March 31, 2013 and September 30, 2012 was $11,412 and $22,534, respectively.

Effects on Consolidated Balance Sheets

The location and amounts of derivative instrument fair values in the consolidated balance sheet are segregated below between designated, qualifying hedging instruments and ones that are not designated for hedge accounting.

	March 31, 2013	September 30, 2012
Asset derivatives-designated for hedge accounting
Interest rate swap	$193	$2,353
Commodity forward contracts	1,312	—

Total asset derivatives-designated for hedge accounting	1,505	2,353

Asset derivatives-undesignated for hedge accounting
Forward exchange contracts	20,175	17,197

Total asset derivatives (A)	$21,680	$19,550

Liability derivatives-designated for hedge accounting
Commodity forward contracts	$—	$1,666

Liability derivatives-undesignated for hedge accounting
Forward exchange contracts	15,955	16,563

Total liability derivatives (B)	$15,955	$18,229

(A)	All asset derivatives are included in Prepaid expenses, deferred taxes and other.
(B)	All liability derivatives are included in Accrued expenses.

Effects on Consolidated Statements of Income

Cash flow hedges

The location and amount of gains and losses on designated derivative instruments recognized in the consolidated statement of income for the three months ended March 31 consisted of:

Derivatives Accounted for as Designated Cash Flow Hedging Relationships	Gain (Loss) Recognized in OCI on Derivatives, Net of Tax		Location of Gain (Loss) Reclassified from Accumulated OCI into Income	Gain (Loss) Reclassified from Accumulated OCI into Income, Net of Tax
	2013	2012		2013	2012
Interest rate swaps	$—	$—	Interest expense	$(1,341)	$(1,304)
Commodity forward contracts	(105)	—	Cost of products sold	(211)	—

	$(105)	$—		$(1,552)	$(1,304)

The location and amount of gains and losses on designated derivative instruments recognized in the consolidated statement of income for the six months ended March 31 consisted of:

Derivatives Accounted for as Designated Cash Flow Hedging Relationships	Gain (Loss) Recognized in OCI on Derivatives, Net of Tax		Location of Gain (Loss) Reclassified from Accumulated OCI into Income	Gain (Loss) Reclassified from Accumulated OCI into Income, Net of Tax
	2013	2012		2013	2012
Interest rate swaps	$—	$867	Interest expense	$(2,680)	$(2,251)
Commodity forward contracts	2,344	—	Cost of products sold	(211)	—

	$2,344	$867		$(2,891)	$(2,251)

The Company’s designated derivative instruments are highly effective. As such, there were no gains or losses, related to hedge ineffectiveness or amounts excluded from hedge effectiveness testing, recognized immediately in income for the three and six-month periods ending March 31, 2013.

Fair value hedge

The location and amount of gains or losses on the hedged fixed rate debt attributable to changes in the market interest rates and the offsetting gain (loss) on the related interest rate swap were as follows:

Income Statement Classification	Gain/(Loss) on Swap				Gain/(Loss) on Borrowings
	Three Months Ended March 31,		Six Months Ended March 31,		Three Months Ended March 31,		Six Months Ended March 31,
	2013	2012	2013	2012	2013	2012	2013	2012
Other income (expense) (A)	$(1,051)	$(577)	$(2,160)	$(1,732)	$1,051	$577	$2,160	$1,732

(A)	Changes in the fair value of the interest rate swap offset changes in the fair value of the fixed rate debt due to changes in market interest rates. There was no hedge ineffectiveness relating to this interest rate swap.

Undesignated hedges

The location and amount of gains and losses recognized in income on derivatives not designated for hedge accounting were as follows:

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
		Three Months Ended March 31,		Six Months Ended March 31,
		2013	2012	2013	2012
Forward exchange contracts (B)	Other income (expense)	$(8,838)	$8,903	$4,246	$6,039

(B)	The gains and losses on forward contracts and currency options utilized to hedge the intercompany transactional foreign exchange exposures are largely offset by gains and losses on the underlying hedged items in Other income (expense).

Note 13 – Financial Instruments and Fair Value Measurements

The fair values of financial instruments, including those not recognized on the statement of financial position at fair value, carried at March 31, 2013 and September 30, 2012 are classified in accordance with the fair value hierarchy in the tables below:

		Basis of Fair Value Measurement
	March 31, 2013 Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Institutional money market investments	$1,165,990	$1,165,990	$—	$—
Forward exchange contracts	20,175	—	20,175	—
Interest rate swap	193	—	193	—
Commodity forward contracts	1,312	—	1,312	—

Total Assets	$1,187,670	$1,165,990	$21,680	$—

Liabilities
Forward exchange contracts	$15,955	$—	$15,955	$—
Contingent consideration liabilities	29,414	—	—	29,414

Total Liabilities	$45,369	$—	$15,955	$29,414

		Basis of Fair Value Measurement
	September 30, 2012 Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Institutional money market investments	$1,065,629	$1,065,629	$—	$—
Forward exchange contracts	17,197	—	17,197	—
Interest rate swap	2,353	—	2,353	—

Total Assets	$1,085,179	$1,065,629	$19,550	$—

Liabilities
Forward exchange contracts	$16,563	$—	$16,563	$—
Commodity forward contracts	1,666	—	1,666	—
Contingent consideration liabilities	20,261	—	—	20,261

Total Liabilities	$38,490	$—	$18,229	$20,261

The Company’s institutional money market accounts permit daily redemption and the fair values of these investments are based upon the quoted prices in active markets provided by the holding financial institutions. The Company’s remaining cash equivalents were $857,870 and $605,536 at March 31, 2013 and September 30, 2012, respectively. Short-term investments are held to their maturities and are carried at cost, which approximates fair value. The cash equivalents consist of liquid investments with a maturity of three months or less and the short-term investments consist of instruments with maturities greater than three months and less than one year.

The Company measures the fair value of forward exchange contracts and currency options using an income approach with significant observable inputs, specifically spot currency rates, market designated forward currency prices and a discount rate. The fair value of interest rate swaps is provided by the financial institutions that are counterparties to these arrangements.

Long-term debt is recorded at amortized cost. The fair value of long-term debt is measured based upon quoted prices in active markets for similar instruments, which are considered Level 2 inputs in the fair value hierarchy. The fair value of long-term debt was $4,228,699 and $4,317,059 at March 31, 2013 and September 30, 2012, respectively. The fair value of $200,000 of 4.55% notes due on April 15, 2013, that were reclassified from long-term debt to short-term debt during the third quarter of fiscal year 2012, was $200,282 and $206,452 at March 31, 2013 and September 30, 2012, respectively.

The contingent consideration liabilities were recognized as part of the consideration transferred in the Company’s acquisitions of the following: KIESTRA, which occurred in the second quarter of fiscal year 2012; Sirigen, which occurred in the fourth quarter of fiscal year 2012; and Cato, which occurred in the second quarter of fiscal year 2013. The fair values of the contingent consideration liabilities were estimated using probability-weighted discounted cash flow models that were based upon the probabilities assigned to the contingent events. The estimated fair values of the contingent consideration liabilities are remeasured at each reporting period based upon increases or decreases in the probability of the contingent payments. The change to the contingent consideration liabilities during the three and six months ended March 31, 2013 included an increase of approximately $388 resulting from the determination that payments relating to development milestones under the KIESTRA acquisition agreement will be paid in full. The Company recognized this increase of the contingent consideration liability in the Condensed Consolidated Statements of Income as Research and development. The contingent consideration liabilities relating to the KIESTRA and Cato acquisitions were additionally impacted by foreign currency translation during the three and six-month periods ended March 31, 2013.

The Company’s policy is to recognize any transfers into fair value measurement hierarchy levels and transfers out of levels at the beginning of each reporting period. There were no transfers in and out of Level 1, Level 2 or Level 3 measurements for the three and six months ended March 31, 2013 and 2012.

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

Overview of Financial Results and Financial Condition

Second quarter revenues of $2.0 billion represented an increase of 3.7% from the same period a year ago, and reflected volume increases of approximately 4.3%, partially offset by price decreases of approximately 0.2% and unfavorable foreign currency translation of approximately 0.4%. Revenue growth in the second quarter of fiscal year 2013 was driven by our Medical and Diagnostics segments and reflected the benefits of new product sales. These benefits were partially offset by the unfavorable timing of orders in the Pharmaceutical Systems unit, and, in the Biosciences segment, by weaker Western European sales and the unfavorable timing of government funding in Japan. International revenues in our Medical and Diagnostics segments reflected continued strength in emerging market sales and strong sales of safety-engineered products. Sales in the United States of safety-engineered devices in the second quarter of 2013 of $287 million increased 1.6% over the prior year’s quarter. International sales of safety-engineered devices of $227 million in the second quarter of 2013 grew 10.6% over the prior year’s period, including an estimated 0.5% unfavorable impact due to foreign currency translation. International safety-engineered device revenue growth continues to be driven by strong growth in the Medical segment, with the largest growth in Western Europe and emerging markets.

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

In addition to the economic conditions in the United States and elsewhere, numerous other factors can affect our ability to achieve our goals including, without limitation, increased competition and healthcare reform initiatives. For example, the U.S. Patient Protection and Affordable Care Act contains certain tax provisions that will affect BD. The most significant impact is the medical device excise tax, effective January 1, 2013, that imposes a 2.3% tax on certain U.S. sales of medical devices. During the second quarter of fiscal year 2013, we recorded a pre-tax charge of $14 million, or $0.05 diluted earnings per share from continuing operations, in selling and administrative expense relating to the medical device excise tax. We currently estimate that our fiscal 2013 excise tax (impacting only three quarters for fiscal year 2013) will be about $45 million.

Our financial position remains strong, with cash flows from operating activities totaling $543 million in the first six months of 2013. At March 31, 2013, we had $2.4 billion in cash and equivalents and short-term investments. Cash outflows relating to acquisitions primarily represented the purchase of Safety Syringes, Inc. (“Safety Syringes”), a privately held California-based company that specializes in the development of anti-needlestick devices for prefilled syringes for $124 million, net of cash acquired. Cash flows relating to acquisitions also included the purchase of Cato Software Solutions (“Cato”), a privately held Austria-based manufacturer of a suite of comprehensive medication safety software solutions, for $14 million, net of cash acquired. Refer to Note 9 in the Notes to Condensed Consolidated Financial Statements for further discussion of these acquisitions. Cash inflows from divestitures of $720 million represented the sale of Biosciences’ Discovery Labware unit, excluding its Advanced Bioprocessing platform. Refer to Note 10 in the Notes to Condensed Consolidated Financial Statements for additional information. Also, we continued to return value to our shareholders in the form of share repurchases and dividends. During the first six months of 2013, we repurchased $356 million of our common stock and paid cash dividends of $193 million.

We face currency exposure each reporting period that arises from translating the results of our worldwide operations to the U.S. dollar at exchange rates that fluctuate from the beginning of such period. We evaluate our results of operations on both an as reported and a foreign currency-neutral basis, which excludes the impact of fluctuations in foreign currency exchange rates. We calculate foreign currency-neutral percentages by converting our current-period local currency financial results using the prior-period foreign currency exchange rates and comparing these adjusted amounts to our current-period reported results. From time to time, we may purchase forward contracts and options to partially protect against adverse foreign exchange rate movements. Gains or losses on our derivative instruments are largely offset by the gains or losses on the underlying hedged transactions. We do not enter into derivative instruments for trading or speculative purposes. For further discussion, refer to Note 12 in the Notes to Condensed Consolidated Financial Statements.

Results of Operations

Revenues

Refer to Note 6 in the Notes to Condensed Consolidated Financial Statements for segment financial data.

Medical Segment

Second quarter revenues of $1.062 billion increased 4.0% over the prior year’s quarter, which reflected an estimated unfavorable foreign currency translation impact of 0.2%.

The following is a summary of second quarter Medical revenues by organizational unit:

	Three months ended March 31,
(millions of dollars)	2013	2012	Total Change	Estimated Foreign Exchange Impact
Medical Surgical Systems	$539	$519	3.8%	(0.4)%
Diabetes Care	232	219	5.9%	(0.7)%
Pharmaceutical Systems	291	283	3.0%	0.6%

Total Revenues	$1,062	$1,021	4.0%	(0.2)%

Medical segment revenue growth was driven by new products across all three organizational units. Revenue growth in the Diabetes Care unit reflected strong sales of pen needles, including the BD Ultra-Fine™ Nano and PentaPoint™ products. Solid revenue growth in the Medical Surgical Systems unit was largely attributable to sales in emerging markets and strong international sales of safety-engineered products, including the BD PhaSeal™ System. Revenue growth in the Pharmaceutical Systems unit was unfavorably impacted by the unfavorable timing of orders. Global sales of safety-engineered products were $256 million, as compared with $236 million in the prior year’s quarter, and included an estimated $1 million unfavorable impact due to foreign currency translation. Total Medical revenues for the six-month period ended March 31, 2013 increased by 3.7% from the prior-year six-month period, including an estimated 1.0% unfavorable impact from foreign currency translation. For the six-month period ended March 31, 2013, global sales of safety-engineered products were $508 million, compared with $476 million in the prior year’s period, and included an estimated $3 million unfavorable impact due to foreign currency translation.

Medical operating income for the second quarter was $291 million, or 27.4% of Medical revenues, compared with $285 million, or 27.9% of segment revenues, in the prior year’s quarter. Gross profit margin was higher in the current quarter than the second quarter of 2012 primarily due to lower manufacturing costs resulting from Project ReLoCo, a global, cross-functional business initiative to drive sustained low-cost capability primarily benefitting Medical Surgical Systems. Gross profit margin was also favorably impacted by lower raw material costs and the Company’s change in useful lives of certain machinery and equipment assets, which was effective January 1, 2012. These favorable impacts on gross profit margin were partially offset by price decreases on certain product lines and unfavorable foreign currency translation. See further discussion on gross profit margin below. Selling and administrative expense as a percent of Medical revenues in the second quarter of 2013 was higher than in the second quarter of 2012. This increase reflected the medical device excise tax previously discussed as well as increased spending for expansion in emerging markets. Research and development expenses for the quarter increased $4 million, or 9% above the prior year’s period, reflecting ongoing investment in new products and platforms. Segment operating income for the six-month period was $579 million, or 28.3% of Medical revenues, compared with $539 million, or 27.3%, in the prior year’s period.

Diagnostics Segment

Second quarter revenues of $659 million increased 4.6% over the prior year’s quarter, which reflected an estimated unfavorable foreign currency translation impact of 0.3%.

The following is a summary of second quarter Diagnostics revenues by organizational unit:

	Three months ended March 31,
(millions of dollars)	2013	2012	Total Change	Estimated Foreign Exchange Impact
Preanalytical Systems	$330	$323	2.1%	(0.1)%
Diagnostic Systems	329	307	7.2%	(0.6)%

Total Revenues	$659	$630	4.6%	(0.3)%

Diagnostics segment revenue growth was primarily driven by new product sales and international expansion in the Diagnostic Systems unit. Global sales of safety-engineered products in the Preanalytical Systems unit totaled $258 million, compared with $252 million in the prior year’s quarter, and included an immaterial unfavorable impact due to foreign currency translation. Total Diagnostics revenues for the six-month period ended March 31, 2013 increased by 4.8% from the prior-year six-month period, including an estimated 0.7% unfavorable impact from foreign currency translation. For the six-month period ended March 31, 2013, global sales of safety-engineered products in the Preanalytical Systems unit were $517 million, compared with $500 million in the prior year’s period, and included an estimated $3 million unfavorable impact due to foreign currency translation.

Diagnostics operating income for the second quarter was $145 million, or 22.0% of Diagnostics revenues, compared with $158 million, or 25.1% of segment revenues, in the prior year’s quarter. Gross profit margin was lower in the current quarter than in the prior year’s quarter primarily due to amortization expense related to the Jaguar Plus Platform, an in-process research development project that was acquired in the Company’s fiscal year 2010 acquisition of HandyLab, Inc. and completed in the fourth quarter of fiscal year 2012. Gross profit margin in the second quarter of 2013 was also unfavorably impacted by foreign currency translation. These unfavorable impacts to gross profit margin were partially offset by decreases in certain raw material costs. See further discussion on gross profit margin below. Selling and administrative expense as a percentage of Diagnostics revenues in the second quarter of 2013 was higher than in the second quarter of 2012. This increase reflected the medical device excise tax previously discussed as well as increased spending for expansion in emerging markets and spending for new product launches. Research and development expenses in the second quarter of 2013 increased by $2 million, or 4.5% compared with the prior year’s period, and reflected increased investment in new products and platforms. Segment operating income for the six-month period was $315 million, or 24.0% of Diagnostics revenues, compared with $323 million, or 25.9%, in the prior year’s period.

Biosciences Segment

Second quarter revenues of $279 million increased 0.6% over the prior year’s quarter, which reflected an estimated unfavorable foreign currency translation impact of 1.3%. Biosciences segment revenue growth was driven by increased instrument placements in the U.S. and favorable timing of Advanced Bioprocessing orders. Segment revenue growth was partially offset by weaker Western European sales due to austerity measures and the timing of government funding in Japan. For the six-month period ended March 31, 2013, total Biosciences revenues increased by 1.1% from the prior-year six-month period, including an estimated 1.5% unfavorable impact from foreign currency translation.

Biosciences operating income for the second quarter was $71 million, or 25.6% of Biosciences revenues, compared with $71 million, or 25.7% of segment revenues, in the prior year’s quarter. Gross profit margin as a percent of Biosciences revenues, was lower in the current quarter than in the prior year’s quarter primarily due to unfavorable foreign currency translation. See further discussion on gross profit margin below. Selling and administrative expense as a percentage of Biosciences revenues in the second quarter of 2013 was higher compared with the prior year’s quarter. This increase reflected the medical device excise tax previously discussed as well as increased spending for expansion in emerging markets. Research and development expenses in the second quarter of 2013 were flat compared with spending in the prior year’s period, reflecting timing of expenses and reduced headcount. Segment operating income for the six-month period was $136 million, or 25.1% of Biosciences revenues, compared with $132 million, or 24.6%, in the prior year’s period.

Geographic Revenues

Revenues in the United States for the second quarter of $824 million represented an increase of 0.3% over the prior year’s quarter. We view the environment in the U.S. as constrained, but stable. U.S. revenue growth reflected the unfavorable timing of orders in the Pharmaceutical Systems unit. In addition, sales growth in our Medical Surgical unit was impacted by an unfavorable comparison to the prior year period, which reflected strong sales of the BD PhaSeal™ product. In our Diabetes Care unit, revenue growth was unfavorably impacted by the timing of orders in our retail business. Diagnostics segment revenue growth in the United States reflected strong sales of the BD Veritor™ System, which was partially offset by unfavorable timing in the Preanalytical Systems unit. U.S. revenue growth in the Diagnostic Systems unit was unfavorably impacted by a decline in our Women’s Health and Cancer platform sales due to guidelines providing for increased Pap smear testing intervals. Biosciences revenue growth in the United States was driven by increased instrument placements and the favorable timing of Advanced Bioprocessing orders. We remain cautious about the U.S. environment for this segment given the continued uncertainty around U.S. government research funding due to the impact of automatic U.S. government spending cuts, or sequestration that went into effect in March 2013.

International revenues for the second quarter of $1.177 billion represented an increase of 6.2% over the prior year’s quarter, including a 0.7% unfavorable impact due to foreign currency translation. International revenues for the second quarter of 2013 reflected continued strength in emerging market revenues and strong sales of safety-engineered products for the Medical and Diagnostics segments. International Biosciences revenue growth was unfavorably impacted by weaker sales in Western Europe due to austerity measures and the timing of government funding in Japan.

Gross Profit Margin

Gross profit margin was 50.9% for the second quarter, compared with 51.2% for the comparable prior-year period. The decrease in gross profit margin reflected estimated unfavorable impacts of 10 basis points relating to operating performance and 20 basis points relating to foreign currency translation. Operating performance was favorably impacted by approximately 90 basis points primarily due to lower manufacturing costs from continuous improvement projects such as Project ReLoCo and lower raw material costs. Operating performance was also favorably impacted by approximately 40 basis points due to the Company’s change in useful lives of certain machinery and equipment assets, which was effective January 1, 2012. Operating performance was adversely affected by approximately 140 basis points primarily due to, among other items, pricing declines on certain product lines and amortization of intangibles associated with recent acquisitions.

Gross profit margin was 51.9% in the six-month period of 2013, compared with 51.0% for the comparable prior-year period. The increase in gross profit margin reflected estimated favorable impacts of 60 basis points relating to operating performance and 30 basis points relating to foreign currency translation. Operating performance was favorably impacted by approximately 90 basis points primarily due to lower manufacturing costs from continuous improvement projects and lower raw material costs. Operating performance was also favorably impacted by approximately 50 basis points due to the Company’s change in useful lives of certain machinery and equipment assets. Operating performance was adversely affected by approximately 80 basis points primarily due to, among other items, pricing declines on certain product lines and amortization of intangibles associated with recent acquisitions.

Selling and Administrative Expense

Selling and administrative expense was 25.7% of revenues for the second quarter, compared with 25.3% for the prior year’s period. Aggregate expenses for the second quarter reflected an increase in core spending of $19 million, primarily relating to expansion of our business in emerging markets and higher expenses resulting from recent acquisitions. Aggregate expenses for the second quarter of 2013 also reflected $14 million related to the medical device excise tax previously discussed, as well as increased spending of $2 million related to our global enterprise resource planning initiative to update our business information systems. These increases were partially offset by favorable foreign currency translation of $2 million and a decrease in deferred compensation expense of $2 million. This change in the deferred compensation liability is further discussed below. Selling and administrative expenses in the current year’s period also reflected a favorable comparison to the prior-year period of $4 million due to the timing of litigation costs.

Selling and administrative expense was 25.9% of revenues for the six-month period of fiscal year 2013, compared with 25.8% for the prior year’s period. Aggregate expenses for the second quarter reflected an increase in core spending of $59 million, primarily relating to expansion of our business in emerging markets and higher expenses resulting from recent acquisitions. Aggregate expenses for the second quarter of 2013 also reflected $14 million related to the medical device excise tax previously discussed as well as increased spending of $5 million related to our global enterprise resource planning initiative to update our business information systems. These increases were partially offset by favorable foreign currency translation of $9 million and a decrease in deferred compensation expense of $6 million. Selling and administrative expenses in the current year’s period also reflected a favorable comparison to the prior-year period of $22 million due to the timing of litigation costs.

Research and Development Expense

Research and development expense was $122 million, or 6.1% of revenues, for the second quarter, representing an increase of 4.8% compared with the prior year’s amount of $117 million, or 6.1% of revenues. Research and development expense was $241 million, or 6.2% of revenues, for the six-month period in the current year, compared with the prior year’s amount of $229 million, or 6.1% of revenues. The increases in research and development expense compared with the prior year’s periods reflected increased investment in new products and platforms within the Medical and Diagnostics segments.

Non-Operating Expense and Income

Interest income was $12 million in the second quarter and $20 million in the six-month period of 2013, compared with $17 million and $32 million, respectively, in the prior year’s periods. The decrease in the current year’s periods compared with the prior year’s period reflected the impact of lower rates on investments outside the U.S., as well as lower investment gains on assets related to our deferred compensation plan. The offsetting movements in the deferred compensation plan liability were recorded in selling and administrative expense. Interest expense was $35 million in the second quarter of both fiscal years 2013 and 2012. Interest expense was $70 million in the six-month period of 2013, compared with $65 million, in the prior year’s period. The increase primarily reflected higher levels of long-term fixed-rate debt.

Income Taxes

The income tax rate was 23.4% for the second quarter, compared with the prior year’s rate of 25.5%. The six-month tax rate was 24.8% compared with the prior year’s rate of 24.3%. The tax rates for the quarter and year-to-date periods ending March 31, 2013 reflected the reinstatement of the U.S. research and development tax credit. The income tax rate in the first six months of 2012 reflected the favorable impact of various tax settlements in multiple jurisdictions.

Income from Continuing Operations and Diluted Earnings Per Share from Continuing Operations

Income from continuing operations and diluted earnings per share from continuing operations for the second quarter of 2013 were $276 million and $1.39, respectively. Income from continuing operations and diluted earnings per share from continuing operations for the prior year’s second quarter were $275 million and $1.31, respectively. The medical device excise tax decreased income from continuing operations for the second quarter of 2013 by $9 million, or $0.05 diluted earnings per share. The current quarter’s earnings reflected an estimated $0.02 unfavorable impact due to foreign currency translation. For the six-month periods, income from continuing operations and diluted earnings per share from continuing operations were $546 million and $2.74, respectively, in 2013 and $524 million and $2.45, respectively, in 2012. The medical device excise tax decreased income from continuing operations for the six-month period of fiscal year 2013 by $9 million, or $0.05 diluted earnings per share. The current year-to-date period’s earnings reflected an immaterial impact due to foreign currency translation.

Liquidity and Capital Resources

Cash generated from operations, along with available cash and cash equivalents, is expected to be sufficient to fund our normal operating needs in fiscal year 2013. Normal operating needs in fiscal year 2013 include working capital, capital expenditures, cash dividends and common stock repurchases. Net cash provided by continuing operating activities was $543 million during the first six months of 2013, compared with $574 million in the same period in 2012. The current period change in operating assets and liabilities was a net use of cash and primarily reflected higher levels of inventory and lower levels of accounts payable and accrued expenses, partially offset by lower levels of prepaid expenses. Net cash provided by continuing operating activities in the first six months of 2013 was reduced by changes in the pension obligation resulting primarily from discretionary cash contributions of approximately $132 million. Net cash provided by continuing operating activities in the prior-year period was also reduced by changes in the pension obligation resulting primarily from discretionary cash contributions of approximately $100 million.

Net cash provided by continuing investing activities for the first six months of the current year was $415 million, compared with net cash used for continuing investing activities of $223 million in the prior-year period. The current period’s net cash provided by continuing investing activities included approximately $720 million of net proceeds from the sale of the Discovery Labware disposal group in the first quarter of fiscal year 2013. Cash outflows relating to acquisitions were $138 million in the first six months of the current year as a result of the Company’s acquisitions of Safety Syringes and Cato in the first and second quarters of fiscal year 2013, respectively. Cash outflows relating to acquisitions were $51 million in the prior year’s period as a result of the Company’s second quarter 2012 acquisition of KIESTRA. Capital expenditures were $197 million in the first six months of 2013 and $211 million in the same period in 2012.

Net cash used for financing activities for the first six months of the current year was $500 million, compared with net cash provided by financing activities of $278 million in the prior-year period. The prior period’s net cash provided by financing activities included the proceeds from $500 million of 5-year 1.75% notes and $1 billion of 10-year 3.125% notes issued on November 3, 2011.

For the first six months of the current year, we repurchased approximately 4.5 million shares of our common stock for $356 million, compared with approximately 13.3 million shares of our common stock for $1 billion in the prior-year period. Aggregate common stock repurchases are estimated to be approximately $500 million for the full fiscal year 2013, subject to market conditions. At March 31, 2013, a total of approximately 3.7 million common shares remained available for purchase under the Board of Directors’ July 2011 repurchase authorization.

At March 31, 2013, total worldwide cash and short-term investments were approximately $2.4 billion, of which $1.8 billion was held in jurisdictions outside of the United States. We regularly review the amount of cash and short-term investments held outside the United States and currently intend to use most of such amounts to fund our international operations and their growth initiatives. However, if these amounts were moved out of these jurisdictions or repatriated to the United States, there could be adverse tax consequences. It is anticipated that cash above the Company’s normal amount of annual repatriations may be repatriated out of fiscal year 2013 earnings. The cost of such potential incremental cash repatriations is not anticipated to materially impact the Company’s forecasted effective tax rate for the full fiscal year 2013.

As of March 31, 2013, total debt of $4.2 billion represented 47.2% of total capital (shareholders’ equity, net non-current deferred income tax liabilities, and debt), versus 49.7% at September 30, 2012. Short-term debt increased to 9.8% of total debt at the end of March 31, 2013, from 9.7% at September 30, 2012.

We have in place a commercial paper borrowing program that is available to meet our short-term financing needs, including working capital requirements. Borrowings outstanding under this program were $200 million at March 31, 2013. We have available a $1 billion syndicated credit facility with an expiration date of May 2017. This credit facility, under which there were no borrowings outstanding at March 31, 2013, provides backup support for our commercial paper program and can also be used for other general corporate purposes. It includes a provision that enables BD, subject to additional commitments made by the lenders, to access up to an additional $500 million in financing through the facility, for a maximum aggregate commitment of $1.5 billion. The credit facility includes a single financial covenant that requires BD to maintain an interest expense coverage ratio (ratio of earnings before income taxes, depreciation and amortization to interest expense) of not less than 5-to-1 for the most recent four consecutive fiscal quarters. On the last eight measurement dates, this ratio has ranged from 13-to-1 to 21-to-1. In addition, we have informal lines of credit outside the United States.

Government Receivables

Accounts receivable balances include sales to government-owned or government-supported healthcare facilities in several countries, which are subject to delays. Payment may be dependent upon the financial stability and creditworthiness of those countries’ national economies. Deteriorating credit and economic conditions in parts of Western Europe, particularly in Italy and Spain, may continue to increase the average length of time it takes us to collect our accounts receivable in certain regions within these countries. Outstanding governmental receivable balances, net of reserves, in Italy and Spain at March 31, 2013 were $79 million and $46 million, respectively.

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

•

Continued weakness in the global economy and financial markets, and the potential adverse effect on the cost of operating our business, the demand for our products and services, prices for our products and services due to increases in pricing pressure, or our ability to produce our products, including the impact on developing countries. In particular, deficit reduction efforts or other adverse changes in the availability of government funding for healthcare and research, particularly in the U.S. and Europe, could further weaken demand for our products and result in additional pricing pressures, as well as create potential collection risks associated with such sales. In that regard, in the U.S., automatic spending cuts, or sequestration that went into effect in March 2013, are impacting government healthcare spending and research funding.

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

•

New or changing laws and regulations affecting our domestic and foreign operations, or changes in enforcement practices, including laws relating to trade, monetary and fiscal policies, taxation (including tax reforms that could adversely impact multinational corporations), sales practices, environmental protection, price controls and licensing and regulatory requirements for new products and products in the postmarketing phase. In particular, the U.S. and other countries may impose new requirements regarding registration, labeling or prohibited materials that may require us to re-register products already on the market or otherwise impact our ability to market our products. Environmental laws, particularly with respect to the emission of greenhouse gases, are also becoming more stringent throughout the world, which may increase our costs of operations or necessitate changes in our manufacturing plants or processes or those of our suppliers, or result in liability to BD.

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

•

Pending and potential future litigation or other proceedings adverse to BD, including antitrust claims, product liability claims, environmental claims and patent infringement claims, and the availability or collectability of insurance relating to any such claims.

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

Item 4. Controls and Procedures

An evaluation was carried out by BD’s management, with the participation of BD’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of BD’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of March 31, 2013. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were, as of the end of the period covered by this report, effective and designed to ensure that material information relating to BD and its consolidated subsidiaries would be made known to them by others within these entities. There were no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2013 identified in connection with the above-referenced evaluation that have materially affected, or are reasonably likely to materially affect, BD’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

We are involved, both as a plaintiff and a defendant, in various legal proceedings which arise in the ordinary course of business, including product liability and environmental matters as set forth in our 2012 Annual Report on Form 10-K and in Note 5 of the Notes to Condensed Consolidated Financial Statements in this report. Since December 31, 2012, the following developments have occurred with respect to the legal proceedings in which we are involved:

Antitrust Class Actions

As previously reported, BD had entered into a settlement agreement with the direct purchasers that provides for, among other things, the payment by BD of $45 million, subject to any appeals, and a dismissal of the case with prejudice, insofar as it relates to direct purchaser claims. On April 12, 2013, the District Court granted final approval of the settlement.

Retractable Technologies, Inc. (“RTI”)

The trial on RTI’s antitrust and false advertising claims is expected to take place in September 2013.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in Part 1, Item 1A, of our 2012 Annual Report on Form 10-K except as provided below.

As part of the Budget Control Act passed in August 2011, automatic U.S. government spending cuts (known as sequestration) went into effect, beginning March 1, 2013. Half of the automatic reductions are imposed on non-defense spending, including reductions in payments to Medicare providers. Government research funding will also be impacted as part of the spending reduction. Such reductions in government healthcare spending and research funding could result in reduced demand for our products, particularly in our BD Biosciences segment, or additional pricing pressure.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth certain information regarding our purchases of common stock of BD during the quarter ended March 31, 2013.

Issuer Purchases of Equity Securities

For the three months ended March 31, 2013	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
January 1 – 31, 2013	—	—	—	4,305,581
February 1 – 28, 2013	641,444	$88.25	640,000	3,665,581
March 1 – 31, 2013	2,616	$95.61	—	3,665,581
Total	644,060	$88.28	640,000	3,665,581

(1)	Includes 4,060 shares purchased during the quarter in open market transactions by the trust relating to BD’s Deferred Compensation and Retirement Benefit Restoration Plan and 1996 Directors’ Deferral Plan.

(2)	The repurchases were made pursuant to a repurchase program covering 18 million shares authorized by the Board of Directors on July 26, 2011, for which there is no expiration date.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Exhibit 3(a)	Restated Certificate of Incorporation of Becton, Dickinson and Company as of January 29, 2013.

Exhibit 31	Certifications of Chief Executive Officer and Chief Financial Officer, pursuant to SEC Rule 13a—14(a).

Exhibit 32	Certifications of Chief Executive Officer and Chief Financial Officer, pursuant to Rule 13a—14(b) and Section 1350 of Chapter 63 of Title 18 of the U.S. Code.

Exhibit 101	The following materials from this report, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Becton, Dickinson and Company
(Registrant)

Dated: May 9, 2013

/s/ Suketu Upadhyay
Suketu Upadhyay
Acting Chief Financial Officer, Senior Vice President and Controller
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibits

3(a)	Restated Certificate of Incorporation of Becton, Dickinson and Company as of January 29, 2013.

31	Certifications of Chief Executive Officer and Chief Financial Officer, pursuant to SEC Rule 13a—14(a).

32	Certifications of Chief Executive Officer and Chief Financial Officer, pursuant to Rule 13a—14(b) and Section 1350 of Chapter 63 of Title 18 of the U.S. Code.

101	The following materials from this report, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.