Form 10-Q
period 2013-06-30
BECTON DICKINSON & CO
filed 2013-08-05
CIK 10795

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Shares Outstanding as of June 30, 2013
Common stock, par value $1.00	194,212,346

BECTON, DICKINSON AND COMPANY

FORM 10-Q

For the quarterly period ended June 30, 2013

ITEM 1. FINANCIAL STATEMENTS

BECTON, DICKINSON AND COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

Thousands of dollars

Assets	June 30, 2013	September 30, 2012
	(Unaudited)
Current Assets:
Cash and equivalents	$1,962,086	$1,671,165
Short-term investments	337,118	509,566
Trade receivables, net	1,254,595	1,249,549
Inventories:
Materials	212,659	200,514
Work in process	282,994	247,217
Finished products	913,455	792,948

	1,409,108	1,240,679
Prepaid expenses, deferred taxes and other	471,604	515,255
Assets held for sale	—	135,857

Total Current Assets	5,434,511	5,322,071
Property, plant and equipment	7,239,004	7,046,045
Less allowances for depreciation and amortization	3,887,342	3,742,117

	3,351,662	3,303,928
Goodwill	1,092,337	1,076,077
Core and Developed Technology, Net	543,476	511,674
Other Intangibles, Net	297,672	301,010
Capitalized Software, Net	361,644	346,182
Other	505,745	499,967

Total Assets	$11,587,047	$11,360,909

Liabilities and Shareholders’ Equity
Current Liabilities:
Short-term debt	$207,432	$405,142
Payables and accrued expenses	1,485,385	1,572,913

Total Current Liabilities	1,692,817	1,978,055
Long-Term Debt	3,762,567	3,761,112
Long-Term Employee Benefit Obligations	1,115,482	1,224,148
Deferred Income Taxes and Other	299,661	261,705
Commitments and Contingencies	—	—
Shareholders’ Equity:
Common stock	332,662	332,662
Capital in excess of par value	2,040,249	1,920,035
Retained earnings	11,347,943	10,435,378
Deferred compensation	18,177	18,917
Common shares in treasury – at cost	(8,158,359)	(7,769,292)
Accumulated other comprehensive loss	(864,152)	(801,811)

Total Shareholders’ Equity	4,716,520	4,135,889

Total Liabilities and Shareholders’ Equity	$11,587,047	$11,360,909

See notes to condensed consolidated financial statements

BECTON, DICKINSON AND COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

Thousands of dollars, except per share data

(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2013	2012	2013	2012
Revenues	$2,052,664	$1,980,530	$5,953,232	$5,741,211
Cost of products sold	992,673	947,395	2,868,993	2,789,044
Selling and administrative	534,320	469,130	1,544,808	1,439,094
Research and development	121,116	114,987	361,654	343,968

Total Operating Costs and Expenses	1,648,109	1,531,512	4,775,455	4,572,106

Operating Income	404,555	449,018	1,177,777	1,169,105
Interest income	6,272	6,253	26,012	38,379
Interest expense	(34,573)	(34,849)	(104,334)	(99,367)
Other income (expense), net	2,809	(1,881)	5,775	2,392

Income From Continuing Operations Before Income Taxes	379,063	418,541	1,105,230	1,110,509
Income tax provision	87,185	106,960	266,982	275,260

Income From Continuing Operations	291,878	311,581	838,248	835,249
Income from Discontinued Operations, net	9,672	15,285	364,375	45,635

Net Income	$301,550	$326,866	$1,202,623	$880,884

Basic Earnings per Share:
Income from Continuing Operations	$1.50	$1.54	$4.29	$4.02
Income from Discontinued Operations	0.05	0.08	1.87	0.22

Basic Earnings per Share	$1.55	$1.62	$6.16	$4.24

Diluted Earnings per Share:
Income from Continuing Operations	$1.47	$1.52	$4.21	$3.95
Income from Discontinued Operations	0.05	0.07	1.83	0.22

Diluted Earnings per Share	$1.52	$1.59	$6.04	$4.17

Dividends per Common Share	$0.495	$0.450	$1.485	$1.350

See notes to condensed consolidated financial statements

BECTON, DICKINSON AND COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Thousands of dollars

(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2013	2012	2013	2012
Net Income	$301,550	$326,866	$1,202,623	$880,884
Other Comprehensive Income (Loss), Net of Tax
Foreign currency translation adjustments	(75,263)	(263,223)	(108,963)	(203,081)
Defined benefit pension and postretirement plans	13,603	9,632	40,810	163,012
Unrealized (loss) gain on investments, net of amounts recognized	(2)	12	(2)	(19)
Unrealized gains on cash flow hedges, net of amounts realized	579	1,313	5,814	4,431

Other Comprehensive Loss, Net of Tax	(61,083)	(252,266)	(62,341)	(35,657)

Comprehensive Income	$240,467	$74,600	$1,140,282	$845,227

See notes to condensed consolidated financial statements

BECTON, DICKINSON AND COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Thousands of dollars

(Unaudited)

	Nine Months Ended June 30,
	2013	2012
Operating Activities
Net income	$1,202,623	$880,884
Less: Income from discontinued operations, net	364,375	45,635

Income from continuing operations	838,248	835,249
Adjustments to income from continuing operations to derive net cash provided by continuing operating activities, net of amounts acquired:
Depreciation and amortization	403,681	383,559
Share-based compensation	78,741	71,689
Deferred income taxes	(28,992)	(5,674)
Change in operating assets and liabilities	(228,615)	(117,819)
Pension obligation	(70,079)	(39,859)
Other, net	(3,696)	8,791

Net Cash Provided by Continuing Operating Activities	989,288	1,135,936

Investing Activities
Capital expenditures	(339,024)	(313,481)
Capitalized software	(49,162)	(51,225)
Proceeds from (purchases of) investments, net	156,749	(158,074)
Acquisitions of businesses, net of cash acquired	(136,271)	(50,891)
Divestitures of businesses	735,989	—
Other, net	(71,936)	(70,540)

Net Cash Provided by (Used for) Continuing Investing Activities	296,345	(644,211)

Financing Activities
Change in short-term debt	(199,636)	5,784
Proceeds from long-term debt	—	1,488,285
Payments of debt	(18)	(42,337)
Repurchase of common stock	(406,485)	(1,250,011)
Excess tax benefits from payments under share-based compensation plans	20,127	8,748
Dividends paid	(289,605)	(280,260)
Issuance of common stock and other, net	45,466	13,438

Net Cash Used for Financing Activities	(830,151)	(56,353)

Discontinued Operations
Net cash (used for) provided by operating activities	(153,401)	54,588
Net cash used for investing activities	(217)	(3,959)

Net Cash (Used for) Provided by Discontinued Operations	(153,618)	50,629
Effect of exchange rate changes on cash and equivalents	(10,943)	(2,564)

Net increase in cash and equivalents	290,921	483,437
Opening Cash and Equivalents	1,671,165	1,175,282

Closing Cash and Equivalents	$1,962,086	$1,658,719

See notes to condensed consolidated financial statements

BECTON, DICKINSON AND COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Dollar and share amounts in thousands, except per share data

June 30, 2013

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

Note 3 – Accumulated Other Comprehensive Income

The components and changes in accumulated other comprehensive income (loss) for the nine-month period ended June 30, 2013 were as follows:

	Total	Foreign Currency Translation Adjustments	Benefit Plans Adjustments (A)	Unrealized Loss on Investments (B)	Unrealized Losses on Cash Flow Hedges(C)
Balance at September 30, 2012	$(801,811)	$51,259	$(814,739)	$(135)	$(38,196)
Other comprehensive (loss) income before reclassifications	(106,673)	(108,963)	—	(2)	2,292
Amounts reclassified into income (D)	44,332	—	40,810	—	3,522

Balance at June 30, 2013	$(864,152)	$(57,704)	$(773,929)	$(137)	$(32,382)

(A)	The reclassifications from accumulated other comprehensive income (loss) are included in the computation of net periodic pension cost and additional details are provided in Note 8. The reclassification amount for the three months ended June 30, 2013 was $13,602. The reclassification amounts for the three and nine months ended June 30, 2012 were $9,632 and $30,828, respectively. Amounts are net of taxes.
(B)	Amounts are net of taxes.
(C)	The reclassification amount for the three months ended June 30, 2013 was $631. The reclassification amounts for the three and nine months ended June 30, 2012 were $1,313 and $3,564, respectively. Additional details regarding the reclassifications from accumulated other comprehensive income (loss) related to cash flow hedges are provided in Note 12. Amounts are net of taxes.
(D)	The benefit plan-related amount is not reclassified into income in its entirety. The reclassification amount for cash flow hedges consists of $4,020 related to interest rate swaps that was recorded in Interest expense and $(498) related to commodity forward contracts that was recorded in Costs of products sold.

The loss in foreign currency translation adjustments for the nine months ended June 30, 2013 was primarily attributable to the weakening of currencies in Latin America and Asia Pacific, as well as weakening of the Yen, against the U.S. dollar during the period.

The income tax benefits associated with the benefit plan-related reclassification adjustments for amortization of prior service credit and amortization of net actuarial losses for the three months ended June 30, 2013 and 2012 were $7,505 and $5,415, respectively. The income tax benefits associated with the reclassification adjustments for amortization of prior service credit and amortization of net actuarial losses for the nine months ended June 30, 2013 and 2012 were $22,516 and $17,433, respectively.

The income tax benefit recorded in the three months ended June 30, 2013 for unrealized losses on cash flow hedges was $32. There were no unrealized gains or losses recorded on cash flow hedges in the three months ended June 30, 2012. The income tax provision recorded in the nine months ended June 30, 2013 and 2012 for unrealized gains on cash flow hedges was $1,405 and $531, respectively. The tax benefits associated with the reclassification adjustments for realized hedge losses in the three months ended June 30, 2013 and 2012 were $387 and $805, respectively. The tax benefits associated with the reclassification adjustments for realized hedge losses in the nine months ended June 30, 2013 and 2012 were $2,159 and $2,185, respectively.

Note 4 – Earnings per Share

The weighted average common shares used in the computations of basic and diluted earnings per share (shares in thousands) were as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2013	2012	2013	2012
Average common shares outstanding	194,879	202,015	195,312	207,605
Dilutive share equivalents from share-based plans	3,840	3,275	3,799	3,649

Average common and common equivalent shares outstanding – assuming dilution	198,719	205,290	199,111	211,254

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

The Company is also named as a defendant in the following purported class action suits brought on behalf of indirect purchasers of the Company’s products, such as hospitals and retailers (the “Hospital Plaintiffs”), alleging that the Company violated federal and state antitrust laws, resulting in the charging of higher prices for the Company’s products to the plaintiffs and other purported class members.

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

Pursuant to a settlement agreement the Company entered into with the Distributor Plaintiffs in these actions on April 27, 2009 and following approval by the District Court (on a preliminarily basis in November 2012 and on a final basis in April 2013), the Company has paid $45,000 in exchange for a release by all potential class members of the direct purchaser claims under federal antitrust laws related to the products and acts enumerated in the complaint, and a dismissal of the case with prejudice, insofar as it relates to direct purchaser claims.

On July 30, 2013, the Company entered into an agreement with the Hospital Plaintiffs to settle their claims in these actions, which agreement is subject to preliminary and final approval by the court following notice to potential class members. The settlement agreement provides for the Company to pay $22,000 into a fund in exchange for a release by all potential class members of the indirect purchaser claims related to the products and acts enumerated in the complaint, and a dismissal of the case with prejudice. The release will not cover potential class members that opt out of the settlement. The Company currently cannot estimate the range of reasonably possible losses with respect to these class action matters beyond the $22,000 settlement.

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

	Three Months Ended June 30,			Nine Months Ended June 30,
	2013		2012	2013		2012
Revenues (A)
Medical	$1,140,498		$1,070,076	$3,185,943		$3,041,660
Diagnostics	655,110		642,250	1,965,976		1,893,012
Biosciences	257,056		268,204	801,313		806,539

	$2,052,664		$1,980,530	$5,953,232		$5,741,211

Segment Operating Income
Medical	$334,197		$323,868	$913,169		$862,856
Diagnostics	158,517		173,535	473,429		496,950
Biosciences	58,138		67,157	194,583		199,582

Total Segment Operating Income	550,852		564,560	1,581,181		1,559,388
Unallocated Items (B)	(171,789	) (C)	(146,019)	(475,951	) (C)	(448,879)

Income from Continuing Operations Before Income Taxes	$379,063		$418,541	$1,105,230		$1,110,509

(A)	Intersegment revenues are not material.
(B)	Includes primarily interest, net; foreign exchange; corporate expenses; and share-based compensation expense.
(C)	Includes the $22,000 charge associated with the pending litigation settlement related to indirect purchaser antitrust class action cases as disclosed in Note 5.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2013	2012	2013	2012
Revenues by Organizational Units

BD Medical
Medical Surgical Systems	$560,916	$531,771	$1,635,420	$1,573,020
Diabetes Care	249,606	232,675	724,500	677,839
Pharmaceutical Systems	329,976	305,630	826,023	790,801

	1,140,498	1,070,076	3,185,943	3,041,660

BD Diagnostics
Preanalytical Systems	344,869	333,454	1,009,668	973,389
Diagnostic Systems	310,241	308,796	956,308	919,623

	655,110	642,250	1,965,976	1,893,012

BD Biosciences	257,056	268,204	801,313	806,539

	$2,052,664	$1,980,530	$5,953,232	$5,741,211

Revenues by geographic areas were as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2013	2012	2013	2012
Total Revenues
United States	$847,692	$836,535	$2,501,357	$2,463,858
International	1,204,972	1,143,995	3,451,875	3,277,353

	$2,052,664	$1,980,530	$5,953,232	$5,741,211

Note 7 – Share-Based Compensation

The Company grants share-based awards under the 2004 Employee and Director Equity-Based Compensation Plan (the “2004 Plan”), which provides long-term incentive compensation to employees and directors. The Company believes that such awards align the interests of its employees and directors with those of its shareholders.

The fair value of share-based payments is recognized as compensation expense in net income. For the three months ended June 30, 2013 and 2012, compensation expense charged to income was $20,478 and $18,063, respectively. For the nine months ended June 30, 2013 and 2012, compensation expense was $78,741 and $71,689, respectively. Share-based compensation attributable to discontinued operations was not material.

The amount of unrecognized compensation expense for all non-vested share-based awards as of June 30, 2013 was approximately $120,357, which is expected to be recognized over a weighted-average remaining life of approximately 2.0 years.

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

Net pension and postretirement cost included the following components for the three months ended June 30:

	Pension Plans		Other Postretirement Benefits
	2013	2012	2013	2012
Service cost	$20,879	$17,295	$1,436	$1,287
Interest cost	21,618	21,020	2,515	2,405
Expected return on plan assets	(28,995)	(23,862)	—	—
Amortization of prior service credit	(3,250)	(2,531)	(284)	(173)
Amortization of loss	18,674	12,917	976	1,041

Net pension and postretirement cost	$28,926	$24,839	$4,643	$4,560

Net pension and postretirement cost included the following components for the nine months ended June 30:

	Pension Plans		Other Postretirement Benefits
	2013	2012	2013	2012
Service cost	$62,826	$58,047	$4,322	$4,232
Interest cost	65,049	70,549	7,552	8,840
Expected return on plan assets	(87,248)	(80,086)	—	—
Amortization of prior service credit	(9,779)	(8,495)	(854)	(518)
Amortization of loss	56,190	43,347	2,930	3,366

Net pension and postretirement cost	$87,038	$83,362	$13,950	$15,920

The amounts provided for amortization of prior service credit and amortization of loss above represent the reclassifications of prior service credits and net actuarial losses that were recognized as Accumulated other comprehensive (loss) income in prior periods.

Postemployment benefit costs for the three months ended June 30, 2013 and 2012 were $11,695 and $8,995, respectively. For the nine months ended June 30, 2013 and 2012, postemployment benefit costs were $35,083 and $26,985, respectively.

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

The fair value of consideration transferred was $23,307, which included $14,487 in cash, net of $140 in cash acquired, as well as $8,820 in contingent consideration that will be paid based upon the achievement of certain revenue milestones. The fair value of the contingent consideration was estimated using a probability-weighted discounted cash flow model that was based upon the probabilities assigned to the contingent events.

The acquisition was accounted for under the acquisition method of accounting for business combinations, and Cato’s results of operations were included in the Medical segment’s results from the acquisition date. Pro forma information is not provided as the acquisition did not have a material effect on the Company’s consolidated results. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date. These fair values are based upon the information available as of June 30, 2013 and may be adjusted should further information regarding events or circumstances existing at the acquisition date become available.

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

The $11,329 of goodwill was allocated to the Medical segment. Goodwill typically results through expected synergies from combining operations of an acquiree and an acquirer, as well as from intangible assets that do not qualify for separate recognition. The goodwill recognized as a result of this acquisition includes, among other things, the Company’s ability to accelerate growth of the early-stage market for comprehensive pharmacy workflow solutions. Also, synergies are expected from complementing the Company’s existing safety-engineered products with Cato’s medication safety solution. No portion of this goodwill is currently expected to be deductible for tax purposes. The Company recognized $650 of acquisition-related costs that were expensed in the current year-to-date period and reported in the Condensed Consolidated Statements of Income as Selling and administrative.

Safety Syringes

On December 24, 2012, the Company acquired a 100% interest in Safety Syringes, Inc., (“Safety Syringes”), a privately held California-based company that specializes in the development of anti-needlestick devices for prefilled syringes. This acquisition is intended to broaden the Company’s existing healthcare worker safety offerings to include passive safety technologies.

The fair value of consideration transferred was $124,088, which included $123,738 in cash, net of $1,262 in cash acquired. The fair value of consideration transferred also included $350 for the effective settlement of an intangible asset associated with a preexisting licensing arrangement the Company entered into with Safety Syringes in fiscal year 2005. The terms of the licensing arrangement were determined to represent fair value at the acquisition date, and as such, the Company did not record any gain or loss separately from the acquisition.

The acquisition was accounted for under the acquisition method of accounting for business combinations, and Safety Syringes’ results of operations were included in the Medical segment’s results from the acquisition date. Pro forma information is not provided as the acquisition did not have a material effect on the Company’s consolidated results. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date. These fair values are based upon the information available as of June 30, 2013 and may be adjusted should further information regarding events or circumstances existing at the acquisition date become available.

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

The $34,255 of goodwill was allocated to the Medical segment. Goodwill typically results through expected synergies from combining operations of an acquiree and an acquirer, as well as from intangible assets that do not qualify for separate recognition. The goodwill recognized as a result of this acquisition includes, among other things, the synergies expected from complementing the Company’s existing healthcare safety offerings with passive anti-needlestick technologies. Additionally, synergies are expected to result from expanding the market for the passive anti-needlestick offerings through the Company’s broader global sales organization and customer relationships. This goodwill is expected to be deductible for tax purposes. The Company recognized $1,980 of acquisition-related costs that were expensed in the current year-to-date period and reported in the Condensed Consolidated Statements of Income as Selling and administrative.

Note 10 – Divestiture

On October 31, 2012, the Company completed the sale of its BD Biosciences—Discovery Labware unit, excluding its Advanced Bioprocessing platform, to Corning Incorporated. Gross cash proceeds from the sale were approximately $739,884, and the Company recognized a pre-tax gain on sale from this divestiture of $577,385. The after-tax gain recognized from this divestiture was $355,948. As a result of this divestiture, the Company derecognized $16,601 of goodwill, allocated based upon the relative fair values of the disposed assets.

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

In connection with the sale of the Discovery Labware disposal group, the Company received an additional payment of approximately $15,800 from the buyer in the third quarter of fiscal year 2013. In accordance with the terms of the Asset Purchase Agreement, the Company is entitled to receive this payment as reimbursement for additional tax costs to be incurred by the Company resulting from the joint election under Internal Revenue Code Section 338(h)(10) for the buyer to treat the acquisition as an asset purchase for federal tax purposes. The Company recorded the payment as additional proceeds from the sale and the resulting gain was recorded in discontinued operations in the third quarter of fiscal year 2013.

The results of operations associated with the Discovery Labware disposal group are reported as discontinued operations for all periods presented in the accompanying Condensed Consolidated Statements of Income and Cash Flows and related disclosures.

Results of discontinued operations were as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2013	2012	2013	2012
Revenues	$—	$60,265	$20,196	$178,118

Income from discontinued operations before income taxes	16,104	22,573	585,967	67,793
Less income tax provision	6,432	7,288	221,592	22,158

Income from discontinued operations, net	$9,672	$15,285	$364,375	$45,635

Note 11 – Intangible Assets

Intangible assets consisted of:

	June 30, 2013		September 30, 2012
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets
Core and developed technology	$922,582	$379,106	$856,585	$344,911
Product rights	159,299	19,923	163,465	12,232
Patents, trademarks, and other	346,027	251,640	325,998	240,036

	$1,427,908	$650,669	$1,346,048	$597,179

Unamortized intangible assets
Acquired in-process research and development	$61,236		$61,138
Trademarks	2,673		2,677

	$63,909		$63,815

Intangible amortization expense for the three months ended June 30, 2013 and 2012 was $21,558 and $17,580, respectively. Intangible amortization expense for the nine months ended June 30, 2013 and 2012 was $62,377 and $50,237, respectively.

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

The total notional amounts of the Company’s outstanding foreign exchange contracts as of June 30, 2013 and September 30, 2012 were $1,610,978 and $2,020,698, respectively.

From time to time, the Company may partially hedge forecasted export sales denominated in foreign currencies using forward and option contracts, generally with one-year terms. The Company’s hedging program has been designed to mitigate exposures resulting from movements of the U.S. dollar, from the beginning of a reporting period, against other foreign currencies. The Company’s strategy is to offset the changes in the present value of future foreign currency revenue resulting from these movements with either gains or losses in the fair value of foreign currency derivative contracts. The Company did not enter into contracts to hedge cash flows for fiscal year 2012 and, as of June 30, 2013, the Company had not entered into such contracts to hedge cash flows for fiscal year 2013.

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

Changes in the fair value of the interest rate swaps designated as cash flow hedges (i.e., hedging the exposure to variability in expected future cash flows that is attributable to a particular risk) are offset by amounts recorded in Other comprehensive income (loss). If interest rate derivatives designated as cash flow hedges are terminated, the balance in Accumulated other comprehensive income (loss) attributable to those derivatives is reclassified into earnings over the remaining life of the hedged debt. The amount, related to terminated interest rate swaps, expected to be reclassified and recorded in Interest expense within the next 12 months is $5,456, net of tax.

The total notional amount of the Company’s outstanding interest rate swaps designated as fair value hedges was $200,000 at September 30, 2012. The outstanding swap represented a fixed-to-floating rate swap agreement that was entered into to convert the interest payments on $200,000 in 4.55% notes, due April 15, 2013, from the fixed rate to a floating interest rate based on LIBOR. This swap was terminated, concurrent with the maturity of the underlying notes, in April 2013.

The Company had no outstanding interest rate swaps designated as cash flow hedges as of June 30, 2013 or as of September 30, 2012.

Other Risk Exposures

The Company purchases resins, which are oil-based components used in the manufacture of certain products. Significant increases in world oil prices that lead to increases in resin purchase costs could impact future operating results. From time to time, the Company has managed price risks associated with these commodity purchases. In July 2012, the Company entered into cash-settled forward contracts to hedge approximately 16% of its expected global resin purchase volumes in fiscal year 2013. These contracts were designated as cash flow hedges, and the total notional amount of these contracts at June 30, 2013 and September 30, 2012 was $5,742 and $22,534, respectively.

Effects on Consolidated Balance Sheets

The location and amounts of derivative instrument fair values in the consolidated balance sheet are segregated below between designated, qualifying hedging instruments and ones that are not designated for hedge accounting.

	June 30, 2013	September 30, 2012
Asset derivatives-designated for hedge accounting
Interest rate swap	$—	$2,353
Commodity forward contracts	542	—

Total asset derivatives-designated for hedge accounting	542	2,353

Asset derivatives-undesignated for hedge accounting
Forward exchange contracts	14,178	17,197

Total asset derivatives (A)	$14,720	$19,550

Liability derivatives-designated for hedge accounting
Commodity forward contracts	$—	$1,666

Liability derivatives-undesignated for hedge accounting
Forward exchange contracts	10,741	16,563

Total liability derivatives (B)	$10,741	$18,229

(A)	All asset derivatives are included in Prepaid expenses, deferred taxes and other.
(B)	All liability derivatives are included in Accrued expenses.

Effects on Consolidated Statements of Income

Cash flow hedges

The location and amount of gains and losses on designated derivative instruments recognized in the consolidated statement of income for the three months ended June 30 consisted of:

Derivatives Accounted for as Designated Cash Flow Hedging Relationships	Gain (Loss) Recognized in OCI on Derivatives, Net of Tax		Location of Gain (Loss) Reclassified from Accumulated OCI into Income	Gain (Loss) Reclassified from Accumulated OCI into Income, Net of Tax
	2013	2012		2013	2012
Interest rate swaps	$—	$—	Interest expense	$(1,340)	$(1,313)
Commodity forward contracts	(52)	—	Cost of products sold	709	—

	$(52)	$—		$(631)	$(1,313)

The location and amount of gains and losses on designated derivative instruments recognized in the consolidated statement of income for the nine months ended June 30 consisted of:

Derivatives Accounted for as Designated Cash Flow Hedging Relationships	Gain (Loss) Recognized in OCI on Derivatives, Net of Tax		Location of Gain (Loss) Reclassified from Accumulated OCI into Income	Gain (Loss) Reclassified from Accumulated OCI into Income, Net of Tax
	2013	2012		2013	2012
Interest rate swaps	$—	$867	Interest expense	$(4,020)	$(3,564)
Commodity forward contracts	2,292	—	Cost of products sold	498	—

	$2,292	$867		$(3,522)	$(3,564)

The Company’s designated derivative instruments are highly effective. As such, there were no gains or losses, related to hedge ineffectiveness or amounts excluded from hedge effectiveness testing, recognized immediately in income for the three and nine-month periods ending June 30, 2013.

Fair value hedge

The location and amount of gains or losses on the hedged fixed rate debt attributable to changes in the market interest rates and the offsetting gain (loss) on the related interest rate swap were as follows:

Income Statement Classification	Gain/(Loss) on Swap				Gain/(Loss) on Borrowings
	Three Months Ended June 30,		Nine Months Ended June 30,		Three Months Ended June 30,		Nine Months Ended June 30,
	2013	2012	2013	2012	2013	2012	2013	2012
Other income (expense) (A)	$(193)	$(975)	$(2,353)	$(2,707)	$193	$975	$2,353	$2,707

(A)	Changes in the fair value of the interest rate swap offset changes in the fair value of the fixed rate debt due to changes in market interest rates. There was no hedge ineffectiveness relating to this interest rate swap.

Undesignated hedges

The location and amount of gains and losses recognized in income on derivatives not designated for hedge accounting were as follows:

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
		Three Months Ended June 30,		Nine Months Ended June 30,
		2013	2012	2013	2012
Forward exchange contracts (B)	Other income (expense)	$(5,063)	$(19,319)	$(817)	$(13,280)

(B)	The gains and losses on forward contracts and currency options utilized to hedge the intercompany transactional foreign exchange exposures are largely offset by gains and losses on the underlying hedged items in Other income (expense).

Note 13 – Financial Instruments and Fair Value Measurements

The fair values of financial instruments, including those not recognized on the statement of financial position at fair value, carried at June 30, 2013 and September 30, 2012 are classified in accordance with the fair value hierarchy in the tables below:

		Basis of Fair Value Measurement
	June 30, 2013 Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Institutional money market investments	$1,126,063	$1,126,063	$—	$—
Forward exchange contracts	14,178	—	14,178	—
Commodity forward contracts	542	—	542	—

Total Assets	$1,140,783	$1,126,063	$14,720	$—

Liabilities
Forward exchange contracts	$10,741	$—	$10,741	$—
Contingent consideration liabilities	29,470	—	—	29,470

Total Liabilities	$40,211	$—	$10,741	$29,470

		Basis of Fair Value Measurement
	September 30, 2012 Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Institutional money market investments	$1,065,629	$1,065,629	$—	$—
Forward exchange contracts	17,197	—	17,197	—
Interest rate swap	2,353	—	2,353	—

Total Assets	$1,085,179	$1,065,629	$19,550	$—

Liabilities
Forward exchange contracts	$16,563	$—	$16,563	$—
Commodity forward contracts	1,666	—	1,666	—
Contingent consideration liabilities	20,261	—	—	20,261

Total Liabilities	$38,490	$—	$18,229	$20,261

The Company’s institutional money market accounts permit daily redemption and the fair values of these investments are based upon the quoted prices in active markets provided by the holding financial institutions. The Company’s remaining cash equivalents were $836,023 and $605,536 at June 30, 2013 and September 30, 2012, respectively. Short-term investments are held to their maturities and are carried at cost, which approximates fair value. The cash equivalents consist of liquid investments with a maturity of three months or less and the short-term investments consist of instruments with maturities greater than three months and less than one year.

The Company measures the fair value of forward exchange contracts and currency options using an income approach with significant observable inputs, specifically spot currency rates, market designated forward currency prices and a discount rate. The fair value of interest rate swaps is provided by the financial institutions that are counterparties to these arrangements.

Long-term debt is recorded at amortized cost. The fair value of long-term debt is measured based upon quoted prices in active markets for similar instruments, which are considered Level 2 inputs in the fair value hierarchy. The fair value of long-term debt was $4,003,112 and $4,317,059 at June 30, 2013 and September 30, 2012, respectively. The fair value of $200,000 of 4.55% notes due on April 15, 2013 that were repaid during the third quarter of fiscal year 2013 was $206,452 at September 30, 2012.

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

A net year-to-date increase of $202 in the contingent consideration liability for the KIESTRA acquisition included an increase in the liability that was recognized in the Condensed Consolidated Statements of Income as Cost of products sold in the third quarter of fiscal year 2013 as a result of the remeasurement of performance-based contingent payments under the acquisition agreement. An increase in the contingent consideration liability relating to development milestone payments was recognized in the second quarter 2013 as Research and development and a payment was made in the third quarter of fiscal year 2013 upon the completion of this development milestone. The contingent consideration liabilities relating to the KIESTRA and Cato acquisitions were additionally impacted by foreign currency translation during the three and nine-month periods ended June 30, 2013.

The Company’s policy is to recognize any transfers into fair value measurement hierarchy levels and transfers out of levels at the beginning of each reporting period. There were no transfers in and out of Level 1, Level 2 or Level 3 measurements for the three and nine months ended June 30, 2013 and 2012.

Note 14 – Income Taxes

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

It is reasonably possible that the Company’s existing liabilities for uncertain tax benefits may decrease within the next twelve months primarily due to the progression of audits in process in multiple jurisdictions or the expiration of statutes of limitation. The impact of these items is not expected to be material to the Company’s consolidated results of operations.

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

Overview of Financial Results and Financial Condition

Third quarter revenues of $2.053 billion represented an increase of 3.6% from the same period a year ago, and reflected volume increases of approximately 4.9%, and favorable price impacts, including product mix, of approximately 0.2%, partially offset by unfavorable foreign currency translation of approximately 1.5%. Revenue growth in the third quarter of fiscal year 2013 was driven by our Medical and Diagnostics segments and was attributable to new product sales, growth from acquisitions, sales of safety-engineered products and geographic expansion. Revenue growth also benefitted from the reversal of unfavorable order timing which affected revenues in the second quarter of fiscal year 2013. Revenues in our Biosciences segment benefitted from slight growth in instrument placements in the U.S., but were unfavorably impacted by continued softness in Western European sales due to austerity measures, the timing of government funding in Japan, and the unfavorable timing of Advanced Bioprocessing orders. This unfavorable timing of Advanced Bioprocessing orders, as well as ongoing softness in the Diagnostics segment’s Women’s Health and Cancer platform, unfavorably impacted U.S. revenue growth in the third quarter of fiscal year 2013. International revenues in our Medical and Diagnostics segments reflected continued strength in emerging market sales and strong sales of safety-engineered products. Sales of safety-engineered devices in the United States in the third quarter of 2013 of $301 million increased 5.6% over the prior year’s quarter. International sales of safety-engineered devices of $237 million in the third quarter of 2013 grew 9.9% over the prior year’s period, including an estimated 2.8% unfavorable impact due to foreign currency translation. International safety-engineered device revenue growth continues to be driven by strong growth in the Medical segment, with the largest growth in Western Europe and emerging markets.

We continue to invest in research and development spending, geographic expansion, and new product promotions to drive further revenue and profit growth. Our ability to sustain our long-term growth will depend on a number of factors, including our ability to expand our core business (including geographical expansion), develop innovative new products with higher gross profit margins across our business segments, and continue to improve operating efficiency and organizational effectiveness. The healthcare industry continues to face a challenging economic environment. The current economic conditions and other circumstances have resulted in pricing pressures for some of our products. Continued uncertainty in the research spending environment could adversely affect our Biosciences segment. In other areas of our U.S. business, healthcare utilization is stable but constrained. Additionally, we have experienced constrained healthcare utilization in Europe due to continued macroeconomic challenges in that region, although we currently view the environment as stable.

In addition to the economic conditions in the United States and elsewhere, numerous other factors can affect our ability to achieve our goals including, without limitation, increased competition and healthcare reform initiatives. For example, the U.S. Patient Protection and Affordable Care Act contains the medical device excise tax that, effective January 1, 2013, imposes a 2.3% tax on certain U.S. sales of medical devices. The impact of this tax on our results for the three and nine-month periods ended June 30, 2013 are further discussed below. We currently estimate the full year fiscal 2013 impact from this excise tax (impacting only three quarters for fiscal year 2013) will be about $40 to $45 million.

Our financial position remains strong, with cash flows from operating activities totaling $989 million in the first nine months of 2013. At June 30, 2013, we had $2.3 billion in cash and equivalents and short-term investments. Cash outflows relating to acquisitions primarily represented the purchase of Safety Syringes, Inc. (“Safety Syringes”), a privately held California-based company that specializes in the development of anti-needlestick devices for prefilled syringes for $124 million, net of cash acquired. Cash flows relating to acquisitions also included the purchase of Cato Software Solutions (“Cato”), a privately held Austria-based manufacturer of a suite of comprehensive medication safety software solutions, for $14 million, net of cash acquired. Refer to Note 9 in the Notes to Condensed Consolidated Financial Statements for further discussion of these acquisitions. Cash inflows from divestitures of $736 million represented the sale of Biosciences’ Discovery Labware unit, excluding its Advanced Bioprocessing platform. Refer to Note 10 in the Notes to Condensed Consolidated Financial Statements for additional information. Also, we continued to return value to our shareholders in the form of share repurchases and dividends. During the first nine months of 2013, we repurchased $406 million of our common stock and paid cash dividends of $290 million.

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

Comparisons of income from continuing operations between the third-quarter and nine-month periods of fiscal year 2013 and the prior-year periods of fiscal year 2012 are affected by the following items that are reflected in our financial results:

•

During the third-quarter and nine-month periods of fiscal year 2013, we recorded a pre-tax charge of $22 million, or $0.07 diluted earnings per share from continuing operations, in selling and administrative expense for the pending litigation settlement related to the indirect purchaser antitrust class action cases as disclosed in Note 5 in the Notes to Condensed Consolidated Financial Statements.

•

During the third quarter of fiscal year 2013, we recorded a pre-tax charge of $13 million, or $0.04 diluted earnings per share from continuing operations, in selling and administrative expense relating to the medical device excise tax discussed above. The pre-tax charge relating to this tax was $27 million, or $0.09 diluted earnings per share from continuing operations, for the nine-month period of fiscal year 2013.

Results of Operations

Revenues

Refer to Note 6 in the Notes to Condensed Consolidated Financial Statements for segment financial data.

Medical Segment

Third quarter revenues of $1.140 billion increased 6.6% over the prior year’s quarter, which reflected an estimated unfavorable foreign currency translation impact of 1.3%.

The following is a summary of third quarter Medical revenues by organizational unit:

	Three months ended June 30,
(millions of dollars)	2013	2012	Total Change	Estimated Foreign Exchange Impact
Medical Surgical Systems	$561	$532	5.5%	(1.1)%
Diabetes Care	250	233	7.3%	(2.1)%
Pharmaceutical Systems	330	306	8.0%	(1.2)%

Total Revenues*	$1,140	$1,070	6.6%	(1.3)%

*	Amounts may not add due to rounding

Medical segment revenue growth was driven by strong international sales, strong sales of safety-engineered products and the reversal of unfavorable order timing which affected revenues in the second quarter of fiscal year 2013. Solid revenue growth in the Medical Surgical Systems unit was largely attributable to sales in emerging markets and strong international sales of safety-engineered products, including the BD PhaSeal™ System. Revenue growth in the Diabetes Care unit reflected strong sales of pen needles, including the BD Ultra-Fine™ Nano and PentaPoint™ products as well as the BD AutoShield™ Duo Pen Needle. Revenue growth in Diabetes Care also reflected the favorable timing of orders. Revenue growth in the Pharmaceutical Systems unit benefitted from the favorable timing of orders and from revenue growth attributable to the acquisition of Safety Syringes in the first quarter of fiscal year 2013. Global sales of safety-engineered products were $268 million, compared with $240 million in the prior year’s quarter, and included an estimated $3 million unfavorable impact due to foreign currency translation. Total Medical revenues for the nine-month period ended June 30, 2013 increased by 4.7% from the prior-year nine-month period, including an estimated 1.1% unfavorable impact from foreign currency translation. For the nine-month period ended June 30, 2013, global sales of safety-engineered products were $776 million, compared with $716 million in the prior year’s period, and included an estimated $6 million unfavorable impact due to foreign currency translation.

Medical operating income for the third quarter was $334 million, or 29.3% of Medical revenues, compared with $324 million, or 30.3% of segment revenues, in the prior year’s quarter. Gross profit margin was higher in the current quarter than the third quarter of 2012 primarily due to lower manufacturing costs resulting from Project ReLoCo, a global, cross-functional business initiative to drive sustained low-cost capability primarily benefitting Medical Surgical Systems. Gross profit margin was also favorably impacted by pricing on certain product lines. These favorable impacts on gross profit margin were partially offset by unfavorable foreign currency translation. See further discussion on gross profit margin below. Selling and administrative expense as a percent of Medical revenues in the third quarter of 2013 was higher than in the third quarter of 2012. This increase reflected the medical device excise tax previously discussed, as well as increased spending for expansion in emerging markets. Research and development expenses for the quarter increased $5 million, or 12% above the prior year’s period, reflecting ongoing investment in new products and platforms. Segment operating income for the nine-month period was $913 million, or 28.7% of Medical revenues, compared with $863 million, or 28.4%, in the prior year’s period.

Diagnostics Segment

Third quarter revenues of $655 million increased 2.0% over the prior year’s quarter, which reflected an estimated unfavorable foreign currency translation impact of 1.6%.

The following is a summary of third quarter Diagnostics revenues by organizational unit:

	Three months ended June 30,
(millions of dollars)	2013	2012	Total Change	Estimated Foreign Exchange Impact
Preanalytical Systems	$345	$333	3.4%	(1.2)%
Diagnostic Systems	310	309	0.5%	(2.0)%

Total Revenues	$655	$642	2.0%	(1.6)%

Diagnostics segment revenue growth was driven by solid sales in the Preanalytical Systems unit. Revenues in the Diagnostic Systems unit were unfavorably impacted by the timing of lab automation system installations globally, as well as ongoing softness in the United States in the Women’s Health and Cancer platform due to guidelines providing for increased Pap smear testing intervals. Global sales of safety-engineered products in the Preanalytical Systems unit totaled $270 million, compared with $261 million in the prior year’s quarter, and included an estimated $3 million unfavorable impact due to foreign currency translation. Total Diagnostics revenues for the nine-month period ended June 30, 2013 increased by 3.9% from the prior-year nine-month period, including an estimated 1.0% unfavorable impact from foreign currency translation. For the nine-month period ended June 30, 2013, global sales of safety-engineered products in the Preanalytical Systems unit were $788 million, compared with $761 million in the prior year’s period, and included an estimated $6 million unfavorable impact due to foreign currency translation.

Diagnostics operating income for the third quarter was $159 million, or 24.2% of Diagnostics revenues, compared with $174 million, or 27.0% of segment revenues, in the prior year’s quarter. Gross profit margin was lower in the current quarter than in the prior year’s quarter primarily due to amortization expense related to the Jaguar Plus Platform, an in-process research development project that was acquired in the Company’s fiscal year 2010 acquisition of HandyLab, Inc. and completed in the fourth quarter of fiscal year 2012. Gross profit margin in the third quarter of 2013 was also unfavorably impacted by foreign currency translation. These unfavorable impacts on gross profit margin were partially offset by pricing on certain product lines. See further discussion on gross profit margin below. Selling and administrative expense as a percentage of Diagnostics revenues in the third quarter of 2013 was higher than in the third quarter of 2012. This increase reflected the medical device excise tax previously discussed, as well as increased spending for expansion in emerging markets and spending for new product launches. Research and development expenses in the third quarter of 2013 were flat compared with the prior year’s period, and reflected the timing of expenses in fiscal year 2013. Segment operating income for the nine-month period was $473 million, or 24.1% of Diagnostics revenues, compared with $497 million, or 26.3%, in the prior year’s period.

Biosciences Segment

Third quarter revenues of $257 million decreased 4.2% over prior year quarter revenues of $268 million, which reflected an estimated unfavorable foreign currency translation impact of 1.7%. Biosciences revenues in the third quarter reflected slight growth in instrument placements in the U.S. but were unfavorably impacted by weaker Western European sales due to austerity measures, the timing of government funding in Japan, and unfavorable timing of Advanced Bioprocessing orders. For the nine-month period ended June 30, 2013, total Biosciences revenues decreased by 0.6% from the prior-year nine-month period, including an estimated 1.5% unfavorable impact from foreign currency translation.

Biosciences operating income for the third quarter was $58 million, or 22.6% of Biosciences revenues, compared with $67 million, or 25.0% of segment revenues, in the prior year’s quarter. Gross profit margin as a percent of Biosciences revenues, was lower in the current quarter than in the prior year’s quarter primarily due to unfavorable foreign currency translation. See further discussion on gross profit margin below. Selling and administrative expense as a percentage of Biosciences revenues in the third quarter of 2013 was higher compared with the prior year’s quarter. This increase reflected the medical device excise tax previously discussed as well as increased spending for expansion in emerging markets. Research and development expenses in the third quarter of 2013 increased by $2 million, or 8% above the prior year’s period, and reflected increased investment in new products and platforms. Segment operating income for the nine-month period was $195 million, or 24.3% of Biosciences revenues, compared with $200 million, or 24.7%, in the prior year’s period.

Geographic Revenues

Revenues in the United States for the third quarter of $848 million represented an increase of 1.3% over the prior year’s quarter. We view the environment in the U.S. as constrained, but stable. U.S. revenue growth in the Medical segment was partially driven by the reversal of the unfavorable timing of orders in the Pharmaceutical Systems and Diabetes Care units which affected revenues in the second quarter of fiscal year 2013. U.S. revenues in the Medical segment also reflected growth attributable to the acquisition of Safety Syringes in the first quarter of fiscal year 2013. Diagnostics segment revenue growth in the United States was unfavorably impacted by a decline in our Women’s Health and Cancer platform sales due to guidelines providing for increased Pap smear testing intervals. Biosciences revenue growth in the United States reflected slight growth in instrument placements that was more than offset by the unfavorable timing of Advanced Bioprocessing orders. We remain cautious about the U.S. environment for this segment given the continued uncertainty around U.S. government research funding due to the impact of automatic U.S. government spending cuts, or sequestration, that went into effect in March 2013.

International revenues for the third quarter of $1.205 billion represented an increase of 5.3% over the prior year’s quarter, including a 2.6% unfavorable impact due to foreign currency translation. International revenues for the third quarter of 2013 reflected continued strength in emerging market revenues and strong sales of safety-engineered products for the Medical and Diagnostics segments. International Biosciences revenue growth was unfavorably impacted by weaker sales in Western Europe due to austerity measures and the timing of government funding in Japan.

Gross Profit Margin

Gross profit margin was 51.6% for the third quarter, compared with 52.2% for the comparable prior-year period. The decrease in gross profit margin reflected 60 basis points primarily relating to unfavorable foreign currency translation. Operating performance was favorably impacted by approximately 60 basis points primarily due to lower manufacturing costs from continuous improvement projects, such as Project ReLoCo, and pricing on certain product lines. These favorable impacts were offset by 60 basis points primarily due to, among other items, amortization of intangibles associated with recent acquisitions and higher start-up costs.

Gross profit margin was 51.8% in the nine-month period of 2013, compared with 51.4% for the comparable prior-year period. The increase primarily reflected operating performance. Gross profit margin was favorably impacted by approximately 80 basis points primarily due to lower manufacturing costs from continuous improvement projects and lower raw material costs. Gross profit margin was also favorably impacted by approximately 30 basis points due to the Company’s change in useful lives of certain machinery and equipment assets. Gross profit margin was adversely affected by approximately 70 basis points primarily due to, among other items, amortization of intangibles associated with recent acquisitions and pricing pressures on certain product lines.

Selling and Administrative Expense

Selling and administrative expense was 26.0% of revenues for the third quarter, compared with 23.7% for the prior year’s period. Aggregate expenses for the third quarter reflected an increase in core spending of $32 million, primarily relating to expansion of our business in emerging markets and higher expenses resulting from recent acquisitions. Aggregate expenses for the third quarter of 2013 also reflected the $22 million charge for the pending litigation settlement previously discussed and $13 million related to the medical device excise tax also previously discussed. Selling and administrative expenses in the current year’s period also reflected an unfavorable comparison to the prior-year period of $5 million due to the timing of litigation costs in the current quarter. These increases were partially offset by favorable foreign currency translation of $7 million.

Selling and administrative expense was 25.9% of revenues for the nine-month period of fiscal year 2013, compared with 25.1% for the prior year’s period. Aggregate expenses for the nine-month period reflected an increase in core spending of $94 million, primarily relating to expansion of our business in emerging markets and higher expenses resulting from recent acquisitions. Aggregate expenses for the nine-month period also reflected the $22 million charge for the pending litigation settlement and $27 million related to the medical device excise tax. These increases were partially offset by favorable foreign currency translation of $16 million and a decrease in deferred compensation expense of $4 million. This change in the deferred compensation liability is further discussed below. Selling and administrative expenses in the current year’s nine-month period also reflected a favorable comparison to the prior-year period of $17 million due to the timing of litigation costs. We expect such costs to increase in the fourth quarter of fiscal year 2013 in anticipation of the RTI trial in September 2013. For further discussion, refer to Note 5 in the Notes to Condensed Consolidated Financial Statements.

Research and Development Expense

Research and development expense was $121 million, or 5.9% of revenues, for the third quarter, representing an increase of 5.3% compared with the prior year’s amount of $115 million, or 5.8% of revenues. The increase in research and development expense compared with the prior year’s quarter reflected increased investment in new products and platforms primarily within the Medical and Biosciences segments. Research and development expense was $362 million, or 6.1% of revenues, for the nine-month period in the current year, compared with the prior year’s amount of $344 million, or 6.0% of revenues. The current nine-month period’s increase in research and development expense compared with the prior year’s period reflected increased investment in new products and platforms primarily within the Medical and Diagnostics segments.

Non-Operating Expense and Income

Interest income and interest expense in the third quarter of fiscal year 2013 were comparable to the prior-year period’s amounts. Interest income was $26 million in the nine-month period of 2013, compared with $38 million in the prior year’s period. The decrease in interest income in the nine-month period of fiscal year 2013 compared with the prior year’s period reflected the impact of lower rates on investments outside the U.S. and lower investment gains on assets related to our deferred compensation plan. The offsetting movements in the deferred compensation plan liability were recorded in selling and administrative expense. Interest expense in the nine-month period of fiscal year 2013 was $104 million, compared with $99 million in the prior year’s period. The increase in interest expense in the nine-month period of fiscal year 2013 primarily reflected higher levels of long-term fixed-rate debt.

Income Taxes

The income tax rate was 23.0% for the third quarter, compared with the prior year’s rate of 25.6%. The nine-month tax rate was 24.2% compared with the prior year’s rate of 24.8%. The tax rate for the third quarter of fiscal year 2013 reflected the favorable impact of the reinstatement of the U.S. research and development tax credit on the annual tax rate whereas the tax rate for the prior year’s quarter reflected other items that vary from year to year. The tax rate for the year-to-date period ending June 30, 2013 reflected the reinstatement of the U.S. research and development tax credit. The income tax rate in the first nine months of 2012 reflected the favorable impact of various tax settlements in multiple jurisdictions.

Income from Continuing Operations and Diluted Earnings Per Share from Continuing Operations

Income from continuing operations and diluted earnings per share from continuing operations for the third quarter of 2013 were $292 million and $1.47, respectively. Income from continuing operations and diluted earnings per share from continuing operations for the prior year’s third quarter were $312 million and $1.52, respectively. The charge relating to the pending litigation settlement decreased income from continuing operations by $14 million, or $0.07 diluted earnings per share. The medical device excise tax decreased income from continuing operations for the third quarter of fiscal year 2013 by $9 million, or $0.04 diluted earnings per share. The current quarter’s diluted earnings per share from continuing operations reflected an estimated $0.05 unfavorable impact due to foreign currency translation.

For the nine-month periods, income from continuing operations and diluted earnings per share from continuing operations were $838 million and $4.21, respectively, in 2013 and $835 million and $3.95, respectively, in 2012. The charge relating to the pending litigation settlement decreased income from continuing operations for the nine-month period of 2013 by $14 million, or $0.07 diluted earnings per share. The medical device excise tax decreased income from continuing operations for the nine-month period of fiscal year 2013 by $18 million, or $0.09 diluted earnings per share. The current nine-month period’s diluted earnings per share from continuing operations reflected an estimated $0.05 unfavorable impact due to foreign currency translation.

Liquidity and Capital Resources

Cash generated from operations, along with available cash and cash equivalents, is expected to be sufficient to fund our normal operating needs in fiscal year 2013. Normal operating needs in fiscal year 2013 include working capital, capital expenditures, cash dividends and common stock repurchases. Net cash provided by continuing operating activities was $989 million during the first nine months of 2013, compared with $1.136 billion in the same period in 2012. The current period change in operating assets and liabilities was a net use of cash and primarily reflected higher levels of inventory and lower levels of accounts payable and accrued expenses, partially offset by lower levels of prepaid expenses. Net cash provided by continuing operating activities in the first nine months of 2013 was reduced by changes in the pension obligation resulting primarily from discretionary cash contributions of approximately $138 million. Net cash provided by continuing operating activities in the prior-year period was also reduced by changes in the pension obligation resulting primarily from discretionary cash contributions of approximately $100 million.

Net cash provided by continuing investing activities for the first nine months of the current year was $296 million, compared with net cash used for continuing investing activities of $644 million in the prior-year period. The current period’s net cash provided by continuing investing activities included approximately $736 million of net proceeds from the sale of the Discovery Labware disposal group in the first quarter of fiscal year 2013. Cash outflows relating to acquisitions were $136 million in the first nine months of the current year, primarily as a result of the Company’s acquisitions of Safety Syringes and Cato in the first and second quarters of fiscal year 2013, respectively. Cash outflows relating to acquisitions were $51 million in the prior year’s period as a result of the Company’s second quarter 2012 acquisition of KIESTRA. Capital expenditures were $339 million in the first nine months of 2013 and $313 million in the same period in 2012.

Net cash used for financing activities for the first nine months of the current year was $830 million, compared with $56 million in the prior-year period. The current period’s net cash used for financing activities reflected the repayment of $200 million of 4.55% notes due on April 15, 2013. The prior period’s net cash provided by financing activities included the proceeds from $500 million of 5-year 1.75% notes and $1 billion of 10-year 3.125% notes issued on November 3, 2011.

For the first nine months of the current year, we repurchased approximately 5 million shares of our common stock for $406 million, compared with approximately 16.7 million shares of our common stock for $1.25 billion in the prior-year period. Aggregate common stock repurchases are estimated to be between $450 and $500 million for the full fiscal year 2013, subject to market conditions. At June 30, 2013, a total of approximately 3.2 million common shares remained available for purchase under the Board of Directors’ July 2011 repurchase authorization.

At June 30, 2013, total worldwide cash and short-term investments were approximately $2.3 billion, of which $2.0 billion was held in jurisdictions outside of the United States. We regularly review the amount of cash and short-term investments held outside of the United States and currently intend to use most of such amounts to fund our international operations and their growth initiatives. However, if these amounts were moved out of these jurisdictions or repatriated to the United States, there could be adverse tax consequences. It is anticipated that cash above the Company’s normal amount of annual repatriations may be repatriated out of fiscal year 2013 earnings. The cost of such potential incremental cash repatriations is not anticipated to materially impact the Company’s forecasted effective tax rate for the full fiscal year 2013.

As of June 30, 2013, total debt of $4 billion represented 45.4% of total capital (shareholders’ equity, net non-current deferred income tax liabilities, and debt), versus 49.7% at September 30, 2012. Short-term debt decreased to 5.2% of total debt at the end of June 30, 2013, from 9.7% at September 30, 2012 due to the repayment of $200 million of 4.55% notes due on April 15, 2013.

We have in place a commercial paper borrowing program that is available to meet our short-term financing needs, including working capital requirements. Borrowings outstanding under this program were $200 million at June 30, 2013. We have available a $1 billion syndicated credit facility with an expiration date of May 2017. This credit facility, under which there were no borrowings outstanding at June 30, 2013, provides backup support for our commercial paper program and can also be used for other general corporate purposes. It includes a provision that enables BD, subject to additional commitments made by the lenders, to access up to an additional $500 million in financing through the facility, for a maximum aggregate commitment of $1.5 billion. The credit facility includes a single financial covenant that requires BD to maintain an interest expense coverage ratio (ratio of earnings before income taxes, depreciation and amortization to interest expense) of not less than 5-to-1 for the most recent four consecutive fiscal quarters. On the last eight measurement dates, this ratio has ranged from 13-to-1 to 19-to-1. In addition, we have informal lines of credit outside the United States.

Government Receivables

Accounts receivable balances include sales to government-owned or government-supported healthcare facilities in several countries, which are subject to delays. Payment may be dependent upon the financial stability and creditworthiness of those countries’ national economies. Deteriorating credit and economic conditions in parts of Western Europe, particularly in Italy and Spain, may continue to increase the average length of time it takes us to collect our accounts receivable in certain regions within these countries. Outstanding governmental receivable balances, net of reserves, in Italy and Spain at June 30, 2013 were $79 million and $53 million, respectively.

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

An evaluation was carried out by BD’s management, with the participation of BD’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of BD’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of June 30, 2013. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were, as of the end of the period covered by this report, effective and designed to ensure that material information relating to BD and its consolidated subsidiaries would be made known to them by others within these entities. There were no changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2013 identified in connection with the above-referenced evaluation that have materially affected, or are reasonably likely to materially affect, BD’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

We are involved, both as a plaintiff and a defendant, in various legal proceedings which arise in the ordinary course of business, including product liability and environmental matters as set forth in our 2012 Annual Report on Form 10-K and in Note 5 of the Notes to Condensed Consolidated Financial Statements in this report. Since March 31, 2013, the following developments have occurred with respect to the legal proceedings in which we are involved:

Antitrust Class Actions

As previously reported, BD entered into an agreement on July 30, 2013 with the indirect purchasers to settle their claims in these actions. The agreement is subject to preliminary and final approval by the court following notice to potential class members. The settlement agreement provides for BD to pay $22 million into a fund in exchange for a release by all potential class members of the indirect purchaser claims related to the products and acts enumerated in the complaint, and a dismissal of the case with prejudice. The release will not cover potential class members that opt out of the settlement.

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

Breaches of our information technology systems could have a material adverse effect on our operations. We rely on information technology systems to process, transmit, and store electronic information in our day-to-day operations. Like many multinational corporations, our information technology systems have been subjected to computer viruses or other malicious codes, unauthorized access attempts, and cyber- or phishing-attacks, and we expect to be subject to similar attacks in the future. We also store certain information with third parties that could be subject to these types of attacks. These attacks could result in our intellectual property and other confidential information being lost or stolen, disruption of our operations, and other negative consequences, such as increased costs for security measures or remediation costs, and diversion of management attention. Recently, we became aware that certain of our information systems have been compromised by an external threat. We have retained an independent third-party security firm to help us assess the nature and extent of the unauthorized access, and implemented additional security measures while we continue to investigate the matter. To date, this incident has not caused any material interruption of or damage to our information systems, material disruption of our operations or material increases in our operating expenses due to the costs of the additional security measures. While we are implementing additional protective measures to reduce the risk of and detect future cyber incidents, cyber-attacks are becoming more sophisticated and frequent, and the techniques used in such attacks change rapidly. There can be no assurances that our protective measures will prevent future attacks that could have a significant impact on our business.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth certain information regarding our purchases of common stock of BD during the quarter ended June 30, 2013.

Issuer Purchases of Equity Securities

For the three months ended June 30, 2013	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
April 1 – 30, 2013	430	$94.12	—	3,665,581
May 1 – 31, 2013	245,000	$101.15	245,000	3,420,581
June 1 – 30, 2013	259,017	$98.32	256,496	3,164,085
Total	504,447	$99.69	501,496	3,164,085

(1)	Includes 2,951 shares purchased during the quarter in open market transactions by the trust relating to BD’s Deferred Compensation and Retirement Benefit Restoration Plan and 1996 Directors’ Deferral Plan.
(2)	The repurchases were made pursuant to a repurchase program covering 18 million shares authorized by the Board of Directors on July 26, 2011, for which there is no expiration date.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

Exhibit 31	Certifications of Chief Executive Officer and Chief Financial Officer, pursuant to SEC Rule 13a—14(a).

Exhibit 32	Certifications of Chief Executive Officer and Chief Financial Officer, pursuant to Rule 13a—14(b) and Section 1350 of Chapter 63 of Title 18 of the U.S. Code.

Exhibit 101	The following materials from this report, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Becton, Dickinson and Company
(Registrant)

Dated: August 5, 2013

/s/ Suketu Upadhyay
Suketu Upadhyay
Senior Vice President, Finance
(Duly Authorized Officer and Principal Accounting Officer)

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