Form 10-K
period 2013-09-30
BECTON DICKINSON & CO
filed 2013-11-27
CIK 10795

As filed with the Securities and Exchange Commission on November 27, 2013

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2013

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐        No  ☑

As of March 31, 2013, the aggregate market value of the registrant’s outstanding common stock held by non-affiliates of the registrant was approximately $18,537,729,489.

As of October 31, 2013, 194,094,466 shares of the registrant’s common stock were outstanding.

Documents Incorporated by Reference

Portions of the registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held January 28, 2014 are incorporated by reference into Part III hereof.

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

BD Medical

BD Medical produces a broad array of medical devices that are used in a wide range of healthcare settings. BD Medical’s principal product lines include needles, syringes and intravenous catheters for medication delivery (including safety-engineered and auto-disable devices); prefilled IV flush syringes; syringes and pen needles for the self-injection of insulin and other drugs used in the treatment of diabetes; prefillable drug delivery systems provided to pharmaceutical companies and sold to end-users as drug/device combinations; regional anesthesia needles and trays; sharps disposal containers; closed-system transfer devices; and generic prefilled injectables. The primary customers served by BD Medical are hospitals and clinics; physicians’ office practices; consumers and retail pharmacies; governmental and nonprofit public health agencies; pharmaceutical companies; and healthcare workers.

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

Acquisitions

During the first quarter of 2013, BD acquired a 100% interest in Safety Syringes, Inc., a privately held California-based company that specializes in the development of anti-needlestick devices for prefilled syringes. The fair value of consideration transferred was $124 million, net of cash acquired.

During the second quarter of 2013, BD acquired a 100% interest in Cato Software Solutions, a privately held Austria-based manufacturer of cato® and chemocato® software, a suite of comprehensive medication safety solutions for pharmacy intravenous medication preparation, physician therapy planning and nurse bedside documentation. The fair value of consideration transferred was $23 million, which consisted of $14 million in cash, net of cash acquired, as well as $9 million in contingent consideration.

Additional information regarding these acquisitions is contained in Note 9 to the consolidated financial statements contained in Item 8, Financial Statements and Supplementary Data, which is incorporated herein by reference.

Divestitures

During the first quarter of 2013, BD completed the sale of its BD Biosciences — Discovery Labware unit, excluding its Advanced Bioprocessing platform. Gross cash proceeds from the sale were approximately $740 million. Additional information regarding this divestiture is contained in Note 10 to the consolidated financial statements contained in Item 8, Financial Statements and Supplementary Data, which is incorporated herein by reference.

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

Distribution

BD’s products are marketed in the United States and internationally through independent distribution channels and directly to end-users by BD and independent sales representatives. Order backlog is not material to BD’s business inasmuch as orders for BD products generally are received and filled on a current basis, except for items temporarily out of stock. BD’s worldwide sales are not generally seasonal, with the exception of certain medical devices in the BD Medical segment, and respiratory and flu diagnostic products in the BD Diagnostics segment, which relate to seasonal diseases such as influenza.

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

Research and Development

BD conducts its research and development (“R&D”) activities at its operating units and at BD Technologies in Research Triangle Park, North Carolina. The majority of BD’s R&D activities are conducted in the United States. Outside the United States, BD’s businesses conduct R&D activities in Canada, China, France, India and Singapore. BD also collaborates with certain universities, medical centers and other entities on R&D programs, and retains individual consultants to support its efforts in specialized fields. BD spent approximately $494 million, $472 million and $470 million on research and development during the fiscal years ended September 30, 2013, 2012, and 2011, respectively.

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

Third-Party Reimbursement

Most of our customers and healthcare providers typically rely on third-party payers, including government programs and private health insurance plans, to reimburse some or all of the cost of the procedures, products and services they provide. Our devices are subject to worldwide regulations regarding reimbursement developed by government agencies, including the Centers for Medicare and Medicaid Services (CMS) in the United States; the National Health Service in the United Kingdom; the Joint Federal Committee in Germany; the Commission d’Evaluation des Produits et prestations in France; the Ministry for Health, Labor and Welfare in Japan; the Ministry of Health and the National Development and Reform Commission in China; among many others. In addition, our devices are also subject to reimbursement policies issued by private insurance companies and managed care organizations. The manner and level of reimbursement in any given case may depend on the site of care, the procedure(s) performed, the final patient diagnosis, the device(s) and/or drug(s) utilized, the available budget, or a combination of these factors, and coverage and payment levels are determined at each payer’s discretion. The coverage policies and reimbursement levels of these third-party payers may impact the decisions of healthcare providers and facilities regarding which medical products they purchase and the prices they are willing to pay for those products. Thus, changes in reimbursement levels or methods may either positively or negatively impact sales of BD products.

While BD is actively engaged in promoting the value propositions of its products for payer, provider, and patient stakeholders, and it employs various efforts and resources to positively impact coverage, coding and payment processes in this regard, it has no direct control over payer decision-making with respect to coverage and payment levels for BD products. Many third-party payers are seeking to control the growth of healthcare expenditures and have developed specific payment and delivery mechanisms to support these cost control efforts. These mechanisms include payment reductions, pay for performance measures, quality-based performance payments, restrictive coverage policies, bidding and tender mechanics, studies to compare the effectiveness of therapies and use of technology assessments. These changes have created an increased emphasis on the delivery of more cost-effective and quality-driven healthcare. As government programs, including CMS and many other national healthcare programs, seek to expand healthcare coverage for their citizens, they have at the same time sought to control costs by limiting the amount of reimbursement they will pay for particular procedures, products or services.

As BD’s product offerings are diverse across many healthcare settings, they are affected to varying degrees by the many payment systems. Therefore, individual countries, product lines or product classes may be impacted by changes to these systems. Notably the Patient Protection and Affordable Care Act (“PPACA”) provides for numerous, substantive changes to U.S. healthcare payment systems. The law focuses on Medicare provisions aimed at improving quality and decreasing costs. The Medicare provisions include value-based payment programs, increased funding of comparative effectiveness research, reduced hospital payments for avoidable readmissions and healthcare acquired conditions and infections. New programs to evaluate alternative payment methodologies that promote care coordination such as Accountable Care Organizations and bundled physician and hospital payments have been established and will continue to be implemented during the next several years that could impact the value and payment for our products. See Item 1A. Risk Factors for a further discussion.

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

In addition, as part of PPACA, the federal government has enacted the Sunshine Act provisions. Beginning in 2013, we are required to track, and in 2014 publicly report, gifts and payments made to physicians and teaching hospitals. Many of these requirements are new and uncertain, and failure to comply could result in a range of fines, penalties and/or other sanctions.

BD believes it is in compliance in all material respects with applicable law and the regulations promulgated by the applicable agencies (including, without limitation, environmental laws and regulations), and that such compliance has not had, and will not have, a material adverse effect on our operations or results. See Item 3. Legal Proceedings.

Employees

As of September 30, 2013, BD had 29,979 employees, of whom 11,908 were employed in the U.S. (including Puerto Rico). BD believes that its employee relations are satisfactory.

Available Information

BD maintains a website at www.bd.com. BD also makes available its Annual Reports on Form 10-K, its Quarterly Reports on Form 10-Q, and its Current Reports on Form 8-K (and amendments to those reports) as soon as reasonably practicable after those reports are electronically filed with, or furnished to, the Securities and Exchange Commission (“SEC”). These filings may be obtained and printed free of charge at www.bd.com/investors. In addition, the written charters of the Audit Committee, the Compensation and Benefits Committee, the Corporate Governance and Nominating Committee, the Executive Committee and the Science, Marketing, Innovation and Technology Committee of the Board of Directors, BD’s Corporate Governance Principles and its Code of Conduct, are available at BD’s website at www.bd.com/investors/corporate_governance/. Printed copies of these materials, this 2013 Annual Report on Form 10-K, and BD’s reports and statements filed with, or furnished to, the SEC, may be obtained, without charge, by contacting the Corporate Secretary, BD, 1 Becton Drive, Franklin Lakes, New Jersey 07417-1880, telephone 201-847-6800. In addition, the SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov.

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

Forward-Looking Statements

BD and its representatives may from time-to-time make certain forward-looking statements in publicly-released materials, both written and oral, including statements contained in filings with the SEC and in its reports to shareholders. Additional information regarding BD’s forward-looking statements is contained in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 1A. Risk	Factors.

An investment in BD involves a variety of risks and uncertainties. The following describes some of the significant risks that could adversely affect BD’s business, financial condition, operating results or cash flows.

Global economic conditions could continue to adversely affect our operations.

In recent years, we have been faced with very challenging global economic conditions., particularly in the U.S. and Western Europe. Further deterioration in the global economic environment may result in decreased demand for our products and services, increased competition, downward pressure on the prices for our products, longer sales cycles, and slower adoption of new technologies. We anticipate that these industry conditions will continue for the foreseeable future. Weakening macroeconomic conditions may also adversely affect our suppliers, and there can be no assurances that BD will not experience any interruptions in supply in the future. We have also experienced delays in collecting receivables in certain countries in Western Europe, and we may experience similar delays in these and other regions experiencing liquidity problems.

We are subject to foreign currency exchange risk.

About 58% of our fiscal year 2013 revenues were derived from international operations, and we anticipate that a significant portion of our sales will continue to come from outside the U.S. in the future. The revenues we report with respect to our operations outside the United States may be adversely affected by fluctuations in foreign currency exchange rates. A discussion of the financial impact of exchange rate fluctuations and the ways and extent to which we may attempt to address any impact is contained in Item. 7, Management’s Discussion of Financial Condition and Results of Operations. Any hedging activities we engage in may only offset a portion of the adverse financial impact resulting from unfavorable changes in foreign currency exchange rates. We cannot predict with any certainty changes in foreign currency exchange rates or the degree to which we can address these risks.

Changes in reimbursement practices of third-party payers could affect the demand for our products and the prices at which they are sold.

Our sales depend, in part, on the extent to which healthcare providers and facilities are reimbursed by government authorities, private insurers and other third-party payers for the costs of our products. The coverage policies and reimbursement levels of third-party payers, which can vary among public and private sources and by country, may affect which products customers purchase and the prices they are willing to pay for those products in a particular jurisdiction. Reimbursement rates can also affect the acceptance rate of new technologies. and products. Legislative or administrative reforms to reimbursement systems in the United States or abroad, or changes in reimbursement rates by private payers, could significantly reduce reimbursement for procedures using BD products or result in denial of reimbursement for those products, which would adversely affect customer demand or the price customers are willing to pay for such products. For example, the Center for Medicare and Medicaid Services (CMS) has proposed a series of changes to the way diagnostic tests are reimbursed that would significantly cut reimbursement rates, including for some pathology tests that use flow cytometry. See “Third-Party Reimbursement” under Item 1. Business.

Federal healthcare reform may adversely affect our results of operations.

The Patient Protection and Affordable Care Act (the “PPACA”) was enacted in March 2010. Under the PPACA, beginning in 2013, medical device manufacturers, such as BD, pay a 2.3% excise tax on U.S. sales of certain medical devices. For fiscal 2013, this excise tax (which impacted only three quarters of the fiscal year) was $40 million. We cannot predict with any certainty what other impact the PPACA may have on our business. The PPACA reduces Medicare and Medicaid payments to hospitals, clinical laboratories and pharmaceutical companies, and could otherwise reduce the volume of medical procedures. These factors, in turn, could result in reduced demand for our products and increased downward pricing pressure. It is also possible that the PPACA will result in lower reimbursement rates for our products. Other provisions in the law may significantly change the practice of health care and could adversely affect aspects of our business. While the PPACA is intended to expand health insurance coverage to uninsured persons in the United States, the impact of any overall increase in access to healthcare on sales of BD’s products remains uncertain.

Efforts to reduce the U.S. federal deficit could adversely affect our results of operations.

As part of the Budget Control Act passed in August 2011 to extend the federal debt limit and reduce government spending, $1.2 trillion in automatic spending cuts (known as sequestration) over the next decade have gone into effect, beginning in 2013, and will remain in effect in the absence of further legislative action. Half of the automatic reductions will come from lowering the caps imposed on non-defense discretionary spending and cutting domestic entitlement programs, including reductions in payments to Medicare providers. Government research funding has also been reduced as a result of sequestration. Such reductions in government healthcare spending or research funding could result in reduced demand for our products or additional pricing pressure. Further, there is ongoing uncertainty regarding the federal budget and federal spending levels, including the possible impacts of a failure to increase the “debt ceiling.” Any U.S. government default on its debt could have broad macroeconomic effects that could, among other things, raise our borrowing costs. Any future shutdown of the federal government or failure to enact annual appropriations could also have a material adverse impact on our business.

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

Cost volatility could adversely affect our operations.

Our results of operations could be negatively impacted by volatility in the cost of raw materials, components, freight and energy. In particular, BD purchases supplies of resins, which are oil-based components used in the manufacture of certain products. Any significant increases in resin costs could adversely impact future operating results. Increases in the price of oil can also increase BD’s costs for packaging and transportation. New laws or regulations adopted in response to climate change could also increase energy costs and the costs of certain raw materials and components. We may not be able to offset increases in these costs through other cost reductions.

Breaches of our information technology systems could have a material adverse effect on our operations.

We rely on information technology systems to process, transmit, and store electronic information in our day-to-day operations. Like many multinational corporations, our information technology systems have been subjected to computer viruses or other malicious codes, unauthorized access attempts, and cyber- or phishing-attacks, and we expect to be subject to similar attacks in the future. We also store certain information with third parties that could be subject to these types of attacks. These attacks could result in our intellectual property and other confidential information being lost or stolen, disruption of our operations, and other negative consequences, such as increased costs for security measures or remediation costs, and diversion of management attention. Recently, we became aware that certain of our information systems have been compromised by an external threat. Our ongoing investigation by an independent third-party security firm has not revealed the loss of information that would otherwise result in material interruption of or damage to our information systems, or material disruption of our operations. While we will continue to implement additional protective measures to reduce the risk of and detect future cyber incidents, cyber-attacks are becoming more sophisticated and frequent, and the techniques used in such attacks change rapidly. There can be no assurances that our protective measures will prevent future attacks that could have a significant impact on our business.

BD’s future growth is dependent upon the development of new products, and there can be no assurance that such products will be developed.

A significant element of our strategy is to increase revenue growth by focusing on products that deliver greater benefits to patients, healthcare workers and researchers. The development of these products requires significant investment in research and development, clinical trials and regulatory approvals. The results of our product development efforts may be affected by a number of factors, including BD’s ability to anticipate customer needs, innovate, and develop new products, complete clinical trials, obtain regulatory approvals and reimbursement in the United States and abroad, manufacture products in a cost-effective manner, obtain appropriate intellectual property protection for our products, and gain and maintain market approval of our products. In addition, patents attained by others can preclude or delay our commercialization of a product. There can be no assurance that any products now in development or that we may seek to develop in the future will achieve technological feasibility, obtain regulatory approval or gain market acceptance.

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

The medical technology industry is subject to rapid technological change. In addition, we face changing customer preferences and requirements, including increased customer demand for more environmentally-friendly products. We face significant competition across our product lines and in each market in which our products are sold on the basis of product features, clinical outcomes, price, services and other factors. We face this competition from a wide range of companies. These include large medical device companies, some of which may have greater financial and marketing resources than we do, and firms that are more specialized than we are with respect to particular markets. Other firms engaged in the distribution of medical technology products have become manufacturers of medical devices and instruments as well. In some instances, competitors, including pharmaceutical companies, also offer, or are attempting to develop, alternative therapies for disease states that may be delivered without a medical device. The development of new or improved products, processes or technologies by other companies (such as needle-free injection technology) may render our products or proposed products obsolete or less competitive. The entry into the market of manufacturers located in China and other low-cost manufacturing locations has also created pricing pressure, particularly in developing markets. Some competitors have also established manufacturing sites or have contracted with suppliers located in these countries as a means to lower their costs.

The international operations of BD’s business may subject BD to certain business risks.

The majority of our sales come from our operations outside the United States, and we intend to continue to pursue growth opportunities in foreign markets, especially in emerging markets. BD’s foreign operations subject BD to certain risks, including the effects of fluctuations in foreign currency exchange (discussed above), the effects of local economic conditions, foreign regulatory requirements or changes in such requirements, local product preferences and product requirements, difficulty in establishing, staffing and managing foreign operations, differing labor regulations, changes in tax laws, potential political instability, trade barriers, weakening or loss of the protection of intellectual property rights in some countries, trade protection and restrictions on the transfer of capital across borders. The success of our operations outside the United States depends, in part, on our ability to acquire or form and maintain alliances with local companies and make necessary infrastructure enhancements to, among other things, our production facilities and sales and distribution networks.

In addition, our international operations are governed by the Foreign Corrupt Practices Act (“FCPA”) and similar anti-corruption laws. Global enforcement of anti-corruption laws has increased substantially in recent years, with more enforcement proceedings by U.S. and foreign governmental agencies. While we have implemented policies and procedures to enhance compliance with these laws, our international operations create the risk that there may be unauthorized payments or offers of payments by employees, consultants, sales agents or distributors. Any alleged or actual violations of these laws may subject us to government scrutiny, severe criminal or civil sanctions and other liabilities, and negatively affect our reputation.

Under the U.S. tax code, we may also be subject to additional taxation to the extent we repatriate earnings from our foreign operations to the U.S. In the event we require more capital in the United States than is generated by our U.S. operations to fund acquisitions or other activities and elect to repatriate earnings from foreign jurisdictions, our effective tax rate may be higher as a result.

Reductions in customers’ research budgets or government funding may adversely affect our BD Biosciences segment.

Our BD Biosciences segment sells products to researchers at pharmaceutical and biotechnology companies, academic institutions, government laboratories and private foundations. Research and development spending of our customers can fluctuate based on spending priorities and general economic conditions. A number of these customers are also dependent for their funding upon grants from U.S. government agencies, such as the U.S. National Institutes of Health (“NIH”) and agencies in other countries. The level of government funding of research and development is unpredictable. There have been instances where NIH grants have been frozen or otherwise unavailable for extended periods. The availability of governmental research funding may also continue to be adversely affected by the current economic conditions and, as described above, governmental spending reductions. Any reduction or delay in governmental funding could cause our customers to delay or forego purchases of our products.

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

We have manufacturing sites all over the world. In some instances, the manufacturing of certain of our product lines is concentrated in one or more of our plants. Weather, natural disasters (including pandemics), terrorism, political change, failure to follow specific internal protocols and procedures, equipment malfunction, environmental factors or damage to one or more of our facilities could adversely affect our ability to manufacture our products, resulting in lost revenues and damage to our relationships with customers.

BD is subject to lawsuits.

BD is or has been a defendant in a number of lawsuits, including purported class action lawsuits for, among other things, alleged antitrust violations and suits alleging patent infringement, and could be subject to additional lawsuits in the future. A more detailed description of these lawsuits is contained in Item 3. Legal Proceedings. Given the uncertain nature of litigation generally, we are not able in all cases to estimate the amount or range of loss that could result from an unfavorable outcome of the litigation to which we are a party. In view of these uncertainties, we could incur charges in excess of any currently established accruals and, to the extent available, excess liability insurance. Any such future charges, individually or in the aggregate, could have a material adverse effect on BD’s results of operations and cash flows.

BD is subject to extensive regulation.

BD’s operations are global and are affected by various state, federal and international healthcare, environmental, antitrust, anti-corruption, fraud and abuse (including anti-kickback and false claims laws) and employment laws. Violations of these laws can result in criminal or civil sanctions, including substantial fines and, in some cases, exclusion from participation in health care programs such as Medicare and Medicaid. BD is also subject to extensive regulation by the FDA pursuant to the Federal Food, Drug and Cosmetic Act, by comparable agencies in foreign countries, and by other regulatory agencies and governing bodies. Most of BD’s products must receive clearance or approval from the FDA or counterpart regulatory agencies in other countries before they can be marketed or sold. The process for obtaining marketing approval or clearance may take a significant period of time and require the expenditure of substantial resources, and these have been increasing due to increased requirements from the FDA for supporting data for submissions. The process may also require changes to our products or result in limitations on the indicated uses of the products. Governmental agencies may also impose new requirements regarding registration, labeling or prohibited materials that may require us to modify or re-register products already on the market or otherwise impact our ability to market our products in those countries. Once clearance or approval has been obtained for a product, there is an obligation to ensure that all applicable FDA and other regulatory requirements continue to be met.

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

The design, manufacture and marketing of medical devices involve certain inherent risks. Manufacturing or design defects, unapproved use of our products, or inadequate disclosure of risks relating to the use of our products can lead to injury or other adverse events. These events could lead to recalls or safety alerts relating to our products (either voluntary or required by the FDA or similar governmental authorities in other countries), and could result, in certain cases, in the removal of a product from the market. A recall could result in significant costs, as well as negative publicity and damage to our reputation that could reduce demand for our products. Personal injuries relating to the use of our products can also result in significant product liability claims being brought against us. In some circumstances, such adverse events could also cause delays in regulatory approval of new products.

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

None.

Item 2.    Properties.

BD’s executive offices are located in Franklin Lakes, New Jersey. As of November 1, 2013, BD owned or leased 166 facilities throughout the world comprising approximately 16,528,221 square feet of manufacturing, warehousing, administrative and research facilities. The U.S. facilities, including those in Puerto Rico, comprise approximately 7,034,414 square feet of owned and 1,848,572 square feet of leased space. The international facilities comprise approximately 6,148,322 square feet of owned and 1,496,913 square feet of leased space. Sales offices and distribution centers included in the total square footage are also located throughout the world.

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

Sites	Corporate	BD Biosciences	BD Diagnostics	BD Medical	Mixed(A)	Total
Leased	3	6	8	53	45	115
Owned	2	4	13	23	9	51
Total	5	10	21	76	54	166
Square feet	1,022,297	900,596	2,886,172	7,731,010	3,988,146	16,528,221

(A)	Facilities used by more than one business segment.

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

The international facilities are as follows:

— Europe, which includes facilities in Austria, Belgium, the Czech Republic, Denmark, England, Finland, France, Germany, Ghana, Hungary, Ireland, Italy, Kenya, Luxembourg, Poland, Russia, Saudi Arabia, South Africa, Spain, Sweden, Switzerland, Turkey, the United Arab Emirates and Zambia.

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

BD was named as a defendant in five purported class action suits brought on behalf of distributors and other entities that purchase BD’s products (the “Distributor Plaintiffs”), alleging that BD violated federal antitrust laws, resulting in the charging of higher prices for BD’s products to the plaintiffs and other purported class members. These actions were consolidated under the caption “In re Hypodermic Products Antitrust Litigation.” Pursuant to a settlement agreement BD entered into with the Distributor Plaintiffs in these actions on April 27, 2009 and following approval by the District Court (on a preliminarily basis in November 2012 and on a final basis in April 2013), BD has paid $45 million in exchange for a release by all potential class members of the direct purchaser claims under federal antitrust laws related to the products and acts enumerated in the complaint, and a dismissal of the case with prejudice, insofar as it relates to direct purchaser claims.

BD is also named as a defendant in the following purported class action suits brought on behalf of indirect purchasers of BD’s products, such as hospitals and retailers (the “Hospital Plaintiffs”), alleging that BD violated federal and state antitrust laws, resulting in the charging of higher prices for BD’s products to the plaintiffs and other purported class members.

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

The plaintiffs in each of the above antitrust class action lawsuits seek monetary damages. These antitrust class action lawsuits have been consolidated for pre-trial purposes in a Multi-District Litigation in Federal court in New Jersey.

On July 30, 2013, BD entered into an agreement with the Hospital Plaintiffs to settle their claims in these actions, which agreement has been preliminarily approved and is subject to final approval by the court following notice to potential class members. The settlement agreement provides for BD to pay $22 million into a fund in exchange for a release by all potential class members of the indirect purchaser claims related to the products and acts enumerated in the complaint, and a dismissal of the case with prejudice. The release will not cover potential class members that opt out of the settlement. BD currently cannot estimate the range of reasonably possible losses with respect to these class action matters beyond the $22 million settlement.

In June 2007, Retractable Technologies, Inc. (“RTI”) filed a complaint against BD under the caption Retractable Technologies, Inc. vs. Becton Dickinson and Company (Civil Action No. 2:07-cv-250, U.S. District Court, Eastern District of Texas). RTI alleges that the BD Integra™ syringes infringe patents licensed exclusively to RTI. In its complaint, RTI also alleges that BD engaged in false advertising with respect to certain of BD’s safety-engineered products in violation of the Lanham Act; acted to exclude RTI from various product markets and to maintain its market share through, among other things, exclusionary contracts in violation of state and federal antitrust laws; and engaged in unfair competition. In January 2008, the court severed the patent and non-patent claims into separate cases, and stayed the non-patent claims during the pendency of the patent claims at the trial court level. RTI seeks money damages and injunctive relief. On April 1, 2008, RTI filed a complaint against BD under the caption Retractable Technologies, Inc. and Thomas J. Shaw v. Becton Dickinson and Company (Civil Action No.2:08-cv-141, U.S. District Court, Eastern District of Texas). RTI alleges that the BD Integra™ syringes infringe another patent licensed exclusively to RTI. RTI seeks money damages and injunctive relief. On August 29, 2008, the court ordered the consolidation of the patent cases. On November 9, 2009, at a trial of these consolidated cases, the jury rendered a verdict in favor of RTI on all but one of its infringement claims, but did not find any willful infringement, and awarded RTI $5 million in damages. On May 19, 2010, the court granted RTI’s motion for a permanent injunction against the continued sale by BD of its BD Integra™ products in their current form, but stayed the injunction for the duration of BD’s appeal. At the same time, the court lifted a stay of RTI’s non-patent claims. On July 8, 2011, the Court of Appeals for the Federal Circuit reversed the District Court judgment that BD’s 3ml BD Integra™ products infringed the asserted RTI patents and affirmed the District Court judgment of infringement against BD’s discontinued 1ml BD Integra™ products. On October 31, 2011, the Federal Circuit Court of Appeals denied RTI’s request for an en banc rehearing. In January 2013, RTI’s petition for review with the U.S. Supreme Court was denied. BD’s motion for further proceedings on damages was denied by the District Court on the grounds that the Court did not have authority to modify the $5 million damage award. BD has appealed this ruling to the Federal Circuit Court of Appeals.

On September 19, 2013, a jury returned a verdict against BD with respect to certain of RTI’s non-patent claims. The verdict was unfavorable to BD with respect to RTI’s Lanham Act claim and claim for attempted monopolization based on deception in the safety syringe market. The jury awarded RTI $113.5 million for its attempted monopolization claim (which will be trebled and attorneys’ fees added to under the antitrust statute). The Court will determine whether to award equitable relief under the Lanham Act including disgorgement. The jury’s verdict rejected RTI’s monopolization claims in the markets for safety syringes, conventional syringes and safety IV catheters; its attempted monopolization claims in the markets for conventional syringes and safety IV catheters; and its claims for contractual restraint of trade and exclusive dealing in the markets for safety syringes, conventional syringes and safety IV catheters. In connection with the verdict, BD recorded a pre-tax charge of approximately $341 million in the fourth quarter of fiscal year 2013. BD plans to appeal the jury’s verdict.

On November 4, 2013, the Secretariat of Foreign Trade (SECEX) of the Federal Republic of Brazil, initiated an administrative anti-dumping investigation of imports of vacuum plastic tubes for blood collection into Brazil from the United States of America, the United Kingdom of Great Britain and Northern Ireland, the Federal Republic of Germany and the People’s Republic of China during the period from January 2012 through December 2012. BD, through its United States and international subsidiaries, exports vacuum plastic tubes for blood collection into Brazil and is cooperating with the investigation. The investigation is expected to be completed by November 2014, but could extend longer. During the course of the investigation (on a provisional basis) and upon completion of the investigation (on a final basis), the SECEX will issue a decision on whether grounds exist to apply anti-dumping measures (including, without limitation, the imposition of duties on such vacuum plastic tubes imported into Brazil). Once applied, anti-dumping measures will last for as long as the measures are deemed necessary, which, in most cases, is for five years. BD does not expect that the outcome of the investigation will materially affect results of operations.

BD believes that it has meritorious defenses to each of the above-mentioned suits pending against BD and is engaged in a vigorous defense of each of these matters.

BD is also involved both as a plaintiff and a defendant in other legal proceedings and claims that arise in the ordinary course of business.

On October 19, 2009, Gen-Probe Incorporated (“Gen-Probe”) filed a patent infringement action against BD in the U.S. District Court for the Southern District of California. The complaint alleges that the BD Viper™ and BD Viper™ XTR™ systems and BD ProbeTec™ specimen collection products infringe certain U.S. patents of Gen-Probe. On March 23, 2010, Gen-Probe filed a complaint, also in the U.S. District Court for the Southern District of California, alleging that the BD Max™ instrument infringes Gen-Probe patents. The patents alleged to be infringed are a subset of the Gen-Probe patents asserted against BD in the October 2009 suit. On June 8, 2010, the court consolidated these cases. On December 1, 2012, BD entered into a settlement agreement with Gen-Probe, under which BD is granted a license to make, use and sell products accused of infringing Gen-Probe patents in the action. The payments that BD made to Gen-Probe under the settlement, which include a settlement payment, a licensing fee and ongoing royalties, are not material to BD’s consolidated results of operations and consolidated cash flows. Following the settlement, the case was dismissed with prejudice.

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

Name	Age	Position
Vincent A. Forlenza	60	Chairman since July 2012; Chief Executive Officer since October 2011; President since January 2009; Chief Operating Officer from July 2010 to October 2011; and prior thereto, Executive Vice President.
Gary M. Cohen	54	Executive Vice President.
Alexandre Conroy	50	President, Europe, EMA and the Americas since June 2012; President, Western Europe from August 2009 to June 2012; and prior thereto, President, Pharmaceutical Systems.
Jerome V. Hurwitz	59	Senior Vice President — Human Resources since September 2013; Vice President, Change Management from November 2010 to September 2013; and Vice President, Everest Program from October 2008 to October 2010.
William A. Kozy	61	Chief Operating Officer since November 2012; and Executive Vice President since June 2006.
James Lim	49	President, Greater Asia since June 2012; and prior thereto, Vice President/General Manager, Central Asia Pacific and Operations.
Christopher R. Reidy	56	Chief Financial Officer and Executive Vice President of Administration since July 15, 2013; and Vice President and Chief Financial Officer of ADP Corporation from October 2006 to January 2013.
Nabil Shabshab	48	Senior Vice President and Chief Marketing Officer since August 2011; and prior thereto, Executive Vice President, Global Portfolio Management of Diversey, Inc.
Jeffrey S. Sherman	58	Senior Vice President and General Counsel.
Stephen Sichak	56	Senior Vice President, Integrated Supply Chain since January 2009; and prior thereto, President — BD Diagnostics, Preanalytical Systems.
Ellen Strahlman	56	Senior Vice President, Research and Development and Chief Medical Officer since April 22, 2013; Senior Vice President, Office of the CEO and Global Head, Neglected Tropical Diseases from March 2012 to May 2012 and Chief Medical Officer from August 2008 to March 2012 of GlaxoSmithKline.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

BD’s common stock is listed on the New York Stock Exchange. As of October 31, 2013, there were approximately 8,372 shareholders of record.

Market and Market Prices of Common Stock (per common share)

	2012		2013
By Quarter	High	Low	High	Low
First	$79.64	$70.65	$79.46	$74.63
Second	80.53	72.69	95.61	79.45
Third	78.45	72.18	101.92	93.58
Fourth	79.49	73.17	104.50	97.14

Dividends (per common share)

By Quarter	2012	2013
First	$0.45	$0.495
Second	0.45	0.495
Third	0.45	0.495
Fourth	0.45	0.495

Issuer Purchases of Equity Securities

The table below sets forth certain information regarding BD’s purchases of its common stock during the fiscal quarter ended September 30, 2013.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs(3)
July 1-31, 2013	390	$103.75	—	3,164,085
August 1-31, 2013	285,000	$98.14	285,000	2,879,085
September 1-30, 2013	160,489	$98.41	158,008	12,721,077

Total	445,879	$98.24	443,008	12,721,077

(1)	Includes 2,871 shares purchased during the quarter in open market transactions by the trust relating to BD’s Deferred Compensation and Retirement Benefit Restoration Plan and 1996 Directors’ Deferral Plan.

(2)	The repurchases were made pursuant to a repurchase program covering 18 million shares authorized by the Board of Directors on July 26, 2011, for which there is no expiration date.

(3)	The Board of Directors authorized the repurchase of an additional 10 million shares on September 24, 2013, for which there is no expiration date.

Item 6.    Selected Financial Data.

FIVE-YEAR SUMMARY OF SELECTED FINANCIAL DATA

Becton, Dickinson and Company

	Years Ended September 30
	2013	2012	2011	2010	2009
	Dollars in millions, except share and per share amounts
Operations
Revenues	$8,054	$7,708	$7,584	$7,124	$6,747
Gross Margin	4,171	3,953	3,959	3,696	3,555
Research and Development Expense	494	472	470	423	396
Operating Income	1,254	1,558	1,666	1,582	1,508
Interest Expense, Net	98	84	41	16	7
Income From Continuing Operations Before Income Taxes	1,165	1,472	1,618	1,567	1,497
Income Tax Provision	236	363	417	452	383
Income from Continuing Operations	929	1,110	1,201	1,115	1,115
Net Income	1,293	1,170	1,271	1,318	1,232
Basic Earnings Per Share from Continuing Operations	4.76	5.40	5.43	4.76	4.63
Diluted Earnings Per Share from Continuing Operations	4.67	5.30	5.31	4.64	4.52
Dividends Per Common Share	1.98	1.80	1.64	1.48	1.32
Financial Position
Total Current Assets	$5,873	$5,322	$4,668	$4,505	$4,647
Total Current Liabilities	2,130	1,978	1,823	1,672	1,777
Total PPE, Net	3,476	3,304	3,211	3,101	2,967
Total Assets	12,149	11,361	10,430	9,651	9,305
Total Long-Term Debt	3,763	3,761	2,485	1,495	1,489
Total Shareholders’ Equity	5,043	4,136	4,828	5,435	5,143
Book Value Per Common Share	25.99	21.00	22.48	23.65	21.69
Financial Relationships
Gross Profit Margin	51.8%	51.3%	52.2%	51.9%	52.7%
Return on Revenues(A)	11.5%	14.4%	15.8%	15.6%	16.5%
Return on Total Assets(A)(B)	11.1%	14.7%	17.0%	17.1%	17.9%
Return on Equity(A)	20.2%	24.8%	23.4%	21.1%	22.1%
Debt to Capitalization(A)(C)	43.1%	49.7%	35.8%	23.7%	26.8%
Additional Data
Number of Employees	30,000	29,600	29,400	28,800	29,100
Number of Shareholders	8,412	8,696	8,713	8,887	8,930
Average Common and Common Equivalent Shares Outstanding — Assuming Dilution (millions)	199.2	209.2	226.3	240.1	246.8
Depreciation and Amortization	$546	$511	$494	$491	$455
Capital Expenditures	522	487	509	531	575

(A)	Excludes discontinued operations.

(B)	Earnings before interest expense and taxes as a percent of average total assets.

(C)	Total debt as a percent of the sum of total debt, shareholders’ equity and non-current deferred income tax liabilities.

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following commentary should be read in conjunction with the consolidated financial statements and accompanying notes. Within the tables presented throughout this discussion, certain columns may not add due to the use of rounded numbers for disclosure purposes. Percentages and earnings per share amounts presented are calculated from the underlying whole-dollar amounts. References to years throughout this discussion relate to our fiscal years, which end on September 30.

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

Summary of Financial Results

Worldwide revenues in 2013 of $8.1 billion increased 4.5% from the prior year and reflected estimated volume increases of 5.5%, including growth from acquisitions of 0.8%, which were partially offset by estimated unfavorable foreign exchange translation of 0.9% and by estimated unfavorable price impacts, including product mix, of 0.1%. Solid growth from our Medical and Diagnostics segments was primarily driven by new product sales, growth from acquisitions, sales of safety-engineered products and geographic expansion. Biosciences revenue growth was primarily driven by instrument and reagent sales in emerging markets, partially offset by declines in Western Europe. Revenues in the United States in 2013 of $3.4 billion increased 2.0% over the prior year and reflected growth from all segments. Ongoing weaker demand in the Diagnostics segment’s Women’s Health and Cancer platform continued to unfavorably impact U.S. revenue growth in 2013. International revenues in 2013 of $4.7 billion increased 6.3%, which reflected an estimated impact of unfavorable foreign currency translation of 1.7%. International revenues for 2013 reflected growth from all segments, including growth attributable to emerging markets, as well as strong sales of safety-engineered products. Sales in the United States of safety-engineered devices grew 2.9% to $1.18 billion in 2013 from $1.15 billion in 2012. International sales of safety-engineered devices grew 10% to $917 million in 2013 compared with $834 million in 2012, which included an estimated 1.9% negative impact due to unfavorable foreign currency translation. International safety-engineered device revenue growth continues to be driven by strong sales in the Medical Segment, with the largest growth in emerging markets.

We continue to invest in research and development spending, geographic expansion, and new product promotions to drive further revenue and profit growth. Our ability to sustain our long-term growth will depend on a number of factors, including our ability to expand our core business (including geographical expansion), develop innovative new products, and continue to improve operating efficiency and organizational effectiveness. The healthcare industry continues to face a challenging economic environment. The current economic conditions and other circumstances have resulted in pricing pressures for some of our products. Continued uncertainty in the research spending environment could adversely impact our Biosciences segment. In other areas of our U.S. business, healthcare utilization is stable but constrained. Additionally, we have experienced constrained healthcare utilization in Europe due to continued macroeconomic challenges in that region, although we currently view the environment as stable.

In addition to the economic conditions in the United States and elsewhere, numerous other factors can affect our ability to achieve our goals including, without limitation, increased competition and healthcare reform initiatives. For example, the U.S. Patient Protection Affordable Care Act contains the medical device excise tax that, effective January 1, 2013, imposes a 2.3% tax on certain U.S. sales of medical devices. The impact of this tax on our 2013 results is further discussed below.

Our financial position remains strong, with cash flows from operating activities totaling $1.7 billion in 2013. At September 30, 2013, we had $2.6 billion in cash and equivalents and short-term investments. Cash outflows relating to acquisitions primarily represented the purchase of Safety Syringes, Inc. (“Safety Syringes”), a privately held California-based company that specializes in the development of anti-needlestick devices for prefilled syringes for $124 million, net of cash acquired. Cash flows relating to acquisitions also included the purchase of Cato Software Solutions (“Cato”), a privately held Austria-based manufacturer of a suite of comprehensive medication safety software solutions, for $14 million, net of cash acquired. Net cash inflows from divestitures of $736 million represented the sale of Biosciences’ Discovery Labware unit, excluding its Advanced Bioprocessing platform. Also, we continued to return value to our shareholders in the form of share repurchases and dividends. During 2013, we repurchased $450 million of our common stock and paid cash dividends of $386 million.

We face currency exposure each reporting period that arises from translating the results of our worldwide operations to the U.S. dollar at exchange rates that fluctuate from the beginning of such period. We evaluate our results of operations on both an as reported and a foreign currency-neutral basis, which excludes the impact of fluctuations in foreign currency exchange rates. We calculate foreign currency-neutral percentages by converting our current-period local currency financial results using the prior-period foreign currency exchange rates and comparing these adjusted amounts to our current-period reported results. From time to time, we may purchase forward contracts and options to partially protect against adverse foreign exchange rate movements. Gains or losses on our derivative instruments are largely offset by the gains or losses on the underlying hedged transactions. We do not enter into derivative instruments for trading or speculative purposes. For further discussion refer to Note 12 to consolidated financial statements contained in Item 8. Financial Statements and Supplementary Data.

Results of Continuing Operations

Comparisons of income from continuing operations between 2013 and 2012 are affected by the following items that are reflected in our financial results:

•

During the fourth quarter of fiscal 2013, we recorded a pre-tax charge of $341 million, or $1.06 diluted earnings per share from continuing operations, in selling and administrative expense relating to an unfavorable verdict in the lawsuit filed against BD by Retractable Technologies, Inc. (“RTI”) as disclosed in Note 5 to the consolidated financial statements contained in Item 8. Financial Statements and Supplementary Data.

•

During the fourth quarter of fiscal 2013, we recorded a pre-tax pension settlement charge of $6 million, or $0.02 diluted earnings per share from continuing operations, associated with a non-cash charge due to lump sum benefit payments made from BD’s U.S. supplemental pension plan. For further discussion refer to Note 8 to the consolidated financial statements contained in Item 8. Financial Statements and Supplementary Data.

•

During the third quarter of fiscal year 2013, we recorded a pre-tax charge of $22 million, or $0.07 diluted earnings per share from continuing operations, in selling and administrative expense for the pending litigation settlement related to the indirect purchaser antitrust class action cases as disclosed in Note 5 to the consolidated financial statements contained in Item 8. Financial Statements and Supplementary Data.

•

In fiscal 2013, we recorded a pre-tax charge of $40 million, or $0.13 diluted earnings per share from continuing operations, in selling and administrative expense, relating to the medical device excise tax which was effective January 1, 2013 and therefore impacted our operations for only three quarters of the year.

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

Medical Segment

Medical revenue in 2013 of $4.3 billion increased 5.3% over 2012, which reflected an estimated unfavorable foreign currency translation impact of 0.7%.

The following is a summary of Medical revenues by organizational unit:

	2013	2012	Total Change	Estimated Foreign Exchange Impact
	(Millions of dollars)
Medical Surgical Systems	$2,196	$2,105	4.3%	(0.9)%
Diabetes Care	969	911	6.3%	(1.5)%
Pharmaceutical Systems	1,142	1,074	6.3%	0.1%

Total Revenues	$4,306	$4,091	5.3%	(0.7)%

Medical segment revenue growth was driven by solid growth in all units. Medical Surgical Systems revenue growth was largely attributable to sales in emerging markets and strong international sales of safety-engineered products. Revenue growth in the Diabetes Care unit reflected strong sales of pen needles, including the BD Ultra-Fine™ Nano and BD PentaPoint™ products, as well as the BD AutoShield™ Duo Pen Needle. Revenue growth in the Pharmaceutical Systems unit primarily benefitted from the acquisition of Safety Syringes in the first quarter of fiscal year 2013. Global sales of safety-engineered products were $1.0 billion, compared with $966 million in the prior year, and included an estimated $8 million unfavorable impact due to foreign currency translation.

Medical operating income in 2013 was $1.23 billion, or 28.6% of Medical revenues, compared with $1.16 billion, or 28.4% of segment revenues in 2012. Gross profit margin was higher in 2013 as compared to 2012, primarily due to lower manufacturing costs resulting from Project ReLoCo, a global, cross-functional business initiative to drive sustained low-cost capability primarily benefitting Medical Surgical Systems, as well as lower raw material costs, partially offset by manufacturing start-up costs. Gross profit margin was also favorably impacted by a change in useful lives of certain machinery and equipment assets, effective January 1, 2012. See further discussion on gross profit margin below. Selling and administrative expense as a percent of Medical revenues in 2013 increased to 18.4% of revenues from 17.7% in 2012. Aggregate expenses in 2013 reflected the medical device excise tax previously discussed, increased spending for expansion in emerging markets and higher expenses associated with the Safety Syringes and Cato acquisitions. These increases were partially offset by favorable foreign currency translation. Research and development expenses in 2013 increased $17 million, or 11% from 2012, reflecting ongoing investment in new products and platforms.

Diagnostics Segment

Diagnostics revenues in 2013 of $2.6 billion increased 4.3% over 2012, which reflected an estimated impact of unfavorable foreign currency translation of 0.9%.

The following is a summary of Diagnostics revenues by organizational unit:

	2013	2012	Total Change	Estimated Foreign Exchange Impact
	(Millions of dollars)
Preanalytical Systems	$1,352	$1,301	3.9%	(0.8%)
Diagnostic Systems	1,294	1,237	4.6%	(1.3%)

Total Revenues	$2,646	$2,538	4.3%	(0.9%)

Diagnostics segment revenue growth was driven by solid growth in both units, particularly in emerging markets. Revenue growth in the Preanalytical Systems unit was driven by sales of safety-engineered products. Sales of safety-engineered products grew 1% in the United States, driven by BD VacutainerTM Push Button Blood Collection Set sales, and 7% internationally, which included an estimated unfavorable foreign exchange impact of 2%. The Diagnostic Systems unit experienced growth in worldwide sales of its automated diagnostic platforms, including BD MaxTM and BD AffirmTM systems, along with solid growth of its BD BACTECTM blood culture and TB systems and the BD PhoenixTM ID/AST platform. Diagnostics revenues in 2013 also reflected new product launches and a favorable comparison to the prior year due to a stronger flu season in 2013 as well as from the timing of the KIESTRA acquisition. Diagnostics segment revenue growth in the U.S. was unfavorably impacted by continued weaker demand in the Women’s Health and Cancer platform due to guidelines providing for increased Pap smear testing intervals.

Diagnostics operating income in 2013 was $638 million, or 24.1% of Diagnostics revenues, compared with $653 million, or 25.7% of revenues, in 2012. Gross profit margin in the Diagnostics segment was down as compared to 2012 and reflected legal settlement costs, amortization expense related to the Jaguar Plus Platform, an in-process R&D project acquired with the HandyLab acquisition and completed in the fourth quarter of 2012, and the unfavorable impact of decreased sales of products which have higher gross margins. See further discussion on gross profit margin below. Selling and administrative expense, as a percentage of Diagnostics revenues, increased by 120 basis points in 2013 to 22.8%. Aggregate expenses in 2013 reflected an increase in investments in emerging markets and higher expenses associated with the KIESTRA acquisition that occurred in the second quarter of 2012. These increases were partially offset by favorable foreign currency translation. Research and development expense increased $1 million, or 1% from 2012. R&D spending in 2013 reflected our continued investment in the development of new products and platforms, including the BD MAX™ and new BD Viper™ platforms and test menus.

Biosciences Segment

Biosciences revenues of $1.1 billion in 2013 increased 2.0% over 2012, and reflected an estimated impact of unfavorable foreign currency translation of 1.6%. Biosciences revenue growth was primarily driven by instrument and reagent sales in emerging markets, partially offset by declines in Western Europe.

Biosciences operating income in 2013 was $269 million, or 24.4% of Biosciences revenues, compared with $262 million, or 24.2%, in 2012. The Segment’s operating income in 2013 reflected a slightly higher gross profit margin as compared to 2012, primarily due to the favorable impact of increased sales of products which have higher gross margins, partially offset by lower pricing on certain product lines. See further discussion on gross profit margin below. Selling and administrative expense as a percentage of Biosciences revenues was 25.0% in 2013 as compared with 24.4% in 2012. Aggregate expenses reflected continued investments in emerging markets, partially offset by favorable foreign currency translation. Research and development spending increased $6 million, or 6% from 2012 and reflected spending on new products and platforms, including next generation cell sorters and analyzers.

Geographic Revenues

Revenues in the United States in 2013 of $3.4 billion increased 2.0% over 2012 and reflected growth in all segments. U.S. revenue growth in the Medical segment was primarily driven by Pharmaceutical Systems, which was aided by the acquisition of Safety Syringes in the first quarter of fiscal year 2013. Diagnostics segment revenue growth in the United States was unfavorably impacted by a decline in Women’s Health and Cancer platform sales due to guidelines providing for increased Pap smear testing intervals. Biosciences revenue growth in the United States reflected slight growth in instrument placements. We remain cautious about the U.S. environment for this segment given the continued uncertainty around U.S. government research funding due to the impact of automatic U.S. government spending cuts, or sequestration, that went into effect in March 2013.

International revenues in 2013 of $4.7 billion increased 6.3% over 2012, which reflected an estimated impact of unfavorable foreign currency translation of 1.7%. International revenues in 2013 reflected continued strength in emerging market revenues and strong sales of safety-engineered products for the Medical and Diagnostics segments. Growth in the Diagnostics segment also benefitted from the KIESTRA acquisition. International Biosciences revenue growth was driven by growth in emerging markets, partially offset by weaker sales in Western Europe due to austerity measures as well as by lower levels of research funding in Japan.

Gross Profit Margin

Gross profit margin was 51.8% in 2013, compared with 51.3% in 2012. The increase primarily reflected operating performance. Gross profit margin was favorably impacted by approximately 80 basis points primarily due to lower manufacturing costs from continuous improvement projects, such as Project ReLoCo, and lower raw material costs. Gross profit margin was also favorably impacted by approximately 20 basis points due to a change in useful lives of certain machinery and equipment assets, effective January 1, 2012, largely within the Medical segment. Gross profit margin was adversely affected by approximately 50 basis points primarily due to amortization of intangibles associated with recent acquisitions, lower pricing on certain product lines and manufacturing start-up costs.

Operating Expenses

Selling and administrative expense in 2013 was $2.4 billion, or 30.1% of revenues, compared with $1.9 billion, or 25.0% of revenues in 2012. As discussed earlier, Selling and administrative expense in 2013 included charges of $363 million relating to litigation matters and $40 million related to the medical device excise tax. Aggregate expenses for 2013 reflected an increase in core spending of $118 million, which included $61 million relating to expansion of our business in emerging markets as well as higher expenses resulting from recent acquisitions. These increases were partially offset by favorable foreign currency translation of $19 million and a decrease in deferred compensation expense of $3 million. This change in the deferred compensation liability is further discussed below.

Research and development expense in 2013 was $494 million, or 6.1% of revenues, compared with $472 million, or 6.1% of revenues, in 2012 and reflected increased investment in new products and platforms in all three segments.

Non-Operating Expense and Income

Interest expense in 2013 was $138 million, compared with $135 million in 2012. The increase in interest expense in 2013 primarily reflected higher average levels of long-term fixed-rate debt. Interest income was $40 million in 2013, compared with $50 million in 2012. The decrease in interest income in 2013 compared with 2012 reflected the impact of lower interest rates on investments outside the U.S. and lower investment gains on assets related to our deferred compensation plan. The offsetting movements in the deferred compensation plan liability were recorded in selling and administrative expense.

Income Taxes

The effective tax rate in 2013 of 20.2% was lower compared with the 2012 rate of 24.6%. The impact of the 2013 charges relating to litigation matters and a pension settlement reduced the effective tax rate in 2013 by 430 basis points. The income tax rate in 2013 also reflected the favorable impact from various tax settlements in multiple jurisdictions and the reinstatement of the U.S. research and development tax credit, partially offset by a lower benefit on foreign earnings. The income tax rate in 2012, which was reduced by 20 basis points due to the 2012 pension settlement charge, reflected the favorable impact of various tax settlements in multiple jurisdictions.

Income and Diluted Earnings per Share from Continuing Operations

Income from continuing operations and diluted earnings per share from continuing operations in 2013 were $929 million and $4.67, respectively. The after-tax charges relating to the litigation matters decreased income from continuing operations in 2013 by $225 million, or $1.13 per share. The after-tax charge related to pension settlement decreased income from continuing operations in 2013 by $4 million, or $0.02 per share. Earnings in 2013 also reflected the unfavorable impact of the medical device excise tax of $0.13 per share, as well as an estimated net unfavorable impact of foreign currency fluctuations of $0.06 per share. Income from continuing operations and diluted earnings per share from continuing operations in 2012 were $1.1 billion and $5.30, respectively. The after-tax charge related to pension settlements decreased income from continuing operations in 2012 by $13 million, or $0.06 per share. Earnings in 2012 also reflected an estimated overall net unfavorable impact of foreign currency fluctuations of $0.21 per share.

Discontinued Operations

In October 2012, we sold the Biosciences’ Discovery Labware unit, excluding its Advanced Bioprocessing platform, and received gross proceeds of approximately $740 million and recognized a pre-tax gain on sale of approximately $577 million. For further discussion, see Note 10 to the consolidated financial statements contained in Item 8. Financial Statements and Supplementary Data.

Financial Instrument Market Risk

We selectively use financial instruments to manage market risk, primarily foreign currency exchange risk and interest rate risk relating to our ongoing business operations. The counterparties to these contracts are highly rated financial institutions. We do not enter into financial instruments for trading or speculative purposes.

Foreign Exchange Risk

BD and its subsidiaries transact business in various foreign currencies throughout Europe, Asia Pacific, Canada, Japan and Latin America. We face foreign currency exposure from the effect of fluctuating exchange rates on payables and receivables relating to transactions that are denominated in currencies other than our functional currency. These payables and receivables primarily arise from intercompany transactions. We hedge substantially all such exposures, primarily through the use of forward contracts. We also face currency exposure that arises from translating the results of our worldwide operations, including sales, to the U.S. dollar at exchange rates that have fluctuated from the beginning of a reporting period. From time to time, we may purchase forward contracts and options to hedge certain forecasted transactions that are denominated in foreign currencies in order to partially protect against a reduction in the value of future earnings resulting from adverse foreign exchange rate movements. Gains or losses on derivative instruments are largely offset by the gains or losses on the underlying hedged transactions. We did not enter into contracts to hedge cash flows in fiscal year 2013.

Derivative financial instruments are recorded on our balance sheet at fair value. For foreign currency derivatives, market risk is determined by calculating the impact on fair value of an assumed change in foreign exchange rates relative to the U.S. dollar. Fair values were estimated based upon observable inputs, specifically spot currency rates and foreign currency prices for similar assets and liabilities. With respect to the derivative instruments outstanding at September 30, 2013, a 10% appreciation of the U.S. dollar over a one-year period would decrease pre-tax earnings by $31 million, while a 10% depreciation of the U.S. dollar would increase pre-tax earnings by $31 million. Comparatively, considering our derivative instruments outstanding at September 30, 2012, a 10% appreciation of the U.S. dollar over a one-year period would have decreased pre-tax earnings by $8 million, while a 10% depreciation of the U.S. dollar would have increased pre-tax earnings by $8 million. These calculations do not reflect the impact of exchange gains or losses on the underlying transactions that would substantially offset the results of the derivative instruments.

Interest Rate Risk

Our primary interest rate exposure results from changes in short-term U.S. dollar interest rates. Our debt and interest-bearing investments at September 30, 2013 are substantially all U.S. dollar-denominated. Therefore, transaction and translation exposure relating to such instruments is minimal. When managing interest rate exposures, we strive to achieve an appropriate balance between fixed and floating rate instruments. We may enter into interest rate swaps to help maintain this balance and manage debt and interest-bearing investments in tandem, since these items have an offsetting impact on interest rate exposure. For interest rate derivative instruments, fair values are provided by the financial institutions that are counterparties to these arrangements. Market risk for these instruments is determined by calculating the impact to fair value of an assumed change in interest rates across all maturities. A change in interest rates on short-term debt and interest-bearing investments impacts our earnings and cash flow, but not the fair value of these instruments because of their limited duration. A change in interest rates on long-term debt is assumed to impact the fair value of the debt, but not our earnings or cash flow because the interest on such obligations is fixed. Based on our overall interest rate exposure at September 30, 2013 and 2012, a change of 10% in interest rates would not have a material effect on our earnings or cash flows over a one-year period. An increase of 10% in interest rates would decrease the aggregate fair value of our long-term debt and related fair value hedges at September 30, 2013 and 2012 by approximately $105 million and $109 million, respectively. A 10% decrease in interest rates would increase the aggregate fair value of these same financial instruments at September 30, 2013 and 2012 by approximately $111 million and $115 million, respectively.

Liquidity and Capital Resources

Net Cash Flows from Continuing Operating Activities

Net cash provided by continuing operating activities in 2013 was $1.72 billion, compared with $1.69 billion in 2012 and was primarily attributable to income from continuing operations, as adjusted for depreciation and amortization. The net change in working capital was primarily driven by an increase in accrued payables, reflecting the charge from the RTI litigation verdict, partially offset by higher inventory levels and prepaid expenses. Net cash provided by continuing operating activities in 2013 was reduced by changes in the pension obligation resulting primarily from discretionary cash contributions of $132 million. An additional discretionary contribution of $40 million was made to the U.S. pension plan in October 2013.

Net Cash Flows from Continuing Investing Activities

Capital Expenditures

Our investments in capital expenditures are focused on projects that enhance our cost structure and manufacturing capabilities, and support our strategy of geographic expansion with select investments in growing markets. Capital expenditures were $522 million in 2013, compared with $487 million in 2012. Capital spending for the Medical, Diagnostics and Biosciences segments in 2013 was $354 million, $142 million and $16 million, respectively, and related primarily to manufacturing capacity expansions.

Acquisitions of Businesses

Cash outflows relating to acquisitions of $136 million in 2013 included $124 million relating to the Safety Syringes acquisition and $14 million associated with the Cato acquisition in the first and second quarters of fiscal year 2013, respectively. Cash outflows relating to acquisitions of $103 million in 2012 were comprised of $51 million relating to the KIESTRA acquisition and $52 million associated with the acquisition of Sirigen. For further discussion, refer to Note 9 to consolidated financial statements contained in Item 8, Financial Statements and Supplementary Data.

Net Cash Flows from Continuing Financing Activities

Payments of Obligations and Debt Issuances

Net cash used for financing activities in 2013 reflected the repayment of $200 million of 4.55% notes due on April 15, 2013. In 2012, net cash provided by financing activities included the proceeds from $500 million of 5-year 1.75% notes and $1 billion of 10-year 3.125% notes issued on November 3, 2011. Short-term debt decreased to 5.2% of total debt at the end of 2013, from 9.7% at the end of 2012 due to the repayment of 4.55% notes referred to above. Our weighted average cost of total debt at the end of 2013 was 3.8%, up from 3.7% at the end of 2012. As of September 30, 2013, total debt of $4.0 billion represented 43.1% of total capital (shareholders’ equity, net non-current deferred income tax liabilities, and debt), compared with 49.7% at September 30, 2012.

Repurchase of Common Stock

We repurchased approximately 5.5 million shares of our common stock for $450 million in 2013 and 19.9 million shares for $1.5 billion in 2012. In September 2013, our Board of Directors authorized the repurchase of an additional 10 million of our common shares. When combined with the remaining shares under the Board of Directors’ July 2011 repurchase authorization, a total of approximately 12.7 million common shares remain available for purchase at September 30, 2013. We plan on share repurchases of approximately $450 million in 2014, subject to market conditions.

Cash and Short-term Investments

At September 30, 2013, total worldwide cash and short-term investments were $2.6 billion, of which $1.4 billion was held in jurisdictions outside of the United States. We regularly review the amount of cash and short-term investments held outside the United States and currently intend to use most of such amounts to fund our international operations and their growth initiatives. However, if these amounts were moved out of these jurisdictions or repatriated to the United States, there could be tax consequences.

Government Receivables

Accounts receivable balances include sales to government-owned or government-supported healthcare facilities in several countries, some of which are subject to delays. Payment may be dependent upon the financial stability and creditworthiness of those countries’ national economies. Deteriorated credit and economic conditions in parts of Western Europe, particularly in Italy and Spain, may continue to increase the average length of time it takes us to collect our accounts receivable in certain regions within these countries. At September 30, 2013 and 2012, outstanding governmental receivable balances, net of reserves, in Italy were $73 million and $71 million, respectively and in Spain were $61 million and $43 million, respectively.

We continually evaluate all governmental receivables for potential collection risks associated with the availability of government funding and reimbursement practices. We believe the current reserves related to all governmental receivables are adequate and that this concentration of credit risk will not have a material adverse impact on our financial position or liquidity.

Credit Facilities

We have in place a commercial paper borrowing program that is available to meet our short-term financing needs, including working capital requirements. Borrowings outstanding under this program were $200 million at September 30, 2013. We have available a $1 billion syndicated credit facility with an expiration date of May 2017. This credit facility, under which there were no borrowings outstanding at September 30, 2013, provides backup support for our commercial paper program and can also be used for other general corporate purposes. It includes a provision that enables BD, subject to additional commitments made by the lenders, to access up to an additional $500 million in financing through the facility, for a maximum aggregate commitment of $1.5 billion. The credit facility includes a single financial covenant that requires BD to maintain an interest expense coverage ratio (ratio of earnings before income taxes, depreciation and amortization to interest expense) of not less than 5-to-1 for the most recent four consecutive fiscal quarters. On the last eight measurement dates, this ratio has ranged from 13.1-to-1 to 16.7-to-1. In addition, we have informal lines of credit outside the United States.

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

BD’s credit ratings at September 30, 2013 were as follows:

	Standard & Poor’s	Moody’s
Ratings:
Senior Unsecured Debt	A	A3
Commercial Paper	A-1	P-2
Outlook	Stable	Stable

While any deterioration in our credit ratings would increase the costs associated with maintaining and borrowing under our existing credit arrangements, such a downgrade would not affect our ability to draw on these credit facilities, nor would it result in an acceleration of the scheduled maturities of any outstanding debt. We believe that given our debt ratings, our conservative financial management policies, our ability to generate cash flow and the non-cyclical, geographically diversified nature of our businesses, we would have access to additional short-term and long-term capital should the need arise.

Contractual Obligations

In the normal course of business, we enter into contracts and commitments that obligate us to make payments in the future. The table below sets forth BD’s significant contractual obligations and related scheduled payments:

	Total	2014	2015 to 2016	2017 to 2018	2019 and Thereafter
	(Millions of dollars)
Short-term debt	$207	$207	$—	$—	$—
Long-term debt(A)	5,533	151	301	980	4,101
Operating leases	200	52	75	46	27
Purchase obligations(B)	546	269	223	52	2
Unrecognized tax benefits(C)	—	—	—	—	—

Total(D)	$6,486	$679	$599	$1,078	$4,130

(A)	Long-term debt obligations include expected principal and interest obligations.

(B)	Purchase obligations are for purchases made in the normal course of business to meet operational and capital requirements.

(C)	Unrecognized tax benefits at September 30, 2013 of $136 million were all long-term in nature. Due to the uncertainty related to the timing of the reversal of these tax positions, the related liability has been excluded from the table.

(D)	Required funding obligations for 2014 relating to pension and other postretirement benefit plans are not expected to be material. In October 2013, a discretionary cash contribution of $40 million was made to the U.S. pension plan.

2012 Compared With 2011

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

The following is a summary of Medical revenues by organizational unit:

	2012	2011	Total Change	Estimated Foreign Exchange Impact
	(Millions of dollars)
Medical Surgical Systems	$2,105	$2,082	1.1%	(2.5)%
Diabetes Care	911	866	5.2%	(2.3)%
Pharmaceutical Systems	1,074	1,059	1.4%	(4.8)%

Total Revenues	$4,091	$4,007	2.1%	(3.0)%

Medical segment revenue growth, on a foreign currency-neutral basis, reflected solid growth in all units. Medical Surgical Systems revenue reflected solid growth of international safety-engineered product sales and growth from sales of the BD PhaSeal™ product resulting from the Carmel Pharma, AB (“Carmel”) acquisition that occurred in the fourth quarter of 2011. Diabetes Care revenue growth reflected continued strong sales of pen needles, including sales of the BD Ultra-Fine™ Nano. Pharmaceutical Systems revenue reflected the continued strong demand from companies producing biotech drugs and certain heparin products. Global sales of safety-engineered products were $966 million, compared with $885 million in 2011, and included an estimated $14 million unfavorable impact due to foreign currency translation.

Medical operating income in 2012 was $1.2 billion, or 28.4% of Medical revenues, as compared with $1.2 billion, or 29.5%, of revenues in 2011. Gross profit margin was lower in the current year than in 2011 primarily due to amortization of intangibles associated with the Carmel acquisition, unfavorable pricing impacts on certain product lines and the unfavorable impact of decreased sales of products which have higher gross margins. These unfavorable impacts on gross profit margin were partially offset by favorable foreign currency translation and lower manufacturing costs resulting from Project ReLoCo. See further discussion on gross profit margin below.

Selling and administrative expense as a percentage of Medical revenues in 2012 increased to 17.7% of revenues from 17.5% of revenues in 2011, primarily due to increased spending for expansion in emerging markets and higher expenses resulting from the Carmel acquisition as compared with the prior year’s period, partially offset by continued spending controls and favorable foreign currency translation. Research and development expenses in 2012 increased $11 million, or 8%, over 2011 and reflected continued investment in the development of new products and platforms, including new diabetes care and closed system transfer devices.

Diagnostics Segment

Diagnostics revenues in 2012 of $2.5 billion increased 2.3% over 2011, which reflected an estimated impact of unfavorable foreign currency translation of 2.2%.

The following is a summary of Diagnostics revenues by organizational unit:

	2012	2011	Total Change	Estimated Foreign Exchange Impact
	(Millions of dollars)
Preanalytical Systems	$1,301	$1,278	1.8%	(2.5%)
Diagnostic Systems	1,237	1,203	2.9%	(1.8%)

Total Revenues	$2,538	$2,480	2.3%	(2.2%)

Revenue growth in the Preanalytical Systems unit, on a foreign currency-neutral basis, was driven by sales of safety-engineered products. Sales of safety-engineered products grew 2% in the United States, driven by BD VacutainerTM Push Button Blood Collection Set sales, and 4% internationally, which included an estimated unfavorable foreign exchange impact of 5%. The Diagnostic Systems unit experienced growth in worldwide sales of its automated diagnostic platforms, including the molecular BD ProbeTecTM, BD ViperTM and BD AffirmTM systems, along with solid growth of its BD BACTECTM blood culture and TB systems and the BD PhoenixTM ID/AST platform and its SurePath products. Diagnostics revenues in 2012 also reflected a favorable comparison to 2011 due to new product launches and the KIESTRA acquisition.

Diagnostics operating income in 2012 was $653 million, or 25.7% of Diagnostics revenues, compared with $636 million, or 25.7% of revenues, in 2011. Gross profit margin in the Diagnostics segment was down as compared to 2011 and reflected unfavorable foreign currency translation, higher raw material costs, and the unfavorable impact of decreased sales of products which have higher gross margins. See further discussion on gross profit margin below. Selling and administrative expense as a percentage of Diagnostics revenues increased by 10 basis points in 2012 to 21.6%, primarily due to investments in emerging markets, partially offset by continued spending controls and favorable foreign currency translation. Research and development expense decreased $9 million, or 5% from 2011 reflecting a program termination in 2011. R&D spending in 2012 reflected our continued investment in the development of new products and platforms, including the BD MAX™ and new BD Viper™ platforms and test menus.

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

Biosciences operating income in 2012 was $262 million, or 24.2% of Biosciences revenues, compared with $278 million, or 25.4%, in 2011. The Segment’s operating income in 2012 reflected a lower gross profit margin than 2011 primarily due to the unfavorable impact of foreign currency translation and amortization of capitalized software as well as intangibles associated with the 2011 acquisition of Accuri Cytometers, Inc. (“Accuri”). The Segment’s gross profit margin was also unfavorably impacted by increases in certain raw material costs. See further discussion on gross profit margin below. Selling and administrative expense as a percentage of

Biosciences revenues was 24.4% in 2012 as compared with 24.5% in 2011 and reflected continued spending controls partially offset by unfavorable foreign currency translation. Research and development spending was relatively flat to 2011 and reflects spending on new products and platforms, including next generation cell sorters and analyzers.

Geographic Revenues

Revenues in the United States in 2012 of $3.3 billion increased 1%. Growth in U.S. Medical revenues reflected strong sales of Pharmaceutical Systems and Diabetes Care products, which were partially offset by pricing pressures for certain Medical Surgical Systems products. Diagnostic Systems revenue growth in the U.S. was unfavorably affected by an increasingly competitive market for microbiology products and weak sales from our GeneOhm™ healthcare-associated infections (“HAI”) platform, also due to a challenging competitive environment. Biosciences revenue in the U.S. declined in 2012 compared with 2011 due to reduced research funding, as we continue to experience constrained demand for high-end instruments due to continued funding concerns in the pharmaceutical and biotech research markets as well as in the academic markets.

International revenues in 2012 of $4.4 billion increased 2%, which reflected an estimated impact of unfavorable foreign currency translation of 5%. International revenues for 2012 reflected growth from all segments, including growth attributable to emerging markets, as well as strong sales of safety-engineered products.

Gross Profit Margin

Gross profit margin was 51.3% in 2012, compared with 52.2% in 2011. The decrease in gross profit margin reflected the estimated net unfavorable impact of 70 basis points relating to operating performance, an estimated 10 basis points relating to unfavorable foreign currency translation and an estimated 10 basis points relating to pension settlements. Operating performance was adversely affected by an estimated 50 basis points due to the impact of decreased sales of products which have higher gross margins. Operating performance also reflected the estimated impacts of 50 basis points due to unfavorable pricing impacts on certain product lines as well as 20 basis points due to increases in certain raw material costs. Operating performance was also adversely impacted by approximately 10 basis points due to amortization of intangibles associated with recent acquisitions, approximately 20 basis points due to Biosciences software amortization and approximately 30 basis points due to other unfavorable one-time impacts. The unfavorable impacts on operating performance for the current year were partially offset by an estimated 80 basis points due to lower manufacturing costs from continuous improvement projects, such as Project ReLoCo, and lower pension costs. Operating performance was also favorably impacted by approximately 30 basis points due to a change in useful lives of certain machinery and equipment assets, effective January 1, 2012.

Operating Expenses

Selling and administrative expense in 2012 was $1.9 billion, or 25% of revenues, compared with $1.8 billion, or 24% of revenues in 2011. Aggregate expenses for 2012 reflected an increase in core spending of $105 million, primarily relating to expansion of our business in emerging markets, transactions costs relating to the KIESTRA acquisition and higher expenses resulting from the Carmel and KIESTRA acquisitions. Aggregate expenses for 2012 also included increased spending of $23 million related to our global enterprise resource planning initiative to update our business information systems and $8 million related to pension settlements. Additionally, aggregate expenses in 2012 included a $16 million increase in the deferred compensation plan liability, as further discussed below. These increases were partially offset by favorable foreign currency translation of $41 million and lower pension expense of $11 million.

Research and development expense in 2012 was $472 million, or 6.1% of revenues, compared with $470 million, or 6.2% of revenues, in 2011. The increase in R&D expenditures includes spending for new products and platforms in each of our segments, as previously discussed. R&D expense in 2012 also included $2 million associated with pension settlements. R&D expense in 2011 included a non-cash impairment charge of $9 million resulting from the discontinuance of a research program within the Diagnostic Systems unit.

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

Income and Diluted Earnings per Share from Continuing Operations

Income from continuing operations and diluted earnings per share from continuing operations in 2012 were $1.1 billion and $5.30, respectively. The after-tax charge related to pension settlements decreased income from continuing operations in 2012 by $13 million, or $0.06 per share. Earnings in 2012 also reflected an estimated overall net unfavorable impact of foreign currency fluctuations of $0.21 per share. Income from continuing operations and diluted earnings per share from continuing operations in 2011 were $1.2 billion and $5.31, respectively. The after-tax charge related to the discontinuance of a research program decreased income from continuing operations in 2011 by $6 million, or $0.03 per share.

Liquidity and Capital Resources

Net Cash Flows from Continuing Operating Activities

Net cash provided by continuing operating activities in 2012 was $1.7 billion, compared with $1.6 billion in 2011. The change in operating assets and liabilities in 2012 resulted in a net use of cash and primarily reflected higher levels of inventory and accounts receivables, substantially offset by lower levels of prepaid expenses. Net cash provided by continuing operating activities in 2012 was reduced by changes in the pension obligation resulting primarily from a discretionary cash contribution of $100 million.

Net Cash Flows from Continuing Investing Activities

Capital Expenditures

Capital expenditures were $487 million in 2012, compared with $509 million in 2011. Capital spending for the Medical, Diagnostics and Biosciences segments in 2012 was $363 million, $101 million and $14 million, respectively, and related primarily to manufacturing capacity expansions.

Acquisitions of Businesses

Cash outflows relating to acquisitions of $103 million in 2012 were comprised of $51 million relating to the KIESTRA acquisition and $52 million associated with the acquisition of Sirigen. Acquisitions of businesses of $492 million in 2011 were comprised of $287 million associated with Carmel and $205 million relating to Accuri. For further discussion, refer to Note 9 to consolidated financial statements contained in Item 8, Financial Statements and Supplementary Data.

Net Cash Flows from Continuing Financing Activities

Debt Issuances and Payments of Obligations

On November 3, 2011, we issued $500 million of 5-year 1.75% Notes and $1 billion of 10-year 3.125% Notes. Short-term debt increased to 9.7% of total debt at the end of 2012, from 8.6% at the end of 2011. Floating rate debt was 9.7% of total debt at the end of 2012 and 16% at the end of 2011. Our weighted average cost of total debt at the end of 2012 was 3.7%, down from 4.9% at the end of 2011. As of September 30, 2012, total debt represented 49.7% of total capital (shareholders’ equity, net non-current deferred income tax liabilities and debt) compared with 35.8% at September 30, 2011.

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

We assess goodwill for impairment at the reporting unit level, which is defined as an operating segment or one level below an operating segment, referred to as a component. Our reporting units generally represent one level below reporting segments and we aggregate components within an operating segment that have similar economic characteristics. Potential impairment of goodwill is identified by comparing the fair value of a reporting unit with its carrying value. Our annual goodwill impairment test for 2013 did not result in any impairment charges, as the fair value of each reporting unit exceeded its carrying value.

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

BD has reviewed its needs in the U.S. for possible repatriation of undistributed earnings of its foreign subsidiaries and, with exception for certain countries, continues to invest foreign subsidiaries earnings outside of the U.S. to fund foreign investments or meet foreign working capital and property, plant and equipment expenditure needs. Deferred taxes are not provided on undistributed earnings of foreign subsidiaries that are indefinitely reinvested. At September 30, 2013, the cumulative amount of such undistributed earnings indefinitely reinvested outside the United States was $4.4 billion. The determination of the amount of the unrecognized deferred tax liability related to the undistributed earnings is not practicable because of the complexities associated with its hypothetical calculation.

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

Benefit Plans

We have significant net pension and other postretirement and postemployment benefit costs that are measured using actuarial valuations. These benefit costs include assumptions for the discount rate. Pension benefit costs also include an assumption for the expected return on plan assets. These assumptions have a significant effect on the amounts reported. In addition to the analysis below, see Note 8 to the consolidated financial statements contained in Item 8, Financial Statements and Supplementary Data for additional discussion.

The discount rate is selected each year based on investment grade bonds and other factors as of the measurement date (September 30). Specifically for the U.S. pension plan, we will use a discount rate of 4.95% for 2014, which was based on an actuarially-determined, company-specific yield curve. The rate selected is used to measure liabilities as of the measurement date and for calculating the following year’s pension expense. The expected long-term rate of return on plan assets assumption, although reviewed each year, changes less frequently due to the long-term nature of the assumption. This assumption does not impact the measurement of assets or liabilities as of the measurement date; rather, it is used only in the calculation of pension expense. To determine the expected long-term rate of return on pension plan assets, we consider many factors, including our historical assumptions compared with actual results; benchmark data; expected returns on various plan asset classes, as well as current and expected asset allocations. We will use a long-term expected rate of return on plan assets assumption of 7.75% for the U.S. pension plan in 2014. We believe our discount rate and expected long-term rate of return on plan assets assumptions are appropriate based upon the above factors.

Sensitivity to changes in key assumptions for our U.S. pension and other postretirement and postemployment plans are as follows:

•

Discount rate — A change of plus (minus) 25 basis points, with other assumptions held constant, would have an estimated $4 million favorable (unfavorable) impact on the total U.S. net pension and other postretirement and postemployment benefit plan costs.

•

Expected return on plan assets — A change of plus (minus) 25 basis points, with other assumptions held constant, would have an estimated $3 million favorable (unfavorable) impact on U.S. pension plan costs.

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

•

Deficit reduction efforts or other adverse changes in the availability of government funding for healthcare and research, particularly in the U.S. and Europe, that could further weaken demand for our products and result in additional pricing pressures, as well as create potential collection risks associated with such sales, including, in the U.S., automatic spending cuts, or sequestration that went into effect in March 2013, and any future federal government shutdown.

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

•	Changes in reimbursement practices of third-party payers.

•

Our ability to penetrate developing and emerging markets, which depends on local economic and political conditions and how well we are able to acquire or form strategic business alliances with local companies and make necessary infrastructure enhancements to production facilities, distribution networks, sales equipment and technology. Our international operations also increase our compliance risks under the Foreign Corrupt Practices Act and other anti-corruption laws.

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

•

The effects of events that adversely impact our ability to manufacture our products (particularly where production of a product line is concentrated in one or more plants) or our ability to source materials or components from suppliers (including sole-source suppliers) that are needed for such manufacturing, including pandemics, natural disasters, or environmental factors.

•

Fluctuations in the cost and availability of oil-based resins and other raw materials, as well as certain sub-assemblies and finished goods, the ability to maintain favorable supplier arrangements and relationships (particularly with respect to sole-source suppliers), and the potential adverse effects of any disruption in the availability of such items.

•

Difficulties inherent in product development, including the potential inability to successfully continue technological innovation, complete clinical trials, obtain regulatory approvals in the United States and abroad, obtain intellectual property protection for our products, obtain coverage and adequate reimbursement for new products, or gain and maintain market approval of products, as well as the possibility of infringement claims by competitors with respect to patents or other intellectual property rights, all of which can preclude or delay commercialization of a product. Delays in obtaining necessary approvals or clearances from the FDA or other regulatory agencies or changes in the regulatory process may also delay product launches and increase development costs.

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

The Board of Directors monitors the internal control system, including internal accounting and financial reporting controls, through its Audit Committee, which consists of eight independent Directors. The Audit Committee meets periodically with the independent registered public accounting firm, the internal auditors and management to review the work of each and to satisfy itself that they are properly discharging their responsibilities. The independent registered public accounting firm and the internal auditors have full and free access to the Audit Committee and meet with its members, with and without management present, to discuss the scope and results of their audits including internal control, auditing and financial reporting matters.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Act of 1934. Management conducted an assessment of the effectiveness of internal control over financial reporting based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework). Based on this assessment and those criteria, management concluded that internal control over financial reporting was effective as of September 30, 2013.

The financial statements and internal control over financial reporting have been audited by Ernst & Young LLP, an independent registered public accounting firm. Ernst & Young’s reports with respect to fairness of the presentation of the financial statements, and the effectiveness of internal control over financial reporting, are included herein.

/s/ Vincent A. Forlenza	/s/ Christopher Reidy
Vincent A. Forlenza	Christopher Reidy
Chairman, Chief Executive Officer and	Chief Financial Officer and Executive
President	Vice President of Administration

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of

Becton, Dickinson and Company

We have audited the accompanying consolidated balance sheets of Becton, Dickinson and Company as of September 30, 2013 and 2012, and the related consolidated statements of income, comprehensive income and cash flows for each of the three years in the period ended September 30, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Becton, Dickinson and Company at September 30, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 2013, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Becton, Dickinson and Company’s internal control over financial reporting as of September 30, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated November 27, 2013 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

New York, New York

November 27, 2013

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of

Becton, Dickinson and Company

We have audited Becton, Dickinson and Company’s internal control over financial reporting as of September 30, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). Becton, Dickinson and Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Becton, Dickinson and Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Becton, Dickinson and Company as of September 30, 2013 and 2012, and the related consolidated statements of income, comprehensive income and cash flows for each of the three years in the period ended September 30, 2013 of Becton, Dickinson and Company, and our report dated November 27, 2013 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

New York, New York

November 27, 2013

Consolidated Statements of Income

Becton, Dickinson and Company

Years Ended September 30

Millions of dollars, except per share amounts	2013	2012	2011
Operations
Revenues	$8,054	$7,708	$7,584
Cost of products sold	3,883	3,755	3,625
Selling and administrative expense	2,422	1,923	1,824
Research and development expense	494	472	470

Total Operating Costs and Expenses	6,800	6,150	5,918

Operating Income	1,254	1,558	1,666
Interest expense	(138)	(135)	(84)
Interest income	40	50	43
Other income (expense), net	9	(1)	(7)

Income From Continuing Operations
Before Income Taxes	1,165	1,472	1,618
Income tax provision	236	363	417

Income from Continuing Operations	929	1,110	1,201

Income from Discontinued Operations
Net of income tax provision of $222 in 2013, $31 in 2012 and $35 in 2011	364	60	70

Net Income	$1,293	$1,170	$1,271

Basic Earnings per Share
Income from Continuing Operations	$4.76	$5.40	$5.43
Income from Discontinued Operations	$1.86	$0.29	$0.32

Basic Earnings per Share	$6.63	$5.69	$5.75

Diluted Earnings per Share
Income from Continuing Operations	$4.67	$5.30	$5.31
Income from Discontinued Operations	$1.83	$0.29	$0.31

Diluted Earnings per Share	$6.49	$5.59	$5.62

Amounts may not add due to rounding.

See notes to consolidated financial statements.

Consolidated Statements of Comprehensive Income

Becton, Dickinson and Company

Years Ended September 30

Millions of dollars	2013	2012	2011
Net Income	$1,293	$1,170	$1,271

Other Comprehensive Income (Loss), Net of Tax
Foreign currency translation adjustments	23	(18)	(117)
Defined benefit pension and postretirement plans	257	(118)	(62)
Unrealized gains (losses) on cash flow hedges, net of amounts realized	7	5	(33)

Other Comprehensive Income (Loss), Net of Tax	286	(132)	(212)

Comprehensive Income	$1,579	$1,038	$1,059

Amounts may not add due to rounding.

See notes to consolidated financial statements.

Consolidated Balance Sheets

Becton, Dickinson and Company

September 30

Millions of dollars, except per share amounts and numbers of shares	2013	2012
Assets
Current Assets
Cash and equivalents	$1,890	$1,671
Short-term investments	718	510
Trade receivables, net	1,240	1,250
Inventories	1,402	1,241
Prepaid expenses, deferred taxes and other	623	515
Assets held for sale	—	136

Total Current Assets	5,873	5,322
Property, Plant and Equipment, Net	3,476	3,304
Goodwill	1,109	1,076
Core and Developed Technology, Net	541	512
Other Intangibles, Net	293	301
Capitalized Software, Net	371	346
Other Assets	487	500

Total Assets	$12,149	$11,361

Liabilities and Shareholders’ Equity
Current Liabilities
Short-term debt	$207	$405
Accounts payable	333	350
Accrued expenses	1,067	741
Salaries, wages and related items	504	478
Income taxes	19	4

Total Current Liabilities	2,130	1,978
Long-Term Debt	3,763	3,761
Long-Term Employee Benefit Obligations	805	1,224
Deferred Income Taxes and Other	408	262
Commitments and Contingencies	—	—
Shareholders’ Equity
Common stock — $1 par value: authorized — 640,000,000 shares; issued — 332,662,160 shares in 2013 and 2012	333	333
Capital in excess of par value	2,068	1,920
Retained earnings	11,342	10,435
Deferred compensation	19	19
Common stock in treasury — at cost — 138,663,113 shares in 2013 and 135,751,039 shares in 2012	(8,204)	(7,769)
Accumulated other comprehensive loss	(516)	(802)

Total Shareholders’ Equity	5,043	4,136

Total Liabilities and Shareholders’ Equity	$12,149	$11,361

Amounts may not add due to rounding.

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows

Becton, Dickinson and Company

Years Ended September 30

Millions of dollars	2013	2012	2011
Operating Activities
Net income	$1,293	$1,170	$1,271
Less: Income from discontinued operations, net	364	60	70

Income from continuing operations, net	929	1,110	1,201
Adjustments to income from continuing operations to derive net cash provided by continuing operating activities, net of amounts acquired:
Depreciation and amortization	546	511	494
Share-based compensation	100	89	73
Deferred income taxes	36	22	30
Change in operating assets and liabilities:
Trade receivables, net	(1)	(30)	(27)
Inventories	(145)	(92)	(117)
Prepaid expenses, deferred taxes and other	(60)	102	(239)
Accounts payable, income taxes and other liabilities	366	17	129
Pension obligation	(51)	(38)	81
Other, net	(1)	4	13

Net Cash Provided by Continuing Operating Activities	1,717	1,693	1,638

Investing Activities
Capital expenditures	(522)	(487)	(509)
Capitalized software	(66)	(66)	(90)
Change in short-term investments	(225)	(138)	122
Acquisitions of businesses, net of cash acquired	(136)	(103)	(492)
Divestiture of businesses	736	—	—
Other, net	(99)	(99)	(64)

Net Cash Used for Continuing Investing Activities	(311)	(894)	(1,033)

Financing Activities
Change in short-term debt	(199)	2	34
Proceeds from long-term debt	—	1,488	991
Payments of debt	—	(42)	—
Repurchase of common stock	(450)	(1,500)	(1,500)
Issuance of common stock and other, net	44	35	84
Excess tax benefit from payments under share-based compensation plans	23	15	37
Dividends paid	(386)	(368)	(361)

Net Cash Used for Continuing Financing Activities	(968)	(370)	(714)

Discontinued Operations:
Net cash (used for) provided by operating activities	(212)	67	78
Net cash used for investing activities	—	(6)	(7)

Net Cash Provided by Discontinued Operations	(212)	61	71

Effect of exchange rate changes on cash and equivalents	(7)	6	(3)

Net Increase (Decrease) in Cash and Equivalents	219	496	(41)
Opening Cash and Equivalents	1,671	1,175	1,216

Closing Cash and Equivalents	$1,890	$1,671	$1,175

Amounts may not add due to rounding.

See notes to consolidated financial statements.

Notes to Consolidated Financial Statements

Becton, Dickinson and Company

Millions of dollars, except per share amounts and numbers of shares

Note 1 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying Consolidated Financial Statements and Notes to Consolidated Financial Statements of Becton, Dickinson and Company (the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles. Within the financial statements and tables presented, certain columns and rows may not add due to the use of rounded numbers for disclosure purposes. Percentages and earnings per share amounts presented are calculated from the underlying whole-dollar amounts.

Principles of Consolidation

The consolidated financial statements include the Company’s accounts and those of its majority-owned subsidiaries after the elimination of intercompany transactions. The Company has no material interests in variable interest entities.

Cash Equivalents

Cash equivalents consist of all highly liquid investments with a maturity of three months or less at time of purchase.

Short-Term Investments

Short-term investments consist of time deposits with maturities greater than three months and less than one year when purchased.

Inventories

Inventories are stated at the lower of first-in, first-out cost or market.

Property, Plant and Equipment

Property, plant and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization are principally provided on the straight-line basis over estimated useful lives, which range from 20 to 45 years for buildings, four to 13 years for machinery and equipment and one to 12 years for leasehold improvements. Depreciation and amortization expense was $338 million, $321 million and $340 million in fiscal years 2013, 2012 and 2011, respectively.

Goodwill and Other Intangible Assets

The Company’s unamortized intangible assets include goodwill and in-process research and development assets which arise from acquisitions. The Company currently reviews all indefinite-lived assets, including goodwill, for impairment using quantitative models. Goodwill is reviewed at least annually for impairment at the reporting unit level, which is defined as an operating segment or one level below an operating segment, referred to as a component. The Company’s reporting units generally represent one level below reporting segments, and components within an operating segment that have similar economic characteristics are aggregated. Potential impairment of goodwill is identified by comparing the fair value of a reporting unit, estimated using an income approach, with its carrying value. The annual impairment review performed in fiscal year 2013 indicated that all identified reporting units’ fair values exceeded their respective carrying values.

The review for impairment of in-process research and development assets is performed by comparing the fair value of the technology or project assets, estimated using an income approach, with their carrying value. In-process research and development assets are considered indefinite-lived assets and are reviewed at least annually

Notes to Consolidated Financial Statements — (Continued)

Becton, Dickinson and Company

for impairment until projects are completed or abandoned. Certain trademarks that are considered to generate cash flows indefinitely are also considered to be indefinite-lived intangible assets and these assets are also reviewed at least annually for impairment.

Amortized intangible assets include core and developed technology assets which arise from acquisitions. These assets represent acquired intellectual property that is already technologically feasible upon the acquisition date or acquired in-process research and development assets that are completed subsequent to acquisition. Core and developed technology assets are generally amortized over periods ranging from 15 to 20 years, using the straight-line method. Other intangibles with finite useful lives, which include patents, are amortized over periods principally ranging from one to 40 years, using the straight-line method. Finite-lived intangible assets, including core and developed technology assets, are periodically reviewed when impairment indicators are present to assess recoverability from future operations using undiscounted cash flows. The carrying values of these finite-lived assets are compared to the undiscounted cash flows they are expected to generate and an impairment loss is recognized in operating results to the extent any finite-lived intangible asset’s carrying value exceeds its calculated fair value.

Capitalized Software

Capitalized software, including costs for software developed or obtained for internal use, is stated at cost, less accumulated amortization. Amortization expense is principally provided on the straight-line basis over estimated useful lives, which do not exceed 10 years. The current balance largely includes capital software investments related to a global enterprise resource planning initiative to upgrade the Company’s business information systems. Amortization for this project commenced in the third quarter of fiscal year 2012. Amortization expense related to capitalized software was $38 million, $36 million and $23 million for 2013, 2012 and 2011, respectively.

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

Notes to Consolidated Financial Statements — (Continued)

Becton, Dickinson and Company

Shipping and Handling Costs

Shipping and handling costs are included in Selling and administrative expense. Shipping expense was $285 million, $281 million and $269 million in 2013, 2012 and 2011, respectively.

Derivative Financial Instruments

All derivatives are recorded in the balance sheet at fair value and changes in fair value are recognized currently in earnings unless specific hedge accounting criteria are met.

From time to time, derivative financial instruments are utilized by the Company in the management of its foreign currency, interest rate and commodity price exposures. The Company periodically purchases forward contracts and options to hedge certain forecasted transactions that are denominated in foreign currencies in order to partially protect against a reduction in the value of future earnings resulting from adverse foreign exchange rate movements. The Company also periodically utilizes interest rate swaps to maintain a balance between fixed and floating rate instruments. Additionally, the Company has managed price risks associated with resin purchase costs through commodity derivative forward contracts. The Company does not enter into derivative financial instruments for trading or speculative purposes.

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

The Company maintains valuation allowances where it is more likely than not that all or a portion of a deferred tax asset will not be realized. Changes in valuation allowances are included in the tax provision in the period of change. In determining whether a valuation allowance is warranted, management evaluates factors such as prior earnings history, expected future earnings, carryback and carryforward periods and tax strategies that could potentially enhance the likelihood of the realization of a deferred tax asset.

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

Notes to Consolidated Financial Statements — (Continued)

Becton, Dickinson and Company

Share-Based Compensation

The Company recognizes the fair value of share-based compensation in net income. Compensation expense is recognized on a straight-line basis over the requisite service period, which is generally the vesting period.

Note 2 — Accounting Changes

Change in Accounting Principles

In July 2012, the FASB amended the impairment testing requirements for indefinite-lived intangible assets to allow entities the option to qualitatively assess indefinite-lived intangible assets for impairment. Further testing of indefinite-lived intangible assets for impairment under the traditional quantitative model is only required if an entity determines, through the qualitative assessment, that it is more likely than not that the carrying amount of an indefinite-lived intangible asset exceeds its fair value. The revised impairment testing requirements are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The Company adopted the revised requirements, which did not impact its consolidated financial statements, for its fiscal year 2013 indefinite-lived intangible asset impairment review processes.

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

Notes to Consolidated Financial Statements — (Continued)

Becton, Dickinson and Company

Note 3 — Shareholders’ Equity

Changes in certain components of shareholders’ equity were as follows:

	Common Stock Issued at Par Value	Capital in Excess of Par Value	Retained Earnings	Deferred Compensation	Treasury Stock
					Shares (in thousands)	Amount
Balance at September 30, 2010	$333	$1,625	$8,724	$17	(102,846)	$(4,806)
Net income			1,271
Cash dividends:
Common ($1.64 per share)			(362)
Common stock issued for:
Share-based compensation plans, net		95			3,432	28
Share-based compensation		73
Common stock held in trusts, net				2	3	(2)
Repurchase of common stock					(18,434)	(1,500)

Balance at September 30, 2011	$333	$1,793	$9,634	$19	(117,844)	$(6,280)
Net income			1,170
Cash dividends:
Common ($1.80 per share)			(368)
Common stock issued for:
Share-based compensation plans, net		39			1,973	11
Share-based compensation		88
Common stock held in trusts, net					66
Repurchase of common stock					(19,945)	(1,500)

Balance at September 30, 2012	$333	$1,920	$10,435	$19	(135,751)	$(7,769)
Net income			1,293
Cash dividends:
Common ($1.98 per share)			(386)
Common stock issued for:
Share-based compensation plans, net		50			2,537	15
Share-based compensation		98
Common stock held in trusts, net					36
Repurchase of common stock					(5,485)	(450)

Balance at September 30, 2013	$333	$2,068	$11,342	$19	(138,663)	$(8,204)

Common stock held in trusts represents rabbi trusts in connection with deferred compensation under the Company’s employee salary and bonus deferral plan and directors’ deferral plan.

The components and changes of Accumulated other comprehensive (loss) income were as follows:

	Total	Foreign Currency Translation Adjustments	Benefit Plans Adjustments(A)	Unrealized Losses on Cash Flow Hedges(B)
Balance at September 30, 2012	$(802)	$51	$(815)	$(38)
Other comprehensive income before reclassifications	228	23	203	2
Amounts reclassified into income(C)	59	—	54	4

Balance at September 30, 2013	$(516)	$74	$(558)	$(31)

Notes to Consolidated Financial Statements — (Continued)

Becton, Dickinson and Company

(A)	The reclassifications from accumulated other comprehensive income (loss) are included in the computation of net periodic pension cost and additional details are provided in Note 8. The reclassification amounts for the fiscal years ended September 30, 2012 and 2011 were $40 million and $43 million, respectively. Amounts are net of taxes.

(B)	The reclassification amounts for the fiscal years ended September 30, 2012 and 2011 were $5 million and $1 million, respectively. Additional details regarding the reclassifications from accumulated other comprehensive income (loss) related to cash flow hedges are provided in Note 12. Amounts are net of taxes.

(C)	The benefit plan-related amount is not reclassified into income in its entirety. The reclassification amount for cash flow hedges consists of $5 million related to interest rate swaps that was recorded in Interest expense and $(1) million related to commodity forward contracts that was recorded in Costs of products sold.

The gain in foreign currency translation adjustments for the fiscal year ended September 30, 2013 was primarily attributable to the strengthening of the Euro against the U.S. dollar, partially offset by the weakening of currencies in Latin America and Asia Pacific, as well as the weakening of the Yen, against the U.S. dollar during the period. Foreign currency translation adjustments that were attributable to goodwill in fiscal years 2013 and 2012 were $6 million and $14 million, respectively. The adjustments primarily affected goodwill reported within the Medical segment.

The income tax provision (benefit) for net gains (losses) recorded in other comprehensive income for defined benefit pension, postretirement plans and postemployment plans in fiscal years 2013, 2012 and 2011 was $121 million, $(151) million and $(71) million, respectively. The income tax benefit associated with the benefit plan-related reclassification adjustments for amortization of prior service credit and amortization of net actuarial losses for the fiscal years ended September 30, 2013, 2012 and 2011 were $30 million, $23 million and $24 million, respectively.

The income tax provision recorded in fiscal year 2013 for net unrealized gains on cash flow hedges was $1 million and the income tax benefit recorded for unrealized losses on cash flow hedges was $21 million in fiscal year 2011. The income tax impact related to net unrealized losses in fiscal year 2012 was immaterial. The tax benefit associated with the reclassification adjustments for realized hedge losses in fiscal years 2013, 2012 and 2011 was $3 million, $3 million and $1 million, respectively.

Note 4 — Earnings per Share

The weighted average common shares used in the computations of basic and diluted earnings per share (shares in thousands) for the years ended September 30 were as follows:

	2013	2012	2011
Average common shares outstanding	195,157	205,460	221,175
Dilutive share equivalents from share-based plans	4,036	3,721	5,105

Average common and common equivalent shares outstanding — assuming dilution	199,193	209,181	226,280

Options to purchase shares of common stock are excluded from the calculation of diluted earnings per share when their inclusion would have an anti-dilutive effect on the calculation. For the year ended September 30, 2013, there were no options to purchase shares of common stock, which were excluded from the diluted earnings per share calculation. Options to purchase 4.8 million shares and 1.2 million shares of the Company’s common stock were excluded from the calculation of diluted earnings per share in 2012 and 2011, respectively.

Notes to Consolidated Financial Statements — (Continued)

Becton, Dickinson and Company

Note 5 — Commitments and Contingencies

Commitments

Rental expense for all operating leases amounted to $70 million in 2013, $66 million in 2012 and $69 million in 2011. Future minimum rental commitments on noncancelable leases are as follows: 2014 — $52 million; 2015 — $43 million; 2016 — $32 million; 2017 — $23 million; 2018 — $23 million and an aggregate of $27 million thereafter.

As of September 30, 2013, the Company has certain future purchase commitments aggregating to approximately $546 million, which will be expended over the next several years.

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

The Company was named as a defendant in five purported class action suits brought on behalf of distributors and other entities that purchase the Company’s products (the “Distributor Plaintiffs”), alleging that the Company violated federal antitrust laws, resulting in the charging of higher prices for the Company’s products to the plaintiffs and other purported class members. These actions were consolidated under the caption “In re Hypodermic Products Antitrust Litigation.” Pursuant to a settlement agreement the Company entered into with the Distributor Plaintiffs in these actions on April 27, 2009 and following approval by the District Court (on a preliminarily basis in November 2012 and on a final basis in April 2013), the Company has paid $45 million in exchange for a release by all potential class members of the direct purchaser claims under federal antitrust laws related to the products and acts enumerated in the complaint, and a dismissal of the case with prejudice, insofar as it relates to direct purchaser claims.

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

The plaintiffs in each of the above antitrust class action lawsuits seek monetary damages. These antitrust class action lawsuits have been consolidated for pre-trial purposes in a Multi-District Litigation in Federal court in New Jersey.

On July 30, 2013, the Company entered into an agreement with the Hospital Plaintiffs to settle their claims in these actions, which agreement has been preliminarily approved and is subject to final approval by the court following notice to potential class members. The settlement agreement provides for the Company to pay

Notes to Consolidated Financial Statements — (Continued)

Becton, Dickinson and Company

$22 million into a fund in exchange for a release by all potential class members of the indirect purchaser claims related to the products and acts enumerated in the complaint, and a dismissal of the case with prejudice. The release will not cover potential class members that opt out of the settlement. The Company currently cannot estimate the range of reasonably possible losses with respect to these class action matters beyond the $22 million settlement.

In June 2007, Retractable Technologies, Inc. (“RTI”) filed a complaint against the Company under the caption Retractable Technologies, Inc. vs. Becton Dickinson and Company (Civil Action No. 2:07-cv-250, U.S. District Court, Eastern District of Texas). RTI alleges that the BD IntegraTM syringes infringe patents licensed exclusively to RTI. In its complaint, RTI also alleges that the Company engaged in false advertising with respect to certain of the Company’s safety-engineered products in violation of the Lanham Act; acted to exclude RTI from various product markets and to maintain its market share through, among other things, exclusionary contracts in violation of state and federal antitrust laws; and engaged in unfair competition. In January 2008, the court severed the patent and non-patent claims into separate cases, and stayed the non-patent claims during the pendency of the patent claims at the trial court level. RTI seeks money damages and injunctive relief. On April 1, 2008, RTI filed a complaint against BD under the caption Retractable Technologies, Inc. and Thomas J. Shaw v. Becton Dickinson and Company (Civil Action No.2:08-cv-141, U.S. District Court, Eastern District of Texas). RTI alleges that the BD IntegraTM syringes infringe another patent licensed exclusively to RTI. RTI seeks money damages and injunctive relief. On August 29, 2008, the court ordered the consolidation of the patent cases. On November 9, 2009, at a trial of these consolidated cases, the jury rendered a verdict in favor of RTI on all but one of its infringement claims, but did not find any willful infringement, and awarded RTI $5 million in damages. On May 19, 2010, the court granted RTI’s motion for a permanent injunction against the continued sale by the Company of its BD IntegraTM products in their current form, but stayed the injunction for the duration of the Company’s appeal. At the same time, the court lifted a stay of RTI’s non-patent claims. On July 8, 2011, the Court of Appeals for the Federal Circuit reversed the District Court judgment that the Company’s 3ml BD Integra™ products infringed the asserted RTI patents and affirmed the District Court judgment of infringement against the Company’s discontinued 1ml BD Integra™ products. On October 31, 2011, the Federal Circuit Court of Appeals denied RTI’s request for an en banc rehearing. In January 2013, RTI’s petition for review with the U.S. Supreme Court was denied. BD’s motion for further proceedings on damages was denied by the District Court on the grounds that the Court did not have authority to modify the $5 million damage award. BD has appealed this ruling to the Federal Circuit Court of Appeals.

On September 19, 2013, a jury returned a verdict against BD with respect to certain of RTI’s non-patent claims. The verdict was unfavorable to BD with respect to RTI’s Lanham Act claim and claim for attempted monopolization based on deception in the safety syringe market. The jury awarded RTI $113.5 million for its attempted monopolization claim (which will be trebled and attorneys’ fees added to under the antitrust statute). The Court will determine whether to award equitable relief under the Lanham Act including disgorgement. The jury’s verdict rejected RTI’s monopolization claims in the markets for safety syringes, conventional syringes and safety IV catheters; its attempted monopolization claims in the markets for conventional syringes and safety IV catheters; and its claims for contractual restraint of trade and exclusive dealing in the markets for safety syringes, conventional syringes and safety IV catheters. In connection with the verdict, the Company recorded a pre-tax charge of approximately $341 million in the fourth quarter of fiscal year 2013. The Company plans to appeal the jury’s verdict.

On November 4, 2013, the Secretariat of Foreign Trade (SECEX) of the Federal Republic of Brazil, initiated an administrative anti-dumping investigation of imports of vacuum plastic tubes for blood collection into Brazil from the United States of America, the United Kingdom of Great Britain and Northern Ireland, the Federal Republic of Germany and the People’s Republic of China during the period from January 2012 through December 2012. BD, through its United States and international subsidiaries, exports vacuum plastic tubes for blood collection into Brazil and is cooperating with the investigation. The investigation is expected to be completed by November 2014, but could extend longer. During the course of the investigation (on a provisional

Notes to Consolidated Financial Statements — (Continued)

Becton, Dickinson and Company

basis) and upon completion of the investigation (on a final basis), the SECEX will issue a decision on whether grounds exist to apply anti-dumping measures (including, without limitation, the imposition of duties on such vacuum plastic tubes imported into Brazil). Once applied, anti-dumping measures will last for as long as the measures are deemed necessary, which, in most cases, is for five years. The Company does not expect that the outcome of the investigation will materially affect results of operations.

The Company believes that it has meritorious defenses to each of the above-mentioned suits pending against the Company and is engaged in a vigorous defense of each of these matters.

The Company is also involved both as a plaintiff and a defendant in other legal proceedings and claims that arise in the ordinary course of business.

On October 19, 2009, Gen-Probe Incorporated (“Gen-Probe”) filed a patent infringement action against BD in the U.S. District Court for the Southern District of California. The complaint alleges that the BD Viper™ and BD Viper™ XTR™ systems and BD ProbeTec™ specimen collection products infringe certain U.S. patents of Gen-Probe. On March 23, 2010, Gen-Probe filed a complaint, also in the U.S. District Court for the Southern District of California, alleging that the BD MaxTM instrument infringes Gen-Probe patents. The patents alleged to be infringed are a subset of the Gen-Probe patents asserted against the Company in the October 2009 suit. On June 8, 2010, the court consolidated these cases. On December 1, 2012, the Company entered into a settlement agreement with Gen-Probe, under which the Company is granted a license to make, use and sell products accused of infringing Gen-Probe patents in the action. The payments that the Company made to Gen-Probe under the settlement, which include a settlement payment, a licensing fee and ongoing royalties, are not material to the Company’s consolidated results of operations and consolidated cash flows. Following the settlement, the case was dismissed with prejudice.

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

The Medical segment produces a broad array of medical devices that are used in a wide range of healthcare settings. The principal product lines in the Medical segment include needles, syringes and intravenous catheters for medication delivery (including safety-engineered and auto-disable devices); prefilled IV flush syringes; syringes and pen needles for the self-injection of insulin and other drugs used in the treatment of diabetes; prefillable drug delivery systems provided to pharmaceutical companies and sold to end-users as drug/device combinations; regional anesthesia needles and trays; sharps disposal containers; closed-system transfer devices; and generic prefilled injectables.

The Diagnostics segment produces products for the safe collection and transport of diagnostics specimens, as well as instruments and reagent systems to detect a broad range of infectious diseases, healthcare-associated infections (“HAIs”) and cancers. The principal products and services in the Diagnostics segment include integrated systems for specimen collection; safety-engineered blood collection products and systems; automated blood culturing systems; molecular testing systems for infectious diseases and women’s health; microorganism identification and drug susceptibility systems; liquid-based cytology systems for cervical cancer screening; rapid diagnostic assays; microbiology laboratory automation; and plated media.

Notes to Consolidated Financial Statements — (Continued)

Becton, Dickinson and Company

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

Notes to Consolidated Financial Statements — (Continued)

Becton, Dickinson and Company

Distribution of products is primarily through independent distribution channels, and directly to end-users by BD and independent sales representatives. No customer accounted for 10% or more of revenues in any of the three years presented.

	2013		2012	2011
Revenues(A)
Medical	$4,306		$4,091	$4,007
Diagnostics	2,646		2,538	2,480
Biosciences	1,102		1,080	1,096

	$8,054		$7,708	$7,584

Segment Operating Income
Medical	$1,233		$1,162	$1,181
Diagnostics	638		653	636
Biosciences	269		262	278

Total Segment Operating Income	2,140		2,077	2,096
Unallocated Expenses(B)	(976	)(D)	(605)	(478)

Income From Continuing Operations Before Income Taxes	$1,165		$1,472	$1,618

Segment Assets
Medical	$4,582		$4,245	$3,928
Diagnostics	2,571		2,462	2,270
Biosciences	1,205		1,407	1,332

Total Segment Assets	8,357		8,114	7,530
Corporate and All Other(C)	3,792		3,247	2,900

	$12,149		$11,361	$10,430

Capital Expenditures
Medical	$354		$363	$367
Diagnostics	142		101	93
Biosciences	16		14	31
Corporate and All Other	9		10	18

	$522		$487	$509

Depreciation and Amortization
Medical	$259		$240	$248
Diagnostics	190		175	163
Biosciences	77		79	67
Corporate and All Other	19		18	16

	$546		$511	$494

(A)	Intersegment revenues are not material.

(B)	Includes primarily interest, net; foreign exchange; corporate expenses; and share-based compensation expense.

Notes to Consolidated Financial Statements — (Continued)

Becton, Dickinson and Company

(C)	Includes cash and investments and corporate assets.

(D)	Includes the $341 million charge associated with the unfavorable verdict returned in the antitrust and false advertising lawsuit filed against the Company by RTI as well as the $22 million charge associated with the pending litigation settlement related to indirect purchaser antitrust class action cases. Additional disclosures regarding these matters are provided in Note 5.

Revenues by Organizational Units	2013	2012	2011
BD Medical
Medical Surgical Systems	$2,196	$2,105	$2,082
Diabetes Care	969	911	866
Pharmaceutical Systems	1,142	1,074	1,059

	4,306	4,091	4,007

BD Diagnostics
Preanalytical Systems	1,352	1,301	1,278
Diagnostic Systems	1,294	1,237	1,203

	2,646	2,538	2,480

BD Biosciences	1,102	1,080	1,096

	$8,054	$7,708	$7,584

Geographic Information

The countries in which the Company has local revenue-generating operations have been combined into the following geographic areas: the United States (including Puerto Rico), Europe, Asia Pacific and Other, which is comprised of Latin America, Canada and Japan.

Revenues to unaffiliated customers are based upon the source of the product shipment. Long-lived assets, which include net property, plant and equipment, are based upon physical location.

	2013	2012	2011
Revenues
United States	$3,353	$3,288	$3,248
Europe	2,512	2,379	2,431
Asia Pacific	1,006	883	793
Other	1,183	1,159	1,113

	$8,054	$7,708	$7,584

Long-Lived Assets
United States	$3,251	$3,156	$3,140
Europe	1,667	1,559	1,461
Asia Pacific	442	397	300
Other	565	624	591
Corporate	350	303	270

	$6,276	$6,039	$5,762

Notes to Consolidated Financial Statements — (Continued)

Becton, Dickinson and Company

Note 7 — Share-Based Compensation

The Company grants share-based awards under the 2004 Employee and Director Equity-Based Compensation Plan (“2004 Plan”), which provides long-term incentive compensation to employees and directors consisting of: stock appreciation rights (“SARs”), stock options, performance-based restricted stock units, time-vested restricted stock units and other stock awards.

The amounts and location of compensation cost relating to share-based payments included in consolidated statements of income is as follows:

	2013	2012	2011
Cost of products sold	$20	$18	$14
Selling and administrative expense	66	59	50
Research and development expense	14	12	9

	$100	$89	$73

The associated income tax benefit recognized was $35 million, $32 million and $26 million in fiscal years 2013, 2012 and 2011, respectively. Share-based compensation attributable to discontinued operations was not material.

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

	2013	2012	2011
Risk-free interest rate	1.33%	1.67%	2.40%
Expected volatility	21.0%	22.0%	24.0%
Expected dividend yield	2.60%	2.50%	2.14%
Expected life	8.0 years	7.9 years	7.8 years
Fair value derived	$12.08	$12.61	$16.80

Expected volatility is based upon historical volatility for the Company’s common stock and other factors. The expected life of SARs granted is derived from the output of the lattice-based model, using assumed exercise rates based on historical exercise and termination patterns, and represents the period of time that SARs granted are expected to be outstanding. The risk-free interest rate used is based upon the published U.S. Treasury yield curve in effect at the time of grant for instruments with a similar life. The dividend yield is based upon the most recently declared quarterly dividend as of the grant date. The total intrinsic value of SARs exercised during 2013, 2012 and 2011 was $54 million, $4 million and $9 million, respectively. The Company issued 576 thousand shares during 2013 to satisfy the SARs exercised. The actual tax benefit realized during 2013, 2012 and 2011 for tax deductions from SAR exercises totaled $19 million, $3 million and $3 million, respectively. The total fair value of SARs vested during 2013, 2012 and 2011 was $30 million, $37 million and $32 million, respectively.

Notes to Consolidated Financial Statements — (Continued)

Becton, Dickinson and Company

A summary of SARs outstanding as of September 30, 2013 and changes during the year then ended is as follows:

	SARs (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance at October 1	9,782	$72.28
Granted	1,524	76.18
Exercised	(2,351)	69.82
Forfeited, canceled or expired	(361)	75.08

Balance at September 30	8,594	$73.52	6.37	$228

Vested and expected to vest at September 30	8,268	$73.46	6.30	$220

Exercisable at September 30	5,331	$72.51	5.26	$147

Stock Options

The Company has not granted stock options since 2005. All outstanding stock option grants are fully vested and have a ten-year term.

A summary of stock options outstanding as of September 30, 2013 and changes during the year then ended is as follows:

	Stock Options (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance at October 1	1,969	$44.06
Exercised	(1,507)	42.65
Forfeited, canceled or expired	(27)	30.87

Balance at September 30	435	$49.74	0.84	$22

Vested at September 30	435	$49.74	0.84	$22

Exercisable at September 30	435	$49.74	0.84	$22

Cash received from the exercising of stock options in 2013, 2012 and 2011 was $64 million, $52 million and $103 million, respectively. The actual tax benefit realized for tax deductions from stock option exercises totaled $21 million, $12 million and $46 million, respectively. The total intrinsic value of stock options exercised during the years 2013, 2012 and 2011 was $65 million, $58 million and $138 million, respectively.

Performance-Based Restricted Stock Units

Performance-based restricted stock units cliff vest three years after the date of grant. These units are tied to the Company’s performance against pre-established targets over a three-year performance period. The performance measures for fiscal years 2011 and 2012 were average growth rate of consolidated revenues and average annual return on invested capital while the performance measures in fiscal year 2013 were relative total shareholder return (measures the Company’s stock performance during the performance period against that of peer companies) and average annual return on invested capital. Under the Company’s long-term incentive

Notes to Consolidated Financial Statements — (Continued)

Becton, Dickinson and Company

program, the actual payout under these awards may vary from zero to 200% of an employee’s target payout, based on the Company’s actual performance over the three-year performance period. The fair value is based on the market price of the Company’s stock on the date of grant. Compensation cost initially recognized assumes that the target payout level will be achieved and is adjusted for subsequent changes in the expected outcome of performance-related conditions.

A summary of performance-based restricted stock units outstanding as of September 30, 2013 and changes during the year then ended is as follows:

	Stock Units (in thousands)	Weighted Average Grant Date Fair Value
Balance at October 1	2,185	$75.24
Granted	523	72.14
Distributed	—	—
Forfeited or canceled	(1,057)	75.41

Balance at September 30(A)	1,651	$74.15

Expected to vest at September 30(B)	573	$73.06

(A)	Based on 200% of target payout.

(B)	Net of expected forfeited units and units in excess of the expected performance payout of 91 thousand and 987 thousand shares, respectively.

The weighted average grant date fair value of performance-based restricted stock units granted during the years 2012 and 2011 was $72.12 and $76.64, respectively. The total fair value of performance-based restricted stock units vested during 2012 and 2011 was $7 million and $15 million, respectively. Based on the Company’s results during the performance period, compared with the established performance targets for payout, there was no payout of performance-based restricted stock units in fiscal year 2013. At September 30, 2013, the weighted average remaining vesting term of performance-based restricted stock units is ..99 years.

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

A summary of time-vested restricted stock units outstanding as of September 30, 2013 and changes during the year then ended is as follows:

	Stock Units (in thousands)	Weighted Average Grant Date Fair Value
Balance at October 1	2,390	$72.79
Granted	1,210	70.99
Distributed	(457)	73.85
Forfeited or canceled	(355)	72.97

Balance at September 30	2,787	$71.81

Expected to vest at September 30	2,509	$71.81

Notes to Consolidated Financial Statements — (Continued)

Becton, Dickinson and Company

The weighted average grant date fair value of time-vested restricted stock units granted during the years 2012 and 2011 was $72.27 and $76.97, respectively. The total fair value of time-vested restricted stock units vested during 2013, 2012 and 2011 was $52 million, $38 million and $36 million, respectively. At September 30, 2013, the weighted average remaining vesting term of the time-vested restricted stock units is 1.40 years.

The amount of unrecognized compensation expense for all non-vested share-based awards as of September 30, 2013, is approximately $101 million, which is expected to be recognized over a weighted-average remaining life of approximately 1.86 years. At September 30, 2013, 12,139 thousand shares were authorized for future grants under the 2004 Plan.

The Company has a policy of satisfying share-based payments through either open market purchases or shares held in treasury. At September 30, 2013, the Company has sufficient shares held in treasury to satisfy these payments in 2013.

Other Stock Plans

The Company has a Stock Award Plan, which allows for grants of common shares to certain key employees. Distribution of 25% or more of each award is deferred until after retirement or involuntary termination, upon which the deferred portion of the award is distributable in five equal annual installments. The balance of the award is distributable over five years from the grant date, subject to certain conditions. In February 2004, this plan was terminated with respect to future grants upon the adoption of the 2004 Plan. At September 30, 2013 and 2012, awards for 73 thousand and 89 thousand shares, respectively, were outstanding.

The Company has a Directors’ Deferral Plan, which provides a means to defer director compensation, from time to time, on a deferred stock or cash basis. As of September 30, 2013, 104 thousand shares were held in trust, of which 4 thousand shares represented Directors’ compensation in 2013, in accordance with the provisions of the plan. Under this plan, which is unfunded, directors have an unsecured contractual commitment from the Company.

The Company also has a Deferred Compensation Plan that allows certain highly-compensated employees, including executive officers, to defer salary, annual incentive awards and certain equity-based compensation. As of September 30, 2013, 401 thousand shares were issuable under this plan.

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

Effective January 1, 2013, all plan participants’ benefits in the U.S. defined benefit traditional pension plan, which provided benefits to participants based upon a final average pay formula, were converted to a defined benefit cash balance pension plan. Upon conversion, each individual plan participant received an opening balance equal to the actuarial equivalent of individual benefits accrued under the defined benefit traditional pension plan through December 31, 2012. Following conversion, a participant will subsequently accrue benefits under the cash balance plan through monthly pay credits based upon the plan participant’s age and length of service. Upon approval and communication of this benefit plan amendment to affected employees during the first quarter of fiscal year 2012, the Company remeasured its U.S. defined pension on November 30, 2011 and this interim remeasurement reduced the net pension cost for fiscal year 2012 by $40 million.

The Company’s November 30, 2011 benefit plan remeasurement was based upon a discount rate of 5.1%, compared with the discount rate of 4.9% used on the September 30, 2011 measurement date. The increase in the

Notes to Consolidated Financial Statements — (Continued)

Becton, Dickinson and Company

discount rate reduced total fiscal year 2012 net pension cost by $5 million and this change in the projected benefit obligation was recognized in Other comprehensive income (loss) as an actuarial gain. An increase in plan assets held as of November 30, 2011 compared with assets held as of September 30, 2011 also reduced total fiscal year 2012 net pension cost by $6 million. The change in the projected benefit obligation attributable to the plan amendment was recognized in Other comprehensive income (loss) as negative prior service cost and reduced fiscal year 2012 net pension cost by $29 million.

Net pension and other postretirement cost for the years ended September 30 included the following components:

	Pension Plans			Other Postretirement Benefits
	2013	2012	2011	2013	2012	2011
Service cost	$84	$75	$89	$6	$6	$6
Interest cost	87	91	93	10	13	13
Expected return on plan assets	(116)	(104)	(103)	—	—	—
Amortization of prior service credit	(13)	(11)	(1)	(1)	(1)	(1)
Amortization of loss	75	56	56	4	5	4
Curtailment/settlement loss	6	20	1	—	(1)	—

Net pension and postretirement cost	$123	$128	$134	$19	$21	$23

Net pension cost attributable to foreign plans included in the preceding table was $33 million, $31 million and $34 million in 2013, 2012 and 2011, respectively.

The settlement losses recorded in 2013 and 2012 included lump sum benefit payments associated with the Company’s U.S. supplemental pension plan. The Company recognizes pension settlements when payments from the supplemental plan exceed the sum of service and interest cost components of net periodic pension cost associated with this plan for the fiscal year. The settlement losses recorded in 2013 and 2012 also included settlements associated with certain foreign plans.

Notes to Consolidated Financial Statements — (Continued)

Becton, Dickinson and Company

The change in benefit obligation, change in fair value of plan assets, funded status and amounts recognized in the Consolidated Balance Sheets for these plans were as follows:

	Pension Plans		Other Postretirement Benefits
	2013	2012	2013	2012
Change in benefit obligation:
Beginning obligation	$2,308	$1,996	$267	$269
Service cost	84	75	6	6
Interest cost	87	91	10	13
Plan amendments	(23)	(124)	—	(5)
Benefits paid	(153)	(124)	(28)	(27)
Actuarial (gain) loss	(217)	439	(21)	5
Settlements	(13)	(45)	—	—
Other, includes translation	5	—	8	6

Benefit obligation at September 30	$2,076	$2,308	$243	$267

Change in fair value of plan assets:
Beginning fair value	$1,573	$1,353	$—	$—
Actual return on plan assets	200	223	—	—
Employer contribution	174	166	—	—
Benefits paid	(153)	(124)	—	—
Settlements	(13)	(45)	—	—
Other, includes translation	3	1	—	—

Plan assets at September 30	$1,785	$1,573	$—	$—

Funded Status at September 30:
Unfunded benefit obligation	$(292)	$(734)	$(243)	$(267)

Amounts recognized in the Consolidated Balance Sheets at September 30:
Other	$12	$—	$—	$—
Salaries, wages and related items	(6)	(6)	(18)	(18)
Long-term Employee Benefit Obligations	(299)	(728)	(225)	(250)

Net amount recognized	$(292)	$(734)	$(243)	$(267)

Amounts recognized in Accumulated other comprehensive (loss) income before income taxes at September 30:
Net transition asset	$—	$—	$—	$—
Prior service credit	133	122	9	10
Net actuarial loss	(774)	(1,153)	(46)	(71)

Net amount recognized	$(641)	$(1,030)	$(37)	$(61)

Foreign pension plan assets at fair value included in the preceding table were $549 million and $466 million at September 30, 2013 and 2012, respectively. The foreign pension plan projected benefit obligations were $658 million and $632 million at September 30, 2013 and 2012, respectively.

Notes to Consolidated Financial Statements — (Continued)

Becton, Dickinson and Company

Pension plans with accumulated benefit obligations in excess of plan assets and plans with projected benefit obligations in excess of plan assets consist of the following at September 30:

	Accumulated Benefit Obligation Exceeds the Fair Value of Plan Assets		Projected Benefit Obligation Exceeds the Fair Value of Plan Assets
	2013	2012	2013	2012
Projected benefit obligation	$1,551	$2,055	$1,855	$2,307
Accumulated benefit obligation	$1,525	$2,000
Fair value of plan assets	$1,285	$1,364	$1,551	$1,573

The estimated net actuarial loss and prior service credit for pension benefits that will be amortized from Accumulated other comprehensive (loss) income into net pension costs over the next fiscal year are expected to be $(48) million and $15 million, respectively. The estimated net actuarial loss and prior service credit for other postretirement benefits that will be amortized from Accumulated other comprehensive (loss) income into net other postretirement costs over the next fiscal year are expected to be $(2) million and $1 million, respectively.

The weighted average assumptions used in determining pension plan information were as follows:

	2013		2012		2011
Net Cost
Discount rate:
U.S. plans(A)	3.90%		4.90	%(B)	5.20%
Foreign plans	3.94		5.26		4.68
Expected return on plan assets:
U.S. plans	7.75		7.75		8.00
Foreign plans	5.68		6.06		6.31
Rate of compensation increase:
U.S. plans(A)	4.25		4.25		4.50
Foreign plans	3.28		3.61		3.56
Benefit Obligation
Discount rate:
U.S. plans	4.95	(C)	3.90	(A)	4.90	(A)
Foreign plans	3.87		3.94		5.26
Rate of compensation increase:
U.S. plans(A)	4.25		4.25		4.25
Foreign plans	2.46		3.28		3.61

(A)	Also used to determine other postretirement and postemployment benefit plan information.

(B)	On November 30, 2011, the Company remeasured its U.S. defined benefit pension plan based upon a 5.10% discount rate compared to the discount rate of 4.90% used on September 30, 2011. All other U.S. plans remained at 4.90%.

(C)	The discount rates used to determine other postretirement and postemployment benefit plan information were 4.40% and 4.00%, respectively.

At September 30, 2013 the assumed healthcare trend rates were 7.2% pre and post age 65, gradually decreasing to an ultimate rate of 5.0% beginning in 2024. At September 30, 2012 the assumed healthcare trend rates were 7.5% pre and post age 65, gradually decreasing to an ultimate rate of 5.0% beginning in 2024. A one percentage point increase in assumed healthcare cost trend rates in each year would increase the accumulated

Notes to Consolidated Financial Statements — (Continued)

Becton, Dickinson and Company

postretirement benefit obligation as of September 30, 2013 by $9 million and the aggregate of the service cost and interest cost components of 2013 annual expense by $1 million. A one percentage point decrease in the assumed healthcare cost trend rates in each year would decrease the accumulated postretirement benefit obligation as of September 30, 2013 by $8 million and the aggregate of the 2013 service cost and interest cost by $1 million.

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

Expected Funding

The Company’s funding policy for its defined benefit pension plans is to contribute amounts sufficient to meet legal funding requirements, plus any additional amounts that may be appropriate considering the funded status of the plans, tax consequences, the cash flow generated by the Company and other factors. While the Company does not anticipate any significant required contributions to its pension plans in 2014, the Company made a discretionary contribution of $40 million to its U.S. pension plan in October 2013.

Expected benefit payments are as follows:

	Pension Plans	Other Postretirement Benefits
2014	$134	$18
2015	142	18
2016	146	18
2017	150	18
2018	155	18
2019-2023	840	90

Expected receipts of the subsidy under the Medicare Prescription Drug Improvement and Modernization Act of 2003, which are not reflected in the expected other postretirement benefit payments included in the preceding table, will be approximately $1 million each year for fiscal years 2014 through 2023.

Investments

The Company’s primary objective is to achieve returns sufficient to meet future benefit obligations. It seeks to generate above market returns by investing in more volatile asset classes such as equities while at the same time controlling risk through diversification in non-correlated asset classes and through allocations to more stable asset classes like fixed income.

U.S. Plans

The Company’s U.S. pension plans comprise 69% of total benefit plan investments, based on September 30, 2013 market values. The target allocations implemented on August 1, 2013 are 35% fixed income, 34% diversifying investments and 31% equities, compared with target allocations applied earlier in fiscal year 2013 and in fiscal year 2012 of 65% equities and 35% fixed income. The asset allocations to diversifying investments include high-yield bonds, hedge funds, real estate, infrastructure, commodities, leveraged loans and emerging markets bonds. While the U.S. pension plan asset portfolio included primarily direct investments in securities on

Notes to Consolidated Financial Statements — (Continued)

Becton, Dickinson and Company

September 30, 2012, plan assets on September 30, 2013 were comprised primarily of investment funds. The revised target allocations implemented in fiscal year 2013 were established based on an analysis of projected benefit payments and estimates of long-term returns, volatilities and correlations for various asset classes.

The actual portfolio investment mix may, from time to time, deviate from the established target mix due to various factors such as normal market fluctuations, the reliance on estimates in connection with the determination of allocations and normal portfolio activity such as additions and withdrawals. Rebalancing of the asset portfolio on a quarterly basis is required to address any allocations that deviate from the established target allocations in excess of defined allowable ranges. The target allocations are subject to periodic review, including a review of the asset portfolio’s performance, by the named fiduciary of the plans. Any tactical deviations from the established asset mix require the approval of the named fiduciary.

The U.S. plans may enter into both exchange traded and non-exchange traded derivative transactions in order to manage interest rate exposure, volatility, term structure of interest rates, and sector and currency exposures within the fixed income portfolios. The Company has established minimum credit quality standards for counterparties in such transactions.

The following table provides the fair value measurements of U.S. plan assets, as well as the measurement techniques and inputs utilized to measure fair value of these assets, at September 30, 2013 and 2012. The categorization of fund investments is based upon the categorization of these funds’ underlying assets.

	Total U.S. Plan Asset Balances at September 30, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Fixed Income:
Mortgage and asset-backed securities	$174	$—	$174	$—
Corporate bonds	217	102	115	—
Government and agency-U.S.	142	97	46	—
Government and agency-Foreign	122	74	49	—
Equity securities	384	62	322	—
Cash and cash equivalents	3	3	—	—
Other	193	97	84	12

Fair value of plan assets	$1,235	$435	$788	$12

	Total U.S. Plan Asset Balances at September 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Fixed Income:
Mortgage and asset-backed securities	$137	$—	$137	$—
Corporate bonds	107	—	107	—
Government and agency-U.S.	75	57	17	—
Government and agency-Foreign	6	—	6	—
Other	9	—	9	—
Equity securities	724	640	85	—
Cash and cash equivalents	49	49	—	—

Fair value of plan assets	$1,107	$746	$361	$—

Notes to Consolidated Financial Statements — (Continued)

Becton, Dickinson and Company

Fixed Income Securities

U.S. pension plan assets categorized above as fixed income securities include fund investments comprised of mortgage-backed, corporate, government and agency and asset-backed instruments. Mortgage-backed securities consist of residential mortgage pass-through certificates. Investments in corporate bonds are diversified across industry and sector and consist of investment-grade, as well as high-yield debt instruments. U.S. government investments consist of obligations of the U.S. Treasury, other U.S. government agencies, state governments and local municipalities. Assets categorized as foreign government and agency debt securities included investments in developed and emerging markets. In fiscal year 2012, plan assets categorized as other fixed income securities included immaterial investments, such as derivatives.

The values of fixed income investments classified within Level 1 are based on the closing price reported on the major market on which the investments are traded. A portion of the fixed income instruments classified within Level 2 are valued based upon estimated prices from independent vendors’ pricing models and these prices are derived from market observable sources including: benchmark yields, reported trades, broker/dealer quotes, issuer spreads, benchmark securities, bids, offers and other market-related data. Values of other instruments classified within Level 2 are based on the corroborated net asset value provided by the fund administrator, which is based on the value of the underlying assets owned by the fund, less its liabilities and then divided by the number of fund units outstanding.

Equity Securities

U.S. pension plan assets categorized as equity securities consist of fund investments in publicly-traded U.S. and non-U.S. equity securities. In order to achieve appropriate diversification, these portfolios are invested across market sectors, investment styles, capitalization weights and geographic regions. The values of equity securities classified within Level 1 are based on the closing price reported on the major market on which the investments are traded. The values of equity security investments classified within Level 2 are based on the corroborated net asset value provided by the fund administrator.

Cash and Cash Equivalents

A portion of the U.S. plans’ assets consists of investments in cash and cash equivalents, primarily to accommodate liquidity requirements relating to trade settlement and benefit payment activity, and the values of these assets are based upon quoted market prices.

Other Securities

Other U.S. pension plan assets include fund investments comprised of underlying assets of real estate, infrastructure, commodities and hedge funds. The values of such instruments classified within Level 1 are based on the closing price reported on the major market on which the investments are traded. Investments classified within Level 2 are valued based on the net asset value provided by the fund administrator when such net asset value represents the price at which the pension plan assets could be redeemed at period end. Investments classified within Level 3 are valued based on the net asset value provided by the fund administrator when the pension plan assets could not be redeemed at period end (for example, if the assets are subject to a lock-up period).

Notes to Consolidated Financial Statements — (Continued)

Becton, Dickinson and Company

The U.S. pension plan assets did not include any assets measured using Level 3 inputs for the year ended September 30, 2012. The following table summarizes the changes, for the year ended September 30, 2013, in the fair value of U.S. pension assets measured using Level 3 inputs:

Other (Hedge Funds)
Balance at September 30, 2012	$—
Purchases, sales and settlements, net	12

Balance at September 30, 2013	$12

Foreign Plans

Foreign plan assets comprise 31% of the Company’s total benefit plan assets, based on market value at September 30, 2013. Such plans have local independent fiduciary committees, with responsibility for development and oversight of investment policy, including asset allocation decisions. In making such decisions, consideration is given to local regulations, investment practices and funding rules.

The following table provides the fair value measurements of foreign plan assets, as well as the measurement techniques and inputs utilized to measure fair value of these assets, at September 30, 2013 and 2012.

	Total Foreign Plan Asset Balances at September 30, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Fixed Income:
Corporate bonds	$46	$—	$46	$—
Government and agency-U.S.	3	3	—	—
Government and agency-Foreign	82	47	36	—
Equity securities	309	294	14	—
Cash and cash equivalents	17	17	—	—
Real estate	11	—	9	1
Insurance contracts	81	—	—	81

Fair value of plan assets	$549	$361	$105	$83

	Total Foreign Plan Asset Balances at September 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Fixed Income:
Corporate bonds	$37	$—	$37	$—
Government and agency-U.S.	3	3	—	—
Government and agency-Foreign	76	35	40	—
Equity securities	244	230	15	—
Cash and cash equivalents	17	17	—	—
Real estate	9	—	6	3
Insurance contracts	80	—	—	80

Fair value of plan assets	$466	$286	$98	$83

Notes to Consolidated Financial Statements — (Continued)

Becton, Dickinson and Company

Fixed Income Securities

Fixed income investments held by foreign pension plans include corporate, U.S. government and non-U.S. government securities. The values of fixed income securities classified within Level 1 are based on the closing price reported on the major market on which the investments are traded. Values of investments classified within Level 2 are based upon estimated prices from independent vendors’ pricing models and these prices are derived from market observable sources.

Equity Securities

Equity securities included in the foreign plan assets consist of publicly-traded U.S. and non-U.S. equity securities. The values of equity securities classified within Level 1 are based on the closing price reported on the major market on which the investments are traded. The values of equity security investments classified within Level 2 are based on the corroborated net asset value provided by the fund administrator.

Other Securities (Cash and Cash Equivalents, Real Estate and Insurance Contracts)

The foreign plans hold a portion of assets in cash and cash equivalents, in order to accommodate liquidity requirements and the values are based upon quoted market prices. Real estate investments consist of investments in funds holding an interest in real properties and the corresponding values represent the estimated fair value based on the fair value of the underlying investment value or cost, adjusted for any accumulated earnings or losses. The values of insurance contracts approximately represent cash surrender value.

The following table summarizes the changes, for the years ended September 30, 2013 and 2012, in the fair value of foreign pension assets measured using Level 3 inputs:

	Real Estate	Insurance Contracts	Total Assets
Balance at September 30, 2011	$11	$78	$89
Actual return on plan assets:
Relating to assets held at September 30, 2011	—	3	3
Purchases, sales and settlements, net	(2)	1	—
Transfers in (out) from other categories	(6)	—	(6)
Exchange rate changes	—	(3)	(3)

Balance at September 30, 2012	$3	$80	$83
Actual return on plan assets:
Relating to assets held at September 30, 2012	—	(1)	(1)
Purchases, sales and settlements, net	(2)	6	4
Transfers in (out) from other categories	—	(5)	(5)
Exchange rate changes	—	1	1

Balance at September 30, 2013	$1	$81	$83

Postemployment Benefits

The Company utilizes a service-based approach in accounting for most of its postemployment benefits. Under this approach, the costs of benefits are recognized over the eligible employees’ service period. The Company has elected to delay recognition of actuarial gains and losses that result from changes in assumptions.

Notes to Consolidated Financial Statements — (Continued)

Becton, Dickinson and Company

Postemployment benefit costs for the years ended September 30 included the following components:

	2013	2012	2011
Service cost	$22	$16	$13
Interest cost	6	6	5
Amortization of prior service credit	(2)	(2)	(2)
Amortization of loss	21	16	10

Net postemployment benefit cost	$47	$36	$27

The changes in benefit obligation for these postemployment benefits were as follows:

	Postemployment benefits
	2013	2012
Change in benefit obligation:
Beginning obligation	$163	$138
Service cost	22	16
Interest cost	6	6
Benefits paid	(29)	(52)
Actuarial loss	25	55

Benefit obligation at September 30	$186	$163

The postemployment benefit plan obligations as of September 30, 2013 and 2012 were unfunded. The amounts recognized in Accumulated other comprehensive (loss) income before income taxes for the net actuarial loss was $163 million and $158 million at September 30, 2013 and 2012, respectively. The estimated net actuarial loss that will be amortized from the Accumulated other comprehensive (loss) income into postemployment benefit cost over the next fiscal year is $19 million.

Savings Incentive Plan

The Company has a voluntary defined contribution plan (“Savings Incentive Plan”) covering eligible employees in the United States. The Company matches contributions for eligible employees to 75% of employees’ contributions, up to a maximum of 4.5% of each employee’s eligible compensation. The cost of the Savings Incentive Plan was $36 million in 2013, $36 million in 2012 and $37 million in 2011. The Company guarantees employees’ contributions to the fixed income fund of the Savings Incentive Plan, which consists of diversified money market instruments. The amount guaranteed was $246 million at September 30, 2013.

Note 9 — Acquisitions

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

The fair value of consideration transferred was $23 million, which included $14 million in cash, net of cash acquired, as well as $9 million in contingent consideration that will be paid based upon the achievement of certain revenue milestones. The fair value of the contingent consideration was estimated using a probability-weighted discounted cash flow model that was based upon the probabilities assigned to the contingent events.

Notes to Consolidated Financial Statements — (Continued)

Becton, Dickinson and Company

The acquisition was accounted for under the acquisition method of accounting for business combinations, and Cato’s results of operations were included in the Medical segment’s results from the acquisition date. Pro forma information is not provided as the acquisition did not have a material effect on the Company’s consolidated results. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date. These fair values are based upon the information available as of September 30, 2013 and may be adjusted should further information regarding events or circumstances existing at the acquisition date become available.

Developed technology	$9
Other intangibles	4
Other assets	1

Total identifiable assets acquired	14

Liabilities assumed	(2)

Net identifiable assets acquired	12
Goodwill	11

Net assets acquired	$23

The developed technology asset of $9 million represents Cato’s developed automated data sharing and creation system that is used in medication preparation and delivery. The technology’s fair value was determined based on the present value of projected cash flows utilizing an income approach which reflected a risk-adjusted discount rate of 14.5%. The technology will be amortized over an expected useful life of 15 years, the period over which the technology is expected to generate substantial cash flows.

The $11 million of goodwill was allocated to the Medical segment. Goodwill typically results through expected synergies from combining operations of an acquiree and an acquirer, as well as from intangible assets that do not qualify for separate recognition. The goodwill recognized as a result of this acquisition included, among other things, the Company’s ability to accelerate growth of the early-stage market for comprehensive pharmacy workflow solutions. Also, synergies are expected from complementing the Company’s existing safety-engineered products with Cato’s medication safety solution. No portion of this goodwill is currently expected to be deductible for tax purposes. The Company recognized $1 million of acquisition-related costs that were expensed in fiscal year 2013 and reported in the Consolidated Statements of Income as Selling and administrative expense.

Safety Syringes

On December 24, 2012, the Company acquired a 100% interest in Safety Syringes, Inc. (“Safety Syringes”), a privately held California-based company that specializes in the development of anti-needlestick devices for prefilled syringes. The intent of this acquisition was to broaden the Company’s existing healthcare worker safety offerings to include passive safety technologies.

The fair value of consideration transferred was $124 million, which included $124 million in cash, net of $1 million in cash acquired. The fair value of consideration transferred also included $0.4 million for the effective settlement of an intangible asset associated with a preexisting licensing arrangement the Company entered into with Safety Syringes in fiscal year 2005. The terms of the licensing arrangement were determined to represent fair value at the acquisition date, and as such, the Company did not record any gain or loss separately from the acquisition.

The acquisition was accounted for under the acquisition method of accounting for business combinations, and Safety Syringes’ results of operations were included in the Medical segment’s results from the acquisition date. Pro forma information is not provided as the acquisition did not have a material effect on the Company’s

Notes to Consolidated Financial Statements — (Continued)

Becton, Dickinson and Company

consolidated results. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date. These fair values are based upon the information available as of September 30, 2013 and may be adjusted should further information regarding events or circumstances existing at the acquisition date become available.

Developed technology	$69
Other intangibles	5
Property, plant and equipment, net	7
Trade receivables, net	7
Other	7

Total identifiable assets acquired	93

Liabilities assumed	(4)

Net identifiable assets acquired	90
Goodwill	34

Net assets acquired	$124

The developed technology asset of $69 million represents Safety Syringes’ developed anti-needlestick technology. The technology’s fair value was determined based on the present value of projected cash flows utilizing an income approach which reflected a risk-adjusted discount rate of 16%. The technology will be amortized over an expected useful life of 15 years, the period over which the technology is expected to generate substantial cash flows.

The $34 million of goodwill was allocated to the Medical segment. Goodwill typically results through expected synergies from combining operations of an acquiree and an acquirer, as well as from intangible assets that do not qualify for separate recognition. The goodwill recognized as a result of this acquisition included, among other things, the synergies expected from complementing the Company’s existing healthcare safety offerings with passive anti-needlestick technologies. Additionally, synergies are expected to result from expanding the market for the passive anti-needlestick offerings through the Company’s broader global sales organization and customer relationships. This goodwill is expected to be deductible for tax purposes. The Company recognized $2 million of acquisition-related costs that were expensed in fiscal year 2013 and reported in the Consolidated Statements of Income as Selling and administrative expense.

Sirigen

On August 24, 2012, the Company acquired a 100% interest in Sirigen Group Limited (“Sirigen”), a developer of unique polymer dyes that are used in flow cytometry. The fair value of consideration transferred was $64 million which consisted of $53 million in cash, net of $1 million in cash acquired, as well as $12 million in contingent consideration that will be paid based upon the achievement of certain development milestones. The fair value of the contingent consideration was estimated using a probability-weighted discounted cash flow model that was based upon the probabilities assigned to the contingent events. The intent of this acquisition was to complement the Company’s existing instrument platforms and reagent portfolio and allow the Company to differentiate its life science research reagent portfolio and add value for customers.

Notes to Consolidated Financial Statements — (Continued)

Becton, Dickinson and Company

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

Patent	$11
Developed technology	19
Acquired in-process research and development	12
Deferred tax assets	3
Other	1

Total identifiable assets acquired	45

Deferred tax liabilities	(14)
Other	(1)

Total liabilities assumed	(15)

Net identifiable assets acquired	30
Goodwill	34

Net assets acquired	$64

The patent asset of $11 million represented Sirigen’s enabling technology that underlies both developed technology and in-process research and development projects. The patent’s fair value was determined based on the present value of projected cash flows utilizing an income approach which reflected a risk-adjusted discount rate of 20%. The patent will be amortized over an expected useful life of 14 years. The developed technology asset of $19 million represented Sirigen’s developed polymer technology. The developed technology’s fair value was determined based on the present value of projected cash flows utilizing an income approach which reflected a risk-adjusted discount rate of 22%. The developed technology will be amortized over an expected useful life of 16 years, the period over which the developed technology is expected to generate substantial cash flows.

The acquired in-process research and development asset of $12 million represented development projects of additional polymer dyes. The probability of success associated with the projects, based upon the applicable technological and commercial risk, was assumed to be 80% or more, depending upon the project. The projects’ fair value was determined based on the present value of projected cash flows utilizing an income approach and a risk-adjusted discount rate of 24% to 26%, depending upon the project. During the fourth quarter of fiscal year 2013, one of the polymer dye projects was completed, and, as a result, the $8 million associated with this project was reclassified from Other Intangibles, Net to Core and Developed Technology, Net and is being amortized over its estimated useful life of 16 years. Substantially all of the cash flows expected to be generated from the technology will occur over this period.

The $34 million of goodwill was allocated to the Biosciences segment. Goodwill typically results through expected synergies from combining operations of an acquiree and an acquirer as well as from intangible assets that do not qualify for separate recognition. The goodwill recognized as a result of this acquisition included, among other things, the synergies expected from complementing the Company’s instrument and reagent portfolio with the capabilities of Sirigen’s advanced polymer technology. Additionally, synergies are expected to result from expanding the market for the polymer technology through the Company’s broader global sales organization and customer relationships. No portion of this goodwill will be deductible for tax purposes. The Company recognized $1 million of acquisition-related costs that were expensed in fiscal year 2012 and reported in the Consolidated Statements of Income as Selling and administrative expense.

KIESTRA

On February 9, 2012, the Company acquired a 100% interest in KIESTRA Lab Automation BV (“KIESTRA”), a Netherlands-based company that manufactures and sells innovative lab automation solutions for

Notes to Consolidated Financial Statements — (Continued)

Becton, Dickinson and Company

the microbiology lab. The fair value of consideration transferred was $58 million which consisted of $49 million in cash, net of $5 million in cash acquired, as well as $9 million in contingent consideration that will be paid based upon the achievement of certain development milestones and performance targets. A purchase price adjustment of approximately $2 million was recorded in fiscal year 2013 to reflect the seller’s payment of a post-closing adjustment to net working capital. The fair value of the contingent consideration was estimated using a probability-weighted discounted cash flow model that was based upon the probabilities assigned to the contingent events. The intent of this acquisition was to complement the Company’s existing portfolio of microbiology platforms, reagents and supplies and allow the Company to offer innovative full lab automation solutions to hospitals and laboratories worldwide.

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

Developed technology	$13
Acquired in-process research and development	7
Other intangibles	5
Property, plant and equipment	5
Other	10

Total identifiable assets acquired	40

Deferred tax liabilities	(6)
Other	(12)

Total liabilities assumed	(18)

Net identifiable assets acquired	22
Goodwill	35

Net assets acquired	$58

The developed technology asset of $13 million represented KIESTRA’s developed lab automation solutions. The technology’s fair value was determined based on the present value of projected cash flows utilizing an income approach which reflected a risk-adjusted discount rate of 14.5%. The technology will be amortized over an expected useful life of 10 years, the period over which the technology is expected to generate substantial cash flows.

The acquired in-process research and development asset of $7 million represented development projects of the existing lab automation technology for use in diagnostic applications. The probability of success associated with the projects, based upon the applicable technological and commercial risk, was assumed to be 100%. The projects’ fair value was determined based on the present value of projected cash flows utilizing an income approach and a risk-adjusted discount rate of 15.5%. The projects are expected to be completed in fiscal year 2014.

The $35 million of goodwill was allocated to the Diagnostics segment. Goodwill typically results through expected synergies from combining operations of an acquiree and an acquirer as well as from intangible assets that do not qualify for separate recognition. The goodwill recognized as a result of this acquisition included, among other things, the value of integrating the Company’s broad clinical microbiology portfolio through automation for maximum workflow efficiency. Synergies are expected to result from the alignment of KIESTRA’s automated instrumentation technologies with the Company’s existing portfolio of microbiology

Notes to Consolidated Financial Statements — (Continued)

Becton, Dickinson and Company

platforms, reagents and supplies. Additionally, synergies are expected to result from expanding the market for full lab automation solutions into new geographic regions through the Company’s broader global sales organization and customer relationships. No portion of this goodwill will be deductible for tax purposes. The Company recognized $2 million of acquisition-related costs that were expensed in fiscal year 2012 and reported in the Consolidated Statements of Income as Selling and administrative expense.

Carmel Pharma

During the fourth quarter of fiscal year 2011, the Company acquired 100% of the outstanding shares of Carmel Pharma, AB (“Carmel”), a Swedish company that manufactures the BD PhaSeal™ System, a closed-system drug transfer device for the safe handling of hazardous drugs that are packaged in vials. The fair value of consideration transferred totaled $287 million, net of $5 million in cash acquired. The intent of this acquisition was to expand the scope of its healthcare worker safety emphasis, especially in the area of parenteral medication delivery.

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

Product rights	$162
Customer relationships	4
Deferred tax assets	2
Other	32

Total identifiable assets acquired	200

Deferred tax liabilities	(45)
Other	(13)

Total liabilities assumed	(58)

Net identifiable assets acquired	142
Goodwill	145

Net assets acquired	$287

The $145 million of goodwill was allocated to the Medical segment. Goodwill typically results through expected synergies from combining operations of an acquiree and an acquirer as well as from intangible assets that do not qualify for separate recognition. The goodwill recognized as a result of this acquisition included, among other things, the value of expanding the Company’s market for healthcare worker safety products. Synergies are expected to result from the alignment of Carmel’s product offerings in the closed-system drug transfer device market segment with the Company’s existing healthcare worker safety focus, global customer reach, and operational structure. No portion of this goodwill will be deductible for tax purposes. The Company recognized $5 million of acquisition-related costs that were expensed in fiscal year 2011 and reported in the Consolidated Statements of Income as Selling and administrative expense.

Accuri

On March 17, 2011, the Company acquired 100% of the outstanding shares of Accuri Cytometers, Inc. (“Accuri”), a company that develops and manufactures personal flow cytometers for researchers. The fair value of consideration transferred totaled $205 million, net of $3 million in cash acquired.

Notes to Consolidated Financial Statements — (Continued)

Becton, Dickinson and Company

The intent of this acquisition was to expand its presence into the emerging affordable personal flow cytometer space. The acquisition was also intended to help expand the use of flow technology by researchers in developing regions where ease of use is critical, as well as by researchers in scientific disciplines that have not traditionally used flow cytometry, such as environmental studies.

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

Developed technology	$112
Acquired in-process research and development	42
Other intangibles	3
Deferred tax assets	11
Other	8

Total identifiable assets acquired	175

Deferred tax liabilities	(59)
Other	(5)

Total liabilities assumed	(64)

Net identifiable assets acquired	112
Goodwill	93

Net assets acquired	$205

The acquired in-process research and development asset of $42 million represented development of the personal flow cytometry technology that will enable its use in the clinical market. The fair value of this project was determined based on the present value of projected cash flows utilizing an income approach reflecting an appropriate risk-adjusted discount rate based on the applicable technological and commercial risk of the project. The launch of the personal flow cytometer for use in the clinical market is expected to occur in fiscal year 2015, subject to regulatory approvals.

The $93 million of goodwill was allocated to the Biosciences segment. The goodwill recognized as a result of this acquisition included, among other things, the value of broadening the Company’s potential market for flow cytometry technology. No portion of this goodwill will be deductible for tax purposes. The Company recognized $1 million of acquisition-related costs that were expensed in fiscal year 2011 and reported in the Consolidated Statements of Income as Selling and administrative expense.

Note 10 — Divestitures

On October 31, 2012, the Company completed the sale of its BD Biosciences — Discovery Labware unit, excluding its Advanced Bioprocessing platform, to Corning Incorporated. Gross cash proceeds from the sale were approximately $740 million, and the Company recognized a pre-tax gain on sale from this divestiture of $577 million. The after-tax gain recognized from this divestiture was $355 million. As a result of this divestiture, the Company derecognized $17 million of goodwill, allocated based upon the relative fair values of the disposed assets.

The Company agreed to perform some contract manufacturing and other transition services for a defined period after the sale; however, the Company will not have the ability to exert significant influence over the

Notes to Consolidated Financial Statements — (Continued)

Becton, Dickinson and Company

Discovery Labware disposal group after the sale, and cash flows associated with these activities are not expected to be material. The net cash flows from these activities are reported in the Consolidated Statements of Income as Other income (expense).

In connection with the sale of the Discovery Labware disposal group, the Company received an additional payment of approximately $16 million from the buyer in the third quarter of fiscal year 2013. In accordance with the terms of the Asset Purchase Agreement, the Company was entitled to receive this payment as reimbursement for additional tax costs to be incurred by the Company resulting from the joint election under Internal Revenue Code Section 338(h)(10) for the buyer to treat the acquisition as an asset purchase for federal tax purposes. The Company recorded the payment as additional proceeds from the sale and the resulting gain was recorded in discontinued operations in the third quarter of fiscal year 2013.

The results of operations associated with the Discovery Labware disposal group are reported as discontinued operations for all periods presented in the accompanying Consolidated Statements of Income and Cash Flows and related disclosures.

Results of discontinued operations were as follows:

	2013	2012	2011
Revenues	$20	$238	$248

Income from discontinued operations before income taxes	586	92	105
Less income tax provision	222	31	35

Income from discontinued operations, net	$364	$60	$70

Note 11 — Intangible Assets

Other intangible assets at September 30 consisted of:

	2013		2012
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets
Core and developed technology	$942	$401	$857	$345
Product rights	167	24	163	12
Patents, trademarks, and other	349	254	326	240

	$1,457	$679	$1,346	$597

Unamortized intangible assets
Acquired in-process research and development	$54		$61
Trademarks	2		3

	$56		$64

Intangible amortization expense was $83 million, $71 million and $54 million in 2013, 2012 and 2011, respectively. The estimated aggregate amortization expense for the fiscal years ending September 30, 2014 to 2018 are as follows: 2014 — $84 million; 2015 — $83 million; 2016 — $79 million; 2017 — $78 million; 2018 — $75 million.

Notes to Consolidated Financial Statements — (Continued)

Becton, Dickinson and Company

Note 12 — Derivative Instruments and Hedging Activities

The Company uses derivative instruments to mitigate certain exposures. The effects these derivative instruments and hedged items have on financial position, financial performance and cash flows are provided below.

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

The total notional amounts of the Company’s outstanding foreign exchange contracts as of September 30, 2013 and 2012 were $2.2 billion and $2.0 billion, respectively.

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

Changes in the fair value of the interest rate swaps designated as cash flow hedges (i.e., hedging the exposure to variability in expected future cash flows that is attributable to a particular risk) are offset by amounts recorded in Other comprehensive income (loss). If interest rate derivatives designated as cash flow hedges are terminated, the balance in Accumulated other comprehensive income (loss) attributable to those derivatives is reclassified into earnings over the remaining life of the hedged debt. The amount, related to terminated interest rate swaps, expected to be reclassified and recorded in Interest expense within the next 12 months is $5 million, net of tax.

The total notional amount of the Company’s outstanding interest rate swaps designated as fair value hedges was $200 million at September 30, 2012. The outstanding swap represented a fixed-to-floating rate swap agreement that was entered into to convert the interest payments on $200 million in 4.55% notes, due April 15, 2013, from the fixed rate to a floating interest rate based on LIBOR. This swap was terminated, concurrent with the maturity of the underlying notes, in April 2013. Additional information related to the repayment of the underlying notes is included in Note 14.

The Company had no outstanding interest rate swaps designated as cash flow hedges as of September 30, 2013 or as of September 30, 2012.

Notes to Consolidated Financial Statements — (Continued)

Becton, Dickinson and Company

Other Risk Exposures

The Company purchases resins, which are oil-based components used in the manufacture of certain products. Significant increases in world oil prices that lead to increases in resin purchase costs could impact future operating results. From time to time, the Company has managed price risks associated with these commodity purchases. In July 2012, the Company entered into cash-settled forward contracts to hedge approximately 16% of its expected global resin purchase volumes in fiscal year 2013. These contracts were designated as cash flow hedges, and the total notional amount of these contracts at September 30, 2012 was $23 million. The Company had no outstanding commodity derivative contracts designated as cash flow hedges as of September 30, 2013.

Effects on Consolidated Balance Sheets

The location and amounts of derivative instrument fair values in the consolidated balance sheet are segregated below between designated, qualifying hedging instruments and ones that are not designated for hedge accounting.

	September 30, 2013	September 30, 2012
Asset derivatives-designated for hedge accounting
Interest rate swap	$—	$2

Asset derivatives-undesignated for hedge accounting
Forward exchange contracts	$13	$17

Total asset derivatives(A)	$13	$20

Liability derivatives-designated for hedge accounting
Commodity forward contracts	$—	$2

Liability derivatives-undesignated for hedge accounting
Forward exchange contracts	$7	$17

Total liability derivatives(B)	$7	$18

(A)	All asset derivatives are included in Prepaid expenses, deferred taxes and other.

(B)	All liability derivatives are included in Accrued expenses.

Effects on Consolidated Statements of Income

Cash flow hedges

The location and amount of gains and losses on designated derivative instruments recognized in the consolidated statement of income for the years ended September 30, consisted of:

Derivatives Accounted for as Designated Cash Flow Hedging Relationships	Gain (Loss) Recognized in OCI on Derivatives, Net of Tax			Location of Gain (Loss) Reclassified from Accumulated OCI into Income	Gain (Loss) Reclassified from Accumulated OCI into Income, Net of Tax
	2013	2012	2011		2013	2012	2011
Interest rate swaps	—	1	(34)	Interest expense	(5)	(5)	(1)
Commodity forward contracts	2	(1)	—	Cost of products sold	1	—	—

Total	$2	$—	$(34)		$(4)	$(5)	$(1)

Notes to Consolidated Financial Statements — (Continued)

Becton, Dickinson and Company

In fiscal year 2011, a net unrealized loss of $34 million recorded in Other comprehensive income (loss) was attributable to interest rate swaps entered into during the fourth quarter of fiscal year 2011 to partially hedge interest rate risk associated with the anticipated issuance of $500 million of 5-year 1.75% notes and $1.0 billion of 10-year 3.125% notes in the first quarter of fiscal year 2012. These swaps were designated as hedges of the variability in interest payments attributable to changes in the benchmark interest rates against which the long-term debt was priced and they were terminated at a loss in November 2011, concurrent with the pricing of the notes. The unrealized losses on the interest rate swaps entered into during the fourth quarter of 2011 were partially offset by gains realized on interest rate swaps that were entered into in the first quarter of 2011 in anticipation of issuing $700 million of 10-year 3.25% notes and $300 million of 30-year 5.00% notes. These swaps were designated as hedges of the variability in interest payments attributable to changes in the benchmark interest rates against which the long-term debt was priced and they were terminated at a gain in November 2010, concurrent with the pricing of the notes. The realized gains and losses on the swaps terminated in both November 2011 and 2010 will be amortized over the lives of the notes with an offset to Interest expense. Additional disclosures regarding the issuance of debt in the first quarter of fiscal year 2012 are included in Note 14.

The Company’s designated derivative instruments are highly effective. As such, there were no gains or losses, related to hedge ineffectiveness or amounts excluded from hedge effectiveness testing, recognized immediately in income relative to these swaps for the years ended September 30, 2013, 2012 and 2011.

Fair value hedge

The location and amount of gains or losses on the hedged fixed rate debt attributable to changes in the market interest rates and the offsetting gain (loss) on the related interest rate swap for the years ended September 30 were as follows:

Income Statement Classification	Gain/(Loss) on Swap			Gain/(Loss) on Borrowings
	2013	2012	2011	2013	2012	2011
Other income (expense)(A)	$(2)	$(4)	$(3)	$2	$4	$3

(A)	Changes in the fair value of the interest rate swap offset changes in the fair value of the fixed rate debt due to changes in market interest rates. There was no hedge ineffectiveness relating to this interest rate swap.

Undesignated hedges

The location and amount of gains and losses recognized in income on derivatives not designated for hedge accounting for the years ended September 30 were as follows:

Derivatives Not Designated as For Hedge Accounting	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivative
		2013	2012	2011
Forward exchange contracts(B)	Other income (expense)	$(1)	$(7)	$(1)

(B)	The gains and losses on forward contracts and currency options utilized to hedge the intercompany transactional foreign exchange exposures are largely offset by gains and losses on the underlying hedged items in Other (expense) income.

Notes to Consolidated Financial Statements — (Continued)

Becton, Dickinson and Company

Note 13 — Financial Instruments and Fair Value Measurements

Recurring Fair Value Measurements

The fair values of financial instruments, including those not recognized on the statement of financial position at fair value, carried at September 30, 2013 and 2012 are classified in accordance with the fair value hierarchy in the tables below:

		Basis of Fair Value Measurement
	September 30, 2013 Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Institutional money market investments	$881	$881	$—	$—
Forward exchange contracts	13	—	13	—

Total Assets	$895	$881	$13	$—

Liabilities
Forward exchange contracts	$7	$—	$7	$—
Contingent consideration liabilities	23	—	—	23

Total Liabilities	$30	$—	$7	$23

		Basis of Fair Value Measurement
	September 30, 2012 Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Institutional money market investments	$1,066	$1,066	$—	$—
Forward exchange contracts	17	—	17	—
Interest rate swap	2	—	2	—

Total Assets	$1,085	$1,066	$20	$—

Liabilities
Forward exchange contracts	$17	$—	$17	$—
Commodity forward contracts	2	—	2	—
Contingent consideration liabilities	20	—	—	20

Total Liabilities	$38	$—	$18	$20

The Company’s institutional money market accounts permit daily redemption and the fair values of these investments are based upon the quoted prices in active markets provided by the holding financial institutions. The Company’s remaining cash equivalents totaled $1.009 billion and $606 million at September 30, 2013 and 2012, respectively. Short-term investments are held to their maturities and are carried at cost, which

Notes to Consolidated Financial Statements — (Continued)

Becton, Dickinson and Company

approximates fair value. The cash equivalents consist of liquid investments with a maturity of three months or less and the short-term investments consist of instruments with maturities greater than three months and less than one year.

The Company measures the fair value of forward exchange contracts and currency options using an income approach with significant observable inputs, specifically spot currency rates, market designated forward currency prices and a discount rate. The fair value of interest rate swaps are provided by the financial institutions that are counterparties to these arrangements.

Long-term debt is recorded at amortized cost. The fair value of long-term debt is measured based upon quoted prices in active markets for similar instruments, which are considered Level 2 inputs in the fair value hierarchy. The fair value of long-term debt was $4.0 billion and $4.3 billion at September 30, 2013 and 2012, respectively. The fair value of $200 million of 4.55% notes due on April 15, 2013 that were repaid during the third quarter of fiscal year 2013 was $206 million at September 30, 2012.

The contingent consideration liabilities were recognized as part of the consideration transferred in the Company’s acquisitions of the following: KIESTRA, which occurred in the second quarter of fiscal year 2012; Sirigen, which occurred in the fourth quarter of fiscal year 2012; and Cato, which occurred in the second quarter of fiscal year 2013. The fair values of the contingent consideration liabilities were estimated using probability-weighted discounted cash flow models that were based upon the probabilities assigned to the contingent events. The estimated fair values of the contingent consideration liabilities are remeasured at each reporting period based upon increases or decreases in the probability of the contingent payments. The net fiscal year 2013 activity relating to the contingent consideration liabilities was immaterial. Additional disclosures regarding the contingent consideration liabilities are included in Note 9.

The Company’s policy is to recognize any transfers into fair value measurement hierarchy levels and transfers out of levels at the beginning of each reporting period. There were no transfers in and out of Level 1, Level 2 or Level 3 measurements for the years ending September 30, 2013 and 2012.

Nonrecurring Fair Value Measurements

In fiscal year 2011, the Company recorded an impairment charge of $9 million, which was recorded to Research and development expense, resulting from its discontinuance of a research program within the Diagnostic Systems unit. Based upon an assessment using significant unobservable inputs and the lack of alternative uses for these assets, the assets were determined to have no fair value.

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

Accounts receivable balances include sales to government-owned or government-supported healthcare facilities in several countries, which are subject to delays. Payment is dependent upon the financial stability and creditworthiness of those countries’ national economies. Deteriorated credit and economic conditions in parts of Western Europe, particularly in Italy and Spain, may continue to increase the average length of time it takes the

Notes to Consolidated Financial Statements — (Continued)

Becton, Dickinson and Company

Company to collect its accounts receivable in certain regions within these countries. Outstanding governmental receivable balances, net of reserves, in Italy and Spain at September 30, 2013 were $73 million and $61 million, respectively. Outstanding governmental receivable balances, net of reserves, in Italy and Spain at September 30, 2012 were $71 million and $43 million, respectively.

The Company continually evaluates all governmental receivables for potential collection risks associated with the availability of government funding and reimbursement practices. The Company believes the current reserves related to all governmental receivables are adequate and that this concentration of credit risk will not have a material adverse impact on its financial position or liquidity.

Note 14 — Debt

Short-term debt at September 30 consisted of:

	2013	2012
Loans Payable
Domestic	$200	$200
Foreign	7	3
Current portion of long-term debt	—	202

	$207	$405

In the third quarter of fiscal year 2013, the Company repaid $200 million of 4.55% notes due on April 15, 2013.

Domestic loans payable consist of commercial paper. Foreign loans payable consist of short-term borrowings from financial institutions. The weighted average interest rates for short-term debt were 0.51% and 1.35% at September 30, 2013 and 2012, respectively. The Company has available a $1 billion syndicated credit facility with an expiration date of May 2017. This credit facility provides backup support for the commercial paper program and can also be used for other general corporate purposes. The credit facility includes a provision that enables the Company, subject to additional commitments made by the lenders, to access up to an additional $500 million in financing through the facility, for a maximum aggregate commitment of $1.5 billion. The credit facility also includes a restrictive covenant that requires a minimum interest coverage ratio, with which the Company was in compliance at September 30, 2013. There were no borrowings outstanding under the facility at September 30, 2013. In addition, the Company had short-term foreign lines of credit pursuant to informal arrangements of approximately $176 million at September 30, 2013, almost all of which was unused.

On November 3, 2011, the Company issued $500 million of 5-year 1.75% notes and $1 billion of 10-year 3.125% notes. The net proceeds from these issuances were used for general corporate purposes, which included funding for working capital, capital expenditures, repurchases of the Company’s common stock and acquisitions.

Notes to Consolidated Financial Statements — (Continued)

Becton, Dickinson and Company

Long-Term Debt at September 30 consisted of:

	2013	2012
1.75% Notes due November 8, 2016	498	497
4.90% Notes due April 15, 2018	203	204
5.00% Notes due May 15, 2019	496	495
3.25% Notes due November 12, 2020	696	696
3.125% Notes due November 8, 2021	993	992
7.00% Debentures due August 1, 2027	168	168
6.70% Debentures due August 1, 2028	167	167
6.00% Notes due May 15, 2039	246	245
5.00% Notes due November 12, 2040	296	296

	$3,763	$3,761

The aggregate annual maturities of long-term debt during the fiscal years ending September 30, 2014 to 2018 are as follows: 2014 — $0; 2015 — $0; 2016 — $0; 2017 — $500 million; 2018 — $200 million.

The Company capitalizes interest costs as a component of the cost of construction in progress. A summary of interest costs and payments for the years ended September 30 is as follows:

	2013	2012	2011
Charged to operations	$138	$135	$84
Capitalized	33	34	38

Total interest costs	$171	$169	$122

Interest paid, net of amounts capitalized	$143	$119	$68

Note 15 — Income Taxes

The provision for income taxes from continuing operations for the years ended September 30 consisted of:

	2013	2012	2011
Current:
Federal	$206	$164	$168
State and local, including Puerto Rico	(1)	10	21
Foreign	179	241	211

	$384	$415	$400

Deferred:
Domestic	$(152)	$(29)	$(15)
Foreign	3	(23)	32

	(149)	(52)	17

	$236	$363	$417

Notes to Consolidated Financial Statements — (Continued)

Becton, Dickinson and Company

The components of Income From Continuing Operations Before Income Taxes for the years ended September 30 consisted of:

	2013	2012	2011
Domestic, including Puerto Rico	$288	$605	$843
Foreign	877	868	775

	$1,165	$1,472	$1,618

Deferred tax assets and liabilities are netted on the balance sheet by separate tax jurisdictions. At September 30, 2013 and 2012, net current deferred tax assets of $343 million and $178 million, respectively, were included in Prepaid expenses, deferred taxes and other. Net non-current deferred tax assets of $73 million and $127 million, respectively, were included in Other Assets. Net current deferred tax liabilities of $8 million and $4 million, respectively, were included in Current Liabilities — Income taxes. Net non-current deferred tax liabilities of $203 million and $72 million, respectively, were included in Deferred Income Taxes and Other. Deferred taxes are not provided on undistributed earnings of foreign subsidiaries that are indefinitely reinvested. At September 30, 2013, the cumulative amount of such undistributed earnings indefinitely reinvested outside the United States was $4.4 billion. Determining the tax liability that would arise if these earnings were remitted is not practicable. Deferred taxes are provided for earnings outside the United States when those earnings are not considered indefinitely reinvested.

The table below summarizes the gross amounts of unrecognized tax benefits without regard to reduction in tax liabilities or additions to deferred tax assets and liabilities if such unrecognized tax benefits were settled. The Company expects no significant increases or decreases in the amount of the unrecognized tax benefits to occur within the next twelve months.

	2013	2012	2011
Balance at October 1	$143	$126	$82
Increase due to current year tax positions	64	37	38
Increase due to prior year tax positions	25	2	11
Decreases due to prior year tax positions	(12)	(3)	(2)
Decrease due to settlements and lapse of statute of limitations	(87)	(19)	(3)

Balance at September 30	$134	$143	$126

The total amount of unrecognized tax benefits, if recognized, would favorably impact the effective tax rate. Accrued interest and penalties of $8 million, $10 million and $9 million at September 30, 2013, 2012 and 2011, respectively, are not included in the table above. During the fiscal years ended September 30, 2013, 2012 and 2011, the Company reported interest and penalties associated with unrecognized tax benefits of $2 million, $1 million and $1 million on the Consolidated Statements of Income as a component of Income tax provision.

The Company conducts business and files tax returns in numerous countries and currently has tax audits in progress in a number of tax jurisdictions. The IRS has completed its audit for the tax years through 2011. For the Company’s other major tax jurisdictions where it conducts business, the Company’s tax years are generally open after 2007.

Notes to Consolidated Financial Statements — (Continued)

Becton, Dickinson and Company

Deferred income taxes at September 30 consisted of:

	2013		2012
	Assets	Liabilities	Assets	Liabilities
Compensation and benefits	$478	$—	$606	$—
Property and equipment	—	468	—	446
Loss and credit carryforwards	308	—	181	—
Other	399	229	266	219

	1,185	697	1,053	665
Valuation allowance	(284)	—	(159)	—

	$901	$697	$894	$665

Generally, deferred tax assets have been established as a result of net operating losses and credit carryforwards with expiration dates from 2014 to an unlimited expiration date. Valuation allowances have been established as a result of an evaluation of the uncertainty associated with the realization of certain deferred tax assets on these losses and credit carryforwards. The change in the valuation allowance for 2013 is primarily the result of foreign losses due to the Company’s global re-organization of its foreign entities and these generally have no expiration date. Valuation allowances are also maintained with respect to deferred tax assets for certain federal and state carryforwards that may not be realized and that principally expire between 2014 and 2018.

A reconciliation of the federal statutory tax rate to the Company’s effective tax rate was as follows:

	2013	2012	2011
Federal statutory tax rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal tax benefit	(1.2)	0.2	1.2
Effect of foreign and Puerto Rico earnings and foreign tax credits	(9.7)	(8.2)	(7.5)
Effect of Research Credits and Domestic Production Activities,	(3.8)	(1.7)	(2.7)
Other, net	(0.1)	(0.7)	(0.2)

	20.2%	24.6%	25.8%

The approximate amounts of tax reductions related to tax holidays in various countries in which the Company does business were $95 million, $83 million and $60 million, in 2013, 2012 and 2011, respectively. The tax holidays expire at various dates through 2026.

The Company made income tax payments, net of refunds, of $454 million in 2013, $218 million in 2012 and $512 million in 2011.

Note 16 — Supplemental Financial Information

Other Income (Expense), Net

Other income (expense), net in 2013 was $9 million, which included net cash flows of $11 million from contract manufacturing and other transition services relating to the Company’s sale of Discovery Labware in the first quarter of fiscal year 2013. Additional disclosures regarding this divestiture are included in Note 10. Other income (expense), net in 2013 also included equity investment net income and proceeds from investments of $5 million, income from license and other agreements of $3 million as well as gains recognized on the sale of assets of $1 million. These amounts were partially offset by foreign exchange losses (inclusive of hedging costs) of $(10) million.

Other income (expense), net in 2012 was $(1) million, which primarily included equity investment net income and proceeds from investments of $12 million as well as income from license and other agreements of $5

Notes to Consolidated Financial Statements — (Continued)

Becton, Dickinson and Company

million. These amounts were partially offset by foreign exchange losses (inclusive of hedging costs) of $(19) million.

Other income (expense), net in 2011 was $(7) million, which primarily included gains recognized on the sale of assets of $2 million, equity investment net income of $3 million and income from license and other agreements of $4 million, partially offset by foreign exchange losses (inclusive of hedging costs) of $(13) million and the write-down of investments of $(3) million.

Trade Receivables, Net

Allowances for doubtful accounts and cash discounts netted against trade receivables were $50 million and $45 million at September 30, 2013 and 2012, respectively. The amounts recognized in 2013, 2012 and 2011 relating to these valuation accounts are provided in the following table:

	Allowance for Doubtful Accounts		Allowance for Cash Discounts	Total
Balance at September 30, 2010	$40		$6	$46
Additions charged to costs and expenses	13		26	39
Deductions and other	(17	)(A)	(24)	(42)

Balance at September 30, 2011	$36		$8	$43
Additions charged to costs and expenses	6		39	45
Deductions and other	(6	)(A)	(37)	(44)

Balance at September 30, 2012	$36		$9	$45
Additions charged to costs and expenses	9		40	49
Deductions and other	(3	)(A)	(41)	(44)

Balance at September 30, 2013	$41		$9	$50

(A)	Accounts written off.

Inventories

Inventories at September 30 consisted of:

	2013	2012
Materials	$226	$201
Work in process	258	247
Finished products	918	793

	$1,402	$1,241

Notes to Consolidated Financial Statements — (Continued)

Becton, Dickinson and Company

Property, Plant and Equipment, Net

Property, Plant and Equipment, Net at September 30 consisted of:

	2013	2012
Land	$97	$102
Buildings	2,286	2,194
Machinery, equipment and fixtures	4,970	4,669
Leasehold improvements	85	80

	7,437	7,046
Less accumulated depreciation and amortization	3,961	3,742

	$3,476	$3,304

Becton, Dickinson and Company

SUPPLEMENTARY DATA (UNAUDITED)

Millions of dollars, except per share amounts	2013
	1st	2nd	3rd	4th	Year
Revenues	$1,900	$2,000	$2,053	$2,101	$8,054
Gross Profit	1,006	1,018	1,060	1,086	4,171
Income from Continuing Operations	270	276	292	91	929
Net Income	625	276	302	91	1,293
Earnings per Share:
Income from Continuing Operations	1.38	1.42	1.50	0.47	4.76
Income from Discontinued Operations	1.81	—	0.05	—	1.86
Basic Earnings per Share	3.18	1.42	1.55	0.46	6.63
Income from Continuing Operations	1.35	1.39	1.47	0.46	4.67
Income from Discontinued Operations	1.78	—	0.05	—	1.83
Diluted Earnings per Share	3.13	1.39	1.52	0.46	6.49

	2012
	1st	2nd	3rd	4th	Year
Revenues	$1,832	$1,929	$1,981	$1,967	$7,708
Gross Profit	931	988	1,033	1,001	3,953
Income from Continuing Operations	249	275	312	274	1,110
Net Income	263	291	327	289	1,170
Earnings per Share:
Income from Continuing Operations	1.16	1.33	1.54	1.38	5.40
Income from Discontinued Operations	0.07	0.08	0.08	0.07	0.29
Basic Earnings per Share	1.23	1.41	1.62	1.45	5.69
Income from Continuing Operations	1.14	1.31	1.52	1.35	5.30
Income from Discontinued Operations	0.07	0.08	0.07	0.07	0.29
Diluted Earnings per Share	1.21	1.39	1.59	1.43	5.59

Certain quarterly amounts may not add to the year-to-date totals due to rounding. Earnings per share amounts are calculated from the underlying whole-dollar amounts.

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.    Controls and Procedures.

An evaluation was conducted by BD’s management, with the participation of BD’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of BD’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of September 30, 2013. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were, as of the end of the period covered by this report, effective and designed to ensure that material information relating to BD and its consolidated subsidiaries would be made known to them by others within these entities. There were no changes in BD’s internal control over financial reporting during the fiscal quarter ended September 30, 2013 identified in connection with the above-referenced evaluations that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting and the Report of Independent Registered Public Accounting Firm are contained in Item 8, Financial Statements and Supplementary Data, and are incorporated herein by reference.

Item 9B.    Other Information.

As previously reported, Suketu Upadhyay resigned as the Vice President – Finance and principal accounting officer of BD, effective September 20, 2013. On November 25, 2013, BD and Mr. Upadhyay entered into an agreement pursuant to which Mr. Upadhyay will receive a cash payment of $214,000 in recognition for his services to BD during fiscal year 2013, including his service as Acting Chief Financial Officer, and Mr. Upadhyay has provided certain releases and covenants to BD.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

The information relating to directors and the Audit Committee of the BD Board of Directors required by this item will be contained under the captions “Proposal 1. Election of Directors” and “Board of Directors — Committee Membership and Function — Audit Committee” in a definitive proxy statement involving the election of directors, which the registrant will file with the SEC not later than 120 days after September 30, 2013 (the “2014 Proxy Statement”), and such information is incorporated herein by reference.

The information relating to executive officers required by this item is included herein in Part I under the caption “Executive Officers of the Registrant.”

Certain other information required by this item will be contained under the captions “Ownership of BD Common Stock — Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance — Code of Conduct” in BD’s 2014 Proxy Statement, and such information is incorporated herein by reference.

Item 11.    Executive Compensation.

The information required by this item will be contained under the captions “Board of Directors — Non-Management Directors’ Compensation,” “Compensation Discussion and Analysis,” “Report of the Compensation and Benefits Committee,” and “Compensation of Named Executive Officers” in BD’s 2014 Proxy Statement, and such information is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item will be contained under the caption “Ownership of BD Common Stock” in BD’s 2014 Proxy Statement, and such information is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

The information required by this item will be contained under the caption “Corporate Governance — Director Independence; Policy Regarding Related Person Transactions” in BD’s 2014 Proxy Statement, and such information is incorporated herein by reference.

Item 14.    Principal Accounting Fees and Services.

The information required by this item will be contained under the caption “Proposal 2. Ratification of Selection of Independent Registered Public Accounting Firm” in BD’s 2014 Proxy Statement, and such information is incorporated herein by reference.

PART IV

Item 15.    Exhibits, Financial Statement Schedules.

(a)(1)	Financial Statements

The following consolidated financial statements of BD are included in Item 8 of this report:

•	Reports of Independent Registered Public Accounting Firm

•	Consolidated Statements of Income — Years ended September 30, 2013, 2012 and 2011

•	Consolidated Statements of Comprehensive Income — Years ended September 30, 2013, 2012 and 2011

•	Consolidated Balance Sheets — September 30, 2013 and 2012

•	Consolidated Statements of Cash Flows — Years ended September 30, 2013, 2012 and 2011

•	Notes to Consolidated Financial Statements

(2)	Financial Statement Schedules

See Note 16 to the Consolidated Financial Statements included in Item 8, Financial Statements and Supplementary Data.

(3)	Exhibits

See the Exhibit Index beginning on page 91 hereof for a list of all management contracts, compensatory plans and arrangements required by this item (Exhibit Nos. 10(a)(i) through 10(o)), and all other Exhibits filed or incorporated by reference as a part of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BECTON, DICKINSON AND COMPANY

By:	/s/ GARY DEFAZIO
Gary DeFazio Vice President and Corporate Secretary

Dated: November 27, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on the 27th day of November, 2013 by the following persons on behalf of the registrant and in the capacities indicated.

Name	Capacity

/s/ VINCENT A. FORLENZA Vincent A. Forlenza	Chairman, Chief Executive Officer and President (Principal Executive Officer)

/s/ CHRISTOPHER R. REIDY Christopher R. Reidy	Chief Financial Officer and Executive Vice President of Administration (Principal Financial Officer and Principal Accounting Officer)

Basil L. Anderson*	Director

Henry P. Becton, Jr.*	Director

Catherine M. Burzik*	Director

Edward F. DeGraan*	Director

Claire M. Fraser*	Director

Christopher Jones*	Director

Marshall O. Larsen*	Director

Adel A.F. Mahmoud*	Director

Gary A. Mecklenburg*	Director

Name	Capacity

James F. Orr*	Director

Willard J. Overlock, Jr.*	Director

Rebecca W. Rimel*	Director

Bertram L. Scott*	Director

Alfred Sommer*	Director

*By:	/s/ GARY DEFAZIO
Gary DeFazio Attorney-in-fact

EXHIBIT INDEX

Exhibit Number	Description	Method of Filing
3(a)(i)	Restated Certificate of Incorporation, dated as of January 29, 2013	Incorporated by reference to Exhibit 3(a) to the registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2013
3(b)	By-Laws, as amended and restated as of July 23, 2013	Incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K dated July 25, 2013
4(d)	Indenture, dated as of March 1, 1997, between the registrant and The Bank of New York Mellon Trust Company, N.A. (as successor to JPMorgan Chase Bank)	Incorporated by reference to Exhibit 4(a) to Form 8-K filed by the registrant on July 31, 1997
The registrant hereby agrees to furnish to the Commission upon request a copy of any other instruments which define the rights of holders of long-term debt of the registrant.
10(a)(i)	Form of Employment Agreement with executive officers relating to employment following a change of control of the registrant (with tax reimbursement provisions)	Incorporated by reference to Exhibit 10(a) to the registrant’s Quarterly Report on Form 10-Q for the period ended December 31, 2008
10(a)(ii)	Form of Employment Agreement with executive officers relating to employment following a change of control of the registrant (without tax reimbursement provisions)	Filed with this report
10(b)	Stock Award Plan, as amended and restated as of January 31, 2006	Incorporated by reference to Exhibit 10(a) to the registrant’s Quarterly Report on Form 10-Q for the period ended December 31, 2005
10(c)	Performance Incentive Plan, as amended and restated September 23, 2008	Incorporated by reference to Exhibit 10(c) to the registrant’s Current Report on Form 8-K dated September 26, 2008
10(d)(i)	Deferred Compensation and Retirement Benefit Restoration Plan, as amended and restated as of July 23, 2013	Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K dated July 25, 2013
10(d)(ii)	1996 Directors’ Deferral Plan, as amended and restated as of October 1, 2009	Incorporated by reference to Exhibit 10(d)(ii) to the registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2009
10(e)(i)	1995 Stock Option Plan, as amended and restated January 27, 1998	Incorporated by reference to Exhibit 10(k) to the registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 1998
10(e)(ii)	Amendments dated as of April 24, 2000 to the 1995 Stock Option Plan, as amended and restated January 27, 1998	Incorporated by reference to Exhibit 10(k) to the registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2000
10(f)	Australian, French and Spanish addenda to the Becton, Dickinson and Company Stock Option Plans	Incorporated by reference to Exhibit 10(m) to the registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 1998
10(g)	Indian addendum to the Becton, Dickinson and Company Stock Option Plans	Incorporated by reference to Exhibit 10(n) to registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 1999
10(h)	China and Japan addenda to Becton, Dickinson and Company Stock Option Plans	Incorporated by reference to Exhibit 10(n)(i) to registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2002
10(i)	2002 Stock Option Plan	Incorporated by reference to Appendix A to the registrant’s Proxy Statement dated January 3, 2002

Exhibit Number	Description	Method of Filing
10(j)	Amended and Restated Aircraft Time Sharing Agreement between Becton, Dickinson and Company and Vincent A. Forlenza dated as of March 21, 2012	Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K dated March 27, 2012
10(k)	Amended and Restated Five-Year Credit Agreement, dated as of May 18, 2012 among the registrant and the banks named therein	Incorporated by reference to Exhibit 10 to the registrant’s Current Report on Form 8-K dated May 24, 2012
10(l)(i)	2004 Employee and Director Equity-Based Compensation Plan, as amended and restated as of January 29, 2013	Incorporated by reference to Exhibit 10 to the registrant’s Current Report on Form 8-K dated January 30, 2013
10(l)(ii)	Terms of Awards under 2004 Employee and Director Equity-Based Compensation Plan	Incorporated by reference to Exhibit 10(m)(ii) to the registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2012
10(m)	Retiree medical agreement between Becton, Dickinson and Company and Jeffrey S. Sherman	Incorporated by reference to Exhibit 10(n) to the registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2012
10(n)	Memorandum regarding Gary M. Cohen’s service to MDG Health Alliance	Incorporated by reference to Exhibit 10 to the registrant’s Quarterly Report on Form 10-Q for the period ended December 31, 2012
10(o)	Agreement between Becton, Dickinson and Company and Suketu Upadhyay, effective November 25, 2013	Filed with this report
21	Subsidiaries of the registrant	Filed with this report
23	Consent of independent registered public accounting firm	Filed with this report
24	Power of Attorney	Filed with this report
31	Certifications of Chief Executive Officer and Chief Financial Officer, pursuant to SEC Rule 13(a)-14(a)	Filed with this report
32	Certifications of Chief Executive Officer and Chief Financial Officer, pursuant to Section 1350 of Chapter 63 of Title 18 of the U.S. Code	Filed with this report
101	The following materials from this report, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.

Copies of any Exhibits not accompanying this Form 10-K are available at a charge of 10 cents per page by contacting: Investor Relations, Becton, Dickinson and Company, 1 Becton Drive, Franklin Lakes, New Jersey 07417-1880, Phone: 1-800-284-6845.