Form 10-Q
period 2013-12-31
BECTON DICKINSON & CO
filed 2014-02-10
CIK 10795

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2013

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Shares Outstanding as of December 31, 2013
Common stock, par value $1.00	193,021,175

BECTON, DICKINSON AND COMPANY

FORM 10-Q

For the quarterly period ended December 31, 2013

ITEM 1. FINANCIAL STATEMENTS

BECTON, DICKINSON AND COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

Millions of dollars

Assets	December 31, 2013	September 30, 2013
	(Unaudited)
Current Assets:
Cash and equivalents	$1,679	$1,890
Short-term investments	834	718
Trade receivables, net	1,113	1,240
Inventories:
Materials	229	226
Work in process	272	258
Finished products	966	918

	1,467	1,402
Prepaid expenses, deferred taxes and other	650	623

Total Current Assets	5,743	5,873
Property, plant and equipment	7,541	7,437
Less allowances for depreciation and amortization	4,046	3,961

Property, plant and equipment, net	3,495	3,476
Goodwill	1,105	1,109
Core and Developed Technology, Net	524	541
Other Intangibles, Net	285	293
Capitalized Software, Net	380	371
Other	502	487

Total Assets	$12,035	$12,149

Liabilities and Shareholders’ Equity

Current Liabilities:
Short-term debt	$205	$207
Payables and accrued expenses	1,792	1,923

Total Current Liabilities	1,997	2,130
Long-Term Debt	3,764	3,763
Long-Term Employee Benefit Obligations	780	805
Deferred Income Taxes and Other	416	408
Commitments and Contingencies	—	—
Shareholders’ Equity:
Common stock	333	333
Capital in excess of par value	2,116	2,068
Retained earnings	11,507	11,342
Deferred compensation	19	19
Common shares in treasury – at cost	(8,396)	(8,204)
Accumulated other comprehensive loss	(500)	(516)

Total Shareholders’ Equity	5,078	5,043

Total Liabilities and Shareholders’ Equity	$12,035	$12,149

Amounts may not add due to rounding.

See notes to condensed consolidated financial statements

BECTON, DICKINSON AND COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

Millions of dollars, except per share data

(Unaudited)

	Three Months Ended December 31,
	2013	2012
Revenues	$2,015	$1,900

Cost of products sold	980	894
Selling and administrative	531	496
Research and development	126	118

Total Operating Costs and Expenses	1,637	1,508

Operating Income	378	392

Interest income	14	8
Interest expense	(34)	(35)
Other income, net	1	1

Income From Continuing Operations Before Income Taxes	359	366

Income tax provision	88	95

Income From Continuing Operations	271	270

Income from Discontinued Operations, net	—	355

Net Income	$271	$625

Basic Earnings per Share:
Income from Continuing Operations	$1.40	$1.38
Income from Discontinued Operations	—	1.81

Basic Earnings per Share	$1.40	$3.18

Diluted Earnings per Share:
Income from Continuing Operations	$1.37	$1.35
Income from Discontinued Operations	—	1.78

Diluted Earnings per Share	$1.37	$3.13

Dividends per Common Share	$0.545	$0.495

Amounts may not add due to rounding.

See notes to condensed consolidated financial statements

BECTON, DICKINSON AND COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Millions of dollars

(Unaudited)

	Three Months Ended December 31,
	2013	2012
Net Income	$271	$625

Other Comprehensive Income, Net of Tax
Foreign currency translation adjustments	6	38
Defined benefit pension and postretirement plans	9	14
Unrealized gains on cash flow hedges, net of amounts realized	1	4

Other Comprehensive Income, Net of Tax	15	55

Comprehensive Income	$287	$681

Amounts may not add due to rounding.

See notes to consolidated financial statements

BECTON, DICKINSON AND COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Millions of dollars

(Unaudited)

	Three Months Ended December 31,
	2013	2012
Operating Activities
Net income	$271	$625
Less: Income from discontinued operations, net	—	355

Income from continuing operations	271	270
Adjustments to income from continuing operations to derive net cash provided by continuing operating activities, net of amounts acquired:
Depreciation and amortization	142	129
Share-based compensation	42	37
Deferred income taxes	(13)	(10)
Change in operating assets and liabilities	(75)	(103)
Pension obligation	(29)	(109)
Other, net	17	12

Net Cash Provided by Continuing Operating Activities	355	226

Investing Activities
Capital expenditures	(99)	(80)
Capitalized software	(19)	(15)
Purchases of investments, net	(125)	(86)
Acquisitions of businesses, net of cash acquired	—	(124)
Divestitures of businesses	—	721
Other, net	(25)	(25)

Net Cash (Used for) Provided by Continuing Investing Activities	(267)	391

Financing Activities
Change in short-term debt	(3)	4
Repurchase of common stock	(189)	(300)
Excess tax benefits from payments under share-based compensation plans	13	5
Dividends paid	(106)	(97)
Issuance of common stock and other, net	(13)	9

Net Cash Used for Financing Activities	(298)	(379)

Discontinued Operations
Net cash provided by operating activities	—	8

Net Cash Provided by Discontinued Operations	—	7

Effect of exchange rate changes on cash and equivalents	(1)	1

Net (decrease) increase in cash and equivalents	(211)	246

Opening Cash and Equivalents	1,890	1,671

Closing Cash and Equivalents	$1,679	$1,917

Amounts may not add due to rounding.

See notes to condensed consolidated financial statements

BECTON, DICKINSON AND COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Millions of dollars, except per share amounts and number of shares

December 31, 2013

Note 1 – Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, in the opinion of the management of the Company, include all adjustments which are of a normal recurring nature, necessary for a fair presentation of the financial position and the results of operations and cash flows for the periods presented. However, the financial statements do not include all information and accompanying notes required for a presentation in accordance with U.S. generally accepted accounting principles. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s 2013 Annual Report on Form 10-K. Within the financial statements and tables presented, certain columns and rows may not add due to the use of rounded numbers for disclosure purposes. Percentages and earnings per share amounts presented are calculated from the underlying whole-dollar amounts. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year.

Note 2 – Accumulated Other Comprehensive Income

The components and changes in accumulated other comprehensive income (loss) for the three-month period ended December 31, 2013 were as follows:

	Total	Foreign Currency Translation Adjustments	Benefit Plans Adjustments (A)	Unrealized Losses on Cash Flow Hedges(B)
Balance at September 30, 2013	$(516)	$74	$(558)	$(31)
Other comprehensive income before reclassifications	6	6	—	—
Amounts reclassified into income (C)	10	—	9	1

Balance at December 31, 2013	$(500)	$80	$(549)	$(30)

(A)	The reclassifications from accumulated other comprehensive income (loss) are included in the computation of net periodic pension cost and additional details are provided in Note 7. The reclassification amount for the three months ended December 31, 2012 was $14 million. Amounts are net of taxes.
(B)	The reclassification amount for the three months ended December 31, 2012 was $1 million. Additional details regarding the reclassifications from accumulated other comprehensive income (loss) related to cash flow hedges are provided in Note 10. Amounts are net of taxes.
(C)	The benefit plan-related amount is not reclassified into income in its entirety. The reclassification amounts related to cash flow hedges for the three months ended December 31, 2013 and 2012 were primarily recorded in Interest expense.

The gain in foreign currency translation adjustments for the three months ended December 31, 2013 was primarily attributable to the strengthening of the Euro against the U.S. dollar, partially offset by the weakening of currencies in Latin America, as well as the weakening of the Canadian Dollar and the Yen, against the U.S. dollar during the period.

The income tax benefits associated with the benefit plan-related reclassification adjustments for amortization of prior service credit and amortization of net actuarial losses for the three months ended December 31, 2013 and 2012 were $5 million and $8 million, respectively.

There were no unrealized gains or losses recognized on cash flow hedges in the three months ended December 31, 2013. The income tax provision recorded in the three months ended December 31, 2012 for unrealized gains on cash flow hedges was $2 million. The income tax benefits associated with the reclassification adjustments for realized cash flow hedge losses for the three months ended December 31, 2013 and 2012 were $1 million for both periods.

Note 3 – Earnings per Share

The weighted average common shares used in the computations of basic and diluted earnings per share (shares in thousands) were as follows:

	Three Months Ended December 31,
	2013	2012
Average common shares outstanding	194,203	196,427
Dilutive share equivalents from share-based plans	3,907	3,143

Average common and common equivalent shares outstanding – assuming dilution	198,110	199,570

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

On July 30, 2013, the Company entered into an agreement with the Hospital Plaintiffs, which agreement has been preliminarily approved and is subject to final approval by the court following notice to potential class members, providing for the payment by the Company of $22 million, which amount has been deposited into a settlement fund, in exchange for a release by all potential class members of the indirect purchaser claims related to the products and acts enumerated in the complaint, and a dismissal of the case with prejudice. The Company recognized the $22 million charge from this pending litigation settlement in the third quarter of fiscal year 2013. The Company currently cannot estimate the range of reasonably possible losses with respect to these class action matters beyond the $22 million settlement.

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

On November 4, 2013, the Secretariat of Foreign Trade (“SECEX”) of the Federal Republic of Brazil, initiated an administrative anti-dumping investigation of imports of vacuum plastic tubes for blood collection into Brazil from the United States of America, the United Kingdom of Great Britain and Northern Ireland, the Federal Republic of Germany and the People’s Republic of China during the period from January 2012 through December 2012. BD, through its United States and international subsidiaries, exports vacuum plastic tubes for blood collection into Brazil and is cooperating with the investigation. The investigation is expected to be completed by November 2014, but could extend longer. During the course of the investigation (on a provisional basis) and upon completion of the investigation (on a final basis), the SECEX will issue a decision on whether grounds exist to apply anti-dumping measures (including, without limitation, the imposition of duties on such vacuum plastic tubes imported into Brazil). Once applied, anti-dumping measures will last for as long as the measures are deemed necessary, which, in most cases, is for five years. The Company does not expect that the outcome of the investigation will materially affect results of operations.

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

	Three Months Ended December 31,
	2013	2012
Revenues (A)
Medical	$1,064	$983
Diagnostics	672	652
Biosciences	279	265

Total Revenues	$2,015	$1,900

Segment Operating Income
Medical	$300	$288
Diagnostics	162	170
Biosciences	66	65

Total Segment Operating Income	528	523
Unallocated Items (B)	(170)	(158)

Income from Continuing Operations Before Income Taxes	$359	$366

(A)	Intersegment revenues are not material.
(B)	Includes primarily interest, net; foreign exchange; corporate expenses; and share-based compensation expense.

	Three Months Ended December 31,
	2013	2012
Revenues by Organizational Units BD Medical
Medical Surgical Systems	$579	$536
Diabetes Care	264	243
Pharmaceutical Systems	221	205

Total	1,064	983

BD Diagnostics
Preanalytical Systems	347	335
Diagnostic Systems	325	317

Total	672	652

BD Biosciences	279	265

Total Revenues	$2,015	$1,900

Revenues by geographic areas were as follows:

	Three Months Ended December 31,
	2013	2012
Total Revenues
United States	$849	$830
International	1,166	1,070

Total Revenues	$2,015	$1,900

Note 6 – Share-Based Compensation

The Company grants share-based awards under the 2004 Employee and Director Equity-Based Compensation Plan (the “2004 Plan”), which provides long-term incentive compensation to employees and directors. The Company believes that such awards align the interests of its employees and directors with those of its shareholders.

The fair value of share-based payments is recognized as compensation expense in net income. For the three months ended December 31, 2013 and 2012, compensation expense charged to income was $42 million and $37 million, respectively.

The amount of unrecognized compensation expense for all non-vested share-based awards as of December 31, 2013 was approximately $178 million, which is expected to be recognized over a weighted-average remaining life of approximately 2.4 years.

The fair values of stock appreciation rights granted during the annual share-based grants in November of 2013 and 2012, respectively, were estimated on the date of grant using a lattice-based binomial valuation model based on the following assumptions:

	2014	2013
Risk-free interest rate	2.31%	1.33%
Expected volatility	19.00%	21.00%
Expected dividend yield	2.00%	2.60%
Expected life	7.8 years	8.0 years
Fair value derived	$19.90	$12.08

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

Effective April 1, 2014, the Company is replacing its current post-65 group medical coverage with a new approach for retirees age 65 and older and their eligible dependents to access post-65 retiree medical and prescription drug coverage in the U.S. Such changes have been communicated to active employees and retirees in early January 2014 and as such, the Company will remeasure its U.S. postretirement healthcare benefit plan as of January 1, 2014. The impact of this remeasurement is expected to be immaterial to the Company’s consolidated financial results. The plan design changes include, among other modifications, a replacement of the Company-sponsored healthcare coverage program for post-65 retirees with contributions to a health reimbursement account that can be used to purchase coverage through a Medicare insurance exchange.

Net pension and postretirement cost included the following components for the three months ended December 31:

	Pension Plans		Other Postretirement Benefits
	2013	2012	2013	2012
Service cost	$18	$21	$1	$1
Interest cost	23	22	3	3
Expected return on plan assets	(31)	(29)	—	—
Amortization of prior service credit	(4)	(3)	—	—
Amortization of loss	12	19	1	1

Net pension and postretirement cost	$17	$29	$4	$5

Postemployment benefit costs for the three months ended December 31, 2013 and 2012 were $12 million for both periods.

Note 8 – Divestiture

On October 31, 2012, the Company completed the sale of its BD Biosciences - Discovery Labware unit, excluding its Advanced Bioprocessing platform. Gross cash proceeds from the sale were approximately $740 million, subject to post-closing adjustments. Total gross proceeds included a payment of approximately $16 million received in the third quarter of fiscal year 2013 as reimbursement of additional tax costs incurred by the Company as a result of the buyer’s treatment of the acquisition as an asset purchase for federal tax purposes. The Company recognized a pre-tax gain on sale from this divestiture of $577 million. The after-tax gain recognized from this divestiture was $355 million. As a result of this divestiture, the Company derecognized $17 million of goodwill, allocated based upon the relative fair values of the disposed assets.

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

Results of discontinued operations were as follows:

	Three Months Ended December 31,
	2013	2012
Revenues	$—	$20

Income from discontinued operations before income taxes	—	572
Less income tax provision	—	216

Income from discontinued operations, net	$—	$355

Note 9 – Intangible Assets

Intangible assets consisted of:

	December 31, 2013		September 30, 2013
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets
Core and developed technology	$934	$410	$942	$401
Product rights	162	26	167	24
Patents, trademarks, and other	329	236	349	254

Amortized intangible assets	$1,425	$672	$1,457	$679

Unamortized intangible assets
Acquired in-process research and development	$54		$54
Trademarks	2		2

Unamortized intangible assets	$56		$56

Intangible amortization expense for the three months ended December 31, 2013 and 2012 was $21 million and $19 million, respectively.

The change in the carrying amount of goodwill for the three months ended December 31, 2013 was immaterial.

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

The total notional amounts of the Company’s outstanding foreign exchange contracts as of December 31, 2013 and September 30, 2013 were $1.4 billion and $2.2 billion, respectively.

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

Changes in the fair value of the interest rate swaps designated as cash flow hedges (i.e., hedging the exposure to variability in expected future cash flows that is attributable to a particular risk) are offset by amounts recorded in Other comprehensive income (loss). If interest rate derivatives designated as cash flow hedges are terminated, the balance in Accumulated other comprehensive income (loss) attributable to those derivatives is reclassified into earnings over the remaining life of the hedged debt. Gains and losses, on interest rate swaps designated as cash flow hedges, recognized in the consolidated statements of income for the three months ended December 31, 2013 and 2012 were immaterial. The amount, related to terminated interest rate swaps, expected to be reclassified and recorded in Interest expense within the next 12 months is $6 million, net of tax. The Company had no outstanding interest rate swaps designated as cash flow hedges as of December 31, 2013 or as of September 30, 2013.

Other Risk Exposures

The Company purchases resins, which are oil-based components used in the manufacture of certain products. Significant increases in world oil prices that lead to increases in resin purchase costs could impact future operating results. From time to time, the Company has managed price risks associated with these commodity purchases. The Company had no outstanding commodity derivative contracts designated as cash flow hedges as of December 31, 2013 and September 30, 2013. Reclassifications from Accumulated other comprehensive income (loss) relating to commodity derivative contracts are recorded in Cost of products sold. Gains and losses on commodity derivative contracts recognized in the consolidated statements of income for the three months ended December 31, 2013 and 2012 were immaterial.

Effects on Consolidated Balance Sheets

The location and amounts of derivative instrument fair values in the consolidated balance sheet are segregated below between designated, qualifying hedging instruments and ones that are not designated for hedge accounting.

	December 31, 2013	September 30, 2013
Asset derivatives-undesignated for hedge accounting
Forward exchange contracts	9	13

Total asset derivatives (A)	$9	$13

Liability derivatives-undesignated for hedge accounting
Forward exchange contracts	6	7

Total liability derivatives (B)	$6	$7

(A)	All asset derivatives are included in Prepaid expenses, deferred taxes and other.
(B)	All liability derivatives are included in Accrued expenses.

Effects on Consolidated Statements of Income

Cash flow hedges

The Company’s designated derivative instruments are highly effective. As such, there were no gains or losses, related to hedge ineffectiveness or amounts excluded from hedge effectiveness testing, recognized immediately in income for the three-month periods ending December 31, 2013 and 2012.

Undesignated hedges

The location and amount of gains and losses recognized in income on derivatives not designated for hedge accounting were as follows:

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
		Three Months Ended December 31,
		2013	2012
Forward exchange contracts (A)	Other income (expense)	$6	$13

(A)	The gains and losses on forward contracts and currency options utilized to hedge the intercompany transactional foreign exchange exposures are largely offset by gains and losses on the underlying hedged items in Other income (expense).

Note 11 – Financial Instruments and Fair Value Measurements

The fair values of financial instruments, including those not recognized on the statement of financial position at fair value, carried at December 31, 2013 and September 30, 2013 are classified in accordance with the fair value hierarchy in the tables below:

		Basis of Fair Value Measurement
	December 31, 2013 Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Institutional money market investments	$886	$886	$—	$—
Forward exchange contracts	9	—	9	—

Total Assets	$895	$886	$9	$—

Liabilities
Forward exchange contracts	$6	$—	$6	$—
Contingent consideration liabilities	24	—	—	24

Total Liabilities	$30	$—	$6	$24

		Basis of Fair Value Measurement
	September 30, 2013 Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Institutional money market investments	$881	$881	$—	$—
Forward exchange contracts	13	—	13	—

Total Assets	$895	$881	$13	$—

Liabilities
Forward exchange contracts	$7	$—	$7	$—
Contingent consideration liabilities	23	—	—	23

Total Liabilities	$30	$—	$7	$23

The Company’s institutional money market accounts permit daily redemption and the fair values of these investments are based upon the quoted prices in active markets provided by the holding financial institutions. The Company’s remaining cash equivalents were $793 million and $1.009 billion at December 31, 2013 and September 30, 2013, respectively. Short-term investments are held to their maturities and are carried at cost, which approximates fair value. The cash equivalents consist of liquid investments with a maturity of three months or less and the short-term investments consist of instruments with maturities greater than three months and less than one year.

The Company measures the fair value of forward exchange contracts and currency options using an income approach with significant observable inputs, specifically spot currency rates, market designated forward currency prices and a discount rate. The fair value of interest rate swaps is provided by the financial institutions that are counterparties to these arrangements.

Long-term debt is recorded at amortized cost. The fair value of long-term debt is measured based upon quoted prices in active markets for similar instruments, which are considered Level 2 inputs in the fair value hierarchy. The fair value of long-term debt was $4.0 billion at both December 31, 2013 and September 30, 2013.

The contingent consideration liabilities were recognized as part of the consideration transferred in the Company’s acquisition of the following: KIESTRA, which occurred in the second quarter of fiscal year 2012; Sirigen, which occurred in the fourth quarter of fiscal year 2012; and Cato, which occurred in the second quarter of fiscal year 2013. The fair values of the contingent consideration liabilities were estimated using probability-weighted discounted cash flow models that were based upon the probabilities assigned to the contingent events. The estimated fair values of the contingent consideration liabilities are remeasured at each reporting period based upon increases or decreases in the probability of the contingent payments. The change to the total contingent consideration liability in the three-month period ending December 31, 2013 was immaterial.

The Company’s policy is to recognize any transfers into fair value measurement hierarchy levels and transfers out of levels at the beginning of each reporting period. There were no transfers in and out of Level 1, Level 2 or Level 3 measurements for the three months ended December 31, 2013 and 2012.

Note 12 – Subsequent Event

On January 6, 2014, the Company acquired a 100% interest in Alverix, Inc. (“Alverix”), a privately-held diagnostic instrument company known for its optoelectronics expertise, for $40 million. This acquisition is intended to expand the Company’s position in the point-of-care testing space.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following commentary should be read in conjunction with the condensed consolidated financial statements and accompanying notes. Within the tables presented throughout this discussion, certain columns may not add due to the use of rounded numbers for disclosure purposes. Percentages and earnings per share amounts presented are calculated from the underlying whole-dollar amounts.

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

Overview of Financial Results and Financial Condition

First quarter revenues of $2.0 billion represented an increase of 6.0% from the prior year’s period and reflected volume increases of approximately 6.3%, including growth from acquisitions of 0.8%, and price increases of approximately 0.4%. Revenue growth in the current year’s period was partially offset by unfavorable foreign exchange translation of approximately 0.7%. Revenue growth in the current year’s period was driven by growth in all three segments, particularly in our Medical segment as well as continued improvement in our Biosciences segment. Medical segment growth reflected benefits from the earlier than expected receipt of orders in the Medical Surgical and Pharmaceutical Systems units. Revenue growth was also aided by sales attributable to the Company’s acquisition of Safety Syringes, Inc. (“Safety Syringes”) at the end of the first quarter of fiscal year 2013. Revenue growth in the Diagnostics segment benefited from an early start to the 2013-2014 influenza season and competitive gains in the segment’s point-of-care category. Both worldwide and international revenues reflected continued strong growth in emerging markets and strong sales of safety-engineered products. Sales in the United States of safety-engineered devices in the first quarter of 2014 of $315 million increased approximately 8.1% compared with the prior year’s quarter. This revenue growth was driven, in part, by Safety Syringes, as discussed above. International sales of safety-engineered devices of $242 million in the first quarter of 2014 grew 10.1% over the prior year’s period, including an estimated 1.9% unfavorable impact due to foreign currency translation. International safety-engineered device revenue growth continues to be driven by strong growth in the Medical segment, with the largest growth in Western Europe and emerging markets.

We continue to invest in research and development spending, geographic expansion, and new product promotions to drive further revenue and profit growth. Our ability to sustain our long-term growth will depend on a number of factors, including our ability to expand our core business (including geographical expansion), develop innovative new products, and continue to improve operating efficiency and organizational effectiveness. While the economic environment for the healthcare industry has stabilized, pricing pressures continue for some of our products. Healthcare utilization has continued to stabilize in the United States; however, any destabilization could adversely impact our U.S. businesses. Additionally, macroeconomic challenges in Europe continue to constrain healthcare utilization, although we currently view the environment as stable. In emerging markets, the Company’s growth is dependent on government funding for healthcare systems.

In addition to the economic conditions in the United States and elsewhere, numerous other factors can affect our ability to achieve our goals including, without limitation, increased competition and healthcare reform initiatives. For example, the U.S. Patient Protection and Affordable Care Act contains certain tax provisions that affect BD. The most significant impact is the medical device excise tax that, effective January 2013, imposed a 2.3% tax on certain U.S. sales of medical devices. BD records the tax in selling and administrative expense and the impact of this tax on our results in the first quarter of fiscal year 2014 was $14 million, or $0.05 diluted earnings per share from continuing operations. The tax became effective in BD’s second quarter of fiscal year 2013, and, as a result, the comparison of income from continuing operations in the first quarter of 2014 to the prior year’s period amount is affected by this charge.

Our financial position remains strong, with cash flows from operating activities totaling $355 million in the first three months of 2014. At December 31, 2013, we had $2.5 billion in cash and equivalents and short-term investments. Also, we continued to return value to our shareholders in the form of share repurchases and dividends. During the first three months of 2014, we repurchased $189 million of our common stock and paid cash dividends of $106 million.

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

Medical Segment

First quarter revenues of $1.1 billion increased 8.2% over the prior year’s quarter, which reflected an estimated unfavorable foreign currency translation impact of 0.4%.

The following is a summary of first quarter Medical revenues by organizational unit:

	Three months ended December 31,
(millions of dollars)	2013	2012	Total Change	Estimated Foreign Exchange Impact
Medical Surgical Systems	$579	$536	8.0%	(1.1)%
Diabetes Care	264	243	8.6%	(1.5)%
Pharmaceutical Systems	221	205	8.0%	2.5%

Total Revenues	$1,064	$983	8.2%	(0.4)%

Medical segment revenue growth was driven by double-digit international revenue growth across all business units and continued growth of sales of safety-engineered products. Revenue growth in the Medical Surgical Systems unit was aided, in part, by a favorable timing of orders. The Diabetes Care unit’s revenue growth reflected continued strong sales of pen needles, particularly the BD Ultra-Fine™ Nano product. Revenue growth in the Pharmaceutical Systems unit reflected the strong contribution of Safety Syringes’ products, as previously discussed, as well as the benefits from the favorable timing of orders in Western Europe. These benefits were partially offset by an unfavorable comparison to the prior year’s period, which included non-recurring sales to customers producing certain generic heparin products in the United States. Global sales of safety-engineered products were $285 million, as compared with $252 million in the prior year’s quarter, and included an estimated $2 million unfavorable impact due to foreign currency translation.

Medical operating income for the first quarter was $300 million, or 28.2% of Medical revenues, compared with $288 million, or 29.3% of segment revenues, in the prior year’s quarter. Gross profit margin was lower in the current quarter than the first quarter of 2013 due to unfavorable foreign currency translation, higher start-up costs, amortization of intangible assets associated with recent acquisitions and higher raw material costs. Gross profit margin in the current year’s quarter also reflected the negative impact of a relatively unfavorable product mix resulting from higher relative growth in sales of products which have lower gross margins. These unfavorable impacts on gross profit margin were partially offset by lower manufacturing costs from continuous improvement projects, particularly Project ReLoCo, favorable pricing on certain product lines and lower pension costs. See further discussion on gross profit margin below. Selling and administrative expense as a percent of Medical revenues in the first quarter of 2014 was slightly lower as compared with the first quarter of 2013 primarily due to the favorable impact of higher sales growth in the current year’s period. This favorability was partially offset by the medical device excise tax previously discussed, as well as higher selling and administrative expenses relating to the Company’s recent acquisitions of Safety Syringes and Cato Software Solutions. Research and development expenses for the quarter increased $2 million, or 6% above the prior year’s period, reflecting ongoing investment in new products and platforms.

Diagnostics Segment

First quarter revenues of $672 million increased 3.1% over the prior year’s quarter, which reflected an estimated unfavorable foreign currency translation impact of 1.1%.

The following is a summary of first quarter Diagnostics revenues by organizational unit:

	Three months ended December 31,
(millions of dollars)	2013	2012	Total Change	Estimated Foreign Exchange Impact
Preanalytical Systems	$347	$335	3.7%	(0.7)%
Diagnostic Systems	325	317	2.4%	(1.5)%

Total Revenues	$672	$652	3.1%	(1.1)%

Diagnostics segment revenue growth was primarily driven by continued international expansion in both business units as well as strong sales of safety-engineered products in the Preanalytical Systems unit. Global sales of safety-engineered products in the Preanalytical Systems unit totaled $272 million, compared with $259 million in the prior year’s quarter, and included an estimated $2 million unfavorable impact due to foreign currency translation. Diagnostics revenue growth in the quarter benefitted from an early start to the 2013-2014 influenza season and competitive gains in the segment’s point-of-care category.

Diagnostics operating income for the first quarter was $162 million, or 24.1% of Diagnostics revenues, compared with $170 million, or 26.1% of segment revenues, in the prior year’s quarter. Gross profit margin was lower in the first quarter of fiscal year 2014 compared with the first quarter of 2013 due to unfavorable foreign currency translation and higher raw material costs. Gross profit margin in the current year’s quarter also reflected the negative impact of a relatively unfavorable product mix resulting from higher relative growth in sales of products which have lower gross margins. These unfavorable impacts on gross profit margin were partially offset by lower manufacturing costs from continuous improvement projects and the favorable comparison to the prior-year period which was impacted by legal settlement costs. See further discussion on gross profit margin below. Selling and administrative expense as a percentage of Diagnostics revenues in the first quarter of 2014 was flat compared with the first quarter of 2013. Aggregate expenses in the first quarter of fiscal year 2014 reflected the unfavorable impact of the medical device excise tax previously discussed. This increase was offset primarily by the favorable impact of higher sales growth in the current year’s period. Research and development expenses in the first quarter of 2014 decreased by $1 million, or 3% compared with the prior year’s period.

Biosciences Segment

First quarter revenues of $279 million increased 5.4% over the prior year’s quarter, which reflected an estimated unfavorable foreign currency translation impact of 0.3%. Biosciences segment revenue growth was driven by double-digit growth of sales in emerging markets. Revenue growth in the segment also reflected strong clinical reagent sales as well as solid instrument placements in both the United States and Western Europe, aided by improved stability in research market funding. We continue to see signs of stabilization in the economic conditions affecting this segment.

Biosciences operating income for the first quarter was $66 million, or 23.6% of Biosciences revenues, compared with $65 million, or 24.6% of segment revenues, in the prior year’s quarter. Gross profit margin as a percent of Biosciences revenues was lower in the current quarter as compared with the prior year’s quarter reflecting unfavorable foreign currency translation and higher start-up costs. See further discussion on gross profit margin below. Selling and administrative expense as a percentage of Biosciences revenues in the first quarter of 2014 was lower than in the first quarter of 2013 primarily due to the favorable impact of higher sales growth in the current year’s period. This favorability was partially offset by the medical device excise tax previously discussed. Research and development expenses in the first quarter of 2014 increased by $2 million, or 10% compared with the prior year’s period, reflecting increased investment in new products and platforms.

Geographic Revenues

Revenues in the United States for the first quarter of $849 million represented an increase of 2.3% over the prior year’s quarter. U.S. revenue growth in our Medical segment was attributable to continued strong sales of pen needles in the Diabetes Care unit and the favorable timing of orders in the Medical Surgical Systems unit. U.S. Pharmaceutical Systems’ revenue growth that was attributable to Safety Syringes was more than offset by an unfavorable comparison to the prior year’s period, as further discussed above, as well as by changes in our customers’ geographic ordering patterns from which product is sourced. U.S. Diagnostics growth was flat in the current year’s period due to the loss of a large customer contract and the continued decline in Women’s Health and Cancer platform sales that has resulted from guidelines providing for increased Pap smear testing intervals. These declines were partially offset by steady sales of our microbiology portfolio which includes the point-of-care category. U.S. Biosciences revenues reflected strong clinical reagent sales and instrument placements as well as continued stability in the U.S. market.

International revenues for the first quarter of $1.2 billion represented an increase of 8.9% over the prior year’s quarter, including a 1.1% unfavorable impact due to foreign currency translation. International revenues for the first quarter of fiscal year 2014 reflected double-digit emerging market growth and strong performance across all segments, particularly our Medical and Diagnostics segments. International Medical revenue growth reflected solid sales of safety-engineered products as well as the benefit from the favorable timing of orders in Western Europe. International revenues for the Diagnostics segment reflected strong growth from both its units. Biosciences international revenue growth reflected solid instrument placements in Western Europe.

Gross Profit Margin

Gross profit margin was 51.3% for the first quarter, compared with 52.9% for the comparable prior-year period. The decrease in gross profit margin reflected an estimated unfavorable impact of 130 basis points relating to foreign currency translation. Operating performance was unfavorably impacted by approximately 110 basis points due to higher start-up costs, amortization of intangible assets associated with recent acquisitions and higher raw material costs. Operating performance was also adversely affected by a relatively unfavorable product mix resulting from higher relative growth in sales of products which have lower gross margins. Operating performance was favorably impacted by approximately 80 basis points primarily due to lower manufacturing costs from continuous improvement projects, lower pension costs, and favorable pricing on certain product lines.

Selling and Administrative Expense

Selling and administrative expense was 26.4% of revenues for the first quarter, compared with 26.1% for the prior year’s period. Aggregate expenses for the first quarter reflected an increase in core spending of $26 million, primarily relating to expansion of our business in emerging markets and higher expenses resulting from recent acquisitions. Aggregate expenses for the first quarter of 2014 also reflected the $14 million charge related to the medical device tax previously discussed and an increase in the deferred compensation plan liability of $5 million. This change in the deferred compensation liability is further discussed below. Selling and administrative expenses in the current year’s period was also favorably impacted by lower pension costs of approximately $6 million and favorable foreign currency translation of approximately $4 million.

Research and Development Expense

Research and development expense was $126 million, or 6.2% of revenues, for the first quarter, representing an increase of 6.4% compared with the prior year’s amount of $118 million, or 6.2% of revenues. This increase in research and development expense compared with the prior year’s period reflected increased investment in new products and platforms within the Medical and Biosciences segments.

Non-Operating Expense and Income

Interest income was $14 million in the first quarter of fiscal year 2014, compared with $8 million in the prior year’s period. The increase in the current year’s period compared with the prior year’s period primarily reflected the impact of higher investment gains on assets related to our deferred compensation plan. The offsetting movements in the deferred compensation plan liability were recorded in selling and administrative expense. Interest expense was $34 million in the first quarter, compared with $35 million in the prior year’s period. This decrease was primarily due to lower levels of long-term fixed-rate debt.

Income Taxes

The income tax rate was 24.4% for the first quarter, compared with the prior year’s rate of 26.1%. The decrease in the income tax rate in the first quarter of 2014 primarily reflected the favorable comparison to the prior-year period which was unfavorably impacted by certain discrete tax expenses and by the absence of the U.S. research and development tax credit, which was not reinstated until the Company’s fiscal year 2013 second quarter.

Income from Continuing Operations and Diluted Earnings Per Share from Continuing Operations

Income from continuing operations and diluted earnings per share from continuing operations for the first quarter of 2014 were $271 million and $1.37, respectively. Income from continuing operations and diluted earnings per share from continuing operations for the prior year’s first quarter were $270 million and $1.35, respectively. The current quarter’s earnings reflected the unfavorable impact of the medical device excise tax of $0.05 per share, as well as an estimated $0.09 unfavorable impact due to foreign currency translation.

Liquidity and Capital Resources

Cash generated from operations, along with available cash and cash equivalents, is expected to be sufficient to fund our normal operating needs in fiscal year 2014. Normal operating needs in fiscal year 2014 include working capital, capital expenditures, cash dividends and common stock repurchases. Net cash provided by continuing operating activities was $355 million during the first three months of 2014, compared with $226 million in the same period in 2013. The current period change in operating assets and liabilities was a net use of cash and primarily reflected higher levels of inventory and lower levels of accounts payable and accrued expenses, partially offset by lower levels of accounts receivable. The decrease in accrued expenses included the payment of $22 million into a fund under a settlement agreement related to indirect purchaser antitrust class action cases. Refer to Note 4 in the Notes to Condensed Consolidated Financial Statements for further discussion regarding this matter. Net cash provided by continuing operating activities in the first quarter of 2014 was reduced by changes in the pension obligation resulting primarily from discretionary cash contributions of $40 million. Net cash provided by continuing operating activities in the prior-year period was also reduced by changes in the pension obligation resulting primarily from discretionary cash contributions of approximately $132 million.

Net cash used for continuing investing activities for the first three months of the current year was $267 million, compared with net cash provided by continuing investing activities of $391 million in the prior-year period. The prior period’s net cash provided by continuing investing activities included approximately $721 million of net proceeds from the sale of the Discovery Labware disposal group, partially offset by cash outflows relating to acquisitions of $124 million. Capital expenditures were $99 million in the first three months of 2014 and $80 million in the same period in 2013.

Net cash used for financing activities for the first three months of the current year was $298 million, compared with $379 million in the prior-year period. For the first three months of the current year, we repurchased approximately 1.8 million shares of our common stock for $189 million, compared with approximately 3.9 million shares of our common stock for $300 million in the prior-year period. Aggregate common stock repurchases are estimated to be approximately $450 million for the full fiscal year 2014, subject to market conditions. At December 31, 2013, a total of approximately 11 million common shares remained available for purchase under the Board of Directors’ July 2011 and September 2013 repurchase authorizations.

At December 31, 2013, total worldwide cash and short-term investments were approximately $2.5 billion, of which $2.0 billion was held in jurisdictions outside of the United States. We regularly review the amount of cash and short-term investments held outside the United States and currently intend to use most of such amounts to fund our international operations and their growth initiatives. However, if these amounts were moved out of these jurisdictions or repatriated to the United States, there could be adverse tax consequences.

As of December 31, 2013, total debt of $4.0 billion represented 42.9% of total capital (shareholders’ equity, net non-current deferred income tax liabilities, and debt), versus 43.1% at September 30, 2013. Short-term debt represented 5.2% of total debt at December 31, 2013 and September 30, 2013.

We have in place a commercial paper borrowing program that is available to meet our short-term financing needs, including working capital requirements. Borrowings outstanding under this program were $200 million at December 31, 2013. We have available a $1 billion syndicated credit facility with an expiration date of May 2017. This credit facility, under which there were no borrowings outstanding at December 31, 2013, provides backup support for our commercial paper program and can also be used for other general corporate purposes. It includes a provision that enables BD, subject to additional commitments made by the lenders, to access up to an additional $500 million in financing through the facility, for a maximum aggregate commitment of $1.5 billion. The credit facility includes a single financial covenant that requires BD to maintain an interest expense coverage ratio (ratio of earnings before income taxes, depreciation and amortization to interest expense) of not less than 5-to-1 for the most recent four consecutive fiscal quarters. On the last eight measurement dates, this ratio has ranged from 11-to-1 to 16-to-1. In addition, we have informal lines of credit outside the United States.

Government Receivables

Accounts receivable balances include sales to government-owned or government-supported healthcare facilities in several countries, which are subject to payment delays. Payment may be dependent upon the financial stability and creditworthiness of those countries’ national economies. In recent years, due to economic conditions in parts of Western Europe, particularly in Italy and Spain, the average length of time it takes us to collect our accounts receivable in certain regions within these countries has increased. Outstanding governmental receivable balances, net of reserves, in Italy at December 31, 2013 and September 30, 2013 were $63 million and $73 million, respectively. Outstanding governmental receivable balances, net of reserves, in Spain were $68 million and $61 million at December 31, 2013 and September 30, 2013, respectively.

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

The following are some important factors that could cause our actual results to differ from our expectations in any forward-looking statements. For further discussion of certain of these factors, see Item 1A. Risk Factors in our 2013 Annual Report on Form 10-K.

•	Continued weakness in the global economy and financial markets, and the potential adverse effect on the cost of operating our business, the demand for our products and services, prices for our products and services due to increases in pricing pressure, or our ability to produce our products, including the impact on developing countries.

•	Deficit reduction efforts or other adverse changes in the availability of government funding for healthcare and research, particularly in the United States and Europe, that could further weaken demand for our products and result in additional pricing pressures, as well as create potential collection risks associated with such sales, and any future U.S. federal government shutdown.

•	The consequences of the Patient Protection and Affordable Care Act in the United States, which implemented an excise tax on U.S. sales of certain medical devices, and which could result in reduced demand for our products, increased pricing pressures or otherwise adversely affect BD’s business.

•	Future healthcare reform in the countries in which we do business may also involve changes in government pricing and reimbursement policies or other cost containment reforms.

•	Changes in domestic and foreign healthcare industry practices that result in a reduction in procedures using our products or increased pricing pressures, including the continued consolidation among healthcare providers and trends toward managed care and healthcare cost containment.

•	Changes in reimbursement practices of third-party payers.

•	Our ability to penetrate developing and emerging markets, which depends on local economic and political conditions and how well we are able to acquire or form strategic business alliances with local companies and make necessary infrastructure enhancements to production facilities, distribution networks, sales equipment and technology. Our international operations also increase our compliance risks under the Foreign Corrupt Practices Act and other anti-corruption laws.

•	Security breaches of our computer and communications systems, including computer viruses, “hacking” and “cyber-attacks,” which could impair our ability to conduct business, or result in the loss of BD trade secrets or otherwise compromise sensitive information of BD or its customers, suppliers and other business partners.

•	Regional, national and foreign economic factors, including inflation, deflation, fluctuations in interest rates and, in particular, foreign currency exchange rates, and the potential effect on our revenues, expenses, margins and credit ratings.

•	New or changing laws and regulations affecting our domestic and foreign operations, or changes in enforcement practices, including laws relating to trade, monetary and fiscal policies, taxation (including tax reforms that could adversely impact multinational corporations), sales practices, environmental protection, price controls and licensing and regulatory requirements for new products and products in the postmarketing phase. In particular, the U.S. and other countries may impose new requirements regarding registration, labeling or prohibited materials that may require us to re-register products already on the market or otherwise impact our ability to market our products. Environmental laws, particularly with respect to the emission of greenhouse gases, are also becoming more stringent throughout the world, which may increase our costs of operations or necessitate changes in our manufacturing plants or processes or those of our suppliers, or result in liability to BD.

•	Product efficacy or safety concerns regarding our products resulting in product recalls, regulatory action on the part of the U.S. Food and Drug Administration (FDA) or foreign counterparts, declining sales and product liability claims, particularly in light of the current regulatory environment, including increased enforcement activity by the FDA.

•	Competitive factors that could adversely affect our operations, including new product introductions (for example, new forms of drug delivery) by our current or future competitors, increased pricing pressure due to the impact of low-cost manufacturers as certain competitors have established manufacturing sites or have contracted with suppliers in low-cost manufacturing locations as a means to lower their costs, patents attained by competitors (particularly as patents on our products expire), and new entrants into our markets.

•	The effects of events that adversely impact our ability to manufacture our products (particularly where production of a product line is concentrated in one or more plants) or our ability to source materials or components from suppliers (including sole-source suppliers) that are needed for such manufacturing, including pandemics, natural disasters, or environmental factors.

•	Fluctuations in the cost and availability of oil-based resins and other raw materials, as well as certain sub-assemblies and finished goods, the ability to maintain favorable supplier arrangements and relationships (particularly with respect to sole-source suppliers), and the potential adverse effects of any disruption in the availability of such items.

•	Difficulties inherent in product development, including the potential inability to successfully continue technological innovation, complete clinical trials, obtain regulatory approvals in the United States and abroad, obtain intellectual property protection for our products, obtain coverage and adequate reimbursement for new products, or gain and maintain market approval of products, as well as the possibility of infringement claims by competitors with respect to patents or other intellectual property rights, all of which can preclude or delay commercialization of a product. Delays in obtaining necessary approvals or clearances from the FDA or other regulatory agencies or changes in the regulatory process may also delay product launches and increase development costs.

•	Fluctuations in the demand for products we sell to pharmaceutical companies that are used to manufacture, or are sold with, the products of such companies, as a result of funding constraints, consolidation or otherwise.

•	Fluctuations in university or U.S. and international governmental funding and policies for life sciences research.

•	Our ability to achieve our projected level or mix of product sales, as our earnings forecasts are based on projected volumes and sales of many product types, some of which are more profitable than others.

•	Our ability to implement our ongoing upgrade of our enterprise resource planning system, as any delays or deficiencies in the design and implementation of our upgrade could adversely affect our business.

•	Pending and potential future litigation or other proceedings adverse to BD, including antitrust claims, product liability claims, environmental claims and patent infringement claims, and the availability or collectability of insurance relating to any such claims.

•	The effect of adverse media exposure or other publicity regarding BD’s business or operations, including the effect on BD’s reputation or demand for its products.

•	The effects, if any, of governmental and media activities regarding the business practices of group purchasing organizations, which negotiate product prices on behalf of their member hospitals with BD and other suppliers.

•	The effect of market fluctuations on the value of assets in BD’s pension plans and on actuarial interest rate and asset return assumptions, which could require BD to make additional contributions to the plans or increase our pension plan expense.

•	Political conditions in international markets, including civil unrest, terrorist activity, governmental changes, restrictions on the ability to transfer capital across borders and expropriation of assets by a government, including the recent civil unrest in parts of the Middle East.

•	The impact of business combinations, including any volatility in earnings relating to acquired in-process research and development assets, and our ability to successfully integrate any business we may acquire.

•	Our ability to obtain the anticipated benefits of restructuring programs, if any, that we may undertake.

•	Issuance of new or revised accounting standards by the Financial Accounting Standards Board or the Securities and Exchange Commission.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in information reported since the end of the fiscal year ended September 30, 2013.

Item 4. Controls and Procedures

An evaluation was carried out by BD’s management, with the participation of BD’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of BD’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of December 31, 2013. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were, as of the end of the period covered by this report, effective and designed to ensure that material information relating to BD and its consolidated subsidiaries would be made known to them by others within these entities. There were no changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2013 identified in connection with the above-referenced evaluation that have materially affected, or are reasonably likely to materially affect, BD’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are involved, both as a plaintiff and a defendant, in various legal proceedings which arise in the ordinary course of business, including product liability and environmental matters as set forth in our 2013 Annual Report on Form 10-K and in Note 4 of the Notes to Condensed Consolidated Financial Statements in this report. Since September 30, 2013, the following developments have occurred with respect to the legal proceedings in which we are involved:

Antitrust Class Actions

Under the terms of the settlement agreement related to indirect purchaser antitrust class action cases, we paid $22 million into a fund in the first quarter of fiscal year 2014. The settlement agreement remains subject to court approval.

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

Item 1A.	Risk Factors

There have been no material changes to the risk factors disclosed in Part 1, Item 1A, of our 2013 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth certain information regarding our purchases of common stock of BD during the quarter ended December 31, 2013.

Issuer Purchases of Equity Securities

For the three months ended December 31, 2013	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
October 1 – 31, 2013	—	—	—	12,721,077
November 1 – 30, 2013	984,678	$108.36	984,295	11,736,782
December 1 – 31, 2013	772,021	$107.18	769,578	10,967,204
Total	1,756,699	$107.84	1,753,873	10,967,204

(1)	Includes 2,826 shares purchased during the quarter in open market transactions by the trust relating to BD’s Deferred Compensation and Retirement Benefit Restoration Plan and 1996 Directors’ Deferral Plan.
(2)	The repurchases were made pursuant to a repurchase program covering 18 million shares authorized by the Board of Directors on July 26, 2011, for which there is no expiration date. The Board of Directors authorized the repurchase of 10 million additional shares on September 24, 2013. There is no expiration date for the 2013 Program.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

Exhibit 31	Certifications of Chief Executive Officer and Chief Financial Officer, pursuant to SEC Rule 13a - 14(a).

Exhibit 32	Certifications of Chief Executive Officer and Chief Financial Officer, pursuant to Rule 13a - 14(b) and Section 1350 of Chapter 63 of Title 18 of the U.S. Code.

Exhibit 101	The following materials from this report, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Becton, Dickinson and Company
(Registrant)

Dated: February 10, 2014

/s/ Christopher Reidy
Christopher Reidy
Chief Financial Officer and Executive Vice President of Administration
(Principal Financial Officer)

/s/ Joseph Mercurio
Joseph Mercurio
Vice President and Corporate Controller
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