Form 10-Q
period 2014-03-31
BECTON DICKINSON & CO
filed 2014-05-05
CIK 10795

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Shares Outstanding as of March 31, 2014
Common stock, par value $1.00	193,204,013

BECTON, DICKINSON AND COMPANY

FORM 10-Q

For the quarterly period ended March 31, 2014

ITEM 1. FINANCIAL STATEMENTS

BECTON, DICKINSON AND COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

Millions of dollars

	March 31, 2014	September 30, 2013
	(Unaudited)
Assets
Current Assets:
Cash and equivalents	$1,731	$1,890
Short-term investments	895	718
Trade receivables, net	1,130	1,240
Inventories:
Materials	221	226
Work in process	294	258
Finished products	997	918

	1,512	1,402
Prepaid expenses, deferred taxes and other	678	623

Total Current Assets	5,946	5,873
Property, plant and equipment	7,632	7,437
Less allowances for depreciation and amortization	4,120	3,961

Property, plant and equipment, net	3,512	3,476
Goodwill	1,124	1,109
Core and Developed Technology, Net	540	541
Other Intangibles, Net	281	293
Capitalized Software, Net	364	371
Other	483	487

Total Assets	$12,250	$12,149

Liabilities and Shareholders’ Equity
Current Liabilities:
Short-term debt	$202	$207
Payables and accrued expenses	1,814	1,923

Total Current Liabilities	2,016	2,130
Long-Term Debt	3,764	3,763
Long-Term Employee Benefit Obligations	728	805
Deferred Income Taxes and Other	427	408
Commitments and Contingencies	—	—
Shareholders’ Equity:
Common stock	333	333
Capital in excess of par value	2,147	2,068
Retained earnings	11,689	11,342
Deferred compensation	17	19
Common shares in treasury – at cost	(8,416)	(8,204)
Accumulated other comprehensive loss	(455)	(516)

Total Shareholders’ Equity	5,315	5,043

Total Liabilities and Shareholders’ Equity	$12,250	$12,149

Amounts may not add due to rounding.

See notes to condensed consolidated financial statements

BECTON, DICKINSON AND COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

Millions of dollars, except per share data

(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2014	2013	2014	2013
Revenues	$2,072	$2,000	$4,086	$3,901

Cost of products sold	1,019	982	1,999	1,876
Selling and administrative	525	515	1,056	1,010
Research and development	147	122	273	241

Total Operating Costs and Expenses	1,690	1,619	3,327	3,127

Operating Income	381	381	759	773
Interest income	10	12	24	20
Interest expense	(33)	(35)	(67)	(70)
Other income, net	5	2	6	3

Income From Continuing Operations Before Income Taxes	363	360	722	726
Income tax provision	76	84	164	180

Income From Continuing Operations	287	276	558	546
Income (Loss) from Discontinued Operations, net	—	—	—	355

Net Income	$287	$276	$558	$901

Basic Earnings per Share:
Income from Continuing Operations	$1.48	$1.42	$2.88	$2.79
Income (Loss) from Discontinued Operations	—	—	—	1.81

Basic Earnings per Share	$1.48	$1.42	$2.88	$4.61

Diluted Earnings per Share:
Income from Continuing Operations	$1.45	$1.39	$2.82	$2.74
Income (Loss) from Discontinued Operations	—	—	—	1.78

Diluted Earnings per Share	$1.45	$1.39	$2.82	$4.53

Dividends per Common Share	$0.545	$0.495	$1.090	$0.990

Amounts may not add due to rounding.

See notes to condensed consolidated financial statements

BECTON, DICKINSON AND COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Millions of dollars

(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2014	2013	2014	2013
Net Income	$287	$276	$558	$901
Other Comprehensive Income (Loss), Net of Tax
Foreign currency translation adjustments	9	(72)	15	(34)
Defined benefit pension and postretirement plans	35	14	43	27
Unrealized gains on cash flow hedges, net of amounts realized	1	1	2	5

Other Comprehensive Income (Loss), Net of Tax	45	(57)	60	(1)

Comprehensive Income	$332	$219	$619	$900

Amounts may not add due to rounding.

See notes to condensed consolidated financial statements

BECTON, DICKINSON AND COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Millions of dollars

(Unaudited)

	Six Months Ended March 31,
	2014	2013
Operating Activities
Net income	$558	$901
Less: Income from discontinued operations, net	—	355

Income from continuing operations	558	546
Adjustments to income from continuing operations to derive net cash provided by continuing operating activities, net of amounts acquired:
Depreciation and amortization	272	265
Share-based compensation	67	58
Deferred income taxes	(24)	(1)
Change in operating assets and liabilities	(113)	(264)
Pension obligation	(19)	(88)
Other, net	25	25

Net Cash Provided by Continuing Operating Activities	768	543

Investing Activities
Capital expenditures	(214)	(197)
Capitalized software	(31)	(32)
(Purchases of) proceeds from investments, net	(173)	116
Acquisitions of businesses, net of cash acquired	(40)	(138)
Divestitures of businesses	—	720
Other, net	(41)	(53)

Net Cash (Used for) Provided by Continuing Investing Activities	(498)	415

Financing Activities
Change in short-term debt	(6)	—
Repurchase of common stock	(213)	(356)
Excess tax benefits from payments under share-based compensation plans	19	14
Dividends paid	(211)	(193)
Issuance of common stock and other, net	(10)	36

Net Cash Used for Financing Activities	(422)	(500)

Discontinued Operations
Net cash used for operating activities	—	(100)

Net Cash Used for Discontinued Operations	—	(100)
Effect of exchange rate changes on cash and equivalents	(7)	(5)

Net (decrease) increase in cash and equivalents	(159)	353
Opening Cash and Equivalents	1,890	1,671

Closing Cash and Equivalents	$1,731	$2,024

Amounts may not add due to rounding.

See notes to condensed consolidated financial statements

BECTON, DICKINSON AND COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

Note 1 – Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, in the opinion of the management of the Company, include all adjustments which are of a normal recurring nature, necessary for a fair presentation of the financial position and the results of operations and cash flows for the periods presented. However, the financial statements do not include all information and accompanying notes required for a presentation in accordance with U.S. generally accepted accounting principles. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s 2013 Annual Report on Form 10-K. Within the financial statements and tables presented, certain columns and rows may not add due to the use of rounded numbers for disclosure purposes. Percentages and earnings per share amounts presented are calculated from the underlying amounts. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year.

Note 2 – Accumulated Other Comprehensive Income

The components and changes in accumulated other comprehensive income (loss) for the six-month period ended March 31, 2014 were as follows:

(millions of dollars)	Total	Foreign Currency Translation Adjustments	Benefit Plans Adjustments(A)	Unrealized Losses on Cash Flow Hedges(B)
Balance at September 30, 2013	$(516)	$74	$(558)	$(31)
Other comprehensive income before reclassifications	41	15	27	—
Amounts reclassified into income (C)	19	—	17	2

Balance at March 31, 2014	$(455)	$88	$(514)	$(29)

(A)	The reclassifications from accumulated other comprehensive income (loss) are included in the computation of net periodic pension cost and additional details are provided in Note 7. The reclassification amount for the three months ended March 31, 2014 was $8 million. The reclassification amounts for the three and six months ended March 31, 2013 were $14 million and $27 million, respectively. Amounts are net of taxes.
(B)	The reclassification amount for the three months ended March 31, 2014 was $1 million. The reclassification amounts for the three and six months ended March 31, 2013 were $2 million and $3 million, respectively. Additional details regarding the reclassifications from accumulated other comprehensive income (loss) related to cash flow hedges are provided in Note 10. Amounts are net of taxes.
(C)	The benefit plan-related amount is not reclassified into income in its entirety. The reclassification amounts related to cash flow hedges for the three and six months ended March 31, 2014 and 2013 were primarily recorded in Interest expense.

The gain in foreign currency translation adjustments for the six months ended March 31, 2014 was primarily attributable to the strengthening of the Euro against the U.S. dollar, partially offset by the weakening of currencies in Latin America and Asia Pacific, as well as the weakening of the Canadian Dollar, against the U.S. dollar during the period.

The income tax provision associated with the net gain recorded in other comprehensive income as a result of the Company’s remeasurement of its U.S. postretirement healthcare benefit plan in the second quarter of fiscal year 2014 was $16 million. Additional disclosures regarding this remeasurement are provided in Note 7. The income tax benefits associated with the benefit plan-related reclassification adjustments for amortization of prior service credit and amortization of net actuarial losses for the three months ended March 31, 2014 and 2013 were $4 million and $8 million, respectively. The income tax benefits associated with the reclassification adjustments for amortization of prior service credit and amortization of net actuarial losses for the six months ended March 31, 2014 and 2013 were $9 million and $15 million, respectively.

There were no unrealized gains or losses recognized on cash flow hedges in the three and six months ended March 31, 2014. The income tax benefit recorded in the three months ended March 31, 2013 for unrealized losses on cash flow hedges was immaterial and the income tax provision recorded in the six months ended March 31, 2013 for unrealized gains on cash flow hedges was $1 million. The tax benefits associated with the reclassification adjustments for realized hedge losses in the three months ended March 31, 2014 and 2013 were $1 million for both periods. The tax benefits associated with the reclassification adjustments for realized hedge losses in the six months ended March 31, 2014 and 2013 were $1 million and $2 million, respectively.

Note 3 – Earnings per Share

The weighted average common shares used in the computations of basic and diluted earnings per share (shares in thousands) were as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2014	2013	2014	2013
Average common shares outstanding	193,609	194,609	193,909	195,528
Dilutive share equivalents from share-based plans	3,879	3,534	4,089	3,540

Average common and common equivalent shares outstanding – assuming dilution	197,488	198,143	197,998	199,068

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

The Company was named as a defendant in the following purported class action suits brought on behalf of indirect purchasers of the Company’s products, such as hospitals and retailers (the “Hospital Plaintiffs”), alleging that the Company violated federal and state antitrust laws, resulting in the charging of higher prices for the Company’s products to the plaintiffs and other purported class members.

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

The plaintiffs in each of the above antitrust class action lawsuits sought monetary damages. These antitrust class action lawsuits were consolidated for pre-trial purposes in a Multi-District Litigation in Federal court in New Jersey.

Pursuant to a settlement agreement that the Company entered into with the Hospital Plaintiffs on July 30, 2013 and following approval by the New Jersey District Court (on a preliminarily basis in November 2013 and on a final basis in March 2014), the Company has paid $22 million in exchange for a release by all potential class members of the indirect purchaser claims related to the products and acts enumerated in the complaint, and a dismissal of the case with prejudice.

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

Note 5 – Segment Data

The Company’s organizational structure is based upon its three principal business segments: BD Medical (“Medical”), BD Diagnostics (“Diagnostics”) and BD Biosciences (“Biosciences”). These segments are strategic businesses that are managed separately because each one develops, manufactures and markets distinct products and services. The Company evaluates performance of its business segments and allocates resources to them primarily based upon operating income. Segment operating income represents revenues reduced by product costs and operating expenses. Segment Operating Income for the Medical and Biosciences segments for the six months ended March 31, 2014 reflect a correction of a $6 million misallocation of costs between the segments for the three months ended December 31, 2013 which was identified subsequent to the issuance of the Company’s condensed consolidated financial statements for the first quarter of fiscal year 2014. This misallocation, which had no impact on the Company’s consolidated results of operations, financial position, or cash flows, resulted in an understatement of the Medical segment’s selling and administrative expense with an offsetting overstatement of the Biosciences segment’s selling and administrative expense. Financial information for the Company’s segments was as follows:

	Three Months Ended March 31,			Six Months Ended March 31,
(millions of dollars)	2014		2013	2014		2013
Revenues (A)
Medical	$1,116		$1,062	$2,180		$2,045
Diagnostics	653		659	1,325		1,311
Biosciences	302		279	581		544

Total Revenues	$2,072		$2,000	$4,086		$3,901

Segment Operating Income
Medical	$317		$291	$611		$579
Diagnostics	131	(B)	145	293	(B)	315
Biosciences	67	(C)	71	139	(C)	136

Total Segment Operating Income	515		507	1,043		1,030
Unallocated Items (D)	(152	) (E)	(147)	(321	) (E)	(304)

Income from Continuing Operations Before Income Taxes	$363		$360	$722		$726

(A)	Intersegment revenues are not material.
(B)	Includes an $11 million charge that resulted from the early termination of a European distributor agreement.
(C)	Includes a $20 million charge primarily resulting from the discontinuance of an instrument product development program. The charge is largely attributable to capitalized product software, but also includes a lesser amount attributable to fixed assets.
(D)	Includes primarily interest, net; foreign exchange; corporate expenses; and share-based compensation expense.
(E)	Includes an $8 million gain resulting from the Company’s receipt of cash proceeds from the sale of a company in which it held a small equity ownership interest.

	Three Months Ended March 31,		Six Months Ended March 31,
(millions of dollars)	2014	2013	2014	2013
Revenues by Organizational Units
BD Medical
Medical Surgical Systems	$551	$539	$1,130	$1,075
Diabetes Care	251	232	514	475
Pharmaceutical Systems	314	291	535	496

Total	1,116	1,062	2,180	2,045

BD Diagnostics
Preanalytical Systems	342	330	690	665
Diagnostic Systems	311	329	636	646

Total	653	659	1,325	1,311

BD Biosciences	302	279	581	544

Total Revenues	$2,072	$2,000	$4,086	$3,901

Revenues by geographic areas were as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
(millions of dollars)	2014	2013	2014	2013
Total Revenues
United States	$826	$824	$1,675	$1,654
International	1,246	1,177	2,412	2,247

Total Revenues	$2,072	$2,000	$4,086	$3,901

Note 6 – Share-Based Compensation

The Company grants share-based awards under the 2004 Employee and Director Equity-Based Compensation Plan (the “2004 Plan”), which provides long-term incentive compensation to employees and directors. The Company believes that such awards align the interests of its employees and directors with those of its shareholders.

The fair value of share-based payments is recognized as compensation expense in net income. For the three months ended March 31, 2014 and 2013, compensation expense charged to income was $25 million and $21 million, respectively. For the six months ended March 31, 2014 and 2013, compensation expense was $67 million and $58 million, respectively.

The amount of unrecognized compensation expense for all non-vested share-based awards as of March 31, 2014 was approximately $156 million, which is expected to be recognized over a weighted-average remaining life of approximately 2.2 years.

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

Effective April 1, 2014, the Company replaced its current post-65 group medical coverage with a new approach for retirees age 65 and older and their eligible dependents to access post-65 retiree medical and prescription drug coverage in the U.S. Such changes were communicated to active employees and retirees in early January 2014 and as such, the Company remeasured its U.S. postretirement healthcare benefit plan as of January 1, 2014. The impact of this plan change and remeasurement is immaterial to the Company’s consolidated financial results. The plan design changes included, among other modifications, a replacement of the Company-sponsored healthcare coverage program for post-65 retirees with contributions to a health reimbursement account that can be used to purchase coverage through a Medicare insurance exchange.

Net pension and postretirement cost included the following components for the three months ended March 31:

	Pension Plans		Other Postretirement Benefits
(millions of dollars)	2014	2013	2014	2013
Service cost	$18	$21	$1	$1
Interest cost	23	22	2	3
Expected return on plan assets	(31)	(29)	—	—
Amortization of prior service credit	(4)	(3)	(1)	—
Amortization of loss	12	19	1	1

Net pension and postretirement cost	$18	$29	$2	$5

Net pension and postretirement cost included the following components for the six months ended March 31:

	Pension Plans		Other Postretirement Benefits
(millions of dollars)	2014	2013	2014	2013
Service cost	$35	$42	$2	$3
Interest cost	46	43	5	5
Expected return on plan assets	(62)	(58)	—	—
Amortization of prior service credit	(8)	(7)	(2)	(1)
Amortization of loss	24	38	1	2

Net pension and postretirement cost	$35	$58	$6	$9

The amounts provided above for amortization of prior service credit and amortization of loss represent the reclassifications of prior service credits and net actuarial losses that were recognized in Accumulated other comprehensive (loss) income in prior periods.

Postemployment benefit costs were $12 million for the three-month periods ended March 31, 2014 and 2013 and $23 million for the six-month periods ended March 31, 2014 and 2013.

Note 8 – Divestiture

On October 31, 2012, the Company completed the sale of its BD Biosciences—Discovery Labware unit, excluding its Advanced Bioprocessing platform. Gross cash proceeds from the sale were approximately $740 million, subject to post-closing adjustments. Total gross proceeds included a payment of approximately $16 million received in the third quarter of fiscal year 2013 as reimbursement of additional tax costs incurred by the Company as a result of the buyer’s treatment of the acquisition as an asset purchase for federal tax purposes. The Company recognized a pre-tax gain on sale from this divestiture of $577 million. The after-tax gain recognized from this divestiture was $355 million. As a result of this divestiture, the Company derecognized $17 million of goodwill, allocated based upon the relative fair values of the disposed assets.

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

Results of discontinued operations were as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2014	2013	2014	2013
(millions of dollars)
Revenues	$—	$—	$—	$20

Income (loss) from discontinued operations before income taxes	—	(2)	—	570
Less income tax provision (benefit)	—	(1)	—	215

Income (loss) from discontinued operations, net	$—	$—	$—	$355

Note 9 – Intangible Assets

Intangible assets consisted of:

	March 31, 2014		September 30, 2013
(millions of dollars)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets
Core and developed technology	$965	$425	$942	$401
Product rights	166	29	167	24
Patents, trademarks, and other	326	238	349	254

Amortized intangible assets	$1,458	$693	$1,457	$679

Unamortized intangible assets
Acquired in-process research and development	$54		$54
Trademarks	2		2

Unamortized intangible assets	$56		$56

Intangible amortization expense for the three months ended March 31, 2014 and 2013 was $21 million and $22 million, respectively. Intangible amortization expense for the six months ended March 31, 2014 and 2013 was $42 million and $41 million, respectively.

The following is a reconciliation of goodwill by business segment:

(millions of dollars)	Medical	Diagnostics	Biosciences	Total
Goodwill as of September 30, 2013	$511	$378	$220	$1,109
Acquisitions (A)	—	13	—	13
Currency translation/other (B)	1	1	—	2

Goodwill as of March 31, 2014	$512	$392	$220	$1,124

(A)	Represents goodwill recognized upon the Company’s acquisition of Alverix, Inc. in the second quarter of fiscal year 2014.
(B)	Includes amounts resulting from foreign currency translation as well as acquisition accounting adjustments.

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

The total notional amounts of the Company’s outstanding foreign exchange contracts as of March 31, 2014 and September 30, 2013 were $1.4 billion and $2.2 billion, respectively.

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

Changes in the fair value of the interest rate swaps designated as cash flow hedges (i.e., hedging the exposure to variability in expected future cash flows that is attributable to a particular risk) are offset by amounts recorded in Other comprehensive income (loss). If interest rate derivatives designated as cash flow hedges are terminated, the balance in Accumulated other comprehensive income (loss) attributable to those derivatives is reclassified into earnings over the remaining life of the hedged debt. Losses on interest rate swaps designated as cash flow hedges recognized in the consolidated statements of income for the three and six months ended March 31, 2014 and 2013 were immaterial. The net realized loss, related to terminated interest rate swaps, expected to be reclassified and recorded in Interest expense within the next 12 months is $6 million, net of tax. The Company had no outstanding interest rate swaps designated as cash flow hedges as of March 31, 2014 or as of September 30, 2013.

In March 2014, the Company entered into fixed-to-floating interest rate swap agreements with a consolidated notional amount of $250 million. These agreements were entered into to convert the interest payments on $250 million of the Company’s 3.125% notes, due November 8, 2021, from the fixed rate to a floating interest rate based on LIBOR. These interest rate swaps were designated as fair value hedges. Changes in the fair value of the interest rate swaps offset changes in the fair value of the fixed rate debt, and an immaterial loss was recorded on these fair value hedges, as well as an offsetting gain on the underlying debt instrument, during the second quarter of fiscal year 2014.

Other Risk Exposures

The Company purchases resins, which are oil-based components used in the manufacture of certain products. Significant increases in world oil prices that lead to increases in resin purchase costs could impact future operating results. From time to time, the Company has managed price risks associated with these commodity purchases. The Company had no outstanding commodity derivative contracts designated as cash flow hedges as of March 31, 2014 and September 30, 2013. Reclassifications from Accumulated other comprehensive income (loss) relating to commodity derivative contracts are recorded in Cost of products sold. There were no gains or losses on commodity derivative contracts recognized in the consolidated statements of income for the three months ended March 31, 2014. Gains and losses on commodity derivative contracts recognized in the consolidated statements of income for the six months ended March 31, 2014 and the three and six months ended March 31, 2013 were immaterial.

Effects on Consolidated Balance Sheets

The location and amounts of derivative instrument fair values in the consolidated balance sheet are segregated below between designated, qualifying hedging instruments and ones that are not designated for hedge accounting.

(millions of dollars)	March 31, 2014	September 30, 2013
Asset derivatives-undesignated for hedge accounting
Forward exchange contracts	6	13

Total asset derivatives (A)	$6	$13

Liability derivatives-undesignated for hedge accounting
Forward exchange contracts	5	7

Total liability derivatives (B)	$5	$7

(A)	All asset derivatives are included in Prepaid expenses, deferred taxes and other.
(B)	All liability derivatives are included in Accrued expenses.

Effects on Consolidated Statements of Income

Cash flow hedges

The Company’s designated derivative instruments have been highly effective. As such, there were no gains or losses, related to hedge ineffectiveness or amounts excluded from hedge effectiveness testing, recognized immediately in income for the three and six-month periods ending March 31, 2013 relating to commodity derivative contracts outstanding at March 31, 2013.

Undesignated hedges

The location and amount of gains and losses recognized in income on derivatives not designated for hedge accounting were as follows:

(millions of dollars)		Amount of Gain (Loss) Recognized in Income on Derivatives
Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivatives	Three Months Ended March 31,		Six Months Ended March 31,
		2014	2013	2014	2013
Forward exchange contracts (A)	Other income (expense)	$(1)	$(9)	$5	$4

(A)	The gains and losses on forward contracts and currency options utilized to hedge the intercompany transactional foreign exchange exposures are largely offset by gains and losses on the underlying hedged items in Other income (expense).

Note 11 – Financial Instruments and Fair Value Measurements

The fair values of financial instruments, including those not recognized on the statement of financial position at fair value, carried at March 31, 2014 and September 30, 2013 are classified in accordance with the fair value hierarchy in the tables below:

		Basis of Fair Value Measurement
(millions of dollars)	March 31, 2014 Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Institutional money market investments	$1,022	$1,022	$—	$—
Forward exchange contracts	6	—	6	—

Total Assets	$1,028	$1,022	$6	$—

Liabilities
Forward exchange contracts	$5	$—	$5	$—
Contingent consideration liabilities	24	—	—	24

Total Liabilities	$29	$—	$5	$24

		Basis of Fair Value Measurement
(millions of dollars)	September 30, 2013 Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Institutional money market investments	$881	$881	$—	$—
Forward exchange contracts	13	—	13	—

Total Assets	$895	$881	$13	$—

Liabilities
Forward exchange contracts	$7	$—	$7	$—
Contingent consideration liabilities	23	—	—	23

Total Liabilities	$30	$—	$7	$23

The Company’s institutional money market accounts permit daily redemption and the fair values of these investments are based upon the quoted prices in active markets provided by the holding financial institutions. The Company’s remaining cash equivalents were $709 million and $1.009 billion at March 31, 2014 and September 30, 2013, respectively. Short-term investments are held to their maturities and are carried at cost, which approximates fair value. The cash equivalents consist of liquid investments with a maturity of three months or less and the short-term investments consist of instruments with maturities greater than three months and less than one year.

The Company measures the fair value of forward exchange contracts and interest rate swaps based upon the present value of expected future cash flows using market-based observable inputs including credit risk, interest rate yield curves, foreign currency spot prices and forward prices.

Long-term debt is recorded at amortized cost. The fair value of long-term debt is measured based upon quoted prices in active markets for similar instruments, which are considered Level 2 inputs in the fair value hierarchy. The fair value of long-term debt was $4.1 billion and $4.0 billion at March 31, 2014 and September 30, 2013, respectively.

The contingent consideration liabilities were recognized as part of the consideration transferred in the Company’s acquisition of the following: KIESTRA, which occurred in the second quarter of fiscal year 2012; Sirigen, which occurred in the fourth quarter of fiscal year 2012; and Cato, which occurred in the second quarter of fiscal year 2013. The fair values of the contingent consideration liabilities were estimated using probability-weighted discounted cash flow models that were based upon the probabilities assigned to the contingent events. The estimated fair values of the contingent consideration liabilities are remeasured at each reporting period based upon increases or decreases in the probability of the contingent payments. The changes to the total contingent consideration liability in the three and six-month periods ending March 31, 2014 were immaterial.

The Company’s policy is to recognize any transfers into fair value measurement hierarchy levels and transfers out of levels at the beginning of each reporting period. There were no transfers in and out of Level 1, Level 2 or Level 3 measurements for the three and six months ended March 31, 2014 and 2013.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following commentary should be read in conjunction with the condensed consolidated financial statements and accompanying notes. Within the tables presented throughout this discussion, certain columns may not add due to the use of rounded numbers for disclosure purposes. Percentages and earnings per share amounts presented are calculated from the underlying amounts.

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

BD’s products are manufactured and sold worldwide. We organize our operations outside the United States as follows: Europe (which includes the Middle East and Africa); Greater Asia (which includes Japan and Asia Pacific); Latin America (which includes Mexico and Brazil) and Canada. We continue to pursue growth opportunities in emerging markets, which include the following geographic regions: Eastern Europe, the Middle East, Africa, Latin America and Asia Pacific (excluding Japan). We are particularly focused on certain countries whose economic and healthcare sectors are growing rapidly, in particular, China, India, Brazil and Turkey.

Overview of Financial Results and Financial Condition

Second quarter revenues of $2.1 billion represented an increase of 3.6% from the prior year’s period and reflected volume increases of approximately 5.1%, partially offset by unfavorable foreign exchange translation of approximately 1.5%. Pricing had an immaterial impact on revenue growth in the quarter, although we contemplate some less favorable pricing in the last half of fiscal year 2014. Revenue growth in the current year’s period was driven by strong growth in our Medical and Biosciences segments. Medical segment growth reflected continued strong sales of pen needles in the Diabetes Care unit as well as favorable timing of orders in the Pharmaceutical Systems unit. Second quarter revenues in our Diagnostics segment benefitted from solid growth in our Preanalytical Systems unit but were unfavorably impacted by lower sales from the Women’s Health and Cancer platform. Biosciences segment revenue growth reflected solid instrument placements and reagent sales, strong growth in emerging markets and some timing benefits. U.S. revenue growth for the quarter was unfavorably impacted by key challenges in the Diagnostics segment, as discussed further below. Second quarter revenues reflected strong international safety and emerging markets sales as these areas continue to be key growth drivers for the Company. Sales in the United States of safety-engineered devices in the second quarter of 2014 of $287 million were flat compared with the prior year’s quarter. International sales of safety-engineered devices of $244 million in the second quarter of fiscal year 2014 grew 7.3% over the prior year’s period, including an estimated 3.9% unfavorable impact due to foreign currency translation. International safety-engineered device revenue growth continues to be driven by strong growth in Western Europe and emerging markets.

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

In addition to the economic conditions in the United States and elsewhere, numerous other factors can affect our ability to achieve our goals including, without limitation, increased competition and healthcare reform initiatives. For example, the U.S. Patient Protection and Affordable Care Act contains certain tax provisions that affect BD. The most significant impact is the medical device excise tax that imposed a 2.3% tax on certain U.S. sales of medical devices. This tax became effective at the beginning of BD’s second quarter of fiscal year 2013. The incremental first quarter fiscal year 2014 impact of this tax on selling and administrative expense for the first six months of fiscal year 2014 was an increase of $14 million.

Our financial position remains strong, with cash flows from operating activities totaling $768 million in the first six months of 2014. At March 31, 2014, we had $2.6 billion in cash and equivalents and short-term investments. Also, we continued to return value to our shareholders in the form of share repurchases and dividends. During the first six months of 2014, we repurchased $213 million of our common stock and paid cash dividends of $211 million.

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

Comparisons of income from continuing operations between the second quarter and six-month periods of fiscal year 2014 and the prior-year periods of fiscal year 2013 are affected by the following items that were recorded in our financial results during the second quarter and six-month periods ended March 31, 2014:

•	Our Biosciences segment results reflect a pre-tax charge of $20 million, or $0.06 diluted earnings per share from continuing operations, in Research and development, for asset write-offs primarily resulting from the discontinuance of an instrument product development program. The charge is largely attributable to capitalized product software, but also includes a lesser amount attributable to fixed assets.

•	Our Diagnostics segment results reflect a pre-tax charge of $11 million, or $0.04 diluted earnings per share from continuing operations, in Selling and administrative, for contract termination costs that resulted from the early termination of a European distributor arrangement.

•	Our unallocated corporate results reflect a pre-tax gain of $8 million, or $0.03 diluted earnings per share from continuing operations, in Other income, net resulting from the Company’s receipt of cash proceeds from the sale of a company in which it held a small equity ownership interest.

Results of Operations

Revenues

Refer to Note 5 in the Notes to Condensed Consolidated Financial Statements for segment financial data.

Medical Segment

Second quarter revenues of $1.1 billion increased 5.1% over the prior year’s quarter, which reflected an estimated unfavorable foreign currency translation impact of 1.2%.

The following is a summary of second quarter Medical revenues by organizational unit:

	Three months ended March 31,
(millions of dollars)	2014	2013	Total Change	Estimated Foreign Exchange Impact
Medical Surgical Systems	$551	$539	2.3%	(2.1)%
Diabetes Care	251	232	8.1%	(2.3)%
Pharmaceutical Systems	314	291	7.9%	1.3%

Total Revenues	$1,116	$1,062	5.1%	(1.2)%

Medical segment revenue growth was driven by new products, strength of emerging market sales and some timing benefits. Second quarter revenue growth in the Medical Surgical Systems unit reflected both strong emerging market and international safety sales. The Diabetes Care unit’s revenue growth reflected continued strong sales of pen needles, particularly the BD Ultra-Fine™ Nano and AutoShield™ Duo products. Revenue growth in the Pharmaceutical Systems unit reflected favorable timing of orders. Global sales of safety-engineered products were $263 million, as compared with $256 million in the prior year’s quarter, and included an estimated $4 million unfavorable impact due to foreign currency translation. Total Medical revenues for the six-month period ended March 31, 2014 increased by 6.6% from the prior-year six-month period, including an estimated 0.8% unfavorable impact from foreign currency translation. For the six-month period ended March 31, 2014, global sales of safety-engineered products were $548 million, compared with $508 million in the prior year’s period, and included an estimated $7 million unfavorable impact due to foreign currency translation.

Medical operating income for the second quarter was $317 million, or 28.4% of Medical revenues, compared with $291 million, or 27.4% of segment revenues, in the prior year’s quarter. Gross profit margin was higher in the current quarter than the second quarter of 2013 due to lower manufacturing costs resulting from continuous improvement projects, particularly Project ReLoCo, favorable pricing on certain product lines and lower pension costs. Gross profit margin in the current year’s quarter also reflected the impact of a favorable product mix resulting from higher relative growth in sales of products which have higher gross margins. These favorable impacts on gross profit margin were partially offset by unfavorable foreign currency translation, higher start-up costs and higher raw material costs. See further discussion on gross profit margin below. Selling and administrative expense as a percent of Medical revenues in the second quarter of 2014 was lower as compared with the second quarter of 2013 primarily due to the favorable impact of higher sales growth in the current year’s period. Research and development expenses for the quarter increased $3 million, or 6% above the prior year’s period, reflecting ongoing investment in new products and platforms. Segment operating income for the six-month period was $611 million, or 28.0% of Medical revenues, compared with $579 million, or 28.3%, in the prior year’s period.

Diagnostics Segment

Second quarter revenues of $653 million decreased 0.9% compared with the prior year’s quarter, which reflected an estimated unfavorable foreign currency translation impact of 1.9%.

The following is a summary of second quarter Diagnostics revenues by organizational unit:

	Three months ended March 31,
(millions of dollars)	2014	2013	Total Change	Estimated Foreign Exchange Impact
Preanalytical Systems	$342	$330	3.7%	(1.8)%
Diagnostic Systems	311	329	(5.5)%	(1.9)%

Total Revenues	$653	$659	(0.9)%	(1.9)%

Diagnostics segment revenues for the quarter reflected solid sales of safety-engineered products in the Preanalytical Systems unit. Global sales of safety-engineered products in the Preanalytical Systems unit totaled $268 million, compared with $258 million in the prior year’s quarter, and included an estimated $5 million unfavorable impact due to foreign currency translation. Diagnostic Systems revenue growth in the quarter was unfavorably impacted by lower sales from the Women’s Health and Cancer platform due to guidelines providing for increased Pap smear testing intervals, as well as share losses in the United States. Total Diagnostics revenues for the six-month period ended March 31, 2014 increased by 1.1% from the prior-year six-month period, including an estimated 1.5% unfavorable impact from foreign currency translation. For the six-month period ended March 31, 2014, global sales of safety-engineered products in the Preanalytical Systems unit were $540 million, compared with $517 million in the prior year’s period, and included an estimated $6 million unfavorable impact due to foreign currency translation.

Diagnostics operating income for the second quarter was $131 million, or 20.1% of Diagnostics revenues, compared with $145 million, or 22.0% of segment revenues, in the prior year’s quarter. Gross profit margin was lower in the second quarter of fiscal year 2014 compared with the second quarter of 2013 primarily due to unfavorable foreign currency translation and higher raw material costs. Gross profit margin in the current year’s quarter also reflected the impact of an unfavorable product mix resulting from lower relative growth in sales of products which have higher gross margins. These unfavorable impacts on gross profit margin were partially offset by lower manufacturing costs from continuous improvement projects, lower pension costs and the favorable comparison to the prior-year period which was impacted by product remediation costs. See further discussion on gross profit margin below. Selling and administrative expense as a percentage of Diagnostics revenues in the second quarter of 2014 was higher compared with the second quarter of 2013. Aggregate expenses in the second quarter of fiscal year 2014 reflected the charge relating to the early termination of a distributor arrangement previously discussed, partially offset by a reversal of bad debt expense further discussed below. Research and development expenses in the second quarter of 2014 decreased by $3 million, or 8% compared with the prior year’s period. Segment operating income for the six-month period was $293 million, or 22.1% of Diagnostics revenues, compared with $315 million, or 24.0%, in the prior year’s period.

Biosciences Segment

Second quarter revenues of $302 million increased 8.2% over the prior year’s quarter, which reflected an estimated unfavorable foreign currency translation impact of 2.0%. Biosciences segment revenue growth was driven by solid instrument placements, solid clinical and research reagent sales and strong sales growth in emerging markets. Revenue growth in the second quarter also benefitted from the timing of a government order in Latin America, a large tender order in Africa and more normalized stimulus spending in Japan. Growth in the second half of this fiscal year is expected to decelerate, due to these timing items. For the six-month period ended March 31, 2014, total Biosciences revenues increased by 6.8% from the prior-year six-month period, including an estimated 1.2% unfavorable impact from foreign currency translation.

Biosciences operating income for the second quarter was $67 million, or 22.1% of Biosciences revenues, compared with $71 million, or 25.6% of segment revenues, in the prior year’s quarter. Gross profit margin as a percent of Biosciences revenues was higher in the current quarter as compared with the prior year’s quarter reflecting the favorable impact of a favorable product mix resulting from higher relative growth in sales of products which have higher gross margins. See further discussion on gross profit margin below. Selling and administrative expense as a percentage of Biosciences revenues in the second quarter of 2014 was lower than in the second quarter of 2013 due to the reversal of bad debt expense further discussed below. Selling and administrative expense as a percent of Biosciences revenues also reflected the favorable impact of higher sales growth in the current year’s period. Research and development expenses in the second quarter of 2014 increased by $20 million, or 77% compared with the prior year’s period, reflecting the asset write-off primarily resulting from the discontinuance of an instrument product development program previously discussed. Segment operating income for the six-month period was $139 million, or 23.9% of Biosciences revenues, compared with $136 million, or 25.1%, in the prior year’s period.

Geographic Revenues

Revenues in the United States for the second quarter of $826 million were flat compared to the prior year’s period with growth of 0.2%. U.S. revenue growth in our Medical segment was attributable to continued strong sales of pen needles in the Diabetes Care unit and the favorable timing of orders in the Pharmaceutical Systems unit. U.S. Diagnostics growth was unfavorably impacted by the continued decline in Women’s Health and Cancer platform sales, as previously discussed, coupled with a mild influenza season. These unfavorable impacts were partially offset by solid growth in the Preanalytical Systems unit and strong growth in sales of the BD MaxTM platform. U.S. Biosciences revenues reflected continued stability in the U.S. market.

International revenues for the second quarter of $1.2 billion represented an increase of 5.9% over the prior year’s quarter, including a 2.6% unfavorable impact due to foreign currency translation. International revenues for the second quarter of fiscal year 2014 reflected strong performance across all segments, including double-digit growth, on a foreign currency-neutral basis, in emerging markets, including China. International Medical and Diagnostics revenue growth also reflected strong sales of safety-engineered products. Biosciences international revenue growth reflected some timing benefits, as previously discussed.

Gross Profit Margin

Gross profit margin was 50.8% for the second quarter, compared with 50.9% for the comparable prior-year period. The decrease in gross profit margin reflected an estimated unfavorable impact of 70 basis points relating to foreign currency translation. Operating performance was favorably impacted by approximately 90 basis points primarily due to lower manufacturing costs from continuous improvement projects, lower pension costs and net favorable product mix resulting from higher relative growth in sales of products which have higher gross margins. These favorable impacts on operating performance were partially offset by approximately 30 basis points primarily due to higher start-up costs and higher raw material costs.

Gross profit margin was 51.1% in the six-month period of 2014, compared with 51.9% for the comparable prior-year period. The decrease in gross profit margin reflected an estimated unfavorable impact of 90 basis points relating to foreign currency translation. Operating performance was favorably impacted by approximately 85 basis points primarily due to lower manufacturing costs from continuous improvement projects and lower pension costs. These favorable impacts on operating performance were partially offset by approximately 75 basis points primarily due to net unfavorable product mix resulting from lower relative growth in sales of products which have higher gross margins, as well as higher start-up costs and raw material costs.

Selling and Administrative Expense

Selling and administrative expense was 25.3% of revenues for the second quarter, compared with 25.7% for the prior year’s period. Aggregate expenses for the second quarter reflected an increase in core spending of $22 million, including spending relating to the expansion of our business in emerging markets. Aggregate expenses for the second quarter of 2014 also reflected the $11 million charge relating to the early termination of a distributor arrangement previously discussed. Selling and administrative expense in the current year’s period was favorably impacted by lower pension costs of approximately $6 million, favorable foreign currency translation of approximately $8 million and a decrease in the deferred compensation liability of $3 million. This change in the deferred compensation liability is further discussed below. Selling and administrative expense in the current year’s period was also favorably impacted by the reversal of $6 million of bad debt expense relating to the collection of government receivable balances in Spain, as further discussed below.

Selling and administrative expense was 25.8% of revenues for the six-month period of fiscal year 2014, compared with 25.9% for the prior year’s period. Aggregate expenses for the second quarter reflected an increase in core spending of $48 million, including spending relating to the expansion of our business in emerging markets. Aggregate expenses for the second quarter of 2014 also reflected the incremental first quarter fiscal year 2014 impact of $14 million related to the medical device excise tax previously discussed, as well as the $11 million early termination charge. Aggregate expenses in the current year-to-date period also reflected an increase in the deferred compensation liability of $2 million. These increases were partially offset by favorable foreign currency translation of $12 million, lower pension costs of approximately $12 million and the $6 million reversal of bad debt expense.

Research and Development Expense

Research and development expense was $147 million, or 7.1% of revenues, for the second quarter, representing an increase of 20.0% compared with the prior year’s amount of $122 million, or 6.1% of revenues. Research and development expense was $273 million, or 6.7% of revenues, for the six-month period in the current year, representing an increase of 13.4% compared with the prior year’s amount of $241 million, or 6.2% of revenues. These increases in research and development expense compared with the prior year’s periods reflected the $20 million asset write-off primarily resulting from the discontinuance of an instrument product development program previously discussed. The increases also reflected increased investment in new products and platforms within the Medical segment.

Non-Operating Expense and Income

Interest income was $10 million in the second quarter, compared with $12 million in the prior year’s period. The decrease in the current year’s quarter compared with the prior year’s period primarily reflected the impact of lower investment gains on assets related to our deferred compensation plan, partially offset by the impact of higher interest rates on investments outside the United States. Interest income was $24 million in the current year’s six-month period, compared with $20 million in the prior year’s period. The increase in the current year-to-date period compared with the prior year’s period primarily reflected the impact of higher investment gains on assets related to our deferred compensation plan and the impact of higher interest rates on investments outside the United States. The offsetting movements in the deferred compensation plan liability were recorded in selling and administrative expense. Interest expense was $33 million in the second quarter and $67 million in the six-month period of 2014, compared with $35 million and $70 million, respectively, in the prior year’s periods. These decreases were primarily due to lower levels of long-term fixed-rate debt.

Income Taxes

The income tax rate was 20.9% for the second quarter, compared with the prior year’s rate of 23.4%. The decrease in the income tax rate in the second quarter of fiscal year 2014 was primarily attributable to geographic mix and the benefit of some discrete one-time items. The six-month tax rate was 22.7% compared with the prior year’s rate of 24.8%. In addition to the second quarter events discussed above, the decrease in the income tax rate in the first six months of 2014 reflected a favorable comparison to the prior-year period which was unfavorably impacted by some discrete tax expenses.

Income from Continuing Operations and Diluted Earnings Per Share from Continuing Operations

Income from continuing operations and diluted earnings per share from continuing operations for the second quarter of 2014 were $287 million and $1.45, respectively. Income from continuing operations and diluted earnings per share from continuing operations for the prior year’s second quarter were $276 million and $1.39, respectively. The current quarter’s earnings reflected an estimated $0.08 unfavorable impact due to foreign currency translation. For the six-month periods, income from continuing operations and diluted earnings per share from continuing operations were $558 million and $2.82, respectively, in 2014 and $546 million and $2.74, respectively, in 2013. The incremental first quarter fiscal year 2014 impact of the medical device excise tax decreased income from continuing operations for the six-month period of fiscal year 2014 by $9 million, or $0.05 diluted earnings per share. The current year-to-date period’s earnings reflected an estimated $0.17 unfavorable impact due to foreign currency translation. The after-tax asset write-off and contract termination charges previously discussed decreased income from continuing operations for the second-quarter and six-month periods ended March 31, 2014 by $12 million, or $0.06 per share, and $8 million, or $0.04 per share, respectively. The after-tax gain from the sale of an investment previously discussed increased income from continuing operations for the second-quarter and six-month periods ended March 31, 2014 by $5 million, or $0.03 per share.

Liquidity and Capital Resources

Cash generated from operations, along with available cash and cash equivalents, is expected to be sufficient to fund our normal operating needs in fiscal year 2014. Normal operating needs in fiscal year 2014 include working capital, capital expenditures, cash dividends and common stock repurchases. Net cash provided by continuing operating activities was $768 million during the first six months of 2014, compared with $543 million in the same period in 2013. The current period change in operating assets and liabilities was a net use of cash and primarily reflected higher levels of inventory and prepaid expenses and lower levels of accounts payable and accrued expenses. These net uses of cash were partially offset by lower levels of accounts receivable. The decrease in accrued expenses included the payment of $22 million into a fund under a settlement agreement related to indirect purchaser antitrust class action cases. Refer to Note 4 in the Notes to Condensed Consolidated Financial Statements for further discussion regarding this matter. The decrease in accounts receivable reflects a $36 million payment of government receivables balances in Spain. This payment is further discussed below. Net cash provided by continuing operating activities in the second quarter of 2014 was reduced by changes in the pension obligation resulting primarily from discretionary cash contributions of $40 million. Net cash provided by continuing operating activities in the prior-year period was also reduced by changes in the pension obligation resulting primarily from discretionary cash contributions of approximately $132 million.

Net cash used for continuing investing activities for the first six months of the current year was $498 million, compared with net cash provided by continuing investing activities of $415 million in the prior-year period. Cash outflows relating to acquisitions were $40 million in the first six months of the current year as a result of the Company’s acquisition of Alverix in the second quarter of fiscal year 2014. Cash outflows relating to acquisitions of $138 million in the prior year’s period related to the Company’s acquisitions of Safety Syringes and Cato in the first and second quarters of fiscal year 2013, respectively. The prior period’s net cash provided by continuing investing activities included approximately $720 million of net proceeds from the sale of the Discovery Labware disposal group. Capital expenditures were $214 million in the first six months of 2014 and $197 million in the same period in 2013.

Net cash used for financing activities for the first six months of the current year was $422 million, compared with $500 million in the prior-year period. For the first six months of the current year, we repurchased approximately 2 million shares of our common stock for $213 million, compared with approximately 4.5 million shares of our common stock for $356 million in the prior-year period. Aggregate common stock repurchases are estimated to be approximately $450 million for the full fiscal year 2014, subject to market conditions. At March 31, 2014, a total of approximately 10.8 million common shares remained available for purchase under the Board of Directors’ July 2011 and September 2013 repurchase authorizations.

At March 31, 2014, total worldwide cash and short-term investments were approximately $2.6 billion, of which $2.2 billion was held in jurisdictions outside of the United States. We regularly review the amount of cash and short-term investments held outside the United States and currently intend to use most of such amounts to fund our international operations and their growth initiatives. However, if these amounts were moved out of these jurisdictions or repatriated to the United States, there could be adverse tax consequences.

As of March 31, 2014, total debt of $4.0 billion represented 41.8% of total capital (shareholders’ equity, net non-current deferred income tax liabilities, and debt), versus 43.1% at September 30, 2013. Short-term debt represented 5.1% and 5.2% of total debt at March 31, 2014 and September 30, 2013, respectively.

We have in place a commercial paper borrowing program that is available to meet our short-term financing needs, including working capital requirements. Borrowings outstanding under this program were $200 million at March 31, 2014. We have available a $1 billion syndicated credit facility. This credit facility, under which there were no borrowings outstanding at March 31, 2014, provides backup support for our commercial paper program and can also be used for other general corporate purposes. It includes a provision that enables BD, subject to additional commitments made by the lenders, to access up to an additional $500 million in financing through the facility, for a maximum aggregate commitment of $1.5 billion. During the third quarter of fiscal year 2014, we extended the expiration date of this credit facility to May 2018 from the original expiration date of May 2017. The credit facility includes a single financial covenant that requires BD to maintain an interest expense coverage ratio (ratio of earnings before income taxes, depreciation and amortization to interest expense) of not less than 5-to-1 for the most recent four consecutive fiscal quarters. On the last eight measurement dates, this ratio has ranged from 11-to-1 to 16-to-1. In addition, we have informal lines of credit outside the United States.

Government Receivables

Accounts receivable balances include sales to government-owned or government-supported healthcare facilities in several countries, which are subject to payment delays. Payment may be dependent upon the financial stability and creditworthiness of those countries’ national economies. In recent years, due to economic conditions in parts of Western Europe, particularly in Italy and Spain, the average length of time it takes us to collect our accounts receivable in certain regions within these countries has increased. Outstanding governmental receivable balances, net of reserves, in Italy at March 31, 2014 and September 30, 2013 were $65 million and $73 million, respectively. Outstanding governmental receivable balances, net of reserves, in Spain were $33 million and $61 million at March 31, 2014 and September 30, 2013, respectively. The March 31, 2014 balance in Spain reflects a $36 million payment received from the Spanish government in the second quarter of fiscal year 2014. As a result of this payment, we reversed $6 million of bad debt expense that was previously recorded to reserve for uncollected outstanding government receivable balances in Spain.

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

•	Weakness in the global economy and financial markets, and the potential adverse effect on the cost of operating our business, the demand for our products and services, prices for our products and services due to increases in pricing pressure, or our ability to produce our products, including the impact on developing countries.

•	Deficit reduction efforts or other adverse changes in the availability of government funding for healthcare and research, particularly in the United States and Europe, that could further weaken demand for our products and result in additional pricing pressures, as well as create potential collection risks associated with such sales, and any future U.S. federal government shutdown.

•	The consequences of the Patient Protection and Affordable Care Act in the United States, which implemented an excise tax on U.S. sales of certain medical devices, and which could result in reduced demand for our products, increased pricing pressures or otherwise adversely affect BD’s business.

•	Future healthcare reform in the countries in which we do business may also involve changes in government pricing and reimbursement policies or other cost containment reforms.

•	Changes in domestic and foreign healthcare industry practices that result in a reduction in procedures using our products or increased pricing pressures, including the continued consolidation among healthcare providers and trends toward managed care and healthcare cost containment.

•	Changes in reimbursement practices of third-party payers.

•	Our ability to penetrate developing and emerging markets, which depends on local economic and political conditions and how well we are able to acquire or form strategic business alliances with local companies and make necessary infrastructure enhancements to production facilities, distribution networks, sales equipment and technology. Our international operations also increase our compliance risks under the Foreign Corrupt Practices Act and other anti-corruption laws.

•	Political conditions in international markets, including civil unrest, terrorist activity, governmental changes, restrictions on the ability to transfer capital across borders and expropriation of assets by a government.

•	Security breaches of our computer and communications systems, including computer viruses, “hacking” and “cyber-attacks,” which could impair our ability to conduct business, or result in the loss of BD trade secrets or otherwise compromise sensitive information of BD or its customers, suppliers and other business partners.

•	Fluctuations in the cost and availability of oil-based resins and other raw materials, as well as certain sub-assemblies and finished goods, the ability to maintain favorable supplier arrangements and relationships (particularly with respect to sole-source suppliers), and the potential adverse effects of any disruption in the availability of such items.

•	Regional, national and foreign economic factors, including inflation, deflation, fluctuations in interest rates and, in particular, foreign currency exchange rates, and the potential effect on our revenues, expenses, margins and credit ratings.

•	New or changing laws and regulations affecting our domestic and foreign operations, or changes in enforcement practices, including laws relating to trade, monetary and fiscal policies, taxation (including tax reforms that could adversely impact multinational corporations), sales practices, environmental protection, price controls and licensing and regulatory requirements for new products and products in the postmarketing phase. In particular, the U.S. and other countries may impose new requirements regarding registration, labeling or prohibited materials that may require us to re-register products already on the market or otherwise impact our ability to market our products. Environmental laws, particularly with respect to the emission of greenhouse gases, are also becoming more stringent throughout the world, which may increase our costs of operations or necessitate changes in our manufacturing plants or processes or those of our suppliers, or result in liability to BD.

•	Product efficacy or safety concerns regarding our products resulting in product recalls, regulatory action on the part of the U.S. Food and Drug Administration (FDA) or foreign counterparts, declining sales and product liability claims, particularly in light of the current regulatory environment, including increased enforcement activity by the FDA.

•	Competitive factors that could adversely affect our operations, including new product introductions (for example, new forms of drug delivery) by our current or future competitors, increased pricing pressure due to the impact of low-cost manufacturers as certain competitors have established manufacturing sites or have contracted with suppliers in low-cost manufacturing locations as a means to lower their costs, patents attained by competitors (particularly as patents on our products expire), and new entrants into our markets.

•	The effects of events that adversely impact our ability to manufacture our products (particularly where production of a product line is concentrated in one or more plants) or our ability to source materials or components from suppliers (including sole-source suppliers) that are needed for such manufacturing, including pandemics, natural disasters, or environmental factors.

•	Difficulties inherent in product development, including the potential inability to successfully continue technological innovation, complete clinical trials, obtain regulatory approvals in the United States and abroad, obtain intellectual property protection for our products, obtain coverage and adequate reimbursement for new products, or gain and maintain market approval of products, as well as the possibility of infringement claims by competitors with respect to patents or other intellectual property rights, all of which can preclude or delay commercialization of a product. Delays in obtaining necessary approvals or clearances from the FDA or other regulatory agencies or changes in the regulatory process may also delay product launches and increase development costs.

•	Fluctuations in the demand for products we sell to pharmaceutical companies that are used to manufacture, or are sold with, the products of such companies, as a result of funding constraints, consolidation or otherwise.

•	Fluctuations in university or U.S. and international governmental funding and policies for life sciences research.

•	Our ability to achieve our projected level or mix of product sales, as our earnings forecasts are based on projected volumes and sales of many product types, some of which are more profitable than others.

•	Our ability to implement our ongoing upgrade of our enterprise resource planning system, as any delays or deficiencies in the design and implementation of our upgrade could adversely affect our business.

•	Pending and potential future litigation or other proceedings adverse to BD, including antitrust claims, product liability claims, environmental claims and patent infringement claims, and the availability or collectability of insurance relating to any such claims.

•	The effect of adverse media exposure or other publicity regarding BD’s business or operations, including the effect on BD’s reputation or demand for its products.

•	The effects, if any, of governmental and media activities regarding the business practices of group purchasing organizations, which negotiate product prices on behalf of their member hospitals with BD and other suppliers.

•	The effect of market fluctuations on the value of assets in BD’s pension plans and on actuarial interest rate and asset return assumptions, which could require BD to make additional contributions to the plans or increase our pension plan expense.

•	The impact of business combinations, including any volatility in earnings relating to acquired in-process research and development assets, and our ability to successfully integrate any business we may acquire.

•	Our ability to obtain the anticipated benefits of restructuring programs, if any, that we may undertake.

•	Issuance of new or revised accounting standards by the Financial Accounting Standards Board or the Securities and Exchange Commission.

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

Item 4. Controls and Procedures

An evaluation was carried out by BD’s management, with the participation of BD’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of BD’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of March 31, 2014. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were, as of the end of the period covered by this report, effective and designed to ensure that material information relating to BD and its consolidated subsidiaries would be made known to them by others within these entities. There were no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2014 identified in connection with the above-referenced evaluation that have materially affected, or are reasonably likely to materially affect, BD’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are involved, both as a plaintiff and a defendant, in various legal proceedings which arise in the ordinary course of business, including product liability and environmental matters as set forth in our 2013 Annual Report on Form 10-K and in Note 4 of the Notes to Condensed Consolidated Financial Statements in this report. Since December 31, 2013, the following developments have occurred with respect to the legal proceedings in which we are involved:

Antitrust Class Actions

Under the terms of the settlement agreement related to indirect purchaser antitrust class action cases, we paid $22 million into a fund in the first quarter of fiscal year 2014. The settlement agreement was approved on a final basis in March 2014.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth certain information regarding our purchases of common stock of BD during the quarter ended March 31, 2014.

Issuer Purchases of Equity Securities

For the three months ended March 31, 2014	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
January 1 – 31, 2014	—	—	—	10,967,204
February 1 – 28, 2014	217,036	$110.55	216,654	10,750,550
March 1 – 31, 2014	—	—	—	10,750,550

Total	217,036	$110.55	216,654	10,750,550

(1)	Includes 382 shares purchased during the quarter in open market transactions by the trust relating to BD’s Deferred Compensation and Retirement Benefit Restoration Plan and 1996 Directors’ Deferral Plan.
(2)	The repurchases were made pursuant to a repurchase program covering 18 million shares authorized by the Board of Directors on July 26, 2011, for which there is no expiration date. The Board of Directors authorized the repurchase of 10 million additional shares on September 24, 2013. There is no expiration date for the 2013 Program.

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

Dated: May 5, 2014

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