Form 10-Q
period 2014-06-30
BECTON DICKINSON & CO
filed 2014-08-04
CIK 10795

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Shares Outstanding as of June 30, 2014
Common stock, par value $1.00	191,835,949

BECTON, DICKINSON AND COMPANY

FORM 10-Q

For the quarterly period ended June 30, 2014

ITEM 1. FINANCIAL STATEMENTS

BECTON, DICKINSON AND COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

Millions of dollars

	June 30, 2014	September 30, 2013
	(Unaudited)
Assets

Current Assets:
Cash and equivalents	$1,661	$1,890
Short-term investments	978	718
Trade receivables, net	1,204	1,240
Inventories:
Materials	231	226
Work in process	302	258
Finished products	1,021	918

	1,553	1,402
Prepaid expenses, deferred taxes and other	649	623

Total Current Assets	6,045	5,873

Property, plant and equipment	7,741	7,437
Less allowances for depreciation and amortization	4,191	3,961

Property, plant and equipment, net	3,551	3,476

Goodwill	1,116	1,109
Core and Developed Technology, Net	531	541
Other Intangibles, Net	264	293
Capitalized Software, Net	365	371
Other	502	487

Total Assets	$12,374	$12,149

Liabilities and Shareholders’ Equity

Current Liabilities:
Short-term debt	$205	$207
Payables and accrued expenses	1,888	1,923

Total Current Liabilities	2,093	2,130

Long-Term Debt	3,768	3,763

Long-Term Employee Benefit Obligations	703	805

Deferred Income Taxes and Other	432	408

Commitments and Contingencies	—	—

Shareholders’ Equity:
Common stock	333	333
Capital in excess of par value	2,176	2,068
Retained earnings	11,909	11,342
Deferred compensation	17	19
Common shares in treasury – at cost	(8,600)	(8,204)
Accumulated other comprehensive loss	(457)	(516)

Total Shareholders’ Equity	5,378	5,043

Total Liabilities and Shareholders’ Equity	$12,374	$12,149

Amounts may not add due to rounding.

See notes to condensed consolidated financial statements

BECTON, DICKINSON AND COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

Millions of dollars, except per share data

(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2014	2013	2014	2013
Revenues	$2,157	$2,053	$6,244	$5,953

Cost of products sold	1,046	993	3,045	2,869
Selling and administrative	528	534	1,584	1,545
Research and development	137	121	410	362

Total Operating Costs and Expenses	1,712	1,648	5,039	4,775

Operating Income	445	405	1,204	1,178

Interest income	12	6	36	26
Interest expense	(33)	(35)	(99)	(104)
Other (expense) income, net	(2)	3	4	6

Income From Continuing Operations Before Income Taxes	423	379	1,145	1,105

Income tax provision	97	87	261	267

Income From Continuing Operations	326	292	884	838

Income from Discontinued Operations, net	—	10	—	364

Net Income	$326	$302	$884	$1,203

Basic Earnings per Share:
Income from Continuing Operations	$1.69	$1.50	$4.57	$4.29
Income from Discontinued Operations	—	0.05	—	1.87

Basic Earnings per Share	$1.69	$1.55	$4.57	$6.16

Diluted Earnings per Share:
Income from Continuing Operations	$1.65	$1.47	$4.47	$4.21
Income from Discontinued Operations	—	0.05	—	1.83

Diluted Earnings per Share	$1.65	$1.52	$4.47	$6.04

Dividends per Common Share	$0.545	$0.495	$1.635	$1.485

Amounts may not add due to rounding.

See notes to condensed consolidated financial statements

BECTON, DICKINSON AND COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Millions of dollars

(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2014	2013	2014	2013
Net Income	$326	$302	$884	$1,203
Other Comprehensive Income (Loss), Net of Tax
Foreign currency translation adjustments	(11)	(75)	3	(109)
Defined benefit pension and postretirement plans	8	14	51	41
Unrealized gains on cash flow hedges, net of amounts realized	1	1	4	6

Other Comprehensive Income (Loss), Net of Tax	(2)	(61)	58	(62)

Comprehensive Income	$324	$240	$943	$1,140

Amounts may not add due to rounding.

See notes to condensed consolidated financial statements

BECTON, DICKINSON AND COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Millions of dollars

(Unaudited)

	Nine Months Ended June 30,
	2014	2013
Operating Activities
Net income	$884	$1,203
Less: Income from discontinued operations, net	—	364

Income from continuing operations	884	838
Adjustments to income from continuing operations to derive net cash provided by continuing operating activities, net of amounts acquired:
Depreciation and amortization	413	404
Share-based compensation	91	79
Deferred income taxes	(53)	(29)
Change in operating assets and liabilities	(114)	(229)
Pension obligation	(41)	(70)
Other, net	27	(4)

Net Cash Provided by Continuing Operating Activities	1,207	989

Investing Activities
Capital expenditures	(339)	(339)
Capitalized software	(41)	(49)
(Purchases of) proceeds from investments, net	(244)	157
Acquisitions of businesses, net of cash acquired	(40)	(136)
Divestitures of businesses	—	736
Other, net	(66)	(72)

Net Cash (Used for) Provided by Continuing Investing Activities	(730)	296

Financing Activities
Change in short-term debt	(3)	(200)
Repurchase of common stock	(400)	(406)
Excess tax benefits from payments under share-based compensation plans	26	20
Dividends paid	(316)	(290)
Issuance of common stock and other, net	(7)	45

Net Cash Used for Financing Activities	(701)	(830)

Discontinued Operations
Net cash used for operating activities	—	(153)

Net Cash Used for Discontinued Operations	—	(154)

Effect of exchange rate changes on cash and equivalents	(5)	(11)

Net (decrease) increase in cash and equivalents	(229)	291

Opening Cash and Equivalents	1,890	1,671

Closing Cash and Equivalents	$1,661	$1,962

Amounts may not add due to rounding.

See notes to condensed consolidated financial statements

BECTON, DICKINSON AND COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014

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

Note 2 – Accounting Changes

New Accounting Principle

In May 2014, the Financial Accounting Standards Board issued a new revenue recognition standard. Under this standard, revenue will be recognized upon the transfer of goods or services to customers and the amount of revenue recognized will reflect the consideration to which a reporting entity expects to be entitled in exchange for those goods or services. The Company is currently evaluating the impact that this new revenue recognition standard will have on its consolidated financial statements upon required adoption of the standard on October 1, 2017.

Note 3 – Accumulated Other Comprehensive Income

The components and changes in accumulated other comprehensive income (loss) for the nine-month period ended June 30, 2014 were as follows:

(millions of dollars)	Total	Foreign Currency Translation Adjustments	Benefit Plans Adjustments(A)	Unrealized Losses on Cash Flow Hedges(B)
Balance at September 30, 2013	$(516)	$74	$(558)	$(31)
Other comprehensive income before reclassifications	30	3	27	—
Amounts reclassified into income (C)	29	—	25	4

Balance at June 30, 2014	$(457)	$77	$(506)	$(28)

(A)	The reclassifications from accumulated other comprehensive income (loss) are included in the computation of net periodic pension cost and additional details are provided in Note 8. The reclassification amount for the three months ended June 30, 2014 was $8 million. The reclassification amounts for the three and nine months ended June 30, 2013 were $14 million and $41 million, respectively. Amounts are net of taxes.
(B)	The reclassification amount for the three months ended June 30, 2014 was $1 million. The reclassification amounts for the three and nine months ended June 30, 2013 were $1 million and $4 million, respectively. Additional details regarding the reclassifications from accumulated other comprehensive income (loss) related to cash flow hedges are provided in Note 11. Amounts are net of taxes.
(C)	The benefit plan-related amount is not reclassified into income in its entirety. The reclassification amounts related to cash flow hedges for the three and nine months ended June 30, 2014 and 2013 were primarily recorded in Interest expense.

The gain in foreign currency translation adjustments for the nine months ended June 30, 2014 was primarily attributable to the strengthening of the Euro and of currencies in Asia Pacific against the U.S. dollar, partially offset by the weakening of the Canadian Dollar and Japanese Yen against the U.S. dollar during the period.

The income tax provision associated with the net gain recorded in other comprehensive income as a result of the Company’s remeasurement of its U.S. postretirement healthcare benefit plan in the nine-months ending June 30, 2014 was $16 million. Additional disclosures regarding this remeasurement are provided in Note 8. The income tax benefits associated with the benefit plan-related reclassification adjustments for amortization of prior service credit and amortization of net actuarial losses for the three months ended June 30, 2014 and 2013 were $4 million and $8 million, respectively. The income tax benefits associated with the reclassification adjustments for amortization of prior service credit and amortization of net actuarial losses for the nine months ended June 30, 2014 and 2013 were $13 million and $23 million, respectively.

There were no unrealized gains or losses recognized on cash flow hedges in the three and nine months ended June 30, 2014. The income tax benefit recorded in the three months ended June 30, 2013 for unrealized losses on cash flow hedges was immaterial and the income tax provision recorded in the nine months ended June 30, 2013 for unrealized gains on cash flow hedges was $1 million. The tax benefit associated with the reclassification adjustments for realized hedge losses in the three months ended June 30, 2014 was $1 million and the tax benefit associated with the reclassification adjustments for realized hedge losses in the three months ended June 30, 2013 was immaterial. The tax benefits associated with the reclassification adjustments for realized hedge losses in the nine months ended June 30, 2014 and 2013 were $2 million.

Note 4 – Earnings per Share

The weighted average common shares used in the computations of basic and diluted earnings per share (shares in thousands) were as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2014	2013	2014	2013
Average common shares outstanding	193,054	194,879	193,624	195,312
Dilutive share equivalents from share-based plans	3,951	3,840	4,189	3,799

Average common and common equivalent shares outstanding – assuming dilution	197,005	198,719	197,813	199,111

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

In June 2007, Retractable Technologies, Inc. (“RTI”) filed a complaint against the Company under the caption Retractable Technologies, Inc. vs. Becton Dickinson and Company (Civil Action No. 2:07-cv-250, U.S. District Court, Eastern District of Texas). RTI alleges that the BD IntegraTM syringes infringe patents licensed exclusively to RTI. In its complaint, RTI also alleges that the Company engaged in false advertising with respect to certain of the Company’s safety-engineered products in violation of the Lanham Act; acted to exclude RTI from various product markets and to maintain its market share through, among other things, exclusionary contracts in violation of state and federal antitrust laws; and engaged in unfair competition. In January 2008, the court severed the patent and non-patent claims into separate cases, and stayed the non-patent claims during the pendency of the patent claims at the trial court level. RTI seeks money damages and injunctive relief. On April 1, 2008, RTI filed a complaint against BD under the caption Retractable Technologies, Inc. and Thomas J. Shaw v. Becton Dickinson and Company (Civil Action No.2:08-cv-141, U.S. District Court, Eastern District of Texas). RTI alleges that the BD IntegraTM syringes infringe another patent licensed exclusively to RTI. RTI seeks money damages and injunctive relief. On August 29, 2008, the court ordered the consolidation of the patent cases. On November 9, 2009, at a trial of these consolidated cases, the jury rendered a verdict in favor of RTI on all but one of its infringement claims, but did not find any willful infringement, and awarded RTI $5 million in damages. On May 19, 2010, the court granted

RTI’s motion for a permanent injunction against the continued sale by the Company of its BD IntegraTM products in their current form, but stayed the injunction for the duration of the Company’s appeal. At the same time, the court lifted a stay of RTI’s non-patent claims. On July 8, 2011, the Court of Appeals for the Federal Circuit reversed the District Court judgment that the Company’s 3ml BD Integra™ products infringed the asserted RTI patents and affirmed the District Court judgment of infringement against the Company’s discontinued 1ml BD Integra™ products. On October 31, 2011, the Federal Circuit Court of Appeals denied RTI’s request for an en banc rehearing. In January 2013, RTI’s petition for review with the U.S. Supreme Court was denied. BD’s motion for further proceedings on damages was denied by the District Court on the grounds that the District Court did not have authority to modify the $5 million damage award. BD appealed this ruling to the Federal Circuit Court of Appeals, and on July 7, 2014, the Court affirmed the District Court ruling leaving the damages award intact.

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

	Three Months Ended June 30,				Nine Months Ended June 30,
(millions of dollars)	2014		2013		2014		2013
Revenues (A)
Medical	$1,201		$1,140		$3,381		$3,186
Diagnostics	679		655		2,005		1,966
Biosciences	277		257		858		801

Total Revenues	$2,157		$2,053		$6,244		$5,953

Segment Operating Income
Medical	$356	(B)	$334		$968	(B)	$913
Diagnostics	155		159		448	(C)	473
Biosciences	66		58		205	(D)	195

Total Segment Operating Income	578		551		1,621		1,581
Unallocated Items (E)	(155)		(172	)(F)	(476	)(G)	(476	)(F)

Income from Continuing Operations Before Income Taxes	$423		$379		$1,145		$1,105

(A)	Intersegment revenues are not material.
(B)	Includes a $9 million charge associated with the decision to terminate a research and development program; the charge relates to program asset write-offs and obligations.
(C)	Includes an $11 million charge that resulted from the early termination of a European distributor agreement.
(D)	Includes a $20 million charge primarily resulting from the discontinuance of an instrument product development program. The charge is largely attributable to capitalized product software, but also includes a lesser amount attributable to fixed assets.
(E)	Includes primarily interest, net; foreign exchange; corporate expenses; and share-based compensation expense.
(F)	Includes the $22 million charge associated with the litigation settlement related to indirect purchaser antitrust class action cases as disclosed in Note 5.
(G)	Includes an $8 million gain resulting from the Company’s receipt of cash proceeds from the sale of a company in which it held a small equity ownership interest.

	Three Months Ended June 30,		Nine Months Ended June 30,
(millions of dollars)	2014	2013	2014	2013
Revenues by Organizational Units

BD Medical
Medical Surgical Systems	$590	$561	$1,720	$1,635
Diabetes Care	258	250	773	725
Pharmaceutical Systems	353	330	888	826

Total	1,201	1,140	3,381	3,186

BD Diagnostics
Preanalytical Systems	364	345	1,054	1,010
Diagnostic Systems	315	310	951	956

Total	679	655	2,005	1,966

BD Biosciences	277	257	858	801

Total Revenues	$2,157	$2,053	$6,244	$5,953

Revenues by geographic areas were as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
(millions of dollars)	2014	2013	2014	2013
Total Revenues
United States	$871	$848	$2,546	$2,501
International	1,286	1,205	3,698	3,452

Total Revenues	$2,157	$2,053	$6,244	$5,953

Note 7 – Share-Based Compensation

The Company grants share-based awards under the 2004 Employee and Director Equity-Based Compensation Plan (the “2004 Plan”), which provides long-term incentive compensation to employees and directors. The Company believes that such awards align the interests of its employees and directors with those of its shareholders.

The fair value of share-based payments is recognized as compensation expense in net income. For the three months ended June 30, 2014 and 2013, compensation expense charged to income was $24 million and $20 million, respectively. For the nine months ended June 30, 2014 and 2013, compensation expense was $91 million and $79 million, respectively.

The amount of unrecognized compensation expense for all non-vested share-based awards as of June 30, 2014 was approximately $132 million, which is expected to be recognized over a weighted-average remaining life of approximately 2.0 years.

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

Net pension and postretirement cost included the following components for the three months ended June 30:

	Pension Plans		Other Postretirement Benefits
(millions of dollars)	2014	2013	2014	2013
Service cost	$18	$21	$1	$1
Interest cost	23	22	2	3
Expected return on plan assets	(32)	(29)	—	—
Amortization of prior service credit	(4)	(3)	(1)	—
Amortization of loss	12	19	—	1

Net pension and postretirement cost	$18	$29	$2	$5

Net pension and postretirement cost included the following components for the nine months ended June 30:

	Pension Plans		Other Postretirement Benefits
(millions of dollars)	2014	2013	2014	2013
Service cost	$53	$63	$3	$4
Interest cost	69	65	7	8
Expected return on plan assets	(94)	(87)	—	—
Amortization of prior service credit	(11)	(10)	(3)	(1)
Amortization of loss	36	56	2	3

Net pension and postretirement cost	$53	$87	$8	$14

The amounts provided above for amortization of prior service credit and amortization of loss represent the reclassifications of prior service credits and net actuarial losses that were recognized in Accumulated other comprehensive (loss) income in prior periods.

Postemployment benefit costs were $12 million for the three-month periods ended June 30, 2014 and 2013 and $35 million for the nine-month periods ended June 30, 2014 and 2013.

Note 9 – Divestiture

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

The Company agreed to perform some contract manufacturing and other transition services for a defined period after the sale; however, the Company did not have the ability to exert significant influence over the Discovery Labware disposal group after the sale, and cash flows associated with these activities have not been material. The net cash flows from these activities are reported in the Condensed Consolidated Statements of Income as Other income (expense).

The results of operations associated with the Discovery Labware disposal group are reported as discontinued operations for all periods presented in the accompanying Condensed Consolidated Statements of Income and Cash Flows and related disclosures.

Results of discontinued operations were as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2014	2013	2014	2013
(millions of dollars)
Revenues	$—	$—	$—	$20

Income from discontinued operations before income taxes	—	16	—	586
Less income tax provision	—	6	—	222

Income from discontinued operations, net	$—	$10	$—	$364

Note 10 – Intangible Assets

Intangible assets consisted of:

	June 30, 2014		September 30, 2013
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
(millions of dollars)
Amortized intangible assets
Core and developed technology	$966	$435	$942	$401
Product rights	159	31	167	24
Patents, trademarks, and other	328	242	349	254

Amortized intangible assets	$1,454	$708	$1,457	$679

Unamortized intangible assets
Acquired in-process research and development	$48		$54
Trademarks	2		2

Unamortized intangible assets	$50		$56

Intangible amortization expense for the three months ended June 30, 2014 and 2013 was $21 million and $22 million, respectively. Intangible amortization expense for the nine months ended June 30, 2014 and 2013 was $63 million and $62 million, respectively.

The following is a reconciliation of goodwill by business segment:

(millions of dollars)	Medical	Diagnostics	Biosciences	Total
Goodwill as of September 30, 2013	$511	$378	$220	$1,109
Acquisitions (A)	—	13	—	13
Currency translation/other (B)	(6)	—	—	(5)

Goodwill as of June 30, 2014	$505	$392	$220	$1,116

(A)	Represents goodwill recognized upon the Company’s acquisition of Alverix, Inc. in the second quarter of fiscal year 2014.
(B)	Includes amounts resulting from foreign currency translation as well as acquisition accounting adjustments.

Note 11 – Derivative Instruments and Hedging Activities

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

The total notional amounts of the Company’s outstanding foreign exchange contracts as of June 30, 2014 and September 30, 2013 were $1.4 billion and $2.2 billion, respectively.

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

Changes in the fair value of the interest rate swaps designated as cash flow hedges (i.e., hedging the exposure to variability in expected future cash flows that is attributable to a particular risk)

are offset by amounts recorded in Other comprehensive income (loss). If interest rate derivatives designated as cash flow hedges are terminated, the balance in Accumulated other comprehensive income (loss) attributable to those derivatives is reclassified into earnings over the remaining life of the hedged debt. Losses on interest rate swaps designated as cash flow hedges recognized in the consolidated statements of income for the three and nine months ended June 30, 2014 and 2013 were immaterial. The net realized loss, related to terminated interest rate swaps, expected to be reclassified and recorded in Interest expense within the next 12 months is $6 million, net of tax. The Company had no outstanding interest rate swaps designated as cash flow hedges as of June 30, 2014 or as of September 30, 2013.

The total notional amount of the Company’s outstanding interest rate swaps designated as fair value hedges was $250 million at June 30, 2014. The outstanding swaps represent fixed-to-floating interest rate swap agreements the Company entered into, in March 2014, to convert the interest payments on $250 million of the Company’s 3.125% notes, due November 8, 2021, from the fixed rate to a floating interest rate based on LIBOR. Changes in the fair value of the interest rate swaps offset changes in the fair value of the fixed rate debt. The gain recorded on these fair value hedges and the offsetting loss recorded on the underlying debt instrument was $4 million for the three and nine months ended June 30, 2014.

Other Risk Exposures

The Company purchases resins, which are oil-based components used in the manufacture of certain products. Significant increases in world oil prices that lead to increases in resin purchase costs could impact future operating results. From time to time, the Company has managed price risks associated with these commodity purchases. The Company had no outstanding commodity derivative contracts designated as cash flow hedges as of June 30, 2014 and September 30, 2013. Reclassifications from Accumulated other comprehensive income (loss) relating to commodity derivative contracts are recorded in Cost of products sold. There were no gains or losses on commodity derivative contracts recognized in the consolidated statements of income for the three months ended June 30, 2014. Gains and losses on commodity derivative contracts recognized in the consolidated statements of income for the nine months ended June 30, 2014 and the three and nine months ended June 30, 2013 were immaterial.

Effects on Consolidated Balance Sheets

The location and amounts of derivative instrument fair values in the consolidated balance sheet are segregated below between designated, qualifying hedging instruments and ones that are not designated for hedge accounting.

(millions of dollars)	June 30, 2014	September 30, 2013
Asset derivatives-designated for hedge accounting Interest rate swaps	$4	$—

Asset derivatives-undesignated for hedge accounting Forward exchange contracts	4	13

Total asset derivatives (A)	$8	$13

Liability derivatives-undesignated for hedge accounting Forward exchange contracts	8	7

Total liability derivatives (B)	$8	$7

(A)	All asset derivatives are included in Prepaid expenses, deferred taxes and other.
(B)	All liability derivatives are included in Accrued expenses.

Effects on Consolidated Statements of Income

Cash flow hedges

The Company’s designated derivative instruments have been highly effective. As such, there were no gains or losses, related to hedge ineffectiveness or amounts excluded from hedge effectiveness testing, recognized immediately in income for the three and nine-month periods ending June 30, 2013 relating to commodity derivative contracts outstanding at June 30, 2013.

Undesignated hedges

The location and amount of gains and losses recognized in income on derivatives not designated for hedge accounting were as follows:

(millions of dollars)	Location of Loss Recognized in Income on Derivatives	Amount of Loss Recognized in Income on Derivatives
Derivatives Not Designated as Hedging Instruments		Three Months Ended June 30,		Nine Months Ended June 30,
		2014	2013	2014	2013
Forward exchange contracts (A)	Other income (expense)	$(10)	$(5)	$(5)	$(1)

(A)	The gains and losses on forward contracts and currency options utilized to hedge the intercompany transactional foreign exchange exposures are largely offset by gains and losses on the underlying hedged items in Other income (expense).

Note 12 – Financial Instruments and Fair Value Measurements

The fair values of financial instruments, including those not recognized on the statement of financial position at fair value, carried at June 30, 2014 and September 30, 2013 are classified in accordance with the fair value hierarchy in the tables below:

		Basis of Fair Value Measurement
(millions of dollars)	June 30, 2014 Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Institutional money market investments	$985	$985	$—	$—
Interest rate swaps	4	—	4	—
Forward exchange contracts	4	—	4	—

Total Assets	$993	$985	$8	$—

Liabilities
Forward exchange contracts	$8	$—	$8	$—
Contingent consideration liabilities	24	—	—	24

Total Liabilities	$31	$—	$8	$24

		Basis of Fair Value Measurement
(millions of dollars)	September 30, 2013 Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Institutional money market investments	$881	$881	$—	$—
Forward exchange contracts	13	—	13	—

Total Assets	$895	$881	$13	$—

Liabilities
Forward exchange contracts	$7	$—	$7	$—
Contingent consideration liabilities	23	—	—	23

Total Liabilities	$30	$—	$7	$23

The Company’s institutional money market accounts permit daily redemption and the fair values of these investments are based upon the quoted prices in active markets provided by the holding financial institutions. The Company’s remaining cash equivalents were $676 million and $1.009 billion at June 30, 2014 and September 30, 2013, respectively. Short-term investments are held to their maturities and are carried at cost, which approximates fair value. The cash equivalents consist of liquid investments with a maturity of three months or less and the short-term investments consist of instruments with maturities greater than three months and less than one year.

The Company measures the fair value of forward exchange contracts and interest rate swaps based upon the present value of expected future cash flows using market-based observable inputs including credit risk, interest rate yield curves, foreign currency spot prices and forward prices.

Long-term debt is recorded at amortized cost. The fair value of long-term debt is measured based upon quoted prices in active markets for similar instruments, which are considered Level 2 inputs in the fair value hierarchy. The fair value of long-term debt was $4.1 billion and $4.0 billion at June 30, 2014 and September 30, 2013, respectively.

The contingent consideration liabilities were recognized as part of the consideration transferred in the Company’s acquisition of the following: KIESTRA, which occurred in the second quarter of fiscal year 2012; Sirigen, which occurred in the fourth quarter of fiscal year 2012; and Cato, which occurred in the second quarter of fiscal year 2013. The fair values of the contingent consideration liabilities were estimated using probability-weighted discounted cash flow models that were based upon the probabilities assigned to the contingent events. The estimated fair values of the contingent consideration liabilities are remeasured at each reporting period based upon increases or decreases in the probability of the contingent payments. The changes to the total contingent consideration liability in the three and nine-month periods ending June 30, 2014 were immaterial.

The Company’s policy is to recognize any transfers into fair value measurement hierarchy levels and transfers out of levels at the beginning of each reporting period. There were no transfers in and out of Level 1, Level 2 or Level 3 measurements for the three and nine months ended June 30, 2014 and 2013.

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

Company Overview

Becton, Dickinson and Company (“BD”) is a global medical technology company engaged principally in the development, manufacture and sale of a broad range of medical supplies, devices, laboratory equipment and diagnostic products used by healthcare institutions, life science researchers, clinical laboratories, pharmaceutical industry and the general public. Our business consists of three worldwide business segments – BD Medical (“Medical”), BD Diagnostics (“Diagnostics”) and BD Biosciences (“Biosciences”). Our products are marketed in the United States and internationally through independent distribution channels and directly to end-users by BD and independent sales representatives.

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

Overview of Financial Results and Financial Condition

Third quarter revenues of $2.2 billion represented an increase of 5.1% from the prior year’s period and reflected volume increases of approximately 4.6% as well as favorable foreign currency translation of approximately 0.5%. Pricing had an immaterial impact on revenue growth in the quarter. Revenue growth in the current year’s period was driven primarily by our Medical and Biosciences segments, as our Diagnostics segment’s revenue growth was constrained by continued challenges in the United States. Medical segment growth was primarily driven by strong sales in the Medical Surgical Systems unit. Third quarter revenues in our Diagnostics segment reflected strong growth in the Preanalytical Systems unit which was partially offset by ongoing weakness in sales of the Women’s Health and Cancer platform in the United States. Biosciences segment revenue growth was driven by solid instrument placements and a favorable comparison to the prior-year period, as discussed below. Third quarter revenues also reflected strong international safety and emerging markets sales as these areas continue to be key growth drivers for the Company. Third quarter sales in the United States of safety-engineered devices of $304 million grew 1.2% over the prior year’s quarter. Third quarter international sales of safety-engineered devices of $265 million grew 11.6% over the prior year’s period, including an estimated 0.8% unfavorable impact due to foreign currency translation. International safety-engineered device revenue growth was driven by good performance in Western Europe, Asia and Latin America.

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

In addition to the economic conditions in the United States and elsewhere, numerous other factors can affect our ability to achieve our goals including, without limitation, increased competition and healthcare reform initiatives. For example, the U.S. Patient Protection and Affordable Care Act contains certain tax provisions that affect BD. The most significant impact is the medical device excise tax that imposed a 2.3% tax on certain U.S. sales of medical devices. This tax became effective at the beginning of BD’s second quarter of fiscal year 2013. As a result, this tax incrementally increases selling and administrative expense for the first nine months of fiscal year 2014 by $14 million.

Our financial position remains strong, with cash flows from operating activities totaling $1.207 billion in the first nine months of 2014. At June 30, 2014, we had $2.6 billion in cash and equivalents and short-term investments. Also, we continued to return value to our shareholders in the form of share repurchases and dividends. During the first nine months of 2014, we repurchased $400 million of our common stock and paid cash dividends of $316 million.

We face currency exposure each reporting period that arises from translating the results of our worldwide operations to the U.S. dollar at exchange rates that fluctuate from the beginning of such period. We evaluate our results of operations on both an as reported and a foreign currency-neutral basis, which excludes the impact of fluctuations in foreign currency exchange rates. We calculate foreign currency-neutral percentages by converting our current-period local currency financial results using the prior-period foreign currency exchange rates and comparing these adjusted amounts to our current-period reported results. From time to time, we may purchase forward contracts and options to partially protect against adverse foreign exchange rate movements. Gains or losses on our derivative instruments are largely offset by the gains or losses on the underlying hedged transactions. We do not enter into derivative instruments for trading or speculative purposes. For further discussion, refer to Note 11 in the Notes to Condensed Consolidated Financial Statements.

Comparisons of income from continuing operations between the third quarter of fiscal years 2014 and 2013 are affected by the following items that were reflected in our financial results:

•	Our Medical segment results for the current year’s quarter reflected a pre-tax charge of $9 million, or $0.03 diluted earnings per share from continuing operations, in Research and development, associated with the decision to terminate a research and development program. The charge relates to program asset write-offs and obligations.

•	Our third quarter fiscal year 2013 unallocated corporate results reflected a pre-tax charge of $22 million, or $0.07 diluted earnings per share from continuing operations, in Selling and administrative, associated with the litigation settlement related to indirect purchaser antitrust class action cases. For further discussion, refer to Note 5 in the Notes to Condensed Consolidated Financial Statements.

Comparisons of income from continuing operations between the nine-month periods of fiscal years 2014 and 2013 are affected by the items discussed immediately above as well as by the following items that were reflected in our financial results:

•	Our Biosciences segment results reflected the second quarter fiscal year 2014 pre-tax charge of $20 million, or $0.06 diluted earnings per share from continuing operations, in Research and development, for asset write-offs primarily resulting from the discontinuance of an instrument product development program. The charge is largely attributable to capitalized product software, but also includes a lesser amount attributable to fixed assets.

•	Our Diagnostics segment results reflected the second quarter fiscal year 2014 pre-tax charge of $11 million, or $0.04 diluted earnings per share from continuing operations, in Selling and administrative, for contract termination costs that resulted from the early termination of a European distributor arrangement.

•	Our unallocated corporate results reflected the second quarter fiscal year 2014 pre-tax gain of $8 million, or $0.03 diluted earnings per share from continuing operations, in Other income, net resulting from the Company’s receipt of cash proceeds from the sale of a company in which it held a small equity ownership interest.

Results of Operations

Revenues

Refer to Note 6 in the Notes to Condensed Consolidated Financial Statements for segment financial data.

Medical Segment

Third quarter revenues of $1.2 billion increased 5.3% over the prior year’s quarter, which reflected an estimated favorable foreign currency translation impact of 0.6%.

The following is a summary of third quarter Medical revenues by organizational unit:

	Three months ended June 30,
(millions of dollars)	2014	2013	Total Change	Estimated Foreign Exchange Impact

Medical Surgical Systems	$590	$561	5.1%	(0.9)%
Diabetes Care	258	250	3.5%	(0.1)%
Pharmaceutical Systems	353	330	6.9%	3.5%

Total Revenues	$1,201	$1,140	5.3%	0.6%

Medical segment revenue growth was driven by strong emerging market and international safety sales particularly in the Medical Surgical Systems unit. The Diabetes Care unit’s revenue growth reflected continued strong sales of pen needles, particularly the BD Ultra-Fine™ Nano product. This growth was partially offset by a delay in tender order timing as well as unfavorable comparison to the prior-year period due to a fluctuation in retailer ordering patterns that we experienced in the prior period. We expect this unit’s revenue growth to normalize in the fourth quarter of fiscal year 2014. Revenue growth in the Pharmaceutical Systems unit in the current quarter was unfavorably impacted by the favorable timing of orders that occurred in the first half of fiscal year 2014. Global sales of safety-engineered products were $284 million, as compared with $268 million in the prior year’s quarter, and included an estimated $1 million unfavorable impact due to foreign currency translation. Total Medical revenues for the nine-month period ended June 30, 2014 increased 6.1% from the prior-year nine-month period, including an estimated 0.3% unfavorable impact from foreign currency translation. For the nine-month period ended June 30, 2014, global sales of safety-engineered products were $832 million, compared with $776 million in the prior year’s period, and included an estimated $8 million unfavorable impact due to foreign currency translation.

Medical operating income for the third quarter was $356 million, or 29.7% of Medical revenues, compared with $334 million, or 29.3% of segment revenues, in the prior year’s quarter. Gross profit margin was higher in the current quarter than the third quarter of 2013 due to lower manufacturing costs resulting from continuous improvement projects, particularly Project ReLoCo, favorable pricing on certain product lines and lower pension costs. Gross profit margin in the current year’s quarter also reflected the impact of a favorable product mix resulting from higher sales of products which have higher gross margins. These favorable impacts on gross profit margin were partially offset by higher start-up costs, higher raw material costs and costs to remediate a quality issue, including incremental investment in manufacturing processes, within the Pharmaceutical Systems unit. See further discussion on gross profit margin below. Selling and administrative expense as a percent of Medical revenues in the third quarter of 2014 was lower as compared with the third quarter of 2013 primarily due to the favorable impact of higher sales growth in the current year’s period. Research and development expenses for the quarter increased $9 million, or 21% above the prior year’s period, reflecting the $9 million research and development program termination charge previously discussed. Segment operating income for the nine-month period was $968 million, or 28.6% of Medical revenues, compared with $913 million, or 28.7%, in the prior year’s period.

Diagnostics Segment

Third quarter revenues of $679 million increased 3.7% compared with the prior year’s quarter, which reflected an immaterial foreign currency translation impact.

The following is a summary of third quarter Diagnostics revenues by organizational unit:

	Three months ended June 30,
(millions of dollars)	2014	2013	Total Change	Estimated Foreign Exchange Impact

Preanalytical Systems	$364	$345	5.6%	(0.3)%
Diagnostic Systems	315	310	1.6%	0.2%

Total Revenues	$679	$655	3.7%	—

Diagnostics segment revenues for the quarter reflected strong sales in the Preanalytical Systems unit. Global sales of safety-engineered products in the Preanalytical Systems unit totaled $285 million, compared with $270 million in the prior year’s quarter, and included an estimated $1 million unfavorable impact due to foreign currency translation. Diagnostic Systems revenue growth in the quarter was unfavorably impacted by continued weaker sales of the Women’s Health and Cancer platform due to guidelines providing for increased Pap smear testing intervals in the United States. Total Diagnostics revenues for the nine-month period ended June 30, 2014 increased by 2.0% from the prior-year nine-month period, including an estimated 1.0% unfavorable impact from foreign currency translation. For the nine-month period ended June 30, 2014, global sales of safety-engineered products in the Preanalytical Systems unit were $825 million, compared with $788 million in the prior year’s period, and included an estimated $7 million unfavorable impact due to foreign currency translation.

Diagnostics operating income for the third quarter was $155 million, or 22.8% of Diagnostics revenues, compared with $159 million, or 24.2% of segment revenues, in the prior year’s quarter. Gross profit margin was lower in the third quarter of fiscal year 2014 compared with the third quarter of 2013 primarily due to the impact of an unfavorable product mix resulting from lower sales of products which have higher gross margins as well as unfavorable foreign currency translation. These unfavorable impacts on gross profit margin were partially offset by lower start-up costs, lower pension costs and lower raw material costs. See further discussion on gross profit margin below. Selling and administrative expense as a percentage of Diagnostics revenues in the third quarter of 2014 was lower compared with the third quarter of 2013 reflecting lower pension costs and other various immaterial items. Research and development expenses in the third quarter of 2014 decreased by $2 million, or 4% compared with the prior year’s period. Segment operating income for the nine-month period was $448 million, or 22.4% of Diagnostics revenues, compared with $473 million, or 24.1%, in the prior year’s period.

Biosciences Segment

Third quarter revenues of $277 million increased 7.7% over the prior year’s quarter, which reflected an estimated favorable foreign currency translation impact of 1.1%. Biosciences segment revenue growth was driven by solid instrument placements, new platforms and continued stability in the U.S. research spending environment. Segment revenue growth also reflected a favorable comparison to the prior-year period, as further discussed below. For the nine-month period ended June 30, 2014, total Biosciences revenues increased 7.1% from the prior-year nine-month period, including an estimated 0.5% unfavorable impact from foreign currency translation.

Biosciences operating income for the third quarter was $66 million, or 23.9% of Biosciences revenues, compared with $58 million, or 22.6% of segment revenues, in the prior year’s quarter. Gross profit margin as a percent of Biosciences revenues was flat compared with the prior year’s quarter primarily reflecting favorable foreign currency translation, offset by unfavorable pricing on certain product lines and other various immaterial items. See further discussion on gross profit margin below. Selling and administrative expense as a percent of Biosciences revenues in the third quarter of 2014 was lower compared with the third quarter of 2013 and reflected the favorable impact of higher sales growth in the current year’s period and other various immaterial items. Research and development expenses in the third quarter of 2014 increased by $2 million, or 8% compared with the prior year’s period, reflecting increased investment in new products and platforms. Segment operating income for the nine-month period was $205 million, or 23.9% of Biosciences revenues, compared with $195 million, or 24.3%, in the prior year’s period.

Geographic Revenues

Revenues in the United States for the third quarter of $871 million grew 2.8% compared to the prior year’s period. U.S. revenue growth in our Medical segment was attributable to strong sales in the Pharmaceutical Systems unit and solid growth in the Medical Surgical Systems unit, partially offset by the unfavorable timing and prior-period comparison reflected in the Diabetes Care unit’s revenues for the quarter, as previously discussed. U.S. Diagnostics growth was unfavorably impacted by the continued decline in Women’s Health and Cancer platform sales, as previously discussed, as well as share losses. These unfavorable impacts to U.S. Diagnostics revenue growth in the quarter were partially offset by solid growth in the Preanalytical Systems unit. U.S. Biosciences revenues reflected solid instrument placements and growth in reagent revenues as well as a favorable comparison to the prior-year period, which was adversely impacted by unfavorable timing of Advanced Bioprocessing orders.

International revenues for the third quarter of $1.3 billion represented an increase of 6.7% over the prior year’s quarter, including a 0.7% favorable impact due to foreign currency translation. International revenues for the third quarter of fiscal year 2014 reflected growth in all segments. Emerging market revenues for the third quarter of $530 million represented an increase of 4.9% over the prior year’s quarter, including a 4.0% unfavorable impact due to foreign currency translation, and accounted for approximately 25% of our total revenues. International Medical and Diagnostics revenue growth was largely driven by emerging market growth as well as by strong sales of safety-engineered products. Biosciences international revenue growth reflected strong growth in Western Europe as well as a favorable comparison to the prior-year period, which was adversely impacted by weaker Western European sales due to austerity measures and the timing of government funding in Japan.

Gross Profit Margin

Gross profit margin was 51.5% for the third quarter, compared with 51.6% for the comparable prior-year period. Operating performance was unfavorably impacted by approximately 70 basis points primarily due to net unfavorable product mix resulting from lower sales of products which have higher gross margins. Operating performance was also unfavorably impacted by approximately 50 basis points due to higher start-up costs, higher raw material costs as well as costs to remediate a quality issue, including incremental investment in manufacturing processes, within the Pharmaceutical Systems unit. These unfavorable impacts on operating performance were partially offset by approximately 100 basis points due to lower manufacturing costs from continuous improvement projects and lower pension costs as well as an estimated 10 basis points relating to foreign currency translation.

Gross profit margin was 51.2% in the nine-month period of 2014, compared with 51.8% for the comparable prior-year period. The decrease in gross profit margin reflected an estimated unfavorable impact of 60 basis points relating to foreign currency translation. Operating performance was unfavorably impacted by approximately 60 basis points primarily due to net unfavorable product mix resulting from lower sales of products which have higher gross margins. Operating performance was also unfavorably impacted by approximately 30 basis points due to higher start-up costs and higher raw material costs. These unfavorable impacts on operating performance were substantially offset by approximately 90 basis points due to lower manufacturing costs from continuous improvement projects and lower pension costs.

Selling and Administrative Expense

Selling and administrative expense was 24.5% of revenues for the third quarter, compared with 26.0% for the prior year’s period. Aggregate expenses for the third quarter reflected an increase in core spending of approximately $18 million, including spending relating to the expansion of our business in emerging markets. Aggregate expenses for the third quarter of 2014 also reflected increased spending of $7 million related to our global enterprise resource planning initiative to update our business information systems as well as an increase in the deferred compensation liability of $5 million. This change in the deferred compensation liability is further discussed below. Selling and administrative expense in the current year’s period was favorably impacted by lower pension costs of approximately $6 million, lower legal costs of approximately $7 million, favorable foreign currency translation of approximately $2 million and a favorable comparison to the prior-year period which included the $22 million litigation settlement charge previously discussed.

Selling and administrative expense was 25.4% of revenues for the nine-month period of fiscal year 2014, compared with 25.9% for the prior year’s period. Aggregate expenses for the nine-month period of 2014 reflected an increase in core spending of approximately $68 million, including spending relating to the expansion of our business in emerging markets. Aggregate expenses for the nine-month period of 2014 also reflected the incremental first quarter fiscal year 2014 impact of $14 million related to the medical device excise tax and the $11 million early termination charge, as previously discussed. Aggregate expenses in the current year-to-date period additionally reflected an increase in the deferred compensation liability of $6 million and $3 million related to our global enterprise resource planning initiative to update our business information systems. Selling and administrative expense in the current year’s period was favorably impacted by lower pension costs of approximately $17 million, favorable foreign currency translation of $14 million and lower legal costs of approximately $5 million. Aggregate expenses for the nine-month period of 2014 were also favorably impacted by a favorable comparison to the prior-year period, which included the $22 million litigation settlement charge, as well as a $6 million reversal of bad debt expense that was recorded in the second quarter of fiscal year 2014, as further discussed below.

Research and Development Expense

Research and development expense was $137 million, or 6.4% of revenues, for the third quarter, representing an increase of 13.5% compared with the prior year’s amount of $121 million, or 5.9% of revenues. The increase in research and development expense for the third quarter compared with the prior year’s third quarter primarily reflected the $9 million research and development program termination charge previously discussed. Research and development expense was $410 million, or 6.6% of revenues, for the nine-month period in the current year, representing an increase of 13.4% compared with the prior year’s amount of $362 million, or 6.1% of revenues. Research and development expense for the nine-month period compared with the prior year’s period reflected increased investment in new products and platforms within the Medical segment, in addition to the research and development program termination charge and the $20 million asset write-off primarily resulting from the discontinuance of an instrument product development program, as previously discussed.

Non-Operating Expense and Income

Interest income was $12 million in the third quarter and $36 million in the nine-month period of 2014, compared with $6 million and $26 million, respectively, in the prior year’s periods. The increases in the current year’s periods compared with the prior year’s periods primarily reflected the impact of higher investment gains on assets related to our deferred compensation plan and higher interest rates on investments outside the United States. The offsetting movements in the deferred compensation plan liability were recorded in selling and administrative expense. Interest expense was $33 million in the third quarter and $99 million in the nine-month period of 2014, compared with $35 million and $104 million, respectively, in the prior year’s periods. These decreases were primarily due to lower levels of long-term fixed-rate debt and a reduction of interest payments through fixed-to-floating interest rate swap agreements. For further discussion regarding these swap arrangements, refer to Note 11 in the Notes to Condensed Consolidated Financial Statements.

Income Taxes

The income tax rate was 23.0% for the third quarters of fiscal years 2014 and 2013. During the third quarter of 2014, we made a decision to change our position of permanent reinvestment with respect to the unremitted earnings of Brazil and certain other Latin American jurisdictions. The impact of this change on the income tax rate was largely offset by the benefit of some discrete one-time items in the current quarter with respect to other non-U.S. operations. The current year’s nine-month tax rate was 22.8% compared with the prior year’s rate of 24.2%. The decrease in the income tax rate in the nine-month period of fiscal year 2014 was primarily attributable to geographic mix, the benefit of some discrete one-time items and a favorable comparison to the prior-year period which was unfavorably impacted by some discrete tax expenses.

Income from Continuing Operations and Diluted Earnings Per Share from Continuing Operations

Income from continuing operations and diluted earnings per share from continuing operations for the third quarter of 2014 were $326 million and $1.65, respectively. Income from continuing operations and diluted earnings per share from continuing operations for the prior year’s third quarter were $292 million and $1.47, respectively. The current quarter’s earnings reflected an estimated $0.02 favorable impact due to foreign currency translation. The research and development program termination charge previously discussed decreased income from continuing operations for the current year’s quarter by $6 million, or $0.03 per share. The charge relating to the litigation settlement decreased income from continuing operations in the prior year’s period by $14 million, or $0.07 diluted earnings per share.

For the nine-month periods, income from continuing operations and diluted earnings per share from continuing operations were $884 million and $4.47, respectively, in 2014 and $838 million and $4.21, respectively, in 2013. The current year-to-date period’s earnings reflected an estimated $0.16 unfavorable impact due to foreign currency translation. Diluted earnings per share in the current and prior-year nine-month periods also reflected the third quarter impacts discussed above of $0.03 and $0.07, respectively. The incremental first quarter fiscal year 2014 impact of the medical device excise tax decreased income from continuing operations for the nine-month period of fiscal year 2014 by $9 million, or $0.05 diluted earnings per share. The after-tax asset write-off and contract termination charges previously discussed decreased income from continuing operations for the nine-month period ended June 30, 2014 by $12 million, or $0.06 per share, and $8 million, or $0.04 per share, respectively. The after-tax gain from the sale of an investment previously discussed increased income from continuing operations for the nine-month period ended June 30, 2014 by $5 million, or $0.03 per share.

Liquidity and Capital Resources

Cash generated from operations, along with available cash and cash equivalents, is expected to be sufficient to fund our normal operating needs for the remainder of fiscal year 2014. Normal operating needs in fiscal year 2014 include working capital, capital expenditures, cash dividends and common stock repurchases. Net cash provided by continuing operating activities was $1.207 billion during the first nine months of 2014, compared with $989 million in the same period in 2013. The current period change in operating assets and liabilities was a net use of cash and primarily reflected higher levels of inventory, partially offset by lower levels of accounts receivable. The current period change in operating liabilities included the payment of $22 million into a fund under a settlement agreement related to indirect purchaser antitrust class action cases. Refer to Note 5 in the Notes to Condensed Consolidated Financial Statements for further discussion regarding this matter. The current period’s decrease in accounts receivable reflects a $36 million payment of government receivables balances in Spain. This payment is further discussed below. Net cash provided by continuing operating activities in the third quarter of 2014 was reduced by changes in the pension obligation resulting primarily from discretionary cash contributions of $75 million. Net cash provided by continuing operating activities in the prior-year period was also reduced by changes in the pension obligation resulting primarily from discretionary cash contributions of approximately $138 million.

Net cash used for continuing investing activities for the first nine months of the current year was $730 million, compared with net cash provided by continuing investing activities of $296 million in the prior-year period. Cash outflows relating to acquisitions were $40 million in the first nine months of the current year as a result of the Company’s acquisition of Alverix in the second quarter of fiscal year 2014. Cash outflows relating to acquisitions of $136 million in the prior year’s period related to the Company’s acquisitions of Safety Syringes and Cato in the first and second quarters of fiscal year 2013, respectively. The prior period’s net cash provided by continuing investing activities included approximately $736 million of net proceeds from the sale of the Discovery Labware disposal group. Capital expenditures were $339 million in the first nine months of 2014 and 2013.

Net cash used for financing activities for the first nine months of the current year was $701 million, compared with $830 million in the prior-year period. For the first nine months of the current year, we repurchased approximately 3.6 million shares of our common stock for $400 million, compared with approximately 5 million shares of our common stock for $406 million in the prior-year period. Aggregate common stock repurchases are estimated to be approximately $450 million for the full fiscal year 2014, subject to market conditions. At June 30, 2014, a total of approximately 9.1 million common shares remained available for purchase under the Board of Directors’ September 2013 repurchase authorization.

At June 30, 2014, total worldwide cash and short-term investments were approximately $2.6 billion, of which $2.4 billion was held in jurisdictions outside of the United States. We regularly review the amount of cash and short-term investments held outside the United States and currently intend to use most of such amounts to fund our international operations and their growth initiatives. However, if these amounts were moved out of these jurisdictions or repatriated to the United States, there could be adverse tax consequences. As discussed above, for Brazil and certain other Latin American jurisdictions, a decision was made in the third quarter of fiscal year 2014 to change our position of permanent reinvestment as it relates to their unremitted earnings. As of June 30, 2014, we have not repatriated any of these earnings.

As of June 30, 2014, total debt of $4.0 billion represented 41.6% of total capital (shareholders’ equity, net non-current deferred income tax liabilities, and debt), versus 43.1% at September 30, 2013. Short-term debt represented 5.2% of total debt at June 30, 2014 and September 30, 2013.

We have in place a commercial paper borrowing program that is available to meet our short-term financing needs, including working capital requirements. Borrowings outstanding under this program were $200 million at June 30, 2014. We have available a $1 billion syndicated credit facility. This credit facility, under which there were no borrowings outstanding at June 30, 2014, provides backup support for our commercial paper program and can also be used for other general corporate purposes. It includes a provision that enables BD, subject to additional commitments made by the lenders, to access up to an additional $500 million in financing through the facility, for a maximum aggregate commitment of $1.5 billion. During the third quarter of fiscal year 2014, we extended the expiration date of this credit facility to May 2018 from the original expiration date of May 2017. The credit facility includes a single financial covenant that requires BD to maintain an interest expense coverage ratio (ratio of earnings before income taxes, depreciation and amortization to interest expense) of not less than 5-to-1 for the most recent four consecutive fiscal quarters. On the last eight measurement dates, this ratio has ranged from 11-to-1 to 16-to-1. In addition, we have informal lines of credit outside the United States.

Government Receivables

Accounts receivable balances include sales to government-owned or government-supported healthcare facilities in several countries, which are subject to payment delays. Payment may be dependent upon the financial stability and creditworthiness of those countries’ national economies. In recent years, due to economic conditions in parts of Western Europe, particularly in Italy and Spain, the average length of time it takes us to collect our accounts receivable in certain regions within these countries has increased. Outstanding governmental receivable balances, net of reserves, in Italy at June 30, 2014 and September 30, 2013 were $61 million and $73 million, respectively. Outstanding governmental receivable balances, net of reserves, in Spain were $42 million and $61 million at June 30, 2014 and September 30, 2013, respectively. During the second quarter of fiscal year 2014, we received a $36 million payment from the Spanish government, and as a result, we reversed $6 million of bad debt expense that was previously recorded to reserve for uncollected outstanding government receivable balances in Spain.

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

An evaluation was carried out by BD’s management, with the participation of BD’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of BD’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of June 30, 2014. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were, as of the end of the period covered by this report, effective and designed to ensure that material information relating to BD and its consolidated subsidiaries would be made known to them by others within these entities. There were no changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2014 identified in connection with the above-referenced evaluation that have materially affected, or are reasonably likely to materially affect, BD’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are involved, both as a plaintiff and a defendant, in various legal proceedings which arise in the ordinary course of business, including product liability and environmental matters as set forth in our 2013 Annual Report on Form 10-K and in Note 5 of the Notes to Condensed Consolidated Financial Statements in this report. Since March 31, 2014, the following developments have occurred with respect to the legal proceedings in which we are involved:

Patent Infringement Action

On July 7, 2014, the Federal Circuit Court of Appeals affirmed the November 9, 2009 District Court ruling that awarded Retractable Technologies, Inc. $5 million in damages for patent infringement.

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

Item 1A.	Risk Factors

There have been no material changes to the risk factors disclosed in Part 1, Item 1A, of our 2013 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth certain information regarding our purchases of common stock of BD during the quarter ended June 30, 2014.

Issuer Purchases of Equity Securities

For the three months ended June 30, 2014	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
April 1 – 30, 2014	2,209	$117.13	—	10,750,550
May 1 – 31, 2014	1,218,581	$115.94	1,217,735	9,532,815
June 1 – 30, 2014	385,755	$118.76	385,755	9,147,060

Total	1,606,545	$116.62	1,603,490	9,147,060

(1)	Includes 3,055 shares purchased during the quarter in open market transactions by the trust relating to BD’s Deferred Compensation and Retirement Benefit Restoration Plan and 1996 Directors’ Deferral Plan.
(2)	Repurchases of 750,550 were made pursuant to a repurchase program covering 18 million shares authorized by the Board of Directors on July 26, 2011, which program expired during the quarter. The remaining repurchases were made pursuant to a repurchase program covering 10 million additional shares authorized by the Board of Directors on September 24, 2013 (the “2013 Program”). There is no expiration date for the 2013 Program.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

Exhibit 31	Certifications of Chief Executive Officer and Chief Financial Officer, pursuant to SEC Rule 13a - 14(a).

Exhibit 32	Certifications of Chief Executive Officer and Chief Financial Officer, pursuant to Rule 13a - 14(b) and Section 1350 of Chapter 63 of Title 18 of the U.S. Code.

Exhibit 101	The following materials from this report, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Becton, Dickinson and Company
(Registrant)

Dated: August 4, 2014

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