Form 10-K
period 2014-09-30
BECTON DICKINSON & CO
filed 2014-11-26
CIK 10795

As filed with the Securities and Exchange Commission on November 26, 2014

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2014

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐        No  ☑

As of March 31, 2014, the aggregate market value of the registrant’s outstanding common stock held by non-affiliates of the registrant was approximately $22,580,883,580.

As of October 31, 2014, 191,977,449 shares of the registrant’s common stock were outstanding.

Documents Incorporated by Reference

Portions of the registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held January 27, 2015 are incorporated by reference into Part III hereof.

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

Business Segments

During fiscal year 2014, BD’s operations consisted of three worldwide business segments: BD Medical, BD Diagnostics and BD Biosciences. Information with respect to BD’s business segments is included in Note 6 to the consolidated financial statements contained in Item 8, Financial Statements and Supplementary Data, and is incorporated herein by reference. Beginning in fiscal year 2015, BD’s organizational structure was realigned to better complement its customer-focused solutions strategy and will be based on two principal business segments. The composition of the Medical segment remains unchanged and the former Diagnostics and Biosciences segments have been combined into one segment, BD Life Sciences.

BD Medical

BD Medical produces a broad array of medical devices that are used in a wide range of healthcare settings. BD Medical’s principal product lines include needles, syringes and intravenous catheters for medication delivery (including safety-engineered and auto-disable devices); prefilled IV flush syringes; syringes and pen needles for the injection of insulin and other drugs used in the treatment of diabetes; prefillable drug delivery systems provided to pharmaceutical companies and sold to end-users as drug/device combinations; regional anesthesia needles and trays; sharps disposal containers; closed-system transfer devices; and generic prefilled injectables. The primary customers served by BD Medical are hospitals and clinics; physicians’ office practices; consumers and retail pharmacies; governmental and nonprofit public health agencies; pharmaceutical companies; and healthcare workers.

BD Diagnostics

BD Diagnostics provides products for the safe collection and transport of diagnostics specimens, as well as instruments and reagent systems to detect a broad range of infectious diseases, healthcare-associated infections (“HAIs”) and cancers. BD Diagnostics’ principal products include integrated systems for specimen collection; safety-engineered blood collection products and systems; automated blood culturing and tuberculosis culturing systems; molecular testing systems for infectious diseases and women’s health; microorganism identification and drug susceptibility systems; liquid-based cytology systems for cervical cancer screening; rapid diagnostic assays; microbiology laboratory automation; and plated media. BD Diagnostics serves hospitals, laboratories and clinics; reference laboratories; blood banks; healthcare workers; public health agencies; physicians’ office practices; and industrial and food microbiology laboratories.

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

Acquisitions

Definitive Agreement to Acquire CareFusion Corporation. On October 5, 2014, BD announced a definitive agreement (the “Merger Agreement”) under which BD will acquire CareFusion Corporation (“CareFusion”) to create a global leader in medication management and patient safety solutions.

Under the terms of the Merger Agreement, each outstanding share of CareFusion common stock will be converted into the right to receive $49.00 in cash, without interest, and 0.0777 of a share of BD’s common stock. The transaction is subject to regulatory and CareFusion shareholder approvals, as well as customary closing conditions, and is expected to close in the first half of calendar year 2015. BD plans to finance the transaction with: the issuance of BD’s common stock to CareFusion’s shareholders, available cash on hand, and third-party debt financing, which we expect to include a combination of term loan financing, the issuance of senior unsecured notes and commercial paper financing, or an unsecured bridge loan if such financing is not obtained prior to the closing of the transaction.

The foregoing description of the Merger Agreement and the transactions contemplated thereby is not complete and is subject to and qualified in its entirety by reference to the Merger Agreement, a copy of which is included as an exhibit to the Current Report on Form 8-K filed by BD on October 6, 2014.

Acquisition of GenCell. On October 3, 2014, BD acquired GenCell Biosystems, a privately-held Irish biotech company that has developed proprietary technologies that address key biological analysis protocols, including library preparation of next generation sequencing and genotyping for applications.

Additional information regarding these acquisitions is contained in Note 9 to the consolidated financial statements contained in Item 8, Financial Statements and Supplementary Data, which is incorporated herein by reference.

International Operations

BD’s products are manufactured and sold worldwide. For reporting purposes, we organize our operations outside the United States as follows: Europe (which includes the Middle East and Africa); Greater Asia (which includes Japan and Asia Pacific); Latin America (which includes Mexico and Brazil); and Canada. The principal products sold by BD outside the United States are needles and syringes; insulin syringes and pen needles; diagnostic systems and laboratory equipment; BD Vacutainer™ brand blood collection products; BD Hypak™ brand prefillable syringe systems; infusion therapy products; flow cytometry instruments and reagents; and disposable laboratory products. BD has manufacturing operations outside the United States in Brazil, Canada, China, France, Germany, Hungary, India, Ireland, Japan, Mexico, the Netherlands, Pakistan, Singapore, Spain, and the United Kingdom. Geographic information with respect to BD’s operations is included under the heading “Geographic Information” in Note 6 to the consolidated financial statements included in Item 8, Financial Statements and Supplementary Data, and is incorporated herein by reference.

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

Raw Materials

BD purchases many different types of raw materials, including plastics, glass, metals, textiles, paper products, agricultural products, electronic and mechanical sub-assemblies and various biological, chemical and petrochemical products. BD seeks to ensure continuity of raw material supply by securing multiple options for sourcing. However, there are situations where raw materials are only available from one supplier, which are referred to as sole sourced. The use of sole sourced materials may be due to sourcing of proprietary and/or patented technology and processes that are intended to provide a unique market differentiation to our product. In other cases, while a raw material can be sourced from multiple manufacturers, only one supplier is qualified due to quality assurance, cost or other considerations. In order to provide alternate sources of raw materials, BD must complete a rigorous qualification process, which most often includes completion of regulatory registration and approval. If clinical trials are not required, this qualification process can take 3-18 months depending on the criticality of the change. When clinical trials are required, this process may lengthen the qualification phase from one to three years. BD continuously assesses its sole sourced raw materials and maintains business continuity plans with our suppliers. BD’s continuity plans may include securing secondary supply with alternate suppliers, qualification of alternate manufacturing facilities, maintaining contingency stock, internal development of supply and establishment of technology escrow accounts. While BD works closely with its suppliers, there may nonetheless be events that cause supply interruption, reduction or termination that adversely impacts BD’s ability to manufacture and sell certain products.

Research and Development

BD conducts its research and development (“R&D”) activities at its operating units and at BD Technologies in Research Triangle Park, North Carolina. The majority of BD’s R&D activities are conducted in the United States. Outside the United States, BD’s businesses conduct R&D activities in Canada, China, France, India and Singapore. BD also collaborates with certain universities, medical centers and other entities on R&D programs, and retains individual consultants to support its efforts in specialized fields. BD spent approximately $550 million, $494 million, and $472 million on research and development during the fiscal years ended September 30, 2014, 2013, and 2012, respectively.

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

Regulation

BD’s medical technology products and operations are subject to regulation by the U.S. Food and Drug Administration (“FDA”) and various other federal and state agencies, as well as by foreign governmental agencies. These agencies enforce laws and regulations that govern the development, testing, manufacturing, labeling, advertising, marketing and distribution, and market surveillance of BD’s medical products. The scope of the activities of these agencies, particularly in the Europe, Japan, and Asia Pacific regions in which BD operates, has been increasing.

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

Employees

As of September 30, 2014, BD had 30,619 employees, of whom 11,965 were employed in the U.S. (including Puerto Rico). BD believes that its employee relations are satisfactory.

Available Information

BD maintains a website at www.bd.com. BD also makes available its Annual Reports on Form 10-K, its Quarterly Reports on Form 10-Q, and its Current Reports on Form 8-K (and amendments to those reports) as soon as reasonably practicable after those reports are electronically filed with, or furnished to, the Securities and Exchange Commission (“SEC”). These filings may be obtained and printed free of charge at www.bd.com/investors. In addition, the written charters of the Audit Committee, the Compensation and Benefits Committee, the Corporate Governance and Nominating Committee, the Executive Committee and the Science, Marketing, Innovation and Technology Committee of the Board of Directors, BD’s Corporate Governance Principles and its Code of Conduct, are available at BD’s website at www.bd.com/investors/corporate_governance/. Printed copies of these materials, this 2014 Annual Report on Form 10-K, and BD’s reports and statements filed with, or furnished to, the SEC, may be obtained, without charge, by contacting the Corporate Secretary, BD, 1 Becton Drive, Franklin Lakes, New Jersey 07417-1880, telephone 201-847-6800. In addition, the SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov.

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

In recent years, we have been faced with very challenging global economic conditions, particularly in the U.S. and Western Europe. Deterioration in the global economic environment may result in decreased demand for our products and services, increased competition, downward pressure on the prices for our products, longer sales cycles, and slower adoption of new technologies. A weakening of macroeconomic conditions may also adversely affect our suppliers, which could result in interruptions in supply in the future. We have also experienced delays in collecting receivables in certain countries in Western Europe, and we may experience similar delays in these and other countries or regions experiencing liquidity problems. While we have not experienced a slowing of growth in emerging markets as other companies in our industry have reported, there can be no assurance that a deterioration of economic conditions in these markets will not adversely affect our future results.

We are subject to foreign currency exchange risk.

About 60% of our fiscal year 2014 revenues were derived from international operations, and we anticipate that a significant portion of our sales will continue to come from outside the U.S. in the future. The revenues we report with respect to our operations outside the United States may be adversely affected by fluctuations in foreign currency exchange rates. A discussion of the financial impact of exchange rate fluctuations and the ways and extent to which we may attempt to address any impact is contained in Item. 7, Management’s Discussion of Financial Condition and Results of Operations. Any hedging activities we engage in may only offset a portion of the adverse financial impact resulting from unfavorable changes in foreign currency exchange rates. We cannot predict with any certainty changes in foreign currency exchange rates or the degree to which we can address these risks.

Changes in reimbursement practices of third-party payers could affect the demand for our products and the prices at which they are sold.

Our sales depend, in part, on the extent to which healthcare providers and facilities are reimbursed by government authorities, private insurers and other third-party payers for the costs of our products. The coverage policies and reimbursement levels of third-party payers, which can vary among public and private sources and by country, may affect which products customers purchase and the prices they are willing to pay for those products in a particular jurisdiction. Reimbursement rates can also affect the acceptance rate of new technologies and products. Legislative or administrative reforms to reimbursement systems in the United States or abroad, or changes in reimbursement rates by private payers, could significantly reduce reimbursement for procedures using BD products or result in denial of reimbursement for those products, which would adversely affect customer demand or the price customers are willing to pay for such products. See “Third-Party Reimbursement” under Item 1. Business.

Federal healthcare reform may adversely affect our results of operations.

The Patient Protection and Affordable Care Act (the “PPACA”) was enacted in March 2010. Under the PPACA, beginning in 2013, medical device manufacturers, such as BD, pay a 2.3% excise tax on U.S. sales of certain medical devices. We cannot predict with any certainty what other impact the PPACA may have on our business. The PPACA, among other things, reduces Medicare and Medicaid payments to hospitals, clinical laboratories and pharmaceutical companies, and could otherwise reduce the volume of medical procedures. These factors, in turn, could result in reduced demand for our products and increased downward pricing pressure. It is also possible that the PPACA will result in lower reimbursement rates for our products. Other provisions in the law may significantly change the practice of health care and could adversely affect aspects of our business. While the PPACA is intended to expand health insurance coverage to uninsured persons in the United States, the overall increase in access to healthcare has not had any discernable impact on sales of BD’s products.

Efforts to reduce the U.S. federal deficit could adversely affect our results of operations.

The Budget Control Act of 2011 implements automatic spending cuts (known as sequestration) designed to reduce government spending by over $1 trillion over a ten year period, beginning in 2013, and will remain in effect in the absence of further legislative action. Half of the automatic reductions will come from non-defense discretionary spending and domestic entitlement programs, including reductions in payments to Medicare providers. Government research funding has also been reduced as a result of sequestration. Such reductions in government healthcare spending or research funding could result in reduced demand for our products or additional pricing pressure. Further, there is ongoing uncertainty regarding the federal budget and federal spending levels, including the possible impacts of a failure to increase the “debt ceiling.” Any U.S. government default on its debt could have broad macroeconomic effects that could, among other things, raise our borrowing costs. Any future shutdown of the federal government or failure to enact annual appropriations could also have a material adverse impact on our business.

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

We rely on information technology systems to process, transmit, and store electronic information in our day-to-day operations. Our information technology systems have been subjected to computer viruses or other malicious codes, unauthorized access, and cyber- or phishing-attacks, and we expect to be subject to similar attacks in the future. We also store certain information with third parties that could be subject to these types of attacks. These attacks could result in our intellectual property and other confidential information being lost or stolen, disruption of our operations, and other negative consequences, such as increased costs for security measures or remediation costs, and diversion of management attention. While we will continue to implement additional protective measures to reduce the risk of and detect future cyber incidents, cyber-attacks are becoming more sophisticated and frequent, and the techniques used in such attacks change rapidly. There can be no assurances that our protective measures will prevent future attacks that could have a significant impact on our business.

BD’s future growth is dependent in part upon the development of new products, and there can be no assurance that such products will be developed.

A significant element of our strategy is to increase revenue growth by focusing on products that deliver greater benefits to patients, healthcare workers and researchers. The development of these products requires significant investment in research and development, clinical trials and regulatory approvals. The results of our product development efforts may be affected by a number of factors, including BD’s ability to anticipate customer needs, innovate and develop new products, complete clinical trials, obtain regulatory approvals and reimbursement in the United States and abroad, manufacture products in a cost-effective manner, obtain appropriate intellectual property protection for our products, and gain and maintain market approval of our products. In addition, patents attained by others can preclude or delay our commercialization of a product. There can be no assurance that any products now in development or that we may seek to develop in the future will achieve technological feasibility, obtain regulatory approval or gain market acceptance.

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

For additional information regarding risks relating to our pending acquisition of CareFusion, see the risk factors below under the heading “Risks relating to our pending acquisition of CareFusion”.

The medical technology industry is very competitive.

The medical technology industry is subject to rapid technological change. In addition, we face changing customer preferences and requirements, including increased customer demand for more environmentally-friendly products. We face significant competition across our product lines and in each market in which our products are sold on the basis of product features, clinical outcomes, price, services and other factors. We face this competition from a wide range of companies. These include large medical device companies with multiple product lines, some of which may have greater financial and marketing resources than we do, and firms that are more specialized than we are with respect to particular markets or product lines. Other firms engaged in the distribution of medical technology products have become manufacturers of medical devices and instruments as well. In some instances, competitors, including pharmaceutical companies, also offer, or are attempting to develop, alternative therapies for disease states that may be delivered without a medical device. The development of new or improved products, processes or technologies by other companies (such as needle-free injection technology) may render our products or proposed products obsolete or less competitive. The entry into the market of manufacturers located in China and other low-cost manufacturing locations has also created pricing pressure, particularly in developing markets. Some competitors have also established manufacturing sites or have contracted with suppliers located in these countries as a means to lower their costs.

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

In addition, our international operations are governed by the Foreign Corrupt Practices Act and similar anti-corruption laws. Global enforcement of anti-corruption laws has increased substantially in recent years, with more enforcement proceedings by U.S. and foreign governmental agencies and the imposition of significant fines and penalties. While we have implemented policies and procedures to enhance compliance with these laws, our international operations create the risk that there may be unauthorized payments or offers of payments by employees, consultants, sales agents or distributors. Any alleged or actual violations of these laws may subject us to government scrutiny, severe criminal or civil sanctions and other liabilities, and negatively affect our reputation.

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

Reductions in customers’ research budgets or government funding may adversely affect our BD Biosciences business.

Our BD Biosciences business sells products to researchers at pharmaceutical and biotechnology companies, academic institutions, government laboratories and private foundations. Research and development spending of our customers can fluctuate based on spending priorities and general economic conditions. A number of these customers are also dependent for their funding upon grants from U.S. government agencies, such as the U.S. National Institutes of Health (“NIH”) and agencies in other countries. The level of government funding of research and development is unpredictable. There have been instances where NIH grants have been frozen or otherwise unavailable for extended periods. The availability of governmental research funding may also continue to be adversely affected by economic conditions and, as described above, governmental spending reductions. Any reduction or delay in governmental funding could cause our customers to delay or forego purchases of our products.

A reduction or interruption in the supply of certain raw materials and components would adversely affect BD’s manufacturing operations and related product sales.

BD purchases many different types of raw materials and components. Certain raw materials (primarily related to the BD Biosciences business) and components are not available from multiple sources. In addition, for quality assurance, cost-effectiveness and other reasons, BD elects to purchase certain raw materials and components from sole suppliers. The supply of these materials can be disrupted for a number of reasons, including economic conditions as described above. While we work with suppliers to ensure continuity of supply, no assurance can be given that these efforts will be successful. In addition, due to regulatory requirements relating to the qualification of suppliers, we may not be able to establish additional or replacement sources on a timely basis or without excessive cost. The termination, reduction or interruption in supply of these sole-sourced raw materials and components could adversely impact our ability to manufacture and sell certain of our products.

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

For additional information regarding litigation relating to our pending acquisition of CareFusion, see the risk factors below under the heading “Risks relating to our pending acquisition of CareFusion”.

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

We may experience difficulties fully implementing our enterprise resource planning system.

We have been engaged in a project to upgrade our enterprise resource planning (“ERP”) system. Our ERP system is critical to our ability to accurately maintain books and records, record transactions, provide important information to our management and prepare our financial statements. The implementation of the new ERP system has required, and will continue to require, the investment of significant financial and human resources. In addition, we may not be able to successfully complete the full implementation of the ERP system without experiencing difficulties. Any disruptions, delays or deficiencies in the design and implementation of the new

ERP system could adversely affect our ability to process orders, ship products, provide services and customer support, send invoices and track payments, fulfill contractual obligations or otherwise operate our business.

Our operations are dependent in part on patents and other intellectual property assets.

Many of BD’s businesses rely on patent, trademark and other intellectual property assets. These intellectual property assets, in the aggregate, are of material importance to our business. BD can lose the protection afforded by these intellectual property assets through patent expirations, legal challenges or governmental action. Patents attained by competitors, particularly as patents on our products expire, may also adversely affect our competitive position. In addition, competitors may claim that BD products infringe upon their intellectual property, which could result in significant legal fees damage awards, royalties and injunctions against future sales of our products. The loss of a significant portion of our portfolio of intellectual property assets may have an adverse effect on our earnings, financial condition or cash flows.

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

Risks relating to our pending acquisition of CareFusion

Completion of the merger is subject to conditions and if these conditions are not satisfied or waived, the merger will not be completed.

The obligations of BD and CareFusion to complete the merger are subject to satisfaction or waiver of a number of conditions including adoption of the merger by the CareFusion stockholders, the adoption or deemed adoption of approvals of the merger by the European Commission, the effectiveness of our registration statement on Form S-4 filed with the SEC with respect to our common stock to be issued in the merger, approval of the listing on the NYSE of the BD common stock to be issued in the merger, and the absence of an injunction prohibiting the merger. Each party’s obligation to complete the merger is subject to the satisfaction or waiver (to the extent permitted under applicable law) of certain other conditions, the accuracy of the representations and warranties of the other party under the merger agreement (subject to the materiality standards set forth in the merger agreement), the performance by the other party of its respective obligations under the merger agreement in all material respects and delivery of officer certificates by the other party certifying satisfaction of the two preceding conditions.

The failure to satisfy all of the required conditions could delay the completion of the merger for a significant period of time or prevent it from occurring. Any delay in completing the merger could cause BD not to realize some or all of the benefits that BD expects to achieve if the merger is successfully completed within its expected timeframe. There can be no assurance that the conditions to the closing of the merger will be satisfied or waived, or that the merger will be completed. The market price for our stock may reflect an assumption that the pending merger will occur, and the failure to complete the merger could result in a decline in our stock price.

In order to complete the merger, BD and CareFusion must make certain governmental filings and obtain certain governmental authorizations, and if such filings and authorizations are not made or granted or are granted with conditions, completion of the merger may be jeopardized or the anticipated benefits of the merger could be reduced.

Although BD and CareFusion have agreed in the merger agreement to use reasonable best efforts, subject to certain limitations, to make certain governmental filings, obtain notice of the adoption or deemed adoption of approvals of the merger by the European Commission, there can be no assurance that the European Commission will approve of the merger. As a condition to adoption of approvals of the merger, governmental authorities may impose requirements, limitations or costs, or require divestitures or place restrictions on the conduct of BD’s business after completion of the merger.

Under the terms of the merger agreement, subject to certain exceptions, BD and its subsidiaries are required to accept certain conditions and take certain actions imposed by governmental authorities that would apply to, or affect, the businesses, assets or properties of it, its subsidiaries or CareFusion and its subsidiaries. There can be no assurance that regulators will not impose conditions, terms, obligations or restrictions and that such conditions, terms, obligations or restrictions will not have the effect of (i) delaying completion of the merger, (ii) imposing additional material costs on or materially limiting the revenues of the combined company following the merger, or (iii) otherwise adversely affecting BD’s businesses and results of operations after completion of the merger. In addition, we can provide no assurance that these conditions, terms, obligations or restrictions will not result in the delay or abandonment of the merger.

Combining the two companies may be more difficult, costly or time consuming than expected and the anticipated benefits and cost savings of the merger may not be realized.

CareFusion and BD have operated and, until the completion of the merger, will continue to operate, independently. The success of the merger, including anticipated benefits and cost savings, will depend, in part, on BD’s ability to successfully combine and integrate our business with the business of CareFusion. It is possible that the pendency of the merger and/or the integration process could result in the loss of key employees, higher than expected costs, diversion of management attention of both CareFusion and BD, the disruption of either company’s ongoing businesses or inconsistencies in standards, controls, procedures and policies that adversely affect the combined company’s ability to maintain relationships with customers, vendors and employees or to achieve the anticipated benefits and cost savings of the merger. As part of the integration process, we may also attempt to divest certain assets of the combined company, which may not be possible on favorable terms, or at all, or, if successful, may change the profile of the combined company. If BD experiences difficulties with the integration process, the anticipated benefits of the merger may not be realized fully or at all, or may take longer to realize than expected. Integration efforts between the two companies will also divert management attention and resources. These integration matters could have an adverse effect on (i) each of BD and CareFusion during this transition period and (ii) the combined company for an undetermined period after completion of the merger. In addition, the actual cost savings of the merger could be less than anticipated.

In connection with the merger, BD will incur significant additional indebtedness and will assume certain of CareFusion’s outstanding indebtedness, which could adversely affect BD, including by decreasing BD’s business flexibility, and will increase its interest expense.

The total debt of BD as of September 30, 2014 was approximately $4 billion. BD’s pro forma indebtedness as of September 30, 2014, after giving effect to the merger and the anticipated incurrence and extinguishment of indebtedness in connection therewith, will be as much as $14 billion. BD will have substantially increased indebtedness following completion of the merger in comparison to that of BD on a recent historical basis, which could have the effect, among other things, of reducing BD’s flexibility to respond to changing business and economic conditions and increasing BD’s interest expense. BD will also incur various costs and expenses associated with the financing. The amount of cash required to pay interest on BD’s increased indebtedness levels following completion of the merger, and thus the demands on BD’s cash resources, will be greater than the amount of cash flows required to service the indebtedness of BD prior to the transaction. The increased levels of indebtedness following completion of the merger could also reduce funds available for working capital, capital expenditures, acquisitions and other general corporate purposes and may create competitive disadvantages for BD relative to other companies with lower debt levels. If BD does not achieve the expected benefits and cost savings from the merger, or if the financial performance of the combined company does not meet current expectations, then BD’s ability to service its indebtedness may be adversely impacted.

Certain of the indebtedness to be incurred in connection with the merger may bear interest at variable interest rates. If interest rates increase, variable rate debt will create higher debt service requirements, which could adversely affect BD’s cash flows.

In addition, BD’s credit ratings affect the cost and availability of future borrowings and, accordingly, BD’s cost of capital. BD’s ratings reflect each rating organization’s opinion of BD’s financial strength, operating performance and ability to meet BD’s debt obligations. In connection with the debt financing for the merger, it is anticipated that BD will seek ratings of its indebtedness from one or more nationally recognized statistical organizations. There can be no assurance that BD will achieve a particular rating or maintain a particular rating in the future.

In the event that the ratings of CareFusion’s existing notes are reduced beyond certain thresholds within certain time periods prior to or following the consummation of the merger, CareFusion could be required to offer to repurchase such notes at 101% of the principal amount of such notes plus any accrued and unpaid interest to the repurchase date.

Moreover, BD may be required to raise substantial additional financing to fund working capital, capital expenditures, acquisitions or other general corporate requirements. BD’s ability to arrange additional financing or refinancing will depend on, among other factors, BD’s financial position and performance, as well as prevailing market conditions and other factors beyond BD’s control. There can be no assurance that BD will be able to obtain additional financing or refinancing on terms acceptable to BD or at all.

The agreements that will govern the indebtedness to be incurred or assumed in connection with the merger contain various covenants that impose restrictions on BD and certain of its subsidiaries that may affect their ability to operate their businesses.

The agreements that will govern the indebtedness to be incurred or assumed in connection with the merger contain various affirmative and negative covenants that may, subject to certain significant exceptions, restrict the ability of BD and certain of its subsidiaries to, among other things, have liens on their property, transact business with affiliates and/or merge or consolidate with any other person or sell or convey certain of our assets to any one person. In addition, some of the agreements that govern the debt financing may contain financial covenants that will require BD to maintain certain financial ratios. The ability of BD and its subsidiaries to comply with these provisions may be affected by events beyond their control. Failure to comply with these covenants could result in an event of default, which, if not cured or waived, could accelerate BD’s repayment obligations.

The merger will be dilutive to BD’s earnings per share, measured on a GAAP basis.

Because shares of BD common stock will be issued in the merger, the merger will be dilutive to BD earnings per share, measured on a GAAP basis. Future events and conditions could increase the dilution that is currently projected, including adverse changes in market conditions, additional transaction and integration related costs and other factors such as the failure to realize some or all of the benefits anticipated in the merger. Any dilution of, or delay of any accretion to, BD’s earnings per share could cause the price of shares of BD common stock to decline or grow at a reduced rate.

The merger will involve substantial costs.

CareFusion and BD have incurred, and expect to continue to incur, a number of non-recurring costs associated with the merger and combining the operations of the two companies. The substantial majority of non- recurring expenses will be comprised of transaction and regulatory costs related to the merger.

BD also will incur transaction fees and costs related to formulating and implementing integration plans, including facilities and systems consolidation costs and employment-related costs. BD continues to assess the magnitude of these costs, and additional unanticipated costs may be incurred in the merger and the integration of the two companies’ businesses. Although BD expects that the elimination of duplicative costs, as well as the realization of other efficiencies related to the integration of the businesses, should allow BD to offset integration-related costs over time, this net benefit may not be achieved in the near term, or at all. See the risk factor entitled “—Combining the two companies may be more difficult, costly or time consuming than expected and the anticipated benefits and cost savings of the merger may not be realized” above.

Sales of shares of BD common stock after the completion of the transaction may cause the market price of BD common stock to fall.

Based on the number of outstanding shares of CareFusion common stock as of October 3, 2014, BD would issue approximately 16 million shares of BD common stock in connection with the transaction. Many CareFusion stockholders may decide not to hold the shares of BD common stock they will receive in the merger. Other CareFusion stockholders, such as funds with limitations on their permitted holdings of stock in individual issuers, may be required to sell the shares of BD common stock that they receive in the merger. Such sales of BD common stock could have the effect of depressing the market price for BD common stock and may take place promptly following the merger.

Lawsuits have been filed, and other lawsuits may be filed, against CareFusion, its directors, BD and Merger Corp challenging the merger, and an adverse ruling in such lawsuits may prevent the merger from becoming effective or from becoming effective within the expected timeframe.

CareFusion, its directors, and BD are named as defendants in eight putative class action lawsuits brought by purported CareFusion stockholders challenging the proposed merger and seeking, among other things, equitable relief to enjoin consummation of the merger, rescission of the merger and/or rescissory damages. One of the conditions to the completion of the merger is that no injunction by any court or other tribunal of competent jurisdiction will be in effect that prohibits or makes illegal the consummation of the merger. As such, if any of the plaintiffs are successful in obtaining an injunction prohibiting the consummation of the merger, then such injunction may prevent the merger from becoming effective or from becoming effective within the expected timeframe.

Uncertainties associated with the merger may cause a loss of management personnel and other key employees of CareFusion or BD, which could adversely affect the future business and operations of the combined company following the merger.

CareFusion and BD are dependent on the experience and industry knowledge of their officers and other key employees to execute their business plans. The combined company’s success after the merger will depend in part upon its ability to retain key management personnel and other key employees of CareFusion and BD. Current and prospective employees of CareFusion and BD may experience uncertainty about their future roles with the combined company following the merger, which may materially adversely affect the ability of each of CareFusion and BD to attract and retain key personnel during the pendency of the merger. Accordingly, no assurance can be given that the combined company will be able to retain key management personnel and other key employees of CareFusion and BD.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.    Properties.

BD’s executive offices are located in Franklin Lakes, New Jersey. As of November 1, 2014, BD owned or leased 173 facilities throughout the world comprising approximately 16,631,432 square feet of manufacturing, warehousing, administrative and research facilities. The U.S. facilities, including those in Puerto Rico, comprise approximately 7,070,400 square feet of owned and 1,903,834 square feet of leased space. The international facilities comprise approximately 5,966,136 square feet of owned and 1,691,062 square feet of leased space. Sales offices and distribution centers included in the total square footage are also located throughout the world.

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

Sites	Corporate	BD Biosciences	BD Diagnostics	BD Medical	Mixed(A)	Total
Leased	4	6	9	33	70	122
Owned	2	4	14	22	9	51
Total	6	10	23	55	79	173
Square feet	1,039,063	913,288	3,379,711	7,359,036	3,940,334	16,631,432

(A)	Facilities used by more than one business segment.

BD believes that its facilities are of good construction and in good physical condition, are suitable and adequate for the operations conducted at those facilities, and are, with minor exceptions, fully utilized and operating at normal capacity.

The U.S. facilities are located in Arizona, California, Connecticut, Florida, Georgia, Indiana, Maryland, Massachusetts, Michigan, Minnesota, Missouri, Nebraska, New Jersey, North Carolina, Pennsylvania, South Carolina, Tennessee, Texas, Utah, Washington, D.C., Washington, Wisconsin and Puerto Rico.

The international facilities are as follows:

— Europe, which includes facilities in Austria, Belgium, the Czech Republic, Denmark, England, Finland, France, Germany, Ghana, Hungary, Ireland, Italy, Kenya, Luxembourg, Poland, Russia, Saudi Arabia, South Africa, Spain, Switzerland, Turkey, the United Arab Emirates and Zambia.

— Greater Asia, which includes facilities in Australia, China, India, Indonesia, Japan, Malaysia, New Zealand, Pakistan, the Philippines, Singapore, South Korea, Taiwan, Thailand and Vietnam.

— Latin America, which includes facilities in Argentina, Brazil, Chile, Colombia, Mexico and Peru.

— Canada.

Item 3.    Legal Proceedings.

Given the uncertain nature of litigation generally, BD is not able in all cases to estimate the amount or range of loss that could result from an unfavorable outcome of the litigation to which BD is a party. In accordance with U.S. generally accepted accounting principles, BD establishes accruals to the extent probable future losses are estimable (in the case of environmental matters, without considering possible third-party recoveries). In view of the uncertainties discussed below, BD could incur charges in excess of any currently established accruals and, to the extent available, liability insurance. In the opinion of management, any such future charges, individually or in the aggregate, could have a material adverse effect on BD’s consolidated results of operations and consolidated cash flows.

BD was named as a defendant in the following purported class action suits brought on behalf of indirect purchasers of BD’s products, such as hospitals and retailers (the “Hospital Plaintiffs”), alleging that BD violated federal and state antitrust laws, resulting in the charging of higher prices for BD’s products to the plaintiffs and other purported class members.

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

Pursuant to a settlement agreement that BD entered into with the Hospital Plaintiffs on July 30, 2013 and following approval by the New Jersey District Court (on a preliminary basis in November 2013 and on a final basis in March 2014), BD has paid $22 million in exchange for a release by all potential class members of the indirect purchaser claims related to the products and acts enumerated in the complaint, and a dismissal of the case with prejudice.

In June 2007, Retractable Technologies, Inc. (“RTI”) filed a complaint against BD under the caption Retractable Technologies, Inc. vs. Becton Dickinson and Company (Civil Action No. 2:07-cv-250, U.S. District Court, Eastern District of Texas). RTI alleges that the BD Integra™ syringes infringe patents licensed exclusively to RTI. In its complaint, RTI also alleges that BD engaged in false advertising with respect to certain of BD’s safety-engineered products in violation of the Lanham Act; acted to exclude RTI from various product markets and to maintain its market share through, among other things, exclusionary contracts in violation of state and federal antitrust laws; and engaged in unfair competition. In January 2008, the court severed the patent and non-patent claims into separate cases, and stayed the non-patent claims during the pendency of the patent claims at the trial court level. RTI seeks money damages and injunctive relief. On April 1, 2008, RTI filed a complaint against BD under the caption Retractable Technologies, Inc. and Thomas J. Shaw v. Becton Dickinson and Company (Civil Action No.2:08-cv-141, U.S. District Court, Eastern District of Texas). RTI alleges that the BD Integra™ syringes infringe another patent licensed exclusively to RTI. RTI seeks money damages and injunctive relief. On August 29, 2008, the court ordered the consolidation of the patent cases. On November 9, 2009, at a trial of these consolidated cases, the jury rendered a verdict in favor of RTI on all but one of its infringement claims, but did not find any willful infringement, and awarded RTI $5 million in damages. On May 19, 2010, the court granted RTI’s motion for a permanent injunction against the continued sale by BD of its BD Integra™ products in their current form, but stayed the injunction for the duration of BD’s appeal. At the same time, the court lifted a stay of RTI’s non-patent claims. On July 8, 2011, the Court of Appeals for the Federal Circuit reversed the District Court judgment that BD’s 3ml BD Integra™ products infringed the asserted RTI patents and affirmed the District Court judgment of infringement against BD’s discontinued 1ml BD Integra™ products. On October 31, 2011, the Federal Circuit Court of Appeals denied RTI’s request for an en banc rehearing. In January 2013, RTI’s petition for review with the U.S. Supreme Court was denied. BD’s motion for further proceedings on damages was denied by the District Court on the grounds that the District Court did not have authority to modify the $5 million damage award. BD appealed this ruling to the Federal Circuit Court of Appeals, and on July 7, 2014, the Court affirmed the District Court ruling leaving the damages award intact. On September 19, 2014, the Federal Circuit Court of Appeals denied BD’s request for an en banc rehearing.

On September 19, 2013, a jury returned a verdict against BD with respect to certain of RTI’s non-patent claims. The verdict was unfavorable to BD with respect to RTI’s Lanham Act claim and claim for attempted monopolization based on deception in the safety syringe market. The jury awarded RTI $113.5 million for its attempted monopolization claim (which will be trebled under the antitrust statute). The jury’s verdict rejected RTI’s monopolization claims in the markets for safety syringes, conventional syringes and safety IV catheters; its attempted monopolization claims in the markets for conventional syringes and safety IV catheters; and its claims for contractual restraint of trade and exclusive dealing in the markets for safety syringes, conventional syringes and safety IV catheters. In connection with the verdict, BD recorded a pre-tax charge of approximately $341 million in the fourth quarter of fiscal year 2013. On September 30, 2014, the Court issued a ruling denying BD’s post-trial motion for judgment as a matter of law. On November 10, 2014, the Court issued a ruling denying RTI’s request for disgorgement of BD profits for false advertising on the ground that any profit to which RTI is entitled is included within the amount of the antitrust damage award. The court granted RTI’s request that BD be ordered to issue certain corrective statements regarding its advertising. The Court denied RTI’s request for injunctive relief relating to BD’s contracting practices and BD’s safety syringe advertising, finding that RTI failed to prove that BD’s contracting practices violated the antitrust laws or that BD’s safety syringe advertising is false. The Court concluded that RTI is entitled to certain categories of attorneys’ fees that it requested, but that its total fee recovery should be reduced by 50%. The Court directed the parties to meet and confer on the precise amount of the fee award, which we expect to be less than half of the $36 million that RTI originally requested. BD plans to appeal the jury’s verdict and Court rulings favoring RTI at the appropriate time.

On November 4, 2013, the Secretariat of Foreign Trade (“SECEX”) of the Federal Republic of Brazil, initiated an administrative anti-dumping investigation of imports of vacuum plastic tubes for blood collection into Brazil from the United States of America, the United Kingdom of Great Britain and Northern Ireland, the Federal Republic of Germany and the People’s Republic of China during the period from January 2012 through December 2012. BD, through its United States and international subsidiaries, exports vacuum plastic tubes for blood collection into Brazil and is cooperating with the investigation. The investigation is ongoing. During the course of the investigation (on a provisional basis) and upon completion of the investigation (on a final basis), the SECEX will issue a decision on whether grounds exist to apply anti-dumping measures (including, without limitation, the imposition of duties on such vacuum plastic tubes imported into Brazil). Once applied, anti-dumping measures will last for as long as the measures are deemed necessary, which, in most cases, is for five years. BD does not expect that the outcome of the investigation will materially affect results of operations.

On October 5, 2014, CareFusion Corporation (CareFusion) and BD entered into an Agreement and Plan of Merger (which we refer to as the merger agreement) that provides for the acquisition of CareFusion by BD. Under the terms of the merger agreement, a subsidiary of BD (the merger subsidiary) will merge with and into CareFusion, with CareFusion surviving the merger as a wholly owned subsidiary of BD. Several putative class action lawsuits have been filed against CareFusion, its directors, and BD and the merger subsidiary in the Delaware Court of Chancery and in the Superior Court of California, San Diego County. These lawsuits generally allege that the members of the board of directors of CareFusion breached their fiduciary duties in connection with the merger by, among other things, carrying out a process that the plaintiff alleges did not ensure adequate and fair consideration to CareFusion stockholders. The plaintiffs in these actions further allege that CareFusion and BD aided and abetted the individual defendants’ breaches of their fiduciary duties. The plaintiffs seek, among other things, equitable relief to enjoin consummation of the merger, rescission of the merger and/or rescissory damages, and attorneys’ fees and costs.

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

Name	Age	Position
Vincent A. Forlenza	61	Chairman since July 2012; Chief Executive Officer since October 2011; President since January 2009; Chief Operating Officer from July 2010 to October 2011; and prior thereto, Executive Vice President.
Gary M. Cohen	55	Executive Vice President.
Alexandre Conroy	51	President, Europe, EMA and the Americas since June 2012; President, Western Europe from August 2009 to June 2012.
Jerome V. Hurwitz	60	Senior Vice President — Human Resources since September 2013; Vice President, Change Management from November 2010 to September 2013; and Vice President, Everest Program from October 2008 to October 2010.
William A. Kozy	62	Chief Operating Officer since November 2012; and Executive Vice President since June 2006.
James Lim	50	President, Greater Asia since June 2012; and prior thereto, Vice President/General Manager, Central Asia Pacific and Operations.
Thomas E. Polen	41	Segment President — Medical since October 1, 2014; Group President from October 2013 to October 2014; Worldwide President — BD Diagnostic Systems from October 2010 to October 2013; and Worldwide President — BD Preanalytical Systems from February 2009 to October 2010.
Christopher R. Reidy	57	Chief Financial Officer and Executive Vice President of Administration since July 15, 2013; and Vice President and Chief Financial Officer of ADP Corporation from October 2006 to January 2013.
Nabil Shabshab	49	Senior Vice President and Chief Marketing Officer since August 2011; and prior thereto, Executive Vice President, Global Portfolio Management of Diversey, Inc.
Jeffrey S. Sherman	59	Senior Vice President and General Counsel.
Stephen Sichak	57	Senior Vice President, Integrated Supply Chain.
Ellen R. Strahlman, M.D.	57	Senior Vice President, Research and Development and Chief Medical Officer since April 2013; Senior Vice President, Office of the CEO and Global Head, Neglected Tropical Diseases from March 2012 to May 2012 and Chief Medical Officer from August 2008 to March 2012 of GlaxoSmithKline.
Linda M. Tharby	46	Segment President — Life Sciences since October 1, 2014; Group President from October 2013 to October 2014; and Worldwide President — BD Medical, Diabetes Care from July 2008 to October 2013.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

BD’s common stock is listed on the New York Stock Exchange. As of October 31, 2014, there were approximately 8,187 shareholders of record.

Market and Market Prices of Common Stock (per common share)

	2013		2014
By Quarter	High	Low	High	Low
First	$79.46	$74.63	$110.60	$98.33
Second	95.61	79.45	117.08	105.40
Third	101.92	93.58	120.33	111.18
Fourth	104.50	97.14	120.21	112.63

Dividends (per common share)

By Quarter	2013	2014
First	$0.495	$0.545
Second	0.495	0.545
Third	0.495	0.545
Fourth	0.495	0.545

Issuer Purchases of Equity Securities

The table below sets forth certain information regarding BD’s purchases of its common stock during the fiscal quarter ended September 30, 2014.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs(2)
July 1-31, 2014	2,142	$119.67	—	9,147,060
August 1-31, 2014	822	$115.92	—	9,147,060
September 1-30, 2014	—	$—	—	9,147,060

Total	2,964	$118.63	—	9,147,060

(1)	The shares purchased during the quarter were purchased in open market transactions by the trust relating to BD’s Deferred Compensation and Retirement Benefit Restoration Plan and 1996 Directors’ Deferral Plan.

(2)	Represents shares under a repurchase program covering 10 million shares authorized by the Board of Directors on September 24, 2013, for which there is no expiration date.

Item 6.    Selected Financial Data.

FIVE-YEAR SUMMARY OF SELECTED FINANCIAL DATA

Becton, Dickinson and Company

	Years Ended September 30
	2014		2013		2012		2011	2010
	Dollars in millions, except share and per share amounts
Operations
Revenues	$8,446		$8,054		$7,708		$7,584	$7,124
Gross Margin	4,301		4,171		3,953		3,959	3,696
Research and Development Expense	550		494		472		470	423
Operating Income	1,606		1,254		1,558		1,666	1,582
Interest Expense, Net	89		98		84		41	16
Income From Continuing Operations Before Income Taxes	1,522	(A)	1,165	(B)	1,472	(C)	1,618	1,567
Income Tax Provision	337		236		363		417	452
Income from Continuing Operations	1,185	(A)	929	(B)	1,110	(C)	1,201	1,115
Net Income	1,185		1,293		1,170		1,271	1,318
Basic Earnings Per Share from Continuing Operations	6.13		4.76		5.40		5.43	4.76
Diluted Earnings Per Share from Continuing Operations	5.99	(A)	4.67	(B)	5.30	(C)	5.31	4.64
Dividends Per Common Share	2.18		1.98		1.80		1.64	1.48
Financial Position
Total Current Assets	$6,131		$5,873		$5,322		$4,668	$4,505
Total Current Liabilities	2,235		2,130		1,978		1,823	1,672
Total PPE, Net	3,605		3,476		3,304		3,211	3,101
Total Assets	12,447		12,149		11,361		10,430	9,651
Total Long-Term Debt	3,768		3,763		3,761		2,485	1,495
Total Shareholders’ Equity	5,053		5,043		4,136		4,828	5,435
Book Value Per Common Share	26.33		25.99		21.00		22.48	23.65
Financial Relationships
Gross Profit Margin	50.9%		51.8%		51.3%		52.2%	51.9%
Return on Revenues(D)	14.0%		11.5%		14.4%		15.8%	15.6%
Return on Total Assets(D)(E)	13.5%		11.1%		14.7%		17.0%	17.1%
Return on Equity(D)	23.5%		20.2%		24.8%		23.4%	21.1%
Debt to Capitalization(D)(F)	43.4%		43.1%		49.7%		35.8%	23.7%
Additional Data
Number of Employees	30,600		30,000		29,600		29,400	28,800
Number of Shareholders	8,210		8,412		8,696		8,713	8,887
Average Common and Common Equivalent Shares Outstanding — Assuming Dilution (millions)	197.7		199.2		209.2		226.3	240.1
Depreciation and Amortization	$562		$546		$511		$494	$491
Capital Expenditures	592		522		487		509	531

(A)	Includes impact of specified items of $78 million ($50 million after-tax), or $0.25 diluted earnings per share from continuing operations, which affects comparisons of results across periods presented.

(B)	Includes impact of specified items of $369 million ($229 million after-tax), or $1.15 diluted earnings per share from continuing operations, which affects comparisons of results across periods presented.

(C)	Includes impact of specified items of $20 million ($13 million after-tax), or $0.06 diluted earnings per share from continuing operations, which affects comparisons of results across periods presented.

(D)	Excludes discontinued operations.

(E)	Earnings before interest expense and taxes as a percent of average total assets.

(F)	Total debt as a percent of the sum of total debt, shareholders’ equity and non-current deferred income tax liabilities.

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

Company Overview

Description of the Company and Business Segments

Becton, Dickinson and Company (“BD”) is a global medical technology company engaged principally in the development, manufacture and sale of a broad range of medical supplies, devices, laboratory equipment and diagnostic products used by healthcare institutions, life science researchers, clinical laboratories, the pharmaceutical industry and the general public. Our products are marketed in the United States and internationally through independent distribution channels and directly to end-users by BD and independent sales representatives.

The commentary provided further below regarding BD’s financial results in 2014, 2013 and 2012 reflects a structure that consists of three worldwide business segments — BD Medical (“Medical”), BD Diagnostics (“Diagnostics”) and BD Biosciences (“Biosciences”). Effective October 1, 2014, BD’s organizational structure was realigned to better complement its customer-focused solutions strategy and is based on two principal business segments. The composition of the Medical segment remains unchanged and the former Diagnostics and Biosciences segments have been combined into one segment, BD Life Sciences (“Life Sciences”). BD’s financial reporting and business discussion will reflect the realigned structure in 2015. Additional discussion regarding this organization realignment is provided in Note 6 to the consolidated financial statements contained in Item 8. Financial Statements and Supplementary Data.

BD’s products are manufactured and sold worldwide. We organize our operations outside the United States as follows: Europe (which includes Europe, the Middle East and Africa); Greater Asia (which includes Asia, Japan and Asia Pacific); Latin America (which includes Mexico and Brazil) and Canada. We continue to pursue growth opportunities in emerging markets, which include the following geographic regions: Eastern Europe, the Middle East, Africa, Latin America and Asia Pacific (excluding Japan). We are particularly focused on certain countries whose economic and healthcare sectors are growing rapidly, in particular, China, India, Brazil and Turkey.

Strategic Objectives

BD remains focused on delivering sustainable growth and shareholder value, while making appropriate investments for the future. BD management operates the business consistent with the following core strategies:

•	To increase revenue growth by focusing on our core products, services and solutions that deliver greater benefits to patients, healthcare workers and researchers;

•	To increase investment in research and development for platform extensions and innovative new products;

•	To make significant investments in growing our operations in emerging markets;

•	To improve operating effectiveness and balance sheet productivity;

•	To drive an efficient capital structure and strong shareholder returns.

Our strategy focuses on four specific areas within healthcare and life sciences:

•	Enabling safer, simpler and more effective parenteral drug delivery;

•	Improving clinical outcomes through new, more accurate and faster diagnostics;

•	Providing tools and technologies to the research community that facilitate the understanding of the cell, cellular diagnostics and cell therapy;

•	Enhancing disease management in diabetes, women’s health and cancer, and infection control.

We continue to strive to improve the efficiency of our capital structure and follow these guiding principles:

•	To maintain an investment grade rating;

•	To ensure access to the debt market for strategic opportunities;

•	To optimize the cost of capital based on market conditions.

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

On October 5, 2014, we announced a definitive agreement under which BD will acquire 100% of CareFusion Corporation (“CareFusion”) for $58.00 per share in cash and stock, or a total of approximately $12.2 billion, to create a global leader in medication management and patient safety solutions. The transaction is expected to close in the first half of calendar year 2015. Under the terms of the transaction, CareFusion stockholders will receive $49.00 in cash, without interest, and 0.0777 of a share of BD for each share of CareFusion. Using BD’s closing price as of October 3, 2014 of $115.84 would result in a total cost of $58.00 per CareFusion share. The value of the consideration transferred for accounting purposes will ultimately be based on the closing share price of BD’s stock on the last trading day prior to the closing date of the transaction, and could materially change. CareFusion will operate as part of our Medical segment. Additional discussion regarding this agreement is provided in Note 17 to the consolidated financial statements contained in Item 8. Financial Statements and Supplementary Data.

Summary of Financial Results

Worldwide revenues in 2014 of $8.446 billion increased 4.9% from the prior year, compared with an increase of 4.5% in 2013. The components of the total worldwide revenue growth in 2014 and 2013 were as follows:

	2014 vs. 2013	2013 vs. 2012
Volume	5.0%	4.7%
Acquisitions	0.2%	0.8%
Price (including product mix)	—	(0.1)%
Foreign exchange translation	(0.3)%	(0.9)%

	4.9%	4.5%

Significant drivers of worldwide revenue growth in 2014 included new product sales and sales in emerging markets. Strong Medical segment revenue growth in 2014 was driven by emerging market and international safety sales, as well as by sales of insulin pen needles. Diagnostics revenue growth in 2014 reflected strong sales of safety-engineered products, as well as solid sales of automated diagnostic platforms and automated microbiology systems. Diagnostics revenue growth continues to be unfavorably impacted by continued weaker sales of our Women’s Health and Cancer platform. Our Biosciences segment’s revenue growth in 2014 was driven primarily by double-digit growth of sales in emerging markets and strong clinical reagent sales in all regions.

Revenues in the United States of $3.417 billion in 2014 increased 1.9% from 2013. International revenues in 2014 grew 7.0% to $5.029 billion, which reflected an estimated unfavorable foreign exchange translation impact of 0.6%. U.S. revenue growth in 2014 reflected strong Medical and Biosciences revenue growth, which was partially offset by the ongoing weaker demand in the Diagnostics segment’s Women’s Health and Cancer platform. Sales of safety-engineered products in the United States were $1.2 billion. International revenues for 2014 reflected growth from all segments, including growth attributable to emerging markets, as well as strong sales of safety-engineered products. International safety-engineered products revenues of $1.016 billion grew 10.8%, including an estimated unfavorable impact of foreign currency translation of 1.5%, reflecting strong performance in Western Europe and emerging markets.

We continue to invest in research and development, geographic expansion, and new product promotions to drive further revenue and profit growth. Our ability to sustain our long-term growth will depend on a number of factors, including our ability to expand our core business (including geographical expansion), develop innovative new products, and continue to improve operating efficiency and organizational effectiveness. While the economic environment for the healthcare industry has stabilized, pricing pressures continue for some of our products. Healthcare utilization has continued to stabilize in the United States; however, any destabilization could adversely impact our U.S. businesses. Additionally, macroeconomic challenges in Europe continue to constrain healthcare utilization, although we currently view the environment as stable. In emerging markets, the Company’s growth is dependent on government funding for healthcare systems.

In addition to the economic conditions in the United States and elsewhere, numerous other factors can affect our ability to achieve our goals including, without limitation, increased competition and healthcare reform initiatives. For example, the U.S. Patient Protection Affordable Care Act contains the medical device excise tax that imposed a 2.3% tax on certain U.S. sales of medical devices. This tax became effective at the beginning of BD’s second quarter of fiscal year 2013. As a result, this tax incrementally increased selling and administrative expense by $14 million in 2014 compared with 2013, and by $40 million in 2013 compared with 2012.

Our financial position remains strong, with cash flows from operating activities totaling $1.75 billion in 2014. At September 30, 2014, we had $2.74 billion in cash and equivalents and short-term investments. Also, we continued to return value to our shareholders in the form of share repurchases and dividends. During 2014, we repurchased $400 million of our common stock and paid cash dividends of $421 million. No share repurchases are planned in 2015, as our share repurchase program has been suspended in connection with the announced agreement to acquire CareFusion.

Each reporting period, we face currency exposure that arises from translating the results of our worldwide operations to the U.S. dollar at exchange rates that fluctuate from the beginning of such period. We evaluate our results of operations on both a reported and a foreign currency-neutral basis, which excludes the impact of fluctuations in foreign currency exchange rates. We calculate foreign currency-neutral percentages by converting our current-period local currency financial results using the prior-period foreign currency exchange rates and comparing these adjusted amounts to our current-period reported results. From time to time, we may purchase forward contracts and options to partially protect against adverse foreign exchange rate movements. Gains or losses on our derivative instruments are largely offset by the gains or losses on the underlying hedged transactions. We do not enter into derivative instruments for trading or speculative purposes. For further discussion, refer to Note 12 to the consolidated financial statements contained in Item 8. Financial Statements and Supplementary Data.

Results of Continuing Operations

Comparisons of income from continuing operations between 2014 and 2013, as well as between 2013 and 2012, are affected by the following specified items that are reflected in our financial results:

	2014	2013	2012
	(Millions of dollars)
Employee termination costs	$36	$—	$—
Research and development charges	26	—	—
Litigation-related charges	—	363	—

	2014	2013	2012
	(Millions of dollars)
Acquisition-related transaction costs(A)	$6	$—	$—
Pension settlement charges(B)	3	6	20
Other specified items, net(C)	8	—	—

Total specified items	78	369	20
Tax impact of specified items	28	140	7

After-tax impact of specified items	$50	$229	$13

(A)	Acquisition-related transaction costs incurred in connection with the GenCell Biosystems and pending CareFusion acquisitions. These costs were recorded in Selling and administrative expense.

(B)	Non-cash charges primarily resulting from lump sum benefit payments made from BD’s U.S. supplemental pension plan. For further discussion, refer to Note 8 to the consolidated financial statements contained in Item 8. Financial Statements and Supplementary Data.

(C)	Includes an $11 million charge recorded by our Diagnostics segment in Selling and administrative expense for contract termination costs that resulted from the early termination of a European distributor arrangement. Also includes a $5 million charge in Costs of products sold resulting from the adjustment to the carrying amount of an asset that is being held for sale, and a gain of $8 million in Other income (expense), net, resulting from the sale of a company in which we held a small equity ownership interest.

2014 Specified Items

During 2014, we initiated workforce reduction actions that affected a significant number of employees and resulted in a $36 million pre-tax charge associated with employee termination costs. For further discussion, refer to Notes 6 and 8 to the consolidated financial statements contained in Item 8. Financial Statements and Supplementary Data. The Research and development expense charges include a $20 million pre-tax charge recorded by our Biosciences segment for asset write-offs primarily resulting from the discontinuance of an instrument product development program. The asset write-offs were largely attributable to capitalized product software, but also included a lesser amount attributable to fixed assets. Additionally, our Medical segment recorded a $6 million pre-tax charge associated with the decision to terminate a research and development program. This charge relates to program asset write-offs and obligations.

2013 Specified Items

The litigation-related charges, which were recorded in Selling and administrative expense, included a pre-tax charge of $341 million relating to an unfavorable verdict in the lawsuit filed against BD by Retractable Technologies, Inc. (“RTI”) and a pre-tax charge of $22 million associated with the litigation settlement related to indirect purchaser antitrust class action cases. For further discussion of these legal matters, refer to Note 5 to the consolidated financial statements contained in Item 8. Financial Statements and Supplementary Data.

Medical Segment

The following is a summary of Medical revenues by organizational unit:

				2014 vs. 2013		2013 vs. 2012
	2014	2013	2012	Total Change	Estimated FX Impact	Total Change	Estimated FX Impact
	(Millions of dollars)
Medical Surgical Systems	$2,307	$2,196	$2,105	5.1%	(0.9)%	4.3%	(0.9)%
Diabetes Care	1,037	969	911	7.0%	(1.0)%	6.3%	(1.5)%
Pharmaceutical Systems	1,229	1,142	1,074	7.6%	2.0%	6.3%	0.1%

	$4,573	$4,306	$4,091	6.2%	(0.1)%	5.3%	(0.7)%

Medical segment revenue growth in 2014 and 2013 was driven by strong emerging market and international safety sales, particularly in the Medical Surgical Systems unit. The Diabetes Care unit’s revenue growth in 2014 and 2013 reflected strong sales of pen needles, particularly the BD Ultra-Fine™ Nano, BD PentaPoint™ and AutoShield™ Duo products. The Pharmaceutical Systems unit’s revenue growth benefitted in 2014 from the annualized impact of the first quarter fiscal year 2013 Safety Syringes acquisition, which also aided revenue growth for this unit in 2013. Global sales of safety-engineered products in 2014, 2013 and 2012 were $1.1 billion, $1.0 billion and $966 million, respectively. Growth of safety-engineered product sales in 2014 and 2013 reflected estimated unfavorable impacts of $7 million and $8 million, respectively, due to foreign currency translation.

Medical operating income in 2014 was $1.29 billion, or 28.2% of Medical revenues, compared with $1.23 billion, or 28.6% of segment revenues in 2013. Medical operating income in 2012 was $1.16 billion, or 28.4% of segment revenues. Gross profit margin was lower in 2014 as compared with 2013 primarily due to unfavorable foreign currency translation, higher start-up costs and costs associated with the fiscal year 2014 workforce reduction actions, previously discussed. Gross profit margin was also unfavorably impacted by costs to remediate a quality issue, including incremental investment in manufacturing processes, within the Pharmaceutical Systems unit. These unfavorable impacts were partially offset by lower manufacturing costs resulting from continuous improvement projects, particularly Project ReLoCo. Medical gross profit margin was higher in 2013 as compared with 2012 primarily due to lower manufacturing costs resulting from Project ReLoCo and lower raw material costs, partially offset by manufacturing start-up costs. Gross profit margin was also favorably impacted by a change in useful lives of certain machinery and equipment assets, effective January 1, 2012. Selling and administrative expense as a percent of Medical revenues in 2014, 2013 and 2012 was 18.3%, 18.4% and 17.7%, respectively. The increase of selling and administrative expense as a percent of revenues in 2013 reflected the medical device excise tax previously discussed, increased spending for expansion in emerging markets and higher expenses associated with the Safety Syringes and Cato acquisitions. These increases were partially offset by favorable foreign currency translation. Research and development expenses in 2014 increased $11 million, or 6% from 2013. Research and development expenses in 2013 increased $17 million, or 11% from 2012. Research and development spending in 2014 reflected the program termination charge and the workforce reduction charge, both previously discussed. The increases of research and development expenses in 2014 and 2013 also reflected ongoing investment in new products and platforms.

Diagnostics Segment

The following is a summary of Diagnostics revenues by organizational unit:

				2014 vs. 2013		2013 vs. 2012
	2014	2013	2012	Total Change	Estimated FX Impact	Total Change	Estimated FX Impact
	(Millions of dollars)
Preanalytical Systems	$1,412	$1,352	$1,301	4.4%	(0.7%)	3.9%	(0.8%)
Diagnostic Systems	1,301	1,294	1,237	0.6%	(0.8%)	4.6%	(1.3%)

	$2,713	$2,646	$2,538	2.5%	(0.8%)	4.3%	(0.9%)

Diagnostics segment revenue growth in 2014 was largely driven by strong sales of safety-engineered products in the Preanalytical Systems unit. The Diagnostic Systems unit experienced growth in worldwide sales of its automated diagnostic platforms, including BD MaxTM, as well as solid growth of the BD BACTECTM blood culture and tuberculosis systems and of its BD PhoenixTM automated microbiology system. Consistently with 2013, Diagnostic Systems revenue growth in 2014 was unfavorably impacted by continued weaker sales of the Women’s Health and Cancer platform due to guidelines providing for increased Pap smear testing intervals in the United States and was also unfavorably impacted by share losses relative to the BD ProbeTec™ and BD Viper™ systems. Diagnostic Systems revenues in 2014 benefited from new product launches and growth from the KIESTRA acquisition. Diagnostics revenue growth in 2013 was driven by solid growth in both units, particularly in emerging markets. Revenue growth in the Preanalytical Systems unit was driven by sales of safety-engineered products, including the BD VacutainerTM Push Button Blood Collection set. The Diagnostic Systems unit experienced growth in worldwide sales of the BD MaxTM and BD AffirmTM systems as well as solid growth of its BD BACTECTM systems and the BD PhoenixTM platform. Diagnostics revenues in 2013 also reflected new product launches, a favorable comparison to the prior year due to a stronger flu season in 2013, and the timing of the KIESTRA acquisition. Global sales of safety-engineered products in 2014 and 2013 were $1.1 billion and revenues were $1.0 billion in 2012. Revenues from safety-engineered products in 2014 and 2013 reflected unfavorable impacts due to foreign currency translation of $7 million in both years.

Diagnostics operating income in 2014 was $585 million, or 21.6% of Diagnostics revenues, compared with $638 million, or 24.1% of revenues, in 2013. Diagnostics operating income in 2012 was $653 million, or 25.7% of revenues. Gross profit margin in the Diagnostics segment was lower in 2014 compared with 2013 primarily due to the impact of unfavorable product mix, unfavorable foreign currency translation, costs associated with plant shutdowns and other various immaterial items. The segment’s gross profit margin decreased in 2013 compared with 2012, reflecting legal settlement costs and unfavorable product mix. Diagnostics gross profit margin in 2013 was also unfavorably impacted by amortization expense related to the Jaguar Plus Platform, an in-process research and development project completed in the fourth quarter of 2012. Selling and administrative expense as a percent of Diagnostics revenues in 2014 of 22.8% was flat compared with 2013. Aggregate expenses in 2014 reflected the charge relating to the early termination of a distributor arrangement, as previously discussed, offset by favorable foreign currency and other various immaterial items. Selling and administrative expense, as a percentage of segment revenues, increased by 120 basis points in 2013 from 21.6% in 2012. Aggregate expenses in 2013 reflected an increase in investments in emerging markets and higher expenses associated with the KIESTRA acquisition that occurred in the second quarter of 2012. These increases were partially offset by favorable foreign currency translation. Research and development expense in 2014 decreased $2 million, or 2% from 2013 and increased $1 million in 2013, or 1%, from 2012. R&D spending in 2013 reflected our continued investment in the development of new products and platforms, including the BD MAX™ and new BD Viper™ platforms and test menus.

Biosciences Segment

Biosciences revenues of $1.159 billion in 2014 increased 5.2% over 2013, and reflected an estimated impact of unfavorable foreign currency translation of 0.3%. Biosciences revenues of $1.102 billion in 2013 increased 2.0% over 2012, and reflected an estimated impact of unfavorable foreign currency translation of 1.6%. Biosciences revenue growth in 2014 was driven by double-digit growth of sales in emerging markets and also reflected strong clinical reagent sales in all regions, as well as solid instrument placements in both Asia and the United States. Biosciences revenue growth in 2013 was primarily driven by instrument and reagent sales in emerging markets, partially offset by declines in Western Europe.

Biosciences operating income in 2014 was $275 million, or 23.8% of Biosciences revenues, compared with $269 million, or 24.4%, in 2013. Biosciences operating income in 2012 was $262 million, or 24.2% of revenues. Gross profit margin in 2014 was lower as compared with 2013, reflecting unfavorable pricing on certain product lines and unfavorable foreign currency translation, partially offset by other various immaterial items. Gross profit margin was slightly higher in 2013, compared with 2012, primarily due to favorable product mix, partially offset by lower pricing on certain product lines. Selling and administrative expense as a percentage of Biosciences revenues in 2014, 2013 and 2012 was 23.2%, 25.0% and 24.4%, respectively. The decrease of selling and administrative expense as a percent of revenues in 2014 reflected the favorable impact of higher sales growth in the current year’s period. Aggregate expenses in 2013 reflected continued investments in emerging markets, partially offset by favorable foreign currency translation. Research and development spending in 2014 increased $22 million, or 21% from 2013, reflecting the $20 million asset write-off, as previously discussed, and costs associated with the fiscal year 2014 workforce reduction actions, also previously discussed. Research and development spending in 2013 increased $6 million, or 6%, from 2012 and reflected spending on new products and platforms, including next generation cell sorters and analyzers.

Geographic Revenues

BD’s worldwide revenues by geography in fiscal years 2014, 2013 and 2012 were as follows:

				2014 vs. 2013		2013 vs. 2012
	2014	2013	2012	Total Change	Estimated FX Impact	Total Change	Estimated FX Impact
	(Millions of dollars)
United States	$3,417	$3,353	$3,288	1.9%	—	2.0%	—
International	5,029	4,701	4,421	7.0%	(0.6)%	6.3%	(1.7)%

Total Revenues	$8,446	$8,054	$7,708	4.9%	(0.3)%	4.5%	(0.9)%

U.S. revenue growth for our Medical segment in 2014 and 2013 reflected continued strong sales of pen needles in the Diabetes Care unit. The Pharmaceutical Systems unit’s revenue growth in 2014 benefitted from the annualized impact of the Safety Syringes acquisition, which also aided U.S. revenue growth for this unit in 2013. U.S. Diagnostics growth in 2014 and 2013 was unfavorably impacted by the continued decline in Women’s Health and Cancer platform sales, as previously discussed, and this segment’s revenues in 2014 additionally reflected share losses relative to the BD ProbeTec™ and BD Viper™ systems. U.S. Biosciences revenue growth in 2014 was driven by solid growth in clinical reagents and instrument placements, reflecting continued stability in the U.S market. U.S. Biosciences revenue growth in 2013 reflected slight growth in instrument placements.

International revenues in 2014 reflected strong growth in all segments. Emerging market revenues in 2014 of $2.123 billion represented an increase of 9.3% over the prior year, including a 3.0% unfavorable impact due to foreign currency translation, and accounted for approximately 25% of our total revenues. International Medical and Diagnostics revenue growth in 2014 and 2013 was largely driven by emerging market growth as well as by strong sales of safety-engineered products. International Diagnostics revenue growth in 2014 also benefitted from the KIESTRA acquisition, which aided international revenue growth in 2013 as well. International Biosciences revenue growth in 2014 reflected growth in all regions and was driven by double-digit growth in emerging markets. International Biosciences revenue growth in 2013 was driven by growth in emerging markets, partially offset by weaker sales in Western Europe due to austerity measures as well as by lower levels of research funding in Japan.

Gross Profit Margin and Operating Expenses

Gross profit margin, selling and administrative expense and research and development expense as percentages of revenues in 2014, 2013 and 2012 were as follows:

				Increase (decrease) in basis points
	2014	2013	2012	2014 vs. 2013	2013 vs. 2012
Gross profit margin	50.9%	51.8%	51.3%	(90)	50
Selling and administrative	25.4%	30.1%	25.0%	(470)	510
Research and development	6.5%	6.1%	6.1%	40	0

Gross profit margin

The decrease in gross profit margin in 2014 compared with 2013 reflected an estimated unfavorable impact of 60 basis points relating to foreign currency translation. Operating performance reflected benefits of 100 basis points relating to lower manufacturing costs from continuous improvement projects and lower pension costs. These benefits were more than offset by unfavorable impacts of approximately 130 basis points, including unfavorable product mix and the costs to remediate a quality issue, as previously discussed. The unfavorable impact to operating performance also reflected higher start-up and raw material costs, as well as the employee termination costs resulting from workforce reduction actions, also previously discussed.

The increase in gross profit margin of 50 basis points in 2013 compared with 2012 was primarily due to operating performance. Gross profit margin was favorably impacted by approximately 80 basis points primarily due to lower manufacturing costs from continuous improvement projects and lower raw material costs. Gross profit margin was also favorably impacted by approximately 20 basis points due to a change in useful lives of certain machinery and equipment assets, effective January 1, 2012, largely within the Medical segment. Gross profit margin was adversely affected by approximately 50 basis points primarily due to amortization of intangibles associated with recent acquisitions, lower pricing on certain product lines and manufacturing start-up costs.

Selling and administrative

Selling and administrative expense was $2.1 billion, $2.4 billion and $1.9 billion in 2014, 2013 and 2012, respectively. Aggregate expenses in 2014 reflected the favorable comparison to the prior-year period which included charges of $363 million relating to the litigation matters previously discussed. Aggregate expenses in 2014 also reflected the favorable impact of lower pension costs, lower legal costs and favorable foreign currency translation totaling $54 million. Aggregate expenses were unfavorably impacted by $30 million of the specified items in 2014, primarily the workforce reduction charge and the contract termination charge, as previously discussed. Aggregate spending in 2014 also included $41 million relating to the expansion of our business in emerging markets and the incremental first quarter impact of the medical device excise tax of $14 million.

In addition to the charges for litigation matters noted above, aggregate expenses for 2013 also reflected an increase in core spending of $118 million, which included $61 million relating to expansion of our business in emerging markets as well as higher expenses resulting from recent acquisitions. These increases were partially offset by favorable foreign currency translation of $19 million.

Research and development

Research and development expense was $550 million, $494 million and $472 million in 2014, 2013 and 2012, respectively. Research and development expense in 2014 reflected $36 million of specified items, specifically the workforce reduction charge, asset write-offs and program termination charges, as previously discussed. Research and development expense in 2014 additionally reflected ongoing investment in new products and platforms within the Medical segment. Expenses in 2013 reflected increased investment in new products and platforms in all three segments.

Net Interest Expense

	2014	2013	2012
	(Millions of dollars)
Interest expense	$135	$138	$135
Interest income	46	40	50

Net interest expense	$89	$98	$84

The decrease in interest expense in 2014 compared with 2013 primarily reflected lower levels of long-term fixed-rate debt and a reduction of interest payments through fixed-to-floating interest rate swap agreements. For further discussion regarding these swap arrangements, refer to Note 12 to the consolidated financial statements contained in Item 8. Financial Statements and Supplementary Data. The increase in interest expense in 2013 compared with 2012 primarily reflected higher average levels of long-term fixed-rate debt.

The increase in interest income in 2014 compared with 2013 reflected higher interest rates on investments outside the United States, partially offset by the impact of lower investment gains on assets related to our deferred compensation plan. The decrease in interest income in 2013 compared with 2012 reflected the impact of lower interest rates on investments outside the U.S. and lower investment gains on assets related to our deferred compensation plan. The offsetting movements in the deferred compensation plan liability were recorded in selling and administrative expense.

Income Taxes

The effective tax rate in 2014 was 22.1% as compared with the 2013 rate of 20.2%. The effective income tax rate in 2013 would have been higher by 430 basis points excluding the impact on BD’s income mix of the previously discussed litigation matters and pension settlement. The effective income tax rate in 2014 reflected our decision to change our position of permanent reinvestment, with respect to the unremitted earnings of Brazil and certain other Latin American jurisdictions, the impact of which was more than offset by the benefits resulting from discrete one-time items and geographic mix. The effective income tax rate in 2013 also reflected the favorable impact from various tax settlements in multiple jurisdictions and the reinstatement of the U.S. research and development tax credit, partially offset by a lower benefit on foreign earnings. The effective income tax rate of 24.6% in 2012, which was reduced by 20 basis points due to the 2012 pension settlement charge, reflected the favorable impact of various tax settlements in multiple jurisdictions.

Income and Diluted Earnings per Share from Continuing Operations

Income from continuing operations and diluted earnings per share from continuing operations in 2014 were $1.185 billion and $5.99, respectively. The previously discussed specified items recorded in 2014 decreased diluted earnings per share from continuing operations by $0.25. In addition, the medical device excise tax was in effect for an additional quarter in 2014 compared with 2013, the impact of which was $0.05. The current year’s earnings additionally reflected an estimated $0.22 unfavorable impact compared with 2013 from foreign currency translation. Income from continuing operations and diluted earnings per share from continuing operations in 2013 were $929 million and $4.67, respectively. The previously discussed specified items recorded in 2013 decreased diluted earnings per share from continuing operations in 2013 by $1.15. Earnings in 2013 also reflected an estimated net unfavorable impact compared with 2012 of foreign currency fluctuations of $0.06 per share and an unfavorable impact from the medical device excise tax of $0.13 per share. Income from continuing operations and diluted earnings per share from continuing operations in 2012 were $1.1 billion and $5.30, respectively. The specified items recorded in 2012 unfavorably impacted diluted earnings per share from continuing operations by $0.06 per share.

Financial Instrument Market Risk

We selectively use financial instruments to manage market risk, primarily foreign currency exchange risk and interest rate risk relating to our ongoing business operations. The counterparties to these contracts are highly rated financial institutions. We do not enter into financial instruments for trading or speculative purposes.

Foreign Exchange Risk

BD and its subsidiaries transact business in various foreign currencies throughout Europe, Asia Pacific, Canada, Japan and Latin America. We face foreign currency exposure from the effect of fluctuating exchange rates on payables and receivables relating to transactions that are denominated in currencies other than our functional currency. These payables and receivables primarily arise from intercompany transactions. We hedge substantially all such exposures, primarily through the use of forward contracts. We also face currency exposure that arises from translating the results of our worldwide operations, including sales, to the U.S. dollar at exchange rates that have fluctuated from the beginning of a reporting period. From time to time, we may purchase forward contracts and options to hedge certain forecasted transactions that are denominated in foreign currencies in order to partially protect against a reduction in the value of future earnings resulting from adverse foreign exchange rate movements. Gains or losses on derivative instruments are largely offset by the gains or losses on the underlying hedged transactions. We did not enter into contracts to hedge cash flows in fiscal year 2014 or 2013.

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

With respect to the derivative instruments outstanding at September 30, 2014 and 2013, the impact changes in the U.S. dollar would have on pre-tax earnings was estimated as follows:

	Increase (decrease)
	2014	2013
	(Millions of dollars)
10% appreciation in U.S. dollar	$(19)	$(31)
10% depreciation in U.S. dollar	$19	$31

These calculations do not reflect the impact of exchange gains or losses on the underlying transactions that would substantially offset the results of the derivative instruments.

Interest Rate Risk

Our primary interest rate risk relates to U.S. dollar borrowings which are partially offset by U.S. dollar cash investments. When managing interest rate exposures, we strive to achieve an appropriate balance between fixed and floating rate instruments. We may enter into interest rate swaps to help maintain this balance and manage debt and interest-bearing investments in tandem, since these items have an offsetting impact on interest rate exposure. For interest rate derivative instruments, fair values are measured based upon the present value of expected future cash flows using market-based observable inputs including credit risk and interest rate yield curves. Market risk for these instruments is determined by calculating the impact to fair value of an assumed change in interest rates across all maturities. At September 30, 2014, we had interest rate derivative contracts to convert interest payments on certain long-term debt notes from fixed rates to floating rates. There were no outstanding interest rate derivative contracts as of September 30, 2013. An increase of 10% in interest rates would decrease the fair value of the interest rate derivatives at September 30, 2014 by approximately $6 million. A 10% decrease in interest rates would increase the fair value of these same interest rate derivatives at September 30, 2014 by approximately $6 million. Based on our overall interest rate exposure at September 30, 2014 and 2013, a 10% change in interest rates would not have a material effect on our earnings or cash flows over a one-year period.

Liquidity and Capital Resources

Net Cash Flows from Continuing Operating Activities

Net cash provided by continuing operating activities was $1.75 billion, $1.72 billion and $1.69 billion in 2014, 2013 and 2012, respectively, and was primarily attributable to income from continuing operations, as adjusted for depreciation and amortization. The 2014 change in operating assets and liabilities was a net use of cash and primarily reflected higher levels of inventory and prepaid expenses, partially offset by higher levels of accounts payable and accrued expenses. The 2014 change in operating liabilities included the payment of $22 million under a settlement agreement related to indirect purchaser antitrust class action cases. For further discussion regarding this matter, refer to Note 5 to the consolidated financial statements contained in Item 8. Financial Statements and Supplementary Data. The change in accounts receivable includes a $36 million payment of government receivables balances in Spain. Further discussion regarding government receivables is provided in Note 13 to the consolidated financial statements contained in Item 8. Financial Statements and Supplementary Data. Net cash provided by continuing operating activities in 2014 was reduced by changes in the pension obligation resulting primarily from discretionary cash contributions of $75 million. An additional discretionary contribution of $40 million was made to the U.S. pension plan in October 2014.

The net change in working capital in 2013 was primarily driven by an increase in accrued payables, reflecting the charge from the RTI litigation verdict, partially offset by higher inventory levels and prepaid expenses. Net cash provided by continuing operating activities in 2013 was reduced by changes in the pension obligation resulting primarily from discretionary cash contributions of approximately $138 million.

Net Cash Flows from Continuing Investing Activities

Capital Expenditures

Our investments in capital expenditures are focused on projects that enhance our cost structure and manufacturing capabilities, and support our strategy of geographic expansion with select investments in growing markets. Capital spending in 2014, 2013 and 2012 related primarily to manufacturing capacity expansions and details of spending by segment are contained in Note 6 to the consolidated financial statements contained in Item 8. Financial Statements and Supplementary Data.

Acquisitions of Businesses

Cash outflows relating to acquisitions were $40 million, $136 million and $103 million in 2014, 2013 and 2012, respectively. Cash outflows relating to acquisitions in 2014 represented cash paid to acquire Alverix, Inc. in the second quarter of fiscal year 2014. Cash outflows in 2013 included $124 million relating to the Safety Syringes acquisition and $14 million associated with the Cato acquisition in the first and second quarters of fiscal year 2013, respectively. Cash outflows in 2012 were comprised of $51 million relating to the KIESTRA acquisition and $52 million associated with the acquisition of Sirigen. For further discussion, refer to Note 9 to consolidated financial statements contained in Item 8, Financial Statements and Supplementary Data.

Divestiture

The cash inflow from divestiture of businesses in 2013 represents the first quarter fiscal year 2013 divestiture of the Biosciences’ Discovery Labware unit, excluding its Advanced Bioprocessing platform. We received approximately $740 million in total gross proceeds from the sale. For further discussion, refer to Note 10 to the consolidated financial statements contained in Item 8, Financial Statements and Supplementary Data.

Net Cash Flows from Continuing Financing Activities

Payments of Obligations and Debt Issuances

In 2013, net cash used for financing activities reflected the repayment of $200 million of 4.55% notes due on April 15, 2013. In 2012, net cash provided by financing activities included the proceeds from $500 million of 5-year 1.75% notes and $1 billion of 10-year 3.125% notes issued on November 3, 2011. Total debt was $4 billion at September 2014, 2013, and 2012. Measures relating to this debt are as follows:

	2014	2013	2012
Short-term debt as a percentage of total debt	5.1%	5.2%	9.7%
Weighted average cost of total debt	3.7%	3.8%	3.7%
Total debt as a percentage of total capital*	43.4%	43.1%	49.7%

*	Represents shareholders’ equity, net non-current deferred income tax liabilities, and debt

Repurchase of Common Stock

We repurchased approximately 3.6 million shares of our common stock for $400 million in 2014, 5.5 million shares for $450 million in 2013 and 19.9 million shares for $1.5 billion in 2012. At September 30, 2014, a total of approximately 9.1 million common shares remained available for purchase under the Board of Directors’ September 2013 share repurchase authorization. However, no share repurchases are planned in 2015, as our share repurchase program has been suspended in connection with the announced agreement to acquire CareFusion.

Cash and Short-term Investments

At September 30, 2014, total worldwide cash and short-term investments were $2.74 billion, of which $2.17 billion was held in jurisdictions outside of the United States. We regularly review the amount of cash and short-term investments held outside the United States and currently intend to use most of such amounts to fund our international operations and their growth initiatives. However, if these amounts were moved out of these jurisdictions or repatriated to the United States, there could be adverse tax consequences. As discussed above, for Brazil and certain other Latin American jurisdictions, a decision was made in the third quarter of fiscal year 2014 to change our position of indefinite reinvestment as it relates to their unremitted earnings. As of September 30, 2014, we have not repatriated any of these earnings.

Credit Facilities

We have in place a commercial paper borrowing program that is available to meet our short-term financing needs, including working capital requirements. Borrowings outstanding under this program were $200 million at

September 30, 2014. We have available a $1 billion syndicated credit facility. This credit facility, under which there were no borrowings outstanding at September 30, 2014, provides backup support for our commercial paper program and can also be used for other general corporate purposes. It includes a provision that enables BD, subject to additional commitments made by the lenders, to access up to an additional $500 million in financing through the facility, for a maximum aggregate commitment of $1.5 billion. During the third quarter of fiscal year 2014, we extended the expiration date of this credit facility to May 2018 from the original expiration date of May 2017. The credit facility includes a single financial covenant that requires BD to maintain an interest expense coverage ratio (ratio of earnings before income taxes, depreciation and amortization to interest expense) of not less than 5-to-1 for the most recent four consecutive fiscal quarters. We were in compliance with this covenant as of September 30, 2014. In addition, we have informal lines of credit outside the United States.

The consideration to be paid under BD’s definitive agreement to acquire CareFusion, as previously discussed, will include:

•

$10.1 billion in cash consideration; although we have secured access to $9.1 billion of fully committed bridge financing in the first quarter of fiscal year 2015, we currently intend to pay this cash consideration with available cash on hand and permanent financing of approximately $7.7 billion, consisting of a combination of commercial paper, term loan financing and senior unsecured notes; and

•

$2.1 billion of BD common stock to be issued to CareFusion stockholders and share award holders and BD stock options to be issued to holders of CareFusion options, based on BD’s closing price as of October 3, 2014.

During the first quarter of fiscal year 2015, we entered into interest rate swaps with a total notional amount of $2.3 billion to partially hedge interest rate risk associated with the anticipated issuance of senior unsecured notes.

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

BD’s credit ratings at September 30, 2014 were as follows:

	Standard & Poor’s	Moody’s
Ratings:
Senior Unsecured Debt	A	A3
Commercial Paper	A-1	P-2
Outlook	Stable	Stable

Based upon our intention to finance our fiscal year 2015 acquisition of CareFusion, in large part, with the issuance of senior unsecured notes, Standard & Poor’s placed BD’s long-term debt rating of A on CreditWatch, reflecting its expectation of a future downgrade as a result of the anticipated increase in net leverage, if the transaction is consummated. Moody’s placed BD’s long-term debt rating of A3 on its Watchlist, reflecting its expectation of a potential future downgrade upon consummation of the transaction. Even in the event of such downgrades, BD’s credit ratings will still remain investment grade. As such, we do not expect these negative watches to have a significant impact on our liquidity or future flexibility to access additional liquidity given our strong balance sheet, our syndicated credit facility, and our commercial paper program. While such downgrades in our credit ratings would increase the costs associated with maintaining and borrowing under our existing credit arrangements, the downgrades would not affect our ability to draw on these credit facilities, nor would they result in an acceleration of the scheduled maturities of any outstanding debt. We believe that given our debt ratings, our financial management policies, our ability to generate cash flow and the non-cyclical, geographically diversified nature of our businesses, we would have access to additional short-term and long-term capital should the need arise.

Contractual Obligations

In the normal course of business, we enter into contracts and commitments that obligate us to make payments in the future. The table below sets forth BD’s significant contractual obligations and related scheduled payments as of September 30, 2014:

	Total	2015	2016 to 2017	2018 to 2019	2020 and Thereafter
	(Millions of dollars)
Short-term debt	$—	$—	$—	$—	$—
Long-term debt(A)	5,378	144	787	963	3,483
Operating leases	192	51	77	44	20
Purchase obligations(B)	565	344	203	18	—
Unrecognized tax benefits(C)	—	—	—	—	—

Total(D)	$6,135	$539	$1,067	$1,025	$3,503

(A)	Long-term debt obligations include expected principal and interest obligations.

(B)	Purchase obligations are for purchases made in the normal course of business to meet operational and capital requirements.

(C)	Unrecognized tax benefits at September 30, 2014 of $197 million were all long-term in nature. Due to the uncertainty related to the timing of the reversal of these tax positions, the related liability has been excluded from the table.

(D)	Required funding obligations for 2015 relating to pension and other postretirement benefit plans are not expected to be material. In October 2014, a discretionary cash contribution of $40 million was made to the U.S. pension plan.

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

We assess goodwill for impairment at the reporting unit level, which is defined as an operating segment or one level below an operating segment, referred to as a component. Our reporting units generally represent one level below reporting segments and we aggregate components within an operating segment that have similar economic characteristics. Potential impairment of goodwill is identified by comparing the fair value of a reporting unit with its carrying value. Our annual goodwill impairment test for 2014 did not result in any impairment charges, as the fair value of each reporting unit exceeded its carrying value. The previously discussed realignment of BD’s organizational structure from a three-segment to a two-segment structure on October 1, 2014 did not change the reporting units BD has identified for purposes of goodwill impairment testing.

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

BD has reviewed its needs in the U.S. for possible repatriation of undistributed earnings of its foreign subsidiaries and, with exception for certain countries, continues to invest foreign subsidiaries earnings outside of the U.S. to fund foreign investments or meet foreign working capital and property, plant and equipment expenditure needs. Deferred taxes are not provided on undistributed earnings of foreign subsidiaries that are indefinitely reinvested. At September 30, 2014, the cumulative amount of such undistributed earnings indefinitely reinvested outside the United States was $4.9 billion. The determination of the amount of the unrecognized deferred tax liability related to the undistributed earnings is not practicable because of the complexities associated with its hypothetical calculation.

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

The discount rate is selected each year based on investment grade bonds and other factors as of the measurement date (September 30). Specifically for the U.S. pension plan, we will use a discount rate of 4.15% for 2015, which was based on an actuarially-determined, company-specific yield curve. The rate selected is used to measure liabilities as of the measurement date and for calculating the following year’s pension expense. The expected long-term rate of return on plan assets assumption, although reviewed each year, changes less frequently due to the long-term nature of the assumption. This assumption does not impact the measurement of assets or liabilities as of the measurement date; rather, it is used only in the calculation of pension expense. To determine the expected long-term rate of return on pension plan assets, we consider many factors, including our historical assumptions compared with actual results; benchmark data; expected returns on various plan asset classes, as well as current and expected asset allocations. We will use a long-term expected rate of return on plan assets assumption of 7.50% for the U.S. pension plan in 2015. We believe our discount rate and expected long-term rate of return on plan assets assumptions are appropriate based upon the above factors.

Sensitivity to changes in key assumptions for our U.S. pension and other postretirement and postemployment plans are as follows:

•

Discount rate — A change of plus (minus) 25 basis points, with other assumptions held constant, would have an estimated $4 million favorable ($4.5 million unfavorable) impact on the total U.S. net pension and other postretirement and postemployment benefit plan costs.

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

•

Weakness in the global economy and financial markets, and the potential adverse effect on the cost of operating our business, the demand for our products and services, the prices for our products and services due to increases in pricing pressure, or our ability to produce our products, including the impact on developing countries.

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

•

Changes in domestic and foreign healthcare industry practices that result in a reduction in procedures using our products or increased pricing pressures, including the continued consolidation among healthcare providers and trends toward managed care and healthcare cost containment. For example, changes to guidelines providing for increased cervical cancer screening intervals has and may continue to negatively impact sales of our Women’s Health and Cancer platform.

•	Changes in reimbursement practices of third-party payers.

•

Our ability to penetrate emerging markets, which depends on local economic and political conditions, and how well we are able to acquire or form strategic business alliances with local companies and make necessary infrastructure enhancements to production facilities and distribution networks. Our international operations also increase our compliance risks, including risks under the Foreign Corrupt Practices Act and other anti-corruption laws.

•

Political conditions in international markets, including civil unrest, terrorist activity, governmental changes, trade barriers, restrictions on the ability to transfer capital across borders and expropriation of assets by a government.

•

Security breaches of our computer and communications systems, including computer viruses, “hacking” and “cyber-attacks,” which could impair our ability to conduct business, or result in the loss of BD trade secrets or otherwise compromise sensitive information of BD or its customers, suppliers and other business partners.

•

Fluctuations in the cost and availability of oil-based resins and other raw materials, as well as certain components, the ability to maintain favorable supplier arrangements and relationships (particularly with respect to sole-source suppliers), and the potential adverse effects of any disruption in the availability of such items.

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

•

Our ability to complete the implementation of our ongoing upgrade of our enterprise resource planning system, as any delays or deficiencies in completing the implementation could adversely affect our business.

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

•	Our ability to obtain the anticipated benefits of restructuring programs, if any, that we may undertake.

•	Issuance of new or revised accounting standards by the Financial Accounting Standards Board or the Securities and Exchange Commission.

•	Risk related to our pending acquisition of CareFusion including,

•	The failure to satisfy the conditions to completing the transaction, including obtaining required regulatory approvals or approval of the CareFusion stockholders.

•	Conditions to obtaining regulatory approval that may place restrictions on the business of the combined company.

•	Our failure to obtain the anticipated benefits and cost savings from the acquisition.

•	The impact of the additional debt we will incur to finance the acquisition.

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

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Act of 1934. Management conducted an assessment of the effectiveness of internal control over financial reporting based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework). Based on this assessment and those criteria, management concluded that internal control over financial reporting was effective as of September 30, 2014.

The financial statements and internal control over financial reporting have been audited by Ernst & Young LLP, an independent registered public accounting firm. Ernst & Young’s reports with respect to fairness of the presentation of the financial statements, and the effectiveness of internal control over financial reporting, are included herein.

/s/ Vincent A. Forlenza	/s/ Christopher Reidy	/s/ Joseph Mercurio
Vincent A. Forlenza	Christopher Reidy	Joseph Mercurio
Chairman, Chief Executive Officer and President	Chief Financial Officer and Executive Vice President of Administration	Vice President and Corporate Controller

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of

Becton, Dickinson and Company

We have audited the accompanying consolidated balance sheets of Becton, Dickinson and Company as of September 30, 2014 and 2013, and the related consolidated statements of income, comprehensive income and cash flows for each of the three years in the period ended September 30, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Becton, Dickinson and Company at September 30, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 2014, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Becton, Dickinson and Company’s internal control over financial reporting as of September 30, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated November 26, 2014 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

New York, New York

November 26, 2014

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of

Becton, Dickinson and Company

We have audited Becton, Dickinson and Company’s internal control over financial reporting as of September 30, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). Becton, Dickinson and Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Becton, Dickinson and Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Becton, Dickinson and Company as of September 30, 2014 and 2013, and the related consolidated statements of income, comprehensive income and cash flows for each of the three years in the period ended September 30, 2014 of Becton, Dickinson and Company, and our report dated November 26, 2014 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

New York, New York

November 26, 2014

Consolidated Statements of Income

Becton, Dickinson and Company

Years Ended September 30

Millions of dollars, except per share amounts	2014	2013	2012
Operations
Revenues	$8,446	$8,054	$7,708
Cost of products sold	4,145	3,883	3,755
Selling and administrative expense	2,145	2,422	1,923
Research and development expense	550	494	472

Total Operating Costs and Expenses	6,840	6,800	6,150

Operating Income	1,606	1,254	1,558
Interest expense	(135)	(138)	(135)
Interest income	46	40	50
Other income (expense), net	5	9	(1)

Income From Continuing Operations
Before Income Taxes	1,522	1,165	1,472
Income tax provision	337	236	363

Income from Continuing Operations	1,185	929	1,110

Income from Discontinued Operations
Net of income tax provision of $0 in 2014, $222 in 2013 and $31 in 2012	—	364	60

Net Income	$1,185	$1,293	$1,170

Basic Earnings per Share
Income from Continuing Operations	$6.13	$4.76	$5.40
Income from Discontinued Operations	$—	$1.86	$0.29

Basic Earnings per Share	$6.13	$6.63	$5.69

Diluted Earnings per Share
Income from Continuing Operations	$5.99	$4.67	$5.30
Income from Discontinued Operations	$—	$1.83	$0.29

Diluted Earnings per Share	$5.99	$6.49	$5.59

Amounts may not add due to rounding.

See notes to consolidated financial statements.

Consolidated Statements of Comprehensive Income

Becton, Dickinson and Company

Years Ended September 30

Millions of dollars	2014	2013	2012
Net Income	$1,185	$1,293	$1,170

Other Comprehensive Income (Loss), Net of Tax
Foreign currency translation adjustments	(344)	23	(18)
Defined benefit pension and postretirement plans	(147)	257	(118)
Unrealized gains (losses) on cash flow hedges, net of amounts realized	5	7	5

Other Comprehensive Income (Loss), Net of Tax	(486)	286	(132)

Comprehensive Income	$699	$1,579	$1,038

Amounts may not add due to rounding.

See notes to consolidated financial statements.

Consolidated Balance Sheets

Becton, Dickinson and Company

September 30

Millions of dollars, except per share amounts and numbers of shares	2014	2013
Assets
Current Assets
Cash and equivalents	$1,861	$1,890
Short-term investments	884	718
Trade receivables, net	1,187	1,240
Inventories	1,495	1,402
Prepaid expenses, deferred taxes and other	704	623

Total Current Assets	6,131	5,873
Property, Plant and Equipment, Net	3,605	3,476
Goodwill	1,090	1,109
Core and Developed Technology, Net	513	541
Other Intangibles, Net	247	293
Capitalized Software, Net	365	371
Other Assets	497	487

Total Assets	$12,447	$12,149

Liabilities and Shareholders’ Equity
Current Liabilities
Short-term debt	$203	$207
Accounts payable	401	333
Accrued expenses	1,053	1,067
Salaries, wages and related items	551	504
Income taxes	26	19

Total Current Liabilities	2,235	2,130
Long-Term Debt	3,768	3,763
Long-Term Employee Benefit Obligations	1,009	805
Deferred Income Taxes and Other	383	408
Commitments and Contingencies	—	—
Shareholders’ Equity
Common stock — $1 par value: authorized — 640,000,000 shares; issued — 332,662,160 shares in 2014 and 2013.	333	333
Capital in excess of par value	2,198	2,068
Retained earnings	12,105	11,342
Deferred compensation	19	19
Common stock in treasury — at cost — 140,770,158 shares in 2014 and 138,663,113 shares in 2013.	(8,601)	(8,204)
Accumulated other comprehensive loss	(1,001)	(516)

Total Shareholders’ Equity	5,053	5,043

Total Liabilities and Shareholders’ Equity	$12,447	$12,149

Amounts may not add due to rounding.

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows

Becton, Dickinson and Company

Years Ended September 30

Millions of dollars	2014	2013	2012
Operating Activities
Net income	$1,185	$1,293	$1,170
Less: Income from discontinued operations, net	—	364	60

Income from continuing operations, net	1,185	929	1,110
Adjustments to income from continuing operations to derive net cash provided by continuing operating activities, net of amounts acquired:
Depreciation and amortization	562	546	511
Share-based compensation	113	100	89
Deferred income taxes	(32)	36	22
Change in operating assets and liabilities:
Trade receivables, net	(7)	(1)	(30)
Inventories	(189)	(145)	(92)
Prepaid expenses, deferred taxes and other	(120)	(60)	102
Accounts payable, income taxes and other liabilities	199	366	17
Pension obligation	(29)	(51)	(38)
Other, net	62	(1)	4

Net Cash Provided by Continuing Operating Activities	1,746	1,717	1,693

Investing Activities
Capital expenditures	(592)	(522)	(487)
Capitalized software	(61)	(66)	(66)
Change in short-term investments	(171)	(225)	(138)
Acquisitions of businesses, net of cash acquired	(40)	(136)	(103)
Divestiture of businesses	—	736	—
Other, net	(84)	(99)	(99)

Net Cash Used for Continuing Investing Activities	(948)	(311)	(894)

Financing Activities
Change in short-term debt	(4)	(199)	2
Proceeds from long-term debt	—	—	1,488
Payments of debt	—	—	(42)
Repurchase of common stock	(400)	(450)	(1,500)
Issuance of common stock and other, net	(9)	44	35
Excess tax benefit from payments under share-based compensation plans	27	23	15
Dividends paid	(421)	(386)	(368)

Net Cash Used for Continuing Financing Activities	(807)	(968)	(370)

Discontinued Operations:
Net cash (used for) provided by operating activities	—	(212)	67
Net cash used for investing activities	—	—	(6)

Net Cash (Used For) Provided by Discontinued Operations	—	(212)	61

Effect of exchange rate changes on cash and equivalents	(20)	(7)	6

Net (Decrease) Increase in Cash and Equivalents	(29)	219	496
Opening Cash and Equivalents	1,890	1,671	1,175

Closing Cash and Equivalents	$1,861	$1,890	$1,671

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

Trade Receivables

The Company grants credit to customers in the normal course of business and the resulting trade receivables are stated at their net realizable value. The allowance for doubtful accounts represents the Company’s estimate of probable credit losses relating to trade receivables and is determined based on historical experience and other specific account data. Amounts are written off against the allowance for doubtful accounts when the Company determines that a customer account is uncollectible.

Inventories

Inventories are stated at the lower of first-in, first-out cost or market.

Property, Plant and Equipment

Property, plant and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization are principally provided on the straight-line basis over estimated useful lives, which range from 20 to 45 years for buildings, four to 13 years for machinery and equipment and one to 12 years for leasehold improvements. Depreciation and amortization expense was $369 million, $338 million and $321 million in fiscal years 2014, 2013 and 2012, respectively.

Goodwill and Other Intangible Assets

The Company’s unamortized intangible assets include goodwill and in-process research and development assets which arise from acquisitions. The Company currently reviews all indefinite-lived assets, including goodwill, for impairment using quantitative models. Goodwill is reviewed at least annually for impairment at the reporting unit level, which is defined as an operating segment or one level below an operating segment, referred to as a component. The Company’s reporting units generally represent one level below reporting segments, and

Notes to Consolidated Financial Statements — (Continued)

Becton, Dickinson and Company

components within an operating segment that have similar economic characteristics are aggregated. Potential impairment of goodwill is identified by comparing the fair value of a reporting unit, estimated using an income approach, with its carrying value. The annual impairment review performed in fiscal year 2014 indicated that all identified reporting units’ fair values exceeded their respective carrying values.

The review for impairment of in-process research and development assets is performed by comparing the fair value of the technology or project assets, estimated using an income approach, with their carrying value. In-process research and development assets are considered indefinite-lived assets and are reviewed at least annually for impairment until projects are completed or abandoned. Certain trademarks that are considered to generate cash flows indefinitely are also considered to be indefinite-lived intangible assets and these assets are also reviewed at least annually for impairment.

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

Capitalized Software

Capitalized software, including costs for software developed or obtained for internal use, is stated at cost, less accumulated amortization. Amortization expense is principally provided on the straight-line basis over estimated useful lives, which do not exceed 10 years. The current balance largely includes capital software investments related to a global enterprise resource planning initiative to upgrade the Company’s business information systems. Amortization for this project commenced in the third quarter of fiscal year 2012. Amortization expense related to capitalized software was $41 million, $38 million and $36 million for 2014, 2013 and 2012, respectively.

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

Revenue Recognition

Revenue from product sales is typically recognized when all of the following criteria have been met: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; product price is fixed or determinable; collection of the resulting receivable is reasonably assured. Certain instrument sales arrangements contain multiple deliverables and revenue is recognized upon the completion of each deliverable based on its relative selling price.

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

Notes to Consolidated Financial Statements — (Continued)

Becton, Dickinson and Company

Shipping and Handling Costs

Shipping and handling costs are included in Selling and administrative expense. Shipping expense was $299 million, $285 million and $281 million in 2014, 2013 and 2012, respectively.

Derivative Financial Instruments

All derivatives are recorded in the balance sheet at fair value and changes in fair value are recognized currently in earnings unless specific hedge accounting criteria are met.

From time to time, derivative financial instruments are utilized by the Company in the management of its foreign currency, interest rate and commodity price exposures. The Company periodically purchases forward contracts and options to hedge certain forecasted transactions that are denominated in foreign currencies in order to partially protect against a reduction in the value of future earnings resulting from adverse foreign exchange rate movements. The Company also periodically utilizes interest rate swaps to maintain a balance between fixed and floating rate instruments. Additionally, the Company periodically manages price risks associated with resin purchase costs through commodity derivative forward contracts. The Company does not enter into derivative financial instruments for trading or speculative purposes.

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

Note 2 — Accounting Changes

New Accounting Principles Not Yet Adopted

In May 2014, the Financial Accounting Standards Board (“FASB”) issued a new revenue recognition standard. Under this standard, revenue will be recognized upon the transfer of goods or services to customers and the amount of revenue recognized will reflect the consideration to which a reporting entity expects to be entitled in exchange for those goods or services. The Company is currently evaluating the impact that this new revenue recognition standard will have on its consolidated financial statements upon required adoption of the standard on October 1, 2017. Early adoption is not permitted.

In June 2013, the FASB issued guidance that requires the netting of unrecognized tax benefits against a deferred tax asset for a loss or other carryforward that would apply in settlement of the uncertain tax positions. The Company will prospectively apply the guidance, which is not expected to materially impact the Company’s consolidated financial statements, to all unrecognized tax benefits that exist at the effective date of October 1, 2014.

In March 2013, the FASB issued amendments to resolve diversity in practice relating to the release of cumulative translation adjustments into earnings upon the occurrence of certain derecognition events involving a foreign entity. The Company will prospectively apply the amendments, which are not expected to materially impact the Company’s consolidated financial statements, to derecognition events that occur after October 1, 2014.

Notes to Consolidated Financial Statements — (Continued)

Becton, Dickinson and Company

Note 3 — Shareholders’ Equity

Changes in certain components of shareholders’ equity were as follows:

	Common Stock Issued at Par Value	Capital in Excess of Par Value	Retained Earnings	Deferred Compensation	Treasury Stock
(Millions of dollars)					Shares (in thousands)	Amount
Balance at September 30, 2011	$333	$1,793	$9,634	$19	(117,844)	$(6,280)
Net income	—	—	1,170	—	—	—
Cash dividends:
Common ($1.80 per share)	—	—	(368)	—	—	—
Common stock issued for:
Share-based compensation plans, net	—	39	—	—	1,973	11
Share-based compensation	—	88	—	—	—	—
Common stock held in trusts, net	—	—	—	—	66	—
Repurchase of common stock	—	—	—	—	(19,945)	(1,500)

Balance at September 30, 2012	$333	$1,920	$10,435	$19	(135,751)	$(7,769)
Net income	—	—	1,293	—	—	—
Cash dividends:
Common ($1.98 per share)	—	—	(386)	—	—	—
Common stock issued for:
Share-based compensation plans, net	—	50	—	—	2,537	15
Share-based compensation	—	98	—	—	—	—
Common stock held in trusts, net	—	—	—	—	36	—
Repurchase of common stock	—	—	—	—	(5,485)	(450)

Balance at September 30, 2013	$333	$2,068	$11,342	$19	(138,663)	$(8,204)
Net income	—	—	1,185	—	—	—
Cash dividends:
Common ($2.18 per share)	—	—	(421)	—	—	—
Common stock issued for:
Share-based compensation plans, net	—	19	—	—	1,431	3
Share-based compensation	—	111	—	—	—	—
Common stock held in trusts, net	—	—	—	—	36	—
Repurchase of common stock	—	—	—	—	(3,574)	(400)

Balance at September 30, 2014	$333	$2,198	$12,105	$19	(140,770)	$(8,601)

Common stock held in trusts represents rabbi trusts in connection with deferred compensation under the Company’s employee salary and bonus deferral plan and directors’ deferral plan.

The components and changes of Accumulated other comprehensive (loss) income were as follows:

(Millions of dollars)	Total	Foreign Currency Translation Adjustments	Benefit Plans Adjustments	Unrealized Losses on Cash Flow Hedges
Balance at September 30, 2011	$(670)	$70	$(697)	$(43)
Other comprehensive income before reclassifications, net of taxes	(177)	(18)	(159)	—
Amounts reclassified into income, net of taxes(A)	45	—	40	5

Balance at September 30, 2012	(802)	51	(815)	(38)

Notes to Consolidated Financial Statements — (Continued)

Becton, Dickinson and Company

(Millions of dollars)	Total	Foreign Currency Translation Adjustments	Benefit Plans Adjustments	Unrealized Losses on Cash Flow Hedges
Other comprehensive income before reclassifications	$228	$23	$203	$2
Amounts reclassified into income, net of taxes(A)	59	—	54	4

Balance at September 30, 2013	(516)	74	(558)	(31)
Other comprehensive income before reclassifications, net of taxes	(524)	(344)	(180)	—
Amounts reclassified into income, net of taxes(A)	38	—	33	5

Balance at September 30, 2014	$(1,001)	$(270)	$(705)	$(26)

(A)	The benefit plan-related amount is not reclassified into income in its entirety. The reclassifications from accumulated other comprehensive income (loss) are included in the computation of net periodic pension cost and additional details are provided in Note 8. The reclassification amounts related to cash flow hedges in fiscal years 2014, 2013, and 2012 were primarily recorded in Interest Expense. Additional details regarding the reclassifications from accumulated other comprehensive income (loss) related to cash flow hedges are provided in Note 12.

The loss in foreign currency translation adjustments for the fiscal year ended September 30, 2014 was primarily attributable to the weakening of the Euro and currencies in Latin America against the U.S. dollar during the period.

The income tax (benefit) provision for net (losses) gains recorded in other comprehensive income for defined benefit pension, postretirement plans and postemployment plans in fiscal years 2014 and 2013 was $(86) million and $121 million, respectively. The net income tax benefit of $70 million for net losses recorded in other comprehensive income for benefit plans in fiscal year 2012 included an income tax benefit of $151 million recorded on losses recognized for all benefit plans on the measurement date of September 30, 2012. The net income tax benefit also included an income tax provision of $81 million recorded on the gain recognized in other comprehensive income upon the remeasurement of the U.S. defined benefit pension plan on November 30, 2011. Additional details regarding this remeasurement are provided in Note 8. The income tax benefits associated with the benefit plan-related reclassification adjustments for amortization of prior service credit and amortization of net actuarial losses for the fiscal years ended September 30, 2014, 2013 and 2012 were $17 million, $30 million and $23 million, respectively.

The income taxes recorded for net unrealized amounts and reclassification adjustments for realized amounts relating to cash flow hedges were immaterial in fiscal years 2014, 2013, and 2012.

Note 4 — Earnings per Share

The weighted average common shares used in the computations of basic and diluted earnings per share (shares in thousands) for the years ended September 30 were as follows:

	2014	2013	2012
Average common shares outstanding	193,299	195,157	205,460
Dilutive share equivalents from share-based plans	4,410	4,036	3,721

Average common and common equivalent shares outstanding — assuming dilution	197,709	199,193	209,181

Notes to Consolidated Financial Statements — (Continued)

Becton, Dickinson and Company

Options to purchase shares of common stock are excluded from the calculation of diluted earnings per share when their inclusion would have an anti-dilutive effect on the calculation. For the years ended September 30, 2014 and 2013, there were no options to purchase shares of common stock which were excluded from the diluted earnings per share calculation. Options to purchase 4.8 million shares of the Company’s common stock were excluded from the calculation of diluted earnings per share in 2012.

Note 5 — Commitments and Contingencies

Commitments

Rental expense for all operating leases amounted to $71 million in 2014, $70 million in 2013 and $66 million in 2012. Future minimum rental commitments on noncancelable leases are as follows: 2015 — $51 million; 2016 — $43 million; 2017 — $34 million; 2018 — $23 million; 2019 — $21 million and an aggregate of $20 million thereafter.

As of September 30, 2014, the Company has certain future purchase commitments aggregating to approximately $565 million, which will be expended over the next several years.

Contingencies

Given the uncertain nature of litigation generally, the Company is not able in all cases to estimate the amount or range of loss that could result from an unfavorable outcome of the litigation to which the Company is a party. In accordance with U.S. generally accepted accounting principles, the Company establishes accruals to the extent probable future losses are estimable (in the case of environmental matters, without considering possible third-party recoveries). In view of the uncertainties discussed below, the Company could incur charges in excess of any currently established accruals and, to the extent available, liability insurance. In the opinion of management, any such future charges, individually or in the aggregate, could have a material adverse effect on the Company’s consolidated results of operations and consolidated cash flows.

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

Notes to Consolidated Financial Statements — (Continued)

Becton, Dickinson and Company

In June 2007, Retractable Technologies, Inc. (“RTI”) filed a complaint against the Company under the caption Retractable Technologies, Inc. vs. Becton Dickinson and Company (Civil Action No. 2:07-cv-250, U.S. District Court, Eastern District of Texas). RTI alleges that the BD Integra™ syringes infringe patents licensed exclusively to RTI. In its complaint, RTI also alleges that the Company engaged in false advertising with respect to certain of the Company’s safety-engineered products in violation of the Lanham Act; acted to exclude RTI from various product markets and to maintain its market share through, among other things, exclusionary contracts in violation of state and federal antitrust laws; and engaged in unfair competition. In January 2008, the court severed the patent and non-patent claims into separate cases, and stayed the non-patent claims during the pendency of the patent claims at the trial court level. RTI seeks money damages and injunctive relief. On April 1, 2008, RTI filed a complaint against BD under the caption Retractable Technologies, Inc. and Thomas J. Shaw v. Becton Dickinson and Company (Civil Action No.2:08-cv-141, U.S. District Court, Eastern District of Texas). RTI alleges that the BD Integra™ syringes infringe another patent licensed exclusively to RTI. RTI seeks money damages and injunctive relief. On August 29, 2008, the court ordered the consolidation of the patent cases. On November 9, 2009, at a trial of these consolidated cases, the jury rendered a verdict in favor of RTI on all but one of its infringement claims, but did not find any willful infringement, and awarded RTI $5 million in damages. On May 19, 2010, the court granted RTI’s motion for a permanent injunction against the continued sale by the Company of its BD Integra™ products in their current form, but stayed the injunction for the duration of the Company’s appeal. At the same time, the court lifted a stay of RTI’s non-patent claims. On July 8, 2011, the Court of Appeals for the Federal Circuit reversed the District Court judgment that the Company’s 3ml BD Integra™ products infringed the asserted RTI patents and affirmed the District Court judgment of infringement against the Company’s discontinued 1ml BD Integra™ products. On October 31, 2011, the Federal Circuit Court of Appeals denied RTI’s request for an en banc rehearing. In January 2013, RTI’s petition for review with the U.S. Supreme Court was denied. BD’s motion for further proceedings on damages was denied by the District Court on the grounds that the District Court did not have authority to modify the $5 million damage award. BD appealed this ruling to the Federal Circuit Court of Appeals, and on July 7, 2014, the Court affirmed the District Court ruling leaving the damages award intact. On September 19, 2014, the Federal Circuit Court of Appeals denied BD’s request for an en banc rehearing.

On September 19, 2013, a jury returned a verdict against BD with respect to certain of RTI’s non-patent claims. The verdict was unfavorable to BD with respect to RTI’s Lanham Act claim and claim for attempted monopolization based on deception in the safety syringe market. The jury awarded RTI $113.5 million for its attempted monopolization claim (which will be trebled under the antitrust statute). The jury’s verdict rejected RTI’s monopolization claims in the markets for safety syringes, conventional syringes and safety IV catheters; its attempted monopolization claims in the markets for conventional syringes and safety IV catheters; and its claims for contractual restraint of trade and exclusive dealing in the markets for safety syringes, conventional syringes and safety IV catheters. In connection with the verdict, the Company recorded a pre-tax charge of approximately $341 million in the fourth quarter of fiscal year 2013. On September 30, 2014, the Court issued a ruling denying BD’s post-trial motion for judgment as a matter of law. On November 10, 2014, the Court issued a ruling denying RTI’s request for disgorgement of BD profits for false advertising on the ground that any profit to which RTI is entitled is included within the amount of the antitrust damage award. The court granted RTI’s request that BD be ordered to issue certain corrective statements regarding its advertising. The Court denied RTI’s request for injunctive relief relating to BD’s contracting practices and BD’s safety syringe advertising, finding that RTI failed to prove that BD’s contracting practices violated the antitrust laws or that BD’s safety syringe advertising is false. The Court concluded that RTI is entitled to certain categories of attorneys’ fees that it requested, but that its total fee recovery should be reduced by 50%. The Court directed the parties to meet and confer on the precise amount of the fee award, which we expect to be less than half of the $36 million that RTI originally requested. The Company plans to appeal the jury’s verdict and Court rulings favoring RTI at the appropriate time.

On November 4, 2013, the Secretariat of Foreign Trade (“SECEX”) of the Federal Republic of Brazil, initiated an administrative anti-dumping investigation of imports of vacuum plastic tubes for blood collection

Notes to Consolidated Financial Statements — (Continued)

Becton, Dickinson and Company

into Brazil from the United States of America, the United Kingdom of Great Britain and Northern Ireland, the Federal Republic of Germany and the People’s Republic of China during the period from January 2012 through December 2012. BD, through its United States and international subsidiaries, exports vacuum plastic tubes for blood collection into Brazil and is cooperating with the investigation. The investigation is ongoing. During the course of the investigation (on a provisional basis) and upon completion of the investigation (on a final basis), the SECEX will issue a decision on whether grounds exist to apply anti-dumping measures (including, without limitation, the imposition of duties on such vacuum plastic tubes imported into Brazil). Once applied, anti-dumping measures will last for as long as the measures are deemed necessary, which, in most cases, is for five years. The Company does not expect that the outcome of the investigation will materially affect results of operations.

On October 5, 2014, CareFusion Corporation (“CareFusion”) and the Company entered into an Agreement and Plan of Merger (which we refer to as the merger agreement) that provides for the acquisition of CareFusion by the Company. Under the terms of the merger agreement, a subsidiary of the Company (“the merger subsidiary”) will merge with and into CareFusion, with CareFusion surviving the merger as a wholly owned subsidiary of the Company. Several putative class action lawsuits have been filed against CareFusion, its directors, the Company and the merger subsidiary in the Delaware Court of Chancery and in the Superior Court of California, San Diego County. These lawsuits generally allege that the members of the board of directors of CareFusion breached their fiduciary duties in connection with the merger by, among other things, carrying out a process that the plaintiff alleges did not ensure adequate and fair consideration to CareFusion stockholders. The plaintiffs in these actions further allege that CareFusion, and the Company aided and abetted the individual defendants’ breaches of their fiduciary duties. The plaintiffs seek, among other things, equitable relief to enjoin consummation of the merger, rescission of the merger and/or rescissory damages, and attorneys’ fees and costs.

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

The Medical segment produces a broad array of medical devices that are used in a wide range of healthcare settings. The principal product lines in the Medical segment include needles, syringes and intravenous catheters for medication delivery (including safety-engineered and auto-disable devices); prefilled IV flush syringes; syringes and pen needles for the injection of insulin and other drugs used in the treatment of diabetes; prefillable drug delivery systems provided to pharmaceutical companies and sold to end-users as drug/device combinations; regional anesthesia needles and trays; sharps disposal containers; closed-system transfer devices; and generic prefilled injectables.

The Diagnostics segment produces products for the safe collection and transport of diagnostics specimens, as well as instruments and reagent systems to detect a broad range of infectious diseases, healthcare-associated infections (“HAIs”) and cancers. The principal products and services in the Diagnostics segment include

Notes to Consolidated Financial Statements — (Continued)

Becton, Dickinson and Company

integrated systems for specimen collection; safety-engineered blood collection products and systems; automated blood culturing and tuberculosis culturing systems; molecular testing systems for infectious diseases and women’s health; microorganism identification and drug susceptibility systems; liquid-based cytology systems for cervical cancer screening; rapid diagnostic assays; microbiology laboratory automation; and plated media.

The Biosciences segment produces research and clinical tools that facilitate the study of cells, and the components of cells, to gain a better understanding of normal and disease processes. The principal product lines in the Biosciences segment include fluorescence-activated cell sorters and analyzers; monoclonal antibodies and kits for performing cell analysis; reagent systems for life science research; diagnostic assays; and cell culture media supplements for biopharmaceutical manufacturing.

Effective October 1, 2014, the Company’s organizational structure was realigned to better complement its customer-focused solutions strategy. The composition of the Medical segment remains unchanged and the former Diagnostics and Biosciences segments have been combined into one segment, BD Life Sciences (“Life Sciences”). Beginning in the first quarter of fiscal year 2015, decisions about resource allocation and performance assessment will be made separately for the Medical and Life Sciences segments. Additionally, the Company’s financial reporting will reflect this realigned organizational structure and corresponding prior-period information presented for comparative purposes will be revised to reflect the two-segment structure.

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

(Millions of dollars)	2014		2013		2012
Revenues(A)
Medical	$4,573		$4,306		$4,091
Diagnostics	2,713		2,646		2,538
Biosciences	1,159		1,102		1,080

Total Revenues	$8,446		$8,054		$7,708

Segment Operating Income
Medical	$1,291	(B)(C)	$1,233		$1,162
Diagnostics	585	(B)(D)	638		653
Biosciences	275	(B)(E)	269		262

Total Segment Operating Income	2,152		2,140		2,077
Unallocated Items(F)	(630	)(B)(G)	(976	)(H)	(605)

Income From Continuing Operations Before Income Taxes	$1,522		$1,165		$1,472

Segment Assets
Medical	$4,668		$4,582		$4,245
Diagnostics	2,619		2,571		2,462
Biosciences	1,164		1,205		1,407

Total Segment Assets	8,451		8,357		8,114
Corporate and All Other(I)	3,997		3,792		3,247

Total Assets	$12,447		$12,149		$11,361

Capital Expenditures
Medical	$420		$354		$363
Diagnostics	140		142		101
Biosciences	15		16		14
Corporate and All Other	16		9		10

Total Capital Expenditures	$592		$522		$487

Depreciation and Amortization
Medical	$293		$259		$240
Diagnostics	187		190		175
Biosciences	64		77		79
Corporate and All Other	18		19		18

Total Depreciation and Amortization	$562		$546		$511

(A)	Intersegment revenues are not material.

Notes to Consolidated Financial Statements — (Continued)

Becton, Dickinson and Company

(B)	Includes a $36 million charge associated with workforce reduction actions. The portions of this charge attributable to the Medical, Diagnostics, and Biosciences segments were $21 million, $5 million and $5 million, respectively. The amount of the charge attributable to corporate functions was $5 million. Additional disclosures regarding these actions are provided in Note 8.

(C)	Includes a $6 million charge associated with the decision to terminate a research and development program; the charge relates to program asset write-offs and obligations. Additionally includes $4 million of acquisition-related costs.

(D)	Includes an $11 million charge that resulted from the early termination of a European distributor agreement, as well as a $5 million charge due to and adjustment to the carrying amount of an asset that is being held for sale.

(E)	Includes a $20 million charge primarily resulting from the discontinuance of an instrument product development program. The charge is largely attributable to capitalized product software, but also includes a lesser amount attributable to fixed assets. Additionally includes $1 million of acquisition-related costs.

(F)	Includes primarily interest, net; foreign exchange; corporate expenses; and share-based compensation expense.

(G)	Includes an $8 million gain resulting from the Company’s receipt of cash proceeds from the sale of a company in which it held a small equity ownership interest.

(H)	Includes the $341 million charge associated with the unfavorable verdict returned in the antitrust and false advertising lawsuit filed against the Company by RTI as well as the $22 million charge associated with the litigation settlement related to indirect purchaser antitrust class action cases. Additional disclosures regarding these matters are provided in Note 5.

(I)	Includes cash and investments and corporate assets.

(Millions of dollars)
Revenues by Organizational Units	2014	2013	2012
BD Medical
Medical Surgical Systems	$2,307	$2,196	$2,105
Diabetes Care	1,037	969	911
Pharmaceutical Systems	1,229	1,142	1,074

	4,573	4,306	4,091

BD Diagnostics
Preanalytical Systems	1,412	1,352	1,301
Diagnostic Systems	1,301	1,294	1,237

	2,713	2,646	2,538

BD Biosciences	1,159	1,102	1,080

Total Revenues	$8,446	$8,054	$7,708

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

Notes to Consolidated Financial Statements — (Continued)

Becton, Dickinson and Company

(Millions of dollars)	2014	2013	2012
Revenues
United States	$3,417	$3,353	$3,288
Europe	2,733	2,512	2,379
Asia Pacific	1,121	1,006	883
Other	1,175	1,183	1,159

	$8,446	$8,054	$7,708

Long-Lived Assets
United States	$3,126	$3,251	$3,156
Europe	1,809	1,667	1,559
Asia Pacific	486	442	397
Other	555	565	624
Corporate	340	350	303

	$6,317	$6,276	$6,039

Note 7 — Share-Based Compensation

The Company grants share-based awards under the 2004 Employee and Director Equity-Based Compensation Plan (“2004 Plan”), which provides long-term incentive compensation to employees and directors consisting of: stock appreciation rights (“SARs”), stock options, performance-based restricted stock units, time-vested restricted stock units and other stock awards.

The amounts and location of compensation cost relating to share-based payments included in consolidated statements of income is as follows:

(Millions of dollars)	2014	2013	2012
Cost of products sold	$23	$20	$18
Selling and administrative expense	74	66	59
Research and development expense	16	14	12

	$113	$100	$89

The associated income tax benefit recognized was $40 million, $35 million and $32 million in fiscal years 2014, 2013 and 2012, respectively. Share-based compensation attributable to discontinued operations was not material.

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

	2014	2013	2012
Risk-free interest rate	2.31%	1.33%	1.67%
Expected volatility	19.0%	21.0%	22.0%
Expected dividend yield	2.00%	2.60%	2.50%
Expected life	7.8 years	8.0 years	7.9 years
Fair value derived	$19.90	$12.08	$12.61

Notes to Consolidated Financial Statements — (Continued)

Becton, Dickinson and Company

Expected volatility is based upon historical volatility for the Company’s common stock and other factors. The expected life of SARs granted is derived from the output of the lattice-based model, using assumed exercise rates based on historical exercise and termination patterns, and represents the period of time that SARs granted are expected to be outstanding. The risk-free interest rate used is based upon the published U.S. Treasury yield curve in effect at the time of grant for instruments with a similar life. The dividend yield is based upon the most recently declared quarterly dividend as of the grant date. The total intrinsic value of SARs exercised during 2014, 2013 and 2012 was $69 million, $54 million and $4 million, respectively. The Company issued 610 thousand shares during 2014 to satisfy the SARs exercised. The actual tax benefit realized during 2014, 2013 and 2012 for tax deductions from SAR exercises totaled $26 million, $19 million and $3 million, respectively. The total fair value of SARs vested during 2014, 2013 and 2012 was $25 million, $30 million and $37 million, respectively.

A summary of SARs outstanding as of September 30, 2014 and changes during the year then ended is as follows:

	SARs (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (Millions of dollars)
Balance at October 1	8,594	$73.52
Granted	1,073	108.89
Exercised	(1,728)	72.56
Forfeited, canceled or expired	(87)	80.30

Balance at September 30	7,852	$78.49	6.13	$277

Vested and expected to vest at September 30	7,562	$78.16	6.06	$270

Exercisable at September 30	4,950	$73.40	4.98	$200

Stock Options

The Company has not granted stock options since 2005. All outstanding stock option grants are fully vested and have a ten-year term.

A summary of stock options outstanding as of September 30, 2014 and changes during the year then ended is as follows:

	Stock Options (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (Millions of dollars)
Balance at October 1	435	$49.74
Exercised	(337)	49.43
Forfeited, canceled or expired	(23)	38.78

Balance at September 30	74	$54.57	0.15	$4

Vested at September 30	74	$54.57	0.15	$4

Exercisable at September 30	74	$54.57	0.15	$4

Cash received from the exercising of stock options in 2014, 2013 and 2012 was $17 million, $64 million and $52 million, respectively. The actual tax benefit realized for tax deductions from stock option exercises totaled $7 million, $21 million and $12 million, respectively. The total intrinsic value of stock options exercised during the years 2014, 2013 and 2012 was $21 million, $65 million and $58 million, respectively.

Notes to Consolidated Financial Statements — (Continued)

Becton, Dickinson and Company

Performance-Based Restricted Stock Units

Performance-based restricted stock units cliff vest three years after the date of grant. These units are tied to the Company’s performance against pre-established targets over a three-year performance period. The performance measures for fiscal years 2014 and 2013 were relative total shareholder return (measures the Company’s stock performance during the performance period against that of peer companies) and average annual return on invested capital while the performance measures in fiscal year 2012 were average growth rate of consolidated revenues and average annual return on invested capital. Under the Company’s long-term incentive program, the actual payout under these awards may vary from zero to 200% of an employee’s target payout, based on the Company’s actual performance over the three-year performance period. The fair value is based on the market price of the Company’s stock on the date of grant. Compensation cost initially recognized assumes that the target payout level will be achieved and is adjusted for subsequent changes in the expected outcome of performance-related conditions.

A summary of performance-based restricted stock units outstanding as of September 30, 2014 and changes during the year then ended is as follows:

	Stock Units (in thousands)	Weighted Average Grant Date Fair Value
Balance at October 1	1,651	$74.15
Granted	382	110.58
Distributed	(80)	76.64
Forfeited or canceled	(698)	77.06

Balance at September 30(A)	1,255	$83.47

Expected to vest at September 30(B)	526	$79.98

(A)	Based on 200% of target payout.

(B)	Net of expected forfeited units and units in excess of the expected performance payout of 84 thousand and 645 thousand shares, respectively.

The weighted average grant date fair value of performance-based restricted stock units granted during the years 2013 and 2012 was $72.14 and $72.12, respectively. The total fair value of performance-based restricted stock units vested during 2014 was $10 million and the fair value of units vested during 2012 was $7 million. Based on the Company’s results during the performance period, compared with the established performance targets for payout, there was no payout of performance-based restricted stock units in fiscal year 2013. At September 30, 2014, the weighted average remaining vesting term of performance-based restricted stock units is 1.11 years.

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

Notes to Consolidated Financial Statements — (Continued)

Becton, Dickinson and Company

A summary of time-vested restricted stock units outstanding as of September 30, 2014 and changes during the year then ended is as follows:

	Stock Units (in thousands)	Weighted Average Grant Date Fair Value
Balance at October 1	2,787	$71.81
Granted	904	102.74
Distributed	(407)	75.80
Forfeited or canceled	(270)	77.67

Balance at September 30	3,015	$80.03

Expected to vest at September 30	2,829	$79.70

The weighted average grant date fair value of time-vested restricted stock units granted during the years 2013 and 2012 was $70.99 and $72.27, respectively. The total fair value of time-vested restricted stock units vested during 2014, 2013 and 2012 was $45 million, $52 million and $38 million, respectively. At September 30, 2014, the weighted average remaining vesting term of the time-vested restricted stock units is 1.10 years.

The amount of unrecognized compensation expense for all non-vested share-based awards as of September 30, 2014, is approximately $108 million, which is expected to be recognized over a weighted-average remaining life of approximately 1.89 years. At September 30, 2014, 9,051 thousand shares were authorized for future grants under the 2004 Plan.

The Company has a policy of satisfying share-based payments through either open market purchases or shares held in treasury. At September 30, 2014, the Company has sufficient shares held in treasury to satisfy these payments.

Other Stock Plans

The Company has a Stock Award Plan, which allows for grants of common shares to certain key employees. Distribution of 25% or more of each award is deferred until after retirement or involuntary termination, upon which the deferred portion of the award is distributable in five equal annual installments. The balance of the award is distributable over five years from the grant date, subject to certain conditions. In February 2004, this plan was terminated with respect to future grants upon the adoption of the 2004 Plan. At September 30, 2014 and 2013, awards for 58 thousand and 73 thousand shares, respectively, were outstanding.

The Company has a Directors’ Deferral Plan, which provides a means to defer director compensation, from time to time, on a deferred stock or cash basis. As of September 30, 2014, 109 thousand shares were held in trust, of which two thousand shares represented Directors’ compensation in 2014, in accordance with the provisions of the plan. Under this plan, which is unfunded, directors have an unsecured contractual commitment from the Company.

The Company also has a Deferred Compensation Plan that allows certain highly-compensated employees, including executive officers, to defer salary, annual incentive awards and certain equity-based compensation. As of September 30, 2014, 360 thousand shares were issuable under this plan.

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

Notes to Consolidated Financial Statements — (Continued)

Becton, Dickinson and Company

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

The Company’s November 30, 2011 benefit plan remeasurement was based upon a discount rate of 5.1%, compared with the discount rate of 4.9% used on the September 30, 2011 measurement date. The increase in the discount rate reduced total fiscal year 2012 net pension cost by $5 million and this change in the projected benefit obligation was recognized in Other comprehensive income (loss) as an actuarial gain. An increase in plan assets held as of November 30, 2011 compared with assets held as of September 30, 2011 also reduced total fiscal year 2012 net pension cost by $6 million. The change in the projected benefit obligation attributable to the plan amendment was recognized in Other comprehensive income (loss) as negative prior service cost and reduced fiscal year 2012 net pension cost by $29 million.

Net pension and other postretirement cost for the years ended September 30 included the following components:

	Pension Plans			Other Postretirement Benefits
(Millions of dollars)	2014	2013	2012	2014	2013	2012
Service cost	$71	$84	$75	$3	$6	$6
Interest cost	93	87	91	9	10	13
Expected return on plan assets	(126)	(116)	(104)	—	—	—
Amortization of prior service credit	(15)	(13)	(11)	(4)	(1)	(1)
Amortization of loss	49	75	56	2	4	5
Curtailment/settlement loss	3	6	20	—	—	(1)

Net pension and postretirement cost	$74	$123	$128	$10	$19	$21

Net pension cost attributable to foreign plans included in the preceding table was $25 million, $33 million and $31 million in 2014, 2013 and 2012, respectively.

The settlement losses recorded in 2014, 2013 and 2012 included lump sum benefit payments associated with the Company’s U.S. supplemental pension plan. The Company recognizes pension settlements when payments from the supplemental plan exceed the sum of service and interest cost components of net periodic pension cost associated with this plan for the fiscal year. The settlement losses recorded in 2014, 2013 and 2012 also included settlements associated with certain foreign plans.

Notes to Consolidated Financial Statements — (Continued)

Becton, Dickinson and Company

The change in benefit obligation, change in fair value of plan assets, funded status and amounts recognized in the Consolidated Balance Sheets for these plans were as follows:

	Pension Plans		Other Postretirement Benefits
(Millions of dollars)	2014	2013	2014	2013
Change in benefit obligation:
Beginning obligation	$2,076	$2,308	$243	$267
Service cost	71	84	3	6
Interest cost	93	87	9	10
Plan amendments	(1)	(23)	(37)	—
Benefits paid	(142)	(153)	(24)	(28)
Actuarial loss (gain)	318	(217)	—	(21)
Settlements	(7)	(13)	—	—
Other, includes translation	(42)	5	6	8

Benefit obligation at September 30	$2,366	$2,076	$201	$243

Change in fair value of plan assets:
Beginning fair value	$1,785	$1,573	$—	$—
Actual return on plan assets	119	200	—	—
Employer contribution	104	174	—	—
Benefits paid	(142)	(153)	—	—
Settlements	(7)	(13)	—	—
Other, includes translation	(29)	3	—	—

Plan assets at September 30	$1,829	$1,785	$—	$—

Funded Status at September 30:
Unfunded benefit obligation	$(537)	$(292)	$(201)	$(243)

Amounts recognized in the Consolidated Balance Sheets at September 30:
Other	$3	$12	$—	$—
Salaries, wages and related items	(8)	(6)	(16)	(18)
Long-term Employee Benefit Obligations	(531)	(299)	(184)	(225)

Net amount recognized	$(537)	$(292)	$(201)	$(243)

Amounts recognized in Accumulated other comprehensive (loss) income before income taxes at September 30:
Net transition asset	$—	$—	$—	$—
Prior service credit	119	133	42	9
Net actuarial loss	(1,030)	(774)	(44)	(46)

Net amount recognized	$(911)	$(641)	$(2)	$(37)

Foreign pension plan assets at fair value included in the preceding table were $574 million and $549 million at September 30, 2014 and 2013, respectively. The foreign pension plan projected benefit obligations were $765 million and $658 million at September 30, 2014 and 2013, respectively.

Notes to Consolidated Financial Statements — (Continued)

Becton, Dickinson and Company

Pension plans with accumulated benefit obligations in excess of plan assets and plans with projected benefit obligations in excess of plan assets consist of the following at September 30:

	Accumulated Benefit Obligation Exceeds the Fair Value of Plan Assets		Projected Benefit Obligation Exceeds the Fair Value of Plan Assets
(Millions of dollars)	2014	2013	2014	2013
Projected benefit obligation	$2,267	$1,551	$2,324	$1,855
Accumulated benefit obligation	$2,186	$1,525
Fair value of plan assets	$1,738	$1,285	$1,784	$1,551

The estimated net actuarial loss and prior service credit for pension benefits that will be amortized from Accumulated other comprehensive (loss) income into net pension costs over the next fiscal year are expected to be $(68) million and $16 million, respectively. The estimated net actuarial loss and prior service credit for other postretirement benefits that will be amortized from Accumulated other comprehensive (loss) income into net other postretirement costs over the next fiscal year are expected to be $(3) million and $5 million, respectively.

The weighted average assumptions used in determining pension plan information were as follows:

	2014		2013		2012
Net Cost
Discount rate:
U.S. plans(A)	4.95%		3.90%		4.90	%(B)
Foreign plans	3.87		3.94		5.26
Expected return on plan assets:
U.S. plans	7.75		7.75		7.75
Foreign plans	5.68		5.68		6.06
Rate of compensation increase:
U.S. plans(A)	4.25		4.25		4.25
Foreign plans	2.46		3.28		3.61
Benefit Obligation
Discount rate:
U.S. plans	4.15	(C)	4.95	(C)	3.90	(A)
Foreign plans	3.14		3.87		3.94
Rate of compensation increase:
U.S. plans(A)	4.25		4.25		4.25
Foreign plans	2.49		2.46		3.28

(A)	Also used to determine other postretirement and postemployment benefit plan information.

(B)	On November 30, 2011, the Company remeasured its U.S. defined benefit pension plan based upon a 5.10% discount rate compared to the discount rate of 4.90% used on September 30, 2011. All other U.S. plans remained at 4.90%.

(C)	The discount rates used to determine other postretirement and postemployment benefit plan information in fiscal year 2014 were 3.85% and 3.75%, respectively. The discount rates used in fiscal year 2013 were 4.40% and 4.00%, respectively.

At September 30, 2014 the assumed healthcare trend rates were 7.0%, gradually decreasing to an ultimate rate of 5.0% beginning in 2024. At September 30, 2013 the assumed healthcare trend rates were 7.2% pre and post age 65, gradually decreasing to an ultimate rate of 5.0% beginning in 2024. A one percentage point increase

Notes to Consolidated Financial Statements — (Continued)

Becton, Dickinson and Company

in assumed healthcare cost trend rates in each year would not materially impact the accumulated postretirement benefit obligation as of September 30, 2014 or the aggregate of the service cost and interest cost components of 2014 annual expense. Similarly, a one percentage point decrease in the assumed healthcare cost trend rates in each year would not materially impact the accumulated postretirement benefit obligation as of September 30, 2014 or the aggregate of the 2014 service cost and interest cost.

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

Expected Funding

The Company’s funding policy for its defined benefit pension plans is to contribute amounts sufficient to meet legal funding requirements, plus any additional amounts that may be appropriate considering the funded status of the plans, tax consequences, the cash flow generated by the Company and other factors. While the Company does not anticipate any significant required contributions to its pension plans in 2015, the Company made a discretionary contribution of $40 million to its U.S. pension plan in October 2014.

Expected benefit payments are as follows:

(Millions of dollars)	Pension Plans	Other Postretirement Benefits
2015	$154	$16
2016	153	16
2017	157	16
2018	158	16
2019	172	16
2020-2024	843	71

As previously discussed, the Company replaced its Company-sponsored healthcare coverage program for post-65 retirees with a health reimbursement plan on April 1, 2014. As such, the Company no longer receives subsidies under the Medicare Prescription Drug Improvement and Modernization Act of 2003.

Investments

The Company’s primary objective is to achieve returns sufficient to meet future benefit obligations. It seeks to generate above market returns by investing in more volatile asset classes such as equities while at the same time controlling risk through diversification in non-correlated asset classes and through allocations to more stable asset classes like fixed income.

U.S. Plans

The Company’s U.S. pension plans comprise 69% of total benefit plan investments, based on September 30, 2014 market values and have a target asset mix of 35% fixed income, 34% diversifying investments and 31% equities. This mix was established based on an analysis of projected benefit payments and estimates of long-term returns, volatilities and correlations for various asset classes. The asset allocations to diversifying investments include high-yield bonds, hedge funds, real estate, infrastructure, commodities, leveraged loans and emerging markets bonds.

Notes to Consolidated Financial Statements — (Continued)

Becton, Dickinson and Company

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

The following table provides the fair value measurements of U.S. plan assets, as well as the measurement techniques and inputs utilized to measure fair value of these assets, at September 30, 2014 and 2013. The categorization of fund investments is based upon the categorization of these funds’ underlying assets.

(Millions of dollars)	Total U.S. Plan Asset Balances at September 30, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Fixed Income:
Mortgage and asset-backed securities	$150	$—	$150	$—
Corporate bonds	213	105	108	—
Government and agency-U.S.	153	124	29	—
Government and agency-Foreign	126	74	51	—
Equity securities	393	56	337	—
Cash and cash equivalents	26	26	—	—
Other	193	96	93	4

Fair value of plan assets	$1,255	$483	$768	$4

(Millions of dollars)	Total U.S. Plan Asset Balances at September 30, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Fixed Income:
Mortgage and asset-backed securities	$174	$—	$174	$—
Corporate bonds	217	102	115	—
Government and agency-U.S.	142	97	46	—
Government and agency-Foreign	122	74	49	—
Equity securities	384	62	322	—
Cash and cash equivalents	3	3	—	—
Other	193	97	84	12

Fair value of plan assets	$1,235	$435	$788	$12

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

Notes to Consolidated Financial Statements — (Continued)

Becton, Dickinson and Company

The following table summarizes the changes, for the years ended September 30, 2014 and 2013, in the fair value of U.S. pension assets measured using Level 3 inputs:

(Millions of dollars)	Other (Hedge Funds)
Balance at September 30, 2012	$—
Actual return on plan assets:
Relating to assets held at September 30, 2012	—
Purchases, sales and settlements, net	12
Transfers (out) in from other categories	—
Exchange rate changes	—

Balance at September 30, 2013	$12
Actual return on plan assets:
Relating to assets held at September 30, 2013	1
Purchases, sales and settlements, net	4
Transfers (out) in from other categories	(13)
Exchange rate changes	—

Balance at September 30, 2014	$4

Foreign Plans

Foreign plan assets comprise 31% of the Company’s total benefit plan assets, based on market value at September 30, 2014. Such plans have local independent fiduciary committees, with responsibility for development and oversight of investment policy, including asset allocation decisions. In making such decisions, consideration is given to local regulations, investment practices and funding rules.

The following table provides the fair value measurements of foreign plan assets, as well as the measurement techniques and inputs utilized to measure fair value of these assets, at September 30, 2014 and 2013.

(Millions of dollars)	Total Foreign Plan Asset Balances at September 30, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Fixed Income:
Corporate bonds	$35	$—	$35	$—
Government and agency-U.S.	3	3	—	—
Government and agency-Foreign	100	59	41	—
Other fixed income	47	46	1	—
Equity securities	237	221	17	—
Cash and cash equivalents	15	15	—	—
Real estate	10	—	10	—
Insurance contracts	78	—	—	78
Other	47	12	35	—

Fair value of plan assets	$574	$357	$138	$78

Notes to Consolidated Financial Statements — (Continued)

Becton, Dickinson and Company

(Millions of dollars)	Total Foreign Plan Asset Balances at September 30, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Fixed Income:
Corporate bonds	$46	$—	$46	$—
Government and agency-U.S.	3	3	—	—
Government and agency-Foreign	82	47	36	—
Equity securities	309	294	14	—
Cash and cash equivalents	17	17	—	—
Real estate	11	—	9	1
Insurance contracts	81	—	—	81

Fair value of plan assets	$549	$361	$105	$83

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

Other Securities

The foreign plans hold a portion of assets in cash and cash equivalents, in order to accommodate liquidity requirements and the values are based upon quoted market prices. Real estate investments consist of investments in funds holding an interest in real properties and the corresponding values represent the estimated fair value based on the fair value of the underlying investment value or cost, adjusted for any accumulated earnings or losses. The values of insurance contracts approximately represent cash surrender value. Other investments include fund investments for which values are based upon either quoted market prices or market observable sources.

The following table summarizes the changes, for the years ended September 30, 2014 and 2013, in the fair value of foreign pension assets measured using Level 3 inputs:

(Millions of dollars)	Real Estate	Insurance Contracts	Total Assets
Balance at September 30, 2012	$3	$80	$83
Actual return on plan assets:
Relating to assets held at September 30, 2012	—	(1)	(1)
Purchases, sales and settlements, net	(2)	6	4
Transfers (out) in from other categories	—	(5)	(5)
Exchange rate changes	—	1	1

Notes to Consolidated Financial Statements — (Continued)

Becton, Dickinson and Company

(Millions of dollars)	Real Estate	Insurance Contracts	Total Assets
Balance at September 30, 2013	$1	$81	$83
Actual return on plan assets:
Relating to assets held at September 30, 2013	—	1	1
Purchases, sales and settlements, net	—	3	3
Transfers (out) in from other categories	(1)	(2)	(3)
Exchange rate changes	—	(6)	(6)

Balance at September 30, 2014	$—	$78	$78

Postemployment Benefits

The Company utilizes a service-based approach in accounting for most of its postemployment benefits. Under this approach, the costs of benefits are recognized over the eligible employees’ service period. The Company has elected to delay recognition of actuarial gains and losses that result from changes in assumptions.

Postemployment benefit costs for the years ended September 30 included the following components:

(Millions of dollars)	2014	2013	2012
Service cost	$20	$22	$16
Interest cost	7	6	6
Amortization of prior service credit	(2)	(2)	(2)
Amortization of loss	21	21	16

Net postemployment benefit cost	$47	$47	$36

The changes in benefit obligation for these postemployment benefits were as follows:

	Postemployment benefits
(Millions of dollars)	2014	2013
Change in benefit obligation:
Beginning obligation	$186	$163
Service cost	20	22
Interest cost	7	6
Benefits paid	(30)	(29)
Actuarial loss	1	25

Benefit obligation at September 30	$184	$186

The postemployment benefit plan obligations as of September 30, 2014 and 2013 were unfunded. The amounts recognized in Accumulated other comprehensive (loss) income before income taxes for the net actuarial loss were $145 million and $163 million at September 30, 2014 and 2013, respectively. The estimated net actuarial loss that will be amortized from the Accumulated other comprehensive (loss) income into postemployment benefit cost over the next fiscal year is $(17) million.

During the fourth quarter of fiscal year 2014, the Company initiated workforce reduction actions that affected a significant number of employees. Because such unusually broad and significant actions were not contemplated when the postemployment benefit plan obligation was measured on September 30, 2013, a $36 million charge associated with these actions was immediately recognized when the cost of the actions was determined probable and reasonably estimable in the fourth quarter of fiscal year 2014. All costs associated with these actions are expected be incurred by the end of the second quarter of fiscal year 2015.

Notes to Consolidated Financial Statements — (Continued)

Becton, Dickinson and Company

Savings Incentive Plan

The Company has a voluntary defined contribution plan (“Savings Incentive Plan”) covering eligible employees in the United States. The Company matches contributions for eligible employees to 75% of employees’ contributions, up to a maximum of 4.5% of each employee’s eligible compensation. The cost of the Savings Incentive Plan was $39 million in 2014, $36 million in 2013 and $36 million in 2012. The Company guarantees employees’ contributions to the fixed income fund of the Savings Incentive Plan, which typically consists of high quality bonds, including U.S. government securities, corporate bonds, mortgage-backed and asset-backed securities and cash equivalents. The amount guaranteed was $236 million at September 30, 2014.

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

The fair value of consideration transferred was $23 million, which included $14 million in cash, net of cash acquired, as well as $9 million in contingent consideration to be paid based upon the achievement of certain revenue milestones. The fair value of the contingent consideration was estimated using a probability-weighted discounted cash flow model that was based upon the probabilities assigned to the contingent events.

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

(Millions of dollars)
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

Notes to Consolidated Financial Statements — (Continued)

Becton, Dickinson and Company

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

(Millions of dollars)
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

The $34 million of goodwill was allocated to the Medical segment. The goodwill recognized as a result of this acquisition included, among other things, the synergies expected from complementing the Company’s existing healthcare safety offerings with passive anti-needlestick technologies. Additionally, synergies are expected to result from expanding the market for the passive anti-needlestick offerings through the Company’s broader global sales organization and customer relationships. This goodwill was deductible for tax purposes. The Company recognized $2 million of acquisition-related costs that were expensed in fiscal year 2013 and reported in the Consolidated Statements of Income as Selling and administrative expense.

Notes to Consolidated Financial Statements — (Continued)

Becton, Dickinson and Company

Sirigen

On August 24, 2012, the Company acquired a 100% interest in Sirigen Group Limited (“Sirigen”), a developer of unique polymer dyes that are used in flow cytometry. The fair value of consideration transferred was $64 million which consisted of $53 million in cash, net of $1 million in cash acquired, as well as $12 million in contingent consideration to be paid based upon the achievement of certain development milestones. The fair value of the contingent consideration was estimated using a probability-weighted discounted cash flow model that was based upon the probabilities assigned to the contingent events. The intent of this acquisition was to complement the Company’s existing instrument platforms and reagent portfolio and allow the Company to differentiate its life science research reagent portfolio and add value for customers.

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

(Millions of dollars)
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

The acquired in-process research and development asset of $12 million represented development projects of additional polymer dyes. The probability of success associated with the projects, based upon the applicable technological and commercial risk, was assumed to be 80% or more, depending upon the project. The projects’ fair value was determined based on the present value of projected cash flows utilizing an income approach and a risk-adjusted discount rate of 24% to 26%, depending upon the project. As of the fourth quarter of fiscal year 2014, these development projects have been completed. Accordingly, the assets associated with these projects were reclassified from Other Intangibles, Net to Core and Developed Technology, Net and are being amortized over the period during which the technology is expected to generate substantial cash flows.

Notes to Consolidated Financial Statements — (Continued)

Becton, Dickinson and Company

The $34 million of goodwill was allocated to the Biosciences segment. The goodwill recognized as a result of this acquisition included, among other things, the synergies expected from complementing the Company’s instrument and reagent portfolio with the capabilities of Sirigen’s advanced polymer technology. Additionally, synergies are expected to result from expanding the market for the polymer technology through the Company’s broader global sales organization and customer relationships. No portion of this goodwill will be deductible for tax purposes. The Company recognized $1 million of acquisition-related costs that were expensed in fiscal year 2012 and reported in the Consolidated Statements of Income as Selling and administrative expense.

KIESTRA

On February 9, 2012, the Company acquired a 100% interest in KIESTRA Lab Automation BV (“KIESTRA”), a Netherlands-based company that manufactures and sells innovative lab automation solutions for the microbiology lab. The fair value of consideration transferred was $58 million which consisted of $49 million in cash, net of $5 million in cash acquired, as well as $9 million in contingent consideration to be paid based upon the achievement of certain development milestones and performance targets. A purchase price adjustment of approximately $2 million was recorded in fiscal year 2013 to reflect the seller’s payment of a post-closing adjustment to net working capital. The fair value of the contingent consideration was estimated using a probability-weighted discounted cash flow model that was based upon the probabilities assigned to the contingent events. The intent of this acquisition was to complement the Company’s existing portfolio of microbiology platforms, reagents and supplies and allow the Company to offer innovative full lab automation solutions to hospitals and laboratories worldwide.

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

(Millions of dollars)
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

Notes to Consolidated Financial Statements — (Continued)

Becton, Dickinson and Company

The acquired in-process research and development asset of $7 million represented development projects of the existing lab automation technology for use in diagnostic applications. The probability of success associated with the projects, based upon the applicable technological and commercial risk, was assumed to be 100%. The projects’ fair value was determined based on the present value of projected cash flows utilizing an income approach and a risk-adjusted discount rate of 15.5%. These projects were substantially completed in the third quarter of fiscal year 2014. Accordingly, the related assets were reclassified to Core and Developed Technology, Net and will be amortized over a useful life of 10 years, the period over which the technology is expected to generate substantial cash flows.

The $35 million of goodwill was allocated to the Diagnostics segment. The goodwill recognized as a result of this acquisition included, among other things, the value of integrating the Company’s broad clinical microbiology portfolio through automation for maximum workflow efficiency. Synergies are expected to result from the alignment of KIESTRA’s automated instrumentation technologies with the Company’s existing portfolio of microbiology platforms, reagents and supplies. Additionally, synergies are expected to result from expanding the market for full lab automation solutions into new geographic regions through the Company’s broader global sales organization and customer relationships. No portion of this goodwill will be deductible for tax purposes. The Company recognized $2 million of acquisition-related costs that were expensed in fiscal year 2012 and reported in the Consolidated Statements of Income as Selling and administrative expense.

Note 10 — Divestiture

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

The Company agreed to perform some contract manufacturing and other transition services for a defined period after the sale; however, the Company did not have the ability to exert significant influence over the Discovery Labware disposal group after the sale, and cash flows associated with these activities have not been material. The net cash flows from these activities are reported in the Consolidated Statements of Income as Other income (expense), net.

The results of operations associated with the Discovery Labware disposal group are reported as discontinued operations for all periods presented in the accompanying Consolidated Statements of Income and Cash Flows and related disclosures.

Results of discontinued operations were as follows:

(Millions of dollars)	2014	2013	2012
Revenues	$—	$20	$238

Income from discontinued operations before income taxes	—	586	92
Less income tax provision	—	222	31

Income from discontinued operations, net	$—	$364	$60

Notes to Consolidated Financial Statements — (Continued)

Becton, Dickinson and Company

Note 11 — Intangible Assets

Intangible assets at September 30 consisted of:

	2014		2013
(Millions of dollars)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets
Core and developed technology	$893	$379	$942	$401
Product rights	148	31	167	24
Patents, trademarks, and other	268	184	349	254

Amortized intangible assets	$1,308	$594	$1,457	$679

Unamortized intangible assets
Acquired in-process research and development	$44		$54
Trademarks	2		2

Unamortized intangible assets	$46		$56

The decrease in acquired in-process research and development projects largely represents the completion of projects relating to the KIESTRA and Sirigen acquisitions. Additional details regarding these acquisitions and project completions are provided in Note 9. Intangible amortization expense was $84 million, $83 million and $71 million in 2014, 2013 and 2012, respectively. The estimated aggregate amortization expense for the fiscal years ending September 30, 2015 to 2019 are as follows: 2015 — $83 million; 2016 — $82 million; 2017 — $81 million; 2018 — $74 million; 2019 — $69 million.

The following is a reconciliation of goodwill by business segment:

(Millions of dollars)	Medical	Diagnostics	Biosciences	Total
Goodwill as of September 30, 2013	$511	$378	$220	$1,109
Acquisitions (A)	—	13	—	13
Currency translation/other (B)	(29)	(3)	—	(32)

Goodwill as of September 30, 2014	$482	$388	$220	$1,090

(A)	Represents goodwill recognized upon the Company’s acquisition of Alverix, Inc. in the second quarter of fiscal year 2014.

(B)	Includes amounts resulting from foreign currency translation as well as acquisition accounting adjustments.

Note 12 — Derivative Instruments and Hedging Activities

The Company uses derivative instruments to mitigate certain exposures. The effects these derivative instruments and hedged items have on financial position, financial performance, and cash flows are provided below.

Foreign Currency Risks and Related Strategies

The Company has foreign currency exposures throughout Europe, Asia Pacific, Canada, Japan and Latin America. Transactional currency exposures that arise from entering into transactions, generally on an intercompany basis, in non-hyperinflationary countries that are denominated in currencies other than the functional currency are mitigated primarily through the use of forward contracts and currency options. Hedges of the transactional foreign exchange exposures resulting primarily from intercompany payables and receivables are

Notes to Consolidated Financial Statements — (Continued)

Becton, Dickinson and Company

undesignated hedges. As such, the gains or losses on these instruments are recognized immediately in income. The offset of these gains or losses against the gains and losses on the underlying hedged items, as well as the hedging costs associated with the derivative instruments, is recognized in Other income (expense), net.

The total notional amounts of the Company’s outstanding foreign exchange contracts as of September 30, 2014 and 2013 were $1.8 billion and $2.2 billion, respectively.

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

Changes in the fair value of the interest rate swaps designated as cash flow hedges (i.e., hedging the exposure to variability in expected future cash flows that is attributable to a particular risk) are offset by amounts recorded in Other comprehensive income (loss). If interest rate derivatives designated as cash flow hedges are terminated, the balance in Accumulated other comprehensive income (loss) attributable to those derivatives is reclassified into earnings over the remaining life of the hedged debt. Losses on interest rate swaps designated as cash flow hedges recognized in the consolidated statements of income for the years ended September 30, 2014, 2013 and 2012 were immaterial. The net realized loss related to terminated interest rate swaps expected to be reclassified and recorded in Interest expense within the next 12 months is $6 million, net of tax. The Company had no outstanding interest rate swaps designated as cash flow hedges as of September 30, 2014 or as of September 30, 2013.

The total notional amount of the Company’s outstanding interest rate swaps designated as fair value hedges was $375 million at September 30, 2014. The outstanding swaps represent fixed-to-floating interest rate swap agreements the Company entered into, in March and September 2014, to convert the interest payments on $375 million of the Company’s 3.125% notes, due November 8, 2021, from the fixed rate to a floating interest rate based on LIBOR. Changes in the fair value of the interest rate swaps offset changes in the fair value of the fixed rate debt. The gain recorded on these fair value hedges and the offsetting loss recorded on the underlying debt instrument was $3 million at September 30, 2014.

Other Risk Exposures

The Company purchases resins, which are oil-based components used in the manufacture of certain products. Significant increases in world oil prices that lead to increases in resin purchase costs could impact future operating results. From time to time, the Company has managed price risks associated with these commodity purchases. The Company had no outstanding commodity derivative contracts designated as cash flow hedges as of September 30, 2014 and 2013.

Effects on Consolidated Balance Sheets

The location and amounts of derivative instrument fair values in the consolidated balance sheet are segregated below between designated, qualifying hedging instruments and ones that are not designated for hedge accounting.

Notes to Consolidated Financial Statements — (Continued)

Becton, Dickinson and Company

(Millions of dollars)	September 30, 2014	September 30, 2013
Asset derivatives-designated for hedge accounting
Interest rate swaps	$3	$—

Asset derivatives-undesignated for hedge accounting
Forward exchange contracts	$20	$13

Total asset derivatives(A)	$23	$13

Liability derivatives-undesignated for hedge accounting
Forward exchange contracts	$14	$7

Total liability derivatives(B)	$14	$7

(A)	All asset derivatives are included in Prepaid expenses, deferred taxes and other.

(B)	All liability derivatives are included in Accrued expenses.

Effects on Consolidated Statements of Income

Cash flow hedges

The Company’s designated derivative instruments are highly effective. As such, there were no gains or losses, related to hedge ineffectiveness or amounts excluded from hedge effectiveness testing, recognized immediately in income relative to derivative contracts outstanding in the periods presented.

Undesignated hedges

The location and amount of gains and losses recognized in income on derivatives not designated for hedge accounting for the years ended September 30 were as follows:

Derivatives Not Designated as For Hedge Accounting	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivative (Millions of dollars)
		2014	2013	2012
Forward exchange contracts(A)	Other income (expense), net	$(3)	$(1)	$(7)

(A)	The gains and losses on forward contracts and currency options utilized to hedge the intercompany transactional foreign exchange exposures are largely offset by gains and losses on the underlying hedged items in Other income (expense), net.

Notes to Consolidated Financial Statements — (Continued)

Becton, Dickinson and Company

Note 13 — Financial Instruments and Fair Value Measurements

Recurring Fair Value Measurements

The fair values of financial instruments, including those not recognized on the statement of financial position at fair value, carried at September 30, 2014 and 2013 are classified in accordance with the fair value hierarchy in the following tables:

		Basis of Fair Value Measurement
(Millions of dollars)	September 30, 2014 Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Institutional money market investments	$1,040	$1,040	$—	$—
Interest rate swaps	3	—	3	—
Forward exchange contracts	20	—	20	—

Total Assets	$1,063	$1,040	$23	$—

Liabilities
Forward exchange contracts	$14	$—	$14	$—
Contingent consideration liabilities	14	—	—	14

Total Liabilities	$29	$—	$14	$14

		Basis of Fair Value Measurement
(Millions of dollars)	September 30, 2013 Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Institutional money market investments	$881	$881	$—	$—
Forward exchange contracts	13	—	13	—

Total Assets	$895	$881	$13	$—

Liabilities
Forward exchange contracts	$7	$—	$7	$—
Contingent consideration liabilities	23	—	—	23

Total Liabilities	$30	$—	$7	$23

The Company’s institutional money market accounts permit daily redemption and the fair values of these investments are based upon the quoted prices in active markets provided by the holding financial institutions. The Company’s remaining cash equivalents were $821 million and $1.009 billion at September 30, 2014 and 2013, respectively. Short-term investments are held to their maturities and are carried at cost, which approximates fair value. The cash equivalents consist of liquid investments with a maturity of three months or less and the short-term investments consist of instruments with maturities greater than three months and less than one year.

Notes to Consolidated Financial Statements — (Continued)

Becton, Dickinson and Company

The Company measures the fair value of forward exchange contracts and interest rate swaps based upon the present value of expected future cash flows using market-based observable inputs including credit risk, interest rate yield curves, foreign currency spot prices and forward prices.

Long-term debt is recorded at amortized cost. The fair value of long-term debt is measured based upon quoted prices in active markets for similar instruments, which are considered Level 2 inputs in the fair value hierarchy. The fair value of long-term debt was $4.1 billion and $4.0 billion at September 30, 2014 and 2013, respectively.

The contingent consideration liabilities were recognized as part of the consideration transferred by the Company for certain acquisitions. Additional disclosures regarding these acquisitions and the resulting contingent consideration liabilities are included in Note 9. The fair values of the contingent consideration liabilities were estimated using probability-weighted discounted cash flow models that were based upon the probabilities assigned to the contingent events. The estimated fair values of the contingent consideration liabilities are remeasured at each reporting period based upon increases or decreases in the probability of the contingent payments. The decrease to the total contingent consideration liability in fiscal year 2014 represented payments relating to the KIESTRA and Sirigen acquisitions.

The Company’s policy is to recognize any transfers into fair value measurement hierarchy levels and transfers out of levels at the beginning of each reporting period. There were no transfers in and out of Level 1, Level 2 or Level 3 measurements for the years ending September 30, 2014 and 2013.

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

Accounts receivable balances include sales to government-owned or government-supported healthcare facilities in several countries, which are subject to payment delays. Payment may be dependent upon the financial stability and creditworthiness of those countries’ national economies. In recent years, due to economic conditions in parts of Western Europe, particularly in Italy and Spain, the average length of time it took the Company to collect its accounts receivable in certain regions within these countries had increased. Outstanding governmental receivable balances, net of reserves, in Italy at September 30, 2014 and 2013 were $51 million and $73 million, respectively. Outstanding governmental receivable balances, net of reserves, in Spain were $38 million and $61 million at September 30, 2014 and 2013, respectively. During the second quarter of fiscal year 2014, the Company received a $36 million payment from the Spanish government, and as a result, the Company reversed $6 million of bad debt expense that was previously recorded to reserve for uncollected outstanding government receivable balances in Spain.

The Company continually evaluates all governmental receivables for potential collection risks associated with the availability of government funding and reimbursement practices. The Company believes the current reserves related to all governmental receivables are adequate and that this concentration of credit risk will not have a material adverse impact on its financial position or liquidity.

Notes to Consolidated Financial Statements — (Continued)

Becton, Dickinson and Company

Note 14 — Debt

Short-term debt at September 30 consisted of:

(Millions of dollars)	2014	2013
Loans Payable
Domestic	$200	$200
Foreign	3	7

	$203	$207

Domestic loans payable consist of commercial paper. Foreign loans payable consist of short-term borrowings from financial institutions. The weighted average interest rates for short-term debt were 0.40% and 0.51% at September 30, 2014 and 2013, respectively. The Company has available a $1 billion syndicated credit facility. This credit facility, under which there were no borrowings outstanding at September 30, 2014, provides backup support for its commercial paper program and can also be used for other general corporate purposes. It includes a provision that enables the Company, subject to additional commitments made by the lenders, to access up to an additional $500 million in financing through the facility, for a maximum aggregate commitment of $1.5 billion. During the third quarter of fiscal year 2014, the Company extended the expiration date of this credit facility to May 2018 from the original expiration date of May 2017. The credit facility includes a single financial covenant that requires the Company to maintain an interest expense coverage ratio (ratio of earnings before income taxes, depreciation and amortization to interest expense) of not less than 5-to-1 for the most recent four consecutive fiscal quarters. The Company was in compliance with this covenant as of September 30, 2014. In addition, the Company has informal lines of credit outside of the United States.

Long-Term Debt at September 30 consisted of:

(Millions of dollars)	2014	2013
1.75% Notes due November 8, 2016	$499	$498
4.90% Notes due April 15, 2018	202	203
5.00% Notes due May 15, 2019	497	496
3.25% Notes due November 12, 2020	697	696
3.125% Notes due November 8, 2021	997	993
7.00% Debentures due August 1, 2027	168	168
6.70% Debentures due August 1, 2028	167	167
6.00% Notes due May 15, 2039	246	246
5.00% Notes due November 12, 2040	296	296

	$3,768	$3,763

The aggregate annual maturities of long-term debt during the fiscal years ending September 30, 2015 to 2019 are as follows: 2015 — $0; 2016 — $0; 2017 — $500 million; 2018 — $200 million; 2019 — $500 million.

The Company capitalizes interest costs as a component of the cost of construction in progress. A summary of interest costs and payments for the years ended September 30 is as follows:

(Millions of dollars)	2014	2013	2012
Charged to operations	$135	$138	$135
Capitalized	32	33	34

Total interest costs	$167	$171	$169

Interest paid, net of amounts capitalized	$135	$143	$119

Notes to Consolidated Financial Statements — (Continued)

Becton, Dickinson and Company

Note 15 — Income Taxes

The provision for income taxes from continuing operations for the years ended September 30 consisted of:

(Millions of dollars)	2014	2013	2012
Current:
Federal	$225	$177	$164
State and local, including Puerto Rico	(11)	(4)	10
Foreign	217	179	241

	$431	$352	$415

Deferred:
Domestic	$(59)	$(119)	$(29)
Foreign	(35)	3	(23)

	(94)	(116)	(52)

	$337	$236	$363

The components of Income From Continuing Operations Before Income Taxes for the years ended September 30 consisted of:

(Millions of dollars)	2014	2013	2012
Domestic, including Puerto Rico	$532	$288	$605
Foreign	990	877	868

	$1,522	$1,165	$1,472

Deferred tax assets and liabilities are netted on the balance sheet by separate tax jurisdictions. At September 30, 2014 and 2013, net current deferred tax assets of $355 million and $343 million, respectively, were included in Prepaid expenses, deferred taxes and other. Net non-current deferred tax assets of $100 million and $73 million, respectively, were included in Other Assets. Net current deferred tax liabilities of $10 million and $8 million, respectively, were included in Current Liabilities — Income taxes. Net non-current deferred tax liabilities of $130 million and $203 million, respectively, were included in Deferred Income Taxes and Other. Deferred taxes are not provided on undistributed earnings of foreign subsidiaries that are indefinitely reinvested. At September 30, 2014, the cumulative amount of such undistributed earnings indefinitely reinvested outside the United States was $4.9 billion. Determining the tax liability that would arise if these earnings were remitted is not practicable. Deferred taxes are provided for earnings outside the United States when those earnings are not considered indefinitely reinvested.

The table below summarizes the gross amounts of unrecognized tax benefits without regard to reduction in tax liabilities or additions to deferred tax assets and liabilities if such unrecognized tax benefits were settled. The Company expects no significant increases or decreases in the amount of the unrecognized tax benefits to occur within the next twelve months.

(Millions of dollars)	2014	2013	2012
Balance at October 1	$146	$134	$117
Increase due to current year tax positions	51	80	37
Increase due to prior year tax positions	9	25	2
Decreases due to prior year tax positions	—	—	(3)
Decrease due to settlements and lapse of statute of limitations	(9)	(93)	(19)

Balance at September 30	$197	$146	$134

Notes to Consolidated Financial Statements — (Continued)

Becton, Dickinson and Company

The total amount of unrecognized tax benefits, if recognized, would favorably impact the effective tax rate. Accrued interest and penalties of $10 million, $8 million and $10 million at September 30, 2014, 2013 and 2012, respectively, are not included in the table above. During the fiscal years ended September 30, 2014, 2013 and 2012, the Company reported interest and penalties associated with unrecognized tax benefits of $2 million, $2 million and $1 million on the Consolidated Statements of Income as a component of Income tax provision.

The Company conducts business and files tax returns in numerous countries and currently has tax audits in progress in a number of tax jurisdictions. The IRS has completed its audit for the tax years through 2011. For the Company’s other major tax jurisdictions where it conducts business, the Company’s tax years are generally open after 2008.

Deferred income taxes at September 30 consisted of:

	2014		2013
(Millions of dollars)	Assets	Liabilities	Assets	Liabilities
Compensation and benefits	$542	—	$478	$—
Property and equipment	—	432	—	468
Loss and credit carryforwards	274	—	278	—
Other	399	222	399	229

	1,216	654	1,155	697
Valuation allowance	(247)	—	(254)	—

	$969	654	$901	$697

Generally, deferred tax assets have been established as a result of net operating losses and credit carryforwards with expiration dates from 2015 to an unlimited expiration date. Valuation allowances have been established as a result of an evaluation of the uncertainty associated with the realization of certain deferred tax assets on these losses and credit carryforwards. The valuation allowance for 2014 is primarily the result of foreign losses due to the Company’s global re-organization of its foreign entities and these generally have no expiration date. Valuation allowances are also maintained with respect to deferred tax assets for certain federal and state carryforwards that may not be realized and that principally expire between 2015 and 2019.

A reconciliation of the federal statutory tax rate to the Company’s effective tax rate was as follows:

	2014	2013	2012
Federal statutory tax rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal tax benefit	(0.5)	(1.2)	0.2
Effect of foreign and Puerto Rico earnings and foreign tax credits	(11.2)	(9.7)	(8.2)
Effect of Research Credits and Domestic Production Activities,	(1.1)	(3.8)	(1.7)
Other, net	(0.1)	(0.1)	(0.7)

	22.1%	20.2%	24.6%

The approximate amounts of tax reductions related to tax holidays in various countries in which the Company does business were $108 million, $95 million and $83 million, in 2014, 2013 and 2012, respectively. The tax holidays expire at various dates through 2026.

The Company made income tax payments, net of refunds, of $330 million in 2014, $454 million in 2013 and $218 million in 2012.

Notes to Consolidated Financial Statements — (Continued)

Becton, Dickinson and Company

Note 16 — Supplemental Financial Information

Other Income (Expense), Net

Other income (expense), net in 2014 was $5 million, which primarily included equity investment net income and proceeds from the sales of investments of $13 million and income from license and other agreements of $3 million. Other income (expense), net in 2014 also included income of $3 million from contract manufacturing and other transition services relating to the Company’s sale of Discovery Labware in the first quarter of fiscal year 2013. Additional disclosures regarding this divestiture are included in Note 10. These amounts were partially offset by foreign exchange losses (inclusive of hedging costs) of $(13) million.

Other income (expense), net in 2013 was $9 million, which primarily included income of $11 million from contract manufacturing and other transition services relating to the sale of Discovery Labware, equity investment net income and proceeds from investments of $5 million and income from license and other agreements of $3 million. These amounts were partially offset by foreign exchange losses (inclusive of hedging costs) of $(10) million.

Other income (expense), net in 2012 was $(1) million, which primarily included equity investment net income and proceeds from investments of $12 million as well as income from license and other agreements of $5 million. These amounts were partially offset by foreign exchange losses (inclusive of hedging costs) of $(19) million.

Trade Receivables, Net

Allowances for doubtful accounts and cash discounts netted against trade receivables were $42 million and $50 million at September 30, 2014 and 2013, respectively. The amounts recognized in 2014, 2013 and 2012 relating to these valuation accounts are provided in the following table:

(Millions of dollars)	Allowance for Doubtful Accounts		Allowance for Cash Discounts	Total
Balance at September 30, 2011	$36		$8	$43
Additions charged to costs and expenses	6		39	45
Deductions and other	(6	)(A)	(37)	(44)

Balance at September 30, 2012	$36		$9	$45
Additions charged to costs and expenses	9		40	49
Deductions and other	(3	)(A)	(41)	(44)

Balance at September 30, 2013	$41		$9	$50
Additions charged to costs and expenses	6		41	46
Deductions and other	(16	)(A)	(38)	(54)

Balance at September 30, 2014	$30		$12	$42

(A)	Accounts written off.

Inventories

Inventories at September 30 consisted of:

(Millions of dollars)	2014	2013
Materials	$248	$226
Work in process	260	258
Finished products	987	918

	$1,495	$1,402

Notes to Consolidated Financial Statements — (Continued)

Becton, Dickinson and Company

Property, Plant and Equipment, Net

Property, Plant and Equipment, Net at September 30 consisted of:

(Millions of dollars)	2014	2013
Land	$93	$97
Buildings	2,313	2,286
Machinery, equipment and fixtures	5,271	4,970
Leasehold improvements	88	85

	7,765	7,437
Less accumulated depreciation and amortization	4,160	3,961

	$3,605	$3,476

Note 17 — Subsequent Events

Definitive Agreement to Acquire CareFusion Corporation

On October 5, 2014, BD announced a definitive agreement under which BD will acquire CareFusion Corporation (“CareFusion”) for $58 per share in cash and stock, or a total of approximately $12.2 billion, to create a global leader in medication management and patient safety solutions.

Pursuant to the agreement, BD will acquire 100 percent of CareFusion in exchange for the following consideration:

•

$10.1 billion in cash consideration; although we have secured access to $9.1 billion of fully committed bridge financing, the Company currently intends to pay this cash consideration with available cash on hand and permanent financing; and

•

$2.1 billion of BD common stock to be issued to CareFusion stockholders and share award holders and BD stock options to be issued to holders of CareFusion options, based on BD’s closing price as of October 3, 2014.

The transaction is expected to close in the first half of calendar year 2015.

Under the terms of the transaction, CareFusion stockholders will receive $49.00 in cash, without interest, and 0.0777 of a share of BD for each share of CareFusion. Using BD’s closing price as of October 3, 2014 of $115.84 would result in a total cost of $58.00 per CareFusion share. The value of the consideration transferred for accounting purposes will ultimately be based on the closing share price of BD’s stock on the last trading day prior to the closing date of the transaction, and could materially change.

During the first quarter of fiscal year 2015, the Company entered into interest rate swaps with a total notional amount of $2.3 billion to partially hedge interest rate risk associated with the anticipated issuance of senior unsecured notes. These swaps were designated as hedges of the variability in interest payments attributable to changes in the benchmark interest rate during the period preceding the Company’s issuance of the senior unsecured notes later in fiscal year 2015.

Acquisition of GenCell Biosystems

On October 3, 2014, the Company acquired GenCell Biosystems, a privately-held Irish biotech company that has developed proprietary technologies that address key biological analysis protocols including library preparation of Next Generation Sequencing (“NGS”) and genotyping applications. The acquisition is intended to provide the Company access to the NGS market with a differentiated platform that will provide a base to further grow the Company’s genomics offerings.

Becton, Dickinson and Company

SUPPLEMENTARY DATA (UNAUDITED)

Millions of dollars, except per share amounts	2014
	1st	2nd	3rd	4th	Year
Revenues	$2,015	$2,072	$2,157	$2,202	$8,446
Gross Profit	1,035	1,053	1,111	1,103	4,301
Income from Continuing Operations	271	287	326	301	1,185
Net Income	271	287	326	301	1,185
Earnings per Share:
Income from Continuing Operations	1.40	1.48	1.69	1.56	6.13
Income from Discontinued Operations	—	—	—	—	—
Basic Earnings per Share	1.40	1.48	1.69	1.56	6.13
Income from Continuing Operations	1.37	1.45	1.65	1.53	5.99
Income from Discontinued Operations	—	—	—	—	—
Diluted Earnings per Share	1.37	1.45	1.65	1.53	5.99

	2013
	1st	2nd	3rd	4th	Year
Revenues	$1,900	$2,000	$2,053	$2,101	$8,054
Gross Profit	1,006	1,018	1,060	1,086	4,171
Income from Continuing Operations	270	276	292	91	929
Net Income	625	276	302	91	1,293
Earnings per Share:
Income from Continuing Operations	1.38	1.42	1.50	0.47	4.76
Income from Discontinued Operations	1.81	—	0.05	—	1.86
Basic Earnings per Share	3.18	1.42	1.55	0.46	6.63
Income from Continuing Operations	1.35	1.39	1.47	0.46	4.67
Income from Discontinued Operations	1.78	—	0.05	—	1.83
Diluted Earnings per Share	3.13	1.39	1.52	0.46	6.49

Certain quarterly amounts may not add to the year-to-date totals due to rounding. Earnings per share amounts are calculated from the underlying whole-dollar amounts.

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.    Controls and Procedures.

An evaluation was conducted by BD’s management, with the participation of BD’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of BD’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of September 30, 2014. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were, as of the end of the period covered by this report, effective and designed to ensure that material information relating to BD and its consolidated subsidiaries would be made known to them by others within these entities. There were no changes in BD’s internal control over financial reporting during the fiscal quarter ended September 30, 2014 identified in connection with the above-referenced evaluations that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting and the Report of Independent Registered Public Accounting Firm are contained in Item 8, Financial Statements and Supplementary Data, and are incorporated herein by reference.

Item 9B.    Other Information.

None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

The information relating to directors and the Audit Committee of the BD Board of Directors required by this item will be contained under the captions “Proposal 1. Election of Directors” and “Board of Directors — Committee Membership and Function — Audit Committee” in a definitive proxy statement involving the election of directors, which the registrant will file with the SEC not later than 120 days after September 30, 2014 (the “2015 Proxy Statement”), and such information is incorporated herein by reference.

The information relating to executive officers required by this item is included herein in Part I under the caption “Executive Officers of the Registrant.”

Certain other information required by this item will be contained under the captions “Ownership of BD Common Stock — Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance — Code of Conduct” in BD’s 2015 Proxy Statement, and such information is incorporated herein by reference.

Item 11.    Executive Compensation.

The information required by this item will be contained under the captions “Board of Directors — Non-Management Directors’ Compensation,” “Compensation Discussion and Analysis,” “Report of the Compensation and Benefits Committee,” and “Compensation of Named Executive Officers” in BD’s 2015 Proxy Statement, and such information is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item will be contained under the caption “Ownership of BD Common Stock” in BD’s 2015 Proxy Statement, and such information is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

The information required by this item will be contained under the caption “Corporate Governance — Director Independence; Policy Regarding Related Person Transactions” in BD’s 2015 Proxy Statement, and such information is incorporated herein by reference.

Item 14.    Principal Accounting Fees and Services.

The information required by this item will be contained under the caption “Proposal 2. Ratification of Selection of Independent Registered Public Accounting Firm” in BD’s 2015 Proxy Statement, and such information is incorporated herein by reference.

PART IV

Item 15.    Exhibits, Financial Statement Schedules.

(a)(1)	Financial Statements

The following consolidated financial statements of BD are included in Item 8 of this report:

•	Reports of Independent Registered Public Accounting Firm

•	Consolidated Statements of Income — Years ended September 30, 2014, 2013 and 2012

•	Consolidated Statements of Comprehensive Income — Years ended September 30, 2014, 2013 and 2012

•	Consolidated Balance Sheets — September 30, 2014 and 2013

•	Consolidated Statements of Cash Flows — Years ended September 30, 2014, 2013 and 2012

•	Notes to Consolidated Financial Statements

(2)	Financial Statement Schedules

See Note 16 to the Consolidated Financial Statements included in Item 8, Financial Statements and Supplementary Data.

(3)	Exhibits

See the Exhibit Index beginning on page 91 hereof for a list of all management contracts, compensatory plans and arrangements required by this item (Exhibit Nos. 10(a)(i) through 10(k), and all other Exhibits filed or incorporated by reference as a part of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BECTON, DICKINSON AND COMPANY

By:	/s/ GARY DEFAZIO
Gary DeFazio Vice President and Corporate Secretary

Dated: November 26, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on the 26th day of November, 2014 by the following persons on behalf of the registrant and in the capacities indicated.

Name	Capacity

/S/ VINCENT A. FORLENZA Vincent A. Forlenza	Chairman, Chief Executive Officer and President (Principal Executive Officer)

/S/ CHRISTOPHER R. REIDY Christopher R. Reidy	Chief Financial Officer and Executive Vice President of Administration (Principal Financial Officer)

/S/ JOSEPH MERCURIO Joseph Mercurio	Vice President and Corporate Controller (Principal Accounting Officer)

Basil L. Anderson*	Director

Henry P. Becton, Jr.*	Director

Catherine M. Burzik*	Director

Edward F. DeGraan*	Director

Claire M. Fraser*	Director

Christopher Jones*	Director

Marshall O. Larsen*	Director

Name	Capacity

Gary A. Mecklenburg*	Director

James F. Orr*	Director

Willard J. Overlock, Jr.*	Director

Claire Pomeroy*	Director

Rebecca W. Rimel*	Director

Bertram L. Scott*	Director

Alfred Sommer*	Director

*By:	/s/ GARY DEFAZIO
Gary DeFazio Attorney-in-fact

EXHIBIT INDEX

Exhibit Number	Description	Method of Filing
2.1	Agreement and Plan of Merger, dated as of October 5, 2014, among CareFusion Corporation, Becton, Dickinson and Company and Griffin Sub, Inc.	Incorporated by reference to Exhibit 2.1 to the registrant’s Current Report on Form 8-K dated October 6, 2014
3(a)(i)	Restated Certificate of Incorporation, dated as of January 29, 2013	Incorporated by reference to Exhibit 3(a) to the registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2013
3(b)	By-Laws, as amended and restated as of July 23, 2013	Incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K dated July 25, 2013
4(d)	Indenture, dated as of March 1, 1997, between the registrant and The Bank of New York Mellon Trust Company, N.A. (as successor to JPMorgan Chase Bank)	Incorporated by reference to Exhibit 4(a) to Form 8-K filed by the registrant on July 31, 1997
The registrant hereby agrees to furnish to the Commission upon request a copy of any other instruments which define the rights of holders of long-term debt of the registrant.
10(a)(i)	Form of Employment Agreement with executive officers relating to employment following a change of control of the registrant (with tax reimbursement provisions)	Incorporated by reference to Exhibit 10(a) to the registrant’s Quarterly Report on Form 10-Q for the period ended December 31, 2008
10(a)(ii)	Form of Employment Agreement with executive officers relating to employment following a change of control of the registrant (without tax reimbursement provisions)	Incorporated by reference to Exhibit 10(a)(ii) to the registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2013
10(b)	Stock Award Plan, as amended and restated as of January 31, 2006	Incorporated by reference to Exhibit 10(a) to the registrant’s Quarterly Report on Form 10-Q for the period ended December 31, 2005
10(c)	Performance Incentive Plan, as amended and restated September 23, 2008	Incorporated by reference to Exhibit 10(c) to the registrant’s Current Report on Form 8-K dated September 26, 2008
10(d)(i)	Deferred Compensation and Retirement Benefit Restoration Plan, as amended and restated as of July 23, 2013	Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K dated July 25, 2013
10(d)(ii)	1996 Directors’ Deferral Plan, as amended and restated as of October 1, 2009	Incorporated by reference to Exhibit 10(d)(ii) to the registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2009
10(e)	Amended and Restated Aircraft Time Sharing Agreement between Becton, Dickinson and Company and Vincent A. Forlenza dated as of March 21, 2012	Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K dated March 27, 2012
10(f)	Amended and Restated Five-Year Credit Agreement, dated as of May 18, 2012 and expiring May 18, 2018 among the registrant and the banks named therein	Incorporated by reference to Exhibit 10 to the registrant’s Current Report on Form 8-K dated May 24, 2012
10(f)(i)	2004 Employee and Director Equity-Based Compensation Plan, as amended and restated as of January 29, 2013	Incorporated by reference to Exhibit 10 to the registrant’s Current Report on Form 8-K dated January 30, 2013

Exhibit Number	Description	Method of Filing
10(g)(ii)	Terms of Awards under 2004 Employee and Director Equity-Based Compensation Plan	Incorporated by reference to Exhibit 10(m)(ii) to the registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2012
10(h)	Retiree medical agreement between Becton, Dickinson and Company and Jeffrey S. Sherman	Incorporated by reference to Exhibit 10(n) to the registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2012
10(i)	Memorandum regarding Gary M. Cohen’s service to MDG Health Alliance	Incorporated by reference to Exhibit 10 to the registrant’s Quarterly Report on Form 10-Q for the period ended December 31, 2012
10(j)	Agreement between Becton, Dickinson and Company and Suketu Upadhyay, effective November 25, 2013	Incorporated by reference to Exhibit 10(o) to the registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2013
10(k)	364-Day Bridge Term Loan Agreement dated November 14, 2014	Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed November 14, 2014
21	Subsidiaries of the registrant	Filed with this report
23	Consent of independent registered public accounting firm	Filed with this report
24	Power of Attorney	Filed with this report
31	Certifications of Chief Executive Officer and Chief Financial Officer, pursuant to SEC Rule 13(a)-14(a)	Filed with this report
32	Certifications of Chief Executive Officer and Chief Financial Officer, pursuant to Section 1350 of Chapter 63 of Title 18 of the U.S. Code	Filed with this report
101	The following materials from this report, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.	Filed with this report

Copies of any Exhibits not accompanying this Form 10-K are available at a charge of 10 cents per page by contacting: Investor Relations, Becton, Dickinson and Company, 1 Becton Drive, Franklin Lakes, New Jersey 07417-1880, Phone: 1-800-284-6845.