Form 10-Q
period 2014-12-31
BECTON DICKINSON & CO
filed 2015-02-06
CIK 10795

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2014

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Shares Outstanding as of December 31, 2014
Common stock, par value $1.00	192,938,801

BECTON, DICKINSON AND COMPANY

FORM 10-Q

For the quarterly period ended December 31, 2014

ITEM 1. FINANCIAL STATEMENTS

BECTON, DICKINSON AND COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

Millions of dollars

	December 31, 2014	September 30, 2014
	(Unaudited)
Assets
Current Assets:
Cash and equivalents	$8,540	$1,861
Short-term investments	244	884
Trade receivables, net	1,031	1,187
Inventories:
Materials	227	248
Work in process	272	260
Finished products	1,013	987

	1,512	1,495
Prepaid expenses, deferred taxes and other	784	704

Total Current Assets	12,111	6,131

Property, Plant and Equipment	7,758	7,765
Less allowances for depreciation and amortization	4,193	4,160

Property, Plant and Equipment, Net	3,565	3,605
Goodwill	1,140	1,090
Core and Developed Technology, Net	496	513
Other Intangibles, Net	324	247
Capitalized Software, Net	361	365
Other Assets	506	497

Total Assets	$18,503	$12,447

Liabilities and Shareholders’ Equity
Current Liabilities:
Short-term debt	$202	$203
Payables and accrued expenses	1,878	2,031

Total Current Liabilities	2,081	2,235

Long-Term Debt	9,940	3,768
Long-Term Employee Benefit Obligations	983	1,009
Deferred Income Taxes and Other	432	383

Commitments and Contingencies	—	—

Shareholders’ Equity
Common stock	333	333
Capital in excess of par value	2,254	2,198
Retained earnings	12,224	12,105
Deferred compensation	20	19
Common stock in treasury - at cost	(8,623)	(8,601)
Accumulated other comprehensive (loss) income	(1,139)	(1,001)

Total Shareholders’ Equity	5,068	5,053

Total Liabilities and Shareholders’ Equity	$18,503	$12,447

Amounts may not add due to rounding.

See notes to condensed consolidated financial statements

BECTON, DICKINSON AND COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

Millions of dollars, except per share data

(Unaudited)

	Three Months Ended December 31,
	2014	2013
Revenues	$2,051	$2,015

Cost of products sold	1,006	980
Selling and administrative expense	544	531
Research and development expense	129	126
Acquisition-related costs	23	—

Total Operating Costs and Expenses	1,702	1,637

Operating Income	349	378

Interest expense	(76)	(34)
Interest income	10	14
Other income, net	2	1

Income Before Income Taxes	285	359

Income tax provision	50	88

Net Income	236	271

Basic Earnings per Share	$1.22	$1.40

Diluted Earnings per Share	$1.20	$1.37

Dividends per Common Share	$0.600	$0.545

Amounts may not add due to rounding.

See notes to condensed consolidated financial statements

BECTON, DICKINSON AND COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Millions of dollars

(Unaudited)

	Three Months Ended December 31,
	2014	2013
Net Income	$236	$271

Other Comprehensive Income (Loss), Net of Tax
Foreign currency translation adjustments	(141)	6
Defined benefit pension and postretirement plans	11	9
Net unrealized (losses) gains on cash flow hedges, net of reclassifications	(7)	1

Other Comprehensive (Loss) Income, Net of Tax	(137)	15

Comprehensive Income	$98	$287

Amounts may not add due to rounding.

See notes to condensed consolidated financial statements

BECTON, DICKINSON AND COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Millions of dollars

(Unaudited)

	Three Months Ended December 31,
	2014	2013
Operating Activities
Net income	$236	$271
Adjustments to net income to derive net cash provided by operating activities, net of amounts acquired:
Depreciation and amortization	139	142
Share-based compensation	48	42
Deferred income taxes	(2)	(13)
Change in operating assets and liabilities	(109)	(75)
Pension obligation	(20)	(29)
Other, net	(6)	17

Net Cash Provided by Operating Activities	286	355

Investing Activities
Capital expenditures	(105)	(99)
Capitalized software	(9)	(19)
Proceeds from (purchases of) investments, net	618	(125)
Acquisitions of businesses, net of cash acquired	(106)	—
Other, net	(30)	(25)

Net Cash Provided by (Used for) Investing Activities	368	(267)

Financing Activities
Change in short-term debt	(1)	(3)
Proceeds from long-term debt	6,164	—
Repurchase of common stock	—	(189)
Excess tax benefits from payments under share-based compensation plans	31	13
Dividends paid	(116)	(106)
Issuance of common stock and other, net	(45)	(13)

Net Cash Provided by (Used for) Financing Activities	6,033	(298)

Effect of exchange rate changes on cash and equivalents	(8)	(1)

Net increase (decrease) in cash and equivalents	6,679	(211)

Opening Cash and Equivalents	1,861	1,890

Closing Cash and Equivalents	$8,540	$1,679

Amounts may not add due to rounding.

See notes to condensed consolidated financial statements

BECTON, DICKINSON AND COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014

Note 1 – Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, in the opinion of the management of the Company, include all adjustments which are of a normal recurring nature, necessary for a fair presentation of the financial position and the results of operations and cash flows for the periods presented. However, the financial statements do not include all information and accompanying notes required for a presentation in accordance with U.S. generally accepted accounting principles. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s 2014 Annual Report on Form 10-K. Within the financial statements and tables presented, certain columns and rows may not add due to the use of rounded numbers for disclosure purposes. Percentages and earnings per share amounts presented are calculated from the underlying amounts. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year.

Note 2 – Accounting Changes

New Accounting Principles Adopted

In June 2013, the Financial Accounting Standards Board (“FASB”) issued guidance that requires the netting of unrecognized tax benefits against a deferred tax asset for a loss or other carryforward that would apply in settlement of the uncertain tax positions. In March 2013, the FASB issued amendments to resolve diversity in practice relating to the release of cumulative translation adjustments into earnings upon the occurrence of certain derecognition events involving a foreign entity. The Company prospectively adopted both accounting standard updates, which did not impact its consolidated financial statements, on October 1, 2014.

New Accounting Principle Not Yet Adopted

In May 2014, the FASB issued a new revenue recognition standard. Under this standard, revenue will be recognized upon the transfer of goods or services to customers and the amount of revenue recognized will reflect the consideration to which a reporting entity expects to be entitled in exchange for those goods or services. The Company is currently evaluating the impact that this new revenue recognition standard will have on its consolidated financial statements upon required adoption of the standard on October 1, 2017. Early adoption is not permitted.

Note 3 – Accumulated Other Comprehensive (Loss) Income

The components and changes of Accumulated other comprehensive (loss) income for the three-month period ended December 31, 2014 were as follows:

(Millions of dollars)	Total	Foreign Currency Translation Adjustments	Benefit Plans Adjustments	Unrealized Losses on Cash Flow Hedges
Balance at September 30, 2014	$(1,001)	$(270)	$(705)	$(26)
Other comprehensive income before reclassifications, net of taxes	(150)	(141)	—	(8)
Amounts reclassified into income, net of taxes (A)	13	—	11	1

Balance at December 31, 2014	$(1,139)	$(411)	$(694)	$(33)

(A)	The reclassification amount related to benefit plans for the three months ended December 31, 2013 was $9 million. The benefit plan-related amounts were not reclassified into income in their entirety and these reclassifications were included in the computation of net periodic benefit plan costs. Additional details are provided in Note 8. The reclassification amount related to cash flow hedges for the three months ended December 31, 2013 was $1 million. The cash flow hedge-related reclassification amounts for the three months ended December 31, 2014 and 2013 were primarily recorded in Interest expense and additional details are provided in Note 11.

The loss in foreign currency translation adjustments for the three months ended December 31, 2014 was primarily attributable to the weakening of currencies in Latin America, the Euro and currencies in Asia Pacific against the U.S. dollar during the period.

The income tax benefits associated with the benefit plan-related reclassification adjustments for amortization of prior service credit and amortization of net actuarial losses for the three months ended December 31, 2014 and 2013 were $6 million and $5 million, respectively.

The income tax benefit recorded for losses recognized in other comprehensive income relating to cash flow hedges for the three months ended December 31, 2014 was $5 million. Additional disclosures regarding these losses are provided in Note 11. There were no amounts recognized in other comprehensive income relating to cash flow hedges for the three months ended December 31, 2013. The income taxes recorded for reclassification adjustments for realized amounts relating to cash flow hedges were immaterial for the three months ended December 31, 2014 and 2013.

Note 4 – Earnings per Share

The weighted average common shares used in the computations of basic and diluted earnings per share (shares in thousands) were as follows:

	Three Months Ended December 31,
	2014	2013
Average common shares outstanding	192,844	194,203
Dilutive share equivalents from share-based plans	4,156	3,907

Average common and common equivalent shares outstanding – assuming dilution	197,000	198,110

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

In June 2007, Retractable Technologies, Inc. (“RTI”) filed a complaint against the Company under the caption Retractable Technologies, Inc. vs. Becton Dickinson and Company (Civil Action No. 2:07-cv-250, U.S. District Court, Eastern District of Texas). RTI alleges that the BD Integra™ syringes infringe patents licensed exclusively to RTI. In its complaint, RTI also alleges that the Company engaged in false advertising with respect to certain of the Company’s safety-engineered products in violation of the Lanham Act; acted to exclude RTI from various product markets and to maintain its market share through, among other things, exclusionary contracts in violation of state and federal antitrust laws; and engaged in unfair competition. In January 2008, the court severed the patent and non-patent claims into separate cases, and stayed the non-patent claims during the pendency of the patent claims at the trial court level. RTI seeks money damages and injunctive relief. On April 1, 2008, RTI filed a complaint against BD under the caption Retractable Technologies, Inc. and Thomas J. Shaw v. Becton Dickinson and Company (Civil Action No.2:08-cv-141, U.S. District Court, Eastern District of Texas). RTI alleges that the BD Integra™ syringes infringe another patent licensed exclusively to RTI. RTI seeks money damages and injunctive relief. On August 29, 2008, the court ordered the consolidation of the patent cases. On November 9, 2009, at a trial of these consolidated cases, the jury rendered a verdict in favor of RTI on all but one of its infringement claims, but did not find any willful infringement, and awarded RTI $5 million in damages. On May 19, 2010, the court granted RTI’s motion for a permanent injunction against the continued sale by the Company of its BD Integra™ products in their current form, but stayed the injunction for the duration of the Company’s appeal. At the same time, the court lifted a stay of RTI’s non-patent claims. On July 8, 2011, the Court of Appeals for the Federal Circuit reversed the District Court judgment that the Company’s 3ml BD Integra™ products infringed the asserted RTI patents and affirmed the District Court judgment of infringement against the Company’s discontinued 1ml BD Integra™ products. On October 31, 2011, the Federal Circuit Court of Appeals denied RTI’s request for an en banc rehearing. In January 2013, RTI’s petition for review with the U.S. Supreme Court was denied. BD’s motion for further proceedings on damages was denied by the District Court on the grounds that the District Court did not have authority to modify the $5 million damage award. BD appealed this ruling to the Federal Circuit Court of Appeals, and on July 7, 2014, the Court affirmed the District Court ruling leaving the damages award intact. On September 19, 2014, the Federal Circuit Court of Appeals denied BD’s request for an en banc rehearing. On January 16, 2015, BD filed a petition for U.S. Supreme Court review of the Federal Circuit Court of Appeals decision leaving the damages award intact.

On September 19, 2013, a jury returned a verdict against BD with respect to certain of RTI’s non-patent claims. The verdict was unfavorable to BD with respect to RTI’s Lanham Act claim and claim for attempted monopolization based on deception in the safety syringe market. The jury awarded RTI $113.5 million for its attempted monopolization claim (which will be trebled under the antitrust statute). The jury’s verdict rejected RTI’s monopolization claims in the markets for safety syringes, conventional syringes and safety IV catheters; its attempted monopolization claims in the markets for conventional syringes and safety IV catheters; and its claims for contractual restraint of trade and exclusive dealing in the markets for safety syringes, conventional syringes and safety IV catheters. In connection with the verdict, the Company recorded a pre-tax charge of approximately $341 million in the fourth quarter of fiscal year 2013. On September 30, 2014, the Court issued a ruling denying BD’s post-trial motion for judgment as a matter of law. On November 10, 2014, the Court issued a ruling denying RTI’s request for disgorgement of BD profits for false advertising on the ground that any profit to which RTI is entitled is included within the amount of the antitrust damage award. The Court granted RTI’s request that BD be ordered to issue certain corrective statements regarding its advertising and enjoined from making certain advertising claims. The Court denied RTI’s request for injunctive relief relating to BD’s contracting practices and BD’s safety syringe advertising, finding that RTI failed to prove that BD’s contracting practices violated the antitrust laws or that BD’s safety syringe advertising is false. The Court concluded that RTI is entitled to certain categories of attorneys’ fees that it requested, but that its total fee recovery should be reduced by 50%. On January 14, 2015, the Court granted in part and denied in part BD’s motion for a stay of the injunction. The Court held that, pending appeal, BD would be not be required to send the corrective advertising notices to end-user customers, but only to employees, distributors and Group Purchasing Organizations. The Court otherwise upheld its November 10, 2014 Order regarding the injunction. On January 15, 2015, the Court entered its Final Judgment in the case. In the Final Judgment, the Court ordered that RTI recovers $341 million for its attempted monopolization claim and $12 million for attorneys’ fees, and awarded pre and post-judgment interest and costs. On February 3, 2015, the Court of Appeals for the Fifth Circuit denied BD’s motion for a stay of the injunction pending the final appeal. BD intends to file a post-judgment motion to the district court and expects that the motion will include a challenge to that court’s award of pre-judgment interest, which had not been requested in any pleading prior to the entry of Final Judgment. BD also intends to file an appeal to the Court of Appeals challenging the entirety of the Final Judgment.

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

On October 5, 2014, CareFusion Corporation (“CareFusion”) and the Company entered into an Agreement and Plan of Merger (which we refer to as the merger agreement) that provides for the acquisition of CareFusion by the Company. Under the terms of the merger agreement, a subsidiary of the Company (“the merger subsidiary”) will merge with and into CareFusion, with CareFusion surviving the merger as a wholly owned subsidiary of the Company. Several putative class action lawsuits have been filed against CareFusion, its directors, the Company and the merger subsidiary in the Delaware Court of Chancery and in the Superior Court of California, San Diego County. These lawsuits generally allege that the members of the board of directors of CareFusion breached their fiduciary duties in connection with the merger by, among other things, carrying out a process that plaintiffs allege did not ensure adequate and fair consideration to CareFusion stockholders. The plaintiffs in these actions further allege that CareFusion, and the Company aided and abetted the individual defendants’ breaches of their fiduciary duties. The plaintiffs seek, among other things, equitable relief to enjoin consummation of the merger, rescission of the merger and/or rescissory damages, and attorneys’ fees and costs.

On December 30, 2014, the parties to the actions filed in the Delaware Court of Chancery (the “Delaware Actions”) entered into an agreement in principle to settle the Delaware Actions on the basis of additional disclosures made in a CareFusion Schedule 14A, filed with the SEC on January 5, 2015. The settlement terms are reflected in a Memorandum of Understanding (“MOU”). On December 31, 2014, plaintiffs’ counsel notified the Delaware Court of Chancery of the settlement and MOU. Pursuant to the MOU, the parties to the Delaware Actions have agreed to negotiate in good faith to execute a stipulation of settlement, and will present the proposed settlement to the Delaware Court of Chancery as soon as practicable. The actions filed in the Superior Court of California are not part of the proposed settlement and are still pending.

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

Note 6 – Segment Data

Effective October 1, 2014, the Company’s organizational structure was realigned to better complement its customer-focused solutions strategy and is based upon two principal business segments: BD Medical (“Medical”) and BD Life Sciences (“Life Sciences”). The composition of the Medical segment remains unchanged from its historical composition. The Life Sciences segment consists of the former BD Diagnostics and BD Biosciences segments. Beginning on October 1, 2014, decisions about resource allocation and performance assessment are made separately for the Medical and Life Sciences segments. Prior-period information presented for comparative purposes has been revised to reflect the new two-segment organizational structure. The Company’s two principal business segments are strategic businesses that are managed separately because each one develops, manufactures and markets distinct products and services. The Company evaluates performance of its business segments and allocates resources to them primarily based upon operating income. Segment operating income represents revenues reduced by product costs and operating expenses. Financial information for the Company’s segments was as follows:

	Three Months Ended December 31,
(Millions of dollars)	2014		2013
Revenues (A)
Medical	$1,072		$1,064
Life Sciences	979		951

Total Revenues	$2,051		$2,015

Segment Operating Income
Medical	$304		$294
Life Sciences	214		234

Total Segment Operating Income	517		528
Unallocated Items (B)	(232	) (C)	(170)

Income Before Income Taxes	$285		$359

(A)	Intersegment revenues are not material.
(B)	Includes primarily interest, net; foreign exchange; corporate expenses; share-based compensation expense; and acquisition-related costs.
(C)	Includes $44 million of financing costs, as well as $23 million of integration and transaction costs, associated with the pending CareFusion acquisition. Additional disclosures regarding this pending acquisition are provided in Note 9. Also includes a $12 million charge for RTI’s attorneys’ fees associated with the unfavorable verdict returned in the antitrust and false advertising lawsuit RTI filed against BD. For further discussion, refer to Note 5 in the notes to the financial statements.

Revenues by geographic areas were as follows:

	Three Months Ended December 31,
(Millions of dollars)	2014	2013
Revenues
United States	$881	$849
International	1,170	1,166

Total Revenues	$2,051	$2,015

Note 7 – Share-Based Compensation

The Company grants share-based awards under the 2004 Employee and Director Equity-Based Compensation Plan (the “2004 Plan”), which provides long-term incentive compensation to employees and directors. The Company believes that such awards align the interests of its employees and directors with those of its shareholders.

The fair value of share-based payments is recognized as compensation expense in net income. For the three months ended December 31, 2014 and 2013, compensation expense charged to income was $48 million and $42 million, respectively.

The amount of unrecognized compensation expense for all non-vested share-based awards as of December 31, 2014 was approximately $199 million, which is expected to be recognized over a weighted-average remaining life of approximately 2.5 years.

The fair values of stock appreciation rights granted during the annual share-based grants in November of 2014 and 2013, respectively, were estimated on the date of grant using a lattice-based binomial valuation model based on the following assumptions:

	2015	2014
Risk-free interest rate	2.20%	2.31%
Expected volatility	19.00%	19.00%
Expected dividend yield	1.78%	2.00%
Expected life	7.6 years	7.8 years
Fair value derived	$24.82	$19.90

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

Net pension and postretirement cost included the following components for the three months ended December 31:

	Pension Plans		Other Postretirement Benefits
(Millions of dollars)	2014	2013	2014	2013
Service cost	$19	$18	$1	$1
Interest cost	22	23	2	3
Expected return on plan assets	(31)	(31)	—	—
Amortization of prior service credit	(4)	(4)	(1)	—
Amortization of loss	17	12	1	1

Net pension and postretirement cost	$23	$17	$2	$4

The amounts provided above for amortization of prior service credit and amortization of loss represent the reclassifications of prior service credits and net actuarial losses that were recognized in Accumulated other comprehensive (loss) income in prior periods.

Postemployment benefit costs were $10 million and $12 million for the three-month periods ended December 31, 2014 and 2013, respectively. During the fourth quarter of fiscal year 2014, the Company recognized a $36 million charge associated with unusually broad and significant workforce reduction actions that were not contemplated when the postemployment benefit plan obligation was measured on September 30, 2013. As of December 31, 2014, the Company’s remaining liability relating to these workforce reductions was $24 million which is expected to be paid by the end of the second quarter of fiscal year 2015.

Note 9 – Acquisitions

Definitive Agreement to Acquire CareFusion Corporation

On October 5, 2014, the Company announced a definitive agreement under which it will acquire CareFusion Corporation (“CareFusion”) for $58 per share in cash and stock, or a total of approximately $12.2 billion, to create a global leader in medication management and patient safety solutions.

Pursuant to the agreement, the Company will acquire 100 percent of CareFusion in exchange for the following consideration:

•	$10.1 billion in cash consideration, consisting of available cash on hand, anticipated borrowings under its term loan facility and commercial paper program and $6.2 billion of senior unsecured notes and to the extent required, borrowing under its remaining bridge loan facility, and

•	$2.1 billion of the Company’s common stock to be issued to CareFusion stockholders and share award holders and BD stock options to be issued to holders of CareFusion options, based on BD’s closing price as of October 3, 2014.

Under the terms of the transaction, CareFusion stockholders will receive $49.00 in cash, without interest, and 0.0777 of a share of BD for each share of CareFusion. Using the Company’s closing price as of October 3, 2014 of $115.84 would result in a total cost of $58.00 per CareFusion share. The value of the consideration transferred for accounting purposes will ultimately be based on the closing share price of the Company’s stock on the last trading day prior to the closing date of the transaction, and could materially change.

CareFusion stockholders approved the definitive merger agreement and transaction on January 21, 2015. The proposed acquisition remains subject to certain other conditions and approvals, including approval of the proposed acquisition by the European Commission under the European Union Merger Regulation.

The transaction is expected to close by the end of the second quarter of fiscal year 2015. Additional disclosures regarding the Company’s issuance of senior unsecured notes and execution of other credit arrangements in connection with this pending acquisition are provided in Note 13. Additional disclosures regarding interest rate swaps the Company entered into in the first quarter of fiscal year 2015, in anticipation of the issuance of senior unsecured notes, are provided in Note 11.

Also in connection with this pending acquisition, the Company incurred financing and other transaction costs, as well as integration costs during the first quarter of fiscal year 2015. The financing costs totaled $44 million and were recorded as Interest expense in the three months ended December 31, 2014. The integration and transaction costs totaled $23 million and were recorded as Acquisition-related costs in the three months ended December 31, 2014.

Note 10 – Intangible Assets

Intangible assets consisted of:

	December 31, 2014		September 30, 2014
(Millions of dollars)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets
Core and developed technology	$880	$384	$893	$379
Product rights	141	32	148	31
Patents, trademarks, and other	276	187	268	184

Amortized intangible assets	$1,297	$603	$1,308	$594

Unamortized intangible assets
Acquired in-process research and development	$124		$44
Trademarks	2		2

Unamortized intangible assets	$126		$46

The increase in acquired in-process research and development project assets represents $80 million of assets recognized upon the Company’s acquisition of GenCell Biosystems (“GenCell”) in the first quarter of fiscal year 2015. Intangible amortization expense for the three months ended December 31, 2014 and 2013 was $20 million and $21 million, respectively.

The following is a reconciliation of goodwill by business segment:

(Millions of dollars)	Medical	Life Sciences	Total
Goodwill as of September 30, 2014	$482	$608	$1,090
Acquisitions (A)	—	64	64
Currency translation/other (B)	(13)	—	(13)

Goodwill as of December 31, 2014	$469	$671	$1,140

(A)	Represents goodwill recognized upon the Company’s acquisition of GenCell in the first quarter of fiscal year 2015.
(B)	Includes amounts resulting from foreign currency translation as well as acquisition accounting adjustments.

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

The total notional amounts of the Company’s outstanding foreign exchange contracts as of December 31, 2014 and September 30, 2014 were $ 2.3 billion and $1.8 billion, respectively.

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

Changes in the fair value of the interest rate swaps designated as cash flow hedges (i.e., hedging the exposure to variability in expected future cash flows that is attributable to a particular risk) are offset by amounts recorded in Other comprehensive income (loss). If interest rate derivatives designated as cash flow hedges are terminated, the balance in Accumulated other comprehensive income (loss) attributable to those derivatives is reclassified into earnings over the remaining life of the hedged debt. The net realized loss related to terminated interest rate swaps expected to be reclassified and recorded in Interest expense within the next 12 months is $6 million, net of tax. The Company had no outstanding interest rate swaps designated as cash flow hedges as of December 31, 2014 or as of September 30, 2014.

The total notional amount of the Company’s outstanding interest rate swaps designated as fair value hedges was $375 million at December 31, 2014 and September 30, 2014. The outstanding swaps represent fixed-to-floating interest rate swap agreements the Company entered into, in March and September 2014, to convert the interest payments on $375 million of the Company’s 3.125% notes, due November 8, 2021, from the fixed rate to a floating interest rate based on LIBOR. Changes in the fair value of the interest rate swaps offset changes in the fair value of the fixed rate debt. The gain recorded on these fair value hedges and the offsetting loss recorded on the underlying debt instrument was $10 million at December 31, 2014.

Other Risk Exposures

The Company purchases resins, which are oil-based components used in the manufacture of certain products. Significant increases in world oil prices that lead to increases in resin purchase costs could impact future operating results. From time to time, the Company has managed price risks associated with these commodity purchases. The Company had no outstanding commodity derivative contracts designated as cash flow hedges as of December 31, 2014 and September 30, 2014.

Effects on Consolidated Balance Sheets

The location and amounts of derivative instrument fair values in the consolidated balance sheet are segregated below between designated, qualifying hedging instruments and ones that are not designated for hedge accounting.

(Millions of dollars)	December 31, 2014	September 30, 2014
Asset derivatives-designated for hedge accounting
Interest rate swaps	$10	$3

Asset derivatives-undesignated for hedge accounting
Forward exchange contracts	22	20

Total asset derivatives (A)	$32	$23

Liability derivatives-undesignated for hedge accounting
Forward exchange contracts	16	14

Total liability derivatives (B)	$16	$14

(A)	All asset derivatives are included in Prepaid expenses, deferred taxes and other.
(B)	All liability derivatives are included in Payables and accrued expenses.

Effects on Consolidated Statements of Income

Cash flow hedges

Losses of $8 million were recognized in Other comprehensive income (loss) for the three months ended December 31, 2014. These losses were attributable to interest rate swaps, with a total notional amount of $2.3 billion that were entered into during the first quarter of fiscal year 2015 to partially hedge interest rate risk associated with the anticipated issuance of senior unsecured notes in connection with the Company’s pending acquisition of CareFusion. These swaps were designated as hedges of the variability in interest payments attributable to changes in the benchmark interest rate during the period preceding the Company’s issuance of the notes. The swaps were terminated at losses, concurrent with the pricing of notes issued in December 2014, and the realized losses will be amortized over the lives of the notes with an offset to Interest expense. There were no amounts recognized in other comprehensive income relating to cash flow hedges for the three months ended December 31, 2013. Additional disclosures regarding amounts recognized in the consolidated statements of income for the three months ended December 31, 2014 and 2013 relating to cash flow hedges are provided in Note 3. Additional disclosures regarding the pending acquisition of CareFusion are provided in Note 9 and additional disclosures regarding the Company’s debt issuance during the first quarter of fiscal year 2015 are provided in Note 13.

Undesignated hedges

The location and amount of gains and losses recognized in income on derivatives not designated for hedge accounting were as follows:

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
		Three Months Ended December 31,
(Millions of dollars)		2014	2013
Forward exchange contracts (A)	Other income (expense), net	$(2)	$6

(A)	The gains and losses on forward contracts and currency options utilized to hedge the intercompany transactional foreign exchange exposures are largely offset by gains and losses on the underlying hedged items in Other income (expense), net.

Note 12 – Financial Instruments and Fair Value Measurements

The fair values of financial instruments, including those not recognized on the statement of financial position at fair value, carried at December 31, 2014 and September 30, 2014 are classified in accordance with the fair value hierarchy in the following tables:

		Basis of Fair Value Measurement
(Millions of dollars)	December 31, 2014 Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Institutional money market investments	$6,809	$6,809	$—	$—
Interest rate swaps	10	—	10	—
Forward exchange contracts	22	—	22	—

Total Assets	$6,840	$6,809	$32	$—

Liabilities
Forward exchange contracts	$16	$—	$16	$—
Contingent consideration liabilities	50	—	—	50

Total Liabilities	$67	$—	$16	$50

		Basis of Fair Value Measurement
(Millions of dollars)	September 30, 2014 Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Institutional money market investments	$1,040	$1,040	$—	$—
Interest rate swaps	3	—	3	—
Forward exchange contracts	20	—	20	—

Total Assets	$1,063	$1,040	$23	$—

Liabilities
Forward exchange contracts	$14	$—	$14	$—
Contingent consideration liabilities	14	—	—	14

Total Liabilities	$29	$—	$14	$14

The Company’s institutional money market accounts permit daily redemption and the fair values of these investments are based upon the quoted prices in active markets provided by the holding financial institutions. The Company’s remaining cash equivalents were $1.731 billion and $821 million at December 31, 2014 and September 30, 2014, respectively. Short-term investments are held to their maturities and are carried at cost, which approximates fair value. The cash equivalents consist of liquid investments with a maturity of three months or less and the short-term investments consist of instruments with maturities greater than three months and less than one year.

The Company measures the fair value of forward exchange contracts and interest rate swaps based upon the present value of expected future cash flows using market-based observable inputs including credit risk, interest rate yield curves, foreign currency spot prices and forward prices.

Long-term debt is recorded at amortized cost. The fair value of long-term debt is measured based upon quoted prices in active markets for similar instruments, which are considered Level 2 inputs in the fair value hierarchy. The fair value of long-term debt was $10.4 billion and $4.1 billion at December 31, 2014 and September 30, 2014, respectively.

The contingent consideration liabilities were recognized as part of the consideration transferred by the Company for certain acquisitions. The fair values of the contingent consideration liabilities were estimated using probability-weighted discounted cash flow models that were based upon the probabilities assigned to the contingent events. The estimated fair values of the contingent consideration liabilities are remeasured at each reporting period based upon increases or decreases in the probability of the contingent payments. The increase to the total contingent consideration liability in the three months ended December 31, 2014 is attributable to a contingent consideration liability of $36 million recognized in connection with the Company’s acquisition of GenCell in the first quarter of fiscal year 2015.

The Company’s policy is to recognize any transfers into fair value measurement hierarchy levels and transfers out of levels at the beginning of each reporting period. There were no transfers in and out of Level 1, Level 2 or Level 3 measurements for the three months ended December 31, 2014 and 2013.

Note 13 – Debt

As disclosed in Note 9, the Company announced a definitive agreement to acquire CareFusion in October 2014. Concurrent with the execution of this acquisition agreement, the Company secured $9.1 billion of fully committed bridge financing to ensure its ability to fund the cash portion of consideration due under the agreement, as well as to pay fees and expenses related to the acquisition. As part of its plan for permanently financing the cash requirements relative to this acquisition, the Company issued senior unsecured notes in December 2014 with a total aggregate principal amount of $6.2 billion. In the event the acquisition agreement is terminated, or in the event that the Company’s acquisition of CareFusion is not consummated on or prior to October 5, 2015, the senior unsecured notes issued will be redeemed in whole at a special mandatory redemption price as determined by the Company equal to 101% of the notes’ principal amount, plus accrued and unpaid interest, if any, to the date of redemption. Details regarding this debt issuance were as follows:

Interest Rate and Maturity	Aggregate Principal Amount (Millions of dollars)
Floating Rate Notes due June 15, 2016	$750
1.800% Notes due December 15, 2017	1,250
2.675% Notes due December 15, 2019	1,250
3.734% Notes due December 15, 2024	1,750
4.685% Notes due December 15, 2044	1,200

Total long-term debt issued in connection with pending CareFusion acquisition	$6,200

Also in December 2014, the Company entered into a 364-day term loan agreement that provides for a $1.0 billion term loan facility, the proceeds under which may only be used to pay the cash consideration due pursuant to the CareFusion acquisition agreement, as well as to pay financing fees, other related fees and other expenses associated with the CareFusion acquisition. No borrowings were outstanding under this term loan facility at December 31, 2014. The $9.1 billion commitment under the bridge loan facility was automatically reduced by the net cash proceeds of the senior unsecured notes issued, as well as by the maximum borrowing capacity under the 364-day term loan facility and a further voluntary reduction of approximately $536 million. Accordingly, the commitment under the bridge credit agreement as of December 31, 2014 was $1.4 billion.

The Company has a commercial paper program in place to meet short-term financing needs, including working capital requirements, and borrowings outstanding under this program were $200 million at December 31, 2014. In January 2015, the Company entered into a second commercial paper program under which it may issue up to $1 billion in short-term, unsecured commercial paper notes. Proceeds under this program are expected to be used for general corporate purposes, including to finance the Company’s pending acquisition of CareFusion Corporation and to pay related fees and expenses.

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

Company Overview

Becton, Dickinson and Company (“BD”) is a global medical technology company engaged principally in the development, manufacture and sale of a broad range of medical supplies, devices, laboratory equipment and diagnostic products used by healthcare institutions, life science researchers, clinical laboratories, the pharmaceutical industry and the general public. Effective October 1, 2014, BD’s organizational structure was realigned to better complement its customer-focused solutions strategy and is now based upon two worldwide business segments, BD Medical (“Medical”) and BD Life Sciences (“Life Sciences”). The composition of the Medical segment remains unchanged and the Life Sciences segment consists of the former BD Diagnostics and BD Biosciences segments. The commentary provided further below reflects this two-segment organizational structure and additional discussion regarding this organization realignment is provided in Note 6 in the Notes to Condensed Consolidated Financial Statements.

BD’s products are manufactured and sold worldwide. Our products are marketed in the United States and internationally through independent distribution channels and directly to end-users by BD and independent sales representatives. We organize our operations outside the United States as follows: Europe (which includes the Middle East and Africa); Greater Asia (which includes Japan and Asia Pacific); Latin America (which also includes Mexico and Brazil) and Canada. We continue to pursue growth opportunities in emerging markets, which include the following geographic regions: Eastern Europe, the Middle East, Africa, Latin America and Asia Pacific (excluding Japan). We are particularly focused on certain countries whose economic and healthcare sectors are growing rapidly, in particular, China, India, Brazil and Turkey.

Pending Acquisition of CareFusion

On October 5, 2014, we announced a definitive agreement under which BD will acquire 100% of CareFusion Corporation (“CareFusion”) for $58.00 per share in cash and stock, or a total of approximately $12.2 billion, based on BD’s closing share price as of October 3, 2014 of $115.84 per share, to create a global leader in medication management and patient safety solutions. Under the terms of the transaction, CareFusion stockholders will receive $49.00 in cash, without interest, and 0.0777 of a share of BD for each share of CareFusion. The value of the consideration transferred for accounting purposes will ultimately be based on the closing share price of BD’s stock on the last trading day prior to the closing date of the transaction, and could materially change. An increase of 25 percent in BD’s share price would increase the total consideration by approximately $587 million and a decrease of 25 percent in BD’s share price would decrease the total consideration by approximately $585 million. The total actual consideration will fluctuate until the closing of the acquisition of CareFusion.

CareFusion stockholders approved the definitive merger agreement and transaction on January 21, 2015. The proposed acquisition remains subject to certain other conditions and approvals, including approval of the proposed acquisition by the European Commission under the European Union Merger Regulation. The transaction is expected to close by the end of the second quarter of fiscal year 2015. CareFusion will operate as part of our Medical segment. Additional discussion regarding this agreement is provided in Note 9 in the Notes to Condensed Consolidated Financial Statements and additional discussion regarding BD’s financing arrangements relating to this transaction is provided in Note 13 in the Notes to Condensed Consolidated Financial Statements.

Overview of Financial Results and Financial Condition

First quarter revenues increased 1.8% to $2.051 billion from the prior year’s period and reflected volume increases of approximately 5.5%, unfavorable foreign currency translation of approximately 3.5% and price decreases of approximately 0.2%. The current-year period’s revenue growth reflected a stronger than expected influenza season, the strength of our core business and new product sales. Revenue growth was also driven by strong sales in emerging markets and of safety-engineered products. Medical segment revenue growth in the first quarter reflected strong sales in the Medical Surgical unit, but was negatively impacted by the unfavorable timing of orders in the Pharmaceutical Systems and Diabetes Care units, as well as by an unfavorable comparison to the prior-year period in the Diabetes Care unit. Revenue growth in the Life Sciences segment was driven by strong sales across all of its business units. First quarter sales in the United States of safety-engineered devices of $309 million decreased 1.9% compared with the prior year’s quarter, reflecting an unfavorable comparison to the prior-year period. First quarter international sales of safety-engineered devices of $265 million grew 9.2% over the prior year’s period, including an estimated 6.9% unfavorable impact due to foreign currency translation. International safety-engineered device revenue growth was driven by good performance in Western Europe and emerging markets.

We continue to invest in research and development, geographic expansion, and new product promotions to drive further revenue and profit growth. Our ability to sustain our long-term growth will depend on a number of factors, including our ability to expand our core business (including geographical expansion), develop innovative new products, and continue to improve operating efficiency and organizational effectiveness. While the economic environment for the healthcare industry has stabilized, pricing pressures continue for some of our products. Healthcare utilization has stabilized and slightly improved in the United States; however, any destabilization could adversely impact our U.S. businesses. Additionally, macroeconomic challenges in Europe continue to constrain healthcare utilization, although we currently view the environment as stable. In emerging markets, the Company’s growth is dependent on government funding for healthcare systems.

Our financial position remains strong, with cash flows from operating activities totaling $286 million in the first three months of fiscal year 2015. At December 31, 2014, we had $8.8 billion in cash and equivalents and short-term investments, which included proceeds from $6.2 billion of notes issued in December 2014 to finance our pending acquisition of CareFusion. Additional information regarding the issuance of these notes is provided in Note 13 in the Notes to Condensed Consolidated Financial Statements. Also, we continued to return value to our shareholders in the form of dividends. During the first three months of fiscal year 2015, we paid cash dividends of $116 million. No shares were repurchased during the first three months of fiscal year 2015 and no share repurchases are planned for the remainder of fiscal year 2015 as our share repurchase program has been suspended in connection with the announced agreement to acquire CareFusion.

Each reporting period, we face currency exposure that arises from translating the results of our worldwide operations to the U.S. dollar at exchange rates that fluctuate from the beginning of such period. The ongoing strengthening of the U.S. dollar resulted in an unfavorable foreign currency translation impact to our revenue growth during the quarter, as discussed above. We evaluate our results of operations on both a reported and a foreign currency-neutral basis, which excludes the impact of fluctuations in foreign currency exchange rates. From time to time, we may purchase forward contracts and options to partially protect against adverse foreign exchange rate movements. Gains or losses on our derivative instruments are largely offset by the gains or losses on the underlying hedged transactions. We do not enter into derivative instruments for trading or speculative purposes. For further discussion, refer to Note 11 in the Notes to Condensed Consolidated Financial Statements.

Comparisons of net income between the first quarters of fiscal years 2015 and 2014 are affected by the following items that were reflected in our financial results:

	Three months ended December 31,
	2014	2013
	(millions of dollars)
Financing costs(A)	$44	$—
Integration and transaction costs (B)	23	—
Purchase accounting adjustments (C)	18	18
Litigation-related charge (D)	12	—

Total specified items	97	18
Tax impact of specified items	31	6

After-tax impact of specified items	$66	$13

(A)	Represents financing costs associated with the pending CareFusion acquisition. These costs were recorded in Interest expense.
(B)	Represents integration costs of $13 million and transaction costs of $10 million primarily incurred in connection with the pending CareFusion acquisition. These costs were recorded in Acquisition-related costs.
(C)	Represents the non-cash expense associated with the amortization of acquisition-related identifiable intangible assets. BD’s amortization expense is primarily recorded in Costs of products sold.
(D)	Represents a charge for RTI’s attorneys’ fees, recorded in Selling and administrative expense, associated with the unfavorable verdict returned in the antitrust and false advertising lawsuit RTI filed against BD. For further discussion, refer to Note 5 in the Notes to Condensed Consolidated Financial Statements.

Results of Operations

Revenues

Refer to Note 6 in the Notes to Condensed Consolidated Financial Statements for segment financial data.

Medical Segment

The following is a summary of first quarter Medical revenues by organizational unit:

	Three months ended December 31,
(millions of dollars)	2014	2013	Total Change	Estimated FX Impact
Medical Surgical Systems	$601	$579	3.7%	(3.1)%
Diabetes Care	263	264	(0.1)%	(3.7)%
Pharmaceutical Systems	208	221	(6.0)%	(4.1)%

Total Medical Revenues	$1,072	$1,064	0.8%	(3.4)%

Medical segment revenue growth reflected strong international sales of safety-engineered products in the Medical Surgical Systems unit. Revenues for the Diabetes Care unit reflected continued strength in pen needle sales, partially offset by the unfavorable timing of orders and an unfavorable comparison due to relatively strong sales in the prior year’s period. The Pharmaceutical Systems unit’s revenue growth was unfavorably impacted by ordering patterns, as was expected. Global sales of safety-engineered products were $296 million, as compared with $285 million in the prior year’s quarter, and included an estimated $8 million unfavorable impact due to foreign currency translation.

Medical operating income for the first quarter was $304 million, or 28.3% of Medical revenues, compared with $294 million, or 27.7% of segment revenues, in the prior year’s quarter. Gross profit margin was higher in the current quarter than the first quarter of 2014 primarily due to lower manufacturing costs resulting from continuous improvement projects, particularly Project ReLoCo, and favorable product mix. These favorable impacts to gross margin were partially offset by unfavorable foreign currency translation. Selling and administrative expense as a percent of Medical revenues in the first quarter of 2015 was higher as compared with the first quarter of 2014 primarily due to increases in spending for expansion in emerging markets. Research and development expenses for the quarter decreased $4 million, or 10% below the prior year’s period. This decrease is primarily attributable to reduced costs resulting from the termination of a program in the third quarter of fiscal year 2014 and the timing of project spending.

Life Sciences Segment

The following is a summary of first quarter Life Sciences revenues by organizational unit:

	Three months ended December 31,
(millions of dollars)	2014	2013	Total Change	Estimated FX Impact
Preanalytical Systems	$353	$347	1.8%	(3.4)%
Diagnostic Systems	338	325	4.0%	(3.8)%
Biosciences	288	279	3.3%	(3.4)%

Total Life Sciences Revenues	$979	$951	3.0%	(3.5)%

Life Sciences segment revenues for the quarter was driven by strong sales growth across all of its units. Revenue growth in the Preanalytical Systems unit reflected strong sales of safety-engineered products and geographic expansion. Global sales of safety-engineered products in the Preanalytical Systems unit totaled $278 million, compared with $272 million in the prior year’s quarter, and included an estimated $9 million unfavorable impact due to foreign currency translation. The Diagnostic Systems unit’s revenue growth in the quarter was driven by its microbiology platforms, including the BD VeritorTM system and blood culture systems. Sales of the BD VeritorTM system reflected strong influenza-related sales. Revenue growth in the Biosciences unit was driven by strong instrument placements and strong growth in international sales.

Life Sciences operating income for the first quarter was $214 million, or 21.8% of Life Sciences revenues, compared with $234 million, or 24.6% of segment revenues, in the prior year’s quarter. Gross profit margin was lower in the first quarter of fiscal year 2015 compared with the first quarter of 2014 primarily due to unfavorable foreign currency translation and from one-time costs incurred relating to the BD KiestraTM platform, which included the integration of its manufacturing site onto our business information systems. Selling and administrative expense as a percentage of Life Sciences revenues in the first quarter of 2015 was relatively in-line compared with the first quarter of 2014. An increase in research and development expense in the first quarter of 2015 of $6 million, or 10%, primarily reflected the timing of project spending.

Geographic Revenues

BD’s worldwide first quarter revenues by geography were as follows:

	Three months ended December 31,
(millions of dollars)	2014	2013	Total Change	Estimated FX Impact
United States	$881	$849	3.7%	—
International	1,170	1,166	0.4%	(6.0)%

Total Revenues	$2,051	$2,015	1.8%	(3.5)%

U.S. revenue growth in our Medical segment was attributable to the favorable timing of U.S. orders and a favorable comparison to the prior-year period for the Pharmaceutical Systems unit, due to relatively lower sales in the prior year’s period, as well as solid growth in the Medical Surgical Systems unit. U.S. revenue growth in the Diabetes Care unit reflected the unfavorable timing of orders, as previously discussed. U.S. Life Sciences revenue growth in the current-year period reflected strong influenza-related sales and strong research and clinical instrument placements by the Biosciences unit. Strong U.S. revenue growth in our Diagnostic Systems unit was partially offset by continued weaker sales of the Women’s Health and Cancer platform due to guidelines providing for increased Pap smear testing intervals in the United States.

International revenues for the first quarter of fiscal year 2015 reflected continued growth in both segments’ emerging market and safety-engineered product sales. International revenue growth in our Medical segment was partially offset by unfavorable ordering patterns for the Pharmaceutical Systems unit, as previously discussed. Emerging market revenues for the first quarter of $543 million represented an increase of 7.9% over the prior year’s quarter, including a 4.5% unfavorable impact due to foreign currency translation. Emerging market revenues accounted for approximately 26.5% of our total revenues and were driven by growth across both segments.

Gross Profit Margin and Operating Expenses

A summary of gross profit margin, selling and administrative expense and research and development expense for the three months ended December 31, 2014 and 2013 is as follows:

	Three months ended December 31,
(Millions of dollars)	2014	2013
Gross profit margin %	50.9%	51.3%

Selling and administrative expense	$544	$531
% of revenues	26.5%	26.4%

Research and development expense	$129	$126
% of revenues	6.3%	6.2%

Gross profit margin

The decrease in gross profit margin for the first quarter of 2015 compared with the prior-year period in 2014 primarily reflected an estimated unfavorable impact of 70 basis points relating to foreign currency translation. A net favorable impact from operating performance of 30 basis points primarily reflected lower manufacturing costs from continuous improvement projects and favorable product mix, partially offset primarily by one-time costs incurred relating to the BD KiestraTM platform, which included the integration of its manufacturing site onto our business information systems.

Selling and administrative expense

Aggregate expenses for the first quarter included spending of $22 million relating to the expansion of our business in emerging markets and the global enterprise resource planning initiative to update our business information systems. Aggregate expenses in the first three months of fiscal year 2015 also included the charge of $12 million relating to the RTI litigation matter, as previously discussed. Selling and administrative expense in the current year’s period was favorably impacted by foreign currency translation of approximately $16 million.

Research and development expense

The increase in research and development expense for the first quarter compared with the prior year’s first quarter primarily reflected the timing of project spending in the Life Sciences segment, partially offset by reduced costs resulting from the termination of a program by the Medical segment in the third quarter of fiscal year 2014.

Acquisition-related costs

Acquisition-related costs were $23 million in the current year’s period, which reflected $10 million of transaction costs and $13 million of integration costs incurred in connection with the pending CareFusion acquisition. These costs consisted of advisory, legal and other costs.

Net Interest Expense

The components of net interest expense were as follows:

	Three months ended December 31,
(millions of dollars)	2014	2013
Interest expense	$(76)	$(34)
Interest income	10	14

Net interest expense	$(66)	$(20)

The increase in interest expense for the first quarter of fiscal year 2015 compared with the first quarter of fiscal year 2014 primarily reflected $44 million of financing costs associated with the pending CareFusion acquisition. These costs included commitment fees for a bridge loan facility and incremental pre-closing interest on the $6.2 billion of senior unsecured notes issued in December 2014. Additional disclosures regarding the bridge loan facility and debt issuance are provided in Note 13 in the Notes to Condensed Consolidated Financial Statements. These increased financing costs were partially offset by a reduction of interest payments through fixed-to-floating interest rate swap agreements. For further discussion regarding these swap arrangements, refer to Note 11 in the Notes to Condensed Consolidated Financial Statements.

The decrease in interest income in the current year’s period compared with the prior year’s period primarily reflected the impact of lower investment gains on assets related to our deferred compensation plans. The offsetting movements in the deferred compensation plan liability were recorded in Selling and administrative expense.

Income Taxes

The income tax rate was 17.4% for the first quarter of fiscal year 2015 compared with 24.4% in the first quarter of fiscal year 2014. The effective income tax rate for the current year’s quarter would have been higher by 360 basis points excluding the impact on BD’s income mix of the previously discussed specified items. The effective income tax rate for the first quarter of fiscal year 2015 reflected the extension of the U.S. research and development income tax credit, which was partially offset by the unfavorable impact of one-time discrete items.

Net Income and Diluted Earnings per Share

Net income and diluted earnings per share for the first quarter of 2015 were $236 million and $1.20, respectively. Net income and diluted earnings per share for the prior year’s first quarter were $271 million and $1.37, respectively. The current quarter’s earnings reflected an unfavorable impact of $0.34 relating to the previously discussed specified items, as well as an estimated unfavorable impact due to foreign currency translation of $0.12.

Liquidity and Capital Resources

Net Cash Flows from Operating Activities

Cash generated from operations, along with available cash and cash equivalents, is expected to be sufficient to fund our normal operating needs for the remainder of fiscal year 2015. Normal operating needs in fiscal year 2015 include working capital, capital expenditures, and cash dividends. Net cash provided by operating activities was $286 million during the first three months of fiscal year 2015, compared with $355 million in the same period in 2014, and was primarily attributable to income from operations, as adjusted for depreciation and amortization. The current period change in operating assets and liabilities was a net use of cash and primarily reflected lower levels of accounts payable and accrued expenses, higher levels of prepayments and inventory, partially offset by lower levels of accounts receivable. Net cash provided by operating activities in the first quarters of both fiscal years 2015 and 2014 was reduced by changes in the pension obligation resulting primarily from discretionary cash contributions of $40 million in both of these periods.

Net Cash Flows from Investing Activities

Net cash provided by investing activities for the first three months of the current year was $368 million, compared with net cash used for investing activities of $267 million in the prior-year period. Cash inflows from the sales of investments of $618 million were attributable to the maturities of time deposits in Europe. Cash outflows relating to acquisitions of $106 million included our first quarter fiscal year 2015 acquisition of GenCell Biosystems. Capital expenditures were $105 million in the first three months of 2015 compared with $99 million in the first three months of 2014.

Net Cash Flows from Financing Activities

Net cash provided by financing activities for the first three months of the current year was $6.033 billion, compared with net cash used for financing activities of $298 million in the prior-year period.

Debt-related Activities

Net cash provided by financing activities in the current period included the proceeds from $6.2 billion of notes issued in December 2014 to finance our pending acquisition of CareFusion. For additional information regarding the issuance of these notes, refer to Note 13 in the Notes to Condensed Consolidated Financial Statements.

Certain measures relating to our total debt, which was $10.1 billion at December 31, 2014 and $4 billion at September 30, 2014, were as follows:

	December 30, 2014	September 30, 2014
Short-term debt as a percentage of total debt	2.0%	5.1%
Weighted average cost of total debt	3.2%	3.7%
Total debt as a percentage of total capital*	66.1%	43.4%

*	Represents shareholders’ equity, net non-current deferred income tax liabilities, and debt.

Repurchase of Common Stock

There were no share repurchases during the first quarter of fiscal year 2015 as our share repurchase program has been suspended throughout fiscal year 2015 in connection with our announced agreement to acquire CareFusion. For the first three months of fiscal year 2014, we repurchased approximately 1.8 million shares of our common stock for $189 million. At December 31, 2014, a total of approximately 9.1 million common shares remained available for purchase under the Board of Directors’ September 2013 repurchase authorization.

Cash and Short-term Investments

At December 31, 2014, total worldwide cash and short-term investments were approximately $8.8 billion, of which $2.2 billion was held in jurisdictions outside of the United States. We regularly review the amount of cash and short-term investments held outside the United States and, with the exception of the portion that we are planning to use for the CareFusion acquisition, currently intend to use such amounts to fund our international operations and their growth initiatives. However, if these amounts were moved out of these jurisdictions or repatriated to the United States, there could be adverse tax consequences.

Credit Facilities

We have in place two commercial paper borrowing programs. One program is available to meet our short-term financing needs, including working capital requirements and borrowings outstanding under this program were $200 million at December 31, 2014. In January 2015 and in connection with our pending agreement to acquire CareFusion, we entered into a second commercial paper program which allows us to issue a maximum of $1 billion in notes. Also in connection with the pending CareFusion acquisition, we entered into a 364-day term loan agreement in December 2014 that provides for a $1.0 billion term loan facility. The $9.1 billion of fully committed bridge financing we secured in the first quarter of fiscal year 2015, concurrently with our execution of the agreement to acquire CareFusion, was reduced to $1.4 billion as of December 31, 2014. This reduction is a result of our issuance of the $6.2 billion in senior unsecured notes, as previously discussed, as well as our entering into the 364-day term loan agreement and a further voluntary reduction of approximately $536 million. Additional disclosures regarding BD’s financing arrangements relating to the CareFusion acquisition are provided in Note 13 in the Notes to Condensed Consolidated Financial Statements.

We have available a $1 billion syndicated credit facility with an expiration date of May 2018. This credit facility, under which there were no borrowings outstanding at December 31, 2014, provides backup support for our commercial paper programs and can also be used for other general corporate purposes. It includes a provision that enables BD, subject to additional commitments made by the lenders, to access up to an additional $500 million in financing through the facility, for a maximum aggregate commitment of $1.5 billion. The credit facility includes a single financial covenant that requires BD to maintain an interest expense coverage ratio (ratio of earnings before income taxes, depreciation and amortization to interest expense) of not less than 5-to-1 for the most recent four consecutive fiscal quarters. We were in compliance with this covenant as of December 31, 2014. In addition to the U.S. credit facilities discussed above, we have informal lines of credit outside the United States.

Access to Capital and Credit Ratings

Subsequent to BD’s announcement regarding our pending acquisition of CareFusion, the two major corporate debt rating organizations, Moody’s Investors Service (Moody’s) and Standard & Poor’s Ratings Services (S&P), provided guidance that they expected to downgrade our debt ratings as a result of the anticipated increase in BD’s net leverage. In December 2014, S&P downgraded BD’s long-term debt and commercial paper ratings from A to BBB+ and from A-1 to A-2, respectively. Concurrent with these downgrades, S&P removed BD from its CreditWatch as no further downgrades are anticipated at this time. Our long-term debt rating from Moody’s still remains on its Watchlist and the rating organization has indicated that BD’s current long-term debt rating of A3 will be downgraded to Baa2 when the CareFusion acquisition closes.

BD’s credit ratings will still remain investment grade after these downgrades. As such, we do not expect these downgrades to have a significant impact on our liquidity or future flexibility to access additional liquidity given our strong balance sheet, our syndicated credit facility, and our commercial paper program. While such downgrades in our credit ratings may increase the costs associated with maintaining and borrowing under our existing credit arrangements, the downgrades would not affect our ability to draw on these credit facilities, nor would they result in an acceleration of the scheduled maturities of any outstanding debt. We believe that given our debt ratings, our financial management policies, our ability to generate cash flow and the non-cyclical, geographically diversified nature of our businesses, we would have access to additional short-term and long-term capital should the need arise. A rating reflects only the view of a rating agency, and is not a recommendation to buy, sell or hold securities. Ratings can be revised upward or downward at any time by a rating agency if such rating agency decides that circumstances warrant such a change.

Concentrations of Credit Risk

We continually evaluate our accounts receivables for potential collection risks particularly those resulting from sales to government-owned or government-supported healthcare facilities in certain countries as payment may be dependent upon the financial stability and creditworthiness of those countries’ national economies. Due to recent economic conditions and other factors in certain European countries, the average length of time it has taken us to collect government receivables in these countries has historically been longer than the payment patterns experienced in the United States and other international markets. We continually monitor these government receivables for potential collection risks associated with the availability of government funding and reimbursement practices. We believe the current reserves related to these government receivables are adequate and that this concentration of credit risk will not have a material adverse impact on our financial position or liquidity.

Cautionary Statement Regarding Forward-Looking Statements

BD and its representatives may from time to time make certain forward-looking statements in publicly released materials, both written and oral, including statements contained in filings with the Securities and Exchange Commission, press releases, and our reports to shareholders. Forward-looking statements may be identified by the use of words such as “plan,” “expect,” “believe,” “intend,” “will,” “anticipate,” “estimate” and other words of similar meaning in conjunction with, among other things, discussions of future operations and financial performance, as well as our strategy for growth, product development, regulatory approvals, market position and expenditures. All statements that address operating performance or events or developments that we expect or anticipate will occur in the future – including statements relating to volume growth, sales and earnings per share growth, cash flows or uses, and statements expressing views about future operating results – are forward-looking statements.

Forward-looking statements are based on current expectations of future events. The forward-looking statements are, and will be, based on management’s then-current views and assumptions regarding future events, developments and operating performance, and speak only as of their dates. Investors should realize that if underlying assumptions prove inaccurate or unknown risks or uncertainties materialize, actual results could vary materially from our expectations and projections. Investors are therefore cautioned not to place undue reliance on any forward-

looking statements. Furthermore, we undertake no obligation to update or revise any forward-looking statements after the date they are made, whether as a result of new information, future events and developments or otherwise, except as required by applicable law or regulations.

The following are some important factors that could cause our actual results to differ from our expectations in any forward-looking statements. For further discussion of certain of these factors, see Item 1A. Risk Factors in our 2014 Annual Report on Form 10-K.

•	Weakness in the global economy and financial markets, and the potential adverse effect on the cost of operating our business, the demand for our products and services, the prices for our products and services due to increases in pricing pressure, or our ability to produce our products, including the impact on developing countries.

•	Deficit reduction efforts or other adverse changes in the availability of government funding for healthcare and research, particularly in the United States and Europe, that could further weaken demand for our products and result in additional pricing pressures, as well as create potential collection risks associated with such sales.

•	The consequences of the Patient Protection and Affordable Care Act in the United States, which implemented an excise tax on U.S. sales of certain medical devices, and which could result in reduced demand for our products, increased pricing pressures or otherwise adversely affect BD’s business.

•	Future healthcare reform in the countries in which we do business that may involve changes in government pricing and reimbursement policies or other cost containment reforms.

•	Changes in domestic and foreign healthcare industry practices that result in a reduction in procedures using our products or increased pricing pressures, including the continued consolidation among healthcare providers and trends toward managed care and healthcare cost containment. For example, changes to guidelines providing for increased cervical cancer screening intervals has and may continue to negatively impact sales of our Women’s Health and Cancer platform.

•	Changes in reimbursement practices of third-party payers.

•	Our ability to penetrate emerging markets, which depends on local economic and political conditions, and how well we are able to acquire or form strategic business alliances with local companies and make necessary infrastructure enhancements to production facilities and distribution networks. Our international operations also increase our compliance risks, including risks under the Foreign Corrupt Practices Act and other anti-corruption laws.

•	Political conditions in international markets, including civil unrest, terrorist activity, governmental changes, trade barriers, restrictions on the ability to transfer capital across borders and expropriation of assets by a government.

•	Security breaches of our computer and communications systems, including computer viruses, “hacking” and “cyber-attacks,” which could impair our ability to conduct business, or result in the loss of BD trade secrets or otherwise compromise sensitive information of BD or its customers, suppliers and other business partners.

•	Fluctuations in the cost and availability of oil-based resins and other raw materials, as well as certain components, the ability to maintain favorable supplier arrangements and relationships (particularly with respect to sole-source suppliers), and the potential adverse effects of any disruption in the availability of such items.

•	Regional, national and foreign economic factors, including inflation, deflation, fluctuations in interest rates and, in particular, foreign currency exchange rates, and the potential effect on our revenues, expenses, margins and credit ratings.

•	New or changing laws and regulations affecting our domestic and foreign operations, or changes in enforcement practices, including laws relating to trade, monetary and fiscal policies, taxation (including tax reforms that could adversely impact multinational corporations), sales practices, environmental protection, price controls and licensing and regulatory requirements for new products and products in the postmarketing phase. In particular, the U.S. and other countries may impose new requirements regarding registration, labeling or prohibited materials that may require us to re-register products already on the market or otherwise impact our ability to market our products. Environmental laws, particularly with respect to the emission of greenhouse gases, are also becoming more stringent throughout the world, which may increase our costs of operations or necessitate changes in our manufacturing plants or processes or those of our suppliers, or result in liability to BD.

•	Product efficacy or safety concerns regarding our products resulting in product recalls, regulatory action on the part of the U.S. Food and Drug Administration (FDA) or foreign counterparts, declining sales and product liability claims, particularly in light of the current regulatory environment, including increased enforcement activity by the FDA.

•	Competitive factors that could adversely affect our operations, including new product introductions (for example, new forms of drug delivery) by our current or future competitors, increased pricing pressure due to the impact of low-cost manufacturers as certain competitors have established manufacturing sites or have contracted with suppliers in low-cost manufacturing locations as a means to lower their costs, patents attained by competitors (particularly as patents on our products expire), and new entrants into our markets.

•	The effects of events that adversely impact our ability to manufacture our products (particularly where production of a product line is concentrated in one or more plants) or our ability to source materials or components from suppliers (including sole-source suppliers) that are needed for such manufacturing, including pandemics, natural disasters, or environmental factors.

•	Difficulties inherent in product development, including the potential inability to successfully continue technological innovation, complete clinical trials, obtain regulatory approvals in the United States and abroad, obtain intellectual property protection for our products, obtain coverage and adequate reimbursement for new products, or gain and maintain market approval of products, as well as the possibility of infringement claims by competitors with respect to patents or other intellectual property rights, all of which can preclude or delay commercialization of a product. Delays in obtaining necessary approvals or clearances from the FDA or other regulatory agencies or changes in the regulatory process may also delay product launches and increase development costs.

•	Fluctuations in the demand for products we sell to pharmaceutical companies that are used to manufacture, or are sold with, the products of such companies, as a result of funding constraints, consolidation or otherwise.

•	Fluctuations in university or U.S. and international governmental funding and policies for life sciences research.

•	Our ability to achieve our projected level or mix of product sales, as our earnings forecasts are based on projected sales volumes and pricing of many product types, some of which are more profitable than others.

•	Our ability to complete the implementation of our ongoing upgrade of our enterprise resource planning system, as any delays or deficiencies in completing the implementation could adversely affect our business.

•	Pending and potential future litigation or other proceedings adverse to BD, including antitrust, product liability, environmental and patent infringement, and the availability or collectability of insurance relating to any such claims.

•	The effect of adverse media exposure or other publicity regarding BD’s business or operations, including the effect on BD’s reputation or demand for its products.

•	The effect of market fluctuations on the value of assets in BD’s pension plans and on actuarial interest rate and asset return assumptions, which could require BD to make additional contributions to the plans or increase our pension plan expense.

•	The impact of business combinations, including any volatility in earnings relating to acquired in-process research and development assets, and our ability to successfully integrate any business we may acquire.

•	Our ability to obtain the anticipated benefits of restructuring programs, if any, that we may undertake.

•	Issuance of new or revised accounting standards by the Financial Accounting Standards Board or the Securities and Exchange Commission.

•	Risk related to our pending acquisition of CareFusion including,

•	The failure to satisfy the conditions to completing the transaction, including obtaining required regulatory approvals.

•	Conditions to obtaining regulatory approval that may place restrictions on the business of the combined company.

•	Our failure to obtain the anticipated benefits and cost savings from the acquisition.

•	The impact of the additional debt we will incur to finance the acquisition.

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

There have been no material changes in information reported since the end of the fiscal year ended September 30, 2014.

Item 4.	Controls and Procedures

An evaluation was carried out by BD’s management, with the participation of BD’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of BD’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of December 31, 2014. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were, as of the end of the period covered by this report, effective and designed to ensure that material information relating to BD and its consolidated subsidiaries would be made known to them by others within these entities. There were no changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2014 identified in connection with the above-referenced evaluation that have materially affected, or are reasonably likely to materially affect, BD’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

We are involved, both as a plaintiff and a defendant, in various legal proceedings which arise in the ordinary course of business, including product liability and environmental matters as set forth in our 2014 Annual Report on Form 10-K and in Note 5 of the Notes to Condensed Consolidated Financial Statements in this report. Since September 30, 2014, the following developments have occurred with respect to the legal proceedings in which we are involved:

Retractable Technologies

Patent Infringement Action

On July 7, 2014, the Federal Circuit Court of Appeals affirmed the November 9, 2009 District Court ruling that awarded Retractable Technologies, Inc. $5 million in damages for patent infringement. On January 16, 2015, BD filed a petition for U.S. Supreme Court review of the Federal Circuit Court of Appeals decision leaving the damages award intact.

Antitrust and False Advertising Action

On January 14, 2015, the Court granted in part and denied in part BD’s motion for a stay of the injunction that had been entered by the Court. The Court held that, pending appeal, BD would be not be required to send the corrective advertising notices to end-user customers, but only to employees, distributors and Group Purchasing Organizations. The Court otherwise upheld its November 10, 2014 Order regarding the injunction. On January 15, 2015, the Court entered its Final Judgment in the case. In the Final Judgment, the Court ordered that RTI recovers $341 million for its attempted monopolization claim and $12 million for attorneys’ fees, and awarded pre and post-judgment interest and costs. On February 3, 2015, the Court of Appeals for the Fifth Circuit denied BD’s motion for a stay of the injunction pending the final appeal. BD intends to file a post-judgment motion to the district court and expects that the motion will include a challenge to that court’s award of pre-judgment interest, which had not been requested in any pleading prior to the entry of Final Judgment. BD also intends to file an appeal to the Court of Appeals challenging the entirety of the Final Judgment.

CareFusion Shareholder Litigation

On December 30, 2014, the parties to the actions filed in the Delaware Court of Chancery (the “Delaware Actions”) entered into an agreement in principle to settle the Delaware Actions on the basis of additional disclosures made in a CareFusion Schedule 14A, filed with the SEC on January 5, 2015. The settlement terms are reflected in a Memorandum of Understanding (“MOU”). On December 31, 2014, plaintiffs’ counsel notified the Delaware Court of Chancery of the settlement and MOU. Pursuant to the MOU, the parties to the Delaware Actions have agreed to negotiate in good faith to execute a stipulation of settlement, and will present the proposed settlement to the Delaware Court of Chancery as soon as practicable. The actions filed in the Superior Court of California are not part of the proposed settlement and are still pending.

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

Except as discussed in Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and in Part II, Item 1 “Legal Proceedings”, there have been no material changes in the risk factors previously disclosed in Part I, Item 1A, of our 2014 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth certain information regarding our purchases of common stock of BD during the quarter ended December 31, 2014.

Issuer Purchases of Equity Securities

For the three months ended December 31, 2014	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
October 1 – 31, 2014	2,253	113.14	—	9,147,060
November 1 – 30, 2014	876	126.91	—	9,147,060
December 1 – 31, 2014	—	—	—	9,147,060
Total	3,129	117.00	—	9,147,060

(1)	Represents 2,996 shares purchased during the quarter in open market transactions by the trust relating to BD’s Deferred Compensation and Retirement Benefit Restoration Plan and 1996 Directors’ Deferral Plan, and 133 shares delivered to BD in connection with stock option exercises.
(2)	These shares are available under a repurchase program covering 10 million additional shares authorized by the Board of Directors on September 24, 2013 (the “2013 Program”). There is no expiration date for the 2013 Program.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

Exhibit 10.1	2004 Employee and Director Equity-Based Compensation Plan, as amended November 25, 2014 (incorporated by reference to exhibit 10.1 of the registrant’s Current Report on Form 8-K filed on December 2, 2014).

Exhibit 10.2	1996 Directors’ Deferral Plan, as amended and restated November 25, 2014 (incorporated by reference to exhibit 10.2 of the registrant’s Current Report on Form 8-K filed on December 2, 2014).

Exhibit 10.3	364-Day Term Loan Agreement, dated December 19, 2014, by and among Becton, Dickinson and Company, as borrower, Goldman Sachs Bank USA, as administrative agent, and the lenders party thereto (incorporated by reference to exhibit 10.1 of the registrant’s Current Report on Form 8-K filed on December 19, 2014).

Exhibit 10.4	Form of Commercial Paper Dealer Agreement (incorporated by reference to exhibit 10.1 of the registrant’s Current Report on Form 8-K filed on January 6, 2015).

Exhibit 31	Certifications of Chief Executive Officer and Chief Financial Officer, pursuant to SEC Rule 13a - 14(a).

Exhibit 32	Certifications of Chief Executive Officer and Chief Financial Officer, pursuant to Rule 13a - 14(b) and Section 1350 of Chapter 63 of Title 18 of the U.S. Code.

Exhibit 101	The following materials from this report, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Becton, Dickinson and Company
(Registrant)

Dated: February 6, 2015

/s/ Christopher Reidy
Christopher Reidy
Chief Financial Officer and Executive Vice President of Administration
(Principal Financial Officer)

/s/ John Gallagher
John Gallagher
Vice President, Corporate Finance, Treasurer and Controller
(Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibits

10.1	2004 Employee and Director Equity-Based Compensation Plan, as amended November 25, 2014 (incorporated by reference to exhibit 10.1 of the registrant’s Current Report on Form 8-K filed on December 2, 2014).

10.2	1996 Directors’ Deferral Plan, as amended and restated November 25, 2014 (incorporated by reference to exhibit 10.2 of the registrant’s Current Report on Form 8-K filed on December 2, 2014).

10.3	364-Day Term Loan Agreement, dated December 19, 2014, by and among Becton, Dickinson and Company, as borrower, Goldman Sachs Bank USA, as administrative agent, and the lenders party thereto (incorporated by reference to exhibit 10.1 of the registrant’s Current Report on Form 8-K filed on December 19, 2014).

10.4	Form of Commercial Paper Dealer Agreement (incorporated by reference to exhibit 10.1 of the registrant’s Current Report on Form 8-K filed on January 6, 2015).

31	Certifications of Chief Executive Officer and Chief Financial Officer, pursuant to SEC Rule 13a - 14(a).

32	Certifications of Chief Executive Officer and Chief Financial Officer, pursuant to Rule 13a - 14(b) and Section 1350 of Chapter 63 of Title 18 of the U.S. Code.

101	The following materials from this report, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.