Form 10-Q
period 2015-03-31
BECTON DICKINSON & CO
filed 2015-05-08
CIK 10795

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Shares Outstanding as of March 31, 2015
Common stock, par value $1.00	209,385,629

BECTON, DICKINSON AND COMPANY

FORM 10-Q

For the quarterly period ended March 31, 2015

ITEM 1. FINANCIAL STATEMENTS

BECTON, DICKINSON AND COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

Millions of dollars

	March 31, 2015	September 30, 2014
	(Unaudited)
Assets
Current Assets:
Cash and equivalents	$1,912	$1,861
Short-term investments	40	884
Trade receivables, net	1,572	1,187
Current portion of net investment in sales-type leases	177	5
Inventories:
Materials	385	248
Work in process	304	260
Finished products	1,590	987

	2,278	1,495
Prepaid expenses, deferred taxes and other	1,016	698

Total Current Assets	6,996	6,131

Property, Plant and Equipment	8,130	7,765
Less allowances for depreciation and amortization	4,138	4,160

Property, Plant and Equipment, Net	3,992	3,605
Goodwill	7,663	1,090
Customer Relationships, Net	3,562	8
Developed Technology, Net	3,028	513
Other Intangibles, Net	967	239
Capitalized Software, Net	346	365
Net Investment in Sales-Type Leases, Less Current Portion	1,044	9
Other Assets	696	488

Total Assets	$28,293	$12,447

Liabilities and Shareholders’ Equity
Current Liabilities:
Short-term debt	$1,710	$203
Payables and accrued expenses	2,787	2,031

Total Current Liabilities	4,497	2,235

Long-Term Debt	12,128	3,768
Long-Term Employee Benefit Obligations	996	1,009
Deferred Income Taxes and Other	3,513	383

Commitments and Contingencies	—	—

Shareholders’ Equity
Common stock	333	333
Capital in excess of par value	4,388	2,198
Retained earnings	12,324	12,105
Deferred compensation	18	19
Common stock in treasury - at cost	(8,281)	(8,601)
Accumulated other comprehensive (loss) income	(1,623)	(1,001)

Total Shareholders’ Equity	7,159	5,053

Total Liabilities and Shareholders’ Equity	$28,293	$12,447

Amounts may not add due to rounding.

See notes to condensed consolidated financial statements

BECTON, DICKINSON AND COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

Millions of dollars, except per share data

(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2015	2014	2015	2014
Revenues	$2,051	$2,072	$4,102	$4,086

Cost of products sold	1,005	1,019	2,011	1,999
Selling and administrative expense	511	525	1,055	1,056
Research and development expense	129	147	258	273
Acquisition-related costs	113	—	136	—

Total Operating Costs and Expenses	1,758	1,690	3,460	3,327

Operating Income	293	381	642	759

Interest expense	(91)	(33)	(167)	(67)
Interest income	8	10	19	24
Other income, net	15	5	17	6

Income Before Income Taxes	225	363	510	722

Income tax provision	9	76	58	164

Net Income	216	287	452	558

Basic Earnings per Share	$1.10	$1.48	$2.32	$2.88

Diluted Earnings per Share	$1.08	$1.45	$2.28	$2.82

Dividends per Common Share	$0.600	$0.545	$1.200	$1.090

Amounts may not add due to rounding.

See notes to condensed consolidated financial statements

BECTON, DICKINSON AND COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Millions of dollars

(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2015	2014	2015	2014
Net Income	$216	$287	$452	$558

Other Comprehensive Income (Loss), Net of Tax
Foreign currency translation adjustments	(497)	9	(638)	15
Defined benefit pension and postretirement plans	11	35	22	43
Net unrealized gains (losses) on cash flow hedges, net of reclassifications	2	1	(6)	2

Other Comprehensive (Loss) Income, Net of Tax	(484)	45	(621)	60

Comprehensive Income	$(267)	$332	$(169)	$619

Amounts may not add due to rounding.

See notes to condensed consolidated financial statements

BECTON, DICKINSON AND COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Millions of dollars

(Unaudited)

	Six Months Ended March 31,
	2015	2014
Operating Activities
Net income	$452	$558
Adjustments to net income to derive net cash provided by operating activities, net of amounts acquired:
Depreciation and amortization	277	272
Share-based compensation	92	67
Deferred income taxes	(13)	(24)
Change in operating assets and liabilities	(255)	(113)
Pension obligation	(3)	(19)
Other, net	(37)	25

Net Cash Provided by Operating Activities	514	768

Investing Activities
Capital expenditures	(252)	(214)
Capitalized software	(17)	(31)
Proceeds from (purchases of) investments, net	813	(173)
Acquisitions of businesses, net of cash acquired	(8,307)	(40)
Other, net	(66)	(41)

Net Cash Used for Investing Activities	(7,829)	(498)

Financing Activities
Change in short-term debt	1,502	(6)
Proceeds from long-term debt	6,164	—
Payments of debt	(2)	—
Repurchase of common stock	—	(213)
Excess tax benefits from payments under share-based compensation plans	40	19
Dividends paid	(232)	(211)
Issuance of common stock and other, net	(79)	(10)

Net Cash Provided by (Used for) Financing Activities	7,392	(422)

Effect of exchange rate changes on cash and equivalents	(26)	(7)

Net increase (decrease) in cash and equivalents	51	(159)

Opening Cash and Equivalents	1,861	1,890

Closing Cash and Equivalents	$1,912	$1,731

Amounts may not add due to rounding.

See notes to condensed consolidated financial statements

BECTON, DICKINSON AND COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015

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

New Accounting Principle Not Yet Adopted

In May 2014, the FASB issued a new revenue recognition standard. Under this standard, revenue will be recognized upon the transfer of goods or services to customers and the amount of revenue recognized will reflect the consideration to which a reporting entity expects to be entitled in exchange for those goods or services. The Company is currently evaluating the impact that this new revenue recognition standard will have on its consolidated financial statements and the Company currently intends to adopt the standard on October 1, 2018, the effective date which will be allowed under the FASB’s current proposal to defer the effective date for this standard.

Note 3 – Accumulated Other Comprehensive (Loss) Income

The components and changes of Accumulated other comprehensive (loss) income for the six-month period ended March 31, 2015 were as follows:

(Millions of dollars)	Total	Foreign Currency Translation Adjustments	Benefit Plans Adjustments	Unrealized Losses on Cash Flow Hedges
Balance at September 30, 2014	$(1,001)	$(270)	$(705)	$(26)
Other comprehensive income before reclassifications, net of taxes	(647)	(638)	—	(8)
Amounts reclassified into income, net of taxes (A)	25	—	22	3

Balance at March 31, 2015	$(1,623)	$(908)	$(683)	$(32)

(A)	The reclassification amount related to benefit plans for the three months ended March 31, 2015 was $11 million. The reclassification amounts for the three and six months ended March 31, 2014 were $8 million and $17 million, respectively. The benefit plan-related amounts were not reclassified into income in their entirety and these reclassifications were included in the computation of net periodic benefit plan costs. Additional details are provided in Note 8. The reclassification amount related to cash flow hedges for the three months ended March 31, 2015 was $2 million. The reclassification amounts for the three and six months ended March 31, 2014 were $1 million and $2 million, respectively. The cash flow hedge-related reclassification amounts for the three and six months ended March 31, 2015 and 2014 were primarily recorded in Interest expense and additional details are provided in Note 11.

The loss in foreign currency translation adjustments for the six months ended March 31, 2015 was primarily attributable to the weakening of the Euro, and of currencies in Latin America and Asia Pacific, against the U.S. dollar during the period.

The income tax benefits associated with the benefit plan-related reclassification adjustments for amortization of prior service credit and amortization of net actuarial losses for the three months ended March 31, 2015 and 2014 were $6 million and $4 million, respectively. The income tax benefits associated with the benefit plan-related reclassification adjustments for amortization of prior service credit and amortization of net actuarial losses for the six months ended March 31, 2015 and 2014 were $12 million and $9 million, respectively.

The income tax benefit recorded for losses recognized in other comprehensive income relating to cash flow hedges for the six months ended March 31, 2015 was $5 million. Additional disclosures regarding these losses are provided in Note 11. There were no amounts recognized in other comprehensive income relating to cash flow hedges for the three months ended March 31, 2015 and 2014 or in the six months ended March 31, 2014. The income taxes recorded for reclassification adjustments for realized amounts relating to cash flow hedges were immaterial for the three and six months ended March 31, 2015 and 2014.

Note 4 – Earnings per Share

The weighted average common shares used in the computations of basic and diluted earnings per share (shares in thousands) were as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2015	2014	2015	2014
Average common shares outstanding	196,085	193,609	194,447	193,909
Dilutive share equivalents from share-based plans	3,853	3,879	4,046	4,089

Average common and common equivalent shares outstanding – assuming dilution	199,938	197,488	198,493	197,998

Upon closing the acquisition of CareFusion Corporation (“CareFusion”) on March 17, 2015, the Company issued approximately 15.9 million of its common shares as part of the purchase consideration. Additional disclosures regarding this acquisition are provided in Note 9.

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

In June 2007, Retractable Technologies, Inc. (“RTI”) filed a complaint against the Company under the caption Retractable Technologies, Inc. vs. Becton Dickinson and Company (Civil Action No. 2:07-cv-250, U.S. District Court, Eastern District of Texas). RTI alleges that the BD Integra™ syringes infringe patents licensed exclusively to RTI. In its complaint, RTI also alleges that the Company engaged in false advertising with respect to certain of the Company’s safety-engineered products in violation of the Lanham Act; acted to exclude RTI from various product markets and to maintain its market share through, among other things, exclusionary contracts in violation of state and federal antitrust laws; and engaged in unfair competition. In January 2008, the court severed the patent and non-patent claims into separate cases, and stayed the non-patent claims during the pendency of the patent claims at the trial court level. RTI seeks money damages and injunctive relief. On April 1, 2008, RTI filed a complaint against BD under the caption Retractable Technologies, Inc. and Thomas J. Shaw v. Becton Dickinson and Company (Civil Action No.2:08-cv-141, U.S. District Court, Eastern District of Texas). RTI alleges that the BD Integra™ syringes infringe another patent licensed exclusively to RTI. RTI seeks money damages and injunctive relief. On August 29, 2008, the court ordered the consolidation of the patent cases. On November 9, 2009, at a trial of these consolidated cases, the jury rendered a verdict in favor of RTI on all but one of its infringement claims, but did not find any willful infringement, and awarded RTI $5 million in damages, which has been paid. On May 19, 2010, the court granted RTI’s motion for a permanent injunction against the continued sale by the Company of its BD Integra™ products in their current form, but stayed the injunction for the duration of the Company’s appeal. At the same time, the court lifted a stay of RTI’s non-patent claims. On July 8, 2011, the Court of Appeals for the Federal Circuit reversed the District Court judgment that the Company’s 3ml BD Integra™ products infringed the asserted RTI patents and affirmed the District Court judgment of infringement against the Company’s discontinued 1ml BD Integra™ products.

On October 31, 2011, the Federal Circuit Court of Appeals denied RTI’s request for an en banc rehearing. In January 2013, RTI’s petition for review with the U.S. Supreme Court was denied. BD’s motion for further proceedings on damages was denied by the District Court on the grounds that the District Court did not have authority to modify the $5 million damage award. BD appealed this ruling to the Federal Circuit Court of Appeals, and on July 7, 2014, the Court affirmed the District Court ruling leaving the damages award intact. On September 19, 2014, the Federal Circuit Court of Appeals denied BD’s request for an en banc rehearing. On January 16, 2015, BD filed a petition for U.S. Supreme Court review of the Federal Circuit Court of Appeals decision leaving the damages award intact. On April 20, 2015, the U.S. Supreme Court denied BD’s petition.

On September 19, 2013, a jury returned a verdict against BD with respect to certain of RTI’s non-patent claims. The verdict was unfavorable to BD with respect to RTI’s Lanham Act claim and claim for attempted monopolization based on deception in the safety syringe market. The jury awarded RTI $113.5 million for its attempted monopolization claim (which will be trebled under the antitrust statute). The jury’s verdict rejected RTI’s monopolization claims in the markets for safety syringes, conventional syringes and safety IV catheters; its attempted monopolization claims in the markets for conventional syringes and safety IV catheters; and its claims for contractual restraint of trade and exclusive dealing in the markets for safety syringes, conventional syringes and safety IV catheters. In connection with the verdict, the Company recorded a pre-tax charge of approximately $341 million in the fourth quarter of fiscal year 2013. On September 30, 2014, the Court issued a ruling denying BD’s post-trial motion for judgment as a matter of law. On November 10, 2014, the Court issued a ruling denying RTI’s request for disgorgement of BD profits for false advertising on the ground that any profit to which RTI is entitled is included within the amount of the antitrust damage award. The Court granted RTI’s request that BD be ordered to issue certain corrective statements regarding its advertising and enjoined from making certain advertising claims. The Court denied RTI’s request for injunctive relief relating to BD’s contracting practices and BD’s safety syringe advertising, finding that RTI failed to prove that BD’s contracting practices violated the antitrust laws or that BD’s safety syringe advertising is false. The Court concluded that RTI is entitled to certain categories of attorneys’ fees that it requested, but that its total fee recovery should be reduced by 50%. On January 14, 2015, the Court granted in part and denied in part BD’s motion for a stay of the injunction. The Court held that, pending appeal, BD would not be required to send the corrective advertising notices to end-user customers, but only to employees, distributors and Group Purchasing Organizations. The Court otherwise upheld its November 10, 2014 Order regarding the injunction. On January 15, 2015, the Court entered its Final Judgment in the case. In the Final Judgment, the Court ordered that RTI recovers $341 million for its attempted monopolization claim and $12 million for attorneys’ fees, and awarded pre and post-judgment interest and costs. On February 3, 2015, the Court of Appeals for the Fifth Circuit denied BD’s motion for a stay of the injunction pending the final appeal. On April 23, 2015, the Court granted BD’s motion to eliminate the award of pre-judgment interest, and entered a new Final Judgment. BD has filed its appeal to the Court of Appeals challenging the entirety of the Final Judgment.

On November 4, 2013, the Secretariat of Foreign Trade of the Federal Republic of Brazil, initiated an administrative anti-dumping investigation of imports of vacuum plastic tubes for blood collection into Brazil from the United States. the United Kingdom of Great Britain and Northern Ireland, the Federal Republic of Germany and the People’s Republic of China during the period from January 2012 through December 2012. BD, through its United States and international subsidiaries, exports vacuum plastic tubes for blood collection into Brazil from the United States and the United Kingdom of Great Britain and Northern Ireland and cooperated with the investigation. On April 30, 2015, Brazilian Foreign Trade Board (“CAMEX”) issued a decision determining the application of anti-dumping measures including, without limitation, the imposition of duties on such vacuum plastic tubes imported into Brazil of 45.3% for products from the United States of America and 86.5% for products from the United Kingdom of Great Britain and Northern Ireland. These anti-dumping measures, effective from April 30, 2015, will last for a minimum period of five years. Subsequent to the decision, CAMEX announced that it would initiate a proceeding to assess the duties from a public interest perspective. This proceeding could result in a suspension or modification of the CAMEX decision, although no assurance can be given in that regard. In any event, the Company does not believe that the CAMEX decision will materially affect its results of operations.

On October 5, 2014, CareFusion and the Company entered into an Agreement and Plan of Merger (which we refer to as the merger agreement) that provides for the acquisition of CareFusion by the Company. Under the terms of the merger agreement, a subsidiary of the Company (“the merger subsidiary”) merged with and into CareFusion on March 17, 2015, with CareFusion surviving the merger as a wholly owned subsidiary of the Company. Several putative class action lawsuits have been filed against CareFusion, its directors, the Company and the merger subsidiary in the Delaware Court of Chancery and in the Superior Court of California, San Diego County. These lawsuits generally allege that the members of the board of directors of CareFusion breached their fiduciary duties in connection with the merger by, among other things, carrying out a process that plaintiffs allege did not ensure adequate and fair consideration to CareFusion stockholders. The plaintiffs in these actions further allege that CareFusion and the Company aided and abetted the individual defendants’ breaches of their fiduciary duties. The plaintiffs seek, among other things, equitable relief to enjoin consummation of the merger, rescission of the merger and/or rescissory damages, and attorneys’ fees and costs.

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

Financial information for the Company’s segments was as follows:

	Three Months Ended March 31,				Six Months Ended March 31,
(Millions of dollars)	2015		2014		2015		2014
Revenues (A)
Medical	$1,106		$1,116		$2,177		$2,180
Life Sciences	945		956		1,925		1,907

Total Revenues	$2,051		$2,072		$4,102		$4,086

Segment Operating Income
Medical	$328		$317		$632		$611
Life Sciences	200		198	(B)	413		432	(B)

Total Segment Operating Income	528		515		1,045		1,043
Unallocated Items (C)	(303	)(D)	(152	)(F)	(535	)(E)	(321	)(F)

Income Before Income Taxes	$225		$363		$510		$722

(A)	Intersegment revenues are not material.
(B)	Includes an $11 million charge that resulted from the early termination of a European distributor agreement as well as a $20 million charge primarily resulting from the discontinuance of an instrument product development program. The development-related charge is largely attributable to capitalized product software, but also includes a lesser amount attributable to fixed assets.
(C)	Includes primarily interest, net; foreign exchange; corporate expenses; share-based compensation expense; and acquisition-related costs.
(D)	Includes financing, transaction, integration and restructuring costs associated with the CareFusion acquisition of $58 million, $33 million, $18 million and $62 million, respectively. Additional disclosures regarding this acquisition are provided in Note 9. Also includes an acquisition-date accounting gain of $9 million on the previously held investment in CRISI Medical Systems, Inc. (“CRISI”), which the Company fully acquired in March 2015.
(E)	Includes financing, transaction, integration and restructuring costs associated with the CareFusion acquisition of $102 million, $43 million, $31 million and $62 million, respectively. Also includes a $12 million charge for RTI’s attorneys’ fees associated with the unfavorable verdict returned in the antitrust and false advertising lawsuit RTI filed against BD. For further discussion, refer to Note 5 in the notes to the financial statements. Additionally includes the acquisition-date accounting gain noted above.
(F)	Includes an $8 million gain resulting from the Company’s receipt of cash proceeds from the sale of a company in which it held a small equity ownership interest.

Revenues by geographic areas were as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
(Millions of dollars)	2015	2014	2015	2014
Revenues
United States	$863	$826	$1,744	$1,675
International	1,188	1,246	2,358	2,412

Total Revenues	$2,051	$2,072	$4,102	$4,086

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

The fair value of share-based payments is recognized as compensation expense in net income. For the three months ended March 31, 2015 and 2014, compensation expense charged to income was $44 million and $25 million, respectively. Included in compensation expense for the three months ended March 31, 2015, was $18 million associated with certain pre-acquisition equity awards of CareFusion that were converted into BD restricted stock awards or BD stock options with accelerated vesting terms at the acquisition date. The expense associated with these awards with accelerated vesting terms was recorded in Acquisition-related costs. For the six months ended March 31, 2015 and 2014, compensation expense charged to income was $92 million and $67 million, respectively.

The amount of unrecognized compensation expense for all non-vested share-based awards as of March 31, 2015 was approximately $247 million, which is expected to be recognized over a weighted-average remaining life of approximately 2.1 years. As an incentive to encourage post-acquisition employee retention, certain pre-acquisition equity awards of CareFusion were converted into either BD restricted stock awards or BD stock options, as applicable, as of the acquisition date, with substantially the same terms and conditions as were applicable under such CareFusion awards immediately prior to the acquisition date. Included in the unrecognized compensation expense noted above is $70 million associated with these replacement awards. As of March 31, 2015, there were approximately 3 million of such replacement awards outstanding.

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

Net pension and postretirement cost included the following components for the three months ended March 31:

	Pension Plans		Other Postretirement Benefits
(Millions of dollars)	2015	2014	2015	2014
Service cost	$19	$18	$1	$1
Interest cost	21	23	2	2
Expected return on plan assets	(30)	(31)	—	—
Amortization of prior service credit	(4)	(4)	(1)	(1)
Amortization of loss	17	12	1	1

Net pension and postretirement cost	$23	$18	$2	$2

Net pension and postretirement cost included the following components for the six months ended March 31:

	Pension Plans		Other Postretirement Benefits
(Millions of dollars)	2015	2014	2015	2014
Service cost	$38	$35	$2	$2
Interest cost	43	46	4	5
Expected return on plan assets	(61)	(62)	—	—
Amortization of prior service credit	(8)	(8)	(2)	(2)
Amortization of loss	34	24	1	1

Net pension and postretirement cost	$46	$35	$4	$6

The amounts provided above for amortization of prior service credit and amortization of loss represent the reclassifications of prior service credits and net actuarial losses that were recognized in Accumulated other comprehensive (loss) income in prior periods.

Postemployment benefit costs were $10 million and $12 million for the three-month periods ended March 31, 2015 and 2014, respectively. Postemployment benefit costs were $21 million and $23 million for the six-month periods ended March 31, 2015 and 2014, respectively. During the fourth quarter of fiscal year 2014, the Company recognized a $36 million charge associated with unusually broad and significant workforce reduction actions that were not contemplated when the postemployment benefit plan obligation was measured on September 30, 2013. As of March 31, 2015, the Company’s remaining liability relating to these workforce reductions was $17 million. During the second quarter of fiscal year 2015, the Company recognized a $34 million charge for employee termination costs in connection with its acquisition of CareFusion. The Company’s liability relating to these actions was $4 million at March 31, 2015. Additional disclosures regarding the CareFusion acquisition are provided in Note 9.

Note 9 – Acquisitions

CareFusion Corporation

Overview of Transaction and Consideration Transferred

On March 17, 2015, pursuant to a definitive agreement announced on October 5, 2014, the Company acquired a 100% interest in CareFusion, a global medical technology company with a comprehensive portfolio of products in the areas of medication management, infection prevention, operating room and procedural effectiveness, and respiratory care, to create a global leader in medication management and patient safety solutions. Under the terms of the transaction, CareFusion shareholders received $49.00 in cash and 0.0777 of a share of the Company for each share of CareFusion. The value of the total consideration transferred for accounting purposes was based on the closing share price of the Company’s stock on the last trading day prior to the closing date of the transaction. The fair value of consideration transferred was $12.538 billion and consisted of the components below.

(Millions of dollars)
Cash consideration	$10,085
Noncash consideration-fair value of shares issued	2,269
Noncash consideration-fair value of stock options and other equity awards	184

Total consideration transferred	$12,538

The acquisition date fair value of the Company’s ordinary shares issued to CareFusion shareholders was calculated per the following (shares in millions):

(Millions of dollars, except per share data)
Total CareFusion shares outstanding	205.3
Conversion factor	0.0777

Number of the Company’s shares issued	15.9
Closing price of the Company’s stock on March 16, 2015	$142.29

Fair value of the Company’s issued shares	$2,269

Additional disclosures regarding the financing arrangements the Company entered into to fund the cash portion of the consideration transferred relative to this acquisition are provided in Note 13.

Allocation of Consideration Transferred to Net Assets Acquired

The Company is in the process of finalizing the allocation of the purchase price to the individual assets acquired and liabilities assumed. The preliminary allocations of the purchase price below as of March 31, 2015 provide a reasonable basis for estimating the fair values of assets acquired and liabilities assumed. These provisional estimates will be adjusted upon the availability of further information regarding events or circumstances which existed at the acquisition date and such adjustments may be significant.

All of the assets acquired and liabilities assumed in this acquisition have been allocated to the Company’s Medical segment.

(Millions of dollars)
Cash and equivalents	$1,903
Trade receivables, net	486
Inventories	822
Net investment in sales-type leases	1,209
Property, plant and equipment	496
Customer relationships	3,550
Developed technology	2,510
Trade name and trademarks	450
Other intangible assets	228
Other assets	344

Total identifiable assets acquired	11,998

Long-term debt	(2,181)
Deferred tax liabilities	(3,081)
Other liabilities	(760)

Total liabilities assumed	(6,022)

Net identifiable assets acquired	5,976

Goodwill	6,562

Net assets acquired	$12,538

Net Investment in Sales-Type Leases Acquired

The fair value of the net investment in sales-type leases acquired was based upon a determination that the interest rate implicit in the lease contract portfolio represented a market interest rate as well as a determination that the residual value of the overall lease contract portfolio represents fair market value.

Identifiable Intangible Assets Acquired

The customer relationships asset acquired represented CareFusion’s contractual relationships with its customers.

The fair value of these customer relationships was determined based on the present value of projected cash flows utilizing an income approach with a risk-adjusted discount rate of 11%. The amortization period of the customer relationships was determined to be 15 years and this period corresponds with the weighted average of lives determined for the product technology which underlies the customer contracts.

The developed technology assets acquired represented CareFusion’s developed technologies in the areas of medication management, infection prevention, operating room and procedural effectiveness, and respiratory care. The technologies’ fair values were determined based on the present value of projected cash flows utilizing an income approach with a risk-adjusted discount rate of 11%. The technologies will be amortized over a weighted-average amortization period of 12 years, which is the weighted average period over which the technologies are expected to generate substantial cash flows.

The trade name and trademark assets acquired represented the value of registered trademarks protecting the intellectual property underlying CareFusion’s product technologies. The fair value of the trade name and trademark represents the present value of projected cash flows, specifically the estimated cost savings from not being required to pay royalties for use of these intellectual properties, utilizing an income approach with a risk-adjusted discount rate of 11%.

Other intangible assets acquired included $150 million relating to acquired in-process research and development assets representing development projects relating to various product technologies. The probability of success associated with the projects, based upon the applicable technological and commercial risk, was assumed to be 80% to 85%, depending upon the project. The projects’ fair values were determined based on the present value of projected cash flows utilizing an income approach with a risk-adjusted discount rate of 12%. The launches of the various projects are expected to occur from 2016 to 2022.

Other Liabilities Assumed

The balance of other liabilities assumed included a $36 million liability recorded due to a recall relating to AVEA® ventilators, which is one of CareFusion’s respiratory solutions products. The liability represents the costs expected to be incurred in connection with voluntary field corrections for a portion of the installed base of ventilators.

Goodwill

Goodwill typically results through expected synergies from combining operations of an acquiree and an acquirer, as well as from intangible assets that do not qualify for separate recognition. The goodwill recognized as a result of this acquisition includes, among other things, the value of combining the complementary product portfolios of the Company and CareFusion to offer integrated medication management solutions and smart devices. Synergies are expected from combining the two companies’ products to meet unmet needs in hospitals, hospital pharmacies and alternate sites of care to increase efficiencies, reduce medication administration errors and improve patient and healthcare worker safety. Synergies are also expected to result from solid positions in patient safety to maximize outcomes in infection prevention, respiratory care, and acute care procedural effectiveness. No portion of goodwill from this acquisition is currently expected to be deductible for tax purposes.

Financing, Transaction, Integration and Restructuring Costs

In connection with the acquisition, the Company incurred financing, transaction, integration and restructuring costs throughout the first six months of fiscal year 2015. The financing costs totaled $58 million and $102 million for the three and six months ended March 31, 2015, respectively, and were recorded as Interest expense. Transaction costs of $33 million and $43 million for the three and six months ended March 31, 2015, respectively, and integration costs of $18 million and $31 million for the three and six months ended March 31, 2015, respectively, were recorded as Acquisition-related costs, and consisted of legal, advisory and other costs. Restructuring costs were $62 million for both the three and six-month periods ended March 31, 2015. These costs were also recorded as Acquisition-related costs, and included $34 million of employee termination costs, $18 million of accelerated share-based compensation expense, and $10 million of other restructuring costs. See Note 8 for further discussion of the employee termination costs. The Company is in the process of executing its integration plans to combine businesses, sales organizations, systems and locations and, as a result, the Company is expected to continue to incur fairly substantial integration costs through to fiscal year 2016.

Unaudited Pro Forma Information

The acquisition was accounted for under the acquisition method of accounting for business combinations. The operating activities from the acquisition date through March 31, 2015 were not material to the Company’s consolidated results of operations. As such, CareFusion’s operating results will be included in the Company’s consolidated results of operations beginning on April 1, 2015.

The following table provides the pro forma results for the three and six-month periods ended March 31, 2015 and 2014 as if CareFusion had been acquired as of October 1, 2013.

	Three Months Ended March 31,		Six Months Ended March 31,
(Millions of dollars, except per share data)	2015	2014	2015	2014

Revenues	$3,048	$3,040	$6,168	$5,976

Net Income	$273	$287	$644	$560

Diluted Earnings per Share	$1.27	$1.34	$3.00	$2.61

The pro forma results above reflect the following adjustments, which were adjusted for the applicable tax impact to derive the net income amounts above:

•	Additional amortization expense related to the fair value of intangible assets acquired;

•	Additional depreciation expense related to the fair value of property, plant and equipment acquired;

•	Additional interest expense and financing costs associated with the Company’s financing arrangements relating to this acquisition, as well as the adjustment to interest expense relating to the fair value of long-term debt assumed;

•	Elimination of one-time financing fees, transaction, integration and restructuring costs incurred relative to this acquisition;

•	Exclusion of the income statement effects of the fair value adjustments to inventory and deferred revenue obligations acquired as such adjustments are not recurring in nature.

The pro forma results do not include any anticipated cost savings or other effects of the planned integration of CareFusion. Accordingly, the pro forma results above are not necessarily indicative of the results that would have been if the acquisition had occurred on the dates indicated, nor are the pro forma results indicative of results which may occur in the future.

Other Transactions

During the first quarter of fiscal year 2015, the Company acquired GenCell Biosystems (“GenCell”), a privately-held Irish biotech company that has developed proprietary technologies that address key biological analysis protocols including library preparation of Next Generation Sequencing and genotyping applications. During the second quarter of fiscal year 2015, the Company acquired CRISI, a San Diego-based medical technology company dedicated to improving the safety and delivery of IV injectable medications.

Note 10 – Intangible Assets

Intangible assets consisted of:

	March 31, 2015		September 30, 2014
(Millions of dollars)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets
Customer relationships	$3,565	$2	$10	2
Developed technology	3,406	378	893	379
Product rights	126	31	148	31
Patents, trademarks, and other	791	186	259	182

Amortized intangible assets	$7,888	$598	$1,308	$594

Unamortized intangible assets
Acquired in-process research and development	$264		$44
Trademarks	2		2

Unamortized intangible assets	$266		$46

Additional information regarding the increases to the intangible asset classes detailed above as a result of the CareFusion acquisition is provided in Note 9. The increase to developed technology assets additionally included $49 million of assets recognized upon the Company’s acquisition of CRISI in the second quarter of fiscal year 2015. The increase in acquired in-process research and development project assets additionally included $81 million of assets recognized upon the Company’s acquisition of Gen Cell in the first quarter of fiscal year 2015. Intangible amortization expense for the three months ended March 31, 2015 and 2014 was $20 million and $21 million, respectively. Intangible amortization expense for the six months ended March 31, 2015 and 2014 was $40 million and $42 million, respectively.

The following is a reconciliation of goodwill by business segment:

(Millions of dollars)	Medical		Life Sciences		Total
Goodwill as of September 30, 2014	$482		$608		$1,090
Acquisitions	6,569	(A)	64	(B)	6,632
Currency translation/other (C)	(44)		(14)		(58)

Goodwill as of March 31, 2015	$7,006		$657		$7,663

(A)	Primarily represents goodwill recognized upon the Company’s acquisition of CareFusion in the second quarter of fiscal year 2015. Additional disclosures regarding the CareFusion acquisition are provided in Note 9. Also includes $6 million of goodwill recognized upon the Company’s acquisition of CRISI in the second quarter of fiscal year 2015.
(B)	Represents goodwill recognized upon the Company’s acquisition of GenCell in the first quarter of fiscal year 2015.
(C)	Includes amounts resulting from foreign currency translation as well as acquisition accounting adjustments.

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

The total notional amounts of the Company’s outstanding foreign exchange contracts as of March 31, 2015 and September 30, 2014 were $2.6 billion and $1.8 billion, respectively.

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

Changes in the fair value of the interest rate swaps designated as cash flow hedges (i.e., hedging the exposure to variability in expected future cash flows that is attributable to a particular risk) are offset by amounts recorded in Other comprehensive income (loss). If interest rate derivatives designated as cash flow hedges are terminated, the balance in Accumulated other comprehensive income (loss) attributable to those derivatives is reclassified into earnings over the remaining life of the hedged debt. The net realized loss related to terminated interest rate swaps expected to be reclassified and recorded in Interest expense within the next 12 months is $6 million, net of tax. The Company had no outstanding interest rate swaps designated as cash flow hedges as of March 31, 2015 or as of September 30, 2014.

The total notional amount of the Company’s outstanding interest rate swaps designated as fair value hedges was $375 million at March 31, 2015 and September 30, 2014. The outstanding swaps represent fixed-to-floating interest rate swap agreements the Company entered into, in March and September 2014, to convert the interest payments on $375 million of the Company’s 3.125% notes, due November 8, 2021, from the fixed rate to a floating interest rate based on LIBOR. Changes in the fair value of the interest rate swaps offset changes in the fair value of the fixed rate debt. The gain recorded on these fair value hedges and the offsetting loss recorded on the underlying debt instrument was $6 million for the three months ended March 31, 2015 and $16 million for the six months ended March 31, 2015.

Other Risk Exposures

The Company purchases resins, which are oil-based components used in the manufacture of certain products. Significant increases in world oil prices that lead to increases in resin purchase costs could impact future operating results. From time to time, the Company has managed price risks associated with these commodity purchases. The Company had no outstanding commodity derivative contracts designated as cash flow hedges as of March 31, 2015 and September 30, 2014.

Effects on Consolidated Balance Sheets

The location and amounts of derivative instrument fair values in the consolidated balance sheet are segregated below between designated, qualifying hedging instruments and ones that are not designated for hedge accounting.

(Millions of dollars)	March 31, 2015	September 30, 2014
Asset derivatives-designated for hedge accounting
Interest rate swaps	$16	$3

Asset derivatives-undesignated for hedge accounting
Forward exchange contracts	12	20

Total asset derivatives (A)	$28	$23

Liability derivatives-undesignated for hedge accounting
Forward exchange contracts	80	14

Total liability derivatives (B)	$80	$14

(A)	All asset derivatives are included in Prepaid expenses, deferred taxes and other.
(B)	All liability derivatives are included in Payables and accrued expenses.

Effects on Consolidated Statements of Income

Cash flow hedges

Losses of $8 million were recognized in Other comprehensive income (loss) for the six months ended March 31, 2015. These losses were attributable to interest rate swaps, with a total notional amount of $2.3 billion that were entered into during the first quarter of fiscal year 2015 to partially hedge interest rate risk associated with the anticipated issuance of senior unsecured notes in connection with the Company’s acquisition of CareFusion. These swaps were designated as hedges of the variability in interest payments attributable to changes in the benchmark interest rate during the period preceding the Company’s issuance of the notes. The swaps were terminated at losses, concurrent with the pricing of notes issued in December 2014, and the realized losses will be amortized over the lives of the notes with an offset to Interest expense. There were no amounts recognized in other comprehensive income relating to cash flow hedges for the three months ended March 31, 2015 and 2014 or for the six months ended March 31, 2014. Additional disclosures regarding amounts recognized in the consolidated statements of income for the three and six months ended March 31, 2015 and 2014 relating to cash flow hedges are provided in Note 3. Additional disclosures regarding the acquisition of CareFusion are provided in Note 9 and additional disclosures regarding the Company’s debt issuance during the first quarter of fiscal year 2015 are provided in Note 13.

Undesignated hedges

The location and amount of gains and losses recognized in income on derivatives not designated for hedge accounting were as follows:

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
		Three Months Ended March 31,		Six Months Ended March 31,
(Millions of dollars)		2015	2014	2015	2014
Forward exchange contracts (A)	Other income (expense), net	$(94)	$(1)	$(96)	$5

(A)	The gains and losses on forward contracts and currency options utilized to hedge the intercompany transactional foreign exchange exposures are largely offset by gains and losses on the underlying hedged items in Other income (expense), net.

Note 12 – Financial Instruments and Fair Value Measurements

The fair values of financial instruments, including those not recognized on the statement of financial position at fair value, carried at March 31, 2015 and September 30, 2014 are classified in accordance with the fair value hierarchy in the following tables:

		Basis of Fair Value Measurement
(Millions of dollars)	March 31, 2015 Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Institutional money market investments	$1,175	$1,175	$—	$—
Interest rate swaps	16	—	16	—
Forward exchange contracts	12	—	12	—

Total Assets	$1,203	$1,175	$28	$—

Liabilities
Forward exchange contracts	$80	$—	$80	$—
Contingent consideration liabilities	49	—	—	49

Total Liabilities	$129	$—	$80	$49

		Basis of Fair Value Measurement
(Millions of dollars)	September 30, 2014 Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Institutional money market investments	$1,040	$1,040	$—	$—
Interest rate swaps	3	—	3	—
Forward exchange contracts	20	—	20	—

Total Assets	$1,063	$1,040	$23	$—

Liabilities
Forward exchange contracts	$14	$—	$14	$—
Contingent consideration liabilities	14	—	—	14

Total Liabilities	$29	$—	$14	$14

The Company’s institutional money market accounts permit daily redemption and the fair values of these investments are based upon the quoted prices in active markets provided by the holding financial institutions. The Company’s remaining cash equivalents were $737 million and $821 million at March 31, 2015 and September 30, 2014, respectively. Short-term investments are held to their maturities and are carried at cost, which approximates fair value. The cash equivalents consist of liquid investments with a maturity of three months or less and the short-term investments consist of instruments with maturities greater than three months and less than one year.

The Company measures the fair value of forward exchange contracts and interest rate swaps based upon the present value of expected future cash flows using market-based observable inputs including credit risk, interest rate yield curves, foreign currency spot prices and forward prices.

Long-term debt is recorded at amortized cost. The fair value of long-term debt is measured based upon quoted prices in active markets for similar instruments, which are considered Level 2 inputs in the fair value hierarchy. The fair value of long-term debt was $12.8 billion and $4.1 billion at March 31, 2015 and September 30, 2014, respectively.

The contingent consideration liabilities were recognized as part of the consideration transferred by the Company for certain acquisitions. The fair values of the contingent consideration liabilities were estimated using probability-weighted discounted cash flow models that were based upon the probabilities assigned to the contingent events. The estimated fair values of the contingent consideration liabilities are remeasured at each reporting period based upon increases or decreases in the probability of the contingent payments. The increase to the total contingent consideration liability in the six months ended March 31, 2015 was mostly attributable to a contingent consideration liability of $36 million recognized in connection with the Company’s acquisition of GenCell in the first quarter of fiscal year 2015.

The Company’s policy is to recognize any transfers into fair value measurement hierarchy levels and transfers out of levels at the beginning of each reporting period. There were no transfers in and out of Level 1, Level 2 or Level 3 measurements for the three and six months ended March 31, 2015 and 2014.

Note 13 – Debt

As disclosed in Note 9, the Company acquired CareFusion on March 17, 2015. As part of its plan for financing the cash requirements relative to this acquisition, the Company issued senior unsecured notes in December 2014 with a total aggregate principal amount of $6.2 billion. Details regarding this debt issuance were as follows:

Interest Rate and Maturity	Aggregate Principal Amount (Millions of dollars)
Floating Rate Notes due June 15, 2016	$750
1.800% Notes due December 15, 2017	1,250
2.675% Notes due December 15, 2019	1,250
3.734% Notes due December 15, 2024	1,750
4.685% Notes due December 15, 2044	1,200

Total long-term debt issued in connection with CareFusion acquisition	$6,200

Also in December 2014, the Company entered into a 364-day term loan agreement that provides for a $1 billion term loan facility, the proceeds under which could only be used to pay the cash consideration due pursuant to the CareFusion acquisition agreement, as well as to pay financing fees, other related fees and other expenses associated with the CareFusion acquisition. Borrowings of $1 billion were outstanding under this term loan facility at March 31, 2015. In April 2015, the Company made a $650 million principal payment to reduce the outstanding balance of this term loan facility.

Concurrent with the execution of the agreement to acquire CareFusion, the Company secured $9.1 billion of fully committed bridge financing to ensure its ability to fund the cash portion of consideration due under the agreement, as well as to pay fees and expenses related to the acquisition. This bridge credit agreement was terminated upon the closing of the CareFusion acquisition in March 2015.

In January 2015, in anticipation of the closing of the CareFusion acquisition, the Company entered into a commercial paper program under which it may issue up to $1 billion in short-term, unsecured commercial paper notes. A former commercial paper program which had been in place to meet short-term financing needs was terminated in February 2015 and the outstanding borrowings of $200 million under the former program were rolled into the new commercial paper program. Borrowings of $700 million were outstanding under the current commercial paper program at March 31, 2015, of which $500 million has been used to finance the Company’s acquisition of CareFusion and to pay related fees and expenses.

Upon the closing of the CareFusion acquisition in March 2015, the Company assumed the indebtedness of CareFusion, including senior unsecured notes with an aggregate principal amount of $2 billion, which was recorded on the acquisition date at a fair value of $2.181 billion. In March 2015, subsequent to closing the acquisition of CareFusion, the Company commenced offers to exchange all validly tendered and accepted notes issued by CareFusion for notes to be issued by the Company. This offer expired in April 2015 and the aggregate principal amounts below of each series of the CareFusion notes were validly tendered and exchanged for notes issued by the Company. Following the exchange of the notes, the aggregate principal amount of CareFusion notes that remain outstanding across the five series is $51 million.

Interest Rate and Maturity	Aggregate Principal Amount (Millions of dollars)	Percentage of Total Outstanding Principal Amount of such Series of Existing Notes
1.450% senior notes due May 15, 2017	$293	97.64%
6.375% senior notes due August 1, 2019	665	95.00%
3.300% senior notes due March 1, 2023	294	97.95%
3.875% senior notes due May 15, 2024	397	99.37%
4.875% senior notes due May 15, 2044	300	99.96%

Total senior notes issued under exchange offer	$1,949

Note 14 – Financing Receivables

As disclosed in Note 9, the net assets acquired in the Company’s acquisition of CareFusion included a $1.209 billion net investment in sales-type leases which primarily arose from the leasing of dispensing equipment. The methodology for determining the allowance for credit losses for these financing receivables is based on the collective population and is not stratified by class or portfolio segment. Allowances for credit losses on the entire portfolio are recorded based on historical experience loss rates and the potential impact of anticipated changes in business practices, market dynamics, and economic conditions. Allowances for individual balances are recorded based on the evaluation of customers’ specific circumstances. No interest is accrued on past due financing receivables, which are generally considered past due 30 days after the billing date. Amounts are written off against the allowance for credit losses when determined to be uncollectible.

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

Company Overview

Becton, Dickinson and Company (“BD”) is a global medical technology company engaged principally in the development, manufacture and sale of a broad range of medical supplies, devices, laboratory equipment and diagnostic products used by healthcare institutions, life science researchers, clinical laboratories, the pharmaceutical industry and the general public. Effective October 1, 2014, BD’s organizational structure was realigned to better complement its customer-focused solutions strategy and is now based upon two worldwide business segments, BD Medical (“Medical”) and BD Life Sciences (“Life Sciences”). The composition of the Medical segment remained unchanged and the Life Sciences segment consists of the former BD Diagnostics and BD Biosciences segments. The commentary provided further below reflects this two-segment organizational structure and additional discussion regarding this organization realignment is provided in Note 6 in the Notes to Condensed Consolidated Financial Statements.

BD’s products are manufactured and sold worldwide. Our products are marketed in the United States and internationally through independent distribution channels and directly to end-users by BD and independent sales representatives. We organize our operations outside the United States as follows: Europe (which includes the Middle East and Africa); Greater Asia (which includes Japan and Asia Pacific); Latin America (which includes Mexico and Brazil) and Canada. We continue to pursue growth opportunities in emerging markets, which include the following geographic regions: Eastern Europe, the Middle East, Africa, Latin America and Asia Pacific. We are particularly focused on certain countries whose economic and healthcare sectors are growing rapidly, in particular: China, India, Brazil and Turkey.

Acquisition of CareFusion

On March 17, 2015, pursuant to a definitive agreement announced on October 5, 2014, BD acquired a 100% interest in CareFusion Corporation (“CareFusion”) for total consideration of approximately $12.5 billion to create a global leader in medication management and patient safety solutions. The operating activities of CareFusion from the acquisition date through March 31, 2015 were not material to BD’s consolidated results of operations and as such, CareFusion’s operating results will be included in BD’s consolidated results of operations beginning on April 1, 2015. CareFusion will operate as part of our Medical segment, which will be realigned to include the following organizational units, in addition to the Diabetes Care and Pharmaceutical Systems units: Medication Management Solutions; Medication and Procedural Solutions, which will encompass BD’s former Medical Surgical Systems unit; and Respiratory Solutions. Additional discussion regarding this acquisition is provided in Note 9 in the Notes to Condensed Consolidated Financial Statements and disclosures regarding BD’s financing arrangements relating to this transaction are provided in Note 13 in the Notes to Condensed Consolidated Financial Statements.

Overview of Financial Results and Financial Condition

Second quarter revenues decreased 1.0% to $2.051 billion from the prior year’s period and reflected unfavorable foreign currency translation of approximately 5.9%, volume increases of approximately 5.0% and price decreases of approximately 0.1%. The current-year period’s revenues reflected solid growth in both segments and continued strong sales of safety-engineered products. Medical segment revenue growth in the second quarter was driven primarily by strong sales in the Medical Surgical Systems unit, reflecting strong international growth in sales of safety-engineered products. Medical segment revenue growth in the quarter was partially offset by unfavorable comparisons to the prior year’s quarter for the Diabetes Care and Pharmaceutical Systems units. Revenue growth in the Life Sciences segment was primarily driven by strong sales in the Diagnostic Systems unit. Growth in the Preanalytical Systems unit’s sales was driven by sales of safety-engineered products and geographic expansion. Revenue growth in the Life Sciences segment’s Biosciences unit was unfavorably impacted by delayed government funding in Japan. Revenue growth in emerging markets for the second quarter was unfavorably impacted by order timing and a weakening of the Brazilian economy. Second quarter sales in the United States of safety-engineered devices of $294 million increased 2.2% compared with the prior year’s quarter, reflecting growth in our Life Sciences segment’s safety-engineered sales. Second quarter international sales of safety-engineered devices of $256 million grew 5.2% over the prior year’s period, including an estimated 11.1% unfavorable impact due to foreign currency translation. International safety-engineered device revenue growth was driven by good performance in Western Europe and emerging markets.

We continue to invest in research and development, geographic expansion, and new product promotions to drive further revenue and profit growth. Our ability to sustain our long-term growth will depend on a number of factors, including our ability to expand our core business (including geographical expansion), develop innovative new products, and continue to improve operating efficiency and organizational effectiveness, including the integration of CareFusion. While the economic environment for the healthcare industry has stabilized, pricing pressures continue for some of our products. Healthcare utilization has stabilized and slightly improved in the United States; however, any destabilization in the future could adversely impact our U.S. businesses. Additionally, macroeconomic challenges in Europe continue to constrain healthcare utilization, although we currently view the environment as stable. In emerging markets, the Company’s growth is dependent on government funding for healthcare systems.

Our financial position remains strong, with cash flows from operating activities totaling $514 million in the first six months of fiscal year 2015. At March 31, 2015, we had $2.0 billion in cash and equivalents and short-term investments. We continued to return value to our shareholders in the form of dividends. During the first six months of fiscal year 2015, we paid cash dividends of $232 million. No shares were repurchased during the first six months of fiscal year 2015 and no share repurchases are planned for the remainder of fiscal year 2015 as our share repurchase program has been suspended in connection with the CareFusion acquisition.

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

Reflected in the financial results for the three and six-month periods of fiscal years 2015 and 2014 are the following specified items:

	Three months ended March 31,		Six months ended March 31,
(Millions of dollars)	2015	2014	2015	2014

Financing costs (A)	$58	$—	$102	$—
Transaction costs (A)	33	—	43	—
Integration costs (A)	18	—	31	—
Restructuring costs (A)	62	—	62	—
Purchase accounting adjustments (B)	9	19	27	37
Research and development charges (C)	—	20	—	20
Litigation-related charge (D)	—	—	12	—
Other specified items, net (E)	—	2	—	2

Total specified items	180	41	277	60
Tax impact of specified items	77	14	108	19

After-tax impact of specified items	$102	$28	$169	$40

(A)	Represents financing, transaction, integration and restructuring costs associated with the CareFusion acquisition. The financing costs were recorded in Interest expense. The transaction, integration and restructuring costs were recorded in Acquisition-related costs. For further discussion, refer to Note 9 in the Notes to Condensed Consolidated Financial Statements.
(B)	Includes the non-cash expense associated with the amortization of acquisition-related identifiable intangible assets. BD’s amortization expense is primarily recorded in Costs of products sold. The adjustment for the three and six months ended March 31, 2015 also reflected a pre-tax acquisition-date accounting gain of $9 million on the previously held investment in CRISI Medical Systems, Inc., a company BD fully acquired in March 2015.
(C)	Represents a charge recorded by our Life Sciences segment for asset write-offs primarily resulting from the discontinuance of an instrument product development program. The asset write-offs were largely attributable to capitalized product software, but also included a lesser amount attributable to fixed assets.
(D)	Represents a charge for RTI’s attorneys’ fees, recorded in Selling and administrative expense, associated with the unfavorable verdict returned in the antitrust and false advertising lawsuit RTI filed against BD. For further discussion, refer to Note 5 in the Notes to Condensed Consolidated Financial Statements.
(E)	Includes an $11 million charge recorded by our Life Sciences segment in Selling and administrative expense for contract termination costs that resulted from the early termination of a European distributor arrangement. Also includes a gain of $8 million in Other income (expense), net, resulting from the sale of a company in which we held a small equity ownership interest.

Results of Operations

Revenues

Refer to Note 6 in the Notes to Condensed Consolidated Financial Statements for segment financial data.

Medical Segment

The following is a summary of second quarter Medical revenues by organizational unit:

	Three months ended March 31,
(Millions of dollars)	2015	2014	Total Change	Estimated FX Impact

Medical Surgical Systems	$565	$551	2.5%	(5.0)%
Diabetes Care	247	251	(1.7)%	(5.8)%
Pharmaceutical Systems	294	314	(6.4)%	(9.0)%

Total Medical Revenues	$1,106	$1,116	(0.9)%	(6.3)%

Medical segment revenue growth reflected strong growth in international sales of safety-engineered products in the Medical Surgical Systems unit. Revenues for the Diabetes Care unit reflected solid growth in sales of pen needles, partially offset by an unfavorable comparison due to relatively strong sales in the prior-year period. The Pharmaceutical Systems unit’s revenue growth reflected growth attributable to its self-injection system and syringe-based safety device products, which was partially offset by an unfavorable comparison due to relatively strong sales in the prior year’s quarter. Global sales of safety-engineered products were $281 million, as compared with $263 million in the prior year’s quarter, and included an estimated $13 million unfavorable impact due to foreign currency translation. Total Medical revenues for the six-month period ended March 31, 2015 decreased by 0.1% from the prior-year six-month period, including an estimated 4.9% unfavorable impact from foreign currency translation. For the six-month period ended March 31, 2015, global sales of safety-engineered products were $577 million, compared with $548 million in the prior year’s period, and included an estimated $21 million unfavorable impact due to foreign currency translation.

Medical operating income for the second quarter was $328 million, or 29.7% of Medical revenues, compared with $317 million, or 28.4% of segment revenues, in the prior year’s quarter. Gross profit margin was higher in the current quarter than the second quarter of 2014 primarily due to lower manufacturing costs resulting from continuous improvement projects and favorable foreign currency translation. Selling and administrative expense as a percent of Medical revenues in the second quarter of 2015 was higher as compared with the second quarter of 2014 primarily due to increases in spending for expansion in emerging markets. Research and development expenses for the quarter decreased $7 million, or 16% below the prior year’s period. This decrease is primarily attributable to reduced costs resulting from the termination of a program in the third quarter of fiscal year 2014 and the favorable impact realized by the Pharmaceutical Systems unit due to a European research and development-related tax incentive. Segment operating income for the six-month period was $632 million, or 29.0% of Medical revenues, compared with $611 million, or 28.0%, in the prior year’s period.

Life Sciences Segment

The following is a summary of second quarter Life Sciences revenues by organizational unit:

	Three months ended March 31,
(Millions of dollars)	2015	2014	Total Change	Estimated FX Impact

Preanalytical Systems	$339	$342	(1.0)%	(5.5)%
Diagnostic Systems	318	311	2.2%	(5.6)%
Biosciences	289	302	(4.5)%	(5.3)%

Total Life Sciences Revenues	$945	$956	(1.1)%	(5.5)%

Life Sciences segment revenue growth for the quarter was primarily driven by growth in the Diagnostic Systems and Preanalytical Systems units. Revenue growth in the Diagnostic Systems unit reflected strong clinical microbiology sales. The Preanalytical Systems unit’s revenue growth was driven by strong sales of safety-engineered products as well as by emerging markets. Global sales of safety-engineered products in the Preanalytical Systems unit totaled $269 million, compared with $268 million in the prior year’s quarter, and included an estimated $14 million unfavorable impact due to foreign currency translation. The Biosciences unit’s revenue growth reflected strong growth in sales of instruments in the United States and Western Europe was unfavorably impacted by delayed government funding in Japan. Total Life Sciences revenues for the six-month period ended March 31, 2015 increased by 0.9% from the prior-year six-month period, including an estimated 4.6% unfavorable impact from foreign currency translation. For the six-month period ended March 31, 2015, global sales of safety-engineered products in the Preanalytical Systems unit were $547 million, compared with $540 million in the prior year’s period, and included an estimated $23 million unfavorable impact due to foreign currency translation.

Life Sciences operating income for the second quarter was $200 million, or 21.1% of Life Sciences revenues, compared with $198 million, or 20.7% of segment revenues, in the prior year’s quarter. Gross profit margin was lower in the second quarter of fiscal year 2015 compared with the second quarter of 2014 due to unfavorable foreign currency translation and other various immaterial items. Selling and administrative expense as a percentage of Life Sciences revenues in the second quarter of 2015 was lower compared with the second quarter of 2014, primarily due to a favorable comparison to the prior-year period which reflected the charge relating to the early termination of a distributor arrangement, as previously discussed, partially offset by a reversal of bad debt expense, which is further discussed below. A decrease in research and development expense in the second quarter of 2015 of $9 million, or 11%, primarily reflected a favorable comparison to the prior-year period which included the asset write-off charge resulting from discontinuing an instrument product development program, as previously discussed. This favorable comparison was partially offset by increased spending in the quarter due to project timing. Segment operating income for the six-month period was $413 million, or 21.5% of Life Sciences revenues, compared with $432 million, or 22.7%, in the prior year’s period.

Geographic Revenues

BD’s worldwide second quarter revenues by geography were as follows:

	Three months ended March 31,
(Millions of dollars)	2015	2014	Total Change	Estimated FX Impact

United States	$863	$826	4.5%	—
International	1,188	1,246	(4.7)%	(9.9)%

Total Revenues	$2,051	$2,072	(1.0)%	(5.9)%

U.S. revenue growth in our Medical segment was attributable to strong growth in the Medical Surgical Systems unit. U.S. Medical segment growth was partially offset by unfavorable comparisons for the Diabetes Care and Pharmaceutical Systems units due to relatively strong sales in the prior-year period. U.S. revenue growth in our Life Sciences segment reflected strong growth across all of its units. Strong U.S. revenue growth in our Diagnostic Systems unit was driven by clinical microbiology sales. U.S. Life Sciences revenue growth also reflected strong sales of instruments and reagents in the Biosciences unit.

International revenue growth in the Medical segment reflected strong growth across all units and in safety-engineered product sales. International revenue growth in the Life Sciences segment reflected strong growth in the Diagnostic Systems unit which was partially offset by the unfavorable impact to its Biosciences unit’s revenues from delayed government funding in Japan. Emerging market revenues for the second quarter of $516 million represented an increase of 1.6% over the prior year’s quarter, including a 6.0% unfavorable impact due to foreign currency translation. Revenue growth in emerging markets for the second quarter was unfavorably impacted by order timing in China and other countries and a weakening of the Brazilian economy. Emerging market revenues accounted for approximately 25.2% of our total revenues in the second quarter of fiscal year 2015.

Gross Profit Margin and Operating Expenses

A summary of gross profit margin, selling and administrative expense and research and development expense for the three and six months ended March 31, 2015 and 2014 is as follows:

	Three months ended March 31,		Six months ended March 31,
	2015	2014	2015	2014
(Millions of dollars)

Gross profit margin %	51.0%	50.8%	51.0%	51.1%

Selling and administrative expense	$511	$525	$1,055	$1,056
% of revenues	24.9%	25.3%	25.7%	25.8%

Research and development expense	$129	$147	$258	$273
% of revenues	6.3%	7.1%	6.3%	6.7%

Gross profit margin

The increase in gross profit margin for the second quarter of 2015 compared with the prior-year period in 2014 primarily reflected a net favorable impact from operating performance of 20 basis points which was primarily driven by lower manufacturing costs from continuous improvement projects and favorable product mix, partially offset by higher pension costs. Gross profit margin for the second quarter of 2015 was not materially impacted by foreign currency translation.

The decrease in gross profit margin for the six-month period reflected an estimated unfavorable impact of 30 basis points relating to foreign currency translation. Operating performance was favorably impacted by approximately 20 basis points primarily due to lower manufacturing costs from continuous improvement projects and favorable product mix, partially offset by higher pension costs.

Selling and administrative expense

Selling and administrative expense in the current year’s period was favorably impacted by foreign currency translation of approximately $26 million. Aggregate expenses for the second quarter included higher costs of $14 million resulting from the expansion of our business in emerging markets and the global enterprise resource planning initiative to update our business information systems as well as higher pension costs. Aggregate expenses in the prior year’s quarter included the $11 million charge relating to the early termination of a distributor arrangement previously discussed as well as the favorable impact of a $6 million reversal of bad debt expense that was recorded upon receiving a payment relating to outstanding receivables due from the Spanish government.

Selling and administrative expense in the current year’s six-month period was favorably impacted by foreign currency translation of approximately $42 million. Aggregate expenses for the current year’s six-month period included increased spending of $34 million relating to the expansion of our business in emerging markets and the business information systems-related initiative, as discussed above. Also as noted above, aggregate expenses in the prior-year period included the early termination charge as well as the favorable impact of a bad debt reversal.

Research and development expense

The decrease in research and development expense for the second quarter, compared with the prior year’s period, reflected a favorable comparison to the prior-year period which included the $20 million asset write-off charge resulting from discontinuing a program in the Life Sciences segment, as previously discussed. Spending for the quarter also reflected a favorable comparison to the prior-year period due to the termination of a program by the Medical segment in the third quarter of fiscal year 2014 and the favorable impact of a European research and development-related tax incentive realized by the Pharmaceutical Systems unit. The decrease in research and development expense for the six-month period primarily reflected a favorable comparison to the prior-year period relating to the program terminations in both the Life Sciences and Medical segments, as noted above.

Acquisition-related costs

Acquisition-related costs were $113 million in the second quarter of fiscal year 2015, which reflected transaction, integration and restructuring costs of $33 million, $18 million and $62 million, respectively. Acquisition-related costs in the six-month period ending March 31, 2015 were $136 million which reflected transaction, integration and restructuring costs of $43 million, $31 million and $62 million, respectively. The transaction and integration costs in both the three and six-month periods reflected advisory, legal, and other costs incurred in connection with the CareFusion acquisition. The restructuring costs in the current quarter reflected employee termination costs, accelerated share-based compensation expense and other restructuring costs relating to the acquisition. For further discussion regarding these costs, refer to Notes 7, 8 and 9 in the Notes to Condensed Consolidated Financial Statements.

Net Interest Expense

The components of net interest expense were as follows:

	Three months ended March 31,		Six months ended March 31,
(Millions of dollars)	2015	2014	2015	2014

Interest expense	$(91)	$(33)	$(167)	$(67)
Interest income	8	10	19	24

Net interest expense	$(83)	$(23)	$(149)	$(43)

The increases in interest expense for the three and six-month periods of fiscal year 2015 compared with the prior year periods reflected $58 million and $102 million, respectively, of financing costs associated with the CareFusion acquisition. These costs included commitment fees for a bridge loan facility as well as the incremental pre-closing interest on the $6.2 billion of senior unsecured notes issued in December 2014. Additional disclosures regarding the bridge loan facility and debt issuance are provided in Note 13 in the Notes to Condensed Consolidated Financial Statements.

The decrease in interest income in the current year’s second quarter compared with the prior year’s period primarily reflected lower cash levels outside of the United States, partially offset by higher investment gains on assets related to our deferred compensation plans. The decrease in interest income in the current year’s six-month period compared with the prior year’s period primarily reflected lower cash levels outside of the United States and lower year-to-date investment gains on assets related to our deferred compensation plans. The offsetting movements in the deferred compensation plan liability were recorded in Selling and administrative expense.

Income Taxes

The income tax rate was 3.9% for the second quarter of fiscal year 2015 compared with 20.9% in the second quarter of fiscal year 2014. The effective income tax rate for the current year’s quarter would have been higher by 1740 basis points excluding the impact on BD’s income mix of the previously discussed specified items. The tax benefits on these items were higher due to an increase in our effective tax rate determined upon the acquisition of CareFusion. The six-month tax rate was 11.4% compared with the prior year’s rate of 22.7%. The effective income tax rate for the current year’s six-month period would have been higher by 980 basis points excluding the impact on BD’s income mix of the second quarter specified items, which, as discussed above, were affected by higher tax benefits, as well as the impact of previously discussed specified items recorded in the first quarter of fiscal year 2015. The decrease in the income tax rate for the six-month period of 2015 additionally reflected the extension of the U.S. research and development income tax credit, which was partially offset by the unfavorable impact of one-time discrete items.

Net Income and Diluted Earnings per Share

Net income and diluted earnings per share for the second quarter of 2015 were $216 million and $1.08, respectively. Net income and diluted earnings per share for the prior year’s second quarter were $287 million and $1.45, respectively. The current quarter’s earnings per share reflected an unfavorable impact of $0.51 relating to the previously discussed specified items, as well as an estimated unfavorable impact due to foreign currency translation of $0.10. Additionally, diluted earnings per share for the second quarter of 2015 reflected a dilutive impact of $0.02 from the shares BD issued, as part of the total consideration transferred upon the closing of the CareFusion acquisition, prior to the inclusion of CareFusion in our consolidated results of operations. Net income and diluted earnings per share for the six-month period of 2015 were $452 million and $2.28, respectively, compared with $558 million and $2.82, respectively, in the prior year’s period. The current quarter’s earnings per share reflected an unfavorable impact of $0.85 relating to the previously discussed specified items, as well as an estimated unfavorable impact due to foreign currency translation of $0.22. The dilutive impact of the shares issued upon the closing of the CareFusion acquisition was $0.02 for the six-month period of 2015.

Liquidity and Capital Resources

Net Cash Flows from Operating Activities

Cash generated from operations, along with available cash and cash equivalents, is expected to be sufficient to fund our normal operating needs for the remainder of fiscal year 2015. Normal operating needs in fiscal year 2015 include working capital, capital expenditures, and cash dividends. Net cash provided by operating activities was $514 million during the first six months of fiscal year 2015, compared with $768 million in the same period in 2014, and was primarily attributable to income from operations, as adjusted for depreciation and amortization. The current-period change in operating assets and liabilities was a net use of cash and primarily reflected higher levels of prepayments and inventory, partially offset by higher levels of accounts payable and accrued expenses. Net cash provided by operating activities in the first six months of both fiscal years 2015 and 2014 was reduced by changes in the pension obligation resulting primarily from discretionary cash contributions of $40 million in both of these periods.

Net Cash Flows from Investing Activities

Net cash used for investing activities for the first six months of the current year was $7.829 billion, compared with $498 million in the prior-year period. Cash inflows from the sales of investments of $813 million were attributable to the maturities of time deposits in Europe, Latin America and Asia Pacific. Cash outflows relating to acquisitions of $8.3 billion were primarily attributable to the completion of the CareFusion acquisition in the second quarter of fiscal year 2015. Cash outflows relating to acquisitions in the current year’s six-month period also included cash payments relating to our acquisitions of GenCell Biosystems and CRISI Medical Systems, Inc. in the first and second quarters of fiscal year 2015, respectively. Cash outflows relating to acquisitions were $40 million in the first six months of the prior year as a result of the Company’s acquisition of Alverix, Inc. in the second quarter of fiscal year 2014. Capital expenditures were $252 million in the first six months of fiscal year 2015 compared with $214 million in the prior-year period.

Net Cash Flows from Financing Activities

Net cash provided by financing activities for the first six months of fiscal year 2015 was $7.392 billion, compared with net cash used for financing activities of $422 million in the prior-year period.

Debt-related Activities

Net cash provided by financing activities in the current period included the proceeds from $6.2 billion of notes issued in December 2014 as well as $1.5 billion total proceeds from net borrowings under commercial paper programs and a term loan facility. These proceeds were used to finance the completion of our acquisition of

CareFusion in March 2015. For additional information regarding these financing arrangements, refer to Note 13 in the Notes to Condensed Consolidated Financial Statements and for additional information regarding the CareFusion acquisition, refer to Note 9 in the Notes to Condensed Consolidated Financial Statements.

Certain measures relating to our total debt, which was $13.8 billion at March 31, 2015 and $4.0 billion at September 30, 2014, were as follows:

	March 31, 2015	September 30, 2014
Short-term debt as a percentage of total debt	12.4%	5.1%
Weighted average cost of total debt	3.2%	3.7%
Total debt as a percentage of total capital*	58.0%	43.4%

*	Represents shareholders’ equity, net non-current deferred income tax liabilities, and debt.

Repurchase of Common Stock

There were no share repurchases during the first six months of fiscal year 2015 as our share repurchase program has been suspended throughout fiscal year 2015 in connection with our announced agreement to acquire CareFusion. For the first six months of fiscal year 2014, we repurchased approximately 2 million shares of our common stock for $213 million. At March 31, 2015, a total of approximately 9.1 million common shares remained available for purchase under the Board of Directors’ September 2013 repurchase authorization.

Cash and Short-term Investments

At March 31, 2015, total worldwide cash and short-term investments were approximately $2.0 billion, of which $1.5 billion was held in jurisdictions outside of the United States. We regularly review the amount of cash and short-term investments held outside the United States and currently intend to use such amounts to fund our international operations and their growth initiatives. However, if these amounts were moved out of these jurisdictions or repatriated to the United States, there could be adverse tax consequences.

Credit Facilities

In January 2015 and in connection with our agreement to acquire CareFusion, we entered into a commercial paper program which allows us to issue a maximum of $1 billion in notes. A former commercial paper program which had been in place to meet short-term financing needs was terminated in February 2015 and the outstanding borrowings of $200 million under the former program were rolled into the new commercial paper program. Also in connection with the CareFusion acquisition, we entered into a 364-day term loan agreement in December 2014 that provides for a $1.0 billion term loan facility. Under the financial covenants of the term loan facility, BD is required to maintain an interest expense coverage ratio (ratio of earnings as defined under the agreement to interest expense) of not less than 5-to-1 as of the last day of any fiscal quarter. Additionally, BD is required to maintain a leverage ratio (ratio of debt to earnings as defined under the agreement) as of the last day of any fiscal quarter of no greater than 4.75-to-1. We were in compliance with these covenants as of March 31, 2015.

At March 31, 2015, subsequent to the completion of the CareFusion acquisition on March 17, 2015, borrowings outstanding under the current commercial paper program and the term loan agreement were $700 million and $1 billion, respectively. In April 2015, we made a $650 million principal payment to reduce the outstanding balance on the term loan facility. The $9.1 billion of fully committed bridge financing we secured in the first quarter of fiscal year 2015, concurrently with our execution of the agreement to acquire CareFusion, was terminated upon completion of the acquisition. Additional disclosures regarding BD’s financing arrangements relating to the CareFusion acquisition are provided in Note 13 in the Notes to Condensed Consolidated Financial Statements.

We have available a $1 billion syndicated credit facility with an expiration date of May 2018. This credit facility, under which there were no borrowings outstanding at March 31, 2015, provides backup support for our commercial paper programs and can also be used for other general corporate purposes. It includes a provision that enables BD, subject to additional commitments made by the lenders, to access up to an additional $500 million in financing through the facility for a maximum aggregate commitment of $1.5 billion. The credit facility includes a single financial covenant that requires BD to maintain an interest expense coverage ratio of not less than 5-to-1 for the most recent four consecutive fiscal quarters. We were in compliance with this covenant as of March 31, 2015. In addition to the U.S. credit facilities discussed above, we have informal lines of credit outside the United States.

CareFusion Debt Assumed

Upon the closing of the CareFusion acquisition in March 2015, BD assumed senior unsecured notes issued by CareFusion with an aggregate principal amount of $2 billion. Subsequent to closing the acquisition, BD commenced offers to exchange these CareFusion notes for notes issued by BD and this exchange offer expired in April 2015. Additional disclosures regarding this exchange offer are provided in Note 13 in the Notes to Condensed Consolidated Financial Statements.

Access to Capital and Credit Ratings

Subsequent to BD’s announcement regarding our acquisition of CareFusion, the two major corporate debt rating organizations, Moody’s Investors Service (Moody’s) and Standard & Poor’s Ratings Services (S&P), provided guidance that they expected to downgrade our debt ratings as a result of the anticipated increase in BD’s net leverage. In December 2014, S&P downgraded BD’s long-term debt and commercial paper ratings from A to BBB+ and from A-1 to A-2, respectively. Following our announced completion of the CareFusion acquisition on March 17, 2015, Moody’s converted its provisional downgrade of BD’s long-term debt rating, from A3 to Baa2, to a definitive downgrade. Concurrently with these downgrade actions, BD’s ratings with both S&P and Moody’s were removed from further review.

BD’s credit ratings remain investment grade after these downgrades. As such, we do not expect these downgrades to have a significant impact on our liquidity or future flexibility to access additional liquidity given our strong balance sheet, our syndicated credit facility, and our commercial paper program. While such downgrades in our credit ratings may increase the costs associated with maintaining and borrowing under our existing credit arrangements, the downgrades do not affect our ability to draw on these credit facilities, nor do they result in an acceleration of the scheduled maturities of any outstanding debt. We believe that given our debt ratings, our financial management policies, our ability to generate cash flow and the non-cyclical, geographically diversified nature of our businesses, we would have access to additional short-term and long-term capital should the need arise. A rating reflects only the view of a rating agency and is not a recommendation to buy, sell or hold securities. Ratings can be revised upward or downward at any time by a rating agency if such rating agency decides that circumstances warrant such a change.

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

•	Weakness in the global economy and financial markets, and the potential adverse effect on the cost of operating our business, the demand for our products and services, the prices for our products and services due to increases in pricing pressure, or our ability to produce our products, including the impact on developing countries.

•	Deficit reduction efforts or other adverse changes in the availability of government funding for healthcare and research, particularly in the United States and Europe, that could further weaken demand for our products and result in additional pricing pressures, as well as create potential collection risks associated with such sales.

•	Risks relating to our acquisition of CareFusion, including our ability to successfully combine and integrate the CareFusion operations in order to obtain the anticipated benefits and costs savings from the transaction, and the significant additional indebtedness we incurred in connection with the financing of the acquisition and the impact this increased indebtedness may have on our ability to operate the combined company.

•	The consequences of the Patient Protection and Affordable Care Act in the United States, which implemented an excise tax on U.S. sales of certain medical devices, and which could result in reduced demand for our products, increased pricing pressures or otherwise adversely affect our business.

•	Future healthcare reform in the countries in which we do business that may involve changes in government pricing and reimbursement policies or other cost containment reforms.

•	Changes in domestic and foreign healthcare industry practices that result in a reduction in procedures using our products or increased pricing pressures, including the continued consolidation among healthcare providers and trends toward managed care and healthcare cost containment. For example, changes to guidelines providing for increased cervical cancer screening intervals has and may continue to negatively impact sales of our Women’s Health and Cancer platform.

•	Changes in reimbursement practices of third-party payers.

•	Our ability to penetrate emerging markets, which depends on local economic and political conditions, and how well we are able to acquire or form strategic business alliances with local companies and make necessary infrastructure enhancements to production facilities and distribution networks. Our international operations also increase our compliance risks, including risks under the Foreign Corrupt Practices Act and other anti-corruption laws.

•	Political conditions in international markets, including civil unrest, terrorist activity, governmental changes, trade barriers, restrictions on the ability to transfer capital across borders and expropriation of assets by a government.

•	Security breaches of our computer and communications systems, including computer viruses, “hacking” and “cyber-attacks,” which could impair our ability to conduct business, or result in the loss of BD trade secrets or otherwise compromise sensitive information of BD or its customers, suppliers and other business partners.

•	Fluctuations in the cost and availability of oil-based resins and other raw materials, as well as certain components, the ability to maintain favorable supplier arrangements and relationships (particularly with respect to sole-source suppliers), and the potential adverse effects of any disruption in the availability of such items.

•	Regional, national and foreign economic factors, including inflation, deflation, fluctuations in interest rates and, in particular, foreign currency exchange rates, and the potential effect on our revenues, expenses, margins and credit ratings.

•	New or changing laws and regulations affecting our domestic and foreign operations, or changes in enforcement practices, including laws relating to trade, monetary and fiscal policies, taxation (including tax reforms that could adversely impact multinational corporations), sales practices, environmental protection, price controls and licensing and regulatory requirements for new products and products in the postmarketing phase. In particular, the U.S. and other countries may impose new requirements regarding registration, labeling or prohibited materials that may require us to re-register products already on the market or otherwise impact our ability to market our products. Environmental laws, particularly with respect to the emission of greenhouse gases, are also becoming more stringent throughout the world, which may increase our costs of operations or necessitate changes in our manufacturing plants or processes or those of our suppliers, or result in liability to BD.

•

Product efficacy or safety concerns regarding our products resulting in product recalls, regulatory action on the part of the U.S. Food and Drug Administration (FDA) or foreign counterparts, declining sales and product liability claims, particularly in light of the current regulatory environment, including increased enforcement activity by the FDA. As a result of the CareFusion acquisition, we are operating under a consent decree with the FDA relating to our U.S. infusion pump business. The consent decree authorizes the FDA, in the event of any violations in the future, to order us to cease manufacturing and distributing products, recall products or take other actions, and we may be required to pay significant monetary damages if we fail to comply with any provision of the consent decree.

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

An evaluation was carried out by BD’s management, with the participation of BD’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of BD’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of March 31, 2015. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were, as of the end of the period covered by this report, effective and designed to ensure that material information relating to BD and its consolidated subsidiaries would be made known to them by others within these entities. On March 17, 2015, BD completed the acquisition of CareFusion Corporation (“CareFusion”). BD has extended its oversight and monitoring processes that support our internal control over financial reporting, as well as its disclosure controls and procedures, to include CareFusion’s operations. BD is continuing to integrate the acquired operations of CareFusion. There were no other changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2015 identified in connection with the above-referenced evaluation that have materially affected, or are reasonably likely to materially affect, BD’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

We are involved, both as a plaintiff and a defendant, in various legal proceedings which arise in the ordinary course of business, including product liability and environmental matters as set forth in our 2014 Annual Report on Form 10-K and in Note 5 of the Notes to Condensed Consolidated Financial Statements in this report. Since December 31, 2014, the following developments have occurred with respect to the legal proceedings in which we are involved:

Retractable Technologies

Patent Infringement Action

On July 7, 2014, the Federal Circuit Court of Appeals affirmed the November 9, 2009 District Court ruling that awarded Retractable Technologies, Inc. $5 million in damages for patent infringement. On January 16, 2015, BD filed a petition for U.S. Supreme Court review of the Federal Circuit Court of Appeals decision leaving the damages award intact. On April 20, 2015, the U.S. Supreme Court denied BD’s petition.

Antitrust and False Advertising Action

On January 15, 2015, the Court entered its Final Judgment in the case. In the Final Judgment, the Court ordered that RTI recovers $341 million for its attempted monopolization claim and $12 million for attorneys’ fees, and awarded pre and post-judgment interest and costs. On April 23, 2015, the Court granted BD’s motion to eliminate the award of pre-judgment interest, and entered a new Final Judgment. BD has filed its appeal to the Court of Appeals challenging the entirety of the Final Judgment.

Brazil

On April 30, 2015, the Brazilian Foreign Trade Board (“CAMEX”) issued a decision in the anti-dumping investigation of imports of vacuum plastic tubes for blood collection tubes into Brazil. The decision imposes the application of anti-dumping measures including, without limitation, the imposition of duties on such vacuum plastic tubes imported into Brazil of 45.3% for products from the United States of America and 86.5% for products from the United Kingdom of Great Britain and Northern Ireland. These anti-dumping measures, effective from April 30, 2015, will last for a minimum period of five years. Subsequent to the decision, CAMEX announced that it would initiate a proceeding to assess the duties from a public interest perspective. This proceeding could result in a suspension or modification of the CAMEX decision, although no assurance can be given in that regard. In any event, BD does not believe that the CAMEX decision will materially affect its results of operations.

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

Except as discussed below and in Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, there were no material changes in the risk factors previously disclosed in Part I, Item 1A, of our 2014 Annual Report on Form 10-K during the period covered by this report.

CareFusion acquisition

As a result of the acquisition, we are operating under a consent decree with the FDA that was entered into by CareFusion in 2009, related to our infusion pump business in the United States. Under the consent decree, the FDA maintains the ability to conduct inspections of our infusion pump facilities, and the costs associated with any such inspections, and any actions that we may need to take as a result, could be significant. In addition, we may be obligated to pay more costs in the future in the event, among other things, the FDA determines that we are not fully compliant with the consent decree and imposes penalties, and we may be subject to future proceedings and litigation relating to the matters addressed in the consent decree. Moreover, the matters addressed in the consent decree could lead to negative publicity that could have an adverse impact on our business. The consent decree authorizes the FDA, in the event of any violations in the future, to order us to cease manufacturing and distributing products, recall products or take other actions. Any of the foregoing matters could disrupt our business and have an adverse effect on our results of operations and financial condition.

In June 2014, CareFusion received a warning letter from the FDA related to our facility in Vernon Hills, Illinois. We are working with FDA to resolve this matter. Until the matters addressed in the warning letter are corrected, we may be subject to additional regulatory action by the FDA. Any such further action could, ultimately, be significant to our ongoing business and operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth certain information regarding our purchases of common stock of BD during the quarter ended March 31, 2015.

Issuer Purchases of Equity Securities

For the three months ended March 31, 2015	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
January 1 – 31, 2015	2,035	141.08	—	9,147,060
February 1 – 28, 2015	702	140.15	—	9,147,060
March 1 – 31, 2015	—	—	—	9,147,060

Total	2,737	140.84	—	9,147,060

(1)	Represents 2,737 shares purchased during the quarter in open market transactions by the trust relating to BD’s Deferred Compensation and Retirement Benefit Restoration Plan and 1996 Directors’ Deferral Plan.
(2)	These shares are available under a repurchase program covering 10 million additional shares authorized by the Board of Directors on September 24, 2013 (the “2013 Program”). There is no expiration date for the 2013 Program.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

Exhibit 10.1	Form of Commercial Paper Dealer Agreement (incorporated by reference to exhibit 10.1 of the registrant’s Current Report on Form 8-K filed on January 6, 2015)

Exhibit 31	Certifications of Chief Executive Officer and Chief Financial Officer, pursuant to SEC Rule 13a - 14(a).

Exhibit 32	Certifications of Chief Executive Officer and Chief Financial Officer, pursuant to Rule 13a - 14(b) and Section 1350 of Chapter 63 of Title 18 of the U.S. Code.

Exhibit 101	The following materials from this report, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Becton, Dickinson and Company
(Registrant)

Dated: May 8, 2015

/s/ Christopher Reidy
Christopher Reidy
Chief Financial Officer and Executive Vice President of Administration
(Principal Financial Officer)

/s/ John Gallagher
John Gallagher
Vice President, Corporate Finance, Treasurer and Controller
(Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibits

10.1	Form of Commercial Paper Dealer Agreement (incorporated by reference to exhibit 10.1 of the registrant’s Current Report on Form 8-K filed on January 6, 2015)

31	Certifications of Chief Executive Officer and Chief Financial Officer, pursuant to SEC Rule 13a - 14(a).

32	Certifications of Chief Executive Officer and Chief Financial Officer, pursuant to Rule 13a - 14(b) and Section 1350 of Chapter 63 of Title 18 of the U.S. Code.

101	The following materials from this report, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.