Form 10-Q
period 2015-06-30
BECTON DICKINSON & CO
filed 2015-08-06
CIK 10795

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Shares Outstanding as of June 30, 2015
Common stock, par value $1.00	210,254,373

BECTON, DICKINSON AND COMPANY

FORM 10-Q

For the quarterly period ended June 30, 2015

ITEM 1. FINANCIAL STATEMENTS

BECTON, DICKINSON AND COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

Millions of dollars

	June 30, 2015	September 30, 2014
	(Unaudited)
Assets
Current Assets:
Cash and equivalents	$1,559	$1,861
Short-term investments	29	884
Trade receivables, net	1,645	1,187
Current portion of net investment in sales-type leases	130	5
Inventories:
Materials	393	248
Work in process	300	260
Finished products	1,326	987

	2,020	1,495
Prepaid expenses, deferred taxes and other	921	698

Total Current Assets	6,303	6,131

Property, Plant and Equipment	8,283	7,765
Less allowances for depreciation and amortization	4,236	4,160

Property, Plant and Equipment, Net	4,047	3,605
Goodwill	7,464	1,090
Customer Relationships, Net	3,313	8
Developed Technology, Net	2,962	513
Other Intangibles, Net	849	239
Capitalized Software, Net	385	365
Net Investment in Sales-Type Leases, Less Current Portion	1,082	9
Other Assets	674	488

Total Assets	$27,079	$12,447

Liabilities and Shareholders’ Equity
Current Liabilities:
Short-term debt	$1,804	$203
Payables and accrued expenses	2,713	2,031

Total Current Liabilities	4,517	2,235

Long-Term Debt	11,367	3,768
Long-Term Employee Benefit Obligations	1,007	1,009
Deferred Income Taxes and Other	2,936	383

Commitments and Contingencies	—	—

Shareholders’ Equity
Common stock	333	333
Capital in excess of par value	4,418	2,198
Retained earnings	12,260	12,105
Deferred compensation	19	19
Common stock in treasury - at cost	(8,242)	(8,601)
Accumulated other comprehensive (loss) income	(1,535)	(1,001)

Total Shareholders’ Equity	7,253	5,053

Total Liabilities and Shareholders’ Equity	$27,079	$12,447

Amounts may not add due to rounding.

See notes to condensed consolidated financial statements

BECTON, DICKINSON AND COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

Millions of dollars, except per share data

(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2015	2014	2015	2014
Revenues	$3,120	$2,157	$7,222	$6,244

Cost of products sold	1,932	1,046	3,943	3,045
Selling and administrative expense	764	528	1,820	1,584
Research and development expense	178	137	437	410
Acquisition-related costs	108	—	244	—

Total Operating Costs and Expenses	2,983	1,712	6,444	5,039

Operating Income	137	445	779	1,204

Interest expense	(105)	(33)	(272)	(99)
Interest income	2	12	20	36
Other income (expense), net	5	(2)	23	4

Income Before Income Taxes	39	423	549	1,145

Income tax (benefit) provision	(23)	97	35	261

Net Income	62	326	514	884

Basic Earnings per Share	$0.30	$1.69	$2.58	$4.57

Diluted Earnings per Share	$0.29	$1.65	$2.52	$4.47

Dividends per Common Share	$0.600	$0.545	$1.800	$1.635

Amounts may not add due to rounding.

See notes to condensed consolidated financial statements

BECTON, DICKINSON AND COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Millions of dollars

(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2015	2014	2015	2014
Net Income	$62	$326	$514	$884

Other Comprehensive Income (Loss), Net of Tax
Foreign currency translation adjustments	80	(11)	(558)	3
Defined benefit pension and postretirement plans	11	8	33	51
Net unrealized (losses) gains on cash flow hedges, net of reclassifications	(2)	1	(8)	4

Other Comprehensive Income (Loss), Net of Tax	88	(2)	(533)	58

Comprehensive Income	$150	$324	$(19)	$943

Amounts may not add due to rounding.

See notes to condensed consolidated financial statements

BECTON, DICKINSON AND COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Millions of dollars

(Unaudited)

	Nine Months Ended June 30,
	2015	2014
Operating Activities

Net income	$514	$884
Adjustments to net income to derive net cash provided by operating activities, net of amounts acquired:
Depreciation and amortization	576	413
Share-based compensation	138	91
Deferred income taxes	(137)	(53)
Change in operating assets and liabilities	(42)	(114)
Pension obligation	17	(41)
Other, net	(14)	27

Net Cash Provided by Operating Activities	1,052	1,207

Investing Activities
Capital expenditures	(387)	(339)
Capitalized software	(26)	(41)
Proceeds from (purchases of) investments, net	837	(244)
Acquisitions of businesses, net of cash acquired	(8,334)	(40)
Other, net	(92)	(66)

Net Cash Used for Investing Activities	(8,003)	(730)

Financing Activities
Change in short-term debt	846	(3)
Proceeds from long-term debt	6,164	—
Payments of debt	(3)	—
Repurchase of common stock	—	(400)
Excess tax benefits from payments under share-based compensation plans	48	26
Dividends paid	(358)	(316)
Issuance of common stock and other, net	(30)	(7)

Net Cash Provided by (Used for) Financing Activities	6,667	(701)

Effect of exchange rate changes on cash and equivalents	(17)	(5)

Net decrease in cash and equivalents	(302)	(229)

Opening Cash and Equivalents	1,861	1,890

Closing Cash and Equivalents	$1,559	$1,661

Amounts may not add due to rounding.

See notes to condensed consolidated financial statements

BECTON, DICKINSON AND COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2015

Note 1 – Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, in the opinion of the management of the Company, include all adjustments which are of a normal recurring nature, necessary for a fair presentation of the financial position and the results of operations and cash flows for the periods presented. However, the financial statements do not include all information and accompanying notes required for a presentation in accordance with U.S. generally accepted accounting principles. These condensed consolidated financial statements should be read in conjunction with the updated financial statements included in the Company’s Current Report on Form 8-K dated March 13, 2015. Within the financial statements and tables presented, certain columns and rows may not add due to the use of rounded numbers for disclosure purposes. Percentages and earnings per share amounts presented are calculated from the underlying amounts. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year.

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

New Accounting Principle Not Yet Adopted

In May 2014, the FASB issued a new revenue recognition standard. Under this standard, revenue will be recognized upon the transfer of goods or services to customers and the amount of revenue recognized will reflect the consideration to which a reporting entity expects to be entitled in exchange for those goods or services. The Company is currently evaluating the impact that this new revenue recognition standard will have on its consolidated financial statements and the Company currently intends to adopt the standard on October 1, 2018, as is allowed under the FASB’s July 2015 amendment which deferred the effective date for this standard.

Note 3 – Accumulated Other Comprehensive (Loss) Income

The components and changes of Accumulated other comprehensive (loss) income for the nine-month period ended June 30, 2015 were as follows:

(Millions of dollars)	Total	Foreign Currency Translation Adjustments	Benefit Plans Adjustments	Unrealized Losses on Cash Flow Hedges
Balance at September 30, 2014	$(1,001)	$(270)	$(705)	$(26)
Other comprehensive income before reclassifications, net of taxes	(571)	(558)	—	(12)
Amounts reclassified into income, net of taxes (A)	38	—	33	4

Balance at June 30, 2015	$(1,535)	$(828)	$(672)	$(34)

(A)	The reclassification amount related to benefit plans for the three months ended June 30, 2015 was $11 million. The reclassification amounts for the three and nine months ended June 30, 2014 were $8 million and $25 million, respectively. The benefit plan-related amounts were not reclassified into income in their entirety and these reclassifications were included in the computation of net periodic benefit plan costs. Additional details are provided in Note 8. The reclassification amount related to cash flow hedges for the three months ended June 30, 2015 was $2 million. The reclassification amounts for the three and nine months ended June 30, 2014 were $1 million and $4 million, respectively. The cash flow hedge-related reclassification amounts for the three and nine months ended June 30, 2015 and 2014 were primarily recorded in Interest expense and additional details are provided in Note 12.

The loss in foreign currency translation adjustments for the nine months ended June 30, 2015 was primarily attributable to the weakening of the Euro, and of currencies in Latin America and Asia Pacific, against the U.S. dollar during the period.

The income tax benefits associated with the benefit plan-related reclassification adjustments for amortization of prior service credit and amortization of net actuarial losses for the three months ended June 30, 2015 and 2014 were $6 million and $4 million, respectively. The income tax benefits associated with the benefit plan-related reclassification adjustments for amortization of prior service credit and amortization of net actuarial losses for the nine months ended June 30, 2015 and 2014 were $17 million and $13 million, respectively.

The income tax benefits recorded for losses recognized in other comprehensive income relating to cash flow hedges for the three and nine months ended June 30, 2015 were $2 million and $8 million, respectively. Additional disclosures regarding these losses are provided in Note 12. There were no amounts recognized in other comprehensive income relating to cash flow hedges for the three months or nine months ended June 30, 2014. The income taxes recorded for reclassification adjustments for realized amounts relating to cash flow hedges were immaterial for the three and nine months ended June 30, 2015 and 2014.

Note 4 – Earnings per Share

The weighted average common shares used in the computations of basic and diluted earnings per share (shares in thousands) were as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2015	2014	2015	2014
Average common shares outstanding	210,175	193,054	199,690	193,624
Dilutive share equivalents from share-based plans	4,753	3,951	4,546	4,189

Average common and common equivalent shares outstanding – assuming dilution	214,928	197,005	204,236	197,813

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

On November 4, 2013, the Secretariat of Foreign Trade of the Federal Republic of Brazil initiated an administrative anti-dumping investigation of imports of vacuum plastic tubes for blood collection into Brazil from the United States, the United Kingdom of Great Britain and Northern Ireland, the Federal Republic of Germany and the People’s Republic of China during the period from January 2012 through December 2012. BD, through its United States and international subsidiaries, exports vacuum plastic tubes for blood collection into Brazil from the United States and the United Kingdom of Great Britain and Northern Ireland and cooperated with the investigation. On April 30, 2015, Brazilian Foreign Trade Board (“CAMEX”) issued a decision determining the application of anti-dumping measures including, without limitation, the imposition of duties on such vacuum plastic tubes imported into Brazil of 45.3% for products from the United States of America and 71.5% for products from the United Kingdom of Great Britain and Northern Ireland. These anti-dumping measures, effective from April 30, 2015, will last for a minimum period of five years. Subsequent to the decision, CAMEX announced that it would initiate a proceeding to assess the duties from a public interest perspective. This proceeding could result in a suspension or modification of the CAMEX decision, although no assurance can be given in that regard. BD has also filed an administrative appeal. In any event, the Company does not believe that the CAMEX decision will materially affect its results of operations.

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

On December 30, 2014, the parties to the actions filed in the Delaware Court of Chancery (the “Delaware Actions”) entered into an agreement in principle to settle the Delaware Actions on the basis of additional disclosures made in a CareFusion Schedule 14A, filed with the SEC on January 5, 2015. The settlement terms are reflected in a Memorandum of Understanding (“MOU”). On December 31, 2014, plaintiffs’ counsel notified the Delaware Court of Chancery of the settlement and MOU. The parties to the Delaware Actions have entered into a stipulation and agreement of compromise, settlement and release and presented the matter to the Delaware Court of Chancery for approval. The Delaware Court of Chancery has scheduled a hearing for September 17, 2015 to consider the matter. The actions filed in the Superior Court of California are not part of the proposed settlement and are still pending.

On July 17, 2015, a class action complaint was filed against the Company in the U.S. District Court for the Southern District of Georgia. The plaintiffs, Glynn-Brunswick Hospital Authority, trading as Southeast Georgia Health System, and Southeast Georgia Health System, Inc., seek to represent a class of acute care purchasers of BD syringes and IV catheters. The complaint alleges that BD monopolized the markets for syringes and IV catheters through contracts, theft of technology, false advertising, acquisitions, and other conduct. The complaint seeks treble damages but does not specify the amount of alleged damages.

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

Note 6 – Segment Data

Effective October 1, 2014, the Company’s organizational structure was realigned to better complement its customer-focused solutions strategy and is based upon two principal business segments: BD Medical (“Medical”) and BD Life Sciences (“Life Sciences”). The composition of the Medical segment did not change from its historical composition as a result of this realignment. The Life Sciences segment consists of the former BD Diagnostics and BD Biosciences segments. Beginning on October 1, 2014, decisions about resource allocation and performance assessment are made separately for the Medical and Life Sciences segments. Prior-period information presented for comparative purposes has been revised to reflect the new two-segment organizational structure. CareFusion, which was acquired on March 17, 2015, operates as part of the Company’s Medical segment. The Company’s two principal business segments are strategic businesses that are managed separately because each one develops, manufactures and markets distinct products and services. The Company evaluates performance of its business segments and allocates resources to them primarily based upon operating income. Segment operating income represents revenues reduced by product costs and operating expenses.

Financial information for the Company’s segments was as follows:

	Three Months Ended June 30,				Nine Months Ended June 30,
(Millions of dollars)	2015		2014		2015		2014
Revenues (A)
Medical	$2,199	(B)	$1,201		$4,377	(B)	$3,381
Life Sciences	921		956		2,845		2,863

Total Revenues	$3,120		$2,157		$7,222		$6,244

Segment Operating Income
Medical	$483	(C)	$356	(D)	$1,115	(C)	$968	(D)
Life Sciences	197		221		610		653	(E)

Total Segment Operating Income	680		578		1,725		1,621
Unallocated Items (F)	(641	) (G)	(155)		(1,176	) (H)	(476	) (I)

Income Before Income Taxes	$39		$423		$549		$1,145

(A)	Intersegment revenues are not material.
(B)	Includes $13 million in amortization of the acquisition-date write-down of CareFusion’s deferred revenue balance that was recorded to reflect a fair value measurement as of the acquisition date.
(C)	Includes an increase of $130 million in non-cash amortization expense relating to the identifiable intangible assets acquired in the CareFusion transaction as well as depreciation expense relating to the fixed assets acquired in the transaction. Additional disclosures regarding the assets acquired in this acquisition are provided in Note 9. Also includes a $5 million adjustment to decrease the liability for employee termination costs recorded relative to certain workforce reduction actions taken in the fourth quarter of fiscal year 2014.
(D)	Includes a $9 million charge associated with the decision to terminate a research and development program; the charge relates to program asset write-offs and obligations.
(E)	Includes an $11 million charge that resulted from the early termination of a European distributor agreement as well as a $20 million charge primarily resulting from the discontinuance of an instrument product development program. The development-related charge is largely attributable to capitalized product software, but also includes a lesser amount attributable to fixed assets.
(F)	Includes primarily interest, net; foreign exchange; corporate expenses; share-based compensation expense; and acquisition-related costs.
(G)	Includes financing, transaction, integration and restructuring costs associated with the CareFusion. Also includes $281 million in recognition of the fair value step-up adjustment recorded relative to CareFusion’s inventory on the acquisition date. Additional disclosures regarding this acquisition are provided in Note 9.
(H)	Includes financing, transaction, integration and restructuring costs associated with the CareFusion acquisition, as well as the recognition of the inventory step-up adjustment, as noted above. Also includes a $12 million charge for RTI’s attorneys’ fees associated with the unfavorable verdict returned in the antitrust and false advertising lawsuit RTI filed against BD. For further discussion, refer to Note 5 in the notes to the financial statements. Additionally includes an acquisition-date accounting gain of $9 million on the previously held investment in CRISI Medical Systems, Inc. (“CRISI”), which the Company fully acquired during the second quarter of 2015.
(I)	Includes an $8 million gain resulting from the Company’s receipt of cash proceeds from the sale of a company in which it held a small equity ownership interest.

Revenues by geographic areas were as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
(Millions of dollars)	2015	2014	2015	2014
Revenues
United States	$1,693	$871	$3,437	$2,546
International	1,427	1,286	3,785	3,698

Total Revenues	$3,120	$2,157	$7,222	$6,244

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

The fair value of share-based payments is recognized as compensation expense in net income. For the three months ended June 30, 2015 and 2014, compensation expense charged to income was $46 million and $24 million, respectively. For the nine months ended June 30, 2015 and 2014, compensation expense charged to income was $138 million and $91 million, respectively. Certain pre-acquisition equity awards of CareFusion were converted into BD restricted stock awards or BD stock options with accelerated vesting terms at the acquisition date. In addition, as an incentive to encourage post-acquisition employee retention, certain pre-acquisition equity awards of CareFusion were converted into either BD restricted stock awards or BD stock options, as applicable, as of the acquisition date, with substantially the same terms and conditions as were applicable under such CareFusion awards immediately prior to the acquisition date. Compensation expense for the three and nine months ended June 30, 2015 included $20 million and $37 million, respectively, associated with these replacement awards and was recorded in Acquisition-related costs.

The amount of unrecognized compensation expense for all non-vested share-based awards as of June 30, 2015 was approximately $205 million, which is expected to be recognized over a weighted-average remaining life of approximately 2.0 years. Included in the unrecognized compensation expense is $52 million associated with the CareFusion replacement awards described above. As of June 30, 2015, there were approximately 2 million of such replacement awards outstanding.

Note 8 – Benefit Plans

The Company has defined benefit pension plans covering certain employees in the United States and certain foreign locations. The Company also provides certain postretirement healthcare and life insurance benefits to qualifying domestic retirees. Other postretirement benefit plans in foreign countries are not material. The measurement date used for the Company’s employee benefit plans is September 30.

Net pension and postretirement cost included the following components for the three months ended June 30:

	Pension Plans		Other Postretirement Benefits
(Millions of dollars)	2015	2014	2015	2014
Service cost	$20	$18	$1	$1
Interest cost	22	23	2	2
Expected return on plan assets	(32)	(32)	—	—
Amortization of prior service credit	(4)	(4)	(1)	(1)
Amortization of loss	18	12	1	—

Net pension and postretirement cost	$24	$18	$2	$2

Net pension and postretirement cost included the following components for the nine months ended June 30:

	Pension Plans		Other Postretirement Benefits
(Millions of dollars)	2015	2014	2015	2014
Service cost	$58	$53	$2	$3
Interest cost	66	69	6	7
Expected return on plan assets	(93)	(94)	—	—
Amortization of prior service credit	(12)	(11)	(4)	(3)
Amortization of loss	52	36	2	2

Net pension and postretirement cost	$70	$53	$7	$8

The amounts provided above for amortization of prior service credit and amortization of loss represent the reclassifications of prior service credits and net actuarial losses that were recognized in Accumulated other comprehensive (loss) income in prior periods.

Postemployment benefit costs were $10 million and $12 million for the three-month periods ended June 30, 2015 and 2014, respectively. Postemployment benefit costs were $31 million and $35 million for the nine-month periods ended June 30, 2015 and 2014, respectively. During the fourth quarter of fiscal year 2014, the Company recognized a $36 million charge associated with unusually broad and significant workforce reduction actions that were not contemplated when the postemployment benefit plan obligation was measured on September 30, 2013. As of June 30, 2015, the Company’s remaining liability relating to these workforce reductions, reflecting payments and a change in estimate which decreased the liability by $5 million, was $9 million. During the three and nine months ended June 30, 2015, the Company recognized charges of $53 million and $87 million, respectively, for employee termination costs in connection with its acquisition of CareFusion. Additional disclosures regarding the CareFusion acquisition are provided in Note 9 and additional disclosures regarding the Company’s restructuring activities that relate to this acquisition are provided in Note 10.

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

Additional disclosures regarding the financing arrangements the Company entered into to fund the cash portion of the consideration transferred relative to this acquisition are provided in Note 14.

Allocation of Consideration Transferred to Net Assets Acquired

The Company is in the process of finalizing the allocation of the purchase price to the individual assets acquired and liabilities assumed as of the acquisition date. The preliminary allocations of the purchase price below as of June 30, 2015 provide a reasonable basis for estimating the fair values of assets acquired and liabilities assumed. These estimates will be adjusted upon the availability of further information regarding events or circumstances which existed at the acquisition date and such adjustments may be significant.

All of the assets acquired and liabilities assumed in this acquisition have been allocated to the Company’s Medical segment.

(Millions of dollars)
Cash and equivalents	$1,903
Trade receivables, net	486
Inventories	828
Net investment in sales-type leases	1,208
Property, plant and equipment	503
Customer relationships	3,360
Developed technology	2,510
Trademarks	380
Other intangible assets	185
Other assets	435

Total identifiable assets acquired	11,798

Long-term debt	(2,181)
Deferred tax liabilities	(2,648)
Other liabilities	(764)

Total liabilities assumed	(5,592)

Net identifiable assets acquired	6,205

Goodwill	6,333

Net assets acquired	$12,538

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

The trademark assets acquired represented the value of registered trademarks protecting the intellectual property underlying CareFusion’s product technologies. The fair value of the trademarks represents the present value of projected cash flows, specifically the estimated cost savings from not being required to pay royalties for use of these intellectual properties, utilizing an income approach with a risk-adjusted discount rate of 11%. The trademarks will be amortized over a weighted-average amortization period of 22 years, which is the weighted average period over which the trademarks are expected to generate substantial cash flows.

Other intangible assets acquired included $110 million relating to acquired in-process research and development assets representing development projects relating to various product technologies. The probability of success associated with the projects, based upon the applicable technological and commercial risk, was assumed to be 80% to 85%, depending upon the project. The projects’ fair values were determined based on the present value of projected cash flows utilizing an income approach with a risk-adjusted discount rate of 12%. The launches of the various projects are expected to occur from 2016 to 2022.

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

Financing, Transaction, Integration and Restructuring Costs

In connection with the acquisition, the Company incurred financing, transaction, integration and restructuring costs throughout the first nine months of fiscal year 2015. The financing costs totaled $5 million and $107 million for the three and nine months ended June 30, 2015, respectively, and were recorded as Interest expense. Transaction costs of $9 million and $52 million for the three and nine months ended June 30, 2015, respectively, were recorded as Acquisition-related costs, and consisted of legal, advisory and other costs.

Acquisition-related costs also included $24 million and $75 million of integration and restructuring costs, respectively, in the three months ended June 30, 2015 and $55 million and $136 million of integration and restructuring costs, respectively, for nine months ended June 30, 2015. See Note 10 for further discussion of restructuring activity relating to this acquisition. The Company is in the process of executing its integration plans to combine businesses, sales organizations, systems and locations and, as a result, the Company is expected to continue to incur fairly substantial integration costs through to fiscal year 2016.

Unaudited Pro Forma Information

The acquisition was accounted for under the acquisition method of accounting for business combinations. The operating activities from the acquisition date through March 31, 2015 were not material to the Company’s consolidated results of operations. As such, CareFusion’s operating results were included in the Company’s consolidated results of operations beginning on April 1, 2015. Revenues and Operating Income for the three and nine-month periods ending June 30, 2015 include revenues and operating loss attributable to CareFusion of $1 billion and $261 million, respectively.

The following table provides the pro forma results for the three and nine-month periods ended June 30, 2015 and 2014 as if CareFusion had been acquired as of October 1, 2013.

	Three Months Ended June 30,		Nine Months Ended June 30,
(Millions of dollars, except per share data)	2015	2014	2015	2014

Revenues	$3,133	$3,279	$9,301	$9,256

Net Income	$326	$361	$966	$919

Diluted Earnings per Share	$1.52	$1.69	$4.49	$4.28

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

Other Transactions

During the first quarter of fiscal year 2015, the Company acquired GenCell Biosystems (“GenCell”), a privately-held Irish biotech company that has developed proprietary technologies that address key biological analysis protocols including library preparation of Next Generation Sequencing and genotyping applications. During the second quarter of fiscal year 2015, the Company acquired CRISI, a San Diego-based medical technology company dedicated to improving the safety and delivery of IV injectable medications. During the third quarter of fiscal year 2015, the Company acquired the ARX group of companies, a leading pharmacy automation distributor in Western Europe.

Note 10 – Business Restructuring Charges

In connection with the CareFusion acquisition, the Company incurred restructuring costs throughout fiscal year 2015, which were recorded as Acquisition-related costs. Restructuring accrual activity for the nine months ended June 30, 2015 was as follows:

(Millions of dollars)	Total	Employee Termination	Share-based Compensation	Other
Balance at September 30, 2014	$—	$—	$—	$—
Assumed liability	19	19	—	—
Charged to expense	136	87	37	12
Cash payments	(51)	(48)	—	(3)
Non-cash settlements	(37)	—	(37)	—
Other adjustments	(18)	(9)	—	(9)

Balance at June 30, 2015	$49	$49	$—	$—

Additional disclosures regarding these restructuring activities and the related costs are provided in Notes 7, 8 and 9.

Note 11 – Intangible Assets

Intangible assets consisted of:

	June 30, 2015		September 30, 2014
(Millions of dollars)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets
Customer relationships	$3,375	$62	$10	2
Developed technology	3,412	449	893	379
Product rights	130	34	148	31
Trademarks	405	22	27	19
Patents and other	331	189	232	163

Amortized intangible assets	$7,653	$756	$1,308	$594

Unamortized intangible assets
Acquired in-process research and development	$226		$44
Trademarks	2		2

Unamortized intangible assets	$228		$46

Additional information regarding the increases to the intangible asset classes detailed above as a result of the CareFusion acquisition is provided in Note 9. The increase to developed technology assets additionally included $49 million of assets recognized upon the Company’s acquisition of CRISI in the second quarter of fiscal year 2015. The increase in acquired in-process research and development project assets additionally included $81 million of assets recognized upon the Company’s acquisition of GenCell in the first quarter of fiscal year 2015. Intangible amortization expense for the three months ended June 30, 2015 and 2014 was $151 million and $21 million, respectively. Intangible amortization expense for the nine months ended June 30, 2015 and 2014 was $192 million and $63 million, respectively.

The following is a reconciliation of goodwill by business segment:

(Millions of dollars)	Medical		Life Sciences		Total
Goodwill as of September 30, 2014	$482		$608		$1,090
Acquisitions	6,585	(A)	64	(B)	6,649
Currency translation/other (C)	(263)		(12)		(275)

Goodwill as of June 30, 2015	$6,804		$659		$7,464

(A)	Primarily represents goodwill recognized upon the Company’s acquisition of CareFusion in the second quarter of fiscal year 2015. Additional disclosures regarding the CareFusion acquisition are provided in Note 9. Also includes $22 million of goodwill associated with individually immaterial acquisitions, including the CRISI acquisition in the second quarter of fiscal year 2015.
(B)	Represents goodwill recognized upon the Company’s acquisition of GenCell in the first quarter of fiscal year 2015.
(C)	Includes amounts resulting from foreign currency translation as well as acquisition accounting adjustments.

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

The total notional amounts of the Company’s outstanding foreign exchange contracts as of June 30, 2015 and September 30, 2014 were $1.5 billion and $1.8 billion, respectively.

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

Changes in the fair value of the interest rate swaps designated as cash flow hedges (i.e., hedging the exposure to variability in expected future cash flows that is attributable to a particular risk) are offset by amounts recorded in Other comprehensive income (loss). If interest rate derivatives designated as cash flow hedges are terminated, the balance in Accumulated other comprehensive income (loss) attributable to those derivatives is reclassified into earnings over the remaining life of the hedged debt. The net realized loss related to terminated interest rate swaps expected to be reclassified and recorded in Interest expense within the next 12 months is $6 million, net of tax. The Company had no outstanding interest rate swaps designated as cash flow hedges as of June 30, 2015 or as of September 30, 2014.

The total notional amount of the Company’s outstanding interest rate swaps designated as fair value hedges was $375 million at June 30, 2015 and September 30, 2014. The outstanding swaps represent fixed-to-floating interest rate swap agreements the Company entered into, in March and September 2014, to convert the interest payments on $375 million of the Company’s 3.125% notes, due November 8, 2021, from the fixed rate to a floating interest rate based on LIBOR. Changes in the fair value of the interest rate swaps offset changes in the fair value of the fixed rate debt. The (loss) gain recorded on these fair value hedges, and the offsetting (gain) loss recorded on the underlying debt instruments, was $(7) million and $9 million for the three and nine months ended June 30, 2015, respectively.

Other Risk Exposures

The Company purchases resins, which are oil-based components used in the manufacture of certain products. Significant increases in world oil prices that lead to increases in resin purchase costs could impact future operating results. From time to time, the Company has managed price risks associated with these commodity purchases. In April 2015, the Company entered into cash-settled forward contracts to hedge approximately 13% of its expected global resin purchase volumes throughout fiscal years 2015 and 2016. These contracts were designated as cash flow hedges and the total notional amount of these contracts at June 30, 2015 was 61 million pounds ($31 million). The Company had no outstanding commodity derivative contracts designated as cash flow hedges as of September 30, 2014.

Effects on Consolidated Balance Sheets

The location and amounts of derivative instrument fair values in the consolidated balance sheet are segregated below between designated, qualifying hedging instruments and ones that are not designated for hedge accounting.

(Millions of dollars)	June 30, 2015	September 30, 2014
Asset derivatives-designated for hedge accounting
Interest rate swaps	$9	$3

Asset derivatives-undesignated for hedge accounting
Forward exchange contracts	8	20

Total asset derivatives (A)	$17	$23

Liability derivatives-designated for hedge accounting
Commodity forward contracts	6	—

Liability derivatives-undesignated for hedge accounting
Forward exchange contracts	13	14

Total liability derivatives (B)	$19	$14

(A)	All asset derivatives are included in Prepaid expenses, deferred taxes and other.
(B)	All liability derivatives are included in Payables and accrued expenses.

Effects on Consolidated Statements of Income

Cash flow hedges

After-tax losses of $4 million recognized in Other comprehensive income (loss) for the three months ended June 30, 2015 were attributable to the forward contracts entered into in April 2015 to hedge the risk associated with resin purchases. After-tax losses of $12 million recognized in Other comprehensive income (loss) for the nine months ended June 30, 2015 included the $4 million loss relating to the commodity forward contracts as well as $8 million attributable to interest rate swaps with a total notional amount of $2.3 billion that were entered into during the first quarter of fiscal year 2015 to partially hedge interest rate risk associated with the anticipated issuance of senior unsecured notes in connection with the Company’s acquisition of CareFusion. These swaps were designated as hedges of the variability in interest payments attributable to changes in the benchmark interest rate during the period preceding the Company’s issuance of the notes. The swaps were terminated at losses, concurrent with the pricing of notes issued in December 2014, and the realized losses will be amortized over the lives of the notes with an offset to Interest expense. There were no amounts recognized in other comprehensive income relating to cash flow hedges for the three and nine months ended June 30, 2014. Additional disclosures regarding amounts recognized in the consolidated statements of income for the three and nine months ended June 30, 2015 and 2014 relating to cash flow hedges are provided in Note 3. Additional disclosures regarding the acquisition of CareFusion are provided in Note 9 and additional disclosures regarding the Company’s debt issuance during the first quarter of fiscal year 2015 are provided in Note 14.

The Company’s designated derivative instruments are highly effective. As such, there are no gains or losses, related to hedge ineffectiveness or amounts excluded from hedge effectiveness testing, recognized immediately in income relative to derivative contracts outstanding in the periods presented.

Undesignated hedges

The location and amount of gains and losses recognized in income on derivatives not designated for hedge accounting were as follows:

	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
Derivatives Not Designated as Hedging Instruments		Three Months Ended June 30,		Nine Months Ended June 30,
(Millions of dollars)		2015	2014	2015	2014
Forward exchange contracts (A)	Other income (expense), net	$50	$(10)	$(46)	$(5)

(A)	The gains and losses on forward contracts and currency options utilized to hedge the intercompany transactional foreign exchange exposures are largely offset by gains and losses on the underlying hedged items in Other income (expense), net.

Note 13 – Financial Instruments and Fair Value Measurements

The fair values of financial instruments, including those not recognized on the statement of financial position at fair value, carried at June 30, 2015 and September 30, 2014 are classified in accordance with the fair value hierarchy in the following tables:

		Basis of Fair Value Measurement
(Millions of dollars)	June 30, 2015 Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Institutional money market investments	$217	$217	$—	$—
Interest rate swaps	9	—	9	—
Forward exchange contracts	8	—	8	—

Total Assets	$234	$217	$17	$—

Liabilities
Forward exchange contracts	$13	$—	$13	$—
Commodity forward contracts	6	—	6	—
Contingent consideration liabilities	50	—	—	50

Total Liabilities	$69	$—	$19	$50

		Basis of Fair Value Measurement
(Millions of dollars)	September 30, 2014 Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Institutional money market investments	$1,040	$1,040	$—	$—
Interest rate swaps	3	—	3	—
Forward exchange contracts	20	—	20	—

Total Assets	$1,063	$1,040	$23	$—

Liabilities
Forward exchange contracts	$14	$—	$14	$—
Contingent consideration liabilities	14	—	—	14

Total Liabilities	$29	$—	$14	$14

The Company’s institutional money market accounts permit daily redemption and the fair values of these investments are based upon the quoted prices in active markets provided by the holding financial institutions. The Company’s remaining cash equivalents were $1.342 billion and $821 million at June 30, 2015 and September 30, 2014, respectively. Short-term investments are held to their maturities and are carried at cost, which approximates fair value. The cash equivalents consist of liquid investments with a maturity of three months or less and the short-term investments consist of instruments with maturities greater than three months and less than one year.

The Company measures the fair value of forward exchange contracts and interest rate swaps based upon the present value of expected future cash flows using market-based observable inputs including credit risk, interest rate yield curves, foreign currency spot prices and forward prices.

Long-term debt is recorded at amortized cost. The fair value of long-term debt is measured based upon quoted prices in active markets for similar instruments, which are considered Level 2 inputs in the fair value hierarchy. The fair value of long-term debt was $11.509 billion and $4.1 billion at June 30, 2015 and September 30, 2014, respectively. The fair value of $750 million of floating rates due on June 15, 2016, that were reclassified from long-term debt to short-term debt during the third quarter of fiscal year 2015, was $749 million at June 30, 2015.

The contingent consideration liabilities were recognized as part of the consideration transferred by the Company for certain acquisitions. The fair values of the contingent consideration liabilities were estimated using probability-weighted discounted cash flow models that were based upon the probabilities assigned to the contingent events. The estimated fair values of the contingent consideration liabilities are remeasured at each reporting period based upon increases or decreases in the probability of the contingent payments. The increase to the total contingent consideration liability in the nine months ended June 30, 2015 was mostly attributable to a contingent consideration liability of $36 million recognized in connection with the Company’s acquisition of GenCell in the first quarter of fiscal year 2015.

The Company’s policy is to recognize any transfers into fair value measurement hierarchy levels and transfers out of levels at the beginning of each reporting period. There were no transfers in and out of Level 1, Level 2 or Level 3 measurements for the three and nine months ended June 30, 2015 and 2014.

Note 14 – Debt

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

Also in December 2014, the Company entered into a 364-day term loan agreement that provides for a $1 billion term loan facility, the proceeds under which could only be used to pay the cash consideration due pursuant to the CareFusion acquisition agreement, as well as to pay financing fees, other related fees and other expenses associated with the CareFusion acquisition. In April 2015, the Company made a $650 million principal payment to reduce the outstanding balance of this term loan facility. Borrowings of $350 million were outstanding under this term loan facility at June 30, 2015. In July 2015, the Company made a $250 million payment to further reduce the outstanding balance of this term loan facility.

Concurrent with the execution of the agreement to acquire CareFusion, the Company secured $9.1 billion of fully committed bridge financing to ensure its ability to fund the cash portion of consideration due under the agreement, as well as to pay fees and expenses related to the acquisition. This bridge credit agreement was terminated upon the closing of the CareFusion acquisition in March 2015.

In January 2015, in anticipation of the closing of the CareFusion acquisition, the Company entered into a commercial paper program under which it may issue up to $1 billion in short-term, unsecured commercial paper notes. A former commercial paper program which had been in place to meet short-term financing needs was terminated in February 2015 and the outstanding borrowings of $200 million under the former program were rolled into the new commercial paper program. Borrowings of $700 million were outstanding under the current commercial paper program at June 30, 2015, of which $500 million was used to finance the Company’s acquisition of CareFusion and to pay related fees and expenses.

Upon the closing of the CareFusion acquisition in March 2015, the Company assumed the indebtedness of CareFusion, including senior unsecured notes with an aggregate principal amount of $2 billion, which was recorded on the acquisition date at a fair value of $2.174 billion. In March 2015, subsequent to closing the acquisition of CareFusion, the Company commenced offers to exchange all validly tendered and accepted notes issued by CareFusion for notes to be issued by the Company. This offer expired in April 2015 and the aggregate principal amounts below of each series of the CareFusion notes were validly tendered and exchanged for notes issued by the Company.

Interest Rate and Maturity	Aggregate Principal Amount (Millions of dollars)	Percentage of Total Outstanding Principal Amount of such Series of Existing Notes
1.450% senior notes due May 15, 2017	$293	97.64%
6.375% senior notes due August 1, 2019	665	95.00%
3.300% senior notes due March 1, 2023	294	97.95%
3.875% senior notes due May 15, 2024	397	99.37%
4.875% senior notes due May 15, 2044	300	99.96%

Total senior notes issued under exchange transaction	$1,949

This exchange transaction was accounted for as a modification of the original debt instruments. As such, no gain or loss was recognized in the Company’s consolidated results of operations as a result of this exchange transaction. Following the exchange of the notes, the aggregate principal amount of CareFusion notes that remain outstanding across the five series is $51 million.

Note 15 – Financing Receivables

As disclosed in Note 9, the net assets acquired in the Company’s acquisition of CareFusion included a $1.208 billion net investment in sales-type leases which primarily arose from the leasing of dispensing equipment. The methodology for determining the allowance for credit losses for these financing receivables is based on the collective population and is not stratified by class or portfolio segment. Allowances for credit losses on the entire portfolio are recorded based on historical experience loss rates and the potential impact of anticipated changes in business practices, market dynamics, and economic conditions. The net investment in sales-type leases is predominantly evaluated for impairment on a collective basis; however, some immaterial allowances for individual balances are recorded based on the evaluation of customers’ specific circumstances. No interest is accrued on past due financing receivables, which are generally considered past due 30 days after the billing date. Amounts are written off against the allowance for credit losses when determined to be uncollectible. The allowance for credit losses on these financing receivables was immaterial at June 30, 2015.

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

Company Overview

Becton, Dickinson and Company (“BD”) is a global medical technology company engaged principally in the development, manufacture and sale of a broad range of medical supplies, devices, laboratory equipment and diagnostic products used by healthcare institutions, life science researchers, clinical laboratories, the pharmaceutical industry and the general public. Effective October 1, 2014, BD’s organizational structure was realigned to better complement its customer-focused solutions strategy and is now based upon two worldwide business segments, BD Medical (“Medical”) and BD Life Sciences (“Life Sciences”). The composition of the Medical segment was not changed by this realignment and the Life Sciences segment consists of the former BD Diagnostics and BD Biosciences segments. The commentary provided further below reflects this two-segment organizational structure and additional discussion regarding this organization realignment is provided in Note 6 in the Notes to Condensed Consolidated Financial Statements. CareFusion Corporation (“CareFusion”), which was acquired on March 17, 2015, operates as part of our Medical segment, as further discussed below.

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

Acquisition of CareFusion

On March 17, 2015, pursuant to a definitive agreement announced on October 5, 2014, BD acquired a 100% interest in CareFusion for total consideration of approximately $12.5 billion to create a global leader in medication management and patient safety solutions. The operating activities of CareFusion from the acquisition date through March 31, 2015 were not material to BD’s consolidated results of operations and as such, CareFusion’s operating results were included in BD’s consolidated results of operations beginning on April 1, 2015. CareFusion operates as part of our Medical segment, which now includes the following organizational units, in addition to the Diabetes Care and Pharmaceutical Systems units: Medication and Procedural Solutions, which encompasses BD’s former Medical Surgical Systems unit; Medication Management Solutions; and Respiratory Solutions. Additional discussion regarding this acquisition is provided in Note 9 in the Notes to Condensed Consolidated Financial Statements and disclosures regarding BD’s financing arrangements relating to this transaction are provided in Note 14 in the Notes to Condensed Consolidated Financial Statements.

Overview of Financial Results and Financial Condition

Third quarter revenues increased 44.6% to $3.120 billion from the prior year’s period. This increase reflected a favorable impact of 50.3% due to the inclusion of CareFusion’s sales in the current quarter’s results as well as volume increases of approximately 4.7%, partially offset by unfavorable foreign currency translation of approximately 10.4%. Pricing did not materially impact revenues for the quarter. The current-year period’s total revenues also reflected solid growth in BD’s legacy units’ sales. Third quarter Medical segment revenue growth reflected strong growth in our Medication and Procedural Solutions unit’s international sales of safety-engineered products, as well as the favorable timing of orders in the Pharmaceutical Systems unit. Medical segment revenue growth in the quarter was unfavorably impacted by lower U.S. sales growth in the Diabetes Care unit, as further discussed below, partially offset by solid sales in international markets. Revenue growth in the Life Sciences segment was primarily driven by strong sales in the Preanalytical Systems and Biosciences units. Growth in the Preanalytical Systems unit’s sales was driven by sales of safety-engineered products and sales in emerging markets. The Biosciences unit’s revenues reflected strong growth in sales of research instruments and reagents as well as the favorable timing of orders for Advanced Bioprocessing products in the United States. Third quarter sales in the United States of safety-engineered devices of $427 million increased 40.4% compared with the prior year’s quarter, primarily reflecting the inclusion of CareFusion’s sales of safety-engineered products in the current quarter’s results. Third quarter international sales of safety-engineered devices of $304 million grew 14.7% over the prior year’s period, including an estimated 18.5% unfavorable impact due to foreign currency translation. International safety-engineered device revenue growth reflected the inclusion of CareFusion’s sales of safety-engineered products in the current period’s results, as well as good performance in Western Europe.

We continue to invest in research and development, geographic expansion, and new product promotions to drive further revenue and profit growth. Our ability to sustain our long-term growth will depend on a number of factors, including our ability to expand our core business (including geographical expansion), develop innovative new products, and continue to improve operating efficiency and organizational effectiveness, including the integration of CareFusion. While the economic environment for the healthcare industry has stabilized, pricing pressures continue for some of our products. Healthcare utilization has stabilized and slightly improved in the United States; however, any destabilization in the future could adversely impact our U.S. businesses. Additionally, macroeconomic challenges in Europe continue to constrain healthcare utilization, although we currently view the environment as stable. In emerging markets, the Company’s growth is dependent primarily on government funding for healthcare systems.

Our financial position remains strong, with cash flows from operating activities totaling $1.052 billion in the first nine months of fiscal year 2015. At June 30, 2015, we had $1.6 billion in cash and equivalents and short-term investments. We continued to return value to our shareholders in the form of dividends. During the first nine months of fiscal year 2015, we paid cash dividends of $358 million. No shares were repurchased during the first nine months of fiscal year 2015 and no share repurchases are planned for the remainder of fiscal year 2015 as our share repurchase program has been suspended in connection with the CareFusion acquisition.

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

Reflected in the financial results for the three and nine-month periods of fiscal years 2015 and 2014 are the following specified items:

	Three months ended June 30,				Nine months ended June 30,
(Millions of dollars)	2015		2014		2015		2014

Financing costs (A)	$5		$—		$107		$—
Transaction costs (A)	9		—		52		—
Integration costs (A)	24		—		55		—
Restructuring costs (A)	75		—		136		—
Purchase accounting adjustments	439	(B)	19	(D)	466	(C)	56	(D)
Employee termination cost-related amounts (E)	(5)		—		(5)		—
Research and development charges (F)	—		9		—		29
Litigation-related charge (G)	—		—		12		—
Other specified items, net (H)	—		—		—		2

Total specified items	548		28		824		88
Tax impact of specified items	169		10		277		29

After-tax impact of specified items	$379		$19		$547		$59

(A)	Represents financing, transaction, integration and restructuring costs associated with the CareFusion acquisition. The financing costs were recorded in Interest expense. The transaction, integration and restructuring costs were recorded in Acquisition-related costs. For further discussion, refer to Note 9 in the Notes to Condensed Consolidated Financial Statements.
(B)	Represents non-cash amortization expense of $148 million pre-tax associated with acquisition related identifiable intangible assets, including CareFusion, as well as the net amortization of purchase accounting adjustments of $291 million pre-tax to reflect CareFusion’s inventory, fixed assets, debt and deferred revenue balances at fair value as of the acquisition date. BD’s amortization expense is primarily recorded in Costs of products sold.
(C)	Represents non-cash amortization expense of $184 million pre-tax associated with acquisition related identifiable intangible assets, including CareFusion, as well as the net amortization of purchase accounting adjustments of $291 million pre-tax to reflect CareFusion’s inventory, fixed assets, debt and deferred revenue balances at fair value as of the acquisition date. The adjustment also reflected a pre-tax acquisition-date accounting gain of $9 million on the previously held investment in CRISI Medical Systems, Inc., a company BD fully acquired in March 2015.
(D)	Includes the non-cash expense associated with the amortization of acquisition-related identifiable intangible assets.
(E)	Represents an adjustment to decrease the liability for employee termination costs recorded relative to workforce reduction actions taken in the fourth quarter of fiscal year 2014. For further discussion, refer to Note 8 in the Notes to Condensed Consolidated Financial Statements.
(F)	Includes a $9 million charge associated with the decision to terminate a research and development program in the Medical segment; the charge relates to program asset write-offs and obligations. The amount for the nine months ended June 30, 2014 additionally includes a $20 million charge recorded by our Life Sciences segment for asset write-offs primarily resulting from the discontinuance of an instrument product development program. The asset write-offs were largely attributable to capitalized product software, but also included a lesser amount attributable to fixed assets.
(G)	Represents a charge for RTI’s attorneys’ fees, recorded in Selling and administrative expense, associated with the unfavorable verdict returned in the antitrust and false advertising lawsuit RTI filed against BD. For further discussion, refer to Note 5 in the Notes to Condensed Consolidated Financial Statements.
(H)	Includes an $11 million charge recorded by our Life Sciences segment in Selling and administrative expense for contract termination costs that resulted from the early termination of a European distributor arrangement. Also includes a gain of $8 million in Other income (expense), net, resulting from the sale of a company in which we held a small equity ownership interest.

Results of Operations

Revenues

Refer to Note 6 in the Notes to Condensed Consolidated Financial Statements for segment financial data.

Medical Segment

The following is a summary of third quarter Medical revenues by organizational unit:

	Three months ended June 30,
(Millions of dollars)	2015	2014	Total Change	Estimated FX Impact

Medication and Procedural Solutions	$848	$590	43.8%	(8.4)%
Medication Management Solutions	554	—	NM	NM
Diabetes Care	245	258	(5.2)%	(8.6)%
Pharmaceutical Systems	333	353	(5.5)%	(13.5)%
Respiratory Solutions	232	—	NM	NM
Deferred revenue adjustment (A)	(13)	—	NM	NM

Total Medical Revenues	$2,199	$1,201	83.1%	(12.4)%

(A)	Represents the amortization of the acquisition-date write-down of CareFusion’s deferred revenue balance to reflect a fair value measurement as of the acquisition date. The write-down primarily related to software maintenance contracts in the United States. Revenues for these contracts is typically deferred and recognized over the term of the contracts.

Medical segment revenue growth in the current quarter largely reflected the inclusion of CareFusion’s sales in the current period’s results beginning on April 1, 2015. Segment revenue growth additionally reflected strong growth in international sales of flush and safety-engineered products in our Medication and Procedural Solutions unit, which includes our former Medical Surgical Systems unit. Revenue growth for the Diabetes Care unit was unfavorably impacted by lower sales growth in the United States due primarily to the slowing of the conversion from syringes to pen needles and the flattening of price trends. This unfavorable impact to the Diabetes Care unit’s revenues in the quarter was partially offset by solid sales in international markets. The Pharmaceutical Systems unit’s revenue growth reflected a favorable timing of orders during the quarter. Global sales of safety-engineered products were $456 million, as compared with $284 million in the prior year’s quarter, reflecting the inclusion of CareFusion’s sales in the current quarter’s results. Global sales of safety-engineered products in the quarter also included an estimated $27 million unfavorable impact due to foreign currency translation. Total Medical revenues for the nine-month period ended June 30, 2015 increased by 29.5% from the prior-year nine-month period, reflecting the inclusion of CareFusion’s current quarter’s sales in the current year-to-date period’s results and an estimated 7.5% unfavorable impact from foreign currency translation. For the nine-month period ended June 30, 2015, global sales of safety-engineered products were $1.033 billion, compared with $832 million in the prior year’s period, reflecting the inclusion of CareFusion’s safety-engineered sales in the current quarter’s results. Global sales of safety-engineered products in the nine-month period also included an estimated $47 million unfavorable impact due to foreign currency translation.

Medical operating income for the third quarter was $483 million, or 22.0% of Medical revenues, compared with $356 million, or 29.7% of segment revenues, in the prior year’s quarter. Gross profit margin was lower in the current quarter as compared with the third quarter of 2014 due to the amortization of intangible assets acquired in the CareFusion transaction and the amortization of the acquisition-date write-down of CareFusion’s deferred revenue balance, as previously discussed. These unfavorable impacts on gross margin were partially offset by lower manufacturing costs resulting from continuous improvement projects. Aggregate selling and administrative expense for the third quarter primarily reflected the inclusion of CareFusion’s spending in the current quarter’s results. Medical segment selling and administrative expense for the third quarter also included the depreciation of the fair value step-up adjustment recorded upon the acquisition date relative to CareFusion’s fixed assets. Research and development expenses for the quarter increased $38 million, or 70% above the prior year’s period. This increase is primarily attributable to the inclusion of CareFusion’s costs in the current period’s results, partially offset by a favorable comparison to the prior year period which included a $9 million charge associated with the decision to terminate a research and development program, as previously discussed. Segment operating income for the nine-month period was $1.115 billion, or 25.5% of Medical revenues, compared with $968 million, or 28.6%, in the prior year’s period.

Life Sciences Segment

The following is a summary of third quarter Life Sciences revenues by organizational unit:

	Three months ended June 30,
(Millions of dollars)	2015	2014	Total Change	Estimated FX Impact

Preanalytical Systems	$349	$364	(4.0)%	(8.1)%
Diagnostic Systems	302	315	(4.2)%	(7.9)%
Biosciences	269	277	(2.7)%	(7.8)%

Total Life Sciences Revenues	$921	$956	(3.7)%	(7.9)%

Life Sciences segment revenue growth for the quarter was primarily driven by growth in the Preanalytical and Biosciences units. Revenue growth in the Diagnostic Systems unit reflected solid growth in sales of core microbiology platforms and double-digit growth in sales of the BD Max™ molecular platform, partially offset by the impact of guidelines providing for increased Pap smear testing intervals and continued pressure on sales of the BD ProbeTec™ ET and BD Viper™ platforms. The Preanalytical Systems unit’s revenue growth was driven by sales of safety-engineered products and sales in emerging markets. Global sales of safety-engineered products in the Preanalytical Systems unit totaled $275 million, compared with $285 million in the prior year’s quarter, and included an estimated $23 million unfavorable impact due to foreign currency translation. The Biosciences unit’s revenue growth reflected strong growth in sales of research instruments and reagents as well as the favorable timing of orders for Advanced Bioprocessing products in the United States. Total Life Sciences revenues for the nine-month period ended June 30, 2015 decreased by 0.6% from the prior-year nine-month period, including an estimated 5.7% unfavorable impact from foreign currency translation. For the nine-month period ended June 30, 2015, global sales of safety-engineered products in the Preanalytical Systems unit were $822 million, compared with $825 million in the prior year’s period, and included an estimated $46 million unfavorable impact due to foreign currency translation.

Life Sciences operating income for the third quarter was $197 million, or 21.4% of Life Sciences revenues, compared with $221 million, or 23.1% of segment revenues, in the prior year’s quarter. Gross profit margin was lower in the third quarter of fiscal year 2015 compared with the third quarter of 2014 primarily due to unfavorable foreign currency translation, as well as other various immaterial items. Selling and administrative expense as a percentage of Life Sciences revenues in the third quarter of 2015 was slightly lower compared with the third quarter of 2014, due to various immaterial items. An increase in research and development expense in the third quarter of 2015 of $5 million, or 7.5%, primarily reflected the timing of project spending as well as increased investment in new products and platforms. Segment operating income for the nine-month period was $610 million, or 21.4% of Life Sciences revenues, compared with $653 million, or 22.8%, in the prior year’s period.

Geographic Revenues

BD’s worldwide third quarter revenues by geography were as follows:

	Three months ended June 30,
(Millions of dollars)	2015	2014	Total Change	Estimated FX Impact

United States	$1,693	$871	94.4%	—
International	1,427	1,286	10.9%	(17.5)%

Total Revenues	$3,120	$2,157	44.6%	(10.4)%

U.S. revenue growth in our Medical segment reflected the inclusion of CareFusion’s sales in the current year’s quarter. U.S. Medical segment growth was unfavorably impacted by weaker U.S. sales in the Diabetes Care unit and an unfavorable comparison to the prior-year period for the Pharmaceutical Systems unit due to relatively strong sales in the prior-year period. U.S. Life Sciences revenue growth reflected strong growth in sales of research instruments and reagents, as well as the favorable timing of orders for Advanced Bioprocessing products in the Biosciences unit. U.S. Life Sciences revenue growth also reflected continued growth in the Diagnostic Systems unit’s sales of its core microbiology platforms and its BD MaxTM molecular platform, partially offset by the impact of increased testing intervals, as previously discussed, and continued pressure on sales of the unit’s BD Probe TecTM ET and BD ViperTM platforms in the United States.

International revenue growth in the Medical segment reflected the inclusion of CareFusion’s sales in the current year’s quarter. International Medical growth also reflected strong performance in the Pharmaceutical Systems unit’s international sales as well as in the Medication and Procedural Solutions unit’s sales of its safety engineered products. The Diabetes Care unit’s revenues reflected solid sales in international markets. International revenue growth in the Life Sciences segment reflected strong growth in the Preanalytical Systems and Diagnostic Systems units. Emerging market revenues for the third quarter of $539 million represented an increase of 1.6% over the prior year’s quarter, including a 9.4% unfavorable impact due to foreign currency translation. Revenue growth in emerging markets for the third quarter was driven by sales in Latin America and China.

Gross Profit Margin and Operating Expenses

A summary of gross profit margin, selling and administrative expense and research and development expense for the three and nine months ended June 30, 2015 and 2014 is as follows:

	Three months ended June 30,		Nine months ended June 30,
	2015	2014	2015	2014
(Millions of dollars)

Gross profit margin %	38.1%	51.5%	45.4%	51.2%

Selling and administrative expense	$764	$528	$1,820	$1,584
% of revenues	24.5%	24.5%	25.2%	25.4%

Research and development expense	$178	$137	$437	$410
% of revenues	5.7%	6.4%	6.0%	6.6%

Gross profit margin

The decrease in gross profit margin for the third quarter of fiscal year 2015 compared with the prior-year period in 2014 primarily reflected an unfavorable impact of 1,230 basis points due to the recognition of the fair value step-up adjustment recorded relative to CareFusion’s inventory on the acquisition date as well as the amortization and depreciation of intangible and fixed assets, respectively, that were acquired in the CareFusion transaction. For further discussion regarding the inventory and intangible assets acquired in the CareFusion transaction, refer to Note 9 in the Notes to Condensed Consolidated Financial Statements. The decrease in gross profit margin for the third quarter of fiscal year 2015 also reflected an estimated unfavorable impact of 140 basis points relating to foreign currency translation. The favorable impact in the current year’s quarter from operating performance of 30 basis points was primarily driven by lower manufacturing costs from continuous improvement projects and lower raw material costs, partially offset by higher pension costs.

The decrease in gross profit margin for the nine-month period reflected an unfavorable impact of 540 basis points due to the inventory step-up adjustment, intangible asset amortization and fixed asset depreciation impacts noted above. Gross margin for the current nine-month period also reflected an estimated unfavorable impact of 70 basis points relating to foreign currency translation and a favorable operating performance impact of approximately 30 basis points. Operating performance in the nine-month period reflected lower manufacturing costs from continuous improvement projects, favorable product mix and lower raw material costs, partially offset by higher pension costs and price decreases.

Selling and administrative expense

Aggregate expenses in the current year’s period primarily reflected the inclusion of CareFusion’s selling and administrative expenses in the current quarter’s results, as well as depreciation of the fair value step-up adjustment recorded upon the acquisition date relative to CareFusion’s fixed assets. Selling and administrative expense for the third quarter of fiscal year 2015 was favorably impacted by foreign currency translation of approximately $46 million.

Aggregate expenses for the current nine-month period reflected the inclusion of CareFusion’s selling and administrative expenses in the current quarter’s results, as well as the depreciation of the fair value step-up adjustment, as noted above. Selling and administrative expense in the current year’s nine-month period was favorably impacted by foreign currency translation of approximately $88 million. Aggregate expenses for the current year’s nine-month period also included increased spending of $38 million relating to the expansion of our business in emerging markets and the global enterprise resource planning initiative to update our business information systems, as well as a $12 million charge relating to the RTI litigation matter, as previously discussed. Aggregate expenses in the prior year’s nine-month period included the $11 million charge relating to the early termination of a distributor arrangement previously discussed as well as the favorable impact of a $6 million reversal of bad debt expense that was recorded upon receiving a payment relating to outstanding receivables due from the Spanish government.

Research and development expense

The increase in research and development expense for the third quarter, compared with the prior year’s period, reflected the inclusion of CareFusion’s research and development expenses in the current quarter’s results. BD’s spending in the current year’s quarter relative to its legacy units was slightly lower due to the timing of projects. Research and development expense in the prior period’s quarter reflected a $9 million charge associated with the decision to terminate a research and development program in the Medical segment, as previously discussed.

The increase in research and development expense for the nine-month period reflected the inclusion of CareFusion’s current quarter’s research and development expenses in the current quarter’s results. Research and development expenses in the current nine-month period also reflected a favorable comparison to the prior-year period’s expense, which included the program termination in the Medical segment, as noted above, as well as the $20 million asset write-off charge recorded in the second quarter of fiscal year 2014 upon the discontinuance of a program in the Life Sciences segment, as previously discussed.

Acquisition-related costs

Acquisition-related costs were $108 million in the third quarter of fiscal year 2015, which reflected transaction, integration and restructuring costs of $9 million, $24 million and $75 million, respectively. Acquisition-related costs in the nine-month period ending June 30, 2015 were $244 million which reflected transaction, integration and restructuring costs of $52 million, $55 million and $136 million, respectively. The transaction and integration costs in both the three and nine-month periods reflected advisory, legal, and other costs incurred in connection with the CareFusion acquisition. The restructuring costs in the current quarter reflected employee termination costs, share-based compensation expense and other restructuring costs relating to the acquisition. For further discussion regarding these costs, refer to Notes 7, 8 and 9 in the Notes to Condensed Consolidated Financial Statements.

Net Interest Expense

The components of net interest expense were as follows:

	Three months ended June 30,		Nine months ended June 30,
(Millions of dollars)	2015	2014	2015	2014

Interest expense	$(105)	$(33)	$(272)	$(99)
Interest income	2	12	20	36

Net interest expense	$(103)	$(20)	$(252)	$(63)

The increases in interest expense for the three and nine-month periods of fiscal year 2015 compared with the prior year periods primarily reflected increased financing costs associated with the CareFusion acquisition, including interest on $6.2 billion of senior unsecured notes issued in December 2014, in anticipation of closing the CareFusion acquisition. Interest expense for the current year’s periods also reflected $8 million due to the favorable amortization of the acquisition-date fair value-step recorded on CareFusion’s long-term debt, partially offset by $5 million of costs associated with our April 2015 exchange of CareFusion notes assumed in the acquisition for BD notes. Interest expense in the current nine-month period additionally included commitment fees for a bridge loan facility entered into concurrently with the execution of the agreement to acquire CareFusion to ensure our ability to fund the cash portion of consideration due under the agreement. Additional disclosures regarding the debt issuance, exchange offer and bridge loan facility are provided in Note 14 in the Notes to Condensed Consolidated Financial Statements.

The decreases in interest income in the current year’s three and nine-month periods compared with the prior year’s periods primarily reflected lower cash levels outside of the United States as well as lower investment gains on assets related to our deferred compensation plans. The offsetting movements in the deferred compensation plan liability were recorded in Selling and administrative expense.

Income Taxes

The income tax rate was (60.0)% for the third quarter of fiscal year 2015 compared with 23.0% in the third quarter of fiscal year 2014. The effective income tax rate for the current year’s quarter would have been higher by 8,480 basis points excluding the impact on BD’s income mix of the previously discussed specified items. The tax benefits on these specified items were primarily incurred in higher tax jurisdictions. The nine-month tax rate was 6.4% compared with the prior year’s rate of 22.8%. The effective income tax rate for the current year’s nine-month period would have been higher by 1,630 basis points excluding the impact on BD’s income mix of the third quarter specified items, which, as discussed above, were affected by higher tax benefits, as well as the impact of previously discussed specified items recorded in the first and second quarters of fiscal year 2015. The decrease in the income tax rate for the nine-month period of 2015 additionally reflected the extension of the U.S. research and development income tax credit, which was partially offset by the unfavorable impact of one-time discrete items.

Net Income and Diluted Earnings per Share

Net income and diluted earnings per share for the third quarter of 2015 were $62 million and $0.29, respectively. Net income and diluted earnings per share for the prior year’s third quarter were $326 million and $1.65, respectively. The current quarter’s earnings per share reflected an unfavorable impact of $1.76 relating to the previously discussed specified items, as well as an estimated unfavorable impact due to foreign currency translation of $0.29. Net income and diluted earnings per share for the nine-month period of 2015 were $514 million and $2.52, respectively, compared with $884 million and $4.47, respectively, in the prior year’s period. The current year-to-date period’s earnings per share reflected an unfavorable impact of $2.68 relating to the previously discussed specified items, as well as an estimated unfavorable impact due to foreign currency translation of $0.52. Additionally, diluted earnings per share for nine-month period of 2015 reflected a dilutive impact of $0.02 from the shares BD issued, as part of the total consideration transferred upon the closing of the CareFusion acquisition, prior to the inclusion of CareFusion in our consolidated results of operations.

Liquidity and Capital Resources

Net Cash Flows from Operating Activities

Cash generated from operations, along with available cash and cash equivalents, is expected to be sufficient to fund our normal operating needs for the remainder of fiscal year 2015. Normal operating needs in fiscal year 2015 include working capital, capital expenditures, and cash dividends. Net cash provided by operating activities was $1.052 billion during the first nine months of fiscal year 2015, compared with $1.207 billion in the same period in 2014, reflecting a decrease in income from operations, as adjusted for depreciation and amortization. The current-period change in operating assets and liabilities was a net use of cash and primarily reflected higher levels of accounts receivables and prepayments and lower levels of accounts payable and accrued expenses, partially offset by lower levels of inventory. The lower levels of inventory reflected the impact of the third quarter fiscal year 2015 recognition of the acquisition fair value step-up adjustment recorded relative to CareFusion’s inventory on the acquisition date. Net cash provided by operating activities in the first nine months of both fiscal years 2015 and 2014 was reduced by changes in the pension obligation resulting primarily from discretionary cash contributions of $40 million and $75 million in the first nine months of fiscal years 2015 and 2014, respectively.

Net Cash Flows from Investing Activities

Net cash used for investing activities for the first nine months of the current year was $8.003 billion, compared with $730 million in the prior-year period. Cash inflows from the sales of investments of $837 million were attributable to the maturities of time deposits in Europe, Latin America and Asia Pacific. Cash outflows relating to acquisitions of $8.3 billion were primarily attributable to the completion of the CareFusion acquisition in the second quarter of fiscal year 2015. Cash outflows relating to acquisitions in the current year’s nine-month period also included cash payments relating to other acquisitions, including GenCell Biosystems, CRISI Medical Systems, Inc. and the ARX group of companies in the first, second and third quarters of fiscal year 2015, respectively. Cash outflows relating to acquisitions were $40 million in the first nine months of the prior year as a result of the Company’s acquisition of Alverix, Inc. in the second quarter of fiscal year 2014. Capital expenditures were $387 million in the first nine months of fiscal year 2015 compared with $339 million in the prior-year period.

Net Cash Flows from Financing Activities

Net cash provided by financing activities for the first nine months of fiscal year 2015 was $6.667 billion, compared with net cash used for financing activities of $701 million in the prior-year period.

Debt-related Activities

Net cash provided by financing activities in the current period included the proceeds from $6.2 billion of notes issued in December 2014 as well as $850 million total proceeds from net borrowings under commercial paper programs and a term loan facility. These proceeds were used to finance the completion of our acquisition of CareFusion in March 2015. For additional information regarding these financing arrangements, refer to Note 14 in the Notes to Condensed Consolidated Financial Statements and for additional information regarding the CareFusion acquisition, refer to Note 9 in the Notes to Condensed Consolidated Financial Statements.

Certain measures relating to our total debt, which was $13.2 billion at June 30, 2015 and $4.0 billion at September 30, 2014, were as follows:

	June 30, 2015	September 30, 2014
Short-term debt as a percentage of total debt	13.7%	5.1%
Weighted average cost of total debt	3.2%	3.7%
Total debt as a percentage of total capital*	58.3%	43.4%

*	Represents shareholders’ equity, net non-current deferred income tax liabilities, and debt.

The ratio of short-term debt as a percentage of total debt at June 30, 2015 reflected the reclassification, from long-term debt to short-term debt, of $750 million of floating rate notes due on June 15, 2016.

Repurchase of Common Stock

There were no share repurchases during the first nine months of fiscal year 2015 as our share repurchase program has been suspended throughout fiscal year 2015 beginning with our announced agreement to acquire CareFusion. For the first nine months of fiscal year 2014, we repurchased approximately 3.6 million shares of our common stock for $400 million. At June 30, 2015, a total of approximately 9.1 million common shares remained available for purchase under the Board of Directors’ September 2013 repurchase authorization.

Cash and Short-term Investments

At June 30, 2015, total worldwide cash and short-term investments were approximately $1.6 billion, of which $849 million was held in jurisdictions outside of the United States. We regularly review the amount of cash and short-term investments held outside the United States and currently intend to use such amounts to fund our international operations and their growth initiatives. In addition, if these amounts were repatriated from foreign jurisdictions to the United States, there could be adverse tax consequences.

Credit Facilities

In January 2015 and in connection with our agreement to acquire CareFusion, we entered into a commercial paper program which allows us to issue a maximum of $1 billion in notes. A former commercial paper program which had been in place to meet short-term financing needs was terminated in February 2015 and the outstanding borrowings of $200 million under the former program were rolled into the new commercial paper program. Also in connection with the CareFusion acquisition, we entered into a 364-day term loan agreement in December 2014 that provides for a $1.0 billion term loan facility. Under the financial covenants of the term loan facility, BD is required to maintain an interest expense coverage ratio (ratio of earnings as defined under the agreement to interest expense) of not less than 5-to-1 as of the last day of any fiscal quarter. Additionally,

BD is required to maintain a leverage ratio (ratio of debt to earnings as defined under the agreement) as of the last day of any fiscal quarter of no greater than 4.75-to-1. We were in compliance with these covenants as of June 30, 2015.

At June 30, 2015, subsequent to the completion of the CareFusion acquisition on March 17, 2015, borrowings outstanding under the current commercial paper program were $700 million. At June 30, 2015, borrowings outstanding under the term loan agreement were $350 million reflecting a $650 million principal payment made in April 2015. In July 2015, we made a $250 million principal payment to further reduce the outstanding balance on the term loan facility. The $9.1 billion of fully committed bridge financing we secured in the first quarter of fiscal year 2015, concurrently with our execution of the agreement to acquire CareFusion, was terminated upon completion of the acquisition. Additional disclosures regarding BD’s financing arrangements relating to the CareFusion acquisition are provided in Note 14 in the Notes to Condensed Consolidated Financial Statements.

We have available a $1 billion syndicated credit facility with an expiration date of May 2018. This credit facility, under which there were no borrowings outstanding at June 30, 2015, provides backup support for our commercial paper programs and can also be used for other general corporate purposes. It includes a provision that enables BD, subject to additional commitments made by the lenders, to access up to an additional $500 million in financing through the facility for a maximum aggregate commitment of $1.5 billion. The credit facility includes a single financial covenant that requires BD to maintain an interest expense coverage ratio of not less than 5-to-1 for the most recent four consecutive fiscal quarters. We were in compliance with this covenant as of June 30, 2015. In addition to the U.S. credit facilities discussed above, we have informal lines of credit outside the United States.

CareFusion Debt Assumed

Upon the closing of the CareFusion acquisition in March 2015, BD assumed senior unsecured notes issued by CareFusion with an aggregate principal amount of $2 billion. Subsequent to closing the acquisition, BD commenced offers to exchange these CareFusion notes for notes issued by BD and this exchange offer expired in April 2015. Additional disclosures regarding this exchange offer are provided in Note 14 in the Notes to Condensed Consolidated Financial Statements.

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

Concentrations of Credit Risk

We continually evaluate our accounts receivables for potential collection risks particularly those resulting from sales to government-owned or government-supported healthcare facilities in certain countries as payment may be dependent upon the financial stability and creditworthiness of those countries’ national economies. Due to recent economic conditions and other factors in certain European countries, the average length of time it has taken us to collect government receivables in these countries has been longer than the payment patterns experienced in the United States and other international markets. We continually monitor these government receivables for potential collection risks associated with the availability of government funding and reimbursement practices. We believe the current reserves related to these government receivables are adequate and that this concentration of credit risk will not have a material adverse impact on our financial position or liquidity. Specifically relative to the recent economic developments in Greece, potential exposures to our revenues, accounts receivable and other assets are not material.

Update of Critical Accounting Policies

The preparation of the consolidated financial statements requires management to use estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, as well as the disclosure of contingent assets and liabilities at the date of the consolidated financial statements. Some of those judgments can be subjective and complex and, consequently, actual results could differ from those estimates. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. For any given estimate or assumption made by management, it is possible that other people applying reasonable judgment to the same facts and circumstances could develop different estimates. Actual results that differ from management’s estimates could have an unfavorable effect on our consolidated financial statements. Upon our acquisition of CareFusion on March 17, 2015, we have implemented the following critical accounting policies. There have been no other material changes to our critical accounting policies since September 30, 2014.

Accounting for Sales-Type Leases

Our accounting for sales-type leases is based upon certain assumptions including the economic life of our leased products and the fair value of our leased products, which is used to determine the interest rate implicit to the lease. These assumptions affect that amount of gross investment in the lease, unearned income, and the sales price that is recognized relative to each sales-type lease transaction. Based upon our anticipation of future technological advances of our products or that of our competitors, the economic life of our leased products is five years as this is the estimated period during which the leased product is expected to be economically usable, without limitation by the lease term. Additionally, five years represents the most frequent contractual lease term for our leased products. Our product configurations are customized for each customer’s specific specifications, and as such, there is no significant after-market for our used equipment. Residual values, if any, are established at lease inception using estimates of the fair value of reclaimable component parts of the products at the end of the lease term.

The fair value of our leased products is estimated on a quarterly basis, based upon transacted cash sales prices during the preceding twelve-month period, and represents normal selling price, reflecting any volume or trade discounts that may apply. Because our products are sold as part of customized systems to a diverse range of customers, many of which are affiliated with a group purchasing organization or integrated delivery network, there is a wide range of negotiated cash selling prices for our products. Accordingly, we stratify our cash selling transactions based on product configuration and customer class to determine a best estimate of fair value for each product specific, within determined customer classes. Based upon this stratification, we calculate the weighted average selling price of each configured product using the interquartile range methodology and remove outliers from the population of normal cash selling prices, which narrows the range of selling prices within each stratified customer class. The resulting weighted average selling price is the single point estimate of fair value that we use as the normal selling price and this fair value estimate is used to determine the implicit interest rate for each product subject to a sales-type lease arrangement. The interest rate implicit to the lease is then used to determine the amount of revenue recognized at the inception of the lease and the revenue recognized over the life of the lease.

Approximately 15-25% of our lease transactions in a given year do not have corresponding cash selling transactions for the same product configuration and customer class. Therefore, for these transactions, the estimated fair value is determined by: (1) reviewing the estimated fair value of the same product line with the closest similar configuration sold to the same customer class and adjusting this fair value by the expected pricing impact of the difference in product configuration; or (2) reviewing the estimated fair value of the same product configuration sold to a different customer class and adjusting this fair value by the expected pricing impact of the difference in customer class.

Our net investment in sales-type leases primarily arises from the leasing of dispensing equipment and as such, the methodology for determining the relating allowance for credit losses is based on the collective population and is not stratified by class or portfolio segment. The allowance for credit losses is based on historical experience loss rates as well as on management’s judgments regarding the potential impact of anticipated changes in business practices, market dynamics, and economic conditions. These assumptions are inherently subjective and it is possible that we will experience actual credit losses that are different from our current estimates.

Accounting for Software Products

We sell and lease products with embedded software and as such, we must evaluate these products to determine if industry-specific revenue recognition requirements apply to these sales transactions. This evaluation process is often complex and subject to significant judgment. If software is considered not essential to the non-software elements of a product but is considered more than incidental to a product as a whole, the product’s software elements must be separated from its non-software elements under the requirements relating to multiple-element arrangements. The product’s software elements must be accounted for under software industry-specific revenue recognition requirements and the application of these requirements may significantly affect the timing and amount of revenue recognized.

We have determined that the software embedded within our infusion products, when sold with safety software, patient identification products, and certain diagnostic equipment, as well as the software embedded within our research and clinical instruments sold by our Biosciences unit, is more than incidental to these product offerings as a whole. However, we have determined that the non-software elements and software elements in these product offerings work together to deliver the essential functionality of these products as a whole. As such, the accounting for these product offerings does not fall within the scope of software industry-specific accounting requirements. We have determined the embedded software within certain other products, primarily dispensing and respiratory products, is incidental to the products as a whole and therefore the accounting for these products also falls outside the scope of software-specific requirements. Generally, our standalone software application sales and any related post-contract support related to these sales are accounted for under the software industry-specific revenue recognition requirements.

Accounting for Multiple-Element Arrangements

Some of our sales transactions qualify as multiple-element arrangements which require us to identify separate units of accounting within the arrangement and allocate the transaction consideration across these separate accounting units. For arrangements that include software and non-software elements, the transaction consideration is allocated to the software elements as a group as well as to the individual non-software elements that have been separately identified. The identification of accounting units and the allocation of total transaction consideration for multiple-element arrangements may be subjective and requires a degree of management judgment. Management’s judgments relative to multiple-element arrangements may significantly affect the timing of revenue recognition.

Transaction consideration for separately identified non-software units of accounting within an arrangement is recognized upon the completion of each deliverable based on its relative selling price. When applying the relative selling price method, the selling price of each deliverable is determined based upon the following hierarchy of evidence: vendor-specific objective evidence, which is generally based upon historical prices in stand-alone transactions; third-party evidence, which is generally based on market data on sales of similar products and services, if available; and management’s best estimate of selling price. Management’s best estimate of selling price is generally based upon the following considerations: stand-alone sales prices, established price lists, costs to produce, profit margins for similar products, market conditions, and customer stratification.

For software and software-related products, we use the relative fair value method to allocate transaction consideration to each unit of accounting; whereby the evidence used in the determination of fair value estimates are based solely on vendor-specific objective evidence. To the extent that vendor specific objective evidence does not exist for delivered elements of the transaction, we apply the residual method.

The revenue allocated to equipment or instruments in multiple-element arrangements is recognized upon transfer of title and risk of loss to the customer. The revenue allocated to extended warranty contracts and software maintenance contracts is deferred and recognized as these deliverables are performed under the arrangement. The majority of deferred revenue relating to extended warranty contracts is generally recognized within a few years whereas deferred revenue relating to software maintenance contracts is generally recognized over several years.

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

An evaluation was carried out by BD’s management, with the participation of BD’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of BD’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of June 30, 2015. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were, as of the end of the period covered by this report, effective and designed to ensure that material information relating to BD and its consolidated subsidiaries would be made known to them by others within these entities. On March 17, 2015, BD completed the acquisition of CareFusion Corporation (“CareFusion”). BD has extended its oversight and monitoring processes that support our internal control over financial reporting, as well as its disclosure controls and procedures, to include CareFusion’s operations. BD is continuing to integrate the acquired operations of CareFusion. There were no other changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2015 identified in connection with the above-referenced evaluation that have materially affected, or are reasonably likely to materially affect, BD’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

We are involved, both as a plaintiff and a defendant, in various legal proceedings which arise in the ordinary course of business, including product liability and environmental matters as set forth in our 2014 Annual Report on Form 10-K and in Note 5 of the Notes to Condensed Consolidated Financial Statements in this report. Since March 31, 2015, the following developments have occurred with respect to the legal proceedings in which we are involved:

Brazil

BD has filed an administrative appeal relating to the Brazilian Foreign Trade Board’s decision regarding anti-dumping measures.

CareFusion Shareholder Litigation

The parties to the action filed in the Delaware Court of Chancery have entered into a stipulation and agreement of compromise, settlement and release and presented the matter to the Delaware Court of Chancery for approval. The Delaware Court of Chancery has scheduled a hearing for September 17, 2015 to consider the matter.

Antitrust Class Action Complaint

On July 17, 2015, a class action complaint was filed against the Company in the U.S. District Court for the Southern District of Georgia. The plaintiffs, Glynn-Brunswick Hospital Authority, trading as Southeast Georgia Health System, and Southeast Georgia Health System, Inc., seek to represent a class of acute care purchasers of BD syringes and IV catheters. The complaint alleges that BD monopolized the markets for syringes and IV catheters through contracts, theft of technology, false advertising, acquisitions, and other conduct. The complaint seeks treble damages but does not specify the amount of alleged damages.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth certain information regarding our purchases of common stock of BD during the quarter ended June 30, 2015.

Issuer Purchases of Equity Securities

For the three months ended June 30, 2015	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
April 1 – 30, 2015	1,957	141.77	—	9,147,060
May 1 – 31, 2015	817	143.85	—	9,147,060
June 1 – 30, 2015	—	—	—	9,147,060

Total	2,774	142.39	—	9,147,060

(1)	Represents 2,774 shares purchased during the quarter in open market transactions by the trust relating to BD’s Deferred Compensation and Retirement Benefit Restoration Plan and 1996 Directors’ Deferral Plan.
(2)	These shares are available under a repurchase program covering 10 million additional shares authorized by the Board of Directors on September 24, 2013 (the “2013 Program”). There is no expiration date for the 2013 Program.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

Exhibit 3	By-Laws, as amended as of July 28, 2015 (incorporated by reference to Exhibit 3.1 of the registrant’s Current Report on Form 8-K filed on July 29, 2015).

Exhibit 31	Certifications of Chief Executive Officer and Chief Financial Officer, pursuant to SEC Rule 13a - 14(a).

Exhibit 32	Certifications of Chief Executive Officer and Chief Financial Officer, pursuant to Rule 13a - 14(b) and Section 1350 of Chapter 63 of Title 18 of the U.S. Code.

Exhibit 101	The following materials from this report, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Becton, Dickinson and Company
(Registrant)

Dated: August 6, 2015

/s/ Christopher Reidy
Christopher Reidy
Chief Financial Officer and Executive Vice President of Administration
(Principal Financial Officer)

/s/ John Gallagher
John Gallagher
Vice President, Corporate Finance, Treasurer and Controller
(Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibits

3	By-Laws, as amended as of July 28, 2015 (incorporated by reference to Exhibit 3.1 of the registrant’s Current Report on Form 8-K filed on July 29, 2015).

31	Certifications of Chief Executive Officer and Chief Financial Officer, pursuant to SEC Rule 13a - 14(a).

32	Certifications of Chief Executive Officer and Chief Financial Officer, pursuant to Rule 13a - 14(b) and Section 1350 of Chapter 63 of Title 18 of the U.S. Code.

101	The following materials from this report, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.