Form 10-K
period 2015-09-30
BECTON DICKINSON & CO
filed 2015-11-25
CIK 10795

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2015
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐        No  ☑
As of March 31, 2015, the aggregate market value of the registrant’s outstanding common stock held by non-affiliates of the registrant was approximately $30,013,657,226.

As of October 31, 2015, 210,736,542 shares of the registrant’s common stock were outstanding.
Documents Incorporated by Reference
Portions of the registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held January 26, 2016 are incorporated by reference into Part III hereof.

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
BD is a global medical technology company engaged principally in the development, manufacture and sale of medical devices, instrument systems and reagents used by healthcare institutions, life science researchers, clinical laboratories, the pharmaceutical industry and the general public. We provide customer solutions that are focused on improving medication management and patient safety; supporting infection prevention practices; equipping surgical and interventional procedures; improving drug delivery; aiding anesthesiology and respiratory care; enhancing the diagnosis of infectious diseases and cancers; advancing cellular research and applications; and supporting the management of diabetes.
On March 17, 2015, BD completed the acquisition of CareFusion Corporation (“CareFusion”), a global medical technology company with a comprehensive portfolio of products in the areas of medication management, infection prevention, operating room and procedural effectiveness, and respiratory care. The CareFusion acquisition positions BD as a global leader in medication management. CareFusion product lines are included in our Medical Segment, which is discussed below.
Business Segments
BD’s operations consist of two worldwide business segments: BD Medical and BD Life Sciences. Information with respect to BD’s business segments is included in Note 6 to the consolidated financial statements contained in Item 8, Financial Statements and Supplementary Data, and is incorporated herein by reference.
BD Medical
BD Medical produces a broad array of medical devices that are used in a wide range of healthcare settings. The primary customers served by BD Medical are hospitals and clinics; physicians’ office practices; consumers and retail pharmacies; governmental and nonprofit public health agencies; pharmaceutical companies; and healthcare workers. BD Medical consists of the following business units:

Business Unit	Principal Product Lines
Diabetes Care	Syringes and pen needles for the injection of insulin and other drugs used in the treatment of diabetes.
Medication and Procedural Solutions
Needles, syringes and intravenous catheters for medication delivery (including safety-engineered and auto-disable devices); prefilled IV flush syringes; regional anesthesia needles and trays; sharps disposal containers; closed-system transfer devices; skin antiseptic products; surgical and laproscopic instrumentation; and generic prefilled injectables.

Medication Management Solutions	Intravenous medication safety and infusion therapy delivery systems, including infusion pumps and dedicated disposables; and automated medication dispensing and supply management systems.
Pharmaceutical Systems	Prefillable drug delivery systems provided to pharmaceutical companies and sold to end-users as drug/device combinations.
Respiratory Solutions	Respiratory ventilation and diagnostics equipment and consumables used during respiratory diagnostics and therapy; and consumables used for patient monitoring and anesthesia delivery.

BD Life Sciences
BD Life Sciences provides products for the safe collection and transport of diagnostics specimens, and instruments and reagent systems to detect a broad range of infectious diseases, healthcare-associated infections (“HAIs”) and cancers. In addition, BD Life Sciences produces research and clinical tools that facilitate the study of cells, and the components of cells, to gain a better understanding of normal and disease processes. That information is used to aid the discovery and development of new drugs and vaccines, and to improve the diagnosis and management of diseases. The primary customers served by BD Life Sciences are hospitals, laboratories and clinics; blood banks; healthcare workers; public health agencies; physicians’ office practices; academic and government institutions; and pharmaceutical and biotechnology companies. BD Life Sciences consists of the following business units:

Business Unit	Principal Product Lines
Preanalytical Systems	Integrated systems for specimen collection; safety-engineered blood collection products and systems.
Diagnostic Systems
Automated blood culturing and tuberculosis culturing systems; molecular testing systems for infectious diseases and women’s health; microorganism identification and drug susceptibility systems; liquid-based cytology systems for cervical cancer screening; rapid diagnostic assays; microbiology laboratory automation; and plated media.

Biosciences
Fluorescence-activated cell sorters and analyzers; monoclonal antibodies and kits for performing cell analysis; reagent systems for life science research; molecular indexing and next-generation sequencing sample preparation for genomics research; clinical oncology, immunological (HIV) and transplantation diagnostic/monitoring reagents and analyzers; and cell culture media supplements for biopharmaceutical manufacturing.

Acquisitions
CareFusion Corporation. As previously mentioned, on March 17, 2015, pursuant to a definitive agreement entered into on October 5, 2014, BD acquired a 100% interest in CareFusion, a global medical technology company with a comprehensive portfolio of products in the areas of medication management, infection prevention, operating room and procedural effectiveness, and respiratory care. The fair value of consideration transferred was $12.538 billion in the form of cash and BD common stock.
Other Transactions. During the first quarter of fiscal year 2015, BD acquired GenCell Biosystems, a privately-held Irish biotechnology company that has developed proprietary technologies that address key biological analysis protocols including library preparation of Next Generation Sequencing and genotyping applications. During the second quarter of fiscal year 2015, BD acquired CRISI Medical Systems, Inc., a San Diego-based medical technology company dedicated to improving the safety and delivery of IV injectable medications. During the third quarter of fiscal year 2015, BD acquired the ARX group of companies, a leading pharmacy automation distributor in Western Europe. During the fourth quarter of fiscal year 2015, BD acquired Cellular Research, Inc., a biotechnology research and development company that has developed advanced tools for massively parallel single cell genetic analysis based on their proprietary Molecular Indexing™ technology to enable gene expression profiles from single cells.
Additional information regarding these acquisitions is contained in Note 9 to the consolidated financial statements contained in Item 8, Financial Statements and Supplementary Data, which is incorporated herein by reference.
International Operations
BD’s products are manufactured and sold worldwide. For reporting purposes, we organize our operations outside the United States as follows: Europe, EMA (which includes the Commonwealth of Independent States, the Middle East and Africa); Greater Asia (which includes Japan and Asia Pacific); Latin America (which includes Mexico, Central America, the Caribbean and South America); and Canada. The principal products sold by BD outside the United States are hypodermic needles and syringes; insulin syringes and pen needles; BD Hypak™ brand prefillable syringe systems; infusion therapy products including Alaris® infusion pumps; pharmacy automation equipment; respiratory equipment and disposable products; BD Vacutainer™ brand blood collection products; diagnostic systems and laboratory equipment and products; flow cytometry instruments and reagents. BD has manufacturing operations outside the United States in Bosnia and Herzegovina, Brazil, Canada, China, Dominican Republic, France, Germany, Hungary, India, Ireland, Italy, Japan, Mexico, the Netherlands, Singapore, Spain, and the United Kingdom. Geographic information with respect to BD’s operations is included under the heading “Geographic Information” in Note 6 to the consolidated financial statements included in Item 8, Financial Statements and Supplementary Data, and is incorporated herein by reference.
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
Distribution
BD’s products are marketed in the United States and internationally through independent distribution channels and directly to end-users by BD and independent sales representatives. Order backlog is not material to BD’s business inasmuch as orders for BD products generally are received and filled on a current basis, except for items temporarily out of stock. BD’s worldwide sales are not generally seasonal, with the exception of certain medical devices in the Medication and Procedural

Solutions and Respiratory Solutions Business Units, and respiratory and flu diagnostic products in the Diagnostic Systems Business Unit, which relate to seasonal diseases such as influenza.
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
Research and Development
BD conducts its research and development (“R&D”) activities at its operating units and at BD Technologies in Research Triangle Park, North Carolina. The majority of BD’s R&D activities are conducted in North America. Outside North America, BD conducts R&D activities in China, France, India, Ireland and Singapore. BD also collaborates with certain universities, medical centers and other entities on R&D programs, and retains individual consultants to support its efforts in specialized fields. BD spent approximately $632 million, $550 million, and $494 million on research and development during the fiscal years ended September 30, 2015, 2014, and 2013, respectively. Post-acquisition R&D spend from legacy CareFusion businesses was $115 million in fiscal year 2015.
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
BD competes in this evolving marketplace on the basis of many factors, including price, quality, innovation, service, reputation, distribution and promotion. The impact of these factors on BD’s competitive position varies among BD’s various product offerings. In order to remain competitive in the industries in which it operates, BD continues to make investments in research and development, quality management, quality improvement, product innovation and productivity improvement in support of its core strategy - to increase revenue growth by focusing on products that deliver greater benefits to patients, healthcare workers and researchers.

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
As BD’s product offerings are diverse across many healthcare settings, they are affected to varying degrees by the many payment systems. Therefore, individual countries, product lines or product classes may be impacted by changes to these systems. Governments and payers around the world are altering healthcare delivery and payment pathways to focus on paying for value. Traditional procurement processes are evolving to drive “value for money” with specific priorities focused on reducing costs and creating efficiencies in the healthcare systems.
The Patient Protection and Affordable Care Act (“PPACA”) has created substantive changes to U.S. healthcare payment systems. With respect to Medicare, the law initially focused on Medicare provisions aimed at improving quality and decreasing costs through a variety of value based payment methodologies. Medicare is now moving beyond payment penalties and seeking to create alternative payment models such as bundled payments to continue to drive improved value. The Department of Health and Human Services (“HHS”) announced earlier this year an initiative designed to actively move the Medicare program toward paying providers based on the quality, rather than the quantity of care they give patients. This initiative continues the shift toward reimbursing providers via bundled payments based upon quality and outcomes. As a result, HHS predicts that by 2018, 90% of all fee-for-service Medicare payments will be linked to quality outcomes through programs such as the Hospital Value Based Purchasing and the Hospital Readmissions Reduction programs. Of these quality-based payments, 50% will be tied to alternate payment models that promote shared savings like Accountable Care Organizations and bundled payment arrangements.
We see other governments around the world considering similar bundling reform measures, including the development of the Diagnosis Related Group (“DRG”) as a payment mechanism to drive toward quality and resource based reimbursement.
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
BD actively maintains FDA/ISO Quality Systems that establish standards for its product design, manufacturing, and distribution processes. Prior to marketing or selling most of its products, BD must secure approval from the FDA and counterpart non-U.S. regulatory agencies. Following the introduction of a product, these agencies engage in periodic reviews and inspections of BD’s quality systems, as well as product performance and advertising and promotional materials. These regulatory controls, as well as any changes in FDA policies, can affect the time and cost associated with the development, introduction and continued availability of new products. Where possible, BD anticipates these factors in its product development and planning processes. These agencies possess the authority to take various administrative and legal actions against BD, such as product recalls, product seizures and other civil and criminal sanctions. BD also undertakes voluntary compliance actions such as voluntary recalls.
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
In addition, as part of PPACA, the federal government has enacted the Sunshine Act provisions requiring BD to publicly report gifts and payments made to physicians and teaching hospitals. Many of these provisions are new and uncertain, and failure to comply could result in a range of fines, penalties and/or other sanctions.
Our infusion pump business unit is operating under an amended consent decree entered into by CareFusion with the FDA in 2007. CareFusion’s consent decree with the FDA related to its Alaris SE infusion pumps. In February 2009, CareFusion and the FDA amended the consent decree to include all infusion pumps manufactured by or for CareFusion 303, Inc., the business unit that manufactures and sells infusion pumps in the United States. The amended consent decree does not apply to intravenous administration sets and accessories.
While this BD business unit remains subject to the amended consent decree, which includes the requirements of the original consent decree, it has made substantial progress in its compliance efforts. However, we cannot predict the outcome of this matter, and the amended consent decree authorizes the FDA, in the event of any violations in the future, to order us to cease manufacturing and distributing infusion pumps, recall products and take other actions. We may be required to pay damages of $15,000 per day per violation if we fail to comply with any provision of the amended consent decree, up to $15 million per year.
We also cannot currently predict whether additional monetary investment will be incurred to resolve this matter or the matter’s ultimate impact on our business. We may be obligated to pay more costs in the future because, among other things, the FDA may determine that we are not fully compliant with the amended consent decree and therefore impose penalties under the amended consent decree, and/or we may be subject to future proceedings and litigation relating to the matters addressed in the amended consent decree. As of September 30, 2015, we do not believe that a loss is probable in connection with the amended consent decree, and accordingly, we have no accruals associated with compliance with the amended consent decree.
See also Item 3. Legal Proceedings.
Employees
As of September 30, 2015, BD had 49,517 employees, of which 18,596 were employed in the U.S. (including Puerto Rico). BD believes that its employee relations are satisfactory.
Available Information
BD maintains a website at www.bd.com. BD also makes available its Annual Reports on Form 10-K, its Quarterly Reports on Form 10-Q, and its Current Reports on Form 8-K (and amendments to those reports) as soon as reasonably practicable after those reports are electronically filed with, or furnished to, the Securities and Exchange Commission (“SEC”). These filings may be obtained and printed free of charge at www.bd.com/investors. In addition, the written charters of the Audit Committee, the Compensation and Management Development Committee, the Corporate Governance and Nominating Committee, the Executive Committee and the Science, Marketing, Innovation and Technology Committee of the Board of Directors, BD’s Corporate Governance Principles and its Code of Conduct, are available at BD’s website at www.bd.com/investors/corporate_governance/. Printed copies of these materials, this 2015 Annual Report on Form 10-K, and BD’s reports and statements filed with, or furnished to, the SEC, may be obtained, without charge, by contacting the Corporate Secretary, BD, 1 Becton Drive, Franklin Lakes, New Jersey 07417-1880, telephone 201-847-6800. In addition, the SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov.
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

Risks Relating to the Company
Global economic conditions could continue to adversely affect our operations.
In recent years, we have been faced with very challenging global economic conditions. Deterioration in the global economic environment, particularly in emerging markets and countries with government-sponsored healthcare systems, may result in decreased demand for our products and services, increased competition, downward pressure on the prices for our products, longer sales cycles, and slower adoption of new technologies. A weakening of macroeconomic conditions may also adversely affect our suppliers, which could result in interruptions in supply in the future. We have also previously experienced delays in collecting receivables in certain countries in Western Europe, and we may experience similar delays in the future in these and other countries or regions experiencing liquidity problems.
We are subject to foreign currency exchange risk.
A substantial amount of our revenues are derived from international operations, and we anticipate that a significant portion of our sales will continue to come from outside the U.S. in the future. The revenues we report with respect to our operations outside the United States may be adversely affected by fluctuations in foreign currency exchange rates. A discussion of the financial impact of exchange rate fluctuations and the ways and extent to which we may attempt to address any impact is contained in Item 7., Management’s Discussion of Financial Condition and Results of Operations. Any hedging activities we engage in may only offset a portion of the adverse financial impact resulting from unfavorable changes in foreign currency exchange rates. We cannot predict with any certainty changes in foreign currency exchange rates or the degree to which we can mitigate these risks.
Changes in reimbursement practices of third-party payers could affect the demand for our products and the prices at which they are sold.
Our sales depend, in part, on the extent to which healthcare providers and facilities are reimbursed by government authorities, private insurers and other third-party payers for the costs of our products. The coverage policies and reimbursement levels of third-party payers, which can vary among public and private sources and by country, may affect which products customers purchase and the prices they are willing to pay for those products in a particular jurisdiction. Reimbursement rates can also affect the acceptance rate of new technologies and products. Legislative or administrative reforms to reimbursement systems in the United States or abroad, changes in reimbursement rates by private payers, or adverse decisions relating to our products by administrators of these systems could significantly reduce reimbursement for procedures using our products or result in denial of reimbursement for those products, which would adversely affect customer demand or the price customers are willing to pay for such products. See “Third-Party Reimbursement” under Item 1., Business.
Federal healthcare reform may adversely affect our results of operations.
The PPACA was enacted in March 2010. The PPACA imposes on medical device manufacturers, such as BD, a 2.3% excise tax on U.S. sales of certain medical devices. We cannot predict with any certainty what other impact the PPACA may have on our business. The PPACA, among other things, reduces Medicare and Medicaid payments to hospitals, clinical laboratories and pharmaceutical companies, and could otherwise reduce the volume of medical procedures. These factors, in turn, could result in reduced demand for our products and increased downward pricing pressure. It is also possible that the PPACA will result in lower reimbursement rates for our products. Other provisions in the law may significantly change the practice of health care and could adversely affect aspects of our business.
Consolidation in the healthcare industry could adversely affect our future revenues and operating income.
The medical technology industry has experienced a significant amount of consolidation. As a result of this consolidation, competition to provide goods and services to customers has increased. Health care systems and other health care companies are also consolidating, resulting in greater purchasing power for these companies and competition among medical device suppliers to provide goods and services. Group purchasing organizations and integrated health delivery networks have also served to concentrate purchasing decisions for some customers, which has also placed pricing pressure on medical device suppliers. Further consolidation in the industry could exert additional pressure on the prices of our products.
Cost volatility could adversely affect our operations.
Our results of operations could be negatively impacted by volatility in the cost of raw materials, components, freight and energy. In particular, we purchase supplies of resins, which are oil-based components used in the manufacture of certain products. Any significant increases in resin costs could adversely impact future operating results. Increases in the price of oil can also increase our costs for packaging and transportation. New laws or regulations adopted in response to climate change could also increase energy costs as well as the costs of certain raw materials and components. We may not be able to offset increases in these costs through other cost reductions.
Breaches of our information technology systems could have a material adverse effect on our operations.
We rely on information technology systems to process, transmit, and store electronic information in our day-to-day operations. Our information technology systems have been subjected to computer viruses or other malicious codes, and cyber- or phishing- attacks, and we have experienced instances of unauthorized access to our systems in the past. We expect to be subject to similar attacks in the future. In addition to our own information, we store certain information with third parties that could be subject to these types of attacks. These attacks could result in our intellectual property and other confidential information being lost or stolen, disruption of our operations, and other negative consequences, such as increased costs for security measures or remediation costs, diversion of management attention, and adverse impact on our relationships with vendors and customers. While we will continue to implement additional protective measures to reduce the risk of and detect future cyber incidents, cyber-attacks are becoming more sophisticated and frequent, and the techniques used in such attacks change rapidly. There can be no assurances that our protective measures will prevent future attacks that could have a significant impact on our business.
Our future growth is dependent in part upon the development of new products, and there can be no assurance that such products will be developed.
A significant element of our strategy is to increase revenue growth by focusing on products that deliver greater benefits to patients, healthcare workers and researchers. The development of these products requires significant investment in research and development, clinical trials and regulatory approvals. The results of our product development efforts may be affected by a number of factors, including our ability to anticipate customer needs, innovate and develop new products, complete clinical trials, obtain regulatory approvals and reimbursement in the United States and abroad, manufacture products in a cost-effective manner, obtain appropriate intellectual property protection for our products, and gain and maintain market approval of our products. In addition, patents attained by others can preclude or delay our commercialization of a product. There can be no assurance that any products now in development or that we may seek to develop in the future will achieve technological feasibility, obtain regulatory approval or gain market acceptance.
We cannot guarantee that any of our strategic acquisitions, investments or alliances will be successful.
As part of our strategy to increase revenue growth, we seek to supplement our internal growth through strategic acquisitions, investments and alliances. Such transactions are inherently risky., and the integration of any newly-acquired business requires significant effort and management attention. The success of any acquisition, investment or alliance may be affected by a number of factors, including our ability to properly assess and value the potential business opportunity or to successfully integrate any business we may acquire into our existing business. There can be no assurance that any past or future transaction will be successful.
The medical technology industry is very competitive.
We face significant competition from a wide range of companies. These include large medical device companies with multiple product lines, some of which may have greater financial and marketing resources than we do, and firms that are more specialized than we are with respect to particular markets or product lines. We face competition across our product lines and in each market in which our products are sold on the basis of product features, clinical outcomes, product quality, price, services and other factors. In addition, we face changing customer preferences and requirements, including increased customer demand for more environmentally-friendly products.
The medical technology industry is also subject to rapid technological change and discovery. The development of new or improved products, processes or technologies by other companies (such as needle-free injection technology) may render our products or proposed products obsolete or less competitive. In some instances, competitors, including pharmaceutical companies, also offer, or are attempting to develop, alternative therapies for disease states that may be delivered without a medical device. The entry into the market of manufacturers located in China and other low-cost manufacturing locations has also created pricing pressure, particularly in developing markets.

The international operations of our business may subject us to certain business risks.
A substantial amount of our sales come from our operations outside the United States, and we intend to continue to pursue growth opportunities in foreign markets, especially in emerging markets. Our foreign operations subject us to certain risks, including the effects of fluctuations in foreign currency exchange (discussed above), the effects of local economic conditions, foreign regulatory requirements or changes in such requirements, local product preferences and product requirements, difficulty in establishing, staffing and managing foreign operations, differing labor regulations, changes in tax laws, potential political instability, weakening or loss of the protection of intellectual property rights in some countries, import or export licensing requirements, trade protection and restrictions on the transfer of capital across borders. The success of our operations outside the United States depends, in part, on our ability to acquire or form and maintain alliances with local companies and make necessary infrastructure enhancements to, among other things, our production facilities and sales and distribution networks.
In addition, our international operations are governed by the U.S. Foreign Corrupt Practices Act and similar anti-corruption laws outside the U.S. Global enforcement of anti-corruption laws has increased substantially in recent years, with more enforcement proceedings by U.S. and foreign governmental agencies and the imposition of significant fines and penalties. While we have implemented policies and procedures to enhance compliance with these laws, our international operations, which often involve customer relationships with foreign governments, create the risk that there may be unauthorized payments or offers of payments by employees, consultants, sales agents or distributors. Any alleged or actual violations of these laws may subject us to government investigations, significant criminal or civil sanctions and other liabilities, and negatively affect our reputation.
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
Our BD Biosciences business sells products to researchers at pharmaceutical and biotechnology companies, academic institutions, government laboratories and private foundations. Research and development spending of our customers can fluctuate based on spending priorities and general economic conditions. A number of these customers are also dependent for their funding upon grants from U.S. government agencies, such as the U.S. National Institutes of Health (“NIH”) and agencies in other countries. The level of government funding of research and development is unpredictable. There have been instances where NIH grants have been frozen or otherwise unavailable for extended periods. The availability of governmental research funding may also continue to be adversely affected by economic conditions and governmental spending reductions. Any reduction or delay in governmental funding could cause our customers to delay or forego purchases of our products.
A reduction or interruption in the supply of certain raw materials and components would adversely affect our manufacturing operations and related product sales.
We purchase many different types of raw materials and components. Certain raw materials and components are not available from multiple sources. In addition, for quality assurance, cost-effectiveness and other reasons, we elect to purchase certain raw materials and components from sole suppliers. The supply of these materials can be disrupted for a number of reasons, including economic conditions as described above. While we work with suppliers to ensure continuity of supply, no assurance can be given that these efforts will be successful. In addition, due to regulatory requirements relating to the qualification of suppliers, we may not be able to establish additional or replacement sources on a timely basis or without excessive cost. The termination, reduction or interruption in supply of these sole-sourced raw materials and components could adversely impact our ability to manufacture and sell certain of our products.
Interruption of our manufacturing operations could adversely affect our future revenues and operating income.
We have manufacturing sites all over the world. In some instances, however, the manufacturing of certain of our product lines is concentrated in one or more of our plants. Damage to one or more of our facilities from weather or natural disasters, or issues in our manufacturing arising from failure to follow internal protocols and procedures, equipment failure or other factors could adversely affect our ability to manufacture our products, resulting in lost revenues and damage to our relationships with customers.

We are subject to lawsuits.
We are or have been a defendant in a number of lawsuits, including purported class action lawsuits for, among other things, alleged antitrust violations and suits alleging patent infringement, and could be subject to additional lawsuits in the future. A more detailed description of these lawsuits is contained in note 5 to the consolidated financial statements included in

Item 8., Financial Statements and Supplementary Data. Given the uncertain nature of litigation generally, we are not able in all cases to estimate the amount or range of loss that could result from an unfavorable outcome of the litigation to which we are a party. In view of these uncertainties, we could incur charges in excess of any currently established accruals and, to the extent available, excess liability insurance. Any such future charges, individually or in the aggregate, could have a material adverse effect on our results of operations and cash flows.

We are subject to extensive regulation.
Our operations are global and are affected by various state, federal and international healthcare, environmental, antitrust, anti-corruption, fraud and abuse (including anti-kickback and false claims laws), employment and other laws. Violations of these laws can result in criminal or civil sanctions, including substantial fines and, in some cases, exclusion from participation in health care programs such as Medicare and Medicaid. The enactment of additional laws in the future may increase our compliance costs or otherwise adversely impact our operations.
We are also subject to extensive regulation by the FDA pursuant to the Federal Food, Drug and Cosmetic Act, by comparable agencies in foreign countries, and by other regulatory agencies and governing bodies. Most of our products must receive clearance or approval from the FDA or counterpart regulatory agencies in other countries before they can be marketed or sold. The process for obtaining marketing approval or clearance may take a significant period of time and require the expenditure of substantial resources, and these have been increasing due to increased requirements from the FDA for supporting data for submissions. The process may also require changes to our products or result in limitations on the indicated uses of the products. Governmental agencies may also impose new requirements regarding registration, labeling or prohibited materials that may require us to modify or re-register products already on the market or otherwise impact our ability to market our products in those countries. Once clearance or approval has been obtained for a product, there is an obligation to ensure that all applicable FDA and other regulatory requirements continue to be met. Following the introduction of a product, these agencies also periodically review our manufacturing processes and product performance. Our failure to comply with the applicable good manufacturing practices, adverse event reporting, clinical trial and other requirements of these agencies could delay or prevent the production, marketing or sale of our products and result in fines, delays or suspensions of regulatory clearances, closure of manufacturing sites, seizures or recalls of products and damage to our reputation. More stringent oversight by the FDA and other agencies in recent years has resulted in increased enforcement activity, which increases the compliance risk for us and other companies in our industry.
As a result of the CareFusion acquisition, we are operating under a consent decree with the FDA that was entered into by CareFusion in 2009, that affects our infusion pump business in the United States. For more information regarding the consent decree, see “Regulation” under Item 1, “Business”.

Product defects could adversely affect the results of our operations.
The design, manufacture and marketing of medical devices involve certain inherent risks. Manufacturing or design defects, unapproved use of our products, or inadequate disclosure of risks or other information relating to the use of our products can lead to injury or other adverse events. These events could lead to recalls or safety alerts relating to our products (either voluntary or required by the FDA or similar governmental authorities in other countries), and could result, in certain cases, in the removal of a product from the market. A recall could result in significant costs, as well as negative publicity and damage to our reputation that could reduce demand for our products. Personal injuries relating to the use of our products can also result in significant product liability claims being brought against us. In some circumstances, such adverse events could also cause delays in regulatory approval of new products.

Our operations are dependent in part on patents and other intellectual property assets.
Many of our businesses rely on patent, trademark and other intellectual property assets. These intellectual property assets, in the aggregate, are of material importance to our business. We can lose the protection afforded by these intellectual property assets through patent expirations, legal challenges or governmental action. Patents attained by competitors, particularly as patents on our products expire, may also adversely affect our competitive position. In addition, competitors may claim that our products infringe upon their intellectual property, which could result in the payment of significant legal fees, damage awards and past or future royalties, as well as injunctions against future sales of our products. We also operate in countries that do not protect intellectual property rights to the same extent as in the U.S., which could make it easier for competitors to compete with us in those countries. The loss of a significant portion of our portfolio of intellectual property assets may have an adverse effect on our earnings, financial condition or cash flows.

Natural disasters, war and other events could adversely affect our future revenues and operating income.
Natural disasters (including pandemics), war, terrorism, labor disruptions and international conflicts, and actions taken by the United States and other governments or by our customers or suppliers in response to such events, could cause significant economic disruption and political and social instability in the United States and areas outside of the United States in which we operate. These events could result in decreased demand for our products, adversely affect our manufacturing and distribution capabilities, or increase the costs for or cause interruptions in the supply of materials from our suppliers.

We need to attract and retain key employees to be competitive.
Our ability to compete effectively depends upon our ability to attract and retain executives and other key employees, including people in technical, marketing, sales and research positions. Competition for experienced employees, particularly for persons with specialized skills, can be intense. Our ability to recruit such talent will depend on a number of factors, including compensation and benefits, work location and work environment. If we cannot effectively recruit and retain qualified executives and employees, our business could be adversely affected.

Risks Relating To Our Acquisition of CareFusion

The integration process with CareFusion may be more difficult, costly or time consuming than expected and the anticipated benefits and cost savings of the merger may not be realized.
The success of our acquisition of CareFusion, including anticipated benefits and cost savings, will depend, in part, on our ability to successfully combine and integrate our business with the business of CareFusion. It is possible that the integration process could result in the loss of key employees, higher than expected costs, diversion of management attention and resources, the disruption of ongoing businesses or inconsistencies in standards, controls, procedures and policies that adversely affect the combined company’s ability to maintain relationships with customers, vendors and employees or to achieve the anticipated benefits and cost savings of the merger. As part of the integration process, we intend to move assets within our combined company to create efficiencies and may seek to opportunistically divest certain assets of the combined company, which may change the profile of the combined company, and which may not be possible on favorable terms, or at all. If we experience difficulties with the integration process, the anticipated benefits of the merger may not be realized fully or at all, or may take longer to realize than expected. These integration matters could have an adverse effect on the combined company for an undetermined period going forward. In addition, the actual cost savings of the merger could be less than anticipated.

In connection with the CareFusion transactions, we incurred and assumed significant additional indebtedness, which could adversely affect us, including by decreasing our business flexibility.
We have substantially increased indebtedness following completion of the CareFusion acquisition in comparison to that of BD on a recent historical basis, which has increased our interest expense and could have the effect, among other things, of reducing our flexibility to respond to changing business and economic conditions. The amount of cash required to pay interest on our increased indebtedness following the merger, and thus the demands on our cash resources, is greater than the amount of cash flows required to service our indebtedness prior to the acquisition. Our increased levels of indebtedness could also reduce funds available for working capital, capital expenditures, acquisitions, funding research and development or future expansion of our business, and other general corporate purposes and may create competitive disadvantages for BD relative to other companies with lower debt levels. If we do not achieve the expected benefits and cost savings from the transaction, or if the financial performance of the combined company does not meet current expectations, then our ability to service this indebtedness may be adversely impacted.
Certain of the indebtedness incurred in connection with the merger bears interest at variable interest rates. If interest rates increase, variable rate debt will create higher debt service requirements, which could adversely affect our cash flows.
In addition, our credit ratings affect the cost and availability of future borrowings and, accordingly, our cost of capital. Our ratings reflect each rating organization’s opinion of our financial strength, operating performance and ability to meet our debt obligations. Our ratings were downgraded in connection with the indebtedness incurred and assumed in the acquisition of CareFusion, and there can be no assurance that we will achieve a particular rating or maintain a particular rating in the future. Moreover, we may be required to raise substantial additional financing to fund working capital, capital expenditures, acquisitions or other general corporate requirements. Our ability to arrange additional financing or refinancing will depend on, among other factors, our financial position and performance, as well as prevailing market conditions and other factors beyond our control. There can be no assurance that we will be able to obtain additional financing or refinancing on terms acceptable to us or at all.

The agreements that govern the indebtedness incurred or assumed in connection with the acquisition contain various covenants that impose restrictions on us and certain of our subsidiaries that may affect our ability to operate our businesses.
The agreements that govern the indebtedness incurred or assumed in connection with the CareFusion transaction contain various affirmative and negative covenants that may, subject to certain significant exceptions, restrict our ability and the ability of certain of our subsidiaries (including CareFusion) to, among other things, have liens on their property, transact business with affiliates and/or merge or consolidate with any other person or sell or convey certain of our assets to any one person. In addition, some of the agreements that govern our indebtedness contain financial covenants that will require us to maintain certain financial ratios. Our ability and the ability of our subsidiaries to comply with these provisions may be affected by events beyond our control. Failure to comply with these covenants could result in an event of default, which, if not cured or waived, could accelerate our repayment obligations.

Uncertainties associated with our CareFusion integration efforts may cause a loss of management personnel and other key employees, which could adversely affect the future business and operations of the combined company.
The successful integration of CareFusion and BD will depend in part upon our ability to retain key management personnel and other key employees of both companies. Current and prospective employees of the combined company may experience uncertainty about their future roles during the integration process, which may materially adversely affect our ability to attract and retain key personnel. No assurance can be given that the combined company will be able to retain key management personnel and other key employees.

Item  1B.    Unresolved Staff Comments.
None.
Item 2.    Properties.
BD’s executive offices are located in Franklin Lakes, New Jersey. As of October 6, 2015, BD owned or leased 326 facilities throughout the world, comprising approximately 19,954,024 square feet of manufacturing, warehousing, administrative and research facilities. The U.S. facilities, including those in Puerto Rico, comprise approximately 7,894,098 square feet of owned and 3,444,667 square feet of leased space. The international facilities comprise approximately 6,810,151 square feet of owned and 1,805,108 square feet of leased space. Sales offices and distribution centers included in the total square footage are also located throughout the world.
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

Sites	Corporate	BD Lifesciences	BD Medical	Mixed(A)	Total
Leased	14	18	119	93	244
Owned	4	27	39	12	82
Total	18	45	158	105	326
Square feet	1,395,035	4,240,503	10,558,257	3,760,229	19,954,024

(A)	Facilities used by more than one business segment.
BD believes that its facilities are of good construction and in good physical condition, are suitable and adequate for the operations conducted at those facilities, and are, with minor exceptions, fully utilized and operating at normal capacity.
The U.S. facilities are located in Alabama, Arizona, California, Colorado, Connecticut, Florida, Georgia, Illinois, Indiana, Maryland, Massachusetts, Michigan, Minnesota, Missouri, Nebraska, New Jersey, New Mexico, North Carolina, Ohio, Oklahoma, Pennsylvania, South Carolina, Tennessee, Texas, Utah, Virginia, Washington, D.C., Washington, Wisconsin and Puerto Rico.
The international facilities are as follows:
- Europe, Middle East, Africa, which includes facilities in Austria, Belgium, Bosnia and Herzegovina, the Czech Republic, Denmark, England, Finland, France, Germany, Ghana, Hungary, Ireland, Italy, Kenya, Luxembourg, Netherlands, Norway, Poland, Portugal, Russia, Saudi Arabia, South Africa, Spain, Sweden, Switzerland, Turkey, the United Arab Emirates and Zambia.
- Greater Asia, which includes facilities in Australia, Bangladesh, China, India, Indonesia, Japan, Malaysia, New Zealand, Pakistan, the Philippines, Singapore, South Korea, Taiwan, Thailand and Vietnam.

- Latin America, which includes facilities in Argentina, Brazil, Chile, Colombia, Mexico, Peru and the Dominican Republic.
- Canada.
Item 3.    Legal Proceedings.
Information with respect to certain legal proceedings is included in Note 5 to the consolidated financial statements contained in Item 8. Financial Statements and Supplementary Data, and is incorporated herein by reference.
Item 4.    Mine Safety Disclosures.
Not applicable.

Executive Officers of the Registrant
The following is a list of the executive officers of BD, their ages and all positions and offices held by each of them during the past five years. There is no family relationship between any executive officer or director of BD.

Name	Age	Position
Vincent A. Forlenza	62	Chairman since July 2012; Chief Executive Officer since October 2011; President since January 2009; Chief Operating Officer from July 2010 to October 2011; and prior thereto, Executive Vice President.
Gary M. Cohen	56	Executive Vice President and President, Global Health.
Alexandre Conroy	52	Executive Vice President and President, Europe, EMA and the Americas since June 2012; and prior thereto, President, Western Europe.
Jerome V. Hurwitz	61	Executive Vice President and Chief Human Resource Officer since September 2013; and prior thereto, Vice President, Change Management.
William A. Kozy	63	Chief Operating Officer since November 2012; and Executive Vice President since June 2006.
James Lim	51	Executive Vice President and President, Greater Asia since June 2012; and prior thereto, Vice President/General Manager, Central Asia Pacific and Operations.
Thomas E. Polen	42
Executive Vice President and President - Medical since October 1, 2014; Group President from October 2013 to October 2014; and Worldwide President - BD Diagnostic Systems from October 2010 to October 2013.

Christopher R. Reidy	58	Executive Vice President, Chief Financial Officer and Chief Administrative Officer since July 15, 2013; and prior thereto, Vice President and Chief Financial Officer of ADP Corporation.
Nabil Shabshab	50	Executive Vice President and Chief Marketing Officer since August 2011; and prior thereto, Executive Vice President, Global Portfolio Management of Diversey, Inc.
Jeffrey S. Sherman	60	Executive Vice President and General Counsel.
Stephen Sichak	58	Executive Vice President, Integrated Supply Chain.
Ellen R. Strahlman, M.D.	58
Executive Vice President, Research and Development and Chief Medical Officer since April 2013; Senior Vice President, Office of the CEO and Global Head, Neglected Tropical Diseases of GlaxoSmithKline from March 2012 to May 2012, and prior thereto, Chief Medical Officer of GlaxoSmithKline plc.

Linda M. Tharby	47	Executive Vice President and President - Life Sciences since October 1, 2014; Group President from October 2013 to October 2014; and prior thereto, Worldwide President - BD Medical, Diabetes Care.

PART II
Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
BD’s common stock is listed on the New York Stock Exchange. As of October 31, 2015, there were approximately 14,474 shareholders of record.
Market and Market Prices of Common Stock (per common share)

	2014		2015
By Quarter	High	Low	High	Low
First	$ 110.60	$ 98.33	$ 141.26	$ 113.60
Second	117.08	105.40	149.50	138.08
Third	120.33	111.18	145.57	137.93
Fourth	120.21	112.63	153.86	130.40
Dividends (per common share)

By Quarter	2014	2015
First	$ 0.545	$ 0.600
Second	0.545	0.600
Third	0.545	0.600
Fourth	0.545	0.600
Issuer Purchases of Equity Securities
The table below sets forth certain information regarding BD’s purchases of its common stock during the fiscal quarter ended September 30, 2015.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs(2)
July 1-31, 2015	1,959	$ 142.89	—	9,147,060
August 1-31, 2015	756	152.84	—	9,147,060
September 1-30, 2015	—	—	—	9,147,060
Total	2,715	$ 145.66	—	9,147,060

(1)
Includes 2,715 shares purchased during the quarter in open market transactions by the trust relating to BD’s Deferred Compensation and Retirement Benefit Restoration Plan and 1996 Directors’ Deferral Plan.

(2)	Any repurchases would be made pursuant to the repurchase program authorized by the Board of Directors on September 24, 2013 for 10 million shares, for which there is no expiration date.

Item 6.    Selected Financial Data.
FIVE-YEAR SUMMARY OF SELECTED FINANCIAL DATA
Becton, Dickinson and Company

	Years Ended September 30
	2015		2014		2013		2012		2011
	Dollars in millions, except share and per share amounts
Operations
Revenues	$10,282		$8,446		$8,054		$7,708		$7,584
Gross Margin	4,695		4,301		4,171		3,953		3,959
Research and Development Expense	632		550		494		472		470
Operating Income	1,074		1,606		1,254		1,558		1,666
Interest Expense, Net	356		89		98		84		41
Income From Continuing Operations Before Income Taxes	739	(A)	1,522	(B)	1,165	(C)	1,472	(D)	1,618	(D)
Income Tax Provision	44		337		236		363		417
Income from Continuing Operations	695	(A)	1,185	(B)	929	(C)	1,110	(D)	1,201	(D)
Net Income	695		1,185		1,293		1,170		1,271
Basic Earnings Per Share from Continuing Operations	3.43		6.13		4.76		5.40		5.43
Diluted Earnings Per Share from Continuing Operations	3.35	(A)	5.99	(B)	4.67	(C)	5.30	(D)	5.31	(D)
Dividends Per Common Share	2.40		2.18		1.98		1.80		1.64
Financial Position
Total Current Assets	$6,045		$6,131		$5,873		$5,322		$4,668
Total Current Liabilities	4,386		2,235		2,130		1,978		1,823
Total PPE, Net	4,060		3,605		3,476		3,304		3,211
Total Assets	26,820		12,447		12,149		11,361		10,430
Total Long-Term Debt	11,370		3,768		3,763		3,761		2,485
Total Shareholders’ Equity	7,164		5,053		5,043		4,136		4,828
Book Value Per Common Share	34.00		26.33		25.99		21.00		22.48
Financial Relationships
Gross Profit Margin	45.7%		50.9%		51.8%		51.3%		52.2%
Return on Revenues(E)	6.8%		14.0%		11.5%		14.4%		15.8%
Return on Total Assets(E)(F)	5.7%		13.5%		11.1%		14.7%		17.0%
Return on Equity(E)	11.4%		23.5%		20.2%		24.8%		23.4%
Debt to Capitalization(E)(G)	58.4%		43.4%		43.1%		49.7%		35.8%
Additional Data
Number of Employees	49,500		30,600		30,000		29,600		29,400
Number of Shareholders	14,547		8,210		8,412		8,696		8,713
Average Common and Common Equivalent Shares Outstanding — Assuming Dilution (millions)	207.5		197.7		199.2		209.2		226.3
Depreciation and Amortization	$891		$562		$546		$511		$494
Capital Expenditures	596		592		522		487		509

(A)
Includes impact of specified items of $1.186 billion ($786 million after-tax), or $3.79 diluted earnings per share from continuing operations, which affects comparisons of results across periods presented.

(B)
Includes impact of specified items of $153 million ($101 million after-tax), or $0.51 diluted earnings per share from continuing operations, which affects comparisons of results across periods presented.

(C)
Includes impact of specified items of $442 million ($279 million after-tax), or $1.40 diluted earnings per share from continuing operations, which affects comparisons of results across periods presented.

(D)	There were no amounts reflected in the results of operations for the period which would significantly affect the comparisons of results across periods presented.

(E)	Excludes discontinued operations.

(F)	Earnings before interest expense and taxes as a percent of average total assets.

(G)	Total debt as a percent of the sum of total debt, shareholders’ equity and non-current deferred income tax liabilities.

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
Company Overview
Description of the Company and Business Segments
Becton, Dickinson and Company (“BD”) is a global medical technology company engaged principally in the development, manufacture and sale of a broad range of medical devices, instrument systems and reagents used by healthcare institutions, life science researchers, clinical laboratories, the pharmaceutical industry and the general public. Effective October 1, 2014, BD’s organizational structure was realigned to better complement its customer-focused solutions strategy and is now based upon two worldwide business segments, BD Medical (“Medical”) and BD Life Sciences (“Life Sciences”). The composition of the Medical segment was not changed by this realignment and the Life Sciences segment consists of the former BD Diagnostics and BD Biosciences segments. The commentary provided further below reflects this two-segment organizational structure and additional discussion regarding this organization realignment is provided in Note 6 to the consolidated financial statements contained in Item 8. Financial Statements and Supplementary Data. CareFusion Corporation (“CareFusion”), which was acquired on March 17, 2015, operates as part of our Medical segment, as further discussed below.
BD’s products are manufactured and sold worldwide. Our products are marketed in the United States and internationally through independent distribution channels and directly to end-users by BD and independent sales representatives. We organize our operations outside the United States as follows: Europe, EMA (which includes the Commonwealth of Independent States, the Middle East and Africa); Greater Asia (which includes Japan and Asia Pacific); Latin America (which includes Mexico, Central America, the Caribbean, and South America) and Canada. We continue to pursue growth opportunities in emerging markets, which include the following geographic regions: Eastern Europe, the Middle East, Africa, Latin America and Asia Pacific. We are particularly focused on certain countries whose economic and healthcare sectors are growing rapidly, in particular: China, India and Turkey.
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
Acquisition of CareFusion
On March 17, 2015, pursuant to a definitive agreement entered into on October 5, 2014, BD acquired a 100% interest in CareFusion for total consideration of approximately $12.5 billion to create a global leader in medication management and patient safety solutions. The operating activities of CareFusion from the acquisition date through March 31, 2015 were not material to BD’s consolidated results of operations and as such, CareFusion’s operating results were included in BD’s consolidated results of operations beginning on April 1, 2015. CareFusion operates as part of our Medical segment, which now includes the following organizational units, in addition to the Diabetes Care and Pharmaceutical Systems units: Medication and Procedural Solutions, which encompasses BD’s former Medical Surgical Systems unit; Medication Management Solutions; and Respiratory Solutions. Additional discussion regarding this acquisition is provided in Note 9 to the consolidated financial statements contained in Item 8. Financial Statements and Supplementary Data. Disclosures regarding BD’s financing arrangements relating to this transaction are provided in Note 15 to the consolidated financial statements contained in Item 8. Financial Statements and Supplementary Data.
Summary of Financial Results
Worldwide revenues in 2015 of $10.282 billion increased 21.7% from the prior year, compared with an increase of 4.9% in 2014. The components of the total worldwide revenue growth in 2015 and 2014 were as follows:

	2015 vs. 2014	2014 vs. 2013
CareFusion	24.1%	—%
Volume	5.1%	5.0%
Other acquisitions	—%	0.2%
Price (including product mix)	—%	—%
Foreign exchange translation	(7.5)%	(0.3)%
	21.7%	4.9%
Worldwide revenue growth in 2015 reflected the inclusion of CareFusion’s sales in the Company's results as of April 1, 2015, as discussed above. Revenue growth in 2015 was also attributable to consistent performance of our legacy products, the benefit of our diverse geographic and product portfolio, as well as sales in emerging markets. Medical segment revenue growth in 2015 reflected the inclusion of CareFusion’s sales for the second half of the current year, growth in the Medication and Procedural Solutions unit's international sales of safety-engineered products and growth in the Diabetes Care unit's sales of pen needles. Life Sciences segment revenue growth in 2015 was largely driven by sales of safety-engineered products in the Preanalytical Systems unit as well as by growth in the Diagnostic Systems unit.
Revenues in the United States of $5.069 billion in 2015 increased 48.4% from 2014. International revenues in 2015 grew 3.6% to $5.213 billion, which includes an estimated unfavorable foreign exchange translation impact of 12.6%. In addition to the inclusion of CareFusion's sales in results for the second half of the current year, U.S. revenue growth reflected strength in the Medical segment's overall legacy product portfolio, the Diagnostic Systems unit's benefit from a stronger than normal flu season, and growth in the Biosciences unit’s research reagent sales and instrument placements. In addition to growth attributable to the CareFusion acquisition, international revenues for 2015 reflected growth from both segments due to sales in emerging markets and of safety-engineered products. Worldwide sales of safety-engineered products reflected the inclusion of CareFusion's sales of safety-engineered products for the second half of the fiscal year, as well as growth that was attributable to BD's legacy safety-engineered products. U.S. sales of safety-engineered products in 2015 of $1.471 billion increased 21.8% compared with 2014 and international safety-engineered products revenues of $1.128 billion grew 10.9%, which reflected the estimated unfavorable impact of foreign currency translation of 14%.
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
Our financial position remains strong, with cash flows from operating activities totaling $1.73 billion in 2015. At September 30, 2015, we had $1.44 billion in cash and equivalents and short-term investments. We continued to return value to our shareholders in the form of dividends. During fiscal year 2015, we paid cash dividends of $485 million. No shares were repurchased during fiscal year 2015 due to the suspension of our share repurchase program for the near term, in connection with the CareFusion acquisition, as our focus subsequent to closing the acquisition has been on the reduction of debt levels and the payment of dividends.
Each reporting period, we face currency exposure that arises from translating the results of our worldwide operations to the U.S. dollar at exchange rates that fluctuate from the beginning of such period. The ongoing strength of the U.S. dollar resulted in an unfavorable foreign currency translation impact to our revenue growth during the year, as discussed above. We evaluate our results of operations on both a reported and a foreign currency-neutral basis, which excludes the impact of fluctuations in foreign currency exchange rates. We calculate foreign currency-neutral percentages by converting our current-period local currency financial results using the prior-period foreign currency exchange rates and comparing these adjusted amounts to our current-period reported results. From time to time, we may purchase forward contracts and options to partially protect against adverse foreign exchange rate movements. Gains or losses on our derivative instruments are largely offset by the gains or losses on the underlying hedged transactions. We do not enter into derivative instruments for trading or speculative purposes. For further discussion, refer to Note 13 to the consolidated financial statements contained in Item 8. Financial Statements and Supplementary Data.
Results of Continuing Operations
Comparisons of income from continuing operations between 2015 and 2014, as well as between 2014 and 2013, are affected by the specified items detailed below that are reflected in our financial results.

	2015		2014		2013
	(Millions of dollars)
Financing costs (A)	$107		$—		$—
Transaction costs (A)	59		6		—
Integration costs (A)	95		—		—
Restructuring costs (A)	271		—		—
Purchase accounting adjustments	645	(B)	74	(C)	73	(C)
Employee termination-related amounts (D)	(5)		36		—
Research and development charges (E)	—		26		—
Litigation-related charges (F)	12		—		363
Pension settlement charges (G)	—		3		6
Other specified items, net (H)	—		8		—
Total specified items	1,186		153		442
Tax impact of specified items	400		52		163
After-tax impact of specified items	$786		$101		$279

(A)
Represents financing, transaction, integration and restructuring costs primarily associated with the CareFusion acquisition. The financing costs were recorded in Interest expense. The transaction, integration and restructuring costs were recorded in Acquisition-related costs. For further discussion, refer to Note 9 to the consolidated financial statements contained in Item 8. Financial Statements and Supplementary Data.

(B)
Represents non-cash amortization expense of $336 million pre-tax associated with acquisition-related identifiable intangible assets, including CareFusion, as well as the net impact of purchase accounting adjustments of $318 million pre-tax to reflect CareFusion’s inventory, fixed assets, debt and deferred revenue balances at fair value as of the acquisition date. BD’s amortization expense is primarily recorded in Cost of products sold.  The adjustment also reflected a pre-tax acquisition-date accounting gain of $9 million on the previously held investment in CRISI Medical Systems, Inc. ("CRISI"), a company BD fully acquired in March 2015.

(C)	Represents the non-cash expense associated with the amortization of acquisition-related identifiable intangible assets.

(D)
The amount in 2014 represents a charge for employee termination costs recorded relative to workforce reduction actions taken in the fourth quarter of fiscal year 2014. The amount in 2015 represents an adjustment to decrease this liability. For further discussion, refer to Note 8 to the consolidated financial statements contained in Item 8. Financial Statements and Supplementary Data.

(E)
Includes a $6 million charge associated with the decision to terminate a research and development program in the Medical segment; the charge relates to program asset write-offs and obligations. The amount additionally includes a $20 million charge recorded by our Life Sciences segment for asset write-offs primarily resulting from the discontinuance of an instrument product development program. The asset write-offs were largely attributable to capitalized product software, but also included a lesser amount attributable to fixed assets.

(F)
The amount in 2013 represented a pre-tax charge of $341 million relating to an unfavorable verdict in the lawsuit filed against BD by Retractable Technologies, Inc. (“RTI”) and a pre-tax charge of $22 million associated with a litigation settlement related to indirect purchaser antitrust class action cases. The amount in 2015 represents a charge for RTI’s attorneys’ fees. For further discussion of these charges, which were recorded in Selling and administrative expense, refer to Note 5 to the consolidated financial statements contained in Item 8. Financial Statements and Supplementary Data.

(G)
Represents non-cash charges primarily resulting from lump sum benefit payments made from BD’s U.S. supplemental pension plan. For further discussion, refer to Note 8 to the consolidated financial statements contained in Item 8. Financial Statements and Supplementary Data.

(H)
Includes an $11 million charge recorded by our Life Sciences segment in Selling and administrative expense for contract termination costs that resulted from the early termination of a European distributor arrangement. Also includes a $5 million charge in Cost of products sold resulting from the adjustment to the carrying amount of an asset that is being held for sale, and a gain of $8 million in Other income (expense), net, resulting from the sale of a company in which we held a small equity ownership interest.

Medical Segment
The following is a summary of Medical revenues by organizational unit:

				2015 vs. 2014 (A)		2014 vs. 2013 (A)
	2015	2014	2013	Total Change	Estimated FX Impact	Total Change	Estimated FX Impact
	(Millions of dollars)
Medication and Procedural Solutions	$2,850	$2,307	$2,196	23.5%	(6.4)%	5.1%	(0.9)%
Medication Management Solutions	1,033	—	—	NM	NM	NA	NA
Diabetes Care	1,012	1,037	969	(2.4)%	(6.7)%	7.0%	(1.0)%
Pharmaceutical Systems	1,167	1,229	1,142	(5.0)%	(10.1)%	7.6%	2.0%
Respiratory Solutions	419	—	—	NM	NM	NA	NA
Deferred revenue adjustment (B)	(20)	—	—	NM	NM	NA	NA
	$6,460	$4,573	$4,306	41.3%	(8.5)%	6.2%	(0.1)%

(A)	"NM" denotes that the percentage is not meaningful; "NA" denotes that the percentage is not applicable.

(B)
Represents the amortization of the acquisition-date write-down of CareFusion’s deferred revenue balance to reflect a fair value measurement as of the acquisition date. The write-down primarily related to software maintenance contracts in the United States. Revenues for these contracts is typically deferred and recognized over the term of the contracts.

Overall Medical segment revenue growth in 2015 largely reflected the inclusion of CareFusion’s sales in the current period’s results beginning on April 1, 2015. Revenue growth in our Medication and Procedural Solutions unit, which includes our former Medical Surgical Systems unit, additionally reflected growth in international sales of safety-engineered products. Segment revenue growth in 2014 also reflected the Medical Surgical unit's sales of international safety-engineered product sales, as well as sales in emerging markets. The Diabetes Care unit’s revenue growth in 2015 and 2014 reflected sales of pen needles. The Pharmaceutical Systems unit’s 2015 revenues reflected the favorable timing of ordering patterns, as well as international sales of safety-engineered products, and revenue growth for this unit in 2014 benefited from the annualized impact of the first quarter fiscal year 2013 Safety Syringes acquisition. Global sales of safety-engineered products in 2015, 2014 and 2013 were $1.5 billion, $1.1 billion and $1.0 billion, respectively. Growth of safety-engineered product sales in 2015 and 2014 reflected estimated unfavorable impacts of $74 million and $7 million, respectively, due to foreign currency translation.

	2015	2014	2013
Medical segment operating income (Millions of dollars)	$1,530	$1,291	$1,233
Segment operating income as % of Medical revenues	23.7%	28.2%	28.6%

Medical segment's gross profit margin as a percentage of revenues was lower in 2015 as compared with 2014 primarily due to the amortization of intangible assets acquired in the CareFusion transaction and the amortization of the acquisition-date write-down of CareFusion’s deferred revenue balance, as previously discussed. These unfavorable impacts on gross margin were partially offset primarily by lower manufacturing costs resulting from continuous improvement projects. Gross profit margin as a percentage of revenues was lower in 2014 as compared with 2013 primarily due to unfavorable foreign currency translation, higher start-up costs and costs associated with the fiscal year 2014 workforce reduction actions, previously discussed. Gross profit margin was also unfavorably impacted in 2014 by costs to remediate a quality issue, including incremental investment in manufacturing processes, within the Pharmaceutical Systems unit. These unfavorable impacts were partially offset by lower manufacturing costs resulting from continuous improvement projects. Aggregate selling and administrative expense in 2015 primarily reflected the inclusion of CareFusion’s spending in the second half of the current year’s results. Medical segment selling and administrative expense in 2015 also included the depreciation of fixed assets acquired in the CareFusion acquisition which were recorded at fair value. In 2014, Medical segment selling and administrative expense as a percentage of revenues was relatively flat compared with 2013. Research and development expenses in 2015 increased $85 million, or 46% from 2014, primarily due to the inclusion of CareFusion's costs in the second half of the current year's results. Research and development expenses in 2014 increased $11 million, or 6% from 2013, reflecting the program termination charge and the workforce reduction charge, both previously discussed. The increase of research and development expenses in 2014 also reflected ongoing investment in new products and platforms.
Life Sciences Segment
The following is a summary of Life Sciences revenues by organizational unit:

				2015 vs. 2014		2014 vs. 2013
	2015	2014	2013	Total Change	Estimated FX Impact	Total Change	Estimated FX Impact
	(Millions of dollars)
Preanalytical Systems	$1,391	$1,412	$1,352	(1.5)%	(6.4)%	4.4%	(0.7)%
Diagnostic Systems	1,299	1,301	1,294	(0.2)%	(6.5)%	0.6%	(0.8)%
Biosciences	1,132	1,159	1,102	(2.4)%	(6.0)%	5.2%	(0.3)%
	$3,822	$3,872	$3,748	(1.3)%	(6.3)%	3.3%	(0.6)%
Life Sciences segment revenue growth in 2015 was largely driven by sales of safety-engineered products in the Preanalytical Systems unit as well growth in the Diagnostic Systems unit's sales. Life Sciences segment revenue growth in 2014 was largely driven by sales of safety-engineered products in the Preanalytical Systems unit as well as by growth in the Biosciences unit’s revenues. The Preanalytical Systems unit’s global sales of safety-engineered products were $1.1 billion in 2015, 2014 and 2013. Revenues from safety-engineered products in 2015 and 2014 reflected unfavorable impacts due to foreign currency translation of $69 million and $7 million, respectively. The Diagnostic Systems unit's 2015 revenues reflected growth in worldwide sales of its BD Veritor™ platform, due to a stronger than normal influenza season, as well as growth in its automated platforms, including BD Kiestra™, BD MAXTM, and BD BACTECTM blood culture systems. The Diagnostic Systems unit's 2014 revenues reflected growth in sales of the BD Kiestra™, BD MAXTM, BD BACTECTM and BD PhoenixTM systems, as well as growth attributable to new product launches, but was unfavorably impacted by weaker sales of the Women’s Health and Cancer platform due to guidelines providing for increased Pap smear testing intervals in the United States. Share losses related to the BD ProbeTec™ and BD Viper™ system unfavorably impacted the Diagnostic System unit's revenues in both 2015 and 2014. The Biosciences unit’s revenue growth in 2015 was driven by research instrument and reagent sales in the United States, partially offset by weaker international sales due to lower levels of research funding in Japan. The Biosciences unit’s revenue growth in 2014 was driven by double-digit growth of sales in emerging markets and was also driven by clinical reagent sales in all regions, as well as by instrument placements in both Asia and the United States.

	2015	2014	2013
Life Sciences segment operating income (Millions of dollars)	$839	$861	$907
Segment operating income as % of Life Sciences revenues	21.9%	22.2%	24.2%
Life Sciences segment's gross profit margin as a percentage of revenues was lower in fiscal year 2015 compared with 2014 primarily due to unfavorable foreign currency translation, as well as various immaterial items. Gross profit margin as a percentage of revenues in the Life Sciences segment was lower in 2014 compared with 2013 primarily due to the impact of unfavorable product mix, unfavorable foreign currency translation, costs associated with plant shutdowns and various immaterial items. Selling and administrative expense as a percentage of Life Sciences revenues decreased in 2015 compared with 2014 as the prior-year period reflected the previously discussed charge relating to the early termination of a distributor arrangement. A decrease of selling and administrative expense as a percent of revenues in 2014 reflected the net favorable impact of various immaterial items, partially offset by the distributor arrangement termination charge. Research and development expense in 2015 was flat compared with research and development expense in 2014, which reflected an increase of $20 million, or 8%, compared with spending in 2013. Research and development expense in 2015 reflected increased investment in new products and platforms, including the BD ViperTM and BD MaxTM platforms, and increased spending relating to the acquisitions of GenCell Biosystems ("GenCell") and Cellular Research, Inc. ("Cellular Research") in the first and fourth quarters of fiscal year 2015, respectively. These increases in 2015 spending were lower in comparison to the increased spending in 2014, which reflected the $20 million asset write-off and costs associated with workforce reduction actions, as previously discussed.
Geographic Revenues
BD’s worldwide revenues by geography in fiscal years 2015, 2014 and 2013 were as follows:

				2015 vs. 2014		2014 vs. 2013
	2015	2014	2013	Total Change	Estimated FX Impact	Total Change	Estimated FX Impact
	(Millions of dollars)
United States	$5,069	$3,417	$3,353	48.4%	—	1.9%	—
International	5,213	5,029	4,701	3.6%	(12.6)%	7.0%	(0.6)%
Total Revenues	$10,282	$8,446	$8,054	21.7%	(7.5)%	4.9%	(0.3)%

The Medical segment's U.S. revenue growth reflected the inclusion of CareFusion’s U.S. sales of approximately $1.5 billion in the results for the second half of fiscal year 2015, as well as overall strength in the segment's legacy product portfolio, which was particularly driven by sales of flush and safety-engineered products. U.S. Life Sciences revenue growth in 2015 benefited from a stronger than normal influenza season, as discussed previously, and growth in the Biosciences unit’s research reagents and instrument placements, reflecting a favorable funding environment in the U.S. market. U.S. Life Sciences growth in 2015 was unfavorably impacted by share losses related to the BD ProbeTec™ and BD Viper™ systems. U.S. revenue growth for our Medical segment in 2014 reflected sales of pen needles in the Diabetes Care unit. The Pharmaceutical Systems unit’s revenue growth in 2014 benefited from the annualized impact of the Safety Syringes acquisition. U.S. Life Sciences revenue growth in 2014 benefited from growth in the Biosciences unit’s clinical reagents and instrument placements. U.S. Life Sciences growth in 2014 was unfavorably impacted by a decline in Women’s Health and Cancer platform sales, as previously discussed, and by share losses related to the BD ProbeTec™ and BD Viper™ systems.
International revenue growth in the Medical segment in 2015 reflected the inclusion of CareFusion’s sales in results for the second half of the current year, as well as growth of sales in emerging markets and sales of safety-engineered products in the Medication and Procedural Solutions and Pharmaceutical Systems units. The Medical segment's international revenue growth additionally reflected sales of flush products as well as sales of pen needles in the Diabetes Care unit. International Life Sciences revenue growth in 2015 was largely driven by growth in emerging markets as well as by sales of safety-engineered products. International Life Sciences revenue growth in 2015 also benefited from growth in sales of microbiology products, including lab automation products, but was partially offset by weaker Biosciences unit sales primarily due to lower levels of research funding in Japan. Emerging market revenues in 2015 of $2.143 million represented an increase of 0.9% over fiscal year 2014, including a 8.3% unfavorable impact due to foreign currency translation, and accounted for approximately 21% of our total revenues. International revenues in 2014 reflected growth in both segments. International Medical and Life Sciences revenue growth in 2014 was largely driven by emerging market growth as well as by sales of safety-engineered products. International Life Sciences revenue growth in 2014 also benefited from the KIESTRA acquisition. Emerging market revenues in 2014 of $2.123 billion represented an increase of 9.3% over the prior year, including a 3.0% unfavorable impact due to foreign currency translation, and accounted for approximately 25% of our total revenues.

Gross Profit Margin and Operating Expenses
Gross profit margin, selling and administrative expense and research and development expense as percentages of revenues in 2015, 2014 and 2013 were as follows:

				Increase (decrease) in basis points
	2015	2014	2013	2015 vs. 2014	2014 vs. 2013
Gross profit margin %	45.7%	50.9%	51.8%	(520)	(90)

Selling and administrative expense (Millions of dollars)	$2,563	$2,145	$2,422
% of revenues	24.9%	25.4%	30.1%	(50)	(470)

Research and development expense (Millions of dollars)	$632	$550	$494
% of revenues	6.1%	6.5%	6.1%	(40)	40
Gross profit margin
The decrease in gross profit margin in 2015 compared with 2014 reflected an unfavorable impact of 550 basis points due to purchase accounting adjustments to reflect CareFusion's inventory at fair value on the acquisition date, as well as the amortization and depreciation impacts of intangible and fixed assets, respectively, that were acquired in the CareFusion acquisition. Gross margin for the current-year period also reflected an estimated unfavorable impact of 50 basis points relating to foreign currency translation and a favorable operating performance impact of approximately 80 basis points, which primarily reflected lower manufacturing costs from continuous improvement projects.
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
Selling and administrative
Aggregate expenses in 2015 reflected the inclusion of CareFusion’s selling and administrative expenses in the second half of the current year’s results, as well as the depreciation of fixed assets acquired in the CareFusion acquisition which were recorded at fair value. Selling and administrative expense in 2015 was favorably impacted by foreign currency translation of approximately $138 million. Aggregate expenses in 2015 also included increased spending of $39 million relating to the expansion of our business in emerging markets, as well as a $12 million charge relating to the RTI litigation matter, as previously discussed.
Aggregate expenses in 2014 were lower in comparison to 2013 which included charges of $363 million relating to the litigation matters previously discussed. Aggregate expenses in 2014 also reflected the favorable impact of lower pension costs, lower legal costs and favorable foreign currency translation totaling $54 million. Aggregate expenses in 2014 were unfavorably impacted by $30 million of specified items, primarily the workforce reduction charge and the contract termination charge, as previously discussed. Aggregate spending in 2014 also included $41 million relating to the expansion of our business in emerging markets and an incremental first quarter impact of the medical device excise tax of $14 million.
Research and development
Research and development expense in 2015 reflected the inclusion of CareFusion’s research and development expenses in the results for the second half of fiscal year 2015. Research and development expense as a percentage of revenues in 2015 was lower in comparison to the prior-year period’s expense, which included a workforce reduction charge, asset write-offs and program termination charges. In addition to these items, research and development expense in 2014 reflected ongoing investment in new products and platforms within the Medical segment.
Acquisition-related costs
Acquisition-related costs incurred of $426 million in fiscal year 2015 substantially related to the CareFusion acquisition and consisted of transaction, integration and restructuring costs of $59 million, $95 million and $271 million, respectively. The transaction and integration costs reflected advisory, legal, and other costs incurred in connection with the CareFusion acquisition. The restructuring costs in 2015 reflected employee termination costs, share-based compensation expense, asset write-offs and other restructuring costs relating to the acquisition. For further discussion regarding these costs, refer to Notes 7, 8 and 9 to the consolidated financial statements contained in Item 8. Financial Statements and Supplementary Data.

Net Interest Expense

	2015	2014	2013
	(Millions of dollars)
Interest expense	$371	$135	$138
Interest income	15	46	40
Net interest expense	$356	$89	$98
The increase in interest expense in 2015 compared with 2014 primarily reflected increased financing costs associated with the CareFusion acquisition, including interest on $6.2 billion of senior unsecured notes issued in December 2014, in anticipation of closing the CareFusion acquisition. Interest expense in fiscal year 2015 additionally included commitment fees for a bridge loan facility entered into concurrently with the execution of the agreement to acquire CareFusion to ensure our ability to fund the cash portion of consideration due under the acquisition agreement. These increases in interest expense in fiscal year 2015 were partially offset by $16 million due to the favorable amortization of the acquisition-date fair value step-up recorded on CareFusion’s long-term debt. Additional disclosures regarding the debt issuance, bridge loan facility and debt assumed are provided in Note 15 to the consolidated financial statements contained in Item 8. Financial Statements and Supplementary Data. The decrease in interest expense in 2014 compared with 2013 primarily reflected lower levels of long-term fixed-rate debt and a reduction of interest payments through fixed-to-floating interest rate swap agreements. For further discussion regarding these swap arrangements, refer to Note 13 to the consolidated financial statements contained in Item 8. Financial Statements and Supplementary Data.
The decrease in interest income in 2015 compared with 2014 reflected lower cash levels outside of the United States as well as investment losses on assets related to our deferred compensation plan. The offsetting movement in the deferred compensation plan liability was recorded in Selling and administrative expense. The increase in interest income in 2014 compared with 2013 reflected higher interest rates on investments outside the United States, partially offset by the impact of lower investment gains on assets related to our deferred compensation plan.
Income Taxes
The effective tax rate in 2015 was 5.9% as compared with the 2014 rate of 22.1%. The impact on BD’s income mix of the previously discussed specified items reduced the effective income tax rate in 2015 by 1,720 basis points as the tax benefits on these specified items were primarily incurred in higher tax jurisdictions. The decrease in the income tax rate in fiscal year 2015 additionally reflected the extension of the U.S. research and development income tax credit, which was partially offset by the unfavorable impact of one-time discrete items. The effective income tax rate in 2014 reflected our decision to change our position of permanent reinvestment with respect to the unremitted earnings of Brazil and certain other Latin American jurisdictions, the impact of which was more than offset by the benefits resulting from discrete one-time items and geographic mix. The effective income tax rate in 2013 of 20.2% reflected the favorable impact from various tax settlements in multiple jurisdictions and the reinstatement of the U.S. research and development tax credit, partially offset by a lower benefit on foreign earnings.
Income and Diluted Earnings per Share from Continuing Operations

	2015	2014	2013
Income from continuing operations (Millions of dollars)	$695	$1,185	$929
Diluted earnings per share from continuing operations	$3.35	$5.99	$4.67
Diluted earnings per share from continuing operations in 2015 reflected an unfavorable impact of $3.79 relating to the previously discussed specified items as well as an estimated unfavorable impact of $0.69 due to foreign currency translation. Additionally, diluted earnings per share for 2015 reflected a dilutive impact of $0.02 from the shares BD issued, as part of the total consideration transferred upon the closing of the CareFusion acquisition, prior to the inclusion of CareFusion in our consolidated results of operations. The previously discussed specified items recorded in 2014 decreased diluted earnings per share from continuing operations by $0.51. In addition, the medical device excise tax was in effect for an additional quarter in 2014 compared with 2013, the impact of which was $0.05. Earnings in 2014 additionally reflected an estimated $0.22 unfavorable impact compared with 2013 from foreign currency translation. The previously discussed specified items recorded in 2013 decreased diluted earnings per share from continuing operations in 2013 by $1.40.

Financial Instrument Market Risk
We selectively use financial instruments to manage market risk, primarily foreign currency exchange risk and interest rate risk relating to our ongoing business operations. The counterparties to these contracts are highly rated financial institutions. We do not enter into financial instruments for trading or speculative purposes.
Foreign Exchange Risk
BD and its subsidiaries transact business in various foreign currencies throughout Europe, Greater Asia, Canada and Latin America. We face foreign currency exposure from the effect of fluctuating exchange rates on payables and receivables relating to transactions that are denominated in currencies other than our functional currency. These payables and receivables primarily arise from intercompany transactions. We hedge substantially all such exposures, primarily through the use of forward contracts. We also face currency exposure that arises from translating the results of our worldwide operations, including sales, to the U.S. dollar at exchange rates that have fluctuated from the beginning of a reporting period. From time to time, we may purchase forward contracts and options to hedge certain forecasted transactions that are denominated in foreign currencies in order to partially protect against a reduction in the value of future earnings resulting from adverse foreign exchange rate movements. Gains or losses on derivative instruments are largely offset by the gains or losses on the underlying hedged transactions. We did not enter into contracts to hedge cash flows against foreign currency fluctuations in fiscal year 2015 or 2014.
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
With respect to the foreign currency derivative instruments outstanding at September 30, 2015 and 2014, the impact changes in the U.S. dollar would have on pre-tax earnings was estimated as follows:

	Increase (decrease)
	2015	2014
	(Millions of dollars)
10% appreciation in U.S. dollar	$(28)	$(19)
10% depreciation in U.S. dollar	$28	$19
These calculations do not reflect the impact of exchange gains or losses on the underlying transactions that would substantially offset the results of the derivative instruments.
Interest Rate Risk
Our primary interest rate risk relates to U.S. dollar borrowings which are partially offset by U.S. dollar cash investments. When managing interest rate exposures, we strive to achieve an appropriate balance between fixed and floating rate instruments. We may enter into interest rate swaps to help maintain this balance and manage debt and interest-bearing investments in tandem, since these items have an offsetting impact on interest rate exposure. For interest rate derivative instruments, fair values are measured based upon the present value of expected future cash flows using market-based observable inputs including credit risk and interest rate yield curves. Market risk for these instruments is determined by calculating the impact to fair value of an assumed change in interest rates across all maturities. At September 30, 2015 and 2014, we had interest rate derivative contracts to convert interest payments on certain long-term debt notes from fixed rates to floating rates.
With respect to the interest rate derivatives outstanding at September 30, 2015 and 2014, the impact changes in the interest rate would have on the fair value of these derivatives was estimated as follows:

	Increase (decrease)
	2015	2014
	(Millions of dollars)
10% increase in interest rates	$(3)	$(6)
10% decrease in interest rates	$3	$6
Based on our overall interest rate exposure at September 30, 2015 and 2014, a 10% change in interest rates would not have a material effect on our earnings or cash flows over a one-year period.

Other Risks
From time to time, the Company has managed price risks associated with commodity purchases through derivative contracts. At September 30, 2015, we had cash-settled forward contracts to hedge a portion of our global resin purchase volumes throughout fiscal years 2015 and 2016. A change in the underlying commodity price would not materially affect the value of our commodity derivative instruments outstanding at September 30, 2015.
Liquidity and Capital Resources
Net Cash Flows from Continuing Operating Activities
Net cash provided by continuing operating activities was $1.73 billion, $1.75 billion and $1.72 billion in 2015, 2014 and 2013, respectively, and was primarily attributable to income from continuing operations, as adjusted for depreciation and amortization. The fiscal year 2015 change in operating assets and liabilities was a net source of cash and primarily reflected lower levels of inventory and higher levels of accounts payable and accrued expenses, partially offset by higher levels of prepayments. The lower levels of inventory reflected the impact, primarily recognized in the third quarter of fiscal year 2015, of the acquisition fair value step-up adjustment recorded relative to CareFusion’s inventory on the acquisition date. Net cash provided by operating activities in 2015 increased by changes in the pension obligation as current-year expense was partially offset by discretionary contributions of $40 million. The 2014 change in operating assets and liabilities was a net use of cash and primarily reflected higher levels of inventory and prepaid expenses, partially offset by higher levels of accounts payable and accrued expenses. The 2014 change in operating liabilities included the payment of $22 million under a settlement agreement related to indirect purchaser antitrust class action cases. The change in accounts receivable includes a $36 million payment of government receivables balances in Spain. Net cash provided by continuing operating activities in 2014 was reduced by changes in the pension obligation resulting primarily from discretionary cash contributions of $75 million.
Net Cash Flows from Continuing Investing Activities
Net cash used for continuing investing activities was $8.32 billion, $948 million and $311 million in 2015, 2014 and 2013, respectively.
Capital Expenditures
Our investments in capital expenditures are focused on projects that enhance our cost structure and manufacturing capabilities, and support our strategy of geographic expansion with select investments in growing markets. Capital spending in 2015, 2014 and 2013 related primarily to manufacturing capacity expansions and details of spending by segment are contained in Note 6 to the consolidated financial statements contained in Item 8. Financial Statements and Supplementary Data.
Investments
Cash inflows from the sales of investments of $840 million in 2015 were attributable to the maturities of time deposits in Europe, Latin America and Asia Pacific.
Acquisitions of Businesses
Cash outflows relating to acquisitions were $8.41 billion, $40 million and $136 million in 2015, 2014 and 2013, respectively. Cash outflows relating to acquisitions in 2015 were primarily attributable to the completion of the CareFusion acquisition in the second quarter of fiscal year 2015. Cash outflows relating to acquisitions in 2015 also included cash payments relating to other acquisitions, including GenCell, CRISI, the ARX group of companies and Cellular Research in the first, second, third and fourth quarters of fiscal year 2015, respectively. Cash outflows relating to acquisitions in 2014 represented cash paid to acquire Alverix, Inc. in the second quarter of fiscal year 2014. Cash outflows in 2013 included $124 million relating to the Safety Syringes acquisition and $14 million associated with the Cato acquisition in the first and second quarters of fiscal year 2013, respectively. For further discussion, refer to Note 9 to the consolidated financial statements contained in Item 8, Financial Statements and Supplementary Data.
Divestiture
The cash inflow from divestiture of businesses in 2013 represents the first quarter fiscal year 2013 divestiture of the Life Sciences’ Discovery Labware unit, excluding its Advanced Bioprocessing platform. We received approximately $740 million in total gross proceeds from the sale. For further discussion, refer to Note 10 to the consolidated financial statements contained in Item 8, Financial Statements and Supplementary Data.

Net Cash Flows from Continuing Financing Activities
Net cash provided by (used for) continuing financing activities was $6.19 billion, $(807) million and $(968) million in 2015, 2014 and 2013, respectively.
Debt-Related Activities
Net cash provided by financing activities in 2015 included the proceeds from $6.2 billion of notes issued in December 2014 as well as $500 million total proceeds from net borrowings under commercial paper programs. These proceeds were used to finance the completion of our acquisition of CareFusion in March 2015. For additional information regarding these financing arrangements, refer to Note 15 to the consolidated financial statements contained in Item 8, Financial Statements and Supplementary Data and for additional information regarding the CareFusion acquisition, refer to Note 9 to the consolidated financial statements contained in Item 8, Financial Statements and Supplementary Data. In 2013, net cash used for financing activities reflected the repayment of $200 million of 4.55% notes due on April 15, 2013. Total debt was $12.8 billion at September 30, 2015 and $4.0 billion at September 30, 2014 and 2013. Measures relating to this debt are as follows:

	2015	2014	2013
Short-term debt as a percentage of total debt	11.3%	5.1%	5.2%
Weighted average cost of total debt	3.3%	3.7%	3.8%
Total debt as a percentage of total capital (A)	58.4%	43.4%	43.1%

(A)	Represents shareholders’ equity, net non-current deferred income tax liabilities, and debt
The ratio of short-term debt as a percentage of total debt at September 30, 2015 reflected the reclassification, from long-term debt to short-term debt, of $750 million of floating rate notes due on June 15, 2016.
Repurchase of Common Stock
There were no share repurchases in 2015 as our share repurchase program was suspended in connection with our announced agreement to acquire CareFusion. We repurchased approximately 3.6 million shares of our common stock for $400 million in 2014 and 5.5 million shares for $450 million in 2013. At September 30, 2015, a total of approximately 9.1 million common shares remained available for purchase under the Board of Directors’ September 2013 share repurchase authorization.
Cash and Short-term Investments
At September 30, 2015, total worldwide cash and short-term investments were $1.4 billion, of which $1.1 billion was held in jurisdictions outside of the United States. We regularly review the amount of cash and short-term investments held outside the United States and currently intend to use such amounts to fund our international operations and their growth initiatives. In addition, if these amounts were repatriated from foreign jurisdictions to the United States, there could be adverse tax consequences.
Credit Facilities
In January 2015 and in connection with our agreement to acquire CareFusion, we entered into a commercial paper program which allows us to issue a maximum of $1 billion in notes. A former commercial paper program which had been in place to meet short-term financing needs was terminated in February 2015 and the outstanding borrowings of $200 million under the former program were rolled into the new commercial paper program. At September 30, 2015, subsequent to the completion of the CareFusion acquisition on March 17, 2015, borrowings outstanding under the current commercial paper program were $700 million. Also in connection with the CareFusion acquisition, we entered into a 364-day term loan agreement in December 2014 that provided for a $1.0 billion term loan facility. At September 30, 2015, the term loan was fully repaid with no borrowings outstanding, reflecting principal payments of $650 million, $250 million and $100 million made in April, July and September 2015, respectively. The $9.1 billion of fully committed bridge financing we secured in the first quarter of fiscal year 2015, concurrently with our execution of the agreement to acquire CareFusion, was terminated upon completion of the acquisition. Additional disclosures regarding BD’s financing arrangements relating to the CareFusion acquisition are provided in Note 15 to the consolidated financial statements contained in Item 8, Financial Statements and Supplementary Data.
We have available a $1 billion syndicated credit facility. This credit facility, under which there were no borrowings outstanding at September 30, 2015, provides backup support for our commercial paper program and can also be used for other general corporate purposes. It includes a provision that enables BD, subject to additional commitments made by the lenders, to access up to an additional $500 million in financing through the facility, for a maximum aggregate commitment of $1.5 billion. During the third quarter of fiscal year 2014, we extended the expiration date of this credit facility to May 2018 from the original expiration date of May 2017. The credit facility includes a single financial covenant that requires BD to maintain an interest expense coverage ratio (ratio of earnings before income taxes, depreciation and amortization to interest expense) of not less than 5-to-1 for the most recent four consecutive fiscal quarters. We were in compliance with this covenant as of September 30, 2015. In addition, we have informal lines of credit outside the United States.
CareFusion Debt Assumed
Upon the closing of the CareFusion acquisition in March 2015, BD assumed senior unsecured notes issued by CareFusion with an aggregate principal amount of $2 billion. Subsequent to closing the acquisition, BD commenced offers to exchange these CareFusion notes for notes issued by BD and this exchange offer expired in April 2015. Additional disclosures regarding this exchange offer are provided in Note 15 to the consolidated financial statements contained in Item 8, Financial Statements and Supplementary Data.
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
BD’s credit ratings at September 30, 2015 were as follows:

	Standard & Poor’s	Moody’s
Ratings:
Senior Unsecured Debt	BBB+	Baa2
Commercial Paper	A-2	P-2
Outlook	Stable	Stable
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

Contractual Obligations
In the normal course of business, we enter into contracts and commitments that obligate us to make payments in the future. The table below sets forth BD’s significant contractual obligations and related scheduled payments as of September 30, 2015:

	Total	2016	2017 to 2018	2019 to 2020	2021 and Thereafter
	(Millions of dollars)
Short-term debt	$759	$759	$—	$—	$—
Long-term debt(A)	15,783	409	3,010	3,047	9,316
Operating leases	246	80	98	44	24
Purchase obligations(B)	958	628	230	92	8
Unrecognized tax benefits(C)	—	—	—	—	—
Total(D)	$17,745	$1,876	$3,338	$3,183	$9,348

(A)	Long-term debt obligations include expected principal and interest obligations.

(B)	Purchase obligations are for purchases made in the normal course of business to meet operational and capital requirements.

(C)
Unrecognized tax benefits at September 30, 2015 of $575 million were all long-term in nature. Due to the uncertainty related to the timing of the reversal of these tax positions, the related liability has been excluded from the table.

(D)	Required funding obligations for 2016 relating to pension and other postretirement benefit plans are not expected to be material.
Critical Accounting Policies
The following discussion supplements the descriptions of our accounting policies contained in Note 1 to the consolidated financial statements contained in Item 8, Financial Statements and Supplementary Data. The preparation of the consolidated financial statements requires management to use estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, as well as the disclosure of contingent assets and liabilities at the date of the consolidated financial statements. Some of those judgments can be subjective and complex and, consequently, actual results could differ from those estimates. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. For any given estimate or assumption made by management, it is possible that other people applying reasonable judgment to the same facts and circumstances could develop different estimates. Actual results that differ from management’s estimates could have an unfavorable effect on our consolidated financial statements. Management believes the following critical accounting policies reflect the more significant judgments and estimates used in the preparation of the consolidated financial statements:
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
Accounting for Sales-Type Leases
Our accounting for sales-type leases is based upon certain assumptions including the economic life of our leased products and the fair value of our leased products, which is used to determine the interest rate implicit to the lease. These assumptions affect that amount of gross investment in the lease, unearned income, and the sales price that is recognized relative to each sales-type lease transaction. Based upon our anticipation of future technological advances of our products or that of our competitors, the economic life of our leased products is five years as this is the estimated period during which the leased product is expected to be economically usable, without limitation by the lease term. Additionally, five years represents the most frequent contractual lease term for our leased products. Our product configurations are customized for each customer’s specifications, and as such, there is no significant after-market for our used equipment. Residual values, if any, are established at lease inception using estimates of the fair value of reclaimable component parts of the products at the end of the lease term.
The fair value of our leased products is estimated on a quarterly basis, based upon transacted cash sales prices during the preceding 12-month period, and represents normal selling price, reflecting any volume or trade discounts that may apply. Because our products are sold as part of customized systems to a diverse range of customers, many of which are affiliated with a group purchasing organization or integrated delivery network, there is a wide range of negotiated cash selling prices for our products. Accordingly, we stratify our cash selling transactions based on product configuration and customer class to determine a best estimate of fair value for each product specific, within determined customer classes. Based upon this stratification, we calculate the weighted average selling price of each configured product using the interquartile range methodology and remove outliers from the population of normal cash selling prices, which narrows the range of selling prices within each stratified customer class. The resulting weighted average selling price is the single point estimate of fair value that we use as the normal selling price and this fair value estimate is used to determine the implicit interest rate for each product subject to a sales-type lease arrangement. In certain instances, we do not have sufficient corresponding historical cash selling transactions to support fair values of specific combinations of product configurations and customer classes. In these instances, fair value is estimated by applying the average discount percentage given to the respective customer class, over the trailing 12 months, to the list price of the products whose fair value was not determined using the interquartile range methodology described above. The resulting fair value(s) is then used to derive the implicit rate of the lease. The interest rate implicit to the lease is then used to determine the amount of revenue recognized at the inception of the lease and the revenue recognized over the life of the lease.
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

Impairment of Assets
Goodwill and in-process research and development assets are subject to impairment reviews at least annually, or whenever indicators of impairment arise. Intangible assets with finite lives, including developed technology, and other long-lived assets, are periodically reviewed for impairment when impairment indicators are present.
We assess goodwill for impairment at the reporting unit level, which is defined as an operating segment or one level below an operating segment, referred to as a component. Our reporting units generally represent one level below reporting segments and we aggregate components within an operating segment that have similar economic characteristics. Potential impairment of goodwill is identified by comparing the fair value of a reporting unit with its carrying value. Our annual goodwill impairment test performed on July 1, 2015 did not result in any impairment charges, as the fair value of each reporting unit exceeded its carrying value. We reassessed our reporting units upon the previously discussed realignment of BD’s organizational structure, from a three-segment to a two-segment structure, on October 1, 2014 and upon our acquisition of CareFusion on March 17, 2015. While the segment realignment did not change BD's reporting units for purposes of goodwill impairment testing, the reporting units within the Medical segment were redefined as a result of the CareFusion acquisition.
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
BD has reviewed its needs in the U.S. for possible repatriation of undistributed earnings of its foreign subsidiaries and, with exception for certain countries, continues to invest foreign subsidiaries earnings outside of the U.S. to fund foreign investments or meet foreign working capital and property, plant and equipment expenditure needs. Deferred taxes are not provided on undistributed earnings of foreign subsidiaries that are indefinitely reinvested. At September 30, 2015, the cumulative amount of such undistributed earnings indefinitely reinvested outside the United States was $7.5 billion. The determination of the amount of the unrecognized deferred tax liability related to the undistributed earnings is not practicable because of the complexities associated with its hypothetical calculation.
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
The discount rate is selected each year based on investment grade bonds and other factors as of the measurement date (September 30). Specifically for the U.S. pension plan, we will use a discount rate of 4.15% for 2016, which was based on an actuarially-determined, company-specific yield curve to measure liabilities as of the measurement date. To calculate the pension expense in 2016, we will apply the individual spot rates along the yield curve that correspond with the timing of each future cash outflow for benefit payments in order to calculate interest cost and service cost. Additional disclosures regarding the method to be used in calculating the interest cost and service cost components of pension expense for 2016 are provided in Note 8 to the consolidated financial statements contained in Item 8, Financial Statements and Supplementary Data. The expected long-term rate of return on plan assets assumption, although reviewed each year, changes less frequently due to the long-term nature of the assumption. This assumption does not impact the measurement of assets or liabilities as of the measurement date; rather, it is used only in the calculation of pension expense. To determine the expected long-term rate of return on pension plan assets, we consider many factors, including our historical assumptions compared with actual results; benchmark data; expected returns on various plan asset classes, as well as current and expected asset allocations. We will use a long-term expected rate of return on plan assets assumption of 7.50% for the U.S. pension plan in 2016. We believe our discount rate and expected long-term rate of return on plan assets assumptions are appropriate based upon the above factors.
Sensitivity to changes in key assumptions for our U.S. pension and other postretirement and postemployment plans are as follows:

•
Discount rate — A change of plus (minus) 25 basis points, with other assumptions held constant, would have an estimated $4 million favorable (unfavorable) impact on the total U.S. net pension and other postretirement and postemployment benefit plan costs. This estimate assumes no change in the shape or steepness of the company-specific yield curve used to plot the individual spot rates that will be applied to the future cash outflows for future benefit payments in order to calculate interest and service cost.

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
Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.
The information required by this item is included in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and in Notes 1, 13 and 14 to the consolidated financial statements contained in Item 8, Financial Statements and Supplementary Data, and is incorporated herein by reference.

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
Management’s Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Act of 1934. Management conducted an assessment of the effectiveness of internal control over financial reporting based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this assessment and those criteria, management concluded that internal control over financial reporting was effective as of September 30, 2015.
The financial statements and internal control over financial reporting have been audited by Ernst & Young LLP, an independent registered public accounting firm. Ernst & Young’s reports with respect to fairness of the presentation of the financial statements, and the effectiveness of internal control over financial reporting, are included herein.

/s/ Vincent A. Forlenza	/s/ Christopher Reidy	/s/ John Gallagher
Vincent A. Forlenza	Christopher Reidy	John Gallagher
Chairman, Chief Executive Officer and President	Executive Vice President, Chief Financial Officer and Chief Administrative Officer	Senior Vice President, Corporate Finance, Controller and Treasurer

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors of
Becton, Dickinson and Company
We have audited the accompanying consolidated balance sheets of Becton, Dickinson and Company as of September 30, 2015 and 2014, and the related consolidated statements of income, comprehensive income and cash flows for each of the three years in the period ended September 30, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Becton, Dickinson and Company at September 30, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 2015, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Becton, Dickinson and Company’s internal control over financial reporting as of September 30, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated November 25, 2015 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
New York, New York
November 25, 2015

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors of
Becton, Dickinson and Company
We have audited Becton, Dickinson and Company’s internal control over financial reporting as of September 30, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Becton, Dickinson and Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, Becton, Dickinson and Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2015, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Becton, Dickinson and Company as of September 30, 2015 and 2014, and the related consolidated statements of income, comprehensive income and cash flows for each of the three years in the period ended September 30, 2015 of Becton, Dickinson and Company, and our report dated November 25, 2015 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
New York, New York
November 25, 2015

Consolidated Statements of Income
Becton, Dickinson and Company
Years Ended September 30

Millions of dollars, except per share amounts	2015	2014	2013
Operations
Revenues	$10,282	$8,446	$8,054
Cost of products sold	5,587	4,145	3,883
Selling and administrative expense	2,563	2,145	2,422
Research and development expense	632	550	494
Acquisition-related costs	426	—	—
Total Operating Costs and Expenses	9,207	6,840	6,800
Operating Income	1,074	1,606	1,254
Interest expense	(371)	(135)	(138)
Interest income	15	46	40
Other income, net	21	5	9
Income From Continuing Operations
Before Income Taxes	739	1,522	1,165
Income tax provision	44	337	236
Income from Continuing Operations	695	1,185	929
Income from Discontinued Operations
Net of income tax provision of $0 in 2015, $0 in 2014 and $222 in 2013	—	—	364
Net Income	$695	$1,185	$1,293
Basic Earnings per Share
Income from Continuing Operations	$3.43	$6.13	$4.76
Income from Discontinued Operations	$—	$—	$1.86
Basic Earnings per Share	$3.43	$6.13	$6.63
Diluted Earnings per Share
Income from Continuing Operations	$3.35	$5.99	$4.67
Income from Discontinued Operations	$—	$—	$1.83
Diluted Earnings per Share	$3.35	$5.99	$6.49

Amounts may not add due to rounding.
See notes to consolidated financial statements.

Consolidated Statements of Comprehensive Income
Becton, Dickinson and Company
Years Ended September 30

Millions of dollars	2015	2014	2013
Net Income	$695	$1,185	$1,293
Other Comprehensive (Loss) Income, Net of Tax
Foreign currency translation adjustments	(692)	(344)	23
Defined benefit pension and postretirement plans	(36)	(147)	257
Unrealized (losses) gains on cash flow hedges, net of amounts realized	(9)	5	7
Other Comprehensive (Loss) Income, Net of Tax	(737)	(486)	286
Comprehensive (Loss) Income	$(42)	$699	$1,579

Amounts may not add due to rounding.
See notes to consolidated financial statements.

Consolidated Balance Sheets
Becton, Dickinson and Company
September 30

Millions of dollars, except per share amounts and numbers of shares	2015	2014
Assets
Current Assets
Cash and equivalents	$1,424	$1,861
Short-term investments	20	884
Trade receivables, net	1,618	1,187
Current portion of net investment in sales-type leases	75	5
Inventories	1,959	1,495
Prepaid expenses, deferred taxes and other	950	698
Total Current Assets	6,045	6,131
Property, Plant and Equipment, Net	4,060	3,605
Goodwill	7,537	1,090
Customer Relationships, Net	3,250	8
Developed Technology, Net	2,977	513
Other Intangibles, Net	797	239
Capitalized Software, Net	362	365
Net Investment in Sales-Type Leases, Less Current Portion	1,118	9
Other Assets	673	488
Total Assets	$26,820	$12,447
Liabilities and Shareholders’ Equity
Current Liabilities
Short-term debt	$1,452	$203
Accounts payable	631	401
Accrued expenses	1,624	1,053
Salaries, wages and related items	647	551
Income taxes	33	26
Total Current Liabilities	4,386	2,235
Long-Term Debt	11,370	3,768
Long-Term Employee Benefit Obligations	1,133	1,009
Deferred Income Taxes and Other	2,767	383
Commitments and Contingencies
Shareholders’ Equity
Common stock — $1 par value: authorized — 640,000,000 shares; issued — 332,662,160 shares in 2015 and 2014.	333	333
Capital in excess of par value	4,475	2,198
Retained earnings	12,314	12,105
Deferred compensation	20	19
Common stock in treasury — at cost — 121,966,516 shares in 2015 and 140,770,158 shares in 2014.	(8,239)	(8,601)
Accumulated other comprehensive loss	(1,738)	(1,001)
Total Shareholders’ Equity	7,164	5,053
Total Liabilities and Shareholders’ Equity	$26,820	$12,447

Amounts may not add due to rounding.
See notes to consolidated financial statements.

Consolidated Statements of Cash Flows
Becton, Dickinson and Company
Years Ended September 30

Millions of dollars	2015	2014	2013
Operating Activities
Net income	$695	$1,185	$1,293
Less: Income from discontinued operations, net	—	—	364
Income from continuing operations, net	695	1,185	929
Adjustments to income from continuing operations to derive net cash provided by continuing operating activities, net of amounts acquired:
Depreciation and amortization	891	562	546
Share-based compensation	166	113	100
Deferred income taxes	(336)	(32)	36
Change in operating assets and liabilities:
Trade receivables, net	(2)	(7)	(1)
Net investment in sales-type leases	28	—	—
Inventories	200	(189)	(145)
Prepaid expenses, deferred taxes and other	(97)	(120)	(60)
Accounts payable, income taxes and other liabilities	145	199	366
Pension obligation	28	(29)	(51)
Other, net	11	62	(1)
Net Cash Provided by Continuing Operating Activities	1,730	1,746	1,717
Investing Activities
Capital expenditures	(596)	(592)	(522)
Capitalized software	(37)	(61)	(66)
Change in short-term investments	840	(171)	(225)
Acquisitions of businesses, net of cash acquired	(8,414)	(40)	(136)
Divestiture of businesses	—	—	736
Other, net	(110)	(84)	(99)
Net Cash Used for Continuing Investing Activities	(8,318)	(948)	(311)
Financing Activities
Change in short-term debt	497	(4)	(199)
Proceeds from long-term debt	6,164	—	—
Payments of debt	(6)	—	—
Repurchase of common stock	—	(400)	(450)
Issuance of common stock and other, net	(27)	(9)	44
Excess tax benefit from payments under share-based compensation plans	48	27	23
Dividends paid	(485)	(421)	(386)
Net Cash Provided by (Used for) Continuing Financing Activities	6,190	(807)	(968)
Net Cash Used For Discontinued Operations	—	—	(212)
Effect of exchange rate changes on cash and equivalents	(38)	(20)	(7)
Net (Decrease) Increase in Cash and Equivalents	(436)	(29)	219
Opening Cash and Equivalents	1,861	1,890	1,671
Closing Cash and Equivalents	$1,424	$1,861	$1,890

Amounts may not add due to rounding.
See notes to consolidated financial statements.

Notes to Consolidated Financial Statements
Becton, Dickinson and Company
Millions of dollars, except per share amounts and numbers of shares

Note 1 — Summary of Significant Accounting Policies
Basis of Presentation
The accompanying Consolidated Financial Statements and Notes to Consolidated Financial Statements of Becton, Dickinson and Company (the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles. Within the financial statements and tables presented, certain columns and rows may not add due to the use of rounded numbers for disclosure purposes. Percentages and earnings per share amounts presented are calculated from the underlying amounts. Our fiscal year ends on September 30.
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
Trade and Financing Receivables
The Company grants credit to customers in the normal course of business and the resulting trade receivables are stated at their net realizable value. The Company's portfolio of financing receivables arises from the leasing of dispensing equipment. The allowance for doubtful accounts represents the Company’s estimate of probable credit losses relating to trade receivables and is determined based on historical experience and other specific account data. Allowances for credit losses relating to financing receivables are also based on historical experience loss rates and the potential impact of anticipated changes in business practices, market dynamics, and economic conditions. Amounts are written off against the allowances for doubtful accounts or credit losses when the Company determines that a customer account is uncollectible.
Inventories
Inventories are stated at the lower of first-in, first-out cost or market.
Property, Plant and Equipment
Property, plant and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization are principally provided on the straight-line basis over estimated useful lives, which range from 20 to 45 years for buildings, four to 13 years for machinery and equipment and one to 12 years for leasehold improvements. Depreciation and amortization expense was $417 million, $369 million and $338 million in fiscal years 2015, 2014 and 2013, respectively.
Goodwill and Other Intangible Assets
The Company’s unamortized intangible assets include goodwill and in-process research and development assets which arise from acquisitions. The Company currently reviews all indefinite-lived assets, including goodwill, for impairment using quantitative models. Goodwill is reviewed at least annually for impairment at the reporting unit level, which is defined as an operating segment or one level below an operating segment, referred to as a component. The Company’s reporting units generally represent one level below reporting segments, and components within an operating segment that have similar economic characteristics are aggregated. Potential impairment of goodwill is identified by comparing the fair value of a reporting unit, estimated using an income approach, with its carrying value. The annual impairment review performed on July 1, 2015 indicated that all identified reporting units’ fair values exceeded their respective carrying values.
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

Notes to Consolidated Financial Statements — (Continued)
Becton, Dickinson and Company

Amortized intangible assets include developed technology assets which arise from acquisitions. These assets represent acquired intellectual property that is already technologically feasible upon the acquisition date or acquired in-process research and development assets that are completed subsequent to acquisition. Developed technology assets are generally amortized over periods ranging from 15 to 20 years, using the straight-line method. Other intangibles with finite useful lives, which include patents, are amortized over periods principally ranging from one to 40 years, using the straight-line method. Finite-lived intangible assets, including developed technology assets, are periodically reviewed when impairment indicators are present to assess recoverability from future operations using undiscounted cash flows. The carrying values of these finite-lived assets are compared to the undiscounted cash flows they are expected to generate and an impairment loss is recognized in operating results to the extent any finite-lived intangible asset’s carrying value exceeds its calculated fair value.
Capitalized Software
Capitalized software, including costs for software developed or obtained for internal use, is stated at cost, less accumulated amortization. Amortization expense is principally provided on the straight-line basis over estimated useful lives, which do not exceed 10 years. The current balance largely includes capital software investments related to a global enterprise resource planning initiative to upgrade the Company’s business information systems. Amortization expense related to capitalized software was $65 million, $41 million and $38 million for 2015, 2014 and 2013, respectively.
Foreign Currency Translation
Generally, foreign subsidiaries’ functional currency is the local currency of operations and the net assets of foreign operations are translated into U.S. dollars using current exchange rates. The U.S. dollar results that arise from such translation, as well as exchange gains and losses on intercompany balances of a long-term investment nature, are included in the foreign currency translation adjustments in Accumulated other comprehensive income (loss).
Revenue Recognition
Revenue from product sales is typically recognized when all of the following criteria have been met: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; product price is fixed or determinable; collection of the resulting receivable is reasonably assured. Certain sales arrangements contain multiple deliverables, including equipment and service deliverables, which requires the Company to determine the separate units of account. If the deliverable meets the criteria of a separate unit of accounting, the arrangement consideration is allocated to each element based upon its relative selling price. In determining the best evidence of selling price of a unit of account the Company utilizes vendor-specific objective evidence (“VSOE”), which is the price the Company charges when the deliverable is sold separately. When VSOE is not available, management uses relevant third-party evidence (“TPE”) of selling price, if available. When neither VSOE nor TPE of selling price exists, management uses its best estimate of selling price.
Revenue allocated to equipment deliverables is recognized upon customer acceptance, which occurs after the transfer of title and risk of loss to the customer and the completion of installation or training services. When related training services are considered inconsequential, delivery is deemed to occur upon the transfer of title and risk of loss, at which time revenue and the costs associated with installation and training are recognized.
For equipment lease revenue, transactions are evaluated and classified as either operating leases or sales-type leases. Lease income for products sold under sales-type leases is recognized as revenue upon the completion of installation activities in the amount of the present value of the minimum lease payments. The financing component of sales-type leases is recorded as revenue over the lease term. For products sold under operating leases, revenue is recognized at the contracted rate over the rental period, as defined within the customer agreement.
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

Shipping and Handling Costs
Shipping and handling costs are included in Selling and administrative expense. Shipping expense was $351 million, $299 million and $285 million in 2015, 2014 and 2013, respectively.
Derivative Financial Instruments
All derivatives are recorded in the balance sheet at fair value and changes in fair value are recognized currently in earnings unless specific hedge accounting criteria are met.

Notes to Consolidated Financial Statements — (Continued)
Becton, Dickinson and Company

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

New Accounting Principle Adopted

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

Notes to Consolidated Financial Statements — (Continued)
Becton, Dickinson and Company

New Accounting Principles Not Yet Adopted
In April 2014, the FASB issued amended requirements that limit the presentation of discontinued operations to only those disposals that represent a strategic shift that has had, or will have, a major effect on an entity’s operations and financial results. The amended requirements also expand the disclosure requirements relating to disposal transactions. The Company will prospectively apply the amended requirements to disposal transactions that occur on or after October 1, 2015.
In May 2014, the FASB issued a new revenue recognition standard. Under this standard, revenue will be recognized upon the transfer of goods or services to customers and the amount of revenue recognized will reflect the consideration to which a reporting entity expects to be entitled in exchange for those goods or services. The Company is currently evaluating the impact that this new revenue recognition standard will have on its consolidated financial statements and the Company currently intends to adopt the standard on October 1, 2018, as is allowed under the FASB's July 2015 amendment which deferred the effective date for this standard.
In April 2014, the FASB issued amended requirements that require debt issuance costs, related to a recognized debt liability, to be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. The Company will apply the amended presentation requirements on October 1, 2016.

Notes to Consolidated Financial Statements — (Continued)
Becton, Dickinson and Company

Note 3 — Shareholders’ Equity
Changes in certain components of shareholders’ equity were as follows:

	Common Stock Issued at Par Value	Capital in Excess of Par Value	Retained Earnings	Deferred Compensation	Treasury Stock
(Millions of dollars)					Shares (in thousands)	Amount
Balance at September 30, 2012	$333	$1,920	$10,435	$19	(135,751)	$(7,769)
Net income	—	—	1,293	—	—	—
Cash dividends:
Common ($1.98 per share)	—	—	(386)	—	—	—
Common stock issued for:
Share-based compensation and other plans, net	—	50	—	—	2,537	15
Share-based compensation	—	98	—	—	—	—
Common stock held in trusts, net	—	—	—	—	36	—
Repurchase of common stock	—	—	—	—	(5,485)	(450)
Balance at September 30, 2013	$333	$2,068	$11,342	$19	(138,663)	$(8,204)
Net income	—	—	1,185	—	—	—
Cash dividends:
Common ($2.18 per share)	—	—	(421)	—	—	—
Common stock issued for:
Share-based compensation and other plans, net	—	19	—	—	1,431	3
Share-based compensation	—	111	—	—	—	—
Common stock held in trusts, net	—	—	—	—	36	—
Repurchase of common stock	—	—	—	—	(3,574)	(400)
Balance at September 30, 2014	$333	$2,198	$12,105	$19	(140,770)	$(8,601)
Net income	—	—	695	—	—	—
Cash dividends:
Common ($2.40 per share)	—	—	(485)	—	—	—
Common stock issued for:
Share-based compensation and other plans, net	—	30	(2)	1	2,839	(6)
Acquisitions	—	2,083	—	—	15,959	368
Share-based compensation	—	164	—	—	—	—
Common stock held in trusts, net	—	—	—	—	5	—
Repurchase of common stock	—	—	—	—	—	—
Balance at September 30, 2015	$333	$4,475	$12,314	$20	(121,967)	$(8,239)
Common stock held in trusts represents rabbi trusts in connection with deferred compensation under the Company’s employee salary and bonus deferral plan and directors’ deferral plan.

Notes to Consolidated Financial Statements — (Continued)
Becton, Dickinson and Company

The components and changes of Accumulated other comprehensive income (loss) were as follows:

(Millions of dollars)	Total	Foreign Currency Translation Adjustments	Benefit Plans Adjustments	Unrealized Losses on Cash Flow Hedges
Balance at September 30, 2012	$(802)	$51	$(815)	$(38)
Other comprehensive income before reclassifications, net of taxes	228	23	203	2
Amounts reclassified into income, net of taxes (A)	59	—	54	4
Balance at September 30, 2013	$(516)	$74	$(558)	$(31)
Other comprehensive income before reclassifications	(524)	(344)	(180)	—
Amounts reclassified into income, net of taxes (A)	38	—	33	5
Balance at September 30, 2014	$(1,001)	$(270)	$(705)	$(26)
Other comprehensive income before reclassifications, net of taxes	(787)	(692)	(80)	(16)
Amounts reclassified into income, net of taxes (A)	50	—	44	6
Balance at September 30, 2015	$(1,738)	$(961)	$(741)	$(36)

(A)
The benefit plan-related amount is not reclassified into income in its entirety. The reclassifications from accumulated other comprehensive (loss) income are included in the computation of net periodic pension cost and additional details are provided in Note 8. The reclassification amounts related to cash flow hedges in fiscal years 2015, 2014, and 2013 were primarily recorded in Interest Expense. Additional details regarding the reclassifications from accumulated other comprehensive (loss) income related to cash flow hedges are provided in Note 13.

The loss in foreign currency translation adjustments for the fiscal year ended September 30, 2015 was primarily attributable to the weakening of the Euro and currencies in Latin America and Asia Pacific against the U.S. dollar during the period.
The income tax (benefit) provision for net (losses) gains recorded in other comprehensive income for defined benefit pension, postretirement plans and postemployment plans in fiscal years 2015, 2014 and 2013 was $(47) million, $(86) million and $121 million, respectively. The income tax benefits associated with the benefit plan-related reclassification adjustments for amortization of prior service credit and amortization of net actuarial losses for the fiscal years ended September 30, 2015, 2014 and 2013 were $23 million, $17 million and $30 million, respectively.
The income tax benefit recorded for losses recognized in other comprehensive income relating to cash flow hedges for the fiscal year ended September 30, 2015 was $10 million. Additional disclosures regarding these losses are provided in Note 13. There were no net gains or losses recorded in other comprehensive income relating to cash flow hedges in fiscal year 2014 and gains recorded in 2013 were immaterial. Reclassification adjustments for realized amounts relating to cash flow hedges were immaterial in fiscal years 2015, 2014, and 2013.
Note 4 — Earnings per Share

The weighted average common shares used in the computations of basic and diluted earnings per share (shares in thousands) for the years ended September 30 were as follows:

	2015	2014	2013
Average common shares outstanding	202,537	193,299	195,157
Dilutive share equivalents from share-based plans	4,972	4,410	4,036
Average common and common equivalent shares outstanding — assuming dilution	207,509	197,709	199,193

Notes to Consolidated Financial Statements — (Continued)
Becton, Dickinson and Company

Upon closing the acquisition of CareFusion Corporation (“CareFusion”) on March 17, 2015, the Company issued approximately 15.9 million of its common shares as part of the purchase consideration. Additional disclosures regarding this acquisition are provided in Note 9.

Options to purchase shares of common stock are excluded from the calculation of diluted earnings per share when their inclusion would have an anti-dilutive effect on the calculation. For the years ended September 30, 2015, 2014 and 2013 there were no options to purchase shares of common stock which were excluded from the diluted earnings per share calculation.

Note 5 — Commitments and Contingencies
Commitments
Rental expense for all operating leases amounted to $89 million in 2015, $71 million in 2014 and $70 million in 2013. Future minimum rental commitments on noncancelable leases are as follows: 2016 — $80 million; 2017 — $62 million; 2018 — $36 million; 2019 — $26 million; 2020 — $18 million and an aggregate of $24 million thereafter.
As of September 30, 2015, the Company has certain future purchase commitments aggregating to approximately $958 million, which will be expended over the next several years.
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

Notes to Consolidated Financial Statements — (Continued)
Becton, Dickinson and Company

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
On November 4, 2013, the Secretariat of Foreign Trade of the Federal Republic of Brazil initiated an administrative anti-dumping investigation of imports of vacuum plastic tubes for blood collection into Brazil from the United States, the United Kingdom of Great Britain and Northern Ireland, the Federal Republic of Germany and the People’s Republic of China during the period from January 2008 through December 2012.  BD, through its United States and international subsidiaries, exports vacuum plastic tubes for blood collection into Brazil from the United States and the United Kingdom of Great Britain and Northern Ireland and cooperated with the investigation.  On April 30, 2015, the Brazilian Foreign Trade Board (“CAMEX”) issued a decision determining the application of anti-dumping measures including, without limitation, the imposition of duties on such vacuum plastic tubes imported into Brazil of 45.3% for products from the United States of America and 71.5% for products from the United Kingdom of Great Britain and Northern Ireland.  These anti-dumping measures, effective from April 30, 2015, will last for a minimum period of five years.  Subsequent to the decision, CAMEX initiated a proceeding to assess the effect of the duties from a public interest perspective.  BD’s administrative appeal of the CAMEX decision was denied on August 5, 2015.  CAMEX announced on November 5, 2015, following the conclusion of its proceeding, that it is not modifying its original decision.  BD does not believe that the CAMEX decision will materially affect its results of operations.
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
On December 30, 2014, the parties to the actions filed in the Delaware Court of Chancery (the “Delaware Actions”) entered into an agreement in principle to settle the Delaware Actions on the basis of additional disclosures made in a CareFusion Schedule 14A, filed with the SEC on January 5, 2015. The settlement terms are reflected in a Memorandum of Understanding (“MOU”). On December 31, 2014, plaintiffs’ counsel notified the Delaware Court of Chancery of the settlement and MOU. The parties to the Delaware Actions entered into a stipulation and agreement of compromise, settlement and release and presented the matter to the Delaware Court of Chancery for approval. The Delaware Court of Chancery approved the settlement on September 17, 2015 and the Delaware Actions are now concluded. On October 27, 2015, the Superior Court of California granted plaintiffs' request for voluntary dismissal of the California actions.

Notes to Consolidated Financial Statements — (Continued)
Becton, Dickinson and Company

On July 17, 2015, a class action complaint was filed against the Company in the U.S. District Court for the Southern District of Georgia. The plaintiffs, Glynn-Brunswick Hospital Authority, trading as Southeast Georgia Health System, and Southeast Georgia Health System, Inc., seek to represent a class of acute care purchasers of BD syringes and IV catheters. The complaint alleges that BD monopolized the markets for syringes and IV catheters through contracts, theft of technology, false advertising, acquisitions, and other conduct. The complaint seeks treble damages but does not specify the amount of alleged damages. The Company has filed a motion to dismiss the complaint.
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
The Medical segment produces a broad array of medical devices that are used in a wide range of healthcare settings. The principal product lines in the Medical segment include syringes and pen needles for the injection of insulin and other drugs used in the treatment of diabetes; needles, syringes and intravenous catheters for medication delivery (including safety-engineered and auto-disable devices); prefilled IV flush syringes; regional anesthesia needles and trays; sharps disposal containers; closed-system transfer devices; skin antiseptic products; surgical and laproscopic instrumentation; generic prefilled injectables; intravenous medication safety and infusion therapy delivery systems, including infusion pumps and dedicated disposables; automated medication dispensing and supply management systems; prefillable drug delivery systems provided to pharmaceutical companies and sold to end-users as drug/device combinations; respiratory ventilation and diagnostics equipment and consumables used during respiratory diagnostics and therapy; and consumables used for patient monitoring and anesthesia delivery.
The Life Sciences segment produces products for the safe collection and transport of diagnostics specimens, as well as instruments and reagent systems to detect a broad range of infectious diseases, healthcare-associated infections (“HAIs”) and cancers. The segment also produces research and clinical tools that facilitate the study of cells, and the components of cells, to gain a better understanding of normal and disease processes. The principal products and services in the Life Sciences segment include integrated systems for specimen collection; safety-engineered blood collection products and systems; automated blood culturing and tuberculosis culturing systems; molecular testing systems for infectious diseases and women’s health; microorganism identification and drug susceptibility systems; liquid-based cytology systems for cervical cancer screening; rapid diagnostic assays; microbiology laboratory automation; plated media; fluorescence-activated cell sorters and analyzers; monoclonal antibodies and kits for performing cell analysis; reagent systems for life science research; molecular indexing and next-generation sequencing sample preparation for genomics research; clinical oncology, immunological (HIV) and transplantation diagnostic/monitoring reagents and analyzers; and cell culture media supplements for biopharmaceutical manufacturing.
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

(Millions of dollars)	2015		2014		2013
Revenues (A)
Medical	$6,460	(B)	$4,573		$4,306
Life Sciences	3,822		3,872		3,748
Total Revenues	$10,282		$8,446		$8,054
Segment Operating Income
Medical	$1,530	(C)	$1,291	(D)	$1,233
Life Sciences	839		861	(E)	907
Total Segment Operating Income	2,368		2,152		2,140
Unallocated Items (F)	(1,629)	(G)	(630)	(H)	(976)	(I)
Income From Continuing Operations Before Income Taxes	$739		$1,522		$1,165
Segment Assets
Medical	$20,055		$4,668		$4,582
Life Sciences	3,932		3,783		3,776
Total Segment Assets	23,987		8,451		8,357
Corporate and All Other (J)	2,833		3,997		3,792
Total Assets	$26,820		$12,447		$12,149
Capital Expenditures
Medical	$414		$420		$354
Life Sciences	168		155		158
Corporate and All Other	14		16		9
Total Capital Expenditures	$596		$592		$522
Depreciation and Amortization
Medical	$619		$293		$259
Life Sciences	256		251		267
Corporate and All Other	17		18		19
Total Depreciation and Amortization	$891		$562		$546

(A)	Intersegment revenues are not material.

(B)	Includes $20 million in amortization of the acquisition-date write-down of CareFusion’s deferred revenue balance that was recorded to reflect a fair value measurement as of the acquisition date.

(C)
Includes an increase of $284 million in non-cash amortization expense relating to the identifiable intangible assets acquired in the CareFusion transaction as well as depreciation expense relating to the fixed assets acquired in the transaction. Additional disclosures regarding the assets acquired in this acquisition are provided in Note 9. Also includes a $5 million adjustment to decrease the liability for employee termination costs recorded relative to certain workforce reduction actions taken in the fourth quarter of fiscal year 2014. Additional disclosures regarding these actions are provided in Note 8.

(D)
Includes $21 million of the charge associated with workforce reduction actions noted above. Also, includes a $6 million charge associated with the decision to terminate a research and development program; the charge relates to program asset write-offs and obligations. Additionally includes $4 million of acquisition-related transaction costs recorded in Selling and administrative expense.

(E)
Includes a $20 million charge primarily resulting from the discontinuance of an instrument product development program. The charge is largely attributable to capitalized product software, but also includes a lesser amount attributable to fixed assets. Also, includes an $11 million charge that resulted from the early termination of a European distributor agreement and $10 million of the charge associated with the workforce reduction actions noted above.

Notes to Consolidated Financial Statements — (Continued)
Becton, Dickinson and Company

Additionally includes a $5 million charge due to an adjustment to the carrying amount of an asset that is being held for sale and $1 million of acquisition-related transaction costs recorded in Selling and administrative expense.

(F)	Includes primarily interest, net; foreign exchange; corporate expenses; and share-based compensation expense.

(G)
Includes financing, transaction, integration and restructuring costs associated with the CareFusion acquisition. Also includes $293 million in recognition of the fair value step-up adjustment recorded relative to CareFusion’s inventory on the acquisition date as well as $16 million of favorable amortization relating to the acquisition-date fair value step-up recorded on CareFusion’s long-term debt. Additional disclosures regarding this acquisition are provided in Note 9. Also includes a $12 million charge for RTI’s attorneys’ fees associated with the unfavorable verdict returned in the antitrust and false advertising lawsuit RTI filed against BD. For further discussion, refer to Note 5. Additionally includes an acquisition-date accounting gain of $9 million on the previously held investment in CRISI Medical Systems, Inc. (“CRISI”), which the Company fully acquired during the second quarter of 2015.

(H)
Includes an $8 million gain resulting from the Company’s receipt of cash proceeds from the sale of a company in which it held a small equity ownership interest. Also includes $5 million of the charge associated with the workforce reductions noted above.

(I)
Includes the $341 million charge associated with the unfavorable verdict returned in the antitrust and false advertising lawsuit filed against the Company by RTI as well as a $22 million charge associated with a litigation settlement related to indirect purchaser antitrust class action cases. Additional disclosures regarding legal matters are provided in Note 5.

(J)	Includes cash and investments and corporate assets.
Geographic Information
The countries in which the Company has local revenue-generating operations have been combined into the following geographic areas: the United States (including Puerto Rico); Europe; Greater Asia (which includes Japan and Asia Pacific); and Other, which is comprised of Latin America, Canada, and EMA (which includes the Commonwealth of Independent States, Middle East and Africa).
Revenues to unaffiliated customers are based upon the source of the product shipment. Long-lived assets, which include net property, plant and equipment, are based upon physical location.

(Millions of dollars)	2015	2014	2013
Revenues
United States	$5,069	$3,417	$3,353
Europe	2,434	2,383	2,189
Greater Asia	1,545	1,437	1,344
Other	1,234	1,210	1,168
	$10,282	$8,446	$8,054
Long-Lived Assets
United States	$15,513	$3,126	$3,251
Europe	3,876	1,790	1,649
Greater Asia	569	555	519
Other	484	505	505
Corporate	332	340	350
	$20,774	$6,317	$6,276
Note 7 — Share-Based Compensation
The Company grants share-based awards under the 2004 Employee and Director Equity-Based Compensation Plan (“2004 Plan”), which provides long-term incentive compensation to employees and directors consisting of: stock appreciation rights (“SARs”), stock options, performance-based restricted stock units, time-vested restricted stock units and other stock awards.

Notes to Consolidated Financial Statements — (Continued)
Becton, Dickinson and Company

The fair value of share-based payments is recognized as compensation expense in net income. The amounts and location of compensation cost relating to share-based payments included in consolidated statements of income is as follows:

(Millions of dollars)	2015	2014	2013
Cost of products sold	$23	$23	$20
Selling and administrative expense	82	74	66
Research and development expense	17	16	14
Acquisition-related costs	44	—	—
	$166	$113	$100
The associated income tax benefit recognized was $59 million, $40 million and $35 million in fiscal years 2015, 2014 and 2013, respectively. Share-based compensation attributable to discontinued operations in 2013 was not material.

Certain pre-acquisition equity awards of CareFusion were converted into BD restricted stock awards or BD stock options with accelerated vesting terms at the acquisition date. In addition, as an incentive to encourage post-acquisition employee retention, certain pre-acquisition equity awards of CareFusion were converted into either BD restricted stock awards or BD stock options, as applicable, as of the acquisition date, with substantially the same terms and conditions as were applicable under such CareFusion awards immediately prior to the acquisition date. The compensation expense associated with these replacement awards was recorded in Acquisition-related costs.
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

	2015	2014	2013
Risk-free interest rate	2.20%	2.31%	1.33%
Expected volatility	19.0%	19.0%	21.0%
Expected dividend yield	1.78%	2.00%	2.60%
Expected life	7.6 years	7.8 years	8.0 years
Fair value derived	$24.82	$19.90	$12.08

Expected volatility is based upon historical volatility for the Company’s common stock and other factors. The expected life of SARs granted is derived from the output of the lattice-based model, using assumed exercise rates based on historical exercise and termination patterns, and represents the period of time that SARs granted are expected to be outstanding. The risk-free interest rate used is based upon the published U.S. Treasury yield curve in effect at the time of grant for instruments with a similar life. The dividend yield is based upon the most recently declared quarterly dividend as of the grant date. The total intrinsic value of SARs exercised during 2015, 2014 and 2013 was $96 million, $69 million and $54 million, respectively. The Company issued 691 thousand shares during 2015 to satisfy the SARs exercised. The actual tax benefit realized during 2015, 2014 and 2013 for tax deductions from SAR exercises totaled $34 million, $26 million and $19 million, respectively. The total fair value of SARs vested during 2015, 2014 and 2013 was $22 million, $25 million and $30 million, respectively.

Notes to Consolidated Financial Statements — (Continued)
Becton, Dickinson and Company

A summary of SARs outstanding as of September 30, 2015 and changes during the year then ended is as follows:

	SARs (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (Millions of dollars)
Balance at October 1	7,852	$78.49
Granted	1,037	134.73
Exercised	(1,458)	72.88
Forfeited, canceled or expired	(167)	103.50
Balance at September 30	7,264	$87.07	5.96	$333
Vested and expected to vest at September 30	7,010	$86.34	5.88	$327
Exercisable at September 30	4,725	$76.18	4.81	$267
Stock Options
The Company has not granted stock options since 2005. As previously discussed, certain pre-acquisition equity awards of CareFusion were converted on March 17, 2015 into BD stock options with accelerated vesting terms.
A summary of stock options outstanding as of September 30, 2015 and changes during the year then ended is as follows:

	Stock Options (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (Millions of dollars)
Balance at October 1	74	$54.57
Acquisition-related conversions (A)	1,971	82.32
Exercised	(900)	83.70
Forfeited, canceled or expired	(7)	73.41
Balance at September 30	1,139	$79.47	4.31	$61
Vested at September 30	1,111	$79.10	4.29	$60
Exercisable at September 30	865	$74.82	3.99	$50

(A)	Represents options granted upon the conversion of pre-acquisition equity awards of CareFusion, as previously discussed.
Cash received from the exercising of stock options in 2015, 2014 and 2013 was $75 million, $17 million and $64 million, respectively. The actual tax benefit realized for tax deductions from stock option exercises totaled $20 million, $7 million and $21 million, respectively. The total intrinsic value of stock options exercised during the years 2015, 2014 and 2013 was $52 million, $21 million and $65 million, respectively.

Performance-Based Restricted Stock Units
Performance-based restricted stock units cliff vest three years after the date of grant. These units are tied to the Company’s performance against pre-established targets over a three-year performance period. The performance measures for fiscal years 2015, 2014 and 2013 were relative total shareholder return (measures the Company’s stock performance during the performance period against that of peer companies) and average annual return on invested capital. Under the Company’s long-term incentive program, the actual payout under these awards may vary from zero to 200% of an employee’s target payout, based on the Company’s actual performance over the three-year performance period. The fair value is based on the market price of the Company’s stock on the date of grant. Compensation cost initially recognized assumes that the target payout level will be achieved and is adjusted for subsequent changes in the expected outcome of performance-related conditions. For units for which the performance conditions are modified after the date of grant, any incremental increase in the fair value of the modified units, over the original units, is recorded as compensation expense on the date of the modification for vested units, or over the remaining performance period for units not yet vested.

Notes to Consolidated Financial Statements — (Continued)
Becton, Dickinson and Company

A summary of performance-based restricted stock units outstanding as of September 30, 2015 and changes during the year then ended is as follows:

	Stock Units (in thousands)	Weighted Average Grant Date Fair Value
Balance at October 1	1,255	$83.47
Granted	352	148.04
Distributed	(139)	72.12
Forfeited or canceled	(330)	79.12
Balance at September 30(A)	1,139	$106.07
Expected to vest at September 30(B)	542	$97.09

(A)	Based on 200% of target payout.

(B)	Net of expected forfeited units and units in excess of the expected performance payout of 68 thousand and 528 thousand shares, respectively.
The weighted average grant date fair value of performance-based restricted stock units granted during the years 2014 and 2013 was $110.58 and $72.14, respectively. The total fair value of performance-based restricted stock units vested during 2015 was $16 million and the fair value of units vested during 2014 was $10 million. Based on the Company’s results during the performance period, compared with the established performance targets for payout, there was no payout of performance-based restricted stock units in fiscal year 2013. At September 30, 2015, the weighted average remaining vesting term of performance-based restricted stock units is 1.04 years.
Time-Vested Restricted Stock Units
Time-vested restricted stock unit awards granted after January 2015 vest on a graded basis over a three-year period. Time-vested restricted stock units granted before January 2015 cliff vest three years after the date of grant, except for certain key executives of the Company, including the executive officers, for which such units generally vest one year following the employee’s retirement. The related share-based compensation expense is recorded over the requisite service period, which is the vesting period or in the case of certain key executives is based on retirement eligibility. The fair value of all time-vested restricted stock units is based on the market value of the Company’s stock on the date of grant. The impact of this change in accounting policy was not material to reported stock-based compensation expense for the year ended September 30, 2015.

A summary of time-vested restricted stock units outstanding as of September 30, 2015 and changes during the year then ended is as follows:

	Stock Units (in thousands)	Weighted Average Grant Date Fair Value
Balance at October 1	3,015	$80.03
Granted (A)	1,946	136.30
Distributed	(1,128)	99.07
Forfeited or canceled	(766)	107.50
Balance at September 30	3,067	$101.88
Expected to vest at September 30	2,878	$100.65

(A)	Includes approximately 1 million units granted upon the conversion of pre-acquisition equity awards of CareFusion, as previously discussed.
The weighted average grant date fair value of time-vested restricted stock units granted during the years 2014 and 2013 was $102.74 and $70.99, respectively. The total fair value of time-vested restricted stock units vested during 2015, 2014 and 2013 was $181 million, $45 million and $52 million, respectively. At September 30, 2015, the weighted average remaining vesting term of the time-vested restricted stock units is 1.08 years.
The amount of unrecognized compensation expense for all non-vested share-based awards as of September 30, 2015, is approximately $156 million, which is expected to be recognized over a weighted-average remaining life of approximately 1.84 years. Included in the unrecognized compensation expense is $38 million associated with the CareFusion replacement awards previously described. As of September 30, 2015, there were approximately 1.5 million of such replacement awards outstanding.

Notes to Consolidated Financial Statements — (Continued)
Becton, Dickinson and Company

At September 30, 2015, 7,242 thousand shares were authorized for future grants under the 2004 Plan. The Company has a policy of satisfying share-based payments through either open market purchases or shares held in treasury. At September 30, 2015, the Company has sufficient shares held in treasury to satisfy these payments.
Other Stock Plans
The Company has a Stock Award Plan, which allows for grants of common shares to certain key employees. Distribution of 25% or more of each award is deferred until after retirement or involuntary termination, upon which the deferred portion of the award is distributable in five equal annual installments. The balance of the award is distributable over five years from the grant date, subject to certain conditions. In February 2004, this plan was terminated with respect to future grants upon the adoption of the 2004 Plan. At September 30, 2015 and 2014, awards for 50 thousand and 58 thousand shares, respectively, were outstanding.
The Company has a Directors’ Deferral Plan, which provides a means to defer director compensation, from time to time, on a deferred stock or cash basis. As of September 30, 2015, 119 thousand shares were held in trust, of which three thousand shares represented Directors’ compensation in 2015, in accordance with the provisions of the plan. Under this plan, which is unfunded, directors have an unsecured contractual commitment from the Company.
The Company also has a Deferred Compensation Plan that allows certain highly-compensated employees, including executive officers, to defer salary, annual incentive awards and certain equity-based compensation. As of September 30, 2015, 345 thousand shares were issuable under this plan.

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

Effective April 1, 2014, the Company replaced its current post-65 group medical coverage with a new approach for retirees age 65 and older and their eligible dependents to access post-65 retiree medical and prescription drug coverage in the U.S. Such changes were communicated to active employees and retirees in early January 2014 and as such, the Company remeasured its U.S. postretirement healthcare benefit plan as of January 1, 2014. The impact of this plan change and remeasurement was immaterial to the Company’s consolidated financial results. The plan design changes included, among other modifications, a replacement of the Company-sponsored healthcare coverage program for post-65 retirees with contributions to a health reimbursement account that can be used to purchase coverage through a Medicare insurance exchange.
Effective January 1, 2013, all plan participants’ benefits in the U.S. defined benefit traditional pension plan were converted to a defined benefit cash balance pension plan. Upon conversion, each individual plan participant received an opening balance equal to the actuarial equivalent of individual benefits accrued under the defined benefit traditional pension plan through December 31, 2012. Following conversion, participants accrue benefits under the cash balance plan through monthly pay credits based upon the plan participant’s age and length of service.
Net pension and other postretirement cost for the years ended September 30 included the following components:

	Pension Plans			Other Postretirement Benefits
(Millions of dollars)	2015	2014	2013	2015	2014	2013
Service cost	$77	$71	$84	$3	$3	$6
Interest cost	87	93	87	7	9	10
Expected return on plan assets	(123)	(126)	(116)	—	—	—
Amortization of prior service credit	(15)	(15)	(13)	(5)	(4)	(1)
Amortization of loss	68	49	75	3	2	4
Curtailment/settlement loss	—	3	6	—	—	—
Net pension and postretirement cost	$93	$74	$123	$9	$10	$19

The amounts provided above for amortization of prior service credit and amortization of loss represent the reclassifications of prior service credits and net actuarial losses that were recognized in Accumulated other comprehensive

Notes to Consolidated Financial Statements — (Continued)
Becton, Dickinson and Company

income (loss) in prior periods. Net pension cost attributable to foreign plans included in the preceding table was $32 million, $25 million and $33 million in 2015, 2014 and 2013, respectively.

The settlement losses recorded in 2014 and 2013 included lump sum benefit payments associated with the Company’s U.S. supplemental pension plan. The Company recognizes pension settlements when payments from the supplemental plan exceed the sum of service and interest cost components of net periodic pension cost associated with this plan for the fiscal year. The settlement losses recorded in 2014 and 2013 also included settlements associated with certain foreign plans.

The change in benefit obligation, change in fair value of plan assets, funded status and amounts recognized in the Consolidated Balance Sheets for these plans were as follows:

	Pension Plans		Other Postretirement Benefits
(Millions of dollars)	2015	2014	2015	2014
Change in benefit obligation:
Beginning obligation	$2,366	$2,076	$201	$243
Service cost	77	71	3	3
Interest cost	87	93	7	9
Plan amendments	(2)	(1)	—	(37)
Benefits paid	(138)	(142)	(18)	(24)
Benefit obligations assumed in acquisition	67	—	—	—
Actuarial loss (gain)	49	318	(11)	—
Settlements	—	(7)	—	—
Other, includes translation	(81)	(42)	3	6
Benefit obligation at September 30	2,426	2,366	186	201
Change in fair value of plan assets:
Beginning fair value	1,829	1,785	—	—
Actual return on plan assets	(21)	119	—	—
Employer contribution	65	104	—	—
Benefits paid	(138)	(142)	—	—
Plan assets acquired in acquisition	54	—	—	—
Settlements	—	(7)	—	—
Other, includes translation	(58)	(29)	—	—
Plan assets at September 30	$1,732	$1,829	$—	$—
Funded Status at September 30:
Unfunded benefit obligation	$(694)	$(537)	$(186)	$(201)
Amounts recognized in the Consolidated Balance Sheets at September 30:
Other	$7	$3	$—	$—
Salaries, wages and related items	(10)	(8)	(15)	(16)
Long-term Employee Benefit Obligations	(691)	(531)	(171)	(184)
Net amount recognized	$(694)	$(537)	$(186)	$(201)
Amounts recognized in Accumulated other comprehensive income (loss) before income taxes at September 30:
Net transition asset	$—	$—	$—	$—
Prior service credit	103	119	37	42
Net actuarial loss	(1,124)	(1,030)	(30)	(44)
Net amount recognized	$(1,021)	$(911)	$7	$(2)

Notes to Consolidated Financial Statements — (Continued)
Becton, Dickinson and Company

Foreign pension plan assets at fair value included in the preceding table were $575 million and $574 million at September 30, 2015 and 2014, respectively. The foreign pension plan projected benefit obligations were $780 million and $765 million at September 30, 2015 and 2014, respectively. The benefit obligations assumed and plan assets acquired relate to the Company's acquisition of CareFusion. Additional disclosures regarding this acquisition are provided in Note 9.

Pension plans with accumulated benefit obligations in excess of plan assets and plans with projected benefit obligations in excess of plan assets consist of the following at September 30:

	Accumulated Benefit Obligation Exceeds the Fair Value of Plan Assets		Projected Benefit Obligation Exceeds the Fair Value of Plan Assets
(Millions of dollars)	2015	2014	2015	2014
Projected benefit obligation	$2,339	$2,267	$2,394	$2,324
Accumulated benefit obligation	$2,265	$2,186
Fair value of plan assets	$1,650	$1,738	$1,693	$1,784
The estimated net actuarial loss and prior service credit for pension benefits that will be amortized from Accumulated other comprehensive income (loss) into net pension costs over the next fiscal year are expected to be $(79) million and $15 million, respectively. The estimated net actuarial loss and prior service credit for other postretirement benefits that will be amortized from Accumulated other comprehensive income (loss) into net other postretirement costs over the next fiscal year are expected to be $(2) million and $5 million, respectively.
The weighted average assumptions used in determining pension plan information were as follows:

	2015	2014	2013
Net Cost
Discount rate:
U.S. plans (A)	4.15%	4.95%	3.90%
Foreign plans	3.14	3.87	3.94
Expected return on plan assets:
U.S. plans	7.50	7.75	7.75
Foreign plans	5.45	5.68	5.68
Rate of compensation increase:
U.S. plans (A)	4.25	4.25	4.25
Foreign plans	2.49	2.46	3.28
Benefit Obligation
Discount rate:
U.S. plans (B)	4.15	4.15	4.95
Foreign plans	2.84	3.14	3.87
Rate of compensation increase:
U.S. plans (A)	4.25	4.25	4.25
Foreign plans	2.33	2.49	2.46

(A)	Also used to determine other postretirement and postemployment benefit plan information.

(B)
The discount rates used to determine other postretirement benefit plan information in fiscal years 2015, 2014 and 2013 were 3.95%, 3.85% and 4.40%, respectively. The discount rates used to determine postemployment benefit plan information in fiscal years 2015, 2014 and 2013 were 3.75%, 3.75% and 4.00%, respectively.

Effective September 30, 2015, the approach used to calculate the service and interest components of net periodic benefit cost for benefit plans in the United States was changed to provide a more precise measurement of service and interest costs.  Historically, the Company calculated these service and interest components utilizing a single weighted-average discount rate derived from the yield curve used to measure the benefit obligation at the beginning of the period.  Going forward, the Company has elected to utilize an approach that discounts the individual expected cash flows using the applicable spot rates derived from the yield curve over the projected cash flow period.   For the U.S. benefit plans, the spot rates used to determine service and interest costs ranged from 0.56% to 4.87%.  Based on current economic conditions, the Company estimates that the

Notes to Consolidated Financial Statements — (Continued)
Becton, Dickinson and Company

service cost and interest cost for these U.S. benefit plans will be reduced by approximately $18 million in 2016.   The financial impact to plans outside the United States was not material.  The Company has accounted for this change as a change in accounting estimate that is inseparable from a change in accounting principle and accordingly has accounted for it prospectively.
At September 30, 2015 the assumed healthcare trend rates were 6.8%, gradually decreasing to an ultimate rate of 4.0% beginning in 2024. At September 30, 2014 the assumed healthcare trend rates were 7.0% pre and post age 65, gradually decreasing to an ultimate rate of 5.0% beginning in 2024. A one percentage point increase in assumed healthcare cost trend rates in each year would not materially impact the accumulated postretirement benefit obligation as of September 30, 2015 or the aggregate of the service cost and interest cost components of 2015 annual expense. Similarly, a one percentage point decrease in the assumed healthcare cost trend rates in each year would not materially impact the accumulated postretirement benefit obligation as of September 30, 2015 or the aggregate of the 2015 service cost and interest cost.
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
Expected Funding
The Company’s funding policy for its defined benefit pension plans is to contribute amounts sufficient to meet legal funding requirements, plus any additional amounts that may be appropriate considering the funded status of the plans, tax consequences, the cash flow generated by the Company and other factors. The Company does not anticipate any significant required contributions to its pension plans in 2016.
Expected benefit payments are as follows:

(Millions of dollars)	Pension Plans	Other Postretirement Benefits
2016	$163	$15
2017	164	15
2018	164	15
2019	177	15
2020	175	15
2021-2025	870	67
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
U.S. Plans
The Company’s U.S. pension plans comprise 67% of total benefit plan investments, based on September 30, 2015 market values and have a target asset mix of 35% fixed income, 34% diversifying investments and 31% equities. This mix was established based on an analysis of projected benefit payments and estimates of long-term returns, volatilities and correlations for various asset classes. The asset allocations to diversifying investments include high-yield bonds, hedge funds, real estate, infrastructure, commodities, leveraged loans and emerging markets bonds.

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

Notes to Consolidated Financial Statements — (Continued)
Becton, Dickinson and Company

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
The following table provides the fair value measurements of U.S. plan assets, as well as the measurement techniques and inputs utilized to measure fair value of these assets, at September 30, 2015 and 2014. The categorization of fund investments is based upon the categorization of these funds’ underlying assets.

(Millions of dollars)	Total U.S. Plan Asset Balances at September 30, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Fixed Income:
Mortgage and asset-backed securities	$192	$—	$192	$—
Corporate bonds	240	100	139	—
Government and agency-U.S.	78	53	24	—
Government and agency-Foreign	95	46	49	—
Equity securities	335	75	260	—
Cash and cash equivalents	96	96	—	—
Other	123	30	91	2
Fair value of plan assets	$1,157	$401	$755	$2

(Millions of dollars)	Total U.S. Plan Asset Balances at September 30, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Fixed Income:
Mortgage and asset-backed securities	$150	$—	$150	$—
Corporate bonds	213	105	108	—
Government and agency-U.S.	153	124	29	—
Government and agency-Foreign	126	74	51	—
Equity securities	393	56	337	—
Cash and cash equivalents	26	26	—	—
Other	193	96	93	4
Fair value of plan assets	$1,255	$483	$768	$4

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
Equity Securities

Notes to Consolidated Financial Statements — (Continued)
Becton, Dickinson and Company

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

The following table summarizes the changes, for the years ended September 30, 2015 and 2014, in the fair value of U.S. pension assets measured using Level 3 inputs:

(Millions of dollars)	Other (Hedge Funds)
Balance at September 30, 2013	$12
Actual return on plan assets:
Relating to assets held at September 30, 2013	1
Purchases, sales and settlements, net	4
Transfers (out) in from other categories	(13)
Exchange rate changes	—
Balance at September 30, 2014	$4
Actual return on plan assets:
Relating to assets held at September 30, 2014	—
Purchases, sales and settlements, net	1
Transfers (out) in from other categories	(3)
Exchange rate changes	—
Balance at September 30, 2015	$2
Foreign Plans
Foreign plan assets comprise 33% of the Company’s total benefit plan assets, based on market value at September 30, 2015. Such plans have local independent fiduciary committees, with responsibility for development and oversight of investment policy, including asset allocation decisions. In making such decisions, consideration is given to local regulations, investment practices and funding rules.

Notes to Consolidated Financial Statements — (Continued)
Becton, Dickinson and Company

The following table provides the fair value measurements of foreign plan assets, as well as the measurement techniques and inputs utilized to measure fair value of these assets, at September 30, 2015 and 2014.

(Millions of dollars)	Total Foreign Plan Asset Balances at September 30, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Fixed Income:
Corporate bonds	$33	$3	$30	$—
Government and agency-U.S.	1	1	—	—
Government and agency-Foreign	101	65	36	—
Other fixed income	48	46	2	—
Equity securities	206	187	19	—
Cash and cash equivalents	8	8	—	—
Real estate	13	—	13	—
Insurance contracts	90	—	—	90
Other	74	53	21	—
Fair value of plan assets	$575	$364	$121	$90

(Millions of dollars)	Total Foreign Plan Asset Balances at September 30, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Fixed Income:
Corporate bonds	$35	$—	$35	$—
Government and agency-U.S.	3	3	—	—
Government and agency-Foreign	100	59	41	—
Other fixed income	47	46	1	—
Equity securities	237	221	17	—
Cash and cash equivalents	15	15	—	—
Real estate	10	—	10	—
Insurance contracts	78	—	—	78
Other	47	12	35	—
Fair value of plan assets	$574	$357	$138	$78

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

Notes to Consolidated Financial Statements — (Continued)
Becton, Dickinson and Company

investment value or cost, adjusted for any accumulated earnings or losses. The values of insurance contracts approximately represent cash surrender value. Other investments include fund investments for which values are based upon either quoted market prices or market observable sources.
The following table summarizes the changes, for the years ended September 30, 2015 and 2014, in the fair value of foreign pension assets measured using Level 3 inputs:

(Millions of dollars)	Real Estate	Insurance Contracts	Total Assets
Balance at September 30, 2013	$1	$81	$83
Actual return on plan assets:
Relating to assets held at September 30, 2013	—	1	1
Purchases, sales and settlements, net	—	3	3
Transfers (out) in from other categories	(1)	(2)	(3)
Exchange rate changes	—	(6)	(6)
Balance at September 30, 2014	$—	$78	$78
Actual return on plan assets:
Relating to assets held at September 30, 2014	—	4	4
Purchases, sales and settlements, net	—	16	16
Transfers in from other categories	—	1	1
Exchange rate changes	—	(9)	(9)
Balance at September 30, 2015	$—	$90	$90
Postemployment Benefits
The Company utilizes a service-based approach in accounting for most of its postemployment benefits. Under this approach, the costs of benefits are recognized over the eligible employees’ service period. The Company has elected to delay recognition of actuarial gains and losses that result from changes in assumptions.
Postemployment benefit costs for the years ended September 30 included the following components:

(Millions of dollars)	2015	2014	2013
Service cost	$18	$20	$22
Interest cost	6	7	6
Amortization of prior service credit	(2)	(2)	(2)
Amortization of loss	18	21	21
Net postemployment benefit cost	$42	$47	$47
The changes in benefit obligation for these postemployment benefits were as follows:

	Postemployment benefits
(Millions of dollars)	2015	2014
Change in benefit obligation:
Beginning obligation	$184	$186
Service cost	18	20
Interest cost	6	7
Benefits paid	(25)	(30)
Actuarial (gain) loss	(22)	1
Benefit obligation at September 30	$163	$184
The postemployment benefit plan obligations as of September 30, 2015 and 2014 were unfunded. The amounts recognized in Accumulated other comprehensive income (loss) before income taxes for the net actuarial loss were $107 million and $145 million at September 30, 2015 and 2014, respectively. The estimated net actuarial loss that will be amortized from the Accumulated other comprehensive income (loss) into postemployment benefit cost over the next fiscal year is $13 million.
During the fourth quarter of fiscal year 2014, the Company recognized a $36 million charge associated with unusually broad and significant workforce reduction actions that were not contemplated when the postemployment benefit plan obligation

Notes to Consolidated Financial Statements — (Continued)
Becton, Dickinson and Company

was measured on September 30, 2013. As of September 30, 2015, the Company’s remaining liability relating to these workforce reductions, reflecting payments, foreign exchange and a change in estimate which decreased the liability by $5 million, was $4 million. During fiscal year 2015, the Company recognized charges of $126 million for employee termination costs substantially in connection with its acquisition of CareFusion. Additional disclosures regarding the CareFusion acquisition are provided in Note 9 and additional disclosures regarding the Company’s restructuring activities that relate to this acquisition are provided in Note 11.

Savings Incentive Plan
The Company has voluntary defined contribution plans covering eligible employees in the United States which provide for a Company match. The cost of these plans was $54 million in 2015, $39 million in 2014 and $36 million in 2013. The fiscal year 2015 increase in the cost associated with these plans is attributable to the Company's acquisition of CareFusion. The Company guarantees employees' contributions to the fixed income fund of one of these plans, which typically consists of high quality bonds, including U.S. government securities, corporate bonds, mortgage-backed and asset-backed securities and cash equivalents. The amount guaranteed was $235 million at September 30, 2015.
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

(Millions of dollars)
Total CareFusion shares outstanding	205.3
Conversion factor	0.0777
Number of the Company’s shares issued	15.9
Closing price of the Company’s stock on March 16, 2015	$142.29
Fair value of the Company’s issued shares	$2,269
Additional disclosures regarding the financing arrangements the Company entered into to fund the cash portion of the consideration transferred relative to this acquisition are provided in Note 15.

Notes to Consolidated Financial Statements — (Continued)
Becton, Dickinson and Company

Allocation of Consideration Transferred to Net Assets Acquired
The acquisition was accounted for under the acquisition method of accounting for business combinations. The allocations of the purchase price below represent the estimated fair values of assets acquired and liabilities assumed, based upon the information available as of September 30, 2015. These estimates could be adjusted if further information regarding events or circumstances which existed at the acquisition date becomes available by March 2016. Such adjustments may be significant.
All of the assets acquired and liabilities assumed in this acquisition have been allocated to the Company’s Medical segment.

(Millions of dollars)
Cash and equivalents	$1,903
Trade receivables, net	530
Inventories	813
Net investment in sales-type leases	1,208
Property, plant and equipment	499
Customer relationships	3,360
Developed technology	2,510
Trademarks	380
Other intangible assets	185
Other assets	321
Total identifiable assets acquired	11,709

Long-term debt	(2,181)
Deferred tax liabilities	(2,034)
Other liabilities	(1,299)
Total liabilities assumed	(5,514)

Net identifiable assets acquired	6,195

Goodwill	6,343

Net assets acquired	$12,538
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
Financing, Transaction, Integration and Restructuring Costs
During the year ended September 30, 2015, the Company incurred financing, transaction, integration and restructuring costs which substantially related to the CareFusion acquisition. The financing costs totaled $107 million for the year ended September 30, 2015 and were recorded as Interest expense. Transaction costs of $59 million for the year ended September 30, 2015 were recorded as Acquisition-related costs, and consisted of legal, advisory and other costs.
Acquisition-related costs also included $95 million and $271 million of integration and restructuring costs, respectively, for the year ended September 30, 2015. See Note 11 for further discussion of restructuring activity relating to this acquisition. The Company is in the process of executing its integration plans to combine businesses, sales organizations, systems and locations and, as a result, the Company is expected to continue to incur fairly substantial integration costs through to fiscal year 2016.
Unaudited Pro Forma Information
The acquisition was accounted for under the acquisition method of accounting for business combinations. The operating activities from the acquisition date through March 31, 2015 were not material to the Company’s consolidated results of operations. As such, CareFusion’s operating results were included in the Company’s consolidated results of operations beginning on April 1, 2015. Revenues and Operating Income for the year ended September 30, 2015 include revenues and operating loss attributable to CareFusion of $2 billion and $242 million, respectively.

Notes to Consolidated Financial Statements — (Continued)
Becton, Dickinson and Company

The following table provides the pro forma results for the years ended September 30, 2015 and 2014 as if CareFusion had been acquired as of October 1, 2013.

(Millions of dollars, except per share data)
	2015	2014

Revenues	$12,368	$12,288

Net Income	$1,276	$1,191

Diluted Earnings per Share	$5.92	$5.55
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
Other Transactions
During the first quarter of fiscal year 2015, the Company acquired GenCell Biosystems (“GenCell”), a privately-held Irish biotechnology company that has developed proprietary technologies that address key biological analysis protocols including library preparation of Next Generation Sequencing and genotyping applications. During the second quarter of fiscal year 2015, the Company acquired CRISI, a San Diego-based medical technology company dedicated to improving the safety and delivery of IV injectable medications. During the third quarter of fiscal year 2015, the Company acquired the ARX group of companies (“ARX”), a leading pharmacy automation distributor in Western Europe. During the fourth quarter of fiscal year 2015, the Company acquired Cellular Research, Inc. (“Cellular Research”), a biotechnology research and development company that has developed advanced tools for massively parallel single cell genetic analysis based on their proprietary Molecular IndexingTM technology to enable gene expression profiles from single cells.
During the second quarter of fiscal year 2014, the Company acquired Alverix, Inc. ("Alverix"), a privately-held diagnostic instrument company known for its optoelectronics expertise. During the first quarter of fiscal year 2013, the Company acquired Safety Syringes, Inc., a privately held California-based company that specializes in the development of anti-needlestick devices for prefilled syringes. During the second quarter of fiscal year 2013, the Company acquired Cato Software Solutions, a privately held Austria-based manufacturer of cato® and chemocato® software, a suite of comprehensive medication safety solutions for pharmacy intravenous medication preparation, physician therapy planning and nurse bedside documentation.

Note 10 — Divestiture
On October 31, 2012, the Company completed the sale of its Life Sciences—Discovery Labware unit, excluding its Advanced Bioprocessing platform. Gross cash proceeds from the sale were approximately $740 million, subject to post-closing adjustments. Total gross proceeds included a payment of approximately $16 million received in the third quarter of fiscal year 2013 as reimbursement of additional tax costs incurred by the Company as a result of the buyer’s treatment of the acquisition as an asset purchase for federal tax purposes. The Company recognized a pre-tax gain on sale from this divestiture of $577

Notes to Consolidated Financial Statements — (Continued)
Becton, Dickinson and Company

million. The after-tax gain recognized from this divestiture was $355 million. As a result of this divestiture, the Company derecognized $17 million of goodwill, allocated based upon the relative fair values of the disposed assets.
The Company agreed to perform some contract manufacturing and other transition services for a defined period after the sale; however, the Company did not have the ability to exert significant influence over the Discovery Labware disposal group after the sale, and cash flows associated with these activities were not material. The net cash flows from these activities are reported in the Consolidated Statements of Income as Other income (expense), net.
The results of operations associated with the Discovery Labware disposal group are reported as discontinued operations for all periods presented in the accompanying Consolidated Statements of Income and Cash Flows and related disclosures.
Results of discontinued operations were as follows:

(Millions of dollars)	2015	2014	2013
Revenues	$—	$—	$20
Income from discontinued operations before income taxes	—	—	586
Less income tax provision	—	—	222
Income from discontinued operations, net	$—	$—	$364
Note 11 — Business Restructuring Charges

In connection with the CareFusion acquisition, the Company incurred restructuring costs throughout fiscal year 2015, which were recorded as Acquisition-related costs. Restructuring accrual activity in 2015 was as follows:

(Millions of dollars)	Employee Termination	Share-Based Compensation	Other (A)	Total
Balance at September 30, 2014	$—	$—	$—	$—
Assumed liability	19	—	—	19
Charged to expense	126	44	102	271
Cash payments	(74)	—	(20)	(94)
Non-cash settlements	—	(44)	—	(44)
Other adjustments	(9)	—	(81)	(91)
Balance at September 30, 2015	$62	$—	$—	$62

(A)
Amounts primarily relate to impairment charges for assets held for sale, primarily assets that will be sold as a result of an information technology infrastructure outsourcing project the Company will initiate in fiscal year 2016. Additional disclosures regarding these asset impairment charges are provided in Note 14.

Additional disclosures regarding these restructuring activities and the related costs are provided in Notes 7, 8 and 9.

Note 12 — Intangible Assets
Intangible assets at September 30 consisted of:

	2015		2014
(Millions of dollars)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets
Customer relationships	$3,370	$120	$10	$2
Developed technology	3,487	510	893	379
Product rights	128	35	148	31
Trademarks	405	26	27	19
Patents and other	333	212	232	163
Amortized intangible assets	$7,723	$903	$1,308	$594

Unamortized intangible assets
Acquired in-process research and development	$203		$44
Trademarks	2		2
Unamortized intangible assets	$205		$46
Additional information regarding the increases to the intangible asset classes detailed above as a result of the CareFusion acquisition is provided in Note 9. The increase to developed technology assets additionally included $49 million of assets recognized upon the Company’s acquisition of CRISI in the second quarter of fiscal year 2015 as well as $42 million recognized upon the Company's acquisition of Cellular Research in the fourth quarter of fiscal year 2015. The increase in acquired in-process research and development project assets additionally included $81 million of assets recognized upon the Company’s acquisition of GenCell in the first quarter of fiscal year 2015 and $19 million of assets recognized upon the acquisition of Cellular Research. These increases were partially offset by the reclassification to Developed Technology, Net of $42 million, in the fourth quarter of fiscal year 2015, due to the Company's completion of project assets recognized upon its second quarter fiscal year 2011 acquisition of Accuri Cytometers, Inc.
Intangible amortization expense was $346 million, $84 million and $83 million in 2015, 2014 and 2013, respectively. The estimated aggregate amortization expense for the fiscal years ending September 30, 2016 to 2020 are as follows: 2016 — $558 million; 2017 — $535 million; 2018 — $523 million; 2019 — $519 million; 2020 — $518 million.
The following is a reconciliation of goodwill by business segment:

(Millions of dollars)	Medical		Life Sciences		Total
Goodwill as of September 30, 2013	$511		$598		$1,109
Acquisitions	—		13	(A)	13
Currency translation/other (B)	(29)		(3)		(32)
Goodwill as of September 30, 2014	$482		$608		$1,090
Acquisitions	6,585	(C)	130	(D)	6,716
Currency translation/other (B)	(261)		(8)		(269)
Goodwill as of September 30, 2015	$6,807		$730		$7,537

(A)	Represents goodwill recognized upon the Company’s acquisition of Alverix in the second quarter of fiscal year 2014.

(B)	Includes amounts resulting from foreign currency translation as well as acquisition accounting adjustments.

(C)
Primarily represents goodwill recognized upon the Company’s acquisition of CareFusion in the second quarter of fiscal year 2015. Additional disclosures regarding the CareFusion acquisition are provided in Note 9. Also includes $22 million of goodwill associated with individually immaterial acquisitions, including the CRISI and ARX acquisitions in the second and third quarters of fiscal year 2015, respectively.

(D)	Represents goodwill recognized upon the Company’s acquisitions of GenCell and Cellular Research in the first and fourth quarters of fiscal year 2015, respectively.

Notes to Consolidated Financial Statements — (Continued)
Becton, Dickinson and Company

Note 13 — Derivative Instruments and Hedging Activities
The Company uses derivative instruments to mitigate certain exposures. The effects these derivative instruments and hedged items have on financial position, financial performance, and cash flows are provided below.
Foreign Currency Risks and Related Strategies
The Company has foreign currency exposures throughout Europe, Greater Asia, Canada and Latin America. Transactional currency exposures that arise from entering into transactions, generally on an intercompany basis, in non-hyperinflationary countries that are denominated in currencies other than the functional currency are mitigated primarily through the use of forward contracts and currency options. Hedges of the transactional foreign exchange exposures resulting primarily from intercompany payables and receivables are undesignated hedges. As such, the gains or losses on these instruments are recognized immediately in income. The offset of these gains or losses against the gains and losses on the underlying hedged items, as well as the hedging costs associated with the derivative instruments, is recognized in Other income (expense), net.
The total notional amounts of the Company’s outstanding foreign exchange contracts as of September 30, 2015 and 2014 were $2.2 billion and $1.8 billion, respectively.
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
Changes in the fair value of the interest rate swaps designated as cash flow hedges (i.e., hedging the exposure to variability in expected future cash flows that is attributable to a particular risk) are offset by amounts recorded in Other comprehensive income (loss). If interest rate derivatives designated as cash flow hedges are terminated, the balance in Accumulated other comprehensive income (loss) attributable to those derivatives is reclassified into earnings over the remaining life of the hedged debt. The net realized loss related to terminated interest rate swaps expected to be reclassified and recorded in Interest expense within the next 12 months is $6 million, net of tax. The Company had no outstanding interest rate swaps designated as cash flow hedges as of September 30, 2015 and 2014.
The total notional amount of the Company’s outstanding interest rate swaps designated as fair value hedges was $375 million at September 30, 2015 and 2014. The outstanding swaps represent fixed-to-floating interest rate swap agreements the Company entered into, in March and September 2014, to convert the interest payments on $375 million of the Company’s 3.125% notes, due November 8, 2021, from the fixed rate to a floating interest rate based on LIBOR. Changes in the fair value of the interest rate swaps offset changes in the fair value of the fixed rate debt. The gain recorded on these fair value hedges and the offsetting loss recorded on the underlying debt instrument was $19 million and $3 million at September 30, 2015 and 2014, respectively.
Other Risk Exposures
The Company purchases resins, which are oil-based components used in the manufacture of certain products. Significant increases in world oil prices that lead to increases in resin purchase costs could impact future operating results. From time to time, the Company has managed price risks associated with these commodity purchases through commodity derivative forward contracts. In April 2015, the Company entered into cash-settled forward contracts to hedge approximately 13% of its expected global resin purchase volumes throughout fiscal years 2015 and 2016. These contracts were designated as cash flow hedges and the total notional amount of these contracts at September 30, 2015 was 49 million pounds ($25 million). The Company had no outstanding commodity derivative contracts designated as cash flow hedges as of September 30, 2014.
Effects on Consolidated Balance Sheets
The location and amounts of derivative instrument fair values in the consolidated balance sheet are segregated below between designated, qualifying hedging instruments and ones that are not designated for hedge accounting.

Notes to Consolidated Financial Statements — (Continued)
Becton, Dickinson and Company

(Millions of dollars)	September 30, 2015	September 30, 2014
Asset derivatives-designated for hedge accounting
Interest rate swaps	$19	$3
Asset derivatives-undesignated for hedge accounting
Forward exchange contracts	$13	$20
Total asset derivatives (A)	$32	$23

Liability derivatives-designated for hedge accounting
Commodity forward contracts	$10	$—
Liability derivatives-undesignated for hedge accounting
Forward exchange contracts	$21	$14
Total liability derivatives (B)	$30	$14

(A)	All asset derivatives are included in Prepaid expenses, deferred taxes and other.

(B)	All liability derivatives are included in Accrued expenses.

Effects on Consolidated Statements of Income
Cash flow hedges
After-tax losses of $16 million were recognized in Other comprehensive income (loss) in 2015. These losses included a $7 million loss relating to the commodity forward contracts entered into in April 2015 to hedge the risk associated with resin purchases. These losses also included $8 million attributable to interest rate swaps with a total notional amount of $2.3 billion that were entered into during the first quarter of fiscal year 2015 to partially hedge interest rate risk associated with the anticipated issuance of senior unsecured notes in connection with the Company’s acquisition of CareFusion. These swaps were designated as hedges of the variability in interest payments attributable to changes in the benchmark interest rate during the period preceding the Company’s issuance of the notes. The swaps were terminated at losses, concurrent with the pricing of notes issued in December 2014, and the realized losses will be amortized over the lives of the notes with an offset to Interest expense. Additional disclosures regarding amounts recognized in the consolidated statements of income in fiscal years 2015, 2014 and 2013 relating to cash flow hedges are provided in Note 3. Additional disclosures regarding the acquisition of CareFusion are provided in Note 9 and additional disclosures regarding the Company’s debt issuance during the first quarter of fiscal year 2015 are provided in Note 15.
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
Undesignated hedges
The location and amount of gains and losses recognized in income on derivatives not designated for hedge accounting for the years ended September 30 were as follows:

Derivatives Not Designated as For Hedge Accounting	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivative (Millions of dollars)
		2015	2014	2013
Forward exchange contracts (A)	Other income (expense), net	$(49)	$(3)	$(1)

(A)
The gains and losses on forward contracts and currency options utilized to hedge the intercompany transactional foreign exchange exposures are largely offset by gains and losses on the underlying hedged items in Other income (expense), net.

Notes to Consolidated Financial Statements — (Continued)
Becton, Dickinson and Company

Note 14 — Financial Instruments and Fair Value Measurements
Recurring Fair Value Measurements
The fair values of financial instruments, including those not recognized on the statement of financial position at fair value, carried at September 30, 2015 and 2014 are classified in accordance with the fair value hierarchy in the following tables:

		Basis of Fair Value Measurement
(Millions of dollars)	September 30, 2015 Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Institutional money market investments	$147	$147	$—	$—
Interest rate swaps	19	—	19	—
Forward exchange contracts	13	—	13	—
Total Assets	$179	$147	$32	$—
Liabilities
Forward exchange contracts	$21	$—	$21	$—
Commodity forward contracts	10	—	10	—
Contingent consideration liabilities	77	—	—	77
Total Liabilities	$108	$—	$30	$77

		Basis of Fair Value Measurement
(Millions of dollars)	September 30, 2014 Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Institutional money market investments	$1,040	$1,040	$—	$—
Interest rate swaps	3	—	3	—
Forward exchange contracts	20	—	20	—
Total Assets	$1,063	$1,040	$23	$—
Liabilities
Forward exchange contracts	$14	$—	$14	$—
Contingent consideration liabilities	14	—	—	14
Total Liabilities	$29	$—	$14	$14
The Company’s institutional money market accounts permit daily redemption and the fair values of these investments are based upon the quoted prices in active markets provided by the holding financial institutions. The Company’s remaining cash equivalents were $1.277 billion and $821 million at September 30, 2015 and 2014, respectively. Short-term investments are held to their maturities and are carried at cost, which approximates fair value. The cash equivalents consist of liquid investments with a maturity of three months or less and the short-term investments consist of instruments with maturities greater than three months and less than one year.
The Company measures the fair value of forward exchange contracts and interest rate swaps based upon the present value of expected future cash flows using market-based observable inputs including credit risk, interest rate yield curves, foreign currency spot prices and forward prices.
Long-term debt is recorded at amortized cost. The fair value of long-term debt is measured based upon quoted prices in active markets for similar instruments, which are considered Level 2 inputs in the fair value hierarchy. The fair value of long-term debt was $11.6 billion and $4.1 billion at September 30, 2015 and 2014, respectively. During the third quarter of fiscal

Notes to Consolidated Financial Statements — (Continued)
Becton, Dickinson and Company

year 2015, the Company reclassified $750 million of floating rates due on June 15, 2016 from Long-Term Debt to Short-term debt. The fair value of these notes was $750 million at September 30, 2015.
The contingent consideration liabilities were recognized as part of the consideration transferred by the Company for certain acquisitions. Additional disclosures regarding these acquisitions are included in Note 9. The fair values of the contingent consideration liabilities were estimated using probability-weighted discounted cash flow models that were based upon the probabilities assigned to the contingent events. The estimated fair values of the contingent consideration liabilities are remeasured at each reporting period based upon increases or decreases in the probability of the contingent payments. The increase to the total contingent consideration liability in fiscal year 2015 was mostly attributable to the recognition of contingent consideration liabilities of $36 million and $28 million in connection with the Company’s acquisitions of GenCell and Cellular Research in the first and fourth quarters, respectively.
The Company’s policy is to recognize any transfers into fair value measurement hierarchy levels and transfers out of levels at the beginning of each reporting period. There were no transfers in and out of Level 1, Level 2 or Level 3 measurements for the years ending September 30, 2015 and 2014.
Nonrecurring Fair Value Measurements
In the fourth quarter of fiscal year 2015, the Company recorded impairment charges of $72 million to Acquisition-related costs relating to assets held for sale. These asset impairment charges were recorded to adjust the carrying amounts of the assets held for sale to an estimate of the assets' fair values, less the estimated costs to sell these assets. The fair values of these assets were estimated, based upon a market participant's perspective, using a market approach and Level 2 inputs, including quoted prices for similar assets. The remaining carrying amounts of the assets held for sale are immaterial to the Company's consolidated balance sheet. Additional disclosures regarding these asset impairment charges are provided in Note 11.
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
The Company continually evaluates its accounts receivables for potential collection risks particularly those resulting from sales to government-owned or government-supported healthcare facilities in certain countries as payment may be dependent upon the financial stability and creditworthiness of those countries’ national economies. The Company continually evaluates all governmental receivables for potential collection risks associated with the availability of government funding and reimbursement practices. The Company believes the current reserves related to all governmental receivables are adequate and that this concentration of credit risk will not have a material adverse impact on its financial position or liquidity.

Note 15 — Debt
Short-term debt at September 30 consisted of:

(Millions of dollars)	2015	2014
Loans Payable
Domestic	$700	$200
Foreign	—	3
Current portion of long-term debt	752	—
	$1,452	$203
The weighted average interest rates for short-term debt were 0.64% and 0.40% at September 30, 2015 and 2014, respectively. Domestic loans payable consist of a commercial paper program the Company entered into in January 2015, in anticipation of the closing of the CareFusion acquisition, which is further discussed in Note 9. Under the program, the Company may issue up to $1 billion in short-term, unsecured commercial paper notes. A former commercial paper program which had been in place to meet short-term financing needs was terminated in February 2015 and the outstanding borrowings of

Notes to Consolidated Financial Statements — (Continued)
Becton, Dickinson and Company

$200 million under the former program were rolled into the new commercial paper program. Borrowings of $700 million were outstanding under the current commercial paper program at September 30, 2015, of which $500 million was used to finance the Company’s acquisition of CareFusion and to pay related fees and expenses. Foreign loans payable consisted of short-term borrowings from financial institutions. The current portion of long-term debt includes $750 million of floating rates notes due on June 15, 2016. These floating rate notes, as well as additional senior unsecured notes, were issued in December 2014 as part of the Company's plan for financing the cash requirements relative to the CareFusion acquisition. The total aggregate principal amount of senior unsecured notes issued in December 2014 was $6.2 billion.
Also in December 2014, the Company entered into a 364-day term loan agreement that provided for a $1 billion term loan facility, the proceeds under which could only be used to pay the cash consideration due pursuant to the CareFusion acquisition agreement, as well as to pay financing fees, other related fees and other expenses associated with the CareFusion acquisition. At September 30, 2015, the term loan was fully repaid with no borrowings outstanding, reflecting principal payments of $650 million, $250 million and $100 million made in April, July and September 2015, respectively.
Concurrent with the execution of the agreement to acquire CareFusion, the Company secured $9.1 billion of fully committed bridge financing to ensure its ability to fund the cash portion of consideration due under the agreement, as well as to pay fees and expenses related to the acquisition. This bridge credit agreement was terminated upon the closing of the CareFusion acquisition in March 2015.
The Company has available a $1 billion syndicated credit facility. This credit facility, under which there were no borrowings outstanding at September 30, 2015, provides backup support for its commercial paper program and can also be used for other general corporate purposes. It includes a provision that enables the Company, subject to additional commitments made by the lenders, to access up to an additional $500 million in financing through the facility, for a maximum aggregate commitment of $1.5 billion. During the third quarter of fiscal year 2014, the Company extended the expiration date of this credit facility to May 2018 from the original expiration date of May 2017. The credit facility includes a single financial covenant that requires the Company to maintain an interest expense coverage ratio (ratio of earnings before income taxes, depreciation and amortization to interest expense) of not less than 5-to-1 for the most recent four consecutive fiscal quarters. The Company was in compliance with this covenant as of September 30, 2015. In addition, the Company has informal lines of credit outside of the United States.
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

	Aggregate Principal Amount	Percentage of Total Outstanding Principal Amount of such Series of Existing Notes
Interest Rate and Maturity	(Millions of dollars)
1.450% Notes due May 15, 2017	$293	97.64%
6.375% Notes due August 1, 2019	665	95.00%
3.300% Notes due March 1, 2023	294	97.95%
3.875% Notes due May 15, 2024	397	99.37%
4.875% Notes due May 15, 2044	300	99.96%
Total senior notes issued under exchange transaction	$1,949

This exchange transaction was accounted for as a modification of the original debt instruments. As such, no gain or loss was recognized in the Company’s consolidated results of operations as a result of this exchange transaction. Following the exchange of the notes, the aggregate principal amount of CareFusion notes that remain outstanding across the five series is $51 million.

Notes to Consolidated Financial Statements — (Continued)
Becton, Dickinson and Company

Long-Term Debt at September 30 consisted of:

(Millions of dollars)	2015		2014
1.750% Notes due November 8, 2016	$499		$499
1.450% Notes due May 15, 2017	300	(A)	—
1.800% Notes due December 15, 2017	1,246	(B)	—
4.900% Notes due April 15, 2018	202		202
5.000% Notes due May 15, 2019	497		497
6.375% Notes due August 1, 2019	802	(A)	—
2.675% Notes due December 15, 2019	1,244	(B)	—
3.250% Notes due November 12, 2020	697		697
3.125% Notes due November 8, 2021	1,013		997
3.300% Notes due March 1, 2023	305	(A)	—
3.875% Notes due May 15, 2024	419	(A)	—
3.734% Notes due December 15, 2024	1,739	(B)	—
7.000% Debentures due August 1, 2027	168		168
6.700% Debentures due August 1, 2028	167		167
6.000% Notes due May 15, 2039	246		246
5.000% Notes due November 12, 2040	296		296
4.875% Notes due May 15, 2044	334	(A)	—
4.685% Notes due December 15, 2044	1,190	(B)	—
Other long-term debt	5		$—
	$11,370		$3,768

(A)	Represents senior unsecured notes issued in the April 2015 exchange of all validly tendered and accepted CareFusion notes for notes issued by the Company, as further discussed above.

(B)	Represents senior unsecured notes issued in December 2014 in connection with the CareFusion acquisition, as further discussed above.
The aggregate annual maturities of long-term debt during the fiscal years ending September 30, 2016 to 2020 are as follows: 2016 — $750; 2017 — $800; 2018 — $1.45 billion; 2019 — $1.2 billion; 2020 — $1.25 billion.
The Company capitalizes interest costs as a component of the cost of construction in progress. A summary of interest costs and payments for the years ended September 30 is as follows:

(Millions of dollars)	2015	2014	2013
Charged to operations	$371	$135	$138
Capitalized	30	32	33
Total interest costs	$401	$167	$171
Interest paid, net of amounts capitalized	$313	$135	$143

The amounts of interest charged to operations and interest paid include $107 million of financing costs associated with the CareFusion acquisition, including interest on the senior unsecured notes issued in December 2014 and commitment fees for the bridge loan facility entered into concurrently with the execution of the agreement to acquire CareFusion. Additional information regarding these costs is provided in Note 9.

Notes to Consolidated Financial Statements — (Continued)
Becton, Dickinson and Company

Note 16 — Income Taxes
The provision for income taxes from continuing operations for the years ended September 30 consisted of:

(Millions of dollars)	2015	2014	2013
Current:
Federal	$50	$225	$177
State and local, including Puerto Rico	15	(11)	(4)
Foreign	252	217	179
	$318	$431	$352
Deferred:
Domestic	$(238)	$(59)	$(119)
Foreign	(37)	(35)	3
	(274)	(94)	(116)
	$44	$337	$236
The components of Income From Continuing Operations Before Income Taxes for the years ended September 30 consisted of:

(Millions of dollars)	2015	2014	2013
Domestic, including Puerto Rico	$(408)	$532	$288
Foreign	1,147	990	877
	$739	$1,522	$1,165
Deferred tax assets and liabilities are netted on the balance sheet by separate tax jurisdictions. At September 30, 2015 and 2014, net current deferred tax assets of $387 million and $355 million, respectively, were included in Prepaid expenses, deferred taxes and other. Net non-current deferred tax assets of $142 million and $100 million, respectively, were included in Other Assets. Net current deferred tax liabilities of $5 million and $10 million, respectively, were included in Current Liabilities — Income taxes. Net non-current deferred tax liabilities of $1.951 billion and $130 million, respectively, were included in Deferred Income Taxes and Other. Deferred taxes are not provided on undistributed earnings of foreign subsidiaries that are indefinitely reinvested. At September 30, 2015, the cumulative amount of such undistributed earnings indefinitely reinvested outside the United States was $7.5 billion. Determining the tax liability that would arise if these earnings were remitted is not practicable. Deferred taxes are provided for earnings outside the United States when those earnings are not considered indefinitely reinvested.
The table below summarizes the gross amounts of unrecognized tax benefits without regard to reduction in tax liabilities or additions to deferred tax assets and liabilities if such unrecognized tax benefits were settled. The Company expects no significant increases or decreases in the amount of the unrecognized tax benefits to occur within the next twelve months.

(Millions of dollars)	2015	2014	2013
Balance at October 1	$197	$146	$134
Increase due to acquisitions	314	—	—
Increase due to current year tax positions	58	51	80
Increase due to prior year tax positions	17	9	25
Decreases due to prior year tax positions	—	—	—
Decrease due to settlements and lapse of statute of limitations	(11)	(9)	(93)
Balance at September 30	$575	$197	$146
With the acquisition of CareFusion on March 17, 2015, the Company is now a party to a tax matters agreement with Cardinal Health resulting from Cardinal Health's spin-off of CareFusion in fiscal year 2010. Under the tax matters agreement, the Company is obligated to indemnify Cardinal Health for certain tax exposures and transaction taxes prior to CareFusion’s spin-off from Cardinal Health. The indemnification payable is approximately $217 million at September 30, 2015 and is included in Deferred Income Taxes and Other on the Consolidated Balance Sheet.

Notes to Consolidated Financial Statements — (Continued)
Becton, Dickinson and Company

The total amount of unrecognized tax benefits, if recognized, would favorably impact the effective tax rate. Accrued interest and penalties of $84 million, $10 million and $8 million at September 30, 2015, 2014 and 2013, respectively, are not included in the table above. During the fiscal years ended September 30, 2015, 2014 and 2013, the Company reported interest and penalties associated with unrecognized tax benefits of $8 million, $2 million and $2 million on the Consolidated Statements of Income as a component of Income tax provision.
The Company conducts business and files tax returns in numerous countries and currently has tax audits in progress in a number of tax jurisdictions. The IRS has completed its audit for the tax years through 2011. For the Company’s other major tax jurisdictions where it conducts business, the Company’s tax years are generally open after 2009.
Deferred income taxes at September 30 consisted of:

	2015		2014 (A)
(Millions of dollars)	Assets	Liabilities	Assets	Liabilities
Compensation and benefits	$647	$—	$546	$—
Property and equipment	—	156	—	196
Intangibles	—	2,033	—	266
Loss and credit carryforwards	538	—	274	—
Other	634	606	398	195
	1,819	2,795	1,218	656
Valuation allowance	(452)	—	(247)	—
	$1,367	$2,795	$971	$656
(A)Certain amounts in the prior-year presentation have been reclassified to conform to the current-year presentation.
Generally, deferred tax assets have been established as a result of net operating losses and credit carryforwards with expiration dates from 2016 to an unlimited expiration date. Valuation allowances have been established as a result of an evaluation of the uncertainty associated with the realization of certain deferred tax assets on these losses and credit carryforwards. The valuation allowance for 2015 is primarily the result of foreign losses due to the Company’s global re-organization of its foreign entities and these generally have no expiration date. Valuation allowances are also maintained with respect to deferred tax assets for certain federal and state carryforwards that may not be realized and that principally expire between 2016 and 2019.
A reconciliation of the federal statutory tax rate to the Company’s effective tax rate was as follows:

	2015	2014	2013
Federal statutory tax rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal tax benefit	(3.6)	(0.5)	(1.2)
Effect of foreign and Puerto Rico earnings and foreign tax credits	(24.5)	(11.2)	(9.7)
Effect of Research Credits and Domestic Production Activities,	(1.6)	(1.1)	(3.8)
Other, net	0.6	(0.1)	(0.1)
	5.9%	22.1%	20.2%
The approximate amounts of tax reductions related to tax holidays in various countries in which the Company does business were $102 million, $108 million and $95 million, in 2015, 2014 and 2013, respectively. The tax holidays expire at various dates through 2026.
The Company made income tax payments, net of refunds, of $240 million in 2015, $330 million in 2014 and $454 million in 2013.

Note 17 — Sales-Type Leases and Financing Receivables

As disclosed in Note 9, the net assets acquired in the Company’s acquisition of CareFusion included a $1.208 billion net investment in sales-type leases which primarily arose from the leasing of dispensing equipment. The components of the net investment in sales-type leases, which predominantly have five-year terms and are generally collateralized by the underlying equipment, are as follows as of September 30, 2015.

Notes to Consolidated Financial Statements — (Continued)
Becton, Dickinson and Company

September 30,
(Millions of dollars)	2015
Future minimum lease payments receivable	$1,311
Unguaranteed residual values	29
Unearned income	(142)
Allowance for uncollectible minimum lease payments receivable	(5)
Net Investment in Sales-Type Leases	1,193
Less: Current portion of net investment in sales-type leases	75
Net Investment in Sales-Type Leases, Less Current Portion	$1,118
Future minimum lease payments to be received pursuant to sales-type leases are as follows: 2016 — $413 million; 2017 — $355 million; 2018 — $275 million; 2019 — $187 million; 2020 — $79 million and an aggregate of $3 million thereafter.
The methodology for determining the allowance for credit losses for these financing receivables is based on the collective population and is not stratified by class or portfolio segment. Allowances for credit losses on the entire portfolio are recorded based on historical experience loss rates and the potential impact of anticipated changes in business practices, market dynamics, and economic conditions. The net investment in sales-type leases is predominantly evaluated for impairment on a collective basis; however, some immaterial allowances for individual balances are recorded based on the evaluation of customers’ specific circumstances. No interest is accrued on past due financing receivables, which are generally considered past due 30 days after the billing date. Amounts are written off against the allowance for credit losses when determined to be uncollectible. The allowance for credit losses on these financing receivables was immaterial at September 30, 2015.

Note 18 — Supplemental Financial Information
Other Income (Expense), Net
Other income (expense), net in 2015 was $21 million, which primarily included equity investment net income and proceeds from the sales of investments of $9 million, an acquisition-date accounting gain of $9 million on the previously held investment in CRISI, as disclosed in Note 6, and income from license and other agreements of $2 million.
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
Trade Receivables, Net
The amounts recognized in 2015, 2014 and 2013 relating to allowances for doubtful accounts and cash discounts, which are netted against trade receivables, are provided in the following table:

Notes to Consolidated Financial Statements — (Continued)
Becton, Dickinson and Company

(Millions of dollars)	Allowance for Doubtful Accounts		Allowance for Cash Discounts	Total
Balance at September 30, 2012	$36		$9	$45
Additions charged to costs and expenses	9		40	49
Deductions and other	(3)	(A)	(41)	(44)
Balance at September 30, 2013	$41		$9	$50
Additions charged to costs and expenses	6		41	46
Deductions and other	(16)	(A)	(38)	(54)
Balance at September 30, 2014	$30		$12	$42
Additions charged to costs and expenses	33		47	80
Deductions and other	(11)	(A)	(50)	(61)
Balance at September 30, 2015	$53		$9	$62

(A)	Accounts written off.
Inventories
Inventories at September 30 consisted of:

(Millions of dollars)	2015	2014
Materials	$384	$248
Work in process	280	260
Finished products	1,295	987
	$1,959	$1,495
Property, Plant and Equipment, Net
Property, Plant and Equipment, Net at September 30 consisted of:

(Millions of dollars)	2015	2014
Land	$146	$93
Buildings	2,414	2,313
Machinery, equipment and fixtures	5,602	5,271
Leasehold improvements	114	88
	8,277	7,765
Less accumulated depreciation and amortization	4,217	4,160
	$4,060	$3,605

Notes to Consolidated Financial Statements — (Continued)
Becton, Dickinson and Company

SUPPLEMENTARY DATA (UNAUDITED)

Millions of dollars, except per share amounts	2015
	1st	2nd	3rd	4th	Year
Revenues	$2,051	$2,051	$3,120	$3,059	$10,282
Gross Profit	1,045	1,046	1,174	1,430	4,695
Net Income	236	216	62	181	695
Earnings per Share:
Basic	1.22	1.10	0.30	0.86	3.43
Diluted	1.20	1.08	0.29	0.84	3.35

	2014
	1st	2nd	3rd	4th	Year
Revenues	$2,015	$2,072	$2,157	$2,202	$8,446
Gross Profit	1,035	1,053	1,111	1,103	4,301
Net Income	271	287	326	301	1,185
Earnings per Share:
Basic	1.40	1.48	1.69	1.56	6.13
Diluted	1.37	1.45	1.65	1.53	5.99
Certain quarterly amounts may not add to the year-to-date totals due to rounding. The third quarter fiscal year 2015 gross profit amount reflects an acquisition-related reclassification. Earnings per share amounts are calculated from the underlying whole-dollar amounts. As of March 17, 2015, the weighted average common shares used in the computations of basic and diluted earnings per share reflect shares issued in connection with the CareFusion acquisition. Additional disclosures regarding this issuance of shares and the acquisition are provided in Notes 4 and 9.

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.
Item 9A.    Controls and Procedures.
An evaluation was conducted by BD’s management, with the participation of BD’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of BD’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of September 30, 2015. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were, as of the end of the period covered by this report, effective and designed to ensure that material information relating to BD and its consolidated subsidiaries would be made known to them by others within these entities. On March 17, 2015, BD completed the acquisition of CareFusion. BD has extended its oversight and monitoring processes that support our internal control over financial reporting, as well as its disclosure controls and procedures, to include CareFusion’s operations. BD is continuing to integrate the acquired operations of CareFusion. There were no other changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2015 identified in connection with the above-referenced evaluation that have materially affected, or are reasonably likely to materially affect, BD’s internal control over financial reporting.
Management’s Report on Internal Control Over Financial Reporting and the Report of Independent Registered Public Accounting Firm are contained in Item 8, Financial Statements and Supplementary Data, and are incorporated herein by reference.
Item 9B.    Other Information.
None.
PART III
Item 10.    Directors, Executive Officers and Corporate Governance.

The information relating to directors and the Audit Committee of the BD Board of Directors required by this item will be contained under the captions “Proposal 1. Election of Directors” and “Board of Directors - Committee Membership and Function - Audit Committee” in a definitive proxy statement involving the election of directors, which the registrant will file with the SEC not later than 120 days after September 30, 2015 (the “2016 Proxy Statement”), and such information is incorporated herein by reference.
The information relating to executive officers required by this item is included herein in Part I under the caption “Executive Officers of the Registrant.”
Certain other information required by this item will be contained under the captions “Ownership of BD Common Stock - Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance - Code of Conduct” in BD’s 2016 Proxy Statement, and such information is incorporated herein by reference.
Item 11.    Executive Compensation.
The information required by this item will be contained under the captions “Board of Directors - Non-Management Directors’ Compensation,” “Compensation Discussion and Analysis,” “Report of the Compensation and Benefits Committee,” and “Compensation of Named Executive Officers” in BD’s 2016 Proxy Statement, and such information is incorporated herein by reference.

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this item will be contained under the caption “Ownership of BD Common Stock” in BD’s 2016 Proxy Statement, and such information is incorporated herein by reference.
Item 13.    Certain Relationships and Related Transactions, and Director Independence.
The information required by this item will be contained under the caption “Corporate Governance - Director Independence; Policy Regarding Related Person Transactions” in BD’s 2016 Proxy Statement, and such information is incorporated herein by reference.
Item 14.    Principal Accounting Fees and Services.
The information required by this item will be contained under the caption “Proposal 2. Ratification of Selection of Independent Registered Public Accounting Firm” in BD’s 2016 Proxy Statement, and such information is incorporated herein by reference.
PART IV
Item 15.    Exhibits, Financial Statement Schedules.

(a)(1)	Financial Statements
The following consolidated financial statements of BD are included in Item 8 of this report:

•	Reports of Independent Registered Public Accounting Firm

•	Consolidated Statements of Income — Years ended September 30, 2015, 2014 and 2013

•	Consolidated Statements of Comprehensive Income — Years ended September 30, 2015, 2014 and 2013

•	Consolidated Balance Sheets — September 30, 2015 and 2014

•	Consolidated Statements of Cash Flows — Years ended September 30, 2015, 2014 and 2013

•	Notes to Consolidated Financial Statements

(2)	Financial Statement Schedules
See Note 18 to the Consolidated Financial Statements included in Item 8, Financial Statements and Supplementary Data.

(3)	Exhibits
See the Exhibit Index beginning on page __ hereof for a list of all management contracts, compensatory plans and arrangements required by this item, and all other Exhibits filed or incorporated by reference as a part of this report.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
BECTON, DICKINSON AND COMPANY

By:	/s/ GARY DEFAZIO
Gary DeFazio
Vice President and Corporate Secretary
Dated: November 25, 2015
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on the 25th day of November, 2015 by the following persons on behalf of the registrant and in the capacities indicated.

Name	Capacity

/S/ VINCENT A. FORLENZA	Chairman, Chief Executive Officer and President
Vincent A. Forlenza	(Principal Executive Officer)

/S/ CHRISTOPHER R. REIDY	Executive Vice President, Chief Financial Officer and
Christopher R. Reidy	Chief Administrative Officer
(Principal Financial Officer)

/S/ JOHN GALLAGHER	Senior Vice President, Corporate Finance,
John Gallagher	Controller and Treasurer
(Principal Accounting Officer)

Basil L. Anderson*	Director

Henry P. Becton, Jr.*	Director

Catherine M. Burzik*	Director

Edward F. DeGraan*	Director

Claire M. Fraser*	Director

Christopher Jones*	Director

Marshall O. Larsen*	Director

Name	Capacity

Gary A. Mecklenburg*	Director

James F. Orr*	Director

Willard J. Overlock, Jr.*	Director

Claire Pomeroy*	Director

Rebecca W. Rimel*	Director

Bertram L. Scott*	Director

*By:	/s/ GARY DEFAZIO
Gary DeFazio
Attorney-in-fact

EXHIBIT INDEX

Exhibit Number	Description	Method of Filing
2.1	Agreement and Plan of Merger, dated as of October 5, 2014, among CareFusion Corporation, Becton, Dickinson and Company and Griffin Sub, Inc.	Incorporated by reference to Exhibit 2.1 to the registrant’s Current Report on Form 8-K dated October 6, 2014.
3(a)(i)	Restated Certificate of Incorporation, dated as of January 29, 2013.	Incorporated by reference to Exhibit 3(a) to the registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2013.
3(b)	By-Laws, as amended and restated as of July 28, 2015.	Incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K dated July 29, 2015.
4(a)	Indenture, dated as of March 1, 1997, between the registrant and The Bank of New York Mellon Trust Company, N.A. (as successor to JPMorgan Chase Bank)	Incorporated by reference to Exhibit 4(a) to Form 8-K filed by the registrant on July 31, 1997
4(b)	Indenture, dated July 21, 2009, between CareFusion Corporation and Deutsche Bank Trust Company Americas, as trustee.	Incorporated by reference to Exhibit 4.2 to Cardinal Health, Inc.’s Current Report on Form 8-K filed on July 22, 2009.
4(c)	Supplemental Indenture, dated July 21, 2009, between CareFusion Corporation and Deutsche Bank Trust Company Americas, as trustee.	Incorporated by reference to Exhibit 4.3 to Cardinal Health, Inc.’s Current Report on Form 8-K filed on July 22, 2009.
4(d)	Second Supplemental Indenture, dated March 11, 2013, between CareFusion Corporation and Deutsche Bank Trust Company Americas, as trustee.	Incorporated by reference to Exhibit 4.1 of the CareFusion Corporation Current Report on Form 8-K filed on March 11, 2013.
4(e)	Third Supplemental Indenture, dated May 22, 2014, between CareFusion Corporation and Deutsche Bank Trust Company Americas, as trustee.	Incorporated by reference to Exhibit 4.2 of the CareFusion Corporation Current Report on Form 8-K filed on May 22, 2014.
4(f)	Fourth Supplemental Indenture, dated as of April 24, 2015, between CareFusion Corporation and Deutsche Bank Trust Company Americas, as Trustee.	Incorporated by reference to Exhibit 4.1 of CareFusion’s Current Report on Form 8-K filed on April 29, 2015.
4(g)	Form of 7% Debentures due August 1, 2027.	Incorporated by reference to Exhibit 4(d) of the registrant’s Current Report on Form 8-K filed on July 31, 1997.
4(h)	Form of 6.70% Debentures due August 1, 2028.	Incorporated by reference to Exhibit 4(d) of the registrant’s Current Report on Form 8-K filed on July 29, 1999.
4(i)	Form of 4.90% Notes due April 15, 2018.	Filed with this report.
4(j)	Form of 5.00% Notes due May 15, 2019.	Incorporated by reference to Exhibit 4.1 of the registrant’s Current Report on Form 8-K filed on May 13, 2009.
4(k)	Form of 6.00% Notes due May 15, 2039.	Incorporated by reference to Exhibit 4.2 of the registrant’s Current Report on Form 8-K filed on May 13, 2009.
4(l)	Form of 3.25% Notes due November 12, 2020.	Incorporated by reference to Exhibit 4.1 of the registrant’s Current Report on Form 8-K filed on November 12, 2010.
4(m)	Form of 5.00% Notes due November 12, 2040.	Incorporated by reference to Exhibit 4.2 of the registrant’s Current Report on Form 8-K filed on November 12, 2010.

4(n)	Form of 1.750% Notes due November 8, 2016.	Incorporated by reference to Exhibit 4.1 of the registrant’s Current Report on Form 8-K filed on November 8, 2011.
4(o)	Form of 3.125% Notes due November 8, 2021.	Incorporated by reference to Exhibit 4.2 of the registrant’s Current Report on Form 8-K filed on November 8, 2011.
4(p)	Form of 1.450% Senior Notes due May 15, 2017.	Incorporated by reference to Exhibit 4.2 of the registrant’s Current Report on Form 8-K filed on April 29, 2015.
4(q)	Form of 6.375% Senior Notes due August 1, 2019.	Incorporated by reference to Exhibit 4.3 of the registrant’s Current Report on Form 8-K filed on April 29, 2015.
4(r)	Form of 3.300% Senior Notes due March 1, 2023.	Incorporated by reference to Exhibit 4.4 of the registrant’s Current Report on Form 8-K filed on April 29, 2015.
4(s)	Form of 3.875% Senior Notes due May 15, 2024.	Incorporated by reference to Exhibit 4.5 of the registrant’s Current Report on Form 8-K filed on April 29, 2015.
4(t)	Form of 4.875% Senior Notes due May 15, 2044.	Incorporated by reference to Exhibit 4.6 of the registrant’s Current Report on Form 8-K filed on April 29, 2015.
10(a)(i)	Form of Employment Agreement with executive officers relating to employment following a change of control of the registrant (with tax reimbursement provisions).*	Incorporated by reference to Exhibit 10(a) to the registrant’s Quarterly Report on Form 10-Q for the period ended December 31, 2008.
10(a)(ii)	Form of Employment Agreement with executive officers relating to employment following a change of control of the registrant (without tax reimbursement provisions).*	Incorporated by reference to Exhibit 10(a)(ii) to the registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2013.
10(b)	Stock Award Plan, as amended and restated as of January 31, 2006.*	Incorporated by reference to Exhibit 10(a) to the registrant’s Quarterly Report on Form 10-Q for the period ended December 31, 2005.
10(c)	Performance Incentive Plan, as amended and restated September 23, 2008.*	Incorporated by reference to Exhibit 10(c) to the registrant’s Current Report on Form 8-K dated September 26, 2008.
10(d)	Deferred Compensation and Retirement Benefit Restoration Plan, as amended and restated as of July 23, 2013.*	Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K dated July 25, 2013.
10(e)	1996 Directors’ Deferral Plan, as amended and restated as of November 25, 2014.*	Incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K dated December 2, 2014.
10(f)	Amended and Restated Aircraft Time Sharing Agreement between Becton, Dickinson and Company and Vincent A. Forlenza dated as of March 21, 2012.*	Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K dated March 27, 2012.
10(g)(i)	2004 Employee and Director Equity-Based Compensation Plan, as amended and restated as of November 25, 2014.*	Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K dated December 2, 2014.
10(g)(ii)	Terms of Awards under 2004 Employee and Director Equity-Based Compensation Plan.*	Filed with this report.

Exhibit Number	Description	Method of Filing
10(h)	Retiree medical agreement between Becton, Dickinson and Company and Jeffrey S. Sherman.*	Incorporated by reference to Exhibit 10(n) to the registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2012.
10(i)	Amended and Restated Five-Year Credit Agreement, dated as of May 18, 2012 and expiring May 18, 2018 among the registrant and the banks named therein.	Incorporated by reference to Exhibit 10 to the registrant’s Current Report on Form 8-K dated May 24, 2012.
10(j)	364-Day Bridge Term Loan Agreement dated November 14, 2014.	Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed November 14, 2014.
10(k)	364-Day Term Loan Agreement, dated December 19, 2014, by and among Becton, Dickinson and Company, as borrower, Goldman Sachs Bank USA, as administrative agent, and the lenders party thereto.	Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on December 19, 2014.
10(l)	Form of Commercial Paper Dealer Agreement.	Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on January 6, 2015.
10(m)	Tax Matters Agreement, dated August 31, 2009, by and between Cardinal Health, Inc. and CareFusion Corporation.	Incorporated by reference to Exhibit 10.3 to Cardinal Health, Inc.’s Current Report on Form 8-K filed on September 4, 2009.
21	Subsidiaries of the registrant	Filed with this report
23	Consent of independent registered public accounting firm	Filed with this report
24	Power of Attorney	Filed with this report
31	Certifications of Chief Executive Officer and Chief Financial Officer, pursuant to SEC Rule 13(a)-14(a)	Filed with this report
32	Certifications of Chief Executive Officer and Chief Financial Officer, pursuant to Section 1350 of Chapter 63 of Title 18 of the U.S. Code	Filed with this report
101
The following materials from this report, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.
Filed with this report

*	Denotes a management contract or compensatory plan or arrangement.
Copies of any Exhibits not accompanying this Form 10-K are available at a charge of 10 cents per page by contacting: Investor Relations, Becton, Dickinson and Company, 1 Becton Drive, Franklin Lakes, New Jersey 07417-1880, Phone: 1-800-284-6845.