Form 10-Q
period 2015-12-31
BECTON DICKINSON & CO
filed 2016-02-05
CIK 10795

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2015
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Shares Outstanding as of December 31, 2015
Common stock, par value $1.00	211,816,526

BECTON, DICKINSON AND COMPANY
FORM 10-Q
For the quarterly period ended December 31, 2015

ITEM 1. FINANCIAL STATEMENTS
BECTON, DICKINSON AND COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
Millions of dollars

	December 31, 2015	September 30, 2015
	(Unaudited)
Assets
Current Assets:
Cash and equivalents	$1,583	$1,424
Short-term investments	10	20
Trade receivables, net	1,513	1,618
Current portion of net investment in sales-type leases	36	75
Inventories:
Materials	367	384
Work in process	291	280
Finished products	1,326	1,295
	1,985	1,959
Prepaid expenses and other	514	563
Total Current Assets	5,641	5,659
Property, Plant and Equipment	8,241	8,277
Less allowances for depreciation and amortization	4,284	4,217
Property, Plant and Equipment, Net	3,957	4,060
Goodwill	7,372	7,537
Customer Relationships, Net	3,194	3,250
Developed Technology, Net	2,906	2,977
Other Intangibles, Net	767	797
Capitalized Software, Net	350	362
Net Investment in Sales-Type Leases, Less Current Portion	1,132	1,118
Other Assets	727	717
Total Assets	$26,046	$26,478
Liabilities and Shareholders’ Equity
Current Liabilities:
Short-term debt	$1,951	$1,452
Payables and accrued expenses	2,578	2,930
Total Current Liabilities	4,529	4,381
Long-Term Debt	10,858	11,370
Long-Term Employee Benefit Obligations	1,150	1,133
Deferred Income Taxes and Other	2,286	2,430
Commitments and Contingencies
Shareholders’ Equity
Common stock	333	333
Capital in excess of par value	4,557	4,475
Retained earnings	12,402	12,314
Deferred compensation	22	20
Common stock in treasury - at cost	(8,251)	(8,239)
Accumulated other comprehensive loss	(1,840)	(1,738)
Total Shareholders’ Equity	7,223	7,164
Total Liabilities and Shareholders’ Equity	$26,046	$26,478
Amounts may not add due to rounding.
See notes to condensed consolidated financial statements

BECTON, DICKINSON AND COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Millions of dollars, except per share data
(Unaudited)

	Three Months Ended December 31,
	2015	2014
Revenues	$2,986	$2,051
Cost of products sold	1,578	1,006
Selling and administrative expense	748	544
Research and development expense	187	129
Acquisition-related costs	121	23
Total Operating Costs and Expenses	2,635	1,702
Operating Income	352	349
Interest expense	(97)	(76)
Interest income	6	10
Other income, net	6	2
Income Before Income Taxes	266	285
Income tax provision	37	50
Net Income	229	236
Basic Earnings per Share	$1.08	$1.22
Diluted Earnings per Share	$1.06	$1.20
Dividends per Common Share	$0.66	$0.60
Amounts may not add due to rounding.
See notes to condensed consolidated financial statements

BECTON, DICKINSON AND COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Millions of dollars
(Unaudited)

	Three Months Ended December 31,
	2015	2014
Net Income	$229	$236
Other Comprehensive Income (Loss), Net of Tax
Foreign currency translation adjustments	(116)	(141)
Defined benefit pension and postretirement plans	12	11
Net unrealized gains (losses) on cash flow hedges, net of reclassifications	3	(7)
Other Comprehensive Loss, Net of Tax	(101)	(137)
Comprehensive Income	$127	$98
Amounts may not add due to rounding.
See notes to condensed consolidated financial statements

BECTON, DICKINSON AND COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Millions of dollars
(Unaudited)

	Three Months Ended December 31,
	2015	2014
Operating Activities
Net income	$229	$236
Adjustments to net income to derive net cash provided by operating activities, net of amounts acquired:
Depreciation and amortization	289	139
Share-based compensation	76	48
Deferred income taxes	(29)	(2)
Change in operating assets and liabilities	(237)	(109)
Pension obligation	21	(20)
Other, net	114	(6)
Net Cash Provided by Operating Activities	463	286
Investing Activities
Capital expenditures	(134)	(105)
Capitalized software	(7)	(9)
Proceeds from investments, net	14	618
Acquisitions of businesses, net of cash acquired	—	(106)
Other, net	(18)	(30)
Net Cash (Used for) Provided by Investing Activities	(145)	368
Financing Activities
Change in short-term debt	—	(1)
Proceeds from long-term debt	—	6,164
Excess tax benefits from payments under share-based compensation plans	44	31
Dividends paid	(140)	(116)
Issuance of common stock and other, net	(49)	(45)
Net Cash (Used for) Provided by Financing Activities	(145)	6,033
Effect of exchange rate changes on cash and equivalents	(14)	(8)
Net increase in cash and equivalents	158	6,679
Opening Cash and Equivalents	1,424	1,861
Closing Cash and Equivalents	$1,583	$8,540
Amounts may not add due to rounding.
See notes to condensed consolidated financial statements

BECTON, DICKINSON AND COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015
Note 1 – Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, in the opinion of the management of the Company, include all adjustments which are of a normal recurring nature, necessary for a fair presentation of the financial position and the results of operations and cash flows for the periods presented. However, the financial statements do not include all information and accompanying notes required for a presentation in accordance with U.S. generally accepted accounting principles. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s 2015 Annual Report on Form 10-K. Within the financial statements and tables presented, certain columns and rows may not add due to the use of rounded numbers for disclosure purposes. Percentages and earnings per share amounts presented are calculated from the underlying amounts. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year.
Note 2 – Accounting Changes
New Accounting Principle Adopted
In November 2015, the Financial Accounting Standards Board issued amended guidance that requires entities to present deferred tax assets and liabilities as noncurrent on the balance sheet instead of separating deferred taxes into current and noncurrent amounts. Early adoption is permitted under the amendments. The Company has retrospectively adopted the guidance effective October 1, 2015 and as such, the condensed consolidated balance sheet as of September 30, 2015 reflects the reclassification of current deferred tax assets of $387 million as noncurrent amounts, in accordance with jurisdictional netting requirements.

Note 3 – Accumulated Other Comprehensive Income (Loss)
The components and changes of Accumulated other comprehensive income (loss) for the three-month period ended December 31, 2015 were as follows:

(Millions of dollars)	Total	Foreign Currency Translation Adjustments		Benefit Plans Adjustments		Unrealized Losses on Cash Flow Hedges
Balance at September 30, 2015	$(1,738)	$(961)		$(741)		$(36)
Other comprehensive income before reclassifications, net of taxes	(116)	(116)	(A)	—		—	(B)
Amounts reclassified into income, net of taxes	15	—		12	(C)	3	(D)
Balance at December 31, 2015	$(1,840)	$(1,077)		$(729)		$(33)

(A)	The loss for the three months ended December 31, 2015 was primarily attributable to the weakening of the Euro against the U.S. dollar during the period.

(B)
The unrealized loss and associated income tax benefit related to cash flow hedges were immaterial for the three months ended December 31, 2015. The income tax benefit associated with an after-tax loss of $8 million recognized in accumulated other comprehensive income for the three months ended December 31, 2014 was $5 million. Additional disclosures are provided in Note 12.

(C)
The net reclassification from accumulated other comprehensive income for the three months ended December 31, 2014 was $11 million. These reclassifications were not recorded into income in their entirety and were included in the computation of net periodic benefit plan costs. Additional details are provided in Note 8. The income tax benefits associated with these reclassifications were $6 million for the three-month periods ended December 31, 2015 and 2014.

(D)
The net reclassification from accumulated other comprehensive income for the three months ended December 31, 2014 was $1 million. The income tax benefits associated with these reclassifications were immaterial.

Note 4 – Earnings per Share
The weighted average common shares used in the computations of basic and diluted earnings per share (shares in thousands) were as follows:

	Three Months Ended December 31,
	2015	2014
Average common shares outstanding	211,689	192,844
Dilutive share equivalents from share-based plans	4,605	4,156
Average common and common equivalent shares outstanding – assuming dilution	216,294	197,000
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
In June 2007, Retractable Technologies, Inc. (“RTI”) filed a complaint against the Company under the caption Retractable Technologies, Inc. vs. Becton Dickinson and Company (Civil Action No. 2:07-cv-250, U.S. District Court, Eastern District of Texas) alleging that the BD Integra™ syringes infringe patents licensed exclusively to RTI. In its complaint, RTI also alleged that the Company engaged in false advertising with respect to certain of the Company’s safety-engineered products in violation of the Lanham Act; acted to exclude RTI from various product markets and to maintain its market share through, among other things, exclusionary contracts in violation of state and federal antitrust laws; and engaged in unfair competition. In January 2008, the court severed the patent and non-patent claims into separate cases, and stayed the non-patent claims during the pendency of the patent claims at the trial court level. On April 1, 2008, RTI filed a complaint against BD under the caption Retractable Technologies, Inc. and Thomas J. Shaw v. Becton Dickinson and Company (Civil Action No.2:08-cv-141, U.S. District Court, Eastern District of Texas) alleging that the BD Integra™ syringes infringe another patent licensed exclusively to RTI. On August 29, 2008, the court ordered the consolidation of the patent cases. As further set forth in the Company's 2015 Annual Report on Form 10-K, RTI was subsequently awarded $5 million in damages at a jury trial with respect to the patent claims, which has been paid, and the patent cases are now concluded.
On September 19, 2013, a jury returned a verdict against BD with respect to RTI’s Lanham Act claim and claim for attempted monopolization based on deception in the safety syringe market. The jury awarded RTI $113.5 million for its attempted monopolization claim (which will be trebled under the antitrust statute). The jury’s verdict rejected RTI’s monopolization claims in the markets for safety syringes, conventional syringes and safety IV catheters; its attempted monopolization claims in the markets for conventional syringes and safety IV catheters; and its claims for contractual restraint of trade and exclusive dealing in the markets for safety syringes, conventional syringes and safety IV catheters. In connection with the verdict, the Company recorded a pre-tax charge of approximately $341 million in the fourth quarter of fiscal year 2013. With respect to RTI's requested injunction relief, in November 2014, the Court granted RTI’s request that BD be ordered to issue certain corrective statements regarding its advertising and enjoined from making certain advertising claims. The Court denied RTI’s request for injunctive relief relating to BD’s contracting practices and BD’s safety syringe advertising, finding that RTI failed to prove that BD’s contracting practices violated the antitrust laws or that BD’s safety syringe advertising is false. On January 14, 2015, the Court granted in part and denied in part BD’s motion for a stay of the injunction. The Court held that, pending appeal, BD would not be required to send the corrective advertising notices to end-user customers, but only to employees, distributors and Group Purchasing Organizations. On January 15, 2015, the Court entered its Final Judgment in the case ordering that RTI recovers $341 million for its attempted monopolization claim and $12 million for attorneys’ fees, and awarded pre and post-judgment interest and costs. On February 3, 2015, the Court of Appeals for the Fifth Circuit denied BD’s motion for a stay of the injunction pending the final appeal, and BD thereafter complied with the Court’s order. On April 23, 2015, the Court granted BD’s motion to eliminate the award of pre-judgment interest, and entered a new Final Judgment. BD has filed its appeal to the Court of Appeals challenging the entirety of the Final Judgment.
On July 17, 2015, a class action complaint was filed against the Company in the U.S. District Court for the Southern District of Georgia. The plaintiffs, Glynn-Brunswick Hospital Authority, trading as Southeast Georgia Health System, and Southeast Georgia Health System, Inc., seek to represent a class of acute care purchasers of BD syringes and IV catheters. The complaint alleges that BD monopolized the markets for syringes and IV catheters through contracts, theft of technology, false advertising, acquisitions, and other conduct. The complaint seeks treble damages but does not specify the amount of alleged damages. The Company filed a motion to dismiss the complaint which was granted on January 29, 2016.
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
Note 6 – Segment Data
The Company's organizational structure is based upon two principal business segments: BD Medical (“Medical”) and BD Life Sciences (“Life Sciences”). These segments are strategic businesses that are managed separately because each one develops, manufactures and markets distinct products and services. The Company evaluates performance of its business segments and allocates resources to them primarily based upon operating income. Segment operating income represents revenues reduced by product costs and operating expenses.
Financial information for the Company’s segments was as follows:

	Three Months Ended December 31,
(Millions of dollars)	2015		2014
Revenues (A)
Medical	$2,054		$1,072
Life Sciences	933		979
Total Revenues	$2,986		$2,051
Segment Operating Income
Medical	$465	(B)	$304
Life Sciences	202		214
Total Segment Operating Income	667		517
Unallocated Items (C)	(401)		(232)
Income Before Income Taxes	$266		$285

(A)	Intersegment revenues are not material.

(B)
Includes an increase of $136 million in non-cash amortization expense relating to the identifiable intangible assets acquired in the CareFusion transaction as well as depreciation expense relating to the fixed assets acquired in the CareFusion transaction.

(C)	Includes primarily interest, net; foreign exchange; corporate expenses; and share-based compensation expense. Also includes acquisition-related costs associated with the CareFusion transaction.

Revenues by geographic areas were as follows:

	Three Months Ended December 31,
(Millions of dollars)	2015	2014
Revenues
United States	$1,691	$881
International	1,295	1,170
Total Revenues	$2,986	$2,051

Note 7 – Share-Based Compensation
The Company grants share-based awards under the 2004 Employee and Director Equity-Based Compensation Plan (the “2004 Plan”), which provides long-term incentive compensation to employees and directors. The Company believes that such awards align the interests of its employees and directors with those of its shareholders.
The fair values of stock appreciation rights granted during the annual share-based grants in November of 2015 and 2014, respectively, were estimated on the date of grant using a lattice-based binomial valuation model based on the following assumptions:

	2016	2015
Risk-free interest rate	2.17%	2.20%
Expected volatility	19.00%	19.00%
Expected dividend yield	1.76%	1.78%
Expected life	7.6 years	7.6 years
Fair value derived	$27.69	$24.82
The fair value of share-based payments is recognized as compensation expense in net income. For the three months ended December 31, 2015 and 2014, compensation expense charged to income was $76 million and $48 million, respectively.
The amount of unrecognized compensation expense for all non-vested share-based awards as of December 31, 2015 was approximately $303 million, which is expected to be recognized over a weighted-average remaining life of approximately 2.4 years. Certain pre-acquisition equity awards of CareFusion were converted into either BD restricted stock awards or BD stock options, as applicable, as of the acquisition date, with substantially the same terms and conditions as were applicable under such CareFusion awards immediately prior to the acquisition date. Included in the unrecognized compensation expense is $29 million associated with these replacement awards.
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

Net pension and postretirement cost included the following components for the three months ended December 31:

	Pension Plans		Other Postretirement Benefits
(Millions of dollars)	2015	2014	2015	2014
Service cost	$21	$19	$1	$1
Interest cost	19	22	1	2
Expected return on plan assets	(29)	(31)	—	—
Amortization of prior service credit	(4)	(4)	(1)	(1)
Amortization of loss	20	17	—	1
Net pension and postretirement cost	$28	$23	$1	$2

The amounts provided above for amortization of prior service credit and amortization of loss represent the reclassifications of prior service credits and net actuarial losses that were recognized in Accumulated other comprehensive income (loss) in prior periods.
Postemployment benefit costs were $10 million for the three-month periods ended December 31, 2015 and 2014. During the three months ended December 31, 2015, the Company recognized charges of $3 million for employee termination costs in connection with its acquisition of CareFusion. Additional disclosures regarding the Company's restructuring activities are provided in Note 10.

Note 9 – Acquisition

CareFusion Corporation
On March 17, 2015, the Company acquired a 100% interest in CareFusion, a global medical technology company with a comprehensive portfolio of products in the areas of medication management, infection prevention, operating room and procedural effectiveness, and respiratory care.  The acquisition was accounted for under the acquisition method of accounting for business combinations. The operating activities from the acquisition date through March 31, 2015 were not material to the Company’s consolidated results of operations. As such, CareFusion’s operating results were included in the Company’s consolidated results of operations beginning on April 1, 2015. Revenues and Operating Income for the three months ended December 31, 2015 include revenues and operating income attributable to CareFusion of $1.016 billion and $137 million, respectively.
The following table provides the pro forma results for the three months ended December 31, 2015 and 2014 as if CareFusion had been acquired as of October 1, 2013.

(Millions of dollars, except per share data)	Three Months Ended December 31,
	2015	2014

Revenues	$2,992	$2,973

Net Income	$311	$260

Diluted Earnings per Share	$1.44	$1.22
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

Note 10 – Business Restructuring Charges
In connection with the CareFusion acquisition and portfolio rationalization initiatives, the Company incurred restructuring costs during the three months ended December 31, 2015, which were recorded as Acquisition-related costs. Restructuring liability activity for the three months ended December 31, 2015 was as follows:

(Millions of dollars)	Employee Termination	Share-based Compensation (A)	Other (B)	Total
Balance at September 30, 2015	$62	$—	$—	$62
Charged to expense	11	15	59	85
Cash payments	(21)	—	(11)	(32)
Non-cash settlements	—	(15)	—	(15)
Other adjustments	—	—	(48)	(48)
Balance at December 31, 2015	52	—	—	52

(A)	Additional disclosures are provided in Note 7.

(B)	Primarily driven by a non-cash charge of $28 million, after-tax, relating to the Company's agreement reached in December 2015 to sell a non-core asset.

Note 11 – Intangible Assets
Intangible assets consisted of:

	December 31, 2015		September 30, 2015
(Millions of dollars)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets
Customer relationships	$3,370	$176	$3,370	120
Developed technology	3,478	572	3,487	510
Product rights	125	37	128	35
Trademarks	405	31	405	26
Patents and other	335	232	333	212
Amortized intangible assets	$7,713	$1,048	$7,723	$903
Unamortized intangible assets
Acquired in-process research and development	$201		$203
Trademarks	2		2
Unamortized intangible assets	$203		$205
Intangible amortization expense for the three months ended December 31, 2015 and 2014 was $152 million and $20 million, respectively. The increase in intangible amortization expense in the current-year period is mostly attributable to identifiable intangible assets acquired in the CareFusion transaction.
The following is a reconciliation of goodwill by business segment:

(Millions of dollars)	Medical		Life Sciences	Total
Goodwill as of September 30, 2015	$6,807		$730	$7,537
Acquisitions	—		—	—
Currency translation/other	(162)	(A)	(3)	(165)
Goodwill as of December 31, 2015	$6,645		$727	$7,372

(A)
Also includes an acquisition accounting adjustment relating to the CareFusion acquisition of $156 million. The amount primarily related to an adjustment of deferred tax liabilities which are recorded on the condensed consolidated balance sheet in Deferred Income Taxes and Other.

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
The total notional amounts of the Company’s outstanding foreign exchange contracts as of December 31, 2015 and September 30, 2015 were $1.3 billion and $2.2 billion, respectively.
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
Changes in the fair value of the interest rate swaps designated as cash flow hedges (i.e., hedging the exposure to variability in expected future cash flows that is attributable to a particular risk) are offset by amounts recorded in Other comprehensive income (loss). If interest rate derivatives designated as cash flow hedges are terminated, the balance in Accumulated other comprehensive income (loss) attributable to those derivatives is reclassified into earnings over the remaining life of the hedged debt. The net realized loss related to terminated interest rate swaps expected to be reclassified and recorded in Interest expense within the next 12 months is $6 million, net of tax. The Company had no outstanding interest rate swaps designated as cash flow hedges as of December 31, 2015 or as of September 30, 2015.
The total notional amount of the Company’s outstanding interest rate swaps designated as fair value hedges was $375 million at December 31, 2015 and September 30, 2015. The outstanding swaps represent fixed-to-floating interest rate swap agreements the Company entered into to convert the interest payments on $375 million of the Company’s 3.125% notes due 2021 from the fixed rate to a floating interest rate based on LIBOR. Changes in the fair value of the interest rate swaps offset changes in the fair value of the fixed rate debt. The gains recorded on these fair value hedges, and the offsetting losses recorded on the underlying debt instruments, were $13 million and $10 million for the three months ended December 31, 2015 and 2014, respectively.
Other Risk Exposures
The Company purchases resins, which are oil-based components used in the manufacture of certain products. Significant increases in world oil prices that lead to increases in resin purchase costs could impact future operating results. From time to time, the Company has managed price risks associated with these commodity purchases. The total notional amount of cash-settled forward contracts entered into in April 2015 to hedge global resin purchase volume throughout 2015 and 2016 was 37 million pounds ($19 million) and 49 million pounds ($25 million) at December 31, 2015 and September 30, 2015, respectively.

Effects on Consolidated Balance Sheets
The location and amounts of derivative instrument fair values in the consolidated balance sheet are segregated below between designated, qualifying hedging instruments and ones that are not designated for hedge accounting.

(Millions of dollars)	December 31, 2015	September 30, 2015
Asset derivatives-designated for hedge accounting
Interest rate swaps	$13	$19
Asset derivatives-undesignated for hedge accounting
Forward exchange contracts	7	13
Total asset derivatives (A)	$20	$32
Liability derivatives-designated for hedge accounting
Commodity forward contracts	7	10
Liability derivatives-undesignated for hedge accounting
Forward exchange contracts	4	21
Total liability derivatives (B)	$11	$30

(A)	All asset derivatives are included in Prepaid expenses and other.

(B)	All liability derivatives are included in Payables and accrued expenses.

Effects on Consolidated Statements of Income
Cash flow hedges
The after-tax loss recognized in Other comprehensive income (loss) relating to cash flow hedges for the three months ended December 31, 2015 was immaterial. After-tax losses of $8 million recognized in Other comprehensive income (loss) for the three months ended December 31, 2014 were attributable to interest rate swaps that were entered into during the first quarter of fiscal year 2015 to partially hedge interest rate risk associated with the anticipated issuance of senior unsecured notes in connection with the Company’s acquisition of CareFusion. Additional disclosures regarding amounts recognized in the condensed consolidated statements of income for the three months ended December 31, 2015 and 2014 relating to cash flow hedges are provided in Note 3.
The Company’s designated derivative instruments are highly effective. As such, there are no gains or losses, related to hedge ineffectiveness or amounts excluded from hedge effectiveness testing, recognized immediately in income relative to derivative contracts outstanding in the periods presented.
Undesignated hedges
The location and amount of gains and losses recognized in income on derivatives not designated for hedge accounting were as follows:

	Location of Gain (Loss) Recognized in Income on Derivatives
Derivatives Not Designated as Hedging Instruments		Three Months Ended December 31,
(Millions of dollars)		2015	2014
Forward exchange contracts (A)	Other income (expense), net	$11	$(2)

(A)
The gains and losses on forward contracts and currency options utilized to hedge the intercompany transactional foreign exchange exposures are largely offset by gains and losses on the underlying hedged items in Other income (expense), net.

Note 13 – Financial Instruments and Fair Value Measurements
The fair values of financial instruments, including those not recognized on the statement of financial position at fair value, carried at December 31, 2015 and September 30, 2015 are classified in accordance with the fair value hierarchy in the following tables:

		Basis of Fair Value Measurement
(Millions of dollars)	December 31, 2015 Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Institutional money market investments	$392	$392	$—	$—
Interest rate swaps	13	—	13	—
Forward exchange contracts	7	—	7	—
Total Assets	$411	$392	$20	$—
Liabilities
Forward exchange contracts	$4	$—	$4	$—
Commodity forward contracts	7	—	7	—
Contingent consideration liabilities	78	—	—	78
Total Liabilities	$89	$—	$11	$78

		Basis of Fair Value Measurement
(Millions of dollars)	September 30, 2015 Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Institutional money market investments	$147	$147	$—	$—
Interest rate swaps	19	—	19	—
Forward exchange contracts	13	—	13	—
Total Assets	$179	$147	$32	$—
Liabilities
Forward exchange contracts	$21	$—	$21	$—
Commodity forward contracts	10	—	10	—
Contingent consideration liabilities	$77	$—	$—	$77
Total Liabilities	$108	$—	$30	$77
The Company’s institutional money market accounts permit daily redemption and the fair values of these investments are based upon the quoted prices in active markets provided by the holding financial institutions. The Company’s remaining cash equivalents were $1.191 billion and $1.277 billion at December 31, 2015 and September 30, 2015, respectively. Short-term investments are held to their maturities and are carried at cost, which approximates fair value. The cash equivalents consist of liquid investments with a maturity of three months or less and the short-term investments consist of instruments with maturities greater than three months and less than one year.
The Company measures the fair value of forward exchange contracts and interest rate swaps based upon the present value of expected future cash flows using market-based observable inputs including credit risk, interest rate yield curves, foreign currency spot prices and forward prices.
Long-term debt is recorded at amortized cost. The fair value of long-term debt is measured based upon quoted prices in active markets for similar instruments, which are considered Level 2 inputs in the fair value hierarchy. The fair value of long-term debt was $11.1 billion and $11.6 billion at December 31, 2015 and September 30, 2015, respectively. During the first quarter of fiscal year 2016, the Company reclassified $500 million of 1.75% notes due on November 8, 2016 from Long-Term Debt to Short-term debt. During the third quarter of fiscal year 2015, the Company reclassified $750 million of floating rates due on June 15, 2016 from Long-Term Debt to Short-term debt. The fair value of these reclassified notes was $1.3 billion and $750 million at December 31, 2015 and September 30, 2015, respectively.

The contingent consideration liabilities were recognized as part of the consideration transferred by the Company for certain acquisitions. The fair values of the contingent consideration liabilities were estimated using probability-weighted discounted cash flow models that were based upon the probabilities assigned to the contingent events. The estimated fair values of the contingent consideration liabilities are remeasured at each reporting period based upon increases or decreases in the probability of the contingent payments. The change to the total contingent consideration liability for the three months ended December 31, 2015 was immaterial.
The Company’s policy is to recognize any transfers into fair value measurement hierarchy levels and transfers out of levels at the beginning of each reporting period. There were no transfers in and out of Level 1, Level 2 or Level 3 measurements for the three months ended December 31, 2015 and 2014.

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
Company Overview
Becton, Dickinson and Company (“BD”) is a global medical technology company engaged principally in the development, manufacture and sale of a broad range of medical supplies, devices, laboratory equipment and diagnostic products used by healthcare institutions, life science researchers, clinical laboratories, the pharmaceutical industry and the general public. The Company's organizational structure is based upon two principal business segments, BD Medical (“Medical”) and BD Life Sciences (“Life Sciences”).
BD’s products are manufactured and sold worldwide. Our products are marketed in the United States and internationally through independent distribution channels and directly to end-users by BD and independent sales representatives. We organize our operations outside the United States as follows: Europe, EMA (which includes the Commonwealth of Independent States, the Middle East and Africa); Greater Asia (which includes Japan and Asia Pacific); Latin America (which includes Mexico, Central America, the Caribbean, and South America) and Canada. We continue to pursue growth opportunities in emerging markets, which include the following geographic regions: Eastern Europe, the Middle East, Africa, Latin America and certain countries within Asia Pacific. We are particularly focused on certain countries whose healthcare systems are expanding, in particular: China, India and Turkey.
Acquisition of CareFusion
On March 17, 2015, BD acquired a 100% interest in CareFusion Corporation ("CareFusion"). CareFusion’s operating results were included in BD’s consolidated results of operations beginning on April 1, 2015 and as such, the consolidated results of operations for the prior-year period ended December 31, 2014 referenced in the commentary provided further below did not include CareFusion's results. CareFusion operates as part of our Medical segment, which includes the following organizational units, in addition to the Diabetes Care and Pharmaceutical Systems units: Medication and Procedural Solutions, which encompasses BD’s former Medical Surgical Systems unit; Medication Management Solutions; and Respiratory Solutions.
Overview of Financial Results and Financial Condition
First quarter revenues increased 45.6% to $2.986 billion from the prior year’s period. The increase reflected a 52.4% impact due to the inclusion of CareFusion’s sales in the current quarter’s results as well as volume increases of approximately 1.1%, partially offset by unfavorable foreign currency translation of approximately 7.9%. Pricing was relatively flat in the first quarter, as compared with the prior-year period. The current-year period’s total revenues also reflected growth in sales of BD legacy products in our Medical and Life Sciences segments, which were partially offset by unfavorable comparisons to the prior-year's quarter, as discussed in "Results of Operations" further below.

•
First quarter Medical segment revenue growth reflected the inclusion of CareFusion’s sales in the current-year period's results, as well as growth attributable to the segment's BD legacy products, including infusion therapy and safety-engineered products, pen needles and self-injection systems.

•	Life Sciences segment revenue growth in the first quarter primarily reflected growth in the Preanalytical Systems and Biosciences units.

•
Worldwide sales of safety-engineered products reflected the inclusion of CareFusion's sales of safety-engineered products in the current year's quarter, as well as growth that was attributable to BD's legacy safety-engineered products. First quarter sales in the United States of safety-engineered devices of $447 million increased 44.9% and first quarter international sales of safety-engineered devices of $290 million grew 9.5% over the prior year’s period, inclusive of an estimated 14.6% unfavorable impact due to foreign currency translation.

We continue to invest in research and development, geographic expansion, and new product promotions to drive further revenue and profit growth. Our ability to sustain our long-term growth will depend on a number of factors, including our ability to expand our core business (including geographical expansion), develop innovative new products, and continue to improve operating efficiency and organizational effectiveness, including through the integration of CareFusion. While the economic environment for the healthcare industry has stabilized, pricing pressures continue for some of our products. Healthcare utilization has stabilized and slightly improved in the United States; however, any destabilization in the future could adversely impact our U.S. businesses. Additionally, macroeconomic challenges in Europe continue to constrain healthcare utilization, although we currently view the environment as stable. In emerging markets, the Company’s growth is dependent primarily on government funding for healthcare systems.

Our financial position remains strong, with cash flows from operating activities totaling $463 million in the first three months of fiscal year 2016. At December 31, 2015, we had $1.6 billion in cash and equivalents and short-term investments. We continued to return value to our shareholders in the form of dividends. During the first three months of fiscal year 2016, we paid cash dividends of $140 million. No shares were repurchased during the first three months of fiscal year 2016.
Each reporting period, we face currency exposure that arises from translating the results of our worldwide operations to the U.S. dollar at exchange rates that fluctuate from the beginning of such period. The ongoing strength of the U.S. dollar resulted in an unfavorable foreign currency translation impact to our revenue growth during the quarter. We evaluate our results of operations on both a reported and a foreign currency-neutral basis, which excludes the impact of fluctuations in foreign currency exchange rates. As exchange rates are an important factor in understanding period-to-period comparisons, we believe the presentation of results on a foreign currency-neutral basis in addition to reported results helps improve investors’ ability to understand our operating results and evaluate our performance in comparison to prior periods. Foreign currency-neutral information compares results between periods as if exchange rates had remained constant period-over-period. We use results on a foreign currency-neutral basis as one measure to evaluate our performance. We calculate foreign currency-neutral percentages by converting our current-period local currency financial results using the prior-period foreign currency exchange rates and comparing these adjusted amounts to our current-period results. These results should be considered in addition to, not as a substitute for, results reported in accordance with U.S. generally accepted accounting principles ("GAAP"). Results on a foreign currency-neutral basis, as we present them, may not be comparable to similarly titled measures used by other companies and are not measures of performance presented in accordance with U.S. GAAP.
Reflected in the financial results for the three-month periods of fiscal years 2016 and 2015 are the following specified items:

	Three months ended December 31,
(Millions of dollars)	2015	2014
Financing costs (A)	$—	$44
Transaction costs (A)	—	10
Integration costs (A)	35	13
Restructuring costs (A)	85	—
Purchase accounting adjustments (B)	153	18
Litigation-related charge (C)	—	12
Total specified items	274	97
Tax impact of specified items	79	31
After-tax impact of specified items	$195	$66

(A)
Represents financing, transaction, integration and restructuring costs associated with the CareFusion acquisition and portfolio rationalization. The financing costs were recorded in Interest expense. The transaction, integration and restructuring costs were recorded in Acquisition-related costs.

(B)
Primarily represents non-cash amortization expense associated with acquisition-related identifiable intangible assets, including $130 million in the current-year period related to CareFusion. BD’s amortization expense is primarily recorded in Costs of products sold.

(C)
Represents a charge for plaintiff attorneys’ fees, recorded in Selling and administrative expense, associated with the unfavorable verdict returned in the antitrust and false advertising lawsuit RTI filed against BD. For further discussion, refer to Note 5 in the Notes to Condensed Consolidated Financial Statements.

Results of Operations
Revenues
Medical Segment
The following is a summary of first quarter Medical revenues by organizational unit:

	Three months ended December 31,
(Millions of dollars)	2015	2014	Total Change	Estimated FX Impact	Foreign Currency Neutral Change
Medication and Procedural Solutions	$848	$601	41.2%	(7.7)%	48.9%
Medication Management Solutions	550	—	NM	NM	NM
Diabetes Care	256	263	(3.0)%	(6.9)%	3.9%
Pharmaceutical Systems	197	208	(5.4)%	(8.0)%	2.6%
Respiratory Solutions	209	—	NM	NM	NM
Deferred revenue adjustment (A)	(6)	—	NM	NM	NM
Total Medical Revenues	$2,054	$1,072	91.6%	(9.3)%	100.9%

(A)
Represents the amortization of the acquisition-date write-down of CareFusion’s deferred revenue balance to reflect a fair value measurement as of the acquisition date. The write-down primarily related to software maintenance contracts in the United States. Revenue for these contracts is typically deferred and recognized over the term of the contracts.

Overall Medical segment revenue growth in the current year's quarter largely reflected the inclusion of CareFusion’s sales in the current period’s results. Revenue growth in our Medication and Procedural Solutions unit, which includes our former Medical Surgical Systems unit, additionally reflected growth in sales of infusion therapy and safety-engineered products. Revenue growth for the Diabetes Care unit resulted from period-over-period volume increases in pen needle sales. Revenue growth for the Pharmaceutical Systems unit reflected sales of self-injection systems, which was partially offset by an unfavorable comparison to the prior-year period, which included the impact of favorable order pattern timing. Global sales of safety-engineered products were $467 million, as compared with $296 million in the prior year’s quarter, which reflected the inclusion of CareFusion's sales in the current-year period, partially offset by an estimated $20 million unfavorable impact due to foreign currency translation.

	Three months ended December 31,
	2015	2014
Medical segment operating income (Millions of dollars)	$465	$304
Segment operating income as % of Medical revenues	22.6%	28.3%
Gross profit margin was lower in the current quarter as compared with the first quarter of 2015 primarily due to the amortization of intangible assets acquired in the CareFusion transaction, the amortization of the acquisition-date write-down of CareFusion’s deferred revenue balance, as previously discussed, and unfavorable foreign currency translation. These unfavorable impacts on gross margin were partially offset by lower manufacturing costs from continuous improvement projects and lower raw material costs. Selling and administrative expense for the first quarter of fiscal year 2016 reflected cost synergies resulting from the CareFusion acquisition, partially offset by depreciation of fixed assets acquired in the CareFusion acquisition. Research and development expenses for the quarter increased $53 million, or 135% above the prior year’s period, primarily due to the inclusion of CareFusion’s costs in the current period’s results.

Life Sciences Segment
The following is a summary of first quarter Life Sciences revenues by organizational unit:

	Three months ended December 31,
(Millions of dollars)	2015	2014	Total Change	Estimated FX Impact	Foreign Currency Neutral Change
Preanalytical Systems	$344	$353	(2.7)%	(7.1)%	4.4%
Diagnostic Systems	313	338	(7.2)%	(6.4)%	(0.8)%
Biosciences	276	288	(4.4)%	(5.6)%	1.2%
Total Life Sciences Revenues	$933	$979	(4.8)%	(6.5)%	1.7%
Life Sciences segment revenue growth for the quarter was driven by the Preanalytical Systems and Biosciences units. The Preanalytical Systems unit's revenue growth was driven by sales of safety-engineered products in the United States, Europe and emerging markets. Global sales of safety-engineered products in the Preanalytical Systems unit totaled $270 million, compared with $278 million in the prior year’s quarter, and included an estimated $19 million unfavorable impact due to foreign currency translation. The Diagnostic Systems unit's first quarter revenue growth rates reflected an unfavorable comparison to the prior-year period, which benefited from a very strong influenza season, and lower capital spending in China. These unfavorable impacts to revenue growth were partially offset by growth in sales of microbiology products and molecular diagnostic platforms, including the BD MAXTM, as well as by growth of international sales of the Women's Health and Cancer platform. The Biosciences unit’s revenue growth was driven by reseach instrument and reagent sales, which was partially offset by the unfavorable timing of clinical customer tenders in emerging markets.

	Three months ended December 31,
	2015	2014
Life Sciences segment operating income (Millions of dollars)	$202	$214
Segment operating income as % of Life Sciences revenues	21.6%	21.8%
Gross profit margin was lower in the first quarter of fiscal year 2016 compared with the first quarter of 2015 primarily due to unfavorable foreign currency translation and various immaterial items. These negative factors influencing gross margin were partially offset primarily by lower manufacturing costs from continuous improvement projects. Selling and administrative expense as a percentage of Life Sciences revenues in the first quarter of 2016 was lower compared with the first quarter of 2015 due to various immaterial items. Research and development expense in the first quarter of 2016 decreased by $2 million, or 3%, which was primarily influenced by the timing of project spending.
Geographic Revenues
BD’s worldwide first quarter revenues by geography were as follows:

	Three months ended December 31,
(Millions of dollars)	2015	2014	Total Change	Estimated FX Impact	Foreign Currency Neutral Change
United States	$1,691	$881	92.0%	—	92.0%
International	1,295	1,170	10.7%	(13.9)%	24.6%
Total Revenues	$2,986	$2,051	45.6%	(7.9)%	53.5%
The Medical segment's U.S. revenue growth reflected the inclusion of CareFusion’s U.S. sales of approximately $786 million as well as growth in sales of the Medication and Procedural Solutions unit's infusion therapy products and of the Diabetes Care unit's pen needles. U.S. Life Sciences revenue growth in the first quarter of fiscal year 2016 reflected an unfavorable comparison to the prior-year period due to a milder than expected influenza season in the current-year period. This unfavorable impact to U.S. Life Sciences revenues was partially offset by growth in the Biosciences unit’s sales of research reagents and the Preanalytical Systems unit's sales of safety-engineered products. U.S. Life Sciences revenue growth in the quarter was also favorably impacted by sales of microbiology products and the BD MAXTM platform.
International revenue growth in the Medical segment also reflected the inclusion of CareFusion’s sales in the current year’s quarter. The Medical segment's international revenue growth also reflected solid performance by the Pharmaceutical Systems unit. The Life Sciences segment's international revenue growth reflected growth in the Diagnostic Systems and Preanalytical Systems units' sales. The Diagnostic Systems unit's international revenue growth was driven by microbiology products, sales of the Women's Health and Cancer platform and an expanded BD MAXTM in Europe. International revenue growth in the Biosciences unit's sales was unfavorably impacted by tender delays in emerging markets. Effective October 1, 2015, we changed the composition of countries that we define as emerging markets within the Asia Pacific region. On this redefined basis, emerging market revenues for the first quarter were $465 million, compared with $451 million in the prior year’s quarter, and included an estimated $53 million unfavorable impact due to foreign currency translation. Revenue growth in emerging markets for the first quarter was primarily driven by the inclusion of CareFusion's sales in the period.
Gross Profit Margin and Operating Expenses
A summary of gross profit margin, selling and administrative expense and research and development expense for the three months ended December 31, 2015 and 2014 is as follows:

	Three months ended December 31,		Increase (decrease) in basis points
	2015	2014
(Millions of dollars)
Gross profit margin %	47.1%	50.9%	(380)
Selling and administrative expense (Millions of dollars)	$748	$544
% of revenues	25.1%	26.5%	(140)
Research and development expense (Millions of dollars)	$187	$129
% of revenues	6.3%	6.3%	—
Gross profit margin
The decrease in gross profit margin for the first quarter of fiscal year 2016 compared with the prior-year period in 2015 reflected a 470 basis point decline attributable to CareFusion acquisition-related asset depreciation and amortization and an estimated unfavorable impact of 120 basis points relating to foreign currency. This pressure on gross margin was offset by 210 basis points of operating performance resulting from favorable product mix, lower manufacturing costs from continuous improvement projects and lower raw material costs.
Selling and administrative expense
Selling and administrative expense as a percentage of revenues in the current year’s period reflected cost synergies resulting from the CareFusion acquisition and favorable foreign currency translation, partially offset by the depreciation of fixed assets acquired in the CareFusion acquisition. Selling and administrative expense as a percentage of revenues in the prior-year period reflected the charge of $12 million relating to the RTI litigation matter, as previously discussed.
Research and development expense
The increase in research and development expense for the current year's period compared with the prior year’s period primarily reflected the inclusion of CareFusion’s research and development expenses in the current quarter’s results. Research and development expense as a percentage of revenues in the current-year period reflected our continued investment in new products and innovation.
Acquisition-related costs
Acquisition-related costs were $121 million in the first quarter of fiscal year 2016 as compared to $23 million in the first quarter of the prior fiscal year. These costs represented financing, transaction, integration and restructuring costs associated with the CareFusion acquisition and portfolio rationalization. The transaction and integration costs specifically included advisory, legal, and other costs incurred in connection with the CareFusion acquisition. For further disclosures regarding the restructuring costs, refer to Note 10 in the Notes to Condensed Consolidated Financial Statements.

Net Interest Expense
The components of net interest expense were as follows:

	Three months ended December 31,
(Millions of dollars)	2015	2014
Interest expense	$(97)	$(76)
Interest income	6	10
Net interest expense	$(91)	$(66)
The increase in interest expense for the first quarter of fiscal year 2016 compared with the prior year period primarily reflected increased financing costs associated with the CareFusion acquisition, partially offset by $8 million due to the favorable amortization of the acquisition-date fair value-step recorded on CareFusion’s long-term debt and a comparison to the prior-year period, which included commitment fees for a bridge loan facility that was terminated in March 2015.
The decrease in interest income in the first quarter of fiscal year 2016 compared with the prior year’s period primarily reflected lower cash levels outside of the United States, partially offset by higher investment gains on assets related to our deferred compensation plans. The offsetting movements in the deferred compensation plan liability were recorded in Selling and administrative expense.
Income Taxes
The effective income tax rate was 14.0% for the first quarter of fiscal year 2016 compared with 17.4% in the first quarter of fiscal year 2015. The tax benefits of the specified items shown earlier reduced the current quarter's income tax rate by 750 basis points as the tax benefits on these specified items were primarily incurred in higher tax jurisdictions.
Net Income and Diluted Earnings per Share

	Three months ended December 31,
	2015	2014
Net Income (Millions of dollars)	$229	$236
Diluted Earnings per Share	$1.06	$1.20
The current quarter’s earnings per share reflected an unfavorable impact of $0.90 relating to the previously discussed specified items, as well as an estimated unfavorable impact due to foreign currency translation of $0.26. The prior-year quarter’s earnings per share reflected an unfavorable impact of $0.34 relating to the previously discussed specified items.
Liquidity and Capital Resources
Net Cash Flows from Operating Activities
Cash generated from operations, along with available cash and cash equivalents, is expected to be sufficient to fund our normal operating needs for the remainder of fiscal year 2016. Normal operating needs in fiscal year 2016 include working capital, capital expenditures, and cash dividends. Net cash provided by operating activities was $463 million during the first three months of fiscal year 2016, compared with $286 million in the same period in 2015, and was primarily attributable to income from continuing operations, as adjusted for depreciation and amortization and other non-cash items. The current period change in operating assets and liabilities was a net use of cash and primarily reflected lower levels of accounts payable and accrued expenses and higher levels of inventory, partially offset by lower levels of accounts receivables. Net cash provided by operating activities in the first three months of fiscal year 2015 was reduced by a discretionary cash contribution of $40 million to fund our pension obligation.
Net Cash Flows from Investing Activities
Net cash used for investing activities for the first three months of the current year was $145 million, compared with net cash provided by investing activities of $368 million in the prior-year period. Capital expenditures were $134 million in the first three months of fiscal year 2016 compared with $105 million in the prior-year period. Net cash provided by investing activities in the prior-year period reflected cash inflows from sales of investments of $618 million due to the maturities of time deposits in Europe, Latin America and Asia Pacific, partially offset by a cash outflow of $106 million related to our acquisition of GenCell Biosystems.
Net Cash Flows from Financing Activities
Net cash used for financing activities for the first three months of fiscal year 2016 was $145 million, compared with net cash provided by financing activities $6.033 billion in the prior-year period. Net cash provided by financing activities in the prior-

year period included the proceeds from $6.2 billion of notes issued in December 2014 to finance the completion of our acquisition of CareFusion in March 2015.
Debt-related Activities
Certain measures relating to our total debt, which was $12.8 billion at December 31, 2015 and September 30, 2015, were as follows:

	December 31, 2015	September 30, 2015
Short-term debt as a percentage of total debt	15.2%	11.3%
Weighted average cost of total debt	3.3%	3.3%
Total debt as a percentage of total capital*	59.7%	59.4%
*    Represents shareholders’ equity, net non-current deferred income tax liabilities, and debt.
The ratio of short-term debt as a percentage of total debt at December 31, 2015 reflected the reclassification, from long-term debt to short-term debt, of $500 million of 1.75% notes due on November 8, 2016. The ratio of debt as a percentage of total capital at September 30, 2015 reflects adjustments to the condensed consolidated balance sheet resulting from our adoption of revised presentation requirements relating to deferred taxes. Additional information regarding this adoption is provided in Note 2 in the Notes to Condensed Consolidated Financial Statements.
Cash and Short-term Investments
At December 31, 2015, total worldwide cash and short-term investments were approximately $1.6 billion, of which $579 million was held in jurisdictions outside of the United States. We regularly review the amount of cash and short-term investments held outside the United States and currently intend to use such amounts to fund our international operations and their growth initiatives. In addition, if these amounts were repatriated from foreign jurisdictions to the United States, there could be adverse tax consequences.
Credit Facilities

We have in place a commercial paper borrowing program which is available to meet our short-term financing needs, including working capital requirements. Borrowings outstanding under this program were $700 million at December 31, 2015.
In January 2016, we amended an existing $1 billion syndicated credit facility, under which there were no borrowings outstanding at December 31, 2015, with a $1.5 billion syndicated credit facility that has an expiration date of January 2021. The new credit facility, under which we may issue up to $100 million in letters of credit, provides backup support for our commercial paper program and can also be used for other general corporate purposes. It includes a provision that enables BD, subject to additional commitments made by the lenders, to access up to an additional $500 million in financing through the facility for a maximum aggregate commitment of $2 billion. The credit facility includes a single financial covenant that requires BD to maintain an interest expense coverage ratio of not less than 5-to-1 for the most recent four consecutive fiscal quarters. We were in compliance with this covenant as of December 31, 2015. We also have informal lines of credit outside the United States.
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
The following are some important factors that could cause our actual results to differ from our expectations in any forward-looking statements. For further discussion of certain of these factors, see Item 1A. Risk Factors in our 2015 Annual Report on Form 10-K.

•
Weakness in the global economy and financial markets, and the potential adverse effect on the cost of operating our business, the demand for our products and services, the prices for our products and services due to increases in pricing pressure, or our ability to produce our products, including the impact on developing countries.

•
Deficit reduction efforts or other adverse changes in the availability of government funding for healthcare and research that could further weaken demand for our products and result in additional pricing pressures, as well as create potential collection risks associated with such sales.

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

•
The consequences of the Patient Protection and Affordable Care Act in the United States, which implemented an excise tax on U.S. sales of certain medical devices (which has been suspended until January 1, 2018), and which could result in reduced demand for our products, increased pricing pressures or otherwise adversely affect our business.

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

•	Changes in reimbursement practices of governmental or private third-party payers.

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

•
Security breaches of our computer and communications systems or our products, including computer viruses, “hacking” and “cyber-attacks,” which could impair our ability to conduct business, result in the loss of BD trade secrets or otherwise compromise sensitive information of BD or its customers, suppliers and other business partners, or result in product efficacy or safety concerns.

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

•
Product efficacy or safety concerns regarding our products resulting in product recalls, regulatory action on the part of the U.S. Food and Drug Administration (FDA) or foreign counterparts, declining sales and product liability claims, particularly in light of the current regulatory environment, in which there has been increased enforcement activity by the FDA. As a result of the CareFusion acquisition, we are operating under a consent decree with the FDA relating to our U.S. infusion pump business. The consent decree authorizes the FDA, in the event of any violations in the future, to order us to cease manufacturing and distributing products, recall products or take other actions, and we may be required to pay significant monetary damages if we fail to comply with any provision of the consent decree.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in information reported since the end of the fiscal year ended September 30, 2015.
Item 4.    Controls and Procedures
An evaluation was carried out by BD’s management, with the participation of BD’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of BD’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of December 31, 2015. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were, as of the end of the period covered by this report, effective and designed to ensure that material information relating to BD and its consolidated subsidiaries would be made known to them by others within these entities. There were no changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2015 identified in connection with the above-referenced evaluation that have materially affected, or are reasonably likely to materially affect, BD’s internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1.    Legal Proceedings
We are involved, both as a plaintiff and a defendant, in various legal proceedings which arise in the ordinary course of business, including product liability and environmental matters as set forth in our 2015 Annual Report on Form 10-K and in Note 5 of the Notes to Condensed Consolidated Financial Statements in this report. Since September 30, 2015, the following developments have occurred with respect to the legal proceedings in which we are involved:
Glynn-Brunswick Hospital Authority
A motion BD filed to dismiss a class action complaint, which had been filed in the U.S. District Court for the Southern District of Georgia by Glynn-Brunswick Hospital Authority, was granted on January 29, 2016.
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

Item 1A.    Risk Factors
There were no material changes in the risk factors previously disclosed in Part I, Item 1A, of our 2015 Annual Report on Form 10-K during the period covered by this report.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
The table below sets forth certain information regarding our purchases of common stock of BD during the quarter ended December 31, 2015.
Issuer Purchases of Equity Securities

For the three months ended December 31, 2015	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
October 1 – 31, 2015	2,096	$133.31	—	9,147,060
November 1 – 30, 2015	807	144.73	—	9,147,060
December 1 – 31, 2015	—	—	—	9,147,060
Total	2,903	$136.48	—	9,147,060

(1)
Represents 2,903 shares purchased during the quarter in open market transactions by the trust relating to BD’s Deferred Compensation and Retirement Benefit Restoration Plan and 1996 Directors’ Deferral Plan.

(2)	Any repurchases would be made pursuant to the repurchase program authorized by the Board of Directors on September 24, 2013 for 10 million shares, for which there is no expiration date

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

Becton, Dickinson and Company
(Registrant)
Dated: February 5, 2016

/s/ Christopher Reidy
Christopher Reidy
Executive Vice President, Chief Financial Officer and Chief Administrative Officer
(Principal Financial Officer)

/s/ John Gallagher
John Gallagher
Senior Vice President, Corporate Finance, Controller and Treasurer
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