Form 10-Q
period 2016-03-31
BECTON DICKINSON & CO
filed 2016-05-06
CIK 10795

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Shares Outstanding as of March 31, 2016
Common stock, par value $1.00	212,202,004

BECTON, DICKINSON AND COMPANY
FORM 10-Q
For the quarterly period ended March 31, 2016

ITEM 1. FINANCIAL STATEMENTS
BECTON, DICKINSON AND COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
Millions of dollars

	March 31, 2016	September 30, 2015
	(Unaudited)
Assets
Current Assets:
Cash and equivalents	$1,696	$1,424
Short-term investments	15	20
Trade receivables, net	1,574	1,618
Current portion of net investment in sales-type leases	311	75
Inventories:
Materials	314	384
Work in process	302	280
Finished products	1,229	1,295
	1,846	1,959
Assets held for sale	618	—
Prepaid expenses and other	551	563
Total Current Assets	6,612	5,659
Property, Plant and Equipment	8,170	8,277
Less allowances for depreciation and amortization	4,390	4,217
Property, Plant and Equipment, Net	3,779	4,060
Goodwill	7,448	7,537
Customer Relationships, Net	3,128	3,250
Developed Technology, Net	2,721	2,977
Other Intangibles, Net	682	797
Capitalized Software, Net	346	362
Net Investment in Sales-Type Leases, Less Current Portion	826	1,118
Other Assets	694	717
Total Assets	$26,236	$26,478
Liabilities and Shareholders’ Equity
Current Liabilities:
Short-term debt	$1,651	$1,452
Payables and accrued expenses	2,527	2,930
Liabilities held for sale	202	—
Total Current Liabilities	4,380	4,381
Long-Term Debt	10,864	11,370
Long-Term Employee Benefit Obligations	1,146	1,133
Deferred Income Taxes and Other	2,181	2,430
Commitments and Contingencies (See Note 5)
Shareholders’ Equity
Common stock	333	333
Capital in excess of par value	4,600	4,475
Retained earnings	12,600	12,314
Deferred compensation	20	20
Common stock in treasury - at cost	(8,240)	(8,239)
Accumulated other comprehensive loss	(1,647)	(1,738)
Total Shareholders’ Equity	7,666	7,164
Total Liabilities and Shareholders’ Equity	$26,236	$26,478
Amounts may not add due to rounding.
See notes to condensed consolidated financial statements

BECTON, DICKINSON AND COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Millions of dollars, except per share data
(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2016	2015	2016	2015
Revenues	$3,067	$2,051	$6,054	$4,102
Cost of products sold	1,584	1,005	3,162	2,011
Selling and administrative expense	732	511	1,480	1,055
Research and development expense	182	129	369	258
Acquisitions and other restructurings	104	113	225	136
Total Operating Costs and Expenses	2,601	1,758	5,236	3,460
Operating Income	466	293	818	642
Interest expense	(99)	(91)	(196)	(167)
Interest income	3	8	9	19
Other income, net	6	15	11	17
Income Before Income Taxes	376	225	642	510
Income tax provision	38	9	75	58
Net Income	338	216	567	452
Basic Earnings per Share	$1.59	$1.10	$2.67	$2.32
Diluted Earnings per Share	$1.56	$1.08	$2.62	$2.28
Dividends per Common Share	$0.66	$0.60	$1.32	$1.20
Amounts may not add due to rounding.
See notes to condensed consolidated financial statements

BECTON, DICKINSON AND COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Millions of dollars
(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2016	2015	2016	2015
Net Income	$338	$216	$567	$452
Other Comprehensive Income (Loss), Net of Tax
Foreign currency translation adjustments	179	(497)	63	(638)
Defined benefit pension and postretirement plans	12	11	24	22
Net unrealized gains (losses) on cash flow hedges, net of reclassifications	1	2	4	(6)
Other Comprehensive Income (Loss), Net of Tax	193	(484)	91	(621)
Comprehensive Income (Loss)	$531	$(267)	$658	$(169)
Amounts may not add due to rounding.
See notes to condensed consolidated financial statements

BECTON, DICKINSON AND COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Millions of dollars
(Unaudited)

	Six Months Ended March 31,
	2016	2015
Operating Activities
Net income	$567	$452
Adjustments to net income to derive net cash provided by operating activities:
Depreciation and amortization	569	277
Share-based compensation	119	92
Deferred income taxes	(112)	(13)
Change in operating assets and liabilities	(194)	(255)
Pension obligation	40	(3)
Other, net	30	(37)
Net Cash Provided by Operating Activities	1,020	514
Investing Activities
Capital expenditures	(258)	(252)
Capitalized software	(11)	(17)
Proceeds from investments, net	10	813
Acquisitions of businesses, net of cash acquired	—	(8,307)
Divestitures of businesses	111	—
Other, net	(22)	(66)
Net Cash Used for Investing Activities	(170)	(7,829)
Financing Activities
Change in short-term debt	(300)	1,502
Proceeds from long-term debt	—	6,164
Payments of debt	(1)	(2)
Excess tax benefits from payments under share-based compensation plans	51	40
Dividends paid	(280)	(232)
Issuance of common stock and other, net	(45)	(79)
Net Cash (Used for) Provided by Financing Activities	(576)	7,392
Effect of exchange rate changes on cash and equivalents	(2)	(26)
Net increase in cash and equivalents	272	51
Opening Cash and Equivalents	1,424	1,861
Closing Cash and Equivalents	$1,696	$1,912
Amounts may not add due to rounding.
See notes to condensed consolidated financial statements

BECTON, DICKINSON AND COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
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
Note 2 – Accounting Changes
New Accounting Principle Adopted
In November 2015, the Financial Accounting Standards Board ("FASB") issued amended guidance that requires entities to present deferred tax assets and liabilities as noncurrent on the balance sheet instead of separating deferred taxes into current and noncurrent amounts. Early adoption is permitted under the amendments. The Company has retrospectively adopted the guidance effective October 1, 2015 and as such, the condensed consolidated balance sheet as of September 30, 2015 reflects the reclassification of current deferred tax assets of $387 million as noncurrent amounts, after giving effect to jurisdictional netting requirements.
New Accounting Principle Not Yet Adopted
In February 2016, the FASB issued a new lease accounting standard which requires lessees to recognize lease assets and lease liabilities on the balance sheet. The new standard also requires expanded disclosures regarding leasing arrangements. The Company is currently evaluating the impact that this new lease accounting standard will have on its consolidated financial statements upon its adoption of the standard on October 1, 2019.

Note 3 – Accumulated Other Comprehensive Income (Loss)
The components and changes of Accumulated other comprehensive income (loss) for the six-month period ended March 31, 2016 were as follows:

(Millions of dollars)	Total	Foreign Currency Translation		Benefit Plans	Cash Flow Hedges
Balance at September 30, 2015	$(1,738)	$(961)		$(741)	$(36)
Other comprehensive income before reclassifications, net of taxes	61	63	(A)	—	(2)
Amounts reclassified into income, net of taxes	30	—		24	6
Balance at March 31, 2016	$(1,647)	$(899)		$(717)	$(32)

(A)	The gain for the six months ended March 31, 2016 was primarily attributable to the strengthening of certain European and Asian currencies against the U.S. dollar during the period.

Reclassifications out of Accumulated other comprehensive income (loss) were as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
(Millions of dollars)	2016	2015	2016	2015
Benefit Plans
Reclassification of losses into income	$19	$17	$37	$34
Associated tax benefits	(6)	(6)	(13)	(12)
Amounts reclassified into income, net of taxes (A)	$12	$11	$24	$22

Cash Flow Hedges
Reclassification of losses into income	$5	$2	$9	$5
Associated tax benefits	(2)	(1)	(3)	(2)
Amounts reclassified into income, net of taxes (B)	$3	$2	$6	$3

(A)	These reclassifications were not recorded into income in their entirety and were included in the computation of net periodic benefit plan costs. Additional details are provided in Note 8.

(B)	These reclassifications were recorded to Interest expense and Cost of products sold.

Note 4 – Earnings per Share
The weighted average common shares used in the computations of basic and diluted earnings per share (shares in thousands) were as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2016	2015	2016	2015
Average common shares outstanding	212,469	196,085	212,077	194,447
Dilutive share equivalents from share-based plans	4,069	3,853	4,618	4,046
Average common and common equivalent shares outstanding – assuming dilution	216,538	199,938	216,695	198,493
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
On July 17, 2015, a class action complaint was filed against the Company in the U.S. District Court for the Southern District of Georgia. The plaintiffs, Glynn-Brunswick Hospital Authority, trading as Southeast Georgia Health System, and Southeast Georgia Health System, Inc., seek to represent a class of acute care purchasers of BD syringes and IV catheters. The complaint alleges that BD monopolized the markets for syringes and IV catheters through contracts, theft of technology, false advertising, acquisitions, and other conduct. The complaint seeks treble damages but does not specify the amount of alleged damages. The Company filed a motion to dismiss the complaint which was granted on January 29, 2016. Plaintiffs have sought to file an amended complaint, which BD has opposed.
The Company believes that it has meritorious defenses to each of the above-mentioned suits pending against the Company and is engaged in a vigorous defense of each of these matters.
The Company is also involved both as a plaintiff and a defendant in other legal proceedings and claims that arise in the ordinary course of business.
The Company is a potentially responsible party to a number of federal administrative proceedings in the United States brought under the Comprehensive Environment Response, Compensation and Liability Act, also known as “Superfund,” and similar state laws. The affected sites are in varying stages of development. In some instances, the remedy has been completed, while in others, environmental studies are underway or commencing. For several sites, there are other potentially responsible parties that may be jointly or severally liable to pay all cleanup costs.

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
Financial information for the Company’s segments was as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
(Millions of dollars)	2016	2015	2016	2015
Revenues (A)
Medical	$2,131	$1,106	$4,185	$2,177
Life Sciences	936	945	1,869	1,925
Total Revenues	$3,067	$2,051	$6,054	$4,102
Income Before Income Taxes
Medical (B)	$513	$328	$978	$632
Life Sciences	202	200	404	413
Total Segment Operating Income	715	528	1,381	1,045
Acquisitions and other restructurings	(104)	(113)	(225)	(136)
Net interest expense	(96)	(83)	(187)	(149)
Other unallocated items (C)	(139)	(107)	(328)	(250)
Income Before Income Taxes	$376	$225	$642	$510

(A)	Intersegment revenues are not material.

(B)
The amounts for the three and six months ended March 31, 2016 include increases of $116 million and $246 million in the three and six-month periods, respectively, of non-cash amortization expense associated with acquisition-related identifiable intangible assets related to CareFusion.

(C)	Primarily comprised of foreign exchange, corporate expenses, and share-based compensation expense.

Revenues by geographic areas were as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
(Millions of dollars)	2016	2015	2016	2015
Revenues
United States	$1,719	$863	$3,410	$1,744
International	1,349	1,188	2,644	2,358
Total Revenues	$3,067	$2,051	$6,054	$4,102
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
The fair value of share-based payments is recognized as compensation expense in net income. For the three months ended March 31, 2016 and 2015, compensation expense charged to income was $43 million and $44 million, respectively. For the six months ended March 31, 2016 and 2015, compensation expense charged to income was $119 million and $92 million, respectively.
The amount of unrecognized compensation expense for all non-vested share-based awards as of March 31, 2016 was approximately $259 million, which is expected to be recognized over a weighted-average remaining life of approximately 2.2 years. Certain pre-acquisition equity awards of CareFusion were converted into either BD restricted stock awards or BD stock options, as applicable, as of the acquisition date, with substantially the same terms and conditions as were applicable under such CareFusion awards immediately prior to the acquisition date. Included in the unrecognized compensation expense is $20 million associated with these replacement awards.
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

Net pension and postretirement cost included the following components for the three months ended March 31:

	Pension Plans		Other Postretirement Benefits
(Millions of dollars)	2016	2015	2016	2015
Service cost	$20	$19	$1	$1
Interest cost	18	21	1	2
Expected return on plan assets	(27)	(30)	—	—
Amortization of prior service credit	(4)	(4)	(1)	(1)
Amortization of loss	19	17	—	1
Settlements	1	—	—	—
Net pension and postretirement cost	$27	$23	$1	$2

Net pension and postretirement cost included the following components for the six months ended March 31:

	Pension Plans		Other Postretirement Benefits
(Millions of dollars)	2016	2015	2016	2015
Service cost	$41	$38	$1	$2
Interest cost	37	43	3	4
Expected return on plan assets	(55)	(61)	—	—
Amortization of prior service credit	(7)	(8)	(2)	(2)
Amortization of loss	39	34	1	1
Settlements	1	—	—	—
Net pension and postretirement cost	$55	$46	$3	$4

The amounts provided above for amortization of prior service credit and amortization of loss represent the reclassifications of prior service credits and net actuarial losses that were recognized in Accumulated other comprehensive income (loss) in prior periods.

Postemployment benefit costs were $10 million for the three-month periods ended March 31, 2016 and 2015. Postemployment benefit costs were $20 million and $21 million for the six-month periods ended March 31, 2016 and 2015, respectively. Employee termination costs associated with the Company's restructuring activities are provided in Note 11.

Note 9 – Acquisition

CareFusion Corporation
On March 17, 2015, the Company acquired a 100% interest in CareFusion, a global medical technology company with a comprehensive portfolio of products in the areas of medication management, infection prevention, operating room and procedural effectiveness, and respiratory care.  The acquisition was accounted for under the acquisition method of accounting for business combinations. The operating activities from the acquisition date through March 31, 2015 were not material to the Company’s consolidated results of operations. As such, CareFusion’s operating results were included in the Company’s consolidated results of operations beginning on April 1, 2015. Revenues for the three and six months ended March 31, 2016 include revenues attributable to CareFusion of $1.017 billion and $2.033 billion, respectively. The operating income of the acquired CareFusion operation is no longer specifically identifiable due to the progression of the Company's integration activities.
The following table provides the pro forma results for the six months ended March 31, 2016 and 2015 as if CareFusion had been acquired as of the beginning of the periods presented.

(Millions of dollars, except per share data)	Six Months Ended March 31,
	2016	2015

Revenues	$6,063	$6,168

Net Income	$719	$640

Diluted Earnings per Share	$3.32	$2.98
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

Note 10 – Divestiture
Respiratory Solutions
In March 2016, the Company signed a definitive agreement to sell 50.1% of its Respiratory Solutions business and form a joint venture with respect to this business.  Under the agreement, the Company will transfer the Respiratory Solutions business to a new  standalone entity in which it will retain a 49.9% non-controlling interest, and the buyer will own the remainder. The buyer will control the operations and governance of the joint venture. The condensed consolidated balance sheet at March 31, 2016 includes assets and liabilities held for sale under this agreement of approximately $588 million and $202 million, respectively. The Respiratory Solutions business was acquired in the CareFusion acquisition in 2015 and was a component of the Medical segment. The transaction is expected to close later in 2016, subject to regulatory approvals and the satisfaction of customary closing conditions. The historical financial results for the Respiratory Solutions business will not be classified as a discontinued operation.
Note 11 – Business Restructuring Charges
In connection with the CareFusion acquisition and portfolio rationalization initiatives, the Company incurred restructuring costs during the six months ended March 31, 2016, which were recorded as Acquisitions and other restructurings. Restructuring liability activity for the six months ended March 31, 2016 was as follows:

(Millions of dollars)	Employee Termination	Share-based Compensation (A)	Other (B)	Total
Balance at September 30, 2015	$62	$—	$—	$62
Charged to expense	33	25	91	149
Cash payments	(52)	—	(32)	(84)
Non-cash settlements	—	(25)	—	(25)
Other adjustments	—	—	(59)	(59)
Balance at March 31, 2016	$43	$—	$—	$43

(A)	Additional disclosures are provided in Note 7.

(B)	Includes a non-cash charge of $28 million, after-tax, relating to the Company's agreement reached in December 2015 to sell a non-core asset.

Note 12 – Intangible Assets
Intangible assets consisted of:

	March 31, 2016		September 30, 2015
(Millions of dollars)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets
Customer relationships	$3,361	$233	$3,370	$120
Developed technology	3,355	635	3,487	510
Product rights	131	40	128	35
Trademarks	405	36	405	26
Patents and other	338	241	333	212
Amortized intangible assets	$7,590	$1,185	$7,723	$903
Unamortized intangible assets
Acquired in-process research and development	$124		$203
Trademarks	2		2
Unamortized intangible assets	$126		$205

Intangible amortization expense for the three months ended March 31, 2016 and 2015 was $138 million and $20 million, respectively. Intangible amortization expense for the six months ended March 31, 2016 and 2015 was $289 million and $40 million, respectively. The increase in intangible amortization expense in the current-year periods is mostly attributable to identifiable intangible assets acquired in the CareFusion transaction.
The following is a reconciliation of goodwill by business segment:

(Millions of dollars)	Medical		Life Sciences	Total
Goodwill as of September 30, 2015	$6,807		$730	$7,537
Purchase accounting adjustments/currency translation	(90)	(A)	1	(89)
Goodwill as of March 31, 2016	$6,718		$731	$7,448

(A)	Comprised of acquisition accounting adjustments made during the period relating to the CareFusion acquisition of $94 million primarily resulting from adjustment to the deferred tax liability accounts.

Note 13 – Derivative Instruments and Hedging Activities
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
The total notional amounts of the Company’s outstanding foreign exchange contracts as of March 31, 2016 and September 30, 2015 were $1.3 billion and $2.2 billion, respectively.
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
The total notional value of the Company's outstanding forward starting interest rate swaps designated as cash flow hedges was $250 million at March 31, 2016. The Company entered into these contracts in March 2016 to mitigate its exposure to interest rate risk. The Company had no outstanding interest rate swaps designated as cash flow hedges as of September 30, 2015.
The total notional amount of the Company’s outstanding interest rate swaps designated as fair value hedges was $375 million at March 31, 2016 and September 30, 2015. The outstanding swaps represent fixed-to-floating interest rate swap agreements the Company entered into to convert the interest payments on $375 million of the Company’s 3.125% notes due 2021 from the fixed rate to a floating interest rate based on LIBOR. Changes in the fair value of the interest rate swaps offset changes in the fair value of the fixed rate debt. The gains recorded on these fair value hedges, which were offset by losses recorded to the underlying debt instruments, are provided below.

	Three Months Ended March 31,		Six Months Ended March 31,
(Millions of dollars)	2016	2015	2016	2015
Gain (loss) on fair value hedges	$11	$6	$24	$16
Other Risk Exposures
The Company purchases resins, which are oil-based components used in the manufacture of certain products. Significant increases in world oil prices that lead to increases in resin purchase costs could impact future operating results. From time to time, the Company has managed price risks associated with these commodity purchases. The total notional amount of cash-settled forward contracts entered into in April 2015 to hedge global resin purchase volume throughout 2015 and 2016 was 24 million pounds ($13 million) and 49 million pounds ($25 million) at March 31, 2016 and September 30, 2015, respectively.

Effects on Consolidated Balance Sheets
The location and amounts of derivative instrument fair values in the consolidated balance sheet are segregated below between designated, qualifying hedging instruments and ones that are not designated for hedge accounting.

(Millions of dollars)	March 31, 2016	September 30, 2015
Asset derivatives-designated for hedge accounting
Interest rate swaps	$24	$19
Asset derivatives-undesignated for hedge accounting
Forward exchange contracts	22	13
Total asset derivatives (A)	$46	$32
Liability derivatives-designated for hedge accounting
Commodity forward contracts	$5	$10
Interest rate swaps	3	—
Liability derivatives-undesignated for hedge accounting
Forward exchange contracts	9	21
Total liability derivatives (B)	$16	$30

(A)	All asset derivatives are included in Prepaid expenses and other.

(B)	All liability derivatives are included in Payables and accrued expenses.

Effects on Consolidated Statements of Income
Cash flow hedges
The after-tax losses recognized for the three and six months ended March 31, 2016 in other comprehensive income relating to the previously discussed cash flow hedges were $2 million. There were no amounts recognized in other comprehensive income relating to cash flow hedges for the three months ended March 31, 2015. After-tax losses of $8 million recognized in Other comprehensive income (loss) for the six months ended March 31, 2015 were attributable to interest rate swaps that were entered into during the first quarter of fiscal year 2015 to partially hedge interest rate risk associated with the anticipated issuance of senior unsecured notes in connection with the Company’s acquisition of CareFusion. Additional disclosures regarding amounts recognized in the condensed consolidated statements of income for the three and six months ended March 31, 2016 and 2015 relating to cash flow hedges are provided in Note 3.
The Company’s designated derivative instruments are highly effective. As such, there are no gains or losses, related to hedge ineffectiveness or amounts excluded from hedge effectiveness testing, recognized immediately in income relative to derivative contracts outstanding in the periods presented.
Undesignated hedges
The location and amount of gains and losses recognized in income on derivatives not designated for hedge accounting were as follows:

	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
Derivatives Not Designated as Hedging Instruments		Three Months Ended March 31,		Six Months Ended March 31,
(Millions of dollars)		2016	2015	2016	2015
Forward exchange contracts (A)	Other income (expense), net	$15	$(94)	$26	$(96)

(A)
The gains and losses on forward contracts and currency options utilized to hedge the intercompany transactional foreign exchange exposures are largely offset by gains and losses on the underlying hedged items in Other income (expense), net.

Note 14 – Financial Instruments and Fair Value Measurements
The fair values of financial instruments, including those not recognized on the statement of financial position at fair value, carried at March 31, 2016 and September 30, 2015 are classified in accordance with the fair value hierarchy in the following tables:

		Basis of Fair Value Measurement
(Millions of dollars)	March 31, 2016 Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Institutional money market investments	$477	$477	$—	$—
Interest rate swaps	24	—	24	—
Forward exchange contracts	22	—	22	—
Total Assets	$523	$477	$46	$—
Liabilities
Forward exchange contracts	$9	$—	$9	$—
Commodity forward contracts	5	—	5	—
Interest rate swaps	3	—	3	—
Contingent consideration liabilities	57	—	—	57
Total Liabilities	$73	$—	$16	$57

		Basis of Fair Value Measurement
(Millions of dollars)	September 30, 2015 Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Institutional money market investments	$147	$147	$—	$—
Interest rate swaps	19	—	19	—
Forward exchange contracts	13	—	13	—
Total Assets	$179	$147	$32	$—
Liabilities
Forward exchange contracts	$21	$—	$21	$—
Commodity forward contracts	10	—	10	—
Contingent consideration liabilities	77	—	—	77
Total Liabilities	$108	$—	$30	$77
The Company’s institutional money market accounts permit daily redemption and the fair values of these investments are based upon the quoted prices in active markets provided by the holding financial institutions. The Company’s remaining cash equivalents were $1.219 billion and $1.277 billion at March 31, 2016 and September 30, 2015, respectively. Short-term investments are held to their maturities and are carried at cost, which approximates fair value. The cash equivalents consist of liquid investments with a maturity of three months or less and the short-term investments consist of instruments with maturities greater than three months and less than one year.
The Company measures the fair value of forward exchange contracts and interest rate swaps based upon the present value of expected future cash flows using market-based observable inputs including credit risk, interest rate yield curves, foreign currency spot prices and forward prices.
Long-term debt is recorded at amortized cost. The fair value of long-term debt is measured based upon quoted prices in active markets for similar instruments, which are considered Level 2 inputs in the fair value hierarchy. The fair value of long-term debt was $11.5 billion and $11.6 billion at March 31, 2016 and September 30, 2015, respectively. During the first quarter of fiscal year 2016, the Company reclassified $500 million of 1.75% notes due on November 8, 2016 from Long-Term Debt to Short-term debt. During the third quarter of fiscal year 2015, the Company reclassified $750 million of floating rates due on June 15, 2016 from Long-Term Debt to Short-term debt. The fair value of reclassified notes was $1.3 billion and $750 million at March 31, 2016 and September 30, 2015, respectively.

The contingent consideration liabilities were recognized as part of the consideration transferred by the Company for certain acquisitions. The fair values of the contingent consideration liabilities were estimated using probability-weighted discounted cash flow models that were based upon the probabilities assigned with regard to achievement of the contingent events. The estimated fair values of the contingent consideration liabilities are remeasured each reporting period based upon increases or decreases in the probability of the contingent payments. The change to the contingent consideration liability as of March 31, 2016 reflected the impact of a net decrease recorded in the second quarter of $22 million in the fair value of contingent consideration liabilities associated with certain product development milestones.
The Company’s policy is to recognize any transfers into fair value measurement hierarchy levels and transfers out of levels at the beginning of each reporting period. There were no transfers in and out of Level 1, Level 2 or Level 3 measurements for the three and six months ended March 31, 2016 and 2015.

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
Company Overview
Becton, Dickinson and Company (“BD”) is a global medical technology company engaged in the development, manufacture and sale of a broad range of medical supplies, devices, laboratory equipment and diagnostic products used by healthcare institutions, life science researchers, clinical laboratories, the pharmaceutical industry and the general public. The Company's organizational structure is based upon two principal business segments, BD Medical (“Medical”) and BD Life Sciences (“Life Sciences”).
BD’s products are manufactured and sold worldwide. Our products are marketed in the United States and internationally through independent distribution channels and directly to end-users by BD and independent sales representatives. We organize our operations outside the United States as follows: Europe; EMA (which includes the Commonwealth of Independent States, the Middle East and Africa); Greater Asia (which includes Japan and Asia Pacific); Latin America (which includes Mexico, Central America, the Caribbean, and South America); and Canada. We continue to pursue growth opportunities in emerging markets, which include the following geographic regions: Eastern Europe, the Middle East, Africa, Latin America and certain countries within Asia Pacific. We are primarily focused on certain countries whose healthcare systems are expanding, in particular, China and India.
Acquisition of CareFusion
On March 17, 2015, BD acquired a 100% interest in CareFusion Corporation ("CareFusion"). CareFusion’s operating results were included in BD’s consolidated results of operations beginning on April 1, 2015 and as such, the consolidated results of operations for the prior-year periods ended March 31, 2015 referenced in the commentary provided further below did not include CareFusion's results. CareFusion operates as part of our Medical segment.
Overview of Financial Results and Financial Condition
For the three months ended March 31, 2016, revenues increased 49.6% to $3.067 billion from the prior year, which primarily reflected an impact of $1.017 billion from the inclusion of CareFusion revenues in the current quarter’s results.  Revenue growth for BD's legacy operations was primarily driven by volume, and to a lesser extent price, but was offset by the impact of unfavorable foreign currency translation.
The current-year period’s total revenues reflected the following:

•
Second quarter Medical segment revenue growth reflected the inclusion of CareFusion’s sales in the current-year period's results, as well as continued growth attributable to the segment's BD legacy products in the Medication and Procedural Solutions, Diabetes Care and Pharmaceutical Systems units.

•	Life Sciences segment revenue growth in the second quarter reflected growth in the Preanalytical Systems and Diagnostic Systems units.

•
Worldwide sales of safety-engineered products reflected the inclusion of CareFusion's sales of safety-engineered products in the current year's quarter, as well as growth that was attributable to BD's legacy safety-engineered products. Second quarter sales in the United States of safety-engineered devices of $443 million increased 50.7% and second quarter international sales of safety-engineered devices of $290 million grew 13.1% over the prior year’s period, inclusive of an estimated 12.0% unfavorable impact due to foreign currency translation.

We continue to invest in research and development, geographic expansion, and new product promotions to drive further revenue and profit growth. Our ability to sustain our long-term growth will depend on a number of factors, including our ability to expand our core business (including geographical expansion), develop innovative new products, and continue to improve operating efficiency and organizational effectiveness, including through the integration of CareFusion. While the economic environment for the healthcare industry has stabilized, pricing pressures continue for some of our products. Healthcare utilization and research spending has stabilized and slightly improved in the United States; however, any destabilization in the future could adversely impact our U.S. businesses. Additionally, macroeconomic challenges in Europe continue to constrain healthcare utilization, although we currently view the environment as stable. In emerging markets, the Company’s growth is dependent primarily on government funding for healthcare systems.
Our financial position remains strong, with cash flows from operating activities totaling $1.020 billion in the first six months of fiscal year 2016. At March 31, 2016, we had $1.7 billion in cash and equivalents and short-term investments. We continued to return value to our shareholders in the form of dividends. During the first six months of fiscal year 2016, we paid cash dividends of $280 million. No shares were repurchased during the first six months of fiscal year 2016.
Each reporting period, we face currency exposure that arises from translating the results of our worldwide operations to the U.S. dollar at exchange rates that fluctuate from the beginning of such period. The ongoing relative strength of the U.S. dollar resulted in an unfavorable foreign currency translation impact to our revenue growth during the quarter. We evaluate our results of operations on both a reported and a foreign currency-neutral basis, which excludes the impact of fluctuations in foreign currency exchange rates. As exchange rates are an important factor in understanding period-to-period comparisons, we believe the presentation of results on a foreign currency-neutral basis in addition to reported results helps improve investors’ ability to understand our operating results and evaluate our performance in comparison to prior periods. Foreign currency-neutral ("FXN") information compares results between periods as if exchange rates had remained constant period-over-period. We use results on a foreign currency-neutral basis as one measure to evaluate our performance. We calculate foreign currency-neutral percentages by converting our current-period local currency financial results using the prior-period foreign currency exchange rates and comparing these adjusted amounts to our current-period results. These results should be considered in addition to, not as a substitute for, results reported in accordance with U.S. generally accepted accounting principles ("GAAP"). Results on a foreign currency-neutral basis, as we present them, may not be comparable to similarly titled measures used by other companies and are not measures of performance presented in accordance with U.S. GAAP.
Results of Operations
Revenues
Medical Segment
The following summarizes second quarter Medical revenues by organizational unit, as well as second quarter Medical sales of safety-engineered products:

	Three months ended March 31,
(Millions of dollars)	2016	2015	Total Change	Estimated FX Impact	FXN Change
Medication and Procedural Solutions	$831	$565	47.2%	(6.0)%	53.2%
Medication Management Solutions	536	—	NM	NM	NM
Diabetes Care	243	247	(1.3)%	(4.9)%	3.6%
Pharmaceutical Systems	311	294	5.6%	(5.4)%	11.0%
Respiratory Solutions	213	—	NM	NM	NM
Deferred revenue adjustment (A)	(4)	—	NM	NM	NM
Total Medical Revenues	$2,131	$1,106	92.8%	(6.4)%	99.2%

Medical segment safety-engineered products	$465	$281	65.5%	(6.1)%	71.6%

(A)
In accordance with U.S. GAAP business combination accounting rules, CareFusion’s deferred revenue balance was written down to reflect a fair value measurement as of the acquisition date.  The deferred revenue adjustment represents the amortization of this write-down which primarily relates to software maintenance contracts in the United States. Revenues for these contracts is typically deferred and recognized over the term of the contracts.

Overall Medical segment revenue growth in the current year's quarter largely reflected the inclusion of CareFusion’s sales in the current period’s results. Revenue growth in our Medication and Procedural Solutions unit, which includes our former Medical Surgical Systems unit, additionally reflected growth in sales of safety-engineered and infusion therapy products. Revenue growth for the Diabetes Care unit was driven by sales of pen needles and syringes. The Pharmaceutical Systems unit's revenue growth reflected sales of self-injection systems and the earlier than anticipated placement of orders within the current fiscal year.

Medical segment revenues and sales of safety-engineered products for the six-month period were as follows:

	Six months ended March 31,
(Millions of dollars)	2016	2015	Total Change	Estimated FX Impact	FXN Change
Total Medical Revenues	$4,185	$2,177	92.2%	(7.8)%	100.0%

Medical segment safety-engineered products	$932	$577	61.6%	(6.4)%	68.0%

Medical segment operating income for the three-month and six-month periods were as follows:

	Three months ended March 31,		Six months ended March 31,
(Millions of dollars)	2016	2015	2016	2015
Medical segment operating income	$513	$328	$978	$632

Segment operating income as % of Medical revenues	24.1%	29.7%	23.4%	29.0%
The Medical segment's operating income is driven by its performance with respect to gross profit margin and other operating expenses. Gross profit margin was lower in the current quarter as compared with the second quarter of 2015 primarily due to amortization of $116 million for intangible assets acquired in the CareFusion transaction. This unfavorable impact on gross margin was partially offset by lower manufacturing costs resulting from continuous improvement projects improving the efficiency of our operations. Selling and administrative expense for the second quarter of fiscal year 2016 was higher due to depreciation of fixed assets acquired in the CareFusion acquisition. Research and development expenses for the quarter increased $57 million, or 148% above the prior year’s period, primarily due to the inclusion of CareFusion’s costs in the current period’s results.
Life Sciences Segment
The following is a summary of second quarter Life Sciences revenues by organizational unit, as well as second quarter Life Sciences sales of safety-engineered products:

	Three months ended March 31,
(Millions of dollars)	2016	2015	Total Change	Estimated FX Impact	FXN Change
Preanalytical Systems	$340	$339	0.4%	(5.3)%	5.7%
Diagnostic Systems	319	318	0.4%	(4.2)%	4.6%
Biosciences	277	289	(4.1)%	(3.6)%	(0.5)%
Total Life Sciences Revenues	$936	$945	(1.0)%	(4.4)%	3.4%

Life Sciences segment safety-engineered products	$268	$269	(0.5)%	(5.1)%	4.6%
Life Sciences segment revenue growth for the quarter was driven by the Preanalytical Systems and Diagnostic Systems units. The Preanalytical Systems unit's revenue growth was driven by U.S. sales of safety-engineered products as well as by sales in Europe and emerging markets. The Diagnostic Systems unit's second quarter revenue growth rates reflected growth in sales of microbiology products. The Diagnostic Systems unit's second quarter revenues also benefited from a late start to the influenza season compared with the prior-year period. The Biosciences unit’s second quarter revenues were relatively flat compared with the prior-year period. Introductions of new products, continued increased demand for high-parameter instruments and growth in research reagents was offset by unfavorable timing of orders in Europe and delayed clinical tenders in Africa.

Life Sciences segment total revenues and sales of safety-engineered products for the six-month period were as follows:

	Six months ended March 31,
(Millions of dollars)	2016	2015	Total Change	Estimated FX Impact	FXN Change
Total Life Sciences Revenues	$1,869	$1,925	(2.9)%	(5.4)%	2.5%

Life Sciences segment safety-engineered products	$538	$547	(1.6)%	(5.9)%	4.3%

Life Sciences segment operating income for the three-month and six-month periods were as follows:

	Three months ended March 31,		Six months ended March 31,
(Millions of dollars)	2016	2015	2016	2015
Life Sciences segment operating income	$202	$200	$404	$413

Segment operating income as % of Life Sciences revenues	21.6%	21.1%	21.6%	21.5%
The Life Sciences segment's operating income is driven by its performance with respect to gross profit margin and other operating expenses. Gross profit margin in the second quarter of fiscal year 2016 was in line with the second quarter of 2015 as the unfavorable impact of foreign currency translation was offset by margin gains primarily resulting from operational efficiencies. Selling and administrative expense as a percentage of Life Sciences revenues in the second quarter of 2016 was also in line with the second quarter of 2015. Research and development expense in the second quarter of 2016 decreased by $4 million, or 5%, which was primarily influenced by the timing of project spending.
Geographic Revenues
BD’s worldwide second quarter revenues by geography were as follows:

	Three months ended March 31,
(Millions of dollars)	2016	2015	Total Change	Estimated FX Impact	FXN Change
United States	$1,719	$863	99.2%	—	99.2%
International	1,349	1,188	13.5%	(9.5)%	23.0%
Total Revenues	$3,067	$2,051	49.6%	(5.5)%	55.1%
U.S. revenues reflected growth from both segments. The Medical segment's U.S. revenues reflected the inclusion of CareFusion’s U.S. sales of approximately $806 million as well as growth in sales of the Medication and Procedural Solutions unit's infusion therapy products and the earlier than anticipated placement of orders within the fiscal year in the Pharmaceutical Systems unit, as previously discussed. U.S. Life Sciences revenue growth in the second quarter of fiscal year 2016 was driven by new product introductions, continued increased demand for high-parameter instruments and growth in research reagents in the Biosciences unit. U.S. Life Sciences revenue growth was also driven by the Diagnostic Systems unit's sales of microbiology products and molecular diagnostic platforms as well as by the Preanalytical Systems unit's sales of safety-engineered products. The Diagnostic Systems unit's second quarter revenues also benefited from a late start to the influenza season compared with the prior-year period.
In addition to the inclusion of CareFusion’s sales of approximately $211 million in the current year’s quarter, the Medical segment's international revenue growth reflected growth in the Medication and Procedural Solutions unit's sales of safety-engineered products, particularly in China. International revenue growth in the Medical segment also benefited from the earlier placement of orders in the Pharmaceutical Systems unit, as previously discussed. The Life Sciences segment's second quarter international revenue growth reflected growth of the Preanalytical Systems unit's sales of safety-engineered products in Western Europe and Asia Pacific and of the Diagnostic Systems unit's sales of microbiology products in Western Europe and Latin America. International revenue growth in the Life Sciences segment was negatively impacted by both the unfavorable timing of orders in Europe and delayed clinical tenders in Africa for the Biosciences unit.
Effective October 1, 2015, we changed the composition of countries that we define as emerging markets within the Asia Pacific region. On this redefined basis, emerging market revenues for the second quarter were $443 million, compared with $428 million in the prior year’s quarter, and included an estimated $46 million unfavorable impact due to foreign currency translation. Revenue growth in emerging markets for the second quarter was primarily driven by the inclusion of CareFusion's sales in the period.
Specified Items
Reflected in the financial results for the three and six-month periods of fiscal years 2016 and 2015 are the following specified items:

	Three months ended March 31,		Six months ended March 31,
(Millions of dollars)	2016	2015	2016	2015
Financing costs (A)	$—	$58	$—	$102
Transaction costs (A)	—	33	—	43
Integration costs (A)	40	18	75	31
Restructuring costs (A)	64	62	149	62
Purchase accounting adjustments (B)	115	9	268	27
Litigation-related charge (C)	—	—	—	12
Total specified items	218	180	492	277
Tax impact of specified items	85	77	164	108
After-tax impact of specified items	$134	$102	$329	$169

(A)
Represents financing, transaction, integration and restructuring costs associated with the CareFusion acquisition and portfolio rationalization. The financing costs were recorded in Interest expense. The transaction, integration and restructuring costs were recorded in Acquisitions and other restructurings.

(B)
Primarily represents non-cash amortization expense associated with acquisition-related identifiable intangible assets, including $116 million and $246 million in the current quarter and six-month period, respectively, related to CareFusion. BD’s amortization expense is primarily recorded in Costs of products sold. The adjustments in the three and six-month periods of fiscal year 2016 also include a net decrease in the fair value of certain contingent consideration liabilities of $22 million that was recognized in the second quarter.  The adjustment for the three and six months ended March 31, 2015 additionally reflected a pre-tax acquisition-date accounting gain of $9 million on a previously held investment.

(C)
Represents a charge for plaintiff attorneys’ fees, recorded in Selling and administrative expense, associated with the antitrust and false advertising lawsuit RTI filed against BD. For further discussion, refer to Note 5 in the Notes to Condensed Consolidated Financial Statements.

Gross Profit Margin
Gross profit margin for the three and six-month periods of fiscal year 2016 compared with the prior-year periods in 2015 reflected the following impacts:

	Three-month period	Six-month period
March 31, 2015 gross profit margin %	51.0%	51.0%
CareFusion acquisition-related asset depreciation and amortization	(4.0)%	(4.4)%
Foreign currency translation	(0.2)%	(0.6)%
Operating performance	1.6%	1.8%
March 31, 2016 gross profit margin %	48.4%	47.8%
The operating performance impacts for the current year's quarter and six-month period reflected lower manufacturing costs resulting from continuous improvement projects improving the efficiency of our operations.

Operating Expenses
A summary of operating expenses for the three and six months ended March 31, 2016 and 2015 is as follows:

	Three months ended March 31,		Increase (decrease) in basis points	Six months ended March 31,		Increase (decrease) in basis points
	2016	2015		2016	2015
(Millions of dollars)
Selling and administrative expense	$732	$511		$1,480	$1,055
% of revenues	23.9%	24.9%	(100)	24.5%	25.7%	(120)

Research and development expense	$182	$129		$369	$258
% of revenues	5.9%	6.3%	(40)	6.1%	6.3%	(20)

Acquisitions and other restructurings	$104	$113		$225	$136
Selling and administrative expense
Selling and administrative expense as a percentage of revenues in the current year’s three and six-month periods reflected cost synergies resulting from the CareFusion acquisition and favorable foreign currency translation, partially offset by the depreciation of fixed assets acquired in the CareFusion acquisition. Selling and administrative expense as a percentage of revenues in the prior-year six-month period reflected a charge of $12 million relating to the RTI litigation matter, as previously discussed.
Research and development expense
The increases in research and development expense for three and six-month periods of fiscal year 2016 compared with the prior-year periods in 2015 primarily reflected the inclusion of CareFusion’s research and development expenses in the current periods' results. The decreases in research and development expense as a percentage of revenues in the current year's periods reflected the timing of project spending.
Acquisitions and other restructurings
Costs relating to acquisitions and other restructurings in the three and six-month periods represented transaction, integration and restructuring costs associated with the CareFusion acquisition and portfolio rationalization. The transaction and integration costs specifically included advisory, legal, and other costs incurred in connection with the CareFusion acquisition. For further disclosures regarding the restructuring costs, refer to Note 11 in the Notes to Condensed Consolidated Financial Statements.
Net Interest Expense
The components of net interest expense for the three and six-month periods were as follows:

	Three months ended March 31,		Six months ended March 31,
(Millions of dollars)	2016	2015	2016	2015
Interest expense	$(99)	$(91)	$(196)	$(167)
Interest income	3	8	9	19
Net interest expense	$(96)	$(83)	$(187)	$(149)
The increases in interest expense for the three and six-month periods of fiscal year 2016 compared with the prior year's periods primarily reflected increased financing costs associated with the CareFusion acquisition, partially offset by favorable amortization of the acquisition-date fair value-step recorded on CareFusion’s long-term debt as well as by favorable comparison to the prior-year periods, which included commitment fees for a bridge loan facility that was terminated in March 2015.
The decreases in interest income for the three and six-month periods of fiscal year 2016 compared with the prior year’s periods primarily reflected lower cash levels outside of the United States and lower investment gains on assets related to our deferred compensation plans. The offsetting movements in the deferred compensation plan liability were recorded in Selling and administrative expense.

Income Taxes
The income tax rates for the three and six-month periods are provided below. The tax benefits of the specified items shown earlier reduced the current and prior-year periods' income tax rates as the tax benefits on these specified items were primarily incurred in higher tax jurisdictions.

	Three months ended March 31,		Six months ended March 31,
	2016	2015	2016	2015
Effective income tax rate	10.0%	3.9%	11.7%	11.4%

Favorable impact, in basis points, from tax benefits of specified items	1,060	1,740	930	980
Net Income and Diluted Earnings per Share
Net Income and Diluted Earnings per Share for the three and six-month periods were as follows:

	Three months ended March 31,		Six months ended March 31,
	2016	2015	2016	2015
Net Income (Millions of dollars)	$338	$216	$567	$452
Diluted Earnings per Share	$1.56	$1.08	$2.62	$2.28

Unfavorable impact-specified items	$(0.62)	$(0.51)	$(1.52)	$(0.85)
Unfavorable impact-foreign currency translation	$(0.14)		$(0.40)
Liquidity and Capital Resources
The following table summarizes our consolidated statement of cash flows:

	Six months ended March 31,
(Millions of dollars)	2016	2015
Net cash provided by (used for)
Operating activities	$1,020	$514
Investing activities	$(170)	$(7,829)
Financing activities	$(576)	$7,392
Net Cash Flows from Operating Activities
Cash generated from operations, along with available cash and cash equivalents, is expected to be sufficient to fund our normal operating needs for the remainder of fiscal year 2016. Normal operating needs in fiscal year 2016 include working capital, capital expenditures, and cash dividends. The change in net cash provided by operating activities was primarily attributable to income from continuing operations, as adjusted for depreciation and amortization and other non-cash items. The current period change in operating assets and liabilities was a net use of cash and primarily reflected lower levels of accounts payable and accrued expenses and higher levels of accounts receivables. Net cash provided by operating activities in the first six months of fiscal year 2015 was reduced by a discretionary cash contribution of $40 million to fund our pension obligation.
Net Cash Flows from Investing Activities
Capital expenditures were $258 million in the first six months of fiscal year 2016 compared with $252 million in the prior-year period. Net cash used for investing activities in the current-year period reflected $111 million of proceeds from the sale of a non-core asset. Net cash used for investing activities in the prior-year period reflected cash outflows of $8.3 billion related to our acquisition of CareFusion and other smaller acquisitions occurring in the prior-year period. These cash outflows in the prior-year period were partially offset by sales of investments of $813 million due to the maturities of time deposits in Europe, Latin America and Asia Pacific.

Net Cash Flows from Financing Activities
Net cash used for financing activities in the first six months of fiscal year 2016 included a payment of $300 to reduce the balance of our commercial paper program. Net cash provided by financing activities in the prior-year period included the proceeds from $6.2 billion of notes issued in December 2014 as well as $1.5 billion total proceeds from net borrowings under commercial paper programs and a term loan facility. These proceeds were used to finance the completion of our acquisition of CareFusion in March 2015.
Debt-related Activities
Certain measures relating to our total debt were as follows:

(Millions of dollars)	March 31, 2016	September 30, 2015
Total debt	$12,515	$12,822

Short-term debt as a percentage of total debt	13.2%	11.3%
Weighted average cost of total debt	3.4%	3.3%
Total debt as a percentage of total capital*	58.1%	59.4%
*    Represents shareholders’ equity, net non-current deferred income tax liabilities, and debt.
The ratio of short-term debt as a percentage of total debt at March 31, 2016 reflected the reclassification, from long-term debt to short-term debt, of $500 million of 1.75% notes due on November 8, 2016. The ratio of debt as a percentage of total capital at September 30, 2015 reflects adjustments to the condensed consolidated balance sheet resulting from our adoption of revised presentation requirements relating to deferred taxes. Additional information regarding this adoption is provided in Note 2 in the Notes to Condensed Consolidated Financial Statements.
Cash and Short-term Investments
At March 31, 2016, total worldwide cash and short-term investments were approximately $1.7 billion, of which $1.05 billion was held in jurisdictions outside of the United States. We regularly review the amount of cash and short-term investments held outside the United States and currently intend to use such amounts to fund our international operations and their growth initiatives. In addition, if these amounts were repatriated from foreign jurisdictions to the United States, there could be adverse tax consequences.
Credit Facilities

We have in place a commercial paper borrowing program which is available to meet our short-term financing needs, including working capital requirements. In February 2016, we increased the size of this program by $500 million so that it allows us to issue a maximum of $1.5 billion in notes. Borrowings outstanding under this program were $400 million at March 31, 2016, which reflected a payment of $300 million during the second quarter of fiscal year 2016, as previously discussed.
In January 2016, we replaced an existing $1 billion syndicated credit facility with a $1.5 billion syndicated credit facility that has an expiration date of January 2021. There were no borrowings outstanding under this credit facility at March 31, 2016. The credit facility, under which we may issue up to $100 million in letters of credit, provides backup support for our commercial paper program and can also be used for other general corporate purposes. It includes a provision that enables BD, subject to additional commitments made by the lenders, to access up to an additional $500 million in financing through the facility for a maximum aggregate commitment of $2 billion. The credit facility includes a single financial covenant that requires BD to maintain an interest expense coverage ratio of not less than 5-to-1 for the most recent four consecutive fiscal quarters. We were in compliance with this covenant as of March 31, 2016. We also have informal lines of credit outside the United States.
Concentrations of Credit Risk
We continually evaluate our accounts receivables for potential collection risks, particularly those resulting from sales to government-owned or government-supported healthcare facilities in certain countries, as payment may be dependent upon the financial stability and creditworthiness of those countries’ national economies. We continually evaluate all governmental receivables for potential collection risks associated with the availability of government funding and reimbursement practices. We believe the current reserves related to all governmental receivables are adequate and that this concentration of credit risk will not have a material adverse impact on our financial position or liquidity.

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
Forward-looking statements are based on our current expectations of future events. The forward-looking statements are, and will be, based on management’s then-current views and assumptions regarding future events, developments and operating performance, and speak only as of their dates. Investors should realize that if underlying assumptions prove inaccurate or unknown risks or uncertainties materialize, actual results could vary materially from our expectations and projections. Investors are therefore cautioned not to place undue reliance on any forward-looking statements. Furthermore, we undertake no obligation to update or revise any forward-looking statements after the date they are made, whether as a result of new information, future events and developments or otherwise, except as required by applicable law or regulations.
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

•
Our ability to penetrate or expand our operations in emerging markets, which depends on local economic and political conditions, and how well we are able to acquire or form strategic business alliances with local companies and make necessary infrastructure enhancements to production facilities and distribution networks. Our international operations also increase our compliance risks, including risks under the Foreign Corrupt Practices Act and other anti-corruption laws.

•
Political conditions in international markets, including civil unrest, terrorist activity, governmental changes, trade barriers, restrictions on the ability to transfer capital across borders and expropriation of assets by a government.

•
Security breaches of our computer and communications systems or our products, including computer viruses, “hacking” and “cyber-attacks,” which could impair our ability to conduct business, result in the loss of BD trade secrets or otherwise compromise sensitive information of BD or its customers, suppliers and other business partners, or of customers' patients, or result in product efficacy or safety concerns.

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
Item 4.    Controls and Procedures
An evaluation was carried out by BD’s management, with the participation of BD’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of BD’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of March 31, 2016. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were, as of the end of the period covered by this report, effective and designed to ensure that material information relating to BD and its consolidated subsidiaries would be made known to them by others within these entities. There were no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2016 identified in connection with the above-referenced evaluation that have materially affected, or are reasonably likely to materially affect, BD’s internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1.    Legal Proceedings
We are involved, both as a plaintiff and a defendant, in various legal proceedings which arise in the ordinary course of business, including product liability and environmental matters as set forth in our 2015 Annual Report on Form 10-K and in Note 5 of the Notes to Condensed Consolidated Financial Statements in this report. Since December 31, 2015, the following developments have occurred with respect to the legal proceedings in which we are involved:
Glynn-Brunswick Hospital Authority
Plaintiffs have sought to file an amended complaint, which BD has opposed.
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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
The table below sets forth certain information regarding our purchases of common stock of BD during the quarter ended March 31, 2016.
Issuer Purchases of Equity Securities

For the three months ended March 31, 2016	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
January 1 – 31, 2016	2,166	$144.66	—	9,147,060
February 1 – 29, 2016	966	145.41	—	9,147,060
March 1 – 31, 2016	—	—	—	9,147,060
Total	3,132	$144.89	—	9,147,060

(1)
Represents 3,132 shares purchased during the quarter in open market transactions by the trust relating to BD’s Deferred Compensation and Retirement Benefit Restoration Plan and 1996 Directors’ Deferral Plan.

(2)	Any repurchases would be made pursuant to the repurchase program authorized by the Board of Directors on September 24, 2013 for 10 million shares, for which there is no expiration date.

Item 3.    Defaults Upon Senior Securities
Not applicable.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
Not applicable.
Item 6.    Exhibits

Exhibit 10(a)
2004 Employee and Director Equity-Based Compensation Plan, as amended and restated as of January 26, 2016 (incorporated by reference to Exhibit 10 of the registrant’s Current Report on Form 10-K dated January 29, 2016).

Exhibit 10(b)
Five Year Credit Agreement, dated as of January 29, 2016, among Becton, Dickinson and Company, the banks named therein and Citibank, N.A., as administrative agent (incorporated by reference to Exhibit 10 of the registrant’s Current Report on Form 10-K dated February 4, 2016).

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
Dated: May 6, 2016

/s/ Christopher Reidy
Christopher Reidy
Executive Vice President, Chief Financial Officer and Chief Administrative Officer
(Principal Financial Officer)

/s/ John Gallagher
John Gallagher
Senior Vice President, Corporate Finance, Controller and Treasurer
(Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibits

10(a)
2004 Employee and Director Equity-Based Compensation Plan, as amended and restated as of January 26, 2016 (incorporated by reference to Exhibit 10 of the registrant’s Current Report on Form 10-K dated January 29, 2016).

10(b)
Five Year Credit Agreement, dated as of January 29, 2016, among Becton, Dickinson and Company, the banks named therein and Citibank, N.A., as administrative agent (incorporated by reference to Exhibit 10 of the registrant’s Current Report on Form 10-K dated February 4, 2016).

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