Form 10-Q
period 2016-06-30
BECTON DICKINSON & CO
filed 2016-08-04
CIK 10795

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Shares Outstanding as of June 30, 2016
Common stock, par value $1.00	212,925,842

BECTON, DICKINSON AND COMPANY
FORM 10-Q
For the quarterly period ended June 30, 2016

ITEM 1. FINANCIAL STATEMENTS
BECTON, DICKINSON AND COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
Millions of dollars

	June 30, 2016	September 30, 2015
	(Unaudited)
Assets
Current Assets:
Cash and equivalents	$1,686	$1,424
Short-term investments	15	20
Trade receivables, net	1,618	1,618
Current portion of net investment in sales-type leases	345	75
Inventories:
Materials	315	384
Work in process	303	280
Finished products	1,218	1,295
	1,835	1,959
Assets held for sale	625	—
Prepaid expenses and other	409	563
Total Current Assets	6,534	5,659
Property, Plant and Equipment	8,282	8,277
Less allowances for depreciation and amortization	4,469	4,217
Property, Plant and Equipment, Net	3,813	4,060
Goodwill	7,425	7,537
Customer Relationships, Net	3,075	3,250
Developed Technology, Net	2,658	2,977
Other Intangibles, Net	673	797
Capitalized Software, Net	340	362
Net Investment in Sales-Type Leases, Less Current Portion	785	1,118
Other Assets	712	717
Total Assets	$26,016	$26,478
Liabilities and Shareholders’ Equity
Current Liabilities:
Short-term debt	$1,351	$1,452
Payables and accrued expenses	2,672	2,930
Liabilities held for sale	195	—
Total Current Liabilities	4,219	4,381
Long-Term Debt	10,561	11,370
Long-Term Employee Benefit Obligations	1,159	1,133
Deferred Income Taxes and Other	2,045	2,430
Commitments and Contingencies (See Note 5)
Shareholders’ Equity
Common stock	333	333
Capital in excess of par value	4,650	4,475
Retained earnings	12,850	12,314
Deferred compensation	20	20
Common stock in treasury - at cost	(8,215)	(8,239)
Accumulated other comprehensive loss	(1,605)	(1,738)
Total Shareholders’ Equity	8,033	7,164
Total Liabilities and Shareholders’ Equity	$26,016	$26,478
Amounts may not add due to rounding.
See notes to condensed consolidated financial statements

BECTON, DICKINSON AND COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Millions of dollars, except per share data
(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2016	2015	2016	2015
Revenues	$3,198	$3,120	$9,252	$7,222
Cost of products sold	1,651	1,946	4,813	3,957
Selling and administrative expense	728	751	2,209	1,806
Research and development expense	207	178	575	436
Acquisitions and other restructurings	96	108	321	244
Total Operating Costs and Expenses	2,682	2,983	7,918	6,444
Operating Income	516	137	1,334	779
Interest expense	(97)	(105)	(293)	(272)
Interest income	5	2	14	20
Other (expense) income, net	(1)	5	10	23
Income Before Income Taxes	422	39	1,065	549
Income tax provision (benefit)	32	(23)	107	35
Net Income	390	62	958	514
Basic Earnings per Share	$1.83	$0.30	$4.51	$2.58
Diluted Earnings per Share	$1.80	$0.29	$4.41	$2.52
Dividends per Common Share	$0.66	$0.60	$1.98	$1.80
Amounts may not add due to rounding.
See notes to condensed consolidated financial statements

BECTON, DICKINSON AND COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Millions of dollars
(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2016	2015	2016	2015
Net Income	$390	$62	$958	$514
Other Comprehensive Income (Loss), Net of Tax
Foreign currency translation adjustments	38	80	101	(558)
Defined benefit pension and postretirement plans	12	11	36	33
Net unrealized losses on cash flow hedges, net of reclassifications	(7)	(2)	(3)	(8)
Other Comprehensive Income (Loss), Net of Tax	43	88	134	(533)
Comprehensive Income (Loss)	$433	$150	$1,091	$(19)
Amounts may not add due to rounding.
See notes to condensed consolidated financial statements

BECTON, DICKINSON AND COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Millions of dollars
(Unaudited)

	Nine Months Ended June 30,
	2016	2015
Operating Activities
Net income	$958	$514
Adjustments to net income to derive net cash provided by operating activities:
Depreciation and amortization	841	576
Share-based compensation	158	138
Deferred income taxes	(150)	(137)
Change in operating assets and liabilities	(49)	(42)
Pension obligation	63	17
Other, net	34	(14)
Net Cash Provided by Operating Activities	1,854	1,052
Investing Activities
Capital expenditures	(405)	(387)
Capitalized software	(19)	(26)
Proceeds from investments, net	12	837
Acquisitions of businesses, net of cash acquired	—	(8,334)
Divestitures of businesses	158	—
Other, net	(64)	(92)
Net Cash Used for Investing Activities	(318)	(8,003)
Financing Activities
Change in short-term debt	(150)	846
Proceeds from long-term debt	—	6,164
Payments of debt	(751)	(3)
Excess tax benefits from payments under share-based compensation plans	75	48
Dividends paid	(421)	(358)
Issuance of common stock and other, net	(29)	(30)
Net Cash (Used for) Provided by Financing Activities	(1,276)	6,667
Effect of exchange rate changes on cash and equivalents	2	(17)
Net increase (decrease) in cash and equivalents	262	(302)
Opening Cash and Equivalents	1,424	1,861
Closing Cash and Equivalents	$1,686	$1,559
Amounts may not add due to rounding.
See notes to condensed consolidated financial statements

BECTON, DICKINSON AND COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
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
New Accounting Principle Not Yet Adopted
In March 2016, the FASB issued guidance which amends certain aspects of the accounting for share-based compensation awards to employees. The aspects of share-based compensation accounting which are affected by the guidance include the timing of recognition for award-related income tax effects and the classification of awards as either equity or liabilities on the balance sheet. The amended guidance is effective for the Company on October 1, 2017 and early adoption is permitted. The Company is currently evaluating the impact that the guidance will have on its consolidated financial statements.
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

Note 3 – Accumulated Other Comprehensive Income (Loss)
The components and changes of Accumulated other comprehensive income (loss) for the nine-month period ended June 30, 2016 were as follows:

(Millions of dollars)	Total	Foreign Currency Translation		Benefit Plans	Cash Flow Hedges
Balance at September 30, 2015	$(1,738)	$(961)		$(741)	$(36)
Other comprehensive income (loss) before reclassifications, net of taxes	89	101	(A)	—	(12)
Amounts reclassified into income, net of taxes	45	—		36	9
Balance at June 30, 2016	$(1,605)	$(861)		$(705)	$(39)

(A)	The gain for the nine months ended June 30, 2016 was primarily attributable to the strengthening of certain European and Asian currencies against the U.S. dollar during the period.

Reclassifications out of Accumulated other comprehensive income (loss) were as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
(Millions of dollars)	2016	2015	2016	2015
Benefit Plans
Reclassification of losses into income	$18	$17	$55	$51
Associated tax benefits	(6)	(6)	(19)	(17)
Amounts reclassified into income, net of taxes (A)	$12	$11	$36	$33

Cash Flow Hedges
Reclassification of losses into income	$5	$2	$14	$7
Associated tax benefits	(2)	(1)	(5)	(3)
Amounts reclassified into income, net of taxes (B)	$3	$2	$9	$4

(A)	These reclassifications were not recorded into income in their entirety and were included in the computation of net periodic benefit plan costs. Additional details are provided in Note 8.

(B)	These reclassifications were recorded to Interest expense and Cost of products sold.

Note 4 – Earnings per Share
The weighted average common shares used in the computations of basic and diluted earnings per share (shares in thousands) were as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2016	2015	2016	2015
Average common shares outstanding	213,083	210,175	212,411	199,690
Dilutive share equivalents from share-based plans	4,289	4,753	4,735	4,546
Average common and common equivalent shares outstanding – assuming dilution	217,372	214,928	217,146	204,236
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
Financial information for the Company’s segments was as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
(Millions of dollars)	2016	2015	2016	2015
Revenues (A)
Medical	$2,235	$2,199	$6,420	$4,377
Life Sciences	963	921	2,832	2,845
Total Revenues	$3,198	$3,120	$9,252	$7,222
Income Before Income Taxes
Medical	$571	$483	$1,549	$1,115
Life Sciences	200	197	604	610
Total Segment Operating Income	771	680	2,152	1,725
Acquisitions and other restructurings	(96)	(108)	(321)	(244)
Net interest expense	(92)	(103)	(279)	(252)
Other unallocated items (B)	(160)	(430)	(488)	(680)
Income Before Income Taxes	$422	$39	$1,065	$549

(A)	Intersegment revenues are not material.

(B)
Primarily comprised of foreign exchange, corporate expenses, and share-based compensation expense. The amounts in the three and nine-month periods of fiscal year 2015 also included a fair value step-up adjustment of $281 million recorded relative to CareFusion’s inventory on the acquisition date.

Revenues by geographic areas were as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
(Millions of dollars)	2016	2015	2016	2015
Revenues
United States	$1,735	$1,693	$5,145	$3,437
International	1,463	1,427	4,107	3,785
Total Revenues	$3,198	$3,120	$9,252	$7,222
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
The fair value of share-based payments is recognized as compensation expense in net income. For the three months ended June 30, 2016 and 2015, compensation expense charged to income was $39 million and $46 million, respectively. For the nine months ended June 30, 2016 and 2015, compensation expense charged to income was $158 million and $138 million, respectively.
The amount of unrecognized compensation expense for all non-vested share-based awards as of June 30, 2016 was approximately $217 million, which is expected to be recognized over a weighted-average remaining life of approximately 2.1 years. Certain pre-acquisition equity awards of CareFusion were converted into either BD restricted stock awards or BD stock options, as applicable, as of the acquisition date, with substantially the same terms and conditions as were applicable under such CareFusion awards immediately prior to the acquisition date. Included in the unrecognized compensation expense is $14 million associated with these replacement awards.
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

Net pension and postretirement cost included the following components for the three months ended June 30:

	Pension Plans		Other Postretirement Benefits
(Millions of dollars)	2016	2015	2016	2015
Service cost	$20	$20	$1	$1
Interest cost	18	22	1	2
Expected return on plan assets	(27)	(32)	—	—
Amortization of prior service credit	(4)	(4)	(1)	(1)
Amortization of loss	19	18	—	1
Settlements	3	—	—	—
Net pension and postretirement cost	$29	$24	$1	$2

Net pension and postretirement cost included the following components for the nine months ended June 30:

	Pension Plans		Other Postretirement Benefits
(Millions of dollars)	2016	2015	2016	2015
Service cost	$61	$58	$2	$2
Interest cost	54	66	4	6
Expected return on plan assets	(82)	(93)	—	—
Amortization of prior service credit	(11)	(12)	(4)	(4)
Amortization of loss	58	52	1	2
Settlements	4	—	—	—
Net pension and postretirement cost	$85	$70	$4	$7

The amounts provided above for amortization of prior service credit and amortization of loss represent the reclassifications of prior service credits and net actuarial losses that were recognized in Accumulated other comprehensive income (loss) in prior periods.

Postemployment benefit costs were $10 million for the three-month periods ended June 30, 2016 and 2015. Postemployment benefit costs were $30 million and $31 million for the nine-month periods ended June 30, 2016 and 2015, respectively. Employee termination costs associated with the Company's restructuring activities are provided in Note 11.

Note 9 – Acquisition

CareFusion Corporation
On March 17, 2015, the Company acquired a 100% interest in CareFusion, a global medical technology company with a comprehensive portfolio of products in the areas of medication management, infection prevention, operating room and procedural effectiveness, and respiratory care.  The acquisition was accounted for under the acquisition method of accounting for business combinations. The operating activities from the acquisition date through March 31, 2015 were not material to the Company’s consolidated results of operations. As such, CareFusion’s operating results were included in the Company’s consolidated results of operations beginning on April 1, 2015. The revenues and operating income of the acquired CareFusion operation are no longer specifically identifiable due to the progression of the Company's integration activities.
The following table provides the pro forma results for the nine months ended June 30, 2016 and 2015 as if CareFusion had been acquired as of the beginning of the periods presented.

(Millions of dollars, except per share data)	Nine Months Ended June 30,
	2016	2015

Revenues	$9,263	$9,301

Net Income	$1,169	$966

Diluted Earnings per Share	$5.38	$4.49
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

Note 10 – Divestiture
Respiratory Solutions
In March 2016, the Company signed a definitive agreement to sell 50.1% of its Respiratory Solutions business and form a joint venture with respect to this business.  Under the agreement, the Company will transfer the Respiratory Solutions business to a new standalone entity in which it will retain a 49.9% non-controlling interest, and the buyer will own the remainder. The buyer will control the operations and governance of the joint venture. Assets and liabilities held for sale on the condensed consolidated balance sheet at June 30, 2016 include assets and liabilities subject to this agreement of approximately $614 million and $195 million, respectively. The Respiratory Solutions business was acquired in the CareFusion acquisition in 2015 and was a component of the Medical segment. The transaction is expected to close later in 2016, subject to regulatory approvals and the satisfaction of customary closing conditions. The historical financial results for the Respiratory Solutions business have not been classified as a discontinued operation.

Note 11 – Business Restructuring Charges
In connection with the CareFusion acquisition and portfolio rationalization initiatives, the Company incurred restructuring costs during the nine months ended June 30, 2016, which were recorded as Acquisitions and other restructurings. Restructuring liability activity for the nine months ended June 30, 2016 was as follows:

(Millions of dollars)	Employee Termination	Share-based Compensation (A)	Other (B)	Total
Balance at September 30, 2015	$62	$—	$—	$62
Charged to expense	53	33	113	199
Cash payments	(65)	—	(47)	(112)
Non-cash settlements	—	(33)	—	(33)
Other adjustments	—	—	(66)	(66)
Balance at June 30, 2016	$50	$—	$—	$50

(A)	Additional disclosures are provided in Note 7.

(B)	Includes a non-cash charge of $28 million, after-tax, relating to the Company's agreement reached in December 2015 to sell a non-core asset.

Note 12 – Intangible Assets
Intangible assets consisted of:

	June 30, 2016		September 30, 2015
(Millions of dollars)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets
Customer relationships	$3,361	$286	$3,370	$120
Developed technology	3,358	700	3,487	510
Product rights	131	43	128	35
Trademarks	405	41	405	26
Patents and other	342	248	333	212
Amortized intangible assets	$7,597	$1,317	$7,723	$903
Unamortized intangible assets
Acquired in-process research and development	$124		$203
Trademarks	2		2
Unamortized intangible assets	$126		$205

Intangible amortization expense for the three months ended June 30, 2016 and 2015 was $133 million and $151 million, respectively. Intangible amortization expense for the nine months ended June 30, 2016 and 2015 was $422 million and $192 million, respectively. The increase in intangible amortization expense in the current nine-month period is primarily attributable to identifiable intangible assets acquired in the CareFusion transaction.

The following is a reconciliation of goodwill by business segment:

(Millions of dollars)	Medical		Life Sciences	Total
Goodwill as of September 30, 2015	$6,807		$730	$7,537
Divestiture	(32)		—	(32)
Purchase accounting adjustments/currency translation	(82)	(A)	2	(80)
Goodwill as of June 30, 2016	$6,694		$732	$7,425

(A)
Comprised of acquisition accounting adjustments made during the first and second quarters of fiscal year 2016 relating to the CareFusion acquisition of $94 million primarily resulting from adjustment to the deferred tax liability accounts.

Note 13 – Derivative Instruments and Hedging Activities
The Company uses derivative instruments to mitigate certain exposures. The effects these derivative instruments and hedged items have on financial position, financial performance, and cash flows are provided below.
Foreign Currency Risks and Related Strategies
The Company has foreign currency exposures throughout Europe, Greater Asia, Canada and Latin America. Transactional currency exposures that arise from entering into transactions, generally on an intercompany basis, in non-hyperinflationary countries that are denominated in currencies other than the functional currency are mitigated primarily through the use of forward contracts and currency options. Hedges of the transactional foreign exchange exposures resulting primarily from intercompany payables and receivables are undesignated hedges. As such, the gains or losses on these instruments are recognized immediately in income. The offset of these gains or losses against the gains and losses on the underlying hedged items, as well as the hedging costs associated with the derivative instruments, is recognized in Other income (expense), net. The total notional amounts of the Company’s outstanding foreign exchange hedges of transactional foreign exchange exposures were $1.4 billion and $2.2 billion as of June 30, 2016 and September 30, 2015, respectively.
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
The total notional value of the Company's outstanding forward starting interest rate swaps designated as cash flow hedges was $500 million at June 30, 2016. The Company entered into these contracts in March and April 2016 to mitigate its exposure to interest rate risk. The Company had no outstanding interest rate swaps designated as cash flow hedges as of September 30, 2015.
The total notional amount of the Company’s outstanding interest rate swaps designated as fair value hedges was $375 million at June 30, 2016 and September 30, 2015. The outstanding swaps represent fixed-to-floating interest rate swap agreements the Company entered into to convert the interest payments on $375 million of the Company’s 3.125% notes due 2021 from the fixed rate to a floating interest rate based on LIBOR. Changes in the fair value of the interest rate swaps offset changes in the fair value of the fixed rate debt. The gains (losses) recorded on these fair value hedges, which were offset by losses (gains) recorded to the underlying debt instruments, are provided below.

	Three Months Ended June 30,		Nine Months Ended June 30,
(Millions of dollars)	2016	2015	2016	2015
Gains (losses) on fair value hedges	$3	$(7)	$9	$9
Other Risk Exposures
The Company purchases resins, which are oil-based components used in the manufacture of certain products. Significant increases in world oil prices that lead to increases in resin purchase costs could impact future operating results. From time to time, the Company has managed price risks associated with these commodity purchases. The total notional amount of cash-settled forward contracts entered into in April 2015 to hedge global resin purchase volume throughout 2015 and 2016 was 12 million pounds ($6 million) and 49 million pounds ($25 million) at June 30, 2016 and September 30, 2015, respectively.
Effects on Consolidated Balance Sheets
The location and amounts of derivative instrument fair values in the consolidated balance sheet are segregated below between designated, qualifying hedging instruments and ones that are not designated for hedge accounting.

(Millions of dollars)	June 30, 2016	September 30, 2015
Asset derivatives-designated for hedge accounting
Interest rate swaps	$27	$19
Asset derivatives-undesignated for hedge accounting
Forward exchange contracts	12	13
Total asset derivatives (A)	$39	$32
Liability derivatives-designated for hedge accounting
Commodity forward contracts	$2	$10
Interest rate swaps	19	—
Liability derivatives-undesignated for hedge accounting
Forward exchange contracts	8	21
Total liability derivatives (B)	$30	$30

(A)	All asset derivatives are included in Prepaid expenses and other.

(B)	All liability derivatives are included in Payables and accrued expenses.

Effects on Consolidated Statements of Income
Cash flow hedges
All derivative instrument-related amounts recognized in other comprehensive income and earnings during the three and nine-month periods ended June 30, 2016 and 2015 relate to interest rate swaps and commodity forward contracts.

	Three Months Ended June 30,		Nine Months Ended June 30,
(Millions of dollars)	2016	2015	2016	2015
After-tax losses relating to cash flow hedges recognized in other comprehensive income (loss)	$(10)	$(4)	$(12)	$(12)
The losses recognized for the three and nine-month periods ended June 30, 2016 primarily related to the previously discussed forward starting interest rate swaps entered into in fiscal year 2016. The losses recognized for the three months ended June 30, 2015 were attributable to the previously discussed commodity forward contracts entered into in April 2015. The losses for the nine months ended June 30, 2015 included the losses relating to the commodity forward contracts as well as $8 million attributable to interest rate swaps entered into during the first quarter of fiscal year 2015 to partially hedge interest rate risk associated with the anticipated issuance of senior unsecured notes in connection with the Company’s acquisition of CareFusion. Additional disclosures regarding amounts recognized in the condensed consolidated statements of income relating to cash flow hedges are provided in Note 3.

The Company’s designated derivative instruments are highly effective. As such, there are no gains or losses, related to hedge ineffectiveness or amounts excluded from hedge effectiveness testing, recognized immediately in income relative to derivative contracts outstanding in the periods presented.
Undesignated hedges
The location and amount of gains and losses recognized in income on derivatives not designated for hedge accounting were as follows:

	Location of (Loss) Gain Recognized in Income on Derivatives	Amount of (Loss) Gain Recognized in Income on Derivatives
Derivatives Not Designated as Hedging Instruments		Three Months Ended June 30,		Nine Months Ended June 30,
(Millions of dollars)		2016	2015	2016	2015
Forward exchange contracts (A)	Other income (expense), net	$(13)	$50	$13	$(46)

(A)
The gains and losses on forward contracts and currency options utilized to hedge the intercompany transactional foreign exchange exposures are largely offset by gains and losses on the underlying hedged items in Other income (expense), net.

Note 14 – Financial Instruments and Fair Value Measurements
The fair values of financial instruments, including those not recognized on the statement of financial position at fair value, carried at June 30, 2016 and September 30, 2015 are classified in accordance with the fair value hierarchy in the following tables:

		Basis of Fair Value Measurement
(Millions of dollars)	June 30, 2016 Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Institutional money market investments	$404	$404	$—	$—
Interest rate swaps	27	—	27	—
Forward exchange contracts	12	—	12	—
Total Assets	$442	$404	$39	$—
Liabilities
Forward exchange contracts	$8	$—	$8	$—
Commodity forward contracts	2	—	2	—
Interest rate swaps	19	—	19	—
Contingent consideration liabilities	53	—	—	53
Total Liabilities	$83	$—	$30	$53

		Basis of Fair Value Measurement
(Millions of dollars)	September 30, 2015 Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Institutional money market investments	$147	$147	$—	$—
Interest rate swaps	19	—	19	—
Forward exchange contracts	13	—	13	—
Total Assets	$179	$147	$32	$—
Liabilities
Forward exchange contracts	$21	$—	$21	$—
Commodity forward contracts	10	—	10	—
Contingent consideration liabilities	77	—	—	77
Total Liabilities	$108	$—	$30	$77
The Company’s institutional money market accounts permit daily redemption and the fair values of these investments are based upon the quoted prices in active markets provided by the holding financial institutions. The Company’s remaining cash equivalents were $1.283 billion and $1.277 billion at June 30, 2016 and September 30, 2015, respectively. Short-term investments are held to their maturities and are carried at cost, which approximates fair value. The cash equivalents consist of liquid investments with a maturity of three months or less and the short-term investments consist of instruments with maturities greater than three months and less than one year.
The Company measures the fair value of forward exchange contracts and interest rate swaps based upon the present value of expected future cash flows using market-based observable inputs including credit risk, interest rate yield curves, foreign currency spot prices and forward prices.
Long-term debt is recorded at amortized cost. The fair value of long-term debt is measured based upon quoted prices in active markets for similar instruments, which are considered Level 2 inputs in the fair value hierarchy. The fair value of long-term debt was $11.4 billion and $11.6 billion at June 30, 2016 and September 30, 2015, respectively. During the first and third quarters of fiscal year 2016, the Company reclassified $500 million of 1.750% notes due on November 8, 2016 and $300 million of 1.450% notes due on May 15, 2017, respectively, from Long-Term Debt to Short-term debt. The fair value of reclassified notes was $802 million and $750 million at June 30, 2016 and September 30, 2015, respectively. The balance of reclassified notes at September 30, 2015, which has been repaid, represented $750 million of floating rate notes due on June 15, 2016.
The contingent consideration liabilities were recognized as part of the consideration transferred by the Company for certain acquisitions. The fair values of the contingent consideration liabilities were estimated using probability-weighted discounted cash flow models that were based upon the probabilities assigned with regard to achievement of the contingent events. The estimated fair values of the contingent consideration liabilities are remeasured each reporting period based upon increases or decreases in the probability of the contingent payments. The change to the contingent consideration liability for the nine months ended June 30, 2016 primarily reflected a net decrease of $26 million, which was recorded in Selling and administrative expense, in the fair value of contingent consideration liabilities associated with certain product development milestones.
The Company’s policy is to recognize any transfers into fair value measurement hierarchy levels and transfers out of levels at the beginning of each reporting period. There were no transfers in and out of Level 1, Level 2 or Level 3 measurements for the three and nine months ended June 30, 2016 and 2015.

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
Acquisition of CareFusion
On March 17, 2015, BD acquired a 100% interest in CareFusion Corporation ("CareFusion"). CareFusion’s operating results were included in BD’s consolidated results of operations beginning on April 1, 2015 and as such, the consolidated results of operations for the first six months of the nine-month period ended June 30, 2015 referenced in the commentary provided further below did not include CareFusion's results. CareFusion operates as part of our Medical segment.
Overview of Financial Results and Financial Condition
For the three months ended June 30, 2016, revenues of $3.198 billion increased 2.5% from the prior year period. The increase in revenue was attributable to volume growth of 3.5%, which includes a net unfavorable impact of 0.5% resulting from the termination of a distribution agreement in the Respiratory Solutions unit and, to a lesser extent, the impact of purchase accounting on deferred revenue related to the acquisition of CareFusion. Revenue growth attributable to volume was offset by approximately 0.9% of foreign currency translation.  Price was not a material driver of growth for the period and accounted for approximately 0.1% of growth.

The current-year period’s volume impact reflected the following:

•
Third quarter Medical segment sales were driven by growth in the Medication Management Solutions, Diabetes Care and Medication and Procedural Solutions units. Third quarter revenues in the Respiratory Solutions unit were unfavorably impacted by the termination of a distribution contract, as noted above.

•	Life Sciences segment sales in the third quarter primarily reflected growth in the Diagnostic Systems and Preanalytical Systems units.

•
Worldwide sales of safety-engineered products reflected growth that was attributable to both segments. Third quarter sales in the United States of safety-engineered devices of $450 million increased 5.3% and third quarter international sales of safety-engineered devices of $334 million grew 10.8% over the prior year’s period, inclusive of an estimated 3.1% unfavorable impact due to foreign currency translation.

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

Our financial position remains strong, with cash flows from operating activities totaling $1.854 billion in the first nine months of fiscal year 2016. At June 30, 2016, we had $1.7 billion in cash and equivalents and short-term investments. We continued to return value to our shareholders in the form of dividends. During the first nine months of fiscal year 2016, we paid cash dividends of $421 million. No shares were repurchased during the first nine months of fiscal year 2016.
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
Results of Operations
Revenues
Medical Segment
The following summarizes third quarter Medical revenues by organizational unit, as well as third quarter Medical sales of safety-engineered products:

	Three months ended June 30,
(Millions of dollars)	2016	2015	Total Change	Estimated FX Impact	FXN Change
Medication and Procedural Solutions	$851	$848	0.3%	(1.8)%	2.1%
Medication Management Solutions	587	554	5.9%	(0.3)%	6.2%
Diabetes Care	258	245	5.5%	(1.1)%	6.6%
Pharmaceutical Systems	342	333	2.5%	1.0%	1.5%
Respiratory Solutions	199	232	(13.9)%	(0.2)%	(13.7)%
Deferred revenue adjustment (A)	(2)	(13)	(82.9)%	—%	(82.9)%
Total Medical Revenues	$2,235	$2,199	1.6%	(0.8)%	2.4%

Medical segment safety-engineered products	$493	$454	8.6%	(1.0)%	9.6%

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

Third quarter revenues in the Medication and Procedural Solutions unit reflected growth in sales of infusion therapy and safety-engineered products. The Medication Management Solutions unit's revenue growth reflected installations of dispensing capital and sales of infusion systems. The Diabetes Care unit's revenue growth in the quarter was driven by sales of pen needles. Third quarter revenue growth in the Pharmaceutical Systems unit reflected growth in sales of self-injection systems and safety-engineered products. The timing, in the second quarter of the current fiscal year, of earlier than anticipated customer orders in the Pharmaceutical Systems and capital placements in the Respiratory Solutions unit unfavorably impacted third quarter revenues as compared to the prior-year period. Third quarter revenues, as compared to the prior year, in the Respiratory Solutions unit were also unfavorably impacted by the termination of a distribution contract, as previously discussed.

Medical segment revenues and sales of safety-engineered products for the nine-month period were as follows:

	Nine months ended June 30,
(Millions of dollars)	2016	2015	Total Change	Estimated FX Impact	FXN Change
Total Medical Revenues	$6,420	$4,377	46.7%	(4.2)%	50.9%

Medical segment safety-engineered products	$1,425	$1,031	38.2%	(4.0)%	42.2%

Medical segment operating income for the three-month and nine-month periods were as follows:

	Three months ended June 30,		Nine months ended June 30,
(Millions of dollars)	2016	2015	2016	2015
Medical segment operating income	$571	$483	$1,549	$1,115

Segment operating income as % of Medical revenues	25.5%	22.0%	24.1%	25.5%
The Medical segment's operating income is driven by its performance with respect to gross profit margin and operating expenses. Gross profit margin was higher in the current quarter as compared with the third quarter of 2015 primarily due to lower manufacturing costs resulting from continuous improvement projects improving the efficiency of our operations and lower raw material costs, partially offset by unfavorable foreign currency translation. Selling and administrative expense for the third quarter of fiscal year 2016 was lower primarily due to the suspension of the medical device excise tax imposed under the U.S. Patient Protection Affordable Care Act. Research and development expenses for the quarter increased $18 million, or 19% above the prior year’s period, which reflected increased investment in new products and platforms.
Life Sciences Segment
The following is a summary of third quarter Life Sciences revenues by organizational unit, as well as third quarter Life Sciences sales of safety-engineered products:

	Three months ended June 30,
(Millions of dollars)	2016	2015	Total Change	Estimated FX Impact	FXN Change
Preanalytical Systems	$366	$349	4.8%	(1.8)%	6.6%
Diagnostic Systems	327	302	8.2%	(1.3)%	9.5%
Biosciences	270	269	0.4%	(0.8)%	1.2%
Total Life Sciences Revenues	$963	$921	4.6%	(1.4)%	6.0%

Life Sciences segment safety-engineered products	$291	$275	5.9%	(1.7)%	7.6%
The Preanalytical Systems unit's revenue growth was driven by U.S. and international sales of safety-engineered products. Growth in the Diagnostic Systems unit was driven by core microbiology sales, including BD KiestraTM installations, and sales of molecular diagnostic platforms during the quarter. The Biosciences unit’s third quarter revenues reflected pressure on sales of HIV-related clinical products in Africa and delayed government funding, primarily in Western Europe and Japan, offset by growth in sales of research instruments in the United States and global sales of research reagents.

Life Sciences segment total revenues and sales of safety-engineered products for the nine-month period were as follows:

	Nine months ended June 30,
(Millions of dollars)	2016	2015	Total Change	Estimated FX Impact	FXN Change
Total Life Sciences Revenues	$2,832	$2,845	(0.5)%	(4.2)%	3.7%

Life Sciences segment safety-engineered products	$829	$822	0.9%	(4.5)%	5.4%

Life Sciences segment operating income for the three-month and nine-month periods were as follows:

	Three months ended June 30,		Nine months ended June 30,
(Millions of dollars)	2016	2015	2016	2015
Life Sciences segment operating income	$200	$197	$604	$610

Segment operating income as % of Life Sciences revenues	20.8%	21.4%	21.3%	21.4%
The Life Sciences segment's operating income is driven by its performance with respect to gross profit margin and operating expenses. Gross profit margin in the third quarter of fiscal year 2016 was lower compared with the third quarter of 2015 primarily due to the unfavorable impact of foreign currency translation, partially offset by lower manufacturing costs resulting from continuous improvement projects improving the efficiency of our operations. Selling and administrative expense as a percentage of Life Sciences revenues in the third quarter of 2016 was also lower compared to the prior-year period primarily due to the suspension of the medical device excise tax. Research and development expense in the third quarter of 2016 increased by $7 million, or 10% above the prior year’s period, which reflected increased investment in new products and platforms.
Geographic Revenues
BD’s worldwide third quarter revenues by geography were as follows:

	Three months ended June 30,
(Millions of dollars)	2016	2015	Total Change	Estimated FX Impact	FXN Change
United States	$1,735	$1,693	2.5%	—	2.5%
International	1,463	1,427	2.5%	(2.1)%	4.6%
Total Revenues	$3,198	$3,120	2.5%	(0.9)%	3.4%
U.S. revenues reflected growth from both segments. The Medical segment's U.S. revenues reflected growth in sales of the Diabetes Care unit's pen needles as well as growth from the Medication Management Solutions unit's dispensing equipment and infusion systems. U.S. revenue growth in the Medical segment also reflected sales of self-injection systems and safety-engineered products in the Pharmaceutical Systems unit. U.S. growth in the Respiratory Solutions unit was negatively impacted by the termination of a distribution contract, as previously discussed. U.S. Life Sciences revenue growth in the third quarter of fiscal year 2016 was driven by sales of the Preanalytical Systems unit's products as well as the Diagnostic Systems unit's blood culture and molecular diagnostic platforms. U.S. Life Sciences revenue growth also reflected research instrument placements and research reagent sales in the Biosciences unit.
The Medical segment's international revenue growth was driven by sales in China and by sales of safety-engineered products. The Medication Management Solutions unit's international revenue growth was driven by dispensing equipment installations. International revenue growth in the Medical segment was negatively impacted by the timing of orders in the Pharmaceutical Systems unit and by the timing of the Respiratory Solutions unit's capital placements, as previously discussed. The Life Sciences segment's third quarter international revenue growth reflected the Diagnostic Systems unit's BD KiestraTM installations in Western Europe as well as sales of core microbiology products and cervical cancer-related product offerings. The Preanalytical Systems unit's international revenue growth was driven by sales of safety-engineered products in all regions. International revenue growth in the Biosciences unit was negatively impacted by the previously discussed funding delays and pressure on sales of HIV-related clinical products in Africa.

Effective October 1, 2015, we changed the composition of countries that we define as emerging markets within the Asia Pacific region. On this redefined basis, emerging market revenues for the third quarter were $485 million, compared with $491 million in the prior year’s quarter, and included an estimated $31 million unfavorable impact due to foreign currency translation. Third quarter revenue growth in emerging markets reflected growth in China and Latin America, partially offset by declines in the Middle East and Africa.
Specified Items
Reflected in the financial results for the three and nine-month periods of fiscal years 2016 and 2015 are the following specified items:

	Three months ended June 30,		Nine months ended June 30,
(Millions of dollars)	2016	2015	2016	2015
Financing costs (A)	$—	$5	$—	$107
Transaction costs (A)	7	9	7	52
Integration costs (A)	40	24	115	55
Restructuring costs (A)	49	75	198	136
Purchase accounting adjustments (B)	127	439	395	466
Pension settlement charges	3	—	3	—
Other (C)	—	(5)	—	7
Total specified items	226	548	718	824
Tax impact of specified items	106	169	270	277
After-tax impact of specified items	$120	$379	$449	$547

(A)
Represents financing, transaction, integration and restructuring costs substantially associated with the CareFusion acquisition and portfolio rationalization. The financing costs were recorded in Interest expense. The transaction, integration and restructuring costs were recorded in Acquisitions and other restructurings.

(B)
Primarily represents non-cash amortization expense associated with acquisition-related identifiable intangible assets. BD’s amortization expense is primarily recorded in Costs of products sold. The adjustment in the nine-month period of fiscal year 2016 also included a net decrease in the fair value of certain contingent consideration liabilities of $26 million. The adjustments in the three and nine-month periods of fiscal year 2015 also included a fair value step-up adjustment of $281 million recorded relative to CareFusion’s inventory on the acquisition date. The adjustment for the nine months ended June 30, 2015 additionally reflected a pre-tax acquisition-date accounting gain of $9 million on a previously held investment.

(C)
The adjustments in the three and nine-month periods ended June 30, 2015 include a decrease to the liability for employee termination costs recorded relative to workforce reduction actions taken in the fourth quarter of fiscal year 2014. The adjustment in the nine-month period additionally includes a charge for plaintiff attorneys’ fees, recorded in Selling and administrative expense, associated with the antitrust and false advertising lawsuit RTI filed against BD. For further discussion, refer to Note 5 in the Notes to Condensed Consolidated Financial Statements.

Gross Profit Margin
Gross profit margin for the three and nine-month periods of fiscal year 2016 compared with the prior-year periods in 2015 reflected the following impacts:

	Three-month period	Nine-month period
June 30, 2015 gross profit margin %	37.6%	45.2%
CareFusion acquisition-related asset depreciation and amortization	9.4%	0.4%
Operating performance	2.0%	3.0%
Foreign currency translation	(0.6)%	(0.6)%
June 30, 2016 gross profit margin %	48.4%	48.0%
Gross profit margin in the current-year periods benefited from a favorable comparison to the prior-year periods, which reflected the recognition of a fair value step-up adjustment recorded relative to CareFusion’s inventory on the acquisition date, as previously discussed. The operating performance impacts for the current year's quarter and nine-month period primarily reflected lower manufacturing costs resulting from continuous improvement projects improving the efficiency of our operations, as well as lower raw material costs.

Operating Expenses
A summary of operating expenses for the three and nine months ended June 30, 2016 and 2015 is as follows:

	Three months ended June 30,		Increase (decrease) in basis points	Nine months ended June 30,		Increase (decrease) in basis points
	2016	2015		2016	2015
(Millions of dollars)
Selling and administrative expense	$728	$751		$2,209	$1,806
% of revenues	22.8%	24.1%	(130)	23.9%	25.0%	(110)

Research and development expense	$207	$178		$575	$436
% of revenues	6.5%	5.7%	80	6.2%	6.0%	20

Acquisitions and other restructurings	$96	$108		$321	$244
Selling and administrative expense
Selling and administrative expense as a percentage of revenues in the current year’s three and nine-month periods reflected cost synergies resulting from the CareFusion acquisition as well as the benefit from suspension of the medical device excise tax, as previously discussed. Selling and administrative expense as a percentage of revenues in the current year’s nine-month period also reflected favorable foreign currency translation, partially offset by the unfavorable impact of depreciation recorded in the first half of the fiscal year relating to fixed assets acquired in the CareFusion acquisition.
Research and development expense
The increase in research and development expense for the three-month period of fiscal year 2016 compared with the prior-year period in 2015 primarily reflected the timing of project spending and an increase in the number of ongoing projects. Research and development expense for nine-month period of fiscal year 2016 was also higher compared with the prior-year period due to the inclusion of CareFusion’s research and development expenses in the Company's results during the first half of fiscal year 2016.
Acquisitions and other restructurings
Costs relating to acquisitions and other restructurings in the three and nine-month periods represented transaction, integration and restructuring costs substantially associated with the CareFusion acquisition and portfolio rationalization. The transaction and integration costs specifically included advisory, legal, and other costs substantially incurred in connection with the CareFusion acquisition. For further disclosures regarding the restructuring costs, refer to Note 11 in the Notes to Condensed Consolidated Financial Statements.
Net Interest Expense
The components of net interest expense for the three and nine-month periods were as follows:

	Three months ended June 30,		Nine months ended June 30,
(Millions of dollars)	2016	2015	2016	2015
Interest expense	$(97)	$(105)	$(293)	$(272)
Interest income	5	2	14	20
Net interest expense	$(92)	$(103)	$(279)	$(252)
The decrease in interest expense for the three-month period of fiscal year 2016 compared with the prior year's period primarily reflected a favorable comparison to the prior-year period, which included fees incurred to exchange CareFusion notes assumed in the acquisition for BD notes. The increase in interest expense for the nine-month period of fiscal year 2016 reflected increased financing costs, recorded in the first half of fiscal year 2016, associated with the CareFusion acquisition, partially offset by favorable amortization of the acquisition-date fair value-step, recorded in the first half of fiscal year 2016, on CareFusion’s long-term debt. This net year-to-date increase in financing costs relating to the CareFusion acquisition was partially offset by the prior-year impact of fees incurred to exchange CareFusion's notes, as discussed above, and commitment fees incurred for a bridge loan facility that was terminated in March 2015.
The increase in interest income for the three-month period of fiscal year 2016 compared with the prior year’s period primarily reflected the realization of investment gains on assets related to our deferred compensation plans, compared with the realization of losses in the prior year's quarter. The decrease in interest income for the nine-month period of fiscal year 2016 reflected lower cash levels outside of the United States, partially offset by higher investment gains on assets related to our deferred compensation plans. The offsetting movements in the deferred compensation plan liability were recorded in Selling and administrative expense.
Income Taxes
The income tax rates for the three and nine-month periods are provided below. The tax benefits of the specified items shown earlier reduced the current and prior-year periods' income tax rates, as the tax benefits on these specified items were primarily incurred in higher tax jurisdictions. The income tax rates for the current-year periods are higher compared with the prior periods' rates as the specified charges incurred in the current-year periods were lower compared with charges incurred in the prior-year periods.

	Three months ended June 30,		Nine months ended June 30,
	2016	2015	2016	2015
Effective income tax rate	7.6%	(60.0)%	10.1%	6.4%

Favorable impact, in basis points, from tax benefits of specified items	1,370	8,480	1,100	1,630
Net Income and Diluted Earnings per Share
Net Income and Diluted Earnings per Share for the three and nine-month periods were as follows:

	Three months ended June 30,		Nine months ended June 30,
	2016	2015	2016	2015
Net Income (Millions of dollars)	$390	$62	$958	$514
Diluted Earnings per Share	$1.80	$0.29	$4.41	$2.52

Unfavorable impact-specified items	$(0.55)	$(1.76)	$(2.07)	$(2.68)
Unfavorable impact-foreign currency translation	$(0.10)		$(0.51)
Liquidity and Capital Resources
The following table summarizes our consolidated statement of cash flows:

	Nine months ended June 30,
(Millions of dollars)	2016	2015
Net cash provided by (used for)
Operating activities	$1,854	$1,052
Investing activities	$(318)	$(8,003)
Financing activities	$(1,276)	$6,667
Net Cash Flows from Operating Activities
Cash generated from operations, along with available cash and cash equivalents, is expected to be sufficient to fund our normal operating needs for the remainder of fiscal year 2016. Normal operating needs in fiscal year 2016 include working capital, capital expenditures, and cash dividends. The change in net cash provided by operating activities was primarily attributable to income from continuing operations, as adjusted for depreciation and amortization and other non-cash items. The current period change in operating assets and liabilities was a net use of cash and primarily reflected higher levels of accounts receivables and lower levels of accounts payable and accrued expenses, partially offset by lower levels of prepaid expenses and financing receivables. Net cash provided by operating activities in the first nine months of fiscal year 2015 was reduced by a discretionary cash contribution of $40 million to fund our pension obligation.
Net Cash Flows from Investing Activities
Capital expenditures were $405 million in the first nine-months of fiscal year 2016 compared with $387 million in the prior-year period. Net cash used for investing activities in the current-year period reflected $158 million of proceeds from the sales of non-core assets. Net cash used for investing activities in the prior-year period reflected cash outflows of $8.3 billion related to our acquisition of CareFusion and other smaller acquisitions occurring in the prior-year period. These cash outflows in the prior-year period were partially offset by sales of investments of $837 million due to the maturities of time deposits in Europe, Latin America and Asia Pacific.
Net Cash Flows from Financing Activities
Net cash used for financing activities in the first nine-months of fiscal year 2016 included a net $150 million reduction of our commercial paper program balance and the third quarter repayment of $750 million of floating rate notes due on June 15, 2016. Net cash provided by financing activities in the prior-year period included the proceeds from $6.2 billion of notes issued in December 2014 as well as $850 million total proceeds from net borrowings under commercial paper programs and a term loan facility. These proceeds were used to finance the completion of our acquisition of CareFusion in March 2015.
Debt-related Activities
Certain measures relating to our total debt were as follows:

(Millions of dollars)	June 30, 2016	September 30, 2015
Total debt	$11,913	$12,822

Short-term debt as a percentage of total debt	11.3%	11.3%
Weighted average cost of total debt	3.5%	3.3%
Total debt as a percentage of total capital*	56.0%	59.4%
*    Represents shareholders’ equity, net non-current deferred income tax liabilities, and debt.

The ratio of short-term debt as a percentage of total debt at June 30, 2016 reflected the reclassifications, from long-term debt to short-term debt, of $500 million of 1.75% notes due on November 8, 2016 and $300 million of 1.450% notes due May 15, 2017, offset by the repayment of $750 million of floating rate notes, as previously discussed. The ratio of debt as a percentage of total capital at September 30, 2015 reflects adjustments to the condensed consolidated balance sheet resulting from our adoption of revised presentation requirements relating to deferred taxes. Additional information regarding this adoption is provided in Note 2 in the Notes to Condensed Consolidated Financial Statements.
Cash and Short-term Investments
At June 30, 2016, total worldwide cash and short-term investments were approximately $1.70 billion, of which $1.25 billion was held in jurisdictions outside of the United States. We regularly review the amount of cash and short-term investments held outside the United States and currently intend to use such amounts to fund our international operations and their growth initiatives. In addition, if these amounts were repatriated from foreign jurisdictions to the United States, there could be adverse tax consequences.
Credit Facilities

We have in place a commercial paper borrowing program which is available to meet our short-term financing needs, including working capital requirements. In February 2016, we increased the size of this program by $500 million so that it allows us to issue a maximum of $1.5 billion in notes. Borrowings outstanding under this program were $550 million at June 30, 2016, which reflected a net reduction of $150 million from our outstanding balance of commercial paper borrowings at September 30, 2015, as previously discussed.
In January 2016, we replaced an existing $1 billion syndicated credit facility with a $1.5 billion syndicated credit facility that has an expiration date of January 2021. There were no borrowings outstanding under this credit facility at June 30, 2016. The credit facility, under which we may issue up to $100 million in letters of credit, provides backup support for our commercial paper program and can also be used for other general corporate purposes. It includes a provision that enables BD, subject to additional commitments made by the lenders, to access up to an additional $500 million in financing through the facility for a maximum aggregate commitment of $2 billion. The credit facility includes a single financial covenant that requires BD to maintain an interest expense coverage ratio of not less than 5-to-1 for the most recent four consecutive fiscal quarters. We were in compliance with this covenant as of June 30, 2016. We also have informal lines of credit outside the United States.
Concentrations of Credit Risk
We continually evaluate our accounts receivables for potential collection risks, particularly those resulting from sales to government-owned or government-supported healthcare facilities in certain countries, as payment may be dependent upon the financial stability and creditworthiness of those countries’ national economies. We continually evaluate all governmental receivables for potential collection risks associated with the availability of government funding and reimbursement practices. We believe the current reserves related to all governmental receivables are adequate and that these receivables will not have a material adverse impact on our financial position or liquidity.
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

•	Changes in reimbursement practices of private third-party payers.

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

•
Regional, national and foreign economic factors, including inflation, deflation, fluctuations in interest rates and, in particular, foreign currency exchange rates, and the potential effect on our revenues, expenses, margins and credit ratings. The June 23, 2016 advisory referendum by British voters to exit the European Union (“EU”) has created uncertainties affecting business operations in the United Kingdom (“UK”) and the EU.  Following the vote, there was a significant decline in the value of the British pound compared to the U.S. dollar, and there may be continued volatility in exchange rates and economic conditions as the UK negotiates its exit from the EU.  Until the terms and timing of the UK’s exit from the EU are determined, it is difficult to predict its impact.  It is possible that the referendum and proposed withdrawal could, among other things, affect the legal and regulatory schemes to which our businesses are subject, impact trade between the UK and the EU and other parties and create economic uncertainty in the region.

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
Item 4.    Controls and Procedures
An evaluation was carried out by BD’s management, with the participation of BD’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of BD’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of June 30, 2016. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were, as of the end of the period covered by this report, effective and designed to ensure that material information relating to BD and its consolidated subsidiaries would be made known to them by others within these entities. There were no changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2016 identified in connection with the above-referenced evaluation that have materially affected, or are reasonably likely to materially affect, BD’s internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1.    Legal Proceedings
We are involved, both as a plaintiff and a defendant, in various legal proceedings which arise in the ordinary course of business, including product liability and environmental matters as set forth in our 2015 Annual Report on Form 10-K and in Note 5 of the Notes to Condensed Consolidated Financial Statements in this report. Since March 31, 2016, there have been no material developments with respect to the legal proceedings in which we are involved.

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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
The table below sets forth certain information regarding our purchases of common stock of BD during the quarter ended June 30, 2016.
Issuer Purchases of Equity Securities

For the three months ended June 30, 2016	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
April 1 – 30, 2016	2,063	$152.84	—	9,147,060
May 1 – 31, 2016	571	160.82	—	9,147,060
June 1 – 30, 2016	—	—	—	9,147,060
Total	2,634	$154.57	—	9,147,060

(1)
Represents 2,634 shares purchased during the quarter in open market transactions by the trust relating to BD’s Deferred Compensation and Retirement Benefit Restoration Plan and 1996 Directors’ Deferral Plan.

(2)	Any repurchases would be made pursuant to the repurchase program authorized by the Board of Directors on September 24, 2013 for 10 million shares, for which there is no expiration date.

Item 3.    Defaults Upon Senior Securities
Not applicable.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
Not applicable.
Item 6.    Exhibits

Exhibit 3.1	By-laws, as amended and restated as of July 26, 2016 (incorporated by reference to Exhibit 3.1 of the registrant’s Current Report on Form 8-K filed July 28, 2016).

Exhibit 31	Certifications of Chief Executive Officer and Chief Financial Officer, pursuant to SEC Rule 13a - 14(a).

Exhibit 32	Certifications of Chief Executive Officer and Chief Financial Officer, pursuant to Rule 13a - 14(b) and Section 1350 of Chapter 63 of Title 18 of the U.S. Code.

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
Dated: August 4, 2016

/s/ Christopher Reidy
Christopher Reidy
Executive Vice President, Chief Financial Officer and Chief Administrative Officer
(Principal Financial Officer)

/s/ John Gallagher
John Gallagher
Senior Vice President, Corporate Finance, Controller and Treasurer
(Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibits

3.1	By-laws, as amended and restated as of July 26, 2016 (incorporated by reference to Exhibit 3.1 of the registrant’s Current Report on Form 8-K filed July 28, 2016).

31	Certifications of Chief Executive Officer and Chief Financial Officer, pursuant to SEC Rule 13a - 14(a).

32	Certifications of Chief Executive Officer and Chief Financial Officer, pursuant to Rule 13a - 14(b) and Section 1350 of Chapter 63 of Title 18 of the U.S. Code.

101
The following materials from this report, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.