Form 10-K
period 2016-09-30
BECTON DICKINSON & CO
filed 2016-11-23
CIK 10795

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2016
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐        No  ☑
As of March 31, 2016, the aggregate market value of the registrant’s outstanding common stock held by non-affiliates of the registrant was approximately $32,175,610,976.

As of October 31, 2016, 212,319,588 shares of the registrant’s common stock were outstanding.
Documents Incorporated by Reference
Portions of the registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held January 24, 2017 are incorporated by reference into Part III hereof.

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
BD is a global medical technology company engaged in the development, manufacture and sale of a broad range of medical supplies, devices, laboratory equipment and diagnostic products used by healthcare institutions, life science researchers, clinical laboratories, the pharmaceutical industry and the general public. We provide customer solutions that are focused on improving medication management and patient safety; supporting infection prevention practices; equipping surgical and interventional procedures; improving drug delivery; aiding anesthesiology care; enhancing the diagnosis of infectious diseases and cancers; advancing cellular research and applications; and supporting the management of diabetes.
Business Segments
BD’s operations consist of two worldwide business segments: BD Medical and BD Life Sciences. Information with respect to BD’s business segments is included in Note 6 to the consolidated financial statements contained in Item 8, Financial Statements and Supplementary Data, and is incorporated herein by reference.
BD Medical
BD Medical produces a broad array of medical technologies and devices that are used to help improve healthcare delivery in a wide range of settings. The primary customers served by BD Medical are hospitals and clinics; physicians’ office practices; consumers and retail pharmacies; governmental and nonprofit public health agencies; pharmaceutical companies; and healthcare workers. BD Medical consists of the following business units:

Business Unit	Principal Product Lines
Diabetes Care	Syringes, pen needles and IV sets for the injection or infusion of insulin and other drugs used in the treatment of diabetes.
Medication and Procedural Solutions
Needles, syringes and intravenous catheters for medication delivery (including safety-engineered and auto-disable devices); prefilled IV flush syringes; regional anesthesia needles and trays; sharps disposal containers; closed-system transfer devices; skin antiseptic products; and surgical and laproscopic instrumentation.

Medication Management Solutions
Intravenous medication safety and infusion therapy delivery systems, including infusion pumps and dedicated disposables; medication compounding workflow systems; and automated medication dispensing and supply management systems.

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

Acquisitions and Divestitures
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
In March 2016, BD signed a definitive agreement to sell 50.1% of its Respiratory Solutions business and form a joint venture with respect to this business.  The Respiratory Solutions business was acquired in the CareFusion acquisition in 2015 and was a component of the Medical segment.  Upon closing of the transaction, which occurred on October 3, 2016, the Company transferred the Respiratory Solutions business to a new standalone entity, retaining a 49.9% non-controlling interest.  The buyer controls the operations and governance of the new entity.
Additional information regarding this Respiratory Solutions transaction is contained in Note 10 to the consolidated financial statements contained in Item 8, Financial Statements and Supplementary Data, which is incorporated herein by reference.
International Operations
BD’s products are manufactured and sold worldwide. For reporting purposes, we organize our operations outside the United States as follows: Europe, EMA (which includes the Commonwealth of Independent States, the Middle East and Africa); Greater Asia (which includes Japan and Asia Pacific); Latin America (which includes Mexico, Central America, the Caribbean and South America); and Canada. The principal products sold by BD outside the United States are hypodermic needles and syringes; insulin syringes and pen needles; BD Hypak™ brand prefillable syringe systems; infusion therapy products including Alaris® infusion pumps; pharmacy automation equipment including Pyxis™ systems; BD Vacutainer™ brand blood collection products; diagnostic systems and laboratory equipment and products; flow cytometry instruments and reagents. BD has manufacturing operations outside the United States in Bosnia and Herzegovina, Brazil, Canada, China, Dominican Republic, France, Germany, Hungary, India, Ireland, Italy, Japan, Mexico, the Netherlands, Singapore, Spain, and the United Kingdom. Geographic information with respect to BD’s operations is included under the heading “Geographic Information” in Note 6 to the consolidated financial statements included in Item 8, Financial Statements and Supplementary Data, and is incorporated herein by reference.
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
Distribution
BD’s products are marketed in the United States and internationally through independent distribution channels and directly to end-users by BD and independent sales representatives. Order backlog is not material to BD’s business inasmuch as orders for BD products generally are received and filled on a current basis, except for items temporarily out of stock. BD’s worldwide sales are not generally seasonal, with the exception of certain medical devices in the Medication and Procedural Solutions Business Unit, and respiratory and flu diagnostic products in the Diagnostic Systems Business Unit, which relate to seasonal diseases such as influenza.
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
Research and Development
BD conducts its research and development (“R&D”) activities at its operating units and at BD Technologies in Research Triangle Park, North Carolina. The majority of BD’s R&D activities are conducted in North America. Outside North America, BD conducts R&D activities in China, France, India, Ireland and Singapore. BD also collaborates with certain universities, medical centers and other entities on R&D programs and retains individual consultants and partners to support its efforts in specialized fields. BD spent approximately $828 million, $632 million and $550 million on research and development during the fiscal years ended September 30, 2016, 2015, and 2014, respectively.
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
Third-Party Reimbursement
A majority of BD’s customers rely on third-party payers, including government programs and private health insurance plans, to reimburse some or all of the cost of the procedures, products and services they provide. Our technologies are subject to worldwide regulations regarding reimbursement developed by government agencies, including the Centers for Medicare and Medicaid Services (CMS) in the United States; the National Health Service in the United Kingdom; the Joint Federal Committee in Germany; the Commission d’Evaluation des Produits et prestations in France; the Ministry for Health, Labor and

Welfare in Japan; the Ministry of Health and the National Development and Reform Commission in China; among many others. In addition, our technologies are also subject to reimbursement policies issued by private insurance companies and managed care organizations.
BD is actively engaged in identifying and communicating value propositions of its products for payer, provider, and patient stakeholders, and it employs various efforts and resources to positively impact coverage, coding and payment pathways. However, BD has no direct control over payer decision-making with respect to coverage and payment levels for BD products. The manner and level of reimbursement in any given case may depend on the site of care, the procedure(s) performed, the final patient diagnosis, the device(s) and/or drug(s) utilized, the available budget, or a combination of these factors, and coverage and payment levels are determined at each payer’s discretion. As BD’s product offerings are diverse across a variety of healthcare settings, they are affected to varying degrees by the many payment pathways that impact the decisions of healthcare providers regarding which medical products they purchase and the prices they are willing to pay for those products. Therefore, changes in reimbursement levels or methods may either positively or negatively impact sales of BD products in any given country for any given product.
As government programs seek to expand healthcare coverage for their citizens, they have at the same time sought to control costs by limiting the amount of reimbursement they will pay for particular procedures, products or services. Many third-party payers have developed specific payment and delivery mechanisms to support these cost control efforts and to focus on paying for value. These mechanisms include payment reductions, pay for performance measures, quality-based performance payments, restrictive coverage policies, bidding and tender mechanics, studies to compare the effectiveness of therapies and use of technology assessments. These changes have created an increased emphasis on the delivery of more cost-effective and quality-driven healthcare.
In addition, as a result of the Patient Protection and Affordable Care Act (“PPACA”), the U.S. is now moving beyond value based payment methodologies and seeking to create alternative payment models such as bundled payments to continue to drive improved value. We see other governments around the world considering similar bundling reform measures, including the development of the Diagnosis Related Group (“DRG”) as a payment mechanism to drive toward quality and resource based reimbursement.

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
We also cannot currently predict whether additional monetary investment will be incurred to resolve this matter or the matter’s ultimate impact on our business. We may be obligated to pay more costs in the future because, among other things, the FDA may determine that we are not fully compliant with the amended consent decree and therefore impose penalties under the amended consent decree, and/or we may be subject to future proceedings and litigation relating to the matters addressed in the amended consent decree. As of September 30, 2016, we do not believe that a loss is probable in connection with the amended consent decree, and accordingly, we have no accruals associated with compliance with the amended consent decree.
See also Item 3. Legal Proceedings.
Employees
As of September 30, 2016, BD had 50,928 employees, of which 18,480 were employed in the U.S. (including Puerto Rico). BD believes that its employee relations are satisfactory.
Available Information
BD maintains a website at www.bd.com. BD also makes available its Annual Reports on Form 10-K, its Quarterly Reports on Form 10-Q, and its Current Reports on Form 8-K (and amendments to those reports) as soon as reasonably practicable after those reports are electronically filed with, or furnished to, the Securities and Exchange Commission (“SEC”). These filings may be obtained and printed free of charge at www.bd.com/investors. In addition, the written charters of the Audit Committee, the Compensation and Management Development Committee, the Corporate Governance and Nominating Committee, the Executive Committee and the Science, Marketing, Innovation and Technology Committee of the Board of Directors, BD’s Corporate Governance Principles and its Code of Conduct, are available at BD’s website at www.bd.com/investors/corporate_governance/. Printed copies of these materials, this 2016 Annual Report on Form 10-K, and BD’s reports and statements filed with, or furnished to, the SEC, may be obtained, without charge, by contacting the Corporate Secretary, BD, 1 Becton Drive, Franklin Lakes, New Jersey 07417-1880, telephone 201-847-6800. In addition, the SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov.
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

Risks Relating to the Company
Global economic conditions could adversely affect our operations.
Deterioration in the global economic environment, particularly in emerging markets and countries with government-sponsored healthcare systems, may cause decreased demand for our products and services and increased competition, which could result in lower sales volume and downward pressure on the prices for our products, longer sales cycles, and slower adoption of new technologies. A weakening of macroeconomic conditions may also adversely affect our suppliers, which could result in interruptions in supply. We have also previously experienced delays in collecting government receivables in certain countries in Western Europe due to economic conditions, and we may experience similar delays in the future in these and other countries or regions experiencing financial problems.

The medical technology industry is very competitive.
We are a global company that faces significant competition from a wide range of companies. These include large medical device companies with multiple product lines, some of which may have greater financial and marketing resources than we do, and firms that are more specialized than we are with respect to particular markets or product lines. We face competition across all our product lines and in each market in which our products are sold on the basis of product features, clinical outcomes, product quality, price, services and other factors. In addition, we face changing customer preferences and requirements, including increased customer demand for more environmentally-friendly products.
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
The PPACA imposes on medical device manufacturers, such as BD, a 2.3% excise tax on U.S. sales of certain medical devices. While the excise tax has been suspended until the end of 2017, it may be reinstated in 2018 or beyond. In addition, the PPACA, among other things, reduces Medicare and Medicaid payments to hospitals, clinical laboratories and pharmaceutical companies, and could otherwise reduce the volume of medical procedures. These factors, in turn, could result in reduced demand for our products and increased downward pricing pressure. It is also possible that the PPACA will result in lower reimbursement rates for our products. Other provisions in the law may significantly change the practice of health care and could adversely affect aspects of our business.
Consolidation in the healthcare industry could adversely affect our future revenues and operating income.
The medical technology industry has experienced a significant amount of consolidation, resulting in companies with greater market presence. Health care systems and other health care companies are also consolidating, resulting in greater purchasing power for these companies. As a result, competition among medical device suppliers to provide goods and services has increased. Group purchasing organizations and integrated health delivery networks have also served to concentrate purchasing decisions for some customers, which has led to downward pricing pressure for medical device suppliers. Further consolidation in the industry could intensify competition among medical device suppliers and exert additional pressure on the prices of our products.
Cost volatility could adversely affect our operations.
Our results of operations could be negatively impacted by volatility in the cost of raw materials, components, freight and energy that increases the costs of producing and distributing our products. New laws or regulations adopted in response to climate change could also increase energy costs as well as the costs of certain raw materials and components. In particular, we purchase supplies of resins, which are oil-based components used in the manufacture of certain products, and any significant increases in resin costs could adversely impact future operating results. Increases in oil prices can also increase our packaging and transportation costs. We may not be able to offset any increases in these operational costs.
Breaches of our information technology systems could have a material adverse effect on our operations.
We rely on information technology systems to process, transmit, and store electronic information in our day-to-day operations, including sensitive personal information and proprietary or confidential information. In addition, some of our products include information technology that collects data regarding patients and patient therapy on behalf of our customers and some connect to our systems for maintenance purposes.  Our information technology systems have been subjected to attack via malicious code execution, cyber- or phishing- attacks, and we have experienced instances of unauthorized access to our systems in the past and expect to be subject to similar attacks in the future. In addition to our own information, in the course of doing business, we sometimes store information with third parties that could be subject to these types of attacks.  Cyber-attacks could result in our intellectual property and other confidential information being accessed or stolen.  Likewise, we could suffer disruption of our operations and other significant negative consequences including increased costs for security measures or remediation, diversion of management attention, and adverse impact on our relationships with vendors, business partners and customers.  Unauthorized tampering, adulteration or interference with our products may also create issues with product functionality that could result in a loss of data, risk to patient safety, and product recalls or field actions.  Our lack of success in preventing unauthorized access to our systems and products could also result in actions by regulatory bodies or civil litigation.  While we will continue to dedicate significant resources to protect the company against unauthorized access to our systems and work with government authorities to detect and reduce the risk of future cyber incidents, cyber-attacks are becoming more sophisticated frequent, and adaptive. There can be no assurances that our protective measures will prevent future attacks that could have a material adverse impact on our business.
Our future growth is dependent in part upon the development of new products, and there can be no assurance that such products will be developed.
A significant element of our strategy is to increase revenue growth by focusing on product offerings that deliver greater benefits to patients, healthcare workers and researchers. The development of these products requires significant investment in research and development, clinical trials and regulatory approvals. The results of our product development efforts may be affected by a number of factors, including our ability to anticipate customer needs, innovate and develop new products and technologies, successfully complete clinical trials, obtain regulatory approvals and reimbursement in the United States and abroad, manufacture products in a cost-effective manner, obtain appropriate intellectual property protection for our products, and gain and maintain market acceptance of our products. In addition, patents attained by others can preclude or delay our commercialization of a product. There can be no assurance that any products now in development or that we may seek to develop in the future will achieve technological feasibility, obtain regulatory approval or gain market acceptance.
We cannot guarantee that any of our strategic acquisitions, investments or alliances will be successful.
We may seek to supplement our internal growth through strategic acquisitions, investments and alliances. Such transactions are inherently risky, and the integration of any newly-acquired business requires significant effort and management attention. The success of any acquisition, investment or alliance may be affected by a number of factors, including our ability to properly assess and value the potential business opportunity or to successfully integrate any business we may acquire into our existing business. There can be no assurance that any past or future transaction will be successful.
The international operations of our business may subject us to certain business risks.
A substantial amount of our sales come from our operations outside the United States, and we intend to continue to pursue growth opportunities in foreign markets, especially in emerging markets. Our foreign operations subject us to certain risks, including the effects of fluctuations in foreign currency exchange (discussed above), the effects of local economic and political conditions, foreign regulatory requirements or changes in such requirements, local product preferences and product requirements, difficulty in establishing, staffing and managing foreign operations, differing labor regulations, changes in tax laws, potential political instability, weakening or loss of the protection of intellectual property rights in some countries, import or export licensing requirements, trade protection measures and restrictions on the transfer of capital across borders. The success of our operations outside the United States depends, in part, on our ability to acquire or form and maintain alliances with local companies and make necessary infrastructure enhancements to, among other things, our production facilities and sales and distribution networks.
The June 2016 referendum by British voters to exit the European Union (“EU”) (commonly known as “Brexit”) has created uncertainties affecting business operations in the United Kingdom (“UK”) and the EU. Following the vote, there was a significant decline in the value of the British pound compared to the U.S. dollar, and there may be continued volatility in exchange rates and economic conditions as the UK negotiates its exit from the EU. Until the terms and timing of the UK’s exit from the EU are determined, it is difficult to predict its impact. It is possible that the referendum and proposed withdrawal could, among other things, affect the legal and regulatory schemes to which our businesses are subject, impact trade between the UK and the EU and other parties and create economic uncertainty in the region.
In addition, our international operations are governed by the U.S. Foreign Corrupt Practices Act and similar anti-corruption laws outside the U.S. Global enforcement of anti-corruption laws has increased substantially in recent years, with more enforcement proceedings by U.S. and foreign governmental agencies and the imposition of significant fines and penalties. While we have implemented policies and procedures to enhance compliance with these laws, our international operations, which often involve customer relationships with foreign governments, create the risk that there may be unauthorized payments or offers of payments made by employees, consultants, sales agents or distributors. Any alleged or actual violations of these laws may subject us to government investigations, significant criminal or civil sanctions and other liabilities, and negatively affect our reputation.
Under the U.S. tax code, we may also be subject to additional taxation to the extent we repatriate earnings from our foreign operations to the U.S. In the event we require more capital in the United States than is generated by our U.S. operations to fund acquisitions or other activities and elect to repatriate earnings from foreign jurisdictions, our effective tax rate may be higher as a result.
Reductions in customers’ research budgets or government funding may adversely affect our business.
We sell products to researchers at pharmaceutical and biotechnology companies, academic institutions, government laboratories and private foundations. Research and development spending of our customers can fluctuate based on spending priorities and general economic conditions. A number of these customers are also dependent for their funding upon grants from U.S. government agencies, such as the U.S. National Institutes of Health (“NIH”) and agencies in other countries. The level of government funding of research and development is unpredictable. For instance, there have been instances where NIH grants have been frozen or otherwise unavailable for extended periods. The availability of governmental research funding may be adversely affected by economic conditions and governmental spending reductions. Any reduction or delay in governmental funding could cause our customers to delay or forego purchases of our products.
A reduction or interruption in the supply of certain raw materials and components would adversely affect our manufacturing operations and related product sales.
We purchase many different types of raw materials and components used in our products. Certain raw materials and components are not available from multiple sources. In addition, for quality assurance, cost-effectiveness and other reasons, we elect to purchase certain raw materials and components from sole suppliers. The supply of these materials can be disrupted for a number of reasons, including economic conditions as described above. While we work with suppliers to ensure continuity of supply, no assurance can be given that these efforts will be successful. In addition, due to regulatory requirements relating to the qualification of suppliers, we may not be able to establish additional or replacement sources on a timely basis or without excessive cost. The termination, reduction or interruption in supply of these sole-sourced raw materials and components could adversely impact our ability to manufacture and sell certain of our products.
Interruption of our manufacturing operations could adversely affect our future revenues and operating income.
We have manufacturing sites all over the world. In some instances, however, the manufacturing of certain of our product lines is concentrated in one or more of our plants. Damage to one or more of these facilities from weather or natural disasters, or issues in our manufacturing process, equipment failure or other factors, could adversely affect our ability to manufacture these products, resulting in lost revenues and damage to our relationships with customers.
We are subject to lawsuits.
We are or have been a defendant in a number of lawsuits, including purported class action lawsuits for alleged antitrust violations and suits alleging patent infringement, and could be subject to additional lawsuits in the future. A more detailed description of these lawsuits is contained in note 5 to the consolidated financial statements included in Item 8., Financial Statements and Supplementary Data. Given the uncertain nature of litigation generally, we are not able in all cases to estimate the amount or range of loss that could result from an unfavorable outcome of the litigation to which we are a party. In view of these uncertainties, we could incur charges in excess of any currently established accruals and, to the extent available, excess liability insurance. Any such future charges, individually or in the aggregate, could have a material adverse effect on our results of operations and cash flows.
We are subject to extensive regulation.
Our operations are global and are affected by complex state, federal and international laws relating to healthcare, environmental protection, antitrust, anti-corruption, fraud and abuse (including anti-kickback and false claims laws), export control, employment and other areas. Violations of these laws can result in criminal or civil sanctions, including substantial fines and, in some cases, exclusion from participation in health care programs such as Medicare and Medicaid. Environmental laws, particularly with respect to the emission of greenhouse gases, are also becoming more stringent throughout the world, which may increase our costs of operations or necessitate changes in our manufacturing plants or processes or those of our suppliers, or result in liability to BD if we violate such laws. The enactment of additional laws in the future may increase our compliance costs or otherwise adversely impact our operations.
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
The design, manufacture and marketing of medical devices involve certain inherent risks. Manufacturing or design defects, unapproved use of our products, or inadequate disclosure of risks or other information relating to the use of our products can lead to injury or other adverse events. These events could lead to recalls or safety alerts relating to our products (either voluntary or required by the FDA or similar governmental authorities in other countries), and could result, in certain cases, in the removal of a product from the market. A recall could result in significant costs and lost sales, as well as negative publicity and damage to our reputation that could reduce future demand for our products. Personal injuries relating to the use of our products can also result in significant product liability claims being brought against us. In some circumstances, such adverse events could also cause delays in regulatory approval of new products.
Our operations are dependent in part on patents and other intellectual property assets.
Many of our businesses rely on patent, trademark and other intellectual property assets. These intellectual property assets, in the aggregate, are of material importance to our business. We can lose the protection afforded by these intellectual property assets through patent expirations, legal challenges or governmental action. Patents attained by competitors, particularly as patents on our products expire, may also adversely affect our competitive position. In addition, competitors may seek to invalidate patents on our products or claim that our products infringe upon their intellectual property, which could result in a loss of competitive advantage or the payment of significant legal fees, damage awards and past or future royalties, as well as injunctions against future sales of our products. We also operate in countries that do not protect intellectual property rights to the same extent as in the U.S., which could make it easier for competitors to compete with us in those countries. The loss of a significant portion of our portfolio of intellectual property assets may have an adverse effect on our earnings, financial condition or cash flows.
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
Certain of the indebtedness incurred in connection with the acquisition bears interest at variable interest rates. If interest rates increase, variable rate debt will create higher debt service requirements, which could adversely affect our cash flows.
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

Item  1B.    Unresolved Staff Comments.
None.
Item 2.    Properties.
BD’s executive offices are located in Franklin Lakes, New Jersey. As of October 31, 2016, BD owned or leased 255 facilities throughout the world, comprising approximately 19,796,011 square feet of manufacturing, warehousing, administrative and research facilities. The U.S. facilities, including those in Puerto Rico, comprise approximately 7,459,856 square feet of owned and 2,923,257 square feet of leased space. The international facilities comprise approximately 7,189,652 square feet of owned and 2,223,245 square feet of leased space. Sales offices and distribution centers included in the total square footage are also located throughout the world.
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

Sites	Corporate	BD Life Sciences	BD Medical	Mixed(A)	Total
Leased	11	19	75	92	195
Owned	3	15	31	121	60
Total	14	34	106	103	255
Square feet	1,425,720	4,337,963	9,891,908	4,140,420	19,796,011

(A)	Facilities used by more than one business segment.
BD believes that its facilities are of good construction and in good physical condition, are suitable and adequate for the operations conducted at those facilities, and are, with minor exceptions, fully utilized and operating at normal capacity.
The U.S. facilities are located in Alabama, Arizona, California, Connecticut, Florida, Georgia, Illinois, Indiana, Maryland, Massachusetts, Michigan, Nebraska, New Jersey, North Carolina, Ohio, Oklahoma, South Carolina, Texas, Utah, Virginia, Washington, D.C., Washington, Wisconsin and Puerto Rico.
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
- Greater Asia, which includes facilities in Australia, Bangladesh, China, India, Indonesia, Japan, Malaysia, New Zealand, the Philippines, Singapore, South Korea, Taiwan, Thailand and Vietnam.
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

Name	Age	Position
Vincent A. Forlenza	63	Chairman since July 2012; Chief Executive Officer since October 2011; President since January 2009; and Chief Operating Officer from July 2010 to October 2011.
Gary M. Cohen	57	Executive Vice President and President, Global Health.
Alexandre Conroy	53	Executive Vice President and President, Europe, EMA and the Americas since June 2012; and prior thereto, President, Western Europe.
James Lim	52	Executive Vice President and President, Greater Asia since June 2012; and prior thereto, Vice President/General Manager, Central Asia Pacific and Operations.
Alberto Mas	55
Executive Vice President and President - Life Sciences Segment since October 2016; Worldwide President - Life Sciences, Diagnostic Systems from October 2013 to October 2016; and Worldwide President - BD Biosciences from October 2011 to October 2013.

Thomas E. Polen	43
Executive Vice President and President - Medical Segment since October 2014; Group President from October 2013 to October 2014; and Worldwide President - BD Diagnostic Systems from October 2010 to October 2013.

Christopher R. Reidy	59	Executive Vice President, Chief Financial Officer and Chief Administrative Officer since July 2013; and prior thereto, Vice President and Chief Financial Officer of ADP Corporation.
Nabil Shabshab	51	Executive Vice President, Strategic Planning and Chief Marketing Officer.
Jeffrey S. Sherman	61	Executive Vice President and General Counsel.
Stephen Sichak	59	Executive Vice President, Integrated Supply Chain.
Ellen R. Strahlman, M.D.	59
Executive Vice President, Research and Development and Chief Medical Officer since April 2013; Senior Vice President, Office of the CEO and Global Head, Neglected Tropical Diseases of GlaxoSmithKline from March 2012 to May 2012, and prior thereto, Chief Medical Officer of GlaxoSmithKline plc.

Linda M. Tharby	48
Executive Vice President since October 2014 and Chief Human Resource Officer since October 2016; President - Life Sciences Segment from October 2014 to October 2016; Group President from October 2013 to October 2014; and prior thereto, Worldwide President - BD Medical, Diabetes Care.

PART II
Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
BD’s common stock is listed on the New York Stock Exchange. As of October 31, 2016, there were approximately 13,734 shareholders of record.
Market and Market Prices of Common Stock (per common share)

	2015		2016
By Quarter	High	Low	High	Low
First	$141.26	$113.60	$156.53	$132.19
Second	$149.50	$138.08	$152.54	$132.88
Third	$145.57	$137.93	$172.19	$152.86
Fourth	$153.86	$130.40	$181.55	$169.64
Dividends (per common share)

By Quarter	2015	2016
First	$ 0.600	$ 0.660
Second	0.600	0.660
Third	0.600	0.660
Fourth	0.600	0.660
Issuer Purchases of Equity Securities
The table below sets forth certain information regarding BD’s purchases of its common stock during the fiscal quarter ended September 30, 2016.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs(2)
July 1-31, 2016	—	—	—	9,147,060
August 1-31, 2016	2,364	$173.57	—	9,147,060
September 1-30, 2016	—	—	—	9,147,060
Total	2,364	$173.57	—	9,147,060

(1)
Represents shares purchased during the quarter in open market transactions by the trust relating to BD’s Deferred Compensation and Retirement Benefit Restoration Plan and 1996 Directors’ Deferral Plan.

(2)	Any repurchases would be made pursuant to the repurchase program authorized by the Board of Directors on September 24, 2013 for 10 million shares, for which there is no expiration date.

Item 6.    Selected Financial Data.
FIVE-YEAR SUMMARY OF SELECTED FINANCIAL DATA
Becton, Dickinson and Company

	Years Ended September 30
	2016		2015		2014		2013		2012
	Dollars in millions, except share and per share amounts
Operations
Revenues	$12,483		$10,282		$8,446		$8,054		$7,708
Gross Margin	5,991		4,695		4,301		4,171		3,953
Research and Development Expense	828		632		550		494		472
Operating Income	1,430		1,074		1,606		1,254		1,558
Interest Expense, Net	367		356		89		98		84
Income From Continuing Operations Before Income Taxes	1,074	(A)	739	(B)	1,522	(C)	1,165	(D)	1,472	(E)
Income Tax Provision	97		44		337		236		363
Income from Continuing Operations	976	(A)	695	(B)	1,185	(C)	929	(D)	1,110	(E)
Net Income	976		695		1,185		1,293		1,170
Basic Earnings Per Share from Continuing Operations	4.59		3.43		6.13		4.76		5.40
Diluted Earnings Per Share from Continuing Operations	4.49	(A)	3.35	(B)	5.99	(C)	4.67	(D)	5.30	(E)
Dividends Per Common Share	2.64		2.40		2.18		1.98		1.80
Financial Position
Total Current Assets	$6,367		$5,659		$5,775		$5,530		$5,144
Total Current Liabilities	4,400		4,381		2,225		2,122		1,974
Total PPE, Net	3,901		4,060		3,605		3,476		3,304
Total Assets	25,586		26,478		12,384		12,029		11,376
Total Long-Term Debt	10,550		11,370		3,768		3,763		3,761
Total Shareholders’ Equity	7,633		7,164		5,053		5,043		4,136
Book Value Per Common Share	35.79		34.00		26.33		25.99		21.00
Financial Relationships
Gross Profit Margin	48.0%		45.7%		50.9%		51.8%		51.3%
Return on Revenues	7.8%		6.8%		14.0%		11.5%	(F)	14.4%	(F)
Return on Total Assets(G)	5.6%		5.7%		13.6%		11.1%	(F)	14.7%	(F)
Return on Equity	13.2%		11.4%		23.5%		20.2%	(F)	24.8%	(F)
Debt to Capitalization(H)	57.2%		59.4%		43.6%		43.6%	(F)	49.6%	(F)
Additional Data
Number of Employees	50,900		49,500		30,600		30,000		29,600
Number of Shareholders	13,788		14,547		8,210		8,412		8,696
Average Common and Common Equivalent Shares Outstanding — Assuming Dilution (millions)	217.5		207.5		197.7		199.2		209.2
Depreciation and Amortization	$1,114		$891		$562		$546		$511
Capital Expenditures	693		596		592		522		487

Refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional discussion regarding the specified items referenced in notes (A) through (D) below.

(A)
Includes the impact of specified items totaling $1.261 billion ($892 million after-tax), or $4.10 diluted earnings per share from continuing operations, which affects comparisons of results across periods presented.

(B)
Includes the impact of specified items totaling $1.186 billion ($786 million after-tax), or $3.79 diluted earnings per share from continuing operations, which affects comparisons of results across periods presented.

(C)
Includes the impact of specified items totaling $153 million ($101 million after-tax), or $0.51 diluted earnings per share from continuing operations, which affects comparisons of results across periods presented.

(D)
Includes the impact of specified items totaling $442 million ($279 million after-tax), or $1.40 diluted earnings per share from continuing operations, which affects comparisons of results across periods presented.

(E)	There were no amounts reflected in the results of operations for the period which would significantly affect the comparisons of results across periods presented.

(F)	Excludes discontinued operations.

(G)	Earnings before interest expense and taxes as a percent of average total assets.

(H)	Total debt as a percent of the sum of total debt, shareholders’ equity and non-current deferred income tax liabilities.

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
Strategic Objectives
BD remains focused on delivering sustainable growth and shareholder value, while making appropriate investments for the future. BD management operates the business consistent with the following core strategies:

•	To increase revenue growth by focusing on our core products, services and solutions that deliver greater benefits to patients, healthcare workers and researchers;

•	To continue investment in research and development for platform extensions and innovative new products;

•	To make investments in growing our operations in emerging markets;

•	To improve operating effectiveness and balance sheet productivity;

•	To drive an efficient capital structure and strong shareholder returns.
Our strategy focuses on four specific areas within healthcare and life sciences:

•	Enabling safer, simpler and more effective parenteral drug delivery;

•	Improving clinical outcomes through new, more accurate and faster diagnostics;

•	Providing tools and technologies to the research community that facilitate the understanding of the cell, cellular diagnostics and cell therapy;

•	Enhancing disease management in diabetes, women’s health and cancer, and infection control.

We continue to strive to improve the efficiency of our capital structure and follow these guiding principles:

•	To maintain an investment grade rating;

•	To ensure access to the debt market for strategic opportunities;

•	To optimize the cost of capital based on market conditions.
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
Acquisition of CareFusion

On March 17, 2015, BD acquired a 100% interest in CareFusion Corporation ("CareFusion"). CareFusion’s operating results were included in BD’s consolidated results of operations beginning on April 1, 2015 and as such, the consolidated results of operations for the first six months of fiscal year 2015 referenced in the commentary provided further below did not include CareFusion's results. CareFusion operates as part of our Medical segment.
Summary of Financial Results
Worldwide revenues in 2016 of $12.483 billion increased 21.4% from the prior year, compared with an increase of 21.7% in 2015. Revenue growth in 2016 largely reflected the impact from the inclusion of CareFusion’s sales in the Company's results for a full fiscal year in 2016 as compared with only half the fiscal year in 2015, as discussed above. Revenues in 2016 also reflected volume growth of approximately 4.2%, which included an unfavorable impact from the termination of a distribution agreement in the Respiratory Solutions unit. Revenue growth in 2016 additionally reflected an unfavorable foreign currency translation impact of approximately 3.1% and a relatively immaterial favorable impact from price. Revenue growth in 2015 reflected a 24.1% impact from the inclusion of CareFusion's sales in the Company's results from April 1, 2015, as discussed above, as well as volume growth of 5.1% and unfavorable foreign currency translation of 7.5%.
Volume growth in 2016 reflected the following:

•
Medical segment volume growth was driven by the Medication and Procedural Solutions unit's international sales of safety-engineered products, the Diabetes Care unit’s sales of pen needles and the Pharmaceutical Systems unit's sales of self-injection systems. Fiscal year 2016 revenues in the Respiratory Solutions unit were unfavorably impacted by the termination of a distribution contract, as noted above.

•
Life Sciences segment volume growth was driven by the Preanalytical Systems unit's global sales of safety-engineered products, the Diagnostic Systems unit's sales of automated platforms and the Biosciences unit’s U.S. sales of research instrument and reagent sales. The Biosciences unit's international fiscal year 2016 revenues were unfavorably impacted by pressure on sales of HIV-related clinical products in Africa.

•
U.S. Medical segment volume growth in 2016 primarily reflected the sales of infusion disposables and self-injection systems. U.S. Life Sciences segment volume growth in 2016 was driven by sales of safety-engineered products, microbiology platforms, molecular diagnostic platforms, and research reagents, as well as by research instrument placements.

•
The Medical segment's international volume growth in 2016 was driven by sales of safety-engineered and flush products. The Life Sciences segment's international volume growth in 2016 was driven by sales of safety-engineered products, microbiology and Women's Health and Cancer platforms, but was negatively impacted by pressure on HIV-related clinical products in Africa, as noted above.

•
Worldwide sales of safety-engineered products reflected volume growth that was attributable to both segments. Fiscal year 2016 sales in the United States of safety-engineered devices of $1.805 billion increased 22.8% and fiscal year 2016 international sales of safety-engineered devices of $1.231 billion grew 9.3% over the prior year’s period, inclusive of an estimated 7.5% unfavorable impact due to foreign currency translation.

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

Our financial position remains strong, with cash flows from operating activities totaling $2.559 billion in 2016. At September 30, 2016, we had $1.6 billion in cash and equivalents and short-term investments. We continued to return value to our shareholders in the form of dividends. During fiscal year 2016, we paid cash dividends of $562 million. No shares were repurchased during fiscal year 2016.

Each reporting period, we face currency exposure that arises from translating the results of our worldwide operations to the U.S. dollar at exchange rates that fluctuate from the beginning of such period. The ongoing relative strength of the U.S. dollar resulted in an unfavorable foreign currency translation impact to our revenue growth during the fiscal year. We evaluate our results of operations on both a reported and a foreign currency-neutral basis, which excludes the impact of fluctuations in foreign currency exchange rates. As exchange rates are an important factor in understanding period-to-period comparisons, we believe the presentation of results on a foreign currency-neutral basis in addition to reported results helps improve investors’ ability to understand our operating results and evaluate our performance in comparison to prior periods. Foreign currency-neutral ("FXN") information compares results between periods as if exchange rates had remained constant period-over-period. We use results on a foreign currency-neutral basis as one measure to evaluate our performance. We calculate foreign currency-neutral percentages by converting our current-period local currency financial results using the prior-period foreign currency exchange rates and comparing these adjusted amounts to our current-period results. These results should be considered in addition to, not as a substitute for, results reported in accordance with U.S. generally accepted accounting principles ("GAAP"). Results on a foreign currency-neutral basis, as we present them, may not be comparable to similarly titled measures used by other companies and are not measures of performance presented in accordance with U.S. GAAP.
Results of Operations
Medical Segment
The following is a summary of Medical revenues by organizational unit:

				2016 vs. 2015 (A)			2015 vs. 2014 (A)
(Millions of dollars)	2016	2015	2014	Total Change	Estimated FX Impact	FXN Change	Total Change	Estimated FX Impact	FXN Change
Medication and Procedural Solutions	$3,413	$2,850	$2,307	19.8%	(3.6)%	23.4%	23.5%	(6.4)%	29.9%
Medication Management Solutions	2,210	1,033	—	NM	NM	NM	NM	NM	NM
Diabetes Care	1,023	1,012	1,037	1.1%	(3.3)%	4.4%	(2.4)%	(6.7)%	4.3%
Pharmaceutical Systems	1,199	1,167	1,229	2.7%	(2.4)%	5.1%	(5.0)%	(10.1)%	5.1%
Respiratory Solutions	824	419	—	96.8%	(2.3)%	99.1%	NM	NM	NM
Deferred revenue adjustment (B)	(14)	(20)	—	(29.3)%	—%	(29.3)%	NM	NM	NM
Total Medical revenues	$8,654	$6,460	$4,573	34.0%	(3.0)%	37.0%	41.3%	(8.5)%	49.8%

Medical segment safety-engineered products	$1,924	$1,499	$1,119	28.3%	(2.9)%	31.2%	34.0%	(6.6)%	40.6%

(A)	"NM" denotes that the percentage is not meaningful.

(B)
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

Overall Medical segment revenue growth in 2016 largely reflected the inclusion of CareFusion’s sales for a full fiscal year in 2016 compared with half the fiscal year in 2015, as previously discussed. Medical segment revenue growth in 2016 additionally reflected the Medication and Procedural Solutions unit's international sales of safety-engineered products, the Diabetes Care unit’s sales of pen needles and the Pharmaceutical Systems unit’s sales of self-injection systems. Fiscal year 2016 Medical segment revenue growth was unfavorably impacted by the termination of a distribution contract, as previously discussed, in the Respiratory Solutions unit.

Overall Medical segment growth in 2015 reflected the inclusion of CareFusion's sales for the second half of the fiscal year. Medical segment growth in 2015 additionally reflected the Medication and Procedural Solutions unit's international sales of safety-engineered products, the Diabetes Care unit’s sales of pen needles as well as international sales of safety-engineered products and favorable timing of ordering patterns in the Pharmaceutical Systems unit.
Medical segment operating income was as follows:

(Millions of dollars)	2016	2015	2014
Medical segment operating income	$2,052	$1,530	$1,291

Segment operating income as % of Medical revenues	23.7%	23.7%	28.2%

The Medical segment's operating income is driven by its performance with respect to gross profit margin and operating expenses. The Medical segment's gross profit margin in 2016 was slightly higher as compared with 2015 primarily due to lower manufacturing costs resulting from continuous operations improvement projects which improved the efficiency of our operations, partially offset by the recognition of a full year of amortization relating to intangible assets acquired in the CareFusion transaction and by unfavorable foreign currency translation. The Medical segment's gross profit margin as a percentage of revenues was lower in 2015 as compared with 2014 primarily due to the amortization of intangible assets acquired in the CareFusion transaction and the amortization of the acquisition-date write-down of CareFusion’s deferred revenue balance, as previously discussed. These unfavorable impacts on gross margin in 2015 were partially offset primarily by lower manufacturing costs resulting from continuous improvement projects. Selling and administrative expense in 2016 as a percentage of Medical revenues primarily reflected the suspension of the medical device excise tax imposed under the U.S. Patient Protection Affordable Care Act. Selling and administrative expense as a percentage of revenues in 2015 primarily reflected the inclusion of CareFusion’s spending, as well as depreciation of fixed assets acquired in the CareFusion acquisition, in the second half of 2015 results. Research and development expenses in 2016 increased $172 million, or 63% from 2015, which reflected the inclusion of CareFusion spending for a full fiscal year, as well as increased investment in new products and platforms. Research and development expenses in 2015 increased $85 million, or 46% from 2014, primarily due to the inclusion of CareFusion's costs in the second half of 2015 results.
Life Sciences Segment
The following is a summary of Life Sciences revenues by organizational unit:

				2016 vs. 2015			2015 vs. 2014
(Millions of dollars)	2016	2015	2014	Total Change	Estimated FX Impact	FXN Change	Total Change	Estimated FX Impact	FXN Change
Preanalytical Systems	$1,409	$1,391	$1,412	1.3%	(3.9)%	5.2%	(1.5)%	(6.4)%	4.9%
Diagnostic Systems	1,301	1,299	1,301	0.1%	(3.2)%	3.3%	(0.2)%	(6.5)%	6.3%
Biosciences	1,119	1,132	1,159	(1.2)%	(2.7)%	1.5%	(2.4)%	(6.0)%	3.6%
Total Life Sciences revenues	$3,829	$3,822	$3,872	0.2%	(3.2)%	3.4%	(1.3)%	(6.3)%	5.0%

Life Sciences segment safety-engineered products	$1,113	$1,097	$1,104	1.4%	(3.7)%	5.1%	(0.7)%	(6.3)%	5.6%
The Life Sciences segment's 2016 revenue growth was driven by the Preanalytical Systems unit's U.S. and international sales of safety-engineered products. Segment revenue growth in 2016 also reflected the Diagnostic Systems unit's sales of automated platforms, including BD Kiestra™, BD MAXTM, and BD BACTECTM blood culture systems as well as SurePathTM reagents. Fiscal year 2016 revenues in the Life Sciences segment additionally reflected the Biosciences unit’s research instrument and reagent sales, primarily in the United States, which were partially offset by pressure on sales of the Biosciences unit's HIV-related clinical products in Africa, as previously discussed.
The Life Sciences segment's 2015 revenue growth was driven by the Preanalytical Systems unit's international sales of safety-engineered products as well as by the Diagnostic Systems unit's worldwide sales of its BD Veritor™ platform, due to a stronger than normal influenza season, and its automated platforms, including BD Kiestra™, BD MAXTM, and BD BACTECTM blood culture systems. This growth was partially offset by share losses related to the Diagnostic Systems unit's BD ProbeTec™ and BD Viper™ systems. The Life Sciences segment's revenue growth in 2015 also reflected the Biosciences unit’s research instrument and reagent sales in the United States, partially offset by weaker international sales due to lower levels of research funding in Japan.

Life Sciences segment operating income was as follows:

(Millions of dollars)	2016	2015	2014
Life Sciences segment operating income	$793	$839	$861

Segment operating income as % of Life Sciences revenues	20.7%	21.9%	22.2%

The Life Sciences segment's operating income is driven by its performance with respect to gross profit margin and operating expenses.  The Life Sciences segment's gross profit margin as a percentage of revenues was lower in fiscal year 2016 primarily due to unfavorable foreign currency translation, partially offset by lower manufacturing costs resulting from operations improvement projects which improved the efficiency of our operations. The Life Sciences segment's gross profit margin as a percentage of revenues was lower in fiscal year 2015 compared with 2014 primarily due to unfavorable foreign currency translation, as well as various immaterial items. Selling and administrative expense as a percentage of Life Sciences revenues in 2016 was also lower compared to 2015 primarily due to the suspension of the medical device excise tax. Selling and administrative expense as a percentage of Life Sciences revenues decreased in 2015 compared with 2014, which reflected a charge to terminate a distributor arrangement. Research and development expense in 2016 increased by $14 million, or 5% above spending in 2015, which reflected increased investment in new products and platforms. Research and development expense in 2015 was flat compared with research and development expense in 2014. Research and development expense in 2015 reflected increased investment in new products and platforms, including the BD ViperTM and BD MaxTM platforms, and increased spending relating to acquisitions completed in 2015, which was offset by the prior-year impact of a $20 million asset write-off and costs associated with workforce reduction actions.
Geographic Revenues
BD’s worldwide revenues by geography are provided below.

				2016 vs. 2015			2015 vs. 2014
(Millions of dollars)	2016	2015	2014	Total Change	Estimated FX Impact	FXN Change	Total Change	Estimated FX Impact	FXN Change
United States	$6,893	$5,069	$3,417	36.0%	—	36.0%	48.4%	—	48.4%
International	5,590	5,213	5,029	7.2%	(6.2)%	13.4%	3.6%	(12.6)%	16.2%
Total revenues	$12,483	$10,282	$8,446	21.4%	(3.1)%	24.5%	21.7%	(7.5)%	29.2%
The Medical segment's U.S. revenue growth in 2016 primarily reflected the inclusion of CareFusion's U.S. sales for the full fiscal year. U.S. Medical segment revenues also reflected growth in sales of the segment's legacy products, particularly the Medication and Procedural Solutions unit's infusion disposables and the Pharmaceutical Systems unit's self-injection systems. U.S. Life Sciences revenue growth in 2016 was driven by sales of the Preanalytical Systems unit's safety-engineered products and the Diagnostic Systems unit's microbiology and molecular diagnostic platforms, as well as by research instrument placements and research reagent sales in the Biosciences unit. U.S. Life Sciences growth in 2016 was partially offset by a milder influenza season in 2016 as compared to 2015.
The Medical segment's U.S. revenue growth in 2015 reflected the inclusion of CareFusion’s U.S. sales of approximately $1.5 billion in results for the second half of 2015, as well as overall strength in the segment's legacy product portfolio, which was particularly driven by sales of infusion disposables and safety-engineered products. U.S. Life Sciences revenue growth in 2015 benefited from a stronger than normal influenza season, as discussed previously, and growth in the Biosciences unit’s research reagents and instrument placements, reflecting a favorable funding environment in the U.S. market. U.S. Life Sciences growth in 2015 was unfavorably impacted by share losses related to the BD ProbeTec™ and BD Viper™ systems.
The Medical segment's international revenue growth in 2016 was driven by the inclusion of CareFusion's sales for the full fiscal year, as well as by sales of the Medication and Procedural Solutions unit's safety-engineered products and flush products. The Life Sciences segment's fiscal year 2016 revenue growth was driven by the Preanalytical Systems unit's sales of safety-engineered products primarily in Western Europe and Asia Pacific, as well as by the Diagnostic Systems unit's sales of microbiology and Women's Health and Cancer platforms in Western Europe and Latin America. The Biosciences unit 2016 international revenue growth was negatively impacted by the pressure on sales of HIV-related clinical products in Africa.
International Medical segment revenue growth in 2015 reflected the inclusion of CareFusion’s sales in results for the second half of 2015, as well as growth of sales in emerging markets and sales of safety-engineered products in the Medication and Procedural Solutions and Pharmaceutical Systems units. The Medical segment's international revenue growth in 2015 additionally reflected sales of flush products as well as sales of pen needles in the Diabetes Care unit. International Life Sciences revenue growth in 2015 was largely driven by growth in emerging markets as well as by sales of safety-engineered products. International Life Sciences revenue growth in 2015 also benefited from growth in sales of microbiology products, including lab automation products, but was partially offset by weaker Biosciences unit sales primarily due to lower levels of research funding in Japan.

Effective October 1, 2015, we changed the composition of countries that we define as emerging markets within the Asia Pacific region. On this redefined basis, emerging market revenues were $1.9 billion, $1.8 billion and $1.7 billion in 2016, 2015 and 2014, respectively. Unfavorable foreign currency translation impacted emerging market revenues in 2016 and 2015 by an estimated $156 million and $142 million, respectively. Emerging market revenue growth in 2016 reflected the inclusion of CareFusion's sales for the full fiscal year, as well as growth in China and Latin America, partially offset by declines in the Middle East and Africa. Emerging market revenues in 2015 primarily reflected the inclusion of CareFusion's revenues in the second half of 2015.
Specified Items
Reflected in the financial results for 2016, 2015 and 2014 were the following specified items:

(Millions of dollars)	2016	2015	2014
Financing costs (A)	$—	$107	$—
Transaction costs (A)	10	59	6
Integration costs (A)	192	95	—
Restructuring costs (A)	526	271	—
Purchase accounting (B)	527	645	74
Research and development charges (C)	—	—	26
Pension settlement charges	6	—	3
Other, net (D)	—	7	44
Total specified items	1,261	1,186	153
Tax impact of specified items	369	400	52
After-tax impact of specified items	$892	$786	$101

(A)
Represents financing, transaction, integration and restructuring costs substantially associated with the CareFusion acquisition and portfolio rationalization. The financing costs were recorded in Interest expense. The transaction, integration and restructuring costs were recorded in Acquisitions and other restructurings. For further discussion of these charges, refer to Notes 1, 7, 8, 9, 10 and 11 to the consolidated financial statements contained in Item 8. Financial Statements and Supplementary Data.

(B)
Primarily represents non-cash amortization expense associated with acquisition-related identifiable intangible assets. BD’s amortization expense is primarily recorded in Cost of products sold. Amortization and depreciation expense relating to assets acquired in the CareFusion transaction was $492 million in 2016 compared with $284 million in 2015. The adjustments in 2016 also included a net decrease in the fair value of certain contingent consideration liabilities of $25 million. The adjustments in 2015 included a fair value step-up adjustment of $293 million recorded relative to CareFusion’s inventory on the acquisition date and a pre-tax acquisition-date accounting gain of $9 million on a previously held investment.

(C)
Represents charges incurred in 2014 by the Medical and Life Sciences segments of $6 million and $20 million, respectively, in connection with the segments' terminations of certain development programs.

(D)
The amount in 2015 represents a charge for plaintiff attorneys’ fees, recorded in Selling and administrative expense associated with the antitrust and false advertising lawsuit Retractable Technologies, Inc. filed against BD, partially offset by an adjustment to reduce a liability for employee termination costs recorded relative to workforce reduction actions taken in the fourth quarter of fiscal year 2014. The amount in 2014 primarily represented the $36 million charge recorded relative to workforce reduction actions. For further discussion of these charges, refer to Notes 5 and 8 to the consolidated financial statements contained in Item 8. Financial Statements and Supplementary Data.

Gross Profit Margin
The comparison of gross profit margins in 2016 and 2015 and the comparison of gross profit margins in 2015 and 2014 reflected the following impacts:

	2016	2015
Gross profit margin % prior-year period	45.7%	50.9%
CareFusion acquisition-related asset depreciation and amortization	0.6%	(5.5)%
Operating performance	2.5%	0.8%
Foreign currency translation	(0.8)%	(0.5)%
Gross profit margin % current-year period	48.0%	45.7%

Gross profit margin in 2016 benefited from a favorable comparison to 2015, which reflected the fair value step-up adjustment recorded relative to CareFusion’s inventory on the acquisition date, as previously discussed, partially offset by the recognition in 2016 of a full year of amortization relating to CareFusion's intangible assets. The operating performance impacts in 2016 and 2015 primarily reflected lower manufacturing costs resulting from continuous operations improvement projects which improved the efficiency of our operations.
Operating Expenses
Operating expenses in 2016, 2015 and 2014 were as follows:

				Increase (decrease) in basis points
(Millions of dollars)	2016	2015	2014	2016 vs. 2015	2015 vs. 2014
Selling and administrative expense	$3,005	$2,563	$2,145
% of revenues	24.1%	24.9%	25.4%	(80)	(50)

Research and development expense	$828	$632	$550
% of revenues	6.6%	6.1%	6.5%	50	(40)

Acquisitions and other restructurings	$728	$426	$—
Selling and administrative
Selling and administrative expense as a percentage of revenues in 2016 reflected synergies resulting from the CareFusion acquisition, as well as favorable foreign currency translation and a suspension of the medical device excise tax, as previously discussed. Selling and administrative expense as a percentage of revenues in 2016 was unfavorably impacted by higher selling expenses relating to product launches and higher shipping expenses. Selling and administrative expense as a percentage of revenues in 2015 reflected favorable foreign currency translation, partially offset by the impacts of increased spending relating to the expansion of our business in emerging markets, a charge relating to the RTI litigation matter, as previously discussed, as well as depreciation of fixed assets acquired in the CareFusion acquisition.
Research and development
Research and development expense in 2016 reflected the inclusion of CareFusion’s research and development expenses in the Company's results for the full fiscal year 2016 and increased investment in high growth opportunities. Research and development expense in 2015 reflected the inclusion of CareFusion’s research and development expenses in the results for the second half of fiscal year 2015. Research and development expense as a percentage of revenues in 2015 was lower in comparison to 2014, which included a workforce reduction charge, asset write-offs and program termination charges as well as ongoing investment in new products and platforms within the Medical segment.
Acquisitions and other restructurings

Costs relating to acquisitions and other restructurings represented transaction, integration and restructuring costs substantially associated with the CareFusion acquisition and portfolio rationalization. The transaction and integration costs specifically included advisory, legal, and other costs substantially incurred in connection with the CareFusion acquisition. Restructuring costs in 2016 included a $214 million charge recorded to impair capitalized internal-use software assets held for sale as a result of the information technology function transformation efforts. For further disclosures regarding the costs relating to acquisitions and other restructurings, refer to Notes 1, 7, 8, 9, 10 and 11 to the consolidated financial statements contained in Item 8. Financial Statements and Supplementary Data.
Net Interest Expense

(Millions of dollars)	2016	2015	2014
Interest expense	$(388)	$(371)	$(135)
Interest income	21	15	46
Net interest expense	$(367)	$(356)	$(89)

The increase in interest expense in 2016 reflected a full year of increased financing costs associated with the CareFusion acquisition, including interest on $6.2 billion of senior unsecured notes issued in December 2014, in anticipation of closing the CareFusion acquisition. This increase in financing costs was partially offset by the full year impact of favorable amortization of the acquisition-date fair value step-up on CareFusion’s long-term debt as well as by the prior-year impact of commitment fees incurred for a bridge loan facility that was terminated in March 2015. The increase in interest expense in 2015 compared with 2014 primarily reflected interest associated with the $6.2 billion of senior unsecured notes and the commitment fees for the bridge loan facility, as discussed above. These increases in interest expense in fiscal year 2015 were partially offset by favorable amortization of the fair value step-up recorded on CareFusion’s long-term debt beginning on April 1, 2015. Additional disclosures regarding these financing arrangements and our debt instruments are provided in Note 15 to the consolidated financial statements contained in Item 8. Financial Statements and Supplementary Data.

The increase in interest income in 2016 reflected the realization of investment gains on assets related to our deferred compensation plans, compared with the realization of losses in 2015, partially offset by lower cash levels outside of the United States. The offsetting movements in the deferred compensation plan liability were recorded in Selling and administrative expense. The decrease in interest income in 2015 compared with 2014 reflected lower cash levels outside of the United States as well as investment losses on assets related to our deferred compensation plan.
Income Taxes

The income tax rates in 2016, 2015 and 2014 were as follows:

	2016	2015	2014
Effective income tax rate	9.1%	5.9%	22.1%

The increase in the effective income tax rate from 2015 to 2016 is primarily due to the decrease in tax benefits on specified items. The tax benefits of the specified items shown earlier reduced the income tax rates in 2016 and 2015 by 1,090 and 1,720 basis points, respectively, as the tax benefits on these specified items were primarily incurred in higher tax jurisdictions. The income tax rates in fiscal years 2016 and 2015 also reflected the extension of the U.S. research and development income tax credit, which was partially offset by the unfavorable impact of one-time discrete items.  The effective income tax rate in 2014 reflected our decision to change our position of permanent reinvestment with respect to the unremitted earnings of Brazil and certain other Latin American jurisdictions, the impact of which was more than offset by the benefits resulting from discrete one-time items and geographic mix.
Net Income and Diluted Earnings per Share
Net Income and Diluted Earnings per Share in 2016, 2015 and 2014 were as follows:

	2016	2015	2014
Net income (Millions of dollars)	$976	$695	$1,185
Diluted Earnings per Share	$4.49	$3.35	$5.99

Unfavorable impact-specified items	$(4.10)	$(3.79)	$(0.51)
Unfavorable impact-foreign currency translation	$(0.64)	$(0.69)	$(0.22)
Dilutive impact from shares issued as consideration for the CareFusion acquisition (prior to the inclusion of CareFusion in consolidated results of operations)	$—	$(0.02)	$—

Financial Instrument Market Risk
We selectively use financial instruments to manage market risk, primarily foreign currency exchange risk and interest rate risk relating to our ongoing business operations. The counterparties to these contracts are highly rated financial institutions. We do not enter into financial instruments for trading or speculative purposes.
Foreign Exchange Risk
BD and its subsidiaries transact business in various foreign currencies throughout Europe, Greater Asia, Canada and Latin America. We face foreign currency exposure from the effect of fluctuating exchange rates on payables and receivables relating to transactions that are denominated in currencies other than our functional currency. These payables and receivables primarily arise from intercompany transactions. We hedge substantially all such exposures, primarily through the use of forward contracts. We also face currency exposure that arises from translating the results of our worldwide operations, including sales, to the U.S. dollar at exchange rates that have fluctuated from the beginning of a reporting period. From time to time, we may purchase forward contracts and options to hedge certain forecasted transactions that are denominated in foreign currencies in order to partially protect against a reduction in the value of future earnings resulting from adverse foreign exchange rate movements. Gains or losses on derivative instruments are largely offset by the gains or losses on the underlying hedged transactions. We did not enter into contracts to hedge cash flows against foreign currency fluctuations in fiscal year 2016 or 2015.
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
With respect to the foreign currency derivative instruments outstanding at September 30, 2016 and 2015, the impact changes in the U.S. dollar would have on pre-tax earnings was estimated as follows:

	Increase (decrease)
(Millions of dollars)	2016	2015
10% appreciation in U.S. dollar	$(67)	$(28)
10% depreciation in U.S. dollar	$67	$28
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
With respect to the interest rate derivatives outstanding at September 30, 2016 and 2015, the impact changes in the interest rate would have on the fair value of these derivatives was estimated as follows:

	Increase (decrease)
(Millions of dollars)	2016	2015
10% increase in interest rates	$5	$(3)
10% decrease in interest rates	$(5)	$3
Based on our overall interest rate exposure at September 30, 2016 and 2015, a 10% change in interest rates would not have a material effect on our earnings or cash flows over a one-year period.

Liquidity and Capital Resources

The following table summarizes our consolidated statement of cash flows in 2016, 2015 and 2014:

(Millions of dollars)	2016	2015	2014
Net cash provided by (used for)
Operating activities	$2,559	$1,730	$1,746
Investing activities	$(669)	$(8,318)	$(948)
Financing activities	$(1,761)	$6,190	$(807)
Net Cash Flows from Operating Activities

The fiscal year 2016, 2015 and 2014 changes in net cash provided by operating activities was primarily attributable to net income, as adjusted for depreciation and amortization and other non-cash items. The fiscal year 2016 change in operating assets and liabilities was a net source of cash and primarily reflected higher levels of accounts payable and accrued expenses as well as lower levels of inventory, prepayments and financing receivables, partially offset by higher levels of accounts receivables. The fiscal year 2015 change in operating assets and liabilities was a net source of cash and primarily reflected lower levels of inventory and higher levels of accounts payable and accrued expenses, partially offset by higher levels of prepayments. The lower levels of inventory reflected the impact, primarily recognized in the third quarter of fiscal year 2015, of the acquisition fair value step-up adjustment recorded relative to CareFusion’s inventory on the acquisition date. Net cash provided by operating activities in 2016 was reduced by changes in the pension obligation resulting primarily from a discretionary cash contribution of $100 million. Net cash provided by operating activities in 2015 increased by changes in the pension obligation as current-year expense was partially offset by discretionary contributions of $40 million. The previously discussed non-cash charge recorded to impair capitalized internal-use software assets held for sale is included as other operating activities.
Net Cash Flows from Investing Activities
Capital expenditures
Our investments in capital expenditures are focused on projects that enhance our cost structure and manufacturing capabilities, and support our strategy of geographic expansion with select investments in growing markets. Capital expenditures of $693 million, $596 million, $592 million in 2016, 2015 and 2014, respectively, primarily related to manufacturing capacity expansions and details of spending by segment are contained in Note 6 to the consolidated financial statements contained in Item 8. Financial Statements and Supplementary Data.
Investments
Cash inflows from the sales of investments of $840 million in 2015 were attributable to the maturities of time deposits in Europe, Latin America and Asia Pacific.
Acquisitions of Businesses
Cash outflows relating to acquisitions in 2015 and 2014 were $8.4 billion and $40 million, respectively. Cash outflows relating to acquisitions in 2015 were primarily attributable to the completion of the CareFusion acquisition in the second quarter of fiscal year 2015. Cash outflows relating to acquisitions in 2014 represented cash paid to acquire Alverix, Inc. in the second quarter of fiscal year 2014. For further discussion, refer to Note 9 to the consolidated financial statements contained in Item 8. Financial Statements and Supplementary Data.
Net Cash Flows from Financing Activities

Net cash used for financing activities in 2016 included a net $500 million reduction of our commercial paper program balance and the third quarter repayment of $750 million of floating rate notes due on June 15, 2016. Net cash provided by financing activities in 2015 included the proceeds, which were used to finance our acquisition of CareFusion, from $6.2 billion of notes issued in December 2014 and $500 million total proceeds from net borrowings under commercial paper programs. For additional information regarding these financing arrangements, refer to Note 15 to the consolidated financial statements contained in Item 8. Financial Statements and Supplementary Data and for additional information regarding the CareFusion acquisition, refer to Note 9 to the consolidated financial statements contained in Item 8. Financial Statements and Supplementary Data.

Debt-Related Activities

Certain measures relating to our total debt were as follows:

	2016	2015	2014
Total debt	$11,551	$12,822	$3,971

Short-term debt as a percentage of total debt	8.7%	11.3%	5.1%
Weighted average cost of total debt	3.6%	3.3%	3.7%
Total debt as a percentage of total capital (A)	57.2%	59.4%	43.6%

(A)	Represents shareholders’ equity, net non-current deferred income tax liabilities, and debt.

The ratio of short-term debt as a percentage of total debt at September 30, 2016 primarily reflected the reclassifications, from long-term debt to short-term debt, of $500 million of 1.75% notes due on November 8, 2016 and $300 million of 1.450% notes due May 15, 2017, offset by the repayment of $750 million of floating rate notes, as previously discussed. The ratio of short-term debt as a percentage of total debt at September 30, 2015 reflected the reclassification, from long-term debt to short-term debt, of $750 million of floating rate notes due on June 15, 2016. The ratios of debt as a percentage of total capital at September 30, 2015 and 2014 also reflect adjustments to the consolidated balance sheet resulting from our adoption of revised presentation requirements relating to deferred taxes. Additional information regarding this adoption is provided in Note 2 to the consolidated financial statements contained in Item 8. Financial Statements and Supplementary Data.
Cash and Short-term Investments
At September 30, 2016, total worldwide cash and short-term investments were $1.568 billion, of which $966 million was held in jurisdictions outside of the United States. We regularly review the amount of cash and short-term investments held outside the United States and currently intend to use such amounts to fund our international operations and their growth initiatives. In addition, if these amounts were repatriated from foreign jurisdictions to the United States, there could be adverse tax consequences.
Credit Facilities

We have in place a commercial paper borrowing program which is available to meet our short-term financing needs, including working capital requirements. In February 2016, we increased the size of this program by $500 million so that it allows us to issue a maximum of $1.5 billion in notes. Borrowings outstanding under this program were $200 million at September 30, 2016, which reflected a net reduction of $500 million from our outstanding balance of commercial paper borrowings at September 30, 2015, as previously discussed.

In January 2016, we replaced an existing $1 billion syndicated credit facility with a $1.5 billion syndicated credit facility that has an expiration date of January 2021. There were no borrowings outstanding under this credit facility at September 30, 2016. The credit facility, under which we may issue up to $100 million in letters of credit, provides backup support for our commercial paper program and can also be used for other general corporate purposes. It includes a provision that enables BD, subject to additional commitments made by the lenders, to access up to an additional $500 million in financing through the facility for a maximum aggregate commitment of $2 billion. The credit facility includes a single financial covenant that requires BD to maintain an interest expense coverage ratio of not less than 5-to-1 for the most recent four consecutive fiscal quarters. We were in compliance with this covenant as of September 30, 2016. We also have informal lines of credit outside the United States.

In November 2016, we announced that we commenced tender offers for certain of our senior unsecured notes. We expect to finance the tender offer through an issuance of senior notes, cash on hand and other sources of liquidity.
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

BD’s credit ratings at September 30, 2016 were as follows:

	Standard & Poor’s	Moody’s
Ratings:
Senior Unsecured Debt	BBB+	Baa2
Commercial Paper	A-2	P-2
Outlook	Stable	Stable
Subsequent to BD’s completion of the CareFusion acquisition in 2015, Standard & Poor’s Ratings Services, one of the major corporate debt rating organizations, downgraded BD’s long-term debt and commercial paper ratings from A to BBB+ and from A-1 to A-2, respectively. Another major corporate debt rating organization, Moody’s Investors Service, downgraded BD’s long-term debt rating, from A3 to Baa2. There were no changes to BD's long-term debt and commercial paper ratings with either rating organization during 2016.
BD’s credit ratings remained investment grade after these downgrades and while such downgrades in our credit ratings may increase the costs associated with maintaining and borrowing under our existing credit arrangements, the downgrades do not affect our ability to draw on these credit facilities, nor do they result in an acceleration of the scheduled maturities of any outstanding debt. We believe that given our debt ratings, our financial management policies, our ability to generate cash flow and the non-cyclical, geographically diversified nature of our businesses, we would have access to additional short-term and long-term capital should the need arise. A rating reflects only the view of a rating agency and is not a recommendation to buy, sell or hold securities. Ratings can be revised upward or downward at any time by a rating agency if such rating agency decides that circumstances warrant such a change.
Contractual Obligations
In the normal course of business, we enter into contracts and commitments that obligate us to make payments in the future. The table below sets forth BD’s significant contractual obligations and related scheduled payments as of September 30, 2016:

	Total	2017	2018 to 2019	2020 to 2021	2022 and Thereafter
	(Millions of dollars)
Short-term debt	$801	$801	$—	$—	$—
Long-term debt(A)	14,679	398	3,381	2,468	8,432
Operating leases	278	74	103	68	33
Purchase obligations(B)	1,413	851	468	85	10
Unrecognized tax benefits(C)	—	—	—	—	—
Total(D)	$17,172	$2,125	$3,951	$2,622	$8,475

(A)	Long-term debt obligations include expected principal and interest obligations.

(B)	Purchase obligations are for purchases made in the normal course of business to meet operational and capital requirements.

(C)
Unrecognized tax benefits at September 30, 2016 of $457 million were all long-term in nature. Due to the uncertainty related to the timing of the reversal of these tax positions, the related liability has been excluded from the table.

(D)	Required funding obligations for 2016 relating to pension and other postretirement benefit plans are not expected to be material.
Critical Accounting Policies
The following discussion supplements the descriptions of our accounting policies contained in Note 1 to the consolidated financial statements contained in Item 8. Financial Statements and Supplementary Data. The preparation of the consolidated financial statements requires management to use estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, as well as the disclosure of contingent assets and liabilities at the date of the consolidated financial statements. Some of those judgments can be subjective and complex and, consequently, actual results could differ from those estimates. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. For any given estimate or assumption made by management, it is possible that other people applying reasonable judgment to the same facts and circumstances could develop different estimates. Actual results that differ from management’s estimates could have an unfavorable effect on our consolidated financial statements. Management believes the following critical accounting policies reflect the more significant judgments and estimates used in the preparation of the consolidated financial statements:
Revenue Recognition
Some of our sales transactions qualify as multiple-element arrangements which require us to identify separate units of accounting within the arrangement and allocate the transaction consideration across these separate accounting units. For arrangements that include software and non-software elements, the transaction consideration is allocated to the software elements as a group as well as to the individual non-software elements that have been separately identified. The identification of accounting units and the allocation of total transaction consideration for multiple-element arrangements may be subjective and requires a degree of management judgment. Management’s judgments relative to multiple-element arrangements may affect the timing of revenue recognition.
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
The revenue allocated to equipment or instruments in multiple-element arrangements is recognized upon transfer of title and risk of loss to the customer. The revenue allocated to extended warranty contracts and software maintenance contracts is deferred and recognized as these deliverables are performed under the arrangement. The majority of deferred revenue relating to extended warranty contracts is generally recognized within a few years whereas deferred revenue relating to software maintenance contracts is generally recognized over a longer period.
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
While we have determined that the software embedded in the following product groupings is more than incidental to the products as a whole, the non-software elements (i.e., hardware) and software elements work together to deliver the essential functionality of these products as a whole. As such, the accounting for these product offerings does not fall within the scope of software industry-specific accounting requirements:

•	Infusion products (when sold with safety software, patient identification products and certain diagnostic equipment) within our Medication Management Solutions unit;

•	Dispensing products within our Medication Management Solutions unit;

•	Research and clinical instruments within our Biosciences unit.
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
We assess goodwill for impairment at the reporting unit level, which is defined as an operating segment or one level below an operating segment, referred to as a component. Our reporting units generally represent one level below reporting segments and we aggregate components within an operating segment that have similar economic characteristics. Potential impairment of goodwill is identified by comparing the fair value of a reporting unit with its carrying value. Our annual goodwill impairment test performed on July 1, 2016 did not result in any impairment charges, as the fair value of each reporting unit exceeded its carrying value.
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

BD has reviewed its needs in the U.S. for possible repatriation of undistributed earnings of its foreign subsidiaries and, with exception for certain countries, continues to invest foreign subsidiaries earnings outside of the U.S. to fund foreign investments or meet foreign working capital and property, plant and equipment expenditure needs. Deferred taxes are not provided on undistributed earnings of foreign subsidiaries that are indefinitely reinvested. At September 30, 2016, the cumulative amount of such undistributed earnings indefinitely reinvested outside the United States was $8.7 billion. The determination of the amount of the unrecognized deferred tax liability related to the undistributed earnings is not practicable because of the complexities associated with its hypothetical calculation.
Contingencies
We are involved, both as a plaintiff and a defendant, in various legal proceedings that arise in the ordinary course of business, including, without limitation, product liability, antitrust and environmental matters, as further discussed in Note 5 to the consolidated financial statements contained in Item 8. Financial Statements and Supplementary Data. We assess the likelihood of any adverse judgments or outcomes to these matters as well as potential ranges of probable losses. We establish accruals to the extent probable future losses are estimable (in the case of environmental matters, without considering possible third-party recoveries). A determination of the amount of accruals, if any, for these contingencies is made after careful analysis of each individual issue and, when appropriate, is developed after consultation with outside counsel. The accruals may change in the future due to new developments in each matter or changes in our strategy in dealing with these matters.
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
Benefit Plans
We have significant net pension and other postretirement and postemployment benefit costs that are measured using actuarial valuations. These benefit costs include assumptions for the discount rate. Pension benefit costs also include an assumption for the expected return on plan assets. These assumptions have a significant effect on the amounts reported. In addition to the analysis below, see Note 8 to the consolidated financial statements contained in Item 8. Financial Statements and Supplementary Data for additional discussion.
The discount rate is selected each year based on investment grade bonds and other factors as of the measurement date (September 30). Specifically for the U.S. pension plan, we will use a discount rate of 3.43% for 2017, which was based on an actuarially-determined, company-specific yield curve to measure liabilities as of the measurement date. To calculate the pension expense in 2017, we will apply the individual spot rates along the yield curve that correspond with the timing of each future cash outflow for benefit payments in order to calculate interest cost and service cost. Additional disclosures regarding the method to be used in calculating the interest cost and service cost components of pension expense for 2017 are provided in Note 8 to the consolidated financial statements contained in Item 8. Financial Statements and Supplementary Data. The expected long-term rate of return on plan assets assumption, although reviewed each year, changes less frequently due to the long-term nature of the assumption. This assumption does not impact the measurement of assets or liabilities as of the measurement date; rather, it is used only in the calculation of pension expense. To determine the expected long-term rate of return on pension plan assets, we consider many factors, including our historical assumptions compared with actual results; benchmark data; expected returns on various plan asset classes, as well as current and expected asset allocations. We will use a long-term expected rate of return on plan assets assumption of 7.25% for the U.S. pension plan in 2017. We believe our discount rate and expected long-term rate of return on plan assets assumptions are appropriate based upon the above factors.
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

Share-Based Compensation
Compensation cost relating to share-based payment transactions is recognized in net income using a fair value measurement method. All share-based payments to employees, including grants of employee stock options, are recognized in the statement of operations as compensation expense (based on their fair values) over the vesting period of the awards. We determine the fair value of certain share-based awards using a lattice-based binomial option valuation model that incorporates certain assumptions, such as the risk-free interest rate, expected volatility, expected dividend yield and expected life of the options. See Note 7 to the consolidated financial statements contained in Item 8. Financial Statements and Supplementary Data for additional discussion.
Cautionary Statement Regarding Forward-Looking Statements

BD and its representatives may from time to time make certain forward-looking statements in publicly released materials, both written and oral, including statements contained in filings with the Securities and Exchange Commission, press releases, and our reports to shareholders. Forward-looking statements may be identified by the use of words such as “plan,” “expect,” “believe,” “intend,” “will,”, “may”, “anticipate,” “estimate” and other words of similar meaning in conjunction with, among other things, discussions of future operations and financial performance (including volume growth, sales and earnings per share growth, and cash flows) and statements regarding our strategy for growth, future product development, regulatory approvals, competitive position and expenditures. All statements that address our future operating performance or events or developments that we expect or anticipate will occur in the future are forward-looking statements.

Forward-looking statements are, and will be, based on management’s then-current views and assumptions regarding future events, developments and operating performance, and speak only as of their dates. Investors should realize that if underlying assumptions prove inaccurate, or risks or uncertainties materialize, actual results could vary materially from our expectations and projections. Investors are therefore cautioned not to place undue reliance on any forward-looking statements. Furthermore, we undertake no obligation to update or revise any forward-looking statements after the date they are made, whether as a result of new information, future events and developments or otherwise, except as required by applicable law or regulations.
The following are some important factors that could cause our actual results to differ from our expectations in any forward-looking statements. For further discussion of certain of these factors, see Item 1A. Risk Factors.

•
Weakness in the global economy and financial markets, which could increase the cost of operating our business, weaken demand for our products and services, negatively impact the prices we can charge for our products and services, or impair our ability to produce our products.

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

•	The adverse financial impact resulting from unfavorable changes in foreign currency exchange rates.

•	Regional, national and foreign economic factors, including inflation, deflation, and fluctuations in interest rates, and the potential effect on our operating performance.

•
Our ability to achieve our projected level or mix of product sales, as our earnings forecasts are based on projected sales volumes and pricing of many product types, some of which are more profitable than others.

•
Changes in reimbursement practices of third-party payers or adverse decisions relating to our products by such payers, which could reduce demand for our products or the price we can charge for such products.

•
The impact of the Patient Protection and Affordable Care Act in the United States, which implemented an excise tax on U.S. sales of certain medical devices (which has been suspended until January 1, 2018), and which could result in reduced demand for our products, increased pricing pressures or otherwise adversely affect our business.

•	Future healthcare reform in the United States and other countries in which we do business that may involve changes in government pricing and reimbursement policies or other cost containment reforms.

•
Changes in domestic and foreign healthcare industry practices that result in a reduction in procedures using our products or increased pricing pressures, including the continued consolidation among healthcare providers and trends toward managed care and healthcare cost containment.

•
Fluctuations in the cost and availability of oil-based resins and other raw materials, as well as certain components, used in our products, the ability to maintain favorable supplier arrangements and relationships (particularly with respect to sole-source suppliers), and the potential adverse effects of any disruption in the availability of such items.

•	Security breaches of our information technology systems or our products, which could impair our ability to conduct business, result in the loss of BD trade secrets or otherwise compromise sensitive information of BD or its customers, suppliers and other business partners, or of customers' patients, or result in product efficacy or safety concerns for certain of our products.

•
Difficulties inherent in product development, including the potential inability to successfully continue technological innovation, successfully complete clinical trials, obtain regulatory approvals in the United States and abroad, obtain intellectual property protection for our products, obtain coverage and adequate reimbursement for new products, or gain and maintain market approval of products, as well as the possibility of infringement claims by competitors with respect to patents or other intellectual property rights, all of which can preclude or delay commercialization of a product. Delays in obtaining necessary approvals or clearances from the FDA or other regulatory agencies or changes in the regulatory process may also delay product launches and increase development costs.

•	The impact of business combinations, including any volatility in earnings relating to acquisition-related costs, and our ability to successfully integrate any business we may acquire.

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

•
Political conditions in international markets, including civil unrest, terrorist activity, governmental changes, trade barriers, restrictions on the ability to transfer capital across borders and governmental expropriation of assets. This includes the possible impact of the June 2016 advisory referendum by British voters to exit the European Union, which has created uncertainties affecting business operations in the United Kingdom and the EU.

•
Deficit reduction efforts or other actions that reduce the availability of government funding for healthcare and research, which could weaken demand for our products and result in additional pricing pressures, as well as create potential collection risks associated with such sales.

•	Fluctuations in university or U.S. and international governmental funding and policies for life sciences research.

•
Fluctuations in the demand for products we sell to pharmaceutical companies that are used to manufacture, or are sold with, the products of such companies, as a result of funding constraints, consolidation or otherwise.

•
The effects of events that adversely impact our ability to manufacture our products (particularly where production of a product line is concentrated in one or more plants) or our ability to source materials or components from suppliers (including sole-source suppliers) that are needed for such manufacturing.

•
Pending and potential future litigation or other proceedings adverse to BD, including antitrust, product liability, environmental and patent infringement, and the availability or collectability of insurance relating to any such claims.

•
New or changing laws and regulations affecting our domestic and foreign operations, or changes in enforcement practices, including laws relating to trade, monetary and fiscal policies, taxation (including tax reforms that could adversely impact multinational corporations), sales practices, environmental protection, price controls, and licensing and regulatory requirements for new products and products in the postmarketing phase. In particular, the U.S. and other countries may impose new requirements regarding registration, labeling or prohibited materials that may require us to re-register products already on the market or otherwise impact our ability to market our products. Environmental laws, particularly with respect to the emission of greenhouse gases, are also becoming more stringent throughout the world, which may increase our costs of operations or necessitate changes in our manufacturing plants or processes or those of our suppliers, or result in liability to BD.

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
Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.
The information required by this item is included in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, and in Notes 1, 13 and 14 to the consolidated financial statements contained in Item 8, Financial Statements and Supplementary Data, and is incorporated herein by reference.

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
Management’s Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Act of 1934. Management conducted an assessment of the effectiveness of internal control over financial reporting based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this assessment and those criteria, management concluded that internal control over financial reporting was effective as of September 30, 2016.
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

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors of
Becton, Dickinson and Company
We have audited the accompanying consolidated balance sheets of Becton, Dickinson and Company as of September 30, 2016 and 2015, and the related consolidated statements of income, comprehensive income and cash flows for each of the three years in the period ended September 30, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Becton, Dickinson and Company at September 30, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 2016, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Becton, Dickinson and Company’s internal control over financial reporting as of September 30, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated November 23, 2016 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
New York, New York
November 23, 2016

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors of
Becton, Dickinson and Company
We have audited Becton, Dickinson and Company’s internal control over financial reporting as of September 30, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Becton, Dickinson and Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, Becton, Dickinson and Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2016, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Becton, Dickinson and Company as of September 30, 2016 and 2015, and the related consolidated statements of income, comprehensive income and cash flows for each of the three years in the period ended September 30, 2016 of Becton, Dickinson and Company, and our report dated November 23, 2016 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
New York, New York
November 23, 2016

Consolidated Statements of Income
Becton, Dickinson and Company
Years Ended September 30

Millions of dollars, except per share amounts	2016	2015	2014
Revenues	$12,483	$10,282	$8,446

Cost of products sold	6,492	5,587	4,145
Selling and administrative expense	3,005	2,563	2,145
Research and development expense	828	632	550
Acquisitions and other restructurings	728	426	—
Total Operating Costs and Expenses	11,053	9,207	6,840
Operating Income	1,430	1,074	1,606
Interest expense	(388)	(371)	(135)
Interest income	21	15	46
Other income, net	11	21	5
Income Before Income Taxes	1,074	739	1,522
Income tax provision	97	44	337
Net Income	$976	$695	$1,185

Basic Earnings per Share	$4.59	$3.43	$6.13

Diluted Earnings per Share	$4.49	$3.35	$5.99

Amounts may not add due to rounding.
See notes to consolidated financial statements.

Consolidated Statements of Comprehensive Income
Becton, Dickinson and Company
Years Ended September 30

Millions of dollars	2016	2015	2014
Net Income	$976	$695	$1,185
Other Comprehensive Income (Loss), Net of Tax
Foreign currency translation adjustments	(50)	(692)	(344)
Defined benefit pension and postretirement plans	(141)	(36)	(147)
Net unrealized gains (losses) on cash flow hedges, net of reclassifications	1	(9)	5
Other Comprehensive (Loss) Income, Net of Tax	(191)	(737)	(486)
Comprehensive Income (Loss)	$786	$(42)	$699

Amounts may not add due to rounding.
See notes to consolidated financial statements.

Consolidated Balance Sheets
Becton, Dickinson and Company
September 30

Millions of dollars, except per share amounts and numbers of shares	2016	2015
Assets
Current Assets
Cash and equivalents	$1,541	$1,424
Short-term investments	27	20
Trade receivables, net	1,618	1,618
Current portion of net investment in sales-type leases	339	75
Inventories	1,719	1,959
Assets held for sale	642	—
Prepaid expenses and other	480	563
Total Current Assets	6,367	5,659
Property, Plant and Equipment, Net	3,901	4,060
Goodwill	7,419	7,537
Customer Relationships, Net	3,022	3,250
Developed Technology, Net	2,655	2,977
Other Intangibles, Net	604	797
Capitalized Software, Net	70	362
Net Investment in Sales-Type Leases, Less Current Portion	796	1,118
Other Assets	753	717
Total Assets	$25,586	$26,478
Liabilities and Shareholders’ Equity
Current Liabilities
Short-term debt	$1,001	$1,452
Accounts payable	665	631
Accrued expenses	1,575	1,624
Salaries, wages and related items	696	647
Income taxes	274	28
Liabilities held for sale	189	—
Total Current Liabilities	4,400	4,381
Long-Term Debt	10,550	11,370
Long-Term Employee Benefit Obligations	1,319	1,133
Deferred Income Taxes and Other	1,684	2,430
Commitments and Contingencies (See Note 5)
Shareholders’ Equity
Common stock — $1 par value: authorized — 640,000,000 shares; issued — 332,662,160 shares in 2016 and 2015.	333	333
Capital in excess of par value	4,693	4,475
Retained earnings	12,727	12,314
Deferred compensation	22	20
Common stock in treasury — at cost — 119,370,934 shares in 2016 and 121,966,516 shares in 2015.	(8,212)	(8,239)
Accumulated other comprehensive loss	(1,929)	(1,738)
Total Shareholders’ Equity	7,633	7,164
Total Liabilities and Shareholders’ Equity	$25,586	$26,478

Amounts may not add due to rounding.
See notes to consolidated financial statements.

Consolidated Statements of Cash Flows
Becton, Dickinson and Company
Years Ended September 30

Millions of dollars	2016	2015	2014
Operating Activities
Net income	$976	$695	$1,185
Adjustments to net income to derive net cash provided by operating activities:
Depreciation and amortization	1,114	891	562
Share-based compensation	196	166	113
Deferred income taxes	(426)	(336)	(32)
Change in operating assets and liabilities:
Trade receivables, net	(128)	(2)	(7)
Net investment in sales-type leases	51	28	—
Inventories	69	200	(189)
Prepaid expenses and other	39	(97)	(120)
Accounts payable, income taxes and other liabilities	368	145	199
Pension obligation	(32)	28	(29)
Other, net	332	11	62
Net Cash Provided by Operating Activities	2,559	1,730	1,746
Investing Activities
Capital expenditures	(693)	(596)	(592)
Capitalized software	(25)	(37)	(61)
(Purchases of) proceeds from investments, net	(1)	840	(171)
Acquisitions of businesses, net of cash acquired	—	(8,414)	(40)
Divestitures of businesses	158	—	—
Other, net	(108)	(110)	(84)
Net Cash Used for Investing Activities	(669)	(8,318)	(948)
Financing Activities
Change in short-term debt	(500)	497	(4)
Proceeds from long-term debt	—	6,164	—
Payments of debt	(752)	(6)	—
Repurchase of common stock	—	—	(400)
Issuance of common stock and other, net	(32)	(27)	(9)
Excess tax benefit from payments under share-based compensation plans	86	48	27
Dividends paid	(562)	(485)	(421)
Net Cash (Used for) Provided by Financing Activities	(1,761)	6,190	(807)
Effect of exchange rate changes on cash and equivalents	(12)	(38)	(20)
Net Increase (Decrease) in Cash and Equivalents	117	(436)	(29)
Opening Cash and Equivalents	1,424	1,861	1,890
Closing Cash and Equivalents	$1,541	$1,424	$1,861

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
Property, Plant and Equipment
Property, plant and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization are principally provided on the straight-line basis over estimated useful lives, which range from 20 to 45 years for buildings, four to 13 years for machinery and equipment and one to 12 years for leasehold improvements. Depreciation and amortization expense was $452 million, $417 million and $369 million in fiscal years 2016, 2015 and 2014, respectively.
Goodwill and Other Intangible Assets
The Company’s unamortized intangible assets include goodwill and in-process research and development assets which arise from acquisitions. The Company currently reviews all indefinite-lived assets, including goodwill, for impairment using quantitative models. Goodwill is reviewed at least annually for impairment at the reporting unit level, which is defined as an operating segment or one level below an operating segment, referred to as a component. The Company’s reporting units generally represent one level below reporting segments, and components within an operating segment that have similar economic characteristics are aggregated. Potential impairment of goodwill is identified by comparing the fair value of a reporting unit, estimated using an income approach, with its carrying value. The annual impairment review performed on July 1, 2016 indicated that all identified reporting units’ fair values exceeded their respective carrying values.
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
Capitalized Software
Capitalized software, including costs for software developed or obtained for internal use, is stated at cost, less accumulated amortization. Amortization expense is principally provided on the straight-line basis over estimated useful lives, which do not exceed 10 years. Amortization expense related to capitalized software was $46 million, $65 million and $41 million for 2016, 2015 and 2014, respectively.
In the fourth quarter of fiscal year 2015, the Company initiated a plan to transition certain elements of its global information technology function from Company-owned assets to an outsourced, cloud-based model. The Company recorded impairment charges in the fourth quarter of fiscal year 2015 for assets held for sale as a result of this plan. In the fourth quarter of fiscal year 2016, the Company expanded the scope of this plan to include the transition of certain business information systems assets to a third-party and as a result, the Company recorded a $214 million charge to impair these capitalized internal-use software assets held for sale. Additional disclosures regarding fair value measurement in connection with these charges are provided in Note 14.
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
For products sold and leased with embedded software, if software is considered not essential to the non-software elements of a product but is considered more than incidental to a product as a whole, the product’s software elements must be separated from its non-software elements under the requirements relating to multiple-element arrangements and accounted for under software industry-specific revenue recognition requirements. However, if it is determined that the embedded software is more than incidental to the product as a whole but the non-software elements and software elements work together to deliver the

Notes to Consolidated Financial Statements — (Continued)
Becton, Dickinson and Company

essential functionality of the products as a whole, then the accounting for such product does not fall within the scope of software industry-specific accounting requirements.
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

Shipping and Handling Costs
Shipping and handling costs are included in Selling and administrative expense. Shipping expense was $401 million, $351 million and $299 million in 2016, 2015 and 2014, respectively.
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

Note 2 — Accounting Changes

New Accounting Principle Adopted
In November 2015, the Financial Accounting Standards Board ("FASB") issued amended guidance that requires entities to present deferred tax assets and liabilities as noncurrent on the balance sheet instead of separating deferred taxes into current and noncurrent amounts. Early adoption is permitted under the amendments. The Company has retrospectively adopted the guidance effective October 1, 2015 and as such, the consolidated balance sheets as of September 30, 2015 and 2014 reflect the reclassifications of current deferred tax assets of $387 million and $355 million, respectively, as noncurrent amounts, after giving effect to jurisdictional netting requirements.
New Accounting Principles Not Yet Adopted
In March 2016, the FASB issued guidance which amends certain aspects of the accounting for share-based compensation awards to employees. The Company elected to early adopt the amended guidance on October 1, 2016. Upon settlement of awards over the course of fiscal year 2017 and in accordance with the amended requirements relating to the timing of recognition and classification of award-related income tax effects, the Company expects to record a tax benefit of $55 million to $65 million, depending upon the Company's stock price, to Income tax provision within its consolidated statement of income. Such benefits were previously recorded within Capital in excess of par value on the Company's consolidated balance sheet. Because these excess tax benefits will no longer be recorded in Capital in excess of par value, the benefits will be excluded from the Company's computation of diluted earnings per share for the first quarter of fiscal year 2017, which will increase weighted-average common shares outstanding by approximately 1 million shares. Also per the amended guidance, the Company's prospective classification of this excess tax benefit on its consolidated statement of cash flows will be within Net Cash Provided by Operating Activities, rather than Net Cash (Used for) Provided by Financing Activities. The amended guidance allow entities to account for award forfeitures as they occur; however, the Company has elected to continue its determination of compensation cost recognized in each period based upon an estimate of expected forfeitures.
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

Notes to Consolidated Financial Statements — (Continued)
Becton, Dickinson and Company

Note 3 — Shareholders’ Equity
Changes in certain components of shareholders’ equity were as follows:

	Common Stock Issued at Par Value	Capital in Excess of Par Value	Retained Earnings	Deferred Compensation	Treasury Stock
(Millions of dollars)					Shares (in thousands)	Amount
Balance at September 30, 2013	$333	$2,068	$11,342	$19	(138,663)	$(8,204)
Net income	—	—	1,185	—	—	—
Cash dividends:
Common ($2.18 per share)	—	—	(421)	—	—	—
Common stock issued for:
Share-based compensation and other plans, net	—	19	—	—	1,431	3
Share-based compensation	—	111	—	—	—	—
Common stock held in trusts, net	—	—	—	—	36	—
Repurchase of common stock	—	—	—	—	(3,574)	(400)
Balance at September 30, 2014	$333	$2,198	$12,105	$19	(140,770)	$(8,601)
Net income	—	—	695	—	—	—
Cash dividends:
Common ($2.40 per share)	—	—	(485)	—	—	—
Common stock issued for:
Share-based compensation and other plans, net	—	30	(2)	1	2,839	(6)
Acquisitions	—	2,083	—	—	15,959	368
Share-based compensation	—	164	—	—	—	—
Common stock held in trusts, net	—	—	—	—	5	—
Balance at September 30, 2015	$333	$4,475	$12,314	$20	(121,967)	$(8,239)
Net income	—	—	976	—	—	—
Cash dividends:
Common ($2.64 per share)	—	—	(562)	—	—	—
Common stock issued for:
Share-based compensation and other plans, net	—	27	(1)	2	2,607	26
Share-based compensation	—	191	—	—	—	—
Common stock held in trusts, net	—	—	—	—	(11)	—
Balance at September 30, 2016	$333	$4,693	$12,727	$22	(119,371)	$(8,212)
Common stock held in trusts represents rabbi trusts in connection with deferred compensation under the Company’s employee salary and bonus deferral plan and directors’ deferral plan.

Notes to Consolidated Financial Statements — (Continued)
Becton, Dickinson and Company

The components and changes of Accumulated other comprehensive income (loss) were as follows:

(Millions of dollars)	Total	Foreign Currency Translation	Benefit Plans	Cash Flow Hedges
Balance at September 30, 2013	$(516)	$74	$(558)	$(31)
Other comprehensive loss before reclassifications, net of taxes	(524)	(344)	(180)	—
Amounts reclassified into income, net of taxes	38	—	33	5
Balance at September 30, 2014	$(1,001)	$(270)	$(705)	$(26)
Other comprehensive loss before reclassifications, net of taxes	(787)	(692)	(80)	(16)
Amounts reclassified into income, net of taxes	50	—	44	6
Balance at September 30, 2015	$(1,738)	$(961)	$(741)	$(36)
Other comprehensive loss before reclassifications, net of taxes	(251)	(50)	(190)	(11)
Amounts reclassified into income, net of taxes	60	—	48	12
Balance at September 30, 2016	$(1,929)	$(1,011)	$(883)	$(35)
The tax impacts for amounts recognized in other comprehensive income before reclassifications were as follows:

(Millions of dollars)	2016	2015	2014
Benefit Plans
Income tax benefit for net losses recorded in other comprehensive income	$79	$47	$86

Cash Flow Hedges
Income tax benefit for net losses recorded in other comprehensive income	$7	$10	$—
Reclassifications out of Accumulated other comprehensive income (loss) were as follows:

(Millions of dollars)	2016	2015	2014
Benefit Plans
Reclassification of credits and losses into income	$73	$67	$51
Associated income tax benefits	(25)	(23)	(17)
Amounts reclassified into income, net of taxes (A)	$48	$44	$33

Cash Flow Hedges
Reclassification of losses into income	$19	$10	$8
Associated income tax benefits	(7)	(4)	(3)
Amounts reclassified into income, net of taxes (B)	$12	$6	$5

(A)
These reclassifications were not recorded into income in their entirety and were included in the computation of net periodic benefit plan costs. Additional details regarding the Company's benefit plans are provided in Note 8.

(B)	These reclassifications were recorded to Interest expense and Cost of products sold. Additional details regarding the Company's cash flow hedges are provided in Note 13.

Notes to Consolidated Financial Statements — (Continued)
Becton, Dickinson and Company

On August 25, 2016, in anticipation of proceeds to be received from the divestiture of the Respiratory Solutions business in the first quarter of fiscal year 2017, the Company entered into an accelerated share repurchase ("ASR") agreement. Subsequent to the end of the Company's fiscal year 2016 and as per the terms of the ASR agreement, the Company received approximately 1.3 million shares of its common stock, which was recorded as a $220 million increase to Common stock in treasury.

Note 4 — Earnings per Share

The weighted average common shares used in the computations of basic and diluted earnings per share (shares in thousands) for the years ended September 30 were as follows:

	2016	2015	2014
Average common shares outstanding	212,702	202,537	193,299
Dilutive share equivalents from share-based plans	4,834	4,972	4,410
Average common and common equivalent shares outstanding — assuming dilution	217,536	207,509	197,709

Upon closing the acquisition of CareFusion Corporation (“CareFusion”) on March 17, 2015, the Company issued approximately 15.9 million of its common shares as part of the purchase consideration. Additional disclosures regarding this acquisition are provided in Note 9.
Options to purchase shares of common stock are excluded from the calculation of diluted earnings per share when their inclusion would have an anti-dilutive effect on the calculation. For the years ended September 30, 2016, 2015 and 2014 there were no options to purchase shares of common stock which were excluded from the diluted earnings per share calculation.

Note 5 — Commitments and Contingencies
Commitments
Rental expense for all operating leases amounted to $112 million in 2016, $89 million in 2015 and $71 million in 2014. Future minimum rental commitments on non-cancelable leases are as follows: 2017 — $74 million; 2018 — $55 million; 2019 — $48 million; 2020 — $38 million; 2021 — $30 million and an aggregate of $33 million thereafter.
As of September 30, 2016, the Company has certain future purchase commitments aggregating to approximately $1.413 billion, which will be expended over the next several years.
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

Notes to Consolidated Financial Statements — (Continued)
Becton, Dickinson and Company

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
On July 17, 2015, a class action complaint was filed against the Company in the U.S. District Court for the Southern District of Georgia. The plaintiffs, Glynn-Brunswick Hospital Authority, trading as Southeast Georgia Health System, and Southeast Georgia Health System, Inc., seek to represent a class of acute care purchasers of BD syringes and IV catheters. The complaint alleges that BD monopolized the markets for syringes and IV catheters through contracts, theft of technology, false advertising, acquisitions, and other conduct. The complaint seeks treble damages but does not specify the amount of alleged damages. The Company filed a motion to dismiss the complaint which was granted on January 29, 2016. On September 23, 2016, the court denied plaintiffs’ motion to alter or amend the judgment to allow plaintiffs to file an amended complaint, and plaintiffs have appealed that decision to the Eleventh Circuit Court of Appeals.
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

Note 6 — Segment Data

The Company’s organizational structure is based upon two principal business segments: BD Medical (“Medical”) and BD Life Sciences (“Life Sciences”). The Company’s two principal business segments are strategic businesses that are managed separately because each one develops, manufactures and markets distinct products and services.
The Medical segment produces a broad array of medical technologies and devices that are used to help improve healthcare delivery in a wide range of settings. The principal product lines in the Medical segment include syringes, pen needles and IV sets for the injection or infusion of insulin and other drugs used in the treatment of diabetes; needles, syringes and intravenous catheters for medication delivery (including safety-engineered and auto-disable devices); prefilled IV flush syringes; regional anesthesia needles and trays; sharps disposal containers; closed-system transfer devices; skin antiseptic products; surgical and laproscopic instrumentation; intravenous medication safety and infusion therapy delivery systems, including infusion pumps and dedicated disposables; medication compounding workflow systems; automated medication

Notes to Consolidated Financial Statements — (Continued)
Becton, Dickinson and Company

dispensing and supply management systems; prefillable drug delivery systems provided to pharmaceutical companies and sold to end-users as drug/device combinations.
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

(Millions of dollars)	2016	2015	2014
Revenues (A)
Medical	$8,654	$6,460	$4,573
Life Sciences	3,829	3,822	3,872
Total Revenues	$12,483	$10,282	$8,446
Income Before Income Taxes
Medical (B)	$2,052	$1,530	$1,291
Life Sciences	793	839	861
Total Segment Operating Income	2,845	2,368	2,152
Acquisitions and other restructurings	(728)	(426)	—
Net interest expense	(367)	(356)	(89)
Other unallocated items (C)	(676)	(847)	(541)
Income Before Income Taxes	$1,074	$739	$1,522
Segment Assets
Medical	$19,154	$20,055	$4,668
Life Sciences	3,848	3,932	3,783
Total Segment Assets	23,002	23,987	8,451
Corporate and All Other (D)	2,584	2,491	3,933
Total Assets	$25,586	$26,478	$12,384
Capital Expenditures
Medical	$482	$414	$420
Life Sciences	200	168	155
Corporate and All Other	12	14	16
Total Capital Expenditures	$693	$596	$592
Depreciation and Amortization
Medical	$857	$619	$293
Life Sciences	254	256	251
Corporate and All Other	3	17	18
Total Depreciation and Amortization	$1,114	$891	$562

Notes to Consolidated Financial Statements — (Continued)
Becton, Dickinson and Company

(A)Intersegment revenues are not material.
(B)Reflected non-cash amortization expense and depreciation expense relating to the identifiable intangible assets and fixed assets acquired in the CareFusion transaction of $492 million and $284 million in 2016 and 2015, respectively. Additional disclosures regarding this acquisition are provided in Note 9.
(C)Primarily comprised of foreign exchange, corporate expenses, and share-based compensation expense. Results in 2015 reflected $293 million in recognition of the fair value step-up adjustment recorded relative to CareFusion’s inventory on the acquisition date.
(D)Includes cash and investments and corporate assets.
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

(Millions of dollars)	2016	2015	2014
Revenues
United States	$6,893	$5,069	$3,417
Europe	3,049	2,434	2,383
Greater Asia	1,692	1,545	1,437
Other	849	1,234	1,210
	$12,483	$10,282	$8,446
Long-Lived Assets
United States	$14,075	$15,513	$3,126
Europe	3,747	3,908	1,995
Greater Asia	586	573	575
Other	483	494	572
Corporate	329	332	340
	$19,220	$20,819	$6,609
Note 7 — Share-Based Compensation
The Company grants share-based awards under the 2004 Employee and Director Equity-Based Compensation Plan (“2004 Plan”), which provides long-term incentive compensation to employees and directors consisting of: stock appreciation rights (“SARs”), stock options, performance-based restricted stock units, time-vested restricted stock units and other stock awards.
The fair value of share-based payments is recognized as compensation expense in net income. The amounts and location of compensation cost relating to share-based payments included in the consolidated statements of income is as follows:

(Millions of dollars)	2016	2015	2014
Cost of products sold	$29	$23	$23
Selling and administrative expense	106	82	74
Research and development expense	22	17	16
Acquisitions and other restructurings	39	44	—
	$196	$166	$113
The associated income tax benefit recognized was $69 million, $59 million and $40 million in fiscal years 2016, 2015 and 2014, respectively.

In 2015, certain pre-acquisition equity awards of CareFusion were converted into BD restricted stock awards or BD stock options with accelerated vesting terms at the acquisition date. In addition, as an incentive to encourage post-acquisition

Notes to Consolidated Financial Statements — (Continued)
Becton, Dickinson and Company

employee retention, certain pre-acquisition equity awards of CareFusion were converted into either BD restricted stock awards or BD stock options, as applicable, as of the acquisition date, with substantially the same terms and conditions as were applicable under such CareFusion awards immediately prior to the acquisition date. The compensation expense associated with these replacement awards was recorded in Acquisitions and other restructurings.
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

	2016	2015	2014
Risk-free interest rate	2.17%	2.20%	2.31%
Expected volatility	19.0%	19.0%	19.0%
Expected dividend yield	1.76%	1.78%	2.00%
Expected life	7.6 years	7.6 years	7.8 years
Fair value derived	$27.69	$24.82	$19.90

Expected volatility is based upon historical volatility for the Company’s common stock and other factors. The expected life of SARs granted is derived from the output of the lattice-based model, using assumed exercise rates based on historical exercise and termination patterns, and represents the period of time that SARs granted are expected to be outstanding. The risk-free interest rate used is based upon the published U.S. Treasury yield curve in effect at the time of grant for instruments with a similar life. The dividend yield is based upon the most recently declared quarterly dividend as of the grant date. The total intrinsic value of SARs exercised during 2016, 2015 and 2014 was $148 million, $96 million and $69 million, respectively. The Company issued 919 thousand shares during 2016 to satisfy the SARs exercised. The actual tax benefit realized during 2016, 2015 and 2014 for tax deductions from SAR exercises totaled $52 million, $34 million and $26 million, respectively. The total fair value of SARs vested during 2016, 2015 and 2014 was $24 million, $22 million and $25 million, respectively.
A summary of SARs outstanding as of September 30, 2016 and changes during the year then ended is as follows:

	SARs (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (Millions of dollars)
Balance at October 1	7,264	$87.07
Granted	1,660	150.12
Exercised	(1,740)	75.70
Forfeited, canceled or expired	(158)	129.98
Balance at September 30	7,027	$103.83	6.34	$533
Vested and expected to vest at September 30	6,743	$102.57	6.26	$520
Exercisable at September 30	4,192	$83.58	4.98	$403
Stock Options
The Company has not granted stock options since 2005. As previously discussed, certain pre-acquisition equity awards of CareFusion were converted on March 17, 2015 into BD stock options with accelerated vesting terms. A summary of stock options outstanding as of September 30, 2016 and changes during the year then ended is as follows:

Notes to Consolidated Financial Statements — (Continued)
Becton, Dickinson and Company

	Stock Options (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (Millions of dollars)
Balance at October 1 (A)	1,139	$79.47
Exercised	(632)	79.27
Forfeited, canceled or expired	(12)	68.40
Balance at September 30	495	$79.99	3.41	$49
Vested at September 30	490	$79.78	3.39	$49
Exercisable at September 30	452	$77.72	3.27	$46

(A)	Represents options granted upon the conversion of pre-acquisition equity awards of CareFusion, as previously discussed.
Cash received from the exercising of stock options in 2016, 2015 and 2014 was $50 million, $75 million and $17 million, respectively. The actual tax benefit realized for tax deductions from stock option exercises totaled $17 million, $20 million and $7 million, respectively. The total intrinsic value of stock options exercised during the years 2016, 2015 and 2014 was $51 million, $52 million and $21 million, respectively. The total fair value of stock options vested during 2016 and 2015 was $11 million and $59 million, respectively. No stock options vested during 2014.

Performance-Based Restricted Stock Units
Performance-based restricted stock units cliff vest three years after the date of grant. These units are tied to the Company’s performance against pre-established targets over a three-year performance period. The performance measures for fiscal years 2016, 2015 and 2014 were relative total shareholder return (measures the Company’s stock performance during the performance period against that of peer companies) and average annual return on invested capital. Under the Company’s long-term incentive program, the actual payout under these awards may vary from zero to 200% of an employee’s target payout, based on the Company’s actual performance over the three-year performance period. The fair value is based on the market price of the Company’s stock on the date of grant. Compensation cost initially recognized assumes that the target payout level will be achieved and is adjusted for subsequent changes in the expected outcome of performance-related conditions. For units for which the performance conditions are modified after the date of grant, any incremental increase in the fair value of the modified units, over the original units, is recorded as compensation expense on the date of the modification for vested units, or over the remaining performance period for units not yet vested.
A summary of performance-based restricted stock units outstanding as of September 30, 2016 and changes during the year then ended is as follows:

	Stock Units (in thousands)	Weighted Average Grant Date Fair Value (A)
Balance at October 1	1,139	$115.52
Granted	507	153.73
Distributed	(193)	72.14
Forfeited or canceled	(340)	90.08
Balance at September 30(B)	1,112	$148.27
Expected to vest at September 30(C)	705	$147.79

(A)	Reflects an increase in fair value which resulted from a modification of performance conditions approved during the first quarter of 2016.

(B)	Based on 200% of target payout.

(C)	Net of expected forfeited units and units in excess of the expected performance payout of 77 thousand and 329 thousand shares, respectively.
The weighted average grant date fair value of performance-based restricted stock units granted during the years 2015 and 2014, based upon the modification of performance conditions noted above, was $156.65 and $133.09, respectively. The total fair value of performance-based restricted stock units vested during 2016, 2015 and 2014 was $22 million, $16 million and $10

Notes to Consolidated Financial Statements — (Continued)
Becton, Dickinson and Company

million, respectively. At September 30, 2016, the weighted average remaining vesting term of performance-based restricted stock units is 1.27 years.
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

A summary of time-vested restricted stock units outstanding as of September 30, 2016 and changes during the year then ended is as follows:

	Stock Units (in thousands)	Weighted Average Grant Date Fair Value
Balance at October 1	3,067	$101.88
Granted	945	145.57
Distributed	(879)	87.87
Forfeited or canceled	(549)	99.36
Balance at September 30	2,584	$123.16
Expected to vest at September 30	2,414	$122.11

The weighted average grant date fair value of time-vested restricted stock units granted during the years 2015 and 2014 was $136.30 and $102.74, respectively. The total fair value of time-vested restricted stock units vested during 2016, 2015 and 2014 was $114 million, $181 million and $45 million, respectively. At September 30, 2016, the weighted average remaining vesting term of the time-vested restricted stock units is 1 year.
The amount of unrecognized compensation expense for all non-vested share-based awards as of September 30, 2016, is approximately $182 million, which is expected to be recognized over a weighted-average remaining life of approximately 1.93 years. Included in the unrecognized compensation expense is $9 million associated with the CareFusion replacement awards previously described. As of September 30, 2016, there were approximately 597 thousand of such replacement awards outstanding.
At September 30, 2016, 10.6 million shares were authorized for future grants under the 2004 Plan. The Company has a policy of satisfying share-based payments through either open market purchases or shares held in treasury. At September 30, 2016, the Company has sufficient shares held in treasury to satisfy these payments.
Other Stock Plans
The Company has a Stock Award Plan, which allows for grants of common shares to certain key employees. Distribution of 25% or more of each award is deferred until after retirement or involuntary termination, upon which the deferred portion of the award is distributable in five equal annual installments. The balance of the award is distributable over five years from the grant date, subject to certain conditions. In February 2004, this plan was terminated with respect to future grants upon the adoption of the 2004 Plan. At September 30, 2016 and 2015, awards for 43 thousand and 50 thousand shares, respectively, were outstanding.
The Company has a Directors’ Deferral Plan, which provides a means to defer director compensation, from time to time, on a deferred stock or cash basis. As of September 30, 2016, 121 thousand shares were held in trust, of which three thousand shares represented Directors’ compensation in 2016, in accordance with the provisions of the plan. Under this plan, which is unfunded, directors have an unsecured contractual commitment from the Company.
The Company also has a Deferred Compensation Plan that allows certain highly-compensated employees, including executive officers, to defer salary, annual incentive awards and certain equity-based compensation. As of September 30, 2016, 354 thousand shares were issuable under this plan.

Notes to Consolidated Financial Statements — (Continued)
Becton, Dickinson and Company

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
Net pension and other postretirement cost for the years ended September 30 included the following components:

	Pension Plans			Other Postretirement Benefits
(Millions of dollars)	2016	2015	2014	2016	2015	2014
Service cost	$81	$77	$71	$3	$3	$3
Interest cost	72	87	93	5	7	9
Expected return on plan assets	(109)	(123)	(126)	—	—	—
Amortization of prior service credit	(15)	(15)	(15)	(5)	(5)	(4)
Amortization of loss	77	68	49	2	3	2
Settlements	7	—	3	—	—	—
Net pension and postretirement cost	$113	$93	$74	$5	$9	$10

The amounts provided above for amortization of prior service credit and amortization of loss represent the reclassifications of prior service credits and net actuarial losses that were recognized in Accumulated other comprehensive income (loss) in prior periods. Net pension cost attributable to foreign plans included in the preceding table was $35 million, $32 million and $25 million in 2016, 2015 and 2014, respectively.

The settlement losses recorded in 2016 and 2014 primarily included lump sum benefit payments associated with the Company’s U.S. supplemental pension plan. The Company recognizes pension settlements when payments from the supplemental plan exceed the sum of service and interest cost components of net periodic pension cost associated with this plan for the fiscal year.

Notes to Consolidated Financial Statements — (Continued)
Becton, Dickinson and Company

The change in benefit obligation, change in fair value of plan assets, funded status and amounts recognized in the Consolidated Balance Sheets for these plans were as follows:

	Pension Plans		Other Postretirement Benefits
(Millions of dollars)	2016	2015	2016	2015
Change in benefit obligation:
Beginning obligation	$2,426	$2,366	$186	$201
Service cost	81	77	3	3
Interest cost	72	87	5	7
Plan amendments	—	(2)	(1)	—
Benefits paid	(116)	(138)	(17)	(18)
Benefit obligations assumed in acquisition	—	67	—	—
Actuarial loss (gain)	302	49	3	(11)
Settlements	(15)	—	—	—
Other, includes translation	(30)	(81)	4	3
Benefit obligation at September 30	$2,719	$2,426	$184	$186
Change in fair value of plan assets:
Beginning fair value	$1,732	$1,829	$—	$—
Actual return on plan assets	131	(21)	—	—
Employer contribution	145	65	—	—
Benefits paid	(116)	(138)	—	—
Plan assets acquired in acquisition	—	54	—	—
Settlements	(15)	—	—	—
Other, includes translation	(21)	(58)	—	—
Plan assets at September 30	$1,855	$1,732	$—	$—
Funded Status at September 30:
Unfunded benefit obligation	$(864)	$(694)	$(184)	$(186)
Amounts recognized in the Consolidated Balance Sheets at September 30:
Other	$5	$7	$—	$—
Salaries, wages and related items	(12)	(10)	(15)	(15)
Long-term Employee Benefit Obligations	(857)	(691)	(169)	(171)
Net amount recognized	$(864)	$(694)	$(184)	$(186)
Amounts recognized in Accumulated other comprehensive income (loss) before income taxes at September 30:
Prior service credit	87	103	33	37
Net actuarial loss	(1,307)	(1,124)	(32)	(30)
Net amount recognized	$(1,221)	$(1,021)	$1	$7
Foreign pension plan assets at fair value included in the preceding table were $624 million and $575 million at September 30, 2016 and 2015, respectively. The foreign pension plan projected benefit obligations were $951 million and $780 million at September 30, 2016 and 2015, respectively. The benefit obligations assumed and plan assets acquired during the year ended September 30, 2015 relate to the Company's acquisition of CareFusion. Additional disclosures regarding this acquisition are provided in Note 9.

Notes to Consolidated Financial Statements — (Continued)
Becton, Dickinson and Company

Pension plans with accumulated benefit obligations in excess of plan assets and plans with projected benefit obligations in excess of plan assets consist of the following at September 30:

	Accumulated Benefit Obligation Exceeds the Fair Value of Plan Assets		Projected Benefit Obligation Exceeds the Fair Value of Plan Assets
(Millions of dollars)	2016	2015	2016	2015
Projected benefit obligation	$2,616	$2,339	$2,682	$2,394
Accumulated benefit obligation	$2,529	$2,265
Fair value of plan assets	$1,757	$1,650	$1,813	$1,693
The estimated net actuarial loss and prior service credit for pension benefits that will be amortized from Accumulated other comprehensive income (loss) into net pension costs over the next fiscal year are expected to be $(93) million and $14 million, respectively. The estimated net actuarial loss and prior service credit for other postretirement benefits that will be amortized from Accumulated other comprehensive income (loss) into net other postretirement costs over the next fiscal year are expected to be $(2) million and $5 million, respectively.
The weighted average assumptions used in determining pension plan information were as follows:

	2016	2015	2014
Net Cost
Discount rate:
U.S. plans (A) (B)	4.15%	4.15%	4.95%
Foreign plans	2.84	3.14	3.87
Expected return on plan assets:
U.S. plans	7.50	7.50	7.75
Foreign plans	5.02	5.45	5.68
Rate of compensation increase:
U.S. plans (A)	4.25	4.25	4.25
Foreign plans	2.33	2.49	2.46
Benefit Obligation
Discount rate:
U.S. plans (C)	3.42	4.15	4.15
Foreign plans	1.70	2.84	3.14
Rate of compensation increase:
U.S. plans (A)	4.25	4.25	4.25
Foreign plans	2.33	2.33	2.49

(A)	The same rates were also used to determine other postretirement and postemployment benefit information.

(B)
In 2015 and 2014 the Company calculated the service and interest components utilizing a single weighted-average discount rate derived from the yield curve used to measure the benefit obligation at the beginning of the period. Effective September 30, 2015, the Company elected to utilize an approach that discounts the individual expected cash flows using the applicable spot rates derived from the yield curve over the projected cash flow period. The Company accounted for this change as a change in accounting estimate that is inseparable from a change in accounting principle and as such, the change was accounted for prospectively.

(C)
The discount rates used to determine other postretirement benefit plan information in fiscal years 2016, 2015 and 2014 were 3.14%, 3.95% and 3.85%, respectively. The discount rates used to determine postemployment benefit plan information in fiscal years 2016, 2015 and 2014 were 3.10%, 3.75% and 3.75%, respectively.

At September 30, 2016 the assumed healthcare trend rates were 6.6%, gradually decreasing to an ultimate rate of 5.0% beginning in 2024. At September 30, 2015 the assumed healthcare trend rates were 6.8% pre and post age 65, gradually decreasing to an ultimate rate of 5.0% beginning in 2024. A one percentage point increase or decrease in assumed healthcare

Notes to Consolidated Financial Statements — (Continued)
Becton, Dickinson and Company

cost trend rates in each year would not materially impact the accumulated postretirement benefit obligation as of September 30, 2016 or the aggregate of the service cost and interest cost components of 2016 annual expense.
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
Expected Funding
The Company’s funding policy for its defined benefit pension plans is to contribute amounts sufficient to meet legal funding requirements, plus any additional amounts that may be appropriate considering the funded status of the plans, tax consequences, the cash flow generated by the Company and other factors. The Company made a discretionary contribution of $100 million to its U.S. pension plan in September 2016. The Company does not anticipate any significant required contributions to its pension plans in 2017.
Expected benefit payments are as follows:

(Millions of dollars)	Pension Plans	Other Postretirement Benefits
2017	$169	$15
2018	163	15
2019	174	15
2020	172	14
2021	178	14
2022-2026	883	61
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
U.S. Plans
The Company’s U.S. pension plans comprise 66% of total benefit plan investments, based on September 30, 2016 market values and have a target asset mix of 35% fixed income, 34% diversifying investments and 31% equities. This mix was established based on an analysis of projected benefit payments and estimates of long-term returns, volatilities and correlations for various asset classes. The asset allocations to diversifying investments include high-yield bonds, hedge funds, real estate, infrastructure, commodities, leveraged loans and emerging markets bonds.

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

Notes to Consolidated Financial Statements — (Continued)
Becton, Dickinson and Company

The following table provides the fair value measurements of U.S. plan assets, as well as the measurement techniques and inputs utilized to measure fair value of these assets, at September 30, 2016 and 2015. The categorization of fund investments is based upon the categorization of these funds’ underlying assets.

(Millions of dollars)	Total U.S. Plan Asset Balances at September 30, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Fixed Income:
Mortgage and asset-backed securities	$169	$—	$169	$—
Corporate bonds	197	68	129	—
Government and agency-U.S.	103	67	36	—
Government and agency-Foreign	90	52	37	—
Equity securities	459	61	398	—
Cash and cash equivalents	89	89	—	—
Other	124	33	90	1
Fair value of plan assets	$1,231	$371	$859	$1

(Millions of dollars)	Total U.S. Plan Asset Balances at September 30, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Fixed Income:
Mortgage and asset-backed securities	$192	$—	$192	$—
Corporate bonds	240	100	139	—
Government and agency-U.S.	78	53	24	—
Government and agency-Foreign	95	46	49	—
Equity securities	335	75	260	—
Cash and cash equivalents	96	96	—	—
Other	123	30	91	2
Fair value of plan assets	$1,157	$401	$755	$2

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

Notes to Consolidated Financial Statements — (Continued)
Becton, Dickinson and Company

Cash and Cash Equivalents
A portion of the U.S. plans’ assets consists of investments in cash and cash equivalents, primarily to accommodate liquidity requirements relating to trade settlement and benefit payment activity, and the values of these assets are based upon quoted market prices.
Other Securities
Other U.S. pension plan assets include fund investments comprised of underlying assets of real estate, infrastructure, commodities and hedge funds. The values of such instruments classified within Level 1 are based on the closing price reported on the major market on which the investments are traded. Investments classified within Level 2 are valued based on the net asset value provided by the fund administrator when such net asset value represents the price at which the pension plan assets could be redeemed at period end. Investments classified within Level 3 are valued based on the net asset value provided by the fund administrator when the pension plan assets could not be redeemed at period end (for example, if the assets are subject to a lock-up period). The activity related to such assets was immaterial for the years ended September 30, 2016 and 2015.
Foreign Plans
Foreign plan assets comprise 34% of the Company’s total benefit plan assets, based on market value at September 30, 2016. Such plans have local independent fiduciary committees, with responsibility for development and oversight of investment policy, including asset allocation decisions. In making such decisions, consideration is given to local regulations, investment practices and funding rules.
The following table provides the fair value measurements of foreign plan assets, as well as the measurement techniques and inputs utilized to measure fair value of these assets, at September 30, 2016 and 2015.

(Millions of dollars)	Total Foreign Plan Asset Balances at September 30, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Fixed Income:
Corporate bonds	$34	$—	$34	$—
Government and agency-U.S.	5	2	3	—
Government and agency-Foreign	119	73	46	—
Other fixed income	51	46	5	—
Equity securities	228	214	14	—
Cash and cash equivalents	13	13	—	—
Real estate	17	—	17	—
Insurance contracts	102	—	—	102
Other	57	43	14	—
Fair value of plan assets	$624	$391	$132	$102

Notes to Consolidated Financial Statements — (Continued)
Becton, Dickinson and Company

(Millions of dollars)	Total Foreign Plan Asset Balances at September 30, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Fixed Income:
Corporate bonds	$33	$3	$30	$—
Government and agency-U.S.	1	1	—	—
Government and agency-Foreign	101	65	36	—
Other fixed income	48	46	2	—
Equity securities	206	187	19	—
Cash and cash equivalents	8	8	—	—
Real estate	13	—	13	—
Insurance contracts	90	—	—	90
Other	74	53	21	—
Fair value of plan assets	$575	$364	$121	$90

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

Notes to Consolidated Financial Statements — (Continued)
Becton, Dickinson and Company

The following table summarizes the changes, for the years ended September 30, 2016 and 2015, in the fair value of foreign pension assets measured using Level 3 inputs:

(Millions of dollars)	Insurance Contracts
Balance at September 30, 2014	$78
Actual return on plan assets:
Relating to assets held at September 30, 2014	4
Purchases, sales and settlements, net	16
Transfers in from other categories	1
Exchange rate changes	(9)
Balance at September 30, 2015	$90
Actual return on plan assets:
Relating to assets held at September 30, 2015	8
Purchases, sales and settlements, net	2
Exchange rate changes	1
Balance at September 30, 2016	$102
Postemployment Benefits
The Company utilizes a service-based approach in accounting for most of its postemployment benefits. Under this approach, the costs of benefits are recognized over the eligible employees’ service period. The Company has elected to delay recognition of actuarial gains and losses that result from changes in assumptions.
Postemployment benefit costs for the years ended September 30 included the following components:

(Millions of dollars)	2016	2015	2014
Service cost	$23	$18	$20
Interest cost	4	6	7
Amortization of prior service credit	—	(2)	(2)
Amortization of loss	13	18	21
Net postemployment benefit cost	$40	$42	$47
The changes in benefit obligation for these postemployment benefits were as follows:

	Postemployment benefits
(Millions of dollars)	2016	2015
Change in benefit obligation:
Beginning obligation	$163	$184
Service cost	23	18
Interest cost	4	6
Benefits paid	(21)	(25)
Actuarial (gain) loss	—	(22)
Benefit obligation at September 30	$168	$163
The postemployment benefit plan obligations as of September 30, 2016 and 2015 were unfunded. The amounts recognized in Accumulated other comprehensive income (loss) before income taxes for the net actuarial loss were $94 million and $107 million at September 30, 2016 and 2015, respectively. The estimated net actuarial loss that will be amortized from the Accumulated other comprehensive income (loss) into postemployment benefit cost over the next fiscal year is $11 million.
During fiscal years 2016 and 2015, the Company recognized charges of $40 million and $126 million, respectively, for employee termination costs in connection with its acquisition of CareFusion. Additional disclosures regarding the CareFusion acquisition are provided in Note 9 and additional disclosures regarding the Company’s restructuring activities that relate to this acquisition are provided in Note 11. During the fourth quarter of fiscal year 2014, the Company recognized a $36 million charge associated with unusually broad and significant workforce reduction actions that were not contemplated when the postemployment benefit plan obligation was measured on September 30, 2013.

Notes to Consolidated Financial Statements — (Continued)
Becton, Dickinson and Company

Savings Incentive Plan
The Company has voluntary defined contribution plans covering eligible employees in the United States which provide for a Company match. The cost of these plans was $61 million in 2016, $54 million in 2015 and $39 million in 2014. The fiscal year 2015 increase in the cost associated with these plans is attributable to the Company's acquisition of CareFusion. The Company guarantees employees' contributions to the fixed income fund of one of these plans, which typically consists of high quality bonds, including U.S. government securities, corporate bonds, mortgage-backed and asset-backed securities and cash equivalents. The amount guaranteed was $256 million at September 30, 2016.
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

Notes to Consolidated Financial Statements — (Continued)
Becton, Dickinson and Company

Allocation of Consideration Transferred to Net Assets Acquired
The acquisition was accounted for under the acquisition method of accounting for business combinations. The allocations of the purchase price below represent the estimated fair values of assets acquired and liabilities assumed. All of the assets acquired and liabilities assumed in this acquisition have been allocated to the Company’s Medical segment.

(Millions of dollars)
Cash and equivalents	$1,903
Trade receivables, net	526
Inventories	818
Net investment in sales-type leases	1,206
Property, plant and equipment	497
Customer relationships	3,360
Developed technology	2,510
Trademarks	380
Other intangible assets	185
Other assets	278
Total identifiable assets acquired	11,663

Long-term debt	(2,181)
Deferred tax liabilities	(1,888)
Other liabilities	(1,306)
Total liabilities assumed	(5,374)

Net identifiable assets acquired	6,289

Goodwill	6,249

Net assets acquired	$12,538
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
The developed technology assets acquired represented CareFusion’s developed technologies in the areas of medication management, infection prevention, operating room and procedural effectiveness, and respiratory care. The technologies’ fair values were determined based on the present value of projected cash flows utilizing an income approach with a risk-adjusted discount rate of 11%. The technologies will be amortized over a weighted-average amortization period of 12 years, which is the weighted average period over which the technologies are expected to generate substantial cash flows. Assets of approximately $117 million have been reclassified as held for sale on the consolidated balance sheet in connection with the Company's agreement to sell the Respiratory Solutions business. Additional disclosures regarding this transaction are provided in Note 10.

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
Other intangible assets acquired included $110 million relating to acquired in-process research and development assets representing development projects relating to various product technologies. Assets of approximately $80 million have been reclassified as held for sale on the consolidated balance sheet in connection with the Company's agreement to sell the Respiratory Solutions business, as discussed above. The probability of success associated with the remaining projects, based upon the applicable technological and commercial risk, was assumed to be 80% to 85%, depending upon the project. The projects’ fair values were determined based on the present value of projected cash flows utilizing an income approach with a risk-adjusted discount rate of 12%. The launches of the various projects are expected to occur from 2018 to 2022.
Other Liabilities Assumed
The balance of other liabilities assumed included a $36 million liability recorded due to a recall relating to AVEA® ventilators, which is one of CareFusion’s respiratory solutions products. The liability represented the costs associated with voluntary field corrections for a portion of the installed base of ventilators.
Goodwill
Goodwill typically results through expected synergies from combining operations of an acquiree and an acquirer, as well as from intangible assets that do not qualify for separate recognition. The goodwill recognized as a result of this acquisition includes, among other things, the value of combining the complementary product portfolios of the Company and CareFusion to offer integrated medication management solutions and smart devices. Synergies are expected from combining the two companies’ products to meet unmet needs in hospitals, hospital pharmacies and alternate sites of care to increase efficiencies, reduce medication administration errors and improve patient and healthcare worker safety. Synergies are also expected to result from solid positions in patient safety to maximize outcomes in infection prevention, respiratory care, and acute care procedural effectiveness. No portion of goodwill from this acquisition was deductible for tax purposes.
Financing, Transaction, Integration and Restructuring Costs
The Company incurred financing, transaction, integration and restructuring costs in 2016 and 2015 which related to the CareFusion acquisition. Discussion regarding the financing costs relating to the CareFusion acquisition are provided in Note 15. Transaction costs of $59 million for the year ended September 30, 2015 were recorded as Acquisitions and other restructurings, and consisted of legal, advisory and other costs. Acquisitions and other restructurings also included $192 million and $95 million of integration costs in 2016 and 2015, respectively, which were substantially associated with the CareFusion acquisition as the Company has been executing its integration plans to combine businesses, sales organizations, systems and locations. The Company additionally incurred restructuring costs in 2016 and 2015 relating to CareFusion and portfolio rationalization. See Note 11 for further discussion of these restructuring activities.
Unaudited Pro Forma Information
The acquisition was accounted for under the acquisition method of accounting for business combinations. The operating activities from the acquisition date through March 31, 2015 were not material to the Company’s consolidated results of operations. As such, CareFusion’s operating results were included in the Company’s consolidated results of operations beginning on April 1, 2015. Revenues and Operating Income for the year ended September 30, 2016 are no longer specifically identifiable due to the progression of the Company's integration activities. Revenues and Operating Income for the year ended September 30, 2015 include revenues and operating loss attributable to CareFusion of $2 billion and $242 million, respectively.

Notes to Consolidated Financial Statements — (Continued)
Becton, Dickinson and Company

The following table provides the pro forma results for the years ended September 30, 2016, 2015 and 2014 as if CareFusion had been acquired as of October 1, 2013.

(Millions of dollars, except per share data)
	2016	2015	2014

Revenues	$12,497	$12,368	$12,288

Net Income	$1,453	$1,276	$1,191

Diluted Earnings per Share	$6.68	$5.92	$5.55
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
During the second quarter of fiscal year 2014, the Company acquired Alverix, Inc. (“Alverix”), a privately-held diagnostic instrument company known for its optoelectronics expertise.

Note 10 — Divestiture
Respiratory Solutions
In March 2016, the Company signed a definitive agreement to sell 50.1% of its Respiratory Solutions business and form a joint venture with respect to this business.  Assets and liabilities held for sale on the consolidated balance sheet at September 30, 2016 include assets and liabilities subject to this agreement of approximately $578 million and $189 million, respectively. The Respiratory Solutions business was acquired in the CareFusion acquisition in 2015 and was a component of the Medical segment. The historical financial results for the Respiratory Solutions business have not been classified as a discontinued operation.
Upon closing of the transaction, which occurred on October 3, 2016, the Company transferred the Respiratory Solutions business to a new standalone entity and retains a 49.9% non-controlling interest. The buyer will control the operations and

Notes to Consolidated Financial Statements — (Continued)
Becton, Dickinson and Company

governance of the new entity. The Company will account for its remaining interest in the new standalone entity as an equity method investment and will record, on a one-quarter lag, its share of the new entity's earnings or losses to Other income (expense), net. The Company has agreed to various contract manufacturing and certain logistical and transition services agreements with the new entity for a period of up to two years after the sale.

Note 11 — Business Restructuring Charges

In connection with the CareFusion acquisition and portfolio rationalization initiatives, the Company incurred restructuring costs which were recorded as Acquisitions and other restructurings. Additional disclosures regarding these restructuring activities and the related costs are provided in Notes 7, 8, 9 and 10. Restructuring liability activity in 2016 and 2015 was as follows:

(Millions of dollars)	Employee Termination (A)	Share-Based Compensation (B)	Other (C)	Total
Balance at September 30, 2014	$—	$—	$—	$—
Assumed liability	19	—	—	19
Charged to expense	126	44	102	271
Cash payments	(74)	—	(20)	(94)
Non-cash settlements	—	(44)	—	(44)
Other adjustments	(9)	—	(81)	(91)
Balance at September 30, 2015	$62	$—	$—	$62
Charged to expense	81	39	406	526
Cash payments	(76)	—	(72)	(148)
Non-cash settlements	—	(39)	—	(39)
Other adjustments	—	—	(332)	(332)
Balance at September 30, 2016	$67	$—	$2	$69

(A)
Expenses in fiscal year 2016 included $40 million relating to the CareFusion acquisition as well as $13 million for employee termination costs resulting from the Company's transition of certain elements of its information technology function to an outsourced model as further disclosed in Note 1. Expenses in fiscal year 2015 were primarily related to the CareFusion acquisition.

(B)	Additional disclosures are provided in Note 7.

(C)
The expenses in fiscal year 2016 primarily reflected a $214 million non-cash charge recorded to impair capitalized internal-use software assets held for sale as a result of the information technology function transformation efforts discussed above. Expenses in 2016 also included non-cash impairment charges of $81 million, after-tax, relating to the Company's disposition of certain non-core businesses, including the Company's sale of a majority interest in its Respiratory Solutions business during the first quarter of fiscal year 2017, which is further discussed in Note 10. Expenses recorded in 2015 included non-cash asset impairment charges resulting from the information technology function transformation discussed above.

Notes to Consolidated Financial Statements — (Continued)
Becton, Dickinson and Company

Note 12 — Intangible Assets
Intangible assets at September 30 consisted of:

	2016		2015
(Millions of dollars)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets
Customer relationships	$3,360	$339	$3,370	$120
Developed technology	3,409	754	3,487	510
Product rights	125	43	128	35
Trademarks	405	45	405	26
Patents and other	349	254	333	212
Amortized intangible assets	$7,648	$1,435	$7,723	$903

Unamortized intangible assets
Acquired in-process research and development	$66		$203
Trademarks	2		2
Unamortized intangible assets	$68		$205
The net decrease in developed technology included approximately $117 million of assets reclassified as held for sale on the consolidated balance sheet in connection with the Respiratory Solutions transaction. This decrease was partly offset by the reclassification to Developed Technology, Net of $57 million, in the fourth quarter of fiscal year 2016, due to the Company's completion of project assets recognized upon its acquisition of GenCell Biosystems. The decrease in acquired in-process research and development assets included this reclassification of completed project assets, as well as approximately $80 million of assets reclassified as held for sale on the consolidated balance sheet in connection with the Respiratory Solutions transaction. Additional disclosures regarding this divestiture are provided in Note 10.
Intangible amortization expense was $552 million, $346 million and $84 million in 2016, 2015 and 2014, respectively. The estimated aggregate amortization expense for the fiscal years ending September 30, 2017 to 2021 are as follows: 2017 — $525 million; 2018 — $515 million; 2019 — $510 million; 2020 — $509 million; 2021 — $504 million.
The following is a reconciliation of goodwill by business segment:

(Millions of dollars)	Medical		Life Sciences		Total
Goodwill as of September 30, 2014	$482		$608		$1,090
Acquisitions	6,585	(A)	130	(B)	6,716
Purchase accounting adjustments/currency translation	(261)	(C)	(8)		(269)
Goodwill as of September 30, 2015	$6,807		$730		$7,537
Divestiture	(32)		—		(32)
Purchase accounting adjustments/currency translation	(87)	(C)	1		(86)
Goodwill as of September 30, 2016	$6,688		$731		$7,419

(A)
Primarily represents goodwill recognized upon the Company’s acquisition of CareFusion in the second quarter of fiscal year 2015. Also includes $22 million of goodwill associated with acquisitions that were immaterial on an individual and aggregate basis. Additional disclosures regarding the Company's acquisitions are provided in Note 9 .

(B)	Represents goodwill recognized upon the Company’s acquisitions of GenCell and Cellular Research.

(C)
Primarily represents acquisition accounting adjustments relating to the CareFusion acquisition. Adjustments in 2016 and 2015 of $94 million and $219 million, respectively, primarily resulted from adjustment to the deferred tax liability accounts.

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
The total notional amounts of the Company’s outstanding foreign exchange contracts as of September 30, 2016 and 2015 were $2.3 billion and $2.2 billion, respectively.
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
The total notional value of the Company's outstanding forward starting interest rate swaps designated as cash flow hedges was $500 million at September 30, 2016. The Company entered into these contracts in March and April 2016 to mitigate its exposure to interest rate risk. The Company had no outstanding interest rate swaps designated as cash flow hedges as of September 30, 2015.
The total notional amount of the Company’s outstanding interest rate swaps designated as fair value hedges was $375 million at September 30, 2016 and 2015. The outstanding swaps represent fixed-to-floating interest rate swap agreements the Company entered into, in March and September 2014, to convert the interest payments on $375 million of the Company’s 3.125% notes, due November 8, 2021, from the fixed rate to a floating interest rate based on LIBOR. Changes in the fair value of the interest rate swaps offset changes in the fair value of the fixed rate debt. The gains recorded on these fair value hedges, which were offset by losses recorded to the underlying debt instrument, are provided below.

(Millions of dollars)	2016	2015	2014
Gains on fair value hedges	$4	$19	$3
Other Risk Exposures
The Company purchases resins, which are oil-based components used in the manufacture of certain products. Significant increases in world oil prices that lead to increases in resin purchase costs could impact future operating results. From time to time, the Company has managed price risks associated with these commodity purchases through commodity derivative forward contracts. The Company had no outstanding commodity derivative forward contracts at September 30, 2016. The total notional amount of cash-settled forward contracts entered into in April 2015 to hedge global resin purchase volume throughout 2015 and 2016 was 49 million pounds ($25 million) at September 30, 2015.

Notes to Consolidated Financial Statements — (Continued)
Becton, Dickinson and Company

Effects on Consolidated Balance Sheets
The location and amounts of derivative instrument fair values in the consolidated balance sheet are segregated below between designated, qualifying hedging instruments and ones that are not designated for hedge accounting.

(Millions of dollars)	September 30, 2016	September 30, 2015
Asset derivatives-designated for hedge accounting
Interest rate swaps	$23	$19
Asset derivatives-undesignated for hedge accounting
Forward exchange contracts	3	13
Total asset derivatives (A)	$25	$32

Liability derivatives-designated for hedge accounting
Commodity forward contracts	$—	$10
Interest rate swaps	18	—
Liability derivatives-undesignated for hedge accounting
Forward exchange contracts	13	21
Total liability derivatives (B)	$31	$30

(A)	All asset derivatives are included in Prepaid expenses and other.

(B)	All liability derivatives are included in Accrued expenses.

Effects on Consolidated Statements of Income
Cash flow hedges

All derivative instrument-related amounts recognized in other comprehensive income and earnings during 2016 and 2015 relate to interest rate swaps and commodity forward contracts.

(Millions of dollars)	2016	2015	2014
After-tax losses relating to cash flow hedges recognized in other comprehensive income (loss)	$11	$16	$—
The losses recognized in 2016 primarily related to the previously discussed forward starting interest rate swaps entered into in fiscal year 2016. The losses recognized in 2015 included $7 million of losses relating to commodity forward contracts as well as $8 million attributable to interest rate swaps with a total notional amount of $2.3 billion that were entered into during the first quarter of fiscal year 2015 to partially hedge interest rate risk associated with the anticipated issuance of senior unsecured notes in connection with the Company’s acquisition of CareFusion. These swaps were designated as hedges of the variability in interest payments attributable to changes in the benchmark interest rate during the period preceding the Company’s issuance of the notes. The swaps were terminated at losses, concurrent with the pricing of notes issued in December 2014, and the realized losses will be amortized over the lives of the notes with an offset to Interest expense. Additional disclosures regarding amounts recognized in the consolidated statements of income in fiscal years 2016, 2015 and 2014 relating to cash flow hedges are provided in Note 3. Additional disclosures regarding the acquisition of CareFusion are provided in Note 9 and additional disclosures regarding the Company’s debt issuance during the first quarter of fiscal year 2015 are provided in Note 15.
The Company’s designated derivative instruments are highly effective. As such, there were no gains or losses, related to hedge ineffectiveness or amounts excluded from hedge effectiveness testing, recognized immediately in income relative to derivative contracts outstanding in the periods presented.

Notes to Consolidated Financial Statements — (Continued)
Becton, Dickinson and Company

Undesignated hedges
The location and amount of gains and losses recognized in income on derivatives not designated for hedge accounting for the years ended September 30 were as follows:

Derivatives Not Designated as For Hedge Accounting	Location of (Loss) Gain Recognized in Income on Derivatives	Amount of (Loss) Gain Recognized in Income on Derivative (Millions of dollars)
		2016	2015	2014
Forward exchange contracts (A)	Other income (expense), net	$(3)	$(49)	$(3)

(A)
The gains and losses on forward contracts and currency options utilized to hedge the intercompany transactional foreign exchange exposures are largely offset by gains and losses on the underlying hedged items in Other income (expense), net.

Note 14 — Financial Instruments and Fair Value Measurements
Recurring Fair Value Measurements
The fair values of financial instruments, including those not recognized on the statement of financial position at fair value, carried at September 30, 2016 and 2015 are classified in accordance with the fair value hierarchy in the following tables:

		Basis of Fair Value Measurement
(Millions of dollars)	September 30, 2016 Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Institutional money market investments	$224	$224	$—	$—
Interest rate swaps	23	—	23	—
Forward exchange contracts	3	—	3	—
Total Assets	$249	$224	$25	$—
Liabilities
Forward exchange contracts	$13	$—	$13	$—
Commodity forward contracts	—	—	—	—
Interest rate swaps	18	—	18	—
Contingent consideration liabilities	54	—	—	54
Total Liabilities	$86	$—	$31	$54

Notes to Consolidated Financial Statements — (Continued)
Becton, Dickinson and Company

		Basis of Fair Value Measurement
(Millions of dollars)	September 30, 2015 Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Institutional money market investments	$147	$147	$—	$—
Interest rate swaps	19	—	19	—
Forward exchange contracts	13	—	13	—
Total Assets	$179	$147	$32	$—
Liabilities
Forward exchange contracts	$21	$—	$21	$—
Commodity forward contracts	10	—	10	—
Contingent consideration liabilities	77	—	—	77
Total Liabilities	$108	$—	$30	$77
The Company’s institutional money market accounts permit daily redemption and the fair values of these investments are based upon the quoted prices in active markets provided by the holding financial institutions. The Company’s remaining cash equivalents were $1.317 billion and $1.277 billion at September 30, 2016 and 2015, respectively. Short-term investments are held to their maturities and are carried at cost, which approximates fair value. The cash equivalents consist of liquid investments with a maturity of three months or less and the short-term investments consist of instruments with maturities greater than three months and less than one year.
The Company measures the fair value of forward exchange contracts and interest rate swaps based upon the present value of expected future cash flows using market-based observable inputs including credit risk, interest rate yield curves, foreign currency spot prices and forward prices.
Long-term debt is recorded at amortized cost. The fair value of long-term debt is measured based upon quoted prices in active markets for similar instruments, which are considered Level 2 inputs in the fair value hierarchy. The fair value of long-term debt was $11.3 billion and $11.6 billion at September 30, 2016 and 2015, respectively. During the first and third quarters of fiscal year 2016, the Company reclassified $500 million of 1.750% notes due on November 8, 2016 and $300 million of 1.450% notes due on May 15, 2017, respectively, from Long-Term Debt to Short-term debt. The fair value of reclassified notes was $798 million and $750 million at September 30, 2016 and 2015, respectively. The balance of reclassified notes at September 30, 2015, which has been repaid, represented $750 million of floating rate notes due on June 15, 2016.
The contingent consideration liabilities were recognized as part of the consideration transferred by the Company for certain acquisitions. The fair values of the contingent consideration liabilities were estimated using probability-weighted discounted cash flow models that were based upon the probabilities assigned to the contingent events. The estimated fair values of the contingent consideration liabilities are remeasured at each reporting period based upon increases or decreases in the probability of the contingent payments. The change to the contingent consideration liability in fiscal year 2016 primarily reflected a net decrease of $25 million, which was recorded in Selling and administrative expense, in the fair value of contingent consideration liabilities associated with certain product development milestones.
The Company’s policy is to recognize any transfers into fair value measurement hierarchy levels and transfers out of levels at the beginning of each reporting period. There were no transfers in and out of Level 1, Level 2 or Level 3 measurements for the years ending September 30, 2016 and 2015.
Nonrecurring Fair Value Measurements
In fiscal year 2016, the Company recorded a charge of $214 million to impair capitalized internal-use software assets held for sale as a result of the Company's transition of certain elements of its information technology infrastructure to an outsourced model. Impairment charges recorded in 2015 of $72 million primarily related to information technology assets held for sale as a result of these same transition efforts. Additional disclosures regarding these transition efforts are provided in Note 1. Also in fiscal year 2016, the Company recorded losses of $81 million on the held for sale assets of certain non-core businesses. The amounts recognized in 2016 and 2015 were recorded to Acquisitions and other restructurings to adjust the carrying amount of assets held for sale to an estimate of the assets' fair values, less the estimated costs to sell these assets. The fair values of the assets adjusted in 2016 and 2015 were estimated, based upon a market participant's perspective, using a market approach and

Notes to Consolidated Financial Statements — (Continued)
Becton, Dickinson and Company

Level 2 inputs, including quoted prices for similar assets. The remaining carrying amounts of the assets held for sale at September 30, 2015 were immaterial to the Company's consolidated balance sheet.
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

Note 15 — Debt
Short-term debt at September 30 consisted of:

(Millions of dollars)	2016	2015
Domestic loans payable	$200	$700
Current portion of long-term debt
1.750% Notes due November 8, 2016	500	—
1.450% Notes due May 15, 2017	300	—
Floating rate notes due June 15, 2016	—	750
Other	1	2
Total short-term debt	$1,001	$1,452
The weighted average interest rates for short-term debt were 1.49% and 0.64% at September 30, 2016 and 2015, respectively. Domestic loans payable consist of a commercial paper program the Company entered into in January 2015, in anticipation of the closing of the CareFusion acquisition, which is further discussed in Note 9. In February 2016, the size of the commercial paper program was increased from $1 billion to $1.5 billion in short-term, unsecured commercial paper notes. Borrowings outstanding at September 30, 2015 included $500 million that was used to finance the Company’s acquisition of CareFusion and to pay related fees and expenses. The outstanding September 30, 2016 balance reflected net repayments in 2016 of $500 million.
In January 2016, the Company replaced an existing $1 billion syndicated credit facility with a $1.5 billion syndicated credit facility that has an expiration date of January 2021. There were no borrowings outstanding under this credit facility at September 30, 2016. The credit facility, under which the Company may issue up to $100 million in letters of credit, provides backup support for the Company's commercial paper program and can also be used for other general corporate purposes. It includes a provision that enables BD, subject to additional commitments made by the lenders, to access up to an additional $500 million in financing through the facility for a maximum aggregate commitment of $2 billion. The credit facility includes a single financial covenant that requires BD to maintain an interest expense coverage ratio of not less than 5-to-1 for the most recent four consecutive fiscal quarters. The Company was in compliance with this covenant as of September 30, 2016. In addition, the Company has informal lines of credit outside of the United States.
Concurrent with the execution of the agreement to acquire CareFusion, the Company secured $9.1 billion of fully committed bridge financing to ensure its ability to fund the cash portion of consideration due under the agreement, as well as to pay fees and expenses related to the acquisition. This bridge credit agreement was terminated upon the closing of the CareFusion acquisition in March 2015. The Company also entered into a 364-day term loan agreement in December 2014 that provided for a $1 billion term loan facility, the proceeds under which could only be used to pay the cash consideration due pursuant to the CareFusion acquisition agreement, as well as to pay financing fees, other related fees and other expenses

Notes to Consolidated Financial Statements — (Continued)
Becton, Dickinson and Company

associated with the CareFusion acquisition. The term loan was fully repaid in 2015, reflecting principal payments of $650 million, $250 million and $100 million made in April, July and September 2015, respectively.
In December 2014, the Company issued $6.2 billion of senior unsecured notes as part of its plan for financing the cash requirements relating to the CareFusion acquisition. The Company repaid $750 million of these notes in June 2016. Upon the closing of the CareFusion acquisition in March 2015, the Company assumed the indebtedness of CareFusion, including senior unsecured notes with an aggregate principal amount of $2 billion, which was recorded on the acquisition date at a fair value of $2.174 billion. Subsequent to closing the acquisition of CareFusion, the Company validly tendered and exchanged the aggregate principal amounts of each series of the CareFusion notes for notes issued by the Company. This exchange transaction was accounted for as a modification of the original debt instruments. As such, no gain or loss was recognized in the Company’s consolidated results of operations as a result of this exchange transaction.
Long-Term Debt at September 30 consisted of:

(Millions of dollars)		2016	2015
1.750% Notes due November 8, 2016		$—	$499
1.450% Notes due May 15, 2017	(A)	—	300
1.800% Notes due December 15, 2017	(B)	1,248	1,246
4.900% Notes due April 15, 2018		201	202
5.000% Notes due May 15, 2019		498	497
6.375% Notes due August 1, 2019	(A)	776	802
2.675% Notes due December 15, 2019	(B)	1,245	1,244
3.250% Notes due November 12, 2020		698	697
3.125% Notes due November 8, 2021		1,018	1,013
3.300% Notes due March 1, 2023	(A)	304	305
3.875% Notes due May 15, 2024	(A)	417	419
3.734% Notes due December 15, 2024	(B)	1,740	1,739
7.000% Debentures due August 1, 2027		168	168
6.700% Debentures due August 1, 2028		167	167
6.000% Notes due May 15, 2039		246	246
5.000% Notes due November 12, 2040		297	296
4.875% Notes due May 15, 2044	(A)	333	334
4.685% Notes due December 15, 2044	(B)	1,190	1,190
Other long-term debt		4	5
Total Long-Term Debt		$10,550	$11,370

(A)	Represents senior unsecured notes issued in the April 2015 exchange of all validly tendered and accepted CareFusion notes for notes issued by the Company, as further discussed above.

(B)	Represents senior unsecured notes issued in December 2014 in connection with the CareFusion acquisition.
The aggregate annual maturities of long-term debt during the fiscal years ending September 30, 2017 to 2021 are as follows: 2017 — $801 million; 2018 — $1.45 billion; 2019 — $1.2 billion; 2020 — $1.25 billion; 2021 — $700 million.
The Company capitalizes interest costs as a component of the cost of construction in progress. A summary of interest costs and payments for the years ended September 30 is as follows:

(Millions of dollars)	2016	2015	2014
Charged to operations	$388	$371	$135
Capitalized	30	30	32
Total interest costs	$418	$401	$167
Interest paid, net of amounts capitalized	$392	$313	$135

Notes to Consolidated Financial Statements — (Continued)
Becton, Dickinson and Company

The amounts of interest charged to operations and interest paid during 2016 included $183 million of interest on the senior unsecured notes issued in December 2014. The amounts of interest charged to operations and interest paid during 2015 included $107 million of interest on the senior unsecured notes issued in December 2014 and commitment fees for the bridge loan facility entered into concurrently with the execution of the agreement to acquire CareFusion. Additional information regarding these costs is provided in Note 9.

Note 16 — Income Taxes
The provision for income taxes the years ended September 30 consisted of:

(Millions of dollars)	2016	2015	2014
Current:
Federal	$312	$50	$225
State and local, including Puerto Rico	17	15	(11)
Foreign	286	252	217
	$616	$318	$431
Deferred:
Domestic	$(441)	$(238)	$(59)
Foreign	(78)	(37)	(35)
	(519)	(274)	(94)
Income tax provision	$97	$44	$337
The components of Income Before Income Taxes for the years ended September 30 consisted of:

(Millions of dollars)	2016	2015	2014
Domestic, including Puerto Rico	$(232)	$(408)	$532
Foreign	1,306	1,147	990
Income Before Income Taxes	$1,074	$739	$1,522
The table below summarizes the gross amounts of unrecognized tax benefits without regard to reduction in tax liabilities or additions to deferred tax assets and liabilities if such unrecognized tax benefits were settled. The Company believes it is reasonably possible that certain audits will close within the next twelve months but no significant increases or decreases in the amount of the unrecognized tax benefits are expected to result.

(Millions of dollars)	2016	2015	2014
Balance at October 1	$575	$197	$146
Increase due to acquisitions	—	314	—
Increase due to current year tax positions	73	58	51
Increase due to prior year tax positions	28	17	9
Decreases due to prior year tax positions	(28)	—	—
Decrease due to settlements and lapse of statute of limitations	(191)	(11)	(9)
Balance at September 30	$457	$575	$197
With the acquisition of CareFusion on March 17, 2015, the Company is now a party to a tax matters agreement with Cardinal Health resulting from Cardinal Health's spin-off of CareFusion in fiscal year 2010. Under the tax matters agreement, the Company is obligated to indemnify Cardinal Health for certain tax exposures and transaction taxes prior to CareFusion’s spin-off from Cardinal Health. The indemnification payable is approximately $126 million at September 30, 2016 and is included in Deferred Income Taxes and Other on the consolidated balance sheet.
The total amount of unrecognized tax benefits, if recognized, would favorably impact the effective tax rate. Accrued interest and penalties of $51 million, $84 million and $10 million at September 30, 2016, 2015 and 2014, respectively, are not included in the table above. During the fiscal years ended September 30, 2016, 2015 and 2014, the Company reported interest and penalties associated with unrecognized tax benefits of $3 million, $8 million and $2 million on the consolidated statements of income as a component of Income tax provision.

Notes to Consolidated Financial Statements — (Continued)
Becton, Dickinson and Company

The Company conducts business and files tax returns in numerous countries and currently has tax audits in progress in a number of tax jurisdictions. The IRS has completed its audit for the tax years through 2013. For the Company’s other major tax jurisdictions where it conducts business, the Company’s tax years are generally open after 2010.
Deferred income taxes at September 30 consisted of:

	2016		2015
(Millions of dollars)	Assets	Liabilities	Assets	Liabilities
Compensation and benefits	$720	$—	$647	$—
Property and equipment	—	235	—	156
Intangibles	—	1,493	—	2,033
Loss and credit carryforwards	1,101	—	538	—
Other	720	607	634	606
	2,541	2,336	1,819	2,795
Valuation allowance	(997)	—	(452)	—
Net (A)	$1,544	$2,336	$1,367	$2,795
(A)Net deferred tax assets are included in Other Assets and net deferred tax liabilities are included in Deferred Income Taxes and Other.
Deferred tax assets and liabilities are netted on the balance sheet by separate tax jurisdictions. As disclosed on Note 2, the Company retrospectively adopted amended guidance on October 1, 2015 that requires entities to present deferred tax assets and liabilities as noncurrent on the balance sheet. As such, the consolidated balance sheet as of September 30, 2015 reflects the reclassification of current deferred tax assets of $387 million as noncurrent amounts, after giving effect to jurisdictional netting requirements. Deferred taxes are not provided on undistributed earnings of foreign subsidiaries that are indefinitely reinvested. At September 30, 2016, the cumulative amount of such undistributed earnings indefinitely reinvested outside the United States was $8.7 billion. Determining the tax liability that would arise if these earnings were remitted is not practicable. Deferred taxes are provided for earnings outside the United States when those earnings are not considered indefinitely reinvested.
Generally, deferred tax assets have been established as a result of net operating losses and credit carryforwards with expiration dates from 2017 to an unlimited expiration date. Valuation allowances have been established as a result of an evaluation of the uncertainty associated with the realization of certain deferred tax assets on these losses and credit carryforwards. The valuation allowance for 2016 is primarily the result of foreign losses due to the Company’s global re-organization of its foreign entities and these generally have no expiration date. Valuation allowances are also maintained with respect to deferred tax assets for certain federal and state carryforwards that may not be realized and that principally expire between 2016 and 2019.
A reconciliation of the federal statutory tax rate to the Company’s effective income tax rate was as follows:

	2016	2015	2014
Federal statutory tax rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal tax benefit	1.5	(3.6)	(0.5)
Effect of foreign and Puerto Rico earnings and foreign tax credits	(23.7)	(24.5)	(11.2)
Effect of Research Credits and Domestic Production Activities	(4.4)	(1.6)	(1.1)
Other, net	0.7	0.6	(0.1)
Effective income tax rate	9.1%	5.9%	22.1%
The approximate amounts of tax reductions related to tax holidays in various countries in which the Company does business were $122 million, $102 million and $108 million, in 2016, 2015 and 2014, respectively. The tax holidays expire at various dates through 2026.
The Company made income tax payments, net of refunds, of $218 million in 2016, $240 million in 2015 and $330 million in 2014.

Notes to Consolidated Financial Statements — (Continued)
Becton, Dickinson and Company

Note 17 — Sales-Type Leases and Financing Receivables

As disclosed in Note 9, the net assets acquired in the Company’s acquisition of CareFusion included a $1.206 billion net investment in sales-type leases which primarily arose from the leasing of dispensing equipment. The components of the net investment in sales-type leases, which predominantly have five-year terms and are generally collateralized by the underlying equipment, were as follows:

(Millions of dollars)	2016	2015
Future minimum lease payments receivable	$1,239	$1,311
Unguaranteed residual values	32	29
Unearned income	(132)	(142)
Allowance for uncollectible minimum lease payments receivable	(5)	(5)
Net Investment in Sales-Type Leases	1,135	1,193
Less: Current portion of net investment in sales-type leases	339	75
Net Investment in Sales-Type Leases, Less Current Portion	$796	$1,118
Future minimum lease payments to be received pursuant to sales-type leases are as follows: 2017 — $395 million; 2018 — $329 million; 2019 — $259 million; 2020 — $170 million; 2021 — $81 million and an aggregate of $5 million thereafter.
The methodology for determining the allowance for credit losses for these financing receivables is based on the collective population and is not stratified by class or portfolio segment. Allowances for credit losses on the entire portfolio are recorded based on historical experience loss rates and the potential impact of anticipated changes in business practices, market dynamics, and economic conditions. The net investment in sales-type leases is predominantly evaluated for impairment on a collective basis; however, some immaterial allowances for individual balances are recorded based on the evaluation of customers’ specific circumstances. No interest is accrued on past due financing receivables, which are generally considered past due 30 days after the billing date. Amounts are written off against the allowance for credit losses when determined to be uncollectible. The allowance for credit losses on these financing receivables was immaterial at September 30, 2016

Note 18 — Supplemental Financial Information
Other Income (Expense), Net
Other income (expense), net in 2016 was $11 million, which primarily included equity investment net income of $8 million and income from license and other agreements of $2 million. These amounts were partially offset by foreign exchange losses (inclusive of hedging costs) of $3 million.
Other income (expense), net in 2015 was $21 million, which primarily included equity investment net income and proceeds from the sales of investments of $9 million, an acquisition-date accounting gain of $9 million on the previously held investment in CRISI and income from license and other agreements of $2 million.
Other income (expense), net in 2014 was $5 million, which primarily included equity investment net income and proceeds from the sales of investments of $13 million and income from license and other agreements of $3 million. Other income (expense), net in 2014 also included income of $3 million from contract manufacturing and other transition services relating to the Company’s sale of Discovery Labware in the first quarter of fiscal year 2013. These amounts were partially offset by foreign exchange losses (inclusive of hedging costs) of $13 million.

Notes to Consolidated Financial Statements — (Continued)
Becton, Dickinson and Company

Trade Receivables, Net
The amounts recognized in 2016, 2015 and 2014 relating to allowances for doubtful accounts and cash discounts, which are netted against trade receivables, are provided in the following table:

(Millions of dollars)	Allowance for Doubtful Accounts		Allowance for Cash Discounts	Total
Balance at September 30, 2013	$41		$9	$50
Additions charged to costs and expenses	6		41	46
Deductions and other	(16)	(A)	(38)	(54)
Balance at September 30, 2014	$30		$12	$42
Additions charged to costs and expenses	33		47	80
Deductions and other	(11)	(A)	(50)	(61)
Balance at September 30, 2015	$53		$9	$62
Additions charged to costs and expenses	23		37	60
Deductions and other	(14)	(A)	(40)	(55)
Balance at September 30, 2016	$61		$6	$67

(A)	Accounts written off.
Inventories
Inventories at September 30 consisted of:

(Millions of dollars)	2016	2015
Materials	$316	$384
Work in process	274	280
Finished products	1,129	1,295
	$1,719	$1,959
Property, Plant and Equipment, Net
Property, Plant and Equipment, Net at September 30 consisted of:

(Millions of dollars)	2016	2015
Land	$151	$146
Buildings	2,397	2,414
Machinery, equipment and fixtures	5,749	5,602
Leasehold improvements	121	114
	8,419	8,277
Less accumulated depreciation and amortization	4,518	4,217
	$3,901	$4,060

Becton, Dickinson and Company

SUPPLEMENTARY DATA (UNAUDITED)

Millions of dollars, except per share amounts	2016
	1st	2nd	3rd	4th	Year
Revenues	$2,986	$3,067	$3,198	$3,231	$12,483
Gross Profit	1,408	1,484	1,547	1,552	5,991
Net Income	229	338	390	19	976
Earnings per Share:
Basic	1.08	1.59	1.83	0.09	4.59
Diluted	1.06	1.56	1.80	0.09	4.49

	2015
	1st	2nd	3rd	4th	Year
Revenues	$2,051	$2,051	$3,120	$3,059	$10,282
Gross Profit	1,045	1,046	1,174	1,430	4,695
Net Income	236	216	62	181	695
Earnings per Share:
Basic	1.22	1.10	0.30	0.86	3.43
Diluted	1.20	1.08	0.29	0.84	3.35
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

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.
Item 9A.    Controls and Procedures.
An evaluation was conducted by BD’s management, with the participation of BD’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of BD’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of September 30, 2016. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were, as of the end of the period covered by this report, effective and designed to ensure that material information relating to BD and its consolidated subsidiaries would be made known to them by others within these entities. There were no changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2016 identified in connection with the above-referenced evaluation that have materially affected, or are reasonably likely to materially affect, BD’s internal control over financial reporting.
Management’s Report on Internal Control Over Financial Reporting and the Report of Independent Registered Public Accounting Firm are contained in Item 8, Financial Statements and Supplementary Data, and are incorporated herein by reference.

Item 9B.    Other Information.
None.
PART III
Item 10.    Directors, Executive Officers and Corporate Governance.
The information relating to directors and the Audit Committee of the BD Board of Directors required by this item will be contained under the captions “Proposal 1. Election of Directors” and “Board of Directors - Committee Membership and

Function - Audit Committee” in a definitive proxy statement involving the election of directors, which the registrant will file with the SEC not later than 120 days after September 30, 2016 (the “2017 Proxy Statement”), and such information is incorporated herein by reference.
The information relating to executive officers required by this item is included herein in Part I under the caption “Executive Officers of the Registrant.”
Certain other information required by this item will be contained under the captions “Ownership of BD Common Stock - Section 16(a) beneficial ownership reporting compliance”, “Corporate Governance - Director nomination process" and Corporate Governance - Code of Conduct” in BD’s 2017 Proxy Statement, and such information is incorporated herein by reference.
Item 11.    Executive Compensation.
The information required by this item will be contained under the captions “Board of Directors - Non‑Management Directors’ Compensation,” “Compensation Discussion and Analysis,” “Report of the Compensation and Management Development Committee,” “Compensation of Named Executive Officers” and “Board of Directors - Committee membership and function - Compensation and Management Development Committee” in BD’s 2017 Proxy Statement, and such information is incorporated herein by reference.

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this item will be contained under the caption “Ownership of BD Common Stock” in BD’s 2017 Proxy Statement, and such information is incorporated herein by reference.
Item 13.    Certain Relationships and Related Transactions, and Director Independence.
The information required by this item will be contained under the caption “Corporate Governance - Director Independence; Policy Regarding Related Person Transactions” in BD’s 2017 Proxy Statement, and such information is incorporated herein by reference.
Item 14.    Principal Accounting Fees and Services.
The information required by this item will be contained under the caption “Proposal 2. Ratification of Selection of Independent Registered Public Accounting Firm” in BD’s 2017 Proxy Statement, and such information is incorporated herein by reference.
PART IV
Item 15.    Exhibits, Financial Statement Schedules.

(a)(1)	Financial Statements
The following consolidated financial statements of BD are included in Item 8 of this report:

•	Reports of Independent Registered Public Accounting Firm

•	Consolidated Statements of Income — Years ended September 30, 2016, 2015 and 2014

•	Consolidated Statements of Comprehensive Income — Years ended September 30, 2016, 2015 and 2014

•	Consolidated Balance Sheets — September 30, 2016 and 2015

•	Consolidated Statements of Cash Flows — Years ended September 30, 2016, 2015 and 2014

•	Notes to Consolidated Financial Statements

(2)	Financial Statement Schedules
See Note 18 to the Consolidated Financial Statements included in Item 8, Financial Statements and Supplementary Data.

(3)	Exhibits
See the Exhibit Index beginning on page 82 hereof for a list of all management contracts, compensatory plans and arrangements required by this item, and all other Exhibits filed or incorporated by reference as a part of this report.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
BECTON, DICKINSON AND COMPANY

By:	/s/ GARY DEFAZIO
Gary DeFazio
Senior Vice President and Corporate Secretary
Dated: November 23, 2016
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on the 23rd day of November, 2016 by the following persons on behalf of the registrant and in the capacities indicated.

Name	Capacity

/S/ VINCENT A. FORLENZA	Chairman, Chief Executive Officer and President
Vincent A. Forlenza	(Principal Executive Officer)

/S/ CHRISTOPHER R. REIDY	Executive Vice President, Chief Financial Officer and
Christopher R. Reidy	Chief Administrative Officer
(Principal Financial Officer)

/S/ JOHN GALLAGHER	Senior Vice President, Corporate Finance,
John Gallagher	Controller and Treasurer
(Principal Accounting Officer)

Basil L. Anderson*	Director

Catherine M. Burzik*	Director

R. Andrew Eckert*	Director

Claire M. Fraser*	Director

Christopher Jones*	Director

Marshall O. Larsen*	Director

Gary A. Mecklenburg*	Director

Name	Capacity

James F. Orr*	Director

Willard J. Overlock, Jr.*	Director

Claire Pomeroy*	Director

Rebecca W. Rimel*	Director

Bertram L. Scott*	Director

*By:	/s/ GARY DEFAZIO
Gary DeFazio
Attorney-in-fact

EXHIBIT INDEX

Exhibit Number	Description	Method of Filing
2.1	Agreement and Plan of Merger, dated as of October 5, 2014, among CareFusion Corporation, Becton, Dickinson and Company and Griffin Sub, Inc.	Incorporated by reference to Exhibit 2.1 to the registrant’s Current Report on Form 8-K dated October 6, 2014.
3(a)(i)	Restated Certificate of Incorporation, dated as of January 29, 2013.	Incorporated by reference to Exhibit 3(a) to the registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2013.
3(b)	By-Laws, as amended and restated as of September 27, 2016.	Incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K dated September 28, 2016.
4(a)	Indenture, dated as of March 1, 1997, between the registrant and The Bank of New York Mellon Trust Company, N.A. (as successor to JPMorgan Chase Bank)	Incorporated by reference to Exhibit 4(a) to Form 8-K filed by the registrant on July 31, 1997
4(b)	Indenture, dated July 21, 2009, between CareFusion Corporation and Deutsche Bank Trust Company Americas, as trustee.	Incorporated by reference to Exhibit 4.2 to Cardinal Health, Inc.’s Current Report on Form 8-K filed on July 22, 2009.
4(c)	Supplemental Indenture, dated July 21, 2009, between CareFusion Corporation and Deutsche Bank Trust Company Americas, as trustee.	Incorporated by reference to Exhibit 4.3 to Cardinal Health, Inc.’s Current Report on Form 8-K filed on July 22, 2009.
4(d)	Second Supplemental Indenture, dated March 11, 2013, between CareFusion Corporation and Deutsche Bank Trust Company Americas, as trustee.	Incorporated by reference to Exhibit 4.1 of the CareFusion Corporation Current Report on Form 8-K filed on March 11, 2013.
4(e)	Third Supplemental Indenture, dated May 22, 2014, between CareFusion Corporation and Deutsche Bank Trust Company Americas, as trustee.	Incorporated by reference to Exhibit 4.2 of the CareFusion Corporation Current Report on Form 8-K filed on May 22, 2014.
4(f)	Fourth Supplemental Indenture, dated as of April 24, 2015, between CareFusion Corporation and Deutsche Bank Trust Company Americas, as Trustee.	Incorporated by reference to Exhibit 4.1 of CareFusion’s Current Report on Form 8-K filed on April 29, 2015.
4(g)	Form of 7% Debentures due August 1, 2027.	Incorporated by reference to Exhibit 4(d) of the registrant’s Current Report on Form 8-K filed on July 31, 1997.
4(h)	Form of 6.70% Debentures due August 1, 2028.	Incorporated by reference to Exhibit 4(d) of the registrant’s Current Report on Form 8-K filed on July 29, 1999.
4(i)	Form of 4.90% Notes due April 15, 2018.	Incorporated by reference to Exhibit 4(i) of the registrant's Annual Report on form 10-K for the fiscal year ended September 30, 2016.
4(j)	Form of 5.00% Notes due May 15, 2019.	Incorporated by reference to Exhibit 4.1 of the registrant’s Current Report on Form 8-K filed on May 13, 2009.
4(k)	Form of 6.00% Notes due May 15, 2039.	Incorporated by reference to Exhibit 4.2 of the registrant’s Current Report on Form 8-K filed on May 13, 2009.
4(l)	Form of 3.25% Notes due November 12, 2020.	Incorporated by reference to Exhibit 4.1 of the registrant’s Current Report on Form 8-K filed on November 12, 2010.
4(m)	Form of 5.00% Notes due November 12, 2040.	Incorporated by reference to Exhibit 4.2 of the registrant’s Current Report on Form 8-K filed on November 12, 2010.

4(n)	Form of 1.750% Notes due November 8, 2016.	Incorporated by reference to Exhibit 4.1 of the registrant’s Current Report on Form 8-K filed on November 8, 2011.
4(o)	Form of 3.125% Notes due November 8, 2021.	Incorporated by reference to Exhibit 4.2 of the registrant’s Current Report on Form 8-K filed on November 8, 2011.
4(p)	Form of 1.450% Senior Notes due May 15, 2017.	Incorporated by reference to Exhibit 4.2 of the registrant’s Current Report on Form 8-K filed on April 29, 2015.
4(q)	Form of 6.375% Senior Notes due August 1, 2019.	Incorporated by reference to Exhibit 4.3 of the registrant’s Current Report on Form 8-K filed on April 29, 2015.
4(r)	Form of 3.300% Senior Notes due March 1, 2023.	Incorporated by reference to Exhibit 4.4 of the registrant’s Current Report on Form 8-K filed on April 29, 2015.
4(s)	Form of 3.875% Senior Notes due May 15, 2024.	Incorporated by reference to Exhibit 4.5 of the registrant’s Current Report on Form 8-K filed on April 29, 2015.
4(t)	Form of 4.875% Senior Notes due May 15, 2044.	Incorporated by reference to Exhibit 4.6 of the registrant’s Current Report on Form 8-K filed on April 29, 2015.
10(a)(i)	Form of Employment Agreement with executive officers relating to employment following a change of control of the registrant (with tax reimbursement provisions).*	Incorporated by reference to Exhibit 10(a) to the registrant’s Quarterly Report on Form 10-Q for the period ended December 31, 2008.
10(a)(ii)	Form of Employment Agreement with executive officers relating to employment following a change of control of the registrant (without tax reimbursement provisions).*	Incorporated by reference to Exhibit 10(a)(ii) to the registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2013.
10(b)	Stock Award Plan, as amended and restated as of January 31, 2006.*	Incorporated by reference to Exhibit 10(a) to the registrant’s Quarterly Report on Form 10-Q for the period ended December 31, 2005.
10(c)	Performance Incentive Plan, as amended and restated September 23, 2008.*	Incorporated by reference to Exhibit 10(c) to the registrant’s Current Report on Form 8-K dated September 26, 2008.
10(d)	Deferred Compensation and Retirement Benefit Restoration Plan, as amended and restated as of September 27, 2016.*	Filed with this report.
10(e)	1996 Directors’ Deferral Plan, as amended and restated as of November 25, 2014.*	Incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K dated December 2, 2014.
10(f)	Amended and Restated Aircraft Time Sharing Agreement between Becton, Dickinson and Company and Vincent A. Forlenza dated as of March 21, 2012.*	Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K dated March 27, 2012.
10(g)(i)	2004 Employee and Director Equity-Based Compensation Plan, as amended and restated as of January 26, 2016.*	Incorporated by reference to Exhibit 10 to the registrant’s Current Report on Form 8-K dated January 29, 2016.
10(g)(ii)	Terms of Awards under 2004 Employee and Director Equity-Based Compensation Plan and Stock Award Plan.*	Filed with this report.

Exhibit Number	Description	Method of Filing
10(h)	Retiree medical agreement between Becton, Dickinson and Company and Jeffrey S. Sherman.*	Incorporated by reference to Exhibit 10(n) to the registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2012.
10(i)	Five-Year Credit Agreement, dated January 29, 2016 among the registrant and the banks named therein.	Incorporated by reference to Exhibit 10 to the registrant’s Current Report on Form 8-K dated February 4, 2016.
10(j)	364-Day Term Loan Agreement, dated December 19, 2014, by and among Becton, Dickinson and Company, as borrower, Goldman Sachs Bank USA, as administrative agent, and the lenders party thereto.	Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed December 14, 2014.
10(k)	Form of Commercial Paper Dealer Agreement.	Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on January 6, 2015.
10(l)	Tax Matters Agreement, dated August 31, 2009, by and between Cardinal Health, Inc. and CareFusion Corporation.	Incorporated by reference to Exhibit 10.3 to Cardinal Health, Inc.’s Current Report on Form 8-K filed on September 4, 2009.
21	Subsidiaries of the registrant.	Filed with this report
23	Consent of independent registered public accounting firm.	Filed with this report
24	Power of Attorney.	Filed with this report
31	Certifications of Chief Executive Officer and Chief Financial Officer, pursuant to SEC Rule 13(a)-14(a).	Filed with this report
32	Certifications of Chief Executive Officer and Chief Financial Officer, pursuant to Section 1350 of Chapter 63 of Title 18 of the U.S. Code.	Filed with this report
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