Form 10-Q
period 2016-12-31
BECTON DICKINSON & CO
filed 2017-02-02
CIK 10795

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2016
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Shares Outstanding as of December 31, 2016
Common stock, par value $1.00	212,825,085

BECTON, DICKINSON AND COMPANY
FORM 10-Q
For the quarterly period ended December 31, 2016

ITEM 1. FINANCIAL STATEMENTS
BECTON, DICKINSON AND COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
Millions of dollars

	December 31, 2016	September 30, 2016
	(Unaudited)
Assets
Current Assets:
Cash and equivalents	$919	$1,541
Short-term investments	18	27
Trade receivables, net	1,518	1,618
Current portion of net investment in sales-type leases	346	339
Inventories:
Materials	298	316
Work in process	275	274
Finished products	1,119	1,129
	1,692	1,719
Assets held for sale	50	642
Prepaid expenses and other	643	480
Total Current Assets	5,187	6,367
Property, Plant and Equipment	8,101	8,419
Less allowances for depreciation and amortization	4,273	4,518
Property, Plant and Equipment, Net	3,827	3,901
Goodwill	7,363	7,419
Customer Relationships, Net	2,965	3,022
Developed Technology, Net	2,580	2,655
Other Intangibles, Net	584	604
Capitalized Software, Net	68	70
Net Investment in Sales-Type Leases, Less Current Portion	816	796
Other Assets	927	753
Total Assets	$24,318	$25,586
Liabilities and Shareholders’ Equity
Current Liabilities:
Short-term debt	$1,974	$1,001
Payables and accrued expenses	2,596	3,210
Liabilities held for sale	—	189
Total Current Liabilities	4,570	4,400
Long-Term Debt	9,043	10,550
Long-Term Employee Benefit Obligations	1,323	1,319
Deferred Income Taxes and Other	1,798	1,684
Commitments and Contingencies (See Note 5)
Shareholders’ Equity
Common stock	333	333
Capital in excess of par value	4,713	4,693
Retained earnings	13,133	12,727
Deferred compensation	23	22
Common stock in treasury - at cost	(8,457)	(8,212)
Accumulated other comprehensive loss	(2,162)	(1,929)
Total Shareholders’ Equity	7,583	7,633
Total Liabilities and Shareholders’ Equity	$24,318	$25,586
Amounts may not add due to rounding.
See notes to condensed consolidated financial statements

BECTON, DICKINSON AND COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Millions of dollars, except per share data
(Unaudited)

	Three Months Ended December 31,
	2016	2015
Revenues	$2,922	$2,986
Cost of products sold	1,470	1,578
Selling and administrative expense	709	748
Research and development expense	182	187
Acquisitions and other restructurings	87	121
Other operating income (See Note 5)	(336)	—
Total Operating Costs and Expenses	2,111	2,635
Operating Income	811	352
Interest expense	(95)	(97)
Interest income	5	6
Other (expense) income, net	(29)	6
Income Before Income Taxes	692	266
Income tax provision	131	37
Net Income	562	229
Basic Earnings per Share	$2.64	$1.08
Diluted Earnings per Share	$2.58	$1.06
Dividends per Common Share	$0.73	$0.66
Amounts may not add due to rounding.
See notes to condensed consolidated financial statements

BECTON, DICKINSON AND COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Millions of dollars
(Unaudited)

	Three Months Ended December 31,
	2016	2015
Net Income	$562	$229
Other Comprehensive Income (Loss), Net of Tax
Foreign currency translation adjustments	(275)	(116)
Defined benefit pension and postretirement plans	15	12
Net unrealized losses on cash flow hedges, net of reclassifications	28	3
Other Comprehensive Loss, Net of Tax	(233)	(101)
Comprehensive Income	$329	$127
Amounts may not add due to rounding.
See notes to condensed consolidated financial statements

BECTON, DICKINSON AND COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Millions of dollars
(Unaudited)

	Three Months Ended December 31,
	2016	2015
Operating Activities
Net income	$562	$229
Adjustments to net income to derive net cash provided by operating activities:
Depreciation and amortization	262	289
Share-based compensation	61	76
Deferred income taxes	21	(29)
Change in operating assets and liabilities	(506)	(237)
Pension obligation	25	21
Excess tax benefits from payments under share-based compensation plans	27	—
Other, net	(136)	114
Net Cash Provided by Operating Activities	315	463
Investing Activities
Capital expenditures	(112)	(134)
Proceeds from sale of investments, net	16	14
Proceeds from divestitures, net	167	—
Other, net	(23)	(25)
Net Cash Provided by (Used for) Investing Activities	48	(145)
Financing Activities
Change in short-term debt	700	—
Proceeds from long-term debt	1,054	—
Payments of debt	(2,189)	—
Repurchase of common stock	(220)	—
Excess tax benefits from payments under share-based compensation plans	—	44
Dividends paid	(156)	(140)
Other, net	(144)	(49)
Net Cash Used for Financing Activities	(955)	(145)
Effect of exchange rate changes on cash and equivalents	(30)	(14)
Net (decrease) increase in cash and equivalents	(622)	158
Opening Cash and Equivalents	1,541	1,424
Closing Cash and Equivalents	$919	$1,583
Amounts may not add due to rounding.
See notes to condensed consolidated financial statements

BECTON, DICKINSON AND COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016
Note 1 – Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, in the opinion of the management of the Company, include all adjustments which are of a normal recurring nature, necessary for a fair presentation of the financial position and the results of operations and cash flows for the periods presented. However, the financial statements do not include all information and accompanying notes required for a presentation in accordance with U.S. generally accepted accounting principles. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s 2016 Annual Report on Form 10-K. Within the financial statements and tables presented, certain columns and rows may not add due to the use of rounded numbers for disclosure purposes. Percentages and earnings per share amounts presented are calculated from the underlying amounts. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year.

Note 2 – Accounting Changes
New Accounting Principles Adopted
On October 1, 2016, the Company prospectively adopted amended requirements issued by the Financial Accounting Standards Board ("FASB") relating to the timing of recognition and classification of share-based compensation award-related income tax effects. Upon the settlement of awards in the first quarter of fiscal year 2017, the Company recorded a tax benefit of $27 million to Income tax provision within its consolidated statement of income. The Company expects to record additional tax benefits throughout fiscal year 2017. These tax benefits were recorded within Capital in excess of par value on the Company's condensed consolidated balance sheet in the prior-year period. Because these excess tax benefits are no longer recorded in Capital in excess of par value, the current-year period adjustment for the dilutive impact of share equivalents from share-based plans, which is used in the Company's computation of diluted earnings per share, increased by approximately 1 million shares. Also per the amended guidance, the Company classified the $27 million of excess tax benefits on its condensed consolidated statement of cash flows within Net Cash Provided by Operating Activities, rather than Net Cash Used for Financing Activities, which included the excess tax benefits for the first quarter of fiscal year 2016. The amended guidance allows entities to account for award forfeitures as they occur; however, the Company has elected to continue its determination of compensation cost recognized in each period based upon an estimate of expected future forfeitures.
New Accounting Principles Not Yet Adopted

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

In May 2014, the FASB issued a new revenue recognition standard. Under this standard, revenue will be recognized upon the transfer of goods or services to customers and the amount of revenue recognized will reflect the consideration to which a reporting entity expects to be entitled in exchange for those goods or services. The Company intends to adopt the standard, as required, on October 1, 2018 and is currently in the process of completing the initial assessment of the impact that this new revenue recognition standard will have on its consolidated financial statements.

Note 3 – Accumulated Other Comprehensive Income (Loss)
The components and changes of Accumulated other comprehensive income (loss) for the three-month period ended December 31, 2016 were as follows:

(Millions of dollars)	Total	Foreign Currency Translation	Benefit Plans	Cash Flow Hedges
Balance at September 30, 2016	$(1,929)	$(1,011)	$(883)	$(35)
Other comprehensive (loss) income before reclassifications, net of taxes	(251)	(275)	—	24
Amounts reclassified into income, net of taxes	18	—	15	4
Balance at December 31, 2016	$(2,162)	$(1,287)	$(868)	$(7)
The amount recognized in other comprehensive income during the three-month period ended December 31, 2016 relating to cash flow hedges represented unrealized gains on forward starting interest rate swaps entered into in fiscal year 2016, which are further discussed in Note 12. The tax provision relating to these gains was $15 million for the three-month period ended December 31, 2016.
Reclassifications out of Accumulated other comprehensive income (loss) were as follows:

	Three Months Ended December 31,
(Millions of dollars)	2016	2015
Benefit Plans
Reclassification of losses into income	$22	$19
Associated tax benefits	(7)	(6)
Amounts reclassified into income, net of taxes (A)	$15	$12

Cash Flow Hedges
Reclassification of losses into income	$6	$4
Associated tax benefits	(2)	(2)
Amounts reclassified into income, net of taxes (B)	$4	$3

(A)
These reclassifications were not recorded into income in their entirety and were included in the computation of net periodic benefit plan costs. Additional details regarding the Company's benefit plans are provided in Note 8.

(B)	These reclassifications were recorded to Interest expense and Cost of products sold. Additional details regarding the Company's cash flow hedges are provided in Note 12.

Note 4 – Earnings per Share
The weighted average common shares used in the computations of basic and diluted earnings per share (shares in thousands) were as follows:

	Three Months Ended December 31,
	2016	2015
Average common shares outstanding	213,064	211,689
Dilutive share equivalents from share-based plans (A)	4,675	4,605
Average common and common equivalent shares outstanding – assuming dilution	217,739	216,294

(A)
The prior-period adjustment to calculate diluted share equivalents from share-based plans included excess tax benefits relating to share-based compensation awards. Upon the Company's adoption, as discussed in Note 2, of new accounting requirements relating to share-based compensation award-related income tax effects, the current-year period adjustment excluded these excess tax benefits.

Using proceeds received from the divestiture of the Respiratory Solutions business in the first quarter of fiscal year 2017, the Company repurchased approximately 1.3 million shares of its common stock under an accelerated share repurchase agreement. The repurchased shares were recorded as a $220 million increase to Common stock in treasury.

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
On September 19, 2013, a jury returned a verdict against BD with respect to RTI’s Lanham Act claim and claim for attempted monopolization based on deception in the safety syringe market. The jury awarded RTI $113.5 million for its attempted monopolization claim (which would be trebled under the antitrust statute). The jury’s verdict rejected RTI’s monopolization claims in the markets for safety syringes, conventional syringes and safety IV catheters; its attempted monopolization claims in the markets for conventional syringes and safety IV catheters; and its claims for contractual restraint of trade and exclusive dealing in the markets for safety syringes, conventional syringes and safety IV catheters. In connection with the verdict, the Company recorded a pre-tax charge of approximately $341 million in the fourth quarter of fiscal year 2013. With respect to RTI's requested injunction relief, in November 2014, the Court granted RTI’s request that BD be ordered to issue certain corrective statements regarding its advertising and enjoined from making certain advertising claims. The Court denied RTI’s request for injunctive relief relating to BD’s contracting practices and BD’s safety syringe advertising, finding that RTI failed to prove that BD’s contracting practices violated the antitrust laws or that BD’s safety syringe advertising is false. On January 14, 2015, the Court granted in part and denied in part BD’s motion for a stay of the injunction. The Court held that, pending appeal, BD would not be required to send the corrective advertising notices to end-user customers, but only to employees, distributors and Group Purchasing Organizations. On January 15, 2015, the Court entered its Final Judgment in the case ordering that RTI recovers $341 million for its attempted monopolization claim and $12 million for attorneys’ fees, and awarded pre and post-judgment interest and costs. On February 3, 2015, the Court of Appeals for the Fifth Circuit denied BD’s motion for a stay of the injunction pending the final appeal, and BD thereafter complied with the Court’s order. On April 23, 2015, the Court granted BD’s motion to eliminate the award of pre-judgment interest, and entered a new Final Judgment. BD thereafter appealed to the Court of Appeals challenging the entirety of the Final Judgment.  On December 2, 2016, the Court of Appeals issued an opinion reversing the judgment as to RTI’s attempted monopolization claim and rendered judgment on that claim in favor of BD.  As a result, the Company reversed $336 million of reserves associated with this judgment. The Court of Appeals affirmed the judgment for Lanham Act liability, and remanded the case to the district court to consider whether and if so how much profit should be disgorged by BD on that claim.  The Court of Appeals vacated and remanded the injunction ordered by the Court. On January 31, 2017, RTI filed a petition for a writ of certiorari with the U.S. Supreme Court.
On July 17, 2015, a class action complaint was filed against the Company in the U.S. District Court for the Southern District of Georgia. The plaintiffs, Glynn-Brunswick Hospital Authority, trading as Southeast Georgia Health System, and Southeast Georgia Health System, Inc., seek to represent a class of acute care purchasers of BD syringes and IV catheters. The complaint alleges that BD monopolized the markets for syringes and IV catheters through contracts, theft of technology, false advertising, acquisitions, and other conduct. The complaint seeks treble damages but does not specify the amount of alleged damages. The Company filed a motion to dismiss the complaint which was granted on January 29, 2016. On September 23, 2016, the court denied plaintiffs’ motion to alter or amend the judgment to allow plaintiffs to file an amended complaint, and plaintiffs appealed that decision to the Eleventh Circuit Court of Appeals. The plaintiffs thereafter voluntarily dismissed their appeal, and the Court of Appeals dismissed the case on November 21, 2016.
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
Note 6 – Segment Data
The Company's organizational structure is based upon two principal business segments: BD Medical (“Medical”) and BD Life Sciences (“Life Sciences”). These segments are strategic businesses that are managed separately because each one develops, manufactures and markets distinct products and services. The Company evaluates performance of its business segments and allocates resources to them primarily based upon operating income. Segment operating income represents revenues reduced by product costs and operating expenses. As more fully discussed in Note 9, the Company sold a 50.1% controlling financial interest in its Respiratory Solutions business, a component of the Medical segment, in October 2016. This transaction did not meet the criteria established for reporting discontinued operations and as such, the prior-year period included $208 million of revenues which did not occur in the current-year period.
Financial information for the Company’s segments was as follows:

	Three Months Ended December 31,
(Millions of dollars)	2016	2015
Revenues (A)
Medical	$1,964	$2,054
Life Sciences	958	933
Total Revenues	$2,922	$2,986
Income Before Income Taxes
Medical	$548	$465
Life Sciences	198	202
Total Segment Operating Income	747	667
Acquisitions and other restructurings	(87)	(121)
Net interest expense	(89)	(91)
Other unallocated items (B)	121	(189)
Income Before Income Taxes	$692	$266

(A)	Intersegment revenues are not material.

(B)
Primarily comprised of foreign exchange, corporate expenses, and share-based compensation expense. The amount for the three months ended December 31, 2016 also included a $336 million reversal of certain reserves related to an appellate court decision which, among other things, reversed an unfavorable antitrust judgment in the RTI case. Additional disclosures regarding this legal matter are provided Note 5.

Revenues by geographic areas were as follows:

	Three Months Ended December 31,
(Millions of dollars)	2016	2015
Revenues
United States	$1,630	$1,691
International	1,292	1,295
Total Revenues	$2,922	$2,986
Note 7 – Share-Based Compensation
The Company grants share-based awards under the 2004 Employee and Director Equity-Based Compensation Plan (the “2004 Plan”), which provides long-term incentive compensation to employees and directors. The Company believes that such awards align the interests of its employees and directors with those of its shareholders.
The fair values of stock appreciation rights granted during the annual share-based grants in November of 2016 and 2015, respectively, were estimated on the date of grant using a lattice-based binomial valuation model based on the following assumptions:

	2017	2016
Risk-free interest rate	2.33%	2.17%
Expected volatility	20.00%	19.00%
Expected dividend yield	1.71%	1.76%
Expected life	7.5 years	7.6 years
Fair value derived	$33.81	$27.69
The fair value of share-based payments is recognized as compensation expense in net income. For the three months ended December 31, 2016 and 2015, compensation expense charged to income was $61 million and $76 million, respectively.
The amount of unrecognized compensation expense for all non-vested share-based awards as of December 31, 2016 was approximately $293 million, which is expected to be recognized over a weighted-average remaining life of approximately 2.4 years.
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

Net pension and postretirement cost included the following components for the three months ended December 31:

	Pension Plans		Other Postretirement Benefits
(Millions of dollars)	2016	2015	2016	2015
Service cost	$24	$21	$1	$1
Interest cost	16	19	1	1
Expected return on plan assets	(30)	(29)	—	—
Amortization of prior service credit	(4)	(4)	(1)	(1)
Amortization of loss	25	20	—	—
Net pension and postretirement cost	$32	$28	$1	$1

The amounts provided above for amortization of prior service credit and amortization of loss represent the reclassifications of prior service credits and net actuarial losses that were recognized in Accumulated other comprehensive income (loss) in prior periods.

Postemployment benefit costs were $10 million for the three-months ended December 31, 2016 and 2015. Employee termination costs associated with the Company's restructuring activities are provided in Note 10.

Note 9 – Divestiture
Respiratory Solutions
On October 3, 2016, the Company sold a 50.1% controlling financial interest in its Respiratory Solutions business, a component of the Medical segment, to form a joint venture. The Company retained a 49.9% non-controlling interest in the new standalone entity. The buyer will control the operations and governance of the new entity. The Company will account for its remaining interest in the new entity as an equity method investment and will record its share of the new entity's earnings or losses, on a one-quarter lag beginning on January 1, 2017, to Other income (expense), net. The Company has agreed to various contract manufacturing and certain logistical and transition services agreements with the new entity for a period of up to two years after the sale. The historical financial results for the Respiratory Solutions business, which included approximately $208 million of revenues for the three months ended December 31, 2015, have not been classified as a discontinued operation.

Note 10 – Business Restructuring Charges
In connection with the Company's fiscal year 2015 acquisition of CareFusion and other portfolio rationalization initiatives, the Company incurred restructuring costs during the three months ended December 31, 2016, which were recorded as Acquisitions and other restructurings. Restructuring liability activity for the three months ended December 31, 2016 was as follows:

(Millions of dollars)	Employee Termination	Other	Total
Balance at September 30, 2016	$67	$2	$69
Charged to expense	9	26	35
Cash payments	(11)	(17)	(28)
Non-cash settlements	—	(4)	(4)
Other adjustments	—	(5)	(5)
Balance at December 31, 2016	$65	$2	$67

Note 11 – Intangible Assets
Intangible assets consisted of:

	December 31, 2016		September 30, 2016
(Millions of dollars)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets
Customer relationships	$3,360	$395	$3,360	$339
Developed technology	3,385	805	3,409	754
Product rights	115	41	125	43
Trademarks	405	50	405	45
Patents and other	351	261	349	254
Amortized intangible assets	$7,616	$1,553	$7,648	$1,435
Unamortized intangible assets
Acquired in-process research and development	$64		$66
Trademarks	2		2
Unamortized intangible assets	$66		$68

Intangible amortization expense for the three months ended December 31, 2016 and 2015 was $137 million and $152 million, respectively.

The following is a reconciliation of goodwill by business segment:

(Millions of dollars)	Medical	Life Sciences	Total
Goodwill as of September 30, 2016	$6,688	$731	$7,419
Divestiture (A)	(25)	—	(25)
Currency translation	(25)	(7)	(32)
Goodwill as of December 31, 2016	$6,639	$724	$7,363

(A)	Represents goodwill derecognized upon the Company's sale of a 50.1% controlling financial interest in the Respiratory Solutions business, as further discussed in Note 9.

Note 12 – Derivative Instruments and Hedging Activities
The Company uses derivative instruments to mitigate certain exposures. The effects these derivative instruments and hedged items have on financial position, financial performance, and cash flows are provided below.
Foreign Currency Risks and Related Strategies
The Company has foreign currency exposures throughout Europe, Greater Asia, Canada and Latin America. Transactional currency exposures that arise from entering into transactions, generally on an intercompany basis, in non-hyperinflationary countries that are denominated in currencies other than the functional currency are mitigated primarily through the use of forward contracts and currency options. Hedges of the transactional foreign exchange exposures resulting primarily from intercompany payables and receivables are undesignated hedges. As such, the gains or losses on these instruments are recognized immediately in income. The offset of these gains or losses against the gains and losses on the underlying hedged items, as well as the hedging costs associated with the derivative instruments, is recognized in Other income (expense), net. The total notional amounts of the Company’s outstanding foreign exchange contracts as of December 31, 2016 and September 30, 2016 were $1.3 billion and $2.3 billion, respectively.

In order to mitigate foreign currency exposure relating to its investments in certain foreign subsidiaries, the Company has designated $1.1 billion of euro-denominated debt, issued in December 2016, as net investment hedges. Accordingly, net gains or losses relating to this debt, which are attributable to changes in the euro to U.S. dollar spot exchange rate, are recorded as accumulated foreign currency translation in Other comprehensive income (loss). Recognition of hedge ineffectiveness into earnings will occur if the notional amount of the euro-denominated debt no longer matches the portion of the net investments in foreign subsidiaries which underlie the hedges. The Company's balance of Accumulated other comprehensive income (loss) as of December 31, 2016 included a gain relating to these net investment hedges of $23 million. Additional disclosures regarding the Company's issuance of the euro-denominated debt in December 2016 are provided in Note 14.
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
The total notional value of the Company's outstanding forward starting interest rate swaps designated as cash flow hedges was $500 million at December 31, 2016 and September 30, 2016. The Company entered into these contracts in March and April 2016 to mitigate its exposure to interest rate risk.

The total notional amount of the Company’s outstanding interest rate swaps designated as fair value hedges was $375 million at December 31, 2016 and September 30, 2016. The outstanding swaps represent fixed-to-floating interest rate swap agreements the Company entered into to convert the interest payments on $375 million of the Company’s 3.125% notes due 2021 from the fixed rate to a floating interest rate based on LIBOR. Changes in the fair value of the interest rate swaps offset changes in the fair value of the fixed rate debt. The gains (losses) recorded on these fair value hedges, which were offset by losses (gains) recorded to the underlying debt instruments, are provided below.

	Three Months Ended December 31,
(Millions of dollars)	2016	2015
(Losses) gains on fair value hedges	$(14)	$13
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

(Millions of dollars)	December 31, 2016	September 30, 2016
Asset derivatives-designated for hedge accounting
Interest rate swaps	$30	$23
Asset derivatives-undesignated for hedge accounting
Forward exchange contracts	8	3
Total asset derivatives (A)	$38	$25
Liability derivatives-designated for hedge accounting
Interest rate swaps	—	18
Liability derivatives-undesignated for hedge accounting
Forward exchange contracts	15	13
Total liability derivatives (B)	$15	$31

(A)	All asset derivatives are included in Prepaid expenses and other.

(B)	All liability derivatives are included in Payables and accrued expenses.

Effects on Consolidated Statements of Income
Cash flow hedges
The amount recognized in other comprehensive income during the three-month period ended December 31, 2016 related to the previously discussed forward starting interest rate swaps entered into in fiscal year 2016.

	Three Months Ended December 31,
(Millions of dollars)	2016	2015
After-tax gains relating to cash flow hedges recognized in other comprehensive income (loss)	$24	$—
The Company’s derivative instruments designated as cash flow hedges are highly effective. As such, there are no gains or losses, related to hedge ineffectiveness or amounts excluded from hedge effectiveness testing, recognized immediately in income relative to cash flow hedges outstanding in the periods presented.

Undesignated hedges
The location and amount of gains and losses recognized in income on derivatives not designated for hedge accounting were as follows:

	Location of (Loss) Gain Recognized in Income on Derivatives	Amount of (Loss) Gain Recognized in Income on Derivatives
Derivatives Not Designated as Hedging Instruments		Three Months Ended December 31,
(Millions of dollars)		2016	2015
Forward exchange contracts (A)	Other income (expense), net	$(22)	$11

(A)
The gains and losses on forward contracts and currency options utilized to hedge the intercompany transactional foreign exchange exposures are largely offset by gains and losses on the underlying hedged items in Other income (expense), net.

Note 13 – Financial Instruments and Fair Value Measurements
The fair values of financial instruments, including those not recognized on the statement of financial position at fair value, carried at December 31, 2016 and September 30, 2016 are classified in accordance with the fair value hierarchy in the following tables:

		Basis of Fair Value Measurement
(Millions of dollars)	December 31, 2016 Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Institutional money market investments	$82	$82	$—	$—
Interest rate swaps	30	—	30	—
Forward exchange contracts	8	—	8	—
Total Assets	$120	$82	$38	$—
Liabilities
Forward exchange contracts	$15	$—	$15	$—
Contingent consideration liabilities	50	—	—	50
Total Liabilities	$65	$—	$15	$50

		Basis of Fair Value Measurement
(Millions of dollars)	September 30, 2016 Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Institutional money market investments	$224	$224	$—	$—
Interest rate swaps	23	—	23	—
Forward exchange contracts	3	—	3	—
Total Assets	$249	$224	$25	$—
Liabilities
Forward exchange contracts	$13	$—	$13	$—
Interest rate swaps	18	—	18	—
Contingent consideration liabilities	54	—	—	54
Total Liabilities	$86	$—	$31	$54
The Company’s institutional money market accounts permit daily redemption and the fair values of these investments are based upon the quoted prices in active markets provided by the holding financial institutions. The Company’s remaining cash equivalents were $838 million and $1.317 billion at December 31, 2016 and September 30, 2016, respectively. Short-term investments are held to their maturities and are carried at cost, which approximates fair value. The cash equivalents consist of liquid investments with a maturity of three months or less and the short-term investments consist of instruments with maturities greater than three months and less than one year.
The Company measures the fair value of forward exchange contracts and interest rate swaps based upon the present value of expected future cash flows using market-based observable inputs including credit risk, interest rate yield curves, foreign currency spot prices and forward prices.
Long-term debt is recorded at amortized cost. The fair value of long-term debt is measured based upon quoted prices in active markets for similar instruments, which are considered Level 2 inputs in the fair value hierarchy. The fair value of long-term debt was $9.4 billion and $11.3 billion at December 31, 2016 and September 30, 2016, respectively. The fair value of the current portion of long-term debt was $1.1 billion and $798 million at December 31, 2016 and September 30, 2016, respectively.
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
The Company’s policy is to recognize any transfers into fair value measurement hierarchy levels and transfers out of levels at the beginning of each reporting period. There were no transfers in and out of Level 1, Level 2 or Level 3 measurements for the three months ended December 31, 2016 and 2015.

Note 14 – Debt

In December 2016, the Company issued euro-denominated debt consisting of 500 million euros ($531 million) of 1.000% notes due December 15, 2022 and 500 million euros ($531 million) of 1.900% notes due December 15, 2026. The Company used the net proceeds from this long-term debt offering, together with other sources of liquidity, to fund the Company's repurchase of certain of its long-term senior notes outstanding. Under this cash tender offer, the Company repurchased the following aggregate principal amounts of its long-term debt at an aggregate market price of $1.764 billion:

Interest Rate and Maturity	Aggregate Principal Amount (Millions of dollars)
1.450% Notes due May 15, 2017	$226
1.800% Notes due December 15, 2017	250
5.000% Notes due May 15, 2019	153
6.375% Notes due August 1, 2019	338
2.675% Notes due December 15, 2019	125
3.875% Notes due May 15, 2024	221
3.734% Notes due December 15, 2024	375
Total notes purchased	$1,689

The carrying value of these long-term notes was $1.727 billion, and the Company recognized a loss on this debt extinguishment of $42 million, which was recorded in December 2016 as Other income (expense), net, on the Company’s condensed consolidated statements of income.

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
Overview of Financial Results and Financial Condition
For the three months ended December 31, 2016, worldwide revenues of $2.922 billion decreased 2.1% from the prior-year period. The decrease in revenue reflected the unfavorable impact from divestitures, primarily the Respiratory Solutions business divestiture, of approximately 7%. Revenues in the first quarter of fiscal year 2017 also reflected volume growth for our continuing businesses of approximately 6% and an unfavorable foreign currency translation impact of approximately 1%. Pricing did not materially impact first quarter revenues. Additional disclosures regarding our divestiture of the Respiratory Solutions business are provided in Note 9 in the Notes to Condensed Consolidated Financial Statements. Volume growth in the first quarter of fiscal year 2017 reflected the following:

•
Medical segment volume growth in the first quarter reflected earlier than anticipated timing of capital placements by the Medication Management Solutions unit and order placements for the Pharmaceutical Systems unit. Medical segment volume growth in the first quarter additionally reflected the Medication and Procedural Solutions unit's sales of flush and infection prevention products, the Pharmaceutical Systems unit's sales of self-injections systems, as well as the Diabetes Care unit’s sales of pen needles.

•
Life Sciences segment volume growth in the first quarter primarily reflected the Preanalytical Systems unit's sales of safety-engineered products in emerging markets, the Diagnostic Systems unit's sales of certain platforms, and the Biosciences unit's sales of its advanced bioprocessing platform and research instruments. Life Sciences segment volume growth in the first quarter was partially offset by an unfavorable comparison of the current period's international revenues in the Biosciences unit to the prior-year period.

•
Worldwide sales of safety-engineered products reflected growth that was attributable to both segments. First quarter sales in the United States of safety-engineered devices of $454 million increased 1.6% and first quarter international sales of safety-engineered devices of $308 million grew 6.3% over the prior year’s period, inclusive of an estimated 1.3% unfavorable impact due to foreign currency translation.

We continue to invest in research and development, geographic expansion, and new product promotions to drive further revenue and profit growth. Our ability to sustain our long-term growth will depend on a number of factors, including our ability to expand our core business (including geographical expansion), develop innovative new products, and continue to improve operating efficiency and organizational effectiveness. While the economic environment for the healthcare industry has generally stabilized, pricing pressures continue for some of our products. Healthcare utilization has stabilized and slightly improved in the United States; however, any destabilization in the future could adversely impact our U.S. businesses. Additionally, macroeconomic challenges in Europe continue to constrain healthcare utilization, although we currently view the environment as stable. In emerging markets, the Company’s growth is dependent primarily on government funding for healthcare systems.
Our financial position remains strong, with cash flows from operating activities totaling $315 million in the first three months of fiscal year 2017. At December 31, 2016, we had $0.9 billion in cash and equivalents and short-term investments. We continued to return value to our shareholders in the form of dividends. During the first three months of fiscal year 2017, we paid cash dividends of $156 million. We also repurchased approximately $220 million of our common stock under an accelerated share repurchase agreement during the first three months of fiscal year 2017. Additional disclosures regarding this share repurchase agreement are provided in Note 4 in the Notes to Condensed Consolidated Financial Statements.

Each reporting period, we face currency exposure that arises from translating the results of our worldwide operations to the U.S. dollar at exchange rates that fluctuate from the beginning of such period. The ongoing relative strength of the U.S. dollar resulted in an unfavorable foreign currency translation impact to our revenue and earnings growth during the first quarter of fiscal year 2017. We evaluate our results of operations on both a reported and a foreign currency-neutral basis, which excludes the impact of fluctuations in foreign currency exchange rates. As exchange rates are an important factor in understanding period-to-period comparisons, we believe the presentation of results on a foreign currency-neutral basis in addition to reported results helps improve investors’ ability to understand our operating results and evaluate our performance in comparison to prior periods. Foreign currency-neutral ("FXN") information compares results between periods as if exchange rates had remained constant period-over-period. We use results on a foreign currency-neutral basis as one measure to evaluate our performance. We calculate foreign currency-neutral percentages by converting our current-period local currency financial results using the prior-period foreign currency exchange rates and comparing these adjusted amounts to our current-period results. These results should be considered in addition to, not as a substitute for, results reported in accordance with U.S. generally accepted accounting principles ("GAAP"). Results on a foreign currency-neutral basis, as we present them, may not be comparable to similarly titled measures used by other companies and are not measures of performance presented in accordance with U.S. GAAP.
Results of Operations
Medical Segment
The following summarizes first quarter Medical revenues by organizational unit, as well as first quarter Medical sales of safety-engineered products:

	Three months ended December 31,
(Millions of dollars)	2016	2015	Total Change (B)	Estimated FX Impact	FXN Change (B)
Medication and Procedural Solutions	$869	$848	2.4%	(1.0)%	3.4%
Medication Management Solutions (A)	601	545	10.2%	(0.8)%	11.0%
Diabetes Care	267	256	4.6%	0.1%	4.5%
Pharmaceutical Systems	227	197	15.6%	0.1%	15.5%
Respiratory Solutions (A)	—	208	NM	—%	NM
Total Medical Revenues	$1,964	$2,054	(4.4)%	(0.6)%	(3.8)%

Medical segment safety-engineered products	$483	$467	3.4%	(0.3)%	3.7%

(A)
The presentation of prior-period amounts has been revised to conform with the presentation of current-period amounts, which does not separately present an immaterial adjustment for the amortization of a deferred revenue balance write-down relating to the CareFusion acquisition.

(B)"NM" denotes that the percentage is not meaningful.

The decrease in total Medical segment revenues in the first quarter of 2017 compared with the prior-year period reflected the divestiture of the Respiratory Solutions business, as previously discussed. Medical segment revenue growth in the first quarter was favorably impacted by placements of both dispensing and infusion capital by the Medication Management Solutions unit, a portion of which occurred earlier than anticipated in the current fiscal year. Earlier than anticipated order placements in Europe for the Pharmaceutical Systems unit also favorably impacted Medical segment revenue growth in the first quarter of 2017. Medical segment revenues in the current-year period additionally reflected the Medication and Procedural Solutions unit's sales of flush and infection prevention products as well as the Pharmaceutical Systems unit's sales of self-injections systems. Medical segment revenues in the first quarter of 2017 also reflected the Diabetes Care unit’s sales of pen needles, which were favorably impacted by the timing of U.S. customer orders.

Medical segment operating income for the first quarter was as follows:

	Three months ended December 31,
(Millions of dollars)	2016	2015
Medical segment operating income	$548	$465

Segment operating income as % of Medical revenues	27.9%	22.6%

The Medical segment's operating income is driven by its performance with respect to gross profit margin and operating expenses. Gross profit margin was higher in the first quarter of 2017 as compared with the first quarter of 2016 primarily due to the divestiture of the Respiratory Solutions business, which had products with lower gross profit margins. Gross profit margin also reflected lower manufacturing costs resulting from continuous improvement projects which enhanced the efficiency of our operations, partially offset by higher raw material costs. Selling and administrative expense as a percentage of revenues for the first quarter of fiscal year 2017 was lower as a result of the divestiture of the Respiratory Solutions business as this business generally had a lower operating margin. Selling administrative expense as a percentage of revenues in the current-year period additionally benefited from the suspension of the medical device excise tax imposed under the U.S. Patient Protection Affordable Care Act. Research and development expense as a percentage of revenues was relatively flat in the first quarter of 2017 as compared with the first quarter of 2016.
Life Sciences Segment
The following summarizes first quarter Life Sciences revenues by organizational unit, as well as first quarter Life Sciences sales of safety-engineered products:

	Three months ended December 31,
(Millions of dollars)	2016	2015	Total Change	Estimated FX Impact	FXN Change
Preanalytical Systems	$355	$344	3.3%	(0.9)%	4.2%
Diagnostic Systems	334	313	6.4%	—%	6.4%
Biosciences	270	276	(2.2)%	(0.5)%	(1.7)%
Total Life Sciences Revenues	$958	$933	2.7%	(0.5)%	3.2%

Life Sciences segment safety-engineered products	$280	$270	3.5%	(0.9)%	4.4%

Life Sciences segment revenues in the first quarter were aided by the Diagnostics Systems unit, which experienced an earlier start to the current year’s influenza season compared to prior year, as well as growth relating to the BD KiestraTM and BD MAXTM platforms.  The segment’s first quarter revenue growth also reflected sales of the Preanalytical Systems safety-engineered products, primarily in emerging markets.  Lastly, within the Biosciences unit, an unfavorable comparison of the current period's international revenues to the prior-year period was partially offset by U.S. sales of its advanced bioprocessing platform and research instruments and reagents.
Life Sciences segment operating income for the first quarter was as follows:

	Three months ended December 31,
(Millions of dollars)	2016	2015
Life Sciences segment operating income	$198	$202

Segment operating income as % of Life Sciences revenues	20.7%	21.6%
The Life Sciences segment's operating income is driven by its performance with respect to gross profit margin and operating expenses. Gross profit margin in the first quarter of fiscal year 2017 was lower compared with the first quarter of 2016 primarily due to unfavorable foreign currency translation and higher unfavorable manufacturing variances, partially offset by lower manufacturing costs resulting from continuous improvement projects which enhanced the efficiency of our operations. Selling and administrative expense as a percentage of revenues in the first quarter of 2017 was slightly higher compared to the prior-year period reflecting higher shipping costs which were partially offset by the suspension of the medical device excise tax.

Research and development expense as a percentage of revenues was relatively flat in the first quarter of 2017 as compared with the first quarter of 2016.
Geographic Revenues
BD’s worldwide first quarter revenues by geography were as follows:

	Three months ended December 31,
(Millions of dollars)	2016	2015	Total Change	Estimated FX Impact	FXN Change
United States	$1,630	$1,691	(3.6)%	—	(3.6)%
International	1,292	1,295	(0.2)%	(1.3)%	1.1%
Total Revenues	$2,922	$2,986	(2.1)%	(0.5)%	(1.6)%
The Medical segment's U.S. revenues in the first quarter reflected the divestiture of the Respiratory Solutions business, as previously discussed. This impact was partially offset by sales in the Medication Management Solutions unit, which benefited from the favorable timing of capital placements, and in the Diabetes Care unit, which benefited from the favorable timing of customer orders. The Medical segment's U.S. revenues in the first quarter were also aided by revenue growth from the Medication and Procedural Solutions unit's infusion disposable products. U.S. Life Sciences revenue growth in the first quarter of fiscal year 2017 was driven by the Diagnostic Systems unit's higher influenza-related sales as well as sales for the microbiology platform. U.S. Life Sciences segment's revenue growth also reflected the favorable timing of customer orders relative to the advanced bioprocessing platform and sales of research instruments and reagents in the Biosciences unit. The Life Sciences segment's U.S. revenues were unfavorably impacted by limited availability of a product line in the Preanalytical Systems unit.
The Medical segment's international first quarter revenues also reflected the divestiture of the Respiratory Solutions business, partially offset by the favorable timing of customer orders in the Pharmaceutical Systems unit, as previously discussed. International Medical segment revenue growth was aided by the Medication and Procedural Solutions unit's sales of infusion disposable and infection prevention products and the Medication Management Solutions unit's capital placements. The Life Sciences segment's first quarter international revenue growth was aided by the Preanalytical Systems unit's sales of safety-engineered products in emerging markets. International Life Sciences revenue growth in the current-year period was also aided by the Diagnostic Systems unit's sales in Latin America and Asia Pacific as well as higher influenza-related sales, but were offset by an unfavorable comparison of the current period's Biosciences unit's revenues to the prior-year period, as previously discussed.
Emerging market revenues for the first quarter were $456 million, compared with $465 million in the prior year’s quarter, which included approximately $30 million of revenues associated with divested businesses, primarily the Respiratory Solutions business. Emerging market revenues in the current-year period also included an estimated $14 million unfavorable impact due to foreign currency translation. First quarter revenue growth in emerging markets was driven by sales in China and Latin America, which were partially offset by declines in the Middle East and Africa.
Specified Items
Reflected in the financial results for the first quarters of fiscal years 2017 and 2016 were the following specified items:

	Three months ended December 31,
(Millions of dollars)	2016	2015
Integration costs (A)	46	35
Restructuring costs (A)	35	85
Transaction costs (A)	6	—
Purchase accounting adjustments (B)	126	153
Litigation-related item (C)	(336)	—
Loss on debt extinguishment (D)	42	—
Total specified items	(81)	274
Tax impact of specified items	(27)	79
After-tax impact of specified items	$(54)	$195

(A)
Represents integration, restructuring and transaction costs substantially associated with our fiscal year 2015 acquisition of CareFusion and other portfolio rationalization initiatives. The integration, restructuring and transaction costs were recorded in Acquisitions and other restructurings.

(B)	Primarily represents non-cash amortization expense associated with acquisition-related identifiable intangible assets. BD’s amortization expense is primarily recorded in Costs of products sold.

(C)	Represents the reversal of certain reserves related to an appellate court decision recorded in Other operating income, as further discussed below.

(D)	Represents a loss recognized in Other (expense) income, net upon our extinguishment of certain long-term senior notes, as further discussed below
Gross Profit Margin
Gross profit margin for the first quarter of fiscal year 2017 compared with the prior-year period in 2016 reflected the following impacts:

Three-month period
December 31, 2015 gross profit margin %	47.1%
Operating performance	1.7%
Impact of divestitures	0.8%
Foreign currency translation	0.1%
December 31, 2016 gross profit margin %	49.7%
Operating performance in the current-year period reflected lower manufacturing costs resulting from the continuous operations improvement projects discussed above, partially offset by higher raw material costs. Gross profit margin for the first quarter of fiscal year 2017 was favorably impacted by businesses divestitures, primarily the divestiture of the Respiratory Solutions business, which as previously discussed, had products with lower gross profit margins.
Operating Expenses
A summary of operating expenses for the first quarters of fiscal years 2017 and 2016 is as follows:

	Three months ended December 31,		Increase (decrease) in basis points
	2016	2015
(Millions of dollars)
Selling and administrative expense	$709	$748
% of revenues	24.3%	25.1%	(80)

Research and development expense	$182	$187
% of revenues	6.2%	6.3%	(10)

Acquisitions and other restructurings	$87	$121

Other operating income	$(336)	$—
Selling and administrative expense
Selling and administrative expense as a percentage of revenues in the current year’s three-month period reflected the divestiture of the Respiratory Solutions business, as this business generally had a lower operating margin, as well as the benefit from the suspension of the medical device excise tax, as previously discussed.
Research and development expense
Research and development expense as a percentage of revenues in the three-month period of fiscal year 2017 was relatively flat compared with the prior-year period in 2016 reflecting ongoing investment in new products and platforms.
Acquisitions and other restructurings
Costs relating to acquisitions and other restructurings in the three-month periods represented integration, restructuring and transaction costs substantially associated with our fiscal year 2015 acquisition of CareFusion and other portfolio rationalization initiatives. For further disclosures regarding the restructuring costs, refer to Note 10 in the Notes to Condensed Consolidated Financial Statements.
Other operating (income) expense, net
Other operating income in the current-year period represented the $336 million reversal of certain reserves related to an appellate court decision which, among other things, reversed an unfavorable antitrust judgment in the Retractable Technologies, Inc. case. Additional disclosures regarding this legal matter are provided Note 5 in the Notes to Condensed Consolidated Financial Statements.
Nonoperating Income
Net interest expense
The components for the first quarters of fiscal years 2017 and 2016 were as follows:

	Three months ended December 31,
(Millions of dollars)	2016	2015
Interest expense	$(95)	$(97)
Interest income	5	6
Net interest expense	$(89)	$(91)
The decrease in interest expense for the three-month period of fiscal year 2017 compared with the prior year's period primarily reflected lower levels of debt as certain senior notes matured in June and November 2016 and we repurchased certain senior notes in December 2016. Additional disclosures regarding this debt repurchase are provided in Note 14 in the Notes to Condensed Consolidated Financial Statements. The decrease in interest income for the three-month period of fiscal year 2017 compared with the prior year’s period primarily reflected lower investment gains on assets related to our deferred compensation plans. The offsetting movement in the deferred compensation plan liability was recorded in Selling and administrative expense.
Other (expense) income, net
The components for the first quarters of fiscal years 2017 and 2016 were as follows:

	Three months ended December 31,
(Millions of dollars)	2016	2015
Loss on debt extinguishment	$(42)	$—
Transition service agreement income, net	14	—
Losses on undesignated foreign exchange derivatives, net	(4)	—
Other	2	6
Other (expense) income, net	$(29)	$6
As discussed above, we repurchased certain senior notes in December 2016 and recognized a loss on this extinguishment of debt. The transition service agreement income relates to our divestiture of the Respiratory Solutions business which is further discussed in Note 9 in the Notes to Condensed Consolidated Financial Statements.
Income Taxes
The income tax rates for the first quarters of fiscal years 2017 and 2016 are provided below.

	Three months ended December 31,
	2016	2015
Effective income tax rate	18.9%	14.0%

(Unfavorable) favorable impact, in basis points, from specified items	(190)	750
The increase in the current-year period's effective income tax rate is due to BD's geographical mix of income and the unfavorable tax impact from specified items, which included the reversal of certain reserves related to an appellate court decision, as previously discussed. The unfavorable impact on specified items in the current-year period was partially offset by a $27 million tax benefit recognized upon the settlement of share-based compensation awards during the first quarter of fiscal year 2017, in connection with BD's adoption of new accounting requirements relating to share-based compensation award-related income tax effects. Additional disclosures regarding this adoption are provided in Note 2 in the Notes to Condensed Consolidated Financial Statements.
Net Income and Diluted Earnings per Share
Net Income and Diluted Earnings per Share for the first quarters of fiscal years 2017 and 2016 were as follows:

	Three months ended December 31,
	2016	2015
Net Income (Millions of dollars)	$562	$229
Diluted Earnings per Share	$2.58	$1.06

Favorable (unfavorable) impact-specified items	$0.25	$(0.90)
Unfavorable impact-foreign currency translation	$(0.01)	$(0.26)
Liquidity and Capital Resources
The following table summarizes our condensed consolidated statement of cash flows:

	Three months ended December 31,
(Millions of dollars)	2016	2015
Net cash provided by (used for)
Operating activities	$315	$463
Investing activities	$48	$(145)
Financing activities	$(955)	$(145)
Net Cash Flows from Operating Activities
Cash generated from operations, along with available cash and cash equivalents, is expected to be sufficient to fund our normal operating needs for the remainder of fiscal year 2017. Normal operating needs in fiscal year 2017 include working capital, capital expenditures, and cash dividends. The change in net cash provided by operating activities was primarily attributable to net income, as adjusted for depreciation and amortization and other non-cash items. The current period change in operating assets and liabilities was a net use of cash and primarily reflected higher levels of prepaid expenses and lower levels of accounts payable and accrued expenses. The current-year period also reflected the loss recorded upon our extinguishment of certain long-term notes in December 2016, which is included within Other, net.
Net Cash Flows from Investing Activities
Our investments in capital expenditures are focused on projects that enhance our cost structure and manufacturing capabilities, and support our strategy of geographic expansion with select investments in growing markets. Capital expenditure-related cash outflows of $112 million in the first three months of fiscal year 2017, compared with $134 million in the prior-year period, were offset by cash inflows in the current-year period of $167 million from business divestitures.
Net Cash Flows from Financing Activities
Net cash used for financing activities in the first three months of fiscal year 2017 included cash inflows relating to the issuance of euro-denominated notes in December 2016 and our borrowings during the quarter under our commercial paper program of $1,054 million and $700 million, respectively. Net cash used for financing activities during the first three months of fiscal year 2017 also reflected $2,189 million of cash outflows associated with our repurchase of certain long-term notes in December 2016 and our repayment of 1.75% notes due on November 8, 2016. Additional disclosures regarding our issuance and repurchase of debt during the first quarter of fiscal year 2017 are provided in Note 14 in the Notes to Condensed Consolidated Financial Statements. Net cash used for financing activities in the first three months of fiscal year 2017 also reflected our repurchase of $220 million of common stock under an accelerated share repurchase agreement, as previously discussed.

Certain measures relating to our total debt were as follows:

(Millions of dollars)	December 31, 2016	September 30, 2016
Total debt	$11,017	$11,551

Short-term debt as a percentage of total debt	17.9%	8.7%
Weighted average cost of total debt	3.3%	3.6%
Total debt as a percentage of total capital*	55.8%	57.2%
*    Represents shareholders’ equity, net non-current deferred income tax liabilities, and debt.

The ratio of short-term debt as a percentage of total debt at September 30, 2016 increased as a result of a $700 million net increase in borrowings under our commercial paper program, our repurchase of certain long-term debt, as previously discussed, and the reclassification, from long-term debt to short-term debt, of notes due in December 2017. These impacts to the ratio of short-term debt as a percentage of total debt were partially offset by the repayment of $500 million of notes due in November 2016 and our issuance of euro-denominated senior notes, also as previously discussed.
Cash and Short-term Investments
At December 31, 2016, total worldwide cash and short-term investments were approximately $0.9 billion, of which $0.7 billion was held in jurisdictions outside of the United States. We regularly review the amount of cash and short-term investments held outside the United States and currently intend to use such amounts to fund our international operations and their growth initiatives. In addition, if these amounts were repatriated from foreign jurisdictions to the United States, there could be adverse tax consequences.
Credit Facilities

We have in place a commercial paper borrowing program which allows us to issue a maximum of $1.5 billion in notes and which is available to meet our short-term financing needs, including working capital requirements. Borrowings outstanding under this program were $900 million at December 31, 2016, which reflected a net increase of $700 million from our outstanding balance of commercial paper borrowing at September 30, 2016, as previously discussed.
We also have in place a $1.5 billion syndicated credit facility which provides backup support for our commercial paper program and can also be used for other general corporate purposes. There were no borrowings outstanding under this credit facility at December 31, 2016. During the first quarter of fiscal year 2017, we extended the expiration date of this credit facility to January 2022 from the original expiration date of January 2021. We may issue up to $100 million in letters of credit under this facility and it also includes a provision that enables BD, subject to additional commitments made by the lenders, to access up to an additional $500 million in financing through the facility for a maximum aggregate commitment of $2 billion. The credit facility includes a single financial covenant that requires BD to maintain an interest expense coverage ratio of not less than 5-to-1 for the most recent four consecutive fiscal quarters. We were in compliance with this covenant as of December 31, 2016. We also have informal lines of credit outside the United States.
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
Cautionary Statement Regarding Forward-Looking Statements

BD and its representatives may from time to time make certain forward-looking statements in publicly released materials, both written and oral, including statements contained in filings with the Securities and Exchange Commission, press releases, and our reports to shareholders. Forward-looking statements may be identified by the use of words such as “plan,” “expect,” “believe,” “intend,” “will,”, “may”, “anticipate,” “estimate” and other words of similar meaning in conjunction with, among other things, discussions of future operations and financial performance (including volume growth, sales and earnings per share growth, and changes in cash flows) and statements regarding our strategy for growth, future product development, regulatory approvals, competitive position and expenditures. All statements that address our future operating performance or events or developments that we expect or anticipate will occur in the future are forward-looking statements.

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
The following are some important factors that could cause our actual results to differ from our expectations in any forward-looking statements. For further discussion of certain of these factors, see Item 1A. Risk Factors in our 2016 Annual Report on Form 10-K.

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

•	The adverse financial impact resulting from unfavorable changes in foreign currency exchange rates.

•	Regional, national and foreign economic factors, including inflation, deflation, and fluctuations in interest rates, and their potential effect on our operating performance.

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

•
The impact of the Patient Protection and Affordable Care Act (the "PPACA") in the United States, which implemented an excise tax on U.S. sales of certain medical devices (which has been suspended until January 1, 2018), and which could result in reduced demand for our products, increased pricing pressures or otherwise adversely affect our business.

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

•
The impact of changes in U.S. federal laws and policy adopted under the new administration and Congress, including the effect that such changes will have on fiscal and tax policies, the potential repeal of all or portions of the PPACA, and international trade agreements and policies.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in information reported since the end of the fiscal year ended September 30, 2016.
Item 4.    Controls and Procedures
An evaluation was carried out by BD’s management, with the participation of BD’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of BD’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of December 31, 2016. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were, as of the end of the period covered by this report, effective and designed to ensure that material information relating to BD and its consolidated subsidiaries would be made known to them by others within these entities. There were no changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2016 identified in connection with the above-referenced evaluation that have materially affected, or are reasonably likely to materially affect, BD’s internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1.    Legal Proceedings
We are involved, both as a plaintiff and a defendant, in various legal proceedings which arise in the ordinary course of business, including product liability and environmental matters as set forth in our 2016 Annual Report on Form 10-K and in Note 5 of the Notes to Condensed Consolidated Financial Statements in this report. Since September 30, 2016, there have been no material developments with respect to the legal proceedings in which we are involved, except as provided below.

Antitrust and False Advertising Action
On December 2, 2016, the Court of Appeals issued an opinion reversing the district court judgment as to RTI’s attempted monopolization claim and rendered judgment on that claim in favor of BD. The Court of Appeals affirmed the district court judgment for Lanham Act liability, and remanded the case to the district court to consider whether and if so how much profit should be disgorged by BD on that claim. The Court of Appeals vacated and remanded the injunction ordered by the Court. On January 31, 2017, RTI filed a petition for a writ of certiorari with the U.S. Supreme Court.
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

Item 1A.    Risk Factors
There were no material changes in the risk factors previously disclosed in Part I, Item 1A, of our 2016 Annual Report on Form 10-K during the period covered by this report.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
The table below sets forth certain information regarding our purchases of common stock of BD during the quarter ended December 31, 2016.
Issuer Purchases of Equity Securities

For the three months ended December 31, 2016	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (3)
October 1 – 31, 2016	993,733	$177.11	993,733	8,153,327
November 1 – 30, 2016	297,877	149.03	295,585	7,857,742
December 1 – 31, 2016	—	—	—	7,857,742
Total	1,291,610	$170.63	1,289,318	7,857,742

(1)
Includes 2,292 shares purchased during the quarter in open market transactions by the trust relating to BD’s Deferred Compensation and Retirement Benefit Restoration Plan and 1996 Directors’ Deferral Plan.

(2)	The total average price paid per share reflects the volume weighted average price of BD's shares over the term of an accelerated share repurchase agreement ("ASR").

(3)
Represents shares purchased under the ASR noted above. The repurchases were made pursuant to the repurchase program authorized by the Board of Directors on September 24, 2013 for 10 million shares, for which there is no expiration date.

Item 3.    Defaults Upon Senior Securities
Not applicable.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
Not applicable.
Item 6.    Exhibits

Exhibit 4.1	Form of 1.000% Notes due December 15, 2022 (incorporated by reference to Exhibit 4.1 of the registrant’s Current Report on Form 8-K filed December 9, 2016).

Exhibit 4.2	Form of 1.900% Notes due December 15, 2026 (incorporated by reference to Exhibit 4.2 of the registrant’s Current Report on Form 8-K filed December 9, 2016).

Exhibit 10	Letter of Understanding, dated March 28, 2016 between the registrant and Alexandre Conroy.

Exhibit 31	Certifications of Chief Executive Officer and Chief Financial Officer, pursuant to SEC Rule 13a - 14(a).

Exhibit 32	Certifications of Chief Executive Officer and Chief Financial Officer, pursuant to Rule 13a - 14(b) and Section 1350 of Chapter 63 of Title 18 of the U.S. Code.

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
Dated: February 2, 2017

/s/ Christopher Reidy
Christopher Reidy
Executive Vice President, Chief Financial Officer and Chief Administrative Officer
(Principal Financial Officer)

/s/ John Gallagher
John Gallagher
Senior Vice President, Corporate Finance, Controller and Treasurer
(Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibits

4.1	Form of 1.000% Notes due December 15, 2022 (incorporated by reference to Exhibit 4.1 of the registrant’s Current Report on Form 8-K filed December 9, 2016).

4.2	Form of 1.900% Notes due December 15, 2026 (incorporated by reference to Exhibit 4.2 of the registrant’s Current Report on Form 8-K filed December 9, 2016).

10	Letter of Understanding, dated March 28, 2016 between the registrant and Alexandre Conroy.

31	Certifications of Chief Executive Officer and Chief Financial Officer, pursuant to SEC Rule 13a - 14(a).

32	Certifications of Chief Executive Officer and Chief Financial Officer, pursuant to Rule 13a - 14(b) and Section 1350 of Chapter 63 of Title 18 of the U.S. Code.

101
The following materials from this report, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.