Form 10-Q
period 2017-03-31
BECTON DICKINSON & CO
filed 2017-05-02
CIK 10795

Table of Contents

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No   ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of large accelerated filer, accelerated filer, smaller reporting company, and emerging growth company in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	(Do not check if a smaller reporting company)

		Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
☐
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
There were 213,305,385 share of Common Stock, $1.00 par value, outstanding at March 31, 2017.

BECTON, DICKINSON AND COMPANY
FORM 10-Q
For the quarterly period ended March 31, 2017

ITEM 1. FINANCIAL STATEMENTS
BECTON, DICKINSON AND COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
Millions of dollars

	March 31, 2017	September 30, 2016
	(Unaudited)
Assets
Current Assets:
Cash and equivalents	$548	$1,541
Short-term investments	8	27
Trade receivables, net	1,569	1,618
Current portion of net investment in sales-type leases	355	339
Inventories:
Materials	305	316
Work in process	292	274
Finished products	1,150	1,129
	1,747	1,719
Assets held for sale	—	642
Prepaid expenses and other	664	480
Total Current Assets	4,891	6,367
Property, Plant and Equipment	8,351	8,419
Less allowances for depreciation and amortization	4,411	4,518
Property, Plant and Equipment, Net	3,941	3,901
Goodwill	7,405	7,419
Customer Relationships, Net	2,923	3,022
Developed Technology, Net	2,539	2,655
Other Intangibles, Net	579	604
Capitalized Software, Net	77	70
Net Investment in Sales-Type Leases, Less Current Portion	817	796
Other Assets	948	753
Total Assets	$24,121	$25,586
Liabilities and Shareholders’ Equity
Current Liabilities:
Short-term debt	$1,224	$1,001
Payables and accrued expenses	2,794	3,210
Liabilities held for sale	—	189
Total Current Liabilities	4,018	4,400
Long-Term Debt	9,082	10,550
Long-Term Employee Benefit Obligations	1,356	1,319
Deferred Income Taxes and Other	1,702	1,684
Commitments and Contingencies (See Note 5)
Shareholders’ Equity
Common stock	333	333
Capital in excess of par value	4,742	4,693
Retained earnings	13,321	12,727
Deferred compensation	22	22
Common stock in treasury - at cost	(8,445)	(8,212)
Accumulated other comprehensive loss	(2,009)	(1,929)
Total Shareholders’ Equity	7,963	7,633
Total Liabilities and Shareholders’ Equity	$24,121	$25,586
Amounts may not add due to rounding.
See notes to condensed consolidated financial statements

BECTON, DICKINSON AND COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Millions of dollars, except per share data
(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2017	2016	2017	2016
Revenues	$2,969	$3,067	$5,892	$6,054
Cost of products sold	1,537	1,584	3,007	3,162
Selling and administrative expense	724	732	1,432	1,480
Research and development expense	187	182	368	369
Acquisitions and other restructurings	76	104	163	225
Other operating income (See Note 5)	—	—	(336)	—
Total Operating Costs and Expenses	2,523	2,601	4,634	5,236
Operating Income	446	466	1,257	818
Interest expense	(86)	(99)	(181)	(196)
Interest income	7	3	12	9
Other (expense) income, net	(5)	6	(35)	11
Income Before Income Taxes	362	376	1,054	642
Income tax provision	18	38	148	75
Net Income	344	338	905	567
Basic Earnings per Share	$1.61	$1.59	$4.24	$2.67
Diluted Earnings per Share	$1.58	$1.56	$4.15	$2.62
Dividends per Common Share	$0.73	$0.66	$1.46	$1.32
Amounts may not add due to rounding.
See notes to condensed consolidated financial statements

BECTON, DICKINSON AND COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Millions of dollars
(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2017	2016	2017	2016
Net Income	$344	$338	$905	$567
Other Comprehensive Income (Loss), Net of Tax
Foreign currency translation adjustments	136	179	(139)	63
Defined benefit pension and postretirement plans	15	12	29	24
Cash flow hedges	2	1	30	4
Other Comprehensive Gain (Loss), Net of Tax	153	193	(80)	91
Comprehensive Income	$497	$531	$826	$658
Amounts may not add due to rounding.
See notes to condensed consolidated financial statements

BECTON, DICKINSON AND COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Millions of dollars
(Unaudited)

	Six Months Ended March 31,
	2017	2016
Operating Activities
Net income	$905	$567
Adjustments to net income to derive net cash provided by operating activities:
Depreciation and amortization	523	569
Share-based compensation	99	119
Deferred income taxes	(43)	(112)
Change in operating assets and liabilities	(474)	(194)
Pension obligation	55	40
Excess tax benefits from payments under share-based compensation plans	48	—
Other, net	(74)	30
Net Cash Provided by Operating Activities	1,040	1,020
Investing Activities
Capital expenditures	(272)	(258)
Proceeds from sale of investments, net	26	10
Acquisitions of businesses, net of cash acquired	(40)	—
Proceeds from divestitures, net	165	111
Other, net	(34)	(33)
Net Cash Used for Investing Activities	(155)	(170)
Financing Activities
Change in short-term debt	(50)	(300)
Proceeds from long-term debt	1,054	—
Payments of debt	(2,189)	(1)
Repurchase of common stock	(220)	—
Excess tax benefits from payments under share-based compensation plans	—	51
Dividends paid	(312)	(280)
Other, net	(144)	(45)
Net Cash Used for Financing Activities	(1,861)	(576)
Effect of exchange rate changes on cash and equivalents	(17)	(2)
Net (decrease) increase in cash and equivalents	(993)	272
Opening Cash and Equivalents	1,541	1,424
Closing Cash and Equivalents	$548	$1,696
Amounts may not add due to rounding.
See notes to condensed consolidated financial statements

BECTON, DICKINSON AND COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
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

Note 2 – Accounting Changes
New Accounting Principles Adopted
On October 1, 2016, the Company prospectively adopted amended requirements issued by the Financial Accounting Standards Board ("FASB") relating to the timing of recognition and classification of share-based compensation award-related income tax effects. Upon the settlement of awards in the first and second quarters of fiscal year 2017, the Company recorded tax benefits for the three and six months ended March 31, 2017 of $21 million and $48 million, respectively, to Income tax provision within its consolidated statement of income. The Company expects to record additional tax benefits through the remainder of fiscal year 2017. These tax benefits were recorded within Capital in excess of par value on the Company's condensed consolidated balance sheet in the prior-year period. Because these excess tax benefits are no longer recorded in Capital in excess of par value, the current-period adjustments for the dilutive impact of share equivalents from share-based plans, which is used in the Company's computation of diluted earnings per share, increased by approximately 1 million shares. Also per the amended guidance, the Company classified the $48 million of excess tax benefits for the six months ended March 31, 2017 on its condensed consolidated statement of cash flows within Net Cash Provided by Operating Activities, rather than Net Cash Used for Financing Activities, which included the excess tax benefits for the six months ended March 31, 2016. The amended guidance allows entities to account for award forfeitures as they occur; however, the Company has elected to continue its determination of compensation cost recognized in each period based upon an estimate of expected future forfeitures.
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

In May 2014, the FASB issued a new revenue recognition standard. Under this standard, revenue will be recognized upon the transfer of goods or services to customers and the amount of revenue recognized will reflect the consideration to which a reporting entity expects to be entitled in exchange for those goods or services. The Company intends to adopt the standard, as required, on October 1, 2018 and is currently in the process of completing the initial assessment of the impact that this new revenue recognition standard will have on its consolidated financial statements. As part of the initial assessment, the Company is reviewing a representative sample of its contracts across its various businesses and geographies to identify potential differences that could result from applying the requirements of the new standard. The analysis includes identifying whether there may be differences in timing of revenue recognition under the new standard as well as assessing performance obligations, variable consideration, and contract costs. The Company has not yet estimated the impact, if any, of the new standard on the timing and pattern of its revenue recognition. The Company continues to evaluate the available adoption methods, and apprises both management and its audit committee of the project status regularly.

Note 3 – Accumulated Other Comprehensive Income (Loss)
The components and changes of Accumulated other comprehensive income (loss) for the six-month period ended March 31, 2017 were as follows:

(Millions of dollars)	Total	Foreign Currency Translation	Benefit Plans	Cash Flow Hedges
Balance at September 30, 2016	$(1,929)	$(1,011)	$(883)	$(35)
Other comprehensive (loss) income before reclassifications, net of taxes	(114)	(139)	—	25
Amounts reclassified into income, net of taxes	34	—	29	5
Balance at March 31, 2017	$(2,009)	$(1,151)	$(853)	$(5)
The amount of foreign currency translation recognized in other comprehensive income during the six months ended March 31, 2017 included a loss relating to net investment hedges, as further discussed in Note 12. The amount recognized in other comprehensive income during the six months ended March 31, 2017 relating to cash flow hedges represented gains on forward starting interest rate swaps entered into in fiscal year 2016, which are also further discussed in Note 12. The tax provision relating to these gains was $1 million and $16 million for the three and six months ended March 31, 2017, respectively.
Reclassifications out of Accumulated other comprehensive income (loss) were as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
(Millions of dollars)	2017	2016	2017	2016
Benefit Plans
Reclassification of losses into income	$22	$19	$44	$37
Associated tax benefits	(7)	(6)	(14)	(13)
Amounts reclassified into income, net of taxes (A)	$15	$12	$29	$24

Cash Flow Hedges
Reclassification of losses into income	$2	$5	$8	$9
Associated tax benefits	(1)	(2)	(3)	(3)
Amounts reclassified into income, net of taxes (B)	$1	$3	$5	$6

(A)
These reclassifications were not recorded into income in their entirety and were included in the computation of net periodic benefit plan costs. Additional details regarding the Company's benefit plans are provided in Note 8.

(B)	These reclassifications were recorded to Interest expense and Cost of products sold. Additional details regarding the Company's cash flow hedges are provided in Note 12.

Note 4 – Earnings per Share
The weighted average common shares used in the computations of basic and diluted earnings per share (shares in thousands) were as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2017	2016	2017	2016
Average common shares outstanding	213,583	212,469	213,321	212,077
Dilutive share equivalents from share-based plans (A)	4,283	4,069	4,665	4,618
Average common and common equivalent shares outstanding – assuming dilution	217,866	216,538	217,986	216,695

(A)
The prior-period adjustments to calculate diluted share equivalents from share-based plans included excess tax benefits relating to share-based compensation awards. Upon the Company's adoption, as discussed in Note 2, of new accounting requirements relating to share-based compensation award-related income tax effects, the adjustments in the current-year periods excluded these excess tax benefits.

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
On September 19, 2013, a jury returned a verdict against BD with respect to RTI’s Lanham Act claim and claim for attempted monopolization based on deception in the safety syringe market. The jury awarded RTI $113.5 million for its attempted monopolization claim (which would be trebled under the antitrust statute). The jury’s verdict rejected RTI’s monopolization claims in the markets for safety syringes, conventional syringes and safety IV catheters; its attempted monopolization claims in the markets for conventional syringes and safety IV catheters; and its claims for contractual restraint of trade and exclusive dealing in the markets for safety syringes, conventional syringes and safety IV catheters. In connection with the verdict, the Company recorded a pre-tax charge of approximately $341 million in the fourth quarter of fiscal year 2013. With respect to RTI's requested injunction relief, in November 2014, the Court granted RTI’s request that BD be ordered to issue certain corrective statements regarding its advertising and enjoined from making certain advertising claims. The Court denied RTI’s request for injunctive relief relating to BD’s contracting practices and BD’s safety syringe advertising, finding that RTI failed to prove that BD’s contracting practices violated the antitrust laws or that BD’s safety syringe advertising is false. On January 14, 2015, the Court granted in part and denied in part BD’s motion for a stay of the injunction. The Court held that, pending appeal, BD would not be required to send the corrective advertising notices to end-user customers, but only to employees, distributors and Group Purchasing Organizations. On January 15, 2015, the Court entered its Final Judgment in the case ordering that RTI recover $341 million for its attempted monopolization claim and $12 million for attorneys’ fees, and awarded pre and post-judgment interest and costs. On February 3, 2015, the Court of Appeals for the Fifth Circuit denied BD’s motion for a stay of the injunction pending the final appeal, and BD thereafter complied with the Court’s order. On April 23, 2015, the Court granted BD’s motion to eliminate the award of pre-judgment interest, and entered a new Final Judgment. BD thereafter appealed to the Court of Appeals challenging the entirety of the Final Judgment.  On December 2, 2016, the Court of Appeals issued an opinion reversing the judgment as to RTI’s attempted monopolization claim and rendered judgment on that claim in favor of BD.  As a result, the Company reversed $336 million of reserves associated with this judgment. The Court of Appeals affirmed the judgment for Lanham Act liability, and remanded the case to the district court to consider whether and if so how much profit should be disgorged by BD on that claim.  The Court of Appeals vacated and remanded the injunction ordered by the Court. On January 31, 2017, RTI filed a petition for a writ of certiorari with the U.S. Supreme Court. On March 20, 2017, the U.S. Supreme Court denied certiorari, and the matter will now return to the district court for a ruling on RTI’s request for disgorgement.
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
The Company is also involved both as a plaintiff and a defendant in other legal proceedings and claims that arise in the ordinary course of business. The Company believes that it has meritorious defenses to the suits pending against the Company and is engaged in a vigorous defense of each of these matters.
The Company is a potentially responsible party to a number of federal administrative proceedings in the United States brought under the Comprehensive Environment Response, Compensation and Liability Act, also known as “Superfund,” and similar state laws. The affected sites are in varying stages of development. In some instances, the remedy has been completed, while in others, environmental studies are underway or commencing. For several sites, there are other potentially responsible parties that may be jointly or severally liable to pay all or part of cleanup costs.
Note 6 – Segment Data
The Company's organizational structure is based upon two principal business segments: BD Medical (“Medical”) and BD Life Sciences (“Life Sciences”). These segments are strategic businesses that are managed separately because each one develops, manufactures and markets distinct products and services. The Company evaluates performance of its business segments and allocates resources to them primarily based upon operating income. Segment operating income represents revenues reduced by product costs and operating expenses. As more fully discussed in Note 9, the Company sold a 50.1% controlling financial interest in its Respiratory Solutions business, a component of the Medical segment, in October 2016. This transaction did not meet the criteria established for reporting discontinued operations and as such, results for the three and six months ended March 31, 2016 included $213 million and $421 million, respectively, of revenues which did not occur in the current-year periods.
Financial information for the Company’s segments was as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
(Millions of dollars)	2017	2016	2017	2016
Revenues (A)
Medical	$1,987	$2,131	$3,951	$4,185
Life Sciences	982	936	1,940	1,869
Total Revenues	$2,969	$3,067	$5,892	$6,054
Income Before Income Taxes
Medical	$537	$513	$1,085	$978
Life Sciences	177	202	376	404
Total Segment Operating Income	714	715	1,461	1,381
Acquisitions and other restructurings	(76)	(104)	(163)	(225)
Net interest expense	(79)	(96)	(169)	(187)
Other unallocated items (B)	(197)	(139)	(76)	(328)
Income Before Income Taxes	$362	$376	$1,054	$642

(A)	Intersegment revenues are not material.

(B)
Primarily comprised of foreign exchange, corporate expenses, and share-based compensation expense. The amount for the six months ended March 31, 2017 also included a $336 million reversal of certain reserves related to an appellate court decision which, among other things, reversed an unfavorable antitrust judgment in the RTI case. Additional disclosures regarding this legal matter are provided Note 5.

Revenues by geographic areas were as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
(Millions of dollars)	2017	2016	2017	2016
Revenues
United States	$1,627	$1,719	$3,257	$3,410
International	1,342	1,349	2,635	2,644
Total Revenues	$2,969	$3,067	$5,892	$6,054
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
The fair value of share-based payments is recognized as compensation expense in net income. For the three months ended March 31, 2017 and 2016, compensation expense charged to income was $39 million and $43 million, respectively. For the six months ended March 31, 2017 and 2016, compensation expense charged to income was $99 million and $119 million, respectively.
The amount of unrecognized compensation expense for all non-vested share-based awards as of March 31, 2017 was approximately $254 million, which is expected to be recognized over a weighted-average remaining life of approximately 2.2 years.
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

Net pension and postretirement cost included the following components for the three months ended March 31:

	Pension Plans		Other Postretirement Benefits
(Millions of dollars)	2017	2016	2017	2016
Service cost	$27	$20	$1	$1
Interest cost	18	18	1	1
Expected return on plan assets	(33)	(27)	—	—
Amortization of prior service credit	(4)	(4)	(1)	(1)
Amortization of loss	28	19	—	—
Settlements	—	1	—	—
Net pension and postretirement cost	$35	$27	$1	$1

Net pension and postretirement cost included the following components for the six months ended March 31:

	Pension Plans		Other Postretirement Benefits
(Millions of dollars)	2017	2016	2017	2016
Service cost	$51	$41	$1	$1
Interest cost	35	37	2	3
Expected return on plan assets	(63)	(55)	—	—
Amortization of prior service credit	(8)	(7)	(2)	(2)
Amortization of loss	52	39	1	1
Settlements	—	1	—	—
Net pension and postretirement cost	$67	$55	$2	$3

The amounts provided above for amortization of prior service credit and amortization of loss represent the reclassifications of prior service credits and net actuarial losses that were recognized in Accumulated other comprehensive income (loss) in prior periods.

Postemployment benefit costs were $10 million for the three months ended March 31, 2017 and 2016. Postemployment benefit costs were $20 million for the six months ended March 31, 2017 and 2016. Employee termination costs associated with the Company's restructuring activities are provided in Note 10.

Note 9 – Divestiture
Respiratory Solutions
On October 3, 2016, the Company sold a 50.1% controlling financial interest in its Respiratory Solutions business, a component of the Medical segment, to form a joint venture, Vyaire Medical. The Company retained a 49.9% non-controlling interest in the new standalone entity. The buyer will control the operations and governance of the new entity. The Company accounts for its remaining interest in the new entity as an equity method investment and, beginning on January 1, 2017, records its share of the new entity's earnings or losses on a one-quarter lag to Other income (expense), net. The Company has agreed to various contract manufacturing and certain logistical and transition services agreements with the new entity for a period of up to two years after the sale. The historical financial results for the Respiratory Solutions business, which included approximately $213 million and $421 million of revenues for the three and six months ended March 31, 2016, respectively, have not been classified as a discontinued operation.

Note 10 – Business Restructuring Charges
In connection with the Company's fiscal year 2015 acquisition of CareFusion and other portfolio rationalization initiatives, the Company incurred restructuring costs during the six months ended March 31, 2017, which were recorded as Acquisitions and other restructurings. Restructuring liability activity for the six months ended March 31, 2017 was as follows:

(Millions of dollars)	Employee Termination	Other	Total
Balance at September 30, 2016	$67	$2	$69
Charged to expense	18	29	46
Cash payments	(28)	(17)	(45)
Non-cash settlements	—	(6)	(6)
Other adjustments	—	(7)	(7)
Balance at March 31, 2017	$57	$1	$58

Note 11 – Intangible Assets
Intangible assets consisted of:

	March 31, 2017		September 30, 2016
(Millions of dollars)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets
Customer relationships	$3,374	$451	$3,360	$339
Developed technology	3,417	879	3,409	754
Product rights	122	46	125	43
Trademarks	405	56	405	45
Patents and other	351	265	349	254
Amortized intangible assets	$7,670	$1,696	$7,648	$1,435
Unamortized intangible assets
Acquired in-process research and development	$65		$66
Trademarks	2		2
Unamortized intangible assets	$67		$68

Intangible amortization expense for the three months ended March 31, 2017 and 2016 was $131 million and $138 million, respectively. Intangible amortization expense for the six months ended March 31, 2017 and 2016 was $268 million and $289 million, respectively.
The following is a reconciliation of goodwill by business segment:

(Millions of dollars)	Medical	Life Sciences	Total
Goodwill as of September 30, 2016	$6,688	$731	$7,419
Acquisitions	—	24	24
Divestiture (A)	(25)	—	(25)
Currency translation	(10)	(3)	(13)
Goodwill as of March 31, 2017	$6,653	$752	$7,405

(A)	Represents goodwill derecognized upon the Company's sale of a 50.1% controlling financial interest in the Respiratory Solutions business, as further discussed in Note 9.

Note 12 – Derivative Instruments and Hedging Activities
The Company uses derivative instruments to mitigate certain exposures. The effects these derivative instruments and hedged items have on financial position, financial performance, and cash flows are provided below.
Foreign Currency Risks and Related Strategies
The Company has foreign currency exposures throughout Europe, Greater Asia, Canada and Latin America. Transactional currency exposures that arise from entering into transactions, generally on an intercompany basis, in non-hyperinflationary countries that are denominated in currencies other than the functional currency are mitigated primarily through the use of forward contracts and currency options. Hedges of the transactional foreign exchange exposures resulting primarily from intercompany payables and receivables are undesignated hedges. As such, the gains or losses on these instruments are recognized immediately in income. The offset of these gains or losses against the gains and losses on the underlying hedged items, as well as the hedging costs associated with the derivative instruments, is recognized in Other income (expense), net. The total notional amounts of the Company’s outstanding foreign exchange contracts as of March 31, 2017 and September 30, 2016 were $1.8 billion and $2.3 billion, respectively.

In order to mitigate foreign currency exposure relating to its investments in certain foreign subsidiaries, the Company has designated $1.1 billion of euro-denominated debt, issued in December 2016, as net investment hedges. Accordingly, net gains or losses relating to this debt, which are attributable to changes in the euro to U.S. dollar spot exchange rate, are recorded as accumulated foreign currency translation in Other comprehensive income (loss). Recognition of hedge ineffectiveness into earnings will occur if the notional amount of the euro-denominated debt no longer matches the portion of the net investments in foreign subsidiaries which underlie the hedges. The Company's balance of Accumulated other comprehensive income (loss) as of March 31, 2017 included a loss relating to these net investment hedges of $19 million. Additional disclosures regarding the Company's issuance of the euro-denominated debt in December 2016 are provided in Note 14.
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
The total notional value of the Company's outstanding forward starting interest rate swaps, which were entered into to mitigate the Company's exposure to interest rate risk and were designated as cash flow hedges, was $500 million at March 31, 2017 and September 30, 2016.
The total notional amount of the Company’s outstanding interest rate swaps designated as fair value hedges was $375 million at March 31, 2017 and September 30, 2016. The outstanding swaps represent fixed-to-floating interest rate swap agreements the Company entered into to convert the interest payments on $375 million of the Company’s 3.125% notes due 2021 from the fixed rate to a floating interest rate based on LIBOR. Changes in the fair value of the interest rate swaps offset changes in the fair value of the fixed rate debt. The gains (losses) recorded on these fair value hedges, which were offset by losses (gains) recorded to the underlying debt instruments, are provided below.

	Three Months Ended March 31,		Six Months Ended March 31,
(Millions of dollars)	2017	2016	2017	2016
(Losses) gains on fair value hedges	$(1)	$11	$(16)	$24
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

(Millions of dollars)	March 31, 2017	September 30, 2016
Asset derivatives-designated for hedge accounting
Interest rate swaps	$7	$23
Asset derivatives-undesignated for hedge accounting
Forward exchange contracts	6	3
Total asset derivatives (A)	$12	$25
Liability derivatives-designated for hedge accounting
Interest rate swaps	4	18
Liability derivatives-undesignated for hedge accounting
Forward exchange contracts	5	13
Total liability derivatives (B)	$8	$31

(A)	All asset derivatives are included in Prepaid expenses and other.

(B)	All liability derivatives are included in Payables and accrued expenses.

Effects on Consolidated Statements of Income
Cash flow hedges
The amounts recognized in other comprehensive income during the three and six months ended March 31, 2017 and 2016 related to the previously discussed forward starting interest rate swaps.

	Three Months Ended March 31,		Six Months Ended March 31,
(Millions of dollars)	2017	2016	2017	2016
After-tax gains (losses) relating to cash flow hedges recognized in other comprehensive income (loss)	$1	$(2)	$25	$(2)
The Company’s derivative instruments designated as cash flow hedges are highly effective. As such, there are no gains or losses, related to hedge ineffectiveness or amounts excluded from hedge effectiveness testing, recognized immediately in income relative to cash flow hedges outstanding in the periods presented.
Undesignated hedges
The location and amount of gains and losses recognized in income on derivatives not designated for hedge accounting were as follows:

	Location of (Loss) Gain Recognized in Income on Derivatives	Amount of (Loss) Gain Recognized in Income on Derivatives		Amount of (Loss) Gain Recognized in Income on Derivatives
Derivatives Not Designated as Hedging Instruments		Three Months Ended March 31,		Six Months Ended March 31,
(Millions of dollars)		2017	2016	2017	2016
Forward exchange contracts (A)	Other income (expense), net	$15	$15	$(7)	$26

(A)
The gains and losses on forward contracts and currency options utilized to hedge the intercompany transactional foreign exchange exposures are largely offset by gains and losses on the underlying hedged items in Other income (expense), net.

Note 13 – Financial Instruments and Fair Value Measurements
The fair values of financial instruments, including those not recognized on the statement of financial position at fair value, carried at March 31, 2017 and September 30, 2016 are classified in accordance with the fair value hierarchy in the following tables:

		Basis of Fair Value Measurement
(Millions of dollars)	March 31, 2017 Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Institutional money market investments	$20	$20	$—	$—
Interest rate swaps	7	—	7	—
Forward exchange contracts	6	—	6	—
Total Assets	$32	$20	$12	$—
Liabilities
Forward exchange contracts	$5	$—	$5	$—
Interest rate swaps	4	—	4	—
Contingent consideration liabilities	63	—	—	63
Total Liabilities	$71	$—	$8	$63

		Basis of Fair Value Measurement
(Millions of dollars)	September 30, 2016 Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Institutional money market investments	$224	$224	$—	$—
Interest rate swaps	23	—	23	—
Forward exchange contracts	3	—	3	—
Total Assets	$249	$224	$25	$—
Liabilities
Forward exchange contracts	$13	$—	$13	$—
Interest rate swaps	18	—	18	—
Contingent consideration liabilities	54	—	—	54
Total Liabilities	$86	$—	$31	$54
The Company’s institutional money market accounts permit daily redemption and the fair values of these investments are based upon the quoted prices in active markets provided by the holding financial institutions. The Company’s remaining cash equivalents were $528 million and $1.317 billion at March 31, 2017 and September 30, 2016, respectively. Short-term investments are held to their maturities and are carried at cost, which approximates fair value. The cash equivalents consist of liquid investments with a maturity of three months or less and the short-term investments consist of instruments with maturities greater than three months and less than one year.
The Company measures the fair value of forward exchange contracts and interest rate swaps based upon the present value of expected future cash flows using market-based observable inputs including credit risk, interest rate yield curves, foreign currency spot prices and forward prices.
Long-term debt is recorded at amortized cost. The fair value of long-term debt is measured based upon quoted prices in active markets for similar instruments, which are considered Level 2 inputs in the fair value hierarchy. The fair value of long-term debt was $9.5 billion and $11.3 billion at March 31, 2017 and September 30, 2016, respectively. The fair value of the current portion of long-term debt was $1.1 billion and $798 million at March 31, 2017 and September 30, 2016, respectively.
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
The Company’s policy is to recognize any transfers into fair value measurement hierarchy levels and transfers out of levels at the beginning of each reporting period. There were no transfers in and out of Level 1, Level 2 or Level 3 measurements for the three and six months ended March 31, 2017 and 2016.

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

Note 15 – Subsequent Events
Definitive Agreement to Acquire C.R. Bard, Inc.
On April 23, 2017, the Company announced that it had entered into a definitive agreement under which BD will acquire C. R. Bard, Inc. ("Bard") for $317.00 per Bard common share in cash and stock, for a total consideration of approximately $24 billion. The combination will create a highly differentiated medical technology company uniquely positioned to improve both the process of care and the treatment of disease for patients and healthcare providers.
Under the terms of the transaction, Bard common shareholders will be entitled to receive approximately $222.93 in cash and 0.5077 shares of BD stock per Bard share, or a total of value of $317.00 per Bard common share based on BD's closing price on April 21, 2017. At closing, Bard shareholders will own approximately 15 percent of the combined company. The Company has secured access to $15.7 billion of fully committed bridge financing and expects to permanently finance the transaction with approximately $1.7 billion of available cash, as well as, subject to market conditions, approximately $10 billion of new debt, approximately $4.5 billion of equity and equity-linked securities issued to the market, and approximately $8 billion of BD common stock. The transaction is subject to regulatory and Bard shareholder approval and customary closing conditions, and is expected to close in the fall of 2017.
Amendment to Dispensing Equipment Leases

In April 2017, in conjunction with the implementation of a new “go-to-market” business model for the Company's U.S. dispensing business within the Medication Management Solutions (“MMS”) unit of the Medical segment, the Company amended the terms of certain customer leases for dispensing equipment within the MMS unit. The modification provided customers the ability to reduce its dispensing asset base via a return provision, resulting in a more flexible lease term. Prior to the modification, these leases were accounted for as sales-type leases in accordance with Accounting Standards Codification

Topic 840, "Leases", as the non-cancellable lease term of five years exceeded 75% of the equipment’s estimated useful life and the present value of the minimum lease payments exceeded 90% of the equipment’s fair value. As a result of the lease modifications, the Company is required to reassess the classification of the leases due to the amended lease term. Accordingly, most amended lease contracts will be classified as operating leases beginning in April 2017. The change in lease classification will require the derecognition of the net investment in sales-type leases and the recognition of the underlying leased assets on the Company’s balance sheet as of the effective date, and will result in an estimated non-cash, net charge to earnings of approximately $400-$500 million in the third quarter of fiscal year 2017. Beginning April 1, 2017 revenue associated with these modified contracts will be recognized on a straight-line basis over the remaining lease term, along with depreciation on the reinstated leased assets.

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
On April 23, 2017, we announced that we have entered into a definitive agreement under which BD will acquire C. R. Bard, Inc. ("Bard") for $317.00 per Bard common share in cash and stock, for a total consideration of approximately $24 billion. The combination will create a highly differentiated medical technology company uniquely positioned to improve both the process of care and the treatment of disease for patients and healthcare providers. BD has secured access to fully committed bridge financing and expects to permanently finance the transaction with available cash, new debt and equity securities. The transaction is subject to regulatory and Bard shareholder approval and customary closing conditions, and is expected to close in the fall of 2017. Additional discussion regarding this agreement is provided in Note 15 in the Notes to Condensed Consolidated Financial Statements
Overview of Financial Results and Financial Condition
For the three months ended March 31, 2017, worldwide revenues of $2.969 billion decreased 3.2% from the prior-year period. The decrease in revenues reflected an approximate 7% reduction in revenues due to the divestiture of the Respiratory Solutions business in October 2016. Second quarter volume growth of more than 5% for our continuing businesses was partially offset by an unfavorable impact of foreign currency translation of approximately 1%. Pricing did not materially impact second quarter revenues. Additional disclosures regarding our divestiture of the Respiratory Solutions business are provided in Note 9 in the Notes to Condensed Consolidated Financial Statements. Volume growth in the second quarter of fiscal year 2017 reflected the following:

•
Medical segment volume growth in the second quarter was driven by the Medication and Procedural Solutions and Medication Management Solutions units. Second quarter revenues in the Diabetes Care and Pharmaceutical Systems units were unfavorably impacted by the timing of orders that were expected to occur in the second quarter but were received in the first quarter.

•
Life Sciences segment volume growth in the second quarter was driven by the Preanalytical Systems and Diagnostic Systems units. Life Sciences segment volume growth in the second quarter was partially offset by the unfavorable timing of instrument orders and the impact of sales fulfillment delays in the Biosciences unit.

•
Worldwide sales of safety-engineered products reflected growth that was attributable to both segments. Second quarter sales in the United States of safety-engineered devices of $459 million increased 3.7% and second quarter international sales of safety-engineered devices of $315 million grew 8.6% over the prior year’s period, inclusive of an estimated 1.7% unfavorable impact due to foreign currency translation.

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
Our financial position remains strong, with cash flows from operating activities totaling $1.040 billion in the first six months of fiscal year 2017. At March 31, 2017, we had $0.6 billion in cash and equivalents and short-term investments. We continued to return value to our shareholders in the form of dividends. During the first six months of fiscal year 2017, we paid cash dividends of $312 million. We also repurchased approximately $220 million of our common stock under an accelerated share repurchase agreement during the first six months of fiscal year 2017. Additional disclosures regarding this share repurchase agreement are provided in Note 4 in the Notes to Condensed Consolidated Financial Statements.

Each reporting period, we face currency exposure that arises from translating the results of our worldwide operations to the U.S. dollar at exchange rates that fluctuate from the beginning of such period. The ongoing relative strength of the U.S. dollar resulted in an unfavorable foreign currency translation impact to our revenue and earnings growth during the second quarter of fiscal year 2017. We evaluate our results of operations on both a reported and a foreign currency-neutral basis, which excludes the impact of fluctuations in foreign currency exchange rates. As exchange rates are an important factor in understanding period-to-period comparisons, we believe the presentation of results on a foreign currency-neutral basis in addition to reported results helps improve investors’ ability to understand our operating results and evaluate our performance in comparison to prior periods. Foreign currency-neutral ("FXN") information compares results between periods as if exchange rates had remained constant period-over-period. We use results on a foreign currency-neutral basis as one measure to evaluate our performance. We calculate foreign currency-neutral percentages by converting our current-period local currency financial results using the prior-period foreign currency exchange rates and comparing these adjusted amounts to our current-period results. These results should be considered in addition to, not as a substitute for, results reported in accordance with U.S. generally accepted accounting principles ("GAAP"). Results on a foreign currency-neutral basis, as we present them, may not be comparable to similarly titled measures used by other companies and are not measures of performance presented in accordance with U.S. GAAP.
Results of Operations
Medical Segment
The following summarizes second quarter Medical revenues by organizational unit, as well as second quarter Medical sales of safety-engineered products:

	Three months ended March 31,
(Millions of dollars)	2017	2016	Total Change (B)	Estimated FX Impact	FXN Change (B)
Medication and Procedural Solutions	$865	$831	4.1%	(0.7)%	4.8%
Medication Management Solutions (A)	567	533	6.3%	(0.7)%	7.0%
Diabetes Care	243	243	—%	(0.5)%	0.5%
Pharmaceutical Systems	312	311	0.4%	(2.2)%	2.6%
Respiratory Solutions (A)	—	213	NM	—%	NM
Total Medical Revenues	$1,987	$2,131	(6.8)%	(0.9)%	(5.9)%

Medical segment safety-engineered products	$485	$465	4.3%	(0.4)%	4.7%

(A)
The presentation of prior-period amounts has been revised to conform with the presentation of current-period amounts, which does not separately present an immaterial adjustment for the amortization of a deferred revenue balance write-down relating to the CareFusion acquisition.

(B)"NM" denotes that the percentage is not meaningful.

The decrease in total Medical segment revenues in the second quarter of 2017 compared with the prior-year period reflected the divestiture of the Respiratory Solutions business, as previously discussed. Second quarter revenue growth from the Medical segment's continuing units was favorably impacted by the volume of dispensing capital placements in the Medication Management Solutions unit and the Medication and Procedural Solutions unit's growth from infusion disposables products. Sales of the Diabetes Care unit's pen needles and the Pharmaceutical Systems unit's self-injection systems were unfavorably impacted by the timing of orders that were expected to occur in the second quarter but were received in the first quarter.

Medical segment revenues and sales of safety-engineered products for the six-month period were as follows:

	Six months ended March 31,
(Millions of dollars)	2017	2016	Total Change	Estimated FX Impact	FXN Change
Total Medical Revenues	$3,951	$4,185	(5.6)%	(0.7)%	(4.9)%

Medical segment safety-engineered products	$968	$932	3.9%	(0.3)%	4.2%

Medical segment operating income for the three and six-month periods were as follows:

	Three months ended March 31,		Six months ended March 31,
(Millions of dollars)	2017	2016	2017	2016
Medical segment operating income	$537	$513	$1,085	$978

Segment operating income as % of Medical revenues	27.0%	24.1%	27.5%	23.4%

The Medical segment's operating income is driven by its performance with respect to gross profit margin and operating expenses. Gross profit margin was higher in the second quarter of 2017 as compared with the second quarter of 2016 primarily due to the divestiture of the Respiratory Solutions business, which had products with relatively lower gross profit margins. Gross profit margin also reflected lower manufacturing costs resulting from continuous improvement projects, which enhanced the efficiency of our operations, partially offset by unfavorable foreign currency translation. Selling and administrative expense as a percentage of revenues for the second quarter of fiscal year 2017 was lower as a result of the divestiture of the Respiratory Solutions business as this business generally had a lower operating margin. Research and development expense as a percentage of revenues was higher in the second quarter of 2017 as compared with the second quarter of 2016, reflecting ongoing investment in new products and platforms.
Life Sciences Segment
The following summarizes second quarter Life Sciences revenues by organizational unit, as well as second quarter Life Sciences sales of safety-engineered products:

	Three months ended March 31,
(Millions of dollars)	2017	2016	Total Change	Estimated FX Impact	FXN Change
Preanalytical Systems	$363	$340	6.6%	(0.9)%	7.5%
Diagnostic Systems	350	319	9.8%	(0.7)%	10.5%
Biosciences	269	277	(2.8)%	(1.0)%	(1.8)%
Total Life Sciences Revenues	$982	$936	4.9%	(0.9)%	5.8%

Life Sciences segment safety-engineered products	$289	$268	8.0%	(1.0)%	9.0%

Life Sciences segment revenues in the second quarter reflected the Diagnostics Systems unit's influenza-related sales, sales of its core microbiology platform, including the BD BACTECTM blood culture system and KiestraTM, as well as sales of its BD MAXTM molecular platform. The segment’s second quarter revenue growth also reflected sales of the Preanalytical Systems safety-engineered products, primarily in emerging markets and in the United States.  Life Sciences segment revenue growth in the current-year period was partially offset by sales fulfillment delays affecting the Biosciences unit, along with unfavorable timing of instrument orders in certain international markets, compared with the prior-year period.

Life Sciences segment total revenues and sales of safety-engineered products for the six-month period were as follows:

	Six months ended March 31,
(Millions of dollars)	2017	2016	Total Change	Estimated FX Impact	FXN Change
Total Life Sciences Revenues	$1,940	$1,869	3.8%	(0.7)%	4.5%

Life Sciences segment safety-engineered products	$569	$538	5.7%	(1.0)%	6.7%

Life Sciences segment operating income for the three and six-month periods were as follows:

	Three months ended March 31,		Six months ended March 31,
(Millions of dollars)	2017	2016	2017	2016
Life Sciences segment operating income	$177	$202	$376	$404

Segment operating income as % of Life Sciences revenues	18.0%	21.6%	19.4%	21.6%
The Life Sciences segment's operating income is driven by its performance with respect to gross profit margin and operating expenses. Gross profit margin in the second quarter of fiscal year 2017 was lower compared with the second quarter of 2016 primarily due to inventory reserves, which were required for damaged research reagents in the Biosciences unit, and unfavorable foreign currency translation. These impacts to gross profit margin in the second quarter were partially offset by lower manufacturing costs resulting from continuous improvement projects which enhanced the efficiency of our operations. Selling and administrative expense as a percentage of revenues in the second quarter of 2017 was higher compared to the prior-year period reflecting higher selling costs. Research and development expense as a percentage of revenues was relatively flat in the second quarter of 2017 as compared with the second quarter of 2016.
Geographic Revenues
BD’s worldwide second quarter revenues by geography were as follows:

	Three months ended March 31,
(Millions of dollars)	2017	2016	Total Change	Estimated FX Impact	FXN Change
United States	$1,627	$1,719	(5.4)%	—	(5.4)%
International	1,342	1,349	(0.5)%	(2.0)%	1.5%
Total Revenues	$2,969	$3,067	(3.2)%	(0.8)%	(2.4)%
The Medical segment's U.S. revenues in the second quarter reflected the divestiture of the Respiratory Solutions business, as previously discussed. This impact was partially offset by the volume of the Medication Management Solutions unit's dispensing capital placements and the Medication and Procedural Solutions unit's sales of infusion disposables products. The Medical segment's U.S. revenue growth was unfavorably impacted by the timing of orders in the Diabetes Care unit. U.S. Life Sciences revenue growth in the second quarter of fiscal year 2017 was driven by the Diagnostic Systems unit's higher influenza-related sales as well as sales of its core microbiology platform. U.S. Life Sciences segment's revenue growth also reflected the Preanalytical Systems unit's sales of safety-engineered products.
The Medical segment's international second quarter revenues also reflected the divestiture of the Respiratory Solutions business, partially offset by the Medication Management Solutions unit's dispensing capital placements and the Medication and Procedural Solutions unit's sales of infusion disposables products. The Medical segment's second quarter international revenue growth was unfavorably impacted by the timing of orders in the Diabetes Care unit. The Life Sciences segment's second quarter international revenue growth was aided by the Diagnostic Systems unit's sales of molecular and microbiology platforms.  International Life Sciences revenue growth in the current-year period also reflected the Preanalytical Systems unit's sales of safety-engineered products in emerging markets, partially offset by the previously discussed unfavorable timing of instrument orders in the Biosciences unit.

Emerging market revenues for the second quarter were $452 million, compared with $443 million in the prior year’s quarter, which included approximately $23 million of revenues associated with divested businesses, primarily the Respiratory Solutions business. Emerging market revenues in the current-year period also included an estimated $4 million unfavorable impact due to foreign currency translation. Second quarter revenue growth in emerging markets was driven by sales in China and Latin America.
Specified Items
Reflected in the financial results for the three and six-month periods of fiscal years 2017 and 2016 were the following specified items:

	Three months ended March 31,		Six months ended March 31,
(Millions of dollars)	2017	2016	2017	2016
Integration costs (A)	63	40	109	75
Restructuring costs (A)	11	64	46	149
Transaction costs (A)	8	—	14	—
Purchase accounting adjustments (B)	129	115	255	268
Litigation-related item (C)	—	—	(336)	—
Loss on debt extinguishment (D)	—	—	42	—
Total specified items	211	218	130	492
Tax impact of specified items	54	85	27	164
After-tax impact of specified items	$157	$134	$103	$329

(A)
Represents integration, restructuring and transaction costs substantially associated with our fiscal year 2015 acquisition of CareFusion and other portfolio rationalization initiatives. The integration and restructuring costs were recorded in Acquisitions and other restructurings. The transactions costs were recorded in Acquisitions and other restructurings and Other (expense) income, net.

(B)	Primarily represents non-cash amortization expense associated with acquisition-related identifiable intangible assets. BD’s amortization expense is primarily recorded in Costs of products sold.

(C)	Represents the reversal of certain reserves related to an appellate court decision recorded in Other operating income, as further discussed below.

(D)	Represents a loss recognized in Other (expense) income, net upon our extinguishment of certain long-term senior notes, as further discussed below.

Gross Profit Margin
Gross profit margin for the three and six-month periods of fiscal year 2017 compared with the prior-year periods in 2016 reflected the following impacts:

	Three-month period	Six-month period
March 31, 2016 gross profit margin %	48.4%	47.8%
Operating performance	0.2%	1.0%
Impact of divestitures	0.8%	0.8%
Foreign currency translation	(1.2)%	(0.6)%
March 31, 2017 gross profit margin %	48.2%	49.0%
Operating performance in the current-year periods primarily reflected lower manufacturing costs resulting from the continuous operations improvement projects discussed above, partially offset by the impact of inventory reserves which were required for damaged research reagents in the Biosciences unit, as previously discussed. Gross profit margin for the current-year periods was favorably impacted by businesses divestitures, primarily the divestiture of the Respiratory Solutions business, which as previously discussed, had products with relatively lower gross profit margins.

Operating Expenses
A summary of operating expenses for three and six-month periods of fiscal years 2017 and 2016 is as follows:

	Three months ended March 31,		Increase (decrease) in basis points	Six months ended March 31,		Increase (decrease) in basis points
	2017	2016		2017	2016
(Millions of dollars)
Selling and administrative expense	$724	$732		$1,432	$1,480
% of revenues	24.4%	23.9%	50	24.3%	24.5%	(20)

Research and development expense	$187	$182		$368	$369
% of revenues	6.3%	5.9%	40	6.2%	6.1%	10

Acquisitions and other restructurings	$76	$104		$163	$225

Other operating income	$—	$—		$(336)	$—
Selling and administrative expense
Selling and administrative expense as a percentage of revenues in the current year’s three-month period reflected higher selling costs. Selling and administrative expense as a percentage of revenues in the current year’s six-month period was relatively flat compared with the prior-year period.
Research and development expense
Research and development expense as a percentage of revenues in the three and six-month periods of fiscal year 2017 increased compared with the prior-year periods in 2016 reflecting ongoing investment in new products and platforms primarily in the Medical segment.
Acquisitions and other restructurings
Costs relating to acquisitions and other restructurings in the three and six-month periods represented integration, restructuring and transaction costs substantially associated with our fiscal year 2015 acquisition of CareFusion and other portfolio rationalization initiatives. For further disclosures regarding the restructuring costs, refer to Note 10 in the Notes to Condensed Consolidated Financial Statements.
Other operating (income) expense, net
Other operating income in the current six-month period represented the $336 million reversal of certain reserves related to an appellate court decision which, among other things, reversed an unfavorable antitrust judgment in the Retractable Technologies, Inc. case. Additional disclosures regarding this legal matter are provided Note 5 in the Notes to Condensed Consolidated Financial Statements.
Nonoperating Income
Net interest expense
The components for the three and six-month periods of fiscal years 2017 and 2016 were as follows:

	Three months ended March 31,		Six months ended March 31,
(Millions of dollars)	2017	2016	2017	2016
Interest expense	$(86)	$(99)	$(181)	$(196)
Interest income	7	3	12	9
Net interest expense	$(79)	$(96)	$(169)	$(187)
The decreases in interest expense for the three-month and six-month periods of fiscal year 2017 compared with the prior year's periods primarily reflected lower levels of debt as certain senior notes matured in June and November 2016 and we repurchased certain senior notes in December 2016. Additional disclosures regarding this debt repurchase are provided in Note 14 in the Notes to Condensed Consolidated Financial Statements. The increases in interest income for the three-month and six-month periods of fiscal year 2017 compared with the prior year’s periods primarily reflected higher investment gains on assets related to our deferred compensation plans. The offsetting movement in the deferred compensation plan liability was recorded in Selling and administrative expense.
Other (expense) income, net
The components for the three and six-month periods of fiscal years 2017 and 2016 were as follows:

	Three months ended March 31,		Six months ended March 31,
(Millions of dollars)	2017	2016	2017	2016
Loss on debt extinguishment	$—	$—	$(42)	$—
Share of Vyaire Medical joint venture results, net of income from transition services agreements	(9)	—	5	—
Gains (losses) on undesignated foreign exchange derivatives, net	1	3	(3)	3
Other	3	3	5	8
Other (expense) income, net	$(5)	$6	$(35)	$11
As discussed above, we repurchased certain senior notes in December 2016 and recognized a loss on this extinguishment of debt in the first quarter of fiscal year 2017. Additional disclosures regarding our divestiture of the Respiratory Solutions business and the Vyaire Medical joint venture formed with this business are provided in Note 9 in the Notes to Condensed Consolidated Financial Statements.
Income Taxes
The income tax rates for the three and six-month periods of fiscal years 2017 and 2016 are provided below.

	Three months ended March 31,		Six months ended March 31,
	2017	2016	2017	2016
Effective income tax rate	4.9%	10.0%	14.1%	11.7%

Favorable impact, in basis points, from specified items	760	1,060	70	930
The decrease in the effective income tax rate for the three-month period of fiscal year 2017 largely reflected the tax benefit recorded, upon the settlement of share-based compensation awards, for the three months ended March 31, 2017 of $21 million, as well as a net favorable benefit of several tax audit settlements during the quarter. The share-based compensation-related tax benefit was recognized in connection with BD's adoption of new accounting requirements relating to the income tax effects of share-based compensation awards. Additional disclosures regarding this adoption are provided in Note 2 in the Notes to Condensed Consolidated Financial Statements. The favorable impacts to the effective income tax rate in the current-year quarter were partially offset by a less favorable tax impact in the current-year period, compared with the prior-year period, from specified items. The increase in the effective income tax rate for the six-month period of fiscal year 2017 reflected BD's geographical mix of income and the less favorable tax impact from specified items. The effective income tax rate for the six-month period ended March 31, 2017 was favorably impacted by the year-to-date tax benefits recorded upon the settlement of share-based compensation awards, as previously discussed, of $48 million.
Net Income and Diluted Earnings per Share
Net Income and Diluted Earnings per Share for the three and six-month periods of fiscal years 2017 and 2016 were as follows:

	Three months ended March 31,		Six months ended March 31,
	2017	2016	2017	2016
Net Income (Millions of dollars)	$344	$338	$905	$567
Diluted Earnings per Share	$1.58	$1.56	$4.15	$2.62

Unfavorable impact-specified items	$(0.72)	$(0.62)	$(0.47)	$(1.52)
Unfavorable impact-foreign currency translation	$(0.16)		$(0.17)

Liquidity and Capital Resources
The following table summarizes our condensed consolidated statement of cash flows:

	Six months ended March 31,
(Millions of dollars)	2017	2016
Net cash provided by (used for)
Operating activities	$1,040	$1,020
Investing activities	$(155)	$(170)
Financing activities	$(1,861)	$(576)
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
Net Cash Flows from Investing Activities
Our investments in capital expenditures are focused on projects that enhance our cost structure and manufacturing capabilities, and support our strategy of geographic expansion with select investments in growing markets. Capital expenditure-related cash outflows of $272 million in the first six months of fiscal year 2017, compared with $258 million in the prior-year period, were offset by cash inflows in the current-year period of $165 million from business divestitures. The prior-year period's net cash flows from investing activities included $111 million of proceeds from the sale of a non-core asset.

Net Cash Flows from Financing Activities
Net cash used for financing activities in the first six months of fiscal year 2017 included cash inflows relating to the issuance of euro-denominated notes in December 2016 of $1,054 million. Net cash used for financing activities during the first six months of fiscal year 2017 also reflected $2,189 million of cash outflows associated with our repurchase of certain long-term notes in December 2016 and our repayment of 1.75% notes due on November 8, 2016. Cash outflows from financing activities also reflected a net reduction of our borrowings under our commercial paper program of $50 million. Additional disclosures regarding our issuance and repurchase of debt during the first quarter of fiscal year 2017 are provided in Note 14 in the Notes to Condensed Consolidated Financial Statements. Net cash used for financing activities in the first six months of fiscal year 2017 also reflected our repurchase of $220 million of common stock under an accelerated share repurchase agreement, as previously discussed. No further share repurchases are planned in 2017, as our share repurchase program has been suspended in connection with the announced agreement to acquire Bard. Net cash flows from financing activities in the first six months of fiscal year 2016 included a payment of $300 million to reduce the balance of our commercial paper program.
Certain measures relating to our total debt were as follows:

(Millions of dollars)	March 31, 2017	September 30, 2016
Total debt	$10,306	$11,551

Short-term debt as a percentage of total debt	11.9%	8.7%
Weighted average cost of total debt	3.5%	3.6%
Total debt as a percentage of total capital*	53.3%	57.2%
*    Represents shareholders’ equity, net non-current deferred income tax liabilities, and debt.

The ratio of short-term debt as a percentage of total debt at March 31, 2017 increased as a result of our repurchase of certain long-term debt, as previously discussed, and the reclassification, from long-term debt to short-term debt, of notes due in December 2017. These impacts to the ratio of short-term debt as a percentage of total debt were partially offset by the repayment of $500 million of notes due in November 2016 and the issuance of euro-denominated senior notes.

Cash and Short-term Investments
At March 31, 2017, total worldwide cash and short-term investments were approximately $0.6 billion, substantially all of which was held in jurisdictions outside of the United States. We regularly review the amount of cash and short-term investments held outside the United States and currently intend to use such amounts to fund our international operations and their growth initiatives. In addition, if these amounts were repatriated from foreign jurisdictions to the United States, there could be adverse tax consequences.
Credit Facilities

We have in place a commercial paper borrowing program which allows us to issue a maximum of $1.5 billion in notes and which is available to meet our short-term financing needs, including working capital requirements. Borrowings outstanding under this program were $150 million at March 31, 2017, which reflected a net reduction of $50 million from our outstanding balance of commercial paper borrowing at September 30, 2016, as previously discussed.
We also have in place a $1.5 billion syndicated credit facility which provides backup support for our commercial paper program and can also be used for other general corporate purposes. There were no borrowings outstanding under this credit facility at March 31, 2017. During the first quarter of fiscal year 2017, we extended the expiration date of this credit facility to January 2022 from the original expiration date of January 2021. We may issue up to $100 million in letters of credit under this facility and it also includes a provision that enables BD, subject to additional commitments made by the lenders, to access up to an additional $500 million in financing through the facility for a maximum aggregate commitment of $2 billion. The credit facility includes a single financial covenant that requires BD to maintain an interest expense coverage ratio of not less than 5-to-1 for the most recent four consecutive fiscal quarters. We were in compliance with this covenant as of March 31, 2017. We also have informal lines of credit outside the United States.

In connection with the announcement of the acquisition of Bard, we announced that we had secured access to fully committed bridge financing of $15.7 billion and expect to permanently finance the acquisition (in addition to the equity that will be issued to Bard stockholders) with available cash, as well as, subject to market conditions, approximately $10 billion of new debt and approximately $4.5 billion of equity and equity-linked securities. We anticipate that our existing stockholders will experience dilution as a result of the issuance of the equity and equity-linked securities.  The debt may be incurred under a new or amended credit facility, our entry into one or more senior unsecured term loan facilities, as well as pursuant to issuance of senior unsecured notes.  Following the announcement of the acquisition and anticipated financing plan, Moody’s Investor Service and Standard & Poor’s Ratings Services announced that they plan to downgrade our corporate credit rating to Ba1 and BBB, respectively.  Any downgrade in our corporate credit ratings or other credit ratings may increase our cost of borrowing.
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

•
Risks relating to our acquisition of CareFusion, including our ability to continue to successfully combine and integrate the CareFusion operations in order to fully obtain the anticipated benefits and costs savings from the transaction.

•	Risks related to our pending acquisition of Bard, including:

◦	The failure to satisfy the conditions to completing the transaction, including obtaining required regulatory approvals or approval of the Bard stockholders.

◦	Conditions to obtaining regulatory approval that may place restrictions on the business of the combined company.

◦	Our failure to obtain the anticipated benefits and costs savings from the acquisition.

◦	The impact of the additional debt we will incur and the equity and equity-linked securities that we will issue to finance the acquisition, including on our credit ratings and costs of borrowing.

•	The effect of adverse media exposure or other publicity regarding BD’s business or operations, including the effect on BD’s reputation or demand for its products.

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
Item 4.    Controls and Procedures
An evaluation was carried out by BD’s management, with the participation of BD’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of BD’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of March 31, 2017. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were, as of the end of the period covered by this report, effective and designed to ensure that material information relating to BD and its consolidated subsidiaries would be made known to them by others within these entities. There were no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2017 identified in connection with the above-referenced evaluation that have materially affected, or are reasonably likely to materially affect, BD’s internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1.    Legal Proceedings
We are involved, both as a plaintiff and a defendant, in various legal proceedings which arise in the ordinary course of business, including product liability and environmental matters as set forth in our 2016 Annual Report on Form 10-K and in Note 5 of the Notes to Condensed Consolidated Financial Statements in this report. Since December 31, 2016, there have been no material developments with respect to the legal proceedings in which we are involved, except as provided below.

Antitrust and False Advertising Action

As previously reported, on December 2, 2016, the Court of Appeals issued an opinion reversing the district court judgment as to RTI’s attempted monopolization claim and rendered judgment on that claim in favor of BD. The Court of Appeals affirmed the district court judgment for Lanham Act liability, and remanded the case to the district court to consider whether and if so how much profit should be disgorged by BD on that claim. The Court of Appeals vacated and remanded the injunction ordered by the Court.
On January 31, 2017, RTI filed a petition for a writ of certiorari with the U.S. Supreme Court. On March 20, 2017, the U.S. Supreme Court denied certiorari, and the matter will now return to the district court for a ruling on RTI’s request for disgorgement.
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

Item 1A.    Risk Factors
There were no material changes in the risk factors previously disclosed in Part I, Item 1A, of our 2016 Annual Report on Form 10-K during the period covered by this report, except as follows:
Risks Related to the Bard Acquisition
Completion of the Bard acquisition is subject to conditions and if these conditions are not satisfied or waived, the Bard acquisition will not be completed.
The obligations of us and Bard to complete the Bard acquisition are subject to satisfaction or waiver of a number of conditions, including approval of the Bard acquisition by the Bard stockholders, the expiration or termination of the applicable waiting period in connection with the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”), the receipt of any authorization or consent from certain other governmental authorities required to be obtained with respect to the merger under applicable foreign antitrust laws, the effectiveness of a registration statement on Form S-4 to be filed with respect to shares of our common stock to be issued in the Bard acquisition, approval of the listing on the NYSE of shares of our common stock to be issued in the Bard acquisition, and the absence of an injunction prohibiting the Bard acquisition. Each party’s obligation to complete the Bard acquisition is subject to the satisfaction or waiver (to the extent permitted under applicable law) of certain other customary conditions, the accuracy of the representations and warranties of the other party under the Bard merger agreement (subject to the materiality standards set forth in the Bard merger agreement), the performance by the other party of its respective obligations under the Bard merger agreement in all material respects and delivery of officer certificates by the other party certifying satisfaction of the two preceding conditions. Either we or Bard may, subject to certain exceptions, terminate the Bard merger agreement upon mutual consent or if the Bard acquisition has not been consummated on or before January 23, 2018 (or before April 23, 2018 if all closing conditions have been satisfied other than the receipt of required competition approvals).
The failure to satisfy all of the required conditions could delay the completion of the Bard acquisition for a significant period of time or prevent it from occurring. If the Bard acquisition is not completed, our ongoing business may be materially adversely affected and, without realizing any of the benefits of having completed the Bard acquisition, we will be subject to a number of risks, including the following:

•	the market price of our common stock could decline;

•
if the Bard merger agreement is terminated and our board of directors seeks another business combination, our stockholders cannot be certain that we will be able to find a party willing to enter into a transaction on terms equivalent to or more attractive than the terms that Bard has agreed to in the Bard merger agreement;

•
time and resources, financial and other, committed by our management to matters relating to the Bard acquisition could otherwise have been devoted to pursuing other beneficial opportunities for our company;

•	we may experience negative reactions from the financial markets or from our customers or employees; and

•
we will be required to pay our respective costs relating to the Bard acquisition, including legal, accounting, financial advisory, financing and printing fees, whether or not the Bard acquisition is completed.

In addition, if the Bard acquisition is not completed, we could be subject to litigation related to any failure to complete the Bard acquisition or related to any enforcement proceeding commenced against us to perform our obligations under the Bard merger agreement. The materialization of any of these risks could materially and adversely impact our ongoing business.
Similarly, any delay in completing the Bard acquisition could, among other things, result in additional transaction costs, loss of revenue or other negative effects associated with uncertainty about completion of the Bard acquisition and cause us not to realize some or all of the benefits that we expect to achieve if the Bard acquisition is successfully completed within its expected timeframe. There can be no assurance that the conditions to the closing of the Bard acquisition will be satisfied or waived or that the Bard acquisition will be consummated.
In order to complete the Bard acquisition, we and Bard must make certain governmental filings and obtain certain governmental authorizations, and if such filings and authorizations are not made or granted or are granted with conditions, completion of the Bard acquisition may be jeopardized or the anticipated benefits of the Bard acquisition could be reduced.
Although we and Bard have agreed in the Bard merger agreement to use reasonable best efforts, subject to certain limitations, to make certain governmental filings, to obtain the required expiration or termination of the waiting period under the HSR Act and to obtain any authorization or consent from certain other governmental authorities required to be obtained with respect to the merger under applicable foreign antitrust laws, there can be no assurance that such approvals will be obtained. As a condition to granting termination of the waiting period under the HSR Act and to adoption of approvals of the

Bard acquisition, governmental authorities may impose requirements, limitations or costs or require divestitures or place restrictions on the conduct of our business after completion of the Bard acquisition.
Under the terms of the Bard merger agreement, subject to certain exceptions, we and our subsidiaries are required to accept certain conditions and take certain actions imposed by certain governmental authorities that would apply to, or affect, the businesses, assets or properties of us, our subsidiaries or Bard and its subsidiaries. There can be no assurance that regulators will not impose conditions, terms, obligations or restrictions and that such conditions, terms, obligations or restrictions will not have the effect of (i) delaying completion of the Bard acquisition, (ii) imposing additional material costs on or materially limiting the revenues of the combined company following the Bard acquisition, or (iii) otherwise adversely affecting our businesses and results of operations after completion of the Bard acquisition. In addition, we can provide no assurance that these conditions, terms, obligations or restrictions will not result in the delay or abandonment of the Bard acquisition.
Each party is subject to business uncertainties and contractual restrictions while the proposed merger is pending, which could adversely affect each party’s or the combined company’s business and operations.
In connection with the pendency of the Bard acquisition, it is possible that some customers, suppliers and other persons with whom we or Bard have a business relationship may delay or defer certain business decisions or might decide to seek to terminate, change or renegotiate their relationships with us or Bard, as the case may be, as a result of the Bard acquisition, which could negatively affect our or Bard’s respective revenues, earnings and cash flows, regardless of whether the Bard acquisition is completed. If the Bard acquisition is completed, such terminations, changes or renegotiations could negatively affect the revenues, earnings and cash flows of the combined company. These risks may be exacerbated by delays or other adverse developments with respect to the completion of the Bard acquisition.
Risks Relating to the Combined Company After Completion of the Bard Acquisition
Combining the two companies may be more difficult, costly or time consuming than expected and the anticipated benefits and cost savings of the Bard acquisition may not be realized.
We and Bard have operated and, until the completion of the Bard acquisition, will continue to operate, independently. The success of the Bard acquisition, including anticipated benefits and cost savings, will depend, in part, on our ability to successfully combine and integrate our business with the business of Bard.
The Bard acquisition will involve the integration of Bard’s business with our existing business, which is a complex, costly and time-consuming process. It is possible that the pendency of the Bard acquisition and/or the integration process could result in material challenges, including, without limitation:

•
the diversion of management’s attention from ongoing business concerns and performance shortfalls at one or both of the companies as a result of the devotion of management’s attention to the Bard acquisition;

•	managing a larger combined company;

•	maintaining employee morale and retaining key management and other employees;

•	the possibility of faulty assumptions underlying expectations regarding the integration process;

•	retaining existing business and operational relationships and attracting new business and operational relationships;

•	consolidating corporate and administrative infrastructures and eliminating duplicative operations and inconsistencies in standards, controls, procedures and policies;

•	coordinating geographically separate organizations;

•	unanticipated issues in integrating information technology, communications and other systems; and

•	unforeseen expenses or delays associated with the Bard acquisition.
Many of these factors will be outside of the combined company’s control and any one of them could result in delays, increased costs, decreases in revenues and diversion of management’s time and energy, which could materially affect the combined company’s financial position, results of operations and cash flows.
If we experience difficulties with the integration process, the anticipated benefits of the Bard acquisition may not be realized fully or at all, or may take longer to realize than expected. These integration matters could have an adverse effect on (i) each of us and Bard during this transition period and (ii) the combined company for an undetermined period after completion of the Bard acquisition. In addition, the actual cost savings of the Bard acquisition could be less than anticipated.
In addition, certain risks associated with our industry and business described herein and in our public filings may become more significant following consummation of the Bard acquisition, including, but not limited to, risks relating to: the continued focus by third-party payors on cost containment and government scrutiny of the healthcare industry’s sales and marketing practices, various healthcare reform proposals that have emerged on the federal and state levels and in other jurisdictions where the combined company sells its products, collective bargaining and labor activity and the integrity of our information systems that are run by third party vendors and such vendors’ ability to maintain their systems and reduce any vulnerability to natural and system disruptions and prevent cyber-attacks and other unauthorized access.
The future results of the combined company may be adversely impacted if the combined company does not effectively manage its expanded operations following the completion of the Bard acquisition.
Following the completion of the Bard acquisition, the size of the combined company’s business will be significantly larger than the current size of either our or Bard’s respective businesses. The combined company’s ability to successfully manage this expanded business will depend, in part, upon management’s ability to design and implement strategic initiatives that address not only the integration of two discrete companies, but also the increased scale and scope of the combined business with its associated increased costs and complexity. There can be no assurances that the combined company will be successful or that it will realize the expected operating efficiencies, cost savings and other benefits currently anticipated from the Bard acquisition.
The combined company is expected to incur substantial expenses related to the completion of the Bard acquisition and the integration of BD and Bard.
We and Bard have incurred, and expect to continue to incur, a number of non-recurring costs associated with the Bard acquisition and combining the operations of the two companies. The substantial majority of non-recurring expenses will be comprised of transaction and regulatory costs related to the Bard acquisition.
We also will incur transaction fees and costs related to formulating and implementing integration plans, including facilities and systems consolidation costs and employment-related costs. We continue to assess the magnitude of these costs, and additional unanticipated costs may be incurred in the Bard acquisition and the integration of the two companies’ businesses. Although we expect that the elimination of duplicative costs, as well as the realization of other efficiencies related to the integration of the businesses, should allow us to offset integration-related costs over time, this net benefit may not be achieved in the near term, or at all.
In connection with the Bard acquisition, we will incur significant additional indebtedness, and certain of Bard’s indebtedness will remain outstanding, which could adversely affect us, including by decreasing our business flexibility, and will increase our interest expense.
Our consolidated indebtedness as of March 31, 2017 was approximately $10.3 billion. We will have substantially increased indebtedness following completion of the Bard acquisition, including the incurrence of new indebtedness to finance the Bard acquisition and assumption of Bard’s existing indebtedness, in comparison to our indebtedness on a recent historical basis, which could have the effect of, among other things, reducing our flexibility to respond to changing business and economic conditions and increasing our interest expense.
The amount of cash required to pay interest on our increased indebtedness levels following completion of the Bard acquisition, and thus the demands on our cash resources, will be greater than the amount of cash flows required to service our indebtedness prior to the Bard acquisition. The increased levels of indebtedness following completion of the Bard acquisition could also reduce funds available for working capital, capital expenditures, acquisitions, the repayment or refinancing of our indebtedness as it becomes due and other general corporate purposes and may create competitive disadvantages for us relative to other companies with lower debt levels. In addition, certain of the indebtedness to be incurred in connection with the Bard acquisition may bear interest at variable interest rates. If interest rates increase, variable rate debt will create higher debt service requirements, which could further adversely affect our cash flows. If we do not achieve the expected benefits and cost savings from the Bard acquisition, or if the financial performance of the combined company does not meet current expectations, then our ability to service our indebtedness may be adversely impacted.
In addition, our credit ratings affect the cost and availability of future borrowings and, accordingly, our cost of capital. Our ratings reflect each rating organization’s opinion of our financial strength, operating performance and ability to meet our debt obligations. In connection with the debt financing for the Bard acquisition, it is anticipated that we will seek ratings of our indebtedness from one or more nationally recognized statistical rating organizations. There can be no assurance that we will achieve a particular rating or maintain a particular rating in the future or that we will be able to maintain our current rating. Furthermore, we expect that our combined company’s credit ratings will be lower following the Bard acquisition, including below “investment grade” by Moody’s Investors Service, Inc., which may further increase the combined company’s future borrowing costs and reduce the combined company’s access to capital.

Moreover, in the future we may be required to raise substantial additional financing to fund working capital, capital expenditures, the repayment or refinancing of our indebtedness, acquisitions or other general corporate requirements. Our ability to arrange additional financing or refinancing will depend on, among other factors, our financial position and performance, as well as prevailing market conditions and other factors beyond our control. We cannot assure you that it will be able to obtain additional financing or refinancing on terms acceptable to us or at all.
We may not be able to service all of the combined company’s indebtedness and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful. Our failure to meet our debt service obligations could have a material adverse effect on our business, financial condition and results of operations.
We depend on cash on hand and cash flows from operations to make scheduled debt payments. We expect to be able to meet the estimated cash interest payments on the combined company’s debt following the Bard acquisition through a combination of the expected cash flows from operations of the combined company. However, our ability to generate sufficient cash flow from operations of the combined company and to utilize other methods to make scheduled payments will depend on a range of economic, competitive and business factors, many of which are outside of our control. There can be no assurance that these sources will be adequate. If we are unable to service our indebtedness and fund our operations, we will be forced to reduce or delay capital expenditures, seek additional capital, sell assets or refinance our indebtedness. Any such action may not be successful and we may be unable to service our indebtedness and fund our operations, which could have a material adverse effect on our business, financial condition or results of operations.
The agreements that will govern the indebtedness to be incurred in connection with the Bard acquisition may contain various covenants that impose restrictions on us and certain of our subsidiaries that may affect our ability to operate our businesses.
The agreements that will govern the indebtedness to be incurred in connection with the Bard acquisition may contain various affirmative and negative covenants that may, subject to certain significant exceptions, restrict the ability of certain of our subsidiaries to incur debt and the ability of us and certain of our subsidiaries to, among other things, have liens on our property, and/or merge or consolidate with any other person or sell or convey certain of our assets to any one person, engage in certain transactions with affiliates and change the nature of our business. In addition, the agreements may also require us to comply with certain financial covenants, including financial ratios. The ability of us and our subsidiaries to comply with these provisions may be affected by events beyond our control. Failure to comply with these covenants could result in an event of default, which, if not cured or waived, could accelerate our repayment obligations and could result in a default and acceleration under other agreements containing cross-default provisions. Under these circumstances, we might not have sufficient funds or other resources to satisfy all of our obligations.
Uncertainties associated with the Bard acquisition may cause a loss of management personnel and other key employees of Bard or us, which could adversely affect the future business and operations of the combined company following the Bard acquisition.
We and Bard are dependent on the experience and industry knowledge of our respective officers and other key employees to execute our respective business plans. The combined company’s success after the Bard acquisition will depend in part upon its ability to retain key management personnel and other key employees of us and Bard. Current and prospective employees of us and Bard may experience uncertainty about their future roles with the combined company following the Bard acquisition, which may materially adversely affect the ability of each of us and Bard to attract and retain key personnel during the pendency of and after the Bard acquisition. Accordingly, no assurance can be given that the combined company will be able to retain key management personnel and other key employees of us and Bard.
Completion of the Bard acquisition will trigger change in control or other provisions in certain agreements to which Bard is a party, which may have an adverse impact on the combined company’s business and results of operations.
The completion of the Bard acquisition will trigger change in control and other provisions in certain agreements to which Bard is a party. If we and Bard are unable to negotiate waivers of those provisions, the counterparties may exercise their rights and remedies under the agreements, potentially terminating the agreements or seeking monetary damages. Even if we and Bard are able to negotiate waivers, the counterparties may require a fee for such waivers or seek to renegotiate the agreements on terms less favorable to Bard or the combined company. Any of the foregoing or similar developments may have an adverse impact on the combined company’s business and results of operations.
For example, if the ratings of certain of Bard’s outstanding senior notes are reduced beyond certain thresholds within certain time periods prior to or following the consummation of the Bard acquisition, Bard could be required to offer to repurchase such notes at 101% of the aggregate principal amount of such notes plus any accrued and unpaid interest to the repurchase date.

Following the consummation of the Bard acquisition, the combined company will assume certain potential liabilities relating to Bard, including certain products liability and mass torts claims.
Following the consummation of the Bard acquisition, the combined company will have assumed certain potential liabilities relating to Bard, including certain products liability and mass tort claims with respect to the design, manufacture and marketing of medical devices and related settlement agreements and judgements. Such claims include Hernia Product Claims, Women’s Health Product Claims, Filter Product Claims and other claims. As of March 31, 2017, Bard has reported that there are: (i) approximately 25 federal and 80 state lawsuits involving individual claims by approximately 105 plaintiffs, as well as one putative class action in the United States, are currently pending against Bard with respect to the Hernia Product Claims, (ii) product liability lawsuits involving individual claims by approximately 5,305 plaintiffs are currently pending against Bard in various federal and state jurisdictions with respect to the Women’s Health Product Claims and (iii) product liability lawsuits involving individual claims by approximately 1,755 plaintiffs are currently pending against Bard in various federal and state jurisdictions with respect to the Filter Product Claims.
Bard does not maintain or has limited remaining insurance coverage for certain of these claims and the combined company may not be able to obtain additional insurance on acceptable terms or at all that will provide adequate protection against potential liabilities. Moreover, in some circumstances adverse events arising from or associated with the design, manufacture, quality or marketing of our combined company’s products could result in the FDA suspending or delaying its review of our applications for new product approvals, or imposing post market approval requirements. In addition, reserves established by Bard or the combined company for estimated losses, including with respect to these claims, do not represent an exact calculation of actual liability but instead represent estimates of the probable loss at the time the reserve is established. Due to the inherent uncertainty underlying loss reserve estimates, additional reserves may be established from time-to-time, and actual losses relating to the assumed Bard liabilities may be materially higher or lower than the related reserve. Any of the foregoing could have a material adverse effect on our business, financial condition or results of operations.

Risks Related to Ownership of Our Common Stock

Future sales and issuances of our shares of common stock could reduce the market price of our shares of common stock.
We will issue a significant number of shares of our common stock in connection with the Bard acquisition. Many Bard stockholders may decide not to hold the shares of our common stock they will receive in the Bard acquisition. Other Bard stockholders, such as funds with limitations on their permitted holdings of stock in individual issuers, may be required to sell the shares of our common stock that they receive in the Bard acquisition. Such sales of our common stock could have the effect of depressing the market price for our common stock and may take place promptly following the Bard acquisition.
In addition, we expect to issue a significant amount of equity and equity-linked securities to finance a portion of the Bard acquisition. To the extent we issue equity or equity-linked securities that are convertible into shares of our common stock, the market price of our common stock could become more volatile and could be depressed by:

•
investors’ anticipation of the potential resale in the market of a substantial number of additional shares of our common stock, including common stock received upon conversion of any equity-linked securities;

•	possible sales of our common stock by investors who view the equity-linked securities as a more attractive means of equity participation in us than owning shares of our common stock; and

•	hedging or arbitrage trading activity that may develop involving the equity or equity-linked securities.

Any of these events may dilute your ownership interest in our company and have an adverse impact on the price of our common stock.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
The table below sets forth certain information regarding our purchases of common stock of BD during the quarter ended March 31, 2017.
Issuer Purchases of Equity Securities

For the three months ended March 31, 2017	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
January 1 – 31, 2017	2,217	$164.51	—	7,857,742
February 1 – 28, 2017	392	179.46	—	7,857,742
March 1 – 31, 2017	—	—	—	7,857,742
Total	2,609	$166.76	—	7,857,742

(1)
Includes 2,609 shares purchased during the quarter in open market transactions by the trust relating to BD’s Deferred Compensation and Retirement Benefit Restoration Plan and 1996 Directors’ Deferral Plan.

(2)	Represents shares available under a repurchase program authorized by the Board of Directors on September 24, 2013 for 10 million shares, for which there is no expiration date.

Item 3.    Defaults Upon Senior Securities
Not applicable.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information

Alexandre Conroy has been appointed BD’s Worldwide President, BD Medical - Medication and Procedural Solutions, effective May 1, 2017.  Mr. Conroy had been serving as BD’s Executive Vice President and President, Europe, EMA and Americas since 2011.

Item 6.    Exhibits

Exhibit 2
Agreement and Plan of Merger, dated as of April 23, 2017, among C.R. Bard, Inc., Becton, Dickinson and Company and Lambda Corp. (incorporated by reference to Exhibit 2.1 of the registrant’s Current Report on Form 8-K dated April 24, 2017).

Exhibit 3	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 of the registrant’s Current Report on Form 8-K dated April 24, 2017).

Exhibit 10.1	Performance Incentive Plan, amended and restated as of January 24, 2017.

Exhibit 10.2	Commitment Letter (incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K dated April 24, 2017).

Exhibit 31	Certifications of Chief Executive Officer and Chief Financial Officer, pursuant to SEC Rule 13a - 14(a).

Exhibit 32	Certifications of Chief Executive Officer and Chief Financial Officer, pursuant to Rule 13a - 14(b) and Section 1350 of Chapter 63 of Title 18 of the U.S. Code.

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
Dated: May 2, 2017

/s/ Christopher Reidy
Christopher Reidy
Executive Vice President, Chief Financial Officer and Chief Administrative Officer
(Principal Financial Officer)

/s/ John Gallagher
John Gallagher
Senior Vice President, Corporate Finance, Controller and Treasurer
(Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibits

2
Agreement and Plan of Merger, dated as of April 23, 2017, among C.R. Bard, Inc., Becton, Dickinson and Company and Lambda Corp. (incorporated by reference to Exhibit 2.1 of the registrant’s Current Report on Form 8-K dated April 24, 2017).

3	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 of the registrant’s Current Report on Form 8-K dated April 24, 2017).

10.1	Performance Incentive Plan, amended and restated as of January 24, 2017.

10.2	Commitment Letter (incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K dated April 24, 2017).

31	Certifications of Chief Executive Officer and Chief Financial Officer, pursuant to SEC Rule 13a - 14(a).

32	Certifications of Chief Executive Officer and Chief Financial Officer, pursuant to Rule 13a - 14(b) and Section 1350 of Chapter 63 of Title 18 of the U.S. Code.

101
The following materials from this report, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.