Form 10-Q
period 2017-06-30
BECTON DICKINSON & CO
filed 2017-08-03
CIK 10795

Table of Contents

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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
There were 227,564,969 share of Common Stock, $1.00 par value, outstanding at June 30, 2017.

BECTON, DICKINSON AND COMPANY
FORM 10-Q
For the quarterly period ended June 30, 2017

ITEM 1. FINANCIAL STATEMENTS
BECTON, DICKINSON AND COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
Millions of dollars

	June 30, 2017	September 30, 2016
Assets	(Unaudited)
Current Assets:
Cash and equivalents	$13,852	$1,541
Short-term investments	17	27
Trade receivables, net	1,749	1,618
Current portion of net investment in sales-type leases	35	339
Inventories:
Materials	320	316
Work in process	293	274
Finished products	1,216	1,129
	1,829	1,719
Assets held for sale	—	642
Prepaid expenses and other	731	480
Total Current Assets	18,212	6,367
Property, Plant and Equipment	8,975	8,419
Less allowances for depreciation and amortization	4,565	4,518
Property, Plant and Equipment, Net	4,410	3,901
Goodwill	7,513	7,419
Customer Relationships, Net	2,867	3,022
Developed Technology, Net	2,533	2,655
Other Intangibles, Net	588	604
Capitalized Software, Net	61	70
Net Investment in Sales-Type Leases, Less Current Portion	43	796
Other Assets	938	753
Total Assets	$37,166	$25,586
Liabilities and Shareholders’ Equity
Current Liabilities:
Short-term debt	$453	$1,001
Payables and accrued expenses	2,820	3,210
Liabilities held for sale	—	189
Total Current Liabilities	3,273	4,400
Long-Term Debt	18,563	10,550
Long-Term Employee Benefit Obligations	1,337	1,319
Deferred Income Taxes and Other	1,406	1,684
Commitments and Contingencies (See Note 5)
Shareholders’ Equity
Preferred stock	2	—
Common stock	347	333
Capital in excess of par value	9,586	4,693
Retained earnings	12,989	12,727
Deferred compensation	22	22
Common stock in treasury - at cost	(8,437)	(8,212)
Accumulated other comprehensive loss	(1,923)	(1,929)
Total Shareholders’ Equity	12,587	7,633
Total Liabilities and Shareholders’ Equity	$37,166	$25,586
Amounts may not add due to rounding.
See notes to condensed consolidated financial statements

BECTON, DICKINSON AND COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
Millions of dollars, except per share data
(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2017	2016	2017	2016
Revenues	$3,035	$3,198	$8,927	$9,252
Cost of products sold	1,532	1,651	4,539	4,813
Selling and administrative expense	719	728	2,151	2,209
Research and development expense	186	207	554	575
Acquisitions and other restructurings	81	96	243	321
Other operating expense, net	741	—	405	—
Total Operating Costs and Expenses	3,258	2,682	7,892	7,918
Operating (Loss) Income	(223)	516	1,035	1,334
Interest expense	(184)	(97)	(364)	(293)
Interest income	19	5	31	14
Other (expense) income, net	(16)	(1)	(51)	10
(Loss) Income Before Income Taxes	(404)	422	650	1,065
Income tax (benefit) provision	(271)	32	(123)	107
Net (Loss) Income	(132)	390	773	958
Preferred stock dividends	(32)	—	(32)	—
Net (loss) income applicable to common shareholders	$(165)	$390	$741	$958

Basic Earnings per Share	$(0.75)	$1.83	$3.43	$4.51
Diluted Earnings per Share	$(0.75)	$1.80	$3.36	$4.41
Dividends per Common Share	$0.73	$0.66	$2.19	$1.98
Amounts may not add due to rounding.
See notes to condensed consolidated financial statements

BECTON, DICKINSON AND COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Millions of dollars
(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2017	2016	2017	2016
Net (Loss) Income	$(132)	$390	$773	$958
Other Comprehensive Income (Loss), Net of Tax
Foreign currency translation adjustments	87	38	(52)	101
Defined benefit pension and postretirement plans	15	12	44	36
Cash flow hedges	(15)	(7)	15	(3)
Other Comprehensive Income, Net of Tax	86	43	7	134
Comprehensive (Loss) Income	$(46)	$433	$780	$1,091
Amounts may not add due to rounding.
See notes to condensed consolidated financial statements

BECTON, DICKINSON AND COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Millions of dollars
(Unaudited)

	Nine Months Ended June 30,
	2017	2016
Operating Activities
Net income	$773	$958
Adjustments to net income to derive net cash provided by operating activities:
Depreciation and amortization	802	841
Share-based compensation	138	158
Deferred income taxes	(339)	(150)
Change in operating assets and liabilities	(665)	(49)
Pension obligation	56	63
Excess tax benefits from payments under share-based compensation plans	60	—
Lease contract modification-related charge	741	—
Other, net	(142)	34
Net Cash Provided by Operating Activities	1,424	1,854
Investing Activities
Capital expenditures	(467)	(405)
Proceeds from sale of investments, net	17	12
Acquisitions of businesses, net of cash acquired	(158)	—
Proceeds from divestitures, net	165	158
Other, net	(94)	(83)
Net Cash Used for Investing Activities	(536)	(318)
Financing Activities
Change in short-term debt	50	(150)
Proceeds from long-term debt	11,462	—
Payments of debt	(3,980)	(751)
Proceeds from issuance of equity securities	4,827	—
Repurchase of common stock	(220)	—
Excess tax benefits from payments under share-based compensation plans	—	75
Dividends paid	(478)	(421)
Other, net	(229)	(29)
Net Cash Provided by (Used for) Financing Activities	11,433	(1,276)
Effect of exchange rate changes on cash and equivalents	(11)	2
Net increase in cash and equivalents	12,310	262
Opening Cash and Equivalents	1,541	1,424
Closing Cash and Equivalents	$13,852	$1,686
Amounts may not add due to rounding.
See notes to condensed consolidated financial statements

BECTON, DICKINSON AND COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
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

Note 2 – Accounting Changes
New Accounting Principles Adopted
On October 1, 2016, the Company prospectively adopted amended requirements issued by the Financial Accounting Standards Board ("FASB") relating to the timing of recognition and classification of share-based compensation award-related income tax effects. Upon the settlement of awards in the first three quarters of fiscal year 2017, the Company recorded tax benefits for the three and nine months ended June 30, 2017 of $12 million and $60 million, respectively, to Income tax provision (benefit) within its consolidated statement of income. The Company expects to record additional tax benefits in the fourth quarter of fiscal year 2017. These tax benefits were recorded within Capital in excess of par value on the Company's condensed consolidated balance sheet in the prior-year period. Because these excess tax benefits are no longer recorded in Capital in excess of par value, the current year-to-date adjustment for the dilutive impact of share equivalents from share-based plans, which is used in the Company's computation of diluted earnings per share, increased by approximately 1 million shares. Also per the amended guidance, the Company classified the $60 million of excess tax benefits for the nine months ended June 30, 2017 on its condensed consolidated statement of cash flows within Net Cash Provided by Operating Activities, rather than Net Cash Provided by (Used for) Financing Activities, which included the excess tax benefits for the nine months ended June 30, 2016. The amended guidance allows entities to account for award forfeitures as they occur; however, the Company has elected to continue its determination of compensation cost recognized in each period based upon an estimate of expected future forfeitures.
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

Note 3 – Accumulated Other Comprehensive Income (Loss)
The components and changes of Accumulated other comprehensive income (loss) for the nine-month period ended June 30, 2017 were as follows:

(Millions of dollars)	Total	Foreign Currency Translation	Benefit Plans	Cash Flow Hedges
Balance at September 30, 2016	$(1,929)	$(1,011)	$(883)	$(35)
Other comprehensive (loss) income before reclassifications, net of taxes	(44)	(52)	—	8
Amounts reclassified into income, net of taxes	50	—	44	7
Balance at June 30, 2017	$(1,923)	$(1,064)	$(839)	$(20)
The amount of foreign currency translation recognized in other comprehensive income during the nine months ended June 30, 2017 included net losses relating to net investment hedges, as further discussed in Note 13. The amount recognized in other comprehensive income during the nine months ended June 30, 2017 relating to cash flow hedges represented net gains on forward starting interest rate swaps, which are also further discussed in Note 13. The tax provision relating to these net gains was $5 million. The tax benefit relating to net losses on cash flow hedges recognized in other comprehensive income for the three months ended June 30, 2017 was $10 million.
Reclassifications out of Accumulated other comprehensive income (loss) were as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
(Millions of dollars)	2017	2016	2017	2016
Benefit Plans
Reclassification of losses into income	$22	$18	$66	$55
Associated tax benefits	(7)	(6)	(22)	(19)
Amounts reclassified into income, net of taxes (A)	$15	$12	$44	$36

Cash Flow Hedges
Reclassification of losses into income	$2	$5	$11	$14
Associated tax benefits	(1)	(2)	(4)	(5)
Amounts reclassified into income, net of taxes (B)	$1	$3	$7	$9

(A)
These reclassifications were not recorded into income in their entirety and were included in the computation of net periodic benefit plan costs. Additional details regarding the Company's benefit plans are provided in Note 8.

(B)	These reclassifications were recorded to Interest expense and Cost of products sold. Additional details regarding the Company's cash flow hedges are provided in Note 13.

Note 4 – Earnings per Share
The weighted average common shares used in the computations of basic and diluted earnings per share (shares in thousands) were as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2017	2016	2017	2016
Average common shares outstanding	220,807	213,083	215,817	212,411
Dilutive share equivalents from share-based plans (A) (B)	—	4,289	4,589	4,735
Average common and common equivalent shares outstanding – assuming dilution	220,807	217,372	220,406	217,146

(A)
For the three months ended June 30, 2017, 4 million dilutive share equivalents from share-based plans and 6 million dilutive share equivalents associated with mandatory convertible preferred stock were excluded from the diluted shares outstanding calculation because the result would have been antidilutive under the “if-converted” method.  For the nine months ended June 30, 2017, 2 million dilutive share equivalents associated with mandatory convertible preferred stock were excluded from the diluted shares outstanding calculation because the result would have been antidilutive.

(B)
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

Accelerated Share Repurchase Agreement
Using proceeds received from the divestiture of the Respiratory Solutions business in the first quarter of fiscal year 2017, the Company repurchased approximately 1.3 million shares of its common stock under an accelerated share repurchase agreement. The repurchased shares were recorded as a $220 million increase to Common stock in treasury.
Common and Preferred Stock Offerings
In May 2017 and in connection with the Company's pending agreement to acquire C.R. Bard, Inc. ("Bard"), which is further discussed in Note 9, the Company completed registered public offerings of equity securities including:

•	14.025 million shares of the Company's common stock for net proceeds of $2.4 billion (gross proceeds of $2.5 billion).

•
2.475 million shares of the Company's mandatory convertible preferred stock (ownership is held in the form of depositary shares, each representing a 1/20th interest in a share of preferred stock) for net proceeds of $2.4 billion (gross proceeds of $2.5 billion). If and when declared, dividends on the mandatory convertible preferred stock will be payable on a cumulative basis at an annual rate of 6.125% on the liquidation preference of $1,000 per preferred share ($50 per depositary share). The shares of preferred stock are convertible to a minimum of 11.7 million and up to a maximum of 14.0 million shares of Company common stock at an exchange ratio, based on the market price of the Company’s common stock at the date of conversion, and no later than the mandatory conversion date of May 1, 2020.

The Company will use the net proceeds from these offerings to finance a portion of the cash consideration payable upon the closing of the Bard acquisition, which the Company expects to occur in the fourth calendar quarter of 2017.

Note 5 – Contingencies

Given the uncertain nature of litigation generally, the Company is not able, in all cases, to estimate the amount or range of loss that could result from an unfavorable outcome of the litigation to which the Company is a party. In accordance with U.S. generally accepted accounting principles, the Company establishes accruals to the extent probable future losses are estimable (in the case of environmental matters, without considering possible third-party recoveries). In view of the uncertainties discussed below, the Company could incur charges in excess of any currently established accruals and, to the extent available, liability insurance. In the opinion of management, any such future charges, individually or in the aggregate, could have a material adverse effect on the Company’s consolidated results of operations and consolidated cash flows.
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
On September 19, 2013, a jury returned a verdict against BD with respect to RTI’s Lanham Act claim and claim for attempted monopolization based on deception in the safety syringe market. The jury awarded RTI $113.5 million for its attempted monopolization claim (which would be trebled under the antitrust statute). The jury’s verdict rejected RTI’s monopolization claims in the markets for safety syringes, conventional syringes and safety IV catheters; its attempted monopolization claims in the markets for conventional syringes and safety IV catheters; and its claims for contractual restraint of trade and exclusive dealing in the markets for safety syringes, conventional syringes and safety IV catheters. In connection with the verdict, the Company recorded a pre-tax charge of approximately $341 million in the fourth quarter of fiscal year 2013. With respect to RTI's requested injunction relief, in November 2014, the Court granted RTI’s request that BD be ordered to issue certain corrective statements regarding its advertising and enjoined from making certain advertising claims. The Court denied RTI’s request for injunctive relief relating to BD’s contracting practices and BD’s safety syringe advertising, finding that RTI failed to prove that BD’s contracting practices violated the antitrust laws or that BD’s safety syringe advertising is false. On January 14, 2015, the Court granted in part and denied in part BD’s motion for a stay of the injunction. The Court held that, pending appeal, BD would not be required to send the corrective advertising notices to end-user customers, but only to employees, distributors and Group Purchasing Organizations. On January 15, 2015, the Court entered its Final Judgment in the case ordering that RTI recover $341 million for its attempted monopolization claim and $12 million for attorneys’ fees, and awarded pre and post-judgment interest and costs. On February 3, 2015, the Court of Appeals for the Fifth Circuit denied BD’s motion for a stay of the injunction pending the final appeal, and BD thereafter complied with the Court’s order. On April 23, 2015, the Court granted BD’s motion to eliminate the award of pre-judgment interest, and entered a new Final Judgment. BD thereafter appealed to the Court of Appeals challenging the entirety of the Final Judgment.  On December 2, 2016, the Court of Appeals issued an opinion reversing the judgment as to RTI’s attempted monopolization claim and rendered judgment on that claim in favor of BD.  As a result, the Company reversed $336 million of reserves associated with this judgment, which was recorded in Other operating (income) expense, net. The Court of Appeals affirmed the judgment for Lanham Act liability, and remanded the case to the district court to consider whether and if so how much profit should be disgorged by BD on that claim.  The Court of Appeals vacated and remanded the injunction ordered by the Court. On January 31, 2017, RTI filed a petition for a writ of certiorari with the U.S. Supreme Court. On March 20, 2017, the U.S. Supreme Court denied certiorari, and the district court will rule on RTI’s request for disgorgement.
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

Note 6 – Segment Data
The Company's organizational structure is based upon two principal business segments: BD Medical (“Medical”) and BD Life Sciences (“Life Sciences”). These segments are strategic businesses that are managed separately because each one develops, manufactures and markets distinct products and services. The Company evaluates performance of its business segments and allocates resources to them primarily based upon operating income. Segment operating income represents revenues reduced by product costs and operating expenses. As more fully discussed in Note 10, the Company sold a 50.1% controlling financial interest in its Respiratory Solutions business, a component of the Medical segment, in October 2016. This transaction did not meet the criteria established for reporting discontinued operations and as such, results for the three and nine months ended June 30, 2016 included $199 million and $620 million, respectively, of revenues which did not occur in the current-year periods.
Financial information for the Company’s segments was as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
(Millions of dollars)	2017	2016	2017	2016
Revenues (A)
Medical	$2,038	$2,235	$5,989	$6,420
Life Sciences	997	963	2,937	2,832
Total Revenues	$3,035	$3,198	$8,927	$9,252
Income Before Income Taxes
Medical	$553	$571	$1,638	$1,549
Life Sciences	199	200	574	604
Total Segment Operating Income	751	771	2,212	2,152
Acquisitions and other restructurings	(81)	(96)	(243)	(321)
Net interest expense	(165)	(92)	(334)	(279)
Other unallocated items (B)	(909)	(160)	(985)	(488)
(Loss) Income Before Income Taxes	$(404)	$422	$650	$1,065

(A)	Intersegment revenues are not material.

(B)
Primarily comprised of foreign exchange, corporate expenses, and share-based compensation expense. The amounts for the three and nine months ended June 30, 2017 also included a $741 million non-cash charge resulting from a modification to the Company's dispensing equipment lease contracts with customers. The amount for the nine months ended June 30, 2017 included a $336 million reversal of certain reserves related to an appellate court decision which, among other things, reversed an unfavorable antitrust judgment in the RTI case. Additional disclosures regarding the legal matter and the lease contract modification are provided in Notes 5 and 16, respectively.

Revenues by geographic areas were as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
(Millions of dollars)	2017	2016	2017	2016
Revenues
United States	$1,603	$1,735	$4,859	$5,145
International	1,433	1,463	4,068	4,107
Total Revenues	$3,035	$3,198	$8,927	$9,252
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
The fair value of share-based payments is recognized as compensation expense in net income. Compensation expense charged to income was $39 million for the three months ended June 30, 2017 and 2016. Compensation expense charged to income for the nine months ended June 30, 2017 and 2016 was $138 million and $158 million, respectively.
The amount of unrecognized compensation expense for all non-vested share-based awards as of June 30, 2017 was approximately $216 million, which is expected to be recognized over a weighted-average remaining life of approximately 2.1 years.
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

Net pension and postretirement cost included the following components for the three months ended June 30:

	Pension Plans		Other Postretirement Benefits
(Millions of dollars)	2017	2016	2017	2016
Service cost	$27	$20	$1	$1
Interest cost	18	18	1	1
Expected return on plan assets	(34)	(27)	—	—
Amortization of prior service credit	(4)	(4)	(1)	(1)
Amortization of loss	28	19	—	—
Settlements	—	3	—	—
Net pension and postretirement cost	$36	$29	$1	$1

Net pension and postretirement cost included the following components for the nine months ended June 30:

	Pension Plans		Other Postretirement Benefits
(Millions of dollars)	2017	2016	2017	2016
Service cost	$79	$61	$2	$2
Interest cost	53	54	3	4
Expected return on plan assets	(97)	(82)	—	—
Amortization of prior service credit	(12)	(11)	(4)	(4)
Amortization of loss	80	58	1	1
Settlements	—	4	—	—
Net pension and postretirement cost	$103	$85	$3	$4

The amounts provided above for amortization of prior service credit and amortization of loss represent the reclassifications of prior service credits and net actuarial losses that were recognized in Accumulated other comprehensive income (loss) in prior periods.

Postemployment benefit costs accounted for under a service-based approach were $10 million for the three months ended June 30, 2017 and 2016. Postemployment benefit costs were $30 million for the nine months ended June 30, 2017 and 2016. Employee termination costs associated with the Company's restructuring activities are provided in Note 11.

Note 9 – Acquisitions
Definitive Agreement to Acquire Bard
On April 23, 2017, the Company announced that it had entered into a definitive agreement under which BD will acquire Bard for an implied value of $317.00 per Bard common share in cash and stock, for estimated total consideration of approximately $24 billion. The combination will create a highly differentiated medical technology company uniquely positioned to improve both the process of care and the treatment of disease for patients and healthcare providers.
Under the terms of the transaction, Bard common shareholders will be entitled to receive approximately $222.93 in cash and 0.5077 shares of BD stock per Bard share, or an implied value of $317.00 per Bard common share based on BD's closing price on April 21, 2017. At closing, Bard shareholders will own approximately 15 percent of the combined company. The Company will finance the cash portion of total consideration transferred with available cash, which will include $4.8 billion of net proceeds raised in the third quarter through registered public offerings of equity securities and approximately $9.6 billion of net proceeds also raised in the third quarter through debt transactions. The total consideration transferred will also include an estimated $8 billion of BD common stock. The transaction is subject to regulatory and Bard shareholder approval and customary closing conditions, and is expected to close in the fourth calendar quarter of 2017.
Acquisition of Remaining Interest in Caesarea Medical Electronics
Upon the Company's acquisition of a 100% interest in CareFusion Corp. ("CareFusion") in March 2015, it acquired a 40% ownership interest in Caesarea Medical Electronics ("CME"), an Israeli-based global infusion pump systems manufacturer. The Company previously accounted for this interest as an equity investment. On April 3, 2017, the Company acquired the remaining 60% ownership interest in CME.

Note 10 – Divestiture
Respiratory Solutions
On October 3, 2016, the Company sold a 50.1% controlling financial interest in its Respiratory Solutions business, a component of the Medical segment, to form a venture, Vyaire Medical. The Company retained a 49.9% non-controlling interest in the new standalone entity. The buyer will control the operations and governance of the new entity. The Company accounts for its remaining interest in the new entity as an equity method investment and, beginning on January 1, 2017, records its share of the new entity's earnings or losses on a one-quarter lag to Other income (expense), net. The Company has agreed to various contract manufacturing and certain logistical and transition services agreements with the new entity for a period of up to two years after the sale. The historical financial results for the Respiratory Solutions business, which included approximately $199 million and $620 million of revenues for the three and nine months ended June 30, 2016, respectively, have not been classified as a discontinued operation.

Note 11 – Business Restructuring Charges
In connection with the Company's fiscal year 2015 acquisition of CareFusion and other portfolio rationalization initiatives, the Company incurred restructuring costs during the nine months ended June 30, 2017, which were recorded as Acquisitions and other restructurings. Restructuring liability activity for the nine months ended June 30, 2017 was as follows:

(Millions of dollars)	Employee Termination	Other	Total
Balance at September 30, 2016	$67	$2	$69
Charged to expense	3	51	54
Cash payments	(22)	(34)	(56)
Non-cash settlements	—	(9)	(9)
Other adjustments	—	(7)	(7)
Balance at June 30, 2017	$48	$3	$51

Note 12 – Intangible Assets
Intangible assets consisted of:

	June 30, 2017		September 30, 2016
(Millions of dollars)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets
Customer relationships	$3,375	$508	$3,360	$339
Developed technology	3,484	951	3,409	754
Product rights	123	49	125	43
Trademarks	408	61	405	45
Patents and other	363	264	349	254
Amortized intangible assets	$7,754	$1,833	$7,648	$1,435
Unamortized intangible assets
Acquired in-process research and development	$66		$66
Trademarks	2		2
Unamortized intangible assets	$68		$68

Intangible amortization expense for the three months ended June 30, 2017 and 2016 was $132 million and $133 million, respectively. Intangible amortization expense for the nine months ended June 30, 2017 and 2016 was $400 million and $422 million, respectively.
The following is a reconciliation of goodwill by business segment:

(Millions of dollars)	Medical	Life Sciences	Total
Goodwill as of September 30, 2016	$6,688	$731	$7,419
Acquisitions (A)	97	24	121
Divestiture (B)	(25)	—	(25)
Currency translation	(1)	—	(1)
Goodwill as of June 30, 2017	$6,758	$755	$7,513

(A)	Represents goodwill recognized upon the Company's acquisitions made during the year. Such acquisitions were not material individually or in the aggregate.

(B)	Represents goodwill derecognized upon the Company's sale of a 50.1% controlling financial interest in the Respiratory Solutions business, as further discussed in Note 10.

Note 13 – Derivative Instruments and Hedging Activities
The Company uses derivative instruments to mitigate certain exposures. The effects these derivative instruments and hedged items have on financial position, financial performance, and cash flows are provided below.
Foreign Currency Risks and Related Strategies
The Company has foreign currency exposures throughout Europe, Greater Asia, Canada and Latin America. Transactional currency exposures that arise from entering into transactions, generally on an intercompany basis, in non-hyperinflationary countries that are denominated in currencies other than the functional currency are mitigated primarily through the use of forward contracts and currency options. Hedges of the transactional foreign exchange exposures resulting primarily from intercompany payables and receivables are undesignated hedges. As such, the gains or losses on these instruments are recognized immediately in income. The offset of these gains or losses against the gains and losses on the underlying hedged items, as well as the hedging costs associated with the derivative instruments, is recognized in Other income (expense), net. The total notional amounts of the Company’s outstanding foreign exchange contracts as of June 30, 2017 and September 30, 2016 were $1.3 billion and $2.3 billion, respectively.

In order to mitigate foreign currency exposure relating to its investments in certain foreign subsidiaries, the Company has designated $1.9 billion of euro-denominated debt, issued during the first and third quarters of fiscal year 2017, as net investment hedges. Accordingly, net gains or losses relating to this debt, which are attributable to changes in the euro to U.S. dollar spot exchange rate, are recorded as accumulated foreign currency translation in Other comprehensive income (loss). Recognition of hedge ineffectiveness into earnings will occur if the notional amount of the euro-denominated debt no longer matches the portion of the net investments in foreign subsidiaries which underlie the hedges. The Company's balance of Accumulated other comprehensive income (loss) as of June 30, 2017 included net losses relating to these net investment hedges of $57 million. Additional disclosures regarding the Company's issuances of the euro-denominated debt in fiscal year 2017 are provided in Note 15.
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
At September 30, 2016, the total notional value of the Company's outstanding forward starting interest rate swaps, which were entered into to mitigate the Company's exposure to interest rate risk and were designated as cash flow hedges was $500 million. These interest rate swaps, as well as additional forward starting interest rate swaps the Company entered into during the third quarter of fiscal year 2017 with a notional amount of $1.75 billion, were terminated at a net loss, concurrent with the issuance of senior unsecured U.S. notes in the third quarter. This net loss will be amortized over the lives of the notes issued with an offset to Interest expense. Additional disclosures regarding the Company's issuance of senior unsecured U.S. notes are provided in Note 15.
The total notional amount of the Company’s outstanding interest rate swaps designated as fair value hedges was $375 million at June 30, 2017 and September 30, 2016. The outstanding swaps represent fixed-to-floating interest rate swap agreements the Company entered into to convert the interest payments on $375 million of the Company’s 3.125% notes due 2021 from the fixed rate to a floating interest rate based on LIBOR. Changes in the fair value of the interest rate swaps offset changes in the fair value of the fixed rate debt. The gains (losses) recorded on these fair value hedges, which were offset by losses (gains) recorded to the underlying debt instruments, are provided below.

	Three Months Ended June 30,		Nine Months Ended June 30,
(Millions of dollars)	2017	2016	2017	2016
Gains (losses) on fair value hedges	$1	$3	$(14)	$9
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

(Millions of dollars)	June 30, 2017	September 30, 2016
Asset derivatives-designated for hedge accounting
Interest rate swaps	$8	$23
Asset derivatives-undesignated for hedge accounting
Forward exchange contracts	4	3
Total asset derivatives (A)	$13	$25
Liability derivatives-designated for hedge accounting
Interest rate swaps	—	18
Liability derivatives-undesignated for hedge accounting
Forward exchange contracts	1	13
Total liability derivatives (B)	$1	$31

(A)	All asset derivatives are included in Prepaid expenses and other.

(B)	All liability derivatives are included in Payables and accrued expenses.

Effects on Consolidated Statements of Income
Cash flow hedges
The amounts recognized in other comprehensive income during the three and nine months ended June 30, 2017 and 2016 related to the previously discussed forward starting interest rate swaps.

	Three Months Ended June 30,		Nine Months Ended June 30,
(Millions of dollars)	2017	2016	2017	2016
After-tax (losses) gains relating to cash flow hedges recognized in other comprehensive income (loss)	$(17)	$(10)	$8	$(12)
The Company’s derivative instruments designated as cash flow hedges are highly effective. As such, there are no gains or losses, related to hedge ineffectiveness or amounts excluded from hedge effectiveness testing, recognized immediately in income relative to cash flow hedges outstanding in the periods presented.
Undesignated hedges
The location and amount of gains and losses recognized in income on derivatives not designated for hedge accounting were as follows:

	Location of (Loss) Gain Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives		Amount of Gain Recognized in Income on Derivatives
Derivatives Not Designated as Hedging Instruments		Three Months Ended June 30,		Nine Months Ended June 30,
(Millions of dollars)		2017	2016	2017	2016
Forward exchange contracts (A)	Other income (expense), net	$13	$(13)	$6	$13

(A)
The gains and losses on forward contracts and currency options utilized to hedge the intercompany transactional foreign exchange exposures are largely offset by gains and losses on the underlying hedged items in Other income (expense), net.

Note 14 – Financial Instruments and Fair Value Measurements
The fair values of financial instruments, including those not recognized on the statement of financial position at fair value, carried at June 30, 2017 and September 30, 2016 are classified in accordance with the fair value hierarchy in the following tables:

		Basis of Fair Value Measurement
(Millions of dollars)	June 30, 2017 Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Institutional money market investments	$1,659	$1,659	$—	$—
Interest rate swaps	8	—	8	—
Forward exchange contracts	4	—	4	—
Total Assets	$1,671	$1,659	$13	$—
Liabilities
Forward exchange contracts	$1	$—	$1	$—
Contingent consideration liabilities	21	—	—	21
Total Liabilities	$22	$—	$1	$21

		Basis of Fair Value Measurement
(Millions of dollars)	September 30, 2016 Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Institutional money market investments	$224	$224	$—	$—
Interest rate swaps	23	—	23	—
Forward exchange contracts	3	—	3	—
Total Assets	$249	$224	$25	$—
Liabilities
Forward exchange contracts	$13	$—	$13	$—
Interest rate swaps	18	—	18	—
Contingent consideration liabilities	54	—	—	54
Total Liabilities	$86	$—	$31	$54
The Company’s institutional money market accounts permit daily redemption and the fair values of these investments are based upon the quoted prices in active markets provided by the holding financial institutions. The Company’s remaining cash equivalents were $12.193 billion and $1.317 billion at June 30, 2017 and September 30, 2016, respectively. Short-term investments are held to their maturities and are carried at cost, which approximates fair value. The cash equivalents consist of liquid investments with a maturity of three months or less and the short-term investments consist of instruments with maturities greater than three months and less than one year.
The Company measures the fair value of forward exchange contracts and interest rate swaps based upon the present value of expected future cash flows using market-based observable inputs including credit risk, interest rate yield curves, foreign currency spot prices and forward prices.
Long-term debt is recorded at amortized cost. The fair value of long-term debt is measured based upon quoted prices in active markets for similar instruments, which are considered Level 2 inputs in the fair value hierarchy. The fair value of long-term debt was $19.0 billion and $11.3 billion at June 30, 2017 and September 30, 2016, respectively. The fair value of the current portion of long-term debt was $207 million and $798 million at June 30, 2017 and September 30, 2016, respectively.
The contingent consideration liabilities were recognized as part of the consideration transferred by the Company for certain acquisitions. The fair values of the contingent consideration liabilities were estimated using probability-weighted discounted cash flow models that were based upon the probabilities assigned with regard to achievement of the contingent events. The estimated fair values of the contingent consideration liabilities are remeasured each reporting period based upon increases or decreases in the probability of the contingent payments. The decrease to the total contingent consideration liability in the nine months ended June 30, 2017 is primarily attributable to a $40 million payment of a contingent consideration liability recorded in connection with a previously closed acquisition.
The Company’s policy is to recognize any transfers into fair value measurement hierarchy levels and transfers out of levels at the beginning of each reporting period. There were no transfers in and out of Level 1, Level 2 or Level 3 measurements for the three and nine months ended June 30, 2017 and 2016.

Note 15 – Debt
First Fiscal Quarter Ended December 31, 2016-Euro-Denominated Debt Issuance and Tender Offer
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

Third Fiscal Quarter Ended June 30, 2017-Debt Issuances and Redemptions
In connection with the Company's agreement to acquire Bard, as previously discussed in Note 9, the Company's capital structure was impacted by the debt-related transactions discussed below.

•
The Company entered into a three-year senior unsecured term loan facility of $2.25 billion. The proceeds from this facility may only be used to fund a portion of the cash consideration for the Bard acquisition, as well as the fees and expenses incurred in connection with this acquisition, which is expected to close in the fourth calendar quarter of 2017.

•
The Company also entered into a five-year senior unsecured revolving credit facility that will provide borrowing of up to $2.25 billion when the facility becomes effective upon the closing of the Bard acquisition. The facility, which will expire in May 2022, will replace the $1.5 billion syndicated credit facility the Company currently has in place and which has an expiration date of January 2022. The Company intends to use the new revolving facility to fund general corporate needs and to redeem, repurchase or defease certain of Bard's outstanding senior unsecured notes that will be assumed upon the closing of the acquisition.

•	The Company issued senior unsecured U.S. notes including the following:

Interest Rate and Maturity	Aggregate Principal Amount (Millions of dollars)
2.133% Notes due June 6, 2019	$725
2.404% Notes due June 5, 2020	1,000
2.894% Notes due June 6, 2022	1,800
Floating Rate Notes due June 6, 2022	500
3.363% Notes due June 6, 2024	1,750
3.700% Notes due June 6, 2027	2,400
4.669% Notes due June 6, 2047	1,500
Total aggregate principal amount issued	$9,675

If the Company's acquisition of Bard does not close by April 23, 2018, or if the agreement to acquire Bard is terminated prior to this date, the Company will be required to redeem all of the senior unsecured U.S. notes issued as detailed above, except for the notes which are due in 2019. The notes would be redeemed at a special mandatory redemption price equal to 101% of their aggregate principal amount, plus accrued and unpaid interest to, but excluding, the redemption date.

•	The Company issued Euro-denominated debt consisting of 700 million euros ($784 million) of 0.368% Notes due June 6, 2019.

•	The Company redeemed the following aggregate principal amounts of its long-term senior notes outstanding at an aggregate market price of $1.776 billion:

Interest Rate and Maturity	Aggregate Principal Amount (Millions of dollars)
1.800% Notes due December 15, 2017	$1,000
5.000% Notes due May 15, 2019	347
6.375% Notes due August 1, 2019	326
Notes issued by CareFusion	44
Total notes redeemed	$1,717
The carrying value of these long-term notes was $1.745 billion and the Company recognized a loss on this debt extinguishment of $31 million, which was recorded in June 2017 as Other income (expense), net, on the Company’s condensed consolidated statements of income.

•
Upon securing the permanent financing arrangements discussed above, an agreement for $15.7 billion of fully committed bridge financing that was entered into concurrently with the execution of the agreement to acquire Bard was terminated.

Third Fiscal Quarter Ended June 30, 2017-Exchange Offers for Bard Notes
Also in connection with the Company's agreement to acquire Bard, the Company commenced offers to exchange certain outstanding notes issued by Bard for a like-amount of new notes to be issued by the Company. The offers are conditioned upon the closing of the Bard acquisition and the expiration of these offers will be extended until the acquisition closes. The aggregate principal amounts of Bard notes which have been validly tendered for notes issued by the Company since the offers were commenced in May are provided below.

(Millions of dollars)
Interest Rate and Maturity	Aggregate Principal Amount	Principal Amount Accepted for Exchange
4.400% Notes due January 15, 2021	$500	$428
3.000% Notes due May 15, 2026	500	467
6.700% Notes due December 1, 2026	150	137
Total	$1,150	$1,031

Note 16 – Lease Accounting

In April 2017, in conjunction with the implementation of a new “go-to-market” business model for the Company's U.S. dispensing business within the Medication Management Solutions (“MMS”) unit of the Medical segment, the Company amended the terms of certain customer leases for dispensing equipment within the MMS unit. The modification provided customers the ability to reduce its dispensing asset base via a return provision, resulting in a more flexible lease term. Prior to the modification, these leases were accounted for as sales-type leases in accordance with Accounting Standards Codification Topic 840, "Leases", as the non-cancellable lease term of five years exceeded 75% of the equipment’s estimated useful life and the present value of the minimum lease payments exceeded 90% of the equipment’s fair value. As a result of the lease modification, the Company was required to reassess the classification of the leases due to the amended lease term. Accordingly, most amended lease contracts were classified as operating leases beginning in April 2017. The change in lease classification resulted in a pre-tax charge to earnings in the third quarter of fiscal year 2017 of $741 million, which was recorded in Other operating (income) expense, net, relating to the derecognition of the net investment in sales-type leases of $1.057 billion, partially offset by the recognition of the underlying leased assets, as Property, Plant and Equipment on the Company’s balance sheet, as of the effective date of $316 million. Beginning April 1, 2017, revenue associated with these modified contracts is recognized on a straight-line basis over the remaining lease term, along with depreciation on the reinstated leased assets.

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
On April 23, 2017, we announced that we have entered into a definitive agreement under which BD will acquire C. R. Bard, Inc. ("Bard") for an implied value of $317.00 per Bard common share in cash and stock, for estimated total consideration of approximately $24 billion. The combination will create a highly differentiated medical technology company uniquely positioned to improve both the process of care and the treatment of disease for patients and healthcare providers. Additional discussion regarding the acquisition agreement and the related financing the Company has secured, through equity and debt issuances, is provided in Notes 4, 9 and 15 in the Notes to Condensed Consolidated Financial Statements. The transaction is subject to regulatory and Bard shareholder approval and customary closing conditions, and is expected to close in the fourth calendar quarter of 2017.
Overview of Financial Results and Financial Condition
For the three months ended June 30, 2017, worldwide revenues of $3.035 billion decreased 5.1% from the prior-year period. The decrease reflected an approximate 6% reduction in revenues due to the divestiture of the Respiratory Solutions business in October 2016. Third quarter volume growth of more than 2% for our continuing businesses was partially offset by an unfavorable impact of foreign currency translation of approximately 1%. Pricing did not materially impact third quarter revenues. Additional disclosures regarding our divestiture of the Respiratory Solutions business are provided in Note 10 in the Notes to Condensed Consolidated Financial Statements. Volume growth in the third quarter of fiscal year 2017 reflected the following:

•
Medical segment volume growth in the third quarter was unfavorably impacted by a modification to our dispensing equipment lease contracts with customers in the Medication Management Solutions unit. As a result of this modification, which is further discussed below and in Note 16 in the Notes to Condensed Consolidated Financial Statements, substantially all of the revenues associated with dispensing equipment lease contracts are now recognized over the agreement term, rather than upon the placement of capital. Third quarter revenue growth in the Medical segment reflected sales growth in the Medication and Procedural Solutions, Diabetes Care, and Pharmaceutical Systems units.

•	Life Sciences segment volume growth in the third quarter was driven by growth in all three of its organizational units, particularly by the strength of sales in its Biosciences unit.

•
Third quarter sales in the United States of safety-engineered devices of $457 million increased 1.5% and third quarter international sales of safety-engineered devices of $320 million decreased by 4.4% over the prior year’s period, inclusive of an estimated 2.4% unfavorable impact due to foreign currency translation.

We continue to invest in research and development, geographic expansion, and new product promotions to drive further revenue and profit growth. Our ability to sustain our long-term growth will depend on a number of factors, including our ability to expand our core business (including geographical expansion), develop innovative new products, and continue to improve operating efficiency and organizational effectiveness. While the economic environment for the healthcare industry and healthcare utilization in the United States have generally stabilized, pricing pressures continue for some of our products and any destabilization in the future could adversely impact our U.S. businesses. Additionally, macroeconomic challenges in Europe continue to constrain healthcare utilization, although we currently view the environment as stable. In emerging markets, the Company’s growth is dependent primarily on government funding for healthcare systems.
Our financial position remains strong, with cash flows from operating activities totaling $1.424 billion in the first nine months of fiscal year 2017. At June 30, 2017, we had $13.9 billion in cash and equivalents and short-term investments, which included net proceeds raised through registered public offerings of equity securities and debt transactions during the third quarter of approximately $4.8 billion and $9.6 billion, respectively. We continued to return value to our shareholders in the form of dividends. During the first nine months of fiscal year 2017, we paid cash dividends of $478 million. We also repurchased approximately $220 million of our common stock under an accelerated share repurchase agreement during the first nine months of fiscal year 2017.

Each reporting period, we face currency exposure that arises from translating the results of our worldwide operations to the U.S. dollar at exchange rates that fluctuate from the beginning of such period. The ongoing relative strength of the U.S. dollar resulted in an unfavorable foreign currency translation impact to our revenue and earnings growth during the third quarter of fiscal year 2017. We evaluate our results of operations on both a reported and a foreign currency-neutral basis, which excludes the impact of fluctuations in foreign currency exchange rates. As exchange rates are an important factor in understanding period-to-period comparisons, we believe the presentation of results on a foreign currency-neutral basis in addition to reported results helps improve investors’ ability to understand our operating results and evaluate our performance in comparison to prior periods. Foreign currency-neutral ("FXN") information compares results between periods as if exchange rates had remained constant period-over-period. We use results on a foreign currency-neutral basis as one measure to evaluate our performance. We calculate foreign currency-neutral percentages by converting our current-period local currency financial results using the prior-period foreign currency exchange rates and comparing these adjusted amounts to our current-period results. These results should be considered in addition to, not as a substitute for, results reported in accordance with U.S. generally accepted accounting principles ("GAAP"). Results on a foreign currency-neutral basis, as we present them, may not be comparable to similarly titled measures used by other companies and are not measures of performance presented in accordance with U.S. GAAP.
Results of Operations
Medical Segment
The following summarizes third quarter Medical revenues by organizational unit, as well as third quarter Medical sales of safety-engineered products:

	Three months ended June 30,
(Millions of dollars)	2017	2016	Total Change (B)	Estimated FX Impact	FXN Change
Medication and Procedural Solutions	$870	$851	2.2%	(1.1)%	3.3%
Medication Management Solutions (A)	556	585	(5.0)%	(0.8)%	(4.2)%
Diabetes Care	263	258	1.7%	(1.0)%	2.7%
Pharmaceutical Systems	350	342	2.5%	(1.4)%	3.9%
Respiratory Solutions (A)	—	199	NM	—%	NM
Total Medical Revenues	$2,038	$2,235	(8.8)%	(1.0)%	(7.8)%

Medical segment safety-engineered products	$478	$493	(3.0)%	(0.9)%	(2.1)%

(A)
The presentation of prior-period amounts has been revised to conform with the presentation of current-period amounts, which does not separately present an immaterial adjustment for the amortization of a deferred revenue balance write-down relating to the CareFusion acquisition.

(B)	"NM" denotes that the percentage is not meaningful.

Third quarter revenue growth from the Medical segment's units was driven by the Medication and Procedural Solutions unit's sales of infusion disposables products, particularly in international markets, and the Diabetes Care unit's sales of pen needles in the United States and emerging markets. International growth in the Diabetes Care unit was impacted by weaker revenues in Europe, primarily in the United Kingdom, due to increasing pressure from government payers as part of austerity measures. The Pharmaceutical Systems unit's revenue growth reflected the timing of customer orders which favorably impacted revenues in Europe but unfavorably impacted U.S. revenues. This favorable impact to the Pharmaceutical Systems unit's revenues in Europe was partially offset by the timing of orders within fiscal year 2017, as order placements for this unit occurred earlier than anticipated, in the first quarter of the current fiscal year. The decrease in total Medical segment revenues in the third quarter of 2017 compared with the prior-year period was primarily driven by the divestiture of the Respiratory Solutions business and the modification to dispensing equipment lease contracts with customers in the Medication Management Solutions unit, which took place in April 2017. As a result of the lease modification, substantially all new lease contracts entered into beginning in April 2017 will be accounted for as operating leases with revenue recognized over the agreement term, rather than upon the placement of capital. In the third quarter of 2017, revenues in the Medication Management Solutions unit included $80 million of revenues relating to preexisting amended lease contracts.
Medical segment revenues and sales of safety-engineered products for the nine-month period were as follows:

	Nine months ended June 30,
(Millions of dollars)	2017	2016	Total Change	Estimated FX Impact	FXN Change
Total Medical Revenues	$5,989	$6,420	(6.7)%	(0.8)%	(5.9)%

Medical segment safety-engineered products	$1,446	$1,425	1.5%	(0.5)%	2.0%

Medical segment operating income for the three and nine-month periods were as follows:

	Three months ended June 30,		Nine months ended June 30,
(Millions of dollars)	2017	2016	2017	2016
Medical segment operating income	$553	$571	$1,638	$1,549

Segment operating income as % of Medical revenues	27.1%	25.5%	27.3%	24.1%

The Medical segment's operating income is driven by its performance with respect to gross profit margin and operating expenses. Gross profit margin was higher in the third quarter of 2017 as compared with the third quarter of 2016 primarily due to the divestiture of the Respiratory Solutions business, which had products with relatively lower gross profit margins. Gross profit margin also reflected lower manufacturing costs resulting from continuous improvement projects which enhanced the efficiency of our operations. Selling and administrative expense as a percentage of revenues for the third quarter of fiscal year 2017 was relatively flat compared to the prior-year period. Research and development expense as a percentage of revenues in the third quarter of 2017 was also relatively flat compared with the third quarter of 2016, reflecting the timing of project-related spend.
Life Sciences Segment
The following summarizes third quarter Life Sciences revenues by organizational unit, as well as third quarter Life Sciences sales of safety-engineered products:

	Three months ended June 30,
(Millions of dollars)	2017	2016	Total Change	Estimated FX Impact	FXN Change
Preanalytical Systems	$376	$366	2.6%	(1.3)%	3.9%
Diagnostic Systems	335	327	2.6%	(1.2)%	3.8%
Biosciences	286	270	5.8%	(1.3)%	7.1%
Total Life Sciences Revenues	$997	$963	3.5%	(1.3)%	4.8%

Life Sciences segment safety-engineered products	$298	$291	2.4%	(1.3)%	3.7%

Life Sciences segment revenues in the third quarter reflected growth in global sales of the Preanalytical Systems unit's safety-engineered products and of the Diagnostics Systems unit's sales of its core microbiology platform, particularly in emerging markets. The segment’s third quarter revenue growth was also driven by increased Biosciences unit sales in both developed and emerging markets.

Life Sciences segment total revenues and sales of safety-engineered products for the nine-month period were as follows:

	Nine months ended June 30,
(Millions of dollars)	2017	2016	Total Change	Estimated FX Impact	FXN Change
Total Life Sciences Revenues	$2,937	$2,832	3.7%	(0.9)%	4.6%

Life Sciences segment safety-engineered products	$867	$829	4.5%	(1.1)%	5.6%

Life Sciences segment operating income for the three and nine-month periods were as follows:

	Three months ended June 30,		Nine months ended June 30,
(Millions of dollars)	2017	2016	2017	2016
Life Sciences segment operating income	$199	$200	$574	$604

Segment operating income as % of Life Sciences revenues	19.9%	20.8%	19.6%	21.3%
The Life Sciences segment's operating income is driven by its performance with respect to gross profit margin and operating expenses. Gross profit margin in the third quarter of fiscal year 2017 was lower compared with the third quarter of 2016 primarily due to unfavorable foreign currency translation and unfavorable product mix, partially offset by lower manufacturing costs resulting from continuous improvement projects which enhanced the efficiency of our operations. Selling and administrative expense as a percentage of revenues in the third quarter of 2017 was higher compared with the prior-year period, reflecting higher shipping costs. Research and development expense as a percentage of revenues was lower in the third quarter of 2017 as compared with the third quarter of 2016, primarily due to the timing of project-related spend.
Geographic Revenues
BD’s worldwide third quarter revenues by geography were as follows:

	Three months ended June 30,
(Millions of dollars)	2017	2016	Total Change	Estimated FX Impact	FXN Change
United States	$1,603	$1,735	(7.6)%	—	(7.6)%
International	1,433	1,463	(2.1)%	(2.3)%	0.2%
Total Revenues	$3,035	$3,198	(5.1)%	(1.1)%	(4.0)%
U.S. revenues in the third quarter primarily reflected the Medical segment's divestiture of the Respiratory Solutions business and the modification to dispensing equipment lease contracts with customers in the Medical segment's Medication Management Solutions unit, as previously discussed. These impacts to U.S. revenues in the third quarter were partially offset by increased sales in the Medical segment's Medication and Procedural Solutions and Diabetes Care units, as well as in the Life Sciences segment's Preanalytical Systems and Biosciences units.
International third quarter revenues reflected increased sales in the Medical segment's Medication and Procedural Solutions and Pharmaceutical Systems units, as well as growth attributable to sales in the Life Sciences segment's Diagnostic Systems and Biosciences units, partially offset by the impact of the Medical segment's divestiture of the Respiratory Solutions business.
Emerging market revenues for the third quarter were $503 million, compared with $485 million in the prior year’s quarter, which included approximately $24 million of revenues associated with divested businesses, primarily the Respiratory Solutions business. Emerging market revenues in the current-year period also included an estimated $9 million unfavorable impact due to foreign currency translation. Third quarter revenue growth in emerging markets was driven by sales in Greater Asia, including China, and EMA.

Specified Items
Reflected in the financial results for the three and nine-month periods of fiscal years 2017 and 2016 were the following specified items:

	Three months ended June 30,		Nine months ended June 30,
(Millions of dollars)	2017	2016	2017	2016
Integration costs (A)	50	40	159	115
Restructuring costs (A)	8	49	54	198
Transaction costs (A)	23	7	37	7
Financing costs (B)	87	—	87	—
Purchase accounting adjustments (C)	106	127	361	395
Lease contract modification-related charge (D)	741	—	741	—
Litigation-related item (E)	—	—	(336)	—
Loss on debt extinguishment (F)	31	—	73	—
Pension settlement charges	—	3	—	3
Total specified items	1,046	226	1,176	718
Tax impact of specified items	377	106	404	270
After-tax impact of specified items	$669	$120	$772	$449

(A)
Represents integration and restructuring costs, recorded in Acquisitions and other restructurings, which are associated with our fiscal year 2015 acquisition of CareFusion and other portfolio rationalization initiatives. Transaction costs, which relate to the pending agreement to acquire Bard as well as to other portfolio rationalization initiatives, were primarily recorded in Acquisitions and other restructurings.

(B)	Represents financing costs incurred in connection with the agreement to acquire Bard including bridge financing commitment fees of $79 million, which were recorded in Interest expense.

(C)	Primarily represents non-cash amortization expense associated with acquisition-related identifiable intangible assets. BD’s amortization expense is primarily recorded in Cost of products sold.

(D)	Represents a non-cash charge, which was recorded in Other operating expense, resulting from a modification to our dispensing equipment lease contracts with customers, as further discussed below.

(E)	Represents the reversal of certain reserves related to an appellate court decision recorded in Other operating expense, as further discussed below.

(F)	Represents losses recognized in Other (expense) income, net upon our extinguishment of certain long-term senior notes in the first and third quarters, as further discussed below.

Gross Profit Margin
Gross profit margin for the three and nine-month periods of fiscal year 2017 compared with the prior-year periods in 2016 reflected the following impacts:

	Three-month period	Nine-month period
June 30, 2016 gross profit margin %	48.4%	48.0%
Operating performance	0.5%	0.8%
Impact of divestitures	0.9%	0.9%
Foreign currency translation	(0.3)%	(0.5)%
June 30, 2017 gross profit margin %	49.5%	49.2%
Operating performance in the current-year periods primarily reflected lower manufacturing costs resulting from the continuous operations improvement projects discussed above. Gross profit margin for the current-year periods was favorably impacted by businesses divestitures, primarily the divestiture of the Respiratory Solutions business which had products with relatively lower gross profit margins.

Operating Expenses
A summary of operating expenses for three and nine-month periods of fiscal years 2017 and 2016 is as follows:

	Three months ended June 30,		Increase (decrease) in basis points	Nine months ended June 30,		Increase (decrease) in basis points
	2017	2016		2017	2016
(Millions of dollars)
Selling and administrative expense	$719	$728		$2,151	$2,209
% of revenues	23.7%	22.8%	90	24.1%	23.9%	20

Research and development expense	$186	$207		$554	$575
% of revenues	6.1%	6.5%	(40)	6.2%	6.2%	—

Acquisitions and other restructurings	$81	$96		$243	$321

Other operating (income) expense, net	$741	$—		$405	$—
Selling and administrative expense
Selling and administrative expense as a percentage of revenues in the current year’s three-month period reflected the impact of lower revenues in the current year's quarter. Selling and administrative expense as a percentage of revenues in the current year’s nine-month period was relatively flat compared with the prior-year period.
Research and development expense
Research and development expense as a percentage of revenues was lower in the third quarter of 2017 compared with the prior-year period primarily due to the timing of expenses in the current-year period. Research and development expense as a percentage of revenues was relatively flat in the current nine-month period compared with the prior-year period, which also primarily reflected the timing of expenses.
Acquisitions and other restructurings
Costs relating to acquisitions and other restructurings in the three and nine-month periods represented integration and restructuring costs substantially associated with our fiscal year 2015 acquisition of CareFusion and other portfolio rationalization initiatives, as well as transaction costs related to the pending agreement to acquire Bard and other portfolio rationalization initiatives. For further disclosures regarding the pending acquisition and restructuring costs, refer to Notes 9 and 11 in the Notes to Condensed Consolidated Financial Statements.
Other operating (income) expense, net
Other operating expense in the three and nine-month periods of fiscal year 2017 included the $741 million non-cash charge resulting from the modification to our dispensing equipment lease contracts with customers. Additional disclosures regarding this lease contract modification are provided in Note 16 in the Notes to Condensed Consolidated Financial Statements. Other operating income in the current nine-month period included the $336 million reversal of certain reserves related to an appellate court decision which, among other things, reversed an unfavorable antitrust judgment in the Retractable Technologies, Inc. case. Additional disclosures regarding this legal matter are provided in Note 5 in the Notes to Condensed Consolidated Financial Statements.

Nonoperating Income
Net interest expense
The components for the three and nine-month periods of fiscal years 2017 and 2016 were as follows:

	Three months ended June 30,		Nine months ended June 30,
(Millions of dollars)	2017	2016	2017	2016
Interest expense	$(184)	$(97)	$(364)	$(293)
Interest income	19	5	31	14
Net interest expense	$(165)	$(92)	$(334)	$(279)
The increases in interest expense for the three-month and nine-month periods of fiscal year 2017 compared with the prior year's periods primarily reflected higher levels of debt due to our issuances of senior unsecured U.S. notes during the third quarter of 2017, as well as bridge financing commitment fees of $79 million. Additional disclosures regarding our debt-related transactions are provided in Note 15 in the Notes to Condensed Consolidated Financial Statements. The increases in interest income for the three-month and nine-month periods of fiscal year 2017 compared with the prior year’s periods primarily reflected higher levels of cash on hand, as a result of our third quarter issuances of debt and equity securities, as well as higher investment gains on assets related to our deferred compensation plans. The offsetting movement in the deferred compensation plan liability was recorded in Selling and administrative expense. Additional disclosures regarding our issuance of equity securities during the third quarter are provided in Note 4 in the Notes to Condensed Consolidated Financial Statements.
Other (expense) income, net
The components for the three and nine-month periods of fiscal years 2017 and 2016 were as follows:

	Three months ended June 30,		Nine months ended June 30,
(Millions of dollars)	2017	2016	2017	2016
Losses on debt extinguishment	$(31)	$—	$(73)	$—
Share of Vyaire Medical venture results, net of income from transition services agreements	(5)	—	—	—
Losses on undesignated foreign exchange derivatives, net	(5)	(4)	(7)	(1)
Gain on previously held investment	23	—	23	—
Other	2	3	7	12
Other (expense) income, net	$(16)	$(1)	$(51)	$10
We repurchased or redeemed certain senior notes in fiscal year 2017 and recognized losses on the extinguishment of these debt instruments of $42 million and $31 million in the first and third quarters of fiscal year 2017, respectively. Additional disclosures regarding these debt transactions are provided in Note 15 in the Notes to Condensed Consolidated Financial Statements. Additional disclosures regarding our divestiture of the Respiratory Solutions business and the Vyaire Medical venture formed with this business are provided in Note 10 in the Notes to Condensed Consolidated Financial Statements. Other income in the current-year periods also included an acquisition-date accounting gain related to a previously-held equity method investment in an entity that we acquired during the third quarter of fiscal year 2017.
Income Taxes
The income tax rates for the three and nine-month periods of fiscal years 2017 and 2016 are provided below.

	Three months ended June 30,		Nine months ended June 30,
	2017	2016	2017	2016
Effective income tax rate - (benefit) provision	(67.2)%	7.6%	(18.9)%	10.1%

Favorable impact, in basis points, from specified items	8,370	1,370	3,430	1,100
The decreases in the effective income tax rates for the three and nine-month periods of fiscal year 2017 largely reflected the more favorable tax impacts in the current-year periods, compared with the prior-year periods, from specified items. The decreases in the effective income tax rates for the three and nine-month periods of fiscal year 2017 also reflected the tax benefits recorded, upon the settlement of share-based compensation awards, for the three and nine months ended June 30, 2017 ended June 30, 2017 of $12 million and $60 million, respectively. The share-based compensation-related tax benefits were recognized in connection with BD's adoption of new accounting requirements relating to the income tax effects of share-based compensation awards. Additional disclosures regarding this adoption are provided in Note 2 in the Notes to Condensed Consolidated Financial Statements.
Net Income (Loss) and Diluted Earnings per Share
Net Income and Diluted Earnings per Share for the three and nine-month periods of fiscal years 2017 and 2016 were as follows:

	Three months ended June 30,		Nine months ended June 30,
	2017	2016	2017	2016
Net (Loss) Income (Millions of dollars)	$(132)	$390	$773	$958
Diluted Earnings per Share	$(0.75)	$1.80	$3.36	$4.41

Unfavorable impact-specified items	$(3.03)	$(0.55)	$(3.50)	$(2.07)
Unfavorable impact-foreign currency translation	$(0.07)		$(0.24)
Dilutive impact of BD shares issued in anticipation of the pending acquisition of Bard	$(0.18)		$(0.22)
Liquidity and Capital Resources
The following table summarizes our condensed consolidated statement of cash flows:

	Nine months ended June 30,
(Millions of dollars)	2017	2016
Net cash provided by (used for)
Operating activities	$1,424	$1,854
Investing activities	$(536)	$(318)
Financing activities	$11,433	$(1,276)
Net Cash Flows from Operating Activities
Cash generated from operations, along with available cash and cash equivalents, is expected to be sufficient to fund our normal operating needs for the remainder of fiscal year 2017. Normal operating needs in fiscal year 2017 include working capital, capital expenditures, and cash dividends. The change in net cash provided by operating activities was primarily attributable to net income, as adjusted for depreciation and amortization and other non-cash items. The current period change in operating assets and liabilities was a net use of cash and primarily reflected higher levels of prepaid expenses, trade receivables and inventory, as well as lower levels of accounts payable and accrued expenses. The current-year period also reflected the non-cash charge resulting from the modification to our dispensing equipment lease contracts with customers, as previously discussed, and the losses recorded upon our extinguishment of certain long-term notes in the first nine months of fiscal year 2017, which are included within Other, net.
Net Cash Flows from Investing Activities
Our investments in capital expenditures are focused on projects that enhance our cost structure and manufacturing capabilities, and support our strategy of geographic expansion with select investments in growing markets. Capital expenditure-related cash outflows were $467 million in the first nine months of fiscal year 2017, compared with $405 million in the prior-year period. The current-year period's net cash flows used for investing activities also included acquisitions which were immaterial both individually and in the aggregate. These cash outflows in the first nine months of fiscal year 2017 were partially offset by cash inflows of $165 million from business divestitures. The prior-year period's net cash flows from investing activities included $158 million of proceeds from the sales of non-core assets.

Net Cash Flows from Financing Activities
Net cash used for financing activities in the first nine months of fiscal year 2017 included the following significant cash flows:

(Millions of dollars)	Nine months ended June 30, 2017
Cash inflow (outflow)
Issuances of senior unsecured U.S. notes	$9,616
Issuances of euro-denominated notes	$1,846
Payments of debt	$(3,980)
Issuances of equity securities	$4,827
Share repurchases under accelerated share repurchase agreement	$(220)
Additional disclosures regarding the equity and debt-related financing activities detailed above are provided in Notes 4 and 15 in the Notes to Condensed Consolidated Financial Statements. No further share repurchases are planned in 2017, as our share repurchase program has been suspended in connection with the announced agreement to acquire Bard. Net cash flows from financing activities in the first nine months of fiscal year 2016 included the repayment of $750 million in floating rate notes due in June 2016.
Certain measures relating to our total debt were as follows:

(Millions of dollars)	June 30, 2017	September 30, 2016
Total debt	$19,016	$11,551

Short-term debt as a percentage of total debt	2.4%	8.7%
Weighted average cost of total debt	3.3%	3.6%
Total debt as a percentage of total capital*	58.6%	57.2%
*    Represents shareholders’ equity, net non-current deferred income tax liabilities, and debt.

The decrease in short-term debt as a percentage of total debt at June 30, 2017 was largely driven by our issuance of $9.675 billion of senior unsecured U.S. notes during the third quarter of fiscal year 2017.
Cash and Short-term Investments
At June 30, 2017, total worldwide cash and short-term investments were approximately $13.9 billion, of which $1.0 billion was held in jurisdictions outside of the United States. Total cash at June 30, 2017 included net proceeds raised through public offerings of equity securities and debt transactions which occurred during the third quarter of fiscal year 2017, as previously discussed. We regularly review the amount of cash and short-term investments held outside the United States and currently intend to use such amounts to fund our international operations and their growth initiatives. In addition, if these amounts were repatriated from foreign jurisdictions to the United States, there could be adverse tax consequences.
Credit Facilities

We have in place a $1.5 billion syndicated credit facility which can be used for general corporate purposes. There were no borrowings outstanding under this credit facility at June 30, 2017. During the first quarter of fiscal year 2017, we extended the expiration date of this credit facility to January 2022 from the original expiration date of January 2021. We may issue up to $100 million in letters of credit under this facility and it also includes a provision that enables BD, subject to additional commitments made by the lenders, to access up to an additional $500 million in financing through the facility for a maximum aggregate commitment of $2 billion. The credit facility includes a single financial covenant that requires BD to maintain an interest expense coverage ratio of not less than 5-to-1 for the most recent four consecutive fiscal quarters. We were in compliance with this covenant as of June 30, 2017. We also have informal lines of credit outside the United States.
The developments discussed below have occurred relative to our credit facilities in connection with the announcement of the acquisition of Bard.

Term loan and revolving credit facilities

In May 2017, we entered into a three-year $2.25 billion senior unsecured term loan facility. The proceeds from this facility may only be used to fund a portion of the cash consideration for the Bard acquisition, as well as the fees and expenses incurred in connection with this acquisition. Also in May 2017, we entered into a five-year senior unsecured revolving credit facility that will provide borrowing of up to $2.25 billion when the facility becomes effective upon the closing of the Bard acquisition. This facility will expire in May 2022. Upon the effective date of the facility, it will replace the $1.5 billion syndicated credit facility discussed further above. We will be able to issue up to $100 million in letters of credit under this new revolving credit facility and it also includes a provision that enables BD, subject to additional commitments made by the lenders, to access up to an additional $500 million in financing through the facility for a maximum aggregate commitment of $2.75 billion. We will use proceeds from this facility to fund general corporate needs and to redeem, repurchase or defease certain of Bard's outstanding senior unsecured notes that will be assumed upon the closing of the acquisition.

The agreements for both the new term loan and revolving credit facility contain the following financial covenants:

•
We are required to maintain an interest expense coverage ratio of not less than 4-to-1 as of the last day of each fiscal quarter. We were in compliance with this covenant relative to the term loan facility as of June 30, 2017. This covenant becomes effective for the revolving credit facility upon the effective date of the facility.

•	We are required to have a leverage coverage ratio of no more than:

◦	6-to-1 from the closing date of the Bard acquisition until and including the first fiscal quarter-end thereafter;

◦	5.75-to-1 for the subsequent four fiscal quarters thereafter;

◦	5.25-to-1 for the subsequent four fiscal quarters thereafter;

◦	4.5-to-1 for the subsequent four fiscal quarters thereafter;

◦	4-to-1 for the subsequent four fiscal quarters thereafter;

◦	3.75-to-1 thereafter.
Commercial paper program and bridge facility

We currently have in place a commercial paper borrowing program which allows us to issue a maximum of $1.5 billion in notes and which is available to meet our short-term financing needs, including working capital requirements. Borrowings outstanding under this program were $250 million at June 30, 2017, which reflected a net increase of $50 million from our outstanding balance of commercial paper borrowing at September 30, 2016.

Upon securing permanent financing, including the issuances of senior unsecured U.S. notes and equity securities in the third quarter of fiscal year 2017, as previously discussed above, an agreement for fully committed bridge financing of $15.7 billion we had secured in concurrence with the announcement of the acquisition agreement was terminated.
Debt ratings
Our corporate credit ratings with the rating agencies Standard & Poor's Ratings Services ("S&P") and Moody's Investor Service (Moody's) were as follows at September 30, 2016:

	S&P	Moody’s
Ratings:
Senior Unsecured Debt	BBB+	Baa2
Commercial Paper	A-2	P-2
Outlook	Stable	Stable

Upon our announcement of the agreement to acquire Bard, S&P placed our corporate credit rating of BBB+ on CreditWatch. The BBB+ rating S&P assigned to our new term loan facility and the senior unsecured U.S. notes we issued in the third quarter of fiscal year 2017 have also been placed on CreditWatch by the ratings agency. S&P has indicated that this placement will be resolved upon the acquisition's closing, which is expected to occur in the fourth calendar quarter of 2017, and that our corporate debt rating by S&P will be lowered one notch to BBB. S&P also assigned a BBB- rating to the previously discussed mandatory convertible preferred stock we issued in May 2017. Also upon our announcement of the agreement to acquire Bard, Moody's placed our Baa2 and P-2 ratings on review for downgrade and these ratings currently remain under review. Additionally, Moody's assigned a corporate credit rating of Ba1 to our new term loan facility and to all of the tranches of senior unsecured U.S. notes issued in the third quarter, except for the tranche of 2.133% notes due June 6, 2019, which was assigned a corporate credit rating of Baa2. Moody's assigned a corporate credit rating of Baa2 to euro-denominated notes we also issued in the third quarter of fiscal year 2017. Moody's has placed the ratings assigned to the tranche of 2.133% notes and the euro-denominated notes on review for downgrade. Moody's also assigned a Ba1 rating to the BD notes we are offering in exchange of exiting Bard notes.

Additionally upon our announcement of the Bard agreement, Fitch Ratings ("Fitch") assigned corporate debt ratings to BD for the first time and assigned BD a Long-term Issuer Default Rating of BBB- and an outlook of Stable. Fitch also assigned a BBB- rating to the euro-denominated notes we issued in the third quarter.

Lower corporate debt ratings and further downgrades of our corporate credit ratings or other credit ratings may increase our cost of borrowing.
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

•
Competitive factors that could adversely affect our operations, including new product introductions (for example, new forms of drug delivery) by our current or future competitors, increased pricing pressure due to the impact of low-cost manufacturers, patents attained by competitors (particularly as patents on our products expire), and new entrants into our markets.

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

•
The impact of any efforts to repeal or amend the Patient Protection and Affordable Care Act (the "PPACA") in the United States or other legislative or regulatory changes to the U.S. health care system, which could result in reducing medical procedure volumes and the demand for our products or the prices at which our products are sold, or otherwise negatively affect our business. The PPACA implemented an excise tax on U.S. sales of certain medical devices. This tax has been suspended through December 31, 2017, and it is uncertain whether the suspension will be extended beyond that date.

•	Healthcare reform in other countries in which we do business that may involve changes in government pricing and reimbursement policies or other cost containment reforms.

•
Changes in domestic and foreign healthcare industry practices that result in a reduction in procedures using our products or increased pricing pressures, including the continued consolidation among healthcare providers and trends toward managed care and healthcare cost containment.

•
The impact of changes in U.S. federal laws and policy adopted under the current administration and Congress, including the effect that such changes will have on fiscal and tax policies, healthcare, and international trade agreements and policies.

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

•	Risks related to our pending acquisition of Bard, including:

◦	The failure to satisfy the conditions to completing the transaction, including obtaining required regulatory approvals or approval of the Bard stockholders.

◦	Conditions to obtaining regulatory approval that may place restrictions on the business of the combined company.

◦	Our failure to obtain the anticipated benefits and costs savings from the acquisition.

◦	The impact of the additional debt we incurred and the equity and equity-linked securities that we issued to finance the acquisition, including on our credit ratings and costs of borrowing.

•	The effect of adverse media exposure or other publicity regarding BD’s business or operations, including the effect on BD’s reputation or demand for its products.

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
Item 4.    Controls and Procedures
An evaluation was carried out by BD’s management, with the participation of BD’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of BD’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of June 30, 2017. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were, as of the end of the period covered by this report, effective and designed to ensure that material information relating to BD and its consolidated subsidiaries would be made known to them by others within these entities. There were no changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2017 identified in connection with the above-referenced evaluation that have materially affected, or are reasonably likely to materially affect, BD’s internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1.    Legal Proceedings
We are involved, both as a plaintiff and a defendant, in various legal proceedings which arise in the ordinary course of business, including product liability and environmental matters as set forth in our 2016 Annual Report on Form 10-K and in Note 5 of the Notes to Condensed Consolidated Financial Statements in this report. Since March 30, 2017, there have been no material developments with respect to the legal proceedings in which we are involved.
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

Item 1A.    Risk Factors
There were no material changes during the period covered by this report in the risk factors previously disclosed in Part I, Item 1A, of our 2016 Annual Report on Form 10-K and in our subsequent filings on Form 10-Q.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
The table below sets forth certain information regarding our purchases of common stock of BD during the quarter ended June 30, 2017.
Issuer Purchases of Equity Securities

For the three months ended June 30, 2017	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
April 1 – 30, 2017	1,923	$183.66	—	7,857,742
May 1 – 31, 2017	235	184.51	—	7,857,742
June 1 – 30, 2017	—	—	—	7,857,742
Total	2,158	$183.76	—	7,857,742

(1)
Includes 2,158 shares purchased during the quarter in open market transactions by the trust relating to BD’s Deferred Compensation and Retirement Benefit Restoration Plan and 1996 Directors’ Deferral Plan.

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

Exhibit 3.1
Certificate of Amendment of the Company’s Restated Certificate of Incorporation, filed with the State of New Jersey Department of Treasury and effective May 15, 2017 (incorporated by reference to Exhibit 4.1 of the registrant’s registration statement on Form 8-A filed on May 16, 2017).

Exhibit 3.2	Amended and Restated By-Laws (incorporated by reference to Exhibit 3.1 of the registrant’s Current Report on Form 8-K dated April 24, 2017).

Exhibit 4.1
Form of Certificate for the 6.125% Mandatory Convertible Preferred Stock, Series A (incorporated by reference to Exhibit 4.2 of the registrant’s registration statement on Form 8-A filed on May 16, 2017).

Exhibit 4.2
Deposit Agreement, dated as of May 16, 2017, among Becton, Dickinson and Company and Computershare Inc. and Computershare Trust Company, N.A., acting jointly as depositary and Computershare Trust Company, N.A., acting as Registrar and Transfer Agent, on behalf of the holders from time to time of the depositary receipts described therein (incorporated by reference to Exhibit 4.3 of the registrant’s registration statement on Form 8-A filed on May 16, 2017).

Exhibit 4.3	Form of Depositary Receipt for the Depositary Shares (incorporated by reference to Exhibit 4.4 of the registrant’s registration statement on Form 8-A filed on May 16, 2017).

Exhibit 4.4	Form of 2.133% Notes due June 6, 2019 (incorporated by reference to Exhibit 4.1 of the registrant’s Current Report on Form 8-K filed on June 6, 2017).

Exhibit 4.5	Form of 2.404% Notes due June 5, 2020 (incorporated by reference to Exhibit 4.2 of the registrant’s Current Report on Form 8-K filed on June 6, 2017).

Exhibit 4.6	Form of 2.894% Notes due June 6, 2022 (incorporated by reference to Exhibit 4.3 of the registrant’s Current Report on Form 8-K filed on June 6, 2017).

Exhibit 4.7	Form of Floating Rate Notes due June 6, 2022 (incorporated by reference to Exhibit 4.4 of the registrant’s Current Report on Form 8-K filed on June 6, 2017).

Exhibit 4.8	Form of 3.363% Notes due June 6, 2024 (incorporated by reference to Exhibit 4.5 of the registrant’s Current Report on Form 8-K filed on June 6, 2017).

Exhibit 4.9	Form of 3.700% Notes due June 6, 2027 (incorporated by reference to Exhibit 4.6 of the registrant’s Current Report on Form 8-K filed on June 6, 2017).

Exhibit 4.10	Form of 4.669% Notes due June 6, 2047 (incorporated by reference to Exhibit 4.7 of the registrant’s Current Report on Form 8-K filed on June 6, 2017).

Exhibit 4.11	Form of 0.368% Notes due June 6, 2019 (incorporated by reference to Exhibit 4.8 of the registrant’s Current Report on Form 8-K filed on June 6, 2017).

Exhibit 10.1	Commitment Letter (incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K filed on April 24, 2017).

Exhibit 10.2
Three-Year Term Loan Agreement, dated as of May 12, 2017, by and among Becton, Dickinson and Company, the lenders party thereto and Citibank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on May 16, 2017).

Exhibit 10.3
Credit Agreement, dated as of May 12, 2017, by and among Becton, Dickinson and Company, the banks and issuers of letters of credit party thereto and Citibank, N.A., as administrative agent agent (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on May 16, 2017).

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
Dated: August 3, 2017

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

3.1
Certificate of Amendment of the Company’s Restated Certificate of Incorporation, filed with the State of New Jersey Department of Treasury and effective May 15, 2017 (incorporated by reference to Exhibit 4.1 of the registrant’s registration statement on Form 8-A filed on May 16, 2017).

3.2	Amended and Restated By-Laws (incorporated by reference to Exhibit 3.1 of the registrant’s Current Report on Form 8-K dated April 24, 2017).

4.1
Form of Certificate for the 6.125% Mandatory Convertible Preferred Stock, Series A (incorporated by reference to Exhibit 4.2 of the registrant’s registration statement on Form 8-A filed on May 16, 2017).

4.2
Deposit Agreement, dated as of May 16, 2017, among Becton, Dickinson and Company and Computershare Inc. and Computershare Trust Company, N.A., acting jointly as depositary and Computershare Trust Company, N.A., acting as Registrar and Transfer Agent, on behalf of the holders from time to time of the depositary receipts described therein (incorporated by reference to Exhibit 4.3 of the registrant’s registration statement on Form 8-A filed on May 16, 2017).

4.3	Form of Depositary Receipt for the Depositary Shares (incorporated by reference to Exhibit 4.4 of the registrant’s registration statement on Form 8-A filed on May 16, 2017).

4.4	Form of 2.133% Notes due June 6, 2019 (incorporated by reference to Exhibit 4.1 of the registrant’s Current Report on Form 8-K filed on June 6, 2017).

4.5	Form of 2.404% Notes due June 5, 2020 (incorporated by reference to Exhibit 4.2 of the registrant’s Current Report on Form 8-K filed on June 6, 2017).

4.6	Form of 2.894% Notes due June 6, 2022 (incorporated by reference to Exhibit 4.3 of the registrant’s Current Report on Form 8-K filed on June 6, 2017).

4.7	Form of Floating Rate Notes due June 6, 2022 (incorporated by reference to Exhibit 4.4 of the registrant’s Current Report on Form 8-K filed on June 6, 2017).

4.8	Form of 3.363% Notes due June 6, 2024 (incorporated by reference to Exhibit 4.5 of the registrant’s Current Report on Form 8-K filed on June 6, 2017).

4.9	Form of 3.700% Notes due June 6, 2027 (incorporated by reference to Exhibit 4.6 of the registrant’s Current Report on Form 8-K filed on June 6, 2017).

4.10	Form of 4.669% Notes due June 6, 2047 (incorporated by reference to Exhibit 4.7 of the registrant’s Current Report on Form 8-K filed on June 6, 2017).

4.11	Form of 0.368% Notes due June 6, 2019 (incorporated by reference to Exhibit 4.8 of the registrant’s Current Report on Form 8-K filed on June 6, 2017).

10.1	Commitment Letter (incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K filed on April 24, 2017).

10.2
Three-Year Term Loan Agreement, dated as of May 12, 2017, by and among Becton, Dickinson and Company, the lenders party thereto and Citibank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on May 16, 2017).

10.3
Credit Agreement, dated as of May 12, 2017, by and among Becton, Dickinson and Company, the banks and issuers of letters of credit party thereto and Citibank, N.A., as administrative agent (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on May 16, 2017).

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