Form 10-K
period 2017-09-30
BECTON DICKINSON & CO
filed 2017-11-22
CIK 10795

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2017
COMMISSION FILE NUMBER 1-4802
BECTON, DICKINSON AND COMPANY
(Exact name of registrant as specified in its charter)

New Jersey	22-0760120
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1 Becton Drive Franklin Lakes, New Jersey (Address of principal executive offices)	07417-1880 (Zip code)
Registrant’s telephone number, including area code (201) 847-6800
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $1.00	New York Stock Exchange
Depositary Shares, each representing a 1/20th interest in a share of 6.125% Cumulative Preferred Stock Series A	New York Stock Exchange
0.368% Notes due June 9, 2019	New York Stock Exchange
1.000% Notes due December 15, 2022	New York Stock Exchange
1.900% Notes due December 15, 2026	New York Stock Exchange
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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐        No  ☑

As of March 31, 2017, the aggregate market value of the registrant’s outstanding common stock held by non-affiliates of the registrant was approximately $39,070,060,303.
As of October 31, 2017, 227,978,328 shares of the registrant’s common stock were outstanding.
Documents Incorporated by Reference
Portions of the registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held January 23, 2018 are incorporated by reference into Part III hereof.

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
BD Medical
BD Medical produces a broad array of medical technologies and devices that are used to help improve healthcare delivery in a wide range of settings. The primary customers served by BD Medical are hospitals and clinics; physicians’ office practices; consumers and retail pharmacies; governmental and nonprofit public health agencies; pharmaceutical companies; and healthcare workers. BD Medical consists of the following organizational units:

Organizational Unit	Principal Product Lines
Diabetes Care	Syringes, pen needles and other products related to the injection or infusion of insulin and other drugs used in the treatment of diabetes.
Medication and Procedural Solutions
Needles, syringes and intravenous catheters for medication delivery (including safety-engineered and auto-disable devices); prefilled IV flush syringes; regional anesthesia needles and trays; sharps disposal containers; closed-system transfer devices; skin antiseptic products; and surgical and laproscopic instrumentation.

Medication Management Solutions
Intravenous medication safety and infusion therapy delivery systems, including infusion pumps and dedicated disposables; medication compounding workflow systems; automated medication dispensing;  automated supply management systems; medication inventory optimization and tracking systems; and analytics related to all the above products.
.

Pharmaceutical Systems	Prefillable drug delivery systems provided to pharmaceutical companies for use as containers for injectable pharmaceutical products, which are then placed on the market as drug/device combinations.

BD Life Sciences
BD Life Sciences provides products for the safe collection and transport of diagnostics specimens, and instruments and reagent systems to detect a broad range of infectious diseases, healthcare-associated infections (“HAIs”) and cancers. In addition, BD Life Sciences produces research and clinical tools that facilitate the study of cells, and the components of cells, to gain a better understanding of normal and disease processes. That information is used to aid the discovery and development of new drugs and vaccines, and to improve the diagnosis and management of diseases. The primary customers served by BD Life Sciences are hospitals, laboratories and clinics; blood banks; healthcare workers; public health agencies; physicians’ office practices; academic and government institutions; and pharmaceutical and biotechnology companies. BD Life Sciences consists of the following organizational units:

Organizational Unit	Principal Product Lines
Preanalytical Systems	Integrated systems for specimen collection; and safety-engineered blood collection products and systems.
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

Acquisitions
Definitive Agreement to Acquire C. R. Bard, Inc.
On April 23, 2017, BD entered into a definitive agreement (the “Merger Agreement”) under which BD will acquire C.R. Bard, Inc. (“Bard”) to create a highly differentiated medical technology company uniquely positioned to improve both the process of care and the treatment of disease for patients and healthcare providers.
Under the terms of the Merger Agreement, each outstanding share of Bard common stock will be converted into the right to receive $222.93 in cash, without interest, and 0.5077 of a share of BD’s common stock. The transaction is subject to regulatory approvals, as well as customary closing conditions, and is expected to close in the fourth calendar quarter of 2017. BD plans to finance the transaction with the issuance of BD’s common stock to Bard’s shareholders and available cash on hand, which will include net proceeds raised in the third quarter through equity and debt transactions.
The foregoing description of the Merger Agreement and the transactions contemplated thereby is not complete and is subject to and qualified in its entirety by reference to the Merger Agreement, a copy of which is included as an exhibit to the Current Report on Form 8-K filed by BD on April 24, 2017.
Acquisition of CareFusion Corporation
On March 17, 2015, BD completed the acquisition of CareFusion Corporation (“CareFusion”), a global medical technology company with a comprehensive portfolio of products in the areas of medication management, infection prevention, operating room and procedural effectiveness, and respiratory care. The CareFusion acquisition positioned BD as a global leader in medication management.

Acquisition of remaining interest in Caesarea Medical Electronics
Upon its acquisition of CareFusion, BD acquired a 40% ownership interest in Caesarea Medical Electronics ("CME"), an Israeli-based global infusion pump systems manufacturer. On April 3, 2017, BD acquired the remaining 60% ownership interest in CME.
Additional information regarding these acquisitions is contained in Note 9 to the consolidated financial statements contained in Item 8, Financial Statements and Supplementary Data, which is incorporated herein by reference.
Divestiture
In March 2016, BD signed a definitive agreement to sell 50.1% of its Respiratory Solutions business and form a joint venture with respect to this business.  The Respiratory Solutions business was acquired in the CareFusion acquisition in 2015 and was a component of the Medical segment.  Upon closing of the transaction, which occurred on October 3, 2016, the Company transferred the Respiratory Solutions business to a new standalone entity, retaining a 49.9% non-controlling interest in the new entity.  The buyer controls the operations and governance of the new entity.  Additional information regarding this transaction is contained in Note 10 to the consolidated financial statements contained in Item 8, Financial Statements and Supplementary Data, which is incorporated herein by reference.
International Operations
BD’s products are manufactured and sold worldwide. For reporting purposes, we organize our operations outside the United States as follows: Europe, EMA (which includes the Commonwealth of Independent States, the Middle East and Africa); Greater Asia (which includes Japan and Asia Pacific); Latin America (which includes Mexico, Central America, the Caribbean and South America); and Canada. The principal products sold by BD outside the United States are hypodermic needles and syringes; insulin syringes and pen needles; BD Hypak™ brand prefillable syringe systems; infusion therapy products including Alaris™ infusion pumps; pharmacy automation equipment including Pyxis™ systems; BD Vacutainer™ brand blood collection products; diagnostic systems and laboratory equipment and products; flow cytometry instruments and reagents. BD has manufacturing operations outside the United States in Bosnia and Herzegovina, Brazil, Canada, China, Dominican Republic, France, Germany, Hungary, India, Ireland, Israel, Italy, Japan, Mexico, the Netherlands, Singapore, Spain, and the United Kingdom. Geographic information with respect to BD’s operations is included under the heading “Geographic Information” in Note 6 to the consolidated financial statements included in Item 8, Financial Statements and Supplementary Data, and is incorporated herein by reference.
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
Distribution
BD’s products are marketed and distributed in the United States and internationally through independent distribution channels, and directly to end-users by BD and independent sales representatives. Order backlog is not material to BD’s business inasmuch as orders for BD products generally are received and filled on a current basis, except for items temporarily out of stock. BD’s worldwide sales are not generally seasonal, with the exception of certain medical devices in the Medication and Procedural Solutions organizational unit, and diagnostic products in the Diagnostic Systems organizational unit, which relate to seasonal diseases such as influenza.

Raw Materials and Components
BD purchases many different types of raw materials and components, including plastics, glass, metals, textiles, paper products, agricultural products, electronic and mechanical sub-assemblies and various biological, chemical and petrochemical products. BD seeks to ensure continuity of supply by securing multiple options for sourcing. However, there are situations where raw materials and components are only available from one supplier, which are referred to as sole sourced. The use of sole sourced materials and components may be due to sourcing of proprietary and/or patented technology and processes that are intended to provide a unique market differentiation to our product. In other cases, while a raw material or component can be sourced from multiple manufacturers, only one supplier is qualified due to quality assurance, cost or other considerations. In order to provide alternate sources, BD must complete a rigorous qualification process, which most often includes completion of regulatory registration and approval. If clinical trials are not required, this qualification process can take 3-18 months depending on the criticality of the change. When clinical trials are required, this process may lengthen the qualification phase from one to three years. BD continuously assesses its sole sourced raw materials and components, and maintains business continuity plans with our suppliers. BD’s continuity plans may include securing secondary supply with alternate suppliers, qualification of alternate manufacturing facilities, maintaining contingency stock, internal development of supply and establishment of technology escrow accounts. While BD works closely with its suppliers, no assurance can be given that these efforts will be successful, and there may be events that cause supply interruption, reduction or termination that adversely impacts BD’s ability to manufacture and sell certain products.
Research and Development
BD conducts its research and development (“R&D”) activities at its operating units and at BD Technologies in Research Triangle Park, North Carolina. The majority of BD’s R&D activities are conducted in North America. Outside North America, BD primarily conducts R&D activities in China, France, India, Ireland and Singapore. BD also collaborates with certain universities, medical centers and other entities on R&D programs and retains individual consultants and partners to support its efforts in specialized fields. BD spent approximately $774 million, $828 million and $632 million on research and development during the fiscal years ended September 30, 2017, 2016, and 2015, respectively.
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
Competition
BD operates in the increasingly complex and challenging medical technology marketplace. Technological advances and scientific discoveries have accelerated the pace of change in medical technology, the regulatory environment of medical products is becoming more complex and vigorous, and economic conditions have resulted in a challenging market. Companies of varying sizes compete in the global medical technology field. Some are more specialized than BD with respect to particular markets, and some have greater financial resources than BD. New companies have entered the field, particularly in the areas of molecular diagnostics, safety-engineered devices and in the life sciences, and established companies have diversified their business activities into the medical technology area. Other firms engaged in the distribution of medical technology products have become manufacturers of medical devices and instruments as well. Acquisitions and collaborations by and among companies seeking a competitive advantage also affect the competitive environment. In addition, the entry into the market of low-cost manufacturers are creating increased pricing pressures. Some competitors have also established manufacturing sites or have contracted with suppliers located in these countries as a means to lower their costs.

BD competes in this evolving marketplace on the basis of many factors, including price, quality, innovation, service, reputation, distribution and promotion. The impact of these factors on BD’s competitive position varies among BD’s various product offerings. In order to remain competitive in the industries in which it operates, BD continues to make investments in research and development, quality management, quality improvement, product innovation and productivity improvement in support of its core strategies.
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
BD is actively engaged in identifying and communicating value propositions of its products for payer, provider, and patient stakeholders, and it employs various efforts and resources to attempt to positively impact coverage, coding and payment pathways. However, BD has no direct control over payer decision-making with respect to coverage and payment levels for BD products. The manner and level of reimbursement in any given case may depend on the site of care, the procedure(s) performed, the final patient diagnosis, the device(s) and/or drug(s) utilized, the available budget, or a combination of these factors, and coverage and payment levels are determined at each payer’s discretion. As BD’s product offerings are diverse across a variety of healthcare settings, they are affected to varying degrees by the many payment pathways that impact the decisions of healthcare providers regarding which medical products they purchase and the prices they are willing to pay for those products. Therefore, changes in reimbursement levels or methods may either positively or negatively impact sales of BD products in any given country for any given product.
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
In addition, as a result of the Patient Protection and Affordable Care Act (“PPACA”), the U.S. is implementing value based payment methodologies and seeking to create alternative payment models such as bundled payments to continue to drive improved value. We see other governments around the world considering similar bundling reform measures, including the development of the Diagnosis Related Group (“DRG”) as a payment mechanism to drive toward quality and resource based reimbursement.
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

BD actively maintains FDA/ISO Quality Systems that establish standards for its product design, manufacturing, and distribution processes. Prior to marketing or selling most of its products, BD must secure approval from the FDA and counterpart non-U.S. regulatory agencies. Following the introduction of a product, these agencies engage in periodic reviews and inspections of BD’s quality systems, as well as product performance and advertising and promotional materials. These regulatory controls, as well as any changes in FDA policies, can affect the time and cost associated with the development, introduction and continued availability of new products. Where possible, BD anticipates these factors in its product development and planning processes. These agencies possess the authority to take various administrative and legal actions against BD, such as product recalls, product seizures and other civil and criminal sanctions. BD also undertakes voluntary compliance actions, such as voluntary recalls.
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
In addition, as part of PPACA, the federal government has enacted the Sunshine Act provisions requiring BD to publicly report gifts and payments made to physicians and teaching hospitals. Failure to comply with these provisions could result in a range of fines, penalties and/or other sanctions.
Our infusion pump organizational unit is operating under an amended consent decree entered into by CareFusion with the FDA in 2007. CareFusion’s consent decree with the FDA related to its Alaris™ SE infusion pumps. In February 2009, CareFusion and the FDA amended the consent decree to include all infusion pumps manufactured by or for CareFusion 303, Inc., the organizational unit that manufactures and sells infusion pumps in the United States. The amended consent decree does not apply to intravenous administration sets and accessories.
While this BD organizational unit remains subject to the amended consent decree, which includes the requirements of the original consent decree, it has made substantial progress in its compliance efforts. However, we cannot predict the outcome of this matter, and the amended consent decree authorizes the FDA, in the event of any violations in the future, to order us to cease manufacturing and distributing infusion pumps, recall products and take other actions. We may be required to pay damages of $15,000 per day per violation if we fail to comply with any provision of the amended consent decree, up to $15 million per year.
We also cannot currently predict whether additional monetary investment will be incurred to resolve this matter or the matter’s ultimate impact on our business. We may be obligated to pay more costs in the future because, among other things, the FDA may determine that we are not fully compliant with the amended consent decree and therefore impose penalties under the amended consent decree, and/or we may be subject to future proceedings and litigation relating to the matters addressed in the amended consent decree. As of September 30, 2017, we do not believe that a loss is probable in connection with the amended consent decree, and accordingly, we have no accruals associated with compliance with the amended consent decree.
For further discussion of risks relating to the regulations to which we are subject, see Item 1A. Risk Factors.
Employees
As of September 30, 2017, BD had 41,933 employees, of which 17,497 were employed in the U.S. (including Puerto Rico). BD believes that its employee relations are satisfactory.

Available Information
BD maintains a website at www.bd.com. BD also makes available its Annual Reports on Form 10-K, its Quarterly Reports on Form 10-Q, and its Current Reports on Form 8-K (and amendments to those reports) as soon as reasonably practicable after those reports are electronically filed with, or furnished to, the Securities and Exchange Commission (“SEC”). These filings may be obtained and printed free of charge at www.bd.com/investors. In addition, the written charters of the Audit Committee, the Compensation and Management Development Committee, the Corporate Governance and Nominating Committee, the Executive Committee and the Science, Marketing, Innovation and Technology Committee of the Board of Directors, BD’s Corporate Governance Principles and its Code of Conduct, are available and may be printed free of charge at BD’s website at www.bd.com/investors/corporate_governance/. Printed copies of these materials, this 2017 Annual Report on Form 10-K, and BD’s reports and statements filed with, or furnished to, the SEC, may also be obtained, without charge, by contacting the Corporate Secretary, BD, 1 Becton Drive, Franklin Lakes, New Jersey 07417-1880, telephone 201-847-6800. In addition, the SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov.
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
Risks Relating to BD
A downturn in global economic conditions could adversely affect our operations.
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
We are a global company that faces significant competition from a wide range of companies. These include large medical device companies with multiple product lines, some of which may have greater financial and marketing resources than we do, and firms that are more specialized than we are with respect to particular markets or product lines. We face competition across all our product lines and in each market in which our products are sold on the basis of product features, clinical or economic outcomes, product quality, price, services and other factors. In addition, we face changing customer preferences and requirements, including increased customer demand for more environmentally-friendly products.
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
The reinstatement of the PPACA's medical device tax may adversely affect our results of operations.
The PPACA imposes on medical device manufacturers, such as BD, a 2.3% excise tax on U.S. sales of certain medical devices. While the excise tax has been suspended until the end of 2017, absent further legislative action, it will be reinstated in 2018.

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
We rely on information technology systems to process, transmit, and store electronic information in our day-to-day operations, including sensitive personal information and proprietary or confidential information. In addition, some of our products include information technology that collects data regarding patients and patient therapy on behalf of our customers and some connect to our systems for maintenance purposes.  Our information technology systems have been subjected to attack via malicious code execution, cyber- or phishing- attacks, and we have experienced instances of unauthorized access to our systems in the past and expect to be subject to similar attacks in the future. In addition to our own information, in the course of doing business, we sometimes store information with third parties that could be subject to these types of attacks.  Cyber-attacks could result in our intellectual property and other confidential information being accessed or stolen.  Likewise, we could suffer disruption of our operations and other significant negative consequences including increased costs for security measures or remediation, diversion of management attention, and adverse impact on our relationships with vendors, business partners and customers.  Unauthorized tampering, adulteration or interference with our products may also create issues with product functionality that could result in a loss of data, risk to patient safety, and product recalls or field actions.  Cyber-attacks could result in unauthorized access to our systems and products which could also result in actions by regulatory bodies or civil litigation.  While we will continue to dedicate significant resources to protect the company against unauthorized access to our systems and work with government authorities to detect and reduce the risk of future cyber incidents, cyber-attacks are becoming more sophisticated frequent, and adaptive. There can be no assurances that our protective measures will prevent future attacks that could have a material adverse impact on our business.
Our future growth is dependent in part upon the development of new products, and there can be no assurance that such products will be developed.
A significant element of our strategy is to increase revenue growth by focusing on innovation and new product development. New product development requires significant investment in research and development, clinical trials and regulatory approvals. The results of our product development efforts may be affected by a number of factors, including our ability to anticipate customer needs, innovate and develop new products and technologies, successfully complete clinical trials, obtain regulatory approvals and reimbursement in the United States and abroad, manufacture products in a cost-effective manner, obtain appropriate intellectual property protection for our products, and gain and maintain market acceptance of our products. In addition, patents attained by others can preclude or delay our commercialization of a product. There can be no assurance that any products now in development or that we may seek to develop in the future will achieve technological feasibility, obtain regulatory approval or gain market acceptance.

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
A substantial amount of our sales come from our operations outside the United States, and we intend to continue to pursue growth opportunities in foreign markets, especially in emerging markets. Our foreign operations subject us to certain risks, including the effects of fluctuations in foreign currency exchange (discussed above), the effects of local economic and political conditions, U.S. relations with the governments of the foreign countries in which we operate, foreign regulatory requirements or changes in such requirements, local product preferences and product requirements, longer payment terms for account receivables than we experience in the U.S., difficulty in establishing, staffing and managing foreign operations, differing labor regulations, potential changes to international trade agreements and treaties, changes in tax laws, weakening or loss of the protection of intellectual property rights in some countries, import or export licensing requirements, trade protection measures and restrictions on the transfer of capital across borders. The success of our operations outside the United States depends, in part, on our ability to acquire or form and maintain alliances with local companies and make necessary infrastructure enhancements to, among other things, our production facilities and sales and distribution networks.
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
Under the U.S. tax code, we may also be subject to additional taxation to the extent we repatriate earnings from our foreign operations to the U.S. In the event we require more capital in the United States than is generated by our U.S. operations to fund acquisitions or other activities and elect to repatriate earnings from foreign jurisdictions, our effective tax rate may be higher as a result. Recently in the United States, there have been legislative proposals to tax profits that are earned abroad. These, and other proposals for fundamental U.S. corporate tax reform, if enacted, could have a material impact on our financial results.
The June 2016 referendum result in the United Kingdom (“UK”) to exit the European Union (“EU”) (commonly known as “Brexit”) and the subsequent triggering by the UK government in March 2017 of Article 50 of the Lisbon Treaty, which commenced the UK’s official withdrawal process from the EU, has created uncertainties affecting business operations in the UK and the EU. Following the referendum, there was a significant decline in the value of the British pound compared to the U.S. dollar, and continued volatility in exchange rates and economic conditions is expected as the UK negotiates its exit from the EU. Until the terms of the UK’s exit from the EU are determined, it is difficult to predict its impact but it is possible that the withdrawal could, among other things, affect the legal and regulatory schemes to which our businesses are subject, impact trade between the UK and the EU and other parties and create economic and political uncertainty in the region.
There have also been recent proposals for the U.S. to significantly modify or withdraw from certain existing international trade agreements, including the North American Free Trade Agreement. While we cannot predict whether any such changes will be implemented, it is possible that changes to international trade agreements could materially impact our business.

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
We have manufacturing sites all over the world. In some instances, however, the manufacturing of certain of our product lines is concentrated in one or more of our plants. Damage to one or more of these facilities from weather or natural disasters, or issues in our manufacturing process, equipment failure or other factors, could adversely affect our ability to manufacture these products, resulting in lost revenues and damage to our relationships with customers. In particular, damage to our manufacturing facilities in Puerto Rico resulting from Hurricane Maria in September 2017 could adversely impact our revenue and earnings results for fiscal year 2018.
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
We are subject to extensive regulation.
Our operations are global and are affected by complex state, federal and international laws relating to healthcare, environmental protection, antitrust, anti-corruption, marketing, fraud and abuse (including anti-kickback and false claims laws), export control, employment and other areas. Violations of these laws can result in criminal or civil sanctions, including substantial fines and, in some cases, exclusion from participation in health care programs such as Medicare and Medicaid. Environmental laws, particularly with respect to the emission of greenhouse gases, are also becoming more stringent throughout the world, which may increase our costs of operations or necessitate changes in our manufacturing plants or processes or those of our suppliers, or result in liability to BD. The enactment of additional laws in the future may increase our compliance costs or otherwise adversely impact our operations.

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
Defects or quality issues associated with our products could adversely affect the results of our operations.
The design, manufacture and marketing of medical devices involve certain inherent risks. Manufacturing or design defects, unapproved use of our products, or inadequate disclosure of risks or other information relating to the use of our products can lead to injury or other adverse events. These events could lead to recalls or safety alerts relating to our products (either voluntary or required by the FDA or similar governmental authorities in other countries), and could result, in certain cases, in the removal of a product from the market. A recall could result in significant costs and lost sales and customers, enforcement actions and/or investigations by state and federal governments or other enforcement bodies, as well as negative publicity and damage to our reputation that could reduce future demand for our products. Personal injuries relating to the use of our products can also result in significant product liability claims being brought against us. In some circumstances, such adverse events could also cause delays in regulatory approval of new products.
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
We may not realize all of the anticipated benefits and cost savings resulting from our acquisition of CareFusion.
While we have realized significant cost savings to date in connection with our acquisition of CareFusion in 2015, achieving additional cost synergies may prove more difficult than expected, and it is possible that the anticipated cost synergies of the merger may not be realized fully, or may take longer to realize than expected.
Risks Relating To Our Acquisition of Bard
Completion of the Bard acquisition is subject to conditions and if these conditions are not satisfied or waived, the Bard acquisition will not be completed.
The obligations of us and Bard to complete the Bard acquisition are subject to satisfaction or waiver of a number of conditions, the expiration or termination of the applicable waiting period in connection with the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”), the receipt of any authorization or consent from certain other governmental authorities required to be obtained with respect to the merger under applicable foreign antitrust laws, approval of the listing on the NYSE of shares of our common stock to be issued in the Bard acquisition, and the absence of an injunction prohibiting the Bard acquisition. Each party’s obligation to complete the Bard acquisition is subject to the satisfaction or waiver (to the extent permitted under applicable law) of certain other customary conditions, the accuracy of the representations and warranties of the other party under the Merger Agreement (subject to the materiality standards set forth in the Merger Agreement), the performance by the other party of its respective obligations under the Merger Agreement in all material respects and delivery of officer certificates by the other party certifying satisfaction of the two preceding conditions. Either we or Bard may, subject to certain exceptions, terminate the Merger Agreement upon mutual consent or if the Bard acquisition has not been consummated on or before January 23, 2018 (or before April 23, 2018 if all closing conditions have been satisfied other than the receipt of required competition approvals).
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

•
if the Merger Agreement is terminated and our board of directors seeks another business combination, our stockholders cannot be certain that we will be able to find a party willing to enter into a transaction on terms equivalent to or more attractive than the terms that Bard has agreed to in the Merger Agreement;

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

In addition, if the Bard acquisition is not completed, we could be subject to litigation related to any failure to complete the Bard acquisition or related to any enforcement proceeding commenced against us to perform our obligations under the Merger Agreement. The materialization of any of these risks could materially and adversely impact our ongoing business.
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
Although we and Bard have agreed in the Merger Agreement to use reasonable best efforts, subject to certain limitations, to make certain governmental filings, to obtain the required expiration or termination of the waiting period under the HSR Act and to obtain any authorization or consent from certain other governmental authorities required to be obtained with respect to the merger under applicable foreign antitrust laws, there can be no assurance that such approvals will be obtained. As a condition to granting termination of the waiting period under the HSR Act and to adoption of approvals of the Bard acquisition, governmental authorities may impose requirements, limitations or costs or require divestitures or place restrictions on the conduct of our business after completion of the Bard acquisition.
Under the terms of the Merger Agreement, subject to certain exceptions, we and our subsidiaries are required to accept certain conditions and take certain actions imposed by certain governmental authorities that would apply to, or affect, the businesses, assets or properties of us, our subsidiaries or Bard and its subsidiaries. There can be no assurance that regulators will not impose conditions, terms, obligations or restrictions and that such conditions, terms, obligations or restrictions will not have the effect of (i) delaying completion of the Bard acquisition, (ii) imposing additional material costs on or materially limiting the revenues of the combined company following the Bard acquisition, or (iii) otherwise adversely affecting our businesses and results of operations after completion of the Bard acquisition. In addition, we can provide no assurance that these conditions, terms, obligations or restrictions will not result in the delay or abandonment of the Bard acquisition.

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
In addition, certain risks associated with our industry and business described herein and in our public filings may become more significant following consummation of the Bard acquisition, including, but not limited to, risks relating to: the continued focus by third-party payors on cost containment and government scrutiny of the healthcare industry’s sales and marketing practices, various healthcare reform proposals that have emerged on the federal and state levels and in other jurisdictions where the combined company sells its products, collective bargaining and labor activity, and the integrity of our information systems that are run by third party vendors and such vendors’ ability to maintain their systems and reduce any vulnerability to natural and system disruptions and prevent cyber-attacks and other unauthorized access.
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
In connection with the Bard acquisition, we have incurred significant additional indebtedness, and certain of Bard’s indebtedness will remain outstanding, which could adversely affect us, including by decreasing our business flexibility, and will increase our interest expense.
We have substantially increased our indebtedness in connection with the pending Bard acquisition through the incurrence of new indebtedness to finance the Bard acquisition and, following the Bard acquisition, through the assumption of Bard’s existing indebtedness, in comparison to our indebtedness on a recent historical basis, which could have the effect of, among other things, reducing our flexibility to respond to changing business and economic conditions and increasing our interest expense.
The amount of cash required to pay interest on our increased indebtedness levels following completion of the Bard acquisition, and thus the demands on our cash resources, will be greater than the amount of cash flows required to service our indebtedness prior to the Bard acquisition. The increased levels of indebtedness following completion of the Bard acquisition could also reduce funds available for working capital, capital expenditures, acquisitions, the repayment or refinancing of our indebtedness as it becomes due and other general corporate purposes and may create competitive disadvantages for us relative to other companies with lower debt levels. In addition, certain of the indebtedness incurred in connection with the Bard acquisition bears interest at variable interest rates. If interest rates increase, variable rate debt will create higher debt service requirements, which could further adversely affect our cash flows. If we do not achieve the expected benefits and cost savings from the Bard acquisition, or if the financial performance of the combined company does not meet current expectations, then our ability to service our indebtedness may be adversely impacted.
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
The agreements that will govern the indebtedness incurred in connection with the Bard acquisition contain various covenants that impose restrictions on us and certain of our subsidiaries that may affect our ability to operate our businesses.
The agreements that govern the indebtedness incurred in connection with the Bard acquisition contain various affirmative and negative covenants that may, subject to certain significant exceptions, restrict the ability of certain of our subsidiaries to incur debt and the ability of us and certain of our subsidiaries to, among other things, have liens on our property, and/or merge or consolidate with any other person or sell or convey certain of our assets to any one person, engage in certain transactions with affiliates and change the nature of our business. In addition, the agreements also require us to comply with certain financial covenants, including financial ratios. Our ability and the ability of our subsidiaries to comply with these provisions may be affected by events beyond our control. Failure to comply with these covenants could result in an event of default, which, if not cured or waived, could accelerate our repayment obligations and could result in a default and acceleration under other agreements containing cross-default provisions. Under these circumstances, we might not have sufficient funds or other resources to satisfy all of our obligations.
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
Following the consummation of the Bard acquisition, the combined company will have assumed certain potential liabilities relating to Bard, including certain products liability and mass tort claims with respect to the design, manufacture and marketing of medical devices and related settlement agreements and judgments. As of September 30, 2017, Bard has reported that there are: (i) approximately 25 federal and 185 state lawsuits involving individual claims by approximately 205 plaintiffs, as well as one putative class action in the United States, are currently pending against Bard’s hernia repair implant products, (ii) product liability lawsuits involving individual claims by approximately 3,285 plaintiffs are currently pending against Bard in various federal and state jurisdictions with respect to Bard’s surgical continence products for women and (iii) product liability lawsuits involving individual claims by approximately 1,755 plaintiffs are currently pending against Bard in various federal and state jurisdictions with respect to Bard’s vena cava filter products.
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
Sales of shares of BD common stock after the completion of the transaction may cause the market price of BD equity securities to fall.
We will issue a significant number of shares of our common stock in connection with the Bard acquisition. Many Bard stockholders may decide not to hold the shares of our common stock they will receive in the Bard acquisition. Other Bard stockholders, such as funds with limitations on their permitted holdings of stock in individual issuers, may be required to sell the shares of our common stock that they receive in the Bard acquisition. Such sales of our common stock could have the effect of depressing the market price for our equity securities and may take place promptly following the Bard acquisition.
The mandatory convertible preferred stock underlying the depositary shares issued in connection with the financing of the Bard transaction may adversely affect the market price of BD common stock.
The market price of BD common stock is likely to be influenced by the mandatory convertible preferred stock underlying the depositary shares issued in connection with the financing for the Bard transaction. The market price of BD common stock could become more volatile and could be depressed by:

•	investors’ anticipation of the potential resale in the market of a substantial number of additional shares of BD common stock received upon conversion of the mandatory convertible preferred stock;

•	possible sales of BD common stock by investors who view the mandatory convertible preferred stock as a more attractive means of equity participation in BD than owning shares of BD common stock; and

•	hedging or arbitrage trading activity that may develop involving the mandatory convertible preferred stock and BD common stock.
Item  1B.    Unresolved Staff Comments.
None.

Item 2.    Properties.
BD’s executive offices are located in Franklin Lakes, New Jersey. As of October 31, 2017, BD owned or leased 289 facilities throughout the world, comprising approximately 20,462,405 square feet of manufacturing, warehousing, administrative and research facilities. The U.S. facilities, including those in Puerto Rico, comprise approximately 7,472,419 square feet of owned and 2,976,267 square feet of leased space. The international facilities comprise approximately 7,478,714 square feet of owned and 2,535,005 square feet of leased space. Sales offices and distribution centers included in the total square footage are also located throughout the world.
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

Sites	Corporate	BD Life Sciences	BD Medical	Mixed(A)	Total
Leased	14	25	96	83	218
Owned	6	26	33	6	71
Total	20	51	129	89	289
Square feet	2,263,694	4,421,732	10,838,632	2,938,347	20,462,405

(A)	Facilities used by more than one business segment.
BD believes that its facilities are of good construction and in good physical condition, are suitable and adequate for the operations conducted at those facilities, and are, with minor exceptions, fully utilized and operating at normal capacity.
The U.S. facilities are located in Alabama, Arizona, California, Connecticut, Florida, Georgia, Illinois, Indiana, Maryland, Massachusetts, Michigan, Missouri, Nebraska, New Jersey, North Carolina, Ohio, Oklahoma, South Carolina, Texas, Utah, Virginia, Washington, D.C., Washington, Wisconsin and Puerto Rico.
The international facilities are as follows:
- Europe, Middle East, Africa, which includes facilities in Austria, Belgium, Bosnia and Herzegovina, the Czech Republic, Denmark, England, Finland, France, Germany, Ghana, Hungary, Ireland, Israel, Italy, Kenya, Luxembourg, Netherlands, Norway, Poland, Portugal, Russia, Saudi Arabia, South Africa, Spain, Sweden, Switzerland, Turkey, the United Arab Emirates and Zambia.
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

Name	Age	Position
Vincent A. Forlenza	64	Chairman since July 2012; Chief Executive Officer since October 2011; President from January 2009 to April 2017; and Chief Operating Officer from July 2010 to October 2011.
Thomas E. Polen	44
President since April 2017; Executive Vice President and President - Medical Segment from October 2014 to April 2017; Group President from October 2013 to October 2014; and Worldwide President - BD Diagnostic Systems from October 2010 to October 2013.

James W. Borzi	55
Executive Vice President, Global Operations and Chief Supply Chain Office since October 2017; Senior Vice President, Global Operations from 2015 to October 2017; Vice President, Global Manufacturing from 2013 to 2015; and Vice President and General Manager, Hydro Aluminum from 2012 to 2013.

Alexandre Conroy	54	Worldwide President, Medication and Procedural Solutions since May 2017; and Executive Vice President and President, Europe, EMA and the Americas from June 2012 to May 2017.
Roland Goette	55
Executive Vice President and President, EMEA since May 2017; President, Europe from October 2014 to May 2017; and prior thereto, Vice President and General Manager - Medical Surgical Systems, Western Europe.

James Lim	53	Executive Vice President and President, Greater Asia since June 2012.
Alberto Mas	56
Executive Vice President and President - Life Sciences Segment since October 2016; Worldwide President - Life Sciences, Diagnostic Systems from October 2013 to October 2016; and Worldwide President - BD Biosciences from October 2011 to October 2013.

Christopher R. Reidy	60	Executive Vice President, Chief Financial Officer and Chief Administrative Officer since July 2013; and prior thereto, Vice President and Chief Financial Officer of ADP Corporation.
Nabil Shabshab	52
Worldwide President, Diabetes Care and Digital Health since August 2017; Executive Vice President and President, Americas and Chief Customer Experience Officer from May 2017 to August 2017; Executive Vice President and Chief Marketing Officer from January 2015 to May 2017; Senior Vice President and Chief Marketing Officer from August 2011 to January 2015.

Ellen R. Strahlman, M.D.	60
Executive Vice President, Research and Development since January 2015, Chief Medical Officer since April 2013; Senior Vice President, Research and Development from April 2013 to January 2015; and prior thereto, Senior Vice President, Office of the CEO and Global Head, Neglected Tropical Diseases of GlaxoSmithKline.

Linda M. Tharby	49
Executive Vice President and Chief Human Resource Officer since October 2016; Executive Vice President and President - Life Sciences Segment from October 2014 to October 2016; Group President from October 2013 to October 2014; and prior thereto, Worldwide President - BD Medical, Diabetes Care.

PART II
Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
BD’s common stock is listed on the New York Stock Exchange. As of October 31, 2017, there were approximately 13,134 shareholders of record.
Market and Market Prices of Common Stock (per common share)

	2016		2017
By Quarter	High	Low	High	Low
First	$156.53	$132.19	$179.17	$162.80
Second	152.54	132.88	185.34	164.80
Third	172.19	152.86	195.15	177.07
Fourth	181.55	169.64	205.63	191.56
Dividends (per common share)

By Quarter	2016	2017
First	$ 0.660	$ 0.730
Second	0.660	0.730
Third	0.660	0.730
Fourth	0.660	0.730
Issuer Purchases of Equity Securities
The table below sets forth certain information regarding BD’s purchases of its common stock during the fiscal quarter ended September 30, 2017.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs(2)
July 1-31, 2017	1,809	$197.71	—	7,857,742
August 1-31, 2017	240	$196.39	—	7,857,742
September 1-30, 2017	—	—	—	7,857,742
Total	2,049	$197.55	—	7,857,742

(1)
Includes 2,049 shares purchased during the quarter in open market transactions by the trust relating to BD’s Deferred Compensation and Retirement Benefit Restoration Plan and 1996 Directors’ Deferral Plan.

(2)	Represents shares available under the repurchase program authorized by the Board of Directors on September 24, 2013 for 10 million shares, for which there is no expiration date.

Item 6.    Selected Financial Data.
FIVE-YEAR SUMMARY OF SELECTED FINANCIAL DATA
Becton, Dickinson and Company

	Years Ended September 30
	2017	2016	2015	2014	2013
	Dollars in millions, except share and per share amounts
Operations
Revenues	$12,093	$12,483	$10,282	$8,446	$8,054
Gross Margin	5,942	5,991	4,695	4,301	4,171
Research and Development Expense	774	828	632	550	494
Operating Income	1,478	1,430	1,074	1,606	1,254
Interest Expense, Net	445	367	356	89	98
Income From Continuing Operations Before Income Taxes	976	1,074	739	1,522	1,165
Income Tax (Benefit) Provision	(124)	97	44	337	236
Income from Continuing Operations	1,100	976	695	1,185	929
Net Income	1,100	976	695	1,185	1,293
Basic Earnings Per Share from Continuing Operations	4.70	4.59	3.43	6.13	4.76
Diluted Earnings Per Share from Continuing Operations	4.60	4.49	3.35	5.99	4.67
Dividends Per Common Share	2.92	2.64	2.40	2.18	1.98
Financial Position
Total Current Assets	$18,633	$6,367	$5,659	$5,775	$5,530
Total Current Liabilities	3,342	4,400	4,381	2,225	2,122
Total PPE, Net	4,638	3,901	4,060	3,605	3,476
Total Assets	37,734	25,586	26,478	12,384	12,029
Total Long-Term Debt	18,667	10,550	11,370	3,768	3,763
Total Shareholders’ Equity	12,948	7,633	7,164	5,053	5,043
Book Value Per Common Share	56.80	35.79	34.00	26.33	25.99
Financial Relationships
Gross Profit Margin	49.1%	48.0%	45.7%	50.9%	51.8%
Return on Revenues	9.1%	7.8%	6.8%	14.0%	11.5%	(A)
Return on Total Assets(B)	4.7%	5.6%	5.7%	13.6%	11.1%	(A)
Return on Equity	10.7%	13.2%	11.4%	23.5%	20.2%	(A)
Debt to Capitalization(C)	57.5%	57.2%	59.4%	43.6%	43.6%	(A)
Additional Data
Number of Employees	41,900	50,900	49,500	30,600	30,000
Number of Shareholders	13,183	13,788	14,547	8,210	8,412
Average Common and Common Equivalent Shares Outstanding — Assuming Dilution (millions)	223.6	217.5	207.5	197.7	199.2
Depreciation and Amortization	$1,088	$1,114	$891	$562	$546
Capital Expenditures	727	693	596	592	522

(A)	Excludes discontinued operations.

(B)	Earnings before interest expense and taxes as a percent of average total assets.

(C)	Total debt as a percent of the sum of total debt, shareholders’ equity and non-current deferred income tax liabilities.

The results above include the impact of the specified items detailed below. Additional discussion regarding the specified items in fiscal years 2017, 2016 and 2015 are provided in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	Years Ended September 30
Millions of dollars, except per share amounts	2017	2016	2015	2014	2013
Total specified items	$1,466	$1,261	$1,186	$153	$442
After-tax impact of specified items	$971	$892	$786	$101	$279
Impact of specified items on diluted earnings per share	$(4.34)	$(4.10)	$(3.79)	$(0.51)	$(1.40)
Impact of dilution from share issuances	$(0.54)	$—	$(0.02)	$—	$—

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
Strategic Objectives
BD remains focused on delivering sustainable growth and shareholder value, while making appropriate investments for the future. BD management operates the business consistent with the following core strategies:

•	To increase revenue growth by focusing on our core products, services and solutions that deliver greater benefits to patients, healthcare workers and researchers;

•	To continue investment in research and development for platform extensions and innovative new products;

•	To make investments in growing our operations in emerging markets;

•	To improve operating effectiveness and balance sheet productivity;

•	To drive an efficient capital structure and strong shareholder returns.
Our strategy focuses on four specific areas within healthcare and life sciences:

•	Enabling safer, simpler and more effective parenteral drug delivery;

•	Improving clinical outcomes through new, more accurate and faster diagnostics;

•	Providing tools and technologies to the research community that facilitate the understanding of the cell, cellular diagnostics and cell therapy;

•	Enhancing disease management in diabetes, women’s health and cancer, infectious disease and other targeted conditions.
We continue to strive to improve the efficiency of our capital structure and follow these guiding principles:

•	To operate the Company consistent with an investment grade credit profile;

•	To ensure access to the debt market for strategic opportunities;

•	To optimize the cost of capital based on market conditions.
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
Definitive Agreement to Acquire C.R. Bard, Inc.
On April 23, 2017, we announced that we entered into a definitive agreement under which BD will acquire C. R. Bard, Inc. ("Bard") for an implied value of $317.00 per Bard common share in cash and stock, for estimated total consideration of approximately $24 billion. The combination will create a highly differentiated medical technology company uniquely positioned to improve both the process of care and the treatment of disease for patients and healthcare providers. Additional discussion regarding the acquisition agreement and the related financing the Company has secured, through equity and debt issuances, is provided in Notes 3, 9 and 15 to the consolidated financial statements contained in Item 8. Financial Statements and Supplementary Data. The transaction is subject to regulatory approval and customary closing conditions, and is expected to close in the fourth calendar quarter of 2017.
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
Summary of Financial Results
Worldwide revenues in 2017 of $12.093 billion decreased 3.1% from the prior-year period. The decrease reflected an approximate 7% reduction in revenues due to the divestiture of the Respiratory Solutions business in October 2016. Volume growth in 2017 of more than 4% for our continuing businesses was partially offset by an unfavorable impact of foreign currency translation of less than 1%. Pricing did not materially impact 2017 revenues. Additional disclosures regarding our divestiture of the Respiratory Solutions business are provided in Note 10 to the consolidated financial statements contained in Item 8. Financial Statements and Supplementary Data. Volume growth in 2017 reflected the following:

•
Medical segment volume growth in 2017 was driven by sales growth in all of the segment's units, particularly by growth in the Medication and Procedural Solutions, Medication Management Solutions and Pharmaceutical Systems units.

•	Life Sciences segment volume growth in 2017 was driven by growth in all three of its organizational units, particularly in its Preanalytical and Diagnostic Systems units.

•	U.S. volume growth in 2017 primarily reflected growth in sales in the Medical segment's Medication Management Solutions and Diabetes Care units, as well as in all of the Life Sciences segment's units.

•
International volume growth in 2017 was driven by sales in the Medical segment's Medication and Procedural Solutions, Medication Management Solutions and Pharmaceutical Systems units, as well as by sales in the Life Sciences segment's Preanalytical Systems and Diagnostic Systems units.

We continue to invest in research and development, geographic expansion, and new product promotions to drive further revenue and profit growth. Our ability to sustain our long-term growth will depend on a number of factors, including our ability to expand our core business (including geographical expansion), develop innovative new products, and continue to improve operating efficiency and organizational effectiveness. While the economic environment for the healthcare industry and healthcare utilization in the United States have generally stabilized, destabilization in the future could adversely impact our businesses. Additionally, macroeconomic challenges in Europe continue to constrain healthcare utilization, although we currently view the environment as stable. In emerging markets, the Company’s growth is dependent primarily on government funding for healthcare systems. In addition, pricing pressure exists for certain geographies and could adversely impact our businesses.
Our financial position remains strong, with cash flows from operating activities totaling $2.550 billion in 2017. At September 30, 2017, we had $14.2 billion in cash and equivalents and short-term investments, which included net proceeds raised through registered public offerings of equity securities and debt transactions during the third quarter of approximately $4.8 billion and $9.6 billion, respectively. We continued to return value to our shareholders in the form of dividends. During fiscal year 2017, we paid cash dividends of $677 million. We also repurchased approximately $220 million of our common stock during 2017.

Each reporting period, we face currency exposure that arises from translating the results of our worldwide operations to the U.S. dollar at exchange rates that fluctuate from the beginning of such period. The ongoing relative strength of the U.S. dollar resulted in an unfavorable foreign currency translation impact to our revenue and earnings growth during fiscal year 2017. We evaluate our results of operations on both a reported and a foreign currency-neutral basis, which excludes the impact of fluctuations in foreign currency exchange rates. As exchange rates are an important factor in understanding period-to-period comparisons, we believe the presentation of results on a foreign currency-neutral basis in addition to reported results helps improve investors’ ability to understand our operating results and evaluate our performance in comparison to prior periods. Foreign currency-neutral ("FXN") information compares results between periods as if exchange rates had remained constant period-over-period. We use results on a foreign currency-neutral basis as one measure to evaluate our performance. We calculate foreign currency-neutral percentages by converting our current-period local currency financial results using the prior-period foreign currency exchange rates and comparing these adjusted amounts to our current-period results. These results should be considered in addition to, not as a substitute for, results reported in accordance with U.S. generally accepted accounting principles ("GAAP"). Results on a foreign currency-neutral basis, as we present them, may not be comparable to similarly titled measures used by other companies and are not measures of performance presented in accordance with U.S. GAAP.

Results of Operations
Medical Segment
The following is a summary of Medical revenues by organizational unit:

				2017 vs. 2016			2016 vs. 2015
(Millions of dollars)	2017	2016	2015	Total Change	Estimated FX Impact	FXN Change	Total Change	Estimated FX Impact	FXN Change
Medication and Procedural Solutions	$3,497	$3,413	$2,850	2.5%	(0.7)%	3.2%	19.8%	(3.6)%	23.4%
Medication Management Solutions (A)	2,295	2,197	1,015	4.4%	(0.5)%	4.9%	116.6%	(2.3)%	118.9%
Diabetes Care	1,056	1,023	1,012	3.3%	(0.3)%	3.6%	1.1%	(3.3)%	4.4%
Pharmaceutical Systems	1,256	1,199	1,167	4.8%	(0.5)%	5.3%	2.7%	(2.4)%	5.1%
Respiratory Solutions (A)	—	822	417	NM	—%	NM	97.2%	(2.3)%	99.5%
Total Medical revenues	$8,105	$8,654	$6,460	(6.4)%	(0.6)%	(5.8)%	34.0%	(3.0)%	37.0%

Medical segment safety-engineered products	$1,960	$1,924	$1,499	1.9%	(0.3)%	2.2%	28.3%	(2.9)%	31.2%

(A)
The presentation of prior-period amounts has been revised to conform with the presentation of current-period amounts, which does not separately present an immaterial adjustment for the amortization of a deferred revenue balance write-down relating to the CareFusion acquisition.

(B)	"NM" denotes that the percentage is not meaningful.

Medical segment revenue growth in 2017 was driven by the Medication and Procedural Solutions unit's sales of infusion disposables products, particularly in international markets, and the Pharmaceutical Systems unit’s sales of self-injection systems. Revenue growth in 2017 also reflected the Diabetes Care unit's increased sales of pen needles in the United States and emerging markets. International growth in the Diabetes Care unit was impacted by weaker revenues in Europe, primarily in the United Kingdom, due to increasing pressure from government payers as part of austerity measures. Medical segment revenues in 2017 were unfavorably impacted by the divestiture of the Respiratory Solutions business and the modification to dispensing equipment lease contracts with customers in the Medication Management Solutions unit, which took place in April 2017. As a result of the lease modification, substantially all new lease contracts entered into beginning in April 2017 will be accounted for as operating leases with revenue recognized over the agreement term, rather than upon the placement of capital. In 2017, revenues in the Medication Management Solutions unit included $151 million of revenues relating to amended preexisting lease contracts.

The Medical segment's growth in 2016 largely reflected the inclusion of CareFusion’s sales for a full fiscal year in 2016 compared with half the fiscal year in 2015, as previously discussed. Medical segment revenue growth in 2016 additionally reflected the Medication and Procedural Solutions unit's international sales of safety-engineered products, the Diabetes Care unit’s sales of pen needles and the Pharmaceutical Systems unit’s sales of self-injection systems. Fiscal year 2016 Medical segment revenue growth was unfavorably impacted by the termination of a distribution contract in the Respiratory Solutions unit.

Medical segment operating income was as follows:

(Millions of dollars)	2017	2016	2015
Medical segment operating income	$2,155	$2,052	$1,530

Segment operating income as % of Medical revenues	26.6%	23.7%	23.7%

The Medical segment's operating income is driven by its performance with respect to gross profit margin and operating expenses. The Medical segment's gross profit margin in 2017 was higher as compared with 2016 primarily due to the divestiture of the Respiratory Solutions business, which had products with relatively lower gross profit margins. Gross profit margin in 2017 also reflected lower manufacturing costs resulting from continuous improvement projects which enhanced the efficiency of our operations. The Medical segment's gross profit margin as a percentage of revenues was slightly higher in 2016 as compared with 2015 primarily due to lower manufacturing costs resulting from continuous operations improvement projects, partially offset by the recognition of a full year of amortization relating to intangible assets acquired in the CareFusion transaction and by unfavorable foreign currency translation.

Selling and administrative expense as a percentage of revenues in 2017 was lower compared with 2016, primarily due to the divestiture of the Respiratory Solutions business, as this business generally had a lower operating margin. Selling and administrative expense as a percentage of revenues in 2016 was favorably impacted by the suspension of the medical device excise tax imposed under the U.S. Patient Protection Affordable Care Act. Research and development expense as a percentage of revenues in 2017 reflected ongoing investment in new products and platforms, but was lower compared with 2016 as expense in 2016 included a one-time payment relating to one of the segment's ongoing projects. Research and development expense as a percentage of revenues in 2016 increased from 2015, which reflected increased investment in new products and platforms, including the one-time payment noted above.
Life Sciences Segment
The following is a summary of Life Sciences revenues by organizational unit:

				2017 vs. 2016			2016 vs. 2015
(Millions of dollars)	2017	2016	2015	Total Change	Estimated FX Impact	FXN Change	Total Change	Estimated FX Impact	FXN Change
Preanalytical Systems	$1,471	$1,409	$1,391	4.4%	(0.8)%	5.2%	1.3%	(3.9)%	5.2%
Diagnostic Systems	1,378	1,301	1,299	5.9%	(0.5)%	6.4%	0.1%	(3.2)%	3.3%
Biosciences	1,139	1,119	1,132	1.8%	(0.6)%	2.4%	(1.2)%	(2.7)%	1.5%
Total Life Sciences revenues	$3,988	$3,829	$3,822	4.2%	(0.6)%	4.8%	0.2%	(3.2)%	3.4%

Life Sciences segment safety-engineered products	$1,167	$1,113	$1,097	4.9%	(0.8)%	5.7%	1.4%	(3.7)%	5.1%
The Life Sciences segment's 2017 revenues reflected growth in global sales of the Preanalytical Systems unit's safety-engineered products and growth in sales of the Diagnostics Systems unit's microbiology and molecular platforms, particularly in emerging markets. The segment’s 2017 revenue growth was also driven by increased Biosciences unit sales, particularly in developed markets.
Fiscal year 2016 revenues in the Life Sciences segment were driven by the Preanalytical Systems unit's U.S. and international sales of safety-engineered products. Segment revenue growth in 2016 also reflected the Diagnostic Systems unit's sales of its core microbiology products, as well as placements of its BD KiestraTM platform. Fiscal year 2016 revenues in the Life Sciences segment additionally reflected the Biosciences unit’s research instrument and reagent sales, primarily in the United States, which were partially offset by decreased sales of the Biosciences unit's HIV-related clinical products in Africa.
Life Sciences segment operating income was as follows:

(Millions of dollars)	2017	2016	2015
Life Sciences segment operating income	$772	$793	$839

Segment operating income as % of Life Sciences revenues	19.4%	20.7%	21.9%

The Life Sciences segment's operating income is driven by its performance with respect to gross profit margin and operating expenses.  The Life Sciences segment's gross profit margin as a percentage of revenues was lower in fiscal year 2017 primarily due to unfavorable foreign currency translation, higher raw material costs and unfavorable product mix, partially offset by lower manufacturing costs resulting from operations improvement projects. The Life Sciences segment's gross profit margin as a percentage of revenues was lower in fiscal year 2016 compared with 2015 primarily due to unfavorable foreign currency translation, partially offset by lower manufacturing costs resulting from operations improvement projects.

Selling and administrative expense as a percentage of Life Sciences revenues in 2017 was higher compared to 2016 primarily due to slightly higher administrative costs. Selling and administrative expense as a percentage of Life Sciences revenues decreased in 2016 compared with 2015, primarily due to the suspension of the medical device excise tax. Research and development expense as a percentage of revenues in 2017 was relatively flat compared with 2016, which increased compared to 2015 due to increased investment in new products and platforms.
Geographic Revenues
BD’s worldwide revenues by geography are provided below.

				2017 vs. 2016			2016 vs. 2015
(Millions of dollars)	2017	2016	2015	Total Change	Estimated FX Impact	FXN Change	Total Change	Estimated FX Impact	FXN Change
United States	$6,504	$6,893	$5,069	(5.6)%	—	(5.6)%	36.0%	—	36.0%
International	5,589	5,590	5,213	—%	(1.2)%	1.2%	7.2%	(6.2)%	13.4%
Total revenues	$12,093	$12,483	$10,282	(3.1)%	(0.5)%	(2.6)%	21.4%	(3.1)%	24.5%
U.S. revenues in 2017 were unfavorably impacted by the Medical segment's divestiture of the Respiratory Solutions business and the modification to dispensing equipment lease contracts with customers in the Medical segment's Medication Management Solutions unit, as previously discussed. These impacts to U.S. revenues in 2017 were partially offset by growth in sales in the Medical segment's Medication Management Solutions and Diabetes Care units, as well as in all of the Life Sciences segment's units.
U.S. revenue growth in 2016 primarily reflected the inclusion of CareFusion's U.S. sales for the full fiscal year. U.S. revenues also reflected growth in sales of the Medical segment's legacy products, particularly in the Medication and Procedural Solutions and Pharmaceutical Systems units. U.S. revenue growth in 2016 was also driven by sales in the Life Science's segment's Preanalytical Systems and Biosciences units.
International revenues in 2017 were driven by sales in the Medical segment's Medication and Procedural Solutions, Medication Management Solutions and Pharmaceutical Systems units, as well as by sales in the Life Sciences segment's Preanalytical Systems and Diagnostic Systems units. International revenue growth in 2017 was partially offset by the impact of the Medical segment's divestiture of the Respiratory Solutions business.

International revenue growth in 2016 primarily reflected the inclusion of CareFusion's sales for the full fiscal year, as well as growth attributable to the Medical segment's legacy products in the Medication and Procedural Solutions unit. International revenue growth in 2016 also reflected the Life Sciences segment's Preanalytical Systems unit's sales, primarily in Western Europe and Asia Pacific. The Life Sciences segment's international revenue growth in 2016 was negatively impacted by a decrease in certain sales in its Biosciences unit in Africa, as previously discussed.
Emerging market revenues were $1.95 billion, $1.9 billion and $1.8 billion in 2017, 2016 and 2015, respectively. Emerging market revenues in 2016 related to divested businesses, primarily the Respiratory Solutions business, were approximately $105 million. Unfavorable foreign currency translation impacted emerging market revenues in 2017 and 2016 by an estimated $29 million and $156 million, respectively. Emerging market revenue growth in 2017 was driven by sales in Greater Asia, including China, and Latin America. Emerging market revenue growth in 2016 reflected the inclusion of CareFusion's sales for the full fiscal year, as well as growth in China and Latin America, partially offset by declines in the Middle East and Africa.
Specified Items
Reflected in the financial results for 2017, 2016 and 2015 were the following specified items:

(Millions of dollars)	2017	2016	2015
Integration costs (A)	$237	$192	$95
Restructuring costs (A)	85	526	271
Transaction costs (A)	39	10	59
Financing costs (B)	131	—	107
Purchase accounting adjustments (C)	491	527	645
Lease contract modification-related charge (D)	748	—	—
Litigation-related items (E)	(337)	—	12
Losses on debt extinguishment (F)	73	—	—
Pension settlement charges	—	6	—
Other, net	—	—	(5)
Total specified items	1,466	1,261	1,186
Tax impact of specified items	495	369	400
After-tax impact of specified items	$971	$892	$786

(A)	Represents integration, restructuring and transaction costs, recorded in Acquisitions and other restructurings, which are further discussed below.

(B)
The amount in 2017 represents financing costs incurred in connection with the agreement to acquire Bard, including bridge financing commitment fees of $79 million, which were recorded in Interest expense. The amount in 2015 represents financing costs incurred in connection with the CareFusion acquisition, including bridge financing commitment fees.

(C)
Primarily represents non-cash amortization expense associated with acquisition-related identifiable intangible assets. BD’s amortization expense is primarily recorded in Cost of products sold. The adjustment in 2015 also included a fair value step-up adjustment of $293 million recorded relative to CareFusion’s inventory on the acquisition date.

(D)	Represents a non-cash charge, which was recorded in Other operating expense, net resulting from a modification to our dispensing equipment lease contracts with customers, as further discussed below.

(E)	The amount in 2017 largely represents the reversal of certain reserves related to an appellate court decision recorded in Other operating expense, net as further discussed below.

(F)	Represents losses recognized in Other (expense) income, net upon our extinguishment of certain long-term senior notes in the first and third quarters, as further discussed below.

Gross Profit Margin
The comparison of gross profit margins in 2017 and 2016 and the comparison of gross profit margins in 2016 and 2015 reflected the following impacts:

	2017	2016
Gross profit margin % prior-year period	48.0%	45.7%
Operating performance	0.7%	2.5%
Impact of divestitures	0.8%	—%
CareFusion acquisition-related asset depreciation and amortization	—%	0.6%
Foreign currency translation	(0.4)%	(0.8)%
Gross profit margin % current-year period	49.1%	48.0%

The operating performance impacts in 2017 and 2016 primarily reflected lower manufacturing costs resulting from the continuous operations improvement projects discussed above. Gross profit margin in 2017 was favorably impacted by businesses divestitures, primarily the divestiture of the Respiratory Solutions business which had products with relatively lower gross profit margins. Gross profit margin in 2016 benefited from a favorable comparison to 2015, which reflected the fair value step-up adjustment recorded relative to CareFusion’s inventory on the acquisition date, as previously discussed, partially offset by the recognition in 2016 of a full year of amortization relating to CareFusion's intangible assets.
Operating Expenses
Operating expenses in 2017, 2016 and 2015 were as follows:

				Increase (decrease) in basis points
(Millions of dollars)	2017	2016	2015	2017 vs. 2016	2016 vs. 2015
Selling and administrative expense	$2,925	$3,005	$2,563
% of revenues	24.2%	24.1%	24.9%	10	(80)

Research and development expense	$774	$828	$632
% of revenues	6.4%	6.6%	6.1%	(20)	50

Acquisitions and other restructurings	$354	$728	$426

Other operating expense, net	$410	$—	$—
Selling and administrative
Selling and administrative expense as a percentage of revenues in 2017 was relatively flat compared with 2016. Selling and administrative expense as a percentage of revenues in 2016 as compared with 2015 reflected synergies resulting from the CareFusion acquisition, as well as favorable foreign currency translation and a suspension of the medical device excise tax, as previously discussed, partially offset by higher selling expenses relating to product launches and higher shipping expenses.
Research and development

Research and development expense as a percentage of revenues was slightly lower in 2017, which reflected a favorable comparison to 2016, which included increased investment in high growth opportunities.

Acquisitions and other restructurings

Costs relating to acquisitions and other restructurings in 2017, 2016 and 2015 primarily represented integration and restructuring costs substantially associated with our fiscal year 2015 acquisition of CareFusion and other portfolio rationalization initiatives. Integration costs in 2017 also included costs relating to our pending acquisition of Bard. Restructuring costs in 2016 included a $214 million charge recorded to impair capitalized internal-use software assets held for sale as a result of information technology function transformation efforts. Transaction costs were incurred in 2017 in connection with the pending acquisition of Bard and other portfolio rationalization initiatives. Transaction costs were also incurred in 2015 in connection with the CareFusion acquisition. For further disclosures regarding the costs relating to acquisitions and other restructurings, refer to Notes 7, 9, 10 and 11 to the consolidated financial statements contained in Item 8. Financial Statements and Supplementary Data.
Other operating (income) expense, net

Other operating expense in 2017 included the $748 million non-cash charge resulting from the modification to our dispensing equipment lease contracts with customers. Additional disclosures regarding this lease contract modification are provided in Note 17 to the consolidated financial statements contained in Item 8. Financial Statements and Supplementary Data. Other operating income in 2017 included a $336 million reversal of certain reserves related to an appellate court decision which, among other things, reversed an unfavorable antitrust judgment in the Retractable Technologies, Inc. case. Additional disclosures regarding this legal matter are provided in Note 5 to the consolidated financial statements contained in Item 8. Financial Statements and Supplementary Data
Net Interest Expense

(Millions of dollars)	2017	2016	2015
Interest expense	$(521)	$(388)	$(371)
Interest income	76	21	15
Net interest expense	$(445)	$(367)	$(356)

The increase in interest expense in 2017 compared with 2016 primarily reflected higher levels of debt due to our issuances of senior unsecured U.S. notes during the third quarter of 2017, as well as bridge financing commitment fees of $79 million. The increase in interest expense in 2016 reflected a full year of increased financing costs associated with the CareFusion acquisition, including interest on senior unsecured notes issued in December 2014. This increase in financing costs was partially offset by the full year impact of favorable amortization of the acquisition-date fair value step-up on CareFusion’s long-term debt as well as by the prior-year impact of commitment fees incurred for a bridge loan facility. Additional disclosures regarding our financing arrangements and debt instruments are provided in Note 15 to the consolidated financial statements contained in Item 8. Financial Statements and Supplementary Data.

The increase in interest income in 2017 compared with 2016 primarily reflected higher levels of cash on hand, as a result of our third quarter issuances of debt and equity securities, as well as higher investment gains on assets related to our deferred compensation plans. The increase in interest income in 2016 reflected the realization of investment gains on assets related to our deferred compensation plans, compared with the realization of losses in 2015, partially offset by lower cash levels outside of the United States. The offsetting movements in the deferred compensation plan liability were recorded in Selling and administrative expense.

Income Taxes

The income tax rates in 2017, 2016 and 2015 were as follows:

	2017	2016	2015
Effective income tax rate - (benefit) provision	(12.7)%	9.1%	5.9%

Favorable impact, in basis points, from specified items	2,790	1,090	1,720

The decrease in the effective income tax rate in 2017 largely reflected the more favorable tax impact from specified items recognized in 2017 compared with 2016, as well as the tax benefits recorded upon the settlement of share-based compensation awards in 2017. The share-based compensation-related tax benefits were recognized in connection with BD's adoption of new accounting requirements relating to the income tax effects of share-based compensation awards. Additional disclosures regarding this adoption are provided in Note 2 to the consolidated financial statements contained in Item 8. Financial Statements and Supplementary Data. The increase in the effective income tax rate from 2015 to 2016 is primarily due to the decrease in tax benefits on specified items as the tax benefits on specified items in 2015 were primarily incurred in higher tax jurisdictions. The income tax rates in fiscal years 2016 also reflected the extension of the U.S. research and development income tax credit, which was partially offset by the unfavorable impact of one-time discrete items.
Net Income and Diluted Earnings per Share
Net Income and Diluted Earnings per Share in 2017, 2016 and 2015 were as follows:

	2017	2016	2015
Net income (Millions of dollars)	$1,100	$976	$695
Diluted Earnings per Share	$4.60	$4.49	$3.35

Unfavorable impact-specified items	$(4.34)	$(4.10)	$(3.79)
Unfavorable impact-foreign currency translation	$(0.23)	$(0.64)	$(0.69)
Dilutive impact from share issuances	$(0.54)	$—	$(0.02)
The dilutive impact from share issuances in 2017 represents the impact of BD shares issued in the third quarter of fiscal year 2017, in anticipation of the pending Bard acquisition. The dilutive impact from share issuances in 2015 represents the impact from shares issued as consideration for the CareFusion acquisition, prior to the inclusion of CareFusion in consolidated results of operations.
Financial Instrument Market Risk
We selectively use financial instruments to manage market risk, primarily foreign currency exchange risk and interest rate risk relating to our ongoing business operations. The counterparties to these contracts are highly rated financial institutions. We do not enter into financial instruments for trading or speculative purposes.
Foreign Exchange Risk
BD and its subsidiaries transact business in various foreign currencies throughout Europe, Greater Asia, Canada and Latin America. We face foreign currency exposure from the effect of fluctuating exchange rates on payables and receivables relating to transactions that are denominated in currencies other than our functional currency. These payables and receivables primarily arise from intercompany transactions. We hedge substantially all such exposures, primarily through the use of forward contracts. We also face currency exposure that arises from translating the results of our worldwide operations, including sales, to the U.S. dollar at exchange rates that have fluctuated from the beginning of a reporting period. From time to time, we may purchase forward contracts and options to hedge certain forecasted transactions that are denominated in foreign currencies in order to partially protect against a reduction in the value of future earnings resulting from adverse foreign exchange rate movements. Gains or losses on derivative instruments are largely offset by the gains or losses on the underlying hedged transactions. We did not enter into contracts to hedge cash flows against foreign currency fluctuations in fiscal year 2017 or 2016.
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
With respect to the foreign currency derivative instruments outstanding at September 30, 2017 and 2016, the impact changes in the U.S. dollar would have on pre-tax earnings was estimated as follows:

	Increase (decrease)
(Millions of dollars)	2017	2016
10% appreciation in U.S. dollar	$(38)	$(67)
10% depreciation in U.S. dollar	$38	$67
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
With respect to the interest rate derivatives outstanding at September 30, 2017 and 2016, a 10% change in interest rates would not materially impact the fair value of these derivatives. Based on our overall interest rate exposure at September 30, 2017 and 2016, a 10% change in interest rates would not have a material effect on our earnings or cash flows over a one-year period.
Liquidity and Capital Resources

The following table summarizes our consolidated statement of cash flows in 2017, 2016 and 2015:

(Millions of dollars)	2017	2016	2015
Net cash provided by (used for)
Operating activities	$2,550	$2,559	$1,730
Investing activities	$(883)	$(669)	$(8,318)
Financing activities	$10,977	$(1,761)	$6,190
Net Cash Flows from Operating Activities

The fiscal year 2017, 2016 and 2015 changes in net cash provided by operating activities was primarily attributable to net income, as adjusted for depreciation and amortization and other non-cash items. The fiscal year 2017 change in operating assets and liabilities was a net use of cash and primarily reflected higher levels of prepaid expenses, trade receivables and inventory, partially offset by higher levels of accounts payable and accrued expenses.  The fiscal year 2016 change in operating assets and liabilities was a net source of cash and primarily reflected higher levels of accounts payable and accrued expenses as well as lower levels of inventory, prepayments and financing receivables, partially offset by higher levels of accounts receivables. Net cash provided by operating activities in 2017 also reflected an adjustment for the non-cash charge resulting from the modification to our dispensing equipment lease contracts with customers, as previously discussed, and the losses recorded upon our extinguishment of certain long-term notes, which are included within Other, net. The previously discussed non-cash charge recorded to impair capitalized internal-use software assets held for sale is included within Other, net in 2016. Net cash provided by operating activities in 2016 was reduced by changes in the pension obligation resulting primarily from a discretionary cash contribution of $100 million.

Net Cash Flows from Investing Activities
Capital expenditures

Our investments in capital expenditures are focused on projects that enhance our cost structure and manufacturing capabilities, and support our strategy of geographic expansion with select investments in growing markets. Capital expenditures of $727 million, $693 million, $596 million in 2017, 2016 and 2015, respectively, primarily related to manufacturing capacity expansions and details of spending by segment are contained in Note 6 to the consolidated financial statements contained in Item 8. Financial Statements and Supplementary Data.
Investments
Cash inflows from the sales of investments of $840 million in 2015 were attributable to the maturities of time deposits in Europe, Latin America and Asia Pacific.
Acquisitions of Businesses
Cash outflows relating to acquisitions in 2017 included payments for acquisitions which were immaterial both individually and in the aggregate. Cash outflows relating to acquisitions in 2015 of $8.414 billion were primarily attributable to the completion of the CareFusion acquisition in the second quarter of fiscal year 2015. For further discussion, refer to Note 9 to the consolidated financial statements contained in Item 8. Financial Statements and Supplementary Data.
Divestitures of Businesses
Cash inflows relating to business divestitures in 2017 were $165 million. Net cash flows from investing activities in 2016 included $158 million of proceeds from the sales of non-core assets.

Net Cash Flows from Financing Activities
Net cash from financing activities in 2017, 2016 and 2015 included the following significant cash flows:

(Millions of dollars)	2017	2016	2015
Cash inflow (outflow)
Increase/(decrease) in borrowings under commercial paper program	$(200)	$(500)	$500
Issuances of senior unsecured U.S. notes	$9,616	$—	$6,164
Issuances of euro-denominated notes	$1,846	$—	$—
Payments of debt	$(3,980)	$(752)	$(6)
Issuances of equity securities	$4,827	$—	$—
Share repurchases under accelerated share repurchase agreement	$(220)	$—	$—
Dividends paid	$(677)	$(562)	$(485)

Additional disclosures regarding the equity and debt-related financing activities detailed above are provided in Notes 3 and 15 to the consolidated financial statements contained in Item 8. Financial Statements and Supplementary Data. No further share repurchases are currently planned, as our share repurchase program has been suspended in connection with the announced agreement to acquire Bard.
Debt-Related Activities

Certain measures relating to our total debt were as follows:

	2017	2016	2015
Total debt (Millions of dollars)	$18,870	$11,551	$12,822

Short-term debt as a percentage of total debt	1.1%	8.7%	11.3%
Weighted average cost of total debt	3.3%	3.6%	3.3%
Total debt as a percentage of total capital (A)	57.5%	57.2%	59.4%

(A)	Represents shareholders’ equity, net non-current deferred income tax liabilities, and debt.

The decrease in short-term debt as a percentage of total debt at September 30, 2017 was largely driven by our issuance of $9.675 billion of senior unsecured U.S. notes during the third quarter of fiscal year 2017. The ratio of short-term debt as a percentage of total debt at September 30, 2016 primarily reflected the reclassifications of $800 million of notes from long-term debt to short-term debt, offset by the repayment of $750 million of floating rate notes during the third quarter of fiscal year 2016 and a reduction of commercial paper borrowings. Additional disclosures regarding our debt instruments are provided in Note 15 to the consolidated financial statements contained in Item 8. Financial Statements and Supplementary Data.
Cash and Short-term Investments
At September 30, 2017, total worldwide cash and short-term investments were $14.201 billion, of which $1.196 billion was held in jurisdictions outside of the United States. Total cash at September 30, 2017 included net proceeds raised through public offerings of equity securities and debt transactions which occurred during the third quarter of fiscal year 2017, as previously discussed.
We regularly review the amount of cash and short-term investments held outside the United States and currently intend to use such amounts to fund our international operations and their growth initiatives. In addition, if these amounts were repatriated from foreign jurisdictions to the United States, there could be adverse tax consequences.

Credit Facilities
We have in place a $1.5 billion syndicated credit facility which can be used for general corporate purposes. There were no borrowings outstanding under this credit facility at September 30, 2017. During the first quarter of fiscal year 2017, we extended the expiration date of this credit facility to January 2022 from the original expiration date of January 2021. We may issue up to $100 million in letters of credit under this facility and it also includes a provision that enables BD, subject to additional commitments made by the lenders, to access up to an additional $500 million in financing through the facility for a maximum aggregate commitment of $2 billion. The credit facility includes a single financial covenant that requires BD to maintain an interest expense coverage ratio of not less than 4-to-1 for the most recent four consecutive fiscal quarters. We were in compliance with this covenant as of September 30, 2017. We also have informal lines of credit outside the United States.
The Company had no commercial paper borrowings outstanding as of September 30, 2017.
The developments discussed below occurred in 2017 relative to our credit facilities in connection with the announcement of the acquisition of Bard.
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

The agreements for both the new term loan and revolving credit facility contain the following financial covenants:

•
We are required to maintain an interest expense coverage ratio of not less than 4-to-1 as of the last day of each fiscal quarter. We were in compliance with this covenant relative to the term loan facility as of September 30, 2017. This covenant becomes effective for the revolving credit facility upon the effective date of the facility.

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
Bridge facility

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
Our corporate credit ratings with the rating agencies Standard & Poor's Ratings Services ("S&P"), Moody's Investor Service (Moody's) and Fitch Ratings ("Fitch") were as follows at September 30, 2017:

	S&P	Moody’s	Fitch
Ratings:
Senior Unsecured Debt	BBB+	Baa2	BBB-
Commercial Paper	A-2	P-2
Outlook	Negative	Negative	Stable
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
Also upon our announcement of the agreement to acquire Bard, Moody's placed our Baa2 and P-2 ratings on review for downgrade and these ratings currently remain under review. Additionally, Moody's assigned a corporate credit rating of Ba1 to our new term loan facility and to all of the tranches of senior unsecured U.S. notes issued in the third quarter, except for the tranche of 2.133% notes due June 6, 2019, which was assigned a corporate credit rating of Baa2. Moody's assigned a corporate credit rating of Baa2 to euro-denominated notes we also issued in the third quarter of fiscal year 2017. Moody's has placed the ratings assigned to the tranche of 2.133% notes and the euro-denominated notes on review for downgrade. Moody's also assigned a Ba1 rating to the BD notes we are offering in exchange of exiting Bard notes. Upon the closing of the Bard acquisition, we expect Moody’s to downgrade our credit rating to below investment grade.
Additionally upon our announcement of the Bard agreement, Fitch assigned corporate debt ratings to BD for the first time and assigned BD a Long-term Issuer Default Rating of BBB- and an outlook of Stable. Fitch also assigned a BBB- rating to the euro-denominated notes we issued in the third quarter.
There were no changes to BD's long-term debt and commercial paper ratings during 2016. Lower corporate debt ratings and further downgrades of our corporate credit ratings or other credit ratings may increase our cost of borrowing. We believe that given our debt ratings, our financial management policies, our ability to generate cash flow and the non-cyclical, geographically diversified nature of our businesses, we would have access to additional short-term and long-term capital should the need arise. A rating reflects only the view of a rating agency and is not a recommendation to buy, sell or hold securities. Ratings can be revised upward or downward at any time by a rating agency if such rating agency decides that circumstances warrant such a change.
Contractual Obligations
In the normal course of business, we enter into contracts and commitments that obligate us to make payments in the future. The table below sets forth BD’s significant contractual obligations and related scheduled payments as of September 30, 2017:

	Total	2018	2019 to 2020	2021 to 2022	2023 and Thereafter
	(Millions of dollars)
Short-term debt	$208	$208	$—	$—	$—
Long-term debt(A)	26,897	615	4,986	5,001	16,295
Operating leases	277	67	104	66	39
Purchase obligations(B)	1,077	682	330	65	—
Unrecognized tax benefits(C)	—	—	—	—	—
Total(D)	$28,458	$1,572	$5,420	$5,132	$16,334

(A)	Long-term debt obligations include expected principal and interest obligations.

(B)	Purchase obligations are for purchases made in the normal course of business to meet operational and capital requirements.

(C)
Unrecognized tax benefits at September 30, 2017 of $349 million were all long-term in nature. Due to the uncertainty related to the timing of the reversal of these tax positions, the related liability has been excluded from the table.

(D)	Required funding obligations for 2018 relating to pension and other postretirement benefit plans are not expected to be material.
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
Accounting for Sales-Type Leases
Our accounting for sales-type leases, which are primarily associated with dispensing products within our Medication Management Solutions unit, is based upon certain assumptions including the economic life of our leased products and the fair value of our leased products, which is used to determine the interest rate implicit to the lease. These assumptions affect that amount of gross investment in the lease, unearned income, and the sales price that is recognized relative to each sales-type lease transaction. The economic life of our leased products is based on the estimated period during which the leased product is expected to be economically usable, without limitation by the lease term, and includes an estimate of future technological advances.
The fair value of our leased products is estimated on a quarterly basis, based upon transacted cash sales prices during the preceding 12-month period, and represents normal selling price, reflecting any volume or trade discounts that may apply. Because our products are sold as part of customized systems to a diverse range of customers, many of which are affiliated with a group purchasing organization or integrated delivery network, there is a wide range of negotiated cash selling prices for our products. Accordingly, we stratify our cash selling transactions based on product configuration and customer class to determine an estimate of fair value for each product specific, within determined customer classes. Based upon this stratification, we calculate the weighted average selling price of each configured product using the interquartile range methodology and remove outliers from the population of normal cash selling prices, which narrows the range of selling prices within each stratified customer class. The resulting weighted average selling price is the single point estimate of fair value that we use as the normal selling price and this fair value estimate is used to determine the implicit interest rate for each product subject to a sales-type lease arrangement. In certain instances, we do not have sufficient corresponding historical cash selling transactions to support fair values of specific combinations of product configurations and customer classes. In these instances, fair value is estimated by applying the average discount percentage given to the respective customer class, over the trailing 12 months, to the list price of the products whose fair value was not determined using the interquartile range methodology described above. The resulting fair value(s) is then used to derive the implicit rate of the lease. The interest rate implicit to the lease is then used to determine the amount of revenue recognized at the inception of the lease and the revenue recognized over the life of the lease.
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
In April 2017, in conjunction with the implementation of a new go-to-market business model for our dispensing business, we amended new and existing leases to provide a limited return option. Prior to the amendment these leases were accounted for as sales-type leases in accordance with Accounting Standards

Codification 840, Leases, as the typical non-cancellable lease term of 5 years exceeded 75% of the equipment’s estimated useful life and the present value of the minimum lease payments exceeded 90% of the equipment’s fair value. As sales-type leases, we recognized revenue upon installation of equipment at a customer site based on the present value of the minimum lease payments. As a result of the contract amendment, the amended lease term is shortened and as a result, the majority of leases no longer meet the criteria for recognition as sales-type leases. Accordingly, the leases have been classified as operating leases as of the modification date and revenue is generally recognized ratably over the lease term.
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
We assess goodwill for impairment at the reporting unit level, which is defined as an operating segment or one level below an operating segment, referred to as a component. Our reporting units generally represent one level below reporting segments and we aggregate components within an operating segment that have similar economic characteristics. Potential impairment of goodwill is identified by comparing the fair value of a reporting unit with its carrying value. Our annual goodwill impairment test performed on July 1, 2017 did not result in any impairment charges, as the fair value of each reporting unit exceeded its carrying value.
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
BD has reviewed its needs in the U.S. for possible repatriation of undistributed earnings of its foreign subsidiaries and, with exception for certain countries, continues to invest foreign subsidiaries earnings outside of the U.S. to fund foreign investments or meet foreign working capital and property, plant and equipment expenditure needs. Deferred taxes are not provided on undistributed earnings of foreign subsidiaries that are indefinitely reinvested. At September 30, 2017, the cumulative amount of such undistributed earnings indefinitely reinvested outside the United States was $9.6 billion. The determination of the amount of the unrecognized deferred tax liability related to the undistributed earnings is not practicable because of the complexities associated with its hypothetical calculation.
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
The discount rate is selected each year based on investment grade bonds and other factors as of the measurement date (September 30). Specifically for the U.S. pension plan, we will use a discount rate of 3.73% for 2018, which was based on an actuarially-determined, company-specific yield curve to measure liabilities as of the measurement date. To calculate the pension expense in 2018, we will apply the individual spot rates along the yield curve that correspond with the timing of each future cash outflow for benefit payments in order to calculate interest cost and service cost. Additional disclosures regarding the method to be used in calculating the interest cost and service cost components of pension expense for 2018 are provided in Note 8 to the consolidated financial statements contained in Item 8. Financial Statements and Supplementary Data. The expected long-term rate of return on plan assets assumption, although reviewed each year, changes less frequently due to the long-term nature of the assumption. This assumption does not impact the measurement of assets or liabilities as of the measurement date; rather, it is used only in the calculation of pension expense. To determine the expected long-term rate of return on pension plan assets, we consider many factors, including our historical assumptions compared with actual results; benchmark data; expected returns on various plan asset classes, as well as current and expected asset allocations. We will use a long-term expected rate of return on plan assets assumption of 7.25% for the U.S. pension plan in 2018. We believe our discount rate and expected long-term rate of return on plan assets assumptions are appropriate based upon the above factors.
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

•
The impact of the medical device excise tax under the Patient Protection and Affordable Care Act (the "PPACA") in the United States. This tax has been suspended through December 31, 2017, and it is uncertain whether the suspension will be extended beyond that date.

•	Healthcare reform in the U.S. or in other countries in which we do business that may involve changes in government pricing and reimbursement policies or other cost containment reforms.

•
Changes in domestic and foreign healthcare industry practices that result in a reduction in procedures using our products or increased pricing pressures, including the continued consolidation among healthcare providers and trends toward managed care and healthcare cost containment.

•	The impact of changes in U.S. federal laws and policy that could affect fiscal and tax policies, healthcare, and international trade agreements.

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

•
The effects of events that adversely impact our ability to manufacture our products (particularly where production of a product line is concentrated in one or more plants) or our ability to source materials or components from suppliers (including sole-source suppliers) that are needed for such manufacturing.  In particular, damage to our manufacturing facilities in Puerto Rico resulting from Hurricane Maria in September 2017 could adversely impact our revenue and earnings results for fiscal year 2018.

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

•
Product efficacy or safety concerns regarding our products resulting in product recalls, regulatory action on the part of the U.S. Food and Drug Administration (FDA) or foreign counterparts, declining sales and product liability claims, and damage to our reputation. As a result of the CareFusion acquisition, we are operating under a consent decree with the FDA relating to our U.S. infusion pump business. The consent decree authorizes the FDA, in the event of any violations in the future, to order us to cease manufacturing and distributing products, recall products or take other actions, and we may be required to pay significant monetary damages if we fail to comply with any provision of the consent decree.

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
Management’s Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Act of 1934. Management conducted an assessment of the effectiveness of internal control over financial reporting based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this assessment and those criteria, management concluded that internal control over financial reporting was effective as of September 30, 2017.
The financial statements and internal control over financial reporting have been audited by Ernst & Young LLP, an independent registered public accounting firm. Ernst & Young’s reports with respect to fairness of the presentation of the financial statements, and the effectiveness of internal control over financial reporting, are included herein.

/s/ Vincent A. Forlenza	/s/ Christopher Reidy	/s/ John Gallagher
Vincent A. Forlenza	Christopher Reidy	John Gallagher
Chairman and Chief Executive Officer	Executive Vice President, Chief Financial Officer and Chief Administrative Officer	Senior Vice President, Corporate Finance, Controller and Treasurer

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors of
Becton, Dickinson and Company
We have audited the accompanying consolidated balance sheets of Becton, Dickinson and Company as of September 30, 2017 and 2016, and the related consolidated statements of income, comprehensive income and cash flows for each of the three years in the period ended September 30, 2017. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Becton, Dickinson and Company at September 30, 2017 and 2016, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 2017, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Becton, Dickinson and Company’s internal control over financial reporting as of September 30, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated November 22, 2017 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
New York, New York
November 22, 2017

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors of
Becton, Dickinson and Company
We have audited Becton, Dickinson and Company’s internal control over financial reporting as of September 30, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Becton, Dickinson and Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, Becton, Dickinson and Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2017, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Becton, Dickinson and Company as of September 30, 2017 and 2016, and the related consolidated statements of income, comprehensive income and cash flows for each of the three years in the period ended September 30, 2017 of Becton, Dickinson and Company, and our report dated November 22, 2017 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
New York, New York
November 22, 2017

Consolidated Statements of Income
Becton, Dickinson and Company
Years Ended September 30

Millions of dollars, except per share amounts	2017	2016	2015
Revenues	$12,093	$12,483	$10,282

Cost of products sold	6,151	6,492	5,587
Selling and administrative expense	2,925	3,005	2,563
Research and development expense	774	828	632
Acquisitions and other restructurings	354	728	426
Other operating expense, net	410	—	—
Total Operating Costs and Expenses	10,615	11,053	9,207
Operating Income	1,478	1,430	1,074
Interest expense	(521)	(388)	(371)
Interest income	76	21	15
Other (expense) income, net	(57)	11	21
Income Before Income Taxes	976	1,074	739
Income tax (benefit) provision	(124)	97	44
Net Income	1,100	976	695
Preferred stock dividends	(70)	—	—
Net income applicable to common shareholders	$1,030	$976	$695

Basic Earnings per Share	$4.70	$4.59	$3.43

Diluted Earnings per Share	$4.60	$4.49	$3.35

Amounts may not add due to rounding.
See notes to consolidated financial statements.

Consolidated Statements of Comprehensive Income
Becton, Dickinson and Company
Years Ended September 30

Millions of dollars	2017	2016	2015
Net Income	$1,100	$976	$695
Other Comprehensive Income (Loss), Net of Tax
Foreign currency translation adjustments	11	(50)	(692)
Defined benefit pension and postretirement plans	179	(141)	(36)
Cash flow hedges	17	1	(9)
Other Comprehensive Income (Loss), Net of Tax	206	(191)	(737)
Comprehensive Income (Loss)	$1,306	$786	$(42)

Amounts may not add due to rounding.
See notes to consolidated financial statements.

Consolidated Balance Sheets
Becton, Dickinson and Company
September 30

Millions of dollars, except per share amounts and numbers of shares	2017	2016
Assets
Current Assets
Cash and equivalents	$14,179	$1,541
Short-term investments	21	27
Trade receivables, net	1,744	1,618
Current portion of net investment in sales-type leases	16	339
Inventories	1,818	1,719
Assets held for sale	—	642
Prepaid expenses and other	856	480
Total Current Assets	18,633	6,367
Property, Plant and Equipment, Net	4,638	3,901
Goodwill	7,563	7,419
Customer Relationships, Net	2,830	3,022
Developed Technology, Net	2,478	2,655
Other Intangibles, Net	585	604
Net Investment in Sales-Type Leases, Less Current Portion	38	796
Other Assets	968	824
Total Assets	$37,734	$25,586
Liabilities and Shareholders’ Equity
Current Liabilities
Short-term debt	$203	$1,001
Accounts payable	797	665
Accrued expenses	1,393	1,575
Salaries, wages and related items	773	696
Income taxes	176	274
Liabilities held for sale	—	189
Total Current Liabilities	3,342	4,400
Long-Term Debt	18,667	10,550
Long-Term Employee Benefit Obligations	1,168	1,319
Deferred Income Taxes and Other	1,609	1,684
Commitments and Contingencies (See Note 5)
Shareholders’ Equity
Preferred stock	2	—
Common stock — $1 par value: authorized — 640,000,000 shares; issued — 346,687,160 shares in 2017 and 332,662,160 shares in 2016.	347	333
Capital in excess of par value	9,619	4,693
Retained earnings	13,111	12,727
Deferred compensation	19	22
Common stock in treasury — at cost — 118,744,758 shares in 2017 and 119,370,934 shares in 2016.	(8,427)	(8,212)
Accumulated other comprehensive loss	(1,723)	(1,929)
Total Shareholders’ Equity	12,948	7,633
Total Liabilities and Shareholders’ Equity	$37,734	$25,586

Amounts may not add due to rounding.
See notes to consolidated financial statements.

Consolidated Statements of Cash Flows
Becton, Dickinson and Company
Years Ended September 30

Millions of dollars	2017	2016	2015
Operating Activities
Net income	$1,100	$976	$695
Adjustments to net income to derive net cash provided by operating activities:
Depreciation and amortization	1,088	1,114	891
Share-based compensation	174	196	166
Deferred income taxes	(236)	(426)	(336)
Change in operating assets and liabilities:
Trade receivables, net	(93)	(128)	(2)
Net investment in sales-type leases	14	51	28
Inventories	(46)	69	200
Prepaid expenses and other	(380)	39	(97)
Accounts payable, income taxes and other liabilities	134	368	145
Pension obligation	84	(32)	28
Excess tax benefits from payments under share-based compensation plans	77	—	—
Lease contract modification-related charge	748	—	—
Other, net	(114)	332	11
Net Cash Provided by Operating Activities	2,550	2,559	1,730
Investing Activities
Capital expenditures	(727)	(693)	(596)
Proceeds from (purchases of) investments, net	13	(1)	840
Acquisitions of businesses, net of cash acquired	(174)	—	(8,414)
Divestitures of businesses, net	165	158	—
Other, net	(161)	(133)	(147)
Net Cash Used for Investing Activities	(883)	(669)	(8,318)
Financing Activities
Change in short-term debt	(200)	(500)	497
Proceeds from long-term debt	11,462	—	6,164
Payments of debt	(3,980)	(752)	(6)
Proceeds from issuance of equity securities	4,827	—	—
Repurchase of common stock	(220)	—	—
Excess tax benefit from payments under share-based compensation plans	—	86	48
Dividends paid	(677)	(562)	(485)
Other, net	(234)	(32)	(27)
Net Cash Provided by (Used for) Financing Activities	10,977	(1,761)	6,190
Effect of exchange rate changes on cash and equivalents	(6)	(12)	(38)
Net Increase (Decrease) in Cash and Equivalents	12,638	117	(436)
Opening Cash and Equivalents	1,541	1,424	1,861
Closing Cash and Equivalents	$14,179	$1,541	$1,424

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
Trade and Financing Receivables
The Company grants credit to customers in the normal course of business and the resulting trade receivables are stated at their net realizable value. The allowance for doubtful accounts represents the Company’s estimate of probable credit losses relating to trade receivables and is determined based on historical experience and other specific account data. Amounts are written off against the allowances for doubtful accounts when the Company determines that a customer account is uncollectible.
Inventories
Inventories are stated at the lower of first-in, first-out cost or market.
Property, Plant and Equipment
Property, plant and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization are principally provided on the straight-line basis over estimated useful lives, which range from 20 to 45 years for buildings, four to 13 years for machinery and equipment and one to 12 years for leasehold improvements. Depreciation and amortization expense was $406 million, $452 million and $417 million in fiscal years 2017, 2016 and 2015, respectively.
Goodwill and Other Intangible Assets
The Company’s unamortized intangible assets include goodwill and in-process research and development assets which arise from acquisitions. The Company currently reviews all indefinite-lived assets, including goodwill, for impairment using quantitative models. Goodwill is reviewed at least annually for impairment at the reporting unit level, which is defined as an operating segment or one level below an operating segment, referred to as a component. The Company’s reporting units generally represent one level below reporting segments, and components within an operating segment that have similar economic characteristics are

Notes to Consolidated Financial Statements — (Continued)
Becton, Dickinson and Company

aggregated. Potential impairment of goodwill is identified by comparing the fair value of a reporting unit, estimated using an income approach, with its carrying value. The annual impairment review performed on July 1, 2017 indicated that all identified reporting units’ fair values exceeded their respective carrying values.
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

Notes to Consolidated Financial Statements — (Continued)
Becton, Dickinson and Company

For products sold and leased with embedded software, if software is considered not essential to the non-software elements of a product but is considered more than incidental to a product as a whole, the product’s software elements must be separated from its non-software elements under the requirements relating to multiple-element arrangements and accounted for under software industry-specific revenue recognition requirements. However, if it is determined that the embedded software is more than incidental to the product as a whole but the non-software elements and software elements work together to deliver the essential functionality of the products as a whole, then the accounting for such product does not fall within the scope of software industry-specific accounting requirements.
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

Shipping and Handling Costs
Shipping and handling costs are included in Selling and administrative expense. Shipping expense was $365 million, $401 million and $351 million in 2017, 2016 and 2015, respectively.
Derivative Financial Instruments
All derivatives are recorded in the balance sheet at fair value and changes in fair value are recognized currently in earnings unless specific hedge accounting criteria are met. Any deferred gains or losses associated with derivative instruments are recognized in income in the period in which the underlying hedged transaction is recognized. Additional disclosures regarding the Company's accounting for derivative instruments are provided in Note 13.
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
The Company maintains valuation allowances where it is more likely than not that all or a portion of a deferred tax asset will not be realized. Changes in valuation allowances are included in the tax provision in the period of change. In determining whether a valuation allowance is warranted, management evaluates factors such as prior earnings history, expected future earnings, carryback and carryforward periods and tax strategies that could potentially enhance the likelihood of the realization of a deferred tax asset. Additional disclosures regarding the Company's accounting for income taxes are provided in Note 16.
Earnings per Share
Basic earnings per share are computed by dividing income available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. In computing diluted earnings per share, only potential common shares that are dilutive (i.e., those that reduce earnings per share or increase loss per share) are included in the calculation.

Notes to Consolidated Financial Statements — (Continued)
Becton, Dickinson and Company

Use of Estimates
The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions. These estimates or assumptions affect reported assets, liabilities, revenues and expenses as reflected in the consolidated financial statements. Actual results could differ from these estimates.

Note 2 — Accounting Changes

New Accounting Principle Adopted
On October 1, 2016, the Company prospectively adopted amended requirements issued by the Financial Accounting Standards Board ("FASB") relating to the timing of recognition and classification of share-based compensation award-related income tax effects. Upon the settlement of awards during fiscal year 2017, the Company recorded tax benefits for the year ended of $77 million to Income tax provision (benefit) within its consolidated statement of income. These tax benefits were recorded within Capital in excess of par value on the Company's consolidated balance sheet in the prior-year period. Because these excess tax benefits are no longer recorded in Capital in excess of par value, the current period adjustment for the dilutive impact of share equivalents from share-based plans, which is used in the Company's computation of diluted earnings per share, increased by approximately 1 million shares. Also per the amended guidance, the Company classified the $77 million of excess tax benefits for the year ended September 30, 2017 on its consolidated statement of cash flows within Net Cash Provided by Operating Activities, rather than Net Cash Provided by (Used for) Financing Activities, which included the excess tax benefits for the years ended September 30, 2016 and 2015. The amended guidance allows entities to account for award forfeitures as they occur; however, the Company has elected to continue its determination of compensation cost recognized in each period based upon an estimate of expected future forfeitures.
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
In May 2014, the FASB issued a new revenue recognition standard. Under this standard, revenue will be recognized upon the transfer of goods or services to customers and the amount of revenue recognized will reflect the consideration to which a reporting entity expects to be entitled in exchange for those goods or services. The Company intends to adopt the standard, as required, on October 1, 2018 and recently completed an initial assessment to identify the potential areas of impact that this new revenue recognition standard will have on its consolidated financial statements.  As part of the initial assessment, the Company reviewed a representative sample of its contracts across its various businesses and geographies to identify potential differences that could result from applying the requirements of the new standard.  The analysis included identifying whether there may be differences in timing of revenue recognition under the new standard as well as assessing performance obligations, variable consideration, and contract costs. The Company has not yet estimated the impact of the new standard on the timing and pattern of its revenue recognition. The Company continues to evaluate the available adoption methods, and apprises its audit committee of the project status regularly.

Notes to Consolidated Financial Statements — (Continued)
Becton, Dickinson and Company

Note 3 — Shareholders’ Equity
Changes in certain components of shareholders’ equity were as follows:

	Common Stock Issued at Par Value	Capital in Excess of Par Value	Retained Earnings	Deferred Compensation	Treasury Stock
(Millions of dollars)					Shares (in thousands)	Amount
Balance at September 30, 2014	$333	$2,198	$12,105	$19	(140,770)	$(8,601)
Net income	—	—	695	—	—	—
Cash dividends:
Common ($2.40 per share)	—	—	(485)	—	—	—
Common stock issued for:
Share-based compensation and other plans, net	—	30	(2)	1	2,839	(6)
Acquisitions	—	2,083	—	—	15,959	368
Share-based compensation	—	164	—	—	—	—
Common stock held in trusts, net	—	—	—	—	5	—
Balance at September 30, 2015	$333	$4,475	$12,314	$20	(121,967)	$(8,239)
Net income	—	—	976	—	—	—
Cash dividends:
Common ($2.64 per share)	—	—	(562)	—	—	—
Common stock issued for:
Share-based compensation and other plans, net	—	27	(1)	2	2,607	26
Share-based compensation	—	191	—	—	—	—
Common stock held in trusts, net	—	—	—	—	(11)	—
Balance at September 30, 2016	$333	$4,693	$12,727	$22	(119,371)	$(8,212)
Net income	—	—	1,100	—	—	—
Cash dividends:
Common ($2.92 per share)	—	—	(645)	—	—	—
Preferred	—	—	(70)	—	—	—
Common stock issued for:
Public equity offerings	14	4,810	—	—	—	—
Share-based compensation and other plans, net	—	(65)	(1)	(3)	1,908	6
Share-based compensation	—	180	—	—	—	—
Common stock held in trusts, net	—	—	—	—	7	—
Repurchase of common stock	—	—	—	—	(1,289)	(220)
Balance at September 30, 2017	$347	$9,619	$13,111	$19	(118,745)	$(8,427)
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

Notes to Consolidated Financial Statements — (Continued)
Becton, Dickinson and Company

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

•
2.475 million shares of the Company's mandatory convertible preferred stock (ownership is held in the form of depositary shares, each representing a 1/20th interest in a share of preferred stock) for net proceeds of $2.4 billion (gross proceeds of $2.5 billion). If and when declared, dividends on the mandatory convertible preferred stock will be payable on a cumulative basis at an annual rate of 6.125% on the liquidation preference of $1,000 per preferred share ($50 per depositary share). The shares of preferred stock are convertible to a minimum of 11.7 million and up to a maximum of 14.0 million shares of Company common stock at an exchange ratio that is based on the market price of the Company’s common stock at the date of conversion, and no later than the mandatory conversion date of May 1, 2020.

The Company will use the net proceeds from these offerings to finance a portion of the cash consideration payable upon the closing of the Bard acquisition, which the Company expects to occur in the fourth calendar quarter of 2017.
The components and changes of Accumulated other comprehensive income (loss) were as follows:

(Millions of dollars)	Total	Foreign Currency Translation	Benefit Plans	Cash Flow Hedges
Balance at September 30, 2014	$(1,001)	$(270)	$(705)	$(26)
Other comprehensive loss before reclassifications, net of taxes	(787)	(692)	(80)	(16)
Amounts reclassified into income, net of taxes	50	—	44	6
Balance at September 30, 2015	$(1,738)	$(961)	$(741)	$(36)
Other comprehensive loss before reclassifications, net of taxes	(251)	(50)	(190)	(11)
Amounts reclassified into income, net of taxes	60	—	48	12
Balance at September 30, 2016	$(1,929)	$(1,011)	$(883)	$(35)
Other comprehensive income before reclassifications, net of taxes	140	11	121	8
Amounts reclassified into income, net of taxes	66	—	58	8
Balance at September 30, 2017	$(1,723)	$(1,001)	$(703)	$(18)
The amount of foreign currency translation recognized in other comprehensive income during the year ended September 30, 2017 included net losses relating to net investment hedges, as further discussed in Note 13. The amount recognized in other comprehensive income during the year ended September 30, 2017 relating to cash flow hedges represented a net gain on forward starting interest rate swaps, which is further discussed in Note 13.

Notes to Consolidated Financial Statements — (Continued)
Becton, Dickinson and Company

The tax impacts for amounts recognized in other comprehensive income before reclassifications were as follows:

(Millions of dollars)	2017	2016	2015
Benefit Plans
Income tax (provision) benefit for net gains (losses) recorded in other comprehensive income	$(60)	$79	$47

Cash Flow Hedges
Income tax (provision) benefit for net gains (losses) recorded in other comprehensive income	$(5)	$7	$10
Reclassifications out of Accumulated other comprehensive income (loss) relating to benefit plans and cash flow hedges in 2017, 2016 and 2015 were immaterial to the Company's consolidated financial results

Note 4 — Earnings per Share

The weighted average common shares used in the computations of basic and diluted earnings per share (shares in thousands) for the years ended September 30 were as follows:

	2017	2016	2015
Average common shares outstanding	218,943	212,702	202,537
Dilutive share equivalents from share-based plans (A) (B)	4,645	4,834	4,972
Average common and common equivalent shares outstanding — assuming dilution	223,588	217,536	207,509

(A)
For the year ended September 30, 2017, 5 million dilutive share equivalents associated with mandatory convertible preferred stock issued during 2017, as further discussed in Note 3, were excluded from the diluted shares outstanding calculation because the result would have been antidilutive. For the years ended September 30, 2017, 2016 and 2015 there were no options to purchase shares of common stock which were excluded from the diluted earnings per share calculation.

(B)
The adjustments to calculate diluted share equivalents from share-based plans in 2016 and 2015 included excess tax benefits relating to share-based compensation awards. Upon the Company's adoption, as discussed in Note 2, of new accounting requirements relating to share-based compensation award-related income tax effects, the adjustment in 2017 excluded these excess tax benefits.

Note 5 — Commitments and Contingencies
Commitments
Rental expense for all operating leases amounted to $110 million in 2017, $112 million in 2016 and $89 million in 2015. Future minimum rental commitments on non-cancelable leases are as follows: 2018 — $67 million; 2019 — $57 million; 2020 — $47 million; 2021 — $35 million; 2022 — $31 million and an aggregate of $39 million thereafter.
As of September 30, 2017, the Company has certain future purchase commitments aggregating to approximately $1.077 billion, which will be expended over the next several years.

Notes to Consolidated Financial Statements — (Continued)
Becton, Dickinson and Company

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

Notes to Consolidated Financial Statements — (Continued)
Becton, Dickinson and Company

On March 20, 2017, the U.S. Supreme Court denied certiorari, and the district court thereafter heard RTI’s request for disgorgement. On August 17, 2017, the district court entered judgment in favor of BD and ruled that RTI is not entitled to any award of money damages.  RTI has appealed this ruling to the Fifth Circuit Court of Appeals.
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

Notes to Consolidated Financial Statements — (Continued)
Becton, Dickinson and Company

Note 6 — Segment Data

The Company’s organizational structure is based upon two principal business segments: BD Medical (“Medical”) and BD Life Sciences (“Life Sciences”). The Company’s two principal business segments are strategic businesses that are managed separately because each one develops, manufactures and markets distinct products and services.
BD Medical
BD Medical produces a broad array of medical technologies and devices that are used to help improve healthcare delivery in a wide range of settings. The primary customers served by BD Medical are hospitals and clinics; physicians’ office practices; consumers and retail pharmacies; governmental and nonprofit public health agencies; pharmaceutical companies; and healthcare workers. BD Medical consists of the following organizational units:

Organizational Unit	Principal Product Lines
Diabetes Care	Syringes, pen needles and other products related to the injection or infusion of insulin and other drugs used in the treatment of diabetes.
Medication and Procedural Solutions
Needles, syringes and intravenous catheters for medication delivery (including safety-engineered and auto-disable devices); prefilled IV flush syringes; regional anesthesia needles and trays; sharps disposal containers; closed-system transfer devices; skin antiseptic products; and surgical and laproscopic instrumentation.

Medication Management Solutions
Intravenous medication safety and infusion therapy delivery systems, including infusion pumps and dedicated disposables; medication compounding workflow systems; and automated medication dispensing;  automated supply management systems; medication inventory optimization and tracking systems; and analytics related to all the above products.

Pharmaceutical Systems	Prefillable drug delivery systems provided to pharmaceutical companies for use as containers for injectable pharmaceutical products, which are then placed on the market as drug/device combinations.

BD Life Sciences
BD Life Sciences provides products for the safe collection and transport of diagnostics specimens, and instruments and reagent systems to detect a broad range of infectious diseases, healthcare-associated infections (“HAIs”) and cancers. In addition, BD Life Sciences produces research and clinical tools that facilitate the study of cells, and the components of cells, to gain a better understanding of normal and disease processes. That information is used to aid the discovery and development of new drugs and vaccines, and to improve the diagnosis and management of diseases. The primary customers served by BD Life Sciences are hospitals, laboratories and clinics; blood banks; healthcare workers; public health agencies; physicians’ office practices; academic and government institutions; and pharmaceutical and biotechnology companies. BD Life Sciences consists of the following organizational units:

Notes to Consolidated Financial Statements — (Continued)
Becton, Dickinson and Company

Organizational Unit	Principal Product Lines
Preanalytical Systems	Integrated systems for specimen collection; safety-engineered blood collection products and systems.
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
The Company evaluates performance of its business segments and allocates resources to them primarily based upon operating income. Segment operating income represents revenues reduced by product costs and operating expenses. As more fully discussed in Note 10, the Company sold a 50.1% controlling financial interest in its Respiratory Solutions business, a component of the Medical segment, in October 2016. This transaction did not meet the criteria established for reporting discontinued operations and as such, results for the years ended September 30, 2016 and 2015 included $822 million and $417 million, respectively, of revenues which did not occur in the current year.

Notes to Consolidated Financial Statements — (Continued)
Becton, Dickinson and Company

(Millions of dollars)	2017	2016	2015
Revenues (A)
Medical	$8,105	$8,654	$6,460
Life Sciences	3,988	3,829	3,822
Total Revenues	$12,093	$12,483	$10,282
Income Before Income Taxes
Medical	$2,155	$2,052	$1,530
Life Sciences	772	793	839
Total Segment Operating Income	2,927	2,845	2,368
Acquisitions and other restructurings	(354)	(728)	(426)
Net interest expense	(445)	(367)	(356)
Other unallocated items (B)	(1,152)	(676)	(847)
Income Before Income Taxes	$976	$1,074	$739
Segment Assets
Medical	$18,332	$19,154	$20,055
Life Sciences	4,056	3,848	3,932
Total Segment Assets	22,388	23,002	23,987
Corporate and All Other (C)	15,347	2,584	2,491
Total Assets	$37,734	$25,586	$26,478
Capital Expenditures
Medical	$502	$482	$414
Life Sciences	212	200	168
Corporate and All Other	13	12	14
Total Capital Expenditures	$727	$693	$596
Depreciation and Amortization
Medical	$825	$857	$619
Life Sciences	254	254	256
Corporate and All Other	10	3	17
Total Depreciation and Amortization	$1,088	$1,114	$891
(A)Intersegment revenues are not material.
(B)Primarily comprised of foreign exchange, corporate expenses, and share-based compensation expense. Results in 2017 included a $748 million non-cash charge resulting from a modification to the Company's dispensing equipment lease contracts with customers, as well as a $336 million reversal of certain reserves related to an appellate court decision which, among other things, reversed an unfavorable antitrust judgment in the RTI case. Additional disclosures regarding the legal matter and the lease contract modification are provided in Notes 5 and 17, respectively. Results in 2015 reflected $293 million in recognition of the fair value step-up adjustment recorded relative to CareFusion’s inventory on the acquisition date.
(C)Includes cash and investments and corporate assets.
Geographic Information
The countries in which the Company has local revenue-generating operations have been combined into the following geographic areas: the United States (including Puerto Rico); Europe; Greater Asia (which includes

Notes to Consolidated Financial Statements — (Continued)
Becton, Dickinson and Company

Japan and Asia Pacific); and Other, which is comprised of Latin America, Canada, and EMA (which includes the Commonwealth of Independent States, Middle East and Africa).
Revenues to unaffiliated customers are generally based upon the source of the product shipment. Long-lived assets, which include net property, plant and equipment, are based upon physical location.

(Millions of dollars)	2017	2016	2015
Revenues
United States	$6,504	$6,893	$5,069
Europe	2,588	2,674	2,434
Greater Asia	1,744	1,692	1,545
Other	1,257	1,225	1,234
	$12,093	$12,483	$10,282
Long-Lived Assets
United States	$13,151	$14,075	$15,513
Europe	4,421	3,747	3,908
Greater Asia	578	586	573
Other	584	483	494
Corporate	366	329	332
	$19,101	$19,220	$20,819
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
The fair value of share-based payments is recognized as compensation expense in net income. The amounts and location of compensation cost relating to share-based payments included in the consolidated statements of income is as follows:

(Millions of dollars)	2017	2016	2015
Cost of products sold	$30	$29	$23
Selling and administrative expense	113	106	82
Research and development expense	24	22	17
Acquisitions and other restructurings	10	39	44
	$177	$196	$166

Tax benefit associated with share-based compensation costs recognized	$61	$69	$59

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

Notes to Consolidated Financial Statements — (Continued)
Becton, Dickinson and Company

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

	2017	2016	2015
Risk-free interest rate	2.33%	2.17%	2.20%
Expected volatility	20.0%	19.0%	19.0%
Expected dividend yield	1.71%	1.76%	1.78%
Expected life	7.5 years	7.6 years	7.6 years
Fair value derived	$33.81	$27.69	$24.82

Expected volatility is based upon historical volatility for the Company’s common stock and other factors. The expected life of SARs granted is derived from the output of the lattice-based model, using assumed exercise rates based on historical exercise and termination patterns, and represents the period of time that SARs granted are expected to be outstanding. The risk-free interest rate used is based upon the published U.S. Treasury yield curve in effect at the time of grant for instruments with a similar life. The dividend yield is based upon the most recently declared quarterly dividend as of the grant date. The Company issued 793 thousand shares during 2017 to satisfy the SARs exercised.
A summary of SARs outstanding as of September 30, 2017 and changes during the year then ended is as follows:

	SARs (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (Millions of dollars)
Balance at October 1	7,027	$103.83
Granted	996	170.69
Exercised	(1,445)	83.81
Forfeited, canceled or expired	(112)	142.04
Balance at September 30	6,466	$117.94	6.24	$504
Vested and expected to vest at September 30	6,215	$116.54	6.16	$493
Exercisable at September 30	3,952	$96.00	4.98	$395

A summary of SARs exercised 2017, 2016 and 2015 is as follows:

(Millions of dollars)	2017	2016	2015
Total intrinsic value of SARs exercised	$148	$148	$96
Tax benefit realized from SAR exercises	$53	$52	$34
Total fair value of SARs vested	$30	$24	$22
Stock Options
The Company has not granted stock options since 2005. As previously discussed, certain pre-acquisition equity awards of CareFusion were converted on March 17, 2015 into BD stock options with accelerated vesting terms. A summary of these stock options outstanding as of September 30, 2017 and changes during the year then ended is as follows:

Notes to Consolidated Financial Statements — (Continued)
Becton, Dickinson and Company

	Stock Options (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (Millions of dollars)
Balance at October 1	495	$79.99
Exercised	(186)	77.66
Forfeited, canceled or expired	(6)	81.30
Balance at September 30	303	$81.40	2.56	$35
Vested at September 30	303	$81.40	2.56	$35
Exercisable at September 30	303	$81.40	2.56	$35
A summary of options exercised 2017, 2016 and 2015 is as follows:

(Millions of dollars)	2017	2016	2015
Cash received from stock option exercises	$14	$50	$75
Tax benefit realized from stock option exercises	$8	$17	$20
Total intrinsic value of stock options exercised	$20	$51	$52
Total fair value of stock options vested	$2	$11	$59

Performance-Based and Time-Vested Restricted Stock Units
Performance-based restricted stock units cliff vest three years after the date of grant. These units are tied to the Company’s performance against pre-established targets over a three-year performance period. The performance measures for fiscal years 2017, 2016 and 2015 were relative total shareholder return (measures the Company’s stock performance during the performance period against that of peer companies) and average annual return on invested capital. Under the Company’s long-term incentive program, the actual payout under these awards may vary from zero to 200% of an employee’s target payout, based on the Company’s actual performance over the three-year performance period. The fair value is based on the market price of the Company’s stock on the date of grant. Compensation cost initially recognized assumes that the target payout level will be achieved and is adjusted for subsequent changes in the expected outcome of performance-related conditions. For units for which the performance conditions are modified after the date of grant, any incremental increase in the fair value of the modified units, over the original units, is recorded as compensation expense on the date of the modification for vested units, or over the remaining performance period for units not yet vested.
Time-vested restricted stock unit awards granted after January 2015 vest on a graded basis over a three-year period. Time-vested restricted stock units granted before January 2015 cliff vest three years after the date of grant, except for certain key executives of the Company, including the executive officers, for which such units generally vest one year following the employee’s retirement. The related share-based compensation expense is recorded over the requisite service period, which is the vesting period or is based on retirement eligibility. The fair value of all time-vested restricted stock units is based on the market value of the Company’s stock on the date of grant.

Notes to Consolidated Financial Statements — (Continued)
Becton, Dickinson and Company

A summary of restricted stock units outstanding as of September 30, 2017 and changes during the year then ended is as follows:

	Performance-Based			Time-Vested
	Stock Units (in thousands)		Weighted Average Grant Date Fair Value	Stock Units (in thousands)	Weighted Average Grant Date Fair Value
Balance at October 1	1,112		$148.27	2,584	$123.16
Granted	381		174.92	845	165.96
Distributed	(145)		134.19	(799)	117.06
Forfeited or canceled	(268)		139.93	(494)	124.52
Balance at September 30	1,080	(A)	$161.64	2,136	$142.06
Expected to vest at September 30	428	(B)	$159.22	2,052	$141.36

(A)	Based on 200% of target payout.

(B)	Net of expected forfeited units and units in excess of the expected performance payout of 79 thousand and 573 thousand shares, respectively.

The weighted average grant date fair value of restricted stock units granted during the years 2017, 2016 and 2015 are as follows:

	Performance-Based			Time-Vested
	2017	2016	2015	2017	2016	2015
Weighted average grant date fair value of units granted	$174.92	$153.73	$156.65	$165.96	$145.57	$136.30

The total fair value of stock units vested during 2017, 2016 and 2015 was as follows:

	Performance-Based			Time-Vested
(Millions of dollars)	2017	2016	2015	2017	2016	2015
Total fair value of units vested	$32	$22	$16	$139	$114	$181
At September 30, 2017, the weighted average remaining vesting term of performance-based and time vested restricted stock units is 1.22 and 1 year, respectively.
Unrecognized Compensation Expense and Other Stock Plans
The amount of unrecognized compensation expense for all non-vested share-based awards as of September 30, 2017, is approximately $182 million, which is expected to be recognized over a weighted-average remaining life of approximately 1.93 years. At September 30, 2017, 8.8 million shares were authorized for future grants under the 2004 Plan. The Company has a policy of satisfying share-based payments through either open market purchases or shares held in treasury. At September 30, 2017, the Company has sufficient shares held in treasury to satisfy these payments.
At September 30, 2017 and 2016, awards for 29 thousand and 43 thousand shares, respectively, were outstanding under a plan, that was terminated in 2004, which allowed for grants of common shares to certain key employees. The Company has a Directors’ Deferral Plan, which provides a means to defer director compensation, from time to time, on a deferred stock or cash basis. As of September 30, 2017, 130 thousand shares were held in trust, of which one thousand shares represented Directors’ compensation in 2017, in accordance with the provisions of the plan. Under this plan, which is unfunded, directors have an unsecured contractual commitment from the Company. The Company also has a Deferred Compensation Plan that allows

Notes to Consolidated Financial Statements — (Continued)
Becton, Dickinson and Company

certain highly-compensated employees, including executive officers, to defer salary, annual incentive awards and certain equity-based compensation. As of September 30, 2017, 338 thousand shares were issuable under this plan.

Note 8 — Benefit Plans

The Company has defined benefit pension plans covering certain employees in the United States and certain international locations. The Company also provides certain postretirement healthcare and life insurance benefits to qualifying domestic retirees. Other postretirement benefit plans in international countries are not material. The measurement date used for the Company’s employee benefit plans is September 30.
Net pension and other postretirement cost for the years ended September 30 included the following components:

	Pension Plans			Other Postretirement Benefits
(Millions of dollars)	2017	2016	2015	2017	2016	2015
Service cost	$110	$81	$77	$3	$3	$3
Interest cost	61	72	87	4	5	7
Expected return on plan assets	(112)	(109)	(123)	—	—	—
Amortization of prior service credit	(14)	(15)	(15)	(5)	(5)	(5)
Amortization of loss	92	77	68	2	2	3
Settlements	—	7	—	—	—	—
Net pension and postretirement cost	$138	$113	$93	$4	$5	$9

Net pension cost attributable to international plans	$43	$35	$32

The amounts provided above for amortization of prior service credit and amortization of loss represent the reclassifications of prior service credits and net actuarial losses that were recognized in Accumulated other comprehensive income (loss) in prior periods. The settlement loss recorded in 2016 primarily included lump sum benefit payments associated with the Company’s U.S. supplemental pension plan. The Company recognizes pension settlements when payments from the supplemental plan exceed the sum of service and interest cost components of net periodic pension cost associated with this plan for the fiscal year.

Notes to Consolidated Financial Statements — (Continued)
Becton, Dickinson and Company

The change in benefit obligation, change in fair value of plan assets, funded status and amounts recognized in the Consolidated Balance Sheets for these plans were as follows:

	Pension Plans		Other Postretirement Benefits
(Millions of dollars)	2017	2016	2017	2016
Change in benefit obligation:
Beginning obligation	$2,719	$2,426	$184	$186
Service cost	110	81	3	3
Interest cost	61	72	4	5
Plan amendments	(1)	—	—	(1)
Benefits paid	(123)	(116)	(16)	(17)
Impact of divestitures	(19)	—	—	—
Actuarial (gain) loss	(134)	302	(15)	3
Settlements	(1)	(15)	—	—
Other, includes translation	36	(30)	4	4
Benefit obligation at September 30	$2,647	$2,719	$165	$184
Change in fair value of plan assets:
Beginning fair value	$1,855	$1,732	$—	$—
Actual return on plan assets	134	131	—	—
Employer contribution	54	145	—	—
Benefits paid	(123)	(116)	—	—
Impact of divestitures	(13)	—	—	—
Settlements	(1)	(15)	—	—
Other, includes translation	26	(21)	—	—
Plan assets at September 30	$1,932	$1,855	$—	$—
Funded Status at September 30:
Unfunded benefit obligation	$(715)	$(864)	$(165)	$(184)
Amounts recognized in the Consolidated Balance Sheets at September 30:
Other	$9	$5	$—	$—
Salaries, wages and related items	(17)	(12)	(14)	(15)
Long-term Employee Benefit Obligations	(707)	(857)	(150)	(169)
Net amount recognized	$(715)	$(864)	$(165)	$(184)
Amounts recognized in Accumulated other comprehensive income (loss) before income taxes at September 30:
Prior service credit	74	87	28	33
Net actuarial loss	(1,065)	(1,307)	(15)	(32)
Net amount recognized	$(991)	$(1,221)	$14	$1
International pension plan assets at fair value included in the preceding table were $678 million and $624 million at September 30, 2017 and 2016, respectively. The international pension plan projected benefit obligations were $917 million and $951 million at September 30, 2017 and 2016, respectively.

Notes to Consolidated Financial Statements — (Continued)
Becton, Dickinson and Company

Pension plans with accumulated benefit obligations in excess of plan assets and plans with projected benefit obligations in excess of plan assets consist of the following at September 30:

	Accumulated Benefit Obligation Exceeds the Fair Value of Plan Assets		Projected Benefit Obligation Exceeds the Fair Value of Plan Assets
(Millions of dollars)	2017	2016	2017	2016
Projected benefit obligation	$2,551	$2,616	$2,613	$2,682
Accumulated benefit obligation	$2,470	$2,529
Fair value of plan assets	$1,833	$1,757	$1,889	$1,813
The estimated net actuarial loss and prior service credit for pension benefits that will be amortized from Accumulated other comprehensive income (loss) into net pension costs over the next fiscal year are expected to be $76 million and $13 million, respectively. The net actuarial loss for other postretirement benefits that will be amortized from Accumulated other comprehensive income (loss) into net other postretirement costs over the next fiscal year is immaterial. The estimated prior service credit that will be amortized from Accumulated other comprehensive income (loss) into net other postretirement costs over the next fiscal year is expected to be $5 million.
The weighted average assumptions used in determining pension plan information were as follows:

	2017	2016	2015
Net Cost
Discount rate:
U.S. plans (A)	3.42%	4.15%	4.15%
International plans	1.70	2.84	3.14
Expected return on plan assets:
U.S. plans	7.25	7.50	7.50
International plans	4.65	5.02	5.45
Rate of compensation increase:
U.S. plans	4.25	4.25	4.25
International plans	2.33	2.33	2.49
Benefit Obligation
Discount rate:
U.S. plans	3.72	3.42	4.15
International plans	2.25	1.70	2.84
Rate of compensation increase:
U.S. plans	4.51	4.25	4.25
International plans	2.30	2.33	2.33

(A)
In 2015 the Company calculated the service and interest components utilizing a single weighted-average discount rate derived from the yield curve used to measure the benefit obligation at the beginning of the period. Effective September 30, 2015, the Company elected to utilize an approach that discounts the individual expected cash flows using the applicable spot rates derived from the yield curve over the projected cash flow period. The Company accounted for this change as a change in accounting estimate that is inseparable from a change in accounting principle and as such, the change was accounted for prospectively.

At September 30, 2017 the assumed healthcare trend rates were 7.0%, gradually decreasing to an ultimate rate of 5.0% beginning in 2027. At September 30, 2016 the assumed healthcare trend rates were 6.6% pre and post age 65, gradually decreasing to an ultimate rate of 5.0% beginning in 2024. A one percentage point

Notes to Consolidated Financial Statements — (Continued)
Becton, Dickinson and Company

increase or decrease in assumed healthcare cost trend rates in each year would not materially impact the accumulated postretirement benefit obligation as of September 30, 2017 or the aggregate of the service cost and interest cost components of 2017 annual expense.
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
Expected Funding
The Company’s funding policy for its defined benefit pension plans is to contribute amounts sufficient to meet legal funding requirements, plus any additional amounts that may be appropriate considering the funded status of the plans, tax consequences, the cash flow generated by the Company and other factors. The Company made a discretionary contribution of $112 million to its U.S. pension plan in October 2017. The Company does not anticipate any significant required contributions to its pension plans in 2018.
Expected benefit payments are as follows:

(Millions of dollars)	Pension Plans	Other Postretirement Benefits
2018	$173	$14
2019	158	14
2020	159	14
2021	163	13
2022	165	13
2023-2027	859	56
Investments
The Company’s primary objective is to achieve returns sufficient to meet future benefit obligations. It seeks to generate above market returns by investing in more volatile asset classes such as equities while at the same time controlling risk through diversification in non-correlated asset classes and through allocations to more stable asset classes like fixed income.
U.S. Plans
The Company’s U.S. pension plans comprise 65% of total benefit plan investments, based on September 30, 2017 market values and have a target asset mix of 40% fixed income, 28% diversifying investments and 32% equities. This mix was established based on an analysis of projected benefit payments and estimates of long-term returns, volatilities and correlations for various asset classes. The asset allocations to diversifying investments include high-yield bonds, hedge funds, real estate, infrastructure, commodities, leveraged loans and emerging markets bonds.

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

Notes to Consolidated Financial Statements — (Continued)
Becton, Dickinson and Company

exposures within the fixed income portfolios. The Company has established minimum credit quality standards for counterparties in such transactions.
The following table provides the fair value measurements of U.S. plan assets, as well as the measurement techniques and inputs utilized to measure fair value of these assets, at September 30, 2017 and 2016. The categorization of fund investments is based upon the categorization of these funds’ underlying assets.

(Millions of dollars)	Total U.S. Plan Asset Balances		Investments Measured at Net Asset Value (A)		Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
	2017	2016	2017	2016	2017	2016	2017	2016	2017	2016
Fixed Income:
Mortgage and asset-backed securities	$155	$169	$—	$—	$—	$—	$155	$169	$—	$—
Corporate bonds	232	197	—	—	89	68	144	129	—	—
Government and agency-U.S.	107	103	—	—	83	67	25	36	—	—
Government and agency-Foreign	98	90	12	32	63	52	22	6	—	—
Equity securities	369	348	307	287	62	61	—	—	—	—
Cash and cash equivalents	40	89	—	—	40	89	—	—	—	—
Other	252	234	217	201	34	33	—	—	—	—
Fair value of plan assets	$1,254	$1,231	$537	$520	$371	$371	$346	$340	$—	$—

(A)
As per applicable disclosure requirements, certain investments that were measured at net asset value per share or its equivalent have not been categorized within the fair value hierarchy. Values of such assets are based on the corroborated net asset value provided by the fund administrator.

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

Notes to Consolidated Financial Statements — (Continued)
Becton, Dickinson and Company

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
International Plans
International plan assets comprise 35% of the Company’s total benefit plan assets, based on market value at September 30, 2017. Such plans have local independent fiduciary committees, with responsibility for development and oversight of investment policy, including asset allocation decisions. In making such decisions, consideration is given to local regulations, investment practices and funding rules.
The following table provides the fair value measurements of international plan assets, as well as the measurement techniques and inputs utilized to measure fair value of these assets, at September 30, 2017 and 2016.

(Millions of dollars)	Total International Plan Asset Balances		Investments Measured at Net Asset Value (A)		Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
	2017	2016	2017	2016	2017	2016	2017	2016	2017	2016
Fixed Income:
Corporate bonds	$14	$34	$—	$—	$—	$—	$13	$34	$—	$—
Government and agency-U.S.	5	5	—	—	1	2	3	3	—	—
Government and agency-Foreign	127	119	—	—	83	73	45	46	—	—
Other fixed income	64	51	—	—	57	46	7	5	—	—
Equity securities	256	228	13	14	242	214	—	—	—	—
Cash and cash equivalents	28	13	—	—	28	13	—	—	—	—
Real estate	26	17	—	—	—	—	26	17	—	—
Insurance contracts	98	102	—	—	—	—	—	—	98	102
Other	62	57	—	—	47	43	15	14	—	—
Fair value of plan assets	$678	$624	$13	$14	$459	$391	$108	$119	$98	$102

Notes to Consolidated Financial Statements — (Continued)
Becton, Dickinson and Company

(A)
As per applicable disclosure requirements, certain investments that were measured at net asset value per share or its equivalent have not been categorized within the fair value hierarchy. Values of such assets are based on the corroborated net asset value provided by the fund administrator.

Fixed Income Securities
Fixed income investments held by international pension plans include corporate, U.S. government and non-U.S. government securities. The values of fixed income securities classified within Level 1 are based on the closing price reported on the major market on which the investments are traded. Values of investments classified within Level 2 are based upon estimated prices from independent vendors’ pricing models and these prices are derived from market observable sources.
Equity Securities
Equity securities included in the international plan assets consist of publicly-traded U.S. and non-U.S. equity securities. The values of equity securities classified within Level 1 are based on the closing price reported on the major market on which the investments are traded.
Other Securities
The international plans hold a portion of assets in cash and cash equivalents, in order to accommodate liquidity requirements and the values are based upon quoted market prices. Real estate investments consist of investments in funds holding an interest in real properties and the corresponding values represent the estimated fair value based on the fair value of the underlying investment value or cost, adjusted for any accumulated earnings or losses. The values of insurance contracts approximately represent cash surrender value. Other investments include fund investments for which values are based upon either quoted market prices or market observable sources.
The following table summarizes the changes, for the years ended September 30, 2017 and 2016, in the fair value of international pension assets measured using Level 3 inputs:

(Millions of dollars)	Insurance Contracts
Balance at September 30, 2015	$90
Actual return on plan assets:
Relating to assets held at September 30, 2015	8
Purchases, sales and settlements, net	2
Exchange rate changes	1
Balance at September 30, 2016	$102
Actual return on plan assets:
Relating to assets held at September 30, 2016	1
Purchases, sales and settlements, net	(11)
Transfers in from other categories	1
Exchange rate changes	4
Balance at September 30, 2017	$98

Savings Incentive Plan
The Company has voluntary defined contribution plans covering eligible employees in the United States which provide for a Company match. The cost of these plans was $67 million in 2017, $61 million in 2016 and $54 million in 2015.

Notes to Consolidated Financial Statements — (Continued)
Becton, Dickinson and Company

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
Under the terms of the transaction, Bard common shareholders will be entitled to receive approximately $222.93 in cash and 0.5077 shares of BD common stock per Bard share, or an implied value of $317.00 per Bard common share based on BD's closing price on April 21, 2017. At closing, Bard shareholders will own approximately 15 percent of the combined company. The Company will finance the cash portion of total consideration transferred with available cash, which will include $4.8 billion of net proceeds raised in the third quarter of fiscal year 2017 through registered public offerings of equity securities and approximately $9.6 billion of net proceeds also raised in the third quarter through debt transactions. The total consideration transferred will also include an estimated $8 billion of BD common stock. The transaction is subject to regulatory approval and customary closing conditions, and is expected to close in the fourth calendar quarter of 2017.
CareFusion Corporation
Overview of Transaction and Consideration Transferred
On March 17, 2015, the Company acquired a 100% interest in CareFusion, a global medical technology company with a comprehensive portfolio of products in the areas of medication management, infection prevention, operating room and procedural effectiveness, and respiratory care, to create a global leader in medication management and patient safety solutions. The fair value of consideration transferred consisted of the components below.

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
Unaudited Pro Forma Information
The acquisition was accounted for under the acquisition method of accounting for business combinations. The operating activities from the acquisition date through March 31, 2015 were not material to the Company’s consolidated results of operations. As such, CareFusion’s operating results were included in the Company’s consolidated results of operations beginning on April 1, 2015. Revenues and Operating Income are no longer specifically identifiable due to the progression of the Company's integration activities. Revenues and Operating Income for the year ended September 30, 2015 included revenues and operating loss attributable to CareFusion of $2 billion and $242 million, respectively.

Notes to Consolidated Financial Statements — (Continued)
Becton, Dickinson and Company

The following table provides the pro forma results for the years ended September 30, 2016 and 2015 as if CareFusion had been acquired as of October 1, 2013.

(Millions of dollars, except per share data)
	2016	2015

Revenues	$12,497	$12,368

Net Income	$1,453	$1,276

Diluted Earnings per Share	$6.68	$5.92
The pro forma net income amounts above reflect adjustments, which were adjusted for the applicable tax impact, including the following: additional amortization and depreciation expense relating to assets acquired; interest and other financing costs relating to the acquisition transaction; and the elimination of one-time or nonrecurring items. The pro forma results do not include any anticipated cost savings or other effects of the integration of CareFusion. Accordingly, the pro forma results above are not necessarily indicative of the results that would have been if the acquisition had occurred on the dates indicated.
Other Transactions
Fiscal year 2017 acquisition of remaining interest in Caesarea Medical Electronics
Upon the Company's acquisition of CareFusion, it acquired a 40% ownership interest in Caesarea Medical Electronics ("CME"), an Israeli-based global infusion pump systems manufacturer. The Company previously accounted for this interest as an equity investment. On April 3, 2017, the Company acquired the remaining 60% ownership interest in CME. This acquisition did not materially impact the Company's consolidated financial results.
Transaction and other Acquisition-Related Costs
The Company incurred integration, restructuring and transaction costs relating to acquisitions in 2017, 2016 and 2015:

(Millions of dollars)	2017	2016	2015
Integration costs	$237	$192	$95
Restructuring costs	85	526	271
Transaction costs	39	10	59
The Company's integration costs incurred in 2017, 2016 and 2015 were substantially associated with the CareFusion acquisition and a small portion of costs incurred in 2017 related to the pending Bard acquisition. The restructuring costs incurred in 2017, 2016 and 2015, which related to CareFusion and other portfolio rationalization initiatives, are further discussed in Note 11. Transaction costs, which primarily consisted of legal, advisory and other costs, were largely incurred in 2017 in connection with the pending agreement to acquire Bard and other portfolio rationalization initiatives. Transaction costs were also incurred in 2015 in connection with the CareFusion acquisition. The Company's integration, restructuring and transaction costs were primarily recorded as Acquisitions and other restructurings.
Discussion regarding the financing costs relating to the pending Bard acquisition and the CareFusion acquisition, which were recorded as Interest expense, are provided in Note 15.

Notes to Consolidated Financial Statements — (Continued)
Becton, Dickinson and Company

Note 10 — Divestiture
Respiratory Solutions
On October 3, 2016, the Company sold a 50.1% controlling financial interest in its Respiratory Solutions business, a component of the Medical segment, to form a venture, Vyaire Medical. The Company retained a 49.9% non-controlling interest in the new standalone entity. The buyer controls the operations and governance of the new entity. The Company accounts for its remaining interest in the new entity as an equity method investment and, beginning on January 1, 2017, records its share of the new entity's earnings or losses on a one-quarter lag to Other income (expense), net. The Company has agreed to various contract manufacturing and certain logistical and transition services agreements with the new entity for a period of up to two years after the sale.  Assets and liabilities held for sale on the consolidated balance sheet at September 30, 2016 included assets and liabilities subject to this agreement of approximately $578 million and $189 million, respectively. The historical financial results for the Respiratory Solutions business, which included approximately $822 million and $417 million of revenues for years ended September 30, 2016 and 2015, respectively, have not been classified as a discontinued operation.

Notes to Consolidated Financial Statements — (Continued)
Becton, Dickinson and Company

Note 11 — Business Restructuring Charges

In connection with the CareFusion acquisition and portfolio rationalization initiatives, the Company incurred restructuring costs which were recorded as Acquisitions and other restructurings. Additional disclosures regarding these restructuring activities and the related costs are provided in Notes 7, 9 and 10. Restructuring liability activity in 2017, 2016 and 2015 was as follows:

(Millions of dollars)	Employee Termination (A)	Other (B)	Total
Balance at September 30, 2014	$—	$—	$—
Assumed liability	19	—	19
Charged to expense	126	146	271
Cash payments	(74)	(20)	(94)
Non-cash settlements	—	(44)	(44)
Other adjustments	(9)	(81)	(91)
Balance at September 30, 2015	$62	$—	$62
Charged to expense	81	445	526
Cash payments	(76)	(72)	(148)
Non-cash settlements	—	(39)	(39)
Other adjustments	—	(332)	(332)
Balance at September 30, 2016	$67	$2	$69
Charged to expense	27	58	85
Cash payments	(45)	(12)	(57)
Non-cash settlements	—	(9)	(9)
Other adjustments	—	(33)	(33)
Balance at September 30, 2017	$49	$6	$55

(A)
Expenses in fiscal year 2016 included $40 million relating to the CareFusion acquisition as well as $13 million for employee termination costs resulting from the Company's transition of certain elements of its information technology function to an outsourced model as further disclosed below. Expenses in fiscal year 2015 were primarily related to the CareFusion acquisition.

(B)
In the fourth quarter of fiscal year 2015, the Company initiated a plan to transition certain elements of its global information technology function from Company-owned assets to an outsourced, cloud-based model. Restructuring expenses recorded in 2015 included non-cash asset impairment charges relating to assets held for sale as a result of this plan. In the fourth quarter of fiscal year 2016, the Company expanded the scope of this plan to include the transition of certain business information systems assets to a third-party and as a result, the Company recorded a $214 million non-cash charge to recognize the impairment of capitalized internal-use software assets held for sale. Expenses in 2016 also included non-cash impairment charges of $81 million, after-tax, relating to the Company's disposition of certain non-core businesses, including the Company's sale of a majority interest in its Respiratory Solutions business during the first quarter of fiscal year 2017, which is further discussed in Note 10.

Notes to Consolidated Financial Statements — (Continued)
Becton, Dickinson and Company

Note 12 — Intangible Assets
Intangible assets at September 30 consisted of:

	2017		2016
(Millions of dollars)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets
Customer relationships	$3,393	$564	$3,360	$339
Developed technology	3,508	1,029	3,409	754
Product rights	131	54	125	43
Trademarks	408	65	405	45
Patents and other	370	274	349	254
Amortized intangible assets	$7,811	$1,986	$7,648	$1,435

Unamortized intangible assets
Acquired in-process research and development	$67		$66
Trademarks	2		2
Unamortized intangible assets	$69		$68

Intangible amortization expense was $533 million, $552 million and $346 million in 2017, 2016 and 2015, respectively. The estimated aggregate amortization expense for the fiscal years ending September 30, 2018 to 2022 are as follows: 2018 — $526 million; 2019 — $519 million; 2020 — $518 million; 2021 — $514 million; 2022 — $503 million.

Notes to Consolidated Financial Statements — (Continued)
Becton, Dickinson and Company

The following is a reconciliation of goodwill by business segment:

(Millions of dollars)	Medical	Life Sciences	Total
Goodwill as of September 30, 2015	$6,807	$730	$7,537
Divestiture (A)	(32)	—	(32)
Purchase accounting adjustments (B)	(79)	1	(78)
Currency translation	(8)	—	(8)
Goodwill as of September 30, 2016	$6,688	$731	$7,419
Acquisitions (C)	119	24	143
Divestiture (A)	(25)	—	(25)
Purchase accounting adjustments	4	—	4
Currency translation	16	6	22
Goodwill as of September 30, 2017	$6,802	$761	$7,563

(A)	Represents goodwill derecognized upon the Company's sale of a 50.1% controlling financial interest in the Respiratory Solutions business, as further discussed in Note 10.

(B)	Primarily represents $94 million resulting from adjustments to the deferred tax liability accounts recorded upon the Company's acquisition of CareFusion.

(C)	Represents goodwill recognized upon the Company's acquisitions during the current year. Such acquisitions were not material individually or in the aggregate.

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
Foreign Currency Risks and Related Strategies
The Company has foreign currency exposures throughout Europe, Greater Asia, Canada and Latin America. Transactional currency exposures that arise from entering into transactions, generally on an intercompany basis, in non-hyperinflationary countries that are denominated in currencies other than the functional currency are mitigated primarily through the use of forward contracts and currency options. Hedges of the transactional foreign exchange exposures resulting primarily from intercompany payables and receivables are undesignated hedges. As such, the gains or losses on these instruments are recognized immediately in income. These gains and losses are largely offset by gains and losses on the underlying hedged items, as well as the hedging costs associated with the derivative instruments. The net amounts in 2017, 2016 and 2015, which are recognized in Other income (expense), net, were immaterial to the Company's consolidated financial results.
The total notional amounts of the Company’s outstanding foreign exchange contracts as of September 30, 2017 and 2016 were $2.5 billion and $2.3 billion, respectively.
In order to mitigate foreign currency exposure relating to its investments in certain foreign subsidiaries, the Company has designated $2 billion of euro-denominated debt, issued during the first and third quarters of fiscal year 2017, as net investment hedges. Accordingly, net gains or losses relating to this debt, which are attributable to changes in the euro to U.S. dollar spot exchange rate, are recorded as accumulated foreign currency translation in Other comprehensive income (loss). Recognition of hedge ineffectiveness into earnings will occur if the notional amount of the euro-denominated debt no longer matches the portion of the net investments in foreign subsidiaries which underlie the hedges. The Company's balance of Accumulated other comprehensive income (loss) as of September 30, 2017 included net losses relating to these net investment

Notes to Consolidated Financial Statements — (Continued)
Becton, Dickinson and Company

hedges of $159 million. Additional disclosures regarding the Company's issuances of the euro-denominated debt in fiscal year 2017 are provided in Note 15.
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
Changes in the fair value of the interest rate swaps designated as cash flow hedges (i.e., hedging the exposure to variability in expected future cash flows that is attributable to a particular risk) are offset by amounts recorded in Other comprehensive income (loss). If interest rate derivatives designated as cash flow hedges are terminated, the balance in Accumulated other comprehensive income (loss) attributable to those derivatives is reclassified into earnings over the remaining life of the hedged debt. The net realized loss related to terminated interest rate swaps expected to be reclassified and recorded in Interest expense within the next 12 months is $4 million, net of tax.
At September 30, 2016, the total notional value of the Company's outstanding forward starting interest rate swaps, which were entered into to mitigate the Company's exposure to interest rate risk and were designated as cash flow hedges, was $500 million. In the third quarter of 2017, prior to its issuance of senior unsecured U.S. notes during same quarter, the Company entered into additional forward starting interest rate swaps, which were also designated as cash flow hedges, with a notional amount of $1.75 billion. The Company's recognition of unrealized and realized amounts, including net realized losses recognized upon the termination of all of the Company's outstanding interest rate hedges in the third quarter of 2017 concurrently with its issuance of the senior unsecured notes noted above, resulted in the Company's recognition of a net gain in other comprehensive income relating to interest rate hedges during the year ended September 30, 2017. Additional disclosures regarding the Company's issuance of notes are provided in Note 15 and additional disclosures regarding the net gain recognized on terminated cash flow hedges during 2017 are provided in Note 3.
The total notional amount of the Company’s outstanding interest rate swaps designated as fair value hedges was $375 million at September 30, 2017 and 2016. The outstanding swaps represent fixed-to-floating interest rate swap agreements the Company entered into to convert the interest payments on $375 million of the Company’s 3.125% notes due 2021 from the fixed rate to a floating interest rate based on LIBOR. Changes in the fair value of the interest rate swaps offset changes in the fair value of the fixed rate debt. The (losses) gains recorded on these fair value hedges, which were offset by (gains) losses recorded to the underlying debt instruments, were immaterial to the Company's consolidated financial results.

Other Risk Exposures
The Company purchases resins, which are oil-based components used in the manufacture of certain products. Significant increases in world oil prices that lead to increases in resin purchase costs could impact future operating results. From time to time, the Company has managed price risks associated with these commodity purchases through commodity derivative forward contracts. The Company had no outstanding commodity derivative forward contracts at September 30, 2017 and 2016.

Notes to Consolidated Financial Statements — (Continued)
Becton, Dickinson and Company

Effects on Consolidated Balance Sheets
The location and amounts of derivative instrument fair values in the consolidated balance sheet are segregated below between designated, qualifying hedging instruments and ones that are not designated for hedge accounting.

(Millions of dollars)	September 30, 2017	September 30, 2016
Asset derivatives-designated for hedge accounting
Interest rate swaps	$7	$23
Asset derivatives-undesignated for hedge accounting
Forward exchange contracts	8	3
Total asset derivatives (A)	$15	$25

Liability derivatives-designated for hedge accounting
Interest rate swaps	—	18
Liability derivatives-undesignated for hedge accounting
Forward exchange contracts	7	13
Total liability derivatives (B)	$7	$31

(A)	All asset derivatives are included in Prepaid expenses and other.

(B)	All liability derivatives are included in Accrued expenses.

Effects on Consolidated Statements of Income

The amounts recognized in other comprehensive income during 2017, 2016 and 2015 relating to cash flow hedges were not material to the Company's consolidated financial results. The Company’s designated derivative instruments are highly effective. As such, there were no gains or losses, related to hedge ineffectiveness or amounts excluded from hedge effectiveness testing, recognized immediately in income relative to derivative contracts outstanding in the periods presented.

Notes to Consolidated Financial Statements — (Continued)
Becton, Dickinson and Company

Note 14 — Financial Instruments and Fair Value Measurements
Recurring Fair Value Measurements
The fair values of financial instruments, including those not recognized on the statement of financial position at fair value, carried at September 30, 2017 and 2016 are classified in accordance with the fair value hierarchy in the following table:

			Basis of Fair Value Measurement
(Millions of dollars)	Total		Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
	2017	2016	2017	2016	2017	2016	2017	2016
Assets
Institutional money market investments	$2,026	$224	$2,026	$224	$—	$—	$—	$—
Interest rate swaps	7	23	—	—	7	23	—	—
Forward exchange contracts	8	3	—	—	8	3	—	—
Total Assets	$2,042	$249	$2,026	$224	$15	$25	$—	$—
Liabilities
Interest rate swaps	$—	$18	$—	$—	$—	$18	$—	$—
Forward exchange contracts	7	13	—	—	7	13	—	—
Contingent consideration liabilities	13	54	—	—	—	—	13	54
Total Liabilities	$20	$86	$—	$—	$7	$31	$13	$54

The Company’s institutional money market accounts permit daily redemption and the fair values of these investments are based upon the quoted prices in active markets provided by the holding financial institutions. The Company’s remaining cash equivalents were $12.153 billion and $1.317 billion at September 30, 2017 and 2016, respectively. Short-term investments are held to their maturities and are carried at cost, which approximates fair value. The cash equivalents consist of liquid investments with a maturity of three months or less and the short-term investments consist of instruments with maturities greater than three months and less than one year.
The Company measures the fair value of forward exchange contracts and interest rate swaps based upon the present value of expected future cash flows using market-based observable inputs including credit risk, interest rate yield curves, foreign currency spot prices and forward prices.
Long-term debt is recorded at amortized cost. The fair value of long-term debt is measured based upon quoted prices in active markets for similar instruments, which are considered Level 2 inputs in the fair value hierarchy. The fair value of long-term debt was $19.2 billion and $11.3 billion at September 30, 2017 and 2016, respectively. The fair value of the current portion of long-term debt was $206 million and $798 million at September 30, 2017 and 2016, respectively.
The contingent consideration liabilities were recognized as part of the consideration transferred by the Company for certain acquisitions. The fair values of the contingent consideration liabilities were estimated using probability-weighted discounted cash flow models that were based upon the probabilities assigned with regard to achievement of the contingent events. The estimated fair values of the contingent consideration liabilities are remeasured each reporting period based upon increases or decreases in the probability of the contingent payments. The decrease to the total contingent consideration liability in fiscal year 2017 is primarily

Notes to Consolidated Financial Statements — (Continued)
Becton, Dickinson and Company

attributable to a $40 million payment of a contingent consideration liability recorded in connection with a previously closed acquisition.
The Company’s policy is to recognize any transfers into fair value measurement hierarchy levels and transfers out of levels at the beginning of each reporting period. There were no transfers in and out of Level 1, Level 2 or Level 3 measurements for the years ending September 30, 2017 and 2016.
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

Notes to Consolidated Financial Statements — (Continued)
Becton, Dickinson and Company

Note 15 — Debt
Short-term debt
Short-term debt at September 30 consisted of:

(Millions of dollars)		2017	2016
Commercial paper borrowings		$—	$200
Current portion of long-term debt
4.900% Notes due April 15, 2018		200	—
1.450% Notes due May 15, 2017	(A)	—	300
1.750% Notes due November 8, 2016		—	500
Other		3	1
Total short-term debt		$203	$1,001

(A)	All or a portion of the aggregate principal amount outstanding was repurchased during the first quarter of 2017, as further discussed below.
The weighted average interest rates for short-term debt were 4.90% and 1.49% at September 30, 2017 and 2016, respectively.

Notes to Consolidated Financial Statements — (Continued)
Becton, Dickinson and Company

Long-term debt
Long-Term Debt at September 30 consisted of:

(Millions of dollars)		2017	2016
1.800% Notes due December 15, 2017	(A) (C)	—	1,248
4.900% Notes due April 15, 2018		—	201
5.000% Notes due May 15, 2019	(A) (C)	—	498
2.133% Notes due June 6, 2019	(B)	723	—
0.368% Notes due June 6, 2019	(B)	823	—
6.375% Notes due August 1, 2019	(A) (C)	—	776
2.675% Notes due December 15, 2019	(A)	1,121	1,245
2.404% Notes due June 5, 2020	(B)	996	—
3.250% Notes due November 12, 2020		698	698
3.125% Notes due November 8, 2021		1,003	1,018
2.894% Notes due June 6, 2022	(B)	1,791	—
Floating Rate Notes due June 6, 2022	(B)	497	—
1.000% Notes due December 15, 2022	(D)	586	—
3.300% Notes due March 1, 2023	(C)	296	304
3.875% Notes due May 15, 2024	(A) (C)	182	417
3.363% Notes due June 6, 2024	(B)	1,736	—
3.734% Notes due December 15, 2024	(A)	1,367	1,740
1.900% Notes due December 15, 2026	(D)	585	—
3.700% Notes due June 6, 2027	(B)	2,381	—
7.000% Debentures due August 1, 2027		166	168
6.700% Debentures due August 1, 2028		164	167
6.000% Notes due May 15, 2039		246	246
5.000% Notes due November 12, 2040		296	297
4.875% Notes due May 15, 2044	(C)	331	333
4.685% Notes due December 15, 2044		1,189	1,190
4.669% Notes due June 6, 2047	(B)	1,484	—
Other long-term debt		3	4
Total Long-Term Debt		$18,667	$10,550

(A)	All or a portion of the aggregate principal amount outstanding was repurchased during the first quarter of 2017, as further discussed below.

(B)	Notes issued during the third quarter of fiscal year 2017, as further discussed below.

(C)	All or a portion of the aggregate principal amount outstanding was redeemed during the third quarter of 2017, as further discussed below.

(D)	Notes issued during the first quarter of fiscal year 2017, as further discussed below.
The aggregate annual maturities of long-term debt including interest during the fiscal years ending September 30, 2018 to 2022 are as follows: 2018 — $823 million; 2019 — $2.2 billion; 2020 — $2.8 billion; 2021 — $1.2 billion; 2022 — $3.8 billion.
Other current credit facilities
In January 2016, the Company replaced an existing $1 billion syndicated credit facility with a $1.5 billion syndicated credit facility. During the first quarter of fiscal year 2017, the Company extended the expiration date of this credit facility to January 2022 from the original expiration date of January 2021. There were no

Notes to Consolidated Financial Statements — (Continued)
Becton, Dickinson and Company

borrowings outstanding under this credit facility at September 30, 2017. The credit facility, under which the Company may issue up to $100 million in letters of credit, can be used for general corporate purposes. It includes a provision that enables BD, subject to additional commitments made by the lenders, to access up to an additional $500 million in financing through the facility for a maximum aggregate commitment of $2 billion. The credit facility includes a single financial covenant that requires BD to maintain an interest expense coverage ratio of not less than 4-to-1 for the most recent four consecutive fiscal quarters. The Company was in compliance with this covenant as of September 30, 2017. The Company will replace this existing syndicated credit facility with a five-year senior unsecured revolving credit facility upon the closing of the Bard acquisition, as further discussed below. In addition, the Company has informal lines of credit outside of the United States.
First Quarter Fiscal Year 2017 Debt-Related Transactions
In December 2016, the Company issued euro-denominated debt consisting of 500 million euros of 1.000% notes and 500 million euros of 1.900% notes. The Company used the net proceeds from this long-term debt offering, together with other sources of liquidity, to fund the Company's repurchase of certain of its senior notes outstanding. Under this cash tender offer, the Company repurchased all or a portion of the aggregate principal amounts of certain of its long-term notes outstanding, totaling $1.689 billion, at an aggregate market price of $1.764 billion. The carrying value of these long-term notes was $1.727 billion, and the Company recognized a loss on this debt extinguishment of $42 million, which was recorded in December 2016 as Other income (expense), net, on the Company’s consolidated statements of income.
Third Quarter Fiscal Year 2017 Debt-Related Transactions
In connection with the Company's agreement to acquire Bard, as previously discussed in Note 9, the Company's capital structure was impacted in the third quarter by the debt-related transactions discussed below.

•
The Company entered into a three-year senior unsecured term loan facility of $2.25 billion. The proceeds from this facility may only be used to fund a portion of the cash consideration for the Bard acquisition, as well as the fees and expenses incurred in connection with this acquisition, which is expected to close in the fourth calendar quarter of 2017.

•
The Company also entered into a five-year senior unsecured revolving credit facility that will provide borrowing of up to $2.25 billion when the facility becomes effective upon the closing of the Bard acquisition. The facility, which will expire in May 2022, will replace the syndicated credit facility the Company currently has in place, as discussed above. The Company intends to use the new revolving facility to fund general corporate needs and to redeem, repurchase or defease certain of Bard's outstanding senior unsecured notes that will be assumed upon the closing of the acquisition.

•
The Company issued senior unsecured U.S. notes with an aggregate principal amount of $9.675 billion. If the Company's acquisition of Bard does not close by April 23, 2018, or if the agreement to acquire Bard is terminated prior to this date, the Company will be required to redeem all of the senior unsecured U.S. notes issued as detailed above, except for the notes which are due in 2019. The notes would be redeemed at a special mandatory redemption price equal to 101% of their aggregate principal amount, plus accrued and unpaid interest to, but excluding, the redemption date.

•	The Company issued Euro-denominated debt consisting of 700 million euros of 0.368% Notes due June 6, 2019.

•
The Company redeemed all or a portion of the aggregate principal amounts of certain of its long-term senior notes outstanding, totaling $1.717 billion, at an aggregate market price of $1.776 billion. The carrying value of these long-term notes was $1.745 billion and the Company recognized a loss on this debt extinguishment of $31 million, which was recorded in June 2017 as Other income (expense), net, on the Company’s consolidated statements of income.

Notes to Consolidated Financial Statements — (Continued)
Becton, Dickinson and Company

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

(Millions of dollars)	Aggregate Principal Amount	Principal Amount Accepted for Exchange
4.400% Notes due January 15, 2021	$500	$428
3.000% Notes due May 15, 2026	500	470
6.700% Notes due December 1, 2026	150	137
Total	$1,150	$1,035
Capitalized interest
The Company capitalizes interest costs as a component of the cost of construction in progress. A summary of interest costs and payments for the years ended September 30 is as follows:

(Millions of dollars)	2017	2016	2015
Charged to operations	$521	$388	$371
Capitalized	32	30	30
Total interest costs	$553	$418	$401
Interest paid, net of amounts capitalized	$435	$392	$313

Note 16 — Income Taxes
The provision for income taxes the years ended September 30 consisted of:

(Millions of dollars)	2017	2016	2015
Current:
Federal	$(230)	$312	$50
State and local, including Puerto Rico	(20)	17	15
Foreign	200	286	252
	$(50)	$616	$318
Deferred:
Domestic	$(64)	$(441)	$(238)
Foreign	(10)	(78)	(37)
	(74)	(519)	(274)
Income tax provision	$(124)	$97	$44

Notes to Consolidated Financial Statements — (Continued)
Becton, Dickinson and Company

The components of Income Before Income Taxes for the years ended September 30 consisted of:

(Millions of dollars)	2017	2016	2015
Domestic, including Puerto Rico	$(386)	$(232)	$(408)
Foreign	1,362	1,306	1,147
Income Before Income Taxes	$976	$1,074	$739
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

(Millions of dollars)	2017	2016	2015
Balance at October 1	$469	$593	$206
Increase due to acquisitions	—	—	326
Increase due to current year tax positions	41	81	62
Increase due to prior year tax positions	19	10	14
Decreases due to prior year tax positions	(30)	(3)	(2)
Decrease due to settlements with tax authorities	(145)	(147)	(10)
Decrease due to lapse of statute of limitations	(5)	(65)	(3)
Balance at September 30	$349	$469	$593
Upon the Company's acquisition of CareFusion, the Company became a party to a tax matters agreement with Cardinal Health resulting from Cardinal Health's spin-off of CareFusion in fiscal year 2010. Under the tax matters agreement, the Company is obligated to indemnify Cardinal Health for certain tax exposures and transaction taxes prior to CareFusion’s spin-off from Cardinal Health. The indemnification payable is approximately $134 million at September 30, 2017 and is included in Deferred Income Taxes and Other on the consolidated balance sheet.

At September 30, 2017, 2016 and 2015, there are $415 million, $478 million and $620 million of unrecognized tax benefits that if recognized, would affect the effective tax rate. During the fiscal years ended September 30, 2017, 2016 and 2015, the Company reported interest and penalties associated with unrecognized tax benefits of $57 million, $(38) million and $5 million on the consolidated statements of income as a component of Income tax provision.
The Company conducts business and files tax returns in numerous countries and currently has tax audits in progress in a number of tax jurisdictions. While the IRS has completed its audit for the BD legacy fiscal year 2014 and combined company fiscal year 2016, the IRS has recently commenced the audit for the CareFusion legacy fiscal year 2014 and short period 2015. For the BD legacy business, all years are effectively settled with the exception of 2015 for which the Company believes it is adequately reserved for any potential exposures. With the exception of the CareFusion legacy fiscal year 2010 audit, all other periods are at various stages of appeals or protests. For the Company’s other major tax jurisdictions where it conducts business, the Company’s tax years are generally open after 2011.

Notes to Consolidated Financial Statements — (Continued)
Becton, Dickinson and Company

Deferred income taxes at September 30 consisted of:

	2017		2016
(Millions of dollars)	Assets	Liabilities	Assets	Liabilities
Compensation and benefits	$618	$—	$720	$—
Property and equipment	—	244	—	164
Intangibles	—	1,584	—	1,571
Loss and credit carryforwards	1,098	—	1,101	—
Other	531	164	783	664
	2,247	1,992	2,604	2,399
Valuation allowance	(1,032)	—	(997)	—
Net (A)	$1,216	$1,992	$1,606	$2,399
(A)Net deferred tax assets are included in Other Assets and net deferred tax liabilities are included in Deferred Income Taxes and Other.
Deferred tax assets and liabilities are netted on the balance sheet by separate tax jurisdictions. Deferred taxes are not provided on undistributed earnings of foreign subsidiaries that are indefinitely reinvested. At September 30, 2017, the cumulative amount of such undistributed earnings indefinitely reinvested outside the United States was $9.6 billion. Determining the tax liability that would arise if these earnings were remitted is not practicable. Deferred taxes are provided for earnings outside the United States when those earnings are not considered indefinitely reinvested.
Generally, deferred tax assets have been established as a result of net operating losses and credit carryforwards with expiration dates from 2018 to an unlimited expiration date. Valuation allowances have been established as a result of an evaluation of the uncertainty associated with the realization of certain deferred tax assets on these losses and credit carryforwards. The valuation allowance for 2017 is primarily the result of foreign losses due to the Company’s global re-organization of its foreign entities and these generally have no expiration date. Valuation allowances are also maintained with respect to deferred tax assets for certain federal and state carryforwards that may not be realized and that principally expire in 2021.
A reconciliation of the federal statutory tax rate to the Company’s effective income tax rate was as follows:

	2017	2016	2015
Federal statutory tax rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal tax benefit	(2.6)	1.5	(3.6)
Effect of foreign and Puerto Rico earnings and foreign tax credits	(40.8)	(23.7)	(24.5)
Effect of Research Credits and Domestic Production Activities	(2.7)	(4.4)	(1.6)
Effect of change in accounting for excess tax benefit relating to share-based compensation (see Note 2)	(7.9)	—	—
Other, net	6.3	0.7	0.6
Effective income tax rate	(12.7)%	9.1%	5.9%
The approximate amounts of tax reductions related to tax holidays in various countries in which the Company does business were $144 million, $121 million and $103 million, in 2017, 2016 and 2015, respectively. The benefit of the tax holiday on diluted earnings per share was approximately $0.64, $0.56, and $0.48 for fiscal years 2017, 2016 and 2015, respectively. The tax holidays expire at various dates through 2026.
The Company made income tax payments, net of refunds, of $265 million in 2017, $218 million in 2016 and $240 million in 2015.

Notes to Consolidated Financial Statements — (Continued)
Becton, Dickinson and Company

Note 17 — Sales-Type Leases and Financing Receivables
In April 2017, in conjunction with the implementation of a new “go-to-market” business model for the Company's U.S. dispensing business within the Medication Management Solutions (“MMS”) unit of the Medical segment, the Company amended the terms of certain customer leases for dispensing equipment within the MMS unit. The modification provided customers the ability to reduce its dispensing asset base via a return provision, resulting in a more flexible lease term. Prior to the modification, these leases were accounted for as sales-type leases in accordance with Accounting Standards Codification Topic 840, "Leases", as the non-cancellable lease term of 5 years exceeded 75% of the equipment’s estimated useful life and the present value of the minimum lease payments exceeded 90% of the equipment’s fair value. As a result of the lease modification, the Company was required to reassess the classification of the leases due to the amended lease term. Accordingly, most amended lease contracts were classified as operating leases beginning in April 2017. The change in lease classification resulted in a pre-tax charge to earnings in fiscal year 2017 of $748 million, which was recorded in Other operating (income) expense, net, relating to the derecognition of the net investment in sales-type leases of $1.065 billion, partially offset by the recognition of the underlying leased assets, as Property, Plant and Equipment, Net on the Company’s balance sheet, as of the effective date of $317 million. Beginning April 1, 2017, revenue associated with these modified contracts is recognized on a straight-line basis over the remaining lease term, along with depreciation on the reinstated leased assets.
The Company's consolidated financial results in 2017 were not materially impacted by the financing receivables remaining subsequent to the lease modification discussed above.

Note 18 — Supplemental Financial Information
Other Income (Expense), Net

(Millions of dollars)	2017	2016	2015
Losses on debt extinguishment	$(73)	$—	$—
Share of Vyaire Medical venture results, net of income from transition services agreements	(3)	—	—
Other equity investment income	3	8	9
Losses on undesignated foreign exchange derivatives, net	(11)	(3)	—
Gains on previously held investments	24	—	9
Other	3	7	3
Other (expense) income, net	$(57)	$11	$21

Additional disclosures regarding the losses recognized on the extinguishment of debt are provided in Note 15. Additional disclosures regarding the Company's divestiture of the Respiratory Solutions business and the Vyaire Medical venture formed with this business are provided in Note 10. The Company recognized an acquisition-date accounting gain related to a previously-held equity method investment in an entity that the Company acquired during the third quarter of fiscal year 2017. The Company also recognized such a gain in 2015, when it acquired another entity in which an equity method investment was held prior to the acquisition date.

Notes to Consolidated Financial Statements — (Continued)
Becton, Dickinson and Company

Trade Receivables, Net
The amounts recognized in 2017, 2016 and 2015 relating to allowances for doubtful accounts and cash discounts, which are netted against trade receivables, are provided in the following table:

(Millions of dollars)	Allowance for Doubtful Accounts		Allowance for Cash Discounts	Total
Balance at September 30, 2014	$30		$12	$42
Additions charged to costs and expenses	33		47	80
Deductions and other	(11)	(A)	(50)	(61)
Balance at September 30, 2015	$53		$9	$62
Additions charged to costs and expenses	23		37	60
Deductions and other	(14)	(A)	(40)	(55)
Balance at September 30, 2016	$61		$6	$67
Additions charged to costs and expenses	25		43	68
Deductions and other	(32)	(A)	(45)	(76)
Balance at September 30, 2017	$54		$4	$58

(A)	Accounts written off.
Inventories
Inventories at September 30 consisted of:

(Millions of dollars)	2017	2016
Materials	$313	$316
Work in process	271	274
Finished products	1,234	1,129
	$1,818	$1,719
Property, Plant and Equipment, Net
Property, Plant and Equipment, Net at September 30 consisted of:

(Millions of dollars)	2017	2016
Land	$146	$151
Buildings	2,496	2,397
Machinery, equipment and fixtures	6,584	5,749
Leasehold improvements	163	121
	9,389	8,419
Less accumulated depreciation and amortization	4,752	4,518
	$4,638	$3,901

The increase in Machinery, equipment and fixtures included $317 million of assets recognized as Property, Plant and Equipment, Net on the Company’s balance sheet, resulting from a modification to the Company's dispensing equipment lease contracts with customers. Additional disclosures regarding this modification are provided in Note 17.

Becton, Dickinson and Company

SUPPLEMENTARY QUARTERLY DATA (UNAUDITED)

Millions of dollars, except per share amounts	2017
	1st	2nd	3rd	4th	Year
Revenues	$2,922	$2,969	$3,035	$3,166	$12,093
Gross Profit	1,452	1,432	1,504	1,554	5,942
Net Income (Loss)	562	344	(132)	327	1,100
Earnings per Share:
Basic	2.64	1.61	(0.75)	1.27	4.70
Diluted	2.58	1.58	(0.75)	1.24	4.60

	2016
	1st	2nd	3rd	4th	Year
Revenues	$2,986	$3,067	$3,198	$3,231	$12,483
Gross Profit	1,408	1,484	1,547	1,552	5,991
Net Income	229	338	390	19	976
Earnings per Share:
Basic	1.08	1.59	1.83	0.09	4.59
Diluted	1.06	1.56	1.80	0.09	4.49
Certain quarterly amounts may not add to the year-to-date totals due to rounding. Earnings per share amounts are calculated from the underlying whole-dollar amounts. As of May 2017, the weighted average common shares used in the computations of basic and diluted earnings per share reflect shares issued in anticipation of the pending acquisition of Bard. Additional disclosures regarding this issuance of shares and the pending acquisition are provided in Notes 3 and 9.

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.
Item 9A.    Controls and Procedures.
An evaluation was conducted by BD’s management, with the participation of BD’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of BD’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of September 30, 2017. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were, as of the end of the period covered by this report, effective and designed to ensure that material information relating to BD and its consolidated subsidiaries would be made known to them by others within these entities. There were no changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2017 identified in connection with the above-referenced evaluation that have materially affected, or are reasonably likely to materially affect, BD’s internal control over financial reporting.
Management’s Report on Internal Control Over Financial Reporting and the Report of Independent Registered Public Accounting Firm are contained in Item 8, Financial Statements and Supplementary Data, and are incorporated herein by reference.

Item 9B.    Other Information.
None.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance.
The information relating to directors and the Audit Committee of the BD Board of Directors required by this item will be contained under the captions “Proposal 1. Election of Directors” and “Board of Directors - Committee Membership and Function - Audit Committee” in a definitive proxy statement involving the election of directors, which the registrant will file with the SEC not later than 120 days after September 30, 2017 (the “2018 Proxy Statement”), and such information is incorporated herein by reference.
The information relating to executive officers required by this item is included herein in Part I under the caption “Executive Officers of the Registrant.”
Certain other information required by this item will be contained under the captions “Ownership of BD Common Stock - Section 16(a) beneficial ownership reporting compliance”, “Corporate Governance - Director nomination process" and Corporate Governance - Code of Conduct” in BD’s 2018 Proxy Statement, and such information is incorporated herein by reference.
Item 11.    Executive Compensation.
The information required by this item will be contained under the captions “Board of Directors - Non‑Management Directors’ Compensation,” “Compensation Discussion and Analysis,” “Report of the Compensation and Management Development Committee,” “Compensation of Named Executive Officers” and “Board of Directors - Committee membership and function - Compensation and Management Development Committee” in BD’s 2018 Proxy Statement, and such information is incorporated herein by reference.
Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this item will be contained under the caption “Ownership of BD Common Stock” in BD’s 2018 Proxy Statement, and such information is incorporated herein by reference.
Item 13.    Certain Relationships and Related Transactions, and Director Independence.
The information required by this item will be contained under the caption “Corporate Governance - Director Independence; Policy Regarding Related Person Transactions” in BD’s 2018 Proxy Statement, and such information is incorporated herein by reference.
Item 14.    Principal Accounting Fees and Services.
The information required by this item will be contained under the caption “Proposal 2. Ratification of Selection of Independent Registered Public Accounting Firm” in BD’s 2018 Proxy Statement, and such information is incorporated herein by reference.
PART IV

Item 15.    Exhibits, Financial Statement Schedules.

(a)(1)	Financial Statements
The following consolidated financial statements of BD are included in Item 8 of this report:

•	Reports of Independent Registered Public Accounting Firm

•	Consolidated Statements of Income — Years ended September 30, 2017, 2016 and 2015

•	Consolidated Statements of Comprehensive Income — Years ended September 30, 2017, 2016 and 2015

•	Consolidated Balance Sheets — September 30, 2017 and 2016

•	Consolidated Statements of Cash Flows — Years ended September 30, 2017, 2016 and 2015

•	Notes to Consolidated Financial Statements

(2)	Financial Statement Schedules
See Note 18 to the Consolidated Financial Statements included in Item 8, Financial Statements and Supplementary Data.

(3)	Exhibits
See the Exhibit Index beginning on page 99 hereof for a list of all management contracts, compensatory plans and arrangements required by this item, and all other Exhibits filed or incorporated by reference as a part of this report.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
BECTON, DICKINSON AND COMPANY

By:	/s/ GARY DEFAZIO
Gary DeFazio
Senior Vice President and Corporate Secretary
Dated: November 22, 2017
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on the 22nd day of November, 2017 by the following persons on behalf of the registrant and in the capacities indicated.

Name	Capacity

/S/ VINCENT A. FORLENZA	Chairman and Chief Executive Officer
Vincent A. Forlenza	(Principal Executive Officer)

/S/ CHRISTOPHER R. REIDY	Executive Vice President, Chief Financial Officer
Christopher R. Reidy	and Chief Administrative Officer
(Principal Financial Officer)

/S/ JOHN GALLAGHER	Senior Vice President, Corporate Finance,
John Gallagher	Controller and Treasurer
(Principal Accounting Officer)

Basil L. Anderson*	Director

Catherine M. Burzik*	Director

R. Andrew Eckert*	Director

Claire M. Fraser*	Director

Christopher Jones*	Director

Marshall O. Larsen*	Director

Gary A. Mecklenburg*	Director

Name	Capacity

James F. Orr*	Director

Willard J. Overlock, Jr.*	Director

Claire Pomeroy*	Director

Rebecca W. Rimel*	Director

Bertram L. Scott*	Director

*By:	/s/ GARY DEFAZIO
Gary DeFazio
Attorney-in-fact

EXHIBIT INDEX

Exhibit Number	Description	Method of Filing
2(a)	Agreement and Plan of Merger, dated as of April 23, 2017, among C.R. Bard, Inc., Becton, Dickinson and Company and Lambda Corp.	Incorporated by reference to Exhibit 2.1 to the registrant’s Current Report on Form 8-K dated April 24, 2017.
2(b)	Amendment No. 1, dated July 28, 2017, to the Agreement and Plan of Merger, dated as of April 23, 2017, among C.R. Bard, Inc., Becton, Dickinson and Company and Lambda Corp.	Incorporated by reference to Exhibit 2.1 to the registrant’s Current Report on Form 8-K dated July 28, 2017.
3(a)(i)	Restated Certificate of Incorporation, dated as of January 29, 2013.	Incorporated by reference to Exhibit 3(a) to the registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2013.
3(a)(ii)	Certificate of Amendment of the Restated Certificate of Incorporation, filed with the State of New Jersey Department of Treasury and effective May 15, 2017.	Incorporated by reference to Exhibit 4.1 to the registrant’s registration statement on Form 8-A filed on May 16, 2017.
3(b)	By-Laws, as amended and restated as of April 23, 2017.	Incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K dated April 24, 2017.
4(a)	Indenture, dated as of March 1, 1997, between the registrant and The Bank of New York Mellon Trust Company, N.A. (as successor to JPMorgan Chase Bank)	Incorporated by reference to Exhibit 4(a) to Form 8-K filed by the registrant on July 31, 1997
4(b)	Form of 7% Debentures due August 1, 2027.	Incorporated by reference to Exhibit 4(d) of the registrant’s Current Report on Form 8-K filed on July 31, 1997.
4(c)	Form of 6.70% Debentures due August 1, 2028.	Incorporated by reference to Exhibit 4(d) of the registrant’s Current Report on Form 8-K filed on July 29, 1999.
4(d)	Form of 4.90% Notes due April 15, 2018.	Incorporated by reference to Exhibit 4(i) of the registrant's Annual Report on form 10-K for the fiscal year ended September 30, 2016.
4(e)	Form of 2.133% Notes due June 6, 2019.	Incorporated by reference to Exhibit 4.1 of the registrant’s Current Report on Form 8-K filed on June 5, 2017.
4(f)	Form of 2.675% Notes due December 15, 2019.	Incorporated by reference to Exhibit 4.3 of the registrant’s Current Report on Form 8-K filed on December 15, 2014.
4(g)	Form of 2.404% Notes due June 5, 2020.	Incorporated by reference to Exhibit 4.2 of the registrant’s Current Report on Form 8-K filed on June 5, 2017.
4(h)	Form of 3.25% Notes due November 12, 2020.	Incorporated by reference to Exhibit 4.1 of the registrant’s Current Report on Form 8-K filed on November 12, 2010.
4(i)	Form of 3.125% Notes due November 8, 2021.	Incorporated by reference to Exhibit 4.2 of the registrant’s Current Report on Form 8-K filed on November 8, 2011.
4(j)	Form of 2.894% Notes due June 6, 2022.	Incorporated by reference to Exhibit 4.3 of the registrant’s Current Report on Form 8-K filed on June 5, 2017.

Exhibit Number	Description	Method of Filing
4(k)	Form of 3.363% Notes due June 6, 2024.	Incorporated by reference to Exhibit 4.5 of the registrant’s Current Report on Form 8-K filed on June 5, 2017.
4(l)	Form of 3.734% Notes due December 15, 2024.	Incorporated by reference to Exhibit 4.4 of the registrant’s Current Report on Form 8-K filed on December 15, 2014.
4(m)	Form of 3.700% Notes due June 6, 2027.	Incorporated by reference to Exhibit 4.6 of the registrant’s Current Report on Form 8-K filed on June 5, 2017.
4(n)	Form of 6.00% Notes due May 15, 2039.	Incorporated by reference to Exhibit 4.2 of the registrant’s Current Report on Form 8-K filed on May 13, 2009.
4(o)	Form of 5.00% Notes due November 12, 2040.	Incorporated by reference to Exhibit 4.2 of the registrant’s Current Report on Form 8-K filed on November 12, 2010.
4(p)	Form of 4.685% Notes due December 15, 2044.	Incorporated by reference to Exhibit 4.5 of the registrant’s Current Report on Form 8-K filed on December 15, 2014.
4(q)	Form of 4.669% Notes due June 6, 2047.	Incorporated by reference to Exhibit 4.7 of the registrant’s Current Report on Form 8-K filed on June 5, 2017.
4(r)	Form of Floating Rate Notes due June 6, 2022.	Incorporated by reference to Exhibit 4.4 of the registrant’s Current Report on Form 8-K filed on June 5, 2017.
4(s)	Form of 3.300% Senior Notes due March 1, 2023.	Incorporated by reference to Exhibit 4.4 of the registrant’s Current Report on Form 8-K filed on April 29, 2015.
4(t)	Form of 3.875% Senior Notes due May 15, 2024.	Incorporated by reference to Exhibit 4.5 of the registrant’s Current Report on Form 8-K filed on April 29, 2015.
4(u)	Form of 4.875% Senior Notes due May 15, 2044.	Incorporated by reference to Exhibit 4.6 of the registrant’s Current Report on Form 8-K filed on April 29, 2015.
4(v)	Form of Certificate for the 6.125% Mandatory Convertible Preferred Stock, Series A.	Incorporated by reference to Exhibit 4.2 to the registrant’s registration statement on Form 8-A filed on May 16, 2017.
4(w)
Deposit Agreement, dated as of May 16, 2017, among Becton, Dickinson and Company and Computershare Inc. and Computershare Trust Company, N.A., acting jointly as depositary and Computershare Trust company, N.A., acting as Registrar and Transfer Agent, on behalf of the holders from time to time of the depositary receipts described therein.
Incorporated by reference to Exhibit 4.3 to the registrant’s registration statement on Form 8-A filed on May 16, 2017.
4(x)	Form of Depositary Receipt for the Depositary Shares.	Incorporated by reference to Exhibit 4.4 to the registrant’s registration statement on Form 8-A filed on May 16, 2017.
10(a)(i)	Form of Employment Agreement with executive officers relating to employment following a change of control of the registrant (with tax reimbursement provisions).*	Incorporated by reference to Exhibit 10(a) to the registrant’s Quarterly Report on Form 10-Q for the period ended December 31, 2008.

Exhibit Number	Description	Method of Filing
10(a)(ii)	Form of Employment Agreement with executive officers relating to employment following a change of control of the registrant (without tax reimbursement provisions).*	Incorporated by reference to Exhibit 10(a)(ii) to the registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2013.
10(b)	Stock Award Plan, as amended and restated as of January 31, 2006.*	Incorporated by reference to Exhibit 10(a) to the registrant’s Quarterly Report on Form 10-Q for the period ended December 31, 2005.
10(c)	Performance Incentive Plan, as amended and restated January 24, 2017.*	Incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2017.
10(d)	Deferred Compensation and Retirement Benefit Restoration Plan, as amended and restated as of September 27, 2016.*	Incorporated by reference to Exhibit 10(d) to the registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2016.
10(e)	1996 Directors’ Deferral Plan, as amended and restated as of November 25, 2014.*	Incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K dated December 2, 2014.
10(f)	Amended and Restated Aircraft Time Sharing Agreement between Becton, Dickinson and Company and Vincent A. Forlenza dated as of March 21, 2012.*	Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K dated March 27, 2012.
10(g)(i)	2004 Employee and Director Equity-Based Compensation Plan, as amended and restated as of January 26, 2016.*	Incorporated by reference to Exhibit 10 to the registrant’s Current Report on Form 8-K dated January 29, 2016.
10(g)(ii)	Terms of Awards under 2004 Employee and Director Equity-Based Compensation Plan and Stock Award Plan.*	Incorporated by reference to Exhibit 10(g)(ii) to the registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2016.
10(h)	Five-Year Credit Agreement, dated January 29, 2016 among the registrant and the banks named therein (term has been extended to January 24, 2022).	Incorporated by reference to Exhibit 10 to the registrant’s Current Report on Form 8-K dated February 4, 2016.
10(i)	364-Day Term Loan Agreement, dated December 19, 2014, by and among Becton, Dickinson and Company, as borrower, Goldman Sachs Bank USA, as administrative agent, and the lenders party thereto.	Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed December 14, 2014.
10(j)	Form of Commercial Paper Dealer Agreement.	Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on January 6, 2015.
10(k)	Tax Matters Agreement, dated August 31, 2009, by and between Cardinal Health, Inc. and CareFusion Corporation.	Incorporated by reference to Exhibit 10.3 to Cardinal Health, Inc.’s Current Report on Form 8-K filed on September 4, 2009.
10(l)	Letter of Understanding dated March 28, 2016 between Becton, Dickinson and Company and Alexandre Conroy.*	Incorporated by reference to Exhibit 10 to the registrant’s Quarterly Report on Form 10-Q for the period ended December 31, 2016.
10(m)	Three-Year Term Loan Agreement, dated as of May 12, 2017, by and among Becton, Dickinson and Company, the lenders party thereto, and Citibank, N.A., as administrative agent.	Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed May 10, 2017.

Exhibit Number	Description	Method of Filing
10(n)	Credit Agreement, dated as of May 12, 2017, by and among Becton, Dickinson and Company, the banks and issuers of letters of credit party thereto and Citibank, N.A., as administrative agent.	Incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed May 10, 2017.
21	Subsidiaries of the registrant.	Filed with this report
23	Consent of independent registered public accounting firm.	Filed with this report
24	Power of Attorney.	Filed with this report
31	Certifications of Chief Executive Officer and Chief Financial Officer, pursuant to SEC Rule 13(a)-14(a).	Filed with this report
32	Certifications of Chief Executive Officer and Chief Financial Officer, pursuant to Section 1350 of Chapter 63 of Title 18 of the U.S. Code.	Filed with this report
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