Form 10-Q
period 2017-12-31
BECTON DICKINSON & CO
filed 2018-02-06
CIK 10795

Table of Contents

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2017
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
There were 266,242,472 share of Common Stock, $1.00 par value, outstanding at December 31, 2017.

BECTON, DICKINSON AND COMPANY
FORM 10-Q
For the quarterly period ended December 31, 2017

ITEM 1. FINANCIAL STATEMENTS
BECTON, DICKINSON AND COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
Millions of dollars

	December 31, 2017	September 30, 2017
Assets	(Unaudited)
Current Assets:
Cash and equivalents	$1,124	$14,179
Restricted cash	113	—
Short-term investments	84	21
Trade receivables, net	2,000	1,744
Inventories:
Materials	520	313
Work in process	424	271
Finished products	2,022	1,234
	2,967	1,818
Prepaid expenses and other	1,255	871
Total Current Assets	7,542	18,633
Property, Plant and Equipment	10,109	9,389
Less allowances for depreciation and amortization	4,848	4,752
Property, Plant and Equipment, Net	5,262	4,638
Goodwill	22,699	7,563
Customer Relationships, Net	3,938	2,830
Developed Technology, Net	14,173	2,478
Other Intangibles, Net	565	585
Other Assets	1,184	1,007
Total Assets	$55,363	$37,734
Liabilities and Shareholders’ Equity
Current Liabilities:
Short-term debt	$703	$203
Payables and accrued expenses	4,193	3,139
Total Current Liabilities	4,895	3,342
Long-Term Debt	22,095	18,667
Long-Term Employee Benefit Obligations	1,164	1,168
Deferred Income Taxes and Other	5,961	1,609
Commitments and Contingencies (See Note 5)
Shareholders’ Equity
Preferred stock	2	2
Common stock	347	347
Capital in excess of par value	16,197	9,619
Retained earnings	12,765	13,111
Deferred compensation	19	19
Common stock in treasury - at cost	(6,343)	(8,427)
Accumulated other comprehensive loss	(1,740)	(1,723)
Total Shareholders’ Equity	21,247	12,948
Total Liabilities and Shareholders’ Equity	$55,363	$37,734
Amounts may not add due to rounding.
See notes to condensed consolidated financial statements

BECTON, DICKINSON AND COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
Millions of dollars, except per share data
(Unaudited)

	Three Months Ended December 31,
	2017	2016
Revenues	$3,080	$2,922
Cost of products sold	1,530	1,470
Selling and administrative expense	774	709
Research and development expense	192	182
Acquisitions and other restructurings	354	87
Other operating income, net	—	(336)
Total Operating Costs and Expenses	2,850	2,111
Operating Income	230	811
Interest expense	(158)	(95)
Interest income	44	5
Other expense, net	(11)	(29)
Income Before Income Taxes	105	692
Income tax provision	241	131
Net (Loss) Income	(136)	562
Preferred stock dividends	(38)	—
Net (loss) income applicable to common shareholders	$(174)	$562

Basic (Loss) Earnings per Share	$(0.76)	$2.64
Diluted (Loss) Earnings per Share	$(0.76)	$2.58
Dividends per Common Share	$0.75	$0.73
Amounts may not add due to rounding.
See notes to condensed consolidated financial statements

BECTON, DICKINSON AND COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Millions of dollars
(Unaudited)

	Three Months Ended December 31,
	2017	2016
Net (Loss) Income	$(136)	$562
Other Comprehensive Income (Loss), Net of Tax
Foreign currency translation adjustments	(36)	(275)
Defined benefit pension and postretirement plans	17	15
Cash flow hedges	1	28
Other Comprehensive Loss, Net of Tax	(17)	(233)
Comprehensive (Loss) Income	$(154)	$329
Amounts may not add due to rounding.
See notes to condensed consolidated financial statements

BECTON, DICKINSON AND COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Millions of dollars
(Unaudited)

	Three Months Ended December 31,
	2017	2016
Operating Activities
Net (loss) income	$(136)	$562
Adjustments to net (loss) income to derive net cash provided by operating activities:
Depreciation and amortization	291	262
Share-based compensation	141	61
Deferred income taxes	(324)	21
Change in operating assets and liabilities	409	(506)
Pension obligation	(101)	25
Excess tax benefits from payments under share-based compensation plans	38	27
Other, net	3	(136)
Net Cash Provided by Operating Activities	320	315
Investing Activities
Capital expenditures	(178)	(112)
(Purchases of) proceeds from sale of investments, net	(63)	16
Acquisitions of businesses, net of cash acquired	(15,013)	—
Proceeds from divestitures, net	—	167
Other, net	(62)	(23)
Net Cash (Used for) Provided by Investing Activities	(15,315)	48
Financing Activities
Change in short-term debt	—	700
Proceeds from long-term debt	2,250	1,054
Payments of debt	—	(2,189)
Repurchase of common stock	—	(220)
Dividends paid	(210)	(156)
Other, net	(101)	(144)
Net Cash Provided by (Used for) Financing Activities	1,938	(955)
Effect of exchange rate changes on cash and equivalents	2	(30)
Net decrease in cash and equivalents	(13,055)	(622)
Opening Cash and Equivalents	14,179	1,541
Closing Cash and Equivalents	$1,124	$919
Amounts may not add due to rounding.
See notes to condensed consolidated financial statements

BECTON, DICKINSON AND COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017
Note 1 – Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, in the opinion of the management of the Company, include all adjustments which are of a normal recurring nature, necessary for a fair presentation of the financial position and the results of operations and cash flows for the periods presented. However, the financial statements do not include all information and accompanying notes required for a presentation in accordance with U.S. generally accepted accounting principles. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s 2017 Annual Report on Form 10-K. Within the financial statements and tables presented, certain columns and rows may not add due to the use of rounded numbers for disclosure purposes. Percentages and earnings per share amounts presented are calculated from the underlying amounts. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year.

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

In May 2014, the FASB issued a new revenue recognition standard. Under this standard, revenue will be recognized upon the transfer of goods or services to customers and the amount of revenue recognized will reflect the consideration to which a reporting entity expects to be entitled in exchange for those goods or services. The Company intends to adopt the standard, as required, on October 1, 2018 and completed an initial assessment to identify the potential areas of impact that this new revenue recognition standard will have on its consolidated financial statements.  As part of the initial assessment, the Company reviewed a representative sample of its contracts across its various businesses and geographies to identify potential differences that could result from applying the requirements of the new standard.  The analysis included identifying whether there may be differences in timing of revenue recognition under the new standard as well as assessing performance obligations, variable consideration, and contract costs. The Company has not yet estimated the impact of the new standard on the timing and pattern of its revenue recognition. The Company continues to evaluate the available adoption methods, and apprises its audit committee of the project status regularly.
Note 3 – Accumulated Other Comprehensive Income (Loss)
The components and changes of Accumulated other comprehensive income (loss) for the three-month period ended December 31, 2017 were as follows:

(Millions of dollars)	Total	Foreign Currency Translation	Benefit Plans	Cash Flow Hedges
Balance at September 30, 2017	$(1,723)	$(1,001)	$(703)	$(18)
Other comprehensive loss before reclassifications, net of taxes	(36)	(36)	—	—
Amounts reclassified into income, net of taxes	18	—	17	1
Balance at December 31, 2017	$(1,740)	$(1,037)	$(686)	$(17)
The amount of foreign currency translation recognized in other comprehensive income during the three months ended December 31, 2017 included net losses relating to net investment hedges, as further discussed in Note 11.

Note 4 – Earnings per Share
The weighted average common shares used in the computations of basic and diluted earnings per share (shares in thousands) were as follows:

	Three Months Ended December 31,
	2017	2016
Average common shares outstanding	230,038	213,064
Dilutive share equivalents from share-based plans (A)	—	4,675
Average common and common equivalent shares outstanding – assuming dilution	230,038	217,739

(A)
For the three months ended December 31, 2017, approximately 4 million dilutive share equivalents from share-based plans and 12 million dilutive share equivalents associated with mandatory convertible preferred stock were excluded from the diluted shares outstanding calculation because the result would have been antidilutive.

Note 5 – Contingencies

Given the uncertain nature of litigation generally, the Company is not able, in all cases, to estimate the amount or range of loss that could result from an unfavorable outcome of the litigation to which the Company is a party. In accordance with U.S. generally accepted accounting principles, the Company establishes accruals to the extent probable future losses are estimable (in the case of environmental matters, without considering possible third-party recoveries). With respect to putative class action lawsuits in the United States and certain of the Canadian lawsuits described below relating to product liability matters, the Company is unable to estimate a range of reasonably possible losses for the following reasons: (i) all or certain of the proceedings are in early stages; (ii) the company has not received and reviewed complete information regarding all or certain of the plaintiffs and their medical conditions; and/or (iii) there are significant factual issues to be resolved. In addition, there is uncertainty as to the likelihood of a class being certified or the ultimate size of the class. With respect to the investigative subpoena issued by the Department of Defense Inspector General and the Department of Health and Human Services and the civil investigative demand served by the Department of Justice, discussed below, the Company is unable to estimate a range of reasonably possible losses for the following reasons: (i) all or certain of the proceedings are in early stages; and/or (ii) there are significant factual and legal issues to be resolved.
In view of the uncertainties discussed below, the Company could incur charges in excess of any currently established accruals and, to the extent available, liability insurance. In the opinion of management, any such future charges, individually or in the aggregate, could have a material adverse effect on the Company’s consolidated results of operations and consolidated cash flows.
Product Liability Matters
As is further discussed in Note 8, the Company completed its acquisition of C.R. Bard, Inc. ("Bard") on December 29, 2017 and the following matters include Bard-related legal proceedings and claims that the Company assumed on the acquisition date. The Company believes that some settlements and judgments, as well as some legal defense costs, relating to product liability matters are or may be covered in whole or in part under its product liability insurance policies with a limited number of insurance carriers, or, in some circumstances, indemnification obligations to the Company from other parties, which if disputed, the Company intends to vigorously contest. Amounts recovered under the Company’s product liability insurance policies or indemnification arrangements may be less than the stated coverage limits or less than otherwise expected and may not be adequate to cover damages and/or costs relating to claims. In addition, there is no guarantee that insurers or other parties will pay claims or that coverage or indemnity will be otherwise available.
Hernia Product Claims
As of December 31, 2017, the Company is defending approximately 650 product liability claims involving Bard’s line of hernia repair devices (collectively, the “Hernia Product Claims”). The majority of those claims are currently pending in a coordinated proceeding in Rhode Island State Court, but claims are also pending in other state and/or federal court jurisdictions. In addition, those claims include one putative class action in the United States and multiple putative class actions in Canada. Generally, the Hernia Product Claims seek damages for personal injury allegedly resulting from use of the products. From time to time, the Company engages in resolution discussions with plaintiffs’ law firms regarding certain of the Hernia Product Claims, but the Company also intends to vigorously defend Hernia Product Claims that do not settle, including through litigation. Trials are scheduled throughout 2018 in various state and federal courts. The Company expects additional trials of

Hernia Product Claims to take place over the next 12 months. The Company cannot give any assurances that the resolution of the Hernia Product Claims that have not settled, including asserted and unasserted claims and the putative class action lawsuits, will not have a material adverse effect on the Company’s business, results of operations, financial condition and/or liquidity.
Women’s Health Product Claims
As of December 31, 2017, the Company is defending approximately 3,500 product liability claims involving Bard’s line of pelvic mesh devices. The majority of those claims are currently pending in a federal Multi-District Litigation (“MDL”) in the United States District Court for the Southern District of West Virginia, but claims are also pending in other state and/or federal court jurisdictions, including a coordinated proceeding in New Jersey State Court. In addition, those claims include putative class actions filed in the United States. Not included in the figures above are approximately 1,090 filed and unfiled claims that have been asserted or threatened against Bard but lack sufficient information to determine whether a Bard pelvic mesh device is actually at issue. The claims identified above also include products manufactured by both Bard and two subsidiaries of Medtronic plc (as successor in interest to Covidien plc) (“Medtronic”), each a supplier of Bard. Medtronic has an obligation to defend and indemnify Bard with respect to any product defect liability relating to products its subsidiaries had manufactured. As described below, in July 2015 the Company reached an agreement with Medtronic (which was amended in June 2017) regarding certain aspects of Medtronic’s indemnification obligation. The foregoing lawsuits, unfiled claims, putative class actions, and other claims, together with claims that have settled or are the subject of agreements or agreements in principle to settle, are referred to collectively as the “Women’s Health Product Claims.” The Women’s Health Product Claims generally seek damages for personal injury allegedly resulting from use of the products.
As of December 31, 2017, the Company has reached agreements or agreements in principle with various plaintiffs’ law firms to settle their respective inventories of cases totaling approximately 13,050 Women’s Health Product Claims. The Company believes that these Women’s Health Product Claims are not the subject of Medtronic’s indemnification obligation. These settlement agreements and agreements in principle include unfiled and previously unknown claims held by various plaintiffs’ law firms, which are not included in the approximate number of lawsuits set forth in the first paragraph of this section. Each agreement is subject to certain conditions, including requirements for participation in the proposed settlements by a certain minimum number of plaintiffs. The Company continues to engage in discussions with other plaintiffs’ law firms regarding potential resolution of unsettled Women’s Health Product Claims, which may include additional inventory settlements.
Starting in 2014 in the MDL, the court entered certain pre-trial orders requiring trial work up and remand of a significant number of Women’s Health Product Claims, including an order entered in the MDL on January 30, 2018, that requires the work up and remand of all remaining unsettled cases (the “WHP Pre-Trial Orders”). The WHP Pre-Trial Orders may result in material additional costs or trial verdicts in future periods in defending Women’s Health Product Claims. Trials are scheduled throughout 2018 in state courts, with the next trial scheduled in March 2018 in the New Jersey coordinated proceeding. The Company expects additional trials of Women’s Health Product Claims to take place over the next 12 months.
In July 2015, as part of the agreement noted above, Medtronic agreed to take responsibility for pursuing settlement of certain of the Women’s Health Product Claims that relate to products distributed by Bard under supply agreements with Medtronic, and Bard has paid Medtronic $121 million towards these potential settlements. In June 2017, Bard amended the agreement with Medtronic to transfer responsibility for settlement of additional Women’s Health Product Claims to Medtronic on terms similar to the July 2015 agreement, including with respect to the obligation to make payments to Medtronic towards these potential settlements. Bard also may, in its sole discretion, transfer responsibility for settlement of additional Women’s Health Product Claims to Medtronic on similar terms. The agreements do not resolve the dispute between Bard and Medtronic with respect to Women’s Health Product Claims that do not settle, if any.
During the course of engaging in settlement discussions with plaintiffs’ law firms, the Company has learned, and may in future periods learn, additional information regarding these and other unfiled claims, or other lawsuits, which could materially impact the Company’s estimate of the number of claims or lawsuits against the Company.
Filter Product Claims
In connection with the acquisition of Bard, as of December 31, 2017, the Company is defending approximately 3,480 product liability claims involving Bard’s line of inferior vena cava filters (collectively, the “Filter Product Claims”). The majority of those claims are currently pending in an MDL in the United States District Court for the District of Arizona, but claims are also pending in other state and/or federal court jurisdictions, including a coordinated proceeding in Arizona State Court. In addition, those claims include putative class actions filed in the United States and Canada. The Filter Product Claims generally seek damages for personal injury allegedly resulting from use of the products. The Company has limited information regarding the nature and quantity of certain of the Filter Product Claims. The Company continues to receive claims and lawsuits and may in future periods learn additional information regarding other unfiled or unknown claims, or other lawsuits, which could materially impact the Company’s estimate of the number of claims or lawsuits against the Company. Trials are scheduled throughout 2018 in the MDL and state courts, with the next trial scheduled for March 2018 in the MDL. The Company expects additional trials of Filter Product Claims may take place over the next 12 months.
In most product liability litigations (like those described above), plaintiffs allege a wide variety of claims, ranging from allegations of serious injury caused by the products to efforts to obtain compensation notwithstanding the absence of any injury. In many of these cases, the Company has not yet received and reviewed complete information regarding the plaintiffs and their medical conditions and, consequently, is unable to fully evaluate the claims. The Company expects that it will receive and review additional information regarding any remaining unsettled product liability matters.
In January 2017, the Company reached an agreement to resolve litigation filed in the Southern District of New York by its insurance carriers in connection with Women’s Health Product Claims and Filter Product Claims. The agreement requires the insurance carriers to reimburse the Company for certain future costs incurred in connection with Filter Product Claims up to an agreed amount. For certain product liability claims or lawsuits, the Company does not maintain or has limited remaining insurance coverage.
Other Legal Matters
In June 2007, Retractable Technologies, Inc. (“RTI”) filed a complaint against the Company under the caption Retractable Technologies, Inc. vs. Becton Dickinson and Company (Civil Action No. 2:07-cv-250, U.S. District Court, Eastern District of Texas) alleging that the BD Integra™ syringes infringe patents licensed exclusively to RTI. Included in its complaint, RTI also alleged that the Company engaged in false advertising with respect to certain of the Company’s safety-engineered products in violation of the Lanham Act; acted to exclude RTI from various product markets and to maintain its market share through, among other things, exclusionary contracts in violation of state and federal antitrust laws; and engaged in unfair competition. In January 2008, the Court severed the patent and non-patent claims into separate cases. BD paid a $5 million award following an adverse infringement verdict at the district court and the Company's unsuccessful appeal.
On September 19, 2013, a jury returned a verdict against BD with respect to RTI’s Lanham Act claim and claim for attempted monopolization based on deception in the safety syringe market. The jury awarded RTI $113.5 million for its attempted monopolization claim (which would be trebled under the antitrust statute). Upon issuance of a Court of Appeals decision reversing the attempted monopolization claim, the Company recorded a $336 million reversal of reserves associated with the initial judgment, in Other operating (income) expense, net, in the first quarter of fiscal year 2017. The Court of Appeals affirmed the judgment for Lanham Act liability, and remanded the case to the district court to consider whether and if so how much profit should be disgorged by BD on that claim.  The Court of Appeals also vacated and remanded the injunction ordered by the district court. On January 31, 2017, RTI filed a petition for a writ of certiorari with the U.S. Supreme Court. On March 20, 2017, the U.S. Supreme Court denied certiorari, and the district court thereafter heard RTI’s request for disgorgement. On August 17, 2017, the district court entered judgment in favor of BD and ruled that RTI is not entitled to any award of money damages.  RTI has appealed this ruling to the Fifth Circuit Court of Appeals.
Since early 2013, the Bard has received subpoenas or Civil Investigative Demands from a number of State Attorneys General seeking information related to the sales and marketing of certain of the Company’s products that are the subject of the Hernia Product Claims and the Women’s Health Product Claims. The Company is cooperating with these requests. Although the Company has had and continues to have discussions with the State Attorneys General with respect to overall potential resolution of this matter, there can be no assurance that a resolution will be reached or what the terms of any such resolution may be.
In November 2015, the Department of Defense Inspector General issued an investigative subpoena to Bard. The Department of Health and Human Services is also participating in this investigation. The subpoena seeks documents related to the Company’s sales and marketing of certain filter products, drug coated balloon catheters, and peripheral arterial disease detection products. In July 2017, a separate civil investigative demand was served by the Department of Justice seeking documents and information relating to an investigation into possible violations of the False Claims Act in connection with the sales and marketing of FloChec® and QuantaFloTM devices. The Company is cooperating with these requests. Since it is not feasible to predict the outcome of these matters, the Company cannot give any assurances that the resolution of these matters will not have a material adverse effect on the Company’s business, results of operations, financial condition and/or liquidity.
The Company is a potentially responsible party to a number of federal administrative proceedings in the United States brought under the Comprehensive Environment Response, Compensation and Liability Act, also known as “Superfund,” and similar state laws. The affected sites are in varying stages of development. In some instances, the remedy has been completed, while in others, environmental studies are underway or commencing. For several sites, there are other potentially responsible parties that may be jointly or severally liable to pay all or part of cleanup costs. While it is not feasible to predict the outcome of these proceedings, based upon the Company’s experience, current information and applicable law, the Company does not expect these proceedings to have a material adverse effect on its financial condition and/or liquidity. However, one or more of the proceedings could be material to the Company’s business and/or results of operations.

The Company is also involved both as a plaintiff and a defendant in other legal proceedings and claims that arise in the ordinary course of business. The Company believes that it has meritorious defenses to these suits pending against the Company and is engaged in a vigorous defense of each of these matters.
Litigation Reserves
Amounts reported on the Company's consolidated balance sheet prior to its acquisition of Bard were immaterial. Accruals for Bard-related product liability and other legal matters amounted to approximately $1.6 billion at December 31, 2017. As of December 31, 2017, the Company has $111 million remaining in Bard-related qualified settlement funds (“QSFs”), subject to certain settlement conditions, for certain product liability matters. Payments to QSFs are recorded as a component of Restricted cash.
The Company's expected recoveries related to Bard-related product liability matters were approximately $275 million at December 31, 2017. A substantial amount of these expected recoveries at December 31, 2017 relate to the Company’s agreements with Medtronic related to certain Women’s Health Product Claims. The terms of the Company’s agreements with Medtronic are substantially consistent with the assumptions underlying, and the manner in which, the Company has recorded expected recoveries related to the indemnification obligation. The expected recoveries at December 31, 2017 related to the indemnification obligation are not in dispute with respect to claims that Medtronic settles pursuant to the agreements. As described above, the agreements do not resolve the dispute between the Company and Medtronic with respect to Women’s Health Product Claims that do not settle, if any, and the Company also may, in its sole discretion, transfer responsibility for settlement of additional Women’s Health Product Claims to Medtronic on similar terms.
Note 6 – Segment Data
The Company's organizational structure in the three months ended December 31, 2017 and 2016 was based upon two principal business segments: BD Medical (“Medical”) and BD Life Sciences (“Life Sciences”). As is further discussed in Note 8, the Company completed its acquisition of Bard on December 29, 2017. Beginning in the second quarter of fiscal year 2018, the Company will report a new segment, BD Interventional ("Interventional"), which will include the majority of Bard's product offerings and certain product offerings previously reported in the Medical segment. Also, certain of Bard's product offerings will be reported under the Company's Medical segment.
The Company's segments are strategic businesses that are managed separately because each one develops, manufactures and markets distinct products and services. Segment disclosures are on a performance basis consistent with internal management reporting. The Company evaluates performance of its business segments and allocates resources to them primarily based upon operating income, which represents revenues reduced by product costs and operating expenses. Beginning with its first quarter fiscal year 2018, the Company changed its management reporting approach so that certain general and administrative costs, which were previously allocated to the segments, are now excluded from the segments' operating expenses. The Medical and Life Sciences segments' operating income in the three months ended December 31, 2016 included allocated general corporate costs of$41 million and $26 million, respectively. No such allocation was made in the three months ended December 31, 2017.
Financial information for the Company’s segments was as follows:

	Three Months Ended December 31,
(Millions of dollars)	2017	2016
Revenues (A)
Medical	$2,035	$1,964
Life Sciences	1,045	958
Total Revenues	$3,080	$2,922
Income Before Income Taxes
Medical	$705	$548
Life Sciences	316	198
Total Segment Operating Income	1,021	747
Acquisitions and other restructurings	(354)	(87)
Net interest expense	(114)	(89)
Other unallocated items (B)	(448)	121
Income Before Income Taxes	$105	$692

(A)	Intersegment revenues are not material.

(B)
Primarily comprised of foreign exchange, certain general and administrative expenses and share-based compensation expense. The amount for the three months ended December 31, 2016 also included a $336 million reversal of certain reserves related to an appellate court decision which, among other things, reversed an unfavorable antitrust judgment in the RTI case. Additional disclosures regarding the legal matter are provided in Note 5.

Revenues by geographic areas were as follows:

	Three Months Ended December 31,
(Millions of dollars)	2017	2016
Revenues
United States	$1,657	$1,630
International	1,423	1,292
Total Revenues	$3,080	$2,922
Note 7 – Benefit Plans

The Company has defined benefit pension plans covering certain employees in the United States and certain international locations. Postretirement healthcare and life insurance benefits provided to qualifying domestic retirees as well as other postretirement benefit plans in international countries are not material. The measurement date used for the Company’s employee benefit plans is September 30.

Net pension cost included the following components for the three months ended December 31:

	Pension Plans
(Millions of dollars)	2017	2016
Service cost	$30	$24
Interest cost	18	16
Expected return on plan assets	(33)	(30)
Amortization of prior service credit	(3)	(4)
Amortization of loss	20	25
Net pension and postretirement cost	$32	$32

The amounts provided above for amortization of prior service credit and amortization of loss represent the reclassifications of prior service credits and net actuarial losses that were recognized in Accumulated other comprehensive income (loss) in prior periods.

Note 8 – Acquisition
Bard
On December 29, 2017, the Company completed its acquisition of Bard, to create a medical technology company which is uniquely positioned to improve both the treatment of disease for patients and the process of care for health care providers.  Under the terms of the transaction, Bard common shareholders received approximately $222.93 in cash and 0.5077 shares of BD stock per Bard share. The Company financed the cash portion of total consideration transferred with available cash, which included net proceeds raised in the third quarter of fiscal year 2017 through registered public offerings of equity securities and debt transactions of approximately $4.8 billion and $9.6 billion, respectively. The operating activities of Bard from the acquisition date through December 31, 2017 were not material to the Company’s consolidated results of operations. As such, Bard's operating results will be included in the Company’s consolidated results of operations beginning on January 1, 2018.
The acquisition-date fair value of consideration transferred consisted of the components below. The fair value of the shares and equity awards issued as consideration was recognized as a $6.5 billion increase to Capital in excess of par value and a $2.1 billion decrease to Common stock in treasury.

(Millions of dollars)
Cash consideration	$16,400
Noncash consideration-fair value of shares issued	8,004
Noncash consideration-fair value of equity awards issued	613
Total consideration transferred	$25,017
The acquisition-date fair value of the Company’s ordinary shares issued to Bard shareholders was calculated per the following (shares in millions):

(Millions of dollars, except per share data)
Total Bard shares outstanding	73.359
Conversion factor	0.5077
Conversion of Bard shares outstanding	37.243
Conversion of pre-acquisition equity awards	0.104
Total number of the Company's share issued	37.347
Closing price of the Company’s stock	$214.32
Fair value of the Company’s issued shares	$8,004
Allocation of Consideration Transferred to Net Assets Acquired
As discussed in Note 6, the majority of Bard's product offerings will be reported, beginning with the second quarter of fiscal year 2018, under the new Interventional segment and Bard's remaining product offerings will be reported under the Company's Medical segment. The acquisition is being accounted for under the acquisition method of accounting for business combinations. The Company is in the process of finalizing the allocation of the purchase price to the individual assets acquired and liabilities assumed.

The preliminary allocations of the purchase price below provide a reasonable basis for estimating the fair values of assets acquired and liabilities assumed. These provisional estimates will be adjusted upon the availability of further information regarding events or circumstances which existed at the acquisition date and such adjustments may be significant. The assets acquired and liabilities assumed in this acquisition, as recorded in the Company's consolidated balance sheet at December 31, 2017, will largely be allocated to the Company's new Interventional segment.

(Millions of dollars)
Cash and equivalents	$1,467
Trade receivables	489
Inventories	1,016
Property, plant and equipment	557
Developed technology	11,738
Customer relationships	1,122
Other assets	490
Total identifiable assets acquired	16,879

Payables, accrued expenses and other liabilities	915
Short term and long-term debt	1,692
Product liability reserves	1,560
Deferred tax liabilities	2,749
Total liabilities assumed	6,916

Net identifiable assets acquired	9,963

Goodwill	15,054

Net assets acquired	$25,017
Identifiable Intangible Assets Acquired
The developed technology assets acquired represented Bard’s developed technologies in the fields of vascular, urology, oncology, and surgical specialties. The technologies’ fair values were determined based on the present value of projected cash flows utilizing an income approach with a risk-adjusted discount rate of 8%. The technologies will be amortized over an estimated weighted-average amortization period of 15 years, which is the weighted average period over which the technologies are expected to generate substantial cash flows.
The customer relationships assets acquired represented Bard’s contractual relationships with its customers. The fair value of these customer relationships was determined based on the present value of projected cash flows utilizing an income approach with a risk-adjusted discount rate of 8%. The estimated weighted-average amortization period of the customer relationships was determined to be 13 years and this period corresponds with the weighted average of lives determined for the product technology which underlies the customer contracts.
Goodwill
Goodwill typically results through expected synergies from combining operations of an acquiree and an acquirer, as well as from intangible assets that do not qualify for separate recognition. The goodwill recognized as a result of this acquisition includes, among other things, the value of combining the Company's leadership in medication management and infection prevention with an expanded offering of solutions across the care continuum. Additionally, Bard's strong product portfolio and innovation pipeline are expected to increase the Company's opportunities in fast-growing clinical areas. Revenue synergies are also expected to result from enhanced growth opportunities for the combined company in non-U.S. markets. No portion of goodwill from this acquisition was deductible for tax purposes.
Amounts Related to Bard's Legal Proceedings and Claims
Accruals for Bard-related product liability and other legal matters represented approximately $1.6 billion of the liabilities assumed. Cash and equivalents include a restricted cash balance acquired which largely represents funds that are restricted for certain product liability matters assumed. Additional disclosures regarding Bard's legal proceedings and claims are provided in Note 5.
The Tax Cuts and Job Act Transition Tax
The net assets acquired included approximately $220 million of transition tax payable based on the Company’s best estimate of its transition tax liability under new U.S. tax legislation which is further discussed in Note 14.
Transaction Costs
Transaction costs incurred during the three months ended December 31, 2017 were approximately $44 million and were recorded as Acquisitions and other restructurings. The transaction costs consisted of legal, advisory and other costs. See Note 9 for discussion regarding restructuring costs incurred relative to the Bard acquisition in the three months ended December 31, 2017.
Unaudited Pro Forma Information
As noted above, Bard's operating activities from the acquisition date through December 31, 2017 were not material and the Company will include Bard in its consolidated results of operations beginning on January 1, 2018. The following table provides the pro forma results for the three months ended December 31, 2017 and 2016 as if Bard had been acquired as of October 1, 2016.

	Three Months Ended December 31,
(Millions of dollars, except per share data)	2017	2016

Revenues	$4,044	$3,844

Net (Loss) Income	$(471)	$508

Diluted (Loss) Earnings per Share	$(1.76)	$1.85
The pro forma results above reflect the following adjustments: additional amortization and depreciation expense relating to assets acquired; interest and other financing costs relating to the acquisition transaction; and the elimination of one-time or nonrecurring items. The one-time or nonrecurring items eliminated primarily represented the transaction costs discussed above, as well as the Bard-related restructuring costs disclosed in Note 9. In addition, amounts previously reported by Bard as revenue related to a royalty income stream have been reclassified to other income to reflect the Company's future reporting classification.

The pro forma results do not include any anticipated cost savings or other effects of the planned integration of Bard. Accordingly, the pro forma results above are not necessarily indicative of the results that would have been if the acquisition had occurred on the dates indicated, nor are the pro forma results indicative of results which may occur in the future.

Note 9 – Business Restructuring Charges
In connection with the Company's acquisition of Bard as well as in connection with its fiscal year 2015 acquisition of CareFusion and other portfolio rationalization initiatives, the Company incurred restructuring costs during the three months ended December 31, 2017, which were recorded as Acquisitions and other restructurings. Restructuring liability activity for the three months ended December 31, 2017 was as follows:

(Millions of dollars)	Employee Termination		Other		Total
	Bard	CareFusion/Other Initiatives	Bard (A)	CareFusion/Other Initiatives	Bard	CareFusion/Other Initiatives
Balance at September 30, 2017	$—	$49	$—	$6	$—	$55
Charged to expense	142	9	75	10	217	19
Cash payments	(26)	(16)	—	(9)	(26)	(25)
Non-cash settlements	—	—	(75)	—	(75)	—
Other adjustments	—	—	—	2	—	2
Balance at December 31, 2017	$117	$42	—	$8	$117	$50

(A)	Relates to the conversion of certain pre-acquisition equity awards of Bard to BD equity awards.

Note 10 – Intangible Assets
Intangible assets consisted of:

	December 31, 2017		September 30, 2017
(Millions of dollars)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets
Developed technology	$15,269	$1,096	$3,508	$1,029
Customer relationships	4,559	621	3,393	564
Product rights	128	54	131	54
Trademarks	408	66	408	65
Patents and other	375	274	370	274
Amortized intangible assets	$20,738	$2,112	$7,811	$1,986
Unamortized intangible assets
Acquired in-process research and development	$48		$67
Trademarks	2		2
Unamortized intangible assets	$50		$69

Additional disclosures regarding the increases to the developed technology assets and customer relationships as a result of the Bard acquisition are provided in Note 8. Intangible amortization expense for the three months ended December 31, 2017 and 2016 was $135 million and $137 million, respectively.

The following is a reconciliation of goodwill by business segment:

(Millions of dollars)	Medical		Life Sciences		Currently Unallocated		Total
Goodwill as of September 30, 2017	$6,802		$761		$—		$7,563
Acquisitions	9	(A)	76	(A)	15,054	(B)	15,139
Currency translation	(2)		(2)		—		(4)
Goodwill as of December 31, 2017	$6,809		$836		$15,054		$22,699

(A)	Represents goodwill recognized upon acquisitions which were not material individually or in the aggregate.

(B)
The allocation of goodwill recognized upon the Company's acquisition of Bard to the Company's segments is pending finalization of the purchase allocation process. The goodwill will largely be allocated to the Company's new Interventional segment. Additional disclosures regarding the Bard acquisition are provided in Note 8.

Note 11 – Derivative Instruments and Hedging Activities
The Company uses derivative instruments to mitigate certain exposures. The effects these derivative instruments and hedged items have on financial position, financial performance, and cash flows are provided below.
Foreign Currency Risks and Related Strategies
The Company has foreign currency exposures throughout Europe, Greater Asia, Canada and Latin America. Transactional currency exposures that arise from entering into transactions, generally on an intercompany basis, in non-hyperinflationary countries that are denominated in currencies other than the functional currency are mitigated primarily through the use of forward contracts and currency options. Hedges of the transactional foreign exchange exposures resulting primarily from intercompany payables and receivables are undesignated hedges. As such, the gains or losses on these instruments are recognized immediately in income. These gains and losses are largely offset by gains and losses on the underlying hedged items, as well as the hedging costs associated with the derivative instruments. The net amounts recognized in Other income (expense), net, during the three and three months ended December 31, 2017 and 2016 were immaterial to the Company's consolidated financial results. The total notional amounts of the Company’s outstanding foreign exchange contracts as of December 31, 2017 and September 30, 2017 were $1.4 billion and $2.5 billion, respectively.

In order to mitigate foreign currency exposure relating to its investments in certain foreign subsidiaries, the Company has designated $2 billion of euro-denominated debt, issued during the first and third quarters of fiscal year 2017, as net investment hedges. Accordingly, net gains or losses relating to this debt, which are attributable to changes in the euro to U.S. dollar spot exchange rate, are recorded as accumulated foreign currency translation in Other comprehensive income (loss). Recognition of hedge ineffectiveness into earnings will occur if the notional amount of the euro-denominated debt no longer matches the portion of the net investments in foreign subsidiaries which underlie the hedges. The Company's balance of Accumulated other comprehensive income (loss) as of December 31, 2017 included net losses relating to these net investment hedges of $1 million.
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

The total notional amount of the Company’s outstanding interest rate swaps designated as fair value hedges was $1.2 billion and $375 million at December 31, 2017 and September 30, 2017, respectively. The outstanding swaps represent fixed-to-floating interest rate swap agreements the Company entered into to convert the interest payments on certain long-term notes from the fixed rate to a floating interest rate based on LIBOR. Changes in the fair value of the interest rate swaps offset changes in the fair value of the fixed rate debt. The (losses) gains recorded on these fair value hedges, which were offset by (gains) losses recorded to the underlying debt instruments, were immaterial to the Company's consolidated financial results.

Effects on Consolidated Balance Sheets
The fair values of derivative instruments outstanding at December 31, 2017 and September 30, 2017 were not material to the Company's consolidated balance sheets.

Effects on Consolidated Statements of Income
Cash flow hedges
The amounts recognized in other comprehensive income during the three months ended December 31, 2017 and 2016 were not material to the Company's consolidated financial results. The Company’s designated derivative instruments are highly effective. As such, there were no gains or losses, related to hedge ineffectiveness or amounts excluded from hedge effectiveness testing, recognized immediately in income relative to derivative contracts outstanding in the periods presented.

Note 12 – Financial Instruments and Fair Value Measurements
The fair values of financial instruments, including those not recognized on the statement of financial position at fair value, carried at December 31, 2017 and September 30, 2017 are classified in accordance with the fair value hierarchy in the following table:

			Basis of Fair Value Measurement
(Millions of dollars)	Total		Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
	December 31, 2017	September 30, 2017	December 31, 2017	September 30, 2017	December 31, 2017	September 30, 2017	December 31, 2017	September 30, 2017
Assets
Institutional money market investments	$4	$2,026	$4	$2,026	$—	$—	$—	$—
Interest rate swaps	3	7	—	—	3	7	—	—
Forward exchange contracts	3	8	—	—	3	8	—	—
Total Assets	$10	$2,042	$4	$2,026	$6	$15	$—	$—
Liabilities
Interest rate swaps	$6	$—	$—	$—	$6	$—	$—	$—
Forward exchange contracts	2	7	—	—	2	7	—	—
Contingent consideration liabilities	28	13	—	—	—	—	28	13
Total Liabilities	$36	$20	$—	$—	$8	$7	$28	$13
The Company’s institutional money market accounts permit daily redemption and the fair values of these investments are based upon the quoted prices in active markets provided by the holding financial institutions. The Company’s remaining cash and equivalents, excluding restricted cash, were $1.120 billion and $12.153 billion at December 31, 2017 and September 30, 2017, respectively. Short-term investments are held to their maturities and are carried at cost, which approximates fair value. The cash equivalents consist of liquid investments with a maturity of three months or less and the short-term investments consist of instruments with maturities greater than three months and less than one year.

The Company measures the fair value of forward exchange contracts and interest rate swaps based upon the present value of expected future cash flows using market-based observable inputs including credit risk, interest rate yield curves, foreign currency spot prices and forward prices.
Long-term debt is recorded at amortized cost. The fair value of long-term debt is measured based upon quoted prices in active markets for similar instruments, which are considered Level 2 inputs in the fair value hierarchy. The fair value of long-term debt was $22.7 billion and $19.2 billion at December 31, 2017 and September 30, 2017, respectively. The fair value of the current portion of long-term debt was $703 million and $206 million at December 31, 2017 and September 30, 2017, respectively.
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
The Company’s policy is to recognize any transfers into fair value measurement hierarchy levels and transfers out of levels at the beginning of each reporting period. There were no transfers in and out of Level 1, Level 2 or Level 3 measurements for the three months ended December 31, 2017 and 2016.

Note 13 – Debt

Credit Facilities

In connection with the Company's agreement to acquire Bard, the Company entered into a three-year senior unsecured term loan facility of $2.25 billion during the third quarter of fiscal year 2017. During the first quarter of fiscal year 2018, $2.25 billion of proceeds from this facility were used to fund a portion of the cash consideration for the Bard acquisition, as well as the fees and expenses incurred in connection with the acquisition. The Company also entered into a five-year senior unsecured revolving credit facility in the third quarter of fiscal year 2017 which became effective upon the closing of the Bard acquisition and which provides borrowing of up to $2.25 billion. This facility will expire in December 2022 and replaced the $1.5 billion syndicated credit facility the Company previously had in place for general corporate purposes. There were no borrowings outstanding under the revolving credit facility at December 31, 2017.
Exchange of Bard Notes

Also in connection with the Company's agreement to acquire Bard, the Company commenced offers in the third quarter of fiscal year 2017 to exchange certain outstanding notes issued by Bard for a like-amount of new notes to be issued by the Company. The offers were conditioned upon the closing of the Bard acquisition and the expiration of these offers was extended until the acquisition closed on December 29, 2017. The aggregate principal amounts of Bard notes which have been validly tendered for notes issued by the Company, since the offers were commenced, are provided below.

(Millions of dollars)
Interest Rate and Maturity	Aggregate Principal Amount	Principal Amount Accepted for Exchange
4.400% Notes due January 15, 2021	$500	$432
3.000% Notes due May 15, 2026	500	470
6.700% Notes due December 1, 2026	150	137
Total	$1,150	$1,039

This exchange transaction was accounted for as a modification of the assumed debt instruments. As such, no gain or loss was recognized in the Company’s consolidated results of operations as a result of this exchange transaction. Following the exchange of the notes, the aggregate principal amount of Bard notes that remained outstanding after settlement of the exchange transaction was $111 million.
Commencement of Repurchase Offer

In January 2018, the Company commenced an offer to repurchase any and all of the outstanding 3.000% Notes due May 15, 2026 that were issued as a result of the exchange transaction discussed above. Under the terms of the repurchase offer, holders will be entitled to receive cash equal to 101% of the principal amount of notes validly tendered, plus accrued and unpaid interest, if any, to the date of purchase. The offer to repurchase the 3.000% Notes is scheduled to expire on March 1, 2018.

Note 14 – Income Taxes

New U.S. tax legislation, which is commonly referred to as the Tax Cuts and Job Act ("the Act") and which was enacted on December 22, 2017, reduces the U.S. federal corporate tax rate from 35% to 21%, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred, and creates new taxes on certain foreign-sourced earnings. Under U.S. generally accepted accounting principles, companies must account for the effects of changes in income tax rates and laws in the period in which the legislation is enacted. However, the U.S. Securities and Exchange Commission (the "SEC") has provided guidance which allows companies to report financial results including provisional amounts that have been recorded for the income tax effects of the Act based upon a reasonable estimate of those effects once the necessary information to determine such an estimate is available. The SEC expects that accounting for the Act should be completed by companies by no later than one year from the enactment date of the Act.
As of December 31, 2017, the Company has not completed its accounting for the tax effects of enactment of the Act; however, the Company has made what it believes is a reasonable estimate of the effects on its existing deferred tax balances and the one-time transition tax. As a result of these estimates, the Company recognized a provisional expense in the amount of $270 million, which is reflected in the Company's consolidated statement of income within Income tax provision. The Company will continue to make and adjust its calculations as additional analysis is completed and as it gains a more thorough understanding of the tax law.
The Company is currently in the process of evaluating the new Global Intangible Low-Taxed Income’s ("GILTI") provisions and has not yet elected an accounting policy with respect to whether to reflect GILTI in its deferred tax calculations or not. Therefore, the Company has not made any adjustments related to the GILTI tax in its financial statements.  Under the SEC guidance noted above, the Company will continue to analyze and assess the effects of the GILTI provisions of the Act.
Provisional Amounts
The Company believes that all provisional amounts reflected in its financial statements are based on the best estimates that can be made at this time. The Company will continue to analyze all impacts of the Act and will update provisional amounts as required.

Deferred tax assets and liabilities
The Company remeasured certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21%. However, the Company is still analyzing certain aspects of the Act and refining its calculations, which could potentially affect the measurement of these balances or potentially give rise to new deferred tax amounts. The provisional amount recorded related to the re-measurement of the Company's deferred tax balance was a tax benefit of $290 million.
Foreign tax effects
The one-time transition tax is based on the Company's total post-1986 earnings and profits ("E&P") that the Company previously deferred from U.S. income taxes. The Company recorded a provisional amount for its one-time transition tax liability for all of its foreign subsidiaries, resulting in an increase in income tax expense of $561 million. However, the Company has not yet completed its calculation of the total post-1986 E&P for these foreign subsidiaries. Further, the transition tax is based in part on the amount of those earnings held in cash and other specified assets. This amount may change when the Company finalizes the calculation of post-1986 foreign E&P previously deferred from U.S. federal taxation and finalizes the amounts held in cash or other specified assets. As discussed in Note 8, the Company completed its acquisition of Bard on December 29, 2017. The net assets acquired included approximately $220 million of transition tax payable based on the Company's best estimate of its transition tax liability. The combined company's transition tax liability, 8% of which is payable per year over the next five years with the balance payable over the following three years, is approximately $781 million. The anticipated payment of this tax is expected to begin on January 15, 2019.
No additional income taxes have been provided for any remaining undistributed foreign earnings not subject to the transition tax, or any additional outside basis difference inherent in these entities, as these amounts continue to be indefinitely reinvested in foreign operations. Determining the amount of unrecognized deferred tax liability related to any remaining undistributed foreign earnings not subject to the transition tax and additional outside basis difference in these entities (i.e., basis difference in excess of that subject to the one-time transition tax) is not practicable.

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
Recent Developments
On December 29, 2017, BD completed its acquisition of C. R. Bard, Inc. ("Bard") for total consideration transferred, including cash and stock, of approximately $25 billion. The combination creates a medical technology company which is uniquely positioned to improve both the treatment of disease for patients and the process of care for health care providers. The operating activities of Bard from the acquisition date through December 31, 2017 were not material to the Company’s consolidated results of operations. As such, Bard's operating results will be included in our consolidated results of operations beginning on January 1, 2018. BD will report the results associated with the majority of Bard's product offerings within a new BD Interventional segment. Bard's remaining product offerings will be reported under the Medical segment. For further disclosures regarding the Bard acquisition, refer to Note 8 in the Notes to Condensed Consolidated Financial Statements.
On December 22, 2017, new U.S. tax legislation commonly referred to as the Tax Cuts and Jobs Act (the "Act") was enacted. The new tax legislation, which became effective January 1, 2018, reduces the U.S. federal corporate tax rate from 35% to 21%, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred, and creates new taxes on certain foreign-sourced earnings. As of December 31, 2017, we have not completed our accounting for the tax effects of the Act; however, based upon reasonable estimates of these effects, we recognized a provisional expense in the amount of $270 million, which is reflected in our consolidated statement of income within Income tax provision. We will continue to make and refine our calculations as additional analysis is completed and as we gain a more thorough understanding of the tax law. Additional disclosures regarding our accounting for the Act in our first quarter of fiscal year 2018 are provided in Note 14 in the Notes to Condensed Consolidated Financial Statements.
Overview of Financial Results and Financial Condition
For the three months ended December 31, 2017, worldwide revenues of $3.080 billion increased 5.4% from the prior-year period, which reflected volume growth of almost 4% and a favorable impact from foreign currency translation of approximately 1.7%, partially offset by a relatively immaterial unfavorable price impact. Volume growth in the first quarter of fiscal year 2018 reflected the following:

•
Medical segment volume growth in the first quarter was driven by global sales in the Medication and Procedural Solutions unit and international demand for products in the Pharmaceutical Systems unit. The Medication Management Solutions unit's revenues in the first quarter of 2018 were unfavorably impacted by a modification to dispensing equipment lease contracts with customers in the prior year which impacts the timing of revenue recognition.

•	Life Sciences segment volume growth in the first quarter was driven by growth in all three of its organizational units, particularly in its Diagnostic Systems unit.
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
Cash flows from operating activities were $320 million in the first three months of fiscal year 2018. At December 31, 2017, we had $1.3 billion in cash and equivalents and short-term investments, including restricted cash. We continued to return value to our shareholders in the form of dividends. During the first three months of fiscal year 2018, we paid cash dividends of $210 million.

Each reporting period, we face currency exposure that arises from translating the results of our worldwide operations to the U.S. dollar at exchange rates that fluctuate from the beginning of such period. A weaker U.S. dollar, compared to the prior-year period, resulted in a favorable foreign currency translation impact to our revenue and earnings during the first quarter of fiscal year 2018.  We evaluate our results of operations on both a reported and a foreign currency-neutral basis, which excludes the impact of fluctuations in foreign currency exchange rates. As exchange rates are an important factor in understanding period-to-period comparisons, we believe the presentation of results on a foreign currency-neutral basis in addition to reported results helps improve investors’ ability to understand our operating results and evaluate our performance in comparison to prior periods. Foreign currency-neutral ("FXN") information compares results between periods as if exchange rates had remained constant period-over-period. We use results on a foreign currency-neutral basis as one measure to evaluate our performance. We calculate foreign currency-neutral percentages by converting our current-period local currency financial results using the prior-period foreign currency exchange rates and comparing these adjusted amounts to our current-period results. These results should be considered in addition to, not as a substitute for, results reported in accordance with U.S. generally accepted accounting principles ("GAAP"). Results on a foreign currency-neutral basis, as we present them, may not be comparable to similarly titled measures used by other companies and are not measures of performance presented in accordance with U.S. GAAP.
Results of Operations
Medical Segment
The following summarizes first quarter Medical revenues by organizational unit:

	Three months ended December 31,
(Millions of dollars)	2017	2016	Total Change	Estimated FX Impact	FXN Change
Medication and Procedural Solutions	$925	$869	6.5%	1.5%	5.0%
Medication Management Solutions	587	601	(2.3)%	1.1%	(3.4)%
Diabetes Care	277	267	3.7%	1.5%	2.2%
Pharmaceutical Systems	245	227	8.0%	4.3%	3.7%
Total Medical Revenues	$2,035	$1,964	3.6%	1.7%	1.9%

First quarter revenue growth from the Medical segment's units was driven by global sales of the Medication and Procedural Solutions unit's infusion disposables products and also reflected increased international sales of the Pharmaceutical Systems unit's safety-engineered products. The Medication Management Solutions unit's revenues in the first quarter of 2018 were unfavorably impacted by a modification to dispensing equipment lease contracts with customers, which took place in April 2017. As a result of the lease modification, substantially all new lease contracts are accounted for as operating leases with revenue recognized over the agreement term, rather than upon the placement of capital. In the first quarter of 2018, revenues in the Medication Management Solutions unit included $71 million of revenues relating to preexisting amended lease contracts.

Medical segment operating income for the three-month period was as follows:

	Three months ended December 31,
(Millions of dollars)	2017	2016
Medical segment operating income	$705	$548

Segment operating income as % of Medical revenues	34.6%	27.9%

The Medical segment's operating income is driven by its performance with respect to gross profit margin and operating expenses. Gross profit margin was higher in the first quarter of 2018 as compared with the first quarter of 2017 primarily due lower manufacturing costs resulting from continuous improvement projects which enhanced the efficiency of our operations, partially offset by higher raw material costs. Selling and administrative expense as a percentage of revenues in the first quarter of 2018 was lower compared with the prior-year period, which primarily reflected a reduction in the general and administrative costs allocated to the segment, as is further discussed in Note 6 in the Notes to Condensed Consolidated Financial Statements. Research and development expense as a percentage of revenues was higher in the first quarter of 2018 as compared with the first quarter of 2017 due to increased investment in new products and platforms.
Life Sciences Segment
The following summarizes first quarter Life Sciences revenues by organizational unit:

	Three months ended December 31,
(Millions of dollars)	2017	2016	Total Change	Estimated FX Impact	FXN Change
Preanalytical Systems	$375	$355	5.6%	1.6%	4.0%
Diagnostic Systems	381	334	14.1%	1.6%	12.5%
Biosciences	289	270	7.3%	2.0%	5.3%
Total Life Sciences Revenues	$1,045	$958	9.1%	1.8%	7.3%

The Life Sciences segment's revenue growth in the first quarter was primarily driven by the timing of BD KiestraTM placements in the Diagnostic Systems unit as well as by sales in this unit attributable to an earlier start to the influenza season compared with the prior-year period. The segment's first quarter revenue growth was also driven by the Biosciences unit's sales in emerging markets and recent product launches, as well as by the Preanalytical Systems unit's U.S. sales.

Life Sciences segment operating income for the three-month periods was as follows:

	Three months ended December 31,
(Millions of dollars)	2017	2016
Life Sciences segment operating income	$316	$198

Segment operating income as % of Life Sciences revenues	30.2%	20.7%
The Life Sciences segment's operating income is driven by its performance with respect to gross profit margin and operating expenses. Gross profit margin in the first quarter of fiscal year 2018 was higher compared with the first quarter of 2017 primarily due to lower manufacturing costs resulting from continuous improvement projects which enhanced the efficiency of our operations, as well as favorable product mix, partially offset by costs associated with hurricane-related damage to production facilities in Puerto Rico. Selling and administrative expense as a percentage of revenues in the first quarter of 2018 was lower compared with the prior-year period, primarily due to a reduction in the general and administrative costs allocated to the segment, as noted above. Research and development expense as a percentage of revenues was also lower in the first quarter of 2018 as compared with the first quarter of 2017 due to the lower allocations of costs.

Geographic Revenues
BD’s worldwide first quarter revenues by geography were as follows:

	Three months ended December 31,
(Millions of dollars)	2017	2016	Total Change	Estimated FX Impact	FXN Change
United States	$1,657	$1,630	1.6%	—%	1.6%
International	1,423	1,292	10.1%	3.8%	6.3%
Total Revenues	$3,080	$2,922	5.4%	1.7%	3.7%
U.S. revenue growth in the first quarter generated by the Medical segment's Medication and Procedural Solutions unit and by the Life Sciences segment's Diagnostic Systems and Preanalytical Systems units was partially offset by a decline in U.S. revenues in the Pharmaceutical Systems unit due to the geography of customer ordering patterns. U.S. revenue growth was also unfavorably impacted by the modification to dispensing equipment lease contracts with customers in the Medical segment's Medication Management Solutions unit.
International first quarter revenues reflected increased sales in the Medical segment's Medication and Procedural Solutions and Pharmaceutical Systems units, as well as growth attributable to sales in all three of the Life Sciences segment's units, particularly the Diagnostic Systems and Biosciences units.
Emerging market revenues for the first quarter were $508 million, compared with $456 million in the prior year’s quarter. Emerging market revenues in the current-year period also included an estimated $6 million favorable impact due to foreign currency translation. First quarter revenue growth in emerging markets was particularly driven by sales in China and EMA.
Specified Items
Reflected in the financial results for the three-month periods of fiscal years 2018 and 2017 were the following specified items:

	Three months ended December 31,
(Millions of dollars)	2017	2016
Integration costs (A)	74	46
Restructuring costs (A)	236	35
Transaction costs (A)	44	6
Financing costs (B)	50	—
Purchase accounting adjustments (C)	135	126
Hurricane recovery costs (D)	7	—
Losses on debt extinguishment (E)	—	42
Litigation-related item (F)	—	(336)
Total specified items	545	(81)
Less: tax impact of specified items and tax reform (G)	(135)	(27)
After-tax impact of specified items	$680	$(54)

(A)	Represents integration, restructuring and transaction costs, recorded in Acquisitions and other restructurings, which are further discussed below.

(B)	Represents financing impacts associated with the Bard acquisition, which were recorded in Interest income and Interest expense.

(C)	Primarily represents non-cash amortization expense associated with acquisition-related identifiable intangible assets. BD’s amortization expense is primarily recorded in Cost of products sold.

(D)	Represents costs incurred as a result of hurricane-related damage to production facilities in Puerto Rico.

(E)	Represents losses recognized in Other (expense) income, net upon our extinguishment of certain long-term senior notes in the first quarter of 2017.

(F)	Represents the reversal of certain reserves related to an appellate court decision recorded in Other operating income, net as further discussed below.

(G)
Includes additional tax expense, net, of $270 million relating to new U.S. tax legislation, as discussed above. An estimated one-time transition tax payable of $561 million, payable over an eight year period with 8% due in each of the first five years, was offset by a tax benefit of $290 million related to the remeasurement of deferred tax balances due to the lower corporate tax rate at which they are expected to reverse in the future.

Gross Profit Margin
Gross profit margin for the three-month period of fiscal year 2018 compared with the prior-year period in 2017 reflected the following impacts:

Three-month period
December 31, 2016 gross profit margin %	49.7%
Operating performance	0.3%
Foreign currency translation	0.3%
December 31, 2017 gross profit margin %	50.3%
Operating performance in the current-year period primarily reflected lower manufacturing costs resulting from the continuous operations improvement projects discussed above, partially offset by higher raw material costs.
Operating Expenses
A summary of operating expenses for the three-month periods of fiscal years 2018 and 2017 is as follows:

	Three months ended December 31,		Increase (decrease) in basis points
	2017	2016
(Millions of dollars)
Selling and administrative expense	$774	$709
% of revenues	25.1%	24.3%	80

Research and development expense	$192	$182
% of revenues	6.2%	6.2%	—

Acquisitions and other restructurings	$354	$87

Other operating income, net	$—	$(336)
Selling and administrative expense
The increase in selling and administrative expense as a percentage of revenues in the current year’s three-month period was primarily attributable to higher shipping and general administrative costs.
Research and development expense
Research and development expense as a percentage of revenues was relatively flat in the current three-month period compared with the prior-year period, which reflected our continued commitment to invest in new products and platforms.
Acquisitions and other restructurings
Costs relating to acquisitions and other restructurings in the current year's three-month period primarily represented restructuring and transaction costs incurred due to our acquisition of Bard in the first quarter of the current fiscal year. A portion of restructuring costs in the current year's period related to our fiscal year 2015 acquisition of CareFusion and other portfolio rationalization initiatives. Integration costs incurred in the current three-month period largely related to CareFusion. Substantially all of the integration, restructuring and transaction costs in the prior-year's three-month period were attributable to the CareFusion acquisition and other portfolio rationalization initiatives. For further disclosures regarding the Bard acquisition and restructuring costs, refer to Notes 8 and 9 in the Notes to Condensed Consolidated Financial Statements.
Other operating (income) expense, net
Other operating income in the prior three-month period included the $336 million reversal of certain reserves related to an appellate court decision which, among other things, reversed an unfavorable antitrust judgment in the RTI case, which is further discussed in Note 5 in the Notes to Condensed Consolidated Financial Statements.

Nonoperating Income
Net interest expense
The components for the three-month periods of fiscal years 2018 and 2017 were as follows:

	Three months ended December 31,
(Millions of dollars)	2017	2016
Interest expense	$(158)	$(95)
Interest income	44	5
Net interest expense	$(114)	$(89)
The increase in interest expense for the three-month period of fiscal year 2018 compared with the prior year's period primarily reflected higher levels of debt due to our issuances of senior unsecured U.S. notes during the third quarter of 2017. The increase in interest income for the three-month period of fiscal year 2018 compared with the prior year’s periods primarily reflected higher levels of cash on hand throughout the quarter, as a result of our third quarter issuances of debt and equity securities, in anticipation of closing the Bard acquisition later in the fiscal year.
Other (expense) income, net
The components for the three-month periods of fiscal years 2018 and 2017 were as follows:

	Three months ended December 31,
(Millions of dollars)	2017	2016
Losses on debt extinguishment	$—	$(42)
Share of Vyaire Medical venture results, net of income from transition services agreements	(3)	14
Other equity investment income	1	2
Losses on undesignated foreign exchange derivatives, net	(8)	(4)
Other	—	1
Other income (expense), net	$(11)	$(29)
The losses associated with debt extinguishment were related to our repurchase of certain senior notes in the first quarter of fiscal year 2017.
Income Taxes
The income tax rates for the three-month periods of fiscal years 2018 and 2017 are provided below.

	Three months ended December 31,
	2017	2016
Effective income tax rate	230.0%	18.9%

Unfavorable impact, in basis points, from specified items	21,360	190
The increase in the effective income tax rate for the three-month period of fiscal year 2018 is attributable to certain effects of new U.S. tax legislation that was enacted in December 2017. As previously discussed above, we recognized additional tax expense of $270 million based upon our reasonable estimates of the effects of the new legislation. This additional expense was partially offset by the favorable tax impact from specified items. The prior-year period's rate was unfavorably impacted by BD's geographical mix of income for the period and the unfavorable tax impact from specified items, which included the reversal of certain reserves related to an appellate court decision, as previously discussed.

Net Income (Loss) and Diluted Earnings per Share
Net Income and Diluted Earnings per Share for the three-month periods of fiscal years 2018 and 2017 were as follows:

	Three months ended December 31,
	2017	2016
Net (Loss) Income (Millions of dollars)	$(136)	$562
Diluted Earnings per Share	$(0.76)	$2.58

(Unfavorable) favorable impact-specified items	$(2.96)	$0.25
Favorable impact-foreign currency translation	$0.05
Dilutive impact of BD shares issued in connection with Bard acquisition	$(0.28)

The dilutive impact from share issuances in 2018 represents the impact of BD shares issued through public offerings of equity securities in the third quarter of fiscal year 2017, in anticipation of the Bard acquisition, and of BD shares issued as consideration transferred in the first quarter of fiscal year 2018 for the Bard acquisition as is further discussed in Note 8 in the Notes to Condensed Consolidated Financial Statements.
Liquidity and Capital Resources
The following table summarizes our condensed consolidated statement of cash flows:

	Three months ended December 31,
(Millions of dollars)	2017	2016
Net cash provided by (used for)
Operating activities	$320	$315
Investing activities	$(15,315)	$48
Financing activities	$1,938	$(955)
Net Cash Flows from Operating Activities
Cash generated from operations, along with available cash and cash equivalents, is expected to be sufficient to fund our normal operating needs for the remainder of fiscal year 2018. Normal operating needs in fiscal year 2018 include working capital, capital expenditures, and cash dividends. The change in cash flows from operating activities reflected a net loss for the first three months of fiscal year 2018, as well as a change to deferred tax asset and liability balances which were remeasured under the recently enacted tax legislation, as previously discussed above. The change in cash flows from operating activities in the current-year period also reflected a discretionary cash contribution of $112 million to fund our pension obligation. The current period change in operating assets and liabilities was a net source of cash and primarily reflected higher levels of accounts payable and accrued expenses, primarily due to an increase in income taxes payable, as well as lower levels of trade receivables, partially offset by higher levels of inventory. The prior-year period reflected losses recorded upon our extinguishment of certain long-term notes in the first three months of fiscal year 2017, which are included within Other, net.
Net Cash Flows from Investing Activities
Our investments in capital expenditures are focused on projects that enhance our cost structure and manufacturing capabilities, and support our strategy of geographic expansion with select investments in growing markets. Capital expenditure-related cash outflows were $178 million in the first three months of fiscal year 2018, compared with $112 million in the prior-year period. The current-year period's net cash flows transferred for acquisitions of $15.013 billion primarily related to the Company's acquisition of Bard. Cash provided by investing activities in the first three months of fiscal year 2017 included $167 million of proceeds from business divestitures.

Net Cash Flows from Financing Activities
Net cash from financing activities in the first three months of fiscal years 2018 and 2017 included the following significant cash flows:

	Three months ended December 31,
(Millions of dollars)	2017	2016
Cash inflow (outflow)
Increase in borrowings under credit facilities	$2,250	$700
Issuances of euro-denominated notes	$—	$1,054
Payments of debt	$—	$(2,189)
Share repurchases under accelerated share repurchase agreement	$—	$(220)
Dividends paid	$(210)	$(156)
Certain measures relating to our total debt were as follows:

(Millions of dollars)	December 31, 2017	September 30, 2017
Total debt	$22,798	$18,870

Short-term debt as a percentage of total debt	3.1%	1.1%
Weighted average cost of total debt	3.3%	3.3%
Total debt as a percentage of total capital*	48.1%	57.5%
*    Represents shareholders’ equity, net non-current deferred income tax liabilities, and debt.
Cash and Short-term Investments
At December 31, 2017, total worldwide cash and short-term investments, including restricted cash, were approximately $1.3 billion, which was primarily held in jurisdictions outside of the United States. We regularly review the amount of cash and short-term investments held outside the United States and currently intend to use such amounts to fund our international operations and their growth initiatives.
Credit Facilities
In May 2017, we entered into a three-year $2.25 billion senior unsecured term loan facility. We used the $2.25 billion of proceeds drawn from this facility in December 2017 to fund a portion of the cash consideration for the Bard acquisition, as well as the fees and expenses incurred in connection with the acquisition.

Also in May 2017, we entered into a five-year senior unsecured revolving credit facility which became effective upon the closing of the Bard acquisition and which provides borrowing of up to $2.25 billion. This facility will expire in December 2022 and replaced the $1.5 billion syndicated credit facility we previously had in place with an expiration date of January 2022. We will be able to issue up to $100 million in letters of credit under this new revolving credit facility and it also includes a provision that enables BD, subject to additional commitments made by the lenders, to access up to an additional $500 million in financing through the facility for a maximum aggregate commitment of $2.75 billion. We will use proceeds from this facility to fund general corporate needs and to redeem, repurchase or defease certain of Bard's outstanding senior unsecured notes that will be assumed upon the closing of the acquisition. There were no borrowings outstanding under this credit facility at December 31, 2017.

The agreements for both the new term loan and revolving credit facility contain the following financial covenants. We were in compliance with these covenants as of December 31, 2017.

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

We also have informal lines of credit outside the United States. The Company had no commercial paper borrowings outstanding as of December 31, 2017.
Debt ratings
Our corporate credit ratings with the rating agencies Standard & Poor's Ratings Services ("S&P"), Moody's Investor Service (Moody's) and Fitch Ratings ("Fitch") were as follows at December 31, 2017:

	S&P	Moody’s	Fitch
Ratings:
Senior Unsecured Debt	BBB	Ba1	BBB-
Commercial Paper	A-2	NP
Outlook	Stable	Stable	Stable

Upon our closing the Bard acquisition in the first quarter of fiscal year 2018, S&P lowered our corporate credit rating from the previous rating of BBB+. Also upon the acquisition's closing, Moody's downgraded our corporate credit and commercial paper ratings from the previous ratings of Baa2 and P-2, respectively. The rating assigned to our corporate debt by Fitch was unchanged by the closing of the acquisition.
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
Regulatory Matters
In May 2017, the United States Food and Drug Administration (“FDA”) conducted inspections at BD’s Preanalytical Systems (“PAS”) facility in Franklin Lakes, New Jersey. In July 2017, the FDA issued a Form 483 to BD PAS in connection with these inspections that contained observations of non-conformance relating to quality system regulations and medical device reporting relating to certain of our BD Vacutainer™ EDTA blood collection tubes. BD PAS submitted responses to the FDA Form 483 on July 27, 2017, September 15, 2017, November 14, 2017 and January 5, 2018. On January 11, 2018, BD received a Warning Letter from the FDA, citing certain alleged violations of quality system regulations and of law. The Warning Letter states that, until BD resolves the outstanding issues covered by the Warning Letter, the FDA will not clear or approve any premarket submissions for Class III devices to which the non-conformances are reasonably related or grant requests for certificates to foreign governments. We submitted our response to the Warning Letter on January 31, 2018. BD PAS is working closely with the FDA and intends to fully implement corrective actions to address the concerns identified in the Warning Letter. The products to which the Warning Letter relate remain available for sale. However, BD cannot give any assurances that the FDA will be satisfied with its response to the Warning Letter or as to the expected date of resolution of matters included in the Warning Letter. While BD does not believe that the issues identified in the Warning Letter will have a material impact on BD’s operation, no assurances can be given that the resolution of these matters will not have a material adverse effect on BD’s business, results of operations, financial conditions and/or liquidity.
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
The following are some important factors that could cause our actual results to differ from our expectations in any forward-looking statements. For further discussion of certain of these factors, see Item 1A. Risk Factors in our 2017 Annual Report on Form 10-K.

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

•
Risks relating to our acquisition of Bard, including our ability to successfully combine and integrate the Bard operations in order to obtain the anticipated benefits and costs savings from the transaction, and the significant additional indebtedness we incurred in connection with the financing of the acquisition and the impact this increased indebtedness may have on our ability to operate the combined company.

•
The impact resulting from the recent U.S. tax reform, commonly referred to as the Tax Cuts and Job Act (the “Act”), which, among other things, reduces the U.S. federal corporate tax rate, imposes a one-time tax on earnings of certain foreign subsidiaries that were previously tax deferred, and imposes a new minimum tax on foreign earnings. While BD recognized a provisional expense during the quarter based on what it believes is a reasonable estimate of the income tax effects of the Act, this expense could change materially as BD refines its analysis.

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

•
The impact of the medical device excise tax under the Patient Protection and Affordable Care Act in the United States. While this tax has been suspended through December 31, 2019, it is uncertain whether the suspension will be extended beyond that date.

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

•
Difficulties inherent in product development, including the potential inability to successfully continue technological innovation, successfully complete clinical trials, obtain regulatory approvals in the United States and abroad, obtain intellectual property protection for our products, obtain coverage and adequate reimbursement for new products, or gain and maintain market approval of products, as well as the possibility of infringement claims by competitors with respect to patents or other intellectual property rights, all of which can preclude or delay commercialization of a product. Delays in obtaining necessary approvals or clearances from United States Food and Drug Administration (“FDA”) or other regulatory agencies or changes in the regulatory process may also delay product launches and increase development costs.

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

•
The effects of events that adversely impact our ability to manufacture our products (particularly where production of a product line is concentrated in one or more plants) or our ability to source materials or components from suppliers (including sole-source suppliers) that are needed for such manufacturing.  In particular, damage to our manufacturing facilities in Puerto Rico resulting from Hurricane Maria in September 2017 could adversely impact our earnings results for fiscal year 2018.

•
Pending and potential future litigation or other proceedings asserting, and/or subpoenas seeking information with respect to, alleged violations of law (including in connection with federal and/or state healthcare programs (such as Medicare or Medicaid) and/or sales and marketing practices (such as the civil investigative demands received by BD)), antitrust claims, product liability (which may involve lawsuits seeking class action status or seeking to establish multi-district litigation proceedings, including claims relating to our hernia repair implant products, surgical continence products for women and vena cava filter products), claims with respect to environmental matters, and patent infringement, and the availability or collectability of insurance relating to any such claims.

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

•
Product efficacy or safety concerns regarding our products resulting in product holds or recalls, regulatory action on the part of the FDA or foreign counterparts (including restrictions on future product clearances and civil penalties), declining sales and product liability claims, and damage to our reputation. As a result of the CareFusion acquisition, we are operating under a consent decree with the FDA relating to our U.S. infusion pump business. The consent decree authorizes the FDA, in the event of any violations in the future, to order us to cease manufacturing and distributing products, recall products or take other actions, and we may be required to pay significant monetary damages if we fail to comply with any provision of the consent decree.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in information reported since the end of the fiscal year ended September 30, 2017.
Item 4.    Controls and Procedures
An evaluation was carried out by BD’s management, with the participation of BD’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of BD’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of December 31, 2017. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were, as of the end of the period covered by this report, effective and designed to ensure that material information relating to BD and its consolidated subsidiaries would be made known to them by others within these entities. On December 29, 2017, BD completed the acquisition of C.R. Bard (“Bard”). BD has extended its oversight and monitoring processes that support our internal control over financial reporting, as well as its disclosure controls and procedures, to include Bard’s operations. BD is continuing to integrate the acquired operations of Bard. There were no other changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2017 identified in connection with the above-referenced evaluation that have materially affected, or are reasonably likely to materially affect, BD’s internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1.    Legal Proceedings
We are involved, both as a plaintiff and a defendant, in various legal proceedings which arise in the ordinary course of business, including product liability and environmental matters as set forth in our 2017 Annual Report on Form 10-K and in Note 5 of the Notes to Condensed Consolidated Financial Statements in this report. We completed our acquisition of C.R. Bard, Inc. ("Bard") on December 29, 2017 and upon the acquisition date, we assumed various Bard-related legal proceedings and claims.
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

Item 1A.    Risk Factors
There were no material changes during the period covered by this report in the risk factors previously disclosed in Part I, Item 1A, of our 2017 Annual Report on Form 10-K.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
The table below sets forth certain information regarding our purchases of common stock of BD during the quarter ended December 31, 2017.
Issuer Purchases of Equity Securities

For the three months ended December 31, 2017	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
October 1 – 31, 2017	1,738	$195.87	—	7,857,742
November 1 – 30, 2017	232	223.48	—	7,857,742
December 1 – 31, 2017	—	—	—	7,857,742
Total	1,970	$199.12	—	7,857,742

(1)
Consists of 1,970 shares purchased during the quarter in open market transactions by the trust relating to BD’s Deferred Compensation and Retirement Benefit Restoration Plan and 1996 Directors’ Deferral Plan.

(2)	Represents shares available under a repurchase program authorized by the Board of Directors on September 24, 2013 for 10 million shares, for which there is no expiration date.

Item 3.    Defaults Upon Senior Securities
Not applicable.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information

Not applicable.

Item 6.    Exhibits

Exhibit 4.1
Registration Rights Agreement, dated as of December 29, 2017, between Becton, Dickinson and Company and Citigroup Global Markets Inc. (incorporated by reference to Exhibit 4.1 of the registrant’s Current Report on Form 8-K filed on December 29, 2017).

Exhibit 4.2	Form of 4.400% Notes due January 15, 2021 (incorporated by reference to Exhibit 4.2 of the registrant’s Current Report on Form 8-K filed on December 29, 2017).

Exhibit 4.3	Form of 3.000% Notes due May 15, 2026 (incorporated by reference to Exhibit 4.3 of the registrant’s Current Report on Form 8-K filed on December 29, 2017).

Exhibit 4.4	Form of 6.700% Notes due December 1, 2026 (incorporated by reference to Exhibit 4.4 of the registrant’s Current Report on Form 8-K filed on December 29, 2017).

Exhibit 31	Certifications of Chief Executive Officer and Chief Financial Officer, pursuant to SEC Rule 13a - 14(a).

Exhibit 32	Certifications of Chief Executive Officer and Chief Financial Officer, pursuant to Rule 13a - 14(b) and Section 1350 of Chapter 63 of Title 18 of the U.S. Code.

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
Dated: February 6, 2018

/s/ Christopher Reidy
Christopher Reidy
Executive Vice President, Chief Financial Officer and Chief Administrative Officer
(Principal Financial Officer)

/s/ John Gallagher
John Gallagher
Senior Vice President, Corporate Finance, Controller and Treasurer
(Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibits

4.1
Registration Rights Agreement, dated as of December 29, 2017, between Becton, Dickinson and Company and Citigroup Global Markets Inc. (incorporated by reference to Exhibit 4.1 of the registrant’s Current Report on Form 8-K filed on December 29, 2017).

4.2	Form of 4.400% Notes due January 15, 2021 (incorporated by reference to Exhibit 4.2 of the registrant’s Current Report on Form 8-K filed on December 29, 2017).

4.3	Form of 3.000% Notes due May 15, 2026 (incorporated by reference to Exhibit 4.3 of the registrant’s Current Report on Form 8-K filed on December 29, 2017).

4.4	Form of 6.700% Notes due December 1, 2026 (incorporated by reference to Exhibit 4.4 of the registrant’s Current Report on Form 8-K filed on December 29, 2017).

31	Certifications of Chief Executive Officer and Chief Financial Officer, pursuant to SEC Rule 13a - 14(a).

32	Certifications of Chief Executive Officer and Chief Financial Officer, pursuant to Rule 13a - 14(b) and Section 1350 of Chapter 63 of Title 18 of the U.S. Code.

101
The following materials from this report, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.