Form 10-Q
period 2018-03-31
BECTON DICKINSON & CO
filed 2018-05-03
CIK 10795

Table of Contents

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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
There were 267,201,840 share of Common Stock, $1.00 par value, outstanding at March 31, 2018.

BECTON, DICKINSON AND COMPANY
FORM 10-Q
For the quarterly period ended March 31, 2018

ITEM 1. FINANCIAL STATEMENTS
BECTON, DICKINSON AND COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
Millions of dollars

	March 31, 2018	September 30, 2017
Assets	(Unaudited)
Current Assets:
Cash and equivalents	$1,251	$14,179
Restricted cash	167	—
Short-term investments	16	21
Trade receivables, net	2,293	1,744
Inventories:
Materials	498	313
Work in process	355	271
Finished products	1,691	1,234
	2,543	1,818
Prepaid expenses and other	1,241	871
Total Current Assets	7,512	18,633
Property, Plant and Equipment	10,460	9,389
Less allowances for depreciation and amortization	5,049	4,752
Property, Plant and Equipment, Net	5,411	4,638
Goodwill	23,491	7,563
Developed Technology, Net	12,562	2,478
Customer Relationships, Net	3,865	2,830
Other Intangibles, Net	573	585
Other Assets	1,159	1,007
Total Assets	$54,573	$37,734
Liabilities and Shareholders’ Equity
Current Liabilities:
Short-term debt	$202	$203
Payables and accrued expenses	4,224	3,139
Total Current Liabilities	4,426	3,342
Long-Term Debt	22,589	18,667
Long-Term Employee Benefit Obligations	1,172	1,168
Deferred Income Taxes and Other	5,233	1,609
Commitments and Contingencies (See Note 5)
Shareholders’ Equity
Preferred stock	2	2
Common stock	347	347
Capital in excess of par value	16,170	9,619
Retained earnings	12,616	13,111
Deferred compensation	21	19
Common stock in treasury - at cost	(6,300)	(8,427)
Accumulated other comprehensive loss	(1,704)	(1,723)
Total Shareholders’ Equity	21,152	12,948
Total Liabilities and Shareholders’ Equity	$54,573	$37,734
Amounts may not add due to rounding.
See notes to condensed consolidated financial statements

BECTON, DICKINSON AND COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
Millions of dollars, except per share data
(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2018	2017	2018	2017
Revenues	$4,222	$2,969	$7,302	$5,892
Cost of products sold	2,619	1,537	4,148	3,007
Selling and administrative expense	1,057	724	1,831	1,432
Research and development expense	260	187	452	368
Acquisitions and other restructurings	104	76	458	163
Other operating income, net	—	—	—	(336)
Total Operating Costs and Expenses	4,040	2,523	6,889	4,634
Operating Income	183	446	413	1,257
Interest expense	(185)	(86)	(343)	(181)
Interest income	4	7	48	12
Other income (expense), net	4	(5)	(6)	(35)
Income Before Income Taxes	6	362	111	1,054
Income tax provision	18	18	260	148
Net (Loss) Income	(12)	344	(148)	905
Preferred stock dividends	(38)	—	(76)	—
Net (loss) income applicable to common shareholders	$(50)	$344	$(224)	$905

Basic (Loss) Earnings per Share	$(0.19)	$1.61	$(0.90)	$4.24
Diluted (Loss) Earnings per Share	$(0.19)	$1.58	$(0.90)	$4.15
Dividends per Common Share	$0.75	$0.73	$1.50	$1.46
Amounts may not add due to rounding.
See notes to condensed consolidated financial statements

BECTON, DICKINSON AND COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Millions of dollars
(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2018	2017	2018	2017
Net (Loss) Income	$(12)	$344	$(148)	$905
Other Comprehensive Income (Loss), Net of Tax
Foreign currency translation adjustments	128	136	92	(139)
Defined benefit pension and postretirement plans	(90)	15	(72)	29
Cash flow hedges	(2)	2	(1)	30
Other Comprehensive Income (Loss), Net of Tax	36	153	18	(80)
Comprehensive Income (Loss)	$24	$497	$(130)	$826
Amounts may not add due to rounding.
See notes to condensed consolidated financial statements

BECTON, DICKINSON AND COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Millions of dollars
(Unaudited)

	Six Months Ended March 31,
	2018	2017
Operating Activities
Net (loss) income	$(148)	$905
Adjustments to net (loss) income to derive net cash provided by operating activities:
Depreciation and amortization	844	523
Share-based compensation	207	99
Deferred income taxes	(400)	(43)
Change in operating assets and liabilities	702	(474)
Pension obligation	(72)	55
Excess tax benefits from payments under share-based compensation plans	56	48
Other, net	(172)	(74)
Net Cash Provided by Operating Activities	1,017	1,040
Investing Activities
Capital expenditures	(391)	(272)
Proceeds from sale of investments, net	7	26
Acquisitions of businesses, net of cash acquired	(15,118)	(40)
Proceeds from divestitures, net	100	165
Other, net	(138)	(34)
Net Cash Used for Investing Activities	(15,540)	(155)
Financing Activities
Change in credit facility borrowings	380	(50)
Proceeds from long-term debt	3,622	1,054
Payments of debt	(1,833)	(2,189)
Repurchase of common stock	—	(220)
Dividends paid	(449)	(312)
Other, net	(155)	(144)
Net Cash Provided by (Used for) Financing Activities	1,565	(1,861)
Effect of exchange rate changes on cash and equivalents	29	(17)
Net decrease in cash and equivalents	(12,929)	(993)
Opening Cash and Equivalents	14,179	1,541
Closing Cash and Equivalents	$1,251	$548

Non-Cash Investing Activities
Fair value of shares issued as acquisition consideration (See Note 8)	$8,004	$—
Fair value of equity awards issued as acquisition consideration (See Note 8)	$613	$—
Amounts may not add due to rounding.
See notes to condensed consolidated financial statements

BECTON, DICKINSON AND COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
Note 1 – Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, in the opinion of the management of the Company, include all adjustments which are of a normal recurring nature, necessary for a fair presentation of the financial position and the results of operations and cash flows for the periods presented. However, the financial statements do not include all information and accompanying notes required for a presentation in accordance with U.S. generally accepted accounting principles ("U.S. GAAP"). These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s 2017 Annual Report on Form 10-K. Within the financial statements and tables presented, certain columns and rows may not add due to the use of rounded numbers for disclosure purposes. Percentages and earnings per share amounts presented are calculated from the underlying amounts. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year.

Note 2 – Accounting Changes
New Accounting Principle Adopted
In the second quarter of its fiscal year 2018, the Company prospectively adopted an accounting standard update issued by the Financial Accounting Standards Board ("FASB") relating to the stranded income tax effects on items within Accumulated other comprehensive income (loss) resulting from the enactment of new U.S. tax legislation, which legislation is further discussed in Note 14. Additional disclosures regarding this accounting standard adoption are provided in Note 3.
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

In May 2014, the FASB issued a new revenue recognition standard. Under this standard, revenue will be recognized upon the transfer of goods or services to customers and the amount of revenue recognized will reflect the consideration to which a reporting entity expects to be entitled in exchange for those goods or services. The Company will adopt the standard on October 1, 2018 and currently plans to use the modified retrospective method. The Company has completed an initial assessment to identify the potential areas of impact that this new revenue recognition standard will have on its consolidated financial statements.  As part of the initial assessment, the Company reviewed a representative sample of its contracts across its various businesses and geographies to identify potential differences that could result from applying the requirements of the new standard.  The analysis included identifying whether there may be differences in timing of revenue recognition under the new standard as well as assessing performance obligations, variable consideration, and contract costs. The Company has not yet estimated the impact of the new standard on the timing and pattern of its revenue recognition. The Company continues to apprise its audit committee of the project status regularly.

Note 3 – Accumulated Other Comprehensive Income (Loss)
The components and changes of Accumulated other comprehensive income (loss) for the six-month period ended March 31, 2018 were as follows:

(Millions of dollars)	Total	Foreign Currency Translation	Benefit Plans	Cash Flow Hedges
Balance at September 30, 2017	$(1,723)	$(1,001)	$(703)	$(18)
Other comprehensive loss before reclassifications, net of taxes	92	92	—	—
Amounts reclassified into income, net of taxes	29	—	26	3
Tax effects reclassified to retained earnings	(103)	—	(99)	(4)
Balance at March 31, 2018	$(1,704)	$(909)	$(776)	$(20)
The amount of foreign currency translation recognized in other comprehensive income during the six months ended March 31, 2018 included net losses relating to net investment hedges, as further discussed in Note 11. As permitted under recently issued U.S. GAAP guidance, the Company reclassified stranded income tax effects on items within Accumulated other comprehensive income (loss) resulting from the enactment of new U.S. tax legislation, which legislation is further discussed in Note 14, to Retained earnings during the second quarter of fiscal year 2018. As further discussed in Note 14, the Company has not completed its accounting for the tax effects of the new legislation and as the Company continues to analyze the impact of the legislation on its existing deferred tax balances, the provisional amounts that have been recorded will be updated as required. The reclassified tax effects related to prior service credits and net actuarial losses relating to benefit plans, as well as to terminated cash flow hedges. The tax effects relating to these items are generally recognized as such amounts are amortized into earnings.

Note 4 – Earnings per Share
The weighted average common shares used in the computations of basic and diluted earnings per share (shares in thousands) were as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2018	2017	2018	2017
Average common shares outstanding	267,341	213,583	248,484	213,321
Dilutive share equivalents from share-based plans	—	4,283	—	4,665
Average common and common equivalent shares outstanding – assuming dilution	267,341	217,866	248,484	217,986

Share equivalents excluded from the diluted shares outstanding calculation because the result would have been antidilutive:
Mandatory convertible preferred stock	11,685	—	11,685	—
Share-based plans	6,352	—	5,439	—

Note 5 – Contingencies

Given the uncertain nature of litigation generally, the Company is not able, in all cases, to estimate the amount or range of loss that could result from an unfavorable outcome of the litigation to which the Company is a party. In accordance with U.S. generally accepted accounting principles, the Company establishes accruals to the extent probable future losses are estimable (in the case of environmental matters, without considering possible third-party recoveries). With respect to putative class action lawsuits in the United States and certain of the Canadian lawsuits described below relating to product liability matters, the Company is unable to estimate a range of reasonably possible losses for the following reasons: (i) all or certain of the proceedings are in early stages; (ii) the Company has not received and reviewed complete information regarding all or certain of the plaintiffs and their medical conditions; and/or (iii) there are significant factual issues to be resolved. In addition, there is uncertainty as to the likelihood of a class being certified or the ultimate size of the class. With respect to the investigative subpoena issued by the Department of Defense Inspector General and the Department of Health and Human Services and the

civil investigative demand served by the Department of Justice, as discussed below, the Company is unable to estimate a range of reasonably possible losses for the following reasons: (i) all or certain of the proceedings are in early stages; and/or (ii) there are significant factual and legal issues to be resolved.
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
Hernia Product Claims
As of March 31, 2018, the Company is defending approximately 1,280 product liability claims involving Bard’s line of hernia repair devices (collectively, the “Hernia Product Claims”). The majority of those claims are currently pending in a coordinated proceeding in Rhode Island State Court, but claims are also pending in other state and/or federal court jurisdictions. In addition, those claims include multiple putative class actions in Canada. Generally, the Hernia Product Claims seek damages for personal injury allegedly resulting from use of the products. From time to time, the Company engages in resolution discussions with plaintiffs’ law firms regarding certain of the Hernia Product Claims, but the Company also intends to vigorously defend Hernia Product Claims that do not settle, including through litigation. Trials are scheduled throughout 2018 in various state and federal courts. The Company expects additional trials of Hernia Product Claims to take place over the next 12 months. On April 11, 2018, plaintiffs’ attorneys filed a request for the creation of a new hernia multi-district litigation (“MDL”) in either the Southern District of Ohio or the Western District of Missouri. The Company cannot give any assurances that the resolution of the Hernia Product Claims that have not settled, including asserted and unasserted claims and the putative class action lawsuits, will not have a material adverse effect on the Company’s business, results of operations, financial condition and/or liquidity.
Women’s Health Product Claims
As of March 31, 2018, the Company is defending approximately 3,195 product liability claims involving Bard’s line of pelvic mesh devices. The majority of those claims are currently pending in a federal MDL in the United States District Court for the Southern District of West Virginia, but claims are also pending in other state and/or federal court jurisdictions, including a coordinated proceeding in New Jersey State Court. In addition, those claims include putative class actions filed in the United States. Not included in the figures above are approximately 1,080 filed and unfiled claims that have been asserted or threatened against Bard but lack sufficient information to determine whether a Bard pelvic mesh device is actually at issue. The claims identified above also include products manufactured by both Bard and two subsidiaries of Medtronic plc (as successor in interest to Covidien plc) (“Medtronic”), each a supplier of Bard. Medtronic has an obligation to defend and indemnify Bard with respect to any product defect liability relating to products its subsidiaries had manufactured. As described below, in July 2015 the Company reached an agreement with Medtronic (which was amended in June 2017) regarding certain aspects of Medtronic’s indemnification obligation. The foregoing lawsuits, unfiled claims, putative class actions, and other claims, together with claims that have settled or are the subject of agreements or agreements in principle to settle, are referred to collectively as the “Women’s Health Product Claims.” The Women’s Health Product Claims generally seek damages for personal injury allegedly resulting from use of the products.
As of March 31, 2018, the Company has reached agreements or agreements in principle with various plaintiffs’ law firms to settle their respective inventories of cases totaling approximately 13,658 of the Women’s Health Product Claims. The Company believes that these Women’s Health Product Claims are not the subject of Medtronic’s indemnification obligation. These settlement agreements and agreements in principle include unfiled and previously unknown claims held by various plaintiffs’ law firms, which are not included in the approximate number of lawsuits set forth in the first paragraph of this section. Each agreement is subject to certain conditions, including requirements for participation in the proposed settlements by a certain minimum number of plaintiffs. The Company continues to engage in discussions with other plaintiffs’ law firms regarding potential resolution of unsettled Women’s Health Product Claims, which may include additional inventory settlements.

Starting in 2014 in the MDL, the court entered certain pre-trial orders requiring trial work up and remand of a significant number of Women’s Health Product Claims, including an order entered in the MDL on January 30, 2018, that requires the work up and remand of all remaining unsettled cases (the “WHP Pre-Trial Orders”). The WHP Pre-Trial Orders may result in material additional costs or trial verdicts in future periods in defending Women’s Health Product Claims. Trials are scheduled throughout 2018 in state courts. A trial in the New Jersey coordinated proceeding began in March 2018, and in April 2018 a jury entered a verdict against the Company in the total amount of $68 million ($33 million compensatory; $35 million punitive). The Company intends to challenge that verdict. The Company expects additional trials of Women’s Health Product Claims to take place over the next 12 months.
In July 2015, as part of the agreement with Medtronic noted above, Medtronic agreed to take responsibility for pursuing settlement of certain of the Women’s Health Product Claims that relate to products distributed by Bard under supply agreements with Medtronic, and Bard has paid Medtronic $121 million towards these potential settlements. In June 2017, Bard amended the agreement with Medtronic to transfer responsibility for settlement of additional Women’s Health Product Claims to Medtronic on terms similar to the July 2015 agreement, including with respect to the obligation to make payments to Medtronic towards these potential settlements. Bard also may, in its sole discretion, transfer responsibility for settlement of additional Women’s Health Product Claims to Medtronic on similar terms. The agreements do not resolve the dispute between Bard and Medtronic with respect to Women’s Health Product Claims that do not settle, if any.
During the course of engaging in settlement discussions with plaintiffs’ law firms, the Company has learned, and may in future periods learn, additional information regarding these and other unfiled claims, or other lawsuits, which could materially impact the Company’s estimate of the number of claims or lawsuits against the Company.
Filter Product Claims
In connection with the acquisition of Bard, as of March 31, 2018, the Company is defending approximately 3,789 product liability claims involving Bard’s line of inferior vena cava filters (collectively, the “Filter Product Claims”). The majority of those claims are currently pending in an MDL in the United States District Court for the District of Arizona, but claims are also pending in other state and/or federal court jurisdictions, including a coordinated proceeding in Arizona State Court. In addition, those claims include putative class actions filed in the United States and Canada. The Filter Product Claims generally seek damages for personal injury allegedly resulting from use of the products. The Company has limited information regarding the nature and quantity of certain of the Filter Product Claims. The Company continues to receive claims and lawsuits and may in future periods learn additional information regarding other unfiled or unknown claims, or other lawsuits, which could materially impact the Company’s estimate of the number of claims or lawsuits against the Company. Trials are scheduled throughout 2018 in the MDL and state courts. On March 30, 2018, a jury in the first MDL trial found the Company liable for negligent failure to warn and entered a verdict in favor of plaintiffs. The jury found the Company was not liable for (a) strict liability design defect; (b) strict liability failure to warn; and (c) negligent design. The Company intends to challenge that verdict. The Company expects additional trials of Filter Product Claims may take place over the next 12 months.
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
Litigation Reserves
Accruals for Bard-related product liability, legal defense costs and other legal matters amounted to approximately $1.8 billion at March 31, 2018. Such amounts include provisional estimates which have been recorded with respect to the acquired liabilities. These amounts may be adjusted upon the availability of new or additional information regarding facts or circumstances which existed at the acquisition date. As of March 31, 2018, the Company has $165 million in Bard-related qualified settlement funds (“QSFs”), subject to certain settlement conditions, for certain product liability matters. Payments to QSFs are recorded as a component of Restricted cash.
The Company's expected recoveries related to Bard-related product liability matters were approximately $303 million at March 31, 2018. A substantial amount of these expected recoveries at March 31, 2018 relate to the Company’s agreements with Medtronic related to certain Women’s Health Product Claims. The terms of the Company’s agreements with Medtronic are substantially consistent with the assumptions underlying, and the manner in which, the Company has recorded expected recoveries related to the indemnification obligation. The expected recoveries at March 31, 2018 related to the indemnification obligation are not in dispute with respect to claims that Medtronic settles pursuant to the agreements. As described above, the agreements do not resolve the dispute between the Company and Medtronic with respect to Women’s Health Product Claims that do not settle, if any, and the Company also may, in its sole discretion, transfer responsibility for settlement of additional Women’s Health Product Claims to Medtronic on similar terms.
Note 6 – Segment Data
Beginning in the second quarter of fiscal year 2018, the Company's organizational structure was based upon three principal business segments: BD Medical (“Medical”), BD Life Sciences (“Life Sciences”) and BD Interventional ("Interventional"). As

is further discussed in Note 8, the Company completed its acquisition of Bard on December 29, 2017. Beginning in the second quarter of fiscal year 2018, the Interventional segment includes the majority of Bard’s product offerings and certain product offerings, as further detailed below, which were previously reported in the Medical segment. Certain of Bard's product offerings are included under the Company's Medical segment, specifically within the new Medication Delivery Solutions unit, which was formerly the Medical segment's Medication and Procedural Solutions unit. In addition to the majority of products reported by the former Medication and Procedural Solutions unit, the new Medication Delivery Solutions unit of the Medical segment includes the following Bard products: peripherally inserted central catheters ("PICCs"), midlines, central venous catheters ("CVCs"), acute dialysis, and ultrasonic imaging.
The Interventional segment consists of the following organizational units:

Organizational Unit	Principal Product Lines
Surgery
Bard products include hernia and soft tissue repair; biological grafts; biosurgery; and other surgical products. Products formerly reported in the Medical segment's former Medication and Procedural Solutions unit that are now reported by the Surgery unit include BD ChloraPrep™ surgical, certain infection prevention products, and V. Mueller™.

Peripheral Intervention
Bard products include catheters; ports; chronic dialysis; feeding; vascular grafts; endovascular radiology; biopsy; drug coated balloons; stents; and other interventional products. Drainage products, which were formerly reported in the Medical segment's former Medication and Procedural Solutions unit, are now reported by the Peripheral Intervention unit.

Urology and Critical Care	Bard products include catheters; continence; urological specialties; cancer diagnostics and therapy; and other products.

The Company's segments are strategic businesses that are managed separately because each one develops, manufactures and markets distinct products and services. Segment disclosures are on a performance basis consistent with internal management reporting. The Company evaluates performance of its business segments and allocates resources to them primarily based upon operating income, which represents revenues reduced by product costs and operating expenses. Beginning with its first quarter fiscal year 2018, the Company changed its management reporting approach so that certain general and administrative costs, which were previously allocated to the segments, are now excluded from the segments' operating expenses. The Medical and Life Sciences segments' operating income for the three months ended March 31, 2017 included allocated general corporate costs of $40 million and $29 million, respectively. The Medical and Life Sciences segments' operating income for the six months ended March 31, 2017 included allocated general corporate costs of $80 million and $54 million, respectively. No such allocations were made in the three and six months ended March 31, 2018.
Financial information for the Company’s segments was as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
(Millions of dollars)	2018	2017	2018	2017
Revenues (a)
Medical (b)	$2,172	$1,815	$4,024	$3,606
Life Sciences	1,098	982	2,143	1,940
Interventional (b)	952	173	1,135	346
Total Revenues	$4,222	$2,969	$7,302	$5,892
Income (Loss) Before Income Taxes
Medical (b) (c)	$588	$475	$1,211	$960
Life Sciences	336	177	652	376
Interventional (b) (c)	(154)	61	(72)	126
Total Segment Operating Income	770	714	1,791	1,461
Acquisitions and other restructurings	(104)	(76)	(458)	(163)
Net interest expense	(181)	(79)	(295)	(169)
Other unallocated items (d)	(479)	(197)	(926)	(76)
Income Before Income Taxes	$6	$362	$111	$1,054

(a)	Intersegment revenues are not material.

(b)
Prior-year amounts have been reclassified to reflect the movement of certain product offerings previously reported in the Medical segment and which are now reported in the Interventional segment, as further discussed above. Revenues associated with these products were $173 million and $346 million in the three and six month-periods ended March 31, 2017, respectively. Segment operating income associated with these products were $61 million and $126 million in the three and six month-periods ended March 31, 2017, respectively.

(c)
The amounts in 2018 included expense of $53 million and $369 million for the Medical and Interventional segments, respectively, related to the recognition of a fair value step-up adjustment of $422 million related to Bard's inventory on the acquisition date.

(d)
Primarily comprised of foreign exchange, certain general and administrative expenses and share-based compensation expense. The amount for the six months ended March 31, 2017 also included income resulting from the reversal of certain litigation reserves as further discussed in Note 5.

Revenues by geographic areas were as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
(Millions of dollars)	2018	2017	2018	2017
Revenues
United States	$2,325	$1,627	$3,982	$3,257
International	1,898	1,342	3,321	2,635
Total Revenues	$4,222	$2,969	$7,302	$5,892

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

Net pension cost included the following components for the three and six months ended March 31:

	Three Months Ended March 31,		Six Months Ended March 31,
(Millions of dollars)	2018	2017	2018	2017
Service cost	$34	$27	$64	$51
Interest cost	22	18	41	35
Expected return on plan assets	(40)	(33)	(72)	(63)
Amortization of prior service credit	(3)	(4)	(7)	(8)
Amortization of loss	19	28	39	52
Settlements	2	—	2	—
Net pension and postretirement cost	$35	$35	$67	$67

The amounts provided above for amortization of prior service credit and amortization of loss represent the reclassifications of prior service credits and net actuarial losses that were recognized in Accumulated other comprehensive income (loss) in prior periods.

Note 8 – Acquisition
Bard
On December 29, 2017, the Company completed its acquisition of Bard, to create a medical technology company which is uniquely positioned to improve both the treatment of disease for patients and the process of care for health care providers.  Under the terms of the transaction, Bard common shareholders received approximately $222.93 in cash and 0.5077 shares of BD stock per Bard share. The Company financed the cash portion of total consideration transferred with available cash, which included net proceeds raised in the third quarter of fiscal year 2017 through registered public offerings of equity securities and debt transactions of approximately $4.8 billion and $9.6 billion, respectively. The operating activities of Bard from the acquisition date through December 31, 2017 were not material to the Company’s consolidated results of operations. As such, Bard's operating results were included in the Company’s consolidated results of operations beginning on January 1, 2018.
The acquisition-date fair value of consideration transferred consisted of the components below. The fair value of the shares and equity awards issued as consideration was recognized as a $6.5 billion increase to Capital in excess of par value and a $2.1 billion decrease to Common stock in treasury.

(Millions of dollars)
Cash consideration	$16,400
Non-cash consideration-fair value of shares issued	8,004
Non-cash consideration-fair value of equity awards issued	613
Total consideration transferred	$25,017
The acquisition-date fair value of the Company’s ordinary shares issued to Bard shareholders was calculated per the following (shares in millions):

(Millions of dollars, except per share data)
Total Bard shares outstanding	73.359
Conversion factor	0.5077
Conversion of Bard shares outstanding	37.243
Conversion of pre-acquisition equity awards	0.104
Total number of the Company's share issued	37.347
Closing price of the Company’s stock	$214.32
Fair value of the Company’s issued shares	$8,004
Allocation of Consideration Transferred to Net Assets Acquired
As discussed in Note 6, the majority of Bard's product offerings are reported, beginning with the second quarter of fiscal year 2018, under the new Interventional segment and Bard's remaining product offerings are reported under the Company's Medical segment. The acquisition is being accounted for under the acquisition method of accounting for business combinations. The Company is in the process of finalizing the allocation of the purchase price to the individual assets acquired and liabilities assumed.

The preliminary allocations of the purchase price below provide a reasonable basis for estimating the fair values of assets acquired and liabilities assumed. These provisional estimates will be adjusted upon the availability of further information regarding events or circumstances which existed at the acquisition date and such adjustments may be significant. The assets acquired and liabilities assumed in this acquisition, as recorded in the Company's consolidated balance sheet at March 31, 2018, were largely allocated to the Company's new Interventional segment.

(Millions of dollars)
Cash and equivalents	$1,467
Trade receivables	491
Inventories	975
Property, plant and equipment	554
Developed technology	10,403
Customer relationships	1,124
Other assets	542
Total identifiable assets acquired	15,555

Payables, accrued expenses and other liabilities	1,142
Short term and long-term debt	1,692
Product liability reserves	1,634
Deferred tax liabilities	1,947
Total liabilities assumed	6,416

Net identifiable assets acquired	9,139

Goodwill	15,877

Net assets acquired	$25,017
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
Goodwill
Goodwill typically results through expected synergies from combining operations of the acquiree and the acquirer, as well as from intangible assets that do not qualify for separate recognition. The goodwill recognized as a result of this acquisition includes, among other things, the value of combining the Company's leadership in medication management and infection prevention with an expanded offering of solutions across the care continuum. Additionally, Bard's strong product portfolio and innovation pipeline are expected to increase the Company's opportunities in fast-growing clinical areas. Revenue synergies are also expected to result from enhanced growth opportunities for the combined company in non-U.S. markets. No portion of goodwill from this acquisition was deductible for tax purposes.
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
Transaction Costs
Transaction costs incurred during the three and six months ended March 31, 2018 were approximately $7 million and $51 million. These transaction costs were recorded as Acquisitions and other restructurings and consisted of legal, advisory and other costs. See Note 9 for discussion regarding restructuring costs incurred relative to the Bard acquisition in the six months ended March 31, 2018.
Unaudited Pro Forma Information
As noted above, Bard's operating activities from the acquisition date through December 31, 2017 were not material and the Company included Bard in its consolidated results of operations beginning on January 1, 2018. Revenues and Net Income (Loss) for the three and six months ended March 31, 2018 included revenues and loss attributable to Bard of $1 billion and $202 million, respectively. The following table provides the pro forma results for the three and six months ended March 31, 2018 and 2017 as if Bard had been acquired as of October 1, 2016.

	Three Months Ended March 31,		Six Months Ended March 31,
(Millions of dollars, except per share data)	2018	2017	2018	2017

Revenues	$4,222	$3,862	$8,266	$7,707

Net Income (Loss)	$340	$322	$(77)	$920

Diluted Earnings (Loss) per Share	$1.10	$1.17	$(0.61)	$3.07
The pro forma results above include the impact of the following adjustments, as necessary: additional amortization and depreciation expense relating to assets acquired; interest and other financing costs relating to the acquisition transaction; and the elimination of one-time or nonrecurring items. The one-time or nonrecurring items eliminated for the three and six months ended March 31, 2018 were primarily comprised of a fair value step-up adjustment of $422 million recorded relative to Bard's inventory on the acquisition date, the transaction costs discussed above, as well as Bard-related restructuring costs disclosed in Note 9. In addition, amounts previously reported by Bard as revenues related to a royalty income stream have been reclassified to Other income (expense), net to reflect the Company's current and future reporting classification.

The pro forma results do not include any anticipated cost savings or other effects of the planned integration of Bard. Accordingly, the pro forma results above are not necessarily indicative of the results that would have been if the acquisition had occurred on the dates indicated, nor are the pro forma results indicative of results which may occur in the future.

Note 9 – Business Restructuring Charges
In connection with the Company's acquisition of Bard, the 2015 acquisition of CareFusion and other portfolio rationalization initiatives, the Company incurred restructuring costs during the six months ended March 31, 2018, which were recorded as Acquisitions and other restructurings. Restructuring liability activity for the six months ended March 31, 2018 was as follows:

(Millions of dollars)	Employee Termination		Other		Total
	Bard	CareFusion/Other Initiatives	Bard (a)	CareFusion/Other Initiatives	Bard	CareFusion/Other Initiatives
Balance at September 30, 2017	$—	$49	$—	$6	$—	$55
Charged to expense	161	24	55	15	216	39
Cash payments	(41)	(45)	—	(16)	(41)	(61)
Non-cash settlements	—	—	(55)	—	(55)	—
Other adjustments	—	—	—	1	—	1
Balance at March 31, 2018	$120	$28	—	$6	$120	$34

(a)
Represents the cost associated with the conversion of certain pre-acquisition equity awards of Bard to BD equity awards, partially offset by a gain on the sale of the Company's soft tissue core needle biopsy product line which was recorded in the second quarter of fiscal year 2018.

Note 10 – Intangible Assets
Intangible assets consisted of:

	March 31, 2018		September 30, 2017
(Millions of dollars)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets
Developed technology	$13,948	$1,386	$3,508	$1,029
Customer relationships	4,566	702	3,393	564
Product rights	131	58	131	54
Trademarks	408	71	408	65
Patents and other	382	274	370	274
Amortized intangible assets	$19,435	$2,490	$7,811	$1,986
Unamortized intangible assets
Acquired in-process research and development	$54		$67
Trademarks	2		2
Unamortized intangible assets	$56		$69

Additional disclosures regarding the increases to the developed technology assets and customer relationships as a result of the Bard acquisition are provided in Note 8. Intangible amortization expense for the three months ended March 31, 2018 and 2017 was $370 million and $131 million, respectively. Intangible amortization expense for the six months ended March 31, 2018 and 2017 was $505 million and $268 million, respectively.

The following is a reconciliation of goodwill by business segment:

(Millions of dollars)	Medical	Life Sciences	Interventional	Total
Goodwill as of September 30, 2017	$6,802	$761	$—	$7,563
Acquisitions (a)	4,389	76	10,674	15,139
Divestitures	—	—	(57)	(57)
Reallocation of goodwill for change in segment and reporting unit composition (b)	(877)	—	877	—
Purchase accounting adjustments (c)	140	—	685	825
Currency translation	14	5	—	19
Goodwill as of March 31, 2018	$10,469	$843	$12,179	$23,491

(a)
Represents goodwill recognized upon the Company's acquisition of Bard, which is further discussed in Note 8. Also includes goodwill recognized relative to certain acquisitions which were not material individually or in the aggregate.

(b)
Represents the reassignment of goodwill, determined based upon a relative fair value allocation approach, associated with the movement of certain product offerings which were previously reported in the Medical segment and which are now reported in the Interventional segment as further discussed in Note 6.

(c)
The purchase accounting adjustments increasing goodwill were primarily driven by the valuation of developed technology assets acquired in the Bard transaction and the associated deferred tax liability changes. The change also reflects an increase to goodwill resulting from alignment of the combined organization's accounting policies with respect to accrued liabilities and other accounts.

Note 11 – Derivative Instruments and Hedging Activities
The Company uses derivative instruments to mitigate certain exposures. The effects these derivative instruments and hedged items have on financial position, financial performance, and cash flows are provided below.
Foreign Currency Risks and Related Strategies
The Company has foreign currency exposures throughout Europe, Greater Asia, Canada and Latin America. Transactional currency exposures that arise from entering into transactions, generally on an intercompany basis, in non-hyperinflationary countries that are denominated in currencies other than the functional currency are mitigated primarily through the use of forward contracts and currency options. Hedges of the transactional foreign exchange exposures resulting primarily from intercompany payables and receivables are undesignated hedges. As such, the gains or losses on these instruments are recognized immediately in income. These gains and losses are largely offset by gains and losses on the underlying hedged items, as well as the hedging costs associated with the derivative instruments. The net amounts recognized in Other income (expense), net, during the three and six months ended March 31, 2018 and 2017 were immaterial to the Company's consolidated financial results. The total notional amounts of the Company’s outstanding foreign exchange contracts as of March 31, 2018 and September 30, 2017 were $1.4 billion and $2.5 billion, respectively.

In order to mitigate foreign currency exposure relating to its investments in certain foreign subsidiaries, the Company has designated $2.5 billion of euro-denominated debt as net investment hedges. Accordingly, net gains or losses relating to this debt, which are attributable to changes in the euro to U.S. dollar spot exchange rate, are recorded as accumulated foreign currency translation in Other comprehensive income (loss). Recognition of hedge ineffectiveness into earnings will occur if the notional amount of the euro-denominated debt no longer matches the portion of the net investments in foreign subsidiaries which underlie the hedges. The Company has recorded net losses relating to these net investment hedges of $104 million to Accumulated other comprehensive income (loss) during the six months ended March 31, 2018.
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

The total notional amount of the Company’s outstanding interest rate swaps designated as fair value hedges was $1.2 billion and $375 million at March 31, 2018 and September 30, 2017, respectively. The outstanding swaps represent fixed-to-floating interest rate swap agreements the Company entered into to convert the interest payments on certain long-term notes from the fixed rate to a floating interest rate based on LIBOR. Changes in the fair value of the interest rate swaps offset changes in the fair value of the fixed rate debt. The amounts recorded during the three and six months ended March 31, 2018 and 2017 for changes in the fair value of these hedges were immaterial to the Company's consolidated financial results

Effects on Consolidated Balance Sheets
The fair values of derivative instruments outstanding at March 31, 2018 and September 30, 2017 were not material to the Company's consolidated balance sheets.

Effects on Consolidated Statements of Income
Cash flow hedges
The amounts recognized in other comprehensive income during the three and six months ended March 31, 2018 and 2017 were not material to the Company's consolidated financial results. The Company’s designated derivative instruments are highly effective. As such, there were no gains or losses, related to hedge ineffectiveness or amounts excluded from hedge effectiveness testing, recognized immediately in income relative to derivative contracts outstanding in the periods presented.

Note 12 – Financial Instruments and Fair Value Measurements
The Company’s institutional money market accounts permit daily redemption and the fair values of these investments are based upon the quoted prices in active markets provided by the holding financial institutions, which are considered Level 1 inputs in the fair value hierarchy. The fair values of these accounts were $12 million and $2.026 billion at March 31, 2018 and September 30, 2017, respectively. The Company’s remaining cash and equivalents, excluding restricted cash, were $1.238 billion and $12.153 billion at March 31, 2018 and September 30, 2017, respectively. Short-term investments are held to their maturities and are carried at cost, which approximates fair value. The cash equivalents consist of liquid investments with a maturity of three months or less and the short-term investments consist of instruments with maturities greater than three months and less than one year.
Long-term debt is recorded at amortized cost. The fair value of long-term debt is measured based upon quoted prices in active markets for similar instruments, which are considered Level 2 inputs in the fair value hierarchy. The fair value of long-term debt was $22.6 billion and $19.2 billion at March 31, 2018 and September 30, 2017, respectively. The fair value of the current portion of long-term debt was $200 million and $206 million at March 31, 2018 and September 30, 2017, respectively.
All other instruments measured by the Company at fair value, including derivatives and contingent consideration liabilities, are immaterial to the Company's consolidated balance sheets.

Note 13 – Debt

Credit Facilities

In connection with the Company's agreement to acquire Bard, the Company entered into a three-year senior unsecured term loan facility of $2.25 billion during the third quarter of fiscal year 2017. During the first quarter of fiscal year 2018, the proceeds from this facility were used to fund a portion of the cash consideration for the Bard acquisition, as well as the fees and expenses incurred in connection with the acquisition. Borrowings outstanding under the term loan facility were $1.4 billion at March 31, 2018.  The Company also entered into a five-year senior unsecured revolving credit facility in the third quarter of fiscal year 2017 which became effective upon the closing of the Bard acquisition and which provides borrowing of up to $2.25 billion. This facility will expire in December 2022 and replaced the $1.5 billion syndicated credit facility the Company previously had in place for general corporate purposes. Borrowings outstanding under the revolving credit facility were $380 million at March 31, 2018.
Exchange of Bard Notes

Also in connection with the Company's acquisition of Bard, the Company exchanged certain outstanding notes issued by Bard for a like-amount of new notes issued by the Company. The exchange offers, which were conditioned upon the closing of the Bard acquisition, expired on December 29, 2017. The aggregate principal amounts of Bard notes which were validly tendered for notes issued by the Company are provided below.

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
Repurchase Offer
In January 2018, the Company commenced an offer to repurchase any and all of the outstanding 3.000% Notes due May 15, 2026 that were issued as a result of the exchange transaction discussed above. Under the terms of the repurchase offer, holders were entitled to receive cash equal to 101% of the principal amount of notes validly tendered, plus accrued and unpaid interest, if any, to the date of purchase. The offer to repurchase the 3.000% Notes expired on March 1, 2018 and a total of $461 million aggregate principal amount of notes were validly tendered at a market price of $465 million. Based upon the carrying value of $452 million, the Company recorded a loss relating to this debt extinguishment in the second quarter of fiscal year 2018 of $13 million as Other income (expense), net, on its condensed consolidated statements of income.
Fiscal Year 2018 Debt Issuances
During the second quarter of fiscal year 2018, the Company issued Euro-denominated debt consisting of 300 million Euros ($370 million) of 0.368% notes due June 6, 2019 under an indenture pursuant to which the Company previously issued, in the third quarter of fiscal year 2017, 0.368% notes due June 6, 2019. Also in the second quarter of fiscal year 2018, the Company issued $1 billion of floating rate senior unsecured U.S. notes due December 29, 2020. The Company used the net proceeds from these long-term debt offerings to repay portions of the balances outstanding on its term loan and revolving credit facilities, which are discussed above, as well as accrued interest, related premiums, fees and expenses related to these repaid amounts.

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
As of March 31, 2018, the Company has not completed its accounting for the tax effects of enactment of the Act; however, the Company has made what it believes is a reasonable estimate of the effects on its existing deferred tax balances and the one-time transition tax. As a result of these estimates, the Company recognized a provisional expense in the amount of $275 million, which is reflected in the Company's consolidated statement of income within Income tax provision. The Company will continue to make and adjust its calculations as additional analysis is completed and as it gains a more thorough understanding of the tax law.
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

Deferred tax assets and liabilities
The Company remeasured certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21%. However, the Company is still analyzing certain aspects of the Act and refining its calculations, which could potentially affect the measurement of these balances or potentially give rise to new deferred tax amounts. The provisional amount recorded related to the re-measurement of the Company's deferred tax balance was a tax benefit of $285 million.
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

Note 15 – Subsequent Event

In April 2018, the Company completed the sale of its 49.9% non-controlling interest in Vyaire Medical, a venture formed in the Company's fiscal year 2017 upon its sale of a 50.1% controlling financial interest in its former Respiratory Solutions business. The Company received gross cash proceeds of approximately $435 million, subject to post-closing adjustments, and expects to recognize a pre-tax gain on the sale.

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
Company Overview
Becton, Dickinson and Company (“BD”) is a global medical technology company engaged in the development, manufacture and sale of a broad range of medical supplies, devices, laboratory equipment and diagnostic products used by healthcare institutions, life science researchers, clinical laboratories, the pharmaceutical industry and the general public. The Company's organizational structure is based upon three principal business segments, BD Medical (“Medical”), BD Life Sciences (“Life Sciences”) and the new BD Interventional (“Interventional”), as further discussed below.
BD’s products are manufactured and sold worldwide. Our products are marketed in the United States and internationally through independent distribution channels and directly to end-users by BD and independent sales representatives. We organize our operations outside the United States as follows: Europe; EMA (which includes the Commonwealth of Independent States, the Middle East and Africa); Greater Asia (which includes Japan and Asia Pacific); Latin America (which includes Mexico, Central America, the Caribbean, and South America); and Canada. We continue to pursue growth opportunities in emerging markets, which include the following geographic regions: Eastern Europe, the Middle East, Africa, Latin America and certain countries within Asia Pacific. We are primarily focused on certain countries whose healthcare systems are expanding.
Recent Developments
On December 29, 2017, BD completed its acquisition of C. R. Bard, Inc. ("Bard") for total consideration transferred, including cash and stock, of approximately $25 billion. The combination creates a medical technology company which is uniquely positioned to improve both the treatment of disease for patients and the process of care for health care providers. The operating activities of the acquired businesses were included in our consolidated results of operations beginning on January 1, 2018. BD reports the results associated with the majority of Bard's product offerings within a new BD Interventional segment. Bard's remaining product offerings are reported under the Medical segment. For further discussions regarding the reporting of Bard products within BD's segments and the Bard acquisition, refer to Notes 6 and 8 in the Notes to Condensed Consolidated Financial Statements.
On December 22, 2017, new U.S. tax legislation commonly referred to as the Tax Cuts and Jobs Act (the "Act") was enacted. The new tax legislation, which became effective January 1, 2018, reduces the U.S. federal corporate tax rate from 35% to 21%, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred, and creates new taxes on certain foreign-sourced earnings. As of March 31, 2018, we have not completed our accounting for the tax effects of the Act; however, based upon reasonable estimates of these effects, we recognized a provisional expense of $275 million for the six months ended March 31, 2018 which is reflected in our consolidated statement of income within Income tax provision. We will continue to make and refine our calculations as additional analysis is completed and as we gain a more thorough understanding of the tax law. Additional disclosures regarding our accounting for the Act are provided in Note 14 in the Notes to Condensed Consolidated Financial Statements.
Overview of Financial Results and Financial Condition
For the three months ended March 31, 2018, worldwide revenues of $4.222 billion increased 42.2% from the prior-year period, which reflected an impact of approximately 33% resulting from the acquisition of Bard. Second quarter revenue growth also reflected volume growth of over 5%, a favorable impact from foreign currency translation of approximately 5% and an unfavorable impact of price of approximately 0.5%. Volume growth in the second quarter of fiscal year 2018 attributable to the Medical and Life Sciences segments was as follows:

•
Medical segment volume growth in the second quarter was driven by sales in the Medication Delivery Solutions, Pharmaceutical Systems and Diabetes Care units. The Medication Management Solutions unit's revenues in the second quarter of 2018 were unfavorably impacted by a modification to dispensing equipment lease contracts with customers in the prior year which impacted the timing of revenue recognition.

•	Life Sciences segment volume growth in the second quarter was driven by growth in its Diagnostic Systems and Biosciences units.
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
Cash flows from operating activities were $1.017 billion in the first six months of fiscal year 2018. At March 31, 2018, we had $1.4 billion in cash and equivalents and short-term investments, including restricted cash. We continued to return value to our shareholders in the form of dividends. During the first six months of fiscal year 2018, we paid cash dividends of $449 million.

Each reporting period, we face currency exposure that arises from translating the results of our worldwide operations to the U.S. dollar at exchange rates that fluctuate from the beginning of such period. A weaker U.S. dollar, compared to the prior-year period, resulted in a favorable foreign currency translation impact to our revenue and earnings during the second quarter of fiscal year 2018.  We evaluate our results of operations on both a reported and a foreign currency-neutral basis, which excludes the impact of fluctuations in foreign currency exchange rates. As exchange rates are an important factor in understanding period-to-period comparisons, we believe the presentation of results on a foreign currency-neutral basis in addition to reported results helps improve investors’ ability to understand our operating results and evaluate our performance in comparison to prior periods. Foreign currency-neutral ("FXN") information compares results between periods as if exchange rates had remained constant period-over-period. We use results on a foreign currency-neutral basis as one measure to evaluate our performance. We calculate foreign currency-neutral percentages by converting our current-period local currency financial results using the prior-period foreign currency exchange rates and comparing these adjusted amounts to our current-period results. These results should be considered in addition to, not as a substitute for, results reported in accordance with U.S. generally accepted accounting principles ("GAAP"). Results on a foreign currency-neutral basis, as we present them, may not be comparable to similarly titled measures used by other companies and are not measures of performance presented in accordance with U.S. GAAP.
Results of Operations
Medical Segment
The following summarizes second quarter Medical revenues by organizational unit:

	Three months ended March 31,
(Millions of dollars)	2018	2017	Total Change	Estimated FX Impact	FXN Change
Medication Delivery Solutions (a)	$958	$693	38.3%	4.4%	33.9%
Medication Management Solutions	581	567	2.5%	2.0%	0.5%
Diabetes Care	267	243	9.8%	4.1%	5.7%
Pharmaceutical Systems	366	312	17.4%	9.5%	7.9%
Total Medical Revenues	$2,172	$1,815	19.7%	4.4%	15.3%

(a)The presentation of prior-period amounts reflects a reclassification of $173 million of certain product revenues from the Medical segment to the Interventional segment as further discussed in Note 6 in the Notes to Condensed Consolidated Financial Statements.

Second quarter Medical segment growth was favorably impacted by the inclusion of revenues associated with certain Bard products within the Medication Delivery Solutions unit, beginning on January 1, 2018. The Medical segment's underlying revenue growth was driven by sales of the Medication Delivery Solutions unit's vascular access and vascular care products. In addition, sales of the Pharmaceutical Systems unit's safety-engineered products and the Diabetes Care unit's pen needles also contributed to growth. The Medication Management Solutions unit's revenues were unfavorably impacted by a modification to dispensing equipment lease contracts with customers, which took place in April 2017. As a result of the lease modification, substantially all new lease contracts are accounted for as operating leases with revenue recognized over the agreement term, rather than upon the placement of capital. In the second quarter of 2018, revenues in the Medication Management Solutions unit included $67 million of revenues relating to preexisting amended lease contracts.

Medical segment total revenues for the six-month period were as follows:

	Six months ended March 31,
(Millions of dollars)	2018	2017	Total Change	Estimated FX Impact	FXN Change
Total Medical Revenues (a)	$4,024	$3,606	11.6%	3.1%	8.5%

(a)The presentation of prior-period amounts reflects a reclassification of $346 million of certain product revenues from the Medical segment to the Interventional segment as further discussed in Note 6 in the Notes to Condensed Consolidated Financial Statements.

Medical segment operating income for the three and six-month periods was as follows:

	Three months ended March 31,		Six months ended March 31,
(Millions of dollars)	2018	2017	2018	2017
Medical segment operating income	$588	$475	$1,211	$960

Segment operating income as % of Medical revenues	27.1%	26.2%	30.1%	26.6%

The Medical segment's operating income was driven by its performance with respect to gross profit margin and operating expenses. Gross profit margin was lower in the second quarter of 2018 as compared with the second quarter of 2017 primarily due to amortization of intangible assets acquired in the Bard transaction and $53 million of expense related to the recognition of a fair value step-up adjustment relating to Bard's inventory on the acquisition date. This unfavorable impact to the Medical segment's gross margin was partially offset by lower manufacturing costs resulting from continuous improvement projects which enhanced the efficiency of our operations, as well as a favorable product mix impact relating to the Bard products reported within the segment. Selling and administrative expense as a percentage of revenues in the second quarter of 2018 was lower compared with the prior-year period, which primarily reflected a reduction in the general and administrative costs allocated to the segment, as is further discussed in Note 6 in the Notes to Condensed Consolidated Financial Statements. Research and development expense as a percentage of revenues was higher in the second quarter of 2018 as compared with the second quarter of 2017 due to increased investment in new products and platforms.

Life Sciences Segment
The following summarizes second quarter Life Sciences revenues by organizational unit:

	Three months ended March 31,
(Millions of dollars)	2018	2017	Total Change	Estimated FX Impact	FXN Change
Preanalytical Systems	$381	$363	5.1%	4.1%	1.0%
Diagnostic Systems	410	350	17.0%	4.4%	12.6%
Biosciences	307	269	13.9%	5.0%	8.9%
Total Life Sciences Revenues	$1,098	$982	11.8%	4.5%	7.3%

The Life Sciences segment's revenue growth in the second quarter was primarily driven by influenza-related sales in the Diagnostic Systems unit due to an earlier and more severe influenza season in the current year compared with the prior-year period. The Diagnostic Systems unit's revenues were also driven by sales of core microbiology products. The segment's second quarter revenue growth was also driven by the Biosciences unit's sales of recently launched products. The Preanalytical Systems unit's revenues reflected an unfavorable comparison to the prior-year period and the impact of a production issue which affected one of the unit's product lines. This production issue was resolved during the quarter.

Life Sciences segment total revenues for the six-month period were as follows:

	Six months ended March 31,
(Millions of dollars)	2018	2017	Total Change	Estimated FX Impact	FXN Change
Total Life Sciences Revenues	$2,143	$1,940	10.4%	3.1%	7.3%
Life Sciences segment operating income for the three and six-month periods was as follows:

	Three months ended March 31,		Six months ended March 31,
(Millions of dollars)	2018	2017	2018	2017
Life Sciences segment operating income	$336	$177	$652	$376

Segment operating income as % of Life Sciences revenues	30.6%	18.0%	30.4%	19.4%
The Life Sciences segment's operating income was driven by its performance with respect to gross profit margin and operating expenses. Gross profit margin in the second quarter of fiscal year 2018 was higher compared with the second quarter of 2017 primarily due to lower manufacturing costs resulting from continuous improvement projects which enhanced the efficiency of our operations, as well as favorable product mix. Selling and administrative expense as a percentage of revenues in the second quarter of 2018 was lower compared with the prior-year period, primarily due to a reduction in the general and administrative costs allocated to the segment, as noted above. Research and development expense as a percentage of revenues was also lower in the second quarter of 2018 as compared with the second quarter of 2017 due to the lower allocations of costs.
Interventional Segment
The following summarizes second quarter Interventional revenues by organizational unit:

	Three months ended March 31,
(Millions of dollars)	2018	2017	Total Change	Estimated FX Impact	FXN Change
Surgery (a)	$351	$168	NM	—%	NM
Peripheral Intervention (a)	338	5	NM	—%	NM
Urology and Critical Care	264	—	NM	—%	NM
Total Interventional Revenues	$952	$173	NM	—%	NM

(a)The presentation of prior-period amounts reflects a reclassification of $173 million of certain product revenues from the Medical segment to the Interventional segment as further discussed in Note 6 in the Notes to Condensed Consolidated Financial Statements.

Interventional segment total revenues for the six-month period were as follows:

	Six months ended March 31,
(Millions of dollars)	2018	2017	Total Change	Estimated FX Impact	FXN Change
Total Interventional Revenues (a)	$1,135	$346	NM	—%	NM

(a)The presentation of prior-period amounts reflects a reclassification of $346 million of certain product revenues from the Medical segment to the Interventional segment as further discussed in Note 6 in the Notes to Condensed Consolidated Financial Statements.

Interventional segment operating income for the three and six-month periods was as follows:

	Three months ended March 31,		Six months ended March 31,
(Millions of dollars)	2018	2017	2018	2017
Interventional segment operating income	$(154)	$61	$(72)	$126

Segment operating income as % of Interventional revenues	(16.2)%	35.6%	(6.4)%	36.4%

The Interventional segment's operating (loss) income is driven by its performance with respect to gross profit margin and operating expenses. The Interventional segment's operating income in the current-year periods reflected expense related to the recognition of a fair value step-up adjustment of $369 million relating to Bard's inventory on the acquisition date. The fair value adjustment is a required non-cash adjustment to the value of acquired inventory and is expensed over a four-month period, consistent with an estimate of the period of time to sell the acquired inventory.
Geographic Revenues
BD’s worldwide second quarter revenues by geography were as follows:

	Three months ended March 31,
(Millions of dollars)	2018	2017	Total Change	Estimated FX Impact	FXN Change
United States	$2,325	$1,627	42.9%	—%	42.9%
International	1,898	1,342	41.4%	11.2%	30.2%
Total Revenues	$4,222	$2,969	42.2%	5.0%	37.2%
Second quarter U.S. revenue growth benefited from the inclusion of revenues associated with Bard products in our financial results beginning on January 1, 2018. Underlying second quarter revenue growth in the United States was also driven by the Medical segment's Medication Delivery Solutions unit and by the Life Sciences segment's Diagnostic Systems unit. U.S. revenue growth was unfavorably impacted by the modification to dispensing equipment lease contracts with customers in the Medical segment's Medication Management Solutions unit.
Second quarter international revenue growth benefited from the inclusion of revenues associated with Bard products in our financial results. International second quarter revenues also reflected increased sales in the Medical segment's Medication Delivery Solutions and Pharmaceutical Systems units, as well as growth attributable to sales in the Life Sciences segment's Diagnostic Systems and Biosciences units.
Emerging market revenues for the second quarter were $631 million, compared with $452 million in the prior year’s quarter. Emerging market revenues in the current-year period also included an estimated $25 million favorable impact due to foreign currency translation. Second quarter revenue growth in emerging markets benefited from the inclusion of revenues associated with Bard products in our financial results. Underlying growth was particularly driven by sales in China and EMA.

Specified Items
Reflected in the financial results for the three and six-month periods of fiscal years 2018 and 2017 were the following specified items:

	Three months ended March 31,		Six months ended March 31,
(Millions of dollars)	2018	2017	2018	2017
Integration costs (a)	$79	$63	$153	$109
Restructuring costs (a)	19	11	255	46
Transaction costs (a)	7	8	51	14
Financing impacts (b)	—	—	49	—
Purchase accounting adjustments (c)	790	129	925	255
Hurricane recovery costs (d)	5	—	12	—
Losses on debt extinguishment (e)	13	—	13	42
Litigation-related item (f)	—	—	—	(336)
Total specified items	912	211	1,457	130
Less: tax impact of specified items and tax reform (g)	137	54	2	27
After-tax impact of specified items	$775	$157	$1,455	$103

(a)	Represents integration, restructuring and transaction costs, recorded in Acquisitions and other restructurings, which are further discussed below.

(b)	Represents financing impacts associated with the Bard acquisition, which were recorded in Interest income and Interest expense.

(c)
Primarily represents non-cash amortization expense associated with acquisition-related identifiable intangible assets. BD’s amortization expense is primarily recorded in Cost of products sold. The amounts in 2018 also included a fair value step-up adjustment of $422 million relating to Bard's inventory on the acquisition date.

(d)	Represents costs incurred as a result of hurricane-related damage to production facilities in Puerto Rico.

(e)	Represents losses recognized in Other income (expense), net upon our extinguishment of certain long-term senior notes.

(f)	Represents the reversal of certain reserves related to an appellate court decision recorded related to RTI in Other operating income (expense), net.

(g)
The amount in the six-month period of fiscal year 2018 includes additional tax expense, net, of $275 million relating to new U.S. tax legislation, as discussed above. An estimated one-time transition tax payable of $561 million, payable over an eight year period with 8% due in each of the first five years, was offset by a tax benefit of $285 million related to the remeasurement of deferred tax balances due to the lower corporate tax rate at which they are expected to reverse in the future.

Gross Profit Margin
Gross profit margin for the three and six-month periods of fiscal year 2018 compared with the prior-year periods in 2017 reflected the following impacts:

	Three-month period	Six-month period
March 31, 2017 gross profit margin %	48.2%	49.0%
Bard acquisition-related asset depreciation, amortization and inventory step-up adjustment	(14.9)%	(8.6)%
Impact of Bard on product mix	2.7%	1.4%
Operating performance	1.3%	0.9%
Foreign currency translation	0.7%	0.5%
March 31, 2018 gross profit margin %	38.0%	43.2%
Operating performance in the current-year periods was favorably impacted by lower manufacturing costs resulting from the continuous operations improvement projects discussed above, offset by various unfavorable impacts to gross margin including higher raw material costs and pricing pressure.

Operating Expenses
A summary of operating expenses for the three and six-month periods of fiscal years 2018 and 2017 is as follows:

	Three months ended March 31,		Increase (decrease) in basis points	Six months ended March 31,		Increase (decrease) in basis points
	2018	2017		2018	2017
(Millions of dollars)
Selling and administrative expense	$1,057	$724		$1,831	$1,432
% of revenues	25.0%	24.4%	60	25.1%	24.3%	80

Research and development expense	$260	$187		$452	$368
% of revenues	6.2%	6.3%	(10)	6.2%	6.2%	—

Acquisitions and other restructurings	$104	$76		$458	$163

Other operating (income) expense, net	$—	$—		$—	$(336)
Selling and administrative expense
The increase in selling and administrative expense as a percentage of revenues in the current year’s three-month period was primarily attributable to higher selling and general administrative costs, largely driven by the inclusion of Bard in the current-year results. The increase in selling and administrative expense as a percentage of revenues in the current year’s six-month period was primarily attributable to higher selling and shipping costs.
Research and development expense
Research and development expense as a percentage of revenues was relatively flat in the current three-month and six-month periods compared with the prior-year periods, which reflected our continued commitment to invest in new products and platforms.
Acquisitions and other restructurings
Costs relating to acquisitions and other restructurings in the current year's three and six-month periods primarily represented restructuring and transaction costs incurred due to our acquisition of Bard, and to a lesser extent, restructuring costs related to our fiscal year 2015 acquisition of CareFusion and other portfolio rationalization initiatives. Integration costs incurred in the current three and six-month periods were attributable to both the Bard and CareFusion acquisitions. Substantially all of the integration, restructuring and transaction costs in the prior-year's three and six-month period were attributable to the CareFusion acquisition and other portfolio rationalization initiatives. For further disclosures regarding the Bard acquisition and restructuring costs, refer to Notes 8 and 9 in the Notes to Condensed Consolidated Financial Statements.
Other operating (income) expense, net
Other operating income in the prior year's six-month period included the $336 million reversal of certain reserves related to an appellate court decision which, among other things, reversed an unfavorable antitrust judgment in the RTI case. Additional disclosures regarding these legal matters are provided in Note 5 in the Notes to Condensed Consolidated Financial Statements.

Nonoperating Income
Net interest expense
The components for the three and six-month periods of fiscal years 2018 and 2017 were as follows:

	Three months ended March 31,		Six months ended March 31,
(Millions of dollars)	2018	2017	2018	2017
Interest expense	$(185)	$(86)	$(343)	$(181)
Interest income	4	7	48	12
Net interest expense	$(181)	$(79)	$(295)	$(169)
The increases in interest expense for the three and six-month periods of fiscal year 2018 compared with the prior year's periods primarily reflected higher levels of debt due to our issuances of senior unsecured U.S. notes during the third quarter of 2017. The decrease in interest income for the three-month period of fiscal year 2018 compared with the prior year’s period primarily reflected a decline in the value of deferred compensation plan assets. The increase in interest income for the six-month period of fiscal year 2018 compared with the prior year’s period primarily reflected higher levels of cash held throughout the first quarter of fiscal year 2018, in anticipation of closing the Bard acquisition at the end of the first quarter.
Other income (expense), net
The components for the three and six-month periods of fiscal years 2018 and 2017 were as follows:

	Three months ended March 31,		Six months ended March 31,
(Millions of dollars)	2018	2017	2018	2017
Losses on debt extinguishment (a)	$(13)	$—	$(13)	$(42)
Share of Vyaire Medical venture results, net of income from transition services agreements	(6)	(9)	(9)	5
Other equity investment income	1	2	2	3
Gains (losses) on undesignated foreign exchange derivatives, net	6	1	(2)	(3)
Royalty income (b)	17	—	17	—
Other	—	1	—	2
Other income (expense), net	$4	$(5)	$(6)	$(35)

(a)	Represents losses recognized upon our repurchase and extinguishment of certain senior notes.

(b)	Represents the royalty income stream acquired in the Bard transaction, net of non-cash purchase accounting amortization. The royalty income stream was previously reported by Bard as revenues.
Income Taxes
The income tax rates for the three and six-month periods of fiscal years 2018 and 2017 are provided below.

	Three months ended March 31,		Six months ended March 31,
	2018	2017	2018	2017
Effective income tax rate	288.8%	4.9%	233.3%	14.1%

Impact, in basis points, from specified items	27,190	760	21,660	70
The increase in the effective income tax rate for the three and six-month periods of fiscal year 2018 is attributable to certain effects of new U.S. tax legislation that was enacted in December 2017. As previously discussed above, we recognized additional year-to-date tax expense of $275 million based upon our reasonable estimates of the effects of the new legislation. This additional expense was partially offset by the favorable tax impacts in the current year periods from specified items. The effective income tax rates for the three and six-month periods in 2017 were favorably impacted by the tax benefits recorded upon the settlement of share-based compensation awards in connection with a change in accounting requirements relating to the income tax effects of share-based compensation awards. The rate in the prior-year six-month period was unfavorably impacted by BD's geographical mix of income and the tax impact associated with the reversal of certain reserves related to an appellate court decision, as previously discussed.
Net Income (Loss) and Diluted Earnings per Share
Net Income and Diluted Earnings per Share for the three and six-month periods of fiscal years 2018 and 2017 were as follows:

	Three months ended March 31,		Six months ended March 31,
	2018	2017	2018	2017
Net Income (Loss) (Millions of dollars)	$(12)	$344	$(148)	$905
Diluted Earnings (Loss) per Share	$(0.19)	$1.58	$(0.90)	$4.15

Unfavorable impact-specified items	$(2.90)	$(0.72)	$(5.86)	$(0.47)
Favorable impact-foreign currency translation	$0.16		$0.22
Dilutive impact of BD shares	$0.06		$(0.20)

The dilutive impact for the three-month period of fiscal year 2018 represents the impact of share equivalents associated with share-based plans that were excluded from the reported diluted shares outstanding calculation because the result would have been antidilutive. The dilutive impact for the six-month period of fiscal year 2018 additionally includes the unfavorable impacts of BD shares issued through public offerings of equity securities in the third quarter of fiscal year 2017, in anticipation of the Bard acquisition, and of BD shares issued as consideration transferred in the first quarter of fiscal year 2018 for the Bard acquisition as is further discussed in Note 8 in the Notes to Condensed Consolidated Financial Statements.
Liquidity and Capital Resources
The following table summarizes our condensed consolidated statement of cash flows:

	Six months ended March 31,
(Millions of dollars)	2018	2017
Net cash provided by (used for)
Operating activities	$1,017	$1,040
Investing activities	$(15,540)	$(155)
Financing activities	$1,565	$(1,861)
Net Cash Flows from Operating Activities
Cash generated from operations, along with available cash and cash equivalents, is expected to be sufficient to fund our normal operating needs for the remainder of fiscal year 2018. Normal operating needs in fiscal year 2018 include working capital, capital expenditures, and cash dividends. The change in cash flows from operating activities reflected a net loss for the first six months of fiscal year 2018, as well as a change to deferred tax asset and liability balances which were remeasured under the recently enacted tax legislation, as previously discussed above. The change in cash flows from operating activities in the current-year period also reflected a discretionary cash contribution of $112 million to fund our pension obligation. The current period change in operating assets and liabilities was a net source of cash and primarily reflected higher levels of accounts payable and accrued expenses, primarily due to an increase in income taxes payable, and lower levels of inventory. As noted above, both the current and prior-year periods reflected losses recorded upon our extinguishment of certain long-term notes which are included within Other, net.
Net Cash Flows from Investing Activities
Our investments in capital expenditures are focused on projects that enhance our cost structure and manufacturing capabilities, and support our strategy of geographic expansion with select investments in growing markets. Capital expenditure-related cash outflows were $391 million in the first six months of fiscal year 2018, compared with $272 million in the prior-year period. The current-year period's net cash flows transferred for acquisitions of $15.118 billion primarily related to the Company's acquisition of Bard. Cash provided by investing activities in the first six months of fiscal years 2018 and 2017 included $100 million and $165 million of proceeds from divestitures, respectively.

Net Cash Flows from Financing Activities
Net cash from financing activities in the first six months of fiscal years 2018 and 2017 included the following significant cash flows:

	Six months ended March 31,
(Millions of dollars)	2018	2017
Cash inflow (outflow)
Increase (decrease) in borrowings under credit facilities	$380	$(50)
Proceeds from long-term debt	$3,622	$1,054
Payments of debt	$(1,833)	$(2,189)
Share repurchases under accelerated share repurchase agreement	$—	$(220)
Dividends paid	$(449)	$(312)
Certain measures relating to our total debt were as follows:

(Millions of dollars)	March 31, 2018	September 30, 2017
Total debt	$22,791	$18,870

Short-term debt as a percentage of total debt	0.9%	1.1%
Weighted average cost of total debt	3.3%	3.3%
Total debt as a percentage of total capital*	49.1%	57.5%
*    Represents shareholders’ equity, net non-current deferred income tax liabilities, and debt.
Cash and Short-term Investments
At March 31, 2018, total worldwide cash and short-term investments, including restricted cash, were approximately $1.4 billion, which was primarily held in jurisdictions outside of the United States. We regularly review the amount of cash and short-term investments held outside the United States and currently intend to use such amounts to fund our international operations and their growth initiatives.
Financing Facilities
In May 2017, we entered into a three-year $2.25 billion senior unsecured term loan facility. We used the $2.25 billion of proceeds drawn from this facility in December 2017 to fund a portion of the cash consideration for the Bard acquisition, as well as the fees and expenses incurred in connection with the acquisition. Borrowings outstanding under the term loan facility were $1.4 billion at March 31, 2018.

Also in May 2017, we entered into a five-year senior unsecured revolving credit facility which became effective upon the closing of the Bard acquisition and which provides borrowing of up to $2.25 billion. This facility will expire in December 2022 and replaced the $1.5 billion syndicated credit facility we previously had in place with an expiration date of January 2022. We will be able to issue up to $100 million in letters of credit under this new revolving credit facility and it also includes a provision that enables BD, subject to additional commitments made by the lenders, to access up to an additional $500 million in financing through the facility for a maximum aggregate commitment of $2.75 billion. We will use proceeds from this facility to fund general corporate needs and to redeem, repurchase or defease certain of Bard's outstanding senior unsecured notes that were assumed upon the closing of the acquisition. Borrowings outstanding under the revolving credit facility were $380 million at March 31, 2018.

The agreements for both the new term loan and revolving credit facility contained the following financial covenants. We were in compliance with these covenants as of March 31, 2018.

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

We also have informal lines of credit outside the United States. The Company had no commercial paper borrowings outstanding as of March 31, 2018. We may, from time to time, sell certain trade receivable assets to third parties as we manage working capital over the normal course of our business activities.
Debt ratings
Our corporate credit ratings with the rating agencies Standard & Poor's Ratings Services ("S&P"), Moody's Investor Service (Moody's) and Fitch Ratings ("Fitch") were as follows at March 31, 2018:

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

•
The impact resulting from the recent U.S. tax reform, commonly referred to as the Tax Cuts and Job Act (the “Act”), which, among other things, reduces the U.S. federal corporate tax rate, imposes a one-time tax on earnings of certain foreign subsidiaries that were previously tax deferred, and imposes a new minimum tax on foreign earnings. While BD has previously recognized a provisional expense based on what it believes is a reasonable estimate of the income tax effects of the Act, this expense could change materially as BD refines its analysis.

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

•
The impact of changes in U.S. federal laws and policy that could affect fiscal and tax policies, healthcare, and international trade, including import and export regulation and international trade agreements. Recently, the U.S. and China have imposed tariffs on products imported into their respective countries. While we currently do not anticipate that these tariffs will have a material impact on our business, the list of items subject these tariffs is not yet finalized and it is possible that they could adversely impact our supply chain costs or our ability to sell certain of our products in China.  Additional tariffs or other trade barriers imposed by the U.S. or other countries could adversely impact our results of operations.

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

•
Our ability to penetrate or expand our operations in emerging markets, which depends on local economic and political conditions, and how well we are able to acquire or form strategic business alliances with local companies and make necessary infrastructure enhancements to production facilities and distribution networks. Our international operations also increase our compliance risks, including risks under the Foreign Corrupt Practices Act and other anti-corruption laws, as well as privacy laws.

•
Conditions in international markets, including social and political conditions, civil unrest, terrorist activity, governmental changes, trade barriers, restrictions on the ability to transfer capital across borders, difficulties in protecting and enforcing our intellectual property rights and governmental expropriation of assets. This includes the possible impact of the June 2016 advisory referendum by British voters to exit the European Union, which has created uncertainties affecting business operations in the United Kingdom and the EU.

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
Item 4.    Controls and Procedures
An evaluation was carried out by BD’s management, with the participation of BD’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of BD’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of March 31, 2018. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were, as of the end of the period covered by this report, effective and designed to ensure that material information relating to BD and its consolidated subsidiaries would be made known to them by others within these entities. On December 29, 2017, BD completed the acquisition of Bard. BD has extended its oversight and monitoring processes that support our internal control over financial reporting, as well as its disclosure controls and procedures, to include Bard’s operations. BD is continuing to integrate the acquired operations of Bard. There were no other changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2018 identified in connection with the above-referenced evaluation that have materially affected, or are reasonably likely to materially affect, BD’s internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1.    Legal Proceedings
We are involved, both as a plaintiff and a defendant, in various legal proceedings which arise in the ordinary course of business, including product liability and environmental matters as set forth in our 2017 Annual Report on Form 10-K and in Note 5 of the Notes to Condensed Consolidated Financial Statements in this report. Since December 31, 2017, there have been no material developments with respect to the legal proceedings in which we are involved, except as provided below.
Hernia Product Claims
On April 11, 2018, plaintiffs’ attorneys filed a request for the creation of a new hernia multi-district litigation in either the Southern District of Ohio or the Western District of Missouri.
Women's Health Product Claims
A trial in the New Jersey coordinated proceeding began in March 2018, and in April 2018 a jury entered a verdict against the BD in the total amount of $68 million. BD intends to challenge that verdict.
Filter Product Claims
On March 30, 2018, a jury in the first MDL trial found the company liable for negligent failure to warn and entered a verdict in favor of plaintiffs. The jury found BD was not liable for (a) strict liability design defect; (b) strict liability failure to warn; and (c) negligent design. BD intends to challenge that verdict.
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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
The table below sets forth certain information regarding our purchases of common stock of BD during the quarter ended March 31, 2018.
Issuer Purchases of Equity Securities

For the three months ended March 31, 2018	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
January 1 – 31, 2018	1,729	$223.53	—	7,857,742
February 1 – 28, 2018	585	211.13	—	7,857,742
March 1 – 31, 2018	—	—	—	7,857,742
Total	2,314	$220.39	—	7,857,742

(1)
Consists of 2,314 shares purchased during the quarter in open market transactions by the trust relating to BD’s Deferred Compensation and Retirement Benefit Restoration Plan and 1996 Directors’ Deferral Plan.

(2)	Represents shares available under a repurchase program authorized by the Board of Directors on September 24, 2013 for 10 million shares, for which there is no expiration date.

Item 3.    Defaults Upon Senior Securities
Not applicable.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information

Not applicable.

Item 6.    Exhibits

Exhibit 3.1	By-laws, as amended as of April 24, 2018 (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed by the registrant on April 25, 2018).

Exhibit 4.1	Form of 0.368% Notes due on June 6, 2019 (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K of the registrant filed on February 22, 2018).

Exhibit 4.2	Form of Floating Rate Notes due December 29, 2020 (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K of the registrant filed on March 1, 2018).

Exhibit 31	Certifications of Chief Executive Officer and Chief Financial Officer, pursuant to SEC Rule 13a - 14(a).

Exhibit 32	Certifications of Chief Executive Officer and Chief Financial Officer, pursuant to Rule 13a - 14(b) and Section 1350 of Chapter 63 of Title 18 of the U.S. Code.

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
Dated: May 3, 2018

/s/ Christopher Reidy
Christopher Reidy
Executive Vice President, Chief Financial Officer and Chief Administrative Officer
(Principal Financial Officer)

/s/ John Gallagher
John Gallagher
Senior Vice President, Corporate Finance, Controller and Treasurer
(Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibits

3.1	By-laws, as amended as of April 24, 2018 (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed by the registrant on April 25, 2018).

4.1	Form of 0.368% Notes due on June 6, 2019 (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K of the registrant filed on February 22, 2018).

4.2	Form of Floating Rate Notes due December 29, 2020 (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K of the registrant filed on March 1, 2018).

31	Certifications of Chief Executive Officer and Chief Financial Officer, pursuant to SEC Rule 13a - 14(a).

32	Certifications of Chief Executive Officer and Chief Financial Officer, pursuant to Rule 13a - 14(b) and Section 1350 of Chapter 63 of Title 18 of the U.S. Code.

101
The following materials from this report, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.