Form 10-Q
period 2018-06-30
BECTON DICKINSON & CO
filed 2018-08-02
CIK 10795

Table of Contents

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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
There were 267,563,574 shares of Common Stock, $1.00 par value, outstanding at June 30, 2018.

BECTON, DICKINSON AND COMPANY
FORM 10-Q
For the quarterly period ended June 30, 2018

ITEM 1. FINANCIAL STATEMENTS
BECTON, DICKINSON AND COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
Millions of dollars

	June 30, 2018	September 30, 2017
Assets	(Unaudited)
Current Assets:
Cash and equivalents	$1,384	$14,179
Restricted cash	125	—
Short-term investments	15	21
Trade receivables, net	2,243	1,744
Inventories:
Materials	514	313
Work in process	330	271
Finished products	1,718	1,234
	2,562	1,818
Prepaid expenses and other	1,196	871
Total Current Assets	7,525	18,633
Property, Plant and Equipment	10,384	9,389
Less allowances for depreciation and amortization	5,063	4,752
Property, Plant and Equipment, Net	5,321	4,638
Goodwill	23,505	7,563
Developed Technology, Net	12,301	2,478
Customer Relationships, Net	3,804	2,830
Other Intangibles, Net	537	585
Other Assets	984	1,007
Total Assets	$53,977	$37,734
Liabilities and Shareholders’ Equity
Current Liabilities:
Short-term debt	$1,900	$203
Payables and accrued expenses	4,207	3,139
Total Current Liabilities	6,106	3,342
Long-Term Debt	20,350	18,667
Long-Term Employee Benefit Obligations	1,075	1,168
Deferred Income Taxes and Other	5,088	1,609
Commitments and Contingencies (See Note 5)
Shareholders’ Equity
Preferred stock	2	2
Common stock	347	347
Capital in excess of par value	16,193	9,619
Retained earnings	12,971	13,111
Deferred compensation	22	19
Common stock in treasury - at cost	(6,275)	(8,427)
Accumulated other comprehensive loss	(1,902)	(1,723)
Total Shareholders’ Equity	21,357	12,948
Total Liabilities and Shareholders’ Equity	$53,977	$37,734
Amounts may not add due to rounding.
See notes to condensed consolidated financial statements

BECTON, DICKINSON AND COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
Millions of dollars, except per share data
(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2018	2017	2018	2017
Revenues	$4,278	$3,035	$11,581	$8,927
Cost of products sold	2,262	1,532	6,410	4,539
Selling and administrative expense	1,081	719	2,912	2,151
Research and development expense	277	186	728	554
Acquisitions and other restructurings	146	81	604	243
Other operating expense, net	—	741	—	405
Total Operating Costs and Expenses	3,766	3,258	10,655	7,892
Operating Income (Loss)	513	(223)	926	1,035
Interest expense	(182)	(184)	(525)	(364)
Interest income	8	19	55	31
Other income (expense), net	308	(16)	302	(51)
Income (Loss) Before Income Taxes	647	(404)	759	650
Income tax provision (benefit)	53	(271)	313	(123)
Net Income (Loss)	594	(132)	446	773
Preferred stock dividends	(38)	(32)	(114)	(32)
Net income (loss) applicable to common shareholders	$556	$(165)	$332	$741

Basic Earnings (Loss) per Share	$2.08	$(0.75)	$1.30	$3.43
Diluted Earnings (Loss) per Share	$2.03	$(0.75)	$1.27	$3.36
Dividends per Common Share	$0.75	$0.73	$2.25	$2.19
Amounts may not add due to rounding.
See notes to condensed consolidated financial statements

BECTON, DICKINSON AND COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Millions of dollars
(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2018	2017	2018	2017
Net Income (Loss)	$594	$(132)	$446	$773
Other Comprehensive (Loss) Income, Net of Tax
Foreign currency translation adjustments	(214)	87	(122)	(52)
Defined benefit pension and postretirement plans	16	15	(57)	44
Cash flow hedges	1	(15)	—	15
Other Comprehensive (Loss) Income, Net of Tax	(197)	86	(179)	7
Comprehensive Income (Loss)	$397	$(46)	$267	$780
Amounts may not add due to rounding.
See notes to condensed consolidated financial statements

BECTON, DICKINSON AND COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Millions of dollars
(Unaudited)

	Nine Months Ended June 30,
	2018	2017
Operating Activities
Net income	$446	$773
Adjustments to net income to derive net cash provided by operating activities:
Depreciation and amortization	1,412	802
Share-based compensation	261	138
Deferred income taxes	(472)	(339)
Change in operating assets and liabilities	430	(665)
Pension obligation	(228)	56
Excess tax benefits from payments under share-based compensation plans	63	60
Lease contract modification-related charge	—	741
Gain on sale of Vyaire interest	(308)	—
Other, net	(45)	(142)
Net Cash Provided by Operating Activities	1,559	1,424
Investing Activities
Capital expenditures	(588)	(467)
Proceeds from sale of investments, net	13	17
Acquisitions of businesses, net of cash acquired	(15,111)	(158)
Proceeds from divestitures, net	534	165
Other, net	(145)	(94)
Net Cash Used for Investing Activities	(15,298)	(536)
Financing Activities
Change in credit facility borrowings	200	50
Proceeds from long-term debt	4,335	11,462
Payments of debt	(2,723)	(3,980)
Proceeds from issuance of equity securities	—	4,827
Repurchase of common stock	—	(220)
Dividends paid	(687)	(478)
Other, net	(176)	(229)
Net Cash Provided by Financing Activities	949	11,433
Effect of exchange rate changes on cash and equivalents	(5)	(11)
Net (decrease) increase in cash and equivalents	(12,795)	12,310
Opening Cash and Equivalents	14,179	1,541
Closing Cash and Equivalents	$1,384	$13,852

Non-Cash Investing Activities
Fair value of shares issued as acquisition consideration (See Note 8)	$8,004	$—
Fair value of equity awards issued as acquisition consideration (See Note 8)	$613	$—
Amounts may not add due to rounding.
See notes to condensed consolidated financial statements

BECTON, DICKINSON AND COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
Note 1 – Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, in the opinion of the management of Becton, Dickinson and Company (the "Company"), include all adjustments which are of a normal recurring nature, necessary for a fair presentation of the financial position and the results of operations and cash flows for the periods presented. However, the financial statements do not include all information and accompanying notes required for a presentation in accordance with U.S. generally accepted accounting principles ("U.S. GAAP"). These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s 2017 Annual Report on Form 10-K. Within the financial statements and tables presented, certain columns and rows may not add due to the use of rounded numbers for disclosure purposes. Percentages and earnings per share amounts presented are calculated from the underlying amounts. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year.
Note 2 – Accounting Changes
New Accounting Principle Adopted
In the second quarter of its fiscal year 2018, the Company prospectively adopted an accounting standard update issued by the Financial Accounting Standards Board ("FASB") relating to the stranded income tax effects on items within Accumulated other comprehensive income (loss) resulting from the enactment of new U.S. tax legislation, which legislation is further discussed in Note 15. Additional disclosures regarding this accounting standard adoption are provided in Note 3.
New Accounting Principles Not Yet Adopted
In February 2016, the FASB issued a new lease accounting standard which requires lessees to recognize lease assets and lease liabilities on the balance sheet.  The new standard also requires expanded disclosures regarding leasing arrangements.  The Company will adopt the standard on October 1, 2019 and has commenced its initial assessment of the impact on its consolidated financial statements.
In May 2014, the FASB issued a new revenue recognition standard. Under this standard, revenue will be recognized upon the transfer of goods or services to customers and the amount of revenue recognized will reflect the consideration to which a reporting entity expects to be entitled in exchange for those goods or services. The Company will adopt the standard on October 1, 2018 and currently plans to use the modified retrospective method. The Company has completed an initial assessment to identify the potential areas of impact that this new revenue recognition standard will have on its consolidated financial statements.  As part of the initial assessment, the Company reviewed a representative sample of its contracts across its various businesses and geographies to identify potential differences that could result from applying the requirements of the new standard.  The analysis included identifying whether there may be differences in timing of revenue recognition under the new standard as well as assessing performance obligations, variable consideration, and contract costs. The Company has not yet estimated the impact of the new standard on the timing and pattern of its revenue recognition. The Company has apprised its audit committee of the project status regularly.
Note 3 – Accumulated Other Comprehensive Income (Loss)
The components and changes of Accumulated other comprehensive income (loss) for the nine-month period ended June 30, 2018 were as follows:

(Millions of dollars)	Total	Foreign Currency Translation	Benefit Plans	Cash Flow Hedges
Balance at September 30, 2017	$(1,723)	$(1,001)	$(703)	$(18)
Other comprehensive (loss) income before reclassifications, net of taxes	(118)	(122)	4	—
Amounts reclassified into income, net of taxes	42	—	38	4
Tax effects reclassified to retained earnings	(103)	—	(99)	(4)
Balance at June 30, 2018	$(1,902)	$(1,123)	$(760)	$(18)
The amount of foreign currency translation recognized in other comprehensive income during the nine months ended June 30, 2018 included net gains relating to net investment hedges, as further discussed in Note 12. As permitted under recently issued

U.S. GAAP guidance, the Company reclassified stranded income tax effects on items within Accumulated other comprehensive income (loss) resulting from the enactment of new U.S. tax legislation, which legislation is further discussed in Note 15, to Retained earnings during the second quarter of fiscal year 2018. As further discussed in Note 15, the Company has not completed its accounting for the tax effects of the new legislation and as the Company continues to analyze the impact of the legislation on its existing deferred tax balances, the provisional amounts that have been recorded will be updated as required. The reclassified tax effects related to prior service credits and net actuarial losses relating to benefit plans, as well as to terminated cash flow hedges. The tax effects relating to these items are generally recognized as such amounts are amortized into earnings.

Note 4 – Earnings per Share
The weighted average common shares used in the computations of basic and diluted earnings per share (shares in thousands) were as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2018	2017	2018	2017
Average common shares outstanding	267,836	220,807	254,934	215,817
Dilutive share equivalents from share-based plans	6,089	—	5,926	4,589
Average common and common equivalent shares outstanding – assuming dilution	273,925	220,807	260,860	220,406

Share equivalents excluded from the diluted shares outstanding calculation because the result would have been antidilutive:
Mandatory convertible preferred stock	11,685	6,273	11,685	2,091
Share-based plans	—	4,313	—	—
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
Product Liability Matters
As is further discussed in Note 8, the Company completed its acquisition of C.R. Bard, Inc. ("Bard") on December 29, 2017 and the following matters include Bard-related legal proceedings and claims that the Company assumed on the acquisition date. The Company believes that certain settlements and judgments, as well as some legal defense costs, relating to product liability matters are or may be covered in whole or in part under its product liability insurance policies with a limited number of insurance carriers, or, in some circumstances, indemnification obligations to the Company from other parties, which if disputed, the Company intends to vigorously contest. Amounts recovered under the Company’s product liability insurance policies or indemnification arrangements may be less than the stated coverage limits or less than otherwise expected and may not be adequate to cover damages and/or costs relating to claims. In addition, there is no guarantee that insurers or other parties will pay claims or that coverage or indemnity will be otherwise available.

Hernia Product Claims
As of June 30, 2018, the Company is defending approximately 2,299 product liability claims involving Bard’s line of hernia repair devices (collectively, the “Hernia Product Claims”). The majority of those claims are currently pending in a coordinated proceeding in Rhode Island State Court, but claims are also pending in other state and/or federal court jurisdictions. In addition, those claims include multiple putative class actions in Canada. Generally, the Hernia Product Claims seek damages for personal injury allegedly resulting from use of the products. From time to time, the Company engages in resolution discussions with plaintiffs’ law firms regarding certain of the Hernia Product Claims, but the Company also intends to vigorously defend Hernia Product Claims that do not settle, including through litigation. Trials are scheduled throughout 2019 in various state and federal courts. The Company expects additional trials of Hernia Product Claims to take place over the next 12 months. On April 11, 2018, plaintiffs’ attorneys filed a request for the creation of a new hernia multi-district litigation (“MDL”) in either the Southern District of Ohio or the Western District of Missouri, and a hearing was scheduled on July 26, 2018 to address the creation and location of that MDL. The Company cannot give any assurances that the resolution of the Hernia Product Claims that have not settled, including asserted and unasserted claims and the putative class action lawsuits, will not have a material adverse effect on the Company’s business, results of operations, financial condition and/or liquidity.
Women’s Health Product Claims
As of June 30, 2018, the Company is defending approximately 1,522 product liability claims involving Bard’s line of pelvic mesh devices. The majority of those claims are currently pending in a federal MDL in the United States District Court for the Southern District of West Virginia, but claims are also pending in other state and/or federal court jurisdictions, including a coordinated proceeding in New Jersey State Court. In addition, those claims include putative class actions filed in the United States. Not included in the figures above are approximately 1,063 filed and unfiled claims that have been asserted or threatened against Bard but lack sufficient information to determine whether a Bard pelvic mesh device is actually at issue. The claims identified above also include products manufactured by both Bard and two subsidiaries of Medtronic plc (as successor in interest to Covidien plc) (“Medtronic”), each a supplier of Bard. Medtronic has an obligation to defend and indemnify Bard with respect to any product defect liability relating to products its subsidiaries had manufactured. As described below, in July 2015 the Company reached an agreement with Medtronic (which was amended in June 2017) regarding certain aspects of Medtronic’s indemnification obligation. The foregoing lawsuits, unfiled claims, putative class actions, and other claims, together with claims that have settled or are the subject of agreements or agreements in principle to settle, are referred to collectively as the “Women’s Health Product Claims.” The Women’s Health Product Claims generally seek damages for personal injury allegedly resulting from use of the products.
As of June 30, 2018, the Company has reached agreements or agreements in principle with various plaintiffs’ law firms to settle their respective inventories of cases totaling approximately 14,944 of the Women’s Health Product Claims. The Company believes that these Women’s Health Product Claims are not the subject of Medtronic’s indemnification obligation. These settlement agreements and agreements in principle include unfiled and previously unknown claims held by various plaintiffs’ law firms, which are not included in the approximate number of lawsuits set forth in the first paragraph of this section. Each agreement is subject to certain conditions, including requirements for participation in the proposed settlements by a certain minimum number of plaintiffs. The Company continues to engage in discussions with other plaintiffs’ law firms regarding potential resolution of unsettled Women’s Health Product Claims, which may include additional inventory settlements.
Starting in 2014 in the MDL, the court entered certain pre-trial orders requiring trial work up and remand of a significant number of Women’s Health Product Claims, including an order entered in the MDL on January 30, 2018, that requires the work up and remand of all remaining unsettled cases (the “WHP Pre-Trial Orders”). The WHP Pre-Trial Orders may result in material additional costs or trial verdicts in future periods in defending Women’s Health Product Claims. Trials are anticipated in 2018 and throughout 2019 in state courts. A trial in the New Jersey coordinated proceeding began in March 2018, and in April 2018 a jury entered a verdict against the Company in the total amount of $68 million ($33 million compensatory; $35 million punitive). The Company is in the process of challenging that verdict. The Company expects additional trials of Women’s Health Product Claims to take place over the next 12 months.
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
Filter Product Claims
As of June 30, 2018, the Company is defending approximately 4,192 product liability claims involving Bard’s line of inferior vena cava filters (collectively, the “Filter Product Claims”). The majority of those claims are currently pending in an MDL in the United States District Court for the District of Arizona, but claims are also pending in other state and/or federal court jurisdictions, including a coordinated proceeding in Arizona State Court. In addition, those claims include putative class actions filed in the United States and Canada. The Filter Product Claims generally seek damages for personal injury allegedly resulting from use of the products. The Company has limited information regarding the nature and quantity of certain of the Filter Product Claims. The Company continues to receive claims and lawsuits and may in future periods learn additional information regarding other unfiled or unknown claims, or other lawsuits, which could materially impact the Company’s estimate of the number of claims or lawsuits against the Company. Trials are scheduled throughout 2018 in the MDL and state courts. On March 30, 2018, a jury in the first MDL trial found the Company liable for negligent failure to warn and entered a verdict in favor of plaintiffs. The jury found the Company was not liable for (a) strict liability design defect; (b) strict liability failure to warn; and (c) negligent design. The Company intends to challenge that verdict. On June 1, 2018, a jury in the second MDL trial unanimously found in favor of the Company on all claims. The Company expects additional trials of Filter Product Claims may take place over the next 12 months.
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
Since early 2013, Bard has received subpoenas or Civil Investigative Demands from a number of State Attorneys General seeking information related to the sales and marketing of certain of the Company’s products that are the subject of the Hernia Product Claims and the Women’s Health Product Claims. The Company is cooperating with these requests. Although the Company has had and continues to have discussions with the State Attorneys General with respect to overall potential resolution of this matter, there can be no assurance that a resolution will be reached or what the terms of any such resolution may be.

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
Litigation Reserves
Accruals for Bard-related product liability, legal defense costs and other legal matters amounted to approximately $2.0 billion at June 30, 2018. Such amounts include provisional estimates which have been recorded with respect to the acquired liabilities. These amounts may be adjusted upon the availability of new or additional information regarding facts or circumstances which existed at the acquisition date. As of June 30, 2018, the Company has $124 million in Bard-related qualified settlement funds (“QSFs”), subject to certain settlement conditions, for certain product liability matters. Payments to QSFs are recorded as a component of Restricted cash.
The Company's expected recoveries related to Bard-related product liability matters were approximately $294 million at June 30, 2018. A substantial amount of these expected recoveries at June 30, 2018 relate to the Company’s agreements with Medtronic related to certain Women’s Health Product Claims. The terms of the Company’s agreements with Medtronic are substantially consistent with the assumptions underlying, and the manner in which, the Company has recorded expected recoveries related to the indemnification obligation. The expected recoveries at June 30, 2018 related to the indemnification obligation are not in dispute with respect to claims that Medtronic settles pursuant to the agreements. As described above, the agreements do not resolve the dispute between the Company and Medtronic with respect to Women’s Health Product Claims that do not settle, if any, and the Company also may, in its sole discretion, transfer responsibility for settlement of additional Women’s Health Product Claims to Medtronic on similar terms.

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

The Company's segments are strategic businesses that are managed separately because each one develops, manufactures and markets distinct products and services. Segment disclosures are on a performance basis consistent with internal management reporting. The Company evaluates performance of its business segments and allocates resources to them primarily based upon operating income, which represents revenues reduced by product costs and operating expenses. Beginning with its first quarter fiscal year 2018, the Company changed its management reporting approach so that certain general and administrative costs, which were previously allocated to the segments, are now excluded from the segments' operating expenses. The Medical and Life Sciences segments' operating income for the three months ended June 30, 2017 included allocated general corporate costs of $44 million and $29 million, respectively. The Medical and Life Sciences segments' operating income for the nine months ended June 30, 2017 included allocated general corporate costs of $124 million and $83 million, respectively. No such allocations were made in the three and nine months ended June 30, 2018.
Financial information for the Company’s segments was as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
(Millions of dollars)	2018	2017	2018	2017
Revenues (a)
Medical (b)	$2,246	$1,871	$6,270	$5,477
Life Sciences	1,079	997	3,222	2,937
Interventional (b)	954	167	2,089	513
Total Revenues	$4,278	$3,035	$11,581	$8,927
Income (Loss) Before Income Taxes
Medical (b) (c)	$732	$491	$1,943	$1,451
Life Sciences (d)	241	199	893	574
Interventional (b) (c)	175	61	102	187
Total Segment Operating Income	1,148	751	2,938	2,212
Acquisitions and other restructurings	(146)	(81)	(604)	(243)
Net interest expense	(174)	(165)	(470)	(334)
Other unallocated items (e)	(180)	(909)	(1,106)	(985)
Income (Loss) Before Income Taxes	$647	$(404)	$759	$650

(a)	The Company has no material intersegment revenues.

(b)
Prior-year amounts have been reclassified to reflect the movement of certain product offerings previously reported in the Medical segment and which are now reported in the Interventional segment, as further discussed above. Revenues associated with these products were $167 million and $513 million in the three and nine month-periods ended June 30, 2017, respectively. Segment operating income associated with these products were $61 million and $187 million in the three and nine month-periods ended June 30, 2017, respectively.

(c)
The amounts in 2018 included expense related to the recognition of a $478 million fair value step-up adjustment related to Bard's inventory on the acquisition date. The step-up adjustments recognized by the Medical and Interventional segments for the three months ended June 30, 2018 were $7 million and $49 million, respectively, and the adjustments recognized by the Medical and Interventional segments for the nine months ended June 30, 2018 were $60 million and $418 million, respectively.

(d)	The amounts in 2018 included charges recorded to write down the carrying value of certain intangible and other assets in the Biosciences unit.

(e)
Primarily comprised of foreign exchange, certain general and administrative expenses and share-based compensation expense. The amounts for the three and nine months ended June 30, 2017 also included a $741 million non-cash charge resulting from a modification to the Company's dispensing equipment lease contracts with customers. The amount for the nine months ended June 30, 2017 also included income resulting from the reversal of certain litigation reserves as further discussed in Note 5.

Revenues by geographic areas were as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
(Millions of dollars)	2018	2017	2018	2017
Revenues
United States	$2,338	$1,603	$6,319	$4,859
International	1,941	1,433	5,261	4,068
Total Revenues	$4,278	$3,035	$11,581	$8,927
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
Net pension cost included the following components for the three and nine months ended June 30:

	Three Months Ended June 30,		Nine Months Ended June 30,
(Millions of dollars)	2018	2017	2018	2017
Service cost	$43	$27	$107	$79
Interest cost	29	18	70	53
Expected return on plan assets	(52)	(34)	(125)	(97)
Amortization of prior service credit	(3)	(4)	(10)	(12)
Amortization of loss	20	28	59	80
Settlements	4	—	6	—
Net pension cost	$39	$36	$107	$103
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

The preliminary allocations of the purchase price below provide a reasonable basis for estimating the fair values of assets acquired and liabilities assumed. These provisional estimates will be adjusted upon the availability of further information regarding events or circumstances which existed at the acquisition date and such adjustments may be significant. The assets acquired and liabilities assumed in this acquisition, as recorded in the Company's consolidated balance sheet at June 30, 2018, were largely allocated to the Company's new Interventional segment.

(Millions of dollars)
Cash and equivalents	$1,467
Trade receivables	491
Inventories	972
Property, plant and equipment	554
Developed technology	10,469
Customer relationships	1,146
Other assets	548
Total identifiable assets acquired	15,647

Payables, accrued expenses and other liabilities	1,198
Short term and long-term debt	1,692
Product liability and other legal reserves	1,919
Deferred tax liabilities	1,749
Total liabilities assumed	6,559

Net identifiable assets acquired	9,089

Goodwill	15,928

Net assets acquired	$25,017
Identifiable Intangible Assets Acquired
The developed technology assets acquired represented Bard’s developed technologies in the fields of vascular, urology, oncology, and surgical specialties. The technologies’ fair values were determined based on the present value of projected cash flows utilizing an income approach with a risk-adjusted discount rate of 8%. The technologies will be amortized over an estimated weighted-average amortization period of 14 years, which is the weighted average period over which the technologies are expected to generate substantial cash flows.
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
Amounts Related to Bard's Legal Proceedings and Claims
Accruals for Bard-related product liability and other legal matters represented approximately $1.9 billion of the liabilities assumed. Cash and equivalents include a restricted cash balance acquired which largely represents funds that are restricted for certain product liability matters assumed. Additional disclosures regarding Bard's legal proceedings and claims are provided in Note 5.
The Tax Cuts and Job Act Transition Tax
The net assets acquired included approximately $220 million of transition tax payable based on the Company’s best estimate of its transition tax liability under new U.S. tax legislation which is further discussed in Note 15.
Transaction Costs
Transaction costs related to this acquisition incurred during the three and nine months ended June 30, 2018 were approximately $5 million and $56 million, respectively. These transaction costs were recorded as Acquisitions and other restructurings and consisted of legal, advisory and other costs. See Note 10 for discussion regarding restructuring costs incurred relative to the Bard acquisition in the nine months ended June 30, 2018.
Unaudited Pro Forma Information
As noted above, Bard's operating activities from the acquisition date through December 31, 2017 were not material and the Company included Bard in its consolidated results of operations beginning on January 1, 2018. Revenues for the three and nine months ended June 30, 2018 attributable to Bard were $1 billion and $2 billion, respectively. Net Income (Loss) for the three and nine months ended June 30, 2018 included income (loss) attributable to Bard of $134 million and $(68) million, respectively. The following table provides the pro forma results for the three and nine months ended June 30, 2018 and 2017 as if Bard had been acquired as of October 1, 2016.

	Three Months Ended June 30,		Nine Months Ended June 30,
(Millions of dollars, except per share data)	2018	2017	2018	2017

Revenues	$4,278	$3,968	$12,545	$11,675

Net Income (Loss)	$640	$(102)	$525	$805

Diluted Earnings (Loss) per Share	$2.20	$(0.61)	$1.58	$2.98
The pro forma results above include the impact of the following adjustments, as necessary: additional amortization and depreciation expense relating to assets acquired; interest and other financing costs relating to the acquisition transaction; and the elimination of one-time or nonrecurring items. The one-time or nonrecurring items eliminated for the three and nine months ended June 30, 2018 were primarily comprised of fair value step-up adjustments of $56 million and $478 million, respectively, recorded relative to Bard's inventory on the acquisition date, the transaction costs discussed above, as well as certain Bard-related restructuring costs disclosed in Note 10. In addition, amounts previously reported by Bard as revenues related to a royalty income stream have been reclassified to Other income (expense), net to reflect the Company's current and future reporting classification.
The pro forma results do not include any anticipated cost savings or other effects of the planned integration of Bard. Accordingly, the pro forma results above are not necessarily indicative of the results that would have been if the acquisition had occurred on the dates indicated, nor are the pro forma results indicative of results which may occur in the future.
Other Transactions
During the fourth quarter of fiscal year 2018, the Company acquired TVA Medical, Inc., a company that develops minimally invasive vascular access solutions for patients with chronic kidney disease requiring hemodialysis. The Company has completed various other acquisitions during fiscal year 2018 which were not material individually or in the aggregate.
Note 9 – Divestiture
Vyaire Medical
In April 2018, the Company completed the sale of its 49.9% non-controlling interest in Vyaire Medical, a venture formed in the Company's fiscal year 2017 upon its sale of a 50.1% controlling financial interest in its former Respiratory Solutions business. The Company received gross cash proceeds of approximately $435 million, subject to post-closing adjustments, and recognized a pre-tax gain on the sale of approximately $308 million.

Note 10 – Business Restructuring Charges
In connection with the Company's acquisition of Bard, the 2015 acquisition of CareFusion and other portfolio rationalization initiatives, the Company incurred restructuring costs during the nine months ended June 30, 2018, which were recorded as Acquisitions and other restructurings. Restructuring liability activity for the nine months ended June 30, 2018 was as follows:

(Millions of dollars)	Employee Termination		Other		Total
	Bard	CareFusion/Other Initiatives	Bard (a)	CareFusion/Other Initiatives	Bard	CareFusion/Other Initiatives
Balance at September 30, 2017	$—	$49	$—	$6	$—	$55
Charged to expense	126	30	118	14	244	44
Cash payments	(60)	(49)	—	(14)	(60)	(63)
Non-cash settlements	—	—	(118)	—	(118)	—
Balance at June 30, 2018	$66	$30	—	$6	$66	$36

(a)
Represents the cost associated with the conversion of certain pre-acquisition equity awards of Bard to BD equity awards as well as costs relating to Bard’s pension plan, partially offset by a gain on the sale of the Company's soft tissue core needle biopsy product line which was recorded in the second quarter of fiscal year 2018.

Note 11 – Intangible Assets
Intangible assets consisted of:

	June 30, 2018		September 30, 2017
(Millions of dollars)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets
Developed technology	$13,937	$1,636	$3,508	$1,029
Customer relationships	4,585	781	3,393	564
Product rights	121	56	131	54
Trademarks	407	79	408	65
Patents and other	388	283	370	274
Amortized intangible assets	$19,439	$2,836	$7,811	$1,986
Unamortized intangible assets
Acquired in-process research and development	$37		$67
Trademarks	2		2
Unamortized intangible assets	$39		$69
Additional disclosures regarding the increases to the developed technology assets and customer relationships as a result of the Bard acquisition are provided in Note 8. Intangible amortization expense for the three months ended June 30, 2018 and 2017 was $375 million and $132 million, respectively. Intangible amortization expense for the nine months ended June 30, 2018 and 2017 was $879 million and $400 million, respectively.

The following is a reconciliation of goodwill by business segment:

(Millions of dollars)	Medical	Life Sciences	Interventional	Total
Goodwill as of September 30, 2017	$6,802	$761	$—	$7,563
Acquisitions (a)	4,389	76	10,674	15,139
Divestitures	—	—	(55)	(55)
Reallocation of goodwill for change in segment and reporting unit composition (b)	(877)	—	877	—
Purchase accounting adjustments (c)	216	—	661	878
Currency translation	(19)	(1)	—	(20)
Goodwill as of June 30, 2018	$10,511	$836	$12,157	$23,505

(a)
Represents goodwill primarily recognized upon the Company's acquisition of Bard, which is further discussed in Note 8. Also includes goodwill recognized relative to certain acquisitions which were not material individually or in the aggregate.

(b)
Represents the reassignment of goodwill, determined based upon a relative fair value allocation approach, associated with the movement of certain product offerings which were previously reported in the Medical segment and which are now reported in the Interventional segment as further discussed in Note 6.

(c)
The purchase accounting adjustments increasing goodwill were primarily driven by the valuation of Bard developed technology assets, the associated deferred tax liability changes, increases to legal reserves and the alignment of the combined organization's accounting policies with respect to accrued liabilities and other accounts.

Note 12 – Derivative Instruments and Hedging Activities
The Company uses derivative instruments to mitigate certain exposures. The effects these derivative instruments and hedged items have on financial position, financial performance, and cash flows are provided below.
Foreign Currency Risks and Related Strategies
The Company has foreign currency exposures throughout Europe, Greater Asia, Canada and Latin America. Transactional currency exposures that arise from entering into transactions, generally on an intercompany basis, in non-hyperinflationary countries that are denominated in currencies other than the functional currency are mitigated primarily through the use of forward contracts and currency options. Hedges of the transactional foreign exchange exposures resulting primarily from intercompany payables and receivables are undesignated hedges. As such, the gains or losses on these instruments are recognized immediately in income. These gains and losses are largely offset by gains and losses on the underlying hedged items, as well as the hedging costs associated with the derivative instruments. The net amounts recognized in Other income (expense), net, during the three and nine months ended June 30, 2018 and 2017 were immaterial to the Company's consolidated financial results. The total notional amounts of the Company’s outstanding foreign exchange contracts as of June 30, 2018 and September 30, 2017 were $1.5 billion and $2.5 billion, respectively.
In order to mitigate foreign currency exposure relating to its investments in certain foreign subsidiaries, the Company has designated $2.7 billion of Euro-denominated debt and $330 million of British Pound-denominated debt as net investment hedges. Accordingly, net gains or losses relating to this debt, which are attributable to changes in the foreign currencies to U.S. dollar spot exchange rates, are recorded as accumulated foreign currency translation in Other comprehensive income (loss). The Company has recorded net gains relating to these net investment hedges of $53 million to Accumulated other comprehensive income (loss) during the nine months ended June 30, 2018.
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
The total notional amount of the Company’s outstanding interest rate swaps designated as fair value hedges was $1.2 billion and $375 million at June 30, 2018 and September 30, 2017, respectively. The outstanding swaps represent fixed-to-floating interest rate swap agreements the Company entered into to convert the interest payments on certain long-term notes from the fixed rate to a floating interest rate based on LIBOR. Changes in the fair value of the interest rate swaps offset changes in the fair value of the fixed rate debt. The amounts recorded during the three and nine months ended June 30, 2018 and 2017 for changes in the fair value of these hedges were immaterial to the Company's consolidated financial results.

Effects on Consolidated Balance Sheets
The fair values of derivative instruments outstanding at June 30, 2018 and September 30, 2017 were not material to the Company's consolidated balance sheets.

Effects on Consolidated Statements of Income
Cash flow hedges
The amounts recognized from other comprehensive income during the three and nine months ended June 30, 2018 and 2017 were not material to the Company's consolidated financial results.

Note 13 – Financial Instruments and Fair Value Measurements
The Company’s institutional money market accounts permit daily redemption and the fair values of these investments are based upon the quoted prices in active markets provided by the holding financial institutions, which are considered Level 1 inputs in the fair value hierarchy. The fair values of these accounts were $258 million and $2.026 billion at June 30, 2018 and September 30, 2017, respectively. The Company’s remaining cash and equivalents, excluding restricted cash, were $1.126 billion and $12.153 billion at June 30, 2018 and September 30, 2017, respectively. Short-term investments are held to their maturities and are carried at cost, which approximates fair value. The cash equivalents consist of liquid investments with a maturity of three months or less and the short-term investments consist of instruments with maturities greater than three months and less than one year.
Long-term debt is recorded at amortized cost. The fair value of long-term debt is measured based upon quoted prices in active markets for similar instruments, which are considered Level 2 inputs in the fair value hierarchy. The fair value of long-term debt was $20.1 billion and $19.2 billion at June 30, 2018 and September 30, 2017, respectively. The fair value of the current portion of long-term debt was $1.901 billion and $206 million at June 30, 2018 and September 30, 2017, respectively.
All other instruments measured by the Company at fair value, including derivatives and contingent consideration liabilities, are immaterial to the Company's consolidated balance sheets.
Note 14 – Debt
Credit Facilities
In connection with the Company's agreement to acquire Bard, the Company entered into a three-year senior unsecured term loan facility of $2.25 billion during the third quarter of fiscal year 2017. During the first quarter of fiscal year 2018, the proceeds from this facility were used to fund a portion of the cash consideration for the Bard acquisition, as well as the fees and expenses incurred in connection with the acquisition. Borrowings outstanding under the term loan facility were $1.23 billion at June 30, 2018.  The Company also entered into a five-year senior unsecured revolving credit facility in the third quarter of fiscal year 2017 which became effective upon the closing of the Bard acquisition and which provides borrowing of up to $2.25 billion. This facility will expire in December 2022 and replaced the $1.5 billion syndicated credit facility the Company previously had in place for general corporate purposes. Borrowings outstanding under the revolving credit facility were $200 million at June 30, 2018.

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
Repurchase and Redemption Offers
In January 2018, the Company commenced an offer to repurchase any and all of the outstanding 3.000% Notes due May 15, 2026 that were issued as a result of the exchange transaction discussed above. Under the terms of the repurchase offer, holders were entitled to receive cash equal to 101% of the principal amount of notes validly tendered, plus accrued and unpaid interest, if any, to the date of purchase. The offer to repurchase the 3.000% Notes expired on March 1, 2018 and a total of $461 million aggregate principal amount of notes were validly tendered at a market price of $465 million. Based upon the carrying value of $452 million, the Company recorded a loss relating to this debt extinguishment in the second quarter of fiscal year 2018 of $13 million as Other income (expense), net, on its consolidated statements of income.
In June 2018, the Company redeemed all of the 4.400% Notes due January 15, 2021 and 3.000% Notes due May 15, 2026 which were issued by Bard and that remained outstanding after the exchange offer discussed further above. Also in June 2018, the Company redeemed all of the 4.400% Notes due January 15, 2021 which were issued by the Company upon the exchange offer, as well as all of the 3.000% Notes due May 15, 2026 issued by the Company which remained outstanding after the repurchase offer also discussed above. The total aggregate principal amount of notes redeemed was $539 million. Based upon the $556 million carrying value of these notes and the $559 million the Company paid to redeem the aggregate principal amount of the notes, the Company recorded a loss on these debt extinguishment transactions in the third quarter of fiscal year 2018 of $3 million as Other income (expense), net, on its consolidated statements of income.
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
During the third quarter of fiscal year 2018, the Company issued Euro-denominated debt consisting of 300 million Euros ($354 million) of 1.401% notes due May 24, 2023. Also in the third quarter of fiscal year 2018, the Company issued British Pound-denominated debt of 250 million British Pounds ($337.5 million) of 3.02% notes due May 24, 2025. The Company used the net proceeds from these long-term debt offerings to redeem certain notes in the third quarter, as further discussed above, and to repay a portion of the balance outstanding on its term loan, as well as accrued interest, related premiums, fees and expenses related to this repaid amount.
Note 15 – Income Taxes
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
As of June 30, 2018, the Company has not completed its accounting for the tax effects of enactment of the Act; however, the Company has made what it believes is a reasonable estimate of the effects on its existing deferred tax balances and the one-time transition tax. As a result of these estimates, the Company recognized a provisional expense in the amount of $275 million, which is reflected in the Company's consolidated statement of income within Income tax provision. The Company will continue to make and adjust its calculations as additional analysis is completed and as it gains a more thorough understanding of the tax law.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following commentary should be read in conjunction with the condensed consolidated financial statements and accompanying notes presented in this report. Within the tables presented throughout this discussion, certain columns may not add due to the use of rounded numbers for disclosure purposes. Percentages and earnings per share amounts presented are calculated from the underlying amounts.
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
Recent Developments
On December 29, 2017, BD completed its acquisition of C. R. Bard, Inc. ("Bard") for total consideration transferred, including cash and stock, of approximately $25 billion. The combination creates a medical technology company that is uniquely positioned to improve both the treatment of disease for patients and the process of care for health care providers. The operating activities of the acquired businesses were included in our consolidated results of operations beginning on January 1, 2018. BD reports the results associated with the majority of Bard's product offerings within a new BD Interventional segment. Bard's remaining product offerings are reported under the Medical segment. For further discussions regarding the reporting of Bard products within BD's segments and the Bard acquisition, refer to Notes 6 and 8, respectively, in the Notes to Condensed Consolidated Financial Statements.
On December 22, 2017, new U.S. tax legislation commonly referred to as the Tax Cuts and Jobs Act (the "Act") was enacted. The new tax legislation, which became effective January 1, 2018, reduces the U.S. federal corporate tax rate from 35% to 21%, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred, and creates new taxes on certain foreign-sourced earnings. As of June 30, 2018, we have not completed our accounting for the tax effects of the Act; however, based upon reasonable estimates of these effects, we recognized a provisional expense of $275 million for the nine months ended June 30, 2018, which is reflected in our consolidated statement of income within Income tax provision. We will continue to make and refine our calculations as additional analysis is completed and as we gain a more thorough understanding of the tax law. Additional disclosures regarding our accounting for the Act are provided in Note 15 in the Notes to Condensed Consolidated Financial Statements.
Overview of Financial Results and Financial Condition
For the three months ended June 30, 2018, worldwide revenues of $4.278 billion increased 41.0% from the prior-year period, which reflected an impact of approximately 32.4% resulting from the acquisition of Bard. Third quarter revenue growth also reflected volume growth of over 5.5%, a favorable impact from foreign currency translation of approximately 3.4% and an unfavorable impact of price of approximately 0.4%. Volume growth in the third quarter of fiscal year 2018 attributable to the Medical and Life Sciences segments was as follows:

•	Medical segment volume growth in the third quarter was largely driven by sales in the Medication Delivery Solutions and Medication Management Solutions units.

•	Life Sciences segment volume growth in the third quarter was driven by growth in all three of its organizational units.
We continue to invest in research and development, geographic expansion, and new product promotions to drive further revenue and profit growth. Our ability to sustain our long-term growth will depend on a number of factors, including our ability to expand our core business (including geographical expansion), develop innovative new products, and continue to improve operating efficiency and organizational effectiveness. While the economic environment for the healthcare industry and healthcare utilization in the United States is generally stable, destabilization in the future could adversely impact our businesses. Additionally, macroeconomic challenges in Europe continue to constrain healthcare utilization, although we currently view the environment as stable. In emerging markets, the Company’s growth is dependent primarily on government funding for healthcare systems. In addition, pricing pressure exists for certain geographies and could adversely impact our businesses.
Cash flows from operating activities were $1.559 billion in the first nine months of fiscal year 2018. At June 30, 2018, we had $1.5 billion in cash and equivalents and short-term investments, including restricted cash. We continued to return value to our shareholders in the form of dividends. During the first nine months of fiscal year 2018, we paid cash dividends of $687 million.

Each reporting period, we face currency exposure that arises from translating the results of our worldwide operations to the U.S. dollar at exchange rates that fluctuate from the beginning of such period. A weaker U.S. dollar, compared to the prior-year period, resulted in a favorable foreign currency translation impact to our revenue and earnings during the third quarter of fiscal year 2018.  We evaluate our results of operations on both a reported and a foreign currency-neutral basis, which excludes the impact of fluctuations in foreign currency exchange rates. As exchange rates are an important factor in understanding period-to-period comparisons, we believe the presentation of results on a foreign currency-neutral basis in addition to reported results helps improve investors’ ability to understand our operating results and evaluate our performance in comparison to prior periods. Foreign currency-neutral ("FXN") information compares results between periods as if exchange rates had remained constant period-over-period. We use results on a foreign currency-neutral basis as one measure to evaluate our performance. We calculate foreign currency-neutral percentages by converting our current-period local currency financial results using the prior-period foreign currency exchange rates and comparing these adjusted amounts to our current-period results. These results should be considered in addition to, not as a substitute for, results reported in accordance with U.S. generally accepted accounting principles ("GAAP"). Results on a foreign currency-neutral basis, as we present them, may not be comparable to similarly titled measures used by other companies and are not measures of performance presented in accordance with U.S. GAAP.
Results of Operations
Medical Segment
The following summarizes third quarter Medical revenues by organizational unit:

	Three months ended June 30,
(Millions of dollars)	2018	2017	Total Change	Estimated FX Impact	FXN Change
Medication Delivery Solutions (a)	$977	$702	39.0%	3.2%	35.8%
Medication Management Solutions	610	556	9.8%	1.5%	8.3%
Diabetes Care	276	263	5.1%	2.7%	2.4%
Pharmaceutical Systems	383	350	9.3%	5.5%	3.8%
Total Medical Revenues	$2,246	$1,871	20.0%	3.1%	16.9%

(a)The presentation of prior-period amounts reflects a reclassification of $167 million of certain product revenues from the Medical segment to the Interventional segment as further discussed in Note 6 in the Notes to Condensed Consolidated Financial Statements.

Third quarter Medical segment growth was favorably impacted by the inclusion of revenues associated with certain Bard products within the Medication Delivery Solutions unit, beginning on January 1, 2018. The Medical segment's underlying revenue growth was largely driven by sales of the Medication Delivery Solutions unit's vascular access and vascular care products as well as by the Medication Management Solutions unit's installations of dispensing and infusion systems. Strength of U.S. pen needle sales in the Diabetes Care unit was partially offset by an unfavorable impact relating to tender timing in emerging markets to earlier in the fiscal year. Growth in sales of the Pharmaceutical Systems unit's safety-engineered products was unfavorably impacted by the timing of orders.

Medical segment total revenues for the nine-month period were as follows:

	Nine months ended June 30,
(Millions of dollars)	2018	2017	Total Change	Estimated FX Impact	FXN Change
Total Medical Revenues (a)	$6,270	$5,477	14.5%	3.1%	11.4%

(a)The presentation of prior-period amounts reflects a reclassification of $513 million of certain product revenues from the Medical segment to the Interventional segment as further discussed in Note 6 in the Notes to Condensed Consolidated Financial Statements.

Medical segment operating income for the three and nine-month periods was as follows:

	Three months ended June 30,		Nine months ended June 30,
(Millions of dollars)	2018	2017	2018	2017
Medical segment operating income	$732	$491	$1,943	$1,451

Segment operating income as % of Medical revenues	32.6%	26.3%	31.0%	26.5%

The Medical segment's operating income was driven by its performance with respect to gross profit margin and operating expenses. Gross profit margin was higher in the third quarter of 2018 as compared with the third quarter of 2017 primarily due to lower manufacturing costs resulting from continuous improvement projects which enhanced the efficiency of our operations, favorable product mix impact relating to the Bard products reported within the segment and favorable foreign currency translation. These favorable impacts to the Medical segment's gross margin were partially offset by amortization of intangible assets acquired in the Bard transaction, expense related to the recognition of a fair value step-up adjustment relating to Bard's inventory on the acquisition date and higher raw material costs. Selling and administrative expense as a percentage of revenues in the third quarter of 2018 was lower compared with the prior-year period, which primarily reflected a reduction in the general and administrative costs allocated to the segment, as is further discussed in Note 6 in the Notes to Condensed Consolidated Financial Statements. Research and development expense as a percentage of revenues was higher in the third quarter of 2018 as compared with the third quarter of 2017 due to increased investment in new products and platforms.

Life Sciences Segment
The following summarizes third quarter Life Sciences revenues by organizational unit:

	Three months ended June 30,
(Millions of dollars)	2018	2017	Total Change	Estimated FX Impact	FXN Change
Preanalytical Systems	$404	$376	7.4%	2.2%	5.2%
Diagnostic Systems	362	335	7.9%	2.9%	5.0%
Biosciences	314	286	9.7%	2.9%	6.8%
Total Life Sciences Revenues	$1,079	$997	8.2%	2.6%	5.6%

The Life Sciences segment's revenue growth in the third quarter was driven by growth in all three of its organizational units. Growth in the Preanalytical Systems unit reflected global sales of core products and the Diagnostic Systems unit's revenues were primarily driven by sales of core microbiology products as well as continued strength in sales of the unit's BD MAXTM molecular platform. The segment's third quarter revenue growth was also driven by the Biosciences unit's sales of research reagents, advanced bioprocessing products and newly launched instruments.

Life Sciences segment total revenues for the nine-month period were as follows:

	Nine months ended June 30,
(Millions of dollars)	2018	2017	Total Change	Estimated FX Impact	FXN Change
Total Life Sciences Revenues	$3,222	$2,937	9.7%	3.0%	6.7%
Life Sciences segment operating income for the three and nine-month periods was as follows:

	Three months ended June 30,		Nine months ended June 30,
(Millions of dollars)	2018	2017	2018	2017
Life Sciences segment operating income	$241	$199	$893	$574

Segment operating income as % of Life Sciences revenues	22.4%	19.9%	27.7%	19.6%
The Life Sciences segment's operating income was driven by its performance with respect to gross profit margin and operating expenses. Gross profit margin in the third quarter of fiscal year 2018 was lower compared with the third quarter of 2017 primarily due to expense related to the Biosciences unit's write-down of certain intangible and other assets, which was partially offset by lower manufacturing costs resulting from continuous improvement projects which enhanced the efficiency of our operations and favorable foreign currency translation. Selling and administrative expense as a percentage of revenues in the third quarter of 2018 was lower compared with the prior-year period, primarily due to a reduction in the general and administrative costs allocated to the segment, as noted above. Research and development expense as a percentage of revenues was higher in the third quarter of 2018 as compared with the third quarter of 2017 primarily due to write-downs in the Biosciences unit, as noted above.
Interventional Segment
The following summarizes third quarter Interventional revenues by organizational unit:

	Three months ended June 30,
(Millions of dollars)	2018	2017	Total Change
Surgery (a)	$336	$163	NM
Peripheral Intervention (a)	353	5	NM
Urology and Critical Care	265	—	NM
Total Interventional Revenues	$954	$167	NM

(a)The presentation of prior-period amounts reflects a reclassification of $167 million of certain product revenues from the Medical segment to the Interventional segment as further discussed in Note 6 in the Notes to Condensed Consolidated Financial Statements.

Interventional segment total revenues for the nine-month period were as follows:

	Nine months ended June 30,
(Millions of dollars)	2018	2017	Total Change
Total Interventional Revenues (a)	$2,089	$513	NM

(a)The presentation of prior-period amounts reflects a reclassification of $513 million of certain product revenues from the Medical segment to the Interventional segment as further discussed in Note 6 in the Notes to Condensed Consolidated Financial Statements.

Interventional segment operating income for the three and nine-month periods was as follows:

	Three months ended June 30,		Nine months ended June 30,
(Millions of dollars)	2018	2017	2018	2017
Interventional segment operating income	$175	$61	$102	$187

Segment operating income as % of Interventional revenues	18.3%	36.7%	4.9%	36.5%

The Interventional segment's operating income is driven by its performance with respect to gross profit margin and operating expenses. The Interventional segment's operating income in the current-year periods reflected expense related to the recognition of a fair value step-up adjustment relating to Bard's inventory on the acquisition date. The fair value adjustment was a required non-cash adjustment to the value of acquired inventory and was expensed over a four-month period, consistent with an estimate of the period of time to sell the acquired inventory.
Geographic Revenues
BD’s worldwide third quarter revenues by geography were as follows:

	Three months ended June 30,
(Millions of dollars)	2018	2017	Total Change	Estimated FX Impact	FXN Change
United States	$2,338	$1,603	45.9%	—%	45.9%
International	1,941	1,433	35.4%	7.2%	28.2%
Total Revenues	$4,278	$3,035	41.0%	3.4%	37.6%
Third quarter U.S. revenue growth benefited from the inclusion of revenues associated with Bard products in our financial results beginning on January 1, 2018. Underlying third quarter revenue growth in the United States was driven by revenues in the Medical segment's Medication Delivery Solutions and Medication Management Solutions units, as well as by revenues in the Life Sciences segment's Biosciences unit.
Third quarter international revenue growth benefited from the inclusion of revenues associated with Bard products in our financial results. International third quarter revenues also reflected increased sales in the Medical segment's Medication Delivery Solutions and Medication Management Solutions units, as well as growth attributable to sales in all three of the Life Sciences segment's organizational units.
Emerging market revenues for the third quarter were $689 million, compared with $503 million in the prior year’s quarter. Emerging market revenues in the current-year period also included an estimated $14 million favorable impact due to foreign currency translation. Third quarter revenue growth in emerging markets benefited from the inclusion of revenues associated with Bard products in our financial results. Underlying growth was particularly driven by sales in China and Latin America.

Specified Items
Reflected in the financial results for the three and nine-month periods of fiscal years 2018 and 2017 were the following specified items:

	Three months ended June 30,		Nine months ended June 30,
(Millions of dollars)	2018	2017	2018	2017
Integration costs (a)	$103	$50	$255	$159
Restructuring costs (a)	33	8	288	54
Transaction costs (a)	11	23	61	37
Financing impacts (b)	—	87	49	87
Purchase accounting adjustments (c)	433	106	1,358	361
Hurricane recovery costs (d)	3	—	15	—
Losses on debt extinguishment (e)	3	31	16	73
Net impact of gain on sale of investment and asset impairments (f)	(214)	—	(214)	—
Litigation-related item (g)	—	—	—	(336)
Lease contract modification-related charge (h)	—	741	—	741
Total specified items	372	1,046	1,830	1,176
Less: tax impact of specified items and tax reform (i)	130	377	133	404
After-tax impact of specified items	$242	$669	$1,697	$772

(a)	Represents integration, restructuring and transaction costs, recorded in Acquisitions and other restructurings, which are further discussed below.

(b)	Represents financing impacts associated with the Bard acquisition, which were recorded in Interest income and Interest expense.

(c)
Primarily represents non-cash amortization expense associated with acquisition-related identifiable intangible assets. BD’s amortization expense is primarily recorded in Cost of products sold. The amounts for the three and nine-month periods of fiscal years 2018 also included fair value step-up adjustments of $56 million and $478 million, respectively, relating to Bard's inventory on the acquisition date.

(d)	Represents costs incurred as a result of hurricane-related damage to production facilities in Puerto Rico.

(e)	Represents losses recognized in Other income (expense), net upon our extinguishment of certain long-term senior notes.

(f)
Represents the net amount recognized in the period within Other income (expense), net related to BD's sale of its non-controlling interest in Vyaire Medical, as further discussed below, partially offset by $81 million of charges recorded to write down the carrying value of certain intangible and other assets in the Biosciences unit.

(g)	Represents the reversal of certain reserves related to an appellate court decision recorded related to RTI in Other operating expense, net.

(h)	Represents a non-cash charge, which was recorded in Other operating expense, net resulting from a modification to our dispensing equipment lease contracts with customers, as further discussed below.

(i)
The amount in the nine-month period of fiscal year 2018 includes additional tax expense, net, of $275 million relating to new U.S. tax legislation, as discussed above. An estimated one-time transition tax payable of $561 million, payable over an eight year period with 8% due in each of the first five years, was offset by a tax benefit of $285 million related to the remeasurement of deferred tax balances due to the lower corporate tax rate at which they are expected to reverse in the future.

Gross Profit Margin
Gross profit margin for the three and nine-month periods of fiscal year 2018 compared with the prior-year periods in 2017 reflected the following impacts:

	Three-month period	Nine-month period
June 30, 2017 gross profit margin %	49.5%	49.2%
Impact of purchase accounting adjustments and asset write-downs	(6.7)%	(7.7)%
Operating performance	3.4%	2.4%
Foreign currency translation	0.9%	0.7%
June 30, 2018 gross profit margin %	47.1%	44.6%
Further discussion regarding write-downs of certain intangible and other assets in the Biosciences unit is provided above. Operating performance in the current-year periods reflected the favorable impact of Bard on product mix and lower manufacturing costs resulting from the continuous operations improvement projects discussed above, partially offset by various unfavorable impacts including higher raw material costs and price decreases.
Operating Expenses
A summary of operating expenses for the three and nine-month periods of fiscal years 2018 and 2017 is as follows:

	Three months ended June 30,		Increase (decrease) in basis points	Nine months ended June 30,		Increase (decrease) in basis points
	2018	2017		2018	2017
(Millions of dollars)
Selling and administrative expense	$1,081	$719		$2,912	$2,151
% of revenues	25.3%	23.7%	160	25.1%	24.1%	100

Research and development expense	$277	$186		$728	$554
% of revenues	6.5%	6.1%	40	6.3%	6.2%	10

Acquisitions and other restructurings	$146	$81		$604	$243

Other operating expense, net	$—	$741		$—	$405
Selling and administrative expense
The increases in selling and administrative expense as a percentage of revenues in the current three-month and nine-month periods compared with the prior-year periods was primarily attributable to higher selling and general administrative costs, largely driven by the inclusion of Bard in the current-year results.
Research and development expense
The increases in research and development expense as a percentage of revenues in the current three-month and nine-month periods compared with the prior-year periods reflected our continued commitment to invest in new products and platforms as well as the recognition of certain write-down charges in the Biosciences unit, as further discussed above.
Acquisitions and other restructurings
Costs relating to acquisitions and other restructurings in the current year's three and nine-month periods primarily represented restructuring and transaction costs incurred due to our acquisition of Bard, and to a lesser extent, restructuring costs related to our fiscal year 2015 acquisition of CareFusion and other portfolio rationalization initiatives. Integration costs incurred in the current three and nine-month periods were attributable to both the Bard and CareFusion acquisitions. Transaction costs incurred the prior year's three and nine-month periods primarily represented transaction costs incurred due to our acquisition of Bard. Substantially all of the integration and restructuring costs in the prior-year's three and nine-month period were attributable to the CareFusion acquisition and other portfolio rationalization initiatives. For further disclosures regarding the Bard acquisition and restructuring costs, refer to Notes 8 and 10 in the Notes to Condensed Consolidated Financial Statements.

Other operating expense, net
Other operating expense in the prior year's three and nine-month period included a $741 million charge resulting from a modification to our dispensing equipment lease contracts with customers. Other operating expense in the prior year's nine-month period also included the $336 million reversal of certain reserves related to an appellate court decision which, among other things, reversed an unfavorable antitrust judgment in the RTI case. Additional disclosures regarding this legal matter are provided in Note 5 in the Notes to Condensed Consolidated Financial Statements.
Nonoperating Income
Net interest expense
The components for the three and nine-month periods of fiscal years 2018 and 2017 were as follows:

	Three months ended June 30,		Nine months ended June 30,
(Millions of dollars)	2018	2017	2018	2017
Interest expense	$(182)	$(184)	$(525)	$(364)
Interest income	8	19	55	31
Net interest expense	$(174)	$(165)	$(470)	$(334)
Interest expense for the current three-month period was relatively flat compared with the prior-year period as the unfavorable impact of higher levels of debt in the current-year period was offset by the unfavorable impact in the prior-year period of bridge financing commitment fees incurred relating to the Bard transaction. The increase in interest expense for the nine-month period of fiscal year 2018 compared with the prior year's period reflected higher levels of debt during the current-year period, primarily due to our issuances of senior unsecured U.S. notes during the third quarter of 2017. The decrease in interest income for the three-month period of fiscal year 2018 compared with the prior year’s period reflected lower cash levels in the current-year quarter, subsequent to the closing of the Bard acquisition in the first quarter of 2018. The increase in interest income for the current year's nine-month period of fiscal year 2018 reflected higher levels of cash held through to the end of the first quarter of fiscal year 2018, in anticipation of closing the Bard acquisition.
Other income (expense), net
The components for the three and nine-month periods of fiscal years 2018 and 2017 were as follows:

	Three months ended June 30,		Nine months ended June 30,
(Millions of dollars)	2018	2017	2018	2017
Losses on debt extinguishment (a)	$(3)	$(31)	$(16)	$(73)
Vyaire Medical-related amounts (b)	302	(5)	293	—
Other equity investment income	1	2	3	5
Losses on undesignated foreign exchange derivatives, net	(7)	(5)	(10)	(7)
Royalty income (c)	15	—	32	—
Gain on previously held investment (d)	—	23	—	23
Other	—	—	—	2
Other income (expense), net	$308	$(16)	$302	$(51)

(a)	Represents losses recognized upon our repurchase and extinguishment of certain senior notes.

(b)
Represents the gain on BD's sale of its non-controlling interest in Vyaire Medical and transition services agreement income, net of BD's share of the venture's results. Additional disclosures regarding BD's sale of its remaining interest in the Vyaire Medical venture are provided in Note 9 in the Notes to Condensed Consolidated Financial Statements.

(c)	Represents the royalty income stream acquired in the Bard transaction, net of non-cash purchase accounting amortization. The royalty income stream was previously reported by Bard as revenues.

(d)	Represents an acquisition-date accounting gain related to a previously-held equity method investment in an entity we acquired.

Income Taxes
The income tax rates for the three and nine-month periods of fiscal years 2018 and 2017 are provided below.

	Three months ended June 30,		Nine months ended June 30,
	2018	2017	2018	2017
Effective income tax rate	8.2%	67.2%	41.2%	(18.9)%

Impact, in basis points, from specified items	(980)	5,070	2,400	(3,430)
The decrease in the effective tax rate for the three-month period of fiscal year 2018 reflected the favorable benefit from specified items in the current-year period. The increase in the effective income tax rate for the nine-month period of fiscal year 2018 reflected a less favorable benefit from specified items in the current-year period, as well as certain effects of new U.S. tax legislation that was enacted in December 2017. As previously discussed above, we recognized additional year-to-date tax expense of $275 million based upon our reasonable estimates of the effects of the new legislation.
Net Income (Loss) and Diluted Earnings (Loss) per Share
Net Income (Loss) and Diluted Earnings (Loss) per Share for the three and nine-month periods of fiscal years 2018 and 2017 were as follows:

	Three months ended June 30,		Nine months ended June 30,
	2018	2017	2018	2017
Net Income (Loss) (Millions of dollars)	$594	$(132)	$446	$773
Diluted Earnings (Loss) per Share	$2.03	$(0.75)	$1.27	$3.36

Unfavorable impact-specified items	$(0.88)	$(3.03)	$(6.51)	$(3.50)
Dilutive impact of BD shares	$—	$(0.18)	$(0.31)	$(0.22)
Favorable impact-foreign currency translation	$0.16		$0.38

The dilutive impacts for the three-month period of fiscal year 2017 and nine-month periods of fiscal years 2018 and 2017 represents the unfavorable impact of BD shares issued through public offerings of equity securities in the third quarter of fiscal year 2017, in anticipation of the Bard acquisition, and of BD shares issued as consideration transferred in the first quarter of fiscal year 2018 for the Bard acquisition as is further discussed in Note 8 in the Notes to Condensed Consolidated Financial Statements.
Liquidity and Capital Resources
The following table summarizes our condensed consolidated statement of cash flows:

	Nine months ended June 30,
(Millions of dollars)	2018	2017
Net cash provided by (used for)
Operating activities	$1,559	$1,424
Investing activities	$(15,298)	$(536)
Financing activities	$949	$11,433
Net Cash Flows from Operating Activities
Cash generated from operations, along with available cash and cash equivalents, is expected to be sufficient to fund our normal operating needs for the remainder of fiscal year 2018. Normal operating needs in fiscal year 2018 include working capital, capital expenditures, and cash dividends. The change in cash flows from operating activities reflected a change to deferred tax asset and liability balances which were remeasured under the recently enacted tax legislation, as previously discussed above. The change in cash flows from operating activities in the current-year period also reflected a $308 million gain on the sale of our remaining interest in the Vyaire Medical venture, as well as discretionary cash contributions of $287 million to fund our pension obligation. The current period change in operating assets and liabilities was a net source of cash and primarily reflected higher levels of accounts payable and accrued expenses, primarily due to an increase in income taxes payable, and lower levels of inventory. Net cash provided by operating activities in the prior-year period reflected the non-cash charge resulting from the modification to our dispensing equipment lease contracts with customers, as previously discussed. As noted above, both the current and prior-year periods reflected losses recorded upon our extinguishment of certain long-term notes which are included within Other, net.
Net Cash Flows from Investing Activities
Our investments in capital expenditures are focused on projects that enhance our cost structure and manufacturing capabilities, and support our strategy of geographic expansion with select investments in growing markets. Capital expenditure-related cash outflows were $588 million in the first nine months of fiscal year 2018, compared with $467 million in the prior-year period. The current-year period's net cash flows transferred for acquisitions of $15.111 billion primarily related to our acquisition of Bard. Cash provided by investing activities in the first nine months of fiscal years 2018 and 2017 included $534 million and $165 million of proceeds from divestitures, respectively.

Net Cash Flows from Financing Activities
Net cash from financing activities in the first nine months of fiscal years 2018 and 2017 included the following significant cash flows:

	Nine months ended June 30,
(Millions of dollars)	2018	2017
Cash inflow (outflow)
Change in credit facility borrowings	$200	$50
Proceeds from long-term debt	$4,335	$11,462
Payments of debt	$(2,723)	$(3,980)
Proceeds from issuance of equity securities	$—	$4,827
Share repurchases under accelerated share repurchase agreement	$—	$(220)
Dividends paid	$(687)	$(478)
Certain measures relating to our total debt were as follows:

(Millions of dollars)	June 30, 2018	September 30, 2017
Total debt	$22,249	$18,870

Short-term debt as a percentage of total debt	8.5%	1.1%
Weighted average cost of total debt	3.3%	3.3%
Total debt as a percentage of total capital*	48.5%	57.5%
*    Represents shareholders’ equity, net non-current deferred income tax liabilities, and debt.
Additional disclosures regarding debt-related financing activities are provided in Note 14. The increase in the ratio of short-term debt as a percentage of total debt at June 30, 2018 was primarily driven by the reclassification of certain notes from long-term to short-term.
Cash and Short-term Investments
At June 30, 2018, total worldwide cash and short-term investments, including restricted cash, were approximately $1.5 billion, which was primarily held in jurisdictions outside of the United States. We regularly review the amount of cash and short-term investments held outside the United States and currently intend to use such amounts to fund our international operations and their growth initiatives.
Financing Facilities
In May 2017, we entered into a three-year $2.25 billion senior unsecured term loan facility. We used the $2.25 billion of proceeds drawn from this facility in December 2017 to fund a portion of the cash consideration for the Bard acquisition, as well as the fees and expenses incurred in connection with the acquisition. Borrowings outstanding under the term loan facility were $1.23 billion at June 30, 2018.

Also in May 2017, we entered into a five-year senior unsecured revolving credit facility which became effective upon the closing of the Bard acquisition and which provides borrowing of up to $2.25 billion. This facility will expire in December 2022 and replaced the $1.5 billion syndicated credit facility we previously had in place with an expiration date of January 2022. We will be able to issue up to $100 million in letters of credit under this new revolving credit facility and it also includes a provision that enables BD, subject to additional commitments made by the lenders, to access up to an additional $500 million in financing through the facility for a maximum aggregate commitment of $2.75 billion. We used proceeds from this facility to redeem or repurchase certain of Bard's outstanding senior unsecured notes that were assumed upon the closing of the acquisition and we will also use proceeds from this facility to fund general corporate needs. Borrowings outstanding under the revolving credit facility were $200 million at June 30, 2018.

The agreements for both the new term loan and revolving credit facility contained the following financial covenants. We were in compliance with these covenants as of June 30, 2018.

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

We also have informal lines of credit outside the United States. The Company had no commercial paper borrowings outstanding as of June 30, 2018. We may, from time to time, sell certain trade receivable assets to third parties as we manage working capital over the normal course of our business activities.
Debt ratings
Our corporate credit ratings with the rating agencies Standard & Poor's Ratings Services ("S&P"), Moody's Investor Service ("Moody's") and Fitch Ratings ("Fitch") were as follows at June 30, 2018:

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

•
Competitive factors that could adversely affect our operations, including new product introductions and technologies (for example, new forms of drug delivery) by our current or future competitors, consolidation or strategic alliances among healthcare companies, distributors and/or payers of healthcare to improve their competitive position or develop new models for the delivery of healthcare, increased pricing pressure due to the impact of low-cost manufacturers, patents attained by competitors (particularly as patents on our products expire), and new entrants into our markets.

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

•
Changes in the domestic and foreign healthcare industry or in medical practices that result in a reduction in procedures using our products or increased pricing pressures, including the continued consolidation among healthcare providers and trends toward managed care and healthcare cost containment.

•
The impact of changes in U.S. federal laws and policy that could affect fiscal and tax policies, healthcare, and international trade, including import and export regulation and international trade agreements. Recently, the U.S., China and other countries have imposed tariffs on certain products imported into their respective countries. While we currently do not anticipate that these tariffs will have a material impact on our business, additional tariffs or other trade barriers imposed by the U.S., China or other countries could adversely impact our supply chain costs or otherwise adversely impact our results of operations.

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
Item 4.    Controls and Procedures
An evaluation was carried out by BD’s management, with the participation of BD’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of BD’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of June 30, 2018. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were, as of the end of the period covered by this report, effective and designed to ensure that material information relating to BD and its consolidated subsidiaries would be made known to them by others within these entities.

On December 29, 2017, BD completed the acquisition of Bard. While BD has extended its oversight and monitoring processes that support our internal control over financial reporting, as well as its disclosure controls and procedures, we continue to integrate the acquired operations of Bard. There were no changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2018 identified in connection with the above-referenced evaluation that have materially affected, or are reasonably likely to materially affect, BD’s internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1.    Legal Proceedings
We are involved, both as a plaintiff and a defendant, in various legal proceedings which arise in the ordinary course of business, including product liability and environmental matters as set forth in our 2017 Annual Report on Form 10-K and in Note 5 of the Notes to Condensed Consolidated Financial Statements in this report. Since March 31, 2018, there have been no material developments with respect to the legal proceedings in which we are involved, except as provided below.
Hernia Product Claims
On April 11, 2018, plaintiffs’ attorneys filed a request for the creation of a new hernia multi-district litigation ("MDL") in either the Southern District of Ohio or the Western District of Missouri, and a hearing was scheduled on July 26, 2018 to address the creation and location of that MDL.
Filter Product Claims
On June 1, 2018, a jury in the second MDL trial unanimously found in favor of BD on all claims.

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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
The table below sets forth certain information regarding our purchases of common stock of BD during the quarter ended June 30, 2018.
Issuer Purchases of Equity Securities

For the three months ended June 30, 2018	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
April 1 – 30, 2018	—	$—	—	7,857,742
May 1 – 31, 2018	2,227	224.14	—	7,857,742
June 1 – 30, 2018	—	—	—	7,857,742
Total	2,227	$224.14	—	7,857,742

(1)
Consists of 2,227 shares purchased during the quarter in open market transactions by the trust relating to BD’s Deferred Compensation and Retirement Benefit Restoration Plan and 1996 Directors’ Deferral Plan.

(2)	Represents shares available under a repurchase program authorized by the Board of Directors on September 24, 2013 for 10 million shares, for which there is no expiration date.

Item 3.    Defaults Upon Senior Securities
Not applicable.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information

Not applicable.

Item 6.    Exhibits

Exhibit 4.1	Form of 1.401% Note due May 24, 2023 (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed by the registrant on May 24, 2018).

Exhibit 4.2	Form of 3.02% Note due May 24, 2025 (incorporated by reference to Exhibit 4.2 of the Current Report on Form 8-K filed by the registrant on May 24, 2018).

Exhibit 31	Certifications of Chief Executive Officer and Chief Financial Officer, pursuant to SEC Rule 13a - 14(a).

Exhibit 32	Certifications of Chief Executive Officer and Chief Financial Officer, pursuant to Rule 13a - 14(b) and Section 1350 of Chapter 63 of Title 18 of the U.S. Code.

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
Dated: August 2, 2018

/s/ Christopher Reidy
Christopher Reidy
Executive Vice President, Chief Financial Officer and Chief Administrative Officer
(Principal Financial Officer)

/s/ Charles Bodner
Charles Bodner
Senior Vice President, Corporate Finance, and Chief Accounting Officer
(Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibits

4.1	Form of 1.401% Note due May 24, 2023 (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed by the registrant on May 24, 2018).

4.2	Form of 3.02% Note due May 24, 2025 (incorporated by reference to Exhibit 4.2 of the Current Report on Form 8-K filed by the registrant on May 24, 2018).

31	Certifications of Chief Executive Officer and Chief Financial Officer, pursuant to SEC Rule 13a - 14(a).

32	Certifications of Chief Executive Officer and Chief Financial Officer, pursuant to Rule 13a - 14(b) and Section 1350 of Chapter 63 of Title 18 of the U.S. Code.

101
The following materials from this report, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.