Form 10-K
period 2018-09-30
BECTON DICKINSON & CO
filed 2018-11-21
CIK 10795

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2018
COMMISSION FILE NUMBER 1-4802
BECTON, DICKINSON AND COMPANY
(Exact name of registrant as specified in its charter)

New Jersey	22-0760120
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1 Becton Drive Franklin Lakes, New Jersey (Address of principal executive offices)	07417-1880 (Zip code)
Registrant’s telephone number, including area code (201) 847-6800
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $1.00	New York Stock Exchange
Depositary Shares, each representing a 1/20th interest in a share of 6.125% Cumulative Preferred Stock Series A	New York Stock Exchange
0.368% Notes due June 6, 2019	New York Stock Exchange
1.000% Notes due December 15, 2022	New York Stock Exchange
1.900% Notes due December 15, 2026	New York Stock Exchange
1.401% Notes due May 24, 2023	New York Stock Exchange
3.020% Notes due May 24, 2025	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☑        No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐        No  ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑        No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☑        No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of large accelerated filer, accelerated filer, smaller reporting company, and emerging growth company in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑	Accelerated filer	☐	Non-accelerated filer	☐

Smaller reporting company	☐	Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐        No  ☑
As of March 31, 2018, the aggregate market value of the registrant’s outstanding common stock held by non-affiliates of the registrant was approximately $56,903,426,170.
As of October 31, 2018, 268,257,940 shares of the registrant’s common stock were outstanding.
Documents Incorporated by Reference Portions of the registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held January 22, 2019 are incorporated by reference into Part III hereof.

PART I
Item  1.    Business.
General
Becton, Dickinson and Company (also known as “BD”) was incorporated under the laws of the State of New Jersey in November 1906, as successor to a New York business started in 1897. BD’s executive offices are located at 1 Becton Drive, Franklin Lakes, New Jersey 07417-1880, and its telephone number is (201) 847-6800. All references in this Form 10-K to "BD", "the Company", "we", "our" or "us" refer to Becton, Dickinson and Company and its domestic and foreign subsidiaries, unless otherwise indicated by the context.
BD is a global medical technology company engaged in the development, manufacture and sale of a broad range of medical supplies, devices, laboratory equipment and diagnostic products used by healthcare institutions, physicians, life science researchers, clinical laboratories, the pharmaceutical industry and the general public. We provide customer solutions that are focused on improving medication management and patient safety; supporting infection prevention practices; equipping surgical and interventional procedures; improving drug delivery; aiding anesthesiology care; enhancing the diagnosis of infectious diseases and cancers; advancing cellular research and applications; and supporting the management of diabetes.
Business Segments
BD’s operations consist of three worldwide business segments: BD Medical, BD Life Sciences and BD Interventional. As is further described below, BD completed its acquisition of C.R. Bard, Inc. ("Bard") on December 29, 2017, and BD Interventional includes the majority of Bard’s product offerings, along with certain product offerings formerly within BD Medical. Additionally, certain of Bard's product offerings are included within BD Medical as part of the Medication Delivery Solutions unit (formerly Medication and Procedural Solutions). Information with respect to BD’s business segments and the Bard acquisition is included in Note 6 and Note 9, respectively, to the consolidated financial statements contained in Item 8, Financial Statements and Supplementary Data, and is incorporated herein by reference.
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
Medication Delivery Solutions
Peripheral IV catheters (conventional, safety); advanced peripheral catheters (guidewire assisted peripherally inserted venous catheters, midline catheters, port access); central lines (peripherally inserted central catheters); acute dialysis catheters; vascular access technology (ultrasonic imaging); vascular care (lock solutions, prefilled flush syringes, disinfecting caps); vascular preparation (skin antiseptics, dressings, securement); needle-free IV connectors and extensions sets; IV fluids; closed-system drug transfer devices; hazardous drug detection; conventional and safety hypodermic syringes and needles, anesthesia needles (spinal, epidural) and trays; enteral syringes, sharps disposal systems.

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
Pharmaceutical Systems
Prefillable drug delivery systems - prefillable syringes, safety, shielding and self-injection systems - provided to pharmaceutical companies for use as containers for injectable pharmaceutical products, which are then placed on the market as drug/device combinations.

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

Biosciences
Fluorescence-activated cell sorters and analyzers; monoclonal antibodies and kits for performing cell analysis; reagent systems for life science research; bench-side solutions for high-throughput targeted single-cell gene expression and RNA-Seq analysis; molecular indexing and next-generation sequencing sample preparation for genomics research; and clinical oncology, immunological (HIV) and transplantation diagnostic/monitoring reagents and analyzers.

BD Interventional
BD Interventional provides vascular, urology, oncology and surgical specialty products that are intended, with the exception of the V. Muller™ surgical and laparoscopic instrumentation products, to be used once and then discarded or are either temporarily or permanently implanted. The primary customers served by BD Interventional are hospitals, individual healthcare professionals, extended care facilities, alternate site facilities and directly to patients via our Homecare business. BD Interventional consists of the following organizational units:

Organizational Unit	Principal Product Lines
Surgery
Hernia and soft tissue repair, biological grafts, bioresorbable grafts, biosurgery, and other surgical products; BD ChloraPrep™ surgical infection prevention products, thoracic and abdominal drainage products and V. Mueller™ surgical and laparoscopic instrumentation products, which are products previously included within the former Medication and Procedural Solutions unit of BD Medical.

Peripheral Intervention
Percutaneous transluminal angioplasty (“PTA”) balloon catheters, peripheral vascular stents, self-expanding and balloon-expandable stent grafts, vascular grafts, drug coated balloons, ports, biopsy, chronic dialysis, feeding, IVC filters, endovascular fistula creation devices and drainage products.

Urology and Critical Care	Urological drainage products, intermittent catheters, urinary and fecal management devices, kidney stone management devices, and Targeted Temperature Management.
Acquisitions
TVA Medical, Inc.
In July 2018, BD acquired TVA Medical, Inc., a company that develops minimally invasive vascular access solutions for patients with chronic kidney disease requiring hemodialysis.
C. R. Bard, Inc.
On December 29, 2017, BD completed the acquisition of Bard to create a medical technology company that is uniquely positioned to improve both the treatment of disease for patients and the process of care for health care providers.  Under the terms of the transaction, Bard common shareholders received approximately $222.93 in cash and 0.5077 shares of BD stock per Bard share. BD financed the cash portion of total consideration transferred with available cash, which included net proceeds raised in the third quarter of fiscal year 2017 through registered public offerings of equity securities and debt transactions. Additional information regarding the Bard acquisition is contained in Note 9 to the consolidated financial statements contained in Item 8, Financial Statements and Supplementary Data, which is incorporated herein by reference.
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
Additional information regarding these acquisitions is contained in Note 9 to the consolidated financial statements contained in Item 8., Financial Statements and Supplementary Data, which is incorporated herein by reference.

Divestitures
Advanced Bioprocessing
In October 2018, BD completed the sale of its Advanced Bioprocessing business pursuant to a definitive agreement that was signed in September 2018.
Respiratory Solutions and Vyaire Medical
On October 3, 2016, BD sold a 50.1% controlling financial interest in its Respiratory Solutions business, a component of the Medical segment, to form a venture, Vyaire Medical. BD retained a 49.9% non-controlling interest in the new standalone entity. BD agreed to various contract manufacturing and certain logistical and transition services agreements with the new entity for a period of up to two years after the sale. In April 2018, BD completed the sale of its remaining interest in Vyaire Medical. BD received gross cash proceeds of approximately $435 million and recognized a pre-tax gain on the sale of approximately $303 million.
Additional information regarding these divestitures is contained in Note 10 to the consolidated financial statements contained in Item 8, Financial Statements and Supplementary Data, which is incorporated herein by reference.
International Operations
BD’s products are manufactured and sold worldwide. For reporting purposes, we organize our operations outside the United States as follows: Europe, EMA (which includes the Commonwealth of Independent States, the Middle East and Africa); Greater Asia (which includes Japan and Asia Pacific); Latin America (which includes Mexico, Central America, the Caribbean and South America); and Canada. The principal products sold by BD outside the United States are hypodermic needles and syringes; insulin syringes and pen needles; BD Hypak™ brand prefillable syringe systems; infusion therapy products including Alaris™ infusion pumps; pharmacy automation equipment including Pyxis™ systems; devices and services for the treatment of peripheral arterial and venous disease, cancer detection, and end-stage renal disease and maintenance; synthetic and resorbable mesh, biologic implants and fixation systems to complement innovative techniques for inguinal, ventral and other hernia repair procedures; medical devices for urine drainage in the acute care hospital and home care settings; BD Vacutainer™ brand blood collection products; diagnostic systems and laboratory equipment and products; flow cytometry instruments and reagents. BD has manufacturing operations outside the United States in Bosnia and Herzegovina, Brazil, Canada, China, Dominican Republic, France, Germany, Hungary, India, Ireland, Israel, Italy, Japan, Malaysia, Mexico, the Netherlands, Singapore, Spain, and the United Kingdom. Geographic information with respect to BD’s operations is included under the heading “Geographic Information” in Note 6 to the consolidated financial statements included in Item 8, Financial Statements and Supplementary Data, and is incorporated herein by reference.
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
Distribution
BD’s products are marketed and distributed in the United States and internationally through independent distribution channels, and directly to hospitals and other healthcare institutions by BD and independent sales representatives. BD uses acute care, non-acute care, laboratory and drug wholesaler distributors to broadly support our overall disposable product demand from our end user customers in the United States. In international markets, products are distributed either directly or through distributors, with the practice varying by country. Order backlog is not material to BD’s business inasmuch as orders for BD products generally are received and filled on a current basis, except for items temporarily out of stock. BD’s worldwide sales are not generally seasonal, with the exception of certain medical devices in the Medication Delivery Solutions business unit, and flu diagnostic products in the Diagnostic Systems business unit, which relate to seasonal diseases such as influenza. In order to service its customers, optimize logistics, lower facilities costs and reduce finished goods inventory levels, BD operates consolidated distribution facilities in both the United States and Europe. Orders are normally shipped within a matter of days after receipt.
Raw Materials and Components
BD purchases many different types of raw materials and components, including plastics, glass, metals, textiles, paper products, agricultural products, electronic and mechanical sub-assemblies and various biological, chemical and petrochemical products. BD seeks to ensure continuity of supply by securing multiple options for sourcing. However, there are situations where raw materials and components are only available from one supplier, which are referred to as sole sourced. The use of sole sourced materials and components may be due to sourcing of proprietary and/or patented technology and processes that are intended to provide a unique market differentiation to our product. In other cases, while a raw material or component can be sourced from multiple manufacturers, only one supplier is qualified due to quality assurance, cost or other considerations. In order to provide alternate sources, BD must complete a rigorous qualification process, which most often includes completion of regulatory registration and approval. If clinical trials are not required, this qualification process can take 3-18 months depending on the criticality of the change. When clinical trials are required, this process may lengthen the qualification phase from one to three years. BD continuously assesses its sole sourced raw materials and components, and maintains business continuity plans with its suppliers. BD’s continuity plans may include securing secondary supply with alternate suppliers, qualification of alternate manufacturing facilities, maintaining contingency stock, internal development of supply and establishment of technology escrow accounts. While BD works closely with its suppliers, no assurance can be given that these efforts will be successful, and there may be events that cause supply interruption, reduction or termination that adversely impacts BD’s ability to manufacture and sell certain products.
Research and Development
BD conducts its research and development (“R&D”) activities at its operating units and at BD Technologies in Research Triangle Park, North Carolina. The majority of BD’s R&D activities are conducted in North America. Outside North America, BD primarily conducts R&D activities in China, France, India, Ireland and Singapore. BD also collaborates with certain universities, medical centers and other entities on R&D programs and retains individual consultants and partners to support its efforts in specialized fields. BD spent approximately $1,006 million, $774 million and $828 million on research and development during the fiscal years ended September 30, 2018, 2017, and 2016, respectively.
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
Third-Party Reimbursement
Reimbursement remains an important strategic consideration in the development and marketing of medical devices and procedures. Difficulty in obtaining coverage, coding and payment can be a significant barrier to the commercial success of a new product or procedure. The consequences can include slow adoption in the marketplace and inadequate payment levels that can continue for months or even years.
A majority of BD’s customers rely on third-party payers, including government programs and private health insurance plans, to reimburse some or all of the cost of the procedures, products and services they provide. These payers in the United States and abroad are increasingly focused on strategies to control spending on healthcare and reward improvements in quality and patient outcomes.
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
As government programs seek to expand healthcare coverage for their citizens, they have at the same time sought to control costs by limiting the amount of reimbursement they will pay for particular procedures, products or services. Many third-party payers have developed specific payment and delivery mechanisms to support these cost control efforts and to focus on paying for value. These mechanisms include payment reductions, pay for performance measures, quality-based performance payments, restrictive coverage policies, bidding and tender mechanics, studies to compare the effectiveness of therapies and use of technology assessments. These changes, whether the result of legislation, new strategic alliances or market consolidations, have created an increased emphasis on the delivery of more cost-effective and quality-driven healthcare.
  For example, as a result of the Patient Protection and Affordable Care Act (“PPACA”), the U.S. is implementing value based payment methodologies and seeking to create alternative payment models such as bundled payments to continue to drive improved value. We see other governments around the world considering similar bundling reform measures, including the development of the Diagnosis Related Group (“DRG”) as a payment mechanism to drive toward quality and resource based reimbursement.

Regulation
General
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
Consent Decree
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
We also cannot currently predict whether additional monetary investment will be incurred to resolve this matter or the matter’s ultimate impact on our business. We may be obligated to pay more costs in the future because, among other things, the FDA may determine that we are not fully compliant with the amended consent decree and therefore impose penalties under the amended consent decree, and/or we may be subject to future proceedings and litigation relating to the matters addressed in the amended consent decree. As of September 30, 2018, we do not believe that a loss is probable in connection with the amended consent decree, and accordingly, we have no accruals associated with compliance with the amended consent decree.

FDA Warning Letters
In May 2017, the FDA conducted inspections at BD’s Preanalytical Systems (“PAS”) facility in Franklin Lakes, New Jersey. In July 2017, the FDA issued a Form 483 to BD PAS in connection with these inspections that contained observations of non-conformance relating to quality system regulations and medical device reporting relating to certain of our BD Vacutainer™ EDTA blood collection tubes. On January 11, 2018, BD received a Warning Letter from the FDA, citing certain alleged violations of quality system regulations and of law. The Warning Letter states that, until BD resolves the outstanding issues covered by the Warning Letter, the FDA will not clear or approve any premarket submissions for Class III devices to which the non-conformances are reasonably related or grant requests for certificates to foreign governments. We submitted our response to the Warning Letter on January 31, 2018.
The FDA conducted an inspection of BD’s facility located in Franklin, Wisconsin (“BD Franklin site”) from May 16, 2018 through August 1, 2018.  On August 1, 2018, the FDA issued a Form 483 to the BD Franklin site in connection with these inspections that contained observations of non-conformance relating to quality system regulations relating to certain pre-filled Heparin lock flush syringes and pre-filled 0.9% sodium chloride lock flush syringes.  On September 14, 2018, BD received a Warning Letter from the FDA, citing certain alleged violations of quality system regulations and of law. In the Warning Letter, FDA stated that BD’s response appears to be adequate, but that several of the actions are still in progress and a follow-up inspection by FDA of the site will be necessary to verify compliance. We submitted our response to the Warning Letter on October 1, 2018.
BD is working closely with the FDA and intends to fully implement corrective actions to address the concerns identified in the Warning Letters. However, BD cannot give any assurances that the FDA will be satisfied with its responses to the Warning Letters or as to the expected date of resolution of matters included in the Warning Letters. While BD does not believe that the issues identified in the Warning Letters will have a material impact on BD’s operation, no assurances can be given that the resolution of these matters will not have a material adverse effect on BD’s business, results of operations, financial conditions and/or liquidity.
For further discussion of risks relating to the regulations to which we are subject, see Item 1A. Risk Factors.
Employees
As of September 30, 2018, BD had 76,032 employees, of which 28,734 were employed in the U.S. (including Puerto Rico). BD believes that its employee relations are satisfactory.
Available Information
BD maintains a website at www.bd.com. BD also makes available its Annual Reports on Form 10-K, its Quarterly Reports on Form 10-Q, and its Current Reports on Form 8-K (and amendments to those reports) as soon as reasonably practicable after those reports are electronically filed with, or furnished to, the Securities and Exchange Commission (“SEC”). These filings may be obtained and printed free of charge at www.bd.com/investors. In addition, the written charters of the Audit Committee; the Compensation and Management Development Committee; the Corporate Governance and Nominating Committee; the Executive Committee; the Quality and Regulatory Committee; and the Science, Marketing, Innovation and Technology Committee of the Board of Directors, BD’s Corporate Governance Principles and its Code of Conduct, are available and may be printed free of charge at BD’s website at www.bd.com/investors/corporate_governance/. Printed copies of these materials, this 2018 Annual Report on Form 10-K, and BD’s reports and statements filed with, or furnished to, the SEC, may also be obtained, without charge, by contacting the Corporate Secretary, BD, 1 Becton Drive, Franklin Lakes, New Jersey 07417-1880, telephone 201-847-6800. In addition, the SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov.
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
Deterioration in the global economic environment, particularly in emerging markets and countries with government-sponsored healthcare systems, may cause decreased demand for our products and services and increased competition, which could result in lower sales volume and downward pressure on the prices for our products, longer sales cycles, and slower adoption of new technologies. A weakening of macroeconomic conditions may also adversely affect our suppliers, which could result in interruptions in supply. We have previously experienced delays in collecting government receivables in certain countries in Western Europe due to economic conditions, and we may experience similar delays in the future in these and other countries or regions experiencing financial problems.
The medical technology industry is very competitive.
We are a global company that faces significant competition from a wide range of companies. These include large medical device companies with multiple product lines, some of which may have greater financial and marketing resources than we do, and firms that are more specialized than we are with respect to particular markets or product lines. Non-traditional entrants, such as technology companies, are also entering into the healthcare industry, some of which may have greater financial and marketing resources than we do. We face competition across all our product lines and in each market in which our products are sold on the basis of product features, clinical or economic outcomes, product quality, availability, price, services and other factors. In addition, we face changing customer preferences and requirements, including increased customer demand for more environmentally-friendly products, as well as changes in the ways health care services are delivered (including the transition of more care to non-acute settings).
The medical technology industry is also subject to rapid technological change and discovery and frequent product introductions. The development of new or improved products, processes or technologies by other companies (such as needle-free injection technology) that provide better features, pricing or clinical outcomes or economic value may render our products or proposed products obsolete or less competitive. In some instances, competitors, including pharmaceutical companies, also offer, or are attempting to develop, alternative therapies for disease states that may be delivered without a medical device. The entry into the market of manufacturers located in China and other low-cost manufacturing locations has also created pricing pressure, particularly in developing markets.
The medical technology industry has also experienced a significant amount of consolidation, resulting in companies with greater market presence. Health care systems and other health care companies are also consolidating, resulting in greater purchasing power for these companies. As a result, competition among medical device suppliers to provide goods and services has increased. Group purchasing organizations and integrated health delivery networks have also served to concentrate purchasing decisions for some customers, which has led to downward pricing pressure for medical device suppliers. Further consolidation in the industry could intensify competition among medical device suppliers and exert additional pressure on the prices of our products.
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
Our sales depend, in part, on the extent to which healthcare providers and facilities are reimbursed by government authorities, private insurers and other third-party payers for the costs of our products (including Medicare, Medicaid and comparable foreign programs, as well as private payors). The coverage policies and reimbursement levels of third-party payers, which can vary among public and private sources and by country, may affect which products customers purchase and the prices they are willing to pay for those products in a particular jurisdiction. Reimbursement rates can also affect the acceptance rate of new technologies and products. Legislative or administrative reforms to reimbursement systems in the United States or abroad, changes in coverage or reimbursement rates by private payers, or adverse decisions relating to our products by administrators of these systems could significantly reduce reimbursement for procedures using our products or result in denial of reimbursement for those products, which would adversely affect customer demand or the price customers are willing to pay for such products. See “Third-Party Reimbursement” under Item 1. Business.
The reinstatement of the PPACA's medical device tax may adversely affect our results of operations.
The PPACA imposes on medical device manufacturers, such as BD, a 2.3% excise tax on U.S. sales of certain medical devices. While the excise tax has been suspended until the end of 2019, absent further legislative action, it will be reinstated in 2020, which would adversely affect our results of operation.
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
We rely on information technology systems to process, transmit, and store electronic information in our day-to-day operations, including sensitive personal information and proprietary or confidential information. In addition, some of our products include information technology that collects data regarding patients and patient therapy on behalf of our customers and some connect to our systems for maintenance purposes.  Our information technology systems have been subjected to attack via malicious code execution, and cyber- or phishing- attacks, and we have experienced instances of unauthorized access to our systems in the past and expect to be subject to similar attacks in the future. In addition to our own information, in the course of doing business, we sometimes store information with third parties that could be subject to these types of attacks.

Cyber-attacks could result in our intellectual property and other confidential information being accessed or stolen.  Likewise, we could suffer disruption of our operations and other significant negative consequences, including increased costs for security measures or remediation, diversion of management attention, and adverse impact on our relationships with vendors, business partners and customers.  Unauthorized tampering, adulteration or interference with our products may also create issues with product functionality that could result in a loss of data, risk to patient safety, and product recalls or field actions.  Cyber-attacks could result in unauthorized access to our systems and products which could also result in actions by regulatory bodies or civil litigation.  While we will continue to dedicate significant resources to protect against unauthorized access to our systems and work with government authorities to detect and reduce the risk of future cyber incidents, cyber-attacks are becoming more sophisticated, frequent and adaptive. There can be no assurances that our protective measures will prevent future attacks that could have a material adverse impact on our business.
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
A substantial amount of our sales come from our operations outside the United States, and we intend to continue to pursue growth opportunities in foreign markets, especially in emerging markets. Our foreign operations subject us to certain risks, including, among others, the effects of fluctuations in foreign currency exchange (discussed above), the effects of local economic and political conditions, competition from local companies, trade protectionism and restrictions on the transfer of capital across borders, U.S. relations with the governments of the foreign countries in which we operate, foreign regulatory requirements or changes in such requirements, local product preferences and product requirements, longer payment terms for account receivables than we experience in the U.S., difficulty in establishing, staffing and managing foreign operations, changes to international trade agreements and treaties, changes in tax laws, weakening or loss of the protection of intellectual property rights in some countries, and import or export licensing requirements. The success of our operations outside the United States also depends, in part, on our ability to make necessary infrastructure enhancements to, among other things, our production facilities and sales and distribution networks.
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

Changes in U.S. policy regarding international trade, including import and export regulation and international trade agreements, could also negatively impact our business. In 2018, the U.S. imposed tariffs on steel and aluminum as well as on goods imported from China and certain other countries, which has resulted in retaliatory tariffs by China and other countries. Additional tariffs imposed by the U.S. on a broader range of imports, or further retaliatory trade measures taken by China or other countries in response, could result in an increase in supply chain costs that we may not be able to offset or otherwise adversely impact our results of operations.
The June 2016 referendum result in the United Kingdom (“UK”) to exit the European Union (“EU”) (commonly known as “Brexit”), and the subsequent commencement of the official withdrawal process by the UK government in March 2017, has created uncertainties affecting business operations in the UK and the EU. Until the terms of the UK’s exit from the EU in March 2019 are determined, including any transition period, it is difficult to predict its impact. It is possible that the withdrawal could, among other things, affect the legal and regulatory environments to which our businesses are subject, impact trade between the UK and the EU and other parties and create economic and political uncertainty in the region.

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
We purchase many different types of raw materials and components used in our products. Certain raw materials and components are not available from multiple sources. In addition, for quality assurance, cost-effectiveness and other reasons, certain raw materials and components are purchased from sole suppliers. The price and supply of these materials and components may be impacted or disrupted for reasons beyond our control. While we work with suppliers to ensure continuity of supply, no assurance can be given that these efforts will be successful. In addition, due to regulatory requirements relating to the qualification of suppliers, we may not be able to establish additional or replacement sources on a timely basis or without excessive cost. The termination, reduction or interruption in supply of these raw materials and components could adversely impact our ability to manufacture and sell certain of our products.
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

We are subject to lawsuits.
We are or have been a defendant in a number of lawsuits, including purported class action lawsuits for alleged antitrust violations, product liability claims (which may involve lawsuits seeking class action status or seeking to establish multi-district litigation proceedings, including claims relating to our hernia repair implant products, surgical continence and pelvic organ prolapse products for women and vena cava filter products), and suits alleging patent infringement. We have also been subject to government subpoenas seeking information with respect to alleged violations of law, including in connection with federal and/or state healthcare programs (such as Medicare or Medicaid) and/or sales and marketing practices (such as the civil investigative demands received by BD and Bard). A more detailed description of the foregoing is contained in Note 5 to the consolidated financial statements included in Item 8. Financial Statements and Supplementary Data. We could be subject to additional lawsuits or governmental investigations in the future. Reserves established for estimated losses with respect to legal proceedings do not represent an exact calculation of our actual liability, but instead represent our estimate of the probable loss at the time the reserve is established. Due to the inherent uncertainty of litigation and our underlying loss reserve estimates, additional reserves may be established from time-to-time. Also, in some instances, we are not able to estimate the amount or range of loss that could result from an unfavorable outcome of the litigation to which we are a party. In view of these uncertainties, we could incur charges materially in excess of any currently established accruals and, to the extent available, excess liability insurance. Any such future charges, individually or in the aggregate, could have a material adverse effect on our results of operations, financial condition and/or liquidity.
With respect to our existing product liability litigation, we believe that some settlements and judgments, as well as legal defense costs, may be covered in whole or in part under our product liability insurance policies with a limited number of insurance companies, or, in some circumstances, indemnification obligations to us from other parties. However, amounts recovered under these arrangements may be less than the stated coverage limits or less than otherwise expected and may not be adequate to cover damages and/or costs. In addition, there is no guarantee that insurers or other parties will pay claims or that coverage or indemnity will be otherwise available. For certain product liability claims or lawsuits, the Company does not maintain or has limited remaining insurance coverage, and we may not be able to obtain additional insurance on acceptable terms or at all that will provide adequate protection against potential liabilities.
We are subject to extensive regulation.
Our operations are global and are affected by complex state, federal and international laws relating to healthcare, environmental protection, antitrust, anti-corruption, marketing, fraud and abuse (including anti-kickback and false claims laws), export control, employment, privacy and other areas. Violations of these laws can result in criminal or civil sanctions, including substantial fines and, in some cases, exclusion from participation in health care programs such as Medicare and Medicaid. Environmental laws, particularly with respect to the emission of greenhouse gases, are also becoming more stringent throughout the world, which may increase our costs of operations or necessitate changes in our manufacturing plants or processes or those of our suppliers, or result in liability to BD. The enactment of additional laws in the future may increase our compliance costs or otherwise adversely impact our operations.
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
As a result of the CareFusion acquisition, we are operating under a consent decree with the FDA that was entered into by CareFusion in 2009, that affects our infusion pump business in the United States. We are also currently operating under two warning letters issued by the FDA. For more information regarding the consent decree and warning letters, see “Regulation” under Item 1. Business.
In addition, the European Union (“EU”) has adopted the EU Medical Device Regulation (the “EU MDR”) and the In Vitro Diagnostic Regulation (the “EU IVDR”), each of which impose stricter requirements for the marketing and sale of medical devices, including in the area of clinical evaluation requirements, quality systems and post-market surveillance. Manufacturers of currently approved medical devices will have until May 2020 to meet the requirements of the EU MDR and until May 2022 to meet the EU IVDR. Complying with the requirements of these regulations will require us to incur significant expenditures. Failure to meet these requirements could adversely impact our business in the EU and other regions that tie their product registrations to the EU requirements.
We are also subject to laws in the U.S. and elsewhere regarding privacy and the protection of personal information. For instance, the EU has also adopted the General Data Protection Regulation ("GDPR"), which will apply to personal data involved in our operations in the EU or products and services that we offer to EU users involving personal data. The GDPR creates a range of new compliance obligations that could require us to change our existing business practices policies, and significantly increases financial penalties for noncompliance.

Defects or quality issues associated with our products could adversely affect the results of our operations.
The design, manufacture and marketing of medical devices involve certain inherent risks. Manufacturing or design defects, component failures, unapproved or improper use of our products, or inadequate disclosure of risks or other information relating to the use of our products can lead to injury or other serious adverse events. These events could lead to recalls or safety alerts relating to our products (either voluntary or as required by the FDA or similar governmental authorities in other countries), and could result, in certain cases, in the removal of a product from the market. A recall could result in significant costs and lost sales and customers, enforcement actions and/or investigations by state and federal governments or other enforcement bodies, as well as negative publicity and damage to our reputation that could reduce future demand for our products. Personal injuries relating to the use of our products can also result in significant product liability claims being brought against us. In some circumstances, such adverse events could also cause delays in regulatory approval of new products or the imposition of post-market approval requirements.

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

Risks Relating To Our Acquisition of Bard
The integration of the Bard business may be more difficult, costly or time consuming than expected and the anticipated benefits and cost savings of the Bard acquisition may not be realized.
The success of the Bard acquisition, including anticipated benefits and cost savings, will depend, in part, on our ability to successfully combine and integrate our legacy business with the business of Bard. The integration of Bard’s business with our existing business is a complex, costly and time-consuming process. It is possible that a number of factors, including, without limitation, the loss of key employees, higher than expected costs, diversion of management attention and resources, the disruption of ongoing businesses or inconsistencies in standards, controls, procedures and policies, could adversely affect our ability to maintain relationships with customers, vendors and employees or to achieve the anticipated benefits and cost savings of the acquisition. If we experience difficulties with the integration process, the anticipated benefits of the Bard acquisition may not be realized fully or at all, or may take longer to realize than expected. These integration matters could have an adverse effect on us for an undetermined period following the acquisition. In addition, the actual cost savings of the Bard acquisition could be less than anticipated.

The future results of the combined company may be adversely impacted if we do not effectively manage our expanded operations.
Following the completion of the Bard acquisition, the size of our business has increased significantly. Our ability to successfully manage this expanded business will depend, in part, upon management’s ability to design and implement strategic initiatives that address not only the integration of the two companies, but also the increased scale and scope of the combined business with its associated increased costs and complexity. There can be no assurances that we will be successful or that we will realize the expected operating efficiencies, cost savings and other benefits currently anticipated from the Bard acquisition.
We will incur substantial expenses related to the integration of Bard.
We incurred, and expect to continue to incur, a number of non-recurring costs associated with the Bard integration related to formulating and implementing integration plans, including facilities and systems consolidation costs and employment-related costs. We continue to assess the magnitude of these costs, and additional unanticipated costs may be incurred in the Bard integration. Although we expect that the elimination of duplicative costs, as well as the realization of other efficiencies related to the integration of the businesses, should allow us to offset integration-related costs over time, this net benefit may not be achieved in the near term, or at all.

In connection with the Bard acquisition, we incurred significant additional indebtedness, which could adversely affect us, including by decreasing our business flexibility, and will increase our interest expense.
We have substantially increased our indebtedness in connection with the Bard acquisition through the incurrence of new indebtedness to finance the acquisition and the assumption of Bard’s existing indebtedness, in comparison to our indebtedness on a recent historical basis. This could have the effect of, among other things, reducing our flexibility to respond to business challenges and opportunities, and increasing our interest expense.
The amount of cash required to pay interest on our increased indebtedness levels following completion of the Bard acquisition, and thus the demands on our cash resources, are greater than the amount of cash flows required to service our indebtedness prior to the Bard acquisition. The increased levels of indebtedness following completion of the Bard acquisition may also reduce funds available for working capital, capital expenditures, acquisitions, the repayment or refinancing of our indebtedness as it becomes due and other general corporate purposes, and may create competitive disadvantages for us relative to other companies with lower debt levels. In addition, certain of the indebtedness incurred in connection with the Bard acquisition bears interest at variable interest rates. If interest rates increase, variable rate debt will create higher debt service requirements, which could further adversely affect our cash flows. If we do not achieve the expected benefits and cost savings from the Bard acquisition, or if the financial performance as a combined company does not meet current expectations, then our ability to service our indebtedness may be adversely impacted.
In addition, our credit ratings affect the cost and availability of future borrowings and, accordingly, our cost of capital. Our ratings reflect each rating organization’s opinion of our financial strength, operating performance and ability to meet our debt obligations. There can be no assurance that we will achieve a particular rating or maintain a particular rating in the future or that we will be able to maintain our current rating. Furthermore, our combined company’s credit ratings were lowered following the Bard acquisition, including below “investment grade” by Moody’s Investors Service, Inc., which may further increase our future borrowing costs and reduce our access to capital.
Moreover, in the future we may be required to raise substantial additional financing to fund working capital, capital expenditures, the repayment or refinancing of our indebtedness, acquisitions or other general corporate requirements. Our ability to arrange additional financing or refinancing will depend on, among other factors, our financial position and performance, as well as prevailing market conditions and other factors beyond our control. No assurance can be provided that we will be able to obtain additional financing or refinancing on terms acceptable to us or at all.
We may not be able to service all of our indebtedness.
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
The agreements that govern the indebtedness incurred in connection with the Bard acquisition impose restrictions that may affect our ability to operate our businesses.
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
Item  1B.    Unresolved Staff Comments.
None.
Item 2.    Properties.
BD’s executive offices are located in Franklin Lakes, New Jersey. As of October 31, 2018, BD owned or leased 380 facilities throughout the world, comprising approximately 24,658,363 square feet of manufacturing, warehousing, administrative and research facilities. The U.S. facilities, including those in Puerto Rico, comprise approximately 8,619,099 square feet of owned and 4,407,539 square feet of leased space. The international facilities comprise approximately 8,484,223 square feet of owned and 3,147,502 square feet of leased space. Sales offices and distribution centers included in the total square footage are also located throughout the world.
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

Sites	Corporate	BD Life Sciences	BD Medical	BD Interventional	Mixed(a)	Total
Leased	20	21	81	86	83	291
Owned	6	23	31	23	6	89
Total	26	44	112	109	89	380
Square feet	2,281,986	3,958,668	10,946,766	4,651,903	2,819,040	24,658,363

(a)	Facilities used by more than one business segment.
BD believes that its facilities are of good construction and in good physical condition, are suitable and adequate for the operations conducted at those facilities, and are, with minor exceptions, fully utilized and operating at normal capacity.
The U.S. facilities are located in Alabama, Arizona, California, Connecticut, Florida, Georgia, Illinois, Indiana, Maryland, Massachusetts, Michigan, Minnesota, Missouri, Montana, Nebraska, New Jersey, New York, North Carolina, Ohio, Oklahoma, Oregon, Pennsylvania, Rhode Island, South Carolina, Tennessee, Texas, Utah, Virginia, Washington, D.C., Washington, Wisconsin and Puerto Rico.
The international facilities are as follows:

- Europe, Middle East, Africa, which includes facilities in Austria, Belgium, Bosnia and Herzegovina, the Czech Republic, Denmark, England, Finland, France, Germany, Ghana, Greece, Hungary, Ireland, Israel, Italy, Kenya, Luxembourg, Netherlands, Norway, Pakistan, Poland, Portugal, Russia, Saudi Arabia, South Africa, Spain, Sweden, Switzerland, Turkey, the United Arab Emirates and Zambia.
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

Name	Age	Position
Vincent A. Forlenza	65	Chairman since July 2012; Chief Executive Officer since October 2011; and President from January 2009 to April 2017.
Thomas E. Polen	45
Chief Operating Officer since October 2018; President since April 2017; Executive Vice President and President - Medical Segment from October 2014 to April 2017; and Group President from October 2013 to October 2014.

James W. Borzi	56
Executive Vice President, Global Operations and Chief Supply Chain Office since October 2017; Senior Vice President, Global Operations from 2015 to October 2017; and Vice President, Global Manufacturing from 2013 to 2015.

Simon D. Campion	47
Executive Vice President and President, Interventional Segment since September 2018; Worldwide President, BD Interventional - Surgery from December 2017 to September 2018; President, Davol (now part of our Surgery business), C.R. Bard, Inc. from July 2015 to December 2017; and prior thereto, Vice President and General Manager, Davol.

Roland Goette	56
Executive Vice President and President, EMEA since May 2017; President, Europe from October 2014 to May 2017; and prior thereto, Vice President and General Manager - Medical Surgical Systems, Western Europe.

Patrick K. Kaltenbach	55
Executive Vice President and President, Life Sciences Segment since May 2018; Senior Vice President and President, Life Sciences and Applied Markets Group, Agilent Technologies, Inc. from November 2014 to April 2018; Vice President and General Manager of Agilent’s Life Sciences Products and Solutions organization from January 2014 to November 2014; and prior thereto, Vice President and General Manager of the Life Sciences Products and Solutions organization.

Samrat S. Khichi	51
Executive Vice President and General Counsel since December 2017; Senior Vice President, General Counsel and Corporate Secretary, C.R. Bard, Inc. from July 2014 to December 2017; and prior thereto, Chief Administrative Officer, Senior Vice President, General Counsel and Secretary, Catalent Pharma Solutions, a portfolio company of The Blackstone Group.

Betty D. Larson	42
Executive Vice President, Human Resources, and Chief Human Resources Officer since July 2018; Senior Vice President of Human Resources, Interventional Segment from December 2017 to July 2018; Vice President, Human Resources, C.R. Bard, Inc. from September 2014 to December 2017; and prior thereto, Vice President, Human Resources - Global Medical Products Business, Baxter International.

James Lim	54	Executive Vice President and President, Greater Asia since June 2012.
Alberto Mas	57
Executive Vice President and President - Medical Segment since June 2018; Executive Vice President and President - Life Sciences Segment from October 2016 to June 2018; and Worldwide President - Diagnostic Systems from October 2013 to October 2016.

Christopher R. Reidy	61	Executive Vice President, Chief Financial Officer and Chief Administrative Officer since July 2013.

PART II
Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
BD’s common stock is listed on the New York Stock Exchange under the symbol "BDX". As of October 31, 2018, there were approximately 14,130 shareholders of record.
Issuer Purchases of Equity Securities
The table below sets forth certain information regarding BD’s purchases of its common stock during the fiscal quarter ended September 30, 2018.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs(2)
July 1-31, 2018	1,499	$244.50	—	7,857,742
August 1-31, 2018	535	$247.67	—	7,857,742
September 1-30, 2018	—	—	—	7,857,742
Total	2,034	$245.33	—	7,857,742

(1)	Includes shares purchased during the quarter in open market transactions by the trust relating to BD’s Deferred Compensation and Retirement Benefit Restoration Plan and 1996 Directors’ Deferral Plan.

(2)	Represents shares available under the repurchase program authorized by the Board of Directors on September 24, 2013 for 10 million shares, for which there is no expiration date.

Item 6.    Selected Financial Data.
FIVE-YEAR SUMMARY OF SELECTED FINANCIAL DATA
Becton, Dickinson and Company

	Years Ended September 30
	2018	2017	2016	2015	2014
	Dollars in millions, except share and per share amounts
Operations
Revenues	$15,983	$12,093	$12,483	$10,282	$8,446
Gross Profit	7,262	5,942	5,991	4,695	4,301
Operating Income	1,497	1,478	1,430	1,074	1,606
Income Before Income Taxes	1,173	976	1,074	739	1,522
Income Tax Provision (Benefit)	862	(124)	97	44	337
Net Income	311	1,100	976	695	1,185
Basic Earnings Per Share	0.62	4.70	4.59	3.43	6.13
Diluted Earnings Per Share	0.60	4.60	4.49	3.35	5.99
Dividends Per Common Share	3.00	2.92	2.64	2.40	2.18
Financial Position
Total Assets	53,904	37,734	25,586	26,478	12,384
Total Long-Term Debt	18,894	18,667	10,550	11,370	3,768
Total Shareholders’ Equity	20,994	12,948	7,633	7,164	5,053
Additional Data
Average Common and Common Equivalent Shares Outstanding — Assuming Dilution (millions)	264.6	223.6	217.5	207.5	197.7

The results above include the net expense associated with specified items as detailed below. Additional discussion regarding the specified items in fiscal years 2018, 2017 and 2016 are provided in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	Years Ended September 30
Millions of dollars, except per share amounts	2018	2017	2016	2015	2014
Total specified items	$2,409	$1,466	$1,261	$1,186	$153
After-tax impact of specified items	$2,674	$971	$892	$786	$101
Impact of specified items on diluted earnings per share	$(10.11)	$(4.34)	$(4.10)	$(3.79)	$(0.51)
Impact of dilution from share issuances	$(0.30)	$(0.54)	$—	$(0.02)	$—

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
Company Overview
Description of the Company and Business Segments
Becton, Dickinson and Company (“BD”) is a global medical technology company engaged in the development, manufacture and sale of a broad range of medical supplies, devices, laboratory equipment and diagnostic products used by healthcare institutions, physicians, life science researchers, clinical laboratories, the pharmaceutical industry and the general public. The Company's organizational structure is based upon three principal business segments, BD Medical (“Medical”), BD Life Sciences (“Life Sciences”) and BD Interventional (“Interventional”), as further discussed below.
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
Strategic Objectives
BD remains focused on delivering sustainable growth and shareholder value, while making appropriate investments for the future. BD management operates the business consistent with the following core strategies:

•	To increase revenue growth by focusing on our core products, services and solutions that deliver greater benefits to patients, healthcare workers and researchers;

•	To supplement our internal growth through strategic acquisitions;

•	To continue investment in research and development for platform extensions and innovative new products;

•	To make investments in growing our operations in emerging markets;

•	To improve operating effectiveness and balance sheet productivity;

•	To drive an efficient capital structure and strong shareholder returns.
Our strategy focuses on four specific areas within healthcare and life sciences:

•	Enabling safer, simpler and more effective parenteral drug delivery;

•	Improving clinical outcomes through new, more accurate and faster diagnostics;

•	Providing tools and technologies to the research community that facilitate the understanding of the cell, cellular diagnostics, cell therapy and immunology;

•	Enhancing disease management in diabetes, women’s health and cancer, infectious disease and other targeted conditions.
We continue to strive to improve the efficiency of our capital structure and follow these guiding principles:

•	To operate the Company consistent with an investment grade credit profile;

•	To ensure access to the debt market for strategic opportunities;

•	To optimize the cost of capital based on market conditions.
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
Acquisition of C.R. Bard, Inc.
On December 29, 2017, BD completed its acquisition of C. R. Bard, Inc. ("Bard") for total consideration transferred, including cash and stock, of approximately $25 billion. The combination created a medical technology company that is uniquely positioned to improve both the treatment of disease for patients and the process of care for health care providers. The operating activities of the acquired businesses were included in our consolidated results of operations beginning on January 1, 2018. BD reports the results associated with the majority of Bard's product offerings within the Interventional segment. Bard's remaining product offerings are reported under the Medical segment. For further discussions regarding the reporting of Bard products within BD's segments and the Bard acquisition, refer to Notes 6 and 9, respectively, to the consolidated financial statements contained in Item 8. Financial Statements and Supplementary Data.
Impact of Tax Reform Act
On December 22, 2017, new U.S. tax legislation commonly referred to as the Tax Cuts and Jobs Act (the "Act") was enacted. The new tax legislation, which became effective January 1, 2018, reduces the U.S. federal corporate tax rate from 35% to 21%, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred, and creates new taxes on certain foreign-sourced earnings. Based upon our determinations regarding the tax effects of the Act, we recognized additional tax expense in 2018 of $640 million, which is reflected in our consolidated statement of income within Income tax provision (benefit). Additional disclosures regarding our accounting for the Act are provided in Note 16 to the consolidated financial statements contained in Item 8. Financial Statements and Supplementary Data.
Summary of Financial Results
Worldwide revenues in 2018 of $15.983 billion increased 32.2% from the prior-year period. The increase reflected an impact of almost 24.5% resulting from the acquisition of Bard. Revenue growth in 2018 also reflected volume growth of over 5.5%, a favorable impact from foreign currency translation of approximately 2.3% and an unfavorable impact of price of approximately 0.3%. Volume growth in 2018 attributable to the Medical and Life Sciences segments was as follows:

•	Medical segment volume growth in 2018 was driven by sales growth in all of the segment's units, particularly by growth in the Medication Delivery Solutions and Medication Management Solutions units.

•	Life Sciences segment volume growth in 2018 was driven by sales growth in all three of its organizational units, particularly in its Diagnostic Systems unit.

We continue to invest in research and development, geographic expansion, and new product market programs to drive further revenue and profit growth. Our ability to sustain our long-term growth will depend on a number of factors, including our ability to expand our core business (including geographical expansion), develop innovative new products, and continue to improve operating efficiency and organizational effectiveness. While the economic environment for the healthcare industry and healthcare utilization in the United States is generally stable, destabilization in the future could adversely impact our businesses. Additionally, macroeconomic challenges in Europe continue to constrain healthcare utilization, although we currently view the environment as stable. In emerging markets, the Company’s growth is dependent primarily on government funding for healthcare systems. In addition, pricing pressure exists globally which could adversely impact our businesses.
Our financial position remains strong, with cash flows from operating activities totaling $2.865 billion in 2018. At September 30, 2018, we had $1.3 billion in cash and equivalents and short-term investments, including restricted cash. We continued to return value to our shareholders in the form of dividends. During fiscal year 2018, we paid cash dividends of $927 million.

Each reporting period, we face currency exposure that arises from translating the results of our worldwide operations to the U.S. dollar at exchange rates that fluctuate from the beginning of such period. A weaker U.S. dollar in 2018, compared with 2017, resulted in a favorable foreign currency translation impact to our revenue and earnings during 2018.  We evaluate our results of operations on both a reported and a foreign currency-neutral basis, which excludes the impact of fluctuations in foreign currency exchange rates. As exchange rates are an important factor in understanding period-to-period comparisons, we believe the presentation of results on a foreign currency-neutral basis in addition to reported results helps improve investors’ ability to understand our operating results and evaluate our performance in comparison to prior periods. Foreign currency-neutral ("FXN") information compares results between periods as if exchange rates had remained constant period-over-period. We use results on a foreign currency-neutral basis as one measure to evaluate our performance. We calculate foreign currency-neutral percentages by converting our current-period local currency financial results using the prior-period foreign currency exchange rates and comparing these adjusted amounts to our current-period results. These results should be considered in addition to, not as a substitute for, results reported in accordance with U.S. generally accepted accounting principles ("GAAP"). Results on a foreign currency-neutral basis, as we present them, may not be comparable to similarly titled measures used by other companies and are not measures of performance presented in accordance with U.S. GAAP.
Results of Operations
Medical Segment
The following summarizes Medical revenues by organizational unit:

				2018 vs. 2017			2017 vs. 2016
(Millions of dollars)	2018	2017	2016	Total Change	Estimated FX Impact	FXN Change	Total Change	Estimated FX Impact	FXN Change
Medication Delivery Solutions (a)	$3,644	$2,812	$2,724	29.6%	1.9%	27.7%	3.2%	(0.8)%	4.0%
Medication Management Solutions	2,470	2,295	2,197	7.7%	1.1%	6.6%	4.4%	(0.5)%	4.9%
Diabetes Care	1,105	1,056	1,023	4.6%	1.7%	2.9%	3.3%	(0.3)%	3.6%
Pharmaceutical Systems	1,397	1,256	1,199	11.2%	4.8%	6.4%	4.8%	(0.5)%	5.3%
Respiratory Solutions	—	—	822	NM	NM	NM	NM	NM	NM
Total Medical revenues	$8,616	$7,419	$7,965	16.1%	2.1%	14.0%	(6.8)%	(0.5)%	(6.3)%
"NM" denotes that the percentage is not meaningful.

(a)
The presentation of prior-period amounts reflects a reclassification of $685 million and $689 million in 2017 and 2016, respectively, of certain product revenues from the Medical segment to the Interventional segment as further discussed in discussed in Note 6 to the consolidated financial statements contained in Item 8. Financial Statements and Supplementary Data.

Medical segment growth in 2018 was favorably impacted by the inclusion of revenues associated with certain Bard products within the Medication Delivery Solutions unit, beginning on January 1, 2018. The Medical segment's underlying revenue growth was largely driven by sales of the Medication Delivery Solutions unit's vascular access and vascular care products as well as by the Medication Management Solutions unit's installations of dispensing and infusion systems.  Revenue growth in the Medication Management Solutions unit was partially offset by the unfavorable impact, in the first half of 2018, of a modification to dispensing equipment lease contracts with customers, which took place in April 2017. As a result of the lease modification, substantially all new lease contracts are accounted for as operating leases with revenue recognized over the agreement term, rather than upon the placement of capital.  The Medical segment’s underlying growth also reflected sales of the Pharmaceutical Systems unit's prefillable products and the Diabetes Care unit's pen needles.
Medical segment revenue growth in 2017 was driven by the Medication Delivery Solutions unit's sales of infusion disposables products, particularly in international markets, and the Pharmaceutical Systems unit’s sales of self-injection systems. Revenue growth in 2017 also reflected the Diabetes Care unit's increased sales of pen needles in the United States and emerging markets. International growth in the Diabetes Care unit was impacted by weaker revenues in Europe, primarily in the United Kingdom, due to increasing pressure from government payers as part of austerity measures. Medical segment revenues in 2017 were unfavorably impacted by the divestiture of the Respiratory Solutions business and the modification to dispensing equipment lease contracts in the Medication Management Solutions unit, as discussed above. In 2017, revenues in the Medication Management Solutions unit included $151 million of revenues relating to amended preexisting lease contracts.
Medical segment operating income was as follows:

(Millions of dollars)	2018	2017	2016
Medical segment operating income (a) (b)	$2,624	$1,907	$1,807

Segment operating income as % of Medical revenues	30.5%	25.7%	22.7%

(a)
Operating income in 2018 excluded certain general and administrative costs, which were allocated to the segment in 2017 and 2016, due to a change in our management reporting approach, as is further discussed in Note 6 to the consolidated financial statements contained in Item 8. Financial Statements and Supplementary Data.

(b)
The presentation of prior-period amounts reflects reclassifications of $248 million and $245 million in 2017 and 2016, respectively, relating to the movement of certain product offerings from the Medical segment to the Interventional segment as noted above.

The Medical segment's operating income was driven by its performance with respect to gross profit margin and operating expenses as discussed in greater detail below:
•The Medical segment's gross profit margin in 2018 was lower as compared with 2017 primarily due to the expense related to amortization of intangible assets acquired in the Bard transaction and the expense related to the recognition of a fair value step-up adjustment relating to Bard's inventory on the acquisition date. The Medical segment's gross profit margin in 2018 was also unfavorably impacted by charges to write down the value of fixed assets, primarily in the Diabetes Care unit, higher raw material costs and pricing pressures. These unfavorable impacts to the Medical segment's gross margin were partially offset by lower manufacturing costs resulting from continuous improvement projects which enhanced the efficiency of our operations and favorable product mix impact relating to the Bard products reported within the segment. The Medical segment's gross profit margin in 2017 was higher as compared with 2016 primarily due to the divestiture of the Respiratory Solutions business, which had products with relatively lower gross profit margins. Gross profit margin in 2017 also reflected lower manufacturing costs resulting from continuous improvement projects.
•Selling and administrative expense as a percentage of revenues in 2018 was lower compared with 2017 which primarily reflected a reduction in the general and administrative costs allocated to the segment, as noted above. Selling and administrative expense as a percentage of revenues in 2017 was lower compared with 2016, primarily due to the divestiture of the Respiratory Solutions business, as this business generally had a lower operating margin.
•Research and development expense as a percentage of revenues was higher in 2018 which reflected increased investment in new products and platforms. Research and development expense as a percentage of revenues in 2017 reflected ongoing investment in new products and platforms, but was lower compared with 2016 as expense in 2016 included a one-time payment relating to one of the segment's ongoing projects.

Life Sciences Segment
The following summarizes Life Sciences revenues by organizational unit:

				2018 vs. 2017			2017 vs. 2016
(Millions of dollars)	2018	2017	2016	Total Change	Estimated FX Impact	FXN Change	Total Change	Estimated FX Impact	FXN Change
Preanalytical Systems	$1,553	$1,471	$1,409	5.5%	1.4%	4.1%	4.4%	(0.8)%	5.2%
Diagnostic Systems	1,536	1,378	1,301	11.5%	1.9%	9.6%	5.9%	(0.5)%	6.4%
Biosciences	1,241	1,139	1,119	9.0%	2.2%	6.8%	1.8%	(0.6)%	2.4%
Total Life Sciences revenues	$4,330	$3,988	$3,829	8.6%	1.8%	6.8%	4.2%	(0.6)%	4.8%
The Life Sciences segment's revenue growth in 2018 was driven by growth across all three of its organizational units. The Diagnostic Systems unit's revenues were primarily driven by sales of core microbiology products as well as continued strength in sales of the unit's BD MAXTM molecular platform. Revenue growth in the Diagnostic Systems unit also reflected a more severe influenza season in 2018 compared with 2017. The Life Sciences segment's 2018 revenue growth was also driven by the Biosciences unit's sales of research reagents and recently launched instruments. Growth in the Preanalytical Systems unit reflected global sales of core products.
The Life Sciences segment's 2017 revenues reflected growth in global sales of the Preanalytical Systems unit's core products and growth in sales of the Diagnostics Systems unit's microbiology and molecular platforms, particularly in emerging markets. The segment’s 2017 revenue growth was also driven by increased Biosciences unit sales, particularly in developed markets.
Life Sciences segment operating income was as follows:

(Millions of dollars)	2018	2017	2016
Life Sciences segment operating income (a)	$1,207	$772	$793

Segment operating income as % of Life Sciences revenues	27.9%	19.4%	20.7%

(a)	Operating income in 2018 excluded certain general and administrative costs, which were allocated to the segment in 2017 and 2016, due to a change in our management reporting approach, as noted above.
The Life Sciences segment's operating income was driven by its performance with respect to gross profit margin and operating expenses as discussed in greater detail below:

•
The Life Sciences segment's gross profit margin as a percentage of revenues was higher in fiscal year 2018 primarily due to lower manufacturing costs resulting from continuous improvement projects, which enhanced the efficiency of our operations, and favorable foreign currency translation. These favorable impacts to the Life Sciences segment's gross margin were partially offset by expense related to the Biosciences unit's write-down of certain intangible and other assets, as well as higher raw material costs. The Life Sciences segment's gross profit margin as a percentage of revenues was lower in fiscal year 2017 primarily due to unfavorable foreign currency translation, higher raw material costs and unfavorable product mix, partially offset by lower manufacturing costs resulting from operations improvement projects.

•
Selling and administrative expense as a percentage of Life Sciences revenues in 2018 was lower compared to 2017 primarily due to a reduction in the general and administrative costs allocated to the segment, as noted above. Selling and administrative expense as a percentage of Life Sciences revenues in 2017 was higher compared to 2016 primarily due to slightly higher administrative costs.

•
Research and development expense as a percentage of revenues in 2018 was higher compared with 2017 primarily due to write-downs in the Biosciences unit, as noted above. Research and development expense as a percentage of revenues in 2017 was relatively flat compared with 2016.

Interventional Segment
The following summarizes Interventional revenues by organizational unit:

				2018 vs. 2017	2017 vs. 2016
(Millions of dollars)	2018	2017	2016	Total Change	Total Change
Surgery (a)	$1,192	$666	$670	NM	NM
Peripheral Intervention (a)	1,045	19	20	NM	NM
Urology and Critical Care	800	—	—	NM	NM
Total Interventional revenues	$3,037	$685	$689	NM	NM
"NM" denotes that the percentage is not meaningful.

(a)
The presentation of prior-period amounts reflects reclassifications of $685 million and $689 million in 2017 and 2016, respectively, of certain product revenues from the Medical segment to the Interventional segment as noted above.

Interventional segment operating income was as follows:

(Millions of dollars)	2018	2017	2016
Interventional segment operating income (a)	$306	$248	$245

Segment operating income as % of Interventional revenues	10.1%	NM	NM

(a)
The presentation of prior-period amounts reflects reclassifications of $248 million and $245 million in 2017 and 2016, respectively, relating to the movement of certain product offerings from the Medical segment to the Interventional segment as noted above.

The Interventional segment's operating income was driven by its performance with respect to gross profit margin and operating expenses. The Interventional segment's operating income in 2018 reflected expense related to the recognition of a fair value step-up adjustment relating to Bard's inventory on the acquisition date. The fair value adjustment was a required non-cash adjustment to the value of acquired inventory and was expensed over a four-month period, consistent with an estimate of the period of time to sell the acquired inventory.

Geographic Revenues
BD’s worldwide revenues by geography were as follows:

				2018 vs. 2017			2017 vs. 2016
(Millions of dollars)	2018	2017	2016	Total Change	Estimated FX Impact	FXN Change	Total Change	Estimated FX Impact	FXN Change
United States	$8,768	$6,504	$6,893	34.8%	—	34.8%	(5.6)%	—	(5.6)%
International	7,215	5,589	5,590	29.1%	4.8%	24.3%	—%	(1.2)%	1.2%
Total revenues	$15,983	$12,093	$12,483	32.2%	2.3%	29.9%	(3.1)%	(0.5)%	(2.6)%
U.S. revenues in 2018 benefited from the inclusion of revenues associated with Bard products in our financial results beginning on January 1, 2018. Underlying 2018 revenue growth in the United States was driven by revenues in the Medical segment's Medication Delivery Solutions and Medication Management Solutions units, as well as by revenues in the Life Sciences segment's Diagnostic Systems unit.
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

International revenues in 2018 benefited from the inclusion of revenues associated with Bard products in our financial results. International 2018 revenues also reflected increased sales in the Medical segment's Medication Delivery Solutions, Medication Management Solutions and Pharmaceutical Systems units, as well as growth attributable to sales in all three of the Life Sciences segment's organizational units.
International revenue growth in 2017 were driven by sales in the Medical segment's Medication Delivery Solutions, Medication Management Solutions and Pharmaceutical Systems units, as well as by sales in the Life Sciences segment's Preanalytical Systems and Diagnostic Systems units. International revenue growth in 2017 was partially offset by the impact of the Medical segment's divestiture of the Respiratory Solutions business.
Emerging market revenues were $2.53 billion, $1.95 billion and $1.9 billion in 2018, 2017 and 2016, respectively. Foreign currency translation favorably impacted emerging market revenues in 2018 by an estimated $19 million and unfavorably impacted emerging market revenues in 2017 by an estimated $29 million. Emerging market revenue growth in 2018 benefited from the inclusion of revenues associated with Bard products in our financial results. Underlying growth was particularly driven by sales in China and EMA. Emerging market revenue growth in 2017 was driven by sales in Greater Asia, including China, and Latin America. Emerging market revenues in 2016 related to divested businesses, primarily the Respiratory Solutions business, were approximately $105 million.
Specified Items
Reflected in the financial results for 2018, 2017 and 2016 were the following specified items:

(Millions of dollars)	2018	2017	2016
Integration costs (a)	$344	$237	$192
Restructuring costs (a)	344	85	526
Transaction costs (a)	56	39	10
Financing costs (b)	49	131	—
Purchase accounting adjustments (c)	1,733	491	527
Losses on debt extinguishment (d)	16	73	—
Net impact of gain on sale of investment and asset impairments (e)	(151)	—	—
Hurricane recovery costs	17	—	—
Lease contract modification-related charge (f)	—	748	—
Litigation-related items (g)	—	(337)	—
Pension settlement charges	—	—	6
Total specified items	2,409	1,466	1,261
Less: Impact of tax reform and tax impact of specified items (h)	(265)	495	369
After-tax impact of specified items	$2,674	$971	$892

(a)	Represents integration, restructuring and transaction costs, recorded in Acquisitions and other restructurings, which are further discussed below.

(b)	Represents financing impacts associated with the Bard acquisition, which were recorded in Interest income and Interest expense.

(c)
Primarily represents non-cash amortization expense associated with acquisition-related identifiable intangible assets. BD’s amortization expense is primarily recorded in Cost of products sold. The amount 2018 also included a fair value step-up adjustments of $478 million relating to Bard's inventory on the acquisition date.

(d)	Represents losses recognized in Other income (expense), net upon our extinguishment of certain long-term senior notes.

(e)
Represents the net amount recognized in Other income (expense), net related to BD's sale of its non-controlling interest in Vyaire Medical, including a gain of $303 million recognized on the sale as further discussed below, partially offset by $81 million of charges recorded to write down the carrying value of certain intangible and other assets in the Biosciences unit as well as $58 million of charges to write down the value of fixed assets primarily in the Diabetes Care unit.

(f)
Represents a non-cash charge in 2017, which was recorded in Other operating expense, net resulting from a modification to our dispensing equipment lease contracts with customers, as previously discussed.

(g)	The amount in 2017 largely represents the reversal of certain reserves related to an appellate court decision recorded related to RTI in Other operating expense, net.

(h)	The amount in 2018 includes additional tax expense, net, of $640 million relating to new U.S. tax legislation, as discussed above.
Gross Profit Margin
The comparison of gross profit margins in 2018 and 2017 and the comparison of gross profit margins in 2017 and 2016 reflected the following impacts:

	2018	2017
Gross profit margin % prior-year period	49.1%	48.0%
Impact of purchase accounting adjustments, asset write-downs and other specified items	(6.9)%	—%
Impact of divestitures	—%	0.8%
Operating performance	2.8%	0.7%
Foreign currency translation	0.4%	(0.4)%
Gross profit margin % current-year period	45.4%	49.1%

Further discussion regarding write-downs of certain intangible and other assets in the Biosciences unit and write-downs of fixed assets in the Diabetes Care unit is provided above. The operating performance impacts in 2018 and 2017 reflected lower manufacturing costs resulting from the continuous operations improvement projects discussed above. Operating performance in 2018 also reflected the favorable impact of Bard on product mix and the unfavorable impacts of higher raw material costs and pricing pressures. Gross profit margin in 2017 was favorably impacted by businesses divestitures, primarily the divestiture of the Respiratory Solutions business which had products with relatively lower gross profit margins.
Operating Expenses
Operating expenses in 2018, 2017 and 2016 were as follows:

				Increase (decrease) in basis points
(Millions of dollars)	2018	2017	2016	2018 vs. 2017	2017 vs. 2016
Selling and administrative expense	$4,015	$2,925	$3,005
% of revenues	25.1%	24.2%	24.1%	90	10

Research and development expense	$1,006	$774	$828
% of revenues	6.3%	6.4%	6.6%	(10)	(20)

Acquisitions and other restructurings	$744	$354	$728

Other operating expense, net	$—	$410	$—
Selling and administrative
The increase in selling and administrative expense as a percentage of revenues in 2018 compared with 2017 was primarily attributable to the inclusion of Bard, which had a higher selling and administrative spending profile, in 2018 results. Selling and administrative expense as a percentage of revenues in 2017 was relatively flat compared with 2016.

Research and development

Research and development expense as a percentage of revenues in 2018 was relatively flat compared with 2017. Spending in 2018, 2017 and 2016 reflected our continued commitment to invest in new products and platforms. Spending in 2018 also included certain write-down charges in the Biosciences unit, as further discussed above. Research and development expense as a percentage of revenues was slightly lower in 2017 compared to expense in 2016, which reflected increased investment in 2016 in high growth opportunities.
Acquisitions and other restructurings

Costs relating to acquisitions and other restructurings in 2018 included restructuring costs incurred due to our acquisition of Bard, and to a lesser extent, restructuring costs related to our fiscal year 2015 acquisition of CareFusion and other portfolio rationalization initiatives. Integration costs incurred in 2018 were attributable to both the Bard and CareFusion acquisitions. Transaction costs were incurred in 2018 and 2017 primarily due to our acquisition of Bard. Substantially all of the integration and restructuring costs in 2017 and 2016 were attributable to the CareFusion acquisition and other portfolio rationalization initiatives.  Restructuring costs in 2016 included a $214 million charge recorded to impair capitalized internal-use software assets held for sale as a result of information technology function transformation efforts. For further disclosures regarding the costs relating to acquisitions and other restructurings, refer to Notes 7, 9, 10 and 11 to the consolidated financial statements contained in Item 8. Financial Statements and Supplementary Data.
Other operating (income) expense, net

Other operating expense in 2017 included the $748 million non-cash charge resulting from the modification to our dispensing equipment lease contracts with customers. Additional disclosures regarding this lease contract modification are provided in Note 17 to the consolidated financial statements contained in Item 8. Financial Statements and Supplementary Data. Other operating income in 2017 included a $337 million reversal of certain reserves related to an appellate court decision which, among other things, reversed an unfavorable antitrust judgment in the RTI case. Additional disclosures regarding this legal matter are provided in Note 5 to the consolidated financial statements contained in Item 8. Financial Statements and Supplementary Data.
Net Interest Expense

(Millions of dollars)	2018	2017	2016
Interest expense	$(706)	$(521)	$(388)
Interest income	65	76	21
Net interest expense	$(641)	$(445)	$(367)

The increase in interest expense in 2018 compared with 2017 reflected higher levels of debt for the full-year period due to our issuances of senior unsecured U.S. notes during the third quarter of 2017. The increase in interest expense in 2017 also reflected interest costs related to these issuances of senior unsecured U.S. notes, as well as bridge financing commitment fees of $79 million. Additional disclosures regarding our financing arrangements and debt instruments are provided in Note 15 to the consolidated financial statements contained in Item 8. Financial Statements and Supplementary Data.

The decrease in interest income in 2018 reflected lower cash levels subsequent to the closing of the Bard acquisition in the first quarter of 2018. The increase in interest income in 2017 compared with 2016 primarily reflected higher levels of cash on hand as a result of our third quarter issuances of debt and equity securities in advance of closing our acquisition of Bard.

Income Taxes

The income tax rates in 2018, 2017 and 2016 were as follows:

	2018	2017	2016
Effective income tax rate	73.5%	(12.7)%	9.1%

Impact, in basis points, from specified items	5,680	(2,790)	(1,090)

The increase in the effective income tax rate in 2018 reflected certain effects of new U.S. tax legislation that was enacted in December 2017. As previously discussed above, we recognized additional tax expense in 2018 of $640 million based upon our determinations regarding the effects of the new legislation. The effective income tax rate in 2018 also reflected a less favorable benefit from specified items in the current-year period. The decrease in the effective income tax rate in 2017 largely reflected the more favorable tax impact from specified items recognized in 2017 compared with 2016, as well as the tax benefits recorded upon the settlement of share-based compensation awards in 2017. The share-based compensation-related tax benefits were recognized in connection with BD's adoption of new accounting requirements relating to the income tax effects of share-based compensation awards. Additional disclosures regarding this adoption are provided in Note 2 to the consolidated financial statements contained in Item 8. Financial Statements and Supplementary Data.
Net Income and Diluted Earnings per Share
Net Income and Diluted Earnings per Share in 2018, 2017 and 2016 were as follows:

	2018	2017	2016
Net income (Millions of dollars)	$311	$1,100	$976
Diluted Earnings per Share	$0.60	$4.60	$4.49

Unfavorable impact-specified items	$(10.11)	$(4.34)	$(4.10)
Favorable (unfavorable) impact-foreign currency translation	$0.32	$(0.23)	$(0.64)
Dilutive impact from share issuances	$(0.30)	$(0.54)	$—

The dilutive impacts in 2018 and 2017 include the unfavorable impact of BD shares issued through public offerings of equity securities in the third quarter of fiscal year 2017, in anticipation of the Bard acquisition. The dilutive impact in 2018 additionally includes the unfavorable impact of BD shares issued as consideration transferred in the first quarter of fiscal year 2018 for the Bard acquisition as is further discussed in Note 9 to the consolidated financial statements contained in Item 8. Financial Statements and Supplementary Data.
Financial Instrument Market Risk
We selectively use financial instruments to manage market risk, primarily foreign currency exchange risk and interest rate risk relating to our ongoing business operations. The counterparties to these contracts are highly rated financial institutions. We do not enter into financial instruments for trading or speculative purposes.
Foreign Exchange Risk
BD and its subsidiaries transact business in various foreign currencies throughout Europe, Greater Asia, Canada and Latin America. We face foreign currency exposure from the effect of fluctuating exchange rates on payables and receivables relating to transactions that are denominated in currencies other than our functional currency. These payables and receivables primarily arise from intercompany transactions. We hedge substantially all such exposures, primarily through the use of forward contracts. We also face currency exposure that arises from translating the results of our worldwide operations, including sales, to the U.S. dollar at exchange rates that have fluctuated from the beginning of a reporting period. From time to time, we may purchase forward contracts and options to hedge certain forecasted transactions that are denominated in foreign currencies in order to partially protect against a reduction in the value of future earnings resulting from adverse foreign exchange rate movements. Gains or losses on derivative instruments are largely offset by the gains or losses on the underlying hedged transactions. We did not enter into contracts to hedge cash flows against foreign currency fluctuations in fiscal year 2018 or 2017.
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
With respect to the foreign currency derivative instruments outstanding at September 30, 2018 and 2017, the impact that changes in the U.S. dollar would have on pre-tax earnings was estimated as follows:

	Increase (decrease)
(Millions of dollars)	2018	2017
10% appreciation in U.S. dollar	$(59)	$(38)
10% depreciation in U.S. dollar	$59	$38
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
The impact that changes in interest rates would have on interest rate derivatives outstanding at September 30, 2018 and 2017, as well as the effect that changes in interest rates would have on our earnings or cash flows over a one-year period, based upon our overall interest rate exposure, were estimated as follows:

	Increase (decrease) to fair value of interest rate derivatives outstanding		Increase (decrease) to earnings or cash flows
(Millions of dollars)	2018	2017	2018	2017
10% increase in interest rates	$(22)	NM	$(7)	NM
10% decrease in interest rates	$23	NM	$7	NM
"NM" denotes that the impact was not meaningful due to immateriality.
Liquidity and Capital Resources

The following table summarizes our consolidated statement of cash flows in 2018, 2017 and 2016:

(Millions of dollars)	2018	2017	2016
Net cash provided by (used for)
Operating activities	$2,865	$2,550	$2,559
Investing activities	$(15,829)	$(883)	$(669)
Financing activities	$(58)	$10,977	$(1,761)
Net Cash Flows from Operating Activities

The fiscal year 2018, 2017 and 2016 changes in net cash provided by operating activities was primarily attributable to net income, as adjusted for depreciation and amortization and other non-cash items. The fiscal year 2018 change in operating assets and liabilities was a net source of cash and primarily reflected higher levels of accounts payable and accrued expenses, primarily due to higher income taxes payable as a result of the new U.S. tax legislation discussed above, as well as lower levels of inventory, partially offset by higher levels of trade receivables. The change in cash flows from operating activities in 2018 also reflected a change to deferred tax asset and liability balances which were remeasured under the recently enacted tax legislation, which is further discussed in Note 16 to the consolidated financial statements contained in Item 8. Financial Statements and Supplementary Data. The change in cash flows from operating activities in 2018 additionally reflected a $303 million gain on the sale of our remaining interest in the Vyaire Medical venture, as well as discretionary cash contributions of $287 million to fund our pension obligation. The fiscal year 2017 change in operating assets and liabilities was a net use of cash and primarily reflected higher levels of prepaid expenses, trade receivables and inventory, partially offset by higher levels of accounts payable and accrued expenses. Net cash provided by operating activities in 2017 reflected an adjustment for the non-cash charge resulting from the modification to our dispensing equipment lease contracts with customers, as previously discussed. As noted above, both 2018 and 2017 reflected losses recorded upon our extinguishment of certain long-term notes which are included within Other, net. The previously discussed non-cash charge recorded to impair capitalized internal-use software assets held for sale is included within Other, net in 2016. Net cash provided by operating activities in 2016 was reduced by changes in the pension obligation resulting primarily from a discretionary cash contribution of $100 million.
Net Cash Flows from Investing Activities
Capital expenditures

Our investments in capital expenditures are focused on projects that enhance our cost structure and manufacturing capabilities, and support our strategy of geographic expansion with select investments in growing markets. Capital expenditures of $895 million, $727 million, $693 million in 2018, 2017 and 2016, respectively, primarily related to manufacturing capacity expansions. Details of spending by segment are contained in Note 6 to the consolidated financial statements contained in Item 8. Financial Statements and Supplementary Data.
Acquisitions of Businesses
Cash outflows for acquisitions in 2018 primarily related to our acquisition of Bard. Cash outflows for acquisitions in 2017 included payments for acquisitions which were immaterial both individually and in the aggregate. For further discussion, refer to Note 9 to the consolidated financial statements contained in Item 8. Financial Statements and Supplementary Data.
Divestitures of Businesses
Cash inflows relating to business divestitures in 2018 and 2017 were $534 million and $165 million, respectively. For further discussion, refer to Note 10 to the consolidated financial statements contained in Item 8. Financial Statements and Supplementary Data. Net cash flows from investing activities in 2016 included $158 million of proceeds from the sales of non-core assets.
Net Cash Flows from Financing Activities
Net cash from financing activities in 2018, 2017 and 2016 included the following significant cash flows:

(Millions of dollars)	2018	2017	2016
Cash inflow (outflow)
Change in credit facility borrowings	$—	$(200)	$(500)
Proceeds from debt and term loans	$5,086	$11,462	$—
Payments of debt and term loans	$(3,996)	$(3,980)	$(752)
Proceeds from issuances of equity securities	$—	$4,827	$—
Share repurchases under accelerated share repurchase agreement	$—	$(220)	$—
Dividends paid	$(927)	$(677)	$(562)

Additional disclosures regarding the equity and debt-related financing activities detailed above are provided in Notes 3 and 15 to the consolidated financial statements contained in Item 8. Financial Statements and Supplementary Data.

Debt-Related Activities

Certain measures relating to our total debt were as follows:

	2018	2017	2016
Total debt (Millions of dollars)	$21,496	$18,870	$11,551

Short-term debt as a percentage of total debt	12.1%	1.1%	8.7%
Weighted average cost of total debt	3.2%	3.3%	3.6%
Total debt as a percentage of total capital (a)	47.8%	57.5%	57.2%

(a)	Represents shareholders’ equity, net non-current deferred income tax liabilities, and debt.

The increase in short-term debt as a percentage of total debt at September 30, 2018 was primarily driven by the reclassification of certain notes from long-term to short-term. The decrease in short-term debt as a percentage of total debt at September 30, 2017 was largely driven by our issuance of $9.675 billion of senior unsecured U.S. notes during the third quarter of fiscal year 2017. Additional disclosures regarding our debt instruments are provided in Note 15 to the consolidated financial statements contained in Item 8. Financial Statements and Supplementary Data.
Cash and Short-term Investments
At September 30, 2018, total worldwide cash and short-term investments were $1.253 billion, including restricted cash, which was primarily held in jurisdictions outside of the United States.
Financing Facilities

In May 2017, we entered into a three-year $2.25 billion senior unsecured term loan facility. We used the $2.25 billion of proceeds drawn from this facility in December 2017 to fund a portion of the cash consideration for the Bard acquisition, as well as the fees and expenses incurred in connection with the acquisition. In September 2018, we entered into a 364-day $750 million senior unsecured term loan facility. We used $230 million of proceeds drawn from this facility in September 2018 to repay all borrowings outstanding under the three-year term loan facility discussed above. Borrowings outstanding under the new, 364-day term loan facility were $710 million at September 30, 2018.

Also in May 2017, we entered into a five-year senior unsecured revolving credit facility which became effective upon the closing of the Bard acquisition and which provides borrowing of up to $2.25 billion. This facility will expire in December 2022 and replaced the $1.5 billion syndicated credit facility we previously had in place with an expiration date of January 2022. We will be able to issue up to $100 million in letters of credit under this new revolving credit facility and it also includes a provision that enables BD, subject to additional commitments made by the lenders, to access up to an additional $500 million in financing through the facility for a maximum aggregate commitment of $2.75 billion. We used proceeds from this facility to redeem or repurchase certain of Bard's outstanding senior unsecured notes that were assumed upon the closing of the acquisition and we will also use proceeds from this facility to fund general corporate needs. There were no borrowings outstanding under the revolving credit facility at September 30, 2018.

The agreements for both the new 364-day term loan and revolving credit facility contained the following financial covenants. We were in compliance with these covenants as of September 30, 2018.

•	We are required to maintain an interest expense coverage ratio of not less than 4-to-1 as of the last day of each fiscal quarter.

•	We are required to have a leverage coverage ratio, as applicable depending upon commencement and maturity of the facility, of no more than:

◦	6-to-1 from the closing date of the Bard acquisition until and including the first fiscal quarter-end thereafter;

◦	5.75-to-1 for the subsequent four fiscal quarters thereafter;

◦	5.25-to-1 for the subsequent four fiscal quarters thereafter;

◦	4.5-to-1 for the subsequent four fiscal quarters thereafter;

◦	4-to-1 for the subsequent four fiscal quarters thereafter;

◦	3.75-to-1 thereafter.
We also have informal lines of credit outside the United States. The Company had no commercial paper borrowings outstanding as of September 30, 2018. We may, from time to time, sell certain trade receivable assets to third parties as we manage working capital over the normal course of our business activities.
Access to Capital and Credit Ratings
Our corporate credit ratings with the rating agencies Standard & Poor's Ratings Services ("S&P"), Moody's Investor Service (Moody's) and Fitch Ratings ("Fitch") were as follows at September 30, 2018:

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
Contractual Obligations
In the normal course of business, we enter into contracts and commitments that obligate us to make payments in the future. The table below sets forth BD’s significant contractual obligations and related scheduled payments as of September 30, 2018:

	Total	2019	2020 to 2021	2022 to 2023	2024 and Thereafter
	(Millions of dollars)
Short-term debt	$2,644	$2,644	$—	$—	$—
Long-term debt (a)	26,163	677	5,075	5,478	14,933
Operating leases	511	107	171	110	124
Purchase obligations (b)	1,046	863	155	28	—
Unrecognized tax benefits (c)	—	—	—	—	—
Total (d)	$30,365	$4,291	$5,401	$5,617	$15,057

(a)	Long-term debt obligations include expected principal and interest obligations.

(b)	Purchase obligations are for purchases made in the normal course of business to meet operational and capital requirements.

(c)
Unrecognized tax benefits at September 30, 2018 of $543 million were all long-term in nature. Due to the uncertainty related to the timing of the reversal of these tax positions, the related liability has been excluded from the table.

(d)	Required funding obligations for 2019 relating to pension and other postretirement benefit plans are not expected to be material.

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
Revenue Recognition
While our revenue is generally the result of product sales, some of our sales transactions qualify as multiple-element arrangements which require us to identify separate units of accounting within the arrangement and allocate the transaction consideration across these separate accounting units. For arrangements that include software and non-software elements, the transaction consideration is allocated to the software elements as a group as well as to the individual non-software elements that have been separately identified. The identification of accounting units and the allocation of total transaction consideration for multiple-element arrangements may be subjective and requires a degree of management judgment. Management’s judgments relative to multiple-element arrangements may affect the timing of revenue recognition.
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
Accounting for Sales-Type Leases
In April 2017, in conjunction with the implementation of a new go-to-market business model for our dispensing business within our Medication Management Solutions unit, we amended new and existing leases to provide a limited return option. Prior to the amendment these leases were accounted for as sales-type leases in accordance with Accounting Standards Codification 840, Leases, as the typical non-cancellable lease term of 5 years exceeded 75% of the equipment’s estimated useful life and the present value of the minimum lease payments exceeded 90% of the equipment’s fair value. As sales-type leases, we recognized revenue upon installation of equipment at a customer site based on the present value of the minimum lease payments. As a result of the contract amendment, the amended lease term was shortened and as a result, the majority of leases no longer met the criteria for recognition as sales-type leases. Accordingly, the leases were classified as operating leases as of the modification date and revenue is generally recognized ratably over the lease term.

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

We assess goodwill for impairment at the reporting unit level, which is defined as an operating segment or one level below an operating segment, referred to as a component. Our reporting units generally represent one level below reporting segments. Potential impairment of goodwill is generally identified by comparing the fair value of a reporting unit with its carrying value. Our annual goodwill impairment test performed on July 1, 2018 did not result in any impairment charges, as the fair value of each reporting unit exceeded its carrying value.
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

The U.S. Tax Cuts and Job Act (the "Act”) was enacted into law on December 22, 2017. This law reduces the U.S. statutory corporate tax rate from 35% to 21%; requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred; and creates new taxes on certain foreign-sourced earnings. BD has a measurement period of up to one year after the enactment date of the Act to finalize the recognition of the related tax impacts. The final impact of the Act may differ from the provisional amounts recognized in fiscal year 2018, possibly materially, due to, among other things, developing interpretations of the Act or any updates or changes to estimates we have utilized to calculate the impacts.
We have historically asserted indefinite reinvestment of the earnings of certain non-U.S. subsidiaries outside the United States. The Act eliminated certain material tax effects on the repatriation of cash to the United States. Future repatriation of cash and other property held by our foreign subsidiaries will generally not be subject to U.S. federal income tax. As a result, after reevaluation of the permanent reinvestment assertion, we are no longer permanently reinvested with respect to its historic unremitted foreign earnings as of September 30, 2018. Additional disclosures regarding our accounting for income taxes are provided in Note 16 to the consolidated financial statements contained in Item 8. Financial Statements and Supplementary Data.
Contingencies
We are involved, both as a plaintiff and a defendant, in various legal proceedings that arise in the ordinary course of business, including, without limitation, product liability, antitrust and environmental matters, as further discussed in Note 5 to the consolidated financial statements contained in Item 8. Financial Statements and Supplementary Data. We assess the likelihood of any adverse judgments or outcomes to these matters as well as potential ranges of probable losses. We establish accruals to the extent probable future losses are estimable (in the case of environmental matters, without considering possible third-party recoveries). A determination of the amount of accruals, if any, for these contingencies is made after careful analysis of each individual issue and, when appropriate, is developed after consultation with outside counsel. The accruals may change in the future due to new developments in each matter or changes in our strategy in dealing with these matters. We record expected recoveries from product liability insurance carriers or other parties when those recoveries are probable and collectible.
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
The discount rate is selected each year based on investment grade bonds and other factors as of the measurement date (September 30). Specifically for the U.S. pension plan, we will use a discount rate of 4.26% for 2019, which was based on an actuarially-determined, company-specific yield curve to measure liabilities as of the measurement date. To calculate the pension expense in 2019, we will apply the individual spot rates along the yield curve that correspond with the timing of each future cash outflow for benefit payments in order to calculate interest cost and service cost. Additional disclosures regarding the method to be used in calculating the interest cost and service cost components of pension expense for 2019 are provided in Note 8 to the consolidated financial statements contained in Item 8. Financial Statements and Supplementary Data. The expected long-term rate of return on plan assets assumption, although reviewed each year, changes less frequently due to the long-term nature of the assumption. This assumption does not impact the measurement of assets or liabilities as of the measurement date; rather, it is used only in the calculation of pension expense. To determine the expected long-term rate of return on pension plan assets, we consider many factors, including our historical assumptions compared with actual results; benchmark data; expected returns on various plan asset classes, as well as current and expected asset allocations. We will use a long-term expected rate of return on plan assets assumption of 7.25% for the U.S. pension plan in 2019. We believe our discount rate and expected long-term rate of return on plan assets assumptions are appropriate based upon the above factors.
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

•
Expected return on plan assets — A change of plus (minus) 25 basis points, with other assumptions held constant, would have an estimated $5 million favorable (unfavorable) impact on U.S. pension plan costs.

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
The following are some important factors that could cause our actual results to differ from our expectations in any forward-looking statements. For further discussion of certain of these factors, see Item 1A. Risk Factors in this report.

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

•
The impact resulting from the recent U.S. tax reform, commonly referred to as the Tax Cuts and Job Act (the “Act”), which, among other things, reduces the U.S. federal corporate tax rate, imposes a one-time tax on earnings of certain foreign subsidiaries that were previously tax deferred, and imposes a new minimum tax on foreign earnings. While BD has previously recognized a provisional expense based on what it believes is a reasonable estimate of the income tax effects of the Act, this expense could change as BD refines its analysis.

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

•
Security breaches of our information technology systems or our products, which could impair our ability to conduct business, result in the loss of BD trade secrets or otherwise compromise sensitive information of BD or its customers, suppliers and other business partners, or of customers' patients, or result in product efficacy or safety concerns for certain of our products, and result in actions by regulatory bodies or civil litigation.

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

•	The impact of business combinations or divestitures, including any volatility in earnings relating to acquisition-related costs, and our ability to successfully integrate any business we may acquire.

•
Our ability to penetrate or expand our operations in emerging markets, which depends on local economic and political conditions, and how well we are able to make necessary infrastructure enhancements to production facilities and distribution networks. Our international operations also increase our compliance risks, including risks under the Foreign Corrupt Practices Act and other anti-corruption laws, as well as regulatory and privacy laws.

•
Conditions in international markets, including social and political conditions, civil unrest, terrorist activity, governmental changes, trade barriers, restrictions on the ability to transfer capital across borders, difficulties in protecting and enforcing our intellectual property rights and governmental expropriation of assets. This includes the possible impact of the United Kingdom's exit from the European Union, which has created uncertainties affecting our business operations in the United Kingdom and the EU.

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

•
Pending and potential future litigation or other proceedings asserting, and/or subpoenas seeking information with respect to, alleged violations of law (including in connection with federal and/or state healthcare programs (such as Medicare or Medicaid) and/or sales and marketing practices (such as investigative subpoenas and the civil investigative demands received by BD and Bard)), antitrust claims, product liability (which may involve lawsuits seeking class action status or seeking to establish multi-district litigation proceedings, including claims relating to our hernia repair implant products, surgical continence products for women and vena cava filter products), claims with respect to environmental matters, and patent infringement, and the availability or collectability of insurance relating to any such claims.

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
On December 29, 2017, the Company completed the acquisition of C.R. Bard, Inc. ("Bard"). While the Company has extended its oversight and monitoring processes that support its internal control over financial reporting, as well as its disclosure controls and procedures, the Company continues to integrate the acquired operations of Bard. As such, the Company has excluded Bard from its evaluation of internal control over financial reporting. This exclusion is in accordance with the U.S. Securities and Exchange Commission's general guidance that a recently acquired business may be omitted from the assessment scope for up to one year from the date of acquisition. Bard is a wholly-owned subsidiary with total assets that represented approximately 5% of the Company's consolidated total assets at September 30, 2018 and total revenues that represented approximately 19% of the Company's consolidated revenues for fiscal year 2018.
Based on the Company's assessment of the effectiveness of internal control over financial reporting and the criteria noted above, management concluded that internal control over financial reporting was effective as of September 30, 2018.

The financial statements and internal control over financial reporting have been audited by Ernst & Young LLP, an independent registered public accounting firm. Ernst & Young’s reports with respect to fairness of the presentation of the financial statements, and the effectiveness of internal control over financial reporting, are included herein.

/s/ Vincent A. Forlenza	/s/ Christopher Reidy	/s/ Charles Bodner
Vincent A. Forlenza	Christopher Reidy	Charles Bodner
Chairman and Chief Executive Officer	Executive Vice President, Chief Financial Officer and Chief Administrative Officer	Senior Vice President, Corporate Finance and Chief Accounting Officer

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of
Becton, Dickinson and Company
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Becton, Dickinson and Company (the Company) as of September 30, 2018 and 2017, the related consolidated statements of income, comprehensive income and cash flows for each of the three years in the period ended September 30, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at September 30, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2018, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of September 30, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated November 21, 2018 expressed an unqualified opinion thereon.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ ERNST & YOUNG LLP

We have served as the Company's auditor since 1959.
New York, New York
November 21, 2018

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of
Becton, Dickinson and Company
Opinion on Internal Control over Financial Reporting
We have audited Becton, Dickinson and Company’s internal control over financial reporting as of September 30, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Becton, Dickinson and Company (the Company) maintained, in all material respects, effective internal control over financial reporting as of September 30, 2018, based on the COSO criteria.
As indicated in the accompanying Management's Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of C.R. Bard, Inc., which is included in the 2018 consolidated financial statements of the Company and constituted 5% of total assets as of September 30, 2018 and 19% of net sales for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of C.R. Bard, Inc.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2018 consolidated balance sheets of the Company as of September 30, 2018 and 2017, the related consolidated statements of comprehensive income and cash flows for each of the three years in the period ended September 30, 2018, and the related notes and our report dated November 21, 2018 expressed an unqualified opinion thereon.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.
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

Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ ERNST & YOUNG LLP

New York, New York
November 21, 2018

Consolidated Statements of Income
Becton, Dickinson and Company
Years Ended September 30

Millions of dollars, except per share amounts	2018	2017	2016
Revenues	$15,983	$12,093	$12,483

Cost of products sold	8,721	6,151	6,492
Selling and administrative expense	4,015	2,925	3,005
Research and development expense	1,006	774	828
Acquisitions and other restructurings	744	354	728
Other operating expense, net	—	410	—
Total Operating Costs and Expenses	14,487	10,615	11,053
Operating Income	1,497	1,478	1,430
Interest expense	(706)	(521)	(388)
Interest income	65	76	21
Other income (expense), net	318	(57)	11
Income Before Income Taxes	1,173	976	1,074
Income tax provision (benefit)	862	(124)	97
Net Income	311	1,100	976
Preferred stock dividends	(152)	(70)	—
Net income applicable to common shareholders	$159	$1,030	$976

Basic Earnings per Share	$0.62	$4.70	$4.59

Diluted Earnings per Share	$0.60	$4.60	$4.49

Amounts may not add due to rounding.
See notes to consolidated financial statements.

Consolidated Statements of Comprehensive Income
Becton, Dickinson and Company
Years Ended September 30

Millions of dollars	2018	2017	2016
Net Income	$311	$1,100	$976
Other Comprehensive (Loss) Income, Net of Tax
Foreign currency translation adjustments	(161)	11	(50)
Defined benefit pension and postretirement plans	(26)	179	(141)
Cash flow hedges	1	17	1
Other Comprehensive (Loss) Income, Net of Tax	(186)	206	(191)
Comprehensive Income	$125	$1,306	$786

Amounts may not add due to rounding.
See notes to consolidated financial statements.

Consolidated Balance Sheets
Becton, Dickinson and Company
September 30

Millions of dollars, except per share amounts and numbers of shares	2018	2017
Assets
Current Assets
Cash and equivalents	$1,140	$14,179
Restricted cash	96	—
Short-term investments	17	21
Trade receivables, net	2,319	1,744
Inventories	2,451	1,818
Assets held for sale	137	—
Prepaid expenses and other	1,251	871
Total Current Assets	7,411	18,633
Property, Plant and Equipment, Net	5,375	4,638
Goodwill	23,600	7,563
Developed Technology, Net	12,184	2,478
Customer Relationships, Net	3,723	2,830
Other Intangibles, Net	534	585
Other Assets	1,078	1,007
Total Assets	$53,904	$37,734
Liabilities and Shareholders’ Equity
Current Liabilities
Short-term debt	$2,601	$203
Accounts payable	1,106	797
Accrued expenses	2,255	1,393
Salaries, wages and related items	910	773
Income taxes	343	176
Total Current Liabilities	7,216	3,342
Long-Term Debt	18,894	18,667
Long-Term Employee Benefit Obligations	1,056	1,168
Deferred Income Taxes and Other	5,743	1,609
Commitments and Contingencies (See Note 5)
Shareholders’ Equity
Preferred stock	2	2
Common stock — $1 par value: authorized — 640,000,000 shares; issued — 346,687,160 shares in 2018 and 2017.	347	347
Capital in excess of par value	16,179	9,619
Retained earnings	12,596	13,111
Deferred compensation	22	19
Common stock in treasury — at cost — 78,462,971 shares in 2018 and 118,744,758 shares in 2017.	(6,243)	(8,427)
Accumulated other comprehensive loss	(1,909)	(1,723)
Total Shareholders’ Equity	20,994	12,948
Total Liabilities and Shareholders’ Equity	$53,904	$37,734

Amounts may not add due to rounding.
See notes to consolidated financial statements.

Consolidated Statements of Cash Flows
Becton, Dickinson and Company
Years Ended September 30

Millions of dollars	2018	2017	2016
Operating Activities
Net income	$311	$1,100	$976
Adjustments to net income to derive net cash provided by operating activities:
Depreciation and amortization	1,978	1,088	1,114
Share-based compensation	322	174	196
Deferred income taxes	(240)	(236)	(426)
Change in operating assets and liabilities:
Trade receivables, net	(170)	(93)	(128)
Inventories	246	(46)	69
Prepaid expenses and other	(46)	(366)	90
Accounts payable, income taxes and other liabilities	867	134	368
Pension obligation	(263)	84	(32)
Excess tax benefits from payments under share-based compensation plans	78	77	—
Lease contract modification-related charge	—	748	—
Gain on sale of Vyaire interest	(303)	—	—
Other, net	85	(114)	332
Net Cash Provided by Operating Activities	2,865	2,550	2,559
Investing Activities
Capital expenditures	(895)	(727)	(693)
Proceeds from (purchases of) investments, net	11	13	(1)
Acquisitions of businesses, net of cash acquired	(15,281)	(174)	—
Proceeds from divestitures, net	534	165	158
Other, net	(198)	(161)	(133)
Net Cash Used for Investing Activities	(15,829)	(883)	(669)
Financing Activities
Change in credit facility borrowings	—	(200)	(500)
Proceeds from long-term debt and term loans	5,086	11,462	—
Payments of debt and term loans	(3,996)	(3,980)	(752)
Proceeds from issuance of equity securities	—	4,827	—
Repurchase of common stock	—	(220)	—
Excess tax benefit from payments under share-based compensation plans	—	—	86
Dividends paid	(927)	(677)	(562)
Other, net	(220)	(234)	(32)
Net Cash (Used for) Provided by Financing Activities	(58)	10,977	(1,761)
Effect of exchange rate changes on cash and equivalents	(17)	(6)	(12)
Net (Decrease) Increase in Cash and Equivalents	(13,039)	12,638	117
Opening Cash and Equivalents	14,179	1,541	1,424
Closing Cash and Equivalents	$1,140	$14,179	$1,541

Non-Cash Investing Activities
Fair value of shares issued as acquisition consideration (See Note 9)	$8,004	$—	$—
Fair value of equity awards issued as acquisition consideration (See Note 9)	$613	$—	$—

Amounts may not add due to rounding.
See notes to consolidated financial statements.

Notes to Consolidated Financial Statements
Becton, Dickinson and Company
Millions of dollars, except per share amounts or as otherwise specified

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
Restricted Cash
Restricted cash consists of cash restricted from withdrawal and usage and largely represents funds that are restricted for certain product liability matters assumed in the acquisition of C.R. Bard, Inc. ("Bard") which is further discussed in Note 9.
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
Property, Plant and Equipment
Property, plant and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization are principally provided on the straight-line basis over estimated useful lives, which range from 20 to 45 years for buildings, four to 13 years for machinery and equipment and one to 20 years for leasehold improvements. Depreciation and amortization expense was $600 million, $406 million and $452 million in fiscal years 2018, 2017 and 2016, respectively.

Notes to Consolidated Financial Statements — (Continued)
Becton, Dickinson and Company

Goodwill and Other Intangible Assets
The Company’s unamortized intangible assets include goodwill and in-process research and development assets which arise from acquisitions. The Company currently reviews all indefinite-lived assets, including goodwill, for impairment generally using quantitative models. Goodwill is reviewed at least annually for impairment at the reporting unit level, which is defined as an operating segment or one level below an operating segment, referred to as a component. The Company’s reporting units generally represent one level below reporting segments. Potential impairment of goodwill is generally identified by comparing the fair value of a reporting unit, estimated using an income approach, with its carrying value. The annual impairment review performed on July 1, 2018 indicated that all identified reporting units’ fair values exceeded their respective carrying values. The review for impairment of in-process research and development assets is performed by comparing the fair value of the technology or project assets, estimated using an income approach, with their carrying value. In-process research and development assets are considered indefinite-lived assets and are reviewed at least annually for impairment until projects are completed or abandoned.
Amortized intangible assets include developed technology assets which arise from acquisitions. These assets represent acquired intellectual property that is already technologically feasible upon the acquisition date or acquired in-process research and development assets that are completed subsequent to acquisition. Developed technology assets are generally amortized over periods ranging from 15 to 20 years, using the straight-line method. Customer relationship assets are generally amortized over periods ranging from 10 to 15 years, using the straight-line method. Other intangibles with finite useful lives, which include patents, are amortized over periods principally ranging from one to 40 years, using the straight-line method. Finite-lived intangible assets, including developed technology assets, are periodically reviewed when impairment indicators are present to assess recoverability from future operations using undiscounted cash flows. The carrying values of these finite-lived assets are compared to the undiscounted cash flows they are expected to generate and an impairment loss is recognized in operating results to the extent any finite-lived intangible asset’s carrying value exceeds its calculated fair value.
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
Revenue allocated to certain equipment deliverables is recognized upon customer acceptance, which occurs after the transfer of title and risk of loss to the customer and the completion of installation or training services. When related services are considered inconsequential, delivery is deemed to occur upon the transfer of title and risk of loss, at which time revenue and the costs associated with services are recognized.

Notes to Consolidated Financial Statements — (Continued)
Becton, Dickinson and Company

For equipment lease revenue, transactions are evaluated and classified as either operating leases or sales-type leases. Generally, the Company's lease arrangements with customers are accounted for as operating leases and therefore, revenue is recognized at the contracted rate over the rental period, as defined within the customer agreement.
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

Shipping and Handling Costs
Shipping and handling costs are included in Selling and administrative expense. Shipping expense was $479 million, $365 million and $401 million in 2018, 2017 and 2016, respectively.
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
Income Taxes
The Company has historically asserted indefinite reinvestment of the earnings of certain non-U.S. subsidiaries outside the United States. New U.S. tax legislation, which is further discussed in Note 16, eliminated certain material tax effects on the repatriation of cash to the United States. Future repatriation of cash and other property held by the Company's foreign subsidiaries will generally not be subject to U.S. federal income tax. As a result, after reevaluation of the permanent reinvestment assertion, the Company is no longer permanently reinvested with respect to its historic unremitted foreign earnings as of September 30, 2018.
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

Notes to Consolidated Financial Statements — (Continued)
Becton, Dickinson and Company

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

Note 2 — Accounting Changes
New Accounting Principle Adopted
In the second quarter of its fiscal year 2018, the Company prospectively adopted an accounting standard update issued by the Financial Accounting Standards Board ("FASB") relating to the stranded income tax effects on items within Accumulated other comprehensive income (loss) resulting from the enactment of new U.S. tax legislation, which legislation is further discussed in Note 16. Additional disclosures regarding this accounting standard adoption are provided in Note 3.
On October 1, 2016, the Company prospectively adopted amended requirements issued by the FASB relating to the timing of recognition and classification of share-based compensation award-related income tax effects. Upon adoption of the requirements in 2017, the Company has recorded tax benefits relating to share-based compensation awards within Income tax (benefit) provision on its consolidated statement of income. These tax benefits had been previously recorded within Capital in excess of par value on the Company's consolidated balance sheet. Also upon adoption of the amended guidance in 2017, the Company has classified excess tax benefits on its consolidated statement of cash flows within Net Cash Provided by Operating Activities, rather than Net Cash Provided by (Used for) Financing Activities.
New Accounting Principles Not Yet Adopted
In March 2017, the FASB issued an accounting standard update which requires all components of net periodic pension and postretirement benefit costs to be disaggregated from the service cost component and to be presented on the income statement outside a subtotal of income from operations, if one is presented. The Company's adoption of the new requirements on October 1, 2018 is not expected to have a material impact on its consolidated financial statements.
In February 2016, the FASB issued a new lease accounting standard which requires lessees to recognize lease assets and lease liabilities on the balance sheet. The new standard also requires expanded disclosures regarding leasing arrangements. The Company will adopt the standard on October 1, 2019 and has commenced its initial assessment of the impact on its consolidated financial statements.
In May 2014, the FASB issued a new revenue recognition standard. Under this standard, revenue is recognized upon the transfer of goods or services to customers and the amount of revenue recognized reflects the consideration to which a reporting entity expects to be entitled in exchange for those goods or services. The Company adopted the standard on October 1, 2018 using the modified retrospective method. The Company assessed the impact that this new revenue recognition standard will have on its consolidated financial statements based upon a review of contracts that were not completed as of October 1, 2018. The Company is currently finalizing the changes to its processes, systems and controls which are necessary to support recognition and disclosure under the new revenue recognition standard. The Company does not expect its adoption of the new standard to have a material impact on its consolidated financial statements.

Notes to Consolidated Financial Statements — (Continued)
Becton, Dickinson and Company

Note 3 — Shareholders’ Equity
Changes in certain components of shareholders’ equity were as follows:

	Common Stock Issued at Par Value	Capital in Excess of Par Value	Retained Earnings	Deferred Compensation	Treasury Stock
(Millions of dollars)					Shares (in thousands)	Amount
Balance at September 30, 2015	$333	$4,475	$12,314	$20	(121,967)	$(8,239)
Net income	—	—	976	—	—	—
Cash dividends:
Common ($2.64 per share)	—	—	(562)	—	—	—
Common stock issued for:
Share-based compensation and other plans, net	—	27	(1)	2	2,607	26
Share-based compensation	—	191	—	—	—	—
Common stock held in trusts, net (a)	—	—	—	—	(11)	—
Balance at September 30, 2016	$333	$4,693	$12,727	$22	(119,371)	$(8,212)
Net income	—	—	1,100	—	—	—
Cash dividends:
Common ($2.92 per share)	—	—	(645)	—	—	—
Preferred	—	—	(70)	—	—	—
Common stock issued for:
Public equity offerings (b)	14	4,810	—	—	—	—
Share-based compensation and other plans, net	—	(65)	(1)	(3)	1,908	6
Share-based compensation	—	180	—	—	—	—
Common stock held in trusts, net (a)	—	—	—	—	7	—
Repurchase of common stock (c)	—	—	—	—	(1,289)	(220)
Balance at September 30, 2017	$347	$9,619	$13,111	$19	(118,745)	$(8,427)
Net income	—	—	311	—	—	—
Cash dividends:
Common ($3.00 per share)	—	—	(775)	—	—	—
Preferred	—	—	(152)	—	—	—
Common stock issued for:
Acquisition (see Note 9)	—	6,478	—	—	37,306	2,121
Share-based compensation and other plans, net	—	(246)	(2)	3	2,982	62
Share-based compensation	—	328	—	—	—	—
Common stock held in trusts, net (a)	—	—	—	—	(6)	—
Effect of change in accounting principle (see Note 2 and further discussion below)	—	—	103	—	—	—
Balance at September 30, 2018	$347	$16,179	$12,596	$22	(78,463)	$(6,243)

(a)	Common stock held in trusts represents rabbi trusts in connection with deferred compensation under the Company’s employee salary and bonus deferral plan and directors’ deferral plan.

Notes to Consolidated Financial Statements — (Continued)
Becton, Dickinson and Company

(b)
In May 2017 and in connection with the Company's acquisition of Bard, which is further discussed in Note 9, the Company completed registered public offerings of equity securities including 14.025 million shares of the Company's common stock and 2.475 million shares of the Company's mandatory convertible preferred stock (ownership is held in the form of depositary shares, each representing a 1/20th interest in a share of preferred stock) for total net proceeds of $4.8 billion. If and when declared, dividends on the mandatory convertible preferred stock are payable on a cumulative basis at an annual rate of 6.125% on the liquidation preference of $1,000 per preferred share ($50 per depositary share).  The shares of preferred stock are convertible to a minimum of 11.7 million and up to a maximum of 14.0 million shares of Company common stock at an exchange ratio that is based on the market price of the Company’s common stock at the date of conversion, and no later than the mandatory conversion date of May 1, 2020.

(c)
Using proceeds received from the divestiture of the Respiratory Solutions business in the first quarter of fiscal year 2017, the Company repurchased shares of its common stock under an accelerated share repurchase agreement.

The components and changes of Accumulated other comprehensive income (loss) were as follows:

(Millions of dollars)	Total	Foreign Currency Translation	Benefit Plans	Cash Flow Hedges
Balance at September 30, 2015	$(1,738)	$(961)	$(741)	$(36)
Other comprehensive loss before reclassifications, net of taxes	(251)	(50)	(190)	(11)
Amounts reclassified into income, net of taxes	60	—	48	12
Balance at September 30, 2016	$(1,929)	$(1,011)	$(883)	$(35)
Other comprehensive income before reclassifications, net of taxes	140	11	121	8
Amounts reclassified into income, net of taxes	66	—	58	8
Balance at September 30, 2017	$(1,723)	$(1,001)	$(703)	$(18)
Other comprehensive (loss) income before reclassifications, net of taxes	(142)	(161)	19	—
Amounts reclassified into income, net of taxes	57	—	52	5
Tax effects reclassified to retained earnings	(103)	—	(99)	(4)
Balance at September 30, 2018	$(1,909)	$(1,162)	$(729)	$(17)
The amount of foreign currency translation recognized in other comprehensive income during the years ended September 30, 2018 and 2017 included net gains (losses) relating to net investment hedges, as further discussed in Note 13. The amount recognized in other comprehensive income during the year ended September 30, 2017 relating to cash flow hedges represented a net gain on forward starting interest rate swaps, which is further discussed in Note 13.
During the second quarter of 2018, as permitted under U.S. GAAP guidance, the Company reclassified stranded income tax effects on items within Accumulated other comprehensive income (loss) resulting from the enactment of new U.S. tax legislation, which legislation is further discussed in Note 16, to Retained earnings. The reclassified tax effects related to prior service credits and net actuarial losses relating to benefit plans, as well as to terminated cash flow hedges. The tax effects relating to these items are generally recognized as such amounts are amortized into earnings.

Notes to Consolidated Financial Statements — (Continued)
Becton, Dickinson and Company

The tax impacts for amounts recognized in other comprehensive income before reclassifications were as follows:

(Millions of dollars)	2018	2017	2016
Benefit Plans
Income tax (provision) benefit for net gains (losses) recorded in other comprehensive income	$(19)	$(60)	$79
The tax impacts for cash flow hedges recognized in other comprehensive income before reclassifications in 2017 and 2016 were immaterial to the Company's consolidated financial results. Reclassifications out of Accumulated other comprehensive income (loss) and the related tax impacts relating to benefit plans and cash flow hedges in 2018, 2017 and 2016 were also immaterial to the Company's consolidated financial results.

Note 4 — Earnings per Share

The weighted average common shares used in the computations of basic and diluted earnings per share (shares in thousands) for the years ended September 30 were as follows:

	2018	2017	2016
Average common shares outstanding	258,354	218,943	212,702
Dilutive share equivalents from share-based plans (a) (b)	6,267	4,645	4,834
Average common and common equivalent shares outstanding — assuming dilution	264,621	223,588	217,536

(a)
For the years ended September 30, 2018 and 2017, dilutive share equivalents associated with mandatory convertible preferred stock of 12 million and 5 million, respectively, were excluded from the diluted shares outstanding calculation because the result would have been antidilutive. The issuance of the convertible preferred stock is further discussed in Note 3. For the years ended September 30, 2018, 2017 and 2016, there were no options to purchase shares of common stock which were excluded from the diluted earnings per share calculation.

(b)
The adjustment to calculate diluted share equivalents from share-based plans in 2016 included excess tax benefits relating to share-based compensation awards. Upon the Company's adoption, as discussed in Note 2, of new accounting requirements relating to share-based compensation award-related income tax effects, the adjustments in 2018 and 2017 excluded these excess tax benefits.

Note 5 — Commitments and Contingencies
Commitments
Rental expense for all operating leases amounted to $149 million in 2018, $110 million in 2017 and $112 million in 2016. Future minimum rental commitments on non-cancelable leases are as follows: 2019 — $107 million; 2020 — $94 million; 2021 — $76 million; 2022 — $62 million; 2023 — $48 million and an aggregate of $124 million thereafter.
As of September 30, 2018, the Company has certain future purchase commitments aggregating to approximately $1.046 billion, which will be expended over the next several years.

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
Product Liability Matters
As is further discussed in Note 9, the Company completed its acquisition of Bard on December 29, 2017 and the following matters include Bard-related legal proceedings and claims that the Company assumed on the acquisition date (“Bard-related Product Liability Matters”). The Company believes that certain settlements and judgments, as well as some legal defense costs, relating to product liability matters are or may be covered in whole or in part under its product liability insurance policies with a limited number of insurance carriers, or, in some circumstances, indemnification obligations to the Company from other parties, which if disputed, the Company intends to vigorously contest. Amounts recovered under the Company’s product liability insurance policies or indemnification arrangements may be less than the stated coverage limits or less than otherwise expected and may not be adequate to cover damages and/or costs relating to claims. In addition, there is no guarantee that insurers or other parties will pay claims or that coverage or indemnity will be otherwise available.
Hernia Product Claims
As of September 30, 2018, the Company is defending approximately 3,154 product liability claims involving Bard’s line of hernia repair devices (collectively, the “Hernia Product Claims”). The majority of those claims are currently pending in a coordinated proceeding in Rhode Island State Court, but claims are also pending in other state and/or federal court jurisdictions. In addition, those claims include multiple putative class actions in Canada. Generally, the Hernia Product Claims seek damages for personal injury allegedly resulting from use of the products. From time to time, the Company engages in resolution discussions with plaintiffs’ law firms regarding certain of the Hernia Product Claims, but the Company also intends to vigorously defend Hernia Product Claims that do not settle, including through litigation. Trials are scheduled throughout 2019 in various state and/or federal courts. The Company expects additional trials of Hernia Product Claims to take place over the next 12 months. In August 2018, a new hernia multi-district litigation (“MDL”) was ordered to be established in the Southern District of Ohio. The Company cannot give any assurances that the resolution of the Hernia Product Claims that have not settled, including asserted and unasserted claims and the putative class action lawsuits, will not have a material adverse effect on the Company’s business, results of operations, financial condition and/or liquidity.

Notes to Consolidated Financial Statements — (Continued)
Becton, Dickinson and Company

Women’s Health Product Claims
As of September 30, 2018, the Company is defending approximately 1,322 product liability claims involving Bard’s line of pelvic mesh devices. The majority of those claims are currently pending in a federal MDL in the United States District Court for the Southern District of West Virginia, but claims are also pending in other state and/or federal court jurisdictions, including a coordinated proceeding in New Jersey State Court. In addition, those claims include putative class actions filed in the United States. Not included in the figures above are approximately 1,037 filed and unfiled claims that have been asserted or threatened against Bard but lack sufficient information to determine whether a Bard pelvic mesh device is actually at issue. The claims identified above also include products manufactured by both Bard and two subsidiaries of Medtronic plc (as successor in interest to Covidien plc) (“Medtronic”), each a supplier of Bard. Medtronic has an obligation to defend and indemnify Bard with respect to any product defect liability relating to products its subsidiaries had manufactured. As described below, in July 2015 the Company reached an agreement with Medtronic (which was amended in June 2017) regarding certain aspects of Medtronic’s indemnification obligation. The foregoing lawsuits, unfiled claims, putative class actions, and other claims, together with claims that have settled or are the subject of agreements or agreements in principle to settle, are referred to collectively as the “Women’s Health Product Claims.” The Women’s Health Product Claims generally seek damages for personal injury allegedly resulting from use of the products.
As of September 30, 2018, the Company has reached agreements or agreements in principle with various plaintiffs’ law firms to settle their respective inventories of cases totaling approximately 15,021 of the Women’s Health Product Claims. The Company believes that these Women’s Health Product Claims are not the subject of Medtronic’s indemnification obligation. These settlement agreements and agreements in principle include unfiled and previously unknown claims held by various plaintiffs’ law firms, which are not included in the approximate number of lawsuits set forth in the first paragraph of this section. Each agreement is subject to certain conditions, including requirements for participation in the proposed settlements by a certain minimum number of plaintiffs. The Company continues to engage in discussions with other plaintiffs’ law firms regarding potential resolution of unsettled Women’s Health Product Claims, which may include additional inventory settlements.
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

Notes to Consolidated Financial Statements — (Continued)
Becton, Dickinson and Company

Filter Product Claims
As of September 30, 2018, the Company is defending approximately 4,515 product liability claims involving Bard’s line of inferior vena cava filters (collectively, the “Filter Product Claims”). The majority of those claims are currently pending in an MDL in the United States District Court for the District of Arizona, but claims are also pending in other state and/or federal court jurisdictions, including a coordinated proceeding in Arizona State Court. In addition, those claims include putative class actions filed in the United States and Canada. The Filter Product Claims generally seek damages for personal injury allegedly resulting from use of the products. The Company has limited information regarding the nature and quantity of certain of the Filter Product Claims. The Company continues to receive claims and lawsuits and may in future periods learn additional information regarding other unfiled or unknown claims, or other lawsuits, which could materially impact the Company’s estimate of the number of claims or lawsuits against the Company. Trials are scheduled throughout 2018 in the MDL and state courts. On March 30, 2018, a jury in the first MDL trial found the Company liable for negligent failure to warn and entered a verdict in favor of plaintiffs. The jury found the Company was not liable for (a) strict liability design defect; (b) strict liability failure to warn; and (c) negligent design. The Company has appealed that verdict. On June 1, 2018, a jury in the second MDL trial unanimously found in favor of the Company on all claims. On August 17, 2018, the Court entered summary judgment in favor of the Company on all claims in the third MDL trial. On October 5, 2018, a jury in the fourth MDL trial unanimously found in favor of the Company on all claims. The Company expects additional trials of Filter Product Claims may take place over the next 12 months.
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
On September 19, 2013, a jury returned a verdict against BD with respect to RTI’s Lanham Act claim and claim for attempted monopolization based on deception in the safety syringe market. The jury awarded RTI $113.5 million for its attempted monopolization claim (which would be trebled under the antitrust statute). Upon issuance of a Court of Appeals decision reversing the attempted monopolization claim, the Company recorded a $337 million reversal of reserves associated with the initial judgment, in Other operating (income) expense, net, in the first quarter of fiscal year 2017. The Court of Appeals affirmed the judgment for Lanham Act liability, and remanded the case to the district court to consider whether and if so how much profit should be disgorged by BD on that claim.  The Court of Appeals also vacated and remanded the injunction ordered by the district court. On January 31, 2017, RTI filed a petition for a writ of certiorari with the U.S. Supreme Court.

Notes to Consolidated Financial Statements — (Continued)
Becton, Dickinson and Company

On March 20, 2017, the U.S. Supreme Court denied certiorari, and the district court thereafter heard RTI’s request for disgorgement. On August 17, 2017, the district court entered judgment in favor of BD and ruled that RTI is not entitled to any award of money damages.  RTI has appealed this ruling to the Fifth Circuit Court of Appeals. Oral argument on the appeal occurred on October 3, 2018.
Since early 2013, Bard has received subpoenas or Civil Investigative Demands from a number of State Attorneys General seeking information related to the sales and marketing of certain of the Company’s products that are the subject of the Hernia Product Claims and the Women’s Health Product Claims. The Company is cooperating with these requests. Although the Company has had, and continues to have, discussions with the State Attorneys General with respect to overall potential resolution of this matter, there can be no assurance that a resolution will be reached or what the terms of any such resolution may be.
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
Litigation Reserves
Accruals for the Bard product liability claims which are specifically discussed above, as well as the related legal defense costs, amounted to approximately $2.0 billion at September 30, 2018. Such amounts include provisional estimates which have been recorded with respect to the acquired liabilities. These amounts may be adjusted upon the availability of new or additional information regarding facts or circumstances which existed at the acquisition date. As of September 30, 2018, the Company has $94 million in Bard-related qualified settlement funds (“QSFs”), subject to certain settlement conditions, for certain product liability matters. Payments to QSFs are recorded as a component of Restricted cash.

Notes to Consolidated Financial Statements — (Continued)
Becton, Dickinson and Company

The Company's expected recoveries related to Bard-related product liability claims and related legal defense costs were approximately $343 million at September 30, 2018. A substantial amount of these expected recoveries at September 30, 2018 relate to the Company’s agreements with Medtronic related to certain Women’s Health Product Claims. The terms of the Company’s agreements with Medtronic are substantially consistent with the assumptions underlying, and the manner in which, the Company has recorded expected recoveries related to the indemnification obligation. The expected recoveries at September 30, 2018 related to the indemnification obligation are not in dispute with respect to claims that Medtronic settles pursuant to the agreements. As described above, the agreements do not resolve the dispute between the Company and Medtronic with respect to Women’s Health Product Claims that do not settle, if any, and the Company also may, in its sole discretion, transfer responsibility for settlement of additional Women’s Health Product Claims to Medtronic on similar terms.

Note 6 — Segment Data

Beginning in the second quarter of fiscal year 2018, the Company’s organizational structure was based upon three principal business segments: BD Medical (“Medical”), BD Life Sciences (“Life Sciences”) and BD Interventional ("Interventional"). As is further discussed in Note 9, the Company completed its acquisition of Bard on December 29, 2017. Beginning in the second quarter of fiscal year 2018, the Interventional segment included the majority of Bard’s product offerings and certain product offerings, as further detailed below, which were previously reported in the Medical segment. Certain of Bard's product offerings were included under the Company's Medical segment, specifically within the new Medication Delivery Solutions unit, which was formerly the Medical segment's Medication and Procedural Solutions unit. The Company’s three principal business segments are strategic businesses that are managed separately because each one develops, manufactures and markets distinct products and services.
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
Medication Delivery Solutions
Peripheral IV catheters (conventional, safety), advanced peripheral catheters (guidewire assisted peripherally inserted venous catheters, midline catheters, port access), centeral lines (peripherally inserted centeral catheters), acute dialysis catheters; vascular access technology (ultrasonic imaging); vascular care (lock solutions, prefilled flush syringes, disinfecting caps); vascular preparation (skin antiseptics, dressings, securement); needle-free IV connectors and extensions sets, IV fluids; closed-system drug transfer devices, hazardous drug detection; conventional and safety hypodermic syringes and needles, anesthesia needles (spinal, epidural) and trays; enteral syringes, sharps disposal systems.

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
Pharmaceutical Systems
Prefillable drug delivery systems - prefillable syringes, safety, shielding and self-injection systems - provided to pharmaceutical companies for use as containers for injectable pharmaceutical products, which are then placed on the market as drug/device combinations.

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

Biosciences
Fluorescence-activated cell sorters and analyzers; monoclonal antibodies and kits for performing cell analysis; reagent systems for life science research; bench-side solutions for high-throughput targeted single-cell gene expression and RNA-Seq analysis; molecular indexing and next-generation sequencing sample preparation for genomics research; and clinical oncology, immunological (HIV) and transplantation diagnostic/monitoring reagents and analyzers.

Notes to Consolidated Financial Statements — (Continued)
Becton, Dickinson and Company

BD Interventional

BD Interventional provides vascular, urology, oncology and surgical specialty products that are, with the exception of the V. Muller surgical and laparoscopic instrumentation products, intended to be used once and then discarded or are either temporarily or permanently implanted. The primary customers served by BD Interventional are hospitals, individual healthcare professionals, extended care facilities, alternate site facilities and directly to patients via the segment's Homecare business. The Interventional segment consists of the following organizational units:

Organizational Unit	Principal Product Lines
Surgery
Hernia and soft tissue repair, biological grafts, bioresorbable grafts, biosurgery, and other surgical products; BD ChloraPrep™ surgical infection prevention products, thoracic and abdominal drainage products and V. Mueller™ surgical & laparoscopic instrumentation products, which are products previously included within the former Medication and Procedural Solutions unit of BD Medical.

Peripheral Intervention
Percutaneous transluminal angioplasty (“PTA”) balloon catheters, peripheral vascular stents, self-expanding and balloon-expandable stent grafts, vascular grafts, drug coated balloons, ports, biopsy, chronic dialysis, feeding, IVC filters, endovascular fistula creation devices and drainage products.

Urology and Critical Care	Urological drainage products, intermittent catheters, urinary and fecal management devices, kidney stone management devices, and Targeted Temperature Management.
Additional Segment Information
Distribution of products is primarily through independent distribution channels, and directly to end-users by BD and independent sales representatives. No customer accounted for 10% or more of revenues in any of the three years presented.
Segment disclosures are on a performance basis consistent with internal management reporting. The Company evaluates performance of its business segments and allocates resources to them primarily based upon operating income, which represents revenues reduced by product costs and operating expenses. Segment operating income represents revenues reduced by product costs and operating expenses. Beginning with its first quarter fiscal year 2018, the Company changed its management reporting approach so that certain general and administrative costs, which were previously allocated to the segments, are now excluded from the segments' operating expenses. The Medical and Life Sciences segments' operating income for the year ended September 30, 2017 included allocated general corporate costs of $166 million and $113 million, respectively. The Medical and Life Sciences segments' operating income for the year ended September 30, 2016 included allocated general corporate costs of $175 million and $95 million, respectively. No such allocations were made in the year ended September 30, 2018.
As more fully discussed in Note 10, the Company sold a 50.1% controlling financial interest in its Respiratory Solutions business, a component of the Medical segment, in October 2016. This transaction did not meet the criteria established for reporting discontinued operations and as such, results for the year ended September 30, 2016 included $822 million of revenues which did not occur in 2018 and 2017.

Notes to Consolidated Financial Statements — (Continued)
Becton, Dickinson and Company

(Millions of dollars)	2018	2017	2016
Revenues (a)
Medical (b)	$8,616	$7,419	$7,965
Life Sciences	4,330	3,988	3,829
Interventional (b)	3,037	685	689
Total Revenues	$15,983	$12,093	$12,483
Income Before Income Taxes
Medical (b) (c) (d)	$2,624	$1,907	$1,807
Life Sciences (e)	1,207	772	793
Interventional (b) (c)	306	248	245
Total Segment Operating Income	4,137	2,927	2,845
Acquisitions and other restructurings	(744)	(354)	(728)
Net interest expense	(641)	(445)	(367)
Other unallocated items (f)	(1,578)	(1,152)	(676)
Total Income Before Income Taxes	$1,173	$976	$1,074
Assets
Medical (b)	$23,493	$15,552	$16,370
Life Sciences	4,225	4,056	3,848
Interventional (b)	23,219	2,780	2,784
Total Segment Assets	50,938	22,388	23,002
Corporate and All Other (g)	2,966	15,347	2,584
Total Assets	$53,904	$37,734	$25,586
Capital Expenditures
Medical (b)	$560	$486	$464
Life Sciences	255	212	200
Interventional (b)	65	16	18
Corporate and All Other	14	13	12
Total Capital Expenditures	$895	$727	$693
Depreciation and Amortization
Medical (b)	$1,028	$773	$801
Life Sciences	275	254	254
Interventional (b)	658	52	56
Corporate and All Other	17	10	3
Total Depreciation and Amortization	$1,978	$1,088	$1,114
(a)The Company has no material intersegment revenues.
(b)Prior-year amounts have been reclassified to reflect the movement of certain product offerings previously reported in the Medical segment and which are now reported in the Interventional segment, as further discussed above. Accordingly, all amounts presented in 2017 and 2016 for the Interventional segment are associated with these products.
(c)The amounts in 2018 included expense related to the recognition of a $478 million fair value step-up adjustment related to Bard's inventory on the acquisition date. The step-up adjustments recognized by the Medical and Interventional segments in 2018 were $60 million and $418 million, respectively.

Notes to Consolidated Financial Statements — (Continued)
Becton, Dickinson and Company

(d)The amount in 2018 included $58 million of charges to write down the value of fixed assets primarily in the Diabetes Care unit.
(e)The amount in 2018 included $81 million of charges recorded to write down the carrying value of certain intangible and other assets in the Biosciences unit.
(f)The amounts in 2018, 2017 and 2016 comprised of foreign exchange, corporate expenses, and share-based compensation expense. Results in 2018 were impacted by the Company's change in its management reporting approach, as further discussed above. Results in 2017 included a $748 million non-cash charge resulting from a modification to the Company's dispensing equipment lease contracts with customers, as well as the reversal of certain litigation reserves as further discussed in Note 5.
(g)Includes cash and investments and corporate assets.
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

(Millions of dollars)	2018	2017	2016
Revenues
United States	$8,768	$6,504	$6,893
Europe	3,298	2,588	2,674
Greater Asia	2,460	1,744	1,692
Other	1,457	1,257	1,225
	$15,983	$12,093	$12,483
Long-Lived Assets
United States	$38,982	$13,151	$14,075
Europe	5,640	4,421	3,747
Greater Asia	851	578	586
Other	645	584	483
Corporate	375	366	329
	$46,494	$19,101	$19,220
Note 7 — Share-Based Compensation
The Company grants share-based awards under the 2004 Employee and Director Equity-Based Compensation Plan (“2004 Plan”), which provides long-term incentive compensation to employees and directors consisting of: stock appreciation rights (“SARs”), performance-based restricted stock units, time-vested restricted stock units and other stock awards.

Notes to Consolidated Financial Statements — (Continued)
Becton, Dickinson and Company

The fair value of share-based payments is recognized as compensation expense in net income. The amounts and location of compensation cost relating to share-based payments included in the consolidated statements of income is as follows:

(Millions of dollars)	2018	2017	2016
Cost of products sold	$36	$30	$29
Selling and administrative expense	136	113	106
Research and development expense	29	24	22
Acquisitions and other restructurings	130	10	39
	$332	$177	$196

Tax benefit associated with share-based compensation costs recognized	$79	$61	$69

Upon the Company's acquisition of Bard in 2018, certain pre-acquisition equity awards of Bard were converted into either BD SARs or BD restricted stock awards, as applicable. These awards have substantially the same terms and conditions as the converted Bard awards immediately prior to the acquisition date. The compensation expense of $126 million associated with these replacement awards was recorded in Acquisitions and other restructurings.
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

	2018	2017	2016
Risk-free interest rate	2.32%	2.33%	2.17%
Expected volatility	19.0%	20.0%	19.0%
Expected dividend yield	1.33%	1.71%	1.76%
Expected life	7.4 years	7.5 years	7.6 years
Fair value derived	$46.10	$33.81	$27.69

Expected volatility is based upon historical volatility for the Company’s common stock and other factors. The expected life of SARs granted is derived from the output of the lattice-based model, using assumed exercise rates based on historical exercise and termination patterns, and represents the period of time that SARs granted are expected to be outstanding. The risk-free interest rate used is based upon the published U.S. Treasury yield curve in effect at the time of grant for instruments with a similar life. The dividend yield is based upon the most recently declared quarterly dividend as of the grant date. The Company issued 1.4 million shares during 2018 to satisfy the SARs exercised.

Notes to Consolidated Financial Statements — (Continued)
Becton, Dickinson and Company

A summary of SARs outstanding as of September 30, 2018 and changes during the year then ended is as follows:

	SARs (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (Millions of dollars)
Balance at October 1	6,466	$117.94
Granted	4,295	123.97
Exercised	(2,511)	98.67
Forfeited, canceled or expired	(264)	163.69
Balance at September 30	7,986	$125.73	5.88	$1,080
Vested and expected to vest at September 30	7,732	$124.10	5.81	$1,059
Exercisable at September 30	5,450	$102.66	4.90	$863

A summary of SARs exercised 2018, 2017 and 2016 is as follows:

(Millions of dollars)	2018	2017	2016
Total intrinsic value of SARs exercised	$333	$148	$148
Tax benefit realized from SAR exercises	$90	$53	$52
Total fair value of SARs vested	$107	$30	$24
Stock Options
The Company has not granted stock options since 2005. Certain pre-acquisition equity awards of CareFusion were converted on March 17, 2015 into BD stock options with accelerated vesting terms and there were 166 thousand of these awards outstanding at September 30, 2018. Amounts recognized or realized in 2018, 2017 and 2016 relative to stock option exercises, including cash received, the tax benefit realized and the total intrinsic value, were immaterial to the Company’s consolidated financial results.

Performance-Based and Time-Vested Restricted Stock Units
Performance-based restricted stock units cliff vest three years after the date of grant. These units are tied to the Company’s performance against pre-established targets over a three-year performance period. The performance measures for fiscal years 2018, 2017 and 2016 were relative total shareholder return (measures the Company’s stock performance during the performance period against that of peer companies) and average annual return on invested capital. Under the Company’s long-term incentive program, the actual payout under these awards may vary from zero to 200% of an employee’s target payout, based on the Company’s actual performance over the three-year performance period. The fair value is based on the market price of the Company’s stock on the date of grant. Compensation cost initially recognized assumes that the target payout level will be achieved and is adjusted for subsequent changes in the expected outcome of performance-related conditions. For units for which the performance conditions are modified after the date of grant, any incremental increase in the fair value of the modified units, over the original units, is recorded as compensation expense on the date of the modification for vested units, or over the remaining performance period for units not yet vested.
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

Notes to Consolidated Financial Statements — (Continued)
Becton, Dickinson and Company

A summary of restricted stock units outstanding as of September 30, 2018 and changes during the year then ended is as follows:

	Performance-Based			Time-Vested
	Stock Units (in thousands)		Weighted Average Grant Date Fair Value	Stock Units (in thousands)	Weighted Average Grant Date Fair Value
Balance at October 1	1,080		$161.64	2,136	$142.06
Granted	338		251.75	2,903	216.06
Distributed	(119)		156.65	(1,368)	167.86
Forfeited or canceled	(267)		173.67	(906)	178.87
Balance at September 30	1,032	(a)	$190.57	2,765	$194.92
Expected to vest at September 30	548	(b)	$192.35	2,585	$193.90

(a)	Based on 200% of target payout.

(b)	Net of expected forfeited units and units in excess of the expected performance payout of 64 thousand and 420 thousand shares, respectively.
The weighted average grant date fair value of restricted stock units granted during the years 2018, 2017 and 2016 are as follows:

	Performance-Based			Time-Vested
	2018	2017	2016	2018	2017	2016
Weighted average grant date fair value of units granted	$251.75	$174.92	$153.73	$216.06	$165.96	$145.57
The total fair value of stock units vested during 2018, 2017 and 2016 was as follows:

	Performance-Based			Time-Vested
(Millions of dollars)	2018	2017	2016	2018	2017	2016
Total fair value of units vested	$31	$32	$22	$362	$139	$114
At September 30, 2018, the weighted average remaining vesting term of performance-based and time vested restricted stock units is 0.79 and 1.05 year, respectively.
Unrecognized Compensation Expense and Other Stock Plans
The amount of unrecognized compensation expense for all non-vested share-based awards as of September 30, 2018, is approximately $307 million, which is expected to be recognized over a weighted-average remaining life of approximately 2.04 years. At September 30, 2018, 7.1 million shares were authorized for future grants under the 2004 Plan. The Company has a policy of satisfying share-based payments through either open market purchases or shares held in treasury. At September 30, 2018, the Company has sufficient shares held in treasury to satisfy these payments.
As of September 30, 2018, 135 thousand shares were held in trust relative to a Director's Deferral plan, which provides a means to defer director compensation, from time to time, on a deferred stock or cash basis. Also as of September 30, 2018, 338 thousand shares were issuable under a Deferred Compensation Plan that allows certain highly-compensated employees, including executive officers, to defer salary, annual incentive awards and certain equity-based compensation.

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
Effective January 1, 2018, the legacy U.S. pension plan was frozen to limit the participation of employees who are hired or re-hired by the Company, or who transfer employment to the Company, on or after January 1, 2018.
Net pension cost for the years ended September 30 included the following components:

	Pension Plans
(Millions of dollars)	2018	2017	2016
Service cost	$136	$110	$81
Interest cost	90	61	72
Expected return on plan assets	(154)	(112)	(109)
Amortization of prior service credit	(13)	(14)	(15)
Amortization of loss	78	92	77
Settlements	2	—	7
Net pension cost	$137	$138	$113

Net pension cost included in the preceding table that is attributable to international plans	$34	$43	$35

The amounts provided above for amortization of prior service credit and amortization of loss represent the reclassifications of prior service credits and net actuarial losses that were recognized in Accumulated other comprehensive income (loss) in prior periods. The settlement losses recorded in 2018 and 2016 primarily included lump sum benefit payments associated with the Company’s U.S. supplemental pension plan. The Company recognizes pension settlements when payments from the supplemental plan exceed the sum of service and interest cost components of net periodic pension cost associated with this plan for the fiscal year.

Notes to Consolidated Financial Statements — (Continued)
Becton, Dickinson and Company

The change in benefit obligation, change in fair value of pension plan assets, funded status and amounts recognized in the Consolidated Balance Sheets for these plans were as follows:

	Pension Plans
(Millions of dollars)	2018	2017
Change in benefit obligation:
Beginning obligation	$2,647	$2,719
Service cost	136	110
Interest cost	90	61
Plan amendments	—	(1)
Benefits paid	(162)	(123)
Impact of acquisitions (divestitures)	758	(19)
Actuarial gain	(82)	(134)
Settlements	(122)	(1)
Other, includes translation	(19)	36
Benefit obligation at September 30	$3,246	$2,647
Change in fair value of plan assets:
Beginning fair value	$1,932	$1,855
Actual return on plan assets	70	134
Employer contribution	400	54
Benefits paid	(162)	(123)
Impact of acquisitions (divestitures)	539	(13)
Settlements	(122)	(1)
Other, includes translation	(15)	26
Plan assets at September 30	$2,642	$1,932
Funded Status at September 30:
Unfunded benefit obligation	$(604)	$(715)
Amounts recognized in the Consolidated Balance Sheets at September 30:
Other	$15	$9
Salaries, wages and related items	(15)	(17)
Long-term Employee Benefit Obligations	(604)	(707)
Net amount recognized	$(604)	$(715)
Amounts recognized in Accumulated other comprehensive income (loss) before income taxes at September 30:
Prior service credit	$60	$74
Net actuarial loss	(982)	(1,065)
Net amount recognized	$(921)	$(991)
International pension plan assets at fair value included in the preceding table were $821 million and $678 million at September 30, 2018 and 2017, respectively. The international pension plan projected benefit obligations were $1.064 billion and $917 million at September 30, 2018 and 2017, respectively.

Notes to Consolidated Financial Statements — (Continued)
Becton, Dickinson and Company

The benefit obligation associated with postretirement healthcare and life insurance plans provided to qualifying domestic retirees, which was largely recorded to Long-Term Employee Benefit Obligations, was $148 million and $165 million at September 30, 2018 and 2017, respectively.
Pension plans with accumulated benefit obligations in excess of plan assets and plans with projected benefit obligations in excess of plan assets consist of the following at September 30:

	Accumulated Benefit Obligation Exceeds the Fair Value of Plan Assets		Projected Benefit Obligation Exceeds the Fair Value of Plan Assets
(Millions of dollars)	2018	2017	2018	2017
Projected benefit obligation	$2,618	$2,551	$3,121	$2,613
Accumulated benefit obligation	$2,533	$2,470
Fair value of plan assets	$2,012	$1,833	$2,502	$1,889
The estimated net actuarial loss and prior service credit for pension benefits that will be amortized from Accumulated other comprehensive income (loss) into net pension costs over the next fiscal year are expected to be $79 million and $14 million, respectively. The net actuarial loss for other postretirement benefits that will be amortized from Accumulated other comprehensive income (loss) into net other postretirement costs over the next fiscal year is immaterial. The estimated prior service credit that will be amortized from Accumulated other comprehensive income (loss) into net other postretirement costs over the next fiscal year is expected to be $5 million.
The weighted average assumptions used in determining pension plan information were as follows:

	2018	2017	2016
Net Cost
Discount rate:
U.S. plans (a)	3.71%	3.42%	4.15%
International plans	2.30	1.70	2.84
Expected return on plan assets:
U.S. plans	7.20	7.25	7.50
International plans	4.95	4.65	5.02
Rate of compensation increase:
U.S. plans	4.51	4.25	4.25
International plans	2.31	2.33	2.33
Benefit Obligation
Discount rate:
U.S. plans	4.26	3.72	3.42
International plans	2.30	2.25	1.70
Rate of compensation increase:
U.S. plans	4.29	4.51	4.25
International plans	2.36	2.30	2.33

(a)
The Company calculated the service and interest components utilizing an approach that discounts the individual expected cash flows using the applicable spot rates derived from the yield curve over the projected cash flow period.

Notes to Consolidated Financial Statements — (Continued)
Becton, Dickinson and Company

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
Expected Funding
The Company’s funding policy for its defined benefit pension plans is to contribute amounts sufficient to meet legal funding requirements, plus any additional amounts that may be appropriate considering the funded status of the plans, tax consequences, the cash flow generated by the Company and other factors. The Company made discretionary contributions of $287 million to its U.S. pension plans in 2018. The Company also made a discretionary contribution of $200 million to its BD U.S. pension in October 2018. The Company does not anticipate any significant required contributions to its pension plans in 2019.
Expected benefit payments are as follows:

(Millions of dollars)	Pension Plans	Other Postretirement Benefits
2019	$213	$14
2020	202	14
2021	208	13
2022	209	13
2023	214	12
2024-2028	1,096	54
Investments
The Company’s primary objective is to achieve returns sufficient to meet future benefit obligations. It seeks to generate above market returns by investing in more volatile asset classes such as equities while at the same time controlling risk through diversification in non-correlated asset classes and through allocations to more stable asset classes like fixed income.
U.S. Plans
The Company’s U.S. pension plans comprise 69% of total benefit plan investments, based on September 30, 2018 market values and have a target asset mix of 40% fixed income, 28% diversifying investments and 32% equities. This mix was established based on an analysis of projected benefit payments and estimates of long-term returns, volatilities and correlations for various asset classes. The asset allocations to diversifying investments include high-yield bonds, hedge funds, real estate, infrastructure, commodities, leveraged loans and emerging markets bonds.
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

Notes to Consolidated Financial Statements — (Continued)
Becton, Dickinson and Company

The following table provides the fair value measurements of U.S. plan assets, as well as the measurement techniques and inputs utilized to measure fair value of these assets, at September 30, 2018 and 2017. The categorization of fund investments is based upon the categorization of these funds’ underlying assets.

(Millions of dollars)	Total U.S. Plan Asset Balances		Investments Measured at Net Asset Value (a)		Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
	2018	2017	2018	2017	2018	2017	2018	2017	2018	2017
Fixed Income:
Mortgage and asset-backed securities	$28	$155	$—	$—	$—	$—	$28	$155	$—	$—
Corporate bonds	484	232	—	—	101	89	383	144	—	—
Government and agency-U.S.	257	107	—	—	199	83	57	25	—	—
Government and agency-Foreign	122	98	8	12	85	63	28	22	—	—
Equity securities	536	369	360	307	176	62	—	—	—	—
Cash and cash equivalents	39	40	—	—	39	40	—	—	—	—
Other	356	252	356	217	—	34	—	—	—	—
Fair value of plan assets	$1,821	$1,254	$724	$537	$600	$371	$497	$346	$—	$—

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
International Plans
International plan assets comprise 31% of the Company’s total benefit plan assets, based on market value at September 30, 2018. Such plans have local independent fiduciary committees, with responsibility for development and oversight of investment policy, including asset allocation decisions. In making such decisions, consideration is given to local regulations, investment practices and funding rules.
The following table provides the fair value measurements of international plan assets, as well as the measurement techniques and inputs utilized to measure fair value of these assets, at September 30, 2018 and 2017.

(Millions of dollars)	Total International Plan Asset Balances		Investments Measured at Net Asset Value (a)		Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
	2018	2017	2018	2017	2018	2017	2018	2017	2018	2017
Fixed Income:
Corporate bonds	$28	$14	$—	$—	$14	$—	$14	$13	$—	$—
Government and agency-U.S.	6	5	—	—	3	1	3	3	—	—
Government and agency-Foreign	150	127	—	—	104	83	46	45	—	—
Other fixed income	96	64	—	—	63	57	33	7	—	—
Equity securities	314	256	15	13	299	242	—	—	—	—
Cash and cash equivalents	9	28	—	—	9	28	—	—	—	—
Real estate	30	26	—	—	—	—	30	26	—	—
Insurance contracts	114	98	—	—	—	—	—	—	114	98
Other	74	62	—	—	55	47	20	15	—	—
Fair value of plan assets	$821	$678	$15	$13	$546	$459	$146	$108	$114	$98

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
The following table summarizes the changes, for the years ended September 30, 2018 and 2017, in the fair value of international pension assets measured using Level 3 inputs:

(Millions of dollars)	Insurance Contracts
Balance at September 30, 2016	$102
Actual return on plan assets:
Relating to assets held at September 30, 2016	1
Purchases, sales and settlements, net	(11)
Transfers in from other categories	1
Exchange rate changes	4
Balance at September 30, 2017	$98
Actual return on plan assets:
Relating to assets held at September 30, 2017	2
Purchases, sales and settlements, net	15
Transfers in from other categories	1
Exchange rate changes	(2)
Balance at September 30, 2018	$114
Defined Contribution Plans
The Company has voluntary defined contribution plans covering eligible employees in the United States which provide for a Company match as well as a Company contribution for Bard associates and for associates hired or rehired after December 31, 2017. The cost of these plans was $89 million in 2018, $67 million in 2017 and $61 million in 2016. The 2018 increase in the cost associated with these plans is attributable to the Company's acquisition of Bard.

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
Allocation of Consideration Transferred to Net Assets Acquired
As discussed in Note 6, the majority of Bard's product offerings are reported, beginning with the second quarter of fiscal year 2018, under the Interventional segment and Bard's remaining product offerings are reported under the Company's Medical segment. The acquisition was accounted for under the acquisition method of accounting for business combinations. The Company is in the process of finalizing the allocation of the purchase price to the individual assets acquired and liabilities assumed.

Notes to Consolidated Financial Statements — (Continued)
Becton, Dickinson and Company

The preliminary allocations of the purchase price below provide a reasonable basis for estimating the fair values of assets acquired and liabilities assumed. These provisional estimates will be adjusted upon the availability of further information regarding events or circumstances which existed at the acquisition date and such adjustments may be significant. The assets acquired and liabilities assumed in this acquisition, as recorded in the Company's consolidated balance sheet at September 30, 2018, were largely allocated to the Company's new Interventional segment.

(Millions of dollars)
Cash and equivalents	$1,480
Trade receivables	472
Inventories	974
Property, plant and equipment	553
Developed technology	10,469
Customer relationships	1,146
Other assets	624
Total identifiable assets acquired	15,718

Payables, accrued expenses and other liabilities	1,276
Short term and long-term debt	1,692
Product liability and other legal reserves	2,029
Deferred tax liabilities	1,713
Total liabilities assumed	6,711

Net identifiable assets acquired	9,007

Goodwill	16,009

Net assets acquired	$25,017
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
The customer relationships assets acquired represented Bard’s relationships with its customers. The fair value of these customer relationships was determined based on the present value of projected cash flows utilizing an income approach with a risk-adjusted discount rate of 8%. The estimated weighted-average amortization period of the customer relationships was determined to be 13 years and this period corresponds with the weighted average of lives determined for the product technology which underlies the customer contracts.
Goodwill
Goodwill typically results through expected synergies from combining operations of the acquiree and the acquirer, as well as from intangible assets that do not qualify for separate recognition. The goodwill recognized as a result of this acquisition includes, among other things, the value of combining the Company's leadership in

Notes to Consolidated Financial Statements — (Continued)
Becton, Dickinson and Company

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
Amounts Related to Bard's Legal Proceedings and Claims
Accruals for Bard-related product liability and other legal matters represented approximately $2.0 billion of the liabilities assumed. Cash and equivalents include a restricted cash balance acquired which largely represents funds that are restricted for certain product liability matters assumed. Additional disclosures regarding Bard's legal proceedings and claims are provided in Note 5.
The Tax Cuts and Job Act Transition Tax
The net assets acquired included approximately $175 million of transition tax payable based on the Company’s best estimate of its transition tax liability under new U.S. tax legislation which is further discussed in Note 16.
Transaction Costs
Transaction costs related to this acquisition incurred during the years ended September 30, 2018 and 2017 were approximately $56 million and $25 million, respectively. These transaction costs were recorded as Acquisitions and other restructurings and consisted of legal, advisory and other costs. See Note 11 for discussion regarding restructuring costs incurred relative to the Bard acquisition in 2018.
Unaudited Pro Forma Information
As noted above, Bard's operating activities from the acquisition date through December 31, 2017 were not material and the Company included Bard in its consolidated results of operations beginning on January 1, 2018. Revenues in 2018 were $3 billion. Net Income in 2018 included loss attributable to Bard of $(107) million. The following table provides the pro forma results for the fiscal years 2018 and 2017 as if Bard had been acquired as of October 1, 2016.

(Millions of dollars, except per share data)
	2018	2017
Revenues	$16,947	$15,781

Net Income	$390	$1,145

Diluted Earnings per Share	$0.90	$3.60
The pro forma results above include the impact of the following adjustments, as necessary: additional amortization and depreciation expense relating to assets acquired; interest and other financing costs relating to the acquisition transaction; and the elimination of one-time or nonrecurring items. The one-time or nonrecurring items eliminated for the year ended September 30, 2018 were primarily comprised of fair value step-up adjustments of $478 million recorded relative to Bard's inventory on the acquisition date, the transaction costs discussed above, as well as certain Bard-related restructuring costs disclosed in Note 11. In addition, amounts previously reported by Bard as revenues related to a royalty income stream have been reclassified to Other income (expense), net to conform to the Company's reporting classification.
The pro forma results do not include any anticipated cost savings or other effects of the planned integration of Bard. Accordingly, the pro forma results above are not necessarily indicative of the results that would have been if the acquisition had occurred on the dates indicated, nor are the pro forma results indicative of results which may occur in the future.

Notes to Consolidated Financial Statements — (Continued)
Becton, Dickinson and Company

Other Transactions
During the fourth quarter of fiscal year 2018, the Company acquired TVA Medical, Inc., a company that develops minimally invasive vascular access solutions for patients with chronic kidney disease requiring hemodialysis. This acquisition did not materially impact the Company's consolidated financial results.
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

Notes to Consolidated Financial Statements — (Continued)
Becton, Dickinson and Company

Note 10 — Divestiture
Advanced Bioprocessing
The Company completed the sale of its Advanced Bioprocessing business in October 2018 per a definitive agreement that was signed in September 2018. Assets held for sale on the consolidated balance sheet at September 30, 2018, subject to this agreement, were approximately $137 million. Liabilities held for sale under the agreement were immaterial. The Company estimates that its gross cash proceeds received will be approximately $475 million, subject to post-closing adjustments. The historical financial results for the Advanced Bioprocessing business, which included approximately $106 million, $103 million and $95 million of revenues for the years ended September 30, 2018, 2017 and 2016, respectively, have not been classified as a discontinued operation.
Respiratory Solutions and Vyaire Medical
On October 3, 2016, the Company sold a 50.1% controlling financial interest in its Respiratory Solutions business, a component of the Medical segment, to form a venture, Vyaire Medical. The Company retained a 49.9% non-controlling interest in the new standalone entity. The Company agreed to various contract manufacturing and certain logistical and transition services agreements with the new entity for a period of up to two years after the sale. The Company accounted for its remaining interest in the new entity as an equity method investment and recorded its share of the new entity's earnings or losses on a one-quarter lag to Other income (expense), net.
In April 2018, the Company completed the sale of its remaining interest in Vyaire Medical. The Company received gross cash proceeds of approximately $435 million and recognized a pre-tax gain on the sale of approximately $303 million, which was recognized in Other income (expense), net.

Notes to Consolidated Financial Statements — (Continued)
Becton, Dickinson and Company

Note 11 — Business Restructuring Charges

In connection with the Company's acquisition of Bard, the 2015 acquisition of CareFusion and other portfolio rationalization initiatives, the Company incurred restructuring costs which were recorded as Acquisitions and other restructurings. Additional disclosures regarding these restructuring activities and the related costs are provided in Notes 7, 9 and 10. Restructuring liability activity in 2018, 2017 and 2016 was as follows:

	Employee Termination		Other		Total
(Millions of dollars)	Bard	CareFusion/Other Initiatives (a)	Bard (b)	CareFusion/Other Initiatives (c)	Bard	CareFusion/Other Initiatives
Balance at September 30, 2015	$—	$62	$—	$—	$—	$62
Charged to expense	—	81	—	445	—	526
Cash payments	—	(76)	—	(72)	—	(148)
Non-cash settlements	—	—	—	(39)	—	(39)
Other adjustments	—	—	—	(332)	—	(332)
Balance at September 30, 2016	$—	$67	$—	$2	$—	$69
Charged to expense	—	27	—	58	—	85
Cash payments	—	(45)	—	(12)	—	(57)
Non-cash settlements	—	—	—	(9)	—	(9)
Other adjustments	—	—	—	(33)	—	(33)
Balance at September 30, 2017	$—	$49	$—	$6	$—	$55
Charged to expense	136	30	156	22	292	52
Cash payments	(103)	(56)	(3)	(23)	(106)	(79)
Non-cash settlements	—	—	(153)	(1)	(153)	(1)
Other adjustments	—	—	—	—	—	—
Balance at September 30, 2018	$33	$23	$—	$4	$33	$27

(a)
Expenses in fiscal year 2016 included $40 million relating to the CareFusion acquisition as well as $13 million for employee termination costs resulting from the Company's transition of certain elements of its information technology function to an outsourced model as further disclosed below.

(b)
Expenses in 2018 represented the cost associated with the conversion of certain pre-acquisition equity awards of Bard to BD equity awards as well as costs relating to Bard’s pension plan, partially offset by a gain on the sale of the Company's soft tissue core needle biopsy product line which was recorded in the second quarter of fiscal year 2018.

(c)
Expenses in 2016 included $214 million non-cash charge to recognize the impairment of capitalized internal-use software assets held for sale upon the Company’s decision to transition certain business information systems assets to a third party. Expenses in 2016 also included non-cash impairment charges of $81 million, after-tax, relating to the Company's disposition of certain non-core businesses, including the Company's sale of a majority interest in its Respiratory Solutions business during the first quarter of fiscal year 2017, which is further discussed in Note 10.

Notes to Consolidated Financial Statements — (Continued)
Becton, Dickinson and Company

Note 12 — Intangible Assets
Intangible assets at September 30 consisted of:

	2018		2017
(Millions of dollars)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets
Developed technology	$13,966	$1,782	$3,508	$1,029
Customer relationships	4,584	861	3,393	564
Product rights	121	58	131	54
Trademarks	407	84	408	65
Patents and other	397	288	370	274
Amortized intangible assets	$19,475	$3,073	$7,811	$1,986

Unamortized intangible assets
Acquired in-process research and development	$37		$67
Trademarks	2		2
Unamortized intangible assets	$39		$69
Additional disclosures regarding the increases to the developed technology assets and customer relationships as a result of the Bard acquisition are provided in Note 9. Intangible amortization expense was $1.255 billion, $0.533 billion and $0.552 billion in 2018, 2017 and 2016, respectively. The estimated aggregate amortization expense for the fiscal years ending September 30, 2019 to 2023 are as follows: 2019 — $1.472 billion; 2020 — $1.350 billion; 2021 — $1.347 billion; 2022 — $1.338 billion; 2023 — $1.333 billion.
The following is a reconciliation of goodwill by business segment:

(Millions of dollars)	Medical	Life Sciences	Interventional	Total
Goodwill as of September 30, 2016	$6,688	$731	$—	$7,419
Acquisitions (a)	119	24	—	143
Divestiture (b)	(25)	—	—	(25)
Purchase accounting adjustments	4	—	—	4
Currency translation	16	6	—	22
Goodwill as of September 30, 2017	$6,802	$761	$—	$7,563
Acquisitions (c)	3,923	76	11,218	15,217
Divestiture (b)	—	(59)	(57)	(116)
Reallocation of goodwill for change in segment and reporting unit composition (d)	(877)	—	877	—
Purchase accounting adjustments (e)	228	(2)	732	959
Currency translation	(22)	(2)	—	(24)
Goodwill as of September 30, 2018	$10,054	$775	$12,771	$23,600

(a)	Represents goodwill recognized relative to certain acquisitions which were not material individually or in the aggregate.

(b)	Represents goodwill derecognized upon the Company's sale of certain businesses, as further discussed in Note 10.

Notes to Consolidated Financial Statements — (Continued)
Becton, Dickinson and Company

(c)
Represents goodwill primarily recognized upon the Company's acquisition of Bard in fiscal year 2018, which is further discussed in Note 9. Also includes goodwill recognized relative to certain acquisitions which were not material individually or in the aggregate.

(d)
Represents the reassignment of goodwill, determined based upon a relative fair value allocation approach, associated with the movement of certain product offerings which were previously reported in the Medical segment and which are now reported in the Interventional segment as further discussed in Note 6.

(e)
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
Foreign Currency Risks and Related Strategies
The Company has foreign currency exposures throughout Europe, Greater Asia, Canada and Latin America. Transactional currency exposures that arise from entering into transactions, generally on an intercompany basis, in non-hyperinflationary countries that are denominated in currencies other than the functional currency are mitigated primarily through the use of forward contracts and currency options. Hedges of the transactional foreign exchange exposures resulting primarily from intercompany payables and receivables are undesignated hedges. As such, the gains or losses on these instruments are recognized immediately in income. These gains and losses are largely offset by gains and losses on the underlying hedged items, as well as the hedging costs associated with the derivative instruments. The net amounts recognized in Other income (expense), net, during the years ending September 30, 2018, 2017 and 2016 were immaterial to the Company's consolidated financial results.
The total notional amounts of the Company’s outstanding foreign exchange contracts as of September 30, 2018 and 2017 were $3.1 billion and $2.5 billion, respectively.
In order to mitigate foreign currency exposure relating to its investments in certain foreign subsidiaries, the Company has designated $2.7 billion of Euro-denominated debt and $324 million of British Pound-denominated debt as net investment hedges. Accordingly, net gains or losses relating to this debt, which are attributable to changes in the foreign currencies to U.S. dollar spot exchange rates, are recorded as accumulated foreign currency translation in Other comprehensive income (loss). The Company has recorded net gains (losses) relating to these net investment hedges of $81 million and $(159) million to Accumulated other comprehensive income (loss) as of September 30, 2018 and 2017, respectively. Additional disclosures regarding the Company's issuances of the Euro-denominated debt and British Pound-denominated in fiscal year 2018 are provided in Note 15.
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

Notes to Consolidated Financial Statements — (Continued)
Becton, Dickinson and Company

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
The total notional amount of the Company’s outstanding interest rate swaps designated as fair value hedges was $1.2 billion and $375 million at September 30, 2018 and 2017, respectively. The outstanding swaps represent fixed-to-floating interest rate swap agreements the Company entered into to convert the interest payments on certain long-term notes from the fixed rate to a floating interest rate based on LIBOR. Changes in the fair value of the interest rate swaps offset changes in the fair value of the fixed rate debt. The amounts recorded during the years ended September 30, 2018 and 2017 for changes in the fair value of these hedges were immaterial to the Company's consolidated financial results.

Other Risk Exposures
The Company purchases resins, which are oil-based components used in the manufacture of certain products. Significant increases in world oil prices that lead to increases in resin purchase costs could impact future operating results. From time to time, the Company has managed price risks associated with these commodity purchases through commodity derivative forward contracts. The Company had no outstanding commodity derivative forward contracts at September 30, 2018 and 2017.
Financial Statement Effects
Effects on Consolidated Balance Sheets
The fair values of derivative instruments outstanding at September 30, 2018 and 2017 were not material to the Company's consolidated balance sheets.

Effects on Consolidated Statements of Income

The amounts recognized from other comprehensive income relating to cash flow hedges during 2018, 2017 and 2016 were not material to the Company's consolidated financial results.

Notes to Consolidated Financial Statements — (Continued)
Becton, Dickinson and Company

Note 14 — Financial Instruments and Fair Value Measurements
The Company’s institutional money market accounts permit daily redemption and the fair values of these investments are based upon the quoted prices in active markets provided by the holding financial institutions, which are considered Level 1 inputs in the fair value hierarchy. The fair values of these accounts were $228 million and $2.026 billion at September 30, 2018 and 2017, respectively. The Company’s remaining cash and equivalents, excluding restricted cash, were $913 million and $12.153 billion at September 30, 2018 and 2017, respectively. Short-term investments are held to their maturities and are carried at cost, which approximates fair value. The cash equivalents consist of liquid investments with a maturity of three months or less and the short-term investments consist of instruments with maturities greater than three months and less than one year.
Long-term debt is recorded at amortized cost. The fair value of long-term debt is measured based upon quoted prices in active markets for similar instruments, which are considered Level 2 inputs in the fair value hierarchy. The fair value of long-term debt was $18.8 billion and $19.2 billion at September 30, 2018 and 2017, respectively. The fair value of the current portion of long-term debt was $1.893 billion and $206 million at September 30, 2018 and 2017, respectively.
All other instruments measured by the Company at fair value, including derivatives and contingent consideration liabilities, are immaterial to the Company's consolidated balance sheets.
Nonrecurring Fair Value Measurements
In fiscal year 2018, the Company recorded charges of $58 million to write down the value of fixed assets, primarily in the Diabetes Care unit, as well as charges of $81 million to write down the carrying value of certain intangible and other assets in the Biosciences unit. In fiscal year 2016, the Company recorded a charge to Acquisitions and other restructurings of $214 million to impair capitalized internal-use software assets held for sale as a result of the Company's transition of certain elements of its information technology infrastructure to an outsourced model. Also in fiscal year 2016, the Company recorded losses of $81 million on the held for sale assets of certain non-core businesses. The amounts recognized in 2018 and 2016 were recorded to adjust the carrying amount of assets to the assets' fair values, which were estimated, based upon a market participant's perspective, using either Level 2 inputs, including quoted prices for similar assets, or Level 3 inputs, including values estimated using the income approach.
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

Notes to Consolidated Financial Statements — (Continued)
Becton, Dickinson and Company

Note 15 — Debt
Short-term debt
Short-term debt at September 30 consisted of:

(Millions of dollars)		2018	2017
Current portion of long-term debt
2.133% Notes due June 6, 2019		724	—
0.368% Notes due June 6, 2019	(a)	1,157	—
4.900% Notes due April 15, 2018		—	200
Term Loan Facility due September 5, 2019	(b)	710	—
Other		10	3
Total short-term debt		$2,601	$203

(a)	Includes notes issued during fiscal year 2018, as further discussed below.

(b)	Term loan facility entered into during the fourth quarter of fiscal year 2018, as further discussed below.
The weighted average interest rates for short-term debt were 1.58% and 4.90% at September 30, 2018 and 2017, respectively.

Notes to Consolidated Financial Statements — (Continued)
Becton, Dickinson and Company

Long-term debt
Long-Term Debt at September 30 consisted of:

(Millions of dollars)		2018	2017
2.133% Notes due June 6, 2019		$—	$723
0.368% Notes due June 6, 2019		—	823
2.675% Notes due December 15, 2019		1,123	1,121
2.404% Notes due June 5, 2020		998	996
3.250% Notes due November 12, 2020		699	698
Floating Rate Notes due December 29, 2020	(a)	996	—
3.125% Notes due November 8, 2021		990	1,003
2.894% Notes due June 6, 2022		1,793	1,791
Floating Rate Notes due June 6, 2022		498	497
1.000% Notes due December 15, 2022		576	586
3.300% Notes due March 1, 2023		296	296
1.401% Notes due May 24, 2023	(a)	346	—
3.875% Notes due May 15, 2024		182	182
3.363% Notes due June 6, 2024		1,738	1,736
3.734% Notes due December 15, 2024		1,368	1,367
3.020% Notes due May 24, 2025	(a)	324	—
6.700% Notes due December 1, 2026	(b)	177	—
1.900% Notes due December 15, 2026		575	585
3.700% Notes due June 6, 2027		2,383	2,381
7.000% Debentures due August 1, 2027		156	166
6.700% Debentures due August 1, 2028		154	164
6.000% Notes due May 15, 2039		246	246
5.000% Notes due November 12, 2040		296	296
4.875% Notes due May 15, 2044		331	331
4.685% Notes due December 15, 2044		1,159	1,189
4.669% Notes due June 6, 2047		1,484	1,484
Other long-term debt		8	3
Total Long-Term Debt		$18,894	$18,667

(a)	Includes notes issued during fiscal year 2018, as further discussed below.

(b)	Includes notes assumed in connection with the Company's acquisition of Bard, as further discussed below.
The aggregate annual maturities of debt including interest during the fiscal years ending September 30, 2019 to 2023 are as follows: 2019 — $3.3 billion; 2020 — $2.8 billion; 2021 — $2.3 billion; 2022 — $3.8 billion; 2023 — $1.7 billion.
Other current credit facilities
In connection with the Company's agreement to acquire Bard, the Company entered into a three-year senior unsecured term loan facility of $2.25 billion during the third quarter of fiscal year 2017. During the first quarter of fiscal year 2018, the proceeds from this facility were used to fund a portion of the cash consideration for the Bard acquisition, as well as the fees and expenses incurred in connection with the acquisition. In September 2018, the Company entered into a 364-day $750 million senior unsecured term loan facility. The Company used $230 million of proceeds drawn from this facility in September 2018 to repay all borrowings

Notes to Consolidated Financial Statements — (Continued)
Becton, Dickinson and Company

outstanding under the three-year term loan facility discussed above.  Borrowings outstanding under the new, 364-day term loan facility were $710 million at September 30, 2018.  The Company also entered into a five-year senior unsecured revolving credit facility in the third quarter of fiscal year 2017 which became effective upon the closing of the Bard acquisition and which provides borrowing of up to $2.25 billion. This facility will expire in December 2022 and replaced the $1.5 billion syndicated credit facility the Company previously had in place for general corporate purposes. Under the new revolving facility, the Company will be able to issue up to $100 million in letters of credit under this new revolving credit facility and it also includes a provision that enables the Company, subject to additional commitments made by the lenders, to access up to an additional $500 million in financing through the facility for a maximum aggregate commitment of $2.75 billion. There were no borrowings outstanding under the revolving credit facility at September 30, 2018.  In addition, the Company has informal lines of credit outside of the United States.
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
2018 Debt-Related Transactions
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

Notes to Consolidated Financial Statements — (Continued)
Becton, Dickinson and Company

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
During the third quarter of 2017 and in connection with the Company's acquisition of Bard, as previously discussed in Note 9, the Company issued senior unsecured U.S. notes with an aggregate principal amount of $9.675 billion. Also during the third quarter of 2017, the Company issued Euro-denominated debt consisting of 700 million Euros of 0.368% Notes due June 6, 2019.
Also in 2017, the Company redeemed all or a portion of the aggregate principal amounts of certain of its long-term senior notes outstanding, totaling $1.717 billion, at an aggregate market price of $1.776 billion. The carrying value of these long-term notes was $1.745 billion and the Company recognized a loss on this debt extinguishment of $31 million, which was recorded in June 2017 as Other income (expense), net, on the Company’s consolidated statements of income.
Capitalized interest
The Company capitalizes interest costs as a component of the cost of construction in progress. A summary of interest costs and payments for the years ended September 30 is as follows:

(Millions of dollars)	2018	2017	2016
Charged to operations	$706	$521	$388
Capitalized	42	32	30
Total interest costs	$748	$553	$418
Interest paid, net of amounts capitalized	$674	$435	$392

Note 16 — Income Taxes
New U.S. Tax Legislation
New U.S. tax legislation, which is commonly referred to as the Tax Cuts and Job Act (the "Act") and which was enacted on December 22, 2017, reduces the U.S. federal corporate tax rate from 35% to 21%, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred, and creates new taxes on certain foreign-sourced earnings. Under U.S. generally accepted accounting principles, companies must account for the effects of changes in income tax rates and laws

Notes to Consolidated Financial Statements — (Continued)
Becton, Dickinson and Company

in the period in which the legislation is enacted. However, the U.S. Securities and Exchange Commission (the "SEC") has provided guidance which allows companies to report financial results including provisional amounts that have been recorded for the income tax effects of the Act based upon a reasonable estimate of those effects. The SEC expects that accounting for the Act should be completed by companies by no later than one year from the enactment date of the Act.
As of September 30, 2018, the Company has not completed its accounting for the tax effects of enactment of the Act; however, the Company has made what it believes is a reasonable estimate of the effects on the remeasurement of U.S. deferred tax balances, the one-time transition tax, and the taxes accrued relating to the change in permanent reinvestment assertion for unremitted earnings of its foreign subsidiaries. As a result of these estimates, the Company recognized a provisional expense in the amount of $640 million, which is reflected in the Company's consolidated statement of income within Income tax provision. The Company also recorded a charge, which is further discussed below, relating to historic unremitted foreign earnings as of September 30, 2018.
The Company will continue to gather information and perform additional analysis on these estimates, including, but not limited to, the amount of earnings and profits subject to the transition tax, the calculation of foreign tax credits, the local tax treatment of future distributions of unremitted earnings and the remeasurement of U.S. deferred taxes. Any measurement period adjustments will be reported as a component of Income tax provision in the reporting period the amounts are determined. The final accounting will be completed no later than one year from the enactment of the Act.
The Company is currently in the process of evaluating the new Global Intangible Low-Taxed Income’s ("GILTI") provisions and has not yet elected an accounting policy regarding whether to record deferred taxes related to GILTI. Therefore, the Company has not made any adjustments related to the GILTI tax in its financial statements.  Under the SEC guidance noted above, the Company will continue to analyze and assess the effects of the GILTI provisions of the Act.
Provisional Amounts
The Company believes that all provisional amounts reflected in its financial statements are based on the best estimates that can be made at this time. The Company will continue to analyze all impacts of the Act and will update provisional amounts as required.
Deferred tax assets and liabilities
The Company remeasured certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21%. However, the Company is still analyzing certain aspects of the Act and refining its calculations, which could potentially affect the measurement of these balances or potentially give rise to new deferred tax amounts. The Company recorded a provisional tax benefit of $182 million related to the re-measurement of the Company's deferred tax balances.
Foreign tax effects
The one-time transition tax is based on the Company's total post-1986 earnings and profits ("E&P") that the Company previously deferred from U.S. income taxes. The Company recorded a provisional amount for its one-time transition tax liability for all of its foreign subsidiaries, resulting in an increase in income tax expense of $822 million. However, the Company has not yet completed its calculation of the total post-1986 E&P for these foreign subsidiaries. Further, the transition tax is based in part on the amount of those earnings held in cash and other specified assets. This amount may change when the Company finalizes the calculation of post-1986 foreign E&P previously deferred from U.S. federal taxation and finalizes the amounts held in cash or other specified assets. As discussed in Note 9, the Company completed its acquisition of Bard on December 29, 2017. The net assets acquired included approximately $175 million of transition tax payable based on the Company's best estimate of its transition tax liability. The combined company's transition tax liability, 8% of which is payable per year over the next five years with the balance payable over the following three years, is approximately $1 billion. The anticipated payment of this tax is expected to begin on January 15, 2019.

Notes to Consolidated Financial Statements — (Continued)
Becton, Dickinson and Company

The Company has historically asserted indefinite reinvestment of the earnings of certain non-U.S. subsidiaries outside the United States. The Act eliminated certain material tax effects on the repatriation of cash to the United States. Future repatriation of cash and other property held by our foreign subsidiaries will generally not be subject to U.S. federal income tax. As a result, after reevaluation of the permanent reinvestment assertion, the Company is no longer permanently reinvested with respect to its historic unremitted foreign earnings as of September 30, 2018. As a result of the change in the assertion, during fiscal 2018, the Company recorded a charge of $134 million to Income tax provision related to historic unremitted foreign earnings as of September 30, 2018.
Provision for Income Taxes
The provision for income taxes the years ended September 30 consisted of:

(Millions of dollars)	2018	2017	2016
Current:
Federal	$665	$(230)	$312
State and local, including Puerto Rico	73	(20)	17
Foreign	387	200	286
	$1,124	$(50)	$616
Deferred:
Domestic	$(201)	$(64)	$(441)
Foreign	(61)	(10)	(78)
	(262)	(74)	(519)
Income tax provision (benefit)	$862	$(124)	$97
The components of Income Before Income Taxes for the years ended September 30 consisted of:

(Millions of dollars)	2018	2017	2016
Domestic, including Puerto Rico	$(135)	$(386)	$(232)
Foreign	1,308	1,362	1,306
Income Before Income Taxes	$1,173	$976	$1,074
Unrecognized Tax Benefits
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

(Millions of dollars)	2018	2017	2016
Balance at October 1	$349	$469	$593
Increase due to acquisitions	140	—	—
Increase due to current year tax positions	43	41	81
Increase due to prior year tax positions	43	19	10
Decreases due to prior year tax positions	—	(30)	(3)
Decrease due to settlements with tax authorities	(29)	(145)	(147)
Decrease due to lapse of statute of limitations	(3)	(5)	(65)
Balance at September 30	$543	$349	$469
Upon the Company's acquisition of CareFusion in 2015, the Company became a party to a tax matters agreement with Cardinal Health resulting from Cardinal Health's spin-off of CareFusion in fiscal year 2010. Under the tax matters agreement, the Company is obligated to indemnify Cardinal Health for certain tax

Notes to Consolidated Financial Statements — (Continued)
Becton, Dickinson and Company

exposures and transaction taxes prior to CareFusion’s spin-off from Cardinal Health. The indemnification payable is approximately $140 million at September 30, 2018 and is included in Deferred Income Taxes and Other on the consolidated balance sheet.
At September 30, 2018, 2017 and 2016, there are $632 million, $415 million and $478 million of unrecognized tax benefits that if recognized, would affect the effective tax rate. During the fiscal years ended September 30, 2018, 2017 and 2016, the Company reported interest and penalties associated with unrecognized tax benefits of $20 million, $57 million and $(38) million on the consolidated statements of income as a component of Income tax provision. The Company conducts business and files tax returns in numerous countries and currently has tax audits in progress in a number of tax jurisdictions. The IRS has completed its audit for the BD Legacy fiscal year 2014 and combined company fiscal years 2016 and 2017. For the BD legacy business, all years are effectively settled with the exception of 2015 for which the Company believes it is adequately reserved for any potential exposures. The IRS is currently examining the CareFusion legacy fiscal year 2014 and short period 2015. With the exception of the CareFusion legacy fiscal year 2010 audit, all other periods are at various stages of appeals or protests. With regard to Bard, all examinations have been completed through calendar year 2014. The IRS has commenced the examination of calendar years 2015 and 2016. For the other major tax jurisdictions where the Company conducts business, tax years are generally open after 2012.
Deferred Income Taxes
Deferred income taxes at September 30 consisted of:

	2018		2017
(Millions of dollars)	Assets	Liabilities	Assets	Liabilities
Compensation and benefits	$458	$—	$618	$—
Property and equipment	—	253	—	244
Intangibles	—	2,948	—	1,584
Loss and credit carryforwards	1,290	—	1,098	—
Other	707	384	531	164
	2,455	3,585	2,247	1,992
Valuation allowance	(1,181)	—	(1,032)	—
Net (a)	$1,275	$3,585	$1,216	$1,992

(a)	Net deferred tax assets are included in Other Assets and net deferred tax liabilities are included in Deferred Income Taxes and Other on the consolidated balance sheets.
Deferred tax assets and liabilities are netted on the balance sheet by separate tax jurisdictions. Deferred taxes have been provided on undistributed earnings of foreign subsidiaries as of September 30, 2018.
Generally, deferred tax assets have been established as a result of net operating losses and credit carryforwards with expiration dates from 2019 to an unlimited expiration date. Valuation allowances have been established as a result of an evaluation of the uncertainty associated with the realization of certain deferred tax assets on these losses and credit carryforwards. The valuation allowance for 2018 is primarily the result of foreign losses due to the Company’s global re-organization of its foreign entities and these generally have no expiration date. Valuation allowances are also maintained with respect to deferred tax assets for certain federal and state carryforwards that may not be realized and that principally expire in 2038.

Notes to Consolidated Financial Statements — (Continued)
Becton, Dickinson and Company

Tax Rate Reconciliation
A reconciliation of the federal statutory tax rate to the Company’s effective income tax rate was as follows:

	2018	2017	2016
Federal statutory tax rate	24.5%	35.0%	35.0%
New U.S. tax legislation (see discussion above)	54.6	—	—
State and local income taxes, net of federal tax benefit	0.8	(2.6)	1.5
Effect of foreign and Puerto Rico earnings and foreign tax credits	7.3	(40.8)	(23.7)
Effect of Research Credits and Domestic Production Activities	(2.8)	(2.7)	(4.4)
Effect of change in accounting for excess tax benefit relating to share-based compensation (see Note 2)	(6.7)	(7.9)	—
Effect of gain on divestitures	1.3	—	—
Effect of uncertain tax position	3.3	—	—
Effect of valuation allowance release	(4.8)	—	—
Effect of application for change in accounting method	(4.5)	—	—
Effect of nondeductible compensation	1.6	—	—
Other, net	(1.1)	6.3	0.7
Effective income tax rate	73.5%	(12.7)%	9.1%
Tax Holidays and Payments
The approximate amounts of tax reductions related to tax holidays in various countries in which the Company does business were $101 million, $144 million and $121 million, in 2018, 2017 and 2016, respectively. The benefit of the tax holiday on diluted earnings per share was approximately $0.38, $0.64 and $0.56 for fiscal years 2018, 2017 and 2016, respectively. The tax holidays expire at various dates through 2028.
The Company made income tax payments, net of refunds, of $235 million in 2018, $265 million in 2017 and $218 million in 2016.

Notes to Consolidated Financial Statements — (Continued)
Becton, Dickinson and Company

Note 17 — Sales-Type Leases and Financing Receivables
In April 2017, in conjunction with the implementation of a new “go-to-market” business model for the Company's U.S. dispensing business within the Medication Management Solutions (“MMS”) unit of the Medical segment, the Company amended the terms of certain customer leases for dispensing equipment within the MMS unit. The modification provided customers the ability to reduce its dispensing asset base via a return provision, resulting in a more flexible lease term. Prior to the modification, these leases were accounted for as sales-type leases in accordance with Accounting Standards Codification Topic 840, "Leases", as the non-cancellable lease term of 5 years exceeded 75% of the equipment’s estimated useful life and the present value of the minimum lease payments exceeded 90% of the equipment’s fair value. As a result of the lease modification, the Company was required to reassess the classification of the leases due to the amended lease term. Accordingly, most amended lease contracts were classified as operating leases beginning in April 2017. The change in lease classification resulted in a pre-tax charge to earnings in fiscal year 2017 of $748 million, which was recorded in Other operating expense, net. Beginning April 1, 2017, revenue associated with these modified contracts has been recognized on a straight-line basis over the remaining lease term, along with depreciation on the reinstated leased assets.
The Company's consolidated financial results in 2018 and 2017 were not materially impacted by the financing receivables remaining subsequent to the lease modification discussed above.

Note 18 — Supplemental Financial Information
Other Income (Expense), Net

(Millions of dollars)	2018	2017	2016
Losses on debt extinguishment (a)	$(16)	$(73)	$—
Vyaire Medical-related amounts (b)	288	(3)	—
Other equity investment income	8	3	8
Losses on undesignated foreign exchange derivatives, net	(14)	(11)	(3)
Royalty income (c)	51	—	—
Gains on previously held investments (d)	—	24	—
Other	—	3	7
Other income (expense), net	$318	$(57)	$11

(a)	Represents losses recognized upon our repurchase and extinguishment of certain senior notes, as further discussed in Note 15.

(b)
Represents amounts related to the Company’s 2017 divestiture of a controlling interest in its former Respiratory Solutions business and the subsequent sale in 2018 of the remaining ownership interest. The amount in 2018 includes the gain on the sale of the remaining non-controlling interest and transition services agreement income, net of the Company's share of equity investee results. The amount in 2017 represents the Company’s share of equity investee results, net of transition services agreement income. Additional disclosures regarding these divestiture transactions are provided in Note 10 in the Notes to Consolidated Financial Statements.

(c)	Represents the royalty income stream acquired in the Bard transaction, net of non-cash purchase accounting amortization. The royalty income stream was previously reported by Bard as revenues.

(d)	Represents an acquisition-date accounting gain related to a previously-held equity method investment in an entity the Company acquired.

Notes to Consolidated Financial Statements — (Continued)
Becton, Dickinson and Company

Trade Receivables, Net
The amounts recognized in 2018, 2017 and 2016 relating to allowances for doubtful accounts and cash discounts, which are netted against trade receivables, are provided in the following table:

(Millions of dollars)	Allowance for Doubtful Accounts		Allowance for Cash Discounts	Total
Balance at September 30, 2015	$53		$9	$62
Additions charged to costs and expenses	23		37	60
Deductions and other	(14)	(a)	(40)	(55)
Balance at September 30, 2016	$61		$6	$67
Additions charged to costs and expenses	25		43	68
Deductions and other	(32)	(a)	(45)	(76)
Balance at September 30, 2017	$54		$4	$58
Additions charged to costs and expenses	31		58	89
Deductions and other	(11)	(a)	(50)	(61)
Balance at September 30, 2018	$75		$12	$86

(a)	Accounts written off.
Inventories
Inventories at September 30 consisted of:

(Millions of dollars)	2018	2017
Materials	$510	$313
Work in process	297	271
Finished products	1,644	1,234
	$2,451	$1,818

The Company acquired $974 million of inventories in the Bard transaction which is further discussed in Note 9.
Property, Plant and Equipment, Net
Property, Plant and Equipment, Net at September 30 consisted of:

(Millions of dollars)	2018	2017
Land	$173	$146
Buildings	2,724	2,496
Machinery, equipment and fixtures	7,405	6,584
Leasehold improvements	182	163
	10,485	9,389
Less accumulated depreciation and amortization	5,111	4,752
	$5,375	$4,638

The Company acquired $553 million of property, plant and equipment assets, which largely consisted of machinery, equipment and fixtures, in the Bard transaction.

Becton, Dickinson and Company

SUPPLEMENTARY QUARTERLY DATA (UNAUDITED)

Millions of dollars, except per share amounts	2018
	1st	2nd	3rd	4th	Year
Revenues	$3,080	$4,222	$4,278	$4,402	$15,983
Gross Profit	1,550	1,604	2,017	2,091	7,262
Net (Loss) Income	(136)	(12)	594	(135)	311
(Loss) earnings per Share: (a)
Basic	(0.76)	(0.19)	2.08	(0.64)	0.62
Diluted	(0.76)	(0.19)	2.03	(0.64)	0.60

	2017
	1st	2nd	3rd	4th	Year
Revenues	$2,922	$2,969	$3,035	$3,166	$12,093
Gross Profit	1,452	1,432	1,504	1,554	5,942
Net Income (Loss)	562	344	(132)	327	1,100
Earnings (loss) per Share: (a)
Basic	2.64	1.61	(0.75)	1.27	4.70
Diluted	2.58	1.58	(0.75)	1.24	4.60

(a)
Earnings per share amounts are calculated from the underlying whole-dollar amounts. The sums of basic and diluted earnings per share for the quarters of 2018 and 2017 do not equal year-to-date amounts due to the impacts of shares issued during these fiscal years, in connection with the Bard acquisition, on the weighted average common shares included in the calculations of basic and diluted earnings per share. Additional disclosures regarding shares issued related to the Bard acquisition are provided in Notes 3 and 9.

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.
Item 9A.    Controls and Procedures.
An evaluation was conducted by BD’s management, with the participation of BD’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of BD’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of September 30, 2018. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were, as of the end of the period covered by this report, effective and designed to ensure that material information relating to BD and its consolidated subsidiaries would be made known to them by others within these entities.
On December 29, 2017, BD completed the acquisition of Bard. While BD has extended its oversight and monitoring processes that support our internal control over financial reporting, as well as its disclosure controls and procedures, we continue to integrate the acquired operations of Bard. As such, we have excluded Bard from our evaluation of internal control over financial reporting. This exclusion is in accordance with the U.S. Securities and Exchange Commission's general guidance that a recently acquired business may be omitted from the assessment scope for up to one year from the date of acquisition. Bard is a wholly-owned subsidiary with total assets that represented approximately 5% of BD's consolidated total assets at September 30, 2018 and total revenues that represented approximately 19% of BD's consolidated revenues for fiscal year 2018.

There were no changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2018 identified in connection with the above-referenced evaluation that have materially affected, or are reasonably likely to materially affect, BD’s internal control over financial reporting.
Management’s Report on Internal Control Over Financial Reporting and the Report of Independent Registered Public Accounting Firm are contained in Item 8, Financial Statements and Supplementary Data, and are incorporated herein by reference.

Item 9B.    Other Information.
None.
PART III
Item 10.    Directors, Executive Officers and Corporate Governance.
The information relating to directors and the Audit Committee of the BD Board of Directors required by this item will be contained under the captions “Proposal 1. Election of Directors” and “Board of Directors - Committee membership and function - Audit Committee” in a definitive proxy statement involving the election of directors, which the registrant will file with the SEC not later than 120 days after September 30, 2018 (the “2018 Proxy Statement”), and such information is incorporated herein by reference.
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
Item 11.    Executive Compensation.
The information required by this item will be contained under the captions “Compensation Discussion and Analysis,” “Report of the Compensation and Management Development Committee,” “Compensation of Named Executive Officers”, “Board of Directors - Non‑management directors’ compensation,” and “CEO Pay Ratio" in BD’s 2018 Proxy Statement, and such information is incorporated herein by reference.
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
PART IV

Item 15.    Exhibits, Financial Statement Schedules.

(a)(1)	Financial Statements
The following consolidated financial statements of BD are included in Item 8 of this report:

•	Reports of Independent Registered Public Accounting Firm

•	Consolidated Statements of Income — Years ended September 30, 2018, 2017 and 2016

•	Consolidated Statements of Comprehensive Income — Years ended September 30, 2018, 2017 and 2016

•	Consolidated Balance Sheets — September 30, 2018 and 2017

•	Consolidated Statements of Cash Flows — Years ended September 30, 2018, 2017 and 2016

•	Notes to Consolidated Financial Statements

(2)	Financial Statement Schedules
See Note 18 to the Consolidated Financial Statements included in Item 8, Financial Statements and Supplementary Data.

(3)	Exhibits
See the Exhibit Index beginning on page 104 hereof for a list of all management contracts, compensatory plans and arrangements required by this item, and all other Exhibits filed or incorporated by reference as a part of this report.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
BECTON, DICKINSON AND COMPANY

By:	/s/ GARY DEFAZIO
Gary DeFazio
Senior Vice President and Corporate Secretary
Dated: November 21, 2018
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on the 21st day of November, 2018 by the following persons on behalf of the registrant and in the capacities indicated.

Name	Capacity

/S/ VINCENT A. FORLENZA	Chairman and Chief Executive Officer
Vincent A. Forlenza	(Principal Executive Officer)

/S/ CHRISTOPHER R. REIDY	Executive Vice President, Chief Financial Officer
Christopher R. Reidy	and Chief Administrative Officer
(Principal Financial Officer)

/S/ CHARLES R. BODNER	Senior Vice President, Corporate Finance,
Charles R. Bodner	and Chief Accounting Officer
(Principal Accounting Officer)

Catherine M. Burzik*	Director

R. Andrew Eckert*	Director

Claire M. Fraser*	Director

Jeffrey W. Henderson*	Director

Christopher Jones*	Director

Marshall O. Larsen*	Director

Gary A. Mecklenburg*	Director

Name	Capacity

David F. Melcher*	Director

Willard J. Overlock, Jr.*	Director

Claire Pomeroy*	Director

Rebecca W. Rimel*	Director

Timothy M. Ring*	Director

Bertram L. Scott*	Director

*By:	/s/ GARY DEFAZIO
Gary DeFazio
Attorney-in-fact

EXHIBIT INDEX

Exhibit Number	Description	Method of Filing
2(a)	Agreement and Plan of Merger, dated as of April 23, 2017, among C.R. Bard, Inc., Becton, Dickinson and Company and Lambda Corp. +	Incorporated by reference to Exhibit 2.1 to the registrant’s Current Report on Form 8-K filed on April 24, 2017.
2(b)	Amendment No. 1, dated July 28, 2017, to the Agreement and Plan of Merger, dated as of April 23, 2017, among C.R. Bard, Inc., Becton, Dickinson and Company and Lambda Corp.	Incorporated by reference to Exhibit 2.1 to the registrant’s Current Report on Form 8-K filed on July 28, 2017.
3(a)(i)	Restated Certificate of Incorporation, dated as of January 29, 2013.	Incorporated by reference to Exhibit 3(a) to the registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2013.
3(a)(ii)	Certificate of Amendment of the Restated Certificate of Incorporation, filed with the State of New Jersey Department of Treasury and effective May 15, 2017.	Incorporated by reference to Exhibit 4.1 to the registrant’s registration statement on Form 8-A filed on May 16, 2017.
3(b)	By-Laws, as amended and restated as of April 24, 2018.	Incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed on April 25, 2018.
4(a)	Indenture, dated as of March 1, 1997, between the registrant and The Bank of New York Mellon Trust Company, N.A. (as successor to JPMorgan Chase Bank)	Incorporated by reference to Exhibit 4(a) to Form 8-K filed by the registrant on July 31, 1997
4(b)	Form of 7% Debentures due August 1, 2027.	Incorporated by reference to Exhibit 4(d) of the registrant’s Current Report on Form 8-K filed on July 31, 1997.
4(c)	Form of 6.70% Debentures due August 1, 2028.	Incorporated by reference to Exhibit 4(d) of the registrant’s Current Report on Form 8-K filed on July 29, 1999.
4(d)	Form of 6.00% Notes due May 15, 2039.	Incorporated by reference to Exhibit 4.2 of the registrant's Current Report on Form 8-K filed on May 13, 2009.
4(e)	Form of 3.25% Notes due November 12, 2020.	Incorporated by reference to Exhibit 4.1 of the registrant’s Current Report on Form 8-K filed on November 12, 2010.
4(f)	Form of 5.00% Notes due November 12, 2040.	Incorporated by reference to Exhibit 4.2 of the registrant’s Current Report on Form 8-K filed on November 12, 2010.
4(g)	Form of 3.125% Notes due November 8, 2021.	Incorporated by reference to Exhibit 4.2 of the registrant’s Current Report on Form 8-K filed on November 8, 2011.
4(h)	Form of 2.675% Notes due December 15, 2019.	Incorporated by reference to Exhibit 4.3 of the registrant’s Current Report on Form 8-K filed on December 15, 2014.
4(i)	Form of 3.734% Notes due December 15, 2024.	Incorporated by reference to Exhibit 4.4 of the registrant’s Current Report on Form 8-K filed on December 15, 2014.

Exhibit Number	Description	Method of Filing
4(j)	Form of 4.685% Notes due December 15, 2044.	Incorporated by reference to Exhibit 4.5 of the registrant’s Current Report on Form 8-K filed on December 15, 2014.
4(k)	Form of 3.300% Senior Notes due March 1, 2023.	Incorporated by reference to Exhibit 4.4 of the registrant’s Current Report on Form 8-K filed on April 29, 2015.
4(l)	Form of 3.875% Senior Notes due May 15, 2024.	Incorporated by reference to Exhibit 4.5 of the registrant’s Current Report on Form 8-K filed on April 29, 2015.
4(m)	Form of 4.875% Senior Notes due May 15, 2044.	Incorporated by reference to Exhibit 4.6 of the registrant’s Current Report on Form 8-K filed on April 29, 2015.
4(n)	Form of 4.90% Notes due April 15, 2018.	Incorporated by reference to Exhibit 4(i) of the registrant's Annual Report on form 10-K for the fiscal year ended September 30, 2016.
4(o)	Form of 1.000% Notes due December 15, 2022.	Incorporated by reference to Exhibit 4.1 of the registrant's Current Report on Form 8-K filed on December 9, 2016.
4(p)	Form of 1.900% Notes due December 15, 2026.	Incorporated by reference to Exhibit 4.2 of the registrant's Current Report on Form 8-K filed on December 9, 2016.
4(q)	Form of 2.133% Notes due June 6, 2019.	Incorporated by reference to Exhibit 4.1 of the registrant’s Current Report on Form 8-K filed on June 6, 2017.
4(r)	Form of 2.404% Notes due June 5, 2020.	Incorporated by reference to Exhibit 4.2 of the registrant’s Current Report on Form 8-K filed on June 6, 2017.
4(s)	Form of 2.894% Notes due June 6, 2022.	Incorporated by reference to Exhibit 4.3 of the registrant’s Current Report on Form 8-K filed on June 6, 2017.
4(t)	Form of Floating Rate Notes due June 6, 2022.	Incorporated by reference to Exhibit 4.4 of the registrant’s Current Report on Form 8-K filed on June 6, 2017.
4(u)	Form of 3.363% Notes due June 6, 2024.	Incorporated by reference to Exhibit 4.5 of the registrant’s Current Report on Form 8-K filed on June 6, 2017.
4(v)	Form of 3.700% Notes due June 6, 2027.	Incorporated by reference to Exhibit 4.6 of the registrant’s Current Report on Form 8-K filed on June 6, 2017.
4(w)	Form of 4.669% Notes due June 6, 2047.	Incorporated by reference to Exhibit 4.7 of the registrant’s Current Report on Form 8-K filed on June 6, 2017.
4(x)	Form of Certificate for the 6.125% Mandatory Convertible Preferred Stock, Series A.	Incorporated by reference to Exhibit 4.2 to the registrant’s registration statement on Form 8-A filed on May 16, 2017.

Exhibit Number	Description	Method of Filing
4(y)
Deposit Agreement, dated as of May 16, 2017, among Becton, Dickinson and Company and Computershare Inc. and Computershare Trust Company, N.A., acting jointly as depositary and Computershare Trust company, N.A., acting as Registrar and Transfer Agent, on behalf of the holders from time to time of the depositary receipts described therein.
Incorporated by reference to Exhibit 4.3 to the registrant’s registration statement on Form 8-A filed on May 16, 2017.
4(z)	Form of Depositary Receipt for the Depositary Shares.	Incorporated by reference to Exhibit 4.4 to the registrant’s registration statement on Form 8-A filed on May 16, 2017.
4(aa)	Registration Rights Agreement, dated as of December 29, 2017, between Becton, Dickinson and Company and Citigroup Global Markets Inc.	Incorporated by reference to Exhibit 4.1 of the registrant's Current Report on Form 8-K filed on December 29, 2017.
4(bb)	Form of 6.700% Notes due December 1, 2026.	Incorporated by reference to Exhibit 4.4 of the registrant's Current Report on Form 8-K filed on December 29, 2017.
4(cc)	Indenture, dated as of December 1, 1996 between C.R. Bard, Inc. and The Bank of New York Mellon Trust Company, N.A., a national banking association, as trustee.	Incorporated by reference to Exhibit 4.1 to C.R. Bard, Inc.'s Registration Statement on Form S-3 (File No. 333-05997).
4(dd)	First Supplemental Indenture, dated May 18, 2017, between C. R. Bard, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee.	Incorporated by reference to Exhibit 4.2 of the Current Report on Form 8-K of C.R. Bard, Inc. filed on May 23, 2017.
4(ee)	Form of 0.368% Notes due June 6, 2019.	Incorporated by reference to Exhibit 4.1 of the registrant's Current Report on Form 8-K filed on February 22, 2018.
4(ff)	Form of Floating Rate Notes due December 29, 2020.	Incorporated by reference to Exhibit 4.1 of the registrant's Current Report on Form 8-K filed on March 1, 2018.
4(gg)	Form of 1.401% Notes due May 24, 2023.	Incorporated by reference to Exhibit 4.1 of the registrant's Current Report on Form 8-K filed on May 24, 2018.
4(hh)	Form of 3.02% Notes due May 24, 2025.	Incorporated by reference to Exhibit 4.2 of the registrant's Current Report on Form 8-K filed on May 24, 2018.
10(a)(i)	Form of Employment Agreement with executive officers relating to employment following a change of control of the registrant (with tax reimbursement provisions).*	Incorporated by reference to Exhibit 10(a) to the registrant’s Quarterly Report on Form 10-Q for the period ended December 31, 2008.
10(a)(ii)	Form of Employment Agreement with executive officers relating to employment following a change of control of the registrant (without tax reimbursement provisions).*	Incorporated by reference to Exhibit 10(a)(ii) to the registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2013.
10(b)	Stock Award Plan, as amended and restated as of January 31, 2006.*	Incorporated by reference to Exhibit 10(a) to the registrant’s Quarterly Report on Form 10-Q for the period ended December 31, 2005.

Exhibit Number	Description	Method of Filing
10(c)	Performance Incentive Plan, as amended and restated January 24, 2017.*	Incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2017.
10(d)	Deferred Compensation and Retirement Benefit Restoration Plan, as amended and restated as of January 1, 2018.*	Filed with this report.
10(e)	1996 Directors’ Deferral Plan, as amended and restated as of November 25, 2014.*	Incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on December 2, 2014.
10(f)	Amended and Restated Aircraft Time Sharing Agreement between Becton, Dickinson and Company and Vincent A. Forlenza dated as of March 21, 2012.*	Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on March 27, 2012.
10(g)(i)	2004 Employee and Director Equity-Based Compensation Plan, as amended and restated as of January 26, 2016.*	Incorporated by reference to Exhibit 10 to the registrant’s Current Report on Form 8-K filed on January 29, 2016.
10(g)(ii)	Terms of Awards under 2004 Employee and Director Equity-Based Compensation Plan and Stock Award Plan.*	Incorporated by reference to Exhibit 10(g)(ii) to the registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2016.
10(h)	Five-Year Credit Agreement, dated January 29, 2016 among the registrant and the banks named therein (term has been extended to January 24, 2022).	Incorporated by reference to Exhibit 10 to the registrant’s Current Report on Form 8-K filed on February 4, 2016.
10(i)	Form of Commercial Paper Dealer Agreement.	Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on January 6, 2015.
10(j)	Tax Matters Agreement, dated August 31, 2009, by and between Cardinal Health, Inc. and CareFusion Corporation.	Incorporated by reference to Exhibit 10.3 to Cardinal Health, Inc.’s Current Report on Form 8-K filed on September 4, 2009.
10(k)	Letter of Understanding dated March 28, 2016 between Becton, Dickinson and Company and Alexandre Conroy.*	Incorporated by reference to Exhibit 10 to the registrant’s Quarterly Report on Form 10-Q for the period ended December 31, 2016.
10(l)	Three-Year Term Loan Agreement, dated as of May 12, 2017, by and among Becton, Dickinson and Company, the lenders party thereto, and Citibank, N.A., as administrative agent.	Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed May 16, 2017.
10(m)	Credit Agreement, dated as of May 12, 2017, by and among Becton, Dickinson and Company, the banks and issuers of letters of credit party thereto and Citibank, N.A., as administrative agent.	Incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed May 16, 2017.
10(n)	364-Day Term Loan Agreement, dated as of September 6, 2018, among Becton, Dickinson and Company, the banks named therein and Wells Fargo Bank, National Association, as administrative agent.	Incorporated by reference to Exhibit 10 to the registrant’s Current Report on Form 8-K filed September 13, 2018.
10(o)	Term sheet, dated August 25, 2017, between the registrant and Samrat Khichi.*	Filed with this report.

Exhibit Number	Description	Method of Filing
10(p)	C. R. Bard, Inc. Supplemental Executive Retirement Plan, dated as of July 13, 1988.*	Incorporated by reference to Exhibit 10p of the C.R. Bard, Inc. Annual Report on Form 10-K for the fiscal year ending December 31, 1993.
10(q)	Supplemental Insurance/Retirement Plan Agreement (as Amended and Restated) between C.R. Bard, Inc. and its executive officers.*	Incorporated by reference to Exhibit 10be of the C.R. Bard, Inc. Quarterly Report on Form 10-Q for the period ending September 30, 2005.
10(r)	2005 Directors’ Stock Award Plan of C. R. Bard, Inc. (as Amended and Restated).*	Incorporated by reference to Exhibit 10bw of the C.R. Bard, Inc. Annual Report on Form 10-K for the fiscal year ending December 31, 2010.
21	Subsidiaries of the registrant.	Filed with this report.
23	Consent of independent registered public accounting firm.	Filed with this report.
24	Power of Attorney.	Filed with this report.
31	Certifications of Chief Executive Officer and Chief Financial Officer, pursuant to SEC Rule 13(a)-14(a).	Filed with this report.
32	Certifications of Chief Executive Officer and Chief Financial Officer, pursuant to Section 1350 of Chapter 63 of Title 18 of the U.S. Code.	Filed with this report.
101
The following materials from this report, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.
Filed with this report.

+	Pursuant to Item 601(b)(2) of Regulation S-K, the schedules to the Agreement and Plan of Merger have been omitted from this Report and will be furnished supplementally to the SEC upon request.

*	Denotes a management contract or compensatory plan or arrangement.
Copies of any Exhibits not accompanying this Form 10-K are available at a charge of 10 cents per page by contacting: Investor Relations, Becton, Dickinson and Company, 1 Becton Drive, Franklin Lakes, New Jersey 07417-1880, Phone: 1-800-284-6845.