Form 10-Q
period 2018-12-31
BECTON DICKINSON & CO
filed 2019-02-05
CIK 10795

Table of Contents

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2018
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
There were 269,063,379 shares of Common Stock, $1.00 par value, outstanding at December 31, 2018.

BECTON, DICKINSON AND COMPANY
FORM 10-Q
For the quarterly period ended December 31, 2018

ITEM 1. FINANCIAL STATEMENTS
BECTON, DICKINSON AND COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
Millions of dollars

	December 31, 2018	September 30, 2018
Assets	(Unaudited)
Current Assets:
Cash and equivalents	$943	$1,140
Restricted cash	98	96
Short-term investments	5	17
Trade receivables, net	2,216	2,319
Inventories:
Materials	552	510
Work in process	296	297
Finished products	1,674	1,644
	2,522	2,451
Assets held for sale	—	137
Prepaid expenses and other	1,157	1,251
Total Current Assets	6,941	7,411
Property, Plant and Equipment	10,585	10,485
Less allowances for depreciation and amortization	5,223	5,111
Property, Plant and Equipment, Net	5,362	5,375
Goodwill	23,505	23,600
Developed Technology, Net	11,893	12,184
Customer Relationships, Net	3,644	3,723
Other Intangibles, Net	525	534
Other Assets	1,062	1,078
Total Assets	$52,932	$53,904
Liabilities and Shareholders’ Equity
Current Liabilities:
Short-term debt	$3,254	$2,601
Payables and accrued expenses	3,891	4,615
Total Current Liabilities	7,145	7,216
Long-Term Debt	17,817	18,894
Long-Term Employee Benefit Obligations	805	1,056
Deferred Income Taxes and Other	5,762	5,743
Commitments and Contingencies (See Note 5)
Shareholders’ Equity
Preferred stock	2	2
Common stock	347	347
Capital in excess of par value	16,174	16,179
Retained earnings	13,018	12,596
Deferred compensation	24	22
Common stock in treasury - at cost	(6,235)	(6,243)
Accumulated other comprehensive loss	(1,927)	(1,909)
Total Shareholders’ Equity	21,404	20,994
Total Liabilities and Shareholders’ Equity	$52,932	$53,904
Amounts may not add due to rounding.
See notes to condensed consolidated financial statements

BECTON, DICKINSON AND COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
Millions of dollars, except per share data
(Unaudited)

	Three Months Ended December 31,
	2018	2017
Revenues	$4,160	$3,080
Cost of products sold	2,187	1,527
Selling and administrative expense	1,073	773
Research and development expense	258	191
Acquisitions and other restructurings	91	354
Other operating income, net	(335)	—
Total Operating Costs and Expenses	3,273	2,845
Operating Income	888	235
Interest expense	(171)	(158)
Interest income, net	(12)	44
Other income (expense), net	10	(16)
Income Before Income Taxes	714	105
Income tax provision	115	241
Net Income (Loss)	599	(136)
Preferred stock dividends	(38)	(38)
Net income (loss) applicable to common shareholders	$562	$(174)

Basic Earnings (Loss) per Share	$2.09	$(0.76)
Diluted Earnings (Loss) per Share	$2.05	$(0.76)
Dividends per Common Share	$0.77	$0.75
Amounts may not add due to rounding.
See notes to condensed consolidated financial statements

BECTON, DICKINSON AND COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Millions of dollars
(Unaudited)

	Three Months Ended December 31,
	2018	2017
Net Income (Loss)	$599	$(136)
Other Comprehensive (Loss) Income, Net of Tax
Foreign currency translation adjustments	(35)	(36)
Defined benefit pension and postretirement plans	15	17
Cash flow hedges	1	1
Other Comprehensive Loss, Net of Tax	(18)	(17)
Comprehensive Income (Loss)	$581	$(154)
Amounts may not add due to rounding.
See notes to condensed consolidated financial statements

BECTON, DICKINSON AND COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Millions of dollars
(Unaudited)

	Three Months Ended December 31,
	2018	2017
Operating Activities
Net income (loss)	$599	$(136)
Adjustments to net income (loss) to derive net cash provided by operating activities:
Depreciation and amortization	563	291
Share-based compensation	93	141
Deferred income taxes	(28)	(324)
Change in operating assets and liabilities	(473)	409
Pension obligation	(225)	(101)
Excess tax benefits from payments under share-based compensation plans	23	38
Gain on sale of business	(335)	—
Other, net	29	3
Net Cash Provided by Operating Activities	245	320
Investing Activities
Capital expenditures	(167)	(178)
Proceeds from (purchases of) sale of investments, net	11	(63)
Acquisitions of businesses, net of cash acquired	—	(14,900)
Proceeds from divestitures, net	476	—
Other, net	(20)	(62)
Net Cash Provided by (Used for) Investing Activities	299	(15,203)
Financing Activities
Change in credit facility borrowings	50	—
Proceeds from long-term debt and term loans	—	2,250
Payments of debt and term loans	(453)	—
Dividends paid	(245)	(210)
Other, net	(86)	(101)
Net Cash (Used for) Provided by Financing Activities	(734)	1,938
Effect of exchange rate changes on cash and equivalents and restricted cash	(5)	2
Net decrease in cash and equivalents and restricted cash	(195)	(12,943)
Opening Cash and Equivalents and Restricted Cash	1,236	14,179
Closing Cash and Equivalents and Restricted Cash	$1,042	$1,236

Non-Cash Investing Activities
Fair value of shares issued as acquisition consideration	$—	$8,004
Fair value of equity awards issued as acquisition consideration	$—	$613
Amounts may not add due to rounding.
See notes to condensed consolidated financial statements

BECTON, DICKINSON AND COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018
Note 1 – Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, in the opinion of the management of Becton, Dickinson and Company (the "Company"), include all adjustments which are of a normal recurring nature, necessary for a fair presentation of the financial position and the results of operations and cash flows for the periods presented. However, the financial statements do not include all information and accompanying notes required for a presentation in accordance with U.S. generally accepted accounting principles ("U.S. GAAP"). These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s 2018 Annual Report on Form 10-K. Within the financial statements and tables presented, certain columns and rows may not add due to the use of rounded numbers for disclosure purposes. Percentages and earnings per share amounts presented are calculated from the underlying amounts. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year.
Note 2 – Accounting Changes
New Accounting Principles Adopted
On October 1, 2018, the Company adopted Accounting Standards Codification Topic 606, "Revenue from Contracts with Customers" ("ASC 606") using the modified retrospective method. Under ASC 606, revenue is recognized upon the transfer of control of goods or services to customers and reflects the amount of consideration to which a reporting entity expects to be entitled in exchange for those goods or services. The Company assessed the impact of this new standard on its consolidated financial statements based upon a review of contracts that were not completed as of October 1, 2018. Amounts presented in the Company's financial statements for the prior-year periods have not been revised and are reflective of the revenue recognition requirements which were in effect for those periods. This accounting standard adoption, which is further discussed in Note 6, did not materially impact any line items of the Company's consolidated income statement and balance sheet.
On October 1, 2018, the Company retrospectively adopted an accounting standard update which requires all components of net periodic pension and postretirement benefit costs to be disaggregated from the service cost component and to be presented on the income statement outside a subtotal of income from operations, if one is presented. Upon the Company's adoption of the accounting standard update, which did not have a material impact on its consolidated financial statements, all components of the Company’s net periodic pension and postretirement benefit costs, aside from service cost, are recorded to Other income (expense), net on its consolidated income statements, for all periods presented. Revisions of prior-year period amounts were estimated based upon previously disclosed amounts.
On October 1, 2018, the Company adopted an accounting standard update which requires that the income tax effects of intercompany sales or transfers of assets, except those involving inventory, be recognized in the income statement as income tax expense (or benefit) in the period that the sale or transfer occurs. The Company adopted this accounting standard update, which did not have a material impact on its consolidated financial statements, using the modified retrospective method.
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

Note 3 – Shareholders' Equity
Changes in certain components of shareholders' equity for the three months ended December 31 were as follows:

	Common Stock Issued at Par Value	Capital in Excess of Par Value	Retained Earnings	Deferred Compensation	Treasury Stock
(Millions of dollars)					Shares (in thousands)	Amount
Balance at September 30, 2018	$347	$16,179	$12,596	$22	(78,463)	$(6,243)
Net income	—	—	599	—	—	—
Common dividends ($0.77 per share)	—	—	(207)	—	—	—
Preferred dividends	—	—	(38)	—	—	—
Common stock issued for share-based compensation and other plans, net	—	(97)	—	2	851	9
Share-based compensation	—	92	—	—	—	—
Common stock held in trusts, net (a)	—	—	—	—	(12)	—
Effect of changes in accounting principles (see Note 2)	—	—	68	—	—	—
Balance at December 31, 2018	$347	$16,174	$13,018	$24	(77,624)	$(6,235)

	Common Stock Issued at Par Value	Capital in Excess of Par Value	Retained Earnings	Deferred Compensation	Treasury Stock
(Millions of dollars)					Shares (in thousands)	Amount
Balance at September 30, 2017	$347	$9,619	$13,111	$19	(118,745)	$(8,427)
Net loss	—	—	(136)	—	—	—
Common dividends ($0.75 per share)	—	—	(172)	—	—	—
Preferred dividends	—	—	(38)	—	—	—
Common stock issued for acquisition	—	6,487	—	—	37,306	2,121
Common stock issued for share-based compensation and other plans, net	—	(51)	—	—	1,021	(37)
Share-based compensation	—	142	—	—	—	—
Common stock held in trusts, net (a)	—	—	—	—	(27)	—
Balance at December 31, 2017	$347	$16,197	$12,765	$19	(80,445)	$(6,343)

(a)	Common stock held in trusts represents rabbi trusts in connection with deferred compensation under the Company’s employee salary and bonus deferral plan and directors’ deferral plan.
The components and changes of Accumulated other comprehensive income (loss) for the three months ended December 31 were as follows:

(Millions of dollars)	Total	Foreign Currency Translation	Benefit Plans	Cash Flow Hedges
Balance at September 30, 2018	$(1,909)	$(1,162)	$(729)	$(17)
Other comprehensive (loss) income before reclassifications, net of taxes	(32)	(35)	3	(1)
Amounts reclassified into income, net of taxes	14	—	13	1
Balance at December 31, 2018	$(1,927)	$(1,197)	$(714)	$(16)

(Millions of dollars)	Total	Foreign Currency Translation	Benefit Plans	Cash Flow Hedges
Balance at September 30, 2017	$(1,723)	$(1,001)	$(703)	$(18)
Other comprehensive loss before reclassifications, net of taxes	(36)	(36)	—	—
Amounts reclassified into income, net of taxes	18	—	17	1
Balance at December 31, 2017	$(1,740)	$(1,037)	$(686)	$(17)
The amount of foreign currency translation recognized in other comprehensive income during the three months ended December 31, 2018 and 2017 included net gains (losses) relating to net investment hedges, as further discussed in Note 13.

Note 4 – Earnings per Share
The weighted average common shares used in the computations of basic and diluted earnings per share (shares in thousands) were as follows:

	Three Months Ended December 31,
	2018	2017
Average common shares outstanding	269,035	230,038
Dilutive share equivalents from share-based plans	5,221	—
Average common and common equivalent shares outstanding – assuming dilution	274,256	230,038

Share equivalents excluded from the diluted shares outstanding calculation because the result would have been antidilutive:
Mandatory convertible preferred stock	11,685	11,685
Share-based plans	—	3,966
Note 5 – Contingencies
Given the uncertain nature of litigation generally, the Company is not able, in all cases, to estimate the amount or range of loss that could result from an unfavorable outcome of the litigation to which the Company is a party. In accordance with U.S. GAAP, the Company establishes accruals to the extent probable future losses are estimable (in the case of environmental matters, without considering possible third-party recoveries). With respect to putative class action lawsuits in the United States and certain of the Canadian lawsuits described below relating to product liability matters, the Company is unable to estimate a range of reasonably possible losses for the following reasons: (i) all or certain of the proceedings are in early stages; (ii) the Company has not received and reviewed complete information regarding all or certain of the plaintiffs and their medical conditions; and/or (iii) there are significant factual issues to be resolved. In addition, there is uncertainty as to the likelihood of a class being certified or the ultimate size of the class. With respect to the investigative subpoena issued by the Department of Defense Inspector General and the Department of Health and Human Services and the civil investigative demand served by the Department of Justice, as discussed below, the Company is unable to estimate a range of reasonably possible losses for the following reasons: (i) all or certain of the proceedings are in early stages; and/or (ii) there are significant factual and legal issues to be resolved.
In view of the uncertainties discussed below, the Company could incur charges in excess of any currently established accruals and, to the extent available, liability insurance. In the opinion of management, any such future charges, individually or in the aggregate, could have a material adverse effect on the Company’s consolidated results of operations and consolidated cash flows.
Product Liability Matters
The Company believes that certain settlements and judgments, as well as legal defense costs, relating to product liability matters are or may be covered in whole or in part under its product liability insurance policies with a limited number of insurance carriers, or, in some circumstances, indemnification obligations to the Company from other parties, which if disputed, the Company intends to vigorously contest. Amounts recovered under the Company’s product liability insurance policies or indemnification arrangements may be less than the stated coverage limits or less than otherwise expected and may not be adequate to cover damages and/or costs relating to claims. In addition, there is no guarantee that insurers or other parties will pay claims or that coverage or indemnity will be otherwise available.
Hernia Product Claims
As of December 31, 2018, the Company is defending approximately 4,445 product liability claims involving the Company’s line of hernia repair devices (collectively, the “Hernia Product Claims”). The majority of those claims are currently pending in a coordinated proceeding in Rhode Island State Court, but claims are also pending in other state and/or federal court jurisdictions. In addition, those claims include multiple putative class actions in Canada. Generally, the Hernia Product Claims seek damages for personal injury allegedly resulting from use of the products. From time to time, the Company engages in resolution discussions with plaintiffs’ law firms regarding certain of the Hernia Product Claims, but the Company also intends to vigorously defend Hernia Product Claims that do not settle, including through litigation. Trials are scheduled throughout 2019 in various state and/or federal courts. The Company expects additional trials of Hernia Product Claims to take place over the next 12 months. In August 2018, a new hernia multi-district litigation (“MDL”) was ordered to be established in the Southern District of Ohio. The Company cannot give any assurances that the resolution of the Hernia Product Claims that have not settled, including asserted and unasserted claims and the putative class action lawsuits, will not have a material adverse effect on the Company’s business, results of operations, financial condition and/or liquidity.
Women’s Health Product Claims
As of December 31, 2018, the Company is defending approximately 1,098 product liability claims involving the Company’s line of pelvic mesh devices. The majority of those claims are currently pending in either the federal MDL in the United States District Court for the Southern District of West Virginia, or a coordinated proceeding in New Jersey State Court, but claims are also pending in other state and/or federal court jurisdictions. In addition, those claims include putative class actions filed in the United States. Not included in the figures above are approximately 1,026 filed and unfiled claims that have been asserted or threatened against the Company but lack sufficient information to determine whether a pelvic mesh device of the Company is actually at issue. The claims identified above also include products manufactured by both the Company and two subsidiaries of Medtronic plc (as successor in interest to Covidien plc) (“Medtronic”), each a supplier of the Company. Medtronic has an obligation to defend and indemnify the Company with respect to any product defect liability relating to products its subsidiaries had manufactured. As described below, in July 2015 the Company reached an agreement with Medtronic (which was amended in June 2017) regarding certain aspects of Medtronic’s indemnification obligation. The foregoing lawsuits, unfiled claims, putative class actions, and other claims, together with claims that have settled or are the subject of agreements or agreements in principle to settle, are referred to collectively as the “Women’s Health Product Claims.” The Women’s Health Product Claims generally seek damages for personal injury allegedly resulting from use of the products.
As of December 31, 2018, the Company has reached agreements or agreements in principle with various plaintiffs’ law firms to settle their respective inventories of cases totaling approximately 15,156 of the Women’s Health Product Claims. The Company believes that these Women’s Health Product Claims are not the subject of Medtronic’s indemnification obligation. These settlement agreements and agreements in principle include unfiled and previously unknown claims held by various plaintiffs’ law firms, which are not included in the approximate number of lawsuits set forth in the first paragraph of this section. Each agreement is subject to certain conditions, including requirements for participation in the proposed settlements by a certain minimum number of plaintiffs. The Company continues to engage in discussions with other plaintiffs’ law firms regarding potential resolution of unsettled Women’s Health Product Claims, which may include additional inventory settlements.
Starting in 2014 in the MDL, the court entered certain pre-trial orders requiring trial work up and remand of a significant number of Women’s Health Product Claims, including an order entered in the MDL on January 30, 2018, that requires the work up and remand of all remaining unsettled cases (the “WHP Pre-Trial Orders”). The WHP Pre-Trial Orders may result in material additional costs or trial verdicts in future periods in defending Women’s Health Product Claims. Trials are anticipated throughout 2019 in state courts. A trial in the New Jersey coordinated proceeding began in March 2018, and in April 2018 a jury entered a verdict against the Company in the total amount of $68 million ($33 million compensatory; $35 million punitive). The Company is in the process of appealing that verdict. The Company expects additional trials of Women’s Health Product Claims to take place over the next 12 months, which may potentially include consolidated trials.

In July 2015, as part of the agreement with Medtronic noted above, Medtronic agreed to take responsibility for pursuing settlement of certain of the Women’s Health Product Claims that relate to products distributed by the Company under supply agreements with Medtronic, and the Company has paid Medtronic $121 million towards these potential settlements. In June 2017, the Company amended the agreement with Medtronic to transfer responsibility for settlement of additional Women’s Health Product Claims to Medtronic on terms similar to the July 2015 agreement, including with respect to the obligation to make payments to Medtronic towards these potential settlements. The Company also may, in its sole discretion, transfer responsibility for settlement of additional Women’s Health Product Claims to Medtronic on similar terms. The agreements do not resolve the dispute between the Company and Medtronic with respect to Women’s Health Product Claims that do not settle, if any.

During the course of engaging in settlement discussions with plaintiffs’ law firms, the Company has learned, and may in future periods learn, additional information regarding these and other unfiled claims, or other lawsuits, which could materially impact the Company’s estimate of the number of claims or lawsuits against the Company.
Filter Product Claims
As of December 31, 2018, the Company is defending approximately 5,665 product liability claims involving the Company’s line of inferior vena cava filters (collectively, the “Filter Product Claims”). The majority of those claims are currently pending in an MDL in the United States District Court for the District of Arizona, but claims are also pending in other state and/or federal court jurisdictions, including a coordinated proceeding in Arizona State Court. In addition, those claims include putative class actions filed in the United States and Canada. The Filter Product Claims generally seek damages for personal injury allegedly resulting from use of the products. The Company has limited information regarding the nature and quantity of certain of the Filter Product Claims. The Company continues to receive claims and lawsuits and may in future periods learn additional information regarding other unfiled or unknown claims, or other lawsuits, which could materially impact the Company’s estimate of the number of claims or lawsuits against the Company. Trials are scheduled throughout 2019 in the MDL and state courts. On March 30, 2018, a jury in the first MDL trial found the Company liable for negligent failure to warn and entered a verdict in favor of plaintiffs. The jury found the Company was not liable for (a) strict liability design defect; (b) strict liability failure to warn; and (c) negligent design. The Company has appealed that verdict. On June 1, 2018, a jury in the second MDL trial unanimously found in favor of the Company on all claims. On August 17, 2018, the Court entered summary judgment in favor of the Company on all claims in the third MDL trial. On October 5, 2018, a jury in the fourth MDL trial unanimously found in favor of the Company on all claims. The Company expects additional trials of Filter Product Claims may take place over the next 12 months.
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
Other Legal Matters
Since early 2013, the Company has received subpoenas or Civil Investigative Demands from a number of State Attorneys General seeking information related to the sales and marketing of certain of the Company’s products that are the subject of the Hernia Product Claims and the Women’s Health Product Claims. The Company is cooperating with these requests. Although the Company has had, and continues to have, discussions with the State Attorneys General with respect to overall potential resolution of this matter, there can be no assurance that a resolution will be reached or what the terms of any such resolution may be.
In November 2015, the Department of Defense Inspector General issued an investigative subpoena to the Company. The Department of Health and Human Services is also participating in this investigation. The subpoena seeks documents related to the Company’s sales and marketing of certain filter products, drug coated balloon catheters, and peripheral arterial disease detection products. In July 2017, a separate civil investigative demand was served by the Department of Justice seeking documents and information relating to an investigation into possible violations of the False Claims Act in connection with the sales and marketing of FloChec® and QuantaFloTM devices. The Company is cooperating with these requests. Since it is not feasible to predict the outcome of these matters, the Company cannot give any assurances that the resolution of these matters will not have a material adverse effect on the Company’s business, results of operations, financial condition and/or liquidity.
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
Litigation Reserves
Accruals for the Company's product liability claims which are specifically discussed above, as well as the related legal defense costs, amounted to approximately $1.7 billion and $2.0 billion at December 31, 2018 and September 30, 2018, respectively. As of December 31, 2018 and September 30, 2018, the Company had $97 million and $94 million, respectively, in qualified settlement funds (“QSFs”), subject to certain settlement conditions, for certain product liability matters. Payments to QSFs are recorded as a component of Restricted cash. The Company's expected recoveries related to product liability claims and related legal defense costs were approximately $164 million and $343 million at December 31, 2018 and September 30, 2018, respectively. A substantial amount of these expected recoveries at December 31, 2018 and September 30, 2018 related to the Company’s agreements with Medtronic related to certain Women’s Health Product Claims. During the three months ended December 31, 2018, Medtronic provided the Company with releases from liability for certain claims that were the subject of the agreement discussed further above. Accordingly, adjustments to reduce accruals for the Company's product liability claims, as well as the balance recorded for expected recoveries related to product liability claims, were recorded during the three months ended December 31, 2018.
The terms of the Company’s agreements with Medtronic are substantially consistent with the assumptions underlying, and the manner in which, the Company has recorded expected recoveries related to the indemnification obligation. The expected recoveries at December 31, 2018 related to the indemnification obligation are not in dispute with respect to claims that Medtronic settles pursuant to the agreements. As described above, the agreements do not resolve the dispute between the Company and Medtronic with respect to Women’s Health Product Claims that do not settle, if any, and the Company also may, in its sole discretion, transfer responsibility for settlement of additional Women’s Health Product Claims to Medtronic on similar terms.
Note 6 – Revenues
As previously discussed in Note 2, the Company adopted ASC 606 using the modified retrospective method. The Company sells a broad range of medical supplies, devices, laboratory equipment and diagnostic products which are distributed through independent distribution channels and directly by BD through sales representatives. End-users of the Company's products include healthcare institutions, physicians, life science researchers, clinical laboratories, the pharmaceutical industry and the general public.
Timing of Revenue Recognition
The Company's revenues are primarily recognized when the customer obtains control of the product sold, which is generally upon shipment or delivery, depending on the delivery terms specified in the sales agreement. Revenues associated with certain instruments and equipment for which installation is complex, and therefore significantly affects the customer’s ability to use and benefit from the product, are recognized when customer acceptance of these installed products has been confirmed. For certain service arrangements, including extended warranty and software maintenance contracts, revenue is recognized ratably over the contract term. The majority of revenues relating to extended warranty contracts associated with certain instruments and equipment is generally recognized within a few years whereas deferred revenue relating to software maintenance contracts is generally recognized over a longer period.
Measurement of Revenues
The Company acts as the principal in substantially all of its customer arrangements and as such, generally records revenues on a gross basis. Revenues exclude any taxes that the Company collects from customers and remits to tax authorities. The Company considers its shipping and handling costs to be costs of contract fulfillment and has made the accounting policy election to record these costs within Selling and administrative expense.
Payment terms extended to the Company's customers are based upon commercially reasonable terms for the markets in which the Company's products are sold. Because the Company generally expects to receive payment within one year or less from when control of a product is transferred to the customer, the Company does not generally adjust its revenues for the effects of a financing component. The Company’s estimate of probable credit losses relating to trade receivables is determined based on historical experience and other specific account data. Amounts are written off against the allowances for doubtful accounts when the Company determines that a customer account is uncollectible. Such amounts are not material to the Company's consolidated financial results.
The Company's gross revenues are subject to a variety of deductions which are recorded in the same period that the underlying revenues are recognized. Such variable consideration include rebates, sales discounts and sales returns. Because these deductions represent estimates of the related obligations, judgment is required when determining the impact of these revenue deductions on gross revenues for a reporting period. Rebates provided by the Company are based upon prices determined under the Company's agreements with its end-user customers. Additional factors considered in the estimate of the Company's rebate liability include the quantification of inventory that is either in stock at or in transit to the Company's distributors, as well as the estimated lag time between the sale of product and the payment of corresponding rebates. The impact of other forms of variable consideration, including sales discounts and sales returns, is not material to the Company's revenues.
The Company's agreements with customers within certain organizational units including Medication Management Solutions, Diagnostic Systems and Biosciences, contain multiple performance obligations including both products and certain services noted above. The transaction price for these agreements is allocated to each performance obligation based upon its relative standalone selling price. Standalone selling price is the amount at which the Company would sell a promised good or service separately to a customer. The Company generally estimates standalone selling prices using its list prices and a consideration of typical discounts offered to customers.
Effects of Revenue Arrangements on Consolidated Balance Sheet
Due to the nature of the majority of the Company's products and services, the Company typically does not incur costs to fulfill a contract in advance of providing the customer with goods or services. Contract assets associated with the costs to fulfill contracts for certain products in the Medication Management Solutions organizational unit are immaterial to the Company's consolidated balance sheets. The Company's costs to obtain contracts are comprised of sales commissions which are paid to the Company's employees or third party agents. The majority of the sales commissions incurred by the Company relate to revenue that is recognized over a period that is less than one year and as such, the Company has elected, under a practical expedient provided under ASC 606, to record the majority of its expense associated with sales commissions as it is incurred. Commissions relating to revenues recognized over a period longer than one year are recorded as assets which are amortized over the period over which the revenues underlying the commissions are recognized. Such commissions are immaterial to the Company's consolidated balance sheets.
The Company records contract liabilities for unearned revenue that is allocable to performance obligations, such as extended warranty and software maintenance contracts, which are performed over time as discussed further above. These contract liabilities are immaterial to the Company's consolidated financial results. The Company's liability for product warranties provided under its agreements with customers is not material to its consolidated balance sheets.
Remaining Performance Obligations
The Company's obligations relative to service contracts, which are further discussed above, and pending installations of equipment, primarily in the Company's Medication Management Solutions unit, represent unsatisfied performance obligations of the Company. Within the Company's Medication Management Solutions, Diagnostic Systems and Biosciences units, some contracts also contain minimum purchase commitments of reagents or other consumables and the future sales of these consumables represent additional unsatisfied performance obligations of the Company. The revenues under existing and noncancellable contracts which are attributable to products and/or services that have not yet been installed or provided are estimated to be approximately $1.6 billion at December 31, 2018 and the Company expects to recognize the majority of this revenue over the next three years. The revenue attributable to the unsatisfied minimum purchase commitment-related performance obligations is estimated to be approximately $1.6 billion at December 31, 2018 and this revenue will be recognized over the customer relationship period, which usually encompasses the current agreement term and subsequent renewal terms. The Company has applied the practical expedient allowed under ASC 606 and has not included remaining performance obligations related to contracts with original expected durations of one year or less in the amount above.
Disaggregation of Revenues
A disaggregation of the Company's revenues by segment, organizational unit and geographic region is provided in Note 7.
Note 7 – Segment Data
The Company's organizational structure is based upon three principal business segments: BD Medical (“Medical”), BD Life Sciences (“Life Sciences”) and BD Interventional ("Interventional"). The Company's segments are strategic businesses that are managed separately because each one develops, manufactures and markets distinct products and services. Segment disclosures are on a performance basis consistent with internal management reporting. The Company evaluates performance of its business segments and allocates resources to them primarily based upon segment operating income, which represents revenues reduced by product costs and operating expenses.
Revenues by organizational unit and geographical areas for the three-month periods are detailed below. The Company has no material intersegment revenues. On December 29, 2017, the Company completed its acquisition of C.R. Bard, Inc. ("Bard"), which is further discussed in Note 9. Bard's operating results were included in the Company’s consolidated results of operations beginning on January 1, 2018 and as such, are not included in the financial results detailed below for the prior-year three-month period.

	Three Months Ended December 31,
(Millions of dollars)	2018			2017
	United States	International	Total	United States	International	Total
Medical
Medication Delivery Solutions (a)	$520	$438	$958	$370	$372	$742
Medication Management Solutions	506	118	624	471	116	587
Diabetes Care	145	129	274	146	132	277
Pharmaceutical Systems	68	212	280	54	192	245
Total segment revenues	$1,239	$896	$2,135	$1,040	$811	$1,852

Life Sciences
Preanalytical Systems	$201	$192	$393	$184	$191	$375
Diagnostic Systems	175	207	382	167	214	381
Biosciences	108	173	281	108	181	289
Total segment revenues	$484	$572	$1,056	$459	$586	$1,045

Interventional
Surgery (a)	$275	$73	$348	$152	$25	$177
Peripheral Intervention (a)	191	145	337	5	1	6
Urology and Critical Care	197	88	285	—	—	—
Total segment revenues	$664	$306	$970	$157	$26	$183

Total Company revenues	$2,387	$1,773	$4,160	$1,657	$1,423	$3,080

(a)
Prior-year amounts have been reclassified to reflect the movement of certain product offerings previously reported in the Medical segment and which have been reported in the Interventional segment effective January 1, 2018.

Segment operating income for the three-month periods was as follows:

	Three Months Ended December 31,
(Millions of dollars)	2018	2017
Income Before Income Taxes
Medical (a)	$665	$623
Life Sciences	305	316
Interventional (a)	209	82
Total Segment Operating Income	1,180	1,021
Acquisitions and other restructurings	(91)	(354)
Net interest expense	(183)	(114)
Other unallocated items (b)	(192)	(448)
Income Before Income Taxes	$714	$105

(a)
Prior-year amounts have been reclassified to reflect the movement of certain product offerings previously reported in the Medical segment and which have been reported in the Interventional segment effective January 1, 2018.

(b)
Primarily comprised of foreign exchange, certain general and administrative expenses and share-based compensation expense. The amount for the three months ended December 31, 2018 additionally included the pre-tax gain recognized on the Company's sale of its Advanced Bioprocessing business, which is further discussed in Note 10.

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
Net pension cost included the following components for the three months ended December 31:

	Three Months Ended December 31,
(Millions of dollars)	2018	2017
Service cost	$35	$30
Interest cost	28	18
Expected return on plan assets	(47)	(33)
Amortization of prior service credit	(3)	(3)
Amortization of loss	20	20
Net pension cost	$32	$32
The amounts provided above for amortization of prior service credit and amortization of loss represent the reclassifications of prior service credits and net actuarial losses that were recognized in Accumulated other comprehensive income (loss) in prior periods.
As further discussed in Note 2, upon adopting an accounting standard update on October 1, 2018, all components of the Company’s net periodic pension and postretirement benefit costs, aside from service cost, are recorded to Other income (expense), net on its consolidated statements of income, for all periods presented.
Note 9 – Acquisition
Bard
On December 29, 2017, the Company completed its acquisition of Bard. The operating activities of Bard from the acquisition date through December 31, 2017 were not material to the Company’s consolidated results of operations. As such, Bard's operating results were included in the Company’s consolidated results of operations beginning on January 1, 2018. During the three months ended December 31, 2018, the Company finalized its allocation of the fair value of consideration transferred to the individual assets acquired and liabilities assumed in this acquisition and no material adjustments to the allocation were recognized during the period.
Unaudited Pro Forma Information
Revenues for the three months ended December 31, 2018 attributable to Bard were approximately $1 billion. The operating income of the acquired Bard operation is no longer specifically identifiable due to the progression of the Company's integration activities. The following table provides the pro forma results for the three months ended December 31, 2017 as if Bard had been acquired as of October 1, 2016.

Three Months Ended December 31,
(Millions of dollars, except per share data)	2017

Revenues	$4,044

Net Loss	$(471)

Diluted Loss per Share	$(1.76)
The pro forma results above include the impact of the following adjustments, as necessary: additional amortization and depreciation expense relating to assets acquired; interest and other financing costs relating to the acquisition transaction; and the elimination of one-time or nonrecurring items. The one-time or nonrecurring items eliminated for the three months ended December 31, 2017 primarily represented transaction costs as well as certain Bard-related restructuring costs. In addition, amounts previously reported by Bard as revenues related to a royalty income stream have been reclassified to Other income (expense), net to conform to the Company's reporting classification.
The pro forma results do not include any anticipated cost savings or other effects of the planned integration of Bard. Accordingly, the pro forma results above are not necessarily indicative of the results that would have been if the acquisition had occurred on the dates indicated, nor are the pro forma results indicative of results which may occur in the future.
Note 10 – Divestiture
The Company completed the sale of its Life Sciences segment's Advanced Bioprocessing business in October 2018 pursuant to a definitive agreement that was signed in September 2018. Assets held for sale on the consolidated balance sheet at September 30, 2018, subject to this agreement, were approximately $137 million. Liabilities held for sale under the agreement were immaterial. The Company recognized a pre-tax gain on the sale of approximately $335 million which was recorded as Other operating income, net. The historical financial results for the Advanced Bioprocessing business have not been classified as a discontinued operation.
Note 11 – Business Restructuring Charges
The Company incurred restructuring costs during the three months ended December 31, 2018, largely in connection with its acquisition of Bard, which were recorded as Acquisitions and other restructurings. Restructuring liability activity for the three months ended December 31, 2018 was as follows:

(Millions of dollars)	Employee Termination		Other		Total
	Bard	CareFusion/Other Initiatives	Bard (a)	CareFusion/Other Initiatives	Bard	CareFusion/Other Initiatives
Balance at September 30, 2018	$33	$23	$—	$4	$33	$27
Charged to expense	4	6	25	6	29	12
Cash payments	(15)	(8)	—	(7)	(15)	(15)
Non-cash settlements	—	—	(25)	—	(25)	—
Balance at December 31, 2018	$22	$21	—	$3	$22	$24

(a)
Largely represents the cost associated with certain pre-acquisition equity awards of Bard which were converted, to encourage post-acquisition employee retention, to BD equity awards with substantially the same terms and conditions as were applicable under such Bard awards immediately prior to the acquisition date.

Note 12 – Intangible Assets
Intangible assets consisted of:

	December 31, 2018		September 30, 2018
(Millions of dollars)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets
Developed technology	$13,958	$2,065	$13,966	$1,782
Customer relationships	4,585	942	4,584	861
Product rights	119	59	121	58
Trademarks	407	88	407	84
Patents and other	404	292	397	288
Amortized intangible assets	$19,474	$3,445	$19,475	$3,073
Unamortized intangible assets
Acquired in-process research and development	$31		$37
Trademarks	2		2
Unamortized intangible assets	$33		$39

Intangible amortization expense for the three months ended December 31, 2018 and 2017 was $378 million and $135 million, respectively. The increase in intangible amortization expense for the three months ended December 31, 2018 was attributable to assets acquired in the Bard transaction, which is further discussed in Note 9.
The following is a reconciliation of goodwill by business segment:

(Millions of dollars)	Medical	Life Sciences	Interventional	Total
Goodwill as of September 30, 2018	$10,054	$775	$12,771	$23,600
Divestiture-related adjustments	—	3	—	3
Purchase accounting adjustments (a)	(16)	—	(70)	(85)
Currency translation	(10)	(2)	—	(12)
Goodwill as of December 31, 2018	$10,028	$776	$12,701	$23,505

(a)	The purchase accounting adjustments were primarily driven by adjustments to tax-related balances.
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
Foreign Currency Risks and Related Strategies
The Company has foreign currency exposures throughout Europe, Greater Asia, Canada and Latin America. Transactional currency exposures that arise from entering into transactions, generally on an intercompany basis, in non-hyperinflationary countries that are denominated in currencies other than the functional currency are mitigated primarily through the use of forward contracts and currency options. Hedges of the transactional foreign exchange exposures resulting primarily from intercompany payables and receivables are undesignated hedges. As such, the gains or losses on these instruments are recognized immediately in income. These gains and losses are largely offset by gains and losses on the underlying hedged items, as well as the hedging costs associated with the derivative instruments. The net amounts recognized in Other income (expense), net, during the three months ended December 31, 2018 and 2017 were immaterial to the Company's consolidated financial results.
The total notional amounts of the Company’s outstanding foreign exchange contracts as of December 31, 2018 and September 30, 2018 were $1.4 billion and $3.1 billion, respectively.
In order to mitigate foreign currency exposure relating to its investments in certain foreign subsidiaries, the Company has designated $2.6 billion of Euro-denominated debt and $314 million of British Pound-denominated debt as net investment hedges. Accordingly, net gains or losses relating to this debt, which are attributable to changes in the foreign currencies to U.S. dollar spot exchange rates, are recorded as accumulated foreign currency translation in Other comprehensive income (loss). The Company recorded net gains (losses) relating to its net investment hedges of $59 million and $(1) million, respectively, to Accumulated other comprehensive income (loss) during the three months ended December 31, 2018 and 2017.
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

The total notional amount of the Company’s outstanding interest rate swaps designated as fair value hedges was $1.2 billion at December 31, 2018 and September 30, 2018. The outstanding swaps represent fixed-to-floating interest rate swap agreements the Company entered into to convert the interest payments on certain long-term notes from the fixed rate to a floating interest rate based on LIBOR. Changes in the fair value of the interest rate swaps offset changes in the fair value of the fixed rate debt. The amounts recorded during the three months ended December 31, 2018 and 2017 for changes in the fair value of these hedges were immaterial to the Company's consolidated financial results.

Other Risk Exposures
The Company purchases resins, which are oil-based components used in the manufacture of certain products. Significant increases in world oil prices that lead to increases in resin purchase costs could impact future operating results. From time to time, the Company has managed price risks associated with these commodity purchases through commodity derivative forward contracts. The Company's outstanding commodity derivative forward contracts at December 31, 2018 were immaterial to the Company's consolidated financial results. The Company had no outstanding commodity derivative forward contracts at September 30, 2018.
Financial Statement Effects
The fair values of derivative instruments outstanding at December 31, 2018 and September 30, 2018 were not material to the Company's consolidated balance sheets.

The amounts reclassified from accumulated other comprehensive income relating to cash flow hedges during the three months ended December 31, 2018 and 2017 were not material to the Company's consolidated financial results.

Note 14 – Financial Instruments and Fair Value Measurements
The following reconciles cash and equivalents and restricted cash reported within the Company's consolidated balance sheets at December 31, 2018 and September 30, 2018 to the total of these amounts shown on the Company's consolidated statements of cash flows:

(Millions of dollars)	December 31, 2018	September 30, 2018
Cash and equivalents	$943	$1,140
Restricted cash	98	96
Cash and equivalents and restricted cash	$1,042	$1,236
Cash equivalents consist of all highly liquid investments with a maturity of three months or less at time of purchase. Restricted cash consists of cash restricted from withdrawal and usage except for certain product liability matters.
The Company’s cash and equivalents includes institutional money market accounts which permit daily redemption and the fair values of these investments are based upon the quoted prices in active markets provided by the holding financial institutions, which are considered Level 1 inputs in the fair value hierarchy. The fair value of these accounts was immaterial at December 31, 2018 and the fair value of these accounts at September 30, 2018 was $228 million. The Company’s remaining cash and equivalents, excluding restricted cash, were $943 million and $913 million at December 31, 2018 and September 30, 2018, respectively.
Short-term investments are held to their maturities and are carried at cost, which approximates fair value. The short-term investments consist of instruments with maturities greater than three months and less than one year.
Long-term debt is recorded at amortized cost. The fair value of long-term debt is measured based upon quoted prices in active markets for similar instruments, which are considered Level 2 inputs in the fair value hierarchy. The fair value of long-term debt was $17.5 billion and $18.8 billion at December 31, 2018 and September 30, 2018, respectively. The fair value of the current portion of long-term debt was $3.0 billion and $1.9 billion at December 31, 2018 and September 30, 2018, respectively.
All other instruments measured by the Company at fair value, including derivatives and contingent consideration liabilities, are immaterial to the Company's consolidated balance sheets.
Note 15 – Income Taxes
New U.S. tax legislation, which is commonly referred to as the Tax Cuts and Jobs Act (the "Act"), was enacted on December 22, 2017. Upon completing its accounting for the tax effects of the Act during the period ended December 31, 2018, the

Company recognized a charge of $43 million, which is reflected in the Company's consolidated statement of income within Income tax provision, to adjust its one-time transition tax liability for all of its foreign subsidiaries. The Company also recorded a charge during the three-month period ended December 31, 2018 of $7 million to Income tax provision to adjust the Company's reevaluation of the permanent reinvestment assertion regarding foreign earnings.

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
Company Overview
Becton, Dickinson and Company (“BD”) is a global medical technology company engaged in the development, manufacture and sale of a broad range of medical supplies, devices, laboratory equipment and diagnostic products used by healthcare institutions, physicians, life science researchers, clinical laboratories, the pharmaceutical industry and the general public. The Company's organizational structure is based upon three principal business segments, BD Medical (“Medical”), BD Life Sciences (“Life Sciences”) and BD Interventional (“Interventional”).

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
Overview of Financial Results and Financial Condition
For the three months ended December 31, 2018, worldwide revenues of $4.160 billion increased 35.1% from the prior-year period, which reflected an impact of approximately 33% resulting from the acquisition of C.R. Bard, Inc. ("Bard") as operating activities of the acquired business were not included in our consolidated results of operations until January 1, 2018. First quarter revenue growth also reflected volume growth of approximately 5%, an unfavorable impact from foreign currency translation of approximately 2% and an unfavorable impact of price of approximately 0.2%. Revenue growth for the three months ended December 31, 2018 additionally reflected an unfavorable impact from divestitures of approximately 0.4% related to the Biosciences unit's sale of its Advanced Bioprocessing business at the end of October 2018. Additional disclosures regarding this divestiture are provided in Note 10 in the Notes to Condensed Consolidated Financial Statements. Volume growth in the first quarter of fiscal year 2019 attributable to the Medical and Life Sciences segments was as follows:

•	Medical segment volume growth in the first quarter was primarily driven by sales in the Medication Management Solutions and Pharmaceutical Systems units.

•	Life Sciences segment volume growth in the first quarter was primarily driven by the segment's Preanalytical Systems unit.
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
Cash flows from operating activities were $245 million in the first three months of fiscal year 2019. At December 31, 2018, we had $1.0 billion in cash and equivalents and short-term investments, including restricted cash. We continued to return value to our shareholders in the form of dividends. During the first three months of fiscal year 2019, we paid cash dividends of $245 million.
Each reporting period, we face currency exposure that arises from translating the results of our worldwide operations to the U.S. dollar at exchange rates that fluctuate from the beginning of such period. A stronger U.S. dollar, compared to the prior-year period, resulted in an unfavorable foreign currency translation impact to our revenue and earnings during the first quarter of fiscal year 2019.  We evaluate our results of operations on both a reported and a foreign currency-neutral basis, which excludes the impact of fluctuations in foreign currency exchange rates. As exchange rates are an important factor in understanding period-to-period comparisons, we believe the presentation of results on a foreign currency-neutral basis in addition to reported results helps improve investors’ ability to understand our operating results and evaluate our performance in comparison to prior periods. Foreign currency-neutral ("FXN") information compares results between periods as if exchange rates had remained constant period-over-period. We use results on a foreign currency-neutral basis as one measure to evaluate our performance. We calculate foreign currency-neutral percentages by converting our current-period local currency financial results using the prior-period foreign currency exchange rates and comparing these adjusted amounts to our current-period results. These results should be considered in addition to, not as a substitute for, results reported in accordance with U.S. generally accepted accounting principles ("GAAP"). Results on a foreign currency-neutral basis, as we present them, may not be comparable to similarly titled measures used by other companies and are not measures of performance presented in accordance with U.S. GAAP.
Results of Operations
Medical Segment
The following summarizes first quarter Medical revenues by organizational unit:

	Three months ended December 31,
(Millions of dollars)	2018	2017	Total Change	Estimated FX Impact	FXN Change
Medication Delivery Solutions (a)	$958	$742	29.1%	(2.6)%	31.7%
Medication Management Solutions	624	587	6.2%	(0.5)%	6.7%
Diabetes Care	274	277	(1.3)%	(1.8)%	0.5%
Pharmaceutical Systems	280	245	14.0%	(1.7)%	15.7%
Total Medical Revenues	$2,135	$1,852	15.3%	(1.7)%	17.0%

(a)The presentation of prior-period amounts reflects a reclassification of $183 million of certain product revenues from the Medical segment to the Interventional segment as further discussed in Note 7 in the Notes to Condensed Consolidated Financial Statements.

First quarter Medical segment growth was favorably impacted by the inclusion of revenues associated with certain Bard products within the Medication Delivery Solutions unit in the current-year period, as further discussed above. The Medical segment's underlying revenue growth was driven by the Medication Management Solutions unit's installations of infusion systems and the Pharmaceutical Systems unit's sales of prefillable products. First quarter Medical segment growth also benefited from the Medication Delivery Solutions unit's sales of vascular access and infusion disposable products. Sales in the Diabetes Care unit were unfavorably impacted by delayed order timing in the U.S. and EMA.

Medical segment operating income for the three-month periods was as follows:

	Three months ended December 31,
(Millions of dollars)	2018	2017
Medical segment operating income	$665	$623

Segment operating income as % of Medical revenues	31.2%	33.6%

The Medical segment's operating income was driven by its performance with respect to gross profit margin and operating expenses.

•
Gross profit margin was lower in the first quarter of 2019 as compared with the first quarter of 2018 primarily due to unfavorable foreign currency translation, the amortization of intangible assets acquired in the Bard transaction, higher raw material costs and pricing pressures. These unfavorable impacts to the Medical segment's gross margin were partially offset by lower manufacturing costs resulting from continuous improvement projects which enhanced the efficiency of our operations and favorable product mix impact relating to the Bard products reported within the segment.

•
Selling and administrative expense as a percentage of revenues in the first quarter of 2019 was higher compared with the prior-year period primarily due to higher selling and administrative costs relating to the Bard products reported within the segment.

•	Research and development expense as a percentage of revenues was flat in the first quarter of 2019 as compared with the first quarter of 2018.

Life Sciences Segment
The following summarizes first quarter Life Sciences revenues by organizational unit:

	Three months ended December 31,
(Millions of dollars)	2018	2017	Total Change	Estimated FX Impact	FXN Change
Preanalytical Systems	$393	$375	4.7%	(2.4)%	7.1%
Diagnostic Systems	382	381	0.2%	(1.9)%	2.1%
Biosciences	281	289	(2.8)%	(1.7)%	(1.1)%
Total Life Sciences Revenues	$1,056	$1,045	1.0%	(2.0)%	3.0%

The Life Sciences segment's revenue growth in the first quarter was primarily driven by the Preanalytical Systems unit's global sales of core products. The Diagnostic Systems unit's revenues were primarily driven by sales of core microbiology products as well as continued strength in sales of the unit's BD MAXTM molecular platform. Revenue growth in the Diagnostic Systems unit was partially offset by an unfavorable comparison to the prior-year period which benefited from an earlier start to the influenza season. The Biosciences unit's revenues reflected growth in instrument and reagent sales but were unfavorably impacted by the divestiture of the Advanced Bioprocessing business, as previously discussed. The Biosciences unit's results for the prior-year period included revenues associated with the Advanced Bioprocessing business of $20 million.

Life Sciences segment operating income for the three-month periods was as follows:

	Three months ended December 31,
(Millions of dollars)	2018	2017
Life Sciences segment operating income	$305	$316

Segment operating income as % of Life Sciences revenues	28.9%	30.2%
The Life Sciences segment's operating income was driven by its performance with respect to gross profit margin and operating expenses.

•
Gross profit margin in the first quarter of fiscal year 2019 was lower compared with the first quarter of 2018 primarily due to unfavorable foreign currency translation and higher raw material costs, which was partially offset by lower manufacturing costs resulting from continuous improvement projects which enhanced the efficiency of our operations.

•	Selling and administrative expense as a percentage of revenues in the first quarter of 2019 was relatively flat compared with the prior-year period.

•
Research and development expense as a percentage of revenues was higher in the first quarter of 2019 as compared with the first quarter of 2018 primarily due to continued investment in new products and platforms.

Interventional Segment
The following summarizes first quarter Interventional revenues by organizational unit:

	Three months ended December 31,
(Millions of dollars)	2018	2017	Total Change
Surgery (a)	$348	$177	NM
Peripheral Intervention (a)	337	6	NM
Urology and Critical Care	285	—	NM
Total Interventional Revenues	$970	$183	NM
"NM" denotes that the percentage is not meaningful.

(a)The presentation of prior-period amounts reflects a reclassification of $183 million of certain product revenues from the Medical segment to the Interventional segment as further discussed in Note 7 in the Notes to Condensed Consolidated Financial Statements.

Interventional segment operating income for the three-month periods was as follows:

	Three months ended December 31,
(Millions of dollars)	2018	2017
Interventional segment operating income (a)	$209	$82

Segment operating income as % of Interventional revenues	21.6%	44.6%

(a)The presentation of the prior-period amount reflects a reclassification of $82 million relating to the movement of certain product offerings from the Medical segment to the Interventional segment as noted above.
Geographic Revenues
BD’s worldwide first quarter revenues by geography were as follows:

	Three months ended December 31,
(Millions of dollars)	2018	2017	Total Change	Estimated FX Impact	FXN Change
United States	$2,387	$1,657	44.1%	—%	44.1%
International	1,773	1,423	24.6%	(4.3)%	28.9%
Total Revenues	$4,160	$3,080	35.1%	(2.0)%	37.1%
First quarter U.S. revenue growth benefited from the inclusion of revenues associated with Bard products in current-year results. Underlying first quarter revenue growth in the United States was driven by revenues in the Medical segment's Medication Management Solutions and Pharmaceutical Systems units, as well as by revenues in the Life Sciences segment's Preanalytical Systems unit.
International revenue growth in the first quarter of 2019 also benefited from the inclusion of revenues associated with Bard products in our financial results. International first quarter revenues were also driven by increased sales in the Medical segment's Medication Delivery Solutions and Pharmaceutical Systems units, as well as by strong revenues in the Life Sciences segment's Preanalytical Systems unit.
Emerging market revenues for the first quarter were $633 million, compared with $508 million in the prior year’s quarter. Emerging market revenues in the current-year period also included an estimated $41 million unfavorable impact due to foreign currency translation. First quarter revenue growth in emerging markets benefited from the inclusion of revenues associated with Bard products in our financial results. Underlying growth was particularly driven by sales in China and Latin America.

Specified Items
Reflected in the financial results for the three-month periods of fiscal years 2019 and 2018 were the following specified items:

	Three months ended December 31,
(Millions of dollars)	2018	2017
Integration costs (a)	$73	$74
Restructuring costs (a)	41	236
Transaction costs (a)	1	44
Financing impacts (b)	—	50
Purchase accounting adjustments (c)	379	135
Gain on sale of business (d)	(335)	—
European regulatory initiative-related costs (e)	5	—
Hurricane recovery costs	—	7
Total specified items	163	545
Less: tax impact of specified items and tax reform (f)	(17)	(135)
After-tax impact of specified items	$180	$680

(a)	Represents integration, restructuring and transaction costs which are primarily recorded in Acquisitions and other restructurings and are further discussed below.

(b)	Represents financing impacts associated with the Bard acquisition, which were recorded in Interest income and Interest expense.

(c)	Primarily represents non-cash amortization expense associated with acquisition-related identifiable intangible assets. BD’s amortization expense is primarily recorded in Cost of products sold.

(d)	Represents the pre-tax gain recognized on BD's sale of its Advanced Bioprocessing business, which was recorded in Other operating income, net and is further discussed below.

(e)
Represents initial costs required to develop processes and systems to comply with emerging regulations such as the European Union Medical Device Regulation ("EUMDR") and General Data Protection Regulation ("GDPR"). These costs were recorded in Cost of products sold and Research and development expense.

(f)
The amounts in the three-month periods of fiscal year 2019 and 2018 included additional tax expense, net, of $51 million and $270 million, respectively relating to new U.S. tax legislation, as further discussed below.

Gross Profit Margin
Gross profit margin for the three-month period of fiscal year 2019 compared with the prior-year period in 2018 reflected the following impacts:

Three-month period
December 31, 2017 gross profit margin %	50.4%
Impact of purchase accounting adjustments and other specified items	(4.3)%
Operating performance	2.3%
Foreign currency translation	(1.0)%
December 31, 2018 gross profit margin %	47.4%
Operating performance in the current-year periods reflected the favorable impact of Bard on product mix and lower manufacturing costs resulting from the continuous operations improvement projects discussed above, partially offset by the unfavorable impacts of higher raw material costs and pricing pressures.

Operating Expenses
A summary of operating expenses for the three-month periods of fiscal years 2019 and 2018 is as follows:

	Three months ended December 31,		Increase (decrease) in basis points
	2018	2017
(Millions of dollars)
Selling and administrative expense	$1,073	$773
% of revenues	25.8%	25.1%	70

Research and development expense	$258	$191
% of revenues	6.2%	6.2%	—

Acquisitions and other restructurings	$91	$354

Other operating income, net	$(335)	$—
Selling and administrative expense
The increases in selling and administrative expense as a percentage of revenues in the current three-month period compared with the prior-year period was primarily attributable to higher selling and general administrative costs, largely driven by the inclusion of Bard, which had a higher selling and administrative spending profile, in the current-year results.
Research and development expense
Research and development expense as a percentage of revenues in the current three-month period was flat compared with the prior-year period. Spending in both periods reflected our continued commitment to invest in new products and platforms.
Acquisitions and other restructurings
Costs relating to acquisitions and other restructurings in the current year's three-month period largely represented integration and restructuring costs incurred due to our acquisition of Bard in the first quarter of 2018. Costs relating to acquisitions and other restructurings in the prior year's three-month period included restructuring and transaction costs incurred due to our acquisition of Bard and integration costs which were largely related to CareFusion. For further disclosures regarding restructuring costs, refer to Note 11 in the Notes to Condensed Consolidated Financial Statements.
Other operating income, net
Other operating income in the current-year period represents the pre-tax gain recognized on BD's sale of its Advanced Bioprocessing business. Additional disclosures regarding this divestiture transaction are provided in Note 10 in the Notes to Condensed Consolidated Financial Statements.
Nonoperating Income
Net interest expense
The components for the three-month periods of fiscal years 2019 and 2018 were as follows:

	Three months ended December 31,
(Millions of dollars)	2018	2017
Interest expense	$(171)	$(158)
Interest income, net	(12)	44
Net interest expense	$(183)	$(114)
Interest expense for the current three-month period primarily reflected the impact of higher levels of debt in the current-year period. The decrease in interest income for the three-month period of fiscal year 2019 reflected higher levels of cash on hand in the prior-year period in anticipation of closing the Bard acquisition at the end of the quarter. The decrease in interest income in the current-year period also reflected the realization of investment losses on assets related to our deferred compensation plans, compared with the realization of gains in the prior-year period. The offsetting movement in the deferred compensation plan liability was recorded in Selling and administrative expense.

Other income (expense), net
The components of Other income (expense), net for the three-month periods of fiscal years 2019 and 2018 were not material to our consolidated financial results.
Income Taxes
The income tax rates for the three-month periods of fiscal years 2019 and 2018 are provided below.

	Three months ended December 31,
	2018	2017
Effective income tax rate	16.1%	230.0%

Impact, in basis points, from specified items	490	21,360
The effective tax rate for the three-month period of fiscal year 2019 reflected the recognition of $51 million of additional tax expense relating to U.S. tax legislation that was enacted in December 2017, compared with additional tax expense of $270 million that was recognized as a result of this legislation in the prior-year period. For further disclosures regarding the finalization of our accounting for this U.S. tax legislation, refer to Note 15 in the Notes to Condensed Consolidated Financial Statements. The current-year period income tax rate also reflected a less favorable tax impact from specified items compared with the benefit associated with specified items recognized in the prior-year period. The effective tax rate for the three-month period of fiscal year 2019 was favorably impacted by the timing of certain discrete items.
Net Income (Loss) and Diluted Earnings (Loss) per Share
Net Income (Loss) and Diluted Earnings (Loss) per Share for the three-month periods of fiscal years 2019 and 2018 were as follows:

	Three months ended December 31,
	2018	2017
Net Income (Loss) (Millions of dollars)	$599	$(136)
Diluted Earnings (Loss) per Share	$2.05	$(0.76)

Unfavorable impact-specified items	$(0.66)	$(2.96)
Dilutive impact of BD shares	$—	$(0.28)
Unfavorable impact-foreign currency translation	$(0.14)

The dilutive impact for the three-month period of fiscal year 2018 includes the unfavorable impacts of BD shares issued through public offerings of equity securities in the third quarter of fiscal year 2017, in anticipation of the Bard acquisition, and BD shares issued as consideration transferred in the first quarter of fiscal year 2018 for the Bard acquisition.

Liquidity and Capital Resources
The following table summarizes our condensed consolidated statements of cash flows:

	Three months ended December 31,
(Millions of dollars)	2018	2017
Net cash provided by (used for)
Operating activities	$245	$320
Investing activities	$299	$(15,203)
Financing activities	$(734)	$1,938
Net Cash Flows from Operating Activities
Cash generated from operations, along with available cash and cash equivalents, is expected to be sufficient to fund our normal operating needs for the remainder of fiscal year 2019. Normal operating needs in fiscal year 2019 include working capital, capital expenditures, and cash dividends.
Cash flows from operating activities in the first three months of fiscal year 2019 reflected net income, adjusted by a change in operating assets and liabilities that was a net use of cash. This net use of cash primarily reflected lower levels of accounts payable and accrued expenses and higher levels of inventory, partially offset by lower levels of trade receivables. Accrued expenses were lower due to the timing and amount of cash paid related to our accrued interest and product liability matters. Cash flows from operating activities in the current-year period additionally reflected a gain of $335 million on our sale of a business, which is further discussed in Note 10 in the Notes to Condensed Consolidated Financial Statements, as well as $200 million of discretionary cash contributions to fund our pension obligation.
Cash flows from operating activities in the prior-year period reflected a net loss as well as a non-cash change to deferred tax asset and liability balances which were remeasured during the prior-year period under new tax legislation, as further discussed above. Cash flows from operating activities in the prior-year period reflected a change in operating assets and liabilities that was a net source of cash, as well as discretionary cash contributions to fund our pension obligation of $112 million.
Net Cash Flows from Investing Activities
Our investments in capital expenditures are focused on projects that enhance our cost structure and manufacturing capabilities, and support our strategy of geographic expansion with select investments in growing markets. Capital expenditure-related cash outflows were $167 million in the first three months of fiscal year 2019, compared with $178 million in the prior-year period. Cash provided by investing activities in the first three months of fiscal years 2019 included $476 million of proceeds from our sale of a business during the period, as further discussed above. Cash outflows for acquisitions in the prior-year period of $14.9 billion related to our acquisition of Bard.

Net Cash Flows from Financing Activities
Net cash from financing activities in the first three months of fiscal years 2019 and 2018 included the following significant cash flows:

	Three months ended December 31,
(Millions of dollars)	2018	2017
Cash inflow (outflow)
Change in credit facility borrowings	$50	$—
Proceeds from long-term debt and term loans	$—	$2,250
Payments of debt and term loans	$(453)	$—
Dividends paid	$(245)	$(210)

Certain measures relating to our total debt were as follows:

(Millions of dollars)	December 31, 2018	September 30, 2018
Total debt	$21,071	$21,496

Short-term debt as a percentage of total debt	15.4%	12.1%
Weighted average cost of total debt	3.3%	3.2%
Total debt as a percentage of total capital*	46.9%	47.8%
*    Represents shareholders’ equity, net non-current deferred income tax liabilities, and debt.
The increase in the ratio of short-term debt as a percentage of total debt at December 31, 2018 was primarily driven by the reclassification of certain notes from long-term to short-term.
Cash and Short-term Investments
At December 31, 2018, total worldwide cash and short-term investments, including restricted cash, were approximately $1.0 billion, which were primarily held in jurisdictions outside of the United States.
Financing Facilities
In September 2018, we entered into a 364-day $750 million senior unsecured term loan facility. Borrowings outstanding under the term loan facility were $260 million at December 31, 2018. We also have a five-year senior unsecured revolving credit facility in place which provides borrowing of up to $2.25 billion. This facility will expire in December 2022. We are able to issue up to $100 million in letters of credit under this new revolving credit facility and it also includes a provision that enables BD, subject to additional commitments made by the lenders, to access up to an additional $500 million in financing through the facility for a maximum aggregate commitment of $2.75 billion. We use proceeds from this facility to fund general corporate needs. Borrowings outstanding under the revolving credit facility were $50 million at December 31, 2018.

The agreements for our term loan and revolving credit facility contained the following financial covenants. We were in compliance with these covenants as of December 31, 2018.

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
We also have informal lines of credit outside the United States. The Company had no commercial paper borrowings outstanding as of December 31, 2018. We may, from time to time, sell certain trade receivable assets to third parties as we manage working capital over the normal course of our business activities.
Access to Capital and Credit Ratings
Our corporate credit ratings with the rating agencies Standard & Poor's Ratings Services, Moody's Investor Service and Fitch Ratings at December 31, 2018 were unchanged compared with our ratings at September 30, 2018.
Lower corporate debt ratings and downgrades of our corporate credit ratings or other credit ratings may increase our cost of borrowing. We believe that given our debt ratings, our financial management policies, our ability to generate cash flow and the non-cyclical, geographically diversified nature of our businesses, we would have access to additional short-term and long-term capital should the need arise. A rating reflects only the view of a rating agency and is not a recommendation to buy, sell or hold securities. Ratings can be revised upward or downward at any time by a rating agency if such rating agency decides that circumstances warrant such a change.
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
Regulatory Matters
In January 2018, BD received a Warning Letter from the U.S. Food and Drug Administration ("FDA"), citing certain alleged violations of quality system regulations and of law with respect to our Preanalytical Systems facility in Franklin Lakes, New Jersey. The Warning Letter states that, until BD resolves the outstanding issues covered by the Warning Letter, the FDA will not clear or approve any premarket submissions for Class III devices to which the non-conformances are reasonably related or grant requests for certificates to foreign governments.  On September 14, 2018, BD received a Warning Letter from the FDA, citing certain alleged violations of quality system regulations and of law BD’s facility located in Franklin, Wisconsin.  In the Warning Letter, FDA stated that BD’s response to the FDA’s prior observations of non-conformance appeared to be adequate, but that several of the actions are still in progress and a follow-up inspection by FDA of the site will be necessary to verify compliance.  BD is working closely with the FDA and intends to fully implement corrective actions to address the concerns identified in the Warning Letters. However, BD cannot give any assurances that the FDA will be satisfied with its responses to the Warning Letters or as to the expected date of resolution of matters included in the Warning Letters. While BD does not believe that the issues identified in the Warning Letters will have a material impact on BD’s operation, no assurances can be given that the resolution of these matters will not have a material adverse effect on BD’s business, results of operations, financial conditions and/or liquidity.
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
The following are some important factors that could cause our actual results to differ from our expectations in any forward-looking statements. For further discussion of certain of these factors, see Item 1A. Risk Factors in our 2018 Annual Report on Form 10-K.

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

•
Difficulties inherent in product development, including the potential inability to successfully continue technological innovation, successfully complete clinical trials, obtain regulatory approvals in the United States and abroad, obtain intellectual property protection for our products, obtain coverage and adequate reimbursement for new products, or gain and maintain market approval of products, as well as the possibility of infringement claims by competitors with respect to patents or other intellectual property rights, all of which can preclude or delay commercialization of a product. Delays in obtaining necessary approvals or clearances from FDA or other regulatory agencies or changes in the regulatory process may also delay product launches and increase development costs.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in information reported since the end of the fiscal year ended September 30, 2018.
Item 4.    Controls and Procedures
An evaluation was carried out by BD’s management, with the participation of BD’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of BD’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of December 31, 2018. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were, as of the end of the period covered by this report, effective and designed to ensure that material information relating to BD and its consolidated subsidiaries would be made known to them by others within these entities.
There were no changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2018 identified in connection with the above-referenced evaluation that have materially affected, or are reasonably likely to materially affect, BD’s internal control over financial reporting. On December 29, 2017, BD completed the acquisition of Bard and in our 2018 Annual Report on Form 10-K, we excluded Bard from our evaluation of internal control over financial reporting. This exclusion was in accordance with the U.S. Securities and Exchange Commission's general guidance that a recently acquired business may be omitted from the assessment scope for up to one year from the date of acquisition. BD has extended its oversight and monitoring processes that support our internal control over financial reporting, as well as our disclosure controls and procedures, to the acquired operations of Bard and we will incorporate Bard into our annual assessment of internal control over financial reporting for our fiscal year ending September 30, 2019.

PART II - OTHER INFORMATION
Item 1.    Legal Proceedings
We are involved, both as a plaintiff and a defendant, in various legal proceedings which arise in the ordinary course of business, including product liability and environmental matters as set forth in our 2018 Annual Report on Form 10-K and in Note 5 of the Notes to Condensed Consolidated Financial Statements in this report. Since September 30, 2018, there have been no material developments with respect to the legal proceedings in which we are involved.
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

Item 1A.    Risk Factors
There were no material changes during the period covered by this report in the risk factors previously disclosed in Part I, Item 1A, of our 2018 Annual Report on Form 10-K.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
The table below sets forth certain information regarding our purchases of common stock of BD during the quarter ended December 31, 2018.
Issuer Purchases of Equity Securities

For the three months ended December 31, 2018	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
October 1 – 31, 2018	1,359	$264.33	—	7,857,742
November 1 – 30, 2018	580	237.77	—	7,857,742
December 1 – 31, 2018	—	—	—	7,857,742
Total	1,939	$256.38	—	7,857,742

(1)
Consists of 1,939 shares purchased during the quarter in open market transactions by the trust relating to BD’s Deferred Compensation and Retirement Benefit Restoration Plan and 1996 Directors’ Deferral Plan.

(2)	Represents shares available under a repurchase program authorized by the Board of Directors on September 24, 2013 for 10 million shares, for which there is no expiration date.

Item 3.    Defaults Upon Senior Securities
Not applicable.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
Not applicable.
Item 6.    Exhibits

Exhibit 3	Restated Certificate of Incorporation, dated as of January 30, 2019.

Exhibit 10.1	Offer letter of Patrick Kaltenbach, dated March 29, 2018.

Exhibit 10.2	Deferred Compensation and Retirement Benefit Restoration Plan, as amended as of January 1, 2019.

Exhibit 31	Certifications of Chief Executive Officer and Chief Financial Officer, pursuant to SEC Rule 13a - 14(a).

Exhibit 32	Certifications of Chief Executive Officer and Chief Financial Officer, pursuant to Rule 13a - 14(b) and Section 1350 of Chapter 63 of Title 18 of the U.S. Code.

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
Dated: February 5, 2019

/s/ Christopher Reidy
Christopher Reidy
Executive Vice President, Chief Financial Officer and Chief Administrative Officer
(Principal Financial Officer)

/s/ Charles Bodner
Charles Bodner
Senior Vice President, Corporate Finance, and Chief Accounting Officer
(Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibits

3	Restated Certificate of Incorporation, dated as of January 30, 2019.
10.1	Offer letter of Patrick Kaltenbach, dated March 29, 2018.
10.2	Deferred Compensation and Retirement Benefit Restoration Plan, as amended as of January 1, 2019.
31	Certifications of Chief Executive Officer and Chief Financial Officer, pursuant to SEC Rule 13a - 14(a).

32	Certifications of Chief Executive Officer and Chief Financial Officer, pursuant to Rule 13a - 14(b) and Section 1350 of Chapter 63 of Title 18 of the U.S. Code.

101
The following materials from this report, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.