Form 10-Q
period 2019-03-31
BECTON DICKINSON & CO
filed 2019-05-09
CIK 10795

Table of Contents

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 001-4802
Becton, Dickinson and Company
(Exact name of registrant as specified in its charter)

New Jersey	22-0760120
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1 Becton Drive, Franklin Lakes, New Jersey 07417-1880	(201) 847-6800
(Address of principal executive offices) (Zip Code)	(Registrant’s telephone number, including area code)
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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common stock, par value $1.00	BDX	New York Stock Exchange
Depositary Shares, each representing a 1/20th interest in a share of 6.125% Cumulative Preferred Stock Series A	BDXA	New York Stock Exchange
0.368% Notes due June 6, 2019	BDX19D	New York Stock Exchange
1.000% Notes due December 15, 2022	BDX22A	New York Stock Exchange
1.900% Notes due December 15, 2026	BDX26	New York Stock Exchange
1.401% Notes due May 24, 2023	BDX23A	New York Stock Exchange
3.020% Notes due May 24, 2025	BDX25	New York Stock Exchange
There were 269,731,903 shares of Common Stock, $1.00 par value, outstanding at March 31, 2019.

BECTON, DICKINSON AND COMPANY
FORM 10-Q
For the quarterly period ended March 31, 2019

ITEM 1. FINANCIAL STATEMENTS
BECTON, DICKINSON AND COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
Millions of dollars

	March 31, 2019	September 30, 2018
Assets	(Unaudited)
Current Assets:
Cash and equivalents	$686	$1,140
Restricted cash	81	96
Short-term investments	10	17
Trade receivables, net	2,279	2,319
Inventories:
Materials	555	510
Work in process	325	297
Finished products	1,748	1,644
	2,627	2,451
Assets held for sale	—	137
Prepaid expenses and other	1,161	1,251
Total Current Assets	6,844	7,411
Property, Plant and Equipment	10,875	10,485
Less allowances for depreciation and amortization	5,402	5,111
Property, Plant and Equipment, Net	5,473	5,375
Goodwill	23,513	23,600
Developed Technology, Net	11,625	12,184
Customer Relationships, Net	3,564	3,723
Other Intangibles, Net	518	534
Other Assets	1,061	1,078
Total Assets	$52,598	$53,904
Liabilities and Shareholders’ Equity
Current Liabilities:
Short-term debt	$3,057	$2,601
Payables and accrued expenses	4,050	4,615
Total Current Liabilities	7,108	7,216
Long-Term Debt	17,556	18,894
Long-Term Employee Benefit Obligations	815	1,056
Deferred Income Taxes and Other	5,810	5,743
Commitments and Contingencies (See Note 5)
Shareholders’ Equity
Preferred stock	2	2
Common stock	347	347
Capital in excess of par value	16,177	16,179
Retained earnings	12,792	12,596
Deferred compensation	23	22
Common stock in treasury - at cost	(6,192)	(6,243)
Accumulated other comprehensive loss	(1,839)	(1,909)
Total Shareholders’ Equity	21,309	20,994
Total Liabilities and Shareholders’ Equity	$52,598	$53,904
Amounts may not add due to rounding.
See notes to condensed consolidated financial statements

BECTON, DICKINSON AND COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
Millions of dollars, except per share data
(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2019	2018	2019	2018
Revenues	$4,195	$4,222	$8,355	$7,302
Cost of products sold	2,221	2,616	4,408	4,143
Selling and administrative expense	1,089	1,056	2,161	1,829
Research and development expense	252	259	510	451
Acquisitions and other restructurings	101	104	191	458
Other operating expense, net	396	—	61	—
Total Operating Costs and Expenses	4,059	4,036	7,332	6,881
Operating Income	136	186	1,024	422
Interest expense	(171)	(185)	(342)	(343)
Interest income	18	4	6	48
Other income (expense), net	20	1	30	(15)
Income Before Income Taxes	3	6	718	111
Income tax (benefit) provision	(17)	18	98	260
Net Income (Loss)	20	(12)	619	(148)
Preferred stock dividends	(38)	(38)	(76)	(76)
Net (loss) income applicable to common shareholders	$(18)	$(50)	$544	$(224)

Basic (Loss) Earnings per Share	$(0.07)	$(0.19)	$2.02	$(0.90)
Diluted (Loss) Earnings per Share	$(0.07)	$(0.19)	$1.98	$(0.90)
Dividends per Common Share	$0.77	$0.75	$1.54	$1.50
Amounts may not add due to rounding.
See notes to condensed consolidated financial statements

BECTON, DICKINSON AND COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Millions of dollars
(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2019	2018	2019	2018
Net Income (Loss)	$20	$(12)	$619	$(148)
Other Comprehensive Income (Loss), Net of Tax
Foreign currency translation adjustments	76	128	42	92
Defined benefit pension and postretirement plans	13	(90)	28	(72)
Cash flow hedges	(1)	(2)	—	(1)
Other Comprehensive Income, Net of Tax	88	36	70	18
Comprehensive Income (Loss)	$108	$24	$689	$(130)
Amounts may not add due to rounding.
See notes to condensed consolidated financial statements

BECTON, DICKINSON AND COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Millions of dollars
(Unaudited)

	Six Months Ended March 31,
	2019	2018
Operating Activities
Net income (loss)	$619	$(148)
Adjustments to net income (loss) to derive net cash provided by operating activities:
Depreciation and amortization	1,126	844
Share-based compensation	152	207
Deferred income taxes	(109)	(400)
Change in operating assets and liabilities	(531)	702
Pension obligation	(202)	(72)
Excess tax benefits from payments under share-based compensation plans	38	56
Gain on sale of business	(335)	—
Product liability-related charge	331	—
Other, net	(63)	(172)
Net Cash Provided by Operating Activities	1,027	1,017
Investing Activities
Capital expenditures	(362)	(391)
Proceeds from sale of investments, net	5	7
Acquisitions of businesses, net of cash acquired	—	(15,006)
Proceeds from divestitures, net	477	100
Other, net	(90)	(84)
Net Cash Provided by (Used for) Investing Activities	30	(15,373)
Financing Activities
Change in credit facility borrowings	—	380
Proceeds from long-term debt and term loans	—	3,622
Payments of debt and term loans	(905)	(1,833)
Dividends paid	(491)	(449)
Other, net	(135)	(155)
Net Cash (Used for) Provided by Financing Activities	(1,532)	1,565
Effect of exchange rate changes on cash and equivalents and restricted cash	5	29
Net decrease in cash and equivalents and restricted cash	(469)	(12,762)
Opening Cash and Equivalents and Restricted Cash	1,236	14,179
Closing Cash and Equivalents and Restricted Cash	$767	$1,417

Non-Cash Investing Activities
Fair value of shares issued as acquisition consideration	$—	$8,004
Fair value of equity awards issued as acquisition consideration	$—	$613
Amounts may not add due to rounding.
See notes to condensed consolidated financial statements

BECTON, DICKINSON AND COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
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
Note 2 – Accounting Changes
New Accounting Principles Adopted
On October 1, 2018, the Company adopted Accounting Standards Codification Topic 606, "Revenue from Contracts with Customers" ("ASC 606") using the modified retrospective method. Under ASC 606, revenue is recognized upon the transfer of control of goods or services to customers and reflects the amount of consideration to which a reporting entity expects to be entitled in exchange for those goods or services. The Company assessed the impact of this new standard on its consolidated financial statements based upon a review of contracts that were not completed as of October 1, 2018. Amounts presented in the Company's financial statements for the prior-year periods have not been revised and are reflective of the revenue recognition requirements which were in effect for those periods. This accounting standard adoption, which is further discussed in Note 6, did not materially impact any line items of the Company's consolidated income statements and balance sheet.
On October 1, 2018, the Company retrospectively adopted an accounting standard update which requires all components of net periodic pension and postretirement benefit costs to be disaggregated from the service cost component and to be presented on the income statement outside a subtotal of income from operations, if one is presented. Upon the Company's adoption of the accounting standard update, which did not have a material impact on its consolidated financial statements, all components of the Company’s net periodic pension and postretirement benefit costs, aside from service cost, are recorded to Other income (expense), net on its consolidated income statements for all periods presented. Revisions of prior-year period amounts were estimated based upon previously disclosed amounts.
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
New Accounting Principle Not Yet Adopted
In February 2016, the FASB issued a new lease accounting standard which requires lessees to recognize lease assets and lease liabilities on the balance sheet.  The new standard also requires expanded disclosures regarding leasing arrangements.  The Company will adopt the standard on October 1, 2019 and continues to evaluate the impact on its consolidated financial statements.

Note 3 – Shareholders' Equity
Changes in certain components of shareholders' equity for the first two quarters of fiscal years 2019 and 2018 were as follows:

	Common Stock Issued at Par Value	Capital in Excess of Par Value	Retained Earnings	Deferred Compensation	Treasury Stock
(Millions of dollars)					Shares (in thousands)	Amount
Balance at September 30, 2018	$347	$16,179	$12,596	$22	(78,463)	$(6,243)
Net income	—	—	599	—	—	—
Common dividends ($0.77 per share)	—	—	(207)	—	—	—
Preferred dividends	—	—	(38)	—	—	—
Common stock issued for share-based compensation and other plans, net	—	(97)	—	2	851	9
Share-based compensation	—	92	—	—	—	—
Common stock held in trusts, net (a)	—	—	—	—	(12)	—
Effect of changes in accounting principles (see Note 2)	—	—	68	—	—	—
Balance at December 31, 2018	$347	$16,174	$13,018	$24	(77,624)	$(6,235)
Net income	—	—	20	—	—	—
Common dividends ($0.77 per share)	—	—	(208)	—	—	—
Preferred dividends	—	—	(38)	—	—	—
Common stock issued for share-based compensation and other plans, net	—	(57)	(1)	(1)	618	42
Share-based compensation	—	60	—	—	—	—
Common stock held in trusts, net (a)	—	—	—	—	50	—
Balance at March 31, 2019	$347	$16,177	$12,792	$23	(76,955)	$(6,192)

	Common Stock Issued at Par Value	Capital in Excess of Par Value	Retained Earnings	Deferred Compensation	Treasury Stock
(Millions of dollars)					Shares (in thousands)	Amount
Balance at September 30, 2017	$347	$9,619	$13,111	$19	(118,745)	$(8,427)
Net loss	—	—	(136)	—	—	—
Common dividends ($0.75 per share)	—	—	(172)	—	—	—
Preferred dividends	—	—	(38)	—	—	—
Common stock issued for acquisition	—	6,487	—	—	37,306	2,121
Common stock issued for share-based compensation and other plans, net	—	(51)	—	—	1,021	(37)
Share-based compensation	—	142	—	—	—	—
Common stock held in trusts, net (a)	—	—	—	—	(27)	—
Balance at December 31, 2017	$347	$16,197	$12,765	$19	(80,445)	$(6,343)
Net loss	—	—	(12)	—	—	—
Common dividends ($0.75 per share)	—	—	(201)	—	—	—
Preferred dividends	—	—	(38)	—	—	—
Common stock issued for acquisition	—	(9)	—	—	—	—
Common stock issued for share-based compensation and other plans, net	—	(94)	(1)	2	943	44
Share-based compensation	—	76	—	—	—	—
Common stock held in trusts, net (a)	—	—	—	—	17	—
Effect of changes in accounting principles (see Note 2)	—	—	103	—	—	—
Balance at March 31, 2018	$347	$16,170	$12,616	$21	(79,485)	$(6,300)

(a)	Common stock held in trusts represents rabbi trusts in connection with deferred compensation under the Company’s employee salary and bonus deferral plan and directors’ deferral plan.
The components and changes of Accumulated other comprehensive income (loss) for the first two quarters of fiscal years 2019 and 2018 were as follows:

(Millions of dollars)	Total	Foreign Currency Translation	Benefit Plans	Cash Flow Hedges
Balance at September 30, 2018	$(1,909)	$(1,162)	$(729)	$(17)
Other comprehensive (loss) income before reclassifications, net of taxes	(32)	(35)	3	(1)
Amounts reclassified into income, net of taxes	14	—	13	1
Balance at December 31, 2018	$(1,927)	$(1,197)	$(714)	$(16)
Other comprehensive income (loss) before reclassifications, net of taxes	74	76	—	(2)
Amounts reclassified into income, net of taxes	14	—	13	1
Balance at March 31, 2019	$(1,839)	$(1,121)	$(701)	$(17)

(Millions of dollars)	Total	Foreign Currency Translation	Benefit Plans	Cash Flow Hedges
Balance at September 30, 2017	$(1,723)	$(1,001)	$(703)	$(18)
Other comprehensive loss before reclassifications, net of taxes	(36)	(36)	—	—
Amounts reclassified into income, net of taxes	18	—	17	1
Balance at December 31, 2017	$(1,740)	$(1,037)	$(686)	$(17)
Other comprehensive income before reclassifications, net of taxes	128	128	—	—
Amounts reclassified into income, net of taxes	11	—	9	2
Tax effects reclassified into retained earnings	(103)	—	(99)	(4)
Balance at March 31, 2018	$(1,704)	$(909)	$(776)	$(20)
The amount of foreign currency translation recognized in other comprehensive income during the three and six months ended March 31, 2019 and 2018 included net (losses) gains relating to net investment hedges, as further discussed in Note 13. During the second quarter of 2018, as permitted under U.S. GAAP guidance, the Company reclassified stranded income tax effects on items within Accumulated other comprehensive income (loss) resulting from the enactment of new U.S. tax legislation to Retained earnings. The reclassified tax effects related to prior service credits and net actuarial losses relating to benefit plans, as well as to terminated cash flow hedges. The tax effects relating to these items are generally recognized as such amounts are amortized into earnings.

Note 4 – Earnings per Share
The weighted average common shares used in the computations of basic and diluted earnings per share (shares in thousands) were as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2019	2018	2019	2018
Average common shares outstanding	269,882	267,341	269,454	248,484
Dilutive share equivalents from share-based plans	—	—	4,975	—
Average common and common equivalent shares outstanding – assuming dilution	269,882	267,341	274,429	248,484

Share equivalents excluded from the diluted shares outstanding calculation because the result would have been antidilutive:
Mandatory convertible preferred stock	11,685	11,685	11,685	11,685
Share-based plans	4,405	6,352	—	5,439
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
Hernia Product Claims
As of March 31, 2019, the Company is defending approximately 6,755 product liability claims involving the Company’s line of hernia repair devices (collectively, the “Hernia Product Claims”). The majority of those claims are currently pending in a coordinated proceeding in Rhode Island State Court, but claims are also pending in other state and/or federal court jurisdictions. In addition, those claims include multiple putative class actions in Canada. Generally, the Hernia Product Claims seek damages for personal injury allegedly resulting from use of the products. From time to time, the Company engages in resolution discussions with plaintiffs’ law firms regarding certain of the Hernia Product Claims, but the Company also intends to vigorously defend Hernia Product Claims that do not settle, including through litigation. Trials are scheduled throughout 2019 in various state and/or federal courts. The Company expects additional trials of Hernia Product Claims to take place over the next 12 months. In August 2018, a new hernia multi-district litigation (“MDL”) was ordered to be established in the Southern District of Ohio. The Company cannot give any assurances that the resolution of the Hernia Product Claims that have not settled, including asserted and unasserted claims and the putative class action lawsuits, will not have a material adverse effect on the Company’s business, results of operations, financial condition and/or liquidity.
Women’s Health Product Claims
As of March 31, 2019, the Company is defending approximately 1,050 product liability claims involving the Company’s line of pelvic mesh devices. The majority of those claims are currently pending in either the federal MDL in the United States District Court for the Southern District of West Virginia, or a coordinated proceeding in New Jersey State Court, but claims are also pending in other state and/or federal court jurisdictions. In addition, those claims include putative class actions filed in the United States. Not included in the figures above are approximately 1,015 filed and unfiled claims that have been asserted or threatened against the Company but lack sufficient information to determine whether a pelvic mesh device of the Company is actually at issue. The claims identified above also include products manufactured by both the Company and two subsidiaries of Medtronic plc (as successor in interest to Covidien plc) (“Medtronic”), each a supplier of the Company. Medtronic has an obligation to defend and indemnify the Company with respect to any product defect liability relating to products its subsidiaries had manufactured. As described below, in July 2015 the Company reached an agreement with Medtronic (which was amended in June 2017) regarding certain aspects of Medtronic’s indemnification obligation. The foregoing lawsuits, unfiled claims, putative class actions, and other claims, together with claims that have settled or are the subject of agreements or agreements in principle to settle, are referred to collectively as the “Women’s Health Product Claims.” The Women’s Health Product Claims generally seek damages for personal injury allegedly resulting from use of the products.
As of March 31, 2019, the Company has reached agreements or agreements in principle with various plaintiffs’ law firms to settle their respective inventories of cases totaling approximately 15,160 of the Women’s Health Product Claims. The Company believes that these Women’s Health Product Claims are not the subject of Medtronic’s indemnification obligation. These settlement agreements and agreements in principle include unfiled and previously unknown claims held by various plaintiffs’ law firms, which are not included in the approximate number of lawsuits set forth in the first paragraph of this section. Each agreement is subject to certain conditions, including requirements for participation in the proposed settlements by a certain minimum number of plaintiffs. The Company continues to engage in discussions with other plaintiffs’ law firms regarding potential resolution of unsettled Women’s Health Product Claims, which may include additional inventory settlements.
Starting in 2014 in the MDL, the court entered certain pre-trial orders requiring trial work up and remand of a significant number of Women’s Health Product Claims, including an order entered in the MDL on January 30, 2018, that requires the work up and remand of all remaining unsettled cases (the “WHP Pre-Trial Orders”). The WHP Pre-Trial Orders may result in material additional costs or trial verdicts in future periods in defending Women’s Health Product Claims. Trials are anticipated throughout 2019 in state courts. A trial in the New Jersey coordinated proceeding began in March 2018, and in April 2018 a jury entered a verdict against the Company in the total amount of $68 million ($33 million compensatory; $35 million punitive). The Company is in the process of appealing that verdict. A consolidated trial involving two plaintiffs is scheduled to begin in September 2019 in the New Jersey coordinated proceeding. The Company expects additional trials of Women’s Health Product Claims to take place over the next 12 months, which may potentially include consolidated trials.
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
Filter Product Claims
As of March 31, 2019, the Company is defending approximately 6,960 product liability claims involving the Company’s line of inferior vena cava filters (collectively, the “Filter Product Claims”). The majority of those claims are currently pending in an MDL in the United States District Court for the District of Arizona, but claims are also pending in other state and/or federal court jurisdictions, including a coordinated proceeding in Arizona State Court. In addition, those claims include putative class actions filed in the United States and Canada. The Filter Product Claims generally seek damages for personal injury allegedly resulting from use of the products. The Company has limited information regarding the nature and quantity of certain of the Filter Product Claims. The Company continues to receive claims and lawsuits and may in future periods learn additional information regarding other unfiled or unknown claims, or other lawsuits, which could materially impact the Company’s estimate of the number of claims or lawsuits against the Company. Trials are scheduled throughout 2019 in the MDL and state courts. On March 30, 2018, a jury in the first MDL trial found the Company liable for negligent failure to warn and entered a verdict in favor of plaintiffs. The jury found the Company was not liable for (a) strict liability design defect; (b) strict liability failure to warn; and (c) negligent design. The Company has appealed that verdict. On June 1, 2018, a jury in the second MDL trial unanimously found in favor of the Company on all claims. On August 17, 2018, the Court entered summary judgment in favor of the Company on all claims in the third MDL trial. On October 5, 2018, a jury in the fourth MDL trial unanimously found in favor of the Company on all claims. The final MDL bellwether trial is scheduled to begin in May 2019. The MDL Court has indicated that as of May 31, 2019, it will no longer accept direct filings or transfers of cases into the Filter Product Claims MDL. The Company expects additional trials of Filter Product Claims may take place over the next 12 months.
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

In July 2017, a civil investigative demand was served by the Department of Justice seeking documents and information relating to an investigation into possible violations of the False Claims Act in connection with the sales and marketing of FloChec® and QuantaFloTM devices. The Company is cooperating with these requests. Since it is not feasible to predict the outcome of these matters, the Company cannot give any assurances that the resolution of these matters will not have a material adverse effect on the Company’s business, results of operations, financial condition and/or liquidity.
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
Litigation Reserves
The Company regularly monitors and evaluates the status of product liability and other legal matters, and may, from time-to-time, engage in settlement and mediation discussions taking into consideration developments in the matters and the risks and uncertainties surrounding litigation. These discussions could result in settlements of one or more of these claims at any time.
In the second quarter of 2019, the Company recorded a pre-tax charge to Other operating expense, net, of approximately $331 million related to certain of the product liability matters discussed above under the heading “Product Liability Matters,” including the related legal defense costs. The Company recorded this charge based on additional information obtained during the quarter, including but not limited to: the allegations and documentation supporting or refuting such allegations; publicly available information regarding similar medical device mass tort settlements; historical information regarding other product liability settlements involving the Company; and the stage of litigation.
Accruals for the Company's product liability claims which are specifically discussed above, as well as the related legal defense costs, amounted to approximately $2.0 billion at both March 31, 2019 and September 30, 2018. As of March 31, 2019 and September 30, 2018, the Company had $80 million and $94 million, respectively, in qualified settlement funds (“QSFs”), subject to certain settlement conditions, for certain product liability matters. Payments to QSFs are recorded as a component of Restricted cash. The Company's expected recoveries related to product liability claims and related legal defense costs were approximately $152 million and $343 million at March 31, 2019 and September 30, 2018, respectively. A substantial amount of these expected recoveries at March 31, 2019 and September 30, 2018 related to the Company’s agreements with Medtronic related to certain Women’s Health Product Claims. During the six months ended March 31, 2019, Medtronic provided the Company with releases from liability for certain claims that were the subject of the agreement discussed further above. Accordingly, adjustments to reduce accruals for the Company's product liability claims, as well as the balance recorded for expected recoveries related to product liability claims, were recorded during the six months ended March 31, 2019.
The terms of the Company’s agreements with Medtronic are substantially consistent with the assumptions underlying, and the manner in which, the Company has recorded expected recoveries related to the indemnification obligation. The expected recoveries at March 31, 2019 related to the indemnification obligation are not in dispute with respect to claims that Medtronic settles pursuant to the agreements. As described above, the agreements do not resolve the dispute between the Company and Medtronic with respect to Women’s Health Product Claims that do not settle, if any, and the Company also may, in its sole discretion, transfer responsibility for settlement of additional Women’s Health Product Claims to Medtronic on similar terms.

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
Effects of Revenue Arrangements on Consolidated Balance Sheet
Due to the nature of the majority of the Company's products and services, the Company typically does not incur costs to fulfill a contract in advance of providing the customer with goods or services. Capitalized contract costs associated with the costs to fulfill contracts for certain products in the Medication Management Solutions organizational unit are immaterial to the Company's consolidated balance sheets. The Company's costs to obtain contracts are comprised of sales commissions which are paid to the Company's employees or third party agents. The majority of the sales commissions incurred by the Company relate to revenue that is recognized over a period that is less than one year and as such, the Company has elected a practical expedient provided under ASC 606 to record the majority of its expense associated with sales commissions as it is incurred. Commissions relating to revenues recognized over a period longer than one year are recorded as assets which are amortized over the period over which the revenues underlying the commissions are recognized. Capitalized contract costs related to such commissions are immaterial to the Company's consolidated balance sheets.

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
Remaining Performance Obligations
The Company's obligations relative to service contracts, which are further discussed above, and pending installations of equipment, primarily in the Company's Medication Management Solutions unit, represent unsatisfied performance obligations of the Company. The revenues under existing and noncancelable contracts which are attributable to products and/or services that have not yet been installed or provided are estimated to be approximately $1.6 billion at March 31, 2019 and the Company expects to recognize the majority of this revenue over the next three years.
Within the Company's Medication Management Solutions, Medication Delivery Solutions, Diagnostic Systems and Biosciences units, some contracts also contain minimum purchase commitments of reagents or other consumables and the future sales of these consumables represent additional unsatisfied performance obligations of the Company. The revenue attributable to the unsatisfied minimum purchase commitment-related performance obligations will be recognized over the customer relationship period, which usually encompasses the current agreement term and subsequent renewal terms.
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
Revenues by segment, organizational unit and geographical areas for the three and six-month periods are detailed below. The Company has no material intersegment revenues. On December 29, 2017, the Company completed its acquisition of C.R. Bard, Inc. ("Bard"), which is further discussed in Note 9. Bard's operating results were included in the Company’s consolidated results of operations beginning on January 1, 2018 and as such, are not included in the financial results detailed below for the first quarter of the prior-year six-month period.

	Three Months Ended March 31,
(Millions of dollars)	2019			2018
	United States	International	Total	United States	International	Total
Medical
Medication Delivery Solutions	$484	$446	$929	$504	$454	$958
Medication Management Solutions	497	118	615	461	120	581
Diabetes Care	137	133	270	131	136	267
Pharmaceutical Systems	93	273	366	82	284	366
Total segment revenues	$1,211	$969	$2,180	$1,178	$994	$2,172

Life Sciences
Preanalytical Systems	$171	$195	$366	$181	$200	$381
Diagnostic Systems	180	209	389	201	209	410
Biosciences	120	177	297	116	191	307
Total segment revenues	$470	$582	$1,052	$498	$600	$1,098

Interventional
Surgery	$271	$75	$345	$276	$75	$351
Peripheral Intervention	194	148	342	194	145	338
Urology and Critical Care	195	80	275	180	84	264
Total segment revenues	$659	$303	$963	$649	$303	$952

Total Company revenues	$2,341	$1,854	$4,195	$2,325	$1,898	$4,222

	Six Months Ended March 31,
(Millions of dollars)	2019			2018
	United States	International	Total	United States	International	Total
Medical
Medication Delivery Solutions	$1,004	$883	$1,887	$874	$826	$1,700
Medication Management Solutions	1,003	236	1,239	932	237	1,168
Diabetes Care	282	261	544	277	267	544
Pharmaceutical Systems	161	485	646	136	475	612
Total segment revenues	$2,450	$1,865	$4,316	$2,218	$1,806	$4,024

Life Sciences
Preanalytical Systems	$371	$387	$758	$366	$391	$756
Diagnostic Systems	355	416	771	367	423	791
Biosciences	228	350	579	224	372	596
Total segment revenues	$954	$1,153	$2,108	$957	$1,186	$2,143

Interventional
Surgery	$545	$148	$693	$428	$99	$528
Peripheral Intervention	385	294	679	198	146	344
Urology and Critical Care	393	168	560	180	84	264
Total segment revenues	$1,323	$609	$1,932	$806	$329	$1,135

Total Company revenues	$4,728	$3,628	$8,355	$3,982	$3,321	$7,302
Segment income for the three and six-month periods was as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
(Millions of dollars)	2019	2018	2019	2018
Income Before Income Taxes
Medical (a) (b)	$599	$588	$1,265	$1,211
Life Sciences	293	336	598	652
Interventional (b)	231	(154)	441	(72)
Total Segment Operating Income	1,123	770	2,303	1,791
Acquisitions and other restructurings	(101)	(104)	(191)	(458)
Net interest expense	(153)	(181)	(336)	(295)
Other unallocated items (c)	(866)	(479)	(1,058)	(926)
Income Before Income Taxes	$3	$6	$718	$111

(a)
The amounts in 2019 include $65 million of estimated remediation costs recorded to Other operating expense, net relating to a recall of a product component, which generally pre-dated the Company's acquisition of CareFusion in fiscal year 2015, within the Medication Management Solutions unit's infusion systems platform.

(b)
The amounts in 2018 included expense of $53 million and $369 million for the Medical and Interventional segments, respectively, related to the recognition of a fair value step-up adjustment of $422 million related to Bard's inventory on the acquisition date.

(c)
Primarily comprised of foreign exchange, certain general and administrative expenses and share-based compensation expense. The amounts in 2019 include a pre-tax charge of $331 million related to certain product liability matters, which is further discussed in Note 5. In addition, the amount for the six months ended March 31, 2019 included the pre-tax gain recognized on the Company's sale of its Advanced Bioprocessing business of approximately $335 million, which is further discussed in Note 10.

Note 8 – Benefit Plans
The Company has defined benefit pension plans covering certain employees in the United States and certain international locations. The measurement date used for these plans is September 30.
Net pension cost included the following components for the three and six months ended March 31:

	Three Months Ended March 31,		Six Months Ended March 31,
(Millions of dollars)	2019	2018	2019	2018
Service cost	$33	$34	$68	$64
Interest cost	26	22	54	41
Expected return on plan assets	(45)	(40)	(91)	(72)
Amortization of prior service credit	(3)	(3)	(7)	(7)
Amortization of loss	19	19	39	39
Settlements	—	2	—	2
Net pension cost	$31	$35	$63	$67
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
Note 9 – Acquisition
Bard
On December 29, 2017, the Company completed its acquisition of Bard. The operating activities of Bard from the acquisition date through December 31, 2017 were not material to the Company’s consolidated results of operations. As such, Bard's operating results were included in the Company’s consolidated results of operations beginning on January 1, 2018. During the first quarter of fiscal year 2019, the Company finalized its allocation of the fair value of consideration transferred to the individual assets acquired and liabilities assumed in this acquisition, which resulted in no material adjustments to the allocation.
Note 10 – Divestiture
The Company completed the sale of its Life Sciences segment's Advanced Bioprocessing business in October 2018 pursuant to a definitive agreement that was signed in September 2018. Assets held for sale on the consolidated balance sheet at September 30, 2018, subject to this agreement, were approximately $137 million. Liabilities held for sale under the agreement were immaterial. The Company recognized a pre-tax gain on the sale of approximately $335 million which was recorded as a component of Other operating expense, net. The historical financial results for the Advanced Bioprocessing business have not been classified as a discontinued operation.

Note 11 – Business Restructuring Charges
The Company incurred restructuring costs during the six months ended March 31, 2019, largely in connection with its acquisition of Bard, which were recorded as Acquisitions and other restructurings. Restructuring liability activity for the six months ended March 31, 2019 was as follows:

(Millions of dollars)	Employee Termination		Other		Total
	Bard	Other Initiatives	Bard (a)	Other Initiatives	Bard	Other Initiatives
Balance at September 30, 2018	$33	$23	$—	$4	$33	$27
Charged to expense	9	8	38	17	47	25
Cash payments	(22)	(11)	(2)	(14)	(24)	(25)
Non-cash settlements	—	—	(36)	(4)	(36)	(4)
Balance at March 31, 2019	$20	$20	—	$3	$20	$23

(a)
Largely represents the cost associated with certain pre-acquisition equity awards of Bard which, to encourage post-acquisition employee retention, were converted to BD equity awards with substantially the same terms and conditions as were applicable under such Bard awards immediately prior to the acquisition date.

Note 12 – Intangible Assets
Intangible assets consisted of:

	March 31, 2019		September 30, 2018
(Millions of dollars)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets
Developed technology	$13,976	$2,352	$13,966	$1,782
Customer relationships	4,586	1,022	4,584	861
Product rights	118	60	121	58
Trademarks	407	93	407	84
Patents and other	407	295	397	288
Amortized intangible assets	$19,495	$3,822	$19,475	$3,073
Unamortized intangible assets
Acquired in-process research and development	$31		$37
Trademarks	2		2
Unamortized intangible assets	$33		$39
Intangible amortization expense for the three months ended March 31, 2019 and 2018 was $376 million and $370 million, respectively. Intangible amortization expense for the six months ended March 31, 2019 and 2018 was $754 million and $505 million, respectively. The increase in intangible amortization expense for the six months ended March 31, 2019 was attributable to assets acquired in the Bard transaction, which is further discussed in Note 9.
The following is a reconciliation of goodwill by business segment:

(Millions of dollars)	Medical	Life Sciences	Interventional	Total
Goodwill as of September 30, 2018	$10,054	$775	$12,771	$23,600
Divestiture-related adjustments	—	3	—	3
Purchase accounting adjustments (a)	(15)	—	(70)	(84)
Currency translation	(3)	(2)	—	(5)
Goodwill as of March 31, 2019	$10,036	$776	$12,701	$23,513

(a)	The purchase accounting adjustments were primarily driven by adjustments to tax-related balances.

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
Foreign Currency Risks and Related Strategies
The Company has foreign currency exposures throughout Europe, Greater Asia, Canada and Latin America. Transactional currency exposures that arise from entering into transactions, generally on an intercompany basis, in non-hyperinflationary countries that are denominated in currencies other than the functional currency are mitigated primarily through the use of forward contracts and currency options. Hedges of the transactional foreign exchange exposures resulting primarily from intercompany payables and receivables are undesignated hedges. As such, the gains or losses on these instruments are recognized immediately in income. These gains and losses are largely offset by gains and losses on the underlying hedged items, as well as the hedging costs associated with the derivative instruments. The net amounts recognized in Other income (expense), net, during the three and six months ended March 31, 2019 and 2018 were immaterial to the Company's consolidated financial results.
The total notional amounts of the Company’s outstanding foreign exchange contracts as of March 31, 2019 and September 30, 2018 were $1.5 billion and $3.1 billion, respectively.
In order to mitigate foreign currency exposure relating to its investments in certain foreign subsidiaries, the Company has designated $2.6 billion of Euro-denominated debt and $327 million of British Pound-denominated debt as net investment hedges. Accordingly, net gains or losses relating to this debt, which are attributable to changes in the foreign currencies to U.S. dollar spot exchange rates, are recorded as accumulated foreign currency translation in Other comprehensive income (loss). Net (losses) gains recorded to Accumulated other comprehensive income (loss) relating to the Company's net investment hedges for the three and six-month periods were as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
(Millions of dollars)	2019	2018	2019	2018
Net (losses) gains on net investment hedges	$(18)	$(103)	$41	$(104)
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
The total notional amount of the Company’s outstanding interest rate swaps designated as fair value hedges was $1.2 billion at March 31, 2019 and September 30, 2018. The outstanding swaps represent fixed-to-floating interest rate swap agreements the Company entered into to convert the interest payments on certain long-term notes from the fixed rate to a floating interest rate based on LIBOR. Changes in the fair value of the interest rate swaps offset changes in the fair value of the fixed rate debt. The amounts recorded during the three and six months ended March 31, 2019 and 2018 for changes in the fair value of these hedges were immaterial to the Company's consolidated financial results.

Other Risk Exposures
The Company purchases resins, which are oil-based components used in the manufacture of certain products. Significant increases in world oil prices that lead to increases in resin purchase costs could impact future operating results. From time to time, the Company has managed price risks associated with these commodity purchases through commodity derivative forward contracts. The Company's outstanding commodity derivative forward contracts at March 31, 2019 were immaterial to the Company's consolidated financial results. The Company had no outstanding commodity derivative forward contracts at September 30, 2018.
Financial Statement Effects
The fair values of derivative instruments outstanding at March 31, 2019 and September 30, 2018 were not material to the Company's consolidated balance sheets.

The amounts reclassified from accumulated other comprehensive income relating to cash flow hedges during the three and six months ended March 31, 2019 and 2018 were not material to the Company's consolidated financial results.

Note 14 – Financial Instruments and Fair Value Measurements
The following reconciles cash and equivalents and restricted cash reported within the Company's consolidated balance sheets at March 31, 2019 and September 30, 2018 to the total of these amounts shown on the Company's consolidated statements of cash flows:

(Millions of dollars)	March 31, 2019	September 30, 2018
Cash and equivalents	$686	$1,140
Restricted cash	81	96
Cash and equivalents and restricted cash	$767	$1,236
Cash equivalents consist of all highly liquid investments with a maturity of three months or less at time of purchase. Restricted cash consists of cash restricted from withdrawal and usage except for certain product liability matters.
The Company’s cash and equivalents includes institutional money market accounts which permit daily redemption and the fair values of these investments are based upon the quoted prices in active markets provided by the holding financial institutions, which are considered Level 1 inputs in the fair value hierarchy. The fair values of these accounts were $25 million and $228 million at March 31, 2019 and September 30, 2018, respectively. The Company’s remaining cash and equivalents, excluding restricted cash, were $661 million and $913 million at March 31, 2019 and September 30, 2018, respectively.
Short-term investments are held to their maturities and are carried at cost, which approximates fair value. The short-term investments consist of instruments with maturities greater than three months and less than one year.
Long-term debt is recorded at amortized cost. The fair value of long-term debt is measured based upon quoted prices in active markets for similar instruments, which are considered Level 2 inputs in the fair value hierarchy. The fair value of long-term debt was $18.2 billion and $18.8 billion at March 31, 2019 and September 30, 2018, respectively. The fair value of the current portion of long-term debt was $3.0 billion and $1.9 billion at March 31, 2019 and September 30, 2018, respectively.
All other instruments measured by the Company at fair value, including derivatives and contingent consideration liabilities, are immaterial to the Company's consolidated balance sheets.
Note 15 – Debt
In March 2019, the Company redeemed an aggregate principal amount of $250 million of its outstanding floating rate senior unsecured U.S. notes due December 29, 2020. Based upon the $249 million carrying value of the notes redeemed and the $250 million the Company paid to redeem the aggregate principal amount of the notes, the Company recorded a loss on this debt extinguishment transaction in the second quarter of fiscal year 2019 of $1 million as Other income (expense), net, on its consolidated statements of income.
Note 16 – Income Taxes
New U.S. tax legislation, which is commonly referred to as the Tax Cuts and Jobs Act (the "Act"), was enacted on December 22, 2017. Upon completing its accounting for the tax effects of the Act during fiscal year 2019, the Company recognized a net charge of $10 million, which is reflected in the Company's consolidated statement of income within Income tax (benefit) provision, to adjust its one-time transition tax liability for all of its foreign subsidiaries. The Company also recorded charges to Income tax (benefit) provision during fiscal year 2019 of $7 million and $2 million, respectively, to adjust the Company's reevaluation of the permanent reinvestment assertion regarding foreign earnings and its re-measurement of deferred tax balances.

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
Overview of Financial Results and Financial Condition
For the three months ended March 31, 2019, worldwide revenues of $4.195 billion decreased 0.6% from the prior-year period which reflected volume growth of over 3%, an unfavorable impact from foreign currency translation of approximately 2.7% and pricing pressures of approximately 0.1%. Revenues for the three months ended March 31, 2019 also reflected an unfavorable impact of approximately 1% which was largely attributable to the Biosciences unit's divestiture of its Advanced Bioprocessing business at the end of October 2018, as is further discussed in Note 10 in the Notes to Condensed Consolidated Financial Statements. Volume growth in the second quarter of fiscal year 2019 was as follows:

•	Medical segment volume growth in the second quarter reflected growth in all of the segment's units, particularly in the Medication Management Solutions unit.

•	Life Sciences segment volume growth in the second quarter was mainly driven by the segment's Preanalytical Systems and Biosciences units.

•	Interventional segment volume growth in the second quarter reflected sales growth in all units, particularly in the Peripheral Intervention unit as well as in the Urology and Critical Care unit.
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
Cash flows from operating activities were $1.027 billion in the first six months of fiscal year 2019. At March 31, 2019, we had $777 million in cash and equivalents and short-term investments, including restricted cash. We continued to return value to our shareholders in the form of dividends. During the first six months of fiscal year 2019, we paid cash dividends of $491 million.
Each reporting period, we face currency exposure that arises from translating the results of our worldwide operations to the U.S. dollar at exchange rates that fluctuate from the beginning of such period. A stronger U.S. dollar, compared to the prior-year period, resulted in an unfavorable foreign currency translation impact to our revenue and earnings during the second quarter of fiscal year 2019.  We evaluate our results of operations on both a reported and a foreign currency-neutral basis, which excludes the impact of fluctuations in foreign currency exchange rates. As exchange rates are an important factor in understanding period-to-period comparisons, we believe the presentation of results on a foreign currency-neutral basis in addition to reported results helps improve investors’ ability to understand our operating results and evaluate our performance in comparison to prior periods. Foreign currency-neutral ("FXN") information compares results between periods as if exchange rates had remained constant period-over-period. We use results on a foreign currency-neutral basis as one measure to evaluate our performance. We calculate foreign currency-neutral percentages by converting our current-period local currency financial results using the prior-period foreign currency exchange rates and comparing these adjusted amounts to our current-period results. These results should be considered in addition to, not as a substitute for, results reported in accordance with U.S. generally accepted accounting principles ("GAAP"). Results on a foreign currency-neutral basis, as we present them, may not be comparable to similarly titled measures used by other companies and are not measures of performance presented in accordance with U.S. GAAP.
Results of Operations
Medical Segment
The following summarizes second quarter Medical revenues by organizational unit:

	Three months ended March 31,
(Millions of dollars)	2019	2018	Total Change	Estimated FX Impact	FXN Change
Medication Delivery Solutions	$929	$958	(3.0)%	(3.2)%	0.2%
Medication Management Solutions	615	581	5.9%	(1.4)%	7.3%
Diabetes Care	270	267	1.1%	(3.4)%	4.5%
Pharmaceutical Systems	366	366	(0.1)%	(4.0)%	3.9%
Total Medical Revenues	$2,180	$2,172	0.4%	(2.9)%	3.3%
Second quarter Medical segment revenues reflected sales growth attributable to the Medication Management Solutions unit's installations of infusion systems and the Diabetes Care unit's global sales of pen needles. Revenues in the Medication Delivery Solutions unit were unfavorably impacted by U.S. distributor inventory adjustments in our hypodermic business during the quarter. This unfavorable impact to the Medication Delivery Solutions unit's revenues in the current quarter was partially offset by growth in sales of vascular management and vascular access devices in Europe.
Medical segment total revenues for the six-month period are below. Revenues in the current-year period were favorably impacted by the inclusion of revenues, resulting from our acquisition of C.R. Bard, Inc. ("Bard") in December 2017, associated with certain Bard products within the Medication Delivery Solutions unit in the first quarter of 2019 but not in the first quarter of the prior-year period as operating activities of the acquired business were not included in our consolidated results of operations until January 1, 2018.

	Six months ended March 31,
(Millions of dollars)	2019	2018	Total Change	Estimated FX Impact	FXN Change
Total Medical Revenues	$4,316	$4,024	7.2%	(2.4)%	9.6%
Medical segment operating income for the three and six-month periods is provided below. Operating income in the current year's six-month period reflects the inclusion of results associated with certain Bard products in the first quarter of 2019, as further discussed above.

	Three months ended March 31,		Six months ended March 31,
(Millions of dollars)	2019	2018	2019	2018
Medical segment operating income	$599	$588	$1,265	$1,211

Segment operating income as % of Medical revenues	27.5%	27.1%	29.3%	30.1%
The Medical segment's operating income in the second quarter was driven by its performance with respect to gross profit margin and operating expenses.

•
Gross profit margin was higher in the second quarter of 2019 as compared with the second quarter of 2018 primarily due to the unfavorable prior-year impact of recognizing a fair value step-up adjustment relating to Bard's inventory on the acquisition date. Gross margin in the second quarter of 2019 was also favorably impacted by lower manufacturing costs resulting from continuous improvement projects which enhanced the efficiency of our operations. These favorable impacts to the Medical segment's gross margin were partially offset by unfavorable foreign currency translation, higher raw material costs and pricing pressures.

•
Selling and administrative expense as a percentage of revenues was slightly higher in the second quarter of 2019 as compared with the prior-year period primarily due to higher general administrative expenses.

•	Research and development expense as a percentage of revenues was lower in the second quarter of 2019 as compared with the second quarter of 2018.

•
The Medical segment's operating income in the second quarter of 2019 additionally reflected the estimated cumulative costs of a product recall of $65 million recorded within Other operating expense, net. The recall relates to a product component, which generally pre-dated the Company's acquisition of CareFusion in fiscal year 2015, within the Medication Management Solutions unit's infusion systems platform.

Life Sciences Segment
The following summarizes second quarter Life Sciences revenues by organizational unit:

	Three months ended March 31,
(Millions of dollars)	2019	2018	Total Change	Estimated FX Impact	FXN Change
Preanalytical Systems	$366	$381	(4.1)%	(3.9)%	(0.2)%
Diagnostic Systems	389	410	(5.1)%	(3.0)%	(2.1)%
Biosciences	297	307	(3.0)%	(3.0)%	—%
Total Life Sciences Revenues	$1,052	$1,098	(4.2)%	(3.3)%	(0.9)%
The Life Sciences segment's revenues in the second quarter reflected an unfavorable comparison of the Diagnostic System unit's current-period U.S. revenues to the prior-year period, which benefited from a more severe influenza season. This unfavorable comparison in the Diagnostic Systems unit was partially offset by growth in the unit's sales of core microbiology products as well as continued strength in sales of the unit's BD MAXTM molecular platform. The Preanalytical Systems unit's second quarter revenues reflected growth in sales of core products in emerging markets but were unfavorably impacted by higher than anticipated customer rebate and incentive fees which related to a prior fiscal year. Second quarter revenues in the Biosciences unit reflected growth in research reagent and instrument sales, as well as licensing revenues, but were unfavorably impacted by the divestiture of the Advanced Bioprocessing business, as previously discussed. The Biosciences unit's results for the prior-year period included revenues associated with the Advanced Bioprocessing business of $22 million.
Life Sciences segment total revenues for the six-month period were as follows:

	Six months ended March 31,
(Millions of dollars)	2019	2018	Total Change	Estimated FX Impact	FXN Change
Total Life Sciences Revenues	$2,108	$2,143	(1.6)%	(2.6)%	1.0%
Life Sciences segment operating income for the three and six-month periods was as follows:

	Three months ended March 31,		Six months ended March 31,
(Millions of dollars)	2019	2018	2019	2018
Life Sciences segment operating income	$293	$336	$598	$652

Segment operating income as % of Life Sciences revenues	27.8%	30.6%	28.4%	30.4%
The Life Sciences segment's operating income in the second quarter was driven by its performance with respect to gross profit margin and operating expenses.

•
Gross profit margin in the second quarter of fiscal year 2019 was lower compared with the second quarter of 2018 primarily due to unfavorable foreign currency translation and an unfavorable impact from product mix as a result of the less severe flu season in the current-year period. Second quarter gross margin was also unfavorably impacted by customer rebate and incentive fees, as previously discussed above. These unfavorable impacts to the Life Sciences segment's gross margin were partially offset by licensing revenues, which are noted above, and lower manufacturing costs resulting from continuous improvement projects which enhanced the efficiency of our operations.

•
Selling and administrative expense as a percentage of revenues in the second quarter of 2019 was relatively flat compared with the prior-year period as unfavorable foreign currency translation was offset by the timing of certain selling and general administrative expenses.

•	Research and development expense as a percentage of revenues was slightly higher in the second quarter of 2019 as compared with the second quarter of 2018.
Interventional Segment
The following summarizes second quarter Interventional revenues by organizational unit:

	Three months ended March 31,
(Millions of dollars)	2019	2018	Total Change	Estimated FX Impact	FXN Change
Surgery	$345	$351	(1.5)%	(1.2)%	(0.3)%
Peripheral Intervention	342	338	1.1%	(2.7)%	3.8%
Urology and Critical Care	275	264	4.5%	(1.5)%	6.0%
Total Interventional Revenues	$963	$952	1.1%	(1.8)%	2.9%
The Interventional segment's revenues in the second quarter reflected growth in the Peripheral Intervention unit's emerging market sales. This growth in the Peripheral Intervention unit was partially offset by an unfavorable impact related to a recent letter from the U.S. Food and Drug Administration ("FDA") to healthcare professionals regarding the use of paclitaxel-coated devices in the treatment of peripheral artery disease, which impacted sales of our drug-coated balloon products. The Urology and Critical Care unit's second quarter revenues were driven by growth in sales of acute urology products and sales by the unit's home care and targeted temperature management businesses. Second quarter revenues in the Surgery unit reflected an unfavorable comparison to the prior-year period, which included sales related to the unit's release of backordered supply to the market following Hurricane Maria. The impact of this unfavorable comparison was partially offset by growth in sales of the Surgery unit's biosurgery and infection prevention products.
Interventional segment total revenues for the six-month period are provided below. Revenues in the current-year period were favorably impacted by the inclusion of revenues associated with Bard's products in the segment's results for the first quarter of 2019, as further discussed above.

	Six months ended March 31,
(Millions of dollars)	2019	2018	Total Change	Estimated FX Impact	FXN Change
Total Interventional Revenues	$1,932	$1,135	70.2%	(2.3)%	72.5%
Interventional segment operating income for the three and six-month periods is provided below. Operating income in the current year's six-month period reflects the inclusion of Bard results in the first quarter of 2019, as further discussed above.

	Three months ended March 31,		Six months ended March 31,
(Millions of dollars)	2019	2018	2019	2018
Interventional segment operating income	$231	$(154)	$441	$(72)

Segment operating income as % of Interventional revenues	24.0%	(16.2)%	22.8%	(6.4)%
The Interventional segment's operating income in the second quarter was driven by its performance with respect to gross profit margin and operating expenses.

•
Gross profit margin was higher in the second quarter of 2019 as compared with the second quarter of 2018 primarily due to the unfavorable prior-year impact of recognizing a fair value step-up adjustment relating to Bard's inventory on the acquisition date.

•	Selling and administrative expense as a percentage of revenues in the second quarter of 2019 was relatively flat compared with the prior-year period.

•	Research and development expense as a percentage of revenues was lower in the second quarter of 2019 as compared with the second quarter of 2018.

Geographic Revenues
BD’s worldwide second quarter revenues by geography were as follows:

	Three months ended March 31,
(Millions of dollars)	2019	2018	Total Change	Estimated FX Impact	FXN Change
United States	$2,341	$2,325	0.7%	—%	0.7%
International	1,854	1,898	(2.3)%	(6.1)%	3.8%
Total Revenues	$4,195	$4,222	(0.6)%	(2.7)%	2.1%
Second quarter U.S. revenue growth was driven by revenues in the Medical segment's Medication Management Solutions unit, the Life Sciences segment's Biosciences unit and the Interventional segment's Urology and Critical Care unit. U.S. revenue growth in the second quarter of 2019 was unfavorably impacted by results in the Medical segment's Medication Delivery Solutions unit and the Life Sciences segment's Diagnostic Systems, as previously noted in the discussions above.
International revenues in the second quarter of 2019 reflected growth in all three segments. Second quarter international revenue growth in the Medical segment was particularly driven by growth in the Medication Delivery Solutions unit. Second quarter international revenue growth was also largely driven by the Life Sciences segment's Diagnostic Systems unit and the Interventional segment's Peripheral Intervention unit.
Emerging market revenues for the second quarter were $637 million, compared with $631 million in the prior year’s quarter. Emerging market revenues in the current-year period also included an estimated $48 million unfavorable impact due to foreign currency translation. Second quarter revenue growth in emerging markets was particularly driven by sales in China and EMA.
Specified Items
Reflected in the financial results for the three and six-month periods of fiscal years 2019 and 2018 were the following specified items:

	Three months ended March 31,		Six months ended March 31,
(Millions of dollars)	2019	2018	2019	2018
Integration costs (a)	$70	$79	$143	$153
Restructuring costs (a)	31	19	72	255
Transaction costs (a)	1	7	2	51
Financing impacts (b)	—	—	—	49
Purchase accounting adjustments (c)	379	790	757	925
Transaction gain/loss and product-related matters (d)	396	—	61	—
European regulatory initiative-related costs (e)	10	—	15	—
Hurricane recovery costs	—	5	—	12
Losses on debt extinguishment (f)	1	13	1	13
Total specified items	888	912	1,051	1,457
Less: tax impact of specified items and tax reform (g)	160	137	143	2
After-tax impact of specified items	$729	$775	$908	$1,455

(a)	Represents integration, restructuring and transaction costs which are primarily recorded in Acquisitions and other restructurings and are further discussed below.

(b)	Represents financing impacts associated with the Bard acquisition, which were recorded in Interest income and Interest expense.

(c)
Primarily represents non-cash amortization expense associated with acquisition-related identifiable intangible assets. BD’s amortization expense is primarily recorded in Cost of products sold. The amounts in 2018 also included a fair value step-up adjustment of $422 million relating to Bard's inventory on the acquisition date.

(d)
Represents amounts recorded to Other operating expense, net relating to certain product liability matters and the estimated cost of a product recall, as further discussed below. The amount in the six-month period also included the pre-tax gain recognized in Other operating expense, net on BD's sale of its Advanced Bioprocessing business, which is further discussed below.

(e)
Represents initial costs required to develop processes and systems to comply with emerging regulations such as the European Union Medical Device Regulation ("EUMDR") and General Data Protection Regulation ("GDPR"). These costs were recorded in Cost of products sold and Research and development expense.

(f)	Represents losses recognized in Other income (expense), net upon our extinguishment of certain long-term senior notes.

(g)
The amounts in the six-month periods of fiscal years 2019 and 2018 included additional tax expense, net, of $20 million and $275 million, respectively relating to new U.S. tax legislation, as further discussed below.

Gross Profit Margin
Gross profit margin for the three and six-month periods of fiscal year 2019 compared with the prior-year periods in 2018 reflected the following impacts:

	Three-month period	Six-month period
March 31, 2018 gross profit margin %	38.0%	43.3%
Impact of purchase accounting adjustments and other specified items	10.1%	3.9%
Operating performance	—%	1.0%
Foreign currency translation	(1.0)%	(1.0)%
March 31, 2019 gross profit margin %	47.1%	47.2%
The impact of purchase accounting adjustments and other specified items on the current-year three and six-month periods was favorable due to a comparison to the prior-year periods, which included the recognition of fair value step-up adjustment relating to Bard's inventory on the acquisition date, as previously discussed above. Operating performance for the three-month period primarily reflected lower manufacturing costs resulting from continuous operations improvement projects, as discussed above, offset by the unfavorable impacts of higher raw material costs and pricing pressures. Operating performance in the current-year six-month period primarily reflected the favorable impact of Bard on product mix and lower manufacturing costs resulting from continuous operations improvement projects, partially offset by higher raw material costs and pricing pressures.
Operating Expenses
A summary of operating expenses for the three and six-month periods of fiscal years 2019 and 2018 is as follows:

	Three months ended March 31,		Increase (decrease) in basis points	Six months ended March 31,		Increase (decrease) in basis points
	2019	2018		2019	2018
(Millions of dollars)
Selling and administrative expense	$1,089	$1,056		$2,161	$1,829
% of revenues	25.9%	25.0%	90	25.9%	25.0%	90

Research and development expense	$252	$259		$510	$451
% of revenues	6.0%	6.1%	(10)	6.1%	6.2%	(10)

Acquisitions and other restructurings	$101	$104		$191	$458

Other operating expense, net	$396	$—		$61	$—
Selling and administrative expense
The increase in selling and administrative expense as a percentage of revenues in the current three-month period primarily reflected certain one-time selling and general administrative expenses. The increase in selling and administrative expense as a percentage of revenues in the current six-month period compared with the prior-year period primarily reflected higher selling and general administrative costs attributable to Bard, which had a higher selling and administrative spending profile, in the current-year's first quarter results.

Research and development expense
Research and development expense as a percentage of revenues in the current three and six-month periods was relatively flat compared with the prior-year periods. Spending in both the current and prior-year periods reflected our continued commitment to invest in new products and platforms.
Acquisitions and other restructurings
Costs relating to acquisitions and other restructurings in the current year's three and six-month periods largely represented integration and restructuring costs incurred due to our acquisition of Bard in the first quarter of 2018. Costs relating to acquisitions and other restructurings in the prior year's three and six-month periods included restructuring, integration and transaction costs incurred due to our acquisition of Bard as well as integration and restructuring costs related to our CareFusion acquisition and other portfolio rationalization initiatives. For further disclosures regarding restructuring costs, refer to Note 11 in the Notes to Condensed Consolidated Financial Statements.
Other operating expense, net
Other operating expense in the current three-month period included a charge of approximately $331 million relating to certain product liability matters as further discussed in Note 5 in the Notes to Condensed Consolidated Financial Statements. The amounts also included the estimated costs of $65 million relating to a product recall in the Medical segment, as previously discussed above. Net other operating expense in the current six-month period additionally included the pre-tax gain of $335 million recognized on BD's sale of its Advanced Bioprocessing business. Additional disclosures regarding this divestiture transaction are provided in Note 10 in the Notes to Condensed Consolidated Financial Statements.
Nonoperating Income
Net interest expense
The components for the three and six-month periods of fiscal years 2019 and 2018 were as follows:

	Three months ended March 31,		Six months ended March 31,
(Millions of dollars)	2019	2018	2019	2018
Interest expense	$(171)	$(185)	$(342)	$(343)
Interest income	18	4	6	48
Net interest expense	$(153)	$(181)	$(336)	$(295)
Interest expense in the current year's three and six-month periods was relatively flat compared with the prior-year periods.
Interest income was not material to our consolidated financial results in the current and prior-year three-month periods. The decrease in interest income for the six-month period of fiscal year 2019 reflected higher levels of cash on hand in the first quarter of fiscal year 2018 in anticipation of closing the Bard acquisition at the end of the quarter.
Other income (expense), net
The components of Other income (expense), net for the three and six-month periods of fiscal years 2019 and 2018 were not material to our consolidated financial results.
Income Taxes
The income tax rates for the three and six-month periods of fiscal years 2019 and 2018 are provided below.

	Three months ended March 31,		Six months ended March 31,
	2019	2018	2019	2018
Effective income tax rate	(540.4)%	288.8%	13.7%	233.3%

Impact, in basis points, from specified items	(55,640)	27,190	10	21,660
The effective income tax rate for the three-month period of fiscal year 2019 reflected a more favorable tax impact from specified items compared with the benefit associated with specified items recognized in the prior-year period. The effective income tax rate for the six-month period of fiscal year 2019 reflected a favorable impact relating to the timing of certain discrete items, as well as the recognition of $20 million of additional tax expense relating to U.S. tax legislation that was enacted in December 2017, compared with additional tax expense of $275 million that was recognized as a result of this legislation in the prior-year period. For further disclosures regarding the finalization of our accounting for this U.S. tax legislation, refer to Note 16 in the Notes to Condensed Consolidated Financial Statements.
Net Income (Loss) and Diluted Earnings (Loss) per Share
Net Income (Loss) and Diluted Earnings (Loss) per Share for the three and six-month periods of fiscal years 2019 and 2018 were as follows:

	Three months ended March 31,		Six months ended March 31,
	2019	2018	2019	2018
Net Income (Loss) (Millions of dollars)	$20	$(12)	$619	$(148)
Diluted (Loss) Earnings per Share	$(0.07)	$(0.19)	$1.98	$(0.90)

Unfavorable impact-specified items	$(2.70)	$(2.90)	$(3.31)	$(5.86)
Dilutive impact of BD shares	$0.04	$0.06	$—	$(0.20)
Unfavorable impact-foreign currency translation	$(0.25)		$(0.39)
The dilutive impacts for the three-month periods of fiscal years 2019 and 2018, as well as for the six-month period of fiscal year 2018, included the impact of share equivalents associated with share-based plans that were excluded from the reported diluted shares outstanding calculation because the result would have been antidilutive. The dilutive impact for the six-month period of fiscal year 2018 additionally included the unfavorable impact of BD shares issued through public offerings of equity securities in the third quarter of fiscal year 2017, in anticipation of the Bard acquisition, and BD shares issued as consideration transferred in the first quarter of fiscal year 2018 for the Bard acquisition.
Liquidity and Capital Resources
The following table summarizes our condensed consolidated statements of cash flows:

	Six months ended March 31,
(Millions of dollars)	2019	2018
Net cash provided by (used for)
Operating activities	$1,027	$1,017
Investing activities	$30	$(15,373)
Financing activities	$(1,532)	$1,565
Net Cash Flows from Operating Activities
Cash generated from operations, along with available cash and cash equivalents, is expected to be sufficient to fund our normal operating needs for the remainder of fiscal year 2019. Normal operating needs in fiscal year 2019 include working capital, capital expenditures, and cash dividends.
Cash flows from operating activities in the first six months of fiscal year 2019 reflected net income, adjusted by a change in operating assets and liabilities that was a net use of cash. This net use of cash primarily reflected lower levels of accounts payable and accrued expenses and higher levels of inventory, partially offset by lower levels of prepaid expenses and trade receivables. Accounts payable and accrued expenses were lower primarily due to the timing and amount of cash paid related to our product liability matters and income taxes payable. Cash flows from operating activities in the current-year period were adjusted by the charge of $331 million relating to certain product liability matters, which is noted above and further discussed in Note 5 in the Notes to Condensed Consolidated Financial Statements. Cash flows from operating activities in the current-year period additionally reflected a gain of $335 million on our sale of a business, which is further discussed in Note 10 in the Notes to Condensed Consolidated Financial Statements, as well as $200 million of discretionary cash contributions to fund our pension obligation.
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

Net Cash Flows from Investing Activities
Our investments in capital expenditures are focused on projects that enhance our cost structure and manufacturing capabilities, and support our strategy of geographic expansion with select investments in growing markets.  Capital expenditure-related cash outflows were $362 million in the first six months of fiscal year 2019, compared with $391 million in the prior-year period. Cash provided by investing activities in the first six months of fiscal year 2019 included $477 million of proceeds from our sale of a business during the period, as further discussed above, compared with $100 million of proceeds from divestitures in the prior-year period. Cash outflows for acquisitions in the prior-year period of $15.0 billion related to our acquisition of Bard.
Net Cash Flows from Financing Activities
Net cash from financing activities in the first six months of fiscal years 2019 and 2018 included the following significant cash flows:

	Six months ended March 31,
(Millions of dollars)	2019	2018
Cash inflow (outflow)
Change in credit facility borrowings	$—	$380
Proceeds from long-term debt and term loans	$—	$3,622
Payments of debt and term loans	$(905)	$(1,833)
Dividends paid	$(491)	$(449)
Certain measures relating to our total debt were as follows:

(Millions of dollars)	March 31, 2019	September 30, 2018
Total debt	$20,613	$21,496

Short-term debt as a percentage of total debt	14.8%	12.1%
Weighted average cost of total debt	3.3%	3.2%
Total debt as a percentage of total capital*	46.5%	47.8%
*    Represents shareholders’ equity, net non-current deferred income tax liabilities, and debt.
The increase in the ratio of short-term debt as a percentage of total debt at March 31, 2019 was primarily driven by the reclassification of certain notes from long-term to short-term.
Cash and Short-term Investments
At March 31, 2019, total worldwide cash and short-term investments, including restricted cash, were approximately $777 million, which were primarily held in jurisdictions outside of the United States.
Financing Facilities
In September 2018, we entered into a 364-day $750 million senior unsecured term loan facility. Borrowings outstanding under the term loan facility were $60 million at March 31, 2019. We also have a five-year senior unsecured revolving credit facility in place which provides borrowing of up to $2.25 billion. This facility will expire in December 2022. We are able to issue up to $100 million in letters of credit under this new revolving credit facility and it also includes a provision that enables BD, subject to additional commitments made by the lenders, to access up to an additional $500 million in financing through the facility for a maximum aggregate commitment of $2.75 billion. We use proceeds from this facility to fund general corporate needs. There were no borrowings outstanding under the revolving credit facility at March 31, 2019.
The agreements for our term loan and revolving credit facility contained the following financial covenants. We were in compliance with these covenants as of March 31, 2019.

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
We also have informal lines of credit outside the United States. The Company had no commercial paper borrowings outstanding as of March 31, 2019. We may, from time to time, sell certain trade receivable assets to third parties as we manage working capital over the normal course of our business activities.
Access to Capital and Credit Ratings
Our corporate credit ratings with the rating agencies Standard & Poor's Ratings Services, Moody's Investor Service and Fitch Ratings at March 31, 2019 were unchanged compared with our ratings at September 30, 2018.
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
Regulatory Matters

In January 2018, BD received a Warning Letter from the U.S. Food and Drug Administration ("FDA"), citing certain alleged violations of quality system regulations and of law with respect to our Preanalytical Systems facility in Franklin Lakes, New Jersey. The Warning Letter states that, until BD resolves the outstanding issues covered by the Warning Letter, the FDA will not clear or approve any premarket submissions for Class III devices to which the non-conformances are reasonably related or grant requests for certificates to foreign governments. BD is working closely with the FDA and intends to fully implement corrective actions to address the concerns identified in the Warning Letter. However, BD cannot give any assurances that the FDA will be satisfied with its responses to the Warning Letter or as to the expected date of resolution of matters included in the Warning Letter. While BD does not believe that the issues identified in the Warning Letter will have a material impact on BD’s operation, no assurances can be given that the resolution of this matter will not have a material adverse effect on BD’s business, results of operations, financial conditions and/or liquidity.

In September 2018, BD received a Warning Letter from the FDA, citing certain alleged violations of quality system regulations and of law at BD’s facility located in Franklin, Wisconsin.  This Warning Letter was closed by the FDA in February 2019.
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

•
The effects of events that adversely impact our supply chain, including our ability to manufacture our products (particularly where production of a product line is concentrated in one or more plants) or source materials or components from suppliers (including sole-source suppliers) that are needed for such manufacturing, or our ability to provide products to our customers, including events that impact key distributors.

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

•
Product efficacy or safety concerns regarding our products resulting in product holds or recalls, regulatory action on the part of the FDA or foreign counterparts (including restrictions on future product clearances and civil penalties), declining sales and product liability claims, and damage to our reputation. As a result of the CareFusion acquisition, we are operating under a consent decree with the FDA relating to our U.S. infusion pump business. The consent decree authorizes the FDA, in the event of any violations in the future, to order us to cease manufacturing and distributing products, recall products or take other actions, and we may be required to pay significant monetary damages if we fail to comply with any provision of the consent decree. Also, in March 2019, the FDA issued a letter to healthcare professionals regarding the use of paclitaxel-coated devices in the treatment of peripheral artery disease, advising clinicians to consider using alternative options. We estimate that the FDA letter will lead to a fifty percent decrease in sales of BD’s drug-coated balloons for the balance of fiscal year 2019 compared to our original forecast, although the actual impact could be greater. The extent and duration of the impact from the FDA letter beyond fiscal year 2019 is difficult to predict, and no assurance can be given that it will not have a material impact on our results of operations in future periods.

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
Item 4.    Controls and Procedures
An evaluation was carried out by BD’s management, with the participation of BD’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of BD’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of March 31, 2019. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were, as of the end of the period covered by this report, effective and designed to ensure that material information relating to BD and its consolidated subsidiaries would be made known to them by others within these entities.
There were no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2019 identified in connection with the above-referenced evaluation that have materially affected, or are reasonably likely to materially affect, BD’s internal control over financial reporting. On December 29, 2017, BD completed the acquisition of Bard and in our 2018 Annual Report on Form 10-K, we excluded Bard from our evaluation of internal control over financial reporting. This exclusion was in accordance with the U.S. Securities and Exchange Commission's general guidance that a recently acquired business may be omitted from the assessment scope for up to one year from the date of acquisition. BD has extended its oversight and monitoring processes that support our internal control over financial reporting, as well as our disclosure controls and procedures, to the acquired operations of Bard and we will incorporate Bard into our annual assessment of internal control over financial reporting for our fiscal year ending September 30, 2019.

PART II - OTHER INFORMATION
Item 1.    Legal Proceedings
We are involved, both as a plaintiff and a defendant, in various legal proceedings which arise in the ordinary course of business, including product liability and environmental matters as set forth in our 2018 Annual Report on Form 10-K and in Note 5 of the Notes to Condensed Consolidated Financial Statements in this report. Since December 31, 2018, there have been no material developments with respect to the legal proceedings in which we are involved.
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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
The table below sets forth certain information regarding our purchases of common stock of BD during the quarter ended March 31, 2019.
Issuer Purchases of Equity Securities

For the three months ended March 31, 2019	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
January 1 – 31, 2019	—	$—	—	7,857,742
February 1 – 28, 2019	676	246.60	—	7,857,742
March 1 – 31, 2019	—	—	—	7,857,742
Total	676	$246.60	—	7,857,742

(1)
Consists of 676 shares purchased during the quarter in open market transactions by the trust relating to BD’s Deferred Compensation and Retirement Benefit Restoration Plan and 1996 Directors’ Deferral Plan.

(2)	Represents shares available under a repurchase program authorized by the Board of Directors on September 24, 2013 for 10 million shares, for which there is no expiration date.

Item 3.    Defaults Upon Senior Securities
Not applicable.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
Not applicable.
Item 6.    Exhibits

Exhibit 10.1	Offer letter of Patrick Kaltenbach, dated March 29, 2018.

Exhibit 31	Certifications of Chief Executive Officer and Chief Financial Officer, pursuant to SEC Rule 13a - 14(a).

Exhibit 32	Certifications of Chief Executive Officer and Chief Financial Officer, pursuant to Rule 13a - 14(b) and Section 1350 of Chapter 63 of Title 18 of the U.S. Code.

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
Dated: May 9, 2019

/s/ Christopher Reidy
Christopher Reidy
Executive Vice President, Chief Financial Officer and Chief Administrative Officer
(Principal Financial Officer)

/s/ Charles Bodner
Charles Bodner
Senior Vice President, Corporate Finance, and Chief Accounting Officer
(Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibits

10.1	Offer letter of Patrick Kaltenbach, dated March 29, 2018.
31	Certifications of Chief Executive Officer and Chief Financial Officer, pursuant to SEC Rule 13a - 14(a).

32	Certifications of Chief Executive Officer and Chief Financial Officer, pursuant to Rule 13a - 14(b) and Section 1350 of Chapter 63 of Title 18 of the U.S. Code.

101
The following materials from this report, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.