Form 10-Q
period 2019-06-30
BECTON DICKINSON & CO
filed 2019-08-06
CIK 10795

Table of Contents

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 001-4802
Becton, Dickinson and Company
(Exact name of registrant as specified in its charter)

New Jersey				22-0760120
(State or other jurisdiction of incorporation or organization)				(I.R.S. Employer Identification No.)

1 Becton Drive,	Franklin Lakes,	New Jersey	07417-1880	(201)	847-6800
(Address of principal executive offices) (Zip Code)				(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common stock, par value $1.00	BDX	New York Stock Exchange
Depositary Shares, each representing 1/20th of a share of 6.125% Cumulative Preferred Stock Series A	BDXA	New York Stock Exchange
1.000% Notes due December 15, 2022	BDX22A	New York Stock Exchange
1.900% Notes due December 15, 2026	BDX26	New York Stock Exchange
1.401% Notes due May 24, 2023	BDX23A	New York Stock Exchange
3.020% Notes due May 24, 2025	BDX25	New York Stock Exchange
0.174% Notes due June 4, 2021	BDX/21	New York Stock Exchange
0.632% Notes due June 4, 2023	BDX/23A	New York Stock Exchange
1.208% Notes due June 4, 2026	BDX/26A	New York Stock Exchange
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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
There were 269,954,141 shares of Common Stock, $1.00 par value, outstanding at June 30, 2019.

BECTON, DICKINSON AND COMPANY
FORM 10-Q
For the quarterly period ended June 30, 2019

ITEM 1. FINANCIAL STATEMENTS
BECTON, DICKINSON AND COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
Millions of dollars

	June 30, 2019	September 30, 2018
Assets	(Unaudited)
Current Assets:
Cash and equivalents	$523	$1,140
Restricted cash	71	96
Short-term investments	12	17
Trade receivables, net	2,220	2,319
Inventories:
Materials	569	510
Work in process	317	297
Finished products	1,743	1,644
	2,629	2,451
Assets held for sale	—	137
Prepaid expenses and other	1,326	1,251
Total Current Assets	6,781	7,411
Property, Plant and Equipment	11,040	10,485
Less allowances for depreciation and amortization	5,491	5,111
Property, Plant and Equipment, Net	5,550	5,375
Goodwill	23,498	23,600
Developed Technology, Net	11,334	12,184
Customer Relationships, Net	3,507	3,723
Other Intangibles, Net	500	534
Other Assets	1,063	1,078
Total Assets	$52,233	$53,904
Liabilities and Shareholders’ Equity
Current Liabilities:
Short-term debt	$2,168	$2,601
Payables and accrued expenses	4,069	4,615
Total Current Liabilities	6,237	7,216
Long-Term Debt	18,016	18,894
Long-Term Employee Benefit Obligations	862	1,056
Deferred Income Taxes and Other	5,621	5,743
Commitments and Contingencies (See Note 5)
Shareholders’ Equity
Preferred stock	2	2
Common stock	347	347
Capital in excess of par value	16,227	16,179
Retained earnings	12,997	12,596
Deferred compensation	23	22
Common stock in treasury - at cost	(6,201)	(6,243)
Accumulated other comprehensive loss	(1,897)	(1,909)
Total Shareholders’ Equity	21,497	20,994
Total Liabilities and Shareholders’ Equity	$52,233	$53,904
Amounts may not add due to rounding.
See notes to condensed consolidated financial statements

BECTON, DICKINSON AND COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Millions of dollars, except per share data
(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2019	2018	2019	2018
Revenues	$4,350	$4,278	$12,706	$11,581
Cost of products sold	2,276	2,262	6,684	6,405
Selling and administrative expense	1,076	1,086	3,238	2,915
Research and development expense	282	277	792	727
Acquisitions and other restructurings	90	142	281	600
Other operating expense, net	—	—	61	—
Total Operating Costs and Expenses	3,725	3,767	11,056	10,647
Operating Income	626	512	1,649	933
Interest expense	(156)	(182)	(498)	(525)
Interest income	2	8	8	55
Other (expense) income, net	(11)	310	19	295
Income Before Income Taxes	460	647	1,178	759
Income tax provision	9	53	107	313
Net Income	451	594	1,071	446
Preferred stock dividends	(38)	(38)	(114)	(114)
Net income applicable to common shareholders	$413	$556	$957	$332

Basic Earnings per Share	$1.53	$2.08	$3.55	$1.30
Diluted Earnings per Share	$1.51	$2.03	$3.49	$1.27
Dividends per Common Share	$0.77	$0.75	$2.31	$2.25
Amounts may not add due to rounding.
See notes to condensed consolidated financial statements

BECTON, DICKINSON AND COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Millions of dollars
(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2019	2018	2019	2018
Net Income	$451	$594	$1,071	$446
Other Comprehensive (Loss) Income, Net of Tax
Foreign currency translation adjustments	(68)	(214)	(27)	(122)
Defined benefit pension and postretirement plans	12	16	40	(57)
Cash flow hedges	(3)	1	(2)	—
Other Comprehensive (Loss) Income, Net of Tax	(58)	(197)	12	(179)
Comprehensive Income	$393	$397	$1,082	$267
Amounts may not add due to rounding.
See notes to condensed consolidated financial statements

BECTON, DICKINSON AND COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Millions of dollars
(Unaudited)

	Nine Months Ended June 30,
	2019	2018
Operating Activities
Net income	$1,071	$446
Adjustments to net income to derive net cash provided by operating activities:
Depreciation and amortization	1,700	1,412
Share-based compensation	208	261
Deferred income taxes	(172)	(472)
Change in operating assets and liabilities	(661)	430
Pension obligation	(150)	(228)
Excess tax benefits from payments under share-based compensation plans	45	63
Gain on sale of Vyaire interest	—	(308)
Gain on sale of business	(336)	—
Product liability-related charge	331	—
Other, net	(77)	(45)
Net Cash Provided by Operating Activities	1,959	1,559
Investing Activities
Capital expenditures	(599)	(588)
Proceeds from sale of investments, net	4	13
Acquisitions of businesses, net of cash acquired	—	(14,998)
Proceeds from divestitures, net	477	534
Other, net	(182)	(133)
Net Cash Used for Investing Activities	(300)	(15,173)
Financing Activities
Change in credit facility borrowings	300	200
Proceeds from long-term debt and term loans	2,224	4,335
Payments of debt and term loans	(3,882)	(2,723)
Dividends paid	(737)	(687)
Other, net	(204)	(176)
Net Cash (Used for) Provided by Financing Activities	(2,300)	949
Effect of exchange rate changes on cash and equivalents and restricted cash	(1)	(5)
Net decrease in cash and equivalents and restricted cash	(642)	(12,670)
Opening Cash and Equivalents and Restricted Cash	1,236	14,179
Closing Cash and Equivalents and Restricted Cash	$594	$1,509

Non-Cash Investing Activities
Fair value of shares issued as acquisition consideration	$—	$8,004
Fair value of equity awards issued as acquisition consideration	$—	$613
Amounts may not add due to rounding.
See notes to condensed consolidated financial statements

BECTON, DICKINSON AND COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
Note 1 – Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, in the opinion of the management of Becton, Dickinson and Company (the "Company" or "BD"), include all adjustments which are of a normal recurring nature, necessary for a fair presentation of the financial position and the results of operations and cash flows for the periods presented. However, the financial statements do not include all information and accompanying notes required for a presentation in accordance with U.S. generally accepted accounting principles ("U.S. GAAP"). These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s 2018 Annual Report on Form 10-K. Within the financial statements and tables presented, certain columns and rows may not add due to the use of rounded numbers for disclosure purposes. Percentages and earnings per share amounts presented are calculated from the underlying amounts. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year.
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
New Accounting Principle Not Yet Adopted
In February 2016, the FASB issued a new lease accounting standard which requires lessees to recognize lease assets and lease liabilities on the balance sheet.  The new standard also requires expanded disclosures regarding leasing arrangements.  The Company is in the process of evaluating the impact on its consolidated financial statements and anticipates most of its current operating leases will result in the recognition of right-of-use assets and corresponding lease liabilities on its consolidated balance sheet. The new standard is not expected to materially impact the Company's results of operations. The Company will adopt the standard on October 1, 2019 and will elect the transition method that allows application of the new standard at its adoption date, rather than at the earliest comparative period presented in the financial statements.

Note 3 – Shareholders' Equity
Changes in certain components of shareholders' equity for the first three quarters of fiscal years 2019 and 2018 were as follows:

	Common Stock Issued at Par Value	Capital in Excess of Par Value	Retained Earnings	Deferred Compensation	Treasury Stock
(Millions of dollars)					Shares (in thousands)	Amount
Balance at September 30, 2018	$347	$16,179	$12,596	$22	(78,463)	$(6,243)
Net income	—	—	599	—	—	—
Common dividends ($0.77 per share)	—	—	(207)	—	—	—
Preferred dividends	—	—	(38)	—	—	—
Common stock issued for share-based compensation and other plans, net	—	(97)	—	2	851	9
Share-based compensation	—	92	—	—	—	—
Common stock held in trusts, net (a)	—	—	—	—	(12)	—
Effect of changes in accounting principles (see Note 2)	—	—	68	—	—	—
Balance at December 31, 2018	$347	$16,174	$13,018	$24	(77,624)	$(6,235)
Net income	—	—	20	—	—	—
Common dividends ($0.77 per share)	—	—	(208)	—	—	—
Preferred dividends	—	—	(38)	—	—	—
Common stock issued for share-based compensation and other plans, net	—	(57)	(1)	(1)	618	42
Share-based compensation	—	60	—	—	—	—
Common stock held in trusts, net (a)	—	—	—	—	50	—
Balance at March 31, 2019	$347	$16,177	$12,792	$23	(76,955)	$(6,192)
Net income	—	—	451	—	—	—
Common dividends ($0.77 per share)	—	—	(208)	—	—	—
Preferred dividends	—	—	(38)	—	—	—
Common stock issued for share-based compensation and other plans, net	—	(6)	—	—	219	(8)
Share-based compensation	—	56	—	—	—	—
Common stock held in trusts, net (a)	—	—	—	—	4	—
Balance at June 30, 2019	$347	$16,227	$12,997	$23	(76,733)	$(6,201)

	Common Stock Issued at Par Value	Capital in Excess of Par Value	Retained Earnings	Deferred Compensation	Treasury Stock
(Millions of dollars)					Shares (in thousands)	Amount
Balance at September 30, 2017	$347	$9,619	$13,111	$19	(118,745)	$(8,427)
Net loss	—	—	(136)	—	—	—
Common dividends ($0.75 per share)	—	—	(172)	—	—	—
Preferred dividends	—	—	(38)	—	—	—
Common stock issued for acquisition	—	6,487	—	—	37,306	2,121
Common stock issued for share-based compensation and other plans, net	—	(51)	—	—	1,021	(37)
Share-based compensation	—	142	—	—	—	—
Common stock held in trusts, net (a)	—	—	—	—	(27)	—
Balance at December 31, 2017	$347	$16,197	$12,765	$19	(80,445)	$(6,343)
Net loss	—	—	(12)	—	—	—
Common dividends ($0.75 per share)	—	—	(201)	—	—	—
Preferred dividends	—	—	(38)	—	—	—
Common stock issued for acquisition	—	(9)	—	—	—	—
Common stock issued for share-based compensation and other plans, net	—	(94)	(1)	2	943	44
Share-based compensation	—	76	—	—	—	—
Common stock held in trusts, net (a)	—	—	—	—	17	—
Effect of changes in accounting principles	—	—	103	—	—	—
Balance at March 31, 2018	$347	$16,170	$12,616	$21	(79,485)	$(6,300)
Net income	—	—	594	—	—	—
Common dividends ($0.75 per share)	—	—	(201)	—	—	—
Preferred dividends	—	—	(38)	—	—	—
Common stock issued for share-based compensation and other plans, net	—	(25)	(1)	1	364	24
Share-based compensation	—	48	—	—	—	—
Common stock held in trusts, net (a)	—	—	—	—	(2)	—
Balance at June 30, 2018	$347	$16,193	$12,971	$22	(79,124)	$(6,275)

(a)	Common stock held in trusts represents rabbi trusts in connection with deferred compensation under the Company’s employee salary and bonus deferral plan and directors’ deferral plan.

The components and changes of Accumulated other comprehensive income (loss) for the first three quarters of fiscal years 2019 and 2018 were as follows:

(Millions of dollars)	Total	Foreign Currency Translation	Benefit Plans	Cash Flow Hedges
Balance at September 30, 2018	$(1,909)	$(1,162)	$(729)	$(17)
Other comprehensive (loss) income before reclassifications, net of taxes	(32)	(35)	3	(1)
Amounts reclassified into income, net of taxes	14	—	13	1
Balance at December 31, 2018	$(1,927)	$(1,197)	$(714)	$(16)
Other comprehensive income (loss) before reclassifications, net of taxes	74	76	—	(2)
Amounts reclassified into income, net of taxes	14	—	13	1
Balance at March 31, 2019	$(1,839)	$(1,121)	$(701)	$(17)
Other comprehensive loss before reclassifications, net of taxes	(68)	(68)	—	—
Amounts reclassified into income, net of taxes	10	—	12	(2)
Balance at June 30, 2019	$(1,897)	$(1,189)	$(689)	$(19)

(Millions of dollars)	Total	Foreign Currency Translation	Benefit Plans	Cash Flow Hedges
Balance at September 30, 2017	$(1,723)	$(1,001)	$(703)	$(18)
Other comprehensive loss before reclassifications, net of taxes	(36)	(36)	—	—
Amounts reclassified into income, net of taxes	18	—	17	1
Balance at December 31, 2017	$(1,740)	$(1,037)	$(686)	$(17)
Other comprehensive income before reclassifications, net of taxes	128	128	—	—
Amounts reclassified into income, net of taxes	11	—	9	2
Tax effects reclassified into retained earnings	(103)	—	(99)	(4)
Balance at March 31, 2018	$(1,704)	$(909)	$(776)	$(20)
Other comprehensive (loss) income before reclassifications, net of taxes	(210)	(214)	4	—
Amounts reclassified into income, net of taxes	13	—	12	1
Balance at June 30, 2018	$(1,902)	$(1,123)	$(760)	$(18)
The amount of foreign currency translation recognized in other comprehensive income during the three and nine months ended June 30, 2019 and 2018 included net gains (losses) relating to net investment hedges, as further discussed in Note 13. During the second quarter of 2018, as permitted under U.S. GAAP guidance, the Company reclassified stranded income tax effects on items within Accumulated other comprehensive income (loss) resulting from the enactment of new U.S. tax legislation to Retained earnings. The reclassified tax effects related to prior service credits and net actuarial losses relating to benefit plans, as well as to terminated cash flow hedges. The tax effects relating to these items are generally recognized as such amounts are amortized into earnings.

Note 4 – Earnings per Share
The weighted average common shares used in the computations of basic and diluted earnings per share (shares in thousands) were as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2019	2018	2019	2018
Average common shares outstanding	270,249	267,836	269,719	254,934
Dilutive share equivalents from share-based plans	4,087	6,089	4,791	5,926
Average common and common equivalent shares outstanding – assuming dilution	274,336	273,925	274,510	260,860

Share equivalents excluded from the diluted shares outstanding calculation because the result would have been antidilutive:
Mandatory convertible preferred stock	11,685	11,685	11,685	11,685

Note 5 – Contingencies
Given the uncertain nature of litigation generally, the Company is not able, in all cases, to estimate the amount or range of loss that could result from an unfavorable outcome of the litigation to which the Company is a party. In accordance with U.S. GAAP, the Company establishes accruals to the extent probable future losses are estimable (in the case of environmental matters, without considering possible third-party recoveries). With respect to putative class action lawsuits in the United States and certain of the Canadian lawsuits described below relating to product liability matters, the Company is unable to estimate a range of reasonably possible losses for the following reasons: (i) all or certain of the proceedings are in early stages; (ii) the Company has not received and reviewed complete information regarding all or certain of the plaintiffs and their medical conditions; and/or (iii) there are significant factual issues to be resolved. In addition, there is uncertainty as to the likelihood of a class being certified or the ultimate size of the class. With respect to the civil investigative demand served by the Department of Justice, as discussed below, the Company is unable to estimate a range of reasonably possible losses for the following reasons: (i) all or certain of the proceedings are in early stages; and/or (ii) there are significant factual and legal issues to be resolved.
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
Hernia Product Claims
As of June 30, 2019, the Company is defending approximately 8,795 product liability claims involving the Company’s line of hernia repair devices (collectively, the “Hernia Product Claims”). The majority of those claims are currently pending in a coordinated proceeding in Rhode Island State Court, but claims are also pending in other state and/or federal court jurisdictions. In addition, those claims include multiple putative class actions in Canada. Generally, the Hernia Product Claims seek damages for personal injury allegedly resulting from use of the products. From time to time, the Company engages in resolution discussions with plaintiffs’ law firms regarding certain of the Hernia Product Claims, but the Company also intends to vigorously defend Hernia Product Claims that do not settle, including through litigation. Trials are scheduled throughout 2020 in various state and/or federal courts. The Company expects additional trials of Hernia Product Claims to take place over the next 12 months. In August 2018, a new hernia multi-district litigation (“MDL”) was ordered to be established in the Southern District of Ohio. The Company cannot give any assurances that the resolution of the Hernia Product Claims that have not settled, including asserted and unasserted claims and the putative class action lawsuits, will not have a material adverse effect on the Company’s business, results of operations, financial condition and/or liquidity.
Women’s Health Product Claims
As of June 30, 2019, the Company is defending approximately 985 product liability claims involving the Company’s line of pelvic mesh devices. The majority of those claims are currently pending in either the federal MDL in the United States District Court for the Southern District of West Virginia, or a coordinated proceeding in New Jersey State Court, but claims are also pending in other state and/or federal court jurisdictions. In addition, those claims include putative class actions filed in the United States. Not included in the figures above are approximately 1,010 filed and unfiled claims that have been asserted or threatened against the Company but lack sufficient information to determine whether a pelvic mesh device of the Company is actually at issue. The claims identified above also include products manufactured by both the Company and two subsidiaries of Medtronic plc (as successor in interest to Covidien plc) (“Medtronic”), each a supplier of the Company. Medtronic has an obligation to defend and indemnify the Company with respect to any product defect liability relating to products its subsidiaries had manufactured. As described below, in July 2015 the Company reached an agreement with Medtronic (which was amended in June 2017) regarding certain aspects of Medtronic’s indemnification obligation. The foregoing lawsuits, unfiled claims, putative class actions, and other claims, together with claims that have settled or are the subject of agreements or agreements in principle to settle, are referred to collectively as the “Women’s Health Product Claims.” The Women’s Health Product Claims generally seek damages for personal injury allegedly resulting from use of the products.
As of June 30, 2019, the Company has reached agreements or agreements in principle with various plaintiffs’ law firms to settle their respective inventories of cases totaling approximately 15,160 of the Women’s Health Product Claims. The Company believes that these Women’s Health Product Claims are not the subject of Medtronic’s indemnification obligation. These settlement agreements and agreements in principle include unfiled and previously unknown claims held by various plaintiffs’ law firms, which are not included in the approximate number of lawsuits set forth in the first paragraph of this section. Each agreement is subject to certain conditions, including requirements for participation in the proposed settlements by a certain minimum number of plaintiffs. The Company continues to engage in discussions with other plaintiffs’ law firms regarding potential resolution of unsettled Women’s Health Product Claims, which may include additional inventory settlements.
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
Filter Product Claims
As of June 30, 2019, the Company is defending approximately 4,525 product liability claims involving the Company’s line of inferior vena cava filters (collectively, the “Filter Product Claims”). The majority of those claims are currently pending in an MDL in the United States District Court for the District of Arizona, but claims are also pending in other state and/or federal court jurisdictions, including a coordinated proceeding in Arizona State Court. In addition, those claims include putative class actions filed in the United States and Canada. The Filter Product Claims generally seek damages for personal injury allegedly resulting from use of the products. The Company has limited information regarding the nature and quantity of certain of the Filter Product Claims. The Company continues to receive claims and lawsuits and may in future periods learn additional information regarding other unfiled or unknown claims, or other lawsuits, which could materially impact the Company’s estimate of the number of claims or lawsuits against the Company. On May 31, 2019, the MDL Court ceased accepting direct filings or transfers into the Filter Product Claims MDL and remands for non-settled cases are expected to begin within the next three to six months. The MDL trials are scheduled throughout 2019 and 2020 in certain state and federal courts. As of June 30, 2019, the Company entered into settlement agreements and/or settlement agreements in principle for approximately 4,200 cases. On March 30, 2018, a jury in the first MDL trial found the Company liable for negligent failure to warn and entered a verdict in favor of plaintiffs. The jury found the Company was not liable for (a) strict liability design defect; (b) strict liability failure to warn; and (c) negligent design. The Company has appealed that verdict. On June 1, 2018, a jury in the second MDL trial unanimously found in favor of the Company on all claims. On August 17, 2018, the Court entered summary judgment in favor of the Company on all claims in the third MDL trial. On October 5, 2018, a jury in the fourth MDL trial unanimously found in favor of the Company on all claims. The Company expects additional trials of Filter Product Claims may take place over the next 12 months.
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
Accruals for the Company's product liability claims which are specifically discussed above, as well as the related legal defense costs, amounted to approximately $1.9 billion at June 30, 2019 and $2.0 billion at September 30, 2018. As of June 30, 2019 and September 30, 2018, the Company had $70 million and $94 million, respectively, in qualified settlement funds (“QSFs”), subject to certain settlement conditions, for certain product liability matters. Payments to QSFs are recorded as a component of Restricted cash. The Company's expected recoveries related to product liability claims and related legal defense costs were approximately $152 million and $343 million at June 30, 2019 and September 30, 2018, respectively. A substantial amount of these expected recoveries at June 30, 2019 and September 30, 2018 related to the Company’s agreements with Medtronic related to certain Women’s Health Product Claims. During the nine months ended June 30, 2019, Medtronic provided the Company with releases from liability for certain claims that were the subject of the agreement discussed further above. Accordingly, adjustments to reduce accruals for the Company's product liability claims, as well as the balance recorded for expected recoveries related to product liability claims, were recorded during the nine months ended June 30, 2019.
The terms of the Company’s agreements with Medtronic are substantially consistent with the assumptions underlying, and the manner in which, the Company has recorded expected recoveries related to the indemnification obligation. The expected recoveries at June 30, 2019 related to the indemnification obligation are not in dispute with respect to claims that Medtronic settles pursuant to the agreements. As described above, the agreements do not resolve the dispute between the Company and Medtronic with respect to Women’s Health Product Claims that do not settle, if any, and the Company also may, in its sole discretion, transfer responsibility for settlement of additional Women’s Health Product Claims to Medtronic on similar terms.
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
Remaining Performance Obligations
The Company's obligations relative to service contracts, which are further discussed above, and pending installations of equipment, primarily in the Company's Medication Management Solutions unit, represent unsatisfied performance obligations of the Company. The revenues under existing and noncancelable contracts which are attributable to products and/or services that have not yet been installed or provided are estimated to be approximately $1.7 billion at June 30, 2019 and the Company expects to recognize the majority of this revenue over the next three years.
Within the Company's Medication Management Solutions, Medication Delivery Solutions, Diagnostic Systems, and Biosciences units, some contracts also contain minimum purchase commitments of reagents or other consumables and the future sales of these consumables represent additional unsatisfied performance obligations of the Company. The revenue attributable to the unsatisfied minimum purchase commitment-related performance obligations will be recognized over the customer relationship period, which usually encompasses the current agreement term and subsequent renewal terms.
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
Revenues by segment, organizational unit and geographical areas for the three and nine-month periods are detailed below. The Company has no material intersegment revenues. On December 29, 2017, the Company completed its acquisition of C.R. Bard, Inc. ("Bard"), which is further discussed in Note 9. Bard's operating results were included in the Company’s consolidated results of operations beginning on January 1, 2018 and as such, are not included in the financial results detailed below for the first quarter of the prior-year nine-month period.

	Three Months Ended June 30,
(Millions of dollars)	2019			2018
	United States	International	Total	United States	International	Total
Medical
Medication Delivery Solutions	$524	$460	$984	$505	$471	$977
Medication Management Solutions	528	129	658	483	127	610
Diabetes Care	139	136	275	138	138	276
Pharmaceutical Systems	108	286	394	103	279	383
Total segment revenues	$1,299	$1,011	$2,311	$1,230	$1,016	$2,246

Life Sciences
Preanalytical Systems	$203	$204	$407	$199	$205	$404
Diagnostic Systems	155	212	368	151	211	362
Biosciences	117	167	284	126	188	314
Total segment revenues	$475	$583	$1,058	$476	$603	$1,079

Interventional
Surgery	$273	$76	$349	$259	$77	$336
Peripheral Intervention	195	155	350	195	157	353
Urology and Critical Care	198	85	283	178	87	265
Total segment revenues	$666	$316	$981	$632	$322	$954

Total Company revenues	$2,440	$1,910	$4,350	$2,338	$1,941	$4,278

	Nine Months Ended June 30,
(Millions of dollars)	2019			2018
	United States	International	Total	United States	International	Total
Medical
Medication Delivery Solutions	$1,528	$1,344	$2,871	$1,379	$1,298	$2,677
Medication Management Solutions	1,531	365	1,896	1,415	364	1,778
Diabetes Care	421	397	819	415	405	820
Pharmaceutical Systems	269	771	1,040	239	755	994
Total segment revenues	$3,750	$2,877	$6,626	$3,448	$2,822	$6,270

Life Sciences
Preanalytical Systems	$574	$591	$1,165	$565	$595	$1,160
Diagnostic Systems	510	628	1,138	518	634	1,152
Biosciences	345	517	862	350	559	910
Total segment revenues	$1,430	$1,736	$3,166	$1,433	$1,789	$3,222

Interventional
Surgery	$819	$223	$1,042	$687	$177	$864
Peripheral Intervention	580	449	1,029	393	303	697
Urology and Critical Care	590	253	843	358	171	529
Total segment revenues	$1,989	$925	$2,914	$1,438	$651	$2,089

Total Company revenues	$7,168	$5,538	$12,706	$6,319	$5,261	$11,581
Segment income for the three and nine-month periods was as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
(Millions of dollars)	2019	2018	2019	2018
Income Before Income Taxes
Medical (a) (b)	$744	$732	$2,008	$1,943
Life Sciences (c)	304	241	902	893
Interventional (b) (d)	183	175	623	102
Total Segment Operating Income	1,230	1,148	3,533	2,938
Acquisitions and other restructurings	(90)	(142)	(281)	(600)
Net interest expense	(154)	(174)	(490)	(470)
Other unallocated items (e)	(526)	(184)	(1,584)	(1,110)
Income Before Income Taxes	$460	$647	$1,178	$759

(a)
The amount for the nine months ended June 30, 2019 included $65 million of estimated remediation costs recorded to Other operating expense, net relating to a recall of a product component, which generally pre-dated the Company's acquisition of CareFusion in fiscal year 2015, within the Medication Management Solutions unit's infusion systems platform.

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

(c)	The amounts in 2018 included charges recorded to write down the carrying value of certain intangible and other assets in the Biosciences unit.

(d)	The amounts in 2019 included a charge recorded to write down the carrying value of certain intangible assets in the Surgery unit.

(e)
Primarily comprised of foreign exchange, certain general and administrative expenses and share-based compensation expense. The amount for the nine months ended June 30, 2019 included a pre-tax charge of $331 million related to certain product liability matters, which is further discussed in Note 5, and also included the pre-tax gain recognized on the Company's sale of its Advanced Bioprocessing business of approximately $336 million, which is further discussed in Note 10. The amounts for the three and nine months ended June 30, 2018 included the pre-tax gain recognized on the Company's sale of its non-controlling interest in Vyaire Medical of approximately $308 million.

Note 8 – Benefit Plans
The Company has defined benefit pension plans covering certain employees in the United States and certain international locations. The measurement date used for these plans is September 30.
Net pension cost included the following components for the three and nine months ended June 30:

	Three Months Ended June 30,		Nine Months Ended June 30,
(Millions of dollars)	2019	2018	2019	2018
Service cost	$33	$43	$101	$107
Interest cost	26	29	80	70
Expected return on plan assets	(44)	(52)	(135)	(125)
Amortization of prior service credit	(3)	(3)	(10)	(10)
Amortization of loss	19	20	58	59
Settlements	—	4	—	6
Net pension cost	$30	$39	$93	$107
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
Note 10 – Divestiture
The Company completed the sale of its Life Sciences segment's Advanced Bioprocessing business in October 2018 pursuant to a definitive agreement that was signed in September 2018. Assets held for sale on the consolidated balance sheet at September 30, 2018, subject to this agreement, were approximately $137 million. Liabilities held for sale under the agreement were immaterial. The Company recognized a pre-tax gain on the sale of approximately $336 million which was recorded as a component of Other operating expense, net. The historical financial results for the Advanced Bioprocessing business have not been classified as a discontinued operation.

Note 11 – Business Restructuring Charges
The Company incurred restructuring costs during the nine months ended June 30, 2019, largely in connection with its acquisition of Bard, which were recorded as Acquisitions and other restructurings. Restructuring liability activity for the nine months ended June 30, 2019 was as follows:

(Millions of dollars)	Employee Termination		Other		Total
	Bard	Other Initiatives	Bard (a)	Other Initiatives	Bard	Other Initiatives
Balance at September 30, 2018	$33	$23	$—	$4	$33	$27
Charged to expense	12	8	57	22	69	30
Cash payments	(25)	(21)	(4)	(20)	(29)	(41)
Non-cash settlements	—	—	(52)	(3)	(52)	(3)
Balance at June 30, 2019	$20	$10	1	$3	$21	$13

(a)
Largely represents the cost associated with certain pre-acquisition equity awards of Bard which, to encourage post-acquisition employee retention, were converted to BD equity awards with substantially the same terms and conditions as were applicable under such Bard awards immediately prior to the acquisition date.

Note 12 – Intangible Assets
Intangible assets consisted of:

	June 30, 2019		September 30, 2018
(Millions of dollars)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets
Developed technology	$13,972	$2,638	$13,966	$1,782
Customer relationships	4,610	1,102	4,584	861
Product rights	115	60	121	58
Trademarks	407	97	407	84
Patents and other	433	301	397	288
Amortized intangible assets	$19,537	$4,198	$19,475	$3,073
Unamortized intangible assets
Acquired in-process research and development (a)	$1		$37
Trademarks	2		2
Unamortized intangible assets	$3		$39

(a)	The decrease in the carrying value of assets at June 30, 2019 primarily reflects a write-down recorded in the third quarter by the Interventional segment's Surgery unit.
Intangible amortization expense for the three months ended June 30, 2019 and 2018 was $378 million and $375 million, respectively. Intangible amortization expense for the nine months ended June 30, 2019 and 2018 was $1,132 million and $879 million, respectively. The increase in intangible amortization expense for the nine months ended June 30, 2019 was attributable to assets acquired in the Bard transaction, which is further discussed in Note 9.

The following is a reconciliation of goodwill by business segment:

(Millions of dollars)	Medical	Life Sciences	Interventional	Total
Goodwill as of September 30, 2018	$10,054	$775	$12,771	$23,600
Divestiture-related adjustments	—	3	—	3
Purchase accounting adjustments (a)	(15)	—	(75)	(90)
Currency translation	(12)	(3)	—	(14)
Goodwill as of June 30, 2019	$10,027	$775	$12,696	$23,498

(a)
The purchase accounting adjustments were primarily driven by adjustments to tax-related balances recorded upon the finalization of the Bard acquisition allocation within one year of the transaction's closing.

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
Foreign Currency Risks and Related Strategies
The Company has foreign currency exposures throughout Europe, Greater Asia, Canada and Latin America. Transactional currency exposures that arise from entering into transactions, generally on an intercompany basis, in non-hyperinflationary countries that are denominated in currencies other than the functional currency are mitigated primarily through the use of forward contracts. In order to mitigate foreign currency exposure relating to its investments in certain foreign subsidiaries, the Company has hedged the currency risk associated with those investments with instruments, such as foreign currency-denominated debt, cross-currency swaps and currency exchange contracts, which are designated as net investment hedges.
Hedges of the transactional foreign exchange exposures resulting primarily from intercompany payables and receivables are undesignated hedges. As such, the gains or losses on these instruments are recognized immediately in income. These gains and losses are largely offset by gains and losses on the underlying hedged items, as well as the hedging costs associated with the derivative instruments. The net amounts recognized in Other (expense) income, net, during the three and nine months ended June 30, 2019 and 2018 were immaterial to the Company's consolidated financial results. The total notional amounts of the Company’s outstanding foreign exchange contracts as of June 30, 2019 and September 30, 2018 were $933 million and $3.1 billion, respectively.
Certain of the Company's foreign currency-denominated long-term notes outstanding, which had a total carrying value of $1.8 billion and $3.0 billion, as of June 30, 2019 and September 30, 2018, respectively, were designated as, and were effective as, economic hedges of net investments in certain of the Company's foreign subsidiaries. In connection with the Company's issuance of Euro-denominated notes during the third quarter of fiscal year 2019, the Company entered into cross-currency swaps, as well as a forward contract, which were designated and effective as economic hedges of net investments in certain of the Company's foreign subsidiaries. The notional amount of the cross-currency swaps was $2.3 billion as of June 30, 2019. The forward contract was terminated in the third quarter, in conjunction with the Company's issuance of the Euro-denominated notes. Additional disclosures regarding the Company's issuance of Euro-denominated notes in the third quarter of fiscal year 2019 are provided in Note 15.
Net gains or losses relating to the net investment hedges, which are attributable to changes in the foreign currencies to U.S. dollar spot exchange rates, are recorded as accumulated foreign currency translation in Other comprehensive income (loss). Upon the termination of a net investment hedge, any net gain or loss included in Accumulated other comprehensive income (loss) relative to the investment hedge remains until the foreign subsidiary investment is disposed of or is substantially liquidated.
Net gains (losses) recorded to Accumulated other comprehensive income (loss) relating to the Company's net investment hedges for the three and nine-month periods were as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
(Millions of dollars)	2019	2018	2019	2018
Foreign currency-denominated debt	$39	$158	$81	$53
Cross-currency swaps	$(14)	$—	$(14)	$—
Foreign currency forward contract	$(9)	$—	$(9)	$—

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
The total notional amount of the Company’s outstanding interest rate swaps designated as fair value hedges was $1.2 billion at June 30, 2019 and September 30, 2018. The outstanding swaps represent fixed-to-floating interest rate swap agreements the Company entered into to convert the interest payments on certain long-term notes from the fixed rate to a floating interest rate based on LIBOR. Changes in the fair value of the interest rate swaps offset changes in the fair value of the fixed rate debt. The amounts recorded during the three and nine months ended June 30, 2019 and 2018 for changes in the fair value of these hedges were immaterial to the Company's consolidated financial results.

Other Risk Exposures
The Company purchases resins, which are oil-based components used in the manufacture of certain products. Significant increases in world oil prices that lead to increases in resin purchase costs could impact future operating results. From time to time, the Company has managed price risks associated with these commodity purchases through commodity derivative forward contracts. The Company's outstanding commodity derivative forward contracts at June 30, 2019 were immaterial to the Company's consolidated financial results. The Company had no outstanding commodity derivative forward contracts at September 30, 2018.
Financial Statement Effects
The fair values of derivative instruments outstanding at June 30, 2019 and September 30, 2018 were not material to the Company's consolidated balance sheets.

The amounts reclassified from accumulated other comprehensive income relating to cash flow hedges during the three and nine months ended June 30, 2019 and 2018 were not material to the Company's consolidated financial results.

Note 14 – Financial Instruments and Fair Value Measurements
The following reconciles cash and equivalents and restricted cash reported within the Company's consolidated balance sheets at June 30, 2019 and September 30, 2018 to the total of these amounts shown on the Company's consolidated statements of cash flows:

(Millions of dollars)	June 30, 2019	September 30, 2018
Cash and equivalents	$523	$1,140
Restricted cash	71	96
Cash and equivalents and restricted cash	$594	$1,236

Cash equivalents consist of all highly liquid investments with a maturity of three months or less at time of purchase. Restricted cash consists of cash restricted from withdrawal and usage except for certain product liability matters.
The Company’s cash and equivalents includes institutional money market accounts which permit daily redemption and the fair values of these investments are based upon the quoted prices in active markets provided by the holding financial institutions, which are considered Level 1 inputs in the fair value hierarchy. The fair value of these accounts was immaterial at June 30, 2019 and the fair value of these accounts at September 30, 2018 was $228 million. The Company’s remaining cash and equivalents, excluding restricted cash, were $523 million and $913 million at June 30, 2019 and September 30, 2018, respectively.
Short-term investments are held to their maturities and are carried at cost, which approximates fair value. The short-term investments consist of instruments with maturities greater than three months and less than one year.
Long-term debt is recorded at amortized cost. The fair value of long-term debt is measured based upon quoted prices in active markets for similar instruments, which are considered Level 2 inputs in the fair value hierarchy. The fair value of long-term debt was $18.9 billion and $18.8 billion at June 30, 2019 and September 30, 2018, respectively. The fair value of the current portion of long-term debt was $2.1 billion and $1.9 billion at June 30, 2019 and September 30, 2018, respectively.
All other instruments measured by the Company at fair value, including derivatives and contingent consideration liabilities, are immaterial to the Company's consolidated balance sheets.
Note 15 – Debt
Second Fiscal Quarter Ended March 31, 2019-Debt Redemption
In March 2019, the Company redeemed an aggregate principal amount of $250 million of its outstanding floating rate senior unsecured U.S. notes due December 29, 2020. Based upon the $249 million carrying value of the notes redeemed and the $250 million the Company paid to redeem the aggregate principal amount of the notes, the Company recorded a loss on this debt extinguishment transaction in the second quarter of fiscal year 2019 of $1 million as Other (expense) income, net, on its consolidated statements of income.
Third Fiscal Quarter Ended June 30, 2019-Debt-Related Transactions
In June 2019, Becton Dickinson Euro Finance S.à r.l., a private limited liability company (société à responsabilité limitée), which is an indirect, wholly-owned finance subsidiary of the Company, issued Euro-denominated debt consisting of 600 million Euros ($672 million) of 0.174% notes due June 4, 2021, 800 million Euros ($896 million) of 0.632% notes due June 4, 2023, and 600 million Euros ($672 million) of 1.208% notes due June 4, 2026. The notes are fully and unconditionally guaranteed on a senior unsecured basis by the Company. No other of the Company's subsidiaries provide any guarantees with respect to these notes. The indenture covenants include a limitation on liens and a restriction on sale and leasebacks, change of control and consolidation, merger and sale of assets covenants. These covenants are subject to a number of exceptions, limitations and qualifications. The indenture does not restrict the Company, Becton Dickinson Euro Finance S.à r.l., or any other of the Company's subsidiaries from incurring additional debt or other liabilities, including additional senior debt. Additionally, the indenture does not restrict Becton Dickinson Euro Finance S.à r.l. and the Company from granting security interests over its assets.
The Company used the net proceeds from this long-term debt offering, together with cash on hand, to repay all the 1.000 billion Euros ($1.120 billion) of principal outstanding on 0.368% notes due June 6, 2019, as well as to fund the Company's repurchase of certain of its long-term senior notes outstanding. Under this cash tender offer, the Company repurchased the following aggregate principal amounts of its long-term debt at an aggregate market price of $1.169 billion:

Interest Rate and Maturity	Aggregate Principal Amount (Millions of dollars)
3.700% Notes due June 6, 2027	$675
5.000% Notes due November 12, 2040	175
4.875% Notes due May 15, 2044	75
4.685% Notes due December 15, 2044	175
Total notes purchased	$1,100

The carrying value of these long-term notes was $1.112 billion, and the Company recognized a loss on this debt extinguishment of $57 million, which was recorded in June 2019 as Other (expense) income, net, on the Company’s condensed consolidated statements of income.
Note 16 – Income Taxes
New U.S. tax legislation, which is commonly referred to as the Tax Cuts and Jobs Act (the "Act"), was enacted on December 22, 2017. The Act subjects a U.S. shareholder to tax on global intangible low-taxed income ("GILTI") earned by certain foreign subsidiaries. The Company has elected to account for its GILTI tax due as a period expense in the year the tax is incurred.

Upon completing its accounting for the tax effects of the Act during fiscal year 2019, the Company recognized a net charge of $10 million, which is reflected in the Company's consolidated statement of income within Income tax provision, to adjust its one-time transition tax liability for all of its foreign subsidiaries. Also during fiscal year 2019, the Company recorded a $67 million decrease to Income tax provision to adjust the Company's reevaluation of the permanent reinvestment assertion regarding foreign earnings, as well as an increase to Income tax provision of $2 million relating to the Company's re-measurement of deferred tax balances.

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
Overview of Financial Results and Financial Condition
For the three months ended June 30, 2019, worldwide revenues of $4.350 billion increased 1.7% from the prior-year period which reflected volume growth of approximately 6%, an unfavorable impact from foreign currency translation of approximately 3.0% and pricing pressures of approximately 0.4%. Revenues for the three months ended June 30, 2019 also reflected an unfavorable impact of approximately 1% attributable to the Biosciences unit's divestiture of its Advanced Bioprocessing business at the end of October 2018, as is further discussed in Note 10 in the Notes to Condensed Consolidated Financial Statements. Volume growth in the third quarter of fiscal year 2019 was as follows:

•	Medical segment growth in the third quarter was driven by the segment's Medication Management Solutions, Medication Delivery Solutions and Pharmaceutical Systems units.

•	Life Sciences segment growth in the third quarter reflected growth in all of the segment's units.

•	Interventional segment growth in the third quarter reflected sales growth in all units, particularly in the Urology and Critical Care unit as well as in the Surgery unit.
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
Cash flows from operating activities were $1.959 billion in the first nine months of fiscal year 2019. At June 30, 2019, we had $606 million in cash and equivalents and short-term investments, including restricted cash. We continued to return value to our shareholders in the form of dividends. During the first nine months of fiscal year 2019, we paid cash dividends of $737 million, including $624 million paid to common shareholders and $114 million paid to preferred shareholders.
Each reporting period, we face currency exposure that arises from translating the results of our worldwide operations to the U.S. dollar at exchange rates that fluctuate from the beginning of such period. A stronger U.S. dollar, compared to the prior-year period, resulted in an unfavorable foreign currency translation impact to our revenues and earnings during the third quarter of fiscal year 2019.  We evaluate our results of operations on both a reported and a foreign currency-neutral basis, which excludes the impact of fluctuations in foreign currency exchange rates. As exchange rates are an important factor in understanding period-to-period comparisons, we believe the presentation of results on a foreign currency-neutral basis in addition to reported results helps improve investors’ ability to understand our operating results and evaluate our performance in comparison to prior periods. Foreign currency-neutral ("FXN") information compares results between periods as if exchange rates had remained constant period-over-period. We use results on a foreign currency-neutral basis as one measure to evaluate our performance. We calculate foreign currency-neutral percentages by converting our current-period local currency financial results using the prior-period foreign currency exchange rates and comparing these adjusted amounts to our current-period results. These results should be considered in addition to, not as a substitute for, results reported in accordance with U.S. generally accepted accounting principles ("GAAP"). Results on a foreign currency-neutral basis, as we present them, may not be comparable to similarly titled measures used by other companies and are not measures of performance presented in accordance with U.S. GAAP.
Results of Operations
Medical Segment
The following summarizes third quarter Medical revenues by organizational unit:

	Three months ended June 30,
(Millions of dollars)	2019	2018	Total Change	Estimated FX Impact	FXN Change
Medication Delivery Solutions	$984	$977	0.8%	(3.3)%	4.1%
Medication Management Solutions	658	610	7.7%	(1.5)%	9.2%
Diabetes Care	275	276	(0.4)%	(3.3)%	2.9%
Pharmaceutical Systems	394	383	3.1%	(4.7)%	7.8%
Total Medical Revenues	$2,311	$2,246	2.9%	(3.1)%	6.0%
Third quarter Medical segment revenues reflected sales growth attributable to the Medication Management Solutions unit's installations of infusion systems and sales of disposables. Revenues in the Medication Delivery Solutions unit reflected growth in global sales of vascular access devices. The Pharmaceutical Systems unit's third quarter revenue growth was driven by sales of self-injection systems. Strength in the Diabetes Care unit's sales of pen needles in emerging markets was partially offset by weaker U.S. sales in the current-year period compared with sales in the prior-year period.
Medical segment total revenues for the nine-month period are below. Revenues in the current-year period were favorably impacted by the inclusion of revenues, resulting from our acquisition of C.R. Bard, Inc. ("Bard") in December 2017, associated with certain Bard products within the Medication Delivery Solutions unit in the first quarter of fiscal year 2019 but not in the first quarter of the prior-year period as operating activities of the acquired business were not included in our consolidated results of operations until January 1, 2018.

	Nine months ended June 30,
(Millions of dollars)	2019	2018	Total Change	Estimated FX Impact	FXN Change
Total Medical Revenues	$6,626	$6,270	5.7%	(2.6)%	8.3%
Medical segment operating income for the three and nine-month periods is provided below. Operating income in the current year's nine-month period reflects the inclusion of results associated with certain Bard products in the first quarter of 2019, as noted above.

	Three months ended June 30,		Nine months ended June 30,
(Millions of dollars)	2019	2018	2019	2018
Medical segment operating income	$744	$732	$2,008	$1,943

Segment operating income as % of Medical revenues	32.2%	32.6%	30.3%	31.0%
The Medical segment's operating income in the third quarter was driven by its performance with respect to gross profit margin and operating expenses.

•
Gross profit margin was lower in the third quarter of 2019 as compared with the third quarter of 2018 primarily due to unfavorable foreign currency translation, unfavorable product mix, pricing pressures and higher raw material costs. These unfavorable impacts to the Medical segment's gross margin were partially offset by lower manufacturing costs resulting from continuous improvement projects which enhanced the efficiency of our operations, as well as the unfavorable prior-year impact of recognizing a fair value step-up adjustment relating to Bard's inventory on the acquisition date.

•	Selling and administrative expense as a percentage of revenues was lower in the third quarter of 2019 as compared with the prior-year period primarily due to lower selling expenses.

•
Research and development expense as a percentage of revenues was lower in the third quarter of 2019 as compared with the third quarter of 2018 due to recent completion of projects and the timing of project spending.

Life Sciences Segment
The following summarizes third quarter Life Sciences revenues by organizational unit:

	Three months ended June 30,
(Millions of dollars)	2019	2018	Total Change	Estimated FX Impact	FXN Change
Preanalytical Systems	$407	$404	0.7%	(4.0)%	4.7%
Diagnostic Systems	368	362	1.7%	(3.9)%	5.6%
Biosciences	284	314	(9.6)%	(2.9)%	(6.7)%
Total Life Sciences Revenues	$1,058	$1,079	(2.0)%	(3.7)%	1.7%
The Life Sciences segment's revenues in the third quarter reflected continued strength in sales of the Diagnostic Systems unit's BD MAXTM molecular platform as well as growth in sales of core microbiology products. The Preanalytical Systems unit's third quarter revenues reflected growth in sales of core products in emerging markets. Third quarter revenues in the Biosciences unit reflected growth in research reagent sales, as well as growth in U.S. research instrument sales, but were unfavorably impacted by the divestiture of the Advanced Bioprocessing business, as previously discussed. The Biosciences unit's results for the prior-year period included revenues associated with the Advanced Bioprocessing business of $35 million.
Life Sciences segment total revenues for the nine-month period were as follows:

	Nine months ended June 30,
(Millions of dollars)	2019	2018	Total Change	Estimated FX Impact	FXN Change
Total Life Sciences Revenues	$3,166	$3,222	(1.7)%	(3.0)%	1.3%
Life Sciences segment operating income for the three and nine-month periods was as follows:

	Three months ended June 30,		Nine months ended June 30,
(Millions of dollars)	2019	2018	2019	2018
Life Sciences segment operating income	$304	$241	$902	$893

Segment operating income as % of Life Sciences revenues	28.7%	22.4%	28.5%	27.7%
The Life Sciences segment's operating income in the third quarter was driven by its performance with respect to gross profit margin and operating expenses.

•
Gross profit margin in the third quarter of fiscal year 2019 was higher compared with the third quarter of 2018 primarily due to the unfavorable prior-year impact of the Biosciences unit's write-down of certain intangible and other assets. Gross margin in the third quarter of 2019 was also favorably impacted by lower manufacturing costs resulting from continuous improvement projects which enhanced the efficiency of our operations. These favorable impacts to the Life Sciences segment's gross margin were partially offset by unfavorable foreign currency translation and unfavorable product mix.

•
Selling and administrative expense as a percentage of revenues in the third quarter of 2019 was lower compared with the prior-year period primarily due to the timing of marketing program spending, offset by unfavorable foreign currency translation.

•
Research and development expense as a percentage of revenues was lower in the third quarter of 2019 as compared with the third quarter of 2018 primarily due to the Biosciences unit's recognition of write-downs in the prior-year period and also due to the timing of project spending.

Interventional Segment
The following summarizes third quarter Interventional revenues by organizational unit:

	Three months ended June 30,
(Millions of dollars)	2019	2018	Total Change	Estimated FX Impact	FXN Change
Surgery	$349	$336	3.9%	(1.5)%	5.4%
Peripheral Intervention	350	353	(0.8)%	(3.1)%	2.3%
Urology and Critical Care	283	265	6.5%	(2.0)%	8.5%
Total Interventional Revenues	$981	$954	2.9%	(2.3)%	5.2%
The Interventional segment's revenues in the third quarter reflected growth in the Urology and Critical Care unit's sales of acute urology products and sales by the unit's home care and targeted temperature management businesses. Third quarter revenues in the Surgery unit reflected growth in sales of the unit's biosurgery and infection prevention products. The Peripheral Intervention unit's third quarter revenues reflected growth in emerging market sales. This growth was partially offset by an unfavorable impact related to a letter issued in March 2019 by the U.S. Food and Drug Administration ("FDA") to healthcare professionals regarding the use of paclitaxel-coated devices in the treatment of peripheral artery disease, which impacted sales of our drug-coated balloon products.
Interventional segment total revenues for the nine-month period are provided below. Revenues in the current-year period were favorably impacted by the inclusion of revenues associated with Bard's products in the segment's results for the first quarter of fiscal year 2019, as further discussed above.

	Nine months ended June 30,
(Millions of dollars)	2019	2018	Total Change	Estimated FX Impact	FXN Change
Total Interventional Revenues	$2,914	$2,089	39.5%	(2.2)%	41.7%
Interventional segment operating income for the three and nine-month periods is provided below. Operating income in the current year's nine-month period reflects the inclusion of Bard results in the first quarter of 2019, as further discussed above.

	Three months ended June 30,		Nine months ended June 30,
(Millions of dollars)	2019	2018	2019	2018
Interventional segment operating income	$183	$175	$623	$102

Segment operating income as % of Interventional revenues	18.6%	18.3%	21.4%	4.9%
The Interventional segment's operating income in the third quarter was driven by its performance with respect to gross profit margin and operating expenses.

•
Gross profit margin was higher in the third quarter of 2019 as compared with the third quarter of 2018 primarily due to the unfavorable prior-year impact of recognizing a fair value step-up adjustment relating to Bard's inventory on the acquisition date and lower manufacturing costs resulting from continuous improvement projects, which enhanced the efficiency of our operations, and synergy initiatives. These favorable impacts to the Interventional segment's gross margin were partially offset by unfavorable foreign currency translation and unfavorable product mix.

•	Selling and administrative expense as a percentage of revenues in the third quarter of 2019 was relatively flat compared with the prior-year period.

•
Research and development expense as a percentage of revenues was higher in the third quarter of 2019 as compared with the third quarter of 2018 primarily due to the Surgery unit's recognition of a write-down in the current-year period, as further discussed below.

Geographic Revenues
BD’s worldwide third quarter revenues by geography were as follows:

	Three months ended June 30,
(Millions of dollars)	2019	2018	Total Change	Estimated FX Impact	FXN Change
United States	$2,440	$2,338	4.4%	—%	4.4%
International	1,910	1,941	(1.6)%	(6.7)%	5.1%
Total Revenues	$4,350	$4,278	1.7%	(3.0)%	4.7%
Third quarter U.S. revenues reflected growth in all three segments. Revenue growth in the current-year period was largely attributable to sales in the Medical segment's Medication Management Solutions unit as well as to sales in the Interventional segment's Urology and Critical Care unit. U.S. revenue growth in the third quarter of 2019 was unfavorably impacted by results in the Medical segment's Diabetes Care unit and the Interventional segment's Peripheral Intervention unit, as previously noted in the discussions above.
International revenues in the third quarter of 2019 reflected growth in all three segments. Third quarter international revenue growth in the Medical segment was particularly driven by growth in the Pharmaceutical Systems and Medication Delivery Solutions units as well as by growth in the Life Sciences segment's Diagnostic Systems and Preanalytical Systems units.
Emerging market revenues for the third quarter were $703 million, compared with $689 million in the prior year’s quarter. Emerging market revenues in the current-year period also included an estimated $47 million unfavorable impact due to foreign currency translation. Third quarter revenue growth in emerging markets was particularly driven by sales in China and EMA.
Specified Items
Reflected in the financial results for the three and nine-month periods of fiscal years 2019 and 2018 were the following specified items:

	Three months ended June 30,		Nine months ended June 30,
(Millions of dollars)	2019	2018	2019	2018
Integration costs (a)	$63	$103	$206	$255
Restructuring costs (a)	27	33	99	288
Transaction costs (a)	—	11	1	61
Financing impacts (b)	—	—	—	49
Purchase accounting adjustments (c)	378	433	1,135	1,358
Transaction gain/loss and product-related matters (d)	—	—	61	—
European regulatory initiative-related costs (e)	14	—	29	—
Impacts of debt extinguishment (f)	52	3	53	16
Net impact of gain on sale of investment and asset impairments (g)	30	(214)	30	(214)
Hurricane recovery-related impacts	(10)	3	(10)	15
Total specified items	553	372	1,604	1,830
Less: tax impact of specified items and tax reform (h)	120	130	263	133
After-tax impact of specified items	$432	$242	$1,341	$1,697

(a)	Represents integration, restructuring and transaction costs which are primarily recorded in Acquisitions and other restructurings and are further discussed below.

(b)	Represents financing impacts associated with the Bard acquisition, which were recorded in Interest income and Interest expense.

(c)
Primarily represents non-cash amortization expense associated with acquisition-related identifiable intangible assets. BD’s amortization expense is primarily recorded in Cost of products sold. The three and nine-month amounts in 2018 also included fair value step-up adjustments of $56 million and $478 million, respectively, relating to Bard's inventory on the acquisition date.

(d)
Represents amounts relating to certain product liability matters and the estimated cost of a product recall, as well as the pre-tax gain recognized on BD's sale of its Advanced Bioprocessing business. Further discussion regarding these amounts recorded to Other operating expense, net is provided below.

(e)
Represents initial costs required to develop processes and systems to comply with emerging regulations such as the European Union Medical Device Regulation ("EUMDR") and General Data Protection Regulation ("GDPR"). These costs were recorded in Cost of products sold and Research and development expense.

(f)	Represents the impacts, which were primarily recorded in Other income (expense), net, of our extinguishment of certain long-term senior notes.

(g)
The amounts in 2019 represented a non-cash charge recorded to write down the carrying value of certain intangible assets in the Surgery unit.  The amounts in 2018 included the net amount, recognized in the period and recorded to Other income (expense), net, related to BD's sale of its non-controlling interest in Vyaire Medical, partially offset by $81 million of charges recorded to write down the carrying value of certain intangible and other assets in the Biosciences unit.

(h)
The amounts in the nine-month periods of fiscal years 2019 and 2018 included tax (benefit) expense, net, of $(54) million and $275 million, respectively, relating to new U.S. tax legislation, as further discussed below.

Gross Profit Margin
Gross profit margin for the three and nine-month periods of fiscal year 2019 compared with the prior-year periods in fiscal year 2018 reflected the following impacts:

	Three-month period	Nine-month period
June 30, 2018 gross profit margin %	47.1%	44.7%
Impact of purchase accounting adjustments and other specified items	3.1%	3.6%
Operating performance	(1.2)%	0.2%
Foreign currency translation	(1.3)%	(1.1)%
June 30, 2019 gross profit margin %	47.7%	47.4%
The impact of purchase accounting adjustments and other specified items on the current-year three and nine-month periods was favorable due to a comparison to the prior-year periods, which included the recognition of fair value step-up adjustments relating to Bard's inventory on the acquisition date, as well as write-downs of certain intangible and other assets in the Biosciences unit, as previously discussed above. Operating performance for the three-month period primarily reflected the impact of unfavorable product mix, partially offset by lower manufacturing costs resulting from continuous operations improvement projects and synergy initiatives. Operating performance in the current-year nine-month period primarily reflected the favorable impact of Bard on product mix as well as lower manufacturing costs resulting from continuous operations improvement projects and synergy initiatives, partially offset by higher raw material costs and pricing pressures.

Operating Expenses
A summary of operating expenses for the three and nine-month periods of fiscal years 2019 and 2018 is as follows:

	Three months ended June 30,		Increase (decrease) in basis points	Nine months ended June 30,		Increase (decrease) in basis points
	2019	2018		2019	2018
(Millions of dollars)
Selling and administrative expense	$1,076	$1,086		$3,238	$2,915
% of revenues	24.7%	25.4%	(70)	25.5%	25.2%	30

Research and development expense	$282	$277		$792	$727
% of revenues	6.5%	6.5%	—	6.2%	6.3%	(10)

Acquisitions and other restructurings	$90	$142		$281	$600

Other operating expense, net	$—	$—		$61	$—
Selling and administrative expense
The decrease in selling and administrative expense as a percentage of revenues in the current three-month period primarily reflected higher revenues and the achievement of cost synergies in the current year's quarter. The increase in selling and administrative expense as a percentage of revenues in the current nine-month period compared with the prior-year period primarily reflected higher selling and general administrative costs attributable to Bard, which had a higher selling and administrative spending profile than BD, in the current-year's first quarter results.
Research and development expense
Research and development expense as a percentage of revenues in the current three and nine-month periods was relatively flat compared with the prior-year periods. Spending in both the current and prior-year periods reflected our continued commitment to invest in new products and platforms. Expense in the current-year periods also included a charge recorded to write down the carrying value of certain intangible assets in the Surgery unit and expense in the prior-year periods included certain write-down charges in the Biosciences unit, as noted above.
Acquisitions and other restructurings
Costs relating to acquisitions and other restructurings in the current year's three and nine-month periods largely represented integration and restructuring costs incurred due to our acquisition of Bard in the first quarter of fiscal year 2018. Costs relating to acquisitions and other restructurings in the prior year's three and nine-month periods included restructuring, integration and transaction costs incurred due to our acquisition of Bard as well as integration and restructuring costs related to our CareFusion acquisition and other portfolio rationalization initiatives. For further disclosures regarding restructuring costs, refer to Note 11 in the Notes to Condensed Consolidated Financial Statements.
Other operating expense, net
Other operating expense in the current nine-month period included a charge of approximately $331 million relating to certain product liability matters as further discussed in Note 5 in the Notes to Condensed Consolidated Financial Statements, as well as the estimated costs of $65 million relating to a product recall in the Medical segment. Net other operating expense in the current nine-month period additionally included the pre-tax gain of $336 million recognized on BD's sale of its Advanced Bioprocessing business. Additional disclosures regarding this divestiture transaction are provided in Note 10 in the Notes to Condensed Consolidated Financial Statements.

Nonoperating Income
Net interest expense
The components for the three and nine-month periods of fiscal years 2019 and 2018 were as follows:

	Three months ended June 30,		Nine months ended June 30,
(Millions of dollars)	2019	2018	2019	2018
Interest expense	$(156)	$(182)	$(498)	$(525)
Interest income	2	8	8	55
Net interest expense	$(154)	$(174)	$(490)	$(470)
Lower interest expense in the current year's three and nine-month periods compared with the prior-year periods primarily reflected higher fees incurred in the prior-year period to draw from our term loan facility, which is further discussed below. Interest expense in the current-year periods was also favorably impacted by debt repayments during the current year, as well as lower overall interest rates on debt outstanding during the current-year period as a result of refinancing activities.
Interest income was not material to our consolidated financial results in the current and prior-year three-month periods. The decrease in interest income for the nine-month period of fiscal year 2019 reflected higher levels of cash on hand in the first quarter of fiscal year 2018 in anticipation of closing the Bard acquisition at the end of the quarter.
Other income (expense), net
The components of Other income (expense), net for the three and nine-month periods of fiscal years 2019 and 2018 were largely not material to our consolidated financial results. Other income in the three and nine-month periods of fiscal year 2018 included a net amount related to BD's sale of its non-controlling interest in Vyaire Medical, as noted above.
Income Taxes
The income tax rates for the three and nine-month periods of fiscal years 2019 and 2018 are provided below.

	Three months ended June 30,		Nine months ended June 30,
	2019	2018	2019	2018
Effective income tax rate	2.0%	8.2%	9.1%	41.2%

Impact, in basis points, from specified items and tax reform	(1,080)	(980)	(420)	2,400
The effective income tax rate for the three-month period of fiscal year 2019 reflected a more favorable tax impact from specified items and tax reform compared with the benefit associated with specified items recognized in the prior-year period. The effective income tax rate for the nine-month period of fiscal year 2019 reflected a favorable impact relating to the timing of certain discrete items, as well as the recognition of $54 million of tax benefit recorded to adjust our consolidated balance sheet for the impacts of U.S. tax legislation that was enacted in December 2017, compared with additional tax expense of $275 million that was recognized as a result of this legislation in the prior-year period. For further disclosures regarding the finalization of our accounting for this U.S. tax legislation, refer to Note 16 in the Notes to Condensed Consolidated Financial Statements.
Net Income and Diluted Earnings per Share
Net Income and Diluted Earnings per Share for the three and nine-month periods of fiscal years 2019 and 2018 were as follows:

	Three months ended June 30,		Nine months ended June 30,
	2019	2018	2019	2018
Net Income (Millions of dollars)	$451	$594	$1,071	$446
Diluted Earnings per Share	$1.51	$2.03	$3.49	$1.27

Unfavorable impact-specified items	$(1.58)	$(0.88)	$(4.88)	$(6.51)
Dilutive impact of BD shares	$—	$—	$—	$(0.31)
Unfavorable impact-foreign currency translation	$(0.25)		$(0.64)

The dilutive impact for the nine-month period of fiscal year 2018 included the unfavorable impact of BD shares issued through public offerings of equity securities in the third quarter of fiscal year 2017, in anticipation of the Bard acquisition, and BD shares issued as consideration transferred in the first quarter of fiscal year 2018 for the Bard acquisition.
Liquidity and Capital Resources
The following table summarizes our condensed consolidated statements of cash flows:

	Nine months ended June 30,
(Millions of dollars)	2019	2018
Net cash provided by (used for)
Operating activities	$1,959	$1,559
Investing activities	$(300)	$(15,173)
Financing activities	$(2,300)	$949
Cash generated from operations, along with available cash and cash equivalents, is expected to be sufficient to fund our normal operating needs for the remainder of fiscal year 2019. Normal operating needs in fiscal year 2019 include working capital, capital expenditures, and cash dividends.
Net Cash Flows from Operating Activities
Cash flows from operating activities in the first nine months of fiscal year 2019 reflected net income, adjusted by a change in operating assets and liabilities that was a net use of cash. This net use of cash primarily reflected lower levels of accounts payable and accrued expenses and higher levels of inventory, partially offset by lower levels of trade receivables. Accounts payable and accrued expenses were lower primarily due to the timing and amount of interest payments due as well as cash paid related to our product liability matters and income taxes payable. Cash flows from operating activities in the current-year period were adjusted by the charge of $331 million relating to certain product liability matters, which is noted above and further discussed in Note 5 in the Notes to Condensed Consolidated Financial Statements. Cash flows from operating activities in the current-year period additionally reflected an adjustment for a gain of $336 million on our sale of a business, which is further discussed in Note 10 in the Notes to Condensed Consolidated Financial Statements, as well as $200 million of discretionary cash contributions to fund our pension obligation.
Cash flows from operating activities in the prior-year period reflected a non-cash change to deferred tax asset and liability balances which were remeasured during the prior-year period under new tax legislation, as further discussed above. Cash flows from operating activities in the prior-year period additionally reflected a change in operating assets and liabilities that was a net source of cash, a $308 million gain on the sale of our remaining interest in the Vyaire Medical venture, as well as discretionary cash contributions to fund our pension obligation of $287 million.
Net Cash Flows from Investing Activities
Our investments in capital expenditures are focused on projects that enhance our cost structure and manufacturing capabilities, and support our strategy of geographic expansion with select investments in growing markets.  Net outflows from investing activities in the first nine months of fiscal year 2019 included capital expenditure-related outflows of $599 million, compared with $588 million in the prior-year period. Net cash flows from investing activities in the first nine months of fiscal year 2019 also included $477 million of proceeds from our sale of a business during the period, as further discussed above, compared with $534 million of proceeds from divestitures in the prior-year period. Cash outflows for acquisitions in the prior-year period of $15.0 billion related to our acquisition of Bard.

Net Cash Flows from Financing Activities
Net cash from financing activities in the first nine months of fiscal years 2019 and 2018 included the following significant cash flows:

	Nine months ended June 30,
(Millions of dollars)	2019	2018
Cash inflow (outflow)
Change in credit facility borrowings	$300	$200
Proceeds from long-term debt and term loans	$2,224	$4,335
Payments of debt and term loans	$(3,882)	$(2,723)
Dividends paid	$(737)	$(687)
Certain measures relating to our total debt were as follows:

(Millions of dollars)	June 30, 2019	September 30, 2018
Total debt	$20,184	$21,496

Short-term debt as a percentage of total debt	10.7%	12.1%
Weighted average cost of total debt	2.9%	3.2%
Total debt as a percentage of total capital*	45.9%	47.8%
*    Represents shareholders’ equity, net non-current deferred income tax liabilities, and debt.
The decrease in the ratio of short-term debt as a percentage of total debt at June 30, 2019 was primarily driven by the payment of certain short-term notes as well as the issuance of long-term notes in 2019. Further disclosures regarding these transactions are provided in Note 15 in the Notes to Condensed Consolidated Financial Statements.
Cash and Short-term Investments
At June 30, 2019, total worldwide cash and short-term investments, including restricted cash, were approximately $606 million, which were primarily held in jurisdictions outside of the United States.
Financing Facilities
In September 2018, we entered into a 364-day $750 million senior unsecured term loan facility. Borrowings outstanding under the term loan facility were $35 million at June 30, 2019. We also have a five-year senior unsecured revolving credit facility in place which provides borrowing of up to $2.25 billion. This facility will expire in December 2022. We are able to issue up to $100 million in letters of credit under this new revolving credit facility and it also includes a provision that enables BD, subject to additional commitments made by the lenders, to access up to an additional $500 million in financing through the facility for a maximum aggregate commitment of $2.75 billion. We use proceeds from this facility to fund general corporate needs. Borrowings outstanding under the revolving credit facility at June 30, 2019 were $300 million.
The agreements for our term loan and revolving credit facility contained the following financial covenants. We were in compliance with these covenants as of June 30, 2019.

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
We also have informal lines of credit outside the United States. The Company had no commercial paper borrowings outstanding as of June 30, 2019. We may, from time to time, sell certain trade receivable assets to third parties as we manage working capital over the normal course of our business activities.

Access to Capital and Credit Ratings
Our corporate credit ratings with the rating agencies Standard & Poor's Ratings Services and Fitch Ratings at June 30, 2019 were unchanged compared with our ratings at September 30, 2018. In May 2019, Moody's Investor Service reaffirmed our September 30, 2018 ratings and revised the agency's outlook regarding the likely direction of these ratings over the medium term from Stable to Positive.
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
Regulatory Matters

In January 2018, BD received a Warning Letter from the U.S. FDA, citing certain alleged violations of quality system regulations and of law with respect to our Preanalytical Systems facility in Franklin Lakes, New Jersey. The Warning Letter states that, until BD resolves the outstanding issues covered by the Warning Letter, the FDA will not clear or approve any premarket submissions for Class III devices to which the non-conformances are reasonably related or grant requests for certificates to foreign governments. BD is working closely with the FDA and intends to fully implement corrective actions to address the concerns identified in the Warning Letter. However, BD cannot give any assurances that the FDA will be satisfied with its responses to the Warning Letter or as to the expected date of resolution of matters included in the Warning Letter. While BD does not believe that the issues identified in the Warning Letter will have a material impact on BD’s operation, no assurances can be given that the resolution of this matter will not have a material adverse effect on BD’s business, results of operations, financial conditions and/or liquidity.
Cautionary Statement Regarding Forward-Looking Statements
BD and its representatives may from time to time make certain forward-looking statements in publicly released materials, both written and oral, including statements contained in filings with the Securities and Exchange Commission, press releases, and our reports to shareholders. Forward-looking statements may be identified by the use of words such as “plan,” “expect,” “believe,” “intend,” “will,”, “may”, “anticipate,” “estimate” and other words of similar meaning in conjunction with, among other things, discussions of future operations and financial performance (including volume growth, pricing, sales and earnings per share growth, and cash flows) and statements regarding our strategy for growth, future product development, regulatory approvals, competitive position and expenditures. All statements that address our future operating performance or events or developments that we expect or anticipate will occur in the future are forward-looking statements.
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

•
Conditions in international markets, including social and political conditions, civil unrest, terrorist activity, governmental changes, trade barriers, restrictions on the ability to transfer capital across borders, difficulties in protecting and enforcing our intellectual property rights and governmental expropriation of assets. This includes the possible impact of the United Kingdom's exit from the European Union ("Brexit"), which has created uncertainties affecting our business operations in the United Kingdom and the EU, and possibly other countries, including with respect to compliance with the regulatory regimes regarding the labeling and registration of the products we sell in these markets. The limited progress in the negotiations of the terms of the U.K.’s withdraw and the possibility that the U.K. may exit the EU without a formal withdrawal agreement in place has increased the uncertainty around Brexit. While we have taken proactive steps to mitigate any disruption to our operations, we could face increased regulatory costs, volatility in exchange rates, market instability and other risks, depending on the final terms of the U.K.’s exit from the EU.

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

•
The effects of weather, regulatory or other events that adversely impact our supply chain, including our ability to manufacture our products (particularly where production of a product line is concentrated in one or more plants) or source materials or components from suppliers (including sole-source suppliers) that are needed for such manufacturing, or our ability to provide products to our customers, including events that impact key distributors.

•
Pending and potential future litigation or other proceedings asserting, and/or subpoenas seeking information with respect to, alleged violations of law (including in connection with federal and/or state healthcare programs such as Medicare or Medicaid, and/or sales and marketing practices such as investigative subpoenas and the civil investigative demands received by BD and Bard), antitrust claims, product liability claims (which may involve lawsuits seeking class action status or seeking to establish multi-district litigation proceedings, including claims relating to our hernia repair implant products, surgical continence products for women and vena cava filter products), claims with respect to environmental matters, and patent infringement actions, and the availability or collectability of insurance relating to any such claims.

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

•
Product efficacy or safety concerns regarding our products resulting in product holds or recalls, regulatory action on the part of the FDA or foreign counterparts (including restrictions on future product clearances and civil penalties), declining sales and product liability claims, and damage to our reputation. As a result of the CareFusion acquisition, we are operating under a consent decree with the FDA relating to our U.S. infusion pump business. The consent decree authorizes the FDA, in the event of any violations in the future, to order us to cease manufacturing and distributing products, recall products or take other actions, and we may be required to pay significant monetary damages if we fail to comply with any provision of the consent decree. Also, in March 2019, the FDA issued a letter to healthcare professionals regarding the use of paclitaxel-coated devices in the treatment of peripheral artery disease, advising clinicians to consider using alternative treatments. We estimate that the FDA letter will lead to a fifty percent decrease in sales of BD’s drug-coated balloons for the balance of fiscal year 2019 compared to our original forecast, although the actual impact could be greater. The extent and duration of the impact from the FDA letter beyond fiscal year 2019, and the likelihood of FDA approval of new drug-coated devices, is difficult to predict, and no assurance can be given that it will not have a material impact on our results of operations in future periods.

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
Item 4.    Controls and Procedures
An evaluation was carried out by BD’s management, with the participation of BD’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of BD’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of June 30, 2019. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were, as of the end of the period covered by this report, effective and designed to ensure that material information relating to BD and its consolidated subsidiaries would be made known to them by others within these entities.
There were no changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2019 identified in connection with the above-referenced evaluation that have materially affected, or are reasonably likely to materially affect, BD’s internal control over financial reporting. On December 29, 2017, BD completed the acquisition of Bard and in our 2018 Annual Report on Form 10-K, we excluded Bard from our evaluation of internal control over financial reporting. This exclusion was in accordance with the U.S. Securities and Exchange Commission's general guidance that a recently acquired business may be omitted from the assessment scope for up to one year from the date of acquisition. BD has extended its oversight and monitoring processes that support our internal control over financial reporting, as well as our disclosure controls and procedures, to the acquired operations of Bard and we will incorporate Bard into our annual assessment of internal control over financial reporting for our fiscal year ending September 30, 2019.

PART II - OTHER INFORMATION
Item 1.    Legal Proceedings
We are involved, both as a plaintiff and a defendant, in various legal proceedings which arise in the ordinary course of business, including product liability and environmental matters as set forth in our 2018 Annual Report on Form 10-K and in Note 5 of the Notes to Condensed Consolidated Financial Statements in this report. Since March 31, 2019, there have been no material developments with respect to the legal proceedings in which we are involved, except as provided below.
Filter Product Claims
On May 31, 2019, the multi-district litigation (“MDL”) Court ceased accepting direct filings or transfers into the Filter Product Claims MDL and remands for non-settled cases are expected to begin within the next three to six months. Trials are scheduled throughout 2019 and 2020 in certain state and federal courts. As of June 30, 2019, the Company entered into settlement agreements and/or settlement agreements in principle for approximately 4,200 cases.
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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
The table below sets forth certain information regarding our purchases of common stock of BD during the quarter ended June 30, 2019.
Issuer Purchases of Equity Securities

For the three months ended June 30, 2019	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
April 1 – 30, 2019	2,838	$251.16	—	7,857,742
May 1 – 31, 2019	222	224.17	—	7,857,742
June 1 – 30, 2019	—	—	—	7,857,742
Total	3,060	$249.20	—	7,857,742

(1)
Consists of 3,060 shares purchased during the quarter in open market transactions by the trust relating to BD’s Deferred Compensation and Retirement Benefit Restoration Plan and 1996 Directors’ Deferral Plan.

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

Exhibit 101
The following materials from this report, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Becton, Dickinson and Company
(Registrant)
Dated: August 6, 2019

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

101
The following materials from this report, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.