Form 10-Q
period 2019-12-31
BECTON DICKINSON & CO
filed 2020-02-06
CIK 10795

Table of Contents

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2019
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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
There were 271,173,148 shares of Common Stock, $1.00 par value, outstanding at December 31, 2019.

BECTON, DICKINSON AND COMPANY
FORM 10-Q
For the quarterly period ended December 31, 2019

ITEM 1. FINANCIAL STATEMENTS
BECTON, DICKINSON AND COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
Millions of dollars

	December 31, 2019	September 30, 2019
Assets	(Unaudited)
Current Assets:
Cash and equivalents	$560	$536
Restricted cash	49	54
Short-term investments	8	30
Trade receivables, net	2,074	2,345
Inventories:
Materials	599	544
Work in process	350	318
Finished products	1,811	1,717
	2,760	2,579
Prepaid expenses and other	987	1,119
Total Current Assets	6,438	6,664
Property, Plant and Equipment	11,425	11,128
Less allowances for depreciation and amortization	5,643	5,469
Property, Plant and Equipment, Net	5,782	5,659
Goodwill	23,435	23,376
Developed Technology, Net	10,848	11,054
Customer Relationships, Net	3,345	3,424
Other Intangibles, Net	532	500
Other Assets	1,573	1,088
Total Assets	$51,952	$51,765
Liabilities and Shareholders’ Equity
Current Liabilities:
Short-term debt	$2,456	$1,309
Payables, accrued expenses and other current liabilities	4,269	4,345
Total Current Liabilities	6,726	5,655
Long-Term Debt	16,949	18,081
Long-Term Employee Benefit Obligations	1,290	1,272
Deferred Income Taxes and Other Liabilities	5,785	5,676
Commitments and Contingencies (See Note 5)
Shareholders’ Equity
Preferred stock	2	2
Common stock	347	347
Capital in excess of par value	16,320	16,270
Retained earnings	12,938	12,913
Deferred compensation	24	23
Common stock in treasury - at cost	(6,228)	(6,190)
Accumulated other comprehensive loss	(2,202)	(2,283)
Total Shareholders’ Equity	21,202	21,081
Total Liabilities and Shareholders’ Equity	$51,952	$51,765
Amounts may not add due to rounding.
See notes to condensed consolidated financial statements

BECTON, DICKINSON AND COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Millions of dollars, except per share data
(Unaudited)

	Three Months Ended December 31,
	2019	2018
Revenues	$4,225	$4,160
Cost of products sold	2,247	2,187
Selling and administrative expense	1,121	1,073
Research and development expense	270	258
Acquisitions and other restructurings	86	91
Other operating income, net	—	(335)
Total Operating Costs and Expenses	3,724	3,273
Operating Income	501	888
Interest expense	(136)	(171)
Interest income, net	1	(12)
Other income, net	27	10
Income Before Income Taxes	394	714
Income tax provision	117	115
Net Income	278	599
Preferred stock dividends	(38)	(38)
Net income applicable to common shareholders	$240	$562

Basic Earnings per Share	$0.88	$2.09
Diluted Earnings per Share	$0.87	$2.05
Dividends per Common Share	$0.79	$0.77
Amounts may not add due to rounding.
See notes to condensed consolidated financial statements

BECTON, DICKINSON AND COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Millions of dollars
(Unaudited)

	Three Months Ended December 31,
	2019	2018
Net Income	$278	$599
Other Comprehensive Income (Loss), Net of Tax
Foreign currency translation adjustments	26	(35)
Defined benefit pension and postretirement plans	17	15
Cash flow hedges	39	1
Other Comprehensive Income (Loss), Net of Tax	82	(18)
Comprehensive Income	$359	$581
Amounts may not add due to rounding.
See notes to condensed consolidated financial statements

BECTON, DICKINSON AND COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Millions of dollars
(Unaudited)

	Three Months Ended December 31,
	2019	2018
Operating Activities
Net income	$278	$599
Adjustments to net income to derive net cash provided by operating activities:
Depreciation and amortization	530	563
Share-based compensation	82	93
Deferred income taxes	(71)	(28)
Change in operating assets and liabilities	102	(473)
Pension obligation	24	(225)
Gain on sale of business	—	(335)
Other, net	(231)	52
Net Cash Provided by Operating Activities	713	245
Investing Activities
Capital expenditures	(173)	(167)
Proceeds from divestitures, net	—	476
Other, net	(114)	(9)
Net Cash (Used for) Provided by Investing Activities	(287)	299
Financing Activities
Change in credit facility borrowings	210	50
Payments of debt and term loans	(303)	(453)
Dividends paid	(252)	(245)
Other, net	(68)	(86)
Net Cash Used for Financing Activities	(413)	(734)
Effect of exchange rate changes on cash and equivalents and restricted cash	6	(5)
Net increase (decrease) in cash and equivalents and restricted cash	18	(195)
Opening Cash and Equivalents and Restricted Cash	590	1,236
Closing Cash and Equivalents and Restricted Cash	$609	$1,042
Amounts may not add due to rounding.
See notes to condensed consolidated financial statements

BECTON, DICKINSON AND COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019
Note 1 – Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, in the opinion of the management of Becton, Dickinson and Company (the "Company" or "BD"), include all adjustments which are of a normal recurring nature, necessary for a fair presentation of the financial position and the results of operations and cash flows for the periods presented. However, the financial statements do not include all information and accompanying notes required for a presentation in accordance with U.S. generally accepted accounting principles ("U.S. GAAP"). These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s 2019 Annual Report on Form 10-K. Within the financial statements and tables presented, certain columns and rows may not add due to the use of rounded numbers for disclosure purposes. Percentages and earnings per share amounts presented are calculated from the underlying amounts. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year.
Note 2 – Accounting Changes
New Accounting Principle Adopted
In February 2016, the Financial Accounting Standards Board ("FASB") issued a new lease accounting standard which requires lessees to recognize lease assets and lease liabilities on the balance sheet, as well as requires expanded disclosures regarding leasing arrangements. The Company adopted this standard on October 1, 2019 and elected certain practical expedients permitted under the transition guidance, including a transition method which allows application of the new standard at its adoption date, rather than at the earliest comparative period presented in the financial statements. The Company also elected not to perform any reassessments relative to its expired and existing leases upon its adoption of the new requirements. The Company's adoption of this standard did not materially impact its condensed consolidated financial statements. Additional disclosures regarding the Company’s lease arrangements are provided in Note 14.
New Accounting Principles Not Yet Adopted
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
In August 2018, the FASB issued a new accounting standard to align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal use software license). The standard is effective for the Company on October 1, 2020, but early adoption is permitted, including adoption in any interim period. The Company is currently evaluating the impact that this new accounting standard will have on its consolidated financial statements upon its adoption.

Note 3 – Shareholders' Equity
Changes in certain components of shareholders' equity for the first quarters of fiscal years 2020 and 2019 were as follows:

	Common Stock Issued at Par Value	Capital in Excess of Par Value	Retained Earnings	Deferred Compensation	Treasury Stock
(Millions of dollars)					Shares (in thousands)	Amount
Balance at September 30, 2019	$347	$16,270	$12,913	$23	(76,260)	$(6,190)
Net income	—	—	278	—	—	—
Common dividends ($0.79 per share)	—	—	(215)	—	—	—
Preferred dividends	—	—	(38)	—	—	—
Common stock issued for share-based compensation and other plans, net	—	(32)	—	1	758	(38)
Share-based compensation	—	82	—	—	—	—
Common stock held in trusts, net (a)	—	—	—	—	(12)	—
Balance at December 31, 2019	$347	$16,320	$12,938	$24	(75,514)	$(6,228)

	Common Stock Issued at Par Value	Capital in Excess of Par Value	Retained Earnings	Deferred Compensation	Treasury Stock
(Millions of dollars)					Shares (in thousands)	Amount
Balance at September 30, 2018	$347	$16,179	$12,596	$22	(78,463)	$(6,243)
Net income	—	—	599	—	—	—
Common dividends ($0.77 per share)	—	—	(207)	—	—	—
Preferred dividends	—	—	(38)	—	—	—
Common stock issued for share-based compensation and other plans, net	—	(97)	—	2	851	9
Share-based compensation	—	92	—	—	—	—
Common stock held in trusts, net (a)	—	—	—	—	(12)	—
Effect of change in accounting principles	—	—	68	—	—	—
Balance at December 31, 2018	$347	$16,174	$13,018	$24	(77,624)	$(6,235)

(a)	Common stock held in trusts represents rabbi trusts in connection with deferred compensation under the Company’s employee salary and bonus deferral plan and directors’ deferral plan.

The components and changes of Accumulated other comprehensive income (loss) for the first quarters of fiscal years 2020 and 2019 were as follows:

(Millions of dollars)	Total	Foreign Currency Translation	Benefit Plans	Cash Flow Hedges
Balance at September 30, 2019	$(2,283)	$(1,256)	$(1,005)	$(23)
Other comprehensive income before reclassifications, net of taxes	63	26	—	37
Amounts reclassified into income, net of taxes	19	—	17	2
Balance at December 31, 2019	$(2,202)	$(1,230)	$(988)	$16

(Millions of dollars)	Total	Foreign Currency Translation	Benefit Plans	Cash Flow Hedges
Balance at September 30, 2018	$(1,909)	$(1,162)	$(729)	$(17)
Other comprehensive (loss) income before reclassifications, net of taxes	(32)	(35)	3	(1)
Amounts reclassified into income, net of taxes	14	—	13	1
Balance at December 31, 2018	$(1,927)	$(1,197)	$(714)	$(16)
The amounts of foreign currency translation recognized in other comprehensive income during the three months ended December 31, 2019 and 2018 included net (losses) gains relating to net investment hedges. The amount recognized in other comprehensive income relating to cash flow hedges during the three months ended December 31, 2019 related to forward starting interest rate swaps. Additional disclosures regarding the Company's derivatives are provided in Note 12.

Note 4 – Earnings per Share
The weighted average common shares used in the computations of basic and diluted earnings per share (shares in thousands) were as follows:

	Three Months Ended December 31,
	2019	2018
Average common shares outstanding	271,102	269,035
Dilutive share equivalents from share-based plans	3,850	5,221
Average common and common equivalent shares outstanding – assuming dilution	274,952	274,256

Share equivalents excluded from the diluted shares outstanding calculation because the result would have been antidilutive:
Mandatory convertible preferred stock	11,685	11,685

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
Hernia Product Claims
As of December 31, 2019, the Company is defending approximately 14,330 product liability claims involving the Company’s line of hernia repair devices (collectively, the “Hernia Product Claims”). The majority of those claims are currently pending in a coordinated proceeding in Rhode Island State Court, but claims are also pending in other state and/or federal court jurisdictions. In addition, those claims include multiple putative class actions in Canada. Generally, the Hernia Product Claims seek damages for personal injury allegedly resulting from use of the products. From time to time, the Company engages in resolution discussions with plaintiffs’ law firms regarding certain of the Hernia Product Claims, but the Company also intends to vigorously defend Hernia Product Claims that do not settle, including through litigation. Trials are scheduled throughout 2020 in various state and/or federal courts. The Company expects additional trials of Hernia Product Claims to take place over the next 12 months. In August 2018, a new hernia multi-district litigation (“MDL”) was ordered to be established in the Southern District of Ohio. The Company cannot give any assurances that the resolution of the Hernia Product Claims that have not settled, including asserted and unasserted claims and the putative class action lawsuits, will not have a material adverse effect on the Company’s business, results of operations, financial condition and/or liquidity.
Women’s Health Product Claims
As of December 31, 2019, the Company is defending approximately 750 product liability claims involving the Company’s line of pelvic mesh devices. The majority of those claims are currently pending in various federal court jurisdictions, and a coordinated proceeding in New Jersey State Court, but claims are also pending in other state court jurisdictions. In addition, those claims include putative class actions filed in the United States. Not included in the figures above are approximately 1,010 filed and unfiled claims that have been asserted or threatened against the Company but lack sufficient information to determine whether a pelvic mesh device of the Company is actually at issue.
The claims identified above also include products manufactured by both the Company and two subsidiaries of Medtronic plc (as successor in interest to Covidien plc) (“Medtronic”), each a supplier of the Company. Medtronic has an obligation to defend and indemnify the Company with respect to any product defect liability relating to products its subsidiaries had manufactured. In July 2015, the Company reached an agreement with Medtronic in which Medtronic agreed to take responsibility for pursuing settlement of certain of the Women’s Health Product Claims that relate to products distributed by the Company under supply agreements with Medtronic. In June 2017, the Company amended the agreement with Medtronic to transfer responsibility for settlement of additional Women’s Health Product Claims to Medtronic on terms similar to the July 2015 agreement, including with respect to the obligation to make payments to Medtronic towards these potential settlements. As of December 31, 2019, the Company has paid Medtronic $141 million towards these potential settlements. The Company also may, in its sole discretion, transfer responsibility for settlement of additional Women’s Health Product Claims to Medtronic on similar terms. The agreements do not resolve the dispute between the Company and Medtronic with respect to Women’s Health Product Claims that do not settle, if any. The foregoing lawsuits, unfiled claims, putative class actions, and other claims, together with claims that have settled or are the subject of agreements or agreements in principle to settle, are referred to collectively as the “Women’s Health Product Claims.” The Women’s Health Product Claims generally seek damages for personal injury allegedly resulting from use of the products.
As of December 31, 2019, the Company has reached agreements or agreements in principle with various plaintiffs’ law firms to settle their respective inventories of cases totaling approximately 15,165 of the Women’s Health Product Claims. The Company believes that these Women’s Health Product Claims are not the subject of Medtronic’s indemnification obligation. These settlement agreements and agreements in principle include unfiled and previously unknown claims held by various plaintiffs’ law firms, which are not included in the approximate number of lawsuits set forth in the first paragraph of this section. Each agreement is subject to certain conditions, including requirements for participation in the proposed settlements by a certain minimum number of plaintiffs. The Company continues to engage in discussions with other plaintiffs’ law firms regarding potential resolution of unsettled Women’s Health Product Claims, which may include additional inventory settlements.
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
Filter Product Claims
As of December 31, 2019, the Company is defending approximately 2,650 product liability claims involving the Company’s line of inferior vena cava filters (collectively, the “Filter Product Claims”). The majority of those claims are currently pending in an MDL in the United States District Court for the District of Arizona, but those MDL claims either have been, or are in the process of being, remanded to various federal jurisdictions. Filter Product Claims are also pending in various state court jurisdictions, including a coordinated proceeding in Arizona State Court. In addition, those claims include putative class actions filed in the United States and Canada. The Filter Product Claims generally seek damages for personal injury allegedly resulting from use of the products. The Company has limited information regarding the nature and quantity of certain of the Filter Product Claims. The Company continues to receive claims and lawsuits and may in future periods learn additional information regarding other unfiled or unknown claims, or other lawsuits, which could materially impact the Company’s estimate of the number of claims or lawsuits against the Company. On May 31, 2019, the MDL Court ceased accepting direct filings or transfers into the Filter Product Claims MDL and, as noted above, remands for non-settled cases have begun and are expected to continue over the next three months. Federal and state court trials are scheduled throughout 2020. As of December 31, 2019, the Company entered into settlement agreements and/or settlement agreements in principle for approximately 6,400 cases. On March 30, 2018, a jury in the first MDL trial found the Company liable for negligent failure to warn and entered a verdict in favor of plaintiffs. The jury found the Company was not liable for (a) strict liability design defect; (b) strict liability failure to warn; and (c) negligent design. The Company has appealed that verdict. On June 1, 2018, a jury in the second MDL trial unanimously found in favor of the Company on all claims. On August 17, 2018, the Court entered summary judgment in favor of the Company on all claims in the third MDL trial. On October 5, 2018, a jury in the fourth MDL trial unanimously found in favor of the Company on all claims. The Company expects additional trials of Filter Product Claims may take place over the next 12 months.
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
In connection with the settlement of a prior litigation with certain of the Company's insurance carriers, an agreement with the Company's insurance carriers was reached to reimburse the Company for certain future costs incurred in connection with Filter Product Claims up to an agreed amount. For certain product liability claims or lawsuits, the Company does not maintain or has limited remaining insurance coverage.
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
In the second and fourth quarters of fiscal year 2019, the Company recorded pre-tax charges to Other operating expense, net, of approximately $331 million and $582 million, respectively, related to certain of the product liability matters discussed above under the heading “Product Liability Matters,” including the related legal defense costs. The Company recorded these charges based on additional information obtained during the second and fourth quarters of fiscal year 2019, including but not limited to: the nature and quantity of unfiled and filed claims and the continued rate of claims being filed in certain product liability matters; the status of certain settlement discussions with plaintiffs’ counsel; the allegations and documentation supporting or refuting such allegations; publicly available information regarding similar medical device mass tort settlements; historical information regarding other product liability settlements involving the Company; and the stage of litigation.
Accruals for the Company's product liability claims which are discussed above, as well as the related legal defense costs, amounted to approximately $2.4 billion at December 31, 2019 and $2.5 billion at September 30, 2019. These accruals, which are generally long-term in nature, are largely recorded within Deferred Income Taxes and Other Liabilities on the Company's condensed consolidated balance sheets. As of December 31, 2019 and September 30, 2019, the Company had $48 million and $53 million, respectively, in qualified settlement funds (“QSFs”), subject to certain settlement conditions, for certain product liability matters. Payments to QSFs are recorded as a component of Restricted cash. The Company's expected recoveries related to product liability claims and related legal defense costs were approximately $152 million and $150 million at December 31, 2019 and September 30, 2019, respectively. A substantial amount of these expected recoveries at December 31, 2019 and September 30, 2019 related to the Company’s agreements with Medtronic related to certain Women’s Health Product Claims. The expected recoveries at December 31, 2019 related to the indemnification obligation are not in dispute with respect to claims that Medtronic settles pursuant to the agreements.
Note 6 – Revenues
The Company’s policies for recognizing sales have not changed from those described in the Company’s 2019 Annual Report on Form 10-K. The Company sells a broad range of medical supplies, devices, laboratory equipment and diagnostic products which are distributed through independent distribution channels and directly by BD through sales representatives. End-users of the Company's products include healthcare institutions, physicians, life science researchers, clinical laboratories, the pharmaceutical industry and the general public.

Measurement of Revenues
The Company’s estimate of probable credit losses relating to trade receivables is determined based on historical experience and other specific account data. Amounts are written off against the allowances for doubtful accounts when the Company determines that a customer account is uncollectible. Such amounts are not material to the Company's consolidated financial results.
The Company's gross revenues are subject to a variety of deductions which are recorded in the same period that the underlying revenues are recognized. Such variable consideration includes rebates, sales discounts and sales returns. The impact of variable consideration, including sales discounts and sales returns, is not material to the Company's revenues.
Effects of Revenue Arrangements on Consolidated Balance Sheets
Capitalized contract costs associated with the costs to fulfill contracts for certain products in the Medication Management Solutions organizational unit are immaterial to the Company's condensed consolidated balance sheets. Commissions relating to revenues recognized over a period longer than one year are recorded as assets which are amortized over the period over which the revenues underlying the commissions are recognized. Capitalized contract costs related to such commissions are immaterial to the Company's condensed consolidated balance sheets.
Contract liabilities for unearned revenue that is allocable to performance obligations, such as extended warranty and software maintenance contracts, which are performed over time are immaterial to the Company's consolidated financial results. The Company's liability for product warranties provided under its agreements with customers is not material to its condensed consolidated balance sheets.
Remaining Performance Obligations
The Company's obligations relative to service contracts and pending installations of equipment, primarily in the Company's Medication Management Solutions unit, represent unsatisfied performance obligations of the Company. The revenues under existing contracts with original expected durations of more than one year, which are attributable to products and/or services that have not yet been installed or provided are estimated to be approximately $1.8 billion at December 31, 2019. The Company expects to recognize the majority of this revenue over the next three years.
Within the Company's Medication Management Solutions, Medication Delivery Solutions, Integrated Diagnostic Solutions, and Biosciences units, some contracts also contain minimum purchase commitments of reagents or other consumables and the future sales of these consumables represent additional unsatisfied performance obligations of the Company. The revenue attributable to the unsatisfied minimum purchase commitment-related performance obligations, for contracts with original expected durations of more than one year, is estimated to be approximately $2.7 billion at December 31, 2019.  This revenue will be recognized over the customer relationship period.
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

Effective October 1, 2019, Life Sciences joined its former Preanalytical Systems and Diagnostic Systems organizational units to create a new Integrated Diagnostic Solutions organizational unit which focuses on driving growth and innovation around integrated specimen management to diagnostic solutions. The Integrated Diagnostic Solutions organizational unit consists of the following principal product lines:

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

Revenues by segment, organizational unit and geographical areas for the three-month periods are detailed below. The Company has no material intersegment revenues.

	Three Months Ended December 31,
(Millions of dollars)	2019			2018
	United States	International	Total	United States	International	Total
Medical
Medication Delivery Solutions (a)	$520	$428	$948	$519	$438	$956
Medication Management Solutions (a)	462	113	575	508	118	625
Diabetes Care	139	129	268	145	129	274
Pharmaceutical Systems	84	215	299	68	212	280
Total segment revenues	$1,204	$886	$2,090	$1,239	$896	$2,135

Life Sciences
Integrated Diagnostic Solutions
Preanalytical Systems	$202	$196	$398	$201	$192	$393
Diagnostic Systems	184	218	402	175	207	382
Total Integrated Diagnostic Solutions	386	414	800	376	399	774
Biosciences	152	171	323	108	173	281
Total segment revenues	$538	$585	$1,123	$484	$572	$1,056

Interventional
Surgery (b)	$256	$70	$326	$246	$64	$310
Peripheral Intervention (b)	225	170	395	223	160	382
Urology and Critical Care (b)	206	85	291	195	83	277
Total segment revenues	$688	$325	$1,012	$664	$306	$970

Total Company revenues	$2,430	$1,795	$4,225	$2,387	$1,773	$4,160

(a)
Prior-period amounts reflect the reclassification of U.S. revenues of $2 million associated with the movement, effective on October 1, 2019, of certain products from the Medication Delivery Solutions unit to the Medication Management Solutions unit.

(b)Prior-period amounts reflect the total reclassifications of $31 million of U.S. revenues and $14 million of international revenues associated with the movement, effective on October 1, 2019, of certain products from the Surgery unit and the Urology and Critical Care unit to the Peripheral Intervention unit.

Segment income for the three-month periods was as follows:

	Three Months Ended December 31,
(Millions of dollars)	2019	2018
Income Before Income Taxes
Medical (a)	$564	$665
Life Sciences	361	305
Interventional	243	209
Total Segment Operating Income	1,167	1,180
Acquisitions and other restructurings	(86)	(91)
Net interest expense	(134)	(183)
Other unallocated items (b)	(553)	(192)
Total Income Before Income Taxes	$394	$714

(a)	The amount for the three months ended December 31, 2019 included the estimated cost of a product recall of $59 million which was recorded to Cost of products sold and is further discussed in Note 15.

(b)
Primarily comprised of foreign exchange, certain general and administrative expenses and share-based compensation expense. The amount for the three months ended December 31, 2018 included the pre-tax gain recognized on the Company's sale of its Advanced Bioprocessing business of approximately $335 million, which is further discussed in Note 9.

Note 8 – Benefit Plans
The Company has defined benefit pension plans covering certain employees in the United States and certain international locations. The measurement date used for these plans is September 30.
Net pension cost included the following components for the three months ended December 31:

	Three Months Ended December 31,
(Millions of dollars)	2019	2018
Service cost	$40	$35
Interest cost	22	28
Expected return on plan assets	(49)	(47)
Amortization of prior service credit	(3)	(3)
Amortization of loss	25	20
Net pension cost	$35	$32
The amounts provided above for amortization of prior service credit and amortization of loss represent the reclassifications of prior service credits and net actuarial losses that were recognized in Accumulated other comprehensive income (loss) in prior periods. All components of the Company’s net periodic pension cost, aside from service cost, are recorded to Other income (expense), net on its condensed consolidated statements of income.
Note 9 – Divestiture
The Company completed the sale of its Life Sciences segment's Advanced Bioprocessing business in October 2018 pursuant to a definitive agreement that was signed in September 2018. The Company recognized a pre-tax gain on the sale of approximately $335 million which was recorded as a component of Other operating income, net in the first quarter of fiscal year 2019.

Note 10 – Business Restructuring Charges
The Company incurred restructuring costs during the three months ended December 31, 2019, in connection with the Company's acquisition of C.R. Bard, Inc. ("Bard") and portfolio rationalization initiatives, which were largely recorded within Acquisitions and other restructurings. Restructuring liability activity for the three months ended December 31, 2019 was as follows:

(Millions of dollars)	Employee Termination		Other		Total
	Bard	Other Initiatives	Bard (a)	Other Initiatives	Bard	Other Initiatives
Balance at September 30, 2019	$22	$31	$1	$3	$23	$34
Charged to expense	4	2	13	4	17	6
Cash payments	(7)	(12)	(6)	(4)	(13)	(16)
Non-cash settlements	—	—	(7)	—	(7)	—
Balance at December 31, 2019	$19	$21	1	$3	$20	$24

(a)
Largely represents the cost associated with certain pre-acquisition equity awards of Bard which, to encourage post-acquisition employee retention, were converted to BD equity awards with substantially the same terms and conditions as were applicable under such Bard awards immediately prior to the acquisition date.

Note 11 – Intangible Assets
Intangible assets consisted of:

	December 31, 2019		September 30, 2019
(Millions of dollars)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets
Developed technology	$14,010	$3,161	$13,960	$2,906
Customer relationships	4,610	1,265	4,608	1,183
Product rights	115	65	110	60
Trademarks	407	106	407	102
Patents and other	488	311	445	305
Amortized intangible assets	$19,630	$4,908	$19,530	$4,555
Unamortized intangible assets
Acquired in-process research and development	$1		$1
Trademarks	2		2
Unamortized intangible assets	$3		$3

Intangible amortization expense for the three months ended December 31, 2019 and 2018 was $345 million and $378 million, respectively.
The following is a reconciliation of goodwill by business segment:

(Millions of dollars)	Medical	Life Sciences	Interventional	Total
Goodwill as of September 30, 2019	$9,989	$772	$12,615	$23,376
Acquisitions (a)	10	—	—	10
Currency translation	17	2	30	49
Goodwill as of December 31, 2019	$10,016	$774	$12,645	$23,435

(a)	Represents goodwill recognized relative to certain acquisitions which were not material individually or in the aggregate.

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
Hedges of the transactional foreign exchange exposures resulting primarily from intercompany payables and receivables are undesignated hedges. As such, the gains or losses on these instruments are recognized immediately in income. These gains and losses are largely offset by gains and losses on the underlying hedged items, as well as the hedging costs associated with the derivative instruments. The net amounts recognized in Other income, net, during the three months ended December 31, 2019 and 2018 were immaterial to the Company's consolidated financial results. The total notional amounts of the Company’s outstanding foreign exchange contracts as of December 31, 2019 and September 30, 2019 were $1.2 billion and $2.3 billion, respectively.
Certain of the Company's foreign currency-denominated long-term notes outstanding, which had a total carrying value of $1.4 billion as of December 31, 2019 and September 30, 2019, were designated as, and were effective as, economic hedges of net investments in certain of the Company's foreign subsidiaries. The Company has entered into cross-currency swaps, all of which are designated and effective as economic hedges of net investments in certain of the Company's foreign subsidiaries. The notional amounts of the cross-currency swaps were $3.0 billion and $2.3 billion as of December 31, 2019 and September 30, 2019, respectively.
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
Net (losses) gains recorded to Accumulated other comprehensive income (loss) relating to the Company's net investment hedges for the three-month periods were as follows:

	Three Months Ended December 31,
(Millions of dollars)	2019	2018
Foreign currency-denominated debt	$(34)	$59
Cross-currency swaps	$(52)	$—

Interest Rate Risks and Related Strategies
The Company’s policy is to manage interest rate exposure using a mix of fixed and variable rate debt. The Company periodically uses interest rate swaps to manage such exposures. Under these interest rate swaps, the Company exchanges, at specified intervals, the difference between fixed and floating interest amounts calculated by reference to an agreed-upon notional principal amount. These swaps are designated as either fair value or cash flow hedges.
For interest rate swaps designated as fair value hedges (i.e., hedges against the exposure to changes in the fair value of an asset or a liability or an identified portion thereof that is attributable to a particular risk), changes in the fair value of the interest rate swaps offset changes in the fair value of the fixed rate debt due to changes in market interest rates.
The total notional amount of the Company’s outstanding interest rate swaps designated as fair value hedges was $375 million at December 31, 2019 and September 30, 2019. The outstanding swaps represent fixed-to-floating interest rate swap agreements the Company entered into to convert the interest payments on certain long-term notes from the fixed rate to a floating interest rate based on LIBOR. Changes in the fair value of the interest rate swaps offset changes in the fair value of the fixed rate debt. The amounts recorded during the three months ended December 31, 2019 and 2018 for changes in the fair value of these hedges were immaterial to the Company's consolidated financial results.

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
The total notional amount of the Company's outstanding forward starting interest rate swaps was $1.5 billion at December 31, 2019 and September 30, 2019. The Company entered into these contracts in the fourth quarter of fiscal year 2019 to mitigate its exposure to interest rate risk. The Company recognized an after-tax gain of $37 million in other comprehensive income relating to these interest rate hedges during the three months ended December 31, 2019.

Other Risk Exposures
The Company purchases resins, which are oil-based components used in the manufacture of certain products. Significant increases in world oil prices that lead to increases in resin purchase costs could impact future operating results. From time to time, the Company has managed price risks associated with these commodity purchases through commodity derivative forward contracts. The Company's outstanding commodity derivative forward contracts at December 31, 2019 and September 30, 2019 were immaterial to the Company's consolidated financial results.
Financial Statement Effects
The fair values of derivative instruments outstanding at December 31, 2019 and September 30, 2019 were not material to the Company's consolidated balance sheets.

The amounts reclassified from accumulated other comprehensive income relating to cash flow hedges during the three months ended December 31, 2019 and 2018 were not material to the Company's consolidated financial results.

Note 13 – Financial Instruments and Fair Value Measurements
The following reconciles cash and equivalents and restricted cash reported within the Company's consolidated balance sheets at December 31, 2019 and September 30, 2019 to the total of these amounts shown on the Company's consolidated statements of cash flows:

(Millions of dollars)	December 31, 2019	September 30, 2019
Cash and equivalents	$560	$536
Restricted cash	49	54
Cash and equivalents and restricted cash	$609	$590

Cash equivalents consist of all highly liquid investments with a maturity of three months or less at time of purchase. Restricted cash consists of cash restricted from withdrawal and usage except for certain product liability matters.
The Company’s cash and equivalents include institutional money market accounts which permit daily redemption and the fair values of these investments are based upon the quoted prices in active markets provided by the holding financial institutions, which are considered Level 1 inputs in the fair value hierarchy. The fair value of these accounts was immaterial at December 31, 2019 and the fair value of these accounts at September 30, 2019 was $39 million. The Company’s remaining cash and equivalents, excluding restricted cash, were $560 million and $497 million at December 31, 2019 and September 30, 2019, respectively.
Short-term investments are held to their maturities and are carried at cost, which approximates fair value. The short-term investments consist of instruments with maturities greater than three months and less than one year.
Long-term debt is recorded at amortized cost. The fair value of long-term debt is measured based upon quoted prices in active markets for similar instruments, which are considered Level 2 inputs in the fair value hierarchy. The fair value of long-term debt was $18.1 billion and $19.2 billion at December 31, 2019 and September 30, 2019, respectively. The fair value of the current portion of long-term debt was $2.5 billion and $1.3 billion at December 31, 2019 and September 30, 2019, respectively.
All other instruments measured by the Company at fair value, including derivatives and contingent consideration liabilities, are immaterial to the Company's consolidated balance sheets.

Transfers of trade receivables
Over the normal course of its business activities, the Company transfers certain trade receivable assets to third parties under factoring agreements. Per the terms of these agreements, the Company surrenders control over its trade receivables upon transfer.  Accordingly, the Company accounts for the transfers as sales of trade receivables by recognizing an increase to Cash and equivalents and a decrease to Trade receivables, net when proceeds from the transactions are received.  The Company’s balance of Trade receivables, net at December 31, 2019 excludes trade receivables of $328 million that have been transferred to third parties under factoring arrangements.  The costs incurred by the Company in connection with factoring activities were not material to its consolidated financial results.  The Company’s transfers of trade receivables during the three months ended December 31, 2018 were not material to its consolidated financial results.

Note 14 – Leases
The Company leases real estate, vehicles and other equipment which are used in the Company’s manufacturing, administrative and research and development activities. The Company identifies a contract that contains a lease as one which conveys a right, either explicitly or implicitly, to control the use of an identified asset in exchange for consideration. The Company’s lease arrangements are generally classified as operating leases. These arrangements have remaining terms ranging from less than one year to approximately 25 years and the weighted-average remaining lease term of the Company’s leases is approximately 7.5 years. An option to renew or terminate the current term of a lease arrangement is included in the lease term if the Company is reasonably certain to exercise that option.
The Company does not recognize a right-of-use asset and lease liability for short-term leases, which have terms of 12 months or less, on its consolidated balance sheet. For the longer-term lease arrangements that are recognized on the Company’s consolidated balance sheet, the right-of-use asset and lease liability is initially measured at the commencement date based upon the present value of the lease payments due under the lease. These payments represent the combination of the fixed lease and fixed non-lease components that are due under the arrangement. The costs associated with the Company’s short-term leases, as well as variable costs relating to the Company’s lease arrangements, are not material to its consolidated financial results.
The implicit interest rates of the Company’s lease arrangements are generally not readily determinable and as such, the Company applies an incremental borrowing rate, which is established based upon the information available at the lease commencement date, to determine the present value of lease payments due under an arrangement. The weighted-average incremental borrowing rate that has been applied to measure the Company’s lease liabilities is 2.3%.
The Company’s lease costs recorded in its consolidated statement of income for the three months ended December 31, 2019 were $34 million. Cash payments arising from the Company’s lease arrangements are reflected on its condensed consolidated statement of cash flows as outflows used for operating activities. The right-of-use assets and lease liabilities recognized on the Company’s condensed consolidated balance sheet as of December 31, 2019 were as follows:

(Millions of dollars)	December 31, 2019
Right-use-assets recorded in Other Assets	$426
Current lease liabilities recorded in Payables, accrued expenses and other current liabilities	$105
Non-current lease liabilities recorded in Deferred Income Taxes and Other Liabilities	$340

The Company’s payments due under its operating leases are as follows:

(Millions of dollars)
Remaining for 2020	$86
2021	95
2022	74
2023	49
2024	33
Thereafter	158
Total payments due	494
Less: imputed interest	49
Total	$445

The Company’s future minimum rental commitments on non-cancelable leases at September 30, 2019, as disclosed in the Company’s 2019 Annual Report on Form 10-K, were as follows:

(Millions of dollars)
2020	$122
2021	103
2022	83
2023	57
2024	56
Thereafter	123
Total	$546

Note 15 – Subsequent Event
On February 4, 2020, the Company initiated a voluntary recall of certain AlarisTM pump systems in order to address software errors and other alarm prioritization matters. The estimated cost of this recall of $59 million was recorded to Cost of products sold during the three months ended December 31, 2019. The Company may record incremental charges in future periods associated with this recall.

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
Overview of Financial Results and Financial Condition
For the three months ended December 31, 2019, worldwide revenues of $4.225 billion increased 1.6% from the prior-year period which reflected volume growth of approximately 3.5%, an unfavorable impact from foreign currency translation of approximately 0.9% and pricing pressures of approximately 0.8%. Revenue growth in the first quarter also reflected an unfavorable impact of 0.2% attributable to the Biosciences unit's divestiture of its Advanced Bioprocessing business at the end of October 2018, as is further discussed in Note 9 in the Notes to Condensed Consolidated Financial Statements. Volume growth in the first quarter of fiscal year 2020 reflected the following:

•	Medical segment revenues in the first quarter reflected strong growth in the Pharmaceutical Systems unit.

•	Life Sciences segment revenues in the first quarter reflected growth in both of the segment's units, particularly in the Biosciences unit.

•	Interventional segment revenues in the first quarter reflected sales growth in all units.
First quarter Medical segment revenues were unfavorably impacted by the Medication Management Solutions unit's delay of shipments of AlarisTM infusion pumps pending compliance with certain regulatory filing requirements of the U.S. Food and Drug Administration ("FDA").  Currently, BD will only sell pumps to existing customers who demonstrate a medical necessity for the pumps.  As a result, we expect revenues from our Medication Management Solutions unit for the current fiscal year to decline significantly compared to the prior year. We expect the filing with the FDA to be made in BD’s fourth fiscal quarter.
We continue to invest in research and development, geographic expansion, and new product development programs to drive further revenue and profit growth. Our ability to sustain our long-term growth will depend on a number of factors, including our ability to expand our core business (including geographical expansion), develop innovative new products, and continue to improve operating efficiency and organizational effectiveness. While the economic environment for the healthcare industry and healthcare utilization in the United States is generally stable, destabilization in the future could adversely impact our businesses. Additionally, macroeconomic challenges in Europe continue to constrain healthcare utilization, although we currently view the environment as stable. In emerging markets, the Company’s growth is dependent primarily on government funding for healthcare systems. In addition, pricing pressure exists globally which could adversely impact our businesses.
Cash flows from operating activities were $713 million in the first three months of fiscal year 2020. At December 31, 2019, we had $617 million in cash and equivalents and short-term investments, including restricted cash. We continued to return value to our shareholders in the form of dividends. During the first three months of fiscal year 2020, we paid cash dividends of $252 million, including $215 million paid to common shareholders and $38 million paid to preferred shareholders.
Each reporting period, we face currency exposure that arises from translating the results of our worldwide operations to the U.S. dollar at exchange rates that fluctuate from the beginning of such period. A stronger U.S. dollar, compared to the prior-year period, resulted in an unfavorable foreign currency translation impact to our revenues and earnings during the first quarter of fiscal year 2020.  We evaluate our results of operations on both a reported and a foreign currency-neutral basis, which excludes the impact of fluctuations in foreign currency exchange rates. As exchange rates are an important factor in understanding period-to-period comparisons, we believe the presentation of results on a foreign currency-neutral basis in addition to reported results helps improve investors’ ability to understand our operating results and evaluate our performance in comparison to prior periods. Foreign currency-neutral ("FXN") information compares results between periods as if exchange rates had remained constant period-over-period. We use results on a foreign currency-neutral basis as one measure to evaluate our performance. We calculate foreign currency-neutral percentages by converting our current-period local currency financial results using the prior-period foreign currency exchange rates and comparing these adjusted amounts to our current-period results. These results should be considered in addition to, not as a substitute for, results reported in accordance with U.S. generally accepted accounting principles ("GAAP"). Results on a foreign currency-neutral basis, as we present them, may not be comparable to similarly titled measures used by other companies and are not measures of performance presented in accordance with U.S. GAAP.
Results of Operations
Medical Segment
The following summarizes first quarter Medical revenues by organizational unit:

	Three months ended December 31,
(Millions of dollars)	2019	2018	Total Change	Estimated FX Impact	FXN Change
Medication Delivery Solutions (a)	$948	$956	(0.9)%	(1.1)%	0.2%
Medication Management Solutions (a)	575	625	(8.0)%	(0.5)%	(7.5)%
Diabetes Care	268	274	(1.9)%	(0.9)%	(1.0)%
Pharmaceutical Systems	299	280	6.8%	(2.4)%	9.2%
Total Medical Revenues	$2,090	$2,135	(2.1)%	(1.0)%	(1.1)%

(a)
The presentation of prior-period amounts reflects the reclassification of $2 million associated with the movement, effective on October 1, 2019, of certain products from the Medication Delivery Solutions unit to the Medication Management Solutions unit.

First quarter Medical segment revenues were unfavorably impacted by the Medication Management Solutions unit's delay of shipments of AlarisTM infusion pumps, as previously discussed above. The Pharmaceutical Systems unit's revenues in the first quarter reflected strong sales of prefillable products. The Medication Delivery Solutions unit's revenues in the first quarter reflected strong global growth in sales of vascular access devices; however, this growth was largely offset by pricing pressures in China that were driven by a new volume-based procurement process which has been adopted by several of China's provinces. First quarter revenues in the Diabetes Care unit were unfavorably impacted by pricing pressures in the United States and also by the recent timing of orders, which favorably impacted revenues in the fourth quarter of fiscal year 2019.

Medical segment operating income for the three-month period is provided below.

	Three months ended December 31,
(Millions of dollars)	2019	2018
Medical segment operating income	$564	$665

Segment operating income as % of Medical revenues	27.0%	31.2%

The Medical segment's operating income in the first quarter was driven by its performance with respect to gross profit margin and operating expenses as discussed in greater detail below:

•
Gross profit margin was lower in the first quarter of 2020 as compared with the first quarter of 2019 primarily due to the recognition of the estimated cost of a product recall, as noted below, and pricing pressures. These unfavorable impacts were partially offset by lower manufacturing costs resulting from continuous improvement projects which enhanced the efficiency of our operations.

•	Selling and administrative expense as a percentage of revenues was relatively flat in the first quarter of 2020 compared with the first quarter of 2019.

•	Research and development expense as a percentage of revenues was relatively flat in the first quarter of 2020 compared with the first quarter of 2019.
Life Sciences Segment
The following summarizes first quarter Life Sciences revenues by organizational unit:

	Three months ended December 31,
(Millions of dollars)	2019	2018	Total Change	Estimated FX Impact	FXN Change
Integrated Diagnostic Solutions (a)
Preanalytical Systems	$398	$393	1.4%	(1.1)%	2.5%
Diagnostic Systems	402	382	5.3%	(0.9)%	6.2%
Total Integrated Diagnostic Solutions	800	774	3.3%	(1.0)%	4.3%
Biosciences	323	281	14.8%	(1.2)%	16.0%
Total Life Sciences Revenues	$1,123	$1,056	6.4%	(1.0)%	7.4%

(a)
Effective October 1, 2019, the Preanalytical Systems and Diagnostic Systems units were joined to create the new Integrated Diagnostic Solutions unit. Additional disclosures regarding this change are provided in Note 7 in the Notes to Condensed Consolidated Financial Statements.

The Life Sciences segment's revenues in the first quarter reflected strong sales of our molecular diagnostic platforms and microbiology solutions in the Integrated Diagnostic Solutions unit, as well as an earlier start to the current year's influenza season as compared with the prior year's season. This unit's growth was impacted by an unfavorable comparison of current-period sales in the former Preanalytical Systems unit to sales in the prior-year period, which benefited from both the introduction of new capacity during the first quarter of 2019 and the timing of distributor orders. First quarter revenue growth in the Biosciences unit was driven by licensing revenues, as well as by sales of instruments and reagents, but was unfavorably impacted by the divestiture of the Advanced Bioprocessing business, which was previously discussed above.

Life Sciences segment operating income for the three-month period was as follows:

	Three months ended December 31,
(Millions of dollars)	2019	2018
Life Sciences segment operating income	$361	$305

Segment operating income as % of Life Sciences revenues	32.1%	28.9%
The Life Sciences segment's operating income in the first quarter was driven by its performance with respect to gross profit margin and operating expenses as discussed in greater detail below:

•
Gross margin in the first quarter of 2020 was higher as compared with the first quarter of 2019 which primarily reflected the impact of licensing revenues recognized by the Biosciences unit in the quarter, as noted above.

•
Selling and administrative expense as a percentage of revenues in the first quarter of 2020 was lower compared with the prior-year period primarily due to expense synergies realized from the combination of the Preanalytical Systems and Diagnostic Systems units, as noted above.

•	Research and development expense as a percentage of revenues was lower in the first quarter of 2020 compared with the first quarter of 2019 primarily due to the timing of project spending.

Interventional Segment
The following summarizes first quarter Interventional revenues by organizational unit:

	Three months ended December 31,
(Millions of dollars)	2019	2018	Total Change	Estimated FX Impact	FXN Change
Surgery (a)	$326	$310	5.2%	(0.4)%	5.6%
Peripheral Intervention (a)	395	382	3.4%	(1.0)%	4.4%
Urology and Critical Care (a)	291	277	4.9%	(0.1)%	5.0%
Total Interventional Revenues	$1,012	$970	4.4%	(0.6)%	5.0%

(a)
The presentation of prior-period amounts reflects the total reclassifications of $45 million associated with the movement, effective on October 1, 2019, of certain products from the Surgery unit and the Urology and Critical Care unit to the Peripheral Intervention unit.

The Interventional segment's revenues in the first quarter were driven by growth in the Surgery unit's sales of hernia and biosurgery products, as well as strong sales in Europe and China. First quarter revenue growth in the Urology and Critical Care unit reflected strength in sales of acute urology products and sales by the unit's home care and targeted temperature management businesses. The Peripheral Intervention unit's first quarter revenues reflected broad-based growth in sales of the unit's products, which was partially offset by lower sales of our drug-coated balloon products following the FDA's March 2019 letter to healthcare professionals regarding the use of paclitaxel-coated devices. The period-over-period decline in sales was not as unfavorable as compared with the trend we had been seeing since the FDA letter. The extent and duration of the impact from the FDA letter on the Peripheral Intervention unit’s future revenues is difficult to predict.

Interventional segment operating income for the three-month period is provided below.

	Three months ended December 31,
(Millions of dollars)	2019	2018
Interventional segment operating income	$243	$209

Segment operating income as % of Interventional revenues	24.0%	21.6%
The Interventional segment's operating income in the first quarter was driven by its performance with respect to gross profit margin and operating expenses as discussed in greater detail below:

•	Gross profit margin was higher in the first quarter of 2020 as compared with the first quarter of 2019 primarily due to favorable product mix, which was partially offset by pricing pressures.

•	Selling and administrative expense as a percentage of revenues in the first quarter of 2020 was lower compared with the prior-year period.

•	Research and development expense as a percentage of revenues was lower in the first quarter of 2020 compared with the first quarter of 2019 primarily due to the timing of project spending.
Geographic Revenues
BD’s worldwide first quarter revenues by geography were as follows:

	Three months ended December 31,
(Millions of dollars)	2019	2018	Total Change	Estimated FX Impact	FXN Change
United States	$2,430	$2,387	1.8%	—%	1.8%
International	1,795	1,773	1.2%	(2.2)%	3.4%
Total Revenues	$4,225	$4,160	1.6%	(0.9)%	2.5%
U.S. revenue growth in the first quarter of 2020 was largely attributable to sales in the Medical segment's Pharmaceutical Systems unit and sales in the Life Sciences segment's Biosciences unit. U.S. revenue growth in the current-year period also reflected growth in the Interventional segment's Surgery unit and Urology and Critical Care unit. First quarter U.S. revenue growth was unfavorably impacted by results in the Medical segment's Medication Management Solutions unit, as further discussed above.
International revenues in the first quarter of 2020 reflected growth in all three segments. First quarter international revenue growth was particularly driven by sales in the Life Sciences segment's Integrated Diagnostic Solutions unit. International revenue growth in the first quarter of 2020 was also driven by sales in the Medical segment's Pharmaceutical Systems unit and sales in the Interventional segment's Peripheral Intervention unit.
Emerging market revenues for the first quarter were $654 million, compared with $633 million in the prior year’s quarter. Emerging market revenues in the current-year period also included an estimated $11 million unfavorable impact due to foreign currency translation. First quarter revenue growth in emerging markets was primarily driven by sales growth in China. As previously discussed above, revenues in our Medication Delivery Solutions unit were unfavorably impacted by a new volume-based procurement process which has been adopted by several of China's provinces. To date, the impact of these procurement initiatives to our revenues in China has been limited to our Medication Delivery Solutions unit.
Specified Items
Reflected in the financial results for the three-month periods of fiscal years 2020 and 2019 were the following specified items:

	Three months ended December 31,
(Millions of dollars)	2019	2018
Integration costs (a)	$62	$73
Restructuring costs (a)	23	41
Transaction costs	—	1
Purchase accounting adjustments (b)	348	379
Transaction gain/loss and product-related matters (c)	59	(335)
European regulatory initiative-related costs (d)	17	5
Total specified items	511	163
Less: tax impact of specified items and tax reform (e)	22	(17)
After-tax impact of specified items	$489	$180

(a)	Represents integration and restructuring costs which are primarily recorded in Acquisitions and other restructurings and are further discussed below.

(b)
Includes amortization and other adjustments related to the purchase accounting for acquisitions impacting identified intangible assets and valuation of fixed assets and debt. BD’s amortization expense is primarily recorded in Cost of products sold.

(c)
The current-year period amount represents the estimated cost of a product recall which was recorded by the Medical segment in Cost of products sold. The amount in the prior-year period represents the pre-tax gain recognized in Other operating income, net on BD's sale of its Advanced Bioprocessing business.

(d)
Represents initial costs required to develop processes and systems to comply with emerging regulations such as the European Union Medical Device Regulation ("EUMDR") and General Data Protection Regulation ("GDPR"). These costs were recorded in Cost of products sold and Research and development expense.

(e)	The amount in the three-month period of fiscal year 2019 included additional tax expense, net, of $51 million relating to new U.S. tax legislation, as further discussed below.
Gross Profit Margin
Gross profit margin for the three-month period of fiscal year 2020 compared with the prior-year period in fiscal year 2019 reflected the following impacts:

Three-month period
December 31, 2018 gross profit margin %	47.4%
Impact of purchase accounting adjustments and other specified items	(0.8)%
Operating performance	0.3%
Foreign currency translation	(0.1)%
December 31, 2019 gross profit margin %	46.8%

Operating performance for the three-month period primarily reflected lower manufacturing costs resulting from continuous operations improvement projects and synergy initiatives, partially offset by pricing pressures.
Operating Expenses
A summary of operating expenses for the three-month periods of fiscal years 2020 and 2019 is as follows:

	Three months ended December 31,		Increase (decrease) in basis points
	2019	2018
(Millions of dollars)
Selling and administrative expense	$1,121	$1,073
% of revenues	26.5%	25.8%	70

Research and development expense	$270	$258
% of revenues	6.4%	6.2%	20

Acquisitions and other restructurings	$86	$91

Other operating income, net	$—	$(335)
Selling and administrative expense
The increase in selling and administrative expense as a percentage of revenues in the current three-month period compared with the prior-year period primarily reflected an increase in the deferred compensation plan liability due to market performance. The gains on investment assets, which offset the expense recorded in Selling and administrative expense, are recorded within Other income, net on our condensed consolidated statements of income. Selling and administrative expense as a percentage of revenues in the current-year period also reflected our ongoing focus on disciplined spending and the achievement of cost synergies resulting from our acquisition of C.R. Bard, Inc. ("Bard").
Research and development expense
Research and development expense as a percentage of revenues in the three-month period was higher compared with the prior-year period primarily due to costs incurred to achieve compliance with emerging regulations, as further discussed above. Spending in both the current and prior-year periods reflected our continued commitment to drive innovation with new products and platforms.
Acquisitions and other restructurings
Costs relating to acquisitions and other restructurings in the three-month periods of 2020 and 2019 largely represented integration and restructuring costs incurred due to our acquisition of Bard in the first quarter of fiscal year 2018. For further disclosures regarding restructuring costs, refer to Note 10 in the Notes to Condensed Consolidated Financial Statements.
Other operating income, net
Other operating income in the prior-year three-month period represented the pre-tax gain of $335 million recognized on BD's sale of its Advanced Bioprocessing business in the first quarter of fiscal year 2019.
Nonoperating Income
Net interest expense
The components for the three-month periods of fiscal years 2020 and 2019 were as follows:

	Three months ended December 31,
(Millions of dollars)	2019	2018
Interest expense	$(136)	$(171)
Interest income, net	1	(12)
Net interest expense	$(134)	$(183)

Lower interest expense in the current year's three-month period compared with the prior-year period primarily reflected debt repayments during fiscal year 2019, as well as lower overall interest rates on debt outstanding during the current-year period as a result of fiscal year 2019 refinancing activities.
Interest income was not material to our consolidated financial results in the current and prior-year three-month periods.
Other income, net
The components of Other income, net for the three-month periods of fiscal years 2020 and 2019 were not material to our consolidated financial results.
Income Taxes
The income tax rates for the three-month periods of fiscal years 2020 and 2019 are provided below.

	Three months ended December 31,
	2019	2018
Effective income tax rate	29.6%	16.1%

Impact, in basis points, from specified items and tax reform	1,430	490
The effective income tax rate for the three-month period of fiscal year 2020 reflected a tax impact from specified items that was less favorable compared with the benefit associated with specified items recognized in the prior-year period. The effective income tax rate for the three-month period of fiscal year 2019 reflected the recognition of additional tax expense of $51 million as a result of U.S. tax legislation that was enacted in December 2017. The effective income tax rate for the three-month period of fiscal year 2019 was favorably impacted by the timing of certain discrete items.
Net Income and Diluted Earnings per Share
Net Income and Diluted Earnings per Share for the three-month periods of fiscal years 2020 and 2019 were as follows:

	Three months ended December 31,
	2019	2018
Net Income (Millions of dollars)	$278	$599
Diluted Earnings per Share	$0.87	$2.05

Unfavorable impact-specified items	$(1.78)	$(0.66)
Unfavorable impact-foreign currency translation	$(0.03)

Liquidity and Capital Resources
The following table summarizes our condensed consolidated statements of cash flows:

	Three months ended December 31,
(Millions of dollars)	2019	2018
Net cash provided by (used for)
Operating activities	$713	$245
Investing activities	$(287)	$299
Financing activities	$(413)	$(734)
Cash generated from operations, along with available cash and cash equivalents, is expected to be sufficient to fund our normal operating needs for the remainder of fiscal year 2020. Normal operating needs in fiscal year 2020 include working capital, capital expenditures, and cash dividends.

Net Cash Flows from Operating Activities
Cash flows from operating activities in the first three months of fiscal year 2020 reflected net income, adjusted by a change in operating assets and liabilities that was a net source of cash. This net source of cash primarily reflected lower levels of trade receivables and prepaid expenses, partially offset by higher levels of inventory and lower levels of accounts payable and accrued expenses.

Cash flows from operating activities in the first three months of fiscal year 2019 reflected net income, adjusted by a change in operating assets and liabilities that was a net use of cash. Cash flows from operating activities in the prior-year period additionally reflected an adjustment for a gain of $335 million on our sale of a business, which is further discussed in Note 9 in the Notes to Condensed Consolidated Financial Statements, as well as $200 million of discretionary cash contributions to fund our pension obligation.
Net Cash Flows from Investing Activities
Our investments in capital expenditures are focused on projects that enhance our cost structure and manufacturing capabilities, and support our strategy of geographic expansion with select investments in growing markets.  Net outflows from investing activities in the first three months of fiscal year 2020 included capital expenditure-related outflows of $173 million, compared with $167 million in the prior-year period. Net cash flows from investing activities in the first three months of fiscal year 2019 also included proceeds $476 million from our sale of a business during the period, as further discussed above.
Net Cash Flows from Financing Activities
Net cash from financing activities in the first three months of fiscal years 2020 and 2019 included the following significant cash flows:

	Three months ended December 31,
(Millions of dollars)	2019	2018
Cash inflow (outflow)
Change in credit facility borrowings	$210	$50
Payments of debt and term loans	$(303)	$(453)
Dividends paid	$(252)	$(245)
Certain measures relating to our total debt were as follows:

(Millions of dollars)	December 31, 2019	September 30, 2019
Total debt	$19,405	$19,390

Short-term debt as a percentage of total debt	12.7%	6.8%
Weighted average cost of total debt	2.8%	2.9%
Total debt as a percentage of total capital*	45.5%	45.6%
*    Represents shareholders’ equity, net non-current deferred income tax liabilities, and debt.
The increase in the ratio of short-term debt as a percentage of total debt at December 31, 2019 was primarily driven by the reclassification of certain notes from long-term to short-term.
Cash and Short-term Investments
At December 31, 2019, total worldwide cash and short-term investments, including restricted cash, were approximately $617 million, which were primarily held in jurisdictions outside of the United States.
Financing Facilities
We have a five-year senior unsecured revolving credit facility in place which provides borrowing of up to $2.25 billion. This facility will expire in December 2022. We are able to issue up to $100 million in letters of credit under this revolving credit facility and it also includes a provision that enables BD, subject to additional commitments made by the lenders, to access up to an additional $500 million in financing through the facility for a maximum aggregate commitment of $2.75 billion. We use proceeds from this facility to fund general corporate needs. Borrowings outstanding under the revolving credit facility at December 31, 2019 were $695 million.

The agreement for our revolving credit facility contained the following financial covenants. We were in compliance with these covenants as of December 31, 2019.

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
We also have informal lines of credit outside the United States. The Company had no commercial paper borrowings outstanding as of December 31, 2019. We may, from time to time, sell certain trade receivable assets to third parties as we manage working capital over the normal course of our business activities. Additional disclosures regarding these transactions are provided in Note 13 in the Notes to Condensed Consolidated Financial Statements.
Access to Capital and Credit Ratings
Our corporate credit ratings with the rating agencies Standard & Poor's Ratings Services, Moody's Investor Service and Fitch Ratings at December 31, 2019 were unchanged compared with our ratings at September 30, 2019.
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

In October 2019, BD entered into a consent order with the Environmental Protection Division of the Georgia Department of Natural Resources (“EPD”), following the filing of a complaint and motion for temporary restraining order by the EPD seeking to enjoin BD from continuing sterilization operations at its Covington, Georgia facility. Under the terms of the consent order, BD voluntarily agreed to a number of operational changes at its Covington and Madison, Georgia facilities designed to further reduce ethylene oxide emissions, including but not limited to operating at a reduced capacity. BD does not believe that the consent order will have a material impact on its operations. Violation of the consent order could subject us to additional restrictions on the sterilization operations at our Covington and Madison facilities. BD has business continuity plans in place to mitigate the impact of any additional restrictions on our operations at these facilities, although it is possible that these plans will not be able to fully offset such impact.

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
The following are some important factors that could cause our actual results to differ from our expectations in any forward-looking statements. For further discussion of certain of these factors, see Item 1A. Risk Factors in our 2019 Annual Report on Form 10-K.

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

•
Natural disasters (including pandemics), war, terrorism, labor disruptions and international conflicts that could cause significant economic disruption and political and social instability, resulting in decreased demand for our products, adversely affect our manufacturing and distribution capabilities, or cause interruptions in our supply chain. Recently, a strain of coronavirus was reported in China and the virus has begun to spread to other countries.  While we believe this situation will have some negative impact on our near-term financial results as a result of deferred medical procedures, the longer-term impact is difficult to assess or predict at this time.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in information reported since the end of the fiscal year ended September 30, 2019.
Item 4.    Controls and Procedures
An evaluation was carried out by BD’s management, with the participation of BD’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of BD’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of December 31, 2019. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were, as of the end of the period covered by this report, effective and designed to ensure that material information relating to BD and its consolidated subsidiaries would be made known to them by others within these entities.
There were no changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2019 identified in connection with the above-referenced evaluation that have materially affected, or are reasonably likely to materially affect, BD’s internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1.    Legal Proceedings
We are involved, both as a plaintiff and a defendant, in various legal proceedings which arise in the ordinary course of business, including product liability and environmental matters as set forth in our 2019 Annual Report on Form 10-K, and in Note 5 of the Notes to Condensed Consolidated Financial Statements in this report, which is incorporated herein by reference. Since September 30, 2019, there have been no material developments with respect to the legal proceedings in which we are involved.

Item 1A.    Risk Factors
There were no material changes during the period covered by this report in the risk factors previously disclosed in Part I, Item 1A, of our 2019 Annual Report on Form 10-K.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
The table below sets forth certain information regarding our purchases of common stock of BD during the quarter ended December 31, 2019.
Issuer Purchases of Equity Securities

For the three months ended December 31, 2019	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
October 1 – 31, 2019	1,299	$247.52	—	7,857,742
November 1 – 30, 2019	208	244.02	—	7,857,742
December 1 – 31, 2019	—	—	—	7,857,742
Total	1,507	$247.04	—	7,857,742

(1)
Consists of 1,507 shares purchased during the quarter in open market transactions by the trust relating to BD’s Deferred Compensation and Retirement Benefit Restoration Plan and 1996 Directors’ Deferral Plan.

(2)	Represents shares available under a repurchase program authorized by the Board of Directors on September 24, 2013 for 10 million shares, for which there is no expiration date.

Item 3.    Defaults Upon Senior Securities
Not applicable.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
Not applicable.
Item 6.    Exhibits

10(a)
2004 Employee and Director Equity-Based Compensation Plan, as amended and restated as of January 28, 2020 (incorporated by reference to Exhibit 10.1 of the registrant's Current Report on Form 8-K filed on January 31, 2020).

10(b)
French Addendum to the 2004 Employee and Director Equity-Based Compensation Plan dated January 21, 2019 (incorporated by reference to Exhibit 10.2 of the registrant's Current Report on Form 8-K filed on January 31, 2020).

10(c)	Terms of Awards under 2004 Employee and Director Equity-Based Compensation Plan.

31	Certifications of Chief Executive Officer and Chief Financial Officer, pursuant to SEC Rule 13a - 14(a).

32	Certifications of Chief Executive Officer and Chief Financial Officer, pursuant to Rule 13a - 14(b) and Section 1350 of Chapter 63 of Title 18 of the U.S. Code.

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
Dated: February 6, 2020

/s/ Christopher Reidy
Christopher Reidy
Executive Vice President, Chief Financial Officer and Chief Administrative Officer
(Principal Financial Officer)

/s/ Thomas J. Spoerel
Thomas J. Spoerel
Vice President, Controller and Chief Accounting Officer
(Principal Accounting Officer)