Form 10-Q
period 2020-03-31
BECTON DICKINSON & CO
filed 2020-05-07
CIK 10795

Table of Contents

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
There were 271,776,378 shares of Common Stock, $1.00 par value, outstanding at March 31, 2020.

BECTON, DICKINSON AND COMPANY
FORM 10-Q
For the quarterly period ended March 31, 2020

ITEM 1. FINANCIAL STATEMENTS
BECTON, DICKINSON AND COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
Millions of dollars

	March 31, 2020	September 30, 2019
Assets	(Unaudited)
Current Assets:
Cash and equivalents	$2,351	$536
Restricted cash	88	54
Short-term investments	6	30
Trade receivables, net	2,160	2,345
Inventories:
Materials	601	544
Work in process	357	318
Finished products	1,836	1,717
	2,793	2,579
Prepaid expenses and other	1,156	1,119
Total Current Assets	8,555	6,664
Property, Plant and Equipment	11,262	11,128
Less allowances for depreciation and amortization	5,598	5,469
Property, Plant and Equipment, Net	5,664	5,659
Goodwill	23,415	23,376
Developed Technology, Net	10,545	11,054
Customer Relationships, Net	3,261	3,424
Other Intangibles, Net	567	500
Other Assets	1,509	1,088
Total Assets	$53,516	$51,765
Liabilities and Shareholders’ Equity
Current Liabilities:
Short-term debt	$4,357	$1,309
Payables, accrued expenses and other current liabilities	4,398	4,345
Total Current Liabilities	8,755	5,655
Long-Term Debt	16,809	18,081
Long-Term Employee Benefit Obligations	1,253	1,272
Deferred Income Taxes and Other Liabilities	5,747	5,676
Commitments and Contingencies (See Note 5)
Shareholders’ Equity
Preferred stock	2	2
Common stock	347	347
Capital in excess of par value	16,288	16,270
Retained earnings	12,868	12,913
Deferred compensation	23	23
Common stock in treasury - at cost	(6,158)	(6,190)
Accumulated other comprehensive loss	(2,419)	(2,283)
Total Shareholders’ Equity	20,951	21,081
Total Liabilities and Shareholders’ Equity	$53,516	$51,765
Amounts may not add due to rounding.
See notes to condensed consolidated financial statements

BECTON, DICKINSON AND COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
Millions of dollars, except per share data
(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2020	2019	2020	2019
Revenues	$4,253	$4,195	$8,479	$8,355
Cost of products sold	2,520	2,221	4,766	4,408
Selling and administrative expense	1,025	1,089	2,146	2,161
Research and development expense	264	252	535	510
Acquisitions and other restructurings	75	101	161	191
Other operating expense, net	—	396	—	61
Total Operating Costs and Expenses	3,884	4,059	7,607	7,332
Operating Income	370	136	871	1,024
Interest expense	(134)	(171)	(270)	(342)
Interest income	2	18	3	6
Other (expense) income, net	(38)	20	(11)	30
Income Before Income Taxes	200	3	594	718
Income tax provision (benefit)	17	(17)	134	98
Net Income	183	20	461	619
Preferred stock dividends	(38)	(38)	(76)	(76)
Net income (loss) applicable to common shareholders	$145	$(18)	$385	$544

Basic Earnings (Loss) per Share	$0.53	$(0.07)	$1.42	$2.02
Diluted Earnings (Loss) per Share	$0.53	$(0.07)	$1.40	$1.98
Dividends per Common Share	$0.79	$0.77	$1.58	$1.54
Amounts may not add due to rounding.
See notes to condensed consolidated financial statements

BECTON, DICKINSON AND COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Millions of dollars
(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2020	2019	2020	2019
Net Income	$183	$20	$461	$619
Other Comprehensive (Loss) Income, Net of Tax
Foreign currency translation adjustments	(125)	76	(99)	42
Defined benefit pension and postretirement plans	17	13	33	28
Cash flow hedges	(109)	(1)	(70)	—
Other Comprehensive (Loss) Income, Net of Tax	(218)	88	(136)	70
Comprehensive (Loss) Income	$(35)	$108	$325	$689
Amounts may not add due to rounding.
See notes to condensed consolidated financial statements

BECTON, DICKINSON AND COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Millions of dollars
(Unaudited)

	Six Months Ended March 31,
	2020	2019
Operating Activities
Net income	$461	$619
Adjustments to net income to derive net cash provided by operating activities:
Depreciation and amortization	1,067	1,126
Share-based compensation	141	152
Deferred income taxes	(136)	(109)
Change in operating assets and liabilities	(258)	(531)
Pension obligation	49	(202)
Gain on sale of business	—	(335)
Product liability-related charge	—	331
Other, net	(128)	(25)
Net Cash Provided by Operating Activities	1,196	1,027
Investing Activities
Capital expenditures	(395)	(362)
Proceeds from divestitures, net	—	477
Other, net	(147)	(85)
Net Cash (Used for) Provided by Investing Activities	(542)	30
Financing Activities
Change in credit facility borrowings	210	—
Proceeds from long-term debt and term loans	1,900	—
Payments of debt and term loans	(305)	(905)
Dividends paid	(505)	(491)
Other, net	(90)	(135)
Net Cash Provided by (Used for) Financing Activities	1,210	(1,532)
Effect of exchange rate changes on cash and equivalents and restricted cash	(15)	5
Net increase (decrease) in cash and equivalents and restricted cash	1,849	(469)
Opening Cash and Equivalents and Restricted Cash	590	1,236
Closing Cash and Equivalents and Restricted Cash	$2,439	$767
Amounts may not add due to rounding.
See notes to condensed consolidated financial statements

BECTON, DICKINSON AND COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
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
Note 2 – Accounting Changes
New Accounting Principle Adopted
In February 2016, the Financial Accounting Standards Board ("FASB") issued a new lease accounting standard which requires lessees to recognize lease assets and lease liabilities on the balance sheet, as well as requires expanded disclosures regarding leasing arrangements. The Company adopted this standard on October 1, 2019 and elected certain practical expedients permitted under the transition guidance, including a transition method which allows application of the new standard at its adoption date, rather than at the earliest comparative period presented in the financial statements. The Company also elected not to perform any reassessments relative to its expired and existing leases upon its adoption of the new requirements. The Company's adoption of this standard did not materially impact its condensed consolidated financial statements. Additional disclosures regarding the Company’s lease arrangements are provided in Note 15.
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

Note 3 – Shareholders' Equity
Changes in certain components of shareholders' equity for the first two quarters of fiscal years 2020 and 2019 were as follows:

	Common Stock Issued at Par Value	Capital in Excess of Par Value	Retained Earnings	Deferred Compensation	Treasury Stock
(Millions of dollars)					Shares (in thousands)	Amount
Balance at September 30, 2019	$347	$16,270	$12,913	$23	(76,260)	$(6,190)
Net income	—	—	278	—	—	—
Common dividends ($0.79 per share)	—	—	(215)	—	—	—
Preferred dividends	—	—	(38)	—	—	—
Common stock issued for share-based compensation and other plans, net	—	(32)	—	1	758	(38)
Share-based compensation	—	82	—	—	—	—
Common stock held in trusts, net (a)	—	—	—	—	(12)	—
Balance at December 31, 2019	$347	$16,320	$12,938	$24	(75,514)	$(6,228)
Net income	—	—	183	—	—	—
Common dividends ($0.79 per share)	—	—	(215)	—	—	—
Preferred dividends	—	—	(38)	—	—	—
Common stock issued for share-based compensation and other plans, net	—	(91)	—	(1)	573	70
Share-based compensation	—	58	—	—	—	—
Common stock held in trusts, net (a)	—	—	—	—	30	—
Balance at March 31, 2020	$347	$16,288	$12,868	$23	(74,911)	$(6,158)

	Common Stock Issued at Par Value	Capital in Excess of Par Value	Retained Earnings	Deferred Compensation	Treasury Stock
(Millions of dollars)					Shares (in thousands)	Amount
Balance at September 30, 2018	$347	$16,179	$12,596	$22	(78,463)	$(6,243)
Net income	—	—	599	—	—	—
Common dividends ($0.77 per share)	—	—	(207)	—	—	—
Preferred dividends	—	—	(38)	—	—	—
Common stock issued for share-based compensation and other plans, net	—	(97)	—	2	851	9
Share-based compensation	—	92	—	—	—	—
Common stock held in trusts, net (a)	—	—	—	—	(12)	—
Effect of change in accounting principles	—	—	68	—	—	—
Balance at December 31, 2018	$347	$16,174	$13,018	$24	(77,624)	$(6,235)
Net income	—	—	20	—	—	—
Common dividends ($0.77 per share)	—	—	(208)	—	—	—
Preferred dividends	—	—	(38)	—	—	—
Common stock issued for share-based compensation and other plans, net	—	(57)	(1)	(1)	618	42
Share-based compensation	—	60	—	—	—	—
Common stock held in trusts, net (a)	—	—	—	—	50	—
Balance at March 31, 2019	$347	$16,177	$12,792	$23	(76,955)	$(6,192)

(a)	Common stock held in trusts represents rabbi trusts in connection with deferred compensation under the Company’s employee salary and bonus deferral plan and directors’ deferral plan.

The components and changes of Accumulated other comprehensive income (loss) for the first two quarters of fiscal years 2020 and 2019 were as follows:

(Millions of dollars)	Total	Foreign Currency Translation	Benefit Plans	Cash Flow Hedges
Balance at September 30, 2019	$(2,283)	$(1,256)	$(1,005)	$(23)
Other comprehensive income before reclassifications, net of taxes	63	26	—	37
Amounts reclassified into income, net of taxes	19	—	17	2
Balance at December 31, 2019	$(2,202)	$(1,230)	$(988)	$16
Other comprehensive loss before reclassifications, net of taxes	(237)	(125)	—	(111)
Amounts reclassified into income, net of taxes	19	—	17	2
Balance at March 31, 2020	$(2,419)	$(1,355)	$(971)	$(93)

(Millions of dollars)	Total	Foreign Currency Translation	Benefit Plans	Cash Flow Hedges
Balance at September 30, 2018	$(1,909)	$(1,162)	$(729)	$(17)
Other comprehensive (loss) income before reclassifications, net of taxes	(32)	(35)	3	(1)
Amounts reclassified into income, net of taxes	14	—	13	1
Balance at December 31, 2018	$(1,927)	$(1,197)	$(714)	$(16)
Other comprehensive income (loss) before reclassifications, net of taxes	74	76	—	(2)
Amounts reclassified into income, net of taxes	14	—	13	1
Balance at March 31, 2019	$(1,839)	$(1,121)	$(701)	$(17)
The amounts of foreign currency translation recognized in other comprehensive income during the three and six months ended March 31, 2020 and 2019 included net gains (losses) relating to net investment hedges. The amounts recognized in other comprehensive income relating to cash flow hedges during the three and six months ended March 31, 2020 related to forward starting interest rate swaps. Additional disclosures regarding the Company's derivatives are provided in Note 12.

Note 4 – Earnings per Share
The weighted average common shares used in the computations of basic and diluted earnings per share (shares in thousands) were as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2020	2019	2020	2019
Average common shares outstanding	272,014	269,882	271,555	269,454
Dilutive share equivalents from share-based plans	3,023	—	3,618	4,975
Average common and common equivalent shares outstanding – assuming dilution	275,037	269,882	275,173	274,429

Share equivalents excluded from the diluted shares outstanding calculation because the result would have been antidilutive:
Mandatory convertible preferred stock	11,685	11,685	11,685	11,685
Share-based plans	—	4,405	—	—

In accordance with the terms of the Company's mandatory convertible preferred stock, on the mandatory conversion date of May 1, 2020, the 2.475 million mandatory convertible preferred shares that were issued in May 2017 in connection with the Company's acquisition of C.R. Bard, Inc. ("Bard") were converted into 11.703 million shares of BD common stock.

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
Hernia Product Claims
As of March 31, 2020, the Company is defending approximately 16,815 product liability claims involving the Company’s line of hernia repair devices (collectively, the “Hernia Product Claims”). The majority of those claims are currently pending in a coordinated proceeding in Rhode Island State Court, but claims are also pending in other state and/or federal court jurisdictions. In addition, those claims include multiple putative class actions in Canada. Generally, the Hernia Product Claims seek damages for personal injury allegedly resulting from use of the products. From time to time, the Company engages in resolution discussions with plaintiffs’ law firms regarding certain of the Hernia Product Claims, but the Company also intends to vigorously defend Hernia Product Claims that do not settle, including through litigation. Trials are scheduled throughout 2020 in various state and/or federal courts, with the first trial currently scheduled for June 2020 in Rhode Island. The Company expects additional trials of Hernia Product Claims to take place over the next 12 months. In August 2018, a new hernia multi-district litigation (“MDL”) was ordered to be established in the Southern District of Ohio. The Company cannot give any assurances that the resolution of the Hernia Product Claims that have not settled, including asserted and unasserted claims and the putative class action lawsuits, will not have a material adverse effect on the Company’s business, results of operations, financial condition and/or liquidity.
Women’s Health Product Claims
As of March 31, 2020, the Company is defending approximately 580 product liability claims involving the Company’s line of pelvic mesh devices. The majority of those claims are currently pending in various federal court jurisdictions, and a coordinated proceeding in New Jersey State Court, but claims are also pending in other state court jurisdictions. In addition, those claims include putative class actions filed in the United States. Not included in the figures above are approximately 1,005 filed and unfiled claims that have been asserted or threatened against the Company but lack sufficient information to determine whether a pelvic mesh device of the Company is actually at issue.
The claims identified above also include products manufactured by both the Company and two subsidiaries of Medtronic plc (as successor in interest to Covidien plc) (“Medtronic”), each a supplier of the Company. Medtronic has an obligation to defend and indemnify the Company with respect to any product defect liability relating to products its subsidiaries had manufactured. In July 2015, the Company reached an agreement with Medtronic in which Medtronic agreed to take responsibility for pursuing settlement of certain of the Women’s Health Product Claims that relate to products distributed by the

Company under supply agreements with Medtronic. In June 2017, the Company amended the agreement with Medtronic to transfer responsibility for settlement of additional Women’s Health Product Claims to Medtronic on terms similar to the July 2015 agreement, including with respect to the obligation to make payments to Medtronic towards these potential settlements. As of March 31, 2020, the Company has paid Medtronic $141 million towards these potential settlements. The Company also may, in its sole discretion, transfer responsibility for settlement of additional Women’s Health Product Claims to Medtronic on similar terms. The agreements do not resolve the dispute between the Company and Medtronic with respect to Women’s Health Product Claims that do not settle, if any. The foregoing lawsuits, unfiled claims, putative class actions, and other claims, together with claims that have settled or are the subject of agreements or agreements in principle to settle, are referred to collectively as the “Women’s Health Product Claims.” The Women’s Health Product Claims generally seek damages for personal injury allegedly resulting from use of the products.
As of March 31, 2020, the Company has reached agreements or agreements in principle with various plaintiffs’ law firms to settle their respective inventories of cases totaling approximately 15,220 of the Women’s Health Product Claims. The Company believes that these Women’s Health Product Claims are not the subject of Medtronic’s indemnification obligation. These settlement agreements and agreements in principle include unfiled and previously unknown claims held by various plaintiffs’ law firms, which are not included in the approximate number of lawsuits set forth in the first paragraph of this section. Each agreement is subject to certain conditions, including requirements for participation in the proposed settlements by a certain minimum number of plaintiffs. The Company continues to engage in discussions with other plaintiffs’ law firms regarding potential resolution of unsettled Women’s Health Product Claims, which may include additional inventory settlements.
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
Filter Product Claims
As of March 31, 2020, the Company is defending approximately 1,785 product liability claims involving the Company’s line of inferior vena cava filters (collectively, the “Filter Product Claims”). The majority of those claims were previously pending in an MDL in the United States District Court for the District of Arizona, but those MDL claims either have been, or are in the process of being, remanded to various federal jurisdictions. Filter Product Claims are also pending in various state court jurisdictions, including a coordinated proceeding in Arizona State Court. In addition, those claims include putative class actions filed in the United States and Canada. The Filter Product Claims generally seek damages for personal injury allegedly resulting from use of the products. The Company has limited information regarding the nature and quantity of certain of the Filter Product Claims. The Company continues to receive claims and lawsuits and may in future periods learn additional information regarding other unfiled or unknown claims, or other lawsuits, which could materially impact the Company’s estimate of the number of claims or lawsuits against the Company. On May 31, 2019, the MDL Court ceased accepting direct filings or transfers into the Filter Product Claims MDL and, as noted above, remands for non-settled cases have begun and are expected to continue over the next three months. Federal and state court trials are scheduled throughout 2020. As of March 31, 2020, the Company entered into settlement agreements and/or settlement agreements in principle for approximately 7,300 cases. On March 30, 2018, a jury in the first MDL trial found the Company liable for negligent failure to warn and entered a verdict in favor of plaintiffs. The jury found the Company was not liable for (a) strict liability design defect; (b) strict liability failure to warn; and (c) negligent design. The Company has appealed that verdict. On June 1, 2018, a jury in the second MDL trial unanimously found in favor of the Company on all claims. On August 17, 2018, the Court entered summary judgment in favor of the Company on all claims in the third MDL trial. On October 5, 2018, a jury in the fourth MDL trial unanimously found in favor of the Company on all claims. The Company expects additional trials of Filter Product Claims may take place over the next 12 months.
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
On February 27, 2020, a putative class action captioned Kabak v. Becton, Dickinson and Company, et al., Civ. No. 2:20-cv-02155 (SRC) (CLW), was filed in the U.S. District Court for the District of New Jersey against the Company and certain of its officers. The complaint, which purports to be brought on behalf of all persons (other than defendants) who purchased or otherwise acquired the Company's common stock from November 5, 2019 through February 5, 2020, asserts claims for purported violations of Sections 10 and 20 of the Securities Exchange Act of 1934 and SEC Rule 10b-5 promulgated thereunder, and seeks, among other things, damages and costs. The complaint alleges that defendants concealed material information regarding AlarisTM infusion pumps, including that (1) certain pumps exhibited software errors, (2) the Company was investing in remediation efforts as opposed to other enhancements and (3) the Company was thus reasonably likely to recall certain pumps and/or experience regulatory delays. These alleged omissions, the complaint asserts, rendered certain public statements about the Company’s business, operations and prospects false or misleading, causing investors to purchase stock at an inflated price. The Company believes these claims are without merit and intends to vigorously defend this action.
On April 27, 2020, three putative stockholders, including the named plaintiff in the Kabak complaint, filed motions to be appointed lead plaintiff and for their counsel to be appointed lead counsel pursuant to the Private Securities Litigation Reform Act of 1995. Those motions remain pending.
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
In the second and fourth quarters of fiscal year 2019, the Company recorded pre-tax charges to Other operating expense, net, of approximately $331 million and $582 million, respectively, related to certain of the product liability matters discussed above under the heading “Product Liability Matters,” including the related legal defense costs. The Company recorded these charges based on additional information obtained during the second and fourth quarters of fiscal year 2019.

Accruals for the Company's product liability claims which are discussed above, as well as the related legal defense costs, amounted to approximately $2.3 billion at March 31, 2020 and $2.5 billion at September 30, 2019. These accruals, which are generally long-term in nature, are largely recorded within Deferred Income Taxes and Other Liabilities on the Company's condensed consolidated balance sheets. As of March 31, 2020 and September 30, 2019, the Company had $87 million and $53 million, respectively, in qualified settlement funds (“QSFs”), subject to certain settlement conditions, for certain product liability matters. Payments to QSFs are recorded as a component of Restricted cash. The Company's expected recoveries related to product liability claims and related legal defense costs were approximately $117 million and $150 million at March 31, 2020 and September 30, 2019, respectively. A substantial amount of these expected recoveries at March 31, 2020 and September 30, 2019 related to the Company’s agreements with Medtronic related to certain Women’s Health Product Claims. The expected recoveries at March 31, 2020 related to the indemnification obligation are not in dispute with respect to claims that Medtronic settles pursuant to the agreements.
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
Measurement of Revenues
The Company’s estimate of probable credit losses relating to trade receivables is determined based on historical experience and other specific account data. Amounts are written off against the allowances for doubtful accounts when the Company determines that a customer account is uncollectable. Such amounts are not material to the Company's consolidated financial results.
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
Remaining Performance Obligations
The Company's obligations relative to service contracts and pending installations of equipment, primarily in the Company's Medication Management Solutions unit, represent unsatisfied performance obligations of the Company. The revenues under existing contracts with original expected durations of more than one year, which are attributable to products and/or services that have not yet been installed or provided are estimated to be approximately $1.7 billion at March 31, 2020. The Company expects to recognize the majority of this revenue over the next three years.
Within the Company's Medication Management Solutions, Medication Delivery Solutions, Integrated Diagnostic Solutions, and Biosciences units, some contracts also contain minimum purchase commitments of reagents or other consumables and the future sales of these consumables represent additional unsatisfied performance obligations of the Company. The revenue attributable to the unsatisfied minimum purchase commitment-related performance obligations, for contracts with original expected durations of more than one year, is estimated to be approximately $2.7 billion at March 31, 2020.  This revenue will be recognized over the customer relationship period.
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

	Three Months Ended March 31,
(Millions of dollars)	2020			2019
	United States	International	Total	United States	International	Total
Medical
Medication Delivery Solutions (a)	$518	$386	$904	$482	$446	$928
Medication Management Solutions (a)	449	119	568	499	118	617
Diabetes Care	142	137	278	137	133	270
Pharmaceutical Systems	91	309	400	93	273	366
Total segment revenues	$1,200	$951	$2,151	$1,211	$969	$2,180

Life Sciences
Integrated Diagnostic Solutions
Preanalytical Systems	$208	$192	$400	$171	$195	$366
Diagnostic Systems	206	228	434	180	209	389
Total Integrated Diagnostic Solutions	413	420	833	350	404	755
Biosciences	108	172	280	120	177	297
Total segment revenues	$522	$591	$1,113	$470	$582	$1,052

Interventional
Surgery (b)	$249	$63	$312	$242	$66	$308
Peripheral Intervention (b)	242	157	399	225	162	387
Urology and Critical Care (b)	202	76	279	193	75	268
Total segment revenues	$693	$297	$990	$659	$303	$963

Total Company revenues	$2,415	$1,839	$4,253	$2,341	$1,854	$4,195

(a)
Prior-period amounts reflect the reclassification of U.S. revenues of $2 million associated with the movement, effective on October 1, 2019, of certain products from the Medication Delivery Solutions unit to the Medication Management Solutions unit.

(b)
Prior-period amounts reflect the total reclassifications of $31 million of U.S. revenues and $13 million of international revenues associated with the movement, effective on October 1, 2019, of certain products from the Surgery unit and the Urology and Critical Care unit to the Peripheral Intervention unit.

	Six Months Ended March 31,
(Millions of dollars)	2020			2019
	United States	International	Total	United States	International	Total
Medical
Medication Delivery Solutions (a)	$1,038	$814	$1,852	$1,000	$883	$1,884
Medication Management Solutions (a)	912	231	1,143	1,007	236	1,242
Diabetes Care	281	266	547	282	261	544
Pharmaceutical Systems	174	525	699	161	485	646
Total segment revenues	$2,404	$1,836	$4,241	$2,450	$1,865	$4,316

Life Sciences
Integrated Diagnostic Solutions
Preanalytical Systems	$410	$388	$798	$371	$387	$758
Diagnostic Systems	390	446	835	355	416	771
Total Integrated Diagnostic Solutions	799	834	1,633	726	803	1,529
Biosciences	260	342	603	228	350	579
Total segment revenues	$1,060	$1,176	$2,236	$954	$1,153	$2,108

Interventional
Surgery (b)	$505	$133	$638	$488	$130	$618
Peripheral Intervention (b)	467	327	794	448	321	769
Urology and Critical Care (b)	409	161	570	388	158	545
Total segment revenues	$1,381	$621	$2,002	$1,323	$609	$1,932

Total Company revenues	$4,845	$3,634	$8,479	$4,728	$3,628	$8,355

(a)
Prior-period amounts reflect the reclassification of U.S. revenues of $3 million associated with the movement, effective on October 1, 2019, of certain products from the Medication Delivery Solutions unit to the Medication Management Solutions unit.

(b)
Prior-period amounts reflect the total reclassifications of $63 million of U.S. revenues and $28 million of international revenues associated with the movement, effective on October 1, 2019, of certain products from the Surgery unit and the Urology and Critical Care unit to the Peripheral Intervention unit.

Segment income for the three and six-month periods was as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
(Millions of dollars)	2020	2019	2020	2019
Income Before Income Taxes
Medical (a) (b)	$443	$599	$1,007	$1,265
Life Sciences (c)	285	293	646	598
Interventional	213	231	455	441
Total Segment Operating Income	941	1,123	2,109	2,303
Acquisitions and other restructurings	(75)	(101)	(161)	(191)
Net interest expense	(132)	(153)	(266)	(336)
Other unallocated items (d)	(534)	(866)	(1,087)	(1,058)
Total Income Before Income Taxes	$200	$3	$594	$718

(a)
The amounts for the three and six months ended March 31, 2020 include a probable estimate of future costs within the Medication Management Solutions unit associated with remediation efforts related to AlarisTM infusion pumps of $199 million and $258 million, respectively, which were recorded to Cost of products sold. Based on the course of remediation efforts, it is possible that the estimate of future costs could increase over time.

(b)
The amounts for the three and six-month periods in 2019 included $65 million of estimated remediation costs recorded to Other operating expense, net relating to a recall of a product component, which generally pre-dated the Company's acquisition of CareFusion in fiscal year 2015, within the Medication Management Solutions unit's infusion systems platform.

(c)
The amounts for the three and six-month periods in 2020 include a charge of $39 million recorded to Cost of products sold to write down the carrying value of certain intangible assets in the Biosciences unit.

(d)
Primarily comprised of foreign exchange, certain general and administrative expenses and share-based compensation expense. The amounts for the three and six-month periods in 2019 include a pre-tax charge of $331 million related to certain product liability matters, which is further discussed in Note 5. In addition, the amount for the six months ended March 31, 2019 included the pre-tax gain recognized on the Company's sale of its Advanced Bioprocessing business of approximately $335 million, which is further discussed in Note 9.

Note 8 – Benefit Plans
The Company has defined benefit pension plans covering certain employees in the United States and certain international locations. The measurement date used for these plans is September 30.
Net pension cost included the following components for the three and six months ended March 31:

	Three Months Ended March 31,		Six Months Ended March 31,
(Millions of dollars)	2020	2019	2020	2019
Service cost	$39	$33	$79	$68
Interest cost	21	26	43	54
Expected return on plan assets	(48)	(45)	(97)	(91)
Amortization of prior service credit	(3)	(3)	(7)	(7)
Amortization of loss	25	19	50	39
Net pension cost	$34	$31	$68	$63
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
Note 9 – Divestiture
In October 2018, the Company completed the sale of its Life Sciences segment's Advanced Bioprocessing business. The Company recognized a pre-tax gain on the sale of approximately $335 million which was recorded as a component of Other operating expense, net in the first quarter of fiscal year 2019.

Note 10 – Business Restructuring Charges
The Company incurred restructuring costs during the six months ended March 31, 2020, in connection with the Company's acquisition of Bard and portfolio rationalization initiatives, which were largely recorded within Acquisitions and other restructurings. Restructuring liability activity for the six months ended March 31, 2020 was as follows:

(Millions of dollars)	Employee Termination		Other		Total
	Bard	Other Initiatives	Bard (a)	Other Initiatives	Bard	Other Initiatives
Balance at September 30, 2019	$22	$31	$1	$3	$23	$34
Charged to expense	6	(2)	23	14	29	12
Cash payments	(12)	(23)	(5)	(12)	(17)	(35)
Non-cash settlements	—	—	(16)	(2)	(16)	(2)
Balance at March 31, 2020	$16	$6	3	$3	$19	$9

(a)
Largely represents the cost associated with certain pre-acquisition equity awards of Bard which, to encourage post-acquisition employee retention, were converted to BD equity awards with substantially the same terms and conditions as were applicable under such Bard awards immediately prior to the acquisition date.

Note 11 – Intangible Assets
Intangible assets consisted of:

	March 31, 2020		September 30, 2019
(Millions of dollars)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets
Developed technology	$13,985	$3,440	$13,960	$2,906
Customer relationships	4,606	1,345	4,608	1,183
Product rights	106	61	110	60
Trademarks	407	110	407	102
Patents and other	493	315	445	305
Amortized intangible assets	$19,597	$5,271	$19,530	$4,555
Unamortized intangible assets
Acquired in-process research and development (a)	$46		$1
Trademarks	2		2
Unamortized intangible assets	$48		$3

(a)	The increase in the carrying value of assets in 2020 was attributable to an immaterial acquisition which occurred during the second quarter of fiscal year 2020.
Intangible amortization expense for the three months ended March 31, 2020 and 2019 was $347 million and $376 million, respectively. Intangible amortization expense for the six months ended March 31, 2020 and 2019 was $693 million and $754 million, respectively.
The following is a reconciliation of goodwill by business segment:

(Millions of dollars)	Medical	Life Sciences	Interventional	Total
Goodwill as of September 30, 2019	$9,989	$772	$12,615	$23,376
Acquisitions (a)	10	58	—	68
Currency translation	(2)	(1)	(26)	(29)
Goodwill as of March 31, 2020	$9,997	$828	$12,589	$23,415

(a)	Represents goodwill recognized relative to certain acquisitions which were not material individually or in the aggregate.

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
Hedges of the transactional foreign exchange exposures resulting primarily from intercompany payables and receivables are undesignated hedges. As such, the gains or losses on these instruments are recognized immediately in income. These gains and losses are largely offset by gains and losses on the underlying hedged items, as well as the hedging costs associated with the derivative instruments. The net amounts recognized in Other (expense) income, net, during the three and six months ended March 31, 2020 and 2019 were immaterial to the Company's consolidated financial results. The total notional amounts of the Company’s outstanding foreign exchange contracts as of March 31, 2020 and September 30, 2019 were $1.2 billion and $2.3 billion, respectively.
Certain of the Company's foreign currency-denominated long-term notes outstanding, which had a total carrying value of $1.4 billion as of March 31, 2020 and September 30, 2019, were designated as, and were effective as, economic hedges of net investments in certain of the Company's foreign subsidiaries. The Company has entered into cross-currency swaps, all of which are designated and effective as economic hedges of net investments in certain of the Company's foreign subsidiaries. The notional amounts of the cross-currency swaps were $3.0 billion and $2.3 billion as of March 31, 2020 and September 30, 2019, respectively.
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
Net gains (losses) recorded to Accumulated other comprehensive income (loss) relating to the Company's net investment hedges for the three and six-month periods were as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
(Millions of dollars)	2020	2019	2020	2019
Foreign currency-denominated debt	$44	$(18)	$10	$41
Cross-currency swaps	$193	$—	$141	$—

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
The total notional amount of the Company’s outstanding interest rate swaps designated as fair value hedges was $375 million at March 31, 2020 and September 30, 2019. The outstanding swaps represent fixed-to-floating interest rate swap agreements the Company entered into to convert the interest payments on certain long-term notes from the fixed rate to a floating interest rate based on LIBOR. Changes in the fair value of the interest rate swaps offset changes in the fair value of the fixed rate debt. The amounts recorded during the three and six months ended March 31, 2020 and 2019 for changes in the fair value of these hedges were immaterial to the Company's consolidated financial results.

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
The total notional amount of the Company's outstanding forward starting interest rate swaps was $1.5 billion at March 31, 2020 and September 30, 2019. The Company entered into these contracts in the fourth quarter of fiscal year 2019 to mitigate its exposure to interest rate risk. The Company recorded after-tax losses of $111 million and $74 million in Other comprehensive income (loss) relating to these interest rate hedges during the three and six months ended March 31, 2020, respectively.

Other Risk Exposures
The Company purchases resins, which are oil-based components used in the manufacture of certain products. Significant increases in world oil prices that lead to increases in resin purchase costs could impact future operating results. From time to time, the Company has managed price risks associated with these commodity purchases through commodity derivative forward contracts. The Company had no outstanding commodity derivative forward contracts at March 31, 2020 and the amount outstanding as of September 30, 2019 was immaterial to the Company's consolidated financial results.
Financial Statement Effects
The fair values of derivative instruments outstanding at March 31, 2020 and September 30, 2019 were not material to the Company's consolidated balance sheets.

The amounts reclassified from accumulated other comprehensive income relating to cash flow hedges during the three and six months ended March 31, 2020 and 2019 were not material to the Company's consolidated financial results.

Note 13 – Financial Instruments and Fair Value Measurements
The following reconciles cash and equivalents and restricted cash reported within the Company's consolidated balance sheets at March 31, 2020 and September 30, 2019 to the total of these amounts shown on the Company's consolidated statements of cash flows:

(Millions of dollars)	March 31, 2020	September 30, 2019
Cash and equivalents	$2,351	$536
Restricted cash	88	54
Cash and equivalents and restricted cash	$2,439	$590

Cash equivalents consist of all highly liquid investments with a maturity of three months or less at time of purchase. Restricted cash consists of cash restricted from withdrawal and usage except for certain product liability matters.
The Company’s cash and equivalents include institutional money market accounts which permit daily redemption and the fair values of these investments are based upon the quoted prices in active markets provided by the holding financial institutions, which are considered Level 1 inputs in the fair value hierarchy. The fair values of these accounts were $1.8 billion and $39 million at March 31, 2020 and September 30, 2019, respectively. The Company’s remaining cash and equivalents, excluding restricted cash, were $516 million and $497 million at March 31, 2020 and September 30, 2019, respectively.
Short-term investments are held to their maturities and are carried at cost, which approximates fair value. The short-term investments consist of instruments with maturities greater than three months and less than one year.
Long-term debt is recorded at amortized cost. The fair value of long-term debt is measured based upon quoted prices in active markets for similar instruments, which are considered Level 2 inputs in the fair value hierarchy. The fair value of long-term debt was $17.2 billion and $19.2 billion at March 31, 2020 and September 30, 2019, respectively. The fair value of the current portion of long-term debt was $2.4 billion and $1.3 billion at March 31, 2020 and September 30, 2019, respectively.
All other instruments measured by the Company at fair value, including derivatives and contingent consideration liabilities, are immaterial to the Company's consolidated balance sheets.

Nonrecurring Fair Value Measurements
In the second quarter of fiscal year 2020, the Company recorded a charge to Cost of products sold of $39 million to write down the carrying value of certain intangible assets in the Biosciences unit. The amount recognized in the second quarter of 2020 was recorded to adjust the carrying amount of assets to the assets' fair values, which were estimated, based upon a market participant's perspective, using Level 3 inputs, as values were estimated using the income approach.
Transfers of trade receivables
Over the normal course of its business activities, the Company transfers certain trade receivable assets to third parties under factoring agreements. Per the terms of these agreements, the Company surrenders control over its trade receivables upon transfer.  Accordingly, the Company accounts for the transfers as sales of trade receivables by recognizing an increase to Cash and equivalents and a decrease to Trade receivables, net when proceeds from the transactions are received.  The Company’s balance of Trade receivables, net at March 31, 2020 excludes trade receivables of $246 million that have been transferred to third parties under factoring arrangements.  The costs incurred by the Company in connection with factoring activities were not material to its consolidated financial results.  The Company’s transfers of trade receivables during the six months ended March 31, 2019 were not material to its consolidated financial results.

Note 14 – Debt
While the Company deemed its liquidity sufficient to fund its operations and meet its obligations, the Company has taken steps, as a precautionary measure, to preserve its financial flexibility in light of the uncertainty in the global markets resulting from the COVID-19 pandemic. In March 2020, the Company entered into a 364-day $1.4 billion senior unsecured term loan facility and later in March 2020, this agreement was amended to increase the borrowing capacity available under the facility to $2.0 billion. Borrowings outstanding under the term loan facility were $1.9 billion at March 31, 2020 and these proceeds are included in the Company's balance of Cash and equivalents at March 31, 2020.
In April 2020, the Company entered into a supplement to its existing $2.25 billion senior unsecured revolving credit facility which increased the revolving commitments available to the Company under revolving credit facility by $381 million. As such, the Company's senior unsecured revolving credit facility currently provides borrowings of up to $2.63 billion. Proceeds from this facility are used to fund general corporate needs and borrowings outstanding under the revolving credit facility at March 31, 2020 were $695 million.
Note 15 – Leases
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

The Company’s lease costs recorded in its consolidated statements of income for the three and six months ended March 31, 2020 were $32 million and $65 million, respectively. Cash payments arising from the Company’s lease arrangements are reflected on its condensed consolidated statement of cash flows as outflows used for operating activities. The right-of-use assets and lease liabilities recognized on the Company’s condensed consolidated balance sheet as of March 31, 2020 were as follows:

(Millions of dollars)	March 31, 2020
Right-of-use assets recorded in Other Assets	$427
Current lease liabilities recorded in Payables, accrued expenses and other current liabilities	$103
Non-current lease liabilities recorded in Deferred Income Taxes and Other Liabilities	$345

The Company’s payments due under its operating leases are as follows:

(Millions of dollars)
Remaining for 2020	$58
2021	102
2022	83
2023	55
2024	36
Thereafter	164
Total payments due	499
Less: imputed interest	50
Total	$448

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
Recent Developments
A novel strain of coronavirus (“COVID-19”) was officially declared a pandemic by the World Health Organization ("WHO") in March 2020. In efforts to slow the spread of COVID-19, governments around the world have issued travel restrictions as well as recommendations or mandates to avoid large gatherings or to self-quarantine.  Such measures have led to a sudden and significant decline in economic activity within a number of countries worldwide.  The COVID-19 pandemic has resulted in a decline in elective procedures which has unfavorably impacted our results of operations for the three months ended March 31, 2020. While certain of our organizational units realized positive benefits to revenues from the pandemic for the second quarter, the estimated net impact on total consolidated revenues was an unfavorable impact of $56 million.
We are deploying our capabilities, expertise and scale to address critical health needs related to COVID-19. A molecular test for the detection of COVID-19 for clinical laboratories is currently available and we are also currently developing a new point-of-care test that can detect antibodies in blood to confirm current or past exposure to COVID-19.  We have been adhering to guidance provided by the WHO, as well as by health officials in various countries affected by the COVID-19 pandemic, to protect the health and safety of BD employees while ensuring continued availability of BD’s critical medical devices and technologies at this unprecedented time. We have enacted business continuity plans in order to minimize the risk of disruption to our operations and supply chain, and to date, we have not experienced any significant disruption. We have been working closely with governmental officials in an effort to keep our manufacturing facilities (and those of our suppliers) open due to the essential nature of our products.
We continue to generate operating cash flows that are sufficient to meet our short-term liquidity needs.  We have taken steps, as a precautionary measure, to preserve our financial flexibility in light of uncertainty in the global markets resulting from the COVID-19 pandemic. Such measures included entering into a $2.0 billion term loan agreement and increasing the commitments available under our revolving credit facility by $381 million, as is further discussed in Note 14 in the Notes to Condensed Consolidated Financial Statements. We believe that given our debt ratings and our capital allocation strategy, we would have access to additional short-term and long-term capital should the need arise.  We have not observed any impairments of our assets due to the COVID-19 pandemic and the decline in global economic activity.
We have enacted certain cost containment measures to mitigate the unfavorable impact of the COVID-19 pandemic to our future results of operations. Such actions have included travel restrictions, temporary reductions in executive compensation, a temporary suspension of matching contributions to certain voluntary defined contribution and other benefit plans, as well as temporary work reductions for certain manufacturing teams.
Our business is experiencing weakened demand for our products as a result of a significant decline in medical procedures due to government restrictions and healthcare priorities, particularly with respect to hernia and other elective procedures. We are also seeing delays in instrument placements relating to our medical management solutions, including Pyxis™, as well as decreased non-COVID-19 diagnostic testing and specimen collections, which is being partially offset by higher demand for COVID-19 testing.  There has also been a decrease in research activity due to laboratory closures and reduced clinical testing.

Accordingly, our future operating performance, particularly in the short-term, will be subject to volatility. The ultimate impact of the COVID-19 pandemic on our business, results of operations, financial condition and cash flows is dependent on future developments, which are uncertain at this time, including:

•	The timing and extent of recovery in the global demand for our products, particularly those sold by our Surgery and Peripheral Interventional units which are used in elective medical procedures;

•	The pace at which hospitals resume patient care that is not related to the COVID-19 pandemic;

•	The progress of development for our point-of-care test, which was previously discussed above, and the degree to which COVID-19 testing solutions are made available and utilized by governments;

•	The timing of when research performed by research laboratories and institutions will resume to normal operations; and

•	The degree of pressure that the weaker macroeconomic environment will put on future healthcare utilization.
Further discussion regarding the impacts of the COVID-19 pandemic on our results for the three months ended March 31, 2020 is provided below.
Overview of Financial Results and Financial Condition
For the three months ended March 31, 2020, worldwide revenues of $4.253 billion increased 1.4% from the prior-year period which reflected volume growth of approximately 2.3%, an unfavorable impact from foreign currency translation of approximately 1.0% and a favorable impact from pricing of approximately 0.1%. We estimate that the COVID-19 pandemic reduced volume growth in the second quarter by approximately 1.4%. Volume growth in the second quarter of fiscal year 2020 reflected the following:

•
Medical segment revenues in the second quarter reflected strong growth in the Pharmaceutical Systems. Revenues in the Diabetes Care unit benefited from COVID-19 due to increased orders from retailers and distributors in the United States. Medical segment revenues in the second quarter were unfavorably impacted by declines in the Medication Management Solutions and Medication Delivery Solutions units, as is further discussed below.

•
Life Sciences segment revenues in the second quarter reflected growth in the Integrated Diagnostic Solutions unit that was partially offset by declines in the Biosciences unit due to the COVID-19 pandemic and an unfavorable comparison to the prior-year period due to the timing of licensing revenues.

•
Interventional segment revenues in the second quarter reflected sales growth in all units. Revenues in the Surgery and Peripheral Intervention units were negatively impacted by the deferral of elective medical procedures as a result of the COVID-19 pandemic.

Second quarter Medical segment revenues were unfavorably impacted by the Medication Management Solutions unit's delay of shipments of AlarisTM infusion pumps pending compliance with certain 510(k) filing requirements of the U.S. Food and Drug Administration ("FDA"), as previously reported.  While we continue to make progress on our regulatory filing related to the AlarisTM infusion pumps, due to the COVID-19 pandemic and other factors, we no longer expect to submit the 510(k) to the FDA in the fourth quarter of fiscal year 2020.
We continue to invest in research and development, geographic expansion, and new product development programs to drive further revenue and profit growth. Our ability to sustain our long-term growth will depend on a number of factors, including our ability to expand our core business (including geographical expansion), develop innovative new products, and continue to improve operating efficiency and organizational effectiveness. While the economic environments for the healthcare industry and healthcare utilization in the United States and Europe have been generally stable, destabilization resulting from the COVID-19 pandemic or other factors has adversely impacted our businesses. Our businesses will continue to be impacted by the COVID-19 pandemic throughout its duration and while government measures implemented in response to the pandemic continue to be in place. In emerging markets, the Company’s growth is dependent primarily on government funding for healthcare systems. In addition, pricing pressure exists globally which could adversely impact our businesses.
Cash flows from operating activities were $1.196 billion in the first six months of fiscal year 2020. At March 31, 2020, we had $2.445 billion in cash and equivalents and short-term investments, including restricted cash. We continued to return value to our shareholders in the form of dividends. During the first six months of fiscal year 2020, we paid cash dividends of $505 million, including $430 million paid to common shareholders and $76 million paid to preferred shareholders.
Each reporting period, we face currency exposure that arises from translating the results of our worldwide operations to the U.S. dollar at exchange rates that fluctuate from the beginning of such period. A stronger U.S. dollar, compared to the prior-year period, resulted in an unfavorable foreign currency translation impact to our revenues during the second quarter of fiscal year 2020.  We evaluate our results of operations on both a reported and a foreign currency-neutral basis, which excludes the impact of fluctuations in foreign currency exchange rates. As exchange rates are an important factor in understanding period-to-

period comparisons, we believe the presentation of results on a foreign currency-neutral basis in addition to reported results helps improve investors’ ability to understand our operating results and evaluate our performance in comparison to prior periods. Foreign currency-neutral ("FXN") information compares results between periods as if exchange rates had remained constant period-over-period. We use results on a foreign currency-neutral basis as one measure to evaluate our performance. We calculate foreign currency-neutral percentages by converting our current-period local currency financial results using the prior-period foreign currency exchange rates and comparing these adjusted amounts to our current-period results. These results should be considered in addition to, not as a substitute for, results reported in accordance with U.S. generally accepted accounting principles ("GAAP"). Results on a foreign currency-neutral basis, as we present them, may not be comparable to similarly titled measures used by other companies and are not measures of performance presented in accordance with U.S. GAAP.
Results of Operations
Medical Segment
The following summarizes second quarter Medical revenues by organizational unit:

	Three months ended March 31,
(Millions of dollars)	2020	2019	Total Change	Estimated FX Impact	FXN Change
Medication Delivery Solutions (a)	$904	$928	(2.5)%	(1.2)%	(1.3)%
Medication Management Solutions (a)	568	617	(7.9)%	(0.4)%	(7.5)%
Diabetes Care	278	270	2.9%	(1.3)%	4.2%
Pharmaceutical Systems	400	366	9.4%	(2.0)%	11.4%
Total Medical Revenues	$2,151	$2,180	(1.4)%	(1.1)%	(0.3)%

(a)
The presentation of prior-period amounts reflects the reclassification of $2 million associated with the movement, effective on October 1, 2019, of certain products from the Medication Delivery Solutions unit to the Medication Management Solutions unit.

Second quarter Medical segment revenues reflected strong growth in the Pharmaceutical Systems and Diabetes Care units that was offset by declines in the Medication Management Solutions and Medication Delivery Solutions units. As anticipated, the Medication Management Solutions unit's revenues were unfavorably impacted by the delay of shipments of AlarisTM infusion pumps, as previously discussed above. Also as expected, the Medication Delivery Solutions unit's second quarter revenues in China were unfavorably impacted by a new volume-based procurement process which has been adopted by several of China's provinces. The Medication Delivery Solutions unit's second quarter revenues also reflected an unfavorable impact relating to the COVID-19 pandemic, most notably in China, where healthcare utilization declined significantly. The Diabetes Care unit realized a benefit to second quarter revenues from COVID-19 due to increased orders from retailers and distributors in the United States.
Medical segment total revenues for the six-month period were as follows:

	Six months ended March 31,
(Millions of dollars)	2020	2019	Total Change	Estimated FX Impact	FXN Change
Total Medical Revenues	$4,241	$4,316	(1.7)%	(1.1)%	(0.6)%

Medical segment income for the three and six-month periods is provided below.

	Three months ended March 31,		Six months ended March 31,
(Millions of dollars)	2020	2019	2020	2019
Medical segment income	$443	$599	$1,007	$1,265

Segment income as % of Medical revenues	20.6%	27.5%	23.8%	29.3%

The Medical segment's income in the second quarter was driven by its performance with respect to gross profit margin and operating expenses as discussed in greater detail below:

•
Gross profit margin was lower in the second quarter of 2020 as compared with the second quarter of 2019 which primarily reflected a charge to record a probable estimate of future costs associated with incremental remediation efforts relating to AlarisTM infusion pumps, as further discussed below. This unfavorable impact to the Medical segment's gross margin was partially offset by lower manufacturing costs resulting from continuous improvement projects which enhanced the efficiency of our operations and favorable foreign currency translation.

•
Selling and administrative expense as a percentage of revenues was slightly lower in the second quarter of 2020 compared with the second quarter of 2019 primarily due to lower expenses resulting from recently enacted cost containment measures.

•	Research and development expense as a percentage of revenues was higher in the second quarter of 2020 compared with the second quarter of 2019 primarily due to the timing of project spending.

•
The Medical segment's income in the second quarter of 2019 additionally reflected the estimated cumulative costs of a product recall of $65 million recorded within Other operating expense, net.  The recall related to a product component, which generally pre-dated our acquisition of CareFusion in fiscal year 2015, within the Medication Management Solutions unit's infusion systems platform.

Life Sciences Segment
The following summarizes second quarter Life Sciences revenues by organizational unit:

	Three months ended March 31,
(Millions of dollars)	2020	2019	Total Change	Estimated FX Impact	FXN Change
Integrated Diagnostic Solutions (a)
Preanalytical Systems	$400	$366	9.3%	(1.5)%	10.8%
Diagnostic Systems	434	389	11.5%	(1.4)%	12.9%
Total Integrated Diagnostic Solutions	833	755	10.4%	(1.5)%	11.9%
Biosciences	280	297	(5.9)%	(0.9)%	(5.0)%
Total Life Sciences Revenues	$1,113	$1,052	5.8%	(1.3)%	7.1%

(a)
Effective October 1, 2019, the Preanalytical Systems and Diagnostic Systems units were joined to create the new Integrated Diagnostic Solutions unit. Additional disclosures regarding this change are provided in Note 7 in the Notes to Condensed Consolidated Financial Statements.

The Life Sciences segment's revenues in the second quarter reflected strong sales in the Integrated Diagnostic Solutions unit which were driven by a more severe influenza season in the current year as compared with the prior year's season. Second quarter revenues in the Biosciences unit primarily reflected a decline in instrument installations and reagent sales as a result of the COVID-19 pandemic, as well as an unfavorable comparison to the prior-year period due to the timing of licensing revenues and tenders in emerging markets.
Life Sciences segment total revenues for the six-month period were as follows:

	Six months ended March 31,
(Millions of dollars)	2020	2019	Total Change	Estimated FX Impact	FXN Change
Total Life Sciences Revenues	$2,236	$2,108	6.1%	(1.2)%	7.3%

Life Sciences segment income for the three and six-month periods was as follows:

	Three months ended March 31,		Six months ended March 31,
(Millions of dollars)	2020	2019	2020	2019
Life Sciences segment income	$285	$293	$646	$598

Segment income as % of Life Sciences revenues	25.6%	27.8%	28.9%	28.4%

The Life Sciences segment's income in the second quarter was driven by its performance with respect to gross profit margin and operating expenses as discussed in greater detail below:

•
Gross margin in the second quarter of 2020 was lower compared with the second quarter of 2019 which primarily reflected a $39 million charge to write down the carrying value of certain intangible assets in the Biosciences unit, as well as unfavorable product mix and increased tariffs. These unfavorable impacts to the Life Sciences segment's gross margin were partially offset by favorable impacts from pricing and lower manufacturing costs resulting from continuous improvement projects which enhanced the efficiency of our operations.

•
Selling and administrative expense as a percentage of revenues in the second quarter of 2020 was lower compared with the prior-year period primarily due to expense synergies realized from the combination of the Preanalytical Systems and Diagnostic Systems units, as noted above, and lower expenses resulting from recently enacted cost containment measures.

•	Research and development expense as a percentage of revenues was lower in the second quarter of 2020 compared with the second quarter of 2019 primarily due to the timing of project spending.
Interventional Segment
The following summarizes second quarter Interventional revenues by organizational unit:

	Three months ended March 31,
(Millions of dollars)	2020	2019	Total Change	Estimated FX Impact	FXN Change
Surgery (a)	$312	$308	1.4%	(0.3)%	1.7%
Peripheral Intervention (a)	399	387	3.1%	(0.9)%	4.0%
Urology and Critical Care (a)	279	268	4.1%	(0.1)%	4.2%
Total Interventional Revenues	$990	$963	2.8%	(0.5)%	3.3%

(a)
The presentation of prior-period amounts reflects the total reclassifications of $45 million associated with the movement, effective on October 1, 2019, of certain products from the Surgery unit and the Urology and Critical Care unit to the Peripheral Intervention unit.

Second quarter revenues in the Interventional segment reflected strong sales of products in the Peripheral Intervention and Urology and Critical Care units. Revenue growth in the Peripheral Intervention unit was partially offset by lower sales of our drug-coated balloon products as compared to the prior-year period following the previously reported FDA's March 2019 letter to healthcare professionals regarding the use of paclitaxel-coated devices. The extent and duration of the impact from the FDA letter on the Peripheral Intervention unit’s future revenues is difficult to predict. Second quarter revenues within the Surgery and Peripheral Intervention units were negatively impacted by decreased demand associated with the deferral of elective medical procedures as a result of the COVID-19 pandemic.
Interventional segment total revenues for the six-month period were as follows:

	Six months ended March 31,
(Millions of dollars)	2020	2019	Total Change	Estimated FX Impact	FXN Change
Total Interventional Revenues	$2,002	$1,932	3.6%	(0.5)%	4.1%

Interventional segment income for the three and six-month periods is provided below.

	Three months ended March 31,		Six months ended March 31,
(Millions of dollars)	2020	2019	2020	2019
Interventional segment income	$213	$231	$455	$441

Segment income as % of Interventional revenues	21.5%	24.0%	22.7%	22.8%

The Interventional segment's income in the second quarter was driven by its performance with respect to gross profit margin and operating expenses as discussed in greater detail below:

•
Gross profit margin was lower in the second quarter of 2020 as compared with the second quarter of 2019 primarily due to the amortization of recently acquired intangible assets, which was partially offset by favorable product mix and favorable foreign currency translation.

•
Selling and administrative expense as a percentage of revenues in the second quarter of 2020 was lower compared with the prior-year period primarily due to lower expenses resulting from recently enacted cost containment measures.

•	Research and development expense as a percentage of revenues was lower in the second quarter of 2020 compared with the second quarter of 2019 primarily due to the timing of project spending.

•	The Interventional segment's lower income in the second quarter of 2020 additionally reflected the expiration in 2019 of a royalty income stream acquired in the C.R. Bard, Inc. ("Bard") transaction.
Geographic Revenues
BD’s worldwide second quarter revenues by geography were as follows:

	Three months ended March 31,
(Millions of dollars)	2020	2019	Total Change	Estimated FX Impact	FXN Change
United States	$2,415	$2,341	3.2%	—%	3.2%
International	1,839	1,854	(0.8)%	(2.3)%	1.5%
Total Revenues	$4,253	$4,195	1.4%	(1.0)%	2.4%
U.S. revenue growth in the second quarter of 2020 was largely attributable to sales in the Life Sciences segment's Integrated Diagnostic Solutions unit and sales in the Medical segment's Medication Delivery Solutions unit. Second quarter U.S. revenue growth was unfavorably impacted by results in the Medical segment's Medication Management Solutions unit, as further discussed above.
Second quarter international revenue growth was particularly driven by sales in the Medical segment's Pharmaceutical Systems unit and sales in the Life Sciences segment's Integrated Diagnostic Solutions unit. International revenue growth in the second quarter of 2020 was unfavorably impacted by revenue declines in China for the Medical segment's Medication Delivery Solutions unit, as further discussed above.
Emerging market revenues for the second quarter were $568 million, compared with $637 million in the prior year’s quarter. Emerging market revenues in the current-year period included an estimated $19 million unfavorable impact due to foreign currency translation. Second quarter revenues in emerging markets were unfavorably impacted by a decline in healthcare utilization in China as a result of the COVID-19 pandemic. As previously discussed above, revenues in our Medication Delivery Solutions unit were unfavorably impacted by a new volume-based procurement process which has been adopted by several of China's provinces. To date, the impact of these procurement initiatives to our revenues in China has been limited to our Medication Delivery Solutions unit.

Specified Items
Reflected in the financial results for the three and six-month periods of fiscal years 2020 and 2019 were the following specified items:

	Three months ended March 31,		Six months ended March 31,
(Millions of dollars)	2020	2019	2020	2019
Integration costs (a)	$57	$70	$119	$143
Restructuring costs (a)	18	31	41	72
Transaction costs	—	1	—	2
Purchase accounting adjustments (b)	340	379	688	757
Transaction gain/loss and product-related matters (c)	199	396	258	61
European regulatory initiative-related costs (d)	27	10	44	15
Investment gains/losses and asset impairments (e)	40	—	41	—
Impacts of debt extinguishment	—	1	—	1
Total specified items	680	888	1,191	1,051
Less: tax impact of specified items and tax reform (f)	124	160	146	143
After-tax impact of specified items	$557	$729	$1,045	$908

(a)	Represents integration and restructuring costs which are primarily recorded in Acquisitions and other restructurings and are further discussed below.

(b)
Includes amortization and other adjustments related to the purchase accounting for acquisitions impacting identified intangible assets and valuation of fixed assets and debt. BD’s amortization expense is primarily recorded in Cost of products sold.

(c)
The amounts in the three and six-month periods of fiscal year 2020 included a $199 million charge recognized by the Medical segment in Cost of products sold to record a probable estimate of future costs associated with incremental remediation efforts, as further discussed below. The amount in the six-month period of fiscal year 2020 additionally included a $59 million charge recognized in the first quarter by the Medical segment in Cost of products sold to record estimated remediation costs. The amounts in the prior-year periods included a charge relating to certain product liability matters and the estimated cost of a product recall, as noted above in the discussion regarding the Medical segment's income. These amounts were recorded to Other operating expense, net. The amount in the prior-year six-month period also included the pre-tax gain recognized in Other operating expense, net on BD's sale of its Advanced Bioprocessing business.

(d)
Represents initial costs required to develop processes and systems to comply with emerging regulations such as the European Union Medical Device Regulation ("EUMDR") and General Data Protection Regulation ("GDPR"). These costs were recorded in Cost of products sold and Research and development expense.

(e)	The amounts in 2020 primarily represented a charge of $39 million recorded in Cost of products sold to write down the carrying value of certain intangible assets in the Biosciences unit.

(f)	The amount in the six-month period of fiscal year 2019 included additional tax expense, net, of $20 million relating to new U.S. tax legislation, as further discussed below.
Gross Profit Margin
Gross profit margin for the three and six-month periods of fiscal year 2020 compared with the prior-year periods in fiscal year 2019 reflected the following impacts:

	Three-month period	Six-month period
March 31, 2019 gross profit margin %	47.1%	47.2%
Impact of purchase accounting adjustments and other specified items	(5.7)%	(3.3)%
Operating performance	(1.1)%	(0.3)%
Foreign currency translation	0.5%	0.2%
March 31, 2020 gross profit margin %	40.8%	43.8%

The impacts of purchase accounting adjustments and other specified items include the following:

•
The impacts in the three and six-month periods include a charge of $199 million to record a probable estimate of future costs within the Medication Management Solutions unit associated with incremental remediation efforts related to AlarisTM infusion pumps.  Based on the course of our remediation efforts, it is possible that this estimate could increase over time.  Any remediation actions will continue to be guided by our proactive commitment to patient safety and we will work closely with our customers to minimize the disruption of patient care.

•	The impacts in the three and six-month periods also include a $39 million charge to write down the carrying value of certain intangible assets in the Biosciences unit.

•
The impact in the six-month period additionally includes a $59 million charge recognized in the first quarter by the Medical segment to record estimated product remediation costs related to the AlarisTM infusion pumps.

Operating performance for the three-month and six-month periods primarily reflected unfavorable product mix, some of which was attributable to the COVID-19 pandemic, and increased tariffs, partially offset by lower manufacturing costs resulting from continuous operations improvement projects and synergy initiatives. For the remainder of fiscal year 2020, the COVID-19 pandemic will place pressure on our gross margin due to declines in sales of products with higher gross margins.
Operating Expenses
A summary of operating expenses for the three and six-month periods of fiscal years 2020 and 2019 is as follows:

	Three months ended March 31,		Increase (decrease) in basis points	Six months ended March 31,		Increase (decrease) in basis points
	2020	2019		2020	2019
(Millions of dollars)
Selling and administrative expense	$1,025	$1,089		$2,146	$2,161
% of revenues	24.1%	25.9%	(180)	25.3%	25.9%	(60)

Research and development expense	$264	$252		$535	$510
% of revenues	6.2%	6.0%	20	6.3%	6.1%	20

Acquisitions and other restructurings	$75	$101		$161	$191

Other operating expense, net	$—	$396		$—	$61
Selling and administrative expense
The decreases in selling and administrative expense as a percentage of revenues in the current three and six-month periods compared with the prior-year periods primarily reflected a decrease in the deferred compensation plan liability due to market performance. The losses on investment assets result in a favorable impact on expense recorded in Selling and administrative expense. Selling and administrative expense as a percentage of revenues in the current-year periods was unfavorably impacted by higher shipping costs. Selling and administrative expense as a percentage of revenues in the current-year periods also reflected our ongoing focus on disciplined spending and the achievement of cost synergies resulting from our acquisition of Bard, as well as a favorable impact from the cost containment measures we have enacted to mitigate the impact of the COVID-19 pandemic on our results of operations.
Research and development expense
Research and development expense as a percentage of revenues in the three and six-month periods was higher compared with the prior-year periods primarily due to higher costs incurred to achieve compliance with emerging regulations, as further discussed above. Spending in both the current and prior-year periods reflected our continued commitment to drive innovation with new products and platforms.
Acquisitions and other restructurings
Costs relating to acquisitions and other restructurings in the three and six-month periods of 2020 and 2019 largely represented integration and restructuring costs incurred due to our acquisition of Bard in the first quarter of fiscal year 2018. For further disclosures regarding restructuring costs, refer to Note 10 in the Notes to Condensed Consolidated Financial Statements.

Other operating expense, net
Other operating expense in the prior-year periods included a charge of approximately $331 million relating to certain product liability matters as further discussed in Note 5 in the Notes to Condensed Consolidated Financial Statements. The amounts in the period-year periods also included the estimated costs of $65 million relating to a product recall, as noted above in the discussion regarding the Medical segment's income. The amount in the prior-year six-month period additionally included the pre-tax gain of $335 million recognized on BD's sale of its Advanced Bioprocessing business in the first quarter of fiscal year 2019.
Nonoperating Income
Net interest expense
The components for the three and six-month periods of fiscal years 2020 and 2019 were as follows:

	Three months ended March 31,		Six months ended March 31,
(Millions of dollars)	2020	2019	2020	2019
Interest expense	$(134)	$(171)	$(270)	$(342)
Interest income, net	2	18	3	6
Net interest expense	$(132)	$(153)	$(267)	$(336)
Lower interest expense in the current year's three and six-month periods compared with the prior-year periods primarily reflected debt repayments during fiscal year 2019, as well as lower overall interest rates on debt outstanding during the current-year periods as a result of fiscal year 2019 refinancing activities.
Income Taxes
The income tax rates for the three and six-month periods of fiscal years 2020 and 2019 are provided below.

	Three months ended March 31,		Six months ended March 31,
	2020	2019	2020	2019
Effective income tax rate	8.5%	(540.4)%	22.5%	13.7%

Impact, in basis points, from specified items and tax reform	(750)	(55,640)	680	10
The effective income tax rates for the three and six-month periods of fiscal year 2020 reflected tax impacts from specified items that were less favorable compared with the benefits associated with specified items recognized in the prior-year periods. The effective income tax rate for the six-month period of fiscal year 2019 reflected the recognition of additional tax expense of $20 million as a result of U.S. tax legislation that was enacted in December 2017. The effective income tax rate for the six-month period of fiscal year 2019 was favorably impacted by the timing of certain discrete items.
Net Income and Diluted Earnings per Share
Net Income and Diluted Earnings per Share for the three and six-month periods of fiscal years 2020 and 2019 were as follows:

	Three months ended March 31,		Six months ended March 31,
	2020	2019	2020	2019
Net Income (Millions of dollars)	$183	$20	$461	$619
Diluted Earnings (Loss) per Share	$0.53	$(0.07)	$1.40	$1.98

Unfavorable impact-specified items	$(2.02)	$(2.70)	$(3.80)	$(3.31)
Dilutive impact of BD shares	$—	$0.04	$—	$—
Favorable (unfavorable) impact-foreign currency translation	$0.01		$(0.03)

The dilutive impact for the three-month period of fiscal year 2019 represented the impact of share equivalents associated with share-based plans that were excluded from the reported diluted shares outstanding calculation because the result would have been antidilutive.

Liquidity and Capital Resources
The following table summarizes our condensed consolidated statements of cash flows:

	Six months ended March 31,
(Millions of dollars)	2020	2019
Net cash provided by (used for)
Operating activities	$1,196	$1,027
Investing activities	$(542)	$30
Financing activities	$1,210	$(1,532)
Net Cash Flows from Operating Activities
Cash flows from operating activities in the first six months of fiscal year 2020 reflected net income, adjusted by a change in operating assets and liabilities that was a net use of cash. This net use of cash primarily reflected higher levels of inventory and lower levels of accounts payable and accrued expenses, partially offset by lower levels of trade receivables and prepaid expenses.

Cash flows from operating activities in the first six months of fiscal year 2019 reflected net income, adjusted by a change in operating assets and liabilities that was a net use of cash. Cash flows from operating activities in the prior-year period additionally reflected $200 million of discretionary cash contributions to fund our pension obligation.
Net Cash Flows from Investing Activities
Our investments in capital expenditures are focused on projects that enhance our cost structure and manufacturing capabilities, and support our strategy of geographic expansion with select investments in growing markets.  As part of the cost containment measures we have enacted in response to the COVID-19 pandemic, we are currently prioritizing spending for only our most critical capital projects. Net outflows from investing activities in the first six months of fiscal year 2020 included capital expenditure-related outflows of $395 million, compared with $362 million in the prior-year period. Net cash flows from investing activities in the first six months of fiscal year 2019 also included proceeds $477 million from our sale of a business during the period, as further discussed above.
Net Cash Flows from Financing Activities
Net cash from financing activities in the first six months of fiscal years 2020 and 2019 included the following significant cash flows:

	Six months ended March 31,
(Millions of dollars)	2020	2019
Cash inflow (outflow)
Change in credit facility borrowings	$210	$—
Proceeds from long-term debt and term loans	$1,900	$—
Payments of debt and term loans	$(305)	$(905)
Dividends paid	$(505)	$(491)

Certain measures relating to our total debt were as follows:

(Millions of dollars)	March 31, 2020	September 30, 2019
Total debt	$21,167	$19,390

Short-term debt as a percentage of total debt	20.6%	6.8%
Weighted average cost of total debt	2.7%	2.9%
Total debt as a percentage of total capital*	48.1%	45.6%
*    Represents shareholders’ equity, net non-current deferred income tax liabilities, and debt.
The increase in the ratio of short-term debt as a percentage of total debt at March 31, 2020 was primarily driven by our reclassification of certain notes from long-term to short-term and by borrowings under a term loan agreement which is further discussed below.
Cash and Short-term Investments
At March 31, 2020, total worldwide cash and short-term investments, including restricted cash, were approximately $2.445 billion, which were primarily held in the United States.
Financing Facilities
While we deemed our liquidity sufficient to fund our operations and meet our obligations prior to taking these actions, BD has taken steps as a precautionary measure to preserve our financial flexibility in light of the uncertainty in the global markets resulting from the COVID-19 pandemic. We have a five-year senior unsecured revolving credit facility in place which will expire in December 2022. The facility agreement includes a provision that enabled BD, subject to additional commitments made by the lenders, to access up to an additional $500 million in financing through the facility for a maximum aggregate commitment of $2.75 billion. In April 2020, we entered into a supplement to the facility agreement which increased the revolving commitments available under the facility by $381 million. As such, borrowings provided for under the agreement increased from $2.25 billion to $2.63 billion. We are also able to issue up to $100 million in letters of credit under this revolving credit facility. We use proceeds from this facility to fund general corporate needs. Borrowings outstanding under the revolving credit facility at March 31, 2020 were $695 million.
The agreement for our revolving credit facility and the supplement entered into in April 2020 contained the following financial covenants. We were in compliance with these covenants as of March 31, 2020.

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
In March 2020, we entered into a 364-day $1.4 billion senior unsecured term loan facility and later in March 2020, we amended this agreement to increase the borrowing capacity available under the facility to $2.0 billion. Borrowings under the term loan facility will primarily be used to supplement our cash position.  Borrowings outstanding under the 364-day term loan facility were $1.9 billion at March 31, 2020. The agreement for our term loan facility and the amendment to the facility contained the following financial covenants. We were in compliance with these covenants as of March 31, 2020.

•	We are required to maintain an interest expense coverage ratio of not less than 4-to-1 as of the last day of any fiscal quarter.

•	We are required to have a leverage ratio of not greater than:

◦	5.25-to-1 from the effectiveness of the Term Loan Agreement until and including the last day of the fiscal quarter ending March 31, 2020;

◦	4.5-to-1 as of the last day of any fiscal quarter thereafter.
We also have informal lines of credit outside the United States. We may, from time to time, access the commercial paper market and/or sell certain trade receivable assets to third parties as we manage working capital over the normal course of our business activities. We had no commercial paper borrowings outstanding as of March 31, 2020. Additional disclosures regarding sales of trade receivable assets are provided in Note 13 in the Notes to Condensed Consolidated Financial Statements.
Access to Capital and Credit Ratings

Our corporate credit ratings with the rating agencies Moody's Investor Service and Fitch Ratings at March 31, 2020 were unchanged compared with our ratings at September 30, 2019. In March 2020, Standard & Poor's Ratings Services affirmed our September 30, 2019 ratings and revised the agency's outlook regarding the likely direction of these ratings from Stable to Negative.
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
To date, we have not experienced a significant increased risk of collectability of accounts receivables in general as a result of the COVID-19 pandemic. No assurances can be given that the risk of collectability will not increase in the future given the uncertainty around the duration of the pandemic and its economic impact.
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
As previously reported, our AlarisTM infusion pump organizational unit is operating under an amended consent decree entered into by CareFusion that includes all infusion pumps manufactured by or for CareFusion 303, Inc., the organizational unit that manufactures and sells AlarisTM infusion pumps in the United States.  Following an inspection that began in March 2020 of our Medication Management Systems facility (CareFusion 303, Inc.) in San Diego, California, the FDA issued to BD a Form 483 Notice that contains a number of observations of non-conformance.  BD has provided the FDA with its response to the Form 483 and has begun to implement certain corrective actions to address the observations. However, the FDA’s review of the items raised in the Form 483 remains ongoing and no assurances can be given regarding further action by the FDA as a result of the observations.

Cautionary Statement Regarding Forward-Looking Statements
This report includes forward-looking statements within the meaning of the federal securities laws. BD and its representatives may also, from time to time, make certain forward-looking statements in publicly released materials, both written and oral, including statements contained in filings with the Securities and Exchange Commission, press releases, and our reports to shareholders. Forward-looking statements may be identified by the use of words such as “plan,” “expect,” “believe,” “intend,” “will,”, “may”, “anticipate,” “estimate” and other words of similar meaning in conjunction with, among other things, discussions of future operations and financial performance (including volume growth, pricing, sales and earnings per share growth, and cash flows) and statements regarding our strategy for growth, future product development, regulatory approvals, competitive position and expenditures. All statements that address our future operating performance or events or developments that we expect or anticipate will occur in the future are forward-looking statements.
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
The following are some important factors that could cause our actual results to differ from our expectations in any forward-looking statements. For further discussion of certain of these factors, see Item 1A. Risk Factors in this report and in our 2019 Annual Report on Form 10-K.

•	Any negative impact of the COVID-19 pandemic on our business, including, without limitation, decreases in the demand for our products or disruptions to our operations and our supply chain.

•
The current weakness in the global economy and financial markets, which could increase the cost of operating our business, weaken demand for our products and services, negatively impact the prices we can charge for our products and services, or impair our ability to produce our products.

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

•
Cost containment efforts in the U.S. or in other countries in which we do business, such as alternative payment reform and increased use of competitive bidding and tenders, including, without limitation, any expansion of the volume-based procurement process in China.

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
Item 4.    Controls and Procedures
An evaluation was carried out by BD’s management, with the participation of BD’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of BD’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of March 31, 2020. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were, as of the end of the period covered by this report, effective and designed to ensure that material information relating to BD and its consolidated subsidiaries would be made known to them by others within these entities.
There were no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2020 identified in connection with the above-referenced evaluation that have materially affected, or are reasonably likely to materially affect, BD’s internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1.    Legal Proceedings
We are involved, both as a plaintiff and a defendant, in various legal proceedings which arise in the ordinary course of business, including product liability and environmental matters as set forth in our 2019 Annual Report on Form 10-K, and in Note 5 of the Notes to Condensed Consolidated Financial Statements in this report, which is incorporated herein by reference. Since December 31, 2019, there have been no material developments with respect to the legal proceedings in which we are involved, except as provided below.
Other Legal Matters
On February 27, 2020, a putative class action captioned Kabak v. Becton, Dickinson and Company, et al., Civ. No. 2:20-cv-02155 (SRC) (CLW), was filed in the U.S. District Court for the District of New Jersey against the Company and certain of its officers. The complaint, which purports to be brought on behalf of all persons (other than defendants) who purchased or otherwise acquired the Company's common stock from November 5, 2019 through February 5, 2020, asserts claims for purported violations of Sections 10 and 20 of the Securities Exchange Act of 1934 and SEC Rule 10b-5 promulgated thereunder, and seeks, among other things, damages and costs. The complaint alleges that defendants concealed material information regarding AlarisTM infusion pumps, including that (1) certain pumps exhibited software errors, (2) the Company was investing in remediation efforts as opposed to other enhancements and (3) the Company was thus reasonably likely to recall certain pumps and/or experience regulatory delays. These alleged omissions, the complaint asserts, rendered certain public statements about the Company’s business, operations and prospects false or misleading, causing investors to purchase stock at an inflated price. The Company believes these claims are without merit and intends to vigorously defend this action.
On April 27, 2020, three putative stockholders, including the named plaintiff in the Kabak complaint, filed motions to be appointed lead plaintiff and for their counsel to be appointed lead counsel pursuant to the Private Securities Litigation Reform Act of 1995. Those motions remain pending.

Item 1A.    Risk Factors
There were no material changes during the period covered by this report in the risk factors previously disclosed in Part I, Item 1A, of our 2019 Annual Report on Form 10-K, except as set forth below.

We are subject to risks associated with public health threats, including the ongoing COVID-19 pandemic.

We are subject to risks associated with public health threats, including the COVID-19 pandemic. The outbreak of COVID-19 and actions taken by governments and the private sector to slow the spread of the virus have resulted in a global economic slowdown, and have caused healthcare systems to divert resources to managing the pandemic. As a result, we have experienced significant reductions in the demand for certain of our products, particularly due to the decline in elective medical procedures, which negatively impacted our revenues in the second quarter of fiscal year 2020. As the pandemic continues, we expect to continue to experience weakened demand for these products as a result of the reduction in elective and non-essential procedures, lower utilization of routine testing and related specimen collection, reduced capital spend by customers and reduced demand from research laboratories. While we have seen increases in demand for certain product lines during the pandemic, this increased demand may not be sufficient to offset the revenue declines in other areas. We also expect pressure on our margins due to lost sales of products with gross margins that are higher than the company average. Safety measures taken by governments to slow the spread of the virus or determinations that our or our suppliers’ facilities are not essential businesses could also result in closures or other restrictions that significantly disrupt our operations or those of distributors or suppliers in our supply chain. In addition, while we undertook certain financing activities as a precautionary measure during this economic slowdown, no assurance can be given that we will be able to access capital markets in the future without incurring significant costs and expense. The scope and duration of the outbreak, the pace at which government restrictions will be lifted or whether additional actions may be taken to contain the virus, the speed and extent to which global markets and utilization rates for our products recover from the disruptions caused by the pandemic, and the impact of these factors on our business, will depend on future developments that are highly uncertain and cannot be predicted with confidence.
To the extent COVID-19 adversely affects our operations and global economic conditions more generally, it may also have the effect of heightening many of the other risks described in the "Risk Factors" section included in our 2019 Annual Report on Form 10-K for the year ended September 30, 2019.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
The table below sets forth certain information regarding our purchases of common stock of BD during the quarter ended March 31, 2020.
Issuer Purchases of Equity Securities

For the three months ended March 31, 2020	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
January 1 – 31, 2020	1,229	$279.21	—	7,857,742
February 1 – 29, 2020	376	256.87	—	7,857,742
March 1 – 31, 2020	—	—	—	7,857,742
Total	1,605	$273.98	—	7,857,742

(1)
Consists of 1,605 shares purchased during the quarter in open market transactions by the trust relating to BD’s Deferred Compensation and Retirement Benefit Restoration Plan and 1996 Directors’ Deferral Plan.

(2)	Represents shares available under a repurchase program authorized by the Board of Directors on September 24, 2013 for 10 million shares, for which there is no expiration date.

Item 3.    Defaults Upon Senior Securities
Not applicable.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
Not applicable.
Item 6.    Exhibits

10.1
364-Day Term Loan Agreement, dated as of March 20, 2020, among Becton, Dickinson and Company, the banks named therein and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.1 of the registrant's Current Report on Form 8-K filed on March 23, 2020).

10.2
First Amendment to 364-Day Term Loan Agreement and Joinder Agreement, dated as of March 27, 2020, among Becton, Dickinson and Company, the banks named therein and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.1 of the registrant's Current Report on Form 8-K filed on April 2, 2020).

10.3
Joinder Agreement, dated as of March 31, 2020, among Becton, Dickinson and Company, the bank named therein and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.2 of the registrant's Current Report on Form 8-K filed on April 2, 2020).

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
Dated: May 7, 2020

/s/ Christopher Reidy
Christopher Reidy
Executive Vice President, Chief Financial Officer and Chief Administrative Officer
(Principal Financial Officer)

/s/ Thomas J. Spoerel
Thomas J. Spoerel
Vice President, Controller and Chief Accounting Officer
(Principal Accounting Officer)