Form 10-Q
period 2020-06-30
BECTON DICKINSON & CO
filed 2020-08-06
CIK 10795

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 001-4802
Becton, Dickinson and Company
(Exact name of registrant as specified in its charter)

New Jersey				22-0760120
(State or other jurisdiction of incorporation or organization)				(I.R.S. Employer Identification No.)

1 Becton Drive,	Franklin Lakes,	New Jersey	07417-1880	(201)	847-6800
(Address of principal executive offices) (Zip Code)				(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common stock, par value $1.00	BDX	New York Stock Exchange
Depositary Shares, each representing a 1/20th interest in a share of 6.00% Mandatory Convertible Preferred Stock, Series B	BDXB	New York Stock Exchange
1.000% Notes due December 15, 2022	BDX22A	New York Stock Exchange
1.900% Notes due December 15, 2026	BDX26	New York Stock Exchange
1.401% Notes due May 24, 2023	BDX23A	New York Stock Exchange
3.020% Notes due May 24, 2025	BDX25	New York Stock Exchange
0.174% Notes due June 4, 2021	BDX/21	New York Stock Exchange
0.632% Notes due June 4, 2023	BDX/23A	New York Stock Exchange
1.208% Notes due June 4, 2026	BDX/26A	New York Stock Exchange
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
There were 289,868,551 shares of Common Stock, $1.00 par value, outstanding at June 30, 2020.

BECTON, DICKINSON AND COMPANY
FORM 10-Q
For the quarterly period ended June 30, 2020

ITEM 1. FINANCIAL STATEMENTS
BECTON, DICKINSON AND COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
Millions of dollars

	June 30, 2020	September 30, 2019
Assets	(Unaudited)
Current Assets:
Cash and equivalents	$2,882	$536
Restricted cash	82	54
Short-term investments	22	30
Trade receivables, net	1,993	2,345
Inventories:
Materials	627	544
Work in process	336	318
Finished products	1,983	1,717
	2,945	2,579
Prepaid expenses and other	903	1,119
Total Current Assets	8,827	6,664
Property, Plant and Equipment	11,660	11,128
Less allowances for depreciation and amortization	5,819	5,469
Property, Plant and Equipment, Net	5,841	5,659
Goodwill	23,549	23,376
Developed Technology, Net	10,356	11,054
Customer Relationships, Net	3,186	3,424
Other Intangibles, Net	567	500
Other Assets	1,632	1,088
Total Assets	$53,959	$51,765
Liabilities and Shareholders’ Equity
Current Liabilities:
Short-term debt	$1,630	$1,309
Payables, accrued expenses and other current liabilities	4,437	4,345
Total Current Liabilities	6,067	5,655
Long-Term Debt	17,090	18,081
Long-Term Employee Benefit Obligations	1,297	1,272
Deferred Income Taxes and Other Liabilities	5,483	5,676
Commitments and Contingencies (See Note 5)
Shareholders’ Equity
Preferred stock	2	2
Common stock	365	347
Capital in excess of par value	19,228	16,270
Retained earnings	12,916	12,913
Deferred compensation	23	23
Common stock in treasury - at cost	(6,145)	(6,190)
Accumulated other comprehensive loss	(2,367)	(2,283)
Total Shareholders’ Equity	24,022	21,081
Total Liabilities and Shareholders’ Equity	$53,959	$51,765
Amounts may not add due to rounding.
See notes to condensed consolidated financial statements

BECTON, DICKINSON AND COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Millions of dollars, except per share data
(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2020	2019	2020	2019
Revenues	$3,855	$4,350	$12,333	$12,706
Cost of products sold	2,195	2,276	6,962	6,684
Selling and administrative expense	980	1,076	3,126	3,238
Research and development expense	262	282	797	792
Acquisitions and other restructurings	74	90	235	281
Other operating (income) expense, net	(15)	—	(15)	61
Total Operating Costs and Expenses	3,497	3,725	11,104	11,056
Operating Income	358	626	1,229	1,649
Interest expense	(135)	(156)	(405)	(498)
Interest income	2	2	5	8
Other income (expense), net	23	(11)	12	19
Income Before Income Taxes	248	460	842	1,178
Income tax (benefit) provision	(38)	9	96	107
Net Income	286	451	746	1,071
Preferred stock dividends	(9)	(38)	(84)	(114)
Net income applicable to common shareholders	$277	$413	$662	$957

Basic Earnings per Share	$0.98	$1.53	$2.41	$3.55
Diluted Earnings per Share	$0.97	$1.51	$2.38	$3.49
Dividends per Common Share	$0.79	$0.77	$2.37	$2.31
Amounts may not add due to rounding.
See notes to condensed consolidated financial statements

BECTON, DICKINSON AND COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Millions of dollars
(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2020	2019	2020	2019
Net Income	$286	$451	$746	$1,071
Other Comprehensive Income (Loss), Net of Tax
Foreign currency translation adjustments	34	(68)	(66)	(27)
Defined benefit pension and postretirement plans	17	12	50	40
Cash flow hedges	2	(3)	(68)	(2)
Other Comprehensive Income (Loss), Net of Tax	53	(58)	(83)	12
Comprehensive Income	$338	$393	$663	$1,082
Amounts may not add due to rounding.
See notes to condensed consolidated financial statements

BECTON, DICKINSON AND COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Millions of dollars
(Unaudited)

	Nine Months Ended June 30,
	2020	2019
Operating Activities
Net income	$746	$1,071
Adjustments to net income to derive net cash provided by operating activities:
Depreciation and amortization	1,601	1,700
Share-based compensation	193	208
Deferred income taxes	(203)	(172)
Change in operating assets and liabilities	(248)	(661)
Pension obligation	77	(150)
Gain on sale of business	—	(336)
Product liability-related charge	—	331
Other, net	(107)	(32)
Net Cash Provided by Operating Activities	2,058	1,959
Investing Activities
Capital expenditures	(597)	(599)
Acquisitions of businesses, net of cash acquired	(139)	—
Proceeds from divestitures, net	—	477
Other, net	(169)	(178)
Net Cash Used for Investing Activities	(905)	(300)
Financing Activities
Change in credit facility borrowings	(485)	300
Proceeds from long-term debt and term loans	3,389	2,224
Payments of debt and term loans	(3,711)	(3,882)
Proceeds from issuance of equity securities	2,917	—
Dividends paid	(773)	(737)
Other, net	(106)	(204)
Net Cash Provided by (Used for) Financing Activities	1,230	(2,300)
Effect of exchange rate changes on cash and equivalents and restricted cash	(9)	(1)
Net increase (decrease) in cash and equivalents and restricted cash	2,374	(642)
Opening Cash and Equivalents and Restricted Cash	590	1,236
Closing Cash and Equivalents and Restricted Cash	$2,964	$594
Amounts may not add due to rounding.
See notes to condensed consolidated financial statements

BECTON, DICKINSON AND COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
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
In August 2018, the FASB issued a new accounting standard to align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal use software license). The Company early adopted this standard as of April 1, 2020 on a prospective basis. The adoption of this standard did not materially impact the Company's condensed consolidated financial statements.
New Accounting Principle Not Yet Adopted
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

Note 3 – Shareholders' Equity
Changes in certain components of shareholders' equity for the first three quarters of fiscal years 2020 and 2019 were as follows:

	Common Stock Issued at Par Value	Capital in Excess of Par Value	Retained Earnings	Deferred Compensation	Treasury Stock
(Millions of dollars)					Shares (in thousands)	Amount
Balance at September 30, 2019	$347	$16,270	$12,913	$23	(76,260)	$(6,190)
Net income	—	—	278	—	—	—
Common dividends ($0.79 per share)	—	—	(215)	—	—	—
Preferred dividends	—	—	(38)	—	—	—
Common stock issued for share-based compensation and other plans, net	—	(32)	—	1	758	(38)
Share-based compensation	—	82	—	—	—	—
Common stock held in trusts, net (a)	—	—	—	—	(12)	—
Balance at December 31, 2019	$347	$16,320	$12,938	$24	(75,514)	$(6,228)
Net income	—	—	183	—	—	—
Common dividends ($0.79 per share)	—	—	(215)	—	—	—
Preferred dividends	—	—	(38)	—	—	—
Common stock issued for share-based compensation and other plans, net	—	(91)	—	(1)	573	70
Share-based compensation	—	58	—	—	—	—
Common stock held in trusts, net (a)	—	—	—	—	30	—
Balance at March 31, 2020	$347	$16,288	$12,868	$23	(74,911)	$(6,158)
Net income	—	—	286	—	—	—
Common dividends ($0.79 per share)	—	—	(229)	—	—	—
Preferred dividends	—	—	(9)	—	—	—
Common stock issued for:
Preferred shares converted to common shares	12	(9)	—	—	—	—
Public equity offerings	6	2,909	—	—	—	—
Share-based compensation and other plans, net	—	(12)	—	—	127	13
Share-based compensation	—	52	—	—	—	—
Common stock held in trusts, net (a)	—	—	—	—	13	—
Balance at June 30, 2020	$365	$19,228	$12,916	$23	(74,771)	$(6,145)

	Common Stock Issued at Par Value	Capital in Excess of Par Value	Retained Earnings	Deferred Compensation	Treasury Stock
(Millions of dollars)					Shares (in thousands)	Amount
Balance at September 30, 2018	$347	$16,179	$12,596	$22	(78,463)	$(6,243)
Net income	—	—	599	—	—	—
Common dividends ($0.77 per share)	—	—	(207)	—	—	—
Preferred dividends	—	—	(38)	—	—	—
Common stock issued for share-based compensation and other plans, net	—	(97)	—	2	851	9
Share-based compensation	—	92	—	—	—	—
Common stock held in trusts, net (a)	—	—	—	—	(12)	—
Effect of change in accounting principles	—	—	68	—	—	—
Balance at December 31, 2018	$347	$16,174	$13,018	$24	(77,624)	$(6,235)
Net income	—	—	20	—	—	—
Common dividends ($0.77 per share)	—	—	(208)	—	—	—
Preferred dividends	—	—	(38)	—	—	—
Common stock issued for share-based compensation and other plans, net	—	(57)	(1)	(1)	618	42
Share-based compensation	—	60	—	—	—	—
Common stock held in trusts, net (a)	—	—	—	—	50	—
Balance at March 31, 2019	$347	$16,177	$12,792	$23	(76,955)	$(6,192)
Net income	—	—	451	—	—	—
Common dividends ($0.77 per share)	—	—	(208)	—	—	—
Preferred dividends	—	—	(38)	—	—	—
Common stock issued for share-based compensation and other plans, net	—	(6)	—	—	219	(8)
Share-based compensation	—	56	—	—	—	—
Common stock held in trusts, net (a)	—	—	—	—	4	—
Balance at June 30, 2019	$347	$16,227	$12,997	$23	(76,733)	$(6,201)
(a)Common stock held in trusts represents rabbi trusts in connection with deferred compensation under the Company’s employee salary and bonus deferral plan and directors’ deferral plan.
Common and Preferred Stock Conversions and Offerings
In accordance with their terms, the Company's 2.475 million mandatory convertible preferred shares that were issued in May 2017 in connection with the Company's acquisition of C.R. Bard, Inc. ("Bard") were converted into 11.703 million shares of BD common stock on the mandatory conversion date of May 1, 2020.
Also, in May 2020, the Company completed registered public offerings of equity securities including:
•6.250 million shares of the Company's common stock for net proceeds of $1.459 billion (gross proceeds of $1.500 billion).
•1.500 million shares of the Company's mandatory convertible preferred stock (ownership is held in the form of depositary shares, each representing a 1/20th interest in a share of preferred stock) for net proceeds of $1.459 billion (gross proceeds of $1.500 billion). If and when declared, dividends on the mandatory convertible preferred stock will be payable on a cumulative basis at an annual rate of 6.00% on the liquidation preference of $1,000 per preferred share ($50 per depositary share). The shares of preferred stock are convertible to a minimum of 5.2 million and up to a maximum of 6.2 million shares of Company common stock at an exchange ratio, based on the market price of the Company’s common stock at the date of conversion, and no later than the mandatory conversion date of June 1, 2023.
The Company will use the net proceeds from these offerings for general corporate purposes, which may include funding for the Company's growth strategy through organic investments and acquisitions, working capital, capital expenditures and repayment of outstanding indebtedness.

The components and changes of Accumulated other comprehensive income (loss) for the first three quarters of fiscal years 2020 and 2019 were as follows:

(Millions of dollars)	Total	Foreign Currency Translation	Benefit Plans	Cash Flow Hedges
Balance at September 30, 2019	$(2,283)	$(1,256)	$(1,005)	$(23)
Other comprehensive income before reclassifications, net of taxes	63	26	—	37
Amounts reclassified into income, net of taxes	19	—	17	2
Balance at December 31, 2019	$(2,202)	$(1,230)	$(988)	$16
Other comprehensive loss before reclassifications, net of taxes	(237)	(125)	—	(111)
Amounts reclassified into income, net of taxes	19	—	17	2
Balance at March 31, 2020	$(2,419)	$(1,355)	$(971)	$(93)
Other comprehensive income before reclassifications, net of taxes	34	34	—	—
Amounts reclassified into income, net of taxes	19	—	17	2
Balance at June 30, 2020	$(2,367)	$(1,321)	$(955)	$(91)

(Millions of dollars)	Total	Foreign Currency Translation	Benefit Plans	Cash Flow Hedges
Balance at September 30, 2018	$(1,909)	$(1,162)	$(729)	$(17)
Other comprehensive (loss) income before reclassifications, net of taxes	(32)	(35)	3	(1)
Amounts reclassified into income, net of taxes	14	—	13	1
Balance at December 31, 2018	$(1,927)	$(1,197)	$(714)	$(16)
Other comprehensive income (loss) before reclassifications, net of taxes	74	76	—	(2)
Amounts reclassified into income, net of taxes	14	—	13	1
Balance at March 31, 2019	$(1,839)	$(1,121)	$(701)	$(17)
Other comprehensive loss before reclassifications, net of taxes	(68)	(68)	—	—
Amounts reclassified into income, net of taxes	10	—	12	(2)
Balance at June 30, 2019	$(1,897)	$(1,189)	$(689)	$(19)
The amounts of foreign currency translation recognized in other comprehensive income during the three and nine months ended June 30, 2020 and 2019 included net (losses) gains relating to net investment hedges. The amounts recognized in other comprehensive income relating to cash flow hedges during the nine months ended June 30, 2020 related to forward starting interest rate swaps. Additional disclosures regarding the Company's derivatives are provided in Note 12.

Note 4 – Earnings per Share
The weighted average common shares used in the computations of basic and diluted earnings per share (shares in thousands) were as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2020	2019	2020	2019
Average common shares outstanding	282,385	270,249	275,152	269,719
Dilutive share equivalents from share-based plans	2,763	4,087	3,411	4,791
Average common and common equivalent shares outstanding – assuming dilution	285,148	274,336	278,563	274,510

Share equivalents excluded from the diluted shares outstanding calculation because the result would have been antidilutive:
Mandatory convertible preferred stock	6,328	11,685	9,918	11,685
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
Hernia Product Claims
As of June 30, 2020, the Company is defending approximately 19,265 product liability claims involving the Company’s line of hernia repair devices (collectively, the “Hernia Product Claims”). The majority of those claims are currently pending in a coordinated proceeding in Rhode Island State Court, but claims are also pending in other state and/or federal court jurisdictions. In addition, those claims include multiple putative class actions in Canada. Generally, the Hernia Product Claims seek damages for personal injury allegedly resulting from use of the products. From time to time, the Company engages in resolution discussions with plaintiffs’ law firms regarding certain of the Hernia Product Claims, but the Company also intends to vigorously defend Hernia Product Claims that do not settle, including through litigation. The Company expects additional trials of Hernia Product Claims to take place over the next 12 months. In August 2018, a hernia multi-district litigation (“MDL”) was ordered to be established in the Southern District of Ohio. Trials are scheduled throughout fiscal year 2021 in various state and/or federal courts, with the first trial currently scheduled for October 2020 in Rhode Island. A second trial is currently scheduled for January 2021 in the MDL. The Company cannot give any assurances that the resolution of the Hernia Product Claims that have not settled, including asserted and unasserted claims and the putative class action lawsuits, will not have a material adverse effect on the Company’s business, results of operations, financial condition and/or liquidity.
Women’s Health Product Claims
As of June 30, 2020, the Company is defending approximately 575 product liability claims involving the Company’s line of pelvic mesh devices. The majority of those claims are currently pending in various federal court jurisdictions, and a coordinated proceeding in New Jersey State Court, but claims are also pending in other state court jurisdictions. In addition, those claims include putative class actions filed in the United States. Not included in the figures above are approximately 990 filed and unfiled claims that have been asserted or threatened against the Company but lack sufficient information to determine whether a pelvic mesh device of the Company is actually at issue.
The claims identified above also include products manufactured by both the Company and two subsidiaries of Medtronic plc (as successor in interest to Covidien plc) (“Medtronic”), each a supplier of the Company. Medtronic has an obligation to defend and indemnify the Company with respect to any product defect liability relating to products its subsidiaries had manufactured. In July 2015, the Company reached an agreement with Medtronic in which Medtronic agreed to take responsibility for pursuing settlement of certain of the Women’s Health Product Claims that relate to products distributed by the Company under supply agreements with Medtronic. In June 2017, the Company amended the agreement with Medtronic to transfer responsibility for settlement of additional Women’s Health Product Claims to Medtronic on terms similar to the July 2015 agreement, including with respect to the obligation to make payments to Medtronic towards these potential settlements. As of June 30, 2020, the Company has paid Medtronic $141 million towards these potential settlements. The Company also may, in its sole discretion, transfer responsibility for settlement of additional Women’s Health Product Claims to Medtronic on similar terms. The agreements do not resolve the dispute between the Company and Medtronic with respect to Women’s Health Product Claims that do not settle, if any. The foregoing lawsuits, unfiled claims, putative class actions, and other claims, together with claims that have settled or are the subject of agreements or agreements in principle to settle, are referred to collectively as the “Women’s Health Product Claims.” The Women’s Health Product Claims generally seek damages for personal injury allegedly resulting from use of the products.
As of June 30, 2020, the Company has reached agreements or agreements in principle with various plaintiffs’ law firms to settle their respective inventories of cases totaling approximately 15,225 of the Women’s Health Product Claims. The Company believes that these Women’s Health Product Claims are not the subject of Medtronic’s indemnification obligation. These settlement agreements and agreements in principle include unfiled and previously unknown claims held by various plaintiffs’ law firms, which are not included in the approximate number of lawsuits set forth in the first paragraph of this section. Each agreement is subject to certain conditions, including requirements for participation in the proposed settlements by a certain minimum number of plaintiffs. The Company continues to engage in discussions with other plaintiffs’ law firms regarding potential resolution of unsettled Women’s Health Product Claims, which may include additional inventory settlements.
Starting in 2014 in the MDL, the court entered certain pre-trial orders requiring trial work up and remand of a significant number of Women’s Health Product Claims, including an order entered in the MDL on January 30, 2018, that requires the work up and remand of all remaining unsettled cases (the “WHP Pre-Trial Orders”). The WHP Pre-Trial Orders may result in material additional costs or trial verdicts in future periods in defending Women’s Health Product Claims. Trials are anticipated throughout 2021 in state and federal courts. A trial in the New Jersey coordinated proceeding began in March 2018, and in April 2018 a jury entered a verdict against the Company in the total amount of $68 million ($33 million compensatory; $35 million punitive). The Company is in the process of appealing that verdict. The Company expects additional trials of Women’s Health Product Claims to take place over the next 12 months, which may potentially include consolidated trials.
During the course of engaging in settlement discussions with plaintiffs’ law firms, the Company has learned, and may in future periods learn, additional information regarding these and other unfiled claims, or other lawsuits, which could materially impact the Company’s estimate of the number of claims or lawsuits against the Company.
Filter Product Claims
As of June 30, 2020, the Company is defending approximately 2,165 product liability claims involving the Company’s line of inferior vena cava filters (collectively, the “Filter Product Claims”). The majority of those claims were previously pending in an MDL in the United States District Court for the District of Arizona, but those MDL claims either have been, or are in the process of being, remanded to various federal jurisdictions. Filter Product Claims are also pending in various state court jurisdictions, including a coordinated proceeding in Arizona State Court. In addition, those claims include putative class actions filed in the United States and Canada. The Filter Product Claims generally seek damages for personal injury allegedly resulting from use of the products. The Company has limited information regarding the nature and quantity of certain of the Filter Product Claims. The Company continues to receive claims and lawsuits and may in future periods learn additional information regarding other unfiled or unknown claims, or other lawsuits, which could materially impact the Company’s estimate of the number of claims or lawsuits against the Company. On May 31, 2019, the MDL Court ceased accepting direct filings or transfers into the Filter Product Claims MDL and, as noted above, remands for non-settled cases have begun and are expected to continue over the next three months. Federal and state court trials are scheduled throughout 2020. As of June 30, 2020, the Company entered into settlement agreements and/or settlement agreements in principle for approximately 7,495 cases. On March 30, 2018, a jury in the first MDL trial found the Company liable for negligent failure to warn and entered a verdict in favor of plaintiffs. The jury found the Company was not liable for (a) strict liability design defect; (b) strict liability failure to warn; and (c) negligent design. The Company has appealed that verdict. On June 1, 2018, a jury in the second MDL trial unanimously found in favor of the Company on all claims. On August 17, 2018, the Court entered summary judgment in favor of the Company on all claims in the third MDL trial. On October 5, 2018, a jury in the fourth MDL trial unanimously found in favor of the Company on all claims. The Company expects additional trials of Filter Product Claims may take place over the next 12 months.
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
Litigation Accruals
The Company regularly monitors and evaluates the status of product liability and other legal matters, and may, from time-to-time, engage in settlement and mediation discussions taking into consideration developments in the matters and the risks and uncertainties surrounding litigation. These discussions could result in settlements of one or more of these claims at any time.
In the second and fourth quarters of fiscal year 2019, the Company recorded pre-tax charges to Other operating (income) expense, net, of approximately $331 million and $582 million, respectively, related to certain of the product liability matters discussed above under the heading “Product Liability Matters,” including the related legal defense costs. The Company recorded these charges based on additional information obtained during the second and fourth quarters of fiscal year 2019.
Accruals for the Company's product liability claims which are discussed above, as well as the related legal defense costs, amounted to approximately $2.2 billion at June 30, 2020 and $2.5 billion at September 30, 2019. These accruals, which are generally long-term in nature, are largely recorded within Deferred Income Taxes and Other Liabilities on the Company's condensed consolidated balance sheets. As of June 30, 2020 and September 30, 2019, the Company had $81 million and $53 million, respectively, in qualified settlement funds (“QSFs”), subject to certain settlement conditions, for certain product liability matters. Payments to QSFs are recorded as a component of Restricted cash. The Company's expected recoveries related to product liability claims and related legal defense costs were approximately $117 million and $150 million at June 30, 2020 and September 30, 2019, respectively. A substantial amount of these expected recoveries at June 30, 2020 and September 30, 2019 related to the Company’s agreements with Medtronic related to certain Women’s Health Product Claims. The expected recoveries at June 30, 2020 related to the indemnification obligation are not in dispute with respect to claims that Medtronic settles pursuant to the agreements.
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
Remaining Performance Obligations
The Company's obligations relative to service contracts and pending installations of equipment, primarily in the Company's Medication Management Solutions unit, represent unsatisfied performance obligations of the Company. The revenues under existing contracts with original expected durations of more than one year, which are attributable to products and/or services that have not yet been installed or provided are estimated to be approximately $1.6 billion at June 30, 2020. The Company expects to recognize the majority of this revenue over the next three years.
Within the Company's Medication Management Solutions, Medication Delivery Solutions, Integrated Diagnostic Solutions, and Biosciences units, some contracts also contain minimum purchase commitments of reagents or other consumables and the future sales of these consumables represent additional unsatisfied performance obligations of the Company. The revenue attributable to the unsatisfied minimum purchase commitment-related performance obligations, for contracts with original expected durations of more than one year, is estimated to be approximately $2.6 billion at June 30, 2020.  This revenue will be recognized over the customer relationship period.
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

	Three Months Ended June 30,
(Millions of dollars)	2020			2019
	United States	International	Total	United States	International	Total
Medical
Medication Delivery Solutions (a)	$412	$369	$781	$521	$460	$981
Medication Management Solutions (a)	500	177	677	532	129	661
Diabetes Care	136	123	260	139	136	275
Pharmaceutical Systems	113	291	403	108	286	394
Total segment revenues	$1,161	$960	$2,122	$1,299	$1,011	$2,311

Life Sciences
Integrated Diagnostic Solutions
Preanalytical Systems	$160	$152	$312	$203	$204	$407
Diagnostic Systems	184	218	402	155	212	368
Total Integrated Diagnostic Solutions	344	370	714	358	416	774
Biosciences	93	145	237	117	167	284
Total segment revenues	$436	$515	$951	$475	$583	$1,058

Interventional
Surgery (b)	$154	$43	$197	$242	$67	$309
Peripheral Intervention (b)	174	143	318	228	169	396
Urology and Critical Care (b)	194	74	268	196	80	276
Total segment revenues	$522	$260	$782	$666	$316	$981

Total Company revenues	$2,119	$1,735	$3,855	$2,440	$1,910	$4,350
(a)Prior-period amounts reflect the reclassification of U.S. revenues of $3 million associated with the movement, effective on October 1, 2019, of certain products from the Medication Delivery Solutions unit to the Medication Management Solutions unit.
(b)Prior-period amounts reflect the total reclassifications of $33 million of U.S. revenues and $13 million of international revenues associated with the movement, effective on October 1, 2019, of certain products from the Surgery unit and the Urology and Critical Care unit to the Peripheral Intervention unit.

	Nine Months Ended June 30,
(Millions of dollars)	2020			2019
	United States	International	Total	United States	International	Total
Medical
Medication Delivery Solutions (a)	$1,450	$1,183	$2,634	$1,521	$1,344	$2,865
Medication Management Solutions (a)	1,412	408	1,820	1,538	365	1,903
Diabetes Care	417	389	806	421	397	819
Pharmaceutical Systems	287	815	1,102	269	771	1,040
Total segment revenues	$3,566	$2,797	$6,362	$3,750	$2,877	$6,626

Life Sciences
Integrated Diagnostic Solutions
Preanalytical Systems	$569	$541	$1,110	$574	$591	$1,165
Diagnostic Systems	574	663	1,238	510	628	1,138
Total Integrated Diagnostic Solutions	1,143	1,204	2,347	1,084	1,219	2,303
Biosciences	353	487	840	345	517	862
Total segment revenues	$1,496	$1,691	$3,187	$1,430	$1,736	$3,166

Interventional
Surgery (b)	$659	$176	$835	$730	$197	$927
Peripheral Intervention (b)	641	471	1,112	675	490	1,165
Urology and Critical Care (b)	603	235	837	583	238	821
Total segment revenues	$1,903	$881	$2,784	$1,989	$925	$2,914

Total Company revenues	$6,964	$5,369	$12,333	$7,168	$5,538	$12,706
(a)Prior-period amounts reflect the reclassification of U.S. revenues of $7 million associated with the movement, effective on October 1, 2019, of certain products from the Medication Delivery Solutions unit to the Medication Management Solutions unit.
(b)Prior-period amounts reflect the total reclassifications of $96 million of U.S. revenues and $41 million of international revenues associated with the movement, effective on October 1, 2019, of certain products from the Surgery unit and the Urology and Critical Care unit to the Peripheral Intervention unit.
Segment income for the three and nine-month periods was as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
(Millions of dollars)	2020	2019	2020	2019
Income Before Income Taxes
Medical (a) (b)	$646	$744	$1,653	$2,008
Life Sciences (c)	214	304	860	902
Interventional (d)	100	183	556	623
Total Segment Operating Income	960	1,230	3,069	3,533
Acquisitions and other restructurings	(74)	(90)	(235)	(281)
Net interest expense	(133)	(154)	(400)	(490)
Other unallocated items (e)	(506)	(526)	(1,593)	(1,584)
Total Income Before Income Taxes	$248	$460	$842	$1,178
(a)The amounts for the three and nine months ended June 30, 2020 included the probable estimate, including changes in estimate, of future costs within the Medication Management Solutions unit associated with remediation efforts for AlarisTM infusion pumps of $(18) million and $240 million, respectively, which were recorded to Cost of products sold. Based on the course of remediation efforts, it is possible that the estimate of future costs could change over time.

Additionally, amounts for the three and nine months ended June 30, 2020 included costs related to another product matter of $8 million which were recorded in Other income (expense), net.
(b)The amount for the nine-month period in 2019 included $65 million of estimated remediation costs recorded to Other operating (income) expense, net relating to a recall of a product component, which generally pre-dated the Company's acquisition of CareFusion in fiscal year 2015, within the Medication Management Solutions unit's infusion systems platform.
(c)The amount for the nine-month period in 2020 includes a charge of $39 million recorded to Cost of products sold to write down the carrying value of certain intangible assets in the Biosciences unit.
(d)The amounts for the three and nine-month periods in 2019 included a charge recorded to Research and development expense to write down the carrying value of certain intangible assets in the Surgery unit.
(e)Primarily comprised of foreign exchange, certain general and administrative expenses and share-based compensation expense. The amount for the nine-month period in 2019 included a pre-tax charge of $331 million related to certain product liability matters, which is further discussed in Note 5, and also included the pre-tax gain recognized on the Company's sale of its Advanced Bioprocessing business of approximately $336 million, which is further discussed in Note 9.
Note 8 – Benefit Plans
The Company has defined benefit pension plans covering certain employees in the United States and certain international locations. The measurement date used for these plans is September 30.
Net pension cost included the following components for the three and nine months ended June 30:

	Three Months Ended June 30,		Nine Months Ended June 30,
(Millions of dollars)	2020	2019	2020	2019
Service cost	$37	$33	$116	$101
Interest cost	21	26	64	80
Expected return on plan assets	(46)	(44)	(143)	(135)
Amortization of prior service credit	(3)	(3)	(10)	(10)
Amortization of loss	24	19	74	58
Settlements	2	—	2	—
Net pension cost	$35	$30	$103	$93
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
Note 9 – Divestiture
In October 2018, the Company completed the sale of its Life Sciences segment's Advanced Bioprocessing business. The Company recognized a pre-tax gain on the sale of approximately $336 million which was recorded as a component of Other operating (income) expense, net in the nine months ended June 30, 2019.

Note 10 – Business Restructuring Charges
The Company incurred restructuring costs during the nine months ended June 30, 2020, in connection with the Company's acquisition of Bard and portfolio rationalization initiatives, which were largely recorded within Acquisitions and other restructurings. Restructuring liability activity for the nine months ended June 30, 2020 was as follows:

(Millions of dollars)	Employee Termination		Other		Total
	Bard	Other Initiatives	Bard (a)	Other Initiatives	Bard	Other Initiatives
Balance at September 30, 2019	$22	$31	$1	$3	$23	$34
Charged to expense	7	(1)	33	30	40	29
Cash payments	(15)	(18)	(12)	(28)	(27)	(46)
Non-cash settlements	—	—	(21)	(2)	(21)	(2)
Balance at June 30, 2020	$14	$12	1	$3	$15	$15
(a)Largely represents the cost associated with certain pre-acquisition equity awards of Bard which, to encourage post-acquisition employee retention, were converted to BD equity awards with substantially the same terms and conditions as were applicable under such Bard awards immediately prior to the acquisition date.
Note 11 – Intangible Assets
Intangible assets consisted of:

	June 30, 2020		September 30, 2019
(Millions of dollars)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets
Developed technology	$14,059	$3,702	$13,960	$2,906
Customer relationships	4,612	1,427	4,608	1,183
Product rights	115	68	110	60
Trademarks	408	115	407	102
Patents and other	503	322	445	305
Amortized intangible assets	$19,697	$5,634	$19,530	$4,555
Unamortized intangible assets
Acquired in-process research and development (a)	$44		$1
Trademarks	2		2
Unamortized intangible assets	$46		$3
(a)The increase in the carrying value of assets in 2020 was attributable to an immaterial acquisition which occurred during the second quarter of fiscal year 2020.
Intangible amortization expense for the three months ended June 30, 2020 and 2019 was $345 million and $378 million, respectively. Intangible amortization expense for the nine months ended June 30, 2020 and 2019 was $1.037 billion and $1.132 billion, respectively.
The following is a reconciliation of goodwill by business segment:

(Millions of dollars)	Medical	Life Sciences	Interventional	Total
Goodwill as of September 30, 2019	$9,989	$772	$12,615	$23,376
Acquisitions (a)	10	58	49	117
Purchase price allocation adjustments	—	1	—	1
Currency translation	19	3	33	55
Goodwill as of June 30, 2020	$10,019	$834	$12,697	$23,549
(a)Represents goodwill recognized relative to certain acquisitions which were not material individually or in the aggregate.

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
Hedges of the transactional foreign exchange exposures resulting primarily from intercompany payables and receivables are undesignated hedges. As such, the gains or losses on these instruments are recognized immediately in income. These gains and losses are largely offset by gains and losses on the underlying hedged items, as well as the hedging costs associated with the derivative instruments. The net amounts recognized in Other income (expense), net, during the three and nine months ended June 30, 2020 and 2019 were immaterial to the Company's consolidated financial results. The total notional amounts of the Company’s outstanding foreign exchange contracts as of June 30, 2020 and September 30, 2019 were $1.2 billion and $2.3 billion, respectively.
Certain of the Company's foreign currency-denominated long-term notes outstanding, which had a total carrying value of $1.5 billion and $1.4 billion as of June 30, 2020 and September 30, 2019, respectively, were designated as, and were effective as, economic hedges of net investments in certain of the Company's foreign subsidiaries. The Company has entered into cross-currency swaps, all of which are designated and effective as economic hedges of net investments in certain of the Company's foreign subsidiaries. The notional amounts of the cross-currency swaps were $3.0 billion and $2.3 billion as of June 30, 2020 and September 30, 2019, respectively.
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
Net (losses) gains recorded to Accumulated other comprehensive income (loss) relating to the Company's net investment hedges for the three and nine-month periods were as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
(Millions of dollars)	2020	2019	2020	2019
Foreign currency-denominated debt	$(56)	$39	$(46)	$81
Cross-currency swaps	$(122)	$(14)	$19	$(14)
Foreign currency forward contract (a)	$—	$(9)	$—	$(9)
(a)Represented a loss recognized on a forward contract which was entered into and terminated in the third quarter of fiscal 2019.
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
The total notional amount of the Company’s outstanding interest rate swaps designated as fair value hedges was $375 million at June 30, 2020 and September 30, 2019. The outstanding swaps represent fixed-to-floating interest rate swap agreements the

Company entered into to convert the interest payments on certain long-term notes from the fixed rate to a floating interest rate based on LIBOR. Changes in the fair value of the interest rate swaps offset changes in the fair value of the fixed rate debt. The amounts recorded during the three and nine months ended June 30, 2020 and 2019 for changes in the fair value of these hedges were immaterial to the Company's consolidated financial results.
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
The total notional amount of the Company's outstanding forward starting interest rate swaps was $1.5 billion at June 30, 2020 and September 30, 2019. The Company entered into these contracts in the fourth quarter of fiscal year 2019 to mitigate its exposure to interest rate risk. The amount recorded in Other comprehensive income (loss) relating to these interest rate hedges during the three months ended June 30, 2020 was immaterial. The Company recorded an after-tax loss of $74 million in Other comprehensive income (loss) relating to these interest rate hedges during the nine months ended June 30, 2020.

Other Risk Exposures
The Company purchases resins, which are oil-based components used in the manufacture of certain products. Significant increases in world oil prices that lead to increases in resin purchase costs could impact future operating results. From time to time, the Company has managed price risks associated with these commodity purchases through commodity derivative forward contracts. The Company had no outstanding commodity derivative forward contracts at June 30, 2020 and the amount outstanding as of September 30, 2019 was immaterial to the Company's consolidated financial results.
Financial Statement Effects
The fair values of derivative instruments outstanding at June 30, 2020 and September 30, 2019 were not material to the Company's consolidated balance sheets.

The amounts reclassified from accumulated other comprehensive income relating to cash flow hedges during the three and nine months ended June 30, 2020 and 2019 were not material to the Company's consolidated financial results.

Note 13 – Financial Instruments and Fair Value Measurements
The following reconciles cash and equivalents and restricted cash reported within the Company's consolidated balance sheets at June 30, 2020 and September 30, 2019 to the total of these amounts shown on the Company's consolidated statements of cash flows:

(Millions of dollars)	June 30, 2020	September 30, 2019
Cash and equivalents	$2,882	$536
Restricted cash	82	54
Cash and equivalents and restricted cash	$2,964	$590
Cash equivalents consist of all highly liquid investments with a maturity of three months or less at time of purchase. Restricted cash consists of cash restricted from withdrawal and usage except for certain product liability matters.
The Company’s cash and equivalents include institutional money market accounts which permit daily redemption and the fair values of these investments are based upon the quoted prices in active markets provided by the holding financial institutions, which are considered Level 1 inputs in the fair value hierarchy. The fair values of these accounts were $1.715 billion and $39 million at June 30, 2020 and September 30, 2019, respectively. The Company’s remaining cash and equivalents, excluding restricted cash, were $1.167 billion and $497 million at June 30, 2020 and September 30, 2019, respectively.
Short-term investments are held to their maturities and are carried at cost, which approximates fair value. The short-term investments consist of instruments with maturities greater than three months and less than one year.
Long-term debt is recorded at amortized cost. The fair value of long-term debt is measured based upon quoted prices in active markets for similar instruments, which are considered Level 2 inputs in the fair value hierarchy. The fair value of long-term debt was $18.7 billion and $19.2 billion at June 30, 2020 and September 30, 2019, respectively. The fair value of the current portion of long-term debt was $1.6 billion and $1.3 billion at June 30, 2020 and September 30, 2019, respectively.

All other instruments measured by the Company at fair value, including derivatives and contingent consideration liabilities, are immaterial to the Company's consolidated balance sheets.
Nonrecurring Fair Value Measurements
In the second quarter of fiscal year 2020, the Company recorded a charge to Cost of products sold of $39 million to write down the carrying value of certain intangible assets in the Biosciences unit. In the third quarter of fiscal year 2019, the Company recorded a charge to Research and development expense of $30 million to write down the carrying value of certain intangible assets in the Surgery unit. These charges were recorded to adjust the carrying amounts of the assets to their fair values, which were estimated, based upon a market participant's perspective, using Level 3 inputs, including values estimated using the income approach.
Transfers of trade receivables
Over the normal course of its business activities, the Company transfers certain trade receivable assets to third parties under factoring agreements. Per the terms of these agreements, the Company surrenders control over its trade receivables upon transfer.  Accordingly, the Company accounts for the transfers as sales of trade receivables by recognizing an increase to Cash and equivalents and a decrease to Trade receivables, net when proceeds from the transactions are received.  The Company’s balance of Trade receivables, net at June 30, 2020 excludes trade receivables of $317 million that have been transferred to third parties under factoring arrangements.  The costs incurred by the Company in connection with factoring activities were not material to its consolidated financial results.  The Company’s transfers of trade receivables during the nine months ended June 30, 2019 were not material to its consolidated financial results.
Note 14 – Debt
In March 2020, the Company entered into a 364-day senior unsecured term loan facility with borrowing capacity available of $2.0 billion. During the third quarter of fiscal year 2020, the Company repaid $1.9 billion of borrowings outstanding under this term loan with cash on hand and terminated the facility.
In April 2020, the Company entered into a supplement to its existing $2.25 billion senior unsecured revolving credit facility which increased the revolving commitments available to the Company under revolving credit facility by $381 million. As such, the Company's senior unsecured revolving credit facility currently provides borrowings of up to $2.63 billion. Proceeds from this facility are used to fund general corporate needs. There were no borrowings outstanding under the revolving credit facility at June 30, 2020.
In May 2020, the Company issued $750 million of 2.823% notes due May 20, 2030 and $750 million of 3.794% notes due May 20, 2050. The Company used the net proceeds from this long-term debt offering, together with cash on hand, to repay the entire $1.000 billion aggregate principal outstanding on the 2.404% notes due June 5, 2020, and to redeem $500 million of the aggregate principal outstanding on the 3.250% notes due November 12, 2020, as well as accrued interest, related premiums, fees and expenses related to these repaid amounts. The Company repurchased this long-term debt at an aggregate market price of $506 million. The carrying value of these long-term notes was $500 million, and the Company recognized a loss on this debt extinguishment of $6 million, which was recorded in June 2020 as Other income (expense), net, on the Company’s condensed consolidated statements of income.
Note 15 – Leases
The Company leases real estate, vehicles and other equipment which are used in the Company’s manufacturing, administrative and research and development activities. The Company identifies a contract that contains a lease as one which conveys a right, either explicitly or implicitly, to control the use of an identified asset in exchange for consideration. The Company’s lease arrangements are generally classified as operating leases. These arrangements have remaining terms ranging from less than one year to approximately 25 years and the weighted-average remaining lease term of the Company’s leases is approximately 7.4 years. An option to renew or terminate the current term of a lease arrangement is included in the lease term if the Company is reasonably certain to exercise that option.
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
The Company’s lease costs recorded in its consolidated statements of income for the three and nine months ended June 30, 2020 were $31 million and $98 million, respectively. Cash payments arising from the Company’s lease arrangements are reflected on its condensed consolidated statement of cash flows as outflows used for operating activities. The right-of-use assets and lease liabilities recognized on the Company’s condensed consolidated balance sheet as of June 30, 2020 were as follows:

(Millions of dollars)	June 30, 2020
Right-of-use assets recorded in Other Assets	$419
Current lease liabilities recorded in Payables, accrued expenses and other current liabilities	$104
Non-current lease liabilities recorded in Deferred Income Taxes and Other Liabilities	$339
The Company’s payments due under its operating leases are as follows:

(Millions of dollars)
Remaining for 2020	$30
2021	108
2022	89
2023	58
2024	37
Thereafter	168
Total payments due	490
Less: imputed interest	47
Total	$443
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
Recent Developments
A novel strain of coronavirus disease (“COVID-19”) was officially declared a pandemic by the World Health Organization ("WHO") in March 2020. In efforts to slow and control the spread of COVID-19, governments around the world issued stay at home orders, travel restrictions as well as recommendations or mandates to avoid large gatherings or to self-quarantine.  Many governments also instituted restrictions on certain businesses and their activities, particularly those that were deemed non-essential. These various measures led to a sudden and significant decline in economic activity within a number of countries worldwide. While the United States and other countries have begun to reopen their economies, the negative economic impacts of the pandemic, including decreased healthcare consumption, continue to persist.  As further discussed below, the COVID-19 pandemic has resulted in declines of the following: non-COVID-19 procedures which require general medical devices; elective procedures; instrument placements; routine diagnostic testing and specimen collections; and research activity. These factors have unfavorably impacted our results of operations in fiscal year 2020, including for the three months ended June 30, 2020. While certain of our organizational units realized positive benefits to revenues from the pandemic, total consolidated revenues for the three and nine months ended June 30, 2020 were unfavorably impacted by an estimated $600 million and $656 million, respectively.
We have been deploying our capabilities, expertise and scale to address critical health needs related to COVID-19.
•We were granted an Emergency Use Authorization by the U.S. Food and Drug Administration ("FDA") for the launch of a COVID-19 antigen detection test that can provide results in 15 minutes using a simple nasal swab and our portable BD VeritorTM Plus System.
•In addition to this immunoassay test, BD's portfolio of molecular solutions for COVID-19 testing includes three other tests that have been registered for use with our BD MaxTM molecular system.
•We are leveraging our category leading position as a manufacturer of needles and syringes as we enter into partnerships with governments around the world to help prepare for a future COVID-19 vaccination campaign.
We have been adhering to guidance provided by the WHO, as well as by health officials in various countries affected by the COVID-19 pandemic, to protect the health and safety of BD employees while ensuring continued availability of BD’s critical medical devices and technologies at this unprecedented time. We have enacted business continuity plans in order to minimize the risk of disruption to our operations and supply chain, and to date, we have not experienced any significant disruption. We have worked closely with governmental officials in an effort to keep our manufacturing facilities (and those of our suppliers) open due to the essential nature of our products.
We continue to generate operating cash flows that are sufficient to meet our short-term liquidity needs. We have also further secured our financial flexibility by increasing the commitments available under our revolving credit facility by $381 million and issuing $3.0 billion of equity securities. Our fiscal year 2020 debt and equity transactions are further discussed in Notes 3 and 14 in the Notes to Condensed Consolidated Financial Statements. We believe that given our debt ratings and our capital allocation strategy, we would have access to additional short-term and long-term capital should the need arise.  We have not observed any impairments of our assets due to the COVID-19 pandemic and the decline in global economic activity.
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
Our business has experienced weakened demand for our products as a result of a significant decline in medical procedures due to government restrictions and a shift in healthcare priorities. There has been a decline in procedure volumes across acute and non-acute settings which has led to a decline in demand for general medical devices. We have also seen a deferral in elective procedures such as hernia repairs and delays in instrument placements relating to our medication management solutions, including Pyxis™. There has also been a decrease in routine diagnostic testing and specimen collections, which is being partially offset by higher demand for COVID-19 testing.  Additionally, there has been a decrease in research activity due to laboratory closures and reduced clinical testing.
We noted sequential monthly improvement from May to June 2020 in the demand for certain products, including those products that are driven by the volume of elective procedures. However, due to the continued, significant uncertainty that exists relative to the duration and overall impact of the COVID-19 pandemic, our future operating performance, particularly in the short-term, will be subject to volatility. The ultimate impact of the COVID-19 pandemic on our business, results of operations, financial condition and cash flows is dependent on future developments, which are uncertain at this time, including:
•The preparedness and effectiveness of countries around the world in preventing or responding to the ongoing spread of COVID-19, or in countries where the spread has been controlled, any resurgence of the virus;
•The degree to which COVID-19 testing solutions continue to be made available and are utilized by governments, healthcare providers and institutions, retail pharmacies and the general public;
•The pace at which hospitals and clinical laboratories fully resume patient care that is not related to the COVID-19 pandemic;
•The timing of when research performed by research laboratories and institutions will resume to normal operations; and
•The timing and strength of any global economic recovery and the degree of pressure that the weaker macroeconomic environment will put on future healthcare utilization and the global demand for our products.
Further discussion regarding the impacts of the COVID-19 pandemic on our results for the three months ended June 30, 2020 is provided below.
Overview of Financial Results and Financial Condition
For the three months ended June 30, 2020, worldwide revenues of $3.855 billion decreased 11.4% from the prior-year period which reflected a decline in volume of approximately 9.3%, an unfavorable impact from foreign currency translation of approximately 2.0% and an unfavorable impact from pricing of approximately 0.1%. We estimate that the COVID-19 pandemic reduced volume growth in the third quarter by approximately 14.1%. Volume in the third quarter of fiscal year 2020 reflected the following:
•Medical segment revenues in the third quarter reflected declines in the Medication Delivery Solutions and Diabetes Care units that were partially offset by growth in the Medication Management Solutions and Pharmaceutical Systems units.
•Life Sciences segment revenues in the third quarter were unfavorably impacted by the COVID-19 pandemic. The pandemic's unfavorable impact on the Integrated Diagnostic Solutions unit's third quarter revenues was partially offset by the unit's sales related to COVID-19 diagnostic testing.
•Interventional segment revenues in the third quarter were negatively impacted by decreased demand associated with the deferral of elective medical procedures as a result of the COVID-19 pandemic.
The Medication Management Solutions unit continues to delay U.S. shipments of AlarisTM infusion pumps pending compliance with certain 510(k) filing requirements of the FDA, as previously reported.  We have been able to ship AlarisTM infusion pumps in the United States that are ordered with medical necessity certification. We continue to make progress on our regulatory filing related to the AlarisTM infusion pumps and we currently expect the filing to be made with the FDA either at the end of the second quarter or early in the third quarter of BD's fiscal year 2021.
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
Cash flows from operating activities were $2.058 billion in the first nine months of fiscal year 2020. At June 30, 2020, we had $2.986 billion in cash and equivalents and short-term investments, including restricted cash. We continued to return value to our shareholders in the form of dividends. During the first nine months of fiscal year 2020, we paid cash dividends of $773 million, including $659 million paid to common shareholders and $114 million paid to preferred shareholders.
Each reporting period, we face currency exposure that arises from translating the results of our worldwide operations to the U.S. dollar at exchange rates that fluctuate from the beginning of such period. A stronger U.S. dollar, compared to the prior-year period, resulted in an unfavorable foreign currency translation impact to our revenues during the third quarter of fiscal year 2020.  We evaluate our results of operations on both a reported and a foreign currency-neutral basis, which excludes the impact of fluctuations in foreign currency exchange rates. As exchange rates are an important factor in understanding period-to-period comparisons, we believe the presentation of results on a foreign currency-neutral basis in addition to reported results helps improve investors’ ability to understand our operating results and evaluate our performance in comparison to prior periods. Foreign currency-neutral ("FXN") information compares results between periods as if exchange rates had remained constant period-over-period. We use results on a foreign currency-neutral basis as one measure to evaluate our performance. We calculate foreign currency-neutral percentages by converting our current-period local currency financial results using the prior-period foreign currency exchange rates and comparing these adjusted amounts to our current-period results. These results should be considered in addition to, not as a substitute for, results reported in accordance with U.S. generally accepted accounting principles ("GAAP"). Results on a foreign currency-neutral basis, as we present them, may not be comparable to similarly titled measures used by other companies and are not measures of performance presented in accordance with U.S. GAAP.
Results of Operations
Medical Segment
The following summarizes third quarter Medical revenues by organizational unit:

	Three months ended June 30,
(Millions of dollars)	2020	2019	Total Change	Estimated FX Impact	FXN Change
Medication Delivery Solutions (a)	$781	$981	(20.3)%	(2.5)%	(17.8)%
Medication Management Solutions (a)	677	661	2.5%	(1.4)%	3.9%
Diabetes Care	260	275	(5.5)%	(2.6)%	(2.9)%
Pharmaceutical Systems	403	394	2.3%	(2.1)%	4.4%
Total Medical Revenues	$2,122	$2,311	(8.2)%	(2.2)%	(6.0)%
(a)The presentation of prior-period amounts reflects the reclassification of $3 million associated with the movement, effective on October 1, 2019, of certain products from the Medication Delivery Solutions unit to the Medication Management Solutions unit.
Third quarter Medical segment revenues reflected declines in the Medication Delivery Solutions and Diabetes Care units that were partially offset by growth in the Medication Management Solutions and Pharmaceutical Systems units. The Medication Delivery Solutions unit's third quarter revenues reflected an unfavorable impact relating to the COVID-19 pandemic due to declines in non-COVID-19 procedures which require general medical devices, particularly in the United States and China. As expected, the Medication Delivery Solutions unit's third quarter revenues in China were also unfavorably impacted by a new volume-based procurement process which has been adopted by several of China's provinces. Growth driven by pandemic-related infusion pump orders in the Medication Management Solutions unit was partially offset by the delay of other shipments of AlarisTM infusion pumps in the United States, as previously discussed above. Third quarter revenues in the Diabetes Care unit primarily reflected a pandemic-related shift of U.S. orders to the second quarter of fiscal year 2020, which resulted in a lower level of orders in the third quarter. The Pharmaceutical Systems unit's reflected continued strength in demand for prefillable products.

Medical segment total revenues for the nine-month period were as follows:

	Nine months ended June 30,
(Millions of dollars)	2020	2019	Total Change	Estimated FX Impact	FXN Change
Total Medical Revenues	$6,362	$6,626	(4.0)%	(1.5)%	(2.5)%

Medical segment income for the three and nine-month periods is provided below.

	Three months ended June 30,		Nine months ended June 30,
(Millions of dollars)	2020	2019	2020	2019
Medical segment income	$646	$744	$1,653	$2,008

Segment income as % of Medical revenues	30.4%	32.2%	26.0%	30.3%
The Medical segment's income in the third quarter was driven by its performance with respect to gross profit margin and operating expenses as discussed in greater detail below:
•Gross profit margin was lower in the third quarter of 2020 as compared with the third quarter of 2019 which primarily reflected unfavorable product mix and increased levels of manufacturing overhead costs that were recognized in the period, rather than capitalized within inventory, as a result of the COVID-19 pandemic. Gross profit margin in the third quarter of 2020 was also lower compared with the prior-year period due to unfavorable product mix that was driven by the decline of sales in China due to the volume-based procurement process noted above. These unfavorable impacts were partially offset by lower manufacturing costs resulting from continuous improvement projects which enhanced the efficiency of our operations.
•Selling and administrative expense as a percentage of revenues was lower in the third quarter of 2020 compared with the third quarter of 2019 primarily due to lower expenses resulting from recently enacted cost containment measures.
•Research and development expense as a percentage of revenues was higher in the third quarter of 2020 compared with the third quarter of 2019 which reflected our continued commitment to drive innovation with new products and platforms.
Life Sciences Segment
The following summarizes third quarter Life Sciences revenues by organizational unit:

	Three months ended June 30,
(Millions of dollars)	2020	2019	Total Change	Estimated FX Impact	FXN Change
Integrated Diagnostic Solutions (a)
Preanalytical Systems	$312	$407	(23.3)%	(2.3)%	(21.0)%
Diagnostic Systems	402	368	9.3%	(2.8)%	12.1%
Total Integrated Diagnostic Solutions	714	774	(7.8)%	(2.5)%	(5.3)%
Biosciences	237	284	(16.4)%	(1.7)%	(14.7)%
Total Life Sciences Revenues	$951	$1,058	(10.1)%	(2.3)%	(7.8)%
(a)Effective October 1, 2019, the Preanalytical Systems and Diagnostic Systems units were joined to create the new Integrated Diagnostic Solutions unit. Additional disclosures regarding this change are provided in Note 7 in the Notes to Condensed Consolidated Financial Statements.
The Life Sciences segment's revenues in the third quarter were unfavorably impacted by the COVID-19 pandemic. Third quarter revenues in the Integrated Diagnostic Solutions unit reflected pandemic-related declines in routine diagnostic testing and specimen collections. The impact of these declines was partially offset by the Integrated Diagnostic Solutions unit's sales related to COVID-19 diagnostic testing, primarily on the BD MaxTM platform. Third quarter revenues in the Biosciences unit reflected a decline in demand for instruments and reagents as research and clinical lab activity slowed due to the COVID-19 pandemic.

Life Sciences segment total revenues for the nine-month period were as follows:

	Nine months ended June 30,
(Millions of dollars)	2020	2019	Total Change	Estimated FX Impact	FXN Change
Total Life Sciences Revenues	$3,187	$3,166	0.7%	(1.5)%	2.2%

Life Sciences segment income for the three and nine-month periods was as follows:

	Three months ended June 30,		Nine months ended June 30,
(Millions of dollars)	2020	2019	2020	2019
Life Sciences segment income	$214	$304	$860	$902

Segment income as % of Life Sciences revenues	22.5%	28.7%	27.0%	28.5%
The Life Sciences segment's income in the third quarter was driven by its performance with respect to gross profit margin and operating expenses as discussed in greater detail below:
•Gross margin in the third quarter of 2020 was lower compared with the third quarter of 2019 which primarily reflected unfavorable product mix and increased levels of manufacturing overhead costs that were recognized in the period, rather than capitalized within inventory, as a result of the COVID-19 pandemic.
•Selling and administrative expense as a percentage of revenues in the third quarter of 2020 was lower compared with the prior-year period primarily due to expense synergies realized from the combination of the Preanalytical Systems and Diagnostic Systems units, as noted above, and lower expenses resulting from recently enacted cost containment measures.
•Research and development expense as a percentage of revenues was higher in the third quarter of 2020 compared with the third quarter of 2019 primarily due to investments in COVID-19 testing solutions.
Interventional Segment
The following summarizes third quarter Interventional revenues by organizational unit:

	Three months ended June 30,
(Millions of dollars)	2020	2019	Total Change	Estimated FX Impact	FXN Change
Surgery (a)	$197	$309	(36.5)%	(0.7)%	(35.8)%
Peripheral Intervention (a)	318	396	(19.8)%	(1.6)%	(18.2)%
Urology and Critical Care (a)	268	276	(3.0)%	(1.0)%	(2.0)%
Total Interventional Revenues	$782	$981	(20.3)%	(1.1)%	(19.2)%
(a)The presentation of prior-period amounts reflects the total reclassifications of $46 million associated with the movement, effective on October 1, 2019, of certain products from the Surgery unit and the Urology and Critical Care unit to the Peripheral Intervention unit.
Third quarter revenues in each of the Interventional segment's units, particularly the Surgery and Peripheral Intervention units, were negatively impacted by decreased demand associated with the deferral of elective medical procedures as a result of the COVID-19 pandemic. Pandemic-related revenue declines in the Urology and Critical Care unit were partially offset by sales of the unit's home care and targeted temperature management businesses.
Interventional segment total revenues for the nine-month period were as follows:

	Nine months ended June 30,
(Millions of dollars)	2020	2019	Total Change	Estimated FX Impact	FXN Change
Total Interventional Revenues	$2,784	$2,914	(4.4)%	(0.7)%	(3.7)%

Interventional segment income for the three and nine-month periods is provided below.

	Three months ended June 30,		Nine months ended June 30,
(Millions of dollars)	2020	2019	2020	2019
Interventional segment income	$100	$183	$556	$623

Segment income as % of Interventional revenues	12.8%	18.6%	20.0%	21.4%
The Interventional segment's income in the third quarter was driven by its performance with respect to gross profit margin and operating expenses as discussed in greater detail below:
•Gross profit margin was lower in the third quarter of 2020 as compared with the third quarter of 2019 primarily due to unfavorable product mix and increased levels of manufacturing overhead costs that were recognized in the period, rather than capitalized within inventory, as a result of the COVID-19 pandemic.
•Selling and administrative expense as a percentage of revenues in the third quarter of 2020 was slightly higher compared with the prior-year period primarily due to the pandemic-related decline in segment revenues noted above, partially offset by lower expenses resulting from recently enacted cost containment measures.
•Research and development expense as a percentage of revenues was lower in the third quarter of 2020 compared with the third quarter of 2019 primarily due to the unfavorable impact of a write-down recorded by the Surgery unit in the prior-year period.
•The Interventional segment's lower income in the third quarter of 2020 additionally reflected the expiration in 2019 of a royalty income stream acquired in the C.R. Bard, Inc. ("Bard") transaction.
Geographic Revenues
BD’s worldwide third quarter revenues by geography were as follows:

	Three months ended June 30,
(Millions of dollars)	2020	2019	Total Change	Estimated FX Impact	FXN Change
United States	$2,119	$2,440	(13.1)%	—%	(13.1)%
International	1,735	1,910	(9.2)%	(4.5)%	(4.7)%
Total Revenues	$3,855	$4,350	(11.4)%	(2.0)%	(9.4)%

U.S. revenues in the third quarter of 2020 primarily reflected pandemic-related declines in the Medical segment's Medication Delivery Solutions unit and the Interventional segment's Surgery and Peripheral Intervention units, as previously discussed above. Third quarter U.S. revenues was also unfavorably impacted by results in the Medical segment's Medication Management Solutions unit, as previously discussed.
Third quarter international revenues in the third quarter of 2020 were unfavorably impacted by revenue declines in China for the Medical segment's Medication Delivery Solutions unit, as previously discussed. International revenues in the third quarter of 2020 also reflected pandemic-related declines in the Life Sciences segment's Integrated Diagnostic Solutions unit and the Interventional segment's Surgery and Peripheral Intervention units. Third quarter international revenues were favorably impacted by the Medical segment's Medication Management Solutions unit's pandemic-related orders of infusion pumps, as further discussed above.
Emerging market revenues for the third quarter were $572 million, compared with $703 million in the prior year’s quarter. Emerging market revenues in the current-year period included an estimated $40 million unfavorable impact due to foreign currency translation. Third quarter revenues in emerging markets were unfavorably impacted by a decline in healthcare utilization as a result of the COVID-19 pandemic. As previously discussed above, revenues in our Medication Delivery Solutions unit were also unfavorably impacted by a new volume-based procurement process which has been adopted by several of China's provinces. To date, the impact of these procurement initiatives to our revenues in China has been limited to our Medication Delivery Solutions unit.

Specified Items
Reflected in the financial results for the three and nine-month periods of fiscal years 2020 and 2019 were the following specified items:

	Three months ended June 30,		Nine months ended June 30,
(Millions of dollars)	2020	2019	2020	2019
Integration costs (a)	$46	$63	$165	$206
Restructuring costs (a)	28	27	69	99
Transaction costs	—	—	—	1
Purchase accounting adjustments (b)	325	378	1,012	1,135
Transaction gain/loss and product-related matters (c)	(10)	—	248	61
European regulatory initiative-related costs (d)	33	14	77	29
Investment gains/losses and asset impairments (e)	—	30	41	30
Impacts of debt extinguishment	6	52	6	53
Hurricane recovery-related impacts	—	(10)	—	(10)
Total specified items	428	553	1,619	1,604
Less: tax impact of specified items and tax reform (f)	72	120	218	263
After-tax impact of specified items	$356	$432	$1,401	$1,341
(a)Represents integration and restructuring costs which are primarily recorded in Acquisitions and other restructurings and are further discussed below.
(b)Includes amortization and other adjustments related to the purchase accounting for acquisitions impacting identified intangible assets and valuation of fixed assets and debt. BD’s amortization expense is primarily recorded in Cost of products sold.
(c)The amounts in the three and nine-month periods of fiscal year 2020 included charges or credits related to the estimate of probable future product remediation costs, as further discussed below. Such amounts are recorded within Cost of products sold, or in some cases, within Other income (expense), net. The amount in the prior-year nine-month period was recorded within Other operating (income) expense, net and included the following: a charge relating to certain product liability matters; the estimated cost of a product recall; and the pre-tax gain recognized on BD's sale of its Advanced Bioprocessing business.
(d)Represents costs required to develop processes and systems to comply with emerging regulations such as the European Union Medical Device Regulation ("EUMDR") and General Data Protection Regulation ("GDPR"). These costs were recorded in Research and development expense and Cost of products sold.
(e)The amount in the nine-month period of fiscal year 2020 primarily represented a charge of $39 million recorded in Cost of products sold to write down the carrying value of certain intangible assets in the Biosciences unit. The amounts in the three and nine-month periods of fiscal year 2019 represented a non-cash charge recorded to write down the carrying value of certain intangible assets in the Surgery unit.
(f)The amount in the nine-month period of fiscal year 2019 included tax benefit, net, of $54 million relating to new U.S. tax legislation, as further discussed below.

Gross Profit Margin
Gross profit margin for the three and nine-month periods of fiscal year 2020 compared with the prior-year periods in fiscal year 2019 reflected the following impacts:

	Three-month period	Nine-month period
June 30, 2019 gross profit margin %	47.7%	47.4%
Impact of purchase accounting adjustments and other specified items	(0.7)%	(2.4)%
Operating performance	(3.4)%	(1.4)%
Foreign currency translation	(0.5)%	—%
June 30, 2020 gross profit margin %	43.1%	43.6%
The impacts of purchase accounting adjustments and other specified items include the following:
•The impact in the nine-month period includes charges in the first and second quarters of fiscal year 2020 of $59 million and $199 million, respectively, to record a probable estimate of future costs within the Medication Management Solutions unit associated with remediation efforts related to AlarisTM infusion pumps.  An $18 million credit adjustment to this estimate was recorded in the third quarter. Based on the course of our remediation efforts, it is possible that this estimate could change over time.  Any remediation actions will continue to be guided by our proactive commitment to patient safety and we will work closely with our customers to minimize the disruption of patient care.
•The impact in the nine-month period also includes a $39 million charge to write down the carrying value of certain intangible assets in the Biosciences unit.
Operating performance for the three-month and nine-month periods primarily reflected unfavorable product mix and increased levels of manufacturing overhead costs that were recognized in the period, rather than capitalized within inventory, as a result of the COVID-19 pandemic. The higher levels of manufacturing overhead costs incurred in the current-year periods were driven, to a large extent, by the impact of lower plant utilization in our highly automated manufacturing sites. These unfavorable impacts to operating performance were partially offset by lower manufacturing costs resulting from continuous operations improvement projects and synergy initiatives. For the remainder of fiscal year 2020, the COVID-19 pandemic will place pressure on our gross margin due to declines in sales of products with higher gross margins.
Operating Expenses
A summary of operating expenses for the three and nine-month periods of fiscal years 2020 and 2019 is as follows:

	Three months ended June 30,		Increase (decrease) in basis points	Nine months ended June 30,		Increase (decrease) in basis points
	2020	2019		2020	2019
(Millions of dollars)
Selling and administrative expense	$980	$1,076		$3,126	$3,238
% of revenues	25.4%	24.7%	70	25.3%	25.5%	(20)

Research and development expense	$262	$282		$797	$792
% of revenues	6.8%	6.5%	30	6.5%	6.2%	30

Acquisitions and other restructurings	$74	$90		$235	$281

Other operating (income) expense, net	$(15)	$—		$(15)	$61
Selling and administrative expense
The increase in selling and administrative expense as a percentage of revenues in the third quarter of 2020 compared with the prior-year period was primarily driven by the current-period decline in revenues that resulted from the COVID-19 pandemic, as well as an increase in the deferred compensation plan liability due to market performance. The gains on investment assets result in an unfavorable impact on expense recorded in Selling and administrative expense. These unfavorable impacts to selling and administrative expense as a percentage of revenues were partially offset by cost containment measures we have enacted to mitigate the impact of the COVID-19 pandemic on our results of operations. Selling and administrative expense as a percentage of revenues in the current nine-month period primarily reflected our ongoing focus on disciplined spending and the achievement of cost synergies resulting from our acquisition of Bard, as well as cost containment measures we have enacted to mitigate the impact of the COVID-19 pandemic on our results of operations.
Research and development expense
Research and development expense as a percentage of revenues in the three and nine-month periods of 2020 was higher compared with the prior-year periods primarily due to investments in compliance with emerging regulations, as further discussed above. Spending in both the current and prior-year periods reflected our continued commitment to drive innovation with new products and platforms. Research and development expense as a percentage of revenues in the three and nine-month periods of 2019 reflected a charge recorded to write down the carrying value of certain intangible assets in the Surgery unit.
Acquisitions and other restructurings
Costs relating to acquisitions and other restructurings in the three and nine-month periods of 2020 and 2019 largely represented integration and restructuring costs incurred due to our acquisition of Bard in the first quarter of fiscal year 2018. For further disclosures regarding restructuring costs, refer to Note 10 in the Notes to Condensed Consolidated Financial Statements.
Other operating (income) expense, net
Other operating income in the three and nine-month periods of 2020 represents an adjustment to a litigation accrual. Other operating expense in the prior-year nine-month period included a charge of approximately $331 million relating to certain product liability matters as further discussed in Note 5 in the Notes to Condensed Consolidated Financial Statements. The amount in the period-year nine-month period also included the estimated costs of $65 million relating to a product recall in Medical segment as well as the pre-tax gain of $336 million recognized on BD's sale of its Advanced Bioprocessing business in the first quarter of fiscal year 2019.
Nonoperating Income
Net interest expense
The components for the three and nine-month periods of fiscal years 2020 and 2019 were as follows:

	Three months ended June 30,		Nine months ended June 30,
(Millions of dollars)	2020	2019	2020	2019
Interest expense	$(135)	$(156)	$(405)	$(498)
Interest income, net	2	2	5	8
Net interest expense	$(133)	$(154)	$(400)	$(490)

Lower interest expense in the current year's three and nine-month periods compared with the prior-year periods primarily reflected debt repayments during fiscal year 2019, as well as lower overall interest rates on debt outstanding during the current-year periods as a result of fiscal year 2019 refinancing activities.
Income Taxes
The income tax rates for the three and nine-month periods of fiscal years 2020 and 2019 are provided below.

	Three months ended June 30,		Nine months ended June 30,
	2020	2019	2020	2019
Effective income tax rate	(15.4)%	2.0%	11.4%	9.1%

Impact, in basis points, from specified items and tax reform	(2,040)	(1,080)	(140)	(420)

The effective income tax rate for the three-month period of fiscal year 2020 reflected a tax impact from specified items that was more favorable compared with the benefit associated with specified items recognized in the prior-year period. The impact from specified items in the nine-month period of fiscal year 2020 was less favorable compared with the benefit associated with specified items in the prior-year period. The effective income tax rate for the nine-month period of fiscal year 2019 reflected the recognition of $54 million of tax benefit recorded to adjust our consolidated balance sheet for the impacts of U.S. tax legislation that was enacted in December 2017. The effective income tax rate for the nine-month period of fiscal year 2019 was favorably impacted by the timing of certain discrete items.

Net Income and Diluted Earnings per Share
Net Income and Diluted Earnings per Share for the three and nine-month periods of fiscal years 2020 and 2019 were as follows:

	Three months ended June 30,		Nine months ended June 30,
	2020	2019	2020	2019
Net Income (Millions of dollars)	$286	$451	$746	$1,071
Diluted Earnings per Share	$0.97	$1.51	$2.38	$3.49

Unfavorable impact-specified items	$(1.25)	$(1.58)	$(5.03)	$(4.88)
Dilutive impact of BD shares issued	$0.02	$—	$—	$—
Unfavorable impact-foreign currency translation	$(0.11)		$(0.14)

The dilutive impact from share issuances for the three months ended June 30, 2020 represents the impact of BD shares issued in May 2020 as is further discussed in Note 3 in the Notes to Condensed Consolidated Financial Statements.
Liquidity and Capital Resources
The following table summarizes our condensed consolidated statements of cash flows:

	Nine months ended June 30,
(Millions of dollars)	2020	2019
Net cash provided by (used for)
Operating activities	$2,058	$1,959
Investing activities	$(905)	$(300)
Financing activities	$1,230	$(2,300)
Net Cash Flows from Operating Activities
Cash flows from operating activities in the first nine months of fiscal year 2020 reflected net income, adjusted by a change in operating assets and liabilities that was a net use of cash. This net use of cash primarily reflected higher levels of inventory and lower levels of accounts payable and accrued expenses, partially offset by lower levels of trade receivables and prepaid expenses.

Cash flows from operating activities in the first nine months of fiscal year 2019 reflected net income, adjusted by a change in operating assets and liabilities that was a net use of cash. Cash flows from operating activities in the prior-year period additionally reflected $200 million of discretionary cash contributions to fund our pension obligation.
Net Cash Flows from Investing Activities
Our investments in capital expenditures are focused on projects that enhance our cost structure and manufacturing capabilities, and support our strategy of geographic expansion with select investments in growing markets.  Net outflows from investing activities in the first nine months of fiscal year 2020 included capital expenditure-related outflows of $597 million, compared with $599 million in the prior-year period. Net outflows from investing activities in the current-year period reflected our acquisition of Straub Medical AG in the third quarter. Net cash flows from investing activities in the first nine months of fiscal year 2019 included proceeds $477 million from our sale of a business during the period, as further discussed above.

Net Cash Flows from Financing Activities
Net cash from financing activities in the first nine months of fiscal years 2020 and 2019 included the following significant cash flows:

	Nine months ended June 30,
(Millions of dollars)	2020	2019
Cash inflow (outflow)
Change in credit facility borrowings	$(485)	$300
Proceeds from long-term debt and term loans	$3,389	$2,224
Payments of debt and term loans	$(3,711)	$(3,882)
Proceeds from issuance of equity securities	$2,917	$—
Dividends paid	$(773)	$(737)

Our fiscal year 2020 debt and equity transactions are further discussed in Notes 3 and 14 in the Notes to Condensed Consolidated Financial Statements. Certain measures relating to our total debt were as follows:

(Millions of dollars)	June 30, 2020	September 30, 2019
Total debt	$18,720	$19,390

Short-term debt as a percentage of total debt	8.7%	6.8%
Weighted average cost of total debt	2.7%	2.9%
Total debt as a percentage of total capital*	42.0%	45.6%
* Represents shareholders’ equity, net non-current deferred income tax liabilities, and debt.
The increase in the ratio of short-term debt as a percentage of total debt at June 30, 2020 was largely driven by our reclassification of certain notes from long-term to short-term.
Cash and Short-term Investments
At June 30, 2020, total worldwide cash and short-term investments, including restricted cash, were approximately $2.986 billion, which were primarily held in the United States.
Financing Facilities
We have a five-year senior unsecured revolving credit facility in place which will expire in December 2022. The facility agreement includes a provision that enabled BD, subject to additional commitments made by the lenders, to access up to an additional $500 million in financing through the facility for a maximum aggregate commitment of $2.75 billion. In April 2020, we entered into a supplement to the facility agreement which increased the revolving commitments available under the facility by $381 million. As such, borrowings provided for under the agreement increased from $2.25 billion to $2.63 billion. We are also able to issue up to $100 million in letters of credit under this revolving credit facility. We use proceeds from this facility to fund general corporate needs. There were no borrowings outstanding under the revolving credit facility at June 30, 2020.
The agreement for our revolving credit facility and the supplement entered into in April 2020 contained the following financial covenants. We were in compliance with these covenants as of June 30, 2020.
•We are required to maintain an interest expense coverage ratio of not less than 4-to-1 as of the last day of each fiscal quarter.
•We are required to have a leverage coverage ratio of no more than:
◦6-to-1 from the closing date of the Bard acquisition until and including the first fiscal quarter-end thereafter;
◦5.75-to-1 for the subsequent four fiscal quarters thereafter;
◦5.25-to-1 for the subsequent four fiscal quarters thereafter;
◦4.5-to-1 for the subsequent four fiscal quarters thereafter;
◦4-to-1 for the subsequent four fiscal quarters thereafter;
◦3.75-to-1 thereafter.

In March 2020, we entered into a 364-day senior unsecured term loan facility with borrowing capacity available of $2.0 billion. During the third quarter of fiscal year 2020, we repaid $1.9 billion of borrowings outstanding under this term loan with cash on hand and terminated the facility.
We also have informal lines of credit outside the United States. We may, from time to time, access the commercial paper market and/or sell certain trade receivable assets to third parties as we manage working capital over the normal course of our business activities. We had no commercial paper borrowings outstanding as of June 30, 2020. Additional disclosures regarding sales of trade receivable assets are provided in Note 13 in the Notes to Condensed Consolidated Financial Statements.
Access to Capital and Credit Ratings

Our corporate credit ratings with the rating agencies Moody's Investor Service and Fitch Ratings at June 30, 2020 were unchanged compared with our ratings at September 30, 2019. In March 2020, Standard & Poor's Ratings Services affirmed our September 30, 2019 ratings and revised the agency's outlook regarding the likely direction of these ratings from Stable to Negative.
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
•Any negative impact of the COVID-19 pandemic on our business, including, without limitation, continued decreases in the demand for our products or any disruptions to our operations and our supply chain.
•The current weakness in the global economy and financial markets, which could increase the cost of operating our business, weaken demand for our products and services, negatively impact the prices we can charge for our products and services, or impair our ability to produce our products.
•Competitive factors that could adversely affect our operations, including new product introductions and technologies (for example, new forms of drug delivery) by our current or future competitors, consolidation or strategic alliances among healthcare companies, distributors and/or payers of healthcare to improve their competitive position or develop new models for the delivery of healthcare, increased pricing pressure due to the impact of low-cost manufacturers, patents attained by competitors (particularly as patents on our products expire), new entrants into our markets and changes in the practice of medicine.
•Risks relating to our acquisition of Bard, including our ability to successfully combine and integrate the Bard operations in order to obtain the anticipated benefits and costs savings from the transaction, and the significant additional indebtedness we incurred in connection with the financing of the acquisition and the impact it may have on our ability to operate the combined company.
•The adverse financial impact resulting from unfavorable changes in foreign currency exchange rates.
•Regional, national and foreign economic factors, including inflation, deflation, and fluctuations in interest rates, and their potential effect on our operating performance.
•Our ability to achieve our projected level or mix of product sales, as our earnings forecasts are based on projected sales volumes and pricing of many product types, some of which are more profitable than others.
•Changes in reimbursement practices of governments or third-party payers, or adverse decisions relating to our products by such payers, which could reduce demand for our products or the price we can charge for such products.
•Cost containment efforts in the U.S. or in other countries in which we do business, such as alternative payment reform and increased use of competitive bidding and tenders, including, without limitation, any expansion of the volume-based procurement process in China.

•Changes in the domestic and foreign healthcare industry or in medical practices that result in a reduction in procedures using our products or increased pricing pressures, including the continued consolidation among healthcare providers.
•The impact of changes in U.S. federal laws and policy that could affect fiscal and tax policies, healthcare, and international trade, including import and export regulation and international trade agreements. In particular, tariffs or other trade barriers imposed by the U.S. or other countries could adversely impact our supply chain costs or otherwise adversely impact our results of operations.
•Increases in operating costs, including fluctuations in the cost and availability of oil-based resins and other raw materials, as well as certain components, used in our products, the ability to maintain favorable supplier arrangements and relationships (particularly with respect to sole-source suppliers), and the potential adverse effects of any disruption in the availability of such items.
•Security breaches of our information technology systems or our products, which could impair our ability to conduct business, result in the loss of BD trade secrets or otherwise compromise sensitive information of BD or its customers, suppliers and other business partners, or of customers' patients, or result in product efficacy or safety concerns for certain of our products, and result in actions by regulatory bodies or civil litigation.
•Difficulties inherent in product development, including the potential inability to successfully continue technological innovation, successfully complete clinical trials, obtain regulatory approvals in the United States and abroad, obtain intellectual property protection for our products, obtain coverage and adequate reimbursement for new products, or gain and maintain market approval of products, as well as the possibility of infringement claims by competitors with respect to patents or other intellectual property rights, all of which can preclude or delay commercialization of a product. Delays in obtaining necessary approvals or clearances from United States Food and Drug Administration (“FDA”) or other regulatory agencies or changes in the regulatory process may also delay product launches and increase development costs.
•The impact of business combinations or divestitures, including any volatility in earnings relating to acquisition-related costs, and our ability to successfully integrate any business we may acquire.
•Our ability to penetrate or expand our operations in emerging markets, which depends on local economic and political conditions, and how well we are able to make necessary infrastructure enhancements to production facilities and distribution networks.
•Conditions in international markets, including social and political conditions, civil unrest, terrorist activity, governmental changes, restrictions on the ability to transfer capital across borders, tariffs and other protectionist measures, difficulties in protecting and enforcing our intellectual property rights and governmental expropriation of assets. This includes the possible impact of the United Kingdom's exit from the European Union ("EU"), which has created uncertainties affecting our business operations in the United Kingdom and the EU, and possibly other countries. Our international operations also increase our compliance risks, including risks under the Foreign Corrupt Practices Act and other anti-corruption laws, as well as regulatory and privacy laws.
•Deficit reduction efforts or other actions that reduce the availability of government funding for healthcare and research, which could weaken demand for our products and result in additional pricing pressures, as well as create potential collection risks associated with such sales.
•Fluctuations in university or U.S. and international governmental funding and policies for life sciences research.
•Fluctuations in the demand for products we sell to pharmaceutical companies that are used to manufacture, or are sold with, the products of such companies, as a result of funding constraints, consolidation or otherwise.
•The effects of weather, regulatory or other events that adversely impact our supply chain, including our ability to manufacture our products (particularly where production of a product line or sterilization operations are concentrated in one or more plants), source materials or components or services from suppliers (including sole-source suppliers) that are needed for such manufacturing (including sterilization), or provide products to our customers, including events that impact key distributors.
•Natural disasters (including pandemics), war, terrorism, labor disruptions and international conflicts that could cause significant economic disruption and political and social instability, resulting in decreased demand for our products, adversely affect our manufacturing and distribution capabilities, or cause interruptions in our supply chain.
•Pending and potential future litigation or other proceedings asserting, and/or subpoenas seeking information with respect to, alleged violations of law (including in connection with federal and/or state healthcare programs (such as Medicare or Medicaid) and/or sales and marketing practices (such as investigative subpoenas and the civil investigative demands received by BD and Bard)), antitrust claims, product liability (which may involve lawsuits seeking class action status or seeking to establish multi-district litigation proceedings, including claims relating to our hernia repair implant products, surgical continence products for women and vena cava filter products), claims with respect to environmental matters, and patent infringement, and the availability or collectability of insurance relating to any such claims.
•New or changing laws and regulations affecting our domestic and foreign operations, or changes in enforcement practices, including laws relating to trade, monetary and fiscal policies, taxation (including tax reforms that could adversely impact multinational corporations), sales practices, environmental protection, price controls, and licensing and regulatory requirements for new products and products in the postmarketing phase. In particular, the U.S. and other countries may impose new requirements regarding registration, labeling or prohibited materials that may require us to re-register products already on the market or otherwise impact our ability to market our products. Environmental laws, particularly with respect to the emission of greenhouse gases, are also becoming more stringent throughout the world, which may increase our costs of operations or necessitate changes in our manufacturing plants or processes or those of our suppliers, or result in liability to BD.
•Product efficacy or safety concerns regarding our products resulting in product holds or recalls, regulatory action on the part of the FDA or foreign counterparts (including restrictions on future product clearances and civil penalties), declining sales and product liability claims, and damage to our reputation. As a result of the CareFusion acquisition, we are operating under a consent decree with the FDA relating to our U.S. infusion pump business. The consent decree authorizes the FDA, in the event of any violations in the future, to order us to cease manufacturing and distributing products, recall products or take other actions, and we may be required to pay significant monetary damages if we fail to comply with any provision of the consent decree. Also, in 2019, the FDA letter to healthcare professionals regarding the use of paclitaxel-coated devices in the treatment of peripheral artery disease resulted in decreased sales of BD’s drug-coated balloons. While we have changed the labeling on our products as required by the FDA and continue to work with the FDA on patient data, the extent and duration of the impact from the FDA letter, and the likelihood of FDA approval of new drug-coated devices, is difficult to predict.
•The effect of adverse media exposure or other publicity regarding BD’s business or operations, including the effect on BD’s reputation or demand for its products.
•The effect of market fluctuations on the value of assets in BD’s pension plans and on actuarial interest rate and asset return assumptions, which could require BD to make additional contributions to the plans or increase our pension plan expense.
•Our ability to obtain the anticipated benefits of restructuring programs, if any, that we may undertake.
•Issuance of new or revised accounting standards by the Financial Accounting Standards Board or the Securities and Exchange Commission.
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
Item 4. Controls and Procedures
An evaluation was carried out by BD’s management, with the participation of BD’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of BD’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of June 30, 2020. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were, as of the end of the period covered by this report, effective and designed to ensure that material information relating to BD and its consolidated subsidiaries would be made known to them by others within these entities.
There were no changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2020 identified in connection with the above-referenced evaluation that have materially affected, or are reasonably likely to materially affect, BD’s internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
We are involved, both as a plaintiff and a defendant, in various legal proceedings which arise in the ordinary course of business, including product liability and environmental matters as set forth in our 2019 Annual Report on Form 10-K, and in Note 5 of the Notes to Condensed Consolidated Financial Statements in this report, which is incorporated herein by reference. Since March 31, 2020, there have been no material developments with respect to the legal proceedings in which we are involved.

Item 1A. Risk Factors
There have been no material changes to the risk factors previously disclosed in Part I, Item 1A, of our 2019 Annual Report on Form 10-K, except as set forth below.

We are subject to risks associated with public health threats, including the ongoing COVID-19 pandemic, which has had, and we expect will continue to have, a material adverse effect on our business. The nature and extent of future impacts are highly uncertain and unpredictable.
We are subject to risks associated with public health threats, including the COVID-19 pandemic. The continuing outbreak of COVID-19 and travel restrictions, quarantines and other actions taken by governments and the private sector to slow the spread of the virus have resulted in a global economic slowdown, and have caused healthcare systems to divert resources to manage the pandemic. These measures have led to unprecedented restrictions on and disruptions in businesses and personal activities. Governments may continue those measures or implement other restrictions and requirements in light of the continuing spread of the pandemic and concern over new outbreaks. As a result, we have experienced significant reductions in the demand for certain of our products, particularly due to the decline in elective medical procedures, which negatively impacted our revenues. As the pandemic continues, we expect to continue to experience weakened demand for these products as a result of the reduction in elective and non-essential procedures, lower utilization of routine testing and related specimen collection, reduced capital spend by customers and a decrease in research activity due to laboratory closures and reduced clinical testing. While we have seen increases in demand for certain product lines during the pandemic, this increased demand has not been, and may not be, sufficient to offset the revenue declines in other areas. We also expect continued pressure on our margins due to lost sales of products with gross margins that are higher than the company average. Safety measures taken by governments to slow the spread of the virus or determinations that our or our suppliers’ facilities are not essential businesses could also result in closures or other restrictions that significantly disrupt our operations or those of distributors or suppliers in our supply chain. In addition, while we undertook certain financing activities as a precautionary measure during this economic slowdown, no assurance can be given that we will be able to access capital markets in the future without incurring significant costs and expense. While the United States and other countries have begun to reopen their economies, a resurgence in infections could result in the imposition of new restrictions. The scope and duration of the outbreak, the pace at which government restrictions will be lifted or whether additional actions may be taken to contain the virus, the speed and extent to which global markets and utilization rates for our products recover from the disruptions caused by the pandemic, and the impact of these factors on our business, will depend on future developments that are highly uncertain and cannot be predicted with confidence.
To the extent COVID-19 adversely affects our operations and global economic conditions more generally, it may also have the effect of heightening many of the other risks described in the "Risk Factors" section included in our 2019 Annual Report on Form 10-K for the year ended September 30, 2019.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The table below sets forth certain information regarding our purchases of common stock of BD during the quarter ended June 30, 2020.
Issuer Purchases of Equity Securities

For the three months ended June 30, 2020	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
April 1 – 30, 2020	—	$—	—	7,857,742
May 1 – 31, 2020	1,619	239.39	—	7,857,742
June 1 – 30, 2020	—	—	—	7,857,742
Total	1,619	$239.39	—	7,857,742
(1)Consists of 1,619 shares purchased during the quarter in open market transactions by the trust relating to BD’s Deferred Compensation and Retirement Benefit Restoration Plan and 1996 Directors’ Deferral Plan.
(2)Represents shares available under a repurchase program authorized by the Board of Directors on September 24, 2013 for 10 million shares, for which there is no expiration date.

Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Not applicable.
Item 6. Exhibits

3.1
Restated Certificate of Incorporation, dated as of January 30, 2019 (incorporated by reference to Exhibit 3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2018).

3.2	Certificate of Amendment to the Company's Restated Certificate of Incorporation, filed with the New Jersey Secretary of State and effective May 21,2020 (incorporated by reference to Exhibit 4.1 to the registration statement on Form 8-A filed by the Company on May 26, 2020).

4.1	Form of Certificate for the 6.00% Mandatory Convertible Preferred Stock, Series B (incorporated by reference to Exhibit 4.2 of the registrant’s registration statement on Form 8-A filed on May 26, 2020).

4.2
Deposit Agreement, dated as of May 26, 2020, among Becton, Dickinson and Company and Computershare Inc. and Computershare Trust Company, N.A., acting jointly as depositary and Computershare Trust Company, N.A., acting as Registrar and Transfer Agent, on behalf of the holders from time to time of the depositary receipts described therein (incorporated by reference to Exhibit 4.3 of the registrant’s registration statement on Form 8-A filed on May 26, 2020).

4.3	Form of Depositary Receipt for the Depositary Shares (incorporated by reference to Exhibit 4.4 of the registrant’s registration statement on Form 8-A filed on May 26, 2020).

4.4
Commitment Increase Supplement to Credit Agreement, dated as of April 1, 2020, among Becton, Dickinson and Company, the banks named therein and Citibank, N.A., as administrative agent (incorporated by reference to Exhibit 10.3 of the registrant’s Current Report on Form 8-K filed on April 2, 2020)

4.5	Form of 2.823% Notes due May 20, 2030 (incorporated by reference to Exhibit 4.1 of the registrant’s Current Report on Form 8-K filed on May 20, 2020).

4.6	Form of 3.794% Notes due May 20, 2050 (incorporated by reference to Exhibit 4.2 of the registrant’s Current Report on Form 8-K filed on May 20, 2020).

10.1	Deferred Compensation and Benefit Restoration Plan, effective as of May 1, 2020.

10.2	Aircraft Time Sharing Agreement, dated June 5, 2020, between the registrant and Thomas E. Polen.

31	Certifications of Chief Executive Officer and Chief Financial Officer, pursuant to SEC Rule 13a - 14(a).

32	Certifications of Chief Executive Officer and Chief Financial Officer, pursuant to Rule 13a - 14(b) and Section 1350 of Chapter 63 of Title 18 of the U.S. Code.

101	The following materials from this report, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Becton, Dickinson and Company
(Registrant)
Dated: August 6, 2020

/s/ Christopher Reidy
Christopher Reidy
Executive Vice President, Chief Financial Officer and Chief Administrative Officer
(Principal Financial Officer)

/s/ Thomas J. Spoerel
Thomas J. Spoerel
Vice President, Controller and Chief Accounting Officer
(Principal Accounting Officer)