Form 10-K
period 2020-09-30
BECTON DICKINSON & CO
filed 2020-11-25
CIK 10795

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)
☑    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2020
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
COMMISSION FILE NUMBER: 001-4802
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
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐        No  ☑
As of March 31, 2020, the aggregate market value of the registrant’s outstanding common stock held by non-affiliates of the registrant was approximately $62,360,106,701.
As of October 31, 2020, 290,031,363 shares of the registrant’s common stock were outstanding.
Documents Incorporated by Reference Portions of the registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held January 26, 2021 are incorporated by reference into Part III hereof.

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
Business Segments
BD’s operations consist of three worldwide business segments: BD Medical, BD Life Sciences and BD Interventional. As is further described below, BD completed its acquisition of C.R. Bard, Inc. ("Bard") on December 29, 2017, and BD Interventional includes the majority of Bard’s product offerings, along with certain product offerings formerly within BD Medical. Additionally, certain of Bard's product offerings are included within BD Medical as part of the Medication Delivery Solutions unit. Information with respect to BD’s business segments and the Bard acquisition is included in Note 7 and Note 10, respectively, to the consolidated financial statements contained in Item 8. Financial Statements and Supplementary Data, and is incorporated herein by reference.
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
Medication Delivery Solutions
Peripheral intravenous ("IV") catheters (conventional, safety); advanced peripheral catheters (guidewire assisted peripherally inserted venous catheters, midline catheters, port access); central lines (peripherally inserted central catheters); acute dialysis catheters; vascular access technology (ultrasonic imaging); vascular care (lock solutions, prefilled flush syringes, disinfecting caps); vascular preparation (skin antiseptics, dressings, securement); needle-free IV connectors and extensions sets; closed-system drug transfer devices; hazardous drug detection; conventional and safety hypodermic syringes and needles, anesthesia needles (spinal, epidural) and trays; enteral syringes; and sharps disposal systems.

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

BD Life Sciences
BD Life Sciences provides products for the safe collection and transport of diagnostics specimens, and instruments and reagent systems to detect a broad range of infectious diseases, healthcare-associated infections and cancers. In addition, BD Life Sciences produces research and clinical tools that facilitate the study of cells, and the components of cells, to gain a better understanding of normal and disease processes. That information is used to aid the discovery and development of new drugs and vaccines, and to improve the diagnosis and management of diseases. The primary customers served by BD Life Sciences are hospitals, laboratories and clinics; blood banks; healthcare workers; public health agencies; physicians’ office practices; retail pharmacies; academic and government institutions; and pharmaceutical and biotechnology companies. BD Life Sciences consists of the following organizational units:

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

Organizational Unit	Principal Product Lines
Surgery	Hernia and soft tissue repair, biological grafts, bioresorbable grafts, biosurgery, and other surgical products; BD ChloraPrep™ surgical infection prevention products; and V. Mueller™ surgical and laparoscopic instrumentation products.
Peripheral Intervention
Percutaneous transluminal angioplasty (“PTA”) balloon catheters, peripheral vascular stents, self-expanding and balloon-expandable stent grafts, vascular grafts, drug coated balloons, ports, biopsy, chronic dialysis, feeding, inferior vena catheter filters, endovascular fistula creation devices and drainage products, and atherectomy and thrombectomy system.

Urology and Critical Care	Urine management devices, urological drainage products, intermittent catheters, kidney stone management devices, Targeted Temperature Management, and fecal management devices.

C. R. Bard Acquisition
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
International Operations
BD’s products are manufactured and sold worldwide. For reporting purposes, we organize our operations outside the United States as follows: Europe, EMA (which includes the Commonwealth of Independent States, the Middle East and Africa); Greater Asia (which includes countries in Greater China, Japan, South Asia, Southeast Asia, Korea, and Australia and New Zealand); Latin America (which includes Mexico, Central America, the Caribbean and South America); and Canada. The principal products sold by BD outside the United States are hypodermic needles and syringes; insulin syringes and pen needles; BD Hypak™ brand prefillable syringe systems; infusion therapy products, including BD Alaris™ infusion pumps; pharmacy automation equipment, including Pyxis™ systems; devices and services for the treatment of peripheral arterial and venous disease, cancer detection, and end-stage renal disease and maintenance; synthetic and resorbable mesh, biologic implants and fixation systems to complement innovative techniques for inguinal, ventral and other hernia repair procedures; medical devices for urine drainage in the acute care hospital and home care settings; BD Vacutainer™ brand blood collection products; diagnostic systems and laboratory equipment and products; and flow cytometry instruments and reagents. BD has manufacturing operations outside the United States in Bosnia and Herzegovina, Brazil, Canada, China, Dominican Republic, France, Germany, Hungary, India, Ireland, Israel, Italy, Japan, Malaysia, Mexico, the Netherlands, Singapore, Spain, and the United Kingdom. Geographic information with respect to BD’s operations is included under the heading “Geographic Information” in Note 7 to the consolidated financial statements included in Item 8. Financial Statements and Supplementary Data.
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

Distribution
BD’s products are marketed and distributed in the United States and internationally through independent distribution channels, and directly to hospitals and other healthcare institutions by BD and independent sales representatives. BD uses acute care, non-acute care, laboratory and drug wholesaler distributors to broadly support our overall disposable product demand from our end user customers in the United States. In international markets, products are distributed either directly or through distributors, with the practice varying by country. Order backlog is not material to BD’s business inasmuch as orders for BD products generally are received and filled on a current basis, except for items temporarily out of stock. BD’s worldwide sales are not generally seasonal, with the exception of certain medical devices in the Medication Delivery Solutions business unit, and flu diagnostic products in the Integrated Diagnostic Systems business unit, which relate to seasonal diseases such as influenza. In order to service its customers, optimize logistics, lower facilities costs and reduce finished goods inventory levels, BD operates consolidated distribution facilities in both the United States and Europe. Orders are normally shipped within a matter of days after receipt.
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
Third-Party Reimbursement
Reimbursement is an important strategic consideration in the development and marketing of medical technology. Obtaining coverage, coding and payment is critical to the commercial success of a new product or procedure. Difficulty in achieving market access can lead to slow adoption in the marketplace and inadequate payment levels that can continue for months or even years.
A majority of BD’s customers rely on third-party payers, including government programs and private health insurance plans, to reimburse some or all of the cost of the procedures, products and services they provide. Vertical integration has created a very concentrated market among commercial third-party payers in the U.S. Global payers are increasingly focused on strategies to control spending on healthcare and reward improvements in quality and patient outcomes.
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
As government programs expand healthcare coverage for their citizens, they have at the same time sought to control costs by limiting the amount of reimbursement they will pay for particular procedures, products or services. In addition, most payers are seeking price predictability in order to mitigate future exposure to manufacturer price increases. This is coupled with an increase in high deductible private insurance plans, which transfer more pricing exposure and burden directly to the patient.
Many payers both in the U.S. and globally have developed specific payment and delivery mechanisms to support these cost control efforts and to focus on paying for value. These mechanisms include payment reductions, pay for performance measures, quality-based performance payments, restrictive coverage policies, bidding and tender mechanics, studies to compare the effectiveness of therapies and use of technology assessments. These changes, whether the result of legislation, new strategic alliances or market consolidations, have created an increased emphasis on the delivery of more cost-effective and quality-driven healthcare.
For example, as a result of the Patient Protection and Affordable Care Act (“PPACA”), the U.S. has implemented value-based payment methodologies and has created alternative payment models such as bundled payments to continue to drive improved value. We see other governments around the world considering similar bundling reform measures, with the utilization of the Diagnosis Related Group (“DRG”) as a payment mechanism to drive toward quality and resource based reimbursement becoming more common in regions outside the U.S.
Regulation
General
BD's operations are global and are affected by complex state, federal and international laws relating to healthcare, environmental protection, antitrust, anti-corruption, marketing, fraud and abuse (including anti-kickback and false claims laws), export control, product safety and efficacy, employment, privacy and other areas.
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
BD actively maintains FDA/ISO Quality Systems that establish standards for its product design, manufacturing, and distribution processes. Prior to marketing or selling most of its products, BD must secure approval from the FDA and counterpart non-U.S. regulatory agencies. Following the introduction of a product, these agencies engage in periodic reviews and inspections of BD’s quality systems, as well as product performance and advertising and promotional materials. These regulatory controls, as well as any changes in agency policies, can affect the time and cost associated with the development, introduction and continued availability of new and existing products. Where possible, BD anticipates these factors in its product development and planning processes. These agencies possess the authority to take various administrative and legal actions against BD, such as product recalls, product seizures and other civil and criminal sanctions. BD also undertakes voluntary compliance actions, such as voluntary recalls.
BD also is subject to various federal and state laws, and laws outside the United States, concerning healthcare fraud and abuse (including false claims laws and anti-kickback laws), global anti-corruption, transportation, safety and health, and customs and exports. Many of the agencies enforcing these laws have increased their enforcement activities with respect to medical device manufacturers in recent years. This is part of a general trend toward increased regulation and enforcement activity within and outside the United States.
In addition, as part of PPACA, the federal government has enacted the Sunshine Act provisions requiring BD to publicly report gifts and payments made to physicians and teaching hospitals. Countries outside the United States have enacted similar local laws requiring medical device companies to report transfers of value to health care providers licensed in those countries. Failure to comply with these laws could result in a range of fines, penalties and/or other sanctions.
Consent Decree with FDA
Our infusion pump organizational unit is operating under an amended consent decree entered into by CareFusion with the FDA in 2007. CareFusion’s consent decree with the FDA is related to its Alaris™ SE infusion pumps. In February 2009, CareFusion and the FDA amended the consent decree to include all infusion pumps manufactured by or for CareFusion 303, Inc., the organizational unit that manufactures and sells BD Alaris infusion pumps in the United States. The amended consent decree does not apply to intravenous administration sets and accessories.

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
We also cannot currently predict whether additional monetary investment will be incurred to resolve this matter or the matter’s ultimate impact on our business. We may be obligated to pay more costs in the future because, among other things, the FDA may determine that we are not fully compliant with the amended consent decree and therefore impose penalties under the amended consent decree, and/or we may be subject to future proceedings and litigation relating to the matters addressed in the amended consent decree. As of September 30, 2020, we do not believe that a loss is probable in connection with the amended consent decree, and accordingly, we have no accruals associated with compliance with the amended consent decree.
We are undertaking certain remediation of our BD Alaris System, and are currently shipping the product in the U.S. only in cases of medical necessity. We will not be able to fully resume commercial operations for the BD Alaris System in the U.S. until a 510(k) submission relating to the product has been filed with and subsequently cleared by the FDA.
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
FDA Warning Letter
On January 11, 2018, BD received a Warning Letter from the FDA with respect to our BD Preanalytical Systems ("PAS") unit, citing certain alleged violations of quality system regulations and of law. The Warning Letter states that, until BD resolves the outstanding issues covered by the Warning Letter, the FDA will not clear or approve any premarket submissions for Class III devices to which the non-conformances are reasonably related or grant requests for certificates to foreign governments. BD has worked closely with the FDA and implemented corrective actions to address the concerns identified in the warning letter. In March 2020, the FDA conducted a subsequent inspection of PAS, which it classified as Voluntary Action Indicated, which means the FDA will not take or recommend any administrative or regulatory action as a result of the unit’s response to the observations in the inspection.
Consent Order - Covington, Georgia
On October 28, 2019, BD entered into a consent order with the Environmental Protection Division of the Georgia Department of Natural Resources (the “EPD”), following the filing of a complaint and motion for temporary restraining order by the EPD seeking to enjoin BD from continuing sterilization operations at its Covington, Georgia facility. Under the terms of the consent order, which has been amended two times upon mutual agreement of BD and EPD, BD voluntarily agreed to a number of operational changes at its Covington and Madison, Georgia facilities designed to further reduce ethylene oxide emissions, including but not limited to operating at a reduced capacity. BD does not believe that the consent order will have a material impact on its operations. Violation of the consent order, though, could subject us to additional restrictions on the sterilization operations at our Covington and Madison facilities. BD has business continuity plans in place to mitigate the impact of any additional restrictions on our operations at these facilities, although it is possible that these plans will not be able to fully offset such impact.
For further discussion of risks relating to the regulations to which we are subject, see Item 1A. Risk Factors.

Human Capital Management
As of September 30, 2020, we had approximately 72,000 associates located in over 70 different countries in a variety of different roles. We compete in the highly competitive medical technology industry. Attracting, developing and retaining talented people in technical, marketing, sales, research and other positions is crucial to executing our strategy and our ability to compete effectively. Our ability to recruit and retain such talent depends on a number of factors, including compensation and benefits, talent development and career opportunities, and work environment. To that end, we invest in our associates in order to be an employer of choice.
Diversity & Inclusion
Our associates reflect the communities we live and work in, the customers and patients we serve, and possess a broad range of thought and experiences that have helped BD achieve our leadership position in the medical technology industry and the global marketplace. A key component of our journey to continually build a better BD is our commitment to global inclusion and diversity ("I&D"). We believe this commitment allows us to better our understanding of patient and customer needs and develop technologies to meet those needs. Our I&D efforts have garnered recognitions, including Best Places to Work for Disability and LGBTQ Inclusion, Bloomberg’s Gender Equality Index, and Diversity Inc’s Noteworthy Companies. Although we have made progress in our workforce diversity representation, we seek to continuously improve in this area. Each year, we establish annual corporate I&D goals to continue improving our hiring, development, advancement, and retention of diverse talent and our overall diversity representation. In addition, our executive leaders serve as sponsors of our nine associate-led resource groups ("ARGs") in support of their efforts to provide meaningful professional development for our workforce, drive business improvement and innovation and contribute to BD's role as a socially responsible community member.
Externally, we are involved in industry I&D efforts as one of several companies taking a leadership role in AdvaMed’s efforts to improve diversity in the medical technology industry. We have also committed to leadership in I&D through our support for the Equality Act and the United Nations’ Open for Business program and organizations like The Human Rights Campaign, Equal Justice Initiative, and The United Negro College Fund. Through the BD Helping Build Healthy Communities initiative, we committed $22.6 million to support Direct Relief and the National Association of Community Health Centers in expanding the innovative practices of U.S. community health centers, which collectively serve more than 30 million U.S. patients – the majority of which are in underrepresented communities.

BD 2020 Workforce Diversity Representation

	Gender (Global)	Year-Over-Year Improvement	Race (U.S. Only)	Year-Over-Year Improvement
Executive	28%	+3%	20%	+2%
Management	39%	—	28%	+2%
All associates	49%	—	38%	+1%
For the above table, we define “executives” as associates in positions of vice president and above. “Management” positions are defined as those in manager, director or equivalent roles. Information regarding race and gender is based on information provided by associates.
Associate Growth and Development
We invest significant resources to develop talent with the right capabilities to deliver the growth and innovation needed to support our strategy. We have launched an enhanced Strategic Organizational Planning process to ensure we build the organizational capabilities required in the years to come. We offer associates and their managers a number of tools to help in their personal and professional development, including career development plans, mentoring programs and in-house learning opportunities, including BD University, our in-house continuing education program that follows a "leaders-as-teachers" approach. We also have a deeply-rooted practice of investing in our next generation of leaders and offer associates a number of leadership development programs, including programs dedicated to certain specific areas, such as finance and technology. We have also launched a set of expectations and curriculum to enhance our more than 7,500 people leaders’ ability to develop their teams and create the right work environment for their teams to excel. We believe in and encourage in our associates and leaders a Growth Mindset, a belief that qualities and talents can be developed through dedication and hard work, and have aligned our performance management system to support our culture evolution and increased focus on continuous learning and development.
Associate Engagement
As we work to continually make an impact on how healthcare is delivered, we believe it is critical that our associates are informed and engaged. We communicate frequently and transparently with our associates through a variety of communication methods, including video and written communications, town hall meetings, associate surveys and our company intranet, and acknowledge individual contributions to BD through a number of rewards and recognition award programs. We believe these engagement efforts keep associates informed about our strategy, culture and purpose and motivated to do their best work. As a result of the COVID-19 pandemic, we also further strengthened our digital communication and social networking platforms. Our associate communications during the pandemic have kept our associates informed on critical priorities, important actions being taken by management in response to the pandemic, and continued efforts to protect associate healthy, safety and well-being.
In addition to helping associates stay engaged, we also work to foster and reinforce an inclusive culture where diverse perspectives are valued. This year, our ARGs hosted company-wide dialogues and panel sessions to advance our business and cultural priorities and engage associates on timely topics on racial injustice, health care inequity and access, mental health and parent-caregiver considerations during a pandemic.
We also have a long-standing history of associate volunteerism that we believe has had an impact on local and global communities. Through our public-private partnerships and collaborations with non-government organizations, we sponsor volunteer trips and other meaningful volunteer opportunities to help communities around the world. On a local front, associates are encouraged and empowered to serve organizations and causes that are important to them. This includes a matching gift program, paid time off to volunteer, and an award program to give grants to non-profit organizations in honor of associates who engage in exceptional volunteer efforts.
Compensation and Benefits
We are committed to rewarding, supporting, and developing the associates who make it possible to deliver on our strategy. To that end, we offer a comprehensive total rewards program aimed at the varying health, home-life and financial needs of our diverse and global associates. Our total rewards package includes market-competitive pay, broad-based stock grants and bonuses, healthcare benefits, pension and retirement savings plans, paid time off and family leave, flexible work schedules, on-site health and fitness centers, free physicals and flu vaccinations, and an Employee Assistance Program and other mental health services.
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
In addition, the written charters of the Audit Committee; the Compensation and Management Development Committee; the Corporate Governance and Nominating Committee; the Executive Committee; the Quality and Regulatory Committee; and the Science, Marketing, Innovation and Technology Committee of the Board of Directors, BD’s Corporate Governance Principles and its Code of Conduct, are available and may be printed free of charge at BD’s website at www.bd.com/investors/corporate_governance/. Printed copies of these materials, this 2020 Annual Report on Form 10-K, and BD’s reports and statements filed with, or furnished to, the SEC, may also be obtained, without charge, by contacting the Corporate Secretary, BD, 1 Becton Drive, Franklin Lakes, New Jersey 07417-1880, telephone 201-847-6800. In addition, the SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov.
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

Item  1A.    Risk Factors.
An investment in BD involves a variety of risks and uncertainties. The following describes some of the material risks that could adversely affect BD’s business, financial condition, operating results or cash flows. We may also be adversely impacted by other risks not presently known to us or that we currently consider immaterial.
Business, Economic and Industry Risks
We are subject to risks associated with public health threats, including the ongoing COVID-19 pandemic, which has had, and we expect will continue to have, a material adverse effect on our business. The nature and extent of future impacts are highly uncertain and unpredictable.
We are subject to risks associated with public health threats, including the COVID-19 pandemic. The outbreak of COVID-19 and the travel restrictions, quarantines and other actions taken by governments and the private sector to slow the spread of the virus resulted in a global economic slowdown, and caused healthcare systems to divert resources to manage the pandemic. These measures led to unprecedented restrictions on and disruptions in businesses and personal activities. As a result, we experienced significant reductions in the demand for certain of our products, resulting from reductions in elective and non-essential procedures, lower utilization of routine testing and related specimen collection, reduced capital spend by customers and a decrease in research activity due to laboratory closures and reduced clinical testing.
While the United States and other countries have begun to reopen their economies, utilization rates for many of our products have not returned to pre-pandemic levels. There may also be continued pressure on our margins due to manufacturing variances resulting from lower demand for certain of our products. In addition, in response to the pandemic, we developed and launched multiple products for the detection and identification of COVID-19, including tests for our BD Max™ molecular System and BD Veritor™ Plus System, and there are a number of factors, including the timing and availability of any COVID-19 vaccine and the entry of additional competitive products, that could impact the level of demand and pricing for our COVID-19 diagnostics testing.
Moreover, any resurgence in COVID-19 infections could result in the imposition of new governmental lockdowns, quarantine requirements or other restrictions to slow the spread of the virus, which could weaken demand for certain of our products, as discussed above. Such measures have begun to be implemented again in certain European countries and in the United States as infections have begun to increase again, in some cases significantly. These measures could include determinations that our or our suppliers’ facilities are not essential businesses that could result in closures or other restrictions that significantly disrupt our operations or those of distributors or suppliers in our supply chain. In addition, while we undertook certain financing activities as a precautionary measure during this economic slowdown, no assurance can be given that we will be able to access capital markets in the future without incurring significant costs and expense.
The scope and duration of the pandemic, including the current resurgences in various regions around the world and other future resurgences, the pace at which government restrictions are lifted or whether additional actions may be taken to contain the virus, the speed and extent to which global markets and utilization rates for our products fully recover from the disruptions caused by the pandemic, and the impact of these factors on our business, will depend on future developments that are highly uncertain and cannot be predicted with confidence.
To the extent COVID-19 adversely affects our operations and global economic conditions more generally, it may also have the effect of heightening many of the other risks described herein.

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
A significant element of our strategy is to increase revenue growth by focusing on innovation and new product development. New product development requires significant investment in research and development, clinical trials and regulatory approvals. The results of our product development efforts may be affected by a number of factors, including our ability to anticipate customer needs, innovate and develop new products and technologies, successfully complete clinical trials, obtain regulatory approvals and reimbursement in the United States and abroad, manufacture products in a cost-effective manner, obtain appropriate intellectual property protection, and gain and maintain market acceptance of our products. In addition, patents attained by others can preclude or delay our commercialization of a product. There can be no assurance that any products now in development or that we may seek to develop in the future will achieve technological feasibility, obtain regulatory approval or gain market acceptance.
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
The United Kingdom’s (“UK”) departure from the European Union (“EU”) (commonly known as “Brexit”) has created uncertainties affecting business operations in the UK, the EU and a number of other countries, including with respect to compliance with the regulatory regimes regarding the labeling and registration of the products we sell in these markets. The UK formally left the EU on January 31, 2020. Pursuant to the withdrawal arrangement agreed between the UK and the EU, there is a transition period through December 31, 2020 for the parties to negotiate their future trading relationship. During this transition period, the UK continues to follow the EU’s rules and its trading relationship with the EU remains the same. While we have taken proactive steps to mitigate any disruption to our operations, we could face increased costs, volatility in exchange rates, market instability and other risks, depending on the outcome of the negotiations regarding the future EU/UK trading relationship.
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
Our ability to compete effectively depends upon our ability to attract and retain executives and other key employees. Competition for experienced employees, particularly for persons with specialized skills, can be intense. Our ability to recruit such talent will depend on a number of factors, including compensation and benefits, work location and work environment. If we cannot effectively recruit and retain qualified executives and employees, our business could be adversely affected.
Operational Risks
Breaches of our information systems could have a material adverse effect on our operations.
We rely on information systems to process, transmit, and store electronic information in our day-to-day operations, including sensitive personal or proprietary information. In addition, some of our products include information systems that collects data regarding patients and patient therapy on behalf of our customers and some connect to our systems for maintenance purposes. Our information systems have been subjected to attack via malicious code execution, and cyber- or phishing- attacks, and we have experienced instances of unauthorized access to our systems in the past and expect to be subject to similar cyberattacks in the future. In addition to our own information, in the course of doing business, we sometimes store information with third parties that could be subject to attacks.
Cyberattacks could result in our intellectual property and other confidential information being accessed, destroyed or stolen, which could adversely affect our competitive position in the market. Likewise, we could suffer disruption of our operations and other significant negative consequences, including increased costs for security measures or remediation, diversion of management attention, litigation and damage to our relationships with vendors, business partners and customers. Unauthorized tampering, adulteration or interference with our products may also create issues with product functionality that could result in a loss of data, risk to patient safety, and product recalls or field actions. Cyberattacks could result in unauthorized access to our systems and products which could also impact our compliance with privacy and other laws and regulations, and result in actions by regulatory bodies or civil litigation. While we will continue to dedicate significant resources to protect against unauthorized access to our systems and products, and work with government authorities and third party providers to detect and reduce the risk of future cyber incidents, cyberattacks are becoming more sophisticated, frequent and adaptive. There can be no assurances that these protective measures will prevent future attacks that could have a material adverse impact on our business.
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

Legal, Quality and Regulatory Risks

We are subject to lawsuits.
We are or have been a defendant in a number of lawsuits, including, among others, purported class action lawsuits for alleged antitrust violations and violations of federal securities laws, product liability claims (which may involve lawsuits seeking class action status or seeking to establish multi-district litigation proceedings, including claims relating to our hernia repair implant products, surgical continence and pelvic organ prolapse products for women and vena cava filter products), and suits alleging patent infringement. We have also been subject to government subpoenas and civil investigative demands seeking information with respect to alleged violations of law, including in connection with federal and/or state healthcare programs (such as Medicare or Medicaid), federal contracting requirements and/or sales and marketing practices. A more detailed description of certain litigation to which we are a party is contained in Note 5 to the consolidated financial statements included in Item 8. Financial Statements and Supplementary Data. We could be subject to additional lawsuits or governmental investigations in the future.
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

We are subject to extensive regulation.
Our operations are global and are affected by complex state, federal and international laws relating to healthcare, environmental protection, antitrust, anti-corruption, marketing, fraud and abuse (including anti-kickback and false claims laws), export control, product safety and efficacy, employment, privacy and other areas. Violations of these laws can result in criminal or civil sanctions, including substantial fines and, in some cases, exclusion from participation in health care programs such as Medicare and Medicaid. Environmental laws, particularly with respect to the emission of greenhouse gases, are also becoming more stringent throughout the world, which may increase our costs of operations or necessitate closures of or changes to our manufacturing plants or processes or those of our suppliers, or result in liability to BD. The enactment of additional laws in the future may increase our compliance costs or otherwise adversely impact our operations.
We are subject to extensive regulation by the FDA pursuant to the Federal Food, Drug and Cosmetic Act, by comparable agencies in foreign countries, and by other regulatory agencies and governing bodies. Most of our products must receive clearance or approval from the FDA or counterpart regulatory agencies in other countries before they can be marketed or sold. The process for obtaining marketing approval or clearance may require us to incur significant costs in terms of time and resources, and these costs have been increasing due to increased requirements from the FDA for supporting data for submissions. The regulatory process may also require changes to our products or result in limitations on the indicated uses of our products. Governmental agencies may also impose new requirements regarding registration, labeling or prohibited materials that require us to modify or re-register products already on the market or otherwise impact our ability to market our products in those countries.
Following the introduction of a product, these agencies also periodically review our manufacturing processes and product performance. Our failure to comply with the applicable good manufacturing practices, adverse event reporting, and other requirements of these agencies could delay or prevent the production, marketing or sale of our products and result in delays or suspensions of regulatory clearances, warning letters or consent decrees, closure of manufacturing sites, import bans, seizures or recalls of products, civil or criminal sanctions and damage to our reputation. More stringent oversight by the FDA and other agencies in recent years has resulted in increased enforcement activity, which increases our compliance risk.
We are operating under a consent decree with the FDA, entered into by CareFusion in 2007 and amended in 2009, that affects our Alaris™ infusion pump business in the United States. We are also currently operating under a warning letter issued by the FDA. For more information regarding the consent decree and warning letter, see “Regulation” under Item 1. Business.

As previously disclosed, we are undertaking certain remediation of our BD Alaris System, and are currently shipping the product in the U.S. only in cases of medical necessity. We will not be able to fully resume commercial operations for the BD Alaris System in the U.S. until a 510(k) submission relating to the product has been filed with and subsequently cleared by the FDA. No assurance can be given as to the time it may take for us to obtain FDA clearance of the 510(k).

In addition, the European Union (“EU”) has adopted the EU Medical Device Regulation (the “EU MDR”) and the In Vitro Diagnostic Regulation (the “EU IVDR”), each of which impose stricter requirements for the marketing and sale of medical devices, including in the area of clinical evidence requirements, quality systems and post-market surveillance. Manufacturers of currently approved medical devices will have until May 2021 to meet the requirements of the EU MDR for self-certified devices and until May 2024 for medical devices with a valid conformity assessment certificate. Manufacturers of in vitro diagnostic devices have until May 2022 to meet the EU IVDR. Complying with these regulations will require us to incur significant expenditures. Failure to meet these requirements could adversely impact our business in the EU and other regions that tie their product registrations to EU conformity requirements.

We are also subject to complex and frequently changing laws in the U.S. and elsewhere regarding privacy and the collection, use, storage and protection of personal information, and noncompliance with these laws could result in substantial fines or litigation. For instance, the EU has also adopted the General Data Protection Regulation ("GDPR"), which will apply to personal data involved in our operations in the EU or products and services that we offer to EU users involving personal data. The GDPR creates a range of new compliance obligations that could require us to change our existing business practices policies, and significantly increases financial penalties for noncompliance. Privacy regulations are evolving rapidly and we expect to continue to see regional privacy laws emerge, similar to the GDPR and laws adopted in California, that may impact BD businesses to the extent they rely on the use of personal data.
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
Risks Relating to Our Indebtedness
In connection with the Bard acquisition, we incurred significant additional indebtedness, which could adversely affect us, including by decreasing our business flexibility, and will increase our interest expense.
We substantially increased our indebtedness in connection with the Bard acquisition, in comparison to our indebtedness on a historical basis. This could have the effect of, among other things, reducing our flexibility to respond to business challenges and opportunities, and increasing our interest expense.
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
Moreover, in the future we may be required to raise substantial additional financing to fund the repayment or refinancing of our indebtedness, acquisitions, or working capital, capital expenditures or other general corporate requirements. Our ability to arrange additional financing or refinancing will depend on, among other factors, our financial position and performance, as well as prevailing market conditions and other factors beyond our control. No assurance can be provided that we will be able to obtain additional financing or refinancing on terms acceptable to us or at all.
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
General Business Risks
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

Item  1B. Unresolved Staff Comments.
None.
Item 2.    Properties.
BD’s executive offices are located in Franklin Lakes, New Jersey. As of September 2020, BD owned or leased 323 facilities throughout the world, comprising approximately 25,205,525 square feet of manufacturing, warehousing, administrative and research facilities. The U.S. facilities, including those in Puerto Rico, comprise approximately 8,475,393 square feet of owned and 4,166,494 square feet of leased space. The international facilities comprise approximately 9,582,786 square feet of owned and 2,980,824 square feet of leased space. Sales offices and distribution centers included in the total square footage are also located throughout the world.
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
The U.S. facilities are located in Alabama, Arizona, California, Connecticut, Florida, Georgia, Illinois, Indiana, Maryland, Massachusetts, Minnesota, Missouri, Nebraska, New Jersey, New York, North Carolina, Ohio, Oklahoma, Oregon, Pennsylvania, Rhode Island, South Carolina, Tennessee, Texas, Utah, Virginia, Washington, D.C., Washington, and Puerto Rico.
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
- Latin America, which includes facilities in Argentina, Brazil, Chile, Colombia, the Dominican Republic, Mexico and Peru.
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

Name	Age	Position
Vincent A. Forlenza	67	Chairman since July 2012; Chief Executive Officer from October 2011 to January 2020; and President from January 2009 to April 2017.
Thomas E. Polen	47	Chief Executive Officer since January 2020; President since April 2017; Chief Operating Officer from October 2018 to January 2020; and Executive Vice President and President - Medical Segment from October 2014 to April 2017.
Simon D. Campion	49
Executive Vice President and President, Interventional Segment since September 2018; Worldwide President, BD Interventional - Surgery from December 2017 to September 2018; President, Davol (now part of our Surgery business), C.R. Bard, Inc. from July 2015 to December 2017; and prior thereto, Vice President and General Manager, Davol.

Alexandre Conroy	57	Executive Vice President and Chief Integrated Supply Chain Officer since February 2019; Worldwide President, Medication and Procedural Solutions from May 2017 to February 2019; and Executive Vice President and President, Europe, EMA and the Americas from June 2012 to May 2017.
Antoine Ezell	51
President, North America since October 2020; Executive Vice President and Chief Marketing Officer since January 2020; Vice President, Connected Care and Insulins, Eli Lilly and Company from January 2019 to January 2020; and prior thereto, Vice President, Enterprise Capabilities and Solutions, Eli Lilly; Chief Marketing Officer, Elanco Animal Health; and Chief Customer Officer, Eli Lilly.

Roland Goette	58	Executive Vice President and President, EMEA since May 2017; and President, Europe from October 2014 to May 2017.
Patrick K. Kaltenbach	57	Executive Vice President and President, Life Sciences Segment since May 2018; and Senior Vice President and President, Life Sciences and Applied Markets Group, Agilent Technologies, Inc. from November 2014 to April 2018. As previously announced, Mr. Kaltenbach will be leaving BD in January 2021.
Samrat S. Khichi	53	Executive Vice President, Public Policy and Regulatory Affairs since May 2019; Executive Vice President and General Counsel from December 2017 to May 2019; and Senior Vice President, General Counsel and Corporate Secretary, C.R. Bard, Inc. from July 2014 to December 2017.
Betty D. Larson	44	Executive Vice President, Human Resources, and Chief Human Resources Officer since July 2018; Senior Vice President of Human Resources, Interventional Segment from December 2017 to July 2018; and Vice President, Human Resources, C.R. Bard, Inc. from September 2014 to December 2017.
James Lim	56	Executive Vice President and President, Greater Asia since June 2012.
Alberto Mas	59	Executive Vice President and President - Medical Segment since June 2018; Executive Vice President and President - Life Sciences Segment from October 2016 to June 2018; and Worldwide President - Diagnostic Systems from October 2013 to October 2016.
Christopher R. Reidy	63	Executive Vice President, Chief Financial Officer and Chief Administrative Officer since July 2013.

PART II
Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
BD’s common stock is listed on the New York Stock Exchange under the symbol "BDX". As of October 31, 2020, there were approximately 12,656 shareholders of record.
The table below sets forth certain information regarding BD’s purchases of its common stock during the fiscal quarter ended September 30, 2020.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs(2)
July 1-31, 2020	1,144	$273.36	—	7,857,742
August 1-31, 2020	114	$261.53	—	7,857,742
September 1-30, 2020	—	—	—	7,857,742
Total	1,258	$272.29	—	7,857,742

(1)Includes shares purchased during the quarter in open market transactions by the trust relating to BD’s Deferred Compensation and Retirement Benefit Restoration Plan and 1996 Directors’ Deferral Plan.
(2)Represents shares available under the repurchase program authorized by the Board of Directors on September 24, 2013 for 10 million shares, for which there is no expiration date.

Item 6.    Selected Financial Data.
FIVE-YEAR SUMMARY OF SELECTED FINANCIAL DATA
Becton, Dickinson and Company

	Years Ended September 30
	2020	2019	2018	2017	2016
	Dollars in millions, except share and per share amounts
Operations
Revenues	$17,117	$17,290	$15,983	$12,093	$12,483
Gross Profit	7,577	8,288	7,269	5,965	6,018
Operating Income	1,484	1,760	1,509	1,522	1,481
Income Before Income Taxes	985	1,176	1,173	976	1,074
Income Tax Provision (Benefit)	111	(57)	862	(124)	97
Net Income	874	1,233	311	1,100	976
Basic Earnings Per Share	2.75	4.01	0.62	4.70	4.59
Diluted Earnings Per Share	2.71	3.94	0.60	4.60	4.49
Dividends Per Common Share	3.16	3.08	3.00	2.92	2.64
Financial Position
Total Assets	54,012	51,765	53,904	37,734	25,586
Total Long-Term Debt	17,224	18,081	18,894	18,667	10,550
Total Shareholders’ Equity	23,765	21,081	20,994	12,948	7,633
Additional Data
Average Common and Common Equivalent Shares Outstanding — Assuming Dilution (millions)	282.4	274.8	264.6	223.6	217.5

The results above include the net expense associated with specified items as detailed below. Additional discussion regarding the specified items in fiscal years 2020, 2019 and 2018 are provided in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	Years Ended September 30
Millions of dollars, except per share amounts	2020	2019	2018	2017	2016
Total specified items	$2,510	$2,749	$2,409	$1,466	$1,261
After-tax impact of specified items	$2,114	$2,127	$2,674	$971	$892
Impact of specified items on diluted earnings per share	$(7.49)	$(7.74)	$(10.11)	$(4.34)	$(4.10)
Dilutive impact from share issuances	$—	$—	$(0.30)	$(0.54)	$—

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

BD’s products are manufactured and sold worldwide. Our products are marketed in the United States and internationally through independent distribution channels and directly to end-users by BD and independent sales representatives. We organize our operations outside the United States as follows: Europe, EMA (which includes the Commonwealth of Independent States, the Middle East and Africa); Greater Asia (which includes countries in Greater China, Japan, South Asia, Southeast Asia, Korea, and Australia and New Zealand); Latin America (which includes Mexico, Central America, the Caribbean and South America); and Canada. We continue to pursue growth opportunities in emerging markets, which include the following geographic regions: Eastern Europe, the Middle East, Africa, Latin America and certain countries within Greater Asia. We are primarily focused on certain countries whose healthcare systems are expanding.
Strategic Objectives
BD remains focused on delivering durable growth and creating shareholder value, while making appropriate investments for the future. BD 2025, our current phase of value creation, is anchored in three key pillars: grow, simplify and empower. BD's management team aligns our operations and investments with these key strategic pillars through continuous focus on the following underlying objectives:
Grow
•Developing and maintaining a strong portfolio of leading products and solutions that address significant unmet clinical needs, improve outcomes, and reduce costs;
•Focusing on our core products, services and solutions that deliver greater benefits to patients, healthcare workers and researchers;
•Investing in research and development that will result in category innovation and a robust product pipeline;
•Leveraging our global scale to expand our reach in providing access to affordable medical technologies around the world, including emerging markets;
•Supplementing our internal growth through strategic acquisitions;
•Driving an efficient capital structure and strong shareholder returns.
Simplify
•Working across our supply chain to minimize environmental impacts;
•Creating more resilient operations based on an enterprise-wide renewable energy strategy;
•Reducing complexity across our manufacturing network and rationalizing our product portfolio;
•Enhancing our quality and risk management systems;
•Simplifying our internal business processes;
•Focusing on cash and expense management in order to improve operating effectiveness and balance sheet productivity.

Empower
•Fostering a purpose-driven culture with a focus on positive impact to all stakeholders–customers, patients, employees and communities;
•Improving our ability to serve customers and enhance customer experiences through the digitalization of internal processes and go-to-market approaches;
•Cultivating an inclusive work environment that welcomes and celebrates diverse talent and perspectives.
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
COVID-19 Pandemic Impacts and Response
A novel strain of coronavirus disease (“COVID-19”) was officially declared a pandemic by the World Health Organization (“WHO”) in March 2020. In efforts to slow and control the spread of COVID-19, governments around the world issued stay at home orders, travel restrictions as well as recommendations or mandates to avoid large gatherings or to self-quarantine. Many governments also instituted restrictions on certain businesses and their activities, particularly those that were deemed non-essential. These various measures led to a sudden and significant decline in economic activity within a number of countries worldwide. Although the global economy has shown signs of recovery, current economic data indicates that full recovery has stalled in some major economies. As further discussed below, disruptions resulting from the ongoing COVID-19 pandemic unfavorably impacted our results of operations in fiscal year 2020. While certain of our organizational units realized positive benefits to revenues from the pandemic, total consolidated revenues in 2020 were unfavorably impacted by an estimated net $600 million.
Our financial position has remained strong and we continue to generate operating cash flows that are sufficient to meet our short-term liquidity needs. We also further secured our financial flexibility during the economic downturn by increasing the commitments available under our revolving credit facility by $381 million and issuing $3.0 billion of equity securities. Our fiscal year 2020 debt and equity transactions are further discussed in Notes 3 and 16 to the consolidated financial statements contained in Item 8. Financial Statements and Supplementary Data. We believe that given our debt ratings and our capital allocation strategy, we would have access to additional short-term and long-term capital should the need arise. We have not observed any impairments of our assets due to the COVID-19 pandemic and its adverse impact on global economic activity in 2020.
As noted above, due to government restrictions and a shift in healthcare priorities, there was a significant decline in medical procedures that resulted in weakened demand for our products in our fiscal year 2020. A decline in procedure volumes across acute and non-acute settings led to a decline in demand for general medical devices. We also saw a deferral in elective procedures and delays in instrument placements relating to our medication management solutions, including Pyxis™. There was also a decrease in routine diagnostic testing and specimen collections, which was offset by demand for COVID-19 testing. Additionally, there was a decrease in research activity due to laboratory closures, delays in clinical trial enrollment and reduced clinical testing.
During the last half of our fiscal year 2020, we noted moderate recovery in the demand for certain products, including those products that are driven by the volume of elective procedures. However, demand for our products has not yet fully recovered and due to the continued, significant uncertainty that exists relative to the duration and overall impact of the COVID-19 pandemic, our future operating performance, particularly in the short-term, will be subject to volatility. The ultimate impact of the COVID-19 pandemic on our business, results of operations, financial condition and cash flows is dependent on future developments, which are uncertain at this time, including:
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

As part of our overall response to the COVID-19 pandemic, we have deployed our capabilities, expertise and scale to address critical health needs related to COVID-19 as follows:
•Our COVID-19 antigen detection test that can provide results in 15 minutes using a simple nasal swab and our portable BD VeritorTM Plus System was approved for Emergency Use Authorization by the U.S. Food and Drug Administration (“FDA”) and received the CE marking for use in the European Union.
•In addition to this immunoassay test, BD's portfolio of molecular solutions for COVID-19 testing includes three other tests that have been registered for use with our BD MaxTM molecular system.
•We have leveraged our category leading position as a manufacturer of needles and syringes to enter into partnerships with governments around the world to help prepare for a future COVID-19 vaccination campaign.

Additionally, we have been adhering to guidance provided by the WHO, as well as by health officials in various countries affected by the COVID-19 pandemic, to protect the health and safety of BD employees while ensuring continued availability of BD’s critical medical devices and technologies at this unprecedented time. We have worked closely with governmental officials to keep our manufacturing facilities (and those of our suppliers) open due to the essential nature of our products. Due to our enactment of business continuity plans, we have not experienced any significant disruption to our operations and supply chain to date. We also enacted certain cost containment measures to mitigate the unfavorable impact of the COVID-19 pandemic on our results of operations. Such actions have included travel restrictions, temporary reductions in executive compensation, a temporary suspension of matching contributions to certain voluntary defined contribution and other benefit plans, as well as temporary work reductions for certain manufacturing teams.
Further discussion regarding the impacts of the COVID-19 pandemic on our results in 2020 is provided below.
Summary of Financial Results
Worldwide revenues in 2020 of $17.117 billion decreased 1.0% from the prior-year period. This decrease reflected unfavorable impacts from foreign currency translation and price of approximately 1.0% and 0.2%, respectively. Volume increased by approximately 0.2%. We estimate that the COVID-19 pandemic reduced volume growth in 2020 by approximately 3.3%. Volume in 2020 reflected the following:
•The Medical segment’s revenues in 2020 reflected declines in the Medication Delivery Solutions, Medication Management Solutions and Diabetes Care units that were partially offset by growth in the Pharmaceutical Systems unit.
•The Life Sciences segment’s revenues in 2020 reflected growth that was driven by the Integrated Diagnostic Solutions unit’s sales related to COVID-19 diagnostic testing on the BD VeritorTM Plus and BD MaxTM Systems.
•Interventional segment revenues in 2020 were negatively impacted by decreased demand associated with the deferral of elective medical procedures as a result of the COVID-19 pandemic.

We continue to invest in research and development, geographic expansion, and new product market programs to drive further revenue and profit growth. Our ability to sustain our long-term growth will depend on a number of factors, including our ability to expand our core business (including geographical expansion), develop innovative new products, and continue to improve operating efficiency and organizational effectiveness. As discussed above, current global economic conditions are highly volatile due to the COVID-19 pandemic. In addition, pricing pressure exists globally which could adversely impact our businesses.
As noted above, our financial position remains strong, with cash flows from operating activities totaling $3.539 billion in 2020. At September 30, 2020, we had $2.937 billion in cash and equivalents and short-term investments, including restricted cash. We continued to return value to our shareholders in the form of dividends. During fiscal year 2020, we paid cash dividends of $1.026 billion, including $888 million paid to common shareholders and $137 million paid to preferred shareholders.

Each reporting period, we face currency exposure that arises from translating the results of our worldwide operations to the U.S. dollar at exchange rates that fluctuate from the beginning of such period. A stronger U.S. dollar in 2020, compared with 2019, resulted in an unfavorable foreign currency translation impact to our revenues and earnings during 2020.  We evaluate our results of operations on both a reported and a foreign currency-neutral basis, which excludes the impact of fluctuations in foreign currency exchange rates. As exchange rates are an important factor in understanding period-to-period comparisons, we believe the presentation of results on a foreign currency-neutral basis in addition to reported results helps improve investors’ ability to understand our operating results and evaluate our performance in comparison to prior periods. Foreign currency-neutral (“FXN”) information compares results between periods as if exchange rates had remained constant period-over-period. We use results on a foreign currency-neutral basis as one measure to evaluate our performance. We calculate foreign currency-neutral percentages by converting our current-period local currency financial results using the prior-period foreign currency exchange rates and comparing these adjusted amounts to our current-period results. These results should be considered in addition to, not as a substitute for, results reported in accordance with U.S. generally accepted accounting principles (“GAAP”). Results on a foreign currency-neutral basis, as we present them, may not be comparable to similarly titled measures used by other companies and are not measures of performance presented in accordance with U.S. GAAP.
Results of Operations
Medical Segment
The following summarizes Medical revenues by organizational unit:

				2020 vs. 2019			2019 vs. 2018
(Millions of dollars)	2020	2019	2018	Total Change	Estimated FX Impact	FXN Change	Total Change	Estimated FX Impact	FXN Change
Medication Delivery Solutions (a)	$3,555	$3,848	$3,627	(7.6)%	(1.4)%	(6.2)%	6.1%	(2.7)%	8.8%
Medication Management Solutions (a)	2,454	2,640	2,487	(7.1)%	(0.5)%	(6.6)%	6.2%	(1.0)%	7.2%
Diabetes Care	1,084	1,110	1,105	(2.4)%	(1.4)%	(1.0)%	0.5%	(2.4)%	2.9%
Pharmaceutical Systems	1,588	1,465	1,397	8.4%	(1.0)%	9.4%	4.8%	(3.4)%	8.2%
Total Medical revenues	$8,680	$9,064	$8,616	(4.2)%	(1.0)%	(3.2)%	5.2%	(2.3)%	7.5%

(a)The presentation of amounts in 2019 and 2018 reflects the reclassification of $11 million and $17 million, respectively, associated with the movement of certain products from the Medication Delivery Solutions unit to the Medication Management Solutions unit, which was effective on October 1, 2019.

The Medical segment’s revenues in 2020 reflected declines in the Medication Delivery Solutions, Medication Management Solutions and Diabetes Care units that were partially offset by growth in the Pharmaceutical Systems unit. The Medication Delivery Solutions unit's revenues in 2020 reflected an unfavorable impact relating to the COVID-19 pandemic due to a decline in healthcare utilization, particularly in the United States, China and Europe. As expected, the Medication Delivery Solutions unit's 2020 revenues in China were also unfavorably impacted by a new volume-based procurement process which has been adopted by several of China's provinces. The Medication Management Solutions unit's revenues in 2020 reflected a hold on U.S. shipments of BD AlarisTM infusion pumps pending compliance with certain 510(k) filing requirements of the FDA. This unfavorable impact was partially offset by international sales of infusion pumps and pandemic-related infusion pump orders placed in the United States with medical necessity certification. We continue to make progress on our regulatory filing related to the BD AlarisTM infusion pumps and we currently expect the filing to be made with the FDA either at the end of the second quarter or early in the third quarter of BD's fiscal year 2021. Fiscal year 2020 revenues in the Diabetes Care unit were unfavorably impacted by pricing pressures in the United States. The Pharmaceutical Systems unit’s revenues in 2020 reflected continued strength in demand for prefillable products.
The Medical segment's revenues in 2019 were favorably impacted by the inclusion of revenues associated with certain C.R. Bard, Inc. ("Bard") products within the Medication Delivery Solutions unit in the first quarter of fiscal year 2019 but not in the first quarter of the prior-year period as operating activities of Bard, which was acquired on December 29, 2017, were not included in our consolidated results of operations until January 1, 2018. The Medication Delivery Solution unit's 2019 revenues also reflected strong growth in global sales of vascular access devices. The Medication Management Solutions unit's revenues in 2019 reflected sales growth attributable to the installations of infusion and dispensing systems, as well as growth in sales of disposables. The Pharmaceutical Systems unit's 2019 revenue growth was driven by sales of prefillable products and self-injection systems. Strength in the Diabetes Care unit's sales of pen needles in emerging markets was partially offset by lower growth in U.S. sales.
Medical segment operating income was as follows:

(Millions of dollars)	2020	2019	2018
Medical segment operating income	$2,274	$2,824	$2,624

Segment operating income as % of Medical revenues	26.2%	31.2%	30.5%

As discussed in greater detail below, the Medical segment's operating income in 2020 was primarily driven by a decline in gross profit margin. Operating income in 2019 was driven by improved gross profit margin and operating expense performance.
•The Medical segment's gross profit margin in 2020 was lower compared with 2019 which reflected a charge to record a probable estimate of future costs associated with incremental remediation efforts relating to BD AlarisTM infusion pumps. Gross profit margin in 2020 also reflected unfavorable product mix and increased levels of manufacturing overhead costs that were recognized in the period, rather than capitalized within inventory, as a result of the COVID-19 pandemic. Unfavorable product mix in 2020 was also driven by the decline of sales in China due to the volume-based procurement process noted above. Gross profit margin in 2020 was also lower due to charges of $41 million recorded to write down the carrying value of certain fixed assets, primarily within the Medication Delivery Solutions and Pharmaceutical Systems units. These unfavorable impacts were partially offset by lower manufacturing costs resulting from continuous improvement projects which enhanced the efficiency of our operations. The Medical segment's gross profit margin in 2019 was higher as compared with 2018 primarily due to lower manufacturing costs resulting from continuous improvement projects which enhanced the efficiency of our operations. Additionally, the comparison of gross profit margin in 2019 with gross profit margin in 2018 reflected the unfavorable impacts in 2018 of a fair value step-up adjustment relating to Bard's inventory on the acquisition date and charges to write down the value of fixed assets, primarily in the Diabetes Care unit. These favorable impacts to the Medical segment's gross margin in 2019 were partially offset by unfavorable foreign currency translation, higher raw material costs and pricing pressures.
•Selling and administrative expense as a percentage of revenues in 2020 was slightly lower compared with 2019 primarily due to lower expenses resulting from cost containment measures. Selling and administrative expense as a percentage of revenues in 2019 was relatively flat compared with 2018.
•Research and development expense as a percentage of revenues was higher in 2020 which reflected the decline in revenues in 2020, as well as our continued commitment to drive innovation with new products and platforms. Research and development expense as a percentage of revenues was lower in 2019 compared with 2018 due to recent completion of projects and the timing of project spending.
•The Medical segment's income in 2019 additionally reflected the estimated cumulative costs of a product recall of $75 million recorded within Other operating expense, net. The recall related to a product component, which generally pre-dated our acquisition of CareFusion in fiscal year 2015, within the Medication Management Solutions unit's infusion systems platform.

Life Sciences Segment
The following summarizes Life Sciences revenues by organizational unit:

				2020 vs. 2019			2019 vs. 2018
(Millions of dollars)	2020	2019	2018	Total Change	Estimated FX Impact	FXN Change	Total Change	Estimated FX Impact	FXN Change
Integrated Diagnostic Solutions (a)
Preanalytical Systems	$1,487	$1,558	$1,553	(4.6)%	(1.5)%	(3.1)%	0.3%	(3.0)%	3.3%
Diagnostic Systems	$2,045	$1,547	$1,536	32.1%	(1.3)%	33.4%	0.7%	(2.6)%	3.3%
Total Integrated Diagnostic Solutions	$3,532	$3,106	$3,089	13.7%	(1.4)%	15.1%	0.5%	(2.8)%	3.3%
Biosciences	$1,143	$1,194	$1,241	(4.3)%	(0.8)%	(3.5)%	(3.8)%	(2.2)%	(1.6)%
Total Life Sciences revenues	$4,675	$4,300	$4,330	8.7%	(1.2)%	9.9%	(0.7)%	(2.6)%	1.9%

(a)Effective October 1, 2019, the Life Sciences segment's former Preanalytical Systems and Diagnostic Systems units were joined to create the new Integrated Diagnostic Solutions unit. Additional disclosures regarding this change are provided in Note 7 to the consolidated financial statements contained in Item 8. Financial Statements and Supplementary Data.

The Life Sciences segment's revenue growth in 2020 was driven by the Integrated Diagnostic Solutions unit's sales related to COVID-19 diagnostic testing on the BD VeritorTM Plus and BD MaxTM Systems. This growth in the Integrated Diagnostic Solutions unit was partially offset by pandemic-related declines in routine diagnostic testing and specimen collections. The Biosciences unit's revenues in 2020 reflected a decline in demand for instruments and reagents as routine research and clinical lab activity slowed due to the COVID-19 pandemic.
The Life Sciences segment's revenues in 2019 reflected continued strength in sales of the Preanalytical Systems unit's sales of core products in emerging markets. The Diagnostic Systems unit's 2019 revenues reflected growth in its BD MAXTM molecular platform as well as growth in sales of core microbiology products. This sales growth in the Diagnostic Systems unit was partially offset by an unfavorable comparison of the unit's U.S. revenues in 2019 to revenues in 2018, as the prior-year period benefited from a more severe influenza season. Revenues in the Biosciences unit in 2019 reflected growth in research reagent sales, as well as growth in U.S. research instrument sales, but were unfavorably impacted by the unit's divestiture of the Advanced Bioprocessing business. The Biosciences unit's results for 2018 included revenues associated with the Advanced Bioprocessing business of $106 million.
Life Sciences segment operating income was as follows:

(Millions of dollars)	2020	2019	2018
Life Sciences segment operating income	$1,405	$1,248	$1,207

Segment operating income as % of Life Sciences revenues	30.0%	29.0%	27.9%

As discussed in greater detail below, the Life Sciences segment's operating income in 2020 reflected improved operating expense performance, partially offset by a decline in gross profit margin. Operating income in 2019 was driven by improved gross profit margin and operating expense performance.
•The Life Sciences segment's gross profit margin as a percentage of revenues in fiscal year 2020 was lower compared with the 2019 which primarily reflected unfavorable product mix and increased levels of manufacturing overhead costs that were recognized in the period, rather than capitalized within inventory, as a result of the COVID-19 pandemic. Gross margin in 2020 was also unfavorably impacted by a charge of $39 million recorded to write down the carrying value of certain intangible assets in the Biosciences unit and charges of $17 million recorded to write down fixed assets in the Integrated Diagnostic Solutions unit. These unfavorable impacts were partially offset by a favorable impact on product mix from the Integrated Diagnostic Solutions unit's sales related to COVID-19 testing. The Life Sciences segment's gross profit margin as a percentage of revenues in fiscal year 2019 was relatively flat compared with gross margin in 2018. Gross margin in 2019 was favorably impacted by lower manufacturing costs resulting from continuous improvement projects which enhanced the efficiency of our operations, as well as by the unfavorable prior-year impact of the Biosciences unit's write-down of certain intangible and other assets. These favorable impacts to gross margin in 2019 were offset by unfavorable foreign currency translation and higher raw material costs.
•Selling and administrative expense as a percentage of Life Sciences revenues in 2020 was lower compared to 2019 primarily due to the increase in revenues that was attributable to COVID-19 testing. Lower selling and administrative expense as a percentage of revenues in 2020 was also the result of expense synergies realized from the combination of the Preanalytical Systems and Diagnostic Systems units, as noted above, and lower expenses resulting from cost containment measures. Selling and administrative expense as a percentage of Life Sciences revenues in 2019 was lower compared to 2018 primarily due to reduced general and administrative spending.
•Research and development expense as a percentage of revenues in 2020 was flat compared with 2019 as the increase in revenues that was attributable to COVID-19 testing was largely offset by investments in COVID-19 testing solutions. Research and development expense as a percentage of revenues in 2019 was lower compared with 2018 primarily due to the Biosciences unit's recognition of write-downs in the prior-year period and also due to the timing of project spending.
Interventional Segment
The following summarizes Interventional revenues by organizational unit:

				2020 vs. 2019			2019 vs. 2018
(Millions of dollars)	2020	2019	2018	Total Change	Estimated FX Impact	FXN Change	Total Change	Estimated FX Impact	FXN Change
Surgery (a)	$1,121	$1,242	$1,022	(9.7)%	(0.3)%	(9.4)%	21.5%	(1.2)%	22.7%
Peripheral Intervention (a)	1,511	1,574	1,239	(4.0)%	(0.9)%	(3.1)%	27.1%	(2.6)%	29.7%
Urology and Critical Care (a)	1,130	1,110	777	1.8%	(0.2)%	2.0%	43.0%	(1.4)%	44.4%
Total Interventional revenues	$3,762	$3,926	$3,037	(4.2)%	(0.5)%	(3.7)%	29.3%	(1.8)%	31.1%

(a)The presentation of amounts in 2019 and 2018 reflects the reclassification of $185 million and $194 million, respectively, associated with the movement of certain products from the Surgery unit and the Urology and Critical Care unit to the Peripheral Intervention unit, which was effective on October 1, 2019.
The Interventional segment's revenues in 2020, particularly within the Surgery and Peripheral Intervention units, were negatively impacted by decreased demand associated with the deferral of elective medical procedures as a result of the COVID-19 pandemic. Pandemic-related revenue declines in the Urology and Critical Care unit were offset by demand for the unit's home care and targeted temperature management businesses.
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
Interventional segment operating income was as follows:

(Millions of dollars)	2020	2019	2018
Interventional segment operating income	$724	$903	$306

Segment operating income as % of Interventional revenues	19.2%	23.0%	10.1%

As discussed in greater detail below, the Interventional segment's operating income in 2020 was primarily driven by a decline in gross profit margin. Operating income in 2019 was driven by improved gross profit margin and operating expense performance.
•Gross profit margin was lower in 2020 as compared with 2019 primarily due to unfavorable product mix and increased levels of manufacturing overhead costs that were recognized in the period, rather than capitalized within inventory, as a result of the COVID-19 pandemic. Gross profit margin was higher in 2019 as compared with 2018 primarily due to the unfavorable prior-year impact of recognizing a fair value step-up adjustment relating to Bard's inventory on the acquisition date and lower manufacturing costs resulting from continuous improvement projects, which enhanced the efficiency of our operations, and synergy initiatives. These favorable impacts to the Interventional segment's gross margin were partially offset by unfavorable product mix and unfavorable foreign currency translation.
•Selling and administrative expense as a percentage of revenues in 2020 was lower compared with 2019 primarily due to lower expenses resulting from cost containment measures. Selling and administrative expense as a percentage of revenues in 2019 was relatively flat compared with 2018.
•Lower research and development expense as a percentage of revenues in 2020 as compared with 2019 primarily reflected the prior-period impact of a write-down recorded by the Surgery unit. This write-down drove higher research and development expense as a percentage of revenues in 2019 as compared with 2018.
•The Interventional segment's lower income in 2020 additionally reflected the expiration in 2019 of a royalty income stream acquired in the Bard transaction.
Geographic Revenues
BD’s worldwide revenues by geography were as follows:

				2020 vs. 2019			2019 vs. 2018
(Millions of dollars)	2020	2019	2018	Total Change	Estimated FX Impact	FXN Change	Total Change	Estimated FX Impact	FXN Change
United States	$9,716	$9,730	$8,768	(0.1)%	—	(0.1)%	11.0%	—	11.0%
International	7,401	7,560	7,215	(2.1)%	(2.2)%	0.1%	4.8%	(5.0)%	9.8%
Total revenues	$17,117	$17,290	$15,983	(1.0)%	(1.0)%	—%	8.2%	(2.3)%	10.5%

U.S. revenues in 2020 were relatively flat compared with 2019 as the Life Sciences segment's Integrated Diagnostic Solutions unit's sales related to COVID-19 diagnostic testing largely offset the declines noted above for the Medical segment's Medication Management Solutions and Medication Delivery Solutions units, as well as for the Interventional segment's Surgery and Peripheral Intervention units.
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
International revenues in 2020 were favorably impacted by sales in the Medical segment's Pharmaceutical Systems and Medication Management Solutions units as well as by sales in the Life Sciences segment's Integrated Diagnostic Solutions unit, as discussed further above. International revenues in 2020 were unfavorably impacted by revenue declines in China and Europe for the Medical segment's Medication Delivery Solutions unit, as previously discussed.
International revenue growth in 2019 reflected growth in all three segments. International revenues in 2019 were favorably impacted by the inclusion of revenues associated with Bard's products in results for the first quarter of fiscal year 2019, as noted above. Fiscal year 2019 international revenue growth was also driven by sales in the Medical segment's Medication Delivery Solutions and Pharmaceutical Systems units as well as by sales in the Life Sciences segment's Diagnostic Systems and Preanalytical Systems units.
    Emerging market revenues were $2.42 billion, $2.71 billion and $2.53 billion in 2020, 2019 and 2018, respectively. Foreign currency translation unfavorably impacted emerging market revenues in 2020 and 2019 by an estimated $100 million and $155 million, respectively. Revenues in emerging markets in 2020 were unfavorably impacted by a decline in healthcare utilization as a result of the COVID-19 pandemic. As previously discussed above, revenues in our Medication Delivery Solutions unit were also unfavorably impacted by a new volume-based procurement process which has been adopted by several of China's provinces. To date, the impact of these procurement initiatives to our revenues in China has been limited to our Medication Delivery Solutions unit. Emerging market revenue growth in 2019 was favorably impacted by the inclusion of revenues associated with Bard's products in our results for the first quarter of fiscal year 2019, as noted above. Underlying growth in 2019 was particularly driven by sales in China and EMA.
Specified Items
Reflected in the financial results for 2020, 2019 and 2018 were the following specified items:

(Millions of dollars)	2020	2019	2018
Integration costs (a)	$214	$323	$344
Restructuring costs (a)	95	180	344
Transaction costs (a)	1	1	56
Financing costs (b)	—	—	49
Purchase accounting adjustments (c)	1,356	1,499	1,733
Transaction gain/loss, product and other litigation-related matters (d)	631	646	—
Investment gains/losses and asset impairments (e)	100	17	(151)
European regulatory initiative-related costs (f)	106	51	—
Impacts of debt extinguishment	8	54	16
Hurricane recovery-related impacts	—	(24)	17
Total specified items	2,510	2,749	2,409
Less: tax impact of specified items and tax reform (g)	395	622	(265)
After-tax impact of specified items	$2,114	$2,127	$2,674

(a)Represents integration, restructuring and transaction costs, recorded in Acquisitions and other restructurings, which are further discussed below.
(b)Represents financing impacts associated with the Bard acquisition, which were recorded in Interest income and Interest expense.
(c)Includes amortization and other adjustments related to the purchase accounting for acquisitions impacting identified intangible assets and valuation of fixed assets and debt. BD’s amortization expense is primarily recorded in Cost of products sold. The amount in 2018 also included fair value step-up adjustments of $478 million relating to Bard's inventory on the acquisition date.
(d)Includes amounts recorded to Other operating expense, net to record product liability reserves, including related legal defense costs, as further discussed below. The amount in 2020 also includes net charges, which were recorded to Cost of products sold and Other income, net, related to the estimates of probable future product remediation costs. Additional items recorded to Other operating expense, net in

2019 included the estimated cumulative costs of a product recall, as well as the pre-tax gain related to BD's sale of its Advanced Bioprocessing business.
(e)The amounts in 2020, 2019 and 2018 included total charges of $98 million, $30 million and $139 million, respectively, recorded in Cost of products sold and Research and development expense to write down the carrying value of certain assets, as previously noted in the segment operating income discussions above. The amount in 2019 also included an unrealized gain of $13 million recorded within Other income, net relating to an investment. The amount in 2018 also included a net income amount of $303 million recorded to Other income, net related to BD's sale of its non-controlling interest in Vyaire Medical.
(f)Represents costs required to develop processes and systems to comply with emerging regulations such as the European Union Medical Device Regulation ("EUMDR") and General Data Protection Regulation ("GDPR"). These costs were recorded in Cost of products sold and Research and development expense.
(g)The amounts in 2019 and 2018 included additional tax (benefit) expense, net, of $(50) million and $640 million, respectively relating to new U.S. tax legislation which is further discussed in Note 17 to the consolidated financial statements contained in Item 8. Financial Statements and Supplementary Data.
Gross Profit Margin
The comparison of gross profit margins in 2020 and 2019 and the comparison of gross profit margins in 2019 and 2018 reflected the following impacts:

	2020	2019
Gross profit margin % prior-year period	47.9%	45.5%
Impact of purchase accounting adjustments, asset write-downs and other specified items	(2.0)%	2.9%
Operating performance	(1.5)%	0.1%
Foreign currency translation	(0.1)%	(0.6)%
Gross profit margin % current-year period	44.3%	47.9%

The impacts of purchase accounting adjustments and other specified items include the following:
•The impact in 2020 includes a net full-year charge of $244 million to record a probable estimate of future costs within the Medication Management Solutions unit associated with remediation efforts related to BD AlarisTM infusion pumps. Based on the course of our remediation efforts, it is possible that this estimate could change over time. Any remediation actions will continue to be guided by our proactive commitment to patient safety and we will work closely with our customers to minimize the disruption of patient care.
•The impact in 2020 also includes $59 million of charges that were recorded to write down the carrying value of certain fixed assets in the Medical and Life Sciences segments, as discussed further above, and a $39 million charge to write down the carrying value of certain intangible assets in the Biosciences unit.
•The impact of purchase accounting adjustments and other specified items in 2019 was favorable due to a comparison to 2018, which included the recognition of fair value step-up adjustments relating to Bard's inventory on the acquisition date, as well as write-downs of certain assets in the Biosciences and Diabetes Care units in 2018 as further discussed above.
Operating performance in 2020 primarily reflected unfavorable product mix and increased levels of manufacturing overhead costs that were recognized in the period, rather than capitalized within inventory, as a result of the COVID-19 pandemic. The higher levels of manufacturing overhead costs incurred in the current-year periods were driven, to a large extent, by the impact of lower plant utilization in our highly automated manufacturing sites. These unfavorable impacts to operating performance were partially offset by the favorable impact on product mix from the Integrated Diagnostic Solutions unit's sales related to COVID-19 testing, as further discussed above, as well as by lower manufacturing costs resulting from continuous operations improvement projects and synergy initiatives.

The operating performance impact in 2019 reflected lower manufacturing costs resulting from the continuous improvement projects and synergy initiatives, as well as the favorable impact of Bard on product mix. Operating performance in 2019 was unfavorably impacted by higher raw material costs and unfavorable product mix.
Operating Expenses
Operating expenses in 2020, 2019 and 2018 were as follows:

				Increase (decrease) in basis points
(Millions of dollars)	2020	2019	2018	2020 vs. 2019	2019 vs. 2018
Selling and administrative expense	$4,325	$4,332	$4,016
% of revenues	25.3%	25.1%	25.1%	20	—

Research and development expense	$1,096	$1,062	$1,004
% of revenues	6.4%	6.1%	6.3%	30	(20)

Acquisitions and other restructurings	$309	$480	$740

Other operating expense, net	$363	$654	$—

Selling and administrative
Slightly higher selling and administrative expense as a percentage of revenues in 2020 compared with 2019 reflected the decline in revenues in 2020, higher shipping costs as a result of expedited shipments relating to COVID-19, as well as $25 million of funding for the BD Foundation. These unfavorable impacts were partially offset by lower selling expenses and favorable foreign currency translation. Selling and administrative spending in 2020 reflected our ongoing focus on disciplined spending and the achievement of cost synergies resulting from our acquisition of Bard, as well as cost containment measures we enacted to mitigate the impact of the COVID-19 pandemic on our results of operations. Selling and administrative expense as a percentage of revenues in 2019 was flat compared with 2018 as higher revenues and the achievement of cost synergies offset the impact of higher selling and general administrative costs attributable to Bard, which had a higher selling and administrative spending profile than BD, in our results for the first quarter of fiscal year 2019, as noted above.
Research and development
Research and development expense as a percentage of revenues in 2020 was higher compared with 2019 primarily due to investments in compliance with emerging regulations and investments in COVID-19 testing solutions, as further discussed above. Research and development expense as a percentage of revenues in 2019 was relatively flat compared with 2018. Spending in 2020, 2019 and 2018 reflected our continued commitment to invest in new products and platforms. As further discussed above, expenses in 2019 included certain write-down charges in the Surgery unit and expenses in 2018 included write-down charges in the Biosciences unit.
Acquisitions and other restructurings
Costs relating to acquisitions and other restructurings in 2020 and 2019 largely represented integration and restructuring costs incurred due to our acquisition of Bard in the first quarter of fiscal year 2018. Restructuring costs in 2020 also included costs related to simplification and other cost saving initiatives. Costs relating to acquisitions and other restructurings in 2018 also included integration and restructuring costs related to our fiscal year 2015 CareFusion acquisition and portfolio rationalization initiatives. For further disclosures regarding the costs relating to acquisitions and other restructurings, refer to Notes 10 and 12 to the consolidated financial statements contained in Item 8. Financial Statements and Supplementary Data.
Other operating expense, net
Other operating expense in 2020 primarily represents charges of $378 million to record product liability reserves, including related legal defense costs. Net other operating expense in 2019 included charges of approximately $914 million relating to product liability matters, a charge to record the estimated cost of $75 million relating to a product recall in the Medical segment, as further discussed above, and a pre-tax gain of $336 million recognized on BD's sale of its Advanced Bioprocessing business. Additional disclosures regarding the product liability matters and divestiture transaction are provided in Notes 5 and 11, respectively, to the consolidated financial statements contained in Item 8. Financial Statements and Supplementary Data.

Net Interest Expense

(Millions of dollars)	2020	2019	2018
Interest expense	$(528)	$(639)	$(706)
Interest income	7	12	65
Net interest expense	$(521)	$(627)	$(641)

Lower interest expense in 2020 and 2019 compared with the prior-year periods reflected debt repayments during fiscal year 2019, as well as lower overall interest rates on debt outstanding as a result of refinancing activities. The decrease in interest expense in 2019 compared with 2018 also reflected higher fees incurred in 2018 to draw from a term loan facility we entered in September 2018. Additional disclosures regarding our financing arrangements and debt instruments are provided in Note 16 to the consolidated financial statements contained in Item 8. Financial Statements and Supplementary Data.
The decrease in interest income in 2019 compared with 2018 reflected higher levels of cash on hand in the first quarter of fiscal year 2018 in anticipation of closing the Bard acquisition at the end of the quarter.
Income Taxes
The income tax rates in 2020, 2019 and 2018 were as follows:

	2020	2019	2018
Effective income tax rate	11.3%	(4.8)%	73.5%

Impact, in basis points, from specified items and tax reform	(320)	(1,920)	5,680

The impact from specified items in 2020 was less favorable compared with the benefit associated with specified items in 2019. The effective income tax rate in 2019 reflected a favorable impact relating to the timing of certain discrete items, as well as the recognition of $50 million of tax benefit recorded for the impacts of U.S. tax legislation that was enacted in December 2017, compared with additional tax expense of $640 million that was recognized as a result of this legislation in 2018. For further disclosures regarding our accounting for this U.S. tax legislation, refer to Note 17 to the consolidated financial statements contained in Item 8. Financial Statements and Supplementary Data.

Net Income and Diluted Earnings per Share
Net Income and Diluted Earnings per Share in 2020, 2019 and 2018 were as follows:

	2020	2019	2018
Net income (Millions of dollars)	$874	$1,233	$311
Diluted Earnings per Share	$2.71	$3.94	$0.60

Unfavorable impact-specified items	$(7.49)	$(7.74)	$(10.11)
(Unfavorable) favorable impact-foreign currency translation	$(0.15)	$(0.62)	$0.32
Dilutive impact from share issuances	$—	$—	$(0.30)

The dilutive impact from share issuances in 2018 represents the impact of BD shares issued in connection with the Bard acquisition. Our equity transactions and the Bard acquisition are further discussed in Notes 3 and 10 to the consolidated financial statements contained in Item 8. Financial Statements and Supplementary Data.

Financial Instrument Market Risk
We selectively use financial instruments to manage market risk, primarily foreign currency exchange risk and interest rate risk relating to our ongoing business operations. The counterparties to these contracts are highly rated financial institutions. We do not enter into financial instruments for trading or speculative purposes.
Foreign Exchange Risk
BD and its subsidiaries transact business in various foreign currencies throughout Europe, Greater Asia, Canada and Latin America. We face foreign currency exposure from the effect of fluctuating exchange rates on payables and receivables relating to transactions that are denominated in currencies other than our functional currency. These payables and receivables primarily arise from intercompany transactions. We hedge substantially all such exposures, primarily through the use of forward contracts. We also face currency exposure that arises from translating the results of our worldwide operations, including sales, to the U.S. dollar at exchange rates that have fluctuated from the beginning of a reporting period. From time to time, we may purchase forward contracts and options to hedge certain forecasted transactions that are denominated in foreign currencies in order to partially protect against a reduction in the value of future earnings resulting from adverse foreign exchange rate movements. Gains or losses on derivative instruments are largely offset by the gains or losses on the underlying hedged transactions. We did not enter into contracts to hedge cash flows against foreign currency fluctuations in fiscal year 2020 or 2019.
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
With respect to the foreign currency derivative instruments outstanding at September 30, 2020 and 2019, the impact that changes in the U.S. dollar would have on pre-tax earnings was estimated as follows:

	Increase (decrease)
(Millions of dollars)	2020	2019
10% appreciation in U.S. dollar	$(52)	$(16)
10% depreciation in U.S. dollar	$52	$16
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
The impact that changes in interest rates would have on interest rate derivatives outstanding at September 30, 2020 and 2019, as well as the effect that changes in interest rates would have on our earnings or cash flows over a one-year period, based upon our overall interest rate exposure, were estimated as follows:

	Increase (decrease) to fair value of interest rate derivatives outstanding		Increase (decrease) to earnings or cash flows
(Millions of dollars)	2020	2019	2020	2019
10% increase in interest rates	$13	$19	$—	$(4)
10% decrease in interest rates	$(14)	$(19)	$—	$4
Liquidity and Capital Resources

The following table summarizes our consolidated statement of cash flows in 2020, 2019 and 2018:

(Millions of dollars)	2020	2019	2018
Net cash provided by (used for)
Operating activities	$3,539	$3,330	$2,865
Investing activities	$(1,232)	$(741)	$(15,733)
Financing activities	$22	$(3,223)	$(58)
Net Cash Flows from Operating Activities

Cash flows from operating activities in 2020 reflected net income, adjusted by a change in operating assets and liabilities that was a net source of cash. This net source of cash primarily reflected higher levels of accounts payable and accrued expenses and lower levels of prepaid expenses, partially offset by higher levels of inventory and trade receivables.

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

Cash flows from operating activities in 2018 reflected net income, adjusted by a change in operating assets and liabilities that was a net source of cash. This net source of cash primarily reflected higher levels of accounts payable and accrued expenses, primarily due to higher income taxes payable as a result of new U.S. tax legislation , as well as lower levels of inventory, partially offset by higher levels of trade receivables. The change in cash flows from operating activities in 2018 also reflected a change to deferred tax asset and liability balances which were remeasured under new tax legislation, which is further discussed in Note 17 to the consolidated financial statements contained in Item 8. Financial Statements and Supplementary Data. The change in cash flows from operating activities in 2018 additionally reflected discretionary cash contributions of $287 million to fund our pension obligation.

Net Cash Flows from Investing Activities
Capital expenditures

Our investments in capital expenditures are focused on projects that enhance our cost structure and manufacturing capabilities, and support our strategy of geographic expansion with select investments in growing markets. Capital expenditures of $810 million, $957 million and $895 million in 2020, 2019 and 2018, respectively, primarily related to manufacturing capacity expansions. Details of spending by segment are contained in Note 7 to the consolidated financial statements contained in Item 8. Financial Statements and Supplementary Data.
Acquisitions
Cash outflows for acquisitions in 2020 primarily reflected our acquisition of Straub Medical AG in the third quarter of 2020. Cash outflows for acquisitions in 2018 primarily related to our acquisition of Bard. For further discussion regarding the Bard acquisition, refer to Note 10 to the consolidated financial statements contained in Item 8. Financial Statements and Supplementary Data.
Divestitures
Cash inflows relating to divestitures in 2019 and 2018 were $477 million and $534 million, respectively. For further discussion, refer to Note 11 to the consolidated financial statements contained in Item 8. Financial Statements and Supplementary Data.
Net Cash Flows from Financing Activities
Net cash from financing activities in 2020, 2019 and 2018 included the following significant cash flows:

(Millions of dollars)	2020	2019	2018
Cash inflow (outflow)
Change in credit facility borrowings	$(485)	$485	$—
Proceeds from long-term debt and term loans	$3,389	$2,224	$5,086
Payments of debt and term loans	$(4,664)	$(4,744)	$(3,996)
Proceeds from issuances of equity securities	$2,917	$—	$—
Dividends paid	$(1,026)	$(984)	$(927)

Additional disclosures regarding the equity and debt-related financing activities detailed above are provided in Notes 3 and 16 to the consolidated financial statements contained in Item 8. Financial Statements and Supplementary Data.

Debt-Related Activities

Certain measures relating to our total debt were as follows:

	2020	2019	2018
Total debt (Millions of dollars)	$17,931	$19,390	$21,496

Short-term debt as a percentage of total debt	3.9%	6.8%	12.1%
Weighted average cost of total debt	2.8%	2.9%	3.2%
Total debt as a percentage of total capital (a)	41.3%	45.6%	47.8%
(a) Represents shareholders’ equity, net non-current deferred income tax liabilities, and debt.

The decreases in our total debt at September 30, 2020 and September 30, 2019 reflected repayments and redemptions of certain notes, partially offset by issuances of long-term notes in 2020 and 2019. Additional disclosures regarding our debt instruments are provided in Note 16 to the consolidated financial statements contained in Item 8. Financial Statements and Supplementary Data.

Cash and Short-term Investments
At September 30, 2020, total worldwide cash and short-term investments were $2.937 billion, including restricted cash, which were largely held in the United States.
Financing Facilities
We have a five-year senior unsecured revolving credit facility in place which will expire in December 2022. The facility agreement includes a provision that enabled BD, subject to additional commitments made by the lenders, to access up to an additional $500 million in financing through the facility for a maximum aggregate commitment of $2.75 billion. In April 2020, we entered into a supplement to the facility agreement which increased the revolving commitments available under the facility by $381 million. As such, borrowings provided for under the agreement increased from $2.25 billion to $2.63 billion. We are also able to issue up to $100 million in letters of credit under this revolving credit facility. We use proceeds from this facility to fund general corporate needs. There were no borrowings outstanding under the revolving credit facility at September 30, 2020.
The agreement for our revolving credit facility and the supplement entered into in April 2020 contained the following financial covenants. We were in compliance with these covenants as of September 30, 2020.
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
◦3.75-to-1 thereafter.

In March 2020, we entered into a 364-day senior unsecured term loan facility with borrowing capacity available of $2.0 billion. During the third quarter of fiscal year 2020, we repaid $1.9 billion of borrowings outstanding under this term loan with cash on hand and terminated the facility. We also have informal lines of credit outside the United States. We may, from time to time, access the commercial paper market as we manage working capital over the normal course of our business activities. We had no commercial paper borrowings outstanding as of September 30, 2020. Also over the normal course of our business activities, we transfer certain trade receivable assets to third parties under factoring agreements. Additional disclosures regarding these sales of trade receivable assets are provided in Note 15 to the consolidated financial statements contained in Item 8. Financial Statements and Supplementary Data.

Access to Capital and Credit Ratings
Our corporate credit ratings with the rating agencies Standard & Poor's Ratings Services ("S&P"), Moody's Investor Service (Moody's) and Fitch Ratings ("Fitch") were as follows at September 30, 2020:

	S&P	Moody’s	Fitch
Ratings:
Senior Unsecured Debt	BBB	Ba1	BBB-
Commercial Paper	A-2	NP
Outlook	Negative	Positive	Stable

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
Contractual Obligations
In the normal course of business, we enter into contracts and commitments that obligate us to make payments in the future. The table below sets forth BD’s significant contractual obligations and related scheduled payments as of September 30, 2020:

	Total	2021	2022 to 2023	2024 to 2025	2026 and Thereafter
	(Millions of dollars)
Short-term debt	$708	$708	$—	$—	$—
Long-term debt (a)	23,303	491	6,385	4,369	12,057
Operating leases	489	115	159	73	142
Purchase obligations (b)	1,436	1,248	183	5	—
Unrecognized tax benefits (c)	—	—	—	—	—
Total (d)	$25,936	$2,562	$6,727	$4,446	$12,200

(a)Long-term debt obligations include expected principal and interest obligations.
(b)Purchase obligations are for purchases made in the normal course of business to meet operational and capital requirements.
(c)Unrecognized tax benefits at September 30, 2020 of $620 million were all long-term in nature. Due to the uncertainty related to the timing of the reversal of these tax positions, the related liability has been excluded from the table.
(d)Required funding obligations for 2021 relating to pension and other postretirement benefit plans are not expected to be material.
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
Our agreements with customers within certain organizational units including Medication Management Solutions, Integrated Diagnostic Solutions and Biosciences, contain multiple performance obligations including both products and certain services noted above. Determining whether products and services are considered distinct performance obligations that should be accounted for separately may require judgment. The transaction price for these agreements is allocated to each performance obligation based upon its relative standalone selling price. Standalone selling price is the amount at which we would sell a promised good or service separately to a customer. We generally estimate standalone selling prices using list prices and a consideration of typical discounts offered to customers. The use of alternative estimates could result in a different amount of revenue deferral.
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

We assess goodwill for impairment at the reporting unit level, which is defined as an operating segment or one level below an operating segment, referred to as a component. Our reporting units generally represent one level below reporting segments. Potential impairment of goodwill is generally identified by comparing the fair value of a reporting unit with its carrying value. Our annual goodwill impairment test performed on July 1, 2020 did not result in any impairment charges, as the fair value of each reporting unit exceeded its carrying value.
We generally use the income approach to derive the fair value for impairment assessments. This approach calculates fair value by estimating future cash flows attributable to the assets and then discounting these cash flows to a present value using a risk-adjusted discount rate. We selected this method because we believe the income approach most appropriately measures the value of our income producing assets. This approach requires significant management judgment with respect to future volume, revenue and expense growth rates, changes in working capital use, appropriate discount rates, terminal values and other assumptions and estimates. The estimates and assumptions used are consistent with BD’s business plans. The use of alternative estimates and assumptions could increase or decrease the estimated fair value of the asset. Actual results may differ from management’s estimates.
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
We have reviewed our needs in the United States for possible repatriation of undistributed earnings of our foreign subsidiaries and we continue to invest foreign subsidiaries earnings outside of the United States to fund foreign investments or meet foreign working capital and property, plant and equipment expenditure needs. As a result, we are permanently reinvested with respect to all of our historical foreign earnings as of September 30, 2020. Additional disclosures regarding our accounting for income taxes are provided in Note 17 to the consolidated financial statements contained in Item 8. Financial Statements and Supplementary Data.

Contingencies
We are involved, both as a plaintiff and a defendant, in various legal proceedings that arise in the ordinary course of business, including, without limitation, product liability and environmental matters, as further discussed in Note 5 to the consolidated financial statements contained in Item 8. Financial Statements and Supplementary Data. We assess the likelihood of any adverse judgments or outcomes to these matters as well as potential ranges of probable losses. We establish accruals to the extent probable future losses are estimable (in the case of environmental matters, without considering possible third-party recoveries). A determination of the amount of accruals for these contingencies is made after careful analysis of each individual matter. When appropriate, the accrual is developed with the consultation of outside counsel and, as in the case of certain mass tort litigation, the expertise of an actuarial specialist regarding the nature, timing and extent of each matter. The accruals may change in the future due to new developments in each matter or changes in our litigation strategy. We record expected recoveries from product liability insurance carriers or other parties when realization of recovery is deemed probable.
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
Benefit Plans
We have significant net pension and other postretirement and postemployment benefit obligations that are measured using actuarial valuations which include assumptions for the discount rate and the expected return on plan assets. These assumptions have a significant effect on the amounts reported. In addition to the analysis below, see Note 9 to the consolidated financial statements contained in Item 8. Financial Statements and Supplementary Data for additional discussion.
The discount rate is selected each year based on investment grade bonds and other factors as of the measurement date (September 30). Specifically for the U.S. pension plan, we will use a discount rate of 2.80% for 2021, which was based on an actuarially-determined, company-specific yield curve to measure liabilities as of the measurement date. To calculate the pension expense in 2021, we will apply the individual spot rates along the yield curve that correspond with the timing of each future cash outflow for benefit payments in order to calculate interest cost and service cost. Additional disclosures regarding the method to be used in calculating the interest cost and service cost components of pension expense for 2021 are provided in Note 9 to the consolidated financial statements contained in Item 8. Financial Statements and Supplementary Data. The expected long-term rate of return on plan assets assumption, although reviewed each year, changes less frequently due to the long-term nature of the assumption. This assumption does not impact the measurement of assets or liabilities as of the measurement date; rather, it is used only in the calculation of pension expense. To determine the expected long-term rate of return on pension plan assets, we consider many factors, including our historical assumptions compared with actual results; benchmark data; expected returns on various plan asset classes, as well as current and expected asset allocations. We will use a long-term expected rate of return on plan assets assumption of 6.25% for the U.S. pension plan in 2021. We believe our discount rate and expected long-term rate of return on plan assets assumptions are appropriate based upon the above factors.
Sensitivity to changes in key assumptions for our U.S. pension and other postretirement and postemployment plans are as follows:
•Discount rate — A change of plus (minus) 25 basis points, with other assumptions held constant, would have an estimated $12 million favorable (unfavorable) impact on the total U.S. net pension and other postretirement and postemployment benefit plan costs. This estimate assumes no change in the shape or steepness of the company-specific yield curve used to plot the individual spot rates that will be applied to the future cash outflows for future benefit payments in order to calculate interest and service cost.
•Expected return on plan assets — A change of plus (minus) 25 basis points, with other assumptions held constant, would have an estimated $5 million favorable (unfavorable) impact on U.S. pension plan costs.

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
•Any impact of the COVID-19 pandemic on our business, including, without limitation, continued decreases in the demand for our products or disruptions to our operations and our supply chain, and factors that could impact the demand and pricing for our COVID-19 diagnostics testing.
•Weakness in the global economy and financial markets, which could increase the cost of operating our business, weaken demand for our products and services, negatively impact the prices we can charge for our products and services, or impair our ability to produce our products.
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
•Risks relating to the significant additional indebtedness we incurred in connection with the financing of the Bard acquisition and the impact it may have on our ability to operate the combined company.
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
•Security breaches of our information systems or our products, which could impair our ability to conduct business, result in the loss of BD trade secrets or otherwise compromise sensitive information of BD or its customers, suppliers and other business partners, or of customers' patients, or result in product efficacy or safety concerns for certain of our products, and result in actions by regulatory bodies or civil litigation.
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
•Pending and potential future litigation or other proceedings asserting, and/or subpoenas seeking information with respect to, alleged violations of law (including in connection with federal and/or state healthcare programs (such as Medicare or Medicaid) and/or sales and marketing practices (such as investigative subpoenas and the civil investigative demands received by BD and Bard)), antitrust claims, securities law claims, product liability (which may involve lawsuits seeking class action status or seeking to establish multi-district litigation proceedings, including claims relating to our hernia repair implant products, surgical continence products for women and vena cava filter products), claims with respect to environmental matters, and patent infringement, and the availability or collectability of insurance relating to any such claims.
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
•Product efficacy or safety concerns regarding our products resulting in product holds or recalls, regulatory action on the part of the FDA or foreign counterparts (including restrictions on future product clearances and civil penalties), declining sales and product liability claims, and damage to our reputation. As a result of the CareFusion acquisition, we are operating under a consent decree with the FDA relating to our U.S. infusion pump business. The consent decree authorizes the FDA, in the event of any violations in the future, to order us to cease manufacturing and distributing products, recall products or take other actions, and we may be required to pay significant monetary damages if we fail to comply with any provision of the consent decree. We are undertaking remediation of our BD Alaris System and cannot fully commercialize the product until a 510(k) filing has been submitted and cleared by the FDA. No assurances can be given as to when clearance of the submission will be obtained from the FDA.
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
Based on the Company's assessment of the effectiveness of internal control over financial reporting and the criteria noted above, management concluded that internal control over financial reporting was effective as of September 30, 2020.

The financial statements and internal control over financial reporting have been audited by Ernst & Young LLP, an independent registered public accounting firm. Ernst & Young’s reports with respect to fairness of the presentation of the financial statements, and the effectiveness of internal control over financial reporting, are included herein.

/s/ Thomas E. Polen	/s/ Christopher Reidy	/s/ Thomas J. Spoerel
Thomas E. Polen	Christopher Reidy	Thomas J. Spoerel
Chief Executive Officer and President	Executive Vice President, Chief Financial Officer and Chief Administrative Officer	Vice President, Controller and Chief Accounting Officer

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of
Becton, Dickinson and Company
Opinion on the Financial Statements
    We have audited the accompanying consolidated balance sheets of Becton, Dickinson and Company (the Company) as of September 30, 2020 and 2019, the related consolidated statements of income, comprehensive income and cash flows for each of the three years in the period ended September 30, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at September 30, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2020, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of September 30, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated November 25, 2020 expressed an unqualified opinion.
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

Estimation of Product Liability Reserves
Description of the Matter
As described in Note 5 to the consolidated financial statements, the Company is a defendant in various product liability matters in which the plaintiffs allege a wide variety of claims associated with the use of certain Company devices. At September 30, 2020, the Company’s product liability reserves totaled approximately $2.5 billion. The Company engaged an actuarial specialist to perform an analysis to estimate the outstanding liability for indemnity costs related to claims arising from these product liability matters. The methods used by the Company to estimate these reserves are based on reported claims, historical settlement amounts, and stage of litigation, among other items.
Auditing management’s estimate of certain of the Company’s product liability reserves and the related disclosure was challenging due to the significant judgment required to determine the methods used to estimate the amount of unreported product liability claims and the indemnity costs and the key assumptions utilized in those methods given the stages of these matters and the amount of claims history.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of the controls over the Company’s evaluation of the product liability reserve. For example, we tested controls over management's review of the methods, significant assumptions and the underlying data used by the actuary to estimate the product liability reserve.
To evaluate management’s estimate of the product liability reserves, our audit procedures included, among others, testing the completeness and accuracy of the underlying data used by management's actuarial specialist to estimate the amount of unreported claims and the indemnity cost. For example, we compared filed and settled claims data to legal letters obtained from external counsel, and, on a sample basis, compared settlement amounts to the underlying agreements. In addition, we involved our actuarial specialists to assist us in evaluating the methods used to estimate the unreported claims and the indemnity cost used in the calculation of the product liability reserves. We have also assessed the adequacy of the Company’s disclosures in relation to these matters.

Income taxes - Uncertain tax positions
Description of the Matter
As discussed in Notes 1 and 17 of the consolidated financial statements, the Company has recorded a liability of $719 million related to uncertain tax positions as of September 30, 2020. The Company conducts business in numerous countries and is therefore subject to income taxes in multiple jurisdictions, which impacts the provision for income taxes. Due to the multinational operations of the Company, changes in global income tax laws and regulation result in complexity in the accounting for and monitoring of income taxes including the provision for uncertain tax positions.
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

Goodwill impairment - Interventional segment
Description of the Matter
At September 30, 2020, the Company’s goodwill assigned to the Interventional segment was $12.7 billion. As discussed in Note 1 of the consolidated financial statements, goodwill is tested for impairment at least annually at the reporting unit level using quantitative models.
Auditing management’s annual goodwill impairment test was complex and highly judgmental due to the significant estimation required in determining the fair value of the reporting units. In particular, the fair value estimates were sensitive to significant assumptions such as the discount rate, revenue growth rate, operating margin, and terminal value, which are affected by expectations about future market or economic conditions, including the impact of the pandemic.

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
November 25, 2020

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of
Becton, Dickinson and Company
Opinion on Internal Control over Financial Reporting
We have audited Becton, Dickinson and Company’s internal control over financial reporting as of September 30, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, (2013 framework), (the COSO criteria). In our opinion, Becton, Dickinson and Company (the Company) maintained, in all material respects, effective internal control over financial reporting as of September 30, 2020, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of September 30, 2020 and 2019, the related consolidated statements of income, comprehensive income and cash flows for each of the three years in the period ended September 30, 2020, and the related notes and our report dated November 25, 2020 expressed an unqualified opinion thereon.
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

/s/ ERNST & YOUNG LLP

New York, New York
November 25, 2020

Consolidated Statements of Income
Becton, Dickinson and Company
Years Ended September 30

Millions of dollars, except per share amounts	2020	2019	2018
Revenues	$17,117	$17,290	$15,983

Cost of products sold	9,540	9,002	8,714
Selling and administrative expense	4,325	4,332	4,016
Research and development expense	1,096	1,062	1,004
Acquisitions and other restructurings	309	480	740
Other operating expense, net	363	654	—
Total Operating Costs and Expenses	15,633	15,530	14,474
Operating Income	1,484	1,760	1,509
Interest expense	(528)	(639)	(706)
Interest income	7	12	65
Other income, net	23	43	305
Income Before Income Taxes	985	1,176	1,173
Income tax provision (benefit)	111	(57)	862
Net Income	874	1,233	311
Preferred stock dividends	(107)	(152)	(152)
Net income applicable to common shareholders	$767	$1,082	$159

Basic Earnings per Share	$2.75	$4.01	$0.62

Diluted Earnings per Share	$2.71	$3.94	$0.60
Amounts may not add due to rounding.
See notes to consolidated financial statements.

Consolidated Statements of Comprehensive Income
Becton, Dickinson and Company
Years Ended September 30

Millions of dollars	2020	2019	2018
Net Income	$874	$1,233	$311
Other Comprehensive (Loss) Income, Net of Tax
Foreign currency translation adjustments	(161)	(93)	(161)
Defined benefit pension and postretirement plans	(35)	(275)	(26)
Cash flow hedges	(67)	(6)	1
Other Comprehensive Loss, Net of Tax	(265)	(374)	(186)
Comprehensive Income	$609	$859	$125

Amounts may not add due to rounding.
See notes to consolidated financial statements.

Consolidated Balance Sheets
Becton, Dickinson and Company
September 30

Millions of dollars, except per share amounts and numbers of shares	2020	2019
Assets
Current Assets
Cash and equivalents	$2,825	$536
Restricted cash	92	54
Short-term investments	20	30
Trade receivables, net	2,398	2,345
Inventories	2,743	2,579
Prepaid expenses and other	891	1,119
Total Current Assets	8,969	6,664
Property, Plant and Equipment, Net	5,923	5,659
Goodwill	23,620	23,376
Developed Technology, Net	10,146	11,054
Customer Relationships, Net	3,107	3,424
Other Intangibles, Net	560	500
Other Assets	1,687	1,088
Total Assets	$54,012	$51,765
Liabilities and Shareholders’ Equity
Current Liabilities
Short-term debt	$707	$1,309
Accounts payable	1,355	1,092
Accrued expenses	2,638	2,127
Salaries, wages and related items	993	987
Income taxes	144	140
Total Current Liabilities	5,836	5,655
Long-Term Debt	17,224	18,081
Long-Term Employee Benefit Obligations	1,435	1,272
Deferred Income Taxes and Other Liabilities	5,753	5,676
Commitments and Contingencies (See Note 5)
Shareholders’ Equity
Preferred stock	2	2
Common stock — $1 par value: authorized — 640,000,000 shares; issued — 364,639,901 shares in 2020 and 346,687,160 shares in 2019.	365	347
Capital in excess of par value	19,270	16,270
Retained earnings	12,791	12,913
Deferred compensation	23	23
Common stock in treasury — at cost — 74,622,657 shares in 2020 and 76,259,835 shares in 2019.	(6,138)	(6,190)
Accumulated other comprehensive loss	(2,548)	(2,283)
Total Shareholders’ Equity	23,765	21,081
Total Liabilities and Shareholders’ Equity	$54,012	$51,765
Amounts may not add due to rounding.
See notes to consolidated financial statements.

Consolidated Statements of Cash Flows
Becton, Dickinson and Company
Years Ended September 30

Millions of dollars	2020	2019	2018
Operating Activities
Net income	$874	$1,233	$311
Adjustments to net income to derive net cash provided by operating activities:
Depreciation and amortization	2,154	2,253	1,978
Share-based compensation	244	261	322
Deferred income taxes	(302)	(381)	(240)
Change in operating assets and liabilities:
Trade receivables, net	(48)	(51)	(170)
Inventories	(125)	(149)	246
Prepaid expenses and other	81	299	(46)
Accounts payable, income taxes and other liabilities	205	(470)	867
Pension obligation	95	(123)	(263)
Excess tax benefits from payments under share-based compensation plans	52	55	78
Gain on sale of Vyaire interest	—	—	(303)
Gain on sale of business	—	(336)	—
Product liability-related charges	378	914	—
Other, net	(68)	(177)	85
Net Cash Provided by Operating Activities	3,539	3,330	2,865
Investing Activities
Capital expenditures	(810)	(957)	(895)
Acquisitions, net of cash acquired	(164)	—	(15,155)
Proceeds from divestitures, net	—	477	534
Other, net	(257)	(261)	(217)
Net Cash Used for Investing Activities	(1,232)	(741)	(15,733)
Financing Activities
Change in credit facility borrowings	(485)	485	—
Proceeds from long-term debt and term loans	3,389	2,224	5,086
Payments of debt and term loans	(4,664)	(4,744)	(3,996)
Proceeds from issuance of equity securities	2,917	—	—
Dividends paid	(1,026)	(984)	(927)
Other, net	(109)	(205)	(220)
Net Cash Provided by (Used for) Financing Activities	22	(3,223)	(58)
Effect of exchange rate changes on cash and equivalents and restricted cash	(3)	(12)	(17)
Net Increase (Decrease) in Cash and Equivalents and Restricted Cash	2,326	(646)	(12,943)
Opening Cash and Equivalents and Restricted Cash	590	1,236	14,179
Closing Cash and Equivalents and Restricted Cash	$2,917	$590	$1,236

Non-Cash Investing Activities
Fair value of shares issued as acquisition consideration (See Note 10)	$—	$—	$8,004
Fair value of equity awards issued as acquisition consideration (See Note 10)	$—	$—	$613
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
Restricted Cash
Restricted cash consists of cash restricted from withdrawal and usage and largely represents funds that are restricted for certain product liability matters assumed in the acquisition of C.R. Bard, Inc. ("Bard"), which are further discussed in Note 5.
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
Property, Plant and Equipment
Property, plant and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization are principally provided on the straight-line basis over estimated useful lives, which range from 20 to 45 years for buildings, four to 13 years for machinery and equipment and one to 20 years for leasehold improvements. Depreciation and amortization expense was $646 million, $633 million and $600 million in fiscal years 2020, 2019 and 2018, respectively.

Notes to Consolidated Financial Statements — (Continued)
Becton, Dickinson and Company

Goodwill and Other Intangible Assets
The Company’s unamortized intangible assets include goodwill which arise from acquisitions of businesses. The Company currently reviews goodwill for impairment using quantitative models. Goodwill is reviewed at least annually for impairment at the reporting unit level, which is defined as an operating segment or one level below an operating segment, referred to as a component. The Company’s reporting units generally represent one level below reporting segments. Potential impairment of goodwill is generally identified by comparing the fair value of a reporting unit, estimated using an income approach, with its carrying value. The annual impairment review performed on July 1, 2020 indicated that all identified reporting units’ fair values exceeded their respective carrying values.
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

Notes to Consolidated Financial Statements — (Continued)
Becton, Dickinson and Company

 Shipping and Handling Costs
The Company considers its shipping and handling costs to be contract fulfillment costs and records them within Selling and administrative expense. Shipping expense was $551 million, $511 million and $479 million in 2020, 2019 and 2018, respectively.
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
Income Taxes
The Company has reviewed its needs in the United States for possible repatriation of undistributed earnings of its foreign subsidiaries and continues to invest foreign subsidiaries earnings outside of the United States to fund foreign investments or meet foreign working capital and property, plant and equipment expenditure needs. As a result, the Company is permanently reinvested with respect to all of its historical foreign earnings as of September 30, 2020. Deferred taxes are not provided on undistributed earnings of foreign subsidiaries that are indefinitely reinvested. The determination of the amount of the unrecognized deferred tax liability related to the undistributed earnings is not practicable because of the complexities associated with its hypothetical calculation.
The Company conducts business and files tax returns in numerous countries and currently has tax audits in progress in a number of tax jurisdictions. In evaluating the exposure associated with various tax filing positions, the Company records accruals for uncertain tax positions based on the technical support for the positions, past audit experience with similar situations, and the potential interest and penalties related to the matters.
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
Note 2 — Accounting Changes
New Accounting Principles Adopted
In February 2016, the Financial Accounting Standards Board ("FASB") issued a new lease accounting standard which requires lessees to recognize lease assets and lease liabilities on the balance sheet, as well as

Notes to Consolidated Financial Statements — (Continued)
Becton, Dickinson and Company

expanded disclosures regarding leasing arrangements. The Company adopted this standard on October 1, 2019, and elected certain practical expedients permitted under the transition guidance, including a transition method which allows application of the new standard at its adoption date, rather than at the earliest comparative period presented in the financial statements. The Company also elected not to perform any reassessments relative to its expired and existing leases upon its adoption of the new requirements. The Company's adoption of this standard did not materially impact its consolidated financial statements. Additional disclosures regarding the Company’s lease arrangements are provided in Note 18.
In August 2018, the FASB issued a new accounting standard to align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal use software license). The Company early adopted this standard as of April 1, 2020 on a prospective basis. The adoption of this standard did not materially impact the Company's consolidated financial statements.
In July 2018, the FASB issued accounting standard update (“ASU”) ASU 2018-09, "Codification Improvements", which, among other items, amended an illustrative example of a fair value hierarchy disclosure to indicate that a certain type of investment should not always be considered to be eligible to use the net asset value ("NAV") per share practical expedient. Also, it further clarified that an entity should evaluate whether a readily determinable fair value exists or whether its investments qualify for the NAV practical expedient. The Company early adopted this standard in the fourth quarter of fiscal year 2020 on a prospective basis, which is reflected in the fair value hierarchy classification of pension assets in Note 9, but does not change the fair value measurements of the investments.
On October 1, 2018, the Company adopted Accounting Standards Codification Topic 606, "Revenue from Contracts with Customers" ("ASC 606") using the modified retrospective method. Under ASC 606, revenue is recognized upon the transfer of control of goods or services to customers and reflects the amount of consideration to which a reporting entity expects to be entitled in exchange for those goods or services. The Company assessed the impact of this new standard on its consolidated financial statements based upon a review of contracts that were not completed as of October 1, 2018. Amounts presented in the Company's financial statements for the prior-year periods were not revised and are reflective of the revenue recognition requirements which were in effect for those periods. This accounting standard adoption, which is further discussed in Note 6, did not materially impact any line items of the Company's consolidated income statements and balance sheet.
On October 1, 2018, the Company retrospectively adopted an accounting standard update which requires all components of net periodic pension and postretirement benefit costs to be disaggregated from the service cost component and to be presented on the income statement outside a subtotal of income from operations, if one is presented. Upon the Company's adoption of the accounting standard update, which did not have a material impact on its consolidated financial statements, all components of the Company’s net periodic pension and postretirement benefit costs, aside from service cost, are recorded to Other income, net on its consolidated income statements for all periods presented. Revisions of prior-year amounts were estimated based upon previously disclosed amounts.

Notes to Consolidated Financial Statements — (Continued)
Becton, Dickinson and Company

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
New Accounting Principle Not Yet Adopted
In June 2016, the FASB issued a new accounting standard which requires earlier recognition of credit losses on loans and other financial instruments held by entities, including trade receivables. The new standard requires entities to measure all expected credit losses for financial assets held at each reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Adoption of this new accounting standard on October 1, 2020 will not have a material impact on the Company's consolidated financial statements.

Notes to Consolidated Financial Statements — (Continued)
Becton, Dickinson and Company

Note 3 — Shareholders’ Equity
Changes in certain components of shareholders’ equity were as follows:

	Common Stock Issued at Par Value	Capital in Excess of Par Value	Retained Earnings	Deferred Compensation	Treasury Stock
(Millions of dollars)					Shares (in thousands)	Amount
Balance at September 30, 2017	$347	$9,619	$13,111	$19	(118,745)	$(8,427)
Net income	—	—	311	—	—	—
Cash dividends:
Common ($3.00 per share)	—	—	(775)	—	—	—
Preferred	—	—	(152)	—	—	—
Common stock issued for:
Acquisition (see Note 10)	—	6,478	—	—	37,306	2,121
Share-based compensation and other plans, net	—	(246)	(2)	3	2,982	62
Share-based compensation	—	328	—	—	—	—
Common stock held in trusts, net (a)	—	—	—	—	(6)	—
Effect of change in accounting principle (see Note 2 and further discussion below)	—	—	103	—	—	—
Balance at September 30, 2018	$347	$16,179	$12,596	$22	(78,463)	$(6,243)
Net income	—	—	1,233	—	—	—
Cash dividends:
Common ($3.08 per share)	—	—	(832)	—	—	—
Preferred	—	—	(152)	—	—	—
Common stock issued for share-based compensation and other plans, net	—	(170)	(1)	1	2,155	53
Share-based compensation	—	261	—	—	—	—
Common stock held in trusts, net (a)	—	—	—	—	48	—
Effect of change in accounting principle (see Note 2)	—	—	68	—	—	—
Balance at September 30, 2019	$347	$16,270	$12,913	$23	(76,260)	$(6,190)
Net income	—	—	874	—	—	—
Cash dividends:
Common ($3.16 per share)	—	—	(888)	—	—	—
Preferred	—	—	(107)	—	—	—
Common stock issued for:
Preferred shares converted to common shares	12	(9)	—	—	—	—
Public equity offerings	6	2,909	—	—	—	—
Share-based compensation and other plans, net	—	(143)	—	—	1,597	52
Share-based compensation	—	244	—	—	—	—
Common stock held in trusts, net (a)	—	—	—	—	41	—
Balance at September 30, 2020	$365	$19,270	$12,791	$23	(74,623)	$(6,138)
(a)Common stock held in trusts represents rabbi trusts in connection with deferred compensation under the Company’s employee salary and bonus deferral plan and directors’ deferral plan.

Notes to Consolidated Financial Statements — (Continued)
Becton, Dickinson and Company

Common and Preferred Stock Conversions and Offerings
In accordance with their terms, the Company's 2.475 million mandatory convertible preferred shares that were issued in May 2017 in connection with the Company's acquisition of Bard were converted into 11.703 million shares of BD common stock on the mandatory conversion date of May 1, 2020.
Also in May 2020, the Company completed registered public offerings of equity securities including:
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
The net proceeds from these offerings have been and will be used by the Company for general corporate purposes, which may include funding for the Company's growth strategy through organic investments and acquisitions, working capital, capital expenditures and repayment of outstanding indebtedness.
The components and changes of Accumulated other comprehensive income (loss) were as follows:

(Millions of dollars)	Total	Foreign Currency Translation	Benefit Plans	Cash Flow Hedges
Balance at September 30, 2017	$(1,723)	$(1,001)	$(703)	$(18)
Other comprehensive (loss) income before reclassifications, net of taxes	(142)	(161)	19	—
Amounts reclassified into income, net of taxes	57	—	52	5
Tax effects reclassified to retained earnings	(103)	—	(99)	(4)
Balance at September 30, 2018	$(1,909)	$(1,162)	$(729)	$(17)
Other comprehensive loss before reclassifications, net of taxes	(427)	(93)	(325)	(9)
Amounts reclassified into income, net of taxes	52	—	49	3
Balance at September 30, 2019	$(2,283)	$(1,256)	$(1,005)	$(23)
Other comprehensive loss before reclassifications, net of taxes	(338)	(161)	(101)	(76)
Amounts reclassified into income, net of taxes	74	—	66	8
Balance at September 30, 2020	$(2,548)	$(1,416)	$(1,040)	$(91)
The amount of foreign currency translation recognized in other comprehensive income during the years ended September 30, 2020, 2019 and 2018 included net gains (losses) relating to net investment hedges, as further discussed in Note 14. The amounts recognized in other comprehensive income relating to cash flow hedges in 2020 and 2019 related to forward starting interest rate swaps. Additional disclosures regarding the Company's derivatives are provided in Note 14.
During the second quarter of fiscal 2018, as permitted under U.S. GAAP, the Company reclassified stranded income tax effects on items within Accumulated other comprehensive income (loss) resulting from the enactment of new U.S. tax legislation, which legislation is further discussed in Note 17, to Retained earnings. The reclassified tax effects related to prior service credits and net actuarial losses relating to benefit plans, as

Notes to Consolidated Financial Statements — (Continued)
Becton, Dickinson and Company

well as to terminated cash flow hedges. The tax effects relating to these items are generally recognized as such amounts are amortized into earnings.
The tax impacts for amounts recognized in other comprehensive income before reclassifications were as follows:

(Millions of dollars)	2020	2019	2018
Benefit Plans
Income tax benefit (provision) for net (losses) gains recorded in other comprehensive income	$30	$91	$(19)
The tax impacts for cash flow hedges recognized in other comprehensive income before reclassifications in 2020 were $25 million. The tax impacts recognized in 2019 for cash flow hedges were immaterial to the Company's consolidated financial results. Reclassifications out of Accumulated other comprehensive income (loss) and the related tax impacts relating to benefit plans and cash flow hedges in 2020, 2019 and 2018 were also immaterial to the Company's consolidated financial results.

Note 4 — Earnings per Share
The weighted average common shares used in the computations of basic and diluted earnings per share (shares in thousands) for the years ended September 30 were as follows:

	2020	2019	2018
Average common shares outstanding	278,971	269,943	258,354
Dilutive share equivalents from share-based plans (a)	3,431	4,832	6,267
Average common and common equivalent shares outstanding — assuming dilution	282,402	274,775	264,621
(a)For the years ended September 30, 2020, 2019 and 2018, dilutive share equivalents associated with mandatory convertible preferred stock of 9 million, 12 million and 12 million, respectively, were excluded from the diluted shares outstanding calculation because the result would have been antidilutive. The issuance of the convertible preferred stock is further discussed in Note 3. For the years ended September 30, 2020, 2019 and 2018, there were no options to purchase shares of common stock which were excluded from the diluted earnings per share calculation.
Note 5 — Commitments and Contingencies
Commitments
The Company has certain future purchase commitments entered in the normal course of business to meet operational and capital requirements. As of September 30, 2020, these commitments aggregated to approximately $1.436 billion and will be expended over the next several years.
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

Notes to Consolidated Financial Statements — (Continued)
Becton, Dickinson and Company

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
Hernia Product Claims
As of September 30, 2020, the Company is defending approximately 21,370 product liability claims involving the Company’s line of hernia repair devices (collectively, the “Hernia Product Claims”). The majority of those claims are currently pending in a coordinated proceeding in Rhode Island State Court, but claims are also pending in other state and/or federal court jurisdictions. In addition, those claims include multiple putative class actions in Canada. Generally, the Hernia Product Claims seek damages for personal injury allegedly resulting from use of the products. From time to time, the Company engages in resolution discussions with plaintiffs’ law firms regarding certain of the Hernia Product Claims, but the Company also intends to vigorously defend Hernia Product Claims that do not settle, including through litigation. The Company expects additional trials of Hernia Product Claims to take place over the next 12 months. In August 2018, a hernia multi-district litigation (“MDL”) was ordered to be established in the Southern District of Ohio. Trials are scheduled throughout fiscal year 2021 in various state and/or federal courts, with the first trial currently scheduled for April 2021 in the MDL. A second trial is likely to be scheduled for April 2021 in Rhode Island. The Company cannot give any assurances that the resolution of the Hernia Product Claims that have not settled, including asserted and unasserted claims and the putative class action lawsuits, will not have a material adverse effect on the Company’s business, results of operations, financial condition and/or liquidity.
Women’s Health Product Claims
As of September 30, 2020, the Company is defending approximately 525 product liability claims involving the Company’s line of pelvic mesh devices. The majority of those claims are currently pending in various federal court jurisdictions, and a coordinated proceeding in New Jersey State Court, but claims are also pending in other state court jurisdictions. In addition, those claims include putative class actions filed in the United States. Not included in the figures above are approximately 980 filed and unfiled claims that have been asserted or threatened against the Company but lack sufficient information to determine whether a pelvic mesh device of the Company is actually at issue.

The claims identified above also include products manufactured by both the Company and two subsidiaries of Medtronic plc (as successor in interest to Covidien plc) (“Medtronic”), each a supplier of the Company. Medtronic has an obligation to defend and indemnify the Company with respect to any product defect liability relating to products its subsidiaries had manufactured. In July 2015, the Company reached an agreement with Medtronic in which Medtronic agreed to take responsibility for pursuing settlement of certain of the Women’s Health Product Claims that relate to products distributed by the Company under supply agreements with Medtronic. In June 2017, the Company amended the agreement with Medtronic to transfer responsibility for settlement of additional Women’s Health Product Claims to Medtronic on terms similar to the

Notes to Consolidated Financial Statements — (Continued)
Becton, Dickinson and Company

July 2015 agreement, including with respect to the obligation to make payments to Medtronic towards these potential settlements. As of September 30, 2020, the Company has paid Medtronic $148 million towards these potential settlements. The Company also may, in its sole discretion, transfer responsibility for settlement of additional Women’s Health Product Claims to Medtronic on similar terms. The agreements do not resolve the dispute between the Company and Medtronic with respect to Women’s Health Product Claims that do not settle, if any. The foregoing lawsuits, unfiled claims, putative class actions, and other claims, together with claims that have settled or are the subject of agreements or agreements in principle to settle, are referred to collectively as the “Women’s Health Product Claims.” The Women’s Health Product Claims generally seek damages for personal injury allegedly resulting from use of the products.
As of September 30, 2020, the Company has reached agreements or agreements in principle with various plaintiffs’ law firms to settle their respective inventories of cases totaling approximately 15,235 of the Women’s Health Product Claims. The Company believes that these Women’s Health Product Claims are not the subject of Medtronic’s indemnification obligation. These settlement agreements and agreements in principle include unfiled and previously unknown claims held by various plaintiffs’ law firms, which are not included in the approximate number of lawsuits set forth in the first paragraph of this section. Each agreement is subject to certain conditions, including requirements for participation in the proposed settlements by a certain minimum number of plaintiffs. The Company continues to engage in discussions with other plaintiffs’ law firms regarding potential resolution of unsettled Women’s Health Product Claims, which may include additional inventory settlements.
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
Filter Product Claims
As of September 30, 2020, the Company is defending approximately 1,650 product liability claims involving the Company’s line of inferior vena cava filters (collectively, the “Filter Product Claims”). The majority of those claims were previously pending in an MDL in the United States District Court for the District of Arizona, but those MDL claims either have been, or are in the process of being, remanded to various federal jurisdictions. Filter Product Claims are also pending in various state court jurisdictions, including a coordinated proceeding in Arizona State Court. In addition, those claims include putative class actions filed in the United States and Canada. The Filter Product Claims generally seek damages for personal injury allegedly resulting from use of the products. The Company has limited information regarding the nature and quantity of certain of the Filter Product Claims. The Company continues to receive claims and lawsuits and may in future periods learn additional information regarding other unfiled or unknown claims, or other lawsuits, which could materially impact the Company’s estimate of the number of claims or lawsuits against the Company. On May 31, 2019, the MDL Court ceased accepting direct filings or transfers into the Filter Product Claims MDL and, as noted above, remands for non-settled cases have begun and are expected to continue over the next three months. Federal and state court trials are scheduled throughout fiscal year 2021. As of September 30, 2020, the Company entered into settlement agreements and/or settlement agreements in principle for approximately 8,120 cases. On March 30, 2018, a jury in the first MDL trial found the Company liable for negligent failure to warn and entered a verdict in favor of plaintiffs. The jury found the Company was not liable for (a) strict liability

Notes to Consolidated Financial Statements — (Continued)
Becton, Dickinson and Company

design defect; (b) strict liability failure to warn; and (c) negligent design. In August 2020, the Ninth Circuit affirmed that verdict on appeal. On June 1, 2018, a jury in the second MDL trial unanimously found in favor of the Company on all claims. On August 17, 2018, the Court entered summary judgment in favor of the Company on all claims in the third MDL trial. On October 5, 2018, a jury in the fourth MDL trial unanimously found in favor of the Company on all claims. The Company expects additional trials of Filter Product Claims may take place over the next 12 months.
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
Other Legal Matters
Since early 2013, the Company has received subpoenas or Civil Investigative Demands from a number of State Attorneys General seeking information related to the sales and marketing of certain of the Company’s products that are the subject of the Hernia Product Claims and the Women’s Health Product Claims. On September 24, 2020, the Company and the State Attorneys General announced that this matter has been resolved for a total of $60 million payable by the Company, which is included in Accrued expenses and Deferred Income Taxes and Other Liabilities on the Company's consolidated balance sheet as of September 30, 2020.
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
On November 2, 2020, a civil action captioned Jankowski v. Forlenza, et al., Civ. No. 2:20-cv-15474, was filed in the U.S. District Court for the District of New Jersey by a shareholder, Ronald Jankowski, derivatively on behalf of the Company, against its individual directors and certain of its officers. The complaint seeks

Notes to Consolidated Financial Statements — (Continued)
Becton, Dickinson and Company

recovery for breach of fiduciary duties by directors and various officers; violations of the Securities Exchange Act of 1934; and insider trading. In general, the complaint alleges, among other things, that various directors and/or officers (1) caused the Company to issue purportedly misleading statements and SEC filings regarding Alaris infusion pumps (2) issued a misleading proxy statement (3) engaged in improper insider trading and (4) caused or contributed to various violations of the Securities Exchange Act of 1934, including sections 10(b), 14(a) and 21D. The complaint seeks damages, including restitution and disgorgement of profits, and an injunction requiring the Company to undertake remedial measures with respect to certain corporate governance and internal procedures. The Company believes these claims are without merit and intends to vigorously defend this action. Consistent with New Jersey law, this action will be stayed pending a formal response by the Board of Directors to the shareholder’s presuit demand for an investigation of his claims.
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
During fiscal years 2020 and 2019, the Company recorded pre-tax charges to Other operating expense, net, of approximately $378 million and $914 million, respectively, related to certain of the product liability matters discussed above under the heading “Product Liability Matters,” including the related legal defense costs. The Company recorded these charges based on additional information obtained during fiscal years 2020 and 2019 including but not limited to: the nature and quantity of unfiled and filed claims and the continued rate of claims being filed in certain product liability matters; the status of certain settlement discussions with plaintiffs’ counsel; the allegations and documentation supporting or refuting such allegations; publicly available information regarding similar medical device mass tort settlements; historical information regarding other product liability settlements involving the Company; and the stage of litigation.
Accruals for the Company's product liability claims which are discussed above, as well as the related legal defense costs, amounted to approximately $2.5 billion at September 30, 2020 and 2019. These accruals, which are generally long-term in nature, are largely recorded within Deferred Income Taxes and Other Liabilities on the Company's consolidated balance sheets. As of September 30, 2020 and 2019, the Company had $92 million and $53 million, respectively, in qualified settlement funds (“QSFs”), subject to certain settlement conditions, for certain product liability matters. Payments to QSFs are recorded as a component of Restricted cash. The Company's expected recoveries related to product liability claims and related legal defense costs were approximately $139 million and $150 million at September 30, 2020 and 2019, respectively. A substantial amount of these expected recoveries at September 30, 2020 and 2019 related to the Company’s agreements with Medtronic related to certain Women’s Health Product Claims.
The expected recoveries at September 30, 2020 related to the indemnification obligation are not in dispute with respect to claims that Medtronic settles pursuant to the agreements.
Note 6 — Revenues
As previously discussed in Note 2, the Company adopted ASC 606 in fiscal year 2019 using the modified retrospective method. The Company sells a broad range of medical supplies, devices, laboratory equipment and diagnostic products which are distributed through independent distribution channels and directly by BD through

Notes to Consolidated Financial Statements — (Continued)
Becton, Dickinson and Company

sales representatives. End-users of the Company's products include healthcare institutions, physicians, life science researchers, clinical laboratories, the pharmaceutical industry and the general public.
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
The Company's agreements with customers within certain organizational units including Medication Management Solutions, Integrated Diagnostic Solutions and Biosciences, contain multiple performance obligations including both products and certain services noted above. The transaction price for these agreements is allocated to each performance obligation based upon its relative standalone selling price. Standalone selling price is the amount at which the Company would sell a promised good or service separately to a customer. The Company generally estimates standalone selling prices using its list prices and a consideration of typical discounts offered to customers.
Effects of Revenue Arrangements on Consolidated Balance Sheets
Due to the nature of the majority of the Company's products and services, the Company typically does not incur costs to fulfill a contract in advance of providing the customer with goods or services. Capitalized

Notes to Consolidated Financial Statements — (Continued)
Becton, Dickinson and Company

contract costs associated with the costs to fulfill contracts for certain products in the Medication Management Solutions organizational unit are immaterial to the Company's consolidated balance sheets. The Company's costs to obtain contracts are comprised of sales commissions which are paid to the Company's employees or third party agents. The majority of the sales commissions incurred by the Company relate to revenue that is recognized over a period that is less than one year and as such, the Company has elected a practical expedient provided under ASC 606 to record the majority of its expense associated with sales commissions as it is incurred. Commissions relating to revenues recognized over a period longer than one year are recorded as assets which are amortized over the period over which the revenues underlying the commissions are recognized. Capitalized contract costs related to such commissions are immaterial to the Company's consolidated balance sheets.
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
Remaining Performance Obligations
The Company's obligations relative to service contracts, which are further discussed above, and pending installations of equipment, primarily in the Company's Medication Management Solutions unit, represent unsatisfied performance obligations of the Company. The revenues under existing contracts with original expected durations of more than one year, which are attributable to products and/or services that have not yet been installed or provided, are estimated to be approximately $1.9 billion at September 30, 2020. The Company expects to recognize the majority of this revenue over the next three years.
Within the Company's Medication Management Solutions, Medication Delivery Solutions, Integrated Diagnostic Solutions, and Biosciences units, some contracts also contain minimum purchase commitments of reagents or other consumables and the future sales of these consumables represent additional unsatisfied performance obligations of the Company. The revenue attributable to the unsatisfied minimum purchase commitment-related performance obligations, for contracts with original expected durations of more than one year, is estimated to be approximately $2.6 billion at September 30, 2020. This revenue will be recognized over the customer relationship periods.
Disaggregation of Revenues
A disaggregation of the Company's revenues by segment, organizational unit and geographic region is provided in Note 7.
Note 7 — Segment Data
The Company's organizational structure is based upon three worldwide business segments: BD Medical (“Medical”), BD Life Sciences (“Life Sciences”) and BD Interventional ("Interventional"). The Company’s segments are strategic businesses that are managed separately because each one develops, manufactures and markets distinct products and services.
Medical
Medical produces a broad array of medical technologies and devices that are used to help improve healthcare delivery in a wide range of settings. The primary customers served by Medical are hospitals and clinics; physicians’ office practices; consumers and retail pharmacies; governmental and nonprofit public health agencies; pharmaceutical companies; and healthcare workers. Medical consists of the following organizational units: Medication Delivery Solutions; Medication Management Solutions; Diabetes Care; Pharmaceutical Systems.

Notes to Consolidated Financial Statements — (Continued)
Becton, Dickinson and Company

Life Sciences
Life Sciences provides products for the safe collection and transport of diagnostics specimens, and instruments and reagent systems to detect a broad range of infectious diseases, healthcare-associated infections and cancers. In addition, Life Sciences produces research and clinical tools that facilitate the study of cells, and the components of cells, to gain a better understanding of normal and disease processes. That information is used to aid the discovery and development of new drugs and vaccines, and to improve the diagnosis and management of diseases. The primary customers served by Life Sciences are hospitals, laboratories and clinics; blood banks; healthcare workers; public health agencies; physicians’ office practices; retail pharmacies; academic and government institutions; and pharmaceutical and biotechnology companies.
Effective October 1, 2019, Life Sciences joined its former Preanalytical Systems and Diagnostic Systems organizational units to create a new Integrated Diagnostic Solutions organizational unit which focuses on driving growth and innovation around integrated specimen management to diagnostic solutions. Life Sciences consists of the following organizational units: Integrated Diagnostic Solutions and Biosciences.
Interventional
Interventional provides vascular, urology, oncology and surgical specialty products that are intended, with the exception of the V. MullerTM surgical and laparoscopic instrumentation products, to be used once and then discarded or are either temporarily or permanently implanted. The primary customers served by Interventional are hospitals, individual healthcare professionals, extended care facilities, alternate site facilities and patients via the segment's Homecare business. The Interventional segment consists of the following organizational units: Surgery; Peripheral Intervention; Urology and Critical Care.
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

(Millions of dollars)	2020			2019			2018
	United States	International	Total	United States	International	Total	United States	International	Total
Medical
Medication Delivery Solutions (a)	$1,972	$1,583	$3,555	$2,037	$1,811	$3,848	$1,875	$1,752	$3,627
Medication Management Solutions (a)	1,865	589	2,454	2,115	525	2,640	1,974	513	2,487
Diabetes Care	562	522	1,084	573	538	1,110	564	541	1,105
Pharmaceutical Systems	404	1,184	1,588	392	1,073	1,465	357	1,040	1,397
Total segment revenues	$4,802	$3,878	$8,680	$5,116	$3,947	$9,064	$4,770	$3,846	$8,616

Life Sciences
Integrated Diagnostic Solutions
Preanalytical Systems	$769	$718	$1,487	$774	$784	$1,558	$761	$792	$1,553
Diagnostic Systems	1,103	941	2,045	672	875	1,547	678	858	1,536
Total Integrated Diagnostic Solutions	1,872	1,659	3,532	1,446	1,659	3,106	1,438	1,651	3,089
Biosciences	465	678	1,143	485	709	1,194	475	766	1,241
Total segment revenues	$2,337	$2,337	$4,675	$1,931	$2,368	$4,300	$1,914	$2,416	$4,330

Interventional
Surgery (b)	$891	$230	$1,121	$977	$264	$1,242	$820	$202	$1,022
Peripheral Intervention (b)	871	640	1,511	917	657	1,574	728	511	1,239
Urology and Critical Care (b)	815	315	1,130	787	323	1,110	536	240	777
Total segment revenues	$2,577	$1,186	$3,762	$2,682	$1,244	$3,926	$2,084	$953	$3,037

Total Company revenues	$9,716	$7,401	$17,117	$9,730	$7,560	$17,290	$8,768	$7,215	$15,983
(a)The amounts in fiscal years 2019 and 2018 reflect the reclassification of U.S. revenues of $11 million and $17 million, respectively, associated with the movement, effective on October 1, 2019, of certain products from the Medication Delivery Solutions unit to the Medication Management Solutions unit.
(b)The amounts in fiscal years 2019 and 2018 reflect the total reclassifications of $130 million and $134 million, respectively, of U.S. revenues and $55 million and $60 million, respectively, of international revenues associated with the movement, effective on October 1, 2019, of certain products from the Surgery unit and the Urology and Critical Care unit to the Peripheral Intervention unit.

Notes to Consolidated Financial Statements — (Continued)
Becton, Dickinson and Company

(Millions of dollars)	2020	2019	2018
Income Before Income Taxes
Medical (a) (b) (c) (d)	$2,274	$2,824	$2,624
Life Sciences (e)	1,405	1,248	1,207
Interventional (c) (f)	724	903	306
Total Segment Operating Income	4,403	4,976	4,137
Acquisitions and other restructurings	(309)	(480)	(740)
Net interest expense	(521)	(627)	(641)
Other unallocated items (g)	(2,587)	(2,693)	(1,583)
Total Income Before Income Taxes	$985	$1,176	$1,173
Assets
Medical	$23,007	$22,925	$23,493
Life Sciences	4,713	4,135	4,225
Interventional	21,619	22,157	23,219
Total Segment Assets	49,339	49,217	50,938
Corporate and All Other (h)	4,673	2,548	2,966
Total Assets	$54,012	$51,765	$53,904
Capital Expenditures
Medical	$477	$577	$560
Life Sciences	192	230	255
Interventional	119	120	65
Corporate and All Other	22	30	14
Total Capital Expenditures	$810	$957	$895
Depreciation and Amortization
Medical	$1,104	$1,073	$1,028
Life Sciences	286	284	275
Interventional	750	881	658
Corporate and All Other	14	14	17
Total Depreciation and Amortization	$2,154	$2,253	$1,978
(a)The amount in 2020 includes a probable estimate of future costs within the Medication Management Solutions unit associated with remediation efforts related to BD AlarisTM infusion pumps of $244 million, which was recorded to Cost of products sold. Based on the course of remediation efforts, it is possible that the estimate of future costs could increase over time.
(b)The amounts in 2019 included $75 million of estimated remediation costs recorded to Other operating expense, net relating to a recall of a product component, which generally pre-dated the Company's acquisition of CareFusion in fiscal year 2015, within the Medication Management Solutions unit's infusion systems platform.
(c)The amounts in 2018 included expense related to the recognition of a $478 million fair value step-up adjustment related to Bard's inventory on the acquisition date. The step-up adjustments recognized by the Medical and Interventional segments in 2018 were $60 million and $418 million, respectively.
(d)The amounts in 2020 included $41 million of charges to Cost of products sold to write down the value of fixed assets primarily in the Medication Delivery Solutions and Pharmaceutical Systems units; 2018

Notes to Consolidated Financial Statements — (Continued)
Becton, Dickinson and Company

included $58 million of charges to Cost of products sold to write down the value of fixed assets primarily in the Diabetes Care unit.
(e)The amounts in 2020 included charges of $57 million to write down the carrying value of certain intangible and other assets in the Biosciences and Integrated Diagnostic Solutions units; 2018 included charges of $81 million to write down the carrying value of certain intangible and other assets in the Biosciences unit.
(f)The amount in 2019 included a charge of $30 million recorded to write down the carrying value of certain intangible assets in the Surgery unit.
(g)Primarily comprised of foreign exchange, certain general and administrative expenses and share-based compensation expense. The amounts in 2020 and 2019 included pre-tax charges of $378 million and $914 million, respectively, related to certain product liability matters, which is further discussed in Note 5. The 2019 amount also included the pre-tax gain recognized on the Company's sale of its Advanced Bioprocessing business of approximately $336 million, which is further discussed in Note 11. The amount in 2018 included the pre-tax gain recognized on the Company's sale of its non-controlling interest in Vyaire Medical of approximately $303 million.
(h)Includes cash and investments and corporate assets.
Geographic Information
The countries in which the Company has local revenue-generating operations have been combined into the following geographic areas: the United States (including Puerto Rico); Europe; Greater Asia (which includes countries in Greater China, Japan, South Asia, Southeast Asia, Korea, and Australia and New Zealand); and Other, which is comprised of Latin America (which includes Mexico, Central America, the Caribbean and South America), Canada, and EMA (which includes the Commonwealth of Independent States, Middle East and Africa).
Revenues to unaffiliated customers are generally based upon the source of the product shipment. Long-lived assets, which include net property, plant and equipment, are based upon physical location.

(Millions of dollars)	2020	2019	2018
Revenues
United States	$9,716	$9,730	$8,768
Europe	3,480	3,359	3,298
Greater Asia	2,568	2,726	2,460
Other	1,353	1,476	1,457
	$17,117	$17,290	$15,983
Long-Lived Assets
United States	$36,468	$37,053	$38,982
Europe	5,835	5,483	5,640
Greater Asia	1,521	1,328	851
Other	808	861	645
Corporate	411	377	375
	$45,043	$45,101	$46,494
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

Notes to Consolidated Financial Statements — (Continued)
Becton, Dickinson and Company

The fair value of share-based payments is recognized as compensation expense in net income. The amounts and location of compensation cost relating to share-based payments included in the consolidated statements of income is as follows:

(Millions of dollars)	2020	2019	2018
Cost of products sold	$40	$37	$36
Selling and administrative expense	150	145	136
Research and development expense	34	32	29
Acquisitions and other restructurings	20	50	130
	$245	$265	$332

Tax benefit associated with share-based compensation costs recognized	$57	$62	$79
Upon the Company's acquisition of Bard in 2018, certain pre-acquisition equity awards of Bard were converted into either BD SARs or BD restricted stock awards, as applicable. These awards have substantially the same terms and conditions as the converted Bard awards immediately prior to the acquisition date. Compensation expense of $16 million, $40 million and $126 million associated with these replacement awards was recorded in Acquisitions and other restructurings in 2020, 2019 and 2018, respectively.
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

	2020	2019	2018
Risk-free interest rate	1.69%	3.05%	2.32%
Expected volatility	19.0%	18.0%	19.0%
Expected dividend yield	1.24%	1.27%	1.33%
Expected life	7.4 years	7.2 years	7.4 years
Fair value derived	$48.82	$51.86	$46.10
     Expected volatility is based upon historical volatility for the Company’s common stock and other factors. The expected life of SARs granted is derived from the output of the lattice-based model, using assumed exercise rates based on historical exercise and termination patterns, and represents the period of time that SARs granted are expected to be outstanding. The risk-free interest rate used is based upon the published U.S. Treasury yield curve in effect at the time of grant for instruments with a similar life. The dividend yield is based upon the most recently declared quarterly dividend as of the grant date. The Company issued 0.8 million shares during 2020 to satisfy the SARs exercised.

Notes to Consolidated Financial Statements — (Continued)
Becton, Dickinson and Company

A summary of SARs outstanding as of September 30, 2020 and changes during the year then ended is as follows:

	SARs (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (Millions of dollars)
Balance at October 1	6,899	$144.84
Granted	874	255.22
Exercised	(1,295)	101.81
Forfeited, canceled or expired	(140)	220.82
Balance at September 30	6,337	$167.17	5.66	$441
Vested and expected to vest at September 30	6,152	$165.02	5.58	$440
Exercisable at September 30	4,483	$137.60	4.59	$429
A summary of SARs exercised 2020, 2019 and 2018 is as follows:

(Millions of dollars)	2020	2019	2018
Total intrinsic value of SARs exercised	$212	$260	$333
Total fair value of SARs vested	$46	$66	$107

Performance-Based and Time-Vested Restricted Stock Units
Performance-based restricted stock units cliff vest three years after the date of grant. These units are tied to the Company’s performance against pre-established targets over a performance period of three years. The performance measures for fiscal year 2020 were average annual currency-neutral revenue growth and average annual return on invested capital, with the combined factor subject to adjustment based on the Company's relative total shareholder return (measures the Company’s stock performance during the performance period against that of peer companies). For fiscal years 2019 and 2018, the performance measures were relative total shareholder return and average annual return on invested capital. Under the Company’s long-term incentive program, the actual payout under these awards may vary from zero to 200% of an employee’s target payout, based on the Company’s actual performance over the performance period of three years. In fiscal year 2020, the Company also issued additional performance-based time-vested units to certain key executives, which cliff vest three years after the date of grant and are tied to the Company’s performance against average annual growth in the Company’s Adjusted EPS over a performance period of three years. No shares will be issuable if the performance targets have not been met. The fair value is based on the market price of the Company’s stock on the date of grant. Compensation cost initially recognized assumes that the target payout level will be achieved and is adjusted for subsequent changes in the expected outcome of performance-related conditions. For units for which the performance conditions are modified after the date of grant, any incremental increase in the fair value of the modified units, over the original units, is recorded as compensation expense on the date of the modification for vested units, or over the remaining performance period for units not yet vested.
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

Notes to Consolidated Financial Statements — (Continued)
Becton, Dickinson and Company

A summary of restricted stock units outstanding as of September 30, 2020 and changes during the year then ended is as follows:

	Performance-Based			Time-Vested
	Stock Units (in thousands)		Weighted Average Grant Date Fair Value	Stock Units (in thousands)	Weighted Average Grant Date Fair Value
Balance at October 1	955		$221.73	2,068	$210.48
Granted	371		245.06	736	249.94
Distributed	(77)		174.92	(676)	211.19
Forfeited or canceled	(286)		188.32	(431)	215.56
Balance at September 30	962	(a)	$244.42	1,697	$226.01
Expected to vest at September 30	241	(b)	$244.82	1,622	$225.22
(a)Based on 200% of target payout for performance based restricted units and 100% of the performance based time-vested units.
(b)Net of expected forfeited units and units in excess of the expected performance payout of 66 thousand and 655 thousand shares, respectively.
The weighted average grant date fair value of restricted stock units granted during the years 2020, 2019 and 2018 are as follows:

	Performance-Based			Time-Vested
	2020	2019	2018	2020	2019	2018
Weighted average grant date fair value of units granted	$245.06	$237.55	$251.75	$249.94	$235.50	$216.06
The total fair value of stock units vested during 2020, 2019 and 2018 was as follows:

	Performance-Based			Time-Vested
(Millions of dollars)	2020	2019	2018	2020	2019	2018
Total fair value of units vested	$27	$33	$31	$211	$254	$362
At September 30, 2020, the weighted average remaining vesting term of performance-based and time vested restricted stock units is 1.26 and 0.84 years, respectively.
Unrecognized Compensation Expense and Other Stock Plans
The amount of unrecognized compensation expense for all non-vested share-based awards as of September 30, 2020, is approximately $245 million, which is expected to be recognized over a weighted-average remaining life of approximately 1.89 years. At September 30, 2020, 10.2 million shares were authorized for future grants under the 2004 Plan. The Company has a policy of satisfying share-based payments through either open market purchases or shares held in treasury. At September 30, 2020, the Company has sufficient shares held in treasury to satisfy these payments.
As of September 30, 2020, 96 thousand shares were held in trust relative to a Director's Deferral plan, which provides a means to defer director compensation, from time to time, on a deferred stock or cash basis. Also as of September 30, 2020, 289 thousand shares were issuable under a Deferred Compensation Plan that allows certain highly-compensated employees, including executive officers, to defer salary, annual incentive awards and certain equity-based compensation.

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
As a result of the Company’s conclusion to merge the legacy Bard pension plan into the BD defined benefit cash balance pension plan, the assets and liabilities of the legacy Bard U.S. defined pension benefit plan will be remeasured as of October 31, 2020. Amendments to this plan were approved and communicated to affected employees in the first quarter of fiscal year 2021. The legacy Bard U.S. pension plan has been frozen to prevent new participants since January 1, 2011.
Effective January 1, 2018, the legacy BD U.S. pension plan was frozen to limit the participation of employees who are hired or re-hired by the Company, or who transfer employment to the Company, on or after January 1, 2018.
Net pension cost for the years ended September 30 included the following components:

	Pension Plans
(Millions of dollars)	2020	2019	2018
Service cost	$153	$134	$136
Interest cost	84	107	90
Expected return on plan assets	(188)	(180)	(154)
Amortization of prior service credit	(13)	(13)	(13)
Amortization of loss	97	78	78
Settlements	4	10	2
Net pension cost	$137	$135	$137

Net pension cost included in the preceding table that is attributable to international plans	$41	$32	$34
The amounts provided above for amortization of prior service credit and amortization of loss represent the reclassifications of prior service credits and net actuarial losses that were recognized in Accumulated other comprehensive income (loss) in prior periods. The settlement losses recorded in 2020, 2019 and 2018 included lump sum benefit payments associated with certain plans. The Company recognizes pension settlements when payments from the plan exceed the sum of service and interest cost components of net periodic pension cost associated with the plan for the fiscal year.
All components of the Company’s net periodic pension and postretirement benefit costs, aside from service cost, are recorded to Other income, net on its consolidated statements of income.

Notes to Consolidated Financial Statements — (Continued)
Becton, Dickinson and Company

The change in benefit obligation, change in fair value of pension plan assets, funded status and amounts recognized in the Consolidated Balance Sheets for these plans were as follows:

	Pension Plans
(Millions of dollars)	2020	2019
Change in benefit obligation:
Beginning obligation	$3,731	$3,246
Service cost	153	134
Interest cost	84	107
Plan amendments	—	3
Benefits paid	(186)	(153)
Impact of acquisitions (divestitures)	10	(9)
Actuarial loss	104	514
Settlements	(17)	(63)
Other, includes translation	74	(49)
Benefit obligation at September 30	$3,953	$3,731
Change in fair value of plan assets:
Beginning fair value	$2,926	$2,642
Actual return on plan assets	222	279
Employer contribution	42	258
Benefits paid	(186)	(153)
Impact of acquisitions (divestitures)	7	(7)
Settlements	(17)	(63)
Other, includes translation	51	(30)
Plan assets at September 30	$3,045	$2,926
Funded Status at September 30:
Unfunded benefit obligation	$(908)	$(804)
Amounts recognized in the Consolidated Balance Sheets at September 30:
Other	$16	$11
Salaries, wages and related items	(23)	(22)
Long-term Employee Benefit Obligations	(901)	(793)
Net amount recognized	$(908)	$(804)
Amounts recognized in Accumulated other comprehensive income (loss) before income taxes at September 30:
Prior service credit	$31	$44
Net actuarial loss	(1,281)	(1,289)
Net amount recognized	$(1,250)	$(1,246)
International pension plan assets at fair value included in the preceding table were $935 million and $859 million at September 30, 2020 and 2019, respectively. The international pension plan projected benefit obligations were $1.321 billion and $1.244 billion at September 30, 2020 and 2019, respectively.

Notes to Consolidated Financial Statements — (Continued)
Becton, Dickinson and Company

The benefit obligation associated with postretirement healthcare and life insurance plans provided to qualifying domestic retirees, which was largely recorded to Long-Term Employee Benefit Obligations, was $148 million and $153 million at September 30, 2020 and 2019, respectively.
Pension plans with accumulated benefit obligations in excess of plan assets and plans with projected benefit obligations in excess of plan assets consist of the following at September 30:

	Accumulated Benefit Obligation Exceeds the Fair Value of Plan Assets		Projected Benefit Obligation Exceeds the Fair Value of Plan Assets
(Millions of dollars)	2020	2019	2020	2019
Projected benefit obligation	$3,844	$3,623	$3,920	$3,698
Accumulated benefit obligation	$3,703	$3,476
Fair value of plan assets	$2,936	$2,821	$2,996	$2,882
The estimated net actuarial loss and prior service credit that will be amortized from Accumulated other comprehensive income (loss) into net pension costs over the next fiscal year for pension benefits and other postretirement benefits are not material.
The weighted average assumptions used in determining pension plan information were as follows:

	2020	2019	2018
Net Cost
Discount rate:
U.S. plans (a)	3.21%	4.26%	3.71%
International plans	1.39	2.30	2.30
Expected return on plan assets:
U.S. plans	7.25	7.25	7.20
International plans	5.05	4.98	4.95
Rate of compensation increase:
U.S. plans	4.29	4.29	4.51
International plans	2.35	2.36	2.31
Benefit Obligation
Discount rate:
U.S. plans	2.80	3.21	4.26
International plans	1.44	1.39	2.30
Rate of compensation increase:
U.S. plans	4.30	4.29	4.29
International plans	2.20	2.35	2.36
(a)The Company calculated the service and interest components utilizing an approach that discounts the individual expected cash flows using the applicable spot rates derived from the yield curve over the projected cash flow period.
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

Notes to Consolidated Financial Statements — (Continued)
Becton, Dickinson and Company

Expected Funding
The Company’s funding policy for its defined benefit pension plans is to contribute amounts sufficient to meet legal funding requirements, plus any additional amounts that may be appropriate considering the funded status of the plans, tax consequences, the cash flow generated by the Company and other factors. The Company made a discretionary contribution of $200 million to its BD U.S. pension in October 2018. The Company did not make any required contributions in 2020 and does not anticipate any significant required contributions to its pension plans in 2021.
Expected benefit payments are as follows:

(Millions of dollars)	Pension Plans
2021	$209
2022	162
2023	171
2024	176
2025	186
2026-2030	1,068
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
U.S. Plans
The Company’s U.S. pension plans comprise 69% of total benefit plan investments, based on September 30, 2020 market values, and have a target asset mix of 40% fixed income, 25% diversifying investments and 35% equities. This mix was established based on an analysis of projected benefit payments and estimates of long-term returns, volatilities and correlations for various asset classes. The asset allocations to diversifying investments include high-yield bonds, hedge funds, real estate, infrastructure, leveraged loans and emerging markets bonds.
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

Notes to Consolidated Financial Statements — (Continued)
Becton, Dickinson and Company

The following table provides the fair value measurements of U.S. plan assets, as well as the measurement techniques and inputs utilized to measure fair value of these assets, at September 30, 2020 and 2019. The categorization of fund investments is based upon the categorization of these funds’ underlying assets.

(Millions of dollars)	Total U.S. Plan Asset Balances		Investments Measured at Net Asset Value (a)		Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
	2020	2019	2020	2019	2020	2019	2020	2019	2020	2019
Fixed Income:
Corporate bonds	656	401	—	—	273	48	383	353	—	—
Government and agency-U.S.	95	108	—	—	74	85	21	23	—	—
Government and agency-Foreign	40	85	—	—	—	69	40	16	—	—
Other fixed income	141	37	—	—	—	—	141	37	—	—
Equity securities	737	922	43	782	694	140	—	—	—	—
Cash and cash equivalents	147	254	—	—	147	254	—	—	—	—
Other	291	261	151	124	141	138	—	—	—	—
Fair value of plan assets	$2,108	$2,068	$193	$906	$1,330	$733	$584	$429	$—	$—
(a)As per applicable disclosure requirements, certain investments that were measured at net asset value per share or its equivalent have not been categorized within the fair value hierarchy. Values of such assets are based on the corroborated net asset value provided by the fund administrator.
Fixed Income Securities
U.S. pension plan assets categorized above as fixed income securities include fund investments comprised of corporate and government and agency investments. Investments in corporate bonds are diversified across industry and sector and consist of investment-grade, as well as high-yield debt instruments. U.S. government investments consist of obligations of the U.S. Treasury, other U.S. government agencies, state governments and local municipalities. Assets categorized as foreign government and agency debt securities included investments in developed and emerging markets.
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
Equity Securities
U.S. pension plan assets categorized as equity securities consist of fund investments in publicly-traded U.S. and non-U.S. equity securities. In order to achieve appropriate diversification, these portfolios are invested across market sectors, investment styles, capitalization weights and geographic regions. The values of equity securities classified within Level 1 are based on the closing price reported on the major market on which the investments are traded. Upon the adoption of ASU 2018-09, as previously discussed in Note 2, equity securities measured at NAV in prior periods have been classified within Level 1 at September 30, 2020. These assets have a readily determinable fair value based on published prices obtained from fund managers which represent

Notes to Consolidated Financial Statements — (Continued)
Becton, Dickinson and Company

the price at which the instruments can be redeemed at period end. The U.S. pension plan has no future funding commitments associated with these investments and has the right to redeem them upon one day’s notice, at any time and without restriction.
Cash and Cash Equivalents
A portion of the U.S. plans’ assets consists of investments in cash and cash equivalents, primarily to accommodate liquidity requirements relating to trade settlement and benefit payment activity, and the values of these assets are based upon quoted market prices.
Other Securities
Other U.S. pension plan assets include fund investments comprised of hedge funds. The values of such instruments classified within Level 1 are based on the closing price reported on the major market on which the investments are traded.
International Plans
International plan assets comprise 31% of the Company’s total benefit plan assets, based on market value at September 30, 2020. Such plans have local independent fiduciary committees, with responsibility for development and oversight of investment policy, including asset allocation decisions. In making such decisions, consideration is given to local regulations, investment practices and funding rules.
The following table provides the fair value measurements of international plan assets, as well as the measurement techniques and inputs utilized to measure fair value of these assets, at September 30, 2020 and 2019.

(Millions of dollars)	Total International Plan Asset Balances		Investments Measured at Net Asset Value (a)		Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3) (b)
	2020	2019	2020	2019	2020	2019	2020	2019	2020	2019
Fixed Income:
Corporate bonds	$34	$33	$—	$—	$15	$15	$19	$18	$—	$—
Government and agency-U.S.	3	3	—	—	—	—	3	3	—	—
Government and agency-Foreign	212	199	—	—	115	105	97	94	—	—
Other fixed income	102	100	—	—	63	63	39	37	—	—
Equity securities	335	319	—	14	335	305	—	—	—	—
Cash and cash equivalents	12	8	—	—	12	8	—	—	—	—
Real estate	34	30	—	—	—	—	24	30	10	—
Insurance contracts	131	113	—	—	—	—	—	—	131	113
Other	72	53	—	—	70	52	1	1	—	—
Fair value of plan assets	$935	$859	$—	$14	$611	$549	$183	$182	$141	$113
(a)As per applicable disclosure requirements, certain investments that were measured at net asset value per share or its equivalent have not been categorized within the fair value hierarchy. Values of such assets are based on the corroborated net asset value provided by the fund administrator.

Notes to Consolidated Financial Statements — (Continued)
Becton, Dickinson and Company

(b)Changes in the fair value of international pension assets measured using Level 3 inputs for the years ended September 30, 2020 and 2019 were immaterial.
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
Equity Securities
Equity securities included in the international plan assets consist of publicly-traded U.S. and non-U.S. equity securities. The values of equity securities classified within Level 1 are based on the closing price reported on the major market on which the investments are traded. As noted above, equity securities measured at NAV in prior periods have been classified within Level 1 at September 30, 2020 as these assets have a readily determinable fair value based on published prices obtained from fund managers which represent the price at which the instruments can be redeemed at period end. The international plans holding these securities have no future funding commitments associated with these investments and has the right to redeem them upon one day’s notice, at any time and without restriction.
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
Defined Contribution Plans
The cost of voluntary defined contribution plans which provide for a Company match or contribution was $111 million in 2020, $126 million in 2019 and $108 million in 2018. As a short term measure to preserve cash and reduce costs, the Company's matching contributions were temporarily suspended effective May 1, 2020 and matching contributions were reinstated in October 2020.
Note 10 – Acquisitions
Bard
On December 29, 2017, the Company completed its acquisition of Bard, to create a medical technology company which is uniquely positioned to improve both the treatment of disease for patients and the process of care for health care providers.  The operating activities of Bard from the acquisition date through December 31,

Notes to Consolidated Financial Statements — (Continued)
Becton, Dickinson and Company

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
Transaction Costs
Transaction costs related to this acquisition incurred during the years ended September 30, 2018 were approximately $56 million. These transaction costs were recorded as Acquisitions and other restructurings and consisted of legal, advisory and other costs. See Note 12 for discussion regarding restructuring costs incurred relative to the Bard acquisition.
Unaudited Pro Forma Information
As noted above, Bard's operating activities from the acquisition date through December 31, 2017 were not material and the Company included Bard in its consolidated results of operations beginning on January 1, 2018. Revenues in 2018 were $3 billion. Net Income in 2018 included loss attributable to Bard of $(107) million. The following table provides the pro forma results for the fiscal year 2018 as if Bard had been acquired as of October 1, 2016.

(Millions of dollars, except per share data)
2018
Revenues	$16,947

Net Income	$390

Diluted Earnings per Share	$0.90
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

Note 11 — Divestitures
Advanced Bioprocessing
In October 2018, the Company completed the sale of its Life Sciences segment's Advanced Bioprocessing business. The Company recognized a pre-tax gain on the sale of approximately $336 million which was recorded as a component of Other operating expense, net in fiscal year 2019.
Vyaire Medical
In April 2018, the Company completed the sale of its non-controlling interest in Vyaire Medical. The Company received gross cash proceeds of approximately $435 million and recognized a pre-tax gain on the sale of approximately $303 million, which was recognized in Other income, net.
Note 12 — Business Restructuring Charges
In connection with the Company's 2018 acquisition of Bard, the 2015 acquisition of CareFusion and portfolio rationalization initiatives, the Company incurred restructuring costs which were largely recorded within Acquisitions and other restructurings on its consolidated statements of income. Restructuring liability activity in 2020, 2019 and 2018 was as follows:

	Employee Termination		Other		Total
(Millions of dollars)	Bard	Other Initiatives (a)	Bard (b)	Other Initiatives (a)	Bard	Other Initiatives (a)
Balance at September 30, 2017	$—	$49	$—	$6	$—	$55
Charged to expense	136	30	156	22	292	52
Cash payments	(103)	(56)	(3)	(23)	(106)	(79)
Non-cash settlements	—	—	(153)	(1)	(153)	(1)
Balance at September 30, 2018	$33	$23	$—	$4	$33	$27
Charged to expense	23	29	95	33	118	62
Cash payments	(34)	(21)	(5)	(31)	(39)	(52)
Non-cash settlements	—	—	(89)	(3)	(89)	(3)
Balance at September 30, 2019	$22	$31	$1	$3	$23	$34
Charged to expense	7	13	42	33	49	46
Cash payments	(14)	(27)	(18)	(31)	(32)	(58)
Non-cash settlements	—	—	(24)	(2)	(24)	(2)
Balance at September 30, 2020	$15	$17	$1	$3	$16	$20
(a)Restructuring costs in 2020 primarily related to simplification and other cost saving initiatives implemented in fiscal 2020, while 2019 and 2018 included expenses related to the Company's acquisition of CareFusion in fiscal year 2015 and other initiatives.
(b)Expenses in 2020, 2019 and 2018 largely represented the costs associated with the conversion of certain pre-acquisition equity awards of Bard which, to encourage post-acquisition employee retention, were converted to BD equity awards with substantially the same terms and conditions as were applicable under such Bard awards immediately prior to the acquisition date.  Expenses in 2018 also included costs relating to Bard’s pension plan, partially offset by a gain on the sale of the Company's soft tissue core needle biopsy product line recorded in fiscal year 2018.

Notes to Consolidated Financial Statements — (Continued)
Becton, Dickinson and Company

Note 13 — Intangible Assets
Intangible assets at September 30 consisted of:

	2020		2019
(Millions of dollars)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets
Developed technology	$14,105	$3,959	$13,960	$2,906
Customer relationships	4,616	1,509	4,608	1,183
Product rights	119	73	110	60
Trademarks	408	120	407	102
Patents and other	500	320	445	305
Amortized intangible assets	$19,748	$5,981	$19,530	$4,555

Unamortized intangible assets
Acquired in-process research and development (a)	$44		$1
Trademarks	2		2
Unamortized intangible assets	$46		$3
(a)The increase in the carrying value of assets in 2020 was attributable to an immaterial acquisition which occurred during the second quarter of fiscal year 2020.
Intangible amortization expense was $1.384 billion, $1.497 billion and $1.255 billion in 2020, 2019 and 2018, respectively. The increase in intangible amortization expense beginning in 2019 was attributable to the first full year amortization of assets acquired in the Bard transaction, which is further discussed in Note 10. The estimated aggregate amortization expense for the fiscal years ending September 30, 2021 to 2025 are as follows: 2021 — $1.387 billion; 2022 — $1.377 billion; 2023 — $1.359 billion; 2024 — $1.357 billion; 2025 — $1.357 billion.
The following is a reconciliation of goodwill by business segment:

(Millions of dollars)	Medical	Life Sciences	Interventional	Total
Goodwill as of September 30, 2018	$10,054	$775	$12,771	$23,600
Divestitures and related adjustments (a)	—	3	—	3
Purchase price allocation adjustments (b)	(15)	—	(75)	(90)
Currency translation	(50)	(6)	(81)	(137)
Goodwill as of September 30, 2019	$9,989	$772	$12,615	$23,376
Acquisitions (c)	10	58	49	117
Purchase price allocation adjustments	—	1	4	5
Currency translation	44	7	71	122
Goodwill as of September 30, 2020	$10,044	$837	$12,739	$23,620
(a)Represents adjustments to goodwill derecognized upon the Company's sale of certain businesses, as further discussed in Note 11.
(b)The purchase price allocation adjustments were primarily driven by adjustments to tax-related balances recorded upon the finalization of the Bard acquisition allocation within one year of the transaction's closing.
(c)Represents goodwill recognized relative to certain acquisitions which were not material individually or in the aggregate.

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
Hedges of the transactional foreign exchange exposures resulting primarily from intercompany payables and receivables are undesignated hedges. As such, the gains or losses on these instruments are recognized immediately in income. These gains and losses are largely offset by gains and losses on the underlying hedged items, as well as the hedging costs associated with the derivative instruments. The net amounts recognized in Other income, net, during the years ending September 30, 2020, 2019 and 2018 were immaterial to the Company's consolidated financial results. The total notional amounts of the Company’s outstanding foreign exchange contracts as of September 30, 2020 and 2019 were $2.5 billion and $2.3 billion, respectively.
Certain of the Company's foreign currency-denominated long-term notes outstanding, which had a total carrying value of $1.5 billion and $1.4 billion, as of September 30, 2020 and 2019, respectively, were designated as, and were effective as, economic hedges of net investments in certain of the Company's foreign subsidiaries. The Company has entered into cross-currency swaps, all of which are designated and effective as economic hedges of net investments in certain of the Company's foreign subsidiaries. The notional amounts of the cross-currency swaps were $3.0 billion and $2.3 billion as of September 30, 2020 and 2019, respectively.
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
Net (losses) gains recorded to Accumulated other comprehensive income (loss) relating to the Company's net investment hedges as of September 30, 2020, 2019 and 2018 were as follows:

(Millions of dollars)	2020	2019	2018
Foreign currency-denominated debt	$(106)	$138	81
Cross-currency swaps	$(109)	$73	—
Foreign currency forward contract (a)	$—	$(9)	—
(a)Represented a loss recognized on a forward contract which was entered into and terminated in fiscal year 2019.
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

Notes to Consolidated Financial Statements — (Continued)
Becton, Dickinson and Company

For interest rate swaps designated as fair value hedges (i.e., hedges against the exposure to changes in the fair value of an asset or a liability or an identified portion thereof that is attributable to a particular risk), changes in the fair value of the interest rate swaps offset changes in the fair value of the fixed rate debt due to changes in market interest rates.
The total notional amount of the Company’s outstanding interest rate swaps designated as fair value hedges was $375 million at September 30, 2020 and 2019. The outstanding swaps represent fixed-to-floating interest rate swap agreements the Company entered into to convert the interest payments on certain long-term notes from the fixed rate to a floating interest rate based on LIBOR. Changes in the fair value of the interest rate swaps offset changes in the fair value of the fixed rate debt. The amounts recorded during the years ended September 30, 2020 and 2019 for changes in the fair value of these hedges were immaterial to the Company's consolidated financial results.
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
The total notional amount of the Company's outstanding forward starting interest rate swaps was $1.5 billion at September 30, 2020 and 2019. The Company entered into these contracts in the fourth quarter of fiscal year 2019 to mitigate its exposure to interest rate risk. The Company recorded after-tax losses of $75 million in Other comprehensive income (loss) relating to these interest rate hedges during the year ended September 30, 2020. The amounts recognized in other comprehensive income relating to interest rate hedges during the year ended 2019 were immaterial.

Other Risk Exposures
The Company purchases resins, which are oil-based components used in the manufacture of certain products. Significant increases in world oil prices that lead to increases in resin purchase costs could impact future operating results. From time to time, the Company has managed price risks associated with these commodity purchases through commodity derivative forward contracts. The Company had no outstanding commodity derivative forward contracts at September 30, 2020. The Company's outstanding commodity derivative forward contracts at September 30, 2019 were immaterial to the Company's consolidated financial results.
Financial Statement Effects
The fair values of derivative instruments outstanding at September 30, 2020 and 2019 were not material to the Company's consolidated balance sheets.
The amounts reclassified from accumulated other comprehensive income relating to cash flow hedges during 2020, 2019 and 2018 were not material to the Company's consolidated financial results.

Note 15 — Financial Instruments and Fair Value Measurements
The following reconciles cash and equivalents and restricted cash reported within the Company's consolidated balance sheets at September 30, 2020 and 2019 to the total of these amounts shown on the Company's consolidated statements of cash flows:

Notes to Consolidated Financial Statements — (Continued)
Becton, Dickinson and Company

(Millions of dollars)	September 30, 2020	September 30, 2019
Cash and equivalents	$2,825	$536
Restricted cash	92	54
Cash and equivalents and restricted cash	$2,917	$590
The Company’s cash and equivalents include institutional money market accounts, which permit daily redemption, and an ultra-short bond fund. The fair values of these investments are based upon the quoted prices in active markets provided by the holding financial institutions, which are considered Level 1 inputs in the fair value hierarchy. The fair values of these accounts were $1.549 billion and $39 million at September 30, 2020 and 2019, respectively. The Company’s remaining cash and equivalents, excluding restricted cash, were $1.276 billion and $497 million at September 30, 2020 and 2019, respectively.
Short-term investments are held to their maturities and are carried at cost, which approximates fair value. The short-term investments consist of instruments with maturities greater than three months and less than one year.
Long-term debt is recorded at amortized cost. The fair value of long-term debt is measured based upon quoted prices in active markets for similar instruments, which are considered Level 2 inputs in the fair value hierarchy. The fair value of long-term debt was $19.0 billion and $19.2 billion at September 30, 2020 and 2019, respectively. The fair value of the current portion of long-term debt was $702 million and $1.3 billion at September 30, 2020 and 2019, respectively.
All other instruments measured by the Company at fair value, including derivatives and contingent consideration liabilities, are immaterial to the Company's consolidated balance sheets.
Nonrecurring Fair Value Measurements
In fiscal year 2020, the Company recorded charges to Cost of products sold of $57 million to write down the carrying values of certain intangible and other assets in the Biosciences and Integrated Diagnostic Solutions units, and $41 million to write down the value of fixed assets primarily in the Medication Delivery Solutions and Pharmaceutical Systems units. In fiscal years 2019, the Company recorded a charge to Research and development expense of $30 million to Cost of products sold to write down the carrying values of certain intangible assets in the Surgery unit. In fiscal year 2018, the Company recorded charges of $58 million to write down the value of fixed assets, primarily in the Diabetes Care unit, as well as charges of $81 million to write down the carrying value of certain intangible and other assets in the Biosciences unit. The amounts recognized in 2020, 2019 and 2018 were recorded to adjust the carrying amount of assets to the assets' fair values, which were estimated, based upon a market participant's perspective, using either Level 2 inputs, including quoted prices for similar assets, or Level 3 inputs, including values estimated using the income approach.
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

Notes to Consolidated Financial Statements — (Continued)
Becton, Dickinson and Company

risks associated with the availability of government funding and reimbursement practices. The Company believes the current reserves related to all governmental receivables are adequate and that this concentration of credit risk will not have a material adverse impact on its financial position or liquidity.
Transfers of trade receivables
Over the normal course of its business activities, the Company transfers certain trade receivable assets to third parties under factoring agreements. Per the terms of these agreements, the Company surrenders control over its trade receivables upon transfer.  Accordingly, the Company accounts for the transfers as sales of trade receivables by recognizing an increase to Cash and equivalents and a decrease to Trade receivables, net when proceeds from the transactions are received.  During 2020, the Company transferred $2.2 billion of its trade receivables to third parties under factoring arrangements and the Company’s balance of Trade receivables, net at September 30, 2020 excluded transferred trade receivables, which were yet to be remitted to the third parties, of $256 million.  The costs incurred by the Company in connection with factoring activities were not material to its consolidated financial results.  The Company’s transfers of trade receivables during fiscal year 2019 were not material to its consolidated financial results.
Note 16 — Debt
Short-term debt
The carrying value of Short-term debt, net of unamortized debt issuance costs, at September 30 consisted of:

(Millions of dollars)	2020	2019
Current portion of long-term debt
0.174% Notes due June 4, 2021	701	—
2.404% Notes due June 5, 2020	—	999
2.675% Notes due December 15, 2019	—	300
Other	5	10
Total short-term debt	$707	$1,309
The weighted average interest rates for short-term debt were 0.20% and 2.48% at September 30, 2020 and 2019, respectively.

Notes to Consolidated Financial Statements — (Continued)
Becton, Dickinson and Company

Long-term debt
The carrying value of Long-Term Debt, net of unamortized debt issuance costs, at September 30 consisted of:

(Millions of dollars)		2020	2019
3.250% Notes due November 12, 2020	(a)	—	699
Floating Rate Notes due December 29, 2020	(a)	—	748
0.174% Notes due June 4, 2021		—	651
3.125% Notes due November 8, 2021		1,008	1,004
2.894% Notes due June 6, 2022		1,797	1,795
Floating Rate Notes due June 6, 2022		499	498
1.000% Notes due December 15, 2022		584	542
Revolving Credit Facility due December 29, 2022		—	480
3.300% Notes due March 1, 2023		295	295
1.401% Notes due May 24, 2023		350	325
0.632% Notes due June 4, 2023		933	867
3.875% Notes due May 15, 2024		180	181
3.363% Notes due June 6, 2024		1,742	1,740
3.734% Notes due December 15, 2024		1,370	1,369
3.020% Notes due May 24, 2025		320	306
1.208% Notes due June 4, 2026		699	649
6.700% Notes due December 1, 2026		172	174
1.900% Notes due December 15, 2026		582	541
3.700% Notes due June 6, 2027		1,715	1,714
7.000% Debentures due August 1, 2027		175	175
6.700% Debentures due August 1, 2028		174	175
2.823% Notes due May 20, 2030	(b)	743	—
6.000% Notes due May 15, 2039		246	246
5.000% Notes due November 12, 2040		124	124
4.875% Notes due May 15, 2044		247	248
4.685% Notes due December 15, 2044		1,044	1,045
4.669% Notes due June 6, 2047		1,485	1,485
3.794% Notes due May 20, 2050	(b)	742	—
Other long-term debt		—	5
Total Long-Term Debt		$17,224	$18,081
(a)All of the aggregate principal amount outstanding was redeemed during 2020, as further discussed below.
(b)Represents notes issued during 2020, as further discussed below.
The aggregate annual maturities of debt including interest during the fiscal years ending September 30, 2021 to 2025 are as follows: 2021 — $1.2 billion; 2022 — $3.8 billion; 2023 — $2.6 billion; 2024 — $2.3 billion; 2025 — $2.0 billion.
Other current credit facilities

The Company has a five-year senior unsecured revolving credit facility in place which will expire in December 2022. The facility agreement includes a provision that enabled BD, subject to additional

Notes to Consolidated Financial Statements — (Continued)
Becton, Dickinson and Company

commitments made by the lenders, to access up to an additional $500 million in financing through the facility for a maximum aggregate commitment of $2.75 billion. In April 2020, the Company entered into a supplement to the facility agreement which increased the revolving commitments available under the facility by $381 million. As such, borrowings provided for under the agreement increased from $2.25 billion to $2.63 billion. The Company is also able to issue up to $100 million in letters of credit under this revolving credit facility. Proceeds from this facility are used to fund general corporate needs. There were no borrowings outstanding under the revolving credit facility at September 30, 2020 and borrowings outstanding at September 30, 2019 were $485 million. In addition, the Company has informal lines of credit outside of the United States.
The Company had no commercial paper borrowings outstanding as of September 30, 2020.
2020 Debt-Related Transactions
In March 2020, the Company entered into a 364-day senior unsecured term loan facility with borrowing capacity available of $2.0 billion. During the third quarter of fiscal year 2020, the Company repaid $1.9 billion of borrowings outstanding under this term loan with cash on hand and terminated the facility.
In May 2020, the Company issued $750 million of 2.823% notes due May 20, 2030 and $750 million of 3.794% notes due May 20, 2050. The Company used the net proceeds from this long-term debt offering, together with cash on hand, to repay the entire $1.000 billion aggregate principal outstanding on the 2.404% notes due June 5, 2020, and to redeem $500 million of the aggregate principal outstanding on the 3.250% notes due November 12, 2020, as well as accrued interest, related premiums, fees and expenses related to these repaid amounts. The Company redeemed this long-term debt at an aggregate market price of $506 million. The carrying value of these long-term notes was $500 million, and the Company recognized a loss on this debt extinguishment of $6 million, which was recorded in June 2020 within Other income, net, on the Company’s consolidated statements of income.
In September 2020, the Company redeemed the remaining $200 million of its outstanding 3.25% notes due November 12, 2020, and $750 million of its floating rate notes due December 29, 2020. Based upon the aggregate $950 million carrying value of the notes redeemed and the $951 million the Company paid to redeem the aggregate principal amount of the notes, the Company recorded a loss on these debt extinguishment transactions in the fourth quarter of fiscal year 2020 of $1 million within Other income, net, on its consolidated statements of income.

2019 Debt-Related Transactions
In March 2019, the Company redeemed an aggregate principal amount of $250 million of its outstanding floating rate senior unsecured U.S. notes due December 29, 2020. Based upon the $249 million carrying value of the notes redeemed and the $250 million the Company paid to redeem the aggregate principal amount of the notes, the Company recorded a loss on this debt extinguishment transaction in the second quarter of fiscal year 2019 of $1 million within Other income, net, on its consolidated statements of income.
In June 2019, Becton Dickinson Euro Finance S.à r.l., a private limited liability company (société à responsabilité limitée), which is an indirect, wholly-owned finance subsidiary of the Company, issued Euro-denominated debt consisting of 600 million Euros ($672 million) of 0.174% notes due June 4, 2021, 800 million Euros ($896 million) of 0.632% notes due June 4, 2023, and 600 million Euros ($672 million) of 1.208% notes due June 4, 2026. The notes are fully and unconditionally guaranteed on a senior unsecured basis by the Company. No other of the Company's subsidiaries provide any guarantees with respect to these notes. The indenture covenants included a limitation on liens and a restriction on sale and leasebacks, change of control and consolidation, merger and sale of assets covenants. These covenants are subject to a number of exceptions, limitations and qualifications. The indenture did not restrict the Company, Becton Dickinson Euro Finance S.à r.l., or any other of the Company's subsidiaries from incurring additional debt or other liabilities, including additional senior debt. Additionally, the indenture did not restrict Becton Dickinson Euro Finance S.à r.l. and the Company from granting security interests over its assets.

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
The carrying value of these long-term notes was $1.112 billion, and the Company recognized a loss on this debt extinguishment of $57 million, which was recorded in June 2019 within Other income, net, on the Company’s consolidated statements of income.
In September 2019, the Company redeemed an aggregate principal amount of $825 million of its outstanding 2.675% notes due December 15, 2019. Based upon the $825 million carrying value of the notes redeemed and the $826 million the Company paid to redeem the aggregate principal amount of the notes, the Company recorded a loss on this debt extinguishment transaction in the fourth quarter of fiscal year 2019 of $1 million within Other income, net, on its consolidated statements of income.
During the fourth quarter of 2019, the Company fully repaid its borrowings outstanding on a 364-day senior unsecured term loan facility that the Company entered in September 2018.
Capitalized interest
The Company capitalizes interest costs as a component of the cost of construction in progress. A summary of interest costs and payments for the years ended September 30 is as follows:

(Millions of dollars)	2020	2019	2018
Charged to operations	$528	$639	$706
Capitalized	43	44	42
Total interest costs	$571	$683	$748
Interest paid, net of amounts capitalized	$515	$658	$674

Notes to Consolidated Financial Statements — (Continued)
Becton, Dickinson and Company

Note 17 — Income Taxes
Provision for Income Taxes
The provision (benefit) for income taxes the years ended September 30 consisted of:

(Millions of dollars)	2020	2019	2018
Current:
Federal	$(50)	$235	$665
State and local, including Puerto Rico	47	41	73
Foreign	400	300	387
	$397	$576	$1,124
Deferred:
Domestic	$(184)	$(577)	$(201)
Foreign	(101)	(56)	(61)
	(286)	(633)	(262)
Income tax provision (benefit)	$111	$(57)	$862

The components of Income Before Income Taxes for the years ended September 30 consisted of:

(Millions of dollars)	2020	2019	2018
Domestic, including Puerto Rico	$(489)	$799	$(135)
Foreign	1,474	377	1,308
Income Before Income Taxes	$985	$1,176	$1,173

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
During fiscal year 2019, the Company finalized its accounting for the income tax effects of the Act, and all adjustments related to finalization of its calculations were included as a component of Income tax provision (benefit) in fiscal year 2019. The Company recognized additional tax benefit of $50 million and additional tax cost of $640 million in 2019 and 2018, respectively, as a result of this legislation. These amounts are reflected in the Company's consolidated statements of income within Income tax provision (benefit). During fiscal year 2019, the Company also changed its assertion with respect to historical unremitted foreign earnings, which resulted in a total tax benefit of $138 million, of which $67 million is related to the tax legislation benefit previously recorded, and is included as a component of Income tax provision (benefit) in fiscal 2019. The Company asserts indefinite reinvestment for all historical unremitted foreign earnings as of September 30, 2020.
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

Notes to Consolidated Financial Statements — (Continued)
Becton, Dickinson and Company

(Millions of dollars)	2020	2019	2018
Balance at October 1	$577	$601	$407
Increase due to acquisitions	1	3	140
Increase due to current year tax positions	35	11	43
Increase due to prior year tax positions	76	6	43
Decreases due to prior year tax positions	(49)	(39)	—
Decrease due to settlements with tax authorities	(4)	—	(29)
Decrease due to lapse of statute of limitations	(16)	(5)	(3)
Balance at September 30	$620	$577	$601
Upon the Company's acquisition of CareFusion in 2015, the Company became a party to a tax matters agreement with Cardinal Health resulting from Cardinal Health's spin-off of CareFusion in fiscal year 2010. Under the tax matters agreement, the Company is obligated to indemnify Cardinal Health for certain tax exposures and transaction taxes prior to CareFusion’s spin-off from Cardinal Health. The indemnification payable is approximately $164 million at September 30, 2020 and is included in Deferred Income Taxes and Other Liabilities on the consolidated balance sheet.
At September 30, 2020, 2019 and 2018, there are $719 million, $624 million and $632 million of unrecognized tax benefits that if recognized, would affect the effective tax rate. During the fiscal years ended September 30, 2020, 2019 and 2018, the Company reported interest and penalties associated with unrecognized tax benefits of $1 million, $26 million and $20 million on the consolidated statements of income as a component of Income tax provision (benefit). The Company conducts business and files tax returns in numerous countries and currently has tax audits in progress in a number of tax jurisdictions. The IRS has completed its audit for fiscal year 2014 for the BD business prior to its acquisition of CareFusion. The IRS has also completed its audit for fiscal years 2015 and 2017 for the combined BD and CareFusion business. The IRS is currently examining the CareFusion legacy fiscal year 2014 and short period 2015, as well as BD's combined company for fiscal years 2016, 2018, and 2019. With regard to Bard, all examinations have been completed through calendar year 2014, and calendar years 2015, 2016, and 2017 are currently under examination by the IRS. For the other major tax jurisdictions where the Company conducts business, tax years are generally open after 2012.
Deferred Income Taxes
Deferred income taxes at September 30 consisted of:

	2020		2019
(Millions of dollars)	Assets	Liabilities	Assets	Liabilities
Compensation and benefits	$554	$—	$513	$—
Property and equipment	—	361	—	312
Intangibles	—	2,408	—	2,624
Loss and credit carryforwards	1,900	—	1,327	—
Product recall and liability reserves	241	—	182	—
Other	501	137	396	74
	3,196	2,906	2,417	3,011
Valuation allowance	(1,820)	—	(1,240)	—
Net (a)	$1,376	$2,906	$1,177	$3,011
(a)Net deferred tax assets are included in Other Assets and net deferred tax liabilities are included in Deferred Income Taxes and Other Liabilities on the consolidated balance sheets.
Deferred tax assets and liabilities are netted on the balance sheet by separate tax jurisdictions. Deferred taxes have not been provided on undistributed earnings of foreign subsidiaries as of September 30, 2020 since the determination of the total amount of unrecognized deferred tax liability is not practicable.

Notes to Consolidated Financial Statements — (Continued)
Becton, Dickinson and Company

Generally, deferred tax assets have been established as a result of net operating losses and credit carryforwards with expiration dates from 2021 to an unlimited expiration date. Valuation allowances have been established as a result of an evaluation of the uncertainty associated with the realization of certain deferred tax assets on these losses and credit carryforwards. The valuation allowance at September 30, 2020 is primarily the result of foreign losses due to the Company’s global re-organization of its foreign entities and these generally have no expiration date. Valuation allowances are also maintained with respect to deferred tax assets for certain federal and state carryforwards that may not be realized and that principally expire in 2022.
Tax Rate Reconciliation
A reconciliation of the federal statutory tax rate to the Company’s effective income tax rate was as follows:

	2020	2019	2018
Federal statutory tax rate	21.0%	21.0%	24.5%
New U.S. tax legislation (see discussion above)	—	(4.3)	54.6
State and local income taxes, net of federal tax benefit	(1.9)	0.1	0.8
Foreign income tax at rates other than 21%	(14.8)	(6.6)	(11.7)
Effect of foreign operations	19.1	(5.5)	19.0
Effect of Research Credits and FDII/Domestic Production Activities	(5.0)	(3.3)	(2.8)
Effect of tax benefit relating to share-based compensation	(4.5)	(3.9)	(6.1)
Effect of gain on divestitures	(4.5)	(2.0)	1.3
Effect of uncertain tax position	—	—	3.3
Effect of valuation allowance release	—	—	(4.8)
Effect of application for change in accounting method	—	—	(4.5)
Effect of nondeductible compensation	—	—	1.6
Other, net	1.9	(0.3)	(1.7)
Effective income tax rate	11.3%	(4.8)%	73.5%

The fluctuations in the Company’s reported tax rates are primarily due to the Act, the effects of which were recorded in fiscal years 2018 and 2019, as well as the geographical mix of income attributable to foreign countries that have income tax rates that vary from the U.S. tax rate.
Tax Holidays and Payments
The approximate tax impact related to tax holidays in various countries in which the Company does business were $136 million, $(43) million and $107 million, in 2020, 2019 and 2018, respectively. The impact of the tax holiday on diluted earnings per share was approximately $0.48, $(0.16) and $0.40 for fiscal years 2020, 2019 and 2018, respectively. The tax holidays expire at various dates through 2028.
The Company made income tax payments, net of refunds, of $518 million in 2020, $536 million in 2019 and $235 million in 2018.

Notes to Consolidated Financial Statements — (Continued)
Becton, Dickinson and Company

Note 18 — Leases
The Company leases real estate, vehicles and other equipment which are used in the Company’s manufacturing, administrative and research and development activities. The Company identifies a contract that contains a lease as one which conveys a right, either explicitly or implicitly, to control the use of an identified asset in exchange for consideration. The Company’s lease arrangements are generally classified as operating leases. These arrangements have remaining terms ranging from less than one year to approximately 25 years and the weighted-average remaining lease term of the Company’s leases is approximately 7.3 years. An option to renew or terminate the current term of a lease arrangement is included in the lease term if the Company is reasonably certain to exercise that option.
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
The implicit interest rates of the Company’s lease arrangements are generally not readily determinable and as such, the Company applies an incremental borrowing rate, which is established based upon the information available at the lease commencement date, to determine the present value of lease payments due under an arrangement. The weighted-average incremental borrowing rate that has been applied to measure the Company’s lease liabilities is 2.2%.
The Company’s lease cost recorded in its consolidated statements of income for the year ended September 30, 2020 was $131 million under the new lease accounting standard. Rental expense for all operating leases amounted to $169 million and $149 million in 2019 and 2018, respectively, under the previous accounting standard. Cash payments arising from the Company’s lease arrangements are reflected on its consolidated statement of cash flows as outflows used for operating activities. The right-of-use assets and lease liabilities recognized on the Company’s consolidated balance sheet as of September 30, 2020 were as follows:

(Millions of dollars)	September 30, 2020
Right-of-use assets recorded in Other Assets	$418
Current lease liabilities recorded in Accrued expenses	$106
Non-current lease liabilities recorded in Deferred Income Taxes and Other Liabilities	$336
The Company’s payments due under its operating leases are as follows:

(Millions of dollars)
2021	$115
2022	96
2023	63
2024	41
2025	32
Thereafter	142
Total payments due	489
Less: imputed interest	47
Total	$442

Notes to Consolidated Financial Statements — (Continued)
Becton, Dickinson and Company

The Company’s future minimum rental commitments on non-cancelable leases at September 30, 2019, prior to the adoption of the new lease accounting standard, were estimated as follows:

(Millions of dollars)
2020	$122
2021	103
2022	83
2023	57
2024	56
Thereafter	123
Total	$546
Note 19 — Supplemental Financial Information
Other Income, Net

(Millions of dollars)	2020	2019	2018
Royalty and licensing income (a)	$17	$64	$51
Other investment gains, net	13	18	8
Deferred compensation	24	6	3
Net pension and postretirement benefit cost (b)	7	(2)	(13)
Losses on undesignated foreign exchange derivatives, net	(17)	(23)	(14)
Losses on debt extinguishment (c)	(8)	(59)	(16)
Product related matters	(9)	—	—
Hurricane-related insurance proceeds	—	35	—
Vyaire Medical-related amounts and other income from divestitures (d)	—	6	288
Other	(3)	(2)	(3)
Other income, net	$23	$43	$305
(a)The amount in 2020 primarily represents licensing income. The amounts in 2019 and 2018 primarily represent the royalty income stream acquired in the Bard transaction, net of non-cash purchase accounting amortization. The royalty income stream was previously reported by Bard as revenues.
(b)Represents all components of the Company’s net periodic pension and postretirement benefit costs, aside from service cost, as a result of the adoption of an accounting standard as further discussed in Note 2.
(c)Represents losses recognized upon the extinguishment of certain senior notes, as further discussed in Note 16.
(d)The amount in 2019 represents income from transition services agreements (“TSA”) related to the Company’s 2018 and 2017 divestitures.  The amount in 2018 includes the gain on the sale of the remaining ownership interest in its former Respiratory Solutions business and subsequent TSA income, net of the Company's share of equity investee results in the business.  Additional disclosures regarding the Company’s divestiture transactions are provided in Note 11.

Notes to Consolidated Financial Statements — (Continued)
Becton, Dickinson and Company

Trade Receivables, Net
The amounts recognized in 2020, 2019 and 2018 relating to allowances for doubtful accounts and cash discounts, which are netted against trade receivables, are provided in the following table:

(Millions of dollars)	Allowance for Doubtful Accounts		Allowance for Cash Discounts	Total
Balance at September 30, 2017	$54		$4	$58
Additions charged to costs and expenses	31		58	89
Deductions and other	(11)	(a)	(50)	(61)
Balance at September 30, 2018	$75		$12	$86
Additions charged to costs and expenses	31		94	125
Deductions and other	(31)	(a)	(92)	(123)
Balance at September 30, 2019	$75		$13	$88
Additions charged to costs and expenses	40		39	78
Deductions and other	(35)	(a)	(38)	(73)
Balance at September 30, 2020	$80		$14	$94
(a)Accounts written off.
Inventories
Inventories at September 30 consisted of:

(Millions of dollars)	2020	2019
Materials	$602	$544
Work in process	335	318
Finished products	1,806	1,717
	$2,743	$2,579
Property, Plant and Equipment, Net
Property, Plant and Equipment, Net at September 30 consisted of:

(Millions of dollars)	2020	2019
Land	$166	$164
Buildings	3,082	2,842
Machinery, equipment and fixtures	8,454	7,932
Leasehold improvements	216	190
	11,919	11,128
Less accumulated depreciation and amortization	5,996	5,469
	$5,923	$5,659

Becton, Dickinson and Company

SUPPLEMENTARY QUARTERLY DATA (UNAUDITED)

Millions of dollars, except per share amounts	2020
	1st	2nd	3rd	4th	Year (a)
Revenues	$4,225	$4,253	$3,855	$4,784	$17,117
Gross Profit	1,978	1,734	1,659	2,206	7,577
Net Income	278	183	286	128	874
Earnings per Share: (b)
Basic	0.88	0.53	0.98	0.36	2.75
Diluted	0.87	0.53	0.97	0.36	2.71

	2019
	1st	2nd	3rd	4th	Year (a)
Revenues	$4,160	$4,195	$4,350	$4,584	$17,290
Gross Profit	1,974	1,974	2,074	2,266	8,288
Net Income	599	20	451	163	1,233
Earnings (loss) per Share:
Basic	2.09	(0.07)	1.53	0.46	4.01
Diluted	2.05	(0.07)	1.51	0.45	3.94
(a)Quarterly amounts may not add to the year-to-date totals due to rounding. Earnings per share amounts are calculated from the underlying whole-dollar amounts.
(b)The sum of diluted earnings per share for the quarters of 2020 do not equal the year-to-date amount due to the impact of shares issued during this fiscal year on the weighted average common shares included in the calculations of diluted earnings per share. Additional disclosures regarding shares issued are provided in Note 3.

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.
Item 9A.    Controls and Procedures.
An evaluation was conducted by BD’s management, with the participation of BD’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of BD’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of September 30, 2020. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were, as of the end of the period covered by this report, effective and designed to ensure that material information relating to BD and its consolidated subsidiaries would be made known to them by others within these entities. There were no changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2020 identified in connection with the above-referenced evaluation that have materially affected, or are reasonably likely to materially affect, BD’s internal control over financial reporting.
Management’s Report on Internal Control Over Financial Reporting and the Report of Independent Registered Public Accounting Firm are contained in Item 8. Financial Statements and Supplementary Data, and are incorporated herein by reference.

Item 9B.    Other Information.
Not applicable.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance.
The information relating to directors and the Audit Committee of the BD Board of Directors required by this item will be contained under the captions “Proposal 1. Election of Directors” and “Board of Directors - Committee membership and function - Audit Committee” in a definitive proxy statement involving the election of directors, which the registrant will file with the SEC not later than 120 days after September 30, 2020 (the “2021 Proxy Statement”), and such information is incorporated herein by reference.
The information relating to executive officers required by this item is included herein in Part I under the caption “Information about our Executive Officers.”
Certain other information required by this item will be contained under the captions “Ownership of BD Common Stock”, and "Corporate Governance - Code of Conduct” in BD’s 2021 Proxy Statement, and such information is incorporated herein by reference.
Item 11.    Executive Compensation.
The information required by this item will be contained under the captions “Compensation Discussion and Analysis,” “Report of the Compensation and Management Development Committee,” “Compensation of Named Executive Officers”, “Board of Directors - Non‑management director compensation,” and “CEO Pay Ratio" in BD’s 2021 Proxy Statement, and such information is incorporated herein by reference.
Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this item will be contained under the caption “Ownership of BD Common Stock” in BD’s 2021 Proxy Statement, and such information is incorporated herein by reference.
Item 13.    Certain Relationships and Related Transactions, and Director Independence.
The information required by this item will be contained under the caption “Corporate Governance - Director independence; Policy regarding related person transactions” in BD’s 2021 Proxy Statement, and such information is incorporated herein by reference.
Item 14.    Principal Accounting Fees and Services.
The information required by this item will be contained under the caption “Proposal 2. Ratification of Selection of Independent Registered Public Accounting Firm” in BD’s 2021 Proxy Statement, and such information is incorporated herein by reference.

PART IV
Item 15.    Exhibits, Financial Statement Schedules.
(a)(1)    Financial Statements
The following consolidated financial statements of BD are included in Item 8 of this report:
◦Reports of Independent Registered Public Accounting Firm
◦Consolidated Statements of Income — Years ended September 30, 2020, 2019 and 2018
◦Consolidated Statements of Comprehensive Income — Years ended September 30, 2020, 2019 and 2018
◦Consolidated Balance Sheets — September 30, 2020 and 2019
◦Consolidated Statements of Cash Flows — Years ended September 30, 2020, 2019 and 2018
◦Notes to Consolidated Financial Statements
(2)Financial Statement Schedules
See Note 19 to the Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data.
(3)Exhibits
See the Exhibit Index below for a list of all management contracts, compensatory plans and arrangements required by this item, and all other Exhibits filed or incorporated by reference as a part of this report.
Item 16. Form 10-K Summary
    BD is not providing summary information.

EXHIBIT INDEX

Exhibit Number	Description	Method of Filing
2(a)	Agreement and Plan of Merger, dated as of April 23, 2017, among C.R. Bard, Inc., Becton, Dickinson and Company and Lambda Corp. +	Incorporated by reference to Exhibit 2.1 to the registrant’s Current Report on Form 8-K filed on April 24, 2017.
2(b)	Amendment No. 1, dated July 28, 2017, to the Agreement and Plan of Merger, dated as of April 23, 2017, among C.R. Bard, Inc., Becton, Dickinson and Company and Lambda Corp.	Incorporated by reference to Exhibit 2.1 to the registrant’s Current Report on Form 8-K filed on July 28, 2017.
3(a)	Restated Certificate of Incorporation, dated as of January 30, 2019.	Incorporated by reference to Exhibit 3 to the registrant’s Quarterly Report on Form 10-Q for the period ended December 31, 2018.
3(b)	Certificate of Amendment to the Company’s Restated Certificate of Incorporation, filed with the New Jersey Secretary of State and effective May 21, 2020.	Incorporated by reference to Exhibit 4.1 to the registration statement on Form 8-A filed by the Company on May 26, 2020.
3(c)	By-Laws, as amended and restated as of September 29, 2020.	Incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed on October 5, 2020.
4(a)	Indenture, dated as of March 1, 1997, between the registrant and The Bank of New York Mellon Trust Company, N.A. (as successor to JPMorgan Chase Bank).	Incorporated by reference to Exhibit 4(a) to Form 8-K filed by the registrant on July 31, 1997.
4(b)	Form of 7.000% Debentures due August 1, 2027.	Incorporated by reference to Exhibit 4(d) to the registrant’s Current Report on Form 8-K filed on July 31, 1997.
4(c)	Form of 6.700% Debentures due August 1, 2028.	Incorporated by reference to Exhibit 4(d) to the registrant’s Current Report on Form 8-K filed on July 29, 1999.
4(d)	Form of 6.000% Notes due May 15, 2039.	Incorporated by reference to Exhibit 4.2 to the registrant's Current Report on Form 8-K filed on May 13, 2009.
4(e)	Form of 3.250% Notes due November 12, 2020.	Incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed on November 12, 2010.
4(f)	Form of 5.000% Notes due November 12, 2040.	Incorporated by reference to Exhibit 4.2 to the registrant’s Current Report on Form 8-K filed on November 12, 2010.
4(g)	Form of 3.125% Notes due November 8, 2021.	Incorporated by reference to Exhibit 4.2 to the registrant’s Current Report on Form 8-K filed on November 8, 2011.
4(h)	Form of 3.734% Notes due December 15, 2024.	Incorporated by reference to Exhibit 4.4 to the registrant’s Current Report on Form 8-K filed on December 15, 2014.
4(i)	Form of 4.685% Notes due December 15, 2044.	Incorporated by reference to Exhibit 4.5 to the registrant’s Current Report on Form 8-K filed on December 15, 2014.

Exhibit Number	Description	Method of Filing
4(j)	Form of 3.300% Senior Notes due March 1, 2023.	Incorporated by reference to Exhibit 4.4 to the registrant’s Current Report on Form 8-K filed on April 29, 2015.
4(k)	Form of 3.875% Senior Notes due May 15, 2024.	Incorporated by reference to Exhibit 4.5 to the registrant’s Current Report on Form 8-K filed on April 29, 2015.
4(l)	Form of 4.875% Senior Notes due May 15, 2044.	Incorporated by reference to Exhibit 4.6 to the registrant’s Current Report on Form 8-K filed on April 29, 2015.
4(m)	Form of 1.000% Notes due December 15, 2022.	Incorporated by reference to Exhibit 4.1 to the registrant's Current Report on Form 8-K filed on December 9, 2016.
4(n)	Form of 1.900% Notes due December 15, 2026.	Incorporated by reference to Exhibit 4.2 to the registrant's Current Report on Form 8-K filed on December 9, 2016.
4(o)	Form of 2.894% Notes due June 6, 2022.	Incorporated by reference to Exhibit 4.3 to the registrant’s Current Report on Form 8-K filed on June 6, 2017.
4(p)	Form of Floating Rate Notes due June 6, 2022.	Incorporated by reference to Exhibit 4.4 to the registrant’s Current Report on Form 8-K filed on June 6, 2017.
4(q)	Form of 3.363% Notes due June 6, 2024.	Incorporated by reference to Exhibit 4.5 to the registrant’s Current Report on Form 8-K filed on June 6, 2017.
4(r)	Form of 3.700% Notes due June 6, 2027.	Incorporated by reference to Exhibit 4.6 to the registrant’s Current Report on Form 8-K filed on June 6, 2017.
4(s)	Form of 4.669% Notes due June 6, 2047.	Incorporated by reference to Exhibit 4.7 to the registrant’s Current Report on Form 8-K filed on June 6, 2017.
4(t)	Form of Certificate for the 6.000% Mandatory Convertible Preferred Stock, Series B.	Incorporated by reference to Exhibit 4.2 to the registrant’s registration statement on Form 8-A filed on May 26, 2020.
4(u)	Deposit Agreement, dated as of May 26, 2020, among Becton, Dickinson and Company and Computershare Inc. and Computershare Trust Company, N.A., acting jointly as depositary and Computershare Trust Company, N.A., acting as Registrar and Transfer Agent, on behalf of the holders from time to time of the depositary receipts described therein.	Incorporated by reference to Exhibit 4.3 to the registrant’s registration statement on Form 8-A filed on May 26, 2020.
4(v)	Form of Depositary Receipt for the Depositary Shares.	Incorporated by reference to Exhibit 4.4 to the registrant’s registration statement on Form 8-A filed on May 26, 2020.
4(w)	Registration Rights Agreement, dated as of December 29, 2017, between Becton, Dickinson and Company and Citigroup Global Markets Inc.	Incorporated by reference to Exhibit 4.1 to the registrant's Current Report on Form 8-K filed on December 29, 2017.
4(x)	Form of 6.700% Notes due December 1, 2026.	Incorporated by reference to Exhibit 4.4 to the registrant's Current Report on Form 8-K filed on December 29, 2017.

Exhibit Number	Description	Method of Filing
4(y)	Indenture, dated as of December 1, 1996 between C.R. Bard, Inc. and The Bank of New York Mellon Trust Company, N.A., a national banking association, as trustee.	Incorporated by reference to Exhibit 4.1 to C.R. Bard, Inc.'s Registration Statement on Form S-3 (File No. 333-05997).
4(z)	First Supplemental Indenture, dated May 18, 2017, between C. R. Bard, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee.	Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K of C.R. Bard, Inc. filed on May 23, 2017.
4(aa)	Form of Floating Rate Notes due December 29, 2020.	Incorporated by reference to Exhibit 4.1 to the registrant's Current Report on Form 8-K filed on March 1, 2018.
4(bb)	Form of 1.401% Notes due May 24, 2023.	Incorporated by reference to Exhibit 4.1 to the registrant's Current Report on Form 8-K filed on May 24, 2018.
4(cc)	Form of 3.020% Notes due May 24, 2025.	Incorporated by reference to Exhibit 4.2 to the registrant's Current Report on Form 8-K filed on May 24, 2018.
4(dd)	First Supplemental Indenture, dated as of June 4, 2019, among Becton Finance, as issuer, Becton, Dickinson and Company, as guarantor, and The Bank of New York Mellon Trust Company, N.A., as trustee.	Incorporated by reference to Exhibit 4.1 to the registrant's Current Report on Form 8-K filed on June 4, 2019.
4(ee)	Form of 0.174% Note due June 4, 2021.	Incorporated by reference to Exhibit 4.2 to the registrant's Current Report on Form 8-K filed on June 4, 2019.
4(ff)	Form of 0.632% Note due June 4, 2023.	Incorporated by reference to Exhibit 4.3 to the registrant's Current Report on Form 8-K filed on June 4, 2019.
4(gg)	Form of 1.208% Note due June 4, 2026.	Incorporated by reference to Exhibit 4.4 to the registrant's Current Report on Form 8-K filed on June 4, 2019.
10(a)(i)	Form of Employment Agreement with executive officers relating to employment following a change of control of the registrant (with tax reimbursement provisions).*	Incorporated by reference to Exhibit 10(a) to the registrant’s Quarterly Report on Form 10-Q for the period ended December 31, 2008.
10(a)(ii)	Form of Employment Agreement with executive officers relating to employment following a change of control of the registrant (without tax reimbursement provisions).*	Incorporated by reference to Exhibit 10(a)(ii) to the registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2013.
10(b)	Stock Award Plan, as amended and restated as of January 31, 2006.*	Incorporated by reference to Exhibit 10(a) to the registrant’s Quarterly Report on Form 10-Q for the period ended December 31, 2005.
10(c)	Performance Incentive Plan, as amended and restated January 24, 2017.*	Incorporated by reference to Exhibit 10.1 to the registrant's Quarterly Report on Form 10-Q for the period ended March 31, 2017.
10(d)	Deferred Compensation and Retirement Benefit Restoration Plan, as amended as of May 1, 2020. *	Incorporated by reference to Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q for the period ended December 31, 2018.

Exhibit Number	Description	Method of Filing
10(e)	1996 Directors’ Deferral Plan, as amended and restated as of November 25, 2014.*	Incorporated by reference to Exhibit 10 to the registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2020.
10(f)(i)	Amended and Restated Aircraft Time Sharing Agreement between Becton, Dickinson and Company and Vincent A. Forlenza dated as of March 21, 2012.*	Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on March 27, 2012.
10(f)(ii)	Aircraft Time Sharing Agreement dated June 5, 2020, between the registrant and Thomas E. Polen.*	Incorporated by reference to Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2020.
10(g)(i)	2004 Employee and Director Equity-Based Compensation Plan, as amended and restated as of November 24, 2020.*	Filed with this report.
10(g)(ii)	French Addendum to the 2004 Employee and Director Equity-Based Compensation Plan dated January 21, 2019.*	Incorporated by reference to Exhibit 10.2 to the registrant's Current Report on Form 8-K filed on January 31, 2020.
10(g)(iii)	Terms of Awards under 2004 Employee and Director Equity-Based Compensation Plan and Stock Award Plan.*	Filed with this report.
10(h)	Form of Commercial Paper Dealer Agreement.	Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on January 6, 2015.
10(i)	Tax Matters Agreement, dated August 31, 2009, by and between Cardinal Health, Inc. and CareFusion Corporation.	Incorporated by reference to Exhibit 10.3 to Cardinal Health, Inc.’s Current Report on Form 8-K filed on September 4, 2009.
10(j)	Credit Agreement, dated as of May 12, 2017, by and among Becton, Dickinson and Company, the banks and issuers of letters of credit party thereto and Citibank, N.A., as administrative agent.	Incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed May 16, 2017.
10(k)	Term sheet, dated August 25, 2017, between the registrant and Samrat Khichi.*	Incorporated by reference to Exhibit 10(o) to the registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2018.
10(l)	C. R. Bard, Inc. Supplemental Executive Retirement Plan, dated as of July 13, 1988.*	Incorporated by reference to Exhibit 10p to the C.R. Bard, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 1993.
10(m)	Supplemental Insurance/Retirement Plan Agreement (as Amended and Restated) between C.R. Bard, Inc. and its executive officers.*	Incorporated by reference to Exhibit 10be to the C.R. Bard, Inc. Quarterly Report on Form 10-Q for the period ended September 30, 2005.
10(n)	2005 Directors’ Stock Award Plan of C. R. Bard, Inc. (as Amended and Restated).*	Incorporated by reference to Exhibit 10bw to the C.R. Bard, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2010.
10(o)	Offer letter of Patrick Kaltenbach, dated March 29, 2018.	Incorporated by reference to Exhibit 10.1 to the registrant's Quarterly Report on Form 10-Q for the period ended March 31, 2019.

Exhibit Number	Description	Method of Filing
10(p)	Joinder Agreement, dated as of March 31, 2020, among Becton, Dickinson and Company, the bank named therein and Wells Fargo Bank, National Association, as administrative agent.	Incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on April 2, 2020.
10(q)	364-Day Term Loan Agreement, dated as of March 20, 2020, among Becton, Dickinson and Company, the banks named therein and Wells Fargo Bank, National Association, as administrative agent.	Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on March 23, 2020.
10(r)
First Amendment to 364-Day Term Loan Agreement and Joinder Agreement, dated as of March 27, 2020, among Becton, Dickinson and Company, the banks named therein and Wells Fargo Bank, National Association, as administrative agent.
Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on April 2, 2020.
10(s)	Commitment Increase Supplement to Credit Agreement, dated as of April 1, 2020, among Becton, Dickinson and Company, the banks named therein and Citibank, N.A., as administrative agent.	Incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed on April 2, 2020.
10(t)	Form of 2.823% Notes due May 20, 2030.	Incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed on May 20, 2020.
10(u)	Form of 3.794% Notes due May 20, 2050.	Incorporated by reference to Exhibit 4.2 to the registrant’s Current Report on Form 8-K filed on May 20, 2020.
21	Subsidiaries of the registrant.	Filed with this report.
23	Consent of independent registered public accounting firm.	Filed with this report.
24	Power of Attorney.	Included on signature page.
31	Certifications of Chief Executive Officer and Chief Financial Officer, pursuant to SEC Rule 13(a)-14(a).	Filed with this report.
32	Certifications of Chief Executive Officer and Chief Financial Officer, pursuant to Section 1350 of Chapter 63 of Title 18 of the U.S. Code.	Filed with this report.
101	The following materials from this report, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.	Filed with this report.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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
Gary DeFazio
Senior Vice President and Corporate Secretary
Dated: November 25, 2020
POWER OF ATTORNEY
KNOW ALL MEN BY THESE PRESENTS, that each of the undersigned hereby constitutes and appoints Thomas E. Polen, Samrat S. Khichi, Christopher R. Reidy and Gary DeFazio, and each of them, acting individually and without the other, as his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign the Company’s Annual Report on Form 10-K for the Company’s fiscal year ended September 30, 2020, and any amendments thereto, each in such form as they or any one of them may approve, and to file the same with all exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done so that such Annual Report shall comply with the Securities Exchange Act of 1934, as amended, and the applicable Rules and Regulations adopted or issued pursuant thereto, as fully and to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them or their substitute or resubstitute, may lawfully do or cause to be done by virtue hereof.
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
Pursuant to the requirements of the Securities Act of 1934, as amended, this Annual Report and Power of Attorney have been signed as of November 25, 2020 by the following persons in the capacities indicated.

Name	Capacity

/S/ THOMAS E. POLEN	Chief Executive Officer
Thomas E. Polen	(Principal Executive Officer)

/S/ CHRISTOPHER R. REIDY	Executive Vice President, Chief Financial Officer
Christopher R. Reidy	and Chief Administrative Officer
(Principal Financial Officer)

/S/ THOMAS J. SPOEREL	Vice President, Controller,
Thomas J. Spoerel	and Chief Accounting Officer
(Principal Accounting Officer)

Name	Capacity

/S/ CATHERINE M. BURZIK
Catherine M. Burzik	Director

/S/ R. ANDREW ECKERT
R. Andrew Eckert	Director

/S/ VINCENT A. FORLENZA
Vincent A. Forlenza	Director

/S/ CLAIRE M. FRASER
Claire M. Fraser	Director

/S/ JEFFREY W. HENDERSON
Jeffrey W. Henderson	Director

/S/ CHRISTOPHER JONES
Christopher Jones	Director

/S/ MARSHALL O. LARSEN
Marshall O. Larsen	Director

/S/ DAVID F. MELCHER
David F. Melcher	Director

/S/ CLAIRE POMEROY
Claire Pomeroy	Director

/S/ REBECCA W. RIMEL
Rebecca W. Rimel	Director

/S/ TIMOTHY M. RING
Timothy M. Ring	Director

/S/ BERTRAM L. SCOTT
Bertram L. Scott	Director