Form 10-Q
period 2020-12-31
BECTON DICKINSON & CO
filed 2021-02-04
CIK 10795

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2020
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
There were 290,559,991 shares of Common Stock, $1.00 par value, outstanding at December 31, 2020.

BECTON, DICKINSON AND COMPANY
FORM 10-Q
For the quarterly period ended December 31, 2020

ITEM 1. FINANCIAL STATEMENTS
BECTON, DICKINSON AND COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
Millions of dollars

	December 31, 2020	September 30, 2020
Assets	(Unaudited)
Current Assets:
Cash and equivalents	$3,248	$2,825
Restricted cash	199	92
Short-term investments	17	20
Trade receivables, net	2,370	2,398
Inventories:
Materials	651	602
Work in process	366	335
Finished products	1,798	1,806
	2,814	2,743
Prepaid expenses and other	889	891
Total Current Assets	9,537	8,969
Property, Plant and Equipment	12,273	11,919
Less allowances for depreciation and amortization	6,177	5,996
Property, Plant and Equipment, Net	6,096	5,923
Goodwill	23,758	23,620
Developed Technology, Net	9,940	10,146
Customer Relationships, Net	3,053	3,107
Other Intangibles, Net	564	560
Other Assets	1,801	1,687
Total Assets	$54,748	$54,012
Liabilities and Shareholders’ Equity
Current Liabilities:
Short-term debt	$1,737	$707
Payables, accrued expenses and other current liabilities	5,284	5,129
Total Current Liabilities	7,021	5,836
Long-Term Debt	16,082	17,224
Long-Term Employee Benefit Obligations	1,434	1,435
Deferred Income Taxes and Other Liabilities	5,549	5,753
Commitments and Contingencies (See Note 5)
Shareholders’ Equity
Preferred stock	2	2
Common stock	365	365
Capital in excess of par value	19,301	19,270
Retained earnings	13,522	12,791
Deferred compensation	23	23
Common stock in treasury - at cost	(6,136)	(6,138)
Accumulated other comprehensive loss	(2,414)	(2,548)
Total Shareholders’ Equity	24,663	23,765
Total Liabilities and Shareholders’ Equity	$54,748	$54,012
Amounts may not add due to rounding.
See notes to condensed consolidated financial statements

BECTON, DICKINSON AND COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Millions of dollars, except per share data
(Unaudited)

	Three Months Ended December 31,
	2020	2019
Revenues	$5,315	$4,225
Cost of products sold	2,583	2,247
Selling and administrative expense	1,149	1,121
Research and development expense	291	270
Acquisitions and other restructurings	50	86
Total Operating Costs and Expenses	4,074	3,724
Operating Income	1,241	501
Interest expense	(118)	(136)
Interest income	2	1
Other income, net	32	27
Income Before Income Taxes	1,157	394
Income tax provision	154	117
Net Income	1,003	278
Preferred stock dividends	(23)	(38)
Net income applicable to common shareholders	$981	$240

Basic Earnings per Share	$3.38	$0.88
Diluted Earnings per Share	$3.35	$0.87
Dividends per Common Share	$0.83	$0.79
Amounts may not add due to rounding.
See notes to condensed consolidated financial statements

BECTON, DICKINSON AND COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Millions of dollars
(Unaudited)

	Three Months Ended December 31,
	2020	2019
Net Income	$1,003	$278
Other Comprehensive Income, Net of Tax
Foreign currency translation adjustments	64	26
Defined benefit pension and postretirement plans	42	17
Cash flow hedges	28	39
Other Comprehensive Income, Net of Tax	134	82
Comprehensive Income	$1,138	$359
Amounts may not add due to rounding.
See notes to condensed consolidated financial statements

BECTON, DICKINSON AND COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Millions of dollars
(Unaudited)

	Three Months Ended December 31,
	2020	2019
Operating Activities
Net income	$1,003	$278
Adjustments to net income to derive net cash provided by operating activities:
Depreciation and amortization	555	530
Share-based compensation	83	82
Deferred income taxes	(66)	(71)
Change in operating assets and liabilities	24	102
Pension obligation	26	24
Other, net	(91)	(231)
Net Cash Provided by Operating Activities	1,533	713
Investing Activities
Capital expenditures	(246)	(173)
Acquisitions of businesses, net of cash acquired	(67)	—
Other, net	(116)	(114)
Net Cash Used for Investing Activities	(430)	(287)
Financing Activities
Change in credit facility borrowings	—	210
Payments of debt and term loans	(267)	(303)
Dividends paid	(264)	(252)
Other, net	(61)	(68)
Net Cash Used for Financing Activities	(592)	(413)
Effect of exchange rate changes on cash and equivalents and restricted cash	18	6
Net increase in cash and equivalents and restricted cash	530	18
Opening Cash and Equivalents and Restricted Cash	2,917	590
Closing Cash and Equivalents and Restricted Cash	$3,447	$609
Amounts may not add due to rounding.
See notes to condensed consolidated financial statements

BECTON, DICKINSON AND COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020
Note 1 – Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, in the opinion of the management of Becton, Dickinson and Company (the "Company" or "BD"), include all adjustments which are of a normal recurring nature, necessary for a fair presentation of the financial position and the results of operations and cash flows for the periods presented. However, the financial statements do not include all information and accompanying notes required for a presentation in accordance with U.S. generally accepted accounting principles ("U.S. GAAP"). These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s 2020 Annual Report on Form 10-K. Within the financial statements and tables presented, certain columns and rows may not add due to the use of rounded numbers for disclosure purposes. Percentages and earnings per share amounts presented are calculated from the underlying amounts. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year.
Note 2 – Accounting Changes
New Accounting Principle Adopted
In June 2016, the FASB issued a new accounting standard which requires earlier recognition of credit losses on loans and other financial instruments held by entities, including trade receivables. The new standard requires entities to measure all expected credit losses for financial assets held at each reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. The Company’s adoption of this accounting standard on October 1, 2020, using the modified retrospective method, did not have a material impact on the Company's condensed consolidated financial statements.
Note 3 – Shareholders' Equity
Changes in certain components of shareholders' equity for the first quarters of fiscal years 2021 and 2020 were as follows:

	Common Stock Issued at Par Value	Capital in Excess of Par Value	Retained Earnings	Deferred Compensation	Treasury Stock
(Millions of dollars)					Shares (in thousands)	Amount
Balance at September 30, 2020	$365	$19,270	$12,791	$23	(74,623)	$(6,138)
Net income	—	—	1,003	—	—	—
Common dividends ($0.83 per share)	—	—	(242)	—	—	—
Preferred dividends	—	—	(23)	—	—	—
Common stock issued for share-based compensation and other plans, net	—	(53)	—	—	549	2
Share-based compensation	—	83	—	—	—	—
Common stock held in trusts, net (a)	—	—	—	—	(7)	—
Effect of change in accounting principles (see Note 2)	—	—	(9)	—	—	—
Balance at December 31, 2020	$365	$19,301	$13,522	$23	(74,080)	$(6,136)

	Common Stock Issued at Par Value	Capital in Excess of Par Value	Retained Earnings	Deferred Compensation	Treasury Stock
(Millions of dollars)					Shares (in thousands)	Amount
Balance at September 30, 2019	$347	$16,270	$12,913	$23	(76,260)	$(6,190)
Net income	—	—	278	—	—	—
Common dividends ($0.79 per share)	—	—	(215)	—	—	—
Preferred dividends	—	—	(38)	—	—	—
Common stock issued for share-based compensation and other plans, net	—	(32)	—	1	758	(38)
Share-based compensation	—	82	—	—	—	—
Common stock held in trusts, net (a)	—	—	—	—	(12)	—
Balance at December 31, 2019	$347	$16,320	$12,938	$24	(75,514)	$(6,228)
(a)Common stock held in trusts represents rabbi trusts in connection with deferred compensation under the Company’s employee salary and bonus deferral plan and directors’ deferral plan.

The components and changes of Accumulated other comprehensive income (loss) for the first quarters of fiscal years 2021 and 2020 were as follows:

(Millions of dollars)	Total	Foreign Currency Translation	Benefit Plans	Cash Flow Hedges
Balance at September 30, 2020	$(2,548)	$(1,416)	$(1,040)	$(91)
Other comprehensive income before reclassifications, net of taxes	115	64	24	27
Amounts reclassified into income, net of taxes	19	—	18	2
Balance at December 31, 2020	$(2,414)	$(1,352)	$(998)	$(62)

(Millions of dollars)	Total	Foreign Currency Translation	Benefit Plans	Cash Flow Hedges
Balance at September 30, 2019	$(2,283)	$(1,256)	$(1,005)	$(23)
Other comprehensive income before reclassifications, net of taxes	63	26	—	37
Amounts reclassified into income, net of taxes	19	—	17	2
Balance at December 31, 2019	$(2,202)	$(1,230)	$(988)	$16
The amounts of foreign currency translation recognized in other comprehensive income during the three months ended December 31, 2020 and 2019 included net losses relating to net investment hedges. Other comprehensive income relating to benefit plans during the three months ended December 31, 2020 represented a net gain recognized as a result of the Company’s remeasurement, as of October 31, 2020, of the legacy Bard U.S. defined pension benefit plan upon its merger with the BD defined benefit cash balance pension plan in the first quarter of fiscal year 2021. The amounts recognized in other comprehensive income relating to cash flow hedges during the three months ended December 31, 2020 and 2019 related to forward starting interest rate swaps. Additional disclosures regarding the Company's derivatives are provided in Note 11.

Note 4 – Earnings per Share
The weighted average common shares used in the computations of basic and diluted earnings per share (shares in thousands) were as follows:

	Three Months Ended December 31,
	2020	2019
Average common shares outstanding	290,590	271,102
Dilutive share equivalents from share-based plans	2,522	3,850
Average common and common equivalent shares outstanding – assuming dilution	293,112	274,952

Share equivalents excluded from the diluted shares outstanding calculation because the result would have been antidilutive:
Mandatory convertible preferred stock	5,995	11,685
Note 5 – Contingencies
Given the uncertain nature of litigation generally, the Company is not able, in all cases, to estimate the amount or range of loss that could result from an unfavorable outcome of the litigation to which the Company is a party. In accordance with U.S. GAAP, the Company establishes accruals to the extent probable future losses are estimable (in the case of environmental matters, without considering possible third-party recoveries). With respect to putative class action lawsuits in the United States and certain of the Canadian lawsuits described below relating to product liability matters, the Company is unable to estimate a range of reasonably possible losses for the following reasons: (i) all or certain of the proceedings are in early stages; (ii) the Company has not received and reviewed complete information regarding all or certain of the plaintiffs and their medical conditions; and/or (iii) there are significant factual issues to be resolved. In addition, there is uncertainty as to the likelihood of a class being certified or the ultimate size of the class. With respect to the civil investigative demand (“CID”) served by the Department of Justice, discussed below, the Company is unable to estimate a range of reasonably possible losses for the following reasons: (i) all or certain of the proceedings are in early stages; and/or (ii) there are significant factual and legal issues to be resolved.
In view of the uncertainties discussed below, the Company could incur charges in excess of any currently established accruals and, to the extent available, liability insurance. In the opinion of management, any such future charges, individually or in the aggregate, could have a material adverse effect on the Company’s consolidated results of operations and consolidated cash flows.
Product Liability Matters
The Company believes that certain settlements and judgments, as well as legal defense costs, relating to product liability matters are, or may be, covered in whole or in part under its product liability insurance policies. In some circumstances, the Company is covered under indemnification obligations from other parties, which if disputed, the Company intends to vigorously contest. Amounts recovered under the Company’s product liability insurance policies or indemnification arrangements may be less than the stated coverage limits or less than otherwise expected and may not be adequate to cover damages and/or costs relating to claims. In addition, there is no guarantee that insurers or other parties will pay claims or that coverage or indemnity will be otherwise available.
Hernia Product Claims
As of December 31, 2020, the Company is defending approximately 23,260 product liability claims involving the Company’s line of hernia repair devices (collectively, the “Hernia Product Claims”). The majority of those claims are currently pending in a coordinated proceeding in Rhode Island State Court, but claims are also pending in other state and/or federal court jurisdictions. In addition, those claims include multiple putative class actions in Canada. Generally, the Hernia Product Claims seek damages for personal injury allegedly resulting from use of the products. From time to time, the Company engages in resolution discussions with plaintiffs’ law firms regarding certain of the Hernia Product Claims, but the Company also intends to vigorously defend Hernia Product Claims that do not settle, including through litigation. The Company expects additional trials of Hernia Product Claims to take place over the next 12 months. In August 2018, a hernia multi-district litigation (“MDL”) was ordered to be established in the Southern District of Ohio. Trials are scheduled throughout fiscal year 2021 in various state and/or federal courts, with the first trial currently scheduled for April 2021 in the Rhode Island State Court. A second trial is scheduled for April 2021 in the MDL. The Company cannot give any assurances that the resolution of the

Hernia Product Claims that have not settled, including asserted and unasserted claims and the putative class action lawsuits, will not have a material adverse effect on the Company’s business, results of operations, financial condition and/or liquidity.
Women’s Health Product Claims
As of December 31, 2020, the Company is defending approximately 465 product liability claims involving the Company’s line of pelvic mesh devices. The majority of those claims are currently pending in various federal court jurisdictions, and a coordinated proceeding in New Jersey State Court, but claims are also pending in other state court jurisdictions. In addition, those claims include putative class actions filed in the United States. Not included in the figures above are approximately 980 filed and unfiled claims that have been asserted or threatened against the Company but lack sufficient information to determine whether a pelvic mesh device of the Company is actually at issue.
The claims identified above also include products manufactured by both the Company and two subsidiaries of Medtronic plc (as successor in interest to Covidien plc) (“Medtronic”), each a supplier of the Company. Medtronic has an obligation to defend and indemnify the Company with respect to any product defect liability relating to products its subsidiaries had manufactured. In July 2015, the Company reached an agreement with Medtronic in which Medtronic agreed to take responsibility for pursuing settlement of certain of the Women’s Health Product Claims that relate to products distributed by the Company under supply agreements with Medtronic. In June 2017, the Company amended the agreement with Medtronic to transfer responsibility for settlement of additional Women’s Health Product Claims to Medtronic on terms similar to the July 2015 agreement, including with respect to the obligation to make payments to Medtronic toward these potential settlements. As of December 31, 2020, the Company has paid Medtronic $148 million towards these potential settlements. The Company also may, in its sole discretion, transfer responsibility for settlement of additional Women’s Health Product Claims to Medtronic on similar terms. The agreements do not resolve the dispute between the Company and Medtronic with respect to Women’s Health Product Claims that do not settle, if any. The foregoing lawsuits, unfiled claims, putative class actions, and other claims, together with claims that have settled or are the subject of agreements or agreements in principle to settle, are referred to collectively as the “Women’s Health Product Claims.” The Women’s Health Product Claims generally seek damages for personal injury allegedly resulting from use of the products.
As of December 31, 2020, the Company has reached agreements or agreements in principle with various plaintiffs’ law firms to settle their respective inventories of cases totaling approximately 15,280 of the Women’s Health Product Claims. The Company believes that these Women’s Health Product Claims are not the subject of Medtronic’s indemnification obligation. These settlement agreements and agreements in principle include unfiled and previously unknown claims held by various plaintiffs’ law firms, which are not included in the approximate number of lawsuits set forth in the first paragraph of this section. Each agreement is subject to certain conditions, including requirements for participation in the proposed settlements by a certain minimum number of plaintiffs. The Company continues to engage in discussions with other plaintiffs’ law firms regarding potential resolution of unsettled Women’s Health Product Claims, which may include additional inventory settlements.
Starting in 2014 in the MDL, the court entered certain pre-trial orders requiring trial work up and remand of a significant number of Women’s Health Product Claims, including an order entered in the MDL on January 30, 2018, that requires the work up and remand of all remaining unsettled cases (the “WHP Pre-Trial Orders”). The WHP Pre-Trial Orders may result in material additional costs or trial verdicts in future periods in defending Women’s Health Product Claims. Trials are anticipated throughout 2021 in state and federal courts. A trial in the New Jersey coordinated proceeding began in March 2018, and in April 2018 a jury entered a verdict against the Company in the total amount of $68 million ($33 million compensatory; $35 million punitive). The Company is in the process of appealing that verdict and a hearing before the appellate court was held on January 25, 2021. The Company expects additional trials of Women’s Health Product Claims to take place over the next 12 months, which may potentially include consolidated trials.
During the course of engaging in settlement discussions with plaintiffs’ law firms, the Company has learned, and may in future periods learn, additional information regarding these and other unfiled claims, or other lawsuits, which could materially impact the Company’s estimate of the number of claims or lawsuits against the Company.
Filter Product Claims
As of December 31, 2020, the Company is defending approximately 520 product liability claims involving the Company’s line of inferior vena cava filters (collectively, the “Filter Product Claims”). The majority of those claims were previously pending in an MDL in the United States District Court for the District of Arizona, but those MDL claims either have been, or are in the process of being, remanded to various federal jurisdictions. Filter Product Claims are also pending in various state court jurisdictions, including a coordinated proceeding in Arizona State Court. In addition, those claims include putative class actions filed in the United States and Canada. The Filter Product Claims generally seek damages for personal injury allegedly resulting from use of the products. The Company has limited information regarding the nature and quantity of certain of the

Filter Product Claims. The Company continues to receive claims and lawsuits and may in future periods learn additional information regarding other unfiled or unknown claims, or other lawsuits, which could materially impact the Company’s estimate of the number of claims or lawsuits against the Company. On May 31, 2019, the MDL Court ceased accepting direct filings or transfers into the Filter Product Claims MDL and, as noted above, remands for non-settled cases have begun and are expected to continue over the next three months. Federal and state court trials are scheduled throughout fiscal year 2021. As of December 31, 2020, the Company entered into settlement agreements and/or settlement agreements in principle for approximately 9,280 cases. On March 30, 2018, a jury in the first MDL trial found the Company liable for negligent failure to warn and entered a verdict in favor of plaintiffs. The jury found the Company was not liable for (a) strict liability design defect; (b) strict liability failure to warn; and (c) negligent design. In August 2020, the Ninth Circuit affirmed that verdict on appeal. On June 1, 2018, a jury in the second MDL trial unanimously found in favor of the Company on all claims. On August 17, 2018, the Court entered summary judgment in favor of the Company on all claims in the third MDL trial. On October 5, 2018, a jury in the fourth MDL trial unanimously found in favor of the Company on all claims. The Company expects additional trials of Filter Product Claims may take place over the next 12 months.
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
On February 27, 2020, a putative class action captioned Kabak v. Becton, Dickinson and Company, et al., Civ. No. 2:20-cv-02155 (SRC) (CLW), was filed in the U.S. District Court for the District of New Jersey against the Company and certain of its officers. The complaint, which purports to be brought on behalf of all persons (other than defendants) who purchased or otherwise acquired the Company's common stock from November 5, 2019 through February 5, 2020, asserts claims for purported violations of Sections 10 and 20 of the Securities Exchange Act of 1934 and SEC Rule 10b-5 promulgated thereunder, and seeks, among other things, damages and costs. The complaint alleges that defendants concealed material information regarding AlarisTM infusion pumps, including that (1) certain pumps exhibited software errors, (2) the Company was investing in remediation efforts as opposed to other enhancements and (3) the Company was thus reasonably likely to recall certain pumps and/or experience regulatory delays. These alleged omissions, the complaint asserts, rendered certain public statements about the Company’s business, operations and prospects false or misleading, causing investors to purchase stock at an inflated price. The plaintiff filed a motion to amend the complaint to add certain additional factual allegations on January 14, 2021. The Company believes the claims are without merit and intends to vigorously defend this action.
On November 2, 2020, a civil action captioned Jankowski v. Forlenza, et al., Civ. No. 2:20-cv-15474, was filed in the U.S. District Court for the District of New Jersey by a shareholder, Ronald Jankowski, derivatively on behalf of the Company, against its individual directors and certain of its officers. The complaint seeks recovery for breach of fiduciary duties by directors and various officers; violations of the Securities Exchange Act of 1934; and insider trading. In general, the complaint alleges, among other things, that various directors and/or officers (1) caused the Company to issue purportedly misleading statements and SEC filings regarding AlarisTM infusion pumps (2) issued a misleading proxy statement (3) engaged in improper insider trading and (4) caused or contributed to various violations of the Securities Exchange Act of 1934, including sections 10(b), 14(a) and 21D. The complaint seeks damages, including restitution and disgorgement of profits, and an injunction requiring the Company to undertake remedial measures with respect to certain corporate governance and internal procedures. The Company believes these claims are without merit and intends to vigorously defend this action. Consistent with New Jersey law, this action will be stayed pending a formal response by a special committee of the Board of Directors to the shareholder’s presuit demand for an investigation of his claims.

On January 24, 2021, a civil action captioned Schranz v. Polen, et al., Civ. No 2:21-cv-01081, was filed in the U.S. District Court for the District of New Jersey by a shareholder, Jeff Schranz, derivatively on behalf of the Company. The Complaint largely advances claims, and seeks recovery of damages and other relief, similar to those set forth in the Jankowski action.

In April 2019, the Department of Justice served the Company and CareFusion with CIDs seeking information regarding certain of CareFusion’s contracts with the Department of Veteran’s Affairs for certain products, including AlarisTM and PyxisTM devices, in connection with a civil investigation of possible violations of the False Claims Act, and the government recently expanded the investigation to include several additional contracts. The government has made several requests for documents and interviews or depositions of Company personnel. The Company is cooperating with the government and responding to these requests.

The Company cannot predict the outcome of these matters, nor can it predict whether any outcome will have a material adverse effect on the Company’s business, results of operations, financial condition and/or liquidity. Accordingly, the Company has made no provisions for these other legal matters in its consolidated results of operations.
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
Accruals for the Company's product liability claims which are discussed above, as well as the related legal defense costs, amounted to approximately $2.4 billion at December 31, 2020 and $2.5 billion at September 30, 2020. These accruals, which are generally long-term in nature, are largely recorded within Deferred Income Taxes and Other Liabilities on the Company's condensed consolidated balance sheets. As of December 31, 2020 and September 30, 2020, the Company had $198 million and $92 million, respectively, in qualified settlement funds (“QSFs”), subject to certain settlement conditions, for certain product liability matters. Payments to QSFs are recorded as a component of Restricted cash. The Company's expected recoveries related to product liability claims and related legal defense costs were approximately $111 million and $139 million at December 31, 2020 and September 30, 2020, respectively. A substantial amount of these expected recoveries at December 31, 2020 and September 30, 2020 related to the Company’s agreements with Medtronic related to certain Women’s Health Product Claims. The expected recoveries at December 31, 2020 related to the indemnification obligation are not in dispute with respect to claims that Medtronic settles pursuant to the agreements.
Note 6 – Revenues
The Company’s policies for recognizing sales have not changed from those described in the Company’s 2020 Annual Report on Form 10-K. The Company sells a broad range of medical supplies, devices, laboratory equipment and diagnostic products which are distributed through independent distribution channels and directly by BD through sales representatives. End-users of the Company's products include healthcare institutions, physicians, life science researchers, clinical laboratories, the pharmaceutical industry and the general public.
Measurement of Revenues
The Company’s allowance for doubtful accounts reflects the current estimate of credit losses expected to be incurred over the life of its trade receivables. Such estimated credit losses are determined based on historical loss experiences, customer-specific credit risk, and reasonable and supportable forward-looking information, such as country or regional risks that are not captured in the historical loss information. The allowance for doubtful accounts for trade receivables is not material to the Company's consolidated financial results.
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
Remaining Performance Obligations
The Company's obligations relative to service contracts and pending installations of equipment, primarily in the Company's Medication Management Solutions unit, represent unsatisfied performance obligations of the Company. The revenues under existing contracts with original expected durations of more than one year, which are attributable to products and/or services that have not yet been installed or provided are estimated to be approximately $1.9 billion at December 31, 2020. The Company expects to recognize the majority of this revenue over the next three years.
Within the Company's Medication Management Solutions, Medication Delivery Solutions, Integrated Diagnostic Solutions, and Biosciences units, some contracts also contain minimum purchase commitments of reagents or other consumables and the future sales of these consumables represent additional unsatisfied performance obligations of the Company. The revenue attributable to the unsatisfied minimum purchase commitment-related performance obligations, for contracts with original expected durations of more than one year, is estimated to be approximately $2.6 billion at December 31, 2020.  This revenue will be recognized over the customer relationship periods.
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

	Three Months Ended December 31,
(Millions of dollars)	2020			2019
	United States	International	Total	United States	International	Total
Medical
Medication Delivery Solutions	$568	$440	$1,008	$520	$428	$948
Medication Management Solutions	477	152	630	462	113	575
Diabetes Care	150	136	285	139	129	268
Pharmaceutical Systems	79	260	339	84	215	299
Total segment revenues	$1,274	$988	$2,261	$1,204	$886	$2,090

Life Sciences
Integrated Diagnostic Solutions	$1,014	$653	$1,667	$386	$414	$800
Biosciences	120	192	312	152	171	323
Total segment revenues	$1,134	$845	$1,979	$538	$585	$1,123

Interventional
Surgery	$262	$70	$332	$256	$70	$326
Peripheral Intervention	232	193	426	225	170	395
Urology and Critical Care	228	89	317	206	85	291
Total segment revenues	$722	$353	$1,075	$688	$325	$1,012

Total Company revenues	$3,130	$2,186	$5,315	$2,430	$1,795	$4,225

Segment income for the three-month periods was as follows:

	Three Months Ended December 31,
(Millions of dollars)	2020	2019
Income Before Income Taxes
Medical (a)	$666	$564
Life Sciences	972	361
Interventional	302	243
Total Segment Operating Income	1,940	1,167
Acquisitions and other restructurings	(50)	(86)
Net interest expense	(116)	(134)
Other unallocated items (b)	(616)	(553)
Total Income Before Income Taxes	$1,157	$394
(a)The amount for the three months ended December 31, 2019 included a $59 million charge recorded to Cost of products sold, related to the estimate of costs associated with remediation efforts for AlarisTM infusion pumps in the Medication Management Solutions unit.
(b)Primarily comprised of foreign exchange, certain general and administrative expenses and share-based compensation expense.

Note 8 – Benefit Plans
The Company has defined benefit pension plans covering certain employees in the United States and certain international locations. The measurement date used for these plans is September 30.
Net pension cost included the following components for the three-month periods:

	Three Months Ended December 31,
(Millions of dollars)	2020	2019
Service cost	$43	$40
Interest cost	20	22
Expected return on plan assets	(48)	(49)
Amortization of prior service credit	(4)	(3)
Amortization of loss	27	25
Net pension cost	$38	$35
The amounts provided above for amortization of prior service credit and amortization of loss represent the reclassifications of prior service credits and net actuarial losses that were recognized in Accumulated other comprehensive income (loss) in prior periods. All components of the Company’s net periodic pension cost, aside from service cost, are recorded to Other income, net on its condensed consolidated statements of income.
Note 9 – Business Restructuring Charges
The Company incurred restructuring costs during the three months ended December 31, 2020, primarily in connection with the Company's simplification and other cost saving initiatives, which were largely recorded within Acquisitions and other restructurings. Restructuring liability activity for the three months ended December 31, 2020 was as follows:

(Millions of dollars)	Employee Termination		Other		Total
	Bard	Other Initiatives	Bard	Other Initiatives	Bard	Other Initiatives
Balance at September 30, 2020	$15	$17	$1	$3	$16	$20
Charged to expense	—	6	1	10	1	16
Cash payments	(2)	(10)	(2)	(10)	(4)	(20)
Balance at December 31, 2020	$13	$13	$—	$3	$13	$16

Note 10 – Intangible Assets
Intangible assets consisted of:

	December 31, 2020		September 30, 2020
(Millions of dollars)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets
Developed technology	$14,164	$4,223	$14,105	$3,959
Customer relationships	4,645	1,592	4,616	1,509
Product rights	128	80	119	73
Trademarks	408	125	408	120
Patents and other	515	329	500	320
Amortized intangible assets	$19,860	$6,349	$19,748	$5,981
Unamortized intangible assets
Acquired in-process research and development	$44		$44
Trademarks	2		2
Unamortized intangible assets	$46		$46
Intangible amortization expense for the three months ended December 31, 2020 and 2019 was $348 million and $345 million, respectively.
The following is a reconciliation of goodwill by business segment:

(Millions of dollars)	Medical	Life Sciences	Interventional	Total
Goodwill as of September 30, 2020	$10,044	$837	$12,739	$23,620
Acquisitions (a)	50	—	—	50
Purchase price allocation adjustments	—	—	1	1
Currency translation	41	4	42	87
Goodwill as of December 31, 2020	$10,135	$841	$12,782	$23,758
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
Hedges of the transactional foreign exchange exposures resulting primarily from intercompany payables and receivables are undesignated hedges. As such, the gains or losses on these instruments are recognized immediately in income. These gains and losses are largely offset by gains and losses on the underlying hedged items, as well as the hedging costs associated with the derivative instruments. The net amounts recognized in Other income, net, during the three months ended December 31, 2020 and 2019 were immaterial to the Company's consolidated financial results. The total notional amounts of the Company’s outstanding foreign exchange contracts as of December 31, 2020 and September 30, 2020 were $1.5 billion and $2.5 billion, respectively.

Certain of the Company's foreign currency-denominated long-term notes outstanding, which had a total carrying value of $1.6 billion and $1.5 billion as of December 31, 2020 and September 30, 2020, respectively, were designated as, and were effective as, economic hedges of net investments in certain of the Company's foreign subsidiaries. The Company has entered into cross-currency swaps, all of which are designated and effective as economic hedges of net investments in certain of the Company's foreign subsidiaries. The notional amount of the cross-currency swaps was $3.0 billion as of December 31, 2020 and September 30, 2020.
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
Net losses recorded to Accumulated other comprehensive income (loss) relating to the Company's net investment hedges for the three-month periods were as follows:

	Three Months Ended December 31,
(Millions of dollars)	2020	2019
Foreign currency-denominated debt	$(56)	$(34)
Cross-currency swaps	$(124)	$(52)
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
The total notional amount of the Company’s outstanding interest rate swaps designated as fair value hedges was $375 million at December 31, 2020 and September 30, 2020. The outstanding swaps represent fixed-to-floating interest rate swap agreements the Company entered into to convert the interest payments on certain long-term notes from the fixed rate to a floating interest rate based on LIBOR. Changes in the fair value of the interest rate swaps offset changes in the fair value of the fixed rate debt. The amounts recorded during the three months ended December 31, 2020 and 2019 for changes in the fair value of these hedges were immaterial to the Company's consolidated financial results.
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
The total notional amount of the Company's outstanding forward starting interest rate swaps was $1.5 billion at December 31, 2020 and September 30, 2020. The Company entered into these contracts to mitigate its exposure to interest rate risk. The Company recorded after-tax gains of $27 million and $37 million in Other comprehensive income relating to these interest rate hedges during the three months ended December 31, 2020 and 2019, respectively.

Financial Statement Effects
The fair values of derivative instruments outstanding at December 31, 2020 and September 30, 2020 were not material to the Company's consolidated balance sheets.

The amounts reclassified from accumulated other comprehensive income relating to cash flow hedges during the three months ended December 31, 2020 and 2019 were not material to the Company's consolidated financial results.

Note 12 – Financial Instruments and Fair Value Measurements
The following reconciles cash and equivalents and restricted cash reported within the Company's consolidated balance sheets at December 31, 2020 and September 30, 2020 to the total of these amounts shown on the Company's consolidated statements of cash flows:

(Millions of dollars)	December 31, 2020	September 30, 2020
Cash and equivalents	$3,248	$2,825
Restricted cash	199	92
Cash and equivalents and restricted cash	$3,447	$2,917
Cash equivalents consist of all highly liquid investments with a maturity of three months or less at time of purchase. Restricted cash consists of cash restricted from withdrawal and usage except for certain product liability matters.
The Company’s cash and equivalents include institutional money market accounts, which permit daily redemption, and an ultra-short bond fund. The fair values of these investments are based upon the quoted prices in active markets provided by the holding financial institutions, which are considered Level 1 inputs in the fair value hierarchy. The fair values of these accounts were $1.1 billion and $1.5 billion at December 31, 2020 and September 30, 2020, respectively. The Company’s remaining cash and equivalents, excluding restricted cash, were $2.2 billion and $1.3 billion at December 31, 2020 and September 30, 2020, respectively.
Short-term investments are held to their maturities and are carried at cost, which approximates fair value. The short-term investments consist of instruments with maturities greater than three months and less than one year.
Long-term debt is recorded at amortized cost. The fair value of long-term debt is measured based upon quoted prices in active markets for similar instruments, which are considered Level 2 inputs in the fair value hierarchy. The fair value of long-term debt was $18.2 billion and $19.0 billion at December 31, 2020 and September 30, 2020, respectively. The fair value of the current portion of long-term debt was $1.752 billion and $702 million at December 31, 2020 and September 30, 2020, respectively.
All other instruments measured by the Company at fair value, including derivatives and contingent consideration liabilities, are immaterial to the Company's consolidated balance sheets.
Nonrecurring Fair Value Measurements
In the first quarter of fiscal year 2021, the Company recorded charges to Cost of products sold of $34 million to write down the carrying value of certain fixed assets. The amounts recognized were recorded to adjust the carrying amount of assets to the assets' fair values, which were estimated, based upon a market participant's perspective, using Level 3 inputs, including values estimated using the income approach.
Transfers of trade receivables
Over the normal course of its business activities, the Company transfers certain trade receivable assets to third parties under factoring agreements. Per the terms of these agreements, the Company surrenders control over its trade receivables upon transfer.  Accordingly, the Company accounts for the transfers as sales of trade receivables by recognizing an increase to Cash and equivalents and a decrease to Trade receivables, net when proceeds from the transactions are received.  During the three months ended December 31, 2020 and 2019, the Company transferred $492 million and $816 million, respectively, of its trade receivables to third parties under factoring arrangements. The Company’s balance of Trade receivables, net at December 31, 2020 and September 30, 2020 excluded transferred trade receivables, which were yet to be remitted to the third parties, of $284 million and $256 million, respectively.  The costs incurred by the Company in connection with factoring activities were not material to its consolidated financial results.
Note 13 – Debt
In December 2020, the Company redeemed $265 million of the aggregate principal outstanding on the 2.894% notes due June 6, 2022, as well as accrued interest, related premiums, fees and expenses related to these redeemed amounts. Based upon the aggregate $265 million carrying value of the notes redeemed and the $275 million the Company paid to redeem the aggregate principal amount of the notes, the Company recorded a loss on this debt extinguishment transaction in the first quarter of fiscal year 2021 of $10 million within Other income, net, on its condensed consolidated statements of income.

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
Company Overview
Becton, Dickinson and Company (“BD” or the “Company”) is a global medical technology company engaged in the development, manufacture and sale of a broad range of medical supplies, devices, laboratory equipment and diagnostic products used by healthcare institutions, physicians, life science researchers, clinical laboratories, the pharmaceutical industry and the general public. The Company's organizational structure is based upon three principal business segments, BD Medical (“Medical”), BD Life Sciences (“Life Sciences”) and BD Interventional (“Interventional”).

BD’s products are manufactured and sold worldwide. Our products are marketed in the United States and internationally through independent distribution channels and directly to end-users by BD and independent sales representatives. We organize our operations outside the United States as follows: EMEA (which includes Europe, the Middle East and Africa); Greater Asia (which includes countries in Greater China, Japan, South Asia, Southeast Asia, Korea, and Australia and New Zealand); Latin America (which includes Mexico, Central America, the Caribbean and South America); and Canada. We continue to pursue growth opportunities in emerging markets, which include the following geographic regions: Eastern Europe, the Middle East, Africa, Latin America and certain countries within Greater Asia. We are primarily focused on certain countries whose healthcare systems are expanding.
COVID-19 Pandemic Impacts and Response
A novel strain of coronavirus disease (“COVID-19”) was officially declared a pandemic by the World Health Organization ("WHO") in March 2020 and governments around the world have been implementing various measures to slow and control the ongoing spread of COVID-19. These various measures led to a sudden and significant decline in economic activity within a number of countries worldwide in our fiscal year 2020. As a result of these government restrictions and a shift in healthcare priorities, there was a significant decline in medical procedures which led to weakened demand for our products during our fiscal year 2020. We began to note improvement in the demand for certain products at the end of our third quarter in fiscal year 2020 and demand for these products continued to show recovery throughout the first quarter of our fiscal year 2021. Our first quarter of fiscal year 2021 revenues also reflect a substantial benefit from sales related to COVID-19 diagnostic testing on the BD VeritorTM Plus and BD MaxTM Systems. The impacts which affected our revenue growth for the three months ended December 31, 2020, including those related to the COVID-19 pandemic, are discussed in greater detail further below.

Due to the significant uncertainty that exists relative to the duration and overall impact of the COVID-19 pandemic, our future operating performance, particularly in the short-term, may be subject to volatility. In this regard, we continue to see challenges posed by the pandemic to global transportation channels, other aspects of our supply chain and demand for procedure-based products. The U.S. and other governments may enact or use laws and regulations, such as the Defense Production Act or export restrictions, to ensure availability of needed COVID-19 testing and vaccination delivery devices. Any such action may impact our global supply chain network.

The impacts of the COVID-19 pandemic on our business, results of operations, financial condition and cash flows is dependent on certain factors including:
•The extent to which resurgences in COVID-19 infections or new strains of the virus result in the imposition of new governmental lockdowns, quarantine requirements or other restrictions that may weaken demand for certain of our products and/or disrupt our operations;
•The degree to which distribution of available COVID-19 vaccines and the entry of additional competitive SARS-CoV-2 diagnostic testing products will impact the demand and pricing for our COVID-19 diagnostics testing solutions;
•The pace at which hospitals, clinical laboratories, research laboratories and institutions fully resume normal operations that are not related to the COVID-19 pandemic;
•The timing and strength of any global economic recovery and the degree of pressure that the weaker macroeconomic environment will put on future healthcare utilization, the capital budgets of hospitals and other healthcare institutions, and the global demand for our products.
We remain focused on partnering with governments, healthcare systems, and healthcare professionals to navigate the COVID-19 pandemic. This focus includes providing access to our SARS-CoV-2 diagnostics tests and injection devices for global vaccination campaigns, as well as supplying products and solutions for ongoing care for patients around the world. We have also remained focused on protecting the health and safety of BD employees while ensuring continued availability of BD’s critical medical devices and technologies during these unprecedented times.
Overview of Financial Results and Financial Condition
For the three months ended December 31, 2020, worldwide revenues of $5.315 billion increased 25.8% from the prior-year period, which reflected an increase in volume of approximately 23.9%, a favorable impact from foreign currency translation of approximately 1.5% and a favorable impact from pricing of approximately 0.4%. Volume in the first quarter of fiscal year 2021 reflected the following:
•Medical segment revenues in the first quarter reflected growth in all of the segment's units, particularly in the Medication Delivery Solutions, Medication Management Solutions and Pharmaceutical Systems units.
•Life Sciences segment revenues in the first quarter reflected growth that was driven by the Integrated Diagnostic Solutions unit’s sales related to COVID-19 diagnostic testing on the BD VeritorTM Plus and BD MaxTM Systems. Sales related to COVID-19 diagnostic testing in the first quarter were approximately $867 million and increased volume growth in the first quarter by approximately 20.5%.
•Interventional segment revenues in the first quarter was driven by growth in all three units, particularly in the Peripheral Intervention unit as well as in the Urology and Critical Care unit.
We continue to invest in research and development, geographic expansion, and new product market programs to drive further revenue and profit growth. We have reinvested a portion of the proceeds from our sales related to COVID-19 diagnostic testing into our growth initiatives, as well as into our simplification and cost saving initiatives. Our ability to sustain our long-term growth will depend on a number of factors, including our ability to expand our core business (including geographical expansion), develop innovative new products, and continue to improve operating efficiency and organizational effectiveness. As discussed above, current global economic conditions are highly volatile due to the COVID-19 pandemic. In addition, while price favorably impacted our revenues for the three months ended December 31, 2020, we believe pricing pressure exists globally which could adversely impact our businesses.
Cash flows from operating activities were $1.533 billion in the first three months of fiscal year 2021. At December 31, 2020, we had $3.464 billion in cash and equivalents and short-term investments, including restricted cash. We continued to return value to our shareholders in the form of dividends. During the first three months of fiscal year 2021, we paid cash dividends of $264 million, including $242 million paid to common shareholders and $23 million paid to preferred shareholders.
Each reporting period, we face currency exposure that arises from translating the results of our worldwide operations to the U.S. dollar at exchange rates that fluctuate from the beginning of such period. A weaker U.S. dollar, compared to the prior-year period, resulted in a favorable foreign currency translation impact to our revenues during the first quarter of fiscal year 2021. The unfavorable foreign currency translation impact to our earnings during the first quarter of fiscal year 2021 reflected the recognition of foreign currency translation associated with our cost of products sold. We evaluate our results of operations on both a reported and a foreign currency-neutral basis, which excludes the impact of fluctuations in foreign currency exchange rates. As exchange rates are an important factor in understanding period-to-period comparisons, we believe the presentation of results on a foreign currency-neutral basis in addition to reported results helps improve investors’ ability to understand our operating results and evaluate our performance in comparison to prior periods. Foreign currency-neutral ("FXN") information compares results between periods as if exchange rates had remained constant period-over-period. We use results on a foreign currency-neutral basis as one measure to evaluate our performance. We calculate foreign currency-neutral percentages by converting our current-period local currency financial results using the prior-period foreign currency exchange rates and comparing these adjusted amounts to our current-period results. These results should be considered in addition to, not as a substitute for, results reported in accordance with U.S. generally accepted accounting principles ("GAAP"). Results on a foreign currency-neutral basis, as we present them, may not be comparable to similarly titled measures used by other companies and are not measures of performance presented in accordance with U.S. GAAP.

Results of Operations
Medical Segment
The following summarizes first quarter Medical revenues by organizational unit:

	Three months ended December 31,
(Millions of dollars)	2020	2019	Total Change	Estimated FX Impact	FXN Change
Medication Delivery Solutions	$1,008	$948	6.3%	0.7%	5.6%
Medication Management Solutions	630	575	9.5%	1.1%	8.4%
Diabetes Care	285	268	6.2%	0.8%	5.4%
Pharmaceutical Systems	339	299	13.5%	4.0%	9.5%
Total Medical Revenues	$2,261	$2,090	8.2%	1.3%	6.9%

The Medication Delivery Solutions unit's revenues in the first quarter of 2021 were primarily driven by global sales of syringes relating to COVID-19 vaccination efforts and U.S. sales of catheters and medication delivery devices that are being used to treat COVID-19 patients. First quarter revenues in the Medication Delivery Solutions unit were also favorably impacted by an acceleration of customers’ orders as they prepared for COVID-19 resurgences.

The Medication Management Solutions unit's revenues in the first quarter of 2021 reflected strong demand for infusion pumps which resulted from COVID-19 resurgences, particularly in Europe, and infusion pump orders placed in the United States with medical necessity certification. This demand offset the unfavorable impact to the unit’s revenues which resulted from a hold on other U.S. shipments of BD AlarisTM infusion pumps pending compliance with certain 510(k) filing requirements of the United States Food and Drug Administration (“FDA”). We continue to make progress on our regulatory filing related to the BD AlarisTM infusion pumps and we continue to expect the filing to be made with the FDA either at the end of the second quarter or early in the third quarter of BD's fiscal year 2021.

First quarter revenues in the Diabetes Care unit were favorably impacted by an accelerated timing of orders within fiscal year 2021, particularly in the United States. The Pharmaceutical Systems unit's revenues in the first quarter of 2021 reflected continued strength in demand for prefillable products.

Medical segment income for the three-month periods is provided below.

	Three months ended December 31,
(Millions of dollars)	2020	2019
Medical segment income	$666	$564

Segment income as % of Medical revenues	29.4%	27.0%
The Medical segment's income in the first quarter was driven by its performance with respect to gross profit margin and operating expenses as discussed in greater detail below:
•Gross profit margin was higher in the first quarter of 2021 as compared with the first quarter of 2020 primarily due to a favorable comparison to the prior-year period which included a $59 million charge to record a probable estimate of future costs associated with incremental remediation efforts relating to BD AlarisTM infusion pumps. Gross margin in the current-year period also reflected a strong contribution from the segment’s core products that was driven by the continued recovery of healthcare utilization and procedure volumes, as well as lower manufacturing costs resulting from continuous improvement projects which enhanced the efficiency of our operations. The Medical segment’s first quarter gross margin was unfavorably impacted by foreign currency translation, investments in simplification and other cost saving initiatives, as well as charges of $26 million recorded to write down the carrying value of certain fixed assets.
•Selling and administrative expense as a percentage of revenues was lower in the first quarter of 2021 compared with the first quarter of 2020 primarily due to the increase in revenues in the quarter, as well as a reduction of travel and other administrative costs that has resulted from the COVID-19 pandemic.

•Research and development expense as a percentage of revenues was relatively flat in the first quarter of 2021 compared with the first quarter of 2020 primarily due to the increase in revenues in the quarter and the timing of project spending.
Life Sciences Segment
The following summarizes first quarter Life Sciences revenues by organizational unit:

	Three months ended December 31,
(Millions of dollars)	2020	2019	Total Change	Estimated FX Impact	FXN Change
Integrated Diagnostic Solutions	$1,667	$800	108.4%	2.4%	106.0%
Biosciences	312	323	(3.5)%	1.7%	(5.2)%
Total Life Sciences Revenues	$1,979	$1,123	76.2%	2.1%	74.1%

The Life Sciences segment's revenue growth in the first quarter of 2021 was driven by the Integrated Diagnostic Solutions unit's sales related to COVID-19 diagnostic testing on the BD VeritorTM Plus and BD MaxTM Systems. Growth in the Integrated Diagnostic Solutions unit related to COVID-19 testing was partially offset by pandemic-related declines in routine diagnostic testing and specimen collections. The Biosciences unit's revenues in the first quarter of 2021 reflected reduced U.S. demand for instruments and reagents as routine research and clinical lab activity in the United States continues to be below normal levels due to the COVID-19 pandemic. Additionally, current-period revenue growth in the Biosciences unit was negatively impacted by licensing revenues in the prior-year period. As competitors enter the COVID-19 diagnostic testing market, future sales of our SARS-CoV-2 diagnostic tests will be subject to lower pricing.

Life Sciences segment income for the three-month periods was as follows:

	Three months ended December 31,
(Millions of dollars)	2020	2019
Life Sciences segment income	$972	$361

Segment income as % of Life Sciences revenues	49.1%	32.1%
The Life Sciences segment's income in the first quarter was driven by its performance with respect to gross profit margin and operating expenses as discussed in greater detail below:
•Gross margin in the first quarter of 2021 was higher compared with the first quarter of 2020 which primarily reflected a favorable impact on product mix from the Integrated Diagnostic Solutions unit's sales related to COVID-19 testing.
•Selling and administrative expense as a percentage of revenues in the first quarter of 2021 was lower compared with the prior-year period primarily due to the increase in revenues in the quarter, as well as a reduction of travel and other administrative costs that has resulted from the COVID-19 pandemic.
•Research and development expense as a percentage of revenues was lower in the first quarter of 2021 compared with the first quarter of 2020 primarily due to the increase in revenues in the quarter, partially offset by additional investments in COVID-19 testing solutions.

Interventional Segment
The following summarizes first quarter Interventional revenues by organizational unit:

	Three months ended December 31,
(Millions of dollars)	2020	2019	Total Change	Estimated FX Impact	FXN Change
Surgery	$332	$326	1.9%	0.6%	1.3%
Peripheral Intervention	426	395	7.7%	1.8%	5.9%
Urology and Critical Care	317	291	9.0%	1.0%	8.0%
Total Interventional Revenues	$1,075	$1,012	6.2%	1.2%	5.0%
The Surgery unit’s revenues in the first quarter of 2021 reflected growth from infection prevention products which was partially offset by lower demand for elective medical procedures, compared with the prior-year period, as a result of the COVID-19 pandemic. First quarter revenues in the Peripheral Intervention unit reflected growth from sales of peripheral arterial disease solutions. This growth included revenues attributable to the unit’s acquisition of Straub Medical AG, which occurred in the third quarter of fiscal year 2020. First quarter revenues in the Urology and Critical Care unit reflected strength in sales of acute urology products and sales of the unit's targeted temperature management portfolio.

Interventional segment income for the three-month periods is provided below.

	Three months ended December 31,
(Millions of dollars)	2020	2019
Interventional segment income	$302	$243

Segment income as % of Interventional revenues	28.1%	24.0%
The Interventional segment's income in the first quarter was driven by its performance with respect to gross profit margin and operating expenses as discussed in greater detail below:
•Gross profit margin was higher in the first quarter of 2021 as compared with the first quarter of 2020 primarily due to a strong contribution from the segment’s core products and favorable foreign currency translation. Gross profit margin in the first quarter of 2021 was unfavorably impacted by higher amortization associated with recently acquired intangible assets and a charge of $8 million recorded to write down the carrying value of certain fixed assets.
•Selling and administrative expense as a percentage of revenues in the first quarter of 2021 was lower compared with the prior-year period primarily due to a reduction of travel, other administrative and selling costs that has resulted from the COVID-19 pandemic.
•Research and development expense as a percentage of revenues was relatively flat in the first quarter of 2021 compared with the first quarter of 2020 which reflects the timing of project spending.
Geographic Revenues
BD’s worldwide first quarter revenues by geography were as follows:

	Three months ended December 31,
(Millions of dollars)	2020	2019	Total Change	Estimated FX Impact	FXN Change
United States	$3,130	$2,430	28.8%	—%	28.8%
International	2,186	1,795	21.8%	3.6%	18.2%
Total Revenues	$5,315	$4,225	25.8%	1.5%	24.3%

U.S. revenue growth in the first quarter of 2021 was primarily driven by sales related to COVID-19 diagnostic testing in the Life Sciences segment's Integrated Diagnostic Solutions unit, as noted above. First quarter U.S. revenues also reflected growth in the Medical segment's Medication Delivery Solutions and in the Interventional segment's Urology and Critical Care unit. U.S. revenues in the first quarter were unfavorably impacted by results in the Life Sciences segment’s Biosciences segment, as discussed above.

International revenues in the first quarter of 2021 were primarily driven by COVID-19 diagnostic testing-related sales in the Life Sciences segment's Integrated Diagnostic Solutions unit, as discussed further above. International revenues in the first quarter were favorably impacted by volume growth in the Medical segment's Medication Management Solutions and Pharmaceutical Systems units, as well as by sales in the Life Sciences segment’s Biosciences unit and the Interventional segment’s Peripheral Intervention unit.
Emerging market revenues for the first quarter were $650 million, compared with $654 million in the prior year’s quarter. Emerging market revenues in the current-year period included an estimated $8 million unfavorable impact due to foreign currency translation. Revenues in our Medication Delivery Solutions unit were unfavorably impacted by a volume-based procurement process which has been adopted by several of China's provinces. To date, the impact of these procurement initiatives to our revenues in China has been limited to our Medication Delivery Solutions unit.
Specified Items
Reflected in the financial results for the three-month periods of fiscal years 2021 and 2020 were the following specified items:

	Three months ended December 31,
(Millions of dollars)	2020	2019
Integration costs (a)	$33	$62
Restructuring costs (a)	17	23
Purchase accounting adjustments (b)	353	348
Transaction gain/loss, product and other litigation-related matters (c)	(5)	59
European regulatory initiative-related costs (d)	26	17
Impacts of debt extinguishment	11	—
Total specified items	435	511
Less: tax impact of specified items	79	22
After-tax impact of specified items	$357	$489
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
(c)The prior-period amount represents a charge recorded within Cost of products sold related to the estimate of probable future product remediation costs, as further discussed below.
(d)Represents costs required to develop processes and systems to comply with regulations such as the European Union Medical Device Regulation ("EUMDR") and General Data Protection Regulation ("GDPR"). These costs were recorded in Research and development expense and Cost of products sold.
Gross Profit Margin
Gross profit margin for the three-month period of fiscal year 2021 compared with the prior-year period in fiscal year 2020 reflected the following impacts:

Three-month period
December 31, 2019 gross profit margin %	46.8%
Impact of purchase accounting adjustments and other specified items	2.7%
Operating performance	2.5%
Foreign currency translation	(0.6)%
December 31, 2020 gross profit margin %	51.4%

The impact of purchase accounting adjustments and other specified items reflected a favorable comparison to the prior-year period which was impacted by a charge of $59 million to record a probable estimate of future costs within the Medication Management Solutions unit associated with remediation efforts related to BD AlarisTM infusion pumps. Based on the course of our remediation efforts, it is possible that this estimate could change over time. Although the impact on our first quarter revenues from foreign currency translation was favorable, the impact from foreign currency translation on our gross margin was unfavorable in the first quarter of 2021, which reflected the recognition of foreign currency translation associated with our cost of products sold.
Operating performance for the three-month period primarily reflected the favorable impact on product mix from the Integrated Diagnostic Solutions unit's sales related to COVID-19 testing, as well as a strong contribution from our core businesses and products that was driven by the continued recovery of healthcare utilization and procedure volumes. Operating performance in the first quarter of 2021 was also favorably impacted by lower manufacturing costs resulting from continuous operations improvement projects and synergy initiatives. Favorable operating performance in the first quarter of 2021 was partially offset by our accelerated investment in simplification and other cost saving initiatives, as well as charges of $34 million recorded by the Medical and Interventional segments to write down the carrying value of certain fixed assets.
Operating Expenses
A summary of operating expenses for the three-month periods of fiscal years 2021 and 2020 is as follows:

	Three months ended December 31,		Increase (decrease) in basis points
	2020	2019
(Millions of dollars)
Selling and administrative expense	$1,149	$1,121
% of revenues	21.6%	26.5%	(490)

Research and development expense	$291	$270
% of revenues	5.5%	6.4%	(90)

Acquisitions and other restructurings	$50	$86

Selling and administrative expense
Selling and administrative expense as a percentage of revenues in the first quarter of 2021 was lower compared with the prior-year period primarily due to the increase in revenues in the quarter, as well as a reduction of travel and selling expenses that has resulted from the COVID-19 pandemic. These favorable impacts to selling and administrative expense as a percentage of revenues were partially offset by higher shipping costs as a result of expedited shipments relating to COVID-19.
Research and development expense
Research and development expense as a percentage of revenues in the first quarter of 2021 was lower compared with the prior-year period as the increase in our revenues in the quarter outpaced the timing of our reinvestment of COVID-19 testing-related sales proceeds into our growth initiatives. Research and development expense as a percentage of revenues in the current-year period reflected increased investments in compliance with regulations and additional investments in COVID-19 testing solutions, as further discussed above. Spending in both the current and prior-year periods reflected our continued commitment to drive innovation with new products and platforms.
Acquisitions and other restructurings
Costs relating to acquisitions and other restructurings in the first quarters of 2021 and 2020 included integration costs incurred due to our acquisition of Bard in the first quarter of fiscal year 2018. Costs in the first quarter of 2021 additionally included restructuring costs related to simplification and cost saving initiatives. Costs relating to acquisition and other restructurings in the first quarter of 2020 also included restructuring costs relating to the Bard acquisition. For further disclosures regarding restructuring costs, refer to Note 9 in the Notes to Condensed Consolidated Financial Statements.

Nonoperating Income
Net interest expense
The components for the three-month periods of fiscal years 2021 and 2020 were as follows:

	Three months ended December 31,
(Millions of dollars)	2020	2019
Interest expense	$(118)	$(136)
Interest income, net	2	1
Net interest expense	$(116)	$(134)

Lower interest expense in the current-year period compared with the prior-year period primarily reflected debt repayments and lower overall interest rates on debt outstanding during the current-year period.
Income Taxes
The income tax rates for the three-month periods of fiscal years 2021 and 2020 are provided below.

	Three months ended December 31,
	2020	2019
Effective income tax rate	13.3%	29.6%

Impact, in basis points, from specified items	(130)	1,430

The effective income tax rate for the three-month period of fiscal year 2021 reflected a tax impact from specified items that was more favorable compared with the benefit associated with specified items recognized in the prior-year period.

Net Income and Diluted Earnings per Share
Net Income and Diluted Earnings per Share for the three-month periods of fiscal years 2021 and 2020 were as follows:

	Three months ended December 31,
	2020	2019
Net Income (Millions of dollars)	$1,003	$278
Diluted Earnings per Share	$3.35	$0.87

Unfavorable impact-specified items	$(1.22)	$(1.78)
Dilutive impact (a)	$0.02	$—
Unfavorable impact-foreign currency translation	$(0.05)
(a)Represents the dilutive impact of convertible preferred shares outstanding which were excluded from the reported diluted earnings per share calculation because these share equivalents would have been antidilutive. Additional details regarding the computation of diluted earnings per share are provided in Note 4 in the Notes to Condensed Consolidated Financial Statements.
Liquidity and Capital Resources
The following table summarizes our condensed consolidated statements of cash flows:

	Three months ended December 31,
(Millions of dollars)	2020	2019
Net cash provided by (used for)
Operating activities	$1,533	$713
Investing activities	$(430)	$(287)
Financing activities	$(592)	$(413)

Net Cash Flows from Operating Activities
Cash flows from operating activities in the first three months of fiscal year 2021 reflected net income, adjusted by a change in operating assets and liabilities that was a net source of cash. This net source of cash primarily reflected lower levels of trade receivables, partially offset by lower levels of accounts payable and accrued expenses and higher levels of inventory.

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
Net Cash Flows from Investing Activities
Our investments in capital expenditures are focused on projects that enhance our cost structure and manufacturing capabilities, and support our strategy of geographic expansion with select investments in growing markets. Net outflows from investing activities in the first three months of fiscal year 2021 included capital expenditure-related outflows of $246 million, compared with $173 million in the prior-year period.
In December 2020, we announced a $1.2 billion capital investment to expand and upgrade manufacturing capacity and technology for prefillable syringes and advanced drug delivery systems. We believe this investment positions BD to have the needed surge capacity for increased prefillable syringe demand during times of pandemic response or periods of significant growth of new injectable drugs and vaccines.

Net Cash Flows from Financing Activities
Net cash from financing activities in the first three months of fiscal years 2021 and 2020 included the following significant cash flows:

	Three months ended December 31,
(Millions of dollars)	2020	2019
Cash inflow (outflow)
Change in credit facility borrowings	$—	$210
Payments of debt and term loans	$(267)	$(303)
Dividends paid	$(264)	$(252)

Our fiscal year 2021 debt transactions are further discussed in Note 13 in the Notes to Condensed Consolidated Financial Statements. Certain measures relating to our total debt were as follows:

(Millions of dollars)	December 31, 2020	September 30, 2020
Total debt	$17,818	$17,931

Short-term debt as a percentage of total debt	9.7%	3.9%
Weighted average cost of total debt	2.8%	2.8%
Total debt as a percentage of total capital*	40.3%	41.3%
*    Represents shareholders’ equity, net non-current deferred income tax liabilities, and debt.
The increase in the ratio of short-term debt as a percentage of total debt at December 31, 2020 reflected our reclassification of certain notes from long-term to short-term.
Cash and Short-Term Investments
At December 31, 2020, total worldwide cash and short-term investments, including restricted cash, were approximately $3.464 billion, which were largely held in the United States.
Financing Facilities
We have a five-year senior unsecured revolving credit facility in place which will expire in December 2022. The facility currently provides for borrowings of up to $2.63 billion. We are also able to issue up to $100 million in letters of credit under this revolving credit facility. We use proceeds from this facility to fund general corporate needs. There were no borrowings outstanding under the revolving credit facility at December 31, 2020.
The agreements for our revolving credit facility contained the following financial covenants. We were in compliance with these covenants as of December 31, 2020.
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
◦3.75-to-1 thereafter.
We also have informal lines of credit outside the United States. We may, from time to time, access the commercial paper market as we manage working capital over the normal course of our business activities. We had no commercial paper borrowings outstanding as of December 31, 2020. Also, over the normal course of our business activities, we transfer certain trade receivable assets to third parties under factoring agreements. Additional disclosures regarding sales of trade receivable assets are provided in Note 12 in the Notes to Condensed Consolidated Financial Statements.

Access to Capital and Credit Ratings
Our corporate credit ratings with the rating agencies Standard & Poor's Ratings Services (“S&P”), Moody's Investor Service (“Moody’s”) and Fitch Ratings at December 31, 2020 were unchanged compared with our ratings at September 30, 2020. In January 2021, S&P affirmed our September 30, 2020 ratings and revised the agency's outlook on our ratings to Stable from Negative. Also in January 2021, Moody’s upgraded our senior unsecured rating to Baa3 from Ba1, as well as our commercial paper rating to P-3 from NP. Moody’s also affirmed its positive outlook on our ratings.
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
Concentrations of Credit Risk
We continually evaluate our accounts receivables for potential credit losses, particularly those resulting from sales to government-owned or government-supported healthcare facilities in certain countries, as payment may be dependent upon the financial stability and creditworthiness of those countries’ national economies. In addition to continually evaluating all governmental receivables for potential credit losses based upon historical loss experiences, we also evaluate such receivables based upon the availability of government funding and reimbursement practices. We believe the current reserves related to all governmental receivables are adequate and that these receivables will not have a material adverse impact on our financial position or liquidity.
To date, we have not experienced a significant increased risk of credit losses in general as a result of the COVID-19 pandemic. No assurances can be given that the risk of credit losses will not increase in the future given the uncertainty around the duration of the pandemic and its economic impact.
Regulatory Matters
In January 2018, BD received a Warning Letter from the FDA with respect to our former BD Preanalytical Systems ("PAS") unit, citing certain alleged violations of quality system regulations and of law. The Warning Letter states that, until BD resolves the outstanding issues covered by the Warning Letter, the FDA will not clear or approve any premarket submissions for Class III devices to which the non-conformances are reasonably related or grant requests for certificates to foreign governments. BD has worked closely with the FDA and implemented corrective actions to address the concerns identified in the warning letter. In March 2020, the FDA conducted a subsequent inspection of PAS, which it classified as Voluntary Action Indicated, which means the FDA will not take or recommend any administrative or regulatory action as a result of the unit’s response to the observations in the inspection.
On October 28, 2019, BD entered into a consent order with the Environmental Protection Division of the Georgia Department of Natural Resources (the “EPD”), following the filing of a complaint and motion for temporary restraining order by the EPD seeking to enjoin BD from continuing sterilization operations at its Covington, Georgia facility. Under the terms of the consent order, which has been amended two times upon mutual agreement of BD and EPD, BD voluntarily agreed to a number of operational changes at its Covington and Madison, Georgia facilities, as well as at its distribution center in Covington, designed to further reduce ethylene oxide emissions, including but not limited to operating at a reduced capacity. BD does not believe that the consent order will have a material impact on its operations. Violation of the consent order, though, could subject us to additional restrictions on the sterilization operations at our Covington and Madison facilities. BD has business continuity plans in place to mitigate the impact of any additional restrictions on our operations at these facilities, although it is possible that these plans will not be able to fully offset such impact, especially considering the reduced capacity of third-party sterilization service providers and the regulatory timelines associated with transferring sterilization operations for regulated products.
At a broader level, several states have increased the regulatory requirements associated with the use and emission of ethylene oxide, the most frequently used sterilant for medical devices and health care products in the U.S. This increased regulation could require BD or sterilization service providers, including providers used by BD, to temporarily suspend operations to install additional air quality controls, limit the use of ethylene oxide or take other actions, which would further reduce the available capacity of third-party providers to sterilize medical devices and health care products. A few states have filed lawsuits to require additional air quality controls and expand limitations on the use of ethylene oxide at sterilization facilities. Late last year, the State of New Mexico filed a lawsuit seeking a temporary restraining order against a major medical device sterilizer, which sterilizes certain of our surgery products, to reduce ethylene oxide emissions associated with their sterilization process. On the federal level, in late 2019, the U.S. Environmental Protection Agency provided notice that it would be conducting rulemaking to reconsider federal regulations applicable to the use and emission of ethylene oxide. If any such proceedings or rulemaking result in the suspension of sterilization operations at BD or at medical device sterilizers used by BD, or otherwise limit the availability of third-party sterilization capacity, this could interrupt or otherwise adversely impact production of certain of our products. BD has business continuity plans in place to mitigate the impact of any such disruptions, although these plans may not be able to fully offset such impact, for the reasons noted above.
As previously reported, our AlarisTM infusion pump organizational unit is operating under an amended consent decree entered into by CareFusion that includes all infusion pumps manufactured by or for CareFusion 303, Inc., the organizational unit that manufactures and sells AlarisTM infusion pumps in the United States.  Following an inspection that began in March 2020 of our Medication Management Systems facility (CareFusion 303, Inc.) in San Diego, California, the FDA issued to BD a Form 483 Notice that contains a number of observations of non-conformance. BD has provided the FDA with its response to the Form 483 and has begun to implement certain corrective actions to address the observations. However, the FDA’s review of the items raised in the Form 483 remains ongoing and no assurances can be given regarding further action by the FDA as a result of the observations, including but not limited to action pursuant to the amended consent decree.
For further discussion of risks relating to the regulations to which we are subject, see Part I, Item 1A, of our 2020 Annual Report on Form 10-K (the “2020 Annual Report”).

Cautionary Statement Regarding Forward-Looking Statements
This report includes forward-looking statements within the meaning of the federal securities laws. BD and its representatives may also, from time to time, make certain forward-looking statements in publicly released materials, both written and oral, including statements contained in filings with the Securities and Exchange Commission, press releases, and our reports to shareholders. Forward-looking statements may be identified by the use of words such as “plan,” “expect,” “believe,” “intend,” “will,” “may,” “anticipate,” “estimate” and other words of similar meaning in conjunction with, among other things, discussions of future operations and financial performance (including volume growth, pricing, sales and earnings per share growth, and cash flows) and statements regarding our strategy for growth, future product development, regulatory approvals, competitive position and expenditures. All statements that address our future operating performance or events or developments that we expect or anticipate will occur in the future are forward-looking statements.
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
The following are some important factors that could cause our actual results to differ from our expectations in any forward-looking statements. For further discussion of certain of these factors, see Item 1A. Risk Factors in our 2020 Annual Report.
•Any impact of the COVID-19 pandemic on our business, including, without limitation, decreases in the demand for our products or disruptions to our operations and our supply chain, and factors such as vaccine campaigns and increased competition that could impact the demand and pricing for our COVID-19 diagnostics testing.
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
•Regional, national and foreign economic factors, including inflation, deflation and fluctuations in interest rates, and their potential effect on our operating performance.
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
•The impact of changes in U.S. federal laws and policies that could affect fiscal and tax policies, healthcare and international trade, including import and export regulation and international trade agreements. In particular, tariffs or other trade barriers imposed by the U.S. or other countries could adversely impact our supply chain costs or otherwise adversely impact our results of operations.
•Increases in operating costs, including fluctuations in the cost and availability of oil-based resins and other raw materials, as well as certain components, used in our products, the ability to maintain favorable supplier and service arrangements and relationships (particularly with respect to sole-source suppliers and sterilization services), and the potential adverse effects of any disruption in the availability of such items and services.
•Security breaches of our information systems or our products, which could impair our ability to conduct business, result in the loss of BD trade secrets or otherwise compromise sensitive information of BD or its customers, suppliers and other business partners, or of customers' patients, including sensitive personal data, or result in product efficacy or safety concerns for certain of our products, and result in actions by regulatory bodies or civil litigation.
•Difficulties inherent in product development, including the potential inability to successfully continue technological innovation, successfully complete clinical trials, obtain and maintain regulatory approvals in the United States and abroad, obtain intellectual property protection for our products, obtain coverage and adequate reimbursement for new products, or gain and maintain market approval of products, as well as the possibility of infringement claims by competitors with respect to patents or other intellectual property rights, all of which can preclude or delay commercialization of a product. Delays in obtaining necessary approvals or clearances from United States Food and Drug Administration (“FDA”) or other regulatory agencies or changes in the regulatory process may also delay product launches and increase development costs.
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

•Natural disasters (including pandemics), war, terrorism, labor disruptions and international conflicts that could cause significant economic disruption and political and social instability, resulting in decreased demand for our products, or adversely affecting our manufacturing and distribution capabilities or causing interruptions in our supply chain.
•Pending and potential future litigation or other proceedings asserting, and/or investigations concerning and/or subpoenas and requests seeking information with respect to, alleged violations of law (including in connection with federal and/or state healthcare programs (such as Medicare or Medicaid) and/or sales and marketing practices (such as investigative subpoenas and the civil investigative demands received by BD)), potential anticorruption and related internal control violations under the Foreign Corrupt Practices Act, antitrust claims, securities law claims, product liability (which may involve lawsuits seeking class action status or seeking to establish multi-district litigation proceedings, including claims relating to our hernia repair implant products, surgical continence products for women and vena cava filter products), claims with respect to environmental matters, data privacy breaches and patent infringement, and the availability or collectability of insurance relating to any such claims.
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
•Product efficacy or safety concerns regarding our products resulting in product holds or recalls, regulatory action on the part of the FDA or foreign counterparts (including restrictions on future product clearances and civil penalties), declining sales and product liability claims, and damage to our reputation. As a result of the CareFusion acquisition, we are operating under a consent decree with the FDA relating to our U.S. infusion pump business. The consent decree authorizes the FDA, in the event of any violations in the future, to order us to cease manufacturing and distributing products, recall products or take other actions, and we may be required to pay significant monetary damages if we fail to comply with any provision of the consent decree. We are undertaking remediation of our BD AlarisTM System and cannot fully commercialize the product until a 510(k) filing has been submitted and cleared by the FDA. No assurances can be given as to when clearance of the submission will be obtained from the FDA.
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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in information reported since the end of the fiscal year ended September 30, 2020.
Item 4.    Controls and Procedures
An evaluation was carried out by BD’s management, with the participation of BD’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of BD’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of December 31, 2020. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were, as of the end of the period covered by this report, effective and designed to ensure that material information relating to BD and its consolidated subsidiaries would be made known to them by others within these entities.
There were no changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2020 identified in connection with the above-referenced evaluation that have materially affected, or are reasonably likely to materially affect, BD’s internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1.    Legal Proceedings
We are involved, both as a plaintiff and a defendant, in various legal proceedings which arise in the ordinary course of business, including product liability and environmental matters as set forth in our 2020 Annual Report, and in Note 5 of the Notes to Condensed Consolidated Financial Statements in this report, which is incorporated herein by reference.

Item 1A.    Risk Factors

There have been no material changes to the risk factors previously disclosed in Part I, Item 1A, of our 2020 Annual Report.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
The table below sets forth certain information regarding our purchases of common stock of BD during the quarter ended December 31, 2020.
Issuer Purchases of Equity Securities

For the three months ended December 31, 2020	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
October 1 – 31, 2020	869	$239.18	—	7,857,742
November 1 – 30, 2020	647	235.20	—	7,857,742
December 1 – 31, 2020	—	—	—	7,857,742
Total	1,516	$237.48	—	7,857,742
(1)Consists of 1,516 shares purchased during the quarter in open market transactions by the trust relating to BD’s Deferred Compensation and Retirement Benefit Restoration Plan and 1996 Directors’ Deferral Plan.
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
Dated: February 4, 2021

/s/ Christopher Reidy
Christopher Reidy
Executive Vice President, Chief Financial Officer and Chief Administrative Officer
(Principal Financial Officer)

/s/ Thomas J. Spoerel
Thomas J. Spoerel
Senior Vice President, Controller and Chief Accounting Officer
(Principal Accounting Officer)