Form 10-Q
period 2021-03-31
BECTON DICKINSON & CO
filed 2021-05-06
CIK 10795

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 001-4802
Becton, Dickinson and Company
(Exact name of registrant as specified in its charter)

New Jersey				22-0760120
(State or other jurisdiction of incorporation or organization)				(I.R.S. Employer Identification No.)

1 Becton Drive,	Franklin Lakes,	New Jersey	07417-1880	(201)	847-6800
(Address of principal executive offices) (Zip Code)				(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common stock, par value $1.00	BDX	New York Stock Exchange
Depositary Shares, each representing a 1/20th interest in a share of 6.00% Mandatory Convertible Preferred Stock, Series B	BDXB	New York Stock Exchange
1.000% Notes due December 15, 2022	BDX22A	New York Stock Exchange
1.900% Notes due December 15, 2026	BDX26	New York Stock Exchange
1.401% Notes due May 24, 2023	BDX23A	New York Stock Exchange
3.020% Notes due May 24, 2025	BDX25	New York Stock Exchange
0.632% Notes due June 4, 2023	BDX/23A	New York Stock Exchange
1.208% Notes due June 4, 2026	BDX/26A	New York Stock Exchange
1.213% Notes due February 12, 2036	BDX/36	New York Stock Exchange
    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
    Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No   ☐
    Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of large accelerated filer, accelerated filer, smaller reporting company, and emerging growth company in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.			☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
There were 290,818,504 shares of Common Stock, $1.00 par value, outstanding at March 31, 2021.

BECTON, DICKINSON AND COMPANY
FORM 10-Q
For the quarterly period ended March 31, 2021

ITEM 1. FINANCIAL STATEMENTS
BECTON, DICKINSON AND COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
Millions of dollars

	March 31, 2021	September 30, 2020
Assets	(Unaudited)
Current Assets:
Cash and equivalents	$3,734	$2,825
Restricted cash	164	92
Short-term investments	24	20
Trade receivables, net	2,118	2,398
Inventories:
Materials	642	602
Work in process	392	335
Finished products	1,861	1,806
	2,895	2,743
Prepaid expenses and other	1,065	891
Total Current Assets	10,000	8,969
Property, Plant and Equipment	12,420	11,919
Less allowances for depreciation and amortization	6,277	5,996
Property, Plant and Equipment, Net	6,142	5,923
Goodwill	23,772	23,620
Developed Technology, Net	9,710	10,146
Customer Relationships, Net	2,977	3,107
Other Intangibles, Net	561	560
Other Assets	1,758	1,687
Total Assets	$54,921	$54,012
Liabilities and Shareholders’ Equity
Current Liabilities:
Short-term debt	$1	$707
Payables, accrued expenses and other current liabilities	5,375	5,129
Total Current Liabilities	5,376	5,836
Long-Term Debt	17,718	17,224
Long-Term Employee Benefit Obligations	1,425	1,435
Deferred Income Taxes and Other Liabilities	5,575	5,753
Commitments and Contingencies (See Note 5)
Shareholders’ Equity
Preferred stock	2	2
Common stock	365	365
Capital in excess of par value	19,341	19,270
Retained earnings	13,557	12,791
Deferred compensation	23	23
Common stock in treasury - at cost	(6,132)	(6,138)
Accumulated other comprehensive loss	(2,329)	(2,548)
Total Shareholders’ Equity	24,826	23,765
Total Liabilities and Shareholders’ Equity	$54,921	$54,012
Amounts may not add due to rounding.
See notes to condensed consolidated financial statements

BECTON, DICKINSON AND COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Millions of dollars, except per share data
(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2021	2020	2021	2020
Revenues	$4,907	$4,253	$10,223	$8,479
Cost of products sold	2,661	2,520	5,244	4,766
Selling and administrative expense	1,148	1,025	2,298	2,146
Research and development expense	317	264	608	535
Acquisitions and other restructurings	52	75	102	161
Other operating expense	296	—	296	—
Total Operating Costs and Expenses	4,473	3,884	8,547	7,607
Operating Income	434	370	1,676	871
Interest expense	(124)	(134)	(242)	(270)
Interest income	2	2	5	3
Other (expense) income, net	(8)	(38)	24	(11)
Income Before Income Taxes	305	200	1,462	594
Income tax provision	6	17	160	134
Net Income	299	183	1,302	461
Preferred stock dividends	(23)	(38)	(45)	(76)
Net income applicable to common shareholders	$277	$145	$1,257	$385

Basic Earnings per Share	$0.95	$0.53	$4.32	$1.42
Diluted Earnings per Share	$0.94	$0.53	$4.28	$1.40
Dividends per Common Share	$0.83	$0.79	$1.66	$1.58
Amounts may not add due to rounding.
See notes to condensed consolidated financial statements

BECTON, DICKINSON AND COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Millions of dollars
(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2021	2020	2021	2020
Net Income	$299	$183	$1,302	$461
Other Comprehensive (Loss) Income, Net of Tax
Foreign currency translation adjustments	(15)	(125)	50	(99)
Defined benefit pension and postretirement plans	16	17	58	33
Cash flow hedges	83	(109)	111	(70)
Other Comprehensive Income (Loss), Net of Tax	85	(218)	219	(136)
Comprehensive Income (Loss)	$384	$(35)	$1,521	$325
Amounts may not add due to rounding.
See notes to condensed consolidated financial statements

BECTON, DICKINSON AND COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Millions of dollars
(Unaudited)

	Six Months Ended March 31,
	2021	2020
Operating Activities
Net income	$1,302	$461
Adjustments to net income to derive net cash provided by operating activities:
Depreciation and amortization	1,113	1,067
Share-based compensation	138	141
Deferred income taxes	(120)	(136)
Change in operating assets and liabilities	55	(258)
Pension obligation	45	49
Product liability-related charge	296	—
Other, net	(109)	(128)
Net Cash Provided by Operating Activities	2,721	1,196
Investing Activities
Capital expenditures	(499)	(395)
Acquisitions, net of cash acquired	(179)	—
Other, net	(186)	(147)
Net Cash Used for Investing Activities	(863)	(542)
Financing Activities
Change in credit facility borrowings	—	210
Proceeds from long-term debt and term loans	1,715	1,900
Payments of debt and term loans	(1,998)	(305)
Dividends paid	(528)	(505)
Other, net	(82)	(90)
Net Cash (Used for) Provided by Financing Activities	(893)	1,210
Effect of exchange rate changes on cash and equivalents and restricted cash	17	(15)
Net increase in cash and equivalents and restricted cash	981	1,849
Opening Cash and Equivalents and Restricted Cash	2,917	590
Closing Cash and Equivalents and Restricted Cash	$3,898	$2,439
Amounts may not add due to rounding.
See notes to condensed consolidated financial statements

BECTON, DICKINSON AND COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
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
Note 2 – Accounting Changes
New Accounting Principle Adopted
In June 2016, the Financial Accounting Standards Board issued a new accounting standard which requires earlier recognition of credit losses on loans and other financial instruments held by entities, including trade receivables. The new standard requires entities to measure all expected credit losses for financial assets held at each reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. The Company’s adoption of this accounting standard on October 1, 2020, using the modified retrospective method, did not have a material impact on the Company's condensed consolidated financial statements.
Note 3 – Shareholders' Equity
Changes in certain components of shareholders' equity for the first two quarters of fiscal years 2021 and 2020 were as follows:

	Common Stock Issued at Par Value	Capital in Excess of Par Value	Retained Earnings	Deferred Compensation	Treasury Stock
(Millions of dollars)					Shares (in thousands)	Amount
Balance at September 30, 2020	$365	$19,270	$12,791	$23	(74,623)	$(6,138)
Net income	—	—	1,003	—	—	—
Common dividends ($0.83 per share)	—	—	(242)	—	—	—
Preferred dividends	—	—	(23)	—	—	—
Common stock issued for share-based compensation and other plans, net	—	(53)	—	—	549	2
Share-based compensation	—	83	—	—	—	—
Common stock held in trusts, net (a)	—	—	—	—	(7)	—
Effect of change in accounting principles (see Note 2)	—	—	(9)	—	—	—
Balance at December 31, 2020	$365	$19,301	$13,522	$23	(74,080)	$(6,136)
Net income	—	—	299	—	—	—
Common dividends ($0.83 per share)	—	—	(242)	—	—	—
Preferred dividends	—	—	(23)	—	—	—
Common stock issued for share-based compensation and other plans, net	—	(15)	—	—	234	4
Share-based compensation	—	55	—	—	—	—
Common stock held in trusts, net (a)	—	—	—	—	23	—
Balance at March 31, 2021	$365	$19,341	$13,557	$23	(73,821)	$(6,132)

	Common Stock Issued at Par Value	Capital in Excess of Par Value	Retained Earnings	Deferred Compensation	Treasury Stock
(Millions of dollars)					Shares (in thousands)	Amount
Balance at September 30, 2019	$347	$16,270	$12,913	$23	(76,260)	$(6,190)
Net income	—	—	278	—	—	—
Common dividends ($0.79 per share)	—	—	(215)	—	—	—
Preferred dividends	—	—	(38)	—	—	—
Common stock issued for share-based compensation and other plans, net	—	(32)	—	1	758	(38)
Share-based compensation	—	82	—	—	—	—
Common stock held in trusts, net (a)	—	—	—	—	(12)	—
Balance at December 31, 2019	$347	$16,320	$12,938	$24	(75,514)	$(6,228)
Net income	—	—	183	—	—	—
Common dividends ($0.79 per share)	—	—	(215)	—	—	—
Preferred dividends	—	—	(38)	—	—	—
Common stock issued for share-based compensation and other plans, net	—	(91)	—	(1)	573	70
Share-based compensation	—	58	—	—	—	—
Common stock held in trusts, net (a)	—	—	—	—	30	—
Balance at March 31, 2020	$347	$16,288	$12,868	$23	(74,911)	$(6,158)
(a)Common stock held in trusts represents rabbi trusts in connection with deferred compensation under the Company’s employee salary and bonus deferral plan and directors’ deferral plan.

The components and changes of Accumulated other comprehensive income (loss) for the first two quarters of fiscal years 2021 and 2020 were as follows:

(Millions of dollars)	Total	Foreign Currency Translation	Benefit Plans	Cash Flow Hedges
Balance at September 30, 2020	$(2,548)	$(1,416)	$(1,040)	$(91)
Other comprehensive income before reclassifications, net of taxes	115	64	24	27
Amounts reclassified into income, net of taxes	19	—	18	2
Balance at December 31, 2020	$(2,414)	$(1,352)	$(998)	$(62)
Other comprehensive income (loss) before reclassifications, net of taxes	64	(15)	—	78
Amounts reclassified into income, net of taxes	21	—	16	5
Balance at March 31, 2021	$(2,329)	$(1,367)	$(982)	$21

(Millions of dollars)	Total	Foreign Currency Translation	Benefit Plans	Cash Flow Hedges
Balance at September 30, 2019	$(2,283)	$(1,256)	$(1,005)	$(23)
Other comprehensive income before reclassifications, net of taxes	63	26	—	37
Amounts reclassified into income, net of taxes	19	—	17	2
Balance at December 31, 2019	$(2,202)	$(1,230)	$(988)	$16
Other comprehensive loss before reclassifications, net of taxes	(237)	(125)	—	(111)
Amounts reclassified into income, net of taxes	19	—	17	2
Balance at March 31, 2020	$(2,419)	$(1,355)	$(971)	$(93)

The amounts of foreign currency translation recognized in other comprehensive income during the three and six months ended March 31, 2021 and 2020 included net gains (losses) relating to net investment hedges. Other comprehensive income relating to benefit plans during the three months ended December 31, 2020 represented a net gain recognized as a result of the Company’s remeasurement, as of October 31, 2020, of the legacy Bard U.S. defined pension benefit plan upon its merger with the BD defined benefit cash balance pension plan in the first quarter of fiscal year 2021. The amounts recognized in other comprehensive income relating to cash flow hedges during the three and six months ended March 31, 2021 and 2020 related to forward starting interest rate swaps. Additional disclosures regarding the Company's derivatives are provided in Note 11.

Note 4 – Earnings per Share
The weighted average common shares used in the computations of basic and diluted earnings per share (shares in thousands) were as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2021	2020	2021	2020
Average common shares outstanding	291,095	272,014	290,839	271,555
Dilutive share equivalents from share-based plans	2,452	3,023	2,660	3,618
Average common and common equivalent shares outstanding – assuming dilution	293,547	275,037	293,499	275,173

Share equivalents excluded from the diluted shares outstanding calculation because the result would have been antidilutive:
Mandatory convertible preferred stock	6,169	11,685	6,169	11,685
Note 5 – Contingencies
Given the uncertain nature of litigation generally, the Company is not able, in all cases, to estimate the amount or range of loss that could result from an unfavorable outcome of the litigation in which the Company is a party. In accordance with U.S. GAAP, the Company establishes accruals to the extent probable future losses are estimable (and in the case of environmental matters, without considering possible third-party recoveries). With respect to putative class action lawsuits in the United States and certain of the Canadian lawsuits described below relating to product liability matters, the Company is unable to estimate a range of reasonably possible losses for the following reasons: (i) all or certain of the proceedings are in early stages; (ii) the Company has not received and reviewed complete information regarding all or certain of the plaintiffs and their medical conditions; and/or (iii) there are significant factual issues to be resolved. In addition, there is uncertainty as to the likelihood of a class being certified or the ultimate size of any class. With respect to the civil investigative demand (“CID”) served by the Department of Justice, discussed below, the Company is unable to estimate a range of reasonably possible losses for the following reasons: (i) all or certain of the proceedings are in early stages; and/or (ii) there are significant factual and legal issues to be resolved.
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
Hernia Product Claims
As of March 31, 2021, the Company is defending approximately 25,345 product liability claims involving the Company’s line of hernia repair devices (collectively, the “Hernia Product Claims”). The majority of those claims are currently pending in a coordinated proceeding in Rhode Island State Court, but claims are also pending in other state and/or federal court jurisdictions.

In addition, those claims include multiple putative class actions in Canada. Generally, the Hernia Product Claims seek damages for personal injury allegedly resulting from use of the products. From time to time, the Company engages in resolution discussions with plaintiffs’ law firms regarding certain of the Hernia Product Claims, but the Company also intends to vigorously defend Hernia Product Claims that do not settle, including through litigation. The Company expects additional trials of Hernia Product Claims to take place over the next 12 months. In August 2018, a hernia multi-district litigation (“MDL”) was ordered to be established in the Southern District of Ohio. Trials are scheduled throughout fiscal year 2021 in various state and/or federal courts, including one currently scheduled for November 2021 in the Rhode Island State Court. A trial is scheduled for August 2021 in the MDL. The Company cannot give any assurances that the resolution of the Hernia Product Claims that have not settled, including asserted and unasserted claims and the putative class action lawsuits, will not have a material adverse effect on the Company’s business, results of operations, financial condition and/or liquidity.
Women’s Health Product Claims
As of March 31, 2021, the Company is defending approximately 390 product liability claims involving the Company’s line of pelvic mesh devices. The majority of those claims are currently pending in various federal court jurisdictions, and a coordinated proceeding in New Jersey State Court, but claims are also pending in other state court jurisdictions. In addition, those claims include putative class actions filed in the United States. Not included in the figures above are approximately 615 filed and unfiled claims that have been asserted or threatened against the Company but lack sufficient information to determine whether a pelvic mesh device of the Company is actually at issue.
The claims identified above also include products manufactured by both the Company and two subsidiaries of Medtronic plc (as successor in interest to Covidien plc) (“Medtronic”), each a supplier of the Company. Medtronic has an obligation to defend and indemnify the Company with respect to any product defect liability relating to products its subsidiaries had manufactured. In July 2015, the Company reached an agreement with Medtronic in which Medtronic agreed to take responsibility for pursuing settlement of certain of the Women’s Health Product Claims that relate to products distributed by the Company under supply agreements with Medtronic. In June 2017, the Company amended the agreement with Medtronic to transfer responsibility for settlement of additional Women’s Health Product Claims to Medtronic on terms similar to the July 2015 agreement, including with respect to the obligation to make payments to Medtronic toward these potential settlements. As of March 31, 2021, the Company has paid Medtronic $160 million toward these potential settlements. The Company also may, in its sole discretion, transfer responsibility for settlement of additional Women’s Health Product Claims to Medtronic on similar terms. The agreements do not resolve the dispute between the Company and Medtronic with respect to Women’s Health Product Claims that do not settle, if any. The foregoing lawsuits, unfiled claims, putative class actions, and other claims, together with claims that have settled or are the subject of agreements or agreements in principle to settle, are referred to collectively as the “Women’s Health Product Claims.” The Women’s Health Product Claims generally seek damages for personal injury allegedly resulting from use of the products.
As of March 31, 2021, the Company has reached agreements or agreements in principle with various plaintiffs’ law firms to settle their respective inventories of cases totaling approximately 15,285 of the Women’s Health Product Claims. The Company believes that these Women’s Health Product Claims are not the subject of Medtronic’s indemnification obligation. These settlement agreements and agreements in principle include unfiled and previously unknown claims held by various plaintiffs’ law firms, which are not included in the approximate number of lawsuits set forth in the first paragraph of this section. Each agreement is subject to certain conditions, including requirements for participation in the proposed settlements by a certain minimum number of plaintiffs. The Company continues to engage in discussions with other plaintiffs’ law firms regarding potential resolution of unsettled Women’s Health Product Claims, which may include additional inventory settlements.
A trial in the New Jersey coordinated proceeding began in March 2018, and in April 2018 a jury entered a verdict against the Company in the total amount of $68 million ($33 million compensatory; $35 million punitive). In March 2021, the Appellate Division of the New Jersey Superior Court vacated the verdict and ordered a new trial. Further appellate proceedings are possible. The Company expects additional trials of Women’s Health Product Claims to take place over the next 12 months, which may potentially include consolidated trials.
During the course of engaging in settlement discussions with plaintiffs’ law firms, the Company has learned, and may in future periods learn, additional information regarding these and other unfiled claims, or other lawsuits, which could materially impact the Company’s estimate of the number of claims or lawsuits against the Company.
Filter Product Claims
As of March 31, 2021, the Company is defending approximately 410 product liability claims involving the Company’s line of inferior vena cava filters (collectively, the “Filter Product Claims”). The majority of those claims were previously pending in an MDL in the United States District Court for the District of Arizona, but those MDL claims either have been, or are in the process of being, remanded to various federal jurisdictions. Filter Product Claims are also pending in various state court jurisdictions, including a coordinated proceeding in Arizona State Court. In addition, those claims include putative class actions filed in the United States and Canada. The Filter Product Claims generally seek damages for personal injury allegedly resulting from use of the products. The Company has limited information regarding the nature and quantity of certain of the Filter Product Claims. The Company continues to receive claims and lawsuits and may in future periods learn additional information regarding other unfiled or unknown claims, or other lawsuits, which could materially impact the Company’s estimate of the number of claims or lawsuits against the Company. On May 31, 2019, the MDL Court ceased accepting direct filings or transfers into the Filter Product Claims MDL and, as noted above, remands for non-settled cases have begun and are expected to continue over the next three months. Federal and state court trials are scheduled throughout fiscal year 2021. As of March 31, 2021, the Company entered into settlement agreements and/or settlement agreements in principle for approximately 9,365 cases. On March 30, 2018, a jury in the first MDL trial found the Company liable for negligent failure to warn and entered a verdict in favor of plaintiffs. The jury found the Company was not liable for (a) strict liability design defect; (b) strict liability failure to warn; and (c) negligent design. In August 2020, the Ninth Circuit affirmed that verdict on appeal. On June 1, 2018, a jury in the second MDL trial unanimously found in favor of the Company on all claims. On August 17, 2018, the Court entered summary judgment in favor of the Company on all claims in the third MDL trial. On October 5, 2018, a jury in the fourth MDL trial unanimously found in favor of the Company on all claims. The Company expects additional trials of Filter Product Claims may take place over the next 12 months.
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
In connection with the settlement of a prior litigation with certain of the Company's insurance carriers, an agreement with the Company's insurance carriers was reached to reimburse the Company for certain future costs incurred in connection with Filter Product Claims up to an agreed amount. The Company’s insurance coverage with respect to this agreement has been exhausted. For certain product liability claims or lawsuits, the Company does not maintain or has limited remaining insurance coverage.
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
On February 27, 2020, a putative class action captioned Kabak v. Becton, Dickinson and Company, et al., Civ. No. 2:20-cv-02155 (SRC) (CLW), now captioned Industriens Pensionsforsikring v. Becton, Dickinson and Company, et al., was filed in the U.S. District Court for the District of New Jersey against the Company and certain of its officers. The complaint, which purports to be brought on behalf of all persons (other than defendants) who purchased or otherwise acquired the Company's common stock from November 5, 2019 through February 5, 2020, asserts claims for purported violations of Sections 10 and 20 of the Securities Exchange Act of 1934 and Securities and Exchange Commission (“SEC”) Rule 10b-5 promulgated thereunder, and seeks, among other things, damages and costs. The complaint alleges that defendants concealed material information regarding AlarisTM infusion pumps, including that (1) certain pumps exhibited software errors, (2) the Company was investing in remediation efforts as opposed to other enhancements and (3) the Company was thus reasonably likely to recall certain pumps and/or experience regulatory delays. These alleged omissions, the complaint asserts, rendered certain public statements about the Company’s business, operations and prospects false or misleading, causing investors to purchase stock at an inflated price. The plaintiff filed a second amended complaint to add certain additional factual allegations on February 3, 2021, which the company moved to dismiss on March 19, 2021. The Company believes the claims are without merit and intends to vigorously defend this action.
On November 2, 2020, a civil action captioned Jankowski v. Forlenza, et al., Civ. No. 2:20-cv-15474, was filed in the U.S. District Court for the District of New Jersey by a shareholder, Ronald Jankowski, derivatively on behalf of the Company, against its individual directors and certain of its officers. The complaint seeks recovery for breach of fiduciary duties by directors and various officers; violations of the Securities Exchange Act of 1934; and insider trading. In general, the complaint alleges, among other things, that various directors and/or officers (1) caused the Company to issue purportedly misleading statements and SEC filings regarding AlarisTM infusion pumps, (2) issued a misleading proxy statement, (3) engaged in improper insider trading and (4) caused or contributed to various violations of the Securities Exchange Act of 1934, including sections 10(b), 14(a) and 21D. The complaint seeks damages, including restitution and disgorgement of profits, and an injunction requiring the Company to undertake remedial measures with respect to certain corporate governance and internal procedures. A second derivative action, Schranz v. Polen, et al., Civ. No 2:21-cv-01081, was filed on January 24, 2021 in the U.S. District Court for the District of New Jersey and the two actions were consolidated. In March 2021, the Company received letters from two additional shareholders which, in general, mirrored the allegations in the Jankowski and Schranz consolidated actions, and demanded, among other things, that the Board of Directors pursue civil action against members of management for claimed breaches of fiduciary duties. Consistent with New Jersey law, the Board appointed a special committee to review the allegations and demands in the derivative actions and demand letters. Following an investigation, the special committee determined that no action was warranted, and rejected the shareholders’ demands. The special committee’s determination has been communicated to counsel for the shareholders. Should the shareholders continue to pursue their claims in court, the Company will take appropriate steps to seek dismissal of the complaints.
In February 2021, the Company received a subpoena from the Enforcement Division of the SEC requesting information from the Company relating to, among other things, AlarisTM infusion pumps. The Company is cooperating with the SEC and responding to these requests. The Company cannot anticipate the timing, scope, outcome or possible impact of the investigation, financial or otherwise.
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
In the second quarter of fiscal 2021, the Company recorded a pre-tax charge of approximately $296 million to Other operating expense related to certain of the product liability matters discussed above under the heading “Product Liability Matters,” including the related legal defense costs. The Company recorded this charge based on additional information obtained during the quarter, including but not limited to: the nature and quantity of unfiled and filed claims and the continued rate of claims being filed in certain product liability matters; the status of certain settlement discussions with plaintiffs’ counsel; the allegations and documentation supporting or refuting such allegations; and the stage of litigation.
Accruals for the Company's product liability claims which are discussed above, as well as the related legal defense costs, amounted to approximately $2.5 billion at March 31, 2021 and September 30, 2020. These accruals, which are generally long-term in nature, are largely recorded within Deferred Income Taxes and Other Liabilities on the Company's condensed consolidated balance sheets. As of March 31, 2021 and September 30, 2020, the Company had $164 million and $92 million, respectively, in qualified settlement funds (“QSFs”), subject to certain settlement conditions, for certain product liability matters. Payments to QSFs are recorded as a component of Restricted cash. The Company's expected recoveries related to product liability claims and related legal defense costs were approximately $93 million and $139 million at March 31, 2021 and September 30, 2020, respectively. The expected recoveries at March 31, 2021 related entirely to the Company’s agreements with Medtronic related to certain Women’s Health Product Claims. A substantial amount of the expected recoveries at September 30, 2020 related to the Company’s agreements with Medtronic related to certain Women’s Health Product Claims. The expected recoveries at March 31, 2021 related to the indemnification obligation are not in dispute with respect to claims that Medtronic settles pursuant to the agreements.

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
Remaining Performance Obligations
The Company's obligations relative to service contracts and pending installations of equipment, primarily in the Company's Medication Management Solutions unit, represent unsatisfied performance obligations of the Company. The revenues under existing contracts with original expected durations of more than one year, which are attributable to products and/or services that have not yet been installed or provided are estimated to be approximately $1.9 billion at March 31, 2021. The Company expects to recognize the majority of this revenue over the next three years.
Within the Company's Medication Management Solutions, Medication Delivery Solutions, Integrated Diagnostic Solutions, and Biosciences units, some contracts also contain minimum purchase commitments of reagents or other consumables and the future sales of these consumables represent additional unsatisfied performance obligations of the Company. The revenue attributable to the unsatisfied minimum purchase commitment-related performance obligations, for contracts with original expected durations of more than one year, is estimated to be approximately $2.7 billion at March 31, 2021.  This revenue will be recognized over the customer relationship periods.
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

	Three Months Ended March 31,
(Millions of dollars)	2021			2020
	United States	International	Total	United States	International	Total
Medical
Medication Delivery Solutions	$531	$468	$999	$518	$386	$904
Medication Management Solutions	440	126	566	449	119	568
Diabetes Care	148	135	284	142	137	278
Pharmaceutical Systems	100	361	462	91	309	400
Total segment revenues	$1,220	$1,091	$2,311	$1,200	$951	$2,151

Life Sciences
Integrated Diagnostic Solutions	$454	$807	$1,261	$413	$420	$833
Biosciences	121	204	325	108	172	280
Total segment revenues	$576	$1,010	$1,586	$522	$591	$1,113

Interventional
Surgery	$227	$65	$292	$249	$63	$312
Peripheral Intervention	222	198	420	242	157	399
Urology and Critical Care	217	82	298	202	76	279
Total segment revenues	$666	$345	$1,011	$693	$297	$990

Total Company revenues	$2,462	$2,446	$4,907	$2,415	$1,839	$4,253

	Six Months Ended March 31,
(Millions of dollars)	2021			2020
	United States	International	Total	United States	International	Total
Medical
Medication Delivery Solutions	$1,099	$908	$2,006	$1,038	$814	$1,852
Medication Management Solutions	917	278	1,196	912	231	1,143
Diabetes Care	298	271	569	281	266	547
Pharmaceutical Systems	180	621	801	174	525	699
Total segment revenues	$2,494	$2,078	$4,572	$2,404	$1,836	$4,241

Life Sciences
Integrated Diagnostic Solutions	$1,469	$1,459	$2,928	$799	$834	$1,633
Biosciences	241	396	637	260	342	603
Total segment revenues	$1,710	$1,855	$3,565	$1,060	$1,176	$2,236

Interventional
Surgery	$489	$135	$624	$505	$133	$638
Peripheral Intervention	454	392	846	467	327	794
Urology and Critical Care	445	171	616	409	161	570
Total segment revenues	$1,388	$698	$2,086	$1,381	$621	$2,002

Total Company revenues	$5,592	$4,631	$10,223	$4,845	$3,634	$8,479

Segment income for the three and six-month periods was as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
(Millions of dollars)	2021	2020	2021	2020
Income Before Income Taxes
Medical (a)	$634	$443	$1,300	$1,007
Life Sciences (b)	548	285	1,521	646
Interventional	209	213	511	455
Total Segment Operating Income	1,392	941	3,331	2,109
Acquisitions and other restructurings	(52)	(75)	(102)	(161)
Other operating expense (c)	(296)	—	(296)	—
Net interest expense	(122)	(132)	(238)	(266)
Other unallocated items (d)	(618)	(534)	(1,233)	(1,087)
Total Income Before Income Taxes	$305	$200	$1,462	$594
(a)The amounts include a charge of $37 million for the three and six months ended March 31, 2021, and charges of $199 million and $258 million, for the three and six months ended March 31, 2020, respectively, recorded to Cost of products sold, related to the estimate of costs associated with remediation efforts for AlarisTM infusion pumps in the Medication Management Solutions unit.
(b)The amounts for the three and six-month periods ended March 31, 2020 included a charge of $39 million recorded to Cost of products sold to write down the carrying value of certain intangible assets in the Biosciences unit.
(c)The amounts for the three and six-month periods in 2021 consisted of pre-tax charges related to certain product liability matters, which is further discussed in Note 5.
(d)Primarily comprised of foreign exchange, certain general and administrative expenses and share-based compensation expense.
Note 8 – Benefit Plans
The Company has defined benefit pension plans covering certain employees in the United States and certain international locations. The measurement date used for these plans is September 30.
Net pension cost included the following components for the three and six-month periods:

	Three Months Ended March 31,		Six Months Ended March 31,
(Millions of dollars)	2021	2020	2021	2020
Service cost	$36	$39	$79	$79
Interest cost	17	21	37	43
Expected return on plan assets	(41)	(48)	(89)	(97)
Amortization of prior service credit	(3)	(3)	(7)	(7)
Amortization of loss	23	25	50	50
Net pension cost	$32	$34	$69	$68
The amounts provided above for amortization of prior service credit and amortization of loss represent the reclassifications of prior service credits and net actuarial losses that were recognized in Accumulated other comprehensive income (loss) in prior periods. All components of the Company’s net periodic pension cost, aside from service cost, are recorded to Other (expense) income, net on its condensed consolidated statements of income.

Note 9 – Business Restructuring Charges
The Company incurred restructuring costs during the six months ended March 31, 2021, primarily in connection with the Company's simplification and other cost saving initiatives, which were largely recorded within Acquisitions and other restructurings. These simplification and other costs saving initiatives are focused on reducing complexity, enhancing product quality, refining customer experience, and improving cost efficiency across all of the Company’s segments. Restructuring liability activity for the six months ended March 31, 2021 was as follows:

(Millions of dollars)	Employee Termination		Other		Total
	Bard	Other Initiatives	Bard	Other Initiatives	Bard	Other Initiatives
Balance at September 30, 2020	$15	$17	$1	$3	$16	$20
Charged to expense	—	9	1	26	1	35
Cash payments	(3)	(13)	(2)	(20)	(5)	(33)
Non-cash settlements	—	—	—	(3)	—	(3)
Other adjustments	(1)	—	—	—	(1)	—
Balance at March 31, 2021	$11	$13	$—	$6	$11	$19
Note 10 – Intangible Assets
Intangible assets consisted of:

	March 31, 2021		September 30, 2020
(Millions of dollars)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets
Developed technology	$14,184	$4,474	$14,105	$3,959
Customer relationships	4,651	1,674	4,616	1,509
Product rights	125	81	119	73
Trademarks	408	129	408	120
Patents and other	526	334	500	320
Amortized intangible assets	$19,894	$6,692	$19,748	$5,981
Unamortized intangible assets
Acquired in-process research and development	$44		$44
Trademarks	2		2
Unamortized intangible assets	$46		$46
Intangible amortization expense for the three months ended March 31, 2021 and 2020 was $350 million and $347 million, respectively. Intangible amortization expense for the six months ended March 31, 2021 and 2020 was $698 million and $693 million, respectively.
The following is a reconciliation of goodwill by business segment:

(Millions of dollars)	Medical	Life Sciences	Interventional	Total
Goodwill as of September 30, 2020	$10,044	$837	$12,739	$23,620
Acquisitions (a)	99	—	—	99
Purchase price allocation adjustments	2	—	1	3
Currency translation	28	2	20	49
Goodwill as of March 31, 2021	$10,173	$839	$12,760	$23,772
(a)Represents goodwill recognized relative to certain acquisitions which were not material individually or in the aggregate.

Note 11 – Derivative Instruments and Hedging Activities
The Company uses derivative instruments to mitigate certain exposures. The Company does not enter into derivative financial instruments for trading or speculative purposes. The effects these derivative instruments and hedged items have on the Company’s financial position, financial performance, and cash flows are provided below.
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
Hedges of the transactional foreign exchange exposures resulting primarily from intercompany payables and receivables are undesignated hedges. As such, the gains or losses on these instruments are recognized immediately in income. These gains and losses are largely offset by gains and losses on the underlying hedged items, as well as the hedging costs associated with the derivative instruments. The net amounts recognized in Other (expense) income, net, during the three and six months ended March 31, 2021 and 2020 were immaterial to the Company's consolidated financial results. The total notional amounts of the Company’s outstanding foreign exchange contracts as of March 31, 2021 and September 30, 2020 were $1.6 billion and $2.5 billion, respectively.
Certain of the Company's foreign currency-denominated long-term notes outstanding, which had a total carrying value of $1.5 billion as of March 31, 2021 and September 30, 2020, were designated as, and were effective as, economic hedges of net investments in certain of the Company's foreign subsidiaries. The Company has entered into cross-currency swaps, all of which are designated and effective as economic hedges of net investments in certain of the Company's foreign subsidiaries. The notional amount of the cross-currency swaps was $3.0 billion as of March 31, 2021 and September 30, 2020.
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
Net gains (losses) recorded to Accumulated other comprehensive income (loss) relating to the Company's net investment hedges for the three and six-month periods were as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
(Millions of dollars)	2021	2020	2021	2020
Foreign currency-denominated debt	$35	$44	$(21)	$10
Cross-currency swaps	$40	$193	$(84)	$141
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
The total notional amount of outstanding interest rate swaps designated as fair value hedges was $375 million at September 30, 2020. The swaps represented fixed-to-floating interest rate swap agreements the Company entered into to convert the interest payments on certain long-term notes from the fixed rate to a floating interest rate based on LIBOR. These interest rate swaps designated as fair value hedges were terminated at an immaterial net gain, concurrent with the redemption of the 3.125% notes due November 8, 2021 in the second quarter of fiscal 2021. Additional disclosures regarding the Company's debt transactions are provided in Note 13. Changes in the fair value of the interest rate swaps offset changes in the fair value of the fixed rate debt. The amounts recorded during the three and six months ended March 31, 2021 and 2020 for changes in the fair value of these hedges were immaterial to the Company's consolidated financial results.
Changes in the fair value of the interest rate swaps designated as cash flow hedges (i.e., hedging the exposure to variability in expected future cash flows that is attributable to a particular risk) are recorded in Other comprehensive income (loss). If interest rate derivatives designated as cash flow hedges are terminated, the balance in Accumulated other comprehensive income (loss) attributable to those derivatives is reclassified into earnings over the remaining life of the hedged debt. The net realized loss related to terminated interest rate swaps expected to be reclassified and recorded in Interest expense within the next 12 months is $2 million, net of tax.
The total notional amount of the Company's outstanding forward starting interest rate swaps was $1.0 billion and $1.5 billion at March 31, 2021 and September 30, 2020, respectively. The Company entered into these contracts to mitigate its exposure to interest rate risk. The Company recorded net after-tax gains (losses) of $78 million and $(111) million during the three months ended March 31, 2021 and 2020, respectively, and $105 million and $(74) million during the six months ended March 31, 2021 and 2020, respectively, in Other comprehensive income (loss) relating to these interest rate hedges. During the second quarter of fiscal year 2021, the notional amount of $500 million of the Company's outstanding forward starting interest rate swaps were terminated at an immaterial net loss, concurrent with the issuance of senior unsecured U.S. notes in the second quarter. This net loss will be reclassified into earnings within Interest expense over the remaining life of the U.S. notes issued. Additional disclosures regarding the Company's debt transactions are provided in Note 13.

Financial Statement Effects
The fair values of derivative instruments outstanding at March 31, 2021 and September 30, 2020 were not material to the Company's consolidated balance sheets.

The amounts reclassified from accumulated other comprehensive income relating to cash flow hedges during the six months ended March 31, 2021 and 2020 were not material to the Company's consolidated financial results.

Note 12 – Financial Instruments and Fair Value Measurements
The following reconciles cash and equivalents and restricted cash reported within the Company's consolidated balance sheets at March 31, 2021 and September 30, 2020 to the total of these amounts shown on the Company's consolidated statements of cash flows:

(Millions of dollars)	March 31, 2021	September 30, 2020
Cash and equivalents	$3,734	$2,825
Restricted cash	164	92
Cash and equivalents and restricted cash	$3,898	$2,917
Cash equivalents consist of all highly liquid investments with a maturity of three months or less at time of purchase. Restricted cash consists of cash restricted from withdrawal and usage except for certain product liability matters.
The Company’s cash and equivalents include institutional money market accounts, which permit daily redemption, and an ultra-short bond fund. The fair values of these investments are based upon the quoted prices in active markets provided by the holding financial institutions, which are considered Level 1 inputs in the fair value hierarchy. The fair values of these accounts were $825 million and $1.549 billion at March 31, 2021 and September 30, 2020, respectively. The Company’s remaining cash and equivalents, excluding restricted cash, were $2.9 billion and $1.3 billion at March 31, 2021 and September 30, 2020, respectively.
Short-term investments are held to their maturities and are carried at cost, which approximates fair value. The short-term investments consist of instruments with maturities greater than three months and less than one year.
Long-term debt is recorded at amortized cost. The fair value of long-term debt is measured based upon quoted prices in active markets for similar instruments, which are considered Level 2 inputs in the fair value hierarchy. The fair value of long-term debt was $19.1 billion and $19.0 billion at March 31, 2021 and September 30, 2020, respectively. The fair value of the current portion of long-term debt at March 31, 2021 was immaterial and the fair value of the current portion of long-term debt was $702 million at September 30, 2020.
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
Transfers of trade receivables
Over the normal course of its business activities, the Company transfers certain trade receivable assets to third parties under factoring agreements. Per the terms of these agreements, the Company surrenders control over its trade receivables upon transfer.  Accordingly, the Company accounts for the transfers as sales of trade receivables by recognizing an increase to Cash and equivalents and a decrease to Trade receivables, net when proceeds from the transactions are received.  During the three months ended March 31, 2021 and 2020, the Company transferred $364 million and $500 million, respectively, of its trade receivables to third parties under factoring arrangements. During the six months ended March 31, 2021 and 2020, the Company transferred $856 million and $1.316 billion, respectively, of its trade receivables to third parties under factoring arrangements. The portion of these receivables which were yet to be remitted to the third parties at March 31, 2021 and September 30, 2020 were $311 million and $256 million, respectively.  The costs incurred by the Company in connection with factoring activities were not material to its consolidated financial results.
Note 13 – Debt
In February 2021, the Company issued $1.0 billion of 1.957% notes due February 11, 2031. The Company used the net proceeds from this long-term debt offering, together with cash on hand, to repay the entire $1.0 billion aggregate principal amount outstanding on the 3.125% notes due November 8, 2021, as well as accrued interest, related premiums, fees and expenses related to this repaid amount. The Company redeemed this long-term debt at an aggregate market price of $1.019 billion. The carrying value of the long-term notes was $1.005 billion, and the Company recognized a loss on this debt extinguishment of $14 million, which was recorded in the second quarter of fiscal year 2021 within Other (expense) income, net, on the Company’s condensed consolidated statements of income.
Also in February 2021, Becton Dickinson Euro Finance S.à r.l., a private limited liability company (société à responsabilité limitée), which is an indirect, wholly-owned finance subsidiary of the Company, issued Euro-denominated debt consisting of 600 million Euros ($728 million) of 1.213% notes due February 12, 2036. The notes are fully and unconditionally guaranteed on a senior unsecured basis by the Company. No other of the Company's subsidiaries provide any guarantees with respect to these notes. The indenture covenants included a limitation on liens and a restriction on sale and leasebacks, change of control and consolidation, merger and sale of assets covenants. These covenants are subject to a number of exceptions, limitations and qualifications. The indenture does not restrict the Company, Becton Dickinson Euro Finance S.à r.l., or any other of the Company's subsidiaries from incurring additional debt or other liabilities, including additional senior debt. Additionally, the indenture does not restrict Becton Dickinson Euro Finance S.à r.l. and the Company from granting security interests over its assets. The Company used the net proceeds from this long-term debt offering, together with cash on hand, to repay the entire 600 million Euros ($728 million) of aggregate principal amount outstanding on the 0.174% notes due June 4, 2021, as well as accrued interest, related premiums, fees and expenses related to this repaid amount. The Company redeemed this long-term debt at an aggregate market price of $730 million. The carrying value of the long-term notes was $728 million, and the Company recognized a loss on this debt extinguishment of $1 million, which was recorded in the second quarter of fiscal year 2021 within Other (expense) income, net, on the Company’s condensed consolidated statements of income.
In December 2020, the Company redeemed $265 million of the aggregate principal amount outstanding on the 2.894% notes due June 6, 2022, as well as accrued interest, related premiums, fees and expenses related to this redeemed amount. Based upon the aggregate $265 million carrying value of the notes redeemed and the $275 million the Company paid to redeem the aggregate principal amount of the notes, the Company recorded a loss on this debt extinguishment transaction in the first quarter of fiscal year 2021 of $10 million within Other (expense) income, net, on its condensed consolidated statements of income.
Note 14 – Subsequent Event
BD’s Intention to Spin Off Diabetes Care
On May 6, 2021, the Company announced its intention to spin off its Diabetes Care business as a separate publicly traded company to BD’s shareholders. The proposed spin-off is intended to be a tax-free transaction for U.S. federal income tax purposes and is expected to be completed in the first half of calendar year 2022, subject to the satisfaction of customary conditions, including final approval from BD’s Board of Directors and the effectiveness of a registration statement on Form 10 to be filed with the SEC. As an independent, publicly traded entity, the Diabetes Care business will be positioned to more effectively allocate its capital and operational resources with a dedicated growth strategy.

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
BD’s Intention to Spin Off Diabetes Care
On May 6, 2021, we announced our intention to spin off our Diabetes Care business as a separate publicly traded company to BD’s shareholders. The proposed spin-off is intended to be a tax-free transaction for U.S. federal income tax purposes and is expected to be completed in the first half of calendar year 2022, subject to the satisfaction of customary conditions, including final approval from BD’s Board of Directors and the effectiveness of a registration statement on Form 10 to be filed with the SEC. As an independent, publicly traded entity, the Diabetes Care business will be positioned to more effectively allocate its capital and operational resources with a dedicated growth strategy.
COVID-19 Pandemic Impacts and Response
A novel strain of coronavirus disease (“COVID-19”) was officially declared a pandemic by the World Health Organization ("WHO") in March 2020 and governments around the world have been implementing various measures to slow and control the ongoing spread of COVID-19. These government measures, as well as a shift in healthcare priorities, resulted in a significant decline in medical procedures, which led to weakened demand for our products during our fiscal year 2020 and demand for some of our products continues to be adversely affected by the pandemic. Resurgences of COVID-19 infections in many locations around the world during the second quarter of our fiscal year 2021 unfavorably impacted demand for certain of our products, most notably within our Interventional segment. Revenues for the second quarter and the first six months of our fiscal year 2021 reflected a substantial benefit from sales related to COVID-19 diagnostic testing on the BD VeritorTM Plus and BD MaxTM Systems. The magnitude of this benefit in our second quarter aligned with our expectations that pricing for SARS-CoV-2 diagnostic tests would be impacted as competitors entered the COVID-19 diagnostic testing market and as demand for COVID-19 testing declined. The impacts which affected our revenue growth for the three months ended March 31, 2021, including those related to the COVID-19 pandemic, are discussed in greater detail further below.
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
Overview of Financial Results and Financial Condition
For the three months ended March 31, 2021, worldwide revenues of $4.907 billion increased 15.4% from the prior-year period, which reflected an overall increase in volume, including increases attributable to our core products, of approximately 12.0%. Revenues for the three months ended March 31, 2021 also reflected a favorable impact from foreign currency translation of approximately 3.2% and a favorable impact from pricing of approximately 0.2%. Volume in the second quarter of fiscal year 2021 reflected the following:
•Medical segment revenues in the second quarter reflected growth in the Medication Delivery Solutions and Pharmaceutical Systems units.
•Life Sciences segment revenues in the second quarter reflected growth that was primarily driven by the Integrated Diagnostic Solutions unit’s sales related to COVID-19 diagnostic testing on the BD VeritorTM Plus and BD MaxTM Systems. Sales related to COVID-19 diagnostic testing in the second quarter of fiscal year 2021 were approximately $480 million.
•Interventional segment revenues in the second quarter reflected growth in the Urology and Critical Care unit, as well as in the Peripheral Intervention unit.
We continue to invest in research and development, geographic expansion, and new product market programs to drive further revenue and profit growth. We have reinvested a portion of the profits from our sales related to COVID-19 diagnostic testing into our BD 2025 strategy, with a specific focus on growth, simplification and cost saving initiatives. Our ability to sustain our long-term growth will depend on a number of factors, including our ability to expand our core business (including geographical expansion), develop innovative new products, and continue to improve operating efficiency and organizational effectiveness. As discussed above, current global economic conditions are highly volatile due to the COVID-19 pandemic. In addition, we believe pricing pressure exists globally which could adversely impact our businesses.
Cash flows from operating activities were $2.721 billion in the first six months of fiscal year 2021. At March 31, 2021, we had $3.922 billion in cash and equivalents and short-term investments, including restricted cash. We continued to return value to our shareholders in the form of dividends. During the first six months of fiscal year 2021, we paid cash dividends of $528 million, including $483 million paid to common shareholders and $45 million paid to preferred shareholders.
Each reporting period, we face currency exposure that arises from translating the results of our worldwide operations to the U.S. dollar at exchange rates that fluctuate from the beginning of such period. A weaker U.S. dollar, compared to the prior-year period, resulted in a favorable foreign currency translation impact to our revenues and earnings during the second quarter of fiscal year 2021. We evaluate our results of operations on both a reported and a foreign currency-neutral basis, which excludes the impact of fluctuations in foreign currency exchange rates. As exchange rates are an important factor in understanding period-to-period comparisons, we believe the presentation of results on a foreign currency-neutral basis in addition to reported results helps improve investors’ ability to understand our operating results and evaluate our performance in comparison to prior periods. Foreign currency-neutral ("FXN") information compares results between periods as if exchange rates had remained constant period-over-period. We use results on a foreign currency-neutral basis as one measure to evaluate our performance. We calculate foreign currency-neutral percentages by converting our current-period local currency financial results using the prior-period foreign currency exchange rates and comparing these adjusted amounts to our current-period results. These results should be considered in addition to, not as a substitute for, results reported in accordance with U.S. generally accepted accounting principles ("GAAP"). Results on a foreign currency-neutral basis, as we present them, may not be comparable to similarly titled measures used by other companies and are not measures of performance presented in accordance with U.S. GAAP.

Results of Operations
Medical Segment
The following summarizes second quarter Medical revenues by organizational unit:

	Three months ended March 31,
(Millions of dollars)	2021	2020	Total Change	Estimated FX Impact	FXN Change
Medication Delivery Solutions	$999	$904	10.4%	2.3%	8.1%
Medication Management Solutions	566	568	(0.3)%	1.6%	(1.9)%
Diabetes Care	284	278	2.0%	2.2%	(0.2)%
Pharmaceutical Systems	462	400	15.4%	5.6%	9.8%
Total Medical Revenues	$2,311	$2,151	7.4%	2.7%	4.7%

The Medication Delivery Solutions unit's revenues in the second quarter of 2021 reflected strong performance associated with the unit’s core products, despite continued lower utilization of healthcare globally as a result of the COVID-19 pandemic. The Medication Delivery Solutions unit's revenue growth in the second quarter of 2021 benefited from global sales of syringes relating to COVID-19 vaccination efforts and U.S. sales of catheters and medication delivery devices. The Medical Delivery Solutions unit’s international revenue growth in the second quarter of 2021 reflected a favorable comparison to the prior-year quarter, which was impacted by COVID-19 pandemic-related declines in China.

The Medication Management Solutions unit's revenues in the second quarter of 2021 reflected declines in the unit’s international infusion systems business, partially offset by growth in the unit’s international dispensing business. We submitted our 510(k) premarket notification to the United States Food and Drug Administration (the “FDA”) for the BD Alaris™ System in April 2021. The 510(k) submission is intended to bring the regulatory clearance for the BD Alaris™ System up-to-date, implement new features to address the open recall issues and provide other updates, including a new version of BD Alaris™ System software that will provide clinical, operational and cybersecurity updates.

Second quarter revenues in the Diabetes Care unit were comparable to the prior-year period, which benefited from increased U.S. orders from retailers and distributors in response to the COVID-19 pandemic. The Diabetes Care unit’s revenues in the second quarter of 2021 were also unfavorably impacted by the accelerated timing of orders into the first quarter of our fiscal year 2021 in preparation for a new product introduction. The Pharmaceutical Systems unit's revenues in the second quarter of 2021 reflected continued strong demand for prefillable products.

	Six months ended March 31,
(Millions of dollars)	2021	2020	Total Change	Estimated FX Impact	FXN Change
Total Medical Revenues	$4,572	$4,241	7.8%	2.0%	5.8%

Medical segment income for the three and six-month periods is provided below.

	Three months ended March 31,		Six months ended March 31,
(Millions of dollars)	2021	2020	2021	2020
Medical segment income	$634	$443	$1,300	$1,007

Segment income as % of Medical revenues	27.4%	20.6%	28.4%	23.8%
The Medical segment's income in the second quarter was driven by its performance with respect to gross profit margin and operating expenses as discussed in greater detail below:
•Gross profit margin was higher in the second quarter of 2021 as compared with the second quarter of 2020. The prior-year period included a charge of $199 million to record estimated future costs to remediate BD AlarisTM infusion pumps. Gross margin in the current-year period reflected lower manufacturing costs resulting from continuous improvement projects which enhanced the efficiency of our operations. The Medical segment’s second quarter gross margin was unfavorably impacted by foreign currency translation, product quality-related expenses, as well as investments in simplification and other cost saving initiatives.

•Selling and administrative expense as a percentage of revenues was lower in the second quarter of 2021 compared with the second quarter of 2020 primarily due to a reduction of travel and other administrative costs that has resulted from the COVID-19 pandemic.
•Research and development expense as a percentage of revenues was higher in the second quarter of 2021 compared with the second quarter of 2020, which primarily reflects our continued commitment to research and development, as well as reinvestment into our growth initiatives.
Life Sciences Segment
The following summarizes second quarter Life Sciences revenues by organizational unit:

	Three months ended March 31,
(Millions of dollars)	2021	2020	Total Change	Estimated FX Impact	FXN Change
Integrated Diagnostic Solutions	$1,261	$833	51.3%	5.1%	46.2%
Biosciences	325	280	16.3%	4.0%	12.3%
Total Life Sciences Revenues	$1,586	$1,113	42.5%	4.8%	37.7%

The Life Sciences segment's revenue growth in the second quarter of 2021 was primarily driven by the Integrated Diagnostic Solutions unit's sales related to COVID-19 diagnostic testing on the BD VeritorTM Plus and BD MaxTM Systems. Growth in the Integrated Diagnostic Solutions unit was unfavorably impacted by the lack of a traditional influenza season in 2021. While routine diagnostic testing levels have not yet fully recovered to pre-pandemic levels, growth was observed in specific high acuity settings like specimen management and ID/AST testing. The Biosciences unit's revenues in the second quarter of 2021 reflected a strong recovery in demand for research instruments and reagents, as well as for clinical instruments.

	Six months ended March 31,
(Millions of dollars)	2021	2020	Total Change	Estimated FX Impact	FXN Change
Total Life Sciences Revenues	$3,565	$2,236	59.5%	3.5%	56.0%

Life Sciences segment income for the three and six-month periods was as follows:

	Three months ended March 31,		Six months ended March 31,
(Millions of dollars)	2021	2020	2021	2020
Life Sciences segment income	$548	$285	$1,521	$646

Segment income as % of Life Sciences revenues	34.6%	25.6%	42.7%	28.9%
The Life Sciences segment's income in the second quarter was driven by its performance with respect to gross profit margin and operating expenses as discussed in greater detail below:
•Gross margin in the second quarter of 2021 was higher compared with the second quarter of 2020, which primarily reflected a favorable impact on product mix from the Integrated Diagnostic Solutions unit's sales related to COVID-19 testing. The Life Sciences segment’s second quarter gross margin was unfavorably impacted by foreign currency translation.
•Selling and administrative expense as a percentage of revenues in the second quarter of 2021 was lower compared with the prior-year period primarily due to the increase in revenues in the quarter and a reduction of travel and other administrative costs that has resulted from the COVID-19 pandemic, partially offset by higher selling costs associated with COVID-19 testing solutions.
•Research and development expense as a percentage of revenues was lower in the second quarter of 2021 compared with the second quarter of 2020 primarily due to the increase in revenues in the quarter, partially offset by additional investments in COVID-19 testing solutions.

Interventional Segment
The following summarizes second quarter Interventional revenues by organizational unit:

	Three months ended March 31,
(Millions of dollars)	2021	2020	Total Change	Estimated FX Impact	FXN Change
Surgery	$292	$312	(6.5)%	1.2%	(7.7)%
Peripheral Intervention	420	399	5.3%	3.1%	2.2%
Urology and Critical Care	298	279	7.0%	1.6%	5.4%
Total Interventional Revenues	$1,011	$990	2.1%	2.1%	—%
The Interventional segment’s revenue growth in the second quarter of 2021 was unfavorably impacted by resurgences of COVID-19 infections globally during the quarter and also by a comparison to the prior-year period, which was only partially impacted by the pandemic. The decline in medical procedures and healthcare utilization is most pronounced in our Surgery and Peripheral Interventional units. Second quarter revenues in the Peripheral Intervention unit reflected growth from sales of peripheral arterial disease solutions, including growth attributable to the unit’s acquisition of Straub Medical AG, which occurred in the third quarter of fiscal year 2020. The Peripheral Intervention unit’s revenues in the second quarter of 2021 also reflected strong growth in China. Second quarter revenues in the Urology and Critical Care unit reflected continued strength in sales of acute urology products and sales of the unit's targeted temperature management portfolio.

	Six months ended March 31,
(Millions of dollars)	2021	2020	Total Change	Estimated FX Impact	FXN Change
Total Interventional Revenues	$2,086	$2,002	4.2%	1.7%	2.5%

Interventional segment income for the three and six-month periods is provided below.

	Three months ended March 31,		Six months ended March 31,
(Millions of dollars)	2021	2020	2021	2020
Interventional segment income	$209	$213	$511	$455

Segment income as % of Interventional revenues	20.7%	21.5%	24.5%	22.7%
The Interventional segment's income in the second quarter was driven by its performance with respect to gross profit margin and operating expenses as discussed in greater detail below:
•Gross profit margin was lower in the second quarter of 2021 as compared with the second quarter of 2020 primarily due to product quality-related expenses and the decrease in revenues in the quarter. These unfavorable impacts to gross profit margin in the second quarter were partially offset by favorable mix in the Urology and Critical Care unit.
•Selling and administrative expense as a percentage of revenues in the second quarter of 2021 was lower compared with the prior-year period primarily due to a reduction of travel, other administrative and selling costs that has resulted from the COVID-19 pandemic.
•Research and development expense as a percentage of revenues was higher in the second quarter of 2021 compared with the second quarter of 2020 which primarily reflects reinvestment into our growth initiatives.
Geographic Revenues
BD’s worldwide second quarter revenues by geography were as follows:

	Three months ended March 31,
(Millions of dollars)	2021	2020	Total Change	Estimated FX Impact	FXN Change
United States	$2,462	$2,415	1.9%	—%	1.9%
International	2,446	1,839	33.0%	7.3%	25.7%
Total Revenues	$4,907	$4,253	15.4%	3.2%	12.2%

U.S. revenue growth in the second quarter of 2021 was primarily driven by sales related to COVID-19 diagnostic testing in the Life Sciences segment's Integrated Diagnostic Solutions unit, as noted above. Second quarter U.S. revenues also reflected volume growth in the Medical segment's Medication Delivery Solutions unit and in the Life Sciences segment’s Biosciences unit, as well as in the Interventional segment’s Urology and Critical Care unit. As discussed above, resurgences of COVID-19 infections during the quarter in the United States unfavorably impacted revenues in the Interventional segment’s Surgery and Peripheral Intervention units.
International revenues in the second quarter of 2021 were primarily driven by COVID-19 diagnostic testing-related sales in the Life Sciences segment's Integrated Diagnostic Solutions unit, as discussed further above. International revenues in the second quarter were also favorably impacted by volume growth in the Medical segment's Medication Delivery Solutions unit and Pharmaceutical Systems units, as well as by sales in the Life Sciences segment’s Biosciences unit and the Interventional segment’s Peripheral Intervention unit.
Emerging market revenues for the second quarter were $714 million, compared with $568 million in the prior year’s quarter. Second quarter revenue growth benefited from a favorable comparison to the prior-year quarter which was impacted by COVID-19 pandemic-related declines in China. Emerging market revenues in the current-year period included an estimated $10 million favorable impact due to foreign currency translation.
Specified Items
Reflected in the financial results for the three and six-month periods of fiscal years 2021 and 2020 were the following specified items:

	Three months ended March 31,		Six months ended March 31,
(Millions of dollars)	2021	2020	2021	2020
Integration costs (a)	$33	$57	$66	$119
Restructuring costs (a)	19	18	36	41
Purchase accounting adjustments (b)	348	340	700	688
Transaction gain/loss, product and other litigation-related matters (c)	333	199	328	258
European regulatory initiative-related costs (d)	33	27	59	44
Investment gains/losses and asset impairments (e)	—	40	—	41
Impacts of debt extinguishment	20	—	30	—
Total specified items	785	680	1,220	1,191
Less: tax impact of specified items	125	124	204	146
After-tax impact of specified items	$660	$557	$1,016	$1,045
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
(c)The amounts in 2021 include charges of $296 million recorded to Other operating expense to record product liability reserves, including related legal defense costs, as further discussed below. The amounts in 2021 and 2020 include charges recorded within Cost of products sold related to the estimate of future product remediation costs, as further discussed below.
(d)Represents costs required to develop processes and systems to comply with regulations such as the European Union Medical Device Regulation ("EUMDR") and General Data Protection Regulation ("GDPR"). These costs were recorded in Research and development expense and Cost of products sold.
(e)The amounts in 2020 primarily represented a charge of $39 million recorded in Cost of products sold to write down the carrying value of certain intangible assets in the Biosciences unit.

Gross Profit Margin
Gross profit margin for the three and six-month periods of fiscal year 2021 compared with the prior-year periods in fiscal year 2020 reflected the following impacts:

	Three-month period	Six-month period
March 31, 2020 gross profit margin %	40.8%	43.8%
Impact of purchase accounting adjustments and other specified items	5.7%	4.3%
Operating performance	(0.2)%	1.2%
Foreign currency translation	(0.5)%	(0.6)%
March 31, 2021 gross profit margin %	45.8%	48.7%

The impacts of purchase accounting adjustments and other specified items reflected the following:
•The current-year three and six-month periods included charges of approximately $37 million to record an estimate of future costs within the Medication Management Solutions unit associated with remediation efforts related to AlarisTM infusion pumps. The prior-year three and six-month periods included charges of $199 million and $258 million, respectively, associated with these remediation efforts. Based on the course of our remediation efforts, it is possible that our estimate of future costs to remediate the AlarisTM infusion pumps could change over time.
•The prior-year three and six-month periods also included a $39 million charge to write down the carrying value of certain intangible assets in the Biosciences unit.
Operating performance in the three and six-month periods of 2021 primarily reflected the following:
•Favorable impacts of product mix driven by the Integrated Diagnostic Solutions unit's sales related to COVID-19 testing were offset in the three-month period of 2021 by the impact of our continued re-investment of profits into our BD 2025 strategy focus on growth simplification and empowerment.
•Favorable impacts attributable to lower manufacturing costs resulting from continuous improvement projects and synergy initiatives were offset by the impact of product quality-related expenses in our Medical and Interventional segments.
Operating performance in the six-month period of 2021 additionally reflected an unfavorable impact from charges of $34 million recorded by the Medical and Interventional segments to write down the carrying value of certain fixed assets.
Operating Expenses
A summary of operating expenses for the three and six-month periods of fiscal years 2021 and 2020 is as follows:

	Three months ended March 31,		Increase (decrease) in basis points	Six months ended March 31,		Increase (decrease) in basis points
	2021	2020		2021	2020
(Millions of dollars)
Selling and administrative expense	$1,148	$1,025		$2,298	$2,146
% of revenues	23.4%	24.1%	(70)	22.5%	25.3%	(280)

Research and development expense	$317	$264		$608	$535
% of revenues	6.5%	6.2%	30	5.9%	6.3%	(40)

Acquisitions and other restructurings	$52	$75		$102	$161

Other operating expense	$296	$—		$296	$—

Selling and administrative expense
Selling and administrative expense as a percentage of revenues in the three and six-month periods of 2021 was lower compared with the prior-year periods primarily due to the increase in revenues in the current-year periods, partially offset by higher shipping costs as a result of expedited shipments relating to COVID-19 and increases in the deferred compensation plan liability, as compared with decreases in the prior-year periods, due to the market performance of deferred compensation plan assets. The changes in these investment assets, which offset changes in the plan liability, are recorded in Other (expense) income, net. Selling and administrative expense as a percentage of revenues in the six-month period of 2021 additionally reflected a reduction of year-to-date selling expenses that resulted from the COVID-19 pandemic.
Research and development expense
Research and development expense as a percentage of revenues in the three-month period of 2021 was higher compared with the prior-year period which reflected our reinvestment of COVID-19 testing-related sales profits into our growth initiatives and additional investments in COVID-19 testing solutions, as further discussed above. Research and development expense as a percentage of revenues in the six-month period of 2021 was lower compared with the prior-year period as the increase in current-year revenues outpaced the timing of our reinvestment of COVID-19 testing-related profits into our growth initiatives during the year-to-date period. Spending in both the current and prior-year periods reflected our continued commitment to drive innovation with new products and platforms.
Acquisitions and other restructurings
Costs relating to acquisitions and other restructurings in the three and six-month periods of 2021 and 2020 included integration costs incurred due to our acquisition of Bard in the first quarter of fiscal year 2018. Costs in the three and six-month periods of 2021 additionally included restructuring costs related to simplification and cost saving initiatives. Costs relating to acquisition and other restructurings in the three and six-month periods of 2020 also included restructuring costs relating to the Bard acquisition. For further disclosures regarding restructuring costs, refer to Note 9 in the Notes to Condensed Consolidated Financial Statements.
Other operating expense
Other operating expense in the three and six-month periods of 2021 represents charges of $296 million to record product liability reserves, including related legal defense costs. Additional disclosures regarding the product liability matters are provided in Note 5 in the Notes to Condensed Consolidated Financial Statements.
Nonoperating Income
Net interest expense
The components for the three and six-month periods of fiscal years 2021 and 2020 were as follows:

	Three months ended March 31,		Six months ended March 31,
(Millions of dollars)	2021	2020	2021	2020
Interest expense	$(124)	$(134)	$(242)	$(270)
Interest income	2	2	5	3
Net interest expense	$(122)	$(132)	$(238)	$(267)

Lower interest expense in the current-year period compared with the prior-year period primarily reflected debt repayments and lower overall interest rates on debt outstanding during the current-year period.
Income Taxes
The income tax rates for the three and six-month periods of fiscal years 2021 and 2020 are provided below.

	Three months ended March 31,		Six months ended March 31,
	2021	2020	2021	2020
Effective income tax rate	1.9%	8.5%	10.9%	22.5%

Impact, in basis points, from specified items	(1,010)	(750)	(260)	680

The effective income tax rate for the three and six-month periods of fiscal year 2021 reflected tax impacts from specified items, which are discussed further above, that were more favorable compared with the benefits associated with specified items recognized in the prior-year periods.

Net Income and Diluted Earnings per Share
Net Income and Diluted Earnings per Share for the three and six-month periods of fiscal years 2021 and 2020 were as follows:

	Three months ended March 31,		Six months ended March 31,
	2021	2020	2021	2020
Net Income (Millions of dollars)	$299	$183	$1,302	$461
Diluted Earnings per Share	$0.94	$0.53	$4.28	$1.40

Unfavorable impact-specified items	$(2.25)	$(2.02)	$(3.46)	$(3.80)
Favorable impact-foreign currency translation	$0.05		$—

Liquidity and Capital Resources
The following table summarizes our condensed consolidated statements of cash flows:

	Six months ended March 31,
(Millions of dollars)	2021	2020
Net cash provided by (used for)
Operating activities	$2,721	$1,196
Investing activities	$(863)	$(542)
Financing activities	$(893)	$1,210

Net Cash Flows from Operating Activities
Cash flows from operating activities in the first six months of fiscal year 2021 reflected net income, adjusted by a change in operating assets and liabilities that was a net source of cash. This net source of cash primarily reflected lower levels of trade receivables, partially offset by higher levels of inventory and prepaid expenses, as well as lower levels of accounts payable and accrued expenses.

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
Net Cash Flows from Investing Activities
Our investments in capital expenditures are focused on projects that enhance our cost structure and manufacturing capabilities, and support our strategy of geographic expansion with select investments in growing markets. Net outflows from investing activities in the first six months of fiscal year 2021 included capital expenditure-related outflows of $499 million, compared with $395 million in the prior-year period.
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

Net Cash Flows from Financing Activities
Net cash from financing activities in the first six months of fiscal years 2021 and 2020 included the following significant cash flows:

	Six months ended March 31,
(Millions of dollars)	2021	2020
Cash inflow (outflow)
Change in credit facility borrowings	$—	$210
Proceeds from long-term debt and term loans	$1,715	$1,900
Payments of debt and term loans	$(1,998)	$(305)
Dividends paid	$(528)	$(505)

Our fiscal year 2021 debt transactions are further discussed in Note 13 in the Notes to Condensed Consolidated Financial Statements. Certain measures relating to our total debt were as follows:

(Millions of dollars)	March 31, 2021	September 30, 2020
Total debt	$17,719	$17,931

Short-term debt as a percentage of total debt	—%	3.9%
Weighted average cost of total debt	2.8%	2.8%
Total debt as a percentage of total capital*	40.0%	41.3%
*    Represents shareholders’ equity, net non-current deferred income tax liabilities, and debt.
The decrease in the ratio of short-term debt as a percentage of total debt at March 31, 2021 reflected payments of debt in fiscal year 2021.
Cash and Short-Term Investments
At March 31, 2021, total worldwide cash and short-term investments, including restricted cash, were approximately $3.922 billion, which were largely held in the United States.
Financing Facilities
We have a five-year senior unsecured revolving credit facility in place which will expire in December 2022. The facility currently provides for borrowings of up to $2.63 billion. We are also able to issue up to $100 million in letters of credit under this revolving credit facility. We use proceeds from this facility to fund general corporate needs. There were no borrowings outstanding under the revolving credit facility at March 31, 2021.
The agreements for our revolving credit facility contained the following financial covenants. We were in compliance with these covenants as of March 31, 2021.
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
◦3.75-to-1 thereafter.
We also have informal lines of credit outside the United States. We may, from time to time, access the commercial paper market as we manage working capital over the normal course of our business activities. We had no commercial paper borrowings outstanding as of March 31, 2021. Also, over the normal course of our business activities, we transfer certain trade receivable assets to third parties under factoring agreements. Additional disclosures regarding sales of trade receivable assets are provided in Note 12 in the Notes to Condensed Consolidated Financial Statements.

Access to Capital and Credit Ratings
Our corporate credit ratings with the rating agency Fitch Ratings at March 31, 2021 were unchanged compared with our ratings at September 30, 2020. In January 2021, S&P affirmed our September 30, 2020 ratings and revised the agency's outlook on our ratings to Stable from Negative. Also in January 2021, Moody’s upgraded our senior unsecured rating to Baa3 from Ba1, as well as our commercial paper rating to P-3 from NP. Moody’s also affirmed its positive outlook on our ratings.
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
Regulatory Matters
In January 2018, BD received a Warning Letter from the FDA with respect to our former BD Preanalytical Systems ("PAS") unit, citing certain alleged violations of quality system regulations and of law. The Warning Letter states that, until BD resolves the outstanding issues covered by the Warning Letter, the FDA will not clear or approve any premarket submissions for Class III devices to which the non-conformances are reasonably related or grant requests for certificates to foreign governments. BD has worked closely with the FDA and implemented corrective actions to address the quality management system concerns identified in the warning letter. In March 2020, the FDA conducted a subsequent inspection of PAS, which it classified as Voluntary Action Indicated, which means the FDA will not take or recommend any administrative or regulatory action as a result of the unit’s response to the observations associated with the quality management concerns in the inspection. BD continues to work with the FDA to generate additional clinical evidence and file 510(k)s as remaining commitments associated with the Warning Letter. The FDA review of these remaining commitments is ongoing and no assurances can be given regarding further action by the FDA as a result of these commitments, including but not limited to action pursuant to the Warning Letter.
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
At a broader level, several states have increased the regulatory requirements associated with the use and emission of ethylene oxide, the most frequently used sterilant for medical devices and health care products in the U.S. This increased regulation could require BD or sterilization service providers, including providers used by BD, to temporarily suspend operations to install additional air quality controls, limit the use of ethylene oxide or take other actions, which would further reduce the available capacity of third-party providers to sterilize medical devices and health care products. A few states have filed lawsuits to require additional air quality controls and expand limitations on the use of ethylene oxide at sterilization facilities. Late last year, the State of New Mexico filed a lawsuit seeking a temporary restraining order and a preliminary and permanent injunction against a major medical device sterilizer, which sterilizes certain of our surgery products, to reduce ethylene oxide emissions associated with their sterilization process. On the federal level, in late 2019, the U.S. Environmental Protection Agency provided notice that it would be conducting rulemaking to reconsider federal regulations applicable to the use and emission of ethylene oxide. If any such proceedings or rulemaking result in the suspension of sterilization operations at BD or at medical device sterilizers used by BD, or otherwise limit the availability of third-party sterilization capacity, this could interrupt or otherwise adversely impact production of certain of our products. BD has business continuity plans in place to mitigate the impact of any such disruptions, although these plans may not be able to fully offset such impact, for the reasons noted above.
As previously reported, our BD AlarisTM infusion pump organizational unit is operating under an amended consent decree entered into by CareFusion (the “Consent Decree”) that includes all infusion pumps manufactured by or for CareFusion 303, Inc., the organizational unit that manufactures and sells AlarisTM infusion pumps in the United States.  Following an inspection that began in March 2020 of our Medication Management Systems facility (CareFusion 303, Inc.) in San Diego, California, the FDA issued to BD a Form 483 Notice that contains a number of observations of non-conformance. BD has provided the FDA with its response to the Form 483 and has begun to implement certain corrective actions to address the observations. However, the FDA’s review of the items raised in the Form 483 remains ongoing and no assurances can be given regarding further action by the FDA as a result of the observations, including but not limited to action pursuant to the Consent Decree.
For further discussion of risks relating to the regulations to which we are subject, see Part I, Item 1A, of our 2020 Annual Report on Form 10-K (the “2020 Annual Report”).

Cautionary Statement Regarding Forward-Looking Statements
This report includes forward-looking statements within the meaning of the federal securities laws. BD and its representatives may also, from time to time, make certain forward-looking statements in publicly released materials, both written and oral, including statements contained in filings with the SEC, press releases, and our reports to shareholders. Forward-looking statements may be identified by the use of words such as “plan,” “expect,” “believe,” “intend,” “will,” “may,” “anticipate,” “estimate” and other words of similar meaning in conjunction with, among other things, discussions of future operations and financial performance (including volume growth, pricing, sales and earnings per share growth, and cash flows) and statements regarding our strategy for growth, future product development, regulatory approvals, competitive position and expenditures. This report also includes forward-looking statements regarding the proposed spin-off of the diabetes business, including the anticipated benefits of the spin-off and the expected timing of completion of the spin-off. All statements that address our future operating performance or events or developments that we expect or anticipate will occur in the future are forward-looking statements.
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
The following are some important factors that could cause our actual results to differ from our expectations in any forward-looking statements. For further discussion of certain of these factors, see Item 1A. Risk Factors in this report and in our 2020 Annual Report.
•Any impact of the COVID-19 pandemic on our business, including, without limitation, decreases in the demand for our products or disruptions to our operations or our supply chain, and factors such as vaccine campaigns and increased competition that could impact the demand and pricing for our COVID-19 diagnostics testing.
•Weakness in the global economy and financial markets, which could increase the cost of operating our business, weaken demand for our products and services, negatively impact the prices we can charge for our products and services, or impair our ability to produce our products.
•The risks associated with the proposed spin-off of our Diabetes Care business, including factors that could delay, prevent or otherwise adversely affect the completion, timing or terms of the spin-off, our ability to realize the expected benefits of the spin-off, or the qualification of the spin-off as a tax-free transaction for U.S. federal income tax purposes.
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

•Risks relating to our overall level of indebtedness, including our ability to service our debt and refinance our indebtedness, which is dependent upon the capital markets and our overall financial condition at such time.
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
•Pending and potential future litigation or other proceedings asserting, and/or investigations concerning and/or subpoenas and requests seeking information with respect to, alleged violations of law (including in connection with federal and/or state healthcare programs (such as Medicare or Medicaid) and/or sales and marketing practices (such as investigative subpoenas and the civil investigative demands received by BD)), potential anti-corruption and related internal control violations under the Foreign Corrupt Practices Act, antitrust claims, securities law claims, product liability (which may involve lawsuits seeking class action status or seeking to establish multi-district litigation proceedings, including claims relating to our hernia repair implant products, surgical continence products for women and vena cava filter products), claims with respect to environmental matters, data privacy breaches and patent infringement, and the availability or collectability of insurance relating to any such claims.
•New or changing laws and regulations affecting our domestic and foreign operations, or changes in enforcement practices, including laws relating to trade, monetary and fiscal policies, taxation (including tax reforms that could adversely impact multinational corporations), sales practices, environmental protection, price controls, and licensing and regulatory requirements for new products and products in the post-marketing phase. In particular, the U.S. and other countries may impose new requirements regarding registration, labeling or prohibited materials that may require us to re-register products already on the market or otherwise impact our ability to market our products. Environmental laws, particularly with respect to the emission of greenhouse gases, are also becoming more stringent throughout the world, which may increase our costs of operations or necessitate changes in our manufacturing plants or processes or those of our suppliers, or result in liability to BD.
•Product efficacy or safety concerns regarding our products resulting in product holds or recalls, regulatory action on the part of the FDA or foreign counterparts (including restrictions on future product clearances and civil penalties), declining sales and product liability claims, and damage to our reputation. As a result of the CareFusion acquisition, we are operating under the Consent Decree with the FDA. The Consent Decree authorizes the FDA, in the event of any violations in the future, to order us to cease manufacturing and distributing products, recall products or take other actions, and we may be required to pay significant monetary damages if we fail to comply with any provision of the Consent Decree. We are undertaking remediation of our BD AlarisTM System and cannot fully commercialize the product until a 510(k) filing has been cleared by the FDA. No assurances can be given as to when clearance of the submission will be obtained from the FDA.
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
•Issuance of new or revised accounting standards by the FASB or the SEC.
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
Item 4.    Controls and Procedures
An evaluation was carried out by BD’s management, with the participation of BD’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of BD’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of March 31, 2021. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were, as of the end of the period covered by this report, effective and designed to ensure that material information relating to BD and its consolidated subsidiaries would be made known to them by others within these entities.
There were no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2021 identified in connection with the above-referenced evaluation that have materially affected, or are reasonably likely to materially affect, BD’s internal control over financial reporting.

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

Item 1A.    Risk Factors

There have been no material changes to the risk factors previously disclosed in Part I, Item 1A, of our 2020 Annual Report, except as follows.

Risks relating to proposed spin-off

On May 6, 2021, we announced our intention to spin off our Diabetes Care business as a separate publicly traded company to BD’s shareholders. The proposed spin-off is intended to be a tax-free transaction for U.S. federal income tax purposes and is expected to be completed in the first half of calendar year 2022, subject to the satisfaction of customary conditions, including final approval by BD’s Board of Directors and the effectiveness of a registration statement on Form 10 to be filed with the SEC.

Executing the proposed spin-off will require significant time and attention from BD’s senior management and employees, which could disrupt BD’s ongoing business and adversely affect financial results and results of operations. The proposed spin-off is also complex, and completion of the proposed spin-off and the timing of its completion will be subject to a number of factors and conditions, including the readiness of the new company to operate as an independent public company and finalization of the capital structure of the new company. Unanticipated developments could delay, prevent or otherwise adversely affect the proposed spin-off, including, but not limited to, disruptions in general or financial market conditions, material adverse changes in business or industry conditions, unanticipated costs and potential problems or delays in obtaining various regulatory and tax approvals or clearances. There can be no assurances that BD will be able to complete the proposed spin-off on the terms or on the timeline that was announced, if at all. In addition, if the spin-off is completed, the Company may not be able to achieve the full strategic and financial benefits that are expected to result from the spin-off. Further, there can be no assurance that the combined value of the common stock of the two companies will be equal to or greater than what the value of BD’s common stock would have been had the proposed spin-off not occurred.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
The table below sets forth certain information regarding our purchases of common stock of BD during the quarter ended March 31, 2021.
Issuer Purchases of Equity Securities

For the three months ended March 31, 2021	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
January 1 – 31, 2021	1,269	$255.29	—	7,857,742
February 1 – 28, 2021	396	260.55	—	7,857,742
March 1 – 31, 2021	—	—	—	7,857,742
Total	1,665	$256.54	—	7,857,742
(1)Consists of 1,665 shares purchased during the quarter in open market transactions by the trust relating to BD’s Deferred Compensation and Retirement Benefit Restoration Plan and 1996 Directors’ Deferral Plan.
(2)Represents shares available under a repurchase program authorized by the Board of Directors on September 24, 2013 for 10 million shares, for which there is no expiration date.

Item 3.    Defaults Upon Senior Securities
Not applicable.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
Not applicable.
Item 6.    Exhibits

4.1	Form of 1.957% Notes due February 11, 2031 (incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed on February 11, 2021).

4.2	Second Supplemental Indenture, dated as of February 12, 2021, among Becton Finance, as issuer, Becton, Dickinson and Company, as guarantor, and The Bank of New York Mellon, N.A., as trustee (incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed on February 12, 2021).

4.3	Form of 1.213% Note due February 12, 2036 (incorporated by reference to Exhibit 4.2 to the registrant’s Current Report on Form 8-K filed on February 12, 2021).

22	Subsidiary Issuers of Guaranteed Securities

31	Certifications of Chief Executive Officer and Chief Financial Officer, pursuant to SEC Rule 13a - 14(a).

32	Certifications of Chief Executive Officer and Chief Financial Officer, pursuant to Rule 13a - 14(b) and Section 1350 of Chapter 63 of Title 18 of the U.S. Code.

101	The following materials from this report, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Becton, Dickinson and Company
(Registrant)
Dated: May 6, 2021

/s/ Christopher Reidy
Christopher Reidy
Executive Vice President, Chief Financial Officer and Chief Administrative Officer
(Principal Financial Officer)

/s/ Thomas J. Spoerel
Thomas J. Spoerel
Senior Vice President, Controller and Chief Accounting Officer
(Principal Accounting Officer)