Form 10-Q
period 2021-06-30
BECTON DICKINSON & CO
filed 2021-08-05
CIK 10795

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
There were 287,190,180 shares of Common Stock, $1.00 par value, outstanding at June 30, 2021.

BECTON, DICKINSON AND COMPANY
FORM 10-Q
For the quarterly period ended June 30, 2021

ITEM 1. FINANCIAL STATEMENTS
BECTON, DICKINSON AND COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
Millions of dollars

	June 30, 2021	September 30, 2020
Assets	(Unaudited)
Current Assets:
Cash and equivalents	$3,153	$2,825
Restricted cash	128	92
Short-term investments	24	20
Trade receivables, net	2,078	2,398
Inventories:
Materials	636	602
Work in process	388	335
Finished products	1,922	1,806
	2,947	2,743
Prepaid expenses and other	1,207	891
Total Current Assets	9,538	8,969
Property, Plant and Equipment	12,651	11,919
Less allowances for depreciation and amortization	6,487	5,996
Property, Plant and Equipment, Net	6,164	5,923
Goodwill	23,814	23,620
Developed Technology, Net	9,541	10,146
Customer Relationships, Net	2,899	3,107
Other Intangibles, Net	557	560
Other Assets	1,821	1,687
Total Assets	$54,333	$54,012
Liabilities and Shareholders’ Equity
Current Liabilities:
Short-term debt	$2,033	$707
Payables, accrued expenses and other current liabilities	5,716	5,129
Total Current Liabilities	7,749	5,836
Long-Term Debt	15,700	17,224
Long-Term Employee Benefit Obligations	1,421	1,435
Deferred Income Taxes and Other Liabilities	5,329	5,753
Commitments and Contingencies (See Note 5)
Shareholders’ Equity
Preferred stock	2	2
Common stock	365	365
Capital in excess of par value	19,282	19,270
Retained earnings	13,821	12,791
Deferred compensation	23	23
Common stock in treasury - at cost	(7,027)	(6,138)
Accumulated other comprehensive loss	(2,330)	(2,548)
Total Shareholders’ Equity	24,135	23,765
Total Liabilities and Shareholders’ Equity	$54,333	$54,012
Amounts may not add due to rounding.
See notes to condensed consolidated financial statements

BECTON, DICKINSON AND COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Millions of dollars, except per share data
(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2021	2020	2021	2020
Revenues	$4,890	$3,855	$15,113	$12,333
Cost of products sold	2,729	2,195	7,973	6,962
Selling and administrative expense	1,237	980	3,535	3,126
Research and development expense	344	262	952	797
Acquisitions and other restructurings	24	74	126	235
Other operating (income) expense, net	(72)	(15)	224	(15)
Total Operating Costs and Expenses	4,262	3,497	12,809	11,104
Operating Income	628	358	2,304	1,229
Interest expense	(115)	(135)	(358)	(405)
Interest income	2	2	7	5
Other (expense) income, net	(1)	23	23	12
Income Before Income Taxes	514	248	1,976	842
Income tax (benefit) provision	(11)	(38)	149	96
Net Income	525	286	1,827	746
Preferred stock dividends	(23)	(9)	(68)	(84)
Net income applicable to common shareholders	$502	$277	$1,760	$662

Basic Earnings per Share	$1.73	$0.98	$6.06	$2.41
Diluted Earnings per Share	$1.72	$0.97	$6.00	$2.38
Dividends per Common Share	$0.83	$0.79	$2.49	$2.37
Amounts may not add due to rounding.
See notes to condensed consolidated financial statements

BECTON, DICKINSON AND COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Millions of dollars
(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2021	2020	2021	2020
Net Income	$525	$286	$1,827	$746
Other Comprehensive Income (Loss), Net of Tax
Foreign currency translation adjustments	19	34	68	(66)
Defined benefit pension and postretirement plans	14	17	72	50
Cash flow hedges	(34)	2	78	(68)
Other Comprehensive (Loss) Income, Net of Tax	(1)	53	218	(83)
Comprehensive Income	$524	$338	$2,045	$663
Amounts may not add due to rounding.
See notes to condensed consolidated financial statements

BECTON, DICKINSON AND COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Millions of dollars
(Unaudited)

	Nine Months Ended June 30,
	2021	2020
Operating Activities
Net income	$1,827	$746
Adjustments to net income to derive net cash provided by operating activities:
Depreciation and amortization	1,681	1,601
Share-based compensation	189	193
Deferred income taxes	(95)	(203)
Change in operating assets and liabilities	158	(248)
Pension obligation	52	77
Product liability-related charge	296	—
Other, net	(411)	(107)
Net Cash Provided by Operating Activities	3,696	2,058
Investing Activities
Capital expenditures	(766)	(597)
Acquisitions, net of cash acquired	(283)	(139)
Other, net	(137)	(169)
Net Cash Used for Investing Activities	(1,186)	(905)
Financing Activities
Change in credit facility borrowings	—	(485)
Proceeds from long-term debt and term loans	1,715	3,389
Payments of debt and term loans	(1,999)	(3,711)
Proceeds from issuance of equity securities	—	2,917
Repurchases of common stock	(1,000)	—
Dividends paid	(789)	(773)
Other, net	(91)	(106)
Net Cash (Used for) Provided by Financing Activities	(2,164)	1,230
Effect of exchange rate changes on cash and equivalents and restricted cash	18	(9)
Net increase in cash and equivalents and restricted cash	365	2,374
Opening Cash and Equivalents and Restricted Cash	2,917	590
Closing Cash and Equivalents and Restricted Cash	$3,282	$2,964
Amounts may not add due to rounding.
See notes to condensed consolidated financial statements

BECTON, DICKINSON AND COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021
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
BD’s Intention to Spin Off Diabetes Care
On May 6, 2021, the Company announced its intention to spin off its Diabetes Care business as a separate publicly traded company to BD’s shareholders. The proposed spin-off is intended to be a tax-free transaction for U.S. federal income tax purposes and is expected to be completed in the first half of calendar year 2022, subject to the satisfaction of customary conditions, including final approval from BD’s Board of Directors and the effectiveness of a registration statement on Form 10.
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

Note 3 – Shareholders' Equity
Changes in certain components of shareholders' equity for the first three quarters of fiscal years 2021 and 2020 were as follows:

	Common Stock Issued at Par Value	Capital in Excess of Par Value	Retained Earnings	Deferred Compensation	Treasury Stock
(Millions of dollars)					Shares (in thousands)	Amount
Balance at September 30, 2020	$365	$19,270	$12,791	$23	(74,623)	$(6,138)
Net income	—	—	1,003	—	—	—
Common dividends ($0.83 per share)	—	—	(242)	—	—	—
Preferred dividends	—	—	(23)	—	—	—
Common stock issued for share-based compensation and other plans, net	—	(53)	—	—	549	2
Share-based compensation	—	83	—	—	—	—
Common stock held in trusts, net (a)	—	—	—	—	(7)	—
Effect of change in accounting principles (see Note 2)	—	—	(9)	—	—	—
Balance at December 31, 2020	$365	$19,301	$13,522	$23	(74,080)	$(6,136)
Net income	—	—	299	—	—	—
Common dividends ($0.83 per share)	—	—	(242)	—	—	—
Preferred dividends	—	—	(23)	—	—	—
Common stock issued for share-based compensation and other plans, net	—	(15)	—	—	234	4
Share-based compensation	—	55	—	—	—	—
Common stock held in trusts, net (a)	—	—	—	—	23	—
Balance at March 31, 2021	$365	$19,341	$13,557	$23	(73,821)	$(6,132)
Net income	—	—	525	—	—	—
Common dividends ($0.83 per share)	—	—	(239)	—	—	—
Preferred dividends	—	—	(23)	—	—	—
Common stock issued for share-based compensation and other plans, net	—	(9)	—	—	87	5
Share-based compensation	—	50	—	—	—	—
Common stock held in trusts, net (a)	—	—	—	—	8	—
Repurchase of common stock	—	(100)	—	—	(3,724)	(900)
Balance at June 30, 2021	$365	$19,282	$13,821	$23	(77,450)	$(7,027)

	Common Stock Issued at Par Value	Capital in Excess of Par Value	Retained Earnings	Deferred Compensation	Treasury Stock
(Millions of dollars)					Shares (in thousands)	Amount
Balance at September 30, 2019	$347	$16,270	$12,913	$23	(76,260)	$(6,190)
Net income	—	—	278	—	—	—
Common dividends ($0.79 per share)	—	—	(215)	—	—	—
Preferred dividends	—	—	(38)	—	—	—
Common stock issued for share-based compensation and other plans, net	—	(32)	—	1	758	(38)
Share-based compensation	—	82	—	—	—	—
Common stock held in trusts, net (a)	—	—	—	—	(12)	—
Balance at December 31, 2019	$347	$16,320	$12,938	$24	(75,514)	$(6,228)
Net income	—	—	183	—	—	—
Common dividends ($0.79 per share)	—	—	(215)	—	—	—
Preferred dividends	—	—	(38)	—	—	—
Common stock issued for share-based compensation and other plans, net	—	(91)	—	(1)	573	70
Share-based compensation	—	58	—	—	—	—
Common stock held in trusts, net (a)	—	—	—	—	30	—
Balance at March 31, 2020	$347	$16,288	$12,868	$23	(74,911)	$(6,158)
Net income	—	—	286	—	—	—
Common dividends ($0.79 per share)	—	—	(229)	—	—	—
Preferred dividends	—	—	(9)	—	—	—
Common stock issued for:
Preferred shares converted to common shares	12	(9)	—	—	—	—
Public equity offerings	6	2,909	—	—	—	—
Share-based compensation and other plans, net	—	(12)	—	—	127	13
Share-based compensation	—	52	—	—	—	—
Common stock held in trusts, net (a)	—	—	—	—	13	—
Balance at June 30, 2020	$365	$19,228	$12,916	$23	(74,771)	$(6,145)
(a)Common stock held in trusts represents rabbi trusts in connection with deferred compensation under the Company’s employee salary and bonus deferral plan and directors’ deferral plan.
Share Repurchases
In the third quarter of fiscal year 2021, the Company executed an accelerated share repurchase agreement to repurchase an aggregate $500 million of its common stock. The Company accounted for this agreement as two transactions upon prepayment of the $500 million: (1) the initial delivery of approximately 1.658 million shares was recorded as a $400 million increase to Common stock in treasury to recognize the acquisition of common stock acquired in a treasury stock transaction, and (2) the remaining amount of $100 million was recorded as a decrease to Capital in excess of par value to recognize a net share-settled forward sale contract indexed to the Company's own common stock. Upon final settlement of the repurchase agreement and the forward sale contract in July 2021, the Company’s receipt of approximately 403 thousand additional shares was recorded as a $100 million increase to Common stock in treasury and an offsetting increase to Capital in excess of par value.
The Company also repurchased approximately 2.066 million shares of its common stock during the third quarter of fiscal year 2021 through open market repurchases. The shares repurchased during the third quarter of fiscal year 2021 were recorded as a $500 million increase to Common stock in treasury.
The share repurchases discussed above were made pursuant to the repurchase program authorized by the Board of Directors on September 24, 2013 for 10 million shares, for which there is no expiration date.

The components and changes of Accumulated other comprehensive income (loss) for the first three quarters of fiscal years 2021 and 2020 were as follows:

(Millions of dollars)	Total	Foreign Currency Translation	Benefit Plans	Cash Flow Hedges
Balance at September 30, 2020	$(2,548)	$(1,416)	$(1,040)	$(91)
Other comprehensive income before reclassifications, net of taxes	115	64	24	27
Amounts reclassified into income, net of taxes	19	—	18	2
Balance at December 31, 2020	$(2,414)	$(1,352)	$(998)	$(62)
Other comprehensive income (loss) before reclassifications, net of taxes	64	(15)	—	78
Amounts reclassified into income, net of taxes	21	—	16	5
Balance at March 31, 2021	$(2,329)	$(1,367)	$(982)	$21
Other comprehensive (loss) income before reclassifications, net of taxes	(16)	19	—	(34)
Amounts reclassified into income, net of taxes	15	—	14	1
Balance at June 30, 2021	$(2,330)	$(1,348)	$(967)	$(13)

(Millions of dollars)	Total	Foreign Currency Translation	Benefit Plans	Cash Flow Hedges
Balance at September 30, 2019	$(2,283)	$(1,256)	$(1,005)	$(23)
Other comprehensive income before reclassifications, net of taxes	63	26	—	37
Amounts reclassified into income, net of taxes	19	—	17	2
Balance at December 31, 2019	$(2,202)	$(1,230)	$(988)	$16
Other comprehensive loss before reclassifications, net of taxes	(237)	(125)	—	(111)
Amounts reclassified into income, net of taxes	19	—	17	2
Balance at March 31, 2020	$(2,419)	$(1,355)	$(971)	$(93)
Other comprehensive income before reclassifications, net of taxes	34	34	—	—
Amounts reclassified into income, net of taxes	19	—	17	2
Balance at June 30, 2020	$(2,367)	$(1,321)	$(955)	$(91)
The amounts of foreign currency translation recognized in other comprehensive income during the three and nine months ended June 30, 2021 and 2020 included net (losses) gains relating to net investment hedges. Other comprehensive income relating to benefit plans during the three months ended December 31, 2020 represented a net gain recognized as a result of the Company’s remeasurement, as of October 31, 2020, of the legacy Bard U.S. defined pension benefit plan upon its merger with the BD defined benefit cash balance pension plan in the first quarter of fiscal year 2021. The amounts recognized in other comprehensive (loss) income relating to cash flow hedges during the three and nine months ended June 30, 2021 and 2020 related to forward starting interest rate swaps. Additional disclosures regarding the Company's derivatives are provided in Note 11.

Note 4 – Earnings per Share
The weighted average common shares used in the computations of basic and diluted earnings per share (shares in thousands) were as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2021	2020	2021	2020
Average common shares outstanding	289,522	282,385	290,401	275,152
Dilutive share equivalents from share-based plans	2,375	2,763	2,693	3,411
Average common and common equivalent shares outstanding – assuming dilution	291,897	285,148	293,094	278,563

Share equivalents excluded from the diluted shares outstanding calculation because the result would have been antidilutive:
Mandatory convertible preferred stock	6,168	6,328	6,168	9,918
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
Product Liability Matters
The Company believes that certain settlements and judgments, as well as legal defense costs, may be covered under indemnification obligations from other parties, which if disputed, the Company intends to vigorously contest. Amounts recovered under the Company’s product liability indemnification arrangements may be less than otherwise expected and may not be adequate to cover damages and/or costs relating to claims. In addition, there is no guarantee that other parties will pay claims or that indemnity will be otherwise available.
Hernia Product Claims
As of June 30, 2021, the Company is defending approximately 23,590 product liability claims involving the Company’s line of hernia repair devices (collectively, the “Hernia Product Claims”). The majority of those claims are currently pending in a coordinated proceeding in Rhode Island State Court and in a federal multi-district litigation (“MDL”) established in the Southern District of Ohio, but claims are also pending in other state and/or federal court jurisdictions. In addition, those claims include multiple putative class actions in Canada. Generally, the Hernia Product Claims seek damages for personal injury allegedly resulting from use of the products. From time to time, the Company engages in resolution discussions with plaintiffs’ law firms regarding certain of the Hernia Product Claims, but the Company also intends to vigorously defend Hernia Product Claims that do not settle, including through litigation. Trials are scheduled into fiscal year 2022 in various state and/or federal courts, including one currently scheduled for August 2021 in the MDL and another trial currently scheduled for November 2021 in the Rhode Island State Court. The Company expects additional trials of Hernia Product Claims to take place over the next 12 months. The Company cannot give any assurances that the resolution of the Hernia Product Claims that have not settled, including asserted and unasserted claims and the putative class action lawsuits, will not have a material adverse effect on the Company’s business, results of operations, financial condition and/or liquidity.

Women’s Health Product Claims
As of June 30, 2021, the Company is defending approximately 405 product liability claims involving the Company’s line of pelvic mesh devices. The majority of those claims are currently pending in various federal court jurisdictions, and a coordinated proceeding in New Jersey State Court, but claims are also pending in other state court jurisdictions. In addition, those claims include putative class actions filed in the United States. Not included in the figures above are approximately 835 filed and unfiled claims that have been asserted or threatened against the Company but lack sufficient information to determine whether a pelvic mesh device of the Company is actually at issue.
The claims identified above also include products manufactured by both the Company and two subsidiaries of Medtronic plc (as successor in interest to Covidien plc) (“Medtronic”), each a supplier of the Company. Medtronic has an obligation to defend and indemnify the Company with respect to any product defect liability relating to products its subsidiaries had manufactured. In July 2015, the Company reached an agreement with Medtronic in which Medtronic agreed to take responsibility for pursuing settlement of certain of the Women’s Health Product Claims that relate to products distributed by the Company under supply agreements with Medtronic. In June 2017, the Company amended the agreement with Medtronic to transfer responsibility for settlement of additional Women’s Health Product Claims to Medtronic on terms similar to the July 2015 agreement, including with respect to the obligation to make payments to Medtronic toward these potential settlements. As of June 30, 2021, the Company has paid Medtronic $160 million toward these potential settlements. The Company also may, in its sole discretion, transfer responsibility for settlement of additional Women’s Health Product Claims to Medtronic on similar terms. The agreements do not resolve the dispute between the Company and Medtronic with respect to Women’s Health Product Claims that do not settle, if any. The foregoing lawsuits, unfiled claims, putative class actions, and other claims, together with claims that have settled or are the subject of agreements or agreements in principle to settle, are referred to collectively as the “Women’s Health Product Claims.” The Women’s Health Product Claims generally seek damages for personal injury allegedly resulting from use of the products.
As of June 30, 2021, the Company has reached agreements or agreements in principle with various plaintiffs’ law firms to settle their respective inventories of cases totaling approximately 15,285 of the Women’s Health Product Claims. The Company believes that these Women’s Health Product Claims are not the subject of Medtronic’s indemnification obligation. These settlement agreements and agreements in principle include unfiled and previously unknown claims held by various plaintiffs’ law firms, which are not included in the approximate number of lawsuits set forth in the first paragraph of this section. Each agreement is subject to certain conditions, including requirements for participation in the proposed settlements by a certain minimum number of plaintiffs. The Company continues to engage in discussions with other plaintiffs’ law firms regarding potential resolution of unsettled Women’s Health Product Claims, which may include additional inventory settlements.
A trial in the New Jersey coordinated proceeding began in March 2018, and in April 2018 a jury entered a verdict against the Company in the total amount of $68 million ($33 million compensatory; $35 million punitive). In March 2021, the Appellate Division of the New Jersey Superior Court vacated the verdict and ordered a new trial. Plaintiffs have sought appeal of the reversal to the New Jersey Supreme Court and the Company has cross-appealed on a separate issue; the court has not yet advised if it will consider the appeal. Additional trials of Women’s Health Product Claims may take place over the next 12 months, which could potentially include consolidated trials.
During the course of engaging in settlement discussions with plaintiffs’ law firms, the Company has learned, and may in future periods learn, additional information regarding these and other unfiled claims, or other lawsuits, which could materially impact the Company’s estimate of the number of claims or lawsuits against the Company.
Filter Product Claims
As of June 30, 2021, the Company is defending approximately 360 product liability claims involving the Company’s line of inferior vena cava filters (collectively, the “Filter Product Claims”). The majority of those claims were previously pending in an MDL in the United States District Court for the District of Arizona, but those MDL claims either have been, or are in the process of being, remanded to various federal jurisdictions. Filter Product Claims are also pending in various state court jurisdictions, including a coordinated proceeding in Arizona State Court. In addition, those claims include putative class actions filed in the United States and Canada. The Filter Product Claims generally seek damages for personal injury allegedly resulting from use of the products. The Company has limited information regarding the nature and quantity of certain of the Filter Product Claims. The Company continues to receive claims and lawsuits and may in future periods learn additional information regarding other unfiled or unknown claims, or other lawsuits, which could materially impact the Company’s estimate of the number of claims or lawsuits against the Company. On May 31, 2019, the MDL Court ceased accepting direct filings or transfers into the Filter Product Claims MDL and, as noted above, remands for non-settled cases have begun and are expected to continue over the next three months. Federal and state court trials are scheduled and expected to take place over the next 12 months. As of June 30, 2021, the Company entered into settlement agreements and/or settlement agreements in principle for approximately 9,450 cases.

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

On February 27, 2020, a putative class action captioned Kabak v. Becton, Dickinson and Company, et al., Civ. No. 2:20-cv-02155 (SRC) (CLW), now captioned Industriens Pensionsforsikring v. Becton, Dickinson and Company, et al., was filed in the U.S. District Court for the District of New Jersey against the Company and certain of its officers. The complaint, which purports to be brought on behalf of all persons (other than defendants) who purchased or otherwise acquired the Company's common stock from November 5, 2019 through February 5, 2020, asserts claims for purported violations of Sections 10 and 20 of the Securities Exchange Act of 1934 and Securities and Exchange Commission (“SEC”) Rule 10b-5 promulgated thereunder, and seeks, among other things, damages and costs. The complaint alleges that defendants concealed material information regarding AlarisTM infusion pumps, including that (1) certain pumps exhibited software errors, (2) the Company was investing in remediation efforts as opposed to other enhancements and (3) the Company was thus reasonably likely to recall certain pumps and/or experience regulatory delays. These alleged omissions, the complaint asserts, rendered certain public statements about the Company’s business, operations and prospects false or misleading, causing investors to purchase stock at an inflated price. The plaintiff filed a second amended complaint to add certain additional factual allegations on February 3, 2021, which the company moved to dismiss on March 19, 2021. Briefing on the Company’s motion to dismiss was concluded in June 2021. The Company believes the claims are without merit and intends to vigorously defend this action.
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

In July 2021, the Company became aware of approximately 150 lawsuits that had been filed against it in state court in Gwinnett County, Georgia. The suits were filed by plaintiffs who reside near Company facilities in Covington, GA, where ethylene oxide (EtO) sterilization activities take place. The claims allege a variety of injuries, including but not limited to multiple types of cancer, allegedly attributable to exposure to EtO in the ambient air. The Company has meritorious defenses and intends to defend itself vigorously.
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
In the second quarter of fiscal 2021, the Company recorded a pre-tax charge of approximately $296 million to Other operating (income) expense, net related to certain of the product liability matters discussed above under the heading “Product Liability Matters,” including the related legal defense costs. The Company recorded this charge based on additional information obtained during the quarter, including but not limited to: the nature and quantity of unfiled and filed claims and the continued rate of claims being filed in certain product liability matters; the status of certain settlement discussions with plaintiffs’ counsel; the allegations and documentation supporting or refuting such allegations; and the stage of litigation.
Accruals for the Company's product liability claims which are discussed above, as well as the related legal defense costs, amounted to approximately $2.5 billion at June 30, 2021 and September 30, 2020. These accruals, which are generally long-term in nature, are largely recorded within Deferred Income Taxes and Other Liabilities on the Company's condensed consolidated balance sheets. As of June 30, 2021 and September 30, 2020, the Company had $128 million and $92 million, respectively, in qualified settlement funds (“QSFs”), subject to certain settlement conditions, for certain product liability matters. Payments to QSFs are recorded as a component of Restricted cash. The Company's expected recoveries related to product liability claims and related legal defense costs were approximately $92 million and $139 million at June 30, 2021 and September 30, 2020, respectively. The expected recoveries at June 30, 2021 related entirely to the Company’s agreements with Medtronic related to certain Women’s Health Product Claims. A substantial amount of the expected recoveries at September 30, 2020 related to the Company’s agreements with Medtronic related to certain Women’s Health Product Claims. The expected recoveries at June 30, 2021 related to the indemnification obligation are not in dispute with respect to claims that Medtronic settles pursuant to the agreements.
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
Remaining Performance Obligations
The Company's obligations relative to service contracts and pending installations of equipment, primarily in the Company's Medication Management Solutions unit, represent unsatisfied performance obligations of the Company. The revenues under existing contracts with original expected durations of more than one year, which are attributable to products and/or services that have not yet been installed or provided are estimated to be approximately $1.9 billion at June 30, 2021. The Company expects to recognize the majority of this revenue over the next three years.
Within the Company's Medication Management Solutions, Medication Delivery Solutions, Integrated Diagnostic Solutions, and Biosciences units, some contracts also contain minimum purchase commitments of reagents or other consumables and the future sales of these consumables represent additional unsatisfied performance obligations of the Company. The revenue attributable to the unsatisfied minimum purchase commitment-related performance obligations, for contracts with original expected durations of more than one year, is estimated to be approximately $2.8 billion at June 30, 2021.  This revenue will be recognized over the customer relationship periods.
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

	Three Months Ended June 30,
(Millions of dollars)	2021			2020
	United States	International	Total	United States	International	Total
Medical
Medication Delivery Solutions	$560	$447	$1,007	$412	$369	$781
Medication Management Solutions	459	139	597	500	177	677
Diabetes Care	152	143	294	136	123	260
Pharmaceutical Systems	112	364	476	113	291	403
Total segment revenues	$1,283	$1,092	$2,375	$1,161	$960	$2,122

Life Sciences
Integrated Diagnostic Solutions	$435	$682	$1,117	$344	$370	$714
Biosciences	124	192	316	93	145	237
Total segment revenues	$559	$874	$1,433	$436	$515	$951

Interventional
Surgery	$267	$69	$336	$154	$43	$197
Peripheral Intervention	238	198	436	174	143	318
Urology and Critical Care	227	83	310	194	74	268
Total segment revenues	$732	$350	$1,082	$522	$260	$782

Total Company revenues	$2,574	$2,316	$4,890	$2,119	$1,735	$3,855

	Nine Months Ended June 30,
(Millions of dollars)	2021			2020
	United States	International	Total	United States	International	Total
Medical
Medication Delivery Solutions	$1,659	$1,355	$3,014	$1,450	$1,183	$2,634
Medication Management Solutions	1,376	417	1,793	1,412	408	1,820
Diabetes Care	450	414	863	417	389	806
Pharmaceutical Systems	292	985	1,277	287	815	1,102
Total segment revenues	$3,777	$3,170	$6,947	$3,566	$2,797	$6,362

Life Sciences
Integrated Diagnostic Solutions	$1,904	$2,141	$4,045	$1,143	$1,204	$2,347
Biosciences	365	588	953	353	487	840
Total segment revenues	$2,269	$2,729	$4,998	$1,496	$1,691	$3,187

Interventional
Surgery	$757	$203	$960	$659	$176	$835
Peripheral Intervention	692	590	1,282	641	471	1,112
Urology and Critical Care	672	255	926	603	235	837
Total segment revenues	$2,120	$1,047	$3,168	$1,903	$881	$2,784

Total Company revenues	$8,166	$6,947	$15,113	$6,964	$5,369	$12,333

Segment income for the three and nine-month periods was as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
(Millions of dollars)	2021	2020	2021	2020
Income Before Income Taxes
Medical (a)	$636	$646	$1,936	$1,653
Life Sciences (b)	432	214	1,953	860
Interventional	214	100	725	556
Total Segment Operating Income	1,282	960	4,613	3,069
Acquisitions and other restructurings	(24)	(74)	(126)	(235)
Other operating income (expense), net (c)	72	15	(224)	15
Net interest expense	(113)	(133)	(351)	(400)
Other unallocated items (d)	(703)	(520)	(1,937)	(1,608)
Total Income Before Income Taxes	$514	$248	$1,976	$842
(a)The amount for the nine months ended June 30, 2021 includes charges of $37 million, and the amounts for the three and nine months ended June 30, 2020 include an adjustment and charges of $(18) million and $240 million, respectively, recorded to Cost of products sold, related to the estimate of costs associated with remediation efforts for AlarisTM infusion pumps in the Medication Management Solutions unit. Additionally, amounts for the three and nine months ended June 30, 2020 included costs related to another product matter of $8 million which were recorded in Other (expense) income, net.
(b)The amount for the nine-month period ended June 30, 2020 included a charge of $39 million recorded to Cost of products sold to write down the carrying value of certain intangible assets in the Biosciences unit.
(c)The amounts for the three and nine-months ended June 30, 2021 include a gain on a sale-leaseback transaction of $88 million, which is further discussed in Note 14, and $16 million of costs incurred for consulting, legal, tax and other advisory services associated with the planned spin-off of BD's Diabetes Care business. The amount for the nine-month period in 2021 also includes pre-tax charges of $296 million related to certain product liability matters, which is further discussed in Note 5.
(d)Primarily comprised of foreign exchange, certain general and administrative expenses and share-based compensation expense.
Note 8 – Benefit Plans
The Company has defined benefit pension plans covering certain employees in the United States and certain international locations. The measurement date used for these plans is September 30.
Net pension cost included the following components for the three and nine-month periods:

	Three Months Ended June 30,		Nine Months Ended June 30,
(Millions of dollars)	2021	2020	2021	2020
Service cost	$35	$37	$113	$116
Interest cost	16	21	53	64
Expected return on plan assets	(40)	(46)	(129)	(143)
Amortization of prior service credit	(3)	(3)	(10)	(10)
Amortization of loss	22	24	73	74
Curtailment loss/settlements	6	2	6	2
Net pension cost	$36	$35	$106	$103
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

Note 9 – Business Restructuring Charges
The Company incurred restructuring costs during the nine months ended June 30, 2021, primarily in connection with the Company's simplification and other cost saving initiatives, which were largely recorded within Acquisitions and other restructurings. These simplification and other costs saving initiatives are focused on reducing complexity, enhancing product quality, refining customer experience, and improving cost efficiency across all of the Company’s segments. Restructuring liability activity for the nine months ended June 30, 2021 was as follows:

(Millions of dollars)	Employee Termination		Other		Total
	Bard	Other Initiatives	Bard	Other Initiatives	Bard	Other Initiatives
Balance at September 30, 2020	$15	$17	$1	$3	$16	$20
Charged to expense	1	11	1	20	2	31
Cash payments	(4)	(22)	(2)	(13)	(6)	(35)
Non-cash settlements	—	—	—	(4)	—	(4)
Other adjustments	(1)	—	—	—	(1)	—
Balance at June 30, 2021	$11	$6	$—	$6	$11	$12

Note 10 – Intangible Assets
Intangible assets consisted of:

	June 30, 2021		September 30, 2020
(Millions of dollars)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets
Developed technology	$14,273	$(4,732)	$14,105	$(3,959)
Customer relationships	4,656	(1,757)	4,616	(1,509)
Product rights	126	(83)	119	(73)
Trademarks	408	(134)	408	(120)
Patents and other	535	(341)	500	(320)
Amortized intangible assets	$19,998	$(7,047)	$19,748	$(5,981)
Unamortized intangible assets
Acquired in-process research and development	$44		$44
Trademarks	2		2
Unamortized intangible assets	$46		$46
Intangible amortization expense for the three months ended June 30, 2021 and 2020 was $351 million and $345 million, respectively. Intangible amortization expense for the nine months ended June 30, 2021 and 2020 was $1.049 billion and $1.037 billion, respectively.
The following is a reconciliation of goodwill by business segment:

(Millions of dollars)	Medical	Life Sciences	Interventional	Total
Goodwill as of September 30, 2020	$10,044	$837	$12,739	$23,620
Acquisitions (a)	135	—	—	135
Purchase price allocation adjustments	2	—	1	4
Currency translation	31	2	22	55
Goodwill as of June 30, 2021	$10,212	$839	$12,762	$23,814
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
Hedges of the transactional foreign exchange exposures resulting primarily from intercompany payables and receivables are undesignated hedges. As such, the gains or losses on these instruments are recognized immediately in income. These gains and losses are largely offset by gains and losses on the underlying hedged items, as well as the hedging costs associated with the derivative instruments. The net amounts recognized in Other (expense) income, net, during the three and nine months ended June 30, 2021 and 2020 were immaterial to the Company's consolidated financial results. The total notional amounts of the Company’s outstanding foreign exchange contracts as of June 30, 2021 and September 30, 2020 were $1.6 billion and $2.5 billion, respectively.
Certain of the Company's foreign currency-denominated long-term notes outstanding, which had a total carrying value of $1.5 billion as of June 30, 2021 and September 30, 2020, were designated as, and were effective as, economic hedges of net investments in certain of the Company's foreign subsidiaries. The Company has entered into cross-currency swaps, all of which are designated and effective as economic hedges of net investments in certain of the Company's foreign subsidiaries. The notional amount of the cross-currency swaps was $3.0 billion as of June 30, 2021 and September 30, 2020.
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
Net (losses) gains recorded to Accumulated other comprehensive income (loss) relating to the Company's net investment hedges for the three and nine-month periods were as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
(Millions of dollars)	2021	2020	2021	2020
Foreign currency-denominated debt	$(4)	$(56)	$(25)	$(46)
Cross-currency swaps	$(16)	$(122)	$(100)	$19
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
The total notional amount of outstanding interest rate swaps designated as fair value hedges was $375 million at September 30, 2020. The swaps represented fixed-to-floating interest rate swap agreements the Company entered into to convert the interest payments on certain long-term notes from the fixed rate to a floating interest rate based on LIBOR. These interest rate swaps designated as fair value hedges were terminated at an immaterial net gain, concurrent with the redemption of the 3.125% notes due November 8, 2021 in the second quarter of fiscal 2021. Additional disclosures regarding the Company's debt transactions are provided in Note 13. There were no outstanding interest rate swaps designated as fair value hedges at June 30, 2021. Changes in the fair value of the interest rate swaps offset changes in the fair value of the fixed rate debt. The amounts recorded during the nine months ended June 30, 2021 and the three and nine months ended 2020 for changes in the fair value of these hedges were immaterial to the Company's consolidated financial results.
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
The total notional amount of the Company's outstanding forward starting interest rate swaps was $1.0 billion and $1.5 billion at June 30, 2021 and September 30, 2020, respectively. The Company entered into these contracts to mitigate its exposure to interest rate risk. The Company recorded net after-tax (losses) gains of $(34) million and $71 million during the three and nine months ended June 30, 2021, respectively, and net after-tax (losses) of $(74) million during the nine months ended June 30, 2020 in Other comprehensive income (loss) relating to these interest rate hedges. Net after-tax gains during the three months ended June 30, 2020 were not material to the Company's consolidated financial results. During the second quarter of fiscal year 2021, the notional amount of $500 million of the Company's outstanding forward starting interest rate swaps were terminated at an immaterial net loss, concurrent with the issuance of senior unsecured U.S. notes in the second quarter. This net loss will be reclassified into earnings within Interest expense over the remaining life of the U.S. notes issued. Additional disclosures regarding the Company's debt transactions are provided in Note 13.

Financial Statement Effects
The fair values of derivative instruments outstanding at June 30, 2021 and September 30, 2020 were not material to the Company's consolidated balance sheets.

The amounts reclassified from accumulated other comprehensive income relating to cash flow hedges during the nine months ended June 30, 2021 and 2020 were not material to the Company's consolidated financial results.

Note 12 – Financial Instruments and Fair Value Measurements
The following reconciles cash and equivalents and restricted cash reported within the Company's consolidated balance sheets at June 30, 2021 and September 30, 2020 to the total of these amounts shown on the Company's consolidated statements of cash flows:

(Millions of dollars)	June 30, 2021	September 30, 2020
Cash and equivalents	$3,153	$2,825
Restricted cash	128	92
Cash and equivalents and restricted cash	$3,282	$2,917
Cash equivalents consist of all highly liquid investments with a maturity of three months or less at time of purchase. Restricted cash consists of cash restricted from withdrawal and usage except for certain product liability matters.
The Company’s cash and equivalents include institutional money market accounts, which permit daily redemption, and an ultra-short bond fund. The fair values of these investments are based upon the quoted prices in active markets provided by the holding financial institutions, which are considered Level 1 inputs in the fair value hierarchy. The fair values of these accounts were $800 million and $1.549 billion at June 30, 2021 and September 30, 2020, respectively. The Company’s remaining cash and equivalents, excluding restricted cash, were $2.4 billion and $1.3 billion at June 30, 2021 and September 30, 2020, respectively.
Short-term investments are held to their maturities and are carried at cost, which approximates fair value. The short-term investments consist of instruments with maturities greater than three months and less than one year.
Long-term debt is recorded at amortized cost. The fair value of long-term debt is measured based upon quoted prices in active markets for similar instruments, which are considered Level 2 inputs in the fair value hierarchy. The fair value of long-term debt was $17.3 billion and $19.0 billion at June 30, 2021 and September 30, 2020, respectively. The fair value of the current portion of long-term debt was $2.073 billion and $702 million at June 30, 2021 and September 30, 2020, respectively.
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
Transfers of trade receivables
Over the normal course of its business activities, the Company transfers certain trade receivable assets to third parties under factoring agreements. Per the terms of these agreements, the Company surrenders control over its trade receivables upon transfer.  Accordingly, the Company accounts for the transfers as sales of trade receivables by recognizing an increase to Cash and equivalents and a decrease to Trade receivables, net when proceeds from the transactions are received.  During the three months ended June 30, 2021 and 2020, the Company transferred $317 million and $526 million, respectively, of its trade receivables to third parties under factoring arrangements. During the nine months ended June 30, 2021 and 2020, the Company transferred $1.173 billion and $1.842 billion, respectively, of its trade receivables to third parties under factoring arrangements. The portion of these receivables which were yet to be remitted to the third parties at June 30, 2021 and September 30, 2020 were $316 million and $256 million, respectively.  The costs incurred by the Company in connection with factoring activities were not material to its consolidated financial results.
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

Note 14 – Leases
During the third quarter of fiscal year 2021, the Company completed the sale of one of its properties for gross proceeds of $91 million. Concurrently with the sale, the Company entered into an operating lease arrangement with an initial lease term of two years. The lease agreement includes the option for the Company to extend the lease for up to two additional six-month periods. The sale agreement and corresponding lease agreement met the requirements for sale-leaseback accounting and as such, the Company recognized a gain within Other operating (income) expense, net related to the sale transaction of $88 million in the third quarter of fiscal year 2021.

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
BD’s Intention to Spin Off Diabetes Care
On May 6, 2021, we announced our intention to spin off our Diabetes Care business as a separate publicly traded company to BD’s shareholders. The proposed spin-off is intended to be a tax-free transaction for U.S. federal income tax purposes and is expected to be completed in the first half of calendar year 2022, subject to the satisfaction of customary conditions, including final approval from BD’s Board of Directors and the effectiveness of a registration statement on Form 10. The Company believes that as an independent, publicly traded entity, the Diabetes Care business will be positioned to more effectively allocate its capital and operational resources with a dedicated growth strategy.
COVID-19 Pandemic Impacts and Response
A novel strain of coronavirus disease (“COVID-19”) was officially declared a pandemic by the World Health Organization ("WHO") in March 2020 and governments around the world have been implementing various measures to slow and control the ongoing spread of COVID-19. These government measures, as well as a shift in healthcare priorities, resulted in a significant decline in medical procedures in our fiscal year 2020. The pandemic has continued to impact the demand for certain of our products during our fiscal year 2021 and certain areas of non-acute healthcare utilization have still not fully recovered to pre-pandemic levels.
Our third quarter fiscal year 2021 revenue growth reflects a favorable comparison to the prior-year quarter, which was most significantly impacted by COVID-19 pandemic-related declines during our fiscal year 2020. Our revenues for the third quarter also reflected a substantial benefit from sales related to COVID-19 diagnostic testing on the BD VeritorTM Plus and BD MaxTM Systems. As we expected, the magnitude of this benefit during the quarter was impacted by pricing pressures for SARS-CoV-2 diagnostic tests, as competitors have entered the COVID-19 diagnostic testing market, and also by a decline in demand for COVID-19 testing. The factors that affected our revenue growth for the three months ended June 30, 2021, including those related to the COVID-19 pandemic, are discussed in greater detail further below.

Due to the significant uncertainty that exists relative to the duration and overall impact of the COVID-19 pandemic, our future operating performance, particularly in the short-term, may be subject to volatility. In this regard, we continue to see challenges posed by the pandemic to global transportation channels and other aspects of our supply chain, including the cost and availability of raw materials. As noted above, the pandemic continues to impact demand for certain of our products. The U.S. and other governments may enact or use laws and regulations, such as the Defense Production Act or export restrictions, to ensure availability of needed COVID-19 testing and vaccination delivery devices. Any such action may impact our global supply chain network.

The impacts of the COVID-19 pandemic on our business, results of operations, financial condition and cash flows is dependent on certain factors including:

•The extent to which resurgences in COVID-19 infections or new strains of the virus, including the Delta variant, result in deferrals of elective medical procedures and/or the imposition of new governmental lockdowns, quarantine requirements or other restrictions that may weaken demand for certain of our products and/or disrupt our operations;
•The degree to which demand and pricing for our COVID-19 diagnostics testing solutions continues to be impacted by distribution and utilization of available COVID-19 vaccines and the entry of additional competitive SARS-CoV-2 diagnostic testing products;
•The timing of when hospitals, clinical laboratories, research laboratories and institutions fully resume normal operations that are not related to the COVID-19 pandemic; and
•The continued strength of the global economic recovery and the degree of pressure that a weaker macroeconomic environment would put on future healthcare utilization, the capital budgets of hospitals and other healthcare institutions, and the global demand for our products.
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
Overview of Financial Results and Financial Condition
For the three months ended June 30, 2021, worldwide revenues of $4.890 billion increased 26.9% from the prior-year period, which reflected an increase in volume, including increases attributable to our core products, of approximately 22.0%. Revenues for the three months ended June 30, 2021 also reflected a favorable impact from foreign currency translation of approximately 4.9% and an immaterial impact from pricing. Volume in the third quarter of fiscal year 2021 reflected the following:
•Medical segment revenues in the third quarter reflected growth in the Medication Delivery Solutions, Pharmaceutical Systems and Diabetes Care units, which was partially offset by a decline in the Medication Management Solutions unit.
•Life Sciences segment revenues in the third quarter reflected growth in both units. Growth in the Integrated Diagnostic Solutions unit included approximately $300 million of revenues related to COVID-19 diagnostic testing on the BD VeritorTM Plus and BD MaxTM Systems.
•Interventional segment revenues in the third quarter reflected growth in all three units, particularly in the Surgery and Peripheral Intervention units.
We continue to invest in research and development, geographic expansion, and new product programs to drive further revenue and profit growth. We have reinvested a portion of the profits from our sales related to COVID-19 diagnostic testing into our BD 2025 strategy, which is anchored in three pillars: grow, simplify and empower. Our ability to sustain our long-term growth will depend on a number of factors, including our ability to expand our core business (including geographical expansion), develop innovative new products, and continue to improve operating efficiency and organizational effectiveness. As discussed above, current global economic conditions remain relatively volatile due to the COVID-19 pandemic. In addition, pricing pressure exists globally which could adversely impact our businesses. Also, as noted above, the pandemic has posed challenges to global transportation channels and supply chains. These challenges have subjected certain of our costs, specifically raw material and freight costs, to inflationary pressures which have unfavorably impacted our gross profit and operating margins. Additional discussion regarding the impacts of these inflationary pressures on our operating results for the three and nine months ended June 30, 2021 is provided further below.
Cash flows from operating activities were $3.696 billion in the first nine months of fiscal year 2021. At June 30, 2021, we had $3.306 billion in cash and equivalents and short-term investments, including restricted cash. We continued to return value to our shareholders in the form of dividends. During the first nine months of fiscal year 2021, we paid cash dividends of $789 million, including $722 million paid to common shareholders and $68 million paid to preferred shareholders.
Each reporting period, we face currency exposure that arises from translating the results of our worldwide operations to the U.S. dollar at exchange rates that fluctuate from the beginning of such period. A weaker U.S. dollar, compared to the prior-year period, resulted in a favorable foreign currency translation impact to our revenues and an unfavorable impact to our expenses during the third quarter of fiscal year 2021. We evaluate our results of operations on both a reported and a foreign currency-neutral basis, which excludes the impact of fluctuations in foreign currency exchange rates. As exchange rates are an important factor in understanding period-to-period comparisons, we believe the presentation of results on a foreign currency-neutral basis in addition to reported results helps improve investors’ ability to understand our operating results and evaluate our performance in comparison to prior periods. Foreign currency-neutral ("FXN") information compares results between periods as if exchange rates had remained constant period-over-period. We use results on a foreign currency-neutral basis as one measure to evaluate our performance. We calculate foreign currency-neutral percentages by converting our current-period local currency financial results using the prior-period foreign currency exchange rates and comparing these adjusted amounts to our current-period results. These results should be considered in addition to, not as a substitute for, results reported in accordance with U.S. generally accepted accounting principles ("GAAP"). Results on a foreign currency-neutral basis, as we present them, may not be comparable to similarly titled measures used by other companies and are not measures of performance presented in accordance with U.S. GAAP.

Results of Operations
Medical Segment
The following summarizes third quarter Medical revenues by organizational unit:

	Three months ended June 30,
(Millions of dollars)	2021	2020	Total Change	Estimated FX Impact	FXN Change
Medication Delivery Solutions	$1,007	$781	28.9%	5.0%	23.9%
Medication Management Solutions	597	677	(11.8)%	2.2%	(14.0)%
Diabetes Care	294	260	13.4%	4.5%	8.9%
Pharmaceutical Systems	476	403	17.9%	6.0%	11.9%
Total Medical Revenues	$2,375	$2,122	11.9%	4.2%	7.7%

The Medical segment’s revenue growth in the third quarter of 2021 was aided by a favorable comparison to the prior-year period, which was impacted by COVID-19 pandemic-related declines, particularly in the United States and China. These prior-period pandemic-related declines impacted our Medication Delivery Solutions and Diabetes Care units. Third quarter revenue growth in the Medication Delivery Solutions unit reflected strong demand for our core offerings, including U.S. demand for catheters and vascular care products, as well as strong global demand for syringes resulting from COVID-19 vaccination efforts. In the Medication Management Solutions unit, revenue growth in the third quarter of 2021 reflected an unfavorable comparison to the prior-year period, which benefited from global pandemic-related infusion pump orders. Growth in the Diabetes Care unit benefited from the timing of sales, slightly better than expected market demand and a favorable comparison to the prior-year period, which was impacted by pandemic-related declines. The Pharmaceutical Systems unit’s revenue growth in the third quarter of 2021 reflected continued strong demand for prefillable products.

As previously disclosed, we submitted our 510(k) premarket notification to the United States Food and Drug Administration (the “FDA”) for the BD Alaris™ System in April 2021. The 510(k) submission is intended to bring the regulatory clearance for the BD Alaris™ System up-to-date, implement new features to address the open recall issues and provide other updates, including a new version of BD Alaris™ System software that will provide clinical, operational and cybersecurity updates.

Medical segment total revenues for the nine-month periods were as follows:

	Nine months ended June 30,
(Millions of dollars)	2021	2020	Total Change	Estimated FX Impact	FXN Change
Total Medical Revenues	$6,947	$6,362	9.2%	2.8%	6.4%

Medical segment income for the three and nine-month periods is provided below.

	Three months ended June 30,		Nine months ended June 30,
(Millions of dollars)	2021	2020	2021	2020
Medical segment income	$636	$646	$1,936	$1,653

Segment income as % of Medical revenues	26.8%	30.4%	27.9%	26.0%
The Medical segment's income in the third quarter was driven by its performance with respect to gross profit margin and operating expenses as discussed in greater detail below:

•Gross profit margin was lower in the third quarter of 2021 as compared with the third quarter of 2020, primarily due to unfavorable foreign currency translation, higher raw material costs and product quality remediation expenses. These unfavorable impacts to the Medical segment’s third quarter gross margin were partially offset by lower manufacturing costs resulting from continuous improvement projects which enhanced the efficiency of our operations, as well as a favorable comparison to the prior-year period which was unfavorably impacted by increased levels of manufacturing overhead costs that were recognized in the period as a result of the COVID-19 pandemic, rather than capitalized within inventory.
•Selling and administrative expense as a percentage of revenues was higher in the third quarter of 2021 compared with the third quarter of 2020, which benefited from cost containment measures enacted in response to the COVID-19 pandemic.
•Research and development expense as a percentage of revenues was higher in the third quarter of 2021 compared with the third quarter of 2020, which primarily reflects our commitment to research and development through continued reinvestment into our growth initiatives.
Life Sciences Segment
The following summarizes third quarter Life Sciences revenues by organizational unit:

	Three months ended June 30,
(Millions of dollars)	2021	2020	Total Change	Estimated FX Impact	FXN Change
Integrated Diagnostic Solutions	$1,117	$714	56.4%	7.7%	48.7%
Biosciences	316	237	33.3%	6.0%	27.3%
Total Life Sciences Revenues	$1,433	$951	50.7%	7.3%	43.4%

The Life Sciences segment's revenue growth in the third quarter of 2021 primarily reflected a favorable comparison to the prior-year period, which was significantly impacted by pandemic-related declines in both units. Revenue growth in the Integrated Diagnostic Solutions unit was also driven by sales related to COVID-19 diagnostic testing on the BD VeritorTM Plus and BD MaxTM Systems. While routine diagnostic testing levels in the Integrated Diagnostic Solutions unit have not yet fully recovered to pre-pandemic levels, demand was higher for our specimen management portfolio, automated blood cultures and ID/AST testing solutions. The Biosciences unit's revenue growth in the third quarter of 2021 benefited from strong demand for research reagents.

Life Sciences segment total revenues for the nine-month periods were as follows:

	Nine months ended June 30,
(Millions of dollars)	2021	2020	Total Change	Estimated FX Impact	FXN Change
Total Life Sciences Revenues	$4,998	$3,187	56.8%	4.6%	52.2%

Life Sciences segment income for the three and nine-month periods was as follows:

	Three months ended June 30,		Nine months ended June 30,
(Millions of dollars)	2021	2020	2021	2020
Life Sciences segment income	$432	$214	$1,953	$860

Segment income as % of Life Sciences revenues	30.1%	22.5%	39.1%	27.0%
The Life Sciences segment's income in the third quarter was driven by its performance with respect to gross profit margin and operating expenses as discussed in greater detail below:
•Gross margin in the third quarter of 2021 was higher compared with the third quarter of 2020, primarily due to the recovery of demand for products with higher margins and a favorable comparison to the prior-year period which was unfavorably impacted by increased levels of manufacturing overhead costs that were recognized in the period as a result of the COVID-19 pandemic, rather than capitalized within inventory. The Life Sciences segment’s third quarter gross margin was unfavorably impacted by foreign currency translation and the recognition of approximately $71 million of excess and obsolete inventory expenses related to COVID-19 testing inventory.
•Selling and administrative expense as a percentage of revenues was higher in the third quarter of 2021 compared with the third quarter of 2020, which benefited from cost containment measures enacted in response to the COVID-19 pandemic. The increase in selling and administrative expense as a percentage of revenues in the third quarter of 2021 also reflected higher shipping costs and selling costs associated with COVID-19 testing solutions.
•Research and development expense as a percentage of revenues was lower in the third quarter of 2021 compared with the third quarter of 2020, primarily due to the increase in revenues in the quarter, partially offset by additional investments in COVID-19 testing solutions.
Interventional Segment
The following summarizes third quarter Interventional revenues by organizational unit:

	Three months ended June 30,
(Millions of dollars)	2021	2020	Total Change	Estimated FX Impact	FXN Change
Surgery	$336	$197	70.9%	3.2%	67.7%
Peripheral Intervention	436	318	37.2%	5.4%	31.8%
Urology and Critical Care	310	268	16.0%	2.5%	13.5%
Total Interventional Revenues	$1,082	$782	38.4%	3.8%	34.6%
The Interventional segment’s revenue growth in the third quarter of 2021 reflected a favorable comparison to the prior-year period, which was significantly impacted by pandemic-related declines in our Surgery and Peripheral Intervention units. Third quarter revenue growth in the Peripheral Intervention unit reflected sales attributable to the unit’s acquisition of Straub Medical AG, which occurred in the third quarter of fiscal year 2020. Third quarter revenue growth in the Urology and Critical Care unit showed continued strength in demand for acute urology products and the unit's targeted temperature management portfolio.

Interventional segment total revenues for the nine-month periods were as follows:

	Nine months ended June 30,
(Millions of dollars)	2021	2020	Total Change	Estimated FX Impact	FXN Change
Total Interventional Revenues	$3,168	$2,784	13.8%	2.3%	11.5%

Interventional segment income for the three and nine-month periods is provided below.

	Three months ended June 30,		Nine months ended June 30,
(Millions of dollars)	2021	2020	2021	2020
Interventional segment income	$214	$100	$725	$556

Segment income as % of Interventional revenues	19.8%	12.8%	22.9%	20.0%
The Interventional segment's income in the third quarter was driven by its performance with respect to gross profit margin and operating expenses as discussed in greater detail below:
•Gross profit margin was higher in the third quarter of 2021 as compared with the third quarter of 2020, primarily due to the recovery of demand for products with higher margins and a favorable comparison to the prior-year period which was unfavorably impacted by increased levels of manufacturing overhead costs that were recognized in the period as a result of the COVID-19 pandemic, rather than capitalized within inventory.
•Selling and administrative expense as a percentage of revenues in the third quarter of 2021 was lower compared with the prior-year period primarily due the recovery of segment revenues.
•Research and development expense as a percentage of revenues was higher in the third quarter of 2021 compared with the third quarter of 2020 which primarily reflects reinvestment into our growth initiatives.

Geographic Revenues
BD’s worldwide third quarter revenues by geography were as follows:

	Three months ended June 30,
(Millions of dollars)	2021	2020	Total Change	Estimated FX Impact	FXN Change
United States	$2,574	$2,119	21.5%	—%	21.5%
International	2,316	1,735	33.5%	10.9%	22.6%
Total Revenues	$4,890	$3,855	26.9%	4.9%	22.0%

U.S. revenue growth in the third quarter of 2021 was driven by the Medical segment’s Medication Delivery Solutions unit and the Interventional segment’s Surgery and Peripheral Intervention units. Third quarter revenue growth in these units reflected favorable comparisons to prior-year period results, which were impacted by COVID pandemic-related declines, as well as growth attributable to core products. Third quarter U.S. revenue growth also benefited from sales related to COVID-19 diagnostic testing in the Life Sciences segment's Integrated Diagnostic Solutions unit. U.S. revenue growth in the third quarter of 2021 was unfavorably impacted by a decline in the Medical segment’s Medication Management Solutions unit, as further discussed above.
International revenue growth for the third quarter of 2021 were largely driven by COVID-19 diagnostic testing-related sales in the Life Sciences segment's Integrated Diagnostic Solutions unit, as discussed further above, and by sales in the Medical segment’s Pharmaceutical Systems unit. Third quarter international revenue growth was also driven by results in the Medical segment’s Medication Delivery Solutions and the Interventional segment’s Peripheral Intervention unit due to favorable comparisons to prior-year period results, which were impacted by COVID pandemic-related declines, and growth attributable to core products. Third quarter international revenue growth was unfavorably impacted by a decline in the Medical segment’s Medication Management Solutions unit, as further discussed above.
Emerging market revenues for the third quarter were $727 million, compared with $572 million in the prior year’s quarter. Third quarter revenue growth benefited from a favorable comparison to the prior-year quarter which was impacted by COVID-19 pandemic-related declines in Greater Asia, including in China. Emerging market revenues in the current-year period included an estimated $40 million favorable impact due to foreign currency translation.
Specified Items
Reflected in the financial results for the three and nine-month periods of fiscal years 2021 and 2020 were the following specified items:

	Three months ended June 30,		Nine months ended June 30,
(Millions of dollars)	2021	2020	2021	2020
Integration costs (a)	$27	$46	$94	$165
Restructuring costs (a)	(3)	28	33	69
Separation and related costs (b)	16	—	16	—
Purchase accounting adjustments (c)	355	325	1,056	1,012
Transaction gain/loss, product and other litigation-related matters (d)	(70)	(10)	258	248
European regulatory initiative-related costs (e)	32	33	92	77
Investment gains/losses and asset impairments (f)	—	—	—	41
Impacts of debt extinguishment	—	6	30	6
Total specified items	358	428	1,578	1,619
Less: tax impact of specified items	61	72	265	218
After-tax impact of specified items	$296	$356	$1,313	$1,401
(a)Represents amounts associated with integration and restructuring activities which are primarily recorded in Acquisitions and other restructurings and are further discussed below.

(b)Represents costs recorded to Other operating (income) expense, net which were incurred for consulting, legal, tax and other advisory services associated with the planned spin-off of BD's Diabetes Care business.
(c)Includes amortization and other adjustments related to the purchase accounting for acquisitions impacting identified intangible assets and valuation of fixed assets and debt. BD’s amortization expense is primarily recorded in Cost of products sold.
(d)The amounts in the three and nine-month periods of fiscal year 2021 include a gain of $88 million on a sale-leaseback transaction. The amount in the nine-month period of fiscal year 2021 additionally includes charges of $296 million relating to product liability reserves, including related legal defense costs, as further discussed below. The product liability-related charges and sale-leaseback gain were recorded to Other operating (income) expense, net. The amount in the nine-month period of 2021, as well as amounts in the three and nine-month periods 2020, included charges or credits related to the estimate of probable future product remediation costs, as further discussed below. Such amounts are recorded within Cost of products sold, or in some cases, within Other (expense) income, net.
(e)Represents costs required to develop processes and systems to comply with regulations such as the European Union Medical Device Regulation ("EUMDR") and General Data Protection Regulation ("GDPR"). These costs were recorded in Research and development expense and Cost of products sold.
(f)The amount in 2020 primarily represented a charge of $39 million recorded in Cost of products sold to write down the carrying value of certain intangible assets in the Biosciences unit.

Gross Profit Margin
Gross profit margin for the three and nine-month periods of fiscal year 2021 compared with the prior-year periods in fiscal year 2020 reflected the following impacts:

	Three-month period	Nine-month period
June 30, 2020 gross profit margin %	43.1%	43.6%
Impact of purchase accounting adjustments and other specified items	1.0%	3.2%
Operating performance	1.1%	1.1%
Foreign currency translation	(1.0)%	(0.7)%
June 30, 2021 gross profit margin %	44.2%	47.2%

The impacts of other specified items on gross profit margin reflected the following:
•The current-year nine-month period included charges of approximately $37 million, compared with net charges of $240 million in the prior-year period, to record an estimate of future costs within the Medication Management Solutions unit associated with remediation efforts related to AlarisTM infusion pumps. Based on the course of our remediation efforts, it is possible that our estimate of future costs to remediate the AlarisTM infusion pumps could change over time.
•The prior-year nine-month period also included a $39 million charge to write down the carrying value of certain intangible assets in the Biosciences unit.
Operating performance in the three and nine-month periods of 2021 primarily reflected the following:
•Favorable product mix was driven by the recovery of demand for products with higher margins.
•The current-year periods benefited from a favorable comparison to the prior-year periods which were unfavorably impacted by increased levels of manufacturing overhead costs that were recognized in the period as a result of the COVID-19 pandemic, rather than capitalized within inventory.
•Approximately $71 million of excess and obsolete inventory expenses related to COVID-19 testing inventory were recognized by the Integrated Diagnostic Solutions unit in the third quarter of fiscal year 2021 and we continued to re-invest profits from our sales related to COVID-19 diagnostic testing into our BD 2025 strategy focus on growth, simplification and empowerment. For the nine-month period of 2021, these unfavorable impacts to gross profit margin were offset by favorable product mix that was attributable to the Integrated Diagnostic Solutions unit's COVID-19 testing sales.
•Lower manufacturing costs resulting from continuous improvement projects and synergy initiatives were partially offset by higher raw material costs. Operating performance in the nine-month period of 2021 additionally reflected an unfavorable impact from charges of $34 million recorded by the Medical and Interventional segments to write down the carrying value of certain fixed assets.
Operating Expenses
A summary of operating expenses for the three and nine-month periods of fiscal years 2021 and 2020 is as follows:

	Three months ended June 30,		Increase (decrease) in basis points	Nine months ended June 30,		Increase (decrease) in basis points
	2021	2020		2021	2020
(Millions of dollars)
Selling and administrative expense	$1,237	$980		$3,535	$3,126
% of revenues	25.3%	25.4%	(10)	23.4%	25.3%	(190)

Research and development expense	$344	$262		$952	$797
% of revenues	7.0%	6.8%	20	6.3%	6.5%	(20)

Acquisitions and other restructurings	$24	$74		$126	$235

Other operating (income) expense, net	$(72)	$(15)		$224	$(15)

Selling and administrative expense
Selling and administrative expense as a percentage of revenues in the three and nine-month periods of 2021 was lower compared with the prior-year periods primarily due to the recovery of revenues in the current-year periods. Selling and administrative expense as a percentage of revenues in the three and nine-month periods of 2021 was unfavorably impacted by foreign currency translation and higher shipping costs as a result of expedited shipments relating to COVID-19, as well as by higher selling, travel and other administrative costs compared with the prior-year periods, which benefited from cost containment measures enacted in response to the COVID-19 pandemic.
Research and development expense
Research and development expense as a percentage of revenues in the three-month period of 2021 was higher compared with the prior-year period which reflected our reinvestment of COVID-19 testing-related sales profits into our growth initiatives and additional investments in COVID-19 testing solutions, as further discussed above. Research and development expense as a percentage of revenues in the nine-month period of 2021 was lower compared with the prior-year period as the increase in current-year revenues outpaced the timing of our reinvestment of COVID-19 testing-related profits into our growth initiatives during the year-to-date period. Spending in both the current and prior-year periods reflected our continued commitment to drive innovation with new products and platforms.
Acquisitions and other restructurings
Costs relating to acquisitions and other restructurings in the three and nine-month periods of 2021 and 2020 included integration costs incurred due to our acquisition of Bard in the first quarter of fiscal year 2018. Costs in the three and nine-month periods of 2021 additionally included restructuring costs related to simplification and cost saving initiatives. Costs relating to acquisition and other restructurings in the three and nine-month periods of 2020 also included restructuring costs relating to the Bard acquisition. For further disclosures regarding restructuring costs, refer to Note 9 in the Notes to Condensed Consolidated Financial Statements.
Other operating (income) expense, net
Other operating (income) expense, net in the three and nine-month periods of 2021 included a gain of $88 million on a sale-leaseback transaction, as well as consulting, legal, tax and other advisory expenses associated with the planned spin-off of BD's Diabetes Care business. Additional disclosures regarding the sale-leaseback transaction are provided in Note 14 in the Notes to Condensed Consolidated Financial Statements. The amount in the nine-month period of fiscal year 2021 additionally includes charges of $296 million to record product liability reserves, including related legal defense costs. Additional disclosures regarding the product liability matters are provided in Note 5 in the Notes to Condensed Consolidated Financial Statements.

Nonoperating Income
Net interest expense
The components for the three and nine-month periods of fiscal years 2021 and 2020 were as follows:

	Three months ended June 30,		Nine months ended June 30,
(Millions of dollars)	2021	2020	2021	2020
Interest expense	$(115)	$(135)	$(358)	$(405)
Interest income	2	2	7	5
Net interest expense	$(113)	$(133)	$(351)	$(400)

Lower interest expense in the current-year period compared with the prior-year period primarily reflected debt repayments and lower overall interest rates on debt outstanding during the current-year period.
Income Taxes
The income tax rates for the three and nine-month periods of fiscal years 2021 and 2020 are provided below.

	Three months ended June 30,		Nine months ended June 30,
	2021	2020	2021	2020
Effective income tax rate	(2.1)%	(15.4)%	7.5%	11.4%

Impact, in basis points, from specified items	(790)	(2,040)	(410)	(140)

The effective income tax rate for the three-month period of fiscal year 2021 reflected tax impacts from specified items, which are discussed further above, that were less favorable compared with the benefits associated with specified items recognized in the prior-year period, partially offset by the recognition of discrete tax items during the quarter. The effective income tax rate for the nine-month period of fiscal year 2021 reflected the third quarter impact of the discrete tax items, as well as tax impacts from specified items that were more favorable compared with the benefits associated with specified items recognized in the prior-year period.

Net Income and Diluted Earnings per Share
Net Income and Diluted Earnings per Share for the three and nine-month periods of fiscal years 2021 and 2020 were as follows:

	Three months ended June 30,		Nine months ended June 30,
	2021	2020	2021	2020
Net Income (Millions of dollars)	$525	$286	$1,827	$746
Diluted Earnings per Share	$1.72	$0.97	$6.00	$2.38

Unfavorable impact-specified items	$(1.01)	$(1.25)	$(4.48)	$(5.03)
Dilutive impact (a)	$—	$0.02	$—	$—
Unfavorable impact-foreign currency translation	$(0.04)		$(0.03)
(a)The dilutive impact for the three months ended June 30, 2020 represented the impact of BD shares issued in May 2020.

Liquidity and Capital Resources
The following table summarizes our condensed consolidated statements of cash flows:

	Nine months ended June 30,
(Millions of dollars)	2021	2020
Net cash provided by (used for)
Operating activities	$3,696	$2,058
Investing activities	$(1,186)	$(905)
Financing activities	$(2,164)	$1,230

Net Cash Flows from Operating Activities
Cash flows from operating activities in the first nine months of fiscal year 2021 reflected net income, adjusted by a change in operating assets and liabilities that was a net source of cash. This net source of cash primarily reflected lower levels of trade receivables and higher levels of accounts payable and accrued expenses, partially offset by higher levels of inventory and prepaid expenses.
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
Net Cash Flows from Investing Activities
Our investments in capital expenditures are focused on projects that enhance our cost structure and manufacturing capabilities, and support our strategy of geographic expansion with select investments in growing markets. Net outflows from investing activities in the first nine months of fiscal year 2021 included capital expenditure-related outflows of $766 million, compared with $597 million in the prior-year period. Net outflows from investing activities in the first nine months of fiscal years 2021 and 2020 also included cash payments relating to various strategic acquisitions we have executed as part of our growth strategy.
Net Cash Flows from Financing Activities
Net cash from financing activities in the first nine months of fiscal years 2021 and 2020 included the following significant cash flows:

	Nine months ended June 30,
(Millions of dollars)	2021	2020
Cash inflow (outflow)
Change in credit facility borrowings	$—	$(485)
Proceeds from long-term debt and term loans	$1,715	$3,389
Payments of debt and term loans	$(1,999)	$(3,711)
Proceeds from issuance of equity securities	$—	$2,917
Repurchases of common stock	$(1,000)	$—
Dividends paid	$(789)	$(773)

Additional disclosures regarding our fiscal year 2021 share repurchases and debt transactions are provided in Notes 3 and 13, respectively, in the Notes to Condensed Consolidated Financial Statements. Certain measures relating to our total debt were as follows:

(Millions of dollars)	June 30, 2021	September 30, 2020
Total debt	$17,733	$17,931

Short-term debt as a percentage of total debt	11.5%	3.9%
Weighted average cost of total debt	2.8%	2.8%
Total debt as a percentage of total capital*	40.7%	41.3%
*    Represents shareholders’ equity, net non-current deferred income tax liabilities, and debt.
The increase in the ratio of short-term debt as a percentage of total debt at June 30, 2021 was driven by our reclassification of certain notes from long-term to short-term.
Cash and Short-Term Investments
At June 30, 2021, total worldwide cash and short-term investments, including restricted cash, were approximately $3.306 billion, which were largely held in the United States.
Financing Facilities
We have a five-year senior unsecured revolving credit facility in place which will expire in December 2022. The facility currently provides for borrowings of up to $2.63 billion. We are also able to issue up to $100 million in letters of credit under this revolving credit facility. We use proceeds from this facility to fund general corporate needs. There were no borrowings outstanding under the revolving credit facility at June 30, 2021.
The agreements for our revolving credit facility contained the following financial covenants. We were in compliance with these covenants as of June 30, 2021.
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
◦3.75-to-1 thereafter.
We also have informal lines of credit outside the United States. We may, from time to time, access the commercial paper market as we manage working capital over the normal course of our business activities. We had no commercial paper borrowings outstanding as of June 30, 2021. Also, over the normal course of our business activities, we transfer certain trade receivable assets to third parties under factoring agreements. Additional disclosures regarding sales of trade receivable assets are provided in Note 12 in the Notes to Condensed Consolidated Financial Statements.

Access to Capital and Credit Ratings
In January 2021, Standard & Poor's Ratings Services affirmed our September 30, 2020 ratings and revised the agency's outlook on our ratings to Stable from Negative. Also in January 2021, Moody's Investor Service (“Moody's”) upgraded our senior unsecured rating to Baa3 from Ba1, as well as our commercial paper rating to P-3 from NP. Moody’s also affirmed its positive outlook on our ratings. In May 2021, Fitch Ratings affirmed our September 30, 2020 rating and revised its outlook on our ratings from Stable to Positive.
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

Cautionary Statement Regarding Forward-Looking Statements
This report includes forward-looking statements within the meaning of the federal securities laws. BD and its representatives may also, from time to time, make certain forward-looking statements in publicly released materials, both written and oral, including statements contained in filings with the SEC, press releases, and our reports to shareholders. Forward-looking statements may be identified by the use of words such as “plan,” “expect,” “believe,” “intend,” “will,” “may,” “anticipate,” “estimate” and other words of similar meaning in conjunction with, among other things, discussions of future operations and financial performance (including volume growth, pricing, sales and earnings per share growth, and cash flows) and statements regarding our strategy for growth, future product development, regulatory approvals, competitive position and expenditures. This report also includes forward-looking statements regarding the proposed spin-off of the Diabetes Care business, including the anticipated benefits of the spin-off and the expected timing of completion of the spin-off. All statements that address our future operating performance or events or developments that we expect or anticipate will occur in the future are forward-looking statements.
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
The following are some important factors that could cause our actual results to differ from our expectations in any forward-looking statements. For further discussion of certain of these factors, see Item 1A. Risk Factors in our 2020 Annual Report and in our Quarterly Report on Form 10-Q for the period ended March 31, 2021.
•Any impact of the COVID-19 pandemic on our business, including, without limitation, decreases in the demand for our products or disruptions to our operations or our supply chain, and factors such as vaccine availability and utilization and increased competition that could impact the demand and pricing for our COVID-19 diagnostics testing.
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
•Changes in the domestic and foreign healthcare industry or in medical practices that result in a reduction in procedures using our products or increased pricing pressures, including cost reduction measures instituted by and the continued consolidation among healthcare providers.
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
•Increases in operating costs, including fluctuations in the cost and availability of oil-based resins and other raw materials, as well as certain components, used in our products, labor shortages or increased labor costs, the ability to maintain favorable supplier and service arrangements and relationships (particularly with respect to sole-source suppliers and sterilization services), and the potential adverse effects of any disruption in the availability of such items and services.
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
•Difficulties inherent in product development, including the potential inability to successfully continue technological innovation, successfully complete clinical trials, obtain and maintain regulatory approvals and registrations in the United States and abroad, obtain intellectual property protection for our products, obtain coverage and adequate reimbursement for new products, or gain and maintain market approval of products, as well as the possibility of infringement claims by competitors with respect to patents or other intellectual property rights, all of which can preclude or delay commercialization of a product. Delays in obtaining necessary approvals or clearances from FDA or other regulatory agencies or changes in the regulatory process may also delay product launches and increase development costs.
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
•Product efficacy or safety concerns regarding our products resulting in product holds or recalls, regulatory action on the part of the FDA or foreign counterparts (including restrictions on future product clearances and civil penalties), declining sales and product liability claims, and damage to our reputation. As a result of the CareFusion acquisition, our U.S. infusion pump business is operating under a Consent Decree with the FDA. The Consent Decree authorizes the FDA, in the event of any violations in the future, to order our U.S. infusion pump business to cease manufacturing and distributing products, recall products or take other actions, and order the payment of significant monetary damages if the business subject to the decree fails to comply with any provision of the Consent Decree. We are undertaking remediation of our BD AlarisTM System and cannot fully commercialize the product until a 510(k) filing has been cleared by the FDA. No assurances can be given as to when clearance of the submission will be obtained from the FDA.
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
Item 4.    Controls and Procedures
An evaluation was carried out by BD’s management, with the participation of BD’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of BD’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of June 30, 2021. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were, as of the end of the period covered by this report, effective and designed to ensure that material information relating to BD and its consolidated subsidiaries would be made known to them by others within these entities.
There were no changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2021 identified in connection with the above-referenced evaluation that have materially affected, or are reasonably likely to materially affect, BD’s internal control over financial reporting.

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

Item 1A.    Risk Factors

There have been no material changes to the risk factors previously disclosed in Part I, Item 1A, of our 2020 Annual Report and in Part II, Item IA, of our Quarterly Report on Form 10-Q for the period ended March 31, 2021.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
The table below sets forth certain information regarding our purchases of common stock of BD during the quarter ended June 30, 2021.
Issuer Purchases of Equity Securities

For the three months ended June 30, 2021	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
April 1 – 30, 2021	1,262	$243.40	—	7,857,742
May 1 – 31, 2021	3,030,158	242.04	3,030,051	4,827,691
June 1 – 30, 2021	694,038	240.26	694,038	4,133,653
Total	3,725,458	$241.71	3,724,089	4,133,653
(1)Includes 1,369 shares purchased during the quarter in open market transactions by the trust relating to BD’s Deferred Compensation and Retirement Benefit Restoration Plan and 1996 Directors’ Deferral Plan.
(2)Represents shares purchased as further discussed in Note 3 of the Notes to Condensed Consolidated Financial Statements in this report. The repurchases were made pursuant to the repurchase program authorized by the Board of Directors on September 24, 2013 for 10 million shares, for which there is no expiration date.

Item 3.    Defaults Upon Senior Securities
Not applicable.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
Not applicable.
Item 6.    Exhibits

22	Subsidiary Issuer of Guaranteed Securities

31	Certifications of Chief Executive Officer and Chief Financial Officer, pursuant to SEC Rule 13a - 14(a).

32	Certifications of Chief Executive Officer and Chief Financial Officer, pursuant to Rule 13a - 14(b) and Section 1350 of Chapter 63 of Title 18 of the U.S. Code.

101	The following materials from this report, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Becton, Dickinson and Company
(Registrant)
Dated: August 5, 2021

/s/ Christopher Reidy
Christopher Reidy
Executive Vice President, Chief Financial Officer and Chief Administrative Officer
(Principal Financial Officer)

/s/ Thomas J. Spoerel
Thomas J. Spoerel
Senior Vice President, Controller and Chief Accounting Officer
(Principal Accounting Officer)