Form 10-K
period 2021-09-30
BECTON DICKINSON & CO
filed 2021-11-24
CIK 10795

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)
☑    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2021
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
COMMISSION FILE NUMBER: 001-4802
BECTON, DICKINSON AND COMPANY
(Exact name of registrant as specified in its charter)

New Jersey			22-0760120
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)
1 Becton Drive,	Franklin Lakes,	New Jersey	07417-1880
(Address of principal executive offices)			(Zip code)
Registrant’s telephone number, including area code (201) 847-6800
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common stock, par value $1.00	BDX	New York Stock Exchange
Depositary Shares, each representing a 1/20th interest in a share of 6.00% Mandatory Convertible Preferred Stock, Series B	BDXB	New York Stock Exchange
1.000% Notes due December 15, 2022	BDX22A	New York Stock Exchange
1.900% Notes due December 15, 2026	BDX26	New York Stock Exchange
1.401% Notes due May 24, 2023	BDX23A	New York Stock Exchange
3.020% Notes due May 24, 2025	BDX25	New York Stock Exchange
0.632% Notes due June 4, 2023	BDX/23A	New York Stock Exchange
1.208% Notes due June 4, 2026	BDX/26A	New York Stock Exchange
1.213% Notes due February 12, 2036	BDX/36	New York Stock Exchange
0.000% Notes due August 13, 2023	BDX23B	New York Stock Exchange
0.034% Notes due August 13, 2025	BDX25A	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☑        No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐        No  ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑        No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☑        No  ☐
Indicate by check mark whether the registrant is a "large accelerated filer," an "accelerated filer," a "non-accelerated filer," a "smaller reporting company," or an "emerging growth company."

Large accelerated filer	☑	Accelerated filer	☐	Non-accelerated filer	☐

Smaller reporting company	☐	Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.					☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐        No  ☑
As of March 31, 2021, the aggregate market value of the registrant’s outstanding common stock held by non-affiliates of the registrant was approximately $70,616,222,365.
As of October 31, 2021, 284,023,582 shares of the registrant’s common stock were outstanding.
Documents Incorporated by Reference Portions of the registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held January 25, 2022 are incorporated by reference into Part III hereof.

PART I
Item  1.    Business.
General
Becton, Dickinson and Company (also referred to herein as "BD") was incorporated under the laws of the State of New Jersey in November 1906, as successor to a New York business started in 1897. BD’s executive offices are located at 1 Becton Drive, Franklin Lakes, New Jersey 07417-1880, and its telephone number is (201) 847-6800. All references in this Form 10-K to "BD", "the Company", "we", "our" or "us" refer to Becton, Dickinson and Company and its domestic and foreign subsidiaries, unless otherwise indicated by the context.
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
Business Segments
BD’s operations consist of three worldwide business segments: BD Medical, BD Life Sciences and BD Interventional. Information with respect to BD’s business segments is included in Note 7 to the consolidated financial statements contained in Item 8. Financial Statements and Supplementary Data, and is incorporated herein by reference.
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
Pharmaceutical Systems
Prefillable drug delivery systems - prefillable syringes, safety, shielding and self-injection systems and support services (combination product testing, technical and regulatory) - provided to pharmaceutical companies for use as containers for injectable pharmaceutical products, which are then placed on the market as drug/device combinations.

BD Life Sciences
BD Life Sciences provides products for the safe collection and transport of diagnostics specimens, and instruments and reagent systems to detect a broad range of infectious diseases, healthcare-associated infections and cancers. In addition, BD Life Sciences produces research and clinical tools that facilitate the study of cells, and the components of cells, to gain a better understanding of normal and disease processes. That information is used to aid the discovery and development of new drugs and vaccines, and to improve the diagnosis and management of diseases. The primary customers served by BD Life Sciences are hospitals, laboratories and clinics; blood banks; healthcare workers; public health agencies; physicians’ office practices; retail pharmacies; academic and government institutions; and pharmaceutical and biotechnology companies. With the emergency use authorization approval of the At Home COVID-19 test, BD Life Sciences also serves patients directly. BD Life Sciences consists of the following organizational units:

Organizational Unit	Principal Product Lines
Integrated Diagnostic Solutions
Integrated systems for specimen collection; safety-engineered blood collection products and systems; automated blood culturing and tuberculosis culturing systems; molecular testing systems for infectious diseases and women’s health; microorganism identification and drug susceptibility systems; liquid-based cytology systems and HPV tests for cervical cancer screening; rapid diagnostic assays for testing of respiratory infections; microbiology laboratory automation; and plated media for clinical and industrial applications.

Biosciences
Fluorescence-activated cell sorters and analyzers; antibodies and kits for performing cell analysis; reagent systems for life science research; solutions for high-throughput single-cell gene expression analysis; and clinical oncology, immunological (HIV) and transplantation diagnostic/monitoring reagents and analyzers.

BD Interventional
BD Interventional provides vascular, urology, oncology and surgical specialty products that are intended, with the exception of the V. Mueller™ surgical and laparoscopic instrumentation products, to be used once and then discarded or are either temporarily or permanently implanted. The primary customers served by BD Interventional are hospitals, individual healthcare professionals, extended care facilities, alternate site facilities, and patients via our Homecare business. BD Interventional consists of the following organizational units:

Organizational Unit	Principal Product Lines
Surgery	Hernia and soft tissue repair, biological grafts, bioresorbable grafts, biosurgery, and other surgical products; BD ChloraPrep™ surgical infection prevention products; and V. Mueller™ surgical and laparoscopic instrumentation products.
Peripheral Intervention
Percutaneous transluminal angioplasty (“PTA”) balloon catheters, peripheral vascular stents, self-expanding and balloon-expandable stent grafts, vascular grafts, drug coated balloons, ports, biopsy, chronic dialysis, feeding, inferior vena catheter filters, endovascular fistula creation devices and drainage products, and atherectomy and thrombectomy systems.

Urology and Critical Care	Urine management & measurement devices, urological drainage products, intermittent catheters, kidney stone management devices, Targeted Temperature Management, and fecal management devices.

Divestiture
Advanced Bioprocessing
In October 2018, BD completed the sale of its Life Sciences segment’s Advanced Bioprocessing business pursuant to a definitive agreement that was signed in September 2018.
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
Distribution
BD’s products are marketed and distributed in the United States and internationally through independent distribution channels, and directly to hospitals and other healthcare institutions by BD and independent sales representatives. BD uses acute care, non-acute care, laboratory and drug wholesaler distributors to broadly support our overall disposable product demand from our end user customers in the United States. In international markets, products are distributed either directly or through distributors, with the practice varying by country. Order backlog is not material to BD’s business inasmuch as orders for BD products generally are received and filled on a current basis. BD’s worldwide sales are not generally seasonal, with the exception of certain medical devices in the Medication Delivery Solutions business unit, and flu diagnostic products in the Integrated Diagnostic Systems business unit, both of which relate to seasonal diseases such as influenza. In order to service its customers, optimize logistics, lower facilities costs and reduce finished goods inventory levels, BD operates consolidated distribution facilities globally.
Raw Materials and Components
BD purchases many different types of raw materials and components, including plastics, glass, metals, textiles, paper products, agricultural products, electronic and mechanical sub-assemblies and various biological, chemical and petrochemical products. BD seeks to ensure continuity of supply by securing multiple options for sourcing. However, there are situations where raw materials and components are only available from one supplier, which are referred to as sole sourced. The use of sole sourced materials and components may be due to sourcing of proprietary and/or patented technology and processes that are intended to provide a unique market differentiation to our product. In other cases, while a raw material or component can be sourced from multiple manufacturers, only one supplier is qualified due to quality assurance, cost or other considerations. In order to provide alternate sources, BD must complete a rigorous qualification process, which most often includes completion of regulatory registration and approval. If clinical trials are not required, this qualification process can take 3-18 months depending on the criticality of the change. When clinical trials are required, this process may lengthen the qualification phase from one to three years. BD continuously assesses its sole sourced raw materials and components, and maintains business continuity plans with its suppliers. BD’s continuity plans may include securing secondary supply with alternate suppliers, qualification of alternate manufacturing facilities, maintaining contingency stock, internal development of supply and establishment of technology escrow accounts. While BD works closely with its suppliers, no assurance can be given that these efforts will be successful, and there may be events that cause supply interruption, reduction or termination that adversely impacts BD’s ability to manufacture and sell certain products. See further discussion of the risks related to the supply chain and raw materials in Item 1A. Risk Factors.
Research and Development
BD conducts its research and development (“R&D”) activities at its operating units and across global enterprise centers of excellence located in the United States, India, China, Singapore, and Ireland. The majority of BD’s R&D activities are conducted in North America. Outside North America, BD has a significant R&D presence in Greater Asia and Europe. BD also collaborates with certain universities, medical centers and other entities on R&D programs and retains individual consultants and partners to support its efforts in specialized fields.
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
Competition
BD operates in the increasingly complex and challenging medical technology marketplace. Technological advances and scientific discoveries have accelerated the pace of change in medical technology, the regulatory environment of medical products is becoming more complex and vigorous, and economic conditions have resulted in a challenging market. Companies of varying sizes compete in the global medical technology field. Some are more specialized than BD with respect to particular markets, and some have greater financial resources than BD. New companies have entered the field, particularly in the areas of molecular diagnostics, safety-engineered devices and in the life sciences, and established companies have diversified their business activities into the medical technology area. Other firms engaged in the distribution of medical technology products have become manufacturers of medical devices and instruments as well. Acquisitions and collaborations by and among companies seeking a competitive advantage also affect the competitive environment. In addition, the entry into the market of low-cost manufacturers has created increased pricing pressures. BD competes in this evolving marketplace on the basis of many factors, including price, quality, innovation, service, reputation, distribution and promotion. The impact of these factors on BD’s competitive position varies among BD’s various product offerings. In order to remain competitive in the industries in which it operates, BD continues to make investments in R&D, quality management, quality improvement, product innovation and productivity improvement in support of its core strategies. See further discussion of the risks relating to competition in the medical technology industry in Item 1A. Risk Factors.
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
Consent Decree with FDA
Our infusion pump organizational unit is operating under an amended consent decree entered into by CareFusion with the FDA in 2007. CareFusion’s consent decree with the FDA is related to its Alaris™ SE infusion pumps. In February 2009, CareFusion and the FDA amended the consent decree to include all infusion pumps manufactured by or for CareFusion 303, Inc., the organizational unit that manufactures and sells BD Alaris™ infusion pumps in the United States. The amended consent decree does not apply to intravenous administration sets and accessories.
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
We also cannot currently predict whether additional monetary investment will be incurred to resolve this matter or the matter’s ultimate impact on our business. We may be obligated to pay more costs in the future because, among other things, the FDA may determine that we are not fully compliant with the amended consent decree and therefore impose penalties under the amended consent decree, and/or we may be subject to future proceedings and litigation relating to the matters addressed in the amended consent decree, including, but not limited to, fines, penalties, other monetary remedies, and expansion of the terms of the amended consent decree. As of September 30, 2021, we do not believe that a loss is probable in connection with the amended consent decree, and accordingly, we have no accruals associated with compliance with the amended consent decree.
We are undertaking certain remediation of our BD Alaris System, and are currently shipping the product in the U.S., only in cases of medical necessity and to remediate recalled software versions. We will not be able to fully resume commercial operations for the BD Alaris System in the U.S. until a 510(k) submission relating to the product has been cleared by the FDA. No assurances can be given as to when or if clearance will be obtained from the FDA.
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
Consent Order - Covington, Georgia, USA
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
At a broader level, several states have increased the regulatory requirements associated with the use and emission of ethylene oxide, the most frequently used sterilant for medical devices and health care products in the U.S. This increased regulation could require BD or sterilization service providers, including providers used by BD, to temporarily suspend operations to install additional air quality controls, limit the use of ethylene oxide or take other actions, which would further reduce the available capacity of third-party providers to sterilize medical devices and health care products. A few states have filed lawsuits to require additional air quality controls and expand limitations on the use of ethylene oxide at sterilization facilities. In December 2020, the State of New Mexico filed a lawsuit seeking a temporary restraining order and a preliminary and permanent injunction against a major medical device sterilizer, which sterilizes certain of our surgery products, to reduce ethylene oxide emissions associated with their sterilization process. On the federal level, in late 2019, the U.S. Environmental Protection Agency provided notice that it would be conducting rulemaking to reconsider federal regulations applicable to the use and emission of ethylene oxide. If any such proceedings or rulemaking result in the suspension of sterilization operations at BD or at medical device sterilizers used by BD, or otherwise limit the availability of third-party sterilization capacity, this could interrupt or otherwise adversely impact production of certain of our products. BD has business continuity plans in place to mitigate the impact of any such disruptions, although these plans may not be able to fully offset such impact, for the reasons noted above.
For further discussion of risks relating to the regulations to which we are subject, see Item 1A. Risk Factors.

Human Capital Management
At BD, our associates are guided by our Purpose, advancing the world of health and The BD WAY, our culture and values. Each empowers our associates to contribute individuality, unique ideas, and experiences to fuel innovation and better patient outcomes. As of September 30, 2021, BD is comprised of approximately 75,000 associates located in over 62 countries. Attracting, developing and retaining talented people in technical, marketing, sales, research and other positions is crucial to executing our strategy and our ability to compete effectively in a highly competitive medical technology industry. Our ability to recruit and retain such talent depends on several factors, including compensation and benefits, talent development and career opportunities, and our unique culture. To that end, we continually invest in our associates in order to be an employer of choice.
Inclusion, Diversity & Equity
We continually engage a workforce that reflects the communities we live and work in and the customers and patients we serve, and that possesses a broad range of thought and experiences which have helped BD achieve our leadership position in the medical technology industry and the global marketplace. A key component of our journey to continually build a better BD is our commitment to global inclusion, diversity and equity ("ID&E"). We believe this commitment allows us to better our understanding of patient and customer needs and develop technologies to meet those needs. Our ID&E efforts have garnered recognitions, including Best Places to Work for Disability and LGBTQ Inclusion, Bloomberg’s Gender Equality Index, and Diversity Inc.’s Noteworthy Companies.
While we continue to demonstrate progress in the diverse representation of our workforce, we seek to continuously improve in this area. Each year, we establish annual corporate ID&E goals to improve hiring, development, advancement, and retention of diverse talent, and to advance our culture of inclusion. In addition, our executive leaders serve as sponsors of our nine associate-led resource groups ("ARGs") who are empowered to set strategic goals that drive belonging, allyship, community service and professional development.
Externally, we are building on our existing momentum and remain involved in industry ID&E efforts with the Advanced Medical Technology Association (AdvaMed) to improve diversity in the medical technology industry. We remain committed to support and partner with the United Nation’s Open for Business, United Negro College Fund, the Equal Justice Initiative (“EJI”) and our BD Helping Build Healthy Communities initiative. Through the BD Helping Build Healthy Communities™ initiative, we committed $22.6 million to support Direct Relief and the National Association of Community Health Centers in expanding the innovative practices of U.S. community health centers, which collectively serve more than 30 million U.S. patients, the majority of which are in underserved communities. We also built upon our support for the EJI, taking the opportunity to engage our associates in a 21-Day Racial Equity and Social Justice Challenge to bring further awareness and understanding of social and racial justice issues. For each associate that engaged with the challenge, we committed an additional monetary donation to the EJI.

BD 2021 Workforce Diversity Representation

	Gender (Global)	Year-Over-Year Improvement	Race (U.S. Only)	Year-Over-Year Improvement
Executive	30%	+2%	20%	—
Management	40%	+1%	29%	+1%
All associates	49%	—	38%	—
For the above table, we define “executives” as associates in positions of vice president and above. “Management” positions are defined as those in manager, director or equivalent roles. Information regarding race and gender is based on information provided by associates.

Associate Growth and Development

At BD we are accountable for learning and growing every day. Our commitment to continuous improvement helps us to become the best version of ourselves. We invest significant resources to develop talent with the right capabilities to deliver the growth and innovation needed to support our strategy. We have launched an enhanced Strategic Organizational Planning process in order to build the organizational capabilities required in the years to come. We offer associates and their managers a number of tools to help in their personal and professional development, including career development plans, mentoring programs and in-house learning opportunities, including BD University, our in-house continuing education program that follows a "leaders-as-teachers" approach. We also have a deeply-rooted practice of investing in our next generation of leaders and offer associates a number of leadership development programs, including programs dedicated to specific areas, such as finance and technology. This year we have launched several new flagship programs to help our more than 8,000 People Managers to become even more efficient as managers and in the coming years we will continue to roll-out programs that help leaders create work environments that facilitate growth and success. We have, in addition, conducted several virtual programs for our Executive Leaders to support them in their role as company leaders responsible for navigating the pandemic. We believe in and encourage in our associates and leaders a Growth Mindset, a belief that qualities and talents can be developed through dedication and hard work, and have aligned our performance management system to support our culture evolution and increased focus on continuous learning and development.
Associate Engagement
As we work to continuously make an impact on how healthcare is delivered, we believe it is critical that our associates are informed, engaged and have the opportunity to provide feedback. We communicate frequently and transparently with our associates through a variety of communication methods, including video and written communications, town hall meetings, associate surveys and our company intranet, and acknowledge individual contributions to BD through a number of rewards and recognition award programs. We believe these engagement efforts keep associates informed about our strategy, culture and purpose and motivated to do their best work. As a result of the COVID-19 pandemic, we also further strengthened our digital communication and social networking platforms. Our communications throughout the pandemic have kept our associates informed on critical priorities, important actions being taken by management in response to the pandemic, and continued efforts to protect associate health, safety and well-being.
In addition to helping associates stay engaged, we also work to foster and reinforce an inclusive culture where diverse perspectives are valued. This year, our ARGs hosted company-wide dialogues and panel sessions to advance our business and cultural priorities and engage associates on timely topics on racial injustice, immigration, allyship, health care inequity and access, voting rights, mental health and parent-caregiver considerations during a pandemic. We continue to engage in discussions as a company on intersectionality, inclusion and belonging.
We seek ongoing feedback to better understand what we are doing well and how we can improve the associate experience. In addition to encouraging a speak up culture between associates, their managers, and cross functional teams, we conduct employee engagement surveys to provide all associates with an opportunity to share their perspective and we take appropriate action in response.
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
Compensation, Benefits and Well-being
We are committed to rewarding, supporting, and developing the associates who make it possible to deliver on our strategy. To that end, we offer a comprehensive total rewards program aimed at promoting overall well-being in support of the varying health, home-life and financial needs of our diverse and global associates. Our total rewards packages (which vary by location) include market-competitive pay, broad-based stock grants and bonuses, healthcare benefits, pension and retirement savings plans, paid time off and family leave, flexible work schedules, on-site health and fitness centers, free physicals and flu vaccinations, well-being education and resources, Employee Assistance Programs and other mental health support and resources. Each year we review and implement program enhancements and investments to ensure our benefits are inclusive and representative of the needs of BD associates and their families. Additionally, over the last few years in the U.S., we have increased efforts to mitigate the impact of rising healthcare costs and to offer more affordable benefit options, with a specific focus on affordability for BD associates earning $50,000 per year or less.
BD is also committed to compensating all associates fairly and equitably for their contributions to company performance. For 2021, we conducted a pay equity assessment for associates in 57 countries to identify and remedy any potential pay disparity issues.
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
In addition, the written charters of the Audit Committee; the Compensation and Human Capital Committee; the Corporate Governance and Nominating Committee; the Executive Committee; the Quality and Regulatory Committee; and the Science, Marketing, Innovation and Technology Committee of the Board of Directors, BD’s Corporate Governance Principles and its Code of Conduct, are available and may be printed free of charge at BD’s website at investors.bd.com/corporate-governance. Printed copies of these materials, this 2021 Annual Report on Form 10-K, and BD’s reports and statements filed with, or furnished to, the SEC, may also be obtained, without charge, by contacting the Corporate Secretary, BD, 1 Becton Drive, Franklin Lakes, New Jersey 07417-1880, telephone 201-847-6800. In addition, the SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov.
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
Business, Economic and Industry Risks
We are subject to risks associated with public health threats, including the COVID-19 pandemic, which has had, and may continue to have, a material adverse effect on our business. The nature and extent of future impacts are highly uncertain and unpredictable.
We are subject to risks associated with public health threats, including epidemics and pandemics such as the COVID-19 pandemic. The outbreak of COVID-19 in 2020 and the travel restrictions, quarantines and other actions taken by governments and the private sector to slow the spread of the virus resulted in a global economic slowdown, and caused healthcare systems to divert resources to manage the pandemic. These measures led to unprecedented restrictions on and disruptions in businesses and personal activities. As a result, we experienced significant reductions in the demand for certain of our products due to reductions in elective and non-essential procedures, lower utilization of routine testing and related specimen collection, reduced capital spend by customers and a decrease in research activity due to laboratory closures and reduced clinical testing. Any resurgences in COVID-19 infections or new strains of the virus could result in the imposition of new governmental lockdowns, quarantine requirements or other restrictions to slow the spread of the virus, or the deferral of elective medical procedures, which could weaken demand for certain of our products. These measures could include determinations that our or our suppliers’ facilities are not essential businesses that could result in closures or other restrictions that significantly disrupt our operations or those of distributors or suppliers in our supply chain. While COVID-19 case volumes have decreased in the U.S and certain other countries, the global outlook remains uncertain as case counts fluctuate and vaccination rates remain relatively low in many parts of the world. Going forward, medical procedure rates may vary by country based on regional COVID-19 infection and vaccination rates, hospital occupancy and staffing levels, transportation limitations, quarantines and other restrictions, and the emergence of new COVID-19 variants.
In addition, the COVID-19 pandemic has impacted our global supply chain network, and we may experience disruptions or delays in shipments of certain materials or components used in our products. We have experienced, and may continue to experience, significant challenges to our global transportation channels and other aspects of the global supply chain network, including to the cost and availability of raw materials and components due to shortages and resulting cost inflation. Any such delays or shortages may result in our inability to meet customer demand for our products and as COVID-19 conditions improve, there may be unpredictable increases in demand for certain of our products, which may pose challenges to our supply chain and could adversely affect our business. While utilization rates for most of our products have largely recovered to pre-pandemic levels, future deferrals of elective medical procedures and/or the imposition of new governmental restrictions due to resurgences in COVID-19 infections or new strains of the virus may weaken demand for certain of our products and/or disrupt our operations. In addition, in response to the pandemic, we developed and launched multiple products for the detection and identification of COVID-19, including tests for our BD Max™ molecular System and BD Veritor™ Plus System, and there are a number of factors, including the rate of vaccination and the availability of competitive products, that could impact the level of demand and pricing for our COVID-19 diagnostics testing.
Additionally, on September 9, 2021, President Biden issued an executive order requiring all employers with U.S. Government contracts to require that their U.S.-based employees, contractors, and certain subcontractors, that work on or in support of U.S. Government contracts, are fully vaccinated as set forth in the executive order, except for any employees with a medical or religious exemption. As a U.S. Government contractor, we are required to comply with the executive order. The implementation of these requirements may result in employee attrition, which could be material as a substantial number of our manufacturing and distribution center employees are based in areas of the country where vaccination rates are below the national average. If we were to lose employees, it may be difficult or very costly in the current competitive labor market to find and recruit replacement employees, and this could have a material adverse effect on our business, results of operations and financial condition. Furthermore, on September 9, 2021, President Biden announced that he has directed The Department of Labor's Occupational Safety and Health Administration (“OSHA”) to develop an Emergency Temporary Standard (“ETS”) mandating either the full vaccination or weekly testing of employees for employers with 100 or more employees. On November 4, 2021, OSHA issued the ETS, which requires employers with 100 or more employees to develop, implement and enforce a mandatory COVID-19 vaccination policy, unless they adopt a policy requiring employees to choose to either be vaccinated or undergo regular COVID-19 testing and wear a face covering at work. The ETS and the executive order are effective as of January 4, 2022. On November 12, 2021, the U.S. Court of Appeals for the Fifth Circuit granted a motion to stay OSHA’s ETS and ordered that OSHA take no further steps to implement or enforce the ETS until a further court order. Due to the pending litigation, OSHA has suspended activities related to the implementation and enforcement of the ETS pending future developments. It is currently not possible to predict with certainty the impact the executive order or OSHA’s ETS will have on our workforce. Additional vaccine mandates may also be implemented in other jurisdictions in which we operate.
The scope and duration of the pandemic, including future resurgences globally, the pace at which government restrictions are lifted or whether additional actions may be taken to contain the virus, the global vaccination rate, the speed and extent to which global markets and utilization rates for our products fully recover from the disruptions caused by the pandemic, and the impact of these factors on our business, financial condition and results of operations, will depend on future developments that are highly uncertain and cannot be predicted with confidence.
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
A significant element of our strategy is to increase revenue growth by focusing on innovation and new product development. New product development requires significant investment in R&D, clinical trials and regulatory approvals. The results of our product development efforts may be affected by a number of factors, including our ability to anticipate customer needs, innovate and develop new products and technologies, successfully complete clinical trials, obtain regulatory approvals and reimbursement in the United States and abroad, manufacture products in a cost-effective manner, obtain appropriate intellectual property protection, and gain and maintain market acceptance of our products. In addition, patents attained by others can preclude or delay our commercialization of a product. There can be no assurance that any products now in development or that we may seek to develop in the future will achieve technological feasibility, obtain regulatory approval or gain market acceptance.
Our international operations subject us to certain business risks.
A substantial amount of our sales come from our operations outside the United States, and we intend to continue to pursue growth opportunities in foreign markets, especially in emerging markets. Our foreign operations subject us to certain risks relating to, among other things, fluctuations in foreign currency exchange (discussed above), local political conditions, general economic conditions such as inflation, deflation, interest rate volatility and credit availability, competition from local companies, increases in trade protectionism, U.S. relations with the governments of the foreign countries in which we operate, foreign regulatory requirements or changes in such requirements, changes in local health care payment systems and health care delivery systems, local product preferences and requirements, longer payment terms for account receivables than we experience in the U.S., difficulty in establishing, staffing and managing foreign operations, changes to international trade agreements and treaties, changes in tax laws, weakening or loss of the protection of intellectual property rights in some countries, and import or export licensing requirements. The success of our operations outside the United States also depends, in part, on our ability to make necessary infrastructure enhancements to, among other things, our production facilities and sales and distribution networks. These and other factors may adversely impact our ability to pursue our growth strategy in these markets.
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
Our ability to compete effectively depends upon our ability to attract and retain executives and other key employees. Competition for experienced employees, particularly for persons with specialized skills, can be intense. Additionally, we need qualified managers and skilled employees with technical, manufacturing and distribution experience to operate our business successfully. Our ability to recruit and retain such talent will depend on a number of factors, including compensation and benefits, work location and work environment. From time to time there may be shortages of skilled labor, which may make it more difficult for us to attract and retain qualified employees or lead to increased labor costs. If we cannot effectively recruit and retain qualified executives and employees, our business could be adversely affected.
For a further discussion of risks related to the Biden administration vaccine mandates, see the above-referenced Risk Factor, “We are subject to risks associated with public health threats, including the COVID-19 pandemic, which has had, and may continue to have, a material adverse effect on our business. The nature and extent of future impacts are highly uncertain and unpredictable.”
Operational Risks
Breaches of our information systems could have a material adverse effect on our operations.
We rely on information systems to process, transmit, and store electronic information in our day-to-day operations, including sensitive personal or proprietary information. In addition, some of our products include information systems that collect data regarding patients and patient therapy on behalf of our customers and some connect to our systems for maintenance purposes. Our information systems have been subjected to attack via malicious code execution, and cyber- or phishing- attacks, and we have experienced instances of unauthorized access to our systems in the past and expect to be subject to similar cyberattacks in the future. In addition to our own information, in the course of doing business, we sometimes store information with third parties that could be subject to attacks.
Cyberattacks could result in our intellectual property and other confidential information being accessed, destroyed or stolen, which could adversely affect our competitive position in the market. Likewise, we could suffer disruption of our operations and other significant negative consequences, including increased costs for security measures or remediation, diversion of management attention, litigation and damage to our relationships with vendors, business partners and customers. Unauthorized tampering, adulteration or interference with our products may also create issues with product functionality that could result in a loss of data, risk to patient safety, and product recalls or field actions. Cyberattacks could result in unauthorized access to our systems and products, which could also impact our compliance with privacy and other laws and regulations and could result in actions by regulatory bodies or civil litigation. While we will continue to dedicate significant resources to protect against unauthorized access to our systems and products, and work with government authorities and third-party providers to detect and reduce the risk of future cyber incidents, cyberattacks are becoming more sophisticated, frequent and adaptive. There can be no assurances that these protective measures will prevent future attacks that could have a material adverse impact on our business.
Cost volatility could adversely affect our operations.
Our results of operations could be negatively impacted by volatility in the cost of raw materials, components, freight and energy that, in turn, increases the costs of producing and distributing our products. New laws or regulations adopted in response to climate change could also increase energy and transportation costs, as well as the costs of certain raw materials and components. In particular, we purchase supplies of resins, which are oil-based components used in the manufacture of certain products, and any significant increases in resin costs could adversely impact future operating results. Increases in oil prices can also increase our packaging and transportation costs. Recently, the costs of raw materials, transportation, construction, services, and energy necessary for the production and distribution of our products have increased significantly. While we have implemented cost containment measures, selective price increases and taken other actions to offset these inflationary pressures in our supply chain, we may not be able to completely offset all the increases in our operational costs.

A reduction or interruption in the supply of certain raw materials and components could adversely affect our operating results.
We purchase many different types of raw materials and components used in our products. Certain raw materials and components are not available from multiple sources. In addition, for quality assurance, cost-effectiveness and other reasons, certain raw materials and components are purchased from sole suppliers. The price and supply of these materials and components may be impacted or disrupted for reasons beyond our control including supplier shutdowns, transportation delays, inflationary pricing pressures, work stoppages, labor shortages and governmental regulatory actions. We have experienced, and may continue to experience, significant challenges to our global transportation channels and other aspects of the global supply chain network, including to the cost and availability of raw materials and components due to shortages and resulting cost inflation. The U.S. and other governments may enact or use laws and regulations, such as the Defense Production Act or export restrictions, to ensure availability of needed COVID-19 testing and vaccination delivery devices. Any such action may impact our global supply chain network. While we work with suppliers to ensure continuity of supply and service, no assurance can be given that these efforts will be successful. In addition, due to regulatory requirements relating to the qualification of suppliers, we may not be able to establish additional or replacement sources on a timely basis or without excessive cost. The termination, reduction or interruption in supply of these raw materials and components could adversely impact our ability to manufacture and sell certain of our products, which could have an adverse impact on our business, financial condition and results of operations.

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
At a broader level, several states have increased the regulatory requirements associated with the use and emission of ethylene oxide for sterilization. This increased regulation could require BD or sterilization service providers, including providers used by BD, to temporarily suspend operations, limit the use of ethylene oxide or take other actions, which would further reduce the available capacity of third-party providers to sterilize medical devices and health care products. Federal agencies may also regulate the use and emission of ethylene oxide. If any such regulatory actions or rulemaking result in the suspension of sterilization operations at BD or at medical device sterilizers used by BD, or otherwise limit the availability of third-party sterilization capacity, this could interrupt or otherwise adversely impact production of certain of our products. See “Item 1. Business - Regulation” for a discussion of the consent order BD entered into with the Environmental Protection Division of the Georgia Department of Natural Resources.

Our business and operations are subject to risks related to climate change.
The long-term effects of global climate change present risks to our business. Extreme weather or other conditions caused by climate change could adversely impact our supply chain and the availability and cost of raw materials and components required for the operation of our business. Such conditions could also result in physical damage to products, plants and distribution centers, as well as the infrastructure and facilities of hospitals, medical care facilities and other customers. In addition, regulations intended to limit greenhouse gas emissions, such as taxes on fuel and energy, to mitigate the impacts of climate change may increase, which could increase our operating costs and the costs charged by suppliers. These events could adversely affect our operations and our financial performance.

Legal, Quality and Regulatory Risks

We are subject to lawsuits.
We are or have been a defendant in a number of lawsuits, including, among others, purported class action lawsuits for alleged antitrust violations and violations of federal securities laws, product liability claims (which may involve lawsuits seeking class action status or seeking to establish multi-district litigation proceedings, including pending claims relating to our hernia repair implant products, surgical continence and pelvic organ prolapse products for women and vena cava filter products), and suits alleging patent infringement. We have also been subject to government subpoenas and civil investigative demands seeking information with respect to alleged violations of law, including in connection with federal and/or state healthcare programs (such as Medicare or Medicaid), federal contracting requirements and/or sales and marketing practices. A more detailed description of certain litigation to which we are a party is contained in Note 5 to the consolidated financial statements included in Item 8. Financial Statements and Supplementary Data. We could be subject to additional lawsuits, governmental investigations, subpoenas and civil investigative demands in the future. Any such lawsuits, governmental investigations, subpoenas and civil investigative demands could ultimately have a material adverse effect on our results of operations, financial condition and liquidity, and could distract management from the operations of the business.
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
With respect to certain litigation, we believe that some settlements and judgments, as well as legal defense costs, may be covered in whole or in part under applicable insurance policies with a limited number of insurance companies, or, in some circumstances, indemnification obligations owed to us by other parties. However, amounts recovered under these arrangements may be less than the stated coverage limits or less than otherwise expected and may not be adequate to cover damages and/or costs. In addition, there is no guarantee that insurers or other parties will pay claims or that coverage or indemnity will be otherwise available. Also, for certain product liability claims or lawsuits, BD does not maintain or has limited remaining insurance coverage, and we may not be able to obtain additional insurance on acceptable terms or at all that will provide adequate protection against potential liabilities.

We are subject to extensive regulation.
Our operations are global and are affected by complex state, federal and international laws relating to healthcare, environmental protection, antitrust, anti-corruption, marketing, fraud and abuse (including anti-kickback and false claims laws), export control, product safety and efficacy, employment, privacy and other areas. Violations of these laws can result in criminal or civil sanctions, including substantial fines and, in some cases, exclusion from participation in health care programs such as Medicare and Medicaid. Environmental laws, particularly with respect to climate change and the emission of greenhouse gases, are also becoming more stringent throughout the world, which may increase our costs of operations or necessitate closures of or changes to our manufacturing plants or processes or those of our suppliers, or result in liability to BD. The enactment of additional laws in the future may increase our compliance costs or otherwise adversely impact our operations and financial performance.
We are subject to extensive regulation by the FDA pursuant to the Federal Food, Drug and Cosmetic Act, by comparable agencies in foreign countries, and by other regulatory agencies and governing bodies. Most of our products must receive clearance or approval from the FDA or counterpart regulatory agencies in other countries before they can be marketed or sold. The process for obtaining marketing approval or clearance may require us to incur significant costs in terms of time and resources, and these costs have been increasing due to increased requirements from the FDA and comparable governing bodies for supporting data for submissions. The regulatory process may also require changes to our products or result in limitations on the indicated uses of our products. Governmental agencies may also impose new requirements regarding registration, including, but not limited to, labeling or prohibited materials that require us to modify or re-register products already on the market or otherwise impact our ability to market our products in those countries.
Following the introduction of a product, these agencies also periodically review our manufacturing processes and product performance. Our failure to comply with the applicable good manufacturing practices, adverse event reporting, and other post market requirements of these agencies could delay or prevent the production, marketing or sale of our products and result in delays or suspensions of regulatory clearances, warning letters or consent decrees, closure of manufacturing sites, import bans, seizures or recalls of products, civil or criminal sanctions and damage to our reputation. More stringent oversight by the FDA and other agencies in recent years has resulted in increased enforcement activity, which increases our compliance risk.
We are operating under a consent decree with the FDA, entered into by CareFusion in 2007 and amended in 2009, that affects our Alaris™ infusion pump business in the United States. We are also currently operating under a warning letter issued by the FDA. For more information regarding the consent decree and warning letter, see “Regulation” under Item 1. Business.
As previously disclosed, we are undertaking certain remediation of our BD Alaris System, and are currently shipping the product in the U.S., only in cases of medical necessity and to remediate recalled software versions. We will not be able to fully resume commercial operations for the BD Alaris System in the U.S. until a 510(k) submission relating to the product has been cleared by the FDA. No assurance can be given as to when or if clearance will be obtained from the FDA.
In addition, the European Union (“EU”) has adopted the EU Medical Device Regulation (the “EU MDR”) and the In Vitro Diagnostic Regulation (the “EU IVDR”), each of which impose stricter requirements for the marketing and sale of medical devices, including in the area of clinical evidence requirements, quality systems and post-market surveillance. Effective May 2021, manufacturers of currently approved medical devices must meet the requirements of the EU MDR for self-certified devices and have until May 2024 to meet the requirements for medical devices with a valid conformity assessment certificate. Manufacturers of in vitro diagnostic medical devices have until May 2022 to meet the EU IVDR. Complying with and maintaining devices under these regulations requires us to incur significant expenditures. Failure to meet these requirements could adversely impact our business in the EU and other regions that tie their product registrations to EU conformity requirements.
We are also subject to complex and frequently changing privacy and data protection laws, rules and regulations in the U.S. as well as in all other regions where BD operates, regarding the collection, use, storage, transfer and other processing of personal information. Any actual or perceived noncompliance with these laws, rules and regulations could result in significant consequences for BD, including, among other things, business interruption, sanctions and significant pecuniary fines, regulatory inquiries and investigations, adverse publicity, loss of competitive advantage and customer trust, as well as privacy litigation and civil lawsuits with damages.
The importance of privacy laws, rules and regulations for the healthcare and med-tech industry is constantly growing, since personal data has become an integral part of doing business in our sector, and the legal climate, norms around data sharing, and the definition of meaningful privacy are evolving and becoming more complex worldwide.
For instance, the European General Data Protection Regulation (the “GDPR”), applicable as of 2018 and still one of the strictest and most comprehensive privacy laws in the world, is being continuously enforced, and increasingly heavy fines are now being levied on businesses. Fines for noncompliance with the GDPR can amount to up to €20 million or 4% of the total worldwide annual turnover from the preceding financial year (whichever is higher) and may be imposed in conjunction with the exercise of the authority’s investigatory and corrective powers. The GDPR’s extraterritorial scope makes it applicable to our U.S.-based legal entities whenever our business activities, systems and products process the personal data of EU residents.
Privacy laws, rules and regulations are also rapidly developing in other regions. Several states in the U.S. have introduced dedicated privacy laws (e.g., California and Virginia) or have draft privacy laws in the pipeline, and new privacy and data protection laws have come into effect in relevant countries like China, Brazil, India and South Korea. These laws impact BD businesses to the extent they rely on the use of personal data and pose the challenge of how to cope with a heterogeneous patchwork of laws, rules, regulations and industry standards while maintaining our global reach.
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

The agreements that govern our indebtedness impose restrictions that may affect our ability to operate our businesses.
The agreements that govern our indebtedness contain various affirmative and negative covenants that may, subject to certain significant exceptions, restrict the ability of certain of our subsidiaries to incur debt and the ability of us and certain of our subsidiaries to, among other things, have liens on our property, and/or merge or consolidate with any other person or sell or convey certain of our assets to any one person, engage in certain transactions with affiliates and change the nature of our business. In addition, the agreements also require us to comply with certain financial covenants, including financial ratios. Our ability and the ability of our subsidiaries to comply with these provisions may be affected by events beyond our control. Failure to comply with these covenants could result in an event of default, which, if not cured or waived, could accelerate our repayment obligations and could result in a default and acceleration under other agreements containing cross-default provisions. Under these circumstances, we might not have sufficient funds or other resources to satisfy all of our obligations.
Risks Relating to the Proposed Spin-off of the Diabetes Care Business

Risks relating to proposed spin-off.
On May 6, 2021, we announced our intention to spin off our Diabetes Care business as a separate publicly traded company to BD’s shareholders. The proposed spin-off is intended to be a tax-free transaction for U.S. federal income tax purposes and is expected to be completed in the first half of calendar year 2022, subject to the satisfaction of customary conditions, including final approval by BD’s Board of Directors and the effectiveness of a registration statement on Form 10 filed with the SEC.
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
Natural disasters, including the impacts of climate change, hurricanes, tornadoes, windstorms, fires, earthquakes and floods and other extreme weather events, global health pandemics, war, terrorism, labor disruptions and international conflicts, and actions taken by the United States and other governments or by our customers or suppliers in response to such events, could cause significant economic disruption and political and social instability in the United States and areas outside of the United States in which we operate. These events could result in decreased demand for our products, adversely affect our manufacturing and distribution capabilities, or increase the costs for or cause interruptions in the supply of materials from our suppliers.

Item  1B. Unresolved Staff Comments.
None.
Item 2.    Properties.
BD’s executive offices are located in Franklin Lakes, New Jersey. As of September 2021, BD owned or leased 325 facilities throughout the world, comprising approximately 25,018,032 square feet of manufacturing, warehousing, administrative, and research facilities. The U.S. facilities, including those in Puerto Rico, comprise approximately 7,966,863 square feet of owned and 4,501,209 square feet of leased space. The international facilities comprise approximately 9,638,055 square feet of owned and 2,911,904 square feet of leased space. Sales offices and distribution centers included in the total square footage are also located throughout the world.
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
The U.S. facilities are located in Alabama, Arizona, California, Connecticut, Florida, Georgia, Illinois, Maryland, Massachusetts, Minnesota, Missouri, Nebraska, New Jersey, New York, North Carolina, Ohio, Oklahoma, Oregon, Pennsylvania, Rhode Island, South Carolina, Tennessee, Texas, Utah, Virginia, Washington D.C., Washington, and Puerto Rico.
The international facilities are as follows:
- Europe, Middle East, Africa, which includes facilities in Austria, Belgium, Bosnia, the Czech Republic, Denmark, Egypt, England, Finland, France, Germany, Ghana, Greece, Hungary, Ireland, Israel, Italy, Kenya, Luxembourg, Netherlands, Norway, Pakistan, Poland, Portugal, Russia, Saudi Arabia, South Africa, Spain, Sweden, Switzerland, Turkey, the United Arab Emirates and Zambia.
- Greater Asia, which includes facilities in Australia, Bangladesh, China, India, Indonesia, Japan, Malaysia, New Zealand, the Philippines, Singapore, South Korea, Taiwan, Thailand and Vietnam.
- Latin America, which includes facilities in Argentina, Brazil, Chile, Colombia, the Dominican Republic, Mexico, Peru and Uruguay.
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

Name	Age	Position
Thomas E. Polen	48	Chairman since April 2021; Chief Executive Officer since January 2020; President since April 2017; Chief Operating Officer from October 2018 to January 2020; and Executive Vice President and President - Medical Segment from October 2014 to April 2017.
Simon D. Campion	50
Executive Vice President and President, Interventional Segment since September 2018; Worldwide President, BD Interventional - Surgery from December 2017 to September 2018; President, Davol (now part of our Surgery business), C.R. Bard, Inc. from July 2015 to December 2017; and prior thereto, Vice President and General Manager, Davol.

Alexandre Conroy	58	Executive Vice President and Chief Integrated Supply Chain Officer since February 2019; Worldwide President, Medication and Procedural Solutions from May 2017 to February 2019; and Executive Vice President and President, Europe, EMA and the Americas from June 2012 to May 2017.
Christopher J. DelOrefice	50	Executive Vice President and Chief Financial Officer since September 2021; Vice President, Investor Relations, Johnson & Johnson from August 2018 to August 2021; Vice President, Finance, North America Hospital Medical Devices, Johnson & Johnson from June 2017 to August 2018; and Vice President, Finance, North America, Johnson & Johnson Consumer, March 2014 to June 2017.
Antoine C. Ezell	52
Executive Vice President, President, North America and Chief Marketing Officer since October 2020; Executive Vice President and Chief Marketing Officer from January 2020 to October 2020; Vice President, Connected Care and Insulins, Eli Lilly and Company from January 2019 to January 2020; and prior thereto, Vice President, Enterprise Capabilities and Solutions, Eli Lilly; Chief Marketing Officer, Elanco Animal Health; and Chief Customer Officer, Eli Lilly.

Roland Goette	59	Executive Vice President and President, EMEA since May 2017; and President, Europe from October 2014 to May 2017.
David Hickey	59
Executive Vice President and President, Life Sciences Segment since January 2021; President, Integrated Diagnostics Solutions from October 2019 to January 2021; and President, Diagnostic Systems from July 2016 to September 2019.

Samrat S. Khichi	54
Executive Vice President, Corporate Development, Public Policy, Regulatory Affairs and General Counsel since September 2021; Executive Vice President, Public Policy, Regulatory Affairs and General Counsel from May 2019 to September 2021; Executive Vice President and General Counsel from December 2017 to May 2019; and Senior Vice President, General Counsel and Corporate Secretary, C.R. Bard, Inc. from July 2014 to December 2017.

Betty D. Larson	45	Executive Vice President and Chief Human Resources Officer since July 2018; Senior Vice President of Human Resources, Interventional Segment from December 2017 to July 2018; and Vice President, Human Resources, Chief Human Resources Officer, C.R. Bard, Inc. from September 2014 to December 2017.
James Lim	57	Executive Vice President and President, Greater Asia since June 2012.
Alberto Mas	60	Executive Vice President and President - Medical Segment since June 2018; Executive Vice President and President - Life Sciences Segment from October 2016 to June 2018; and Worldwide President - Diagnostic Systems from October 2013 to October 2016.
Christopher R. Reidy	64	Executive Vice President and Chief Administrative Officer since September 2021; and Executive Vice President, Chief Financial Officer and Chief Administrative Officer from July 2013 to September 2021.

PART II
Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
BD’s common stock is listed on the New York Stock Exchange under the symbol "BDX". As of October 31, 2021, there were approximately 11,998 shareholders of record.
The table below sets forth certain information regarding BD’s purchases of its common stock during the fiscal quarter ended September 30, 2021.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (2)
July 1-31, 2021 (3)	404,392	$242.56	403,159	3,730,494
August 1-31, 2021 (4)	2,515,405	$251.90	2,515,301	1,215,193
September 1-30, 2021	—	—	—	1,215,193
Total	2,919,797	$250.61	2,918,460	1,215,193

(1)Includes shares purchased during the quarter in open market transactions by the trust relating to BD’s Deferred Compensation and Retirement Benefit Restoration Plan and 1996 Directors’ Deferral Plan.
(2)The repurchases were made pursuant to the repurchase program authorized by the Board of Directors on September 24, 2013 for 10 million shares, for which there is no expiration date.
(3)Includes 403,000 shares received upon final settlement of a $500 million accelerated share repurchase (“ASR”) agreement executed in May 2021. The total average price paid per share in the table above reflects the volume weighted average price of BD's shares over the term of the ASR agreement. Additional disclosures regarding our share repurchase transactions are provided in Note 3 to the consolidated financial statements contained in Item 8. Financial Statements and Supplementary Data.
(4)Includes an initial delivery of 2,515,000 shares of our common stock received upon payment under an ASR agreement of $750 million which was executed in August 2021. We received an additional 462,000 shares in October 2021 based upon final settlement of the ASR agreement. The total average price paid per share in the table above reflects the volume weighted average price of BD's shares over the term of the ASR agreement.
In November 2021, the Board of Directors authorized BD to repurchase up to an additional 10 million shares of BD common stock, for which there is no expiration date.
Item 6.    (Reserved)

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
BD’s products are manufactured and sold worldwide. Our products are marketed in the United States and internationally through independent distribution channels and directly to end-users by BD and independent sales representatives. We organize our operations outside the United States as follows: EMEA (which includes Europe, the Middle East and Africa); Greater Asia (which includes countries in Greater China, Japan, South Asia, Southeast Asia, Korea, Australia and New Zealand); Latin America (which includes Mexico, Central America, the Caribbean and South America); and Canada. We continue to pursue growth opportunities in emerging markets, which include the following geographic regions: Eastern Europe, the Middle East, Africa, Latin America and certain countries within Greater Asia. We are primarily focused on certain countries whose healthcare systems are expanding.
Strategic Objectives
BD remains focused on delivering durable growth and creating shareholder value, while making appropriate investments for the future. BD 2025, our vehicle for value creation, is anchored in three key pillars: grow, simplify and empower. BD's management team aligns our operating model and investments with these key strategic pillars through continuous focus on the following underlying objectives:
Grow
•Developing and maintaining a strong portfolio of leading products and solutions that address significant unmet clinical needs, improve outcomes, and reduce costs;
•Focusing on our core products, services and solutions that deliver greater benefits to patients, healthcare workers and researchers;
•Investing in research and development that leads to and expands category leadership, as well as results in a robust product pipeline;
•Leveraging our global scale to expand our reach in providing access to affordable medical technologies around the world, including emerging markets;
•Supplementing our internal growth through strategic acquisitions in faster growing market segments;
•Driving an efficient capital structure and strong shareholder returns.
Simplify
•Driving operating effectiveness and margin expansion by placing controls on sourcing and transportation costs, as well as by increasing labor productivity and asset efficiencies;
•Focusing on cash management in order to improve balance sheet productivity;
•Working across our supply chain to reduce environmental impacts;

•Creating more resilient operations based on an enterprise-wide renewable energy strategy;
•Reducing complexity across our manufacturing network and rationalizing our product portfolio to optimize architecture, portfolio and business processes;
•Enhancing our quality and risk management systems;
•Simplifying our internal business processes.
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
In assessing the outcomes of these strategies as well as BD’s financial condition and operating performance, management generally reviews forecast data, monthly actual results, including segment sales, and other similar information. We also consider trends related to certain key financial data, including gross profit margin, selling and administrative expense, investment in research and development, return on invested capital, and cash flows.
BD’s Intention to Spin Off Diabetes Care
On May 6, 2021, we announced our intention to spin off our Diabetes Care business as a separate publicly traded company to BD’s shareholders. The proposed spin-off is intended to be a tax-free transaction for U.S. federal income tax purposes and is expected to be completed in the first half of calendar year 2022, subject to the satisfaction of customary conditions, including final approval from BD’s Board of Directors and the effectiveness of a registration statement on Form 10. The Company believes that as an independent, publicly traded entity, the Diabetes Care business will be positioned to more effectively allocate its capital and operational resources with a dedicated growth strategy. For further discussion of risks relating to the proposed spin-off of our Diabetes Care business, see Item 1A. Risk Factors—Risks Relating to the Proposed Spin-off of the Diabetes Care Business.
COVID-19 Pandemic Impacts and Response
A novel strain of coronavirus disease (“COVID-19”) was officially declared a pandemic by the World Health Organization in March 2020 and governments around the world have been implementing various measures to slow and control the ongoing spread of COVID-19. These government measures, as well as a shift in healthcare priorities, resulted in a significant decline in medical procedures in our fiscal year 2020. Demand for our products showed substantial recovery in our fiscal year 2021; however, regional resurgences in COVID-19 infections and the emergence of the Delta variant continued to impact the demand for certain of our products in our fiscal year 2021. Our 2021 revenues reflected a substantial benefit from sales related to COVID-19 diagnostic testing on the BD VeritorTM Plus and BD MaxTM Systems. The factors that affected our revenue growth in fiscal year 2021, including those related to the COVID-19 pandemic, are discussed in greater detail further below.
Due to the significant uncertainty that exists relative to the duration and overall impact of the COVID-19 pandemic, our future operating performance, particularly in the short-term, may be subject to volatility. While non-acute utilization rates for most of our products have largely recovered to pre-pandemic levels, resurgences in COVID-19 infections or new strains of the virus may weaken future demand for certain of our products and/or disrupt our operations. We also continue to see challenges posed by the pandemic to global transportation channels and other aspects of our supply chain, including the cost and availability of raw materials, as well as logistical challenges affecting the movement of freight around the globe. The United States and other governments may enact or use laws and regulations, such as the Defense Production Act or export restrictions, to ensure availability of needed COVID-19 testing and vaccination delivery devices. Any such action may impact our global supply chain network.

The impacts of the COVID-19 pandemic on our business, results of operations, financial condition and cash flows is dependent on certain factors including:
•The extent to which resurgences in COVID-19 infections or new strains of the virus, including the Delta variant, result in future deferrals of elective medical procedures and/or the extent to which the imposition of new governmental lockdowns, quarantine requirements or other restrictions may weaken demand for certain of our products and/or disrupt our operations;
•The degree to which demand and pricing for our COVID-19 diagnostics testing solutions continues to be impacted by reduced infection rates, as well as by distribution and utilization of available COVID-19 vaccines and the availability of competitive SARS-CoV-2 diagnostic testing products, which we expect will result in lower COVID-19 testing revenues in future periods;
•The degree to which the pandemic has escalated challenges that existed for global healthcare systems prior to the pandemic, such as staffing shortages, including nursing shortages, and budget constraints;
•The continued momentum of the global economy’s recovery from the pandemic and the degree of pressure that a weakened macroeconomic environment would put on future healthcare utilization and the global demand for our products.

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
Summary of Financial Results
Worldwide revenues in 2021 of $20.248 billion increased 18.3% from the prior-year period, which primarily reflected an increase in volume, including increases attributable to our core products, of approximately 15.3%. Revenues in 2021 also reflected a favorable impact from foreign currency translation of approximately 2.7%, as well as a favorable impact from price of approximately 0.3%.
Volume in 2021 reflected increased demand for our broad portfolio of products and was driven by the following:
•The Medical segment’s revenues in 2021 reflected increased demand in the Medication Delivery Solutions, Pharmaceutical Systems and Diabetes Care units, which was partially offset by a decline in the Medication Management Solutions unit.
•The Life Sciences segment’s revenues in 2021 reflected growth in both units. Growth in the Integrated Diagnostic Solutions unit included approximately $2 billion of revenues driven by COVID-19 diagnostic testing primarily on the BD VeritorTM Plus and BD MaxTM Systems.
•Interventional segment revenues in 2021 reflected increased demand in all three units as hospital utilization increased and new product offerings drove higher sales.
We continue to invest in research and development, geographic expansion, and new product programs to drive further revenue and profit growth. We have reinvested over $200 million of the profits from our sales related to COVID-19 diagnostic testing into our BD 2025 strategy. Our ability to sustain our long-term growth will depend on a number of factors, including our ability to expand our core business (including geographical expansion), develop innovative new products, and continue to improve operating efficiency and organizational effectiveness. As discussed above, current global economic conditions remain relatively volatile due to the COVID-19 pandemic. In addition, an inability to increase or maintain selling prices globally could adversely impact our businesses. Also, we are experiencing challenges related to global transportation channels and supply chains. These challenges have subjected certain of our costs, specifically raw material and freight costs, to inflationary pressures which have unfavorably impacted our gross profit and operating margins. Additional discussion regarding the impacts of these inflationary pressures on our operating results in 2021 is provided further below.
Our financial position remains strong, with cash flows from operating activities totaling $4.647 billion in 2021. At September 30, 2021, we had $2.403 billion in cash and equivalents and short-term investments, including restricted cash. We continued to return value to our shareholders in the form of dividends. During fiscal year 2021, we paid cash dividends of $1.048 billion, including $958 million paid to common shareholders and $90 million paid to preferred shareholders. We also repurchased approximately $1.750 billion of our common stock during fiscal year 2021.
Each reporting period, we face currency exposure that arises from translating the results of our worldwide operations to the U.S. dollar at exchange rates that fluctuate from the beginning of such period. A weaker U.S. dollar, compared to the prior-year period, resulted in a favorable foreign currency translation impact to our revenues and an unfavorable impact to our expenses during 2021. We evaluate our results of operations on both a reported and a foreign currency-neutral basis, which excludes the impact of fluctuations in foreign currency exchange rates. As exchange rates are an important factor in understanding period-to-period comparisons, we believe the presentation of results on a foreign currency-neutral basis in addition to reported results helps improve investors’ ability to understand our operating results and evaluate our performance in comparison to prior periods. Foreign currency-neutral ("FXN") information compares results between periods as if exchange rates had remained constant period-over-period. We use results on a foreign currency-neutral basis as one measure to evaluate our performance. We calculate foreign currency-neutral percentages by converting our current-period local currency financial results using the prior-period foreign currency exchange rates and comparing these adjusted amounts to our current-period results. These results should be considered in addition to, not as a substitute for, results reported in accordance with U.S. generally accepted accounting principles ("GAAP"). Results on a foreign currency-neutral basis, as we present them, may not be comparable to similarly titled measures used by other companies and are not measures of performance presented in accordance with U.S. GAAP.
Results of Operations
Medical Segment
The following summarizes Medical revenues by organizational unit:

				2021 vs. 2020			2020 vs. 2019
(Millions of dollars)	2021	2020	2019	Total Change	Estimated FX Impact	FXN Change	Total Change	Estimated FX Impact	FXN Change
Medication Delivery Solutions	$4,057	$3,555	$3,848	14.1%	2.4%	11.7%	(7.6)%	(1.4)%	(6.2)%
Medication Management Solutions	2,432	2,454	2,640	(0.9)%	1.4%	(2.3)%	(7.1)%	(0.5)%	(6.6)%
Diabetes Care	1,160	1,084	1,110	7.0%	2.2%	4.8%	(2.4)%	(1.4)%	(1.0)%
Pharmaceutical Systems	1,829	1,588	1,465	15.2%	4.1%	11.1%	8.4%	(1.0)%	9.4%
Total Medical revenues	$9,479	$8,680	$9,064	9.2%	2.4%	6.8%	(4.2)%	(1.0)%	(3.2)%

The Medical segment’s revenue growth in 2021 was aided by a favorable comparison to 2020, which was impacted by COVID-19 pandemic-related declines, particularly in the United States and China. These prior-year pandemic-related declines impacted our Medication Delivery Solutions unit, and to a lesser extent, the
Diabetes Care unit. Fiscal year 2021 revenue growth in the Medication Delivery Solutions unit reflected strong demand for our core offerings, including U.S. demand for catheters and vascular care products, as well as strong global demand for syringes resulting from COVID-19 vaccination efforts. In the Medication Management

Solutions unit, lower revenues in 2021 reflected an unfavorable comparison to 2020, which benefited from global pandemic-related infusion pump orders. Growth in the Diabetes Care unit benefited from the timing of sales, slightly better than expected market demand and a favorable comparison to 2020, which was impacted by pandemic-related declines. The Pharmaceutical Systems unit’s revenue growth in 2021 reflected continued strong growth that is being driven by demand for our pre-filled devices and is enabled by capacity expansion efforts. Demand for pre-filled devices is being aided by the vial to pre-filled device conversion for biologics, vaccines, and other injectable drugs.
As previously disclosed, we submitted our 510(k) premarket notification to the FDA for the BD Alaris™ System in April 2021. The 510(k) submission is intended to bring the regulatory clearance for the BD Alaris™ System up-to-date, implement new features to address the open recall issues and provide other updates, including a new version of the BD Alaris™ System software that will provide clinical, operational and cybersecurity updates. We are currently shipping the BD Alaris™ System in the United States, only in cases of medical necessity and to remediate recalled software versions. We will not be able to fully resume commercial operations for the BD Alaris System™ in the United States until a 510(k) submission relating to the product has been cleared by the FDA. No assurances can be given as to when or if clearance will be obtained from the FDA.
The Medication Delivery Solutions unit's revenues in 2020 reflected an unfavorable impact relating to the COVID-19 pandemic due to a decline in healthcare utilization, particularly in the United States, China and Europe. As expected, the Medication Delivery Solutions unit's 2020 revenues in China were also unfavorably impacted by a volume-based procurement process which was adopted by several of China's provinces. The Medication Management Solutions unit's revenues in 2020 reflected a hold on U.S. shipments of BD AlarisTM infusion pumps pending compliance with certain 510(k) filing requirements of the FDA. This unfavorable impact was partially offset by international sales of infusion pumps and pandemic-related infusion pump orders placed in the United States with medical necessity certification. Fiscal year 2020 revenues in the Diabetes Care unit were unfavorably impacted by pandemic-related declines in demand and pricing pressures in the United States. The Pharmaceutical Systems unit’s revenues in 2020 reflected continued strength in demand for prefillable products.
Medical segment operating income was as follows:

(Millions of dollars)	2021	2020	2019
Medical segment operating income	$2,583	$2,274	$2,824

Segment operating income as % of Medical revenues	27.3%	26.2%	31.2%

As discussed in greater detail below, the Medical segment's operating income in 2021 was driven by higher gross profit margin. Operating income in 2020 was driven by a decline in gross profit margin.
•The Medical segment’s higher gross profit margin in 2021 compared with 2020 primarily reflected the following:
◦A favorable comparison to 2020, which was unfavorably impacted by increased levels of manufacturing overhead costs that were recognized in the period because of the COVID-19 pandemic, rather than capitalized within inventory, and $244 million of net charges recorded in 2020, compared with charges of $56 million in 2021, for estimated future costs within the Medication Management Solutions unit associated with remediation efforts related to AlarisTM infusion pumps;
◦Lower manufacturing costs resulting from continuous improvement projects which enhanced the efficiency of our operations;

◦The unfavorable impacts from foreign currency translation, investments in simplification and other cost saving initiatives, higher raw material and freight costs, as well as product quality remediation expenses.
•The Medical segment's lower gross profit margin in 2020 compared with 2019 primarily reflected the following:
◦Net charges of $244 million recorded for remediation efforts related to AlarisTM infusion pumps, as noted above;
◦Unfavorable product mix and the increased levels of manufacturing overhead costs that were recognized in the period because of the COVID-19 pandemic and unfavorable product mix driven by the decline of sales in China due to the volume-based procurement process noted above;
◦Charges of $41 million recorded to write down the carrying value of certain fixed assets, primarily within the Medication Delivery Solutions and Pharmaceutical Systems units;
◦The favorable impact of lower manufacturing costs resulting from continuous improvement projects which enhanced the efficiency of our operations.
•Selling and administrative expense as a percentage of revenues in 2021 was flat compared with 2020, primarily due to the increase in revenues in 2021, partially offset by higher travel and other administrative costs compared with 2020, which benefited from cost containment measures enacted in response to the COVID-19 pandemic. Selling and administrative expense as a percentage of revenues in 2020 was slightly lower compared with 2019 primarily due to lower expenses resulting from cost containment measures.
•Research and development expense as a percentage of revenues was higher in 2021 compared with 2020 which primarily reflects our commitment to research and development through continued reinvestment into our growth initiatives. Research and development expense as a percentage of revenues was higher in 2020 compared with 2019 which reflected the decline in revenues in 2020, as well as our continued commitment to drive innovation with new products and platforms.
•The Medical segment's income in 2019 additionally reflected the estimated cumulative costs of a product recall of $75 million recorded within Other operating expense, net. The recall related to a product component, which generally pre-dated our acquisition of CareFusion in fiscal year 2015, within the Medication Management Solutions unit's infusion systems platform.

Life Sciences Segment
The following summarizes Life Sciences revenues by organizational unit:

				2021 vs. 2020			2020 vs. 2019
(Millions of dollars)	2021	2020	2019	Total Change	Estimated FX Impact	FXN Change	Total Change	Estimated FX Impact	FXN Change
Integrated Diagnostic Solutions	$5,225	$3,532	$3,106	47.9%	3.8%	44.1%	13.7%	(1.4)%	15.1%
Biosciences	1,305	1,143	1,194	14.2%	3.1%	11.1%	(4.3)%	(0.8)%	(3.5)%
Total Life Sciences revenues	$6,530	$4,675	$4,300	39.7%	3.6%	36.1%	8.7%	(1.2)%	9.9%

The Life Sciences segment's revenue growth in 2021 primarily reflected a favorable comparison to 2020, which was significantly impacted by pandemic-related declines in both units. Revenue growth in the Integrated Diagnostic Solutions unit was also driven by sales related to COVID-19 diagnostic testing on the BD VeritorTM

Plus and BD MaxTM Systems. Routine diagnostic testing levels in the Integrated Diagnostic Solutions unit continued to improve over the course of 2021 and the unit benefited from high demand for our specimen management portfolio, automated blood cultures and ID/AST testing solutions. The Biosciences unit's revenue growth in 2021 benefited from strong demand for instruments and reagents as lab utilization returned to normal levels.
The Life Sciences segment's revenues in 2020 were driven by the Integrated Diagnostic Solutions unit's sales, specifically in the fourth quarter, related to COVID-19 diagnostic testing on the BD VeritorTM Plus and BD MaxTM Systems. This growth in the Integrated Diagnostic Solutions unit was partially offset by pandemic-related declines in routine diagnostic testing and specimen collections. The Biosciences unit's revenues in 2020 reflected a decline in demand for instruments and reagents as routine research and clinical lab activity slowed due to the COVID-19 pandemic.
Life Sciences segment operating income was as follows:

(Millions of dollars)	2021	2020	2019
Life Sciences segment operating income	$2,391	$1,405	$1,248

Segment operating income as % of Life Sciences revenues	36.6%	30.0%	29.0%

As discussed in greater detail below, the Life Sciences segment's operating income in 2021 reflected improved gross profit margin and operating expense performance. Operating income in 2020 reflected improved operating expense performance, partially offset by a decline in gross profit margin.
•The Life Sciences segment’s higher gross profit margin in 2021 compared with 2020 primarily reflected the following:
◦A favorable impact on product mix from the Integrated Diagnostic Solutions unit's sales related to COVID-19 testing and the recovery of demand for other products with higher margins;
◦A favorable comparison to the prior-year period which was unfavorably impacted by increased levels of manufacturing overhead costs that were recognized in the period because of the COVID-19 pandemic, rather than capitalized within inventory;
◦The unfavorable impacts of foreign currency translation and the recognition of approximately $93 million of excess and obsolete inventory expenses related to COVID-19 testing inventory.
•The Life Sciences segment’s lower gross profit margin in fiscal year 2020 compared with 2019 primarily reflected the following:
◦Unfavorable product mix and the increased levels of manufacturing overhead costs that were recognized in the period because of the COVID-19 pandemic;
◦A charge of $39 million recorded in 2020 to write down the carrying value of certain intangible assets in the Biosciences unit and charges of $17 million recorded in 2020 to write down fixed assets in the Integrated Diagnostic Solutions unit;
◦The favorable impact on product mix from the Integrated Diagnostic Solutions unit's sales related to COVID-19 testing.
•Selling and administrative expense as a percentage of Life Sciences revenues in 2021 was lower compared with the 2020 primarily due to the increase in revenues in 2021, partially offset by higher travel and other administrative costs compared with 2020, which benefited from cost containment measures enacted in response to the COVID-19 pandemic, as well as higher shipping costs and selling costs in 2021 associated with COVID-19 testing solutions. Selling and administrative expense as a percentage of Life Sciences revenues in 2020 was lower compared to 2019 primarily due to the increase in revenues that was attributable to COVID-19 testing. Lower selling and administrative expense as a percentage of revenues in 2020 was also driven by cost containment measures and synergies realized from the combination, effective on October 1, 2019, of the former Preanalytical Systems and Diagnostic Systems units to create the Integrated Diagnostic Solutions unit.
•Research and development expense as a percentage of revenues in 2021 was lower compared with 2020, primarily due to the increase in revenues in 2021, partially offset by additional investments in COVID-19 testing solutions. Research and development expense as a percentage of revenues in 2020 was flat compared with 2019 as the increase in revenues that was attributable to COVID-19 testing was largely offset by investments in COVID-19 testing solutions.
Interventional Segment
The following summarizes Interventional revenues by organizational unit:

				2021 vs. 2020			2020 vs. 2019
(Millions of dollars)	2021	2020	2019	Total Change	Estimated FX Impact	FXN Change	Total Change	Estimated FX Impact	FXN Change
Surgery	$1,296	$1,121	$1,242	15.7%	1.3%	14.4%	(9.7)%	(0.3)%	(9.4)%
Peripheral Intervention	1,711	1,511	1,574	13.2%	3.0%	10.2%	(4.0)%	(0.9)%	(3.1)%
Urology and Critical Care	1,232	1,130	1,110	9.0%	1.4%	7.6%	1.8%	(0.2)%	2.0%
Total Interventional revenues	$4,239	$3,762	$3,926	12.7%	2.0%	10.7%	(4.2)%	(0.5)%	(3.7)%

The Interventional segment's revenues in 2021 reflected a favorable comparison to 2020, which was significantly impacted by pandemic-related declines in our Surgery and Peripheral Intervention units. Fiscal year 2021 revenue growth in the Interventional segment was also driven by stronger market demand for the Surgery unit’s infection prevention platform and the Peripheral Intervention unit's oncology products. Revenues in the Peripheral Intervention unit additionally benefited from sales attributable to its acquisition of Straub Medical AG, which occurred in the third quarter of fiscal year 2020. Fiscal year 2021 revenue growth in our Surgery and Peripheral Intervention units was unfavorably impacted by regional resurgences in COVID-19 infections and the emergence of the Delta variant. The Urology and Critical Care unit’s growth in 2021 showed strong demand for acute urology products and the unit's targeted temperature management portfolio.
The Interventional segment's revenues in 2020, particularly within the Surgery and Peripheral Intervention units, were negatively impacted by decreased demand associated with the deferral of elective medical procedures as a result of the COVID-19 pandemic. Pandemic-related revenue declines in the Urology and Critical Care unit were offset by demand for the unit's home care and targeted temperature management businesses, and PureWickTM system.
Interventional segment operating income was as follows:

(Millions of dollars)	2021	2020	2019
Interventional segment operating income	$933	$724	$903

Segment operating income as % of Interventional revenues	22.0%	19.2%	23.0%

As discussed in greater detail below, the Interventional segment's operating income in 2021 was primarily driven by improved gross profit margin. Operating income in 2020 was driven by a decline in gross profit margin.
•The Interventional segment’s higher gross profit margin in 2021 compared with 2020 primarily reflected the following:
◦The recovery of demand for products with higher margins;
◦A favorable comparison to the prior-year period which was unfavorably impacted by increased levels of manufacturing overhead costs that were recognized in the period because of the COVID-19 pandemic, rather than capitalized within inventory.
•The Interventional segment’s lower gross profit margin in fiscal year 2020 compared with 2019 primarily reflected unfavorable product mix and the increased levels of manufacturing overhead costs that were recognized in the period because of the COVID-19 pandemic.
•Selling and administrative expense as a percentage of revenues in 2021 was lower compared with 2020 primarily due the recovery of segment revenues. Selling and administrative expense in 2020 was lower compared with 2019 primarily due to lower expenses resulting from cost containment measures.
•Research and development expense as a percentage of revenues was higher in 2021 compared with 2020 which primarily reflects reinvestment into our growth initiatives. Lower research and development expense as a percentage of revenues in 2020 as compared with 2019 primarily reflected the prior-period impact of a $30 million write-down recorded by the Surgery unit.
•The Interventional segment's lower income in 2020 additionally reflected the expiration in 2019 of a royalty income stream acquired in the Bard transaction.
Geographic Revenues
BD’s worldwide revenues by geography were as follows:

				2021 vs. 2020			2020 vs. 2019
(Millions of dollars)	2021	2020	2019	Total Change	Estimated FX Impact	FXN Change	Total Change	Estimated FX Impact	FXN Change
United States	$10,969	$9,716	$9,730	12.9%	—	12.9%	(0.1)%	—	(0.1)%
International	9,279	7,401	7,560	25.4%	6.2%	19.2%	(2.1)%	(2.2)%	0.1%
Total revenues	$20,248	$17,117	$17,290	18.3%	2.7%	15.6%	(1.0)%	(1.0)%	—%

U.S. revenue growth in 2021 was primarily driven by sales related to COVID-19 diagnostic testing in the Life Sciences segment's Integrated Diagnostic Solutions unit, as noted above. Strong fiscal year 2021 U.S. revenue growth in the Medical segment’s Medication Delivery Solutions unit and the Interventional segment’s Surgery and Peripheral Intervention units reflected favorable comparisons to prior-year period results, which were impacted by COVID-19 pandemic-related declines, as well as growth attributable to core products. U.S. revenue growth in 2021 also reflected strong demand in the Interventional segment’s Urology and Critical Care unit.
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
International revenue growth in 2021 was largely driven by COVID-19 diagnostic testing-related sales in the Life Sciences segment's Integrated Diagnostic Solutions unit, as discussed further above, and by demand in the Medical segment’s Pharmaceutical Systems unit. Fiscal year 2021 international revenue growth was also driven by results in the Medical segment’s Medication Delivery Solutions and the Interventional segment’s Peripheral Intervention unit due to favorable comparisons to prior-year period results, which were impacted by COVID-19 pandemic-related declines, and growth attributable to core products. Fiscal year 2021 international revenue growth was unfavorably impacted by a decline in the Medical segment’s Medication Management Solutions unit, as further discussed above.
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
    Emerging market revenues were as follows:

				2021 vs. 2020			2020 vs. 2019
(Millions of dollars)	2021	2020	2019	Total Change	Estimated FX Impact	FXN Change	Total Change	Estimated FX Impact	FXN Change
Emerging markets	$2,866	$2,419	$2,710	18.5%	2.9%	15.6%	(10.7)%	(3.6)%	(7.1)%

Revenues in emerging markets in 2021 benefited from a favorable comparison to 2020 which was impacted by COVID-19 pandemic-related declines. Revenues in emerging markets in 2020 were unfavorably impacted by a decline in healthcare utilization as a result of the COVID-19 pandemic. As previously discussed above, fiscal year 2020 revenues in our Medication Delivery Solutions unit were also unfavorably impacted by a volume-based procurement process which was adopted by several of China's provinces. To date, the impact of these procurement initiatives to our revenues in China has been limited to our Medication Delivery Solutions unit.
Specified Items
Reflected in the financial results for 2021, 2020 and 2019 were the following specified items:

(Millions of dollars)	2021	2020	2019
Integration costs (a)	$135	$214	$323
Restructuring costs (a)	50	95	180
Separation and related costs (b)	35	—	—
Purchase accounting adjustments (c)	1,406	1,356	1,499
Transaction gain/loss, product and other litigation-related matters (d)	272	631	646
Investment gains/losses and asset impairments (e)	(46)	100	17
European regulatory initiative-related costs (f)	135	106	51
Impacts of debt extinguishment	185	8	54
Hurricane recovery-related impacts	—	—	(24)
Total specified items	2,170	2,510	2,749
Less: tax impact of specified items and tax reform (g)	353	395	622
After-tax impact of specified items	$1,818	$2,114	$2,127

(a)Represents integration and restructuring costs recorded in Acquisitions and other restructurings, which are further discussed below.
(b)Represents costs recorded to Other operating expense, net which were incurred for consulting, legal, tax and other advisory services associated with the planned spin-off of BD's Diabetes Care business.

(c)Includes amortization and other adjustments related to the purchase accounting for acquisitions impacting identified intangible assets and valuation of fixed assets and debt. BD’s amortization expense is primarily recorded in Cost of products sold.
(d)Includes amounts recorded to Other operating expense, net which are detailed further below. The amounts in 2021 and 2020 also included net charges related to the estimate of probable future product remediation costs, as further discussed below. Such amounts are recorded within Cost of products sold, or in some cases, within Other (expense) income, net.
(e)The amount in 2021 reflected unrealized gains recorded within Other (expense) income, net relating to investments. The amount in 2020 and 2019 included total charges of $98 million, and $30 million, respectively, recorded in Cost of products sold and Research and development expense to write down the carrying value of certain assets. The amount in 2019 also included an unrealized gain of $13 million recorded within Other (expense) income, net relating to an investment.
(f)Represents costs required to develop processes and systems to comply with regulations such as the European Union Medical Device Regulation ("EUMDR") and General Data Protection Regulation ("GDPR"). These costs were recorded in Cost of products sold and Research and development expense.
(g)The amount in 2019 included additional tax benefit, net, of $50 million relating to U.S. tax legislation which is further discussed in Note 16 to the consolidated financial statements contained in Item 8. Financial Statements and Supplementary Data.
Gross Profit Margin
The comparison of gross profit margins in 2021 and 2020 and the comparison of gross profit margins in 2020 and 2019 reflected the following impacts:

	2021	2020
Gross profit margin % prior-year period	44.3%	47.9%
Impact of purchase accounting adjustments and other specified items	2.7%	(2.0)%
Operating performance	0.2%	(1.5)%
Foreign currency translation	(0.6)%	(0.1)%
Gross profit margin % current-year period	46.6%	44.3%

The impacts of other specified items on gross profit margin reflected the following:
•The impacts in 2021 and 2020 includes net charges of $56 million and $244 million, respectively, to record estimated future costs within the Medication Management Solutions unit associated with remediation efforts related to BD AlarisTM infusion pumps. Based upon the course of our remediation efforts, our estimate of these future costs may change over time.
•The impact in 2020 also includes $59 million of charges that were recorded to write down the carrying value of certain fixed assets in the Medical and Life Sciences segments, as discussed further above, and a $39 million charge to write down the carrying value of certain intangible assets in the Biosciences unit.
Operating performance in 2021 and 2020 primarily reflected the following:
•Favorable product mix in 2021 was driven by the recovery of demand for products with higher margins and the Integrated Diagnostic Solutions unit's COVID-19 testing sales. We re-invested over $200 million of the profits from these sales into our BD 2025 strategy focus on growth, simplification and empowerment. Unfavorable product mix in 2020 due to pandemic-related declines was partially offset by the Integrated Diagnostic Solutions unit's sales related to COVID-19 testing.
•Operating performance in 2021 benefited from a favorable comparison to 2020 which was unfavorably impacted by increased levels of manufacturing overhead costs that were recognized in the period because of the COVID-19 pandemic, rather than capitalized within inventory. The higher levels of manufacturing overhead costs incurred in 2020 were driven, to a large extent, by the impact of lower plant utilization in our highly automated manufacturing sites.
•Operating performance in 2021 reflected approximately $93 million of excess and obsolete inventory expenses related to COVID-19 testing inventory which were recognized by the Integrated Diagnostic Solutions unit.
•Lower manufacturing costs resulting from continuous improvement projects and synergy initiatives favorably impacted operating performance in 2021 and 2020. This favorable impact was largely offset by higher raw material costs in 2021.
Operating Expenses
Operating expenses in 2021, 2020 and 2019 were as follows:

				Increase (decrease) in basis points
(Millions of dollars)	2021	2020	2019	2021 vs. 2020	2020 vs. 2019
Selling and administrative expense	$4,867	$4,325	$4,332
% of revenues	24.0%	25.3%	25.1%	(130)	20

Research and development expense	$1,339	$1,096	$1,062
% of revenues	6.6%	6.4%	6.1%	20	30

Acquisitions and other restructurings	$185	$309	$480

Other operating expense, net	$238	$363	$654

Selling and administrative
Selling and administrative expense as a percentage of revenues in 2021 was lower compared with 2020 due to the recovery of revenues in 2021. Selling and administrative expense as a percentage of revenues in 2021 was unfavorably impacted by foreign currency translation and higher shipping costs as a result of expedited shipments relating to COVID-19, as well as by higher selling, travel and other administrative costs compared with 2020, which benefited from cost containment measures enacted in response to the COVID-19 pandemic.
Slightly higher selling and administrative expense as a percentage of revenues in 2020 compared with 2019 reflected the decline in revenues in 2020, higher shipping costs as a result of expedited shipments relating to COVID-19, as well as $25 million of funding for the BD Foundation. These unfavorable impacts were partially offset by lower selling expenses and favorable foreign currency translation. Selling and administrative spending in 2020 reflected a disciplined spending and the achievement of cost synergies resulting from our acquisition of Bard, as well as cost containment measures enacted to mitigate the impact of the COVID-19 pandemic on our results of operations.
Research and development
Research and development expense as a percentage of revenues in 2021 was higher compared with 2020 which reflected our reinvestment of COVID-19 testing-related sales profits into our growth initiatives and additional investments in COVID-19 testing solutions, as further discussed above.
Research and development expense as a percentage of revenues in 2020 was higher compared with 2019 primarily due to investments in compliance with emerging regulations and investments in COVID-19 testing solutions, as further discussed above. Spending in 2021, 2020 and 2019 reflected our continued commitment to invest in new products and platforms. As further discussed above, expenses in 2019 included certain write-down charges in the Surgery unit.
Acquisitions and other restructurings
Costs relating to acquisitions and other restructurings in 2021 and 2020 included integration costs incurred due to our acquisition of Bard in the first quarter of fiscal year 2018. Costs in 2021 and 2020 additionally included restructuring costs related to simplification and cost saving initiatives. Costs relating to acquisition and other restructurings in 2020 and 2019 also included restructuring costs relating to the Bard acquisition. For further disclosures regarding the costs relating to restructurings, refer to Note 11 to the consolidated financial statements contained in Item 8. Financial Statements and Supplementary Data.
Other operating expense, net
Other operating expense in 2021, 2020 and 2019 included the following items which are further discussed in the Notes to the consolidated financial statements contained in Item 8. Financial Statements and Supplementary Data:

(Millions of dollars)	2021	2020	2019
Charges to record product liability reserves, including related defense costs (See Note 5)	$361	$378	$914
Gains on sale-leaseback transactions (See Note 17)	(158)	—	—
Separation and related costs (a)	35	—	—
Gain recognized on sale of Advanced Bioprocessing business (See Note 10)	—	—	(336)
Charge to record the estimated cost of a product recall in the Medical segment	—	—	75
Other	—	(15)	—
Other operating expense, net	$238	$363	$654
(a)Represents costs incurred for consulting, legal, tax and other advisory services associated with the planned spin-off of BD's Diabetes Care business.

Net Interest Expense

(Millions of dollars)	2021	2020	2019
Interest expense	$(469)	$(528)	$(639)
Interest income	9	7	12
Net interest expense	$(460)	$(521)	$(627)

Lower interest expense in 2021 and 2020 compared with the prior-year periods reflected debt repayments and lower overall interest rates on debt outstanding during 2021 and 2020. Additional disclosures regarding our financing arrangements and debt instruments are provided in Note 15 to the consolidated financial statements contained in Item 8. Financial Statements and Supplementary Data.
Income Taxes
The income tax rates in 2021, 2020 and 2019 were as follows:

	2021	2020	2019
Effective income tax rate	6.7%	11.3%	(4.8)%

Impact, in basis points, from specified items and tax reform	(470)	(320)	(1,920)

The effective income tax rate in 2021 reflected the impact of discrete tax items, as well as an impact from specified items in 2021 that was more favorable compared with the benefit associated with specified items in 2020. The impact from specified items in 2020 was less favorable compared with the benefit associated with specified items in 2019. The effective income tax rate in 2019 also reflected a favorable impact relating to the timing of certain discrete items, as well as the recognition of $50 million of tax benefit recorded for the impacts of U.S. tax legislation that was enacted in December 2017. For further disclosures regarding our accounting for this U.S. tax legislation, refer to Note 16 to the consolidated financial statements contained in Item 8. Financial Statements and Supplementary Data.

Net Income and Diluted Earnings per Share
Net Income and Diluted Earnings per Share in 2021, 2020 and 2019 were as follows:

	2021	2020	2019
Net income (Millions of dollars)	$2,092	$874	$1,233
Diluted Earnings per Share	$6.85	$2.71	$3.94

Unfavorable impact-specified items	$(6.22)	$(7.49)	$(7.74)
Unfavorable impact-foreign currency translation	$(0.05)	$(0.15)	$(0.62)
Financial Instrument Market Risk
We selectively use financial instruments to manage market risk, primarily foreign currency exchange risk and interest rate risk relating to our ongoing business operations. The counterparties to these contracts are highly rated financial institutions. We do not enter into financial instruments for trading or speculative purposes.
Foreign Exchange Risk
BD and its subsidiaries transact business in various foreign currencies throughout Europe, Greater Asia, Canada and Latin America. We face foreign currency exposure from the effect of fluctuating exchange rates on payables and receivables relating to transactions that are denominated in currencies other than our functional currency. These payables and receivables primarily arise from intercompany transactions. We hedge substantially all such exposures, primarily through the use of forward contracts. We have also hedged the currency exposure associated with investments in certain foreign subsidiaries with instruments such as foreign currency-denominated debt and cross-currency swaps, which are designated as net investment hedges, as well as currency exchange contracts. We also face currency exposure that arises from translating the results of our worldwide operations, including sales, to the U.S. dollar at exchange rates that have fluctuated from the beginning of a reporting period. We did not enter into contracts to hedge cash flows against these foreign currency fluctuations in fiscal year 2021 or 2020.
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
With respect to the foreign currency derivative instruments outstanding at September 30, 2021 and 2020, the impact that changes in the U.S. dollar would have on pre-tax earnings was estimated as follows:

	Increase (decrease)
(Millions of dollars)	2021	2020
10% appreciation in U.S. dollar	$(66)	$(52)
10% depreciation in U.S. dollar	$66	$52

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
The impact that changes in interest rates would have on interest rate derivatives outstanding at September 30, 2021 and 2020, as well as the effect that changes in interest rates would have on our earnings or cash flows over a one-year period, based upon our overall interest rate exposure, were estimated as follows:

	Increase (decrease) to fair value of interest rate derivatives outstanding		Increase (decrease) to earnings or cash flows
(Millions of dollars)	2021	2020	2021	2020
10% increase in interest rates	$7	$13	$—	$—
10% decrease in interest rates	$(7)	$(14)	$—	$—

Liquidity and Capital Resources
Our strong financial position and cash flow performance have provided us with the capacity to accelerate our innovation pipeline through investments in research and development, as well as through strategic acquisitions. We believe that our available cash and cash equivalents, our ability to generate operating cash flow, and if needed, our access to borrowings from our financing facilities provide us with sufficient liquidity to satisfy our foreseeable operating needs. The following table summarizes our consolidated statement of cash flows in 2021, 2020 and 2019:

(Millions of dollars)	2021	2020	2019
Net cash provided by (used for)
Operating activities	$4,647	$3,539	$3,330
Investing activities	$(1,880)	$(1,232)	$(741)
Financing activities	$(3,306)	$22	$(3,223)
Net Cash Flows from Operating Activities
Cash flows from operating activities in 2021 reflected higher net income, which was driven by strong revenue performance, adjusted by a change in operating assets and liabilities that was a net source of cash. This net source of cash primarily reflected higher levels of accounts payable and accrued expenses, partially offset by higher levels of prepaid expenses, inventory and trade receivables. Cash flows from operating activities in 2021 additionally reflected a $16 million discretionary cash contribution to fund our pension obligation.
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
Net Cash Flows from Investing Activities
Capital expenditures
Our investments in capital expenditures are focused on projects that enhance our cost structure and manufacturing capabilities, and support our strategy of geographic expansion with select investments in growing markets. Capital expenditures of $1.231 billion, $810 million and $957 million in 2021, 2020 and 2019, respectively, primarily related to manufacturing capacity expansions. Details of spending by segment are contained in Note 7 to the consolidated financial statements contained in Item 8. Financial Statements and Supplementary Data.
Acquisitions
Cash outflows for acquisitions in 2021 and 2020 included cash payments relating to various strategic acquisitions we have executed as part of our growth strategy, including our acquisition of Tepha, Inc. in the fourth quarter of 2021 and our acquisition of Straub Medical AG in the third quarter of 2020.
Divestitures
Cash inflows relating to divestitures in 2019 were $477 million. For further discussion, refer to Note 10 to the consolidated financial statements contained in Item 8. Financial Statements and Supplementary Data.
Net Cash Flows from Financing Activities
Net cash from financing activities in 2021, 2020 and 2019 included the following significant cash flows:

(Millions of dollars)	2021	2020	2019
Cash inflow (outflow)
Change in credit facility borrowings	$—	$(485)	$485
Proceeds from long-term debt and term loans	$4,869	$3,389	$2,224
Payments of debt and term loans	$(5,112)	$(4,664)	$(4,744)
Proceeds from issuances of equity securities	$—	$2,917	$—
Share repurchases	$(1,750)	$—	$—
Dividends paid	$(1,048)	$(1,026)	$(984)

Additional disclosures regarding the equity and debt-related financing activities detailed above are provided in Notes 3 and 15 to the consolidated financial statements contained in Item 8. Financial Statements and Supplementary Data.

Debt-Related Activities

Certain measures relating to our total debt were as follows:

	2021	2020	2019
Total debt (Millions of dollars)	$17,610	$17,931	$19,390

Short-term debt as a percentage of total debt	2.8%	3.9%	6.8%
Weighted average cost of total debt	2.4%	2.8%	2.9%
Total debt as a percentage of total capital (a)	41.0%	41.3%	45.6%
(a) Represents shareholders’ equity, net non-current deferred income tax liabilities, and debt.

The decreases in our total debt at September 30, 2021 and September 30, 2020 reflected repayments and redemptions of certain notes, partially offset by issuances of long-term notes in 2021 and 2020. Additional disclosures regarding our debt instruments are provided in Note 15 to the consolidated financial statements contained in Item 8. Financial Statements and Supplementary Data.
Cash and Short-term Investments
At September 30, 2021, total worldwide cash and equivalents and short-term investments, including restricted cash, were $2.403 billion. These assets were largely held in jurisdictions outside of the United States. We regularly review the amount of cash and short-term investments held outside of the United States and our historical foreign earnings are used to fund foreign investments or meet foreign working capital and property, plant and equipment expenditure needs. To fund cash needs in the United States, we rely on ongoing cash flow from U.S. operations, access to capital markets and remittances from foreign subsidiaries of earnings that are not considered to be permanently reinvested.
Financing Facilities
During the fourth quarter of fiscal year 2021, the Company refinanced its five-year senior unsecured revolving credit facility that was to expire in December 2022, with a new five-year senior unsecured revolving credit facility that will expire in September 2026. The credit facility provides borrowings of up to $2.75 billion, with separate sub-limits of $100 million for letters of credit and swingline loans. The expiration date of the credit facility may be extended for up to two additional one year periods, subject to certain restrictions (including the consent of the lenders). The credit facility provides that we may, subject to additional commitments by lenders, request an additional $500 million of financing, for a maximum aggregate commitment under the credit facility of up to $3.25 billion. Proceeds from this facility may be used for general corporate purposes. There were no borrowings outstanding under the revolving credit facility at September 30, 2021.
The agreement for our revolving credit facility contains the following financial covenants. We were in compliance with these covenants, as applicable, as of September 30, 2021.
•We are required to have a leverage coverage ratio of no more than:
◦4.25-to-1 as of the last day of each fiscal quarter following the closing of the credit facility; or
◦4.75-to-1 for the four full fiscal quarters following the consummation of a material acquisition.

We also have informal lines of credit outside the United States. We may, from time to time, access the commercial paper market as we manage working capital over the normal course of our business activities. We had no commercial paper borrowings outstanding as of September 30, 2021. Also, over the normal course of our business activities, we transfer certain trade receivable assets to third parties under factoring agreements. Additional disclosures regarding sales of trade receivable assets are provided in Note 14 to the consolidated financial statements contained in Item 8. Financial Statements and Supplementary Data.

Access to Capital and Credit Ratings
Our corporate credit ratings with the rating agencies Standard & Poor's Ratings Services (“S&P”), Moody's Investor Service (“Moody's”) and Fitch Ratings (“Fitch”) were as follows at September 30, 2021:

	S&P	Moody’s	Fitch
Ratings:
Senior Unsecured Debt	BBB	Baa3	BBB-
Commercial Paper	A-2	P-3
Outlook	Stable	Positive	Positive

In January 2021, S&P affirmed our September 30, 2020 ratings and revised the agency's outlook on our ratings to Stable from Negative. Also in January 2021, Moody's upgraded our senior unsecured rating to Baa3 from Ba1, as well as our commercial paper rating to P-3 from NP. Moody’s also affirmed its positive outlook on our ratings. In May 2021, Fitch affirmed our September 30, 2020 rating and revised its outlook on our ratings from Stable to Positive.
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
Contractual Obligations
In the normal course of business, we enter into contracts and commitments that obligate us to make payments in the future. Information regarding our obligations under purchase, debt and lease arrangements are provided in Notes 5, 15 and 17, respectively, to the consolidated financial statements contained in Item 8. Financial Statements and Supplementary Data.
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
We assess goodwill for impairment at the reporting unit level, which is defined as an operating segment or one level below an operating segment, referred to as a component. Our reporting units generally represent one level below reporting segments. Our review of goodwill for each reporting unit compares the fair value of the reporting unit, estimated using an income approach, with its carrying value. Our annual goodwill impairment test performed on July 1, 2021 did not result in any impairment charges, as the fair value of each reporting unit exceeded its carrying value.
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
We have reviewed our needs in the United States for possible repatriation of undistributed earnings of our foreign subsidiaries and we continue to invest foreign subsidiaries earnings outside of the United States to fund foreign investments or meet foreign working capital and property, plant and equipment expenditure needs. As a result, we are permanently reinvested with respect to all of our historical foreign earnings as of September 30, 2021. Additional disclosures regarding our accounting for income taxes are provided in Note 16 to the consolidated financial statements contained in Item 8. Financial Statements and Supplementary Data.
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
The discount rate is selected each year based on investment grade bonds and other factors as of the measurement date (September 30). Specifically for the U.S. pension plan, we will use a discount rate of 2.89% for 2022, which was based on an actuarially-determined, company-specific yield curve to measure liabilities as of the measurement date. To calculate the pension expense in 2022, we will apply the individual spot rates along the yield curve that correspond with the timing of each future cash outflow for benefit payments in order to calculate interest cost and service cost. Additional disclosures regarding the method to be used in calculating the interest cost and service cost components of pension expense for 2022 are provided in Note 9 to the consolidated financial statements contained in Item 8. Financial Statements and Supplementary Data. The expected long-term rate of return on plan assets assumption, although reviewed each year, changes less frequently due to the long-term nature of the assumption. This assumption does not impact the measurement of assets or liabilities as of the measurement date; rather, it is used only in the calculation of pension expense. To determine the expected long-term rate of return on pension plan assets, we consider many factors, including our historical assumptions compared with actual results; benchmark data; expected returns on various plan asset classes, as well as current and expected asset allocations. We will use a long-term expected rate of return on plan assets assumption of 6.25% for the U.S. pension plan in 2022. We believe our discount rate and expected long-term rate of return on plan assets assumptions are appropriate based upon the above factors.
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
•Any impact of the COVID-19 pandemic on our business, including, without limitation, decreases in the demand for our products or disruptions to our operations or our supply chain, and factors such as the rate of vaccination, the rate of infections and competitive factors could impact the demand and pricing for our COVID-19 diagnostics testing.
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
•Increases in operating costs, including fluctuations in the cost and availability of oil-based resins and other raw materials, as well as certain components, used in our products, including any disruptions in the global supply chain of raw materials and components, inflationary pricing pressure, labor shortages or increased labor costs, the ability to maintain favorable supplier and service arrangements and relationships (particularly with respect to sole-source suppliers and sterilization services), and the potential adverse effects of any disruption in the availability of such items and services.
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
•The effects of climate change, weather, regulatory or other events that adversely impact our supply chain, including our ability to manufacture our products (particularly where production of a product line or sterilization operations are concentrated in one or more plants), source materials or components or services from suppliers (including sole-source suppliers) that are needed for such manufacturing (including sterilization), or provide products to our customers, including events that impact key distributors.
•Natural disasters, including the impacts of climate change, hurricanes, tornadoes, windstorms, fires, earthquakes and floods and other extreme weather events, global health pandemics, war, terrorism, labor disruptions and international conflicts that could cause significant economic disruption and political and social instability, resulting in decreased demand for our products, or adversely affecting our manufacturing and distribution capabilities or causing interruptions in our supply chain.
•Pending and potential future litigation or other proceedings asserting, and/or investigations concerning and/or subpoenas and requests seeking information with respect to, alleged violations of law (including in connection with federal and/or state healthcare programs (such as Medicare or Medicaid) and/or sales and marketing practices (such as investigative subpoenas and the civil investigative demands received by BD)), potential anti-corruption and related internal control violations under the Foreign Corrupt Practices Act, antitrust claims, securities law claims, product liability (which may involve lawsuits seeking class action status or seeking to establish multi-district litigation proceedings, including pending claims relating to our hernia repair implant products, surgical continence products for women and vena cava filter products), claims with respect to environmental matters, data privacy breaches and patent infringement, and the availability or collectability of insurance relating to any such claims.
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
•Product efficacy or safety concerns regarding our products resulting in product holds or recalls, regulatory action on the part of the FDA or foreign counterparts (including restrictions on future product clearances and civil penalties), declining sales and product liability claims, and damage to our reputation. As a result of the CareFusion acquisition, our U.S. infusion pump business is operating under a Consent Decree with the FDA. The Consent Decree authorizes the FDA, in the event of any violations in the future, to order our U.S. infusion pump business to cease manufacturing and distributing products, recall products or take other actions, and order the payment of significant monetary damages if the business subject to the decree fails to comply with any provision of the Consent Decree. We are undertaking certain remediation of our BD AlarisTM System, and are currently shipping the product in the U.S., only in cases of medical necessity and to remediate recalled software versions. We will not be able to fully resume commercial operations for the BD Alaris System in the U.S. until a 510(k) submission relating to the product has been cleared by the FDA. No assurances can be given as to when or if clearance will be obtained from the FDA.
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
Management’s Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Act of 1934, as amended. Management conducted an assessment of the effectiveness of internal control over financial reporting based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework).
Based on the Company's assessment of the effectiveness of internal control over financial reporting and the criteria noted above, management concluded that internal control over financial reporting was effective as of September 30, 2021.

The financial statements and internal control over financial reporting have been audited by Ernst & Young LLP, an independent registered public accounting firm. Ernst & Young’s reports with respect to fairness of the presentation of the financial statements, and the effectiveness of internal control over financial reporting, are included herein.

/s/ Thomas E. Polen	/s/ Christopher J. DelOrefice	/s/ Thomas J. Spoerel
Thomas E. Polen	Christopher J. DelOrefice	Thomas J. Spoerel
Chairman, Chief Executive Officer and President	Executive Vice President and Chief Financial Officer	Senior Vice President, Controller and Chief Accounting Officer

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of
Becton, Dickinson and Company
Opinion on the Financial Statements
    We have audited the accompanying consolidated balance sheets of Becton, Dickinson and Company (the Company) as of September 30, 2021 and 2020, the related consolidated statements of income, comprehensive income and cash flows for each of the three years in the period ended September 30, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at September 30, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2021, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of September 30, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated November 24, 2021 expressed an unqualified opinion thereon.
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

Estimation of Product Liability Reserves
Description of the Matter
As described in Note 5 to the consolidated financial statements, the Company is a defendant in various product liability matters in which the plaintiffs allege a wide variety of claims associated with the use of certain Company devices. At September 30, 2021, the Company’s product liability reserves totaled approximately $2.5 billion. The Company engaged an actuarial specialist to perform an analysis to estimate the outstanding liability for indemnity costs related to claims arising from these product liability matters. The methods used by the Company to estimate these reserves are based on reported claims, historical settlement amounts, and stage of litigation, among other items.
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

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of the controls over the Company’s evaluation of the product liability reserves. For example, we tested controls over management's review of the methods, significant assumptions and the underlying data used by the actuary to estimate the product liability reserves.
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

Income taxes — Uncertain tax positions
Description of the Matter
As discussed in Notes 1 and 16 of the consolidated financial statements, the Company has recorded a liability of $447 million related to uncertain tax positions as of September 30, 2021. The Company conducts business in numerous countries and is therefore subject to income taxes in multiple jurisdictions, which impacts the provision for income taxes. Due to the multinational operations of the Company, changes in global income tax laws and regulations result in complexity in the accounting for and monitoring of income taxes including the provision for uncertain tax positions.
Auditing the completeness of management’s identification of uncertain tax positions involved complex analysis and auditor judgment related to the evaluation of the income tax consequences of significant transactions, including internal restructurings, and changes in income tax laws and regulations in various jurisdictions, which is often subject to interpretation.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s income tax provision process, such as controls over management’s identification and assessment of changes to tax laws, regulations and income tax positions to account for uncertain tax positions, including management’s review of the related tax technical analyses.
We performed audit procedures, among others, to evaluate the Company’s assumptions used to develop its uncertain tax positions and related unrecognized income tax benefit amounts by jurisdiction. We obtained an understanding of the Company’s legal structure through our review of organizational charts and related legal documents. We further considered the income tax consequences of significant transactions, including internal restructurings, and assessed management’s interpretation of those changes under the relevant jurisdiction’s tax law. Due to the complexity of income tax laws and regulations, we involved our tax subject matter professionals to assess the Company’s interpretation of and compliance with tax laws and regulations in these jurisdictions, as well as to identify changes in tax laws and regulations. We also involved our tax subject matter professionals to evaluate the technical merits of the Company’s accounting for its tax positions, including assessing the Company’s correspondence with the relevant tax authorities and evaluating third-party advice obtained by the Company. We also evaluated the Company’s income tax disclosures included in Note 16 to the consolidated financial statements in relation to these matters.

Goodwill impairment — Interventional segment
Description of the Matter
At September 30, 2021, the Company’s goodwill assigned to the Interventional segment was $12.8 billion. As discussed in Note 1 of the consolidated financial statements, goodwill is tested for impairment at least annually at the reporting unit level using quantitative models.
Auditing management’s annual goodwill impairment test was complex and highly judgmental due to the significant estimation required in determining the fair value of the reporting units. In particular, the fair value estimates were sensitive to significant assumptions such as the revenue growth rate and discount rate, which are affected by expectations about future market or economic conditions.

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

November 24, 2021

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of
Becton, Dickinson and Company
Opinion on Internal Control Over Financial Reporting
We have audited Becton, Dickinson and Company’s internal control over financial reporting as of September 30, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), (the COSO criteria). In our opinion, Becton, Dickinson and Company (the Company) maintained, in all material respects, effective internal control over financial reporting as of September 30, 2021, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of September 30, 2021 and 2020, the related consolidated statements of income, comprehensive income and cash flows for each of the three years in the period ended September 30, 2021, and the related notes and our report dated November 24, 2021 expressed an unqualified opinion thereon.
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

/s/ ERNST & YOUNG LLP

New York, New York
November 24, 2021

Consolidated Statements of Income
Becton, Dickinson and Company
Years Ended September 30

Millions of dollars, except per share amounts	2021	2020	2019
Revenues	$20,248	$17,117	$17,290

Cost of products sold	10,821	9,540	9,002
Selling and administrative expense	4,867	4,325	4,332
Research and development expense	1,339	1,096	1,062
Acquisitions and other restructurings	185	309	480
Other operating expense, net	238	363	654
Total Operating Costs and Expenses	17,449	15,633	15,530
Operating Income	2,799	1,484	1,760
Interest expense	(469)	(528)	(639)
Interest income	9	7	12
Other (expense) income, net	(97)	23	43
Income Before Income Taxes	2,242	985	1,176
Income tax provision (benefit)	150	111	(57)
Net Income	2,092	874	1,233
Preferred stock dividends	(90)	(107)	(152)
Net income applicable to common shareholders	$2,002	$767	$1,082

Basic Earnings per Share	$6.92	$2.75	$4.01

Diluted Earnings per Share	$6.85	$2.71	$3.94
Amounts may not add due to rounding.
See notes to consolidated financial statements.

Consolidated Statements of Comprehensive Income
Becton, Dickinson and Company
Years Ended September 30

Millions of dollars	2021	2020	2019
Net Income	$2,092	$874	$1,233
Other Comprehensive Income (Loss), Net of Tax
Foreign currency translation adjustments	124	(161)	(93)
Defined benefit pension and postretirement plans	255	(35)	(275)
Cash flow hedges	81	(67)	(6)
Other Comprehensive Income (Loss), Net of Tax	460	(265)	(374)
Comprehensive Income	$2,552	$609	$859

Amounts may not add due to rounding.
See notes to consolidated financial statements.

Consolidated Balance Sheets
Becton, Dickinson and Company
September 30

Millions of dollars, except per share amounts and numbers of shares	2021	2020
Assets
Current Assets
Cash and equivalents	$2,283	$2,825
Restricted cash	109	92
Short-term investments	12	20
Trade receivables, net	2,497	2,398
Inventories	2,866	2,743
Prepaid expenses and other	1,072	891
Total Current Assets	8,838	8,969
Property, Plant and Equipment, Net	6,393	5,923
Goodwill	23,901	23,620
Developed Technology, Net	9,417	10,146
Customer Relationships, Net	2,818	3,107
Other Intangibles, Net	548	560
Other Assets	1,952	1,687
Total Assets	$53,866	$54,012
Liabilities and Shareholders’ Equity
Current Liabilities
Short-term debt	$500	$707
Accounts payable	1,793	1,355
Accrued expenses	2,943	2,638
Salaries, wages and related items	1,214	993
Income taxes	176	144
Total Current Liabilities	6,626	5,836
Long-Term Debt	17,110	17,224
Long-Term Employee Benefit Obligations	1,228	1,435
Deferred Income Taxes and Other Liabilities	5,225	5,753
Commitments and Contingencies (See Note 5)
Shareholders’ Equity
Preferred stock	2	2
Common stock — $1 par value: authorized — 640,000,000 shares; issued — 364,639,901 shares in 2021 and 2020.	365	365
Capital in excess of par value	19,272	19,270
Retained earnings	13,826	12,791
Deferred compensation	23	23
Common stock in treasury — at cost — 80,163,949 shares in 2021 and 74,622,657 shares in 2020.	(7,723)	(6,138)
Accumulated other comprehensive loss	(2,088)	(2,548)
Total Shareholders’ Equity	23,677	23,765
Total Liabilities and Shareholders’ Equity	$53,866	$54,012
Amounts may not add due to rounding.
See notes to consolidated financial statements.

Consolidated Statements of Cash Flows
Becton, Dickinson and Company
Years Ended September 30

Millions of dollars	2021	2020	2019
Operating Activities
Net income	$2,092	$874	$1,233
Adjustments to net income to derive net cash provided by operating activities:
Depreciation and amortization	2,273	2,154	2,253
Share-based compensation	237	244	261
Deferred income taxes	(304)	(302)	(381)
Change in operating assets and liabilities:
Trade receivables, net	(95)	(48)	(51)
Inventories	(104)	(125)	(149)
Prepaid expenses and other	(186)	81	299
Accounts payable, income taxes and other liabilities	687	205	(470)
Pension obligation	71	95	(123)
Excess tax benefits from payments under share-based compensation plans	15	52	55
Gain on sale of business	—	—	(336)
Product liability-related charges	361	378	914
Other, net	(400)	(68)	(177)
Net Cash Provided by Operating Activities	4,647	3,539	3,330
Investing Activities
Capital expenditures	(1,231)	(810)	(957)
Acquisitions, net of cash acquired	(508)	(164)	—
Proceeds from divestitures, net	—	—	477
Other, net	(142)	(257)	(261)
Net Cash Used for Investing Activities	(1,880)	(1,232)	(741)
Financing Activities
Change in credit facility borrowings	—	(485)	485
Proceeds from long-term debt and term loans	4,869	3,389	2,224
Payments of debt and term loans	(5,112)	(4,664)	(4,744)
Proceeds from issuance of equity securities	—	2,917	—
Repurchase of common stock	(1,750)	—	—
Dividends paid	(1,048)	(1,026)	(984)
Other, net	(265)	(109)	(205)
Net Cash (Used for) Provided by Financing Activities	(3,306)	22	(3,223)
Effect of exchange rate changes on cash and equivalents and restricted cash	15	(3)	(12)
Net (Decrease) Increase in Cash and Equivalents and Restricted Cash	(525)	2,326	(646)
Opening Cash and Equivalents and Restricted Cash	2,917	590	1,236
Closing Cash and Equivalents and Restricted Cash	$2,392	$2,917	$590
Amounts may not add due to rounding.
See notes to consolidated financial statements.

Notes to Consolidated Financial Statements
Becton, Dickinson and Company
Millions of dollars, except per share amounts or as otherwise specified

Note 1 — Summary of Significant Accounting Policies
Basis of Presentation
The accompanying Consolidated Financial Statements and Notes to Consolidated Financial Statements of Becton, Dickinson and Company (the "Company" or "BD") have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP"). Within the financial statements and tables presented, certain columns and rows may not add due to the use of rounded numbers for disclosure purposes. Percentages and earnings per share amounts presented are calculated from the underlying amounts. Our fiscal year ends on September 30.
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
Trade Receivables
The Company grants credit to customers in the normal course of business and the resulting trade receivables are stated at their net realizable value. The allowance for doubtful accounts represents the Company’s estimate of expected credit losses relating to trade receivables and is determined based on historical experience, current conditions, reasonable and supportable forecasts and other specific account data. Amounts are written off against the allowances for doubtful accounts when the Company determines that a customer account is uncollectable.
Inventories
Inventories are stated at the lower of approximate cost or net realizable value determined on the first-in, first-out basis.
Property, Plant and Equipment
Property, plant and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization are principally provided on the straight-line basis over estimated useful lives, which range from 20 to 45 years for buildings, four to 13 years for machinery and equipment and one to 20 years for leasehold improvements. Depreciation and amortization expense was $731 million, $646 million and $633 million in fiscal years 2021, 2020 and 2019, respectively.

Notes to Consolidated Financial Statements — (Continued)
Becton, Dickinson and Company

Goodwill and Other Intangible Assets
The Company’s unamortized intangible assets include goodwill which arise from acquisitions of businesses. The Company currently reviews goodwill for impairment using quantitative models. Goodwill is reviewed at least annually for impairment at the reporting unit level, which is defined as an operating segment or one level below an operating segment, referred to as a component. The Company’s reporting units generally represent one level below reporting segments. The Company’s review of goodwill for each reporting unit compares the fair value of the reporting unit, estimated using an income approach, with its carrying value. The annual impairment review performed on July 1, 2021 indicated that all identified reporting units’ fair values exceeded their respective carrying values.
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

Notes to Consolidated Financial Statements — (Continued)
Becton, Dickinson and Company

 Shipping and Handling Costs
The Company considers its shipping and handling costs to be contract fulfillment costs and records them within Selling and administrative expense. Shipping expense was $656 million, $551 million and $511 million in 2021, 2020 and 2019, respectively.
Contingencies
The Company establishes accruals for future losses which are both probable and can be reasonably estimated (and in the case of environmental matters, without considering possible third-party recoveries). Additional disclosures regarding the Company's accounting for contingencies are provided in Note 5.
Derivative Financial Instruments
All derivatives are recorded in the balance sheet at fair value and changes in fair value are recognized currently in earnings unless specific hedge accounting criteria are met. Any deferred gains or losses associated with derivative instruments are recognized in income in the period in which the underlying hedged transaction is recognized. The cash flows related to the Company's derivative instruments designated as net investment hedges are reported as investing activities in the consolidated statements of cash flows. Cash flows for all other derivatives, including undesignated hedges, are classified in the same line item as the cash flows of the related hedged item, which is generally within operating or financing activities. Additional disclosures regarding the Company's accounting for derivative instruments are provided in Note 13.
Income Taxes
The Company has reviewed its needs in the United States for possible repatriation of undistributed earnings of its foreign subsidiaries and continues to invest foreign subsidiaries earnings outside of the United States to fund foreign investments or meet foreign working capital and property, plant and equipment expenditure needs. As a result, the Company is permanently reinvested with respect to all of its historical foreign earnings as of September 30, 2021. Deferred taxes are not provided on undistributed earnings of foreign subsidiaries that are indefinitely reinvested. The determination of the amount of the unrecognized deferred tax liability related to the undistributed earnings is not practicable because of the complexities associated with its hypothetical calculation.
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

Notes to Consolidated Financial Statements — (Continued)
Becton, Dickinson and Company

Fair Value Measurements
A fair value hierarchy is applied to prioritize inputs used in measuring fair value. The three levels of inputs used to measure fair value are detailed below. Additional disclosures regarding the Company’s fair value measurements are provided in Notes 9 and 14.
Level 1 — Inputs to the valuation methodology which represent unadjusted quoted prices in active markets for identical assets and liabilities.
Level 2 — Inputs to the valuation methodology which include: quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability.
Level 3 — Inputs to the valuation methodology which are unobservable and significant to the fair value measurement.
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
Note 2 — Accounting Changes
New Accounting Principles Adopted
In June 2016, the Financial Accounting Standards Board ("FASB") issued a new accounting standard which requires earlier recognition of credit losses on loans and other financial instruments held by entities, including trade receivables. The new standard requires entities to measure all expected credit losses for financial assets held at each reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. The Company’s adoption of this accounting standard on October 1, 2020, using the modified retrospective method, did not have a material impact on the Company's consolidated financial statements.
On October 1, 2020, the Company retrospectively adopted an accounting standard update which added, removed and clarified disclosure requirements relating to defined benefit plans and other postretirement plans. The Company’s adoption of this update on October 1, 2020 did not materially impact its disclosures. See Note 9 for the Company’s defined pension plan and other benefit plan disclosures.
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

Notes to Consolidated Financial Statements — (Continued)
Becton, Dickinson and Company

capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal use software license). The Company early adopted this standard as of April 1, 2020 on a prospective basis. The adoption of this standard did not materially impact the Company's consolidated financial statements.
In February 2016, the FASB issued a new lease accounting standard which requires lessees to recognize lease assets and lease liabilities on the balance sheet, as well as expanded disclosures regarding leasing arrangements. The Company adopted this standard on October 1, 2019, and elected certain practical expedients permitted under the transition guidance, including a transition method which allows application of the new standard at its adoption date, rather than at the earliest comparative period presented in the financial statements. The Company also elected not to perform any reassessments relative to its expired and existing leases upon its adoption of the new requirements. The Company's adoption of this standard did not materially impact its consolidated financial statements. Additional disclosures regarding the Company’s lease arrangements are provided in Note 17.
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
On October 1, 2018, the Company retrospectively adopted an accounting standard update which requires all components of net periodic pension and postretirement benefit costs to be disaggregated from the service cost component and to be presented on the income statement outside a subtotal of income from operations, if one is presented. Upon the Company's adoption of the accounting standard update, which did not have a material impact on its consolidated financial statements, all components of the Company’s net periodic pension and postretirement benefit costs, aside from service cost, are recorded to Other (expense) income, net on its consolidated income statements for all periods presented.
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

Notes to Consolidated Financial Statements — (Continued)
Becton, Dickinson and Company

Note 3 — Shareholders’ Equity
Changes in certain components of shareholders’ equity were as follows:

	Common Stock Issued at Par Value	Capital in Excess of Par Value	Retained Earnings	Deferred Compensation	Treasury Stock
(Millions of dollars)					Shares (in thousands)	Amount
Balance at September 30, 2018	$347	$16,179	$12,596	$22	(78,463)	$(6,243)
Net income	—	—	1,233	—	—	—
Cash dividends:
Common ($3.08 per share)	—	—	(832)	—	—	—
Preferred	—	—	(152)	—	—	—
Common stock issued for share-based compensation and other plans, net	—	(170)	(1)	1	2,155	53
Share-based compensation	—	261	—	—	—	—
Common stock held in trusts, net (a)	—	—	—	—	48	—
Effect of change in accounting principle (see Note 2)	—	—	68	—	—	—
Balance at September 30, 2019	$347	$16,270	$12,913	$23	(76,260)	$(6,190)
Net income	—	—	874	—	—	—
Cash dividends:
Common ($3.16 per share)	—	—	(888)	—	—	—
Preferred	—	—	(107)	—	—	—
Common stock issued for:
Preferred shares converted to common shares	12	(9)	—	—	—	—
Public equity offerings	6	2,909	—	—	—	—
Share-based compensation and other plans, net	—	(143)	—	—	1,597	52
Share-based compensation	—	244	—	—	—	—
Common stock held in trusts, net (a)	—	—	—	—	41	—
Balance at September 30, 2020	$365	$19,270	$12,791	$23	(74,623)	$(6,138)
Net income	—	—	2,092	—	—	—
Cash dividends:
Common ($3.32 per share)	—	—	(958)	—	—	—
Preferred	—	—	(90)	—	—	—
Common stock issued for share-based compensation and other plans, net	—	(85)	—	—	1,068	15
Share-based compensation	—	237	—	—	—	—
Common stock held in trusts, net (a)	—	—	—	—	33	—
Repurchase of common stock	—	(150)	—	—	(6,643)	(1,600)
Effect of change in accounting principle (see Note 2)	—	—	(9)	—	—	—
Balance at September 30, 2021	$365	$19,272	$13,826	$23	(80,164)	$(7,723)
(a)Common stock held in trusts represents rabbi trusts in connection with deferred compensation under the Company’s employee salary and bonus deferral plan and directors’ deferral plan.

Notes to Consolidated Financial Statements — (Continued)
Becton, Dickinson and Company

Share Repurchases
In fiscal year 2021, the Company executed two accelerated share repurchase agreements and accounted for each agreement as two transactions upon prepayment: (1) the initial delivery of shares was recorded as an increase to Common stock in treasury to recognize the acquisition of common stock acquired in a treasury stock transaction, and (2) the remaining amount of shares was recorded as a decrease to Capital in excess of par value to recognize a net share-settled forward sale contract indexed to the Company's own common stock. The impacts of these accelerated share repurchase transactions were as follows:

Execution Date	Settlement Date	Aggregate Common Stock Repurchased (millions of dollars)	Initial Shares Delivered (in thousands)	Additional Shares Delivered at Settlement (in thousands) (a)	Total Shares Delivered (in thousands)
Q3 2021	Q4 2021	$500	1,658	403	2,062
Q4 2021	Q1 2022	750	2,515	462	2,977
(a) Upon final settlement of each repurchase agreement and the forward sale contract, the Company’s receipt of additional shares was recorded as an increase to Common stock in treasury and an offsetting increase to Capital in excess of par value. The final settlement for the fourth quarter transaction amounted to $150 million.
The Company also repurchased approximately 2.066 million shares of its common stock during fiscal year 2021 through open market repurchases, which were recorded as a $500 million increase to Common stock in treasury.
The share repurchases discussed above were made pursuant to the repurchase program authorized by the Board of Directors on September 24, 2013 for 10 million shares, for which there is no expiration date. In November 2021, the Board of Directors authorized the Company to repurchase up to an additional 10 million shares of BD common stock, for which there is no expiration date.
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

Notes to Consolidated Financial Statements — (Continued)
Becton, Dickinson and Company

The components and changes of Accumulated other comprehensive income (loss) were as follows:

(Millions of dollars)	Total	Foreign Currency Translation	Benefit Plans	Cash Flow Hedges
Balance at September 30, 2018	$(1,909)	$(1,162)	$(729)	$(17)
Other comprehensive loss before reclassifications, net of taxes	(427)	(93)	(325)	(9)
Amounts reclassified into income, net of taxes	52	—	49	3
Balance at September 30, 2019	$(2,283)	$(1,256)	$(1,005)	$(23)
Other comprehensive loss before reclassifications, net of taxes	(338)	(161)	(101)	(76)
Amounts reclassified into income, net of taxes	74	—	66	8
Balance at September 30, 2020	$(2,548)	$(1,416)	$(1,040)	$(91)
Other comprehensive income before reclassifications, net of taxes	383	124	187	72
Amounts reclassified into income, net of taxes	77	—	68	9
Balance at September 30, 2021	$(2,088)	$(1,292)	$(784)	$(10)
The amount of foreign currency translation recognized in other comprehensive income during the years ended September 30, 2021, 2020 and 2019 included net gains (losses) relating to net investment hedges, as further discussed in Note 13. Other comprehensive income relating to benefit plans during the year ended September 30, 2021 included a net gain of $24 million recognized as a result of the Company’s remeasurement, as of October 31, 2020, of the legacy Bard U.S. defined pension benefit plan upon its merger with the BD defined benefit cash balance pension plan in the first quarter of fiscal year 2021. The amounts recognized in other comprehensive income relating to cash flow hedges in 2021 and 2020 related to forward starting interest rate swaps. Additional disclosures regarding the Company's derivatives are provided in Note 13.
The tax impacts for amounts recognized in other comprehensive income before reclassifications were as follows:

(Millions of dollars)	2021	2020	2019
Benefit Plans
Income tax (provision) benefit for net gains (losses) recorded in other comprehensive income	$(42)	$30	$91
The tax impacts for cash flow hedges recognized in other comprehensive income before reclassifications in 2021, 2020 and 2019 were immaterial to the Company's consolidated financial results. The tax impacts for reclassifications out of Accumulated other comprehensive income (loss) relating to benefit plans and cash flow hedges in 2021, 2020 and 2019 were also immaterial to the Company's consolidated financial results.

Note 4 — Earnings per Share
The weighted average common shares used in the computations of basic and diluted earnings per share (shares in thousands) for the years ended September 30 were as follows:

	2021	2020	2019
Average common shares outstanding	289,288	278,971	269,943
Dilutive share equivalents from share-based plans (a) (b)	2,801	3,431	4,832
Average common and common equivalent shares outstanding — assuming dilution	292,089	282,402	274,775

Notes to Consolidated Financial Statements — (Continued)
Becton, Dickinson and Company

(a)In 2021, 2020 and 2019, dilutive share equivalents associated with mandatory convertible preferred stock of 6 million, 9 million and 12 million, respectively, were excluded from the diluted shares outstanding calculation because the result would have been antidilutive. The issuance of the convertible preferred stock is further discussed in Note 3.
(b)In both 2021 and 2020, 1 million of certain share-based compensation awards were excluded from the diluted earnings per share calculation as the exercise prices of these awards were greater than the average market price of the Company’s common shares. In 2019, no such awards were excluded from the diluted earnings per share calculation. Additional disclosures regarding the Company’s share-based compensation are provided in Note 8.
Note 5 — Commitments and Contingencies
Commitments
The Company has certain future purchase commitments entered in the normal course of business to meet operational and capital requirements. As of September 30, 2021, these commitments aggregated to approximately $1.670 billion and will be expended over the next several years.
Contingencies
Given the uncertain nature of litigation generally, the Company is not able, in all cases, to estimate the amount or range of loss that could result from an unfavorable outcome of the litigation in which the Company is a party. With respect to putative class action lawsuits in the United States and certain of the Canadian lawsuits described below relating to product liability matters, the Company is unable to estimate a range of reasonably possible losses for the following reasons: (i) all or certain of the proceedings are in early stages; (ii) the Company has not received and reviewed complete information regarding all or certain of the plaintiffs and their medical conditions; and/or (iii) there are significant factual issues to be resolved. In addition, there is uncertainty as to the likelihood of a class being certified or the ultimate size of any class. With respect to the civil investigative demands (“CIDs”) served by the Department of Justice, discussed below, the Company is unable to estimate a range of reasonably possible losses for the following reasons: (i) all or certain of the proceedings are in early stages; and/or (ii) there are significant factual and legal issues to be resolved.
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
Hernia Product Claims
As of September 30, 2021, the Company is defending approximately 25,030 product liability claims involving the Company’s line of hernia repair devices (collectively, the “Hernia Product Claims”). The majority of those claims are currently pending in a coordinated proceeding in Rhode Island State Court and in a federal multi-district litigation (“MDL”) established in the Southern District of Ohio, but claims are also pending in other state and/or federal court jurisdictions. In addition, those claims include multiple putative class actions in Canada. Generally, the Hernia Product Claims seek damages for personal injury allegedly resulting from use of the products. From time to time, the Company engages in resolution discussions with plaintiffs’ law firms regarding certain of the Hernia Product Claims, but the Company also intends to vigorously defend Hernia Product Claims that do not settle, including through litigation. The first bellwether trial in the hernia

Notes to Consolidated Financial Statements — (Continued)
Becton, Dickinson and Company

MDL began in August 2021, resulting in a complete defense verdict. Trials are scheduled into fiscal year 2022 in various state and/or federal courts, including one trial currently scheduled for January 2022 in the MDL. The Company expects additional trials of Hernia Product Claims to take place over the next 12 months. The Company cannot give any assurances that the resolution of the Hernia Product Claims that have not settled, including asserted and unasserted claims and the putative class action lawsuits, will not have a material adverse effect on the Company’s business, results of operations, financial condition and/or liquidity.
Women’s Health Product Claims
As of September 30, 2021, the Company is defending approximately 405 product liability claims involving the Company’s line of pelvic mesh devices. The majority of those claims are currently pending in various federal court jurisdictions, and a coordinated proceeding in New Jersey State Court, but claims are also pending in other state court jurisdictions. In addition, those claims include putative class actions filed in the United States. Not included in the figures above are approximately 830 filed and unfiled claims that have been asserted or threatened against the Company but lack sufficient information to determine whether a pelvic mesh device of the Company is actually at issue.
The claims identified above also include products manufactured by both the Company and two subsidiaries of Medtronic plc (as successor in interest to Covidien plc) (“Medtronic”), each a supplier of the Company. Medtronic has an obligation to defend and indemnify the Company with respect to any product defect liability relating to products its subsidiaries had manufactured. In July 2015, the Company reached an agreement with Medtronic in which Medtronic agreed to take responsibility for pursuing settlement of certain of the Women’s Health Product Claims that relate to products distributed by the Company under supply agreements with Medtronic. In June 2017, the Company amended the agreement with Medtronic to transfer responsibility for settlement of additional Women’s Health Product Claims to Medtronic on terms similar to the July 2015 agreement, including with respect to the obligation to make payments to Medtronic toward these potential settlements. As of September 30, 2021, the Company has paid Medtronic $161 million toward these potential settlements. The Company also may, in its sole discretion, transfer responsibility for settlement of additional Women’s Health Product Claims to Medtronic on similar terms. The agreements do not resolve the dispute between the Company and Medtronic with respect to Women’s Health Product Claims that do not settle, if any. The foregoing lawsuits, unfiled claims, putative class actions, and other claims, together with claims that have settled or are the subject of agreements or agreements in principle to settle, are referred to collectively as the “Women’s Health Product Claims.” The Women’s Health Product Claims generally seek damages for personal injury allegedly resulting from use of the products.
As of September 30, 2021, the Company has reached agreements or agreements in principle with various plaintiffs’ law firms to settle their respective inventories of cases totaling approximately 15,295 of the Women’s Health Product Claims. The Company believes that these Women’s Health Product Claims are not the subject of Medtronic’s indemnification obligation. These settlement agreements and agreements in principle include unfiled and previously unknown claims held by various plaintiffs’ law firms, which are not included in the approximate number of lawsuits set forth in the first paragraph of this section. Each agreement is subject to certain conditions, including requirements for participation in the proposed settlements by a certain minimum number of plaintiffs. The Company continues to engage in discussions with other plaintiffs’ law firms regarding potential resolution of unsettled Women’s Health Product Claims, which may include additional inventory settlements.
A trial in the New Jersey coordinated proceeding began in March 2018, and in April 2018 a jury entered a verdict against the Company in the total amount of $68 million ($33 million compensatory; $35 million punitive). In March 2021, the Appellate Division of the New Jersey Superior Court vacated the verdict and ordered a new trial. Plaintiffs have sought appeal of the reversal to the New Jersey Supreme Court and the Company has cross-appealed on a separate issue; the court has advised it will consider the appeal and cross-appeal. Additional trials of Women’s Health Product Claims may take place over the next 12 months, which could potentially include consolidated trials.

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
Filter Product Claims
As of September 30, 2021, the Company is defending approximately 275 product liability claims involving the Company’s line of inferior vena cava (“IVC”) filters (collectively, the “Filter Product Claims”). The majority of those claims were previously pending in an MDL in the United States District Court for the District of Arizona, but those MDL claims either have been, or are in the process of being, remanded to various federal jurisdictions. Filter Product Claims are also pending in various state court jurisdictions, including a coordinated proceeding in Arizona State Court. In addition, those claims include putative class actions filed in the United States and Canada. The Filter Product Claims generally seek damages for personal injury allegedly resulting from use of the products. The Company has limited information regarding the nature and quantity of certain of the Filter Product Claims. The Company continues to receive claims and lawsuits and may in future periods learn additional information regarding other unfiled or unknown claims, or other lawsuits, which could materially impact the Company’s estimate of the number of claims or lawsuits against the Company. On May 31, 2019, the MDL Court ceased accepting direct filings or transfers into the Filter Product Claims MDL and, as noted above, remands for non-settled cases have begun. Federal and state court trials are scheduled over the next 12 months. As of September 30, 2021, the Company entered into settlement agreements and/or settlement agreements in principle for approximately 9,505 cases.
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
On February 27, 2020, a putative class action captioned Kabak v. Becton, Dickinson and Company, et al., Civ. No. 2:20-cv-02155 (SRC) (CLW), now captioned Industriens Pensionsforsikring v. Becton, Dickinson and Company, et al., was filed in the U.S. District Court for the District of New Jersey against the Company and certain of its officers. The complaint, which purports to be brought on behalf of all persons (other than defendants) who purchased or otherwise acquired the Company's common stock from November 5, 2019 through February 5, 2020, asserts claims for purported violations of Sections 10 and 20 of the Securities Exchange Act of 1934 and Securities and Exchange Commission (“SEC”) Rule 10b-5 promulgated thereunder, and seeks, among other things, damages and costs. The complaint alleges that defendants concealed material information regarding AlarisTM infusion pumps, including that (1) certain pumps exhibited software errors, (2) the Company was investing in remediation efforts as opposed to other enhancements and (3) the Company was thus reasonably likely to recall certain pumps and/or experience regulatory delays. These alleged omissions, the complaint asserts, rendered certain public statements about the Company’s business, operations and prospects false or misleading, causing investors to purchase stock at an inflated price. The plaintiff filed a second amended complaint to add certain additional factual allegations on February 3, 2021, which the Company

Notes to Consolidated Financial Statements — (Continued)
Becton, Dickinson and Company

moved to dismiss on March 19, 2021. The motion to dismiss was granted and the second amended complaint was dismissed in its entirety on September 15, 2021. The court’s order, however, gave plaintiff forty-five days to replead, which it did on October 29, 2021. The Company believes the allegations are without merit and intends to defend itself vigorously.
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
In September 2021, the Company received a CID related to an inquiry initiated by the Northern District of Georgia in 2018. The requests concern sales and marketing practices with respect to certain aspects of the Company’s urology business. The government has made requests for documents and has interviewed employees. The inquiry is ongoing and the Company is cooperating with the government and responding to its requests.
In September 2021, the Company was served with a complaint from the New Mexico Attorney General, alleging violations of the state’s consumer protection laws in connection with the sales and marketing of its IVC filters. The Company is preparing its initial response and intends to vigorously defend itself in the litigation. As the case is in its early stages, the Company cannot anticipate the timing, scope, outcome or possible impact at present.
The Company cannot predict the outcome of these matters, nor can it predict whether any outcome will have a material adverse effect on the Company’s business, results of operations, financial condition and/or liquidity. Accordingly, the Company has made no provisions for these other legal matters in its consolidated results of operations.

Notes to Consolidated Financial Statements — (Continued)
Becton, Dickinson and Company

In July 2021, the Company became aware of lawsuits that had been filed against it in state and federal court in Georgia. The suits were filed by plaintiffs who reside near Company facilities in Covington, GA, where ethylene oxide (“EtO”) sterilization activities take place and currently number approximately 160. The claims allege a variety of injuries, including but not limited to multiple types of cancer, allegedly attributable to exposure to EtO in the ambient air. The Company has meritorious defenses and intends to defend itself vigorously.
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
During fiscal years 2021, 2020, and 2019, the Company recorded pre-tax charges to Other operating expense, net, of approximately $361 million, $378 million, and $914 million, respectively, related to certain of the product liability matters discussed above under the heading “Product Liability Matters,” including the related legal defense costs. The Company recorded these charges based on additional information obtained during fiscal years 2021 and 2020 including but not limited to: the nature and quantity of unfiled and filed claims and the continued rate of claims being filed in certain product liability matters; the status of certain settlement discussions with plaintiffs’ counsel; the allegations and documentation supporting or refuting such allegations; publicly available information regarding similar medical device mass tort settlements; historical information regarding other product liability settlements involving the Company and the stage of litigation.
Accruals for the Company's product liability claims which are discussed above, as well as the related legal defense costs, amounted to approximately $2.5 billion at September 30, 2021 and 2020. These accruals, which are generally long-term in nature, are largely recorded within Deferred Income Taxes and Other Liabilities on the Company's consolidated balance sheets. As of September 30, 2021 and 2020, the Company had $106 million and $92 million, respectively, in qualified settlement funds (“QSFs”), subject to certain settlement conditions, for certain product liability matters. Payments to QSFs are recorded as a component of Restricted cash. The Company's expected recoveries related to product liability claims and related legal defense costs were approximately $93 million and $139 million at September 30, 2021 and 2020, respectively. The expected recoveries at September 30, 2021 related entirely to the Company’s agreements with Medtronic related to certain Women’s Health Product Claims. A substantial amount of the expected recoveries at September 30, 2020 related to the Company’s agreements with Medtronic related to certain Women’s Health Product Claims. The expected recoveries at September 30, 2021 related to the indemnification obligation are not in dispute with respect to claims that Medtronic settles pursuant to the agreements.
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

Notes to Consolidated Financial Statements — (Continued)
Becton, Dickinson and Company

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
The Company's gross revenues are subject to a variety of deductions which are recorded in the same period that the underlying revenues are recognized. Such variable consideration includes rebates, sales discounts and sales returns. Because these deductions represent estimates of the related obligations, judgment is required when determining the impact of these revenue deductions on gross revenues for a reporting period. Rebates provided by the Company are based upon prices determined under the Company's agreements with its end-user customers. Additional factors considered in the estimate of the Company's rebate liability include the quantification of inventory that is either in stock at or in transit to the Company's distributors, as well as the estimated lag time between the sale of product and the payment of corresponding rebates. The Company’s rebate liability at September 30, 2021 and 2020 was $576 million and $526 million, respectively. The impact of other forms of variable consideration, including sales discounts and sales returns, is not material to the Company's revenues. Additional disclosures relating to sales discounts and sales returns are provided in Note 18.
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
Remaining Performance Obligations
The Company's obligations relative to service contracts, which are further discussed above, and pending installations of equipment, primarily in the Company's Medication Management Solutions unit, represent unsatisfied performance obligations of the Company. The revenues under existing contracts with original expected durations of more than one year, which are attributable to products and/or services that have not yet been installed or provided, are estimated to be approximately $2.1 billion at September 30, 2021. The Company expects to recognize the majority of this revenue over the next three years.
Within the Company's Medication Management Solutions, Medication Delivery Solutions, Integrated Diagnostic Solutions, and Biosciences units, some contracts also contain minimum purchase commitments of reagents or other consumables and the future sales of these consumables represent additional unsatisfied performance obligations of the Company. The revenue attributable to the unsatisfied minimum purchase commitment-related performance obligations, for contracts with original expected durations of more than one year, is estimated to be approximately $2.5 billion at September 30, 2021.  This revenue will be recognized over the customer relationship periods.
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
Life Sciences
Life Sciences provides products for the safe collection and transport of diagnostics specimens, and instruments and reagent systems to detect a broad range of infectious diseases, healthcare-associated infections and cancers. In addition, Life Sciences produces research and clinical tools that facilitate the study of cells, and

Notes to Consolidated Financial Statements — (Continued)
Becton, Dickinson and Company

the components of cells, to gain a better understanding of normal and disease processes. That information is used to aid the discovery and development of new drugs and vaccines, and to improve the diagnosis and management of diseases. The primary customers served by Life Sciences are hospitals, laboratories and clinics; blood banks; healthcare workers; public health agencies; physicians’ office practices; retail pharmacies; academic and government institutions; and pharmaceutical and biotechnology companies. With the emergency use authorization approval of the BD Veritor™ At-Home COVID-19 Test, Life Sciences also serves patients directly. Life Sciences consists of the following organizational units: Integrated Diagnostic Solutions and Biosciences.
Interventional
Interventional provides vascular, urology, oncology and surgical specialty products that are intended, with the exception of the V. MuellerTM surgical and laparoscopic instrumentation products, to be used once and then discarded or are either temporarily or permanently implanted. The primary customers served by Interventional are hospitals, individual healthcare professionals, extended care facilities, alternate site facilities and patients via the segment's Homecare business. Interventional consists of the following organizational units: Surgery; Peripheral Intervention; Urology and Critical Care.
Additional Segment Information
Distribution of products is primarily through independent distribution channels, and directly to end-users by BD and independent sales representatives. No customer accounted for 10% or more of revenues in any of the three years presented.
Segment disclosures are on a performance basis consistent with internal management reporting. The Company evaluates performance of its business segments and allocates resources to them primarily based upon operating income, which represents revenues reduced by product costs and operating expenses. The Company’s chief operating decision maker does not receive any asset information by business segment and, as such, the Company does not report asset information by business segment.

Notes to Consolidated Financial Statements — (Continued)
Becton, Dickinson and Company

Financial information for the Company’s segments is detailed below. The Company has no material intersegment revenues.

(Millions of dollars)	2021			2020			2019
	United States	International	Total	United States	International	Total	United States	International	Total
Medical
Medication Delivery Solutions	$2,246	$1,812	$4,057	$1,972	$1,583	$3,555	$2,037	$1,811	$3,848
Medication Management Solutions	1,863	570	2,432	1,865	589	2,454	2,115	525	2,640
Diabetes Care	606	554	1,160	562	522	1,084	573	538	1,110
Pharmaceutical Systems	428	1,401	1,829	404	1,184	1,588	392	1,073	1,465
Total segment revenues	$5,142	$4,336	$9,479	$4,802	$3,878	$8,680	$5,116	$3,947	$9,064

Life Sciences
Integrated Diagnostic Solutions	$2,477	$2,748	$5,225	$1,872	$1,659	$3,532	$1,446	$1,659	$3,106
Biosciences	503	802	1,305	465	678	1,143	485	709	1,194
Total segment revenues	$2,980	$3,550	$6,530	$2,337	$2,337	$4,675	$1,931	$2,368	$4,300

Interventional
Surgery	$1,023	$274	$1,296	$891	$230	$1,121	$977	$264	$1,242
Peripheral Intervention	931	780	1,711	871	640	1,511	917	657	1,574
Urology and Critical Care	894	338	1,232	815	315	1,130	787	323	1,110
Total segment revenues	$2,847	$1,392	$4,239	$2,577	$1,186	$3,762	$2,682	$1,244	$3,926

Total Company revenues	$10,969	$9,279	$20,248	$9,716	$7,401	$17,117	$9,730	$7,560	$17,290

Notes to Consolidated Financial Statements — (Continued)
Becton, Dickinson and Company

(Millions of dollars)	2021	2020	2019
Income Before Income Taxes
Medical (a) (b) (c)	$2,583	$2,274	$2,824
Life Sciences (d)	2,391	1,405	1,248
Interventional (e)	933	724	903
Total Segment Operating Income	5,907	4,403	4,976
Acquisitions and other restructurings	(185)	(309)	(480)
Unallocated other operating expense, net (f)	(238)	(363)	(579)
Net interest expense	(460)	(521)	(627)
Other unallocated items (g)	(2,783)	(2,224)	(2,115)
Total Income Before Income Taxes	$2,242	$985	$1,176
Capital Expenditures
Medical	$777	$477	$577
Life Sciences	297	192	230
Interventional	125	119	120
Corporate and All Other	32	22	30
Total Capital Expenditures	$1,231	$810	$957
Depreciation and Amortization
Medical	$1,140	$1,104	$1,073
Life Sciences	352	286	284
Interventional	769	750	881
Corporate and All Other	12	14	14
Total Depreciation and Amortization	$2,273	$2,154	$2,253
(a)The amounts in 2021 and 2020 include charges of $56 million and $244 million, respectively, recorded to Cost of products sold, related to the estimate of costs associated with remediation efforts for BD AlarisTM infusion pumps in the Medication Management Solutions unit.
(b)The amount in 2020 included $41 million of charges to Cost of products sold to write down the value of fixed assets primarily in the Medication Delivery Solutions and Pharmaceutical Systems units.
(c)The amount in 2019 included $75 million of estimated remediation costs recorded to Other operating expense, net relating to a recall of a product component, which generally pre-dated the Company's acquisition of CareFusion in fiscal year 2015, within the Medication Management Solutions unit's infusion systems platform.
(d)The amount in 2020 included charges of $57 million recorded to Cost of products sold to write down the carrying value of certain intangible and other assets in the Biosciences and Integrated Diagnostic Solutions units.
(e)The amount in 2019 included a charge of $30 million recorded to Research and development expense to write down the carrying value of certain intangible assets in the Surgery unit.
(f)The amounts in 2021, 2020 and 2019 include pre-tax charges of $361 million, $378 million and $914 million, respectively, related to certain product liability matters, which is further discussed in Note 5. The amount in 2021 also includes gains of $158 million on sale-leaseback transactions, which are further discussed in Note 17, and $35 million of costs incurred for consulting, legal, tax and other advisory services associated with the planned spin-off of BD's Diabetes Care business. The 2019 amount also included the pre-tax gain recognized on the Company's sale of its Advanced Bioprocessing business of approximately $336 million, which is further discussed in Note 10.

Notes to Consolidated Financial Statements — (Continued)
Becton, Dickinson and Company

(g)Primarily comprised of foreign exchange, certain general and administrative expenses and share-based compensation expense.
Geographic Information
The countries in which the Company has local revenue-generating operations have been combined into the following geographic areas: the United States (including Puerto Rico); EMEA (which includes Europe, the Middle East and Africa); Greater Asia (which includes countries in Greater China, Japan, South Asia, Southeast Asia, Korea, and Australia and New Zealand); and Other, which is comprised of Latin America (which includes Mexico, Central America, the Caribbean and South America) and Canada.
Revenues to unaffiliated customers are generally based upon the source of the product shipment. Long-lived assets, which include net property, plant and equipment, are based upon physical location.

(Millions of dollars)	2021	2020	2019
Revenues
United States	$10,969	$9,716	$9,730
EMEA (a)	4,751	3,928	3,837
Greater Asia	3,272	2,568	2,726
Other (a)	1,255	905	997
	$20,248	$17,117	$17,290
Long-Lived Assets
United States	$36,037	$36,468	$37,053
EMEA (a)	6,004	5,890	5,519
Greater Asia	1,662	1,521	1,328
Other (a)	860	753	824
Corporate	465	411	377
	$45,029	$45,043	$45,101
(a)The amounts in fiscal years 2020 and 2019 reflect the reclassifications of $448 million and $478 million, respectively, of revenues and $55 million and $37 million, respectively, of long-lived assets in the Middle East and Africa.
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

Notes to Consolidated Financial Statements — (Continued)
Becton, Dickinson and Company

The fair value of share-based payments is recognized as compensation expense in net income. BD estimates forfeitures based on experience at the time of grant and adjusts expense to reflect actual forfeitures. The amounts and location of compensation cost relating to share-based payments included in the consolidated statements of income is as follows:

(Millions of dollars)	2021	2020	2019
Cost of products sold	$43	$40	$37
Selling and administrative expense	158	150	145
Research and development expense	36	34	32
Acquisitions and other restructurings	1	20	50
	$238	$245	$265

Tax benefit associated with share-based compensation costs recognized	$55	$57	$62
Upon the Company's acquisition of Bard in 2018, certain pre-acquisition equity awards of Bard were converted into either BD SARs or BD restricted stock awards, as applicable. These awards have substantially the same terms and conditions as the converted Bard awards immediately prior to the acquisition date. Compensation expense of $16 million and $40 million associated with these replacement awards was recorded in Acquisitions and other restructurings in 2020 and 2019, respectively.
Stock Appreciation Rights
SARs represent the right to receive, upon exercise, shares of common stock having a value equal to the difference between the market price of common stock on the date of exercise and the exercise price on the date of grant. SARs generally vest over a period of four years and have a term of ten years. The fair value of awards was estimated on the date of grant using a lattice-based binomial option valuation model and these valuations were largely based upon the following weighted-average assumptions:

	2021	2020	2019
Risk-free interest rate	0.68%	1.69%	3.05%
Expected volatility	23.0%	19.0%	18.0%
Expected dividend yield	1.46%	1.24%	1.27%
Expected life	7.4 years	7.4 years	7.2 years
Fair value derived	$44.38	$48.82	$51.86
     Expected volatility is based upon historical volatility for the Company’s common stock and other factors. The expected life of SARs granted is derived from the output of the lattice-based model, using assumed exercise rates based on historical exercise and termination patterns, and represents the period of time that SARs granted are expected to be outstanding. The risk-free interest rate used is based upon the published U.S. Treasury yield curve in effect at the time of grant for instruments with a similar life. The dividend yield is based upon the most recently declared quarterly dividend as of the grant date. The Company issued 0.4 million shares during 2021 to satisfy the SARs exercised.

Notes to Consolidated Financial Statements — (Continued)
Becton, Dickinson and Company

A summary of SARs outstanding as of September 30, 2021 and changes during the year then ended is as follows:

	SARs (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (Millions of dollars)
Balance at October 1	6,337	$167.17
Granted	1,097	227.83
Exercised	(842)	128.13
Forfeited, canceled or expired	(297)	237.47
Balance at September 30	6,295	$179.64	5.51	$424
Vested and expected to vest at September 30	6,113	$177.94	5.42	$421
Exercisable at September 30	4,471	$156.28	4.31	$403
A summary of SARs exercised during 2021, 2020 and 2019 is as follows:

(Millions of dollars)	2021	2020	2019
Total intrinsic value of SARs exercised	$102	$212	$260
Total fair value of SARs vested	$39	$46	$66

Performance-Based and Time-Vested Restricted Stock Units
Performance-based restricted stock units cliff vest three years after the date of grant. These units are tied to the Company’s performance against pre-established targets over a performance period of three years. The performance measures for fiscal years 2021 and 2020 were average annual currency-neutral revenue growth and average annual return on invested capital, with the combined factor subject to adjustment based on the Company's relative total shareholder return (measures the Company’s stock performance during the performance period against that of peer companies). For fiscal year 2019, the performance measures were relative total shareholder return and average annual return on invested capital. Under the Company’s long-term incentive program, the actual payout under these awards may vary from zero to 200% of an employee’s target payout, based on the Company’s actual performance over the performance period of three years. In fiscal years 2021 and 2020, the Company also issued additional performance-based time-vested units to certain key executives, which cliff vest three years after the date of grant and are tied to the Company’s performance against average annual growth in the Company’s Adjusted EPS over a performance period of three years. No shares will be issuable if the performance targets have not been met. The fair value is based on the market price of the Company’s stock on the date of grant. Compensation cost initially recognized assumes that the target payout level will be achieved and is adjusted for subsequent changes in the expected outcome of performance-related conditions. For units for which the performance conditions are modified after the date of grant, any incremental increase in the fair value of the modified units, over the original units, is recorded as compensation expense on the date of the modification for vested units, or over the remaining performance period for units not yet vested.
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

Notes to Consolidated Financial Statements — (Continued)
Becton, Dickinson and Company

A summary of restricted stock units outstanding as of September 30, 2021 and changes during the year then ended is as follows:

	Performance-Based			Time-Vested
	Stock Units (in thousands)		Weighted Average Grant Date Fair Value	Stock Units (in thousands)	Weighted Average Grant Date Fair Value
Balance at October 1	962		$244.42	1,697	$226.01
Granted	406		216.39	881	223.60
Distributed	(39)		252.57	(601)	231.44
Forfeited or canceled	(373)		245.86	(421)	231.29
Balance at September 30	957	(a)	$231.63	1,556	$221.11
Expected to vest at September 30	339	(b)	$227.92	1,478	$220.60
(a)Based on 200% of target payout for performance based restricted units and 100% of the performance based time-vested units.
(b)Net of expected forfeited units and units in excess of the expected performance payout of 63 thousand and 555 thousand shares, respectively.
The weighted average grant date fair value of restricted stock units granted during the years 2021, 2020 and 2019 are as follows:

	Performance-Based			Time-Vested
	2021	2020	2019	2021	2020	2019
Weighted average grant date fair value of units granted	$216.39	$245.06	$237.55	$223.60	$249.94	$235.50
The total fair value of stock units vested during 2021, 2020 and 2019 was as follows:

	Performance-Based			Time-Vested
(Millions of dollars)	2021	2020	2019	2021	2020	2019
Total fair value of units vested	$16	$27	$33	$203	$211	$254
At September 30, 2021, the weighted average remaining vesting term of performance-based and time vested restricted stock units is 1.27 and 0.89 years, respectively.
Unrecognized Compensation Expense and Other Stock Plans
The amount of unrecognized compensation expense for all non-vested share-based awards as of September 30, 2021, is approximately $247 million, which is expected to be recognized over a weighted-average remaining life of approximately 1.94 years. At September 30, 2021, 8.6 million shares were authorized for future grants under the 2004 Plan. The Company has a policy of satisfying share-based payments through either open market purchases or shares held in treasury. At September 30, 2021, the Company has sufficient shares held in treasury to satisfy these payments.
As of September 30, 2021, 93 thousand shares were held in trust relative to a Director's Deferral plan, which provides a means to defer director compensation, from time to time, on a deferred stock or cash basis. Also as of September 30, 2021, 259 thousand shares were issuable under a Deferred Compensation Plan that allows certain highly-compensated employees, including executive officers, to defer salary, annual incentive awards and certain equity-based compensation.

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
As a result of the Company’s conclusion to merge the legacy Bard pension plan into the BD defined benefit cash balance pension plan, the assets and liabilities of the legacy Bard U.S. defined pension benefit plan were remeasured as of October 31, 2020. Amendments to this plan were approved and communicated to affected employees in the first quarter of fiscal year 2021. The legacy Bard U.S. pension plan has been frozen to prevent new participants since January 1, 2011.
Effective January 1, 2018, the legacy BD U.S. pension plan was frozen to limit the participation of employees who are hired or re-hired by the Company, or who transfer employment to the Company, on or after January 1, 2018.
Net pension cost for the years ended September 30 included the following components:

	Pension Plans
(Millions of dollars)	2021	2020	2019
Service cost	$150	$153	$134
Interest cost	71	84	107
Expected return on plan assets	(174)	(188)	(180)
Amortization of prior service credit	(16)	(13)	(13)
Amortization of loss	97	97	78
Curtailment/settlement loss	9	4	10
Net pension cost	$137	$137	$135

Net pension cost included in the preceding table that is attributable to international plans	$41	$41	$32
The amounts provided above for amortization of prior service credit and amortization of loss represent the reclassifications of prior service credits and net actuarial losses that were recognized in Accumulated other comprehensive income (loss) in prior periods. The settlement losses recorded in 2021, 2020 and 2019 included lump sum benefit payments associated with certain plans. The Company recognizes pension settlements when payments from the plan exceed the sum of service and interest cost components of net periodic pension cost associated with the plan for the fiscal year. A curtailment loss in 2021, related to freezing a pension plan in Europe, was recorded when the loss was probable and estimable.
All components of the Company’s net periodic pension and postretirement benefit costs, aside from service cost, are recorded to Other (expense) income, net on its consolidated statements of income.

Notes to Consolidated Financial Statements — (Continued)
Becton, Dickinson and Company

The change in benefit obligation, change in fair value of pension plan assets, funded status and amounts recognized in the Consolidated Balance Sheets for these plans were as follows:

	Pension Plans
(Millions of dollars)	2021	2020
Change in benefit obligation:
Beginning obligation	$3,953	$3,731
Service cost	150	153
Interest cost	71	84
Plan amendments	(30)	—
Benefits paid	(156)	(186)
Impact of acquisitions	—	10
Actuarial (gain) loss	(69)	104
Curtailments/settlements	(49)	(17)
Other, includes translation	19	74
Benefit obligation at September 30	$3,889	$3,953
Change in fair value of plan assets:
Beginning fair value	$3,045	$2,926
Actual return on plan assets	317	222
Employer contribution	66	42
Benefits paid	(156)	(186)
Impact of acquisitions	—	7
Settlements	(55)	(17)
Other, includes translation	5	51
Plan assets at September 30	$3,222	$3,045
Funded Status at September 30:
Unfunded benefit obligation	$(667)	$(908)
Amounts recognized in the Consolidated Balance Sheets at September 30:
Other	$29	$16
Salaries, wages and related items	(29)	(23)
Long-term Employee Benefit Obligations	(667)	(901)
Net amount recognized	$(667)	$(908)
Amounts recognized in Accumulated other comprehensive income (loss) before income taxes at September 30:
Prior service credit	$41	$31
Net actuarial loss	(972)	(1,281)
Net amount recognized	$(931)	$(1,250)
International pension plan assets at fair value included in the preceding table were $1.033 billion and $935 million at September 30, 2021 and 2020, respectively. The international pension plan projected benefit obligations were $1.320 billion and $1.321 billion at September 30, 2021 and 2020, respectively.

Notes to Consolidated Financial Statements — (Continued)
Becton, Dickinson and Company

The benefit obligation associated with postretirement healthcare and life insurance plans provided to qualifying domestic retirees, which was largely recorded to Long-Term Employee Benefit Obligations, was $138 million and $148 million at September 30, 2021 and 2020, respectively.
Pension plans with accumulated benefit obligations in excess of plan assets and plans with projected benefit obligations in excess of plan assets consist of the following at September 30:

	Accumulated Benefit Obligation Exceeds the Fair Value of Plan Assets		Projected Benefit Obligation Exceeds the Fair Value of Plan Assets
(Millions of dollars)	2021	2020	2021	2020
Projected benefit obligation			$3,475	$3,920
Accumulated benefit obligation	$3,309	$3,703
Fair value of plan assets	$2,712	$2,936	$2,780	$2,996
The weighted average assumptions used in determining pension plan information were as follows:

	2021	2020	2019
Net Cost
Discount rate:
U.S. plans (a)	2.80%	3.21%	4.26%
International plans	1.44	1.39	2.30
Expected return on plan assets:
U.S. plans	6.25	7.25	7.25
International plans	4.92	5.05	4.98
Rate of compensation increase:
U.S. plans	4.30	4.29	4.29
International plans	2.20	2.35	2.36
Cash balance plan interest crediting rate:
U.S. plans	4.00	4.00	4.00
International plans	1.95	1.97	1.84
Benefit Obligation
Discount rate:
U.S. plans	2.89	2.80	3.21
International plans	1.75	1.44	1.39
Rate of compensation increase:
U.S. plans	4.31	4.30	4.29
International plans	2.63	2.20	2.35
Cash balance plan interest crediting rate:
U.S. plans	4.00	4.00	4.00
International plans	2.02	1.95	1.97
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
Expected Funding
The Company’s funding policy for its defined benefit pension plans is to contribute amounts sufficient to meet legal funding requirements, plus any additional amounts that may be appropriate considering the funded status of the plans, tax consequences, the cash flow generated by the Company and other factors. The Company made discretionary contributions to its BD U.S. pension plan of $16 million during fiscal year 2021 and $134 million in October 2021. The Company did not make any required contributions in 2021 and does not anticipate any significant required contributions to its pension plans in 2022.
Expected benefit payments are as follows:

(Millions of dollars)	Pension Plans
2022	$242
2023	174
2024	178
2025	189
2026	206
2027-2031	1,113
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
U.S. Plans
The Company’s U.S. pension plans comprise 68% of total benefit plan investments, based on September 30, 2021 market values, and have a target asset mix of 45% fixed income, 23% diversifying investments and 32% equities. This mix was established based on an analysis of projected benefit payments and estimates of long-term returns, volatilities and correlations for various asset classes. The asset allocations to diversifying investments include high-yield bonds, hedge funds, real estate, infrastructure, leveraged loans and emerging markets bonds.
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
The following table provides the fair value measurements of U.S. plan assets, as well as the measurement techniques and inputs utilized to measure fair value of these assets, at September 30, 2021 and 2020. The categorization of fund investments is based upon the categorization of these funds’ underlying assets.

					Basis of fair value measurement (See Note 1)
(Millions of dollars)	Total U.S. Plan Asset Balances		Investments Measured at Net Asset Value (a)		Level 1		Level 2		Level 3
	2021	2020	2021	2020	2021	2020	2021	2020	2021	2020
Fixed Income:
Corporate bonds	$679	$656	$—	$—	$297	$273	$382	$383	$—	$—
Government and agency-U.S.	184	95	—	—	162	74	22	21	—	—
Government and agency-Foreign	46	40	—	—	—	—	46	40	—	—
Other fixed income	141	141	—	—	—	—	141	141	—	—
Equity securities	686	737	43	43	643	694	—	—	—	—
Cash and cash equivalents	168	147	—	—	168	147	—	—	—	—
Other	286	291	152	151	135	141	—	—	—	—
Fair value of plan assets	$2,189	$2,108	$195	$193	$1,405	$1,330	$590	$584	$—	$—
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
Equity Securities
U.S. pension plan assets categorized as equity securities consist of fund investments in publicly-traded U.S. and non-U.S. equity securities. In order to achieve appropriate diversification, these portfolios are invested across market sectors, investment styles, capitalization weights and geographic regions. The values of equity securities classified within Level 1 are based on the closing price reported on the major market on which the

Notes to Consolidated Financial Statements — (Continued)
Becton, Dickinson and Company

investments are traded or have a readily determinable fair value based on published prices obtained from fund managers which represent the price at which the instruments can be redeemed at period end. The U.S. pension plan has no future funding commitments associated with these investments and has the right to redeem them upon one day’s notice, at any time and without restriction.
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
International Plans
International plan assets comprise 32% of the Company’s total benefit plan assets, based on market value at September 30, 2021. Such plans have local independent fiduciary committees, with responsibility for development and oversight of investment policy, including asset allocation decisions. In making such decisions, consideration is given to local regulations, investment practices and funding rules.
The following table provides the fair value measurements of international plan assets, as well as the measurement techniques and inputs utilized to measure fair value of these assets, at September 30, 2021 and 2020.

					Basis of fair value measurement (See Note 1)
(Millions of dollars)	Total International Plan Asset Balances		Investments Measured at Net Asset Value		Level 1		Level 2		Level 3 (a)
	2021	2020	2021	2020	2021	2020	2021	2020	2021	2020
Fixed Income:
Corporate bonds	$55	$34	$—	$—	$37	$15	$18	$19	$—	$—
Government and agency-U.S.	13	3	—	—	10	—	3	3	—	—
Government and agency-Foreign	264	212	—	—	249	115	15	97	—	—
Other fixed income	121	102	—	—	72	63	49	39	—	—
Equity securities	297	335	—	—	297	335	—	—	—	—
Cash and cash equivalents	14	12	—	—	14	12	—	—	—	—
Real estate	44	34	—	—	2	—	31	24	11	10
Insurance contracts	118	131	—	—	—	—	—	—	118	131
Other	107	72	—	—	84	70	8	1	15	—
Fair value of plan assets	$1,033	$935	$—	$—	$765	$611	$124	$183	$145	$141

Notes to Consolidated Financial Statements — (Continued)
Becton, Dickinson and Company

(a)Changes in the fair value of international pension assets measured using Level 3 inputs for the years ended September 30, 2021 and 2020 were immaterial.
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
Equity Securities
Equity securities included in the international plan assets consist of publicly-traded U.S. and non-U.S. equity securities. The values of equity securities classified within Level 1 are based on the closing price reported on the major market on which the investments are traded or have a readily determinable fair value based on published prices obtained from fund managers which represent the price at which the instruments can be redeemed at period end. The international plans holding these securities have no future funding commitments associated with these investments and has the right to redeem them upon one day’s notice, at any time and without restriction.
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
Defined Contribution Plans
The cost of voluntary defined contribution plans which provide for a Company match or contribution was $153 million in 2021, $111 million in 2020 and $126 million in 2019. As a short term measure to preserve cash and reduce costs, the Company's matching contributions were temporarily suspended effective May 1, 2020 and matching contributions were reinstated in October 2020.
Note 10 — Divestitures
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

Notes to Consolidated Financial Statements — (Continued)
Becton, Dickinson and Company

Note 11 — Business Restructuring Charges
In connection with the Company's 2018 acquisition of Bard, and simplification and other cost saving initiatives, the Company incurred restructuring costs which were largely recorded within Acquisitions and other restructurings on its consolidated statements of income. The simplification and other costs saving initiatives are focused on reducing complexity, enhancing product quality, refining customer experience, and improving cost efficiency across all of the Company’s segments. Restructuring liability activity in 2021, 2020 and 2019 was as follows:

	Employee Termination		Other		Total
(Millions of dollars)	Bard	Other Initiatives (a)	Bard (b)	Other Initiatives (a)	Bard	Other Initiatives (a)
Balance at September 30, 2018	$33	$23	$—	$4	$33	$27
Charged to expense	23	29	95	33	118	62
Cash payments	(34)	(21)	(5)	(31)	(39)	(52)
Non-cash settlements	—	—	(89)	(3)	(89)	(3)
Balance at September 30, 2019	$22	$31	$1	$3	$23	$34
Charged to expense	7	13	42	33	49	46
Cash payments	(14)	(27)	(18)	(31)	(32)	(58)
Non-cash settlements	—	—	(24)	(2)	(24)	(2)
Balance at September 30, 2020	$15	$17	$1	$3	$16	$20
Charged to expense	1	13	2	34	3	47
Cash payments	(5)	(26)	(2)	(29)	(7)	(55)
Non-cash settlements	—	—	—	(4)	—	(4)
Other adjustments	(1)	—	—	—	(1)	—
Balance at September 30, 2021	$10	$4	$1	$4	$11	$8
(a)Restructuring costs in 2021, 2020 and 2019 included expenses primarily related to simplification and other cost saving initiatives.
(b)Expenses in 2020 and 2019 largely represented the costs associated with the conversion of certain pre-acquisition equity awards of Bard which, to encourage post-acquisition employee retention, were converted to BD equity awards with substantially the same terms and conditions as were applicable under such Bard awards immediately prior to the acquisition date.

Notes to Consolidated Financial Statements — (Continued)
Becton, Dickinson and Company

Note 12 — Intangible Assets
Intangible assets at September 30 consisted of:

	2021			2020
(Millions of dollars)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets
Developed technology	$14,399	$(4,983)	$9,417	$14,105	$(3,959)	$10,146
Customer relationships	4,658	(1,839)	2,818	4,616	(1,509)	3,107
Product rights	123	(83)	40	119	(73)	46
Trademarks	409	(137)	271	408	(120)	288
Patents and other	533	(342)	191	500	(320)	180
Amortized intangible assets	$20,122	$(7,385)	$12,737	$19,748	$(5,981)	$13,767

Unamortized intangible assets
Acquired in-process research and development	$44			$44
Trademarks	2			2
Unamortized intangible assets	$46			$46
Intangible amortization expense was $1.403 billion, $1.384 billion and $1.497 billion in 2021, 2020 and 2019, respectively. The estimated aggregate amortization expense for the fiscal years ending September 30, 2022 to 2026 are as follows: 2022 — $1.399 billion; 2023 — $1.386 billion; 2024 — $1.384 billion; 2025 — $1.383 billion; 2026 — $1.357 billion.
The following is a reconciliation of goodwill by business segment:

(Millions of dollars)	Medical	Life Sciences	Interventional	Total
Goodwill as of September 30, 2019	$9,989	$772	$12,615	$23,376
Acquisitions (a)	10	58	49	117
Purchase price allocation adjustments	—	1	4	5
Currency translation	44	7	71	122
Goodwill as of September 30, 2020	$10,044	$837	$12,739	$23,620
Acquisitions (a)	193	—	72	264
Purchase price allocation adjustments	4	—	1	6
Currency translation	15	(1)	(2)	12
Goodwill as of September 30, 2021	$10,255	$836	$12,810	$23,901
(a)Represents goodwill recognized relative to certain acquisitions which were not material individually or in the aggregate.
Note 13 — Derivative Instruments and Hedging Activities
The Company uses derivative instruments to mitigate certain exposures. The Company does not enter into derivative financial instruments for trading or speculative purposes. The effects these derivative instruments and hedged items had on the Company’s balance sheets and the fair values of the derivatives outstanding at September 30, 2021 and 2020 were not material. The effects on the Company’s financial performance and cash flows are provided below.

Notes to Consolidated Financial Statements — (Continued)
Becton, Dickinson and Company

Foreign Currency Risks and Related Strategies
The Company has foreign currency exposures throughout Europe, Greater Asia, Canada and Latin America. Transactional currency exposures that arise from entering into transactions, generally on an intercompany basis, in non-hyperinflationary countries that are denominated in currencies other than the functional currency are mitigated primarily through the use of forward contracts. In order to mitigate foreign currency exposure relating to its investments in certain foreign subsidiaries, the Company has hedged the currency risk associated with those investments with certain instruments such as foreign currency-denominated debt and cross-currency swaps, which are designated as net investment hedges, as well as currency exchange contracts.
The notional amounts of the Company’s foreign currency-related derivative instruments as of September 30, 2021 and 2020 were as follows:

(Millions of dollars)	Hedge Designation	2021	2020
Foreign exchange contracts (a)	Undesignated	$2,735	$2,519
Foreign currency-denominated debt (b)	Net investment hedges	2,543	1,522
Cross-currency swaps (c)	Net investment hedges	1,958	2,971
(a)Represent hedges of transactional foreign exchange exposures resulting primarily from intercompany payables and receivables. Gains and losses on these instruments are recognized immediately in income. These gains and losses are largely offset by gains and losses on the underlying hedged items, as well as the hedging costs associated with the derivative instruments. Net amounts recognized in Other (expense) income, net, during the years ending September 30, 2021, 2020 and 2019 are detailed in Note 18.
(b)Represents foreign currency-denominated long-term notes outstanding which were effective as economic hedges of net investments in certain of the Company's foreign subsidiaries.
(c)Represents cross-currency swaps which were effective as economic hedges of net investments in certain of the Company's foreign subsidiaries.
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
Net gains (losses) recorded to Accumulated other comprehensive income (loss) relating to the Company's net investment hedges as of September 30, 2021, 2020 and 2019 were as follows:

(Millions of dollars)	2021	2020	2019
Foreign currency-denominated debt	$32	$(106)	$138
Cross-currency swaps (a)	(21)	(109)	73
Foreign currency forward contract (b)	—	—	(9)
(a)The amount in 2021 includes a loss of $35 million recognized on terminated cross-currency swaps.
(b)The amount in 2019 represented a loss recognized on a forward contract which was entered into and terminated in fiscal year 2019.
Interest Rate Risks and Related Strategies
The Company uses a mix of fixed and variable rate debt, which is further discussed in Note 15, to manage its interest rate exposure, and periodically uses interest rate swaps to manage such exposures. Under these interest rate swaps, the Company exchanges, at specified intervals, the difference between fixed and floating

Notes to Consolidated Financial Statements — (Continued)
Becton, Dickinson and Company

interest amounts calculated by reference to an agreed-upon notional principal amount. These swaps are designated as either cash flow or fair value hedges.
Changes in the fair value of the interest rate swaps designated as cash flow hedges (i.e., hedging the exposure to variability in expected future cash flows that is attributable to a particular risk) are recorded in Other comprehensive income (loss). If interest rate derivatives designated as cash flow hedges are terminated, the balance in Accumulated other comprehensive income (loss) attributable to those derivatives is reclassified into earnings over the remaining life of the hedged debt.  The net realized loss related to terminated interest rate swaps expected to be reclassified and recorded in Interest expense within the next 12 months is $1 million, net of tax. The amounts reclassified from accumulated other comprehensive income relating to cash flow hedges during 2021, 2020 and 2019 were not material to the Company's consolidated financial results.
The Company recorded net after-tax gains (losses) of $72 million and $(75) million in Other comprehensive income (loss) relating to interest rate-related cash flow hedges during the years ended September 30, 2021 and 2020, respectively. The amounts recognized in other comprehensive income relating to interest rate hedges during the year ended 2019 were immaterial.
For interest rate swaps designated as fair value hedges (i.e., hedges against the exposure to changes in the fair value of an asset or a liability or an identified portion thereof that is attributable to a particular risk), changes in the fair value of the interest rate swaps offset changes in the fair value of the fixed rate debt due to changes in market interest rates. The amounts recorded during the years ended September 30, 2021 and 2020 for changes in the fair value of these hedges were immaterial to the Company's consolidated financial results.
The notional amounts of the Company’s interest rate-related derivative instruments as of September 30, 2021 and 2020 were as follows:

(Millions of dollars)	Hedge Designation	2021	2020
Interest rate swaps (a)	Fair value hedges	$700	$375
Forward starting interest rate swaps (b)	Cash flow hedges	1,000	1,500
(a)Represents fixed-to-floating interest rate swap agreements the Company entered into to convert the interest payments on certain long-term notes from the fixed rate to a floating interest rate based on LIBOR. In fiscal year 2021, certain interest rate swaps were terminated at an immaterial net gain, concurrently with the redemption of the 3.125% notes due November 8, 2021.
(b)Represents interest rate derivatives entered into to mitigate exposure to interest rate risk related to future debt issuances. Concurrently with the issuance of senior unsecured U.S. notes in the second quarter of fiscal year 2021, the notional amount of $500 million of the Company's outstanding forward starting interest rate swaps were terminated at an immaterial net loss.
Other Risk Exposures
The Company purchases resins, which are oil-based components used in the manufacture of certain products. Significant increases in world oil prices that lead to increases in resin purchase costs could impact future operating results. From time to time, the Company has managed price risks associated with these commodity purchases through commodity derivative forward contracts. The Company had no outstanding commodity derivative forward contracts at September 30, 2021 and 2020.

Note 14 — Financial Instruments and Fair Value Measurements
The following reconciles cash and equivalents and restricted cash reported within the Company's consolidated balance sheets at September 30, 2021 and 2020 to the total of these amounts shown on the Company's consolidated statements of cash flows:

Notes to Consolidated Financial Statements — (Continued)
Becton, Dickinson and Company

(Millions of dollars)	2021	2020
Cash and equivalents	$2,283	$2,825
Restricted cash	109	92
Cash and equivalents and restricted cash	$2,392	$2,917
The fair values of the Company’s financial instruments are as follows:

(Millions of dollars)	Basis of fair value measurement (See Note 1)	2021	2020
Institutional money market accounts and ultra-short bond fund (a)	Level 1	$200	$1,549
Current portion of long-term debt (b)	Level 2	503	702
Long-term debt (b)	Level 2	18,537	18,970
(a)These financial instruments are recorded within Cash and equivalents on the consolidated balance sheets. The institutional money market accounts permit daily redemption. Remaining cash and equivalents, excluding restricted cash, were $2.083 billion and $1.276 billion at September 30, 2021 and 2020, respectively.
(b)Long-term debt is recorded at amortized cost. The fair value of long-term debt is measured based upon quoted prices in active markets for similar instruments
Short-term investments are held to their maturities and are carried at cost, which approximates fair value. The short-term investments consist of instruments with maturities greater than three months and less than one year. All other instruments measured by the Company at fair value, including derivatives and contingent consideration liabilities, are immaterial to the Company's consolidated balance sheets.
Nonrecurring Fair Value Measurements
In fiscal year 2021, the Company recorded charges to Cost of products sold of $49 million to write down the carrying value of certain fixed assets. In fiscal year 2020, the Company recorded charges to Cost of products sold of $57 million to write down the carrying values of certain intangible and other assets in the Biosciences and Integrated Diagnostic Solutions units, and $41 million to write down the value of fixed assets primarily in the Medication Delivery Solutions and Pharmaceutical Systems units. In fiscal year 2019, the Company recorded a charge to Research and development expense of $30 million to write down the carrying values of certain intangible assets in the Surgery unit. The amounts recognized in 2021, 2020 and 2019 were recorded to adjust the carrying amount of assets to the assets' fair values, which were estimated, based upon a market participant's perspective, using Level 3 inputs, including values estimated using the income approach.
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

Notes to Consolidated Financial Statements — (Continued)
Becton, Dickinson and Company

believes the current reserves related to all governmental receivables are adequate and that this concentration of credit risk will not have a material adverse impact on its financial position or liquidity.
Transfers of trade receivables
Over the normal course of its business activities, the Company transfers certain trade receivable assets to third parties under factoring agreements. Per the terms of these agreements, the Company surrenders control over its trade receivables upon transfer.  Accordingly, the Company accounts for the transfers as sales of trade receivables by recognizing an increase to Cash and equivalents and a decrease to Trade receivables, net when proceeds from the transactions are received. The costs incurred by the Company in connection with factoring activities were not material to its consolidated financial results. The amounts transferred and yet to be remitted under factoring arrangements in 2021 and 2020 are provided below. The Company’s transfers of trade receivables during fiscal year 2019 were not material to its consolidated financial results.

(Millions of dollars)	2021	2020
Trade receivables transferred to third parties under factoring arrangements	$1,302	$2,163
Amounts yet to be collected and remitted to the third parties	130	256
Note 15 — Debt
Short-term debt
The carrying value of Short-term debt, net of unamortized debt issuance costs, at September 30 consisted of:

(Millions of dollars)		2021	2020
Current portion of long-term debt
0.174% Notes due June 4, 2021	(a)	$—	$701
Floating Rate Notes due June 6, 2022		500	—
Other		—	5
Total short-term debt		$500	$707
(a)All of the aggregate principal amount outstanding was retired during 2021, as further discussed below.
The weighted average interest rates for short-term debt were 1.15% and 0.20% at September 30, 2021 and 2020, respectively.

Notes to Consolidated Financial Statements — (Continued)
Becton, Dickinson and Company

Long-term debt
The carrying value of Long-Term Debt, net of unamortized debt issuance costs, at September 30 consisted of:

(Millions of dollars)		2021	2020
3.125% Notes due November 8, 2021	(a)	$—	$1,008
2.894% Notes due June 6, 2022	(a)	—	1,797
Floating Rate Notes due June 6, 2022		—	499
1.000% Notes due December 15, 2022		579	584
3.300% Notes due March 1, 2023	(a)	—	295
1.401% Notes due May 24, 2023		347	350
0.632% Notes due June 4, 2023		926	933
0.000% Notes due August 13, 2023	(b)	463	—
3.875% Notes due May 15, 2024	(a)	146	180
3.363% Notes due June 6, 2024	(a)	994	1,742
3.734% Notes due December 15, 2024	(a)	873	1,370
3.020% Notes due May 24, 2025		336	320
0.034% Notes due August 13, 2025	(b)	577	—
1.208% Notes due June 4, 2026		693	699
6.700% Notes due December 1, 2026		168	172
1.900% Notes due December 15, 2026		577	582
3.700% Notes due June 6, 2027		1,716	1,715
7.000% Debentures due August 1, 2027		174	175
6.700% Debentures due August 1, 2028		173	174
0.334% Notes due August 13, 2028	(b)	1,037	—
2.823% Notes due May 20, 2030		744	743
1.957% Notes due February 11, 2031	(b)	992	—
1.213% Notes due February 12, 2036	(b)	690	—
6.000% Notes due May 15, 2039		246	246
5.000% Notes due November 12, 2040		124	124
1.336% Notes due August 13, 2041	(b)	1,034	—
4.875% Notes due May 15, 2044		246	247
4.685% Notes due December 15, 2044		1,033	1,044
4.669% Notes due June 6, 2047		1,481	1,485
3.794% Notes due May 20, 2050		742	742
Total Long-Term Debt		$17,110	$17,224
(a)All or a portion of the aggregate principal amount outstanding was retired during 2021, as further discussed below.
(b)Represents notes issued during 2021, as further discussed below.
The aggregate annual maturities of Long-Term Debt including interest during the fiscal years ending September 30, 2022 to 2026 are as follows: 2022 — $433 million; 2023 — $2.749 billion; 2024 — $1.559 billion; 2025 — $2.164 billion; 2026 — $1.053 billion.

Notes to Consolidated Financial Statements — (Continued)
Becton, Dickinson and Company

Other current credit facilities
During the fourth quarter of fiscal year 2021, the Company refinanced its five-year senior unsecured revolving credit facility that was to expire in December 2022, with a new five-year senior unsecured revolving credit facility that will expire in September 2026. The credit facility provides borrowings of up to $2.75 billion, with separate sub-limits of $100 million for letters of credit and swingline loans. The expiration date of the credit facility may be extended for up to two additional one year periods, subject to certain restrictions (including the consent of the lenders). The credit facility provides that the Company may, subject to additional commitments by lenders, request an additional $500 million of financing, for a maximum aggregate commitment under the credit facility of up to $3.25 billion. Proceeds from this facility may be used for general corporate purposes. There were no borrowings outstanding under the Company’s revolving credit facilities as of September 30, 2021 and 2020. In addition, the Company has informal lines of credit outside of the United States.
The Company had no commercial paper borrowings outstanding as of September 30, 2021.
Debt issuances
The Company issued the following U.S. dollar-denominated debt during fiscal years 2021 and 2020:

Interest rate and maturity	Period issued	Amount issued (millions of dollars)	Use of proceeds
1.957% notes due February 11, 2031	Second quarter 2021	$1,000	Retirement of 3.125% notes due November 8, 2021
2.823% notes due May 20, 2030	Third quarter 2020	750	Retirements of 2.404% notes due June 5, 2020 and 3.250% notes due November 12, 2020
3.794% notes due May 20, 2050	Third quarter 2020	750	Retirements of 2.404% notes due June 5, 2020 and 3.250% notes due November 12, 2020
The Company issued the following Euro-denominated debt during fiscal year 2021:

Interest rate and maturity	Period issued	Amount issued (millions of Euros)	Amount issued (millions of dollars)	Use of proceeds
0.000% notes due August 13, 2023	Fourth quarter 2021	€400	$470	Fourth quarter 2021 retirements detailed below
0.034% notes due August 13, 2025	Fourth quarter 2021	500	587	Fourth quarter 2021 retirements detailed below
Also in fiscal year 2021, Becton Dickinson Euro Finance S.à r.l., a private limited liability company (société à responsabilité limitée), which is an indirect, wholly-owned finance subsidiary of the Company, issued Euro-denominated notes, listed below, which are fully and unconditionally guaranteed on a senior unsecured basis by the Company. No other of the Company's subsidiaries provide any guarantees with respect to these notes. The indenture covenants included a limitation on liens and a restriction on sale and leasebacks, change of control and consolidation, merger and sale of assets covenants. These covenants are subject to a number of exceptions, limitations and qualifications. The indenture does not restrict the Company, Becton Dickinson Euro Finance S.à r.l., or any other of the Company's subsidiaries from incurring additional debt or other liabilities, including additional senior debt. Additionally, the indenture does not restrict Becton Dickinson Euro Finance S.à r.l. and the Company from granting security interests over its assets. The notes issued by Becton Dickinson Euro Finance S.à r.l included the following:

Notes to Consolidated Financial Statements — (Continued)
Becton, Dickinson and Company

Interest rate and maturity	Period issued	Amount issued (millions of Euros)	Amount issued (millions of dollars)	Use of proceeds
0.334% notes due August 13, 2028	Fourth quarter 2021	€900	$1,055	Fourth quarter 2021 retirements detailed below
1.336% notes due August 13, 2041	Fourth quarter 2021	900	1,055	Fourth quarter 2021 retirements detailed below
1.213% notes due February 12, 2036	Second quarter 2021	600	728	Retirement of 0.174% notes due June 4, 2021
Debt retirements
The Company’s retirements of debt in fiscal year 2021 included the following:

		(millions of dollars)
Principal, interest rate and maturity	Period of retirement	Carrying value	Market price of retirement (a)	Loss recognized to Other (expense) income, net (b)
$1.535 billion of 2.894% notes due June 6, 2022	Fourth quarter 2021	$1,534	$1,566	$32
$294 million of 3.300% notes due March 1, 2023	Fourth quarter 2021	295	307	12
$33 million of 3.875% notes due May 15, 2024	Fourth quarter 2021	33	35	2
$500 million of 3.734% notes due December 15, 2024	Fourth quarter 2021	499	546	48
$752 million of 3.363% notes due June 6, 2024	Fourth quarter 2021	750	808	58
$1.0 billion of 3.125% notes due November 8, 2021	Second quarter 2021	1,005	1,019	14
600 million Euros ($728 million) of 0.174% notes due June 4, 2021	Second quarter 2021	728	730	1
$265 million of 2.894% notes due June 6, 2022	First quarter 2021	265	275	10
(a)Included accrued interest, related premiums, fees and expenses.
(b)All debt retirements in fiscal year 2021 were accounted for as early debt extinguishments.
The Company’s retirements of debt in fiscal year 2020 included the following:

		(millions of dollars)
Principal, interest rate and maturity	Period of retirement	Carrying value	Market price of retirement (a)	Loss recognized to Other (expense) income, net
$200 million of 3.250% notes due November 12, 2020 and $750 million of floating rate notes due December 29, 2020 (b)	Fourth quarter 2020	$950	$951	$1
$1.0 billion of 2.404% notes due June 5, 2020	Third quarter 2020	1,000	1,000	—
$500 million of 3.250% notes due November 12, 2020 (b)	Third quarter 2020	500	506	6
(a)Included accrued interest, related premiums, fees and expenses.
(b)Debt retirement was accounted for as an early debt extinguishment.

Notes to Consolidated Financial Statements — (Continued)
Becton, Dickinson and Company

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
Capitalized interest
The Company capitalizes interest costs as a component of the cost of construction in progress. A summary of interest costs and payments for the years ended September 30 is as follows:

(Millions of dollars)	2021	2020	2019
Charged to operations	$469	$528	$639
Capitalized	44	43	44
Total interest costs	$512	$571	$683
Interest paid, net of amounts capitalized	$474	$515	$658
Note 16 — Income Taxes
Provision for Income Taxes
The provision (benefit) for income taxes the years ended September 30 consisted of:

(Millions of dollars)	2021	2020	2019
Current:
Federal	$102	$(50)	$235
State and local, including Puerto Rico	46	47	41
Foreign	290	400	300
	$438	$397	$576
Deferred:
Domestic	$(286)	$(184)	$(577)
Foreign	(2)	(101)	(56)
	(288)	(286)	(633)
Income tax provision (benefit)	$150	$111	$(57)
The components of Income Before Income Taxes for the years ended September 30 consisted of:

(Millions of dollars)	2021	2020	2019
Domestic, including Puerto Rico	$133	$(489)	$799
Foreign	2,109	1,474	377
Income Before Income Taxes	$2,242	$985	$1,176
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
During fiscal year 2019, the Company finalized its accounting for the income tax effects of the Act and recognized additional tax benefit of $50 million in 2019 as a result of this legislation within Income tax provision (benefit). During fiscal year 2019, the Company also changed its assertion with respect to historical unremitted foreign earnings, which resulted in a total tax benefit of $138 million, of which $67 million is related to the tax legislation benefit previously recorded, and is included as a component of Income tax provision (benefit) in fiscal 2019. The Company asserts indefinite reinvestment for all historical unremitted foreign earnings as of September 30, 2021.

Notes to Consolidated Financial Statements — (Continued)
Becton, Dickinson and Company

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

(Millions of dollars)	2021	2020	2019
Balance at October 1	$620	$577	$601
Increase due to acquisitions	2	1	3
Increase due to current year tax positions	23	35	11
Increase due to prior year tax positions	6	76	6
Decreases due to prior year tax positions	(4)	(49)	(39)
Decrease due to settlements with tax authorities	(183)	(4)	—
Decrease due to lapse of statute of limitations	(100)	(16)	(5)
Balance at September 30	$364	$620	$577

Unrecognized tax benefits that would affect the effective tax rate if recognized	$447	$719	$624
Upon the Company's acquisition of CareFusion in 2015, the Company became a party to a tax matters agreement with Cardinal Health resulting from Cardinal Health's spin-off of CareFusion in fiscal year 2010. Under the tax matters agreement, the Company is obligated to indemnify Cardinal Health for certain tax exposures and transaction taxes prior to CareFusion’s spin-off from Cardinal Health. The indemnification payable is approximately $119 million at September 30, 2021 and is included in Deferred Income Taxes and Other Liabilities on the consolidated balance sheet.
The following were included for the years ended September 30 as a component of Income tax provision (benefit) on the consolidated statements of income.

(Millions of dollars)	2021	2020	2019
Interest and penalties associated with unrecognized tax benefits	$5	$1	$26
The Company conducts business and files tax returns in numerous countries and currently has tax audits in progress in a number of tax jurisdictions. The IRS has completed its audit for the BD legacy fiscal year 2014, BD combined company fiscal years 2015 and 2017 and CareFusion legacy fiscal years 2010 through short period 2015. With regard to Bard, all examinations have been completed through calendar year 2014, and calendar years 2015 through short period 2017 are currently under examination by the IRS. For the other major tax jurisdictions where the Company conducts business, tax years are generally open after 2012.

Notes to Consolidated Financial Statements — (Continued)
Becton, Dickinson and Company

Deferred Income Taxes
Deferred income taxes at September 30 consisted of:

	2021		2020
(Millions of dollars)	Assets	Liabilities	Assets	Liabilities
Compensation and benefits	$527	$—	$554	$—
Property and equipment	—	410	—	361
Intangibles	—	2,160	—	2,408
Loss and credit carryforwards	2,107	—	1,900	—
Product recall and liability reserves	191	—	241	—
Other	555	123	501	137
	3,379	2,693	3,196	2,906
Valuation allowance	(2,036)	—	(1,820)	—
Net (a)	$1,343	$2,693	$1,376	$2,906
(a)Net deferred tax assets are included in Other Assets and net deferred tax liabilities are included in Deferred Income Taxes and Other Liabilities on the consolidated balance sheets.
Deferred tax assets and liabilities are netted on the balance sheet by separate tax jurisdictions. Deferred taxes have not been provided on undistributed earnings of foreign subsidiaries as of September 30, 2021 since the determination of the total amount of unrecognized deferred tax liability is not practicable.
Generally, deferred tax assets have been established as a result of net operating losses and credit carryforwards with expiration dates from 2022 to an unlimited expiration date. Valuation allowances have been established as a result of an evaluation of the uncertainty associated with the realization of certain deferred tax assets on these losses and credit carryforwards. The valuation allowance at September 30, 2021 is primarily the result of foreign losses due to the Company’s global re-organization of its foreign entities and these generally have no expiration date. Valuation allowances are also maintained with respect to deferred tax assets for certain federal and state carryforwards that may not be realized and that principally expire in 2022.
Tax Rate Reconciliation
A reconciliation of the federal statutory tax rate to the Company’s effective income tax rate was as follows:

	2021	2020	2019
Federal statutory tax rate	21.0%	21.0%	21.0%
U.S. tax legislation (see discussion above)	—	—	(4.3)
State and local income taxes, net of federal tax benefit	(1.9)	(1.9)	0.1
Foreign income tax at rates other than 21%	(8.1)	(14.8)	(6.6)
Effect of foreign operations	(0.1)	19.1	(5.5)
Effect of Research Credits and FDII/Domestic Production Activities	(1.6)	(5.0)	(3.3)
Effect of share-based compensation	0.1	(4.5)	(3.9)
Effect of gain on divestitures	—	(4.5)	(2.0)
Effect of valuation allowance release	(1.7)	—	—
Other, net	(1.0)	1.9	(0.3)
Effective income tax rate	6.7%	11.3%	(4.8)%
The fluctuations in the Company’s reported tax rates are primarily due to the geographical mix of income attributable to foreign countries that have income tax rates that vary from the U.S. tax rate, and to the Act, the effects of which were recorded in fiscal year 2019.

Notes to Consolidated Financial Statements — (Continued)
Becton, Dickinson and Company

Tax Holidays and Payments
The approximate tax impacts related to tax holidays in various countries in which the Company does business are provided below. The tax holidays expire at various dates through 2028. The Company’s income tax payments, net of refunds are also provided below.

(Millions of dollars, except per share amounts)	2021	2020	2019
Tax impact related to tax holidays	$248	$136	$(43)
Impact of tax holiday on diluted earnings per share	0.85	0.48	(0.16)
Income tax payments, net of refunds	670	518	536
Note 17 — Leases
The Company leases real estate, vehicles and other equipment which are used in the Company’s manufacturing, administrative and research and development activities. The Company identifies a contract that contains a lease as one which conveys a right, either explicitly or implicitly, to control the use of an identified asset in exchange for consideration. The Company’s lease arrangements are generally classified as operating leases. These arrangements have remaining terms ranging from less than one year to approximately 25 years and the weighted-average remaining lease term of the Company’s leases is approximately 6.9 years. An option to renew or terminate the current term of a lease arrangement is included in the lease term if the Company is reasonably certain to exercise that option.
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
The Company’s lease costs recorded in its consolidated statements of income for the years ended September 30, 2021 and 2020 were $132 million and $131 million, respectively, under the new lease accounting standard. Rental expense for all operating leases amounted to $169 million in 2019 under the previous accounting standard. Cash payments arising from the Company’s lease arrangements are reflected on its consolidated statement of cash flows as outflows used for operating activities. The right-of-use assets and lease liabilities recognized on the Company’s consolidated balance sheet as of September 30, 2021 and 2020 were as follows:

(Millions of dollars)	2021	2020
Right-of-use assets recorded in Other Assets	$446	$418
Current lease liabilities recorded in Accrued expenses	126	106
Non-current lease liabilities recorded in Deferred Income Taxes and Other Liabilities	344	336

Notes to Consolidated Financial Statements — (Continued)
Becton, Dickinson and Company

The Company’s payments due under its operating leases are as follows:

(Millions of dollars)
2022	$134
2023	96
2024	63
2025	45
2026	37
Thereafter	140
Total payments due	515
Less: imputed interest	45
Total	$470
Sale-Leaseback Transactions
During fiscal year 2021, the Company sold certain properties and concurrently entered into operating lease arrangements for each property, which met the requirements for sale-leaseback accounting. The Company recorded gross proceeds of $225 million related to the transactions and pre-tax gains of $158 million were recorded in Other operating expense. The lease agreements have initial lease terms between two and three years and include options for the Company to extend the leases for an additional six-to-twelve months.
Note 18 — Supplemental Financial Information
Other Income (Expense), Net

(Millions of dollars)	2021	2020	2019
Other investment gains, net (a)	$57	$13	$18
Deferred compensation	43	24	6
Net pension and postretirement benefit cost (b)	(1)	7	(2)
Losses on undesignated foreign exchange derivatives, net	(13)	(17)	(23)
Losses on debt extinguishment (c)	(178)	(8)	(59)
Product related matters	(2)	(9)	—
Royalty and licensing income (d)	—	17	64
Hurricane-related insurance proceeds	—	—	35
Other	(3)	(3)	4
Other (expense) income, net	$(97)	$23	$43
(a)The amounts include gains (losses) recognized on changes to the fair value of certain equity investments. The amount in 2020 also includes a gain on the sale of an equity investment.
(b)Represents all components of the Company’s net periodic pension and postretirement benefit costs, aside from service cost.
(c)Represents losses recognized upon the extinguishment of certain senior notes, as further discussed in Note 15.
(d)The amount in 2020 primarily represents licensing income. The amount in 2019 primarily represents the royalty income stream acquired in the Bard transaction, net of non-cash purchase accounting amortization. The royalty income stream was previously reported by Bard as revenues.
Trade Receivables, Net
The amounts recognized in 2021, 2020 and 2019 relating to allowances for doubtful accounts and cash discounts, which are netted against trade receivables, are provided in the following table:

Notes to Consolidated Financial Statements — (Continued)
Becton, Dickinson and Company

(Millions of dollars)	Allowance for Doubtful Accounts		Allowance for Cash Discounts	Total
Balance at September 30, 2018	$75		$12	$86
Additions charged to costs and expenses	31		94	125
Deductions and other	(31)	(a)	(92)	(123)
Balance at September 30, 2019	$75		$13	$88
Additions charged to costs and expenses	40		39	78
Deductions and other	(35)	(a)	(38)	(73)
Balance at September 30, 2020	$80		$14	$94
Additions charged to costs and expenses	18		99	118
Deductions and other	(22)	(a)	(92)	(114)
Balance at September 30, 2021	$76		$21	$97
(a)Accounts written off.
Inventories
Inventories at September 30 consisted of:

(Millions of dollars)	2021	2020
Materials	$641	$602
Work in process	402	335
Finished products	1,823	1,806
	$2,866	$2,743
Property, Plant and Equipment, Net
Property, Plant and Equipment, Net at September 30 consisted of:

(Millions of dollars)	2021	2020
Land	$137	$166
Buildings	3,264	3,082
Machinery, equipment and fixtures	9,301	8,454
Leasehold improvements	241	216
	12,942	11,919
Less accumulated depreciation and amortization	6,549	5,996
	$6,393	$5,923

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.
Item 9A.    Controls and Procedures.
An evaluation was conducted by BD’s management, with the participation of BD’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of BD’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of September 30, 2021. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were, as of the end of the period covered by this report, effective and designed to ensure that material information relating to BD and its consolidated subsidiaries would be made known to them by others within these entities. There were no changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2021 identified in connection with the above-referenced evaluation that have materially affected, or are reasonably likely to materially affect, BD’s internal control over financial reporting.
Management’s Report on Internal Control Over Financial Reporting and the Report of Independent Registered Public Accounting Firm are contained in Item 8. Financial Statements and Supplementary Data, and are incorporated herein by reference.

Item 9B.    Other Information.
Not applicable.

Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance.
The information relating to BD’s directors and nominees for director required by this item will be contained under the caption “Proposal 1: Election of Directors” in a definitive proxy statement involving the election of directors, which the registrant will file with the SEC not later than 120 days after September 30, 2021 (the “2022 Proxy Statement”), and such information is incorporated herein by reference. Information relating to the Audit Committee of the BD Board of Directors required by this item will be contained under the caption “The Board and committees of the Board - Audit Committee”, and information regarding BD’s code of ethics required by this item will be contained under the heading “The Board and committees of the Board - ESG - Code of Conduct”, in BD’s 2022 Proxy statement, and such information is incorporated herein by reference.
The information relating to executive officers required by this item is included herein in Part I under the caption “Information about our Executive Officers.”
Certain other information required by this item will be contained under the caption “Ownership of BD Common Stock” in BD’s 2022 Proxy Statement, and such information is incorporated herein by reference.
Item 11.    Executive Compensation.
The information required by this item will be contained under the captions “Executive Compensation,” “Report of the Compensation and Human Capital Committee,” “Compensation of Named Executive Officers”, “Non‑management director compensation,” and “CEO Pay Ratio" in BD’s 2022 Proxy Statement, and such information is incorporated herein by reference.
Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this item will be contained under the caption “Ownership of BD Common Stock” in BD’s 2022 Proxy Statement, and such information is incorporated herein by reference.
Item 13.    Certain Relationships and Related Transactions, and Director Independence.
The information required by this item will be contained under the caption “The Board and committees of the Board - Related persons transactions” in BD’s 2022 Proxy Statement, and such information is incorporated herein by reference.

Item 14.    Principal Accounting Fees and Services.
The information required by this item will be contained under the caption “Proposal 2. Ratification of Selection of Independent Registered Public Accounting Firm” in BD’s 2022 Proxy Statement, and such information is incorporated herein by reference.
PART IV
Item 15.    Exhibits, Financial Statement Schedules.
(a)(1)    Financial Statements
The following consolidated financial statements of BD are included in Item 8 of this report:
◦Reports of Independent Registered Public Accounting Firm
◦Consolidated Statements of Income — Years ended September 30, 2021, 2020 and 2019
◦Consolidated Statements of Comprehensive Income — Years ended September 30, 2021, 2020 and 2019
◦Consolidated Balance Sheets — September 30, 2021 and 2020
◦Consolidated Statements of Cash Flows — Years ended September 30, 2021, 2020 and 2019
◦Notes to Consolidated Financial Statements
(2)Financial Statement Schedules
See Note 18 to the Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data.
(3)Exhibits
See the Exhibit Index below for a list of all management contracts, compensatory plans and arrangements required by this item, and all other Exhibits filed or incorporated by reference as a part of this report.
Item 16. Form 10-K Summary
    BD is not providing summary information.

EXHIBIT INDEX

Exhibit Number	Description	Method of Filing
3(a)	Restated Certificate of Incorporation, dated as of January 30, 2019.	Incorporated by reference to Exhibit 3 to the registrant’s Quarterly Report on Form 10-Q for the period ended December 31, 2018.
3(b)	Certificate of Amendment to the Company’s Restated Certificate of Incorporation, filed with the New Jersey Secretary of State and effective May 21, 2020.	Incorporated by reference to Exhibit 4.1 to the registration statement on Form 8-A filed by the Company on May 26, 2020.
3(c)	By-Laws, as amended as of September 28, 2021.	Incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed on October 4, 2021.
4(a)	Indenture, dated as of March 1, 1997, between the registrant and The Bank of New York Mellon Trust Company, N.A. (as successor to JPMorgan Chase Bank).	Incorporated by reference to Exhibit 4(a) to Form 8-K filed by the registrant on July 31, 1997.
4(b)	Form of 7.000% Debentures due August 1, 2027.	Incorporated by reference to Exhibit 4(d) to the registrant’s Current Report on Form 8-K filed on July 31, 1997.
4(c)	Form of 6.700% Debentures due August 1, 2028.	Incorporated by reference to Exhibit 4(d) to the registrant’s Current Report on Form 8-K filed on July 29, 1999.
4(d)	Form of 6.000% Notes due May 15, 2039.	Incorporated by reference to Exhibit 4.2 to the registrant's Current Report on Form 8-K filed on May 13, 2009.
4(e)	Form of 5.000% Notes due November 12, 2040.	Incorporated by reference to Exhibit 4.2 to the registrant’s Current Report on Form 8-K filed on November 12, 2010.
4(f)	Form of 3.734% Notes due December 15, 2024.	Incorporated by reference to Exhibit 4.4 to the registrant’s Current Report on Form 8-K filed on December 15, 2014.
4(g)	Form of 4.685% Notes due December 15, 2044.	Incorporated by reference to Exhibit 4.5 to the registrant’s Current Report on Form 8-K filed on December 15, 2014.
4(h)	Form of 3.875% Senior Notes due May 15, 2024.	Incorporated by reference to Exhibit 4.5 to the registrant’s Current Report on Form 8-K filed on April 29, 2015.
4(i)	Form of 4.875% Senior Notes due May 15, 2044.	Incorporated by reference to Exhibit 4.6 to the registrant’s Current Report on Form 8-K filed on April 29, 2015.
4(j)	Form of 1.000% Notes due December 15, 2022.	Incorporated by reference to Exhibit 4.1 to the registrant's Current Report on Form 8-K filed on December 9, 2016.
4(k)	Form of 1.900% Notes due December 15, 2026.	Incorporated by reference to Exhibit 4.2 to the registrant's Current Report on Form 8-K filed on December 9, 2016.

Exhibit Number	Description	Method of Filing
4(l)	Form of Floating Rate Notes due June 6, 2022.	Incorporated by reference to Exhibit 4.4 to the registrant’s Current Report on Form 8-K filed on June 6, 2017.
4(m)	Form of 3.363% Notes due June 6, 2024.	Incorporated by reference to Exhibit 4.5 to the registrant’s Current Report on Form 8-K filed on June 6, 2017.
4(n)	Form of 3.700% Notes due June 6, 2027.	Incorporated by reference to Exhibit 4.6 to the registrant’s Current Report on Form 8-K filed on June 6, 2017.
4(o)	Form of 4.669% Notes due June 6, 2047.	Incorporated by reference to Exhibit 4.7 to the registrant’s Current Report on Form 8-K filed on June 6, 2017.
4(p)	Form of Certificate for the 6.000% Mandatory Convertible Preferred Stock, Series B.	Incorporated by reference to Exhibit 4.2 to the registrant’s registration statement on Form 8-A filed on May 26, 2020.
4(q)	Deposit Agreement, dated as of May 26, 2020, among Becton, Dickinson and Company and Computershare Inc. and Computershare Trust Company, N.A., acting jointly as depositary and Computershare Trust Company, N.A., acting as Registrar and Transfer Agent, on behalf of the holders from time to time of the depositary receipts described therein.	Incorporated by reference to Exhibit 4.3 to the registrant’s registration statement on Form 8-A filed on May 26, 2020.
4(r)	Form of Depositary Receipt for the Depositary Shares.	Incorporated by reference to Exhibit 4.4 to the registrant’s registration statement on Form 8-A filed on May 26, 2020.
4(s)	Registration Rights Agreement, dated as of December 29, 2017, between Becton, Dickinson and Company and Citigroup Global Markets Inc.	Incorporated by reference to Exhibit 4.1 to the registrant's Current Report on Form 8-K filed on December 29, 2017.
4(t)	Form of 6.700% Notes due December 1, 2026.	Incorporated by reference to Exhibit 4.4 to the registrant's Current Report on Form 8-K filed on December 29, 2017.
4(u)	Indenture, dated as of December 1, 1996 between C.R. Bard, Inc. and The Bank of New York Mellon Trust Company, N.A., a national banking association, as trustee.	Incorporated by reference to Exhibit 4.1 to C.R. Bard, Inc.'s Registration Statement on Form S-3 (File No. 333-05997).
4(v)	First Supplemental Indenture, dated May 18, 2017, between C. R. Bard, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee.	Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K of C.R. Bard, Inc. filed on May 23, 2017.
4(w)	Form of 1.401% Notes due May 24, 2023.	Incorporated by reference to Exhibit 4.1 to the registrant's Current Report on Form 8-K filed on May 24, 2018.
4(x)	Form of 3.020% Notes due May 24, 2025.	Incorporated by reference to Exhibit 4.2 to the registrant's Current Report on Form 8-K filed on May 24, 2018.
4(y)	First Supplemental Indenture, dated as of June 4, 2019, among Becton Finance, as issuer, Becton, Dickinson and Company, as guarantor, and The Bank of New York Mellon Trust Company, N.A., as trustee.	Incorporated by reference to Exhibit 4.1 to the registrant's Current Report on Form 8-K filed on June 4, 2019.

Exhibit Number	Description	Method of Filing
4(z)	Form of 0.632% Note due June 4, 2023.	Incorporated by reference to Exhibit 4.3 to the registrant's Current Report on Form 8-K filed on June 4, 2019.
4(aa)	Form of 1.208% Note due June 4, 2026.	Incorporated by reference to Exhibit 4.4 to the registrant's Current Report on Form 8-K filed on June 4, 2019.
4(bb)	Form of 2.823% Notes due May 20, 2030.	Incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed on May 20, 2020.
4(cc)	Form of 3.794% Notes due May 20, 2050.	Incorporated by reference to Exhibit 4.2 to the registrant’s Current Report on Form 8-K filed on May 20, 2020.
4(dd)	Form of 1.957% Notes due February 11, 2031.	Incorporated by reference to Exhibit 4.1 to the registrant's Current Report on Form 8-K filed on February 11, 2021.
4(ee)	Second Supplemental Indenture, dated as of February 12, 2021, among Becton Finance, as issuer, Becton, Dickinson and Company, as guarantor, and The Bank of New York Mellon Trust Company, N.A., as trustee.	Incorporated by reference to Exhibit 4.1 to the registrant's Current Report on Form 8-K filed on February 12, 2021.
4(ff)	Form of 1.213% Note due February 12, 2036.	Incorporated by reference to Exhibit 4.2 to the registrant's Current Report on Form 8-K filed on February 12, 2021.
4(gg)	Third Supplemental Indenture, dated as of August 13, 2021, among Becton Finance, as issuer, Becton, Dickinson and Company, as guarantor, and The Bank of New York Mellon Trust Company, N.A., as trustee.	Incorporated by reference to Exhibit 4.1 to the registrant's Current Report on Form 8-K filed on August 13, 2021.
4(hh)	Form of 0.334% Notes due August 13, 2028.	Incorporated by reference to Exhibit 4.2 to the registrant's Current Report on Form 8-K filed on August 13, 2021.
4(ii)	Form of 1.336% Notes due August 13, 2041.	Incorporated by reference to Exhibit 4.3 to the registrant's Current Report on Form 8-K filed on August 13, 2021.
4(jj)	Form of 0.000% Notes due August 13, 2023.	Incorporated by reference to Exhibit 4.2 to the registrant’s registration statement on Form 8-A filed on August 13, 2021.
4(kk)	Form of 0.034% Notes due August 13, 2025.	Incorporated by reference to Exhibit 4.3 to the registrant’s registration statement on Form 8-A filed on August 13, 2021.
4(ll)	Description of the Registrant’s Securities.	Filed with this report.

Exhibit Number	Description	Method of Filing
10(a)	Form of Employment Agreement with executive officers relating to employment following a change of control of the registrant (without tax reimbursement provisions).*	Incorporated by reference to Exhibit 10(a)(ii) to the registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2013.
10(b)	Stock Award Plan, as amended and restated as of January 31, 2006.*	Incorporated by reference to Exhibit 10(a) to the registrant’s Quarterly Report on Form 10-Q for the period ended December 31, 2005.
10(c)	Performance Incentive Plan, as amended and restated January 24, 2017.*	Incorporated by reference to Exhibit 10.1 to the registrant's Quarterly Report on Form 10-Q for the period ended March 31, 2017.
10(d)	Deferred Compensation and Retirement Benefit Restoration Plan, as amended as of May 1, 2020.*	Incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2020.
10(e)	1996 Directors’ Deferral Plan, as amended and restated as of November 25, 2014.*	Incorporated by reference to Exhibit 10.2 to the registrant's Current Report on Form 8-K filed on December 2, 2014.
10(f)	Aircraft Time Sharing Agreement dated June 5, 2020, between the registrant and Thomas E. Polen.*	Incorporated by reference to Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2020.
10(g)(i)	2004 Employee and Director Equity-Based Compensation Plan, as amended and restated as of November 24, 2020.*	Incorporated by reference to Exhibit 10(g)(i) to the registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2020.
10(g)(ii)	French Addendum to the 2004 Employee and Director Equity-Based Compensation Plan dated January 21, 2019.*	Incorporated by reference to Exhibit 10.2 to the registrant's Current Report on Form 8-K filed on January 31, 2020.
10(g)(iii)	Terms of Awards under 2004 Employee and Director Equity-Based Compensation Plan and Stock Award Plan.*	Incorporated by reference to Exhibit 10(g)(iii) to the registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2020.
10(h)	Form of Commercial Paper Dealer Agreement.	Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on January 6, 2015.
10(i)	Tax Matters Agreement, dated August 31, 2009, by and between Cardinal Health, Inc. and CareFusion Corporation.	Incorporated by reference to Exhibit 10.3 to Cardinal Health, Inc.’s Current Report on Form 8-K filed on September 4, 2009.
10(j)	Term sheet, dated August 25, 2017, between the registrant and Samrat Khichi.*	Incorporated by reference to Exhibit 10(o) to the registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2018.
10(k)	C. R. Bard, Inc. Supplemental Executive Retirement Plan, dated as of July 13, 1988.*	Incorporated by reference to Exhibit 10p to the C.R. Bard, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 1993.
10(l)	Supplemental Insurance/Retirement Plan Agreement (as Amended and Restated) between C.R. Bard, Inc. and its executive officers.*	Incorporated by reference to Exhibit 10be to the C.R. Bard, Inc. Quarterly Report on Form 10-Q for the period ended September 30, 2005.

Exhibit Number	Description	Method of Filing
10(m)	2005 Directors’ Stock Award Plan of C. R. Bard, Inc. (as Amended and Restated).*	Incorporated by reference to Exhibit 10bw to the C.R. Bard, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2010.
10(n)	Letter Agreement, dated August 4, 2021, between the registrant and Christopher DelOrefice.*	Filed with this report.
10(o)	Amended and Restated Credit Agreement, dated as of September 24, 2021, by and among Becton, Dickinson and Company, the other entities party thereto and Citibank, N.A., as administrative agent.	Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed September 27, 2021.
21	Subsidiaries of the registrant.	Filed with this report.
22	Subsidiary Issuer of Guaranteed Securities.	Filed with this report.
23	Consent of independent registered public accounting firm.	Filed with this report.
24	Power of Attorney.	Included on signature page.
31	Certifications of Chief Executive Officer and Chief Financial Officer, pursuant to SEC Rule 13(a)-14(a).	Filed with this report.
32	Certifications of Chief Executive Officer and Chief Financial Officer, pursuant to Section 1350 of Chapter 63 of Title 18 of the U.S. Code.	Filed with this report.
101	The following materials from this report, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.	Filed with this report.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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
Gary DeFazio
Senior Vice President and Corporate Secretary
Dated: November 24, 2021
POWER OF ATTORNEY
KNOW ALL MEN BY THESE PRESENTS, that each of the undersigned hereby constitutes and appoints Thomas E. Polen, Samrat S. Khichi, Christopher J. DelOrefice and Gary DeFazio, and each of them, acting individually and without the other, as his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign the Company’s Annual Report on Form 10-K for the Company’s fiscal year ended September 30, 2021, and any amendments thereto, each in such form as they or any one of them may approve, and to file the same with all exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done so that such Annual Report shall comply with the Securities Exchange Act of 1934, as amended, and the applicable Rules and Regulations adopted or issued pursuant thereto, as fully and to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them or their substitute or resubstitute, may lawfully do or cause to be done by virtue hereof.
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
Pursuant to the requirements of the Securities Act of 1934, as amended, this Annual Report and Power of Attorney have been signed as of November 24, 2021 by the following persons in the capacities indicated.

Name	Capacity

/S/ THOMAS E. POLEN	Chairman, Chief Executive Officer and President
Thomas E. Polen	(Principal Executive Officer)

/S/ CHRISTOPHER J. DELOREFICE	Executive Vice President and Chief Financial
Christopher J. DelOrefice	Officer
(Principal Financial Officer)

/S/ THOMAS J. SPOEREL	Senior Vice President, Controller
Thomas J. Spoerel	and Chief Accounting Officer
(Principal Accounting Officer)

Name	Capacity

/S/ CATHERINE M. BURZIK
Catherine M. Burzik	Director

/S/ CARRIE L. BYINGTON
Carrie L. Byington	Director

/S/ R. ANDREW ECKERT
R. Andrew Eckert	Director

/S/ CLAIRE M. FRASER
Claire M. Fraser	Director

/S/ JEFFREY W. HENDERSON
Jeffrey W. Henderson	Director

/S/ CHRISTOPHER JONES
Christopher Jones	Director

/S/ MARSHALL O. LARSEN
Marshall O. Larsen	Director

/S/ DAVID F. MELCHER
David F. Melcher	Director

/S/ CLAIRE POMEROY
Claire Pomeroy	Director

/S/ REBECCA W. RIMEL
Rebecca W. Rimel	Director

/S/ TIMOTHY M. RING
Timothy M. Ring	Director

/S/ BERTRAM L. SCOTT
Bertram L. Scott	Director