Form 10-Q
period 2021-12-31
BECTON DICKINSON & CO
filed 2022-02-03
CIK 10795

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2021
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
There were 284,771,077 shares of Common Stock, $1.00 par value, outstanding at December 31, 2021.

BECTON, DICKINSON AND COMPANY
FORM 10-Q
For the quarterly period ended December 31, 2021

ITEM 1. FINANCIAL STATEMENTS
BECTON, DICKINSON AND COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Millions of dollars, except per share data
(Unaudited)

	Three Months Ended December 31,
	2021	2020
Revenues	$4,995	$5,315
Cost of products sold	2,572	2,583
Selling and administrative expense	1,223	1,149
Research and development expense	329	291
Acquisitions and other restructurings	34	50
Other operating expense, net	21	—
Total Operating Costs and Expenses	4,180	4,074
Operating Income	815	1,241
Interest expense	(98)	(118)
Interest income	2	2
Other income, net	4	32
Income Before Income Taxes	723	1,157
Income tax provision	46	154
Net Income	677	1,003
Preferred stock dividends	(23)	(23)
Net income applicable to common shareholders	$655	$981

Basic Earnings per Share	$2.30	$3.38
Diluted Earnings per Share	$2.28	$3.35
Dividends per Common Share	$0.87	$0.83
Amounts may not add due to rounding.
See notes to condensed consolidated financial statements

BECTON, DICKINSON AND COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Millions of dollars
(Unaudited)

	Three Months Ended December 31,
	2021	2020
Net Income	$677	$1,003
Other Comprehensive Income (Loss), Net of Tax
Foreign currency translation adjustments	41	64
Defined benefit pension and postretirement plans	11	42
Cash flow hedges	(7)	28
Other Comprehensive Income, Net of Tax	45	134
Comprehensive Income	$722	$1,138
Amounts may not add due to rounding.
See notes to condensed consolidated financial statements

BECTON, DICKINSON AND COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
Millions of dollars

	December 31, 2021	September 30, 2021
Assets	(Unaudited)
Current Assets:
Cash and equivalents	$1,903	$2,283
Restricted cash	144	109
Short-term investments	8	12
Trade receivables, net	2,177	2,497
Inventories:
Materials	699	641
Work in process	393	402
Finished products	1,943	1,823
	3,035	2,866
Prepaid expenses and other	1,040	1,072
Total Current Assets	8,307	8,838
Property, Plant and Equipment	13,031	12,942
Less allowances for depreciation and amortization	6,648	6,549
Property, Plant and Equipment, Net	6,384	6,393
Goodwill	24,116	23,901
Developed Technology, Net	9,302	9,417
Customer Relationships, Net	2,765	2,818
Other Intangibles, Net	544	548
Other Assets	1,945	1,952
Total Assets	$53,363	$53,866
Liabilities and Shareholders’ Equity
Current Liabilities:
Current debt obligations	$1,064	$500
Payables, accrued expenses and other current liabilities	5,671	6,126
Total Current Liabilities	6,735	6,626
Long-Term Debt	16,360	17,110
Long-Term Employee Benefit Obligations	1,078	1,228
Deferred Income Taxes and Other Liabilities	5,030	5,225
Commitments and Contingencies (See Note 4)
Shareholders’ Equity
Preferred stock	2	2
Common stock	365	365
Capital in excess of par value	19,435	19,272
Retained earnings	14,233	13,826
Deferred compensation	24	23
Common stock in treasury - at cost	(7,855)	(7,723)
Accumulated other comprehensive loss	(2,043)	(2,088)
Total Shareholders’ Equity	24,160	23,677
Total Liabilities and Shareholders’ Equity	$53,363	$53,866
Amounts may not add due to rounding.
See notes to condensed consolidated financial statements

BECTON, DICKINSON AND COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Millions of dollars
(Unaudited)

	Three Months Ended December 31,
	2021	2020
Operating Activities
Net income	$677	$1,003
Adjustments to net income to derive net cash provided by operating activities:
Depreciation and amortization	557	555
Share-based compensation	83	83
Deferred income taxes	(69)	(66)
Change in operating assets and liabilities	(278)	24
Pension obligation	(144)	26
Other, net	(154)	(91)
Net Cash Provided by Operating Activities	674	1,533
Investing Activities
Capital expenditures	(188)	(246)
Acquisitions, net of cash acquired	(415)	(67)
Other, net	(84)	(116)
Net Cash Used for Investing Activities	(686)	(430)
Financing Activities
Payments of debt	—	(267)
Dividends paid	(271)	(264)
Other, net	(56)	(61)
Net Cash Used for Financing Activities	(327)	(592)
Effect of exchange rate changes on cash and equivalents and restricted cash	(6)	18
Net (decrease) increase in cash and equivalents and restricted cash	(345)	530
Opening Cash and Equivalents and Restricted Cash	2,392	2,917
Closing Cash and Equivalents and Restricted Cash	$2,047	$3,447
Amounts may not add due to rounding.
See notes to condensed consolidated financial statements

BECTON, DICKINSON AND COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021
Note 1 – Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, in the opinion of the management of Becton, Dickinson and Company (the "Company" or "BD"), include all adjustments which are of a normal recurring nature, necessary for a fair presentation of the financial position and the results of operations and cash flows for the periods presented. However, the financial statements do not include all information and accompanying notes required for a presentation in accordance with U.S. generally accepted accounting principles ("U.S. GAAP"). These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s 2021 Annual Report on Form 10-K. Within the financial statements and tables presented, certain columns and rows may not add due to the use of rounded numbers for disclosure purposes. Percentages and earnings per share amounts presented are calculated from the underlying amounts. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year.
BD’s Intention to Spin Off Diabetes Care
On May 6, 2021, the Company announced its intention to spin off its Diabetes Care business as a separate publicly traded company named Embecta Corp. (“Embecta”) to BD’s shareholders. The proposed spin-off is intended to be a tax-free transaction for U.S. federal income tax purposes and is expected to be completed in the first half of calendar year 2022, subject to the satisfaction of customary conditions, including the effectiveness of a registration statement on Form 10. On February 1, 2022, BD’s Board of Directors approved the spin-off, as well as the distribution date of April 1, 2022. Subsequent to the spin-off, the historical results of the Diabetes Care business will be reflected as discontinued operations in the Company’s consolidated financial statements. Disclosures pertaining to Embecta’s issuance of debt in connection with the spin-off are provided in Note 12.
Note 2 – Shareholders' Equity
Changes in certain components of shareholders' equity for the first quarters of fiscal years 2022 and 2021 were as follows:

	Common Stock Issued at Par Value	Capital in Excess of Par Value	Retained Earnings	Deferred Compensation	Treasury Stock
(Millions of dollars)					Shares (in thousands)	Amount
Balance at September 30, 2021	$365	$19,272	$13,826	$23	(80,164)	$(7,723)
Net income	—	—	677	—	—	—
Common dividends ($0.87 per share)	—	—	(248)	—	—	—
Preferred dividends	—	—	(23)	—	—	—
Common stock issued for share-based compensation and other plans, net	—	(71)	—	—	762	19
Share-based compensation	—	83	—	—	—	—
Common stock held in trusts, net (a)	—	—	—	—	(5)	—
Repurchase of common stock (b)	—	150	—	—	(462)	(150)
Balance at December 31, 2021	$365	$19,435	$14,233	$24	(79,869)	$(7,855)

	Common Stock Issued at Par Value	Capital in Excess of Par Value	Retained Earnings	Deferred Compensation	Treasury Stock
(Millions of dollars)					Shares (in thousands)	Amount
Balance at September 30, 2020	$365	$19,270	$12,791	$23	(74,623)	$(6,138)
Net income	—	—	1,003	—	—	—
Common dividends ($0.83 per share)	—	—	(242)	—	—	—
Preferred dividends	—	—	(23)	—	—	—
Common stock issued for share-based compensation and other plans, net	—	(53)	—	—	549	2
Share-based compensation	—	83	—	—	—	—
Common stock held in trusts, net (a)	—	—	—	—	(7)	—
Effect of change in accounting principles	—	—	(9)	—	—	—
Balance at December 31, 2020	$365	$19,301	$13,522	$23	(74,080)	$(6,136)
(a)Common stock held in trusts represents rabbi trusts in connection with deferred compensation under the Company’s employee salary and bonus deferral plan and directors’ deferral plan.
(b)Represents shares received upon final settlement of an accelerated share repurchase agreement, and the related forward sale contract, entered into during the fourth quarter of fiscal year 2021. The share repurchases were made pursuant to the repurchase program authorized by the Board of Directors on September 24, 2013 for 10 million shares, for which there is no expiration date. In November 2021, the Board of Directors authorized the Company to repurchase up to an additional 10 million shares of BD common stock, for which there is also no expiration date.
The components and changes of Accumulated other comprehensive income (loss) for the first quarters of fiscal years 2022 and 2021 were as follows:

(Millions of dollars)	Total	Foreign Currency Translation	Benefit Plans	Cash Flow Hedges
Balance at September 30, 2021	$(2,088)	$(1,292)	$(784)	$(10)
Other comprehensive income (loss) before reclassifications, net of taxes	34	41	—	(7)
Amounts reclassified into income, net of taxes	11	—	11	—
Balance at December 31, 2021	$(2,043)	$(1,251)	$(774)	$(17)

(Millions of dollars)	Total	Foreign Currency Translation	Benefit Plans	Cash Flow Hedges
Balance at September 30, 2020	$(2,548)	$(1,416)	$(1,040)	$(91)
Other comprehensive income before reclassifications, net of taxes	115	64	24	27
Amounts reclassified into income, net of taxes	19	—	18	2
Balance at December 31, 2020	$(2,414)	$(1,352)	$(998)	$(62)
The amounts of foreign currency translation recognized in other comprehensive income during the three months ended December 31, 2021 and 2020 included net gains (losses) relating to net investment hedges. Other comprehensive income relating to benefit plans during the three months ended December 31, 2020 represented a net gain recognized as a result of the Company’s remeasurement, as of October 31, 2020, of the legacy Bard U.S. defined pension benefit plan upon its merger with the BD defined benefit cash balance pension plan in the first quarter of fiscal year 2021. Additional disclosures regarding amounts the Company recognized in other comprehensive income relating to cash flow hedges during the three months ended December 31, 2021 and 2020 are provided in Note 10.
The tax impacts for amounts recognized in other comprehensive income (loss) before reclassifications and for reclassifications out of Accumulated other comprehensive income (loss) relating to benefit plans and cash flow hedges during the three months ended December 31, 2021 and 2020 were immaterial to the Company's consolidated financial results.

Note 3 – Earnings per Share
The weighted average common shares used in the computations of basic and diluted earnings per share (shares in thousands) were as follows:

	Three Months Ended December 31,
	2021	2020
Average common shares outstanding	284,685	290,590
Dilutive share equivalents from share-based plans	2,038	2,522
Average common and common equivalent shares outstanding – assuming dilution	286,723	293,112

Share equivalents excluded from the diluted shares outstanding calculation:
Mandatory convertible preferred stock (a)	5,965	5,995
Share-based plans (b)	730	1,552
(a)Excluded from the diluted shares outstanding calculation because the result would have been antidilutive.
(b)Excluded from the diluted earnings per share calculation as the exercise prices of these awards were greater than the average market price of the Company’s common shares.
Note 4 – Contingencies
The Company is involved, both as a plaintiff and a defendant, in various legal proceedings that arise in the ordinary course of business, including, without limitation, product liability and environmental matters in certain U.S. and international locations. Given the uncertain nature of litigation generally, the Company is not able, in all cases, to estimate the amount or range of loss that could result from an unfavorable outcome of litigation in which the Company is a party. In accordance with U.S. GAAP, the Company establishes accruals to the extent probable future losses are estimable (and in the case of environmental matters, without considering possible third-party recoveries). With respect to putative class action lawsuits in the United States and certain of the Canadian lawsuits described below, the Company is unable to estimate a range of reasonably possible losses for the following reasons: (i) all or certain of the proceedings are in early stages; (ii) the Company has not received and reviewed complete information regarding all or certain of the plaintiffs and their medical conditions; and/or (iii) there are significant factual issues to be resolved. In addition, there is uncertainty as to the likelihood of a class being certified or the ultimate size of any class. With respect to the civil investigative demands (“CIDs”) served by the Department of Justice which are discussed below, the Company is unable to estimate a range of reasonably possible losses for the following reasons: (i) all or certain of the proceedings are in early stages; and/or (ii) there are significant factual and legal issues to be resolved.
Product Liability Matters
As of December 31, 2021, the Company is defending approximately 26,260 product liability claims involving the Company’s line of hernia repair devices (collectively, the “Hernia Product Claims”). The majority of those claims are currently pending in a coordinated proceeding in Rhode Island State Court (“RI”) and in a federal multi-district litigation (“MDL”) established in the Southern District of Ohio, but claims are also pending in other state and/or federal court jurisdictions. In addition, those claims include multiple putative class actions in Canada. Generally, the Hernia Product Claims seek damages for personal injury allegedly resulting from use of the products. From time to time, the Company engages in resolution discussions with plaintiffs’ law firms regarding certain of the Hernia Product Claims, but the Company also intends to vigorously defend Hernia Product Claims that do not settle, including through litigation. The first bellwether trial in the hernia MDL began in August 2021, resulting in a complete defense verdict. Trials are scheduled into fiscal year 2022 in various state and/or federal courts, including one trial currently scheduled for March 2022 in the MDL and another scheduled in RI in June 2022. The Company expects additional trials of Hernia Product Claims to take place over the next 12 months.
The Company also continues to be a defendant in certain other mass tort litigation. As of December 31, 2021, the Company is defending product liability claims involving the Company’s line of pelvic mesh products, the majority of which are pending in various federal court jurisdictions and in a coordinated proceeding in New Jersey Superior Court. Also, as of December 31, 2021, the Company is defending product liability claims involving the Company’s line of inferior vena cava (“IVC”) filter products. The majority of those claims are pending in various federal court jurisdictions after having been remanded from the MDL in the United States District Court for the District of Arizona.

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
Other Legal Matters
On February 27, 2020, a putative class action captioned Kabak v. Becton, Dickinson and Company, et al., Civ. No. 2:20-cv-02155 (SRC) (CLW), now captioned Industriens Pensionsforsikring v. Becton, Dickinson and Company, et al., was filed in the U.S. District Court for the District of New Jersey against the Company and certain of its officers. The complaint, which purports to be brought on behalf of all persons (other than defendants) who purchased or otherwise acquired the Company's common stock from November 5, 2019 through February 5, 2020, asserts claims for purported violations of Sections 10 and 20 of the Securities Exchange Act of 1934 and Securities and Exchange Commission (“SEC”) Rule 10b-5 promulgated thereunder, and seeks, among other things, damages and costs. The complaint alleges that defendants concealed certain material information regarding AlarisTM infusion pumps, allegedly rendering certain public statements about the Company’s business, operations and prospects false or misleading, thereby allegedly causing investors to purchase stock at an inflated price. The plaintiff filed a second amended complaint to add certain additional factual allegations on February 3, 2021, which the Company moved to dismiss on March 19, 2021. The motion to dismiss was granted, resulting in the dismissal of the second amended complaint on September 15, 2021. The court’s dismissal order, however, gave plaintiff an opportunity to replead, which it did on October 29, 2021. The Company moved to dismiss the newly amended pleading on December 16, 2021. That motion is pending. The Company believes that these allegations are without merit and it intends to defend itself vigorously.
On November 2, 2020, a civil action captioned Jankowski v. Forlenza, et al., Civ. No. 2:20-cv-15474, was filed in the U.S. District Court for the District of New Jersey by a shareholder, Ronald Jankowski, derivatively on behalf of the Company, against its individual directors and certain of its officers. The complaint seeks recovery for breach of fiduciary duties by directors and various officers; violations of the Securities Exchange Act of 1934, including sections 10(b), 14(a) and 21D; and insider trading. In general, the complaint also alleges, among other things, that various directors and/or officers caused the Company to issue purportedly misleading statements and SEC filings regarding AlarisTM infusion pumps, and issue a purportedly misleading proxy statement. The complaint seeks damages, including restitution and disgorgement of profits, and an injunction requiring the Company to undertake remedial measures with respect to certain corporate governance and internal procedures. A second derivative action, Schranz v. Polen, et al., Civ. No 2:21-cv-01081 (D. N.J.), was filed on January 24, 2021, and the two actions were consolidated. In March 2021, the Company received letters from two additional shareholders which, in general, mirrored the allegations in the Jankowski and Schranz consolidated actions, and demanded, among other things, that the Board of Directors pursue civil action against members of management for claimed breaches of fiduciary duties. Consistent with New Jersey law, the Board appointed a special committee to review the allegations and demands in the derivative actions and demand letters. Following an investigation, the special committee determined that no action was warranted, and rejected the shareholders’ demands. The special committee’s determination has been communicated to counsel for the shareholders. Should the shareholders continue to pursue their claims in court, the Company will take appropriate steps to seek dismissal of the complaints.
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
In September 2021, the Company was served with a complaint from the New Mexico Attorney General, alleging violations of the state’s consumer protection laws in connection with the sales and marketing of its IVC filters. The Company filed its motion to dismiss on December 27, 2021 and intends to vigorously defend itself in the litigation. As the case is in its early stages, the Company cannot anticipate the timing, scope, outcome or possible impact at present.
In July 2021, the Company became aware of lawsuits that had been filed against it in state and federal court in Georgia. The suits were filed by plaintiffs who reside near Company facilities in Covington, GA, where ethylene oxide (“EtO”) sterilization activities take place. There are currently approximately 205 of such suits. The claims allege a variety of injuries, including but not limited to multiple types of cancer, allegedly attributable to exposure to EtO in the ambient air. The Company has meritorious defenses and intends to defend itself vigorously.
The Company is also involved both as a plaintiff and a defendant in other legal proceedings and claims that arise in the ordinary course of business. The Company believes that it has meritorious defenses to these suits pending against the Company and is engaged in a vigorous defense of each of these matters.
The Company cannot predict the outcome of these other legal matters discussed above, nor can it predict whether any outcome will have a material adverse effect on the Company’s consolidated results of operations and/or consolidated cash flows. Accordingly, the Company has made no provisions for these other legal matters in its consolidated results of operations.
The Company is a potentially responsible party to a number of federal administrative proceedings in the United States brought under the Comprehensive Environment Response, Compensation and Liability Act, also known as “Superfund,” and similar state laws. The affected sites are in varying stages of development. In some instances, the remedy has been completed, while in others, environmental studies are underway or commencing. For several sites, there are other potentially responsible parties that may be jointly or severally liable to pay all or part of cleanup costs. While it is not feasible to predict the outcome of these proceedings, based upon the Company’s experience, current information and applicable law, the Company does not expect these proceedings to have a material adverse effect on its consolidated results of operations and/or consolidated cash flows.
Litigation Accruals
The Company regularly monitors and evaluates the status of product liability and other legal matters, and may, from time-to-time, engage in settlement and mediation discussions taking into consideration developments in the matters and the risks and uncertainties surrounding litigation. These discussions could result in settlements of one or more of these claims at any time.
Accruals for the Company's product liability claims which are discussed above, as well as the related legal defense costs, amounted to approximately $2.3 billion and $2.5 billion at December 31, 2021 and September 30, 2021, respectively. These accruals are largely recorded within Deferred Income Taxes and Other Liabilities on the Company's condensed consolidated balance sheets.
In view of the uncertainties discussed above, the Company could incur charges in excess of any currently established accruals and, to the extent available, liability insurance. In the opinion of management, any such future charges, individually or in the aggregate, could have a material adverse effect on the Company’s consolidated results of operations and /or consolidated cash flows.
Note 5 – Revenues
The Company’s policies for recognizing sales have not changed from those described in the Company’s 2021 Annual Report on Form 10-K. The Company sells a broad range of medical supplies, devices, laboratory equipment and diagnostic products which are distributed through independent distribution channels and directly by BD through sales representatives. End-users of the Company's products include healthcare institutions, physicians, life science researchers, clinical laboratories, the pharmaceutical industry and the general public.
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
The Company's gross revenues are subject to a variety of deductions which are recorded in the same period that the underlying revenues are recognized. Such variable consideration includes rebates, sales discounts and sales returns. The Company’s rebate liability at December 31, 2021 and September 30, 2021 was $609 million and $576 million, respectively. The impact of other forms of variable consideration, including sales discounts and sales returns, is not material to the Company's revenues.
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
Remaining Performance Obligations
The Company's obligations relative to service contracts and pending installations of equipment, primarily in the Company's Medication Management Solutions unit, represent unsatisfied performance obligations of the Company. The revenues under existing contracts with original expected durations of more than one year, which are attributable to products and/or services that have not yet been installed or provided are estimated to be approximately $2.1 billion at December 31, 2021. The Company expects to recognize the majority of this revenue over the next three years.
Within the Company's Medication Management Solutions, Medication Delivery Solutions, Integrated Diagnostic Solutions, and Biosciences units, some contracts also contain minimum purchase commitments of reagents or other consumables and the future sales of these consumables represent additional unsatisfied performance obligations of the Company. The revenue attributable to the unsatisfied minimum purchase commitment-related performance obligations, for contracts with original expected durations of more than one year, is estimated to be approximately $2.4 billion at December 31, 2021.  This revenue will be recognized over the customer relationship periods.
Disaggregation of Revenues
A disaggregation of the Company's revenues by segment, organizational unit and geographic region is provided in Note 6.
Note 6 – Segment Data
The Company's organizational structure is based upon three worldwide business segments: BD Medical (“Medical”), BD Life Sciences (“Life Sciences”) and BD Interventional (“Interventional”). The Company's segments are strategic businesses that are managed separately because each one develops, manufactures and markets distinct products and services. Segment disclosures are on a performance basis consistent with internal management reporting. The Company evaluates performance of its business segments and allocates resources to them primarily based upon segment operating income, which represents revenues reduced by product costs and operating expenses.

Revenues by segment, organizational unit and geographical areas for the three-month periods are detailed below. The Company has no material intersegment revenues.

	Three Months Ended December 31,
(Millions of dollars)	2021			2020
	United States	International	Total	United States	International	Total
Medical
Medication Delivery Solutions	$619	$465	$1,084	$568	$440	$1,008
Medication Management Solutions	484	143	627	477	152	630
Diabetes Care	151	138	289	150	136	285
Pharmaceutical Systems	102	294	397	79	260	339
Total segment revenues	$1,357	$1,040	$2,397	$1,274	$988	$2,261

Life Sciences
Integrated Diagnostic Solutions	$615	$530	$1,145	$1,014	$653	$1,667
Biosciences	129	209	338	120	192	312
Total segment revenues	$744	$739	$1,483	$1,134	$845	$1,979

Interventional
Surgery	$281	$80	$361	$262	$70	$332
Peripheral Intervention	217	197	413	232	193	426
Urology and Critical Care	254	87	340	228	89	317
Total segment revenues	$752	$363	$1,115	$722	$353	$1,075

Total Company revenues	$2,853	$2,143	$4,995	$3,130	$2,186	$5,315

Segment income for the three-month periods was as follows:

	Three Months Ended December 31,
(Millions of dollars)	2021	2020
Income Before Income Taxes
Medical	$716	$666
Life Sciences	534	972
Interventional	265	302
Total Segment Operating Income	1,514	1,940
Acquisitions and other restructurings	(34)	(50)
Unallocated other operating expense, net (a)	(25)	—
Net interest expense	(96)	(116)
Other unallocated items (b)	(636)	(616)
Total Income Before Income Taxes	$723	$1,157
(a)The amount for the three-months ended December 31, 2021 includes $25 million of costs incurred for consulting, legal, tax and other advisory services associated with the planned spin-off of BD's Diabetes Care business.
(b)Primarily comprised of foreign exchange, certain general and administrative expenses and share-based compensation expense.
Note 7 – Benefit Plans
The Company has defined benefit pension plans covering certain employees in the United States and certain international locations. The measurement date used for these plans is September 30.

Net pension cost included the following components for the three-month periods:

	Three Months Ended December 31,
(Millions of dollars)	2021	2020
Service cost	$35	$43
Interest cost	20	20
Expected return on plan assets	(48)	(48)
Amortization of prior service credit	(4)	(4)
Amortization of loss	16	27
Settlements	5	—
Net pension cost	$24	$38
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
Note 8 – Business Restructuring Charges
The Company incurred restructuring costs during the three months ended December 31, 2021, primarily in connection with the Company's simplification and other cost saving initiatives, which were largely recorded within Acquisitions and other restructurings. These simplification and other costs saving initiatives are focused on reducing complexity, enhancing product quality, refining customer experience, and improving cost efficiency across all of the Company’s segments. Restructuring liability activity for the three months ended December 31, 2021 was as follows:

(Millions of dollars)	Employee Termination	Other	Total
Balance at September 30, 2021	$14	$5	$19
Charged to expense	3	14	17
Cash payments	(6)	(14)	(20)
Balance at December 31, 2021	$11	$5	$16

Note 9 – Intangible Assets
Intangible assets consisted of:

	December 31, 2021			September 30, 2021
(Millions of dollars)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets
Developed technology	$14,539	$(5,237)	$9,302	$14,399	$(4,983)	$9,417
Customer relationships	4,687	(1,922)	2,765	4,658	(1,839)	2,818
Product rights	118	(82)	36	123	(83)	40
Trademarks	409	(142)	267	409	(137)	271
Patents and other	542	(347)	195	533	(342)	191
Amortized intangible assets	$20,295	$(7,730)	$12,565	$20,122	$(7,385)	$12,737
Unamortized intangible assets
Acquired in-process research and development	$44			$44
Trademarks	2			2
Unamortized intangible assets	$46			$46

Intangible amortization expense for the three months ended December 31, 2021 and 2020 was $355 million and $348 million, respectively.
The following is a reconciliation of goodwill by business segment:

(Millions of dollars)	Medical	Life Sciences	Interventional	Total
Goodwill as of September 30, 2021	$10,255	$836	$12,810	$23,901
Acquisitions (a)	—	46	205	251
Currency translation	(14)	(3)	(21)	(37)
Goodwill as of December 31, 2021	$10,242	$880	$12,994	$24,116
(a)Represents goodwill recognized relative to certain acquisitions which were not material individually or in the aggregate.
Note 10 – Derivative Instruments and Hedging Activities
The Company uses derivative instruments to mitigate certain exposures. The Company does not enter into derivative financial instruments for trading or speculative purposes. The effects these derivative instruments and hedged items had on the Company’s balance sheets and the fair values of the derivatives outstanding at December 31, 2021 and September 30, 2021 were not material. The effects on the Company’s financial performance and cash flows are provided below.
Foreign Currency Risks and Related Strategies
The Company has foreign currency exposures throughout Europe, Greater Asia, Canada and Latin America. Transactional currency exposures that arise from entering into transactions, generally on an intercompany basis, in non-hyperinflationary countries that are denominated in currencies other than the functional currency are mitigated primarily through the use of forward contracts. In order to mitigate foreign currency exposure relating to its investments in certain foreign subsidiaries, the Company has hedged the currency risk associated with those investments with certain instruments, such as foreign currency-denominated debt and cross-currency swaps, which are designated as net investment hedges, as well as currency exchange contracts.
The notional amounts of the Company’s foreign currency-related derivative instruments as of December 31, 2021 and September 30, 2021 were as follows:

(Millions of dollars)	Hedge Designation	December 31, 2021	September 30, 2021
Foreign exchange contracts (a)	Undesignated	$1,451	$2,735
Foreign currency-denominated debt (b)	Net investment hedges	2,478	2,543
Cross-currency swaps (c)	Net investment hedges	1,958	1,958
(a)Represent hedges of transactional foreign exchange exposures resulting primarily from intercompany payables and receivables. Gains and losses on these instruments are recognized immediately in income. These gains and losses are largely offset by gains and losses on the underlying hedged items, as well as the hedging costs associated with the derivative instruments. Net amounts recognized in Other income, net, during the three months ended December 31, 2021 and 2020 were immaterial to the Company's consolidated financial results.
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

Net gains (losses) recorded to Accumulated other comprehensive income (loss) relating to the Company's net investment hedges for the three-month periods were as follows:

	Three Months Ended December 31,
(Millions of dollars)	2021	2020
Foreign currency-denominated debt	$49	$(56)
Cross-currency swaps	30	(124)
Interest Rate Risks and Related Strategies
The Company uses a mix of fixed and variable rate debt to manage its interest rate exposure, and periodically uses interest rate swaps to manage such exposures. Under these interest rate swaps, the Company exchanges, at specified intervals, the difference between fixed and floating interest amounts calculated by reference to an agreed-upon notional principal amount. These swaps are designated as either cash flow or fair value hedges.
Changes in the fair value of the interest rate swaps designated as cash flow hedges (i.e., hedging the exposure to variability in expected future cash flows that is attributable to a particular risk) are recorded in Other comprehensive income (loss). If interest rate derivatives designated as cash flow hedges are terminated, the balance in Accumulated other comprehensive income (loss) attributable to those derivatives is reclassified into earnings, within Interest expense, over the remaining life of the hedged debt. The amounts reclassified from accumulated other comprehensive income relating to cash flow hedges during the three months ended December 31, 2021 and 2020, as well as the amounts expected to be reclassified within the next 12 months, are not material to the Company's consolidated financial results.
The Company recorded $27 million of net after-tax gains during the three months ended December 31, 2020 in Other comprehensive income relating to interest rate hedges. Amounts recorded during the three months ended December 31, 2021 were immaterial to the Company’s consolidated financial results.
For interest rate swaps designated as fair value hedges (i.e., hedges against the exposure to changes in the fair value of an asset or a liability or an identified portion thereof that is attributable to a particular risk), changes in the fair value of the interest rate swaps offset changes in the fair value of the fixed rate debt due to changes in market interest rates. Amounts recorded during the three months ended December 31, 2021 and 2020 were immaterial to the Company's consolidated financial results.
The notional amounts of the Company’s interest rate-related derivative instruments as of December 31, 2021 and September 30, 2021 were as follows:

(Millions of dollars)	Hedge Designation	December 31, 2021	September 30, 2021
Interest rate swaps (a)	Fair value hedges	$700	$700
Forward starting interest rate swaps (b)	Cash flow hedges	1,000	1,000
(a)Represents fixed-to-floating interest rate swap agreements the Company entered into to convert the interest payments on certain long-term notes from the fixed rate to a floating interest rate based on LIBOR.
(b)Represents interest rate derivatives entered into to mitigate exposure to interest rate risk related to future debt issuances.
Other Risk Exposures
The Company purchases resins, which are oil-based components used in the manufacture of certain products. Significant increases in world oil prices that lead to increases in resin purchase costs could impact future operating results. From time to time, the Company has managed price risks associated with these commodity purchases through commodity derivative forward contracts. The Company's outstanding commodity derivative forward contracts at December 31, 2021 were immaterial to the Company's consolidated financial results and the Company had no outstanding commodity derivative forward contracts at September 30, 2021.

Note 11 – Financial Instruments and Fair Value Measurements
The following reconciles cash and equivalents and restricted cash reported within the Company's consolidated balance sheets at December 31, 2021 and September 30, 2021 to the total of these amounts shown on the Company's consolidated statements of cash flows:

(Millions of dollars)	December 31, 2021	September 30, 2021
Cash and equivalents	$1,903	$2,283
Restricted cash	144	109
Cash and equivalents and restricted cash	$2,047	$2,392
Cash equivalents consist of all highly liquid investments with a maturity of three months or less at time of purchase. Restricted cash consists of cash restricted from withdrawal and usage except for certain product liability matters.
The fair values of the Company’s financial instruments are as follows:

(Millions of dollars)	Basis of fair value measurement	December 31, 2021	September 30, 2021
Institutional money market accounts and ultra-short bond fund (a)	Level 1	$100	$200
Current portion of long-term debt (b)	Level 2	1,073	503
Long-term debt (b)	Level 2	17,698	18,537
(a)These financial instruments are recorded within Cash and equivalents on the consolidated balance sheets. The institutional money market accounts permit daily redemption. The fair values of these investments are based upon the quoted prices in active markets provided by the holding financial institutions.
(b)Long-term debt is recorded at amortized cost. The fair value of long-term debt is measured based upon quoted prices in active markets for similar instruments.
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
Transfers of trade receivables
Over the normal course of its business activities, the Company transfers certain trade receivable assets to third parties under factoring agreements. Per the terms of these agreements, the Company surrenders control over its trade receivables upon transfer.  Accordingly, the Company accounts for the transfers as sales of trade receivables by recognizing an increase to Cash and equivalents and a decrease to Trade receivables, net when proceeds from the transactions are received.  The costs incurred by the Company in connection with factoring activities were not material to its consolidated financial results. The amounts transferred and yet to be remitted under factoring arrangements are provided below.

	Three Months Ended December 31,
(Millions of dollars)	2021	2020
Trade receivables transferred to third parties under factoring arrangements	$155	$492
	December 31, 2021	September 30, 2021
Amounts yet to be collected and remitted to the third parties	$155	$130

Note 12 – Debt
In January 2022, Embecta, a wholly-owned subsidiary of the Company, agreed to issue $500 million of 5.000% senior secured notes due February 15, 2030, in connection with the Company’s planned spin-off of Embecta, which is further discussed in Note 1. It is expected that the notes will be issued in February 2022. Prior to the spin-off date, the notes will be guaranteed on an unsecured, unsubordinated basis solely by the Company. The Company’s guarantee will automatically and unconditionally terminate upon the earlier of: (1) the consummation of the spin-off and (2) the consummation of a satisfaction and discharge of the indenture, a defeasance or a covenant defeasance related to the notes or otherwise in accordance with the provisions of the indenture.
Also in connection with the spin-off, Embecta expects to enter into an arrangement for a senior secured term loan facility with an aggregate principal amount of $1.150 billion and a senior secured revolving credit facility providing borrowings of up to $500 million, which is expected to be undrawn at the spin-off date. Embecta is expected to use the aggregate proceeds received from the issuance of the senior secured notes and the term loan facility to make a distribution payment of approximately $1.440 billion to the Company in connection with the spin-off.

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
BD’s Intention to Spin Off Diabetes Care
On May 6, 2021, we announced our intention to spin off our Diabetes Care business as a separate publicly traded company, Embecta, to BD’s shareholders. The Company believes that as an independent, publicly traded entity, the Diabetes Care business will be positioned to more effectively allocate its capital and operational resources with a dedicated growth strategy. Additional disclosures regarding our planned spin-off of the Diabetes Care business are provided in Note 1 in the Notes to Condensed Consolidated Financial Statements.
COVID-19 Pandemic Impacts and Response
A novel strain of coronavirus disease (“COVID-19”) was officially declared a pandemic by the World Health Organization in March 2020 and governments around the world have implemented various measures to slow and control the ongoing spread of COVID-19. Over the course of the pandemic, these government measures, as well as ongoing shifts in healthcare priorities, have unfavorably impacted demand for certain of our products. Our first quarter fiscal year 2022 revenues reflected an unfavorable comparison to the prior-year quarter, which substantially benefited from sales related to COVID-19 diagnostic testing on the BD VeritorTM Plus and BD MaxTM Systems. The factors that affected our revenue growth in the first quarter of our fiscal year 2022, including those related to the COVID-19 pandemic, are discussed in greater detail further below.

Due to the significant uncertainty that exists relative to the duration and overall impact of the COVID-19 pandemic, our future operating performance, particularly in the short-term, may be subject to volatility. While non-acute utilization rates for most of our products have largely recovered compared to pre-pandemic levels, resurgences in COVID-19 infections or new strains of the virus may weaken future demand for certain of our products and/or disrupt our operations. We also continue to see challenges posed by the pandemic to multiple aspects of our supply chain, including the cost and availability of raw materials, as well as cost impacts and logistical challenges affecting freight around the globe. We have also experienced staffing challenges due to higher rates of absenteeism which have been driven by the spread of the Omicron variant. Our suppliers are also experiencing higher rates of absenteeism, impacting the availability of certain raw materials and components. Additionally, the prevalence of the Omicron variant has resulted in hospital staffing shortages which has affected, and may continue to affect, the prioritization of acute and non-acute healthcare utilization. The United States and other governments may enact or use laws and regulations, such as the Defense Production Act or export restrictions, to ensure availability of needed COVID-19 testing and vaccination delivery devices. Any such action may impact our global supply chain network.

The impacts of the COVID-19 pandemic on our business, results of operations, financial condition and cash flows is dependent on certain factors including:
•The extent to which resurgences in COVID-19 infections or new strains of the virus, including the Delta and Omicron variants, result in future deferrals of elective medical procedures and/or the extent to which the imposition of new governmental lockdowns, quarantine requirements or other restrictions may weaken demand for certain of our products and/or disrupt our operations;
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
Overview of Financial Results and Financial Condition
For the three months ended December 31, 2021, worldwide revenues of $4.995 billion decreased 6.0% from the prior-year period. This decrease reflected the following impacts:

Increase (decrease) in current-period revenues
Volume	5.8%
Period-over-period decline in revenues related to COVID-19 testing	(12.8)%
Pricing	1.1%
Foreign currency translation	(0.1)%
Decrease in revenues from the prior-year period	(6.0)%
.
The period-over-period decline in the Life Sciences segment’s Integrated Diagnostic Solutions unit’s sales related to COVID-19 diagnostic testing on the BD VeritorTM Plus and BD MaxTM Systems reflected current-period testing revenues of $185 million, compared with sales of testing products in the prior-year period of $866 million.
Volume growth in the first quarter of fiscal year 2022 was driven by demand for our core products as follows:
•Medical segment revenues were primarily driven by strong demand in the Medication Delivery Solutions and Pharmaceutical Systems units.
•The Life Sciences segment revenues reflected strong demand for core products in the Integrated Diagnostic Solutions and Biosciences units.
•Interventional segment revenues reflected strong demand in the Surgery and Urology and Critical Care units, which was partially offset by a decline in the Peripheral Intervention unit.
Our BD 2025 strategy for growth is anchored in three pillars: grow, simplify and empower. As we execute this strategy, we continue to invest in research and development, strategic tuck-in acquisitions, geographic expansion, and new product programs to drive further revenue and profit growth. Our ability to sustain our long-term growth will depend on a number of factors, including our ability to expand our core business (including geographical expansion), develop innovative new products, and continue to improve operating efficiency and organizational effectiveness. As discussed above, current global economic conditions remain relatively volatile due to the COVID-19 pandemic. In addition, an inability to increase or maintain selling prices globally could adversely impact our businesses. Also, we are experiencing challenges related to global transportation channels and supply chains. These challenges have subjected certain of our costs, specifically raw material and freight costs, to inflationary pressures, which have unfavorably impacted our gross profit and operating margins. Additional discussion regarding the impacts of these inflationary pressures on our operating results for the three months ended December 31, 2021 is provided further below.
Cash flows from operating activities were $674 million in the first three months of fiscal year 2022. At December 31, 2021, we had $2.054 billion in cash and equivalents and short-term investments, including restricted cash. We continued to return value to our shareholders in the form of dividends. During the first three months of fiscal year 2022, we paid cash dividends of $271 million, including $248 million paid to common shareholders and $23 million paid to preferred shareholders.
Each reporting period, we face currency exposure that arises from translating the results of our worldwide operations to the U.S. dollar at exchange rates that fluctuate from the beginning of such period. A stronger U.S. dollar, compared to the prior-year period, resulted in an unfavorable foreign currency translation impact to our revenues during the first quarter of fiscal year 2022. A favorable foreign currency impact to our earnings during the first quarter of fiscal year 2022 resulted from current-

period sales of inventory recorded on our consolidated balance sheet in fiscal year 2021, when the U.S. dollar was weaker. We evaluate our results of operations on both a reported and a foreign currency-neutral basis, which excludes the impact of fluctuations in foreign currency exchange rates. As exchange rates are an important factor in understanding period-to-period comparisons, we believe the presentation of results on a foreign currency-neutral basis in addition to reported results helps improve investors’ ability to understand our operating results and evaluate our performance in comparison to prior periods. Foreign currency-neutral ("FXN") information compares results between periods as if exchange rates had remained constant period-over-period. We use results on a foreign currency-neutral basis as one measure to evaluate our performance. We calculate foreign currency-neutral percentages by converting our current-period local currency financial results using the prior-period foreign currency exchange rates and comparing these adjusted amounts to our current-period results. These results should be considered in addition to, not as a substitute for, results reported in accordance with U.S. generally accepted accounting principles ("GAAP"). Results on a foreign currency-neutral basis, as we present them, may not be comparable to similarly titled measures used by other companies and are not measures of performance presented in accordance with U.S. GAAP.

Results of Operations
Medical Segment
The following summarizes first quarter Medical revenues by organizational unit:

	Three months ended December 31,
(Millions of dollars)	2021	2020	Total Change	Estimated FX Impact	FXN Change
Medication Delivery Solutions	$1,084	$1,008	7.6%	0.3%	7.3%
Medication Management Solutions	627	630	(0.4)%	0.1%	(0.5)%
Diabetes Care	289	285	1.3%	(0.3)%	1.6%
Pharmaceutical Systems	397	339	16.9%	(1.0)%	17.9%
Total Medical Revenues	$2,397	$2,261	6.0%	—%	6.0%

The Medication Delivery Solutions unit’s revenue growth in the first quarter of 2022 reflected strong demand for core offerings driven by competitive gains within the U.S. market for catheters and vascular care products. In the Medication Management Solutions unit, an unfavorable comparison of revenues in the first quarter of 2022 to prior-period revenues, which benefited from global pandemic-related infusion pump orders, was partially offset by strong growth in global placements of dispensing systems. Revenues in the Diabetes Care unit benefited from the timing of U.S. orders. The Pharmaceutical Systems unit’s revenue growth in the first quarter of 2022 was driven by demand for our pre-filled devices and is enabled by capacity expansion investments.

Medical segment income for the three-month period is provided below.

	Three months ended December 31,
(Millions of dollars)	2021	2020
Medical segment income	$716	$666

Segment income as % of Medical revenues	29.9%	29.4%

The Medical segment's income in the first quarter was primarily driven by higher gross profit margin as discussed in greater detail below:
•The Medical segment’s higher gross profit margin in the first quarter of 2022 compared with the first quarter of 2021 primarily reflected the following:
◦Lower manufacturing costs resulting from continuous improvement projects which enhanced the efficiency of our operations, as well as favorable impacts from foreign currency translation, product mix and price initiatives;
◦Partially offset by the unfavorable impacts of higher raw material costs and product quality remediation expenses.

•Selling and administrative expense as a percentage of revenues was higher in the first quarter of 2022 compared with the first quarter of 2021, which benefited from the curtailment of certain selling, travel and other administrative activities due to the COVID-19 pandemic in the prior year.
•Research and development expense as a percentage of revenues was higher in the first quarter of 2022 compared with the first quarter of 2021, which reflected the timing of project spending and our continued reinvestment into the segment’s growth initiatives.
Life Sciences Segment
The following summarizes first quarter Life Sciences revenues by organizational unit:

	Three months ended December 31,
(Millions of dollars)	2021	2020	Total Change	Estimated FX Impact	FXN Change
Integrated Diagnostic Solutions	$1,145	$1,667	(31.3)%	(0.2)%	(31.1)%
Biosciences	338	312	8.6%	(0.4)%	9.0%
Total Life Sciences Revenues	$1,483	$1,979	(25.0)%	(0.2)%	(24.8)%

As previously discussed above, the Integrated Diagnostic Solutions unit’s revenues related to COVID-19 diagnostic testing on the BD VeritorTM Plus and BD MaxTM Systems in the first quarter of 2022 were $185 million, compared with revenues from testing products in the prior-year period of $866 million. The Integrated Diagnostic Solutions unit’s first quarter revenues were favorably impacted by a recovery of routine lab testing to pre-pandemic levels, as well as high demand for the unit’s combination influenza/COVID-19 testing assays. First quarter revenues in the Integrated Diagnostic Solutions unit also benefited from licensing revenues. The Biosciences unit's revenue growth in the first quarter of 2022 reflected strong demand for research reagents and instruments, including two recently launched BD FACSymphony™ instruments, which was driven by a return of lab utilization to normal levels and research efforts relating to COVID-19.

Life Sciences segment income for the three-month period was as follows:

	Three months ended December 31,
(Millions of dollars)	2021	2020
Life Sciences segment income	$534	$972

Segment income as % of Life Sciences revenues	36.0%	49.1%

The Life Sciences segment's income in the first quarter was driven by lower gross profit margin and higher operating expenses as discussed in greater detail below:
•The Life Sciences segment’s lower gross profit margin in the first quarter of 2022 compared with the first quarter of 2021 primarily reflected the following:
◦The decline in COVID-19 testing revenues compared with the prior-year period, which benefited from substantially higher pricing of COVID-19 diagnostic tests;
◦Partially offset by favorable impacts from price initiatives relating to core products and licensing revenues in the current-year quarter.
•Selling and administrative expense as a percentage of revenues was higher in the first quarter of 2022 compared with the first quarter of 2021, primarily due to the current-period decline in revenues. Higher selling and administrative expense as a percentage of revenues in the current-year period also reflected the curtailment of certain selling, travel and other administrative activities in the prior-year period due to the COVID-19 pandemic.
•Research and development expense as a percentage of revenues was higher in the first quarter of 2022 compared with the first quarter of 2021, primarily due to the current-period decline in revenues and our continued reinvestment into the segment’s growth initiatives.

Interventional Segment
The following summarizes first quarter Interventional revenues by organizational unit:

	Three months ended December 31,
(Millions of dollars)	2021	2020	Total Change	Estimated FX Impact	FXN Change
Surgery	$361	$332	8.8%	(0.1)%	8.9%
Peripheral Intervention	413	426	(2.9)%	0.2%	(3.1)%
Urology and Critical Care	340	317	7.2%	(0.5)%	7.7%
Total Interventional Revenues	$1,115	$1,075	3.7%	(0.1)%	3.8%
First quarter 2022 revenue growth in the Surgery unit reflected strong sales of hernia, biosurgery and infection prevention platforms. The Surgery unit’s current-period revenues reflected a recovery of elective procedure volumes and the unit’s acquisition of Tepha, Inc., which occurred in the fourth quarter of fiscal year 2021. First quarter revenues in the Peripheral Intervention unit were unfavorably impacted by a fiscal year 2021 product recall, temporary supply chain disruptions, and strategically planned discontinuations of lower-margin products. These unfavorable impacts to the Peripheral Intervention unit’s first quarter 2022 revenues were partially offset by demand for the unit’s atherectomy platform in China and by sales attributable to the acquisition of Venclose, Inc., which occurred in the first quarter of 2022. The Urology and Critical Care unit’s revenue growth in the first quarter of 2022 showed strong demand for acute urology products, which was partially offset by strategically planned discontinuations of lower-margin products.

Interventional segment income for the three-month period is provided below.

	Three months ended December 31,
(Millions of dollars)	2021	2020
Interventional segment income	$265	$302

Segment income as % of Interventional revenues	23.7%	28.1%

The Interventional segment's income in the first quarter was driven by lower gross profit margin and higher operating expenses as discussed in greater detail below:
•The Interventional segment’s lower gross profit margin in the first quarter of 2022 compared with the first quarter of 2021 primarily reflected the amortization of recently acquired intangible assets.
•Selling and administrative expense as a percentage of revenues was higher in the first quarter of 2022 compared with the first quarter of 2021, which benefited from the curtailment of certain selling, travel and other administrative activities due to the COVID-19 pandemic in the prior year.
•Research and development expense as a percentage of revenues was higher in the first quarter of 2022 compared with the first quarter of 2021, which reflected the timing of project spending and our continued reinvestment into the segment’s growth initiatives.
Geographic Revenues
BD’s worldwide first quarter revenues by geography were as follows:

	Three months ended December 31,
(Millions of dollars)	2021	2020	Total Change	Estimated FX Impact	FXN Change
United States	$2,853	$3,130	(8.9)%	—%	(8.9)%
International	2,143	2,186	(2.0)%	(0.3)%	(1.7)%
Total Revenues	$4,995	$5,315	(6.0)%	(0.1)%	(5.9)%

The decline in U.S. revenues in the first quarter of 2022 was primarily driven by an unfavorable comparison to the prior-year quarter, which substantially benefited from sales in the Life Sciences segment's Integrated Diagnostic Solutions unit related to COVID-19 diagnostic testing, as further discussed above. This decline in U.S. revenues in the first quarter of 2022 was partially offset by strong sales in the Medical segment’s Medication Delivery Solutions and Pharmaceutical Systems units, as well as by strong sales in the Interventional segment’s Surgery and Urology and Critical Care units.
The decline in International revenues in the first quarter of 2022 was primarily driven by an unfavorable comparison to the prior-year quarter, which substantially benefited from sales in the Life Sciences segment's Integrated Diagnostic Solutions unit related to COVID-19 diagnostic testing, as further discussed above. This decline in International revenues in the first quarter of 2022 was partially offset by strong sales in the Medical segment’s Medication Delivery Solutions and Pharmaceutical Systems units, as well as by strong sales in the Life Sciences segment’s Biosciences unit.
Emerging market revenues were as follows and reflected strong sales in China and Latin America:

	Three months ended December 31,
(Millions of dollars)	2021	2020	Total Change	Estimated FX Impact	FXN Change
Emerging markets	$766	$650	17.8%	1.3%	16.5%
Specified Items
Reflected in the financial results for the three-month periods of fiscal years 2022 and 2021 were the following specified items:

	Three months ended December 31,
(Millions of dollars)	2021	2020
Integration costs (a)	$17	$33
Restructuring costs (a)	17	17
Separation and related costs (b)	25	—
Purchase accounting adjustments (c)	364	353
European regulatory initiative-related costs (d)	31	26
Investment gains/losses and asset impairments (e)	17	—
Transaction gain/loss, product and other litigation-related matters	5	(5)
Impacts of debt extinguishment	—	11
Total specified items	477	435
Less: tax impact of specified items	88	79
After-tax impact of specified items	$389	$357
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
(e)Represents unrealized losses recorded within Other income, net relating to certain investments.

Gross Profit Margin
Gross profit margin for the three-month period of fiscal year 2022 compared with the prior-year period in fiscal year 2021 reflected the following impacts:

Three-month period
December 31, 2020 gross profit margin %	51.4%
Impact of purchase accounting adjustments and other specified items	(0.6)%
Period-over-period decline in COVID-19 testing profitability	(2.2)%
Operating performance	(0.6)%
Foreign currency translation	0.5%
December 31, 2021 gross profit margin %	48.5%
Operating performance in the three-month period of 2022 primarily reflected higher raw material costs, partially offset by the favorable impact of price initiatives.
Operating Expenses
A summary of operating expenses for the three-month periods of fiscal years 2022 and 2021 is as follows:

	Three months ended December 31,		Increase (decrease) in basis points
	2021	2020
(Millions of dollars)
Selling and administrative expense	$1,223	$1,149
% of revenues	24.5%	21.6%	290

Research and development expense	$329	$291
% of revenues	6.6%	5.5%	110

Acquisitions and other restructurings	$34	$50

Other operating expense, net	$21	$—
Selling and administrative expense
Higher selling and administrative expense as a percentage of revenues in the three-month period of 2022 compared with the prior-year period reflected the current-period decline in revenues, higher shipping costs in the current-year period, as well as the curtailment of certain selling, travel and other administrative activities in the prior-year period due to the COVID-19 pandemic.
Research and development expense
Research and development expense as a percentage of revenues in the three-month period of 2022 was higher compared with the prior-year period, which primarily reflected the current-period decline in revenues and the timing of project spending. Spending in both the current and prior-year periods reflected our continued commitment to drive innovation and growth with new products and platforms.
Acquisitions and other restructurings
Costs relating to acquisitions and other restructurings in the three-month periods of 2022 and 2021 included restructuring costs related to simplification and other cost saving initiatives, as well as system integration costs. For further disclosures regarding restructuring costs, refer to Note 8 in the Notes to Condensed Consolidated Financial Statements.
Other operating expense, net
Other operating expense in the three-month period of 2022 included consulting, legal, tax and other advisory expenses associated with the planned spin-off of BD's Diabetes Care business.

Nonoperating Income
Net interest expense
The components for the three-month periods of fiscal years 2022 and 2021 were as follows:

	Three months ended December 31,
(Millions of dollars)	2021	2020
Interest expense	$(98)	$(118)
Interest income	2	2
Net interest expense	$(96)	$(116)

Lower interest expense in the current-year period compared with the prior-year period primarily reflected debt repayments and lower overall interest rates on debt outstanding during the current-year period.
Income Taxes
The income tax rates for the three-month periods of fiscal years 2022 and 2021 are provided below.

	Three months ended December 31,
	2021	2020
Effective income tax rate	6.3%	13.3%

Impact, in basis points, from specified items	(480)	(130)

The effective income tax rate for the three-month period of fiscal year 2022 reflected a tax impact from specified items that was more favorable compared with the benefit associated with specified items recognized in the prior-year period, as well as a favorable impact relating to the timing of certain discrete items.

Net Income and Diluted Earnings per Share
Net Income and Diluted Earnings per Share for the three-month periods of fiscal years 2022 and 2021 were as follows:

	Three months ended December 31,
	2021	2020
Net Income (Millions of dollars)	$677	$1,003
Diluted Earnings per Share	$2.28	$3.35

Unfavorable impact-specified items	$(1.36)	$(1.22)
Favorable impact-foreign currency translation	$0.07
Dilutive impact (a)		$0.02
(a)Represents the dilutive impact of convertible preferred shares outstanding which were excluded from the reported diluted earnings per share calculation because these share equivalents would have been antidilutive. Additional details regarding the computation of diluted earnings per share are provided in Note 3 in the Notes to Condensed Consolidated Financial Statements.

Liquidity and Capital Resources
The following table summarizes our condensed consolidated statements of cash flows:

	Three months ended December 31,
(Millions of dollars)	2021	2020
Net cash provided by (used for)
Operating activities	$674	$1,533
Investing activities	$(686)	$(430)
Financing activities	$(327)	$(592)

Net Cash Flows from Operating Activities
Cash flows from operating activities in the first three months of fiscal year 2022 reflected net income, adjusted by a change in operating assets and liabilities that was a net use of cash. This net use of cash primarily reflected lower levels of accounts payable and accrued expenses and higher levels of inventory, partially offset by lower levels of trade receivables and prepaid expenses.
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
Net Cash Flows from Investing Activities
Our investments in capital expenditures are focused on projects that enhance our cost structure and manufacturing capabilities, as well as support our BD 2025 strategy for growth. Net outflows from investing activities in the first three months of fiscal year 2022 included capital expenditure-related outflows of $188 million, compared with $246 million in the prior-year period. Net outflows from investing activities in the first three months of fiscal years 2022 and 2021 also included cash payments of $415 million relating to various strategic acquisitions we have executed as part of our growth strategy, including our acquisitions of Scanwell Health, Inc, Tissuemed, Ltd., and Venclose, Inc. in the first three months of fiscal year 2022.
Net Cash Flows from Financing Activities
Net cash from financing activities in the first three months of fiscal years 2022 and 2021 included the following significant cash flows:

	Three months ended December 31,
(Millions of dollars)	2021	2020
Cash inflow (outflow)
Payments of debt	$—	$(267)
Dividends paid	$(271)	$(264)

Certain measures relating to our total debt were as follows:

(Millions of dollars)	December 31, 2021	September 30, 2021
Total debt	$17,424	$17,610

Weighted average cost of total debt	2.5%	2.4%
Total debt as a percentage of total capital*	40.4%	41.0%
*    Represents shareholders’ equity, net non-current deferred income tax liabilities, and debt.

Cash and Short-Term Investments
At December 31, 2021, total worldwide cash and equivalents and short-term investments, including restricted cash, were approximately $2.054 billion. These assets were largely held in jurisdictions outside of the United States. We regularly review the amount of cash and short-term investments held outside of the United States and our historical foreign earnings are used to fund foreign investments or meet foreign working capital and property, plant and equipment expenditure needs. To fund cash needs in the United States, we rely on ongoing cash flow from U.S. operations, access to capital markets and remittances from foreign subsidiaries of earnings that are not considered to be permanently reinvested.
Financing Facilities
We have a five-year senior unsecured revolving credit facility in place which will expire in September 2026. The credit facility provides borrowings of up to $2.75 billion, with separate sub-limits of $100 million for letters of credit and swingline loans. The expiration date of the credit facility may be extended for up to two additional one year periods, subject to certain restrictions (including the consent of the lenders). The credit facility provides that we may, subject to additional commitments by lenders, request an additional $500 million of financing, for a maximum aggregate commitment under the credit facility of up to $3.25 billion. Proceeds from this facility may be used for general corporate purposes. There were no borrowings outstanding under the revolving credit facility at December 31, 2021.
The agreement for our revolving credit facility contains the following financial covenants. We were in compliance with these covenants, as applicable, as of December 31, 2021.
•We are required to have a leverage coverage ratio of no more than:
◦4.25-to-1 as of the last day of each fiscal quarter following the closing of the credit facility; or
◦4.75-to-1 for the four full fiscal quarters following the consummation of a material acquisition.
We also have informal lines of credit outside the United States. We may, from time to time, access the commercial paper market as we manage working capital over the normal course of our business activities. We had no commercial paper borrowings outstanding as of December 31, 2021. Also, over the normal course of our business activities, we transfer certain trade receivable assets to third parties under factoring agreements. Additional disclosures regarding sales of trade receivable assets are provided in Note 11 in the Notes to Condensed Consolidated Financial Statements.

Access to Capital and Credit Ratings
Our corporate credit ratings with the rating agencies Standard & Poor's Ratings Services, Moody's Investor Service and Fitch Ratings at December 31, 2021 were unchanged compared with our ratings at September 30, 2021.
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
Regulatory Matters
FDA Warning Letter
On January 11, 2018, BD received a Warning Letter from the FDA with respect to our former BD Preanalytical Systems ("PAS") unit, citing certain alleged violations of quality system regulations and of law. The Warning Letter states that, until BD resolves the outstanding issues covered by the Warning Letter, the FDA will not clear or approve any premarket submissions for Class III devices to which the non-conformances are reasonably related or grant requests for certificates to foreign governments. BD has worked closely with the FDA and implemented corrective actions to address the quality management system concerns identified in the warning letter. In March 2020, the FDA conducted a subsequent inspection of PAS, which it classified as Voluntary Action Indicated, which means the FDA will not take or recommend any administrative or regulatory action as a result of the unit’s response to the observations associated with the quality management concerns in the inspection. BD continues to work with the FDA to generate additional clinical evidence and file 510(k)s as remaining commitments associated with the Warning Letter. In January 2022, BD received FDA clearance for its BD Vacutainer® ACD Blood Collection Tubes used in immunohematology. The FDA review of these remaining commitments is ongoing and no assurances can be given regarding further action by the FDA as a result of these commitments, including but not limited to action pursuant to the Warning Letter.
Consent Order — Covington, Georgia, USA
On October 28, 2019, BD entered into a consent order with the Environmental Protection Division of the Georgia Department of Natural Resources (the “EPD”), following the filing of a complaint and motion for temporary restraining order by the EPD seeking to enjoin BD from continuing sterilization operations at its Covington, Georgia facility. Under the terms of the consent order, which has been amended two times upon mutual agreement of BD and EPD, BD voluntarily agreed to a number of operational changes at its Covington and Madison, Georgia facilities, as well as at its distribution center in Covington, designed to further reduce ethylene oxide emissions, including but not limited to operating at a reduced capacity until successful implementation of fugitive emission control technology, ongoing ambient air monitoring and operational controls at such facilities. Following submission of data relating to the implementation of these operational changes, BD was permitted to return to normal operations in December 2021 at its facilities in Georgia in accordance with the operating conditions set forth in its permit applications, including a condition to continue ambient air monitoring. However, BD’s sterilization operations in Georgia remain subject to the EPD’s final approval of BD’s permit applications and could be subject to additional restrictions. BD has business continuity plans in place to mitigate the impact of any additional restrictions on our operations at these facilities, although it is possible that these plans will not be able to fully offset such impact, especially considering the reduced capacity of third-party sterilization service providers and the regulatory timelines associated with transferring sterilization operations for regulated products.
At a broader level, several states have increased the regulatory requirements associated with the use and emission of ethylene oxide, the most frequently used sterilant for medical devices and health care products in the U.S. This increased regulation could require BD or sterilization service providers, including providers used by BD, to temporarily suspend operations to install additional fugitive emissions control technology, limit the use of ethylene oxide or take other actions, which would further reduce the available capacity of third-party providers to sterilize medical devices and health care products. A few states have filed lawsuits to require additional air quality controls and expand limitations on the use of ethylene oxide at sterilization facilities. For example, in December 2020, the State of New Mexico filed a lawsuit seeking a temporary restraining order and a preliminary and permanent injunction against a major medical device sterilizer, which sterilizes certain of our surgery products, to reduce ethylene oxide emissions associated with their sterilization process. On the federal level, in late 2019, the U.S. Environmental Protection Agency provided notice that it would be conducting rulemaking to reconsider federal regulations applicable to the use and emission of ethylene oxide. If any such proceedings or rulemaking result in the suspension of sterilization operations at BD or at medical device sterilizers used by BD, or otherwise limit the availability of third-party sterilization capacity, this could interrupt or otherwise adversely impact production of certain of our products. BD has business continuity plans in place to mitigate the impact of any such disruptions, although these plans may not be able to fully offset such impact, for the reasons noted above.
Consent Decree with FDA
As previously reported, our BD AlarisTM infusion pump organizational unit is operating under an amended consent decree entered into by CareFusion (the “Consent Decree”) that includes all infusion pumps manufactured by or for CareFusion 303, Inc., the organizational unit that manufactures and sells AlarisTM infusion pumps in the United States.
Following an inspection that began in March 2020 of our Medication Management Systems facility (CareFusion 303, Inc.) in San Diego, California, the FDA issued to BD a Form 483 Notice (the “Form 483 Notice”) that contains a number of observations of non-conformance with quality system regulations. In addition, in December 2021, the FDA issued to CareFusion 303, Inc. a letter of non-compliance with respect to the Consent Decree (the “Non-Compliance Letter”) stating that, among other things, it had determined that certain of BD’s corrective actions with respect to the Form 483 Notice appeared to be adequate, some were still in progress such that adequacy could not be determined yet, and certain others were not adequate (e.g., complaint handling and corrective and preventive actions (CAPA), design verification and medical device reporting). Per the terms of the Non-Compliance Letter, CareFusion 303, Inc. provided the FDA with a proposed comprehensive corrective action plan and has retained an independent expert to conduct periodic audits of CareFusion 303, Inc. infusion pump facilities over the next four years. CareFusion 303, Inc. will update its corrective action plan to address any observations that may arise during the course of these audits, and these updates, as well as the audit reports, will be shared with FDA in accordance with the terms of the Non-Compliance Letter. The FDA’s review of the items raised in the Form 483 Notice and Non-Compliance Letter remains ongoing, and no assurances can be given regarding further action by the FDA as a result of the observations, including but not limited to action pursuant to the Consent Decree, or that the corrective actions proposed by CareFusion 303, Inc. will be adequate to address these observations. Additionally, we cannot currently predict the amount of additional monetary investment that will be incurred to resolve this matter or the matter’s ultimate impact on our business.
The Consent Decree authorizes the FDA, in the event of any violations in the future, to order us to cease manufacturing and distributing infusion pumps, recall products and take other actions. We may be required to pay damages of $15,000 per day per violation if we fail to comply with any provision of the Consent Decree, up to $15 million per year. We may also be subject to future proceedings and litigation relating to the matters addressed in the Consent Decree, including, but not limited to, additional fines, penalties, other monetary remedies, and expansion of the terms of the Consent Decree.
We are undertaking certain remediation of our BD AlarisTM System, and are currently shipping the product in the United States, only in cases of medical necessity and to remediate recalled software versions. As previously disclosed, we submitted our 510(k) premarket notification to the FDA for the BD Alaris™ System in April 2021. The 510(k) submission is intended to bring the regulatory clearance for the BD Alaris™ System up-to-date, address open recall issues and provide other updates and features, including a new version of BD Alaris™ System software that will provide clinical, operational and cybersecurity updates. We will not be able to fully resume commercial operations for the BD Alaris™ System in the United States until BD’s 510(k) submission relating to the product has been cleared by the FDA. No assurances can be given as to when or if clearance will be obtained from the FDA.
For further discussion of risks relating to the regulations to which we are subject, see Part I, Item 1A, of our 2021 Annual Report on Form 10-K (the “2021 Annual Report”).

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
The following are some important factors that could cause our actual results to differ from our expectations in any forward-looking statements. For further discussion of certain of these factors, see Item 1A. Risk Factors in our 2021 Annual Report.
•Any impact of the COVID-19 pandemic, including resurgences in COVID-19 infections or new strains of the virus, may have on our business, the global economy’s recovery and the global healthcare system, which may include decreases in the demand for our products, disruptions to our operations (including employee absenteeism) or disruptions to our supply chain.
•Factors such as the rate of vaccination, the effectiveness of vaccines against different strains, the rate of infections, and competitive factors that could impact the demand and pricing for our COVID-19 diagnostics testing.
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
•Increases in operating costs, including fluctuations in the cost and availability of oil-based resins and other raw materials, as well as certain components, used in our products, including increases resulting from any transportation issues, product shortages or other disruptions in the global supply chain, inflationary pricing pressure, labor shortages, primarily in the United States, and increased labor costs, the ability to maintain favorable supplier and service arrangements and relationships (particularly with respect to sole-source suppliers and sterilization services), and the potential adverse effects of any disruption in the availability of such items and services.
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
•Difficulties inherent in product development, including the potential inability to successfully continue technological innovation, successfully complete clinical trials, obtain and maintain regulatory approvals and registrations in the United States and abroad, obtain intellectual property protection for our products, obtain coverage and adequate reimbursement for new products, or gain and maintain market approval of products, as well as the possibility of infringement claims by competitors with respect to patents or other intellectual property rights, all of which could preclude or delay commercialization of a product. Delays in obtaining necessary approvals or clearances from the FDA or other regulatory agencies or changes in the regulatory process may also delay product launches and increase development costs.
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
•Product efficacy or safety concerns regarding our products resulting in product holds or recalls, regulatory action on the part of the FDA or foreign counterparts (including restrictions on future product clearances and civil penalties), declining sales and product liability claims, and damage to our reputation. As a result of the CareFusion acquisition, our U.S. infusion pump business is operating under a Consent Decree with the FDA. The Consent Decree authorizes the FDA, in the event of any violations in the future, to order our U.S. infusion pump business to cease manufacturing and distributing products, recall products or take other actions, and order the payment of significant monetary damages if the business subject to the decree fails to comply with any provision of the Consent Decree. We are undertaking certain remediation of our BD AlarisTM System, and are currently shipping the product in the U.S., only in cases of medical necessity and to remediate recalled software versions. We will not be able to fully resume commercial operations for the BD Alaris System in the U.S. until BD’s 510(k) submission relating to the product has been cleared by the FDA. No assurances can be given as to when or if clearance will be obtained from the FDA.
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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in information reported since the end of the fiscal year ended September 30, 2021.
Item 4.    Controls and Procedures
An evaluation was carried out by BD’s management, with the participation of BD’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of BD’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of December 31, 2021. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were, as of the end of the period covered by this report, effective and designed to ensure that material information relating to BD and its consolidated subsidiaries would be made known to them by others within these entities.
There were no changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2021 identified in connection with the above-referenced evaluation that have materially affected, or are reasonably likely to materially affect, BD’s internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1.    Legal Proceedings
We are involved, both as a plaintiff and a defendant, in various legal proceedings which arise in the ordinary course of business, including product liability and environmental matters as set forth in our 2021 Annual Report, and in Note 4 of the Notes to Condensed Consolidated Financial Statements in this report, which is incorporated herein by reference.

Item 1A.    Risk Factors

There have been no material changes to the risk factors previously disclosed in Part I, Item 1A, of our 2021 Annual Report.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
The table below sets forth certain information regarding our purchases of common stock of BD during the quarter ended December 31, 2021.
Issuer Purchases of Equity Securities

For the three months ended December 31, 2021	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
October 1 – 31, 2021 (3)	463,251	$251.87	462,062	753,131
November 1 – 30, 2021	112	243.13	—	10,753,131
December 1 – 31, 2021	—	—	—	10,753,131
Total	463,363	$251.87	462,062	10,753,131
(1)Includes 1,301 shares purchased during the quarter in open market transactions by the trust relating to BD’s Deferred Compensation and Retirement Benefit Restoration Plan and 1996 Directors’ Deferral Plan.
(2)The repurchases were made pursuant to the repurchase program authorized by the Board of Directors on September 24, 2013 for 10 million shares, for which there is no expiration date. In November 2021, the Board of Directors authorized BD to repurchase up to an additional 10 million shares of BD common stock, for which there is also no expiration date.
(3)Includes 462,062 shares received upon final settlement of a $750 million accelerated share repurchase agreement (the “ASR agreement”) executed in August 2021. The total average price paid per share in the table above reflects the volume weighted average price of BD's shares over the term of the ASR agreement. Additional disclosures regarding this transaction are provided in Note 2 of the Notes to Condensed Consolidated Financial Statements in this report.

Item 3.    Defaults Upon Senior Securities
Not applicable.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
Not applicable.
Item 6.    Exhibits

10(a)	2004 Employee and Director Equity-Based Compensation Plan, as amended and restated as of November 23, 2021
22	Subsidiary Issuer of Guaranteed Securities

31	Certifications of Chief Executive Officer and Chief Financial Officer, pursuant to SEC Rule 13a - 14(a).

32	Certifications of Chief Executive Officer and Chief Financial Officer, pursuant to Rule 13a - 14(b) and Section 1350 of Chapter 63 of Title 18 of the U.S. Code.

101	The following materials from this report, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Becton, Dickinson and Company
(Registrant)
Dated: February 3, 2022

/s/ Christopher J. DelOrefice
Christopher J. DelOrefice
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/ Thomas J. Spoerel
Thomas J. Spoerel
Senior Vice President, Controller and Chief Accounting Officer
(Principal Accounting Officer)