Form 10-Q
period 2022-03-31
BECTON DICKINSON & CO
filed 2022-05-05
CIK 10795

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
There were 285,064,629 shares of Common Stock, $1.00 par value, outstanding at March 31, 2022.

BECTON, DICKINSON AND COMPANY
FORM 10-Q
For the quarterly period ended March 31, 2022

ITEM 1. FINANCIAL STATEMENTS
BECTON, DICKINSON AND COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Millions of dollars, except per share data
(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2022	2021	2022	2021
Revenues	$5,011	$4,907	$10,006	$10,223
Cost of products sold	2,706	2,661	5,278	5,244
Selling and administrative expense	1,232	1,148	2,456	2,298
Research and development expense	343	317	673	608
Acquisition-related integration and restructuring expense	28	52	62	102
Other operating expense, net	49	296	70	296
Total Operating Costs and Expenses	4,359	4,473	8,539	8,547
Operating Income	652	434	1,467	1,676
Interest expense	(101)	(124)	(199)	(242)
Interest income	2	2	4	5
Other (expense) income, net	(27)	(8)	(24)	24
Income Before Income Taxes	525	305	1,248	1,462
Income tax provision	71	6	117	160
Net Income	454	299	1,131	1,302
Preferred stock dividends	(23)	(23)	(45)	(45)
Net income applicable to common shareholders	$431	$277	$1,086	$1,257

Basic Earnings per Share	$1.51	$0.95	$3.81	$4.32
Diluted Earnings per Share	$1.50	$0.94	$3.78	$4.28
Dividends per Common Share	$0.87	$0.83	$1.74	$1.66
Amounts may not add due to rounding.
See notes to condensed consolidated financial statements

BECTON, DICKINSON AND COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Millions of dollars
(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2022	2021	2022	2021
Net Income	$454	$299	$1,131	$1,302
Other Comprehensive Income (Loss), Net of Tax
Foreign currency translation adjustments	78	(15)	119	50
Defined benefit pension and postretirement plans	11	16	21	58
Cash flow hedges	44	83	37	111
Other Comprehensive Income, Net of Tax	133	85	178	219
Comprehensive Income	$586	$384	$1,309	$1,521
Amounts may not add due to rounding.
See notes to condensed consolidated financial statements

BECTON, DICKINSON AND COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
Millions of dollars

	March 31, 2022	September 30, 2021
Assets	(Unaudited)
Current Assets:
Cash and equivalents	$3,147	$2,283
Restricted cash	173	109
Short-term investments	15	12
Trade receivables, net	2,303	2,497
Inventories:
Materials	708	641
Work in process	413	402
Finished products	2,137	1,823
	3,258	2,866
Prepaid expenses and other	1,256	1,072
Total Current Assets	10,152	8,838
Property, Plant and Equipment	13,193	12,942
Less allowances for depreciation and amortization	6,788	6,549
Property, Plant and Equipment, Net	6,406	6,393
Goodwill	24,096	23,901
Developed Technology, Net	9,044	9,417
Customer Relationships, Net	2,681	2,818
Other Intangibles, Net	542	548
Other Assets	1,866	1,952
Total Assets	$54,786	$53,866
Liabilities and Shareholders’ Equity
Current Liabilities:
Current debt obligations	$1,051	$500
Payables, accrued expenses and other current liabilities	5,605	6,126
Total Current Liabilities	6,657	6,626
Long-Term Debt	17,584	17,110
Long-Term Employee Benefit Obligations	1,048	1,228
Deferred Income Taxes and Other Liabilities	4,973	5,225
Commitments and Contingencies (See Note 4)
Shareholders’ Equity
Preferred stock	2	2
Common stock	365	365
Capital in excess of par value	19,495	19,272
Retained earnings	14,416	13,826
Deferred compensation	24	23
Treasury stock	(7,866)	(7,723)
Accumulated other comprehensive loss	(1,910)	(2,088)
Total Shareholders’ Equity	24,525	23,677
Total Liabilities and Shareholders’ Equity	$54,786	$53,866
Amounts may not add due to rounding.
See notes to condensed consolidated financial statements

BECTON, DICKINSON AND COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Millions of dollars
(Unaudited)

	Six Months Ended March 31,
	2022	2021
Operating Activities
Net income	$1,131	$1,302
Adjustments to net income to derive net cash provided by operating activities:
Depreciation and amortization	1,114	1,113
Share-based compensation	140	138
Deferred income taxes	(80)	(120)
Change in operating assets and liabilities	(950)	55
Pension obligation	(136)	45
Product liability-related charge	—	296
Other, net	(101)	(109)
Net Cash Provided by Operating Activities	1,118	2,721
Investing Activities
Capital expenditures	(415)	(499)
Acquisitions, net of cash acquired	(450)	(179)
Other, net	(124)	(186)
Net Cash Used for Investing Activities	(990)	(863)
Financing Activities
Proceeds from long-term debt	—	1,715
Proceeds from debt issued in connection with the spin-off (see Note 12)	1,424	—
Payments of debt	(2)	(1,998)
Dividends paid	(541)	(528)
Other, net	(76)	(82)
Net Cash Provided by (Used for) Financing Activities	804	(893)
Effect of exchange rate changes on cash and equivalents and restricted cash	(4)	17
Net increase in cash and equivalents and restricted cash	928	981
Opening Cash and Equivalents and Restricted Cash	2,392	2,917
Closing Cash and Equivalents and Restricted Cash	$3,320	$3,898
Amounts may not add due to rounding.
See notes to condensed consolidated financial statements

BECTON, DICKINSON AND COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
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
Spin-Off of Diabetes Care Business
On April 1, 2022, the Company completed the spin-off of its Diabetes Care business as a separate publicly traded company named Embecta Corp. (“Embecta”) through a distribution of Embecta’s publicly traded common stock to BD’s shareholders of record as of the close of business on March 22, 2022 (the “record date”). The Company distributed one share of Embecta common stock for every five common shares of BD outstanding as of the record date. Shareholders received cash in lieu of fractional shares of Embecta common stock. The spin-off is expected to qualify as a tax-free transaction for U.S. federal income tax purposes. Embecta is an independent, publicly traded company focused on diabetes management, and BD retains no ownership interest. Embecta’s common stock is listed on NASDAQ under the ticker symbol “EMBC”. The historical financial results of Embecta are included in these condensed consolidated financial statements. Subsequent to the spin-off, and in future filings, the historical results of the Diabetes Care business will be reflected as discontinued operations in the Company’s consolidated financial statements. Disclosures pertaining to Embecta’s issuance of debt in connection with the spin-off are provided in Note 12.
In connection with the spin-off, the Company and Embecta entered into various agreements to effect the spin-off and provide a framework for the relationship between the Company and Embecta after the spin-off. Such agreements include the separation and distribution agreement, as well as the following ongoing agreements: a cannula supply agreement, an intellectual property matters agreement, a transition services agreement, manufacturing and supply agreements, a lease agreement, a distribution agreement to support commercial operations, a logistics services agreement and other agreements including an employee matters agreement and a tax matters agreement. Under these agreements the Company will continue to provide certain products and services to Embecta following the spin-off.

Note 2 – Shareholders' Equity
Changes in certain components of shareholders' equity for the first two quarters of fiscal years 2022 and 2021 were as follows:

	Common Stock Issued at Par Value	Capital in Excess of Par Value	Retained Earnings	Deferred Compensation	Treasury Stock
(Millions of dollars)					Shares (in thousands)	Amount
Balance at September 30, 2021	$365	$19,272	$13,826	$23	(80,164)	$(7,723)
Net income	—	—	677	—	—	—
Common dividends ($0.87 per share)	—	—	(248)	—	—	—
Preferred dividends	—	—	(23)	—	—	—
Common stock issued for share-based compensation and other plans, net	—	(71)	—	—	762	19
Share-based compensation	—	83	—	—	—	—
Common stock held in trusts, net (a)	—	—	—	—	(5)	—
Repurchase of common stock (b)	—	150	—	—	(462)	(150)
Balance at December 31, 2021	$365	$19,435	$14,233	$24	(79,869)	$(7,855)
Net income	—	—	454	—	—	—
Common dividends ($0.87 per share)	—	—	(248)	—	—	—
Preferred dividends	—	—	(23)	—	—	—
Common stock issued for share-based compensation and other plans, net	—	(21)	—	1	284	14
Share-based compensation	—	56	—	—	—	—
Common stock held in trusts, net (a)	—	24	—	—	9	(24)
Balance at March 31, 2022	$365	$19,495	$14,416	$24	(79,575)	$(7,866)

	Common Stock Issued at Par Value	Capital in Excess of Par Value	Retained Earnings	Deferred Compensation	Treasury Stock
(Millions of dollars)					Shares (in thousands)	Amount
Balance at September 30, 2020	$365	$19,270	$12,791	$23	(74,623)	$(6,138)
Net income	—	—	1,003	—	—	—
Common dividends ($0.83 per share)	—	—	(242)	—	—	—
Preferred dividends	—	—	(23)	—	—	—
Common stock issued for share-based compensation and other plans, net	—	(53)	—	—	549	2
Share-based compensation	—	83	—	—	—	—
Common stock held in trusts, net (a)	—	—	—	—	(7)	—
Effect of change in accounting principles	—	—	(9)	—	—	—
Balance at December 31, 2020	$365	$19,301	$13,522	$23	(74,080)	$(6,136)
Net income	—	—	299	—	—	—
Common dividends ($0.83 per share)	—	—	(242)	—	—	—
Preferred dividends	—	—	(23)	—	—	—
Common stock issued for share-based compensation and other plans, net	—	(15)	—	—	234	4
Share-based compensation	—	55	—	—	—	—
Common stock held in trusts, net (a)	—	—	—	—	23	—
Balance at March 31, 2021	$365	$19,341	$13,557	$23	(73,821)	$(6,132)
(a)Common stock held in trusts consists of the Company’s shares held in rabbi trusts in connection with deferred compensation under the Company’s employee salary and bonus deferral plan and directors’ deferral plan. During the second quarter of fiscal year 2022, the common stock held in trusts was temporarily replaced with the Company’s Series C preferred shares to adhere to trust requirements until the Company’s spin-off of its Diabetes Care business was completed on April 1, 2022.

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
The components and changes of Accumulated other comprehensive income (loss) for the first two quarters of fiscal years 2022 and 2021 were as follows:

(Millions of dollars)	Total	Foreign Currency Translation	Benefit Plans	Cash Flow Hedges
Balance at September 30, 2021	$(2,088)	$(1,292)	$(784)	$(10)
Other comprehensive income (loss) before reclassifications, net of taxes	34	41	—	(7)
Amounts reclassified into income, net of taxes	11	—	11	—
Balance at December 31, 2021	$(2,043)	$(1,251)	$(774)	$(17)
Other comprehensive income before reclassifications, net of taxes	122	78	—	44
Amounts reclassified into income, net of taxes	11	—	11	—
Balance at March 31, 2022	$(1,910)	$(1,173)	$(763)	$28

(Millions of dollars)	Total	Foreign Currency Translation	Benefit Plans	Cash Flow Hedges
Balance at September 30, 2020	$(2,548)	$(1,416)	$(1,040)	$(91)
Other comprehensive income before reclassifications, net of taxes	115	64	24	27
Amounts reclassified into income, net of taxes	19	—	18	2
Balance at December 31, 2020	$(2,414)	$(1,352)	$(998)	$(62)
Other comprehensive income (loss) before reclassifications, net of taxes	64	(15)	—	78
Amounts reclassified into income, net of taxes	21	—	16	5
Balance at March 31, 2021	$(2,329)	$(1,367)	$(982)	$21
The amounts of foreign currency translation recognized in other comprehensive income during the three and six months ended March 31, 2022 and 2021 included net gains (losses) relating to net investment hedges. Other comprehensive income relating to benefit plans during the three months ended December 31, 2020 represented a net gain recognized as a result of the Company’s remeasurement, as of October 31, 2020, of the legacy Bard U.S. defined pension benefit plan upon its merger with the BD defined benefit cash balance pension plan in the first quarter of fiscal year 2021. The amounts recognized in other comprehensive income relating to cash flow hedges during the three and six months ended March 31, 2022 and 2021 are primarily related to forward starting interest rate swaps. Additional disclosures regarding amounts the Company recognized in other comprehensive income relating to cash flow hedges during the three and six months ended March 31, 2022 and 2021 are provided in Note 10.
The tax impacts for amounts recognized in other comprehensive income (loss) before reclassifications and for reclassifications out of Accumulated other comprehensive income (loss) relating to benefit plans and cash flow hedges during the three and six months ended March 31, 2022 and 2021 were immaterial to the Company's consolidated financial results.

Note 3 – Earnings per Share
The weighted average common shares used in the computations of basic and diluted earnings per share (shares in thousands) were as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2022	2021	2022	2021
Average common shares outstanding	285,243	291,095	284,961	290,839
Dilutive share equivalents from share-based plans	2,003	2,452	2,215	2,660
Dilutive share equivalents from Series C preferred shares (a)	53	—	26	—
Average common and common equivalent shares outstanding – assuming dilution	287,299	293,547	287,202	293,499

Share equivalents excluded from the diluted shares outstanding calculation:
Mandatory convertible preferred stock (b)	5,639	6,169	5,639	6,169
Share-based plans (c)	—	773	676	773
(a)Represents dilutive share equivalents from Series C preferred shares that temporarily replaced shares of common stock held in trusts to adhere to trust requirements until the Company’s spin-off of its Diabetes Care business on April 1, 2022 was completed.
(b)Excluded from the diluted shares outstanding calculation because the result would have been antidilutive.
(c)Excluded from the diluted earnings per share calculation as the exercise prices of these awards were greater than the average market price of the Company’s common shares.
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
Product Liability Matters
As of March 31, 2022, the Company is defending approximately 28,590 product liability claims involving the Company’s line of hernia repair devices (collectively, the “Hernia Product Claims”). The majority of those claims are currently pending in a coordinated proceeding in Rhode Island State Court (“RI”) and in a federal multi-district litigation (“MDL”) established in the Southern District of Ohio, but claims are also pending in other state and/or federal court jurisdictions. In addition, those claims include multiple putative class actions in Canada. Generally, the Hernia Product Claims seek damages for personal injury allegedly resulting from use of the products. From time to time, the Company engages in resolution discussions with plaintiffs’ law firms regarding certain of the Hernia Product Claims, but the Company also intends to vigorously defend Hernia Product Claims that do not settle, including through litigation.
•The first bellwether trial in the hernia MDL resulted in a complete defense verdict in favor of the Company in September 2021 after over five weeks of trial.
•The second hernia MDL bellwether resulted in a $255 thousand verdict in April 2022 after four weeks of trial.
Trials are currently scheduled in various state and/or federal courts, including one currently scheduled for June 2022 in RI. The Company expects additional trials of Hernia Product Claims to take place over the next 12 months.

The Company also continues to be a defendant in certain other mass tort litigation. As of March 31, 2022, the Company is defending product liability claims involving the Company’s line of pelvic mesh products, the majority of which are pending in various federal court jurisdictions and in a coordinated proceeding in New Jersey Superior Court. Also, as of March 31, 2022, the Company is defending product liability claims involving the Company’s line of inferior vena cava (“IVC”) filter products. The majority of those claims are pending in various federal court jurisdictions after having been remanded from the MDL in the United States District Court for the District of Arizona.
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
Other Legal Matters
On February 27, 2020, a putative class action captioned Kabak v. Becton, Dickinson and Company, et al., Civ. No. 2:20-cv-02155 (SRC) (CLW), now captioned Industriens Pensionsforsikring v. Becton, Dickinson and Company, et al., was filed in the U.S. District Court for the District of New Jersey against the Company and certain of its officers. The complaint, which purports to be brought on behalf of all persons (other than defendants) who purchased or otherwise acquired the Company's common stock from November 5, 2019 through February 5, 2020, asserts claims for purported violations of Sections 10 and 20 of the Securities Exchange Act of 1934 and Securities and Exchange Commission (“SEC”) Rule 10b-5 promulgated thereunder, and seeks, among other things, damages and costs. The complaint alleges that defendants concealed certain material information regarding AlarisTM infusion pumps, allegedly rendering certain public statements about the Company’s business, operations and prospects false or misleading, thereby allegedly causing investors to purchase stock at an inflated price. The plaintiff filed a second amended complaint to add certain additional factual allegations on February 3, 2021. This complaint was dismissed on the Company’s motion on September 15, 2021. The court’s dismissal order, however, gave plaintiff an opportunity to replead, which it did on October 29, 2021. The Company moved to dismiss the newly amended pleading on December 16, 2021. That motion is fully briefed and pending. The Company believes that these allegations are without merit and it intends to defend itself vigorously.
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
In May 2017, the Company was sued by a competitor in the Northern District of New York, alleging antitrust violations related to certain aspects of the Company’s medical delivery solutions business in a case captioned AngioDynamics, Inc. v. C. R. Bard, Inc. et al., Civ. No. 1:17-CV-0598. Motion practice in the case is ongoing. The Company believes it has meritorious defenses and is vigorously defending the case, which has been set for trial on July 5, 2022.
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
In September 2021, the Company was served with a complaint from the New Mexico Attorney General, alleging violations of the state’s consumer protection laws in connection with the sales and marketing of its IVC filters. The Company filed its motion to dismiss on December 27, 2021, and intends to vigorously defend itself in the litigation. As the case is in its early stages, the Company cannot anticipate the timing, scope, outcome or possible impact at present.
In July 2021, the Company became aware of lawsuits that had been filed against it in state and federal court in Georgia. The suits were filed by plaintiffs who reside near Company facilities in Covington, GA, where ethylene oxide (“EtO”) sterilization activities take place. There are currently approximately 210 of such suits. The claims allege a variety of injuries, including but not limited to multiple types of cancer, allegedly attributable to exposure to EtO in the ambient air. The Company has meritorious defenses and intends to defend itself vigorously.
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
The Company is a potentially responsible party to a number of federal administrative proceedings in the United States brought under the Comprehensive Environment Response, Compensation and Liability Act, also known as “Superfund,” and similar state laws. We also are subject to administrative proceedings under environmental laws in jurisdictions outside the U.S. The affected sites are in varying stages of development. In some instances, the remedy has been completed, while in others, environmental studies are underway or commencing. For several sites, there are other potentially responsible parties that may be jointly or severally liable to pay all or part of cleanup costs. While it is not feasible to predict the outcome of these proceedings, based upon the Company’s experience, current information and applicable law, the Company does not expect these proceedings to have a material adverse effect on its consolidated results of operations and/or consolidated cash flows.
Litigation Accruals
The Company regularly monitors and evaluates the status of product liability and other legal matters, and may, from time-to-time, engage in settlement and mediation discussions taking into consideration developments in the matters and the risks and uncertainties surrounding litigation. These discussions could result in settlements of one or more of these claims at any time.
Accruals for the Company's product liability claims which are discussed above, as well as the related legal defense costs, amounted to approximately $2.3 billion and $2.5 billion at March 31, 2022 and September 30, 2021, respectively. These accruals are largely recorded within Deferred Income Taxes and Other Liabilities on the Company's condensed consolidated balance sheets.
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
The Company's gross revenues are subject to a variety of deductions which are recorded in the same period that the underlying revenues are recognized. Such variable consideration includes rebates, sales discounts and sales returns. The Company’s rebate liability at March 31, 2022 and September 30, 2021 was $585 million and $576 million, respectively. The impact of other forms of variable consideration, including sales discounts and sales returns, is not material to the Company's revenues.
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
Remaining Performance Obligations
The Company's obligations relative to service contracts and pending installations of equipment, primarily in the Company's Medication Management Solutions unit, represent unsatisfied performance obligations of the Company. The revenues under existing contracts with original expected durations of more than one year, which are attributable to products and/or services that have not yet been installed or provided are estimated to be approximately $2.2 billion at March 31, 2022. The Company expects to recognize the majority of this revenue over the next three years.
Within the Company's Medication Management Solutions, Medication Delivery Solutions, Integrated Diagnostic Solutions, and Biosciences units, some contracts also contain minimum purchase commitments of reagents or other consumables and the future sales of these consumables represent additional unsatisfied performance obligations of the Company. The revenue attributable to the unsatisfied minimum purchase commitment-related performance obligations, for contracts with original expected durations of more than one year, is estimated to be approximately $2.4 billion at March 31, 2022.  This revenue will be recognized over the customer relationship periods.
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

	Three Months Ended March 31,
(Millions of dollars)	2022			2021
	United States	International	Total	United States	International	Total
Medical
Medication Delivery Solutions	$588	$450	$1,038	$531	$468	$999
Medication Management Solutions	461	143	604	440	126	566
Diabetes Care	140	133	273	148	135	284
Pharmaceutical Systems	125	376	501	100	361	462
Total segment revenues	$1,314	$1,102	$2,416	$1,220	$1,091	$2,311

Life Sciences
Integrated Diagnostic Solutions	$618	$532	$1,150	$454	$807	$1,261
Biosciences	129	206	335	121	204	325
Total segment revenues	$747	$738	$1,485	$576	$1,010	$1,586

Interventional
Surgery	$268	$72	$340	$227	$65	$292
Peripheral Intervention	240	210	450	222	198	420
Urology and Critical Care	239	82	320	217	82	298
Total segment revenues	$746	$364	$1,111	$666	$345	$1,011

Total Company revenues	$2,807	$2,204	$5,011	$2,462	$2,446	$4,907

	Six Months Ended March 31,
(Millions of dollars)	2022			2021
	United States	International	Total	United States	International	Total
Medical
Medication Delivery Solutions	$1,207	$915	$2,122	$1,099	$908	$2,006
Medication Management Solutions	945	286	1,231	917	278	1,196
Diabetes Care	291	271	561	298	271	569
Pharmaceutical Systems	228	670	898	180	621	801
Total segment revenues	$2,671	$2,142	$4,813	$2,494	$2,078	$4,572

Life Sciences
Integrated Diagnostic Solutions	$1,232	$1,062	$2,295	$1,469	$1,459	$2,928
Biosciences	258	416	674	241	396	637
Total segment revenues	$1,490	$1,478	$2,968	$1,710	$1,855	$3,565

Interventional
Surgery	$549	$152	$701	$489	$135	$624
Peripheral Intervention	457	407	863	454	392	846
Urology and Critical Care	492	168	661	445	171	616
Total segment revenues	$1,498	$727	$2,225	$1,388	$698	$2,086

Total Company revenues	$5,659	$4,347	$10,006	$5,592	$4,631	$10,223

Segment income for the three and six-month periods was as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
(Millions of dollars)	2022	2021	2022	2021
Income Before Income Taxes
Medical (a)	$615	$634	$1,331	$1,300
Life Sciences	475	548	1,009	1,521
Interventional	280	209	544	511
Total Segment Operating Income	1,370	1,392	2,884	3,331
Integration and restructuring expense	(28)	(52)	(62)	(102)
Net interest expense	(100)	(122)	(195)	(238)
Other unallocated items (b)	(717)	(913)	(1,378)	(1,529)
Total Income Before Income Taxes	$525	$305	$1,248	$1,462
(a)The amounts for the three and six months ended March 31, 2022 include a noncash asset impairment charge of $54 million recorded to Cost of products sold in the Medical segment.
(b)Primarily comprised of foreign exchange, certain general and administrative expenses and share-based compensation expense. The amounts for the three and six months ended March 31, 2021 also included pre-tax charges of $296 million recorded to Other operating expense, net related to certain product liability matters, including the related legal defense costs, which are further discussed in Note 4.
Note 7 – Benefit Plans
The Company has defined benefit pension plans covering certain employees in the United States and certain international locations. The measurement date used for these plans is September 30.
Net pension cost included the following components for the three and six-month periods:

	Three Months Ended March 31,		Six Months Ended March 31,
(Millions of dollars)	2022	2021	2022	2021
Service cost	$34	$36	$69	$79
Interest cost	19	17	38	37
Expected return on plan assets	(46)	(41)	(94)	(89)
Amortization of prior service credit	(4)	(3)	(8)	(7)
Amortization of loss	15	23	31	50
Settlements	1	—	6	—
Net pension cost	$18	$32	$42	$69
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

Note 8 – Business Restructuring Charges
The Company incurred restructuring costs during the six months ended March 31, 2022, primarily in connection with the Company's simplification and other cost saving initiatives, which were largely recorded within Acquisition-related integration and restructuring expense. These simplification and other costs saving initiatives are focused on reducing complexity, enhancing product quality, refining customer experience, and improving cost efficiency across all of the Company’s segments. Restructuring liability activity for the six months ended March 31, 2022 was as follows:

(Millions of dollars)	Employee Termination	Other	Total
Balance at September 30, 2021	$14	$5	$19
Charged to expense	4	30	34
Cash payments	(6)	(32)	(38)
Balance at March 31, 2022	$12	$3	$15

Note 9 – Intangible Assets
Intangible assets consisted of:

	March 31, 2022			September 30, 2021
(Millions of dollars)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets
Developed technology	$14,535	$(5,491)	$9,044	$14,399	$(4,983)	$9,417
Customer relationships	4,686	(2,005)	2,681	4,658	(1,839)	2,818
Product rights	115	(82)	33	123	(83)	40
Trademarks	408	(146)	262	409	(137)	271
Patents and other	543	(343)	200	533	(342)	191
Amortized intangible assets	$20,287	$(8,067)	$12,220	$20,122	$(7,385)	$12,737
Unamortized intangible assets
Acquired in-process research and development	$44			$44
Trademarks	2			2
Unamortized intangible assets	$46			$46
Intangible amortization expense for the three months ended March 31, 2022 and 2021 was $352 million and $350 million, respectively. Intangible amortization expense for the six months ended March 31, 2022 and 2021 was $707 million and $698 million, respectively.
The following is a reconciliation of goodwill by business segment:

(Millions of dollars)	Medical	Life Sciences	Interventional	Total
Goodwill as of September 30, 2021	$10,255	$836	$12,810	$23,901
Acquisitions (a)	—	71	205	276
Purchase price allocation adjustments	—	—	(2)	(2)
Currency translation	(32)	(6)	(42)	(80)
Goodwill as of March 31, 2022	$10,223	$902	$12,971	$24,096
(a)Represents goodwill recognized relative to certain acquisitions which were not material individually or in the aggregate.

Note 10 – Derivative Instruments and Hedging Activities
The Company uses derivative instruments to mitigate certain exposures. The Company does not enter into derivative financial instruments for trading or speculative purposes. The effects these derivative instruments and hedged items had on the Company’s balance sheets and the fair values of the derivatives outstanding at March 31, 2022 and September 30, 2021 were not material. The effects on the Company’s financial performance and cash flows are provided below.
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
The notional amounts of the Company’s foreign currency-related derivative instruments as of March 31, 2022 and September 30, 2021 were as follows:

(Millions of dollars)	Hedge Designation	March 31, 2022	September 30, 2021
Foreign exchange contracts (a)	Undesignated	$1,486	$2,735
Foreign currency-denominated debt (b)	Net investment hedges	2,419	2,543
Cross-currency swaps (c)	Net investment hedges	1,958	1,958
(a)Represent hedges of transactional foreign exchange exposures resulting primarily from intercompany payables and receivables. Gains and losses on these instruments are recognized immediately in income. These gains and losses are largely offset by gains and losses on the underlying hedged items, as well as the hedging costs associated with the derivative instruments. Net amounts recognized in Other (expense) income, net, during the three and six months ended March 31, 2022 and 2021 were immaterial to the Company's consolidated financial results.
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
Net gains (losses) recorded to Accumulated other comprehensive income (loss) relating to the Company's net investment hedges for the three and six-month periods were as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
(Millions of dollars)	2022	2021	2022	2021
Foreign currency-denominated debt	$45	$35	$94	$(21)
Cross-currency swaps	16	40	$46	$(84)
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
Changes in the fair value of the interest rate swaps designated as cash flow hedges (i.e., hedging the exposure to variability in expected future cash flows that is attributable to a particular risk) are recorded in Other comprehensive income (loss). If interest rate derivatives designated as cash flow hedges are terminated, the balance in Accumulated other comprehensive income (loss)

attributable to those derivatives is reclassified into earnings, within Interest expense, over the remaining life of the hedged debt. The amounts reclassified from accumulated other comprehensive income relating to cash flow hedges during the three and six months ended March 31, 2022 and 2021, as well as the amounts expected to be reclassified within the next 12 months, are not material to the Company's consolidated financial results.
The Company recorded net after-tax gains of $43 million and $78 million during the three months ended March 31, 2022 and 2021, respectively, and $39 million and $105 million during the six months ended March 31, 2022 and 2021, respectively, in Other comprehensive income relating to interest rate hedges.
For interest rate swaps designated as fair value hedges (i.e., hedges against the exposure to changes in the fair value of an asset or a liability or an identified portion thereof that is attributable to a particular risk), changes in the fair value of the interest rate swaps offset changes in the fair value of the fixed rate debt due to changes in market interest rates. Amounts recorded during the three and six months ended March 31, 2022 and 2021 were immaterial to the Company's consolidated financial results.
The notional amounts of the Company’s interest rate-related derivative instruments as of March 31, 2022 and September 30, 2021 were as follows:

(Millions of dollars)	Hedge Designation	March 31, 2022	September 30, 2021
Interest rate swaps (a)	Fair value hedges	$700	$700
Forward starting interest rate swaps (b)	Cash flow hedges	1,000	1,000
(a)Represents fixed-to-floating interest rate swap agreements the Company entered into to convert the interest payments on certain long-term notes from the fixed rate to a floating interest rate based on LIBOR.
(b)Represents interest rate derivatives entered into to mitigate exposure to interest rate risk related to future debt issuances.
Other Risk Exposures
The Company purchases resins, which are oil-based components used in the manufacture of certain products. Significant increases in world oil prices that lead to increases in resin purchase costs could impact future operating results. From time to time, the Company has managed price risks associated with these commodity purchases through commodity derivative forward contracts. The Company's outstanding commodity derivative forward contracts at March 31, 2022 were immaterial to the Company's consolidated financial results and the Company had no outstanding commodity derivative forward contracts at September 30, 2021.

Note 11 – Financial Instruments and Fair Value Measurements
The following reconciles cash and equivalents and restricted cash reported within the Company's consolidated balance sheets at March 31, 2022 and September 30, 2021 to the total of these amounts shown on the Company's consolidated statements of cash flows:

(Millions of dollars)	March 31, 2022	September 30, 2021
Cash and equivalents	$3,147	$2,283
Restricted cash	173	109
Cash and equivalents and restricted cash	$3,320	$2,392
Cash equivalents consist of all highly liquid investments with a maturity of three months or less at time of purchase. Restricted cash consists of cash restricted from withdrawal and usage except for certain product liability matters.
The fair values of the Company’s financial instruments are as follows:

(Millions of dollars)	Basis of fair value measurement	March 31, 2022	September 30, 2021
Institutional money market accounts and ultra-short bond fund (a)	Level 1	$609	$200
Current portion of long-term debt (b)	Level 2	1,056	503
Long-term debt (b)	Level 2	17,576	18,537
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
Nonrecurring Fair Value Measurements
In the second quarter of fiscal year 2022, the Company recorded a noncash asset impairment charge of $54 million to Cost of products sold in the Medical segment. In the first quarter of fiscal year 2021, the Company recorded charges to Cost of products sold of $34 million to write down the carrying value of certain fixed assets. The amounts recognized were recorded to adjust the carrying amount of assets to the assets' fair values, which were estimated, based upon a market participant's perspective, using Level 3 inputs, including values estimated using the income approach.
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

	Three Months Ended March 31,		Six Months Ended March 31,
(Millions of dollars)	2022	2021	2022	2021
Trade receivables transferred to third parties under factoring arrangements	$323	$364	$478	$856

	March 31, 2022	September 30, 2021
Amounts yet to be collected and remitted to the third parties	$237	$130

Note 12 – Debt
In February 2022, Embecta, as a wholly-owned subsidiary of the Company, issued $500 million of 5.000% senior secured notes due February 15, 2030, in advance of the Company’s spin-off of Embecta, which is further discussed in Note 1.
After the spin-off was effective on April 1, 2022, $200 million of 6.750% senior secured notes issued by Embecta and due February 15, 2030 were exchanged for $199 million of the aggregate principal amount outstanding on the Company’s Floating Rate Notes due June 6, 2022, which were purchased through a tender offer. The carrying value of the long-term notes tendered was $199 million, and the Company recognized a loss on this debt extinguishment of $2 million, which will be recorded in the third quarter of fiscal year 2022 within Other (expense) income, net, on the Company’s condensed consolidated statements of income.
Also in connection with the spin-off, on March 31, 2022 Embecta issued a senior secured term loan facility with an aggregate principal amount of $950 million and a senior secured revolving credit facility providing borrowings of up to $500 million that was undrawn at March 31, 2022 and at the spin-off date.
The borrowings from the 5.000% senior secured notes due February 15, 2030 and the senior secured term loan facility were included within the Company's condensed consolidated balance sheet at March 31, 2022. The senior secured notes and credit agreement for the term loan and revolving credit facilities were guaranteed on an unsecured, unsubordinated basis solely by the Company prior to the spin-off date. The Company’s guarantees automatically and unconditionally terminated upon the consummation of the spin-off on April 1, 2022.
On March 31, 2022, Embecta used a portion of the proceeds from the financing transactions discussed above to make a cash distribution of approximately $1.266 billion to the Company. On April 1, 2022, an additional $197 million was distributed to the Company through the exchange of the senior secured notes discussed above.

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
BD’s Spin-Off of Diabetes Care
Subsequent to the end of our second quarter, on April 1, 2022, BD completed the separation and distribution of Embecta, formerly BD's Diabetes Care business, into a separate, publicly-traded company. Additional disclosures regarding our spin-off of the Diabetes Care business are provided in Note 1 in the Notes to Condensed Consolidated Financial Statements.
Key Trends Affecting Results of Operations
As noted above, our products are manufactured and sold worldwide, which exposes our operations, supply chain and suppliers to various global macroeconomic factors. The factors which are currently most impactful to our operating results include the following:
•Inflation, which has increased the costs of raw materials, components, labor, energy, and logistical services;
•Availability of skilled labor, global energy sources, raw materials and electrical components; and
•Constrained logistics capacity related to the movement of goods around the globe.
The shortages of certain raw materials and components, delays in global transportation and the scarcity of labor in our manufacturing facilities are contributing to product backlogs and increasing our lead times in some of our product lines. During our fiscal year 2022, significant inflationary pressures are impacting our supply chain costs in certain areas. Our raw material and freight costs have been particularly impacted and these increased costs are pressuring our operating expenses and the costs of our investments. We are mitigating these inflationary pressures through the following:
•Driving strategic procurement initiatives to leverage alternatives sources of raw material and transportation;
•Intensifying continuous improvement programs in our manufacturing and distribution facilities;
•Continuing strategic rationalization programs across multiple product lines as part of our simplification strategy; and
•Optimizing our sales through product allocation and price initiatives.
The COVID-19 pandemic continues to drive volatility in global economic conditions as governments around the world implement various measures to slow and control the ongoing spread of the virus. Resurgences in COVID-19 infections or new strains of the virus may affect the prioritization of acute and non-acute healthcare utilization, which may temporarily weaken future demand for certain of our products. The pandemic has also contributed to the inflationary pressures and supply chain disruptions discussed above and these challenges could persist if governments continue to impose lockdowns, quarantine requirements and other restrictions in order to control rates of COVID-19 infections, such as in China. Additionally, the pandemic has escalated challenges that existed for global healthcare systems prior to the pandemic, such as staffing shortages, including nursing shortages, and budget constraints.

While resurgences of COVID-19 infections have continued to occur in various countries around the world, demand for our SARS-CoV-2 diagnostics tests and injection devices used for COVID-19 vaccinations has declined from levels reached during the highest peaks in COVID-19 infections. As discussed below, our second quarter fiscal year 2022 revenues in our Life Sciences segment reflected sales related to COVID-19-only diagnostic testing on the BD VeritorTM Plus and BD MaxTM Systems of $214 million, compared with revenues from such testing products in the prior-year period of $474 million. During the second quarter of fiscal year 2022, revenues in our Life Sciences segment benefited from high demand for our new combination influenza/COVID-19 testing assays.
Geopolitical conditions may also impact our operations. Our operations in Russia and Ukraine are not material to our financial results, and as such, the conflict between Russia and Ukraine has not materially impacted our results of operations to date. However, the continuation of the Russia-Ukraine military conflict and/or an escalation of the conflict beyond its current scope may weaken the global economy and could result in additional inflationary pressures and supply chain constraints.
Due to the significant uncertainty that exists relative to the duration and overall impact of the macroeconomic factors discussed above, our future operating performance, particularly in the short-term, may be subject to volatility. The impacts of macroeconomic conditions on our business, results of operations, financial condition and cash flows is dependent on certain factors, including those discussed in Item 1A. Risk Factors in this report and in our 2021 Annual Report on Form 10-K (the “2021 Annual Report”).
Overview of Financial Results and Financial Condition
For the three months ended March 31, 2022, worldwide revenues of $5.011 billion increased 2.1% from the prior-year period. This increase reflected the following impacts:

Increase (decrease) in current-period revenues
Volume	7.3%
Period-over-period decline in revenues related to COVID-19-only testing	(5.2)%
Pricing	1.8%
Foreign currency translation	(1.8)%
Increase in revenues from the prior-year period	2.1%
.
As noted above, our second quarter fiscal year 2022 revenues reflected sales related to COVID-19-only diagnostic testing on the BD VeritorTM Plus and BD MaxTM Systems of $214 million, compared with revenues from testing products in the prior-year period of $474 million.
Volume growth in the second quarter of fiscal year 2022 was driven by demand for our core products and reflected the following:
•Medical segment revenues reflected strong demand in the Medication Delivery Solutions, Medication Management Solutions and Pharmaceutical Systems units.
•The Life Sciences segment revenues reflected strong demand for core products in both units.
•Interventional segment revenues reflected strong demand across all units, as well as a favorable comparison to the prior-year period decline in revenues which resulted from resurgences in COVID-19 infections.
Our BD 2025 strategy for growth is anchored in three pillars: grow, simplify and empower. As we execute this strategy, we continue to invest in research and development, strategic tuck-in acquisitions, geographic expansion, and new product programs to drive further revenue and profit growth. Our ability to sustain our long-term growth will depend on a number of factors, including our ability to expand our core business (including geographical expansion), develop innovative new products, and continue to improve operating efficiency and organizational effectiveness. As further discussed above, current global economic conditions have been relatively volatile due to various macroeconomic factors. We have mitigated the inflationary pressures on our businesses through the various strategies discussed above. However, there can be no assurance that we will be able to effectively mitigate such inflationary pressures in future periods, and an inability to offset inflationary pressures, at least in part, through the strategies discussed above could adversely impact our results of operations.
Cash flows from operating activities were $1.118 billion in the first six months of fiscal year 2022. At March 31, 2022, we had $3.335 billion in cash and equivalents and short-term investments, including restricted cash. We continued to return value to our shareholders in the form of dividends. During the first six months of fiscal year 2022, we paid cash dividends of $541 million, including $496 million paid to common shareholders and $45 million paid to preferred shareholders.
Each reporting period, we face currency exposure that arises from translating the results of our worldwide operations to the U.S. dollar at exchange rates that fluctuate from the beginning of such period. A stronger U.S. dollar, compared to the prior-year period, resulted in an unfavorable foreign currency translation impact to our revenues during the second quarter of fiscal year 2022. A favorable foreign currency impact to our earnings during the second quarter of fiscal year 2022 resulted from current-period sales of inventory recorded on our consolidated balance sheet in fiscal year 2021, when the U.S. dollar was weaker. We evaluate our results of operations on both a reported and a foreign currency-neutral basis, which excludes the impact of fluctuations in foreign currency exchange rates. As exchange rates are an important factor in understanding period-to-period comparisons, we believe the presentation of results on a foreign currency-neutral basis in addition to reported results helps improve investors’ ability to understand our operating results and evaluate our performance in comparison to prior periods. Foreign currency-neutral ("FXN") information compares results between periods as if exchange rates had remained constant period-over-period. We use results on a foreign currency-neutral basis as one measure to evaluate our performance. We calculate foreign currency-neutral percentages by converting our current-period local currency financial results using the prior-period foreign currency exchange rates and comparing these adjusted amounts to our current-period results. These results should be considered in addition to, not as a substitute for, results reported in accordance with U.S. generally accepted accounting principles ("GAAP"). Results on a foreign currency-neutral basis, as we present them, may not be comparable to similarly titled measures used by other companies and are not measures of performance presented in accordance with U.S. GAAP.

Results of Operations
Medical Segment
The following summarizes second quarter Medical revenues by organizational unit:

	Three months ended March 31,
(Millions of dollars)	2022	2021	Total Change	Estimated FX Impact	FXN Change
Medication Delivery Solutions	$1,038	$999	3.9%	(1.4)%	5.3%
Medication Management Solutions	604	566	6.7%	(1.1)%	7.8%
Diabetes Care	273	284	(3.9)%	(2.2)%	(1.7)%
Pharmaceutical Systems	501	462	8.5%	(3.7)%	12.2%
Total Medical Revenues	$2,416	$2,311	4.5%	(1.9)%	6.4%

The Medication Delivery Solutions unit’s revenue growth in the second quarter of 2022 reflected strong U.S. demand for core offerings that was driven by competitive gains for catheters and vascular care products, as well as by improved healthcare utilization in the current-year period. This revenue growth was partially offset by lower vaccination sales compared with the prior-year period. In the Medication Management Solutions unit, revenue growth reflected strong growth in global placements of dispensing systems in both acute and non-acute settings, as well as infusion pump sales and the utilization of sets in international markets. The Diabetes Care unit’s revenue decline reflected the accelerated timing of U.S. orders into the first quarter of our fiscal year 2022. The Pharmaceutical Systems unit’s revenue growth in the second quarter of 2022 was driven by demand for our pre-filled devices and is enabled by capacity expansion investments. The Pharmaceutical Systems unit’s current-period revenues also benefited from continued expansion of service offerings.

	Six months ended March 31,
(Millions of dollars)	2022	2021	Total Change	Estimated FX Impact	FXN Change
Total Medical Revenues	$4,813	$4,572	5.3%	(0.9)%	6.2%

Medical segment income for the three and six-month periods is provided below.

	Three months ended March 31,		Six months ended March 31,
(Millions of dollars)	2022	2021	2022	2021
Medical segment income	$615	$634	$1,331	$1,300

Segment income as % of Medical revenues	25.5%	27.4%	27.6%	28.4%

The Medical segment's income in the second quarter reflected lower gross profit margin and higher operating expenses as discussed in greater detail below:
•The Medical segment’s lower gross profit margin in the second quarter of 2022 compared with the second quarter of 2021 primarily reflected higher raw material and freight costs, as well as a noncash asset impairment charge of $54 million. These unfavorable impacts to the Medical segment’s second quarter gross margin were partially offset by lower manufacturing costs resulting from continuous improvement projects which enhanced the efficiency of our operations, as well as favorable impacts from foreign currency translation and price initiatives.
•Selling and administrative expense as a percentage of revenues was higher in the second quarter of 2022 compared with the second quarter of 2021, which reflected the curtailment of certain selling, travel and other administrative activities in the prior-year period due to the COVID-19 pandemic, as well as higher shipping costs in the current-year period.
•Research and development expense as a percentage of revenues was higher in the second quarter of 2022 compared with the second quarter of 2021, which reflected the timing of project spending and our continued reinvestment in the segment’s growth initiatives.
Life Sciences Segment
The following summarizes second quarter Life Sciences revenues by organizational unit:

	Three months ended March 31,
(Millions of dollars)	2022	2021	Total Change	Estimated FX Impact	FXN Change
Integrated Diagnostic Solutions	$1,150	$1,261	(8.8)%	(2.0)%	(6.8)%
Biosciences	335	325	3.1%	(2.5)%	5.6%
Total Life Sciences Revenues	$1,485	$1,586	(6.4)%	(2.2)%	(4.2)%

As previously discussed above, the Integrated Diagnostic Solutions unit’s revenues related to COVID-19-only diagnostic testing on the BD VeritorTM Plus and BD MaxTM Systems in the second quarter of 2022 were $214 million, compared with revenues from such testing products in the prior-year period of $474 million. The Integrated Diagnostic Solutions unit’s second quarter revenues were favorably impacted by a recovery of routine lab testing to pre-pandemic levels, as well as high demand for the new combination influenza/COVID-19 testing assays which was driven by stronger adoption of our broader respiratory panel and the timing of dealer stocking. Second quarter revenues in the Integrated Diagnostic Solutions unit were unfavorably impacted to a limited extent by supply chain challenges, as well as by pandemic-related lockdowns imposed by China. The Biosciences unit's revenue growth in the second quarter of 2022 reflected strong demand for research reagents, which was primarily driven by a return of lab utilization to pre-pandemic levels. The Biosciences unit's sales of instruments in the second quarter of 2022 were unfavorably impacted by a backlog which resulted from constraints on supplies of electronic components.

	Six months ended March 31,
(Millions of dollars)	2022	2021	Total Change	Estimated FX Impact	FXN Change
Total Life Sciences Revenues	$2,968	$3,565	(16.7)%	(1.1)%	(15.6)%

Life Sciences segment income for the three and six-month periods is provided below.

	Three months ended March 31,		Six months ended March 31,
(Millions of dollars)	2022	2021	2022	2021
Life Sciences segment income	$475	$548	$1,009	$1,521

Segment income as % of Life Sciences revenues	32.0%	34.6%	34.0%	42.7%

The Life Sciences segment's income in the second quarter reflected lower gross profit margin and higher operating expenses as discussed in greater detail below:
•The Life Sciences segment’s lower gross profit margin in the second quarter of 2022 compared with the second quarter of 2021 primarily reflected the decline in COVID-19-only testing revenues compared with the prior-period, as well as higher raw material and freight costs. These unfavorable impacts were partially offset by lower manufacturing costs resulting from continuous improvement projects, product mix, and price initiatives.
•Selling and administrative expense as a percentage of revenues was higher in the second quarter of 2022 compared with the second quarter of 2021, primarily due to the current-period decline in revenues. Higher selling and administrative expense as a percentage of revenues in the current-year period also reflected the curtailment of certain selling, travel and other administrative activities in the prior-year period due to the COVID-19 pandemic.
•Research and development expense as a percentage of revenues was higher in the second quarter of 2022 compared with the second quarter of 2021, primarily due to the current-period decline in revenues and our continued reinvestment in the segment’s growth initiatives.
Interventional Segment
The following summarizes second quarter Interventional revenues by organizational unit:

	Three months ended March 31,
(Millions of dollars)	2022	2021	Total Change	Estimated FX Impact	FXN Change
Surgery	$340	$292	16.5%	(1.0)%	17.5%
Peripheral Intervention	450	420	7.1%	(1.4)%	8.5%
Urology and Critical Care	320	298	7.4%	(1.4)%	8.8%
Total Interventional Revenues	$1,111	$1,011	9.9%	(1.3)%	11.2%
Second quarter 2022 revenue growth in the Surgery unit reflected double-digit growth in revenues for hernia, biosurgery and infection prevention platforms; the unit’s prior-period revenues were impacted by a decline that was driven by resurgences of COVID-19 infections. The Surgery unit’s current-period revenues also benefited from its acquisitions of Tepha, Inc., which occurred in the fourth quarter of fiscal year 2021, and Tissuemed, Ltd., which occurred in the first quarter of fiscal year 2022. Second quarter revenues in the Peripheral Intervention unit reflected strong demand across its end-stage kidney disease, oncology and peripheral vascular platforms, as well as a benefit from the unit’s acquisition of Venclose, Inc., which occurred in the first quarter of fiscal year 2022. The Urology and Critical Care unit’s revenue growth in the second quarter of 2022 reflected strong demand for acute urology products and the unit's targeted temperature management platform. Second quarter revenues in the Interventional segment also reflected strong international growth across each of its organizational units.

	Six months ended March 31,
(Millions of dollars)	2022	2021	Total Change	Estimated FX Impact	FXN Change
Total Interventional Revenues	$2,225	$2,086	6.7%	(0.7)%	7.4%

Interventional segment income for the three and six-month periods is provided below.

	Three months ended March 31,		Six months ended March 31,
(Millions of dollars)	2022	2021	2022	2021
Interventional segment income	$280	$209	$544	$511

Segment income as % of Interventional revenues	25.2%	20.7%	24.5%	24.5%

The Interventional segment's income in the second quarter reflected higher gross profit margin as discussed in greater detail below:
•The Interventional segment’s higher gross profit margin in the second quarter of 2022 compared with the second quarter of 2021 primarily reflected higher revenues in the current-year period compared with the prior-year period, as well as current-period price initiatives. Gross profit margin in the prior-year period was unfavorably impacted by product quality-related expenses.

•Selling and administrative expense as a percentage of revenues was higher in the second quarter of 2022 compared with the second quarter of 2021, which benefited from the curtailment of certain selling, travel and other administrative activities due to the COVID-19 pandemic in the prior year.
•Research and development expense as a percentage of revenues was lower in the second quarter of 2022 compared with the second quarter of 2021, as the increase in current-period revenues outpaced the timing of project spending.
Geographic Revenues
BD’s worldwide second quarter revenues by geography were as follows:

	Three months ended March 31,
(Millions of dollars)	2022	2021	Total Change	Estimated FX Impact	FXN Change
United States	$2,807	$2,462	14.0%	—%	14.0%
International	2,204	2,446	(9.9)%	(3.7)%	(6.2)%
Total Revenues	$5,011	$4,907	2.1%	(1.8)%	3.9%

U.S. revenue growth in the second quarter of 2022 was primarily driven by a recovery of routine lab testing to pre-pandemic levels and high demand for the new combination influenza/COVID-19 testing assays in the Life Sciences segment's Integrated Diagnostic Solutions unit. U.S. revenues in the second quarter of 2022 also reflected strong sales in the Medical segment’s Medication Delivery Solutions, Medication Management Solutions and Pharmaceutical Systems units, as well as by strong sales in all three of the Interventional segment’s units.
The decline in international revenues in the second quarter of 2022 was primarily driven by an unfavorable comparison to the prior-year quarter, which substantially benefited from sales in the Life Sciences segment's Integrated Diagnostic Solutions unit related to COVID-19 diagnostic testing, as further discussed above. This decline in international revenues in the second quarter of 2022 was partially offset by strong sales in the Medical segment’s Medication Management Solutions and Pharmaceutical Systems units, as well as by strong sales in the Life Sciences segment’s Biosciences unit. All three of the Interventional segment’s units contributed to international revenue growth in the second quarter of 2022, particularly the Surgery and Peripheral Intervention units.
Emerging market revenues were as follows and reflected growth in Greater Asia, including China, and Latin America:

	Three months ended March 31,
(Millions of dollars)	2022	2021	Total Change	Estimated FX Impact	FXN Change
Emerging markets	$753	$714	5.4%	(1.3)%	6.7%

Specified Items
Reflected in the financial results for the three and six-month periods of fiscal years 2022 and 2021 were the following specified items:

	Three months ended March 31,		Six months ended March 31,
(Millions of dollars)	2022	2021	2022	2021
Integration costs (a)	$11	$33	$28	$66
Restructuring costs (a)	17	19	34	36
Separation and related costs (b)	53	—	78	—
Purchase accounting adjustments (c)	356	348	720	700
European regulatory initiative-related costs (d)	36	33	67	59
Investment gains/losses and asset impairments (e)	73	—	90	—
Transaction gain/loss, product and other litigation-related matters (f)	36	333	41	328
Impacts of debt extinguishment	—	20	—	30
Total specified items	582	785	1,059	1,220
Less: tax impact of specified items	99	125	187	204
After-tax impact of specified items	$483	$660	$872	$1,016
(a)Represents amounts associated with acquisition-related integration and restructuring activities which are primarily recorded in Acquisition-related integration and restructuring expense and are further discussed below.
(b)Represents costs which were primarily recorded to Other operating expense, net and were incurred for consulting, legal, tax, other advisory services, as well as interest expense that was associated with the spin-off of BD's Diabetes Care business.
(c)Includes amortization and other adjustments related to the purchase accounting for acquisitions impacting identified intangible assets and valuation of fixed assets and debt. BD’s amortization expense is primarily recorded in Cost of products sold.
(d)Represents costs incurred to develop processes and systems to establish initial compliance with the European Union Medical Device Regulation and the European Union In Vitro Diagnostic Medical Device Regulation, which represent a significant, unusual change to the existing regulatory framework. We consider these costs to be duplicative of previously incurred costs and/or one-off costs, which are limited to a specific period of time. These expenses, which are recorded in Cost of products sold and Research and development expense, include the cost of labor, other services and consulting (in particular, research and development and clinical trials) and supplies, travel and other miscellaneous costs.
(e)Includes a noncash asset impairment charge recorded in Cost of products sold of $54 million in the Medical segment, as well as losses recorded within Other (expense) income, net relating to certain investments.
(f)Includes charges of $35 million and $37 million recorded to Cost of products sold in 2022 and 2021, respectively, to adjust the estimate of future product remediation costs. The amounts in 2021 also include charges of $296 million in Other operating expense, net to record product liability reserves, including related legal defense costs, as further discussed below.

Gross Profit Margin
Gross profit margin for the three and six-month periods of fiscal year 2022 compared with the prior-year periods in fiscal year 2021 reflected the following impacts:

	Three-month period	Six-month period
March 31, 2021 gross profit margin %	45.8%	48.7%
Impact of purchase accounting adjustments and other specified items	(1.1)%	(0.8)%
Period-over-period decline in COVID-19-only testing profitability	(0.1)%	(1.3)%
Operating performance	0.2%	(0.2)%
Foreign currency translation	1.2%	0.9%
March 31, 2022 gross profit margin %	46.0%	47.3%
The impacts of other specified items on gross profit margin in the three and six-month periods of 2022 included a noncash asset impairment charge of $54 million in the Medical segment. Operating performance in the three and six-month periods of 2022 reflected our efforts to mitigate higher raw material costs through leveraging our ongoing continuous improvement projects and implementing price initiatives.
Operating Expenses
A summary of operating expenses for the three and six-month periods of fiscal years 2022 and 2021 is as follows:

	Three months ended March 31,		Increase (decrease) in basis points	Six months ended March 31,		Increase (decrease) in basis points
	2022	2021		2022	2021
(Millions of dollars)
Selling and administrative expense	$1,232	$1,148		$2,456	$2,298
% of revenues	24.6%	23.4%	120	24.5%	22.5%	200

Research and development expense	$343	$317		$673	$608
% of revenues	6.9%	6.5%	40	6.7%	5.9%	80

Acquisition-related integration and restructuring expense	$28	$52		$62	$102

Other operating expense, net	$49	$296		$70	$296
Selling and administrative expense
Higher selling and administrative expense as a percentage of revenues in the three and six-month periods of 2022 compared with the prior-year periods reflected higher shipping costs in the current-year periods, as well as the curtailment of certain selling, travel and other administrative activities in the prior-year periods due to the COVID-19 pandemic. Higher selling and administrative expense as a percentage of revenues in the six-month period of 2022 also reflected the current-period decline in revenues. Selling and administrative expense as a percentage of revenues in the three and six-month periods of 2022 was favorably impacted by foreign currency translation.
Research and development expense
Research and development expense as a percentage of revenues in the three and six-month periods of 2022 was higher compared with the prior-year periods, which primarily reflected the timing of project spending. Spending in both the current and prior-year periods reflected our continued commitment to drive innovation and growth with new products and platforms.
Acquisition-related integration and restructuring expense
Acquisition-related integration and restructuring expense in the three and six-month periods of 2022 and 2021 included restructuring costs related to simplification and other cost saving initiatives, as well as system integration costs. Costs in the three and six-month periods of 2021 also included integration costs incurred due to our acquisition of C.R. Bard, Inc. in the first quarter of fiscal year 2018. For further disclosures regarding restructuring costs, refer to Note 8 in the Notes to Condensed Consolidated Financial Statements.

Other operating expense, net
Other operating expense in the three and six-month periods of 2022 primarily included consulting, legal, tax and other advisory expenses associated with the spin-off of BD's Diabetes Care business. Other operating expense in the three and six-month periods of 2021 represents charges of $296 million to record product liability reserves, including related legal defense costs.
Nonoperating Income
Net interest expense
The components for the three and six-month periods of fiscal years 2022 and 2021 were as follows:

	Three months ended March 31,		Six months ended March 31,
(Millions of dollars)	2022	2021	2022	2021
Interest expense	$(101)	$(124)	$(199)	$(242)
Interest income	2	2	4	5
Net interest expense	$(100)	$(122)	$(195)	$(238)

Lower interest expense in the current-year periods compared with the prior-year periods primarily reflected lower overall interest rates on debt outstanding as a result of prior-year refinancing activities.
Income Taxes
The income tax rates for the three and six-month periods of fiscal years 2022 and 2021 are provided below.

	Three months ended March 31,		Six months ended March 31,
	2022	2021	2022	2021
Effective income tax rate	13.6%	1.9%	9.4%	10.9%

Impact, in basis points, from specified items	(180)	(1,010)	(380)	(260)

The effective income tax rate for the three-month period of fiscal year 2022 reflected a tax impact from specified items that was less favorable compared with the benefit associated with specified items recognized in the prior-year period. The effective income tax rate for the six-month period reflected a tax impact from specified items that was more favorable compared with the benefit recognized in the prior-year period, as well as a favorable impact relating to the timing of certain discrete items.

Net Income and Diluted Earnings per Share
Net Income and Diluted Earnings per Share for the three and six-month periods of fiscal years 2022 and 2021 were as follows:

	Three months ended March 31,		Six months ended March 31,
	2022	2021	2022	2021
Net Income (Millions of dollars)	$454	$299	$1,131	$1,302
Diluted Earnings per Share	$1.50	$0.94	$3.78	$4.28

Unfavorable impact-specified items	$(1.68)	$(2.25)	$(3.04)	$(3.46)
Favorable impact-foreign currency translation	$0.12		$0.19

Liquidity and Capital Resources
The following table summarizes our condensed consolidated statements of cash flows:

	Six months ended March 31,
(Millions of dollars)	2022	2021
Net cash provided by (used for)
Operating activities	$1,118	$2,721
Investing activities	$(990)	$(863)
Financing activities	$804	$(893)

Net Cash Flows from Operating Activities
Cash flows from operating activities in the first six months of fiscal year 2022 reflected net income, adjusted by a change in operating assets and liabilities that was a net use of cash. This net use of cash primarily reflected lower levels of accounts payable and accrued expenses and higher levels of inventory and prepaid expenses, partially offset by lower levels of trade receivables. Cash flows from operating activities in the current-year period additionally reflected a discretionary cash contribution of $134 million to fund our pension obligation.
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
Net Cash Flows from Investing Activities
Our investments in capital expenditures are focused on projects that enhance our cost structure and manufacturing capabilities, as well as support our BD 2025 strategy for growth and simplification. Net outflows from investing activities in the first six months of fiscal year 2022 included capital expenditure-related outflows of $415 million, compared with $499 million in the prior-year period. Net outflows from investing activities in the first six months of fiscal year 2022 also included cash payments of $450 million relating to various strategic acquisitions we have executed as part of our growth strategy, including our acquisitions of Scanwell Health, Inc, Tissuemed, Ltd., and Venclose, Inc. Net outflows from investing activities in the first six months of fiscal year 2021 included cash payments related to acquisitions of $179 million.
Net Cash Flows from Financing Activities
Net cash from financing activities in the first six months of fiscal years 2022 and 2021 included the following significant cash flows:

	Six months ended March 31,
(Millions of dollars)	2022	2021
Cash inflow (outflow)
Proceeds from long-term debt	$—	$1,715
Proceeds from debt issued in connection with the spin-off	$1,424	$—
Payments of debt	$(2)	$(1,998)
Dividends paid	$(541)	$(528)
Additional disclosures regarding the debt issued in connection with the spin-off are provided in Note 12 in the Notes to Condensed Consolidated Financial Statements.

Certain measures relating to our total debt were as follows:

(Millions of dollars)	March 31, 2022	September 30, 2021
Total debt	$18,635	$17,610

Weighted average cost of total debt	2.6%	2.4%
Total debt as a percentage of total capital*	40.4%	41.0%
*    Represents shareholders’ equity, net non-current deferred income tax liabilities, and debt.

Cash and Short-Term Investments
At March 31, 2022, total worldwide cash and equivalents and short-term investments, including restricted cash, were approximately $3.335 billion. These assets were largely held in the United States. We regularly review the amount of cash and short-term investments held outside of the United States and our historical foreign earnings are used to fund foreign investments or meet foreign working capital and property, plant and equipment expenditure needs. To fund cash needs in the United States, we rely on ongoing cash flow from U.S. operations, access to capital markets and remittances from foreign subsidiaries of earnings that are not considered to be permanently reinvested.
Financing Facilities
We have a five-year senior unsecured revolving credit facility in place which will expire in September 2026. The credit facility provides borrowings of up to $2.75 billion, with separate sub-limits of $100 million for letters of credit and swingline loans. The expiration date of the credit facility may be extended for up to two additional one year periods, subject to certain restrictions (including the consent of the lenders). The credit facility provides that we may, subject to additional commitments by lenders, request an additional $500 million of financing, for a maximum aggregate commitment under the credit facility of up to $3.25 billion. Proceeds from this facility may be used for general corporate purposes. There were no borrowings outstanding under the revolving credit facility at March 31, 2022.
The agreement for our revolving credit facility contains the following financial covenants. We were in compliance with these covenants, as applicable, as of March 31, 2022.
•We are required to have a leverage coverage ratio of no more than:
◦4.25-to-1 as of the last day of each fiscal quarter following the closing of the credit facility; or
◦4.75-to-1 for the four full fiscal quarters following the consummation of a material acquisition.
We also have informal lines of credit outside the United States. We may, from time to time, access the commercial paper market as we manage working capital over the normal course of our business activities. We had no commercial paper borrowings outstanding as of March 31, 2022. Also, over the normal course of our business activities, we transfer certain trade receivable assets to third parties under factoring agreements. Additional disclosures regarding sales of trade receivable assets are provided in Note 11 in the Notes to Condensed Consolidated Financial Statements.

Access to Capital and Credit Ratings
Our corporate credit ratings with the rating agencies Standard & Poor's Ratings Services, Moody's Investor Service and Fitch Ratings at March 31, 2022 were unchanged compared with our ratings at September 30, 2021.
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
Other Matters
Critical Accounting Policies
There were no changes to our critical accounting policies from those disclosed in our 2021 Annual Report.
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
For further discussion of risks relating to the regulations to which we are subject, see Part I, Item 1A, of our 2021 Annual Report.

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
The following are some important factors that could cause our actual results to differ from our expectations in any forward-looking statements. The Russia and Ukraine conflict may also heighten the impact of certain of these factors described below and the Risk Factors in our 2021 Annual Report. For further discussion of certain of these factors, see Item 1A. Risk Factors in this report and in our 2021 Annual Report.
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
•The impact of inflation and disruptions in our global supply chain including fluctuations in the cost and availability of oil-based resins and other raw materials, as well as certain components, used in the production or sterilization of our products, transportation constraints, product shortages, energy shortages or increased energy costs, labor shortages in the United States and elsewhere, increased operating and labor costs, the ability to maintain favorable supplier and service arrangements and relationships (particularly with respect to sole-source suppliers and sterilization services), and the potential adverse effects of any disruption in the availability of such items and services.
•Weakness in the global economy and financial markets, which could increase the cost of operating our business, weaken demand for our products and services, negatively impact the prices we can charge for our products and services, or impair our ability to produce our products.
•The risks associated with the spin-off of our former Diabetes Care business, including factors that could adversely affect our ability to realize the expected benefits of the spin-off, or the qualification of the spin-off as a tax-free transaction for U.S. federal income tax purposes.
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
•Cost containment efforts in the U.S. or in other countries in which we do business, such as alternative payment reform and increased use of competitive bidding and tenders, including, without limitation, any expansion of the volume-based procurement process in China or implementation of similar cost containment efforts.
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
Item 4.    Controls and Procedures
An evaluation was carried out by BD’s management, with the participation of BD’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of BD’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of March 31, 2022. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were, as of the end of the period covered by this report, effective and designed to ensure that material information relating to BD and its consolidated subsidiaries would be made known to them by others within these entities.
There were no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2022 identified in connection with the above-referenced evaluation that have materially affected, or are reasonably likely to materially affect, BD’s internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1.    Legal Proceedings
We are involved, both as a plaintiff and a defendant, in various legal proceedings, including product liability and environmental matters as set forth in our 2021 Annual Report, and in Note 4 of the Notes to Condensed Consolidated Financial Statements in this report, which is incorporated herein by reference.

Item 1A.    Risk Factors

There have been no material changes to the risk factors previously disclosed in Part I, Item 1A, of our 2021 Annual Report, except as follows.

The military conflict between Russia and Ukraine may adversely affect our business, financial condition and results of operations.
Given the global nature of our business, political, economic, social and other conditions in non-U.S. countries and regions, including geopolitical risks such as the current military conflict between Russia and Ukraine, may adversely affect our business, financial condition and results of operations. The military conflict in Ukraine has increased global economic and political uncertainty. Furthermore, governments in the U.S., United Kingdom, and European Union have each imposed export controls on certain products and financial and economic sanctions on certain industry sectors and parties in Russia, and additional controls and sanctions could be enacted in the future.
We are actively monitoring the situation in Russia and Ukraine and assessing its impact on our business, including our suppliers and customers. We have no manufacturing facilities or significant operations in Russia or Ukraine and as such, to date, the conflict between Russia and Ukraine has not had a material impact on our business, financial condition or results of operations. However, it is possible that the conflict in Ukraine may escalate or expand, and the scope, extent and duration of the military action, current or future sanctions and resulting market and geopolitical disruptions could be significant. We cannot predict the impact the conflict may have on the global economy or our business, financial condition and operations in the future.
The Russia and Ukraine conflict may also heighten the impact of other risks factors described in our 2021 Annual Report. These potential effects could include but are not limited to increased inflation; volatility in prices for transportation, energy, commodities and other raw materials; constraints on the availability of commodities and other raw materials; disruptions in the global supply chain; decreased demand for certain of our products; disruptions to our global technology infrastructure, including through cyberattacks, ransom attacks or cyber-intrusion; adverse changes in international trade policies and relations; increased exposure to foreign currency fluctuations; and constraints, volatility or disruptions in the credit and capital markets.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
The table below sets forth certain information regarding our purchases of common stock of BD during the quarter ended March 31, 2022.
Issuer Purchases of Equity Securities

For the three months ended March 31, 2022	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
January 1 – 31, 2022	1,204	$256.38	—	10,753,131
February 1 – 28, 2022	309	253.60	—	10,753,131
March 1 – 31, 2022	—	—	—	10,753,131
Total	1,513	$255.81	—	10,753,131
(1)Includes 1,513 shares purchased during the quarter in open market transactions by the trust relating to BD’s Deferred Compensation and Retirement Benefit Restoration Plan and 1996 Directors’ Deferral Plan.
(2)Includes 753,131 shares under a repurchase program authorized by the Board of Directors on September 24, 2013, and 10,000,000 shares under a repurchase program authorized by the Board of Directors on November 3, 2021. There is no expiration date for either program.

Item 3.    Defaults Upon Senior Securities
Not applicable.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
Not applicable.
Item 6.    Exhibits

3	Certificate of Designation of Series C Junior Participating Redeemable Preferred Stock (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K dated March 21, 2022).

22	Subsidiary Issuer of Guaranteed Securities.

31	Certifications of Chief Executive Officer and Chief Financial Officer, pursuant to SEC Rule 13a - 14(a).

32	Certifications of Chief Executive Officer and Chief Financial Officer, pursuant to Rule 13a - 14(b) and Section 1350 of Chapter 63 of Title 18 of the U.S. Code.

101	The following materials from this report, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Becton, Dickinson and Company
(Registrant)
Dated: May 5, 2022

/s/ Christopher J. DelOrefice
Christopher J. DelOrefice
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/ Thomas J. Spoerel
Thomas J. Spoerel
Senior Vice President, Controller and Chief Accounting Officer
(Principal Accounting Officer)