Form 10-Q
period 2022-06-30
BECTON DICKINSON & CO
filed 2022-08-04
CIK 10795

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
There were 285,195,112 shares of Common Stock, $1.00 par value, outstanding at June 30, 2022.

BECTON, DICKINSON AND COMPANY
FORM 10-Q
For the quarterly period ended June 30, 2022

ITEM 1. FINANCIAL STATEMENTS
BECTON, DICKINSON AND COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Millions of dollars, except per share data
(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2022	2021	2022	2021
Revenues	$4,641	$4,607	$14,109	$14,282
Cost of products sold	2,574	2,649	7,709	7,738
Selling and administrative expense	1,149	1,200	3,527	3,434
Research and development expense	315	330	956	911
Acquisition-related integration and restructuring expense	55	24	118	121
Other operating expense (income), net	11	(88)	7	208
Total Operating Costs and Expenses	4,104	4,114	12,316	12,412
Operating Income	537	492	1,793	1,870
Interest expense	(99)	(115)	(294)	(358)
Interest income	5	2	9	7
Other (expense) income, net	(21)	(1)	(45)	22
Income from Continuing Operations Before Income Taxes	421	378	1,463	1,541
Income tax provision (benefit)	31	(28)	115	92
Net Income from Continuing Operations	390	407	1,348	1,450
(Loss) Income from Discontinued Operations, Net of Tax	(30)	118	144	378
Net Income	360	525	1,491	1,827
Preferred stock dividends	(23)	(23)	(68)	(68)
Net income applicable to common shareholders	$338	$502	$1,424	$1,760

Basic Earnings per Share
Income from Continuing Operations	$1.29	$1.33	$4.49	$4.76
(Loss) Income from Discontinued Operations	(0.10)	0.41	0.50	1.30
Basic Earnings per Share	$1.18	$1.73	$4.99	$6.06

Diluted Earnings per Share
Income from Continuing Operations	$1.28	$1.32	$4.45	$4.72
(Loss) Income from Discontinued Operations	(0.10)	0.40	0.50	1.29
Diluted Earnings per Share	$1.18	$1.72	$4.95	$6.00

Dividends per Common Share	$0.87	$0.83	$2.61	$2.49
Amounts may not add due to rounding.
See notes to condensed consolidated financial statements

BECTON, DICKINSON AND COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Millions of dollars
(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2022	2021	2022	2021
Net Income	$360	$525	$1,491	$1,827
Other Comprehensive Income (Loss), Net of Tax
Foreign currency translation adjustments	203	19	322	68
Defined benefit pension and postretirement plans	11	14	32	72
Cash flow hedges	37	(34)	74	78
Other Comprehensive Income (Loss), Net of Tax	250	(1)	428	218
Comprehensive Income	$610	$524	$1,919	$2,045
Amounts may not add due to rounding.
See notes to condensed consolidated financial statements

BECTON, DICKINSON AND COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
Millions of dollars
(Unaudited)

	June 30, 2022	September 30, 2021
Assets
Current Assets:
Cash and equivalents	$2,558	$2,283
Restricted cash	202	109
Short-term investments	14	12
Trade receivables, net	2,218	2,350
Inventories:
Materials	726	628
Work in process	407	381
Finished products	2,030	1,734
	3,163	2,743
Prepaid expenses and other	1,392	1,048
Current assets of discontinued operations	—	293
Total Current Assets	9,547	8,838
Property, Plant and Equipment	12,405	12,093
Less allowances for depreciation and amortization	6,399	6,090
Property, Plant and Equipment, Net	6,005	6,003
Goodwill	23,968	23,886
Developed Technology, Net	8,764	9,417
Customer Relationships, Net	2,592	2,815
Other Intangibles, Net	531	541
Other Assets	1,793	1,945
Noncurrent Assets of Discontinued Operations	—	423
Total Assets	$53,199	$53,866
Liabilities and Shareholders’ Equity
Current Liabilities:
Current debt obligations	$1,682	$500
Payables, accrued expenses and other current liabilities	5,398	5,969
Current liabilities of discontinued operations	—	157
Total Current Liabilities	7,080	6,626
Long-Term Debt	14,683	17,110
Long-Term Employee Benefit Obligations	1,009	1,228
Deferred Income Taxes and Other Liabilities	4,934	5,209
Noncurrent Liabilities of Discontinued Operations	—	17
Commitments and Contingencies (See Note 5)
Shareholders’ Equity
Preferred stock	2	2
Common stock	365	365
Capital in excess of par value	19,511	19,272
Retained earnings	15,088	13,826
Deferred compensation	24	23
Treasury stock	(7,836)	(7,723)
Accumulated other comprehensive loss	(1,660)	(2,088)
Total Shareholders’ Equity	25,493	23,677
Total Liabilities and Shareholders’ Equity	$53,199	$53,866
Amounts may not add due to rounding.
See notes to condensed consolidated financial statements

BECTON, DICKINSON AND COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Millions of dollars
(Unaudited)

	Nine Months Ended June 30,
	2022	2021
Operating Activities
Net income	$1,491	$1,827
Less: Income from discontinued operations, net of tax	144	378
Income from continuing operations, net of tax	1,348	1,450
Adjustments to net income from continuing operations to derive net cash provided by continuing operating activities:
Depreciation and amortization	1,648	1,648
Share-based compensation	184	182
Deferred income taxes	(99)	(95)
Change in operating assets and liabilities	(1,445)	173
Pension obligation	(126)	52
Product liability-related charge	—	296
Other, net	(11)	(421)
Net Cash Provided by Continuing Operating Activities	1,498	3,285
Investing Activities
Capital expenditures	(658)	(742)
Acquisitions, net of cash acquired	(450)	(283)
Other, net	(107)	(137)
Net Cash Used for Continuing Investing Activities	(1,215)	(1,162)
Financing Activities
Proceeds from long-term debt	—	1,715
Distribution from Embecta Corp. (see Note 2)	1,266	—
Net transfer of cash to Embecta upon spin-off	(265)	—
Payments of debt	(305)	(1,999)
Repurchases of common stock	—	(1,000)
Dividends paid	(812)	(789)
Other, net	(70)	(91)
Net Cash Used for Continuing Financing Activities	(187)	(2,164)
Discontinued Operations
Net cash provided by operating activities	163	411
Net cash used for investing activities	(11)	(24)
Net cash provided by financing activities	145	—
Net Cash Provided by Discontinued Operations	298	387
Effect of exchange rate changes on cash and equivalents and restricted cash	(26)	18
Net increase in cash and equivalents and restricted cash	368	365
Opening Cash and Equivalents and Restricted Cash	2,392	2,917
Closing Cash and Equivalents and Restricted Cash	$2,759	$3,282
Amounts may not add due to rounding.
See notes to condensed consolidated financial statements

BECTON, DICKINSON AND COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022
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
On April 1, 2022, the Company completed the spin-off of its Diabetes Care business as a separate publicly traded company and the historical results of the Diabetes Care business that was contributed in the spin-off have been reflected as discontinued operations in the Company’s condensed consolidated financial statements for all periods prior to the spin-off date. Additional disclosures regarding the spin-off are provided in Note 2.
Within the financial statements and tables presented, certain columns and rows may not add due to the use of rounded numbers for disclosure purposes. Percentages and earnings per share amounts presented are calculated from the underlying amounts. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year.
Note 2 – Spin-Off of Embecta Corp.
On April 1, 2022, the Company completed the spin-off of its Diabetes Care business as a separate publicly traded company named Embecta Corp. (“Embecta”) through a distribution of Embecta’s publicly traded common stock (listed on NASDAQ under the ticker symbol “EMBC”) to BD’s shareholders of record as of the close of business on March 22, 2022 (the “record date”). The Company distributed one share of Embecta common stock for every five common shares of BD outstanding as of the record date and shareholders received cash in lieu of fractional shares of Embecta common stock. BD retained no ownership interest in Embecta subsequent to the spin-off. The distribution is expected to qualify and has been treated as tax-free to the Company and its shareholders for U.S. federal income tax purposes.
Embecta’s distributions on March 31, 2022 to the Company in connection with the spin-off included the issuance of $200 million of senior unsecured notes to the Company and a cash distribution of approximately $1.266 billion. Additional disclosures regarding the various financing transactions entered into by Embecta and related to the spin-off are provided in Note 13.
The Company and Embecta entered into various agreements to effect the spin-off and provide a framework for the relationship between the Company and Embecta after the spin-off. Such agreements include the separation and distribution agreement, as well as the following ongoing agreements: a cannula supply agreement, an intellectual property matters agreement, a transition services agreement, manufacturing and supply agreements, a lease agreement, a distribution agreement to support commercial operations, a logistics services agreement and other agreements including an employee matters agreement and a tax matters agreement. Under these agreements, the Company will continue to provide certain products and services to Embecta following the spin-off. The agreements do not provide the Company with the ability to influence the operating or financial policies of Embecta subsequent to the spin-off date. Amounts included in the Company’s condensed consolidated statements of income during the three months ended June 30, 2022 as a result of these agreements were immaterial.
The historical results of the Diabetes Care business (previously included in BD’s Medical segment) that was contributed to Embecta in the spin-off, as well as interest expense related to indebtedness incurred by Embecta prior to the spin-off date, have been reflected as discontinued operations in the Company’s condensed consolidated financial statements for all periods prior to the spin-off date of April 1, 2022.

Details of Income from Discontinued Operations, Net of Tax are as follows:

	Three Months Ended June 30,	Nine Months Ended June 30,
Millions of dollars	2021	2022	2021
Revenues	$284	$538	$831
Cost of products sold	80	143	235
Selling and administrative expense	37	78	101
Research and development expense	15	32	41
Acquisition-related integration and restructuring expense	—	—	6
Other operating expense, net	16	95	16
Total Operating Costs and Expenses	148	348	398
Operating Income	136	190	434
Interest expense	—	(4)	—
Other income, net	—	—	2
Income from Discontinued Operations Before Income Taxes	136	186	435
Income tax provision	18	42	57
Income from Discontinued Operations, Net of Tax	$118	$144	$378

During the three months ended June 30, 2022, the Company incurred $30 million of expense which included costs to execute the spin-off and other costs for related residual activities. These costs are recorded within (Loss) Income from Discontinued Operations, Net of Tax for the three and nine months ended June 30, 2022. Separation costs incurred by the Company prior to the spin-off date, including those for consulting, legal, tax and other advisory services associated with the spin-off, were previously recorded within Other operating expense (income), net and are now included as a component of (Loss) Income from Discontinued Operations, Net of Tax.
The Company’s Revenues and Cost of products sold from continuing operations were recast to reflect previously eliminated intercompany transactions that occurred between BD and Embecta and that resulted in a third-party sale in the same period. The impacts of these transactions to Embecta are also reflected as a component of (Loss) Income from Discontinued Operations, Net of Tax.

The following amounts associated with the Diabetes Care business are classified as assets and liabilities of discontinued operations in the Company’s condensed consolidated balance sheet at September 30, 2021:

Millions of dollars	September 30, 2021
Assets
Trade receivables, net	$147
Inventories	123
Prepaid expenses and other	23
Current Assets of Discontinued Operations	293

Property, Plant and Equipment, Net	390
Goodwill and Other Intangibles, Net	27
Other Assets	6
Noncurrent Assets of Discontinued Operations	$423

Liabilities
Accounts payable	$54
Accrued expenses	75
Salaries, wages and related items	28
Current Liabilities of Discontinued Operations	157

Deferred Income Taxes and Other Liabilities	16
Noncurrent Liabilities of Discontinued Operations	$17
The Company recorded its distribution of net liabilities to Embecta as an increase in Retained earnings. The amount recorded reflected the carrying amounts, as of April 1, 2022, of the net liabilities distributed and included $1.650 billion of debt issued by Embecta, as further discussed above and in Note 13, as well as $265 million of cash. The Company also recorded a net decrease to Accumulated other comprehensive loss of $251 million to derecognize foreign currency translation losses which were attributable to Embecta.
In connection with the spin-off of Embecta, all outstanding (vested and unvested) BD share-based awards which had been granted to Embecta employees were converted into Embecta awards. These awards preserved the same intrinsic value, as well as general terms and conditions, of the original BD awards, as required by the terms of the BD awards. The Company also adjusted share-based awards which had been granted to BD employees so that the intrinsic value of these awards after the spin-off equaled the awards’ intrinsic value prior to the spin-off. These conversions and adjustments did not materially impact the number of BD share-based awards outstanding.

Note 3 – Shareholders' Equity
Changes in certain components of shareholders' equity for the first three quarters of fiscal years 2022 and 2021 were as follows:

	Common Stock Issued at Par Value	Capital in Excess of Par Value	Retained Earnings	Deferred Compensation	Treasury Stock
(Millions of dollars)					Shares (in thousands)	Amount
Balance at September 30, 2021	$365	$19,272	$13,826	$23	(80,164)	$(7,723)
Net income	—	—	677	—	—	—
Common dividends ($0.87 per share)	—	—	(248)	—	—	—
Preferred dividends	—	—	(23)	—	—	—
Common stock issued for share-based compensation and other plans, net	—	(71)	—	—	762	19
Share-based compensation	—	83	—	—	—	—
Common stock held in trusts, net (a)	—	—	—	—	(5)	—
Repurchase of common stock (b)	—	150	—	—	(462)	(150)
Balance at December 31, 2021	$365	$19,435	$14,233	$24	(79,869)	$(7,855)
Net income	—	—	454	—	—	—
Common dividends ($0.87 per share)	—	—	(248)	—	—	—
Preferred dividends	—	—	(23)	—	—	—
Common stock issued for share-based compensation and other plans, net	—	(21)	—	1	284	14
Share-based compensation	—	56	—	—	—	—
Common stock held in trusts, net (a)	—	24	—	—	9	(24)
Balance at March 31, 2022	$365	$19,495	$14,416	$24	(79,575)	$(7,866)
Net income	—	—	360	—	—	—
Common dividends ($0.87 per share)	—	—	(248)	—	—	—
Preferred dividends	—	—	(23)	—	—	—
Common stock issued for share-based compensation and other plans, net	—	(9)	—	—	122	5
Share-based compensation	—	50	—	—	—	—
Common stock held in trusts, net (a)	—	(24)	—	—	9	24
Spin-off of Embecta (See Note 2)	—	—	583	—	—	—
Balance at June 30, 2022	$365	$19,511	$15,088	$24	(79,445)	$(7,836)

	Common Stock Issued at Par Value	Capital in Excess of Par Value	Retained Earnings	Deferred Compensation	Treasury Stock
(Millions of dollars)					Shares (in thousands)	Amount
Balance at September 30, 2020	$365	$19,270	$12,791	$23	(74,623)	$(6,138)
Net income	—	—	1,003	—	—	—
Common dividends ($0.83 per share)	—	—	(242)	—	—	—
Preferred dividends	—	—	(23)	—	—	—
Common stock issued for share-based compensation and other plans, net	—	(53)	—	—	549	2
Share-based compensation	—	83	—	—	—	—
Common stock held in trusts, net (a)	—	—	—	—	(7)	—
Effect of change in accounting principles	—	—	(9)	—	—	—
Balance at December 31, 2020	$365	$19,301	$13,522	$23	(74,080)	$(6,136)
Net income	—	—	299	—	—	—
Common dividends ($0.83 per share)	—	—	(242)	—	—	—
Preferred dividends	—	—	(23)	—	—	—
Common stock issued for share-based compensation and other plans, net	—	(15)	—	—	234	4
Share-based compensation	—	55	—	—	—	—
Common stock held in trusts, net (a)	—	—	—	—	23	—
Balance at March 31, 2021	$365	$19,341	$13,557	$23	(73,821)	$(6,132)
Net income	—	—	525	—	—	—
Common dividends ($0.83 per share)	—	—	(239)	—	—	—
Preferred dividends	—	—	(23)	—	—	—
Common stock issued for share-based compensation and other plans, net	—	(9)	—	—	87	5
Share-based compensation	—	50	—	—	—	—
Common stock held in trusts, net (a)	—	—	—	—	8	—
Repurchase of common stock	—	(100)	—	—	(3,724)	(900)
Balance at June 30, 2021	$365	$19,282	$13,821	$23	(77,450)	$(7,027)
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

The components and changes of Accumulated other comprehensive income (loss) for the first three quarters of fiscal years 2022 and 2021 were as follows:

(Millions of dollars)	Total	Foreign Currency Translation	Benefit Plans	Cash Flow Hedges
Balance at September 30, 2021	$(2,088)	$(1,292)	$(784)	$(10)
Other comprehensive income (loss) before reclassifications, net of taxes	34	41	—	(7)
Amounts reclassified into income, net of taxes	11	—	11	—
Balance at December 31, 2021	$(2,043)	$(1,251)	$(774)	$(17)
Other comprehensive income before reclassifications, net of taxes	122	78	—	44
Amounts reclassified into income, net of taxes	11	—	11	—
Balance at March 31, 2022	$(1,910)	$(1,173)	$(763)	$28
Other comprehensive (loss) income before reclassifications, net of taxes	(13)	(48)	—	35
Amounts reclassified into income, net of taxes	12	—	11	2
Spin-off of Embecta (see Note 2)	251	251	—	—
Balance at June 30, 2022	$(1,660)	$(970)	$(752)	$64

(Millions of dollars)	Total	Foreign Currency Translation	Benefit Plans	Cash Flow Hedges
Balance at September 30, 2020	$(2,548)	$(1,416)	$(1,040)	$(91)
Other comprehensive income before reclassifications, net of taxes	115	64	24	27
Amounts reclassified into income, net of taxes	19	—	18	2
Balance at December 31, 2020	$(2,414)	$(1,352)	$(998)	$(62)
Other comprehensive income (loss) before reclassifications, net of taxes	64	(15)	—	78
Amounts reclassified into income, net of taxes	21	—	16	5
Balance at March 31, 2021	$(2,329)	$(1,367)	$(982)	$21
Other comprehensive (loss) income before reclassifications, net of taxes	(16)	19	—	(34)
Amounts reclassified into income, net of taxes	15	—	14	1
Balance at June 30, 2021	$(2,330)	$(1,348)	$(967)	$(13)
The amounts of foreign currency translation recognized in other comprehensive income during the three and nine months ended June 30, 2022 and 2021 included net gains (losses) relating to net investment hedges. Other comprehensive income relating to benefit plans during the three months ended December 31, 2020 represented a net gain recognized as a result of the Company’s remeasurement, as of October 31, 2020, of the legacy Bard U.S. defined pension benefit plan upon its merger with the BD defined benefit cash balance pension plan in the first quarter of fiscal year 2021. The amounts recognized in other comprehensive income relating to cash flow hedges during the three and nine months ended June 30, 2022 and 2021 are primarily related to forward starting interest rate swaps. Additional disclosures regarding amounts the Company recognized in other comprehensive income relating to cash flow hedges during the three and nine months ended June 30, 2022 and 2021 are provided in Note 11.
The tax impacts for amounts recognized in other comprehensive income (loss) before reclassifications and for reclassifications out of Accumulated other comprehensive income (loss) relating to benefit plans and cash flow hedges during the three and nine months ended June 30, 2022 and 2021 were immaterial to the Company's consolidated financial results.

Note 4 – Earnings per Share
The weighted average common shares used in the computations of basic and diluted earnings per share (shares in thousands) were as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2022	2021	2022	2021
Average common shares outstanding	285,441	289,522	285,121	290,401
Dilutive share equivalents from share-based plans	1,818	2,375	2,279	2,693
Dilutive share equivalents from Series C preferred shares (a)	38	—	31	—
Average common and common equivalent shares outstanding – assuming dilution	287,297	291,897	287,431	293,094

Share equivalents excluded from the diluted shares outstanding calculation:
Mandatory convertible preferred stock (b)	6,084	6,168	6,084	6,168
Share-based plans (c)	—	763	—	755
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
Note 5 – Contingencies
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
Product Liability Matters
As of June 30, 2022, the Company is defending approximately 30,290 product liability claims involving the Company’s line of hernia repair devices (collectively, the “Hernia Product Claims”). The majority of those claims are currently pending in a coordinated proceeding in Rhode Island State Court (“RI”) and in a federal multi-district litigation (“MDL”) established in the Southern District of Ohio, but claims are also pending in other state and/or federal court jurisdictions. In addition, those claims include multiple putative class actions in Canada. Generally, the Hernia Product Claims seek damages for personal injury allegedly resulting from use of the products. From time to time, the Company engages in resolution discussions with plaintiffs’ law firms regarding certain of the Hernia Product Claims, but the Company also intends to vigorously defend Hernia Product Claims that do not settle, including through litigation.
•The first bellwether trial in the hernia MDL resulted in a complete defense verdict in favor of the Company in September 2021 after five weeks of trial.
•The second hernia MDL bellwether resulted in a $255 thousand verdict in April 2022 after four weeks of trial.
Trials are currently scheduled in various state and/or federal courts, including one that began in July 2022 in RI. The Company expects additional trials of Hernia Product Claims to take place over the next 12 months.

The Company also continues to be a defendant in certain other mass tort litigation. As of June 30, 2022, the Company is defending product liability claims involving the Company’s line of pelvic mesh products, the majority of which are pending in various federal court jurisdictions and in a coordinated proceeding in New Jersey Superior Court. Also, as of June 30, 2022, the Company is defending product liability claims involving the Company’s line of inferior vena cava (“IVC”) filter products. The majority of those claims are pending in various federal court jurisdictions after having been remanded from the MDL in the United States District Court for the District of Arizona.
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
In May 2017, the Company was sued by a competitor in the Northern District of New York, alleging antitrust violations related to certain aspects of the Company’s medical delivery solutions business in a case captioned AngioDynamics, Inc. v. C. R. Bard, Inc. et al., Civ. No. 1:17-CV-0598. Pretrial activity in the case is ongoing. The Company believes it has meritorious defenses and is vigorously defending the case, which has been set for trial on September 19, 2022.
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
In September 2021, the Company was served with a complaint from the New Mexico Attorney General, alleging violations of the state’s consumer protection laws in connection with the sales and marketing of its IVC filters. The Company’s motion to dismiss certain of the claims was granted on May 10, 2022, and discovery is proceeding. The Company intends to vigorously defend itself in the litigation. As the case is in its early stages, the Company cannot anticipate the timing, scope, outcome or possible impact at present.
In July 2021, the Company became aware of lawsuits that had been filed against it in state and federal courts in Georgia. The suits were filed by plaintiffs who reside near Company facilities in Covington, GA, where ethylene oxide (“EtO”) sterilization activities take place. There are currently approximately 210 of such suits involving approximately 310 plaintiffs. The claims allege a variety of injuries, including but not limited to multiple types of cancer, allegedly attributable to exposure to EtO in the ambient air. The Company has meritorious defenses and intends to defend itself vigorously.
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
Accruals for the Company's product liability claims which are discussed above, as well as the related legal defense costs, amounted to approximately $2.2 billion and $2.5 billion at June 30, 2022 and September 30, 2021, respectively. These accruals are largely recorded within Deferred Income Taxes and Other Liabilities on the Company's condensed consolidated balance sheets.
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
The Company's gross revenues are subject to a variety of deductions which are recorded in the same period that the underlying revenues are recognized. Such variable consideration includes rebates, sales discounts and sales returns. The Company’s rebate liability at June 30, 2022 and September 30, 2021 was $526 million and $500 million, respectively. The impact of other forms of variable consideration, including sales discounts and sales returns, is not material to the Company's revenues.
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
Remaining Performance Obligations
The Company's obligations relative to service contracts and pending installations of equipment, primarily in the Company's Medication Management Solutions unit, represent unsatisfied performance obligations of the Company. The revenues under existing contracts with original expected durations of more than one year, which are attributable to products and/or services that have not yet been installed or provided are estimated to be approximately $2.2 billion at June 30, 2022. The Company expects to recognize the majority of this revenue over the next three years.
Within the Company's Medication Management Solutions, Medication Delivery Solutions, Integrated Diagnostic Solutions, and Biosciences units, some contracts also contain minimum purchase commitments of reagents or other consumables and the future sales of these consumables represent additional unsatisfied performance obligations of the Company. The revenue attributable to the unsatisfied minimum purchase commitment-related performance obligations, for contracts with original expected durations of more than one year, is estimated to be approximately $2.1 billion at June 30, 2022.  This revenue will be recognized over the customer relationship periods.
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
Prior to its spin-off on April 1, 2022, the Company reported the Diabetes Care business as an organizational unit within the Medical segment. As such, historical financial information of the Medical segment has been recast in the tables below to reflect the total segment revenues from continuing operations. Revenues and operating income from the Diabetes Care business prior to its spin-off are included in (Loss) Income from Discontinued Operations, Net of Tax. See Note 2 for further information.

Revenues by segment, organizational unit and geographical areas for the three and nine-month periods are detailed below. The Company has no material intersegment revenues.

	Three Months Ended June 30,
(Millions of dollars)	2022			2021
	United States	International	Total	United States	International	Total
Medical
Medication Delivery Solutions (a)	$621	$439	$1,061	$562	$456	$1,019
Medication Management Solutions	463	144	607	459	139	597
Pharmaceutical Systems (a)	135	388	523	112	363	475
Total segment revenues	$1,219	$971	$2,191	$1,133	$958	$2,091

Life Sciences
Integrated Diagnostic Solutions	$499	$461	$961	$435	$682	$1,117
Biosciences	147	201	348	124	192	316
Total segment revenues	$646	$663	$1,309	$559	$874	$1,433

Interventional
Surgery	$274	$77	$352	$267	$69	$336
Peripheral Intervention	255	208	463	238	198	436
Urology and Critical Care	248	79	326	227	83	310
Total segment revenues	$777	$364	$1,142	$732	$350	$1,082

Total Company revenues from continuing operations	$2,643	$1,998	$4,641	$2,424	$2,182	$4,607
(a)Certain prior-period amounts were recast to reflect former intercompany transactions with Embecta.

	Nine Months Ended June 30,
(Millions of dollars)	2022			2021
	United States	International	Total	United States	International	Total
Medical
Medication Delivery Solutions (a)	$1,831	$1,375	$3,207	$1,665	$1,382	$3,046
Medication Management Solutions	1,408	430	1,838	1,376	417	1,793
Pharmaceutical Systems (a)	363	1,057	1,420	292	984	1,276
Total segment revenues	$3,602	$2,863	$6,465	$3,333	$2,783	$6,116

Life Sciences
Integrated Diagnostic Solutions	$1,732	$1,524	$3,255	$1,904	$2,141	$4,045
Biosciences	405	617	1,022	365	588	953
Total segment revenues	$2,136	$2,140	$4,277	$2,269	$2,729	$4,998

Interventional
Surgery	$824	$229	$1,053	$757	$203	$960
Peripheral Intervention	712	615	1,327	692	590	1,282
Urology and Critical Care	740	247	987	672	255	926
Total segment revenues	$2,276	$1,091	$3,367	$2,120	$1,047	$3,168

Total Company revenues from continuing operations	$8,014	$6,095	$14,109	$7,722	$6,560	$14,282
(a)Certain prior-period amounts were recast to reflect former intercompany transactions with Embecta.
Segment income for the three and nine-month periods was as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
(Millions of dollars)	2022	2021	2022	2021
Income from Continuing Operations Before Income Taxes
Medical (a)	$573	$486	$1,587	$1,474
Life Sciences	414	432	1,366	1,953
Interventional	293	214	826	725
Total Segment Operating Income	1,280	1,132	3,778	4,152
Unallocated acquisition-related integration and restructuring expense	(36)	(24)	(99)	(121)
Net interest expense	(94)	(113)	(285)	(351)
Other unallocated items (b)	(728)	(618)	(1,932)	(2,141)
Total Income from Continuing Operations Before Income Taxes	$421	$378	$1,463	$1,541
(a)The amount for the nine months ended June 30, 2022 includes a non-cash asset impairment charge of $54 million recorded to Cost of products sold in the Medical segment.
(b)Primarily comprised of foreign exchange, certain general and administrative expenses and share-based compensation expense. The amount for the nine months ended June 30, 2021 also included pre-tax charges of $296 million recorded to Other operating expense (income), net related to certain product liability matters, including the related legal defense costs, which are further discussed in Note 5.

Note 8 – Benefit Plans
The Company has defined benefit pension plans covering certain employees in the United States and certain international locations. The measurement date used for these plans is September 30.
Net pension cost included the following components for the three and nine-month periods:

	Three Months Ended June 30,		Nine Months Ended June 30,
(Millions of dollars)	2022	2021	2022	2021
Service cost	$38	$35	$106	$113
Interest cost	21	16	59	53
Expected return on plan assets	(52)	(40)	(146)	(129)
Amortization of prior service credit	(4)	(3)	(12)	(10)
Amortization of loss	17	22	48	73
Curtailment/Settlement (Gain) Loss	(1)	6	5	6
Net pension cost	$19	$36	$61	$106
The amounts provided above for amortization of prior service credit and amortization of loss represent the reclassifications of prior service credits and net actuarial losses that were recognized in Accumulated other comprehensive income (loss) in prior periods. All components of the Company’s net periodic pension and postretirement benefit costs, aside from service cost, are recorded to Other (expense) income, net on its consolidated statements of income. Net pension costs related to employees transferred to Embecta and reflected in (Loss) Income from Discontinued Operations, Net of Tax were immaterial. Additionally, the Company’s transfer of employees to Embecta did not materially impact the Company’s benefit obligations.
Note 9 – Business Restructuring Charges
The Company incurred restructuring costs during the nine months ended June 30, 2022, primarily in connection with the Company's simplification and other cost saving initiatives, which were largely recorded within Acquisition-related integration and restructuring expense. These simplification and other costs saving initiatives are focused on reducing complexity, enhancing product quality, refining customer experience, and improving cost efficiency across all of the Company’s segments. Restructuring liability activity for the nine months ended June 30, 2022 was as follows:

(Millions of dollars)	Employee Termination	Other	Total
Balance at September 30, 2021	$14	$5	$19
Charged to expense	7	65	72
Cash payments	(9)	(45)	(54)
Non-cash settlements	—	(20)	(20)
Balance at June 30, 2022	$12	$5	$17

Note 10 – Intangible Assets
At September 30, 2021, goodwill and other intangible assets related to the Diabetes Care business were classified as Noncurrent Assets of Discontinued Operations. For additional information, see Note 2.
Intangible assets consisted of:

	June 30, 2022			September 30, 2021
(Millions of dollars)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets
Developed technology	$14,498	$(5,733)	$8,764	$14,399	$(4,983)	$9,417
Customer relationships	4,677	(2,085)	2,592	4,653	(1,838)	2,815
Product rights	107	(78)	29	123	(83)	40
Trademarks	408	(151)	257	409	(137)	271
Patents and other	542	(344)	198	523	(339)	184
Amortized intangible assets	$20,231	$(8,391)	$11,840	$20,106	$(7,381)	$12,726
Unamortized intangible assets
Acquired in-process research and development	$44			$44
Trademarks	2			2
Unamortized intangible assets	$46			$46
Intangible amortization expense for the three months ended June 30, 2022 and 2021 was $357 million and $351 million, respectively. Intangible amortization expense for the nine months ended June 30, 2022 and 2021 was $1.064 billion and $1.049 billion, respectively.
The following is a reconciliation of goodwill by business segment:

(Millions of dollars)	Medical	Life Sciences	Interventional	Total
Goodwill as of September 30, 2021	$10,240	$836	$12,810	$23,886
Acquisitions (a)	—	71	205	276
Purchase price allocation adjustments	—	(1)	(2)	(3)
Currency translation	(81)	(11)	(98)	(191)
Goodwill as of June 30, 2022	$10,158	$895	$12,915	$23,968
(a)Represents goodwill recognized relative to certain acquisitions which were not material individually or in the aggregate.

Note 11 – Derivative Instruments and Hedging Activities
The Company uses derivative instruments to mitigate certain exposures. The Company does not enter into derivative financial instruments for trading or speculative purposes. The effects these derivative instruments and hedged items had on the Company’s balance sheets and the fair values of the derivatives outstanding at June 30, 2022 and September 30, 2021 were not material. The effects on the Company’s financial performance and cash flows are provided below.
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
The notional amounts of the Company’s foreign currency-related derivative instruments as of June 30, 2022 and September 30, 2021 were as follows:

(Millions of dollars)	Hedge Designation	June 30, 2022	September 30, 2021
Foreign exchange contracts (a)	Undesignated	$1,698	$2,735
Foreign currency-denominated debt (b)	Net investment hedges	2,309	2,543
Cross-currency swaps (c)	Net investment hedges	910	1,958
(a)Represent hedges of transactional foreign exchange exposures resulting primarily from intercompany payables and receivables. Gains and losses on these instruments are recognized immediately in income. These gains and losses are largely offset by gains and losses on the underlying hedged items, as well as the hedging costs associated with the derivative instruments. Net amounts recognized in Other (expense) income, net, during the three and nine months ended June 30, 2022 and 2021 were immaterial to the Company's consolidated financial results.
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
Net gains (losses) recorded to Accumulated other comprehensive income (loss) relating to the Company's net investment hedges for the three and nine-month periods were as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
(Millions of dollars)	2022	2021	2022	2021
Foreign currency-denominated debt	$99	$(4)	$193	$(25)
Cross-currency swaps	84	(16)	$129	$(100)

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
Changes in the fair value of the interest rate swaps designated as cash flow hedges (i.e., hedging the exposure to variability in expected future cash flows that is attributable to a particular risk) are recorded in Other comprehensive income (loss). If interest rate derivatives designated as cash flow hedges are terminated, the balance in Accumulated other comprehensive income (loss) attributable to those derivatives is reclassified into earnings, within Interest expense, over the remaining life of the hedged debt. The amounts reclassified from accumulated other comprehensive income relating to cash flow hedges during the three and nine months ended June 30, 2022 and 2021, as well as the amounts expected to be reclassified within the next 12 months, are not material to the Company's consolidated financial results.
The Company recorded net after-tax gains (losses) of $37 million and $(34) million during the three months ended June 30, 2022 and 2021, respectively, and net after-tax gains of $77 million and $71 million during the nine months ended June 30, 2022 and 2021, respectively, in Other comprehensive income relating to interest rate hedges. The gains recorded during the current three and nine-month periods were driven by a net after-tax gain of $41 million that was realized upon the Company’s termination of $500 million of forward starting interest rate swaps.
For interest rate swaps designated as fair value hedges (i.e., hedges against the exposure to changes in the fair value of an asset or a liability or an identified portion thereof that is attributable to a particular risk), changes in the fair value of the interest rate swaps offset changes in the fair value of the fixed rate debt due to changes in market interest rates. Amounts recorded during the three and nine months ended June 30, 2022 and 2021 were immaterial to the Company's consolidated financial results.
The notional amounts of the Company’s interest rate-related derivative instruments as of June 30, 2022 and September 30, 2021 were as follows:

(Millions of dollars)	Hedge Designation	June 30, 2022	September 30, 2021
Interest rate swaps (a)	Fair value hedges	$700	$700
Forward starting interest rate swaps (b)	Cash flow hedges	500	1,000
(a)Represents fixed-to-floating interest rate swap agreements the Company entered into to convert the interest payments on certain long-term notes from the fixed rate to a floating interest rate based on LIBOR.
(b)Represents interest rate derivatives entered into to mitigate exposure to interest rate risk related to future debt issuances.
Other Risk Exposures
The Company purchases resins, which are oil-based components used in the manufacture of certain products. Significant increases in world oil prices that lead to increases in resin purchase costs could impact future operating results. From time to time, the Company has managed price risks associated with these commodity purchases through commodity derivative forward contracts. The Company's outstanding commodity derivative forward contracts at June 30, 2022 were immaterial to the Company's consolidated financial results and the Company had no outstanding commodity derivative forward contracts at September 30, 2021.

Note 12 – Financial Instruments and Fair Value Measurements
The following reconciles cash and equivalents and restricted cash reported within the Company's consolidated balance sheets at June 30, 2022 and September 30, 2021 to the total of these amounts shown on the Company's consolidated statements of cash flows:

(Millions of dollars)	June 30, 2022	September 30, 2021
Cash and equivalents	$2,558	$2,283
Restricted cash	202	109
Cash and equivalents and restricted cash	$2,759	$2,392
Cash equivalents consist of all highly liquid investments with a maturity of three months or less at time of purchase. Restricted cash consists of cash restricted from withdrawal and usage except for certain product liability matters.
The fair values of the Company’s financial instruments are as follows:

(Millions of dollars)	Basis of fair value measurement	June 30, 2022	September 30, 2021
Institutional money market accounts and ultra-short bond fund (a)	Level 1	$650	$200
Current portion of long-term debt (b)	Level 2	1,678	503
Long-term debt (b)	Level 2	13,390	18,537

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
Nonrecurring Fair Value Measurements
In the third quarter of fiscal year 2022, the Company recorded non-cash asset impairment charges of $11 million to Cost of products sold in the Life Sciences segment and $19 million to Acquisition-related integration and restructuring expense in the Medical segment. In the second quarter of fiscal year 2022, the Company recorded a non-cash asset impairment charge of $54 million to Cost of products sold in the Medical segment. In the first quarter of fiscal year 2021, the Company recorded charges to Cost of products sold of $29 million to write down the carrying value of certain fixed assets. The amounts recognized were recorded to adjust the carrying amount of assets to the assets' fair values, which were estimated, based upon a market participant's perspective, using Level 3 inputs, including values estimated using the income approach.
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

	Three Months Ended June 30,		Nine Months Ended June 30,
(Millions of dollars)	2022	2021	2022	2021
Trade receivables transferred to third parties under factoring arrangements	$215	$284	$650	$1,071

	June 30, 2022	September 30, 2021
Amounts yet to be collected and remitted to the third parties	$215	$118

Note 13 – Debt
In February 2022, Embecta, as a wholly-owned subsidiary of the Company, issued $500 million of 5.000% senior secured notes due February 15, 2030, in advance of the Company’s spin-off of Embecta, which is further discussed in Note 2.
On March 31, 2022, Embecta entered into an indenture dated April 1, 2022 to issue $200 million of 6.750% senior secured notes due February 15, 2030. These notes were issued to the Company as part of the consideration for assets transferred to Embecta in connection with the spin-off. After the spin-off was effective on April 1, 2022, the Company exchanged these notes for $199 million of the aggregate principal amount outstanding on the Company’s Floating Rate Notes due June 6, 2022, which were purchased through a tender offer. The carrying value of the long-term notes tendered was $199 million, and the Company recognized a loss on this debt extinguishment of $2 million, which was recorded in the third quarter of fiscal year 2022 within Other (expense) income, net, on the Company’s condensed consolidated statements of income.
Also in connection with the spin-off, on March 31, 2022, Embecta issued a senior secured term loan facility with an aggregate principal amount of $950 million and a senior secured revolving credit facility providing borrowings of up to $500 million that was undrawn at March 31, 2022 and at the spin-off date.
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
Note 14 – Subsequent Event
Acquisition of Parata Systems
On July 18, 2022, the Company completed the acquisition of Parata Systems, an innovative provider of pharmacy automation solutions, for total cash consideration of $1.525 billion. Due to the recent timing of the acquisition, the Company is in the process of identifying and measuring the assets acquired and liabilities assumed. The preliminary purchase price allocation estimates and other related information will be disclosed in the Company’s Annual Report on Form 10-K for the period ending September 30, 2022.

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
BD’s Spin-Off of Diabetes Care
On April 1, 2022, BD completed the separation and distribution of Embecta, formerly BD's Diabetes Care business, into a separate, publicly-traded company. The historical results of the Diabetes Care business (previously included in BD’s Medical segment), as well as interest expense related to indebtedness incurred by Embecta prior to the spin-off date, have been reflected as discontinued operations in our condensed consolidated financial statements for all periods prior to the spin-off date of April 1, 2022. Additional disclosures regarding our spin-off of the Diabetes Care business are provided in Note 2 in the Notes to Condensed Consolidated Financial Statements.
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
•Availability of skilled labor, global energy sources, raw materials and electronic components; and
•Constrained logistics capacity related to the movement of goods around the globe.
The shortages of certain raw materials and components, delays in global transportation and the scarcity of labor in our manufacturing facilities may increase our lead times for some of our product offerings. During our fiscal year 2022, significant inflationary pressures are impacting our supply chain costs in certain areas. Our raw material and freight costs have been particularly impacted and these increased costs are pressuring our operating expenses and the costs of our investments. We are mitigating these inflationary pressures through the following:
•Driving strategic procurement initiatives to leverage alternatives sources of raw material and transportation;
•Implementing cost-containment measures, as well as intensifying continuous improvement and restructuring programs in our manufacturing and distribution facilities;
•Continuing strategic rationalization programs across multiple product lines as part of our simplification strategy; and
•Optimizing our sales through product allocation and price management.
The COVID-19 pandemic continues to drive volatility in global economic conditions. Resurgences in COVID-19 infections or new strains of the virus may affect the prioritization of acute and non-acute healthcare utilization, which may temporarily weaken future demand for certain of our products and increase the demand for other of our products. The pandemic has also contributed to the inflationary pressures and supply chain disruptions discussed above and these challenges could persist if governments impose lockdowns, quarantine requirements and other restrictions in order to control rates of COVID-19 infections, such as in China. Additionally, the pandemic has escalated challenges that existed for global healthcare systems prior to the pandemic, including budget constraints and staffing shortages, particularly shortages of nursing staff. Healthcare institutions may take actions to mitigate any persistent pressures on their budgets and such actions could impact the future demand for our products and services.
While resurgences of COVID-19 infections have continued to occur in various countries around the world, demand for our SARS-CoV-2 diagnostics tests and injection devices used for COVID-19 vaccinations has been volatile and has declined from the peak testing and vaccination levels reached earlier in the pandemic. As discussed below, our third quarter fiscal year 2022 revenues in our Life Sciences segment reflected sales related to COVID-19-only diagnostic testing on the BD VeritorTM Plus and BD MaxTM Systems of $76 million, compared with revenues from such testing products in the prior-year period of $300 million. During the third quarter of fiscal year 2022, revenues in our Life Sciences segment benefited from high demand for our combination influenza/COVID-19 testing assays.
Geopolitical conditions may also impact our operations. Our operations in Russia and Ukraine are not material to our financial results, and as such, the conflict between Russia and Ukraine has not materially impacted our results of operations to date. However, the continuation of the Russia-Ukraine military conflict and/or an escalation of the conflict beyond its current scope may weaken the global economy and could result in additional inflationary pressures and supply chain constraints, including the unavailability of energy. Due to the significant uncertainty that exists relative to the duration and overall impact of the macroeconomic factors discussed above, our future operating performance, particularly in the short-term, may be subject to volatility. The impacts of macroeconomic conditions on our business, results of operations, financial condition and cash flows are dependent on certain factors, including those discussed in our 2021 Annual Report on Form 10-K (the “2021 Annual Report”) and subsequent Quarterly Reports on Form 10-Q.
Overview of Financial Results and Financial Condition
For the three months ended June 30, 2022, worldwide revenues of $4.641 billion increased 0.7% from the prior-year period. This increase reflected the following impacts:

Increase (decrease) in current-period revenues
Volume	6.0%
Period-over-period decline in revenues related to COVID-19-only testing	(4.8)%
Pricing	2.6%
Foreign currency translation	(3.1)%
Increase in revenues from the prior-year period	0.7%
.
Volume growth in the third quarter of fiscal year 2022 was driven by demand for our core products and reflected strong demand across all of the Medical segment’s units, particularly in the Medication Delivery Solutions and Pharmaceutical Systems units. Third quarter volume growth was also driven by strong demand for core products in both of the Life Sciences segment’s units and across all units in the Interventional segment.
As noted above, our third quarter fiscal year 2022 revenues reflected sales related to COVID-19-only diagnostic testing on the BD VeritorTM Plus and BD MaxTM Systems of $76 million, compared with revenues from testing products in the prior-year period of $300 million.
Our BD 2025 strategy for growth is anchored in three pillars: grow, simplify and empower. As we execute this strategy, we continue to invest in research and development, strategic tuck-in acquisitions, geographic expansion, and new product programs to drive further revenue and profit growth. Our ability to sustain our long-term growth will depend on a number of factors, including our ability to expand our core business (including geographical expansion), develop innovative new products, and continue to improve operating efficiency and organizational effectiveness. As further discussed above, current global economic conditions have been relatively volatile due to various macroeconomic factors. We are mitigating the inflationary pressures on our businesses through the various strategies discussed above. However, there can be no assurance that we will be able to effectively mitigate such inflationary pressures in future periods, and an inability to offset inflationary pressures, at least in part, through the strategies discussed above could adversely impact our results of operations.
Cash flows from continuing operating activities were $1.498 billion in the first nine months of fiscal year 2022. At June 30, 2022, we had $2.773 billion in cash and equivalents and short-term investments, including restricted cash. We continued to return value to our shareholders in the form of dividends. During the first nine months of fiscal year 2022, we paid cash dividends of $812 million, including $745 million paid to common shareholders and $68 million paid to preferred shareholders.
Each reporting period, we face currency exposure that arises from translating the results of our worldwide operations to the U.S. dollar at exchange rates that fluctuate from the beginning of such period. A stronger U.S. dollar, compared to the prior-year period, resulted in an unfavorable foreign currency translation impact to our revenues during the third quarter of fiscal year 2022. The flow of foreign currency impacts to our earnings depends on various factors including our inventory turnover, our ability to leverage our global supply chain and the current-period mix of our sales, from both a product and geographic perspective. These factors resulted in a favorable foreign currency impact to earnings during the third quarter of fiscal year 2022. We evaluate our results of operations on both a reported and a foreign currency-neutral basis, which excludes the impact of fluctuations in foreign currency exchange rates. As exchange rates are an important factor in understanding period-to-period comparisons, we believe the presentation of results on a foreign currency-neutral basis in addition to reported results helps improve investors’ ability to understand our operating results and evaluate our performance in comparison to prior periods. Foreign currency-neutral ("FXN") information compares results between periods as if exchange rates had remained constant period-over-period. We use results on a foreign currency-neutral basis as one measure to evaluate our performance. We calculate foreign currency-neutral percentages by converting our current-period local currency financial results using the prior-period foreign currency exchange rates and comparing these adjusted amounts to our current-period results. These results should be considered in addition to, not as a substitute for, results reported in accordance with U.S. generally accepted accounting principles ("GAAP"). Results on a foreign currency-neutral basis, as we present them, may not be comparable to similarly titled measures used by other companies and are not measures of performance presented in accordance with U.S. GAAP.

Results of Continuing Operations
Medical Segment
The following summarizes third quarter Medical revenues by organizational unit:

	Three months ended June 30,
(Millions of dollars)	2022	2021	Total Change	Estimated FX Impact	FXN Change
Medication Delivery Solutions (a)	$1,061	$1,019	4.1%	(2.3)%	6.4%
Medication Management Solutions	607	597	1.6%	(2.0)%	3.6%
Pharmaceutical Systems (a)	523	475	10.0%	(6.3)%	16.3%
Total Medical Revenues	$2,191	$2,091	4.7%	(3.2)%	7.9%
(a)Prior-period amounts were recast to reflect former intercompany transactions with Embecta.
The Medication Delivery Solutions unit’s revenue growth in the third quarter of 2022 reflected competitive gains for catheters and vascular care products, as well as improved healthcare utilization in the current-year period, particularly within the United States. Third quarter 2022 revenues in the Medication Delivery Solutions unit were unfavorably impacted by pandemic-related lockdowns imposed in China. In the Medication Management Solutions unit, revenue growth reflected momentum in global placements of dispensing systems. The Pharmaceutical Systems unit’s strong revenue growth in the third quarter of 2022 reflected our ability to meet the high demand for pre-filled devices through strategic capacity expansion investments.

	Nine months ended June 30,
(Millions of dollars)	2022	2021	Total Change	Estimated FX Impact	FXN Change
Total Medical Revenues	$6,465	$6,116	5.7%	(1.7)%	7.4%

Medical segment income for the three and nine-month periods is provided below.

	Three months ended June 30,		Nine months ended June 30,
(Millions of dollars)	2022	2021	2022	2021
Medical segment income	$573	$486	$1,587	$1,474

Segment income as % of Medical revenues	26.1%	23.2%	24.5%	24.1%
The Medical segment's income in the third quarter reflected higher gross profit margin and lower operating expenses as discussed in greater detail below:
•The Medical segment’s higher gross profit margin in the third quarter of 2022 compared with the third quarter of 2021 primarily reflected lower manufacturing costs resulting from continuous improvement projects which enhanced the efficiency of our operations, as well as favorable impacts from price management and foreign currency translation.

These favorable impacts to the Medical segment’s third quarter gross margin were partially offset by higher raw material and freight costs.
•Selling and administrative expense as a percentage of revenues was lower in the third quarter of 2022 compared with the third quarter of 2021, which reflected efforts to contain certain selling, travel and other administrative activities, partially offset by higher shipping costs.
•Research and development expense as a percentage of revenues was lower in the third quarter of 2022 compared with the third quarter of 2021, which reflected the timing of project spending.
•The Medical segment’s operating income in the third quarter of 2022 reflected non-cash asset impairment charges of $19 million, which were recorded to Acquisition-related integration and restructuring expense.
Life Sciences Segment
The following summarizes third quarter Life Sciences revenues by organizational unit:

	Three months ended June 30,
(Millions of dollars)	2022	2021	Total Change	Estimated FX Impact	FXN Change
Integrated Diagnostic Solutions	$961	$1,117	(14.0)%	(3.5)%	(10.5)%
Biosciences	348	316	10.1%	(4.1)%	14.2%
Total Life Sciences Revenues	$1,309	$1,433	(8.7)%	(3.6)%	(5.1)%

As previously discussed above, the Integrated Diagnostic Solutions unit’s revenues related to COVID-19-only diagnostic testing on the BD VeritorTM Plus and BD MaxTM Systems in the third quarter of 2022 were $76 million compared with revenues of $300 million in the prior-year period. The Integrated Diagnostic Solutions unit’s third quarter revenues were favorably impacted by continued adoption of our broader respiratory panel and our larger installed base of instruments. Revenues in the Integrated Diagnostic Solutions unit also reflected growth in specimen management products which was attributable to price management and improvements in production throughput. The Biosciences unit's revenue growth in the third quarter of 2022 was driven by strong demand for our research reagents and continued adoption of the unit’s e-commerce platform. Third quarter 2022 growth in the Biosciences unit's sales of instruments was enabled by the unit’s recent product launches and the strategic procurement of critical electronic components to meet the customer demand for our product offerings.

	Nine months ended June 30,
(Millions of dollars)	2022	2021	Total Change	Estimated FX Impact	FXN Change
Total Life Sciences Revenues	$4,277	$4,998	(14.4)%	(1.8)%	(12.6)%

Life Sciences segment income for the three and nine-month periods is provided below.

	Three months ended June 30,		Nine months ended June 30,
(Millions of dollars)	2022	2021	2022	2021
Life Sciences segment income	$414	$432	$1,366	$1,953

Segment income as % of Life Sciences revenues	31.6%	30.1%	31.9%	39.1%

The Life Sciences segment's income in the third quarter primarily reflected higher gross profit margin as discussed in greater detail below:
•The Life Sciences segment’s gross profit margin in the third quarter of 2022 compared with the third quarter of 2021 was higher primarily due to approximately $71 million of excess and obsolete inventory expenses in the prior-year period related to COVID-19 testing inventory. Higher gross profit margin in the current-year period also reflected lower manufacturing costs resulting from continuous improvement projects which enhanced the efficiency of our operations, as well as favorable impacts from price management, product mix and foreign currency translation. The Life Sciences segment’s gross profit margin in the third quarter of 2022 was unfavorably impacted by the decline in COVID-19-only testing revenues compared with the prior-period, as well as higher raw material and freight costs.
•Selling and administrative expense as a percentage of revenues in the third quarter of 2022 was relatively flat compared with the third quarter of 2021.
•Research and development expense as a percentage of revenues was higher in the third quarter of 2022 compared with the third quarter of 2021, primarily due to the current-period decline in revenues.
Interventional Segment
The following summarizes third quarter Interventional revenues by organizational unit:

	Three months ended June 30,
(Millions of dollars)	2022	2021	Total Change	Estimated FX Impact	FXN Change
Surgery	$352	$336	4.7%	(1.7)%	6.4%
Peripheral Intervention	463	436	6.3%	(2.8)%	9.1%
Urology and Critical Care	326	310	5.2%	(2.5)%	7.7%
Total Interventional Revenues	$1,142	$1,082	5.5%	(2.4)%	7.9%
The Surgery unit’s third quarter 2022 revenues reflected strong global sales of our advanced repair and reconstruction platforms, as well as a benefit from the unit’s fiscal year 2021 acquisition of Tepha, Inc. Third quarter 2022 revenues in the Peripheral Intervention unit were driven by global market penetration of our RotarexTM system, the unit’s fiscal year 2022 acquisition of Venclose, Inc. and the relaunch of our VenovoTM system. The Peripheral Intervention unit’s current-period revenues also reflected its ability to meet end market demand from prior quarters despite supply chain constraints. The Urology and Critical Care unit’s revenue growth in the third quarter of 2022 was driven by strong demand for acute urology products, as well as the unit’s recovery from supply chain constraints from earlier in the fiscal year.

	Nine months ended June 30,
(Millions of dollars)	2022	2021	Total Change	Estimated FX Impact	FXN Change
Total Interventional Revenues	$3,367	$3,168	6.3%	(1.2)%	7.5%

Interventional segment income for the three and nine-month periods is provided below.

	Three months ended June 30,		Nine months ended June 30,
(Millions of dollars)	2022	2021	2022	2021
Interventional segment income	$293	$214	$826	$725

Segment income as % of Interventional revenues	25.7%	19.8%	24.5%	22.9%

The Interventional segment's income in the third quarter reflected higher gross profit margin and lower operating expenses as discussed in greater detail below:
•The Interventional segment’s higher gross profit margin in the third quarter of 2022 compared with the third quarter of 2021 primarily reflected price management and favorable foreign currency translation.
•Selling and administrative expense as a percentage of revenues was lower in the third quarter of 2022 compared with the third quarter of 2021, as the increase in current-period revenues outpaced spending for selling and other administrative activities.

•Research and development expense as a percentage of revenues was lower in the third quarter of 2022 compared with the third quarter of 2021, as the increase in current-period revenues outpaced the timing of project spending.
Geographic Revenues
BD’s worldwide third quarter revenues by geography were as follows:

	Three months ended June 30,
(Millions of dollars)	2022	2021	Total Change	Estimated FX Impact	FXN Change
United States	$2,643	$2,424	9.0%	—%	9.0%
International	1,998	2,182	(8.4)%	(6.5)%	(1.9)%
Total Revenues	$4,641	$4,607	0.7%	(3.1)%	3.8%

U.S. revenue growth in the third quarter of 2022 benefited from high demand for combination influenza/COVID-19 testing assays in the Life Sciences segment's Integrated Diagnostic Solutions unit. U.S. revenues in the third quarter of 2022 also reflected strong sales in the Medical segment’s Medication Delivery Solutions and Pharmaceutical Systems units, as well as by strong sales in the Life Science’s segment’s Biosciences unit and the Interventional segment’s Urology and Critical Care unit.
The decline in international revenues in the third quarter of 2022 was primarily driven by an unfavorable comparison to the prior-year quarter, which substantially benefited from sales in the Life Sciences segment's Integrated Diagnostic Solutions unit related to COVID-19-only diagnostic testing, as further discussed above. This third quarter decline in international revenues was partially offset by strong sales in the Medical segment’s Pharmaceutical Systems unit, the Life Sciences segment’s Biosciences unit and the Interventional segment’s Peripheral Intervention unit.
Emerging market revenues were as follows and reflected growth in Latin America and EMA, as well as growth in China despite an unfavorable impact from pandemic-related lockdowns:

	Three months ended June 30,
(Millions of dollars)	2022	2021	Total Change	Estimated FX Impact	FXN Change
Emerging markets	$703	$679	3.7%	(2.4)%	6.1%
Specified Items
Reflected in the financial results for the three and nine-month periods of fiscal years 2022 and 2021 were the following specified items:

	Three months ended June 30,		Nine months ended June 30,
(Millions of dollars)	2022	2021	2022	2021
Integration costs (a)	$18	$27	$46	$94
Restructuring costs (a)	38	(4)	72	27
Separation-related items (b)	11	—	10	—
Purchase accounting adjustments (c)	354	355	1,074	1,055
European regulatory initiative-related costs (d)	39	32	105	91
Investment gains/losses and asset impairments (e)	4	—	94	—
Transaction gain/loss, product and other litigation-related matters (f)	6	(70)	47	258
Impacts of debt extinguishment	2	—	2	30
Total specified items	472	341	1,451	1,555
Less: tax impact of specified items	76	59	258	262
After-tax impact of specified items	$396	$282	$1,193	$1,293
(a)Represents amounts associated with acquisition-related integrations and restructuring activities which are primarily recorded in Acquisition-related integration and restructuring expense and are further discussed below.

(b)Represents costs recorded to Other operating expense (income), net and incurred in connection with the separation of BD's former Diabetes Care business.
(c)Includes amortization and other adjustments related to the purchase accounting for acquisitions. BD’s amortization expense is primarily recorded in Cost of products sold.
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
(e)Primarily includes non-cash (gains) losses recorded within Other (expense) income, net relating to certain investments. The amount in the nine-month period of fiscal year 2022 also includes a non-cash asset impairment charge recorded in Cost of products sold of $54 million in the Medical segment.
(f)The amount in the three-month period of fiscal year 2022 represented a charge recorded to Cost of products sold to adjust the estimate of future product remediation costs. Total charges recorded to adjust this estimate in the nine-month periods of fiscal year 2022 and 2021 were $41 million and $37 million, respectively. The amount in the three and nine-month periods of fiscal year 2021 include a gain of $88 million on a sale-leaseback transaction. The amount in the nine-month period of 2021 additionally includes charges of $296 million in Other operating expense (income), net to record product liability reserves, including related legal defense costs.

Gross Profit Margin
Gross profit margin for the three and nine-month periods of fiscal year 2022 compared with the prior-year periods in fiscal year 2021 reflected the following impacts:

	Three-month period	Nine-month period
June 30, 2021 gross profit margin %	42.5%	45.8%
Impact of purchase accounting adjustments and other specified items	—%	(0.6)%
Period-over-period decline in COVID-19-only testing profitability	0.5%	(0.9)%
Operating performance	0.2%	—%
Foreign currency translation	1.3%	1.1%
June 30, 2022 gross profit margin %	44.5%	45.4%
The impact of other specified items on gross profit margin in the nine-month period of 2022 included a non-cash asset impairment charge of $54 million in the Medical segment. Operating performance in the three and nine-month periods of 2022 largely reflected our efforts to mitigate higher raw material costs through leveraging our ongoing continuous improvement projects, optimizing our product mix and implementing price management. Operating performance in the three and nine-month periods of 2021 was unfavorably impacted by approximately $71 million of excess and obsolete inventory expenses related to COVID-19 testing inventory which were recognized by the Integrated Diagnostic Solutions unit.

Operating Expenses
A summary of operating expenses for the three and nine-month periods of fiscal years 2022 and 2021 is as follows:

	Three months ended June 30,		Increase (decrease) in basis points	Nine months ended June 30,		Increase (decrease) in basis points
	2022	2021		2022	2021
(Millions of dollars)
Selling and administrative expense	$1,149	$1,200		$3,527	$3,434
% of revenues	24.8%	26.1%	(130)	25.0%	24.0%	100

Research and development expense	$315	$330		$956	$911
% of revenues	6.8%	7.2%	(40)	6.8%	6.4%	40

Acquisition-related integration and restructuring expense	$55	$24		$118	$121

Other operating expense (income), net	$11	$(88)		$7	$208
Selling and administrative expense
Lower selling and administrative expense as a percentage of revenues in the three-month period of 2022 primarily reflected a decrease in our deferred compensation plan liability due to market performance and favorable foreign currency translation, partially offset by higher shipping costs. Higher selling and administrative expense as a percentage of revenues in the nine-month period of 2022 compared with the prior-year periods primarily reflected higher shipping and selling costs in the current-year period, partially offset by a decrease in our deferred compensation plan liability due to market performance and favorable foreign currency translation. The investment losses on deferred compensation plan assets were recorded to Other (expense) income, net.
Research and development expense
Research and development expense as a percentage of revenues in the three and nine-month periods of 2022 primarily reflected the timing of project spending. Spending in both the current and prior-year periods reflected our continued commitment to drive innovation and growth with new products and platforms.
Acquisition-related integration and restructuring expense
Acquisition-related integration and restructuring expense in the three and nine-month periods of 2022 included restructuring costs related to simplification and other cost saving initiatives, as well as system integration costs. Restructuring expenses in the three and nine-month periods of 2022 included non-cash asset impairment charges of $19 million, as noted above and further discussed in Note 12 in the Notes to Condensed Consolidated Financial Statements. Costs in the three and nine-month periods of 2021 included restructuring costs related to simplification and other cost saving initiatives, as well as integration costs incurred due to our acquisition of C.R. Bard, Inc. in the first quarter of fiscal year 2018. For further disclosures regarding restructuring costs, refer to Note 9 in the Notes to Condensed Consolidated Financial Statements.
Other operating expense (income), net
Other operating expense (income), net in the three and nine-month periods of 2022 included costs associated with the spin-off of BD's former Diabetes Care business. Other operating expense (income), net in the three and nine-month periods of 2021 included a gain of $88 million on a sale-leaseback transaction. The amount in the nine-month period of 2021 also included charges of $296 million to record product liability reserves, including related legal defense costs.

Nonoperating Income
Net interest expense
The components for the three and nine-month periods of fiscal years 2022 and 2021 were as follows:

	Three months ended June 30,		Nine months ended June 30,
(Millions of dollars)	2022	2021	2022	2021
Interest expense	$(99)	$(115)	$(294)	$(358)
Interest income	5	2	9	7
Net interest expense	$(94)	$(113)	$(285)	$(351)

Lower interest expense in the current-year periods compared with the prior-year periods primarily reflected lower overall interest rates on debt outstanding as a result of prior-year refinancing activities.
Income Taxes
The income tax rates for the three and nine-month periods of fiscal years 2022 and 2021 are provided below.

	Three months ended June 30,		Nine months ended June 30,
	2022	2021	2022	2021
Effective income tax rate	7.4%	(7.5)%	7.9%	5.9%

Impact, in basis points, from specified items	(460)	(1,180)	(490)	(550)

The effective income tax rates for the three and nine-month periods of fiscal year 2022 primarily reflected tax impacts from specified items that were less favorable compared with the benefits associated with specified items recognized in the prior-year periods.

Net Income and Diluted Earnings per Share from Continuing Operations
Net income and diluted earnings per share from continuing operations for the three and nine-month periods of fiscal years 2022 and 2021 were as follows:

	Three months ended June 30,		Nine months ended June 30,
	2022	2021	2022	2021
Net Income from Continuing Operations (Millions of dollars)	$390	$407	$1,348	$1,450
Diluted Earnings per Share from Continuing Operations	$1.28	$1.32	$4.45	$4.72

Unfavorable impact-specified items	$(1.38)	$(0.97)	$(4.15)	$(4.41)
Favorable impact-foreign currency translation	$0.10		$0.30

Liquidity and Capital Resources
The following table summarizes our condensed consolidated statements of cash flows:

	Nine months ended June 30,
(Millions of dollars)	2022	2021
Net cash provided by (used for) continuing operations
Operating activities	$1,498	$3,285
Investing activities	$(1,215)	$(1,162)
Financing activities	$(187)	$(2,164)

Net Cash Flows from Continuing Operating Activities
Cash flows from continuing operating activities in the first nine months of fiscal year 2022 reflected net income, adjusted by a change in operating assets and liabilities that was a net use of cash. This net use of cash primarily reflected lower levels of accounts payable and accrued expenses and higher levels of inventory and prepaid expenses, partially offset by lower levels of trade receivables. Cash flows from continuing operating activities in the current-year period additionally reflected a discretionary cash contribution of $134 million to fund our pension obligation.
Cash flows from continuing operating activities in the first nine months of fiscal year 2021 reflected net income, adjusted by a change in operating assets and liabilities that was a net source of cash. This net source of cash primarily reflected lower levels of trade receivables and higher levels of accounts payable and accrued expenses, partially offset by higher levels of inventory and prepaid expenses.
Net Cash Flows from Continuing Investing Activities
Our investments in capital expenditures are focused on projects that enhance our cost structure and manufacturing capabilities, as well as support our BD 2025 strategy for growth and simplification. Net outflows from continuing investing activities in the first nine months of fiscal year 2022 included capital expenditure-related outflows of $658 million, compared with $742 million in the prior-year period. Net outflows from continuing investing activities in the first nine months of fiscal year 2022 also included cash payments of $450 million relating to various strategic acquisitions we have executed as part of our growth strategy, including our acquisitions of Scanwell Health, Inc, Tissuemed, Ltd., and Venclose, Inc. Net outflows from continuing investing activities in the first nine months of fiscal year 2021 included cash payments related to acquisitions of $283 million.
Net Cash Flows from Continuing Financing Activities
Net cash from continuing financing activities in the first nine months of fiscal years 2022 and 2021 included the following significant cash flows:

	Nine months ended June 30,
(Millions of dollars)	2022	2021
Cash inflow (outflow)
Proceeds from long-term debt	$—	$1,715
Distribution from Embecta	$1,266	$—
Net transfer of cash to Embecta upon spin-off	$(265)	$—
Payments of debt	$(305)	$(1,999)
Repurchases of common stock	$—	$(1,000)
Dividends paid	$(812)	$(789)
Additional disclosures regarding the spin-off of Embecta are provided in Notes 2 and 13 in the Notes to Condensed Consolidated Financial Statements.

Certain measures relating to our total debt were as follows:

(Millions of dollars)	June 30, 2022	September 30, 2021
Total debt	$16,365	$17,610

Weighted average cost of total debt	2.7%	2.4%
Total debt as a percentage of total capital*	37.6%	41.1%
*    Represents shareholders’ equity, net non-current deferred income tax liabilities, and debt.
Cash and Short-Term Investments
At June 30, 2022, total worldwide cash and equivalents and short-term investments, including restricted cash, were approximately $2.773 billion. These assets were largely held in the United States. We regularly review the amount of cash and short-term investments held outside of the United States and our historical foreign earnings are used to fund foreign investments or meet foreign working capital and property, plant and equipment expenditure needs. To fund cash needs in the United States, we rely on ongoing cash flow from U.S. operations, access to capital markets and remittances from foreign subsidiaries of earnings that are not considered to be permanently reinvested.
Financing Facilities
We have a five-year senior unsecured revolving credit facility in place which will expire in September 2026. The credit facility provides borrowings of up to $2.75 billion, with separate sub-limits of $100 million for letters of credit and swingline loans. The expiration date of the credit facility may be extended for up to two additional one year periods, subject to certain restrictions (including the consent of the lenders). The credit facility provides that we may, subject to additional commitments by lenders, request an additional $500 million of financing, for a maximum aggregate commitment under the credit facility of up to $3.25 billion. Proceeds from this facility may be used for general corporate purposes. There were no borrowings outstanding under the revolving credit facility at June 30, 2022.
The agreement for our revolving credit facility contains the following financial covenants. We were in compliance with these covenants, as applicable, as of June 30, 2022.
•We are required to have a leverage coverage ratio of no more than:
◦4.25-to-1 as of the last day of each fiscal quarter following the closing of the credit facility; or
◦4.75-to-1 for the four full fiscal quarters following the consummation of a material acquisition.
We also have informal lines of credit outside the United States. We may, from time to time, access the commercial paper market as we manage working capital over the normal course of our business activities. We had no commercial paper borrowings outstanding as of June 30, 2022. Also, over the normal course of our business activities, we transfer certain trade receivable assets to third parties under factoring agreements. Additional disclosures regarding sales of trade receivable assets are provided in Note 12 in the Notes to Condensed Consolidated Financial Statements.

Access to Capital and Credit Ratings
In June 2022, Moody’s Investors Service (“Moody’s”) upgraded our senior unsecured rating to Baa2 from Baa3. Moody’s also updated BD’s commercial paper rating to P-2 from P-3 and revised its outlook on our ratings from Positive to Stable. Also in June 2022, Fitch Ratings (“Fitch”) upgraded our senior unsecured rating to BBB from BBB- and revised its outlook on our ratings from Positive to Stable. In addition, Fitch assigned us with a commercial paper rating of F2. Our corporate credit ratings with Standard & Poor's Ratings Services at June 30, 2022 were unchanged compared with our ratings at September 30, 2021.
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
Ethylene Oxide/Consent Order — Covington, Georgia, USA
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
At a broader level, there is increased focus on the use of ethylene oxide, and several states have imposed, or may impose in the future, additional regulatory requirements associated with the use and emission of ethylene oxide, the most frequently used sterilant for medical devices and health care products in the U.S. This increased regulation could require BD or sterilization service providers, including providers used by BD, to temporarily suspend operations to install additional fugitive emissions control technology, limit the use of ethylene oxide or take other actions, which would impact BD’s operations and further reduce the available capacity of third-party providers to sterilize medical devices and health care products. A few states have filed lawsuits to require additional air quality controls and expand limitations on the use of ethylene oxide at sterilization facilities. For example, in December 2020, the State of New Mexico filed a lawsuit seeking a temporary restraining order and a preliminary and permanent injunction against a major medical device sterilizer, which sterilizes certain of our surgery products, to reduce ethylene oxide emissions associated with their sterilization process. On the federal level, in late 2019, the U.S. Environmental Protection Agency provided notice that it would be conducting rulemaking to reconsider federal regulations applicable to the use and emission of ethylene oxide, and there continues to be increased focus on the use of ethylene oxide on the federal level. If any such proceedings or rulemaking result in the suspension or interruption of sterilization operations at BD or at medical device sterilizers used by BD, or otherwise limit the availability of third-party sterilization capacity, this could interrupt or otherwise adversely impact production of certain of our products or lead to civil litigation or other claims against BD. BD has business continuity plans in place to mitigate the impact of any such disruptions, although these plans may not be able to fully offset such impact, for the reasons noted above.

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
The following are some important factors that could cause our actual results to differ from our expectations in any forward-looking statements. The Russia and Ukraine conflict may also heighten the impact of certain of these factors described below and the Risk Factors in our 2021 Annual Report. For further discussion of certain of these factors, see Item 1A. Risk Factors in our 2021 Annual Report and our subsequent Quarterly Reports on Form 10-Q.
•Any impact the COVID-19 pandemic, including resurgences in COVID-19 infections or new strains of the virus or additional or extended lockdowns or other restrictions imposed by government entities, may have on our business, the global economy’s recovery and the global healthcare system. This may include decreases in the demand for our products, disruptions to our operations or the operations of our suppliers and customers (including employee absenteeism) or disruptions to our supply chain.
•Factors such as the rate of vaccination, the effectiveness of vaccines against different strains, the rate of infections, and competitive factors that could impact the demand and pricing for our COVID-19 diagnostics testing.
•The impact of inflation and disruptions in our global supply chain on BD and our suppliers (particularly sole-source suppliers and providers of sterilization services), including fluctuations in the cost and availability of oil-based resins and other raw materials, as well as certain components, used in the production or sterilization of our products, transportation constraints and delays, product shortages, energy shortages or increased energy costs, labor shortages in the United States and elsewhere, and increased operating and labor costs.
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
•Cost-containment efforts in the U.S. or in other countries in which we do business, such as alternative payment reform and increased use of competitive bidding and tenders, including, without limitation, any expansion of the volume-based procurement process in China or implementation of similar cost-containment efforts.
•Changes in the domestic and foreign healthcare industry or in medical practices that result in a reduction in procedures using our products or increased pricing pressures, including cost-reduction measures instituted by and the continued consolidation among healthcare providers.
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
•The effects of regulatory or other events that adversely impact our supply chain, including our ability to manufacture our products (particularly where production of a product line or sterilization operations are concentrated in one or more plants), source materials or components or services from suppliers (including sole-source suppliers) that are needed for such manufacturing (including sterilization), or provide products to our customers, including events that impact key distributors.
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
Item 4.    Controls and Procedures
An evaluation was carried out by BD’s management, with the participation of BD’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of BD’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of June 30, 2022. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were, as of the end of the period covered by this report, effective and designed to ensure that material information relating to BD and its consolidated subsidiaries would be made known to them by others within these entities.
There were no changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2022 identified in connection with the above-referenced evaluation that have materially affected, or are reasonably likely to materially affect, BD’s internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1.    Legal Proceedings
We are involved, both as a plaintiff and a defendant, in various legal proceedings, including product liability and environmental matters as set forth in our 2021 Annual Report, and in Note 5 of the Notes to Condensed Consolidated Financial Statements in this report, which is incorporated herein by reference.

Item 1A.     Risk Factors

There have been no material changes to the risk factors previously disclosed in Part I, Item 1A, of our 2021 Annual Report or our subsequent Quarterly Reports on Form 10-Q.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
The table below sets forth certain information regarding our purchases of common stock of BD during the quarter ended June 30, 2022.
Issuer Purchases of Equity Securities

For the three months ended June 30, 2022	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
April 1 – 30, 2022	—	$—	—	10,753,131
May 1 – 31, 2022	1,165	296.62	—	10,753,131
June 1 – 30, 2022	—	—	—	10,753,131
Total	1,165	$296.62	—	10,753,131
(1)Includes 1,165 shares purchased during the quarter in open market transactions by the trust relating to BD’s Deferred Compensation and Retirement Benefit Restoration Plan and 1996 Directors’ Deferral Plan.
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
Dated: August 4, 2022

/s/ Christopher J. DelOrefice
Christopher J. DelOrefice
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/ Thomas J. Spoerel
Thomas J. Spoerel
Senior Vice President, Controller and Chief Accounting Officer
(Principal Accounting Officer)