Form 10-K
period 2022-09-30
BECTON DICKINSON & CO
filed 2022-11-22
CIK 10795

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)
☑    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2022
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐        No  ☑
As of March 31, 2022, the aggregate market value of the registrant’s outstanding common stock held by non-affiliates of the registrant was approximately $74,865,947,637.
As of October 31, 2022, 283,375,793 shares of the registrant’s common stock were outstanding.
Documents Incorporated by Reference. Portions of the registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held January 24, 2023 are incorporated by reference into Part III hereof.

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
BD is a global medical technology company engaged in the development, manufacture and sale of a broad range of medical supplies, devices, laboratory equipment and diagnostic products used by healthcare institutions, physicians, life science researchers, clinical laboratories, the pharmaceutical industry and the general public. We provide customer solutions that are focused on improving medication management and patient safety; supporting infection prevention practices; equipping surgical and interventional procedures; improving drug delivery; aiding anesthesiology care; enhancing the diagnosis of infectious diseases and cancers; and advancing cellular research and applications.
Business Segments
BD’s operations consist of three worldwide business segments: BD Medical, BD Life Sciences and BD Interventional. Information with respect to BD’s business segments is included in Note 8 to the consolidated financial statements contained in Item 8. Financial Statements and Supplementary Data, and is incorporated herein by reference.
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

Medication Management Solutions
IV medication safety and infusion therapy delivery systems, including infusion pumps, dedicated disposables, and IV fluids; medication compounding workflow systems; automated medication dispensing; automated supply management systems; medication inventory optimization and tracking systems; informatics and analytics solutions for enterprise medication management; and pharmacy automation systems.

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
Integrated Diagnostic Solutions
Integrated systems for specimen collection; safety-engineered blood collection products and systems; automated blood culturing and tuberculosis culturing systems; molecular testing systems for infectious diseases and women’s health; microorganism identification and drug susceptibility systems; liquid-based cytology systems and HPV tests for cervical cancer screening and genotyping; rapid diagnostic assays for testing of respiratory infections at the point of care; microbiology laboratory automation; and plated media for clinical and industrial applications.

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

Organizational Unit	Principal Product Lines
Surgery	Hernia and soft tissue repair, biological grafts, bioresorbable grafts, biosurgery, and other surgical products, BD ChloraPrep™ surgical infection prevention products, and V. Mueller™ surgical and laparoscopic instrumentation products.
Peripheral Intervention
Percutaneous transluminal angioplasty (“PTA”) balloon catheters, radio frequency ablation catheters, peripheral vascular stents, self-expanding and balloon-expandable stent grafts, vascular grafts, drug coated balloons, ports, biopsy, chronic dialysis, feeding, inferior vena catheter filters, endovascular fistula creation devices and drainage products, and atherectomy and thrombectomy systems.

Urology and Critical Care	Urine management & measurement devices, urological drainage products, intermittent catheters, kidney stone management devices, Targeted Temperature Management, and fecal management devices.
Acquisition
On July 18, 2022, BD completed the acquisition of Parata Systems (“Parata”), an innovative provider of pharmacy automation solutions, for total cash consideration of $1.548 billion. Since the acquisition date, financial results for Parata's product offerings are being reported within results for the Medical segment’s Medication Management Solutions unit. Additional information regarding this acquisition is contained in Note 11 to the consolidated financial statements contained in Item 8. Financial Statements and Supplementary Data, which is incorporated herein by reference.

Spin-Off of Diabetes Care
On April 1, 2022, BD completed the separation and distribution of Embecta Corp. (“Embecta”), formerly BD's Diabetes Care business, into a separate, publicly-traded company. The historical results of the Diabetes Care business (previously included in BD’s Medical segment), as well as interest expense related to indebtedness incurred by Embecta prior to the spin-off date, have been reflected as discontinued operations in our consolidated financial statements for all periods prior to the spin-off date of April 1, 2022. Additional disclosures regarding our spin-off of the Diabetes Care business are provided in Note 2 to the consolidated financial statements contained in Item 8. Financial Statements and Supplementary Data, which is incorporated herein by reference.
International Operations
BD’s products are manufactured and sold worldwide. For reporting purposes, we organize our operations outside the United States as follows: EMEA (which includes Europe, the Middle East and Africa); Greater Asia (which includes countries in Greater China, Japan, South Asia, Southeast Asia, Korea, and Australia and New Zealand); Latin America (which includes Mexico, Central America, the Caribbean and South America); and Canada. BD has manufacturing operations outside the United States in Bosnia and Herzegovina, Brazil, Canada, China, Dominican Republic, France, Germany, Hungary, India, Ireland, Israel, Italy, Japan, Malaysia, Mexico, the Netherlands, Singapore, Spain, and the United Kingdom. Geographic information with respect to BD’s operations is included under the heading “Geographic Information” in Note 8 to the consolidated financial statements included in Item 8. Financial Statements and Supplementary Data.
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

Distribution
BD’s products are marketed and distributed in the United States and internationally through independent distribution channels, as well as directly to hospitals and other healthcare related institutions by BD and independent sales representatives. BD uses acute care, non-acute care, laboratory and drug wholesaler distributors to broadly support our overall disposable product demand from our end user customers in the United States, while our capital equipment is mostly sold direct to our end user customers. In international markets, products are distributed either directly or through distributors, with the practice varying by country. Order backlog is not usually material to BD’s business inasmuch as orders for BD products generally are received and filled on a current basis. BD’s worldwide sales are not generally seasonal, with the exception of certain medical devices in the Medication Delivery Solutions business unit, and flu diagnostic products in the Integrated Diagnostic Systems business unit, both of which relate to seasonal diseases such as influenza. In order to service its customers, optimize logistics, lower facilities costs and reduce finished goods inventory levels, BD operates consolidated distribution facilities globally.
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

Competition
BD operates in the increasingly complex and challenging medical technology marketplace. Technological advances and scientific discoveries have accelerated the pace of change in medical technology, the regulatory environment of medical products is becoming more complex and vigorous, and economic conditions have resulted in a challenging market. Companies of varying sizes compete in the global medical technology field. Some are more specialized than BD with respect to particular markets, and some have greater financial resources than BD. New companies have entered the field, particularly in the areas of molecular diagnostics, non-traditional point of care and at-home testing, safety-engineered devices and in the life sciences, and established companies have diversified their business activities into the medical technology area. Other firms engaged in the distribution of medical technology products have become manufacturers of medical devices and instruments as well. Acquisitions and collaborations by and among companies seeking a competitive advantage also affect the competitive environment. In addition, the entry into the market of low-cost manufacturers has created increased pricing pressures. BD competes in this evolving marketplace on the basis of many factors, including price, quality, innovation, service, reputation, distribution and promotion. The impact of these factors on BD’s competitive position varies among BD’s various product offerings. In order to remain competitive in the industries in which it operates, BD continues to make investments in R&D, quality management, quality improvement, product innovation, manufacturing and supply chain investments to boost supply reliability and productivity improvement in support of its core strategies. See further discussion of the risks relating to competition in the medical technology industry in Item 1A. Risk Factors.
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
For example, as a result of the Patient Protection and Affordable Care Act (“PPACA”), the U.S. has implemented value-based payment methodologies and has created alternative payment models such as bundled payments to continue to drive improved value. We see other governments around the world considering similar bundling reform measures, with the utilization of the Diagnosis Related Group (“DRG”) as a payment mechanism to drive toward quality and resource-based reimbursement becoming more common in regions outside the U.S.
Regulation
General
BD's operations are global and are affected by complex state, federal and international laws relating to healthcare, environmental protection, occupational health and safety, antitrust, anti-corruption, marketing, fraud and abuse (including anti-kickback and false claims laws), export control, product safety and efficacy, employment, privacy and other areas.
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
BD actively maintains Quality Systems that establish standards for its product design, manufacturing, and distribution processes, in accordance with ISO standards and FDA regulation. Prior to marketing or selling most of its products, BD must secure authorization from the FDA and counterpart foreign regulatory agencies. Following the introduction of a product, these agencies engage in periodic reviews and inspections of BD’s quality systems, as well as product performance and advertising and promotional materials. These regulatory controls, as well as any changes in agency policies, can affect the time and cost associated with the development, introduction and continued availability of new and existing products. Where possible, BD anticipates these factors in its product development and planning processes. These agencies have the authority to take various administrative and legal actions against BD, such as product recalls, product seizures and other civil and criminal sanctions, for violations of applicable requirements. BD also undertakes voluntary compliance actions, such as voluntary recalls.
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
In addition, the federal government has enacted the Sunshine Act provisions requiring BD to publicly report gifts and payments made to physicians and teaching hospitals. Countries outside the United States have enacted similar local laws requiring medical device companies to report transfers of value to healthcare providers licensed in those countries. Failure to comply with these laws could result in a range of fines, penalties and/or other sanctions.
Consent Decree with FDA
Our infusion pump organizational unit is operating under an amended consent decree entered into by CareFusion with the FDA in 2007. CareFusion’s consent decree with the FDA is related to its Alaris™ SE infusion pumps. In February 2009, CareFusion and the FDA amended the consent decree (the “Consent Decree”) to include all infusion pumps manufactured by or for CareFusion 303, Inc., the organizational unit that manufactures and sells BD Alaris™ infusion pumps in the United States. The Consent Decree does not apply to intravenous administration sets and accessories.

Following an inspection that began in March 2020 of our Medication Management Systems facility (CareFusion 303, Inc.) in San Diego, California, the FDA issued to BD a Form 483 Notice (the “Form 483 Notice”) that contains a number of observations of non-conformance with the FDA’s quality system regulations. In December 2021, the FDA issued to CareFusion 303, Inc. a letter of non-compliance with respect to the Consent Decree (the “Non-Compliance Letter”) stating that, among other things, it had determined that certain of BD’s corrective actions with respect to the Form 483 Notice appeared to be adequate, some were still in progress such that adequacy could not be determined yet, and certain others were not adequate (e.g., complaint handling and corrective and preventive actions (“CAPA”), design verification and medical device reporting). Per the terms of the Non-Compliance Letter, CareFusion 303, Inc. provided the FDA with a proposed comprehensive corrective action plan and has retained an independent expert to conduct periodic audits of the CareFusion 303, Inc. infusion pump facilities over the next four years. CareFusion 303, Inc. will update its corrective action plan to address any observations that may arise during the course of these audits. The FDA’s review of the items raised in the Form 483 Notice and Non-Compliance Letter remains ongoing, and no assurances can be given regarding further action by the FDA as a result of the observations, including but not limited to action pursuant to the Consent Decree, or that corrective actions proposed by CareFusion 303, Inc. will be adequate to address these observations. Additionally, we cannot currently predict the amount of additional monetary investment that will be incurred to resolve this matter or the matter’s ultimate impact on our business.
The Consent Decree authorizes the FDA, in the event of any violations in the future, to order us to cease manufacturing and distributing infusion pumps, recall products and take other actions. We may be required to pay damages of $15,000 per day per violation if we fail to comply with any provision of the Consent Decree, up to $15 million per year.
We may be obligated to pay more costs in the future because, among other things, the FDA may determine that we are not fully compliant with the Consent Decree and Non-Compliance Letter and therefore impose penalties under the Consent Decree, and/or we may also be subject to future proceedings and litigation relating to the matters addressed in the Consent Decree, including, but not limited to, additional fines, penalties, other monetary remedies, and expansion of the terms of the Consent Decree. As of September 30, 2022, we do not believe that a loss is probable in connection with the Consent Decree, and accordingly, we have no accruals associated with compliance with the Consent Decree.
We are undertaking certain remediation of our BD Alaris™ System, and are currently shipping the product in the U.S. only in cases of medical necessity and to remediate recalled software versions. As previously disclosed, we submitted our 510(k) premarket notification to the FDA for the BD Alaris™ System in April 2021. The 510(k) submission is intended to bring the regulatory clearance for the BD Alaris™ System up-to-date, address open recall issues, and provide other updates and features, including a new version of BD Alaris™ System software that will provide clinical, operational and cybersecurity updates. We will not be able to fully resume commercial operations for the BD Alaris™ System in the U.S. until BD’s 510(k) submission relating to the product has been cleared by the FDA. No assurances can be given as to when or if clearance will be obtained from the FDA.
FDA Warning Letter
On January 11, 2018, BD received a Warning Letter from the FDA with respect to our former BD Preanalytical Systems ("PAS") unit, citing certain alleged violations of quality system regulations and of law. The Warning Letter states that, until BD resolves the outstanding issues covered by the Warning Letter, the FDA will not clear or approve any premarket submissions for Class III devices to which the non-conformances are reasonably related or grant requests for certificates to foreign governments. BD has worked closely with the FDA and implemented corrective actions to address the quality management system concerns identified in the warning letter. In March 2020, the FDA conducted a subsequent inspection of PAS, which it classified as Voluntary Action Indicated, which means the FDA will not take or recommend any administrative or regulatory action as a result of the unit’s response to the observations associated with the quality management concerns in the inspection. BD continues to work with the FDA to generate additional clinical evidence and file 510(k)s as remaining commitments associated with the Warning Letter. In January 2022, BD received FDA clearance for its BD Vacutainer® ACD Blood Collection Tubes used in immunohematology. The FDA review of these remaining commitments is ongoing, and no assurances can be given regarding further action by the FDA as a result of these commitments, including but not limited to action pursuant to the Warning Letter.
Ethylene Oxide/Consent Order - Covington, Georgia, USA
On October 28, 2019, BD entered into a consent order with the Environmental Protection Division of the Georgia Department of Natural Resources (the “EPD”), following the filing of a complaint and motion for temporary restraining order by the EPD seeking to enjoin BD from continuing sterilization operations at its Covington, Georgia facility. Under the terms of the consent order, which has been amended two times upon mutual agreement of BD and EPD, BD voluntarily agreed to a number of operational changes at its Covington and Madison, Georgia facilities, as well as at its distribution center in Covington, designed to further reduce ethylene oxide emissions, including but not limited to operating at a reduced capacity until successful implementation of fugitive emission control technology, ongoing ambient air monitoring and operational controls at such facilities. Following submission of data relating to the implementation of these operational changes, BD was permitted to return to normal operations in December 2021 at its facilities in Georgia in accordance with the operating conditions set forth in its permit applications, including a condition to continue ambient air monitoring. However, BD’s sterilization operations in Georgia remain subject to the EPD’s final approval of BD’s air permit applications and could be subject to additional restrictions. BD has business continuity plans in place to mitigate the impact of any additional restrictions on our operations at these facilities, although it is possible that these plans will not be able to fully offset such impact, especially considering the reduced capacity of third-party sterilization service providers and the regulatory timelines associated with transferring sterilization operations for regulated products.
At a broader level, there is increased focus on the use and emission of ethylene oxide by the U.S. Environmental Protection Agency and state environmental regulatory agencies. Additional regulatory requirements associated with the use and emission of ethylene oxide may be imposed in the future, either domestically or outside the U.S. Ethylene oxide is the most frequently used sterilant for medical devices and healthcare products in the U.S., and in certain cases is the only option to sterilize critical medical device products for the safe administration to patients. This increased regulation could require BD or sterilization service providers, including providers used by BD, to temporarily suspend operations to install additional fugitive emissions control technology, limit the use of ethylene oxide or take other actions, which would impact BD’s operations and further reduce the available capacity to sterilize medical devices and healthcare products, and could also result in additional costs. A few states have filed lawsuits to require additional air quality controls and expand limitations on the use of ethylene oxide at sterilization facilities. For example, in December 2020, the State of New Mexico filed a lawsuit seeking a temporary restraining order and a preliminary and permanent injunction against a major medical device sterilizer, which sterilizes certain of our surgery products, to reduce ethylene oxide emissions associated with their sterilization process. On the federal level, in late 2019, the U.S. Environmental Protection Agency provided notice that it would be conducting rulemaking to reconsider federal regulations applicable to the use and emission of ethylene oxide, and there continues to be increased focus on the use and emission of ethylene oxide on the federal level. In anticipation of these proposed revisions to federal air regulations for commercial sterilizers in the U.S., BD is installing fugitive emissions controls at our facilities in East Columbus, NE and Sandy, UT. It is possible that there may also be increased regulation outside the U.S. If any existing regulatory requirements or any such proceedings or rulemaking result in the suspension or interruption of sterilization operations at BD or at medical device sterilizers used by BD, or otherwise limit the availability of third-party sterilization capacity, this could interrupt or otherwise adversely impact production of certain of our products or lead to civil litigation or other claims against BD. BD has business continuity plans in place to mitigate the impact of any such disruptions, although these plans may not be able to fully offset such impact, for the reasons noted above.
For further discussion of risks relating to the regulations to which we are subject, see Item 1A. Risk Factors.

Human Capital Management
At BD, our associates are guided by our Purpose of advancing the world of healthTM and The BD WAY, our cultural foundation that encompasses our core values, leadership commitments and the mindset we bring to our work. Our associates are empowered to contribute their unique ideas and experiences to fuel innovation and improve patient outcomes. As of September 30, 2022, BD is comprised of approximately 77,000 associates located in over 62 countries. Attracting, developing and retaining talented people in technical, marketing, sales, research and other positions is crucial to executing our strategy and our ability to compete effectively in a highly competitive medical technology industry. Our ability to recruit and retain such talent depends on several factors, including compensation and benefits, talent development and career opportunities, and our unique culture. To that end, we continually invest in our associates in order to be an employer of choice.
Inclusion, Diversity & Equity
We strive to have our workforce reflect the communities we live and work in and the customers and patients we serve. Our associates possess a broad range of thoughts and experiences which have helped BD achieve our leadership position in the medical technology industry and the global marketplace. A key component of our journey to continually build a better BD is our commitment to global inclusion, diversity and equity (“ID&E”). We believe this commitment, coupled with our purpose and culture, allows us to better understand patient and customer needs and develop innovative technologies to meet those needs.
While we continue to demonstrate progress in expanding the diverse representation of our workforce, we seek to continuously improve. Each year, we establish annual corporate ID&E goals to improve hiring, development, advancement, and retention of diverse talent at every level of the organization to further our culture of inclusion. In addition, our executive leaders serve as sponsors to our eight global Associate Resource Groups (“ARGs”). Our ARGs are empowered to set strategic goals aligned with their mission and centered around efforts to advance our company, our local communities and each BD associates’ career, while driving acceptance, allyship and professional development opportunities.
Externally, we are building on our existing momentum and remain involved in industry ID&E efforts with the Advanced Medical Technology Association (“AdvaMed”) to improve diversity in the medical technology industry. We remain committed to sustaining meaningful, long-term strategic partnerships and programs to help ensure that we are advancing the health of our people and patient communities. Through the BD Helping Build Healthy Communities™ initiative, which is funded by BD and the BD Foundation, and implemented jointly by Direct Relief and the National Association of Community Health Centers, we have provided 52 awards to community health centers in 20 states since 2013, with a total commitment of $22.6 million in cash and product donations to advance health equity in the U.S.
These collective efforts have garnered recognition from respected organizations across the country, including Best Places to Work for Disability and LGBTQ Inclusion, Bloomberg’s Gender Equality Index, Diversity Inc.’s Noteworthy Companies and from Forbes - Best Employers for Diversity, Best Large Employers and World’s Best Employer awards. While we celebrate the recognition we have received, we remain committed and accountable to the work required within our company and beyond our corporate walls to build belonging, acceptance and equity for all.

BD 2022 Workforce Diversity Representation

	Gender (Global)	Year-Over-Year Improvement	Race (U.S. Only)	Year-Over-Year Improvement
Executive	31%	+1%	23%	+3%
Management	41%	+1%	30%	+1%
All associates	49%	—	42%	+4%
For the above table, we define “executives” as associates in positions of vice president and above. “Management” positions are defined as those in manager, director or equivalent roles. Information regarding race and gender is based on information provided by associates.
Associate Growth and Development
At BD we hold ourselves and each other accountable for learning and growing every day, which underscores our growth mindset culture. Our commitment to continuous improvement helps us become the best version of ourselves and we invest significant resources to develop talent with the right capabilities to deliver the growth and innovation needed to support our strategy and customers. Our enhanced Strategic Organizational Planning process is focused on building the organizational capabilities required in the years to come, and we offer associates and managers a number of tools to help in their personal and professional development, including career development plans, mentoring programs and in-house learning opportunities, including BD University, our in-house continuing education program that follows a "leaders-as-teachers" approach. Our deeply-rooted practice of investing in our next generation of leaders offers associates a number of leadership development programs, including programs dedicated to specific areas, such as finance and technology. We offer a suite of programs to help our more than 8,000 People Managers to become even more efficient as managers, and we are beginning to roll-out programs focused on building servant leaders who create work environments that facilitate growth and success. We have also applied our growth mindset philosophy to our performance management approach with an increased focus on continuous learning and development.
Associate Engagement
As we strive to be an employer of choice, we believe it is critical that our associates are informed, engaged and have the opportunity to provide feedback. We communicate frequently and transparently with our associates through a variety of communication methods, including video and written communications, town hall meetings, associate surveys and our company intranet, and acknowledge individual contributions to BD through a number of rewards and recognition award programs. Feedback from associates indicates that these engagement efforts keep associates informed about our strategy, culture and purpose and motivated to do their best work.
In addition to helping associates stay engaged, we also work to foster and reinforce an inclusive culture where diverse perspectives are valued. This year, our ARGs continued to host company-wide dialogues and panel sessions to advance our business and cultural priorities and engage associates on timely topics on racial injustice, career progression, critical race theory, LGBTQIA+ education and equity, eliminating bias, healthcare inequity and access, and mental/emotional well-being during turbulent times. We continue to engage in discussions as a company on intersectionality, inclusion and belonging.
We seek ongoing feedback to better understand what we are doing well and how we can improve the associate experience. In addition to encouraging a speak-up culture between associates, their managers, and cross-functional teams, we conduct employee engagement surveys to provide all associates with an opportunity to share their perspective and we take appropriate action in response.
We also have a long-standing history of associate volunteerism that we believe has had an impact on local and global communities. Through our public-private partnerships and collaborations with non-government organizations, we sponsor volunteer trips and other meaningful volunteer opportunities to help communities around the world and increase health equity and access for all people. On a local front, associates are encouraged and empowered to serve organizations and causes that are important to them. This includes a matching gift program, paid time off to volunteer, and an award program to give grants to non-profit organizations in honor of associates who engage in exceptional volunteer efforts.
Compensation, Benefits and Well-being
Our total rewards program is designed to attract and retain top talent and to incentivize performance aligned with our business strategy and values. We offer a comprehensive total rewards program aimed at promoting overall well-being in support of the varying health, home-life and financial needs of our diverse and global associates. Through our integrated global approach to well-being, we provide support, education, and resources to empower associates across all geographies to prioritize their well-being and build resilience in the physical, emotional, financial, and social areas of life. To enable associates to take action in support of their overall well-being, our total rewards packages (which vary by location) include market-competitive pay, broad-based stock grants and bonuses, healthcare benefits, pension and retirement savings plans, paid time off and family leave, flexible work schedules, on-site health and fitness centers, free physicals and flu vaccinations, well-being education and resources, Employee Assistance Programs and other mental health support and resources. Each year we review and implement program enhancements and investments to ensure our benefits are inclusive and representative of the needs of BD associates and their families. Additionally, over the last several years in the U.S., we have increased efforts to mitigate the impact of rising healthcare costs and to offer more affordable benefit options, with a specific focus on affordability for BD associates earning $50,000 per year or less.
BD is also committed to compensating all associates fairly and equitably for their contributions to company performance. Aligned with our priority focus on pay equity, we regularly conduct comprehensive audits, internal and external analyses, salary benchmarking and bias assessments to identify and remedy unexplained disparities. For fiscal year 2021, we conducted a global pay equity assessment for associates in 57 countries, representing approximately 70% of BD’s global salaried associate population and found that our female associates in 2021 earned an average of 99 cents for every $1 earned by male associates in the U.S., and 98 cents globally. We consider these results as a baseline for our commitment to achieving 100% gender pay equity and we are actively working to close remaining pay gaps.
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
In addition, the written charters of the Audit Committee; the Compensation and Human Capital Committee; the Corporate Governance and Nominating Committee; the Executive Committee; and the Quality and Regulatory Committee of the Board of Directors, BD’s Corporate Governance Principles and its Code of Conduct, are available and may be printed free of charge at BD’s website at investors.bd.com/corporate-governance. Printed copies of these materials, this 2022 Annual Report on Form 10-K, and BD’s reports and statements filed with, or furnished to, the SEC, may also be obtained, without charge, by contacting the Corporate Secretary, BD, 1 Becton Drive, Franklin Lakes, New Jersey 07417-1880, telephone 201-847-6800. In addition, the SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov.
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
Business, Economic and Industry Risks
We are subject to risks associated with public health crises, such as pandemics and epidemics, including the COVID-19 pandemic, which may continue to have a material adverse effect on our business. The nature and extent of future impacts are highly uncertain and unpredictable.
We are subject to risks associated with public health crises, such as pandemics and epidemics, including the COVID-19 pandemic. While many countries around the world have removed or reduced the restrictions taken in response to the COVID-19 pandemic, the emergence of new variants of the SARS-CoV-2 virus may result in new governmental lockdowns, quarantine requirements or other restrictions to slow the spread of the virus. This could result in significant reductions in the demand for certain of our products due to reductions in elective and non-essential procedures, lower utilization of routine testing and related specimen collection, reduced capital spend by customers, decreases in research activity due to laboratory closures and reduced clinical testing, as well as hospital and clinical occupancy and healthcare system staffing shortages. These measures could also include determinations that our or our suppliers’ facilities are not essential businesses, which could result in closures or other restrictions that significantly disrupt our operations or those of distributors or suppliers in our supply chain. In addition, any such measures could also impact the global economy more broadly, for example by leading to further economic slowdowns. While COVID-19 case volumes have decreased in the U.S and certain other countries, the global outlook remains uncertain as case counts fluctuate and vaccination and booster rates remain relatively low in many parts of the world. Going forward, medical procedure rates may vary by country based on regional infection and vaccination and booster rates, hospital occupancy and staffing levels, transportation limitations, quarantines and other restrictions, and the emergence of new variants of the SARS-CoV-2 virus.
In addition, the COVID-19 pandemic has impacted our global supply chain network, and we may continue to experience significant challenges in our network, including shortages in supply or disruptions or delays in shipments, as well as price increases, of certain materials or components used in our products. The COVID-19 pandemic has escalated challenges that existed for global healthcare systems prior to the pandemic, including budget constraints and staffing shortages, particularly shortages of nursing staff, that could impact the future demand for our products and services. As COVID-19 conditions have improved, there have been increases in demand for certain of our products, which may pose challenges to our supply chain and could adversely affect our business. In addition, in response to the pandemic we developed and launched multiple products for the detection and identification of COVID-19, including tests for our BD Max™ molecular System and BD Veritor™ Plus System, and there are a number of factors, including vaccination and booster rates and the availability of competitive products, that have impacted in the past, and could impact in the future, the level of demand and pricing for our COVID-19 diagnostics testing.
The scope and duration of any future public health crisis, including the potential emergence of new variants of the SARS-CoV-2 virus, the pace at which government restrictions are imposed and lifted, the scope of additional actions taken to mitigate the spread of disease, global vaccination and booster rates, the speed and extent to which global markets and utilization rates for our products fully recover from the disruptions caused by such a public health crisis, and the impact of these factors on our business, financial condition and results of operations, will depend on future developments that are highly uncertain and cannot be predicted with confidence.
To the extent the COVID-19 pandemic or other public health crises adversely affect our operations and global economic conditions more generally, it may also have the effect of heightening many of the other risks described herein.
Global economic conditions, including inflation and supply chain disruptions, could continue to adversely affect our operations.
General global economic downturns and macroeconomic trends, including heightened inflation, capital market volatility, interest rate and currency rate fluctuations, and economic slowdown or recession, may result in unfavorable conditions that could negatively affect demand for our products and exacerbate some of the other risks that affect our business, financial condition and results of operations. Both domestic and international markets experienced significant inflationary pressures in fiscal year 2022 and inflation rates in the U.S., as well as in other countries in which we operate, are currently expected to continue at elevated levels for the near-term. In addition, the Federal Reserve in the U.S. and other central banks in various countries have raised, and may again raise, interest rates in response to concerns about inflation, which, coupled with reduced government spending and volatility in financial markets, may have the effect of further increasing economic uncertainty and heightening these risks. Interest rate increases or other government actions taken to reduce inflation could also result in recessionary pressures in many parts of the world. Furthermore, currency exchange rates have been especially volatile in the recent past, and these currency fluctuations have affected, and may continue to affect, the reported value of our assets and liabilities, as well as our cash flows.
We have also experienced significant challenges in our global supply chain, including shortages in supply, or disruptions or delays in shipments, of certain materials or components used in our products, and related price increases. While to date, we have been able to manage the challenges associated with these delays and shortages without significant disruption to our business, no assurance can be given that these efforts will continue to be successful. Deterioration in the domestic or international economic environment, particularly in emerging markets and countries with government-sponsored healthcare systems, may cause decreased demand for our products and services and increased competition, which could result in lower sales volume and lower prices for our products, longer sales cycles, and slower adoption of new technologies, as well as increase the cost of operating our business or contribute to disruptions in our supply chain. In addition, we have previously experienced delays in collecting government receivables in certain countries due to economic conditions, and we may experience similar delays in the future in these and other countries or regions experiencing financial problems.
The medical technology industry is very competitive.
We are a global company that faces significant competition from a wide range of existing competitors and new market entrants. These include large medical device companies with multiple product lines, some of which may have greater financial and marketing resources than we do, as well as firms which are more specialized than we are with respect to particular markets or product lines. Non-traditional entrants, such as technology companies, are also entering into the healthcare industry and some may have greater financial and marketing resources than we do. We face competition across all our product lines and in each market in which our products are sold on the basis of product features, clinical or economic outcomes, product quality, availability, price, services and other factors. Our ability to compete is also impacted by changing customer preferences and requirements, such as increased demand for more environmentally friendly products and for products incorporating digital capabilities, as well as changes in the ways healthcare services are delivered (including the transition of more care from acute to non-acute settings and increased focus on chronic disease management). The shift of care from acute to non-acute settings may also place financial pressure on hospitals and broader healthcare systems that could result in less demand for our products and services. Cost containment efforts by governments and the private sector are also resulting in increased emphasis on products that reduce costs, improve clinical results and expand patient access. Changes in regulatory or market standards, including without limitation cybersecurity requirements, often require significant investment to maintain compliance to relevant standards. Our ability to remain competitive will depend on how well we meet these changing market, regulatory and cybersecurity demands in terms of our product offerings and marketing approaches.
The medical technology industry is also subject to rapid technological change, discovery and frequent product introductions. The development of new or improved products, processes or technologies by other companies (such as needle-free injection technology) that provide better features, pricing, clinical outcomes or economic value may render our products or proposed products obsolete or less competitive. In some instances, competitors, including pharmaceutical companies, also offer (or are attempting to develop) alternative therapies for disease states that may be delivered without a medical device. Lower cost producers have also created pricing pressure, particularly in developing markets.
The medical technology industry has also experienced a significant amount of consolidation, resulting in companies with greater scale and market presence than BD. Traditional distributors are also manufacturers of medical devices, providing another source of competition. In addition, healthcare systems and other providers are consolidating, resulting in greater purchasing power for these companies. As a result, competition among medical device suppliers to provide goods and services has increased. Group purchasing organizations and integrated health delivery networks have also served to concentrate purchasing decisions for some customers, which has led to downward pricing pressure for medical device suppliers. Further consolidation in the industry could intensify competition among medical device suppliers and exert additional pressure on the demand for and prices of our products.
We are subject to foreign currency exchange risk.
A substantial amount of our revenue is derived from international operations, and we anticipate that a significant portion of our future sales will continue to come from outside the U.S. The revenues we report with respect to our operations outside the U.S. may be adversely affected by fluctuations in foreign currency exchange rates, which are caused by a number of factors, including changes in a country's political and economic policies and inflationary conditions. Fluctuations in exchange rates between the U.S. dollar and other currencies may also affect the reported value of BD’s assets and liabilities, as well as our cash flows. A discussion of the financial impact of exchange rate fluctuations and the ways and extent to which we may attempt to address any impact is contained in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations. Any exchange rate hedging activities we engage in may only offset a portion of the adverse financial impact resulting from unfavorable changes in foreign currency exchange rates. We cannot predict with any certainty changes in foreign currency exchange rates or the degree to which we can effectively mitigate these risks.
Changes in reimbursement practices of third-party payers or other cost containment measures could affect the demand for our products and the prices at which they are sold.
Our sales depend, in part, on the extent to which healthcare providers and facilities are reimbursed by government authorities (including Medicare, Medicaid and comparable foreign programs) and private insurers for the costs of our products. The coverage policies and reimbursement levels of third-party payers, which can vary among public and private sources and by country, may affect which products customers purchase and the prices they are willing to pay for those products in a particular jurisdiction. Reimbursement rates can also affect the market acceptance rate of new technologies and products. Reforms to reimbursement systems in the U.S. or abroad, changes in coverage or reimbursement rates by private payers, or adverse decisions relating to our products by administrators of these systems could significantly reduce reimbursement for procedures using our products or result in denial of reimbursement for those products, which could adversely affect customer demand or the price customers are willing to pay for such products. See “Third-Party Reimbursement” under Item 1. Business.
Initiatives to limit the growth of healthcare costs in the U.S. and other countries where we do business may also put industry-wide pressure on medical device or clinical diagnostic pricing. In the U.S., these include, among others, value-based purchasing and managed care arrangements. Governments in China and other countries are also using various mechanisms to control healthcare expenditures, including increased use of competitive bidding and tenders as well as price regulation.

Our future growth is dependent in part upon the development of new products, and there can be no assurance that such products will be developed.
A significant element of our strategy is to increase revenue growth by focusing on innovation and new product development. New product development requires significant investment in R&D, clinical trials and regulatory approvals. The results of our product development efforts may be affected by a number of factors, including our ability to anticipate customer needs, innovate and develop new products and technologies, successfully complete clinical trials, obtain regulatory approvals and reimbursement in the U.S. and abroad, manufacture products in a cost-effective manner, obtain appropriate intellectual property protections, and gain and maintain market acceptance of our products. In addition, patents attained by others can preclude or delay our commercialization of a product. There can be no assurance that any products now in development, or that we may seek to develop in the future, will achieve technological feasibility, obtain regulatory approval or gain market acceptance. If we are unable to develop and launch new products, our ability to maintain or expand our market position in the markets in which we participate may be negatively impacted. Additionally, the ongoing global semiconductor chip and component shortage could impact certain critical components of our R&D process, which could adversely affect our business, financial condition and results of operations.
Our international operations subject us to certain business risks.
A substantial amount of our sales come from our operations outside the U.S., and we intend to continue to pursue growth opportunities in foreign markets, especially in emerging markets. Our foreign operations subject us to certain commercial, political and financial risks. In addition to fluctuations in foreign currency exchange (discussed above), our business in these foreign markets is subject to general political conditions, including any political instability (such as those resulting from war, terrorism and insurrections) and general economic conditions in these markets, such as inflation, deflation, interest rate volatility and credit availability. Additionally, a number of factors, including U.S. relations with the governments of the foreign countries in which we operate, changes to international trade agreements and treaties, increases in trade protectionism, or the weakening or loss of certain intellectual property protection rights in some countries, may affect our business, financial condition and results of operations. Foreign regulatory requirements, including those related to the testing, authorization, and labeling of products and import or export licensing requirements, could affect the availability of our products in these markets. In addition to these broader market conditions, our operations may also be impacted by a variety of local factors, such as competition from local companies, local product preferences and requirements, and changes in local healthcare payment systems and healthcare delivery systems. We also experience longer payment terms for account receivables in foreign jurisdictions than we experience in the U.S., and we face increased difficulty in establishing, staffing and managing our foreign operations.
The success of our operations outside the U.S. also depends, in part, on our ability to make necessary infrastructure enhancements to, among other things, our production facilities and sales and distribution networks. These and other factors may adversely impact our ability to pursue our growth strategy in these markets.
In addition, our international operations are governed by the U.S. Foreign Corrupt Practices Act and similar foreign anti-corruption laws. Global enforcement of anti-corruption laws has increased substantially in recent years, with more enforcement proceedings by U.S. and foreign governmental agencies and the imposition of significant fines and penalties. While we have implemented policies and procedures relating to compliance with these laws, our international operations, which often involve customer relationships with foreign governments, create the risk that there may be unauthorized payments or offers of payments made by employees, consultants, sales agents or distributors. Any alleged or actual violations of these laws may subject us to government investigations and significant criminal or civil sanctions and other liabilities, and negatively affect our reputation.

Reductions in customers’ research budgets or government funding may adversely affect our business.
We sell products to researchers at pharmaceutical and biotechnology companies, academic institutions, government laboratories and private foundations. Research and development spending of our customers can fluctuate based on spending priorities and general economic conditions. A number of these customers are also dependent for their funding upon grants from U.S. government agencies, such as the U.S. National Institutes of Health (“NIH”) and similar agencies in other countries. The level of government funding of research and development is unpredictable. For instance, certain NIH grants have been frozen or otherwise unavailable for extended periods. The availability of governmental research funding may be adversely affected by economic conditions and governmental spending reductions, particularly during periods of economic uncertainty. Any reduction or delay in governmental funding could cause our customers to delay or forego purchases of our products.
We need to attract and retain key employees to be competitive.
Our ability to compete effectively depends upon our ability to attract and retain executives and other key employees. Competition for experienced employees, particularly for persons with specialized skills, can be intense. Additionally, we need qualified managers and skilled employees with technical, manufacturing and distribution experience to operate our business successfully. Our ability to recruit and retain such talent will depend on a number of factors, including how BD’s compensation, benefits, work location and work environment compares with those offered by our competitors and other local employers. There has been an overall tightening and increasingly competitive labor market. A sustained labor shortage or increased turnover rates within our employee base could lead to increased costs, such as an increase in overtime necessary to meet demand and increased wages and benefit costs to attract and retain skilled employees, and could negatively affect our ability to efficiently operate our manufacturing and distribution facilities and overall business. If we cannot effectively recruit and retain qualified executives and skilled employees, we could encounter operational disruptions or other negative consequences to our business, financial condition or results of operations.
The military conflict between Russia and Ukraine may adversely affect our business, financial condition and results of operations.
The military conflict in Ukraine has increased global economic and political uncertainty. Furthermore, governments in the U.S., United Kingdom, and European Union have each imposed export controls on certain products and financial and economic sanctions on certain industry sectors and parties in Russia, and additional controls and sanctions could be enacted in the future. We are continuing to actively monitor the situation in Russia and Ukraine and assess its impact on our business, including our suppliers and customers. We have no manufacturing facilities or significant operations in Russia or Ukraine and as such, to date, the conflict has not had a material impact on our business, financial condition or results of operations. However, it is possible that the conflict in Ukraine may escalate or expand, and the scope, extent and duration of the military action, current or future sanctions and resulting market and geopolitical disruptions could be significant. We cannot predict the impact the conflict may have on the global economy or our business, financial condition and operations in the future. The Russia and Ukraine conflict may also heighten the impact of other risks factors described herein. These potential effects could include but are not limited to increased inflation; volatility in prices for transportation, energy, commodities and other raw materials; constraints on the availability for us and our suppliers of commodities and other raw materials, including cobalt and energy sources; disruptions in the global supply chain; decreased demand for certain of our products; disruptions to our global technology infrastructure, including through cyberattacks, ransom attacks or cyber-intrusion; adverse changes in international trade policies and relations; increased exposure to foreign currency fluctuations; and constraints, volatility or disruptions in the credit and capital markets.

Operational Risks
Breaches or breakdowns of our information and technology systems could have a material adverse effect on our operations.
We are increasingly reliant upon a number of information and technology systems to operate our business. We process, transmit, and store electronic information in our day-to-day operations, including sensitive personal or proprietary information. In addition, we rely on networks and services, including internet sites, cloud and software-as-a-service (“SaaS”) solutions, data hosting and processing facilities, tools and other hardware, software (including open-source software) and technical applications and platforms, including some that are managed, hosted, provided and/or used by third-party providers, to assist in conducting our business. Some of our products include information systems that collect data regarding patients and patient therapy on behalf of our customers and some connect to our systems for maintenance purposes.
Cyberattacks continue to increase in their frequency, sophistication and intensity, and are becoming increasingly difficult to detect for periods of time, especially as they relate to attacks on third-party providers or their vendors. Such attacks are often carried out by motivated and highly skilled actors, who are increasingly well-resourced. Our information systems, as well as those of various third parties on which we rely, have been subjected to, and are likely to continue to experience, a variety of attacks including but not limited to malicious code execution, and cyber- or phishing- attacks. We have also experienced instances of unauthorized access to our systems in the past and expect to be subject to similar cyberattacks in the future. In this increasingly hostile environment, we, or our third-party providers, could suffer a loss or disclosure of certain business information (or information regarding third parties stored in our systems) due to any number of causes ranging from catastrophic events or power outages to improper data handling or security breaches. These breaches and cyberattacks could result in our intellectual property and other confidential or proprietary information being accessed, destroyed or stolen, which could adversely affect our competitive position in the market. Likewise, we or our third-party providers could suffer disruption of our operations and other significant negative consequences, including increased costs for security measures or remediation, lost revenue, manufacturing challenges or disruption, diversion of management attention, reputational damage, litigation and damage to our relationships with vendors, business partners and customers.
Unauthorized tampering, adulteration or interference with our products may also create issues with product functionality that could result in a loss of data, risk to patient safety and product recalls or field actions. Cyberattacks could also result in unauthorized access to our systems and products, which could also impact our compliance with privacy and other laws and regulations and could result in actions by regulatory bodies or civil litigation.
While we have made investments to address these threats and continue to dedicate significant resources to protect against unauthorized access of our systems and products, and we continue to work with government authorities and third-party providers to detect and reduce the risk of future cyber incidents, cyberattacks are becoming more sophisticated, frequent and adaptive. There can be no assurances that these protective measures will prevent future attacks that could have a material adverse impact on our business.
Cost volatility could adversely affect our operations.
Our results of operations could be negatively impacted by volatility in the cost of raw materials, components, labor, freight and energy that, in turn, increases the costs of producing and distributing our products. New laws or regulations adopted in response to climate change could also increase energy and transportation costs, as well as the costs of certain raw materials and components. In particular, we purchase supplies of resins, which are oil-based components used in the manufacture of certain products, and any significant increases in resin costs, whether due to inflationary pressure, supply constraints, regulatory changes or otherwise, could adversely impact future operating results. Increases in oil prices can also increase our packaging and transportation costs. The costs of raw materials, transportation, construction, services, and energy necessary for the production and distribution of our products continues to increase and be volatile. These prices may continue to fluctuate based on many factors beyond our control, including but not limited to, changes in general economic conditions, labor costs, transportation costs, competition and currency exchange rates. While we have implemented cost containment measures, selective price increases and taken other actions to mitigate these inflationary pressures in our supply chain, we may not be able to completely offset all the increases in our operational costs.

A reduction or interruption in the supply of certain raw materials and components could adversely affect our operating results.
We purchase many different types of raw materials and components used in our products, some of which are not available from multiple sources. In addition, for quality assurance, cost-effectiveness and other reasons, certain raw materials and components are purchased from sole suppliers. The price and supply of these materials and components may be impacted or disrupted for reasons beyond our control, including supplier shutdowns, supplier capacity constraints, transportation delays, inflationary pricing pressures, work stoppages, labor shortages, geopolitical developments and governmental regulatory actions. We have experienced, and may continue to experience, significant challenges to our global transportation channels and other aspects of our global supply chain network, including to the cost and availability of raw materials and components due to shortages and cost inflation.
The U.S. and other governments may enact or use laws and regulations, such as the Defense Production Act or export restrictions, to ensure availability of needed COVID-19 testing and vaccination delivery devices or to address other national emergencies. Any such action may impact our global supply chain network. While we work with suppliers to ensure continuity of supply and service, no assurance can be given that these efforts will be successful. In addition, due to regulatory requirements relating to the qualification of suppliers, we may not be able to establish additional or replacement sources on a timely basis or without excessive cost. The termination, reduction or interruption in supply of these raw materials and components could adversely impact our ability to manufacture and sell certain of our products, which could have an adverse impact on our business, financial condition and results of operations.
Interruption of our manufacturing or sterilization operations could adversely affect our business.
We have manufacturing sites all over the world. In some instances, however, the manufacturing of certain of our product lines is concentrated in one or more of our plants. Interruption to our manufacturing operations resulting from weather or natural disasters, regulatory requirements, equipment failure or other issues in our manufacturing process, could adversely affect our ability to manufacture our products. In some instances, we may not be able to transition manufacturing to other BD sites or a third party to replace the lost production. A significant interruption of our manufacturing operations could result in lost revenues and damage to our relationships with customers.
In addition, many of our products require sterilization prior to sale, and we utilize both BD facilities and third parties for this process. In some instances, only a few facilities are qualified under applicable regulations to conduct this sterilization. To the extent we or our third-party providers are unable to sterilize our products, whether due to lack of capacity, availability of materials for sterilization (including cobalt), regulatory requirements or otherwise, we may be unable to transition sterilization to other sites or modalities in a timely or cost-effective manner, or at all, which could have an adverse impact on our operating results and financial condition.
At a broader level, there is increased focus on the use and emission of ethylene oxide by the U.S. Environmental Protection Agency and state environmental regulatory agencies. Additional regulatory requirements associated with the use and emission of ethylene oxide for sterilization may be imposed in the future, both domestically and outside the U.S. This increased regulation could require BD or sterilization service providers, including providers used by BD, to temporarily suspend operations to install additional fugitive emissions control technology, limit the use of ethylene oxide or take other actions, which would impact BD’s operations and further reduce the available capacity to sterilize medical devices and healthcare products, and could also result in additional costs. Governmental agencies may also regulate the use and emission of ethylene oxide. If any existing regulatory requirements or any such regulatory actions or rulemaking result in the suspension or interruption of sterilization operations at BD or at medical device sterilizers used by BD, or otherwise limit the availability of third-party sterilization capacity, this could interrupt or otherwise adversely impact production of certain of our products or lead to civil litigation or other claims against BD. BD has business continuity plans in place to mitigate the impact of any such disruption, although these plans may not be able to fully offset such impact, for the reasons noted above. See “Item 1. Business - Regulation” for a discussion of the consent order BD entered into with the Environmental Protection Division of the Georgia Department of Natural Resources and the risk related to sterilization operations generally.
Climate change, or legal, regulatory or market measures to address climate change, could adversely affect our business, financial condition or results of operations.
Climate change resulting from increased concentrations of carbon dioxide and other greenhouse gases (“GHG”) in the atmosphere may present risks to our business and operations. Extreme weather or other conditions, such as hurricanes, tornadoes, windstorms, wildfires or flooding, which may result from climate change could adversely impact our operations and supply chain, including the availability and cost of raw materials and components required for the operation of our business, and human capital issues for BD and companies within our supply chain. In addition, access to and pricing of certain natural resources, such as water, could impact our manufacturing operations. Such conditions could also result in physical damage to our products, plants and distribution centers, as well as the infrastructure and facilities of our suppliers and of hospitals, medical care facilities and other customers.
There has been increased focus by federal, international, state and local regulatory and legislative bodies to combat and/or limit the effects of climate change through a variety of means, including regulating greenhouse gas emissions (and the establishment of enhanced internal processes or systems to track them), policies mandating or promoting the use of renewable or zero-carbon energy and sustainability initiatives, and additional taxes on fuel and energy. If legislation or regulations are enacted or promulgated in the United States or in any other jurisdiction in which we do business that impose more stringent restrictions and requirements than our current legal or regulatory obligations, we and companies in our supply chain may experience increased compliance burdens and costs to meet the regulatory obligations, which could cause disruption in the sourcing, manufacturing and distribution of our products and adversely affect our business, financial condition or results of operations.
Additionally, the impacts of climate change may further influence customer preferences and requirements, such as increased demand for products with lower environmental footprints, and for companies to produce and demonstrate progress against GHG reduction plans and targets. Failure to provide climate-friendly products or demonstrate GHG reductions could potentially result in loss of market share.
Legal, Quality and Regulatory Risks
We are subject to lawsuits.
We are or have been a defendant in a number of lawsuits, including, among others, purported class action lawsuits for alleged antitrust violations and violations of federal securities laws, product liability claims (which may involve lawsuits seeking class action status or seeking to establish multi-district litigation proceedings, including pending claims relating to our hernia repair implant products, surgical continence and pelvic organ prolapse products for women and vena cava filter products), and suits alleging patent infringement. We have also been subject to government subpoenas and civil investigative demands seeking information with respect to alleged violations of law, including in connection with federal and/or state healthcare programs (such as Medicare or Medicaid), federal contracting requirements and/or sales and marketing practices. A more detailed description of certain litigation to which we are a party is contained in Note 6 to the consolidated financial statements included in Item 8. Financial Statements and Supplementary Data. We could be subject to additional lawsuits, governmental investigations, subpoenas and civil investigative demands in the future. Any such lawsuits, governmental investigations, subpoenas and civil investigative demands could ultimately have a material adverse effect on our results of operations, financial condition and liquidity, and could distract management from the operations of the business.
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
We are subject to extensive regulation.
Our operations are global and are affected by complex state, federal and international laws relating to healthcare, environmental protection, occupational health and safety, antitrust, anti-corruption, marketing, fraud and abuse (including anti-kickback and false claims laws), export control, product safety and efficacy, employment, privacy and other areas. Violations of these laws can result in criminal or civil sanctions, including substantial fines and, in some cases, exclusion from participation in healthcare programs such as Medicare and Medicaid. Environmental laws, particularly with respect to climate change and the emission of greenhouse gases, are also becoming more stringent throughout the world, which may increase our costs of operations or necessitate closures of, or changes to, our manufacturing plants or processes or those of our suppliers, or result in liability to BD. The enactment of additional laws in the future may increase our compliance costs or otherwise adversely impact our operations and financial performance.
We are subject to extensive regulation by the FDA pursuant to the Federal Food, Drug and Cosmetic Act, by comparable agencies in foreign countries, and by other regulatory agencies and governing bodies. Most of our products must receive clearance or approval from the FDA or counterpart regulatory agencies in other countries before they can be marketed or sold. The process for obtaining marketing approval or clearance may require us to incur significant costs in terms of time and resources, and these costs have been increasing due to increased requirements from the FDA and comparable governing bodies for supporting data for submissions. The regulatory process may also require changes to our products or result in limitations on the indicated uses of our products. Governmental agencies may also impose new requirements regarding registration, including, but not limited to, labeling updates or changes to prohibited materials that require us to modify or re-register products already on the market or otherwise impact our ability to market our products in those countries.
Following the introduction of a product, these agencies also periodically review our manufacturing processes and product performance. Our failure to comply with the applicable good manufacturing practices, adverse event reporting and other post market requirements of these agencies could delay or prevent the production, marketing or sale of our products and result in delays or suspensions of regulatory clearances, warning letters or consent decrees, closure of manufacturing sites, import bans, seizures or recalls of products, civil or criminal sanctions and damage to our reputation. More stringent oversight by the FDA and other agencies in recent years has resulted in increased enforcement activity, which increases our compliance risk.
We are operating under an amended consent decree with the FDA, entered into by CareFusion in 2007 and amended in 2009, that affects our BD Alaris™ infusion pump business in the U.S. We are also currently operating under a warning letter issued by the FDA. For more information regarding the consent decree and warning letter, see “Regulation” under Item 1. Business.
As previously disclosed, we are undertaking certain remediation of our BD Alaris™ System, and are currently shipping the product in the U.S. only in cases of medical necessity and to remediate recalled software versions. We will not be able to fully resume commercial operations for the BD Alaris™ System in the U.S. until a 510(k) submission relating to the product has been cleared by the FDA. No assurance can be given as to when or if clearance will be obtained from the FDA.

In addition, the European Union (“EU”) has adopted the EU Medical Device Regulation (the “EU MDR”) and the In Vitro Diagnostic Regulation (the “EU IVDR”), each of which impose stricter requirements for the marketing and sale of medical devices, including in the area of clinical evidence requirements, quality systems and post-market surveillance. The EU MDR has been fully operational for previously approved self-certified medical devices since May 2021, and companies have until May 2024 to meet the requirements for medical devices with a valid conformity assessment certificate. The EU IVDR has been fully applicable for manufacturers of in vitro diagnostic medical devices since May 2022. Complying with and maintaining devices under these regulations requires us to incur significant expenditures. Additionally, the availability of EU notified body services certified to the new requirements is limited, which may delay the marketing approval for some of our products under the EU MDR. Any such delays, or any failure to meet these requirements could adversely impact our business in the EU and other regions that tie their product registrations to EU conformity requirements.
We are also subject to complex and frequently changing privacy and data protection laws, rules and regulations in the U.S. as well as in all other regions where BD operates, regarding the collection, use, storage, transfer and other processing of personal information. These privacy, security and data protection laws and regulations could impose significant limitations, require changes to our policies, practices, and processes and in some cases impose restrictions on our use or storage of personal information. These limitations and restrictions could require us to modify current or future products or services, which may harm our future financial results. Any actual or perceived noncompliance with these laws, rules and regulations, our internal policies and procedures or our contracts governing the processing of personal information could result in significant consequences for BD, including, among other things, business interruption, sanctions and significant pecuniary fines, regulatory inquiries and investigations, adverse publicity, loss of competitive advantage and customer trust, as well as privacy litigation and civil lawsuits with damages.
The importance of privacy laws, rules and regulations for the healthcare and med-tech industry specifically is constantly growing, as personal data has become an integral part of doing business in our sector, and the legal standards are evolving and becoming more complex worldwide. For instance, the European General Data Protection Regulation (the “GDPR”), applicable as of 2018 and still one of the strictest and most comprehensive privacy laws in the world, is being continuously enforced, and increasingly heavy fines are now being levied on businesses. Fines for noncompliance with the GDPR can amount to up to €20 million or 4% of the total worldwide annual turnover from the preceding financial year (whichever is higher) and may be imposed in conjunction with the exercise of the authority’s investigatory and corrective powers. The GDPR’s extraterritorial scope makes it applicable to our U.S.-based legal entities whenever our business activities, systems and products process the personal data of EU residents. Additionally, privacy laws, rules and regulations are also rapidly developing in other regions, including China, Brazil, South Korea, and is expanding through the U.S., state by state (e.g., California, Virginia, Colorado, Connecticut, Utah), in parallel with federal privacy laws protecting sensitive health information. These varying laws, rules, regulations and industry standards impact BD businesses to the extent they rely on the use of personal data and create significant compliance challenges while maintaining our global reach. In addition, certain privacy and data protection laws may apply to us indirectly through our customers, manufacturers, suppliers or other third-party partners. For example, non-compliance with applicable laws or regulations by a third-party partner that is processing personal data on our behalf may be deemed non-compliance by us or a failure by us to conduct proper due diligence on the third party. We also could be subject to additional expenses and liabilities in the event of an information security incident, including a cybersecurity breach, or the failure of an information technology system owned or operated by us or a third party with which we partner or its vendor.
Defects or quality issues associated with our products could adversely affect the results of our operations.
The design, manufacture and marketing of medical devices involve certain inherent risks. Manufacturing or design defects, component failures, unapproved or improper use of our products, or inadequate disclosure of risks or other information relating to the use of our products can lead to injury or other serious adverse events. Such events have in the past and could in the future lead to recalls or safety alerts relating to our products (either voluntary or as required by the FDA or similar governmental authorities in other countries), and could result, in certain cases, in the removal of a product from the market. A recall could result in significant costs and lost sales and customers, enforcement actions and/or investigations by state and federal governments or other enforcement bodies, as well as negative publicity and damage to our reputation that could reduce future demand for our products. Personal injuries relating to the use of our products can also result in significant product liability claims being brought against us. In some circumstances, such adverse events could also cause delays in regulatory approval of new products or the imposition of post-market approval requirements.
Our operations are dependent in part on patents and other intellectual property assets.
Many of our businesses rely on patent, trademark and other intellectual property assets. These intellectual property assets, in the aggregate, are of material importance to our business. We can lose the protection afforded by these intellectual property assets through patent expirations, legal challenges or governmental action. Patents attained by competitors, particularly as patents on our products expire, may also adversely affect our competitive position. In addition, competitors may seek to invalidate patents on our products or claim that our products infringe upon, misappropriate or otherwise violate their intellectual property, which could result in a loss of competitive advantage or the payment of significant legal fees, damage awards and past or future royalties, as well as injunctions against future sales of our products. We also operate in countries that do not protect intellectual property rights to the same extent as in the U.S., which could make it easier for competitors to compete with us in those countries.
We also rely on trade secrets and proprietary know-how with which we seek to protect our products, in part, by confidentiality agreements with certain employees, consultants and other parties. These agreements may not adequately protect our trade secrets and other proprietary rights. These agreements may be breached and we may not have adequate remedies for any breach. In addition, our trade secrets may otherwise become known or be independently developed by our competitors.
The loss of a significant portion of our portfolio of intellectual property assets may have an adverse effect on our earnings, financial condition or cash flows.
Risks Relating to Our Indebtedness
We may not be able to service all of our indebtedness.
We depend on cash on hand and cash flows from operations to make scheduled debt payments. However, our ability to generate sufficient cash flow from operations of the combined Company and to utilize other methods to make scheduled payments will depend on a range of economic, competitive and business factors, many of which are outside of our control. There can be no assurance that these sources will be adequate. If we are unable to service our indebtedness and fund our operations, we will be forced to reduce or delay capital expenditures, seek additional capital, sell assets or refinance our indebtedness. Any such action may not be successful and we may be unable to service our indebtedness and fund our operations, which could have a material adverse effect on our business, financial condition or results of operations. Additionally, we may not be able to refinance existing debt on favorable or comparable terms.
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

Risks Relating to the Spin-off of Embecta Corp.
Risks relating to spin-off of Embecta Corp.
On April 1, 2022, we completed the spin-off of Embecta Corp. (Embecta) (NASDAQ: EMBC), which holds our former Diabetes Care business and is now one of the world’s largest pure-play diabetes management companies in the world. The spin-off is intended to be a tax-free transaction for U.S. federal income tax purposes. If any facts, assumptions, representations, and undertakings from BD and Embecta regarding the past and future conduct of their respective businesses and other matters are incorrect or not otherwise satisfied, the spin-off may not qualify for tax-free treatment, which could result in significant U.S. federal income tax liabilities for BD and its shareholders. Additionally, there can be no assurances that BD will be able to achieve the full strategic and financial benefits that are expected to result from the spin-off.
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

Natural disasters, war and other events beyond our control could disrupt our business and adversely affect our future revenues and operating income.
Natural disasters, such as hurricanes, tornadoes, windstorms, earthquakes, wildfires and floods and other extreme weather events (including those caused by climate change), war, global health crises, terrorism, social or political unrest, labor disruptions and international conflicts and other events beyond our control, and actions taken by the U.S. and other governments or by our customers or suppliers in response to such events, could cause significant economic disruption and political and social instability in the U.S. and areas outside of the U.S. in which we operate. These events could result in decreased demand for our products, adversely affect our manufacturing and distribution capabilities, or increase the costs for or cause interruptions in the supply of materials from our suppliers.

Information About our Executive Officers
The following is a list of the executive officers of BD, their ages and all positions and offices held by each of them during the past five years. There is no family relationship between any executive officer or director of BD.

Name	Age	Position
Thomas E. Polen	49	Chairman since April 2021; Chief Executive Officer since January 2020; President since April 2017; Chief Operating Officer from October 2018 to January 2020; and Executive Vice President and President - Medical Segment from October 2014 to April 2017.
Richard Byrd	55	Executive Vice President and President, Interventional Segment since September 2022; Worldwide President, BD Medication Delivery Solutions from March 2019 to September 2022; Worldwide President, Preanalytical Systems from December 2016 to February 2019.
Christopher J. DelOrefice	51	Executive Vice President and Chief Financial Officer since September 2021; Vice President, Investor Relations, Johnson & Johnson from August 2018 to September 2021; Chief Financial Officer, North America Hospital Medical Devices, Johnson & Johnson from June 2017 to August 2018; and Vice President, Finance, North America, Johnson & Johnson Consumer, March 2014 to June 2017.
Antoine C. Ezell	53
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

Michael Garrison	54	Executive Vice President and President, Medical Segment since September 2022; Worldwide President, BD Medication Management Solutions from March 2020 to September 2022; Worldwide President, BD Surgery from December 2018 to March 2020; Vice President and General Manager Worldwide Infusion Systems from July 2016 to December 2018.
Roland Goette	60	Executive Vice President and President, EMEA since May 2017; and President, Europe from October 2014 to May 2017.
David B. Hickey	60
Executive Vice President and President, Life Sciences Segment since January 2021; President, Integrated Diagnostics Solutions from October 2019 to January 2021; and President, Diagnostic Systems from July 2016 to September 2019.

Samrat S. Khichi	55
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

Pavan Mocherla	53	Executive Vice President and President, Greater Asia since July 2022; Country General Manager, South Asia/Managing Director from December 2017 to June 2022; Vice President of Strategic Innovation for Greater Asia from August 2017 to December 2017.
Shana Neal	57	Executive Vice President and Chief People Officer since April 2022; Chief Human Resources Officer of Owens & Minor from April 2018 to March 2022; Senior Vice President, Human Resources of BD from January 2017 to March 2018.

Item  1B. Unresolved Staff Comments.
None.
Item 2.    Properties.
BD’s executive offices are located in Franklin Lakes, New Jersey. As of September 30, 2022, BD owned or leased 334 facilities throughout the world, comprising approximately 25,651,266 square feet of manufacturing, warehousing, administrative, and research facilities. The U.S. facilities, including those in Puerto Rico, comprise approximately 8,020,022 square feet of owned and 4,666,986 square feet of leased space. The international facilities comprise approximately 9,556,871 square feet of owned and 3,407,387 square feet of leased space. Sales offices and distribution centers included in the total square footage are also located throughout the world.
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
The U.S. facilities are located in Alabama, Arizona, California, Colorado, Connecticut, Florida, Georgia, Illinois, Indiana, Maryland, Massachusetts, Missouri, Nebraska, New Jersey, New York, North Carolina, Ohio, Oklahoma, Oregon, Pennsylvania, Rhode Island, South Carolina, Tennessee, Texas, Utah, Virginia, Washington D.C., Washington, Wisconsin, and Puerto Rico.
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
- Latin America, which includes facilities in Argentina, Brazil, Chile, Colombia, the Dominican Republic, Mexico, Peru and Uruguay.
- Canada.
Item 3.    Legal Proceedings.
Information with respect to certain legal proceedings is included in Note 6 to the consolidated financial statements contained in Item 8. Financial Statements and Supplementary Data, and is incorporated herein by reference.
Item 4.    Mine Safety Disclosures.
Not applicable.

PART II
Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
BD’s common stock is listed on the New York Stock Exchange under the symbol "BDX". As of October 31, 2022, there were approximately 11,400 shareholders of record.
The table below sets forth certain information regarding BD’s purchases of its common stock during the fiscal quarter ended September 30, 2022.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (2)
July 1-31, 2022	—	—	—	10,753,131
August 1-31, 2022	1,573,378	$256.00	1,573,378	9,179,753
September 1-30, 2022	379,755	$256.00	379,755	8,799,998
Total	1,953,133	$256.00	1,953,133	8,799,998

(1)Shares purchased includes an initial delivery of 1,573,378 shares of our common stock received in August 2022 upon payment of $500 million under an accelerated share repurchase (“ASR”) agreement, which was executed in August 2022, and an additional 379,755 shares in September 2022 based upon final settlement of the ASR agreement. The total average price paid per share in the table above reflects the volume weighted average price of BD's shares over the term of the ASR agreement. Additional disclosures regarding our share repurchase transactions are provided in Note 4 to the consolidated financial statements contained in Item 8. Financial Statements and Supplementary Data.
(2)The repurchases were made pursuant to the repurchase program authorized by the Board of Directors on September 24, 2013 for 10 million shares, which has been fully utilized as of September 30, 2022, and a repurchase program authorized by the Board of Directors in November 2021 for up to an additional 10 million shares of BD common stock, for which there is no expiration date.

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
Strategic Objectives
BD remains focused on delivering durable growth, creating shareholder value and making appropriate investments for the future. BD 2025, our vehicle for value creation, is anchored in three key pillars: grow, simplify and empower. BD's management team aligns our operating model and investments with these key strategic pillars through continuous focus on the following underlying objectives:
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
•Accelerating innovation in smart connected care, enabling new care settings and improving chronic disease outcomes;
•Leveraging our global scale to expand our reach in providing access to affordable medical technologies around the world, including emerging markets;
•Supplementing our internal growth through strategic acquisitions in faster growing market segments;
•Driving an efficient capital structure and strong shareholder returns.

Simplify
•Driving operating effectiveness and margin expansion by increasing factory productivity and asset efficiencies;
•Reducing complexity and improving customer experience by rationalizing our product portfolio and through the simplification and optimization of our operating model;
•Making strategic investments to advance quality culture and our core quality management system to serve our patients and ensure we are a best-in-class, proactive quality-driven organization;
•Working across our supply chain to responsibly source materials and goods, as well as to reduce environmental impacts;
•Creating more resilient operations through investments in an enterprise-wide renewable energy strategy;
•Focusing on cash management in order to improve balance sheet productivity.
Empower
•Fostering a purpose-driven culture with a focus on positive impact to all stakeholders–customers, patients, employees and communities;
•Improving our ability to serve customers and enhance customer experiences through the digitalization of internal processes and go-to-market approaches;
•Driving sustainability initiatives within our organizational units to support enterprise-wide collaboration towards our sustainability strategy;
•Cultivating an inclusive work environment that welcomes and celebrates diverse talent and perspectives;
•Growing and enabling talent through training, development and reskilling strategies.
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
BD’s Spin-Off of Diabetes Care
On April 1, 2022, BD completed the separation and distribution of Embecta, formerly BD's Diabetes Care business, into a separate, publicly-traded company. The historical results of the Diabetes Care business (previously included in BD’s Medical segment), as well as interest expense related to indebtedness incurred by Embecta prior to the spin-off date, have been reflected as discontinued operations in our consolidated financial statements for all periods prior to the spin-off date of April 1, 2022. Additional disclosures regarding our spin-off of the Diabetes Care business are provided in Note 2 to the consolidated financial statements contained in Item 8. Financial Statements and Supplementary Data.
Key Trends Affecting Results of Operations
As noted above, our products are manufactured and sold worldwide, which exposes our operations, supply chain and suppliers to various global macroeconomic factors. The factors which were most impactful to our fiscal year 2022 results and that continue to be impactful to our operating results include the following:
•Inflation, which has increased the costs of raw materials, components, labor, energy, and logistical services;
•Availability of skilled labor (especially in North America), global energy sources, raw materials and electronic components; and
•Constrained logistics capacity related to the movement of goods around the globe.
During fiscal year 2022, the shortages of certain raw materials and components, delays in global transportation and labor shortages in our manufacturing facilities increased lead times for some of our product offerings. Also, significant inflationary pressures impacted our supply chain costs in certain areas throughout 2022. We experienced higher costs for raw materials, particularly resins, as well as for electronic components and freight. These increased costs put pressure on our operating expenses and the costs of our investments. We have been mitigating these inflationary pressures through the following:
•Driving strategic procurement initiatives to leverage alternative sources of raw material and transportation;
•Implementing cost-containment measures, as well as intensifying continuous improvement and restructuring programs in our manufacturing and distribution facilities;
•Continuing strategic product line rationalization programs as part of our simplification strategy; and
•Optimizing our sales through product allocation and customer management.
The COVID-19 pandemic continued to drive volatile global economic conditions during our fiscal year 2022. Utilization rates for most of our products have recovered compared to pre-pandemic levels; however, future resurgences in COVID-19 infections or new strains of the virus may affect the prioritization of non-acute versus acute healthcare utilization, which may temporarily weaken future demand for certain of our products and increase the demand for other of our products. The pandemic has contributed to the inflationary pressures and supply chain disruptions discussed above and these challenges could persist if governments impose lockdowns, quarantine requirements and other restrictions in order to control rates of COVID-19 infections, such as in China.
Additionally, the pandemic has escalated challenges that existed for global healthcare systems prior to the pandemic, including budget constraints and staffing shortages, particularly shortages of nursing staff. Changes in the ways healthcare services are delivered, including the transition of more care from acute to non-acute settings and increased focus on chronic disease management, may place additional financial pressure on hospitals and the broader healthcare system. Healthcare institutions may take actions to mitigate any persistent pressures on their budgets and such actions could impact the future demand for our products and services. Additionally, staffing shortages within healthcare systems may affect the prioritization of healthcare services, which could also impact the demand for certain of our products.
Geopolitical conditions may also impact our operations. Our operations in Russia and Ukraine are not material to our financial results, and as such, the conflict between Russia and Ukraine did not materially impact our results of operations in 2022. However, the continuation of the Russia-Ukraine military conflict and/or an escalation of the conflict beyond its current scope may further weaken the global economy and could result in additional inflationary pressures and supply chain constraints, including the unavailability and cost of energy. Due to the significant uncertainty that exists relative to the duration and overall impact of the macroeconomic factors discussed above, our future operating performance, particularly in the short-term, may be subject to volatility. The impacts of macroeconomic conditions on our business, results of operations, financial condition and cash flows are dependent on certain factors, including those discussed in Item 1A. Risk Factors.
Summary of Financial Results
Worldwide revenues in 2022 of $18.870 billion decreased 1.4% from the prior-year period. This decrease reflected the following impacts:

Increase (decrease) in current-period revenues
Volume	6.2%
Period-over-period decline in revenues related to COVID-19-only testing	(7.5)%
Pricing	2.2%
Foreign currency translation	(2.3)%
Decrease in revenues from the prior-year period	(1.4)%

While resurgences of COVID-19 infections have continued to occur in various countries around the world, demand for our SARS-CoV-2 diagnostics tests and injection devices used for COVID-19 vaccinations has declined from the peak testing and vaccination levels reached earlier in the pandemic. As such, our fiscal year 2022 revenues in our Life Sciences segment reflected sales related to COVID-19-only diagnostic testing on the BD VeritorTM Plus, BD VeritorTM At-Home and BD MaxTM Systems of $511 million, compared with revenues from such testing products in 2021 of $1.956 billion.
Volume in 2022 was driven by demand for our core products and reflected strong demand across all of our segments’ units, particularly in the Medical segment’s Medication Delivery Solutions and Pharmaceutical Systems units, as well as in the Life Sciences segment’s Integrated Diagnostic Solutions unit.
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
Our financial position remains strong, with cash flows from continuing operating activities totaling $2.471 billion in 2022. At September 30, 2022, we had $1.167 billion in cash and equivalents and short-term investments, including restricted cash. We continued to return value to our shareholders in the form of dividends. During fiscal year 2022, we paid cash dividends of $1.082 billion, including $992 million paid to common shareholders and $90 million paid to preferred shareholders. We also repurchased approximately $500 million of our common stock during fiscal year 2022.
Each reporting period, we face currency exposure that arises from translating the results of our worldwide operations to the U.S. dollar at exchange rates that fluctuate from the beginning of such period. A stronger U.S. dollar, compared to the prior-year period, resulted in an unfavorable foreign currency translation impact to our revenues during 2022. The flow of foreign currency impacts to our earnings depends on various factors including our inventory turnover, our ability to leverage our global supply chain and the current-period mix of our sales, from both a product and geographic perspective. These factors resulted in a favorable foreign currency impact to earnings during 2022.
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

Results of Operations
Medical Segment
The following summarizes Medical revenues by organizational unit:

				2022 vs. 2021			2021 vs. 2020
(Millions of dollars)	2022	2021	2020	Total Change	Estimated FX Impact	FXN Change	Total Change	Estimated FX Impact	FXN Change
Medication Delivery Solutions (a)	$4,308	$4,101	$3,596	5.0%	(1.8)%	6.8%	14.0%	2.3%	11.7%
Medication Management Solutions	2,533	2,432	2,454	4.1%	(1.5)%	5.6%	(0.9)%	1.4%	(2.3)%
Pharmaceutical Systems (a)	2,001	1,828	1,587	9.5%	(5.0)%	14.5%	15.2%	4.2%	11.0%
Total Medical revenues	$8,841	$8,361	$7,637	5.7%	(2.4)%	8.1%	9.5%	2.5%	7.0%

(a)Prior-period amounts were recast to reflect former intercompany transactions with Embecta.

The Medication Delivery Solutions unit’s revenue growth in 2022 reflected strong global sales of catheters and vascular care products, which were particularly driven by competitive gains for peripherally inserted intravenous catheter and flush products. Fiscal year 2022 revenues in the Medication Management Solutions unit reflected strong growth in global placements of dispensing systems, partially offset by an unfavorable comparison to the prior-year period, which benefited from pandemic-related demand for infusion pumps and sets. Our acquisition of Parata Systems in 2022 also contributed to revenue growth in the Medication Management Solutions unit. The Pharmaceutical Systems unit’s strong revenue growth in 2022 reflected continued high demand for our prefillable solutions in the high-growth markets for biologic drugs and vaccines.

The Medical segment’s revenue growth in 2021 was aided by a favorable comparison to 2020, which was impacted by COVID-19 pandemic-related declines, particularly in the United States and China. These prior-year pandemic-related declines impacted our Medication Delivery Solutions unit. Fiscal year 2021 revenue growth in the Medication Delivery Solutions unit reflected strong demand for our core offerings, including U.S. demand for catheters and vascular care products, as well as strong global demand for syringes resulting from COVID-19 vaccination efforts. In the Medication Management Solutions unit, lower revenues in 2021 reflected an unfavorable comparison to 2020, which benefited from global pandemic-related infusion pump orders. The Pharmaceutical Systems unit’s revenue growth in 2021 was enabled by capacity expansion efforts and was driven by continued strong demand for our pre-filled devices, which reflected the vial to pre-filled device conversion for biologics, vaccines, and other injectable drugs.
Medical segment operating income was as follows:

(Millions of dollars)	2022	2021	2020
Medical segment operating income	$2,215	$1,985	$1,675

Segment operating income as % of Medical revenues	25.1%	23.7%	21.9%

The Medical segment's operating income in 2022 was driven by improved gross profit margin and lower operating expenses. Operating income in 2021 was primarily driven by improved gross profit margin.
•The Medical segment’s higher gross profit margin in 2022 compared with 2021 primarily reflected the following:

◦Favorable product mix with higher sales of high value-added products in the Medication Delivery Systems and Medication Management Solutions units.
◦Lower manufacturing costs resulting from continuous improvement projects which enhanced the efficiency of our operations, as well as favorable impacts from price and foreign currency translation; partially offset by
◦Higher raw material and freight costs, a noncash asset impairment charge of $54 million recorded to write down the carrying value of certain fixed assets, as well as charges of $72 million recorded in 2022 for estimated future costs within the Medication Management Solutions unit associated with remediation efforts related to AlarisTM infusion pumps, compared with charges of $56 million in 2021.
•The Medical segment’s higher gross profit margin in 2021 compared with 2020 primarily reflected the following:
◦A favorable comparison to 2020, which was unfavorably impacted by increased levels of manufacturing overhead costs that were recognized in the period because of the COVID-19 pandemic, rather than capitalized within inventory, and $244 million of net charges recorded in 2020, compared with charges of $56 million in 2021, for remediation efforts related to AlarisTM infusion pumps, as also discussed above;
◦Lower manufacturing costs resulting from continuous improvement projects which enhanced the efficiency of our operations;
◦The unfavorable impacts from foreign currency translation, investments in simplification and other cost saving initiatives, higher raw material and freight costs, as well as product quality remediation expenses.
•Selling and administrative expense as a percentage of revenues in 2022 was lower compared with 2021, which reflected efforts to contain certain selling, travel and other administrative activities, partially offset by higher shipping costs. Selling and administrative expense as a percentage of revenues in 2021 was flat compared with 2020 primarily due to the increase in revenues in 2021, offset by higher travel and other administrative costs compared with 2020, which benefited from cost containment measures enacted in response to the COVID-19 pandemic.
•Research and development expense as a percentage of revenues was lower in 2022 compared with 2021, which reflected revenue growth that outpaced the timing of project spending. Research and development expense as a percentage of revenues was higher in 2021 compared with 2020, which reflected our commitment to research and development through continued reinvestment into our growth initiatives.

Life Sciences Segment
The following summarizes Life Sciences revenues by organizational unit:

				2022 vs. 2021			2021 vs. 2020
(Millions of dollars)	2022	2021	2020	Total Change	Estimated FX Impact	FXN Change	Total Change	Estimated FX Impact	FXN Change
Integrated Diagnostic Solutions	$4,185	$5,225	$3,532	(19.9)%	(2.2)%	(17.7)%	47.9%	3.8%	44.1%
Biosciences	1,379	1,305	1,143	5.7%	(3.3)%	9.0%	14.2%	3.1%	11.1%
Total Life Sciences revenues	$5,564	$6,530	$4,675	(14.8)%	(2.4)%	(12.4)%	39.7%	3.6%	36.1%

The Integrated Diagnostic Solutions unit’s revenues related to COVID-19-only diagnostic testing on the BD VeritorTM Plus, BD VeritorTM At-Home and BD MaxTM Systems in 2022 of $511 million, were lower as compared with revenues from such testing products in 2021 of $1.956 billion. The Integrated Diagnostic Solutions unit’s fiscal year 2022 revenues benefited from wide clinical adoption of our broader respiratory panel and the expanded base of instruments we installed during the peak levels of the pandemic to facilitate COVID-19-only testing. The Integrated Diagnostic Solutions unit’s revenues also reflected growth in sales of our specimen management products due to a recovery of routine lab testing to pre-pandemic levels. The Biosciences unit's revenue growth in 2022 was driven by strong growth in sales of our reagents and instruments, including our recently launched research instruments. Demand for the Biosciences unit’s research reagents was favorably impacted by continued adoption of the unit’s e-commerce platform.
The Life Sciences segment's revenues in 2021 primarily reflected a favorable comparison to 2020, which was significantly impacted by pandemic-related declines in both units. Revenue growth in the Integrated Diagnostic Solutions unit was also driven by sales related to COVID-19-only diagnostic testing on the BD VeritorTM Plus and BD MaxTM Systems. Routine diagnostic testing levels in the Integrated Diagnostic Solutions unit continued to improve over the course of 2021 and the unit benefited from high demand for our specimen management portfolio, automated blood cultures and ID/AST testing solutions. The Biosciences unit's revenue growth in 2021 benefited from strong demand for instruments and reagents as lab utilization returned to normal levels.
Life Sciences segment operating income was as follows:

(Millions of dollars)	2022	2021	2020
Life Sciences segment operating income	$1,710	$2,391	$1,405

Segment operating income as % of Life Sciences revenues	30.7%	36.6%	30.0%

The Life Sciences segment's operating income in 2022 was driven by lower gross profit margin and higher operating expenses as a percentage of revenues. Operating income in 2021 reflected improved gross profit margin and operating expense performance.
•The Life Sciences segment’s lower gross profit margin in 2022 compared with 2021 primarily reflected the following:
◦The decline in COVID-19-only testing revenues compared with the prior-period, as well as higher raw material and freight costs; partially offset by
◦A favorable comparison to the prior-year period, which reflected approximately $93 million of excess and obsolete inventory expenses related to COVID-19-only testing inventory, as well as favorable impacts in 2022 from continuous improvement projects in our manufacturing facilities, price, product mix, foreign currency translation and a one-time benefit from licensing income.
•The Life Sciences segment’s higher gross profit margin in fiscal year 2021 compared with 2020 primarily reflected the following:
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
◦The unfavorable impacts of foreign currency translation and the recognition of approximately $93 million of excess and obsolete inventory expenses, as noted above.

•Selling and administrative expense as a percentage of revenues in 2022 was higher compared with 2021 primarily due to the current-period decline in revenues. Selling and administrative expense as a percentage of Life Sciences revenues in 2021 was lower compared with 2020 primarily due to the increase in revenues in 2021, partially offset by higher travel and other administrative costs compared with 2020, which benefited from cost containment measures enacted in response to the COVID-19 pandemic, as well as higher shipping costs and selling costs in 2021 associated with COVID-19 testing solutions.
•Research and development expense as a percentage of revenues was higher in 2022 compared with 2021, primarily due to the current-period decline in revenues. Research and development expense as a percentage of revenues in 2021 was lower compared with 2020, primarily due to the increase in revenues in 2021, partially offset by additional investments in COVID-19 testing solutions.
Interventional Segment
The following summarizes Interventional revenues by organizational unit:

				2022 vs. 2021			2021 vs. 2020
(Millions of dollars)	2022	2021	2020	Total Change	Estimated FX Impact	FXN Change	Total Change	Estimated FX Impact	FXN Change
Surgery	$1,400	$1,296	$1,121	8.0%	(1.3)%	9.3%	15.7%	1.3%	14.4%
Peripheral Intervention	1,759	1,711	1,511	2.8%	(2.0)%	4.8%	13.2%	3.0%	10.2%
Urology and Critical Care	1,305	1,232	1,130	5.9%	(1.9)%	7.8%	9.0%	1.4%	7.6%
Total Interventional revenues	$4,464	$4,239	$3,762	5.3%	(1.8)%	7.1%	12.7%	2.0%	10.7%

The Surgery unit’s revenues in 2022 reflected strong global sales of our advanced repair and reconstruction platforms, as well as a benefit from the unit’s fiscal year 2021 acquisition of Tepha, Inc. Fiscal year 2022 revenues in the Peripheral Intervention unit reflected strong sales of our oncology products and growth attributable to the unit’s fiscal year 2022 acquisition of Venclose, Inc. and the relaunch of our VenovoTM system. The Peripheral Intervention unit’s revenues in 2022 were unfavorably impacted during the second half of the fiscal year by supply constraints and hospital labor shortages. The Urology and Critical Care unit’s revenue growth in 2022 was driven by strong demand for acute urology products.
The Interventional segment's revenues in 2021 reflected a favorable comparison to 2020, which was significantly impacted by pandemic-related declines in our Surgery and Peripheral Intervention units. Fiscal year 2021 revenue growth in the Interventional segment was also driven by stronger market demand for the Surgery unit’s infection prevention platform and the Peripheral Intervention unit's oncology products. Revenues in the Peripheral Intervention unit additionally benefited from sales attributable to its fiscal year 2020 acquisition of Straub Medical AG. Fiscal year 2021 revenue growth in our Surgery and Peripheral Intervention units was unfavorably impacted by resurgences in COVID-19 infections. The Urology and Critical Care unit’s growth in 2021 showed strong demand for acute urology products and the unit's targeted temperature management portfolio.

Interventional segment operating income was as follows:

(Millions of dollars)	2022	2021	2020
Interventional segment operating income	$1,081	$933	$724

Segment operating income as % of Interventional revenues	24.2%	22.0%	19.2%

The Interventional segment's operating income in 2022 and 2021 was primarily driven by improved gross profit margin.
•The Interventional segment’s higher gross profit margin in 2022 compared with 2021 primarily reflected favorable impacts from price, favorable product mix and foreign currency translation, which were partially offset by higher freight costs.
•The Interventional segment’s higher gross profit margin in 2021 compared with 2020 primarily reflected the recovery of demand for products with higher margins and a favorable comparison to the prior-year period, which was unfavorably impacted by increased levels of manufacturing overhead costs that were recognized in the period because of the COVID-19 pandemic, rather than capitalized within inventory.
•Selling and administrative expense as a percentage of revenues was higher in 2022 compared with 2021, as the prior-year period benefited from the curtailment of certain selling, travel and other administrative activities due to the COVID-19 pandemic in the prior year. Selling and administrative expense as a percentage of revenues in 2021 was lower compared with 2020 primarily due the recovery of segment revenues.
•Research and development expense as a percentage of revenues was lower in 2022 compared with 2021, as the increase in current-period revenues outpaced the timing of project spending. Research and development expense as a percentage of revenues was higher in 2021 compared with 2020 which primarily reflected reinvestment into our growth initiatives.
Geographic Revenues
BD’s worldwide revenues by geography were as follows:

				2022 vs. 2021			2021 vs. 2020
(Millions of dollars)	2022	2021	2020	Total Change	Estimated FX Impact	FXN Change	Total Change	Estimated FX Impact	FXN Change
United States	$10,722	$10,371	$9,161	3.4%	—	3.4%	13.2%	—	13.2%
International	8,148	8,760	6,912	(7.0)%	(4.9)%	(2.1)%	26.7%	6.2%	20.5%
Total revenues	$18,870	$19,131	$16,074	(1.4)%	(2.3)%	0.9%	19.0%	2.7%	16.3%

U.S. revenue growth in 2022 was driven by strong sales in all of the Medical segment’s units, as well as in the Interventional segment’s Surgery and Urology and Critical Care units. U.S. revenue growth in 2022 was unfavorably impacted by a comparison to 2021, which substantially benefited from sales in the Life Sciences segment's Integrated Diagnostic Solutions unit related to COVID-19-only diagnostic testing, as further discussed above.
U.S. revenue growth in 2021 was primarily driven by sales related to COVID-19-only diagnostic testing in the Life Sciences segment's Integrated Diagnostic Solutions unit. Strong fiscal year 2021 U.S. revenue growth in the Medical segment’s Medication Delivery Solutions unit and the Interventional segment’s Surgery and Peripheral Intervention units reflected favorable comparisons to prior-year period results, which were impacted by COVID-19 pandemic-related declines, as well as growth attributable to core products. U.S. revenue growth in 2021 also reflected strong demand in the Interventional segment’s Urology and Critical Care unit.
The decline in international revenues in 2022 was primarily driven by an unfavorable comparison to 2021, which substantially benefited from sales in the Life Sciences segment's Integrated Diagnostic Solutions unit related to COVID-19-only diagnostic testing, as further discussed above. This fiscal year 2022 decline in international revenues was partially offset by strong sales in all of the Medical segment’s units, as well as in the Life Sciences segment’s Biosciences unit and the Interventional segment’s Surgery and Peripheral Intervention units.
International revenue growth in 2021 was largely driven by COVID-19-only diagnostic testing-related sales in the Life Sciences segment's Integrated Diagnostic Solutions unit, as discussed further above, and by demand in the Medical segment’s Pharmaceutical Systems unit. Fiscal year 2021 international revenue growth was also driven by results in the Medical segment’s Medication Delivery Solutions and the Interventional segment’s Peripheral Intervention unit due to favorable comparisons to prior-year period results, which were impacted by COVID-19 pandemic-related declines, and growth attributable to core products. Fiscal year 2021 international revenue growth was unfavorably impacted by a decline in the Medical segment’s Medication Management Solutions unit, as further discussed above.
Emerging market revenues were as follows:

				2022 vs. 2021			2021 vs. 2020
(Millions of dollars)	2022	2021	2020	Total Change	Estimated FX Impact	FXN Change	Total Change	Estimated FX Impact	FXN Change
Emerging markets	$2,904	$2,677	$2,240	8.5%	(1.7)%	10.2%	19.5%	3.0%	16.5%

Emerging market revenues in 2022 primarily reflected strong growth in Latin America and China, despite an unfavorable impact from pandemic-related lockdowns in China during 2022. Revenues in emerging markets in 2021 benefited from a favorable comparison to 2020 which was impacted by COVID-19 pandemic-related declines.
Specified Items
Reflected in the financial results for 2022, 2021 and 2020 were the following specified items:

(Millions of dollars)	2022	2021	2020
Integration costs (a)	$68	$135	$214
Restructuring costs (a)	123	44	84
Separation-related items (b)	20	—	—
Purchase accounting adjustments (c)	1,431	1,405	1,355
Transaction gain/loss, product and other litigation-related matters (d)	174	272	631
Investment gains/losses and asset impairments (e)	94	(46)	100
European regulatory initiative-related costs (f)	146	134	105
Impacts of debt extinguishment	24	185	8
Total specified items	2,082	2,128	2,497
Less: tax impact of specified items	366	348	392
After-tax impact of specified items	$1,716	$1,780	$2,105

(a)Represents amounts associated with integration and restructuring activities which are primarily recorded in Acquisition-related integration and restructuring expense and are further discussed below.

(b)Represents costs recorded to Other operating expense, net and incurred in connection with the separation of BD's former Diabetes Care business.
(c)Includes amortization and other adjustments related to the purchase accounting for acquisitions. BD’s amortization expense is recorded in Cost of products sold.
(d)Includes certain amounts recorded to Other operating expense, net which are detailed further below. The amounts in 2022, 2021 and 2020 also included net charges of $72 million, $56 million and $244 million, respectively, which were recorded within Cost of products sold related to the estimate of probable future product remediation costs, as further discussed below. The amount in 2022 additionally includes pension settlement costs of $73 million which were recorded to Other (expense) income, net.
(e)Includes non-cash (gains) losses recorded within Other (expense) income, net relating to certain investments. The amounts in 2022 and 2020 included total charges of $54 million and $98 million, respectively, recorded in Cost of products sold to write down the carrying value of certain assets.
(f)Represents costs incurred to develop processes and systems to establish initial compliance with the European Union Medical Device Regulation and the European Union In Vitro Diagnostic Medical Device Regulation, which represent a significant, unusual change to the existing regulatory framework. We consider these costs to be duplicative of previously incurred costs and/or one-off costs, which are limited to a specific period of time. These expenses, which are recorded in Cost of products sold and Research and development expense, include the cost of labor, other services and consulting (in particular, research and development and clinical trials) and supplies, travel and other miscellaneous costs.
Gross Profit Margin
The comparison of gross profit margins in 2022 and 2021 and the comparison of gross profit margins in 2021 and 2020 reflected the following impacts:

	2022	2021
Gross profit margin % prior-year period	45.1%	42.3%
Impact of purchase accounting adjustments and other specified items	(0.5)%	2.9%
Operating performance	(0.4)%	0.4%
Foreign currency translation	0.7%	(0.5)%
Gross profit margin % current-year period	44.9%	45.1%

The impact of other specified items on gross profit margin in 2022 included a non-cash asset impairment charge of $54 million in the Medical segment, as well as net charges of $72 million, compared with charges of $56 million in 2021, recorded for estimated future costs within the Medication Management Solutions unit associated with remediation efforts related to AlarisTM infusion pumps.
Operating performance in 2022 and 2021 reflected favorable impacts attributable to our ongoing continuous improvement projects. Operating performance in 2022 and 2021 were unfavorably impacted by higher raw material costs. Operating performance in 2022 was also impacted by higher labor costs, as well as by the following:
•Favorable impacts attributable to price, the optimization of our product mix, and the recovery of pre-pandemic demand for products with higher margins;
•A favorable comparison to 2021, which included approximately $93 million of excess and obsolete inventory expenses related to COVID-19-only testing inventory which were recognized by the Integrated Diagnostic Solutions unit.
Operating performance in 2021 additionally reflected the following:

•The recovery of demand for products with higher margins and the Integrated Diagnostic Solutions unit's COVID-19-only testing sales. We re-invested over $200 million of the profits from these sales into our BD 2025 strategy focus on growth, simplification and empowerment.
•A favorable comparison to 2020 which was unfavorably impacted by increased levels of manufacturing overhead costs that were recognized in the period because of the COVID-19 pandemic, rather than capitalized within inventory; partially offset by
•The $93 million of excess and obsolete inventory expenses related to COVID-19-only testing inventory noted above.

Operating Expenses
Operating expenses in 2022, 2021 and 2020 were as follows:

				Increase (decrease) in basis points
(Millions of dollars)	2022	2021	2020	2022 vs. 2021	2021 vs. 2020
Selling and administrative expense	$4,709	$4,719	$4,185
% of revenues	25.0%	24.7%	26.0%	30	(130)

Research and development expense	$1,256	$1,279	$1,039
% of revenues	6.7%	6.7%	6.5%	—	20

Acquisition-related integration and restructuring expense	$192	$179	$299

Other operating expense, net	$37	$203	$363

Selling and administrative
Higher selling and administrative expense as a percentage of revenues in 2022 compared with 2021 primarily reflected higher shipping and selling costs in the current-year period, partially offset by a decrease in our deferred compensation plan liability due to market performance and favorable foreign currency translation. The investment losses on deferred compensation plan assets were recorded to Other (expense) income, net.
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
Research and development
Research and development expense as a percentage of revenues in 2022 primarily reflected the timing of project spending. Research and development expense as a percentage of revenues in 2021 was higher compared with 2020 which reflected our reinvestment of COVID-19 testing-related sales profits into our growth initiatives and additional investments in COVID-19 testing solutions, as further discussed above. Spending in 2022, 2021 and 2020 reflected our continued commitment to invest in new products and platforms.
Acquisitions and other restructurings
Acquisition-related integration and restructuring expense in 2022 included restructuring costs related to simplification and other cost saving initiatives, as well as system integration costs. Restructuring expenses in 2022 included non-cash asset impairment charges of $19 million, as further discussed in Note 15 to the consolidated financial statements contained in Item 8. Financial Statements and Supplementary Data. Costs in 2021 and 2020 included restructuring costs related to simplification and other cost saving initiatives, as well as restructuring and integration costs incurred due to our acquisition of C.R. Bard, Inc. in the first quarter of fiscal year 2018. For further disclosures regarding the costs relating to restructurings, refer to Note 12 to the consolidated financial statements contained in Item 8. Financial Statements and Supplementary Data.

Other operating expense, net
Other operating expense in 2022, 2021 and 2020 included the following items which are further discussed in the Notes to the consolidated financial statements contained in Item 8. Financial Statements and Supplementary Data:

(Millions of dollars)	2022	2021	2020
Charges to record product liability reserves, including related defense costs (See Note 6)	$21	$361	$378
Gains on sale-leaseback transactions (See Note 18)	—	(158)	—
Separation-related items	20	—	—
Other	(4)	—	(15)
Other operating expense, net	$37	$203	$363

Net Interest Expense

(Millions of dollars)	2022	2021	2020
Interest expense	$(398)	$(469)	$(528)
Interest income	16	9	7
Net interest expense	$(382)	$(460)	$(521)

Lower interest expense in 2022 and 2021 compared with the prior-year periods reflected lower overall interest rates on debt outstanding during 2022 and 2021, as well as the impact of debt repayments, particularly in 2021. Additional disclosures regarding our financing arrangements and debt instruments are provided in Note 16 to the consolidated financial statements contained in Item 8. Financial Statements and Supplementary Data.
Income Taxes
The income tax rates for continuing operations in 2022, 2021 and 2020 were as follows:

	2022	2021	2020
Effective income tax rate for continuing operations	8.3%	5.2%	14.9%

Impact, in basis points, from specified items	(500)	(620)	(70)

The effective income tax rate for continuing operations in 2022 primarily reflected a tax impact from specified items that was less favorable compared with the benefits associated with specified items recognized in 2021. The effective income tax rate for continuing operations in 2021 reflected the impact of discrete tax items, as well as an impact from specified items in 2021 that was more favorable compared with the benefit associated with specified items in 2020.

Net Income and Diluted Earnings per Share from Continuing Operations
Net income and diluted earnings per share from continuing operations in 2022, 2021 and 2020 were as follows:

	2022	2021	2020
Net income from continuing operations (Millions of dollars)	$1,635	$1,604	$352
Diluted earnings per share from continuing operations	$5.38	$5.18	$0.87

Unfavorable impact-specified items	$5.97	$6.10	$7.45
Favorable (unfavorable) impact-foreign currency translation	$0.14	$(0.02)	$(0.16)
Financial Instrument Market Risk
We selectively use financial instruments to manage market risk, primarily foreign currency exchange risk and interest rate risk relating to our ongoing business operations. The counterparties to these contracts are highly rated financial institutions. We do not enter into financial instruments for trading or speculative purposes.
Foreign Exchange Risk
BD and its subsidiaries transact business in various foreign currencies throughout Europe, Greater Asia, Canada and Latin America. We face foreign currency exposure from the effect of fluctuating exchange rates on payables and receivables relating to transactions that are denominated in currencies other than our functional currency. These payables and receivables primarily arise from intercompany transactions. We hedge substantially all such exposures, primarily through the use of forward contracts. We have also hedged the currency exposure associated with investments in certain foreign subsidiaries with instruments such as foreign currency-denominated debt and cross-currency swaps, which are designated as net investment hedges, as well as currency exchange contracts. We also face currency exposure that arises from translating the results of our worldwide operations, including sales, to the U.S. dollar at exchange rates that have fluctuated from the beginning of a reporting period. We did not enter into contracts to hedge cash flows against these foreign currency fluctuations in fiscal year 2022 or 2021.
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
With respect to the foreign currency derivative instruments outstanding at September 30, 2022 and 2021, the impact that changes in the U.S. dollar would have on pre-tax earnings was estimated as follows:

	Increase (decrease)
(Millions of dollars)	2022	2021
10% appreciation in U.S. dollar	$(63)	$(66)
10% depreciation in U.S. dollar	$63	$66
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
The impact that changes in interest rates would have on interest rate derivatives outstanding at September 30, 2022 and 2021, as well as the effect that changes in interest rates would have on our earnings or cash flows over a one-year period, based upon our overall interest rate exposure, were estimated as follows:

	Increase (decrease) to fair value of interest rate derivatives outstanding		Increase (decrease) to earnings or cash flows
(Millions of dollars)	2022	2021	2022	2021
10% increase in interest rates	$(4)	$7	$(1)	$—
10% decrease in interest rates	$4	$(7)	$1	$—

Liquidity and Capital Resources
Our strong financial position and cash flow performance have provided us with the capacity to accelerate our innovation pipeline through investments in research and development, as well as through strategic acquisitions. We believe that our available cash and cash equivalents, our ability to generate operating cash flow, and if needed, our access to borrowings from our financing facilities provide us with sufficient liquidity to satisfy our foreseeable operating needs. The following table summarizes our consolidated statement of cash flows in 2022, 2021 and 2020:

(Millions of dollars)	2022	2021	2020
Net cash provided by (used for) continuing operations
Operating activities	$2,471	$4,126	$2,937
Investing activities	$(3,220)	$(1,843)	$(1,190)
Financing activities	$(736)	$(3,306)	$22
Net Cash Flows from Continuing Operating Activities
Cash flows from continuing operating activities in 2022 reflected net income, adjusted by a change in operating assets and liabilities that was a net use of cash. This net use of cash primarily reflected higher levels of inventory and prepaid expenses, as well as lower levels of accounts payable and accrued expenses. Cash flows from continuing operating activities in 2022 additionally reflected a discretionary cash contribution of $134 million to fund our pension obligation.
Cash flows from continuing operating activities in 2021 reflected higher net income, which was driven by strong revenue performance, adjusted by a change in operating assets and liabilities that was a net source of cash. This net source of cash primarily reflected higher levels of accounts payable and accrued expenses, partially offset by higher levels of prepaid expenses, inventory and trade receivables. Cash flows from continuing operating activities in 2021 additionally reflected a $16 million discretionary cash contribution to fund our pension obligation.
Cash flows from continuing operating activities in 2020 reflected net income, adjusted by a change in operating assets and liabilities that was a net source of cash. This net source of cash primarily reflected higher levels of accounts payable and accrued expenses and lower levels of prepaid expenses, partially offset by higher levels of inventory and trade receivables.
Net Cash Flows from Continuing Investing Activities
Capital expenditures
Our investments in capital expenditures are focused on projects that enhance our cost structure and manufacturing capabilities, as well as support our BD 2025 strategy for growth and simplification. Capital expenditures of $973 million, $1.194 billion and $769 million in 2022, 2021 and 2020, respectively, primarily related to manufacturing capacity expansions. Details of spending by segment are contained in Note 8 to the consolidated financial statements contained in Item 8. Financial Statements and Supplementary Data.
Acquisitions
Cash outflows for acquisitions in 2022 included a cash payment of $1.548 billion associated with our acquisition of Parata Systems in the fourth quarter of 2022, as well as cash payments relating to various strategic acquisitions we have executed as part of our growth strategy, including our acquisitions of MedKeeper, Scanwell Health, Inc, Tissuemed, Ltd., and Venclose, Inc. Cash outflows for acquisitions in 2021 and 2020 included cash payments relating to the strategic acquisitions of Tepha, Inc. and Straub Medical AG, respectively.
Net Cash Flows from Continuing Financing Activities
Net cash from continuing financing activities in 2022, 2021 and 2020 included the following significant cash flows:

(Millions of dollars)	2022	2021	2020
Cash inflow (outflow)
Change in short term debt	$230	$—	$—
Change in credit facility borrowings	$—	$—	$(485)
Proceeds from long-term debt and term loans	$497	$4,869	$3,389
Distribution from Embecta Corp. (see Note 2)	$1,266	$—	$—
Net transfer of cash to Embecta upon spin-off	$(265)	$—	$—
Payments of debt and term loans	$(805)	$(5,112)	$(4,664)
Proceeds from issuances of equity securities	$—	$—	$2,917
Share repurchases	$(500)	$(1,750)	$—
Dividends paid	$(1,082)	$(1,048)	$(1,026)

Additional disclosures regarding the equity and debt-related financing activities detailed above are provided in Notes 4 and 16 to the consolidated financial statements contained in Item 8. Financial Statements and Supplementary Data.

Debt-Related Activities

Certain measures relating to our total debt were as follows:

	2022	2021	2020
Total debt (Millions of dollars)	$16,065	$17,610	$17,931

Weighted average cost of total debt	2.8%	2.4%	2.8%
Total debt as a percentage of total capital (a)	37.3%	41.1%	41.3%
(a) Represents shareholders’ equity, net non-current deferred income tax liabilities, and debt.

Additional disclosures regarding our debt instruments are provided in Note 16 to the consolidated financial statements contained in Item 8. Financial Statements and Supplementary Data.

Cash and Short-term Investments
At September 30, 2022, total worldwide cash and equivalents and short-term investments, including restricted cash, were $1.167 billion. Approximately half of these assets were held outside of the United States. We regularly review the amount of cash and short-term investments held outside of the United States and our historical foreign earnings are used to fund foreign investments or meet foreign working capital and property, plant and equipment expenditure needs. To fund cash needs in the United States, we rely on ongoing cash flow from U.S. operations, access to capital markets and remittances from foreign subsidiaries of earnings that are not considered to be permanently reinvested.
Financing Facilities
We have a five-year senior unsecured revolving credit facility in place which will expire in September 2026. The credit facility provides borrowings of up to $2.75 billion, with separate sub-limits of $100 million for letters of credit and swingline loans. The expiration date of the credit facility may be extended for up to two additional one year periods, subject to certain restrictions (including the consent of the lenders). The credit facility provides that we may, subject to additional commitments by lenders, request an additional $500 million of financing, for a maximum aggregate commitment under the credit facility of up to $3.25 billion. Proceeds from this facility may be used for general corporate purposes. There were no borrowings outstanding under the revolving credit facility at September 30, 2022.
The agreement for our revolving credit facility contains the following financial covenants. We were in compliance with these covenants, as applicable, as of September 30, 2022.
•We are required to have a leverage coverage ratio of no more than:
◦4.25-to-1 as of the last day of each fiscal quarter following the closing of the credit facility; or
◦4.75-to-1 for the four full fiscal quarters following the consummation of a material acquisition.

We also have informal lines of credit outside the United States. We may, from time to time, access the commercial paper market as we manage working capital over the normal course of our business activities. We had $230 million commercial paper borrowings outstanding as of September 30, 2022. Also, over the normal course of our business activities, we transfer certain trade receivable assets to third parties under factoring agreements. Additional disclosures regarding sales of trade receivable assets are provided in Note 15 to the consolidated financial statements contained in Item 8. Financial Statements and Supplementary Data.

Access to Capital and Credit Ratings
Our corporate credit ratings with the rating agencies Standard & Poor's Ratings Services (“S&P”), Moody's Investor Service (“Moody's”) and Fitch Ratings (“Fitch”) were as follows at September 30, 2022:

	S&P	Moody’s	Fitch
Ratings:
Senior Unsecured Debt	BBB	Baa2	BBB
Commercial Paper	A-2	P-2	F2
Outlook	Stable	Stable	Stable

In June 2022, Moody’s Investors Service (“Moody’s”) upgraded our senior unsecured rating to Baa2 from Baa3. Moody’s also updated BD’s commercial paper rating to P-2 from P-3 and revised its outlook on our ratings from Positive to Stable. Also in June 2022, Fitch Ratings (“Fitch”) upgraded our senior unsecured rating to BBB from BBB- and revised its outlook on our ratings from Positive to Stable. In addition, Fitch assigned us with a commercial paper rating of F2. Our corporate credit ratings with Standard & Poor's Ratings Services at September 30, 2022 were unchanged compared with our ratings at September 30, 2021.

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
Contractual Obligations
In the normal course of business, we enter into contracts and commitments that obligate us to make payments in the future. Information regarding our obligations under purchase, debt and lease arrangements are provided in Notes 6, 16 and 18, respectively, to the consolidated financial statements contained in Item 8. Financial Statements and Supplementary Data.
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
We assess goodwill for impairment at the reporting unit level, which is defined as an operating segment or one level below an operating segment, referred to as a component. Our reporting units generally represent one level below reporting segments. Our review of goodwill for each reporting unit compares the fair value of the reporting unit, estimated using an income approach, with its carrying value. Our annual goodwill impairment test performed on July 1, 2022 did not result in any impairment charges, as the fair value of each reporting unit exceeded its carrying value.
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
Income Taxes
BD maintains valuation allowances where it is more likely than not that all or a portion of a deferred tax asset will not be realized. Changes in valuation allowances are included in our tax provision in the period of change. In determining whether a valuation allowance is warranted, management evaluates factors such as prior earnings history, expected future earnings, carryback and carryforward periods, and tax strategies that could potentially enhance the likelihood of realization of a deferred tax asset.
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
We have reviewed our needs in the United States for possible repatriation of undistributed earnings of our foreign subsidiaries and we continue to invest foreign subsidiaries earnings outside of the United States to fund foreign investments or meet foreign working capital and property, plant and equipment expenditure needs. As a result, we are permanently reinvested with respect to all of our historical foreign earnings as of September 30, 2022. Additional disclosures regarding our accounting for income taxes are provided in Note 17 to the consolidated financial statements contained in Item 8. Financial Statements and Supplementary Data.
Contingencies
We are involved, both as a plaintiff and a defendant, in various legal proceedings that arise in the ordinary course of business, including, without limitation, product liability and environmental matters, as further discussed in Note 6 to the consolidated financial statements contained in Item 8. Financial Statements and Supplementary Data. We assess the likelihood of any adverse judgments or outcomes to these matters as well as potential ranges of probable losses. We establish accruals to the extent probable future losses are estimable (in the case of environmental matters, without considering possible third-party recoveries). A determination of the amount of accruals for these contingencies is made after careful analysis of each individual matter. When appropriate, the accrual is developed with the consultation of outside counsel and, as in the case of certain mass tort litigation, the expertise of an actuarial specialist regarding the nature, timing and extent of each matter. The accruals may change in the future due to new developments in each matter or changes in our litigation strategy. We record expected recoveries from product liability insurance carriers or other parties when realization of recovery is deemed probable.
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
Benefit Plans
We have significant net pension and other postretirement and postemployment benefit obligations that are measured using actuarial valuations which include assumptions for the discount rate and the expected return on plan assets. These assumptions have a significant effect on the amounts reported. In addition to the analysis below, see Note 10 to the consolidated financial statements contained in Item 8. Financial Statements and Supplementary Data for additional discussion.
The discount rate is selected each year based on investment grade bonds and other factors as of the measurement date (September 30). Specifically for the U.S. plans, we will use a discount rate of 5.62% for 2023, which was based on an actuarially-determined, company-specific yield curve to measure liabilities as of the measurement date. To calculate the pension expense in 2023, we will apply the individual spot rates along the yield curve that correspond with the timing of each future cash outflow for benefit payments in order to calculate interest cost and service cost. Additional disclosures regarding the method to be used in calculating the interest cost and service cost components of pension expense for 2023 are provided in Note 10 to the consolidated financial statements contained in Item 8. Financial Statements and Supplementary Data. The expected long-term rate of return on plan assets assumption, although reviewed each year, changes less frequently due to the long-term nature of the assumption. This assumption does not impact the measurement of assets or liabilities as of the measurement date; rather, it is used only in the calculation of pension expense. To determine the expected long-term rate of return on pension plan assets, we consider many factors, including our historical assumptions compared with actual results; benchmark data; expected returns on various plan asset classes, as well as current and expected asset allocations. We will use a long-term expected rate of return on plan assets assumption of 7.25% for the U.S. pension plan in 2023. We believe our discount rate and expected long-term rate of return on plan assets assumptions are appropriate based upon the above factors.
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
•Expected return on plan assets — A change of plus (minus) 25 basis points, with other assumptions held constant, would have an estimated $4 million favorable (unfavorable) impact on U.S. pension plan costs.
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
The following are some important factors that could cause our actual results to differ from our expectations in any forward-looking statements. The Russia and Ukraine conflict may also heighten the impact of certain of these factors described below and the Risk Factors in Item 1A. Risk Factors in this report. For further discussion of certain of these factors, see Item 1A. Risk Factors in this report and our subsequent Quarterly Reports on Form 10-Q.
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
•Any impact the COVID-19 pandemic, including resurgences in COVID-19 infections or new strains of the virus or additional or extended lockdowns or other restrictions imposed by government entities, may have on our business, the global economy and the global healthcare system. This may include decreases in the demand for our products, disruptions to our operations or the operations of our suppliers and customers (including employee absenteeism) or disruptions to our supply chain.
•Factors such as the rate of vaccination, the effectiveness of vaccines against different strains, the rate of infections, and competitive factors that could impact the demand and pricing for our COVID-19 diagnostics testing.
~~•~~General global, regional or national economic downturns and macroeconomic trends, including heightened inflation, capital market volatility, interest rate and currency rate fluctuations, and economic slowdown or recession, that may result in unfavorable conditions that could negatively affect demand for our products and services, impact the prices we can charge for our products and services, or impair our ability to produce our products.
•Changes in the way healthcare services are delivered, including transition of more care from acute to non-acute settings and increased focus on chronic disease management, which may affect the demand for our products and services. Additionally, budget constraints and staffing shortages, particularly shortages of nursing staff may affect the prioritization of healthcare services, which could also impact the demand for certain of our products and services.
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
•Risks relating to our overall level of indebtedness, including our ability to service our debt and refinance our indebtedness, which is dependent upon the capital markets and the overall macroeconomic environment and our financial condition at such time.
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
•Changing customer preferences and requirements, such as increased demand for products with lower environmental footprint, and for companies to produce and demonstrate progress against GHG reduction plans and targets.
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
•The effects of regulatory or other events that adversely impact our supply chain, including our ability to manufacture (including sterilize) our products (particularly where production of a product line or sterilization operations are concentrated in one or more plants), source materials or components or services from suppliers (including sole-source suppliers) that are needed for such manufacturing (including sterilization), or provide products to our customers, including events that impact key distributors.
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
The Board of Directors monitors the internal control system, including internal accounting and financial reporting controls, through its Audit Committee, which consists of four independent Directors. The Audit Committee meets periodically with the independent registered public accounting firm, the internal auditors and management to review the work of each and to satisfy itself that they are properly discharging their responsibilities. The independent registered public accounting firm and the internal auditors have full and free access to the Audit Committee and meet with its members, with and without management present, to discuss the scope and results of their audits including internal control, auditing and financial reporting matters.
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
Based on the Company's assessment of the effectiveness of internal control over financial reporting and the criteria noted above, management concluded that internal control over financial reporting was effective as of September 30, 2022.

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

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of
Becton, Dickinson and Company
Opinion on the Financial Statements
    We have audited the accompanying consolidated balance sheets of Becton, Dickinson and Company (the Company) as of September 30, 2022 and 2021, the related consolidated statements of income, comprehensive income and cash flows for each of the three years in the period ended September 30, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at September 30, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2022, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of September 30, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated November 22, 2022 expressed an unqualified opinion thereon.
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

Estimation of Product Liability Reserves
Description of the Matter
As described in Note 6 to the consolidated financial statements, the Company is a defendant in various product liability matters in which the plaintiffs allege a wide variety of claims associated with the use of certain Company devices. At September 30, 2022, the Company’s product liability reserves totaled approximately $2.1 billion. The Company engaged an actuarial specialist to perform an analysis to estimate the outstanding liability for indemnity costs related to claims arising from these product liability matters. The methods used by the Company to estimate these reserves are based on reported claims, historical settlement amounts, and stage of litigation, among other items.
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
As discussed in Notes 1 and 17 to the consolidated financial statements, the Company conducts business in numerous countries and as a result, files tax returns in those locations. Uncertain tax positions may arise for multiple reasons including, but not limited to, the interpretation of global tax rules and regulations. The Company uses judgment to (1) determine whether, based on the technical merits, a tax position is more likely than not to be sustained and (2) measure the amount of tax benefit that qualifies for recognition. The Company has recorded a liability of $348 million related to uncertain tax positions as of September 30, 2022.
Due to the inherent uncertainty in predicting the resolution of these tax matters, auditing the Company’s uncertain tax positions involved complex analysis and auditor judgment. This also required the use of tax subject matter resources to determine whether the more likely than not criteria was met.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over management’s accounting for uncertain tax positions, including assessment of the technical merits of tax positions.
To evaluate whether the technical merits of uncertain tax positions are more likely than not sustainable, our audit procedures included, among others, evaluation of applicable tax law, tax regulations and other regulatory guidance by our tax subject matter professionals. We also involved our tax subject matter professionals in verifying our understanding of the relevant facts and analysis, by assessing the Company’s correspondence with the relevant tax authorities and evaluating third-party advice obtained by the Company. We also evaluated the adequacy of the Company’s income tax disclosures included in Note 17 to the consolidated financial statements in relation to these matters.

/s/	ERNST & YOUNG LLP

We have served as the Company's auditor since 1959.

New York, New York

November 22, 2022

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of
Becton, Dickinson and Company
Opinion on Internal Control Over Financial Reporting
We have audited Becton, Dickinson and Company’s internal control over financial reporting as of September 30, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), (the COSO criteria). In our opinion, Becton, Dickinson and Company (the Company) maintained, in all material respects, effective internal control over financial reporting as of September 30, 2022, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of September 30, 2022 and 2021, the related consolidated statements of income, comprehensive income and cash flows for each of the three years in the period ended September 30, 2022, and the related notes and our report dated November 22, 2022 expressed an unqualified opinion thereon.
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

/s/ ERNST & YOUNG LLP

New York, New York
November 22, 2022

Consolidated Statements of Income
Becton, Dickinson and Company
Years Ended September 30

Millions of dollars, except per share amounts	2022	2021	2020
Revenues	$18,870	$19,131	$16,074

Cost of products sold	10,393	10,500	9,276
Selling and administrative expense	4,709	4,719	4,185
Research and development expense	1,256	1,279	1,039
Acquisition-related integration and restructuring expense	192	179	299
Other operating expense, net	37	203	363
Total Operating Costs and Expenses	16,588	16,881	15,161
Operating Income	2,282	2,250	912
Interest expense	(398)	(469)	(528)
Interest income	16	9	7
Other (expense) income, net	(117)	(99)	23
Income from Continuing Operations Before Income Taxes	1,783	1,692	414
Income tax provision	148	88	62
Net Income from Continuing Operations	1,635	1,604	352
Income from Discontinued Operations, Net of Tax	144	488	522
Net Income	1,779	2,092	874
Preferred stock dividends	(90)	(90)	(107)
Net income applicable to common shareholders	$1,689	$2,002	$767

Basic Earnings per Share
Income from Continuing Operations	$5.42	$5.23	$0.88
Income from Discontinued Operations	0.50	1.69	1.87
Basic Earnings per Share	$5.93	$6.92	$2.75

Diluted Earnings per Share
Income from Continuing Operations	$5.38	$5.18	$0.87
Income from Discontinued Operations	0.50	1.67	1.85
Diluted Earnings per Share	$5.88	$6.85	$2.71
Amounts may not add due to rounding.
See notes to consolidated financial statements.

Consolidated Statements of Comprehensive Income
Becton, Dickinson and Company
Years Ended September 30

Millions of dollars	2022	2021	2020
Net Income	$1,779	$2,092	$874
Other Comprehensive Income (Loss), Net of Tax
Foreign currency translation adjustments	305	124	(161)
Defined benefit pension and postretirement plans	210	255	(35)
Cash flow hedges	85	81	(67)
Other Comprehensive Income (Loss), Net of Tax	600	460	(265)
Comprehensive Income	$2,379	$2,552	$609

Amounts may not add due to rounding.
See notes to consolidated financial statements.

Consolidated Balance Sheets
Becton, Dickinson and Company
September 30

Millions of dollars, except per share amounts and numbers of shares	2022	2021
Assets
Current Assets
Cash and equivalents	$1,006	$2,283
Restricted cash	153	109
Short-term investments	8	12
Trade receivables, net	2,191	2,350
Inventories	3,224	2,743
Prepaid expenses and other	1,559	1,048
Current assets of discontinued operations	—	293
Total Current Assets	8,141	8,838
Property, Plant and Equipment, Net	6,012	6,003
Goodwill	24,621	23,886
Developed Technology, Net	9,108	9,417
Customer Relationships, Net	2,683	2,815
Other Intangibles, Net	519	541
Other Assets	1,848	1,945
Noncurrent Assets of Discontinued Operations	—	423
Total Assets	$52,934	$53,866
Liabilities and Shareholders’ Equity
Current Liabilities
Current debt obligations	$2,179	$500
Accounts payable	1,699	1,739
Accrued expenses	2,605	2,867
Salaries, wages and related items	1,171	1,186
Income taxes	157	178
Current liabilities of discontinued operations	—	157
Total Current Liabilities	7,811	6,626
Long-Term Debt	13,886	17,110
Long-Term Employee Benefit Obligations	902	1,228
Deferred Income Taxes and Other Liabilities	5,052	5,209
Noncurrent Liabilities of Discontinued Operations	—	17
Commitments and Contingencies (See Note 6)
Shareholders’ Equity
Preferred stock (See Note 4)	2	2
Common stock — $1 par value: authorized — 640,000,000 shares; issued — 364,639,901 shares in 2022 and 2021.	365	365
Capital in excess of par value	19,553	19,272
Retained earnings	15,157	13,826
Deferred compensation	23	23
Treasury stock — 81,283,191 shares in 2022 and 80,163,949 shares in 2021.	(8,330)	(7,723)
Accumulated other comprehensive loss	(1,488)	(2,088)
Total Shareholders’ Equity	25,282	23,677
Total Liabilities and Shareholders’ Equity	$52,934	$53,866

Amounts may not add due to rounding.
See notes to consolidated financial statements.

Consolidated Statements of Cash Flows
Becton, Dickinson and Company
Years Ended September 30

Millions of dollars	2022	2021	2020
Operating Activities
Net income	$1,779	$2,092	$874
Less: Income from discontinued operations, net of tax	144	488	522
Income from continuing operations, net of tax	1,635	1,604	352
Adjustments to net income from continuing operations to derive net cash provided by continuing operating activities:
Depreciation and amortization	2,229	2,230	2,115
Share-based compensation	233	229	236
Deferred income taxes	(120)	(301)	(308)
Change in operating assets and liabilities:
Trade receivables, net	32	(61)	(53)
Inventories	(631)	(83)	(120)
Prepaid expenses and other	(436)	(184)	63
Accounts payable, income taxes and other liabilities	(473)	660	195
Pension obligation	(55)	71	95
Excess tax benefits from payments under share-based compensation plans	32	15	52
Product liability-related charges	21	361	378
Other, net	4	(414)	(68)
Net Cash Provided by Continuing Operating Activities	2,471	4,126	2,937
Investing Activities
Capital expenditures	(973)	(1,194)	(769)
Acquisitions, net of cash acquired	(2,070)	(508)	(164)
Other, net	(178)	(142)	(257)
Net Cash Used for Continuing Investing Activities	(3,220)	(1,843)	(1,190)
Financing Activities
Change in short-term debt	230	—	—
Change in credit facility borrowings	—	—	(485)
Proceeds from long-term debt and term loans	497	4,869	3,389
Distribution from Embecta Corp. (see Note 2)	1,266	—	—
Net transfer of cash to Embecta upon spin-off	(265)	—	—
Payments of debt and term loans	(805)	(5,112)	(4,664)
Proceeds from issuance of equity securities	—	—	2,917
Repurchase of common stock	(500)	(1,750)	—
Dividends paid	(1,082)	(1,048)	(1,026)
Other, net	(77)	(265)	(109)
Net Cash (Used for) Provided by Continuing Financing Activities	(736)	(3,306)	22
Discontinued Operations:
Net cash provided by operating activities	163	521	602
Net cash used for investing activities	(11)	(37)	(42)
Net cash provided by financing activities	145	—	—
Net Cash Provided by Discontinued Operations	298	484	560
Effect of exchange rate changes on cash and equivalents and restricted cash	(45)	15	(3)
Net (Decrease) Increase in Cash and Equivalents and Restricted Cash	(1,233)	(525)	2,326
Opening Cash and Equivalents and Restricted Cash	2,392	2,917	590
Closing Cash and Equivalents and Restricted Cash	$1,159	$2,392	$2,917
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
On April 1, 2022, the Company completed the spin-off of its Diabetes Care business as a separate publicly traded company and the historical results of the Diabetes Care business that was contributed in the spin-off have been reflected as discontinued operations in the Company’s consolidated financial statements for all periods prior to the spin-off date. Assets and liabilities associated with the Diabetes Care business are classified as assets and liabilities of discontinued operations in the Company’s consolidated balance sheet as of September 30, 2021. Additional disclosures regarding the spin-off are provided in Note 2.
Principles of Consolidation
The consolidated financial statements include the Company’s accounts and those of its majority-owned subsidiaries after the elimination of intercompany transactions. The Company has no material interests in variable interest entities.
Cash Equivalents
Cash equivalents consist of all highly liquid investments with a maturity of three months or less at time of purchase.
Restricted Cash
Restricted cash consists of cash restricted from withdrawal and usage and largely represents funds that are restricted for certain product liability matters assumed in the acquisition of C.R. Bard, Inc. ("Bard"), which are further discussed in Note 6.
Trade Receivables
The Company grants credit to customers in the normal course of business and the resulting trade receivables are stated at their net realizable value. The allowance for doubtful accounts represents the Company’s estimate of expected credit losses relating to trade receivables and is determined based on historical experience, current conditions, reasonable and supportable forecasts and other specific account data. Amounts are written off against the allowances for doubtful accounts when the Company determines that a customer account is not collectable.
Inventories
Inventories are stated at the lower of approximate cost or net realizable value determined on the first-in, first-out basis.
Property, Plant and Equipment
Property, plant and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization are principally provided on the straight-line basis over estimated useful lives,

Notes to Consolidated Financial Statements — (Continued)
Becton, Dickinson and Company

which range from 20 to 45 years for buildings, four to 13 years for machinery and equipment and one to 20 years for leasehold improvements. Depreciation and amortization expense was $672 million, $689 million and $608 million in fiscal years 2022, 2021 and 2020, respectively.
Goodwill and Other Intangible Assets
The Company’s unamortized intangible assets include goodwill that arises from acquisitions of businesses. The Company reviews goodwill for impairment using quantitative models. Goodwill is reviewed at least annually for impairment at the reporting unit level, which is defined as an operating segment or one level below an operating segment, referred to as a component. The Company’s reporting units generally represent one level below reporting segments. The Company reviews goodwill for each reporting unit by comparing the fair value of the reporting unit, estimated using an income approach, with its carrying value. The annual impairment review performed on July 1, 2022 indicated that all identified reporting units’ fair values exceeded their respective carrying values.
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

Notes to Consolidated Financial Statements — (Continued)
Becton, Dickinson and Company

Additional disclosures regarding the Company's accounting for revenue recognition are provided in Note 7.
 Shipping and Handling Costs
The Company considers its shipping and handling costs to be contract fulfillment costs and records them within Selling and administrative expense. Shipping expense was $751 million, $641 million and $538 million in 2022, 2021 and 2020, respectively.
Contingencies
The Company establishes accruals for future losses which are both probable and can be reasonably estimated (and in the case of environmental matters, without considering possible third-party recoveries). Additional disclosures regarding the Company's accounting for contingencies are provided in Note 6.
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
Income Taxes
The Company has reviewed its needs in the United States for possible repatriation of undistributed earnings of its foreign subsidiaries and continues to invest foreign subsidiaries earnings outside of the United States to fund foreign investments or meet foreign working capital and property, plant and equipment expenditure needs. As a result, the Company is permanently reinvested with respect to all of its historical foreign earnings as of September 30, 2022. Deferred taxes are not provided on undistributed earnings of foreign subsidiaries that are indefinitely reinvested. The determination of the amount of the unrecognized deferred tax liability related to the undistributed earnings is not practicable because of the complexities associated with its hypothetical calculation.
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
The Tax Cuts and Jobs Act was enacted on December 22, 2017 and subjects a U.S. shareholder to tax on global intangible low-taxed income ("GILTI") earned by certain foreign subsidiaries. The Company has elected to account for its GILTI tax due as a period expense in the year the tax is incurred.

Notes to Consolidated Financial Statements — (Continued)
Becton, Dickinson and Company

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
Fair Value Measurements
A fair value hierarchy is applied to prioritize inputs used in measuring fair value. The three levels of inputs used to measure fair value are detailed below. Additional disclosures regarding the Company’s fair value measurements are provided in Notes 10 and 15.
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
Note 2 — Spin-Off of Embecta Corp.
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
Embecta’s distributions on March 31, 2022 to the Company in connection with the spin-off included the issuance of $200 million of senior unsecured notes to the Company and a cash distribution of approximately $1.266 billion. Additional disclosures regarding the various financing transactions entered into by Embecta and related to the spin-off are provided in Note 16.
The Company and Embecta entered into various agreements to effect the spin-off and provide a framework for the relationship between the Company and Embecta after the spin-off. Such agreements include the separation and distribution agreement, as well as the following ongoing agreements: a cannula supply agreement, an intellectual property matters agreement, a transition services agreement, manufacturing and supply agreements, a lease agreement, a distribution agreement to support commercial operations, a logistics services agreement and other agreements including an employee matters agreement and a tax matters agreement. Under these agreements, the Company will continue to provide certain products and services to Embecta following the spin-off. The agreements do not provide the Company with the ability to influence the operating or financial policies of Embecta subsequent to the spin-off date. Amounts included in the Company’s consolidated statements of income during the fiscal year ended September 30, 2022 as a result of these agreements were immaterial.

Notes to Consolidated Financial Statements — (Continued)
Becton, Dickinson and Company

The historical results of the Diabetes Care business (previously included in BD’s Medical segment) that was contributed to Embecta in the spin-off, as well as interest expense related to indebtedness incurred by Embecta prior to the spin-off date, have been reflected as discontinued operations in the Company’s consolidated financial statements for all periods prior to the spin-off date of April 1, 2022.
Details of Income from Discontinued Operations, Net of Tax are as follows:

Millions of dollars	2022	2021	2020
Revenues	$538	$1,117	$1,043
Cost of products sold	143	320	264
Selling and administrative expense	78	148	141
Research and development expense	32	59	57
Acquisition-related integration and restructuring expense	—	6	10
Other operating expense, net	95	35	—
Total Operating Costs and Expenses	348	569	472
Operating Income	190	549	571
Interest expense	(4)	—	—
Other income, net	—	2	—
Income from Discontinued Operations Before Income Taxes	186	550	571
Income tax provision	42	62	50
Income from Discontinued Operations, Net of Tax	$144	$488	$522

During the year ended September 30, 2022, the Company incurred $30 million of expense which included costs to execute the spin-off and other costs for related residual activities. These costs are recorded within Income from Discontinued Operations, Net of Tax for the year ended September 30, 2022. Separation costs incurred by the Company prior to the spin-off date, including those for consulting, legal, tax and other advisory services associated with the spin-off, were previously recorded within Other operating (expense) income, net and are now included as a component of Income from Discontinued Operations, Net of Tax.
The Company’s Revenues and Cost of products sold from continuing operations were recast to reflect previously eliminated intercompany transactions that occurred between BD and Embecta and that resulted in a third party sale in the same period. The impacts of these transactions to Embecta are also reflected as a component of Income from Discontinued Operations, Net of Tax.

Notes to Consolidated Financial Statements — (Continued)
Becton, Dickinson and Company

The following amounts associated with the Diabetes Care business are classified as assets and liabilities of discontinued operations in the Company’s consolidated balance sheet at September 30, 2021:

Millions of dollars	2021
Assets
Trade receivables, net	$147
Inventories	123
Prepaid expenses and other	23
Current Assets of Discontinued Operations	293
Property, Plant and Equipment, Net	390
Goodwill and Other Intangibles, Net	27
Other Assets	6
Noncurrent Assets of Discontinued Operations	$423
Liabilities
Accounts payable	$54
Accrued expenses	75
Salaries, wages and related items	28
Current Liabilities of Discontinued Operations	157
Deferred Income Taxes and Other Liabilities	16
Noncurrent Liabilities of Discontinued Operations	$17
The Company recorded its distribution of net liabilities to Embecta as an increase in Retained earnings. The amount recorded reflected the carrying amounts, as of April 1, 2022, of the net liabilities distributed and included $1.650 billion of debt issued by Embecta, as further discussed above and in Note 16, as well as $265 million of cash. The Company also recorded a net decrease to Accumulated other comprehensive loss of $251 million to derecognize foreign currency translation losses which were attributable to Embecta.

Note 3 — Accounting Changes
New Accounting Principles Adopted

On July 1, 2022, the Company early-adopted an accounting standard update issued by the Financial Accounting Standards Board (“FASB”), which requires an entity to apply the provisions of Accounting Standard Codification Topic 606, "Revenue from Contracts with Customers,” (“ASC 606”) when recognizing and measuring contract assets and contract liabilities acquired in a business combination. The Company’s adoption of this accounting standard update for business combinations that occurred during fiscal year 2022 did not have a material impact on its consolidated financial statements.
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

Notes to Consolidated Financial Statements — (Continued)
Becton, Dickinson and Company

this accounting standard on October 1, 2020, using the modified retrospective method, did not have a material impact on the Company's consolidated financial statements.
New Accounting Principles Not Yet Adopted
In September 2022, the FASB issued a new accounting standard update that requires additional qualitative and quantitative disclosures surrounding supplier finance programs intended to help investors better consider the effect of these programs on a company's working capital, liquidity, and cash flows over time. This update is effective for fiscal years beginning after December 15, 2022, including interim periods, except for the disclosure. Early adoption is permitted. The Company is currently evaluating the impact this update will have on its disclosures.

Notes to Consolidated Financial Statements — (Continued)
Becton, Dickinson and Company

Note 4 — Shareholders’ Equity
Changes in certain components of shareholders’ equity were as follows:

	Common Stock Issued at Par Value	Capital in Excess of Par Value	Retained Earnings	Deferred Compensation	Treasury Stock
(Millions of dollars)					Shares (in thousands)	Amount
Balance at September 30, 2019	$347	$16,270	$12,913	$23	(76,260)	$(6,190)
Net income	—	—	874	—	—	—
Cash dividends:
Common ($3.16 per share)	—	—	(888)	—	—	—
Preferred	—	—	(107)	—	—	—
Common stock issued for:
Preferred shares converted to common shares	12	(9)	—	—	—	—
Public equity offerings	6	2,909	—	—	—	—
Share-based compensation and other plans, net	—	(143)	—	—	1,597	52
Share-based compensation	—	244	—	—	—	—
Common stock held in trusts, net (a)	—	—	—	—	41	—
Balance at September 30, 2020	$365	$19,270	$12,791	$23	(74,623)	$(6,138)
Net income	—	—	2,092	—	—	—
Cash dividends:
Common ($3.32 per share)	—	—	(958)	—	—	—
Preferred	—	—	(90)	—	—	—
Common stock issued for share-based compensation and other plans, net	—	(85)	—	—	1,068	15
Share-based compensation	—	237	—	—	—	—
Common stock held in trusts, net (a)	—	—	—	—	33	—
Repurchase of common stock	—	(150)	—	—	(6,643)	(1,600)
Effect of change in accounting principle (see Note 3)	—	—	(9)	—	—	—
Balance at September 30, 2021	$365	$19,272	$13,826	$23	(80,164)	$(7,723)
Net income	—	—	1,779	—	—	—
Cash dividends:
Common ($3.48 per share)	—	—	(992)	—	—	—
Preferred	—	—	(90)	—	—	—
Common stock issued for share-based compensation and other plans, net	—	(108)	(1)	—	1,271	44
Share-based compensation	—	239	—	—	—	—
Common stock held in trusts, net (a)	—	—	—	—	25	—
Repurchase of common stock	—	150	—	—	(2,415)	(650)
Spin-off of Embecta (See Note 2)	—	—	634	—	—	—
Balance at September 30, 2022	$365	$19,553	$15,157	$23	(81,283)	$(8,330)
(a)Common stock held in trusts consists of the Company’s shares held in rabbi trusts in connection with deferred compensation under the Company’s employee salary and bonus deferral plan and directors’ deferral plan.

Notes to Consolidated Financial Statements — (Continued)
Becton, Dickinson and Company

Share Repurchases
In the fourth quarter of fiscal year 2022, the Company executed an accelerated share repurchase (“ASR”) agreement in which 1.953 million common shares were repurchased and delivered in fiscal year 2022 for $500 million, which was recorded as an increase to Treasury stock.
In fiscal year 2021, the Company executed two ASR agreements to repurchase common shares totaling $1.250 billion, of which $1.100 billion settled in fiscal year 2021 and $150 million settled in fiscal year 2022. Total shares delivered in 2021 under the ASR agreements were 4.577 million shares. At September 30, 2021, the pending delivery of 462 thousand shares on one of the agreements was reflected as a decrease to Capital in excess of par value to recognize a net share-settled forward sale contract indexed to the Company's own common stock. Upon final settlement of the repurchase agreement and the forward sale contract during the first quarter of fiscal year 2022, the final settlement amount was recorded as an increase to Treasury stock and an offsetting increase to Capital in excess of par value.
The Company also repurchased approximately 2.066 million shares of its common stock during fiscal year 2021 through open market repurchases, which were recorded as a $500 million increase to Treasury stock.
The share repurchases discussed above were made pursuant to the repurchase program authorized by the Board of Directors on September 24, 2013 for 10 million shares, which has been fully utilized, and a repurchase program authorized by the Board of Directors in November 2021 for up to an additional 10 million shares of BD common stock, for which there is no expiration date.
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
•1.500 million shares of the Company's mandatory convertible preferred stock (ownership is held in the form of depositary shares, each representing a 1/20th interest in a share of preferred stock) for net proceeds of $1.459 billion (gross proceeds of $1.500 billion). If and when declared, dividends on the mandatory convertible preferred stock will be payable on a cumulative basis at an annual rate of 6.00% on the liquidation preference of $1,000 per preferred share ($50 per depositary share). The shares of preferred stock are convertible to a minimum of 5.3 million and up to a maximum of 6.4 million shares of Company common stock at an exchange ratio, based on the market price of the Company’s common stock at the date of conversion, and no later than the mandatory conversion date of June 1, 2023.

Notes to Consolidated Financial Statements — (Continued)
Becton, Dickinson and Company

The components and changes of Accumulated other comprehensive income (loss) were as follows:

(Millions of dollars)	Total	Foreign Currency Translation	Benefit Plans	Cash Flow Hedges
Balance at September 30, 2019	$(2,283)	$(1,256)	$(1,005)	$(23)
Other comprehensive loss before reclassifications, net of taxes	(338)	(161)	(101)	(76)
Amounts reclassified into income, net of taxes	74	—	66	8
Balance at September 30, 2020	$(2,548)	$(1,416)	$(1,040)	$(91)
Other comprehensive income before reclassifications, net of taxes	383	124	187	72
Amounts reclassified into income, net of taxes	77	—	68	9
Balance at September 30, 2021	$(2,088)	$(1,292)	$(784)	$(10)
Other comprehensive income before reclassifications, net of taxes	306	54	169	83
Amounts reclassified into income, net of taxes	43	—	41	2
Spin-off of Embecta (See Note 2)	251	251	—	—
Balance at September 30, 2022	$(1,488)	$(987)	$(574)	$75
The amount of foreign currency translation recognized in other comprehensive income during the years ended September 30, 2022, 2021 and 2020 included net gains (losses) relating to net investment hedges, as further discussed in Note 14. Other comprehensive income relating to benefit plans during the year ended September 30, 2021 included a net gain of $24 million recognized as a result of the Company’s remeasurement, as of October 31, 2020, of the legacy Bard U.S. defined pension benefit plan upon its merger with the BD defined benefit cash balance pension plan in the first quarter of fiscal year 2021. The amounts recognized in other comprehensive income relating to cash flow hedges in 2022, 2021 and 2020 related to forward starting interest rate swaps. Additional disclosures regarding the Company's derivatives are provided in Note 14.
The tax impacts for amounts recognized in other comprehensive income before reclassifications were as follows:

(Millions of dollars)	2022	2021	2020
Benefit Plans
Income tax (provision) benefit for net gains (losses) recorded in other comprehensive income	$(47)	$(42)	$30
The tax impacts for cash flow hedges recognized in other comprehensive income before reclassifications in 2022, 2021 and 2020 were immaterial to the Company's consolidated financial results. The tax impacts for reclassifications out of Accumulated other comprehensive income (loss) relating to benefit plans and cash flow hedges in 2022, 2021 and 2020 were also immaterial to the Company's consolidated financial results.

Notes to Consolidated Financial Statements — (Continued)
Becton, Dickinson and Company

Note 5 — Earnings per Share
The weighted average common shares used in the computations of basic and diluted earnings per share (shares in thousands) for the years ended September 30 were as follows:

	2022	2021	2020
Average common shares outstanding	285,005	289,288	278,971
Dilutive share equivalents from share-based plans (a) (b)	2,333	2,801	3,431
Dilutive share equivalents from Series C preferred shares (c)	26	—	—
Average common and common equivalent shares outstanding — assuming dilution	287,364	292,089	282,402

(a)In 2022, 2021 and 2020, dilutive share equivalents associated with mandatory convertible preferred stock of 6 million, 6 million and 9 million, respectively, were excluded from the diluted shares outstanding calculation because the result would have been antidilutive. The issuance of the convertible preferred stock is further discussed in Note 4.
(b)In both 2021 and 2020, 1 million of certain share-based compensation awards were excluded from the diluted earnings per share calculation as the exercise prices of these awards were greater than the average market price of the Company’s common shares. In 2022, no such awards were excluded from the diluted earnings per share calculation. Additional disclosures regarding the Company’s share-based compensation are provided in Note 9.
(c)Represents dilutive share equivalents from Series C preferred shares that temporarily replaced shares of common stock held in trusts to adhere to trust requirements until the Company’s spin-off of its Diabetes Care business on April 1, 2022 was completed.
Note 6 — Commitments and Contingencies
Commitments
The Company has certain future purchase commitments entered in the normal course of business to meet operational and capital requirements. As of September 30, 2022, these commitments aggregated to approximately $1.521 billion and will be expended over the next several years.
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
Product Liability Matters
As of September 30, 2022, the Company is defending approximately 31,445 product liability claims involving the Company’s line of hernia repair devices (collectively, the “Hernia Product Claims”). The

Notes to Consolidated Financial Statements — (Continued)
Becton, Dickinson and Company

majority of those claims are currently pending in a coordinated proceeding in Rhode Island State Court (“RI”) and in a federal multi-district litigation (“MDL”) established in the Southern District of Ohio, but claims are also pending in other state and/or federal court jurisdictions. In addition, those claims include multiple putative class actions in Canada. Generally, the Hernia Product Claims seek damages for personal injury allegedly resulting from use of the products. From time to time, the Company engages in resolution discussions with plaintiffs’ law firms regarding certain of the Hernia Product Claims, but the Company also intends to vigorously defend Hernia Product Claims that do not settle, including through litigation.
•The first bellwether trial in the hernia MDL resulted in a complete defense verdict in favor of the Company in September 2021.
•The second hernia MDL bellwether resulted in a $255 thousand verdict in April 2022.
•The first bellwether trial in RI resulted in a $4.8 million verdict in August 2022, which the Company plans to appeal.
Trials are currently scheduled in state and/or federal courts, including two additional bellwether trials in the MDL in February 2023 and May 2023. The Company also expects additional trials of Hernia Product Claims to take place over the next 12 months in RI.
The Company also continues to be a defendant in certain other mass tort litigation. As of September 30, 2022, the Company is defending product liability claims involving the Company’s line of pelvic mesh products, the majority of which are pending in various federal court jurisdictions and in a coordinated proceeding in New Jersey Superior Court. Also as of September 30, 2022, the Company is defending product liability claims involving the Company’s line of inferior vena cava (“IVC”) filter products. The majority of those claims are pending in various federal court jurisdictions after having been remanded from the MDL in the United States District Court for the District of Arizona.
In most product liability litigations like those described above, plaintiffs allege a wide variety of claims, ranging from allegations of serious injury caused by the products to efforts to obtain compensation notwithstanding the absence of any injury. In many of these cases, the Company has not yet received and reviewed complete information regarding the plaintiffs and their medical conditions and, consequently, is unable to fully evaluate the claims. The Company expects that it will receive and review additional information regarding any remaining unsettled product liability matters.
Other Legal Matters
On February 27, 2020, a putative class action captioned Kabak v. Becton, Dickinson and Company, et al., Civ. No. 2:20-cv-02155 (SRC) (CLW), now captioned Industriens Pensionsforsikring v. Becton, Dickinson and Company, et al., was filed in the U.S. District Court for the District of New Jersey against the Company and certain of its officers. The complaint, which purports to be brought on behalf of all persons (other than defendants) who purchased or otherwise acquired the Company's common stock from November 5, 2019 through February 5, 2020, asserts claims for purported violations of Sections 10 and 20 of the Securities Exchange Act of 1934 and Securities and Exchange Commission (“SEC”) Rule 10b-5 promulgated thereunder, and seeks, among other things, damages and costs. The complaint alleges that defendants concealed certain material information regarding AlarisTM infusion pumps, allegedly rendering certain public statements about the Company’s business, operations and prospects false or misleading, thereby allegedly causing investors to purchase stock at an inflated price. The plaintiff filed a second amended complaint to add certain additional factual allegations on February 3, 2021. This complaint was dismissed on the Company’s motion on September 15, 2021. The court’s dismissal order, however, gave plaintiff an opportunity to replead, which it did on October 29, 2021. The Company moved to dismiss the newly amended pleading on December 16, 2021. That motion was granted in part and denied in part, as the court permitted certain aspects of the case to proceed. An answer with affirmative defenses was thereafter filed on October 3, 2022. The Company believes that it has strong defenses to the remaining allegations and it intends to defend itself vigorously.
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

Notes to Consolidated Financial Statements — (Continued)
Becton, Dickinson and Company

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
In May 2017, the Company was sued by a competitor in the Northern District of New York, alleging antitrust violations related to certain aspects of the Company’s medical delivery solutions business in a case captioned AngioDynamics, Inc. v. C. R. Bard, Inc. et al., Civ. No. 1:17-CV-0598. Trial began on September 19, 2022, resulting in a complete defense verdict for the Company on October 6, 2022, from which AngioDynamics has filed a notice of appeal.
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
In September 2021, the Company was served with a complaint from the New Mexico Attorney General, alleging violations of the state’s consumer protection laws in connection with the sales and marketing of its IVC filters. The Company’s motion to dismiss certain of the claims was granted on May 10, 2022 and discovery is proceeding as to the remaining claims. The Company intends to vigorously defend itself in the litigation. As the case is in its early stages, the Company cannot anticipate the timing, scope, outcome or possible impact at present.
The Company has been sued in state and federal courts in Georgia by plaintiffs who work or reside near Company facilities in Covington, GA, where ethylene oxide (“EtO”) sterilization activities take place. The plaintiffs in those cases seek compensatory and punitive damages. Pursuant to Georgia statute, punitive damages in these cases are generally capped at $250,000 per claimant. The cases allege a variety of injuries, including but not limited to multiple types of cancer, allegedly attributable to exposure to EtO. The Company does not believe these cases are appropriate for class action treatment and they have not been filed as such. There are currently approximately 210 of such suits involving approximately 310 plaintiffs; approximately 44 of the cases also allege injury caused by exposure to a chemical of another defendant entirely unrelated to the

Notes to Consolidated Financial Statements — (Continued)
Becton, Dickinson and Company

Company. The Company has meritorious defenses and intends to defend itself vigorously and believes that future claims would generally face statute of limitations hurdles.
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
The Company is a potentially responsible party to a number of federal administrative proceedings in the United States brought under the Comprehensive Environment Response, Compensation and Liability Act, also known as “Superfund,” and similar state laws. The Company also is subject to administrative proceedings under environmental laws in jurisdictions outside the U.S. The affected sites are in varying stages of development. In some instances, the remedy has been completed, while in others, environmental studies are underway or commencing. For several sites, there are other potentially responsible parties that may be jointly or severally liable to pay all or part of cleanup costs. While it is not feasible to predict the outcome of these proceedings, based upon the Company’s experience, current information and applicable law, the Company does not expect these proceedings to have a material adverse effect on its consolidated results of operations and/or consolidated cash flows.
Litigation Accruals
The Company regularly monitors and evaluates the status of product liability and other legal matters, and may, from time-to-time, engage in settlement and mediation discussions taking into consideration developments in the matters and the risks and uncertainties surrounding litigation. These discussions could result in settlements of one or more of these claims at any time.
During fiscal years 2022, 2021, and 2020, the Company recorded pre-tax charges to Other operating expense, net, of approximately $21 million, $361 million, and $378 million, respectively, related to certain of the product liability matters discussed above under the heading “Product Liability Matters,” including the related legal defense costs. The Company recorded these charges based on additional information obtained during fiscal years 2022, 2021, and 2020 including, but not limited to: the nature, quantity, and quality of unfiled and filed claims; the continued rate of claims being filed in certain product liability matters; the status of certain settlement discussions with plaintiffs’ counsel; the allegations and documentation supporting or refuting such allegations; publicly available information regarding similar medical device mass tort settlements; historical information regarding other product liability settlements involving the Company; and the stage of litigation.
Accruals for the Company's product liability claims which are discussed above, as well as the related legal defense costs, amounted to approximately $2.1 billion and $2.5 billion at September 30, 2022 and 2021, respectively. These accruals, which are generally long-term in nature, are largely recorded within Deferred Income Taxes and Other Liabilities on the Company's consolidated balance sheets.
In view of the uncertainties discussed above, the Company could incur charges in excess of any currently established accruals and, to the extent available, liability insurance. In the opinion of management, any such future charges, individually or in the aggregate, could have a material adverse effect on the Company’s consolidated results of operations, financial condition, and /or consolidated cash flows.
Note 7 — Revenues
The Company sells a broad range of medical supplies, devices, laboratory equipment and diagnostic products which are distributed through independent distribution channels and directly by BD through sales

Notes to Consolidated Financial Statements — (Continued)
Becton, Dickinson and Company

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
The Company's gross revenues are subject to a variety of deductions which are recorded in the same period that the underlying revenues are recognized. Such variable consideration includes rebates, sales discounts and sales returns. Because these deductions represent estimates of the related obligations, judgment is required when determining the impact of these revenue deductions on gross revenues for a reporting period. Rebates provided by the Company are based upon prices determined under the Company's agreements with its end-user customers. Additional factors considered in the estimate of the Company's rebate liability include the quantification of inventory that is either in stock at or in transit to the Company's distributors, as well as the estimated lag time between the sale of product and the payment of corresponding rebates. The Company’s rebate liability at September 30, 2022 and 2021 was $525 million and $500 million, respectively. The impact of other forms of variable consideration, including sales discounts and sales returns, is not material to the Company's revenues. Additional disclosures relating to sales discounts and sales returns are provided in Note 19.
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
The Company records contract liabilities for unearned revenue that is allocated to performance obligations such as extended warranty and software maintenance contracts, which are performed over time as discussed further above. These contract liabilities are immaterial to the Company's consolidated financial results. The Company's liability for product warranties provided under its agreements with customers is not material to its consolidated balance sheets.
Remaining Performance Obligations
The Company's obligations relative to service contracts, which are further discussed above, and pending installations of equipment, primarily in the Company's Medication Management Solutions unit, represent unsatisfied performance obligations of the Company. The revenues under existing contracts with original expected durations of more than one year, which are attributable to products and/or services that have not yet been installed or provided, are estimated to be approximately $2.5 billion at September 30, 2022. The Company expects to recognize the majority of this revenue over the next three years.
Within the Company's Medication Management Solutions, Medication Delivery Solutions, Integrated Diagnostic Solutions, and Biosciences units, some contracts also contain minimum purchase commitments of reagents or other consumables and the future sales of these consumables represent additional unsatisfied performance obligations of the Company. The revenue attributable to the unsatisfied minimum purchase commitment-related performance obligations, for contracts with original expected durations of more than one year, is estimated to be approximately $1.9 billion at September 30, 2022. This revenue will be recognized over the customer relationship periods.
Disaggregation of Revenues
A disaggregation of the Company's revenues by segment, organizational unit and geographic region is provided in Note 8.
Note 8 — Segment Data
The Company's organizational structure is based upon three worldwide business segments: BD Medical (“Medical”), BD Life Sciences (“Life Sciences”) and BD Interventional ("Interventional"). The Company’s segments are strategic businesses that are managed separately because each one develops, manufactures and markets distinct products and services.

Notes to Consolidated Financial Statements — (Continued)
Becton, Dickinson and Company

Medical
Medical produces a broad array of medical technologies and devices that are used to help improve healthcare delivery in a wide range of settings. The primary customers served by Medical are hospitals and clinics; physicians’ office practices; consumer and retail pharmacies; governmental and nonprofit public health agencies; pharmaceutical companies; and healthcare workers. Medical consists of the following organizational units: Medication Delivery Solutions; Medication Management Solutions; Pharmaceutical Systems.
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
Prior to its spin-off on April 1, 2022, the Company reported the Diabetes Care business as an organizational unit within the Medical segment. As such, historical financial information of the Medical segment has been recast in the tables below to reflect the total segment revenues and revenues from continuing operations. Revenues and operating income from the Diabetes Care business prior to its spin-off are included in Income from Discontinued Operations, Net of Tax. Assets and liabilities associated with the Diabetes Care business are classified as assets and liabilities of discontinued operations in the Company’s consolidated balance sheet as of September 30, 2021. See Note 2 for further information.

Notes to Consolidated Financial Statements — (Continued)
Becton, Dickinson and Company

Financial information for the Company’s segments is detailed below. The Company has no material intersegment revenues.

(Millions of dollars)	2022			2021			2020
	United States	International	Total	United States	International	Total	United States	International	Total
Medical
Medication Delivery Solutions (a)	$2,483	$1,825	$4,308	$2,253	$1,848	$4,101	$1,979	$1,617	$3,596
Medication Management Solutions	1,935	598	2,533	1,863	570	2,432	1,865	589	2,454
Pharmaceutical Systems (a)	533	1,468	2,001	428	1,400	1,828	404	1,183	1,587
Total segment revenues	$4,950	$3,891	$8,841	$4,544	$3,817	$8,361	$4,247	$3,389	$7,637

Life Sciences
Integrated Diagnostic Solutions	$2,190	$1,995	$4,185	$2,477	$2,748	$5,225	$1,872	$1,659	$3,532
Biosciences	542	838	1,379	503	802	1,305	465	678	1,143
Total segment revenues	$2,732	$2,833	$5,564	$2,980	$3,550	$6,530	$2,337	$2,337	$4,675

Interventional
Surgery	$1,094	$306	$1,400	$1,023	$274	$1,296	$891	$230	$1,121
Peripheral Intervention	960	799	1,759	931	780	1,711	871	640	1,511
Urology and Critical Care	986	319	1,305	894	338	1,232	815	315	1,130
Total segment revenues	$3,040	$1,424	$4,464	$2,847	$1,392	$4,239	$2,577	$1,186	$3,762

Total Company revenues from continuing operations	$10,722	$8,148	$18,870	$10,371	$8,760	$19,131	$9,161	$6,912	$16,074
(a)Certain prior-period amounts were recast to reflect former intercompany transactions with Embecta.
The following tables provide a reconciliation of segment operating income to Income from Continuing Operations before Income Taxes and segment information for both capital expenditures and depreciation and amortization. Certain prior-period amounts have been recast to reflect the spin-off of the Diabetes Care business in fiscal year 2022, as noted above.

Notes to Consolidated Financial Statements — (Continued)
Becton, Dickinson and Company

(Millions of dollars)	2022	2021	2020
Income from Continuing Operations Before Income Taxes
Medical (a) (b)	$2,215	$1,985	$1,675
Life Sciences (c)	1,710	2,391	1,405
Interventional	1,081	933	724
Total Segment Operating Income	5,006	5,311	3,806
Acquisition-related integration and restructuring expense	(173)	(179)	(299)
Net interest expense	(382)	(460)	(521)
Other unallocated items (d)	(2,668)	(2,981)	(2,573)
Total Income from Continuing Operations Before Income Taxes	$1,783	$1,692	$414
Capital Expenditures
Medical	$602	$740	$435
Life Sciences	213	297	192
Interventional	130	125	119
Corporate and All Other	28	32	22
Total Capital Expenditures	$973	$1,194	$769
Depreciation and Amortization
Medical	$1,144	$1,097	$1,064
Life Sciences	283	352	286
Interventional	789	769	750
Corporate and All Other	13	12	14
Total Depreciation and Amortization	$2,229	$2,230	$2,115
(a)The amounts in 2022, 2021 and 2020 include charges of $72 million $56 million and $244 million, respectively, recorded to Cost of products sold, related to the estimate of costs associated with remediation efforts for BD AlarisTM infusion pumps in the Medication Management Solutions unit.
(b)The amount in 2022 includes a charge of $54 million to write down the carrying value of certain fixed assets in the Pharmaceutical Systems unit. The amount in 2020 included $41 million of charges to write down the value of fixed assets primarily in the Medication Delivery Solutions and Pharmaceutical Systems units. These charges were recorded to Cost of products sold.
(c)The amount in 2020 included charges of $57 million recorded to Cost of products sold to write down the carrying value of certain intangible and other assets in the Biosciences and Integrated Diagnostic Solutions units.
(d)Primarily comprised of foreign exchange, certain general and administrative expenses and share-based compensation expense. The amounts in 2022, 2021 and 2020 also include pre-tax charges of $21 million, $361 million and $378 million, recorded to Other operating expense (income), net respectively, related to certain product liability matters, which is further discussed in Note 6.
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

Notes to Consolidated Financial Statements — (Continued)
Becton, Dickinson and Company

Revenues to unaffiliated customers are generally based upon the source of the product shipment. Long-lived assets, which include net property, plant and equipment, are based upon physical location.
The table below shows revenues from continuing operations and long-lived assets of continuing operations by geographic area:

(Millions of dollars)	2022	2021	2020
Revenues
United States	$10,722	$10,371	$9,161
EMEA	4,043	4,548	3,734
Greater Asia	3,047	3,069	2,384
Other	1,058	1,142	794
	$18,870	$19,131	$16,074
Long-Lived Assets
United States	$36,617	$35,896	$36,317
EMEA	5,126	5,778	5,660
Greater Asia	1,528	1,607	1,466
Other	1,079	860	753
Corporate	442	465	411
	$44,792	$44,606	$44,606

Note 9 — Share-Based Compensation
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
The fair value of share-based payments is recognized as compensation expense in net income. BD estimates forfeitures based on experience at the time of grant and adjusts expense to reflect actual forfeitures. The amounts and location of compensation cost relating to share-based payments included in the consolidated statements of income is as follows:

(Millions of dollars)	2022	2021	2020
Cost of products sold	$46	$43	$40
Selling and administrative expense	156	158	150
Research and development expense	37	36	34
Acquisitions and other restructurings	1	1	20
Total share-based compensation cost	$240	$238	$245

Tax benefit associated with share-based compensation costs recognized	$55	$55	$57
Total share-based compensation expense includes pre-tax compensation expense included in Income from Discontinued Operations, Net of Tax that was not material in 2022, 2021 and 2020.
Upon the Company's acquisition of Bard in 2018, certain pre-acquisition equity awards of Bard were converted into either BD SARs or BD restricted stock awards, as applicable. These awards have substantially the same terms and conditions as the converted Bard awards immediately prior to the acquisition date.

Notes to Consolidated Financial Statements — (Continued)
Becton, Dickinson and Company

Compensation expense of $16 million associated with these replacement awards was recorded in Acquisitions and other restructurings in 2020.
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

	2022	2021	2020
Risk-free interest rate	1.41%	0.68%	1.69%
Expected volatility	22.0%	23.0%	19.0%
Expected dividend yield	1.42%	1.46%	1.24%
Expected life	7.3 years	7.4 years	7.4 years
Fair value derived	$49.45	$44.38	$48.82
 Expected volatility is based upon historical volatility for the Company’s common stock and other factors. The expected life of SARs granted is derived from the output of the lattice-based model, using assumed exercise rates based on historical exercise and termination patterns, and represents the period of time that SARs granted are expected to be outstanding. The risk-free interest rate used is based upon the published U.S. Treasury yield curve in effect at the time of grant for instruments with a similar life. The dividend yield is based upon the most recently declared quarterly dividend as of the grant date. The Company issued 0.7 million shares during 2022 to satisfy the SARs exercised.
A summary of SARs outstanding as of September 30, 2022 and changes during the year then ended is as follows:

	SARs (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (Millions of dollars)
Balance at October 1	6,295	$179.64
Granted	909	245.09
Exercised	(1,408)	125.57
Forfeited, canceled or expired	(191)	234.50
Awards transferred to Embecta at spin-off (a)	(159)	239.77
Adjustments to BD awards related to the spin-off of Embecta (b)	97
Balance at September 30	5,544	$197.31	5.66	$183
Vested and expected to vest at September 30	5,377	196.10	5.58	$183
Exercisable at September 30	3,877	$180.47	4.51	$183

Notes to Consolidated Financial Statements — (Continued)
Becton, Dickinson and Company

(a)In connection with the spin-off of Embecta, all outstanding (vested and unvested) BD SARs which had been granted to Embecta employees were converted into Embecta awards. These awards preserved the same intrinsic value, as well as general terms and conditions, of the original BD awards.
(b)In connection with the spin-off of Embecta, all outstanding BD awards were adjusted to preserve the aggregate value of the awards as measured immediately prior to the spin-off.
A summary of SARs exercised during 2022, 2021 and 2020 is as follows:

(Millions of dollars)	2022	2021	2020
Total intrinsic value of SARs exercised	$184	$102	$212
Total fair value of SARs vested	$36	$39	$46

Performance-Based and Time-Vested Restricted Stock Units
Performance-based restricted stock units cliff vest three years after the date of grant. These units are tied to the Company’s performance against pre-established targets over a performance period of three years. The performance measures for fiscal years 2022, 2021 and 2020 were average annual currency-neutral revenue growth and average annual return on invested capital, with the combined factor subject to adjustment based on the Company's relative total shareholder return (measures the Company’s stock performance during the performance period against that of peer companies). Under the Company’s long-term incentive program, the actual payout under these awards may vary from zero to 200% of an employee’s target payout, based on the Company’s actual performance over the performance period of three years. In fiscal years 2021 and 2020, the Company also issued additional performance-based time-vested units to certain key executives, which cliff vest three years after the date of grant and are tied to the Company’s performance against average annual growth in the Company’s Adjusted EPS over a performance period of three years. No shares will be issuable if the performance targets have not been met. The fair value is based on the market price of the Company’s stock on the date of grant. Compensation cost initially recognized assumes that the target payout level will be achieved and is adjusted for subsequent changes in the expected outcome of performance-related conditions. For units for which the performance conditions are modified after the date of grant, any incremental increase in the fair value of the modified units, over the original units, is recorded as compensation expense on the date of the modification for vested units, or over the remaining performance period for units not yet vested.
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

Notes to Consolidated Financial Statements — (Continued)
Becton, Dickinson and Company

A summary of restricted stock units outstanding as of September 30, 2022 and changes during the year then ended is as follows:

	Performance-Based			Time-Vested
	Stock Units (in thousands)		Weighted Average Grant Date Fair Value	Stock Units (in thousands)	Weighted Average Grant Date Fair Value
Balance at October 1	957		$231.63	1,556	$221.11
Granted	390		242.39	969	239.39
Distributed	(39)		237.55	(524)	224.81
Forfeited or canceled	(369)		235.18	(378)	228.88
Awards transferred to Embecta at spin-off (a)	(21)		$234.18	(88)	$237.60
Adjustments to BD awards related to the spin-off of Embecta (b)	16			27
Balance at September 30	934	(c)	$230.46	1,561	$224.87
Expected to vest at September 30	483	(d)	$229.32	1,453	$224.31
(a)In connection with the spin-off of Embecta, all outstanding (vested and unvested) BD restricted stock units which had been granted to Embecta employees were converted into Embecta awards. These awards preserved the same intrinsic value, as well as general terms and conditions, of the original BD awards.
(b)In connection with the spin-off of Embecta, all outstanding BD awards were adjusted to preserve the aggregate value of the awards as measured immediately prior to the spin-off.
(c)Based on 200% of target payout for performance based restricted units and 100% of the performance based time-vested units.
(d)Net of expected forfeited units and units in excess of the expected performance payout of 65 thousand and 386 thousand shares, respectively.
The weighted average grant date fair value of restricted stock units granted during the years 2022, 2021 and 2020 are as follows:

	Performance-Based			Time-Vested
	2022	2021	2020	2022	2021	2020
Weighted average grant date fair value of units granted	$242.39	$216.39	$245.06	$239.39	$223.60	$249.94
The total fair value of stock units vested during 2022, 2021 and 2020 was as follows:

	Performance-Based			Time-Vested
(Millions of dollars)	2022	2021	2020	2022	2021	2020
Total fair value of units vested	$14	$16	$27	$169	$203	$211
At September 30, 2022, the weighted average remaining vesting term of performance-based and time vested restricted stock units is 1.23 and 0.90 years, respectively.
Unrecognized Compensation Expense and Other Stock Plans
The amount of unrecognized compensation expense for all non-vested share-based awards as of September 30, 2022, is approximately $253 million, which is expected to be recognized over a weighted-average remaining life of approximately 1.9 years. At September 30, 2022, 7.2 million shares were authorized for future grants under the 2004 Plan. The Company has a policy of satisfying share-based payments through

Notes to Consolidated Financial Statements — (Continued)
Becton, Dickinson and Company

either open market purchases or shares held in treasury. At September 30, 2022, the Company has sufficient shares held in treasury to satisfy these payments.
As of September 30, 2022, 101 thousand shares were held in trust relative to a Director's Deferral plan, which provides a means to defer director compensation, from time to time, on a deferred stock or cash basis. Also as of September 30, 2022, 231 thousand shares were issuable under a Deferred Compensation Plan that allows certain highly-compensated employees, including executive officers, to defer salary, annual incentive awards and certain equity-based compensation.
Note 10 — Benefit Plans
All components of the Company’s net periodic pension and postretirement benefit costs, aside from service cost, are recorded to Other (expense) income, net on its consolidated statements of income, with the exception of certain amounts for termination benefits, curtailments and settlements related to the spin-off of Embecta, which are recorded in Income from Discontinued Operations, Net of Tax and were not material.
The transfer of employees to Embecta in connection with the spin-off triggered remeasurements of some of the Company’s benefit plans. These remeasurements, which were calculated using discount rates and asset values as of the date of the spin-off, did not materially impact the Company’s benefit obligation. The remeasurements also resulted in a related adjustment to Accumulated other comprehensive loss.
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
Net pension cost for the years ended September 30 included the following components:

	Pension Plans
(Millions of dollars)	2022	2021	2020
Service cost	$134	$150	$153
Interest cost	77	71	84
Expected return on plan assets	(187)	(174)	(188)
Amortization of prior service credit	(15)	(16)	(13)
Amortization of loss	61	97	97
Curtailment/settlement loss	73	9	4
Net pension cost	$143	$137	$137

Net pension cost included in the preceding table that is attributable to international plans	$20	$41	$41
The amounts provided above for amortization of prior service credit and amortization of loss represent the reclassifications of prior service credits and net actuarial losses that were recognized in Accumulated other comprehensive income (loss) in prior periods. The settlement loss recorded in

Notes to Consolidated Financial Statements — (Continued)
Becton, Dickinson and Company

2022 included lump sum benefit payments associated with Company’s U.S. pension plan. The Company recognizes pension settlements when payments from the plan exceed the sum of service and interest cost components of net periodic pension cost associated with the plan for the fiscal year. A curtailment loss in 2021, related to freezing a pension plan in Europe, was recorded when the loss was probable and estimable.
The change in benefit obligation, change in fair value of pension plan assets, funded status and amounts recognized in the Consolidated Balance Sheets for these plans were as follows:

	Pension Plans
(Millions of dollars)	2022	2021
Change in benefit obligation:
Beginning obligation	$3,889	$3,953
Service cost	134	150
Interest cost	77	71
Plan amendments	1	(30)
Benefits paid	(64)	(156)
Impact of Embecta spin-off	(7)	—
Actuarial gain	(1,007)	(69)
Curtailments/settlements	(246)	(49)
Other, includes translation	(143)	19
Benefit obligation at September 30	$2,634	$3,889
Change in fair value of plan assets:
Beginning fair value	$3,222	$3,045
Actual return on plan assets	(740)	317
Employer contribution	198	66
Benefits paid	(64)	(156)
Impact of Embecta spin-off	(6)	—
Settlements	(241)	(55)
Other, includes translation	(127)	5
Plan assets at September 30	$2,242	$3,222
Funded Status at September 30:
Unfunded benefit obligation	$(392)	$(667)
Amounts recognized in the Consolidated Balance Sheets at September 30:
Other Assets	$70	$29
Salaries, wages and related items	(15)	(29)
Long-term Employee Benefit Obligations	(447)	(667)
Net amount recognized	$(392)	$(667)
Amounts recognized in Accumulated other comprehensive income (loss) before income taxes at September 30:
Prior service credit	$24	$41
Net actuarial loss	(728)	(972)
Net amount recognized	$(704)	$(931)

Notes to Consolidated Financial Statements — (Continued)
Becton, Dickinson and Company

International pension plan assets at fair value included in the preceding table were $705 million and $1.033 billion at September 30, 2022 and 2021, respectively. The international pension plan projected benefit obligations were $772 million and $1.320 billion at September 30, 2022 and 2021, respectively.
The benefit obligation associated with postretirement healthcare and life insurance plans provided to qualifying domestic retirees, which was largely recorded to Long-Term Employee Benefit Obligations, was $101 million and $138 million at September 30, 2022 and 2021, respectively.
Pension plans with accumulated benefit obligations in excess of plan assets and plans with projected benefit obligations in excess of plan assets consist of the following at September 30:

	Accumulated Benefit Obligation Exceeds the Fair Value of Plan Assets		Projected Benefit Obligation Exceeds the Fair Value of Plan Assets
(Millions of dollars)	2022	2021	2022	2021
Projected benefit obligation	$2,104	$3,406	$2,182	$3,475
Accumulated benefit obligation	$2,059	$3,309
Fair value of plan assets	$1,644	$2,712	$1,720	$2,780
The weighted average assumptions used in determining pension plan information were as follows:

	2022	2021	2020
Net Cost
Discount rate:
U.S. plans (a)	2.89%	2.80%	3.21%
International plans	1.75	1.44	1.39
Expected return on plan assets:
U.S. plans	6.25	6.25	7.25
International plans	4.84	4.92	5.05
Rate of compensation increase:
U.S. plans	4.31	4.30	4.29
International plans	2.63	2.20	2.35
Cash balance plan interest crediting rate:
U.S. plans	4.00	4.00	4.00
International plans	2.02	1.95	1.97
Benefit Obligation
Discount rate:
U.S. plans	5.62	2.89	2.80
International plans	4.26	1.75	1.44
Rate of compensation increase:
U.S. plans	4.51	4.31	4.30
International plans	2.86	2.63	2.20
Cash balance plan interest crediting rate:
U.S. plans	4.00	4.00	4.00
International plans	1.98	2.02	1.95
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
Expected Funding
The Company’s funding policy for its defined benefit pension plans is to contribute amounts sufficient to meet legal funding requirements, plus any additional amounts that may be appropriate considering the funded status of the plans, tax consequences, the cash flow generated by the Company and other factors. The Company made discretionary contributions to its BD U.S. pension plan of $134 million during fiscal year 2022. The Company did not make any required contributions in 2022 and does not anticipate any significant required contributions to its pension plans in fiscal year 2023.
Expected benefit payments are as follows:

(Millions of dollars)	Pension Plans
2023	$317
2024	153
2025	158
2026	175
2027	171
2028-2032	945
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
U.S. Plans
The Company’s U.S. pension plans comprise 69% of total benefit plan investments, based on September 30, 2022 market values, and have a target asset mix of 45% fixed income, 21% diversifying investments and 34% equities. This mix was established based on an analysis of projected benefit payments and estimates of long-term returns, volatilities and correlations for various asset classes. The asset allocations to diversifying investments include high-yield bonds, hedge funds, real estate, infrastructure, leveraged loans and emerging markets bonds.
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
The following table provides the fair value measurements of U.S. plan assets, as well as the measurement techniques and inputs utilized to measure fair value of these assets, at September 30, 2022 and 2021. The categorization of fund investments is based upon the categorization of these funds’ underlying assets.

					Basis of fair value measurement (See Note 1)
(Millions of dollars)	Total U.S. Plan Asset Balances		Investments Measured at Net Asset Value (a)		Level 1		Level 2		Level 3
	2022	2021	2022	2021	2022	2021	2022	2021	2022	2021
Fixed Income:
Corporate bonds	$492	$679	$—	$—	$258	$297	$234	$382	$—	$—
Government and agency-U.S.	69	184	—	—	53	162	16	22	—	—
Government and agency-Foreign	22	46	—	—	—	—	22	46	—	—
Other fixed income	52	141	—	—	26	—	26	141	—	—
Equity securities	469	686	62	43	406	643	—	—	—	—
Cash and cash equivalents	243	168	—	—	243	168	—	—	—	—
Other	191	286	110	152	81	135	—	—	—	—
Fair value of plan assets	$1,537	$2,189	$172	$195	$1,068	$1,405	$297	$590	$—	$—
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
International Plans
International plan assets comprise 31% of the Company’s total benefit plan assets, based on market value at September 30, 2022. Such plans have local independent fiduciary committees, with responsibility for development and oversight of investment policy, including asset allocation decisions. In making such decisions, consideration is given to local regulations, investment practices and funding rules.
The following table provides the fair value measurements of international plan assets, as well as the measurement techniques and inputs utilized to measure fair value of these assets, at September 30, 2022 and 2021.

			Basis of fair value measurement (See Note 1)
(Millions of dollars)	Total International Plan Asset Balances		Level 1		Level 2		Level 3 (a)
	2022	2021	2022	2021	2022	2021	2022	2021
Fixed Income:
Corporate bonds	$33	$55	$19	$37	$14	$18	$—	$—
Government and agency-U.S.	10	13	8	10	2	3	—	—
Government and agency-Foreign	180	264	167	249	13	15	—	—
Other fixed income	76	121	68	72	8	49	—	—
Equity securities	190	297	190	297	—	—	—	—
Cash and cash equivalents	7	14	7	14	—	—	—	—
Real estate	35	44	1	2	24	31	10	11
Insurance contracts	96	118	—	—	—	—	96	118
Other	76	107	48	84	7	8	21	15
Fair value of plan assets	$705	$1,033	$508	$765	$68	$124	$128	$145

Notes to Consolidated Financial Statements — (Continued)
Becton, Dickinson and Company

(a)Changes in the fair value of international pension assets measured using Level 3 inputs for the years ended September 30, 2022 and 2021 were immaterial.
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
Defined Contribution Plans
The cost of voluntary defined contribution plans which provide for a Company match or contribution was $178 million in 2022, $153 million in 2021 and $111 million in 2020. As a short term measure to preserve cash and reduce costs, the Company's matching contributions were temporarily suspended effective May 1, 2020 and matching contributions were reinstated in October 2020.
Note 11 — Acquisitions
On July 18, 2022, the Company completed the acquisition of Parata Systems (“Parata”), an innovative provider of pharmacy automation solutions, for total cash consideration of $1.548 billion. Since the acquisition date, financial results for Parata's product offerings are being reported within results for the Medical segment’s Medication Management Solutions unit. The acquisition was accounted for under the acquisition method of accounting for business combinations.
The preliminary allocations of the purchase price provide a reasonable basis for estimating the fair values of assets acquired and liabilities assumed. These provisional estimates may be adjusted upon the availability of further information regarding events or circumstances that existed at the acquisition date. Such adjustments may be significant. The fair value of the assets acquired and the liabilities assumed resulted in the recognition of developed technology intangible assets of $628 million, customer relationships intangible asset of $161 million, and $12 million of other net assets. The excess of the purchase price over fair value of the acquired net assets was recorded as goodwill of $746 million, which related to synergies expected to be gained from leveraging the existing presence of the Company’s sales and marketing teams in pharmacies and acute care facilities, the broader coverage of the Company’s legacy sales and marketing teams, and revenue and cash flow projections associated with future technologies. A portion of the goodwill is deductible for tax purposes.

Notes to Consolidated Financial Statements — (Continued)
Becton, Dickinson and Company

In addition to the Parata acquisition discussed above, the Company has completed various other acquisitions during fiscal years 2022 and 2021 which were not material individually or in the aggregate, including Parata.
Note 12 — Business Restructuring Charges
In connection with the Company's simplification and other cost saving initiatives that are part of its strategic objectives, along with the 2018 acquisition of Bard, the Company incurred restructuring costs which were largely recorded within Acquisitions and other restructurings on its consolidated statements of income. The simplification and other costs saving initiatives are focused on reducing complexity, enhancing product quality, refining customer experience, and improving cost efficiency across all of the Company’s segments. Restructuring liability activity in 2022, 2021 and 2020 was as follows:

(Millions of dollars)	Employee Termination (a)	Other (a)(b)	Total (a)
Balance at September 30, 2019	$53	$4	$57
Charged to expense	20	65	84
Cash payments	(41)	(39)	(80)
Non-cash settlements	—	(26)	(26)
Balance at September 30, 2020	$32	$4	$36
Charged to expense	14	30	44
Cash payments	(31)	(25)	(56)
Non-cash settlements	—	(4)	(4)
Balance at September 30, 2021	$14	$5	$19
Charged to expense	21	103	123
Cash payments	(11)	(71)	(82)
Non-cash settlements	—	(25)	(25)
Other adjustments	—	(1)	(1)
Balance at September 30, 2022	$24	$11	$35
(a)Restructuring costs in 2022, 2021 and 2020 included expenses primarily related to simplification and other cost saving initiatives. Restructuring costs in 2021 and 2020 also included expenses related to the acquisition of Bard in fiscal year 2018.
(b)Expenses in 2020 largely represented the costs associated with the conversion of certain pre-acquisition equity awards of Bard which, to encourage post-acquisition employee retention, were converted to BD equity awards with substantially the same terms and conditions as were applicable under such Bard awards immediately prior to the acquisition date.

Notes to Consolidated Financial Statements — (Continued)
Becton, Dickinson and Company

Note 13 — Intangible Assets
Goodwill and other intangible assets related to the former Diabetes Care business have been reclassified as Noncurrent Assets of Discontinued Operations for prior year periods. For additional information, see Note 2.
Intangible assets at September 30 consisted of:

	2022			2021
(Millions of dollars)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets
Developed technology	$15,087	$(5,979)	$9,108	$14,399	$(4,983)	$9,417
Customer relationships	4,853	(2,170)	2,683	4,653	(1,838)	2,815
Product rights	97	(72)	25	123	(83)	40
Trademarks	408	(155)	253	409	(137)	271
Patents and other	542	(346)	196	523	(339)	184
Amortized intangible assets	$20,987	$(8,723)	$12,264	$20,106	$(7,381)	$12,726

Unamortized intangible assets
Acquired in-process research and development	$44			$44
Trademarks	2			2
Unamortized intangible assets	$46			$46
Intangible amortization expense was $1.430 billion, $1.402 billion and $1.384 billion in 2022, 2021 and 2020, respectively. The estimated aggregate amortization expense for the fiscal years ending September 30, 2023 to 2027 are as follows: 2023 — $1.385 billion; 2024 — $1.382 billion; 2025 — $1.381 billion; 2026 — $1.350 billion; 2027 — $1.292 billion.
The following is a reconciliation of goodwill by business segment:

(Millions of dollars)	Medical	Life Sciences	Interventional	Total
Goodwill as of September 30, 2020	$10,028	$837	$12,739	$23,604
Acquisitions (a)	193	—	72	264
Purchase price allocation adjustments	4	—	1	6
Currency translation	15	(1)	(2)	12
Goodwill as of September 30, 2021	$10,240	$836	$12,810	$23,886
Acquisitions (b)	814	71	188	1,073
Purchase price allocation adjustments	1	—	(2)	(1)
Currency translation	(145)	(20)	(171)	(337)
Goodwill as of September 30, 2022	$10,909	$888	$12,824	$24,621
(a)Represents goodwill recognized relative to certain acquisitions which were not material individually or in the aggregate.
(b)Primarily represents goodwill recognized in the Medical segment upon the Company's acquisition of Parata, which is further discussed in Note 11. Also includes goodwill recognized relative to certain acquisitions which were not material individually or in the aggregate.

Notes to Consolidated Financial Statements — (Continued)
Becton, Dickinson and Company

Note 14 — Derivative Instruments and Hedging Activities
The Company uses derivative instruments to mitigate certain exposures. The Company does not enter into derivative financial instruments for trading or speculative purposes. The effects these derivative instruments and hedged items had on the Company’s balance sheets and the fair values of the derivatives outstanding at September 30, 2022 and 2021 were not material. The effects on the Company’s financial performance and cash flows are provided below.
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
The notional amounts of the Company’s foreign currency-related derivative instruments as of September 30, 2022 and 2021 were as follows:

(Millions of dollars)	Hedge Designation	2022	2021
Foreign exchange contracts (a)	Undesignated	$2,766	$2,735
Foreign currency-denominated debt (b)	Net investment hedges	2,140	2,543
Cross-currency swaps (c)	Net investment hedges	910	1,958
(a)Represent hedges of transactional foreign exchange exposures resulting primarily from intercompany payables and receivables. Gains and losses on these instruments are recognized immediately in income. These gains and losses are largely offset by gains and losses on the underlying hedged items, as well as the hedging costs associated with the derivative instruments. Net amounts recognized in Other (expense) income, net, during the years ending September 30, 2022, 2021 and 2020 are detailed in Note 19.
(b)Represents foreign currency-denominated notes outstanding which were effective as economic hedges of net investments in certain of the Company's foreign subsidiaries.
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
Net gains (losses) recorded to Accumulated other comprehensive income (loss) relating to the Company's net investment hedges as of September 30, 2022, 2021 and 2020 were as follows:

(Millions of dollars)	2022	2021	2020
Foreign currency-denominated debt	$320	$32	$(106)
Cross-currency swaps (a)	173	(21)	(109)
(a)The amounts in 2022 and 2021 include a gain of $46 million and a loss of $35 million, respectively, recognized on terminated cross-currency swaps.

Notes to Consolidated Financial Statements — (Continued)
Becton, Dickinson and Company

Interest Rate Risks and Related Strategies
The Company uses a mix of fixed and variable rate debt, which is further discussed in Note 16, to manage its interest rate exposure, and periodically uses interest rate swaps to manage such exposures. Under these interest rate swaps, the Company exchanges, at specified intervals, the difference between fixed and floating interest amounts calculated by reference to an agreed-upon notional principal amount. These swaps are designated as either cash flow or fair value hedges.
Changes in the fair value of the interest rate swaps designated as cash flow hedges (i.e., hedging the exposure to variability in expected future cash flows that is attributable to a particular risk) are recorded in Other comprehensive income (loss). If interest rate derivatives designated as cash flow hedges are terminated, the balance in Accumulated other comprehensive income (loss) attributable to those derivatives is reclassified into earnings over the remaining life of the hedged debt. The amounts reclassified from accumulated other comprehensive income relating to cash flow hedges during 2022, 2021 and 2020, as well as the amounts expected to be reclassified within the next 12 months, are not material to the Company's consolidated financial results.
The Company recorded net after-tax gains (losses) of $92 million, $72 million and $(75) million in Other comprehensive income (loss) relating to interest rate-related cash flow hedges during the years ended September 30, 2022, 2021 and 2020, respectively. The gains recorded during fiscal year 2022 included a net after-tax gain of $41 million that was realized upon the Company’s termination of $500 million of forward starting interest rate swaps.

For interest rate swaps designated as fair value hedges (i.e., hedges against the exposure to changes in the fair value of an asset or a liability or an identified portion thereof that is attributable to a particular risk), changes in the fair value of the interest rate swaps offset changes in the fair value of the fixed rate debt due to changes in market interest rates. The amounts recorded during the years ended September 30, 2022 and 2021 for changes in fair value of these hedges were immaterial to the Company's consolidated financial results.
The notional amounts of the Company’s interest rate-related derivative instruments as of September 30, 2022 and 2021 were as follows:

(Millions of dollars)	Hedge Designation	2022	2021
Interest rate swaps (a)	Fair value hedges	$700	$700
Forward starting interest rate swaps (b)	Cash flow hedges	500	1,000
(a)Represents fixed-to-floating interest rate swap agreements the Company entered into to convert the interest payments on certain long-term notes from the fixed rate to a floating interest rate based on LIBOR.
(b)Represents interest rate derivatives entered into to mitigate exposure to interest rate risk related to future debt issuances.
Other Risk Exposures
The Company purchases resins, which are oil-based components used in the manufacture of certain products. Significant increases in world oil prices that lead to increases in resin purchase costs could impact future operating results. From time to time, the Company has managed price risks associated with these commodity purchases through commodity derivative forward contracts. The Company’s commodity derivative forward contracts at September 30, 2022 were not material, and there were no outstanding commodity derivative forward contracts at September 30, 2021.

Notes to Consolidated Financial Statements — (Continued)
Becton, Dickinson and Company

Note 15 — Financial Instruments and Fair Value Measurements
The following reconciles cash and equivalents and restricted cash reported within the Company's consolidated balance sheets at September 30, 2022 and 2021 to the total of these amounts shown on the Company's consolidated statements of cash flows:

(Millions of dollars)	2022	2021
Cash and equivalents	$1,006	$2,283
Restricted cash	153	109
Cash and equivalents and restricted cash	$1,159	$2,392
The fair values of the Company’s financial instruments are as follows:

(Millions of dollars)	Basis of fair value measurement (See Note 1)	2022	2021
Institutional money market accounts and ultra-short bond fund (a)	Level 1	$1	$200
Current portion of long-term debt (b)	Level 2	1,927	503
Long-term debt (b)	Level 2	12,119	18,537
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
Nonrecurring Fair Value Measurements
In fiscal year 2022, the Company recorded non-cash asset impairment charges of $11 million to Cost of products sold in the Life Sciences segment, $19 million to Acquisition-related integration and restructuring expense in the Medical segment and $54 million to Cost of products sold in the Medical segment to write down the carrying value of certain fixed assets. In fiscal year 2021, the Company recorded charges to Cost of products sold of $40 million to write down the carrying value of certain fixed assets. In fiscal year 2020, the Company recorded charges to Cost of products sold of $57 million to write down the carrying values of certain intangible and other assets in the Biosciences and Integrated Diagnostic Solutions units, and $41 million to write down the value of fixed assets primarily in the Medication Delivery Solutions and Pharmaceutical Systems units. The amounts recognized in 2022, 2021 and 2020 were recorded to adjust the carrying amount of assets to the assets' fair values, which were estimated, based upon a market participant's perspective, using Level 3 inputs, including values estimated using the income approach.
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

Notes to Consolidated Financial Statements — (Continued)
Becton, Dickinson and Company

The Company continually evaluates its accounts receivables for potential collection risks, particularly those resulting from sales to government-owned or government-supported healthcare facilities in certain countries, as payment may be dependent upon the financial stability and creditworthiness of those countries’ national economies. The Company continually evaluates all governmental receivables for potential collection risks associated with the availability of government funding and reimbursement practices. The Company believes the current reserves related to all governmental receivables are adequate and that this concentration of credit risk will not have a material adverse impact on its financial position or liquidity.
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

(Millions of dollars)	2022	2021	2020
Trade receivables transferred to third parties under factoring arrangements	$1,215	$1,189	$1,941

(Millions of dollars)	2022	2021
Amounts yet to be collected and remitted to the third parties	323	118
Note 16 — Debt
Current debt obligations
The carrying value of Current debt obligations, net of unamortized debt issuance costs, at September 30 consisted of:

(Millions of dollars)		2022	2021
Commercial paper borrowings		$230	$—
Current portion of long-term debt
1.000% Notes due December 15, 2022		487	—
Floating Rate Notes due June 6, 2022	(a)	—	500
1.401% Notes due May 24, 2023		292	—
0.632% Notes due June 4, 2023		779	—
0.000% Notes due August 13, 2023		390	—
Total current debt obligations		$2,179	$500
(a)All of the aggregate principal amount outstanding was retired during 2022, as further discussed below.
The weighted average interest rates for current debt obligations were 1.00% and 1.15% at September 30, 2022 and 2021, respectively.
From time to time, the Company may access the commercial paper market as it manages working capital over the normal course of its business activities. The Company utilized commercial paper borrowings in the fourth quarter of fiscal year 2022 of which $230 million was outstanding as of September 30, 2022. There were no such borrowings outstanding as of September 30, 2021.

Notes to Consolidated Financial Statements — (Continued)
Becton, Dickinson and Company

Long-term debt
The carrying value of Long-Term Debt, net of unamortized debt issuance costs, at September 30 consisted of:

(Millions of dollars)		2022	2021
1.000% Notes due December 15, 2022		$—	$579
1.401% Notes due May 24, 2023		—	347
0.632% Notes due June 4, 2023		—	926
0.000% Notes due August 13, 2023		—	463
3.875% Notes due May 15, 2024		145	146
3.363% Notes due June 6, 2024		996	994
3.734% Notes due December 15, 2024		873	873
3.020% Notes due May 24, 2025		275	336
0.034% Notes due August 13, 2025		485	577
1.208% Notes due June 4, 2026		583	693
6.700% Notes due December 1, 2026		165	168
1.900% Notes due December 15, 2026		485	577
3.700% Notes due June 6, 2027		1,718	1,716
7.000% Debentures due August 1, 2027	(a)	119	174
6.700% Debentures due August 1, 2028	(a)	116	173
0.334% Notes due August 13, 2028		872	1,037
2.823% Notes due May 20, 2030		745	744
1.957% Notes due February 11, 2031		992	992
4.298% Notes due August 22, 2032	(b)	495	—
1.213% Notes due February 12, 2036		580	690
6.000% Notes due May 15, 2039	(a)	121	246
5.000% Notes due November 12, 2040	(a)	90	124
1.336% Notes due August 13, 2041		869	1,034
4.875% Notes due May 15, 2044		246	246
4.685% Notes due December 15, 2044	(a)	911	1,033
4.669% Notes due June 6, 2047		1,449	1,481
3.794% Notes due May 20, 2050	(a)	554	742
Total Long-Term Debt		$13,886	$17,110
(a)A portion of the aggregate principal amount outstanding was retired during 2022, as further discussed below.
(b)Represents notes issued during 2022, as further discussed below.
The aggregate annual maturities of Long-Term Debt including interest during the fiscal years ending September 30, 2023 to 2027 are as follows: 2023 — $439 million; 2024 — $1.574 billion; 2025 — $2.019 billion; 2026 — $951 million; 2027 — $2.801 billion.
Other current credit facilities
During the fourth quarter of fiscal year 2021, the Company refinanced its five-year senior unsecured revolving credit facility that was to expire in December 2022, with a new five-year senior unsecured revolving credit facility that will expire in September 2026. The credit facility provides borrowings of up to $2.75 billion, with separate sub-limits of $100 million for letters of credit and swingline loans. The expiration date of the

Notes to Consolidated Financial Statements — (Continued)
Becton, Dickinson and Company

credit facility may be extended for up to two additional one year periods, subject to certain restrictions, including the consent of the lenders. The credit facility provides that the Company may, subject to additional commitments by lenders, request an additional $500 million of financing, for a maximum aggregate commitment under the credit facility of up to $3.25 billion. Proceeds from this facility may be used for general corporate purposes. There were no borrowings outstanding under the Company’s revolving credit facilities as of September 30, 2022 and 2021. In addition, the Company has informal lines of credit outside of the United States.
Spin-off-related debt transactions
In February 2022, Embecta, as a wholly-owned subsidiary of the Company, issued $500 million of 5.000% senior secured notes due February 15, 2030, in advance of the Company’s spin-off of Embecta, which is further discussed in Note 2.
On March 31, 2022, Embecta entered into an indenture dated April 1, 2022 to issue $200 million of 6.750% senior secured notes due February 15, 2030. These notes were issued to the Company as part of the consideration for assets transferred to Embecta in connection with the spin-off. After the spin-off was effective on April 1, 2022, the Company exchanged these notes for $199 million of the aggregate principal amount outstanding on the Company’s Floating Rate Notes due June 6, 2022, which were purchased through a tender offer. The carrying value of the long-term notes tendered was $199 million, and the Company recognized a loss on this debt extinguishment of $2 million, which was recorded in the third quarter of fiscal year 2022 within Other (expense) income, net, on the Company’s consolidated statements of income.
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

Notes to Consolidated Financial Statements — (Continued)
Becton, Dickinson and Company

Debt issuances
The Company issued the following U.S. dollar-denominated debt during fiscal years 2022 and 2021:

Interest rate and maturity	Period issued	Amount issued (Millions of dollars)	Use of proceeds
4.298% notes due August 22, 2032	Fourth quarter 2022	$500	Fourth quarter 2022 retirements detailed below
1.957% notes due February 11, 2031	Second quarter 2021	$1,000	Retirement of 3.125% notes due November 8, 2021
The Company issued the following Euro-denominated debt during fiscal year 2021:

Interest rate and maturity	Period issued	Amount issued (Millions of Euros)	Amount issued (millions of dollars)	Use of proceeds
0.000% notes due August 13, 2023	Fourth quarter 2021	€400	$470	Fourth quarter 2021 retirements detailed below
0.034% notes due August 13, 2025	Fourth quarter 2021	500	587	Fourth quarter 2021 retirements detailed below
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
Debt retirements
On August 8, 2022, the Company commenced a series of tender offers to purchase for cash, certain of its outstanding senior notes. Proceeds from the notes issued in the fourth quarter of fiscal year 2022 plus cash on

Notes to Consolidated Financial Statements — (Continued)
Becton, Dickinson and Company

hand were used to pay for the tender offers. As a result of the tender, the Company’s retirements of debt in fiscal year 2022 included the following:

		(Millions of dollars)
Principal, interest rate and maturity	Period of retirement	Carrying value	Market price of retirement (a)	(Gain) loss recognized to Other (expense) income, net (b)
$190 million of 3.794% notes due 2050	Fourth quarter 2022	$188	$163	$(25)
$52 million of 7.000% debentures due 2027	Fourth quarter 2022	54	59	5
$55 million of 6.700% debentures due 2028	Fourth quarter 2022	56	62	5
$127 million of 6.000% notes due 2039	Fourth quarter 2022	125	145	20
$34 million of 5.000% notes due 2040	Fourth quarter 2022	34	35	1
$42 million of 4.685% notes due 2044	Fourth quarter 2022	43	42	(1)
(a)Included accrued interest, related premiums, fees and expenses.
(b)Debt retirement was accounted for as an early debt extinguishment.

To mitigate the impact of rate volatility on the total tender cash spend, the Company executed reverse Treasury locks that were unwound concurrent with the tender at a loss of $17 million.

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

Notes to Consolidated Financial Statements — (Continued)
Becton, Dickinson and Company

Capitalized interest
The Company capitalizes interest costs as a component of the cost of construction in progress. A summary of interest costs and payments for the years ended September 30 is as follows:

(Millions of dollars)	2022	2021	2020
Charged to operations	$398	$469	$528
Capitalized	46	44	43
Total interest costs	$444	$512	$571
Interest paid, net of amounts capitalized	$390	$474	$515
Note 17 — Income Taxes
Provision for Income Taxes
The provision (benefit) for income taxes the years ended September 30 consisted of:

(Millions of dollars)	2022	2021	2020
Current:
Federal	$17	$72	$(68)
State and local, including Puerto Rico	32	42	43
Foreign	228	254	372
	$277	$368	$347
Deferred:
Domestic	$(96)	$(284)	$(182)
Foreign	(33)	4	(103)
	(129)	(280)	(285)
Income tax provision	$148	$88	$62
The components of Income from Continuing Operations Before Income Taxes for the years ended September 30 consisted of:

(Millions of dollars)	2022	2021	2020
Domestic, including Puerto Rico	$496	$70	$(579)
Foreign	1,287	1,623	993
Income from Continuing Operations Before Income Taxes	$1,783	$1,692	$414
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

Notes to Consolidated Financial Statements — (Continued)
Becton, Dickinson and Company

activity, or final decisions in matters that are the subject of controversy in various taxing jurisdictions in which we operate.

(Millions of dollars)	2022	2021	2020
Balance at October 1	$354	$611	$568
Increase due to acquisitions	2	2	1
Increase due to current year tax positions	40	23	35
Increase due to prior year tax positions	60	5	76
Decreases due to prior year tax positions	—	(4)	(49)
Decrease due to settlements with tax authorities	(77)	(183)	(4)
Decrease due to lapse of statute of limitations	(112)	(100)	(16)
Balance at September 30	$267	$354	$611

Unrecognized tax benefits that would affect the effective tax rate if recognized	$348	$447	$719
Upon the Company's acquisition of CareFusion in 2015, the Company became a party to a tax matters agreement with Cardinal Health resulting from Cardinal Health's spin-off of CareFusion in fiscal year 2010. Under the tax matters agreement, the Company is obligated to indemnify Cardinal Health for certain tax exposures and transaction taxes prior to CareFusion’s spin-off from Cardinal Health. The indemnification payable is approximately $124 million at September 30, 2022 and is included in Deferred Income Taxes and Other Liabilities on the consolidated balance sheet.
The following were included for the years ended September 30 as a component of Income tax provision (benefit) on the consolidated statements of income.

(Millions of dollars)	2022	2021	2020
Interest and penalties associated with unrecognized tax benefits	$(6)	$5	$1
The Company conducts business and files tax returns in numerous countries and currently has tax audits in progress in a number of tax jurisdictions. The IRS has completed its audit for the BD legacy fiscal year 2014, BD combined company fiscal years 2015 and 2017 and CareFusion legacy fiscal years 2010 through short period 2015. With regard to Bard, all examinations have been completed through short period 2017. The IRS has commenced its review of BD’s fiscal years 2018 through 2020. For the other major tax jurisdictions where the Company conducts business, tax years are generally open after 2015.

Notes to Consolidated Financial Statements — (Continued)
Becton, Dickinson and Company

Deferred Income Taxes
Deferred income taxes at September 30 consisted of:

	2022		2021
(Millions of dollars)	Assets	Liabilities	Assets	Liabilities
Compensation and benefits	$430	$—	$524	$—
Property and equipment	—	412	—	400
Intangibles	—	2,002	—	2,161
Loss and credit carryforwards	2,185	—	2,107	—
Product recall and liability reserves	133	—	191	—
Other	524	260	549	123
	3,271	2,674	3,370	2,684
Valuation allowance	(2,093)	—	(2,036)	—
Net (a)	$1,178	$2,674	$1,334	$2,684
(a)Net deferred tax assets are included in Other Assets and net deferred tax liabilities are included in Deferred Income Taxes and Other Liabilities on the consolidated balance sheets.
Deferred tax assets and liabilities are netted on the balance sheet by separate tax jurisdictions. The Company asserts indefinite reinvestment for all historical unremitted foreign earnings as of September 30, 2022. Deferred taxes have not been provided on undistributed earnings of foreign subsidiaries as of September 30, 2022 since the determination of the total amount of unrecognized deferred tax liability is not practicable.
Generally, deferred tax assets have been established as a result of net operating losses and credit carryforwards with expiration dates from 2023 to an unlimited expiration date. Valuation allowances have been established as a result of an evaluation of the uncertainty associated with the realization of certain deferred tax assets on these losses and credit carryforwards. The valuation allowance at September 30, 2022 is primarily the result of foreign losses due to the Company’s global re-organization of its foreign entities and these generally have no expiration date. Valuation allowances are also maintained with respect to deferred tax assets for certain state carryforwards that may not be realized.
Tax Rate Reconciliation
A reconciliation of the federal statutory tax rate to the Company’s effective income tax rate for continuing operations was as follows:

	2022	2021	2020
Federal statutory tax rate	21.0%	21.0%	21.0%
State and local income taxes, net of federal tax benefit	(1.1)	(2.7)	(5.3)
Foreign income tax at rates other than 21%	(7.3)	(6.4)	(17.6)
Effect of foreign operations	5.6	(1.0)	44.5
Effect of Research Credits and FDII/Domestic Production Activities	(2.2)	(2.0)	(11.1)
Effect of share-based compensation	(1.7)	0.1	(10.7)
Effect of gain on divestitures	—	—	(10.6)
Effect of valuation allowance release	(5.5)	(2.2)	2.2
Other, net	(0.5)	(1.6)	2.5
Effective income tax rate	8.3%	5.2%	14.9%
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

(Millions of dollars, except per share amounts)	2022	2021	2020
Tax impact related to tax holidays	$284	$243	$132
Impact of tax holiday on diluted earnings per share	0.99	0.83	0.47
Income tax payments, net of refunds	532	671	523
Note 18 — Leases
The Company leases real estate, vehicles and other equipment which are used in the Company’s manufacturing, administrative and research and development activities. The Company identifies a contract that contains a lease as one which conveys a right, either explicitly or implicitly, to control the use of an identified asset in exchange for consideration. The Company’s lease arrangements are generally classified as operating leases. These arrangements have remaining terms ranging from less than one year to approximately 25 years and the weighted-average remaining lease term of the Company’s leases is approximately 6.8 years. An option to renew or terminate the current term of a lease arrangement is included in the lease term if the Company is reasonably certain to exercise that option.
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
The Company’s lease costs recorded in its consolidated statements of income for the years ended September 30, 2022, 2021 and 2020 were $138 million, $132 million and $131 million, respectively. Cash payments arising from the Company’s lease arrangements are reflected on its consolidated statement of cash flows as outflows used for operating activities. The right-of-use assets and lease liabilities recognized on the Company’s consolidated balance sheet as of September 30, 2022 and 2021 were as follows:

(Millions of dollars)	2022	2021
Right-of-use assets recorded in Other Assets	$482	$446
Current lease liabilities recorded in Accrued expenses	118	126
Non-current lease liabilities recorded in Deferred Income Taxes and Other Liabilities	384	344

Notes to Consolidated Financial Statements — (Continued)
Becton, Dickinson and Company

The Company’s payments due under its operating leases are as follows:

(Millions of dollars)
2023	$128
2024	99
2025	77
2026	58
2027	46
Thereafter	143
Total payments due	552
Less: imputed interest	50
Total	$502
Sale-Leaseback Transactions
During fiscal year 2021, the Company sold certain properties and concurrently entered into operating lease arrangements for each property, which met the requirements for sale-leaseback accounting. The Company recorded gross proceeds of $225 million related to the transactions and pre-tax gains of $158 million were recorded in Other operating expense, net. The lease agreements have initial lease terms between two and three years and include options for the Company to extend the leases for an additional six-to-twelve months.
Note 19 — Supplemental Financial Information
Other Income (Expense), Net

(Millions of dollars)	2022	2021	2020
Other investment (losses) gains, net (a)	$(35)	$57	$13
Deferred compensation	(46)	43	24
Net pension and postretirement benefit cost (b)	(17)	(1)	7
Losses on undesignated foreign exchange derivatives, net	(28)	(13)	(17)
Impacts of debt extinguishment (c)	(24)	(178)	(8)
Embecta service agreements income, net (d)	33	—	—
Other	1	(6)	5
Other (expense) income, net	$(117)	$(99)	$23
(a)The amounts include gains (losses) recognized on changes to the fair value of certain equity investments. The amounts in 2022 and 2020 also include a loss and gain, respectively, on the sale of equity investments.
(b)Represents all components of the Company’s net periodic pension and postretirement benefit costs, aside from service cost, including U.S. pension settlement expense of $73 million in fiscal year 2022.
(c)Represents losses recognized upon the extinguishment of certain senior notes, as further discussed in Note 16.
(d)Consists of net income from transition and logistics service agreements with Embecta following the spin-off of the former diabetes care business in fiscal year 2022, as further discussed in Note 2.

Notes to Consolidated Financial Statements — (Continued)
Becton, Dickinson and Company

Trade Receivables, Net
The amounts recognized in 2022, 2021 and 2020 relating to allowances for doubtful accounts and cash discounts, which are netted against trade receivables, are provided in the following table:

(Millions of dollars)	Allowance for Doubtful Accounts		Allowance for Cash Discounts	Total
Balance at September 30, 2019	$72		$11	$83
Additions charged to costs and expenses	39		23	62
Deductions and other	(35)	(a)	(22)	(57)
Balance at September 30, 2020	$76		$12	$88
Additions charged to costs and expenses	17		84	101
Deductions and other	(20)	(a)	(77)	(97)
Balance at September 30, 2021	$73		$18	$91
Additions charged to costs and expenses	4		73	77
Deductions and other	(12)	(a)	(75)	(87)
Balance at September 30, 2022	$65		$16	$81
(a)Accounts written off.
Inventories
Inventories at September 30 consisted of:

(Millions of dollars)	2022	2021
Materials	$707	$628
Work in process	397	381
Finished products	2,120	1,734
	$3,224	$2,743
Property, Plant and Equipment, Net
Property, Plant and Equipment, Net at September 30 consisted of:

(Millions of dollars)	2022	2021
Land	$127	$133
Buildings	3,252	3,140
Machinery, equipment and fixtures	8,769	8,585
Leasehold improvements	266	234
	12,415	12,093
Less accumulated depreciation and amortization	6,402	6,090
	$6,012	$6,003

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.
Item 9A.    Controls and Procedures.
An evaluation was conducted by BD’s management, with the participation of BD’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of BD’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of September 30, 2022. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were, as of the end of the period covered by this report, effective and designed to ensure that material information relating to BD and its consolidated subsidiaries would be made known to them by others within these entities. There were no changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2022 identified in connection with the above-referenced evaluation that have materially affected, or are reasonably likely to materially affect, BD’s internal control over financial reporting.
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

PART III
Item 10.    Directors, Executive Officers and Corporate Governance.
The information relating to BD’s directors and nominees for director required by this item will be contained under the caption “Proposal 1: Election of Directors” in a definitive proxy statement involving the election of directors, which the registrant will file with the SEC not later than 120 days after September 30, 2022 (the “2023 Proxy Statement”), and such information is incorporated herein by reference. Information relating to the Audit Committee of the BD Board of Directors required by this item will be contained under the caption “The Board and committees of the Board - Audit Committee”, and information regarding BD’s code of ethics required by this item will be contained under the heading “The Board and committees of the Board - ESG - Code of Conduct”, in BD’s 2023 Proxy statement, and such information is incorporated herein by reference.
The information relating to executive officers required by this item is included herein in Part I under the caption “Information about our Executive Officers.”
Certain other information required by this item will be contained under the caption “Ownership of BD Common Stock” in BD’s 2023 Proxy Statement, and such information is incorporated herein by reference.
Item 11.    Executive Compensation.
The information required by this item will be contained under the captions “Executive Compensation,” “Report of the Compensation and Human Capital Committee,” “Compensation of Named Executive Officers”, “Non‑management director compensation,” and “CEO Pay Ratio" in BD’s 2023 Proxy Statement, and such information is incorporated herein by reference.
Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this item will be contained under the caption “Ownership of BD Common Stock” in BD’s 2023 Proxy Statement, and such information is incorporated herein by reference.
Item 13.    Certain Relationships and Related Transactions, and Director Independence.
The information required by this item will be contained under the caption “The Board and committees of the Board - Related person transactions” in BD’s 2023 Proxy Statement, and such information is incorporated herein by reference.

Item 14.    Principal Accounting Fees and Services.
The information required by this item will be contained under the caption “Proposal 2. Ratification of Selection of Independent Registered Public Accounting Firm” in BD’s 2023 Proxy Statement, and such information is incorporated herein by reference.

PART IV
Item 15.    Exhibits, Financial Statement Schedules.
(a)(1)    Financial Statements
The following consolidated financial statements of BD are included in Item 8 of this report:
◦Reports of Independent Registered Public Accounting Firm (PCAOB ID: 42)
◦Consolidated Statements of Income — Years ended September 30, 2022, 2021 and 2020
◦Consolidated Statements of Comprehensive Income — Years ended September 30, 2022, 2021 and 2020
◦Consolidated Balance Sheets — September 30, 2022 and 2021
◦Consolidated Statements of Cash Flows — Years ended September 30, 2022, 2021 and 2020
◦Notes to Consolidated Financial Statements
(2)Financial Statement Schedules
See Note 19 to the Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data.
(3)Exhibits
See the Exhibit Index below for a list of all management contracts, compensatory plans and arrangements required by this item, and all other Exhibits filed or incorporated by reference as a part of this report.
Item 16. Form 10-K Summary
    BD is not providing summary information.

EXHIBIT INDEX

Exhibit Number	Description	Method of Filing
3(a)	Restated Certificate of Incorporation, dated as of January 30, 2019.	Incorporated by reference to Exhibit 3 to the registrant’s Quarterly Report on Form 10-Q for the period ended December 31, 2018.
3(b)	Certificate of Amendment to the Company’s Restated Certificate of Incorporation, filed with the New Jersey Secretary of State and effective May 21, 2020.	Incorporated by reference to Exhibit 4.1 to the registration statement on Form 8-A filed by the Company on May 26, 2020.
3(c)	By-Laws, as amended as of September 20, 2022.	Incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed on September 23, 2022.
4(a)	Indenture, dated as of March 1, 1997, between the registrant and The Bank of New York Mellon Trust Company, N.A. (as successor to JPMorgan Chase Bank).	Incorporated by reference to Exhibit 4(a) to Form 8-K filed by the registrant on July 31, 1997.
4(b)	Form of 7.000% Debentures due August 1, 2027.	Incorporated by reference to Exhibit 4(d) to the registrant’s Current Report on Form 8-K filed on July 31, 1997.
4(c)	Form of 6.700% Debentures due August 1, 2028.	Incorporated by reference to Exhibit 4(d) to the registrant’s Current Report on Form 8-K filed on July 29, 1999.
4(d)	Form of 6.000% Notes due May 15, 2039.	Incorporated by reference to Exhibit 4.2 to the registrant's Current Report on Form 8-K filed on May 13, 2009.
4(e)	Form of 5.000% Notes due November 12, 2040.	Incorporated by reference to Exhibit 4.2 to the registrant’s Current Report on Form 8-K filed on November 12, 2010.
4(f)	Form of 3.734% Notes due December 15, 2024.	Incorporated by reference to Exhibit 4.4 to the registrant’s Current Report on Form 8-K filed on December 15, 2014.
4(g)	Form of 4.685% Notes due December 15, 2044.	Incorporated by reference to Exhibit 4.5 to the registrant’s Current Report on Form 8-K filed on December 15, 2014.
4(h)	Form of 3.875% Senior Notes due May 15, 2024.	Incorporated by reference to Exhibit 4.5 to the registrant’s Current Report on Form 8-K filed on April 29, 2015.
4(i)	Form of 4.875% Senior Notes due May 15, 2044.	Incorporated by reference to Exhibit 4.6 to the registrant’s Current Report on Form 8-K filed on April 29, 2015.
4(j)	Form of 1.000% Notes due December 15, 2022.	Incorporated by reference to Exhibit 4.1 to the registrant's Current Report on Form 8-K filed on December 9, 2016.
4(k)	Form of 1.900% Notes due December 15, 2026.	Incorporated by reference to Exhibit 4.2 to the registrant's Current Report on Form 8-K filed on December 9, 2016.

Exhibit Number	Description	Method of Filing
4(l)	Form of 3.363% Notes due June 6, 2024.	Incorporated by reference to Exhibit 4.5 to the registrant’s Current Report on Form 8-K filed on June 6, 2017.
4(m)	Form of 3.700% Notes due June 6, 2027.	Incorporated by reference to Exhibit 4.6 to the registrant’s Current Report on Form 8-K filed on June 6, 2017.
4(n)	Form of 4.669% Notes due June 6, 2047.	Incorporated by reference to Exhibit 4.7 to the registrant’s Current Report on Form 8-K filed on June 6, 2017.
4(o)	Form of Certificate for the 6.000% Mandatory Convertible Preferred Stock, Series B.	Incorporated by reference to Exhibit 4.2 to the registrant’s registration statement on Form 8-A filed on May 26, 2020.
4(p)	Deposit Agreement, dated as of May 26, 2020, among Becton, Dickinson and Company and Computershare Inc. and Computershare Trust Company, N.A., acting jointly as depositary and Computershare Trust Company, N.A., acting as Registrar and Transfer Agent, on behalf of the holders from time to time of the depositary receipts described therein.	Incorporated by reference to Exhibit 4.3 to the registrant’s registration statement on Form 8-A filed on May 26, 2020.
4(q)	Form of Depositary Receipt for the Depositary Shares.	Incorporated by reference to Exhibit 4.4 to the registrant’s registration statement on Form 8-A filed on May 26, 2020.
4(r)	Form of 6.700% Notes due December 1, 2026.	Incorporated by reference to Exhibit 4.4 to the registrant's Current Report on Form 8-K filed on December 29, 2017.
4(s)	Indenture, dated as of December 1, 1996 between C.R. Bard, Inc. and The Bank of New York Mellon Trust Company, N.A., a national banking association, as trustee.	Incorporated by reference to Exhibit 4.1 to C.R. Bard, Inc.'s Registration Statement on Form S-3 (File No. 333-05997).
4(t)	First Supplemental Indenture, dated May 18, 2017, between C. R. Bard, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee.	Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K of C.R. Bard, Inc. filed on May 23, 2017.
4(u)	Form of 1.401% Notes due May 24, 2023.	Incorporated by reference to Exhibit 4.1 to the registrant's Current Report on Form 8-K filed on May 24, 2018.
4(v)	Form of 3.020% Notes due May 24, 2025.	Incorporated by reference to Exhibit 4.2 to the registrant's Current Report on Form 8-K filed on May 24, 2018.
4(w)	Indenture, dated as of May 17, 2019, among Becton Dickinson Euro Finance S.à r.l. (“Becton Finance”), as issuer, Becton, Dickinson and Company, as guarantor, and The Bank of New York Mellon Trust Company, N.A., as trustee.	Incorporated by reference to Exhibit 4.7 to the registrant’s Post-Effective Amendment to the Registration Statement on Form S-3 filed on May 17, 2019.
4(x)	First Supplemental Indenture, dated as of June 4, 2019, among Becton Finance, as issuer, Becton, Dickinson and Company, as guarantor, and The Bank of New York Mellon Trust Company, N.A., as trustee.	Incorporated by reference to Exhibit 4.1 to the registrant's Current Report on Form 8-K filed on June 4, 2019.
4(y)	Form of 0.632% Note due June 4, 2023.	Incorporated by reference to Exhibit 4.3 to the registrant's Current Report on Form 8-K filed on June 4, 2019.

Exhibit Number	Description	Method of Filing
4(z)	Form of 1.208% Note due June 4, 2026.	Incorporated by reference to Exhibit 4.4 to the registrant's Current Report on Form 8-K filed on June 4, 2019.
4(aa)	Form of 2.823% Notes due May 20, 2030.	Incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed on May 20, 2020.
4(bb)	Form of 3.794% Notes due May 20, 2050.	Incorporated by reference to Exhibit 4.2 to the registrant’s Current Report on Form 8-K filed on May 20, 2020.
4(cc)	Form of 1.957% Notes due February 11, 2031.	Incorporated by reference to Exhibit 4.1 to the registrant's Current Report on Form 8-K filed on February 11, 2021.
4(dd)	Second Supplemental Indenture, dated as of February 12, 2021, among Becton Finance, as issuer, Becton, Dickinson and Company, as guarantor, and The Bank of New York Mellon Trust Company, N.A., as trustee.	Incorporated by reference to Exhibit 4.1 to the registrant's Current Report on Form 8-K filed on February 12, 2021.
4(ee)	Form of 1.213% Note due February 12, 2036.	Incorporated by reference to Exhibit 4.2 to the registrant's Current Report on Form 8-K filed on February 12, 2021.
4(ff)	Third Supplemental Indenture, dated as of August 13, 2021, among Becton Finance, as issuer, Becton, Dickinson and Company, as guarantor, and The Bank of New York Mellon Trust Company, N.A., as trustee.	Incorporated by reference to Exhibit 4.1 to the registrant's Current Report on Form 8-K filed on August 13, 2021.
4(gg)	Form of 0.334% Notes due August 13, 2028.	Incorporated by reference to Exhibit 4.2 to the registrant's Current Report on Form 8-K filed on August 13, 2021.
4(hh)	Form of 1.336% Notes due August 13, 2041.	Incorporated by reference to Exhibit 4.3 to the registrant's Current Report on Form 8-K filed on August 13, 2021.
4(ii)	Form of 0.000% Notes due August 13, 2023.	Incorporated by reference to Exhibit 4.2 to the registrant’s registration statement on Form 8-A filed on August 13, 2021.
4(jj)	Form of 0.034% Notes due August 13, 2025.	Incorporated by reference to Exhibit 4.3 to the registrant’s registration statement on Form 8-A filed on August 13, 2021.
4(kk)	Form of 4.298% Notes due August 22, 2032.	Incorporated by reference to Exhibit 4.1 to the registrant's Current Report on Form 8-K filed on August 22, 2022.
4(ll)	Description of the Registrant’s Securities.	Filed with this report.

Exhibit Number	Description	Method of Filing
10(a)	Form of Employment Agreement with executive officers relating to employment following a change of control of the registrant (without tax reimbursement provisions).*	Incorporated by reference to Exhibit 10(a)(ii) to the registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2013.
10(b)	Stock Award Plan, as amended and restated as of January 31, 2006.*	Incorporated by reference to Exhibit 10(a) to the registrant’s Quarterly Report on Form 10-Q for the period ended December 31, 2005.
10(c)	Performance Incentive Plan, as amended and restated August 30, 2022.*	Filed with this report.
10(d)	Deferred Compensation and Retirement Benefit Restoration Plan, as amended as of May 1, 2020.*	Incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2020.
10(e)	1996 Directors’ Deferral Plan, as amended and restated as of November 25, 2014.*	Incorporated by reference to Exhibit 10.2 to the registrant's Current Report on Form 8-K filed on December 2, 2014.
10(f)	Aircraft Time Sharing Agreement dated June 5, 2020, between the registrant and Thomas E. Polen.*	Incorporated by reference to Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2020.
10(g)(i)	2004 Employee and Director Equity-Based Compensation Plan, as amended and restated as of November 23, 2021.*	Incorporated by reference to Exhibit 10(a) to the registrant’s Quarterly Report on Form 10-Q for the period ended December 31, 2021.
10(g)(ii)	French Addendum to the 2004 Employee and Director Equity-Based Compensation Plan dated January 21, 2019.*	Incorporated by reference to Exhibit 10.2 to the registrant's Current Report on Form 8-K filed on January 31, 2020.
10(g)(iii)	Terms of Awards under 2004 Employee and Director Equity-Based Compensation Plan and Stock Award Plan.*	Incorporated by reference to Exhibit 10(g)(iii) to the registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2020.
10(h)	Form of Commercial Paper Dealer Agreement.	Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on January 6, 2015.
10(i)	Tax Matters Agreement, dated August 31, 2009, by and between Cardinal Health, Inc. and CareFusion Corporation.	Incorporated by reference to Exhibit 10.3 to Cardinal Health, Inc.’s Current Report on Form 8-K filed on September 4, 2009.
10(j)	Term sheet, dated August 25, 2017, between the registrant and Samrat Khichi.*	Incorporated by reference to Exhibit 10(o) to the registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2018.
10(k)	C. R. Bard, Inc. Supplemental Executive Retirement Plan, dated as of July 13, 1988.*	Incorporated by reference to Exhibit 10p to the C.R. Bard, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 1993.
10(l)	Supplemental Insurance/Retirement Plan Agreement (as Amended and Restated) between C.R. Bard, Inc. and its executive officers.*	Incorporated by reference to Exhibit 10be to the C.R. Bard, Inc. Quarterly Report on Form 10-Q for the period ended September 30, 2005.

Exhibit Number	Description	Method of Filing
10(m)	2005 Directors’ Stock Award Plan of C. R. Bard, Inc. (as Amended and Restated).*	Incorporated by reference to Exhibit 10bw to the C.R. Bard, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2010.
10(n)	Letter Agreement, dated August 4, 2021, between the registrant and Christopher DelOrefice.*	Incorporated by reference to Exhibit 10(n) to the registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2021.
10(o)	Amended and Restated Credit Agreement, dated as of September 24, 2021, by and among Becton, Dickinson and Company, the other entities party thereto and Citibank, N.A., as administrative agent.	Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed September 27, 2021.
10(p)	Advisory Board Consulting Agreement, dated October 31, 2022, by and between the registrant and Claire M. Fraser.*	Filed with this report.
21	Subsidiaries of the registrant.	Filed with this report.
22	Subsidiary Issuer of Guaranteed Securities.	Filed with this report.
23	Consent of independent registered public accounting firm.	Filed with this report.
24	Power of Attorney.	Included on signature page.
31	Certifications of Chief Executive Officer and Chief Financial Officer, pursuant to SEC Rule 13(a)-14(a).	Filed with this report.
32	Certifications of Chief Executive Officer and Chief Financial Officer, pursuant to Section 1350 of Chapter 63 of Title 18 of the U.S. Code.	Filed with this report.
101	The following materials from this report, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.	Filed with this report.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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
Gary DeFazio
Senior Vice President and Corporate Secretary
Dated: November 22, 2022
POWER OF ATTORNEY
KNOW ALL MEN BY THESE PRESENTS, that each of the undersigned hereby constitutes and appoints Thomas E. Polen, Samrat S. Khichi, Christopher J. DelOrefice and Gary DeFazio, and each of them, acting individually and without the other, as his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign the Company’s Annual Report on Form 10-K for the Company’s fiscal year ended September 30, 2022, and any amendments thereto, each in such form as they or any one of them may approve, and to file the same with all exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done so that such Annual Report shall comply with the Securities Exchange Act of 1934, as amended, and the applicable Rules and Regulations adopted or issued pursuant thereto, as fully and to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them or their substitute or resubstitute, may lawfully do or cause to be done by virtue hereof.
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
Pursuant to the requirements of the Securities Act of 1934, as amended, this Annual Report and Power of Attorney have been signed as of November 22, 2022 by the following persons in the capacities indicated.

Name	Capacity

/S/ THOMAS E. POLEN	Chairman, Chief Executive Officer and President
Thomas E. Polen	(Principal Executive Officer)

/S/ CHRISTOPHER J. DELOREFICE	Executive Vice President and Chief Financial
Christopher J. DelOrefice	Officer
(Principal Financial Officer)

/S/ THOMAS J. SPOEREL	Senior Vice President, Controller
Thomas J. Spoerel	and Chief Accounting Officer
(Principal Accounting Officer)

Name	Capacity

/S/ WILLIAM M. BROWN
William M. Brown	Director

/S/ CATHERINE M. BURZIK
Catherine M. Burzik	Director

/S/ CARRIE L. BYINGTON
Carrie L. Byington	Director

/S/ R. ANDREW ECKERT
R. Andrew Eckert	Director

/S/ CLAIRE M. FRASER
Claire M. Fraser	Director

/S/ JEFFREY W. HENDERSON
Jeffrey W. Henderson	Director

/S/ CHRISTOPHER JONES
Christopher Jones	Director

/S/ MARSHALL O. LARSEN
Marshall O. Larsen	Director

/S/ TIMOTHY M. RING
Timothy M. Ring	Director

/S/ BERTRAM L. SCOTT
Bertram L. Scott	Director