Form 10-Q
period 2022-12-31
BECTON DICKINSON & CO
filed 2023-02-02
CIK 10795

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2022
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
There were 283,901,642 shares of Common Stock, $1.00 par value, outstanding at December 31, 2022.

BECTON, DICKINSON AND COMPANY
FORM 10-Q
For the quarterly period ended December 31, 2022

ITEM 1. FINANCIAL STATEMENTS
BECTON, DICKINSON AND COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Millions of dollars, except per share data
(Unaudited)

	Three Months Ended December 31,
	2022	2021
Revenues	$4,586	$4,718
Cost of products sold	2,453	2,498
Selling and administrative expense	1,187	1,185
Research and development expense	313	314
Acquisition-related integration and restructuring expense	44	34
Other operating expense (income), net	3	(4)
Total Operating Costs and Expenses	4,001	4,027
Operating Income	585	692
Interest expense	(102)	(98)
Interest income	6	2
Other (expense) income, net	(8)	4
Income from Continuing Operations Before Income Taxes	481	600
Income tax (benefit) provision	(28)	32
Net Income from Continuing Operations	509	568
Income from Discontinued Operations, Net of Tax	—	109
Net Income	509	677
Preferred stock dividends	(23)	(23)
Net income applicable to common shareholders	$486	$655

Basic Earnings per Share
Income from Continuing Operations	$1.71	$1.92
Income from Discontinued Operations	—	0.38
Basic Earnings per Share	$1.71	$2.30

Diluted Earnings per Share
Income from Continuing Operations	$1.70	$1.90
Income from Discontinued Operations	—	0.38
Diluted Earnings per Share	$1.70	$2.28

Dividends per Common Share	$0.91	$0.87
Amounts may not add due to rounding.
See notes to condensed consolidated financial statements

BECTON, DICKINSON AND COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Millions of dollars
(Unaudited)

	Three Months Ended December 31,
	2022	2021
Net Income	$509	$677
Other Comprehensive (Loss) Income, Net of Tax
Foreign currency translation adjustments	(80)	41
Defined benefit pension and postretirement plans	11	11
Cash flow hedges	(3)	(7)
Other Comprehensive (Loss) Income, Net of Tax	(72)	45
Comprehensive Income	$437	$722
Amounts may not add due to rounding.
See notes to condensed consolidated financial statements

BECTON, DICKINSON AND COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
Millions of dollars, except per share amounts and numbers of shares

	December 31, 2022	September 30, 2022
Assets	(Unaudited)
Current Assets:
Cash and equivalents	$612	$1,006
Restricted cash	133	153
Short-term investments	—	8
Trade receivables, net	2,282	2,191
Inventories:
Materials	809	707
Work in process	443	397
Finished products	2,352	2,120
	3,604	3,224
Prepaid expenses and other	1,545	1,559
Total Current Assets	8,175	8,141
Property, Plant and Equipment	12,926	12,415
Less allowances for depreciation and amortization	6,679	6,402
Property, Plant and Equipment, Net	6,247	6,012
Goodwill	24,763	24,621
Developed Technology, Net	8,874	9,108
Customer Relationships, Net	2,599	2,683
Other Intangibles, Net	517	519
Other Assets	1,955	1,848
Total Assets	$53,129	$52,934
Liabilities and Shareholders’ Equity
Current Liabilities:
Current debt obligations	$2,188	$2,179
Payables, accrued expenses and other current liabilities	5,437	5,632
Total Current Liabilities	7,625	7,811
Long-Term Debt	14,268	13,886
Long-Term Employee Benefit Obligations	902	902
Deferred Income Taxes and Other Liabilities	4,862	5,052
Commitments and Contingencies (See Note 5)
Shareholders’ Equity
Preferred stock	2	2
Common stock — $1 par value; authorized — 640,000,000 shares; issued — 364,639,901 shares in December 31, 2022 and September 30, 2022	365	365
Capital in excess of par value	19,590	19,553
Retained earnings	15,384	15,157
Deferred compensation	24	23
Treasury stock	(8,333)	(8,330)
Accumulated other comprehensive loss	(1,559)	(1,488)
Total Shareholders’ Equity	25,472	25,282
Total Liabilities and Shareholders’ Equity	$53,129	$52,934
Amounts may not add due to rounding.
See notes to condensed consolidated financial statements

BECTON, DICKINSON AND COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Millions of dollars
(Unaudited)

	Three Months Ended December 31,
	2022	2021
Operating Activities
Net income	$509	$677
Less: Income from discontinued operations, net of tax	—	109
Income from continuing operations, net of tax	509	568
Adjustments to net income from continuing operations to derive net cash provided by continuing operating activities:
Depreciation and amortization	567	546
Share-based compensation	89	81
Deferred income taxes	(118)	(69)
Change in operating assets and liabilities	(665)	(300)
Pension obligation	21	(144)
Other, net	(3)	(152)
Net Cash Provided by Continuing Operating Activities	399	530
Investing Activities
Capital expenditures	(208)	(183)
Acquisitions, net of cash acquired	—	(415)
Other, net	(83)	(84)
Net Cash Used for Continuing Investing Activities	(291)	(682)
Financing Activities
Change in short-term debt	365	—
Payments of debt	(528)	—
Dividends paid	(281)	(271)
Other, net	(89)	(56)
Net Cash Used for Continuing Financing Activities	(534)	(327)
Discontinued Operations
Net cash provided by operating activities	—	144
Net cash used for investing activities	—	(4)
Net Cash Provided by Discontinued Operations	—	140
Effect of exchange rate changes on cash and equivalents and restricted cash	11	(6)
Net decrease in cash and equivalents and restricted cash	(415)	(345)
Opening Cash and Equivalents and Restricted Cash	1,159	2,392
Closing Cash and Equivalents and Restricted Cash	$744	$2,047
Amounts may not add due to rounding.
See notes to condensed consolidated financial statements

BECTON, DICKINSON AND COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022
Note 1 – Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, in the opinion of the management of Becton, Dickinson and Company (the "Company" or "BD"), include all adjustments which are of a normal recurring nature, necessary for a fair presentation of the financial position and the results of operations and cash flows for the periods presented. However, the financial statements do not include all information and accompanying notes required for a presentation in accordance with U.S. generally accepted accounting principles ("U.S. GAAP"). These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s 2022 Annual Report on Form 10-K.
On April 1, 2022, the Company completed the spin-off of its Diabetes Care business as a separate publicly traded company. The historical results of the Diabetes Care business (previously included in BD’s Medical segment) that was contributed to Embecta Corp (“Embecta”) in the spin-off, as well as interest expense related to indebtedness incurred by Embecta prior to the spin-off date, have been reflected as discontinued operations in the Company’s condensed consolidated financial statements for the three months ended December 31, 2021. Additional disclosures regarding the spin-off are provided in Note 2.
Within the financial statements and tables presented, certain columns and rows may not add due to the use of rounded numbers for disclosure purposes. Percentages and earnings per share amounts presented are calculated from the underlying amounts. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year.
Note 2 – Spin-Off of Embecta Corp.
On April 1, 2022, the Company completed the spin-off of its Diabetes Care business as a separate publicly traded company named Embecta through a distribution of Embecta’s publicly traded common stock (listed on NASDAQ under the ticker symbol “EMBC”) to BD’s shareholders of record as of the close of business on March 22, 2022 (the “record date”). The Company distributed one share of Embecta common stock for every five common shares of BD outstanding as of the record date and shareholders received cash in lieu of fractional shares of Embecta common stock. BD retained no ownership interest in Embecta subsequent to the spin-off. The distribution is expected to qualify and has been treated as tax-free to the Company and its shareholders for U.S. federal income tax purposes.
The Company and Embecta entered into various agreements to effect the spin-off and provide a framework for the relationship between the Company and Embecta after the spin-off. Such agreements include the separation and distribution agreement, as well as the following ongoing agreements: a cannula supply agreement, an intellectual property matters agreement, a transition services agreement, manufacturing and supply agreements, a lease agreement, a distribution agreement to support commercial operations, a logistics services agreement and other agreements including an employee matters agreement and a tax matters agreement. Under these agreements, the Company will continue to provide certain products and services to Embecta following the spin-off. The agreements do not provide the Company with the ability to influence the operating or financial policies of Embecta subsequent to the spin-off date. Amounts included in the Company’s condensed consolidated statements of income during the three months ended December 31, 2022 as a result of these agreements were immaterial.
.

Details of Income from Discontinued Operations, Net of Tax are as follows:

Three Months Ended December 31,
Millions of dollars	2021
Revenues	$277
Cost of products sold	74
Selling and administrative expense	38
Research and development expense	15
Other operating expense, net	26
Total Operating Costs and Expenses	153
Operating Income	123
Interest expense	—
Other income, net	—
Income from Discontinued Operations Before Income Taxes	123
Income tax provision	14
Income from Discontinued Operations, Net of Tax	$109

During the three months ended December 31, 2021, the Company incurred $25 million of separation costs, including those for consulting, legal, tax and other advisory services associated with the spin-off, which were previously recorded within Other operating expense (income), net and are now included as a component of Income from Discontinued Operations, Net of Tax.
The Company’s Revenues and Cost of products sold from continuing operations were recast to reflect previously eliminated intercompany transactions that occurred between BD and Embecta and that resulted in a third-party sale in the same period. The impacts of these transactions to Embecta are also reflected as a component of Income from Discontinued Operations, Net of Tax.

Note 3 – Shareholders' Equity
Changes in certain components of shareholders' equity for the first quarters of fiscal years 2023 and 2022 were as follows:

	Common Stock Issued at Par Value	Capital in Excess of Par Value	Retained Earnings	Deferred Compensation	Treasury Stock
(Millions of dollars)					Shares (in thousands)	Amount
Balance at September 30, 2022	$365	$19,553	$15,157	$23	(81,283)	$(8,330)
Net income	—	—	509	—	—	—
Common dividends ($0.91 per share)	—	—	(259)	—	—	—
Preferred dividends	—	—	(23)	—	—	—
Common stock issued for share-based compensation and other plans, net	—	(52)	—	—	556	(3)
Share-based compensation	—	89	—	—	—	—
Common stock held in trusts, net (a)	—	—	—	—	(11)	—
Balance at December 31, 2022	$365	$19,590	$15,384	$24	(80,738)	$(8,333)

	Common Stock Issued at Par Value	Capital in Excess of Par Value	Retained Earnings	Deferred Compensation	Treasury Stock
(Millions of dollars)					Shares (in thousands)	Amount
Balance at September 30, 2021	$365	$19,272	$13,826	$23	(80,164)	$(7,723)
Net income	—	—	677	—	—	—
Common dividends ($0.87 per share)	—	—	(248)	—	—	—
Preferred dividends	—	—	(23)	—	—	—
Common stock issued for share-based compensation and other plans, net	—	(71)	—	—	762	19
Share-based compensation	—	83	—	—		—
Common stock held in trusts, net (a)	—	—	—	—	(5)	—
Repurchase of common stock (b)	—	150	—	—	(462)	(150)
Balance at December 31, 2021	$365	$19,435	$14,233	$24	(79,869)	$(7,855)
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

The components and changes of Accumulated other comprehensive income (loss) for the first quarters of fiscal years 2023 and 2022 were as follows:

(Millions of dollars)	Total	Foreign Currency Translation	Benefit Plans	Cash Flow Hedges
Balance at September 30, 2022	$(1,488)	$(987)	$(574)	$75
Other comprehensive loss before reclassifications, net of taxes	(84)	(80)	—	(4)
Amounts reclassified into income, net of taxes	12	—	11	1
Balance at December 31, 2022	$(1,559)	$(1,067)	$(563)	$73

(Millions of dollars)	Total	Foreign Currency Translation	Benefit Plans	Cash Flow Hedges
Balance at September 30, 2021	$(2,088)	$(1,292)	$(784)	$(10)
Other comprehensive income (loss) before reclassifications, net of taxes	34	41	—	(7)
Amounts reclassified into income, net of taxes	11	—	11	—
Balance at December 31, 2021	$(2,043)	$(1,251)	$(774)	$(17)
The amounts of foreign currency translation recognized in other comprehensive income during the three months ended December 31, 2022 and 2021 included net (losses) gains relating to net investment hedges. Disclosures regarding amounts the Company recognized in other comprehensive income relating to cash flow hedges during the three months ended December 31, 2022 and 2021 are provided in Note 11.
The tax impacts for amounts recognized in other comprehensive income (loss) before reclassifications and for reclassifications out of Accumulated other comprehensive income (loss) relating to benefit plans and cash flow hedges during the three months ended December 31, 2022 and 2021 were immaterial to the Company's consolidated financial results.

Note 4 – Earnings per Share
The weighted average common shares used in the computations of basic and diluted earnings per share (shares in thousands) were as follows:

	Three Months Ended December 31,
	2022	2021
Average common shares outstanding	283,887	284,685
Dilutive share equivalents from share-based plans	1,453	2,038
Average common and common equivalent shares outstanding – assuming dilution	285,340	286,723

Share equivalents excluded from the diluted shares outstanding calculation:
Mandatory convertible preferred stock (a)	5,899	5,965
Share-based plans (b)	1,374	730
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
Product Liability Matters
As of December 31, 2022, the Company is defending approximately 32,305 product liability claims involving the Company’s line of hernia repair devices (collectively, the “Hernia Product Claims”). The majority of those claims are currently pending in a coordinated proceeding in Rhode Island State Court (“RI”) and in a federal multi-district litigation (“MDL”) established in the Southern District of Ohio, but claims are also pending in other state and/or federal court jurisdictions. In addition, those claims include multiple putative class actions in Canada. Generally, the Hernia Product Claims seek damages for personal injury allegedly resulting from use of the products. From time to time, the Company engages in resolution discussions with plaintiffs’ law firms regarding certain of the Hernia Product Claims, but the Company also intends to vigorously defend Hernia Product Claims that do not settle, including through litigation.
•The first bellwether trial in the hernia MDL resulted in a complete defense verdict in favor of the Company in September 2021.
•The second hernia MDL bellwether resulted in a $255 thousand verdict in April 2022.
•The first bellwether trial in RI resulted in a $4.8 million verdict in August 2022, which the Company plans to appeal.
Trials are currently scheduled in state and/or federal courts, including an additional bellwether trial in the MDL in May 2023. The Company also expects additional trials of Hernia Product Claims to take place over the next 12 months in RI, including trials in June 2023 and October 2023.
The Company also continues to be a defendant in certain other mass tort litigation. As of December 31, 2022, the Company is defending product liability claims involving the Company’s line of pelvic mesh products, the majority of which are pending in various federal court jurisdictions and in a coordinated proceeding in New Jersey Superior Court. Also, as of December 31, 2022, the Company is defending product liability claims involving the Company’s line of inferior vena cava (“IVC”) filter products. The majority of those claims are pending in various federal court jurisdictions after having been remanded from the MDL in the United States District Court for the District of Arizona.
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
Other Legal Matters
On February 27, 2020, a putative class action captioned Kabak v. Becton, Dickinson and Company, et al., Civ. No. 2:20-cv-02155 (SRC) (CLW), now captioned Industriens Pensionsforsikring v. Becton, Dickinson and Company, et al., was filed in the U.S. District Court for the District of New Jersey against the Company and certain of its officers. The complaint, which purports to be brought on behalf of all persons (other than defendants) who purchased or otherwise acquired the Company's common stock from November 5, 2019 through February 5, 2020, asserts claims for purported violations of Sections 10 and 20 of the Securities Exchange Act of 1934 (“Exchange Act”) and Securities and Exchange Commission (“SEC”) Rule 10b-5 promulgated thereunder, and seeks, among other things, damages and costs. The complaint alleges that defendants concealed certain material information regarding AlarisTM infusion pumps, allegedly rendering certain public statements about the Company’s business, operations and prospects false or misleading, thereby allegedly causing investors to purchase stock at an inflated price. After an initial without prejudice dismissal, the plaintiff filed amended pleadings, which the Company in turn moved to dismiss. Ultimately, the court permitted certain aspects of the case to proceed. An answer with affirmative defenses was thereafter filed on October 3, 2022. Discovery has commenced and plaintiff’s motion for class certification was filed on January 17, 2023. The Company believes that it has strong defenses to the allegations that were not dismissed and it intends to defend itself vigorously.
On November 2, 2020, a putative shareholder derivative action captioned Jankowski v. Forlenza, et al., Civ. No. 2:20-cv-15474, was filed in the U.S. District Court for the District of New Jersey by a shareholder, derivatively on behalf of the Company, against certain of the Company’s directors and officers. The complaint asserts claims for breach of fiduciary duty, violations of sections 10(b), 14(a) and 21D of the Exchange Act, and insider trading. The complaint principally alleges that the Company made misleading statements regarding AlarisTM infusion pumps in a proxy statement and other SEC filings. A second derivative action was filed on January 24, 2021, and the two actions were consolidated. In March 2021, the Company received letters from two additional shareholders which, in general, mirrored the allegations in the derivative actions, and demanded, among other things, that the Board of Directors pursue claims against members of management for claimed breaches of fiduciary duties. Consistent with New Jersey law, the Board appointed a special committee to review the allegations and demands in the derivative actions and demand letters. Following an investigation, the special committee determined that no action was warranted, and rejected the shareholders’ demands, communicating its determination to counsel for the shareholders. On January 10, 2023, one of the two shareholders referenced above filed a separate derivative action that: (i) is generally consistent with the shareholder letter and the two prior actions; and (ii) purports to challenge the reasonableness of the special committee’s process and determination. The Company believes that is has strong defenses to these claims and intends to defend itself vigorously.
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
The Company has been sued in state and federal courts in Georgia by plaintiffs who work or reside near Company facilities in Covington, GA, where ethylene oxide (“EtO”) sterilization activities take place. The plaintiffs in those cases seek compensatory and punitive damages. Pursuant to Georgia statute, punitive damages in these cases are generally capped at $250,000 per claimant. The cases allege a variety of injuries, including but not limited to multiple types of cancer, allegedly attributable to exposure to EtO. The Company does not believe these cases are appropriate for class action treatment and they have not been filed as such. The Company currently has approximately 220 of such suits involving approximately 320 plaintiffs; approximately 45 of the cases also allege injury caused by exposure to a chemical of another defendant entirely unrelated to the Company. The Company has meritorious defenses and intends to defend itself vigorously and believes that future claims would generally face statute of limitations hurdles.
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
Accruals for the Company's product liability claims which are discussed above, as well as the related legal defense costs, amounted to approximately $2.0 billion and $2.1 billion on December 31, 2022 and September 30, 2022, respectively. These accruals, which are generally long-term in nature, are largely recorded within Deferred Income Taxes and Other Liabilities on the Company's condensed consolidated balance sheets.
In view of the uncertainties discussed above, the Company could incur charges in excess of any currently established accruals and, to the extent available, liability insurance. In the opinion of management, any such future charges, individually or in the aggregate, could have a material adverse effect on the Company’s consolidated results of operations, financial condition, and/or consolidated cash flows.
Note 6 – Revenues
The Company’s policies for recognizing sales have not changed from those described in the Company’s 2022 Annual Report on Form 10-K. The Company sells a broad range of medical supplies, devices, laboratory equipment and diagnostic products which are distributed through independent distribution channels and directly by BD through sales representatives. End-users of the Company's products include healthcare institutions, physicians, life science researchers, clinical laboratories, the pharmaceutical industry and the general public.
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
The Company's gross revenues are subject to a variety of deductions which are recorded in the same period that the underlying revenues are recognized. Such variable consideration includes rebates, sales discounts and sales returns. The Company’s rebate liability at December 31, 2022 and September 30, 2022 was $560 million and $525 million, respectively. The impact of other forms of variable consideration, including sales discounts and sales returns, is not material to the Company's revenues.
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
Remaining Performance Obligations
The Company's obligations relative to service contracts and pending installations of equipment, primarily in the Company's Medication Management Solutions unit, represent unsatisfied performance obligations of the Company. The revenues under existing contracts with original expected durations of more than one year, which are attributable to products and/or services that have not yet been installed or provided are estimated to be approximately $2.5 billion at December 31, 2022. The Company expects to recognize the majority of this revenue over the next three years.
Within the Company's Medication Management Solutions, Medication Delivery Solutions, Integrated Diagnostic Solutions, and Biosciences units, some contracts also contain minimum purchase commitments of reagents or other consumables, and the future sales of these consumables represent additional unsatisfied performance obligations of the Company. The revenue attributable to the unsatisfied minimum purchase commitment-related performance obligations, for contracts with original expected durations of more than one year, is estimated to be approximately $1.9 billion at December 31, 2022. This revenue will be recognized over the customer relationship periods.
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

	Three Months Ended December 31,
(Millions of dollars)	2022			2021
	United States	International	Total	United States	International	Total
Medical
Medication Delivery Solutions (a)	$620	$419	$1,039	$620	$476	$1,096
Medication Management Solutions	564	142	706	484	143	627
Pharmaceutical Systems (a)	119	290	409	102	294	397
Total segment revenues	$1,303	$852	$2,154	$1,207	$913	$2,120

Life Sciences
Integrated Diagnostic Solutions	$508	$445	$952	$615	$530	$1,145
Biosciences	137	212	349	129	209	338
Total segment revenues	$645	$657	$1,302	$744	$739	$1,483

Interventional
Surgery	$287	$76	$363	$281	$80	$361
Peripheral Intervention	236	197	433	217	197	413
Urology and Critical Care	259	74	333	254	87	340
Total segment revenues	$782	$347	$1,129	$752	$363	$1,115

Total revenues from continuing operations	$2,730	$1,856	$4,586	$2,703	$2,016	$4,718
(a)Certain prior-period amounts were recast to reflect former intercompany transactions with Embecta.

Segment income for the three-month periods was as follows:

	Three Months Ended December 31,
(Millions of dollars)	2022	2021
Income from Continuing Operations Before Income Taxes
Medical	$554	$572
Life Sciences	433	534
Interventional	301	265
Total Segment Operating Income	1,288	1,371
Acquisition-related integration and restructuring expense	(44)	(34)
Net interest expense	(96)	(96)
Other unallocated items (a)	(667)	(642)
Total Income from Continuing Operations Before Income Taxes	$481	$600

(a)Primarily comprised of foreign exchange, certain general and administrative expenses and share-based compensation expense.

Note 8 – Benefit Plans
The Company has defined benefit pension plans covering certain employees in the United States and certain international locations. The measurement date used for these plans is September 30.
Net pension cost included the following components for the three-month periods:

	Three Months Ended December 31,
(Millions of dollars)	2022	2021
Service cost	$24	$35
Interest cost	35	20
Expected return on plan assets	(38)	(48)
Amortization of prior service credit	(2)	(4)
Amortization of loss	17	16
Settlements	—	5
Net pension cost	$36	$24
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
Note 9 – Business Restructuring Charges
The Company incurred restructuring costs during the three months ended December 31, 2022, primarily in connection with the Company's simplification and other cost saving initiatives, which were recorded within Acquisition-related integration and restructuring expense. These simplification and other costs saving initiatives are focused on reducing complexity, enhancing product quality, refining customer experience, and improving cost efficiency across all of the Company’s segments. Restructuring liability activity for the three months ended December 31, 2022 was as follows:

(Millions of dollars)	Employee Termination	Other	Total
Balance at September 30, 2022	$24	$11	$35
Charged to expense	4	22	26
Cash payments	(8)	(18)	(26)
Non-cash settlements	—	(4)	(4)
Balance at December 31, 2022	$20	$11	$31

Note 10 – Intangible Assets
Intangible assets consisted of:

	December 31, 2022			September 30, 2022
(Millions of dollars)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets
Developed technology	$15,136	$(6,262)	$8,874	$15,087	$(5,979)	$9,108
Customer relationships	4,859	(2,260)	2,599	4,853	(2,170)	2,683
Product rights	104	(79)	25	97	(72)	25
Trademarks	408	(160)	248	408	(155)	253
Patents and other	552	(355)	197	542	(346)	196
Amortized intangible assets	$21,059	$(9,116)	$11,943	$20,987	$(8,723)	$12,264
Unamortized intangible assets
Acquired in-process research and development	$44			$44
Trademarks	2			2
Unamortized intangible assets	$46			$46
Intangible amortization expense for the three months ended December 31, 2022 and 2021 was $365 million and $355 million, respectively.
The following is a reconciliation of goodwill by business segment:

(Millions of dollars)	Medical	Life Sciences	Interventional	Total
Goodwill as of September 30, 2022	$10,909	$888	$12,824	$24,621
Purchase price allocation adjustments	3	—	—	3
Currency translation	54	10	76	139
Goodwill as of December 31, 2022	$10,965	$898	$12,900	$24,763

Note 11 – Derivative Instruments and Hedging Activities
The Company uses derivative instruments to mitigate certain exposures. The Company does not enter into derivative financial instruments for trading or speculative purposes. The effects these derivative instruments and hedged items had on the Company’s balance sheets and the fair values of the derivatives outstanding at December 31, 2022 and September 30, 2022 were not material. The effects on the Company’s financial performance and cash flows are provided below.
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

The notional amounts of the Company’s foreign currency-related derivative instruments as of December 31, 2022 and September 30, 2022 were as follows:

(Millions of dollars)	Hedge Designation	December 31, 2022	September 30, 2022
Foreign exchange contracts (a)	Undesignated	$1,639	$2,766
Foreign currency-denominated debt (b)	Net investment hedges	1,801	2,140
Cross-currency swaps (c)	Net investment hedges	1,473	910
(a)Represent hedges of transactional foreign exchange exposures resulting primarily from intercompany payables and receivables. Gains and losses on these instruments are recognized immediately in income. These gains and losses are largely offset by gains and losses on the underlying hedged items, as well as the hedging costs associated with the derivative instruments. Net amounts recognized in Other (expense) income, net, during the three months ended December 31, 2022 and 2021 were immaterial to the Company's consolidated financial results.
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
Net (losses) gains recorded to Accumulated other comprehensive income (loss) relating to the Company's net investment hedges for the three-month periods were as follows:

	Three Months Ended December 31,
(Millions of dollars)	2022	2021
Foreign currency-denominated debt	$(142)	$49
Cross-currency swaps	(80)	30
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
Changes in the fair value of the interest rate swaps designated as cash flow hedges (i.e., hedging the exposure to variability in expected future cash flows that is attributable to a particular risk) are recorded in Other comprehensive income (loss). If interest rate derivatives designated as cash flow hedges are terminated, the balance in Accumulated other comprehensive income (loss) attributable to those derivatives is reclassified into earnings, within Interest expense, over the remaining life of the hedged debt. The amounts reclassified from accumulated other comprehensive income relating to cash flow hedges during the three months ended December 31, 2022 and 2021, as well as the amounts expected to be reclassified within the next 12 months, are not material to the Company's consolidated financial results.
Net after-tax losses and gains recorded in Other comprehensive income relating to interest rate hedges during the three months ended December 31, 2022 and 2021 were immaterial to the Company’s consolidated financial results.
For interest rate swaps designated as fair value hedges (i.e., hedges against the exposure to changes in the fair value of an asset or a liability or an identified portion thereof that is attributable to a particular risk), changes in the fair value of the interest rate swaps offset changes in the fair value of the fixed rate debt due to changes in market interest rates. Amounts recorded during the three months ended December 31, 2022 and 2021 were immaterial to the Company's consolidated financial results.

The notional amounts of the Company’s interest rate-related derivative instruments as of December 31, 2022 and September 30, 2022 were as follows:

(Millions of dollars)	Hedge Designation	December 31, 2022	September 30, 2022
Interest rate swaps (a)	Fair value hedges	$700	$700
Forward starting interest rate swaps (b)	Cash flow hedges	500	500
(a)Represents fixed-to-floating interest rate swap agreements the Company entered into to convert the interest payments on certain long-term notes from the fixed rate to a floating interest rate based on LIBOR.
(b)Represents interest rate derivatives entered into to mitigate exposure to interest rate risk related to future debt issuances.
Other Risk Exposures
The Company purchases resins, which are oil-based components used in the manufacture of certain products. Significant increases in world oil prices that lead to increases in resin purchase costs could impact future operating results. From time to time, the Company has managed price risks associated with these commodity purchases through commodity derivative forward contracts. The Company's commodity derivative forward contracts at December 31, 2022 and September 30, 2022 were immaterial to the Company's consolidated financial results.

Note 12 – Financial Instruments and Fair Value Measurements
The following reconciles cash and equivalents and restricted cash reported within the Company's condensed consolidated balance sheets at December 31, 2022 and September 30, 2022 to the total of these amounts shown on the Company's consolidated statements of cash flows:

(Millions of dollars)	December 31, 2022	September 30, 2022
Cash and equivalents	$612	$1,006
Restricted cash	133	153
Cash and equivalents and restricted cash	$744	$1,159
Cash equivalents consist of all highly liquid investments with a maturity of three months or less at time of purchase. Restricted cash consists of cash restricted from withdrawal and usage except for certain product liability matters.
The fair values of the Company’s financial instruments are as follows:

(Millions of dollars)	Basis of fair value measurement	December 31, 2022	September 30, 2022
Institutional money market accounts (a)	Level 1	$—	$1
Current portion of long-term debt (b)	Level 2	1,579	1,927
Long-term debt (b)	Level 2	12,608	12,119
(a)These financial instruments are recorded within Cash and equivalents on the condensed consolidated balance sheets. The institutional money market accounts permit daily redemption. The fair values of these investments are based upon the quoted prices in active markets provided by the holding financial institutions.
(b)Long-term debt is recorded at amortized cost. The fair value of long-term debt is measured based upon quoted prices in active markets for similar instruments.
Short-term investments are held to their maturities and are carried at cost, which approximates fair value. The short-term investments consist of instruments with maturities greater than three months and less than one year. All other instruments measured by the Company at fair value, including derivatives and contingent consideration liabilities, are immaterial to the Company's condensed consolidated balance sheets.
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

	Three Months Ended December 31,
(Millions of dollars)	2022	2021
Trade receivables transferred to third parties under factoring arrangements	$740	$143

	December 31, 2022	September 30, 2022
Amounts yet to be collected and remitted to the third parties	$314	$323

Note 13 - Income Taxes

Income Tax Expense

The Company’s effective income tax rates for the three months ended December 31, 2022 and 2021 were (5.8)% and 5.3%, respectively. The decrease in the Company’s effective tax rate for the three months ended December 31, 2022 was largely due to a remeasurement of deferred tax assets and liabilities upon the approval of a tax incentive.

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
BD’s Spin-Off of Diabetes Care
On April 1, 2022, BD completed the separation and distribution of Embecta, formerly BD's Diabetes Care business, into a separate, publicly-traded company. The historical results of the Diabetes Care business (previously included in BD’s Medical segment), as well as interest expense related to indebtedness incurred by Embecta prior to the spin-off date, have been reflected as discontinued operations in our condensed consolidated financial statements for the three months ended December 31, 2021. Additional disclosures regarding our spin-off of the Diabetes Care business are provided in Note 2 in the Notes to Condensed Consolidated Financial Statements.
Key Trends Affecting Results of Operations
Our BD 2025 strategy for growth is anchored in three pillars: grow, simplify and empower. As we execute this strategy, we continue to invest in research and development, strategic tuck-in acquisitions, geographic expansion, and new product programs to drive further revenue and profit growth. Our ability to sustain our long-term growth will depend on a number of factors, including our ability to expand our core business (including geographical expansion), develop innovative new products, as well as continue to improve operating efficiency and organizational effectiveness, despite continued challenges posed by the global macroeconomic environment.
Our operations, supply chain and suppliers are exposed to various global macroeconomic factors. The factors which were most impactful to our results in the first quarter of fiscal year 2023 included the following:
•Inflation, which has continued to drive higher costs of raw materials, electronic components, labor, energy, and logistical services;
•Availability of skilled labor in certain markets, global energy sources, certain raw materials and electronic components; and
•Logistics capacity constraints which have eased compared to our fiscal year 2022, but which are still delaying the movement of goods around the globe.
The COVID-19 pandemic has contributed to the macroeconomic conditions discussed above and certain pandemic-related impacts were experienced by our businesses during the first quarter of fiscal year 2023, as discussed in greater detail below. Future resurgences in COVID-19 infections or other new viral outbreaks may affect the prioritization of non-acute versus acute healthcare utilization, which may temporarily weaken future demand for certain of our products and increase the demand for other of our products. Additionally, the adverse macroeconomic conditions noted above may worsen if governments impose future restrictions, such as lockdowns or quarantine requirements, in order to control infection rates associated with COVID-19 or other viruses.

Additionally, the pandemic escalated challenges that existed for global healthcare systems prior to the pandemic, including budget constraints and staffing shortages, particularly shortages of nursing staff. Changes in the ways healthcare services are delivered, including the transition of more care from acute to non-acute settings and increased focus on chronic disease management, may place additional financial pressure on hospitals and the broader healthcare system. Healthcare institutions may take actions to mitigate any persistent pressures on their budgets and such actions could impact the future demand for our products and services. Additionally, staffing shortages within healthcare systems may affect the prioritization of healthcare services, which could also impact the demand for certain of our products.
Certain geopolitical conditions, including the conflict between Russia and Ukraine, have also contributed to the macroeconomic conditions discussed above. This conflict has not materially impacted our results of operations to date; however, the continuation of the Russia-Ukraine military conflict and/or an escalation of the conflict beyond its current scope may further weaken the global economy and could result in additional inflationary pressures and supply chain constraints, including the unavailability and cost of energy.
We have been mitigating the impacts of the macroeconomic factors discussed above through various strategies which leverage our procurement, logistics and manufacturing capabilities. However, there can be no assurance that we will be able to effectively mitigate these pressures in future periods and an inability to offset these pressures, at least in part, through the strategies discussed above could adversely impact our results of operations. Due to the significant uncertainty that exists relative to the duration and overall impact of the macroeconomic factors discussed above, our future operating performance, particularly in the short-term, may be subject to volatility. The impacts of macroeconomic conditions on our business, results of operations, financial condition and cash flows are dependent on certain factors, including those discussed in Part I, Item 1A. Risk Factors of our 2022 Annual Report on Form 10-K (the “2022 Annual Report”).
Overview of Financial Results and Financial Condition
For the three months ended December 31, 2022, worldwide revenues of $4.586 billion decreased 2.8% from the prior-year period. This decrease reflected the following impacts:

Increase (decrease) in current-period revenues
Volume	1.9%
Period-over-period decline in revenues related to COVID-19-only testing	(3.2)%
Pricing	3.0%
Foreign currency translation	(4.5)%
Decrease in revenues from the prior-year period	(2.8)%
.
Overall volume growth was attributable to our recent acquisitions, and to a lesser extent, strong demand for products in certain of our units. Growth attributable to demand was particularly strong within the Medical segment’s Medication Management Solutions and Pharmaceutical Systems units, as well as in the Life Sciences segment’s Biosciences unit and the Interventional segment’s Peripheral Intervention unit. See the “Results of Continuing Operations” section below for further discussion of our segments’ first quarter fiscal year 2023 results. Our first quarter fiscal year 2023 revenues reflected sales related to COVID-19-only diagnostic testing on the BD VeritorTM Plus and BD MaxTM Systems of $32 million, compared with revenues from testing products in the prior-year period of $185 million.
Cash flows from continuing operating activities were $399 million in the first three months of fiscal year 2023. At December 31, 2022, we had $744 million in cash and equivalents and short-term investments, including restricted cash. We continued to return value to our shareholders in the form of dividends. During the first three months of fiscal year 2023, we paid cash dividends of $281 million, including $259 million paid to common shareholders and $23 million paid to preferred shareholders.
Each reporting period, we face currency exposure that arises from translating the results of our worldwide operations to the U.S. dollar at exchange rates that fluctuate from the beginning of such period. A stronger U.S. dollar, compared to the prior-year period, resulted in an unfavorable foreign currency translation impact to our revenues and earnings during the first quarter of fiscal year 2023. We evaluate our results of operations on both a reported and a foreign currency-neutral basis, which excludes the impact of fluctuations in foreign currency exchange rates. As exchange rates are an important factor in understanding period-to-period comparisons, we believe the presentation of results on a foreign currency-neutral basis in addition to reported results helps improve investors’ ability to understand our operating results and evaluate our performance in comparison to prior periods. Foreign currency-neutral ("FXN") information compares results between periods as if exchange rates had remained constant period-over-period. We use results on a foreign currency-neutral basis as one measure to evaluate our performance. We calculate foreign currency-neutral percentages by converting our current-period local currency financial results using the prior-period foreign currency exchange rates and comparing these adjusted amounts to our current-period results. These results should be considered in addition to, not as a substitute for, results reported in accordance with U.S. generally accepted accounting principles ("GAAP"). Results on a foreign currency-neutral basis, as we present them, may not be comparable to similarly titled measures used by other companies and are not measures of performance presented in accordance with U.S. GAAP.

Results of Continuing Operations
Medical Segment
The following summarizes first quarter Medical revenues by organizational unit:

	Three months ended December 31,
(Millions of dollars)	2022	2021	Total Change	Estimated FX Impact	FXN Change
Medication Delivery Solutions (a)	$1,039	$1,096	(5.2)%	(4.2)%	(1.0)%
Medication Management Solutions	706	627	12.6%	(2.9)%	15.5%
Pharmaceutical Systems (a)	409	397	3.2%	(7.4)%	10.6%
Total Medical Revenues	$2,154	$2,120	1.6%	(4.5)%	6.1%
(a)Prior-period amounts were recast to reflect former intercompany transactions with Embecta.
The Medical segment’s revenue growth in the first quarter of 2023 primarily reflected the following:
•An unfavorable comparison of the Medication Delivery Solutions unit’s first quarter 2023 revenues to prior-period revenues, which benefited from COVID-19 dynamics, including COVID-19 vaccine-related sales, as well as the unfavorable impact of current-period COVID-19-related restrictions in China; these unfavorable impacts to first quarter 2023 revenues were partially offset by the unit’s strong international sales of catheters and vascular care products.
•Strong performance of the Medication Management Solutions unit’s pharmacy automation solutions, including the Parata Systems portfolio, which we acquired in fiscal year 2022, and our BD Rowa™ technologies; this growth was partially offset by an unfavorable comparison to the prior-year period, which benefited from a pandemic-related increase in dispensing equipment installations.
•Continued strong demand for the Pharmaceutical Systems unit’s prefillable solutions in the high-growth markets for biologic drugs and vaccines.

Medical segment income for the three-month periods is provided below.

	Three months ended December 31,
(Millions of dollars)	2022	2021
Medical segment income	$554	$572

Segment income as % of Medical revenues	25.7%	27.0%
The Medical segment's lower income in the first quarter of 2023 compared with the first quarter of 2022 reflected the following:
•Lower gross profit margin in the first quarter of 2023 compared with the first quarter of 2022, which primarily reflected:
◦Higher raw material, labor and freight costs, partially offset by
◦Lower manufacturing costs resulting from continuous improvement projects which enhanced the efficiency of our operations, as well as favorable impacts from pricing and foreign currency translation.
•Higher selling and administrative expense as a percentage of revenues in the first quarter of 2023 compared with the first quarter of 2022 primarily reflected higher shipping costs.
•Research and development expense as a percentage of revenues which was flat in the first quarter of 2023 compared with the first quarter of 2022 due to the timing of project spending.

Life Sciences Segment
The following summarizes first quarter Life Sciences revenues by organizational unit:

	Three months ended December 31,
(Millions of dollars)	2022	2021	Total Change	Estimated FX Impact	FXN Change
Integrated Diagnostic Solutions	$952	$1,145	(16.8)%	(4.6)%	(12.2)%
Biosciences	349	338	3.3%	(5.9)%	9.2%
Total Life Sciences Revenues	$1,302	$1,483	(12.2)%	(4.9)%	(7.3)%
As previously discussed above, the Integrated Diagnostic Solutions unit’s revenues related to COVID-19-only diagnostic testing on the BD VeritorTM Plus and BD MaxTM Systems in the first quarter of 2023 were $32 million compared with revenues of $185 million in the prior-year period. The Life Sciences segment’s revenues in the first quarter of 2023 also reflected the following:
•Growth driven by the Integrated Diagnostic Solutions unit’s installations of BD KiestraTM lab automation systems, continued leverage of the unit’s larger installed base of BD MAXTM instruments and strong demand for our combination flu/COVID-19 assays was partially offset by an unfavorable comparison to the unit’s prior-period revenues, which benefited from licensing revenue.
•Strong demand for the Biosciences unit’s research reagents and the unit’s recently launched flow cytometry instruments.

Life Sciences segment income for the three-month periods is provided below.

	Three months ended December 31,
(Millions of dollars)	2022	2021
Life Sciences segment income	$433	$534

Segment income as % of Life Sciences revenues	33.3%	36.0%

The Life Sciences segment's lower income in the first quarter of 2023 compared with the first quarter of 2022 primarily reflected the following:
•Lower gross profit margin in the first quarter of 2023 compared with the first quarter of 2022, which primarily reflected the current-period declines in revenues which were attributable to COVID-19-only diagnostic testing and licensing arrangements, as noted above.
•Higher selling and administrative expense, as well as research and development expense, as percentages of revenues in the first quarter of 2023 compared with the first quarter of 2022, which primarily reflected the current-period decline in revenues.

Interventional Segment
The following summarizes first quarter Interventional revenues by organizational unit:

	Three months ended December 31,
(Millions of dollars)	2022	2021	Total Change	Estimated FX Impact	FXN Change
Surgery	$363	$361	0.4%	(2.7)%	3.1%
Peripheral Intervention	433	413	4.8%	(6.0)%	10.8%
Urology and Critical Care	333	340	(2.0)%	(3.8)%	1.8%
Total Interventional Revenues	$1,129	$1,115	1.3%	(4.3)%	5.6%
The Interventional segment’s revenue growth in the first quarter of 2023 primarily reflected the following:
•Strong global sales of the Surgery unit’s advanced repair and reconstruction platforms and double-digit growth in sales of the unit’s biosurgery products, which was aided by the unit’s fiscal year 2022 acquisition of Tissuemed, Ltd.; this growth was partially offset by planned product discontinuations and an unfavorable comparison to the prior-year period’s revenues, which benefited from dealer stocking.
•The relaunch of the Peripheral Intervention unit’s VenovoTM system, global market penetration of the RotarexTM system and growth attributable to the unit’s fiscal year 2022 acquisition of Venclose, Inc.
•Strong demand for the Urology and Critical Care unit’s PurewickTM offerings in the acute and alternative care settings that was partially offset by an unfavorable comparison to the unit’s prior-period revenues, which benefited from a backorder release and distributor stocking.

Interventional segment income for the three-month periods is provided below.

	Three months ended December 31,
(Millions of dollars)	2022	2021
Interventional segment income	$301	$265

Segment income as % of Interventional revenues	26.7%	23.7%

The Interventional segment's higher income in the first quarter of 2023 compared with the first quarter of 2022 reflected the following:
•Higher gross profit margin in the first quarter of 2023 compared with the first quarter of 2022 was primarily driven by pricing and a favorable comparison to the prior-year period, which was unfavorably impacted by certain purchase accounting adjustments recorded by the segment.
•Lower selling and administrative expense, as well as research and development expense, as percentages of revenues in the first quarter of 2023 compared with the first quarter of 2022, as the increase in current-period revenues outpaced spending.
Geographic Revenues
BD’s worldwide first quarter revenues by geography were as follows:

	Three months ended December 31,
(Millions of dollars)	2022	2021	Total Change	Estimated FX Impact	FXN Change
United States	$2,730	$2,703	1.0%	—%	1.0%
International	1,856	2,016	(7.9)%	(10.6)%	2.7%
Total Revenues	$4,586	$4,718	(2.8)%	(4.5)%	1.7%

U.S. revenue growth in the first quarter of 2023 reflected strong sales in the Medical segment’s Medication Management Solutions and Pharmaceutical Systems units, as well as strong sales in the Interventional segment’s Peripheral Intervention unit.

First quarter U.S. revenues were unfavorably impacted by a decline in COVID-19-only diagnostic testing sales compared with the prior-year period, as discussed further above.
International revenue growth in the first quarter of 2023 reflected strong sales in the Medical segment’s Medication Management Solutions and Pharmaceutical Systems units, as well as strong sales in the Life Sciences segment’s Biosciences unit and the Interventional segment’s Peripheral Intervention unit. First quarter International revenues were unfavorably impacted by a decline in COVID-19-only diagnostic testing sales compared with the prior-year period, as discussed further above.
Emerging market revenues were as follows and primarily reflected growth in certain countries within Latin America, South Asia, the Middle East and Africa, partially offset by a decline in China due to pandemic-related restrictions:

	Three months ended December 31,
(Millions of dollars)	2022	2021	Total Change	Estimated FX Impact	FXN Change
Emerging markets	$699	$719	(2.8)%	(6.3)%	3.5%
Specified Items
Reflected in the financial results for the three-month periods of fiscal years 2023 and 2022 were the following specified items:

	Three months ended December 31,
(Millions of dollars)	2022	2021
Integration costs (a)	$18	$17
Restructuring costs (a)	26	17
Separation-related items (b)	6	—
Purchase accounting adjustments (c)	362	364
European regulatory initiative-related costs (d)	33	31
Product, litigation, and other items (e)	4	22
Total specified items	449	451
Less: tax impact of specified items	86	86
After-tax impact of specified items	$364	$364
(a)Represents amounts associated with integration and restructuring activities which are recorded in Acquisition-related integration and restructuring expense and are further discussed below.
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
(e)Includes certain (income) expense items which are not part of ordinary operations and affect the comparability of the periods presented. Such items may include certain product remediation costs, certain product liability and legal defense costs, certain investment gains and losses, and certain asset impairment charges.

Gross Profit Margin
Gross profit margin for the three-month period of fiscal year 2023 compared with the prior-year period in fiscal year 2022 reflected the following impacts:

Three-month period
December 31, 2021 gross profit margin %	47.1%
Impact of purchase accounting adjustments and other specified items	(0.1)%
Period-over-period decline in COVID-19-only testing profitability	(0.3)%
Operating performance	(1.1)%
Foreign currency translation	0.9%
December 31, 2022 gross profit margin %	46.5%
•Operating performance in the three-month period of 2023 primarily reflected:
◦Higher raw material, labor and freight costs, as well as an unfavorable comparison to the prior-year period margin, which benefited from licensing revenue and a higher contribution to margin from COVID-19-only diagnostic testing revenues.
◦Favorable offsets which were driven by lower manufacturing costs resulting from our ongoing continuous improvement projects and pricing.
Operating Expenses
A summary of operating expenses for the three-month periods of fiscal years 2023 and 2022 is as follows:

	Three months ended December 31,		Increase (decrease) in basis points
	2022	2021
(Millions of dollars)
Selling and administrative expense	$1,187	$1,185
% of revenues	25.9%	25.1%	80

Research and development expense	$313	$314
% of revenues	6.8%	6.7%	10

Acquisition-related integration and restructuring expense	$44	$34

Other operating expense (income), net	$3	$(4)
Selling and administrative expense
Higher selling and administrative expense as a percentage of revenues in the three-month period of 2023 compared with the prior-year period primarily reflected the current-period decline in revenues, as well as higher shipping and selling costs in the current-year period, partially offset by favorable foreign currency translation.
Research and development expense
Research and development expense as a percentage of revenues in the three-month period of 2023 was relatively flat compared with the prior-year period, which primarily reflected the timing of project spending.
Acquisition-related integration and restructuring expense
Acquisition-related integration and restructuring expense in the three-month periods of 2023 and 2022 included restructuring costs related to simplification and other cost saving initiatives, as well as system integration costs. For further disclosures regarding restructuring costs, refer to Note 9 in the Notes to Condensed Consolidated Financial Statements.

Nonoperating Income
Net interest expense
The components for the three-month periods of fiscal years 2023 and 2022 were as follows:

	Three months ended December 31,
(Millions of dollars)	2022	2021
Interest expense	$(102)	$(98)
Interest income	6	2
Net interest expense	$(96)	$(96)

Higher interest expense for the three-month period of fiscal year 2023 compared with the prior-year period was largely attributable to the level of commercial paper borrowings outstanding in the current-year period.
Income Taxes
The income tax rates for continuing operations for the three-month periods of fiscal years 2023 and 2022 are provided below.

	Three months ended December 31,
	2022	2021
Effective income tax rate for continuing operations	(5.8)%	5.3%

Impact, in basis points, from specified items	(1,200)	(590)

The effective income tax rate for the three-month period of fiscal year 2023 compared with the prior-year period primarily reflected the impact of a remeasurement of deferred tax assets and liabilities upon the approval of a tax incentive, as well as a tax impact from specified items that was more favorable compared with the benefit associated with specified items recognized in the prior-year period.

Net Income and Diluted Earnings per Share from Continuing Operations
Net income and diluted earnings per share from continuing operations for the three-month periods of fiscal years 2023 and 2022 were as follows:

	Three months ended December 31,
	2022	2021
Net Income from Continuing Operations (Millions of dollars)	$509	$568
Diluted Earnings per Share from Continuing Operations	$1.70	$1.90

Unfavorable impact-specified items	$(1.27)	$(1.27)
Unfavorable impact-foreign currency translation	$(0.04)

Liquidity and Capital Resources
The following table summarizes our condensed consolidated statements of cash flows:

	Three months ended December 31,
(Millions of dollars)	2022	2021
Net cash provided by (used for) continuing operations
Operating activities	$399	$530
Investing activities	$(291)	$(682)
Financing activities	$(534)	$(327)

Net Cash Flows from Continuing Operating Activities
Cash flows from continuing operating activities in the first three months of fiscal year 2023 reflected net income, adjusted by a change in operating assets and liabilities that was a net use of cash. This net use of cash primarily reflected higher levels of inventory, prepaid expenses and trade receivables, as well as lower levels of accounts payable and accrued expenses.
Cash flows from continuing operating activities in the first three months of fiscal year 2022 reflected net income, adjusted by a change in operating assets and liabilities that was a net use of cash. This net use of cash primarily reflected lower levels of accounts payable and accrued expenses and higher levels of inventory, partially offset by lower levels of trade receivables and prepaid expenses. Cash flows from continuing operating activities in 2022 additionally reflected a discretionary cash contribution of $134 million to fund our pension obligation.
Net Cash Flows from Continuing Investing Activities
Our investments in capital expenditures are focused on projects that enhance our cost structure and manufacturing capabilities, as well as support our BD 2025 strategy for growth and simplification. Net outflows from continuing investing activities in the first three months of fiscal year 2023 included capital expenditure-related outflows of $208 million, compared with $183 million in the prior-year period.
Net Cash Flows from Continuing Financing Activities
Net cash from continuing financing activities in the first three months of fiscal years 2023 and 2022 included the following significant cash flows:

	Three months ended December 31,
(Millions of dollars)	2022	2021
Cash inflow (outflow)
Change in short-term debt	$365	$—
Payments of debt	$(528)	$—
Dividends paid	$(281)	$(271)

Certain measures relating to our total debt were as follows:

(Millions of dollars)	December 31, 2022	September 30, 2022
Total debt	$16,456	$16,065

Weighted average cost of total debt	2.9%	2.8%
Total debt as a percentage of total capital*	37.8%	37.3%
*    Represents shareholders’ equity, net non-current deferred income tax liabilities, and debt.
Cash and Short-Term Investments
At December 31, 2022, total worldwide cash and equivalents and short-term investments, including restricted cash, were approximately $744 million. These assets were largely held outside the United States. We regularly review the amount of cash and short-term investments held outside of the United States and our historical foreign earnings are used to fund foreign investments or meet foreign working capital and property, plant and equipment expenditure needs. To fund cash needs in the United States, we rely on ongoing cash flow from U.S. operations, access to capital markets and remittances from foreign subsidiaries of earnings that are not considered to be permanently reinvested.
Financing Facilities
We have a five-year senior unsecured revolving credit facility in place which will expire in September 2026. The credit facility provides borrowings of up to $2.75 billion, with separate sub-limits of $100 million for letters of credit and swingline loans. The expiration date of the credit facility may be extended for up to two additional one year periods, subject to certain restrictions (including the consent of the lenders). The credit facility provides that we may, subject to additional commitments by lenders, request an additional $500 million of financing, for a maximum aggregate commitment under the credit facility of up to $3.25 billion. Proceeds from this facility may be used for general corporate purposes. There were no borrowings outstanding under the revolving credit facility at December 31, 2022.
The agreement for our revolving credit facility contains the following financial covenants. We were in compliance with these covenants, as applicable, as of December 31, 2022.
•We are required to have a leverage coverage ratio of no more than:
◦4.25-to-1 as of the last day of each fiscal quarter following the closing of the credit facility; or
◦4.75-to-1 for the four full fiscal quarters following the consummation of a material acquisition.
We also have informal lines of credit outside the United States. We may, from time to time, access the commercial paper market as we manage working capital over the normal course of our business activities. We had $595 million of commercial paper borrowings outstanding as of December 31, 2022. Also, over the normal course of our business activities, we transfer certain trade receivable assets to third parties under factoring agreements. Additional disclosures regarding sales of trade receivable assets are provided in Note 12 in the Notes to Condensed Consolidated Financial Statements.

Access to Capital and Credit Ratings
Our corporate credit ratings with Standard & Poor's Ratings Services, Moody’s Investors Service and Fitch Ratings at December 31, 2022 were unchanged compared with our ratings at September 30, 2022.
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
To date, we have not experienced a significant increased risk of credit losses in general as a result of current macroeconomic conditions. No assurances can be given that the risk of credit losses will not increase in the future given the uncertainty around the duration of the current macroeconomic challenges and pressures.
Other Matters
Critical Accounting Policies
There were no changes to our critical accounting policies from those disclosed in our 2022 Annual Report.
Regulatory Matters
FDA Warning Letter
On January 11, 2018, BD received a Warning Letter from the U.S. Food and Drug Administration (“FDA”) with respect to our former BD Preanalytical Systems ("PAS") unit, citing certain alleged violations of quality system regulations and of law. The Warning Letter states that, until BD resolves the outstanding issues covered by the Warning Letter, the FDA will not approve any premarket submissions for Class III devices to which the non-conformances are reasonably related or grant requests for certificates to foreign governments. BD has worked closely with the FDA and implemented corrective actions to address the quality management system concerns identified in the Warning Letter. In March 2020, the FDA conducted a subsequent inspection of PAS, which it classified as Voluntary Action Indicated, which means the FDA will not take or recommend any administrative or regulatory action as a result of the unit’s response to the observations associated with the quality management concerns in the inspection. BD continues to work with the FDA to generate additional clinical evidence and file 510(k)s as remaining commitments associated with the Warning Letter. In January 2022, BD received FDA clearance for its BD Vacutainer® ACD Blood Collection Tubes used in immunohematology. The FDA review of these remaining commitments is ongoing, and no assurances can be given regarding further action by the FDA as a result of these commitments, including but not limited to action pursuant to the Warning Letter.
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
We are undertaking certain remediation of our BD Alaris™ System, and are currently shipping the product in the United States only in cases of medical necessity and to remediate recalled software versions. As previously disclosed, we submitted our 510(k) premarket notification to the FDA for the BD Alaris™ System in April 2021. The 510(k) submission is intended to bring the regulatory clearance for the BD Alaris™ System up-to-date, address open recall issues, and provide other updates and features, including a new version of BD Alaris™ System software that will provide clinical, operational and cybersecurity updates. We will not be able to fully resume commercial operations for the BD Alaris™ System in the United States until BD’s 510(k) submission relating to the product has been cleared by the FDA. No assurances can be given as to when or if clearance will be obtained from the FDA.
For further discussion of risks relating to the regulations to which we are subject, see Part I, Item 1A, of our 2022 Annual Report.

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
The following are some important factors that could cause our actual results to differ from our expectations in any forward-looking statements. The Russia and Ukraine conflict and the international response thereto may also heighten the impact of certain of these factors described below and the Risk Factors in our 2022 Annual Report. For further discussion of certain of these factors, see Item 1A. Risk Factors in our 2022 Annual Report.
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
•Our ability to recruit and retain key employees and the impact of labor shortages or increased employee turnover rates within our employee base, which could increase our operating costs and negatively affect our ability to efficiently operate our business.
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
•Changes in the way healthcare services are delivered, including transition of more care from acute to non-acute settings and increased focus on chronic disease management, which may affect the demand for our products and services. Additionally, budget constraints and staffing shortages, particularly shortages of nursing staff, may affect the prioritization of healthcare services, which could also impact the demand for certain of our products and services.
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
•Changing customer preferences and requirements, such as increased demand for products with lower environmental footprints, and for companies to produce and demonstrate progress against greenhouse gas reduction plans and targets.
•The impact of changes in U.S. federal or foreign laws and policies that could affect fiscal and tax policies, taxation (including tax reforms that could adversely impact multinational corporations), and international trade, including import and export regulation and international trade agreements. In particular, tariffs or other trade barriers imposed by the U.S. or other countries could adversely impact our supply chain costs or otherwise adversely impact our results of operations.
•The risks associated with the spin-off of our former Diabetes Care business, including factors that could adversely affect our ability to realize the expected benefits of the spin-off, or the qualification of the spin-off as a tax-free transaction for U.S. federal income tax purposes.
•Security breaches of our information systems or our products, which could impair our ability to conduct business, result in the loss of BD trade secrets or otherwise compromise sensitive information of BD or its customers, suppliers and other business partners, or of patients, including sensitive personal data, or result in product efficacy or safety concerns for certain of our products, and result in actions by regulatory bodies or civil litigation.
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
•Natural disasters, including the impacts of climate change, hurricanes, tornadoes, windstorms, fires, earthquakes and floods and other extreme weather events, global health pandemics, war, terrorism, labor disruptions and international conflicts that could cause significant economic disruption and political and social instability, resulting in decreased demand for our products, adversely affect our manufacturing and distribution capabilities or cause interruptions in our supply chain.
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
•New or changing laws and regulations affecting our domestic and foreign operations, or changes in enforcement practices, including, without limitation, laws relating to sales practices, environmental protection, price controls, privacy, cybersecurity, and licensing and regulatory requirements for new products and products in the post-marketing phase. In particular, the U.S. and other countries may impose new requirements regarding registration, labeling or prohibited materials that may require us to re-register products already on the market or otherwise impact our ability to market our products. Environmental laws, particularly with respect to the emission of greenhouse gases, are also becoming more stringent throughout the world, which may increase our costs of operations or necessitate changes in our manufacturing plants or processes or those of our suppliers, or result in liability to BD.
•Product efficacy or safety concerns regarding our products resulting in product holds or recalls, regulatory action on the part of the FDA or foreign counterparts (including restrictions on future product clearances and civil penalties), declining sales and product liability claims, and damage to our reputation. As a result of the CareFusion acquisition, our U.S. infusion pump business is operating under a Consent Decree with the FDA. The Consent Decree authorizes the FDA, in the event of any violations in the future, to order our U.S. infusion pump business to cease manufacturing and distributing products, recall products or take other actions, and order the payment of significant monetary damages if the business subject to the decree fails to comply with any provision of the Consent Decree. We are undertaking certain remediation of our BD AlarisTM System, and are currently shipping the product in the U.S., only in cases of medical necessity and to remediate recalled software versions. We will not be able to fully resume commercial operations for the BD AlarisTM System in the U.S. until BD’s 510(k) submission relating to the product has been cleared by the FDA. No assurances can be given as to when or if clearance will be obtained from the FDA.
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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in information reported since the end of the fiscal year ended September 30, 2022.
Item 4.    Controls and Procedures
An evaluation was carried out by BD’s management, with the participation of BD’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of BD’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of December 31, 2022. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were, as of the end of the period covered by this report, effective and designed to ensure that material information relating to BD and its consolidated subsidiaries would be made known to them by others within these entities.
There were no changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2022 identified in connection with the above-referenced evaluation that have materially affected, or are reasonably likely to materially affect, BD’s internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1.    Legal Proceedings
We are involved, both as a plaintiff and a defendant, in various legal proceedings, including product liability and environmental matters as set forth in our 2022 Annual Report, and in Note 5 of the Notes to Condensed Consolidated Financial Statements in this report, which is incorporated herein by reference.

Item 1A.     Risk Factors

There have been no material changes to the risk factors previously disclosed in Part I, Item 1A, of our 2022 Annual Report.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
The table below sets forth certain information regarding our purchases of common stock of BD during the quarter ended December 31, 2022.
Issuer Purchases of Equity Securities

For the three months ended December 31, 2022	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
October 1 - 31, 2022	2,523	$235.54	—	8,799,998
November 1 – 30, 2022	—	—	—	8,799,998
December 1 – 31, 2022	—	—	—	8,799,998
Total	2,523	$235.54	—	8,799,998
(1)Includes 2,523 shares purchased during the quarter in open market transactions by the trust relating to BD’s Deferred Compensation and Retirement Benefit Restoration Plan and 1996 Directors’ Deferral Plan.
(2)Represents shares available under a repurchase program authorized by the Board of Directors on November 3, 2021 for 10 million shares, for which there is no expiration date.

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
Dated: February 2, 2023

/s/ Christopher J. DelOrefice
Christopher J. DelOrefice
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/ Thomas J. Spoerel
Thomas J. Spoerel
Senior Vice President, Controller and Chief Accounting Officer
(Principal Accounting Officer)