Form 10-Q
period 2023-03-31
BECTON DICKINSON & CO
filed 2023-05-04
CIK 10795

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
There were 284,014,905 shares of Common Stock, $1.00 par value, outstanding at March 31, 2023.

BECTON, DICKINSON AND COMPANY
FORM 10-Q
For the quarterly period ended March 31, 2023

ITEM 1. FINANCIAL STATEMENTS
BECTON, DICKINSON AND COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Millions of dollars, except per share data
(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2023	2022	2023	2022
Revenues	$4,821	$4,750	$9,407	$9,468
Cost of products sold	2,586	2,637	5,038	5,135
Selling and administrative expense	1,205	1,192	2,392	2,378
Research and development expense	337	327	651	641
Acquisition-related integration and restructuring expense	62	28	106	62
Other operating expense (income), net	4	—	7	(4)
Total Operating Costs and Expenses	4,193	4,185	8,193	8,212
Operating Income	628	564	1,213	1,256
Interest expense	(118)	(97)	(220)	(195)
Interest income	10	2	16	4
Other income (expense), net	8	(27)	1	(24)
Income from Continuing Operations Before Income Taxes	529	442	1,009	1,041
Income tax provision	68	52	40	84
Net Income from Continuing Operations	460	390	969	958
Income from Discontinued Operations, Net of Tax	—	64	—	173
Net Income	460	454	969	1,131
Preferred stock dividends	(23)	(23)	(45)	(45)
Net income applicable to common shareholders	$438	$431	$924	$1,086

Basic Earnings per Share
Income from Continuing Operations	$1.54	$1.29	$3.25	$3.20
Income from Discontinued Operations	—	0.22	—	0.61
Basic Earnings per Share	$1.54	$1.51	$3.25	$3.81

Diluted Earnings per Share
Income from Continuing Operations	$1.53	$1.28	$3.24	$3.18
Income from Discontinued Operations	—	0.22	—	0.60
Diluted Earnings per Share	$1.53	$1.50	$3.24	$3.78

Dividends per Common Share	$0.91	$0.87	$1.82	$1.74
Amounts may not add due to rounding.
See notes to condensed consolidated financial statements

BECTON, DICKINSON AND COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Millions of dollars
(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2023	2022	2023	2022
Net Income	$460	$454	$969	$1,131
Other Comprehensive (Loss) Income, Net of Tax
Foreign currency translation adjustments	(21)	78	(101)	119
Defined benefit pension and postretirement plans	11	11	22	21
Cash flow hedges	(6)	44	(9)	37
Other Comprehensive (Loss) Income, Net of Tax	(16)	133	(87)	178
Comprehensive Income	$445	$586	$882	$1,309
Amounts may not add due to rounding.
See notes to condensed consolidated financial statements

BECTON, DICKINSON AND COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
Millions of dollars, except per share amounts and numbers of shares

	March 31, 2023	September 30, 2022
Assets	(Unaudited)
Current Assets:
Cash and equivalents	$1,981	$1,006
Restricted cash	87	153
Short-term investments	6	8
Trade receivables, net	2,413	2,191
Inventories:
Materials	788	707
Work in process	428	397
Finished products	2,441	2,120
	3,656	3,224
Prepaid expenses and other	1,444	1,559
Total Current Assets	9,587	8,141
Property, Plant and Equipment	13,204	12,415
Less allowances for depreciation and amortization	6,848	6,402
Property, Plant and Equipment, Net	6,356	6,012
Goodwill	24,780	24,621
Developed Technology, Net	8,610	9,108
Customer Relationships, Net	2,512	2,683
Other Intangibles, Net	555	519
Other Assets	1,994	1,848
Total Assets	$54,394	$52,934
Liabilities and Shareholders’ Equity
Current Liabilities:
Current debt obligations	$2,214	$2,179
Payables, accrued expenses and other current liabilities	5,090	5,632
Total Current Liabilities	7,304	7,811
Long-Term Debt	16,010	13,886
Long-Term Employee Benefit Obligations	920	902
Deferred Income Taxes and Other Liabilities	4,471	5,052
Commitments and Contingencies (See Note 5)
Shareholders’ Equity
Preferred stock	2	2
Common stock — $1 par value; authorized — 640,000,000 shares; issued — 364,639,901 shares in March 31, 2023 and September 30, 2022	365	365
Capital in excess of par value	19,639	19,553
Retained earnings	15,563	15,157
Deferred compensation	24	23
Treasury stock	(8,327)	(8,330)
Accumulated other comprehensive loss	(1,575)	(1,488)
Total Shareholders’ Equity	25,689	25,282
Total Liabilities and Shareholders’ Equity	$54,394	$52,934
Amounts may not add due to rounding.
See notes to condensed consolidated financial statements

BECTON, DICKINSON AND COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Millions of dollars
(Unaudited)

	Six Months Ended March 31,
	2023	2022
Operating Activities
Net income	$969	$1,131
Less: Income from discontinued operations, net of tax	—	173
Income from continuing operations, net of tax	969	958
Adjustments to net income from continuing operations to derive net cash provided by continuing operating activities:
Depreciation and amortization	1,130	1,094
Share-based compensation	145	134
Deferred income taxes	(325)	(53)
Change in operating assets and liabilities	(1,274)	(1,076)
Pension obligation	44	(136)
Other, net	(105)	(101)
Net Cash Provided by Continuing Operating Activities	584	820
Investing Activities
Capital expenditures	(389)	(405)
Acquisitions, net of cash acquired	—	(450)
Other, net	(134)	(124)
Net Cash Used for Continuing Investing Activities	(524)	(979)
Financing Activities
Change in short-term debt	365	—
Proceeds from long-term debt	1,662	—
Distribution from Embecta Corp. (see Note 2)	—	1,266
Payments of debt	(529)	(2)
Dividends paid	(563)	(541)
Other, net	(101)	(63)
Net Cash Provided by Continuing Financing Activities	835	659
Discontinued Operations
Net cash provided by operating activities	—	298
Net cash used for investing activities	—	(11)
Net cash provided by financing activities	—	145
Net Cash Provided by Discontinued Operations	—	432
Effect of exchange rate changes on cash and equivalents and restricted cash	14	(4)
Net increase in cash and equivalents and restricted cash	909	928
Opening Cash and Equivalents and Restricted Cash	1,159	2,392
Closing Cash and Equivalents and Restricted Cash	$2,068	$3,320
Amounts may not add due to rounding.
See notes to condensed consolidated financial statements

BECTON, DICKINSON AND COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
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
On April 1, 2022, the Company completed the spin-off of its Diabetes Care business as a separate publicly traded company. The historical results of the Diabetes Care business (previously included in BD’s Medical segment) that was contributed to Embecta Corp (“Embecta”) in the spin-off, as well as interest expense related to indebtedness incurred by Embecta prior to the spin-off date, have been reflected as discontinued operations in the Company’s condensed consolidated financial statements for the three and six months ended March 31, 2022. Additional disclosures regarding the spin-off are provided in Note 2.
Within the financial statements and tables presented, certain columns and rows may not add due to the use of rounded numbers for disclosure purposes. Percentages and earnings per share amounts presented are calculated from the underlying amounts. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year.
Note 2 – Spin-Off of Embecta Corp.
On April 1, 2022, the Company completed the spin-off of its Diabetes Care business as a separate publicly traded company named Embecta through a distribution of Embecta’s publicly traded common stock (listed on NASDAQ under the ticker symbol “EMBC”) to BD’s shareholders of record as of the close of business on March 22, 2022 (the “record date”). The Company distributed one share of Embecta common stock for every five common shares of BD outstanding as of the record date and shareholders received cash in lieu of fractional shares of Embecta common stock. BD retained no ownership interest in Embecta subsequent to the spin-off. The distribution is expected to qualify and has been treated as tax-free to the Company and its shareholders for U.S. federal income tax purposes. On March 31, 2022, Embecta used a portion of the proceeds from its financing transactions to make a cash distribution of approximately $1.266 billion to the Company.
The Company and Embecta entered into various agreements to effect the spin-off and provide a framework for the relationship between the Company and Embecta after the spin-off. Such agreements include the separation and distribution agreement, as well as the following ongoing agreements: a cannula supply agreement, an intellectual property matters agreement, a transition services agreement, manufacturing and supply agreements, a lease agreement, a distribution agreement to support commercial operations, a logistics services agreement and other agreements including an employee matters agreement and a tax matters agreement. Under these agreements, the Company will continue to provide certain products and services to Embecta following the spin-off. The agreements do not provide the Company with the ability to influence the operating or financial policies of Embecta subsequent to the spin-off date. Amounts included in the Company’s condensed consolidated statements of income during the three and six months ended March 31, 2023 as a result of these agreements were immaterial.
.

Details of Income from Discontinued Operations, Net of Tax are as follows:

	Three Months Ended March 31,	Six Months Ended March 31,
Millions of dollars	2022	2022
Revenues	$261	$538
Cost of products sold	69	143
Selling and administrative expense	40	78
Research and development expense	16	32
Other operating expense, net	49	74
Total Operating Costs and Expenses	174	327
Operating Income	88	211
Interest expense	(4)	(4)
Income from Discontinued Operations Before Income Taxes	83	207
Income tax provision	19	33
Income from Discontinued Operations, Net of Tax	$64	$173

During the three and six months ended March 31, 2022, the Company incurred $53 million and $78 million, respectively, of separation costs, including those for consulting, legal, tax and other advisory services associated with the spin-off, which were previously recorded within Other operating expense (income), net and Interest expense. These amounts were recast as components of Income from Discontinued Operations, Net of Tax as detailed above. The amounts of Revenues and Cost of products sold from discontinued operations detailed above include previously eliminated intercompany transactions that occurred between BD and Embecta, which resulted in a third-party sale in the same period.
Note 3 – Shareholders' Equity
Changes in certain components of shareholders' equity for the first two quarters of fiscal years 2023 and 2022 were as follows:

	Common Stock Issued at Par Value	Capital in Excess of Par Value	Retained Earnings	Deferred Compensation	Treasury Stock
(Millions of dollars)					Shares (in thousands)	Amount
Balance at September 30, 2022	$365	$19,553	$15,157	$23	(81,283)	$(8,330)
Net income	—	—	509	—	—	—
Common dividends ($0.91 per share)	—	—	(259)	—	—	—
Preferred dividends	—	—	(23)	—	—	—
Issuance of shares under employee and other plans, net	—	(52)	—	—	556	(3)
Share-based compensation	—	89	—	—	—	—
Common stock held in trusts, net (a)	—	—	—	—	(11)	—
Balance at December 31, 2022	$365	$19,590	$15,384	$24	(80,738)	$(8,333)
Net income	—	—	460	—	—	—
Common dividends ($0.91 per share)	—	—	(259)	—	—	—
Preferred dividends	—	—	(23)	—	—	—
Issuance of shares under employee and other plans, net	—	(7)	—	—	21	5
Share-based compensation	—	56	—	—	—	—
Common stock held in trusts, net (a)	—	—	—	—	92	—
Balance at March 31, 2023	$365	$19,639	$15,563	$24	(80,625)	$(8,327)

	Common Stock Issued at Par Value	Capital in Excess of Par Value	Retained Earnings	Deferred Compensation	Treasury Stock
(Millions of dollars)					Shares (in thousands)	Amount
Balance at September 30, 2021	$365	$19,272	$13,826	$23	(80,164)	$(7,723)
Net income	—	—	677	—	—	—
Common dividends ($0.87 per share)	—	—	(248)	—	—	—
Preferred dividends	—	—	(23)	—	—	—
Issuance of shares under employee and other plans, net	—	(71)	—	—	762	19
Share-based compensation	—	83	—	—		—
Common stock held in trusts, net (a)	—	—	—	—	(5)	—
Repurchase of common stock (b)	—	150	—	—	(462)	(150)
Balance at December 31, 2021	$365	$19,435	$14,233	$24	(79,869)	$(7,855)
Net income	—	—	454	—	—	—
Common dividends ($0.87 per share)	—	—	(248)	—	—	—
Preferred dividends	—	—	(23)	—	—	—
Issuance of shares under employee and other plans, net	—	(21)	—	1	284	14
Share-based compensation	—	56	—	—	—	—
Common stock held in trusts, net (a)	—	24	—	—	9	(24)
Balance at March 31, 2022	$365	$19,495	$14,416	$24	(79,575)	$(7,866)
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
(b)Represents shares received upon final settlement of an accelerated share repurchase agreement, and the related forward sale contract, entered into during the fourth quarter of fiscal year 2021. The share repurchases were made pursuant to the repurchase program authorized by the Board of Directors on September 24, 2013 for 10 million shares, which has been fully utilized. In November 2021, the Board of Directors authorized the Company to repurchase up to an additional 10 million shares of BD common stock, for which there is also no expiration date.

The components and changes of Accumulated other comprehensive income (loss) for the first two quarters of fiscal years 2023 and 2022 were as follows:

(Millions of dollars)	Total	Foreign Currency Translation	Benefit Plans	Cash Flow Hedges
Balance at September 30, 2022	$(1,488)	$(987)	$(574)	$75
Other comprehensive loss before reclassifications, net of taxes	(84)	(80)	—	(4)
Amounts reclassified into income, net of taxes	12	—	11	1
Balance at December 31, 2022	$(1,559)	$(1,067)	$(563)	$73
Other comprehensive loss before reclassifications, net of taxes	(29)	(21)	—	(8)
Amounts reclassified into income, net of taxes	13	—	11	2
Balance at March 31, 2023	$(1,575)	$(1,088)	$(552)	$67

(Millions of dollars)	Total	Foreign Currency Translation	Benefit Plans	Cash Flow Hedges
Balance at September 30, 2021	$(2,088)	$(1,292)	$(784)	$(10)
Other comprehensive income (loss) before reclassifications, net of taxes	34	41	—	(7)
Amounts reclassified into income, net of taxes	11	—	11	—
Balance at December 31, 2021	$(2,043)	$(1,251)	$(774)	$(17)
Other comprehensive income before reclassifications, net of taxes	122	78	—	44
Amounts reclassified into income, net of taxes	11	—	11	—
Balance at March 31, 2022	$(1,910)	$(1,173)	$(763)	$28
The amounts of foreign currency translation recognized in other comprehensive income during the three and six months ended March 31, 2023 and 2022 included net (losses) gains relating to net investment hedges. The amounts recognized in other comprehensive income relating to cash flow hedges during the three and six months ended March 31, 2023 and 2022 are primarily related to forward starting interest rate swaps. Additional disclosures regarding amounts the Company recognized in other comprehensive income relating to cash flow hedges during the three and six months ended March 31, 2023 and 2022 are provided in Note 11.
The tax impacts for amounts recognized in other comprehensive income (loss) before reclassifications and for reclassifications out of Accumulated other comprehensive income (loss) relating to benefit plans and cash flow hedges during the three and six months ended March 31, 2023 and 2022 were immaterial to the Company's consolidated financial results.

Note 4 – Earnings per Share
The weighted average common shares used in the computations of basic and diluted earnings per share (shares in thousands) were as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2023	2022	2023	2022
Average common shares outstanding	284,292	285,243	284,087	284,961
Dilutive share equivalents from share-based plans	1,353	2,003	1,273	2,215
Dilutive share equivalents from Series C preferred shares (a)	—	53	—	26
Average common and common equivalent shares outstanding – assuming dilution	285,645	287,299	285,360	287,202

Share equivalents excluded from the diluted shares outstanding calculation:
Mandatory convertible preferred stock (b)	6,060	5,639	6,060	5,639
Share-based plans (c)	617	—	617	676
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
Product Liability Matters
As of March 31, 2023, the Company is defending approximately 33,285 product liability claims involving the Company’s line of hernia repair devices (collectively, the “Hernia Product Claims”). The majority of those claims are currently pending in a coordinated proceeding in Rhode Island State Court (“RI”) and in a federal multi-district litigation (“MDL”) established in the Southern District of Ohio, but claims are also pending in other state and/or federal court jurisdictions. In addition, those claims include multiple putative class actions in Canada. Generally, the Hernia Product Claims seek damages for personal injury allegedly resulting from use of the products. From time to time, the Company engages in resolution discussions with plaintiffs’ law firms regarding certain of the Hernia Product Claims, but the Company also intends to vigorously defend Hernia Product Claims that do not settle, including through litigation. The outcome in any one trial is not representative of potential outcomes of all cases or claims related to the Company’s product liability matters.
•The first bellwether trial in the hernia MDL resulted in a complete defense verdict in favor of the Company in September 2021.
•The second hernia MDL bellwether resulted in a $255 thousand verdict in April 2022.
•The first bellwether trial in RI resulted in a $4.8 million verdict in August 2022, which the Company plans to appeal.
Trials are currently scheduled in state and/or federal courts, including additional bellwether trials in the MDL in October 2023 and January 2024. The Company also expects additional trials of Hernia Product Claims to take place over the next 12 months in RI, including trials in September 2023 and October 2023.
The Company also continues to be a defendant in certain other mass tort litigation. As of March 31, 2023, the Company is defending product liability claims involving the Company’s line of pelvic mesh products, the majority of which are pending in various federal court jurisdictions and in a coordinated proceeding in New Jersey Superior Court. Also, as of March 31, 2023, the Company is defending product liability claims involving the Company’s line of inferior vena cava (“IVC”) filter products. The majority of those claims are pending in various federal court jurisdictions after having been remanded from the MDL in the United States District Court for the District of Arizona.
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
In May 2017, the Company was sued by a competitor in the Northern District of New York, alleging antitrust violations related to certain aspects of the Company’s medical delivery solutions business in a case captioned AngioDynamics, Inc. v. C. R. Bard, Inc. et al., Civ. No. 1:17-CV-0598. Trial began on September 19, 2022, resulting in a complete defense verdict for the Company on October 6, 2022, from which AngioDynamics filed a notice of appeal. AngioDynamics withdrew its appeal and on February 17, 2023, the Second Circuit Court of Appeals entered an order dismissing the appeal, which preserved the trial victory and closed the case.
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
In September 2021, the Company received a CID related to an inquiry initiated by the Northern District of Georgia in 2018. The requests concern sales and marketing practices with respect to certain aspects of the Company’s urology business. The government has made requests for documents and has interviewed employees. The inquiry is ongoing and the Company is cooperating with the government and responding to its requests. The Company and the government have agreed to mediation in an effort to resolve this dispute.
In April 2023, the Department of Justice served the Company with a CID seeking information regarding the Company’s GenesisTM container products in connection with an investigation of possible violations of the False Claims Act. The government has made requests for documents and the Company is cooperating with the government and responding to its requests.
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
The Company was sued in state and federal courts in Georgia by plaintiffs who work or reside near Company facilities in Covington, GA, where ethylene oxide (“EtO”) sterilization activities take place. The federal cases have been dismissed and refiled in state court. The plaintiffs in the cases seek compensatory and punitive damages. Pursuant to Georgia statute, punitive damages in these cases are generally capped at $250,000 per claimant. The cases allege a variety of injuries, including but not limited to multiple types of cancer, allegedly attributable to exposure to EtO. The Company does not believe these cases are appropriate for class action treatment and they have not been filed as such. The Company currently has approximately 220 of such suits involving approximately 320 plaintiffs; approximately 45 of the cases also allege injury caused by exposure to a chemical of another defendant entirely unrelated to the Company. Three trial dates have been set in 2024. The Company has meritorious defenses and intends to defend itself vigorously and believes that future claims would generally face statute of limitations hurdles.
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
The Company considers the following information when estimating its product liability accruals, including, but not limited to: the nature, quantity, and quality of unfiled and filed claims; the continued rate of claims being filed in certain product liability matters; the status of certain settlement discussions with plaintiffs’ counsel; the allegations and documentation supporting or refuting such allegations; publicly available information regarding similar medical device mass tort settlements; historical information regarding other product liability settlements involving the Company; and the stage of litigation. Because the information that is currently available regarding product liability matters is often limited, there is inherent uncertainty and volatility relating to the Company’s estimate of product liability. As additional information becomes available, the Company records adjustments to its product liability accruals as required.
Accruals for the Company's product liability claims which are discussed above, as well as the related legal defense costs, amounted to approximately $1.9 billion and $2.1 billion on March 31, 2023 and September 30, 2022, respectively. These accruals, which are generally long-term in nature, are largely recorded within Deferred Income Taxes and Other Liabilities on the Company's condensed consolidated balance sheets.
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
The Company's gross revenues are subject to a variety of deductions which are recorded in the same period that the underlying revenues are recognized. Such variable consideration includes rebates, sales discounts and sales returns. The Company’s rebate liability at March 31, 2023 and September 30, 2022 was $541 million and $525 million, respectively. The impact of other forms of variable consideration, including sales discounts and sales returns, is not material to the Company's revenues.
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
Remaining Performance Obligations
The Company's obligations relative to service contracts and pending installations of equipment, primarily in the Company's Medication Management Solutions unit, represent unsatisfied performance obligations of the Company. The revenues under existing contracts with original expected durations of more than one year, which are attributable to products and/or services that have not yet been installed or provided are estimated to be approximately $2.5 billion at March 31, 2023. The Company expects to recognize the majority of this revenue over the next three years.
Within the Company's Medication Management Solutions, Medication Delivery Solutions, Integrated Diagnostic Solutions, and Biosciences units, some contracts also contain minimum purchase commitments of reagents or other consumables, and the future sales of these consumables represent additional unsatisfied performance obligations of the Company. The revenue attributable to the unsatisfied minimum purchase commitment-related performance obligations, for contracts with original expected durations of more than one year, is estimated to be approximately $2.2 billion at March 31, 2023. This revenue will be recognized over the customer relationship periods.
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

	Three Months Ended March 31,
(Millions of dollars)	2023			2022
	United States	International	Total	United States	International	Total
Medical
Medication Delivery Solutions (a)	$616	$454	$1,070	$590	$460	$1,049
Medication Management Solutions	550	173	723	461	143	604
Pharmaceutical Systems (a)	173	394	567	125	375	501
Total segment revenues	$1,339	$1,022	$2,360	$1,176	$978	$2,154

Life Sciences
Integrated Diagnostic Solutions	$422	$466	$888	$618	$532	$1,150
Biosciences	159	228	386	129	206	335
Total segment revenues	$581	$694	$1,275	$747	$738	$1,485

Interventional
Surgery	$295	$86	$381	$268	$72	$340
Peripheral Intervention	256	213	468	240	210	450
Urology and Critical Care	263	74	336	239	82	320
Total segment revenues	$813	$373	$1,186	$746	$364	$1,111

Total revenues from continuing operations	$2,733	$2,088	$4,821	$2,669	$2,081	$4,750
(a)Certain prior-period amounts were recast to reflect former intercompany transactions with Embecta.

	Six Months Ended March 31,
(Millions of dollars)	2023			2022
	United States	International	Total	United States	International	Total
Medical
Medication Delivery Solutions (a)	$1,235	$873	$2,109	$1,210	$936	$2,146
Medication Management Solutions	1,114	316	1,430	945	286	1,231
Pharmaceutical Systems (a)	292	684	976	228	669	897
Total segment revenues	$2,642	$1,873	$4,515	$2,383	$1,892	$4,274

Life Sciences
Integrated Diagnostic Solutions	$930	$911	$1,841	$1,232	$1,062	$2,295
Biosciences	296	440	736	258	416	674
Total segment revenues	$1,226	$1,351	$2,577	$1,490	$1,478	$2,968

Interventional
Surgery	$582	$162	$744	$549	$152	$701
Peripheral Intervention	492	410	902	457	407	863
Urology and Critical Care	522	148	670	492	168	661
Total segment revenues	$1,595	$720	$2,315	$1,498	$727	$2,225

Total Company revenues from continuing operations	$5,462	$3,944	$9,407	$5,372	$4,096	$9,468
(a)Certain prior-period amounts were recast to reflect former intercompany transactions with Embecta.
Segment income for the three and six-month periods was as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
(Millions of dollars)	2023	2022	2023	2022
Income from Continuing Operations Before Income Taxes
Medical (a)	$641	$476	$1,195	$1,048
Life Sciences	394	475	827	1,009
Interventional	297	280	598	544
Total Segment Operating Income	1,333	1,231	2,621	2,602
Acquisition-related integration and restructuring expense	(62)	(28)	(106)	(62)
Net interest expense	(108)	(95)	(204)	(191)
Other unallocated items (b)	(635)	(665)	(1,301)	(1,307)
Total Income from Continuing Operations Before Income Taxes	$529	$442	$1,009	$1,041
(a)The amounts for the three and six months ended March 31, 2022 include a charge of $54 million recorded to Cost of products sold to write down the carrying value of certain fixed assets in the Pharmaceutical Systems unit, as well as a charge of $35 million to adjust estimated future product remediation costs.
(b)Primarily comprised of foreign exchange, certain general and administrative expenses and share-based compensation expense.

Note 8 – Benefit Plans
The Company has defined benefit pension plans covering certain employees in the United States and certain international locations. The measurement date used for these plans is September 30.
Net pension cost included the following components for the three and six-month periods:

	Three Months Ended March 31,		Six Months Ended March 31,
(Millions of dollars)	2023	2022	2023	2022
Service cost	$22	$34	$46	$69
Interest cost	32	19	67	38
Expected return on plan assets	(35)	(46)	(73)	(94)
Amortization of prior service credit	(2)	(4)	(3)	(8)
Amortization of loss	15	15	32	31
Settlements	1	1	1	6
Net pension cost	$34	$18	$70	$42
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
Note 9 – Business Restructuring Charges
The Company incurred restructuring costs during the six months ended March 31, 2023, primarily in connection with the Company's simplification and other cost saving initiatives, which were recorded within Acquisition-related integration and restructuring expense. These simplification and other costs saving initiatives are focused on reducing complexity, enhancing product quality, refining customer experience, and improving cost efficiency across all of the Company’s segments.
Restructuring liability activity for the six months ended March 31, 2023 was as follows:

(Millions of dollars)	Employee Termination	Other (a)	Total
Balance at September 30, 2022	$24	$11	$35
Charged to expense	10	49	59
Cash payments	(14)	(46)	(60)
Non-cash settlements	—	(11)	(11)
Balance at March 31, 2023	$20	$3	$23
(a)    Expense primarily relates to other costs associated with the execution of the Company’s cost efficiency and restructuring programs, such as incremental project management costs and asset write-offs.

Note 10 – Intangible Assets
Intangible assets consisted of:

	March 31, 2023			September 30, 2022
(Millions of dollars)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets
Developed technology	$15,140	$(6,530)	$8,610	$15,087	$(5,979)	$9,108
Customer relationships	4,859	(2,347)	2,512	4,853	(2,170)	2,683
Patents, trademarks and other	1,113	(604)	509	1,046	(574)	473
Amortized intangible assets	$21,113	$(9,481)	$11,632	$20,987	$(8,723)	$12,264
Unamortized intangible assets
Acquired in-process research and development	$44			$44
Trademarks	2			2
Unamortized intangible assets	$46			$46
Intangible amortization expense for the three months ended March 31, 2023 and 2022 was $366 million and $352 million, respectively. Intangible amortization expense for the six months ended March 31, 2023 and 2022 was $731 million and $707 million, respectively.
The following is a reconciliation of goodwill by business segment:

(Millions of dollars)	Medical	Life Sciences	Interventional	Total
Goodwill as of September 30, 2022	$10,909	$888	$12,824	$24,621
Purchase price allocation adjustments	3	—	—	3
Currency translation	56	12	89	156
Goodwill as of March 31, 2023	$10,968	$899	$12,913	$24,780

Note 11 – Derivative Instruments and Hedging Activities
The Company uses derivative instruments to mitigate certain exposures. The Company does not enter into derivative financial instruments for trading or speculative purposes. The effects these derivative instruments and hedged items had on the Company’s balance sheets and the fair values of the derivatives outstanding at March 31, 2023 and September 30, 2022 were not material. The effects on the Company’s financial performance and cash flows are provided below.
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

The notional amounts of the Company’s foreign currency-related derivative instruments as of March 31, 2023 and September 30, 2022 were as follows:

(Millions of dollars)	Hedge Designation	March 31, 2023	September 30, 2022
Foreign exchange contracts (a)	Undesignated	$1,617	$2,766
Foreign currency-denominated debt (b)	Net investment hedges	1,831	2,140
Cross-currency swaps (c)	Net investment hedges	2,119	910
(a)Represent hedges of transactional foreign exchange exposures resulting primarily from intercompany payables and receivables. Gains and losses on these instruments are recognized immediately in income. These gains and losses are largely offset by gains and losses on the underlying hedged items, as well as the hedging costs associated with the derivative instruments. Net amounts recognized in Other income (expense), net, during the three and six months ended March 31, 2023 and 2022 were immaterial to the Company's consolidated financial results.
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
Net (losses) gains recorded to Accumulated other comprehensive income (loss) relating to the Company's net investment hedges for the three and six-month periods were as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
(Millions of dollars)	2023	2022	2023	2022
Foreign currency-denominated debt	$(22)	$45	$(164)	$94
Cross-currency swaps (a)	(21)	16	$(101)	$46
(a)    The amounts for the three and six months ended March 31, 2023 include a gain, net of tax, of $13 million recognized on terminated cross-currency swaps.
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
Changes in the fair value of the interest rate swaps designated as cash flow hedges (i.e., hedging the exposure to variability in expected future cash flows that is attributable to a particular risk) are recorded in Other comprehensive income (loss). If interest rate derivatives designated as cash flow hedges are terminated, the balance in Accumulated other comprehensive income (loss) attributable to those derivatives is reclassified into earnings, within Interest expense, over the remaining life of the hedged debt. The amounts reclassified from accumulated other comprehensive income relating to cash flow hedges during the three and six months ended March 31, 2023 and 2022, as well as the amounts expected to be reclassified within the next 12 months, are not material to the Company's consolidated financial results.
Net after-tax gains (losses) recorded in Other comprehensive income relating to interest rate cash flow hedges during the three and six months ended March 31, 2023 were immaterial to the Company’s consolidated financial results and were $43 million and $39 million during the three and six months ended March 31, 2022, respectively.
For interest rate swaps designated as fair value hedges (i.e., hedges against the exposure to changes in the fair value of an asset or a liability or an identified portion thereof that is attributable to a particular risk), changes in the fair value of the interest rate swaps offset changes in the fair value of the fixed rate debt due to changes in market interest rates. Amounts recorded during the three and six months ended March 31, 2023 and 2022 were immaterial to the Company's consolidated financial results.

The notional amounts of the Company’s interest rate-related derivative instruments as of March 31, 2023 and September 30, 2022 were as follows:

(Millions of dollars)	Hedge Designation	March 31, 2023	September 30, 2022
Interest rate swaps (a)	Fair value hedges	$700	$700
Forward starting interest rate swaps (b)	Cash flow hedges	500	500
(a)Represents fixed-to-floating interest rate swap agreements the Company entered into to convert the interest payments on certain long-term notes from the fixed rate to a floating interest rate based on LIBOR.
(b)Represents interest rate derivatives entered into to mitigate exposure to interest rate risk related to future debt issuances.
Other Risk Exposures
The Company purchases resins, which are oil-based components used in the manufacture of certain products. Significant increases in world oil prices that lead to increases in resin purchase costs could impact future operating results. From time to time, the Company has managed price risks associated with these commodity purchases through commodity derivative forward contracts. The Company's commodity derivative forward contracts at March 31, 2023 and September 30, 2022 were immaterial to the Company's consolidated financial results.

Note 12 – Financial Instruments and Fair Value Measurements
The following reconciles cash and equivalents and restricted cash reported within the Company's condensed consolidated balance sheets at March 31, 2023 and September 30, 2022 to the total of these amounts shown on the Company's condensed consolidated statements of cash flows:

(Millions of dollars)	March 31, 2023	September 30, 2022
Cash and equivalents	$1,981	$1,006
Restricted cash	87	153
Cash and equivalents and restricted cash	$2,068	$1,159
Cash equivalents consist of all highly liquid investments with a maturity of three months or less at time of purchase. Restricted cash consists of cash restricted from withdrawal and usage except for certain product liability matters.
The fair values of the Company’s financial instruments are as follows:

(Millions of dollars)	Basis of fair value measurement	March 31, 2023	September 30, 2022
Institutional money market accounts (a)	Level 1	$50	$1
Current portion of long-term debt (b)	Level 2	1,609	1,927
Long-term debt (b)	Level 2	14,676	12,119
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
Nonrecurring Fair Value Measurements
In the second quarter of fiscal year 2022, the Company recorded a noncash asset impairment charge of $54 million to Cost of products sold in the Medical segment. The amount recognized was recorded to adjust the carrying amount of assets to the assets' fair values, which was estimated, based upon a market participant's perspective, using Level 3 inputs, including values estimated using the income approach.

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

	Three Months Ended March 31,		Six Months Ended March 31,
(Millions of dollars)	2023	2022	2023	2022
Trade receivables transferred to third parties under factoring arrangements	$750	$292	$1,490	$434

	March 31, 2023	September 30, 2022
Amounts yet to be collected and remitted to the third parties	$359	$323

Note 13 – Debt
In February 2023, the Company issued $800 million of 4.693% notes due February 13, 2028. Also in February 2023, Becton Dickinson Euro Finance S.à r.l., a private limited liability company (société à responsabilité limitée), which is an indirect, wholly-owned finance subsidiary of the Company, issued €800 million ($868 million) of 3.553% Euro-denominated notes due September 13, 2029 (the “BD Finance Notes”). The BD Finance Notes are fully and unconditionally guaranteed on a senior unsecured basis by the Company. No other of the Company's subsidiaries provide any guarantees with respect to the BD Finance Notes. The indenture covenants included a limitation on liens and a restriction on sale and leasebacks, change of control and consolidation, merger and sale of assets covenants. These covenants are subject to a number of exceptions, limitations and qualifications. The indenture does not restrict the Company, Becton Dickinson Euro Finance S.à r.l., or any other of the Company's subsidiaries from incurring additional debt or other liabilities, including additional senior debt. Additionally, the indenture does not restrict Becton Dickinson Euro Finance S.à r.l. and the Company from granting security interests over its assets.

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
BD’s Spin-Off of Diabetes Care
On April 1, 2022, BD completed the separation and distribution of Embecta Corp. (“Embecta”), formerly BD's Diabetes Care business, into a separate, publicly-traded company. The historical results of the Diabetes Care business (previously included in BD’s Medical segment), as well as interest expense related to indebtedness incurred by Embecta prior to the spin-off date, have been reflected as discontinued operations in our condensed consolidated financial statements for the three and six months ended March 31, 2022. Additional disclosures regarding our spin-off of the Diabetes Care business are provided in Note 2 in the Notes to Condensed Consolidated Financial Statements.
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
Our operations, supply chain and suppliers are exposed to various global macroeconomic factors. The factors which were most impactful to our results in the second quarter of fiscal year 2023 included the following:
•Inflation, which has continued to drive higher costs of raw materials, electronic components, labor, energy, and logistical services. We expect inflation to persist throughout our fiscal year 2023. However, we are experiencing improvements for certain raw material and logistics costs.
•The availability of energy sources in certain markets, as well as the availability of certain raw materials and electronic components on a global basis. There is also a limited supply of skilled labor in certain markets which continues to drive higher overall labor costs, as noted above.
•Logistics capacity constraints continue to ease compared to our fiscal year 2022; however, lead times remain elevated globally. Also, more frequent extreme weather events continue to impact global supply chain conditions.
Certain COVID-19 pandemic-related impacts were experienced by our businesses in the prior-year period, as discussed in greater detail below. The pandemic has changed the ways healthcare services are delivered due to budget constraints and staffing shortages, particularly shortages of nursing staff. Current healthcare delivery has transitioned more care from acute to non-acute settings and has increased focus on chronic disease management; this transition may place additional financial pressure on hospitals and the broader healthcare system. Healthcare institutions may take actions to mitigate any persistent pressures on their budgets and such actions could impact the future demand for our products and services. Additionally, a worsening of staffing shortages within healthcare systems may affect the prioritization of healthcare services, which could also impact the demand for certain of our products.
Certain geopolitical conditions, including the conflict between Russia and Ukraine, have contributed to the macroeconomic conditions discussed above. This conflict has not materially impacted our results of operations to date; however, the continuation of the Russia-Ukraine military conflict and/or an escalation of the conflict beyond its current scope may further weaken the global economy and could result in additional inflationary pressures and supply chain constraints, including the unavailability and cost of energy.
We have been mitigating the impacts of the macroeconomic factors discussed above through various strategies which leverage our procurement, logistics and manufacturing capabilities. However, there can be no assurance that we will be able to effectively mitigate these pressures in future periods and an inability to offset these pressures through our strategies, at least in part, could adversely impact our results of operations. Due to the significant uncertainty that exists relative to the duration and overall impact of the macroeconomic factors discussed above, our future operating performance, particularly in the short-term, may be subject to volatility. The impacts of macroeconomic conditions on our business, results of operations, financial condition and cash flows are dependent on certain factors, including those discussed in Part I, Item 1A. Risk Factors of our 2022 Annual Report on Form 10-K (the “2022 Annual Report”).
Overview of Financial Results and Financial Condition
For the three months ended March 31, 2023, worldwide revenues of $4.821 billion increased 1.5% from the prior-year period. This increase reflected the following impacts:

Increase (decrease) in current-period revenues
Volume/other	4.4%
Period-over-period decline in revenues related to COVID-19-only testing	(4.2)%
Pricing	3.9%
Foreign currency translation	(2.6)%
Increase in revenues from the prior-year period	1.5%

See the “Results of Continuing Operations” section below for further discussion of our segments’ second quarter fiscal year 2023 results. Our second quarter fiscal year 2023 revenues reflected sales related to COVID-19-only diagnostic testing on the BD VeritorTM Plus and BD MaxTM Systems of $16 million, compared with revenues from such testing products in the prior-year period of $214 million.
Cash flows from continuing operating activities were $584 million in the first six months of fiscal year 2023. At March 31, 2023, we had $2.074 billion in cash and equivalents and short-term investments, including restricted cash. We continued to return value to our shareholders in the form of dividends. During the first six months of fiscal year 2023, we paid cash dividends of $563 million, including $517 million paid to common shareholders and $45 million paid to preferred shareholders.
Each reporting period, we face currency exposure that arises from translating the results of our worldwide operations to the U.S. dollar at exchange rates that fluctuate from the beginning of such period. A stronger U.S. dollar, compared to the prior-year period, resulted in an unfavorable foreign currency translation impact to our revenues and earnings during the second quarter of fiscal year 2023. We evaluate our results of operations on both a reported and a foreign currency-neutral basis, which excludes the impact of fluctuations in foreign currency exchange rates. As exchange rates are an important factor in understanding period-to-period comparisons, we believe the presentation of results on a foreign currency-neutral basis in addition to reported results helps improve investors’ ability to understand our operating results and evaluate our performance in comparison to prior periods. Foreign currency-neutral ("FXN") information compares results between periods as if exchange rates had remained constant period-over-period. We use results on a foreign currency-neutral basis as one measure to evaluate our performance. We calculate foreign currency-neutral percentages by converting our current-period local currency financial results using the prior-period foreign currency exchange rates and comparing these adjusted amounts to our current-period results. These results should be considered in addition to, not as a substitute for, results reported in accordance with U.S. generally accepted accounting principles ("GAAP"). Results on a foreign currency-neutral basis, as we present them, may not be comparable to similarly titled measures used by other companies and are not measures of performance presented in accordance with U.S. GAAP.

Results of Continuing Operations
Medical Segment
The following summarizes second quarter Medical revenues by organizational unit:

	Three months ended March 31,
(Millions of dollars)	2023	2022	Total Change	Estimated FX Impact	FXN Change
Medication Delivery Solutions (a)	$1,070	$1,049	1.9%	(2.7)%	4.6%
Medication Management Solutions	723	604	19.8%	(1.7)%	21.5%
Pharmaceutical Systems (a)	567	501	13.3%	(3.6)%	16.9%
Total Medical Revenues	$2,360	$2,154	9.6%	(2.6)%	12.2%
(a)Prior-period amounts were recast to reflect former intercompany transactions with Embecta.
The Medical segment’s revenue growth in the second quarter of 2023 primarily reflected the following:
•Strong global sales of catheters and vascular care products in the Medication Delivery Solutions unit, partially offset by strategically planned product discontinuations and an unfavorable comparison to the prior-year period, which benefited from stronger demand for syringes used in COVID-19 vaccination efforts.
•Strong performance of the Medication Management Solutions unit’s pharmacy automation portfolio, including Parata Systems, which we acquired in fiscal year 2022, and our BD Rowa™ technologies, as well as double-digit growth in sales of dispensing systems. Revenue growth attributable to the unit’s recent acquisitions was approximately 12.6% in the second quarter of 2023.
•Continued strong demand for the Pharmaceutical Systems unit’s prefillable solutions in high-growth markets such as biologic drugs and vaccine categories.

	Six months ended March 31,
(Millions of dollars)	2023	2022	Total Change	Estimated FX Impact	FXN Change
Total Medical Revenues	$4,515	$4,274	5.6%	(3.6)%	9.2%

Medical segment income for the three and six-month periods is provided below.

	Three months ended March 31,		Six months ended March 31,
(Millions of dollars)	2023	2022	2023	2022
Medical segment income	$641	$476	$1,195	$1,048

Segment income as % of Medical revenues	27.2%	22.1%	26.5%	24.5%
The Medical segment's higher income as a percentage of revenues in the second quarter of 2023 compared with the second quarter of 2022 reflected the following:
•Higher gross profit margin in the second quarter of 2023 compared with the second quarter of 2022, which primarily reflected:
◦A favorable comparison to the prior-year period, which included a noncash asset impairment charge of $54 million and a charge of $35 million to adjust estimated future product remediation costs.
◦Favorable impacts due to lower manufacturing costs resulting from continuous improvement projects, which enhanced the efficiency of our operations, and pricing.
◦Unfavorable impacts of higher raw material, labor and freight costs, as well as unfavorable foreign currency translation and product mix.
•Lower selling and administrative expense as a percentage of revenues in the second quarter of 2023 compared with the second quarter of 2022 primarily reflected lower shipping and selling costs.
•Lower research and development expense as a percentage of revenues in the second quarter of 2023 compared with the second quarter of 2022 due to the timing of project spending.

Life Sciences Segment
The following summarizes second quarter Life Sciences revenues by organizational unit:

	Three months ended March 31,
(Millions of dollars)	2023	2022	Total Change	Estimated FX Impact	FXN Change
Integrated Diagnostic Solutions	$888	$1,150	(22.7)%	(2.4)%	(20.3)%
Biosciences	386	335	15.3%	(3.4)%	18.7%
Total Life Sciences Revenues	$1,275	$1,485	(14.2)%	(2.7)%	(11.5)%
As previously discussed above, the Integrated Diagnostic Solutions unit’s revenues related to COVID-19-only diagnostic testing on the BD VeritorTM Plus and BD MaxTM Systems in the second quarter of 2023 were $16 million compared with revenues of $214 million in the prior-year period. The Life Sciences segment’s revenues in the second quarter of 2023 also reflected the following:
•An unfavorable comparison in the Integrated Diagnostic Solutions unit to the prior-year period which benefited from a stronger respiratory illness season, partially offset by growth driven by the unit’s installations of BD KiestraTM lab automation systems, strong demand for our specimen management products, and continued leverage of the unit’s larger installed base of BD MAXTM instruments.
•Strong demand for the Biosciences unit’s research reagents and the unit’s flow cytometry instruments, including the unit’s recently launched BD FACSymphonyTM cell analyzers.

	Six months ended March 31,
(Millions of dollars)	2023	2022	Total Change	Estimated FX Impact	FXN Change
Total Life Sciences Revenues	$2,577	$2,968	(13.2)%	(3.8)%	(9.4)%

Life Sciences segment income for the three and six-month periods is provided below.

	Three months ended March 31,		Six months ended March 31,
(Millions of dollars)	2023	2022	2023	2022
Life Sciences segment income	$394	$475	$827	$1,009

Segment income as % of Life Sciences revenues	30.9%	32.0%	32.1%	34.0%

The Life Sciences segment's lower income as a percentage of revenues in the second quarter of 2023 compared with the second quarter of 2022 primarily reflected the following:
•Gross profit margin in the second quarter of 2023 was flat compared with the second quarter of 2022, which primarily reflected favorable impacts from price and continuous improvement projects, offset by the current-period decline in revenues attributable to higher-margin testing solutions, as further discussed above, as well as higher raw material, labor and freight costs.
•Lower selling and administrative expense as a percentage of revenues in the second quarter of 2023 compared with the second quarter of 2022 primarily reflected lower administrative costs.
•Higher research and development expense, as percentages of revenues in the second quarter of 2023 compared with the second quarter of 2022, which primarily reflected the current-period decline in revenues attributable to testing solutions and the timing of project spending.

Interventional Segment
The following summarizes second quarter Interventional revenues by organizational unit:

	Three months ended March 31,
(Millions of dollars)	2023	2022	Total Change	Estimated FX Impact	FXN Change
Surgery	$381	$340	12.0%	(1.7)%	13.7%
Peripheral Intervention	468	450	4.1%	(3.4)%	7.5%
Urology and Critical Care	336	320	5.0%	(2.1)%	7.1%
Total Interventional Revenues	$1,186	$1,111	6.8%	(2.5)%	9.3%
The Interventional segment’s revenue growth in the second quarter of 2023 primarily reflected the following:
•Double-digit growth in sales of the Surgery unit’s advanced repair and reconstruction platforms and biosurgery products, as well as a favorable comparison to the prior-year period, which was unfavorably impacted by pandemic-related deferrals of elective medical procedures.
•The relaunch of the Peripheral Intervention unit’s VenovoTM system, global market penetration of the RotarexTM system, and strong growth in Oncology within the United States and Greater Asia that was aided by a favorable comparison to the prior-year period, which was unfavorably impacted by supplier-driven backlogs.
•Continued strong demand for the Urology and Critical Care unit’s PureWickTM offerings in the acute and alternative care settings, aided by the recent launch of PureWick™ Male, as well as strong growth in sales of endourology products, which reflected improvement in supplier-driven backlogs compared with the prior-year period.

	Six months ended March 31,
(Millions of dollars)	2023	2022	Total Change	Estimated FX Impact	FXN Change
Total Interventional Revenues	$2,315	$2,225	4.0%	(3.4)%	7.4%

Interventional segment income for the three and six-month periods is provided below.

	Three months ended March 31,		Six months ended March 31,
(Millions of dollars)	2023	2022	2023	2022
Interventional segment income	$297	$280	$598	$544

Segment income as % of Interventional revenues	25.1%	25.2%	25.8%	24.5%

The Interventional segment's income as a percentage of revenues in the second quarter of 2023 was relatively flat compared with the second quarter of 2022, which reflected the following:
•Lower gross profit margin in the second quarter of 2023 compared with the second quarter of 2022, which primarily reflected:
◦Unfavorable foreign currency translation, as well as higher raw material, labor and freight costs.
◦Favorable impacts from price, continuous improvement projects, and a comparison to the prior-year period, which was unfavorably impacted by certain purchase accounting adjustments.
•Lower selling and administrative expense, as well as research and development expense, as percentages of revenues in the second quarter of 2023 compared with the second quarter of 2022, which primarily reflected revenue growth that outpaced spending.

Geographic Revenues
BD’s worldwide second quarter revenues by geography were as follows:

	Three months ended March 31,
(Millions of dollars)	2023	2022	Total Change	Estimated FX Impact	FXN Change
United States	$2,733	$2,669	2.4%	—%	2.4%
International	2,088	2,081	0.4%	(5.9)%	6.3%
Total Revenues	$4,821	$4,750	1.5%	(2.6)%	4.1%

U.S. revenue growth in the second quarter of 2023 was particularly driven by strong sales in the Medical segment’s Medication Management Solutions and Pharmaceutical Systems units, as well as by strong sales in the Life Sciences segment’s Biosciences unit and the Interventional segment’s Surgery unit. Second quarter U.S. revenues were unfavorably impacted by a decline in COVID-19-only diagnostic testing sales compared with the prior-year period, as discussed further above.
International revenue growth in the second quarter of 2023 was particularly driven by strong sales in all three of the Medical segment’s units, as well as by strong sales in the Life Sciences segment’s Biosciences unit. Second quarter International revenues were unfavorably impacted by a decline in COVID-19-only diagnostic testing sales compared with the prior-year period, as discussed further above.
Emerging market revenues were as follows and primarily reflected growth in China and the Middle East and Africa:

	Three months ended March 31,
(Millions of dollars)	2023	2022	Total Change	Estimated FX Impact	FXN Change
Emerging markets	$734	$704	4.2%	(4.5)%	8.7%
Specified Items
Reflected in the financial results for the three and six-month periods of fiscal years 2023 and 2022 were the following specified items:

	Three months ended March 31,		Six months ended March 31,
(Millions of dollars)	2023	2022	2023	2022
Integration costs (a)	$29	$11	$47	$28
Restructuring costs (a)	33	17	59	34
Separation-related items (b)	3	—	9	—
Purchase accounting adjustments (c)	347	356	709	720
European regulatory initiative-related costs (d)	37	35	70	66
Product, litigation, and other items (e)	—	109	4	131
Total specified items	449	528	898	979
Less: tax impact of specified items	70	96	155	182
After-tax impact of specified items	$379	$432	$743	$797
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
(e)Includes certain (income) expense items which are not part of ordinary operations and affect the comparability of the periods presented. Such items may include certain product remediation costs, certain product liability and legal defense costs, certain investment gains and losses, and certain asset impairment charges. The amounts in 2022 largely represented a noncash asset impairment charge of $54 million and a charge of $35 million to adjust estimated future product remediation costs, which were both recorded to Cost of products sold.

Gross Profit Margin
Gross profit margin for the three and six-month periods of fiscal year 2023 compared with the prior-year periods in fiscal year 2022 reflected the following impacts:

	Three-month period	Six-month period
March 31, 2022 gross profit margin %	44.5%	45.8%
Impact of purchase accounting adjustments and other specified items	1.9%	0.9%
Operating performance	1.0%	(0.2)%
Foreign currency translation	(1.0)%	(0.1)%
March 31, 2023 gross profit margin %	46.4%	46.4%
The impacts of other specified items on gross profit margin in the three and six-month periods of 2023 reflected a favorable comparison to the prior-year periods, which were impacted by a noncash asset impairment charge of $54 million and a charge of $35 million to adjust estimated future product remediation costs. These charges were recorded in the Medical segment.
Operating performance in the three-month period of 2023 primarily reflected favorable impacts of lower manufacturing costs resulting from our ongoing continuous improvement projects and pricing, partially offset by higher raw material, labor and freight costs. Operating performance in the six-month period of 2023 reflected higher raw material, labor and freight costs, partially offset by favorable impacts of lower manufacturing costs resulting from our ongoing continuous improvement projects and pricing.
Operating Expenses
A summary of operating expenses for the three and six-month periods of fiscal years 2023 and 2022 is as follows:

	Three months ended March 31,		Increase (decrease) in basis points	Six months ended March 31,		Increase (decrease) in basis points
	2023	2022		2023	2022
(Millions of dollars)
Selling and administrative expense	$1,205	$1,192		$2,392	$2,378
% of revenues	25.0%	25.1%	(10)	25.4%	25.1%	30

Research and development expense	$337	$327		$651	$641
% of revenues	7.0%	6.9%	10	6.9%	6.8%	10

Acquisition-related integration and restructuring expense	$62	$28		$106	$62

Other operating expense (income), net	$4	$—		$7	$(4)
Selling and administrative expense
Lower selling and administrative expense as a percentage of revenues in the three-month period of 2023 compared with the prior-year period primarily reflected higher revenues in the current period and favorable foreign currency translation, partially offset by higher selling costs and an increase in our deferred compensation plan liability due to market performance. Higher selling and administrative expense as a percentage of revenues in the six-month period of 2023 compared with the prior-year period primarily reflected higher selling and shipping costs in the current-year period, as well as an increase in our deferred compensation plan liability due to market performance, partially offset by favorable foreign currency translation.
Research and development expense
Research and development expense as a percentage of revenues in the three and six-month periods of 2023 was relatively flat compared with the prior-year period, which primarily reflected the timing of project spending.
Acquisition-related integration and restructuring expense
Acquisition-related integration and restructuring expense in the three and six-month periods of 2023 and 2022 included restructuring costs related to simplification and other cost saving initiatives, as well as system integration costs. For further disclosures regarding restructuring costs, refer to Note 9 in the Notes to Condensed Consolidated Financial Statements.
Nonoperating Income
Net interest expense
The components for the three and six-month periods of fiscal years 2023 and 2022 were as follows:

	Three months ended March 31,		Six months ended March 31,
(Millions of dollars)	2023	2022	2023	2022
Interest expense	$(118)	$(97)	$(220)	$(195)
Interest income	10	2	16	4
Net interest expense	$(108)	$(95)	$(204)	$(191)

Higher interest expense for the three and six-month periods of fiscal year 2023 compared with the prior-year periods was largely attributable to the level of commercial paper borrowings outstanding in the current-year periods and to higher overall interest rates on debt outstanding. Additional disclosures regarding debt issuances in the current-year period are provided in Note 13 in the Notes to Condensed Consolidated Financial Statements.
Income Taxes
The income tax rates for continuing operations for the three and six-month periods of fiscal years 2023 and 2022 are provided below.

	Three months ended March 31,		Six months ended March 31,
	2023	2022	2023	2022
Effective income tax rate for continuing operations	12.9%	11.8%	4.0%	8.0%

Impact, in basis points, from specified items	(120)	(350)	(620)	(520)

The effective income tax rate for the three-month period of fiscal year 2023 primarily reflected a tax impact from specified items that was less favorable compared with the benefit associated with specified items recognized in the prior-year period. The effective income tax rate for the six-month period of fiscal year 2023 compared with the prior-year period primarily reflected the impact of a remeasurement of deferred tax assets and liabilities upon the approval of a tax incentive, as well as a tax impact from specified items that was more favorable compared with the benefit associated with specified items recognized in the prior-year period.

Net Income and Diluted Earnings per Share from Continuing Operations
Net income and diluted earnings per share from continuing operations for the three and six-month periods of fiscal years 2023 and 2022 were as follows:

	Three months ended March 31,		Six months ended March 31,
	2023	2022	2023	2022
Net Income from Continuing Operations (Millions of dollars)	$460	$390	$969	$958
Diluted Earnings per Share from Continuing Operations	$1.53	$1.28	$3.24	$3.18

Unfavorable impact-specified items	$(1.33)	$(1.50)	$(2.60)	$(2.77)
Unfavorable impact-foreign currency translation	$(0.22)		$(0.26)

Liquidity and Capital Resources
The following table summarizes our condensed consolidated statements of cash flows:

	Six months ended March 31,
(Millions of dollars)	2023	2022
Net cash provided by (used for) continuing operations
Operating activities	$584	$820
Investing activities	$(524)	$(979)
Financing activities	$835	$659

Net Cash Flows from Continuing Operating Activities
Cash flows from continuing operating activities in the first six months of fiscal year 2023 reflected net income, adjusted by a change in operating assets and liabilities that was a net use of cash. This net use of cash primarily reflected lower levels of accounts payable and accrued expenses, as well as higher levels of inventory and trade receivables.
Cash flows from continuing operating activities in the first six months of fiscal year 2022 reflected net income, adjusted by a change in operating assets and liabilities that was a net use of cash. This net use of cash primarily reflected lower levels of accounts payable and accrued expenses and higher levels of inventory and prepaid expenses, partially offset by lower levels of trade receivables. Cash flows from continuing operating activities in 2022 additionally reflected a discretionary cash contribution of $134 million to fund our pension obligation.
Net Cash Flows from Continuing Investing Activities
Our investments in capital expenditures are focused on projects that enhance our cost structure and manufacturing capabilities, as well as support our BD 2025 strategy for growth and simplification. Net outflows from continuing investing activities in the first six months of fiscal year 2023 included capital expenditure-related outflows of $389 million, compared with $405 million in the prior-year period. Net outflows from investing activities in the first six months of fiscal year 2022 also included cash payments of $450 million relating to various strategic acquisitions we executed as part of our growth strategy.

Net Cash Flows from Continuing Financing Activities
Net cash from continuing financing activities in the first six months of fiscal years 2023 and 2022 included the following significant cash flows:

	Six months ended March 31,
(Millions of dollars)	2023	2022
Cash inflow (outflow)
Change in short-term debt	$365	$—
Proceeds from long-term debt	$1,662	$—
Distribution from Embecta	$—	$1,266
Payments of debt	$(529)	$(2)
Dividends paid	$(563)	$(541)
Additional disclosures regarding debt issuances are provided in Note 13 in the Notes to Condensed Consolidated Financial Statements.
Certain measures relating to our total debt were as follows:

(Millions of dollars)	March 31, 2023	September 30, 2022
Total debt	$18,223	$16,065

Weighted average cost of total debt	2.9%	2.8%
Total debt as a percentage of total capital*	40.3%	37.3%
*    Represents shareholders’ equity, net non-current deferred income tax liabilities, and debt.
Cash and Short-Term Investments
At March 31, 2023, total worldwide cash and equivalents and short-term investments, including restricted cash, were approximately $2.074 billion. These assets were largely held in Europe and the United States. We regularly review the amount of cash and short-term investments held outside of the United States and our historical foreign earnings are used to fund foreign investments or meet foreign working capital and property, plant and equipment expenditure needs. To fund cash needs in the United States, we rely on ongoing cash flow from U.S. operations, access to capital markets and remittances from foreign subsidiaries of earnings that are not considered to be permanently reinvested.
Financing Facilities
We have a five-year senior unsecured revolving credit facility in place which will expire in September 2026. The credit facility, which was amended and restated in January 2023, provides borrowings of up to $2.750 billion, with separate sub-limits of $100 million and $194 million for letters of credit and swingline loans, respectively. The expiration date of the credit facility may be extended for up to two additional one year periods, subject to certain restrictions (including the consent of the lenders). The credit facility provides that we may, subject to additional commitments by lenders, request an additional $500 million of financing, for a maximum aggregate commitment under the credit facility of up to $3.250 billion. Proceeds from this facility may be used for general corporate purposes and Becton Dickinson Euro Finance S.à r.l., an indirect, wholly-owned finance subsidiary of the Company, is authorized as an additional borrower under the credit facility. There were no borrowings outstanding under the revolving credit facility at March 31, 2023.
The agreement for our revolving credit facility contains the following financial covenants. We were in compliance with these covenants, as applicable, as of March 31, 2023.
•We are required to have a leverage coverage ratio of no more than:
◦4.25-to-1 as of the last day of each fiscal quarter following the closing of the credit facility; or
◦4.75-to-1 for the four full fiscal quarters following the consummation of a material acquisition.
We may access commercial paper programs over the normal course of our business activities. In March 2023, we amended the agreement for our U.S. commercial paper program. The amendment provided, among other things, an increase of the maximum amount of unsecured borrowings available under the program to $2.750 billion. Also in March 2023, we entered into an agreement to establish a multicurrency euro commercial paper program. This multicurrency program allows for a maximum amount of unsecured borrowings that, when aggregated with the amount outstanding under the U.S. commercial paper program, will not exceed $2.750 billion at any time. Proceeds from these programs may be used for working capital purposes and general corporate purposes, which may include acquisitions, share repurchases and repayments of debt. We had $595 million of commercial paper borrowings outstanding as of March 31, 2023. We have additional informal lines of credit outside the United States. Also, over the normal course of our business activities, we transfer certain trade receivable assets to third parties under factoring agreements. Additional disclosures regarding sales of trade receivable assets are provided in Note 12 in the Notes to Condensed Consolidated Financial Statements.

Access to Capital and Credit Ratings
Our corporate credit ratings with Standard & Poor's Ratings Services (“S&P”), Moody’s Investors Service (“Moody’s) and Fitch Ratings (“Fitch”) at March 31, 2023 were unchanged compared with our ratings at September 30, 2022. S&P, Moody’s and Fitch assigned ratings of A-2, P-2 and F2, respectively, to the multicurrency euro commercial paper program we entered into in March 2023. These ratings were consistent with the ratings already assigned to our U.S. commercial paper program.
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
Ethylene Oxide/Consent Order — Covington, Georgia, USA
On October 28, 2019, BD entered into a consent order with the Environmental Protection Division of the Georgia Department of Natural Resources (the “EPD”), following the filing of a complaint and motion for temporary restraining order by the EPD seeking to enjoin BD from continuing sterilization operations at its Covington, Georgia facility. Under the terms of the consent order, which has been amended two times upon mutual agreement of BD and EPD, BD voluntarily agreed to a number of operational changes at its Covington and Madison, Georgia facilities, as well as at its distribution center in Covington, designed to further reduce ethylene oxide emissions, including but not limited to operating at a reduced capacity until successful implementation of fugitive emission control technology, ongoing ambient air monitoring and operational controls at such facilities. Following submission of data relating to the implementation of these operational changes, BD was permitted to return to normal operations in December 2021 at its facilities in Georgia in accordance with the operating conditions set forth in its permit applications, including a condition to continue ambient air monitoring. However, BD’s sterilization operations in Georgia remain subject to the EPD’s final approval of BD’s air permit applications and could be subject to additional restrictions. On February 22, 2023, EPD published draft air permits for the Covington and Madison facilities. The public comment period for these draft air permits closed on April 3, 2023. There is no regulatory or statutory time requirement for EPD to issue the final air permits. BD has business continuity plans in place to mitigate the impact of any additional restrictions on our operations at these facilities, although it is possible that these plans will not be able to fully offset such impact, especially considering the reduced capacity of third-party sterilization service providers and the regulatory timelines associated with transferring sterilization operations for regulated products.
At a broader level, there is increased focus on the use and emission of ethylene oxide by the U.S. Environmental Protection Agency and state environmental regulatory agencies. Additional regulatory requirements associated with the use and emission of ethylene oxide may be imposed in the future, either domestically or outside the U.S. Ethylene oxide is the most frequently used sterilant for medical devices and healthcare products in the U.S., and in certain cases is the only option to sterilize critical medical device products for the safe administration to patients. This increased regulation could require BD or sterilization service providers, including providers used by BD, to temporarily suspend operations to install additional fugitive emissions control technology, limit the use of ethylene oxide or take other actions, which would impact BD’s operations and further reduce the available capacity to sterilize medical devices and healthcare products, and could also result in additional costs. To this end, BD has been proactively installing fugitive emissions controls at our facilities in East Columbus, NE and Sandy, UT, though such controls are not currently required by law. A few states have filed lawsuits to require additional air quality controls and expand limitations on the use of ethylene oxide at sterilization facilities. For example, in December 2020, the State of New Mexico filed a lawsuit seeking a temporary restraining order and a preliminary and permanent injunction against a major medical device sterilizer, which sterilizes certain of our surgery products, to reduce ethylene oxide emissions associated with their sterilization process. On April 13, 2023, the U.S. Environmental Protection Agency (“EPA”) published a proposed revision of the National Emission Standards for Hazardous Air Pollutants: Ethylene Oxide Emissions Standards for Sterilization Facilities and a Pesticide Registration Review; Proposed Interim Decision and Draft Risk Assessment Addendum for Ethylene Oxide. The public comment period for these two proposed regulations will close on June 12, 2023, unless the public comment period is extended. We cannot predict what any final regulations adopted by the EPA may require and therefore we are not able to assess the impact they may have on our sterilization facilities, on the third-party sterilization facilities that BD utilizes and our operations more generally. It is possible that there may also be increased regulation outside the U.S. If any existing regulatory requirements or any such proceedings or rulemaking result in the suspension or interruption of sterilization operations at BD or at medical device sterilizers used by BD, or otherwise limit the availability of third-party sterilization capacity, this could interrupt or otherwise adversely impact production of certain of our products or lead to civil litigation or other claims against BD. BD has business continuity plans in place to mitigate the impact of any such disruptions, although these plans may not be able to fully offset such impact, for the reasons noted above.

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
•Conditions in international markets, including social and political conditions, geopolitical developments such as the ongoing Russia and Ukraine conflict and the evolving conditions in Asia, civil unrest, terrorist activity, governmental changes, restrictions on the ability to transfer capital across borders, sanctions, tariffs and other protectionist measures, difficulties in protecting and enforcing our intellectual property rights and governmental expropriation of assets. Our international operations also increase our compliance risks, including risks under the Foreign Corrupt Practices Act and other anti-corruption laws, as well as regulatory and privacy laws.
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
•Any impact of COVID-19, including resurgences in COVID-19 infections or new strains of the virus or additional or extended lockdowns or other restrictions imposed by government entities, may have on our business, the global economy and the global healthcare system. This may include decreases in the demand for our products, disruptions to our operations or the operations of our suppliers and customers or disruptions to our supply chain.
•Factors such as the rate of vaccination, the effectiveness of vaccines against different strains, the rate of infections, and competitive factors that could impact the demand and pricing for our COVID-19 diagnostics testing.
•The impact of changes in U.S. federal or foreign laws and policies that could affect fiscal and tax policies, taxation (including tax reforms, such as the implementation of a global minimum tax, that could adversely impact multinational corporations), and international trade, including import and export regulation and international trade agreements. In particular, tariffs or other trade barriers imposed by the U.S. or other countries could adversely impact our supply chain costs or otherwise adversely impact our results of operations.
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
•Our ability to recruit and retain key employees and the impact of labor conditions which could increase employee turnover or increase our labor and operating costs and negatively affect our ability to efficiently operate our business.
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
Item 4.    Controls and Procedures
An evaluation was carried out by BD’s management, with the participation of BD’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of BD’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of March 31, 2023. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were, as of the end of the period covered by this report, effective and designed to ensure that material information relating to BD and its consolidated subsidiaries would be made known to them by others within these entities.
There were no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2023 identified in connection with the above-referenced evaluation that have materially affected, or are reasonably likely to materially affect, BD’s internal control over financial reporting.

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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
The table below sets forth certain information regarding our purchases of common stock of BD during the quarter ended March 31, 2023.
Issuer Purchases of Equity Securities

For the three months ended March 31, 2023	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
January 1 - 31, 2023	—	$—	—	8,799,998
February 1 – 28, 2023	1,125	251.85	—	8,799,998
March 1 – 31, 2023	—	—	—	8,799,998
Total	1,125	$251.85	—	8,799,998
(1)Includes 1,125 shares purchased during the quarter in open market transactions by the trust relating to BD’s Deferred Compensation and Retirement Benefit Restoration Plan and 1996 Directors’ Deferral Plan.
(2)Represents shares available under a repurchase program authorized by the Board of Directors on November 3, 2021 for 10 million shares, for which there is no expiration date.

Item 3.    Defaults Upon Senior Securities
Not applicable.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
Not applicable.
Item 6.    Exhibits

4.1	Fourth Supplemental Indenture, dated as of February 13, 2023, among Becton Dickinson Euro Finance S.à r.l., as issuer, Becton, Dickinson and Company, as guarantor, and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed on February 13, 2023).
4.2	Form of 3.553% Notes due September 13, 2029 of Becton Dickinson Euro Finance S.à r.l. (incorporated by reference to Exhibit 4.2 to the registrant’s Current Report on Form 8-K filed on February 13, 2023).
4.3	Form of 4.693% Notes due February 13, 2028 of Becton, Dickinson and Company (incorporated by reference to Exhibit 4.3 to the registrant’s Current Report on Form 8-K filed on February 13, 2023).
10.1	2004 Employee and Director Equity-Based Compensation Plan, as amended and restated as of January 24, 2023 (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on January 30, 2023).*
10.2	Second Amended and Restated Credit Agreement, dated as of January 25, 2023, by and among Becton, Dickinson and Company, the other entities party thereto and Citibank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on January 25, 2023).
10.3	Omnibus Amendment, dated as of March 9, 2023, among Becton, Dickinson and Company and each of the financial institutions party thereto as dealer (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on March 10, 2023).**
10.4	Dealer Agreement, dated March 9, 2023, among Becton, Dickinson and Company and each of the financial institutions party thereto as dealer (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on March 10, 2023).**
22	Subsidiary Issuer of Guaranteed Securities.

31	Certifications of Chief Executive Officer and Chief Financial Officer, pursuant to SEC Rule 13a - 14(a).

32	Certifications of Chief Executive Officer and Chief Financial Officer, pursuant to Rule 13a - 14(b) and Section 1350 of Chapter 63 of Title 18 of the U.S. Code.

101	The following materials from this report, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Denotes a management contract or compensatory plan or arrangement.
** Portions omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Becton, Dickinson and Company
(Registrant)
Dated: May 4, 2023

/s/ Christopher J. DelOrefice
Christopher J. DelOrefice
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/ Thomas J. Spoerel
Thomas J. Spoerel
Senior Vice President, Controller and Chief Accounting Officer
(Principal Accounting Officer)