Form 10-Q
period 2023-06-30
BECTON DICKINSON & CO
filed 2023-08-03
CIK 10795

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
There were 290,108,574 shares of Common Stock, $1.00 par value, outstanding at June 30, 2023.

BECTON, DICKINSON AND COMPANY
FORM 10-Q
For the quarterly period ended June 30, 2023

ITEM 1. FINANCIAL STATEMENTS
BECTON, DICKINSON AND COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Millions of dollars, except per share data
(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2023	2022	2023	2022
Revenues	$4,878	$4,641	$14,285	$14,109
Cost of products sold	2,778	2,574	7,816	7,709
Selling and administrative expense	1,190	1,149	3,581	3,527
Research and development expense	306	315	956	956
Acquisition-related integration and restructuring expense	70	55	175	118
Other operating (income) expense, net	(13)	11	(7)	7
Total Operating Costs and Expenses	4,329	4,104	12,523	12,316
Operating Income	549	537	1,762	1,793
Interest expense	(119)	(99)	(339)	(294)
Interest income	24	5	40	9
Other income (expense), net	17	(21)	18	(45)
Income from Continuing Operations Before Income Taxes	471	421	1,481	1,463
Income tax provision	64	31	104	115
Net Income from Continuing Operations	407	390	1,376	1,348
(Loss) Income from Discontinued Operations, Net of Tax	—	(30)	—	144
Net Income	407	360	1,376	1,491
Preferred stock dividends	(15)	(23)	(60)	(68)
Net income applicable to common shareholders	$392	$338	$1,316	$1,424

Basic Earnings per Share
Income from Continuing Operations	$1.37	$1.29	$4.62	$4.49
(Loss) Income from Discontinued Operations	—	(0.10)	—	0.50
Basic Earnings per Share	$1.37	$1.18	$4.62	$4.99

Diluted Earnings per Share
Income from Continuing Operations	$1.36	$1.28	$4.60	$4.45
(Loss) Income from Discontinued Operations	—	(0.10)	—	0.50
Diluted Earnings per Share	$1.36	$1.18	$4.60	$4.95

Dividends per Common Share	$0.91	$0.87	$2.73	$2.61
Amounts may not add due to rounding.
See notes to condensed consolidated financial statements

BECTON, DICKINSON AND COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Millions of dollars
(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2023	2022	2023	2022
Net Income	$407	$360	$1,376	$1,491
Other Comprehensive Income (Loss), Net of Tax
Foreign currency translation adjustments	44	203	(57)	322
Defined benefit pension and postretirement plans	11	11	34	32
Cash flow hedges	12	37	4	74
Other Comprehensive Income (Loss), Net of Tax	68	250	(20)	428
Comprehensive Income	$475	$610	$1,357	$1,919
Amounts may not add due to rounding.
See notes to condensed consolidated financial statements

BECTON, DICKINSON AND COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
Millions of dollars, except per share amounts and numbers of shares

	June 30, 2023	September 30, 2022
Assets	(Unaudited)
Current Assets:
Cash and equivalents	$923	$1,006
Restricted cash	101	153
Short-term investments	8	8
Trade receivables, net	2,414	2,191
Inventories:
Materials	766	707
Work in process	406	397
Finished products	2,416	2,120
	3,588	3,224
Assets held for sale	271	—
Prepaid expenses and other	1,282	1,559
Total Current Assets	8,588	8,141
Property, Plant and Equipment	13,475	12,415
Less allowances for depreciation and amortization	7,002	6,402
Property, Plant and Equipment, Net	6,474	6,012
Goodwill	24,584	24,621
Developed Technology, Net	8,335	9,108
Customer Relationships, Net	2,426	2,683
Other Intangibles, Net	552	519
Other Assets	2,059	1,848
Total Assets	$53,017	$52,934
Liabilities and Shareholders’ Equity
Current Liabilities:
Current debt obligations	$1,856	$2,179
Payables, accrued expenses and other current liabilities	5,021	5,632
Total Current Liabilities	6,878	7,811
Long-Term Debt	14,926	13,886
Long-Term Employee Benefit Obligations	904	902
Deferred Income Taxes and Other Liabilities	4,373	5,052
Commitments and Contingencies (See Note 5)
Shareholders’ Equity
Preferred stock	—	2
Common stock — $1 par value; authorized — 640,000,000 shares; issued — 370,594,401 shares in June 30, 2023 and 364,639,901 shares in September 30, 2022	371	365
Capital in excess of par value	19,681	19,553
Retained earnings	15,691	15,157
Deferred compensation	23	23
Treasury stock	(8,321)	(8,330)
Accumulated other comprehensive loss	(1,507)	(1,488)
Total Shareholders’ Equity	25,937	25,282
Total Liabilities and Shareholders’ Equity	$53,017	$52,934
Amounts may not add due to rounding.
See notes to condensed consolidated financial statements

BECTON, DICKINSON AND COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Millions of dollars
(Unaudited)

	Nine Months Ended June 30,
	2023	2022
Operating Activities
Net income	$1,376	$1,491
Less: Income from discontinued operations, net of tax	—	144
Income from continuing operations, net of tax	1,376	1,348
Adjustments to net income from continuing operations to derive net cash provided by continuing operating activities:
Depreciation and amortization	1,701	1,648
Share-based compensation	201	184
Deferred income taxes	(424)	(99)
Change in operating assets and liabilities	(1,144)	(1,445)
Pension obligation	52	(126)
Other, net	(98)	(11)
Net Cash Provided by Continuing Operating Activities	1,665	1,498
Investing Activities
Capital expenditures	(580)	(658)
Acquisitions, net of cash acquired	—	(450)
Other, net	(272)	(107)
Net Cash Used for Continuing Investing Activities	(853)	(1,215)
Financing Activities
Change in short-term debt	49	—
Proceeds from long-term debt	1,662	—
Distribution from Embecta Corp. (see Note 2)	—	1,266
Net transfer of cash to Embecta upon spin-off	—	(265)
Payments of debt	(1,716)	(305)
Dividends paid	(849)	(812)
Other, net	(105)	(70)
Net Cash Used for Continuing Financing Activities	(959)	(187)
Discontinued Operations
Net cash provided by operating activities	—	163
Net cash used for investing activities	—	(11)
Net cash provided by financing activities	—	145
Net Cash Provided by Discontinued Operations	—	298
Effect of exchange rate changes on cash and equivalents and restricted cash	13	(26)
Net (decrease) increase in cash and equivalents and restricted cash	(134)	368
Opening Cash and Equivalents and Restricted Cash	1,159	2,392
Closing Cash and Equivalents and Restricted Cash	$1,024	$2,759
Amounts may not add due to rounding.
See notes to condensed consolidated financial statements

BECTON, DICKINSON AND COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
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
On April 1, 2022, the Company completed the spin-off of its Diabetes Care business as a separate publicly traded company. The historical results of the Diabetes Care business (previously included in BD’s Medical segment) that was contributed to Embecta Corp (“Embecta”) in the spin-off were reflected as discontinued operations in the Company’s condensed consolidated financial statements. Additional disclosures regarding the spin-off and this presentation of results are provided in Note 2.
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
The Company and Embecta entered into various agreements to effect the spin-off and provide a framework for the relationship between the Company and Embecta after the spin-off. Such agreements include the separation and distribution agreement, as well as the following ongoing agreements: a cannula supply agreement, an intellectual property matters agreement, a transition services agreement, manufacturing and supply agreements, a lease agreement, a distribution agreement to support commercial operations, a logistics services agreement and other agreements including an employee matters agreement and a tax matters agreement. Under these agreements, the Company will continue to provide certain products and services to Embecta following the spin-off. The agreements do not provide the Company with the ability to influence the operating or financial policies of Embecta subsequent to the spin-off date. Amounts included in the Company’s condensed consolidated statements of income during the three and nine months ended June 30, 2023 and the three months ended June 30, 2022 as a result of these agreements were immaterial.

Details of Income from Discontinued Operations, Net of Tax, which represent the historical results of the Diabetes Care business prior to the spin-off date of April 1, 2022, are as follows:

Nine Months Ended June 30,
Millions of dollars	2022
Revenues	$538
Cost of products sold	143
Selling and administrative expense	78
Research and development expense	32
Other operating expense, net	95
Total Operating Costs and Expenses	348
Operating Income	190
Interest expense	(4)
Income from Discontinued Operations Before Income Taxes	186
Income tax provision	42
Income from Discontinued Operations, Net of Tax	$144

Other operating expense, net above includes $30 million of costs incurred by the Company to execute the spin-off and other costs for related residual activities during the three months ended June 30, 2022, as well as $78 million of separation costs incurred by the Company prior to the spin-off date, including those for consulting, legal, tax and other advisory services associated with the spin-off.
The amounts of Revenues and Cost of products sold from discontinued operations detailed above include previously eliminated intercompany transactions that occurred between BD and Embecta, which resulted in a third-party sale in the same period.

Note 3 – Shareholders' Equity
Changes in certain components of shareholders' equity for the first three quarters of fiscal years 2023 and 2022 were as follows:

	Common Stock Issued at Par Value	Capital in Excess of Par Value	Retained Earnings	Deferred Compensation	Treasury Stock
(Millions of dollars)					Shares (in thousands)	Amount
Balance at September 30, 2022	$365	$19,553	$15,157	$23	(81,283)	$(8,330)
Net income	—	—	509	—	—	—
Common dividends ($0.91 per share)	—	—	(259)	—	—	—
Preferred dividends	—	—	(23)	—	—	—
Issuance of shares under employee and other plans, net	—	(52)	—	—	556	(3)
Share-based compensation	—	89	—	—	—	—
Common stock held in trusts, net (a)	—	—	—	—	(11)	—
Balance at December 31, 2022	$365	$19,590	$15,384	$24	(80,738)	$(8,333)
Net income	—	—	460	—	—	—
Common dividends ($0.91 per share)	—	—	(259)	—	—	—
Preferred dividends	—	—	(23)	—	—	—
Issuance of shares under employee and other plans, net	—	(7)	—	—	21	5
Share-based compensation	—	56	—	—	—	—
Common stock held in trusts, net (a)	—	—	—	—	92	—
Balance at March 31, 2023	$365	$19,639	$15,563	$24	(80,625)	$(8,327)
Net income	—	—	407	—	—	—
Common dividends ($0.91 per share)	—	—	(264)	—	—	—
Preferred dividends	—	—	(15)	—	—	—
Issuance of shares for preferred shares converted to common shares (b)	6	(4)	—	—	—	—
Issuance of shares under employee and other plans, net	—	(9)	—	(1)	131	6
Share-based compensation	—	56	—	—	—	—
Common stock held in trusts, net (a)	—	—	—	—	8	—
Balance at June 30, 2023	$371	$19,681	$15,691	$23	(80,486)	$(8,321)

	Common Stock Issued at Par Value	Capital in Excess of Par Value	Retained Earnings	Deferred Compensation	Treasury Stock
(Millions of dollars)					Shares (in thousands)	Amount
Balance at September 30, 2021	$365	$19,272	$13,826	$23	(80,164)	$(7,723)
Net income	—	—	677	—	—	—
Common dividends ($0.87 per share)	—	—	(248)	—	—	—
Preferred dividends	—	—	(23)	—	—	—
Issuance of shares under employee and other plans, net	—	(71)	—	—	762	19
Share-based compensation	—	83	—	—		—
Common stock held in trusts, net (a)	—	—	—	—	(5)	—
Repurchase of common stock (c)	—	150	—	—	(462)	(150)
Balance at December 31, 2021	$365	$19,435	$14,233	$24	(79,869)	$(7,855)
Net income	—	—	454	—	—	—
Common dividends ($0.87 per share)	—	—	(248)	—	—	—
Preferred dividends	—	—	(23)	—	—	—
Issuance of shares under employee and other plans, net	—	(21)	—	1	284	14
Share-based compensation	—	56	—	—	—	—
Common stock held in trusts, net (a)	—	24	—	—	9	(24)
Balance at March 31, 2022	$365	$19,495	$14,416	$24	(79,575)	$(7,866)
Net income	—	—	360	—	—	—
Common dividends ($0.87 per share)	—	—	(248)	—	—	—
Preferred dividends	—	—	(23)	—	—	—
Issuance of shares under employee and other plans, net	—	(9)	—	—	122	5
Share-based compensation	—	50	—	—	—	—
Common stock held in trusts, net (a)	—	(24)	—	—	9	24
Spin-off of Embecta	—	—	583	—	—	—
Balance at June 30, 2022	$365	$19,511	$15,088	$24	(79,445)	$(7,836)
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
(b)In accordance with their terms, 1.500 million mandatory convertible preferred shares that were issued in May 2020 were converted into 5.955 million shares of BD common stock on the mandatory conversion date of June 1, 2023.
(c)Represents shares received upon final settlement of an accelerated share repurchase agreement, and the related forward sale contract, entered into during the fourth quarter of fiscal year 2021. The share repurchases were made pursuant to the repurchase program authorized by the Board of Directors on September 24, 2013 for 10 million shares, which has been fully utilized. In November 2021, the Board of Directors authorized the Company to repurchase up to an additional 10 million shares of BD common stock, for which there is also no expiration date.

The components and changes of Accumulated other comprehensive income (loss) for the first three quarters of fiscal years 2023 and 2022 were as follows:

(Millions of dollars)	Total	Foreign Currency Translation	Benefit Plans	Cash Flow Hedges
Balance at September 30, 2022	$(1,488)	$(987)	$(574)	$75
Other comprehensive loss before reclassifications, net of taxes	(84)	(80)	—	(4)
Amounts reclassified into income, net of taxes	12	—	11	1
Balance at December 31, 2022	$(1,559)	$(1,067)	$(563)	$73
Other comprehensive loss before reclassifications, net of taxes	(29)	(21)	—	(8)
Amounts reclassified into income, net of taxes	13	—	11	2
Balance at March 31, 2023	$(1,575)	$(1,088)	$(552)	$67
Other comprehensive income before reclassifications, net of taxes	55	44	—	11
Amounts reclassified into income, net of taxes	13	—	11	2
Balance at June 30, 2023	$(1,507)	$(1,044)	$(541)	$79

(Millions of dollars)	Total	Foreign Currency Translation	Benefit Plans	Cash Flow Hedges
Balance at September 30, 2021	$(2,088)	$(1,292)	$(784)	$(10)
Other comprehensive income (loss) before reclassifications, net of taxes	34	41	—	(7)
Amounts reclassified into income, net of taxes	11	—	11	—
Balance at December 31, 2021	$(2,043)	$(1,251)	$(774)	$(17)
Other comprehensive income before reclassifications, net of taxes	122	78	—	44
Amounts reclassified into income, net of taxes	11	—	11	—
Balance at March 31, 2022	$(1,910)	$(1,173)	$(763)	$28
Other comprehensive (loss) income before reclassifications, net of taxes	(13)	(48)	—	35
Amounts reclassified into income, net of taxes	12	—	11	2
Spin-off of Embecta	251	251	—	—
Balance at June 30, 2022	$(1,660)	$(970)	$(752)	$64
The amounts of foreign currency translation recognized in other comprehensive income during the three and nine months ended June 30, 2023 and 2022 included net (losses) gains relating to net investment hedges. The amounts recognized in other comprehensive income relating to cash flow hedges during the three and nine months ended June 30, 2023 and 2022 are primarily related to forward starting interest rate swaps. Additional disclosures regarding amounts the Company recognized in other comprehensive income relating to cash flow hedges during the three and nine months ended June 30, 2023 and 2022 are provided in Note 12.
The tax impacts for amounts recognized in other comprehensive income (loss) before reclassifications and for reclassifications out of Accumulated other comprehensive income (loss) relating to benefit plans and cash flow hedges during the three and nine months ended June 30, 2023 and 2022 were immaterial to the Company's consolidated financial results.

Note 4 – Earnings per Share
The weighted average common shares used in the computations of basic and diluted earnings per share (shares in thousands) were as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2023	2022	2023	2022
Average common shares outstanding	286,317	285,441	284,830	285,121
Dilutive share equivalents from share-based plans	1,627	1,818	1,538	2,279
Dilutive share equivalents from Series C preferred shares (a)	—	38	—	31
Average common and common equivalent shares outstanding – assuming dilution	287,944	287,297	286,368	287,431

Share equivalents excluded from the diluted shares outstanding calculation:
Mandatory convertible preferred stock (b)	4,057	6,084	5,322	6,084
Share-based plans (c)	—	—	588	—
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
Product Liability Matters
As of June 30, 2023, the Company is defending approximately 34,285 product liability claims involving the Company’s line of hernia repair devices (collectively, the “Hernia Product Claims”). The Company’s outstanding Hernia Product Claims as of September 30, 2022 were approximately 31,445. The Company’s outstanding product liability claims represent nonhomogeneous populations of claims which vary widely based upon various factors, most notably the quality of the claims. As such, claim activity during any given period may not necessarily be indicative of the Company’s ultimate liability under a mass tort matter. As further discussed below, the Company’s underlying estimate of its product liability includes and already accounts for unfiled claims and as such, the net year-to-date change in the number of outstanding Hernia Product Claims did not materially impact the Company’s product liability accrual as of June 30, 2023. The majority of the outstanding claims are currently pending in a coordinated proceeding in Rhode Island State Court (“RI”) and in a federal multi-district litigation (“MDL”) established in the Southern District of Ohio, but claims are also pending in other state and/or federal court jurisdictions. In addition, outstanding claims include multiple putative class actions in Canada. Generally, the Hernia Product Claims seek damages for personal injury allegedly resulting from use of the products. From time to time, the Company engages in resolution discussions with plaintiffs’ law firms regarding certain of the Hernia Product Claims, but the Company also intends to vigorously defend Hernia Product Claims that do not settle, including through litigation.
•The first bellwether trial in the hernia MDL resulted in a complete defense verdict in favor of the Company in

September 2021.
•The second hernia MDL bellwether resulted in a $255 thousand verdict in April 2022.
•The first bellwether trial in RI resulted in a $4.8 million verdict in August 2022, which the Company is appealing.
Trials are currently scheduled in state and/or federal courts, including additional bellwether trials in the MDL in October 2023 and January 2024. The Company also expects additional trials of Hernia Product Claims to take place over the next 12 months in RI, including trials in September 2023 and January 2024.
The Company also continues to be a defendant in certain other mass tort litigation. As of June 30, 2023, the Company is defending product liability claims involving the Company’s line of pelvic mesh products, the majority of which are pending in a coordinated proceeding in New Jersey Superior Court and in various federal court jurisdictions. Also, as of June 30, 2023, the Company is defending product liability claims involving the Company’s line of inferior vena cava (“IVC”) filter products. The majority of those claims are pending in various federal court jurisdictions after having been remanded from the MDL in the United States District Court for the District of Arizona.
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
Other Legal Matters
On February 27, 2020, a putative class action captioned Kabak v. Becton, Dickinson and Company, et al., Civ. No. 2:20-cv-02155 (SRC) (CLW), now captioned Industriens Pensionsforsikring v. Becton, Dickinson and Company, et al., was filed in the U.S. District Court for the District of New Jersey against the Company and certain of its officers. The complaint, which purports to be brought on behalf of all persons (other than defendants) who purchased or otherwise acquired the Company's common stock from November 5, 2019 through February 5, 2020, asserts claims for purported violations of Sections 10 and 20 of the Securities Exchange Act of 1934 (“Exchange Act”) and Securities and Exchange Commission (“SEC”) Rule 10b-5 promulgated thereunder, and seeks, among other things, damages and costs. The complaint alleges that defendants concealed certain material information regarding AlarisTM infusion pumps, allegedly rendering certain public statements about the Company’s business, operations and prospects false or misleading, thereby allegedly causing investors to purchase stock at an inflated price. After an initial without prejudice dismissal, the plaintiff filed amended pleadings, which the Company in turn moved to dismiss. Ultimately, the court permitted certain aspects of the case to proceed. An answer with affirmative defenses was thereafter filed on October 3, 2022. The court has also permitted claims to be asserted on behalf of option holders. Discovery has commenced and plaintiff’s motion for class certification was filed on January 17, 2023. That motion is fully briefed and under review by the court. The Company believes that it has strong defenses to the allegations that were not dismissed, and it intends to defend itself vigorously.
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
Beginning in February 2021, the Company received subpoenas from the Enforcement Division of the SEC requesting information from the Company relating to, among other things, AlarisTM infusion pumps. The Company is cooperating with the SEC and responding to these requests, including requests for employee interviews and depositions. The Company cannot anticipate the timing, scope, outcome or possible impact of the investigation, financial or otherwise.

In April 2019, the Department of Justice served the Company and CareFusion with CIDs seeking information regarding certain of CareFusion’s contracts with the Department of Veteran’s Affairs for certain products, including AlarisTM and PyxisTM devices, in connection with a civil investigation of possible violations of the False Claims Act, and the government later expanded the investigation to include several additional contracts. The government has made several requests for documents and interviews or depositions of Company personnel. The Company is cooperating with the government and responding to these requests.
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
The Company was sued in state and federal courts in Georgia by plaintiffs who work or reside near Company facilities in Covington, GA, where ethylene oxide (“EtO”) sterilization activities take place. The federal cases have been dismissed and refiled in state court. The plaintiffs in the cases seek compensatory and punitive damages. Pursuant to Georgia statute, punitive damages in these cases are generally capped at $250,000 per claimant. The cases allege a variety of injuries, including but not limited to multiple types of cancer, allegedly attributable to exposure to EtO. The Company does not believe these cases are appropriate for class action treatment and they have not been filed as such. The Company currently has approximately 225 of such suits involving approximately 325 plaintiffs; approximately 45 of the cases also allege injury caused by exposure to a chemical of another defendant entirely unrelated to the Company. Three trial dates have been set in 2024. The Company has meritorious defenses and intends to defend itself vigorously.
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
Litigation Accruals
The Company regularly monitors and evaluates the status of product liability and other litigated matters, and may, from time-to-time, engage in settlement discussions and mediation, taking into consideration, among other things, developments in the litigation and the risks and uncertainties associated therewith. These activities have resulted in confidential settlements and going forward could result in further settlements, the terms of which would be confidential. A determination of the accrual amounts for these contingencies is made after analysis of each litigation matter. When appropriate, the accrual is developed with the consultation of outside counsel and, in the case of certain mass tort litigation, actuarial specialists regarding the nature, timing, and extent of each matter.

The Company considers relevant information when estimating its product liability accruals, including, but not limited to: the nature, number, and quality of unfiled and filed claims; the rate of claims being filed; the status of settlement discussions with plaintiffs’ counsel; the allegations and documentation supporting or refuting such allegations; publicly available information regarding similar medical device mass tort settlements; historical information regarding other product liability settlements involving the Company; and the stage of litigation. Because currently available information regarding product liability matters is often limited, there is inherent uncertainty and volatility relating to the Company’s estimate of product liability. As additional information becomes available, the Company records adjustments to its product liability accruals as required.
Accruals for the Company's product liability claims which are discussed above, as well as the related legal defense costs, amounted to approximately $1.9 billion and $2.1 billion on June 30, 2023 and September 30, 2022, respectively. These accruals, which are generally long-term in nature, are largely recorded within Deferred Income Taxes and Other Liabilities on the Company's condensed consolidated balance sheets. The decrease in the Company’s product liability accrual as of June 30, 2023, as compared with September 30, 2022, largely reflected the payment of settlements and legal fees during the fiscal year 2023, which reduced the amount of the accrual. The increase in the number of outstanding hernia repair device claims discussed above did not materially impact the Company’s product liability accrual because the underlying estimate of the Company’s liability includes and already accounts for unfiled claims. Moreover, the accrual reflects the determination that the quality of new hernia repair device claims has generally diminished over time. Claim activity during the fiscal year 2023 relating to the pelvic mesh device and IVC filter matters did not materially impact the Company’s product liability accrual as of June 30, 2023.
Additionally, while the outcomes in the bellwether trials are noted above, the particular outcome in any one product liability trial is typically not representative of potential outcomes of all cases or claims. Because the accrual already contemplates a wide range of possible outcomes, including those with a de minimis value, individual outcomes generally do not impact the value of other cases in the total case inventory or the overall product liability accrual.
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
The Company's gross revenues are subject to a variety of deductions which are recorded in the same period that the underlying revenues are recognized. Such variable consideration includes rebates, sales discounts and sales returns. The Company’s rebate liability at June 30, 2023 and September 30, 2022 was $555 million and $525 million, respectively. The impact of other forms of variable consideration, including sales discounts and sales returns, is not material to the Company's revenues.
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
Remaining Performance Obligations
The Company's obligations relative to service contracts and pending installations of equipment, primarily in the Company's Medication Management Solutions unit, represent unsatisfied performance obligations of the Company. The revenues under existing contracts with original expected durations of more than one year, which are attributable to products and/or services that have not yet been installed or provided are estimated to be approximately $2.5 billion at June 30, 2023. The Company expects to recognize the majority of this revenue over the next three years.
Within the Company's Medication Management Solutions, Medication Delivery Solutions, Integrated Diagnostic Solutions, and Biosciences units, some contracts also contain minimum purchase commitments of reagents or other consumables, and the future sales of these consumables represent additional unsatisfied performance obligations of the Company. The revenue attributable to the unsatisfied minimum purchase commitment-related performance obligations, for contracts with original expected durations of more than one year, is estimated to be approximately $2.1 billion at June 30, 2023. This revenue will be recognized over the customer relationship periods.
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

	Three Months Ended June 30,
(Millions of dollars)	2023			2022
	United States	International	Total	United States	International	Total
Medical
Medication Delivery Solutions	$628	$459	$1,086	$621	$439	$1,061
Medication Management Solutions	587	167	754	463	144	607
Pharmaceutical Systems	186	408	594	135	388	523
Total segment revenues	$1,400	$1,033	$2,434	$1,219	$971	$2,191

Life Sciences
Integrated Diagnostic Solutions	$398	$460	$858	$499	$461	$961
Biosciences	148	220	368	147	201	348
Total segment revenues	$546	$680	$1,226	$646	$663	$1,309

Interventional
Surgery	$298	$90	$388	$274	$77	$352
Peripheral Intervention	256	225	481	255	208	463
Urology and Critical Care	272	77	349	248	79	326
Total segment revenues	$826	$392	$1,218	$777	$364	$1,142

Total Company revenues from continuing operations	$2,772	$2,106	$4,878	$2,643	$1,998	$4,641

	Nine Months Ended June 30,
(Millions of dollars)	2023			2022
	United States	International	Total	United States	International	Total
Medical
Medication Delivery Solutions	$1,863	$1,332	$3,195	$1,831	$1,375	$3,207
Medication Management Solutions	1,701	483	2,184	1,408	430	1,838
Pharmaceutical Systems	478	1,092	1,570	363	1,057	1,420
Total segment revenues	$4,042	$2,907	$6,949	$3,602	$2,863	$6,465

Life Sciences
Integrated Diagnostic Solutions	$1,327	$1,371	$2,699	$1,732	$1,524	$3,255
Biosciences	444	660	1,104	405	617	1,022
Total segment revenues	$1,772	$2,031	$3,803	$2,136	$2,140	$4,277

Interventional
Surgery	$880	$252	$1,131	$824	$229	$1,053
Peripheral Intervention	748	635	1,383	712	615	1,327
Urology and Critical Care	794	225	1,019	740	247	987
Total segment revenues	$2,421	$1,112	$3,533	$2,276	$1,091	$3,367

Total Company revenues from continuing operations	$8,235	$6,050	$14,285	$8,014	$6,095	$14,109

Segment income for the three and nine-month periods was as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
(Millions of dollars)	2023	2022	2023	2022
Income from Continuing Operations Before Income Taxes
Medical (a)	$588	$573	$1,783	$1,587
Life Sciences	343	414	1,171	1,366
Interventional	323	293	922	826
Total Segment Operating Income	1,254	1,280	3,875	3,778
Acquisition-related integration and restructuring expense	(70)	(36)	(175)	(99)
Net interest expense	(95)	(94)	(299)	(285)
Other unallocated items (b)	(618)	(728)	(1,920)	(1,932)
Total Income from Continuing Operations Before Income Taxes	$471	$421	$1,481	$1,463
(a)The amounts include charges recorded to Cost of products sold of $90 million for the three and nine months ended June 30, 2023 and $41 million for the nine months ended June 30, 2022 to adjust estimated future product remediation costs. The amount for the nine months ended June 30, 2022 also includes a charge of $54 million recorded to Cost of products sold to write down the carrying value of certain fixed assets in the Pharmaceutical Systems unit.
(b)Primarily comprised of foreign exchange, certain general and administrative expenses and share-based compensation expense.

Note 8 – Benefit Plans
The Company has defined benefit pension plans covering certain employees in the United States and certain international locations. The measurement date used for these plans is September 30.
Net pension cost included the following components for the three and nine-month periods:

	Three Months Ended June 30,		Nine Months Ended June 30,
(Millions of dollars)	2023	2022	2023	2022
Service cost	$24	$38	$71	$106
Interest cost	35	21	103	59
Expected return on plan assets	(38)	(52)	(112)	(146)
Amortization of prior service credit	(2)	(4)	(5)	(12)
Amortization of loss	17	17	49	48
Curtailment/settlement (gain) loss	(14)	(1)	(13)	5
Net pension cost	$22	$19	$92	$61
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
The Company has announced that effective September 30, 2024, it will freeze its U.S. pension plan and plan participants will no longer accrue benefits under the plan subsequent to this date.
Note 9 – Divestiture
The Company completed the sale of its Interventional segment's Surgical Instrumentation platform in August 2023 pursuant to a definitive agreement that was signed in June 2023. Assets held for sale on the condensed consolidated balance sheet at June 30, 2023, subject to this agreement, were approximately $271 million. The Company received gross proceeds of approximately $540 million, which are subject to post-closing adjustments. The historical financial results for the Surgical Instrumentation platform have not been classified as a discontinued operation. Revenues attributable to the platform for the three and nine months ended June 30, 2023 were approximately $43 million and $126 million, respectively, and approximately $40 million and $123 million for the three and nine months ended June 30, 2022, respectively.
Note 10 – Business Restructuring Charges
The Company incurred restructuring costs during the nine months ended June 30, 2023, primarily in connection with the Company's simplification and other cost saving initiatives, which were recorded within Acquisition-related integration and restructuring expense. These simplification and other costs saving initiatives are focused on reducing complexity, enhancing product quality, refining customer experience, and improving cost efficiency across all of the Company’s segments.
Restructuring liability activity for the nine months ended June 30, 2023 was as follows:

(Millions of dollars)	Employee Termination	Other (a)	Total
Balance at September 30, 2022	$24	$11	$35
Charged to expense	46	74	120
Cash payments	(25)	(72)	(97)
Non-cash settlements	—	(14)	(14)
Other adjustments	—	1	1
Balance at June 30, 2023	$45	$—	$45
(a)    Expense primarily relates to other costs associated with the execution of the Company’s cost efficiency and restructuring programs, such as incremental project management costs and asset write-offs.

Note 11 – Intangible Assets
Intangible assets consisted of:

	June 30, 2023			September 30, 2022
(Millions of dollars)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets
Developed technology	$15,105	$(6,770)	$8,335	$15,087	$(5,979)	$9,108
Customer relationships	4,861	(2,435)	2,426	4,853	(2,170)	2,683
Patents, trademarks and other	1,120	(614)	506	1,046	(574)	473
Amortized intangible assets	$21,087	$(9,820)	$11,267	$20,987	$(8,723)	$12,264
Unamortized intangible assets
Acquired in-process research and development	$44			$44
Trademarks	2			2
Unamortized intangible assets	$46			$46
Intangible amortization expense for the three months ended June 30, 2023 and 2022 was $367 million and $357 million, respectively. Intangible amortization expense for the nine months ended June 30, 2023 and 2022 was $1.098 billion and $1.064 billion, respectively.
The following is a reconciliation of goodwill by business segment:

(Millions of dollars)	Medical	Life Sciences	Interventional	Total
Goodwill as of September 30, 2022	$10,909	$888	$12,824	$24,621
Divestitures and related adjustments (a)	—	—	(218)	(218)
Purchase price allocation adjustments (b)	13	—	—	13
Currency translation	59	13	95	167
Goodwill as of June 30, 2023	$10,981	$901	$12,702	$24,584
(a)    Represents goodwill reclassified to Assets held for sale in connection with the Company's agreement to sell its Surgical Instrumentation platform, as further discussed in Note 9.
(b)    The purchase price allocation adjustments were primarily driven by an adjustment to tax-related balances recorded upon the finalization of the Parata acquisition allocation within one year of the transaction's closing.
Note 12 – Derivative Instruments and Hedging Activities
The Company uses derivative instruments to mitigate certain exposures. The Company does not enter into derivative financial instruments for trading or speculative purposes. The effects these derivative instruments and hedged items had on the Company’s balance sheets and the fair values of the derivatives outstanding at June 30, 2023 and September 30, 2022 were not material. The effects on the Company’s financial performance and cash flows are provided below.
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

The notional amounts of the Company’s foreign currency-related derivative instruments as of June 30, 2023 and September 30, 2022 were as follows:

(Millions of dollars)	Hedge Designation	June 30, 2023	September 30, 2022
Foreign exchange contracts (a)	Undesignated	$1,731	$2,766
Foreign currency-denominated debt (b)	Net investment hedges	1,524	2,140
Cross-currency swaps (c)	Net investment hedges	2,119	910
(a)Represent hedges of transactional foreign exchange exposures resulting primarily from intercompany payables and receivables. Gains and losses on these instruments are recognized immediately in income. These gains and losses are largely offset by gains and losses on the underlying hedged items, as well as the hedging costs associated with the derivative instruments. Net amounts recognized in Other income (expense), net, during the three and nine months ended June 30, 2023 and 2022 were immaterial to the Company's consolidated financial results.
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
Net (losses) gains recorded to Accumulated other comprehensive income (loss) relating to the Company's net investment hedges for the three and nine-month periods were as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
(Millions of dollars)	2023	2022	2023	2022
Foreign currency-denominated debt	$(14)	$99	$(178)	$193
Cross-currency swaps (a)	(18)	84	$(119)	$129
(a)    The amounts for the nine months ended June 30, 2023 include a gain, net of tax, of $13 million recognized on terminated cross-currency swaps.
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
Changes in the fair value of the interest rate swaps designated as cash flow hedges (i.e., hedging the exposure to variability in expected future cash flows that is attributable to a particular risk) are recorded in Other comprehensive income (loss). If interest rate derivatives designated as cash flow hedges are terminated, the balance in Accumulated other comprehensive income (loss) attributable to those derivatives is reclassified into earnings, within Interest expense, over the remaining life of the hedged debt. The amounts reclassified from accumulated other comprehensive income relating to cash flow hedges during the three and nine months ended June 30, 2023 and 2022, as well as the amounts expected to be reclassified within the next 12 months, are not material to the Company's consolidated financial results.
Net after-tax gains (losses) recorded in Other comprehensive income relating to interest rate cash flow hedges during the three and nine months ended June 30, 2023 were immaterial to the Company’s consolidated financial results and were $37 million and $77 million during the three and nine months ended June 30, 2022, respectively. The gains recorded during the prior year’s three and nine-month periods were driven by a net after-tax gain of $41 million that was realized upon the Company’s termination of $500 million of forward starting interest rate swaps.
For interest rate swaps designated as fair value hedges (i.e., hedges against the exposure to changes in the fair value of an asset or a liability or an identified portion thereof that is attributable to a particular risk), changes in the fair value of the interest rate swaps offset changes in the fair value of the fixed rate debt due to changes in market interest rates. Amounts recorded during the three and nine months ended June 30, 2023 and 2022 were immaterial to the Company's consolidated financial results.
The notional amounts of the Company’s interest rate-related derivative instruments as of June 30, 2023 and September 30, 2022 were as follows:

(Millions of dollars)	Hedge Designation	June 30, 2023	September 30, 2022
Interest rate swaps (a)	Fair value hedges	$700	$700
Forward starting interest rate swaps (b)	Cash flow hedges	500	500
(a)Represents fixed-to-floating interest rate swap agreements the Company entered into to convert the interest payments on certain long-term notes from the fixed rate to a floating interest rate based on secured overnight financing rates (“SOFR”), which replaced LIBOR rates in the third quarter of fiscal year 2023.
(b)Represents interest rate derivatives entered into to mitigate exposure to interest rate risk related to future debt issuances.
Other Risk Exposures
The Company purchases resins, which are oil-based components used in the manufacture of certain products. Significant increases in world oil prices that lead to increases in resin purchase costs could impact future operating results. From time to time, the Company has managed price risks associated with these commodity purchases through commodity derivative forward contracts. The Company's commodity derivative forward contracts at June 30, 2023 and September 30, 2022 were immaterial to the Company's consolidated financial results.

Note 13 – Financial Instruments and Fair Value Measurements
The following reconciles cash and equivalents and restricted cash reported within the Company's condensed consolidated balance sheets at June 30, 2023 and September 30, 2022 to the total of these amounts shown on the Company's condensed consolidated statements of cash flows:

(Millions of dollars)	June 30, 2023	September 30, 2022
Cash and equivalents	$923	$1,006
Restricted cash	101	153
Cash and equivalents and restricted cash	$1,024	$1,159
Cash equivalents consist of all highly liquid investments with a maturity of three months or less at time of purchase. Restricted cash consists of cash restricted from withdrawal and usage except for certain product liability matters.
The fair values of the Company’s financial instruments are as follows:

(Millions of dollars)	Basis of fair value measurement	June 30, 2023	September 30, 2022
Institutional money market accounts (a)	Level 1	$100	$1
Current portion of long-term debt (b)	Level 2	1,554	1,927
Long-term debt (b)	Level 2	13,457	12,119
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
Nonrecurring Fair Value Measurements
In the third quarter of fiscal year 2022, the Company recorded non-cash asset impairment charges of $11 million to Cost of products sold in the Life Sciences segment and $19 million to Acquisition-related integration and restructuring expense in the

Medical segment. In the second quarter of fiscal year 2022, the Company recorded a noncash asset impairment charge of $54 million to Cost of products sold in the Medical segment. These impairment charges were recorded to adjust the carrying amount of assets to the assets' fair values, which were estimated, based upon a market participant's perspective, using Level 3 inputs, including values estimated using the income approach.
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

	Three Months Ended June 30,		Nine Months Ended June 30,
(Millions of dollars)	2023	2022	2023	2022
Trade receivables transferred to third parties under factoring arrangements	$762	$215	$2,252	$650

	June 30, 2023	September 30, 2022
Amounts yet to be collected and remitted to the third parties	$345	$323

Note 14 – Debt
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
BD’s Spin-Off of Diabetes Care
On April 1, 2022, the Company completed the spin-off of its Diabetes Care business as a separate publicly traded company. The historical results of the Diabetes Care business that was contributed in the spin-off were reflected as discontinued operations in the Company’s condensed consolidated financial statements. Additional disclosures regarding the spin-off and this presentation of results are provided in Note 2 in the Notes to Condensed Consolidated Financial Statements.
Key Trends Affecting Results of Operations
Our BD 2025 strategy for growth is anchored in three pillars: grow, simplify and empower. As we execute this strategy, we continue to invest in research and development, strategic tuck-in acquisitions, geographic expansion, and new product programs to drive further revenue and profit growth. Our ability to sustain our long-term growth will depend on a number of factors, including our ability to expand our core business (including strategic geographical expansion), develop innovative new products, as well as continue to improve operating efficiency and organizational effectiveness, despite continued challenges posed by the global macroeconomic environment.
Our operations, supply chain and suppliers are exposed to various global macroeconomic factors. The factors which were most impactful to our results in the third quarter of fiscal year 2023 included the following:
•Inflation, which has continued to drive higher costs of raw materials, electronic components, labor, energy, and logistical services. We expect inflation to persist throughout the remainder of our fiscal year 2023.
•The availability of energy sources in certain markets, as well as the availability of certain raw materials and electronic components on a global basis. There is also a limited supply of skilled labor in certain markets which continues to drive higher overall labor costs, as noted above.
•Logistics capacity constraints generally continue to ease compared to our fiscal year 2022 and lead times have improved in certain key routes. Adequate supply of transportation capacity is critical to our operations.
Certain COVID-19 pandemic-related impacts were experienced by our businesses in the prior-year period, as discussed in greater detail below. Also, the pandemic changed the ways healthcare services are delivered due to budget constraints and staffing shortages, particularly shortages of nursing staff. Current healthcare delivery has transitioned more care from acute to non-acute settings and has increased focus on chronic disease management; this transition may place additional financial pressure on hospitals and the broader healthcare system. Healthcare institutions may take actions to mitigate any persistent pressures on their budgets and such actions could impact the future demand for our products and services. Additionally, a worsening of staffing shortages within healthcare systems may affect the prioritization of healthcare services, which could also impact the demand for certain of our products.
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
Overview of Financial Results and Financial Condition
For the three months ended June 30, 2023, worldwide revenues of $4.878 billion increased 5.1% from the prior-year period. This increase reflected the following impacts:

Increase (decrease) in current-period revenues
Volume/other	3.5%
Period-over-period decline in revenues related to COVID-19-only testing	(1.5)%
Pricing	4.3%
Foreign currency translation	(1.2)%
Increase in revenues from the prior-year period	5.1%
Our third quarter fiscal year 2023 revenues reflected sales related to COVID-19-only diagnostic testing on the BD VeritorTM Plus and BD MaxTM Systems of $8 million, compared with revenues from such testing products in the prior-year period of $76 million.
Cash flows from continuing operating activities were $1.665 billion in the first nine months of fiscal year 2023. At June 30, 2023, we had $1.032 billion in cash and equivalents and short-term investments, including restricted cash. We continued to return value to our shareholders in the form of dividends. During the first nine months of fiscal year 2023, we paid cash dividends of $849 million, including $782 million paid to common shareholders and $68 million paid to preferred shareholders.
Each reporting period, we face currency exposure that arises from translating the results of our worldwide operations to the U.S. dollar at exchange rates that fluctuate from the beginning of such period. A stronger U.S. dollar, compared to the prior-year period, resulted in an unfavorable foreign currency translation impact to our revenues and earnings during the third quarter of fiscal year 2023. We evaluate our results of operations on both a reported and a foreign currency-neutral basis, which excludes the impact of fluctuations in foreign currency exchange rates. As exchange rates are an important factor in understanding period-to-period comparisons, we believe the presentation of results on a foreign currency-neutral basis in addition to reported results helps improve investors’ ability to understand our operating results and evaluate our performance in comparison to prior periods. Foreign currency-neutral ("FXN") information compares results between periods as if exchange rates had remained constant period-over-period. We use results on a foreign currency-neutral basis as one measure to evaluate our performance. We calculate foreign currency-neutral percentages by converting our current-period local currency financial results using the prior-period foreign currency exchange rates and comparing these adjusted amounts to our current-period results. These results should be considered in addition to, not as a substitute for, results reported in accordance with U.S. generally accepted accounting principles ("GAAP"). Results on a foreign currency-neutral basis, as we present them, may not be comparable to similarly titled measures used by other companies and are not measures of performance presented in accordance with U.S. GAAP.

Results of Continuing Operations
Medical Segment
The following summarizes third quarter Medical revenues by organizational unit:

	Three months ended June 30,
(Millions of dollars)	2023	2022	Total Change	Estimated FX Impact	FXN Change
Medication Delivery Solutions	$1,086	$1,061	2.4%	(1.6)%	4.0%
Medication Management Solutions	754	607	24.2%	(0.6)%	24.8%
Pharmaceutical Systems	594	523	13.5%	(0.5)%	14.0%
Total Medical Revenues	$2,434	$2,191	11.1%	(1.1)%	12.2%

The Medical segment’s revenue growth in the third quarter of 2023 primarily reflected the following:
•Strong global sales of catheters and other vascular care products in the Medication Delivery Solutions unit and a favorable comparison to the prior-period impact of pandemic-related lockdowns in China were partially offset by the current-period impact of planned strategic portfolio exits and lower COVID vaccination-related revenues compared with the prior-year period.
•Strong performance of the Medication Management Solutions unit’s pharmacy automation portfolio, including Parata Systems, which we acquired in fiscal year 2022, and our BD Rowa™ technologies, as well as double-digit growth in sales of dispensing systems. Revenue growth attributable to the unit’s recent acquisitions was approximately 12.3% in the third quarter of 2023.
•Continued strong demand for the Pharmaceutical Systems unit’s prefillable solutions in high-growth markets such as the biologic drug category.

	Nine months ended June 30,
(Millions of dollars)	2023	2022	Total Change	Estimated FX Impact	FXN Change
Total Medical Revenues	$6,949	$6,465	7.5%	(2.7)%	10.2%

Medical segment income for the three and nine-month periods is provided below.

	Three months ended June 30,		Nine months ended June 30,
(Millions of dollars)	2023	2022	2023	2022
Medical segment income	$588	$573	$1,783	$1,587

Segment income as % of Medical revenues	24.2%	26.1%	25.7%	24.5%
The Medical segment's lower income as a percentage of revenues in the third quarter of 2023 compared with the third quarter of 2022 reflected the following:
•Lower gross profit margin in the third quarter of 2023 compared with the third quarter of 2022, which primarily reflected:
◦The unfavorable impact of a charge to Cost of products sold of $90 million to adjust the estimate of future product remediation costs.
◦Unfavorable impacts of higher raw material, labor and freight costs, as well as unfavorable foreign currency translation.
◦Favorable impacts due to lower manufacturing costs resulting from continuous improvement projects, which enhanced the efficiency of our operations, and pricing.
•Lower selling and administrative expense as a percentage of revenues in the third quarter of 2023 compared with the third quarter of 2022 primarily reflected lower selling and shipping costs.

•Lower research and development expense as a percentage of revenues in the third quarter of 2023 compared with the third quarter of 2022 due to the timing of project spending.
•The Medical segment’s operating income in the third quarter of 2022 reflected non-cash asset impairment charges of $19 million, which were recorded to Acquisition-related integration and restructuring expense.
Life Sciences Segment
The following summarizes third quarter Life Sciences revenues by organizational unit:

	Three months ended June 30,
(Millions of dollars)	2023	2022	Total Change	Estimated FX Impact	FXN Change
Integrated Diagnostic Solutions	$858	$961	(10.7)%	(1.3)%	(9.4)%
Biosciences	368	348	5.8%	(1.2)%	7.0%
Total Life Sciences Revenues	$1,226	$1,309	(6.3)%	(1.3)%	(5.0)%
As previously discussed above, the Integrated Diagnostic Solutions unit’s revenues related to COVID-19-only diagnostic testing on the BD VeritorTM Plus and BD MaxTM Systems in the third quarter of 2023 were $8 million compared with revenues of $76 million in the prior-year period. The Life Sciences segment’s revenues in the third quarter of 2023 also reflected the following:
•An unfavorable comparison to stronger sales of the Integrated Diagnostic Solutions unit’s combination influenza/COVID-19 testing assays in the prior-year period and the current-year impact of U.S. distributors’ destocking of specimen management products were partially offset by double-digit growth in our microbiology platform and growth attributable to molecular diagnostic platforms due to continued leverage of the unit’s larger installed base of BD MAXTM instruments.
•Strong demand for the Biosciences unit’s clinical reagents, which was enabled by the unit’s growing base of installed instruments, and strong demand for research reagents.

	Nine months ended June 30,
(Millions of dollars)	2023	2022	Total Change	Estimated FX Impact	FXN Change
Total Life Sciences Revenues	$3,803	$4,277	(11.1)%	(3.0)%	(8.1)%

Life Sciences segment income for the three and nine-month periods is provided below.

	Three months ended June 30,		Nine months ended June 30,
(Millions of dollars)	2023	2022	2023	2022
Life Sciences segment income	$343	$414	$1,171	$1,366

Segment income as % of Life Sciences revenues	28.0%	31.6%	30.8%	31.9%

The Life Sciences segment's lower income as a percentage of revenues in the third quarter of 2023 compared with the third quarter of 2022 primarily reflected the following:
•Gross profit margin in the third quarter of 2023 was higher compared with the third quarter of 2022, which primarily reflected favorable impacts from price and product mix, which were partially offset by higher raw material, labor and freight costs.
•Selling and administrative expense as a percentage of revenues in the third quarter of 2023 was flat compared with the third quarter of 2022, which primarily reflected the current-period decline in revenues attributable to testing solutions, offset by lower selling and administrative costs.
•Higher research and development expense, as percentages of revenues in the third quarter of 2023 compared with the third quarter of 2022, which primarily reflected the current-period decline in revenues, partially offset by the timing of project spending.

Interventional Segment
The following summarizes third quarter Interventional revenues by organizational unit:

	Three months ended June 30,
(Millions of dollars)	2023	2022	Total Change	Estimated FX Impact	FXN Change
Surgery	$388	$352	10.3%	(0.8)%	11.1%
Peripheral Intervention	481	463	3.8%	(2.1)%	5.9%
Urology and Critical Care	349	326	7.0%	(1.1)%	8.1%
Total Interventional Revenues	$1,218	$1,142	6.7%	(1.4)%	8.1%
The Interventional segment’s revenue growth in the third quarter of 2023 primarily reflected the following:
•Double-digit growth in global sales of the Surgery unit’s advanced repair and reconstruction platforms and biosurgery products.
•Growth that was aided by global market penetration of our peripheral vascular disease platform, which was partially offset by the impact of planned strategic portfolio exits and supplier constraints that impacted sales of our VencloseTM System.
•Continued strong demand for the Urology and Critical Care unit’s PureWickTM offerings in the acute and alternative care settings, strong demand for the unit’s targeted temperature management portfolio, as well as strong sales of endourology products, which reflected improvement in supplier-driven backlogs compared with the prior-year period.

	Nine months ended June 30,
(Millions of dollars)	2023	2022	Total Change	Estimated FX Impact	FXN Change
Total Interventional Revenues	$3,533	$3,367	4.9%	(2.8)%	7.7%

Interventional segment income for the three and nine-month periods is provided below.

	Three months ended June 30,		Nine months ended June 30,
(Millions of dollars)	2023	2022	2023	2022
Interventional segment income	$323	$293	$922	$826

Segment income as % of Interventional revenues	26.5%	25.7%	26.1%	24.5%

The Interventional segment's higher income as a percentage of revenues in the third quarter of 2023 compared with the third quarter of 2022 reflected the following:
•Higher gross profit margin in the third quarter of 2023 compared with the third quarter of 2022, which primarily reflected:
◦Favorable impacts from price, continuous improvement projects, and a comparison to the prior-year period, which was unfavorably impacted by certain purchase accounting adjustments.
◦Unfavorable impacts of higher raw material, labor and freight costs.
•Lower selling and administrative expense, as well as research and development expense, as percentages of revenues in the third quarter of 2023 compared with the third quarter of 2022, which primarily reflected revenue growth that outpaced spending.

Geographic Revenues
BD’s worldwide third quarter revenues by geography were as follows:

	Three months ended June 30,
(Millions of dollars)	2023	2022	Total Change	Estimated FX Impact	FXN Change
United States	$2,772	$2,643	4.9%	—%	4.9%
International	2,106	1,998	5.4%	(2.8)%	8.2%
Total Revenues	$4,878	$4,641	5.1%	(1.2)%	6.3%

U.S. revenue growth in the third quarter of 2023 was particularly driven by strong sales in the Medical segment’s Medication Management Solutions and Pharmaceutical Systems units, as well as by strong sales in the Interventional segment’s Surgery and Urology and Critical Care units. Third quarter U.S. revenues were unfavorably impacted by a decline in COVID-19-only diagnostic testing sales compared with the prior-year period, as discussed further above.
International revenue growth in the third quarter of 2023 was particularly driven by strong sales in all three of the Medical segment’s units, as well as by strong sales in the Life Sciences segment’s Biosciences unit and the Interventional segment’s Peripheral Intervention unit.
Emerging market revenues were as follows and was primarily driven by growth in China and Latin America:

	Three months ended June 30,
(Millions of dollars)	2023	2022	Total Change	Estimated FX Impact	FXN Change
Emerging markets	$773	$703	9.9%	(3.9)%	13.8%
Specified Items
Reflected in the financial results for the three and nine-month periods of fiscal years 2023 and 2022 were the following specified items:

	Three months ended June 30,		Nine months ended June 30,
(Millions of dollars)	2023	2022	2023	2022
Integration costs (a)	$8	$18	$55	$46
Restructuring costs (a)	62	38	120	72
Separation-related items (b)	—	11	10	10
Purchase accounting adjustments (c)	362	354	1,071	1,074
European regulatory initiative-related costs (d)	33	39	103	105
Product, litigation, and other items (e)	93	11	97	142
Impacts of debt extinguishment	—	2	—	2
Total specified items	558	472	1,456	1,451
Less: tax impact of specified items	98	76	253	258
After-tax impact of specified items	$461	$396	$1,203	$1,193
(a)Represents amounts associated with integration and restructuring activities which are recorded in Acquisition-related integration and restructuring expense and are further discussed below.
(b)Represents costs recorded to Other operating (income) expense, net and incurred in connection with the separation of BD's former Diabetes Care business.
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
(e)Includes certain (income) expense items which are not part of ordinary operations and affect the comparability of the periods presented. Such items may include certain product remediation costs, certain product liability and legal defense costs, certain investment gains and losses, and certain asset impairment charges. The amounts in the three and nine-month periods of 2023 included a charge to Cost of products sold of $90 million to adjust the estimate of future product remediation costs. As of June 30, 2023, the remediation reserve for closing open recalls and updating our infusion pumps approximated $270 million and we expect the associated activities and cash outlay to occur over a multi-year period. The amount in the nine-month period of 2022 included a charge of $41 million to adjust estimated future product remediation costs and a noncash asset impairment charge of $54 million, which were both recorded to Cost of products sold.

Gross Profit Margin
Gross profit margin for the three and nine-month periods of fiscal year 2023 compared with the prior-year periods in fiscal year 2022 reflected the following impacts:

	Three-month period	Nine-month period
June 30, 2022 gross profit margin %	44.5%	45.4%
Impact of purchase accounting adjustments and other specified items	(0.9)%	0.1%
Operating performance	—%	—%
Foreign currency translation	(0.5)%	(0.2)%
June 30, 2023 gross profit margin %	43.1%	45.3%
The impacts of other specified items on gross profit margin reflected the following items for the three and nine-month periods of 2023 and 2022:
•A $90 million charge recorded in the Medical segment in the three and nine-month periods of 2023 to adjust the estimate of future product remediation costs.
•A charge of $41 million recorded by the Medical segment in the nine-month period of 2022 to adjust the estimate of future product remediation costs, as well as a $54 million noncash asset impairment charge which was also recorded by the Medical segment in the nine-month period of 2022.
Operating performance in the three and nine-month periods of 2023 primarily reflected favorable impacts of lower manufacturing costs resulting from our ongoing continuous improvement projects and pricing, which were offset by higher raw material, labor and freight costs.

Operating Expenses
A summary of operating expenses for the three and nine-month periods of fiscal years 2023 and 2022 is as follows:

	Three months ended June 30,		Increase (decrease) in basis points	Nine months ended June 30,		Increase (decrease) in basis points
	2023	2022		2023	2022
(Millions of dollars)
Selling and administrative expense	$1,190	$1,149		$3,581	$3,527
% of revenues	24.4%	24.8%	(40)	25.1%	25.0%	10

Research and development expense	$306	$315		$956	$956
% of revenues	6.3%	6.8%	(50)	6.7%	6.8%	(10)

Acquisition-related integration and restructuring expense	$70	$55		$175	$118

Other operating (income) expense, net	$(13)	$11		$(7)	$7
Selling and administrative expense
Lower selling and administrative expense as a percentage of revenues in the three-month period of 2023 compared with the prior-year period primarily reflected higher revenues in the current period and favorable foreign currency translation, partially offset by higher selling costs and an increase in our deferred compensation plan liability due to market performance. Selling and administrative expense as a percentage of revenues in the nine-month period of 2023 was relatively flat compared with the prior-year period, which primarily reflected higher selling costs in the current-year period, as well as an increase in our deferred compensation plan liability due to market performance, which was offset by favorable foreign currency translation.
Research and development expense
Research and development expense as a percentage of revenues in the three and nine-month periods of 2023 primarily reflected revenue growth that outpaced the timing of project spending.
Acquisition-related integration and restructuring expense
Acquisition-related integration and restructuring expense in the three and nine-month periods of 2023 and 2022 included restructuring costs related to simplification and other cost saving initiatives, as well as system integration costs. For further disclosures regarding restructuring costs, refer to Note 10 in the Notes to Condensed Consolidated Financial Statements.
Nonoperating Income
Net interest expense
The components for the three and nine-month periods of fiscal years 2023 and 2022 were as follows:

	Three months ended June 30,		Nine months ended June 30,
(Millions of dollars)	2023	2022	2023	2022
Interest expense	$(119)	$(99)	$(339)	$(294)
Interest income	24	5	40	9
Net interest expense	$(95)	$(94)	$(299)	$(285)

Higher interest expense for the three and nine-month periods of fiscal year 2023 compared with the prior-year periods was largely attributable to the level of commercial paper borrowings outstanding in the current-year periods and to higher overall interest rates on debt outstanding. Additional disclosures regarding debt issuances in our fiscal year 2023 are provided in Note 14 in the Notes to Condensed Consolidated Financial Statements.

Income Taxes
The income tax rates for continuing operations for the three and nine-month periods of fiscal years 2023 and 2022 are provided below.

	Three months ended June 30,		Nine months ended June 30,
	2023	2022	2023	2022
Effective income tax rate for continuing operations	13.6%	7.4%	7.0%	7.9%

Impact, in basis points, from specified items	(210)	(460)	(520)	(490)

The effective income tax rate for the three-month period of fiscal year 2023 primarily reflected a tax impact from specified items that was less favorable compared with the benefit associated with specified items recognized in the prior-year period. The effective income tax rate for the nine-month period of fiscal year 2023 compared with the prior-year period primarily reflected the impact of a remeasurement of deferred tax assets and liabilities upon the approval of a tax incentive, as well as a tax impact from specified items that was more favorable compared with the benefit associated with specified items recognized in the prior-year period.

Net Income and Diluted Earnings per Share from Continuing Operations
Net income and diluted earnings per share from continuing operations for the three and nine-month periods of fiscal years 2023 and 2022 were as follows:

	Three months ended June 30,		Nine months ended June 30,
	2023	2022	2023	2022
Net Income from Continuing Operations (Millions of dollars)	$407	$390	$1,376	$1,348
Diluted Earnings per Share from Continuing Operations	$1.36	$1.28	$4.60	$4.45

Unfavorable impact-specified items	$(1.60)	$(1.38)	$(4.20)	$(4.15)
Unfavorable impact-foreign currency translation	$(0.10)		$(0.36)

Liquidity and Capital Resources
The following table summarizes our condensed consolidated statements of cash flows:

	Nine months ended June 30,
(Millions of dollars)	2023	2022
Net cash provided by (used for) continuing operations
Operating activities	$1,665	$1,498
Investing activities	$(853)	$(1,215)
Financing activities	$(959)	$(187)

Net Cash Flows from Continuing Operating Activities
Cash flows from continuing operating activities in the first nine months of fiscal year 2023 reflected net income, adjusted by a change in operating assets and liabilities that was a net use of cash. This net use of cash primarily reflected lower levels of accounts payable and accrued expenses, as well as higher levels of inventory and trade receivables, partially offset by lower levels of prepaid expenses.
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

Net Cash Flows from Continuing Investing Activities
Our investments in capital expenditures are focused on projects that enhance our cost structure and manufacturing capabilities, as well as support our BD 2025 strategy for growth and simplification. Net outflows from continuing investing activities in the first nine months of fiscal year 2023 included capital expenditure-related outflows of $580 million, compared with $658 million in the prior-year period. Net outflows from investing activities in the first nine months of fiscal year 2022 also included cash payments of $450 million relating to various strategic acquisitions we executed as part of our growth strategy.

Net Cash Flows from Continuing Financing Activities
Net cash from continuing financing activities in the first nine months of fiscal years 2023 and 2022 included the following significant cash flows:

	Nine months ended June 30,
(Millions of dollars)	2023	2022
Cash inflow (outflow)
Change in short-term debt	$49	$—
Proceeds from long-term debt	$1,662	$—
Distribution from Embecta	$—	$1,266
Net transfer of cash to Embecta upon spin-off	$—	$(265)
Payments of debt	$(1,716)	$(305)
Dividends paid	$(849)	$(812)
Additional disclosures regarding debt issuances are provided in Note 14 in the Notes to Condensed Consolidated Financial Statements.
Certain measures relating to our total debt were as follows:

(Millions of dollars)	June 30, 2023	September 30, 2022
Total debt	$16,782	$16,065

Weighted average cost of total debt	3.0%	2.8%
Total debt as a percentage of total capital*	38.2%	37.3%
*    Represents shareholders’ equity, net non-current deferred income tax liabilities, and debt.
Cash and Short-Term Investments
At June 30, 2023, total worldwide cash and equivalents and short-term investments, including restricted cash, were approximately $1.032 billion. These assets were largely held outside of the United States. We regularly review the amount of cash and short-term investments held outside of the United States and our historical foreign earnings are used to fund foreign investments or meet foreign working capital and property, plant and equipment expenditure needs. To fund cash needs in the United States, we rely on ongoing cash flow from U.S. operations, access to capital markets and remittances from foreign subsidiaries of earnings that are not considered to be permanently reinvested.
Financing Facilities
We have a five-year senior unsecured revolving credit facility in place which will expire in September 2026. The credit facility, which was amended and restated in January 2023, provides borrowings of up to $2.750 billion, with separate sub-limits of $100 million and $194 million for letters of credit and swingline loans, respectively. The expiration date of the credit facility may be extended for up to two additional one year periods, subject to certain restrictions (including the consent of the lenders). The credit facility provides that we may, subject to additional commitments by lenders, request an additional $500 million of financing, for a maximum aggregate commitment under the credit facility of up to $3.250 billion. Proceeds from this facility may be used for general corporate purposes and Becton Dickinson Euro Finance S.à r.l., an indirect, wholly-owned finance subsidiary of BD, is authorized as an additional borrower under the credit facility. There were no borrowings outstanding under the revolving credit facility at June 30, 2023.
The agreement for our revolving credit facility contains the following financial covenants. We were in compliance with these covenants, as applicable, as of June 30, 2023.

•We are required to have a leverage coverage ratio of no more than:
◦4.25-to-1 as of the last day of each fiscal quarter following the closing of the credit facility; or
◦4.75-to-1 for the four full fiscal quarters following the consummation of a material acquisition.
We may access commercial paper programs over the normal course of our business activities. In March 2023, we amended the agreement for our U.S. commercial paper program. The amendment provided, among other things, an increase of the maximum amount of unsecured borrowings available under the program to $2.750 billion. Also in March 2023, we entered into an agreement to establish a multicurrency euro commercial paper program. This multicurrency program allows for a maximum amount of unsecured borrowings that, when aggregated with the amount outstanding under the U.S. commercial paper program, will not exceed $2.750 billion at any time. Proceeds from these programs may be used for working capital purposes and general corporate purposes, which may include acquisitions, share repurchases and repayments of debt. We had $279 million of commercial paper borrowings outstanding as of June 30, 2023. We have additional informal lines of credit outside the United States. Also, over the normal course of our business activities, we transfer certain trade receivable assets to third parties under factoring agreements. Additional disclosures regarding sales of trade receivable assets are provided in Note 13 in the Notes to Condensed Consolidated Financial Statements.

Access to Capital and Credit Ratings
Our corporate credit ratings with Standard & Poor's Ratings Services (“S&P”), Moody’s Investors Service (“Moody’s) and Fitch Ratings (“Fitch”) at June 30, 2023 were unchanged compared with our ratings at September 30, 2022. S&P, Moody’s and Fitch assigned ratings of A-2, P-2 and F2, respectively, to the multicurrency euro commercial paper program we entered into in March 2023. These ratings were consistent with the ratings already assigned to our U.S. commercial paper program.
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
Regulatory Matters
FDA Warning Letter
On January 11, 2018, BD received a Warning Letter from the U.S. Food and Drug Administration (“FDA”) with respect to our former BD Preanalytical Systems ("PAS") unit, citing certain alleged violations of quality system regulations and of law. The Warning Letter states that, until BD resolves the outstanding issues covered by the Warning Letter, the FDA will not approve any premarket submissions for Class III devices to which the non-conformances are reasonably related or grant requests for certificates to foreign governments. BD has worked closely with the FDA and implemented corrective actions to address the quality management system concerns identified in the Warning Letter. In March 2020, the FDA conducted a subsequent inspection of PAS, which it classified as Voluntary Action Indicated, which means the FDA will not take or recommend any administrative or regulatory action as a result of the unit’s response to the observations associated with the quality management concerns in the inspection. BD continues to work with the FDA to generate additional clinical evidence and file 510(k)s as remaining commitments associated with the Warning Letter. In January 2022, BD received FDA clearance for its BD

Vacutainer® ACD Blood Collection Tubes used in immunohematology. In July 2023, BD received FDA clearance for its BD Vacutainer®Trace Element K2EDTA and Serum Blood Collection Tubes. The FDA review of these remaining commitments is ongoing, and no assurances can be given regarding further action by the FDA as a result of these commitments, including but not limited to action pursuant to the Warning Letter.
Ethylene Oxide/Consent Order — Covington, Georgia, USA
On October 28, 2019, BD entered into a consent order with the Environmental Protection Division of the Georgia Department of Natural Resources (the “EPD”), following the filing of a complaint and motion for temporary restraining order by the EPD seeking to enjoin BD from continuing sterilization operations at its Covington, Georgia facility. Under the terms of the consent order, which has been amended two times upon mutual agreement of BD and EPD, BD voluntarily agreed to a number of operational changes at its Covington and Madison, Georgia facilities, as well as at its distribution center in Covington, designed to further reduce ethylene oxide emissions, including but not limited to operating at a reduced capacity until successful implementation of fugitive emission control technology, ongoing ambient air monitoring and operational controls at such facilities. Following submission of data relating to the implementation of these operational changes, BD was permitted to return to normal operations in December 2021 at its facilities in Georgia in accordance with the operating conditions set forth in its permit applications, including a condition to continue ambient air monitoring. The final air permits for the Covington and Madison facilities were issued by the EPD on May 5, 2023.
At a broader level, there is increased focus on the use and emission of ethylene oxide by the U.S. Environmental Protection Agency and state environmental regulatory agencies. Additional regulatory requirements associated with the use and emission of ethylene oxide may be imposed in the future, either domestically or outside the U.S. Ethylene oxide is the most frequently used sterilant for medical devices and healthcare products in the U.S., and in certain cases is the only option to sterilize critical medical device products for the safe administration to patients. This increased regulation could require BD or sterilization service providers, including providers used by BD, to temporarily suspend operations to install additional emissions control technology, limit the use of ethylene oxide or take other actions, which would impact BD’s operations and further reduce the available capacity to sterilize medical devices and healthcare products, and could also result in additional costs. To this end, BD has proactively installed fugitive emissions controls at our facilities in East Columbus, NE and Sandy, UT, though such controls are not currently required by law. A few states have filed lawsuits to require additional air quality controls and expand limitations on the use of ethylene oxide at sterilization facilities. For example, in December 2020, the State of New Mexico filed a lawsuit seeking a temporary restraining order and a preliminary and permanent injunction against a major medical device sterilizer, which sterilizes certain of our surgery products, to reduce ethylene oxide emissions associated with their sterilization process. On April 13, 2023, the U.S. Environmental Protection Agency (“EPA”) published a proposed revision of the National Emission Standards for Hazardous Air Pollutants: Ethylene Oxide Emissions Standards for Sterilization Facilities and a Pesticide Registration Review; Proposed Interim Decision and Draft Risk Assessment Addendum for Ethylene Oxide. BD submitted comments on these proposed regulations. We cannot predict what any final regulations adopted by the EPA may require and therefore we are not able to assess the impact they may have on our sterilization facilities, on the third-party sterilization facilities that BD utilizes and our operations more generally. It is possible that there may also be increased regulation outside the U.S. If any existing regulatory requirements or any such proceedings or rulemaking result in the suspension or interruption of sterilization operations at BD or at medical device sterilizers used by BD, or otherwise limit the availability of third-party sterilization capacity, this could interrupt or otherwise adversely impact production of certain of our products or lead to civil litigation or other claims against BD. BD has business continuity plans in place to mitigate the impact of any such disruptions, although these plans may not be able to fully offset such impact, for the reasons noted above.

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
On July 21, 2023, BD received 510(k) clearance from the FDA for its updated BD Alaris™ Infusion System, which enables both remediation and a return to market for the BD Alaris™ Infusion System. This clearance covers updated hardware features for Point-of-Care Unit (PCU), large volume pumps, syringe pumps, patient-controlled analgesia (PCA) pumps, respiratory monitoring and auto-identification modules. It also covers a new BD Alaris™ Infusion System software version with enhanced cybersecurity, along with interoperability features that enable smart, connected care with electronic medical record systems. To address all open recalls and ensure all devices at customer sites are running the most recent version of the BD Alaris™ Infusion System Software, all of the current BD Alaris™ Infusion System devices in the U.S. market will be remediated or replaced with the updated 510(k) cleared version.
For further discussion of risks relating to the regulations to which we are subject, see Part I, Item 1A, of our 2022 Annual Report.

Cautionary Statement Regarding Forward-Looking Statements
This report includes forward-looking statements within the meaning of the federal securities laws. BD and its representatives may also, from time to time, make certain forward-looking statements in publicly released materials, both written and oral, including statements contained in filings with the SEC, press releases, and our reports to shareholders. Forward-looking statements may be identified by the use of words such as “plan,” “expect,” “believe,” “intend,” “will,” “may,” “anticipate,” “estimate” and other words of similar meaning in conjunction with, among other things, discussions of future operations and financial performance (including volume growth, pricing, sales and earnings per share growth, and cash flows) and statements regarding our strategy for growth, liquidity, future product development, regulatory approvals, competitive position and expenditures. All statements that address our future operating performance or events or developments that we expect or anticipate will occur in the future are forward-looking statements.
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
~~•~~General global, regional or national economic downturns and macroeconomic trends, including heightened inflation, capital market volatility, interest rate and currency rate fluctuations, and economic slowdown or recession, that may result in unfavorable conditions that could negatively affect demand for our products and services, impact the prices we can charge for our products and services, impair our ability to produce our products, or increase borrowing costs.
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
•Cost-containment efforts in the U.S. or in other countries in which we do business, such as alternative payment reform and increased use of competitive bidding and tenders, including, without limitation, any expansion of the volume-based procurement process in China or the implementation of similar cost-containment efforts.
•Changes in the domestic and foreign healthcare industry or in medical practices that result in a reduction in procedures using our products or increased pricing pressures, including cost-reduction measures instituted by and the continued consolidation among healthcare providers.
•The effects of regulatory or other events that adversely impact our supply chain, including our ability to manufacture (including sterilize) our products (particularly where production of a product line or sterilization operations are concentrated in one or more plants), source materials or components or services from suppliers (including sole-source suppliers) that are needed for such manufacturing (including sterilization), or provide products to our customers, including events that impact key distributors. In particular, there has been increased regulatory focus on the use and emission of ethylene oxide in sterilization processes, and additional regulatory requirements may be imposed in the future that could adversely impact BD or our third party sterilization providers.
•Product efficacy or safety concerns regarding our products resulting in product holds or recalls, regulatory action on the part of the FDA or foreign counterparts (including restrictions on future product clearances and civil penalties), declining sales and product liability claims, and damage to our reputation. As a result of the CareFusion acquisition, our U.S. infusion pump business is operating under a Consent Decree with the FDA. The Consent Decree authorizes the FDA, in the event of any violations in the future, to order our U.S. infusion pump business to cease manufacturing and distributing products, recall products or take other actions, and order the payment of significant monetary damages if the business subject to the decree fails to comply with any provision of the Consent Decree. In accordance with our commitments to the FDA, the overall timing of replacement or remediation of the BD Alaris™ Infusion Systems and return to market in the U.S. may be impacted by, among other things, customer readiness and our continued engagement with the FDA.
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
•The impact of changes in U.S. federal or foreign laws and policies that could affect fiscal and tax policies, taxation (including tax reforms, such as the implementation of a global minimum tax, that could adversely impact multinational corporations), and international trade, including import and export regulation and international trade agreements. In particular, tariffs, sanctions or other trade barriers imposed by the U.S. or other countries could adversely impact our supply chain costs or otherwise adversely impact our results of operations.

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
•The impact of climate change, or legal, regulatory or market measures to address climate change, such as regulation of greenhouse gas emissions, zero-carbon energy and sustainability mandates, and additional taxes on fuel and energy, and changing customer preferences and requirements, such as increased demand for products with lower environmental footprints and for companies to set and demonstrate progress against greenhouse gas reduction plans and targets.
•Natural disasters, including the impacts of hurricanes, tornadoes, windstorms, fires, earthquakes and floods and other extreme weather events, global health pandemics, war, terrorism, labor disruptions and international conflicts that could cause significant economic disruption and political and social instability, resulting in decreased demand for our products, adversely affect our manufacturing and distribution capabilities or cause interruptions in our supply chain.
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
•New or changing laws and regulations affecting our domestic and foreign operations, or changes in enforcement practices, including, without limitation, laws relating to sales practices, environmental protection and reporting, price controls, privacy, cybersecurity, and licensing and regulatory requirements for new products and products in the post-marketing phase. In particular, the U.S. and other countries may impose new requirements regarding registration, labeling or prohibited materials that may require us to re-register products already on the market or otherwise impact our ability to market our products. Environmental laws, particularly with respect to the emission of greenhouse gases, are also becoming more stringent throughout the world, which may increase our costs of operations or necessitate changes in our manufacturing plants or processes or those of our suppliers, or result in liability to BD.

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
Item 4.    Controls and Procedures
An evaluation was carried out by BD’s management, with the participation of BD’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of BD’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of June 30, 2023. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were, as of the end of the period covered by this report, effective and designed to ensure that material information relating to BD and its consolidated subsidiaries would be made known to them by others within these entities.
There were no changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2023 identified in connection with the above-referenced evaluation that have materially affected, or are reasonably likely to materially affect, BD’s internal control over financial reporting.

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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
The table below sets forth certain information regarding our purchases of common stock of BD during the quarter ended June 30, 2023.
Issuer Purchases of Equity Securities

For the three months ended June 30, 2023	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
April 1 - 30, 2023	1,196	$260.62	—	8,799,998
May 1 – 31, 2023	—	—	—	8,799,998
June 1 – 30, 2023	—	—	—	8,799,998
Total	1,196	$260.62	—	8,799,998
(1)Includes 1,196 shares purchased during the quarter in open market transactions by the trust relating to BD’s Deferred Compensation and Retirement Benefit Restoration Plan and 1996 Directors’ Deferral Plan.
(2)Represents shares available under a repurchase program authorized by the Board of Directors on November 3, 2021 for 10 million shares, for which there is no expiration date.

Item 3.    Defaults Upon Senior Securities
Not applicable.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements
During the three months ended June 30, 2023, certain of our officers and directors adopted “Rule 10b5-1 trading arrangements,” as defined in Item 408(a) of Regulation S-K of the Exchange Act, as follows.
On May 5, 2023, Michael Garrison, our executive vice president and president of the Medical segment of BD, adopted a trading plan intended to satisfy the conditions under Rule 10b5-1(c) of the Exchange Act. Mr. Garrison’s plan is for (i) the exercise of up to 15,467 stock appreciation rights (“SARs”) at various exercise prices, net of shares withheld to satisfy applicable taxes, (ii) the sale of up to 1,712 shares of BD’s common stock, (iii) the sale of up to 1,531 shares of BD’s common stock upon the vesting of time vested units (“TVUs”), net of shares withheld to satisfy applicable taxes, and (iv) the sale of up to 2,033 shares of BD’s common stock upon the vesting of performance units, subject to the final payout factor and net of shares withheld to satisfy applicable taxes. The foregoing exercises or sales will be made in accordance with the prices and formulas set forth in the plan and such plan terminates on the earlier of the date all the shares under the plan are sold and August 31, 2024.
On May 12, 2023, David Hickey, our executive vice president and president of the Life Sciences segment of BD, adopted a trading plan intended to satisfy the conditions under Rule 10b5-1(c) of the Exchange Act. Mr. Hickey’s plan is for (i) the exercise of up to 3,883 SARs at various exercise prices, net of shares withheld to satisfy applicable taxes, and (ii) the sale of up to 948 shares of BD’s common stock. The foregoing exercises or sales will be made in accordance with the prices and formulas set forth in the plan and such plan terminates on the earlier of the date all the shares under the plan are sold and August 6, 2024.
On May 24, 2023, Catherine Burzik, a member of our board of directors, on behalf of the Catherine and Francis Burzik Foundation, adopted a trading plan intended to satisfy the conditions under Rule 10b5-1(c) of the Exchange Act. Ms. Burzik’s plan is for the sale of up to 800 shares of BD’s common stock. The sales will be made in accordance with the prices and formulas set forth in the plan and such plan terminates on the earlier of the date all the shares under the plan are sold and September 30, 2024.
On May 25, 2023, Richard Byrd, our executive vice president and president of the Interventional segment of BD adopted a trading plan intended to satisfy the conditions under Rule 10b5-1(c) of the Exchange Act. Mr. Byrd’s plan is for (i) the exercise of up to 9,058 SARs at various exercise prices, net of shares withheld to satisfy applicable taxes, (ii) the sale of up to 1,262 shares of BD’s common stock upon the vesting of TVUs, net of shares withheld to satisfy applicable taxes, and (iii) the sale of up to 1,874 shares of BD’s common stock upon the vesting of performance units, subject to the final payout factor and net of shares withheld to satisfy applicable taxes. The foregoing exercises or sales will be made in accordance with the prices and formulas set forth in the plan and such plan terminates on the earlier of the date all the shares under the plan are sold and May 25, 2024.
During the three months ended June 30, 2023, none of our officers or directors adopted or terminated any “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K of the Exchange Act.

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
Dated: August 3, 2023

/s/ Christopher J. DelOrefice
Christopher J. DelOrefice
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/ Thomas J. Spoerel
Thomas J. Spoerel
Senior Vice President, Controller and Chief Accounting Officer
(Principal Accounting Officer)