Form 10-K
period 2023-09-30
BECTON DICKINSON & CO
filed 2023-11-21
CIK 10795

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)
☑    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2023
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐        No  ☑
As of March 31, 2023, the aggregate market value of the registrant’s outstanding common stock held by non-affiliates of the registrant was approximately $70,252,717,647.
As of October 31, 2023, 290,405,122 shares of the registrant’s common stock were outstanding.
Documents Incorporated by Reference. Portions of the registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held January 23, 2024 are incorporated by reference into Part III hereof.

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

Biosciences
Fluorescence-activated cell sorters and analyzers; antibodies and kits for performing cell analysis; reagents for life science research; solutions for high-throughput single-cell gene and protein expression analysis; and clinical oncology, immunological (HIV) and transplantation diagnostic/monitoring reagents, analyzers and informatics.

BD Interventional
BD Interventional provides vascular, urology, oncology and surgical specialty products that are intended to be used once and then discarded or are either temporarily or permanently implanted. The primary customers served by BD Interventional are hospitals, ambulatory surgery centers, individual healthcare professionals, extended care facilities, alternate site facilities, and patients via our Homecare business. BD Interventional consists of the following organizational units:

Organizational Unit	Principal Product Lines
Surgery	Hernia and soft tissue repair, biological grafts, bioresorbable grafts, biosurgery, and other surgical products, and BD ChloraPrep™ surgical infection prevention products.
Peripheral Intervention
Percutaneous transluminal angioplasty (“PTA”) balloon catheters, radio frequency ablation catheters, peripheral vascular stents, self-expanding and balloon-expandable stent grafts, vascular grafts, drug coated balloons, ports, biopsy, chronic dialysis, inferior vena catheter filters, endovascular fistula creation devices and drainage products, and atherectomy and thrombectomy systems.

Urology and Critical Care	Urine management and measurement devices, indwelling, intermittent and external urine catheters, kidney stone management devices, Targeted Temperature Management, and fecal management devices.

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
Divestitures
Surgical Instrumentation Platform
In August 2023, BD completed the sale of the Interventional segment’s Surgical Instrumentation platform pursuant to a definitive agreement that was signed in June 2023. BD recognized a pre-tax gain on the sale of approximately $268 million, which was recorded as a component of Other operating (income) expense, net in fiscal year 2023. The historical financial results for the Surgical Instrumentation platform have not been classified as a discontinued operation. Additional information regarding this divestiture is contained in Note 2 to the consolidated financial statements contained in Item 8. Financial Statements and Supplementary Data, which is incorporated herein by reference.
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
Foreign economic conditions and exchange rate fluctuations have caused the profitability related to foreign revenues to fluctuate more than the profitability related to domestic revenues. BD believes its activities in some countries outside the United States involve greater risk than its domestic business due to the factors cited herein. See further discussion of these risks in Item 1A. Risk Factors.
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

Order backlog is not usually material to BD’s business inasmuch as orders for BD products generally are received and filled on a current basis. BD’s worldwide sales are not generally seasonal, with the exception of certain medical devices in the Medication Delivery Solutions business unit, and flu diagnostic products in the Integrated Diagnostic Systems business unit, both of which relate to seasonal diseases such as influenza. BD operates consolidated distribution facilities globally in order to better service its customers, optimize logistics, lower facilities costs and reduce finished goods inventory levels.
Raw Materials and Components
BD purchases many different types of raw materials and components, including plastics, glass, metals, textiles, paper products, agricultural products, electronic and mechanical sub-assemblies and various biological, chemical and petrochemical products. BD seeks to ensure continuity of supply by securing multiple options for sourcing. However, there are situations where raw materials and components are only available from one supplier, which are referred to as sole sourced. The use of sole sourced materials and components may be due to sourcing of proprietary and/or patented technology and processes that are intended to provide a unique market differentiation to our product. In other cases, while a raw material or component can be sourced from multiple manufacturers, only one supplier is qualified due to quality assurance, cost or other considerations. In order to provide alternate sources, BD must complete a rigorous qualification process, which most often includes completion of regulatory registration and approval. If clinical trials are not required, this qualification process can take 3-18 months depending on the criticality of the change. When clinical trials are required, this process may lengthen the qualification phase from one to three years. BD continuously assesses its sole sourced raw materials and components, and maintains business continuity plans with its suppliers. BD’s continuity plans may include securing secondary supply with alternate suppliers, qualification of alternate manufacturing facilities, maintaining contingency stock, internal development of supply and establishment of technology escrow accounts. While BD works closely with its suppliers, no assurance can be given that these efforts will be successful, and there may be events that cause supply interruption, reduction or termination that adversely impact BD’s ability to manufacture and sell certain products. See further discussion of the risks related to the supply chain and raw materials in Item 1A. Risk Factors.
Research and Development
BD conducts its research and development (“R&D”) activities at its operating units and across global enterprise centers of excellence located in the United States, India, China, Singapore and Ireland. The majority of BD’s R&D activities are conducted in North America. Outside North America, BD has a significant R&D presence in Greater Asia and Europe. BD also collaborates with certain universities, medical centers and other entities on R&D programs and retains individual consultants and partners to support its efforts in specialized fields.
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
Competition
BD operates in the increasingly complex and challenging medical technology marketplace. Technological advances and scientific discoveries have accelerated the pace of change in medical technology, the regulatory environment of medical products is becoming more complex and vigorous, and economic conditions have resulted in a challenging market. Companies of varying sizes compete in the global medical technology field. Some are more specialized than BD with respect to particular markets, and some have greater financial resources than BD. New companies have entered the field, particularly in the areas of molecular diagnostics, non-traditional point of care and at-home testing, safety-engineered devices and in the life sciences.

Additionally, established companies have diversified their business activities into the medical technology area. Other firms engaged in the distribution of medical technology products have become manufacturers of medical devices and instruments as well. Acquisitions and collaborations by and among companies seeking a competitive advantage also affect the competitive environment. In addition, the entry into the market of low-cost manufacturers has created increased pricing pressures. BD competes in this evolving marketplace on the basis of many factors, including price, quality, innovation, service, reputation, distribution and promotion. The impact of these factors on BD’s competitive position varies among BD’s various product offerings. In order to remain competitive in the industries in which it operates and to boost supply reliability and productivity, BD continues to make investments in R&D, quality management, quality improvement, product innovation, manufacturing and supply chain. See further discussion of the risks relating to competition in the medical technology industry in Item 1A. Risk Factors.
Market Access and Third-Party Reimbursement
BD’s customers and the patients our customers serve rely on public and private payers to reimburse and/or cover some or all the cost of procedures, products and services. BD actively engages with the payer community, medical societies and other stakeholders in order to navigate market access trends and appropriately communicate value propositions for a broad range of BD medical technologies. However, BD has no direct control over payer decision-making with respect to coverage and payment levels for BD products.
The manner and level of reimbursement is determined at the payer’s discretion and may depend on a variety of factors, including but not limited to site of care, procedure(s) performed, patient diagnosis, the device(s) and/or drug(s) utilized, available budget, health equity, beneficiary access or a combination of these factors. The providers that we serve are also evaluating changes in the healthcare reimbursement landscape and coverage elements leading to their own decision-making on what they will ultimately pay for various medical technologies or procedures, which could positively or negatively impact sales of BD products in any given country for any given product at any given time.
Vertical integration of health systems has created a concentrated market among commercial payers in the U.S. and there is an increased focus globally on payment policies that serve to control healthcare spending while also rewarding quality and patient outcomes. Governments around the world continue to consider and transition to value-based payment reforms similar to the U.S. Patient Protection and Affordable Care Act (PPACA) that would drive improved value and quality- and resource-based reimbursement. For example, the Centers for Medicare & Medicaid Services’ (CMS) established a 2030 goal of transitioning all Medicare fee-for-service beneficiaries to a “care relationship” to ensure the agency’s accountability of quality and cost of care. Whether these changes are driven by legislative efforts, strategic alliances or market conditions, the global landscape continues to enhance cost control efforts through “pay for performance” mechanisms and bidding and tender policies that focus on quality and performance.
Examining reimbursement and continually assessing the broader healthcare funding landscape is a strategic consideration in the development and marketing of medical technology. Advancing coding, coverage and payment strategies reduce barriers to adoption, improve affordability and are critical to ensuring patient and provider access to medical technologies. Market access strategies are also critical in ensuring commercial priorities are meeting the demand for critical healthcare needs globally and locally.
Regulation
General
BD's operations are global and are affected by complex state, federal and international laws relating to healthcare, environmental protection, occupational health and safety, antitrust, anti-corruption, marketing, fraud and abuse (including anti-kickback and false claims laws), export control, product safety and efficacy, employment, privacy and other areas.
BD’s medical technology products and operations are subject to regulation by the U.S. Food and Drug Administration (“FDA”) and various other federal and state agencies, as well as by foreign governmental agencies. These agencies enforce laws and regulations that govern the development, testing, manufacturing, labeling, advertising, marketing and distribution, and market surveillance of BD’s medical products. The scope of the activities of these agencies, particularly in the Europe, Japan, Latin America, and Asia Pacific regions in which BD operates, has been increasing.
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
Following an inspection that began in March 2020 of our Medication Management Systems facility (CareFusion 303, Inc.) in San Diego, California, the FDA issued to BD a Form 483 Notice (the “Form 483 Notice”) that contains a number of observations of non-conformance with the FDA’s quality system regulations. In December 2021, the FDA issued to CareFusion 303, Inc. a letter of non-compliance with respect to the Consent Decree (the “Non-Compliance Letter”) stating that, among other things, it had determined that certain of BD’s corrective actions with respect to the Form 483 Notice appeared to be adequate, some were still in progress such that adequacy could not be determined yet, and certain others were not adequate (e.g., complaint handling and corrective and preventive actions (“CAPA”), design verification and medical device reporting). Per the terms of the Non-Compliance Letter, CareFusion 303, Inc. provided the FDA with a proposed comprehensive corrective action plan and has retained an independent expert to conduct periodic audits of the CareFusion 303, Inc. infusion pump facilities through 2025. CareFusion 303, Inc. will update its corrective action plan to address any observations that may arise during the course of these audits. The FDA’s review of the items raised in the Form 483 Notice and Non-Compliance Letter remains ongoing, and no assurances can be given regarding further action by the FDA as a result of the observations, including but not limited to action pursuant to the Consent Decree, or that corrective actions proposed by CareFusion 303, Inc. will be adequate to address these observations. Additionally, we cannot currently predict the amount of additional monetary investment that will be incurred to resolve this matter or the matter’s ultimate impact on our business.

The Consent Decree authorizes the FDA, in the event of any violations in the future, to order us to cease manufacturing and distributing infusion pumps, recall products and take other actions. We may be required to pay damages of $15,000 per day per violation if we fail to comply with any provision of the Consent Decree, up to $15 million per year.
We may be obligated to pay more costs in the future because, among other things, the FDA may determine that we are not fully compliant with the Consent Decree and Non-Compliance Letter and therefore impose penalties under the Consent Decree, and/or we may also be subject to future proceedings and litigation relating to the matters addressed in the Consent Decree, including, but not limited to, additional fines, penalties, other monetary remedies, and expansion of the terms of the Consent Decree. As of September 30, 2023, we do not believe that a loss is probable in connection with the Consent Decree, and accordingly, we have no accruals associated with compliance with the Consent Decree.
As previously disclosed, on July 21, 2023, BD received 510(k) clearance from the FDA for its updated BD Alaris™ Infusion System, which enables both remediation and a return to market for the BD Alaris™ Infusion System. This clearance covers updated hardware features for Point-of-Care Unit (PCU), large volume pumps, syringe pumps, patient-controlled analgesia (PCA) pumps, respiratory monitoring and auto-identification modules. It also covers a new BD Alaris™ Infusion System software version with enhanced cybersecurity, along with interoperability features that enable smart, connected care with electronic medical record systems. To address all open recalls and ensure all devices at customer sites are running the most recent version of the BD Alaris™ Infusion System Software, all of the current BD Alaris™ Infusion System devices in the U.S. market will be remediated or replaced with the updated 510(k) cleared version over the next several years.
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
At a broader level, there is increased focus on the use and emission of ethylene oxide by the U.S. Environmental Protection Agency and state environmental regulatory agencies. Additional regulatory requirements associated with the use and emission of ethylene oxide may be imposed in the future, either domestically or outside the U.S. Ethylene oxide is the most frequently used sterilant for medical devices and healthcare products in the U.S., and in certain cases is the only option to sterilize critical medical device products for the safe administration to patients. This increased regulation could require BD or sterilization service providers, including providers used by BD, to temporarily suspend operations to install additional emissions control technology, limit the use of ethylene oxide or take other actions, which would impact BD’s operations and further reduce the available capacity to sterilize medical devices and healthcare products, and could also result in additional costs. To this end, BD has proactively installed fugitive emissions controls at our facilities in East Columbus, NE and Sandy, UT, though such controls are not currently required by law. A few states have filed lawsuits to require additional air quality controls and expand limitations on the use of ethylene oxide at sterilization facilities. For example, in December 2020, the State of New Mexico filed a lawsuit seeking a temporary restraining order and a preliminary and permanent injunction against a major medical device sterilizer, which sterilizes certain of our surgery products, to reduce ethylene oxide emissions associated with their sterilization process. On April 13, 2023, the U.S. Environmental Protection Agency (“EPA”) published a proposed revision to the National Emission Standards for Hazardous Air Pollutants: Ethylene Oxide Emissions Standards for Sterilization Facilities and a Pesticide Registration Review; Proposed Interim Decision and Draft Risk Assessment Addendum for Ethylene Oxide. BD submitted comments on these proposed regulations. We cannot predict what any final regulations adopted by the EPA may require and therefore we are not able to assess the impact they may have on our sterilization facilities, on the third-party sterilization facilities that BD utilizes and our operations more generally. It is possible that there may also be increased regulation outside the U.S. If any existing regulatory requirements or any such proceedings or rulemaking result in the suspension, curtailment or interruption of sterilization operations at BD or at medical device sterilizers used by BD, or otherwise limit the availability of third-party sterilization capacity, this could interrupt or otherwise adversely impact production of certain of our products or lead to civil litigation or other claims against BD. BD has business continuity plans in place to mitigate the impact of any such disruptions, although these plans may not be able to fully offset such impact, for the reasons noted above.
For further discussion of risks relating to the regulations to which we are subject, see Item 1A. Risk Factors.
Human Capital Management
At BD, our associates are guided by our Purpose of advancing the world of healthTM and The BD WAY, our cultural foundation that encompasses our core values, servant leadership expectations and the mindset we bring to our work. Our associates are empowered to contribute their unique ideas and experiences to fuel innovation and improve patient outcomes. As of September 30, 2023, BD is comprised of approximately 73,000 associates located in over 62 countries. Attracting, developing and retaining talented people in all different functions is crucial to executing our strategy and our ability to compete effectively in a highly competitive medical technology industry. Our ability to recruit and retain such talent depends on several factors, including compensation and benefits, talent development and career opportunities, and our unique culture. To that end, we continually invest in our associates to be an employer of choice.
Inclusion, Diversity & Equity
For BD, diversity refers to the practice of including the many communities and backgrounds that make up our Company and the world we serve. Diversity reflects our culture of inclusion, welcoming people of all different ethnicities, abilities, cultures, genders, religions, ages, sexual orientation, identity, experiences and tenure, as well as people with diverse opinions, perspectives, lifestyles, and ideas. Our associates possess a broad range of beliefs and experiences which have helped BD achieve our leadership position in the medical technology industry and the global marketplace. A key component of our journey to continually build a better BD is our commitment to global inclusion, diversity and equity (“ID&E”). We believe this commitment, coupled with our purpose and culture, allows us to better understand patient and customer needs and develop innovative technologies to meet those needs.
Each year, we establish annual corporate ID&E goals focused on equity and inclusion. In addition, our executive leaders serve as sponsors to our nine global Associate Resource Groups (“ARGs”) that enable all associates to contribute their talents and skills to help advance opportunity for everyone. Our ARGs are empowered to set strategic goals aligned with their mission and centered around efforts to advance our company, local communities and each BD associates’ career, while fostering a sense of belonging, allyship, and professional development opportunities.
Externally, we are building on our existing momentum and remain involved in industry ID&E efforts with the Advanced Medical Technology Association (“AdvaMed”) to improve diversity in the medical technology industry. We remain committed to sustaining meaningful, long-term strategic partnerships and programs to help address equitable access to care and advance the health of our communities around the world. This work impacts under-resourced communities, both in developed and underdeveloped countries. Through the BD Helping Build Healthy Communities™ initiative, which is funded by BD and the BD Foundation, and implemented jointly by Direct Relief and the National Association of Community Health Centers, we have provided 52 awards to community health centers in 20 states since 2013, with a total commitment of $21.7 million in cash and product donations to advance health equity in the U.S.
BD also has a longstanding history of associate volunteerism that is enabled through our public-private partnerships and collaborations with non-government organizations. We sponsor volunteer service trips and other meaningful volunteer opportunities to help strengthen health systems and enable an environment that can maintain critical competences and resources needed to improve delivery of care. Associates are empowered to serve organizations and causes that are important to them in their local communities. This includes a matching gift program, paid time off to volunteer, and an award program to give grants to non-profit organizations in honor of associates who engage in exceptional volunteer efforts.
These collective efforts have garnered recognition from respected organizations across the country, including Disability:IN’s Best Places to Work for Disability Inclusion, Bloomberg’s Gender Equality Index,
and Diversity Inc.’s Noteworthy Companies award, as well as awards for LGBTQ and women inclusion. In addition, we were awarded Best Code of Conduct and ranked a top ten company in the U.S. Transparency Awards by Labrador and named to the 100 Best Corporate Citizens list by 3BL, placing in the top two in the healthcare equipment and services industry. While we celebrate the recognition we have received, we remain committed and accountable to the work required within our company and beyond our corporate walls to build and maintain equity, acceptance, and accessibility for everyone.

BD 2023 Workforce Diverse Representation

	Gender (Global)	Year-Over-Year Change	Race (U.S. Only)	Year-Over-Year Change
Executive	30%	(1.3)%	23%	0
Management	41%	+0.4%	30%	+0.2%
All associates	49%	—	41%	(0.8)%
For the above table, we define “executives” as associates in positions of vice president and above. “Management” positions are defined as those in manager, director or equivalent roles. Ratios are determined by dividing the number of diverse associates by the total number of associates including associates who have not disclosed race and/or gender. Year-over-year change is a percentage point.

Associate Growth and Development
At BD we hold ourselves and each other accountable for learning and growing every day, which underscores our growth mindset culture. Our commitment to continuous improvement helps us become the best version of ourselves and we invest significant resources to develop talent with the right capabilities to deliver the growth and innovation needed to support our strategy and customers, both for today and for the future. Our enhanced Strategic Organizational Planning process is focused on building the organizational capabilities required in the years to come, and we offer associates and managers a robust offering of tools to help in their personal and professional development, including career development plans, mentoring programs, and in-house learning opportunities, including BD University, our in-house continuing education curriculum delivered through a "leaders-as-teachers" approach. With a deeply-rooted practice of investing in our next generation of leaders, BD offers associates a number of leadership development programs, designed to enable our BD culture, cultivate leadership, and develop key organizational skills, and are delivered through an omnichannel approach that includes digital, virtual, and in person learning opportunities to help our associates learn when and how they like. Our robust manager curriculum is designed to help our more than 8,000 people managers become more effective servant leaders that create work environments that facilitate growth and success. We have also applied our growth mindset philosophy to our performance management approach with an increased focus on continuous learning and development to help us all achieve our best.
Associate Engagement
As we strive to be an employer of choice, we believe it is critical that our associates are informed, engaged, and can provide feedback. We communicate frequently and transparently with our associates through a variety of communication methods, including video and written communications, town hall meetings, associate surveys, and our company intranet, and acknowledge individual contributions to BD through a number of rewards and recognition award programs.
Our efforts to seek ongoing feedback help us better understand what we are doing well and how we can improve the associate experience. In addition to encouraging a speak-up culture between associates, their managers, and cross-functional teams, we conduct employee engagement surveys to provide all associates with an opportunity to share their perspective and we take appropriate action in response.
In addition to helping associates stay engaged, we also work to foster and reinforce an inclusive culture where diverse perspectives are valued. This year, our ARGs continued to host company-wide dialogues and panel sessions to advance our business and cultural priorities and engage and foster conversations and awareness among associates on timely topics of racial injustice, career progression, social constructs, LGBTQIA+ education and equity, eliminating bias, healthcare inequity and access, and mental/emotional well-being during turbulent times. We continue to engage in discussions as a company on intersectionality, inclusion and belonging.
Compensation, Benefits and Well-being
Our total rewards program is designed to attract and retain top talent and to incentivize performance aligned with our business strategy and values. We offer a comprehensive total rewards program aimed at promoting overall well-being in support of the varying health, home-life, and financial needs of our diverse and global associates. Through our integrated global approach to well-being, we provide support, education, and resources to empower associates across all geographies to prioritize their well-being and build resilience in the physical, emotional, financial, and social areas of life. To enable associates to take action in support of their overall well-being, our total rewards packages (which vary by location) include market-competitive pay, broad-based stock grants and bonuses, healthcare benefits and retirement savings plans, paid time off and family leave, flexible work schedules, on-site health and fitness centers, free physicals and flu vaccinations, well-being education and resources, employee assistance programs and other mental health support and resources. Each year we review and implement program enhancements and investments to ensure our benefits are inclusive and representative of the needs of BD associates and their families. Additionally, over the last several years in the

U.S., we have increased efforts to mitigate the impact of rising healthcare costs and to offer more cost effective benefit options, with a specific focus on affordability for BD associates earning $50,000 per year or less.
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
In addition, the written charters of the Audit Committee, the Compensation and Human Capital Committee, the Corporate Governance and Nominating Committee, the Executive Committee and the Quality and Regulatory Committee of the Board of Directors, BD’s Corporate Governance Principles and its Code of Conduct, are available and may be printed free of charge at BD’s website at www.investors.bd.com/corporate-governance. Printed copies of these materials, this 2023 Annual Report on Form 10-K, and BD’s reports and statements filed with, or furnished to, the SEC, may also be obtained, without charge, by contacting the Corporate Secretary, BD, 1 Becton Drive, Franklin Lakes, New Jersey 07417-1880, telephone 201-847-6800. In addition, the SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov.
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
General global economic downturns and macroeconomic trends, including heightened inflation, capital market volatility, interest rate and currency rate fluctuations, and economic slowdown or recession, may result in unfavorable conditions that could negatively affect demand for our products and services, or the prices we can charge for our products, disrupt our supply chain, impair our ability to produce our products, increase borrowing costs and exacerbate some of the other risks that affect our business, financial condition and results of operations. In addition, general economic conditions may impact the healthcare industry, including reductions in capital spending, changes in the delivery of healthcare services and increasing labor disputes, which could in turn affect demand for our products and services. Both domestic and international markets experienced inflationary pressures in fiscal year 2023 and we expect inflation to persist in the future but at lower levels than in fiscal year 2023. In addition, the Federal Reserve in the U.S. and other central banks in various countries have raised, and may again raise, interest rates in response to concerns about inflation, which, coupled with reduced government spending and volatility in financial markets, may have the effect of further increasing economic uncertainty and heightening these risks. Interest rate increases or other government actions taken to reduce inflation could also result in recessionary pressures in many parts of the world. Furthermore, currency exchange rates have been especially volatile in the recent past, and these currency fluctuations have affected, and may continue to affect, the reported value of our assets and liabilities, as well as our cash flows. In addition, we have previously experienced delays in collecting government receivables in certain countries due to economic conditions, and we may experience similar delays in the future in these and other countries or regions experiencing financial problems.
We have also experienced, and may continue to experience, significant challenges in our global supply chain, including shortages in supply, or disruptions or delays in shipments, of certain materials or components used in our products, and related price increases. While to date, we have been able to manage the challenges associated with these delays and shortages without significant disruption to our business, no assurance can be given that these efforts will continue to be successful.
Our international operations subject us to certain business risks.
A substantial amount of our sales come from our operations outside the U.S., and we intend to continue to pursue growth opportunities in foreign markets, especially in emerging markets. Our foreign operations subject us to certain commercial, political and financial risks. In addition to fluctuations in foreign currency exchange (discussed above), our business in these foreign markets is subject to changing political, social, and geopolitical conditions, such as the evolving situations in Ukraine, the Middle East and Asia, including any political instability resulting from war, terrorism, insurrections and civil unrest, and changing economic conditions in these markets, such as inflation, deflation, interest rate volatility and credit availability. Additionally, a number of factors, including U.S. relations with the governments of the foreign countries in which we operate, changes to international trade agreements and treaties, changes in tax laws and regulations, economic sanctions, export controls, restrictions on the ability to transfer capital across borders, tariffs and other increases in trade protectionism and barriers to market participation, or the weakening or loss of certain intellectual property protection rights in some countries, may affect our business, financial condition and results of operations. Foreign regulatory requirements, including those related to the testing, authorization, and labeling of products and import or export licensing requirements, could affect the availability of our products in these markets. In addition to these broader market conditions, our operations may also be impacted by a variety of local factors, such as competition from local companies, local product preferences and requirements, and changes in local healthcare payment systems and healthcare delivery systems. We also experience longer payment terms for account receivables in foreign jurisdictions than we experience in the U.S., and we face increased difficulty in establishing, staffing and managing our foreign operations.
The success of our operations outside the U.S. also depends, in part, on our ability to make necessary infrastructure enhancements to, among other things, our production facilities and sales and distribution networks. These and other factors may adversely impact our ability to pursue our growth strategy in these markets.
In addition, our international operations are governed by the U.S. Foreign Corrupt Practices Act and similar foreign anti-corruption laws. Global enforcement of anti-corruption laws has increased substantially in recent years, with more enforcement proceedings by U.S. and foreign governmental agencies and the imposition of significant fines and penalties. While we have implemented policies and procedures relating to compliance with these laws, our international operations, which often involve customer relationships with foreign governments, create the risk that there may be unauthorized payments or offers of payments made by employees, consultants, sales agents or distributors. We are also subject to certain U.S. and foreign laws and regulations that restrict BD from transacting business with, or making investments in, certain countries, governments, entities and individuals subject to U.S. or foreign economic sanctions or export restrictions. Any alleged or actual violations of these laws may subject us to government investigations and significant criminal or civil sanctions and other liabilities, and negatively affect our reputation and could result in a material adverse effect on our business, results of operations, financial condition and cash flows.
The medical technology industry is very competitive.
We are a global company that faces significant competition from a wide range of existing competitors and new market entrants. These include large medical device companies with multiple product lines, some of which may have greater financial and other resources than we do, as well as firms which are more specialized than we are with respect to particular markets or product lines. Non-traditional entrants, such as technology companies, are also entering into the healthcare industry and some may have greater financial and other resources than we do. We face competition across all our product lines and in each market in which our products are sold on the basis of product features, clinical or economic outcomes, product quality, availability, price, services and other factors. Our ability to compete is also impacted by changing customer preferences and requirements, including increased focus on products using materials of concern and demand for more environmentally friendly products, and for products incorporating digital capabilities, as well as changes in the ways healthcare services are delivered (including the transition of more care from acute to non-acute settings and increased focus on chronic disease management). The shift of care from acute to non-acute settings may also place financial pressure on hospitals and broader healthcare systems that could result in less demand for our products and services. Cost containment efforts by governments and the private sector are also resulting in increased emphasis on products that reduce costs, improve clinical results and expand patient access. Changes in regulatory or market standards, including without limitation cybersecurity requirements, often require significant investment to maintain compliance to relevant standards. Our ability to remain competitive will depend on how well we meet these changing market and regulatory demands in terms of our product offerings and go-to-market approaches.
The medical technology industry is also subject to rapid technological change, discovery and frequent product introductions. The development of new or improved products, processes or technologies by other companies (such as needle-free injection technology or novel medical therapies) that provide better features, pricing, clinical outcomes or economic value may render our current products or subsequently developed products obsolete or less competitive. In some instances, competitors, including pharmaceutical companies, also offer (or are attempting to develop) alternative therapies for disease states that may be delivered without a medical device. Lower cost producers have also created pricing pressure, particularly in developing markets.
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
A substantial amount of our revenue is derived from international operations, and we anticipate that a significant portion of our future sales will continue to come from outside the U.S. The revenues we report with respect to our operations outside the U.S. have been and may continue to be adversely affected by fluctuations in foreign currency exchange rates, which are caused by a number of factors, including changes in a country's political and economic policies and inflationary conditions. Furthermore, currency exchange rates have been especially volatile in the recent past, and these currency fluctuations have affected, and may continue to affect, the reported value of our assets and liabilities, as well as our cash flows. A discussion of the financial impact of exchange rate fluctuations and the ways and extent to which we may attempt to address any impact is contained in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations. Any exchange rate hedging activities we engage in may only offset a portion of the adverse financial impact resulting from unfavorable changes in foreign currency exchange rates. We cannot predict with any certainty changes in foreign currency exchange rates or the degree to which we can effectively mitigate these risks.

Market dynamics, changes in reimbursement practices and coverage policies and third-party payer cost containment measures could affect the demand for our products and the prices at which they are sold.
The sale of our products and market access to BD products and services depends, in part, on the healthcare funding landscape as well as how healthcare providers and facilities are reimbursed by public and private payers. Coverage policies and reimbursement levels can vary across the payer community globally, regionally, and locally, and may affect which products customers purchase, the market acceptance rate for new technologies and the prices customers are willing to pay for those products in a particular jurisdiction. Furthermore, any changes to the coverage or reimbursement landscape, or adverse decisions relating to our products by administrators of these systems could significantly reduce reimbursement for procedures using our products or result in denial of reimbursement for those products, which could adversely affect customer demand, or the price customers are willing to pay for such products. See “Third-Party Reimbursement” under Item 1. Business.
A global trend towards limiting growth of healthcare costs may also put industry-wide pressure on medical device or clinical diagnostic pricing. In the U.S., these include value-based purchasing and managed care arrangements. Governments in China and other countries are also using various mechanisms to control healthcare expenditures, including increased use of competitive bidding and tenders as well as price regulation, such as volume-based procurement programs (“VoBP”), which have unfavorably impacted our revenues and may continue to impact our results of operations in certain countries.
Our future growth is dependent in part upon the development of new products, and there can be no assurance that such products will be developed.
A significant element of our strategy is to increase revenue growth by focusing on innovation and new product development. New product development requires significant investment in R&D, clinical trials and regulatory approvals. The results of our product development efforts may be affected by a number of factors, including our ability to anticipate customer needs, innovate and develop new products and technologies, successfully complete clinical trials, obtain regulatory approvals and reimbursement in the U.S. and abroad, manufacture products in a cost-effective manner, obtain appropriate intellectual property protections, and gain and maintain market acceptance of our products. In addition, patents attained by others can preclude or delay our commercialization of a product. There can be no assurance that any products now in development, or that we may seek to develop in the future, will achieve technological feasibility, obtain regulatory approval or gain market acceptance. If we are unable to develop and launch new products, our ability to maintain or expand our market position in the markets in which we participate may be negatively impacted. Even if we successfully develop new products or enhancements or new generations of existing products, they may be quickly rendered obsolete by changing customer preferences, changing industry or regulatory standards, or competitors’ innovations.
We are subject to risks associated with public health crises, such as pandemics and epidemics, including COVID-19, which could have a material adverse effect on our business. The nature and extent of future impacts are highly uncertain and unpredictable.
We are subject to risks associated with public health crises, such as pandemics and epidemics, including COVID-19, which could result in reductions in the demand for certain of our products. While the direct impact of COVID-19 and many of the preventive measures moderated in FY2023, any resurgence of COVID-19, or the outbreak of any other epidemic or pandemic, or the reinstatement of similar preventive measures in the future could negatively impact the global economy and our business, financial condition and results of operations.
In addition, public health crises and the resulting volatility in supply and demand may impact our global supply chain network, including shortages in supply or disruptions or delays in shipments, as well as price increases, of certain materials or components used in our products and increases in transportation costs. The COVID-19 pandemic changed the ways healthcare services are delivered due to budget constraints and staffing shortages, particularly shortages of nursing staff, which could impact the future demand for our products and services.

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
To the extent COVID-19 or other public health crises adversely affect our operations and global economic conditions more generally, it may also have the effect of heightening many of the other risks described herein.
Reductions in customers’ research budgets or government funding may adversely affect our business.
We sell products to researchers at pharmaceutical and biotechnology companies, academic institutions, government laboratories and private foundations. Research and development spending of our customers can fluctuate based on spending priorities and general economic conditions. A number of these customers are also dependent for their funding upon grants from U.S. government agencies, such as the U.S. National Institutes of Health and similar agencies in other countries. The level of government funding of research and development is unpredictable. The availability of governmental research funding may be adversely affected by economic conditions and governmental spending reductions, particularly during periods of economic uncertainty. Any reduction or delay in governmental funding could cause our customers to delay or forego purchases of our products.
We need to attract and retain key employees to be competitive.
Our ability to compete effectively depends upon our ability to attract and retain executives, key employees and other associates. Competition for experienced employees, particularly for persons with certain technical competencies in some geographies, can be a challenge. Additionally, we need qualified managers and skilled employees with technical, manufacturing and distribution experience to operate our business successfully. Our ability to recruit and retain such talent will depend on a number of factors, including how BD’s compensation, benefits, work location, corporate culture and work environment compares with those offered by our competitors and other local employers. While there has been a slight improvement in what had been an intensely competitive labor market, there continues to be pressure on skilled labor in certain markets. A sustained labor shortage or increased turnover rates within our employee base has lead to, and may continue to lead to, increased costs, such as an increase in overtime necessary to meet demand and increased wages and benefit costs to attract and retain skilled employees, and could negatively affect our ability to efficiently operate our manufacturing and distribution facilities and overall business. If we cannot effectively recruit and retain qualified executives and skilled employees, we could encounter operational disruptions or other negative consequences to our business, financial condition or results of operations.
The military conflict between Russia and Ukraine may adversely affect our business, financial condition and results of operations.
The military conflict in Ukraine has increased global economic and political uncertainty. Furthermore, governments in the U.S., United Kingdom, and European Union have each imposed export controls on certain products and financial and economic sanctions on certain industry sectors and parties in Russia, and additional controls and sanctions could be enacted in the future. We continue to actively monitor the situation in Russia and Ukraine and assess its impact on our business, including our suppliers and customers. We have no manufacturing facilities or significant operations in Russia or Ukraine and as such, to date, the conflict has not had a material impact on our business, financial condition or results of operations. However, it is possible that the conflict in Ukraine may escalate or expand, and the scope, extent and duration of the military action, current or future sanctions and resulting market and geopolitical disruptions could be significant. We cannot predict the impact the conflict may have on the global economy or our business, financial condition and operations in the future. The Russia and Ukraine conflict may also heighten the impact of other risks factors described herein. These potential effects could include but are not limited to increased inflation, volatility in prices for transportation, energy, commodities and other raw materials, constraints on the availability for us and our suppliers of commodities and other raw materials, including cobalt and energy sources, disruptions in the global supply chain, decreased demand for certain of our products, disruptions to our global technology infrastructure, including through cyberattacks, ransom attacks or cyber-intrusion, adverse changes in international trade policies and relations, increased exposure to foreign currency fluctuations, and constraints, volatility or disruptions in the credit and capital markets.
Operational Risks
Breaches or breakdowns of our information and technology systems could have a material adverse effect on our operations.
We use a large number of information and technology systems to operate our business. We process, transmit, and store electronic information in our day-to-day operations, including sensitive personal or proprietary information. In addition, we rely on networks and services, including internet sites, cloud and software-as-a-service (“SaaS”) solutions, platform-as-a-service (“PaaS”) solutions, data hosting and processing facilities, tools and other hardware, software (including open-source software) and technical applications and platforms, including some that are managed, hosted, provided and/or used by third-party providers, to assist in conducting our business. Some of our products include information systems that collect data regarding patients and patient therapy on behalf of our customers and some connect to our systems for maintenance purposes.
Cyberattacks continue to increase in frequency, sophistication and intensity, and are becoming increasingly difficult to detect for periods of time, especially as they relate to attacks on third-party providers or their vendors. Such attacks are often carried out by motivated and highly skilled actors, who are increasingly well-resourced. Our information systems, as well as those of various third parties on which we rely, have experienced, and are likely to continue to experience, a variety of cybersecurity attacks including, but not limited to, unauthorized access, malicious code execution and/or phishing- attacks. Geopolitical events have also increased cybersecurity risks on a global basis. In this increasingly hostile environment, we, or our third-party providers, could suffer a loss or disclosure of certain business information (or information regarding third parties stored in our systems) due to any number of causes ranging from catastrophic events or power outages to improper data handling or security breaches. These breaches and cyberattacks could result in our intellectual property and other confidential or proprietary information being accessed, destroyed or stolen, which could adversely affect our competitive position in the market. Likewise, we or our third-party providers could suffer disruption of our operations and other significant negative consequences, including increased costs for security measures or remediation, lost revenue, manufacturing challenges or disruption, diversion of management attention, reputational damage, litigation and damage to our relationships with vendors, business partners and customers.
Unauthorized tampering, adulteration or interference with our products may also create issues with product functionality that could result in a loss of data, risk to patient safety and product recalls or field actions. Cyberattacks could also result in unauthorized access to our systems and products, which could impact our compliance with privacy and other laws and regulations and could result in actions by regulatory bodies or civil litigation.
Cyberattacks are becoming more sophisticated, frequent and adaptive. While we have made investments to address these threats and continue to dedicate significant resources to protect against unauthorized access of our systems and products, and we continue to work with government authorities and third-party providers to detect and reduce the risk of future cyber incidents, there can be no assurances that these protective measures will prevent future attacks that could have a material adverse impact on our business.
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
We purchase many different types of raw materials and components used in our products, some of which are not available from multiple sources. In addition, for quality assurance, cost-effectiveness and other reasons, certain raw materials and components are purchased from sole suppliers. The price and supply of these materials and components may be impacted or disrupted for reasons beyond our control, including supplier shutdowns, supplier capacity constraints, supplier insolvencies, labor disruptions, transportation delays, inflationary pricing pressures, work stoppages, labor shortages, extreme weather events, geopolitical developments, global economic uncertainty or downturns, sanctions and trade restrictions, and other governmental regulatory actions (such as in the area of materials of concern). We have experienced, and may continue to experience, significant challenges to our global transportation channels and other aspects of our global supply chain network, including to the cost and availability of energy, raw materials and components due to shortages and cost inflation.
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
At a broader level, there is increased focus on the use and emission of ethylene oxide by the EPA and state environmental regulatory agencies. Additional regulatory requirements associated with the use and emission of ethylene oxide for sterilization may be imposed in the future, both domestically and outside the U.S. In April 2023, the EPA published proposed regulations relating to commercial sterilizers. We cannot predict what any final regulations adopted by the EPA may require and therefore we are not able to assess the impact they may have on our sterilization facilities, on the third-party sterilization facilities that BD utilizes or on our operations more generally. This increased regulation could require BD or sterilization service providers, including providers used by BD, to temporarily suspend operations to install additional emissions control technology, limit the use of ethylene oxide or take other actions, which would impact BD’s operations and further reduce the available capacity to sterilize medical devices and healthcare products, and could also result in additional costs. If any existing regulatory requirements or any such regulatory actions or rulemaking result in the suspension or interruption of sterilization operations at BD or at medical device sterilizers used by BD, or otherwise limit the availability of third-party sterilization capacity, this could interrupt or otherwise adversely impact production of certain of our products or lead to civil litigation or other claims against BD. BD has business continuity plans in place to mitigate the impact of any such disruption, although these plans may not be able to fully offset such impact, for the reasons noted above. See “Item 1. Business - Regulation” for a discussion of the consent order BD entered into with the Environmental Protection Division of the Georgia Department of Natural Resources and the risk related to sterilization operations generally.
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
There has been increased focus by federal, international, state and local regulatory and legislative bodies to combat and/or limit the effects of climate change through a variety of means, including regulating greenhouse gas emissions (and requirements to disclose climate-related risks and metrics, including greenhouse gas emissions), policies mandating or promoting the use of renewable or zero-carbon energy and sustainability initiatives, and additional taxes on fuel and energy. If legislation or regulations are enacted or promulgated in the United States or in any other jurisdiction in which we do business that impose more stringent restrictions and requirements than our current legal or regulatory obligations, we and companies in our supply chain may experience increased compliance burdens and costs to meet the regulatory obligations, which could cause disruption in the sourcing, manufacturing and distribution of our products and adversely affect our business, financial condition or results of operations.
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
Legal, Quality and Regulatory Risks
We are subject to lawsuits.
We are or have been a defendant in a number of lawsuits, including, among others, purported class action lawsuits for alleged antitrust violations and violations of federal securities laws, product liability claims (which may involve lawsuits seeking class action status or seeking to establish multi-district litigation proceedings, including pending claims relating to our hernia repair implant products, surgical continence and pelvic organ prolapse products for women, vena cava filter products and implantable ports), and suits alleging patent infringement. We also are or have been subject to government subpoenas and civil investigative demands seeking information with respect to alleged violations of law, including in connection with federal and/or state healthcare programs (such as Medicare or Medicaid), federal contracting requirements and/or sales and marketing practices. A more detailed description of certain litigation to which we are a party is contained in Note 6 to the consolidated financial statements included in Item 8. Financial Statements and Supplementary Data. We could be subject to additional lawsuits, governmental investigations, subpoenas and civil investigative demands in the future. Any such lawsuits, governmental investigations, subpoenas and civil investigative demands could ultimately have a material adverse effect on our results of operations, financial condition and liquidity, and could distract management from the operations of the business.

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
We are subject to extensive regulation.
Our operations are global and are affected by complex state, federal and international laws relating to healthcare, environmental protection, occupational health and safety, antitrust, anti-corruption, marketing, fraud and abuse (including anti-kickback and false claims laws), export control, product safety and efficacy, employment, privacy and other areas. Violations of these laws can result in criminal or civil sanctions, including substantial fines and, in some cases, exclusion from participation in healthcare programs such as Medicare and Medicaid. Environmental laws, particularly with respect to climate change and the emission of greenhouse gases, are also becoming more stringent throughout the world, which may increase our costs of operations or necessitate closures of, or changes to, our manufacturing plants or processes or those of our suppliers, or result in liability to BD. The enactment of additional laws and reporting requirements in the future or changes in the interpretation of existing laws or regulations may increase our compliance costs or otherwise adversely impact our operations and financial performance.
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
As previously disclosed, on July 21, 2023, BD received 510(k) clearance from the FDA for its updated BD Alaris™ Infusion System, which enables both remediation and a return to market for the BD Alaris™ Infusion System. In accordance with our commitments to the FDA, all of the current BD Alaris™ Infusion System devices in the U.S. market will be remediated or replaced with the updated 510(k) cleared version over the next several years. The overall timing and cost of replacement or remediation of the BD Alaris™ Infusion Systems and return to market in the U.S. may be impacted by, among other things, customer readiness, supply continuity, and our continued engagement with the FDA.
In addition, the European Union (“EU”) has adopted the EU Medical Device Regulation (the “EU MDR”) and the In Vitro Diagnostic Regulation (the “EU IVDR”), each of which impose stricter requirements for the marketing and sale of medical devices, including in the area of clinical evidence requirements, quality systems and post-market surveillance. The EU MDR has been fully operational for previously approved self-certified medical devices since May 2021. In February 2023, the EU Parliament voted to extend the EU MDR transition timeline, which postpones application until 2027 for higher-risk Class III and implantable IIb devices (excluding WET devices) and 2028 for Class IIa, Class IIb (excluding Class IIb implantable non-WET devices), and Class I sterile devices or Class I devices with measuring function. This longer transition timeline applies only to devices that are transitioning to MDR and meet other specific conditions set out in the EU IVDR. The EU IVDR has been fully applicable for manufacturers of in vitro diagnostic medical devices since May 2022. Complying with and maintaining devices under these regulations requires us to incur significant expenditures. Additionally, the availability of EU notified body services certified to the new requirements is limited, which may delay the marketing approval for some of our products under the EU MDR. Any such delays, or any failure to meet these requirements could adversely impact our business in the EU and other regions that tie their product registrations to EU conformity requirements.
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
The importance of privacy laws, rules and regulations for the healthcare and med-tech industry specifically is constantly growing, as personal data has become an integral part of doing business in our sector, and the legal standards are evolving and becoming more complex worldwide. For instance, the European General Data Protection Regulation (the “GDPR”), applicable as of 2018 and still one of the strictest and most comprehensive privacy laws in the world, is being continuously enforced, and increasingly heavy fines for GDPR violations are now being levied on businesses. Fines for noncompliance with the GDPR can amount to up to €20 million or 4% of the total worldwide annual turnover from the preceding financial year (whichever is higher) and may be imposed in conjunction with the exercise of the authority’s investigatory and corrective powers. The GDPR’s extraterritorial scope makes it applicable to our U.S.-based legal entities whenever our business activities, systems and products process the personal data of EU residents. Additionally, privacy laws, rules and regulations are also rapidly developing in other countries and at the state level in the U.S. in parallel with federal privacy laws protecting sensitive health information. These varying laws, rules, regulations and industry standards impact BD businesses to the extent they rely on the use of personal data and create significant compliance challenges while maintaining our global reach. In addition, certain privacy and data protection laws may apply to us indirectly through our customers, manufacturers, suppliers or other third-party partners. For example, non-compliance with applicable laws or regulations by a third-party partner that is processing personal data on our behalf may be deemed non-compliance by us or a failure by us to conduct proper due diligence on the third party, which could result in material fines or litigation. We also could be subject to additional expenses and liabilities in the event of an information security incident, including a cybersecurity breach, or the failure of an information technology system owned or operated by us or a third party with which we partner or its vendor.
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
Many of our businesses rely on patent, trademark and other intellectual property assets. These intellectual property assets, in the aggregate, are of material importance to our business. We can lose the protection afforded by these intellectual property assets through patent expirations, legal challenges or governmental action. Any patent applications we own or license may not result in patents being issued and any issued patents we obtain may not provide us with any competitive advantage. Furthermore, we may fail to accurately predict all of the countries where patent protection will ultimately be desirable, and if we fail to timely file a patent application in any such country, we may be precluded from doing so at a later date. Patents attained by competitors, particularly as patents on our products expire, may also adversely affect our competitive position. Competitors may design around our intellectual property to develop competing technologies and products without infringing our intellectual property rights. In addition, competitors may seek to invalidate patents on our products or claim that our products infringe upon, misappropriate or otherwise violate their intellectual property, which could result in a loss of competitive advantage or the payment of significant legal fees, damage awards and past or future royalties, as well as injunctions against future sales of our products. We also operate in countries that do not protect intellectual property rights to the same extent as in the U.S., which could make it easier for competitors to compete with us in those countries.
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

Name	Age	Position
Thomas E. Polen	50	Chairman since April 2021; Chief Executive Officer since January 2020; President since April 2017; Chief Operating Officer from October 2018 to January 2020; and Executive Vice President and President - Medical Segment from October 2014 to April 2017.
Richard Byrd	56	Executive Vice President and President, Interventional Segment since September 2022; Worldwide President, BD Medication Delivery Solutions from March 2019 to September 2022; Worldwide President, Preanalytical Systems from December 2016 to February 2019.
Christopher J. DelOrefice	52	Executive Vice President and Chief Financial Officer since September 2021; Vice President, Investor Relations, Johnson & Johnson from August 2018 to September 2021; Chief Financial Officer, North America Hospital Medical Devices, Johnson & Johnson from June 2017 to August 2018; and Vice President, Finance, North America, Johnson & Johnson Consumer, March 2014 to June 2017.
Antoine C. Ezell	54
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

Michael Garrison	55	Executive Vice President and President, Medical Segment since September 2022; Worldwide President, BD Medication Management Solutions from March 2020 to September 2022; Worldwide President, BD Surgery from December 2018 to March 2020; Vice President and General Manager Worldwide Infusion Systems from July 2016 to December 2018.
Roland Goette	61	Executive Vice President and President, EMEA since May 2017; and President, Europe from October 2014 to May 2017.
David B. Hickey	61
Executive Vice President and President, Life Sciences Segment since January 2021; President, Integrated Diagnostics Solutions from October 2019 to January 2021; and President, Diagnostic Systems from July 2016 to September 2019.

Pavan Mocherla	54	Executive Vice President and President, Greater Asia since July 2022; Country General Manager, South Asia/Managing Director from December 2017 to June 2022; Vice President of Strategic Innovation for Greater Asia from August 2017 to December 2017.
Shana Neal	58	Executive Vice President and Chief People Officer since April 2022; Chief Human Resources Officer of Owens & Minor from April 2018 to March 2022; Senior Vice President, Human Resources of BD from January 2017 to March 2018.
Michelle Quinn	55	Executive Vice President and General Counsel since April 2023; Senior Vice President, Deputy General Counsel and Chief Ethics and Compliance Officer from February 2022 to April 2023; Senior Vice President, Chief Ethics & Compliance Officer, Chief Regulatory Counsel from May 2019 to January 2023; Senior Vice President, Chief Compliance Officer from February 2019 to May 2019; Vice President, General Counsel of North America of Sandoz Inc. from January 2017 to January 2019.
David Shan	53	Executive Vice President and Chief Integrated Supply Chain Officer since January 2023; Executive Vice President and Chief Quality Officer from March 2020 to August 2023; Senior Vice President, Global Supply Chain from May 2018 to August 2020; Senior Vice President, Worldwide Operations Devices from December 2017 to May 2018.

Item  1B. Unresolved Staff Comments.
None.
Item 2.    Properties.
BD’s executive offices are located in Franklin Lakes, New Jersey. As of September 30, 2023, BD owned or leased 297 facilities throughout the world, comprising approximately 26,079,062 square feet of manufacturing, warehousing, administrative, and research facilities. The U.S. facilities, including those in Puerto Rico, comprise approximately 7,862,022 square feet of owned and 4,803,322 square feet of leased space. The international facilities comprise approximately 10,226,005 square feet of owned and 3,187,713 square feet of leased space. Sales offices and distribution centers included in the total square footage are also located throughout the world.
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
The U.S. facilities are located in Alabama, Arizona, California, Colorado, Connecticut, Florida, Georgia, Illinois, Indiana, Maryland, Massachusetts, Nebraska, New Jersey, New York, North Carolina, Ohio, Oklahoma, Oregon, Pennsylvania, Rhode Island, South Carolina, Tennessee, Texas, Utah, Virginia, Washington D.C., Washington, Wisconsin, and Puerto Rico.
The international facilities are as follows:
- Europe, Middle East, Africa, which includes facilities in Austria, Belgium, Bosnia, the Czech Republic, Denmark, Egypt, England, Finland, France, Germany, Ghana, Greece, Hungary, Ireland, Israel, Italy, Kenya, Luxembourg, Netherlands, Norway, Poland, Portugal, Russia, Saudi Arabia, South Africa, Spain, Sweden, Switzerland, Turkey, the United Arab Emirates and Zambia.
- Greater Asia, which includes facilities in Australia, Bangladesh, China, India, Indonesia, Japan, Malaysia, New Zealand, Pakistan, the Philippines, Singapore, South Korea, Taiwan, Thailand and Vietnam.
- Latin America & Caribbean, which includes facilities in Argentina, Barbados, Brazil, Chile, Colombia, the Dominican Republic, Mexico, Peru and Uruguay.
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

PART II
Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
BD’s common stock is listed on the New York Stock Exchange under the symbol "BDX". As of October 31, 2023, there were approximately 10,775 shareholders of record.
The table below sets forth certain information regarding BD’s purchases of its common stock during the fiscal quarter ended September 30, 2023.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (2)
July 1-31, 2023	1,084	$258.15	—	8,799,998
August 1-31, 2023	1,211	279.56	—	8,799,998
September 1-30, 2023	—	—	—	8,799,998
Total	2,295	$269.44	—	8,799,998

(1)Includes 2,295 shares purchased during the quarter in open market transactions by the trust relating to BD’s Deferred Compensation and Retirement Benefit Restoration Plan and 1996 Directors’ Deferral Plan.
(2)Represents shares available under a repurchase program authorized by the Board of Directors on November 3, 2021 for 10 million shares, for which there is no expiration date. In November 2023, the Company executed accelerated share repurchase agreements to repurchase $500 million of its common stock.
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
•Accelerating innovation in smart devices, robotics, analytics, and artificial intelligence in order to enable new care settings, streamline care workflows and remove administrative burdens for healthcare providers;
•Leveraging our global scale in order to provide equitable access to affordable medical technologies around the world, including in under-resourced markets;
•Supplementing our internal growth through strategic acquisitions in faster growing market segments; and
•Focusing on cash management and an efficient capital structure in order to drive balance sheet productivity and strong shareholder returns.

Simplify
•Driving operating effectiveness and margin expansion by increasing factory productivity and asset efficiencies;
•Reducing complexity, increasing agility and improving customer experience by rationalizing our product portfolio, as well as by simplifying and optimizing our architecture and operating model;
•Making strategic investments which prioritize a culture of quality and our quality management system to ensure we are a best-in-class, proactive quality-driven organization;
•Enhancing customer experiences through the digitalization of internal processes and go-to-market approaches;
•Working across our supply chain to responsibly source materials and goods, as well as to reduce environmental impacts; and
•Creating more resilient operations through investments in an enterprise-wide renewable energy strategy.
Empower
•Fostering a purpose-driven culture with a focus on positive impact to all stakeholders–customers, patients, employees, shareholders and communities;
•Cultivating an inclusive work environment that welcomes and celebrates diverse backgrounds and perspectives;
•Growing and enabling talent through training, development and reskilling strategies; and
•Driving sustainability initiatives within our organizational units to support enterprise-wide collaboration towards our sustainability strategy.
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
BD’s Spin-Off of Diabetes Care and Sale of Surgical Instrumentation Platform
On April 1, 2022, we completed the spin-off of our former Diabetes Care business as a separate publicly traded company. The historical results of the Diabetes Care business that was contributed in the spin-off were reflected as discontinued operations in our consolidated financial statements.
In August 2023, we completed the sale of the Interventional segment's Surgical Instrumentation platform. The historical financial results for this platform have not been classified as a discontinued operation. Additional disclosures regarding the spin-off and sale are provided in Note 2 to the consolidated financial statements contained in Item 8. Financial Statements and Supplementary Data.
Key Trends Affecting Results of Operations
Our operations, supply chain, suppliers and customers are exposed to various global macroeconomic factors. The factors which were most impactful to our fiscal year 2023 results included the following:
•Inflation continued to drive higher costs of raw materials, electronic components, labor, energy, and logistical services. We expect inflation to persist into our fiscal year 2024, but at levels lower than our fiscal year 2023.
•A limited supply of skilled labor in certain markets drove higher overall labor costs, as noted above, and we expect labor availability will continue to be a macroeconomic challenge for our operations.
•The availability of energy sources in certain markets, as well as the availability of certain raw materials and electronic components on a global basis.

•Logistics capacity constraints eased in our fiscal year 2023 compared to 2022 and lead times improved in most key routes. However, adequate supply of transportation capacity is critical to our operations and constrained capacity may unfavorably impact our results of operations.
Current healthcare delivery has transitioned more care from acute to non-acute settings and has increased focus on chronic disease management; this transition has placed additional financial pressure on hospitals and the broader healthcare system. Healthcare institutions may take actions to mitigate any persistent pressures on their budgets and such actions could impact the future demand for our products and services. Additionally, a worsening of staffing shortages within healthcare systems may affect the prioritization of healthcare services, which could also impact the demand for certain of our products.
Certain geopolitical conditions, including the evolving situations in Ukraine, the Middle East and Asia, may contribute to the macroeconomic conditions discussed above. While these geopolitical conditions have not materially impacted our results of operations to date, the continuation and/or an escalation of these evolving situations may further weaken the global economy and could result in additional inflationary pressures and supply chain constraints, including the unavailability and cost of energy.
Additionally, governments in China and other countries use various mechanisms to control healthcare expenditures, including increased use of competitive bidding and tenders as well as price regulation. During our fiscal year 2023, regional and national volume-based procurement programs (“VoBP”) established by the government in China unfavorably impacted our revenues and we anticipate that these programs may continue to impact our results of operations.
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
We have been mitigating the impacts of the macroeconomic and other factors discussed above through various strategies which leverage our procurement, logistics and manufacturing capabilities. However, there can be no assurance that we will be able to effectively mitigate these pressures in future periods and an inability to offset these pressures through our strategies, at least in part, could adversely impact our results of operations. Due to the significant uncertainty that exists relative to the duration and overall impact of the macroeconomic and other factors discussed above, our future operating performance, particularly in the short-term, may be subject to volatility. The impacts of macroeconomic and other conditions on our business, results of operations, financial condition and cash flows are dependent on certain factors, including those discussed in Part I, Item 1A. Risk Factors.
Summary of Financial Results
Worldwide revenues in 2023 of $19.372 billion increased 2.7% from the prior-year period. This increase reflected the following impacts:

Increase (decrease) in current-period revenues
Volume/other	3.0%
Period-over-period decline in revenues related to COVID-19-only testing	(2.3)%
Pricing	3.8%
Foreign currency translation	(1.8)%
Increase in revenues from the prior-year period	2.7%
Our fiscal year 2023 revenues reflected sales in our Life Sciences segment related to COVID-19-only diagnostic testing on the BD VeritorTM Plus and BD MaxTM Systems of $73 million, compared with revenues from such testing products in 2022 of $511 million.

Our financial position remains strong, with cash flows from continuing operating activities totaling $2.990 billion in 2023. At September 30, 2023, we had $1.489 billion in cash and equivalents and short-term investments, including restricted cash. We continued to return value to our shareholders in the form of dividends. During fiscal year 2023, we paid cash dividends of $1.114 billion, including $1.046 billion paid to common shareholders and $68 million paid to preferred shareholders.
Each reporting period, we face currency exposure that arises from translating the results of our worldwide operations to the U.S. dollar at exchange rates that fluctuate from the beginning of such period. A stronger U.S. dollar, compared to the prior-year period, resulted in an unfavorable foreign currency translation impact to our revenues and earnings during our fiscal year 2023. We evaluate our results of operations on both a reported and a foreign currency-neutral basis, which excludes the impact of fluctuations in foreign currency exchange rates. As exchange rates are an important factor in understanding period-to-period comparisons, we believe the presentation of results on a foreign currency-neutral basis in addition to reported results helps improve investors’ ability to understand our operating results and evaluate our performance in comparison to prior periods. Foreign currency-neutral ("FXN") information compares results between periods as if exchange rates had remained constant period-over-period. We use results on a foreign currency-neutral basis as one measure to evaluate our performance. We calculate foreign currency-neutral percentages by converting our current-period local currency financial results using the prior-period foreign currency exchange rates and comparing these adjusted amounts to our current-period results. These results should be considered in addition to, not as a substitute for, results reported in accordance with U.S. generally accepted accounting principles ("GAAP"). Results on a foreign currency-neutral basis, as we present them, may not be comparable to similarly titled measures used by other companies and are not measures of performance presented in accordance with U.S. GAAP.
Results of Operations
Medical Segment
The following summarizes Medical revenues by organizational unit:

				2023 vs. 2022			2022 vs. 2021
(Millions of dollars)	2023	2022	2021	Total Change	Estimated FX Impact	FXN Change	Total Change	Estimated FX Impact	FXN Change
Medication Delivery Solutions	$4,293	$4,308	$4,101	(0.3)%	(1.9)%	1.6%	5.0%	(1.8)%	6.8%
Medication Management Solutions	2,980	2,533	2,432	17.6%	(1.0)%	18.6%	4.1%	(1.5)%	5.6%
Pharmaceutical Systems	2,229	2,001	1,828	11.4%	(1.7)%	13.1%	9.5%	(5.0)%	14.5%
Total Medical revenues	$9,502	$8,841	$8,361	7.5%	(1.6)%	9.1%	5.7%	(2.4)%	8.1%

The Medical segment’s revenue growth in 2023 reflected the following.
•Strong global sales of catheters and other vascular care products in the Medication Delivery Solutions unit were partially offset by the impact of VoBP in China and lower COVID vaccination-related revenues in 2023 compared with these revenues in 2022.
•Strong performance of the Medication Management Solutions unit’s pharmacy automation portfolio, including Parata Systems, which we acquired in fiscal year 2022, and our BD Rowa™ technologies, as well as strong growth in sales of dispensing systems. Revenue growth attributable to the unit’s recent acquisitions was approximately 9.3% in 2023.
•Continued strong demand for the Pharmaceutical Systems unit’s prefillable solutions in high-growth markets such as the biologic drug category.

The Medical segment’s revenue growth in 2022 reflected the following.
•Strong global sales of the Medication Delivery Solutions unit’s catheters and other vascular care products, which were particularly driven by competitive gains for peripherally inserted intravenous catheter and flush products.
•Strong growth in global placements of the Medication Management Solutions unit’s dispensing systems, partially offset by an unfavorable comparison to revenues in 2021, which benefited from pandemic-related demand for infusion pumps and sets. Our acquisition of Parata Systems in 2022 also contributed to 2022 revenue growth in the Medication Management Solutions unit.
•Continued high demand for Pharmaceutical Systems unit’s prefillable solutions in the high-growth markets for biologic drugs and vaccines.
Medical segment operating income was as follows:

(Millions of dollars)	2023	2022	2021
Medical segment operating income	$1,967	$2,215	$1,985

Segment operating income as % of Medical revenues	20.7%	25.1%	23.7%

The Medical segment's operating income in 2023 and 2022, compared with the prior-year periods, reflected the following:
•The Medical segment’s lower gross profit margin in 2023 compared with 2022 primarily reflected the following:
◦Charges of $653 million, which unfavorably impacted gross profit margin in 2023 by approximately 6.9%, related to estimated future costs associated with the Medication Management Solutions unit’s remediation efforts related to AlarisTM infusion pumps, compared with charges in 2022 of $72 million.
◦Higher raw material, labor and freight costs, as well as unfavorable foreign currency translation; partially offset by
◦Lower manufacturing costs resulting from continuous improvement projects, which enhanced the efficiency of our operations, and pricing.
•The Medical segment’s higher gross profit margin in 2022 compared with 2021 primarily reflected the following:
◦Favorable product mix with higher sales of high value-added products in the Medication Delivery Systems and Medication Management Solutions units.
◦Continuous improvement projects which enhanced the efficiency of our operations, as well as favorable impacts from price and foreign currency translation; partially offset by
◦Higher raw material and freight costs, a noncash asset impairment charge of $54 million recorded to write down the carrying value of certain fixed assets, as well as charges of $72 million recorded in 2022 for estimated future remediation costs, as noted above, compared with charges of $56 million in 2021.
•Selling and administrative expense as a percentage of revenues in 2023 was lower compared with 2022 due to lower selling and shipping costs. Selling and administrative expense as a percentage of revenues in 2022 was lower compared with 2021, which reflected efforts to contain certain selling, travel and other administrative activities, partially offset by higher shipping costs.

•Research and development expense as a percentage of revenues was lower in 2023 compared with 2022, and in 2022 compared with 2021, which reflected revenue growth that outpaced the timing of project spending.

Life Sciences Segment
The following summarizes Life Sciences revenues by organizational unit:

				2023 vs. 2022			2022 vs. 2021
(Millions of dollars)	2023	2022	2021	Total Change	Estimated FX Impact	FXN Change	Total Change	Estimated FX Impact	FXN Change
Integrated Diagnostic Solutions	$3,624	$4,185	$5,225	(13.4)%	(2.0)%	(11.4)%	(19.9)%	(2.2)%	(17.7)%
Biosciences	1,509	1,379	1,305	9.4%	(2.2)%	11.6%	5.7%	(3.3)%	9.0%
Total Life Sciences revenues	$5,133	$5,564	$6,530	(7.8)%	(2.1)%	(5.7)%	(14.8)%	(2.4)%	(12.4)%

As previously discussed above, the Integrated Diagnostic Solutions unit’s revenues related to COVID-19-only diagnostic testing on the BD VeritorTM Plus and BD MaxTM Systems in 2023 were $73 million compared with revenues in 2022 of $511 million, which compared to revenues related to such products of $1.956 billion in 2021.
The Life Sciences segment’s revenues in 2023 also reflected the following:
•An unfavorable comparison to stronger sales in 2022 of the Integrated Diagnostic Solutions unit’s combination influenza/COVID-19 testing assays, as well as destocking of specimen management products by U.S. distributors in 2023, were partially offset by growth in the unit’s microbiology platform and growth attributable to molecular diagnostic platforms which leverage our larger installed base of BD MAXTM instruments.
•Strong growth in sales of the Biosciences unit’s reagents and instruments, including our recently launched research instruments.
The Life Sciences segment's revenues in 2022 also reflected the following:
•Wide clinical adoption of the Integrated Diagnostic Solutions unit’s broader respiratory panel and the expanded base of instruments we installed during the peak levels of the pandemic to facilitate COVID-19-only testing, as well as growth attributable to the unit’s specimen management products due to a recovery of routine lab testing to pre-pandemic levels.
•Strong growth in sales of the Biosciences unit's reagents and instruments, including recently launched research instruments, as well as demand driven by continued adoption of the unit’s e-commerce platform.
Life Sciences segment operating income was as follows:

(Millions of dollars)	2023	2022	2021
Life Sciences segment operating income	$1,585	$1,710	$2,391

Segment operating income as % of Life Sciences revenues	30.9%	30.7%	36.6%

The Life Sciences segment's operating income in 2023 and 2022, compared with the prior-year periods, reflected the following:
•The Life Sciences segment’s higher gross profit margin in 2023 compared with 2022 primarily reflected the following:
◦Favorable impacts in 2023 from price and continuous improvement projects in our manufacturing facilities; partially offset by
◦The decline in COVID-19-only testing revenues and a decline in licensing income compared with 2022, as well as higher raw material and labor costs in 2023.
•The Life Sciences segment’s lower gross profit margin in fiscal year 2022 compared with 2021 primarily reflected the following:
◦The decline in COVID-19-only testing revenues compared with 2021, higher raw material and freight costs; partially offset by
◦A favorable comparison to the prior-year period, which reflected approximately $93 million of excess and obsolete inventory expenses related to COVID-19-only testing inventory, as well as favorable impacts in 2022 from continuous improvement projects in our manufacturing facilities, price, product mix, foreign currency translation and a benefit from licensing income.
•Lower selling and administrative expense as a percentage of revenue in 2023 compared with 2022, primarily reflected lower selling costs and efforts to contain certain administrative costs. Selling and administrative expense as a percentage of revenues in 2022 was higher compared with 2021 primarily due to the decline in revenues in 2022 compared with 2021.
•Higher research and development expense as a percentage of revenue in 2023 compared with 2022, and also in 2022 compared with 2021, primarily reflected the declines in segment revenues in both 2023 and 2022, compared with the prior-year periods.
Interventional Segment
The following summarizes Interventional revenues by organizational unit:

				2023 vs. 2022			2022 vs. 2021
(Millions of dollars)	2023	2022	2021	Total Change	Estimated FX Impact	FXN Change	Total Change	Estimated FX Impact	FXN Change
Surgery	$1,497	$1,400	$1,296	6.9%	(1.3)%	8.2%	8.0%	(1.3)%	9.3%
Peripheral Intervention	1,865	1,759	1,711	6.0%	(2.9)%	8.9%	2.8%	(2.0)%	4.8%
Urology and Critical Care	1,374	1,305	1,232	5.3%	(1.8)%	7.1%	5.9%	(1.9)%	7.8%
Total Interventional revenues	$4,736	$4,464	$4,239	6.1%	(2.0)%	8.1%	5.3%	(1.8)%	7.1%

The Interventional segment’s revenue growth in 2023 reflected the following:
•Double-digit growth in global sales of the Surgery unit’s advanced repair and reconstruction platforms, as well as strong growth in sales of biosurgery products, was partially offset by a decline in revenues attributable to the unit’s sale of its Surgical Instrumentation platform in the fourth quarter of fiscal year 2023.
•Growth driven by global market penetration of the Peripheral Intervention unit’s peripheral vascular disease platform was partially offset by the impact of planned strategic portfolio exits.

•Continued strong demand for the Urology and Critical Care unit’s PureWickTM offerings in the acute and alternative care settings.
The Interventional segment’s revenue growth in 2022 reflected the following:
•Strong global sales of the Surgery unit’s advanced repair and reconstruction platforms, as well as a benefit from the unit’s fiscal year 2021 acquisition of Tepha, Inc.
•Strong sales of the Peripheral Intervention unit’s oncology products and growth attributable to the unit’s fiscal year 2022 acquisition of Venclose, Inc. and the relaunch of our VenovoTM system. The Peripheral Intervention unit’s revenues in 2022 were unfavorably impacted during the second half of the fiscal year by supply constraints and hospital labor shortages.
•Strong demand for the Urology and Critical Care unit’s acute urology products.
Interventional segment operating income was as follows:

(Millions of dollars)	2023	2022	2021
Interventional segment operating income	$1,217	$1,081	$933

Segment operating income as % of Interventional revenues	25.7%	24.2%	22.0%

The Interventional segment's operating income in 2023 and 2022, compared with the prior-year periods, reflected the following:
•The Interventional segment’s gross profit margin was flat in 2023 compared with 2022, which primarily reflected:
◦Favorable impacts from price, continuous improvement projects, and a favorable comparison to the prior-year period, which was unfavorably impacted by certain purchase accounting adjustments; offset by
◦Unfavorable impacts of higher raw material, labor and freight costs.
•The Interventional segment’s higher gross profit margin in 2022 compared with 2021 primarily reflected favorable impacts from price, favorable product mix and foreign currency translation, which were partially offset by higher freight costs.
•Lower selling and administrative expense as percentages of revenues in 2023 compared with 2022 reflected revenue growth that outpaced spending in 2023. Selling and administrative expense as a percentage of revenues was higher in 2022 compared with 2021, as 2021 benefited from the curtailment of certain selling, travel and other administrative activities due to the COVID-19 pandemic.
•Lower research and development expense as percentages of revenues in 2023 compared with 2022, and also in 2022 compared with 2021, primarily reflected revenue growth that outpaced spending in both 2023 and 2022.

Geographic Revenues
BD’s worldwide revenues by geography were as follows:

				2023 vs. 2022			2022 vs. 2021
(Millions of dollars)	2023	2022	2021	Total Change	Estimated FX Impact	FXN Change	Total Change	Estimated FX Impact	FXN Change
United States	$11,113	$10,722	$10,371	3.7%	—	3.7%	3.4%	—	3.4%
International	8,258	8,148	8,760	1.4%	(4.2)%	5.6%	(7.0)%	(4.9)%	(2.1)%
Total revenues	$19,372	$18,870	$19,131	2.7%	(1.8)%	4.5%	(1.4)%	(2.3)%	0.9%

U.S. revenue growth in 2023 was particularly driven by strong sales in the Medical segment’s Medication Management Solutions and Pharmaceutical Systems units and in the Life Sciences segment’s Biosciences unit, as well as by strong sales in the Interventional segment’s Surgery and Urology and Critical Care units. U.S. revenues in 2023 were unfavorably impacted by a decline in COVID-19-only diagnostic testing sales compared with 2022, as discussed further above.
U.S. revenue growth in 2022 was driven by strong sales in all of the Medical segment’s units, as well as in the Interventional segment’s Surgery and Urology and Critical Care units. U.S. revenue growth in 2022 was unfavorably impacted by a comparison to 2021, which substantially benefited from sales in the Life Sciences segment's Integrated Diagnostic Solutions unit related to COVID-19-only diagnostic testing.
International revenue growth in 2023 was particularly driven by strong sales in the Medical segment’s Medication Management Solutions and Pharmaceutical Systems units, and in the Life Sciences segment’s Biosciences unit, as well by as strong sales in the Interventional segment’s Surgery and Peripheral Intervention units. International revenues in 2023 were unfavorably impacted by a decline in COVID-19-only diagnostic testing sales compared with 2022, as discussed further above.
The decline in international revenues in 2022 was primarily driven by an unfavorable comparison to 2021, which substantially benefited from sales in the Life Sciences segment's Integrated Diagnostic Solutions unit related to COVID-19-only diagnostic testing. This fiscal year 2022 decline in international revenues was partially offset by strong sales in all of the Medical segment’s units, as well as in the Life Sciences segment’s Biosciences unit and the Interventional segment’s Surgery and Peripheral Intervention units.
Emerging market revenues were as follows:

				2023 vs. 2022			2022 vs. 2021
(Millions of dollars)	2023	2022	2021	Total Change	Estimated FX Impact	FXN Change	Total Change	Estimated FX Impact	FXN Change
Emerging markets	$2,966	$2,904	$2,677	2.1%	(3.6)%	5.7%	8.5%	(1.7)%	10.2%

Emerging market revenue growth in 2023 and 2022 was primarily driven by sales in Latin America, South Asia, and in China, despite unfavorable impacts to China revenues from volume-based procurement programs in 2023 and from pandemic-related lockdowns in 2022.

Specified Items
Reflected in the financial results for 2023, 2022 and 2021 were the following specified items:

(Millions of dollars)	2023	2022	2021
Integration costs (a)	$67	$68	$135
Restructuring costs (a)	239	123	44
Separation-related items (b)	14	20	—
Purchase accounting adjustments (c)	1,434	1,431	1,405
Product, litigation, and other items (d)	554	268	226
European regulatory initiative-related costs (e)	139	146	134
Impacts of debt extinguishment	—	24	185
Total specified items	2,448	2,082	2,128
Less: tax impact of specified items	399	366	348
After-tax impact of specified items	$2,050	$1,716	$1,780

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
(d)Includes certain (income) expense items which are not part of ordinary operations and affect the comparability of the periods presented. Such items may include certain product remediation costs, certain product liability and legal defense costs, certain investment gains and losses, certain asset impairment charges, and certain pension settlement costs. The amounts in 2023, 2022, and 2021 include net charges of $653 million, $72 million and $56 million, respectively, which were recorded within Cost of products sold related to the estimate of probable future product remediation costs. The amounts in 2023 and 2022 also include pension settlement costs of $57 million and $73 million, respectively, which were recorded to Other expense, net. The amount in 2022 also includes a charge of $54 million related to a noncash asset impairment, which was recorded to Cost of products sold. The amounts in 2023, 2022 and 2021 additionally include certain amounts recorded to Other operating (income) expense, net, which are detailed further below, including a $268 million gain recorded in 2023 on the sale of our Surgical Instrumentation platform.
(e)Represents costs incurred to develop processes and systems to establish initial compliance with the European Union Medical Device Regulation and the European Union In Vitro Diagnostic Medical Device Regulation, which represent a significant, unusual change to the existing regulatory framework. We consider these costs to be duplicative of previously incurred costs and/or one-off costs, which are limited to a specific period of time. These expenses, which are recorded in Cost of products sold and Research and development expense, include the cost of labor, other services and consulting (in particular, research and development and clinical trials) and supplies, travel and other miscellaneous costs.

Gross Profit Margin
The comparison of gross profit margins in 2023 and 2022 and the comparison of gross profit margins in 2022 and 2021 reflected the following impacts:

	2023	2022
Gross profit margin % prior-year period	44.9%	45.1%
Impact of purchase accounting adjustments and other specified items	(2.5)%	(0.5)%
Operating performance	0.1%	(0.4)%
Foreign currency translation	(0.3)%	0.7%
Gross profit margin % current-year period	42.2%	44.9%

The impact of other specified items on gross margin in 2023 compared with 2022, and also in 2022 compared with 2021, reflected charges of $653 million, $72 million and $56 million, in 2023, 2022 and 2021, respectively, related to the estimate of probable future product remediation costs, as further discussed above. The impacts of other specified items on the comparisons of gross margin above additionally reflected a non-cash asset impairment charge of $54 million recorded in the Medical segment in 2022.
Operating performance in 2023 and 2022 reflected the following:
•Favorable impacts attributable to our ongoing continuous improvement projects and pricing.
•The unfavorable impacts of higher raw material, labor and freight costs.
•Operating performance in 2022 additionally reflected the optimization of our product mix and the recovery of pre-pandemic demand for products with higher margins as well as a favorable comparison to 2021, which included approximately $93 million of excess and obsolete inventory expenses related to COVID-19-only testing inventory which were recognized by the Integrated Diagnostic Solutions unit.

Operating Expenses
Operating expenses in 2023, 2022 and 2021 were as follows:

				Increase (decrease) in basis points
(Millions of dollars)	2023	2022	2021	2023 vs. 2022	2022 vs. 2021
Selling and administrative expense	$4,719	$4,709	$4,719
% of revenues	24.4%	25.0%	24.7%	(60)	30

Research and development expense	$1,237	$1,256	$1,279
% of revenues	6.4%	6.7%	6.7%	(30)	—

Acquisition-related integration and restructuring expense	$313	$192	$179

Other operating (income) expense, net	$(210)	$37	$203

Selling and administrative
Lower selling and administrative expense as a percentage of revenues in 2023 compared with 2022 primarily reflected higher revenues in 2023 and favorable foreign currency translation, partially offset by higher selling costs in 2023, as well as an increase in our deferred compensation plan liability due to market performance. The investment gains on deferred compensation plan assets were recorded to Other expense, net.
Higher selling and administrative expense as a percentage of revenues in 2022 compared with 2021 primarily reflected higher shipping and selling costs in 2022, partially offset by a decrease in our deferred compensation plan liability due to market performance and favorable foreign currency translation.
Research and development
Lower research and development expense as a percentage of revenues in 2023 compared with 2022 primarily reflected revenue growth that outpaced the timing of project spending. Research and development expense as a percentage of revenues was flat in 2022 compared with 2021, which primarily reflected the timing of project spending. Spending in 2023, 2022 and 2021 reflected our continued commitment to invest in new products and platforms.
Acquisitions and other restructurings
Restructuring expense in 2023, 2022 and 2021 primarily included restructuring costs related to simplification and other cost saving initiatives. Integration expense in 2023 and 2022 included system integration costs and integration expense in 2021 included costs incurred due to our acquisition of C.R. Bard, Inc. in fiscal year 2018. For further disclosures regarding the costs relating to restructurings, refer to Note 12 to the consolidated financial statements contained in Item 8. Financial Statements and Supplementary Data.
Other operating (income) expense, net
Other operating (income) expense in 2023, 2022 and 2021 included the following items which are further discussed in the Notes to the consolidated financial statements contained in Item 8. Financial Statements and Supplementary Data:

(Millions of dollars)	2023	2022	2021
Charges to record product liability reserves, including related defense costs (See Note 6)	$26	$21	$361
Gains on sale-leaseback transactions (See Note 18)	—	—	(158)
Separation-related items	14	20	—
Gain recognized on sale of business (see Note 2)	(268)	—	—
Other	18	(4)	—
Other operating (income) expense, net	$(210)	$37	$203

Net Interest Expense

(Millions of dollars)	2023	2022	2021
Interest expense	$(452)	$(398)	$(469)
Interest income	49	16	9
Net interest expense	$(403)	$(382)	$(460)

Higher interest expense in 2023 compared with 2022 was largely attributable to the higher levels of commercial paper borrowings outstanding throughout 2023 and higher overall interest rates on debt outstanding. Lower interest expense in 2022 compared with 2021 reflected lower overall interest rates on debt outstanding during 2022 and the impact of debt repayments. Additional disclosures regarding our financing arrangements and debt instruments are provided in Note 16 to the consolidated financial statements contained in Item 8. Financial Statements and Supplementary Data.
Higher interest income in 2023 compared with 2022 was largely attributable to higher interest rates and levels of cash in 2023.
Income Taxes
The income tax rates for continuing operations in 2023, 2022 and 2021 were as follows:

	2023	2022	2021
Effective income tax rate for continuing operations	7.9%	8.3%	5.2%

Impact, in basis points, from specified items	(500)	(500)	(620)

The effective income tax rate for continuing operations in 2023 compared with 2022 primarily reflected the impact of a remeasurement of deferred tax assets and liabilities upon the approval of a tax incentive. The effective income tax rate for continuing operations in 2022 primarily reflected a tax impact from specified items that was less favorable compared with the benefits associated with specified items recognized in 2021.

Net Income and Diluted Earnings per Share from Continuing Operations
Net income and diluted earnings per share from continuing operations in 2023, 2022 and 2021 were as follows:

	2023	2022	2021
Net income from continuing operations (Millions of dollars)	$1,530	$1,635	$1,604
Diluted earnings per share from continuing operations	$5.10	$5.38	$5.18

Unfavorable impact-specified items	$7.11	$5.97	$6.10
(Unfavorable) favorable impact-foreign currency translation	$(0.37)	$0.14	$(0.02)
Financial Instrument Market Risk
We selectively use financial instruments to manage market risk, primarily foreign currency exchange risk and interest rate risk relating to our ongoing business operations. The counterparties to these contracts are highly rated financial institutions. We do not enter into financial instruments for trading or speculative purposes.
Foreign Exchange Risk
BD and its subsidiaries transact business in various foreign currencies throughout Europe, Greater Asia, Canada and Latin America. We face foreign currency exposure from the effect of fluctuating exchange rates on payables and receivables relating to transactions that are denominated in currencies other than our functional currency. These payables and receivables primarily arise from intercompany transactions. We hedge substantially all such exposures, primarily through the use of forward contracts. We have also hedged the currency exposure associated with investments in certain foreign subsidiaries with instruments such as foreign currency-denominated debt and cross-currency swaps, which are designated as net investment hedges, as well as currency exchange contracts. We also face currency exposure that arises from translating the results of our worldwide operations, including sales, to the U.S. dollar at exchange rates that have fluctuated from the beginning of a reporting period. We did not enter into contracts to hedge cash flows against these foreign currency fluctuations in fiscal year 2023 or 2022.

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
With respect to the foreign currency derivative instruments outstanding at September 30, 2023 and 2022, the impact that changes in the U.S. dollar would have on pre-tax earnings was estimated as follows:

	Increase (decrease)
(Millions of dollars)	2023	2022
10% appreciation in U.S. dollar	$(100)	$(63)
10% depreciation in U.S. dollar	$100	$63
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
The impact that changes in interest rates would have on interest rate derivatives outstanding at September 30, 2023 and 2022, as well as the effect that changes in interest rates would have on our earnings or cash flows over a one-year period, based upon our overall interest rate exposure, were estimated as follows:

	Increase (decrease) to fair value of interest rate derivatives outstanding		Increase (decrease) to earnings or cash flows
(Millions of dollars)	2023	2022	2023	2022
10% increase in interest rates	$(3)	$(4)	$2	$(1)
10% decrease in interest rates	$2	$4	$(2)	$1

Liquidity and Capital Resources
Our strong financial position and cash flow performance have provided us with the capacity to accelerate our innovation pipeline through investments in research and development, as well as through strategic acquisitions. We believe that our available cash and cash equivalents, our ability to generate operating cash flow, and if needed, our access to borrowings from our financing facilities provide us with sufficient liquidity to satisfy our foreseeable operating needs. The following table summarizes our consolidated statement of cash flows in 2023, 2022 and 2021:

(Millions of dollars)	2023	2022	2021
Net cash provided by (used for) continuing operations
Operating activities	$2,990	$2,471	$4,126
Investing activities	$(716)	$(3,220)	$(1,843)
Financing activities	$(1,956)	$(736)	$(3,306)

Net Cash Flows from Continuing Operating Activities
Cash flows from continuing operating activities in 2023 reflected net income, adjusted by a change in operating assets and liabilities that was a net use of cash, which was significantly lower than the net use of cash in 2022 due to efforts in 2023 to optimize inventory levels. The net use of cash in 2023 primarily reflected lower levels of accounts payable and accrued expenses, as well as higher levels of trade receivables, partially offset by lower levels of prepaid expenses.
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
Net Cash Flows from Continuing Investing Activities
Capital expenditures
Our investments in capital expenditures are focused on projects that enhance our cost structure and manufacturing capabilities, as well as support our BD 2025 strategy for growth and simplification. Capital expenditures of $874 million, $973 million and $1.194 billion in 2023, 2022 and 2021, respectively, primarily related to manufacturing capacity expansions. Details of spending by segment are contained in Note 8 to the consolidated financial statements contained in Item 8. Financial Statements and Supplementary Data.
Acquisitions
Cash outflows for acquisitions in 2022 included a cash payment of $1.548 billion associated with our acquisition of Parata Systems in the fourth quarter of 2022, as well as cash payments relating to various strategic acquisitions we have executed as part of our growth strategy, including our acquisitions of MedKeeper, Scanwell Health, Inc, Tissuemed, Ltd., and Venclose, Inc. Cash outflows for acquisitions in 2021 included a cash payment relating to the strategic acquisition of Tepha, Inc.
Divestitures
Cash inflows relating to our divestiture of the Interventional segment's Surgical Instrumentation platform in 2023 were $540 million. For further discussion, refer to Note 2 to the consolidated financial statements contained in Item 8. Financial Statements and Supplementary Data.

Net Cash Flows from Continuing Financing Activities
Net cash from continuing financing activities in 2023, 2022 and 2021 included the following significant cash flows:

(Millions of dollars)	2023	2022	2021
Cash inflow (outflow)
Change in short-term debt	$(230)	$230	$—
Proceeds from long-term debt	$1,662	$497	$4,869
Distribution from Embecta Corp. (see Note 2)	$—	$1,266	$—
Net transfer of cash to Embecta upon spin-off	$—	$(265)	$—
Payments of debt	$(2,155)	$(805)	$(5,112)
Share repurchases	$—	$(500)	$(1,750)
Dividends paid	$(1,114)	$(1,082)	$(1,048)

Additional disclosures regarding the equity and debt-related financing activities detailed above are provided in Notes 4 and 16 to the consolidated financial statements contained in Item 8. Financial Statements and Supplementary Data.
Debt-Related Activities
Certain measures relating to our total debt were as follows:

	2023	2022	2021
Total debt (Millions of dollars)	$15,879	$16,065	$17,610

Weighted average cost of total debt	3.0%	2.8%	2.4%
Total debt as a percentage of total capital (a)	37.2%	37.3%	41.1%
(a) Represents shareholders’ equity, net non-current deferred income tax liabilities, and debt.

Additional disclosures regarding our debt instruments are provided in Note 16 to the consolidated financial statements contained in Item 8. Financial Statements and Supplementary Data.
Cash and Short-term Investments
At September 30, 2023, total worldwide cash and equivalents and short-term investments, including restricted cash, were $1.489 billion. These assets were largely held in the United States. We regularly review the amount of cash and short-term investments held outside of the United States and our historical foreign earnings are used to fund foreign investments or meet foreign working capital and property, plant and equipment expenditure needs. To fund cash needs in the United States, we rely on ongoing cash flow from U.S. operations, access to capital markets and remittances from foreign subsidiaries of earnings that are not considered to be permanently reinvested.
Financing Facilities
We have a five-year senior unsecured revolving credit facility in place which will expire in September 2026. The credit facility, which was amended and restated in January 2023, provides borrowings of up to $2.750 billion, with separate sub-limits of $100 million and $194 million for letters of credit and swingline loans, respectively. The expiration date of the credit facility may be extended for up to two additional one-year periods, subject to certain restrictions (including the consent of the lenders). The credit facility provides that we may, subject to additional commitments by lenders, request an additional $500 million of financing, for a maximum aggregate commitment under the credit facility of up to $3.250 billion. Proceeds from this facility may be used for general corporate purposes and Becton Dickinson Euro Finance S.à r.l., an indirect, wholly owned finance subsidiary of BD, is authorized as an additional borrower under the credit facility. There were no borrowings outstanding under the revolving credit facility at September 30, 2023.
The agreement for our revolving credit facility contains the following financial covenants. We were in compliance with these covenants, as applicable, as of September 30, 2023.
•We are required to have a leverage coverage ratio of no more than:
◦4.25-to-1 as of the last day of each fiscal quarter following the closing of the credit facility; or
◦4.75-to-1 for the four full fiscal quarters following the consummation of a material acquisition.
We may access commercial paper programs over the normal course of our business activities. In March 2023, we amended the agreement for our U.S. commercial paper program. The amendment provided, among other things, an increase of the maximum amount of unsecured borrowings available under the program to $2.750 billion. Also in March 2023, we entered into an agreement to establish a multicurrency euro commercial paper program. This multicurrency program allows for a maximum amount of unsecured borrowings that, when aggregated with the amount outstanding under the U.S. commercial paper program, will not exceed $2.750 billion at any time. Proceeds from these programs may be used for working capital purposes and general corporate purposes, which may include acquisitions, share repurchases and repayments of debt. We had no commercial paper borrowings outstanding as of September 30, 2023. We have additional informal lines of credit outside the United States. Also, over the normal course of our business activities, we transfer certain trade receivable assets to third parties under factoring agreements. Additional disclosures regarding sales of trade receivable assets are provided in Note 15 to the consolidated financial statements contained in Item 8. Financial Statements and Supplementary Data.

Access to Capital and Credit Ratings
Our corporate credit ratings with the rating agencies Standard & Poor's Ratings Services (“S&P”), Moody's Investor Service (“Moody's”) and Fitch Ratings (“Fitch”) were as follows at September 30, 2023:

	S&P	Moody’s	Fitch
Ratings:
Senior Unsecured Debt	BBB	Baa2	BBB
Commercial Paper	A-2	P-2	F2
Outlook	Stable	Stable	Stable

Our corporate credit ratings at September 30, 2023 were unchanged compared with our ratings at September 30, 2022. S&P, Moody’s and Fitch assigned ratings of A-2, P-2 and F2, respectively, to the multicurrency euro commercial paper program we entered into in March 2023. These ratings were consistent with the ratings already assigned to our U.S. commercial paper program.
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
Our gross revenues are subject to a variety of deductions, including rebates. These deductions represent estimates of the related obligations and judgment is required when determining the impact on gross revenues for a reporting period. Additional factors considered in the estimate of our rebate liability include the quantification of inventory that is either in stock at or in transit to our distributors, as well as the estimated lag time between the sale of product and the payment of corresponding rebates.
Impairment of Assets
Goodwill assets are subject to impairment reviews at least annually, or whenever indicators of impairment arise. Intangible assets with finite lives, including developed technology, and other long-lived assets, are periodically reviewed for impairment when impairment indicators are present.
We assess goodwill for impairment at the reporting unit level, which is defined as an operating segment or one level below an operating segment, referred to as a component. Our reporting units represent one level below reporting segments. Our review of goodwill for each reporting unit compares the fair value of the reporting unit, estimated using an income approach, with its carrying value. Our annual goodwill impairment test performed on July 1, 2023 did not result in any impairment charges, as the fair value of each reporting unit exceeded its carrying value.
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
We have reviewed our needs in the United States for possible repatriation of undistributed earnings of our foreign subsidiaries and we continue to invest foreign subsidiaries earnings outside of the United States to fund foreign investments or meet foreign working capital and property, plant and equipment expenditure needs. As a result, we are permanently reinvested with respect to all of our historical foreign earnings as of September 30, 2023. Additional disclosures regarding our accounting for income taxes are provided in Note 17 to the consolidated financial statements contained in Item 8. Financial Statements and Supplementary Data.
Contingencies
We are involved, both as a plaintiff and a defendant, in various legal proceedings that arise in the ordinary course of business, including, without limitation, product liability and environmental matters, as further discussed in Note 6 to the consolidated financial statements contained in Item 8. Financial Statements and Supplementary Data. We assess the likelihood of any adverse judgments or outcomes to these matters as well as potential ranges of probable losses. We establish accruals to the extent probable future losses are estimable (and in the case of environmental matters, without considering possible third-party recoveries). A determination of the amount of accruals for these contingencies is made after analysis of each individual matter. When appropriate, the accrual is developed with the consultation of outside counsel and, in the case of certain mass tort litigation, actuarial specialists regarding the nature, timing and extent of each matter. The accruals may change in the future due to new developments in each matter or changes in our litigation strategy. We record expected recoveries from product liability insurance carriers or other parties when realization of recovery is deemed probable.
Given the uncertain nature of litigation generally, we are not able in all cases to estimate the amount or range of loss that could result from an unfavorable outcome of the litigation to which we are a party. In view of these uncertainties, we could incur charges in excess of any currently established accruals and, to the extent available, liability insurance. In the opinion of management, any such future charges, individually or in the aggregate, could have a material adverse effect on BD’s consolidated results of operations, financial condition and/or consolidated cash flows.
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
The discount rate is selected each year based on investment grade bonds and other factors as of the measurement date (September 30). Specifically for the U.S. plans, we will use a discount rate of 6.01% for 2024, which was based on an actuarially-determined, company-specific yield curve to measure liabilities as of the measurement date. To calculate the pension expense in 2024, we will apply the individual spot rates along the yield curve that correspond with the timing of each future cash outflow for benefit payments in order to calculate interest cost and service cost. Additional disclosures regarding the method to be used in calculating the interest cost and service cost components of pension expense for 2024 are provided in Note 10 to the consolidated financial statements contained in Item 8. Financial Statements and Supplementary Data. The expected long-term rate of return on plan assets assumption, although reviewed each year, changes less frequently due to the long-term nature of the assumption. This assumption does not impact the measurement of assets or liabilities as of the measurement date; rather, it is used only in the calculation of pension expense. To determine the expected long-term rate of return on pension plan assets, we consider many factors, including our historical assumptions compared with actual results; benchmark data; expected returns on various plan asset classes, as well as current and expected asset allocations. We will use a long-term expected rate of return on plan assets assumption of 7.5% for the U.S. pension plan in 2024. We believe our discount rate and expected long-term rate of return on plan assets assumptions are appropriate based upon the above factors.
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
~~•~~General global, regional or national economic downturns and macroeconomic trends, including heightened inflation, capital market volatility, interest rate and currency rate fluctuations, and economic slowdown or recession, that may result in unfavorable conditions that could negatively affect demand for our products and services, impact the prices we can charge for our products and services, disrupt our supply chain. impair our ability to produce our products, or increase borrowing costs.
•The impact of inflation and disruptions in our global supply chain on BD and our suppliers (particularly sole-source suppliers and providers of sterilization services), including fluctuations in the cost and availability of oil-based resins and other raw materials, as well as certain components, used in the production or sterilization of our products, transportation constraints and delays, product shortages, energy shortages or increased energy costs, labor shortages or disputes, and increased operating and labor costs.
•Conditions in international markets, including social and political conditions, geopolitical developments such as the ongoing situations in Ukraine, the Middle East and Asia, civil unrest, terrorist activity, governmental changes, restrictions on the ability to transfer capital across borders, economic sanctions, export controls, tariffs and other protectionist measures and barriers to market participation (such as local company and products preferences), difficulties in protecting and enforcing our intellectual property rights and governmental expropriation of assets. Our international operations also increase our compliance risks, including risks under the Foreign Corrupt Practices Act and other anti-corruption and bribery laws, as well as regulatory and privacy laws.
•Competitive factors that could adversely affect our operations, including new product introductions and technologies (for example, new forms of drug delivery or novel medical therapies) by our current or future competitors, consolidation or strategic alliances among healthcare companies, distributors and/or payers of healthcare to improve their competitive position or develop new models for the delivery of healthcare, increased pricing pressure due to the impact of low-cost manufacturers, patents attained by competitors (particularly as patents on our products expire), new entrants into our markets and changes in the practice of medicine.
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
•Changes in the coverage or reimbursement landscape, or adverse decisions relating to our products by governments or third-party payers, which could reduce demand for our products or the price we can charge for such products.
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
•The effects of regulatory or other events (such as public health crises) that adversely impact our supply chain, including our ability to manufacture (including sterilize) our products (particularly where production of a product line or sterilization operations are concentrated in one or more plants), source materials or components or services from suppliers (including sole-source suppliers) that are needed for such manufacturing (including sterilization), or provide products to our customers, including events that impact key distributors. In particular, there has been increased regulatory focus on the use and emission of ethylene oxide in sterilization processes, and additional regulatory requirements have been proposed and may be imposed in the future that could adversely impact BD or our third-party sterilization providers.
•Security breaches of our information and technology systems or our products, which could impair our ability to conduct business, result in the loss of BD trade secrets or otherwise compromise sensitive information of BD or its customers, suppliers and other business partners, or of patients, including sensitive personal data, or result in product efficacy or safety concerns for certain of our products, and result in actions by regulatory bodies or civil litigation.
•Product efficacy or safety concerns regarding our products resulting in product holds or recalls, regulatory action on the part of the FDA or foreign counterparts (including restrictions on future product clearances and civil penalties), declining sales and product liability claims, and damage to our reputation. As a result of the CareFusion acquisition, our U.S. infusion pump business is operating under a Consent Decree with the FDA. The Consent Decree authorizes the FDA, in the event of any violations in the future, to order our U.S. infusion pump business to cease manufacturing and distributing products, recall products or take other actions, and order the payment of significant monetary damages if the business subject to the decree fails to comply with any provision of the Consent Decree. In accordance with our commitments to the FDA, the overall timing of replacement or remediation of the BD Alaris™ Infusion Systems and return to market in the U.S. may be impacted by, among other things, customer readiness, supply continuity and our continued engagement with the FDA.
•Difficulties inherent in product development, including the potential inability to successfully continue technological innovation, successfully complete clinical trials, obtain and maintain regulatory approvals and registrations in the U.S. and abroad, obtain intellectual property protection for our products, obtain coverage and adequate reimbursement for new products, or gain and maintain market approval of products, as well as the possibility of infringement claims by competitors with respect to patents or other intellectual property rights, all of which could preclude or delay commercialization of a product. Delays in obtaining necessary approvals or clearances from the FDA or other regulatory agencies or changes in the regulatory process may also delay product launches and increase development costs.
•Any impact that public health crises, such as pandemics and epidemics, including COVID-19, may have on our business, the global economy and the global healthcare system. This may include decreases in the demand for our products, disruptions to our operations or the operations of our suppliers and customers, disruptions to our supply chain, or increases in transportation costs.
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
•The impact of climate change, or legal, regulatory or market measures to address climate change, such as regulation of greenhouse gas emissions, zero-carbon energy and sustainability mandates, and additional taxes on fuel and energy, and changing customer preferences and requirements, such as those regarding the use of materials of concern, increased demand for products with lower environmental footprints, and for companies to set and demonstrate progress against greenhouse gas reduction plans and targets.
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
•Pending and potential future litigation or other proceedings asserting, and/or investigations concerning and/or subpoenas and requests seeking information with respect to, alleged violations of law (including in connection with federal and/or state healthcare programs (such as Medicare or Medicaid) and/or sales and marketing practices (such as investigative subpoenas and the civil investigative demands received by BD)), potential anti-corruption and related internal control violations under the Foreign Corrupt Practices Act, antitrust claims, securities law claims, product liability (which may involve lawsuits seeking class action status or seeking to establish multi-district litigation proceedings, including pending claims relating to our hernia repair implant products, surgical continence products for women, vena cava filter products and implantable ports), claims with respect to environmental matters, data privacy breaches and patent infringement, and the availability or collectability of insurance relating to any such claims.
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
The Board of Directors monitors the internal control system, including internal accounting and financial reporting controls, through its Audit Committee, which consists of five independent Directors. The Audit Committee meets periodically with the independent registered public accounting firm, the internal auditors and management to review the work of each and to satisfy itself that they are properly discharging their responsibilities. The independent registered public accounting firm and the internal auditors have full and free access to the Audit Committee and meet with its members, with and without management present, to discuss the scope and results of their audits including internal control, auditing and financial reporting matters.
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
Based on the Company's assessment of the effectiveness of internal control over financial reporting and the criteria noted above, management concluded that internal control over financial reporting was effective as of September 30, 2023.

The financial statements and internal control over financial reporting have been audited by Ernst & Young LLP, an independent registered public accounting firm. Ernst & Young’s reports with respect to fairness of the presentation of the financial statements, and the effectiveness of internal control over financial reporting, are included herein.

/s/ Thomas E. Polen	/s/ Christopher J. DelOrefice	/s/ Thomas J. Spoerel
Thomas E. Polen	Christopher J. DelOrefice	Thomas J. Spoerel
Chairman, Chief Executive Officer and President	Executive Vice President and Chief Financial Officer	Senior Vice President and Controller, Chief Accounting Officer and International Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of
Becton, Dickinson and Company
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Becton, Dickinson and Company (the Company) as of September 30, 2023 and 2022, the related consolidated statements of income, comprehensive income and cash flows for each of the three years in the period ended September 30, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at September 30, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2023, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of
September 30, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated November 21, 2023 expressed an unqualified opinion thereon.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Estimation of Product Liability Reserves
Description of the Matter
As described in Note 6 to the consolidated financial statements, the Company is a defendant in various product liability matters in which the plaintiffs allege a wide variety of claims associated with the use of certain Company devices. At September 30, 2023, the Company’s product liability reserves totaled approximately $1.9 billion. The Company engaged an actuarial specialist to perform an analysis to estimate the outstanding liability for indemnity costs related to claims arising from certain of these product liability matters. The methods used by the Company to estimate these reserves are based on reported claims, historical settlement amounts, and stage of litigation, among other items.

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

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of the controls over the Company’s evaluation of certain product liability reserves. For example, we tested controls over management's review of the methods, significant assumptions and the underlying data used by the actuary to estimate the product liability reserves.

To evaluate management’s estimate of certain product liability reserves, our audit procedures included, among others, testing the completeness and accuracy of the underlying data used by management's actuarial specialist to estimate the amount of unreported claims and the indemnity cost. For example, we compared filed and settled claims data to legal letters obtained from external counsel, and, on a sample basis, compared settlement amounts to the underlying agreements. In addition, we involved our actuarial specialists to assist us in evaluating the methods used to estimate the unreported claims and the indemnity cost used in the calculation of certain product liability reserves. We have also assessed the adequacy of the Company’s disclosures in relation to these matters.

Income taxes — Uncertain tax positions
Description of the Matter
As discussed in Notes 1 and 17 to the consolidated financial statements, the Company conducts business in numerous countries and as a result, files tax returns in those locations. Uncertain tax positions may arise for multiple reasons including, but not limited to, the interpretation of global tax rules and regulations. The Company uses judgment to (1) determine whether, based on the technical merits, a tax position is more likely than not to be sustained and (2) measure the amount of tax benefit that qualifies for recognition. The Company has recorded a liability of $366 million related to uncertain tax positions as of September 30, 2023.

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

November 21, 2023

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of
Becton, Dickinson and Company
Opinion on Internal Control Over Financial Reporting
We have audited Becton, Dickinson and Company’s internal control over financial reporting as of September 30, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), (the COSO criteria). In our opinion, Becton, Dickinson and Company (the Company) maintained, in all material respects, effective internal control over financial reporting as of September 30, 2023, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of September 30, 2023 and 2022, the related consolidated statements of income, comprehensive income and cash flows for each of the three years in the period ended September 30, 2023, and the related notes and our report dated November 21, 2023 expressed an unqualified opinion thereon.
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

/s/ ERNST & YOUNG LLP

New York, New York
November 21, 2023

Consolidated Statements of Income
Becton, Dickinson and Company
Years Ended September 30

Millions of dollars, except per share amounts	2023	2022	2021
Revenues	$19,372	$18,870	$19,131

Cost of products sold	11,202	10,393	10,500
Selling and administrative expense	4,719	4,709	4,719
Research and development expense	1,237	1,256	1,279
Acquisition-related integration and restructuring expense	313	192	179
Other operating (income) expense, net	(210)	37	203
Total Operating Costs and Expenses	17,261	16,588	16,881
Operating Income	2,111	2,282	2,250
Interest expense	(452)	(398)	(469)
Interest income	49	16	9
Other expense, net	(46)	(117)	(99)
Income from Continuing Operations Before Income Taxes	1,662	1,783	1,692
Income tax provision	132	148	88
Net Income from Continuing Operations	1,530	1,635	1,604
(Loss) Income from Discontinued Operations, Net of Tax	(46)	144	488
Net Income	1,484	1,779	2,092
Preferred stock dividends	(60)	(90)	(90)
Net income applicable to common shareholders	$1,424	$1,689	$2,002

Basic Earnings per Share
Income from Continuing Operations	$5.14	$5.42	$5.23
(Loss) Income from Discontinued Operations	(0.16)	0.50	1.69
Basic Earnings per Share	$4.97	$5.93	$6.92

Diluted Earnings per Share
Income from Continuing Operations	$5.10	$5.38	$5.18
(Loss) Income from Discontinued Operations	(0.16)	0.50	1.67
Diluted Earnings per Share	$4.94	$5.88	$6.85
Amounts may not add due to rounding.
See notes to consolidated financial statements.

Consolidated Statements of Comprehensive Income
Becton, Dickinson and Company
Years Ended September 30

Millions of dollars	2023	2022	2021
Net Income	$1,484	$1,779	$2,092
Other Comprehensive (Loss) Income, Net of Tax
Foreign currency translation adjustments	(91)	305	124
Defined benefit pension and postretirement plans	4	210	255
Cash flow hedges	27	85	81
Other Comprehensive (Loss) Income, Net of Tax	(60)	600	460
Comprehensive Income	$1,424	$2,379	$2,552

Amounts may not add due to rounding.
See notes to consolidated financial statements.

Consolidated Balance Sheets
Becton, Dickinson and Company
September 30

Millions of dollars, except per share amounts and numbers of shares	2023	2022
Assets
Current Assets
Cash and equivalents	$1,416	$1,006
Restricted cash	65	153
Short-term investments	8	8
Trade receivables, net	2,534	2,191
Inventories	3,273	3,224
Prepaid expenses and other	1,380	1,559
Total Current Assets	8,676	8,141
Property, Plant and Equipment, Net	6,557	6,012
Goodwill	24,522	24,621
Developed Technology, Net	8,058	9,108
Customer Relationships, Net	2,338	2,683
Other Intangibles, Net	552	519
Other Assets	2,078	1,848
Total Assets	$52,780	$52,934
Liabilities and Shareholders’ Equity
Current Liabilities
Current debt obligations	$1,141	$2,179
Accounts payable	1,641	1,699
Accrued expenses	2,604	2,605
Salaries, wages and related items	1,115	1,171
Income taxes	139	157
Total Current Liabilities	6,641	7,811
Long-Term Debt	14,738	13,886
Long-Term Employee Benefit Obligations	1,023	902
Deferred Income Taxes and Other Liabilities	4,582	5,052
Commitments and Contingencies (See Note 6)
Shareholders’ Equity
Preferred stock (See Note 4)	—	2
Common stock — $1 par value: authorized — 640,000,000 shares; issued — 370,594,401 shares in 2023 and 364,639,901 shares in 2022.	371	365
Capital in excess of par value	19,720	19,553
Retained earnings	15,535	15,157
Deferred compensation	24	23
Treasury stock — 80,202,608 shares in 2023 and 81,283,191 shares in 2022.	(8,305)	(8,330)
Accumulated other comprehensive loss	(1,548)	(1,488)
Total Shareholders’ Equity	25,796	25,282
Total Liabilities and Shareholders’ Equity	$52,780	$52,934

Amounts may not add due to rounding.
See notes to consolidated financial statements.

Consolidated Statements of Cash Flows
Becton, Dickinson and Company
Years Ended September 30

Millions of dollars	2023	2022	2021
Operating Activities
Net income	$1,484	$1,779	$2,092
Less: (Loss) income from discontinued operations, net of tax	(46)	144	488
Income from continuing operations, net of tax	1,530	1,635	1,604
Adjustments to net income from continuing operations to derive net cash provided by continuing operating activities:
Depreciation and amortization	2,288	2,229	2,230
Share-based compensation	259	233	229
Deferred income taxes	(622)	(120)	(301)
Change in operating assets and liabilities:
Trade receivables, net	(290)	32	(61)
Inventories	(15)	(631)	(83)
Prepaid expenses and other	192	(436)	(184)
Accounts payable, income taxes and other liabilities	(517)	(473)	660
Pension obligation	112	(55)	71
Excess tax benefits from payments under share-based compensation plans	19	32	15
Gain on sale of business	(268)	—	—
Product remediation-related charges	653	72	56
Product liability-related charges	26	21	361
Other, net	(377)	(68)	(470)
Net Cash Provided by Continuing Operating Activities	2,990	2,471	4,126
Investing Activities
Capital expenditures	(874)	(973)	(1,194)
Acquisitions, net of cash acquired	—	(2,070)	(508)
Proceeds from divestitures, net	540	—	—
Other, net	(382)	(178)	(142)
Net Cash Used for Continuing Investing Activities	(716)	(3,220)	(1,843)
Financing Activities
Change in short-term debt	(230)	230	—
Proceeds from long-term debt	1,662	497	4,869
Distribution from Embecta Corp. (see Note 2)	—	1,266	—
Net transfer of cash to Embecta upon spin-off	—	(265)	—
Payments of debt	(2,155)	(805)	(5,112)
Repurchase of common stock	—	(500)	(1,750)
Dividends paid	(1,114)	(1,082)	(1,048)
Other, net	(120)	(77)	(265)
Net Cash Used for Continuing Financing Activities	(1,956)	(736)	(3,306)
Discontinued Operations:
Net cash (used for) provided by operating activities	(1)	163	521
Net cash used for investing activities	—	(11)	(37)
Net cash provided by financing activities	—	145	—
Net Cash (Used for) Provided by Discontinued Operations	(1)	298	484
Effect of exchange rate changes on cash and equivalents and restricted cash	5	(45)	15
Net Increase (Decrease) in Cash and Equivalents and Restricted Cash	322	(1,233)	(525)
Opening Cash and Equivalents and Restricted Cash	1,159	2,392	2,917
Closing Cash and Equivalents and Restricted Cash	$1,481	$1,159	$2,392
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
On April 1, 2022, the Company completed the spin-off of its Diabetes Care business as a separate publicly traded company. The historical results of the Diabetes Care business (previously included in BD’s Medical segment) that was contributed to Embecta Corp ("Embecta") in the spin-off were reflected as discontinued operations in the Company’s consolidated financial statements. Additional disclosures regarding the spin-off are provided in Note 2.
Principles of Consolidation
The consolidated financial statements include the Company’s accounts and those of its majority-owned subsidiaries after the elimination of intercompany transactions. The Company has no material interests in variable interest entities.
Cash Equivalents
Cash equivalents consist of all highly liquid investments with a maturity of three months or less at time of purchase.
Restricted Cash
Restricted cash consists of cash restricted from withdrawal and usage and largely represents funds that are restricted for certain product liability matters, which are further discussed in Note 6.
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
Property, Plant and Equipment
Property, plant and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization are principally provided on the straight-line basis over estimated useful lives, which range from 20 to 45 years for buildings, four to 13 years for machinery and equipment and one to 20

Notes to Consolidated Financial Statements — (Continued)
Becton, Dickinson and Company

years for leasehold improvements. Depreciation and amortization expense was $696 million, $672 million and $689 million in fiscal years 2023, 2022 and 2021, respectively.
Goodwill and Other Intangible Assets
The Company’s unamortized intangible assets include goodwill that arises from acquisitions of businesses. The Company reviews goodwill for impairment using quantitative models. Goodwill is reviewed at least annually for impairment at the reporting unit level, which is defined as an operating segment or one level below an operating segment, referred to as a component. The Company’s reporting units represent one level below reporting segments. The Company reviews goodwill for each reporting unit by comparing the fair value of the reporting unit, estimated using an income approach, with its carrying value. The annual impairment review performed on July 1, 2023 indicated that all identified reporting units’ fair values exceeded their respective carrying values.
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
 Shipping and Handling Costs
The Company considers its shipping and handling costs to be contract fulfillment costs and records them within Selling and administrative expense. Shipping expense was $733 million, $751 million and $641 million in 2023, 2022 and 2021, respectively.
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
Income Taxes
The Company has reviewed its needs in the United States for possible repatriation of undistributed earnings of its foreign subsidiaries and continues to invest foreign subsidiaries earnings outside of the United States to fund foreign investments or meet foreign working capital and property, plant and equipment expenditure needs. As a result, the Company is permanently reinvested with respect to all of its historical foreign earnings as of September 30, 2023. Deferred taxes are not provided on undistributed earnings of foreign subsidiaries that are indefinitely reinvested. The determination of the amount of the unrecognized deferred tax liability related to the undistributed earnings is not practicable because of the complexities associated with its hypothetical calculation.
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
Note 2 — Divestitures
Surgical Instrumentation Platform
The Company completed the sale of its Interventional segment's Surgical Instrumentation platform in August 2023 pursuant to a definitive agreement that was signed in June 2023. The Company recognized a pre-tax gain on the sale of approximately $268 million, which was recorded as a component of Other operating (income) expense, net in fiscal year 2023. The historical financial results for the Surgical Instrumentation platform have not been classified as a discontinued operation.
Spin-Off of Embecta Corp.
On April 1, 2022, the Company completed the spin-off of its former Diabetes Care business as a separate publicly traded company named Embecta through a distribution of Embecta’s publicly traded common stock (listed on NASDAQ under the ticker symbol "EMBC") to BD’s shareholders of record as of the close of business on March 22, 2022 (the “record date”). The Company distributed one share of Embecta common stock for every five common shares of BD outstanding as of the record date and shareholders received cash in lieu of fractional shares of Embecta common stock. BD retained no ownership interest in Embecta subsequent to the spin-off. The distribution is expected to qualify and has been treated as tax-free to the Company and its shareholders for U.S. federal income tax purposes. On March 31, 2022, Embecta used a portion of the proceeds from its financing transactions to make a cash distribution of approximately $1.266 billion to the Company. Additional disclosures regarding the various financing transactions entered into by Embecta and related to the spin-off are provided in Note 16.
The Company and Embecta entered into various agreements to effect the spin-off and provide a framework for the relationship between the Company and Embecta after the spin-off. Such agreements include the separation and distribution agreement, as well as the following ongoing agreements: a cannula supply agreement, an intellectual property matters agreement, a transition services agreement, manufacturing and

Notes to Consolidated Financial Statements — (Continued)
Becton, Dickinson and Company

supply agreements, a lease agreement, a distribution agreement to support commercial operations, a logistics services agreement and other agreements including an employee matters agreement and a tax matters agreement. Under these agreements, the Company will continue to provide certain products and services to Embecta following the spin-off. The agreements do not provide the Company with the ability to influence the operating or financial policies of Embecta subsequent to the spin-off date. Amounts included in the Company’s consolidated statements of income during the fiscal years ended September 30, 2023 and 2022 as a result of these agreements are detailed in Note 19.
Details of (Loss) Income from Discontinued Operations, Net of Tax, which represent the historical results of the Diabetes Care business prior to the spin-off date of April 1, 2022, are as follows:

Millions of dollars	2022	2021
Revenues	$538	$1,117
Cost of products sold	143	320
Selling and administrative expense	78	148
Research and development expense	32	59
Acquisition-related integration and restructuring expense	—	6
Other operating expense, net	95	35
Total Operating Costs and Expenses	348	569
Operating Income	190	549
Interest expense	(4)	—
Other income, net	—	2
Income from Discontinued Operations Before Income Taxes	186	550
Income tax provision	42	62
Income from Discontinued Operations, Net of Tax	$144	$488

In fiscal year 2023, the Company recorded expenses of $46 million within (Loss) Income from Discontinued Operations, Net of Tax related to a foreign tax associated with the spin-off. For fiscal year 2022, in the table above, Other operating expense, net, includes $30 million of costs incurred by the Company to execute the spin-off and other costs for related residual activities, as well as $78 million of separation costs incurred by the Company prior to the spin-off date, including those for consulting, legal, tax and other advisory services associated with the spin-off.
The amounts of Revenues and Cost of products sold from discontinued operations detailed above include previously eliminated intercompany transactions that occurred between BD and Embecta which resulted in a third-party sale in the same period.
Note 3 — Accounting Changes
New Accounting Principles Adopted
On July 1, 2022, the Company early-adopted an accounting standard update issued by the Financial Accounting Standards Board ("FASB"), which requires an entity to apply the provisions of Accounting Standard Codification Topic 606, "Revenue from Contracts with Customers," ("ASC 606") when recognizing and measuring contract assets and contract liabilities acquired in a business combination. The Company’s adoption of this accounting standard update for business combinations that occurred during fiscal year 2022 did not have a material impact on its consolidated financial statements.
In June 2016, the FASB issued a new accounting standard which requires earlier recognition of credit losses on loans and other financial instruments held by entities, including trade receivables. The new standard

Notes to Consolidated Financial Statements — (Continued)
Becton, Dickinson and Company

requires entities to measure all expected credit losses for financial assets held at each reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. The Company’s adoption of this accounting standard on October 1, 2020, using the modified retrospective method, did not have a material impact on the Company's consolidated financial statements.
New Accounting Principle Not Yet Adopted
In September 2022, the FASB issued a new accounting standard update that requires additional qualitative and quantitative disclosures regarding supplier finance programs. The new disclosure requirements are intended to help investors better consider the effect of these programs on a company's working capital, liquidity, and cash flows. This update is effective for the Company in its first quarter of fiscal year 2024 and the Company is currently evaluating the impact this update will have on its disclosures.

Notes to Consolidated Financial Statements — (Continued)
Becton, Dickinson and Company

Note 4 — Shareholders’ Equity
Changes in certain components of shareholders’ equity were as follows:

	Common Stock Issued at Par Value	Capital in Excess of Par Value	Retained Earnings	Deferred Compensation	Treasury Stock
(Millions of dollars)					Shares (in thousands)	Amount
Balance at September 30, 2020	$365	$19,270	$12,791	$23	(74,623)	$(6,138)
Net income	—	—	2,092	—	—	—
Cash dividends:
Common ($3.32 per share)	—	—	(958)	—	—	—
Preferred	—	—	(90)	—	—	—
Issuance of shares under employee and other plans, net	—	(85)	—	—	1,068	15
Share-based compensation	—	237	—	—	—	—
Common stock held in trusts, net (a)	—	—	—	—	33	—
Repurchase of common stock	—	(150)	—	—	(6,643)	(1,600)
Effect of change in accounting principle (see Note 3)	—	—	(9)	—	—	—
Balance at September 30, 2021	$365	$19,272	$13,826	$23	(80,164)	$(7,723)
Net income	—	—	1,779	—	—	—
Cash dividends:
Common ($3.48 per share)	—	—	(992)	—	—	—
Preferred	—	—	(90)	—	—	—
Issuance of shares under employee and other plans, net	—	(108)	(1)	—	1,271	44
Share-based compensation	—	239	—	—	—	—
Common stock held in trusts, net (a)	—	—	—	—	25	—
Repurchase of common stock	—	150	—	—	(2,415)	(650)
Spin-off of Embecta (See Note 2)	—	—	634	—	—	—
Balance at September 30, 2022	$365	$19,553	$15,157	$23	(81,283)	$(8,330)
Net income	—	—	1,484	—	—	—
Cash dividends:
Common ($3.64 per share)	—	—	(1,046)	—	—	—
Preferred	—	—	(60)	—	—	—
Issuance of shares for preferred shares converted to common shares (b)	6	(4)	—	—	—	—
Issuance of shares under employee and other plans, net	—	(88)	—	1	1,056	24
Share-based compensation	—	259	—	—	—	—
Common stock held in trusts, net (a)	—	—	—	—	24	—
Balance at September 30, 2023	$371	$19,720	$15,535	$24	(80,203)	$(8,305)
(a)Common stock held in trusts consists of the Company’s shares held in rabbi trusts in connection with deferred compensation under the Company’s employee salary and bonus deferral plan and directors’ deferral plan.
(b)Represents the conversion, in accordance with their terms, of 1.500 million mandatory convertible preferred shares that were issued in May 2020 were converted into 5.955 million shares of BD common stock on the mandatory conversion date of June 1, 2023.

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
In November 2023, the Company executed ASR agreements to repurchase $500 million of its common stock and received an initial delivery of 1.718 million common shares, which will be recorded as an increase to Treasury stock in the first quarter of fiscal year 2024.
The share repurchases discussed above were made pursuant to the repurchase program authorized by the Board of Directors on September 24, 2013 for 10 million shares, which has been fully utilized, and a repurchase program authorized by the Board of Directors in November 2021 for up to an additional 10 million shares of BD common stock, for which there is no expiration date.
The components and changes of Accumulated other comprehensive income (loss) were as follows:

(Millions of dollars)	Total	Foreign Currency Translation	Benefit Plans	Cash Flow Hedges
Balance at September 30, 2020	$(2,548)	$(1,416)	$(1,040)	$(91)
Other comprehensive income before reclassifications, net of taxes	383	124	187	72
Amounts reclassified into income, net of taxes	77	—	68	9
Balance at September 30, 2021	$(2,088)	$(1,292)	$(784)	$(10)
Other comprehensive income before reclassifications, net of taxes	306	54	169	83
Amounts reclassified into income, net of taxes	43	—	41	2
Spin-off of Embecta (See Note 2)	251	251	—	—
Balance at September 30, 2022	$(1,488)	$(987)	$(574)	$75
Other comprehensive (loss) income before reclassifications, net of taxes	(106)	(91)	(37)	21
Amounts reclassified into income, net of taxes	46	—	41	6
Balance at September 30, 2023	$(1,548)	$(1,078)	$(571)	$103
The amount of foreign currency translation recognized in other comprehensive income during the years ended September 30, 2023, 2022 and 2021 included net (losses) gains relating to net investment hedges, as further discussed in Note 14. Other comprehensive income relating to benefit plans during the year ended September 30, 2021 included a net gain of $24 million recognized as a result of the Company’s remeasurement, as of October 31, 2020, of the legacy C.R. Bard, Inc. (“Bard”) U.S. defined pension benefit plan upon its merger

Notes to Consolidated Financial Statements — (Continued)
Becton, Dickinson and Company

with the BD defined benefit cash balance pension plan in the first quarter of fiscal year 2021. The amounts recognized in other comprehensive income relating to cash flow hedges in 2023, 2022 and 2021 are primarily related to forward starting interest rate swaps. Additional disclosures regarding the Company's derivatives are provided in Note 14.
The tax impacts for amounts recognized in other comprehensive income before reclassifications were as follows:

(Millions of dollars)	2023	2022	2021
Benefit Plans
Income tax benefit (provision) for net (losses) gains recorded in other comprehensive income	$15	$(47)	$(42)
The tax impacts for cash flow hedges recognized in other comprehensive income before reclassifications in 2023, 2022 and 2021 were immaterial to the Company's consolidated financial results. The tax impacts for reclassifications out of Accumulated other comprehensive income (loss) relating to benefit plans and cash flow hedges in 2023, 2022 and 2021 were also immaterial to the Company's consolidated financial results.

Note 5 — Earnings per Share
The weighted average common shares used in the computations of basic and diluted earnings per share (shares in thousands) for the years ended September 30 were as follows:

	2023	2022	2021
Average common shares outstanding	286,282	285,005	289,288
Dilutive share equivalents from share-based plans (a) (b)	2,110	2,333	2,801
Dilutive share equivalents from Series C preferred shares (c)	—	26	—
Average common and common equivalent shares outstanding — assuming dilution	288,392	287,364	292,089
(a)In 2023, 2022 and 2021, dilutive share equivalents associated with mandatory convertible preferred stock of 4 million, 6 million and 6 million, respectively, were excluded from the diluted shares outstanding calculation because the result would have been antidilutive. All of the mandatory convertible preferred shares outstanding were converted during fiscal year 2023, as further discussed in Note 4.
(b)In 2021, 1 million of certain share-based compensation awards were excluded from the diluted earnings per share calculation as the exercise prices of these awards were greater than the average market price of the Company’s common shares. In both 2023 and 2022, no such awards were excluded from the diluted earnings per share calculation. Additional disclosures regarding the Company’s share-based compensation are provided in Note 9.
(c)Represents dilutive share equivalents from Series C preferred shares that temporarily replaced shares of common stock held in trusts to adhere to trust requirements until the Company’s spin-off of its Diabetes Care business on April 1, 2022 was completed.
Note 6 — Commitments and Contingencies
Commitments
The Company has certain future purchase commitments entered in the normal course of business to meet operational and capital requirements. As of September 30, 2023, these commitments aggregated to approximately $1.621 billion and will be expended over the next several years.

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
Product Liability Matters
As of September 30, 2023, the Company is defending approximately 34,845 product liability claims involving the Company’s line of hernia repair devices (collectively, the “Hernia Product Claims”). The Company’s outstanding Hernia Product Claims as of September 30, 2022 were approximately 31,445. The Company’s outstanding product liability claims represent nonhomogeneous populations of claims which vary widely based upon various factors, most notably the quality of the claims. As such, claim activity during any given period may not necessarily be indicative of the Company’s ultimate liability under a mass tort matter. As further discussed below, the Company’s underlying estimate of its product liability includes and already accounts for unfiled claims and as such, the net year-to-date change in the number of outstanding Hernia Product Claims did not materially impact the Company’s product liability accrual as of September 30, 2023. The majority of the outstanding claims are currently pending in a coordinated proceeding in Rhode Island State Court (“RI”) and in a federal multi-district litigation (“MDL”) established in the Southern District of Ohio, but claims are also pending in other state and/or federal court jurisdictions. In addition, outstanding claims include multiple putative class actions in Canada. Generally, the Hernia Product Claims seek damages for personal injury allegedly resulting from use of the products. From time to time, the Company engages in resolution discussions with plaintiffs’ law firms regarding certain of the Hernia Product Claims, but the Company also intends to vigorously defend Hernia Product Claims that do not settle, including through litigation and trial. A trial for the Hernia Product Claims is currently scheduled in the MDL in April 2024.
The Company also continues to be a defendant in certain other mass tort litigation. As of September 30, 2023, the Company is defending product liability claims involving the Company’s line of pelvic mesh products, the majority of which are pending in a coordinated proceeding in New Jersey Superior Court and in various federal court jurisdictions, and the Company’s line of inferior vena cava (“IVC”) filter products, which are pending in various jurisdictions. Also, as of September 30, 2023, the Company is defending product liability claims involving its implantable ports, the majority of which are pending in an MDL formed on August 8, 2023 in the United States District Court for the District of Arizona. The Company believes that it has meritorious defenses and is vigorously defending itself in these matters.
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

Notes to Consolidated Financial Statements — (Continued)
Becton, Dickinson and Company

Other Legal Matters
On February 27, 2020, a putative class action captioned Kabak v. Becton, Dickinson and Company, et al., Civ. No. 2:20-cv-02155 (SRC) (CLW), now captioned Industriens Pensionsforsikring v. Becton, Dickinson and Company, et al., was filed in the U.S. District Court for the District of New Jersey against the Company and certain of its officers. The complaint, which purports to be brought on behalf of all persons (other than defendants) who purchased or otherwise acquired the Company's common stock from November 5, 2019 through February 5, 2020, asserts claims for purported violations of Sections 10 and 20 of the Securities Exchange Act of 1934 (“Exchange Act”) and Securities and Exchange Commission (“SEC”) Rule 10b-5 promulgated thereunder, and seeks, among other things, damages and costs. The complaint alleges that defendants concealed certain material information regarding AlarisTM infusion pumps, allegedly rendering certain public statements about the Company’s business, operations and prospects false or misleading, thereby allegedly causing investors to purchase stock at an inflated price. After an initial without prejudice dismissal, additional submissions were filed and the court permitted certain aspects of the case to proceed including claims asserted on behalf of option holders. In October 2023, an agreement in principle was reached to resolve this matter for an amount that is not material to the Company’s consolidated financial results and for which it is adequately reserved; the terms of the settlement, including the amount, are subject to judicial approval.
On November 2, 2020, a putative shareholder derivative action captioned Jankowski v. Forlenza, et al., Civ. No. 2:20-cv-15474, was filed in the U.S. District Court for the District of New Jersey by a shareholder, derivatively on behalf of the Company, against certain of the Company’s directors and officers. The complaint asserts claims for breach of fiduciary duty; violations of sections 10(b), 14(a) and 21D of the Exchange Act, and insider trading. The complaint principally alleges, that the Company made misleading statements regarding AlarisTM infusion pumps in a proxy statement and other SEC filings. A second derivative action was filed on January 24, 2021, and the two actions were consolidated. In March 2021, the Company received letters from two additional shareholders which, in general, mirrored the allegations in the derivative actions, and demanded, among other things, that the Board of Directors pursue claims against members of management for claimed breaches of fiduciary duties. Consistent with New Jersey law, the Board appointed a special committee to review the allegations and demands in the derivative actions and demand letters. Following an investigation, the special committee determined that no action was warranted, and rejected the shareholders’ demands, communicating its determination to counsel for the shareholders. On January 10, 2023, one of the two shareholders referenced above filed a separate derivative action that: (i) is generally consistent with the shareholder letter and the two prior actions; and (ii) purports to challenge the reasonableness of the special committee’s process and determination. The Company believes that it has meritorious defenses and is vigorously defending itself in these matters.
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
In September 2021, the Company received a CID related to an inquiry initiated by the Northern District of Georgia in 2018 concerning sales and marketing practices with respect to certain aspects of the Company’s urology business. After multiple document productions and interviews, the Company and the government mediated the case in an effort to resolve this dispute; such discussions are ongoing.

Notes to Consolidated Financial Statements — (Continued)
Becton, Dickinson and Company

In April 2023, the Department of Justice served the Company with a CID seeking information regarding the Company’s GenesisTM container products in connection with an investigation of possible violations of the False Claims Act. The government has requested documents and the Company is cooperating with the government and responding to its requests.
In September 2021, the Company was served with a complaint from the New Mexico Attorney General, alleging violations of the state’s consumer protection laws in connection with the sales and marketing of its IVC filters. The Company’s motion to dismiss certain of the claims was granted on May 10, 2022 and discovery is proceeding as to the remaining claims. Trial is currently scheduled for June 2024. The Company believes that it has meritorious defenses and is vigorously defending itself in this matter. The Company cannot anticipate the timing, scope, outcome or possible impact at present.
The Company was sued in state and federal courts in Georgia by plaintiffs who work or reside near Company facilities in Covington, GA, where ethylene oxide (“EtO”) sterilization activities take place. The federal cases have been dismissed and refiled in state court. The plaintiffs in the cases seek compensatory and punitive damages. Pursuant to Georgia statute, punitive damages in these cases are generally capped at $250,000 per claimant. The cases allege a variety of injuries, including but not limited to multiple types of cancer, allegedly attributable to exposure to EtO. The Company does not believe these cases are appropriate for class action treatment and they have not been filed as such. The Company currently has approximately 230 of such suits involving approximately 340 plaintiffs asserting personal injury claims; approximately 45 of the cases also allege injury caused by exposure to a chemical of another defendant entirely unrelated to the Company. Three trial dates have been set in 2024. The Company believes that it has meritorious defenses and is vigorously defending itself in these matters.
The Company is also involved both as a plaintiff and a defendant in other legal proceedings and claims that arise in the ordinary course of business. The Company believes that it has meritorious defenses and is vigorously defending itself in each of these matters.
Except for the matters for which a potential disposition has been noted per above, the Company cannot predict the outcome of the other legal matters discussed above, nor can it predict whether any outcome will have a material adverse effect on the Company’s consolidated results of operations and/or consolidated cash flows. Accordingly, the Company has made no provisions for these legal matters in its consolidated results of operations.
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
Litigation Accruals
The Company regularly monitors and evaluates the status of product liability and other litigated matters, and may, from time-to-time, engage in settlement discussions and mediation taking into consideration, among other things, developments in the litigation and the risks and uncertainties associated therewith. These activities have resulted in confidential settlements and going forward could result in further settlements, the terms of which would be confidential. A determination of the accrual amounts for these contingencies is made after analysis of each litigation matter. When appropriate, the accrual is developed with the consultation of outside

Notes to Consolidated Financial Statements — (Continued)
Becton, Dickinson and Company

counsel and, in the case of certain mass tort litigation, actuarial specialists regarding the nature, timing, and extent of each matter.
During fiscal years 2023, 2022, and 2021, the Company recorded pre-tax charges to Other operating (income) expense, net, of approximately $26 million, $21 million, and $361 million, respectively, related to certain of the product liability matters discussed above under the heading “Product Liability Matters,” including the related legal defense costs.
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
Accruals for the Company's product liability claims which are discussed above, as well as the related legal defense costs, amounted to approximately $1.9 billion and $2.1 billion at September 30, 2023 and 2022, respectively. These accruals, which are generally long-term in nature, are largely recorded within Deferred Income Taxes and Other Liabilities on the Company's consolidated balance sheets. The decrease in the Company’s product liability accrual as of September 30, 2023, as compared with September 30, 2022, largely reflected the payment of settlements and legal fees during the fiscal year 2023, which reduced the amount of the accrual. The increase in the number of outstanding hernia repair device claims discussed above did not materially impact the Company’s product liability accrual because the underlying estimate of the Company’s liability includes and already accounts for unfiled claims. Moreover, the accrual reflects the determination that the quality of new hernia repair device claims has generally diminished over time. Claim activity during the fiscal year 2023 relating to the pelvic mesh device and IVC filter matters did not materially impact the Company’s product liability accrual as of September 30, 2023.
Additionally, the particular outcome in any one product liability trial is typically not representative of potential outcomes of all cases or claims. Because the accrual already contemplates a wide range of possible outcomes, including those with a de minimis value, individual outcomes generally do not impact the value of other cases in the total case inventory or the overall product liability accrual.
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
The Company's gross revenues are subject to a variety of deductions which are recorded in the same period that the underlying revenues are recognized. Such variable consideration includes rebates, sales discounts and sales returns. Because these deductions represent estimates of the related obligations, judgment is required when determining the impact of these revenue deductions on gross revenues for a reporting period. Rebates provided by the Company are based upon prices determined under the Company's agreements with its end-user customers. Additional factors considered in the estimate of the Company's rebate liability include the quantification of inventory that is either in stock at or in transit to the Company's distributors, as well as the estimated lag time between the sale of product and the payment of corresponding rebates. The Company’s rebate liability at September 30, 2023 and 2022 was $538 million and $525 million, respectively. The impact of other forms of variable consideration, including sales discounts and sales returns, is not material to the Company's revenues. Additional disclosures relating to sales discounts and sales returns are provided in Note 19.
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

Notes to Consolidated Financial Statements — (Continued)
Becton, Dickinson and Company

relating to revenues recognized over a period longer than one year are recorded as assets which are amortized over the period over which the revenues underlying the commissions are recognized. Capitalized contract costs related to such commissions are immaterial to the Company's consolidated balance sheets.
The Company records contract liabilities for unearned revenue that is allocated to performance obligations such as extended warranty and software maintenance contracts, which are performed over time as discussed further above. Accrued expenses on the Company’s consolidated balance sheet as of September 30, 2023, included approximately $412 million of contract liabilities. Contract liabilities as of September 30, 2022, were immaterial to the Company's consolidated financial results. The Company's liability for product warranties provided under its agreements with customers is not material to its consolidated balance sheets.
Remaining Performance Obligations
The Company's obligations relative to service contracts, which are further discussed above, and pending installations of equipment, primarily in the Company's Medication Management Solutions unit, represent unsatisfied performance obligations of the Company. The revenues under existing contracts with original expected durations of more than one year, which are attributable to products and/or services that have not yet been installed or provided, are estimated to be approximately $2.3 billion at September 30, 2023. The Company expects to recognize the majority of this revenue over the next three years.
Within the Company's Medication Management Solutions, Medication Delivery Solutions, Integrated Diagnostic Solutions, and Biosciences units, some contracts also contain minimum purchase commitments of reagents or other consumables and the future sales of these consumables represent additional unsatisfied performance obligations of the Company. The revenue attributable to the unsatisfied minimum purchase commitment-related performance obligations, for contracts with original expected durations of more than one year, is estimated to be approximately $2.0 billion at September 30, 2023. This revenue will be recognized over the customer relationship periods.
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

Notes to Consolidated Financial Statements — (Continued)
Becton, Dickinson and Company

blood banks; healthcare workers; physicians’ office practices; retail pharmacies; academic and government institutions; and pharmaceutical and biotechnology companies. Life Sciences consists of the following organizational units: Integrated Diagnostic Solutions and Biosciences.
Interventional
Interventional provides vascular, urology, oncology and surgical specialty products that are intended to be used once and then discarded or are either temporarily or permanently implanted. The primary customers served by Interventional are hospitals, ambulatory surgery centers, individual healthcare professionals, extended care facilities, alternate site facilities, and patients via the segment's Homecare business. Interventional consists of the following organizational units: Surgery; Peripheral Intervention; Urology and Critical Care.
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
The tables below reflect the Company’s revenues and operating income from continuing operations. Revenues and operating income from the former Diabetes Care business prior to its spin-off on April 1, 2022 are included in (Loss) Income from Discontinued Operations, Net of Tax. See Note 2 for further information.

Notes to Consolidated Financial Statements — (Continued)
Becton, Dickinson and Company

Financial information for the Company’s segments is detailed below. The Company has no material intersegment revenues.

(Millions of dollars)	2023			2022			2021
	United States	International	Total	United States	International	Total	United States	International	Total
Medical
Medication Delivery Solutions	$2,519	$1,774	$4,293	$2,483	$1,825	$4,308	$2,253	$1,848	$4,101
Medication Management Solutions	2,303	677	2,980	1,935	598	2,533	1,863	570	2,432
Pharmaceutical Systems	666	1,563	2,229	533	1,468	2,001	428	1,400	1,828
Total segment revenues	$5,488	$4,014	$9,502	$4,950	$3,891	$8,841	$4,544	$3,817	$8,361

Life Sciences
Integrated Diagnostic Solutions	$1,774	$1,850	$3,624	$2,190	$1,995	$4,185	$2,477	$2,748	$5,225
Biosciences	603	906	1,509	542	838	1,379	503	802	1,305
Total segment revenues	$2,377	$2,756	$5,133	$2,732	$2,833	$5,564	$2,980	$3,550	$6,530

Interventional
Surgery	$1,159	$338	$1,497	$1,094	$306	$1,400	$1,023	$274	$1,296
Peripheral Intervention	1,016	849	1,865	960	799	1,759	931	780	1,711
Urology and Critical Care	1,073	301	1,374	986	319	1,305	894	338	1,232
Total segment revenues	$3,247	$1,489	$4,736	$3,040	$1,424	$4,464	$2,847	$1,392	$4,239

Total Company revenues from continuing operations	$11,113	$8,258	$19,372	$10,722	$8,148	$18,870	$10,371	$8,760	$19,131
The following tables provide a reconciliation of segment operating income to Income from Continuing Operations before Income Taxes and segment information for both capital expenditures and depreciation and amortization.

Notes to Consolidated Financial Statements — (Continued)
Becton, Dickinson and Company

(Millions of dollars)	2023	2022	2021
Income from Continuing Operations Before Income Taxes
Medical (a) (b)	$1,967	$2,215	$1,985
Life Sciences	1,585	1,710	2,391
Interventional	1,217	1,081	933
Total Segment Operating Income	4,769	5,006	5,311
Acquisition-related integration and restructuring expense	(313)	(173)	(179)
Net interest expense	(403)	(382)	(460)
Other unallocated items (c)	(2,391)	(2,668)	(2,981)
Total Income from Continuing Operations Before Income Taxes	$1,662	$1,783	$1,692
Capital Expenditures
Medical	$563	$602	$740
Life Sciences	139	213	297
Interventional	138	130	125
Corporate and All Other	35	28	32
Total Capital Expenditures	$874	$973	$1,194
Depreciation and Amortization
Medical	$1,199	$1,144	$1,097
Life Sciences	277	283	352
Interventional	799	789	769
Corporate and All Other	13	13	12
Total Depreciation and Amortization	$2,288	$2,229	$2,230
(a)The amounts in 2023, 2022 and 2021 include charges of $653 million, $72 million and $56 million, respectively, recorded to Cost of products sold, to adjust estimated future product remediation costs.
(b)The amount in 2022 includes a charge of $54 million, recorded to Cost of products sold, to write down the carrying value of certain fixed assets in the Pharmaceutical Systems unit.
(c)Primarily comprised of foreign exchange, certain general and administrative expenses and share-based compensation expense. The amount in 2023 includes a pre-tax gain recognized on the Company's sale of its Surgical Instrumentation platform of approximately $268 million, which is further discussed in Note 2. The amount in 2021 includes a pre-tax charge recorded to Other operating (income) expense, net, related to certain product liability matters of $361 million, as further discussed in Note 6.
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

Notes to Consolidated Financial Statements — (Continued)
Becton, Dickinson and Company

The table below shows revenues from continuing operations and long-lived assets of continuing operations by geographic area:

(Millions of dollars)	2023	2022	2021
Revenues
United States	$11,113	$10,722	$10,371
EMEA	4,244	4,043	4,548
Greater Asia	2,913	3,047	3,069
Other	1,102	1,058	1,142
	$19,372	$18,870	$19,131
Long-Lived Assets
United States	$35,732	$36,617	$35,896
EMEA	5,317	5,126	5,778
Greater Asia	1,521	1,528	1,607
Other	1,116	1,079	860
Corporate	418	442	465
	$44,104	$44,792	$44,606
Note 9 — Share-Based Compensation
The Company grants share-based awards under the 2004 Employee and Director Equity-Based Compensation Plan ("2004 Plan"), which provides long-term incentive compensation to employees and directors consisting of: stock appreciation rights ("SARs"), performance-based restricted stock units, time-vested restricted stock units and other stock awards.
The fair value of share-based payments is recognized as compensation expense in net income. BD estimates forfeitures based on experience at the time of grant and adjusts expense to reflect actual forfeitures. The amounts and location of compensation cost relating to share-based payments included in the consolidated statements of income is as follows:

(Millions of dollars)	2023	2022	2021
Cost of products sold	$50	$46	$43
Selling and administrative expense	170	156	158
Research and development expense	41	37	36
Acquisition-related integration and restructuring expense	—	1	1
Total share-based compensation cost	$261	$240	$238

Tax benefit associated with share-based compensation costs recognized	$58	$55	$55
Total share-based compensation expense includes pre-tax compensation expense included in Income from Discontinued Operations, Net of Tax that was not material in 2022 and 2021.

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

	2023	2022	2021
Risk-free interest rate	3.78%	1.41%	0.68%
Expected volatility	21.0%	22.0%	23.0%
Expected dividend yield	1.53%	1.42%	1.46%
Expected life	7.0 years	7.3 years	7.4 years
Fair value derived	$57.80	$49.45	$44.38
 Expected volatility is based upon historical volatility for the Company’s common stock and other factors. The expected life of SARs granted is derived from the output of the lattice-based model, using assumed exercise rates based on historical exercise and termination patterns, and represents the period of time that SARs granted are expected to be outstanding. The risk-free interest rate used is based upon the published U.S. Treasury yield curve in effect at the time of grant for instruments with a similar life. The dividend yield is based upon the most recently declared quarterly dividend as of the grant date. The Company issued 0.5 million shares during 2023 to satisfy the SARs exercised.
A summary of SARs outstanding as of September 30, 2023 and changes during the year then ended is as follows:

	SARs (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (Millions of dollars)
Balance at October 1	5,544	$197.31
Granted	752	238.06
Exercised	(1,161)	156.11
Forfeited, canceled or expired	(230)	253.21
Balance at September 30	4,905	$211.47	5.66	$231
Vested and expected to vest at September 30	4,757	210.67	5.58	$228
Exercisable at September 30	3,428	$200.41	4.53	$199
A summary of SARs exercised during 2023, 2022 and 2021 is as follows:

(Millions of dollars)	2023	2022	2021
Total intrinsic value of SARs exercised	$126	$184	$102
Total fair value of SARs vested	$34	$36	$39

Performance-Based and Time-Vested Restricted Stock Units
Performance-based restricted stock units cliff vest three years after the date of grant. These units are tied to the Company’s performance against pre-established targets over a performance period of three years. The performance measures for fiscal years 2023, 2022 and 2021 were average annual currency-neutral revenue growth and average annual return on invested capital, with the combined factor subject to adjustment based on the Company's relative total shareholder return (measures the Company’s stock performance during the performance period against that of peer companies). Under the Company’s long-term incentive program, the

Notes to Consolidated Financial Statements — (Continued)
Becton, Dickinson and Company

actual payout under these awards may vary from zero to 200% of an employee’s target payout, based on the Company’s actual performance over the performance period of three years. In fiscal year 2021, the Company also issued additional performance-based time-vested units to certain key executives, which cliff vest three years after the date of grant and are tied to the Company’s performance against average annual growth in the Company’s Adjusted EPS over a performance period of three years. No shares will be issuable if the performance targets have not been met. The fair value is based on the market price of the Company’s stock on the date of grant. Compensation cost initially recognized assumes that the target payout level will be achieved and is adjusted for subsequent changes in the expected outcome of performance-related conditions. For units for which the performance conditions are modified after the date of grant, any incremental increase in the fair value of the modified units, over the original units, is recorded as compensation expense on the date of the modification for vested units, or over the remaining performance period for units not yet vested.
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
A summary of restricted stock units outstanding as of September 30, 2023 and changes during the year then ended is as follows:

	Performance-Based			Time-Vested
	Stock Units (in thousands)		Weighted Average Grant Date Fair Value	Stock Units (in thousands)	Weighted Average Grant Date Fair Value
Balance at October 1	934		$230.46	1,561	$224.87
Granted	440		227.11	1,037	231.58
Distributed	(81)		238.60	(510)	232.11
Forfeited or canceled	(330)		235.53	(372)	231.72
Balance at September 30	963	(a)	$226.51	1,716	$225.33
Expected to vest at September 30	597	(b)	$225.74	1,626	$224.89
(a)Based on 200% of target payout for performance based restricted units and 100% of the performance based time-vested units.
(b)Net of expected forfeited units and units in excess of the expected performance payout of 69 thousand and 297 thousand shares, respectively.
The weighted average grant date fair value of restricted stock units granted during the years 2023, 2022 and 2021 are as follows:

	Performance-Based			Time-Vested
	2023	2022	2021	2023	2022	2021
Weighted average grant date fair value of units granted	$227.11	$242.39	$216.39	$231.58	$239.39	$223.60
The total fair value of stock units vested during 2023, 2022 and 2021 was as follows:

	Performance-Based			Time-Vested
(Millions of dollars)	2023	2022	2021	2023	2022	2021
Total fair value of units vested	$28	$14	$16	$169	$169	$203

Notes to Consolidated Financial Statements — (Continued)
Becton, Dickinson and Company

At September 30, 2023, the weighted average remaining vesting term of performance-based and time vested restricted stock units is 1.27 and 0.71 years, respectively.
Unrecognized Compensation Expense and Other Stock Plans
The amount of unrecognized compensation expense for all non-vested share-based awards as of September 30, 2023, is approximately $272 million, which is expected to be recognized over a weighted-average remaining life of approximately 1.9 years. At September 30, 2023, 5.6 million shares were authorized for future grants under the 2004 Plan. The Company has a policy of satisfying share-based payments through either open market purchases or shares held in treasury. At September 30, 2023, the Company has sufficient shares held in treasury to satisfy these payments.
As of September 30, 2023, 98 thousand shares were held in trust relative to a Director's Deferral plan, which provides a means to defer director compensation, from time to time, on a deferred stock or cash basis. Also as of September 30, 2023, 211 thousand shares were issuable under a Deferred Compensation Plan that allows certain highly-compensated employees, including executive officers, to defer salary, annual incentive awards and certain equity-based compensation.
Note 10 — Benefit Plans
The Company has defined benefit pension plans covering certain employees in the United States and in certain international locations. Postretirement healthcare and life insurance benefits provided to qualifying domestic retirees as well as other postretirement benefit plans in international countries are not material. The measurement date used for the Company’s employee benefit plans is September 30.
In August 2023, the Company announced that effective September 30, 2024, it would freeze the U.S. Plan, and plan participants, which include legacy Bard U.S. pension plan participants as further discussed below, no longer will accrue benefits under the plan subsequent to this date. Both the legacy BD U.S. pension and legacy Bard U.S. pension plans had already been frozen to prevent new participants effective January 1, 2018 and January 1, 2011, respectively.
In fiscal year 2022, the transfer of employees to Embecta in connection with the spin-off triggered remeasurements of some of the Company’s benefit plans. The BD U.S. pension plan was also remeasured upon the merging of this plan with the legacy Bard U.S. pension plan effective January 1, 2022. These remeasurements did not materially impact the Company’s benefit obligation and resulted in adjustments to Accumulated other comprehensive loss.
Generally, all components of the Company’s net periodic pension and postretirement benefit costs, aside from service cost, are recorded to Other expense, net on its consolidated statements of income. Certain amounts for termination benefits, curtailments and settlements related to the spin-off of Embecta, were recorded in Income from Discontinued Operations, Net of Tax and were not material.

Notes to Consolidated Financial Statements — (Continued)
Becton, Dickinson and Company

Net pension cost for the years ended September 30 included the following components:

	Pension Plans
(Millions of dollars)	2023	2022	2021
Service cost	$91	$134	$150
Interest cost	129	77	71
Expected return on plan assets	(141)	(187)	(174)
Amortization of prior service credit	(7)	(15)	(16)
Amortization of loss	58	61	97
Curtailments/settlement loss	44	73	9
Net pension cost	$174	$143	$137

Net pension cost included in the preceding table that is attributable to international plans	$25	$20	$41
The amounts provided above for amortization of prior service credit and amortization of loss represent the reclassifications of prior service credits and net actuarial losses that were recognized in Accumulated other comprehensive income (loss) in prior periods. The Company recognizes pension settlements when payments from the plan exceed the sum of service and interest cost components of net periodic pension cost associated with the plan for the fiscal year. The settlement losses recorded in 2023 and 2022 included lump sum benefit payments primarily associated with the Company’s U.S. pension plan. A curtailment gain was recognized in 2023 related the freeze of the U.S. pension plan and a curtailment loss was recognized in 2021 related to a freeze of a pension plan in Europe.

Notes to Consolidated Financial Statements — (Continued)
Becton, Dickinson and Company

The change in benefit obligation, change in fair value of pension plan assets, funded status and amounts recognized in the Consolidated Balance Sheets for these plans were as follows:

	Pension Plans
(Millions of dollars)	2023	2022
Change in benefit obligation:
Beginning obligation	$2,634	$3,889
Service cost	91	134
Interest cost	129	77
Plan amendments	—	1
Benefits paid	(67)	(64)
Impact of Embecta spin-off	—	(7)
Actuarial gain	(24)	(1,007)
Curtailments/settlements	(214)	(246)
Other, includes translation	68	(143)
Benefit obligation at September 30	$2,617	$2,634
Change in fair value of plan assets:
Beginning fair value	$2,242	$3,222
Actual return on plan assets	33	(740)
Employer contribution	62	198
Benefits paid	(67)	(64)
Impact of Embecta spin-off	—	(6)
Settlements	(200)	(241)
Other, includes translation	59	(127)
Plan assets at September 30	$2,129	$2,242
Funded Status at September 30:
Unfunded benefit obligation	$(488)	$(392)
Amounts recognized in the Consolidated Balance Sheets at September 30:
Other Assets	$81	$70
Salaries, wages and related items	(15)	(15)
Long-term Employee Benefit Obligations	(554)	(447)
Net amount recognized	$(488)	$(392)
Amounts recognized in Accumulated other comprehensive income (loss) before income taxes at September 30:
Prior service credit	$3	$24
Net actuarial loss	(689)	(728)
Net amount recognized	$(686)	$(704)
International pension plan assets at fair value included in the preceding table were $748 million and $705 million at September 30, 2023 and 2022, respectively. The international pension plan projected benefit obligations were $833 million and $772 million at September 30, 2023 and 2022, respectively.

Notes to Consolidated Financial Statements — (Continued)
Becton, Dickinson and Company

The benefit obligation associated with postretirement healthcare and life insurance plans provided to qualifying domestic retirees, which was largely recorded to Long-Term Employee Benefit Obligations, was $92 million and $101 million at September 30, 2023 and 2022, respectively.
Pension plans with accumulated benefit obligations in excess of plan assets and plans with projected benefit obligations in excess of plan assets consist of the following at September 30:

	Accumulated Benefit Obligation Exceeds the Fair Value of Plan Assets		Projected Benefit Obligation Exceeds the Fair Value of Plan Assets
(Millions of dollars)	2023	2022	2023	2022
Projected benefit obligation	$2,140	$2,104	$2,159	$2,182
Accumulated benefit obligation	$2,088	$2,059
Fair value of plan assets	$1,575	$1,644	$1,591	$1,720
The weighted average assumptions used in determining pension plan information were as follows:

	2023	2022	2021
Net Cost
Discount rate:
U.S. plans (a)	5.62%	2.89%	2.80%
International plans	4.26	1.75	1.44
Expected return on plan assets:
U.S. plans	7.25	6.25	6.25
International plans	5.02	4.84	4.92
Rate of compensation increase:
U.S. plans	4.51	4.31	4.30
International plans	2.86	2.63	2.20
Cash balance plan interest crediting rate:
U.S. plans	4.00	4.00	4.00
International plans	1.98	2.02	1.95
Benefit Obligation
Discount rate:
U.S. plans	6.01	5.62	2.89
International plans	4.62	4.26	1.75
Rate of compensation increase:
U.S. plans	4.00	4.51	4.31
International plans	2.86	2.86	2.63
Cash balance plan interest crediting rate:
U.S. plans	4.00	4.00	4.00
International plans	2.21	1.98	2.02
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
Expected Funding
The Company’s funding policy for its defined benefit pension plans is to contribute amounts sufficient to meet legal funding requirements, plus any additional amounts that may be appropriate considering the funded status of the plans, tax consequences, the cash flow generated by the Company and other factors. The Company made a discretionary contribution to its BD U.S. pension plan of $150 million in October 2023. The Company did not make any required contributions in 2023 and does not anticipate any significant required contributions to its pension plans in fiscal year 2024.
Expected benefit payments are as follows:

(Millions of dollars)	Pension Plans
2024	$208
2025	203
2026	214
2027	204
2028	208
2029-2033	1,061
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
U.S. Plans
The Company’s U.S. pension plans comprise 65% of total benefit plan investments, based on September 30, 2023 market values, and have a target asset mix of 45% fixed income, 21% diversifying investments and 34% equities. This mix was established based on an analysis of projected benefit payments and estimates of long-term returns, volatilities and correlations for various asset classes. The asset allocations to diversifying investments include high-yield bonds, hedge funds, real estate, infrastructure, leveraged loans and emerging markets bonds.
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
The following table provides the fair value measurements of U.S. plan assets, as well as the measurement techniques and inputs utilized to measure fair value of these assets, at September 30, 2023 and 2022. The categorization of fund investments is based upon the categorization of these funds’ underlying assets.

					Basis of fair value measurement (See Note 1)
(Millions of dollars)	Total U.S. Plan Asset Balances		Investments Measured at Net Asset Value (a)		Level 1		Level 2		Level 3
	2023	2022	2023	2022	2023	2022	2023	2022	2023	2022
Fixed Income:
Corporate bonds	$443	$492	$—	$—	$260	$258	$182	$234	$—	$—
Government and agency-U.S.	53	69	—	—	43	53	10	16	—	—
Government and agency-Foreign	17	22	—	—	—	—	17	22	—	—
Other fixed income	46	52	—	—	24	26	22	26	—	—
Equity securities	469	469	59	62	410	406	—	—	—	—
Cash and cash equivalents	202	243	—	—	202	243	—	—	—	—
Other	151	191	79	110	72	81	—	—	—	—
Fair value of plan assets	$1,382	$1,537	$138	$172	$1,012	$1,068	$231	$297	$—	$—
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
International Plans
International plan assets comprise 35% of the Company’s total benefit plan assets, based on market value at September 30, 2023. Such plans have local independent fiduciary committees, with responsibility for development and oversight of investment policy, including asset allocation decisions. In making such decisions, consideration is given to local regulations, investment practices and funding rules.
The following table provides the fair value measurements of international plan assets, as well as the measurement techniques and inputs utilized to measure fair value of these assets, at September 30, 2023 and 2022.

			Basis of fair value measurement (See Note 1)
(Millions of dollars)	Total International Plan Asset Balances		Level 1		Level 2		Level 3 (a)
	2023	2022	2023	2022	2023	2022	2023	2022
Fixed Income:
Corporate bonds	$122	$33	$100	$19	$10	$14	$12	$—
Government and agency-U.S.	9	10	8	8	2	2	—	—
Government and agency-Foreign	197	180	165	167	26	13	6	—
Other fixed income	43	76	34	68	9	8	—	—
Equity securities	173	190	147	190	1	—	25	—
Cash and cash equivalents	10	7	8	7	—	—	2	—
Real estate	36	35	1	1	26	24	9	10
Insurance contracts	103	96	—	—	—	—	103	96
Other	55	76	35	48	1	7	19	21
Fair value of plan assets	$748	$705	$499	$508	$74	$68	$175	$128

Notes to Consolidated Financial Statements — (Continued)
Becton, Dickinson and Company

(a)Changes in the fair value of international pension assets measured using Level 3 inputs for the years ended September 30, 2023 and 2022 were immaterial.
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
Defined Contribution Plans
The cost of voluntary defined contribution plans which provide for a Company match or contribution was $156 million in 2023, $178 million in 2022 and $153 million in 2021.
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
The fair value of the assets acquired and the liabilities assumed resulted in the recognition of developed technology intangible assets of $628 million, customer relationships intangible asset of $161 million, and $1 million of other net liabilities. The excess of the purchase price over fair value of the acquired net assets was recorded as goodwill of $759 million, which related to synergies expected to be gained from leveraging the existing presence of the Company’s sales and marketing teams in pharmacies and acute care facilities, the broader coverage of the Company’s legacy sales and marketing teams, and revenue and cash flow projections associated with future technologies. A portion of the goodwill is deductible for tax purposes.
In addition to the Parata acquisition discussed above, the Company completed various other acquisitions during fiscal year 2022 which were not material individually or in the aggregate, including Parata.

Notes to Consolidated Financial Statements — (Continued)
Becton, Dickinson and Company

Note 12 — Business Restructuring Charges
The Company incurred restructuring costs, primarily in connection with the Company's simplification and other cost saving initiatives that are part of its strategic objectives, which were largely recorded within Acquisition-related integration and restructuring expense on its consolidated statements of income. These simplification and other costs saving initiatives are focused on reducing complexity, enhancing product quality, refining customer experience, and improving cost efficiency across all of the Company’s segments. Restructuring liability activity in 2023, 2022 and 2021 was as follows:

(Millions of dollars)	Employee Termination	Other (a)	Total
Balance at September 30, 2020	$32	$4	$36
Charged to expense	14	30	44
Cash payments	(31)	(25)	(56)
Non-cash settlements	—	(4)	(4)
Balance at September 30, 2021	$14	$5	$19
Charged to expense	21	103	123
Cash payments	(11)	(71)	(82)
Non-cash settlements	—	(25)	(25)
Other adjustments	—	(1)	(1)
Balance at September 30, 2022	$24	$11	$35
Charged to expense	117	122	239
Cash payments	(62)	(103)	(165)
Non-cash settlements	—	(30)	(30)
Other adjustments	—	1	1
Balance at September 30, 2023	$79	$1	$80
(a)Expenses primarily relate to other costs associated with the execution of the Company’s cost efficiency and restructuring programs, such as incremental project management costs and asset write-offs.

Notes to Consolidated Financial Statements — (Continued)
Becton, Dickinson and Company

Note 13 — Intangible Assets
Intangible assets at September 30 consisted of:

	2023			2022
(Millions of dollars)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets
Developed technology	$15,080	$(7,023)	$8,058	$15,087	$(5,979)	$9,108
Customer relationships	4,859	(2,521)	2,338	4,853	(2,170)	2,683
Patents, trademarks and other	1,130	(624)	505	1,046	(574)	473
Amortized intangible assets	$21,069	$(10,168)	$10,901	$20,987	$(8,723)	$12,264

Unamortized intangible assets
Acquired in-process research and development	$44			$44
Trademarks	2			2
Unamortized intangible assets	$46			$46
Intangible amortization expense was $1.465 billion, $1.430 billion and $1.402 billion in 2023, 2022 and 2021, respectively. The estimated aggregate amortization expense for the fiscal years ending September 30, 2024 to 2028 are as follows: 2024 — $1.434 billion; 2025 — $1.431 billion; 2026 — $1.398 billion; 2027 — $1.327 billion; 2028 — $1.239 billion.
The following is a reconciliation of goodwill by business segment:

(Millions of dollars)	Medical	Life Sciences	Interventional	Total
Goodwill as of September 30, 2021	$10,240	$836	$12,810	$23,886
Acquisitions (a)	814	71	188	1,073
Purchase price allocation adjustments	1	—	(2)	(1)
Currency translation	(145)	(20)	(171)	(337)
Goodwill as of September 30, 2022	$10,909	$888	$12,824	$24,621
Divestitures and related adjustments (b)	—	—	(218)	(218)
Purchase price allocation adjustments (c)	13	—	—	13
Currency translation	33	9	64	105
Goodwill as of September 30, 2023	$10,955	$897	$12,670	$24,522
(a)Primarily represents goodwill recognized in the Medical segment upon the Company's acquisition of Parata, which is further discussed in Note 11. Also includes goodwill recognized relative to certain acquisitions which were not material individually or in the aggregate.
(b)Represents goodwill derecognized upon the Company’s sale of its Surgical Instrumentation platform, as further discussed in Note 2.
(c)The purchase price allocation adjustments were primarily driven by an adjustment to tax-related balances recorded upon the finalization of the Parata acquisition allocation within one year of the transaction's closing.
Note 14 — Derivative Instruments and Hedging Activities
The Company uses derivative instruments to mitigate certain exposures. The Company does not enter into derivative financial instruments for trading or speculative purposes. The effects these derivative instruments and

Notes to Consolidated Financial Statements — (Continued)
Becton, Dickinson and Company

hedged items had on the Company’s balance sheets and the fair values of the derivatives outstanding at September 30, 2023 and 2022 were not material. The effects on the Company’s financial performance and cash flows are provided below.
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
The notional amounts of the Company’s foreign currency-related derivative instruments as of September 30, 2023 and 2022 were as follows:

(Millions of dollars)	Hedge Designation	2023	2022
Foreign exchange contracts (a)	Undesignated	$3,146	$2,766
Foreign currency-denominated debt (b)	Net investment hedges	1,056	2,140
Cross-currency swaps (c)	Net investment hedges	2,119	910
(a)Represent hedges of transactional foreign exchange exposures resulting primarily from intercompany payables and receivables. Gains and losses on these instruments are recognized immediately in income. These gains and losses are largely offset by gains and losses on the underlying hedged items, as well as the hedging costs associated with the derivative instruments. Net amounts recognized in Other expense, net, during the years ending September 30, 2023, 2022 and 2021 are detailed in Note 19.
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
Net (losses) gains recorded to Accumulated other comprehensive income (loss) relating to the Company's net investment hedges as of September 30, 2023, 2022 and 2021 were as follows:

(Millions of dollars)	2023	2022	2021
Foreign currency-denominated debt	$(155)	$320	$32
Cross-currency swaps (a)	(70)	173	(21)
(a)The amounts in 2023, 2022 and 2021 include net of tax gains (losses) recognized on terminated cross-currency swaps of $13 million, $46 million and $(35) million, respectively.

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
Changes in the fair value of the interest rate swaps designated as cash flow hedges (i.e., hedging the exposure to variability in expected future cash flows that is attributable to a particular risk) are recorded in Other comprehensive income (loss). If interest rate derivatives designated as cash flow hedges are terminated, the balance in Accumulated other comprehensive income (loss) attributable to those derivatives is reclassified into earnings, within Interest expense, over the remaining life of the hedged debt. The amounts reclassified from accumulated other comprehensive income relating to cash flow hedges during 2023, 2022 and 2021, as well as the amounts expected to be reclassified within the next 12 months, are not material to the Company's consolidated financial results.
The Company recorded net after-tax gains of $23 million, $92 million and $72 million in Other comprehensive income (loss) relating to interest rate-related cash flow hedges during the years ended September 30, 2023, 2022 and 2021, respectively. The gains recorded during fiscal year 2022 included a net after-tax gain of $41 million that was realized upon the Company’s termination of $500 million of forward starting interest rate swaps.
For interest rate swaps designated as fair value hedges (i.e., hedges against the exposure to changes in the fair value of an asset or a liability or an identified portion thereof that is attributable to a particular risk), changes in the fair value of the interest rate swaps offset changes in the fair value of the fixed rate debt due to changes in market interest rates. Amounts recorded during the years ended September 30, 2023 and 2022 were immaterial to the Company's consolidated financial results.
The notional amounts of the Company’s interest rate-related derivative instruments as of September 30, 2023 and 2022 were as follows:

(Millions of dollars)	Hedge Designation	2023	2022
Interest rate swaps (a)	Fair value hedges	$700	$700
Forward starting interest rate swaps (b)	Cash flow hedges	500	500
(a)Represents fixed-to-floating interest rate swap agreements the Company entered into to convert the interest payments on certain long-term notes from the fixed rate to a floating interest rate based on secured overnight financing rates ("SOFR"), which replaced LIBOR rates in fiscal year 2023.
(b)Represents interest rate derivatives entered into to mitigate exposure to interest rate risk related to future debt issuances.
Other Risk Exposures
The Company purchases resins, which are oil-based components used in the manufacture of certain products. Significant increases in world oil prices that lead to increases in resin purchase costs could impact future operating results. From time to time, the Company has managed price risks associated with these commodity purchases through commodity derivative forward contracts. The Company’s commodity derivative forward contracts at September 30, 2023 and 2022 were immaterial to the Company's consolidated financial results.

Notes to Consolidated Financial Statements — (Continued)
Becton, Dickinson and Company

Note 15 — Financial Instruments and Fair Value Measurements
The following reconciles cash and equivalents and restricted cash reported within the Company's consolidated balance sheets at September 30, 2023 and 2022 to the total of these amounts shown on the Company's consolidated statements of cash flows:

(Millions of dollars)	2023	2022
Cash and equivalents	$1,416	$1,006
Restricted cash	65	153
Cash and equivalents and restricted cash	$1,481	$1,159
The fair values of the Company’s financial instruments are as follows:

(Millions of dollars)	Basis of fair value measurement (See Note 1)	2023	2022
Institutional money market accounts (a)	Level 1	$373	$1
Current portion of long-term debt (b)	Level 2	1,122	1,927
Long-term debt (b)	Level 2	12,850	12,119
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
Nonrecurring Fair Value Measurements
In fiscal year 2022, the Company recorded non-cash asset impairment charges of $11 million to Cost of products sold in the Life Sciences segment, $19 million to Acquisition-related integration and restructuring expense in the Medical segment and $54 million to Cost of products sold in the Medical segment to write down the carrying value of certain fixed assets. In fiscal year 2021, the Company recorded charges to Cost of products sold of $40 million to write down the carrying value of certain fixed assets. The amounts recognized in 2022 and 2021 were recorded to adjust the carrying amount of assets to the assets' fair values, which were estimated, based upon a market participant's perspective, using Level 3 inputs, including values estimated using the income approach.
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

Notes to Consolidated Financial Statements — (Continued)
Becton, Dickinson and Company

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

(Millions of dollars)	2023	2022	2021
Trade receivables transferred to third parties under factoring arrangements	$2,615	$1,215	$1,189

(Millions of dollars)	2023	2022
Amounts yet to be collected and remitted to the third parties	357	323
Note 16 — Debt
Current debt obligations
The carrying value of Current debt obligations, net of unamortized debt issuance costs, at September 30 consisted of:

(Millions of dollars)		2023	2022
Commercial paper borrowings		$—	$230
Current portion of long-term debt
1.000% Notes due December 15, 2022	(a)	—	487
1.401% Notes due May 24, 2023	(a)	—	292
0.632% Notes due June 4, 2023	(a)	—	779
0.000% Notes due August 13, 2023	(a)	—	390
3.875% Notes due May 15, 2024		144	—
3.363% Notes due June 6, 2024		997	—
Total current debt obligations		$1,141	$2,179
(a)All of the aggregate principal amount outstanding was retired upon maturity during 2023, as further discussed below.
The weighted average interest rates for current debt obligations were 3.43% and 1.00% at September 30, 2023 and 2022, respectively.
From time to time, the Company may access the commercial paper market as it manages working capital over the normal course of its business activities. In March 2023, the Company amended the agreement for its U.S. commercial paper program, which provided, among other things, an increase of the maximum amount of unsecured borrowings available under the program to $2.750 billion. Also in March 2023, the Company entered into an agreement to establish a multicurrency euro commercial paper program. This multicurrency program allows for a maximum amount of unsecured borrowings that, when aggregated with the amount outstanding under the U.S. commercial paper program, will not exceed $2.750 billion at any time. Proceeds from these

Notes to Consolidated Financial Statements — (Continued)
Becton, Dickinson and Company

programs may be used for working capital purposes and general corporate purposes, which may include acquisitions, share repurchases and repayments of debt. The Company utilized commercial paper borrowings in the fourth quarter of fiscal year 2022 of which $230 million was outstanding as of September 30, 2022. There were no such borrowings outstanding as of September 30, 2023.

Long-term debt
The carrying value of Long-Term Debt, net of unamortized debt issuance costs, at September 30 consisted of:

(Millions of dollars)		2023	2022
3.875% Notes due May 15, 2024		—	145
3.363% Notes due June 6, 2024		—	996
3.734% Notes due December 15, 2024		874	873
3.020% Notes due May 24, 2025		306	275
0.034% Notes due August 13, 2025		528	485
1.208% Notes due June 4, 2026		634	583
6.700% Notes due December 1, 2026		161	165
1.900% Notes due December 15, 2026		528	485
3.700% Notes due June 6, 2027		1,719	1,718
7.000% Debentures due August 1, 2027		119	119
4.693% Notes due February 13, 2028	(a)	796	—
6.700% Debentures due August 1, 2028		115	116
0.334% Notes due August 13, 2028		949	872
3.553% Notes due September 13, 2029	(a)	842	—
2.823% Notes due May 20, 2030		745	745
1.957% Notes due February 11, 2031		993	992
4.298% Notes due August 22, 2032		496	495
1.213% Notes due February 12, 2036		631	580
6.000% Notes due May 15, 2039		121	121
5.000% Notes due November 12, 2040		90	90
1.336% Notes due August 13, 2041		945	869
4.875% Notes due May 15, 2044		245	246
4.685% Notes due December 15, 2044		899	911
4.669% Notes due June 6, 2047		1,445	1,449
3.794% Notes due May 20, 2050		554	554
Other long-term debt		2	—
Total Long-Term Debt		$14,738	$13,886
(a)Represents notes issued during 2023, as further discussed below.
The aggregate annual maturities of Long-Term Debt including interest during the fiscal years ending September 30, 2024 to 2028 are as follows: 2024 — $1.625 billion; 2025 — $2.161 billion; 2026 — $1.073 billion; 2027 — $2.916 billion; 2028 — $2.183 billion.
Other current credit facilities
The Company has a five-year senior unsecured revolving credit facility in place which will expire in September 2026. The credit facility, which was amended and restated in January 2023, provides borrowings of up to $2.750 billion, with separate sub-limits of $100 million and $194 million for letters of credit and

Notes to Consolidated Financial Statements — (Continued)
Becton, Dickinson and Company

swingline loans, respectively. The expiration date of the credit facility may be extended for up to two additional one year periods, subject to certain restrictions, including the consent of the lenders. The credit facility provides that the Company may, subject to additional commitments by lenders, request an additional $500 million of financing, for a maximum aggregate commitment under the credit facility of up to $3.250 billion. Proceeds from this facility may be used for general corporate purposes and Becton Dickinson Euro Finance S.à r.l. ("Becton Finance"), an indirect, wholly-owned finance subsidiary of BD, is authorized as an additional borrower under the credit facility. There were no borrowings outstanding under the Company’s revolving credit facility as of September 30, 2023. In addition, the Company has informal lines of credit outside of the United States.
Debt issuances
The Company issued the following U.S. dollar-denominated debt during fiscal years 2023 and 2022:

Interest rate and maturity	Period issued	Amount issued (Millions of dollars)	Use of proceeds
4.693% notes due February 13, 2028	Second quarter 2023	$800	Retirement of 1.401% notes due May 24, 2023 and 0.000% notes due August 13, 2023
4.298% notes due August 22, 2032	Fourth quarter 2022	$500	Fourth quarter 2022 debt retirements detailed below

Also in fiscal year 2023, Becton Finance issued Euro-denominated notes, listed below, which are fully and unconditionally guaranteed on a senior unsecured basis by the Company. No other of the Company's subsidiaries provide any guarantees with respect to these notes. The indenture covenants included a limitation on liens and a restriction on sale and leasebacks, change of control and consolidation, merger and sale of assets covenants. These covenants are subject to a number of exceptions, limitations and qualifications. The indenture does not restrict the Company, Becton Finance, or any other of the Company's subsidiaries from incurring additional debt or other liabilities, including additional senior debt. Additionally, the indenture does not restrict Becton Finance and the Company from granting security interests over its assets. The notes issued by Becton Finance included the following:

Interest rate and maturity	Period issued	Amount issued (Millions of Euros)	Amount issued (Millions of dollars)	Use of proceeds
3.553% notes due September 13, 2029	Second quarter 2023	€800	$868	Retirement of 0.632% notes due June 4, 2023
Debt retirements
The Company’s retirements of debt upon maturity in fiscal year 2023 included the following:

Principal, interest rate and maturity	Period of retirement
400 million Euros ($439 million) of 0.000% notes due August 13, 2023	Fourth quarter 2023
800 million Euros ($857 million) of 0.632% notes due June 4, 2023	Third quarter 2023
300 million Euros ($325 million) of 1.401% notes due May 24, 2023	Third quarter 2023
500 million Euros ($528 million) of 1.000% notes due December 15, 2022	First quarter 2023

Notes to Consolidated Financial Statements — (Continued)
Becton, Dickinson and Company

On August 8, 2022, the Company commenced a series of tender offers to purchase for cash, certain of its outstanding senior notes. Proceeds from the notes issued in the fourth quarter of fiscal year 2022 plus cash on hand were used to pay for the tender offers. As a result of the tender, the Company’s retirements of debt in fiscal year 2022 included the following:

		(Millions of dollars)
Principal, interest rate and maturity	Period of retirement	Carrying value	Market price of retirement (a)	(Gain) loss recognized to Other expense, net (b)
$190 million of 3.794% notes due 2050	Fourth quarter 2022	$188	$163	$(25)
$52 million of 7.000% debentures due 2027	Fourth quarter 2022	54	59	5
$55 million of 6.700% debentures due 2028	Fourth quarter 2022	56	62	5
$127 million of 6.000% notes due 2039	Fourth quarter 2022	125	145	20
$34 million of 5.000% notes due 2040	Fourth quarter 2022	34	35	1
$42 million of 4.685% notes due 2044	Fourth quarter 2022	43	42	(1)
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
On March 31, 2022, Embecta entered into an indenture dated April 1, 2022 to issue $200 million of 6.750% senior secured notes due February 15, 2030. These notes were issued to the Company as part of the consideration for assets transferred to Embecta in connection with the spin-off. After the spin-off was effective on April 1, 2022, the Company exchanged these notes for $199 million of the aggregate principal amount outstanding on the Company’s Floating Rate Notes due June 6, 2022, which were purchased through a tender offer. The carrying value of the long-term notes tendered was $199 million, and the Company recognized a loss on this debt extinguishment of $2 million, which was recorded in the third quarter of fiscal year 2022 within Other expense, net, on the Company’s consolidated statements of income.
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

Notes to Consolidated Financial Statements — (Continued)
Becton, Dickinson and Company

Capitalized interest
The Company capitalizes interest costs as a component of the cost of construction in progress. A summary of interest costs and payments for the years ended September 30 is as follows:

(Millions of dollars)	2023	2022	2021
Charged to operations	$452	$398	$469
Capitalized	51	46	44
Total interest costs	$503	$444	$512
Interest paid, net of amounts capitalized	$452	$390	$474
Note 17 — Income Taxes
Provision for Income Taxes
The provision (benefit) for income taxes for the years ended September 30 consisted of:

(Millions of dollars)	2023	2022	2021
Current:
Federal	$364	$17	$72
State and local, including Puerto Rico	87	32	42
Foreign	303	228	254
	$754	$277	$368
Deferred:
Domestic	$(644)	$(96)	$(284)
Foreign	22	(33)	4
	(622)	(129)	(280)
Income tax provision	$132	$148	$88
The components of Income from Continuing Operations Before Income Taxes for the years ended September 30 consisted of:

(Millions of dollars)	2023	2022	2021
Domestic, including Puerto Rico	$358	$496	$70
Foreign	1,304	1,287	1,623
Income from Continuing Operations Before Income Taxes	$1,662	$1,783	$1,692
Unrecognized Tax Benefits
The table below summarizes the gross amounts of unrecognized tax benefits without regard to reduction in tax liabilities or additions to deferred tax assets and liabilities if such unrecognized tax benefits were settled. The Company believes it is reasonably possible that the amount of unrecognized benefits will change during the next twelve months due to one or more of the following events: expiring statutes, audit activity, tax payments, other activity, or final decisions in matters that are the subject of controversy in various taxing jurisdictions in

Notes to Consolidated Financial Statements — (Continued)
Becton, Dickinson and Company

which we operate. However, the Company does not expect changes to have a significant effect on its results of operations, financial condition, or cash flows.

(Millions of dollars)	2023	2022	2021
Balance at October 1	$267	$354	$611
Increase due to acquisitions	—	2	2
Increase due to current year tax positions	22	40	23
Increase due to prior year tax positions	33	60	5
Decreases due to prior year tax positions	(29)	—	(4)
Decrease due to settlements with tax authorities	(6)	(77)	(183)
Decrease due to lapse of statute of limitations	(18)	(112)	(100)
Balance at September 30	$269	$267	$354

Unrecognized tax benefits that would affect the effective tax rate if recognized	$366	$348	$447
Upon the Company's acquisition of CareFusion in 2015, the Company became a party to a tax matters agreement with Cardinal Health resulting from Cardinal Health's spin-off of CareFusion in fiscal year 2010. Under the tax matters agreement, the Company is obligated to indemnify Cardinal Health for certain tax exposures and transaction taxes prior to CareFusion’s spin-off from Cardinal Health. The indemnification payable is approximately $132 million at September 30, 2023 and is included in Deferred Income Taxes and Other Liabilities on the consolidated balance sheet.
The following were included for the years ended September 30 as a component of Income tax provision on the consolidated statements of income.

(Millions of dollars)	2023	2022	2021
Interest and penalties associated with unrecognized tax benefits	$20	$(6)	$5
The Company conducts business and files tax returns in numerous countries and currently has tax audits in progress in a number of tax jurisdictions. The IRS has completed its audit for the BD legacy fiscal year 2014, BD combined company fiscal years 2015 and 2017, and CareFusion legacy fiscal years 2010 through short period 2015. With regard to Bard, all examinations have been completed through short period 2017. The IRS has commenced its review of BD’s fiscal years 2018 through 2020. For the other major tax jurisdictions where the Company conducts business, tax years are generally open after 2016.

Notes to Consolidated Financial Statements — (Continued)
Becton, Dickinson and Company

Deferred Income Taxes
Deferred income taxes at September 30 consisted of:

	2023		2022
(Millions of dollars)	Assets	Liabilities	Assets	Liabilities
Compensation and benefits	$426	$—	$430	$—
Property and equipment	—	409	—	412
Intangibles	—	1,858	—	2,064
Loss and credit carryforwards	2,352	—	2,185	—
Product recall and liability reserves	362	—	133	—
Capitalized research and development expenses (a)	243	—	63	—
Other	531	183	524	260
	3,914	2,450	3,335	2,736
Valuation allowance	(2,272)	—	(2,093)	—
Net (b)	$1,642	$2,450	$1,242	$2,736
(a)As required by the 2017 Tax Cuts and Jobs Act, the Company’s research and development expenditures were capitalized and amortized in fiscal year 2023 for income tax purposes. This resulted in an increase in cash tax paid in fiscal year 2023 with a corresponding deferred tax benefit.
(b)Net deferred tax assets are included in Other Assets and net deferred tax liabilities are included in Deferred Income Taxes and Other Liabilities on the consolidated balance sheets.
Deferred tax assets and liabilities are netted on the balance sheet by separate tax jurisdictions. The Company asserts indefinite reinvestment for all historical unremitted foreign earnings as of September 30, 2023. Deferred taxes have not been provided on undistributed earnings of foreign subsidiaries as of September 30, 2023 since the determination of the total amount of unrecognized deferred tax liability is not practicable.
Generally, deferred tax assets have been established as a result of net operating losses and credit carryforwards with expiration dates from 2024 to an unlimited expiration date. Valuation allowances have been established as a result of an evaluation of the uncertainty associated with the realization of certain deferred tax assets on these losses and credit carryforwards. The valuation allowance at September 30, 2023 is primarily the result of foreign losses due to the Company’s global re-organization of its foreign entities and these generally have no expiration date. Valuation allowances are also maintained with respect to deferred tax assets for certain state carryforwards that may not be realized.

Notes to Consolidated Financial Statements — (Continued)
Becton, Dickinson and Company

Tax Rate Reconciliation
A reconciliation of the federal statutory tax rate to the Company’s effective income tax rate for continuing operations was as follows:

	2023	2022	2021
Federal statutory tax rate	21.0%	21.0%	21.0%
State and local income taxes, net of federal tax benefit	(1.0)	(1.1)	(2.7)
Foreign income tax at rates other than 21%	(8.2)	(7.3)	(6.4)
Effect of foreign operations	(3.9)	5.6	(1.0)
Effect of Research Credits and FDII/Domestic Production Activities	(3.2)	(2.2)	(2.0)
Effect of share-based compensation	(0.4)	(1.7)	0.1
Effect of gain on divestitures	3.2	—	—
Effect of valuation allowance release	—	(5.5)	(2.2)
Other, net	0.4	(0.5)	(1.6)
Effective income tax rate	7.9%	8.3%	5.2%
Tax Holidays and Payments
The approximate tax impacts related to tax holidays in various countries in which the Company does business are provided below. The tax holidays expire at various dates through 2037. The Company’s income tax payments, net of refunds are also provided below.

(Millions of dollars, except per share amounts)	2023	2022	2021
Tax impact related to tax holidays	$363	$284	$243
Impact of tax holiday on diluted earnings per share	1.26	0.99	0.83
Income tax payments, net of refunds	629	532	671
Note 18 — Leases
The Company leases real estate, vehicles and other equipment which are used in the Company’s manufacturing, administrative and research and development activities. The Company identifies a contract that contains a lease as one which conveys a right, either explicitly or implicitly, to control the use of an identified asset in exchange for consideration. The Company’s lease arrangements are generally classified as operating leases. These arrangements have remaining terms ranging from less than one year to approximately 25 years and the weighted-average remaining lease term of the Company’s leases is approximately 6.7 years. An option to renew or terminate the current term of a lease arrangement is included in the lease term if the Company is reasonably certain to exercise that option.
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
The implicit interest rates of the Company’s lease arrangements are generally not readily determinable and as such, the Company applies an incremental borrowing rate, which is established based upon the information available at the lease commencement date, to determine the present value of lease payments due

Notes to Consolidated Financial Statements — (Continued)
Becton, Dickinson and Company

under an arrangement. The weighted-average incremental borrowing rate that has been applied to measure the Company’s lease liabilities is 3.2%.
The Company’s lease costs recorded in its consolidated statements of income for the years ended September 30, 2023, 2022 and 2021 were $145 million, $138 million and $132 million, respectively. Cash payments arising from the Company’s lease arrangements are reflected on its consolidated statement of cash flows as outflows used for operating activities. The right-of-use assets and lease liabilities recognized on the Company’s consolidated balance sheet as of September 30, 2023 and 2022 were as follows:

(Millions of dollars)	2023	2022
Right-of-use assets recorded in Other Assets	$517	$482
Current lease liabilities recorded in Accrued expenses	117	118
Non-current lease liabilities recorded in Deferred Income Taxes and Other Liabilities	414	384
The Company’s payments due under its operating leases are as follows:

(Millions of dollars)
2024	$132
2025	114
2026	89
2027	62
2028	45
Thereafter	153
Total payments due	595
Less: imputed interest	64
Total	$531
Sale-Leaseback Transactions
During fiscal year 2021, the Company sold certain properties and concurrently entered into operating lease arrangements for each property, which met the requirements for sale-leaseback accounting. The Company recorded gross proceeds of $225 million related to the transactions and pre-tax gains of $158 million were recorded in Other operating (income) expense, net. The lease agreements have initial lease terms between two and three years and include options for the Company to extend the leases for an additional six-to-twelve months.

Notes to Consolidated Financial Statements — (Continued)
Becton, Dickinson and Company

Note 19 — Supplemental Financial Information
Other Expense, Net

(Millions of dollars)	2023	2022	2021
Other investment (losses) gains, net (a)	$(3)	$(35)	$57
Deferred compensation	32	(46)	43
Net pension and postretirement benefit cost (b)	(98)	(17)	(1)
Losses on undesignated foreign exchange derivatives, net	(36)	(28)	(13)
Impacts of debt extinguishment (c)	—	(24)	(178)
Embecta service agreements income, net (d)	59	33	—
Other	—	1	(6)
Other expense, net	$(46)	$(117)	$(99)
(a)The amounts include (losses) gains recognized relating to certain equity investments.
(b)Represents all components of the Company’s net periodic pension and postretirement benefit costs, aside from service cost, including pension settlement expenses of $57 million and $73 million in fiscal years 2023 and 2022, respectively.
(c)Represents losses recognized upon the extinguishment of certain senior notes, as further discussed in Note 16.
(d)Consists of net income from transition and logistics service agreements with Embecta following the spin-off of the former diabetes care business in fiscal year 2022, as further discussed in Note 2.
Trade Receivables, Net
The amounts recognized in 2023, 2022 and 2021 relating to allowances for doubtful accounts and cash discounts, which are netted against trade receivables, are provided in the following table:

(Millions of dollars)	Allowance for Doubtful Accounts		Allowance for Cash Discounts	Total
Balance at September 30, 2020	$76		$12	$88
Additions charged to costs and expenses	17		84	101
Deductions and other	(20)	(a)	(77)	(97)
Balance at September 30, 2021	$73		$18	$91
Additions charged to costs and expenses	4		73	77
Deductions and other	(12)	(a)	(75)	(87)
Balance at September 30, 2022	$65		$16	$81
Additions charged to costs and expenses	9		100	109
Deductions and other	(10)	(a)	(100)	(110)
Balance at September 30, 2023	$65		$16	$81
(a)Accounts written off.

Notes to Consolidated Financial Statements — (Continued)
Becton, Dickinson and Company

Inventories
Inventories at September 30 consisted of:

(Millions of dollars)	2023	2022
Materials	$714	$707
Work in process	381	397
Finished products	2,178	2,120
	$3,273	$3,224
Property, Plant and Equipment, Net
Property, Plant and Equipment, Net at September 30 consisted of:

(Millions of dollars)	2023	2022
Land	$131	$127
Buildings	3,537	3,252
Machinery, equipment and fixtures	9,609	8,769
Leasehold improvements	301	266
	13,578	12,415
Less accumulated depreciation and amortization	7,021	6,402
	$6,557	$6,012

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.
Item 9A.    Controls and Procedures.
An evaluation was conducted by BD’s management, with the participation of BD’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of BD’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of September 30, 2023. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were, as of the end of the period covered by this report, effective and designed to ensure that material information relating to BD and its consolidated subsidiaries would be made known to them by others within these entities. There were no changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2023 identified in connection with the above-referenced evaluation that have materially affected, or are reasonably likely to materially affect, BD’s internal control over financial reporting.
Management’s Report on Internal Control Over Financial Reporting and the Report of Independent Registered Public Accounting Firm are contained in Item 8. Financial Statements and Supplementary Data, and are incorporated herein by reference.

Item 9B.    Other Information.
Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements
During the three months ended September 30, 2023, no director or officer of the Company adopted, terminated or modified a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K of the Exchange Act.
Item 9C.    Disclosure Regarding Foreign Jurisdictions That Prevent Inspections.
Not applicable.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance.
The information relating to BD’s directors and nominees for director required by this item will be contained under the caption “Proposal 1: Election of Directors” in a definitive proxy statement involving the election of directors, which the registrant will file with the SEC not later than 120 days after September 30, 2023 (the “2024 Proxy Statement”), and such information is incorporated herein by reference. Information relating to the Audit Committee of the BD Board of Directors required by this item will be contained under the caption “The Board and committees of the Board - Audit Committee”, and information regarding BD’s code of ethics required by this item will be contained under the heading “The Board and committees of the Board - ESG - Code of Conduct”, in BD’s 2024 Proxy statement, and such information is incorporated herein by reference.
The information relating to executive officers required by this item is included herein in Part I under the caption “Information about our Executive Officers.”
Certain other information required by this item will be contained under the caption “Ownership of BD Common Stock” in BD’s 2024 Proxy Statement, and such information is incorporated herein by reference.
Item 11.    Executive Compensation.
The information required by this item will be contained under the captions “Executive Compensation,” “Report of the Compensation and Human Capital Committee,” “Compensation of Named Executive Officers”, “Non‑management director compensation,” and “CEO Pay Ratio" in BD’s 2024 Proxy Statement, and such information is incorporated herein by reference.
Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this item will be contained under the caption “Ownership of BD Common Stock” in BD’s 2024 Proxy Statement, and such information is incorporated herein by reference.
Item 13.    Certain Relationships and Related Transactions, and Director Independence.
The information required by this item will be contained under the caption “The Board and committees of the Board - Related person transactions” in BD’s 2024 Proxy Statement, and such information is incorporated herein by reference.
Item 14.    Principal Accounting Fees and Services.
The information required by this item will be contained under the caption “Proposal 2. Ratification of Selection of Independent Registered Public Accounting Firm” in BD’s 2024 Proxy Statement, and such information is incorporated herein by reference.

PART IV
Item 15.    Exhibits, Financial Statement Schedules.
(a)(1)    Financial Statements
The following consolidated financial statements of BD are included in Item 8 of this report:
◦Reports of Independent Registered Public Accounting Firm (PCAOB ID: 42)
◦Consolidated Statements of Income — Years ended September 30, 2023, 2022 and 2021
◦Consolidated Statements of Comprehensive Income — Years ended September 30, 2023, 2022 and 2021
◦Consolidated Balance Sheets — September 30, 2023 and 2022
◦Consolidated Statements of Cash Flows — Years ended September 30, 2023, 2022 and 2021
◦Notes to Consolidated Financial Statements
(2)Financial Statement Schedules
See Note 19 to the Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data.
(3)Exhibits
See the Exhibit Index below for a list of all management contracts, compensatory plans and arrangements required by this item, and all other Exhibits filed or incorporated by reference as a part of this report.
Item 16. Form 10-K Summary
    BD is not providing summary information.

EXHIBIT INDEX

Exhibit Number	Description	Method of Filing
3(a)	Restated Certificate of Incorporation, dated as of January 30, 2019.	Incorporated by reference to Exhibit 3 to the registrant’s Quarterly Report on Form 10-Q for the period ended December 31, 2018.
3(b)	By-Laws, as amended as of September 19, 2023.	Incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed on September 21, 2023.
4(a)	Indenture, dated as of March 1, 1997, between the registrant and The Bank of New York Mellon Trust Company, N.A. (as successor to JPMorgan Chase Bank).	Incorporated by reference to Exhibit 4(a) to Form 8-K filed by the registrant on July 31, 1997.
4(b)	Form of 7.000% Debentures due August 1, 2027.	Incorporated by reference to Exhibit 4(d) to the registrant’s Current Report on Form 8-K filed on July 31, 1997.
4(c)	Form of 6.700% Debentures due August 1, 2028.	Incorporated by reference to Exhibit 4(d) to the registrant’s Current Report on Form 8-K filed on July 29, 1999.
4(d)	Form of 6.000% Notes due May 15, 2039.	Incorporated by reference to Exhibit 4.2 to the registrant's Current Report on Form 8-K filed on May 13, 2009.
4(e)	Form of 5.000% Notes due November 12, 2040.	Incorporated by reference to Exhibit 4.2 to the registrant’s Current Report on Form 8-K filed on November 12, 2010.
4(f)	Form of 3.734% Notes due December 15, 2024.	Incorporated by reference to Exhibit 4.4 to the registrant’s Current Report on Form 8-K filed on December 15, 2014.
4(g)	Form of 4.685% Notes due December 15, 2044.	Incorporated by reference to Exhibit 4.5 to the registrant’s Current Report on Form 8-K filed on December 15, 2014.
4(h)	Form of 3.875% Senior Notes due May 15, 2024.	Incorporated by reference to Exhibit 4.5 to the registrant’s Current Report on Form 8-K filed on April 29, 2015.
4(i)	Form of 4.875% Senior Notes due May 15, 2044.	Incorporated by reference to Exhibit 4.6 to the registrant’s Current Report on Form 8-K filed on April 29, 2015.
4(j)	Form of 1.900% Notes due December 15, 2026.	Incorporated by reference to Exhibit 4.2 to the registrant's Current Report on Form 8-K filed on December 9, 2016.
4(k)	Form of 3.363% Notes due June 6, 2024.	Incorporated by reference to Exhibit 4.5 to the registrant’s Current Report on Form 8-K filed on June 6, 2017.
4(l)	Form of 3.700% Notes due June 6, 2027.	Incorporated by reference to Exhibit 4.6 to the registrant’s Current Report on Form 8-K filed on June 6, 2017.
4(m)	Form of 4.669% Notes due June 6, 2047.	Incorporated by reference to Exhibit 4.7 to the registrant’s Current Report on Form 8-K filed on June 6, 2017.

Exhibit Number	Description	Method of Filing
4(n)	Form of 6.700% Notes due December 1, 2026.	Incorporated by reference to Exhibit 4.4 to the registrant's Current Report on Form 8-K filed on December 29, 2017.
4(o)	Indenture, dated as of December 1, 1996 between C.R. Bard, Inc. and The Bank of New York Mellon Trust Company, N.A., a national banking association, as trustee.	Incorporated by reference to Exhibit 4.1 to C.R. Bard, Inc.'s Registration Statement on Form S-3 (File No. 333-05997).
4(p)	First Supplemental Indenture, dated May 18, 2017, between C. R. Bard, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee.	Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K of C.R. Bard, Inc. filed on May 23, 2017.
4(q)	Form of 3.020% Notes due May 24, 2025.	Incorporated by reference to Exhibit 4.2 to the registrant's Current Report on Form 8-K filed on May 24, 2018.
4(r)	Indenture, dated as of May 17, 2019, among Becton Dickinson Euro Finance S.à r.l. (“Becton Finance”), as issuer, Becton, Dickinson and Company, as guarantor, and The Bank of New York Mellon Trust Company, N.A., as trustee.	Incorporated by reference to Exhibit 4.7 to the registrant’s Post-Effective Amendment to the Registration Statement on Form S-3 filed on May 17, 2019.
4(s)	First Supplemental Indenture, dated as of June 4, 2019, among Becton Finance, as issuer, Becton, Dickinson and Company, as guarantor, and The Bank of New York Mellon Trust Company, N.A., as trustee.	Incorporated by reference to Exhibit 4.1 to the registrant's Current Report on Form 8-K filed on June 4, 2019.
4(t)	Form of 1.208% Note due June 4, 2026.	Incorporated by reference to Exhibit 4.4 to the registrant's Current Report on Form 8-K filed on June 4, 2019.
4(u)	Form of 2.823% Notes due May 20, 2030.	Incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed on May 20, 2020.
4(v)	Form of 3.794% Notes due May 20, 2050.	Incorporated by reference to Exhibit 4.2 to the registrant’s Current Report on Form 8-K filed on May 20, 2020.
4(w)	Form of 1.957% Notes due February 11, 2031.	Incorporated by reference to Exhibit 4.1 to the registrant's Current Report on Form 8-K filed on February 11, 2021.
4(x)	Second Supplemental Indenture, dated as of February 12, 2021, among Becton Finance, as issuer, Becton, Dickinson and Company, as guarantor, and The Bank of New York Mellon Trust Company, N.A., as trustee.	Incorporated by reference to Exhibit 4.1 to the registrant's Current Report on Form 8-K filed on February 12, 2021.
4(y)	Form of 1.213% Note due February 12, 2036.	Incorporated by reference to Exhibit 4.2 to the registrant's Current Report on Form 8-K filed on February 12, 2021.

Exhibit Number	Description	Method of Filing
4(z)	Third Supplemental Indenture, dated as of August 13, 2021, among Becton Finance, as issuer, Becton, Dickinson and Company, as guarantor, and The Bank of New York Mellon Trust Company, N.A., as trustee.	Incorporated by reference to Exhibit 4.1 to the registrant's Current Report on Form 8-K filed on August 13, 2021.
4(aa)	Form of 0.334% Notes due August 13, 2028.	Incorporated by reference to Exhibit 4.2 to the registrant's Current Report on Form 8-K filed on August 13, 2021.
4(bb)	Form of 1.336% Notes due August 13, 2041.	Incorporated by reference to Exhibit 4.3 to the registrant's Current Report on Form 8-K filed on August 13, 2021.
4(cc)	Form of 0.034% Notes due August 13, 2025.	Incorporated by reference to Exhibit 4.3 to the registrant’s registration statement on Form 8-A filed on August 13, 2021.
4(dd)	Form of 4.298% Notes due August 22, 2032.	Incorporated by reference to Exhibit 4.1 to the registrant's Current Report on Form 8-K filed on August 22, 2022.
4(ee)	Description of the Registrant’s Securities.	Filed with this report.
4(ff)	Fourth Supplemental Indenture, dated as of February 13, 2023, among Becton Finance, as issuer, Becton, Dickinson and Company, as guarantor, and The Bank of New York Mellon Trust Company, N.A., as trustee.	Incorporated by reference to Exhibit 4.1 to the registrant's Current Report on Form 8-K filed on February 13, 2023.
4(gg)	Form of 3.553% Notes due September 13, 2029.	Incorporated by reference to Exhibit 4.2 to the registrant's Current Report on Form 8-K filed on February 13, 2023.
4(hh)	Form of 4.693% Notes due February 13, 2028.	Incorporated by reference to Exhibit 4.3 to the registrant's Current Report on Form 8-K filed on February 13, 2023.
10(a)	Form of Employment Agreement with executive officers relating to employment following a change of control of the registrant (without tax reimbursement provisions).*	Incorporated by reference to Exhibit 10(a)(ii) to the registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2013.
10(b)	Stock Award Plan, as amended and restated as of January 31, 2006.*	Incorporated by reference to Exhibit 10(a) to the registrant’s Quarterly Report on Form 10-Q for the period ended December 31, 2005.
10(c)	Performance Incentive Plan, as amended and restated July 25, 2023.*	Filed with this report.

Exhibit Number	Description	Method of Filing
10(d)	Deferred Compensation and Retirement Benefit Restoration Plan, as amended as of May 1, 2020.*	Incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2020.
10(e)	1996 Directors’ Deferral Plan, as amended and restated as of November 25, 2014.*	Incorporated by reference to Exhibit 10.2 to the registrant's Current Report on Form 8-K filed on December 2, 2014.
10(f)	Aircraft Time Sharing Agreement dated June 5, 2020, between the registrant and Thomas E. Polen.*	Incorporated by reference to Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2020.
10(g)(i)	2004 Employee and Director Equity-Based Compensation Plan, as amended and restated as of July 25, 2023.*	Filed with this report.
10(g)(ii)	French Addendum to the 2004 Employee and Director Equity-Based Compensation Plan dated January 21, 2019.*	Incorporated by reference to Exhibit 10.2 to the registrant's Current Report on Form 8-K filed on January 31, 2020.
10(g)(iii)	Terms of Awards under 2004 Employee and Director Equity-Based Compensation Plan and Stock Award Plan.*	Incorporated by reference to Exhibit 10(g)(iii) to the registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2020.
10(h)	Form of Commercial Paper Dealer Agreement.	Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on January 6, 2015.
10(i)	Tax Matters Agreement, dated August 31, 2009, by and between Cardinal Health, Inc. and CareFusion Corporation.	Incorporated by reference to Exhibit 10.3 to Cardinal Health, Inc.’s Current Report on Form 8-K filed on September 4, 2009.
10(j)	2005 Directors’ Stock Award Plan of C. R. Bard, Inc. (as Amended and Restated).*	Incorporated by reference to Exhibit 10bw to the C.R. Bard, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2010.
10(k)	Letter Agreement, dated August 4, 2021, between the registrant and Christopher DelOrefice.*	Incorporated by reference to Exhibit 10(n) to the registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2021.
10(l)	Second Amended and Restated Credit Agreement, dated as of January 25, 2023, by and among Becton, Dickinson and Company, the other entities party thereto and Citibank, N.A., as administrative agent.	Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed January 25, 2023.
10(m)	Advisory Board Consulting Agreement, dated October 31, 2022, by and between the registrant and Claire M. Fraser.*	Incorporated by reference to Exhibit 10(p) to the registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2022.
10(n)	Omnibus Amendment, dated as of March 9, 2023, among Becton, Dickinson and Company and each of the financial institutions party thereto as dealer. * *	Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed March 10, 2023.

Exhibit Number	Description	Method of Filing
10(o)	Dealer Agreement, dated March 9, 2023, among Becton, Dickinson and Company and each of the financial institutions party thereto as dealer. * *	Incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed March 10, 2023.
21	Subsidiaries of the registrant.	Filed with this report.
22	Subsidiary Issuer of Guaranteed Securities.	Filed with this report.
23	Consent of independent registered public accounting firm.	Filed with this report.
24	Power of Attorney.	Included on signature page.
31	Certifications of Chief Executive Officer and Chief Financial Officer, pursuant to SEC Rule 13(a)-14(a).	Filed with this report.
32	Certifications of Chief Executive Officer and Chief Financial Officer, pursuant to Section 1350 of Chapter 63 of Title 18 of the U.S. Code.	Filed with this report.
101	The following materials from this report, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.	Filed with this report.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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
Gary DeFazio
Senior Vice President and Corporate Secretary
Dated: November 21, 2023
POWER OF ATTORNEY
KNOW ALL BY THESE PRESENTS, that each of the undersigned hereby constitutes and appoints Thomas E. Polen, Michelle T. Quinn, Christopher J. DelOrefice and Gary DeFazio, and each of them, acting individually and without the other, as his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign the Company’s Annual Report on Form 10-K for the Company’s fiscal year ended September 30, 2023, and any amendments thereto, each in such form as they or any one of them may approve, and to file the same with all exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done so that such Annual Report shall comply with the Securities Exchange Act of 1934, as amended, and the applicable Rules and Regulations adopted or issued pursuant thereto, as fully and to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them or their substitute or resubstitute, may lawfully do or cause to be done by virtue hereof.
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
Pursuant to the requirements of the Securities Act of 1934, as amended, this Annual Report and Power of Attorney have been signed as of November 21, 2023 by the following persons in the capacities indicated.

Name	Capacity

/S/ THOMAS E. POLEN	Chairman, Chief Executive Officer and President
Thomas E. Polen	(Principal Executive Officer)

/S/ CHRISTOPHER J. DELOREFICE	Executive Vice President and Chief Financial
Christopher J. DelOrefice	Officer
(Principal Financial Officer)

/S/ THOMAS J. SPOEREL	Senior Vice President and Controller,
Thomas J. Spoerel	Chief Accounting Officer and International Chief
Financial Officer
(Principal Accounting Officer)

Name	Capacity

/S/ WILLIAM M. BROWN
William M. Brown	Director

/S/ CATHERINE M. BURZIK
Catherine M. Burzik	Director

/S/ CARRIE L. BYINGTON
Carrie L. Byington	Director

/S/ R. ANDREW ECKERT
R. Andrew Eckert	Director

/S/ CLAIRE M. FRASER
Claire M. Fraser	Director

/S/ JEFFREY W. HENDERSON
Jeffrey W. Henderson	Director

/S/ CHRISTOPHER JONES
Christopher Jones	Director

/S/ MARSHALL O. LARSEN
Marshall O. Larsen	Director

/S/ TIMOTHY M. RING
Timothy M. Ring	Director

/S/ BERTRAM L. SCOTT
Bertram L. Scott	Director

/S/ JOANNE WALDSTREICHER
Joanne Waldstreicher	Director