Form 10-Q
period 2023-12-31
BECTON DICKINSON & CO
filed 2024-02-01
CIK 10795

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2023
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
There were 288,902,232 shares of Common Stock, $1.00 par value, outstanding at December 31, 2023.

BECTON, DICKINSON AND COMPANY
FORM 10-Q
For the quarterly period ended December 31, 2023

ITEM 1. FINANCIAL STATEMENTS
BECTON, DICKINSON AND COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Millions of dollars, except per share data
(Unaudited)

	Three Months Ended December 31,
	2023	2022
Revenues	$4,706	$4,586
Cost of products sold	2,679	2,453
Selling and administrative expense	1,213	1,187
Research and development expense	290	313
Integration and restructuring expense	75	44
Other operating expense, net	11	3
Total Operating Costs and Expenses	4,267	4,001
Operating Income	439	585
Interest expense	(111)	(102)
Interest income	34	6
Other expense, net	(4)	(8)
Income Before Income Taxes	359	481
Income tax provision (benefit)	77	(28)
Net Income	281	509
Preferred stock dividends	—	(23)
Net income applicable to common shareholders	$281	$486

Basic Earnings per Share	$0.97	$1.71
Diluted Earnings per Share	$0.96	$1.70

Dividends per Common Share	$0.95	$0.91
Amounts may not add due to rounding.
See notes to condensed consolidated financial statements

BECTON, DICKINSON AND COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Millions of dollars
(Unaudited)

	Three Months Ended December 31,
	2023	2022
Net Income	$281	$509
Other Comprehensive Income (Loss), Net of Tax
Foreign currency translation adjustments	40	(80)
Defined benefit pension and postretirement plans	12	11
Cash flow hedges	(18)	(3)
Other Comprehensive Income (Loss), Net of Tax	33	(72)
Comprehensive Income	$314	$437
Amounts may not add due to rounding.
See notes to condensed consolidated financial statements

BECTON, DICKINSON AND COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
Millions of dollars, except per share amounts and numbers of shares

	December 31, 2023	September 30, 2023
Assets	(Unaudited)
Current Assets:
Cash and equivalents	$1,180	$1,416
Restricted cash	54	65
Short-term investments	2	8
Trade receivables, net	2,267	2,534
Inventories:
Materials	776	714
Work in process	368	381
Finished products	2,160	2,178
	3,304	3,273
Prepaid expenses and other	1,349	1,380
Total Current Assets	8,156	8,676
Property, Plant and Equipment	13,899	13,578
Less allowances for depreciation and amortization	7,253	7,021
Property, Plant and Equipment, Net	6,647	6,557
Goodwill	24,597	24,522
Developed Technology, Net	7,807	8,058
Customer Relationships, Net	2,252	2,338
Other Intangibles, Net	555	552
Other Assets	2,259	2,078
Total Assets	$52,274	$52,780
Liabilities and Shareholders’ Equity
Current Liabilities:
Current debt obligations	$2,016	$1,141
Payables, accrued expenses and other current liabilities	5,524	5,500
Total Current Liabilities	7,540	6,641
Long-Term Debt	14,094	14,738
Long-Term Employee Benefit Obligations	894	1,023
Deferred Income Taxes and Other Liabilities	4,414	4,582
Commitments and Contingencies (See Note 5)
Shareholders’ Equity
Common stock — $1 par value; authorized — 640,000,000 shares; issued — 370,594,401 shares in December 31, 2023 and September 30, 2023	371	371
Capital in excess of par value	19,741	19,720
Retained earnings	15,540	15,535
Deferred compensation	24	24
Treasury stock	(8,828)	(8,305)
Accumulated other comprehensive loss	(1,515)	(1,548)
Total Shareholders’ Equity	25,332	25,796
Total Liabilities and Shareholders’ Equity	$52,274	$52,780

Amounts may not add due to rounding.
See notes to condensed consolidated financial statements

BECTON, DICKINSON AND COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Millions of dollars
(Unaudited)

	Three Months Ended December 31,
	2023	2022
Operating Activities
Net income	$281	$509
Adjustments to net income to derive net cash provided by continuing operating activities:
Depreciation and amortization	561	567
Share-based compensation	83	89
Deferred income taxes	(91)	(118)
Change in operating assets and liabilities	152	(665)
Pension obligation	(129)	21
Other, net	(2)	(3)
Net Cash Provided by Continuing Operating Activities	855	399
Investing Activities
Capital expenditures	(116)	(208)
Other, net	(116)	(83)
Net Cash Used for Investing Activities	(233)	(291)
Financing Activities
Change in short-term debt	—	365
Payments of debt	—	(528)
Repurchases of common stock	(500)	—
Dividends paid	(275)	(281)
Other, net	(87)	(89)
Net Cash Used for Financing Activities	(862)	(534)
Net cash used for operating activities of discontinued operations	(14)	—
Effect of exchange rate changes on cash and equivalents and restricted cash	7	11
Net decrease in cash and equivalents and restricted cash	(247)	(415)
Opening Cash and Equivalents and Restricted Cash	1,481	1,159
Closing Cash and Equivalents and Restricted Cash	$1,234	$744
Amounts may not add due to rounding.
See notes to condensed consolidated financial statements

BECTON, DICKINSON AND COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023
Note 1 – Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, in the opinion of the management of Becton, Dickinson and Company (the "Company" or "BD"), include all adjustments which are of a normal recurring nature, necessary for a fair presentation of the financial position and the results of operations and cash flows for the periods presented. However, the financial statements do not include all information and accompanying notes required for a presentation in accordance with U.S. generally accepted accounting principles ("U.S. GAAP"). These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s 2023 Annual Report on Form 10-K.
Within the financial statements and tables presented, certain columns and rows may not add due to the use of rounded numbers for disclosure purposes. Percentages and earnings per share amounts presented are calculated from the underlying amounts. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year.
Note 2 – Accounting Changes
New Accounting Principle Adopted
In September 2022, the Financial Accounting Standards Board ("FASB") issued an accounting standard update that requires additional qualitative and quantitative disclosures regarding supplier finance programs. The new disclosure requirements are intended to help investors better consider the effect of these programs on a company's working capital, liquidity, and cash flows. The Company adopted this accounting standard on October 1, 2023 and disclosures regarding the Company’s supplier finance programs are provided in Note 12.
New Accounting Principles Not Yet Adopted
In November 2023, the FASB issued a new accounting standard update which requires more disaggregated expense information about a public entity’s reportable segments. This update is effective for the Company beginning with its fiscal year 2025 reporting and for interim reporting beginning with its fiscal year 2026. The Company is currently evaluating the impact that this update will have on its disclosures.
In December 2023, the FASB issued an accounting standard update which requires more disaggregated information to be included in the income tax rate reconciliation and income taxes paid annual disclosures. This update is effective for the Company beginning in its fiscal year 2026 and the Company is currently evaluating the impact that this update will have on its disclosures.
Note 3 – Shareholders' Equity
Changes in certain components of shareholders' equity for the first quarters of fiscal years 2024 and 2023 were as follows:

	Common Stock Issued at Par Value	Capital in Excess of Par Value	Retained Earnings	Deferred Compensation	Treasury Stock
(Millions of dollars)					Shares (in thousands)	Amount
Balance at September 30, 2023	$371	$19,720	$15,535	$24	(80,203)	$(8,305)
Net income	—	—	281	—	—	—
Common dividends ($0.95 per share)	—	—	(275)	—	—	—
Issuance of shares under employee and other plans, net	—	(62)	—	—	647	(20)
Share-based compensation	—	83	—	—	—	—
Common stock held in trusts, net (a)	—	—	—	—	(19)	—
Repurchase of common stock	—	—	—	—	(2,118)	(503)
Balance at December 31, 2023	$371	$19,741	$15,540	$24	(81,692)	$(8,828)

	Common Stock Issued at Par Value	Capital in Excess of Par Value	Retained Earnings	Deferred Compensation	Treasury Stock
(Millions of dollars)					Shares (in thousands)	Amount
Balance at September 30, 2022	$365	$19,553	$15,157	$23	(81,283)	$(8,330)
Net income	—	—	509	—	—	—
Common dividends ($0.91 per share)	—	—	(259)	—	—	—
Preferred dividends	—	—	(23)	—	—	—
Issuance of shares under employee and other plans, net	—	(52)	—	—	556	(3)
Share-based compensation	—	89	—	—	—	—
Common stock held in trusts, net (a)	—	—	—	—	(11)	—
Balance at December 31, 2022	$365	$19,590	$15,384	$24	(80,738)	$(8,333)
(a)Common stock held in trusts consists of the Company’s shares held in rabbi trusts in connection with deferred compensation under the Company’s employee salary and bonus deferral plan and directors’ deferral plan.
Share Repurchases
In the first quarter of fiscal year 2024, the Company executed and settled accelerated share repurchase agreements for the repurchase of 2.118 million shares of its common stock for total consideration of $500 million, excluding a 1% excise tax on share repurchases of $3 million. The share repurchases were recorded as an increase to Treasury stock and were made pursuant to the repurchase program authorized by the Board of Directors on November 3, 2021, for 10 million shares of BD common stock, for which there is no expiration date.
The components and changes of Accumulated other comprehensive income (loss) for the first quarters of fiscal years 2024 and 2023 were as follows:

(Millions of dollars)	Total	Foreign Currency Translation	Benefit Plans	Cash Flow Hedges
Balance at September 30, 2023	$(1,548)	$(1,078)	$(571)	$103
Other comprehensive income (loss) before reclassifications, net of taxes	21	40	—	(19)
Amounts reclassified into income, net of taxes	12	—	12	1
Balance at December 31, 2023	$(1,515)	$(1,038)	$(559)	$84

(Millions of dollars)	Total	Foreign Currency Translation	Benefit Plans	Cash Flow Hedges
Balance at September 30, 2022	$(1,488)	$(987)	$(574)	$75
Other comprehensive loss before reclassifications, net of taxes	(84)	(80)	—	(4)
Amounts reclassified into income, net of taxes	12	—	11	1
Balance at December 31, 2022	$(1,559)	$(1,067)	$(563)	$73
The amounts of foreign currency translation recognized in other comprehensive income during the three months ended December 31, 2023 and 2022 included net losses relating to net investment hedges. The amount recognized in other comprehensive income relating to cash flow hedges during the three months ended December 31, 2023 is primarily related to forward starting interest rate swaps. Additional disclosures regarding amounts the Company recognized in other comprehensive income relating to cash flow hedges during the three months ended December 31, 2023 and 2022 are provided in Note 11.
The tax impacts for amounts recognized in other comprehensive income (loss) before reclassifications and for reclassifications out of Accumulated other comprehensive income (loss) relating to benefit plans and cash flow hedges during the three months ended December 31, 2023 and 2022 were immaterial to the Company's consolidated financial results.

Note 4 – Earnings per Share
The weighted average common shares used in the computations of basic and diluted earnings per share (shares in thousands) were as follows:

	Three Months Ended December 31,
	2023	2022
Average common shares outstanding	290,113	283,887
Dilutive share equivalents from share-based plans	1,285	1,453
Average common and common equivalent shares outstanding – assuming dilution	291,398	285,340

Share equivalents excluded from the diluted shares outstanding calculation:
Mandatory convertible preferred stock (a)	—	5,899
Share-based plans (b)	552	1,374
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
Product Liability Matters
As of December 31, 2023, the Company is defending approximately 35,935 product liability claims involving the Company’s line of hernia repair devices (collectively, the “Hernia Product Claims”). The Company’s outstanding Hernia Product Claims as of September 30, 2023 were approximately 34,845. The Company’s outstanding product liability claims represent nonhomogeneous populations of claims which vary widely based upon various factors, most notably the quality of the claims. As such, claim activity during any given period may not necessarily be indicative of the Company’s ultimate liability under a mass tort matter. As further discussed below, the Company’s underlying estimate of its product liability includes and already accounts for unfiled claims and as such, the net year-to-date change in the number of outstanding Hernia Product Claims did not materially impact the Company’s product liability accrual as of December 31, 2023. The majority of the outstanding claims are currently pending in a coordinated proceeding in Rhode Island State Court (“RI”) and in a federal multi-district litigation (“MDL”) established in the Southern District of Ohio, but claims are also pending in other state and/or federal court jurisdictions. In addition, outstanding claims include multiple putative class actions in Canada. Generally, the Hernia Product Claims seek damages for personal injury allegedly resulting from use of the products. From time to time, the Company engages in resolution discussions with plaintiffs’ law firms regarding certain of the Hernia Product Claims, but the Company also intends to vigorously defend Hernia Product Claims that do not settle, including through litigation and trial. A trial for the Hernia Product Claims is currently scheduled in the MDL in April 2024.
The Company also continues to be a defendant in certain other mass tort litigation. As of December 31, 2023, the Company is defending product liability claims involving the Company’s line of pelvic mesh products, the majority of which are pending in a coordinated proceeding in New Jersey Superior Court and in various federal court jurisdictions, the Company’s line of inferior vena cava (“IVC”) filter products, which are pending in various jurisdictions, and the Company’s line of implantable ports, the majority of which are pending in an MDL in the United States District Court for the District of Arizona. The Company believes that it has meritorious defenses and is vigorously defending itself in these matters.
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
Other Legal Matters
On February 27, 2020, a putative class action captioned Kabak v. Becton, Dickinson and Company, et al., Civ. No. 2:20-cv-02155 (SRC) (CLW), now captioned Industriens Pensionsforsikring v. Becton, Dickinson and Company, et al., was filed in the U.S. District Court for the District of New Jersey against the Company and certain of its officers. The complaint, which purports to be brought on behalf of all persons (other than defendants) who purchased or otherwise acquired the Company's common stock from November 5, 2019 through February 5, 2020, asserts claims for purported violations of Sections 10 and 20 of the Securities Exchange Act of 1934 (“Exchange Act”) and Securities and Exchange Commission (“SEC”) Rule 10b-5 promulgated thereunder, and seeks, among other things, damages and costs. The complaint alleges that defendants concealed certain material information regarding AlarisTM infusion pumps, allegedly rendering certain public statements about the Company’s business, operations and prospects false or misleading, thereby allegedly causing investors to purchase stock at an inflated price. After an initial without prejudice dismissal, additional submissions were filed and the court permitted certain aspects of the case to proceed including claims asserted on behalf of option holders. In October 2023, an agreement in principle was reached to resolve this matter for $85 million, for which the Company is adequately reserved and largely insured; the terms of the settlement were preliminarily approved by the court on January 18, 2024, and the matter has been scheduled for a hearing as to final approval on April 22, 2024.
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

In July 2017, C.R. Bard received a CID from the Department of Justice seeking documents and information relating to an investigation into possible violations of the False Claims Act in connection with the sales and marketing of FloChec® and QuantaFloTM devices. The Company has responded to these requests and expects further discussion with the government following recent communications from the Department of Justice.
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
The Company was sued in state and federal courts in Georgia by plaintiffs who work or reside near Company facilities in Covington, GA, where ethylene oxide (“EtO”) sterilization activities take place. The federal cases have been dismissed and refiled in state court. The plaintiffs in the cases seek compensatory and punitive damages. Pursuant to Georgia statute, punitive damages in these cases are generally capped at $250,000 per claimant. The cases allege a variety of injuries, including but not limited to multiple types of cancer, allegedly attributable to exposure to EtO. The Company does not believe these cases are appropriate for class action treatment and they have not been filed as such. The Company currently has approximately 230 of such suits involving approximately 340 plaintiffs asserting personal injury claims; approximately 45 of the cases also allege injury caused by exposure to a chemical of another defendant entirely unrelated to the Company. Two trial dates have been set in 2024. The Company believes that it has meritorious defenses and is vigorously defending itself in these matters.
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
Accruals for the Company's product liability claims which are discussed above, as well as the related legal defense costs, amounted to approximately $1.8 billion and $1.9 billion at December 31, 2023 and September 30, 2023, respectively. These accruals, which are generally long-term in nature, are largely recorded within Deferred Income Taxes and Other Liabilities on the Company's condensed consolidated balance sheets. The decrease in the Company’s product liability accrual as of December 31, 2023, as compared with September 30, 2023, largely reflected reductions to the accrual due to the payment of settlements and legal fees, as well as an adjustment of $41 million due to the favorable resolution of claims during the first quarter of fiscal year 2024. The increase in the number of outstanding hernia repair device claims discussed above did not materially impact the Company’s product liability accrual because the underlying estimate of the Company’s liability includes and already accounts for unfiled claims. Moreover, the accrual reflects the determination that the quality of new hernia repair device claims has generally diminished over time. Claim activity during the first quarter of fiscal year 2024 relating to the pelvic mesh device and IVC filter matters did not materially impact the Company’s product liability accrual as of December 31, 2023.
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
Note 6 – Revenues
The Company’s policies for recognizing sales have not changed from those described in the Company’s 2023 Annual Report on Form 10-K. The Company sells a broad range of medical supplies, devices, laboratory equipment and diagnostic products which are distributed through independent distribution channels and directly by BD through sales representatives. End-users of the Company's products include healthcare institutions, physicians, life science researchers, clinical laboratories, the pharmaceutical industry and the general public.
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
The Company's gross revenues are subject to a variety of deductions which are recorded in the same period that the underlying revenues are recognized. Such variable consideration includes rebates, sales discounts and sales returns. The Company’s rebate liability at December 31, 2023 and September 30, 2023 was $597 million and $538 million, respectively. The impact of other forms of variable consideration, including sales discounts and sales returns, is not material to the Company's revenues.
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
Contract liabilities for unearned revenue that is allocable to performance obligations, such as extended warranty and software maintenance contracts, which are performed over time, were approximately $419 million and $412 million as of December 31, 2023 and September 30, 2023, respectively, and are included in Payables, accrued expenses and other current liabilities on the Company’s condensed consolidated balance sheets. The Company's liability for product warranties provided under its agreements with customers is not material to its condensed consolidated balance sheets.
Remaining Performance Obligations
The Company's obligations relative to service contracts and pending installations of equipment, primarily in the Company's Medication Management Solutions unit, represent unsatisfied performance obligations of the Company. The revenues under existing contracts with original expected durations of more than one year, which are attributable to products and/or services that have not yet been installed or provided are estimated to be approximately $2.2 billion at December 31, 2023. The Company expects to recognize the majority of this revenue over the next three years.
Within the Company's Medication Management Solutions, Medication Delivery Solutions, Integrated Diagnostic Solutions, and Biosciences units, some contracts also contain minimum purchase commitments of reagents or other consumables, and the future sales of these consumables represent additional unsatisfied performance obligations of the Company. The revenue attributable to the unsatisfied minimum purchase commitment-related performance obligations, for contracts with original expected durations of more than one year, is estimated to be approximately $2.2 billion at December 31, 2023. This revenue will be recognized over the customer relationship periods.
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

	Three Months Ended December 31,
(Millions of dollars)	2023			2022
	United States	International	Total	United States	International	Total
Medical
Medication Delivery Solutions	$639	$413	$1,052	$620	$419	$1,039
Medication Management Solutions	594	153	747	564	142	706
Pharmaceutical Systems	127	304	431	119	290	409
Total segment revenues	$1,360	$870	$2,230	$1,303	$852	$2,154

Life Sciences
Integrated Diagnostic Solutions	$444	$470	$913	$508	$445	$952
Biosciences	143	232	375	137	212	349
Total segment revenues	$587	$701	$1,288	$645	$657	$1,302

Interventional
Surgery	$280	$88	$369	$287	$76	$363
Peripheral Intervention	234	220	454	236	197	433
Urology and Critical Care	287	78	365	259	74	333
Total segment revenues	$802	$386	$1,188	$782	$347	$1,129

Total Company revenues	$2,749	$1,957	$4,706	$2,730	$1,856	$4,586

Segment income for the three-month periods was as follows:

	Three Months Ended December 31,
(Millions of dollars)	2023	2022
Income Before Income Taxes
Medical	$535	$554
Life Sciences	372	433
Interventional	291	301
Total Segment Operating Income	1,198	1,288
Integration and restructuring expense	(75)	(44)
Net interest expense	(77)	(96)
Other unallocated items (a)	(688)	(667)
Total Income Before Income Taxes	$359	$481
(a)Primarily comprised of foreign exchange, certain general and administrative expenses and share-based compensation expense.
Note 8 – Benefit Plans
The Company has defined benefit pension plans covering certain employees in the United States and certain international locations. The measurement date used for these plans is September 30.
Net pension cost included the following components for the three-month periods:

	Three Months Ended December 31,
(Millions of dollars)	2023	2022
Service cost	$25	$24
Interest cost	39	35
Expected return on plan assets	(42)	(38)
Amortization of prior service credit	(1)	(2)
Amortization of loss	16	17
Net pension cost	$37	$36
The amounts provided above for amortization of prior service credit and amortization of loss represent the reclassifications of prior service credits and net actuarial losses that were recognized in Accumulated other comprehensive income (loss) in prior periods. All components of the Company’s net periodic pension and postretirement benefit costs, aside from service cost, are recorded to Other expense, net on its condensed consolidated statements of income.

Note 9 – Business Restructuring Charges
The Company incurred restructuring costs during the three months ended December 31, 2023, primarily in connection with the Company's simplification and other cost-saving initiatives, which were recorded within Integration and restructuring expense. These simplification and other cost-saving initiatives are focused on reducing complexity, enhancing product quality, refining customer experience, and improving cost efficiency across all of the Company’s segments.
Restructuring liability activity for the three months ended December 31, 2023 was as follows:

(Millions of dollars)	Employee Termination	Other (a)	Total
Balance at September 30, 2023	$79	$1	$80
Charged to expense	35	34	69
Cash payments	(36)	(29)	(65)
Non-cash settlements	—	(5)	(5)
Other adjustments	2	—	2
Balance at December 31, 2023	$80	$1	$81
(a)    Expense primarily relates to other costs associated with the execution of the Company’s cost efficiency and restructuring programs, such as incremental project management costs and asset write-offs.

Note 10 – Intangible Assets
Intangible assets consisted of:

	December 31, 2023			September 30, 2023
(Millions of dollars)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets
Developed technology	$15,106	$(7,299)	$7,807	$15,080	$(7,023)	$8,058
Customer relationships	4,862	(2,610)	2,252	4,859	(2,521)	2,338
Patents, trademarks and other	1,151	(642)	509	1,130	(624)	505
Amortized intangible assets	$21,119	$(10,551)	$10,568	$21,069	$(10,168)	$10,901
Unamortized intangible assets
Acquired in-process research and development	$44			$44
Trademarks	2			2
Unamortized intangible assets	$46			$46
Intangible amortization expense was $365 million for each of the three months ended December 31, 2023 and 2022.
The following is a reconciliation of goodwill by business segment:

(Millions of dollars)	Medical	Life Sciences	Interventional	Total
Goodwill as of September 30, 2023	$10,955	$897	$12,670	$24,522
Currency translation	33	4	38	75
Goodwill as of December 31, 2023	$10,988	$901	$12,708	$24,597
Note 11 – Derivative Instruments and Hedging Activities
The Company uses derivative instruments to mitigate certain exposures. The Company does not enter into derivative financial instruments for trading or speculative purposes. The effects these derivative instruments and hedged items had on the Company’s balance sheets and the fair values of the derivatives outstanding at December 31, 2023 and September 30, 2023 were not material. The effects on the Company’s financial performance and cash flows are provided below.

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
The notional amounts of the Company’s foreign currency-related derivative instruments as of December 31, 2023 and September 30, 2023 were as follows:

(Millions of dollars)	Hedge Designation	December 31, 2023	September 30, 2023
Foreign exchange contracts (a)	Undesignated	$1,990	$3,146
Foreign currency-denominated debt (b)	Net investment hedges	1,095	1,056
Cross-currency swaps (c)	Net investment hedges	2,119	2,119
(a)Represent hedges of transactional foreign exchange exposures resulting primarily from intercompany payables and receivables. Gains and losses on these instruments are recognized immediately in income. These gains and losses are largely offset by gains and losses on the underlying hedged items, as well as the hedging costs associated with the derivative instruments. Net amounts recognized in Other expense, net, during the three months ended December 31, 2023 and 2022 were immaterial to the Company's consolidated financial results.
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
Net losses recorded to Accumulated other comprehensive income (loss) relating to the Company's net investment hedges for the three-month periods were as follows:

	Three Months Ended December 31,
(Millions of dollars)	2023	2022
Foreign currency-denominated debt	$(29)	$(142)
Cross-currency swaps	(55)	(80)
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
Changes in the fair value of the interest rate swaps designated as cash flow hedges (i.e., hedging the exposure to variability in expected future cash flows that is attributable to a particular risk) are recorded in Other comprehensive income (loss). If interest rate derivatives designated as cash flow hedges are terminated, the balance in Accumulated other comprehensive income (loss) attributable to those derivatives is reclassified into earnings, within Interest expense, over the remaining life of the hedged debt. The amounts reclassified from accumulated other comprehensive income relating to cash flow hedges during the three months ended December 31, 2023 and 2022, as well as the amounts expected to be reclassified within the next 12 months, are not material to the Company's consolidated financial results.

Net after-tax losses recorded in Other comprehensive income relating to interest rate cash flow hedges were $19 million during the three months ended December 31, 2023 and were immaterial to the Company’s consolidated financial results during the three months ended December 31, 2022.
For interest rate swaps designated as fair value hedges (i.e., hedges against the exposure to changes in the fair value of an asset or a liability or an identified portion thereof that is attributable to a particular risk), changes in the fair value of the interest rate swaps offset changes in the fair value of the fixed rate debt due to changes in market interest rates. Amounts recorded during the three months ended December 31, 2023 and 2022 were immaterial to the Company's consolidated financial results.
The notional amounts of the Company’s interest rate-related derivative instruments as of December 31, 2023 and September 30, 2023 were as follows:

(Millions of dollars)	Hedge Designation	December 31, 2023	September 30, 2023
Interest rate swaps (a)	Fair value hedges	$700	$700
Forward starting interest rate swaps (b)	Cash flow hedges	500	500
(a)Represents fixed-to-floating interest rate swap agreements the Company entered into to convert the interest payments on certain long-term notes from the fixed rate to a floating interest rate based on secured overnight financing rates (“SOFR”).
(b)Represents interest rate derivatives entered into to mitigate exposure to interest rate risk related to future debt issuances.
Other Risk Exposures
The Company purchases resins, which are oil-based components used in the manufacture of certain products. Significant increases in world oil prices that lead to increases in resin purchase costs could impact future operating results. From time to time, the Company has managed price risks associated with these commodity purchases through commodity derivative forward contracts. The Company's commodity derivative forward contracts at December 31, 2023 and September 30, 2023 were immaterial to the Company's consolidated financial results.

Note 12 – Financial Instruments and Fair Value Measurements
The following reconciles cash and equivalents and restricted cash reported within the Company's condensed consolidated balance sheets at December 31, 2023 and September 30, 2023 to the total of these amounts shown on the Company's condensed consolidated statements of cash flows:

(Millions of dollars)	December 31, 2023	September 30, 2023
Cash and equivalents	$1,180	$1,416
Restricted cash	54	65
Cash and equivalents and restricted cash	$1,234	$1,481
Cash equivalents consist of all highly liquid investments with a maturity of three months or less at time of purchase. Restricted cash consists of cash restricted from withdrawal and usage except for certain product liability matters.
The fair values of the Company’s financial instruments are as follows:

(Millions of dollars)	Basis of fair value measurement	December 31, 2023	September 30, 2023
Institutional money market accounts (a)	Level 1	$311	$373
Current portion of long-term debt (b)	Level 2	1,992	1,122
Long-term debt (b)	Level 2	13,012	12,850
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

	Three Months Ended December 31,
(Millions of dollars)	2023	2022
Trade receivables transferred to third parties under factoring arrangements	$379	$740

	December 31, 2023	September 30, 2023
Amounts yet to be collected and remitted to the third parties	$363	$357
Supplier Finance Programs
The Company has agreements where participating suppliers are provided the ability to receive early payment of the Company’s obligations at a nominal discount through supplier finance programs entered into with third party financial institutions. The Company is not a party to these arrangements, and these programs do not impact the Company’s obligations or affect the Company’s payment terms, which generally range from 90 to 150 days. The agreements with the financial institutions do not require the Company to provide assets pledged as security or other forms of guarantees for the supplier finance programs. The Company had $105 million and $94 million of outstanding payables related to supplier finance programs as of December 31, 2023 and September 30, 2023, respectively, which were recorded within Payables, accrued expenses and other current liabilities on the Company's condensed consolidated balance sheets.

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
Key Trends Affecting Results of Operations
Our BD 2025 strategy for growth is anchored in three pillars: grow, simplify and empower. As we execute this strategy, we continue to invest in research and development, strategic tuck-in acquisitions, geographic expansion, and new product programs to drive further revenue and profit growth. Our ability to sustain our long-term growth will depend on a number of factors, including our ability to expand our core business (including strategic geographical expansion), and develop innovative new products, as well as continue to improve operating efficiency and organizational effectiveness.
Our operations, supply chain, suppliers and customers are exposed to various global macroeconomic factors and we continually evaluate macroeconomic conditions to assess their potential impact to our operations and financial results. Macroeconomic factors which continue to affect our operations and impacted results in the first quarter of fiscal year 2024 include the following:
•As anticipated, market dynamics in China, such as volume-based procurement programs (“VoBP”), had an adverse impact on our results of operations, particularly in our Medical segment. We anticipate that these dynamics may continue to unfavorably impact our results of operations throughout our fiscal year 2024.
•The supply of labor continues to be limited in certain markets and labor costs generally remain elevated. We expect that labor availability and costs will continue to be a macroeconomic challenge for our operations during our fiscal year 2024.
•Although logistics capacity constraints did not materially impact our first quarter financial results, adequate supply of transportation capacity is critical to our operations and constrained capacity may unfavorably impact our results of operations.
In addition, current healthcare delivery has transitioned more care from acute to non-acute settings and has increased focus on chronic disease management; this transition has placed additional financial pressure on hospitals and the broader healthcare system. Healthcare institutions may take actions to mitigate any persistent pressures on their budgets and such actions could impact the future demand for our products and services. Additionally, a deterioration of staffing levels within healthcare systems may affect the prioritization of healthcare services, which could also impact the demand for certain of our products.
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
We have been mitigating the impacts of the macroeconomic and other factors discussed above through various strategies which leverage our procurement, logistics and manufacturing capabilities. However, there can be no assurance that we will be able to effectively mitigate these pressures in future periods and an inability to offset these pressures through our strategies, at least in part, could adversely impact our results of operations. Due to the significant uncertainty that exists relative to the duration and overall impact of the macroeconomic and other factors discussed above, our future operating performance, particularly in the short-term, may be subject to volatility. The impacts of macroeconomic and other conditions on our business, results of operations, financial condition and cash flows are dependent on certain factors, including those discussed in Part I, Item 1A. Risk Factors of our 2023 Annual Report on Form 10-K (the “2023 Annual Report”).
Overview of Financial Results and Financial Condition
For the three months ended December 31, 2023, worldwide revenues of $4.706 billion increased 2.6% from the prior-year period. This increase reflected the following impacts:

Increase (decrease) in current-period revenues
Volume/other	0.5%
Impact due to sale of Surgical Instrumentation platform	(0.9)%
Pricing	2.0%
Foreign currency translation	1.0%
Increase in revenues from the prior-year period	2.6%
Cash flows from operating activities were $855 million in the first three months of fiscal year 2024. At December 31, 2023, we had $1.236 billion in cash and equivalents and short-term investments, including restricted cash. We continued to return value to our shareholders in the form of dividends. During the first three months of fiscal year 2024, we paid cash dividends to common shareholders of $275 million.
Each reporting period, we face currency exposure that arises from translating the results of our worldwide operations to the U.S. dollar at exchange rates that fluctuate from the beginning of such period. The impacts of foreign currency translation on our revenues and earnings during the first quarter of fiscal year 2024 are provided further below. We evaluate our results of operations on both a reported and a foreign currency-neutral basis, which excludes the impact of fluctuations in foreign currency exchange rates. As exchange rates are an important factor in understanding period-to-period comparisons, we believe the presentation of results on a foreign currency-neutral basis in addition to reported results helps improve investors’ ability to understand our operating results and evaluate our performance in comparison to prior periods. Foreign currency-neutral ("FXN") information compares results between periods as if exchange rates had remained constant period-over-period. We use results on a foreign currency-neutral basis as one measure to evaluate our performance. We calculate foreign currency-neutral percentages by converting our current-period local currency financial results using the prior-period foreign currency exchange rates and comparing these adjusted amounts to our current-period results. These results should be considered in addition to, not as a substitute for, results reported in accordance with U.S. generally accepted accounting principles ("GAAP"). Results on a foreign currency-neutral basis, as we present them, may not be comparable to similarly titled measures used by other companies and are not measures of performance presented in accordance with U.S. GAAP.

Results of Operations
Medical Segment
The following summarizes first quarter Medical revenues by organizational unit:

	Three months ended December 31,
(Millions of dollars)	2023	2022	Total Change	Estimated FX Impact	FXN Change
Medication Delivery Solutions	$1,052	$1,039	1.2%	1.0%	0.2%
Medication Management Solutions	747	706	5.7%	0.7%	5.0%
Pharmaceutical Systems	431	409	5.4%	2.0%	3.4%
Total Medical Revenues	$2,230	$2,154	3.5%	1.1%	2.4%

The Medical segment’s revenue growth in the first quarter of 2024 primarily reflected the following:
•Strong global sales of catheters in the Medication Delivery Solutions unit were partially offset by the impact of unfavorable market dynamics in China, including VoBP.
•Strong growth in sales of the Medication Management Solutions unit’s dispensing and infusion systems was partially offset by an unfavorable comparison due to stronger sales of the unit’s pharmacy automation portfolio in the prior-year period and the timing of planned capital installations.
•Double-digit growth in sales of the Pharmaceutical Systems unit’s prefillable solutions in the biologic drug category was partially offset by customer inventory dynamics including a slowdown in demand for anticoagulants.

Medical segment income for the three-month period is provided below.

	Three months ended December 31,
(Millions of dollars)	2023	2022
Medical segment income	$535	$554

Segment income as % of Medical revenues	24.0%	25.7%
The Medical segment's operating income as a percentage of revenues in the first quarter of 2024 compared with the first quarter of 2023 reflected the following:
•Lower gross profit margin in the first quarter of 2024 compared with the first quarter of 2023, which primarily reflected:
◦Unfavorable impacts of higher raw material and labor costs, as well as unfavorable foreign currency translation.
◦Favorable impacts due to pricing, as well as lower manufacturing costs resulting from continuous improvement projects and other productivity initiatives, which enhanced the efficiency of our operations.
•Lower selling and administrative expense as a percentage of revenues in the first quarter of 2024 compared with the first quarter of 2023 primarily reflected cost containment measures and lower shipping costs.
•Lower research and development expense as a percentage of revenues in the first quarter of 2024 compared with the first quarter of 2023 due to the timing of project spending.

Life Sciences Segment
The following summarizes first quarter Life Sciences revenues by organizational unit:

	Three months ended December 31,
(Millions of dollars)	2023	2022	Total Change	Estimated FX Impact	FXN Change
Integrated Diagnostic Solutions	$913	$952	(4.1)%	1.4%	(5.5)%
Biosciences	375	349	7.3%	1.6%	5.7%
Total Life Sciences Revenues	$1,288	$1,302	(1.0)%	1.5%	(2.5)%
The Life Sciences segment’s revenues in the first quarter of 2024 primarily reflected the following:
•An unfavorable comparison in the Integrated Diagnostic Solutions unit due to weaker respiratory illness-related sales in the current-year period was partially offset by growth in the unit’s microbiology platform and double-digit growth attributable to molecular diagnostic platforms.
•Strong growth in sales of the Biosciences unit's research instruments, including recently launched instruments, and double-digit growth in sales of clinical reagents.

Life Sciences segment income for the three-month period is provided below.

	Three months ended December 31,
(Millions of dollars)	2023	2022
Life Sciences segment income	$372	$433

Segment income as % of Life Sciences revenues	28.9%	33.3%

The Life Sciences segment's operating income as a percentage of revenues in the first quarter of 2024 compared with the first quarter of 2023 primarily reflected the following:
•Lower gross profit margin in the first quarter of 2024 compared with the first quarter of 2023, which primarily reflected the current-period decline in respiratory illness-related revenues.
•Selling and administrative expense as a percentage of revenues in the first quarter of 2024 was slightly higher compared with the first quarter of 2023, which primarily reflected the current-period decline in respiratory illness-related revenues, partially offset by cost containment measures.
•Lower research and development expense as a percentage of revenues in the first quarter of 2024 compared with the first quarter of 2023, which primarily reflected the timing of project spending.

Interventional Segment
The following summarizes first quarter Interventional revenues by organizational unit:

	Three months ended December 31,
(Millions of dollars)	2023	2022	Total Change	Estimated FX Impact	FXN Change
Surgery	$369	$363	1.7%	0.5%	1.2%
Peripheral Intervention	454	433	4.8%	0.7%	4.1%
Urology and Critical Care	365	333	9.5%	0.2%	9.3%
Total Interventional Revenues	$1,188	$1,129	5.2%	0.5%	4.7%
The Interventional segment’s revenue growth in the first quarter of 2024 primarily reflected the following:
•Double-digit growth in global sales of the Surgery unit’s advanced repair and reconstruction platforms, as well as strong growth in sales of infection prevention products, partially offset by an impact of $39 million due to the unit’s sale of its Surgical Instrumentation platform.
•Growth driven by continued global market penetration of the Peripheral Intervention unit’s peripheral vascular disease platform, partially offset by an unfavorable comparison of current-period sales due to the timing of U.S. distributors’ orders in the prior-year period.
•Continued strong demand for the Urology and Critical Care unit’s PureWickTM offerings in the acute and alternative care settings.

Interventional segment income for the three-month period is provided below.

	Three months ended December 31,
(Millions of dollars)	2023	2022
Interventional segment income	$291	$301

Segment income as % of Interventional revenues	24.5%	26.7%

The Interventional segment's operating income as a percentage of revenues in the first quarter of 2024 compared with the first quarter of 2023 reflected the following:
•Lower gross profit margin in the first quarter of 2024 compared with the first quarter of 2023, which primarily reflected unfavorable foreign currency translation.
•Lower selling and administrative expense, as well as research and development expense, as percentages of revenues in the first quarter of 2024 compared with the first quarter of 2023, which primarily reflected revenue growth that outpaced spending.
Geographic Revenues
BD’s worldwide first quarter revenues by geography were as follows:

	Three months ended December 31,
(Millions of dollars)	2023	2022	Total Change	Estimated FX Impact	FXN Change
United States	$2,749	$2,730	0.7%	—%	0.7%
International	1,957	1,856	5.5%	2.6%	2.9%
Total Revenues	$4,706	$4,586	2.6%	1.0%	1.6%

U.S. revenue growth in the first quarter of 2024 was driven by strong sales in the Medical segment’s Medication Delivery Solutions and Medication Management Solutions units, as well as by strong sales in the Interventional segment’s Urology and Critical Care unit. First quarter U.S. revenues were unfavorably impacted by a decline in respiratory illness-related sales compared with the prior-year period, as discussed further above.

International revenue growth in the first quarter of 2024 was driven by strong sales in both of the Life Sciences segment’s units and the Interventional segment’s Surgery and Peripheral Intervention units. First quarter international revenues were unfavorably impacted by a decline within the Medical segment’s Medication Delivery Solutions unit due to market dynamics in China, as discussed further above.
Emerging market revenues were as follows and reflected growth driven by sales in South Asia and Latin America, which was partially offset by the impacts of unfavorable market dynamics in China, as discussed above:

	Three months ended December 31,
(Millions of dollars)	2023	2022	Total Change	Estimated FX Impact	FXN Change
Emerging markets	$716	$699	2.5%	1.3%	1.2%
Specified Items
Reflected in the financial results for the three-month periods of fiscal years 2024 and 2023 were the following specified items:

	Three months ended December 31,
(Millions of dollars)	2023	2022
Integration costs (a)	$5	$18
Restructuring costs (a)	69	26
Separation-related items (b)	2	6
Purchase accounting adjustments (c)	362	362
European regulatory initiative-related costs (d)	23	33
Product, litigation, and other items (e)	14	4
Total specified items	475	449
Less: tax impact of specified items	(24)	86
After-tax impact of specified items	$499	$364
(a)Represents amounts associated with integration and restructuring activities which are recorded in Integration and restructuring expense and are further discussed below.
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
(e)Includes certain (income) expense items which are not part of ordinary operations and affect the comparability of the periods presented. Such items may include certain product remediation costs, certain litigation-related items, certain investment gains and losses, certain asset impairment charges, and certain pension settlement costs.

Gross Profit Margin
The comparison of gross profit margin for the three-month periods of fiscal years 2024 and 2023 reflected the following impacts:

Three-month period
December 31, 2022 gross profit margin %	46.5%
Impact of purchase accounting adjustments and other specified items	0.1%
Operating performance	(1.8)%
Foreign currency translation	(1.7)%
December 31, 2023 gross profit margin %	43.1%
Operating performance in the three-month period of 2024 primarily reflected the following:
•Unfavorable impacts due to higher raw material and labor costs, as well as the absorption impact of planned inventory reductions.
•Favorable impacts of pricing, as well as lower manufacturing costs resulting from our ongoing continuous improvement projects and other productivity initiatives.
Operating Expenses
A summary of operating expenses for the three-month periods of fiscal years 2024 and 2023 is as follows:

	Three months ended December 31,		Increase (decrease) in basis points
	2023	2022
(Millions of dollars)
Selling and administrative expense	$1,213	$1,187
% of revenues	25.8%	25.9%	(10)

Research and development expense	$290	$313
% of revenues	6.2%	6.8%	(60)

Integration and restructuring expense	$75	$44

Other operating expense, net	$11	$3
Selling and administrative expense
Selling and administrative expense as a percentage of revenues in the three-month period of 2024 was relatively flat compared with the prior-year period, which primarily reflected lower shipping costs in the current-year period and cost containment measures, which were largely offset by unfavorable foreign currency translation.
Research and development expense
Research and development expense as a percentage of revenues in the three-month period of 2024 primarily reflected the timing of project spending.
Integration and restructuring expense
Integration and restructuring expense in the three-month period of 2024 included restructuring costs related to simplification and other cost-saving initiatives. Expense in the three-month period of 2023 also included system integration costs. For further disclosures regarding restructuring costs, refer to Note 9 in the Notes to Condensed Consolidated Financial Statements.

Nonoperating Income
Net interest expense
The components for the three-month periods of fiscal years 2024 and 2023 were as follows:

	Three months ended December 31,
(Millions of dollars)	2023	2022
Interest expense	$(111)	$(102)
Interest income	34	6
Net interest expense	$(77)	$(96)

Higher interest expense for the three-month period of fiscal year 2024 compared with the prior-year period was largely attributable to higher overall interest rates on debt outstanding.
Income Taxes
The income tax rates for the three-month periods of fiscal years 2024 and 2023 are provided below.

	Three months ended December 31,
	2023	2022
Effective income tax rate	21.6%	(5.8)%

Impact, in basis points, from specified items	1,520	(1,200)

The effective income tax rate for the three-month period of fiscal year 2024 compared with the prior-year period primarily reflected the absence of certain favorable specified items compared to those recognized in the prior-year period.

Net Income and Diluted Earnings per Share
Net income and diluted earnings per share for the three-month periods of fiscal years 2024 and 2023 were as follows:

	Three months ended December 31,
	2023	2022
Net Income (Millions of dollars)	$281	$509
Diluted Earnings per Share	$0.96	$1.70

Unfavorable impact-specified items	$(1.71)	$(1.27)
Unfavorable impact-foreign currency translation	$(0.25)

Liquidity and Capital Resources
The following table summarizes our condensed consolidated statements of cash flows:

	Three months ended December 31,
(Millions of dollars)	2023	2022
Net cash provided by (used for):
Operating activities	$855	$399
Investing activities	$(233)	$(291)
Financing activities	$(862)	$(534)

Net Cash Flows from Operating Activities
Cash flows from operating activities in the first three months of fiscal year 2024 was largely driven by our net income, adjusted by a change in operating assets and liabilities that was a net source of cash. This net source of cash primarily reflected lower levels of trade receivables, partially offset by lower levels of accounts payable and accrued expenses.
Cash flows from operating activities in the first three months of fiscal year 2023 reflected net income, adjusted by a change in operating assets and liabilities that was a net use of cash. This net use of cash primarily reflected higher levels of inventory, prepaid expenses and trade receivables, as well as lower levels of accounts payable and accrued expenses.
Net Cash Flows from Investing Activities
Our investments in capital expenditures are focused on projects that enhance our cost structure and manufacturing capabilities, as well as support our BD 2025 strategy for growth and simplification. Net outflows from investing activities in the first three months of fiscal year 2024 included capital expenditure-related outflows of $116 million, compared with $208 million in the prior-year period.

Net Cash Flows from Financing Activities
Net cash from financing activities in the first three months of fiscal years 2024 and 2023 included the following significant cash flows:

	Three months ended December 31,
(Millions of dollars)	2023	2022
Cash inflow (outflow)
Change in short-term debt	$—	$365
Payments of debt	$—	$(528)
Repurchases of common stock	$(500)	$—
Dividends paid	$(275)	$(281)

Certain measures relating to our total debt were as follows:

(Millions of dollars)	December 31, 2023	September 30, 2023
Total debt	$16,110	$15,879

Weighted average cost of total debt	3.0%	3.0%
Total debt as a percentage of total capital*	38.0%	37.2%
*    Represents shareholders’ equity, net non-current deferred income tax liabilities, and debt.
Cash and Short-Term Investments
At December 31, 2023, total worldwide cash and equivalents and short-term investments, including restricted cash, were approximately $1.236 billion. These assets were largely held in the United States and Europe. We regularly review the amount of cash and short-term investments held outside of the United States and our historical foreign earnings are used to fund foreign investments or meet foreign working capital and property, plant and equipment expenditure needs. To fund cash needs in the United States, we rely on ongoing cash flow from U.S. operations, access to capital markets and remittances from foreign subsidiaries of earnings that are not considered to be permanently reinvested.
Financing Facilities
We have a five-year senior unsecured revolving credit facility in place which will expire in September 2026. The credit facility provides borrowings of up to $2.750 billion, with separate sub-limits of $100 million and $194 million for letters of credit and swingline loans, respectively. The expiration date of the credit facility may be extended for up to two additional one-year periods, subject to certain restrictions (including the consent of the lenders). The credit facility provides that we may, subject to additional commitments by lenders, request an additional $500 million of financing, for a maximum aggregate commitment under the credit facility of up to $3.250 billion. Proceeds from this facility may be used for general corporate purposes and Becton Dickinson Euro Finance S.à r.l., an indirect, wholly-owned finance subsidiary of BD, is authorized as an additional borrower under the credit facility. There were no borrowings outstanding under the revolving credit facility at December 31, 2023.
The agreement for our revolving credit facility contains the following financial covenants. We were in compliance with these covenants, as applicable, as of December 31, 2023.
•We are required to have a leverage coverage ratio of no more than:
◦4.25-to-1 as of the last day of each fiscal quarter following the closing of the credit facility; or
◦4.75-to-1 for the four full fiscal quarters following the consummation of a material acquisition.
We may access commercial paper programs over the normal course of our business activities. Our U.S. and multicurrency euro commercial paper programs provide for a maximum amount of unsecured borrowings under the two programs, in aggregate, of $2.750 billion. Proceeds from these programs may be used for working capital purposes and general corporate purposes, which may include acquisitions, share repurchases and repayments of debt. We had no commercial paper borrowings outstanding as of December 31, 2023. We have additional informal lines of credit outside the United States. Also, over the normal course of our business activities, we transfer certain trade receivable assets to third parties under factoring agreements. Additional disclosures regarding sales of trade receivable assets are provided in Note 12 in the Notes to Condensed Consolidated Financial Statements.

Access to Capital and Credit Ratings
Our corporate credit ratings with Standard & Poor's Ratings Services (“S&P”), Moody’s Investors Service (“Moody’s) and Fitch Ratings (“Fitch”) at December 31, 2023 were unchanged compared with our ratings at September 30, 2023.
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
Other Matters
Critical Accounting Policies
There were no changes to our critical accounting policies from those disclosed in our 2023 Annual Report.
Regulatory Matters
FDA Warning Letter
On January 11, 2018, BD received a Warning Letter from the FDA with respect to our former BD Preanalytical Systems ("PAS") unit, citing certain alleged violations of quality system regulations and of law. The Warning Letter states that, until BD resolves the outstanding issues covered by the Warning Letter, the FDA will not approve any premarket submissions for Class III devices to which the non-conformances are reasonably related or grant requests for certificates to foreign governments. BD has worked closely with the FDA and implemented corrective actions to address the quality management system concerns identified in the Warning Letter. In March 2020, the FDA conducted a subsequent inspection of PAS, which it classified as Voluntary Action Indicated, which means the FDA will not take or recommend any administrative or regulatory action as a result of the unit’s response to the observations associated with the quality management concerns in the inspection. BD continues to work with the FDA to generate additional clinical evidence and file 510(k)s as remaining commitments associated with the Warning Letter. In January 2022, BD received FDA clearance for its BD Vacutainer® ACD Blood Collection Tubes used in immunohematology. In July 2023, BD received FDA clearance for its BD Vacutainer®Trace Element K2EDTA and Serum Blood Collection Tubes. In August 2023, BD received FDA clearance for its BD Vacutainer® K2EDTA Tubes and BD Vacutainer® K3EDTA Tubes. In December 2023, BD received FDA clearance for its BD Vacutainer® Serum Separator (SST™) Blood Collection Tubes. In January 2024, BD received FDA clearance for its BD Vacutainer® Fluoride Blood Collection Tubes. The FDA review of these remaining commitments is ongoing, and no assurances can be given regarding further action by the FDA as a result of these commitments, including but not limited to action pursuant to the Warning Letter.
Ethylene Oxide/Consent Order — Covington, Georgia, USA
On October 28, 2019, BD entered into a consent order with the Environmental Protection Division of the Georgia Department of Natural Resources (the “EPD”), following the filing of a complaint and motion for temporary restraining order by the EPD seeking to enjoin BD from continuing sterilization operations at its Covington, Georgia facility. Under the terms of the consent order, which has been amended two times upon mutual agreement of BD and EPD, BD voluntarily agreed to a number of operational changes at its Covington and Madison, Georgia facilities, as well as at its distribution center in Covington, designed to further reduce ethylene oxide emissions, including but not limited to operating at a reduced capacity until successful implementation of fugitive emission control technology, ongoing ambient air monitoring and operational controls at such facilities. Following submission of data relating to the implementation of these operational changes, BD was permitted to return to normal operations in December 2021 at its facilities in Georgia in accordance with the operating conditions set forth in its permit applications. The final air permits for the Covington and Madison facilities were issued by the EPD on May 5, 2023.
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

Consent Decree with FDA
As previously reported, our BD AlarisTM infusion pump organizational unit is operating under an amended consent decree entered into by CareFusion (the “Consent Decree”) that includes all infusion pumps manufactured by or for CareFusion 303, Inc., the organizational unit that manufactures and sells BD AlarisTM infusion pumps in the United States.
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
For further discussion of risks relating to the regulations to which we are subject, see Part I, Item 1A, of our 2023 Annual Report.

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
The following are some important factors that could cause our actual results to differ from our expectations in any forward-looking statements. For further discussion of certain of these factors, see Item 1A. Risk Factors in our 2023 Annual Report and our subsequent Quarterly Reports on Form 10-Q.
~~•~~General global, regional or national economic downturns and macroeconomic trends, including heightened inflation, capital market volatility, interest rate and currency rate fluctuations, and economic slowdown or recession, that may result in unfavorable conditions that could negatively affect demand for our products and services, impact the prices we can charge for our products and services, disrupt our supply chain, impair our ability to produce our products, or increase borrowing costs.
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
•Conditions in international markets, including social and political conditions, geopolitical developments such as the continuation and/or escalation of the evolving situations in Ukraine, the Middle East and Asia, civil unrest, terrorist activity, governmental changes, restrictions on the ability to transfer capital across borders, economic sanctions, export controls, tariffs and other protectionist measures and barriers to market participation (such as local company and products preferences), difficulties in protecting and enforcing our intellectual property rights and governmental expropriation of assets. Our international operations also increase our compliance risks, including risks under the Foreign Corrupt Practices Act and other anti-corruption and bribery laws, as well as regulatory and privacy laws.
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
•The risks associated with the qualification of the spin-off of our former Diabetes Care business as a tax-free transaction for U.S. federal income tax purposes.
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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in information reported since the end of the fiscal year ended September 30, 2023.
Item 4.    Controls and Procedures
An evaluation was carried out by BD’s management, with the participation of BD’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of BD’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of December 31, 2023. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were, as of the end of the period covered by this report, effective and designed to ensure that material information relating to BD and its consolidated subsidiaries would be made known to them by others within these entities.
There were no changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2023 identified in connection with the above-referenced evaluation that have materially affected, or are reasonably likely to materially affect, BD’s internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1.    Legal Proceedings
We are involved, both as a plaintiff and a defendant, in various legal proceedings, including product liability and environmental matters as set forth in our 2023 Annual Report, and in Note 5 of the Notes to Condensed Consolidated Financial Statements in this report, which is incorporated herein by reference.

Item 1A.     Risk Factors

There have been no material changes to the risk factors previously disclosed in Part I, Item 1A, of our 2023 Annual Report.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
The table below sets forth certain information regarding our purchases of common stock of BD during the quarter ended December 31, 2023.
Issuer Purchases of Equity Securities

For the three months ended December 31, 2023	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
October 1 - 31, 2023	1,086	$256.74	—	8,799,998
November 1 – 30, 2023 (3)	1,718,377	236.05	1,718,140	7,081,858
December 1 – 31, 2023 (3)	400,081	236.05	400,081	6,681,777
Total	2,119,544	$236.06	2,118,221	6,681,777
(1)Includes 1,323 shares purchased during the quarter in open market transactions by the trust relating to BD’s Deferred Compensation and Retirement Benefit Restoration Plan and 1996 Directors’ Deferral Plan.
(2)Represents shares available under a repurchase program authorized by the Board of Directors on November 3, 2021, for 10 million shares, for which there is no expiration date.
(3)Shares purchased includes an initial delivery of 1,718,140 shares of our common stock received upon payment of $500 million under accelerated share repurchase (“ASR”) agreements, which were executed in November 2023, and an additional 400,081 shares in December 2023 based upon final settlement of the ASR agreements. The total average price paid per share in the table above reflects the volume weighted average price of BD's shares over the term of the ASR agreements. Additional disclosures regarding this transaction are provided in Note 3 of the Notes to Condensed Consolidated Financial Statements in this report.

Item 3.    Defaults Upon Senior Securities
Not applicable.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements
During the three months ended December 31, 2023, certain of our officers adopted “Rule 10b5-1 trading arrangements,” as defined in Item 408(a) of Regulation S-K of the Exchange Act, as follows.
On November 10, 2023, Shana Neal, executive vice president and chief people officer of BD, adopted a trading plan intended to satisfy the conditions under Rule 10b5-1(c) of the Exchange Act. Ms. Neal’s plan is for (i) the sale of up to 1,930 shares of BD’s common stock and (ii) the sale of up to 1,916 shares of BD’s common stock upon the vesting of time vested units (“TVUs”), net of shares withheld to satisfy applicable taxes. The sales will be made in accordance with the prices and formulas set forth in the plan and such plan terminates on the earlier of the date all the shares under the plan are sold and November 10, 2024.
On November 17, 2023, Christopher DelOrefice, executive vice president and chief financial officer of BD, adopted a trading plan intended to satisfy the conditions under Rule 10b5-1(c) of the Exchange Act. Mr. DelOrefice’s plan is for the sale of up to 2,500 shares of BD’s common stock. The sales will be made in accordance with the prices and formulas set forth in the plan and such plan terminates on the earlier of the date all the shares under the plan are sold and November 15, 2024.
On December 13, 2023, Antoine Ezell, executive vice president, president, North America and chief marketing officer of BD, adopted a trading plan intended to satisfy the conditions under Rule 10b5-1(c) of the Exchange Act. Mr. Ezell’s plan is for (i) the sale of up to 2,831 shares of BD’s common stock and (ii) the sale of up to 478 shares of BD’s common stock upon the vesting of TVUs, net of shares withheld to satisfy applicable taxes. The sales will be made in accordance with the prices and formulas set forth in the plan and such plan terminates on the earlier of the date all the shares under the plan are sold and November 15, 2024.
On December 14, 2023, Thomas Spoerel, senior vice president and controller, chief accounting officer and international chief financial officer of BD, adopted a trading plan intended to satisfy the conditions under Rule 10b5-1(c) of the Exchange Act. Mr. Spoerel’s plan is for the sale of up to 582 shares of BD’s common stock. The sales will be made in accordance with the prices and formulas set forth in the plan and such plan terminates on the earlier of the date all the shares under the plan are sold and December 15, 2024.
During the three months ended December 31, 2023, none of our officers or directors adopted or terminated any “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K of the Exchange Act.

Item 6.    Exhibits

10.1	Executive Officer Cash Severance Policy (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on November 27, 2023).

22	Subsidiary Issuer of Guaranteed Securities.

31	Certifications of Chief Executive Officer and Chief Financial Officer, pursuant to SEC Rule 13a - 14(a).

32	Certifications of Chief Executive Officer and Chief Financial Officer, pursuant to Rule 13a - 14(b) and Section 1350 of Chapter 63 of Title 18 of the U.S. Code.

101	The following materials from this report, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Becton, Dickinson and Company
(Registrant)
Dated: February 1, 2024

/s/ Christopher J. DelOrefice
Christopher J. DelOrefice
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/ Thomas J. Spoerel
Thomas J. Spoerel
Senior Vice President and Controller, Chief Accounting Officer and International Chief Financial Officer
(Principal Accounting Officer)