Form 10-Q
period 2024-03-31
BECTON DICKINSON & CO
filed 2024-05-02
CIK 10795

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 001-4802
Becton, Dickinson and Company
(Exact name of registrant as specified in its charter)

New Jersey				22-0760120
(State or other jurisdiction of incorporation or organization)				(I.R.S. Employer Identification No.)

1 Becton Drive,	Franklin Lakes,	New Jersey	07417-1880	(201)	847-6800
(Address of principal executive offices) (Zip Code)				(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common stock, par value $1.00	BDX	New York Stock Exchange
1.900% Notes due December 15, 2026	BDX26	New York Stock Exchange
3.020% Notes due May 24, 2025	BDX25	New York Stock Exchange
1.208% Notes due June 4, 2026	BDX/26A	New York Stock Exchange
1.213% Notes due February 12, 2036	BDX/36	New York Stock Exchange
0.034% Notes due August 13, 2025	BDX25A	New York Stock Exchange
3.519% Notes due February 8, 2031	BDX31	New York Stock Exchange
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
There were 289,006,461 shares of Common Stock, $1.00 par value, outstanding at March 31, 2024.

BECTON, DICKINSON AND COMPANY
FORM 10-Q
For the quarterly period ended March 31, 2024

ITEM 1. FINANCIAL STATEMENTS
BECTON, DICKINSON AND COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Millions of dollars, except per share data
(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2024	2023	2024	2023
Revenues	$5,045	$4,821	$9,751	$9,407
Cost of products sold	2,741	2,586	5,420	5,038
Selling and administrative expense	1,193	1,205	2,406	2,392
Research and development expense	299	337	589	651
Integration and restructuring expense	101	62	176	106
Other operating (income) expense, net	(23)	4	(12)	7
Total Operating Costs and Expenses	4,311	4,193	8,578	8,193
Operating Income	734	628	1,173	1,213
Interest expense	(125)	(118)	(236)	(220)
Interest income	26	10	60	16
Other (expense) income, net	(2)	8	(6)	1
Income Before Income Taxes	633	529	991	1,009
Income tax provision	96	68	173	40
Net Income	537	460	818	969
Preferred stock dividends	—	(23)	—	(45)
Net income applicable to common shareholders	$537	$438	$818	$924

Basic Earnings per Share	$1.85	$1.54	$2.82	$3.25
Diluted Earnings per Share	$1.85	$1.53	$2.81	$3.24

Dividends per Common Share	$0.95	$0.91	$1.90	$1.82
Amounts may not add due to rounding.
See notes to condensed consolidated financial statements

BECTON, DICKINSON AND COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Millions of dollars
(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2024	2023	2024	2023
Net Income	$537	$460	$818	$969
Other Comprehensive (Loss) Income, Net of Tax
Foreign currency translation adjustments	(41)	(21)	(1)	(101)
Defined benefit pension and postretirement plans	12	11	23	22
Cash flow hedges	8	(6)	(10)	(9)
Unrealized loss on available-for-sale debt securities	(1)	—	(1)	—
Other Comprehensive (Loss) Income, Net of Tax	(21)	(16)	12	(87)
Comprehensive Income	$516	$445	$831	$882
Amounts may not add due to rounding.
See notes to condensed consolidated financial statements

BECTON, DICKINSON AND COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
Millions of dollars, except per share amounts and numbers of shares

	March 31, 2024	September 30, 2023
Assets	(Unaudited)
Current Assets:
Cash and equivalents	$2,348	$1,416
Restricted cash	46	65
Short-term investments	827	8
Trade receivables, net	2,559	2,534
Inventories:
Materials	777	714
Work in process	376	381
Finished products	2,076	2,178
	3,229	3,273
Prepaid expenses and other	1,330	1,380
Total Current Assets	10,340	8,676
Property, Plant and Equipment	13,925	13,578
Less allowances for depreciation and amortization	7,334	7,021
Property, Plant and Equipment, Net	6,591	6,557
Goodwill	24,566	24,522
Developed Technology, Net	7,538	8,058
Customer Relationships, Net	2,164	2,338
Other Intangibles, Net	558	552
Other Assets	2,399	2,078
Total Assets	$54,157	$52,780
Liabilities and Shareholders’ Equity
Current Liabilities:
Current debt obligations	$2,016	$1,141
Payables, accrued expenses and other current liabilities	5,311	5,500
Total Current Liabilities	7,327	6,641
Long-Term Debt	15,995	14,738
Long-Term Employee Benefit Obligations	890	1,023
Deferred Income Taxes and Other Liabilities	4,297	4,582
Commitments and Contingencies (See Note 5)
Shareholders’ Equity
Common stock — $1 par value; authorized — 640,000,000 shares; issued — 370,594,401 shares in March 31, 2024 and September 30, 2023	371	371
Capital in excess of par value	19,795	19,720
Retained earnings	15,802	15,535
Deferred compensation	26	24
Treasury stock	(8,811)	(8,305)
Accumulated other comprehensive loss	(1,535)	(1,548)
Total Shareholders’ Equity	25,647	25,796
Total Liabilities and Shareholders’ Equity	$54,157	$52,780

Amounts may not add due to rounding.
See notes to condensed consolidated financial statements

BECTON, DICKINSON AND COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Millions of dollars
(Unaudited)

	Six Months Ended March 31,
	2024	2023
Operating Activities
Net income	$818	$969
Adjustments to net income to derive net cash provided by continuing operating activities:
Depreciation and amortization	1,132	1,130
Share-based compensation	143	145
Deferred income taxes	(149)	(325)
Change in operating assets and liabilities	(438)	(1,274)
Pension obligation	(107)	44
Other, net	(29)	(105)
Net Cash Provided by Continuing Operating Activities	1,369	584
Investing Activities
Capital expenditures	(250)	(389)
Purchases of investments, net	(815)	—
Other, net	(224)	(134)
Net Cash Used for Investing Activities	(1,289)	(524)
Financing Activities
Change in short-term debt	—	365
Proceeds from long-term debt	1,972	1,662
Payments of debt	—	(529)
Repurchases of common stock	(500)	—
Dividends paid	(550)	(563)
Other, net	(79)	(101)
Net Cash Provided by Financing Activities	843	835
Discontinued Operations
Net cash used for operating activities of discontinued operations	(14)	—
Effect of exchange rate changes on cash and equivalents and restricted cash	4	14
Net increase in cash and equivalents and restricted cash	913	909
Opening Cash and Equivalents and Restricted Cash	1,481	1,159
Closing Cash and Equivalents and Restricted Cash	$2,394	$2,068
Amounts may not add due to rounding.
See notes to condensed consolidated financial statements

BECTON, DICKINSON AND COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024
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

Note 3 – Shareholders' Equity
Changes in certain components of shareholders' equity for the first two quarters of fiscal years 2024 and 2023 were as follows:

	Common Stock Issued at Par Value	Capital in Excess of Par Value	Retained Earnings	Deferred Compensation	Treasury Stock
(Millions of dollars)					Shares (in thousands)	Amount
Balance at September 30, 2023	$371	$19,720	$15,535	$24	(80,203)	$(8,305)
Net income	—	—	281	—	—	—
Common dividends ($0.95 per share)	—	—	(275)	—	—	—
Issuance of shares under employee and other plans, net	—	(62)	—	—	647	(20)
Share-based compensation	—	83	—	—	—	—
Common stock held in trusts, net (a)	—	—	—	—	(19)	—
Repurchase of common stock	—	—	—	—	(2,118)	(503)
Balance at December 31, 2023	$371	$19,741	$15,540	$24	(81,692)	$(8,828)
Net income	—	—	537	—	—	—
Common dividends ($0.95 per share)	—	—	(275)	—	—	—
Issuance of shares under employee and other plans, net	—	(5)	—	2	72	17
Share-based compensation	—	60	—	—	—	—
Common stock held in trusts, net (a)	—	—	—	—	32	—
Balance at March 31, 2024	$371	$19,795	$15,802	$26	(81,588)	$(8,811)

	Common Stock Issued at Par Value	Capital in Excess of Par Value	Retained Earnings	Deferred Compensation	Treasury Stock
(Millions of dollars)					Shares (in thousands)	Amount
Balance at September 30, 2022	$365	$19,553	$15,157	$23	(81,283)	$(8,330)
Net income	—	—	509	—	—	—
Common dividends ($0.91 per share)	—	—	(259)	—	—	—
Preferred dividends	—	—	(23)	—	—	—
Issuance of shares under employee and other plans, net	—	(52)	—	—	556	(3)
Share-based compensation	—	89	—	—	—	—
Common stock held in trusts, net (a)	—	—	—	—	(11)	—
Balance at December 31, 2022	$365	$19,590	$15,384	$24	(80,738)	$(8,333)
Net income	—	—	460	—	—	—
Common dividends ($0.91 per share)	—	—	(259)	—	—	—
Preferred dividends	—	—	(23)	—	—	—
Issuance of shares under employee and other plans, net	—	(7)	—	—	21	5
Share-based compensation	—	56	—	—	—	—
Common stock held in trusts, net (a)	—	—	—	—	92	—
Balance at March 31, 2023	$365	$19,639	$15,563	$24	(80,625)	$(8,327)
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
The components and changes of Accumulated other comprehensive income (loss) for the first two quarters of fiscal years 2024 and 2023 were as follows:

(Millions of dollars)	Total	Foreign Currency Translation	Benefit Plans	Cash Flow Hedges	Available-for-Sale Debt Securities
Balance at September 30, 2023	$(1,548)	$(1,078)	$(571)	$103	$—
Other comprehensive income (loss) before reclassifications, net of taxes	21	40	—	(19)	—
Amounts reclassified into income, net of taxes	12	—	12	1	—
Balance at December 31, 2023	$(1,515)	$(1,038)	$(559)	$84	$—
Other comprehensive (loss) gain before reclassifications, net of taxes	(31)	(41)	—	9	(1)
Amounts reclassified into income, net of taxes	11	—	12	(1)	—
Balance at March 31, 2024	$(1,535)	$(1,079)	$(548)	$93	$(1)

(Millions of dollars)	Total	Foreign Currency Translation	Benefit Plans	Cash Flow Hedges	Available-for-Sale Debt Securities
Balance at September 30, 2022	$(1,488)	$(987)	$(574)	$75	$—
Other comprehensive loss before reclassifications, net of taxes	(84)	(80)	—	(4)	—
Amounts reclassified into income, net of taxes	12	—	11	1	—
Balance at December 31, 2022	$(1,559)	$(1,067)	$(563)	$73	$—
Other comprehensive loss before reclassifications, net of taxes	(29)	(21)	—	(8)	—
Amounts reclassified into income, net of taxes	13	—	11	2	—
Balance at March 31, 2023	$(1,575)	$(1,088)	$(552)	$67	$—
The amounts of foreign currency translation recognized in other comprehensive income during the three and six months ended March 31, 2024 and 2023 included net gains (losses) relating to net investment hedges. The amounts recognized in other comprehensive income relating to cash flow hedges during the three and six months ended March 31, 2024 and 2023 are primarily related to forward starting interest rate swaps. Additional disclosures regarding the Company's derivatives are provided in Note 11.
The tax impacts for amounts recognized in other comprehensive income (loss) before reclassifications and for reclassifications out of Accumulated other comprehensive income (loss) relating to benefit plans and cash flow hedges during the three and six months ended March 31, 2024 and 2023 were immaterial to the Company's consolidated financial results.

Note 4 – Earnings per Share
The weighted average common shares used in the computations of basic and diluted earnings per share (shares in thousands) were as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2024	2023	2024	2023
Average common shares outstanding	289,518	284,292	289,941	284,087
Dilutive share equivalents from share-based plans	826	1,353	1,268	1,273
Average common and common equivalent shares outstanding – assuming dilution	290,344	285,645	291,209	285,360

Share equivalents excluded from the diluted shares outstanding calculation:
Mandatory convertible preferred stock (a)	—	6,060	—	6,060
Share-based plans (b)	1,155	617	545	617
(a)Excluded from the diluted shares outstanding calculation because the result would have been antidilutive.
(b)Excluded from the diluted earnings per share calculation as the exercise prices of these awards were greater than the average market price of the Company’s common shares.
Note 5 – Contingencies
The Company is involved, both as a plaintiff and a defendant, in various legal proceedings that arise in the ordinary course of business, including, without limitation, product liability and environmental matters in certain U.S. and international locations. Given the uncertain nature of litigation generally, the Company is not able, in all cases, to estimate the amount or range of loss that could result from an unfavorable outcome of litigation in which the Company is a party. In accordance with U.S. GAAP, the Company establishes accruals to the extent probable future losses are estimable (and in the case of environmental matters, without considering possible third-party recoveries). With respect to putative class action lawsuits in the United States and certain of the Canadian lawsuits described below, the Company is unable to estimate a range of reasonably possible losses for the following reasons: (i) all or certain of the proceedings are in early stages; (ii) the Company has not received and reviewed complete information regarding all or certain of the plaintiffs and their medical conditions; and/or (iii) there are significant factual issues to be resolved. In addition, there is uncertainty as to the likelihood of a class being certified or the ultimate size of any class. With respect to the civil investigative demands (“CIDs”) served by the Department of Justice which are discussed below, the Company is unable to estimate a range of reasonably possible losses, unless otherwise noted, for the following reasons: (i) all or certain of the proceedings are in early stages; and/or (ii) there are significant factual and legal issues to be resolved.
Product Liability Matters
As of March 31, 2024, the Company is defending approximately 37,330 product liability claims involving the Company’s line of hernia repair devices (collectively, the “Hernia Product Claims”). The Company’s outstanding Hernia Product Claims as of September 30, 2023 were approximately 34,845. The Company’s outstanding product liability claims represent nonhomogeneous populations of claims which vary widely based upon various factors, most notably the quality of the claims. As such, claim activity during any given period may not necessarily be indicative of the Company’s ultimate liability under a mass tort matter. As further discussed below, the Company’s underlying estimate of its product liability includes and already accounts for unfiled claims and as such, the net year-to-date change in the number of outstanding Hernia Product Claims did not materially impact the Company’s product liability accrual as of March 31, 2024. The majority of the outstanding claims are currently pending in a coordinated proceeding in Rhode Island State Court (“RI”) and in a federal multi-district litigation (“MDL”) established in the Southern District of Ohio, but claims are also pending in other state and/or federal court jurisdictions. In addition, outstanding claims include multiple putative class actions in Canada. Generally, the Hernia Product Claims seek damages for personal injury allegedly resulting from use of the products. From time to time, the Company engages in resolution discussions with plaintiffs’ law firms regarding certain of the Hernia Product Claims, but the Company also intends to vigorously defend Hernia Product Claims that do not settle, including through litigation and trial. There are no trials currently scheduled.
The Company also continues to be a defendant in certain other mass tort litigation. As of March 31, 2024, the Company is defending product liability claims involving the Company’s line of pelvic mesh products, the majority of which are pending in a coordinated proceeding in New Jersey Superior Court and in various federal court jurisdictions, the Company’s line of inferior vena cava (“IVC”) filter products, which are pending in various jurisdictions, and the Company’s line of implantable ports, the majority of which are pending in an MDL in the United States District Court for the District of Arizona. The Company believes that it has meritorious defenses and is vigorously defending itself in these matters.
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
Other Legal Matters
On February 27, 2020, a putative class action captioned Kabak v. Becton, Dickinson and Company, et al., Civ. No. 2:20-cv-02155 (SRC) (CLW), now captioned Industriens Pensionsforsikring v. Becton, Dickinson and Company, et al., was filed in the U.S. District Court for the District of New Jersey against the Company and certain of its officers. The complaint, which purports to be brought on behalf of all persons (other than defendants) who purchased or otherwise acquired the Company's common stock from November 5, 2019 through February 5, 2020, asserts claims for purported violations of Sections 10 and 20 of the Securities Exchange Act of 1934 (“Exchange Act”) and Securities and Exchange Commission (“SEC”) Rule 10b-5 promulgated thereunder, and seeks, among other things, damages and costs. The complaint alleges that defendants concealed certain material information regarding AlarisTM infusion pumps, allegedly rendering certain public statements about the Company’s business, operations and prospects false or misleading, thereby allegedly causing investors to purchase stock at an inflated price. After an initial without prejudice dismissal, additional submissions were filed and the court permitted certain aspects of the case to proceed including claims asserted on behalf of option holders. In October 2023, an agreement in principle was reached to resolve this matter for $85 million, for which the Company is adequately reserved and largely insured; the terms of the settlement were preliminarily approved by the court on January 18, 2024, and final approval and judgment dismissing the case was entered on April 22, 2024.
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

In July 2017, C.R. Bard received a CID from the Department of Justice seeking documents and information relating to an investigation into possible violations of the False Claims Act in connection with the sales and marketing of FloChec® and QuantaFloTM devices. The Company has responded to these requests and met with the Department of Justice in February 2024; discussions are ongoing.
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

In September 2021, the Company received a CID related to an inquiry initiated by the Department of Justice in the Northern District of Georgia in 2018 concerning sales and marketing practices with respect to certain aspects of the Company’s urology business. After multiple document productions and interviews, the Company and the government mediated the case in an effort to resolve this dispute; an agreement in principle has been reached subject to satisfactory resolution with the Office of the Inspector General to resolve this matter for an adequately reserved amount that is not material to the Company’s consolidated financial results.
In April 2023, the Department of Justice served the Company with a CID seeking information regarding the Company’s GenesisTM container products in connection with an investigation of possible violations of the False Claims Act. The government has requested documents and the Company is cooperating with the government and responding to its requests.
In September 2021, the Company was served with a complaint from the New Mexico Attorney General, alleging violations of the state’s consumer protection laws in connection with the sales and marketing of its IVC filters. The Company’s motion to dismiss certain of the claims was granted on May 10, 2022 and discovery is proceeding as to the remaining claims. Trial is currently scheduled for October 2024. The Company believes that it has meritorious defenses and is vigorously defending itself in this matter. The Company cannot anticipate the timing, scope, outcome or possible impact at present.
The Company was sued in state and federal courts in Georgia by plaintiffs who work or reside near Company facilities in Covington, GA, where ethylene oxide (“EtO”) sterilization activities take place. The federal cases have been dismissed and refiled in state court. The plaintiffs in the cases seek compensatory and punitive damages. Pursuant to Georgia statute, punitive damages in these cases are generally capped at $250,000 per claimant. The cases allege a variety of injuries, including but not limited to multiple types of cancer, allegedly attributable to exposure to EtO. The Company does not believe these cases are appropriate for class action treatment and they have not been filed as such. As of March 31, 2024, the Company has approximately 235 of such suits involving approximately 350 plaintiffs asserting personal injury claims; approximately 45 of the cases also allege injury caused by exposure to a chemical of another defendant entirely unrelated to the Company. Two trial dates have been set in 2024. The Company believes that it has meritorious defenses and is vigorously defending itself in these matters.
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
Accruals for the Company's product liability claims which are discussed above, as well as the related legal defense costs, amounted to approximately $1.7 billion and $1.9 billion at March 31, 2024 and September 30, 2023, respectively. These accruals, which are generally long-term in nature, are largely recorded within Deferred Income Taxes and Other Liabilities on the Company's condensed consolidated balance sheets. The decrease in the Company’s product liability accrual as of March 31, 2024, as compared with September 30, 2023, largely reflected reductions to the accrual due to the payment of settlements and legal fees, as well as an adjustment of $41 million due to the favorable resolution of claims during the first quarter of fiscal year 2024. The increase in the number of outstanding hernia repair device claims discussed above did not materially impact the Company’s product liability accrual because the underlying estimate of the Company’s liability includes and already accounts for unfiled claims. Moreover, the accrual reflects the determination that the quality of new hernia repair device claims has generally diminished over time. Claim activity during the first two quarters of fiscal year 2024 relating to the pelvic mesh device and IVC filter matters did not materially impact the Company’s product liability accrual as of March 31, 2024.
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
Note 6 – Revenues
The Company’s policies for recognizing sales have not changed from those described in the Company’s 2023 Annual Report on Form 10-K. The Company sells a broad range of medical supplies, devices, laboratory equipment and diagnostic products which are distributed through independent distribution channels and directly by BD through sales representatives. End-users of the Company's products include healthcare institutions, physicians, life science researchers, clinical laboratories, the pharmaceutical industry and the general public. In the current and prior-year periods, the Company generated revenues attributable to licensing, which includes consideration received in exchange for the use of BD intellectual property by third parties.
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
The Company's gross revenues are subject to a variety of deductions which are recorded in the same period that the underlying revenues are recognized. Such variable consideration includes rebates, sales discounts and sales returns. The Company’s rebate liability at March 31, 2024 and September 30, 2023 was $593 million and $538 million, respectively. The impact of other forms of variable consideration, including sales discounts and sales returns, is not material to the Company's revenues.
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
Contract liabilities for unearned revenue that is allocable to performance obligations, such as extended warranty and software maintenance contracts, which are performed over time, were approximately $440 million and $412 million as of March 31, 2024 and September 30, 2023, respectively, and are included in Payables, accrued expenses and other current liabilities on the

Company’s condensed consolidated balance sheets. The Company's liability for product warranties provided under its agreements with customers is not material to its condensed consolidated balance sheets.
Remaining Performance Obligations
The Company's obligations relative to service contracts and pending installations of equipment, primarily in the Company's Medication Management Solutions unit, represent unsatisfied performance obligations of the Company. The revenues under existing contracts with original expected durations of more than one year, which are attributable to products and/or services that have not yet been installed or provided are estimated to be approximately $2.3 billion at March 31, 2024. The Company expects to recognize the majority of this revenue over the next three years.
Within the Company's Medication Management Solutions, Medication Delivery Solutions, Integrated Diagnostic Solutions, and Biosciences units, some contracts also contain minimum purchase commitments of reagents or other consumables, and the future sales of these consumables represent additional unsatisfied performance obligations of the Company. The revenue attributable to the unsatisfied minimum purchase commitment-related performance obligations, for contracts with original expected durations of more than one year, is estimated to be approximately $2.1 billion at March 31, 2024. This revenue will be recognized over the customer relationship periods.
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

	Three Months Ended March 31,
(Millions of dollars)	2024			2023
	United States	International	Total	United States	International	Total
Medical
Medication Delivery Solutions	$662	$445	$1,107	$616	$454	$1,070
Medication Management Solutions	609	162	772	550	173	723
Pharmaceutical Systems	157	413	570	173	394	567
Total segment revenues	$1,429	$1,020	$2,449	$1,339	$1,022	$2,360

Life Sciences
Integrated Diagnostic Solutions	$437	$490	$927	$422	$466	$888
Biosciences	142	235	377	159	228	386
Total segment revenues	$579	$724	$1,304	$581	$694	$1,275

Interventional
Surgery	$287	$92	$379	$295	$86	$381
Peripheral Intervention	264	225	489	256	213	468
Urology and Critical Care	347	78	424	263	74	336
Total segment revenues	$898	$395	$1,292	$813	$373	$1,186

Total Company revenues	$2,906	$2,139	$5,045	$2,733	$2,088	$4,821

	Six Months Ended March 31,
(Millions of dollars)	2024			2023
	United States	International	Total	United States	International	Total
Medical
Medication Delivery Solutions	$1,301	$857	$2,159	$1,235	$873	$2,109
Medication Management Solutions	1,203	315	1,518	1,114	316	1,430
Pharmaceutical Systems	285	717	1,002	292	684	976
Total segment revenues	$2,789	$1,890	$4,679	$2,642	$1,873	$4,515

Life Sciences
Integrated Diagnostic Solutions	$881	$959	$1,840	$930	$911	$1,841
Biosciences	285	466	752	296	440	736
Total segment revenues	$1,166	$1,426	$2,592	$1,226	$1,351	$2,577

Interventional
Surgery	$568	$181	$748	$582	$162	$744
Peripheral Intervention	498	444	943	492	410	902
Urology and Critical Care	634	156	789	522	148	670
Total segment revenues	$1,699	$781	$2,480	$1,595	$720	$2,315

Total Company revenues	$5,655	$4,096	$9,751	$5,462	$3,944	$9,407

Segment income for the three and six-month periods was as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
(Millions of dollars)	2024	2023	2024	2023
Income Before Income Taxes
Medical	$662	$641	$1,197	$1,195
Life Sciences	415	394	787	827
Interventional	388	297	679	598
Total Segment Operating Income	1,465	1,333	2,663	2,621
Integration and restructuring expense	(101)	(62)	(176)	(106)
Net interest expense	(99)	(108)	(176)	(204)
Other unallocated items (a)	(632)	(635)	(1,320)	(1,301)
Total Income Before Income Taxes	$633	$529	$991	$1,009
(a)Primarily comprised of foreign exchange, certain general and administrative expenses and share-based compensation expense.
Note 8 – Benefit Plans
The Company has defined benefit pension plans covering certain employees in the United States and certain international locations. The measurement date used for these plans is September 30.
Net pension cost included the following components for the three and six-month periods:

	Three Months Ended March 31,		Six Months Ended March 31,
(Millions of dollars)	2024	2023	2024	2023
Service cost	$22	$22	$47	$46
Interest cost	35	32	74	67
Expected return on plan assets	(38)	(35)	(80)	(73)
Amortization of prior service credit	(1)	(2)	(2)	(3)
Amortization of loss	14	15	30	32
Settlement loss	—	1	—	1
Net pension cost	$33	$34	$69	$70
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

Note 9 – Business Restructuring Charges
The Company incurred restructuring costs during the six months ended March 31, 2024, primarily in connection with the Company's simplification and other cost-saving initiatives, which were recorded within Integration and restructuring expense. These simplification and other cost-saving initiatives are focused on reducing complexity, enhancing product quality, refining customer experience, and improving cost efficiency across all of the Company’s segments.
Restructuring liability activity for the six months ended March 31, 2024 was as follows:

(Millions of dollars)	Employee Termination	Other (a)	Total
Balance at September 30, 2023	$79	$1	$80
Charged to expense	60	107	167
Cash payments	(71)	(73)	(144)
Non-cash settlements	—	(34)	(34)
Other adjustments	1	—	1
Balance at March 31, 2024	$69	$1	$70
(a)    Expense primarily relates to other costs associated with the execution of the Company’s cost efficiency and restructuring programs, such as incremental project management costs and asset write-offs.
Note 10 – Intangible Assets
Intangible assets consisted of:

	March 31, 2024			September 30, 2023
(Millions of dollars)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets
Developed technology	$15,095	$(7,557)	$7,538	$15,080	$(7,023)	$8,058
Customer relationships	4,860	(2,696)	2,164	4,859	(2,521)	2,338
Patents, trademarks and other	1,164	(652)	512	1,130	(624)	505
Amortized intangible assets	$21,119	$(10,905)	$10,214	$21,069	$(10,168)	$10,901
Unamortized intangible assets
Acquired in-process research and development	$44			$44
Trademarks	2			2
Unamortized intangible assets	$46			$46
Intangible amortization expense was $366 million for each of the three months ended March 31, 2024 and 2023 and $731 million for each of the six months ended March 31, 2024 and 2023.
The following is a reconciliation of goodwill by business segment:

(Millions of dollars)	Medical	Life Sciences	Interventional	Total
Goodwill as of September 30, 2023	$10,955	$897	$12,670	$24,522
Currency translation	20	3	22	44
Goodwill as of March 31, 2024	$10,974	$900	$12,692	$24,566
Note 11 – Derivative Instruments and Hedging Activities
The Company uses derivative instruments to mitigate certain exposures. The Company does not enter into derivative financial instruments for trading or speculative purposes. The effects these derivative instruments and hedged items had on the Company’s balance sheets and the fair values of the derivatives outstanding at March 31, 2024 and September 30, 2023 were not material. The effects on the Company’s financial performance and cash flows are provided below.

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
The notional amounts of the Company’s foreign currency-related derivative instruments as of March 31, 2024 and September 30, 2023 were as follows:

(Millions of dollars)	Hedge Designation	March 31, 2024	September 30, 2023
Foreign exchange contracts (a)	Undesignated	$2,220	$3,146
Foreign currency-denominated debt (b)	Net investment hedges	1,891	1,056
Cross-currency swaps (c)	Net investment hedges	2,119	2,119
(a)Represent hedges of transactional foreign exchange exposures resulting primarily from intercompany payables and receivables. Gains and losses on these instruments are recognized immediately in income. These gains and losses are largely offset by gains and losses on the underlying hedged items, as well as the hedging costs associated with the derivative instruments. Net amounts recognized in Other (expense) income, net, during the three and six months ended March 31, 2024 and 2023 were immaterial to the Company's consolidated financial results.
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
Net gains (losses) recorded to Accumulated other comprehensive income (loss) relating to the Company's net investment hedges for the three and six-month periods were as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
(Millions of dollars)	2024	2023	2024	2023
Foreign currency-denominated debt	$4	$(22)	$(25)	$(164)
Cross-currency swaps (a)	21	(21)	$(34)	$(101)
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
Changes in the fair value of the interest rate swaps designated as cash flow hedges (i.e., hedging the exposure to variability in expected future cash flows that is attributable to a particular risk) are recorded in Other comprehensive income (loss). If interest rate derivatives designated as cash flow hedges are terminated, the balance in Accumulated other comprehensive income (loss) attributable to those derivatives is reclassified into earnings, within Interest expense, over the remaining life of the hedged debt. The amounts reclassified from accumulated other comprehensive income relating to cash flow hedges during the three and six months ended March 31, 2024 and 2023, as well as the amounts expected to be reclassified within the next 12 months, are not material to the Company's consolidated financial results.

Net after-tax gains (losses) recorded in Other comprehensive income relating to interest rate cash flow hedges were immaterial to the Company’s consolidated financial results during the three and six months ended March 31, 2024 and 2023. The net amounts recognized during the three and six months ended March 31, 2024 included a net after-tax gain of $67 million that was realized upon the Company’s termination of $500 million of forward starting interest rate swaps.
For interest rate swaps designated as fair value hedges (i.e., hedges against the exposure to changes in the fair value of an asset or a liability or an identified portion thereof that is attributable to a particular risk), changes in the fair value of the interest rate swaps offset changes in the fair value of the fixed rate debt due to changes in market interest rates. Amounts recorded during the three and six months ended March 31, 2024 and 2023 were immaterial to the Company's consolidated financial results.
The notional amounts of the Company’s interest rate-related derivative instruments as of March 31, 2024 and September 30, 2023 were as follows:

(Millions of dollars)	Hedge Designation	March 31, 2024	September 30, 2023
Interest rate swaps (a)	Fair value hedges	$700	$700
Forward starting interest rate swaps (b)	Cash flow hedges	—	500
(a)Represents fixed-to-floating interest rate swap agreements the Company entered into to convert the interest payments on certain long-term notes from the fixed rate to a floating interest rate based on secured overnight financing rates (“SOFR”).
(b)Represents interest rate derivatives entered into to mitigate exposure to interest rate risk related to future debt issuances.
Other Risk Exposures
The Company purchases resins, which are oil-based components used in the manufacture of certain products. Significant increases in world oil prices that lead to increases in resin purchase costs could impact future operating results. From time to time, the Company has managed price risks associated with these commodity purchases through commodity derivative forward contracts. The Company's commodity derivative forward contracts at March 31, 2024 and September 30, 2023 were immaterial to the Company's consolidated financial results.

Note 12 – Financial Instruments and Fair Value Measurements
The following reconciles cash and equivalents and restricted cash reported within the Company's condensed consolidated balance sheets at March 31, 2024 and September 30, 2023 to the total of these amounts shown on the Company's condensed consolidated statements of cash flows:

(Millions of dollars)	March 31, 2024	September 30, 2023
Cash and equivalents	$2,348	$1,416
Restricted cash	46	65
Cash and equivalents and restricted cash	$2,394	$1,481
Cash equivalents consist of all highly liquid investments with a maturity of three months or less at time of purchase. Restricted cash consists of cash restricted from withdrawal and usage except for certain product liability matters.
The fair values of the Company’s financial instruments are as follows:

(Millions of dollars)	Basis of fair value measurement	March 31, 2024	September 30, 2023
Institutional money market accounts (a)	Level 1	$411	$373
Current portion of long-term debt (b)	Level 2	2,001	1,122
Long-term debt (b)	Level 2	14,763	12,850
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
Short-term investments are held to their maturities and are carried at cost, which approximates fair value. The short-term investments primarily consist of time deposits with maturities greater than three months and less than one year. All other instruments measured by the Company at fair value, including derivatives, contingent consideration liabilities and available-for-sale debt securities, are immaterial to the Company's condensed consolidated balance sheets.
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

	Three Months Ended March 31,		Six Months Ended March 31,
(Millions of dollars)	2024	2023	2024	2023
Trade receivables transferred to third parties under factoring arrangements	$361	$750	$740	$1,490

	March 31, 2024	September 30, 2023
Amounts yet to be collected and remitted to the third parties	$357	$357
Supplier Finance Programs
The Company has agreements where participating suppliers are provided the ability to receive early payment of the Company’s obligations at a nominal discount through supplier finance programs entered into with third party financial institutions. The Company is not a party to these arrangements, and these programs do not impact the Company’s obligations or affect the Company’s payment terms, which generally range from 90 to 150 days. The agreements with the financial institutions do not require the Company to provide assets pledged as security or other forms of guarantees for the supplier finance programs. The Company had $111 million and $94 million of outstanding payables related to supplier finance programs as of March 31, 2024 and September 30, 2023, respectively, which were recorded within Payables, accrued expenses and other current liabilities on the Company's condensed consolidated balance sheets.

Note 13 – Debt
In February 2024, the Company issued $625 million of 4.874% notes due February 8, 2029, $550 million of 5.110% notes due February 8, 2034 and €750 million ($806 million) of 3.519% Euro-denominated notes due February 8, 2031.

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
BD’s products are manufactured and sold worldwide. Our products are marketed in the United States and internationally through independent distribution channels and directly to end-users by BD and independent sales representatives. We organize our operations outside the United States as follows: EMEA (which includes Europe, the Middle East and Africa); Greater Asia (which includes countries in Greater China, Japan, South Asia, Southeast Asia, Korea, Australia and New Zealand); Latin America (which includes Mexico, Central America, the Caribbean and South America); and Canada. We continue to pursue growth opportunities in emerging markets, which include the following geographic regions: Eastern Europe, the Middle East and Africa (collectively referred to below as “EMA”), as well as Latin America and certain countries within Greater Asia.
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
Our operations, supply chain, suppliers and customers are exposed to various global macroeconomic factors and we continually evaluate macroeconomic conditions to assess their potential impact to our operations and financial results. Macroeconomic factors which affected our operations and impacted results in the second quarter of fiscal year 2024 included the following:
•As anticipated, market dynamics in China, such as volume-based procurement programs (“VoBP”), had an adverse impact on our results of operations, particularly in our Medical segment and these dynamics could continue to unfavorably impact our results of operations.
•As is further discussed below, our labor costs were generally higher in our second quarter compared with the prior-year period. The supply of labor continues to be limited in certain markets and as such, labor availability and costs could continue to unfavorably impact our results of operations.
•Although logistics capacity constraints did not materially impact our second quarter financial results, adequate supply of transportation capacity is critical to our operations and constrained capacity may unfavorably impact our results of operations.
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
Certain geopolitical conditions, including the evolving situations in Ukraine, the Middle East and Asia, may impact global macroeconomic conditions, such as those discussed above. While these geopolitical conditions have not materially impacted our results of operations to date, the continuation and/or an escalation of these evolving situations may weaken the global economy and could result in additional inflationary pressures and supply chain constraints, including the unavailability and cost of energy.
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
Overview of Financial Results and Financial Condition
For the three months ended March 31, 2024, worldwide revenues of $5.045 billion increased 4.6% from the prior-year period. This increase reflected the following impacts:

Increase (decrease) in current-period revenues
Volume/other (a)	5.0%
Impact due to sale of Surgical Instrumentation platform	(0.9)%
Pricing	0.6%
Foreign currency translation	(0.1)%
Increase in revenues from the prior-year period	4.6%
(a) Volume/other includes revenues attributable to products, services and licensing.
Cash flows from continuing operating activities were $1.369 billion in the first six months of fiscal year 2024. At March 31, 2024, we had $3.222 billion in cash and equivalents and short-term investments, including restricted cash. We continued to return value to our shareholders in the form of dividends. During the first six months of fiscal year 2024, we paid cash dividends to common shareholders of $550 million.
Each reporting period, we face currency exposure that arises from translating the results of our worldwide operations to the U.S. dollar at exchange rates that fluctuate from the beginning of such period. The second quarter fiscal year 2024 impact of foreign currency translation on our revenues is provided above and the impact on our earnings is provided further below. We evaluate our results of operations on both a reported and a foreign currency-neutral basis, which excludes the impact of fluctuations in foreign currency exchange rates. As exchange rates are an important factor in understanding period-to-period comparisons, we believe the presentation of results on a foreign currency-neutral basis in addition to reported results helps improve investors’ ability to understand our operating results and evaluate our performance in comparison to prior periods. Foreign currency-neutral ("FXN") information compares results between periods as if exchange rates had remained constant period-over-period. We use results on a foreign currency-neutral basis as one measure to evaluate our performance. We calculate foreign currency-neutral percentages by converting our current-period local currency financial results using the prior-period foreign currency exchange rates and comparing these adjusted amounts to our current-period results. These results should be considered in addition to, not as a substitute for, results reported in accordance with U.S. generally accepted accounting principles ("GAAP"). Results on a foreign currency-neutral basis, as we present them, may not be comparable to similarly titled measures used by other companies and are not measures of performance presented in accordance with U.S. GAAP.

Results of Operations
Medical Segment
The following summarizes second quarter Medical revenues by organizational unit:

	Three months ended March 31,
(Millions of dollars)	2024	2023	Total Change	Estimated FX Impact	FXN Change
Medication Delivery Solutions	$1,107	$1,070	3.5%	—%	3.5%
Medication Management Solutions	772	723	6.7%	0.2%	6.5%
Pharmaceutical Systems	570	567	0.6%	0.3%	0.3%
Total Medical Revenues	$2,449	$2,360	3.8%	0.1%	3.7%

The Medical segment’s revenue growth in the second quarter of 2024 primarily reflected the following:
•Strong global demand for catheters within the Medication Delivery Solutions unit’s Vascular Access Management portfolio, partially offset by the impact of unfavorable market dynamics in China.
•Strength in infusion system sales within the Medication Management Solutions unit, partially offset by an unfavorable comparison to strong dispensing and pharmacy automation installations in the prior-year period.
•Growth in sales of the Pharmaceutical Systems unit’s prefillable solutions in the biologic drug category, offset by customer order patterns relating to other drug categories.
Medical segment total revenues for the six-month periods were as follows:

	Six months ended March 31,
(Millions of dollars)	2024	2023	Total Change	Estimated FX Impact	FXN Change
Total Medical Revenues	$4,679	$4,515	3.6%	0.6%	3.0%

Medical segment income for the three and six-month periods is provided below.

	Three months ended March 31,		Six months ended March 31,
(Millions of dollars)	2024	2023	2024	2023
Medical segment income	$662	$641	$1,197	$1,195

Segment income as % of Medical revenues	27.0%	27.2%	25.6%	26.5%
The Medical segment's operating income as a percentage of revenues in the second quarter of 2024 compared with the second quarter of 2023 reflected the following:
•Lower gross profit margin in the second quarter of 2024 compared with the second quarter of 2023, which primarily reflected:
◦Unfavorable impacts of higher raw material and labor costs, product mix, as well as unfavorable foreign currency translation.
◦Favorable impacts due to pricing and lower manufacturing costs resulting from continuous improvement projects and other productivity initiatives, which enhanced the efficiency of our operations.
•Lower selling and administrative expense as a percentage of revenues in the second quarter of 2024 compared with the second quarter of 2023 primarily reflected cost containment measures and lower shipping costs.
•Lower research and development expense as a percentage of revenues in the second quarter of 2024 compared with the second quarter of 2023 due to the timing of project spending.

Life Sciences Segment
The following summarizes second quarter Life Sciences revenues by organizational unit:

	Three months ended March 31,
(Millions of dollars)	2024	2023	Total Change	Estimated FX Impact	FXN Change
Integrated Diagnostic Solutions	$927	$888	4.3%	(0.1)%	4.4%
Biosciences	377	386	(2.5)%	(0.2)%	(2.3)%
Total Life Sciences Revenues	$1,304	$1,275	2.2%	(0.1)%	2.3%
The Life Sciences segment’s revenue growth in the second quarter of 2024 primarily reflected the following:
•Growth in the Integrated Diagnostic Solutions unit due to strong demand for our microbiology platforms and specimen management portfolio.
•A decline in the Biosciences unit due to an unfavorable comparison to sales in the prior-year period, which benefited from stronger instrument installations and licensing revenue, was partially offset by strong demand for clinical reagents.
Life Sciences segment total revenues for the six-month periods were as follows:

	Six months ended March 31,
(Millions of dollars)	2024	2023	Total Change	Estimated FX Impact	FXN Change
Total Life Sciences Revenues	$2,592	$2,577	0.6%	0.7%	(0.1)%

Life Sciences segment income for the three and six-months periods is provided below.

	Three months ended March 31,		Six months ended March 31,
(Millions of dollars)	2024	2023	2024	2023
Life Sciences segment income	$415	$394	$787	$827

Segment income as % of Life Sciences revenues	31.8%	30.9%	30.4%	32.1%

The Life Sciences segment's operating income as a percentage of revenues in the second quarter of 2024 compared with the second quarter of 2023 primarily reflected the following:
•Lower gross profit margin in the second quarter of 2024 compared with the second quarter of 2023 primarily reflected unfavorable foreign currency translation, higher raw material and labor costs, and an unfavorable comparison due to a prior-year benefit from licensing revenue. These unfavorable impacts were partially offset by lower manufacturing costs resulting from continuous improvement projects and other productivity initiatives.
•Selling and administrative expense as a percentage of revenues in the second quarter of 2024 was higher compared with the second quarter of 2023, which primarily reflected higher administrative costs.
•Lower research and development expense as a percentage of revenues in the second quarter of 2024 compared with the second quarter of 2023, which primarily reflected the timing of project spending.

Interventional Segment
The following summarizes second quarter Interventional revenues by organizational unit:

	Three months ended March 31,
(Millions of dollars)	2024	2023	Total Change	Estimated FX Impact	FXN Change
Surgery	$379	$381	(0.5)%	(0.2)%	(0.3)%
Peripheral Intervention	489	468	4.3%	(0.7)%	5.0%
Urology and Critical Care	424	336	26.1%	(0.6)%	26.7%
Total Interventional Revenues	$1,292	$1,186	9.0%	(0.5)%	9.5%
The Interventional segment’s revenue growth in the second quarter of 2024 primarily reflected the following:
•Strong demand for the Surgery unit’s advanced repair and reconstruction platforms, as well as its infection prevention products; this growth was offset by an unfavorable comparison to the prior-year period, which included revenues of $44 million attributable to the unit’s former Surgical Instrumentation platform which was sold in the fourth quarter of fiscal year 2023.
•Double-digit growth attributable to continued global market penetration of the Peripheral Intervention unit’s peripheral vascular disease platform.
•Growth in the Urology and Critical Care unit reflected current-period licensing revenue and double-digit growth attributable to continued strong demand for PureWickTM offerings in the acute and alternative care settings.
Interventional segment total revenues for the six-month periods were as follows:

	Six months ended March 31,
(Millions of dollars)	2024	2023	Total Change	Estimated FX Impact	FXN Change
Total Interventional Revenues	$2,480	$2,315	7.1%	—%	7.1%

Interventional segment income for the three and six-month periods is provided below.

	Three months ended March 31,		Six months ended March 31,
(Millions of dollars)	2024	2023	2024	2023
Interventional segment income	$388	$297	$679	$598

Segment income as % of Interventional revenues	30.0%	25.1%	27.4%	25.8%

The Interventional segment's operating income as a percentage of revenues in the second quarter of 2024 compared with the second quarter of 2023 reflected the following:
•Higher gross profit margin in the second quarter of 2024 compared with the second quarter of 2023, which primarily reflected favorable impacts from licensing revenue, product mix and pricing, partially offset by the absorption impact of planned inventory reductions.
•Lower selling and administrative expense, as well as research and development expense, as percentages of revenues in the second quarter of 2024 compared with the second quarter of 2023, which primarily reflected revenue growth that outpaced spending.

Geographic Revenues
BD’s worldwide second quarter revenues by geography were as follows:

	Three months ended March 31,
(Millions of dollars)	2024	2023	Total Change	Estimated FX Impact	FXN Change
United States	$2,906	$2,733	6.3%	—%	6.3%
International	2,139	2,088	2.4%	(0.2)%	2.6%
Total Revenues	$5,045	$4,821	4.6%	(0.1)%	4.7%

U.S. revenue growth in the second quarter of 2024 was driven by strong sales in the Medical segment’s Medication Delivery Solutions and Medication Management Solutions units, as well as by strong growth in the Interventional segment’s Urology and Critical Care unit, as further discussed above.
International revenue growth in the second quarter of 2024 was driven by strong sales in the Medical segment’s Pharmaceutical Systems unit, as well as by strong sales in the Life Sciences segment’s Integrated Diagnostic Solutions unit and in the Interventional segment’s Peripheral Intervention unit.
Emerging market revenues were as follows and reflected growth driven by sales in South Asia, EMA and Latin America, which was partially offset by the impacts of unfavorable market dynamics in China, as discussed above:

	Three months ended March 31,
(Millions of dollars)	2024	2023	Total Change	Estimated FX Impact	FXN Change
Emerging markets	$753	$734	2.6%	(0.6)%	3.2%
Specified Items
Reflected in the financial results for the three and six-month periods of fiscal years 2024 and 2023 were the following specified items:

	Three months ended March 31,		Six months ended March 31,
(Millions of dollars)	2024	2023	2024	2023
Integration costs (a)	$4	$29	$9	$47
Restructuring costs (a)	98	33	167	59
Separation-related items (b)	4	3	7	9
Purchase accounting adjustments (c)	362	347	724	709
European regulatory initiative-related costs (d)	24	37	47	70
Product, litigation, and other items (e)	(19)	—	(5)	4
Total specified items	472	449	947	898
Less: tax impact of specified items	88	70	64	155
After-tax impact of specified items	$384	$379	$883	$743
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

Gross Profit Margin
The comparison of gross profit margin for the three and six-month periods of fiscal years 2024 and 2023 reflected the following impacts:

	Three-month period	Six-month period
March 31, 2023 gross profit margin %	46.4%	46.4%
Impact of purchase accounting adjustments and other specified items	0.5%	0.4%
Operating performance	(1.0)%	(1.4)%
Foreign currency translation	(0.2)%	(1.0)%
March 31, 2024 gross profit margin %	45.7%	44.4%
Operating performance in the three and six-month periods of 2024 primarily reflected the following:
•Unfavorable impacts due to higher raw material and labor costs, as well as the absorption impact of planned inventory reductions.
•Favorable impacts from pricing and lower manufacturing costs resulting from our ongoing continuous improvement projects and other productivity initiatives.
Operating Expenses
A summary of operating expenses for the three and six-month periods of fiscal years 2024 and 2023 is as follows:

	Three months ended March 31,		Increase (decrease) in basis points	Six months ended March 31,		Increase (decrease) in basis points
	2024	2023		2024	2023
(Millions of dollars)
Selling and administrative expense	$1,193	$1,205		$2,406	$2,392
% of revenues	23.6%	25.0%	(140)	24.7%	25.4%	(70)

Research and development expense	$299	$337		$589	$651
% of revenues	5.9%	7.0%	(110)	6.0%	6.9%	(90)

Integration and restructuring expense	$101	$62		$176	$106

Other operating (income) expense, net	$(23)	$4		$(12)	$7
Selling and administrative expense
Selling and administrative expense as a percentage of revenues in the three and six-month periods of 2024 was lower compared with the prior-year period, which primarily reflected higher revenues and lower shipping costs in the current-year periods.
Research and development expense
Lower research and development expense as a percentage of revenues in the three and six-month periods of 2024 primarily reflected the timing of project spending.
Integration and restructuring expense
Integration and restructuring expense in the three and six-month periods of 2024 included restructuring costs related to simplification and other cost-saving initiatives. Expense in the three and six-month periods of 2023 also included system integration costs. For further disclosures regarding restructuring costs, refer to Note 9 in the Notes to Condensed Consolidated Financial Statements.
Nonoperating Income
Net interest expense
The components for the three and six-month periods of fiscal years 2024 and 2023 were as follows:

	Three months ended March 31,		Six months ended March 31,
(Millions of dollars)	2024	2023	2024	2023
Interest expense	$(125)	$(118)	$(236)	$(220)
Interest income	26	10	60	16
Net interest expense	$(99)	$(108)	$(176)	$(204)
Higher interest expense for the three and six-month periods of fiscal year 2024 compared with the prior-year periods primarily reflected higher overall interest rates on debt outstanding, partially offset by the impact of lower total debt outstanding at March 31, 2024 compared with March 31, 2023.
Higher interest income for the three and six-month periods of fiscal year 2024 compared with the prior-year periods primarily reflected higher levels of cash on hand and higher overall interest rates.
Income Taxes
The income tax rates for the three and six-month periods of fiscal years 2024 and 2023 are provided below.

	Three months ended March 31,		Six months ended March 31,
	2024	2023	2024	2023
Effective income tax rate	15.1%	12.9%	17.5%	4.0%

Impact, in basis points, from specified items	(150)	(120)	530	(620)

The effective income tax rates for the three and six-month periods of fiscal year 2024 compared with the prior-year periods primarily reflected the impact of more favorable discrete items on the prior-period rates.
Net Income and Diluted Earnings per Share
Net income and diluted earnings per share for the three and six-month periods of fiscal years 2024 and 2023 were as follows:

	Three months ended March 31,		Six months ended March 31,
	2024	2023	2024	2023
Net Income (Millions of dollars)	$537	$460	$818	$969
Diluted Earnings per Share	$1.85	$1.53	$2.81	$3.24

Unfavorable impact-specified items	$(1.32)	$(1.33)	$(3.03)	$(2.60)
Unfavorable impact-foreign currency translation	$(0.05)		$(0.31)

Liquidity and Capital Resources
The following table summarizes our condensed consolidated statements of cash flows:

	Six months ended March 31,
(Millions of dollars)	2024	2023
Net cash provided by (used for):
Operating activities	$1,369	$584
Investing activities	$(1,289)	$(524)
Financing activities	$843	$835

Net Cash Flows from Operating Activities
Cash flows from operating activities in the first six months of fiscal year 2024 was largely driven by our net income, adjusted by a change in operating assets and liabilities that was a net use of cash. This net use of cash primarily reflected lower levels of accounts payable and accrued expenses, partially offset by lower levels of inventory. Cash flows from operating activities in 2024 additionally reflected a discretionary cash contribution of $150 million to fund our pension obligation.
Cash flows from operating activities in the first six months of fiscal year 2023 reflected net income, adjusted by a change in operating assets and liabilities that was a net use of cash. This net use of cash primarily reflected lower levels of accounts payable and accrued expenses, as well as higher levels of inventory and trade receivables.
Net Cash Flows from Investing Activities
Our investments in capital expenditures are focused on projects that enhance our cost structure and manufacturing capabilities, as well as support our BD 2025 strategy for growth and simplification. Net outflows from investing activities in the first six months of fiscal year 2024 included capital expenditure-related outflows of $250 million, compared with $389 million in the prior-year period. Current-period outflows from investing activities also included net purchases of investments, primarily in time deposits, of $815 million.
Net Cash Flows from Financing Activities
Net cash flows from financing activities in the first six months of fiscal years 2024 and 2023 included the following significant cash flows:

	Six months ended March 31,
(Millions of dollars)	2024	2023
Cash inflow (outflow)
Change in short-term debt	$—	$365
Proceeds from long-term debt	$1,972	$1,662
Payments of debt	$—	$(529)
Repurchases of common stock	$(500)	$—
Dividends paid	$(550)	$(563)

Certain measures relating to our total debt were as follows:

(Millions of dollars)	March 31, 2024	September 30, 2023
Total debt	$18,011	$15,879

Weighted average cost of total debt	3.2%	3.0%
Total debt as a percentage of total capital*	40.5%	37.2%
*    Represents shareholders’ equity, net non-current deferred income tax liabilities, and debt.
Cash and Short-Term Investments
At March 31, 2024, total worldwide cash and equivalents and short-term investments, including restricted cash, were approximately $3.222 billion. These assets were largely held in the United States. We regularly review the amount of cash and short-term investments held outside of the United States and our historical foreign earnings are used to fund foreign investments or meet foreign working capital and property, plant and equipment expenditure needs. To fund cash needs in the United States, we rely on ongoing cash flow from U.S. operations, access to capital markets and remittances from foreign subsidiaries of earnings that are not considered to be permanently reinvested.
Financing Facilities
We have a five-year senior unsecured revolving credit facility in place which will expire in September 2026. The credit facility provides borrowings of up to $2.750 billion, with separate sub-limits of $100 million and $194 million for letters of credit and swingline loans, respectively. The expiration date of the credit facility may be extended for up to two additional one-year periods, subject to certain restrictions (including the consent of the lenders). The credit facility provides that we may, subject to additional commitments by lenders, request an additional $500 million of financing, for a maximum aggregate commitment under the credit facility of up to $3.250 billion. Proceeds from this facility may be used for general corporate purposes and Becton Dickinson Euro Finance S.à r.l., an indirect, wholly-owned finance subsidiary of BD, is authorized as an additional borrower under the credit facility. There were no borrowings outstanding under the revolving credit facility at March 31, 2024.
The agreement for our revolving credit facility contains the following financial covenants. We were in compliance with these covenants, as applicable, as of March 31, 2024.
•We are required to have a leverage coverage ratio of no more than:
◦4.25-to-1 as of the last day of each fiscal quarter following the closing of the credit facility; or
◦4.75-to-1 for the four full fiscal quarters following the consummation of a material acquisition.
We may access commercial paper programs over the normal course of our business activities. Our U.S. and multicurrency euro commercial paper programs provide for a maximum amount of unsecured borrowings under the two programs, in aggregate, of $2.750 billion. Proceeds from these programs may be used for working capital purposes and general corporate purposes, which may include acquisitions, share repurchases and repayments of debt. We had no commercial paper borrowings outstanding as of March 31, 2024. We have additional informal lines of credit outside the United States. Also, over the normal course of our business activities, we transfer certain trade receivable assets to third parties under factoring agreements. Additional disclosures regarding sales of trade receivable assets are provided in Note 12 in the Notes to Condensed Consolidated Financial Statements.

Access to Capital and Credit Ratings
Our corporate credit ratings with Standard & Poor's Ratings Services (“S&P”), Moody’s Investors Service (“Moody’s) and Fitch Ratings (“Fitch”) at March 31, 2024 were unchanged compared with our ratings at September 30, 2023.
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
Regulatory Matters
FDA Warning Letter
On January 11, 2018, BD received a Warning Letter from the FDA with respect to our former BD Preanalytical Systems ("PAS") unit, citing certain alleged violations of quality system regulations and of law. The Warning Letter states that, until BD resolves the outstanding issues covered by the Warning Letter, the FDA will not approve any premarket submissions for Class III devices to which the non-conformances are reasonably related or grant requests for certificates to foreign governments. BD has worked closely with the FDA and implemented corrective actions to address the quality management system concerns identified in the Warning Letter. In March 2020, the FDA conducted a subsequent inspection of PAS, which it classified as Voluntary Action Indicated, which means the FDA will not take or recommend any administrative or regulatory action as a result of the unit’s response to the observations associated with the quality management concerns in the inspection. BD continues to work with the FDA to generate additional clinical evidence and file 510(k)s as remaining commitments associated with the Warning Letter. As of March 31, 2024, BD has received seven clearances. The FDA review of these remaining commitments is ongoing, and no assurances can be given regarding further action by the FDA as a result of these commitments, including but not limited to action pursuant to the Warning Letter.
Ethylene Oxide/Sterilization
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
On April 5, 2024, the final National Emission Standards for Hazardous Air Pollutants (“NESHAP”): Ethylene Oxide Emissions Standards for Sterilization Facilities regulation issued by the U.S. Environmental Protection Agency (“EPA”) became effective. Companies generally have two years from the effective date to comply with the new requirements of the NESHAP. We are reviewing the details of the final NESHAP regulation to determine the full impact to BD’s operations, including implementation of any changes necessary to ensure compliance by the deadline.
In addition, on April 13, 2023, the EPA published a Pesticide Registration Review: Proposed Interim Decision and Draft Risk Assessment Addendum for Ethylene Oxide (“PID”). The EPA has not yet finalized the PID, which regulates the use of ethylene oxide as a sterilant and is intended to mitigate any human health and environmental risks associated with its use. We cannot predict what the final PID adopted by the EPA may require and therefore we are not able to assess the impact on our sterilization facilities, on the third-party sterilization facilities that BD utilizes and our operations more generally.
If any new or existing regulatory requirements or rulemaking result in the suspension, curtailment or interruption of sterilization operations at BD or at medical device sterilizers used by BD, or otherwise limit the availability of third-party sterilization capacity, this could interrupt or otherwise adversely impact production of certain of our products or lead to civil litigation or other claims against BD. BD has business continuity plans in place to mitigate the impact of any such disruptions, although these plans may not be able to fully offset such impact, for the reasons noted above.
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
We may be obligated to pay more costs in the future because, among other things, the FDA may determine that we are not fully compliant with the Consent Decree and Non-Compliance Letter and therefore impose penalties under the Consent Decree, and/or we may also be subject to future proceedings and litigation relating to the matters addressed in the Consent Decree, including, but not limited to, additional fines, penalties, other monetary remedies, and expansion of the terms of the Consent Decree. As of March 31, 2024, we do not believe that a loss is probable in connection with the Consent Decree, and accordingly, we have no accruals associated with compliance with the Consent Decree.
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
•Conditions in international markets, including social and political conditions, geopolitical developments such as the continuation and/or escalation of the evolving situations in Ukraine, the Middle East and Asia, civil unrest, terrorist activity, governmental changes, restrictions on the ability to transfer capital across borders, economic sanctions, export controls, tariffs and other protectionist measures, barriers to market participation (such as local company and products preferences), difficulties in protecting and enforcing our intellectual property rights, and governmental expropriation of assets. Our international operations also increase our compliance risks, including risks under the Foreign Corrupt Practices Act and other anti-corruption and bribery laws, as well as regulatory and privacy laws.
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
•Changes in the domestic and foreign healthcare industry, in medical practices or in the preference of healthcare consumers that result in a reduction in procedures using our products or increased pricing pressures, including cost-reduction measures instituted by and the continued consolidation among healthcare providers.

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
•Product efficacy or safety concerns or non-compliance with applicable regulatory requirements regarding our products resulting in product holds or recalls, regulatory action on the part of the FDA or foreign counterparts (including restrictions on future product clearances and civil penalties), declining sales and product liability claims, and damage to our reputation. As a result of the CareFusion acquisition, our U.S. infusion pump business is operating under a Consent Decree with the FDA. The Consent Decree authorizes the FDA, in the event of any violations in the future, to order our U.S. infusion pump business to cease manufacturing and distributing products, recall products or take other actions, and order the payment of significant monetary damages if the business subject to the decree fails to comply with any provision of the Consent Decree. In accordance with our commitments to the FDA, the overall timing of replacement or remediation of the BD Alaris™ Infusion Systems and return to market in the U.S. may be impacted by, among other things, customer readiness, supply continuity and our continued engagement with the FDA.
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
•New or changing laws and regulations affecting our domestic and foreign operations, or changes in enforcement practices, including, without limitation, laws relating to sales practices, environmental protection and reporting, price controls, privacy, cybersecurity, artificial intelligence, and licensing and regulatory requirements for new products and products in the post-marketing phase. In particular, the U.S. and other countries may impose new requirements regarding registration, labeling or prohibited materials that may require us to re-register products already on the market or otherwise impact our ability to market our products. Environmental laws, particularly with respect to the emission of greenhouse gases, are also becoming more stringent throughout the world, which may increase our costs of operations or necessitate changes in our manufacturing plants or processes or those of our suppliers, or result in liability to BD.
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
Item 4.    Controls and Procedures
An evaluation was carried out by BD’s management, with the participation of BD’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of BD’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of March 31, 2024. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were, as of the end of the period covered by this report, effective and designed to ensure that material information relating to BD and its consolidated subsidiaries would be made known to them by others within these entities.
There were no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2024 identified in connection with the above-referenced evaluation that have materially affected, or are reasonably likely to materially affect, BD’s internal control over financial reporting.

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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
The table below sets forth certain information regarding our purchases of common stock of BD during the quarter ended March 31, 2024.
Issuer Purchases of Equity Securities

For the three months ended March 31, 2024	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
January 1 - 31, 2024	1,280	$238.11	—	6,681,777
February 1 – 29, 2024	252	239.08	—	6,681,777
March 1 – 31, 2024	—	—	—	6,681,777
Total	1,532	$238.27	—	6,681,777
(1)Includes 1,532 shares purchased during the quarter in open market transactions by the trust relating to BD’s Deferred Compensation and Retirement Benefit Restoration Plan and 1996 Directors’ Deferral Plan.
(2)Represents shares available under a repurchase program authorized by the Board of Directors on November 3, 2021, for 10 million shares, for which there is no expiration date.

Item 3.    Defaults Upon Senior Securities
Not applicable.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements
During the three months ended March 31, 2024, certain of our officers adopted “Rule 10b5-1 trading arrangements,” as defined in Item 408(a) of Regulation S-K of the Exchange Act, as follows.
On February 12, 2024, Roland Goette, executive vice president and president EMEA of BD, adopted a trading plan intended to satisfy the conditions under Rule 10b5-1(c) of the Exchange Act. Mr. Goette’s plan is for the sale of up to 6,600 shares of BD’s common stock. The sales will be made in accordance with the prices and formulas set forth in the plan and such plan terminates on the earlier of the date all the shares under the plan are sold and June 1, 2025.
During the three months ended March 31, 2024, none of our officers or directors adopted, terminated or modified any “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K of the Exchange Act.
Item 6.    Exhibits

4.1	Form of 3.519% Notes due February 8, 2031 of Becton, Dickinson and Company (incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed on February 8, 2024).
4.2	Form of 4.874% Notes due February 8, 2029 of Becton, Dickinson and Company (incorporated by reference to Exhibit 4.2 to the registrant’s Current Report on Form 8-K filed on February 8, 2024).
4.3	Form of 5.110% Notes due February 8, 2034 of Becton, Dickinson and Company (incorporated by reference to Exhibit 4.3 to the registrant’s Current Report on Form 8-K filed on February 8, 2024).

22	Subsidiary Issuer of Guaranteed Securities.

31	Certifications of Chief Executive Officer and Chief Financial Officer, pursuant to SEC Rule 13a - 14(a).

32	Certifications of Chief Executive Officer and Chief Financial Officer, pursuant to Rule 13a - 14(b) and Section 1350 of Chapter 63 of Title 18 of the U.S. Code.

101	The following materials from this report, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Becton, Dickinson and Company
(Registrant)
Dated: May 2, 2024

/s/ Christopher J. DelOrefice
Christopher J. DelOrefice
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/ Thomas J. Spoerel
Thomas J. Spoerel
Senior Vice President and Controller, Chief Accounting Officer and International Chief Financial Officer
(Principal Accounting Officer)